Form 10-Q
period 1996-06-30
AK STEEL HOLDING CORP
filed 1996-07-29
CIK 918160

             SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C.  20549

                        FORM 10-Q

            Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarter ended June 30, 1996  Commission File No.1-13696


                   AK STEEL HOLDING CORPORATION
     (Exact name of registrant as specified in its charter)


            Delaware                        31-1401455
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)          Identification No.)

            703 Curtis Street
            Middletown, Ohio                  45043
(Address of principal executive offices)    (Zip Code)

(Registrant s telephone number including area code)513) 425-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.


                               Yes  X     No
                                  ----       ----

Indicate the number of shares outstanding of each of the issuer s classes of common stock, as of the latest practicable date.


                            26,373,445 shares of common stock
                            --------------------------------
                                 (as of July 29, 1996)

                 (This page intentionally left blank.)

                    AK STEEL HOLDING CORPORATION

                              INDEX



PART I                                                    Page


Item 1 Financial Information


       Condensed Consolidated Statements of
       Operations -
           Three and Six-Month Periods Ended
           June 30, 1996 and 1995                         2

       Condensed Consolidated Balance Sheets -
       June 30, 1996 and December 31, 1995                3

       Condensed Consolidated Statements of
        Cash Flows -
        Six-Month Periods Ended June 30, 1996             4
        and 1995

       Notes to Condensed Consolidated Financial
       Statements                                         5


Item 2 Management's Discussion and Analysis of the
       Condensed Consolidated Financial Statements        6


PART II

OTHER INFORMATION

Item 1 Legal Proceedings                                  7

Item 4 Submission of Matters to a Vote of                 7
       Security Holders

Item 6 Exhibits and Reports on Form 8-K                   7

Signatures                                                8

Item 1.

                      AK STEEL HOLDING CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (dollars in millions, except per share data)



                       Three Months Ended   Six Months Ended
                            June 30,              June 30,
                       ------------------   -----------------
                        1996       1995     1996       1995
                        ----       ----     ----       ----

Net Sales             $575.4      $595.9    $1,134.3  $1,206.3

Cost of products
  sold                 456.5       460.2       901.0     945.6
Selling and
 Admin. Expenses        29.0        30.1        56.2      57.9
Depreciation            20.0        19.2        40.0      38.5
                       ------     ------      ------   -------
Total operating costs  505.5       509.5       997.2   1,042.0

Operating profit        69.9        86.4       137.1     164.3

Interest expense         9.5         9.2        18.9      18.3
Other income             2.8         5.1         5.6       8.0
                      ------     -------      ------   -------

Income before income
 taxes                  63.2       82.3        123.8     154.0
Current income tax
 provision               6.1        7.2         12.0      13.4
Deferred income tax
 provision (benefit)    18.6       (3.3)        36.3      (6.1)
                      ------     -------      -------  --------
Net income              38.5        78.4        75.5     146.7

Preferred stock
 dividends               2.8         4.1         5.9       8.1
                      -------     -------     -------  --------

Net income applicable
 to common
 shareholders         $ 35.7      $ 74.3      $ 69.6   $ 138.6
                        -------    -------    -------   --------
                        -------    -------    -------   --------

Earnings per common
 share: (See note 2)
    Primary            $1.34      $ 2.81      $ 2.65   $  5.25
    Fully diluted      $1.24      $ 2.39      $ 2.44   $  4.47

Cash dividends per
 common share          $ .15       $  -        $  .30   $   -

Common shares and
 common share
 equivalents outstanding
 (weighted average in
  millions):
  For primary earnings
    per share          26.4      26.4         26.2      26.4
  For fully diluted
  earnings per share   30.9      32.9         31.0      32.9

- -----------
See notes to condensed consolidated financial statements.

                      AK STEEL HOLDING CORPORATION

                  CONDENSED CONSOLIDATED BALANCE SHEETS
                        (dollars in millions)

ASSETS
                                        June 30,   December 31,
                                          1996         1995
                                        -------    -----------
Current Assets:
Cash and cash equivalents              $  168.7      $  137.0
Short-term investments                     52.7         175.8
Accounts receivable - net                 248.8         217.0
Inventories:
 Finished and semi-finished               197.6         183.5
 Raw materials                            127.3         157.2
                                      ---------     ---------
   Total inventories - net                324.9         340.7
Deferred taxes                              0.1          14.8
Other current assets                       12.1           1.9
                                      ---------     ---------
 Total Current Assets                     807.3         887.2
                                      ---------     ---------

Property, plant and equipment           1,470.6       1,451.6
 Less accumulated depreciation           (517.0)       (478.0)
                                      ----------    ----------

 Property, plant and equipment - net      953.6         973.6
                                      ----------    ----------

Prepaid Pension                           157.5         138.8

Other                                     119.0         115.9
                                     ----------    ----------

TOTAL ASSETS                           $2,037.4      $2,115.5
                                     ----------    ----------
                                     ----------    ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                      $  191.0      $  255.9
 Other accruals                           111.3         141.4
 Current portion of long-term debt          -             -
 Current portion of pension obligation      0.1           0.1
 Current portion of postretirement benefit
  obligation                                -             -
                                      ---------     ---------
  Total Current Liabilities               302.4         397.4
                                      ---------     ---------

Noncurrent Liabilities:
 Long-term debt                           325.0         325.0
 Pension obligation                         -             -
 Postretirement benefit obligation        626.0         655.7
 Other liabilities                         63.9          63.2
                                     ----------     ---------
  Total Noncurrent Liabilities          1,014.9       1,043.9
                                     ----------     ---------

TOTAL LIABILITIES                       1,317.3       1,441.3
                                     ----------     ---------

Stockholders' Equity:
Preferred stock - Authorized 25,000,000
shares of $.01 par value each;
  7,479,674 shares issued;
  outstanding 1996 - 5,139,774 shares,
  1995 - 5,915,974 shares                  0.1            0.1
Common stock - Authorized 75,000,000
shares of $.01 par value each;
issued 1996 - 26,994,380 shares,
1995 - 26,476,297 shares; outstanding
1996 - 26,356,945 shares,
1995 - 25,838,862 shares                   0.3            0.3
Additional paid-in capital               706.6          715.0
Treasury Stock - common shares at
cost - 637,435 shares                    (21.5)         (21.5)
Retained earnings                         34.6          (19.7)
                                       --------      ---------
TOTAL STOCKHOLDERS' EQUITY               720.1          674.2
                                       --------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                $2,037.4       $2,115.5
                                      ---------      ---------
                                      ---------      ---------

- --------
See notes to condensed consolidated financial statements.

                       AK STEEL HOLDING CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in millions)

                                                Six Months Ended
                                                   June 30,
                                                ----------------
                                               1996        1995
                                               ----        ----


NET CASH FLOWS FROM OPERATING ACTIVITIES      $(38.3)    $136.4
                                             --------   --------


CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital investments                            (20.0)    (56.0)
 Change in short-term investments               123.1    (111.2)
 Other                                            0.6      (0.6)
                                             --------   -------
  NET CASH FLOWS FROM INVESTING ACTIVITIES      103.7    (167.8)
                                             --------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock          9.4       0.8
 Principal payments on long-term debt             -       (5.0)
 Preferred stock dividends paid                 (6.3)     (8.1)
 Common stock dividends paid                    (7.8)       -
 Purchase of preferred stock                   (29.0)       -
                                             --------   -------
  NET CASH FLOWS FROM FINANCING ACTIVITIES     (33.7)    (12.3)
                                             --------   -------


NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                     31.7     (43.7)

Cash and cash equivalents, beginning
 of period                                     137.0     261.8
                                             -------   -------
Cash and cash equivalents, end of period      $168.7    $218.1
                                             -------   -------
                                             -------   -------


Supplemental disclosure of cash flow information:
- -------------------------------------------------

Cash paid during the period for:
Interest (net of amount capitalized)            18.3      16.9
Income taxes                                     1.6       2.2

- ----------
See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
- -----------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Millions)
- ------------------------------------------------------------

1.  Basis of Presentation
In the opinion of the management of AK Steel Holding Corporation ("AK Holding") and AK Steel Corporation ( AK Steel"), collectively the ( Company ), the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1996, and the results of its operations for the three-month and six-month periods ended June 30, 1996 and 1995, and cash flows for the six-month periods ended June 30, 1996 and 1995. The results of operations and financial position of AK Steel approximate the results and financial position of AK Holding and the results of operations for the six-month period ended June 30, 1996 are not necessarily indicative of the results to be expected for the year ending December31, 1996. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the years ended
December 31, 1995 and 1994.


2.  Earnings Per Share

                            Three Months Ended  Six Months Ended
                                  June 30,            June 30,
                            ------------------  -----------------
                            1996       1995     1996       1995
                            ----       ----     ----       ----

Primary:
Net income                $38.5      $78.4     $75.5     $146.7
Less dividends on
 preferred stock            2.8        4.1       5.9        8.1
                          -----      -----     ------    ------
Income applicable to
 common shareholders       35.7       74.3      69.6      138.6
                          -----      -----     ------    ------

Shares (weighted average):
Number of common shares
 outstanding               25.7       26.1      25.6       26.1
Number of common equivalent
shares outstanding           .7        .3        .6          .3
                          ------    ------    ------      ------
Number of common shares
 outstanding as adjusted   26.4      26.4      26.2        26.4
                         -------    ------    ------      ------
                         -------    ------    ------      ------

Primary earnings per
 common share             $1.34     $2.81     $2.65       $5.25
                         -------   -------    ------     -------
                         -------   -------    ------     -------
Assuming full dilution:
Net income                $38.5     $78.4     $75.5      $146.7
                        --------   -------   -------     -------
                        --------   -------   -------     -------

Shares (weighted average):
Number of common shares
 outstanding               25.7      26.1      25.6        26.1
Number of common equivalent
 shares outstanding          .7        .4        .7          .4
Assuming conversion of
 preferred stock            4.5       6.4       4.7         6.4
                         ------    -------   -------     -------
Number of common shares
 outstanding as adjusted   30.9      32.9      31.0        32.9
                        -------    -------   -------     -------
                        -------    -------   -------     -------

Earnings per share
 assuming full dilution   $1.24     $2.39      $2.44       $4.47
                        -------    -------   --------    -------
                        -------    -------   --------    -------


Item 2.  Management's Discussion and Analysis of the
         Condensed Consolidated Financial Statements

Net Sales for the second quarter of 1996 totaled $575.4 million, an increase of 3% from first quarter and a decrease of 3% from the second quarter of 1995. Net Sales in the second quarter of 1995 included merchant coke sales amounting to $13 million. In December of 1995 the Company shut down two of its coke oven batteries at the Middletown Works thus eliminating merchant coke sales for 1996.

Demand for flat rolled products continued at strong levels with shipments of 1.1 million tons in the second quarter. Shipments during the second quarter to the automotive markets attained record levels, totaling 489,000 net tons. This achievement comes on top of record shipments to automotive customers in the first quarter. Coated and cold rolled products accounted for 59% of total shipments in the second quarter of 1996.

Due to the Company s strong financial and operating performance, AK Steel s book tax rate for 1996 will approximate 39% compared to nearly a 5% rate in 1995. Earnings per fully diluted share for the second quarter 1996 were $1.24 compared to a reported $2.39 ($1.53 on a comparably taxed basis) for the prior year quarter.


Liquidity:
- ----------

The Company s board authorized a $100 million equity share repurchase program in October, 1995. This program has now been completed with repurchases totaling $73.7 million, $17.6 million, and $8.7 million during the fourth quarter 1995, first quarter 1996, and second quarter 1996, respectively.

On May 15, 1996, the Company s board authorized an additional
$100 million equity share repurchase program and during the second quarter the company repurchased $2.7 million.

At June 30, 1996, the Company had $221.4 million in cash, cash equivalents and short-term investments and also had $119.2 of financing availability under its $125.0 receivable purchase facility. Cash used in operating activities for the first six months of 1996 totaled $38.3 million. Of this amount the Company made contributions of $25 million to its pension fund, $50 million to pre-fund health care benefits for all active and retired employees and paid profit sharing bonuses of approximately $34 million in the first quarter. The Company has spent $20 million for capital investment, repurchased $29 million of its stock and paid cash dividends of $14.1 million.

PART II  OTHER INFORMATION
- ---------------------------

Item 1.  Legal Proceedings

In April, 1996, the Company and the Occupational Safety and Health Administration ( OSHA ) agreed to settle all outstanding issues involving a series of OSHA inspections at the Company s Middletown Works for $1.9 million. This matter was described in PartII, Item 1 of the Company s report on Form 10-Q for the period ended March 31, 1996.

In May, 1996, an action was filed in the United States District Court, Southern District of Ohio in Cincinnati, Ohio by several plaintiffs under the citizen suit provisions of federal environmental laws alleging violation of those laws in connection with a release of coke oven gas from the Company s Middletown Works which occurred on or about January 24, 1996. This matter was described in Part II, Item 1 of the Company s report on Form 10-Q for the period ended March 31, 1996.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders was held on May 15, 1996.
In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act. The following are the voting results on proposals considered and voted upon at the meeting as described in the proxy statement.

All ten nominees for Director listed in the proxy statement were elected.

                           For          Withheld
                           ---          --------

Allen Born              23,862,665       21,087
John A. Georges         23,863,705       20,047
Thomas C. Graham        23,863,632       20,120
Dr. Bonnie Guiton Hill  23,859,105       24,647
Robert H. Jenkins       23,859,304       24,448
Lawrence A. Leser       23,862,365       21,387
Robert E. Northam       23,862,580       21,172
Cyrus Tang              23,862,805       20,947
James A. Thomson        23,859,064       24,688
Richard M. Wardrop, Jr. 23,863,805       19,947


The proposal to amend the 1994 Stock Incentive Plan was approved (For 20,769,430, Against 668,414, Abstained 307,292).

Item 6.  Exhibits and Reports on Form 8-K

         A.  Exhibits

10.1 Executive Minimum and Supplemental Retirement Plan as amended January 1, 1996

10.2  Form of Amended Executive Officer Severance Agreement

         B.  Form 8-K

             Earnings Release       April 10, 1996

             Stock Repurchase Plan  May 15, 1996

                         SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the following duly authorized persons.



                      AK Steel Holding Corporation
                      -----------------------------
                      (Registrant)



Date: July 29, 1996    /s/  Richard E. Newsted
      -------------    ---------------------------------
                            Richard E. Newsted
                            Senior Vice President and
                            Chief Financial Officer


Date: July 29, 1996    /s/  Donald B. Korade
      --------------   ---------------------------------
                            Donald B. Korade
                            Controller