Form 10-Q
period 1996-09-30
AK STEEL HOLDING CORP
filed 1996-10-21
CIK 918160

             SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON, D.C. 20549

                       FORM 10-Q

            Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended September 30, 1996 Commission File No. 1-13696


               AK STEEL HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

          Delaware                       31-1401455
(State or other jurisdiction of       (I.R.S. Employer
incorporation or organization)       Identification No.)

        703 Curtis Street
        Middletown, Ohio                     45043
(Address of principal executive offices)   (Zip Code)

(Registrants telephone number including area code) (513)425-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                                 Yes  X        No
                                     ---           ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                              26,324,950 shares of common stock
                              ---------------------------------
                              (as of October 17, 1996)

                (This page intentionally left blank.)

                 AK STEEL HOLDING CORPORATION

                          INDEX


PART I                                                Page


Item 1 Financial Information


       Condensed Consolidated Statements of
       Operations -
         Three and Nine-Month Periods Ended            2
         September 30, 1996 and 1995

       Condensed Consolidated Balance Sheets -         3
         September 30, 1996 and December 31, 1995

       Condensed Consolidated Statements of
       Cash Flows -
         Nine-Month Periods Ended September 30, 1996   4
         and 1995

       Notes to Condensed Consolidated Financial
       Statements                                     5,6


Item 2 Management's Discussion and Analysis of the
       Condensed Consolidated Financial Statements     7


PART II

OTHER INFORMATION

Item 1 Legal Proceedings                               9


Item 4 Submission of Matters to a Vote of              9
       Security Holders

Item 6 Exhibits and Reports on Form 8-K                9


Signatures                                            10

Item 1.

                     AK STEEL HOLDING CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (dollars in millions, except per share data)


                        Three Months Ended      Nine Months Ended
                           September 30,           September 30,
                        ------------------      -----------------
                         1995        1996       1995        1996
                         ----        ----       ----        ----
Net Sales                $524.3      $559.3    $1,730.6  $1,693.6

Cost of products sold     403.9       440.3     1,349.5   1,341.3
Selling and admin.
 expenses                  28.3        28.5        86.2      84.7
Depreciation               19.3        18.7        57.8      58.7
                         ------      ------     -------    ------
Total operating costs     451.5       487.5     1,493.5   1,484.7

Operating profit           72.8        71.8       237.1     208.9

Interest expense            8.3         9.5        26.6      28.4
Other income                6.0         2.8        14.0       8.4
                         ------      ------     -------    ------
Income before income
 taxes                     70.5        65.1       224.5     188.9

Current income tax
 provision (benefit)
 (Note 5)                  (7.3)       (1.6)        6.1      10.4

Deferred income tax
 provision (Note 5)        10.6        27.0         4.5      63.3
                          -----      ------     -------    ------

Net income                 67.2        39.7       213.9     115.2

Preferred stock dividends   4.0         2.6        12.1       8.5
                          ------     -------    -------    ------

Net income applicable to
 common shareholders     $ 63.2     $  37.1     $ 201.8   $ 106.7
                          ------     -------    --------   ------
                          ------     -------    --------   ------



Earnings per common
 share: (Note 2)
Primary                 $  2.37     $  1.40    $  7.62    $  4.03
Fully diluted           $  2.02     $  1.28    $  6.49    $  3.71

Cash dividends per
 common share           $   -       $   .15    $   -      $   .45

Common shares and
 common share
equivalents outstanding
(weighted average in
 millions):
For primary earnings
 per share                 26.7       26.6       26.5        26.5
For fully diluted
earnings per share         33.1       30.9       33.0        31.1


---------------------
See notes to condensed consolidated financial statements.


                   AK STEEL HOLDING CORPORATION

               CONDENSED CONSOLIDATED BALANCE SHEETS
                     (dollars in millions)

ASSETS
                                   December 31,       September 30,
                                       1995               1996
                                   -----------       -------------
Current Assets:
Cash and cash equivalents          $  137.0          $  158.0
Short-term investments                175.8              65.2
Accounts receivable - net
 (Note 4)                             217.0             261.0
Inventories: (Note 3)
  Finished and semi-finished          183.5             213.4
  Raw materials                       157.2             149.5
                                   --------          --------
  Total inventories - net             340.7             362.9
Deferred taxes                         14.8               -
Other current assets                    1.9               8.0
                                  ---------          --------
  Total Current Assets                887.2             855.1
                                  ---------          --------
Property, plant and equipment       1,451.6           1,505.6
  Less accumulated depreciation      (478.0)           (535.4)
                                  ---------          --------
Property, plant and equipment -
  net                                 973.6             970.2
                                  ---------          --------
Prepaid Pension                       138.8             156.1

Other                                 115.9             107.7
                                  ---------          --------
TOTAL ASSETS                       $2,115.5          $2,089.1
                                  ---------          --------
                                  ---------          --------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                 $  255.9          $  191.1
  Other accruals                      141.4             144.5
  Current portion of long-term
    debt (Note 4)                       -                 -
  Current portion of pension
    obligation                          0.1               0.1


Current portion of postretirement
  benefit obligation                    -                  -
                                    -------           --------
  Total Current Liabilities           397.4              335.7
                                    -------           --------
Noncurrent Liabilities:
  Long-term debt (Note 4)             325.0              325.0
  Pension obligation                    -                  -
  Postretirement benefit obligation   655.7              621.0
  Other liabilities                    63.2               63.4
                                   --------           ---------
  Total Noncurrent Liabilities      1,043.9            1,009.4
                                   --------           ---------

TOTAL LIABILITIES                   1,441.3            1,345.1
                                   --------           ---------

Stockholders' Equity:
Preferred stock - Authorized 25,000,000
  shares of $.01 par value each;
  7,479,674 shares issued;
  outstanding 1995 - 5,915,974 shares,
  1996 - 4,845,774 shares              0.1                 0.1
Common stock - Authorized 75,000,000
shares of $.01 par value each;
issued 1995 - 26,476,297 shares,
1996 - 26,958,834 shares; outstanding
1995 - 25,838,862 shares,
1996 - 26,319,950 shares              0.3                  0.3
Additional paid-in capital          715.0                698.7
Treasury Stock - common shares
at cost - 1995 - 637,435 shares;
1996 - 638,884 shares               (21.5)               (21.5)
Retained earnings                   (19.7)                66.4
                                  --------              --------

TOTAL STOCKHOLDERS' EQUITY          674.2                744.0
                                  --------              --------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY             $2,115.5             $2,089.1
                                 ---------            ----------
                                 ---------            ----------

-----------
See notes to condensed consolidated financial statements.

                        AK STEEL HOLDING CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (dollars in millions)


                                            Nine Months Ended
                                              September 30,
                                            -----------------
                                            1995         1996
                                            ----         ----

NET CASH FLOWS FROM OPERATING ACTIVITIES    $199.2       $ 13.8
                                            ------       ------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital investments                       (103.6)       (55.3)
  Change in short-term investments          (181.2)       110.6
  Other                                        3.5          2.5
                                            -------      -------

   NET CASH FLOWS FROM INVESTING ACTIVITIES (281.3)        57.8
                                            -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock       3.0          9.4
  Principal payments on long-term debt        (5.0)          -
  Preferred stock dividends paid             (12.1)        (9.1)
  Common stock dividends paid                   -         (11.7)
  Purchase of treasury stock                    -          (0.1)
  Purchase of preferred stock                   -         (39.1)
                                            -------      -------

  NET CASH FLOWS FROM FINANCING ACTIVITIES   (14.1)       (50.6)
                                            -------      -------


NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                             (96.2)         21.0

Cash and cash equivalents, beginning
of period                                    261.8         137.0
                                           --------      --------

Cash and cash equivalents, end of period    $165.6        $158.0
                                           --------      --------
                                           --------      --------



Supplemental disclosure of cash flow information:
-------------------------------------------------

Cash paid during the period for:
  Interest (net of amount capitalized)    $ 16.2         $ 18.7
  Income taxes                               2.2            1.9



----------------
See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
----------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)
----------------------------------------------------


1.   Basis of Presentation
In the opinion of the management of AK Steel Holding Corporation ("AK Holding") and AK Steel Corporation ( AK Steel"), collectively the ( Company ), the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1996, and the results of its operations for the three-month and nine-month periods ended September 30, 1995 and 1996, and cash flows for the nine-month periods ended September 30, 1995 and 1996. The results of operations and financial position of AK Steel approximate the results and financial position of AK Holding. The results of operations for the nine-month period ended September 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the years ended December 31, 1994 and 1995.


2.   Earnings Per Share

(CAPTION>

                               Three Months Ended  Nine Months Ended
                                   September 30,     September 30,
                               ------------------  -----------------
                                1995       1996     1995      1996
                                ----       ----     ----      ----
Primary:
Net income                      $67.2      $39.7    $213.9    $115.2
Less dividends on preferred
 stock                            4.0        2.6      12.1       8.5
                                -----      -----    ------    ------
Income applicable to common
 shareholders                   $63.2      $37.1    $201.8    $106.7
                                -----      -----    ------    ------
                                -----      -----    ------    ------

Shares (weighted average):
  Number of common shares

  outstanding                    26.4       26.2      26.3      26.1

Number of common equivalent
  shares outstanding               .3         .4        .2        .4
                                -----     ------    ------    ------

Number of common shares
 outstanding as adjusted         26.7       26.6      26.5     26.5
                                -----      ------    ------   ------
                                -----      ------    ------   ------

Primary earnings per
  common share                 $ 2.37      $ 1.40    $ 7.62   $ 4.03
                               ------      ------    ------   ------
                               ------      ------    ------   ------

Assuming full dilution:
  Net income                   $67.2       $39.7     $213.9   $115.2
                              ------       ------    ------   ------
                              ------       ------    ------   ------

Shares (weighted average):
Number of common shares
 outstanding                   26.4         26.2      26.3     26.1
Number of common equivalent
shares outstanding               .3           .4        .3       .4
Assuming conversion of
  preferred stock               6.4          4.3       6.4      4.6
                             ------       ------     ------   ------

Number of common shares
  outstanding as adjusted      33.1         30.9      33.0     31.1
                             ------       ------     ------   ------
                             ------       ------     ------   ------

Earnings per share assuming
  full dilution              $ 2.02       $ 1.28    $ 6.49  $ 3.71
                             ------       ------    ------   ------
                             ------       ------    ------   ------



3. Inventories are valued at the lower of cost or market. The cost of the majority of inventories is measured on the last in, first out (LIFO) method. Other inventories are measured principally at average cost.


4. As of September 30, 1996, AK Steel Receivables, Inc. ( AKR ) had not sold accounts receivable to any participating banks under its Receivables Purchase and Servicing Agreement although $5.8 letters of credit had been issued. AKR had a sufficient pool of eligible receivables that could be sold to utilize the available capacity of the participating banks commitments.

     At September 30, 1996, the Company had $325.0 of long-term debt outstanding.


5. The book tax rate for 1996 will approximate 39% compared to nearly 5% in 1995. The significantly lower rate for 1995 resulted from the reduction of valuation reserves set up against deferred tax assets.

Item 2.   Management's Discussion and Analysis of the
          Condensed Consolidated Financial Statements

Certain statements contained herein are forward-looking statements that are based upon numerous assumptions about future conditions that could prove to be inaccurate. Actual results may materially differ. The Company s ability to achieve such results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the existence of demand for and acceptance of the Company s products and services, economic conditions, the impact of competition and pricing, and other factors affecting the Company s business that are beyond the Company s control.

The Company concentrates on the production of premium quality coated, cold rolled and hot rolled carbon steel. Consistent with management s operating strategy, sales of coated products for the third quarter and nine months ended September 30, 1996 exceed those of the comparable prior periods by approximately 17% and 12%, respectively. Increased levels of coated shipments are attributable to recent capital investments in the Company s coated facilities and increased cold mill productivity. Operating rates of each of the Company s major production units continue to show improvement.

The Company s net sales revenue for the third quarter of 1996 exceeds the comparable 1995 level by nearly 7%. This increase reflects a 14% improvement in shipments, primarily coated and hot rolled products. Net sales in the third quarter of 1995 included $16.1 million of merchant coke sales. In December 1995, the Company shut down two coke oven batteries at the Middletown Works thus eliminating merchant coke sales beginning in 1996.

For the first nine months of the year, sales of flat rolled products exceed prior year levels by 1%. Contract sales prices, which account for approximately 70% of the Company s annual sales volumes, decreased from prior year levels. The Company has generated additional revenue through a series of price increases on non-contract shipments during 1996.

The Company s principal customers are in the automotive, appliance, construction and manufacturing markets. The Company also sells its products to distributors and steel service centers. Demand in the third quarter for flat rolled products, especially coated and cold rolled products, continued at strong levels with shipments of 1,048,000 tons compared to 921,000 tons in the third quarter of 1995. The Company s marketing efforts have been increasingly directed toward those customers with exacting requirements for quality, on-time delivery, technical support and specialized product applications.

The following table sets forth the percentage of the Company s net sales to various markets for the nine months ended September 30, 1996 and 1995.


                                              Nine Months
                                              -----------
                                              1996   1995
                                              ----   ----
Automotive                                    55%    49%
Appliance, Construction and Manufacturing     16%    16%
Distributors and Service Centers              29%    35%
                                             ----   ----
Total                                        100%   100%

AK Steel s book tax rate for 1996 will approximate 39% compared to nearly 5% in 1995. The significantly lower rate for 1995 resulted from the reduction of valuation reserves set up against deferred tax assets. Fully diluted earnings per share for the third quarter and nine months of 1996 were $1.28 and $3.71, compared to a reported $2.02 and $6.49 ($1.30 and $4.16 on a comparably taxed basis) for the prior year period.

Liquidity
---------

The Company s liquidity needs are primarily for capital investments, working capital requirements, employee benefit obligations and interest payments on its indebtedness. At September 30, 1996 the Company had $223.2 million of cash, cash equivalents and short-term investments and also had $119.2 million of financing available under its $125.0 accounts receivable purchase credit facility. During the nine months ended September 30, 1996, cash flow from operations generated $13.8 million. The Company contributed $25.0 million to its pension fund, $50.0 million to prefund healthcare benefits for all active and retired employees and paid profit sharing bonuses of approximately $34.0 million. In addition, the Company made capital investments of $55.3 million, paid cash dividends of $20.8 million and applied $39.1 million to open market purchases of its equity securities.

The Company anticipates ongoing capital investments to maintain the competitiveness and efficiency of its existing facilities and to assure its compliance with applicable safety and environmental standards. Capital expenditures for 1996 are expected to aggregate approximately $90.0 million, inclusive of $55.3 million expended during the first nine months of the year. At September 30, 1996, commitments for future capital expenditures, including expenditures for environmental compliance, totalled approximately $42.7 million, of which approximately $6.8 million will be expended in 1997 and $1.7 million in 1998.

The Company s pension plans are fully funded on an accrued benefits obligation basis as of September 30, 1996. Funding levels in the near term are expected to be minimal. The Company also has available a pension funding credit balance of $337.0 million that could be used to meet future funding requirements, if any, although there are no present plans to do so.

At September 30, 1996 the Company s obligations for postretirement benefits other than pensions totalled approximately $621.0 million. The Company established a healthcare trust as of June 30, 1995 as a means of prefunding these obligations. The Company currently is paying benefits from this trust, however, it has reimbursed the trust for current benefit payments. The balance in the trust at September 30, 1996 is $137.8 million, which is equivalent to approximately two years of active and retiree benefit payments. Although no funding obligation to the trust exists, the Company may make periodic contributions to the trust at its discretion.

On October 8, 1996, the Company s board of directors declared a quarterly common stock dividend of $0.20 per share, payable on November 15, 1996, to stockholders of record on October 21, 1996. The dividend represents a 33% increase in the common stock dividend and indicates an annual dividend rate of $.80 per share of common stock.

The Company currently is considering various alternatives for growth of its capacity to produce value added products. Although the Company has not made a determination to implement any of these alternatives, action taken, if any, could have a material effect on the Company s future liquidity, capital expenditures and cash flow.

PART II       OTHER INFORMATION
-------------------------------


Item 1.   Legal Proceedings

There were no significant legal matters in the three-month period ended September 30, 1996.


Item 4.   Submission of Matters to a Vote of Security Holders

          None.


Item 6.   Exhibits and Reports on Form 8-K

          A.  Exhibits - None

          B.  Form 8-K

              Earnings Release      July 11, 1996

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the following duly authorized persons.




                          AK Steel Holding Corporation
                          ----------------------------
                          (Registrant)



Date:  October 17, 1996   /s/  Richard E. Newsted
       ----------------   -------------------------------
                               Richard E. Newsted
                               Senior Vice President and
                               Chief Financial Officer



Date: October 17, 1996    /s/  Donald B. Korade
      ----------------    ------------------------------
                               Donald B. Korade
                               Controller