Form 10-K
period 1996-12-31
AK STEEL HOLDING CORP
filed 1997-02-04
CIK 918160

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996.

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM
   TO       .

                         COMMISSION FILE NO. 1-13696.

                         AK STEEL HOLDING CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              31-1401455
    (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)


                                                        45043
  703 CURTIS STREET, MIDDLETOWN, OHIO                (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

      Registrant's telephone number, including area code: (513) 425-5000.

          Securities registered pursuant to Section 12(b) of the Act:

           TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH
                                                     REGISTERED


       COMMON STOCK $.01 PAR VALUE
  7% CONVERTIBLE PREFERRED STOCK, STOCK        NEW YORK STOCK EXCHANGE
               APPRECIATION                     NEW YORK STOCK EXCHANGE
         INCOME LINKED SECURITIES              NEW YORK STOCK EXCHANGE
      10 3/4% SENIOR NOTES DUE 2004

          Securities registered pursuant to Section 12(g) of the Act:

                                     None

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X No    .
                                                   ---    ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Aggregate market value of the registrant's voting stock held by non-affiliates at January 31, 1997: $892,704,833.

  At January 31, 1997 there were 26,742,320 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant's definitive proxy statement for the annual meeting of stockholders to be held May 15, 1997, (the "1996 Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 1996.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          AK STEEL HOLDING CORPORATION

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
Item 1 --Business........................................................    1
Item 2 --Properties......................................................    4
Item 3 --Legal Proceedings...............................................    5
Item 4 --Submission of Matters to a Vote of Security Holders.............    6
Item 5 --Market for Registrant's Common Equity and Related Stockholder
 Matters.................................................................    6
Item 6 --Selected Financial Data.........................................    8
Item 7 --Management's Discussion and Analysis of Financial Condition and
 Results of Operations...................................................    9
Item 8 --Financial Statements and Supplementary Data.....................   13
Item 9 --Changes in and Disagreements with Accountants...................   32
Item 10--Directors and Executive Officers of the Registrant..............   32
Item 11--Executive Compensation..........................................   35
Item 12--Security Ownership of Certain Beneficial Owners and Management..   35
Item 13--Certain Relationships and Related Transactions..................   35
Item 14--Exhibits, Financial Statement Schedules and Reports on Form 10-
 K.......................................................................   35

                                    PART I

ITEM 1--BUSINESS.

GENERAL

  AK Steel Holding Corporation, through its wholly-owned subsidiary, AK Steel Corporation (collectively, the "Company"), is a fully-integrated producer of flat rolled steel. The Company concentrates on the production of premium quality coated, cold rolled and hot rolled carbon steel primarily for sale to the automotive, appliance, construction and manufacturing markets. The Company also cold rolls and aluminum coats stainless steel for automotive industry customers. During 1996, the Company's shipments totalled 4,382,500 tons, of which 2,683,600 tons, or approximately 61%, consisted of value-added coated and cold rolled carbon steel products, including approximately 75,000 tons of aluminum coated stainless steel.

  The Company has earned a reputation, particularly among high-end customers, for consistent product quality and superior service, receiving numerous customer quality awards. In August 1996, the Company earned registration under the ISO 9002 international quality standard and certification under the QS 9000 quality assurance program used by domestic automotive manufacturers.

  The Company currently conducts operations at its Middletown Works in Middletown, Ohio, and its Ashland Works in Ashland, Kentucky. In November 1996, the Company announced its plans to construct its Rockport Works, a state-of-the-art finishing facility to be located on a currently undeveloped 1,700 acre site in Spencer County, Indiana, near the Ohio River community of Rockport. For further information with respect to these facilities, see Item 2--Properties.

CUSTOMERS

  The Company's principal customers are in the automotive, appliance, construction and manufacturing markets. The Company also sells its products to distributors and converters.

  The Company's marketing efforts are principally directed toward those customers whose exacting requirements for on-time delivery, technical support and the highest quality coated and cold rolled products justify commensurate pricing. The Company believes that its enhanced product quality and delivery capabilities, and its emphasis on customer technical support and product planning, are critical factors in its ability to serve this segment of the market.

  The following table sets forth the percentage of the Company's net sales attributable to various markets:

                                                    YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1994      1995      1996
                                                   --------  --------  --------
Automotive........................................      47%       50%       55%
Appliance, Construction and Manufacturing.........      16%       16%       15%
Distributors and Converters.......................      37%       34%       30%

  Consistent with management's strategy of concentrating on the high-end of the flat rolled carbon steel market, shipments to the automotive market have increased steadily in recent years. A major factor contributing to this increase has been the growth in the number of U.S.-based plants of foreign automotive manufacturers, whose production of cars and light trucks in North America has increased from 1.2 million vehicles in 1989 to 2.4 million vehicles in 1996. The Company supplies coated, cold rolled and hot rolled steel to nearly all of these producers and is a major supplier to General Motors, Ford and Chrysler. Shipments to General Motors, the Company's largest customer, accounted for approximately 22%, 20% and 17% of net sales in 1994, 1995 and 1996, respectively. No other customer accounted for more than 10% of net sales for any of these years.

  The appliance, construction and manufacturing markets consist principally of the home appliance market, heating, ventilation and air conditioning market and lighting industries. Shipments to these markets accounted for approximately 15% of net sales in 1996.

  Distributors and converters, the third category of the Company's primary markets, purchase primarily hot rolled and cold rolled products and may process these further or simply sell them directly to third parties. Sales generally are made on a spot market basis, with quality and delivery capability also being factors in obtaining orders.

  Rockport Works, when it begins operations in 1998 and becomes fully operational in late 1999, will enable the Company to substantially increase its production of the premium grades of coated and cold rolled steel most desired by its high-end customers, particularly the automotive market. In addition, Rockport Works will enable the Company to further penetrate the market for flat rolled stainless steel, which is associated with higher margins, less cyclicality and more favorable growth characteristics than the carbon steel market.

RAW MATERIALS

  The principal raw materials and commodities required in the Company's manufacturing operations are coal, iron ore, electricity, natural gas, oxygen, scrap metal, limestone and other commodity materials, all of which are purchased at competitive or prevailing market prices. Adequate sources of supply exist for all of the Company's raw material requirements.

  As more fully described herein under Item 2--Properties, following start-up of production at the Rockport Works in 1999, the Company expects to supplement its own production of carbon steel hot band with purchases from third parties and to satisfy its stainless steel hot band requirements for the Rockport Works in a similar manner. Management believes adequate sources of supply exist and will continue to exist for both types of material, but intends to enter into long-term contracts with several producers to assure availability.

EMPLOYEES

  As of December 31, 1996, the Company had approximately 5,800 active employees, of whom approximately 57% were represented by the Armco Employees Independent Federation, Inc. (the "AEIF"), 19% by the United Steelworkers of America (the "USWA") and 6% by the Oil, Chemical and Atomic Workers Union (the "OCAW"). The AEIF represents all hourly employees and certain nonexempt salaried employees at the Middletown Works. The USWA represents hourly steelmaking employees and certain nonexempt salaried employees at the Ashland Works. The OCAW represents hourly employees at the Ashland Works coke manufacturing facility. In 1994, the USWA sought to become the collective bargaining representative of the hourly employees at the Middletown Works, but a majority of those employees voted to retain the AEIF as their representative. No assurance can be given that the USWA will not seek to represent the Middletown Works' employees at some future date.

  The Company's agreement with the AEIF is effective through February 29, 2000. The agreement with OCAW expires October 1, 1997. The expiration date of its agreement with the USWA is presently the subject of dispute, with the Company asserting that the agreement is effective until March 30, 2000 and the USWA asserting that the agreement will expire March 28, 1997. No prediction can be made as to whether or when this dispute will be resolved or as to the possible consequences thereof.

COMPETITION

  Competition within the steel industry is intense. In the sale of flat rolled carbon steel the Company competes primarily on the basis of product quality, responsiveness to customer needs and price with other integrated steel producers and, to a lesser extent, mini-mills. Mini-mills have increased their ability to produce higher quality products, which has enabled them to become more competitive with integrated steel producers and, in periods of weak demand, has increased pressure on prices and margins. Moreover, U.S. carbon steel producers have historically faced significant competition from foreign producers, although the weakness of the U.S. dollar relative to certain foreign currencies has dampened this competition in the United States in recent years. The highly competitive nature of the industry, combined with excess production capacity for non-premium grades of hot rolled and cold rolled carbon steel, may in the future exert downward pressure on prices.

  Upon completion of Rockport Works, the Company will substantially expand its capacity to cold roll and finish stainless steel. The stainless steel sector is highly competitive and has seen significant capacity additions, particularly in overseas markets. Generally, imports have been a far more significant factor in the stainless steel market than the carbon steel market, representing 23% and 22% of the domestic flat rolled stainless steel market in 1994 and 1995, respectively. In part, the higher level of imports of stainless steel is a reflection of its substantially higher margins, which significantly reduce the relative impact of shipping costs on the producer. There has been an increase in the capacity of foreign producers in recent years, resulting in downward pressure on domestic prices. It is difficult to predict the amount of stainless steel that will be imported into the U.S. in the future. Increased domestic and foreign production capacity and growth in imports will likely result in greater competition and have a negative impact on prices. The ability of the Company to operate profitably in this environment will depend on its ability to produce high quality stainless steel at a cost that is equal to or below that of the other principal producers.

ENVIRONMENTAL MATTERS

  Domestic steel producers, including the Company, are subject to stringent federal, state and local laws and regulations relating to the protection of human health and the environment.

  The Company has expended the following for environmental related capital investments and environmental compliance:

                                                      YEARS ENDED DECEMBER 31,
                                                     --------------------------
                                                       1994     1995     1996
                                                     -------- -------- --------
                                                           (IN MILLIONS)
Environmental related capital investments........... $   26.7 $   19.1 $    6.1
Environmental compliance costs......................     46.4     51.7     53.6

  The Clean Air Act Amendments of 1990 (the "Amendments") imposed new standards designed to reduce air emissions. The Amendments have directly affected many of the Company's operations, particularly its coke oven batteries. As of December 31, 1996, the Company has incurred $67.3 million in capital investments to bring its coke operations into compliance with the Amendments' requirements. The Company does not expect capital investments for compliance with these requirements to be material in the near future.

  The Company does not anticipate any material impact on its future recurring operating costs or profitability as a result of its compliance with current environmental regulations. Moreover, the Company believes that since all domestic steel producers operate under the same set of environmental regulations, the Company is under no competitive disadvantage resulting from compliance with such regulations.

 Environmental Remediation

  The Company and its predecessors have been conducting steel manufacturing and related operations for over 90 years. Although the Company believes that its predecessors utilized operating practices that were standard in the industry at the time, hazardous materials may have been released in or under currently- or previously-operated sites. Although the Company does not have sufficient information to estimate its potential liability in connection with any potential future remediation, it believes that if any such remediation is required, it will occur over an extended period of time.

  Pursuant to the Resource Conservation and Recovery Act ("RCRA"), which governs the treatment, handling and disposal of hazardous waste, the United States Environmental Protection Agency ("EPA") and authorized state environmental agencies may conduct inspections of RCRA-regulated facilities to identify areas where there have been releases of hazardous waste or hazardous constituents into the environment and order the facilities to take corrective action to remediate such releases. The Middletown Works and the Ashland Works are subject to RCRA inspections by environmental regulators. While the Company cannot predict the future actions of these regulators, the potential exists for required corrective action at these facilities.

  Under the authority of the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), EPA and state environmental authorities have conducted site investigations at certain of the Company's facilities, portions of which previously had been used for disposal of currently regulated materials. While the results of these investigations are still pending, the Company could, in the future, be directed to incur costs for remedial activities at the former disposal areas. Given the uncertain status of these investigations, however, the Company currently is unable to predict if and when such costs might arise or, if they should arise, their magnitude.

 Environmental Proceedings

  In May 1996, an action was commenced against the Company in the United States District Court, Southern District of Ohio, Western Division, on behalf of eleven named plaintiffs seeking declaratory and injunctive relief and both compensatory and punitive damages as a consequence of an underground coke oven gas line leak at the Middletown Works.

  Under the authority of CERCLA, the Kentucky Department of Environmental Protection conducted a comprehensive review of the waste management control systems and handling practices at the Ashland Works coke department and steelmaking facility in July, August and September 1991. As a result of this inspection, the Kentucky Natural Resources and Environmental Protection Cabinet instituted an administrative proceeding against the Company in November 1993, alleging certain regulatory violations. The Company is vigorously contesting these allegations. To date, the EPA has not indicated whether it will seek additional penalties for these or other alleged violations as a result of the above inspection.

  In March 1991, the Ohio Environmental Protection Agency notified the Company that it had referred to the Ohio Attorney General for potential enforcement action certain alleged violations of Ohio's hazardous waste regulations at the Middletown Works. Although the Company believes it has a strong basis for contesting the alleged violations, it is in the process of negotiating a consent order with the Ohio Attorney General that will address the State's concerns.

  In addition to the foregoing matters, the Company is or may be involved in legal proceedings with various regulatory authorities that may require the Company to pay fines relating to violations of environmental laws and regulations, comply with more rigorous standards or other requirements, and incur capital and operating expenses to meet such obligations.

  The Company does not believe that the ultimate disposition of the foregoing proceedings, individually or in the aggregate, will have a material adverse effect on its financial condition, results of operations or cash flows.

ITEM 2--PROPERTIES.

  The Company's corporate headquarters are located in Middletown, Ohio. The Company currently conducts operations at its Middletown Works in Middletown, Ohio, and its Ashland Works in Ashland, Kentucky. Coke manufacturing plants, blast furnaces, basic oxygen furnaces and continuous casters are located at both of these facilities. The Company's hot rolling mill, cold rolling mill, pickling lines, annealing facilities and temper mills as well as four of its coating lines are located at the Middletown Works, and one additional coating line is located at the Ashland Works. All of these facilities are owned and together comprise approximately 3,700 acres of land. They are well maintained, considered adequate for their intended purposes and operating at full capacity.

  The Rockport Works, to be located on a currently undeveloped 1,700 acre site in Spencer County, Indiana near the Ohio river community of Rockport, will consist of a state-of-the-art continuous cold rolling mill, a hot dip galvanizing and galvannealing line, a continuous carbon and stainless steel pickling line, a stainless steel annealing and pickling line, hydrogen annealing facilities and a temper mill. Together with the Company's existing tandem cold mill, the Rockport Works continuous cold rolling mill, when fully operational in 1999, will enable the Company to cold roll all of the carbon steel hot band it produces, as well as additional quantities of carbon steel hot band that it will purchase from other producers. All of this material will be pickled, cold reduced and either annealed, tempered and shipped as cold rolled product or galvanized or galvannealed and shipped as coated product.

  The Rockport Works facility will also enable the Company to substantially increase its shipments of Series 400 stainless steel, which is sold for use in automotive exhaust systems, and to cold roll and ship Series 300 stainless steel, which is used in restaurant and kitchen equipment and medical appliances, as well as the oil refining, chemical production and food processing industries. Both of these products are associated with substantially higher margins than coated carbon steel. Hot rolled stainless steel coils in both series will be purchased from other producers for processing at the Rockport Works. The Company believes that there is and, for the foreseeable future, there will be an adequate supply of hot rolled stainless steel coils available for purchase in the open market.

  The required investment for construction and equipping of the Rockport Works, including acquisition and development of the site and all required support facilities, is expected to approximate $1.1 billion. To effectively manage equipment lead times and requirements during the construction period, and to reduce overall project risks, construction and start-up of the various major components of the facility will be independent of each other and will be staggered over a period of approximately three years. Funding requirements for the project, which began in the first quarter of 1997, will peak between the second half of 1997 and the first half of 1998 and will decline steadily thereafter through the end of 1999.

  The first production component to begin commercial operation will be the galvanizing line, which is projected to be at full production of anticipated customer shipment levels of approximately 800,000 tons per year, beginning in December 1998. The continuous cold mill is scheduled to achieve its targeted production of cold rolled carbon steel in March 1999. The hydrogen annealing facilities and the temper mill are expected to be capable of supporting approximately 600,000 tons per year of cold rolled product shipments by June 1999. The continuous carbon and stainless steel pickling line is scheduled to be at its targeted production level in September 1999. Lastly, the continuous stainless steel annealing and pickling line is scheduled to be at its targeted annual customer shipment levels of 200,000 tons of Series 400 stainless and 185,000 tons of Series 300 stainless in December 1999. The staggered start-up of the various components of the new facility should also enable the Company to begin generating revenue from the Rockport Works prior to the end of the construction period.

ITEM 3--LEGAL PROCEEDINGS.

  In addition to the items discussed below, the Company is also involved in routine litigation, environmental proceedings, and claims pending with respect to matters arising out of the normal conduct of the business. In management's opinion, the ultimate liability resulting from all claims, individually or in the aggregate, will not materially affect the Company's consolidated financial position, results of operations or cash flows.

  As a result of a 1991 inspection of the Ashland Works' cokemaking operations by the EPA and the Kentucky Department of Environmental Protection alleging mishandling of certain regulated materials, the Company has entered into non-binding mediation with the Kentucky Cabinet for Natural Resources.

  Federal regulations promulgated pursuant to the Clean Water Act impose categorical pretreatment limits on the concentrations of various constituents in coke plant wastewaters prior to discharge into publicly owned treatment works ("POTW"). Due to concentrations of ammonia and phenol in excess of these limits at the Middletown Works, the Company, through the Middletown POTW, petitioned the EPA for "removal credits," a type of compliance exemption, based on the Middletown POTW's satisfactory treatment of the Company's wastewater for ammonia and phenol. The EPA declined to review the Company's application on the grounds that it had not yet promulgated new sludge management rules. The Company thereupon sought and obtained from the Federal District Court for the Southern District of Ohio an injunction prohibiting the EPA from instituting enforcement action against the Company for noncompliance with the pretreatment limitations, pending the EPA's promulgation of the applicable sludge management regulations. Although the Company is unable to predict the outcome of this matter, if the EPA eventually refuses to grant the Company's request for removal credits, the Company could incur additional costs to construct pretreatment facilities at the Middletown Works.

  In January 1996, an action was filed in the Court of Common Pleas of Butler County, Ohio on behalf of four named plaintiffs who purport to represent a class of plaintiffs consisting of all hourly employees at the Company's Middletown Works and all hourly employees of independent contractors working at the facility since June 1992. The complaint has twice been amended to add three additional plaintiffs. The plaintiffs allege negligence and intentional tort and seek compensatory and punitive damages in an unspecified amount for alleged dangerous working conditions at the Company's Middletown Works. In April 1996, plaintiffs moved to certify a class action. The Company has vigorously opposed this motion and has filed motions to dismiss the suit in whole and in part. In September 1996, all pending motions were argued to the Court. No rulings have been rendered to date.

  In April 1996, an action was filed in the United States District Court, Southern District of Ohio by a number of former employees of the Company seeking certain pension and postretirement benefits which they allege were wrongly denied them when the Company outsourced their positions.

  In May 1996, an action was filed in the United States District Court, Southern District of Ohio by several plaintiffs under the citizen action suit provisions of federal environmental laws alleging violations of those laws as well as state claims in connection with the accidental release of coke oven gas from the Company's Middletown Works in January 1996. The Company has filed a motion to dismiss all federal claims and the matter has been fully briefed and presented to the Court, where a decision is now pending.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The Company's Common Stock has been listed on the New York Stock Exchange since April 5, 1995 (symbol: AKS). From March 30, 1994 to April 4, 1995 the Common Stock was traded on the Nasdaq Stock Market. The table below sets forth, for the calendar quarters indicated, the reported high and low sale prices of the Common Stock:

   1995                                                           HIGH     LOW
   ----                                                          ------- -------
    First Quarter............................................... $32 1/4 $21 1/2
    Second Quarter.............................................. $28 7/8 $24 1/2
    Third Quarter............................................... $34 3/8 $27 1/4
    Fourth Quarter.............................................. $35 5/8 $28 1/2
   1996                                                           HIGH     LOW
   ----                                                          ------- -------
    First Quarter............................................... $   41  $   33
    Second Quarter.............................................. $44 1/8 $37 7/8
    Third Quarter............................................... $42 7/8 $35 3/4
    Fourth Quarter.............................................. $42 1/2 $34 3/4

  As of January 31, 1997, there were 26,742,320 shares of Common Stock outstanding and held of record by 187 stockholders. Because many of these shares were held by depositories, brokers and other nominees, the number of record holders is not representative of the number of beneficial holders.

  On October 9, 1995, the Board of Directors approved a plan to repurchase, from time to time, up to $100.0 million of its outstanding equity securities. This initial program was completed in April 1996. The Company repurchased 637,435 shares of Common Stock for $21.5 million, an average of $33.62 per share to be held as treasury stock at cost. In addition, the Company purchased and retired 1,563,700 shares of Convertible Preferred Stock, Stock Appreciation Income Linked Securities ("SAILS"), for $52.3 million at an average of $33.43 per share in 1995 and 707,600 shares of the SAILS for $26.3 million at an average of $37.16 per share in 1996.

  On May 15, 1996, the Board of Directors approved a plan to repurchase, from time to time, up to $100.0 million of its outstanding equity securities. As of December 31, 1996, the Company had repurchased and retired 362,600 shares of the SAILS for $12.8 million, an average of $35.36 per share under that plan.

  The Company has paid quarterly dividends on its Common Stock since November 15, 1995. Dividends at the rate of $0.15 per share were paid on February 15, May 15, and August 15, 1996 and a dividend of $0.20 per share was paid on November 15, 1996. The Company has paid and intends to continue to pay dividends on the SAILS in accordance with the terms thereof. The declaration and payment of cash dividends is subject to restrictions imposed by the instruments governing its senior debt. At December 31, 1996, the Company had adequate amounts available for the payment of cash dividends.

ITEM 6--SELECTED FINANCIAL DATA.

  The following selected historical consolidated financial data for each of the five years in the period ended December 31, 1996 have been derived from the Company's audited consolidated financial statements. The selected historical consolidated financial data presented herein are qualified in their entirety by, and should be read in conjunction with, the consolidated financial statements of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                          YEARS ENDED DECEMBER 31,
                                -----------------------------------------------
                                  1992      1993      1994      1995     1996
                                --------  --------  --------  -------- --------
                                (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
 (1)
Net sales.....................  $1,404.5  $1,594.5  $2,016.6  $2,257.3 $2,301.8
Cost of products sold.........   1,318.6   1,380.3   1,655.2   1,768.1  1,846.5
Selling and administrative ex-
 penses.......................     118.6     111.2     113.7     116.5    114.7
Depreciation..................      87.3      73.5      70.7      74.6     76.1
Special charges and unusual
 items (2)....................     379.3      17.6     (15.9)      --       --
                                --------  --------  --------  -------- --------
Total operating costs.........   1,903.8   1,582.6   1,823.7   1,959.2  2,037.3
Operating profit (loss) (2)...    (499.3)     11.9     192.9     298.1    264.5
Interest expense..............      46.4      58.1      48.2      35.6     39.8
Other income..................       3.1       3.5       7.3      19.0     12.3
                                --------  --------  --------  -------- --------
Income (loss) before income
 taxes and extraordinary
 items........................    (542.6)    (42.7)    152.0     281.5    237.0
Provision (benefit) for income
 taxes (3)....................     (10.6)      --     (120.5)     12.9     91.1
                                --------  --------  --------  -------- --------
Income (loss) before extraor-
 dinary items.................    (532.0)    (42.7)    272.5     268.6    145.9
Extraordinary items (4).......     (12.1)      --      (14.9)      --       --
                                --------  --------  --------  -------- --------
Net income (loss).............  $ (544.1) $  (42.7) $  257.6  $  268.6 $  145.9
                                ========  ========  ========  ======== ========
Primary earnings per share:
  Income before extraordinary
   items......................       n/a       n/a  $  10.19  $   9.56 $   5.07
  Extraordinary items.........       n/a       n/a      (.57)      --       --
  Net income..................       n/a       n/a      9.62      9.56     5.07
Fully diluted earnings per
 share:
  Income before extraordinary
   items......................       n/a       n/a      8.30      8.14     4.70
  Extraordinary items.........       n/a       n/a      (.45)      --       --
  Net income..................       n/a       n/a      7.85      8.14     4.70
Cash dividend per common
 share........................       n/a       n/a       --        .15      .65
                                             AS OF DECEMBER 31,
                                -----------------------------------------------
                                  1992      1993      1994      1995     1996
                                --------  --------  --------  -------- --------
BALANCE SHEET DATA: (1)
Cash, cash equivalents and
 short-term investments.......  $    1.2  $  144.2  $  261.8  $  312.8 $  739.3
Working capital (deficit).....     (14.9)     55.9     443.5     489.8  1,005.1
Total assets..................   1,425.0   1,518.7   1,933.2   2,115.5  2,650.8
Current portion of long-term
 debt.........................     104.6     130.8       --        --       --
Long-term debt (excluding cur-
 rent portion)................     563.3     598.6     330.0     325.0    875.0
Current portion of pension and
 postretirement benefit
 obligations..................      59.1      93.8     110.3       0.1      0.1
Long-term pension and
 postretirement benefit
 obligations (excluding
 current portion).............     785.6     922.8     638.3     655.7    564.9
Partners' capital
 (deficit)/stockholders' eq-
 uity (5).....................    (449.7)   (586.2)    449.0     674.2    777.0

--------
(1) AK Steel Holding and AK Steel were formed effective March 29, 1994, as a result of the recapitalization (see Note 1 to Consolidated Financial Statements) of Armco Steel Company, L.P. (the "Partnership"), which was a joint venture of Armco Inc. and Kawasaki Steel Corporation. Accordingly, data for years prior to 1994 are derived from the financial statements of the Partnership.
(2) The operating loss for 1992 includes special charges of $379.3 million relating to the restructuring of the Company's operating facilities, the shutdown of its hot-rolling mill at the Ashland Works, workforce reductions and related costs, as well as the write-off of the Company's investment in Eveleth Expansion Company ("Eveleth"). The operating profit for 1993 includes special charges and unusual items of $17.6 million relating to fixed asset write offs and related disposal costs as well as other miscellaneous charges. The operating profit for 1994 includes gain of $15.9 million from the sale of the Company's equity interests in Southwestern Ohio Steel, L.P. ("SOS") and Nova Steel Processing ("Nova").
(3) Includes a tax benefit of $120.3 million in 1994 associated with recognition of the deferred tax asset related to postretirement benefits.
(4) The extraordinary item of $12.1 million in 1992 related to charges associated with compliance with the Coal Retiree Benefit Act. The extraordinary item of $14.9 million in 1994 consisted of charges associated with the prepayment of certain outstanding debt.
(5) Partners' deficit at December 31, 1993, and stockholders' equity at December 31, 1994, reflect reductions to equity of $113.2 million and $39.3 million (net of tax), respectively, related to the establishment of an additional pension plan liability. As of December 31, 1995, the Company had fully funded its pension plan liability on an accumulated benefit obligation basis and eliminated the reduction to stockholders' equity.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

  The Company concentrates on the production of premium quality coated, cold rolled and hot rolled carbon steel primarily for sale to the automotive, appliance, construction and manufacturing markets. The Company also cold rolls and aluminum coats stainless steel for automotive industry customers. In 1996, the Company had net sales of $2.3 billion and net income of $145.9 million.

  At the core of the Company's profitability is an experienced, results-oriented management team whose efforts are focused on increasing the efficiency of its operations and on the quality of its product while continually striving to improve safety and health in the workplace. Among other measures, the Company has rationalized its facilities, enhanced the productivity and maintenance of its equipment and renegotiated its key material and supply contracts. As a result, operating costs have been reduced significantly and product quality and reliability have been improved, enabling the Company to increase its sales of value-added coated and cold rolled products and steadily widen the gap by which its operating income per ton leads the other five major integrated producers.

1996 COMPARED TO 1995

  Net sales increased 2% in 1996 over 1995. Flat rolled product sales increased 5.0% or $108.2 million. However, due to the shutdown of two of the coke oven batteries at the Company's Middletown Works in December of 1995, sales of merchant coke decreased $58.8 million. A decline in flat rolled steel prices during 1996 for sales made on a contract basis, which account for approximately 70% of sales, was more than offset by an increase in flat rolled tonnage shipped coupled with an improving product mix and series of price increases on non-contract sales. The following table sets forth the percentage of the Company's net sales attributable to various markets for the years indicated:

                             YEARS ENDED DECEMBER 31,
                            ------------------------------
                              1994       1995       1996
                            --------   --------   --------
   Automotive..............       47%        50%        55%
   Appliance, Construction
    and Manufacturing......       16%        16%        15%
   Distributors and Con-
    verters................       37%        34%        30%

  Sales of higher margin coated products in 1996 were 15% higher than in 1995. This increase was largely attributable to improved productivity of the Company's coating facilities as a result of significant capital investments during 1995. The emphasis on production of coated products resulted in a decrease in sales of cold rolled products, as an increased percentage of the output from the Company's Middletown Works cold rolling mill was allocated to its coating facilities in order to maximize shipments of coated products.

  Operating profit in 1996 totalled $264.5 million, or $60 per ton shipped, compared to $298.1 million or $74 per ton shipped in 1995. The reduction was primarily due to reduced selling prices, increased raw material costs and an unplanned blast furnace outage at the Middletown Works in December 1996. The Company continues to emphasize productivity gains and quality enhancements as the primary components of its cost reduction efforts. Manhours per net ton shipped continued to improve, declining to 3.02 for the year of 1996 from 3.26 for 1995.

  Interest expense in 1996 increased 11%, or $4.2 million, over 1995, reflecting a reduction of $3.0 million in capitalized interest and the issuance in December 1996 of $550.0 million of 9 1/8% Senior Notes Due 2006 (the "9 1/8% Notes").

  The total income tax provision was $91.1 million, the components of which are described in Note 3 to the Consolidated Financial Statements herein.

  Net income for 1996 totalled $145.9 million compared to $268.6 million for the same period of 1995. Because the Company attained full book taxpayer status in 1996, its book tax rate was 38.4% compared to 4.7% for 1995. On a comparably taxed basis, net income for 1995 would have been $173.5 million. Earnings per fully diluted share for 1996 were $4.70, compared to a reported $8.14 ($5.26 on a comparably taxed basis) for 1995.

1995 COMPARED TO 1994

  Net sales for 1995 exceeded those for 1994 by approximately 12%. This increase reflects an increase in shipments from 3,875,000 tons in 1994 to 4,051,000 tons in 1995, higher average selling prices and an improved product mix. Net sales to affiliates decreased due to the sale of SOS and Nova in 1994.

  The following table sets forth the percentage of the Company's net sales to various markets for the indicated years.

                                                                  1993 1994 1995
                                                                  ---- ---- ----
   Automotive.................................................... 42%  47%  50%
   Appliance, Construction and Manufacturing..................... 14%  16%  16%
   Distributors and Converters................................... 44%  37%  34%

  The Company's shipment mix continued to show improvement. The high-end market segments automotive, appliance, manufacturing and construction accounted for 55% of tons shipped for 1995, an increase of 3% compared to 1994. Shipments to the automotive market increased nearly 15% to 1.6 million tons. Coated and uncoated cold rolled steel, both high-end products, accounted for 65% of tons shipped compared to 56% in 1994. In addition, the Company completed capital improvement projects on its Middletown Works continuous caster, electrogalvanizing line and hot dip galvanizing line which have increased the capacity to produce value-added products for the high-end market.

  Output at each of the Company's major production units continued to improve during 1995. Significant productivity gains occurred at the continuous casters, cold strip mill and several coating lines. Manhours per ton shipped improved to 3.26 during 1995, compared to 3.78 in 1994, despite a more labor intensive value-added product mix.

  Primarily as a result of increased shipments and higher average selling prices, as well as continued cost reductions and productivity improvement efforts, operating profit for 1995 increased 68% to $298.1 million compared to 1994 operating profit of $177.0 million (excluding unusual items recorded in 1994) or $74 per ton in 1995 compared to $46 per ton in 1994.

  Interest expense decreased 26%, or $12.6 million reflecting the full effect in 1995 of the Company's recapitalization at the beginning of the second quarter of 1994. Other income increased 160%, or $11.7 million, primarily due to interest income on short-term investments.

  The total income tax provision for 1995 was $12.9 million, the components of which are described in Note 3 of the accompanying consolidated financial statements included elsewhere herein.

LIQUIDITY AND CAPITAL RESOURCES

 Year Ended December 31, 1996

  On December 17, 1996, the Company completed arrangements for $800.0 million of debt financing for the construction of its previously announced Rockport Works. (See Item 2--Properties.) The Company issued $550.0 million of its 9 1/8% Notes and entered into definitive agreements for the private sale beginning in June of 1997 of an aggregate of $250.0 million of Senior Secured Notes Due 2004 (the "Secured Notes"), which will be collateralized by the hot dip galvanizing and galvannealing line and the continuous cold mill at the Rockport Works. Pending completion of these facilities (presently anticipated for December 1998 and March 1999, respectively), the Company is prohibited from granting liens on its inventories.

  At December 31, 1996, the Company had $739.3 million in cash, cash equivalents and short term investments and $119.4 million of financing available under its $125.0 million accounts receivable purchase credit facility. During 1996 cash flow from operations generated $86.3 million. Cash flows from net income were partially offset as the Company contributed a total of $100.0 million to a trust established to prefund health care benefits for both active and retired employees, contributed $25.0 million to its pension trust and paid profit sharing bonuses of $34.6 million.

  Cash flows used in investing activities totalled $185.1 million of which $53.6 million was associated with the Rockport Works.

  Cash flows from financing activities generated $484.9 million as the net proceeds from the issuance of $550.0 million of the 9 1/8% Notes were partially offset as the Company paid cash dividends of $28.7 million and utilized $39.2 million for open market purchases of its equity securities during 1996.

 Anticipated Debt Service

  The Company's long term debt at December 31, 1996, totalled $875.0 million, and consisted of $325.0 million principal amount of its 10 3/4% Senior Notes Due 2004 (the "10 3/4% Notes") and $550.0 million principal amount of its 9 1/8% Notes, neither of which is subject to amortization prior to maturity. During 1997, the Company will issue $250.0 million aggregate principal amount of its Secured Notes, which will be repayable in four successive annual installments of $62.5 million commencing in December 2001. After giving effect to the issuance of the Secured Notes, the Company will have outstanding an aggregate of $1,125.0 million of long term debt. Interest expense for 1996 totalled $39.8 million and is expected to total $89.7 million in 1997 and $107.6 million in 1998 through 2001 and to decline ratably thereafter to $90.7 million in 2004. For financial reporting purposes, a portion of the interest on the 9 1/8% Notes and the Secured Notes during the construction period of Rockport Works will be capitalized and amortized over a period of years.

 Capital Investments

  In addition to the projected $1.1 billion cost of constructing and equipping Rockport Works, the Company anticipates annual capital investments of approximately $100.0 million to maintain the competitiveness and efficiency of its existing facilities and to assure its compliance with applicable safety and environmental standards. Capital investments excluding Rockport Works totalled $88.0 million during 1996. At December 31, 1996, commitments for future capital investments, excluding Rockport Works but including those made to assure environmental compliance, totalled approximately $41.0 million, all of which will be funded in 1997. In addition, at December 31, 1996, the Company had outstanding commitments for the constructing and equipping of Rockport Works under contracts aggregating $420.9 million; however, the Company's maximum aggregate liability in the event of cancellation of these contracts is limited to $33.9 million. Peak capital investment is expected to occur between the second half of 1997 and the first half of 1998, declining steadily thereafter until final completion of the facility in December of 1999. The Company will use approximately $300.0 million of its own cash and cash generated from operations to supplement the financing of the Rockport Works.

 Employee Benefit Obligations

  The Company's pension plans are fully funded on an accumulated benefit obligation basis in accordance with generally accepted accounting principles as of December 31, 1996. Funding levels in the near term (three to five years) are expected to be minimal. The Company also has available a pension funding credit balance of $342.0 million that can be used to meet future pension funding requirements, if any, although there are no present plans to do so.

  At December 31, 1996, the Company's liability for postretirement benefits other than pensions totalled $564.9 million. Effective June 30, 1995, the Company established a health care trust as a means of prefunding this liability. As of December 31, 1996, the Company had contributed approximately $170.0 million to this trust. Effective January 1, 1996, the Company began paying benefits from the trust, but it has reimbursed the trust for current benefit payments. Together with the earnings on trust investments, the balance of the trust at December 31, 1996, was $194.8 million which is equivalent to approximately 2 1/2 years of active and retiree health care benefit payments.

  The Company's current liquidity needs are primarily for capital investment and working capital requirements. After giving effect to the Notes and the Secured Notes, the Company believes it will have adequate resources to address its operating, capital investment, employee benefit and debt service requirements from cash flow from operations, cash, cash equivalents and permitted borrowings in the near term. In the event of unanticipated reductions in cash flow from operations, the Company would seek additional debt or equity financing, although there can be no assurance that such financing will be available when needed or, if available, will be obtainable on terms that are favorable to the Company. See Note 11 of the accompanying Financial Statements for a discussion of environmental matters.

 Year Ended December 31, 1995

  The Company's cash, cash equivalents and short-term investment position increased by $51.0 million during 1995. Cash flow from operations generated $300.1 million. The Company contributed $93.0 million to its pension trust and $70.0 million to the health care benefits trust, made capital investments of $175.7 million and used $73.8 million for open market purchases of its equity securities.

 Year Ended December 31, 1994


  The Company's cash, cash equivalents and short-term investment position increased by $117.6 million during 1994. Cash flow from operating activities totalled $153.9 million. During 1994, the Company generated $979.0 million from financing activities, consisting primarily of the net proceeds of the initial public offering of its Common Stock, the public offering of its 10 3/4% Notes and the public offering of its 7.0% Convertible Preferred Stock. The Company repaid $629.4 million of outstanding debt, contributed $315.7 million to its pension trust and made capital investments of $87.5 million.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                 AK STEEL HOLDING CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----
Independent Auditors' Report.............................................  14
Consolidated Statements of Income for the Years Ended December 31, 1994,
 1995 and 1996...........................................................  15
Consolidated Balance Sheets as of December 31, 1995 and 1996.............  16
Consolidated Statements of Cash Flows for the Years Ended December 31,
 1994, 1995 and 1996.....................................................  17
Consolidated Statements of Stockholders' Equity for the Years Ended De-
 cember 31, 1994, 1995 and 1996..........................................  18
Notes to Consolidated Financial Statements...............................  19

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors of AK Steel Holding Corporation:

  We have audited the accompanying consolidated balance sheets of AK Steel Holding Corporation and Subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Cincinnati, Ohio
January 22, 1997

                          AK STEEL HOLDING CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                      1994      1995     1996
                                                    --------  -------- --------
Net Sales:
  Customers.......................................  $1,848.0  $2,205.0 $2,280.0
  Affiliates (Note 7).............................     168.6      52.3     21.8
                                                    --------  -------- --------
    Total Net Sales...............................   2,016.6   2,257.3  2,301.8
Operating Costs:
  Cost of products sold (Notes 1, 7 and 11).......   1,655.2   1,768.1  1,846.5
  Selling and administrative expenses.............     113.7     116.5    114.7
  Depreciation (Note 1)...........................      70.7      74.6     76.1
  Special charges and unusual items (Note 9)......     (15.9)      --       --
                                                    --------  -------- --------
    Total Operating Costs.........................   1,823.7   1,959.2  2,037.3
                                                    --------  -------- --------
Operating Profit..................................     192.9     298.1    264.5
Interest Expense (Note 4).........................      48.2      35.6     39.8
Other Income......................................       7.3      19.0     12.3
                                                    --------  -------- --------
Income Before Income Taxes and Extraordinary
 Item.............................................     152.0     281.5    237.0
Current income tax provision (Note 3).............       --        6.2      3.8
Deferred income tax provision (benefit) (Note 3)..    (120.5)      6.7     87.3
                                                    --------  -------- --------
Income Before Extraordinary Item..................     272.5     268.6    145.9
Extraordinary Item (Note 10)......................     (14.9)      --       --
                                                    --------  -------- --------
Net Income........................................     257.6     268.6    145.9
Preferred Stock Dividends (Note 2)................       4.0      15.3     11.1
                                                    --------  -------- --------
Net Income Applicable to Common Shareholders......  $  253.6  $  253.3 $  134.8
                                                    ========  ======== ========
Earnings per common and common equivalent share:
 (Note 2)
  Primary earnings per share:
    Income before extraordinary item..............  $  10.19  $   9.56 $   5.07
    Extraordinary item............................      (.57)      --       --
    Net income....................................      9.62      9.56     5.07
  Fully diluted earnings per share:
    Income before extraordinary item..............      8.30      8.14     4.70
    Extraordinary item............................      (.45)      --       --
    Net income....................................      7.85      8.14     4.70
  Cash dividends per common share.................       --        .15      .65

                See notes to consolidated financial statements.

                          AK STEEL HOLDING CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1996
                             (DOLLARS IN MILLIONS)

                                                              1995      1996
                                                            --------  --------
                          ASSETS
Current Assets:
  Cash and cash equivalents (Note 1)....................... $  137.0  $  523.1
  Short-term investments...................................    175.8     216.2
  Accounts receivable--net (Notes 1 and 4).................    217.0     260.3
  Inventories--net (Note 1)................................    340.7     360.9
  Deferred taxes (Note 3)..................................     14.8       --
  Other....................................................      1.9       5.2
                                                            --------  --------
    Total Current Assets...................................    887.2   1,365.7
                                                            --------  --------
Property, plant and equipment (Note 1):
  Land, land improvements and leaseholds...................     44.5      46.2
  Buildings................................................     81.2      82.3
  Machinery and equipment..................................  1,258.4   1,350.6
  Construction in progress.................................     67.5     112.2
                                                            --------  --------
    Total..................................................  1,451.6   1,591.3
  Less accumulated depreciation............................   (478.0)   (552.7)
                                                            --------  --------
  Property, plant and equipment--net.......................    973.6   1,038.6
Prepaid pension (Note 6)...................................    138.8     153.3
Other (Notes 3 and 6)......................................    115.9      93.2
                                                            --------  --------
    Total Assets........................................... $2,115.5  $2,650.8
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable......................................... $  255.9  $  239.8
  Accrued salary and wages.................................     76.8      68.4
  Other accruals (Note 2)..................................     64.6      52.3
  Current portion of long-term debt (Note 4)...............      --        --
  Current portion of pension obligation (Note 6)...........      0.1       0.1
  Current portion of postretirement benefit obligation
   (Note 6)................................................      --        --
                                                            --------  --------
    Total Current Liabilities..............................    397.4     360.6
                                                            --------  --------
Noncurrent Liabilities:
  Long-term debt (Note 4)..................................    325.0     875.0
  Pension obligation (Note 6)..............................      --        --
  Postretirement benefit obligation (Note 6)...............    655.7     564.9
  Deferred taxes (Note 3)..................................      --       13.4
  Other liabilities........................................     63.2      59.9
  Commitments and contingencies (Notes 4, 8 and 11)........      --        --
                                                            --------  --------
    Total Noncurrent Liabilities...........................  1,043.9   1,513.2
                                                            --------  --------
    Total Liabilities......................................  1,441.3   1,873.8
                                                            --------  --------
Stockholders' Equity:
  Preferred stock--Authorized 25,000,000 shares of $.01 par
   value each; issued--7,479,674 shares; outstanding--1995,
   5,915,974 shares; 1996, 4,845,774 shares (Note 2).......      0.1       0.1
  Common stock--Authorized 75,000,000 shares of $.01 par
   value each; issued--1995, 26,476,297 shares; 1996,
   27,258,834 shares; outstanding--1995, 25,838,862 shares;
   1996, 26,619,950 shares (Note 2)........................      0.3       0.3
  Additional paid-in capital...............................    715.0     708.9
  Treasury stock--common shares at cost--1995, 637,435
   shares, 1996, 638,884 shares (Note 2)...................    (21.5)    (21.5)
  Retained earnings........................................    (19.7)     89.2
                                                            --------  --------
Total Stockholders' Equity.................................    674.2     777.0
                                                            --------  --------
Total Liabilities and Stockholders' Equity................. $2,115.5  $2,650.8
                                                            ========  ========

                See notes to consolidated financial statements.

                          AK STEEL HOLDING CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                             (DOLLARS IN MILLIONS)

                                                         1994    1995    1996
                                                        ------  ------  ------
Cash flows from operating activities:
  Net income........................................... $257.6  $268.6  $145.9
                                                        ------  ------  ------
  Adjustments to reconcile net income to cash flows
   from operating activities:
    Depreciation.......................................   70.7    74.6    76.1
    Loss on retirement of debt.........................   14.9     --      --
    Special charges and unusual items..................  (15.9)    --      --
    Deferred income taxes.............................. (120.5)    6.7    87.3
    Other--net.........................................   20.3     2.3     3.5
    Changes in Assets and Liabilities:
      Accounts and notes receivable....................  (99.1)   32.4   (42.4)
      Inventories......................................  (67.9)  (17.6)  (20.2)
      Current liabilities..............................   59.2    67.5   (36.2)
      Other assets.....................................  (13.5)  (30.5)  (19.1)
      Pension obligation............................... (272.4)  (75.6)  (14.4)
      Postretirement benefit obligation................   16.4   (19.8)  (90.8)
      Other liabilities................................   (3.7)   (8.5)   (3.4)
                                                        ------  ------  ------
        Total Adjustments.............................. (411.5)   31.5   (59.6)
                                                        ------  ------  ------
      Net cash flows from operating activities......... (153.9)  300.1    86.3
                                                        ------  ------  ------
Cash flows from investing activities:
  Capital investments..................................  (87.5) (175.7) (141.6)
  Net purchase of short-term investments...............    --   (175.8)  (40.4)
  Proceeds from sale of property, plant and equipment..    4.3     5.8     0.3
  Proceeds from sale of Eveleth notes..................    7.7     7.7     --
  Advances to investees................................  (17.1)   (5.5)   (5.4)
  Proceeds--asset sales................................   46.1    10.5     2.0
  Other................................................   (0.3)   (1.2)    --
                                                        ------  ------  ------
      Net cash flows from investing activities.........  (46.8) (334.2) (185.1)
                                                        ------  ------  ------
Cash flows from financing activities:
  Proceeds from issuance of common stock...............  430.9     8.1    16.6
  Proceeds from issuance of preferred stock............  223.1     --      --
  Principal payments on long-term debt................. (629.4)   (5.0)    --
  Proceeds from issuance of long-term debt.............  325.0     --    550.0
  Purchase of treasury stock...........................    --    (21.5)    --
  Purchase of preferred stock..........................    --    (52.3)  (39.2)
  Preferred stock dividends paid.......................    --    (16.1)  (11.7)
  Common stock dividends paid..........................    --     (3.9)  (17.0)
  Debt prepayment fees.................................  (14.9)    --      --
  Underwriting discount and stock issuance expense.....  (13.3)    --    (13.8)
  Other--net...........................................   (3.1)    --      --
                                                        ------  ------  ------
      Net cash flows from financing activities.........  318.3   (90.7)  484.9
                                                        ------  ------  ------
Net increase (decrease) in cash and cash equivalents...  117.6  (124.8)  386.1
  Cash and cash equivalents, beginning of period.......  144.2   261.8   137.0
                                                        ------  ------  ------
  Cash and cash equivalents, end of period............. $261.8  $137.0  $523.1
                                                        ======  ======  ======
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)............... $ 42.4  $ 33.7  $ 36.3
    Income taxes.......................................    0.1     4.2     5.8
  Supplemental schedule of noncash investing and fi-
   nancing activities:
    Seller financed capital investments................    5.0     --      --
    Value of shares of common stock issued in exchange
     for debt, services rendered and Partnership inter-
     ests during the Recapitalization (Note 1).........  102.0     --      --

                See notes to consolidated financial statements.

                          AK STEEL HOLDING CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN MILLIONS)

                                          ADDITIONAL
                         PREFERRED COMMON  PAID-IN-  TREASURY RETAINED
                           STOCK   STOCK   CAPITAL    STOCK   EARNINGS   TOTAL
                         --------- ------ ---------- -------- --------  -------
Balance, December 31,
 1993, Partners' Defi-
 cit...................                                       $(586.2)  $(586.2)
Minimum accumulated
 benefit obligation--
 net of tax
 (Notes 3 and 6).......                                          28.5      28.5
Net Income.............                                         257.6     257.6
Preferred stock issued,
 7,479,674 shares at
 $.01 par value each...    $0.1             $222.2                        222.3
Common stock issued,
 26,061,399 shares at
 $.01 par value each...             $0.3     534.1                        534.4
Cash dividend--
 Preferred stock $.538
  cash dividend in
  fourth quarter.......                                          (4.0)     (4.0)
Unamortized restricted
 stock (Note 2)........                       (3.6)                        (3.6)
                           ----     ----    ------    ------  -------   -------
Balance, December 31,
 1994..................     0.1      0.3     752.7             (304.1)    449.0
Minimum accumulated
 benefit obligation--
 net of tax
 (Notes 3 and 6).......                                          39.3      39.3
Net income.............                                         268.6     268.6
Stock options exer-
 cised.................                        8.1                          8.1
Tax benefit from exer-
 cise of stock options
 (Note 3)..............                        1.1                          1.1
Purchase of stock......                      (48.0)   $(21.5)    (4.3)    (73.8)
Cash dividend:
 Preferred stock $.538
  cash dividend per
  quarter..............                                         (15.3)    (15.3)
 Common stock $.15 cash
  dividend in fourth
  quarter..............                                          (3.9)     (3.9)
Issuance of restricted
 stock--net............                        2.1                          2.1
Unamortized restricted
 stock (Note 2)........                       (1.0)                        (1.0)
                           ----     ----    ------    ------  -------   -------
Balance, December 31,
 1995..................     0.1      0.3     715.0     (21.5)   (19.7)    674.2
Net income.............                                         145.9     145.9
Stock options exer-
 cised.................                       16.6                         16.6
Tax benefit from exer-
 cise of stock options
 (Note 3)..............                        4.1                          4.1
Tax benefit from
 vesting of restricted
 stock.................                        0.3                          0.3
Purchase of stock......                      (30.3)              (8.9)    (39.2)
Cash dividend:
 Preferred stock $.538
  cash dividend per
  quarter..............                                         (11.1)    (11.1)
 Common stock $.15 cash
  dividend per quarter,
  $.20 in fourth quar-
  ter..................                                         (17.0)    (17.0)
Issuance of restricted
 stock--net............                        4.3                          4.3
Unamortized restricted
 stock (Note 2)........                       (1.1)                        (1.1)
                           ----     ----    ------    ------  -------   -------
Balance, December 31,
 1996..................    $0.1     $0.3    $708.9    $(21.5) $  89.2   $ 777.0
                           ====     ====    ======    ======  =======   =======

                See notes to consolidated financial statements.

                         AK STEEL HOLDING CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation--AK Steel Holding Corporation ("AK Holding") and its wholly-owned subsidiary AK Steel Corporation ("AK Steel," collectively the "Company") were formed effective March 29, 1994 as a result of the recapitalization of Armco Steel Company, L.P. ("the Partnership"). The recapitalization occurred on April 7, 1994, effective as of March 29, 1994, in a series of transactions (collectively, the "Recapitalization"), pursuant to which (i) Armco Inc. ("Armco") and a subsidiary of Kawasaki Steel Corporation ("Kawasaki"), the limited partners of the Partnership and the owners of all of the outstanding shares of AK Steel (the general partner of the Partnership), transferred to AK Holding solely in exchange for Common Stock of AK Holding (the "Common Stock"), all of the shares of AK Steel and their limited partnership interests in the Partnership, (ii) AK Holding transferred to AK Steel the limited partnership interests in the partnership that it acquired from Armco and the Kawasaki subsidiary and, thereupon, AK Steel as owner of the entire equity interest in the Partnership, succeeded by operation of law to the assets and business of the Partnership, (iii) AK Holding consummated a public offering of $458.4 of its Common Stock and AK Steel consummated a public offering of $325.0 principal amount of its 10 3/4% Senior Notes Due 2004 (the "Senior Notes"), (iv) proceeds from the public offerings of the Common Stock and Senior Notes were applied to repay $619.5 of indebtedness of the Company, to fund a $100.0 contribution to the Company's pension trust with the remaining $63.9 used for expenses, fees, and general corporate purposes, and (v) AK Holding issued to an affiliate of Kawasaki additional shares of Common Stock in exchange for a $100.0 subordinated note of the Company previously held by that affiliate.

  The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management estimates. Actual results could differ from those estimates.

  The results of operations and financial position of AK Steel approximates the results of operations and financial position of AK Holding.

  For comparison purposes certain 1994 and 1995 items have been reclassified to conform with 1996 classifications.

  The Company consists of the operations and accounts of the Middletown Works, Ashland Works, Headquarters, AKSR Investments Inc. ("AKR") and AKS Investments, Inc. and its group of wholly-owned subsidiaries, (the "AKSII Group"). Effective December 31, 1996, AKR, formerly a Delaware Corporation, was reorganized as an Ohio limited liability company. The Company is an integrated steel producer of carbon flat rolled steel for the automotive, appliance, manufacturing and other markets. The Company has one major customer that accounted for 22%, 20% and 17% of its net sales in 1994, 1995 and 1996, respectively.

  Employees--As of December 31, 1996, the Company had approximately 5,800 active employees, of whom approximately 57% were represented by the Armco Employees Independent Federation, Inc. (the "AEIF"), 19% by the United Steelworkers of America (the "USWA") and 6% by the Oil, Chemical and Atomic Workers Union (the "OCAW"). The AEIF represents all hourly employees and certain nonexempt salaried employees at the Middletown Works. The USWA represents hourly steelmaking employees and certain nonexempt salaried employees at the Ashland Works. The OCAW represents hourly employees at the Ashland Works coke manufacturing facility. In 1994, the USWA sought to become the collective bargaining representative of the hourly employees at the Middletown Works, but a majority of those employees voted to retain the AEIF as their representative. No assurance can be given that the USWA will not seek to represent the Middletown Works' employees at some future date.

  The Company's agreement with the AEIF is effective through February 29, 2000. The agreement with OCAW expires October 1, 1997. The expiration date of its agreement with the USWA is presently the subject of

                         AK STEEL HOLDING CORPORATION

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

dispute, with the Company asserting that the agreement is effective until March 30, 2000 and the USWA asserting that the agreement will expire March 28, 1997. No prediction can be made as to whether or when this dispute will be resolved or as to the possible consequences thereof.

  Cash Equivalents--Cash equivalents include short-term, highly liquid investments that are readily convertible to known amounts of cash and are of an original maturity of three months or less.

  Fair Value of Financial Instruments--The carrying value of the Company's financial instruments does not differ materially from their estimated fair value (quoted market prices) in 1995 and 1996 with the exception of the 10 3/4% Senior Notes, whose fair value approximates $363.2 and $354.2 at December 31, 1995 and 1996, respectively.

  Accounts receivable--The allowance for doubtful accounts was $2.5 and $1.5 at December 31, 1995 and 1996, respectively.

  Inventories--Inventories are valued at the lower of cost or market. The cost of the majority of inventories is measured on the last in, first out ("LIFO") method. Other inventories are measured principally at average cost.

                                                      DECEMBER 31, DECEMBER 31,
                                                          1995         1996
                                                      ------------ ------------
   Inventories on LIFO:
     Finished and semifinished.......................    $192.3       $220.4
     Raw materials and supplies......................     156.4        160.4
     Adjustment to state inventories at LIFO value...     (15.7)       (27.3)
                                                         ------       ------
       Total.........................................     333.0        353.5
   Other inventories.................................       7.7          7.4
                                                         ------       ------
       Total inventories.............................    $340.7       $360.9
                                                         ======       ======

  There was no liquidation of LIFO inventory layers in 1994, 1995 or 1996.

  Investments--The Company has investments in associated companies (joint ventures and an entity that the Company does not control). These investments are accounted for under the equity method. Because these companies are directly integrated in the basic steelmaking facilities, the Company includes its proportionate share of the income (loss) of these associated companies in cost of products sold.

  Through November, Virginia Horn Taconite Company ("Virginia Horn"), a member of the AKSII Group, owned a 56% equity interest in Eveleth Expansion Company ("Eveleth"), a partnership that produces iron ore pellets, which equates to a 35% interest in Eveleth Mines. The Company records its proportionate share of the gains/(losses) of Eveleth in the Company's cost of goods sold which were ($10.2), ($0.2) and $5.4 in 1994, 1995 and 1996, respectively. In addition, the Company had fully impaired its investment in Eveleth to recognize the Company's estimate of the net realizable value of the fixed assets of Eveleth.

  In December 1996, under a restructuring of Eveleth Mines, Virginia Horn increased its ownership interest in Eveleth Mines LLC ("Evtac"), a newly formed Minnesota limited liability company, to 40%. In connection with such investment, Virginia Horn has certain commitments to Evtac. Because, under Eveleth's member control agreement, Virginia Horn does not control Evtac, the investment is accounted for under the equity method.

  Property, Plant and Equipment--Plant and equipment are depreciated under the straight line method over their estimated lives ranging from 3 to 31 years. Maintenance and repair expenses for 1994, 1995 and 1996 were $325.6, $322.9 and $334.8 respectively.

                         AK STEEL HOLDING CORPORATION

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


2. STOCKHOLDERS' EQUITY

  Preferred Stock--In October 1994, the Company completed the public offering of 7,479,674 shares of its Convertible Preferred Stock, Shared Appreciation Income Linked Securities (the "SAILS") which constitute a series of the Company's Preferred Stock and rank prior to the Common Stock as to payment of dividends and distribution of assets upon liquidation.

  The SAILS earn dividends at a rate of 7% per annum of the stated value of $30.75 per share. The dividends are cumulative from the date of original issuance on October 15, 1994, and are payable quarterly in arrears.

  The shares of SAILS are convertible into shares of Common Stock at the option of the holder at any time prior to the mandatory conversion date of October 15, 1998, and, unless previously redeemed, are convertible into .8621 of a share of Common Stock, equivalent to a conversion price of $35.67 per share of Common Stock, subject to adjustment upon certain events.

  On the mandatory conversion date, unless previously redeemed or converted, each of the shares of SAILS will convert into one share of Common Stock and, at the option of the Company, the right to receive cash or Common Stock (based on current market price) equal to all accrued and unpaid dividends.

  At any time on or after October 16, 1997 until immediately prior to the mandatory conversion date, the Company may redeem any or all of the outstanding SAILS.

  The holders of the SAILS will not have voting rights except as required by law and except as follows: (i) in the event that dividends on the SAILS or any other series of Preferred Stock with like voting rights are in arrears and unpaid for six quarterly dividend periods, and in certain other circumstances, the holders of SAILS (voting separately as a class with holders of all other series of outstanding Preferred Stock with like voting rights) will be entitled to vote, on the basis of one vote for each of the SAILS, for the election of two directors of the Company, such directors to be in addition to the number of directors constituting the Board of Directors immediately prior to the accrual of such right, and (ii) the holders of the SAILS will have voting rights with respect to certain alterations of the Company's Certificate of Incorporation and certain other matters, voting on the same basis or separately as a series.

  Common Stock--In April 1994, the Company consummated a public offering of its $.01 par value Common Stock. The holders of Common Stock will be entitled to receive dividends when and as dividends are declared by the Board of Directors out of funds legally available. The holders of Common Stock are entitled to one vote per share and are not entitled to preemptive or subscription rights.

  Dividends--The Company has paid quarterly dividends on its Common Stock since November 15, 1995. Dividends at the rate of $0.15 per share were paid on February 15, May 15, and August 15, 1996 and a dividend of $0.20 per share was paid on November 15, 1996. The Company has paid and intends to continue to pay dividends on the SAILS in accordance with the terms thereof. The declaration and payment of cash dividends is subject to restrictions imposed by the instruments governing its senior debt. At December 31, 1996, the Company had adequate amounts available for the payment of cash dividends.

  Stock Repurchase Plans--On October 9, 1995, the Board of Directors approved a plan to repurchase from time to time up to $100.0 of its outstanding equity securities. As of December 31, 1995, the Company had repurchased 637,435 shares of Common Stock for $21.5, an average of $33.62 per share to be held as treasury stock at cost. In addition, the Company purchased and retired 1,563,700 shares of the SAILS for $52.3 at an average of $33.43 per share in 1995 and 707,600 shares of the SAILS for $26.3 at an average of $37.16 per share in 1996, which completed the program.

                         AK STEEL HOLDING CORPORATION

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


  On May 15, 1996, the Board of Directors approved a plan to repurchase from time to time up to $100.0 of its outstanding equity securities. As of December 31, 1996, the Company had repurchased and retired 362,600 shares of the SAILS for $12.8, an average of $35.36 per share under that plan.

  Shareholder Rights Plan--On January 23, 1996, the Board of Directors adopted a Shareholder Rights Plan pursuant to which the Board declared a dividend of one Preferred Share Purchase Right (collectively, the "Rights") for each share of Common Stock outstanding at the close of business on February 5, 1996. The Rights are generally not exercisable until 10 days after any person or group of affiliated or associated persons acquires beneficial ownership of 20% or more of the Company's voting stock or announces a tender offer that could result in the acquisition of 30% or more of such voting stock. Each Right, should it become exercisable, will entitle the holder to buy 1/100th of a share of a new series of the Company's Preferred Stock, designated as Series A Junior Preferred Stock (the "Preferred Stock"), at an exercise price of $130.

  Unless the Rights are sooner redeemed, if any person or group of affiliated or associated persons, with certain exceptions, becomes the beneficial owner of 20% or more of the Company's voting stock (other than pursuant to a tender offer or exchange offer for all outstanding shares of the Company's Common Stock that is approved by the Board of Directors with the approval of the Continuing Directors (as defined in the Rights Plan) after taking into account the long term value of the Company and all other factors they consider relevant), each Right not owned by the acquirer would become exercisable for a fraction of a share of the Company's Preferred Stock having a market value equal to two times the exercise price of the Right.

  In addition, unless the Rights are sooner redeemed or the transaction is approved by the Board of Directors and the Continuing Directors, if the Company were to be acquired in a merger or other business combination (in which any share of the Company's Common Stock are changed into or exchanged for other securities or assets), or if more than 50% of the Company's assets or earning power were to be sold in one or a series of related transactions, the holders of the Rights would be entitled, after the Rights become exercisable, to buy, for each Right, such number of shares of Common Stock of the acquiring company as have a market value equal to two times the exercise price of the Right.

  The Rights are redeemable, in whole but not in part, at the option of the Board of Directors with the approval of a majority of the Continuing Directors, at any time prior to the earlier of (i) the close of business on the tenth day after a public announcement of an acquisition of beneficial ownership of 20% or more of the Company's voting stock by any person or group of affiliated or associated persons (or at such later date as may be authorized by the Board of Directors and a majority of the Continuing Directors) or (ii) at any time prior to January 23, 2006, their final expiration date.

  Common Stock Options--On January 13, 1994, the stockholders of the Company approved the AK Steel Holding Corporation 1994 Stock Incentive Plan (the "SIP"). The SIP, which is administered by the Compensation Committee of the Board of Directors, permits the granting of Nonqualified Stock Options and Restricted Stock to directors and to executive and key management employees of the Company. This plan was amended by the Board of Directors on January 18, 1996 with approval by the stockholders on May 15, 1996. Under the original SIP, 2,300,000 shares were reserved for issuance of which 1,916,667 shares were reserved for stock options and 383,333 were reserved for restricted stock awards. Under this plan as amended, the maximum number of shares reserved was increased to 3,900,000 and the imposition of separate maximum limitations on the number of shares available for grant of stock options and restricted stock was eliminated. The exercise price of each option equals the market price of the Company's Common Stock on the date of the grant. Both the restricted stock awards and the stock options have a maximum term of 10 years and may not be exercised earlier than six months following the date of grant (or such other term as may be specified in the award agreement). Generally, twenty-five percent of the shares of restricted stock awarded shall vest two years after the grant date

                         AK STEEL HOLDING CORPORATION

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

and an additional twenty-five percent shall vest on the third, fourth and fifth anniversaries of the grant date. The nonqualified stock options vest thirty three percent per year over three years.

  The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for this plan. The compensation cost that has been charged against income for the restricted stock awards issued under the plan was $0.9 for 1995 and $3.2 for 1996. The Company has adopted the pro forma disclosure requirements of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation", in the fourth quarter of 1996. Had compensation cost for the Company's SIP been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company's net income and earnings per share for 1995 and 1996 would have been reduced to the pro forma amounts indicated below:

                                                                   1995   1996
                                                                  ------ ------
   Net income (millions)............................. As reported $268.6 $145.9
                                                      Pro forma   $268.2 $144.1
   Primary earnings per share........................ As reported $ 9.56 $ 5.07
                                                      Pro forma   $ 9.54 $ 5.01
   Fully diluted earnings per share.................. As reported $ 8.14 $ 4.70
                                                      Pro forma   $ 8.14 $ 4.64

  The fair value of the options is estimated on the grant date using a Black-Scholes option pricing model considering the $.80 per share annual dividend beginning the fourth quarter of 1996 and the prior annual dividend of $.60 per share along with the following weighted average assumptions:

                                                               1995      1996
                                                             --------  --------
   Expected volatility......................................     22.3%     20.5%
   Risk free interest rates.................................     6.03%     6.40%
   Expected lives........................................... 5.0 yrs.  5.0 yrs.

  A summary of the status of the Company's option plans as of December 31, 1995 and 1996 and changes during the year is presented below:

                                              1995                 1996
                                      -------------------- --------------------
                                                 WEIGHTED             WEIGHTED
                                                 AVERAGE              AVERAGE
                                                 EXERCISE             EXERCISE
   STOCK OPTIONS                       SHARES     PRICE     SHARES     PRICE
   -------------                      --------- ---------- --------- ----------
   Outstanding at beginning of
    year............................  1,380,000   $23.88   1,438,992   $25.16
   Granted..........................    427,000   $27.98     359,000   $39.72
   Exercised........................    346,675   $23.51     692,665   $23.91
   Forfeited........................     21,333   $25.07         --       --
   Outstanding at end of year.......  1,438,992   $25.16   1,105,327   $30.68
   Options exercisable at year end..    546,668   $23.84     398,006   $27.93
   Weighted average fair value of
    options granted during the
    year............................    427,000   $ 7.06     359,000   $10.74
                                                 WEIGHTED             WEIGHTED
                                                 AVERAGE              AVERAGE
                                                GRANT DATE           GRANT DATE
   RESTRICTED STOCK                    SHARES   FAIR VALUE  SHARES   FAIR VALUE
   ----------------                   --------- ---------- --------- ----------
   Granted during year..............     99,223   $28.04     161,622   $39.89

                         AK STEEL HOLDING CORPORATION

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

  The following table summarizes information about stock options outstanding at December 31, 1996.

                                                 OPTIONS OUTSTANDING         OPTIONS EXERCISABLE
                                          --------------------------------- ---------------------
                                                        WEIGHTED
                                          OUTSTANDING    AVERAGE   WEIGHTED EXERCISABLE  WEIGHTED
  RANGE OF                                     AT       REMAINING  AVERAGE       AT      AVERAGE
  EXERCISE                                DECEMBER 31, CONTRACTUAL EXERCISE DECEMBER 31, EXERCISE
   PRICES                                     1996        LIFE      PRICE       1996      PRICE
  --------                                ------------ ----------- -------- ------------ --------
$23.50 to $33.49.........................    746,327   7.87 years   $26.32    351,006     $26.30
$33.50 to $43.49.........................    359,000   9.38 years   $39.72     47,000     $40.10
                                           ---------                          -------
  Total..................................  1,105,327                          398,006
                                           =========                          =======

  Earnings Per Common Share--The computation of earnings per common share and common equivalent shares is based upon the weighted average number of common shares outstanding plus (in periods in which they have a dilutive effect) common share equivalents from stock options using the treasury stock method. Net income was reduced for preferred dividends. The fully diluted per share computation assumes conversion of the SAILS into Common Stock using the if-converted method and that the stock is outstanding the full year. The weighted average number of common shares and common equivalent shares used to compute earnings per share is:

                                                 YEARS ENDED DECEMBER 31,
                                             ---------------------------------
                                                1994       1995        1996
                                             ---------- ----------  ----------
Weighted average:
For earnings per common and common
 equivalent share:
  Common shares outstanding................. 26,064,733 26,232,806  26,354,278
  Common equivalent shares..................    276,834    346,305     238,480
  Treasury stock............................        --     (63,908)        --
                                             ---------- ----------  ----------
  For primary earnings per share............ 26,341,567 26,515,203  26,592,758
  For earnings per share assuming full
   dilution................................. 32,826,287 32,987,506  31,077,452

3. INCOME TAXES

  The Company and its subsidiaries file a consolidated federal tax return.

  Significant components of the Company's deferred tax assets and liabilities at December 31, 1995 and 1996 are as follows:

                                                               1995     1996
                                                              -------  -------
Deferred tax assets:
  Net operating loss carryovers.............................. $  51.3  $  45.0
  Postretirement reserves....................................   252.5    210.5
  Other reserves.............................................    60.5     46.7
  Valuation reserve..........................................   (15.4)   (13.2)
                                                              -------  -------
    Total deferred assets....................................   348.9    289.0
                                                              -------  -------
    Deferred tax liabilities:
  Depreciable assets.........................................  (177.1)  (208.3)
  Inventories................................................   (45.2)   (33.1)
  Pension assets.............................................   (57.2)   (63.3)
                                                              -------  -------
    Total deferred liabilities...............................  (279.5)  (304.7)
                                                              -------  -------
    Net asset (liability).................................... $  69.4  $ (15.7)
                                                              =======  =======

                         AK STEEL HOLDING CORPORATION

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

  Temporary differences represent the cumulative taxable or deductible amounts recorded in the consolidated financial statements in different years than recognized in the tax returns. The postretirement benefit difference includes amounts expensed in the consolidated financial statements for health care, life insurance and other postretirement benefits which become deductible in the tax return upon payment or funding in qualified trusts. Other temporary differences represent principally various expenses accrued for financial reporting purposes which are not deductible for tax reporting purposes until paid. The depreciable assets temporary difference represents generally tax depreciation in excess of financial statement depreciation. The inventory difference relates primarily to differences in the LIFO reserve, reduced by tax overhead capitalized in excess of book amounts. At December 31, 1995, the Company had a regular tax net operating loss ("NOL") carryforward of $96.4 and an alternative minimum tax ("AMT") loss carryforward of $28.2 generated in 1994. At December 31, 1996, the regular tax NOL carryover remaining was $77.2 and the AMT carryover was zero. This loss will expire in 2009 if not used by then.

  Significant components of the provision for income taxes are as follows:

                                                            1994    1995  1996
                                                           -------  ----- -----
   Current:
     Federal..............................................     --   $ 5.9 $ 3.8
     State................................................     --     0.3   --
   Deferred:
     Federal.............................................. $(105.5)   4.8  77.9
     State................................................   (15.0)   1.9   9.4
                                                           -------  ----- -----
       Total tax provision/(benefit)...................... $(120.5) $12.9 $91.1
                                                           =======  ===== =====

  The 1995 and 1996 tax provisions include $1.1 and $4.4 of expense that results from allocating the income tax benefit associated with stock option exercises and restricted stock vesting directly to additional paid-in-capital.

  The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is as follows:

                                                       1994     1995    1996
                                                      -------  -------  -----
   Income at statutory rate.......................... $  48.0  $  98.5  $83.0
   State tax provision...............................     --      17.4    9.4
   Reduction in deferred tax asset valuation re-
    serve............................................  (168.9)  (106.1)  (2.2)
   Income earned by the Partnership prior to Recapi-
    talization.......................................    (3.6)     --     --
   Losses limited by Internal Revenue Code Section
    382 and other permanent differences..............     4.0      3.1    0.9
                                                      -------  -------  -----
     Tax provision/(benefit)......................... $(120.5) $  12.9  $91.1
                                                      =======  =======  =====

4. LONG-TERM DEBT AND OTHER FINANCING

  On December 17, 1996, the Company completed arrangements for $800.0 of debt financing for the construction of its Rockport Works. The Company issued $550.0 of 9 1/8% Senior Notes Due 2006 and entered into definitive agreements for the private sale beginning in June of 1997 of an aggregate of $250.0 of Senior Secured Notes Due 2004 (the "Secured Notes"), which will be collateralized by the hot dip galvanizing and galvannealing line and the continuous cold mill at the Rockport Works. Pending completion of these facilities (presently anticipated for December 1998 and March 1999, respectively), the Company is prohibited from granting liens on its inventories.

                         AK STEEL HOLDING CORPORATION

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


  On December 1, 1994, the Company entered into a Receivables Purchase Agreement with AKR. On the same date, AKR entered into a Receivables Purchase and Servicing Agreement (the "Purchase Agreement") with a group of six banks. Under the Purchase Agreement, the total commitment of the banks is $125.0, including up to $40.0 in letters of credit. The Company sold substantially all of its accounts receivable to AKR and will sell additional receivables to AKR as they are generated. AKR will fund its purchase of receivables from cash collections on the purchased receivables and proceeds from selling interests in the receivables to the participating banks. The banks' commitments expire on December 1, 2000. The Company acts as servicer of the receivables sold and will make billings and collections in the ordinary course of business.

  As of December 31, 1996, no funded interest was sold to the participating banks, although $5.6 in letters of credit had been issued. At December 31, 1996, AKR had a sufficient pool of eligible receivables that could be sold to utilize the available capacity of the participating banks' commitments.

  At December 31, 1995 and 1996, the Company's long-term debt, less current maturities, was as follows:

                                                                    1995   1996
                                                                   ------ ------
   Senior Notes Due 2004.......................................... $325.0 $325.0
   Senior Notes Due 2006..........................................    --   550.0
                                                                   ------ ------
     Total........................................................ $325.0 $875.0
                                                                   ====== ======

  At December 31, 1996, the maturities of long-term debt are as follows:

   1997..................................................................    --
   1998..................................................................    --
   1999..................................................................    --
   2000..................................................................    --
   2001..................................................................    --
   2002 and thereafter................................................... $875.0
                                                                          ------
     Total............................................................... $875.0
                                                                          ======

  The Company has no involvement with derivative financial instruments.

  The Company capitalized interest on projects under construction of $2.7, $4.7 and $1.7 during 1994, 1995 and 1996, respectively.

5. OPERATING LEASES

  Rental expense was $10.3, $14.1 and $12.6 for 1994, 1995 and 1996, respectively.

  At December 31, 1996, obligations to make future minimum lease payments were as follows:

   1997.................................................................. $  0.9
   1998..................................................................    0.7
   1999..................................................................    0.2
   2000..................................................................    --
   2001..................................................................    --
                                                                          ------
     Total lease obligations............................................. $  1.8
                                                                          ======

                         AK STEEL HOLDING CORPORATION

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

6. EMPLOYEE AND RETIREE BENEFIT PLANS

  Pension Plans--The Company provides noncontributory pension benefits to all employees. Benefits are based on the highest of several calculations including years of service and earnings in the highest 60 consecutive months in the last 120 months prior to retirement, a minimum amount per year of service, or a combination of both. The qualified plans are funded in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended, with additional amounts contributed at the Company's discretion. The Company's pension contributions for 1995 and 1996 were $93.0 and $25.0, respectively.

  The details of the net periodic pension expense for 1994, 1995 and 1996 are as follows:

                                                       1994    1995     1996
                                                      ------  -------  ------
   Economic assumptions:
     Discount rate...................................   7.50%    8.75%   7.25%
     Expected long-term rate of return on assets.....   8.50%    9.50%   9.00%
     Rate of future compensation increases...........   4.00%    4.00%   4.00%
   Pension cost:
     Cost of benefits earned during the period....... $ 14.9  $  12.9  $ 16.2
     Interest cost on the projected benefit obliga-
      tion...........................................   86.6     88.3    90.1
     Actual return on plan assets....................   11.0   (263.6)  (85.0)
     Net amortization and deferral...................  (70.1)   181.5    (8.2)
                                                      ------  -------  ------
       Net periodic pension expense.................. $ 42.4  $  19.1  $ 13.1
                                                      ======  =======  ======

  The assumptions used to determine the plans' funded status are as follows:

                                                                     1995  1996
                                                                     ----  ----
   Economic assumptions:
     Discount rate.................................................. 7.25% 8.00%
     Rate of future compensation increases.......................... 4.00% 4.00%

  The funded status of the plans reconciled with amounts recognized in the Company's Consolidated Balance Sheets at December 31, 1995 and 1996 are as follows:

                                                              1995      1996
                                                            --------  --------
   Actuarial present value of benefit obligations:
     Vested benefits....................................... $1,145.6  $1,115.2
     Nonvested benefits....................................     45.2      44.7
                                                            --------  --------
     Accumulated benefit obligation........................ $1,190.8  $1,159.9
                                                            ========  ========
     Projected benefit obligation.......................... $1,247.2  $1,210.9
     Plan assets at fair value.............................  1,215.6   1,255.7
                                                            --------  --------
   Reconciliation of funded status to recorded amounts:
     Unfunded (overfunded) projected benefit obligation....     31.6     (44.8)
     Unrecognized prior service............................    (68.1)    (61.5)
     Unrecognized net loss.................................   (101.4)    (46.9)
     Unrecognized net obligation...........................      (.9)      --
                                                            --------  --------
     Prepaid pension cost.................................. $ (138.8) $ (153.2)
                                                            ========  ========

  The mix of pension assets held in the pension trust are as follows:

   Equities................................................................. 56%
   Fixed income securities.................................................. 42%
   Cash and cash equivalents................................................  2%

                         AK STEEL HOLDING CORPORATION

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

  Retiree Health Care and Life Insurance Benefits--In addition to providing pension benefits, the Company provides certain health and life insurance benefits for retirees. Most employees become eligible for these benefits at retirement. For 1994, 1995 and 1996, claims paid for retiree health and life insurance benefits amounted to $34.8, $36.2 and $37.4, respectively.

  The Company records health care costs per SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires accrual of retiree medical and life insurance benefits as these benefits are earned rather than recognition of these costs as claims are paid. In 1994, 1995 and 1996 the excess of total postretirement benefit expense recorded under SFAS No. 106 over the Company's former method of accounting for these benefits was $16.2, $21.2 and $2.1, respectively.

  Effective June 30, 1995, the Company established a Welfare Benefit Master Plan and Trust (the "Trust") for the purpose of paying medical and life insurance benefits to employees of the Company, retired former employees and their eligible dependents. Effective January 1, 1996, the Company began paying benefits from the Trust; however, the Company has continued to reimburse the Trust for these payments. The Company may continue to reimburse the Trust for these payments at its discretion, although no funding obligation exists.

  The Company has announced changes in the retiree medical coverage for the non-represented salary group effective December 31, 1996. The Company's portion of the health insurance premium for post 1983 salaried retirees will be capped at 1996 levels. This change will apply to all current and future retirees. In addition, for post 1996 retirees in this group only, the Company provided health benefit will be reduced by six percent for each year of retirement prior to age 62. These changes reduced the accumulated postretirement benefit obligation for the Company at January 1, 1996 by approximately $45.0 and the related annual expense for 1996 by approximately $7.0.

  The following sets forth the plans' funded status, reconciled with amounts recognized in the Company's Consolidated Balance Sheets at December 31, 1995 and 1996.

                                                                 1995    1996
                                                                ------  ------
Accumulated postretirement benefit obligation:
  Retirees...............................................       $414.1  $450.6
  Fully eligible active plan participants................         75.9    75.8
  Other active plan participants.........................        117.0   103.4
                                                                ------  ------
    Total accumulated postretirement benefit obligation..        607.0   629.8
Fair value of plan assets................................         45.5   136.9
                                                                ------  ------
Accumulated postretirement benefit obligation in excess
 of plan assets..........................................        561.5   492.9
Prior service credit not yet recognized in net periodic
 postretirement benefit cost.............................         32.8    28.9
Unrecognized net gain....................................         61.4    43.1
                                                                ------  ------
Accrued postretirement benefit cost......................       $655.7  $564.9
                                                                ======  ======
                                                          1994   1995    1996
                                                          ----- ------  ------
The components of postretirement benefit costs are as
 follows:
  Service cost--benefits attributed to service during the
   period................................................ $ 6.1 $  5.6  $  5.1
  Interest cost on accumulated postretirement benefit ob-
   ligation..............................................  44.9   52.6    44.8
  Actual return on plan assets...........................   --    (4.5)   (4.7)
  Net of other components................................   --     3.7    (5.7)
                                                          ----- ------  ------
  Net periodic postretirement benefit cost............... $51.0 $ 57.4  $ 39.5
                                                          ===== ======  ======

                         AK STEEL HOLDING CORPORATION

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

  For measurement purposes, health care costs are assumed to increase 7.50% in 1997 grading down by 1.00% yearly to a constant level of 5.00% annual increase for pre-65 benefits and 5.00% in 1997 with a constant rate of 5.00% for post-65 benefits. In concluding that health care trend rates will decrease at a rate of 1.00% per year, the Company has considered future rates of inflation, recent movements toward managed health care programs in negotiated contracts and the trend among larger companies toward the formation of coalitions in an effort to reduce health care costs. The Company has finalized negotiations with health care providers in the Cincinnati-Dayton corridor and has implemented a managed care program for the Ashland location. The Company is also evaluating Medicare risk contracts for its retired employees. A one (1) percentage point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of January 1, 1997 by $61.3 and the aggregate of the service cost and interest cost components of net period benefit cost for the year then ended by $5.5. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.25% and 8.00% for 1995 and 1996, respectively.

7. RELATED PARTY TRANSACTIONS

  On May 4, 1995, Armco Inc. ("Armco") announced it had completed the sale of 1,023,987 shares of the Company's Common Stock. With the completion of the sale, Armco no longer owns any of the Company's stock. Sales to Armco and its affiliates amounted to $53.1 and $32.2 during 1994 and 1995, respectively. In addition, the Company charged Armco approximately $14.9 and $18.8 during 1994 and 1995 for its rolling services. The Company purchased stainless material in the amount of $30.1 and $51.2 in 1994 and 1995, respectively.

  The Company sold its interest in Southwestern Ohio Steel L.P. ("SOS") on December 30, 1994. In 1994, the Company's sales to SOS were $110.2 and the Company purchased processing services and other material of $3.7.

  In the ordinary course of business, National Material Limited Partnership, of which Cyrus Tang, a director of the Company, is President and Chief Executive Officer, sells scrap to, and purchases steel from, the Company. During 1994, 1995 and 1996 sales amounted to $5.4, $20.3 and $21.8 and purchases amounted to $0.3, $0.4 and $0.6 respectively.

8. COMMITMENTS

  The principal raw materials and commodities required in the Company's manufacturing operations are coal, iron ore, electricity, natural gas, oxygen, scrap metal, limestone and other commodity materials, all of which are purchased at competitive or prevailing market prices. Adequate sources of supply exist for all of the Company's raw material requirements.

  At December 31, 1996, commitments for future capital investments, excluding Rockport Works but including those made to assure environmental compliance, totalled approximately $41.0, all of which will be funded in 1997. In addition, at December 31, 1996, the Company had outstanding commitments for the constructing and equipping of Rockport Works under contracts aggregating $420.9; however, the Company's maximum aggregate liability in the event of cancellation of these contracts is limited to $33.9.

9. SPECIAL CHARGES AND UNUSUAL ITEMS

  On December 30, 1994, the Company sold its 50% equity interest in SOS and 49.15% equity interest in Nova Steel Processing to its former joint venture partner in the two companies, Itochu Corporation, for $43.0. The sale resulted in a gain of $15.9 which is included in Special charges and unusual items in the Consolidated Statements of Income for the period ended December 31, 1994.

                         AK STEEL HOLDING CORPORATION

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

10. EXTRAORDINARY ITEM

  In connection with the Recapitalization, during the second quarter of 1994 the Company repaid a total of $619.5 of long-term debt. This early repayment resulted in an extraordinary loss of $14.9.

11. LEGAL, ENVIRONMENTAL MATTERS AND CONTINGENCIES

  Domestic steel producers, including the Company, are subject to stringent federal, state and local laws and regulations relating to the protection of human health and the environment.

  The Company has expended the following for environmental related capital investments and environmental compliance:

                                                     YEARS ENDED DECEMBER 31,
                                                    --------------------------
                                                      1994     1995     1996
                                                    -------- -------- --------
                                                          (IN MILLIONS)
   Environmental related capital investments....... $   26.7 $   19.1 $    6.1
   Environmental compliance costs..................     46.4     51.7     53.6

  The Clean Air Act Amendments of 1990 (the "Amendments") imposed new standards designed to reduce air emissions. The Amendments have directly affected many of the Company's operations, particularly its coke oven batteries. As of December 31, 1996, the Company has incurred $67.3 in capital investments to bring its coke operations into compliance with the Amendments' requirements. The Company does not expect capital investments for compliance with these requirements to be material in the near future.

  In addition to the items discussed below, the Company is also involved in routine litigation, environmental proceedings, and claims pending with respect to matters arising out of the normal conduct of the business. In management's opinion, the ultimate liability resulting from all claims, individually or in the aggregate, will not materially affect the Company's consolidated financial position, results of operations or cash flows.

  As a result of a 1991 inspection of the Ashland Works' cokemaking operations by the United States Environmental Protection Agency ("EPA") and the Kentucky Department of Environmental Protection alleging mishandling of certain regulated materials, the Company has entered into non-binding mediation with the Kentucky Cabinet for Natural Resources.

  Federal regulations promulgated pursuant to the Clean Water Act impose categorical pretreatment limits on the concentrations of various constituents in coke plant wastewaters prior to discharge into publicly owned treatment works ("POTW"). Due to concentrations of ammonia and phenol in excess of these limits at the Middletown Works, the Company, through the Middletown POTW, petitioned the EPA for "removal credits," a type of compliance exemption, based on the Middletown POTW's satisfactory treatment of the Company's wastewater for ammonia and phenol. The EPA declined to review the Company's application on the grounds that it had not yet promulgated new sludge management rules. The Company thereupon sought and obtained from the Federal District Court for the Southern District of Ohio an injunction prohibiting the EPA from instituting enforcement action against the Company for noncompliance with the pretreatment limitations, pending the EPA's promulgation of the applicable sludge management regulations. Although the Company is unable to predict the outcome of this matter, if the EPA eventually refuses to grant the Company's request for removal credits, the Company could incur additional costs to construct pretreatment facilities at the Middletown Works.

  In January 1996, an action was filed in the Court of Common Pleas of Butler County, Ohio on behalf of four named plaintiffs who purport to represent a class of plaintiffs consisting of all hourly employees at the

                         AK STEEL HOLDING CORPORATION

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

Company's Middletown Works and all hourly employees of independent contractors working at the facility since June 1992. The complaint has twice been amended to add three additional plaintiffs. The plaintiffs allege negligence and intentional tort and seek compensatory and punitive damages in an unspecified amount for alleged dangerous working conditions at the Company's Middletown Works. In April 1996, plaintiffs moved to certify a class action. The Company has vigorously opposed this motion and has filed motions to dismiss the suit in whole and in part. In September 1996, all pending motions were argued to the Court. No rulings have been rendered to date.

  In April 1996, an action was filed in the United States District Court, Southern District of Ohio by a number of former employees of the Company seeking certain pension and postretirement benefits which they allege were wrongly denied them when the Company outsourced their positions.

  In May 1996, an action was filed in the United States District Court, Southern District of Ohio by several plaintiffs under the citizen action suit provisions of federal environmental laws alleging violations of those laws as well as state claims in connection with the accidental release of coke oven gas from the Company's Middletown Works in January 1996. The Company has filed a motion to dismiss all federal claims and the matter has been fully briefed and presented to the Court where a decision is now pending.

  In May 1996, an action was commenced against the Company in the United States District Court, Southern District of Ohio, Western Division, on behalf of eleven named plaintiffs seeking declaratory and injunctive relief and both compensatory and punitive damages as a consequence of an underground coke oven gas line leak at the Middletown Works.

12. CONSOLIDATED QUARTERLY SALES AND EARNINGS (UNAUDITED)

  Each quarter and the year are calculated individually and may not add to the total for the year.

                                                         1995
                                       ----------------------------------------
                                        FIRST  SECOND   THIRD  FOURTH
                                       QUARTER QUARTER QUARTER QUARTER   YEAR
                                       ------- ------- ------- ------- --------
   Net sales.......................... $610.4  $595.9  $524.3  $526.7  $2,257.3
   Gross profit.......................  125.0   135.7   120.4   108.1     489.2
   Net income.........................   68.3    78.4    67.2    54.7     268.6
   Primary earnings per share.........   2.44    2.81    2.37    1.94      9.56
   Fully diluted earnings per share...   2.08    2.39    2.02    1.68      8.14
                                                         1996
                                       ----------------------------------------
                                        FIRST  SECOND   THIRD  FOURTH
                                       QUARTER QUARTER QUARTER QUARTER   YEAR
                                       ------- ------- ------- ------- --------
   Net sales.......................... $558.9  $575.4  $559.3  $608.2  $2,301.8
   Gross profit.......................  114.4   119.0   119.0   102.9     455.3
   Net income.........................   37.0    38.5    39.7    30.7     145.9
   Primary earnings per share.........   1.31    1.34    1.40    1.05      5.07
   Fully diluted earnings per share...   1.20    1.24    1.28     .99      4.70

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

  None.

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The following table sets forth the name, age and principal position with the Company of each of its executive officers and directors:

        NAME                           AGE            POSITION WITH THE COMPANY
        ----                           ---            -------------------------
Richard M. Wardrop, Jr. .............   51 Director, Chairman of the Board, Chief
                                            Executive Officer and President
Mark G. Essig........................   39 Executive Vice President--Commercial
Richard E. Newsted...................   39 Senior Vice President, Chief Financial Officer
Thomas C. Graham, Jr. ...............   42 Vice President--Research and Design Engineering
John G. Hritz........................   42 Vice President, General Counsel and Secretary
Alan H. McCoy........................   45 Vice President--Public Affairs
Ronald S. Mulhauser..................   61 Vice President--Purchasing and Transportation
James W. Stanley.....................   52 Vice President--Safety and Health
James L. Wainscott...................   39 Vice President and Treasurer
James F. Walsh.......................   43 Vice President--Manufacturing
Donald B. Korade.....................   54 Controller
Allen Born...........................   63 Director
John A. Georges......................   65 Director
Dr. Bonnie Guiton Hill...............   55 Director
Robert H. Jenkins....................   53 Director
Lawrence A. Leser....................   61 Director
Robert E. Northam....................   66 Director
Cyrus Tang...........................   67 Director
James A. Thomson, Ph.D. .............   52 Director

  Richard M. Wardrop, Jr. was elected Chairman of the Board effective January 27, 1997. Mr. Wardrop was elected a director of the Company on March 2, 1995 and on May 17, 1995 he was elected Chief Executive Officer in addition to his role as President. He had been President and Chief Operating Officer of the Company since April 7, 1994, having previously served from June 1992 as Vice President--Manufacturing of the Partnership. Prior to joining the Partnership, Mr. Wardrop served from January 1992 to May 1992 as Corporate Vice President, Engineering & Purchasing, of Washington Steel Corporation, from July 1990 to December 1991 as Consultant to the President for Quigley Company, Inc., a subsidiary of Pfizer, Inc., and from February 1988 to June 1990 as General Manager, Mon Valley Works, U.S. Steel Corporation.

  Mark G. Essig has been Executive Vice President--Commercial since April 1994. Mr. Essig joined the Partnership in July 1992 as Vice President, Employee Relations and Assistant to the President and was named Vice President, Sales and Marketing in April 1993. Mr. Essig was Vice President and Chief Financial Officer of Washington Steel Corporation from July 1991 to June 1992.

  Richard E. Newsted has been Senior Vice President, Chief Financial Officer of the Company since August 1994. In addition, he was Treasurer from August 1994 through March 1995. From January 1993 until June 1994, Mr. Newsted was Vice President, Chief Financial Officer and Secretary and from May 1991 to December 1992, Vice President, Finance and Treasurer of National Steel Corporation.

  Thomas C. Graham, Jr. joined the Company as its Vice President--Research and Design Engineering in June 1996. From early 1994 until that date, he was General Manager Sales--Construction for National Steel Corporation, having previously held various positions in Project Engineering, Process and Technology, and Operations Management at that company.

  John G. Hritz has been Vice President, General Counsel and Secretary since August 1996. Mr. Hritz joined the Company in 1989 as counsel in the law department, and was named Assistant General Counsel in 1993 and Assistant Secretary in 1994. Since June 1996, Mr. Hritz also has had responsibility for the Company's employee and labor relations.

  Alan H. McCoy was elected Vice President--Public Affairs in January 1997. Since March 1994 he served as General Manager--Public Relations. Prior to that Mr. McCoy held various positions within the Public Relations Department.

  Ronald S. Mulhauser has been Vice President--Purchasing and Transportation of the Company since August 1994. For more than ten years prior to joining the Company, Mr. Mulhauser held various purchasing and management positions with U.S. Steel Corporation.

  James W. Stanley was named Vice President--Safety and Health in January 1996. Prior to joining the Company, Mr. Stanley held various management positions with the U.S. Department of Labor's Occupational Safety and Health Administration since its inception in 1971.

  James L. Wainscott was named Vice President and Treasurer in April 1995. For more than ten years prior to joining the Company, Mr. Wainscott held various financial positions with National Steel Corporation.

  James F. Walsh was named Vice President--Manufacturing in January 1996. Mr. Walsh joined the Partnership in January 1993 as Manager, Maintenance Technology, and in April 1994 was named General Manager, Middletown Works. He was elected Vice President--Research and Design Engineering in August 1995. From 1987 to 1993 Mr. Walsh held various management positions at Qualimatrix, Inc.

  Donald B. Korade has been Controller since September 1995. Mr. Korade was Assistant Controller--Financial Accounting from June 1989 until September 1995.

  Allen Born was elected a director of the Company on March 2, 1995. He is Chairman and Chief Executive Officer of Alumax Inc. having served in that position since November 1993. For more than five years prior thereto he served as Chairman and Chief Executive Officer of Amax Inc. Mr. Born also is a director of Amax Gold Inc., Cyprus-Amax Minerals Company, the National Mining Association, the Aluminum Association and the International Primary Aluminum Institute.

  John A. Georges has been a director of the Company since April 7, 1994. He is Senior Managing Director of Windward Capital Partners, LLP. He is also the Retired Chairman and Chief Executive Officer of International Paper Company, having served in that position from 1985 to March 1996. He is also a director of International Paper Company, Ryder System Inc., and Warner-Lambert Company. Mr. Georges is a member of The Business Council and a member of the Trilateral Commission. He is President of the University of Illinois Foundation.

  Dr. Bonnie Guiton Hill has been a director of the Company since April 7, 1994. She was Dean of the McIntire School of Commerce at the University of Virginia from July 1992 to January 1997. She served as Secretary of the State and Consumer Services Agency for the State of California from April 1991 to June 1992. From September 1990 to March 1991, Dr. Hill was the President and Chief Executive Officer of Earth Conservation Corporation. From April 1989 to September 1990, she served as Director of the United States Office of Consumer Affairs and Special Advisor to the President for Consumer Affairs, and has previously served as the Assistant Secretary of the United States Department of Education and as Vice-Chair of the United States Postal Rate Commission. She also is a director of Niagara Mohawk Corporation, Hershey Foods Corporation, Louisiana-Pacific Corporation, Crestar Financial Corporation and the NASD Regulations Board.

  Robert H. Jenkins was elected a director of the Company effective January 24, 1996. He is President and Chief Executive Officer of Sundstrand Corporation having been named to this position in September 1995. For more than five years prior thereto, Mr. Jenkins was employed by Illinois Tool Works as its Executive Vice

President and in other senior management positions. Mr. Jenkins also serves as a member of the boards of trustees of the Manufacturers Alliance and the National Association of Manufacturers.

  Lawrence A. Leser was elected a director of the Company on May 17, 1995 and is Chairman of the E.W. Scripps Company. Mr. Leser was elected Chairman in August 1994 and was also Chief Executive Officer of the E.W. Scripps Company from July 1985 to May 1996. Mr. Leser also serves as a director of Union Central Life Insurance Company and is a Trustee of Xavier University and a member of the National Advisory Board of Chase Manhattan Bank.

  Robert E. Northam has been a director of the Company since April 7, 1994. He retired as Executive Vice President and Chief Financial Officer of J.C. Penney Company, Inc. in January 1996, having served in that position since February 1982. He also served in the office of the chairman of J.C. Penney Company, Inc. from June 1992 until his retirement. Mr. Northam also serves as a director of Best Products Company, Inc.

  Cyrus Tang has been a director of the Company since April 7, 1994. Since 1971, he has served as President and Chief Executive Officer of Tang Industries, Inc., which, together with its affiliates of which National Materials Limited Partnership is one, operates various businesses, including steel distribution and processing, metal stamping and fabrication, ferrous and non-ferrous scrap trading and processing, aluminum die casting, extrusions and recycling, wood and steel office furniture manufacturings and pharmaceuticals.

  James A. Thomson, Ph.D., was elected a director of the Company on March 18, 1996. He is the President and Chief Executive Officer of The Rand Corporation, having served in that capacity since August 1989. He also serves as a director of Texas Biotechnology. Dr. Thomson is a member of the Council on Foreign Relations in New York, the International Institute for Strategic Studies in London, the governing board of the Los Angeles World Affairs Council, and the Council of Economic Advisors to the Governor of California.

COMMITTEES OF THE BOARD OF DIRECTORS

  The Board of Directors has established an Audit and Finance Committee, a Compensation Committee, a Public Affairs Committee and a Nominating and Governance Committee. The Board may establish such additional committees as it deems advisable.

  The functions of the Audit and Finance Committee are to recommend to the Board of Directors the appointment of the independent public accountants of the Company, review and approve the scope and fees of the annual audit and review the results thereof with the Company's independent accountants. The Audit and Finance Committee also assists the Board in fulfilling its fiduciary responsibilities relating to accounting and reporting policies, practices and procedures, and reviews the continuing effectiveness of the Company's business ethics and conflicts of interest policies. The current members of the Audit and Finance Committee are Mr. Georges (Chairperson), Mr. Northam, Mr. Tang, and Mr. Born.

  The functions of the Compensation Committee are to review and recommend to the Board of Directors compensation of the principal officers, review the duties and responsibilities of the Company's principal officers, review compensation and personnel policies, administer the Company's Stock Incentive Plan (as described below) and certain other employee benefit plans, and review and make recommendations to the Board with respect to the Company's incentive compensation plans, pension and savings plans and its employee retirement and benefit policies and plans. The current members of the Compensation Committee are Mr. Northam (Chairperson), Mr. Born, Mr. Leser and Dr. Hill.

  The functions of the Public Affairs Committee are to review and make recommendations to the Board of Directors regarding the Company's policies and practices related to public affairs, including its policies with respect to environmental compliance, employee safety and health, and equal employment opportunities. The current members of the Public Affairs Committee are Dr. Hill (Chairperson), Mr. Georges, Mr. Jenkins and Dr. Thomson.

  The functions of the Nominating and Governance Committee are to review and make recommendations to the Board of Directors regarding the size, organization, membership requirements, compensation and other practices and policies of the Board. The current members of the Nominating and Governance Committee are Mr. Leser (Chairperson), Mr. Tang, Mr. Jenkins and Dr. Thomson.

ITEM 11--EXECUTIVE COMPENSATION.

  The information required to be furnished pursuant to this item will be set forth under the caption "Executive Compensation" in the 1996 Proxy Statement, and is incorporated herein by reference.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information required to be furnished pursuant to this item will be set forth under the caption "Stock Ownership" in the 1996 Proxy Statement, and is incorporated herein by reference.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required by this item is incorporated by reference to Note 7 of the Notes to Consolidated Financial Statements.

                                    PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K.

  (a) The list of financial statements filed as part of this report is submitted as a separate section, the index to which is located on page 13.

  (b) Reports on Form 8-K filed during the fourth quarter of 1996 were:

        New Carbon and Stainless Steel Finishing Facility... November 21, 1996
        Blast Furnace Outage................................ December 3, 1996
        Financing for Rockport Works........................ December 19, 1996

  (c) Exhibits:

    List of exhibits begins on next page.

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
   3.1   Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on December 20, 1993, as amended
         (incorporated herein by reference to Exhibit 3.1 to the Company's
         Registration Statement on Form S-1 (No. 33-74432) ("Registration No.
         33-74432")).
   3.2   By-laws of the Company (incorporated herein by reference to Exhibit
         3.2 to Registration No. 33-74432).
   3.3   Certificate of Designations, Preferences, Rights and Limitations of
         7%, Convertible Preferred Stock, Stock Appreciation Income Linked
         Securities (incorporated herein by reference to Exhibit 3.3 to the
         Company's Registration Statement on Form S-1 (No. 33-86678)
         ("Registration No. 33-86678")).
   4.1   Indenture, dated as of December 17, 1996, relating to the Company's 9
         1/8% Senior Notes Due 2006 (including form of Notes) (incorporated herein by reference to Exhibit 4.1 to the Company's Registration
         Statement on Form S-4 (No. 333-19781) ("Registration No. 333-19781").
   4.2   Indenture, dated as of April 1, 1994, relating to the Company's 10
         3/4% Senior Notes Due 2004 (the "1994 Indenture") (incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on
         Form S-1, No. 33-83792 ("Registration No. 33-83792")).
   4.3   Supplemental Indenture, dated as of September 21, 1994, to the 1994
         Indenture (incorporated herein by reference to Exhibit 4.4 to
         Registration No. 33-83792).
   4.4   Supplemental Indenture, dated as of December 11, 1996, to the 1994
         Indenture (incorporated herein by reference to Exhibit 4.4 to
         Registration No. 333-19781).
   4.5   Form of Note Purchase Agreement, dated as of December 17, 1996, with respect to the Company's Senior Secured Notes Due 2004 (incorporated herein by reference to Exhibit 4.5 to Registration No. 333-19781).
  10.1   Joint Venture Termination Agreement, dated April 6, 1994, among Armco,
         Inc., Kawasaki, Kawasaki Steel Corporation, Kawasaki Steel
         Investments, Inc., the Partnership, AJV Investments Corp., KSCA,
         Incorporated and the Company (incorporated herein by reference to
         Exhibit 10.1 to Registration No. 33-83792).
  10.2   Employment Contract, dated as of April 4, 1994, between the Company and Thomas C. Graham (incorporated herein by reference to Exhibit
         10.13 to Registration No. 33-83792).
  10.3   Supplemental Agreement No. 1 to Employment Agreement with Thomas C.
         Graham (incorporated herein by reference to Exhibit 10.27 to the
         Company's Quarterly Report on Form 10-Q for the period ended September
         30, 1995).
  10.4   Form of Executive Officer Severance Agreement (incorporated herein by reference to Exhibit 10.4 to Registration No. 333-19781).
  10.5   Annual Management Incentive Plan (incorporated herein by reference to
         Exhibit 10.15 to Registration No. 33-83792).
  10.6   1994 Stock Incentive Plan, as amended May 15, 1996 and November 21,
         1996 (incorporated herein by reference to Exhibit 10.6 to Registration
         No. 333-19781).
  10.7   Executive Minimum and Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.17 to Registration No. 33-83792).
  10.8   Registration Rights Agreement, dated as of April 7, 1994, among the
         Company and certain subsidiaries of Kawasaki (incorporated herein by reference to Exhibit 10.19 to Registration No. 33-83792).
  10.9   Registration Agreement, dated as of April 7, 1994, between the Company and Thomas C. Graham (incorporated herein by reference to Exhibit
         10.22 to Registration No. 33-38792).
  10.10  Receivables Purchase Agreement, dated as of December 1, 1994, by and between AK Steel and AK Acquisition Receivables Ltd., as successor to
         AK Steel Receivables, Inc. (incorporated herein by reference to
         Exhibit 10.23 to Registration No. 33-86678).

 EXHIBIT
  NUMBER                               DESCRIPTION
 -------                               -----------
 10.11    Purchase and Servicing Agreement, dated as of December 1, 1994, among
          AK Acquisition Receivables Ltd., as successor to AK Steel Receivables
          Inc., AK Steel, the institutions from time to time party thereto and
          PNC Bank, Ohio, National Association (incorporated herein by reference to Exhibit 10.24 to Registration No. 33-86678) .
 10.11(a) Amendment No. 1 to the Purchase and Servicing Agreement, dated as of
          November 17, 1995, among AK Steel, AK Acquisition Receivables Ltd., as successor to AK Steel Receivables, Inc., the purchasers party thereto and PNC Bank, Ohio, National Association (incorporated herein by reference to Exhibit 10.11(a) to Registration No. 333-19781).
 10.11(b) Consent, Amendment and Assumption Agreement to the Receivables
          Purchase Agreement and the Purchase and Servicing Agreement, dated as of December 31, 1996, among the Company, AK Steel Receivables Inc.,
          AK Acquisition Receivables Ltd., AKSR Investments, Inc., the
          purchasers party thereto and PNC Bank, Ohio, National Association
          (incorporated herein by reference to Exhibit 10.11(b) to Registration
          No. 333-19781).
 10.12    Letter Agreement dated July 31, 1995, between the Company and
          Kawasaki (incorporated herein by reference to Exhibit 10 to Post-
          Effective Amendment No. 2 on Form S-3 to the Company's Registration
          Statement on Form S-1, Registration No. 33-86678).
 10.13    Deferred Compensation Plan for Management (incorporated herein by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-
          K for the year ended December 31, 1995).
 10.14    Deferred Compensation Plan for Directors (incorporated herein by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-
          K for the year ended December 31, 1995).
 10.15    Exchange and Registration Rights Amendment, dated as of December 17,
          1996, among the Company, CS First Boston Corporation and Goldman,
          Sachs & Co. (incorporated herein by reference to Exhibit 10.16 to
          Registration No. 333-19781).
 11.0     Statement re Computation of Per Share Earnings.
 23.1     Consent of Deloitte & Touche LLP.

                                                                    EXHIBIT 11.0

                 STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

      See Notes 2 and 12 of the accompanying Notes to Consolidated Financial
                                  Statements.

                                                                   EXHIBIT 23.1

                         INDEPENDENT AUDITORS' CONSENT

  We consent to the incorporation by reference in Post-Effective Amendment No. 2 to Registration Statement No. 33-84578 of AK Steel Holding Corporation on Form S-8 of our report dated January 22, 1997, appearing in this Annual Report on Form 10-K of AK Steel Holding Corporation for the year ended December 31, 1996.

DELOITTE & TOUCHE LLP

Cincinnati, Ohio
January 31, 1997

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED IN THE CITY OF MIDDLETOWN, STATE OF OHIO, ON FEBRUARY 4, 1997.

                                          AK STEEL HOLDING CORPORATION

                                                  /s/ Richard E. Newsted
                                          By: _________________________________
                                              RICHARD E. NEWSTED SENIOR VICE
                                            PRESIDENT, CHIEF FINANCIAL OFFICER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE COMPANY IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                        TITLE                 DATE

     /s/ Richard M. Wardrop, Jr.       Chairman of the           February 4,
-------------------------------------   Board, Chief                 1997
       RICHARD M. WARDROP, JR.          Executive Officer
                                        and President

       /s/ Richard E. Newsted          Senior Vice               February 4,
-------------------------------------   President, Chief             1997
         RICHARD E. NEWSTED             Financial Officer

        /s/ Donald B. Korade           Controller                February 4,
-------------------------------------                                1997
          DONALD B. KORADE

                                       Director                  February 4,
-------------------------------------                                1997
             ALLEN BORN

         /s/ John A. Georges           Director                  February 4,
-------------------------------------                                1997
           JOHN A. GEORGES

       /s/ Bonnie Guiton Hill          Director                  February 4,
-------------------------------------                                1997
       DR. BONNIE GUITON HILL

        /s/ Robert H. Jenkins          Director                  February 4,
-------------------------------------                                1997
          ROBERT H. JENKINS

        /s/ Lawrence A. Leser          Director                  February 4,
-------------------------------------                                1997
          LAWRENCE A. LESER

        /s/ Robert E. Northam          Director                  February 4,
-------------------------------------                                1997
          ROBERT E. NORTHAM

           /s/ Cyrus Tang              Director                  February 4,
-------------------------------------                                1997
             CYRUS TANG

        /s/ James A. Thomson           Director                  February 4,
-------------------------------------                                1997
       JAMES A. THOMSON, PH.D.