Form 10-Q
period 1997-03-31
AK STEEL HOLDING CORP
filed 1997-04-25
CIK 918160

              SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934


For the quarter ended March 31, 1997  Commission File No. 1-13696


                  AK STEEL HOLDING CORPORATION
    (Exact name of registrant as specified in its charter)


          Delaware                               31-1401455
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)                Identification No.)


  703 Curtis Street, Middletown, Ohio               45043
(Address of principal executive offices)          (Zip Code)

 Registrant's telephone number, including area code: (513) 425-5000


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


                           26,663,325 shares of common stock
                           ---------------------------------
                           (as of April 24, 1997)

            (This page intentionally left blank.)

                      AK STEEL HOLDING CORPORATION

                               INDEX



PART I                                                        Page
                                                              ----
Item 1 Financial Information

       Condensed Consolidated Statements of Income -
          Three Months Ended March 31, 1996 and 1997           2

       Condensed Consolidated Balance Sheets -
          December 31, 1996 and March 31, 1997                 3

       Condensed Consolidated Statements of Cash Flows -
          Three Months Ended March 31, 1996 and 1997           4


       Notes to Condensed Consolidated Financial Statements    5


Item 2 Management's Discussion and Analysis of the
       Condensed Consolidated Financial Statements             6



PART II

OTHER INFORMATION

Item 1 Legal Proceedings                                       7

Item 4 Submission of Matters to a Vote of Security Holders     7

Item 6 Exhibits and Reports on Form 8-K                        7

Signatures                                                     8

Item 1.

                           AK STEEL HOLDING CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in millions, except per share data)


                                               Three Months Ended
                                                   March 31,
                                               ------------------
                                               1996          1997
                                               ----          ----
                                               (C>
Net Sales                                      $558.9        $598.8

Cost of products sold                           444.5         480.9
Selling and administrative expenses              27.2          28.4
Depreciation                                     20.0          20.0
                                                 ----          ----
Total operating costs                           491.7         529.3

Operating profit                                 67.2          69.5

Interest expense                                  9.4          21.7
Other income                                      2.8           8.3
                                                 ----          ----
Income before income taxes                       60.6          56.1

Current income tax provision (Note 5)             5.9          10.3

Deferred income tax provision (Note 5)           17.7          11.3
                                                 ----          ----

Net income                                       37.0          34.5

Preferred stock dividends                         3.1           2.6
                                                 ----          ----

Net income applicable to common shareholders    $33.9         $31.9
                                                -----         -----
                                                -----         -----

Earnings per common share: (Note 2)
  Primary                                       $ 1.31        $ 1.19
  Fully diluted                                 $ 1.20        $ 1.11

Cash dividends per common share                 $  .15        $  .20

Common shares and common share
  equivalents outstanding (weighted
  average in millions):
     For primary earnings per share              25.9          26.9
     For fully diluted earnings per share        30.8          31.1


-----------------------
See notes to condensed consolidated financial statements.





                          AK STEEL HOLDING CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (dollars in millions)

ASSETS
                                              December 31,  March 31,
                                                 1996        1997
                                              -----------   --------
Current Assets:
  Cash and cash equivalents                   $ 523.1        $ 515.8
  Short-term investments                        216.2          235.2
  Accounts receivable - net (Note 4)            260.3          273.1
  Inventories: (Note 3)
     Finished and semi-finished                 204.6          207.6
     Raw materials                              156.3          123.8
                                              -------        -------
       Total inventories - net                  360.9          331.4
  Other current assets                            5.2           13.8
                                              -------        -------
     Total Current Assets                     1,365.7        1,369.3
                                              -------        -------

Property, Plant and Equipment                 1,591.3        1,679.9
 Less accumulated depreciation                (552.7)        (572.7)
                                              -------        -------
 Property, plant and equipment - net          1,038.6        1,107.2
                                              -------        -------

Prepaid Pension                                 153.3          154.3
Other                                            93.2           92.6
                                              -------        -------

TOTAL ASSETS                                 $2,650.8       $2,723.4
                                             --------       --------
                                             --------       --------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                           $  239.8      $   238.5
  Other accruals                                120.7          144.5
  Current portion of long-term debt (Note 4)      -              -
  Current portion of pension obligation           0.1            0.1
  Current portion of postretirement benefit
  obligation                                      -              -
                                             --------       --------
     Total Current Liabilities                  360.6          383.1
                                             --------       --------
Noncurrent Liabilities:
  Long-term debt (Note 4)                       875.0          885.0
  Pension obligation                              -             -
  Postretirement benefit obligation             564.9          576.2
  Deferred taxes                                 13.4           15.0
  Other liabilities                              59.9           60.9
                                             --------       --------
     Total Noncurrent Liabilities             1,513.2        1,537.1
                                             --------       --------

TOTAL LIABILITIES                             1,873.8        1,920.2
                                             --------       --------

Stockholders' Equity:
 Preferred stock - Authorized 25,000,000
 shares of $.01 par value each; 7,479,674
 shares issued; outstanding 1996 - 4,845,774
 shares, 1997 - 4,825,774 shares                  0.1            0.1
 Common stock - Authorized 75,000,000 shares of
 $.01 par value each; issued 1996 - 27,258,834
 shares, 1997 - 27,459,276 shares; outstanding
 1996 - 26,619,950 shares, 1997 - 26,705,792
 shares                                           0.3            0.3
  Additional paid-in capital                    708.9          712.7
  Treasury Stock-common shares at cost-1996 -
  638,884 shares; 1997 - 753,484 shares         (21.5)         (25.6)
  Retained earnings                              89.2          115.7
                                              -------        -------
TOTAL STOCKHOLDERS' EQUITY                      777.0          803.2
                                              -------        -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $2,650.8       $2,723.4
                                             --------       --------
                                             --------       --------

--------------------
See notes to condensed consolidated financial statements.




                         AK STEEL HOLDING CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in millions)


                                                Three Months Ended
                                                    March 31,
                                                ------------------
                                                1996          1997
                                                ----          ----
NET CASH FLOWS FROM OPERATING ACTIVITIES        $(102.0)      $105.8
                                                --------      ------


CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital investments                               (5.4)       (88.6)
 Change in short-term investments                 127.2        (19.0)
 Other                                             (0.7)        (5.7)
                                                --------       ------

   NET CASH FLOWS FROM INVESTING ACTIVITIES       121.1       (113.3)
                                                --------       ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock            3.3          2.9
  Proceeds from issuance of long-term debt           -          10.0
  Preferred stock dividends paid                   (3.3)        (2.6)
  Common stock dividends paid                      (3.9)        (5.4)
  Purchase of common stock-held in treasury          -          (4.1)
  Purchase of preferred stock-retired             (17.6)        (0.6)
                                                --------       ------
   NET CASH FLOWS FROM FINANCING ACTIVITIES       (21.5)         0.2
                                                --------       ------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                       (2.4)        (7.3)

Cash and cash equivalents, beginning of period    137.0        523.1
                                                --------      ------
Cash and cash equivalents, end of period         $134.6       $515.8
                                                --------      ------
                                                --------      ------


Supplemental disclosure of cash flow information:
------------------------------------------------
Cash paid during the period for:
  Interest (net of amount capitalized)           $  0.4          -
  Income taxes                                      0.9          -


--------------------
See notes to condensed consolidated financial statements.


AK STEEL HOLDING CORPORATION
----------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)
----------------------------------------------------

1.   Basis of Presentation
In the opinion of the management of AK Steel Holding Corporation ("AK Holding") and AK Steel Corporation ("AK Steel"), collectively (the"Company"), the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1997, and the results of its operations for the three-month periods ended March 31, 1996 and 1997. The results of operations and financial position of AK Steel approximate the results and financial position of AK Holding. The results of operations for the three-month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the years ended December 31,1995 and 1996.

2.  Earnings Per Share

                                                   Three Months Ended
                                                       March 31,
                                                   ------------------
                                                   1996         1997
                                                   ----         ----
Primary:
Net income                                         $37.0        $34.5
Less preferred stock dividends paid                  3.1          2.6
                                                   -----        -----
Net income applicable to common shareholders       $33.9        $31.9
                                                   -----        -----
                                                   -----        -----
Shares (weighted average in millions):
  Number of common shares outstanding               25.3         26.6
  Number of common equivalent shares
    outstanding                                       .6           .3
                                                   -----        -----
 Number of common shares outstanding
    as adjusted                                     25.9         26.9
                                                   -----        -----
                                                   -----        -----

Primary earnings per common share                  $1.31        $1.19
                                                   -----        -----
                                                   -----        -----

Assuming full dilution:
       Net income                                  $37.0        $34.5
                                                   -----        -----
                                                   -----        -----

Shares (weighted average in millions):
  Number of common shares outstanding               25.3         26.6
  Number of common equivalent shares
   outstanding                                        .6           .3
  Assuming conversion of preferred stock             4.9          4.2
                                                   -----        -----
  Number of common shares outstanding as
   adjusted                                         30.8         31.1
                                                   -----        -----
                                                   -----        -----

Earnings per share assuming full dilution          $1.20        $1.11
                                                   -----        -----
                                                   -----        -----

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share," which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the statement is not permitted. The Company has applied this statement to the 1996 first quarter and annual results and to the 1997 first quarter results and determined that the adoption of this statement would not have had a material impact on the earnings per share calculations for these periods.

3. Inventories are valued at the lower of cost or market. The cost of the majority of inventories is measured on the last in, first out (LIFO) method. Other inventories are measured principally at average cost.

4. As of March 31, 1997, AK Steel Receivables, Inc. ("AKR") had not sold accounts receivable to any participating banks under its Receivables Purchase and Servicing Agreement although $15.7 letters of credit had been issued. AKR had a sufficient pool of eligible receivables that could be sold to utilize the available capacity of the participating banks' commitments.

     The city of Rockport, Indiana issued $10.0 in Variable Rate Demand Revenue Bonds with a 30-year term maturing December 1, 2027, priced at an initial rate of 3.45% which are secured by the Company's letter of credit. Interest is at a floating rate which is reset weekly and paid monthly. The Company's Accounts Receivable Purchase Credit Facility was amended to allow for the issuance of a three-year letter of credit.

5. The book tax rate for 1997 will approximate 38.4% compared to 39.0% recorded in the first quarter of 1996, but comparable to the average for the year 1996.



Item 2.  Management's Discussion and Analysis of the
         Condensed Consolidated Financial Statements

The Company's principal customers are in the automotive, appliance, construction and manufacturing markets. The Company also sells its products to distributors and convertors. Demand in the first quarter of 1997 for flat rolled products, especially coated and cold rolled products, continued at strong levels with shipments of 1,146,000 tons compared to 1,064,000 in the first quarter of 1996.

Net sales for the first quarter of 1997 exceeded those for the comparable 1996 quarter by 7.0%. The Company shipped a record 541,000 tons to automotive customers in the first quarter of 1997, eclipsing the previous record of 489,000 tons set in the fourth quarter of 1996. The following table sets forth the percentage of the Company's sales revenue from various markets for the periods indicated:


                                   1st Qtr      Year      1st Qtr
                                    1997        1996       1996
                                   -------      ----      -------
Automotive                         58%          55%       54%
Appliance, Construction and
  Manufacturing                    14%          15%       16%
Distributors and Convertors        28%          30%       30%


The Company recorded an operating profit of $69.5 million or $61 per net ton for the 1997 first quarter, an increase of $13 per ton from the fourth quarter of 1996, and $2 less than the first quarter of 1996 due to an increased percentage of lower margin hot rolled products in the total sales mix. The Company continues to emphasize productivity gains and quality enhancements as the primary components of its cost reduction efforts. Man hours per net ton shipped continue to improve, declining to
2.84 for the first quarter of 1997 compared to 3.09 for the 1996 first quarter and 3.02 for the full year of 1996.

Interest expense in the 1997 first quarter increased $12.3 million over the first quarter of 1996, reflecting the issuance in December 1996 of $550.0 million principal amount of the Company's 9-1/8% Senior Notes due 2006 as part of the financing of the Company's recently announced
Rockport Works.

Net income for the first quarter of 1997 totalled $34.5 million compared to $37.0 million for the same period of 1996. The Company's tax rate for the first quarter of 1997 was 38.4% as compared with 39.0% for the first quarter of 1996, but comparable to the average for the entire year 1996. Earnings per fully diluted share in the first quarter of 1997 were $1.11 versus $1.20 for the comparable prior year period.

Liquidity and Capital Resources
-------------------------------

The Company's liquidity needs are primarily for capital investments, working capital requirements, employee benefit obligations and interest on its indebtedness. At March 31, 1997 the Company had $751.0 million of cash, cash equivalents and short-term investments and also had $109.3 million of financing available under its $125.0 million Accounts Receivable Purchase Credit Facility which expires on December 1, 2000.
In the first quarter of 1997, due to continued strong operating performance, cash flow from operations generated $105.8 million. Operating cash flow was reduced by $21.3 million for profit sharing bonuses paid to salaried and hourly employees. Capital investments totalled $87.4 million, of which $63.6 million was associated with Rockport Works. Net cash flows from financing generated $0.2 million. The Company received $10.0 million from the issuance by the city of Rockport, Indiana, of tax exempt debt securities, paid $8.0 million of dividend payments and used $4.7 million for open market purchases of the Company's equity securities. The $10.0 million tax exempt debt securities were issued as Variable Rate Demand Revenue Bonds, with a 30-year term maturing on December 1, 2027, priced at an initial rate of 3.45%. Interest is at a floating rate which is reset weekly and paid monthly. The bonds are secured by a letter of credit under the Company's Accounts Receivable Purchase Credit Facility, which was amended to allow for the issuance of a three-year letter of credit. The issue was rated A/A-1 by Standard & Poor's and A1/P-1 by Moody's Investors Service.

The Company's pension plans are fully funded on an accumulated benefit obligation basis in accordance with generally accepted accounting principles as of March 31, 1997. Funding levels in the near term (three to five years) are expected to be minimal. The Company also has available a pension funding credit balance of $342.0 million that can be used to meet future funding requirements.

At March 31, 1997 the Company's liability for postretirement benefits other than pensions totalled $576.2 million. The Company has established a health care trust as a means of prefunding this liability. The balance of the trust as of March 31, 1997 is equivalent to over two years of active and retiree health care payments.

Other
-----

On March 19, 1997, the Company and the United Steelworkers of America ("USWA") reached an agreement resolving the expiration date of the labor agreement covering the Company's Ashland Works' USWA-represented employees. The new agreement is effective until September 1, 2000. The agreement provides for wage increases of $.50 per hour on March 30, 1997 and $.25 per hour on March 29, 1998 and March 28, 1999. In addition, there will be $500 lump sum bonuses paid in April of 1997, 1998 and 1999.


PART II   OTHER INFORMATION
---------------------------

Item 1.     Legal Proceedings

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

In January, 1996, an action was filed in the Court of Common Pleas of Butler County, Ohio, on behalf of four named plaintiffs who purport to represent a class of plaintiffs consisting of all hourly employees at the Company's Middletown Works and all hourly employees of independent contractors working at the facility since 1992. The complaint has twice been amended to add three additional plaintiffs. The plaintiffs allege negligence and intentional tort and seek compensatory and punitive damages in an unspecified amount for alleged dangerous working conditions at the Company's Middletown Works. The Company has filed motions to dismiss the suit in whole and in part. No rulings have been rendered to date on these motions. In March, 1997, the Court granted plaintiffs' motion to certify a class. The Company has appealed this decision.

In May, 1996, an action was filed in the United States District Court, Southern District of Ohio, by several plaintiffs under the citizen action suit provisions of federal environmental laws alleging violations of those laws as all as state claims in connection with the accidental release of coke oven gas from the Company's Middletown Works in January, 1996. In March, 1997, the Court dismissed all claims, with the exception of a minor portion of one of the federal claims.


Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 6.   Exhibits and Reports on Form 8-K

          A.  Exhibits - None

          B.  Form 8-K

              Earnings Release                          January 27, 1997
              Agreement with United Steelworkers of
                America                                 March 25, 1997
              James L. Wareham Elected President        March 25, 1997

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the following duly authorized persons.



                                    AK Steel Holding Corporation
                                    ----------------------------
                                    (Registrant)


Date   April 25, 1997               /s/  Richard E. Newsted
       --------------               ----------------------------
                                         Richard E. Newsted
                                         Senior Vice President,
                                         Chief Financial Officer


Date  April 25, 1997                /s/  Donald B. Korade
      --------------                ---------------------------
                                         Donald B. Korade
                                         Controller