Form 10-Q
period 1997-06-30
AK STEEL HOLDING CORP
filed 1997-07-22
CIK 918160

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q
            Quarterly Report Under Section 13 or 15(d)
             of the Securities Exchange Act of 1934



For the quarter ended June 30, 1997  Commission File No. 1-13696

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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                                              Yes X    No
                                                 ---       ---

  Indicate he number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                          26,783,319 shares of common stock
                          ----------------------------------
                          (as of July 18, 1997)

      (This page intentionally left blank.)

             AK STEEL HOLDING CORPORATION

                       INDEX



PART I                                                      PAGE
                                                            ----

Item 1 Financial Information

       Condensed Consolidated Statements of Income -
       Three-Month and Six-Month Periods Ended
       June 30, 1996 and 1997                                 2


       Condensed Consolidated Balance Sheets -
        December 31, 1996 and June 30, 1997                   3

       Condensed Consolidated Statements of Cash Flows -
        Six-Month Periods Ended June 30, 1996 and 1997        4


       Notes to Condensed Consolidated Financial Statements   5



Item 2 Management's Discussion and Analysis of the
       Condensed Consolidated Financial Statements            6



PART II

OTHER INFORMATION


Item 1 Legal Proceedings                                      7

Item 4 Submission of Matters to a Vote of Security Holders    7


Item 6 Exhibits and Reports on Form 8-K                       8


Signatures                                                    9

Item 1.

                  AK STEEL HOLDING CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           (dollars in millions, except per share data)



                             Three Months Ended     Six Months Ended
                                   June 30,             June 30,
                             ------------------     ----------------
                             1996          1997     1996        1997

Net Sales                    $575.4        $622.6   $1,134.3    $1,221.4

Cost of products sold         456.5         500.7      901.0       981.6
Selling and administrative     29.0          28.3       56.2        56.7
  expenses
Depreciation                   20.0          19.9       40.0        39.9
                             ------        ------    -------     -------
Total operating costs         505.5         548.9      997.2     1,078.2

Operating profit               69.9          73.7      137.1       143.2

Interest expense                9.5          19.4       18.9        41.1
Other income                    2.8           9.0        5.6        17.3
                             ------        ------    -------     -------

Income before income taxes     63.2          63.3      123.8       119.4

Current income tax provision    6.1          13.8       12.0        24.1
 (Note 5)
Deferred income tax provision  18.6          10.5       36.3        21.8
 (Note 5)                    ------        ------    -------     -------

Net income                     38.5          39.0       75.5        73.5

Preferred stock dividends       2.8           2.6        5.9         5.2
                             ------        ------    -------     -------

Net income applicable to     $ 35.7        $ 36.4    $  69.6     $  68.3
 common shareholders         ------        ------    -------     -------
                             ------        ------    -------     -------

Earnings per common share:
  (Note 2)
  Primary                     $ 1.34        $ 1.35     $ 2.65      $ 2.54
  Fully diluted               $ 1.24        $ 1.26     $ 2.44      $ 2.36

Cash dividends per common     $  .15        $  .20     $  .30      $  .40
  share

Common shares and common share
  equivalents outstanding
  (weighted average in
   millions):
     For primary earnings      26.4          26.9       26.2        26.9
       per share
     For fully diluted         30.9          31.1       31.0        31.1
       earnings per share

--------------------------------
See notes to condensed consolidated financial statements.



                     AK STEEL HOLDING CORPORATION

                CONDENSED CONSOLIDATED BALANCE SHEETS
                        (dollars in millions)


ASSETS
                                            December 31,   June 30,
                                                1996        1997
                                            -----------   ---------
Current Assets:
 Cash and cash equivalents                  $ 523.1       $ 511.8
 Short-term investments                       216.2         309.4
 Accounts receivable - net (Note 4)           260.3         286.0
 Inventories: (Note 3)
   Finished and semi-finished                 204.6         187.1
   Raw materials                              156.3         130.3
                                           --------       -------
       Total inventories - net                360.9         317.4
  Other current assets                          5.2          12.4
                                           --------       -------
     Total Current Assets                   1,365.7       1,437.0
                                           --------       -------

Property, Plant and Equipment               1,591.3       1,780.5
  Less accumulated depreciation              (552.7)       (591.1)
                                           --------       -------


  Property, plant and equipment - net       1,038.6       1,189.4
                                            -------       -------
Prepaid Pension                               153.3         157.3
Other                                          93.2          96.8
                                           --------       -------

TOTAL ASSETS                               $2,650.8      $2,880.5
                                           --------       -------
                                           --------       -------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                         $  239.8      $  264.6
  Other accruals                              120.7         145.6
  Current portion of long-term debt (Note 4)    -             -
  Current portion of pension obligation         0.1           0.1
  Current portion of postretirement             -             -
    benefit obligation                     --------       -------
     Total Current Liabilities                360.6         410.3
                                           --------       -------
Noncurrent Liabilities:
  Long-term debt (Note 4)                     875.0         977.5
  Pension obligation                            -             -
  Postretirement benefit obligation           564.9         587.5
  Deferred taxes                               13.4          13.0
  Other liabilities                            59.9          59.5
                                           --------       -------
     Total Noncurrent Liabilities           1,513.2       1,637.5
                                           --------       -------

TOTAL LIABILITIES                           1,873.8       2,047.8
                                           --------       -------

Stockholders' Equity:
  Preferred stock - Authorized 25,000,000
   shares of $.01 par value each; 7,479,674
   shares issued; outstanding 1996 -
   4,845,774 shares,1997 - 4,750,774
   shares                                       0.1           0.1
  Common stock - Authorized 75,000,000 shares
   of $.01 par value each; issued 1996 -
   27,258,834 shares, 1997 - 27,565,796
   shares; outstanding 1996 - 26,619,950
   shares, 1997 - 26,763,819 shares             0.3           0.3
  Additional paid-in capital                  708.9         713.1
  Treasury Stock - common shares at cost -
   1996 - 638,884 shares; 1997 - 801,977
   shares                                     (21.5)        (27.4)
  Retained earnings                            89.2         146.6
                                           --------       -------
TOTAL STOCKHOLDERS' EQUITY                    777.0         832.7
                                           --------       -------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                   $2,650.8      $2,880.5
                                           --------       --------
                                           --------       --------

-----------------------------
See notes to condensed consolidated financial statements.




                   AK STEEL HOLDING CORPORATION

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (dollars in millions)


                                              Six Months Ended
                                                   June 30,
                                              ----------------
                                              1996        1997
                                              -----       ----
NET CASH FLOWS FROM OPERATING ACTIVITIES      $(38.3)     $207.9
                                              -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital investments                          (20.0)     (190.6)
  Change in short-term investments             123.1       (93.2)
  Other                                          0.6       (17.5)
                                              -------     -------

  NET CASH FLOWS FROM INVESTING ACTIVITIES     103.7      (301.3)
                                              -------     -------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock         9.4         4.5
  Proceeds from issuance of long-term debt        -        102.5
  Preferred stock dividends paid                (6.3)       (5.2)
  Common stock dividends paid                   (7.8)      (10.7)
  Purchase of common stock - held in treasury     -         (5.9)
  Purchase of preferred stock - retired        (29.0)       (3.1)
                                              --------    --------
  NET CASH FLOWS FROM FINANCING ACTIVITIES     (33.7)       82.1
                                              --------    --------


NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                    31.7       (11.3)

Cash and cash equivalents, beginning of
 period                                        137.0       523.1
                                              --------    --------
Cash and cash equivalents, end of period      $168.7      $511.8
                                              --------    --------
                                              --------    --------

Supplemental disclosure of cash flow information:
-------------------------------------------------
Cash paid during the period for:
  Interest (net of amount capitalized)        $ 18.3      $ 38.9
  Income taxes                                   1.6        20.6


-------------------------------
See notes to condensed consolidated financial statements.


AK STEEL HOLDING CORPORATION
----------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)
----------------------------------------------------

1.  Basis of Presentation
    In the opinion of the management of AK Steel Holding Corporation ("AK Holding") and AK Steel Corporation ("AK Steel"), collectively the ("Company"), the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1997, and the results of its operations for the three-month and six-month periods ended June 30, 1996 and 1997. The results of operations and financial position of AK Steel approximate the results and financial position of AK Holding. The results of operations for the six-month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the years ended December 31, 1995 and 1996.

2.  Earnings Per Share

                                 Three Months Ended  Six Months Ended
                                      June 30,           June 30,
                                 ------------------  -----------------
                                  1996        1997    1996       1997
                                  ----        ----    ----       ----
    Primary:
     Net income                   $38.5       $39.0   $75.5      $73.5

     Less preferred stock dividends
       paid                         2.8         2.6     5.9        5.2
                                  ------      ------  ------     ------
     Net income applicable to
       common shareholders        $35.7       $36.4   $69.6      $68.3
                                  ------      ------  ------     ------
                                  ------      ------  ------     ------

    Shares (weighted average in
      millions):
      Number of common shares
      outstanding                  25.7        26.7    25.6       26.7
      Number of common equivalent
      shares outstanding             .7          .2      .6         .2
                                  ------      ------  ------     ------
      Number of common shares
      outstanding as adjusted      26.4        26.9    26.2       26.9
                                  ------      ------  ------     ------
                                  ------      ------  ------     ------

       Primary earnings per
       common share               $ 1.34       $1.35   $2.65      $2.54
                                  ------      ------  ------     ------

     Assuming full dilution:
       Net income                 $38.5       $39.0   $75.5      $73.5
                                  ------      ------  ------     ------
                                  ------      ------  ------     ------

     Shares (weighted average
      in millions):
      Number of common shares
      outstanding                  25.7        26.7    25.6       26.7
      Number of common equivalent
      shares outstanding             .7          .2      .7         .3
      Assuming conversion of
      preferred stock               4.5         4.1     4.7        4.1
                                  ------      ------  ------     ------
      Number of common shares
      outstanding as adjusted      30.9        31.0    31.0       31.1
                                  ------      ------  ------     ------
                                  ------      ------  ------     ------

      Earnings per share assuming
      full dilution               $ 1.24       $1.26  $ 2.44     $ 2.36
                                  ------      ------  ------     ------

    The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards ("SFAS") No.128 Earnings Per
    Share ("EPS"), which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the statement is not permitted. The Company has applied this statement to the three-month and six-month periods ended
    June 30,1996 and 1997 and for the year ended December 31, 1996 and determined that the adoption of this statement would not have had a material impact on the earnings per share calculations for these periods. Presentation under SFAS 128 for the three and six-month periods ended June 30, 1997 for basic EPS would have been $1.36 and $2.56, respectively, and for diluted EPS would have been $1.26 and $2.37, respectively.

3. Inventories are valued at the lower of cost or market. The cost of the majority of inventories is measured on the last in, first out
    (LIFO) method. Other inventories are measured principally at average cost.





4. As of June 30, 1997, AK Steel Receivables, Inc. ("AKR") had not sold accounts receivable to any participating banks under its Receivables
    Purchase and Servicing Agreement although $15.7 letters of credit had been issued. AKR had a sufficient pool of eligible receivables that could be sold to utilize the available capacity of the participating banks' commitments. The banks' commitments were extended as of July 9, 1997 and now expire on July 1, 2002.

    On June 17, 1997, the Company made its initial issuance of $92.5 of an aggregate of $250.0 of Senior Secured Notes Due 2004 (the
    "Secured Notes"). Of the principal amounts of the Secured Notes issued, $80.0 will bear interest at 8.98% per annum and $12.5 at 9.05% per annum.

5. The book tax rate for 1997 will approximate 38.4% compared to 39.0% recorded in the six-month period ended June 30, 1996, but comparable to the average for the year 1996.


Item 2.   Management's Discussion and Analysis of the
          Condensed Consolidated Financial Statements

The Company's principal customers are in the automotive, appliance, construction and manufacturing markets. The Company also sells its products to distributors and convertors. Demand in the second quarter of 1997 for flat rolled products, especially coated and cold rolled products, continued at strong levels as the Company set a shipping record of 1,174,000 tons compared to 1,105,000 tons for the comparable prior year period, and 1,146,000 tons for the first quarter of 1997.

Net revenue for the second quarter of 1997 was a record $622.6 million, an increase of 4.0% from the first quarter and an 8.2% increase over the second quarter of 1996. Year to date net sales for 1997 exceeded those for the comparable 1996 period by 7.7%.

The Company recorded an operating profit of $73.7 million or $63 per net ton for the second quarter of 1997, an increase of $2 per net ton from the first quarter and equaling that of the 1996 second quarter. The
Company's shipments of coated and cold rolled steel equalled 63.6% of total shipments, an increase from the first quarter total of 57.4%. Man hours per net ton shipped continue to improve, declining to 2.75 for the second quarter of 1997 compared to 2.84 for the first quarter and 2.93 for the second quarter of 1996.

Interest expense totalled $19.4 million for the second quarter of 1997, including a $4.2 million credit for capitalized interest, a decrease of $2.4 million in interest expense from the first quarter. Interest expense increased $9.9 million from the comparable prior year period and reflects the issuance in December of 1996 of $550.0 million principal amount of the Company's 9-1/8% Senior Notes Due 2006 and the first drawdown on June 17 of $92.5 million of the Company's 8.98% Senior
Secured Notes Due 2004 as part of the financing of the Company's previously announced Rockport Works.

Net income for the second quarter of 1997 totalled $39.0 million compared to $34.5 million in the first quarter and $38.5 million for the comparable prior year period. Fully diluted earnings per share totalled $1.26 in the second quarter compared to $1.11 for the first quarter and $1.24 for the second quarter of 1996. For the six months ending June 30, 1997, net income was $73.5 million or $2.36 fully diluted earnings per share.


Liquidity and Capital Resources
-------------------------------

The Company's liquidity needs are primarily for capital investments, working capital requirements, employee benefit obligations and interest on its indebtedness. At June 30, 1997 the Company had $821.2 million of cash, cash equivalents and short-term investments and also had $109.3 million of financing available under its $125.0 million Accounts
Receivable Purchase Credit Facility.

Due to continued strong operating performance, cash flow from operations generated $102.1 million in the second quarter of 1997. For the six months ended June 30, 1997, cash provided from operating activities amounted to $207.9 million which was primarily attributable to $73.5 million of net income, the impact of working capital items, and noncash charges for depreciation and healthcare trust activities.
Capital investments for the second quarter of 1997 totalled $102.0 million, of which $89.0 million was associated with Rockport Works.
Year to date capital investments total $190.6 million with Rockport
Works amounting to $152.6 million of this amount. Net cash flows from financing totalled $81.9 million in the second quarter of 1997, including the scheduled initial drawdown of $92.5 million of the Company's $250.0 million Senior Secured Notes due 2004. The remaining drawdowns of the Senior Secured Notes for the partial financing of the Company's Rockport facility will occur by the end of 1997. In the second quarter of 1997, the Company paid $7.9 million of dividend payments and used $4.2 million for open market purchases of equity securities.





The Company's pension plans are fully funded on an accumulated benefit obligation basis in accordance with generally accepted accounting principles as of June 30, 1997. Funding levels in the near term (three to five years) are expected to be minimal. The Company also has available a pension funding credit balance of $317.0 million that can be used to meet future funding requirements.

At June 30, 1997 the Company's liability for postretirement benefits other than pensions totalled $587.5 million. The Company has established a healthcare trust as a means of prefunding this liability. The balance of the trust as of June 30, 1997 is equivalent to over two years of active and retiree healthcare payments.


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

In January 1996 an action was filed in the Court of Common Pleas of Butler County, Ohio on behalf of four named plaintiffs who purport to represent a class of plaintiffs consisting of all hourly employees at the Company's Middletown Works and all hourly employees of independent contractors working at the facility since June 1992. The complaint has twice been amended to add three additional plaintiffs. The plaintiffs allege negligence and intentional tort and seek compensatory and punitive damages in an unspecified amount for alleged dangerous working conditions at the Company's Middletown Works. The Company has filed motions to dismiss the suit in whole and in part. No rulings have been rendered to date on these motions. In March 1997, the Court granted plaintiffs' motion to certify a class. The Company's appeal of this decision was denied by the appellate court in June 1997. The Company is considering further appeal. In April 1997, the Company commenced a separate lawsuit in federal court seeking a permanent injunction staying the state court case on the basis of federal preemption. No ruling has been issued in that separate action.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on May 15, 1997. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act. The following are the voting results on proposals considered and voted upon at the meeting as described in the proxy statement.

All nine nominees for Director listed in the proxy statement were elected.


                               For        Withheld
                               ---        --------
Allen Born                  23,831,159     32,582
John A. Georges             23,830,259     33,483
Dr. Bonnie Guiton Hill      23,828,617     35,124
Robert H. Jenkins           23,832,959     30,782
Lawrence A. Leser           23,832,459     31,282
Robert E. Northam           23,831,059     32,682
Cyrus Tang                  23,832,759     30,982
James A. Thomson, Ph.D.     23,831,959     31,782
Richard M. Wardrop, Jr.     23,833,059     30,682



Item 6.  Exhibits and Reports on Form 8-K

         A.   Exhibits - None

         B.   Form 8-K

              Earnings Release          April 10, 1997

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the following duly authorized persons.


                             AK Steel Holding Corporation
                             -----------------------------
                             (Registrant)


Date  July 18, 1997          /s/  Richard E. Newsted
      -------------          -----------------------------
                                  Richard E. Newsted
                                  Executive Vice President,
                                  Chief Financial Officer


Date  July 18, 1997         /s/  Donald B. Korade
      -------------         ------------------------------
                                 Donald B. Korade
                                 Controller