Form 10-Q
period 1997-09-30
AK STEEL HOLDING CORP
filed 1997-10-15
CIK 918160

              SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934


For the quarter ended September 30, 1997  Commission File No. 1-13696


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


                           26,764,719 shares of common stock
                           ---------------------------------
                           (as of October 13, 1997)

            (This page intentionally left blank.)

                      AK STEEL HOLDING CORPORATION

                               INDEX



PART I                                                        Page
                                                              ----
Item 1 Financial Information

       Condensed Consolidated Statements of Income -
          Three-Month and Nine-Month Periods Ended
          September 30, 1996 and 1997                          2

       Condensed Consolidated Balance Sheets -
          December 31, 1996 and September 30, 1997             3

       Condensed Consolidated Statements of Cash Flows -
          Nine-Month Periods Ended September 30, 1996 and
          1997                                                 4


       Notes to Condensed Consolidated Financial Statements    5


Item 2 Management's Discussion and Analysis of the
       Condensed Consolidated Financial Statements             6



PART II

OTHER INFORMATION

Item 1 Legal Proceedings                                       7

Item 4 Submission of Matters to a Vote of Security Holders     8

Item 6 Exhibits and Reports on Form 8-K                        8

Signatures                                                     9

Item 1.


                      AK STEEL HOLDING CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (dollars in millions, except per share data)


                             Three Months Ended Nine Months Ended
                               September 30,      September 30,
                             -----------------  ----------------
                               1996      1997    1996     1997
                               ----      ----    ----     ----
Net Sales                      $559.3    $598.6  $1,693.6 $1,820.0

Cost of products sold           440.3     482.3   1,341.3  1,463.9
Selling and administrative
  expenses                       28.5      28.1      84.7     84.8
Depreciation                     18.7      19.8      58.7     59.7
                                -----     -----   -------  -------
Total operating costs           487.5     530.2   1,484.7  1,608.4

Operating profit                 71.8      68.4     208.9    211.6

Interest expense                  9.5      18.7      28.4     59.8
Other income                      2.8       9.9       8.4     27.2
                                -----     -----   -------  -------

Income before income taxes       65.1      59.6     188.9    179.0

Current income tax provision
 (benefit) (Note 5)              (1.6)     11.7      10.4     35.8
Deferred income tax provision
 (Note 5)                        27.0      10.9      63.3     32.7
                                -----     -----   -------  -------

Net income                       39.7      37.0     115.2    110.5


Preferred stock dividends         2.6       2.5       8.5      7.7
                                -----     -----    ------   ------


Net income applicable to
  common shareholders           $37.1     $34.5    $106.7   $102.8
                                -----     -----    ------   ------
                                -----     -----    ------   ------

Earnings per common share:
 (Note 2)
 Primary                        $ 1.40    $ 1.27    $ 4.03   $ 3.81
 Fully diluted                  $ 1.28    $ 1.19    $ 3.71   $ 3.55

Cash dividends per common share $  .15    $  .20    $  .45   $  .60

Common shares and common share
  equivalents outstanding
  (weighted average in
   millions):
   For primary earnings per
    share                        26.6      27.1      26.5     26.9
   For fully diluted earnings
    per share                    30.9      31.1      31.1     31.1


-----------------------
See notes to condensed consolidated financial statements.





                          AK STEEL HOLDING CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (dollars in millions)

ASSETS
                                            December 31, September 30,
                                               1996        1997
                                           -----------  ------------
Current Assets:
  Cash and cash equivalents                $ 523.1       $ 512.0
  Short-term investments                     216.2         297.5
  Accounts receivable - net (Note 4)         260.3         263.4
  Inventories: (Note 3)
     Finished and semi-finished              204.6         203.3
     Raw materials                           156.3         133.0
                                            -------      -------
       Total inventories - net               360.9         336.3
  Other current assets                         5.2          10.1
                                            -------      -------

     Total Current Assets                  1,365.7       1,419.3
                                           --------      -------

Property, Plant and Equipment              1,591.3       1,954.4
 Less accumulated depreciation              (552.7)       (609.7)
                                           --------      -------

 Property, plant and equipment - net       1,038.6       1,344.7
                                           -------       -------

Prepaid Pension                              153.3         158.3
Other                                         93.2         101.9
                                           -------       -------

TOTAL ASSETS                              $2,650.8      $3,024.2
                                           -------       -------
                                           -------       -------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                        $  239.8      $  304.9
  Other accruals                             120.7         195.1
  Current portion of long-term debt
   (Note 4)                                    -             -
  Current portion of pension obligation        0.1           0.1
  Current portion of postretirement benefit
   obligation                                  -             -
                                           -------       -------
     Total Current Liabilities               360.6         500.1
                                           -------       -------
Noncurrent Liabilities:
  Long-term debt (Note 4)                    875.0         997.5
  Pension obligation                           -             -
  Postretirement benefit obligation          564.9         591.7
  Deferred taxes                              13.4          12.6
  Other liabilities                           59.9          58.8
                                           -------       -------
     Total Noncurrent Liabilities          1,513.2       1,660.6
                                           -------       -------

TOTAL LIABILITIES                          1,873.8       2,160.7
                                           -------       -------

Stockholders' Equity:
 Preferred stock - Authorized 25,000,000
 shares of $.01 par value each; issued
 and outstanding 1996-4,845,774 shares,
 1997-4,750,774 shares (Note 6)                0.1           0.1
Common Stock-Authorized 75,000,000 shares
 of $.01 par value each; issued 1996-
 27,258,834 shares, 1997-27,648,796 shares;
 outstanding 1996-26,619,950 shares, 1997-
 26,764,719 shares                             0.3           0.3
Additional paid-in capital                   708.9         716.3
Treasury Stock-common shares at cost-
 1996-638,884 shares; 1997-884,077 shares    (21.5)        (31.0)
Retained earnings                             89.2         177.8
                                           --------      -------
TOTAL STOCKHOLDERS' EQUITY                   777.0         863.5
                                           --------      -------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                  $2,650.8      $3,024.2
                                           --------      -------
                                           --------      -------

--------------------
See notes to condensed consolidated financial statements.



                           AK STEEL HOLDING CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in millions)


                                                Nine Months Ended
                                                  September 30,
                                                ------------------
                                                1996          1997
                                                ----          ----
NET CASH FLOWS FROM OPERATING ACTIVITIES        $ 13.8        $366.4
                                                ------        ------


CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital investments                             (55.3)       (365.8)
 Change in short-term investments                110.6         (81.3)
 Other                                             2.5         (17.3)
                                                ------        ------

NET CASH FLOWS FROM INVESTING ACTIVITIES          57.8        (464.4)
                                                ------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock           9.4           6.8
  Proceeds from issuance of long-term debt          -          122.5
  Preferred stock dividends paid                  (9.1)         (7.8)
  Common stock dividends paid                    (11.7)        (16.0)
  Purchase of common stock-held in treasury       (0.1)         (9.5)
  Purchase of preferred stock-retired            (39.1)         (3.1)
  Underwriting discount and fees                    -           (6.0)
                                                ------        ------
   NET CASH FLOWS FROM FINANCING ACTIVITIES      (50.6)         86.9
                                                ------        ------


NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                      21.0         (11.1)

Cash and cash equivalents, beginning of period   137.0         523.1
                                                ------        ------
Cash and cash equivalents, end of period        $158.0        $512.0
                                                ------        ------
                                                ------        ------



Supplemental disclosure of cash flow information:
------------------------------------------------
Cash paid during the period for:
  Interest (net of amount capitalized)          $ 18.7        $ 33.2
  Income taxes                                     1.9          32.0


--------------------
See notes to condensed consolidated financial statements.


AK STEEL HOLDING CORPORATION
----------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)
----------------------------------------------------

1.   Basis of Presentation
In the opinion of the management of AK Steel Holding Corporation ("AK Holding") and AK Steel Corporation ("AK Steel"), collectively the ("Company"), the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1997, and the results of its operations for the three-month and nine-month periods ended September 30, 1996 and 1997. The results of operations and financial position of AK Steel approximate the results and financial position of AK Holding. The results of operations for the nine-month period ended September 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the years ended December 31,1995 and 1996.

2.  Earnings Per Share

                                   Three Months Ended Nine Months Ended
                                    September 30,     September 30,
                                 ------------------ -----------------
                                   1996      1997    1996     1997
                                   ----      ----    ----     ----
Primary:
Net income                         $39.7     $37.0   $115.2   $110.5
Less preferred stock dividends
  paid                               2.6       2.5      8.5      7.7
                                   -----     -----   ------   ------

Net income applicable to common
  shareholders                     $37.1     $34.5   $106.7   $102.8
                                   -----     -----   ------   ------
                                   -----     -----   ------   ------


Shares (weighted average in
  millions):
  Number of common shares
   outstanding                      26.2      26.8     26.1     26.6
  Number of common equivalent
   shares outstanding                 .4        .3       .4       .3
                                   -----      -----   ------   ------
  Number of common shares
   outstanding as adjusted          26.6      27.1     26.5     26.9
                                   -----      -----   ------   ------
                                   -----      -----   ------   ------

Primary earnings per common share  $ 1.40    $ 1.27   $ 4.03   $ 3.81
                                   -----      -----   ------   ------
                                   -----      -----   ------   ------




Assuming full dilution:
   Net income                      $39.7     $37.0   $115.2   $110.5
                                   -----     -----    ------   ------
                                   -----     -----    ------   ------

Shares (weighted average in
  millions):
  Number of common shares
    outstanding                     26.2      26.8     26.1     26.6
Number of common equivalent
    shares outstanding                .4        .2       .4       .4
  Assuming conversion of
    preferred stock                  4.3       4.1      4.6      4.1
                                   -----     -----    ------   -----
 Number of common shares
    outstanding as adjusted         30.9      31.1     31.1     31.1
                                   -----     -----    ------   ------
                                   -----     -----    ------   ------

Earnings per share assuming
   full dilution                    $1.28     $1.19    $3.71    $3.55
                                   -----     -----    ------   ------
                                   -----     -----    ------   ------


The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards ("SFAS")Earnings Per Share ("EPS"), which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the statement is not permitted. The Company has applied this statement to the three-month and nine-month periods ended September 30, 1996 and 1997 and for the year ended December 31, 1996 and determined that the adoption of this statement would not have had a material impact on the earnings per share calculations for these periods. Presentation under SFAS 128 for the three and nine-month periods ended September 30, 1997 for basic EPS would have been $1.29 and $3.84, respectively, and for diluted EPS would have been $1.19 and $3.56, respectively.

3. Inventories are valued at the lower of cost or market. The cost of the majority of inventories is measured on the last in, first out (LIFO) method. Other inventories are measured principally at average cost.

4. As of September 30, 1997, AK Steel Receivables, Inc. ("AKR") had not sold accounts receivable to any participating banks under its Receivables Purchase and Servicing Agreement although $15.7 letters of credit had been issued. AKR had a sufficient pool of eligible receivables that could be sold to utilize the available capacity of the participating banks' commitments.

   On June 17, 1997, the Company made its initial drawdown of $92.5 of an aggregate of $250.0 of Senior Secured Notes Due 2004 (the "Secured Notes"). Of the principal amounts of the Secured Notes issued, $80.0 will bear interest at 8.98% per annum and $12.5 at 9.05% per annum. On September 16, 1997, the Company made its second drawdown of an aggregate of $20.0 which will bear interest at 8.98% per annum.

5. The book tax rate for the nine-month period ending September 30, 1997 was 38.3% compared to 39.0% recorded in the nine-month period ended September 30, 1996.

6. On September 18, 1997, the Company announced it is calling for redemption all of its outstanding 7% Convertible Preferred Stock, stated value $30.75 per share, Stock Appreciation Income Linked Securities ("SAILS"). SAILS outstanding at September 30, 1997 totalled 4,750,774. Each of the SAILS will be redeemed solely in exchange for .8621 of a share of AK Steel common stock, the same amount that would apply upon voluntary conversion.


Item 2.  Management's Discussion and Analysis of the
         Condensed Consolidated Financial Statements

The Company's principal customers are in the automotive, appliance, construction and manufacturing markets. The Company also sells its products to distributors and convertors. Demand in the third quarter of 1997 for flat rolled products, especially coated and cold rolled products, continued at strong levels. Shipments totalled 1,147,000 tons compared to 1,048,000 tons for the comparable prior year period, and the record 1,174,000 tons for the second quarter of 1997.

Net revenue for the third quarter of 1997 totalled $598.6 million, an increase of 7.0% over the third quarter of 1996. Year to date net sales for 1997 exceeded those for the comparable 1996 period by 7.5%.

The Company recorded an operating profit of $68.4 million or $60 per net ton for the third quarter of 1997, a decrease of $3 per net ton from the second quarter. The Company's shipments of coated and cold rolled steel equalled 63.5% of total shipments, equal to that of the second quarter. Manhours per net ton shipped totalled 2.90 for the third quarter of 1997 compared to 2.75 for the second quarter. Manhours per net ton shipped for the third quarter of 1996 totalled 3.06.

Interest expense totalled $18.7 million for the third quarter of 1997, including a $6.4 million credit for capitalized interest, a decrease of $.7 million in interest expense from the second quarter. Interest expense increased $9.2 million from the comparable prior year period and reflects the issuance in December of 1996 of $550.0 million principal amount of the Company's 9-1/8% Senior Notes Due 2006 and drawdowns of $112.5 million of the Company's Senior Secured Notes Due 2004 as part of the financing of the Company's previously announced Rockport Works.

Net income for the third quarter of 1997 totalled $37.0 million compared to $39.0 million in the second quarter and $39.7 million for the comparable prior year period. Fully diluted earnings per share totalled $1.19 in the third quarter compared to $1.28 for the third quarter of 1996. For the nine months ending September 30, 1997, net income was $110.5 million or $3.55 fully diluted earnings per share.

Liquidity and Capital Resources
-------------------------------

The Company's liquidity needs are primarily for capital investments, working capital requirements, employee benefit obligations and interest on its indebtedness. At September 30, 1997, the Company had $809.5 million of cash, cash equivalents and short-term investments and also had $109.3 million of financing available under its $125.0 million Accounts Receivable Purchase Credit Facility.

Cash flow from operations generated $158.5 million in the third quarter of 1997. For the nine months ended September 30, 1997, cash provided from operating activities amounted to $366.4 million which was primarily attributable to $110.5 million of net income, the impact of working capital items, and noncash charges for depreciation and healthcare trust activities. Capital investments for the third quarter of 1997 totalled $175.0 million, of which $144.4 million was associated with Rockport Works. Year to date capital investments total $365.8 million with Rockport Works amounting to $300.9 million of this amount. Net cash flows from financing totalled $4.8 million in the third quarter of 1997, including the schedule drawdown of $20.0 million of the Company's $250.0 million Senior Secured Notes due 2004. Additionally, the Company paid $7.9 million of dividend payments and used $3.6 million for open market purchases of equity securities. The remaining drawdown of the Senior Secured Notes will occur by the end of 1997.

The Company's pension plans are fully funded on an accumulated benefit obligation basis in accordance with generally accepted accounting principles as of September 30, 1997. Funding levels in the near term (three to five years) are expected to be minimal. The Company also has available a pension funding credit balance of $317.0 million that can be used to meet future funding requirements.

At September 30, 1997 the Company's liability for postretirement benefits other than pensions totalled $591.7 million. The Company has established a healthcare trust as a means of prefunding this liability. The balance of the trust as of September 30, 1997 is equivalent to over two years of active and retiree healthcare payments.

OCAW Settlement
---------------

On September 18, 1997 the Company reached an agreement with the Oil, Chemical and Atomic Workers International Union (OCAW) on a new labor agreement covering about 360 hourly employees of the Company's Ashland, Kentucky Coke Plant.

The contract is in effect until April 1, 2001. Provisions of the contract include a $.50 per hour general wage increase and $500 bonus effective October 1, 1997; a $.25 per hour general wage increase and $500 bonus effective October 1, 1998 and October 1, 1999; and an improved pension program.


Other
-----

On September 18, 1997 the Company announced that it is calling for redemption all of its outstanding 7% Convertible Preferred Stock, stated value $30.75 per share, Stock Appreciation Income Linked Securities (SAILS). The redemption date is October 16, 1997.

Each of the SAILS will be redeemed solely in exchange for .8621 of a share of AK Steel common stock, the same amount that would apply upon voluntary conversion. Following the redemption, the Company will have approximately 31 million shares of common stock outstanding.

The redemption will not dilute the interests of common shareholders because per share earnings since the issuance of the SAILS have been calculated on a fully diluted basis that has given effect to the mandatory conversion of the SAILS. Cash requirements for the redemption are minimal, relating only to payment for fractional shares. Redemption of the SAILS will eliminate approximately $10 million annually in preferred stock dividend requirements.

On October 8, 1997 the Company's Board of Directors authorized a two-for-one common stock split in the form of a stock dividend payable November 17, 1997 to stockholders of record on October 21, 1997. Following the stock split, approximately 62 million common shares will be outstanding.

The Board also approved a 25% increase in the Company's common stock dividend to an annual indicated rate of $1.00 per share on a pre-split basis (equivalent to $.50 per share post-split). A post-split quarterly dividend of $.125 per share was declared payable on November 17, 1997 to shareholders of record on October 21, 1997.

PART II  OTHER INFORMATION
--------------------------

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

In January 1996 an action was filed in the Court of Common Pleas of Butler County, Ohio on behalf of four named plaintiffs who purport to represent a class of plaintiffs consisting of all hourly employees at the Company's Middletown Works and all hourly employees of independent contractors working at the facility since June 1992. The complaint has twice been amended to add three additional plaintiffs. The plaintiffs allege negligence and intentional tort and seek compensatory and punitive damages in an unspecified amount for alleged dangerous working conditions at the Company's Middletown Works. The Company has filed motions to dismiss the suit in whole and in part. No rulings have been rendered to date on these motions. In March 1997, the Court granted plaintiffs' motion to certify a class. The Company's appeal of this decision was denied by the appellate court in June 1997. The Company has further appealed this decision to the Ohio Supreme Court. In April 1997, the Company commenced a separate lawsuit in federal court seeking a permanent injunction staying the state court case and seeking a declaration that the state court case is preempted by federal law. On August 21, 1997, the federal court denied the motion for an injunction and ordered the parties to brief the question of its jurisdiction to hear the case.


Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 6.   Exhibits and Reports on Form 8-K

          A.  Exhibits - None

          B.  Form 8-K

              Change of Transfer Agent           September 15, 1997

              Redemption of 7% Convertible       September 24, 1997
              Preferred Stock, Stock Appreciation
              Income Linked Securities (SAILS)

              Agreement with Oil, Chemical and   September 24, 1997
              Atomic Workers International Union
              (OCAW)

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the following duly authorized persons.



                                    AK Steel Holding Corporation
                                    ----------------------------
                                    (Registrant)


Date   October 14, 1997               /s/  Richard E. Newsted
       ----------------               ----------------------------
                                           Richard E. Newsted
                                           Executive Vice President,
                                           Chief Financial Officer




Date  October 24, 1997                /s/  Donald B. Korade
      ----------------                ---------------------------
                                           Donald B. Korade
                                           Controller