Form 10-K
period 1997-12-31
AK STEEL HOLDING CORP
filed 1998-01-26
CIK 918160

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997.

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO         .

                         COMMISSION FILE NO. 1-13696.

                         AK STEEL HOLDING CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                                       31-1401455
              DELAWARE                    (I.R.S. EMPLOYER IDENTIFICATION NO.)
   (STATE OR OTHER JURISDICTION OF
   INCORPORATION OR ORGANIZATION)

 703 CURTIS STREET, MIDDLETOWN, OHIO                      45043
   (ADDRESS OF PRINCIPAL EXECUTIVE                      (ZIP CODE)
              OFFICES)

      Registrant's telephone number, including area code: (513) 425-5000.

          Securities registered pursuant to Section 12(b) of the Act:

                               NAME OF EACH EXCHANGE ON WHICH
        TITLE OF EACH CLASS              REGISTERED
        -------------------    ------------------------------
 COMMON STOCK $.01 PAR VALUE      NEW YORK STOCK EXCHANGE
10 3/4% SENIOR NOTES DUE 2004     NEW YORK STOCK EXCHANGE

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  Aggregate market value of the registrant's voting stock held by non-affiliates at January 22, 1998: $894,263,776.

  At January 22, 1998 there were 60,762,130 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant's definitive proxy statement for the annual meeting of stockholders to be held May 21, 1998, (the "1997 Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 1997.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          AK STEEL HOLDING CORPORATION

                               TABLE OF CONTENTS

                                                                             PAGE
                                                                             ----
Item 1.  Business..........................................................    1
Item 2.  Properties........................................................    4
Item 3.  Legal Proceedings.................................................    4
Item 4.  Submission of Matters to a Vote of Security Holders...............    5
Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters.........................................................    6
Item 6.  Selected Financial Data...........................................    8
Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations...........................................    9
Item 8.  Financial Statements and Supplementary Data.......................   13
Item 9.  Changes in and Disagreements with Accountants.....................   31
Item 10. Directors and Executive Officers of the Registrant................   31
Item 11. Executive Compensation............................................   31
Item 12. Security Ownership of Certain Beneficial Owners and Management....   31
Item 13. Certain Relationships and Related Transactions....................   31
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 10-K..   32

                                    PART I

ITEM 1. BUSINESS.

GENERAL

  AK Steel Holding Corporation, through its wholly-owned subsidiary, AK Steel Corporation (collectively, the "Company"), is a fully-integrated producer of flat rolled steel. The Company concentrates on the production of premium quality coated, cold rolled and hot rolled carbon steel primarily for sale to the automotive, appliance, construction and manufacturing markets. The Company also cold rolls and aluminum coats stainless steel for automotive industry customers. During 1997, the Company's shipments totalled 4,646,800 tons, of which 2,874,800 tons, or approximately 62%, consisted of value-added coated and cold rolled carbon steel products, as well as approximately 70,000 tons of aluminum coated stainless steel.

  The Company has earned a reputation, particularly among high-end customers, for consistent product quality and superior service, receiving numerous customer quality awards. The Company is registered under the ISO 9002 international quality standard and certified under the QS 9000 quality assurance program used by domestic automotive manufacturers.

OPERATIONS

  The Company currently conducts operations at its Middletown Works in Middletown, Ohio, and its Ashland Works in Ashland, Kentucky. In November 1996, the Company announced plans to construct its Rockport Works, a state-of-the-art finishing facility currently being constructed on a 1,700 acre site in Spencer County, Indiana, near the Ohio River community of Rockport. For further information with respect to these facilities, see Item 2. Properties.

CUSTOMERS

  The Company's principal customers are in the automotive, appliance, construction and manufacturing markets. The Company also sells its products to distributors and convertors.

  The Company's marketing efforts are principally directed toward those customers who require on-time delivery, technical support and the highest quality coated and cold rolled products. The Company believes that its enhanced product quality and delivery capabilities, and its emphasis on customer technical support and product planning, are critical factors in its ability to serve this segment of the market.

  The following table sets forth the percentage of the Company's net sales attributable to various markets:

                                                                   YEARS ENDED
                                                                   DECEMBER 31,
                                                                  --------------
                                                                  1995 1996 1997
                                                                  ---- ---- ----
   Automotive.................................................... 50%  55%  56%
   Appliance, Construction and Manufacturing..................... 16%  15%  16%
   Distributors and Convertors................................... 34%  30%  28%

  Consistent with management's strategy of concentrating on the high-end of the flat rolled carbon steel market, shipments to the automotive market have increased steadily in recent years. A major factor contributing to this increase has been the growth in the number of U.S.-based plants of foreign automotive manufacturers. The Company supplies coated, cold rolled and hot rolled steel to nearly all of these producers and is a major supplier to General Motors, Ford and Chrysler. Shipments to General Motors, the Company's largest customer, accounted for approximately 20%, 17% and 18% of net sales in 1995, 1996 and 1997, respectively. No other customer accounted for more than 10% of net sales for any of these years.

  The appliance, construction and manufacturing markets consist principally of the home appliance market, heating, ventilation and air conditioning market and the lighting industry. Distributors and convertors, the third category of the Company's primary markets, purchase primarily hot rolled and cold rolled products and may process these further or sell them directly to third parties. Sales generally are made on a spot market basis.

RAW MATERIALS

  The principal raw materials and commodities required in the Company's manufacturing operations are coal, iron ore, electricity, natural gas, oxygen, scrap metal, limestone and other commodity materials, all of which are purchased at competitive or prevailing market prices. Adequate sources of supply exist for all of the Company's raw material requirements.

EMPLOYEES

  As of December 31, 1997, the Company had approximately 5,800 active employees, of whom approximately 55% were represented by the Armco Employees Independent Federation, Inc. (the "AEIF"), 19% by the United Steelworkers of America (the "USWA") and 6% by the Oil, Chemical and Atomic Workers Union (the "OCAW"). The AEIF represents all hourly employees and certain nonexempt salaried employees at the Middletown Works. The USWA represents hourly steelmaking employees and certain nonexempt salaried employees at the Ashland Works. The OCAW represents hourly employees at the Ashland Works coke manufacturing facility.

  The Company's existing labor contracts are scheduled to expire as follows:
AEIF--February 29, 2000, USWA--September 1, 2000, and OCAW--April 1, 2001.

COMPETITION

  The Company competes with domestic and foreign flat-rolled carbon steel producers and producers of plastics, aluminum and other materials that can be used in place of flat-rolled carbon steel in manufactured products. Price, service, delivery and quality are the primary competitive factors faced by the Company, and vary in importance according to the category of product and customer requirements.

  Domestic steel producers face significant competition from foreign producers who typically have lower labor costs. In addition, many foreign steel producers are owned, controlled or subsidized by their governments and their decisions with respect to production and sales may be influenced more by political and economic policy considerations than by prevailing market conditions.

ENVIRONMENTAL MATTERS

  Domestic steel producers, including the Company, are subject to stringent federal, state and local laws and regulations relating to the protection of human health and the environment.

  The Company has expended the following for environmental related capital investments and environmental compliance:

                                                                 YEARS ENDED
                                                                DECEMBER 31,
                                                                ------------
                                                              1995  1996  1997
                                                              ----- ----- -----
                                                                (IN MILLIONS)
   Environmental related capital investments................. $19.1 $ 6.1 $ 4.3
   Environmental compliance costs............................  51.7  53.6  52.9

  The Clean Air Act Amendments of 1990 (the "Amendments") imposed new standards designed to reduce air emissions. The Amendments have directly affected many of the Company's operations, particularly its coke oven batteries. As of December 31, 1997, the Company has incurred $67.3 million in capital investments to bring its coke operations into compliance with the Amendments' requirements.

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

 Environmental Remediation

  The Company and its predecessors have been conducting steel manufacturing and related operations for over 90 years. Although the Company believes that its predecessors utilized operating practices that were standard in the industry at the time, hazardous materials may have been released in or under currently or previously operated sites. Although the Company does not have sufficient information to estimate its potential liability in connection with any potential future remediation, it believes that if any such remediation is required, it will occur over an extended period of time.

  Pursuant to the Resource Conservation and Recovery Act ("RCRA"), which governs the treatment, handling and disposal of hazardous waste, the United States Environmental Protection Agency ("EPA") and authorized state environmental agencies may conduct inspections of RCRA regulated facilities to identify areas where there have been releases of hazardous waste or hazardous constituents into the environment and order the facilities to take corrective action to remediate such releases. The Middletown Works and the Ashland Works are subject to RCRA inspections by environmental regulators. While the Company cannot predict the future actions of these regulators, the potential exists for required corrective action at these facilities.

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

ITEM 2. PROPERTIES.

  The Company's corporate headquarters is located in Middletown, Ohio. The Company currently conducts operations at its Middletown Works in Middletown, Ohio, and its Ashland Works in Ashland, Kentucky. Coke manufacturing plants, blast furnaces, basic oxygen furnaces and continuous casters are located at both of these facilities. The Company's hot rolling mill, cold rolling mill, pickling lines, annealing facilities and temper mills as well as four of its coating lines are located at the Middletown Works, and one additional coating line is located at the Ashland Works. All of these facilities are owned and together comprise approximately 3,700 acres of land.

  The Rockport Works, currently under construction, is located on a 1,700 acre site in Spencer County, Indiana near the Ohio river community of Rockport. The facility will consist of a state-of-the-art continuous cold rolling mill, a hot dip galvanizing and galvannealing line, a continuous carbon and stainless steel pickling line, a stainless steel annealing and pickling line, hydrogen annealing facilities and a temper mill. The first production component to begin commercial operation will be the hot dip galvanizing and galvannealing line, which is projected to start-up during the third quarter of 1998. The continuous cold mill is scheduled to start-up during the first quarter of 1999 with the remaining facilities coming on line in a staggered fashion during the balance of 1999.

ITEM 3. LEGAL PROCEEDINGS.

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

  In January 1996, an action was filed in the Court of Common Pleas of Butler County, Ohio on behalf of four named plaintiffs who purport to represent a class of plaintiffs consisting of all hourly employees at the Company's Middletown Works and all hourly employees of independent contractors working at the facility since June 1992. The complaint has twice been amended to add additional named plaintiffs. The plaintiffs allege negligence and intentional tort and seek compensatory and punitive damages in an unspecified amount for alleged dangerous working conditions at the Company's Middletown Works. The Company has filed motions to dismiss the suit in whole and in part. No rulings have been rendered to date on these motions. In March 1997, the Court granted plaintiffs' motion to certify a class. The Company's appeal of this decision was denied by the appellate court in June 1997. The Company has further appealed this decision to the Ohio Supreme Court and a decision is pending. In April 1997, the Company commenced a separate lawsuit in the United States District Court, Southern District of Ohio, seeking a permanent injunction staying the state court case and seeking a declaration that the state court case is preempted by federal law. On August 21, 1997, the federal court denied the motion for an injunction and ordered the parties to brief the question of its jurisdiction to hear the case.

  In April 1996, an action was filed in the United States District Court, Southern District of Ohio, by a number of former employees of the Company seeking certain pension and postretirement benefits which they allege were wrongly denied them when the Company outsourced their positions. On May 30, 1997, the Company filed a motion for summary judgment seeking dismissal of the case and a decision is pending.

  In May 1996, an action was commenced against the Company in the United States District Court, Southern District of Ohio, on behalf of eleven named plaintiffs seeking declaratory and injunctive relief and both compensatory and punitive damages as a consequence of an underground coke oven gas line leak at the Middletown Works. In March 1997, the court granted the Company's motion to dismiss all federal law claims. Subsequently, the Company entered into a settlement agreement with all plaintiffs on their pending state law claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

EXECUTIVE OFFICERS OF THE COMPANY

  The following table sets forth the name, age and principal position with the Company of each of its executive officers as of January 23, 1997:

          NAME           AGE             POSITION WITH THE COMPANY
          ----           ---             -------------------------
Richard M. Wardrop,
 Jr.....................  52 Chairman of the Board and Chief Executive Officer
James L. Wareham........  58 President
Richard E. Newsted......  40 Executive Vice President, Chief Financial Officer
Michael P. Christy......  41 Vice President, Purchasing and Financial Analysis
Thomas C. Graham, Jr....  43 Vice President, Research and Design Engineering
Brenda S. Harmon........  46 Vice President, Human Resources
John G. Hritz...........  43 Vice President, General Counsel and Secretary
Alan H. McCoy...........  46 Vice President, Public Affairs
James W. Stanley........  53 Vice President, Safety and Health
James L. Wainscott......  40 Vice President and Treasurer
James F. Walsh..........  44 Vice President, Manufacturing
Donald B. Korade........  55 Controller

  Richard M. Wardrop, Jr. was elected Chairman of the Board effective January 27, 1997. Mr. Wardrop was elected a director of the Company on March 2, 1995 and on May 17, 1995 he was elected Chief Executive Officer in addition to his role as President. He had been President and Chief Operating Officer of the Company since April 7, 1994, having previously served from June 1992 as Vice President, Manufacturing.

  James L. Wareham was named President in March 1997. Since 1992 Mr. Wareham was Chairman, President and Chief Executive Officer of Wheeling Pittsburgh Steel Corporation as well as President of WHX Corporation, the parent company of Wheeling Pittsburgh Steel Corporation.

  Richard E. Newsted was named Executive Vice President, Chief Financial Officer in May 1997. Prior to that he had been Senior Vice President, Chief Financial Officer of the Company since August 1994. In addition, he was Treasurer from August 1994 through March 1995. From January 1993 until June 1994, Mr. Newsted was Vice President, Chief Financial Officer and Secretary of National Steel Corporation.

  Michael P. Christy was elected Vice President, Purchasing and Financial Analysis in January 1998. Mr. Christy was named Director, Purchasing and Financial Analysis in May 1997 after having served as Director, Financial Planning and Analysis since June 1996. Prior to that Mr. Christy held various positions in finance, planning and operations at National Steel Corporation.

  Thomas C. Graham, Jr. has been Vice President, Research and Design Engineering since June 1996. From early 1994 until that date, he was General Manager Sales, Construction for National Steel Corporation, having previously held various positions in Project Engineering, Process and Technology, and Operations Management at that company.

  Brenda S. Harmon was elected Vice President, Human Resources in January of 1998. Mrs. Harmon has been General Manager, Human Resources since September 1996, after having been named Corporate Manager, Human Resources in March 1995. Prior to that Mrs. Harmon held various positions within the Company's Human Resources Department.

  John G. Hritz has been Vice President, General Counsel and Secretary since August 1996. Mr. Hritz joined the Company in 1989 as Counsel in the Law Department, and was named Assistant General Counsel in 1993 and Assistant Secretary in 1994. Since June 1996, Mr. Hritz also has had responsibility for the Company's employee and labor relations.

  Alan H. McCoy has been Vice President, Public Affairs since January 1997. From March 1994 until that date Mr. McCoy served as General Manager, Public Relations. Prior to that Mr. McCoy held various positions within the Company's Public Relations Department.

  James W. Stanley has been Vice President, Safety and Health since January 1996. Prior to joining the Company, Mr. Stanley held various management positions with the U.S. Department of Labor's Occupational Safety and Health Administration since its inception in 1971.

  James L. Wainscott has been Vice President and Treasurer since April 1995. For more than ten years prior to joining the Company, Mr. Wainscott held various financial positions with National Steel Corporation.

  James F. Walsh has been Vice President, Manufacturing since January 1996. Mr. Walsh joined the Partnership in January 1993 as Manager, Maintenance Technology, and in April 1994 was named General Manager, Middletown Works. He was elected Vice President, Research and Design Engineering in August 1995. From 1987 to 1993 Mr. Walsh held various management positions at Qualimatrix, Inc.

  Donald B. Korade has been Controller since September 1995. Mr. Korade was Assistant Controller, Financial Accounting from June 1989 until September 1995.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The Company's Common Stock has been listed on the New York Stock Exchange since April 5, 1995 (symbol: AKS). In October 1997, the Company's Board of Directors authorized a two-for-one stock split of its outstanding Common Stock effective November 17, 1997 and a 25% increase in the Company's Common Stock dividend to an annual indicated rate of $.50 per share on a post-split basis. The table below sets forth, for the calendar quarters indicated, the reported high and low sale prices of the Common Stock, as adjusted for the two-for-one stock split:

   1996                                                        HIGH       LOW
   ----                                                      --------- ---------
     First Quarter.......................................... $20 1/2   $16 1/2
     Second Quarter......................................... $22 1/16  $18 15/16
     Third Quarter.......................................... $21 7/16  $17 7/8
     Fourth Quarter......................................... $21 1/4   $17 3/8
   1997                                                        HIGH       LOW
   ----                                                      --------- ---------
     First Quarter.......................................... $20 11/16 $17 1/2
     Second Quarter......................................... $22 3/16  $17 3/4
     Third Quarter.......................................... $24 1/32  $20 9/16
     Fourth Quarter......................................... $22 5/8   $16 1/8

  As of January 22, 1998, there were 60,762,130 shares of Common Stock outstanding and held of record by 219 stockholders. Because many of these shares were held by depositories, brokers and other nominees, the number of record holders is not representative of the number of beneficial holders.

  On October 9, 1995, the Board of Directors approved a plan to repurchase, from time to time, up to $100.0 million of its outstanding equity securities. Pursuant to this plan, in 1995 the Company repurchased and is holding in its treasury 1,274,870 shares (on a post-split basis) of Common Stock for $21.5 million, an average of $16.81 per share. In addition, the Company repurchased and retired 1,563,700 shares of its Convertible Preferred Stock, Stock Appreciation Income Linked Securities ("SAILS") (2,696,132 post-split Common Stock equivalents) for $52.3 million, an average of $33.43 per SAILS, and in 1996 an additional 707,600 SAILS (1,220,044 post-split Common Stock equivalents) were purchased and retired for $26.2 million, an average of $37.16 per SAILS. The last purchases under this plan were completed in April 1996.

  On May 15, 1996, the Board of Directors approved a second plan to repurchase, from time-to-time, up to an additional $100.0 million of its outstanding equity securities. Pursuant to this plan, in 1997 the Company repurchased and is holding in its treasury 1,409,050 shares (on a post split basis) of its Common Stock for $26.7 million, an average of $18.96 per share. In addition, in 1996, the Company repurchased and retired 362,600 SAILS (625,195 post-split Common Stock equivalents) for $12.8 million, an average of $35.36 per SAILS and in 1997 the Company repurchased and retired an additional 95,000 SAILS (163,799 post-split Common Stock equivalents) for $3.1 million, an average of $32.92 per SAILS.

  On October 16, 1997, the Company redeemed its remaining outstanding 4,750,774 SAILS, in exchange for the issuance of 8,191,284 shares (on a post-split basis) of Common Stock.

  The Company has paid quarterly dividends on its Common Stock since November 15, 1995. Dividends at the post-split rate of $0.075 per share were paid on February 15, May 15, and August 15, 1996 and a dividend of $0.10 per post-split share was paid on November 15, 1996. In 1997, dividends at the post-split rate of $0.10 were paid on February 15, May 15, August 15 and a dividend of $0.125 was paid on November 15. The declaration and payment of cash dividends is subject to restrictions imposed by the instruments governing its senior debt. At December 31, 1997, the Company had adequate amounts available for the payment of cash dividends.

ITEM 6. SELECTED FINANCIAL DATA.

  The following selected historical consolidated financial data for each of the five years in the period ended December 31, 1997 have been derived from the Company's audited consolidated financial statements. The selected historical consolidated financial data presented herein are qualified in their entirety by, and should be read in conjunction with, the consolidated financial statements of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                           YEARS ENDED DECEMBER 31,
                                 ----------------------------------------------
                                   1993      1994      1995     1996     1997
                                 --------  --------  -------- -------- --------
                                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
 (1)
Net sales......................  $1,594.5  $2,016.6  $2,257.3 $2,301.8 $2,440.5
                                 --------  --------  -------- -------- --------
Cost of products sold..........   1,380.3   1,655.2   1,768.1  1,846.5  1,964.5
Selling and administrative
 expenses......................     111.2     113.7     116.5    114.7    114.8
Depreciation...................      73.5      70.7      74.6     76.1     79.8
Special charges and unusual
 items (2).....................      17.6     (15.9)       --       --       --
                                 --------  --------  -------- -------- --------
Total operating costs..........   1,582.6   1,823.7   1,959.2  2,037.3  2,159.1
                                 --------  --------  -------- -------- --------
Operating profit (2)...........      11.9     192.9     298.1    264.5    281.4
Interest expense...............      58.1      48.2      35.6     39.8     76.3
Other income...................       3.5       7.3      19.0     12.3     36.4
                                 --------  --------  -------- -------- --------
Income (loss) before income
 taxes and extraordinary
 items.........................     (42.7)    152.0     281.5    237.0    241.5
Provision (benefit) for income
 taxes (3).....................        --    (120.5)     12.9     91.1     90.6
                                 --------  --------  -------- -------- --------
Income (loss) before
 extraordinary items...........     (42.7)    272.5     268.6    145.9    150.9
Extraordinary items (4)........        --     (14.9)       --       --       --
                                 --------  --------  -------- -------- --------
Net income (loss)..............  $  (42.7) $  257.6  $  268.6 $  145.9 $  150.9
                                 ========  ========  ======== ======== ========
Basic earnings per share: (5)
  Income before extraordinary
   items.......................       n/a  $   5.13  $   4.82 $   2.57 $   2.59
  Extraordinary items..........       n/a     (0.28)       --       --       --
  Net income...................       n/a      4.85      4.82     2.57     2.59
Diluted earnings per share: (5)
  Income before extraordinary
   items.......................       n/a      4.17      4.09     2.35     2.43
  Extraordinary items..........       n/a     (0.23)       --       --       --
  Net income...................       n/a      3.94      4.09     2.35     2.43
Cash dividend per common share
 (5)...........................       n/a       n/a      .075     .325     .425
                                              AS OF DECEMBER 31,
                                 ----------------------------------------------
                                   1993      1994      1995     1996     1997
                                 --------  --------  -------- -------- --------
BALANCE SHEET DATA: (1)
Cash, cash equivalents and
 short-term investments........  $  144.2  $  261.8  $  312.8 $  739.3 $  606.1
Working capital................      55.9     443.5     489.8  1,005.1    658.2
Total assets...................   1,518.7   1,933.2   2,115.5  2,650.8  3,084.3
Current portion of long-term
 debt..........................     130.8        --        --       --       --
Long-term debt (excluding
 current portion)..............     598.6     330.0     325.0    875.0    997.5
Current portion of pension and
 postretirement benefit
 obligations...................      93.8     110.3       0.1      0.1      0.1
Long-term pension and
 postretirement benefit
 obligations (excluding current
 portion)......................     922.8     638.3     655.7    564.9    554.1
Stockholders' equity (6).......    (586.2)    449.0     674.2    777.0    879.6

--------
(1) AK Steel Holding and AK Steel were formed effective March 29, 1994, as a result of a recapitalization of Armco Steel Company, L.P. (the "Partnership"), which was a joint venture of Armco Inc. and Kawasaki Steel Corporation. Accordingly, data for 1993 is derived from the financial statements of the Partnership.
(2) The operating profit for 1993 includes special charges and unusual items of $17.6 million relating to fixed asset write offs and related disposal costs as well as other miscellaneous charges. The operating profit for 1994 includes gain of $15.9 million from the sale of the Company's equity interests in Southwestern Ohio Steel, L.P. and Nova Steel Processing.
(3) Includes a tax benefit of $120.3 million in 1994 associated with recognition of the deferred tax asset related to postretirement benefits.
(4) The extraordinary item of $14.9 million in 1994 consists of charges associated with the prepayment of certain outstanding debt.
(5) The historical per share amounts have been restated for a two-for-one Common Stock split effective November 17, 1997. The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("EPS"). The effect of this standard on the EPS calculation was not material.
(6) Stockholders' equity at December 31, 1993 and at December 31, 1994, reflect reductions to equity of $113.2 million and $39.3 million (net of tax), respectively, related to the establishment of an additional pension plan liability. As of December 31, 1995, the Company had fully funded its pension plan liability on an accumulated benefit obligation basis and eliminated the reduction to stockholders' equity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

  The Company concentrates on the production of premium quality coated, cold rolled and hot rolled carbon steel primarily for sale to the automotive, appliance, construction and manufacturing markets. The Company also cold rolls and aluminum coats stainless steel for automotive industry customers.

1997 COMPARED TO 1996

  Net sales increased 6% in 1997 over 1996 with coated and cold rolled shipments accounting for 75% of total product sales. The Company continues to focus on the automotive market with record shipments and sales during 1997. The following table sets forth the percentage of the Company's net sales attributable to various markets for the years indicated:

                             YEARS ENDED DECEMBER 31,
                            ------------------------------
                              1995       1996       1997
                            --------   --------   --------
   Automotive..............       50%        55%        56%
   Appliance, Construction
    and Manufacturing......       16%        15%        16%
   Distributors and
    Convertors.............       34%        30%        28%

  Operating profit in 1997 totalled $281.4 million, or $61 per ton shipped, compared to $264.5 million or $60 per ton shipped in 1996. Reductions in selling prices and increases in raw materials and energy costs were offset as the Company continues to emphasize productivity gains and quality enhancements as the primary components of its cost reduction efforts. Manhours per net ton shipped continued to improve, declining to 2.83 for the year of 1997 from 3.02 for 1996.

  Interest expense, net of capitalized interest of $20.9 million, totalled $76.3 million in 1997 compared to $39.8 million in 1996. The increase in interest expense is attributable primarily to the issuance in December 1996 of $550.0 million of 9 1/8% Senior Notes Due 2006 (the "9 1/8% Notes") as well as the issuance in June and September 1997 of $92.5 million and $20.0 million, respectively, of Senior Secured Notes Due 2004 (the "Secured Notes"). Other income, consisting primarily of interest income, increased to $36.4 million in 1997 from $12.3 million in 1996.

  The total income tax provision was $90.6 million, the components of which are described in Note 3 to the Consolidated Financial Statements herein. The tax rate was 38.4% and 37.5% for 1996 and 1997, respectively.

  Net income for 1997 totalled $150.9 million compared to $145.9 million for 1996. Diluted earnings per share have been calculated in compliance with the adoption of SFAS No. 128 and adjusted for the two-for-one Common Stock split. Diluted earnings per share for 1997 totalled $2.43 compared to $2.35 for 1996.

  Many business and process control systems used in the current business environment were designed to use only two digits in the date field and thus may not function properly in the year 2000. Over the past several years, the Company has been assessing and modifying its own business systems to be year 2000 compliant. The Company has a plan to achieve year 2000 compliance with respect to its own business systems, including systems and user testing, and does not expect the costs associated with that plan to be material. The Company is continuing to assess its process control systems for year 2000 compliance and intends to make the necessary modifications to prevent disruption to its operations. The Company is unable at this time to estimate the costs of such modifications.

1996 COMPARED TO 1995

  Net sales increased 2% in 1996 over 1995. Flat rolled product sales increased 5% or $108.2 million. However, due to the shutdown of two of the coke oven batteries at the Company's Middletown Works in December of 1995, sales of merchant coke decreased $58.8 million. A decline in flat rolled steel prices during 1996 for sales made on a contract basis, which account for approximately 70% of sales, was more than offset by an increase in flat rolled tonnage shipped coupled with an improving product mix and series of price increases on non-contract sales. The following table sets forth the percentage of the Company's net sales attributable to various markets for the years indicated:

                             YEARS ENDED DECEMBER 31,
                            ------------------------------
                              1994       1995       1996
                            --------   --------   --------
   Automotive..............       47%        50%        55%
   Appliance, Construction
    and Manufacturing......       16%        16%        15%
   Distributors and
    Convertors.............       37%        34%        30%

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

  Interest expense in 1996 increased 11%, or $4.2 million, over 1995, reflecting a reduction of $3.0 million in capitalized interest and the issuance in December 1996 of $550.0 million of 9 1/8% Notes.

  The total income tax provision in 1996 was $91.1 million, the components of which are described in Note 3 to the Consolidated Financial Statements herein.

  Net income for 1996 totalled $145.9 million compared to $268.6 million for the same period of 1995. Because the Company attained full book taxpayer status in 1996, its book tax rate was 38.4% compared to 4.7% for 1995. On a comparably taxed basis, net income for 1995 would have been $173.5 million. Diluted earnings per share for 1996, as adjusted for the adoption of SFAS 128 and the two-for-one Common Stock split, were $2.35, compared to a reported $4.09 ($2.64 on a comparably taxed basis) for 1995.

LIQUIDITY AND CAPITAL RESOURCES

 YEAR ENDED DECEMBER 31, 1997

  At December 31, 1997, the Company had $606.1 million in cash, cash equivalents and short term investments and $109.4 million of financing available under its $125.0 million accounts receivable purchase credit facility. During 1997, cash flow from operations generated $472.0 million. Operating cash flows were attributed primarily to net income, the impact of working capital items and noncash charges for depreciation and taxes.

  Cash flows used in investing activities totalled $706.3 million of which $508.4 million was associated with the Rockport Works. Remaining capital investments totalled $128.1 million and purchases of short-term investments were $41.7 million.

  Cash flows from financing activities generated $59.4 million. In 1997 the Company issued an aggregate of $112.5 million of its Secured Notes with a weighted average interest rate of 8.99%, an additional $137.5 million of the Secured Notes were issued in January 1998 with a weighted average interest rate of 8.51%. The Company paid $34.1 million in dividends and utilized $29.8 million for open market purchases of its equity securities during 1997.

 Anticipated Debt Service

  The Company's long-term debt at December 31, 1997, totalled $997.5 million, and consisted of $325.0 million principal amount of its 10 3/4% Senior Notes Due 2004 and $550.0 million principal amount of its 9 1/8% Notes, none of which is subject to amortization prior to maturity, $112.5 million aggregate principal amount of its Secured Notes, which, together with an additional $137.5 million of Secured Notes issued in January 1998, will be repayable in four successive annual installments of $62.5 million commencing in December 2001, and $10.0 million in tax exempt revenue bonds due on December 1, 2027. Interest expense for 1997, net of capitalized interest of $20.9 million, totalled $76.3 million.

 Capital Investments

  In addition to the projected $1.1 billion cost of constructing and equipping Rockport Works, the Company anticipates annual capital investments of approximately $125.0 million to maintain the competitiveness and efficiency of its existing facilities and to assure its compliance with applicable safety and environmental standards. Capital investments excluding Rockport Works totalled $128.1 million during 1997. At December 31, 1997, commitments for future capital investments, excluding Rockport Works but including those made to assure environmental compliance, totalled approximately $61.4 million, all of which will be funded in 1998. In addition, at December 31, 1997, the Company had outstanding commitments for the constructing and equipping of Rockport Works under contracts aggregating $348.5 million; however, the Company's maximum aggregate liability in the event of cancellation of these contracts is limited to $130.7 million. Peak capital investment is expected to occur in the first half of 1998, declining steadily thereafter until final completion of the facility in December of 1999. In addition to the proceeds from issuance of its 9 1/8% Notes and Secured Notes, the Company will use approximately $300.0 million of cash from operations to finance construction of Rockport Works.

 Employee Benefit Obligations

  The Company's pension plans are fully funded on an accumulated benefit obligation basis in accordance with generally accepted accounting principles as of December 31, 1997. Funding levels in the near term (three to five years) are expected to be minimal. The Company also has available a pension funding credit balance of $317.2 million that can be used to meet future pension funding requirements, if any, although there are no present plans to do so.

  At December 31, 1997, the Company's liability for postretirement benefits other than pensions totalled $554.1 million. The Company has prefunded a portion of this liability through the establishment of a health care trust. At December 31, 1997, the balance of the trust including the earnings on the trust investments was $219.3 million which is equivalent to approximately three years of active and retiree health care benefit payments.

 Other

  On October 8, 1997, the Company's Board of Directors authorized a two-for-one Common Stock split that became effective November 17, 1997. Following the stock split, approximately 62 million common shares were outstanding.

  On October 16, 1997, the Company redeemed its then outstanding 4,750,774 SAILS in exchange for the issuance of 8,191,284 shares (on a post-split basis) of Common Stock. The redemption did not dilute the interests of common shareholders because per share earnings from the date of issuance of the SAILS had been calculated on a diluted basis that gave effect to the mandatory conversion feature of the SAILS. Cash requirements for the redemption were minimal, relating only to payment for fractional shares. Redemption of the SAILS resulted in net annual dividend cash flow savings of $6.1 million.

  In October 1997, the Board of Directors also approved a 25% increase in the Company's Common Stock dividend to an annual indicated rate of $.50 per share on a post-split basis. A post-split quarterly dividend of $.125 per share was paid on November 17, 1997 to shareholders of record on October 21, 1997.

 YEAR ENDED DECEMBER 31, 1996

  On December 17, 1996, the Company completed arrangements for $800.0 million of debt financing for the construction of Rockport Works. On that date the Company issued $550.0 million of 9 1/8% Notes and entered into definitive agreements for the private sale beginning in June of 1997 of an aggregate of $250.0 million of Secured Notes, which will be collateralized by the hot-dip galvanizing and galvannealing line and the continuous cold mill at the Rockport Works. Pending completion of these facilities, the Company is prohibited from granting liens on its inventories.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                 AK STEEL HOLDING CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----
Independent Auditors' Report.............................................  14
Consolidated Statements of Income for the Years Ended December 31, 1995,
 1996 and 1997...........................................................  15
Consolidated Balance Sheets as of December 31, 1996 and 1997.............  16
Consolidated Statements of Cash Flows for the Years Ended December 31,
 1995, 1996 and 1997.....................................................  17
Consolidated Statements of Stockholders' Equity for the Years Ended
 December 31, 1995, 1996 and 1997........................................  18
Notes to Consolidated Financial Statements...............................  19

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
AK Steel Holding Corporation:

  We have audited the accompanying consolidated balance sheets of AK Steel Holding Corporation and Subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Cincinnati, Ohio
January 20, 1998

                          AK STEEL HOLDING CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                       1995     1996     1997
                                                     -------- -------- --------
Net Sales (Note 7).................................. $2,257.3 $2,301.8 $2,440.5
Operating Costs:
  Cost of products sold (Notes 1 and 7).............  1,768.1  1,846.5  1,964.5
  Selling and administrative expenses...............    116.5    114.7    114.8
  Depreciation (Note 1).............................     74.6     76.1     79.8
                                                     -------- -------- --------
    Total Operating Costs...........................  1,959.2  2,037.3  2,159.1
                                                     -------- -------- --------
Operating Profit....................................    298.1    264.5    281.4
Interest Expense (Note 4)...........................     35.6     39.8     76.3
Other Income........................................     19.0     12.3     36.4
                                                     -------- -------- --------
Income Before Income Taxes..........................    281.5    237.0    241.5
Current Income Tax Provision (Note 3)...............      6.2      3.8     46.3
Deferred Income Tax Provision (Note 3)..............      6.7     87.3     44.3
                                                     -------- -------- --------
Net Income..........................................    268.6    145.9    150.9
Preferred Stock Dividends (Note 2)..................     15.3     11.1      7.7
                                                     -------- -------- --------
Net Income Applicable to Common Shareholders........ $  253.3 $  134.8 $  143.2
                                                     ======== ======== ========
Earnings per share: (Note 2)*
  Basic earnings per share:......................... $   4.82 $   2.57 $   2.59
  Diluted earnings per share........................     4.09     2.35     2.43
  Cash dividends per common share...................     .075     .325     .425

*Restated for two-for-one Common Stock split effective November 17, 1997.


                See notes to consolidated financial statements.

                          AK STEEL HOLDING CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1997
                             (DOLLARS IN MILLIONS)

                                                              1996      1997
                                                            --------  --------
                          ASSETS
Current Assets:
  Cash and cash equivalents (Note 1)....................... $  523.1  $  348.2
  Short-term investments...................................    216.2     257.9
  Accounts receivable, net (Notes 1 and 4).................    260.3     241.5
  Inventories, net (Note 1)................................    360.9     365.2
  Other....................................................      5.2       8.8
                                                            --------  --------
    Total Current Assets...................................  1,365.7   1,221.6
                                                            --------  --------
Property, plant and equipment (Note 1):
  Land, land improvements and leaseholds...................     46.2      47.8
  Buildings................................................     82.3      81.8
  Machinery and equipment..................................  1,350.6   1,396.4
  Construction in progress.................................    112.2     693.2
                                                            --------  --------
    Total..................................................  1,591.3   2,219.2
  Less accumulated depreciation............................   (552.7)   (626.5)
                                                            --------  --------
  Property, plant and equipment, net.......................  1,038.6   1,592.7
Prepaid pension (Note 6)...................................    153.3     159.2
Other (Note 6).............................................     93.2     110.8
                                                            --------  --------
    Total Assets........................................... $2,650.8  $3,084.3
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable......................................... $  239.8  $  375.6
  Accrued salary and wages.................................     68.4      66.1
  Other accruals (Notes 2 and 3)...........................     50.0      91.9
  Current portion of deferred taxes (Note 3)...............      2.3      29.7
  Current portion of long-term debt (Note 4)...............       --        --
  Current portion of pension obligation (Note 6)...........      0.1       0.1
  Current portion of postretirement benefit obligation
   (Note 6)................................................       --        --
                                                            --------  --------
    Total Current Liabilities..............................    360.6     563.4
                                                            --------  --------
Noncurrent Liabilities:
  Long-term debt (Note 4)..................................    875.0     997.5
  Pension obligation (Note 6)..............................       --        --
  Postretirement benefit obligation (Note 6)...............    564.9     554.1
  Deferred taxes (Note 3)..................................     13.4      30.3
  Other liabilities........................................     59.9      59.4
  Commitments and contingencies (Notes 4, 8 and 9).........       --        --
                                                            --------  --------
    Total Noncurrent Liabilities...........................  1,513.2   1,641.3
                                                            --------  --------
    Total Liabilities......................................  1,873.8   2,204.7
                                                            --------  --------
Stockholders' Equity:*
  Preferred stock, Authorized 25,000,000 shares of $.01 par
   value each; issued and outstanding, 1996, 4,845,774
   shares (Note 2).........................................      0.1        --
  Common stock, Authorized 75,000,000 shares of $.01 par
   value each; issued, 1996, 54,517,668 shares; 1997,
   63,503,718 shares; outstanding, 1996, 53,239,900 shares;
   1997, 60,808,922 shares (Note 2)........................      0.3       0.6
  Additional paid-in capital...............................    708.9     716.8
  Treasury stock, common shares at cost, 1996, 1,277,768;
   1997, 2,694,796 shares (Note 2).........................    (21.5)    (48.2)
  Retained earnings........................................     89.2     210.4
                                                            --------  --------
Total Stockholders' Equity.................................    777.0     879.6
                                                            --------  --------
Total Liabilities and Stockholders' Equity................. $2,650.8  $3,084.3
                                                            ========  ========

*Restated for two-for-one Common Stock split effective November 17, 1997

                See notes to consolidated financial statements.

                          AK STEEL HOLDING CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                             (DOLLARS IN MILLIONS)

                                                         1995    1996    1997
                                                        ------  ------  ------
Cash flows from operating activities:
  Net income........................................... $268.6  $145.9  $150.9
                                                        ------  ------  ------
  Adjustments to reconcile net income to cash flows
   from operating activities:
    Depreciation.......................................   74.6    76.1    79.8
    Deferred income taxes..............................    6.7    87.3    44.3
    Other, net.........................................    2.3     3.5    12.8
    Changes in Assets and Liabilities:
      Accounts and notes receivable....................   32.4   (42.4)   19.0
      Inventories......................................  (17.6)  (20.2)   (4.3)
      Current liabilities..............................   67.5   (36.2)  179.0
      Other assets.....................................  (30.5)  (19.1)    7.7
      Pension obligation...............................  (75.6)  (14.4)   (5.9)
      Postretirement benefit obligation................  (19.8)  (90.8)  (10.8)
      Other liabilities................................   (8.5)   (3.4)   (0.5)
                                                        ------  ------  ------
        Total Adjustments..............................   31.5   (59.6)  321.1
                                                        ------  ------  ------
      Net cash flows from operating activities.........  300.1    86.3   472.0
                                                        ------  ------  ------
Cash flows from investing activities:
  Capital investments.................................. (175.7) (141.6) (636.5)
  Net purchase of short-term investments............... (175.8)  (40.4)  (41.7)
  Purchase of long-term investments....................   (3.9)     --   (26.4)
  Proceeds from the sale of investments................    2.7      --     0.4
  Proceeds from sale of property, plant and equipment..    5.8     0.3     0.9
  Proceeds from sale of Eveleth Notes..................    7.7      --      --
  Advances to investees................................   (5.5)   (5.4)   (3.0)
  Proceeds, asset sales................................   10.5     2.0      --
                                                        ------  ------  ------
      Net cash flows from investing activities......... (334.2) (185.1) (706.3)
                                                        ------  ------  ------
Cash flows from financing activities:
  Proceeds from issuance of common stock...............    8.1    16.6     7.0
  Principal payments on long-term debt.................   (5.0)     --      --
  Proceeds from issuance of long-term debt.............     --   550.0   122.5
  Purchase of treasury stock...........................  (21.5)     --   (26.7)
  Purchase of preferred stock..........................  (52.3)  (39.2)   (3.1)
  Preferred stock dividends paid.......................  (16.1)  (11.7)  (10.3)
  Common stock dividends paid..........................   (3.9)  (17.0)  (23.8)
  Underwriting discount and stock issuance expense.....     --   (13.8)   (6.1)
  Other, net...........................................     --      --    (0.1)
                                                        ------  ------  ------
      Net cash flows from financing activities.........  (90.7)  484.9    59.4
                                                        ------  ------  ------
Net increase (decrease) in cash and cash equivalents... (124.8)  386.1  (174.9)
  Cash and cash equivalents, beginning of period.......  261.8   137.0   523.1
                                                        ------  ------  ------
  Cash and cash equivalents, end of period............. $137.0  $523.1  $348.2
                                                        ======  ======  ======
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)............... $ 33.7  $ 36.3  $ 72.1
    Income taxes.......................................    4.2     5.8    42.6

                See notes to consolidated financial statements.

                          AK STEEL HOLDING CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN MILLIONS)

                                           ADDITIONAL
                          PREFERRED COMMON  PAID-IN-  TREASURY RETAINED
                            STOCK   STOCK   CAPITAL    STOCK   EARNINGS  TOTAL
                          --------- ------ ---------- -------- --------  ------
BALANCE, DECEMBER 31, 1994  $0.1     $0.3    $752.7            $(304.1)  $449.0
Minimum accumulated benefit
   obligation, net of
   tax (Notes 3 and 6)......                                      39.3     39.3
Net income..................                                     268.6    268.6
Stock options exercised.....                    8.1                         8.1
Tax benefit from exercise of
   stock options (Note 3)...                    1.1                         1.1
Purchase of stock...........                  (48.0)   $(21.5)    (4.3)   (73.8)
Cash dividend:
 Preferred stock $.538
  cash dividend per
  quarter...................                                     (15.3)   (15.3)
 Common stock $.075 cash
  dividend in fourth quarter*.                                    (3.9)    (3.9)
Issuance of restricted stock, net               2.1                         2.1
Unamortized restricted
 stock (Note 2).........                       (1.0)                       (1.0)
                            ----     ----    ------    ------  -------   ------
BALANCE, DECEMBER 31,
 1995...................     0.1      0.3     715.0     (21.5)   (19.7)   674.2
Net income..............                                         145.9    145.9
Stock options exercised                        16.6                        16.6
Tax benefit from exer-
 cise of stock options
 (Note 3)...............                        4.1                         4.1
Tax benefit from vesting
 of restricted stock....                        0.3                         0.3
Purchase of stock.......                      (30.3)              (8.9)   (39.2)
Cash dividend:
 Preferred stock $.538
  cash dividend per
  quarter...............                                         (11.1)   (11.1)
 Common stock $.075 cash
  dividend per quarter,
  $.10 in fourth quar-
  ter*..................                                         (17.0)   (17.0)
Issuance of restricted
 stock, net.............                        4.3                         4.3
Unamortized restricted
 stock (Note 2).........                       (1.1)                       (1.1)
                            ----     ----    ------    ------  -------   ------
BALANCE, DECEMBER 31,
 1996...................     0.1      0.3     708.9     (21.5)    89.2    777.0
Net income..............                                         150.9    150.9
Unrealized gain on mar-
 ketable securities.....                                           2.1      2.1
Stock options exer-
 cised..................                        7.0                         7.0
Two-for-one Common Stock
 split..................              0.3      (0.3)
Tax benefit from exer-
 cise of stock options
 (Note 3)...............                        1.2                         1.2
Tax benefit from vesting
 of restricted stock....                        0.1                         0.1
Purchase of stock.......                       (2.8)    (26.7)    (0.3)   (29.8)
Redemption of preferred
 stock..................    (0.1)              (0.1)                       (0.2)
Cash dividend:
 Preferred stock $.538
  cash dividend per
  quarter...............                                          (7.7)    (7.7)
 Common stock $.10 cash
  dividend per quarter,
  $.125 in fourth quarter*                                       (23.8)   (23.8)
Issuance of restricted
 stock, net.............                        6.2                         6.2
Unamortized restricted
 stock (Note 2).........                       (3.4)                       (3.4)
                            ----     ----    ------    ------  -------   ------
BALANCE, DECEMBER 31,
 1997...................    $ --     $0.6    $716.8    $(48.2) $ 210.4   $879.6
                            ====     ====    ======    ======  =======   ======

*Restated for two-for-one Common Stock split effective November 17, 1997

                See notes to consolidated financial statements.

                         AK STEEL HOLDING CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation: AK Steel Holding Corporation ("AK Holding") and its wholly-owned subsidiary AK Steel Corporation ("AK Steel," collectively the "Company") were formed effective March 29, 1994 as a result of the recapitalization of Armco Steel Company, L.P. ("the Partnership").

  The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management estimates. Actual results could differ from those estimates.

  The results of operations and financial position of AK Steel approximates the results of operations and financial position of AK Holding.

  For comparison purposes certain 1995 and 1996 items have been reclassified to conform with 1997 classifications. All references to the number of common shares and per share amounts have given effect to the two-for-one Common Stock split effective November 17, 1997.

  The Company consists of the operations and accounts of the Middletown Works, Ashland Works, Rockport Works, Headquarters, AKSR Investments Inc. ("AKR") and AKS Investments, Inc. and its group of wholly-owned subsidiaries, (the "AKSII Group"). The Company is an integrated steel producer of carbon flat rolled steel for the automotive, appliance, manufacturing and other markets. The Company has one major customer that accounted for 20%, 17% and 18% of its net sales in 1995, 1996 and 1997, respectively.

  Employees: As of December 31, 1997, the Company had approximately 5,800 active employees, of whom approximately 55% were represented by the Armco Employees Independent Federation, Inc. (the "AEIF"), 19% by the United Steelworkers of America (the "USWA") and 6% by the Oil, Chemical and Atomic Workers Union (the "OCAW"). The AEIF represents all hourly employees and certain nonexempt salaried employees at the Middletown Works. The USWA represents hourly steelmaking employees and certain nonexempt salaried employees at the Ashland Works. The OCAW represents hourly employees at the Ashland Works coke manufacturing facility.

  The Company's existing labor contracts are scheduled to expire as follows:
AEIF--February 29, 2000, USWA--September 1, 2000, and OCAW--April 1, 2001.

  Cash Equivalents: Cash equivalents include short-term, highly liquid investments that are readily convertible to known amounts of cash and are of an original maturity of three months or less.

  Fair Value of Financial Instruments: The carrying value of the Company's financial instruments does not differ materially from their estimated fair value (quoted market prices) in 1996 and 1997 with the exception of the 10 3/4% Senior Notes Due 2004 whose fair value approximates $354.2 and $347.3 at December 31, 1996 and 1997, respectively, and the 9 1/8% Senior Notes Due 2006 ("9 1/8% Notes") whose fair market value approximates $569.5 at December 31, 1997.

  Accounts Receivable: The allowance for doubtful accounts was $1.5 at December 31, 1996 and 1997.

  Inventories: Inventories are valued at the lower of cost or market. The cost of the majority of inventories is measured on the last in, first out ("LIFO") method. Other inventories are measured principally at average cost.

                         AK STEEL HOLDING CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                  1996    1997
                                                                 ------  ------
   Inventories on LIFO:
     Finished and semifinished.................................. $220.4  $235.5
     Raw materials and supplies.................................  160.4   154.2
     Adjustment to state inventories at LIFO value..............  (27.3)  (31.6)
                                                                 ------  ------
       Total....................................................  353.5   358.1
   Other inventories............................................    7.4     7.1
                                                                 ------  ------
       Total inventories........................................ $360.9  $365.2
                                                                 ======  ======

  There was no liquidation of LIFO inventory layers in 1995, 1996 or 1997.

  Investments: The Company has investments in associated companies (joint ventures and an entity that the Company does not control). These investments are accounted for under the equity method. Because these companies are directly integrated in the basic steelmaking facilities, the Company includes its proportionate share of the income (loss) of these associated companies in cost of products sold.

  Through November 1996, Virginia Horn Taconite Company ("Virginia Horn"), a member of the AKSII Group, owned a 56% equity interest in Eveleth Expansion Company ("Eveleth"), a partnership that produced iron ore pellets, which equated to a 35% interest in Eveleth Mines. In December 1996, under a restructuring of Eveleth Mines, Virginia Horn increased its ownership interest in Eveleth Mines LLC ("EVTAC"), a newly formed Minnesota limited liability company, to 40%. In connection with such investment, Virginia Horn has certain commitments to EVTAC. The Company's proportionate share of the gains/(losses) of Eveleth was ($0.2) and $5.4 in 1995 and 1996 and of EVTAC was ($1.9) in 1997.

  Property, Plant and Equipment: Plant and equipment are depreciated under the straight line method over their estimated lives ranging from 3 to 31 years.

  Accounting Policies: The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("EPS"). The effect of this standard on the EPS calculation was not material and prior periods have been restated.

  In 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." These statements which are effective for periods after December 15, 1997, expand or modify disclosures and, accordingly, will have no impact on the Company's financial position, results of operations or cash flows.


2.STOCKHOLDERS' EQUITY


  Preferred Stock: In October 1994, the Company issued 7,479,674 shares of Convertible Preferred Stock, Shared Appreciation Income Linked Securities (the "SAILS") which constituted a series of the Company's Preferred Stock and ranked prior to the Common Stock as to payment of dividends and distribution of assets upon liquidation. The SAILS were entitled to cumulative dividends, payable quarterly in arrears, at a rate of 7% per annum of their stated value of $30.75 per share. Between October, 1995 and May, 1997, 2,728,900 SAILS were repurchased and retired under the Company's share repurchase programs. On October 16, 1997, the Company redeemed the 4,750,774 SAILS then remaining outstanding in exchange for 8,191,284 shares (on a post-split basis) of Common Stock.

                         AK STEEL HOLDING CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

  Common Stock: On November 17, the Company implemented a two-for-one stock split of its outstanding Common Stock in the form of a 100% stock dividend, issuing approximately 30.6 million shares pursuant thereto. The holders of Common Stock are entitled to receive dividends when and as declared by the Board of Directors out of funds legally available and therefore, have one vote per share in respect of all matters and are not entitled to preemptive rights.

  Dividends: The Company has paid quarterly dividends on its Common Stock since November 15, 1995. Dividends at the post-split rate of $0.075 per share were paid on February 15, May 15, and August 15, 1996 and a dividend of $0.10 per post-split share was paid on November 15, 1996. In 1997, dividends at the post-split rate of $0.10 were paid on February 15, May 15, August 15 and a dividend of $0.125 was paid on November 15. The declaration and payment of cash dividends is subject to restrictions imposed by the instruments governing its senior debt. At December 31, 1997, the Company had adequate amounts available for the payment of cash dividends.

  Stock Repurchase Plans: On October 9, 1995, the Board of Directors approved a plan to repurchase, from time to time, up to $100.0 of its outstanding equity securities. Pursuant to this plan, in 1995 the Company repurchased and is holding in its treasury 1,274,870 shares (on a post-split basis) of Common Stock for $21.5, an average of $16.81 per share. In addition, the Company repurchased and retired 1,563,700 SAILS (2,696,132 post-split Common Stock equivalents) for $52.3, an average of $33.43 per SAILS, and in 1996 an additional 707,600 SAILS (1,220,044 post-split Common Stock equivalents) were purchased and retired for $26.2, an average of $37.16 per SAILS. The last purchases under this plan were completed in April 1996.

  On May 15, 1996, the Board of Directors approved a second plan to repurchase, from time to time, up to an additional $100.0 of its outstanding equity securities. Pursuant to this plan, in 1997 the Company repurchased and is holding in its treasury 1,409,050 shares (on a post-split basis) of its Common Stock for $26.7, an average of $18.96 per Share. In addition, in 1996 the Company repurchased and retired 362,600 SAILS (625,195 post-split Common Stock equivalents) for $12.8, an average of $35.36 per SAILS and in 1997 the Company repurchased and retired an additional 95,000 SAILS (163,799 post-split Common Stock equivalents) for $3.1, an average of $32.92 per SAILS.

  Stockholder Rights Plan: On January 23, 1996, the Board of Directors adopted a Stockholder Rights Plan pursuant to which it has issued one Preferred Share Purchase Right (collectively, the "Rights") for each share of Common Stock outstanding. The Rights are generally not exercisable unless, and no sooner than 10 business days after, any person or group acquires beneficial ownership of 20% or more of the Company's voting stock or announces a tender offer that could result in the acquisition of 30% or more of such voting stock. In addition, as adjusted to reflect the two-for-one Common Stock split, each Right entitles the holder, upon occurrence of certain specified events, to purchase 1/200th of a share of Series A Junior Preferred Stock ("Junior Preferred Stock") at an exercise price of $65 per share. Each share of Junior Preferred Stock, if and when issued, will entitle the holder to 200 votes in respect of all matters submitted to a vote of the holders of Common Stock. Upon the occurrence of certain events, holders of the Rights would be entitled to purchase either shares of the Company or an acquiring entity at half of market value. The Rights are redeemable, under certain circumstances, at any time prior to their expiration on January 23, 2006.

  Common Stock Options and Restricted Stock Awards: On January 13, 1994, the stockholders of the Company approved the AK Steel Holding Corporation 1994 Stock Incentive Plan (the "SIP"). The SIP, which is administered by the Compensation Committee of the Board of Directors, permits the granting of nonqualified stock options and restricted stock awards to directors, officers and key management employees of the Company.

                         AK STEEL HOLDING CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Under the original SIP, 4,600,000 shares were reserved for issuance of which 3,833,334 shares were reserved for stock options and 766,666 were reserved for restricted stock awards. In May 1996, the plan was amended to increase the maximum number of shares covered thereby to 7,800,000 and to eliminate the separate maximum limitations on the number of shares available for grant of stock options and restricted stock awards. The exercise price of each option may not be less than the market price of the Company's Common Stock on the date of the grant. Stock options have a maximum term of 10 years and may not be exercised earlier than six months following the date of grant (or such other term as may be specified in the award agreement). Generally, 25% of the shares covered by a restricted stock award vest two years after the date of the award and an additional 25% vest on the third, fourth and fifth anniversaries of the date of the award. The nonqualified stock options vest at the rate of 33% per year over three years.

  The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for the SIP. The compensation cost that has been charged against income for the restricted stock awards issued under the SIP was $0.9, $3.2 and $2.7 for 1995, 1996 and 1997, respectively. The Company adopted the pro forma disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", in the fourth quarter of 1996. Had compensation cost for the Company's SIP been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123 and earnings per share been reported consistent with the requirements of SFAS No. 128, the Company's net income and earnings per share for 1995, 1996 and 1997 would have been reduced to the pro forma amounts indicated below:

                                                       1995         1996         1997
                                                      ------       ------       ------
   Net income..................     As reported       $268.6       $145.9       $150.9
                                    Pro forma         $268.2       $144.1       $149.5
   Basic earnings per share....     As reported       $ 4.82       $ 2.57       $ 2.59
                                    Pro forma         $ 4.81       $ 2.54       $ 2.57
   Diluted earnings per share..     As reported       $ 4.09       $ 2.35       $ 2.43
                                    Pro forma         $ 4.08       $ 2.32       $ 2.41

                         AK STEEL HOLDING CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

  The reconciliation of the numerators and denominators of the basic and diluted EPS computations per SFAS 128 is as follows:

                                                            1995   1996   1997
                                                           ------ ------ ------
   Net Income for Diluted EPS............................. $268.6 $145.9 $150.9
     Preferred Dividends..................................   15.3   11.1    7.7
                                                           ------ ------ ------
   Net Income for Basic EPS............................... $253.3 $134.8 $143.2
   Shares for Basic EPS...................................   52.6   52.4   55.2
     Dilutive Effect of Stock Options.....................    0.4    0.8    0.4
     Dilutive Effect of Preferred Stock...................   12.6    8.9    6.4
                                                           ------ ------ ------
   Shares for Diluted EPS.................................   65.6   62.1   62.0
   Basic EPS.............................................. $ 4.82 $ 2.57 $ 2.59
   Diluted EPS............................................ $ 4.09 $ 2.35 $ 2.43

  The fair value of the options is estimated on the grant date using a Black-Scholes option pricing model considering the appropriate dividend rates along with the following weighted average assumptions:

                                                                 1996     1997
                                                               -------- --------
   Expected volatility........................................    20.5%    21.0%
   Risk free interest rates...................................    6.40%    6.40%
   Expected lives............................................. 5.0 yrs. 5.0 yrs.

  A summary of the status of stock options and restricted stock awards under the SIP as of December 31, 1996 and 1997 and changes during each of those years is presented below:

                                                1996               1997
                                         ------------------ ------------------
                                                   WEIGHTED           WEIGHTED
                                                   AVERAGE            AVERAGE
                                                   EXERCISE           EXERCISE
   STOCK OPTIONS                          SHARES    PRICE    SHARES    PRICE
   -------------                         --------- -------- --------- --------
   Outstanding at beginning of year..... 2,877,984  $12.58  2,210,654  $15.34
   Granted..............................   718,000  $19.86    554,000  $19.70
   Exercised............................ 1,385,330  $11.96    490,334  $14.21
   Forfeited............................        --      --     60,000  $11.75
   Outstanding at end of year........... 2,210,654  $15.34  2,214,320  $16.78
   Options exercisable at year end......   796,012  $13.97  1,187,024  $14.98
   Weighted average fair value of op-
    tions granted during the year.......   718,000  $ 5.37    554,000  $ 5.01

                                                   WEIGHTED           WEIGHTED
                                                   AVERAGE            AVERAGE
                                                  GRANT DATE         GRANT DATE
   RESTRICTED STOCK AWARDS                SHARES  FAIR VALUE SHARES  FAIR VALUE
   -----------------------                ------- ---------- ------- ----------
   Granted during year................... 323,244   $19.95   332,884   $19.55

  The following table summarizes information about stock options outstanding at December 31, 1997:

                            OPTIONS OUTSTANDING   OPTIONS EXERCISABLE
                          ----------------------- --------------------
                                       WEIGHTED
                                        AVERAGE   WEIGHTED             WEIGHTED
          RANGE OF                     REMAINING  AVERAGE              AVERAGE
          EXERCISE                    CONTRACTUAL EXERCISE             EXERCISE
           PRICES         OUTSTANDING    LIFE      PRICE   EXERCISABLE  PRICE
          --------        ----------- ----------- -------- ----------- --------
   $11.75 to $17.24......  1,057,320   6.95 yrs.   $13.38    881,334    $13.20
   $17.25 to $22.90......  1,157,000   8.82 yrs.   $19.88    305,690    $20.11

                         AK STEEL HOLDING CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

3.INCOME TAXES

  The Company and its subsidiaries file a consolidated federal tax return.

  Significant components of the Company's deferred tax assets and liabilities at December 31, 1996 and 1997 are as follows:

                                                                1996     1997
                                                               -------  -------
   Deferred tax assets:
     Net operating loss and tax credit carryovers............. $  49.7  $  30.0
     Postretirement reserves..................................   210.5    206.0
     Other reserves...........................................    42.0     39.4
     Valuation reserve........................................   (13.2)   (13.2)
                                                               -------  -------
       Total deferred assets..................................   289.0    262.2
                                                               -------  -------
   Deferred tax liabilities:
     Depreciable assets.......................................  (208.3)  (223.1)
     Inventories..............................................   (33.1)   (33.2)
     Pension assets...........................................   (63.3)   (65.9)
                                                               -------  -------
       Total deferred liabilities.............................  (304.7)  (322.2)
                                                               -------  -------
       Net liability.......................................... $ (15.7) $ (60.0)
                                                               =======  =======

  Temporary differences represent the cumulative taxable or deductible amounts recorded in the consolidated financial statements in different years than recognized in the tax returns. The postretirement benefit difference includes amounts expensed in the consolidated financial statements for health care, life insurance and other postretirement benefits which become deductible in the tax return upon payment or funding in qualified trusts. Other temporary differences represent principally various expenses accrued for financial reporting purposes which are not deductible for tax reporting purposes until paid. The depreciable assets temporary difference represents generally tax depreciation in excess of financial statement depreciation. The inventory difference relates primarily to differences in the LIFO reserve, reduced by tax overhead capitalized in excess of book amounts. At December 31, 1996, the Company had a regular tax net operating loss carryforward of $114.6. At December 31, 1997 the Company had a regular tax net operating loss carryover of $37.4 which will expire in the years 2006 through 2008 unless previously utilized. In addition, at December 31, 1997, the Company had unused Alternative Minimum Tax ("AMT") credit carryovers of $16.5, which may be used to offset future regular income tax liabilities. At December 31, 1996, the AMT credit carryovers were $4.7. These credits can be carried forward indefinitely.

  Significant components of the provision for income taxes are as follows:

                                                               1995  1996  1997
                                                               ----- ----- -----
   Current:
     Federal.................................................. $ 5.9 $ 3.8 $45.1
     State....................................................   0.3    --   1.2
   Deferred:
     Federal..................................................   4.8  77.9  35.7
     State....................................................   1.9   9.4   8.6
                                                               ----- ----- -----
       Total tax provision.................................... $12.9 $91.1 $90.6
                                                               ===== ===== =====

                         AK STEEL HOLDING CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

  The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is as follows:

                                                         1995     1996   1997
                                                        -------  ------  -----
   Income at statutory rate............................ $  98.5  $ 83.0  $84.5
   State tax provision.................................    17.4     9.4    9.8
   Reduction in deferred tax asset valuation reserve...  (106.1)   (2.2)    --
   Tax exempt state/local interest income..............      --    (0.7)  (4.6)
   Losses limited by Internal Revenue Code Section 382
    and other
    permanent differences..............................     3.1     1.6    0.9
                                                        -------  ------  -----
     Tax provision..................................... $  12.9  $ 91.1  $90.6
                                                        =======  ======  =====

4.LONG-TERM DEBT AND OTHER FINANCING

  On December 17, 1996, the Company completed arrangements for $800.0 of debt financing for the construction of its Rockport Works. The Company issued $550.0 of 9 1/8% Notes and entered into definitive agreements for the issuance beginning in June of 1997 of an aggregate of $250.0 of Senior Secured Notes Due 2004 ("Secured Notes"), which will be collateralized by the hot dip galvanizing and galvannealing line and the continuous cold mill at the Rockport Works when completed. Pending completion of these facilities, the Company is prohibited from granting liens on its inventories.

  On June 17, 1997, the Company made its initial issuance of an aggregate of $92.5 of the Secured Notes, of which $80.0 bear interest at 8.98% per annum and $12.5 bear interest at 9.05% per annum. On September 16, 1997, the Company made its second issuance of $20.0 which bear interest at 8.98% per annum. The remaining $137.5 of Secured Notes were issued on January 7, 1998, of which $130.0 bear interest at 8.48% per annum and $7.5 bear interest at 8.98% per annum.

  On December 1, 1994, the Company entered into a Receivables Purchase Agreement with AK Steel Receivables Ltd. ("AKR Ltd."). On the same date, AKR Ltd. entered into a Receivables Purchase and Servicing Agreement (the "Purchase Agreement") with a group of six banks. Under the Purchase Agreement, the total commitment of the banks is $125.0, including up to $40.0 in letters of credit. The Company sold substantially all of its accounts receivable to AKR Ltd. and will sell additional receivables to AKR Ltd. as they are generated. AKR Ltd. will fund its purchase of receivables from cash collections on the purchased receivables and proceeds from selling interests in the receivables to the participating banks. The banks' commitments expire on July 1, 2002. The Company acts as servicer of the receivables sold and will make billings and collections in the ordinary course of business.

  As of December 31, 1997, no amounts were outstanding under the Purchase Agreement, although $15.6 in letters of credit had been issued. At December 31, 1997, AKR Ltd. had a sufficient pool of eligible receivables that could be sold to utilize the available capacity of the participating banks' commitments.

  At December 31, 1996 and 1997, the Company's long-term debt, less current maturities, was as follows:

                                                                   1996   1997
                                                                  ------ ------
   Senior Notes Due 2004......................................... $325.0 $325.0
   Senior Notes Due 2006.........................................  550.0  550.0
   Senior Secured Notes Due 2004.................................     --  112.5
   Tax Exempt Financing Due 2027.................................     --   10.0
                                                                  ------ ------
     Total....................................................... $875.0 $997.5
                                                                  ====== ======

                         AK STEEL HOLDING CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
  At December 31, 1997, the maturities of long-term debt are as follows:

   1998..................................................................     --
   1999..................................................................     --
   2000..................................................................     --
   2001..................................................................     --
   2002..................................................................     --
   2003 and thereafter................................................... $997.5
                                                                          ------
     Total............................................................... $997.5
                                                                          ======

  The Company has not purchased and is not holding any derivative financial instruments.

  The Company capitalized interest on projects under construction of $4.7, $1.7 and $20.9 during 1995, 1996 and 1997, respectively.


5. OPERATING LEASES

  Rental expense was $14.1, $12.6 and $13.3 for 1995, 1996 and 1997, respectively.

  At December 31, 1997, obligations to make future minimum lease payments were as follows:

   1998................................................................... $0.8
   1999...................................................................  0.3
   2000...................................................................  0.1
   2001...................................................................  0.1
   2002...................................................................  0.1
                                                                           ----
     Total lease obligations.............................................. $1.4
                                                                           ====

6. EMPLOYEE AND RETIREE BENEFIT PLANS

  Pension Plans: The Company provides noncontributory pension benefits to all employees. Benefits are based on the higher of several calculations including years of service and earnings in the highest 60 consecutive months in the last 120 months prior to retirement, a minimum amount per year of service, or a combination of both. The qualified plans are funded in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended, with additional amounts contributed at the Company's discretion. The Company's pension contributions for 1995 and 1996 were $93.0 and $25.0, respectively. There was no pension contribution during 1997.

  The details of the net periodic pension expense for 1995, 1996 and 1997 are as follows:

                                                       1995    1996    1997
                                                      ------  ------  -------
   Economic assumptions:
     Discount rate...................................   8.75%   7.25%    8.00%
     Expected long-term rate of return on assets.....   9.50%   9.00%    9.75%
     Rate of future compensation increases...........   4.00%   4.00%    4.00%
   Pension cost:
     Cost of benefits earned during the period....... $ 12.9  $ 16.2  $  13.6
     Interest cost on the projected benefit
      obligation.....................................   88.3    90.1     93.1
     Less actual return on plan assets............... (263.6)  (85.0)  (262.7)
     Net amortization and deferral...................  181.5    (8.2)   152.4
                                                      ------  ------  -------
       Net periodic pension (income) expense......... $ 19.1  $ 13.1  $  (3.6)
                                                      ======  ======  =======

                         AK STEEL HOLDING CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
  The assumptions used to determine the plans' funded status are as follows:

                                                                     1996  1997
                                                                     ----  ----
   Economic assumptions:
     Discount rate.................................................. 8.00% 7.50%
     Rate of future compensation increases.......................... 4.00% 4.00%

  The funded status of the plans reconciled with amounts recognized in the Company's consolidated balance sheets at December 31, 1996 and 1997 are as follows:

                                                              1996      1997
                                                            --------  --------
   Actuarial present value of benefit obligations:
     Vested benefits....................................... $1,115.2  $1,168.5
     Nonvested benefits....................................     44.7      46.5
                                                            --------  --------
     Accumulated benefit obligation........................ $1,159.9  $1,215.0
                                                            ========  ========
     Projected benefit obligation.......................... $1,210.9  $1,271.9
     Less plan assets at fair value........................  1,255.7   1,422.4
                                                            --------  --------
   Reconciliation of funded status to recorded amounts:
     Unfunded (over funded) projected benefit obligation...    (44.8)   (150.5)
     Unrecognized prior service............................    (61.5)    (56.7)
     Unrecognized net (loss) or gain.......................    (46.9)     48.1
                                                            --------  --------
     Prepaid pension cost.................................. $ (153.2) $ (159.1)
                                                            ========  ========

  The mix of pension assets held in the pension trust is as follows:

   Equities.................................................................  61%
   Fixed income securities..................................................  38%
   Cash and cash equivalents................................................   1%

  Retiree Health Care and Life Insurance Benefits: In addition to providing pension benefits, the Company provides certain health and life insurance benefits for retirees. Most employees become eligible for these benefits at retirement. For 1995, 1996 and 1997, claims paid for retiree health and life insurance benefits amounted to $36.2, $37.4 and $40.6, respectively.

  The Company records health care costs per SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires accrual of retiree medical and life insurance benefits as these benefits are earned rather than recognition of these costs as claims are paid. In 1995 and 1996, the excess of total postretirement benefit expense recorded under SFAS No. 106 over the Company's former method of accounting for these benefits was $21.2 and $2.1, respectively. In 1997, the cost of claims paid exceeded the SFAS No. 106 expense by $1.9. Payments of medical and life insurance benefits to employees of the Company, retired former employees and their eligible dependents continue to be made from the Welfare Benefit Master Trust ("Trust"). The Company has continued to reimburse the Trust for these payments although no funding obligation exists.

                         AK STEEL HOLDING CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

  The following sets forth the plans' funded status, reconciled with amounts recognized in the Company's consolidated balance sheets at December 31, 1996 and 1997:

                                                                   1996   1997
                                                                  ------ ------
Accumulated postretirement benefit obligation:
  Retirees....................................................... $450.6 $467.1
  Fully eligible active plan participants........................   75.8   81.4
  Other active plan participants.................................  103.4  115.6
                                                                  ------ ------
    Total accumulated postretirement benefit obligation..........  629.8  664.1
Less fair value of plan assets...................................  136.9  187.0
                                                                  ------ ------
Accumulated postretirement benefit obligation in excess of plan assets..........................................................  492.9  477.1
Prior service credit not yet recognized in net periodic
 postretirement benefit cost.....................................   28.9   25.1
Unrecognized net gain............................................   43.1   51.9
                                                                  ------ ------
Accrued postretirement benefit cost.............................. $564.9 $554.1
                                                                  ====== ======

The components of postretirement benefit costs are as follows:

                                                           1995   1996   1997
                                                           -----  -----  -----
  Service cost--benefits attributed to service during the
   period................................................. $ 5.6  $ 5.1  $ 4.8
  Interest cost on accumulated postretirement benefit ob-
   ligations..............................................  52.6   44.8   48.8
  Less actual return on plan assets.......................  (4.5)  (4.7) (26.8)
  Net of other components.................................   3.7   (5.7)  11.9
                                                           -----  -----  -----
  Net periodic postretirement benefit cost................ $57.4  $39.5  $38.7
                                                           =====  =====  =====

  For measurement purposes, health care costs are assumed to increase 7.50% in 1998 grading down by 1.00% yearly to a constant level of 4.50% annual increase for pre-65 benefits and 4.50% in 1998 with a constant rate of 4.50% for post-65 benefits. In concluding that health care trend rates will decrease at a rate of 1.00% per year, the Company has considered future rates of inflation, recent movements toward managed health care programs in negotiated contracts and the trend among larger companies toward the formation of coalitions in an effort to reduce health care costs. The Company has implemented a managed care program for the Ashland location. The Company is also evaluating Medicare risk contracts for its retired employees. A one (1) percentage point increase in the assumed health care cost trend rate for each year would increase the 1997 accumulated postretirement benefit obligation by $67.0 and the aggregate of the service cost and interest cost components of net period benefit cost for the year then ended by $5.8. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 8.00% and 7.50% for 1996 and 1997, respectively.

7. RELATED PARTY TRANSACTIONS

  The Company, in the ordinary course of business, sells steel to and purchases scrap from National Material Limited Partnership, of which a director of the Company is President and Chief Executive Officer. During 1995, 1996 and 1997 sales amounted to $20.3, $21.8 and $21.5 and purchases amounted to $0.4, $0.6 and $1.1, respectively.

8. COMMITMENTS

  The principal raw materials and commodities required in the Company's manufacturing operations are coal, iron ore, electricity, natural gas, oxygen, scrap metal, limestone and other commodity materials, all of which are

                         AK STEEL HOLDING CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS) purchased at competitive or prevailing market prices. Adequate sources of supply exist for all of the Company's raw material requirements.

  At December 31, 1997, commitments for future capital investments, excluding Rockport Works but including those made to assure environmental compliance, totalled approximately $61.4, all of which will be funded in 1998. In addition, at December 31, 1997, the Company had outstanding commitments for the constructing and equipping of Rockport Works under contracts aggregating $348.5.

9. LEGAL, ENVIRONMENTAL MATTERS AND CONTINGENCIES

  Domestic steel producers, including the Company, are subject to stringent federal, state and local laws and regulations relating to the protection of human health and the environment.

  The Company has expended the following for environmental related capital investments and environmental compliance:

                                                                1995  1996 1997
                                                                ----- ---- ----
   Environmental related capital investments..................  $19.1 $6.1 $4.3
   Environmental compliance costs.............................   51.7 53.6 52.9

  The Clean Air Act Amendments of 1990 (the "Amendments") imposed new standards designed to reduce air emissions. The Amendments have directly affected many of the Company's operations, particularly its coke oven batteries. As of December 31, 1997, the Company has incurred $67.3 in capital investments to bring its coke operations into compliance with the Amendments' requirements.

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

                         AK STEEL HOLDING CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

  In January 1996, an action was filed in the Court of Common Pleas of Butler County, Ohio on behalf of four named plaintiffs who purport to represent a class of plaintiffs consisting of all hourly employees at the Company's Middletown Works and all hourly employees of independent contractors working at the facility since June 1992. The complaint has twice been amended to add additional named plaintiffs. The plaintiffs allege negligence and intentional tort and seek compensatory and punitive damages in an unspecified amount for alleged dangerous working conditions at the Company's Middletown Works. The Company has filed motions to dismiss the suit in whole and in part. No rulings have been rendered to date on these motions. In March 1997, the Court granted plaintiffs' motion to certify a class. The Company's appeal of this decision was denied by the appellate court in June 1997. The Company has further appealed this decision to the Ohio Supreme Court and a decision is pending. In April 1997, the Company commenced a separate lawsuit in the United States District Court, Southern District of Ohio, seeking a permanent injunction staying the state court case and seeking a declaration that the state court case is preempted by federal law. On August 21, 1997, the federal court denied the motion for an injunction and ordered the parties to brief the question of its jurisdiction to hear the case.

  In April 1996, an action was filed in the United States District Court, Southern District of Ohio, by a number of former employees of the Company seeking certain pension and postretirement benefits which they allege were wrongly denied them when the Company outsourced their positions. On May 30, 1997, the Company filed a motion for summary judgment seeking dismissal of the case and a decision is pending.

  In May 1996, an action was commenced against the Company in the United States District Court, Southern District of Ohio, on behalf of eleven named plaintiffs seeking declaratory and injunctive relief and both compensatory and punitive damages as a consequence of an underground coke oven gas line leak at the Middletown Works. In March 1997, the court granted the Company's motion to dismiss all federal law claims. Subsequently, the Company entered into a settlement agreement with all plaintiffs on their pending state law claims.

10. CONSOLIDATED QUARTERLY SALES AND EARNINGS (UNAUDITED)

  Each quarter and the year are calculated individually and may not add to the total for the year. The historical per share amounts have been restated for a two-for-one Common Stock split effective November 17, 1997.

                                                         1996
                                       ----------------------------------------
                                        FIRST  SECOND   THIRD  FOURTH
                                       QUARTER QUARTER QUARTER QUARTER   YEAR
                                       ------- ------- ------- ------- --------
   Net sales.......................... $558.9  $575.4  $559.3  $608.2  $2,301.8
   Gross profit.......................  114.4   119.0   119.0   102.9     455.3
   Net income.........................   37.0    38.5    39.7    30.7     145.9
   Basic earnings per share...........    .67     .69     .71     .53      2.57
   Diluted earnings per share.........    .60     .62     .64     .50      2.35
                                                         1997
                                       ----------------------------------------
                                        FIRST  SECOND   THIRD  FOURTH
                                       QUARTER QUARTER QUARTER QUARTER   YEAR
                                       ------- ------- ------- ------- --------
   Net sales.......................... $598.8  $622.6  $598.6  $620.5  $2,440.5
   Gross profit.......................  117.9   121.9   116.3   119.9     476.0
   Net income.........................   34.5    39.0    37.0    40.4     150.9
   Basic earnings per share...........    .60     .68     .64     .67      2.59
   Diluted earnings per share.........    .56     .63     .59     .66      2.43

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Information with respect to the Company's Executive Officers is set forth in
Part I of this Annual Report pursuant to General Instruction G of Form 10-K. The information required to be furnished pursuant to this item with respect to Directors of the Company will be set forth under the caption "Election of Directors" in the Company's proxy statement (the "1998 Proxy Statement") to be furnished to stockholders in connection with the solicitation of proxies by the Company's Board of Directors for use at the Annual Meeting of Stockholders to be held on May 21, 1998, and is incorporated herein by reference.

  The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

  The information required to be furnished pursuant to this item will be set forth under the caption "Executive Compensation" in the 1998 Proxy Statement, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information required to be furnished pursuant to this item will be set forth under the caption "Stock Ownership," in the 1998 Proxy Statement, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required to be furnished pursuant to this item will be set forth under the captions "Certain Relationships and Transactions" in the 1998 Proxy Statement, and is incorporated herein by reference. See also Note 7 of the Notes to Consolidated Financial Statements included in Item 8 hereof.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K.

  (a) The list of financial statements filed as part of this report is submitted as a separate section, the index to which is located on page 13.

  (b) Reports on Form 8-K filed during the fourth quarter of 1997 were:

     Earnings Release.......................................... October 14, 1997
     Two-for-One Common Stock Split............................ October 14, 1997

  (c) Exhibits:

  List of exhibits begins on next page.

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
   3.1   Certificate of Incorporation of the Company, filed with the Secretary of State of the State of
         Delaware on December 20, 1993, as amended (incorporated herein by reference to Exhibit 3.1 to the
         Company's Registration Statement on Form S-1 (No. 33-74432)
         ("Registration No. 33-74432")).
   3.2   By-laws of the Company (incorporated herein by reference to Exhibit
         3.2 to Registration No. 33-74432).
   3.3   Certificate of Designations, Preferences, Rights and Limitations of
         Series A Junior Preferred Stock (included in Exhibit 10.19).
   4.1   Indenture, dated as of December 17, 1996, relating to the Company's 9
         1/8% Senior Notes Due 2006 (the "1996 Indenture") (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on
         Form S-4 (No. 333-19781) ("Registration No. 333-19781").
   4.2   Indenture, dated as of April 1, 1994, relating to the Company's 10
         3/4% Senior Notes Due 2004 (the "1994 Indenture") (incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on
         Form S-1, No. 33-83792 ("Registration No. 33-83792")).
   4.3   Supplemental Indenture, dated as of September 21, 1994, to the 1994
         Indenture (incorporated herein by reference to Exhibit 4.4 to
         Registration No. 33-83792).
   4.4   Supplemental Indenture, dated as of December 11, 1996, to the 1994
         Indenture (incorporated herein by reference to Exhibit 4.4 to
         Registration No. 333-19781).
   4.5   Form of Note Purchase Agreement, dated as of December 17, 1996, with respect to the Company's Senior Secured Notes Due 2004 (incorporated herein by reference to Exhibit 4.5 to Registration No. 333-19781).
  10.4   Form of Executive Officer Severance Agreement (filed herewith).
  10.5   Form of Executive Officer Severance Agreement--Richard M. Wardrop, Jr.
         (filed herewith).
  10.6   Form of Executive Officer Severance Agreement--James L. Wareham (filed herewith).
  10.7   Annual Management Incentive Plan (incorporated herein by reference to
         Exhibit 10.15 to Registration No. 33-83792).
  10.8   1994 Stock Incentive Plan, as amended May 15, 1996 and November 21,
         1996 (incorporated herein by reference to Exhibit 10.6 to Registration
         No. 333-19781).
  10.9   Executive Minimum and Supplemental Retirement Plan (incorporated herein by reference to
         Exhibit 10.17 to Registration No. 33-83792).
  10.10  Registration Rights Agreement, dated as of April 7, 1994, among the
         Company and certain subsidiaries of Kawasaki (incorporated herein by reference to Exhibit 10.19 to Registration No. 33-83792).
  10.11  Receivables Purchase Agreement, dated as of December 1, 1994, by and between AK Steel and AK Acquisition Receivables Ltd., as successor to
         AK Steel Receivables, Inc. (incorporated herein by reference to
         Exhibit 10.23 to Registration No. 33-86678).
  10.12  Purchase and Servicing Agreement, dated as of December 1, 1994, among
         AK Acquisition
         Receivables Ltd., as successor to AK Steel Receivables Inc., AK Steel, the institutions from time to
         time party thereto and PNC Bank, Ohio, National Association
         (incorporated herein by reference to Exhibit 10.24 to Registration No.
         33-86678).
  10.13  Amendment No. 1 to the Purchase and Servicing Agreement, dated as of
         November 17, 1995, among AK Steel, AK Acquisition Receivables Ltd., as successor to AK Steel Receivables, Inc., the purchasers party thereto and PNC Bank, Ohio, National Association (incorporated herein by reference to Exhibit 10.11(a) to Registration No. 333-19781).

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
  10.14  Consent, Amendment and Assumption Agreement, dated as of December 31,
         1996, to the Receivables Purchase Agreement and the Purchase and
         Servicing Agreement, among the Company, AK Steel Receivables Inc., AK
         Acquisition Receivables Ltd., AKSR Investments, Inc., the purchasers party thereto and PNC Bank, Ohio, National Association (incorporated herein by reference to Exhibit 10.11(b) to Registration No. 333-
         19781).
  10.15  Amendment, dated July 10, 1997, to the Receivables Purchase Agreement and the Purchase and Servicing Agreement.
  10.16  Letter Agreement dated July 31, 1995, between the Company and Kawasaki
         (incorporated herein by reference to Exhibit 10 to Post-Effective
         Amendment No. 2 on Form S-3 to the Company's Registration Statement on
         Form S-1, Registration No. 33-86678).
  10.17  Deferred Compensation Plan for Management (incorporated herein by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K
         for the year ended December 31, 1995).
  10.18  Deferred Compensation Plan for Directors (incorporated herein by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K
         for the year ended December 31, 1995).
  10.19  Rights Agreement, dated as of January 23, 1996, between the Company and the Bank of New York as predecessor to Fifth Third Bank, as Rights
         Agent, with respect to the Company's Stockholder Rights Plan
         (incorporated by reference to Exhibit 1 to the Company's Registration
         Statement on Form 8-A under the Securities Exchange Act of 1934, as filed with the Commission on February 5, 1996).
  10.20  Substitution of The Fifth Third Bank as Successor Rights Agent and
         Amendment No. 1, dated September 15, 1997, to Rights Agreement dated as of January 23, 1996 (incorporated herein by reference to Exhibit
         4.1 to the Company's Current Report on Form 8-K, dated September 15,
         1997).
  10.21  Instrument of Resignation, Appointment and Acceptance, dated as of
         September 15, 1997, with respect to resignation of The Bank of New
         York as Trustee and appointment of The Fifth Third Bank as Successor
         Trustee under the 1994 Indenture (incorporated herein by reference to
         Exhibit 4.2 to the Company's Current Report on Form 8-K dated
         September 15, 1997).
  10.22  Instrument of Resignation, Appointment and Acceptance, dated as of
         September 15, 1997, with respect to resignation of The Bank of New
         York as Trustee and the appointment of The Fifth Third Bank as
         Successor Trustee under the 1996 Indenture (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K,
         dated September 15, 1997).
  10.23  Long Term Performance Plan, as amended and restated effective November
         21, 1996 (incorporated herein by reference to Exhibit 10.15 to
         Registration No. 333-19781).
  10.24  First Amendment, dated September 18, 1997, to Deferred Compensation
         Plan for Management (filed herewith).
  10.25  First Amendment, dated July 17, 1997, to Executive Minimum and
         Supplemental Retirement Plan (filed herewith).
  10.26  Second Amendment, dated September 18, 1997, to Executive Minimum and
         Supplemental Retirement Plan (filed herewith).
  11.0   Statement re Computation of Per Share Earnings.
  23.1   Independent Auditors' consent.
  27.    Financial Data Schedule.

                                                                    EXHIBIT 11.0

                 STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

     See Notes 2 and 10 of the accompanying Notes to Consolidated Financial
                                  Statements.

                                                                   EXHIBIT 23.1

                         INDEPENDENT AUDITORS' CONSENT

  We consent to the incorporation by reference in Post-Effective Amendment No. 1 to Registration Statement No. 333-04505 and Post-Effective Amendment No. 4 to Registration Statement No. 33-84578 of AK Steel Holding Corporation on Form S-8 of our report dated January 20, 1998, appearing in this Annual Report on Form 10-K of AK Steel Holding Corporation for the year ended December 31, 1997.

DELOITTE & TOUCHE LLP

Cincinnati, Ohio
January 22, 1998

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED IN THE CITY OF MIDDLETOWN, STATE OF OHIO, ON JANUARY 22, 1998.

                                          AK STEEL HOLDING CORPORATION

                                                  /s/ Richard E. Newsted
                                          By: _________________________________
                                             RICHARD E. NEWSTED EXECUTIVE VICE
                                            PRESIDENT, CHIEF FINANCIAL OFFICER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE COMPANY IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                        TITLE                 DATE

     /s/ Richard M. Wardrop, Jr.       Chairman of the           January 22,
-------------------------------------   Board and Chief              1998
       RICHARD M. WARDROP, JR.          Executive Officer

        /s/ James L. Wareham           President                 January 22,
-------------------------------------                                1998
          JAMES L. WAREHAM

       /s/ Richard E. Newsted          Executive Vice            January 22,
-------------------------------------   President, Chief             1998
         RICHARD E. NEWSTED             Financial Officer

        /s/ Donald B. Korade           Controller                January 22,
-------------------------------------                                1998
          DONALD B. KORADE

           /s/ Allen Born              Director                  January 22,
-------------------------------------                                1998
             ALLEN BORN

         /s/ John A. Georges           Director                  January 22,
-------------------------------------                                1998
           JOHN A. GEORGES

                                       Director                  January 22,
-------------------------------------                                1998
       DR. BONNIE GUITON HILL

                                       Director                  January 22,
-------------------------------------                                1998
          ROBERT H. JENKINS

        /s/ Lawrence A. Leser          Director                  January 22,
-------------------------------------                                1998
          LAWRENCE A. LESER

        /s/ Robert E. Northam          Director                  January 22,
-------------------------------------                                1998
          ROBERT E. NORTHAM

           /s/ Cyrus Tang              Director                  January 22,
-------------------------------------                                1998
             CYRUS TANG

        /s/ James A. Thomson           Director                  January 22,
-------------------------------------                                1998
        DR. JAMES A. THOMSON