Form 10-Q
period 1998-03-31
AK STEEL HOLDING CORP
filed 1998-04-22
CIK 918160

              SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934


For the quarter ended March 31, 1998  Commission File No. 1-13696


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


                           59,316,068 shares of common stock
                           ---------------------------------
                           (as of April 20, 1998)

            (This page intentionally left blank.)

                      AK STEEL HOLDING CORPORATION

                               INDEX



PART I. FINANCIAL INFORMATION                              Page
                                                           ----
Item 1. Financial Statements

        Condensed Consolidated Statements of Income -
          Three Month Periods Ended March 31, 1997 and 1998  2

        Condensed Consolidated Balance Sheets -
          December 31, 1997 and March 31, 1998               3

        Condensed Consolidated Statements of Cash Flows -
          Three Month Periods Ended March 31, 1997 and 1998  4

        Notes to Condensed Consolidated Financial Statements 5


Item 2. Management's Discussion and Analysis of the
         Condensed Consolidated Financial Statements         6



PART II.OTHER INFORMATION

Item 1. Legal Proceedings                                    7

Item 4. Submission of Matters to a Vote of Security Holders  7

Item 6. Exhibits and Reports on Form 8-K                     7

Signatures                                                   8

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements



                      AK STEEL HOLDING CORPORATION

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (dollars in millions, except per share data)


                                          Three Months Ended
                                               March 31,
                                          ------------------
                                          1997          1998
                                          ----          ----
                                          (C>
Net Sales                                 $598.8        $588.2

Cost of products sold                      480.9         483.6
Selling and administrative expenses         28.4          29.2
Depreciation                                20.0          21.2
                                          ------        ------
Total operating costs                      529.3         534.0

Operating profit                            69.5          54.2

Interest expense                            21.7          15.7
Other income                                 8.3           6.9
                                          ------        ------
Income before income taxes                  56.1          45.4

Current income tax provision (Note 5)       10.3           9.9
Deferred income tax provision (Note 5)      11.3           7.1
                                          ------        ------

Net income                                  34.5          28.4

Other comprehensive income, net of tax:
  Unrealized gains on securities:
    Unrealized holding gains arising
    during period                            --            0.7
    Less: reclassification adjustment
          for gains included in net income   --            --
                                          ------        ------

Comprehensive income                      $ 34.5        $ 29.1
                                          ------        ------
                                          ------        ------

Earnings per share: (Note 2)
  Basic earnings per share                $  .60        $  .47
  Diluted earnings per share              $  .56        $  .47

Cash dividends per common share           $  .10        $  .125

Common shares and common share
  equivalents outstanding (weighted
  average in millions):
     For basic earnings per share           53.5          59.9
     For diluted earnings per share         62.2          60.2



-----------------------
See notes to condensed consolidated financial statements.

1997 restated for a two-for-one Common Stock split effective
November 17, 1997.





                          AK STEEL HOLDING CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (dollars in millions)

ASSETS                                  December 31,  March 31,
                                           1997         1998
                                        ---------     --------
S>
Current Assets:
  Cash and cash equivalents             $ 348.2       $ 395.0
  Short-term investments                  257.9         181.2
  Accounts receivable, net (Note 4)       241.5         233.7
  Inventories: (Note 3)
     Finished and semi-finished           216.5         224.9
     Raw materials                        148.7         125.1
                                        --------      -------
       Total inventories, net             365.2         350.0
  Other current assets                      8.8          17.6
                                        --------      -------
     Total Current Assets               1,221.6       1,177.5
                                        -------       -------

Property, Plant and Equipment           2,219.2       2,416.5
  Less accumulated depreciation          (626.5)       (647.7)
                                        -------       -------
     Property, plant and equipment,
     net                                1,592.7       1,768.8
                                        -------       -------

Prepaid Pension                           159.2         161.1
Other                                     110.8         104.4
                                        -------       -------

TOTAL ASSETS                            $3,084.3      $3,211.8
                                        --------      --------
                                        --------      --------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                      $ 375.6       $ 314.3
  Other accruals                          158.0         189.5
  Current portion of deferred taxes        29.7          30.4
  Current portion of long-term debt
    (Note 4)                                --            --
  Current portion of pension obligation     0.1           0.1
  Current portion of postretirement
    benefit obligation                      --            --
                                        -------       -------
    Total Current Liabilities             563.4         534.3
                                        -------       -------
Noncurrent Liabilities:
  Long-term debt (Note 4)                 997.5       1,145.0
  Pension obligation                        --            --
  Postretirement benefit obligation       554.1         560.5
  Deferred taxes                           30.3          37.7
  Other liabilities                        59.4          62.0
                                        -------       -------

    Total Noncurrent Liabilities        1,641.3       1,805.2
                                        -------       -------

TOTAL LIABILITIES                       2,204.7       2,339.5
                                        -------       -------

Stockholders' Equity:

  Common stock, authorized 75,000,000
    shares of $.01 par value each;
    issued 1997, 63,503,718 shares,
    1998, 63,634,421 shares; outstanding
    1997, 60,808,922 shares, 1998,
    59,316,068 shares                       0.6           0.6
  Additional paid-in capital              716.8         718.0
  Treasury stock - common shares at cost,
    1997, 2,694,796 shares, 1998,
    4,318,353 shares                      (48.2)        (78.3)
  Retained earnings                       210.4         229.2
  Accumulated other comprehensive income    2.1           2.8
                                        -------       -------

TOTAL STOCKHOLDERS' EQUITY                879.6         872.3
                                        -------       -------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                $3,084.3      $3,211.8
                                        -------       -------
                                        -------       -------


--------------------
See notes to condensed consolidated financial statements.

1997 restated for a two-for-one Common Stock split effective
November 17, 1997.




                         AK STEEL HOLDING CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in millions)


                                               Three Months Ended
                                                  March 31,
                                               -----------------
                                               1997     1998
                                               ----     ----
NET CASH FLOWS FROM OPERATING ACTIVITIES       $105.8   $ 56.7
                                               ------   ------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital investments                            (88.6)  (197.3)
 Change in short-term investments               (19.0)    76.7
 Other                                           (5.7)     0.5
                                               ------    ------
    NET CASH FLOWS FROM INVESTING ACTIVITIES   (113.3)  (120.1)
                                               ------    ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock          2.9      0.6
  Proceeds from issuance of long-term debt       10.0    147.5
  Preferred stock dividend paid                  (2.6)      --
  Common stock dividend paid                     (5.4)    (7.5)
  Purchase of common stock, held in treasury     (4.1)   (30.1)
  Purchase of preferred stock, retired           (0.6)      --
  Underwriting discount and fees                  --      (0.3)
                                               ------    ------
    NET CASH FLOWS FROM FINANCING ACTIVITIES      0.2    110.2
                                               ------    ------


NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                    (7.3)    46.8

Cash and cash equivalents, beginning of period  523.1    348.2
                                               ------    ------
Cash and cash equivalents, end of period       $515.8    $395.0
                                               ------    ------
                                               ------    ------



Supplemental disclosure of cash flow information:
------------------------------------------------

Cash paid during the period for:
  Interest                                     $  0.8     $0.8
  Amount capitalized                             (1.2)   (12.9)
  Income taxes                                     --      0.2

--------------------
See notes to condensed consolidated financial statements.


AK STEEL HOLDING CORPORATION
----------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)
----------------------------------------------------

1.   Basis of Presentation
     In the opinion of the management of AK Steel Holding Corporation ("AK Holding") and AK Steel Corporation ("AK Steel"), collectively the ("Company"), the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1998, and the results of its operations for the three-month periods ended March 31, 1997 and 1998. The results of operations and financial position of AK Steel approximate the results and financial position of AK Holding. The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the years ended December 31,1996 and 1997.

     The Company has adopted Statement of Financial Accounting
Standards No. 130 "Reporting Comprehensive Income" in the first quarter of 1998. This standard expands or modifies disclosures, and accordingly, has no impact on the Company's financial position, results of operations or cash flows.

2.  Earnings Per Share

    1997 per share amounts have been restated for a two-for-one
Common Stock split effective November 17, 1997. In addition, 1997 was restated for the adoption of Statement of Financial Accounting Standards No. 128 "Earnings Per Share."


                                        Three Months Ended
                                            March 31,
                                        ------------------
                                        1997         1998
                                        ----         ----

Basic earnings per share:
  Net income                            $34.5        $28.4
  Less preferred stock dividends paid     2.6          --
                                        -----        -----
  Net income applicable to common
    shareholders                        $31.9        $28.4
                                        -----        -----
                                        -----        -----
  Number of common shares outstanding
  (weighted average in millions)         53.5         59.9
                                        -----        -----
                                        -----        -----
  Basic earnings per share              $ .60        $ .47
                                        -----        -----
                                        -----        -----
Diluted earnings per share:
  Net income                            $34.5        $28.4
                                        -----        -----
                                        -----        -----
  Shares (weighted average in
  millions):
    Number of common shares outstanding  53.5         59.9
    Number of common equivalent shares
    outstanding                            .4           .3
    Assuming conversion of preferred
    stock                                 8.3          --
                                        -----        -----



    Number of common shares outstanding
    as adjusted                          62.2         60.2
                                         -----        -----
                                         -----        -----

  Diluted earnings per share             $ .56        $ .47
                                         -----        -----
                                         -----        -----



3. Inventories are valued at the lower of cost or market. The cost of the majority of inventories is measured on the last in, first out (LIFO) method. Other inventories are measured principally at average cost.

4. As of March 31, 1998, AK Steel Receivables, Ltd. ("AKR") had not sold accounts receivable to any participating banks under its Receivables Purchase and Servicing Agreement although $25.7 letters of credit had been issued. AKR had a sufficient pool of eligible receivables that could be sold to utilize the available capacity of the participating banks' commitments.

     On January 7, 1998, the Company completed its final issuance of an aggregate of $137.5 of Senior Secured Notes Due 2004, of which $130.0 bear interest at 8.48% per annum and $7.5 bear interest at 8.98% per annum.

     On February 10, 1998, the City of Rockport, Indiana issued $10.0 in Variable Rate Demand Revenue Bonds with a 30-year term maturing December 1, 2028, priced at an initial rate of 3.20% which are secured by the Company's letter of credit. Interest is at a variable rate which is reset weekly and paid monthly.

5. The book tax rate for 1998 is estimated at 37.5% compared to 38.5% recorded in the first quarter of 1997, but comparable to the average for the year 1997.


Item 2.  Management's Discussion and Analysis of the
         Condensed Consolidated Financial Statements

Results of Operations
---------------------

The Company's principal customers are in the automotive, appliance, construction and manufacturing markets. The Company also sells its products to distributors and convertors. Demand in the first quarter of 1998 for flat rolled products, especially coated and cold rolled products, continued at strong levels with shipments of 1,088,000 tons compared to 1,146,000 tons in the first quarter of 1997. The Company had record shipments of 616,000 tons to the automotive markets during the first quarter of 1998 eclipsing the previous record of 559,000 tons set in the fourth quarter of 1997. Shipments of higher margin coated and cold rolled products increased to 68% of sales compared to 57% for the previous year quarter, continuing the Company's emphasis on sales of value added products.

Sales revenue totalled $588.2 million down from $598.8 million in the first quarter of 1997. Most of this reduction occurred in sales to the Distributors and Convertors markets as the Company did not purchase any slabs in the first quarter of 1998 and, thus, produced less hot rolled product than the year earlier period.
The Company purchased approximately 174,000 tons of slabs in the first quarter of 1997.

The following table sets forth the Company's percent of sales to various markets for the periods indicated:


                                  1st Qtr    Year    1st Qtr
                                   1998      1997     1997
                                  -------    ----    -------
Automotive                        65%        56%     58%
Appliance, Construction and
  Manufacturing                   14%        16%     14%
Distributors and Convertors       21%        28%     28%


The Company recorded an operating profit of $54.2 million or $50 per ton for the first quarter of 1998, a decrease of $9 per ton from the fourth quarter of 1997, and $11 per ton less than the first quarter of 1997 due primarily to lower realized selling prices and higher raw material and labor cost.

Interest expense totalled $15.7 million for the first quarter of 1998, $6.0 million lower than the prior year first quarter primarily related to the capitalization of interest associated with the construction of the Rockport Works facility. Capitalized interest increased by $11.7 million from the prior year period.

Net income for the first quarter of 1998 totalled $28.4 million compared to $34.5 million for the same period of 1997. The Company's tax rate for the first quarter of 1998 was 37.5% as compared with 38.5% for the first quarter of 1997, but comparable to the average for the entire year 1997. Diluted earnings per share in the first quarter of 1998 equalled $.47 versus $.56 for the comparable prior year period.

Liquidity and Capital Resources
-------------------------------

The Company's liquidity needs are primarily for capital investments, working capital requirements, employee benefit obligations and interest on its indebtedness. At March 31, 1998 the Company had $576.2 million of cash, cash equivalents and short-term investments and also had $99.3 million of financing available under its $125.0 million Accounts Receivable Purchase Credit Facility.

In the first quarter of 1998, cash provided from operating activities amounted to $56.7 million which was primarily attributable to $28.4 million of net income, the impact of working capital charges, non-cash charges for depreciation and health care trust activities. Capital investments totalled $197.3 million, of which $167.8 million was associated with Rockport Works.

Net cash flows from financing activities generated $110.2 million. The Company received $137.5 million on the issuance of its Senior Secured Notes, received $10.0 million from the issuance by the City of Rockport, Indiana, of tax exempt debt securities, paid $7.5 million of dividend payments and used $30.1 million for open market purchases of the Company's common stock. The $10.0 million tax exempt debt securities were issued as Variable Rate

Demand Revenue Bonds, with a 30-year term maturing on December 1, 2028, priced at an initial rate of 3.20%. Interest is at a floating rate which is reset weekly and paid monthly. The bonds are secured by a letter of credit under the Company's Accounts Receivable Purchase Credit Facility. The issue was rated A/A-1 by Standard & Poor's and A1/P-1 by Moody's Investors Service.

The Company's pension plans are fully funded on an accumulated benefit obligation basis in accordance with generally accepted accounting principles as of March 31, 1998. Funding levels in the near term (three to five years) are expected to be minimal. The Company also has available a pension funding credit balance of $317.2 million that can be used to meet future funding requirements.

At March 31, 1998 the Company's liability for postretirement benefits other than pensions totalled $560.5 million. The Company has established a health care trust as a means of prefunding this liability. The balance of the trust as of March 31, 1998 is equivalent to over two and one-half years of active and retiree health care payments.



PART II.   OTHER INFORMATION
----------------------------

Item 1.     Legal Proceedings

In addition to the item discussed below, the Company is also involved in routine litigation, environmental proceedings, and claims pending with respect to matters arising out of the normal conduct of the business. In management's opinion, the ultimate liability resulting from all claims, individually or in the aggregate, will not materially affect the Company's consolidated financial position, results of operations or cash flows.

On January 20, 1998, judgment was entered by the United States District Court, Southern District of Ohio against the Company in the amount of $6.5 million following a jury trial in an age discrimination lawsuit brought by a former employee. On January 30, 1998, the Company moved for judgment in its favor as a matter of law, reduction of the damages and a new trial.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 6.   Exhibits and Reports on Form 8-K

          A.  Exhibits - None

          B.  Form 8-K

              Earnings Release            January 21, 1998

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the following duly authorized persons.



                                 AK Steel Holding Corporation
                                 ----------------------------
                                 (Registrant)


Date   April 20, 1998            /s/  Richard E. Newsted
       --------------            ----------------------------
                                      Richard E. Newsted
                                      Executive Vice President,
                                      Chief Financial Officer


Date  April 20, 1998             /s/  Donald B. Korade
      --------------             ---------------------------
                                      Donald B. Korade
                                      Controller