Form 10-Q
period 1998-06-30
AK STEEL HOLDING CORP
filed 1998-07-22
CIK 918160

              SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934


For the quarter ended June 30, 1998  Commission File No. 1-13696


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


                           59,207,671 shares of common stock
                           ---------------------------------
                           (as of July 20, 1998)

            (This page intentionally left blank.)

                      AK STEEL HOLDING CORPORATION

                               INDEX



PART I. FINANCIAL INFORMATION                              Page
                                                           ----
Item 1. Financial Statements

        Condensed Consolidated Statements of Income -
          Three-Month and Six-Month Periods Ended
          June 30, 1997 and 1998                             2

        Condensed Consolidated Balance Sheets -
          December 31, 1997 and June 30, 1998                3

        Condensed Consolidated Statements of Cash Flows -
          Six-Month Periods Ended June 30, 1997 and 1998     4

        Notes to Condensed Consolidated Financial
          Statements                                         5


Item 2. Management's Discussion and Analysis of the
         Condensed Consolidated Financial Statements         6



PART II.OTHER INFORMATION

Item 1. Legal Proceedings                                    7

Item 4. Submission of Matters to a Vote of Security Holders  7

Item 6. Exhibits and Reports on Form 8-K                     8

Signatures                                                   9

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements



                      AK STEEL HOLDING CORPORATION

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (dollars in millions, except per share data)


                             Three Months Ended  Six Months Ended
                                  June 30,           June 30,
                             ------------------  ----------------
                              1997       1998     1997     1998
                              ----       ----     ----     ----
Net Sales                     $622.6     $612.0   $1,221.4 $1,200.2

Cost of products sold          500.7      503.0      981.6    986.6
Selling and administrative
  expenses                      28.3       29.5       56.7     58.7
Depreciation                    19.9       21.2       39.9     42.4
                              ------      ------  -------- --------


Total operating costs          548.9      553.7    1,078.2  1,087.7

Operating profit                73.7       58.3      143.2    112.5

Interest expense                19.4       11.6       41.1     27.3
Other income                     9.0        6.0       17.3     12.9
                              -------     ------  -------- --------

Income before income taxes      63.3       52.7      119.4     98.1

Current income tax provision
  (Note 5)                      13.8       12.7       24.1     22.6
Deferred income tax provision
  (Note 5)                      10.5        6.6       21.8     13.7
                              ------      ------- -------- --------

Net income                      39.0       33.4       73.5     61.8

Other comprehensive income,
  net of tax:
  Unrealized gains on securities:
    Unrealized holding gains
    arising during period        --        (0.1)      --        0.6
   Less: reclassification
         adjustment for gains
         included in net income  --         0.1       --        0.1
                              ------      ------  -------- --------

Comprehensive income          $39.0      $ 33.2   $ 73.5   $   62.3
                              ------      ------  -------- --------
                              ------      ------  -------- --------


Earnings per share: (Note 2)
  Basic earnings per share    $ .68       $  .56  $  1.28  $ 1.04
  Diluted earnings per share  $ .63       $  .56  $  1.18  $ 1.03

Cash dividends per common
  share                       $ .10       $  .125 $   .20  $  .25
Common shares and common stock
  options outstanding (weighted
  average in millions):
     For basic earnings per
      share                   53.4         59.2     53.4    59.6

     For diluted earnings per
      share                   62.0         59.6     62.1    59.9


-----------------------
See notes to condensed consolidated financial statements.

1997 restated for a two-for-one common stock split effective
November 17, 1997.





                          AK STEEL HOLDING CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (dollars in millions)

ASSETS                                  December 31,  June 30,
                                           1997         1998
                                        ---------     --------
S>
Current Assets:
  Cash and cash equivalents             $ 348.2       $ 338.6
  Short-term investments                  257.9          94.8
  Accounts receivable, net (Note 4)       241.5         213.5
  Inventories: (Note 3)
     Finished and semi-finished           216.5         237.4
     Raw materials                        148.7         149.4
                                        --------      -------
       Total inventories, net             365.2         386.8
  Other current assets                      8.8           8.7
                                        --------      -------
     Total Current Assets               1,221.6       1,042.4
                                        -------       -------

Property, Plant and Equipment           2,219.2       2,594.6
  Less accumulated depreciation          (626.5)       (630.2)
                                        -------       -------
 Property, plant and equipment,
 net                                    1,592.7       1,964.4
                                        -------       -------

Prepaid Pension                           159.2         164.7
Other                                     110.8         100.3
                                        -------       -------

TOTAL ASSETS                            $3,084.3      $3,271.8
                                        --------      --------
                                        --------      --------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                      $ 375.6       $ 341.4
  Other accruals                          158.0         188.3
  Current portion of deferred taxes        29.7          28.9
  Current portion of long-term debt
    (Note 4)                                --            --
  Current portion of pension obligation     0.1           0.1
  Current portion of postretirement
    benefit obligation                      --            --
                                        -------       -------
        Total Current Liabilities        563.4         558.7
                                        -------       -------
Noncurrent Liabilities:
  Long-term debt (Note 4)                 997.5       1,145.0
  Pension obligation                        --            --
  Postretirement benefit obligation       554.1         566.8
  Deferred taxes                           30.3          46.4
  Other liabilities                        59.4          61.1
                                        -------       -------

    Total Noncurrent Liabilities        1,641.3       1,819.3
                                        -------       -------

TOTAL LIABILITIES                       2,204.7       2,378.0
                                        -------       -------

Stockholders' Equity:

  Common stock, authorized 200,000,000
    shares of $.01 par value each;
    issued 1997, 63,503,718 shares,
    1998, 63,787,421 shares; outstanding
    1997, 60,808,922 shares, 1998,
    59,198,511 shares                       0.6           0.6
  Additional paid-in capital              716.8         718.9
  Treasury stock, common shares at cost,
    1997, 2,694,796 shares, 1998,
    4,588,910 shares                      (48.2)        (83.7)
  Retained earnings                       208.3         255.3
  Accumulated other comprehensive income    2.1           2.7
                                        -------       -------

TOTAL STOCKHOLDERS' EQUITY                879.6         893.8
                                        -------       -------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                $3,084.3      $3,271.8
                                        -------       -------
                                        -------       -------


--------------------
See notes to condensed consolidated financial statements.





                         AK STEEL HOLDING CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in millions)


                                               Six Months Ended
                                                   June 30,
                                               ----------------
                                               1997     1998
                                               ----     ----
NET CASH FLOWS FROM OPERATING ACTIVITIES       $207.9   $138.5

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital investments                           (190.6)  (414.1)
 Change in short-term investments               (93.2)   163.0
 Other                                          (17.5)     5.6
                                               ------    ------
    NET CASH FLOWS FROM INVESTING ACTIVITIES   (301.3)  (245.5)
                                               ------    ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock          4.5      0.6
  Proceeds from issuance of long-term debt      102.5    147.5
  Preferred stock dividends paid                 (5.2)      --
  Common stock dividends paid                   (10.7)   (14.9)
  Purchase of common stock, held in treasury     (5.9)   (35.5)
  Purchase of preferred stock, retired           (3.1)      --
  Underwriting discount and fees                  --      (0.3)
                                               ------    ------
    NET CASH FLOWS FROM FINANCING ACTIVITIES     82.1     97.4
                                               ------    ------


NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                   (11.3)    (9.6)

Cash and cash equivalents, beginning of period  523.1    348.2
                                               ------    ------
Cash and cash equivalents, end of period       $511.8    $338.6
                                               ------    ------
                                               ------    ------



Supplemental disclosure of cash flow information:
------------------------------------------------

Cash paid during the period for:
  Interest                                     $ 44.3    $ 54.4
  Interest capitalized                           (5.4)    (30.3)
  Income taxes                                   20.6       9.8

--------------------
See notes to condensed consolidated financial statements.


AK STEEL HOLDING CORPORATION
----------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)
----------------------------------------------------

1.   Basis of Presentation
     In the opinion of the management of AK Steel Holding Corporation ("AK Holding") and AK Steel Corporation ("AK Steel", collectively, the "Company"), the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1998, and the results of its operations for the three-month and six-month periods ended June 30, 1997 and 1998. The results of operations and financial position of AK Steel approximate the results and financial position of AK Holding. The results of operations for the six-month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the years ended December
31, 1996 and 1997.

2.  Earnings Per Share


                                 Three Months Ended  Six Months Ended
                                       June 30,          June 30,
                                  -----------------  ----------------
                                  1997        1998   1997       1998
                                  ----        ----   ----       ----

Basic earnings per share:
  Net income                      $39.0       $33.4  $73.5      $61.8
  Less preferred stock dividends
    paid                            2.6         --     5.2        --
                                  -----       -----  -----      -----
  Net income applicable to common
    shareholders                  $36.4       $33.4  $68.3      $61.8
                                  -----       -----  -----      -----
                                  -----       -----  -----      -----

  Number of common shares
   outstanding
  (weighted average in millions)   53.4        59.2   53.4       59.6
                                  -----       -----  ------     -----
                                  -----       -----  ------     -----


  Basic earnings per share        $.68        $.56   $1.28      $1.04
                                  -----       -----  -----      -----
                                  -----       -----  -----      -----
Diluted earnings per share:
  Net income                      $39.0       $33.4  $73.5      $61.8
                                  -----       -----  -----      -----
                                  -----       -----  -----      -----
  Shares (weighted average in
  millions):
    Number of common shares
      outstanding                  53.4        59.2   53.4       59.6
    Number of common stock
      options outstanding            .4          .4     .4         .3
   Assuming conversion of
      preferred stock               8.2          --    8.3        --
                                  -----       -----  -----      -----
   Number of common shares
      outstanding as adjusted      62.0        59.6   62.1       59.9
                                  -----       -----  -----      -----
                                  -----       -----  -----      -----

 Diluted earnings per share       $.63        $.56   $1.18      $1.03
                                  -----       ------ ------     -----
                                  -----       ------ ------     -----



3. Inventories are valued at the lower of cost or market. The cost of the majority of inventories is measured on the last in, first out (LIFO) method. Other inventories are measured principally at average cost.

4. As of June 30, 1998, AK Steel Receivables, Inc. ("AKR") had not sold accounts receivable to any participating banks under its Receivables Purchase and Servicing Agreement although $25.7 letters of credit had been issued. AKR had a sufficient pool of eligible receivables that could be sold to utilize the available capacity of the participating banks' commitments.

     On January 7, 1998, the Company completed its final issuance of an aggregate of $137.5 of Senior Secured Notes Due 2004, of which $130.0 bear interest at 8.48% per annum and $7.5 bear interest at 8.98% per annum.

     On February 10, 1998, the City of Rockport, Indiana, issued $10.0 in Variable Rate Demand Revenue Bonds with a 30-year term maturing December 1, 2028, priced at an initial rate of 3.20% which are secured by the Company's letter of credit. Interest is at a variable rate which is reset weekly and paid monthly.

5. The book tax rate for 1998 is estimated at 37.0% compared to 38.4% recorded in the six-month period ended June 30, 1997.


Item 2.  Management's Discussion and Analysis of the
         Condensed Consolidated Financial Statements

Results of Operations
---------------------

The Company's principal customers are in the automotive, appliance, construction and manufacturing markets. The Company also sells its products to distributors and convertors. Demand in the first half of 1998 for flat rolled products, especially coated and cold rolled products, continued at strong levels with shipments of 2,260,000 tons compared to 2,320,000 tons in the first half of 1997. Shipments to automotive customers, 607,000 tons in the second quarter, were the second highest on record, and just slightly lower than the Company's record automotive shipments of 616,000 tons in the first quarter of 1998. Shipments of higher margin coated and cold rolled products for six months of 1998 increased to 67% of sales compared to 61% for the same period of the previous year, continuing the Company's emphasis on sales of value added products.

Year to date sales revenue totalled $1,200.2 million down from $1,221.4 million in the first half of 1997. Most of this reduction occurred in sales to the distributors and convertors markets as the Company did not purchase any slabs in the first quarter of 1998 and, thus, produced less hot rolled product than the year earlier period.

The following table sets forth the Company's percent of sales to various markets for the periods indicated:


                                 First Half   Year    First Half
                                    1998      1997      1997
                                  -------     ----     -------
Automotive                        63%         56%      56%
Appliance, Construction and
  Manufacturing                   15%         16%      16%
Distributors and Convertors       22%         28%      28%


The Company recorded an operating profit of $112.5 million or $50 per ton for the first half of 1998, a decrease of $12 per ton from the first half of 1997 due primarily to lower realized selling prices and higher raw material and labor cost.

Interest expense totalled $27.3 million for the first half of 1998, $13.8 million lower than the same prior year period, primarily related to the increased capitalization of interest associated with the construction of the Rockport Works facility. Capitalized interest increased by $24.9 million from the prior year period.

Net income for the first half of 1998 totalled $61.8 million compared to $73.5 million for the same period of 1997. The Company's tax rate for the first half of 1998 was 37.0% as compared with 38.4% for the first half of 1997. Diluted earnings per share in the first quarter of 1998 equalled $1.03 versus $1.18 for the comparable prior year period.

Operations at the Company's Rockport Works began June 16, 1998 with the start of the hot-dip galvanizing, galvannealing operations.

Many businesses and process control systems used in the current business environment were designed to use only two digits in the date field and, thus, may not function properly in the year 2000. Over the past several years, the Company has been assessing and modifying its own business systems to be year 2000 compliant. The Company has a plan to achieve year 2000 compliance with respect to its own business systems, including systems and user training and does not expect costs associated with that plan to be material. The Company continues to assess its process control systems, as well as data interchange with customers and suppliers for year 2000 compliance and intends to make the necessary modifications to prevent disruption. The Company is unable at this time to estimate the costs of such modifications.

Liquidity and Capital Resources
-------------------------------

The Company's liquidity needs are primarily for capital investments, working capital requirements, employee benefit obligations and interest on its indebtedness. At June 30, 1998 the Company had $433.4 million of cash, cash equivalents and short-term investments and also had $99.3 million of financing available under its $125.0 million Accounts Receivable Purchase Credit Facility.

Due to continued strong operating performance, cash flow from operations generated $81.8 million in the second quarter of 1998. For the six months ended June 30, 1998, cash provided from operating activities amounted to $138.5 million which was primarily attributable to $61.8 million of net income, the impact of working capital items, and noncash charges for depreciation and health care trust activities. Capital investments for the second quarter of 1998 totalled $216.8 million, of which $185.7 million was associated with Rockport Works. Year to date capital investments total $414.1 million with Rockport Works amounting to $353.5 million of this amount. Net cash flows used in financing totalled $12.8 million in the second quarter of 1998 as the Company paid $7.4 million of dividend payments and used $5.4 million for open market purchases of equity securities.

The Company's pension plans are fully funded on an accumulated benefit obligation basis in accordance with generally accepted accounting principles as of June 30, 1998. Funding levels in the near term (three to five years) are expected to be minimal. The Company also has available a pension funding credit balance of $298.1 million that can be used to meet future funding requirements.

At June 30, 1998 the Company's liability for postretirement benefits other than pensions totalled $566.8 million. The Company has established a health care trust as a means of prefunding this liability. The balance of the trust as of June 30, 1998 is equivalent to over two and one-half years of active and retiree health care payments.



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

In January 1996, an action was filed in the Court of Common Pleas of Butler County, Ohio on behalf of four named plaintiffs who purport to represent a class of plaintiffs consisting of all hourly employees at the Company's Middletown Works and all hourly employees of independent contractors working at the facility since June 1992. The complaint has twice been amended to add additional named plaintiffs. The plaintiffs allege negligence and intentional tort and seek compensatory and punitive damages in an unspecified amount for alleged dangerous working conditions at the Company's Middletown Works. The Company has filed motions to dismiss the suit in whole and in part. No rulings have been rendered to date on these motions. In March 1997, the Court granted plaintiffs' motion to certify a class. The Company's appeal of this decision was denied by the appellate court in June 1997. The Company has further appealed this decision to the Ohio Supreme Court and a decision is pending. In April 1997, the Company commenced a separate lawsuit in the United States District Court, Southern District of Ohio, seeking a permanent injunction staying the state court case and seeking a declaration that the state court case is preempted by federal law. On August 21, 1997, the federal court denied the motion for an injunction and ordered the parties to brief the question of its jurisdiction to hear the case. On June 2, 1998, the federal court ruled that it did not have jurisdiction, stating that the Company can more appropriately pursue its actions in the state court proceeding.

In April 1996, an action was filed in the United States District Court, Southern District of Ohio, by a number of former employees of the Company seeking certain pension and postretirement benefits which they allege were wrongly denied them when the Company outsourced their positions. On June 18, 1998, the magistrate judge issued a report and recommendation to the court granting in part and denying in part the Company's motion for summary judgment. All parties have filed objections and motions to review the magistrate judge's report and recommendation.


Item 4.   Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on May 21, 1998. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act. The following are the voting results on proposals considered and voted upon at the meeting as described in the proxy statement.

All nine nominees for Director listed in the proxy statement were elected.


                               For             Withheld
                               ---             --------
Allen Born                 52,964,167           305,279
John A. Georges            52,963,013           306,433
Dr. Bonnie Guiton Hill     52,961,269           308,177
Robert H. Jenkins          52,963,667           305,779
Lawrence A. Leser          52,963,487           305,959
Robert E. Northam          52,962,102           307,344
Cyrus Tang                 52,964,667           304,779
Dr. James A. Thomson       52,964,307           305,139
Richard M. Wardrop, Jr.    52,964,587           304,859



A proposal to amend the Corporation's Stock Incentive Plan (i) to increase (to a total of 11,000,000 shares) the number of shares with respect to which options and restricted stock awards may be granted thereunder and (ii) to extend the term of the plan for an additional four years (to December 31, 2007) was approved by the affirmative vote of the holders of 37,684,467 shares. An aggregate of 8,809,383 shares voted against the proposal, 37,702 shares abstained, and 6,737,895 shares were the subject of broker non-votes.

A proposal to approve the material terms of the Corporation's Annual Management Incentive Plan was approved by the affirmative vote of the holders of 52,528,161 shares. An aggregate of 702,441 shares voted against the proposal and 38,845 shares abstained.

A proposal to approve the material terms of the Corporation's Long-Term Performance Plan was approved by the affirmative vote of the holders of 52,093,403 shares. An aggregate of 1,138,372 shares voted against the proposal and 37,671 shares abstained.

A proposal to amend the Certificate of Incorporation of the Corporation to increase the number of shares of common stock authorized for issuance was approved by the affirmative vote of the holders of 32,760,276 shares. An aggregate of 20,478,622 shares were voted against the proposal and 30,549 shares abstained.


Item 6.   Exhibits and Reports on Form 8-K

          A.  Exhibits - None

          B.  Form 8-K

              Earnings Release                    April 8, 1998

              Certificate of Amendment of
              Certificate of Incorporation        May 27, 1998

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the following duly authorized persons.



                                 AK Steel Holding Corporation
                                 ----------------------------
                                 (Registrant)




Date   July 20, 1998            /s/ James L. Wainscott
       --------------            --------------------------------
                                    Vice President, Treasurer and
                                    Chief Financial Officer



Date  July 20, 1998             /s/  Donald B. Korade
      --------------             --------------------------------
                                     Donald B. Korade
                                     Controller