Form 10-Q
period 1998-09-30
AK STEEL HOLDING CORP
filed 1998-10-26
CIK 918160

              SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934


For the quarter ended September 30, 1998  Commission File No. 1-13696


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


                           58,959,922 shares of common stock
                           ---------------------------------
                           (as of October 26, 1998)

            (This page intentionally left blank.)

                      AK STEEL HOLDING CORPORATION

                               INDEX



PART I. FINANCIAL INFORMATION                                 Page
                                                              ----
Item 1. Financial Statements

        Condensed Consolidated Statements of Income -
          Three-Month and Nine-Month Periods Ended
          September 30, 1997 and 1998                          2

        Condensed Consolidated Balance Sheets -
          December 31, 1997 and September 30, 1998             3

        Condensed Consolidated Statements of Cash Flows -
          Nine-Month Periods Ended September 30, 1997 and
          1998                                                 4


        Notes to Condensed Consolidated Financial Statements   5


Item 2. Management's Discussion and Analysis of the
          Condensed Consolidated Financial Statements          6



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                     7

Item 4.  Submission of Matters to a Vote of Security Holders   8

Item 6.  Exhibits and Reports on Form 8-K                      8

Signatures                                                    9

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements




                      AK STEEL HOLDING CORPORATION

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (dollars in millions, except per share data)


                             Three Months Ended Nine Months Ended
                               September 30,      September 30,
                             -----------------  ----------------
                              1997       1998    1997     1998
                              ----       ----    ----     ----
Net Sales                     $598.6     $557.0  $1,820.0 $1,757.2

Cost of products sold          482.3      476.8   1,463.9  1,463.4
Selling and administrative
  expenses                      28.1       30.7      84.8     89.4
Depreciation                    19.8       26.3      59.7     68.7
                               -----     ------   -------  -------
Total operating costs          530.2      533.8   1,608.4  1,621.5

Operating profit                68.4       23.2     211.6    135.7

Interest expense                18.7       13.2      59.8     40.5
Other income                     9.9        3.7      27.2     16.6
                               -----     ------   -------  -------

Income before income taxes      59.6       13.7     179.0    111.8

Current income tax provision    11.7        2.6      35.8     25.2
Deferred income tax provision   10.9        1.8      32.7     15.5
                                -----     ------  -------  -------

Net income                      37.0        9.3     110.5     71.1


Other comprehensive income,
net of tax:
  Unrealized gains/(losses)
  on securities:
    Unrealized holding gains/
    (losses) arising during
    period                       2.1       (2.5)      2.1     (1.9)
    Less: reclassification
    adjustment for gains/(losses)
          included in net income -          0.7        -      0.8
                               -----     ------   -------  ------
Comprehensive income           $39.1     $  6.1   $ 112.6  $ 68.4
                               -----     ------   -------  ------
                               -----     ------   -------  ------

Earnings per share: (Note 2)
 Basic earnings per share      $ .64     $ .16    $ 1.92   $ 1.20
 Diluted earnings per share    $ .59     $ .16    $ 1.78   $ 1.19

Cash dividends per common      $ .10     $ .125   $  .30   $  .375
 share

Common shares and common stock
 options outstanding (weighted
 average in millions):
   For basic earnings per share 53.5      59.1       53.5    59.4
   For diluted earnings per
    share                       62.3      59.3       62.1    59.7


-----------------------
See notes to condensed consolidated financial statements.

1997 restated for a two-for-one common stock spilt effective November
17, 1997.





                          AK STEEL HOLDING CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (dollars in millions)


ASSETS                                     December 31, September 30,
                                              1997          1998
                                           -----------  ------------
Current Assets:
  Cash and cash equivalents                $ 348.2      $ 123.9
  Short-term investments                     257.9         79.8
  Accounts receivable, net (Note 4)          241.5        251.2
  Inventories: (Note 3)
     Finished and semi-finished              216.5        245.8
     Raw materials                           148.7        177.9
                                           -------      -------
       Total inventories, net                365.2        423.7
  Other current assets                         8.8          9.2
                                           -------      -------
    Total Current Assets                   1,221.6        887.8
                                           --------     -------

Property, Plant and Equipment              2,219.2      2,804.0
 Less accumulated depreciation              (626.5)      (651.0)
                                           --------     -------
 Property, plant and equipment, net        1,592.7      2,153.0
                                           -------      -------

Prepaid Pension                              159.2        167.5
Other                                        110.8         72.2
                                           -------      -------

TOTAL ASSETS                              $3,084.3     $3,280.5
                                           -------      -------
                                           -------      -------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                         $ 375.6      $ 320.0
  Other accruals                             158.0        216.1
  Current portion of deferred taxes           29.7         19.6
  Current portion of long-term debt
   (Note 4)                                    -             -
  Current portion of pension obligation        0.1          0.1
  Current portion of postretirement benefit
   obligation                                  -             -
                                           -------      -------
     Total Current Liabilities               563.4        555.8
                                           -------      -------
Noncurrent Liabilities:
  Long-term debt (Note 4)                    997.5      1,145.0
  Pension obligation                           -             -
  Postretirement benefit obligation          554.1        573.1
  Deferred taxes                              30.3         56.4
  Other liabilities                           59.4         60.1
                                           -------      -------
     Total Noncurrent Liabilities          1,641.3      1,834.6
                                           -------      -------

TOTAL LIABILITIES                          2,204.7      2,390.4
                                           -------      -------

Stockholders' Equity:
 Common stock, authorized 200,000,000
  shares of $.01 par value each, issued
  1997, 63,503,718 shares, 1998, 63,805,421
  shares; outstanding 1997, 60,808,922
  shares, 1998, 58,959,922 shares              0.6          0.6
 Additional paid-in capital                  716.8        720.0
 Treasury Stock, common shares at cost,
  1997, 2,694,796 shares, 1998, 4,845,499
 shares                                      (48.2)       (87.8)
 Retained earnings                           208.3        257.2
 Accumulated other comprehensive income        2.1          0.1
                                           -------      -------
TOTAL STOCKHOLDERS' EQUITY                   879.6        890.1
                                           --------     -------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                  $3,084.3     $3,280.5
                                           --------     -------
                                           --------     -------

--------------------
See notes to condensed consolidated financial statements.



                           AK STEEL HOLDING CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in millions)


                                                Nine Months Ended
                                                  September 30,
                                                ------------------
                                                1997          1998
                                                ----          ----
NET CASH FLOWS FROM OPERATING ACTIVITIES        $366.4        $118.8
                                                ------        ------


CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital investments                            (365.8)       (629.0)
 Change in short-term investments                (81.3)        178.1
 Other                                           (17.3)         21.8
                                                ------        ------
    NET CASH FLOWS FROM INVESTING ACTIVITIES    (464.4)       (429.1)
                                                ------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock           6.8           0.7
  Proceeds from issuance of long-term debt       122.5         147.5
  Preferred stock dividends paid                  (7.8)          -
  Common stock dividends paid                    (16.0)        (22.4)
  Purchase of common stock, held in treasury      (9.5)        (39.6)
  Purchase of preferred stock, retired            (3.1)          -
  Underwriting discount and fees                  (6.0)         (0.2)
                                                ------        ------
   NET CASH FLOWS FROM FINANCING ACTIVITIES       86.9          86.0
                                                ------        ------


NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                     (11.1)       (224.3)

Cash and cash equivalents, beginning of period   523.1         348.2
                                                ------        ------
Cash and cash equivalents, end of period        $512.0        $123.9
                                                ------        ------
                                                ------        ------



Supplemental disclosure of cash flow information:
------------------------------------------------

Cash paid during the period for:
  Interest                                      $ 45.1        $ 55.2
  Interest capitalized                           (11.9)        (45.9)
  Income taxes                                    32.0          19.2


--------------------
See notes to condensed consolidated financial statements.


AK STEEL HOLDING CORPORATION
----------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)
----------------------------------------------------

1.   Basis of Presentation
In the opinion of the management of AK Steel Holding Corporation ("AK Holding") and AK Steel Corporation ("AK Steel", collectively, the "Company"), the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1998, and the results of its operations for the three-month and nine-month periods ended September 30, 1997 and 1998. The results of operations and financial position of AK Steel approximate the results and financial position of AK Holding. The results of operations for the nine-month period ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the years ended December 31, 1996 and 1997.

2.  Earnings Per Share

                                 Three Months Ended Nine Months Ended
                                    September 30,     September 30,
                                 ------------------ -----------------
                                   1997      1998    1997     1998
                                   ----      ----    ----     ----
Basic earnings per share
 Net income                        $37.0     $ 9.3   $110.5   $ 71.1
 Less preferred stock dividends
 paid                                2.5        -       7.7      -
                                   -----     -----   ------   ------
 Net income applicable to common
 shareholders                      $34.5     $ 9.3   $102.8   $ 71.1
                                   -----     -----   ------   ------
                                   -----     -----   ------   ------

 Number of common shares
  outstanding
  (weighted average in millions)    53.5      59.1    53.5     59.4
                                   -----     -----   -----    -----
                                   -----     -----   -----    -----

  Basic earnings per share         $ .64     $ .16   $1.92    $1.20
                                   -----     -----   -----    -----
                                   -----     -----   -----    -----

Diluted earnings per share:
  Net income                       $37.0     $ 9.3   $110.5   $ 71.1
                                   -----     -----   -----    -----
                                   -----     -----   -----    -----

 Shares (weighted average in
 millions):
  Number of common shares
  outstanding                       53.5      59.1    53.5     59.4
  Number of common stock options
  outstanding                         .6        .2      .4       .3
  Assuming conversion of preferred
  stock                              8.2        -      8.2       -
                                   -----     -----   ------   ------
  Number of common shares
  outstanding as adjusted           62.3      59.3    62.1     59.7
                                   -----     -----   ------   ------
                                   -----     -----   ------   ------

Diluted earnings per share         $ .59     $ .16   $1.78    $1.19
                                   -----     -----   -----    -----
                                   -----     -----   -----    -----




3. Inventories are valued at the lower of cost or market. The cost of the majority of inventories is measured on the last in, first out (LIFO) method. Other inventories are measured principally at average cost.

4. As of September 30, 1998, AK Steel Receivables, Inc. ("AKR") had not sold accounts receivable to any participating banks under its Receivables Purchase and Servicing Agreement although $25.7 letters of credit had been issued. AKR had a sufficient pool of eligible receivables that could be sold to utilize the available capacity of the participating banks' commitments.

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

Item 2.  Management's Discussion and Analysis of the
         Condensed Consolidated Financial Statements

Results of Operations
---------------------

The Company's principal customers are in the automotive, appliance, construction and manufacturing markets. The Company also sells its products to distributors and convertors. Third quarter shipments totalled 1,067,000 tons, approximately 100,000 tons lower than second quarter shipments. Product mix continues to improve as coated and cold rolled products increased to 73% of total shipments. Operating results in the third quarter of 1998 were negatively impacted by the General Motors work stoppage, a planned twenty day Blast Furnace outage at the Company's Middletown Works, and lower realized selling prices particularly in the hot rolled product market. Record levels of imported hot rolled steel severely eroded the market price for non-contract spot steel sales.

For the year, shipments of higher margin coated and cold rolled products increased to 69% of shipments compared to 62% for the same period of the previous year, continuing the Company's emphasis on increasing the mix of value added products. On September 12, 1998, the Company's Rockport Works continuous carbon/stainless cold mill began operations. The hot-dip galvanizing and galvannealing line began operations on June 16, 1998.

The following table sets forth the Company's percent of sales to various markets for the periods indicated:



                                    Nine Months Ended
                                       September 30,
                                    ------------------     Year
                                    1997          1998     1997
                                    ----          ----     ----

Automotive                          55%           60%      56%
Appliance, Construction and
 Manufacturing                      16%           17%      16%
Distributors and Convertors         29%           23%      28%


The Company recorded an operating profit of $135.7 million or $41 per ton for the first nine months of 1998, a decrease of $20 per ton from the first nine months of 1997 due primarily to lower realized selling prices and higher raw material and labor costs.

Interest expense totalled $40.5 million for the first nine months of 1998, $19.3 million lower than the same prior year period, primarily related to the increased capitalization of interest associated with the construction of the Rockport Works facility. Capitalized interest increased by $34.0 million from the prior year period.

Net income for the first nine months of 1998 totalled $71.1 million compared to $110.5 million for the same period of 1997. Diluted earnings per share in the first nine months of 1998 equalled $1.19 versus $1.78 for the comparable prior year period.

Year 2000 Issue
---------------

The Year 2000 issue arises from the design of computer operating systems and computer software programs which recognize only two digits in the date field and, as a result, may interpret "00" incorrectly as the Year 1900 instead of as the Year 2000. Such incorrect recognition has the potential to disrupt both business systems and process control systems, of which the latter could directly impact the manufacturing process.

The Company has assessed and is modifying or upgrading its business systems to be Year 2000 compliant. The Company, with the assistance of outside consultants, is currently assessing and will modify or upgrade, as necessary, its process control systems to be Year 2000 compliant. The Company plans to achieve Year 2000 compliance with respect to its business systems and process control systems, including testing, by September 30, 1999.

In addition, the Company has responded to numerous customer inquiries on the Year 2000 issue. Inquiries have also been made of the Company's major suppliers as to their Year 2000 readiness. Electronic data interchange testing with customers and suppliers is expected to be completed by September 30, 1999.

The Company currently estimates its expenditures for Year 2000 compliance will approximate $5 million. Additional expenditures, if any, beyond this amount could be required based on the nature and extent of required modifications or upgrades to process control systems, the evaluation of which is underway.

Numerous factors could cause the expected cost and completion dates to differ from the above estimates. Contingency plans, if needed, would be developed prior to January 1, 2000. However, the Company currently believes that the Year 2000 issue will not have a material adverse impact on the Company's financial condition or results of operations.

Liquidity and Capital Resources
-------------------------------

The Company's liquidity needs are primarily for capital investments, working capital requirements, employee benefit obligations and interest on its indebtedness. At September 30, 1998, the Company had $203.7 million of cash, cash equivalents and short-term investments and also had $99.3 million of financing available under its $125.0 million Accounts Receivable Purchase Credit Facility.

Cash flow from operations was a usage of $19.8 million in the third quarter of 1998. For the nine months ended September 30, 1998, cash provided from operating activities amounted to $118.8 million which was primarily attributable to $71.1 million of net income, noncash charges for depreciation and health care trust activities and the impact of working capital items. Capital investments for the third quarter of 1998 totalled $214.9 million, of which $142.8 million was associated with Rockport Works. Year to date capital investments total $629.0 million with Rockport Works totalling $468.4 million of this amount. Net cash flows used in financing totalled $11.4 million in the third quarter of 1998 as the Company paid $7.5 million of dividend payments and used $4.1 million for open market purchases of equity securities.

The Company's pension plans are fully funded on an accumulated benefit obligation basis in accordance with generally accepted accounting principles as of September 30, 1998. Funding levels in the near term (three to five years) are expected to be minimal. The Company also has available a pension funding credit balance of $298.1 million that can be used to meet future funding requirements.

At September 30, 1998, the Company's liability for postretirement benefits other than pensions totalled $573.1 million. The Company has established a health care trust as a means of prefunding this liability. The balance of the trust as of September 30, 1998, is equivalent to over two years of active and retiree health care payments.


Other
-----

On October 12, 1998, the Company and two divisions of Mexican steel producer Hylsamex have signed letters of intent that would assist the Company in supplying, marketing and distributing its products in Mexico. The letters of intent also enable Hylsamex and the Company to jointly market their respective products to their mutual customer base.

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

In January 1996, an action was filed in the Court of Common Pleas of Butler County, Ohio on behalf of four named plaintiffs who purport to represent a class of plaintiffs consisting of all hourly employees at the Company's Middletown Works and all hourly employees of independent contractors working at the facility since June 1992. The complaint has twice been amended to add additional named plaintiffs. The plaintiffs allege negligence and intentional tort and seek compensatory and punitive damages in an unspecified amount for alleged dangerous working conditions at the Company's Middletown Works. In March 1997, the Court granted plaintiffs' motion to certify a class. The Company's appeal of this decision to the Ohio Supreme Court was denied on July 29, 1998. The Court of Common Pleas has set a new discovery schedule and a trial date of March 2000.

In April 1996, an action was filed in the United States District Court, Southern District of Ohio, by a number of former employees of the Company seeking certain pension and postretirement benefits which they allege were wrongly denied them when the Company outsourced their positions. On June 18, 1998, the magistrate judge issued a report and recommendation to the court granting in part and denying in part the Company's motion for summary judgment. On September 18, 1998, the court adopted the magistrate judge's report and recommendation and referred the parties to mediation. Trial is scheduled for February 1999.

On January 20, 1998, judgment was entered by the United States District Court, Southern District of Ohio, against the Company in the amount of $6.5 million following a jury trial in a disability discrimination lawsuit brought by a former employee. On January 30, 1998, the Company moved for judgment in its favor as a matter of law, reduction of the damages, and a new trial. On August 7, 1998, the court temporarily stayed all post-trial motions pending mediation, which is set for October 23, 1998.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 6.   Exhibits and Reports on Form 8-K

          A.  Exhibits - None

          B.  Form 8-K

                      Earnings Release          July 21, 1998

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the following duly authorized persons.



                                    AK Steel Holding Corporation
                                    ----------------------------
                                    (Registrant)


Date   October 26, 1998               /s/  James L. Wainscott
       ----------------               ----------------------------
                                      James L. Wainscott
                                      Vice President, Treasurer and
                                      Chief Financial Officer




Date  October 26, 1998                /s/  Donald B. Korade
      ----------------                ---------------------------
                                      Donald B. Korade
                                      Controller