Form 10-K
period 1998-12-31
AK STEEL HOLDING CORP
filed 1999-01-26
CIK 918160

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 ------------
                                   FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the fiscal year ended December 31, 1998.
                                      OR

[_] Transition Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from        to        .

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

      Registrant's telephone number, including area code: (513) 425-5000

          Securities Registered Pursuant to Section 12(b) of the Act:

           Title of Each Class       Name of Each Exchange on  Which Registered
           -------------------       ------------------------------------------
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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  YES     NO  X  .

  Aggregate market value of the registrant's voting stock held by non-affiliates at January 22, 1999: $1,092,324,676.

  At January 22, 1999 there were 59,046,316 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant's definitive proxy statement for the annual meeting of stockholders to be held May 20, 1999, (the "1999 Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 1998.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          AK Steel Holding Corporation

                               Table of Contents

                                                                            Page
Item 1.  Business.........................................................     1
Item 2.  Properties.......................................................     4
Item 3.  Legal Proceedings................................................     4
Item 4.  Submission of Matters to a Vote of Security Holders..............     5
Item 5.  Market for Registrant's Common Equity and Related Stockholder
 Matters..................................................................     7
Item 6.  Selected Financial Data..........................................     8
Item 7.  Management's Discussion and Analysis of Financial Condition and
 Results of Operations....................................................     9
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.......    13
Item 8.  Financial Statements and Supplementary Data......................    14
Item 9.  Changes in and Disagreements with Accountants....................    32
Item 10. Directors and Executive Officers of the Registrant...............    32
Item 11. Executive Compensation...........................................    32
Item 12. Security Ownership of Certain Beneficial Owners and Management...    32
Item 13. Certain Relationships and Related Transactions...................    32
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 10-K.    32

                                    PART I

Item 1. Business.

General

  AK Steel Holding Corporation, through its wholly-owned subsidiary, AK Steel Corporation (collectively, the "Company"), is a fully-integrated producer of flat rolled carbon steel. The Company concentrates on the production of premium quality coated, cold rolled and hot rolled carbon steel primarily for sale to the automotive, appliance, construction and manufacturing markets. The Company also cold rolls and aluminum coats stainless steel for automotive industry customers. During 1998, the Company's shipments totalled 4,601,600 tons, of which 3,131,600 tons, or approximately 68%, up from 62% the prior year, consisted of value-added coated and cold rolled carbon steel products, reflecting the increasing benefits of the Company's Rockport Works facility.

  The Company has earned a reputation, particularly among high-end customers, for consistent product quality and superior service, receiving numerous customer quality awards. The Company is registered under the ISO 9002 international quality standard and certified under the QS 9000 quality assurance program used by domestic automotive manufacturers.

Operations

  The Company conducts operations at its Middletown Works in Middletown, Ohio, its Ashland Works in Ashland, Kentucky and its Rockport Works near Rockport, Indiana. The Rockport Works, a state-of-the-art finishing facility currently completing construction on a 1,700 acre site in Spencer County, Indiana, began operating a hot-dip galvanizing and galvannealing line on June 16, 1998 and a continuous cold rolling mill on September 12, 1998. For further information with respect to these facilities, see Item 2. Properties.

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

                                                                   Years Ended
                                                                   December 31,
                                                                  --------------
                                                                  1996 1997 1998
                                                                  ---- ---- ----
   Automotive.................................................... 55%  56%  60%
   Appliance, Construction and Manufacturing..................... 15%  16%  17%
   Distributors and Convertors................................... 30%  28%  23%

  Consistent with management's strategy of concentrating on the high-end of the flat rolled carbon steel market, shipments to the automotive market have increased steadily in recent years. A major factor contributing to this increase has been the growth in the number of U.S.-based plants of foreign automotive manufacturers. The Company supplies coated, cold rolled and hot rolled steel to nearly all of these producers and is a major supplier to General Motors, Ford Motor Company and DaimlerChrysler AG. Shipments to General Motors, the

Company's largest customer, accounted for approximately 17%, 18% and 19% of net sales in 1996, 1997 and 1998, respectively. Shipments to Ford accounted for approximately 13% of net sales in 1998. No other customer accounted for more than 10% of net sales for any of these years.

  The appliance, construction and manufacturing markets consist principally of the home appliance market, heating, ventilation and air conditioning market and the lighting industry. Distributors and convertors, the third category of the Company's primary markets, purchase primarily hot rolled and cold rolled products and may process these further or sell them directly to third parties.

  On December 10, 1998, the Company and two divisions of Mexican steel producer Hylsamex, completed definitive agreements that will enable them to jointly market their respective products to serve customers in the United States, Mexico and Central and South America.

Raw Materials

  The principal raw materials and commodities required in the Company's manufacturing operations are coal, iron ore, electricity, natural gas, oxygen, scrap metal, zinc, limestone and other commodity materials, all of which are purchased at competitive or prevailing market prices. Adequate sources of supply exist for all of the Company's raw material requirements.

Employees

  As of December 31, 1998, the Company had approximately 5,800 active employees, of whom approximately 54% were represented by the Armco Employees Independent Federation, Inc. (the "AEIF"), 17% by the United Steelworkers of America (the "USWA") and 6% by the Oil, Chemical and Atomic Workers Union (the "OCAW"). The AEIF represents all hourly employees and certain nonexempt salaried employees at the Middletown Works. The USWA represents hourly steelmaking employees and certain nonexempt salaried employees at the Ashland Works. The OCAW represents hourly employees at the Ashland Works coke manufacturing facility.

  The Company's existing labor contracts are scheduled to expire as follows:
AEIF--February 29, 2000, USWA--September 1, 2000, and OCAW--April 1, 2001.

Competition

  The Company competes with domestic and foreign flat rolled carbon steel producers and producers of plastics, aluminum and other materials that can be used in place of flat rolled carbon steel in manufactured products. Price, service, delivery and quality are the primary competitive factors faced by the Company, and vary in importance according to the category of product and customer requirements.

  Domestic steel producers face significant competition from foreign producers who typically have lower labor costs. In addition, many foreign steel producers are owned, controlled or subsidized by their governments and their decisions with respect to production and sales may be influenced more by political and economic policy considerations than by prevailing market conditions.

  On September 30, 1998, complaints were filed with the U.S. International Trade Commission ("ITC") by several U.S. steel companies and the USWA that hot rolled carbon steel was being dumped in the U.S. Market at below fair market prices. On November 13, 1998 the ITC voted affirmatively in the preliminary determination of question of injury and on November 23, 1998 the Department of Commerce announced an affirmative finding of critical circumstances on the Japanese and Russian cases. A finding that unfairly traded imports have caused injury to domestic producers could result in tariffs that may slow imports.

Environmental Matters

  Domestic steel producers, including the Company, are subject to stringent federal, state and local laws and regulations relating to the protection of human health and the environment.

  The Company has expended the following for environmental related capital investments and environmental compliance:

                                                                 Years Ended
                                                                December 31,
                                                              -----------------
                                                              1996  1997  1998
                                                              ----- ----- -----
                                                                (in millions)
   Environmental related capital investments................. $ 6.1 $ 4.3 $18.8
   Environmental compliance costs............................  53.6  52.9  65.2

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

 Environmental Proceedings

  In 1991, the Ohio Environmental Protection Agency notified the Company that it had referred to the Ohio Attorney General for potential enforcement action certain alleged violations of Ohio's water discharge and hazardous waste regulations at the Middletown Works. Although the Company believes it has a strong basis for contesting the alleged violations, it is in the process of negotiating a consent order with the Ohio Attorney General that will address the state's concerns.

  Subsequent to a multi-media inspection of Middletown Works during the fall of 1996, U.S. EPA Region V has notified the Company that legal proceedings have been initiated alleging violations of clean air and clean water act regulations. The Company is having discussions with Region V and the Department of Justice concerning these matters.

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

Item 2. Properties.

  The Company's corporate headquarters is located in Middletown, Ohio. The Company conducts operations at its Middletown Works in Middletown, Ohio, its Ashland Works in Ashland, Kentucky and its Rockport Works in Spencer County, Indiana. Coke manufacturing plants, blast furnaces, basic oxygen furnaces and continuous casters are located at Ashland and Middletown. The Company has a hot rolling mill, cold rolling mill, pickling lines, annealing facilities and temper mills as well as four of its coating lines located at the Middletown Works, and one additional coating line located at the Ashland Works. All of these facilities are owned and together comprise approximately 5,400 acres of land.

  The Rockport Works, currently completing construction, is located on a 1,700 acre site in Spencer County, Indiana near the Ohio river community of Rockport. The facility consists of a state-of-the-art continuous cold rolling mill, a hot dip galvanizing and galvannealing line, a continuous carbon and stainless steel pickling line, a stainless steel annealing and pickling line, hydrogen annealing facilities and a temper mill. The first production component, the hot dip galvanizing and galvannealing line began operations on June 16, 1998. The continuous cold rolling mill began operations on September 12, 1998. The remaining facilities are scheduled to begin operations in a staggered fashion during 1999.

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

  Under the authority of CERCLA, the Kentucky Department of Environmental Protection conducted a comprehensive review of the waste management control systems and handling practices at the Ashland Works coke department and steelmaking facility in July, August and September 1991. As a result of this inspection, the Kentucky Natural Resources and Environmental Protection Cabinet instituted an administrative proceeding against the Company in November 1993, alleging certain regulatory violations. The Company has entered into non-binding mediation with the Kentucky Cabinet for Natural Resources and Environmental Protection.

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

  In January 1996, an action was filed in the Court of Common Pleas of Butler County, Ohio on behalf of four named plaintiffs who purport to represent a class of plaintiffs consisting of all hourly employees at the Company's Middletown Works and all hourly employees of independent contractors working at the facility since June 1992. The complaint has twice been amended to add additional named plaintiffs. The plaintiffs allege negligence and intentional tort and seek compensatory and punitive damages in an unspecified amount for alleged dangerous working conditions at the Company's Middletown Works. In March 1997, the Court granted plaintiffs' motion to certify a class. The Company's appeal of this decision to the Ohio Supreme Court was denied on July 29, 1998. The Court of Common Pleas has set a new discovery schedule and a trial date of March 2000. On November 2, 1998, the Company filed motions in the trial court for an order vacating class certification and for partial summary judgment on the grounds of federal preemption. Both motions are pending.

  In April 1996, an action was filed in the United States District Court, Southern District of Ohio, by a number of former employees of the Company seeking certain pension and postretirement benefits which they allege were wrongly denied them when the Company outsourced their positions. On June 18, 1998, the magistrate judge issued a report and recommendation to the court granting in part and denying in part the Company's motion for summary judgment. On September 18, 1998, the court adopted the magistrate judge's report and recommendation, and referred the parties to mediation. Mediation is in progress. Trial is scheduled for March 1999.

  On January 20, 1998, judgment was entered by the United States District Court, Southern District of Ohio, against the Company in the amount of $6.5 million following a jury trial in a disability discrimination lawsuit brought by a former employee. On January 30, 1998, the Company moved for judgment in its favor as a matter of law, reduction of the damages and a new trial. On August 7, 1998, the court temporarily stayed all post-trial motions pending mediation, which is in progress.

Item 4. Submission of Matters to a Vote of Security Holders.

  None.

Executive Officers of the Company

  The following table sets forth the name, age and principal position with the Company of each of its executive officers as of January 22, 1999:

   Name                   Age               Positions with the Company
   ----                   ---               --------------------------
Richard M. Wardrop, Jr..   53 Chairman of the Board and Chief Executive Officer
James L. Wareham........   59 President
Richard E. Newsted......   41 Executive Vice President, Commercial
John G. Hritz...........   44 Executive Vice President, General Counsel and Secretary
Michael T. Adams........   42 Vice President, Manufacturing
Michael P. Christy......   42 Vice President, Purchasing and Transportation
Thomas C. Graham, Jr....   44 Vice President, Research and Engineering
Brenda S. Harmon........   47 Vice President, Human Resources
Alan H. McCoy...........   47 Vice President, Public Affairs
James W. Stanley........   54 Vice President, Safety and Health
James L. Wainscott......   41 Vice President, Treasurer and Chief Financial Officer
James F. Walsh..........   45 Vice President, Corporate Development
Donald B. Korade........   56 Controller

  Richard M. Wardrop, Jr. has been Chairman of the Board of the Company since January 1997. He has been a director since March 1995 and Chief Executive Officer since May 1995. Mr. Wardrop also served as President of the Company from April 1994 until March 1997. From June 1992 to April 1994, Mr. Wardrop served as Vice President, Manufacturing of the Company's predecessor, Armco Steel Company, L.P.

  James L. Wareham has been President since March 1997. Prior to joining the Company, Mr. Wareham was Chairman, President and Chief Executive Officer of Wheeling Pittsburgh Steel Corporation as well as President of WHX Corporation, the parent company of Wheeling Pittsburgh Steel Corporation.

  Richard E. Newsted was named Executive Vice President, Commercial in July 1998. From May 1997 until that date, Mr. Newsted had been Executive Vice President, Chief Financial Officer of the Company. He had been Senior Vice President, Chief Financial Officer of the Company from August 1994 to May 1997 and was Treasurer from August 1994 through March 1995. From January 1993 until June 1994, Mr. Newsted was Vice President, Chief Financial Officer and Secretary of National Steel Corporation.

  John G. Hritz was named Executive Vice President, General Counsel and Secretary in January 1999. From May 1998 until that date, Mr. Hritz had been Senior Vice President, General Counsel and Secretary of the Company. Prior to that Mr. Hritz had been Vice President, General Counsel and Secretary of the Company since August 1996. Mr. Hritz joined the Company in 1989 as Counsel in the Law Department, and was named Assistant General Counsel in 1993 and Assistant Secretary in 1994. Since June 1996, Mr. Hritz also has had responsibility for the Company's employee and labor relations and environmental affairs. In January 1999 Mr. Hritz assumed responsibility for the Company's research and engineering.

  Michael T. Adams was named Vice President, Manufacturing in July 1998. From October 1995 until that date, Mr. Adams served as General Manager, Manufacturing of the Company's Middletown Works facility. Prior to that Mr. Adams held various manufacturing and engineering positions within the Company.

  Michael P. Christy has been Vice President, Purchasing and Transportation since November 1998. From January 1998 until that date, Mr. Christy had been Vice President, Purchasing and Financial Analysis. Mr. Christy was named Director, Purchasing and Financial Analysis in May 1997 after having served as Director, Financial Planning and Analysis since June 1996. Prior to that Mr. Christy held various positions in finance, planning and operations at National Steel Corporation.

  Thomas C. Graham, Jr. has been Vice President, Research and Engineering since June 1996. From early 1994 until that date, he was General Manager Sales, Construction for National Steel Corporation, having previously held various positions in Project Engineering, Process and Technology, and Operations Management at that company.

  Brenda S. Harmon has been Vice President, Human Resources since January 1998. Mrs. Harmon had been General Manager, Human Resources since September 1996, after having been named Corporate Manager, Human Resources in March 1995. Prior to that Mrs. Harmon held various positions within the Company's Human Resources Department.

  Alan H. McCoy has been Vice President, Public Affairs since January 1997. From March 1994 until that date, Mr. McCoy served as General Manager, Public Relations. Prior to that Mr. McCoy held various positions within the Company's Public Relations Department.

  James W. Stanley has been Vice President, Safety and Health since January 1996. Prior to joining the Company, Mr. Stanley held various management positions with the U.S. Department of Labor's Occupational Safety and Health Administration since its inception in 1971.

  James L. Wainscott was named Vice President, Treasurer and Chief Financial Officer in July 1998. From April 1995 until that date, Mr. Wainscott had been Vice President and Treasurer of the Company. For more than ten years prior to joining the Company, Mr. Wainscott held various financial positions with National Steel Corporation.

  James F. Walsh was named Vice President, Corporate Development in July 1998. From January 1996 until that date, Mr. Walsh had been Vice President, Manufacturing of the Company. Mr. Walsh joined the Company in January 1993 as Manager, Maintenance Technology, and in April 1994 was named General Manager, Middletown Works. He was elected Vice President, Research and Design Engineering in August 1995.

  Donald B. Korade has been Controller since September 1995. Mr. Korade was Assistant Controller, Financial Accounting from June 1989 until September 1995. Prior to that date, Mr. Korade held various positions within the Company's Finance organization.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

  The Company's Common Stock has been listed on the New York Stock Exchange since April 5, 1995 (symbol: AKS). In October 1997, the Company's Board of Directors authorized a two-for-one stock split of its outstanding Common Stock effective November 17, 1997. The number of shares, share prices, earnings per share and dividends per share have been restated for the two-for-one Common Stock split. The table below sets forth, for the calendar quarters indicated, the reported high and low sale prices of the Common Stock.

   1997                                                        High       Low
   ----                                                      --------  ---------
     First Quarter.......................................... $20 11/16 $17 1/2
     Second Quarter.........................................  22 3/16   17 3/4
     Third Quarter..........................................  24 1/32   20 9/16
     Fourth Quarter.........................................  22 5/8    16 1/8
   1998                                                        High       Low
   ----                                                      --------  ---------
     First Quarter.......................................... $21 5/8   $16 1/16
     Second Quarter.........................................  22 3/16   16 11/16
     Third Quarter..........................................  18 7/8    13 5/8
     Fourth Quarter.........................................  23 3/4    14 1/2

  As of January 22, 1999, there were 59,046,316 shares of Common Stock outstanding and held of record by 301 stockholders. Because many of these shares were held by depositories, brokers and other nominees, the number of record holders is not representative of the number of beneficial holders.

  On May 15, 1996, the Board of Directors approved a plan to repurchase, from time-to-time, up to $100.0 million of the Company's outstanding equity securities. The following table is a summary of the purchases under that plan:

                                             Number
                                 Year      of shares*      Amount      Per Share*
                                 ----    --------------  ----------  --------------
                                (dollars in millions, except per share amounts)
   Common Stock...............      1997      1,409,050       $26.7         $18.96
                                    1998      2,121,500        38.4          18.12
   Preferred Stock............      1996        625,195        12.8          20.50
                                    1997        163,799         3.1          19.12
                                         --------------  ----------
   Total Program..............                4,319,544       $81.0
                                         ==============  ==========

--------
*On a post-split basis.

  In addition, on October 16, 1997, the Company redeemed its remaining outstanding 4,750,774 Shared Appreciation Income Linked Securities ("SAILS"), in exchange for the issuance of 8,191,284 shares of Common Stock on a post-split basis.

  The Company has paid quarterly dividends on its Common Stock since November 15, 1995. In 1997, dividends at the rate of $0.10 per share were paid on February 15, May 15, August 15 and a dividend of $0.125 per share was paid on November 17 after the Company's Board of Directors authorized a 25% increase in the annual dividend rate. In 1998, a dividend of $0.125 per share was paid on February 17, May 15, August 17 and November 16. The declaration and payment of cash dividends is subject to restrictions imposed by the instruments governing its senior debt. At December 31, 1998, the Company had adequate amounts available for the payment of cash dividends.

Item 6. Selected Financial Data.

  The following selected historical consolidated financial data for each of the five years in the period ended December 31, 1998 have been derived from the Company's audited consolidated financial statements. The selected historical consolidated financial data presented herein are qualified in their entirety by, and should be read in conjunction with, the consolidated financial statements of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                             Years Ended December 31,
                                   ---------------------------------------------
                                     1994      1995     1996     1997     1998
                                   --------  -------- -------- -------- --------
                                   (dollars in millions, except per share data)
Statement of Operations Data: (1)
Net sales........................  $2,016.6  $2,257.3 $2,301.8 $2,440.5 $2,393.6
Cost of products sold............   1,655.2   1,768.1  1,846.5  1,964.5  1,963.4
Selling and administrative
 expenses........................     113.7     116.5    114.7    114.8    118.8
Depreciation.....................      70.7      74.6     76.1     79.8     97.8
Special charges and unusual items
 (2).............................     (15.9)      --       --       --       --
                                   --------  -------- -------- -------- --------
Total operating costs............   1,823.7   1,959.2  2,037.3  2,159.1  2,180.0
                                   --------  -------- -------- -------- --------
Operating profit (2).............     192.9     298.1    264.5    281.4    213.6
Interest expense.................      48.2      35.6     39.8     76.3     56.0
Other income.....................       7.3      19.0     12.3     36.4     18.6
                                   --------  -------- -------- -------- --------
Income before income taxes and
 extraordinary item..............     152.0     281.5    237.0    241.5    176.2
Provision (benefit) for income
 taxes (3).......................    (120.5)     12.9     91.1     90.6     61.7
                                   --------  -------- -------- -------- --------
Income before extraordinary item.     272.5     268.6    145.9    150.9    114.5
Extraordinary item (4)...........     (14.9)      --       --       --       --
                                   --------  -------- -------- -------- --------
Net income.......................  $  257.6  $  268.6 $  145.9 $  150.9 $  114.5
                                   ========  ======== ======== ======== ========
Basic earnings per share:
  Income before extraordinary
   items.........................     $5.13     $4.82    $2.57    $2.59    $1.93
  Extraordinary items............     (0.28)      --       --       --       --
  Net income.....................      4.85      4.82     2.57     2.59     1.93
Diluted earnings per share:
  Income before extraordinary
   items.........................      4.17      4.09     2.35     2.43     1.92
  Extraordinary items............     (0.23)      --       --       --       --
  Net income.....................      3.94      4.09     2.35     2.43     1.92
Cash dividend per common share...       n/a      .075     .325     .425      .50

                                              Years Ended December 31,
                                    --------------------------------------------
                                      1994     1995     1996     1997     1998
                                    -------- -------- -------- -------- --------
Balance Sheet Data: (1)
Cash, cash equivalents and short-
 term investments.................  $  261.8 $  312.8 $  739.3 $  606.1 $   83.0
Working capital...................     443.5    489.8  1,005.1    658.2    276.1
Total assets......................   1,933.2  2,115.5  2,650.8  3,084.3  3,306.3
Current portion of long-term debt.       --       --       --       --       --
Long-term debt (excluding current
 portion).........................     330.0    325.0    875.0    997.5  1,145.0
Current portion of pension and
 postretirement benefit
 obligations......................     110.3      0.1      0.1      0.1      0.1
Long-term pension and
 postretirement benefit
 obligations (excluding current
 portion).........................     638.3    655.7    564.9    554.1    572.6
Stockholders' equity (5)..........     449.0    674.2    777.0    879.6    929.5

--------
(1) AK Steel Holding and AK Steel were formed effective March 29, 1994, as a result of a recapitalization of Armco Steel Company, L.P. which was a joint venture of Armco Inc. and Kawasaki Steel Corporation.
(2) The operating profit for 1994 includes a gain of $15.9 million from the sale of the Company's equity interests in Southwestern Ohio Steel, L.P. and Nova Steel Processing.
(3) Includes a tax benefit of $120.3 million in 1994 associated with recognition of the deferred tax asset related to postretirement benefits.
(4) The extraordinary item of $14.9 million in 1994 consists of charges associated with the prepayment of certain outstanding debt.
(5) Stockholders' equity at December 31, 1994, reflects reductions to equity of $39.3 million (net of tax) related to the establishment of an additional pension plan liability. As of December 31, 1995, the Company had fully funded its pension plan liability on an accumulated benefit obligation basis and eliminated the reduction to stockholders' equity.

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

1998 Compared to 1997

  Net sales for 1998 totalled $2,393.6 million versus $2,440.5 million for 1997. The Company continues to shift product mix to coated and cold rolled products which accounted for nearly 80% of net sales and 68% of shipments in 1998. This improvement in sales of value added product is expected to continue in 1999 as the Company's Rockport Works increases its output and completes construction of the remaining facilities. The following table sets forth the percentage of the Company's net sales attributable to various markets for the years indicated:

                                                                   Years Ended
                                                                   December 31,
                                                                  --------------
                                                                  1996 1997 1998
                                                                  ---- ---- ----
   Automotive.................................................... 55%  56%  60%
   Appliance, Construction and Manufacturing..................... 15%  16%  17%
   Distributors and Convertors................................... 30%  28%  23%

  In 1998, the Company's shipments to automotive customers were a record 2.3 million tons, surpassing by 11% the Company's 1997 record automotive shipments.

  Operating profit in 1998 totalled $213.6 million or $46 per ton shipped compared to $281.4 million or $61 per ton shipped in 1997. Operating results were negatively impacted by the General Motors work stoppage, a planned twenty day Blast Furnace outage at the Company's Middletown Works, and lower realized selling prices particularly in the hot rolled product market. Record levels of imported hot rolled steel eroded the market price for non-contract spot steel sales.

  Interest expense totalled $56.0 million for 1998, $20.3 million lower than 1997 primarily related to increased capitalization of interest associated with the construction of the Rockport Works facility. Capitalized interest increased by $38.4 million from 1997.

  The total income tax provision was $61.7 million, the components of which are described in Note 3 to the Consolidated Financial Statements herein. The effective book tax rate was 37.5% and 35% for 1997 and 1998, respectively.

  Net income for 1998 totalled $114.5 million compared to $150.9 million for 1997. Diluted earnings per share for 1998 was $1.92 compared to $2.43 in 1997.

 Year 2000 issue

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

  The Company has assessed and essentially completed all necessary modifications and upgrades to its business systems to be year 2000 compliant. Additionally, with the assistance of outside consultants, the Company has assessed and essentially completed all necessary modifications and upgrades to its process control systems to be year 2000 compliant. The Company plans to complete testing of its business systems and process control systems by September 1999.

  In addition, the Company has responded to numerous customer inquiries on the year 2000 issue. Inquiries have also been made of the Company's major suppliers as to their year 2000 readiness. Electronic data interchange testing with customers and suppliers is expected to be completed by September 30, 1999.

  The Company currently estimates its expenditures for year 2000 compliance will approximate $5.0 million. Additional expenditures, if any, beyond this amount could be required based on the nature and extent of required modifications or upgrades identified during testing.

  Numerous factors could cause the expected cost and completion dates to differ from the above estimates. Contingency plans, if needed, will be in place prior to January 1, 2000. However, the Company currently believes that the year 2000 issues will not have a material adverse impact on the Company's financial condition, results of operations or cash flow.

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

Liquidity and Capital Resources

 Year Ended December 31, 1998

  At December 31, 1998, the Company had $83.0 million in cash, cash equivalents and short-term investments and $99.7 million of financing available under its $125.0 million accounts receivable purchase credit facility. In January 1999, the Company's credit facility was increased from $125.0 million to $200.0 million and the expiration date extended to December 31, 2003. During 1998, cash flow from operations generated $143.1 million. Operating cash flows were attributed primarily to net income and noncash charges for depreciation and taxes, offset by the impact of working capital items.

  Cash flows used in investing totalled $488.0 million. Capital investments used $772.6 million in cash which was partially offset by sales of short term investments which generated $257.9 million.

  Cash flows from financing activities generated $79.7 million. In January 1998, the Company issued an aggregate of $137.5 million of Senior Secured Notes Due 2004, of which $130.0 million bear interest at 8.48% and $7.5 million bear interest at 8.98%. In February 1998, the City of Rockport, Indiana, issued $10.0 million in Variable Rate Demand Revenue Bonds with a 30-year term maturing December 1, 2028, priced at an initial rate of 3.20% which are secured by the Company's letter of credit. Interest is at a variable rate which is reset weekly and paid monthly. The Company paid $29.7 million in dividends and utilized $39.6 million for open market purchases of its Common Stock.

 Anticipated Debt Service

  The Company's long-term debt at December 31, 1998, totalled $1,145.0 million and consisted of $325.0 million principal amount of its 10 3/4% Senior Notes Due 2004 and $550.0 million principal amount of its 9 1/8% Senior Notes Due 2006, none of which is subject to amortization prior to maturity. In addition, the Company has $250.0 million of Senior Secured Notes repayable in four successive annual installments of $62.5 million commencing in December 2001. The remaining $20.0 million consists of tax exempt revenue bonds due $10.0 million each on December 1, 2027 and 2028. Interest expense for 1998, net of capitalized interest of $59.3 million, totalled $56.0 million.

 Capital Investments

  The Company anticipates annual capital investments of approximately $125.0 million to maintain the competitiveness and efficiency of its existing facilities and to assure its compliance with applicable safety and environmental standards. Capital investments including Rockport Works totalled $772.6 million, including capitalized interest, during 1998. At December 31, 1998, commitments for future capital investments, including Rockport Works and those to ensure environmental compliance, totalled approximately $104.8 million, all of which will be funded in 1999.

 Employee Benefit Obligations

  The Company's pension plans are fully funded on an accumulated benefit obligation basis in accordance with generally accepted accounting principles as of December 31, 1998. Funding levels in the near term (three to five years) are expected to be minimal. The Company also has available a pension funding credit balance of $298.1 million that can be used to meet future funding requirements.

  At December 31, 1998, the Company's liability for postretirement benefits other than pensions totalled $572.6 million. The Company has established a health care trust as a means of prefunding this liability. The balance of the trust, including the earnings on the trust investments, as of December 31, 1998, was $210.4 million, which was equivalent to over two years of active and retiree health care payments.

 Other

  On December 10, 1998, the Company and two divisions of Mexican steel producer Hylsamex completed definitive agreements that will enable them to jointly market their respective products to serve customers in the United States, Mexico and Central and South America.

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

 Other

  On October 8, 1997, the Company's Board of Directors authorized a two-for-one Common Stock split that became effective November 17, 1997. Following the stock split, approximately 62.0 million common shares were outstanding.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

  In the ordinary course of business, the Company's market risk is limited to changes in interest rates. The Company manages interest rate risk through strategies utilized in current operations and issuing substantially all fixed rate debt as a source for financing operations. The fair value of this debt as of December 31, 1998 is $1,164.6 million. A change in the prevailing interest rates of 10% would result in a change in the total fair value of long term debt by approximately $116.5 million. Fair values were determined from quoted market prices or discounted future cash flows.

Item 8. Financial Statements and Supplementary Data.

                 AK Steel Holding Corporation and Subsidiaries

                   Index to Consolidated Financial Statements

                                                                           Page
                                                                           ----
Independent Auditors' Report..............................................  15
Consolidated Statements of Income for the Years Ended December 31, 1996,
 1997 and 1998............................................................  16
Consolidated Balance Sheets as of December 31, 1997 and 1998..............  17
Consolidated Statements of Cash Flows for the Years Ended December 31,
 1996, 1997 and 1998......................................................  18
Consolidated Statements of Stockholders' Equity for the Years Ended
 December 31, 1996, 1997 and 1998.........................................  19
Notes to Consolidated Financial Statements................................  20

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
AK Steel Holding Corporation:

  We have audited the accompanying consolidated balance sheets of AK Steel Holding Corporation and Subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Cincinnati, Ohio
January 20, 1999

                          AK STEEL HOLDING CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

              For the Years Ended December 31, 1996, 1997 and 1998
                  (dollars in millions, except per share data)

                                                      1996     1997     1998
                                                    -------- -------- --------
Net sales (Note 7)................................. $2,301.8 $2,440.5 $2,393.6
Operating costs:
  Cost of products sold (Notes 1 and 7)............  1,846.5  1,964.5  1,963.4
  Selling and administrative expenses..............    114.7    114.8    118.8
  Depreciation (Note 1)............................     76.1     79.8     97.8
                                                    -------- -------- --------
    Total Operating costs..........................  2,037.3  2,159.1  2,180.0
                                                    -------- -------- --------
Operating profit...................................    264.5    281.4    213.6
Interest expense (Note 4)..........................     39.8     76.3     56.0
Other income.......................................     12.3     36.4     18.6
                                                    -------- -------- --------
Income before income taxes.........................    237.0    241.5    176.2
Current income tax provision (Note 3)..............      3.8     46.3     31.2
Deferred income tax provision (Note 3).............     87.3     44.3     30.5
                                                    -------- -------- --------
Net income.........................................    145.9    150.9    114.5
Other comprehensive income, net of tax:
  Unrealized gains/(losses) on securities:
    Unrealized holding gains/(losses) arising
     during period.................................      --       2.1     (0.5)
    Less: reclassification adjustment for
     gains/(losses) included in net income.........      --       0.2      1.0
                                                    -------- -------- --------
Comprehensive income............................... $  145.9 $  152.8 $  113.0
                                                    ======== ======== ========
Earnings per share: (Note 2)*
  Basic earnings per share......................... $   2.57 $   2.59 $   1.93
  Diluted earnings per share.......................     2.35     2.43     1.92
  Cash dividends per common share..................     .325     .425      .50

--------
* Restated for two-for-one Common Stock split effective November 17, 1997.


                See notes to consolidated financial statements.

                          AK STEEL HOLDING CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1997 and 1998
                             (dollars in millions)

                                                                1997      1998
                                                              --------  --------
                           ASSETS
Current Assets:
  Cash and cash equivalents (Note 1)........................  $  348.2  $   83.0
  Short-term investments....................................     257.9       --
  Accounts receivable, net (Notes 1 and 4)..................     241.5     286.8
  Inventories, net (Note 1).................................     365.2     431.9
  Other.....................................................       8.8       5.8
                                                              --------  --------
   Total Current Assets.....................................   1,221.6     807.5
                                                              --------  --------
Property, plant and equipment (Note 1):
  Land, land improvements and leaseholds....................      47.8      90.7
  Buildings.................................................      81.8     155.2
  Machinery and equipment...................................   1,396.4   2,050.8
  Construction in progress..................................     693.2     635.8
                                                              --------  --------
   Total....................................................   2,219.2   2,932.5
  Less accumulated depreciation.............................    (626.5)   (681.6)
                                                              --------  --------
  Property, plant and equipment, net........................   1,592.7   2,250.9
Prepaid pension (Note 6)....................................     159.2     170.3
Other (Note 6)..............................................     110.8      77.6
                                                              --------  --------
   Total Assets.............................................  $3,084.3  $3,306.3
                                                              ========  ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................  $  375.6  $  322.9
  Accrued salary and wages..................................      66.1      58.0
  Other accruals (Notes 2 and 3)............................      91.9     126.5
  Current portion of deferred taxes (Note 3)................      29.7      23.9
  Current portion of long-term debt (Note 4)................       --        --
  Current portion of pension obligation (Note 6)............       0.1       0.1
  Current portion of postretirement benefit obligation (Note
   6).......................................................       --        --
                                                              --------  --------
   Total Current Liabilities................................     563.4     531.4
                                                              --------  --------
Noncurrent Liabilities:
  Long-term debt (Note 4)...................................     997.5   1,145.0
  Pension obligation (Note 6)...............................       --        --
  Postretirement benefit obligation (Note 6)................     554.1     572.6
  Deferred taxes (Note 3)...................................      30.3      68.0
  Other liabilities.........................................      59.4      59.8
  Commitments and contingencies (Notes 4, 8 and 9)..........       --        --
                                                              --------  --------
   Total Noncurrent Liabilities.............................   1,641.3   1,845.4
                                                              --------  --------
   Total Liabilities........................................   2,204.7   2,376.8
                                                              --------  --------
Stockholders' Equity:
  Common Stock, Authorized 200,000,000 shares of $.01 par
   value each; issued, 1997, 63,503,718 shares; 1998,
   63,868,087 shares; outstanding, 1997, 60,808,922 shares;
   1998, 59,022,588 shares (Note 2).........................       0.6       0.6
  Additional paid-in capital................................     716.8     722.0
  Treasury stock, common shares at cost, 1997, 2,694,796
   shares; 1998, 4,845,499 (Note 2).........................     (48.2)    (87.8)
  Retained earnings.........................................     208.3     293.1
  Accumulated other comprehensive income....................       2.1       1.6
                                                              --------  --------
Total Stockholders' Equity..................................     879.6     929.5
                                                              --------  --------
Total Liabilities and Stockholders' Equity..................  $3,084.3  $3,306.3
                                                              ========  ========

                See notes to consolidated financial statements.

                          AK STEEL HOLDING CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the Years Ended December 31, 1996, 1997 and 1998
                             (dollars in millions)

                                                      1996     1997     1998
                                                     -------  -------  -------
Cash flows from operating activities:
  Net income........................................ $ 145.9  $ 150.9  $ 114.5
                                                     -------  -------  -------
  Adjustments to reconcile net income to cash flows
   from operating activities:
   Depreciation.....................................    76.1     79.8     97.8
   Deferred income taxes............................    87.3     44.3     30.5
   Other, net.......................................     3.5     12.8     13.2
   Changes in Assets and Liabilities:
     Accounts and notes receivable..................   (42.4)    19.0    (44.8)
     Inventories....................................   (20.2)    (4.3)   (66.7)
     Current liabilities............................   (36.2)   179.0    (23.5)
     Other assets...................................   (19.1)     7.7     14.2
     Pension obligation.............................   (14.4)    (5.9)   (11.1)
     Postretirement benefit obligation..............   (90.8)   (10.8)    18.5
     Other liabilities..............................    (3.4)    (0.5)     0.5
                                                     -------  -------  -------
       Total Adjustments............................   (59.6)   321.1     28.6
                                                     -------  -------  -------
     Net cash flows from operating activities.......    86.3    472.0    143.1
                                                     -------  -------  -------
Cash flows from investing activities:
  Capital investments...............................  (141.6)  (636.5)  (772.6)
  Net (purchase)/sale of short-term investments.....   (40.4)   (41.7)   257.9
  Purchase of long-term investments.................     --     (26.4)    (0.1)
  Proceeds from the sale of long-term investments...     --       0.4     24.5
  Proceeds from sale of property, plant and
   equipment........................................     0.3      0.9      8.4
  Advances to investees.............................    (5.4)    (3.0)    (6.1)
  Proceeds, asset sales.............................     2.0      --       --
                                                     -------  -------  -------
     Net cash flows from investing activities.......  (185.1)  (706.3)  (488.0)
                                                     -------  -------  -------
Cash flows from financing activities:
  Proceeds from issuance of Common Stock............    16.6      7.0      1.7
  Proceeds from issuance of long-term debt. ........   550.0    122.5    147.5
  Purchase of treasury stock........................     --     (26.7)   (39.6)
  Purchase of preferred stock.......................   (39.2)    (3.1)     --
  Preferred stock dividends paid....................   (11.7)   (10.3)     --
  Common Stock dividends paid.......................   (17.0)   (23.8)   (29.7)
  Underwriting discount and stock issuance expense..   (13.8)    (6.1)    (0.2)
  Other, net........................................     --      (0.1)     --
                                                     -------  -------  -------
     Net cash flows from financing activities.......   484.9     59.4     79.7
                                                     -------  -------  -------
Net increase (decrease) in cash and cash
 equivalents........................................   386.1   (174.9)  (265.2)
  Cash and cash equivalents, beginning of period....   137.0    523.1    348.2
                                                     -------  -------  -------
  Cash and cash equivalents, end of period.......... $ 523.1  $ 348.2  $  83.0
                                                     =======  =======  =======
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
   Interest......................................... $  38.0  $  93.0  $ 109.5
   Interest capitalized.............................    (1.7)   (20.9)   (59.3)
   Income taxes.....................................     5.8     42.6     23.2

                See notes to consolidated financial statements.

                          AK STEEL HOLDING CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (dollars in millions)

                                            Additional
                           Preferred Common  Paid-In-  Treasury Retained
                             Stock   Stock   Capital    Stock   Earnings Total
                           --------- ------ ---------- -------- -------- ------
Balance, December 31,
 1995....................    $0.1     $0.3    $715.0    $(21.5)  $(19.7) $674.2
Net income...............                                         145.9   145.9
Stock options exercised..                       16.6                       16.6
Tax benefit from exercise
 of stock options (Note
 3)......................                        4.1                        4.1
Tax benefit from vesting
 of restricted stock.....                        0.3                        0.3
Purchase of stock........                      (30.3)              (8.9)  (39.2)
Cash dividend:
  Preferred stock $.538
   cash dividend per
   quarter...............                                         (11.1)  (11.1)
  Common Stock $.075 cash
   dividend per quarter,
   $.10 in fourth
   quarter*..............                                         (17.0)  (17.0)
Issuance of restricted
 stock, net..............                        4.3                        4.3
Unamortized restricted
 stock (Note 2)..........                       (1.1)                      (1.1)
                             ----     ----    ------    ------   ------  ------
Balance, December 31,
 1996....................     0.1      0.3     708.9     (21.5)    89.2   777.0
Net income...............                                         150.9   150.9
Unrealized gain on
 marketable securities...                                           2.1     2.1
Stock options exercised..                        7.0                        7.0
Two-for-one Common Stock
 split...................              0.3      (0.3)
Tax benefit from exercise
 of stock options (Note
 3)......................                        1.2                        1.2
Tax benefit from vesting
 of restricted stock.....                        0.1                        0.1
Purchase of stock........                       (2.8)    (26.7)    (0.3)  (29.8)
Redemption of preferred
 stock...................    (0.1)              (0.1)                      (0.2)
Cash dividend:
  Preferred stock $.538
   cash dividend per
   quarter...............                                          (7.7)   (7.7)
  Common Stock $.10 cash
   dividend per quarter,
   $.125 in fourth
   quarter*..............                                         (23.8)  (23.8)
Issuance of restricted
 stock, net..............                        6.2                        6.2
Unamortized restricted
 stock (Note 2)..........                       (3.4)                      (3.4)
                             ----     ----    ------    ------   ------  ------
Balance, December 31,
 1997....................     --       0.6     716.8     (48.2)   210.4   879.6
Net income...............                                         114.5   114.5
Unrealized gain on
 marketable securities...                                          (0.5)   (0.5)
Stock options exercised..                        1.7                        1.7
Tax benefit from exercise
 of stock options (Note
 3)......................                        0.2                        0.2
Tax benefit from vesting
 of restricted stock.....                        0.2                        0.2
Purchase of stock........                                (39.6)           (39.6)
Common Stock $.125 cash
 dividend per quarter....                                         (29.7)  (29.7)
Issuance of restricted
 stock, net..............                        4.6                        4.6
Unamortized restricted
 stock (Note 2)..........                       (1.5)                      (1.5)
                             ----     ----    ------    ------   ------  ------
Balance, December 31,
 1998....................    $--      $0.6    $722.0    $(87.8)  $294.7  $929.5
                             ====     ====    ======    ======   ======  ======

--------
* Restated for two-for-one Common Stock split effective November 17, 1997

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

  For comparison purposes certain 1996 and 1997 items have been reclassified to conform with 1998 classifications. All references to the number of common shares and per share amounts have given effect to the two-for-one Common Stock split effective November 17, 1997.

  The Company consists of the operations and accounts of the Middletown Works, Ashland Works, Rockport Works, Headquarters, AKSR Investments Inc. ("AKR") and AKS Investments, Inc. and its group of wholly-owned subsidiaries, (the "AKSII Group"). The Company is an integrated steel producer of carbon flat rolled steel for the automotive, appliance, manufacturing and other markets. The Company has one major customer that accounted for 17%, 18%, and 19% of its net sales in 1996, 1997 and 1998, respectively and another customer that accounted for 13% in 1998.

  Employees: As of December 31, 1998, the Company had approximately 5,800 active employees, of whom approximately 54% were represented by the Armco Employees Independent Federation, Inc. (the "AEIF"), 17% by the United Steelworkers of America (the "USWA") and 6% by the Oil, Chemical and Atomic Workers Union (the "OCAW"). The AEIF represents all hourly employees and certain nonexempt salaried employees at the Middletown Works. The USWA represents hourly steelmaking employees and certain nonexempt salaried employees at the Ashland Works. The OCAW represents hourly employees at the Ashland Works coke manufacturing facility.

  The Company's existing labor contracts are scheduled to expire as follows:
AEIF--February 29, 2000, USWA--September 1, 2000, and OCAW--April 1, 2001.

  Cash Equivalents: Cash equivalents include short-term, highly liquid investments that are readily convertible to known amounts of cash and are of an original maturity of three months or less.

  Fair Value of Financial Instruments: The carrying value of the Company's financial instruments does not differ materially from their estimated fair value (quoted market prices) in 1997 and 1998 with the exception of the 10 3/4% Senior Notes Due 2004 whose fair value approximates $347.3 and $340.4 at December 31, 1997 and 1998, respectively, and the 9 1/8% Senior Notes Due 2006 ("9 1/8% Notes") whose fair market value approximates $569.5 and $573.4 at December 31, 1997 and 1998, respectively.

                         AK STEEL HOLDING CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in millions, except per share amounts)

  Accounts Receivable: The allowance for doubtful accounts was $1.5 at December 31, 1997 and 1998.

  Inventories: Inventories are valued at the lower of cost or market. The cost of the majority of inventories is measured on the last in, first out ("LIFO") method. Other inventories are measured principally at average cost.

                                                                  1997    1998
                                                                 ------  ------
   Inventories on LIFO:
     Finished and semifinished.................................. $235.5  $269.1
     Raw materials and supplies.................................  154.2   168.4
     Adjustment to state inventories at LIFO value..............  (31.6)  (13.1)
                                                                 ------  ------
       Total....................................................  358.1   424.4
   Other inventories............................................    7.1     7.5
                                                                 ------  ------
       Total inventories........................................ $365.2  $431.9
                                                                 ======  ======

  There was no liquidation of LIFO inventory layers in 1996 or 1998.

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

  Through November 1996, Virginia Horn Taconite Company ("Virginia Horn"), a member of the AKSII Group, owned a 56% equity interest in Eveleth Expansion Company ("Eveleth"), a partnership that produced iron ore pellets, which equated to a 35% interest in Eveleth Mines. In December 1996, under a restructuring of Eveleth Mines, Virginia Horn increased its ownership interest in Eveleth Mines LLC ("EVTAC"), a newly formed Minnesota limited liability company, to 40%. In connection with such investment, Virginia Horn has certain commitments to EVTAC. The Company's proportionate share of the gains/(losses) of Eveleth was $5.4 in 1996 and of EVTAC was ($1.9) and ($0.9) in 1997 and 1998, respectively.

  Property, Plant and Equipment: Plant and equipment are depreciated under the straight line method over their estimated lives ranging from 2 to 40 years.

  Accounting Policies: In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 132, "Employers' Disclosure About Pensions and Other Postretirement Benefits." This statement, which is effective for years beginning after December 15, 1997, expands or modifies disclosures and, accordingly, had no impact on the Company's financial position, results of operations or cash flows.

  The Company has not completed the process of evaluating the impact that will result from adopting SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company is therefore unable to disclose the impact that adopting SFAS No. 133 will have on its financial position and results of operations when such statement is adopted.

2. Stockholders' Equity

  Preferred Stock: In October 1994, the Company issued 7,479,674 shares of Convertible Preferred Stock, Shared Appreciation Income Linked Securities ("SAILS") which constituted a series of the Company's Preferred Stock and ranked prior to the Common Stock as to payment of dividends and distribution of assets

                         AK STEEL HOLDING CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in millions, except per share amounts) upon liquidation. The SAILS were entitled to cumulative dividends, payable quarterly in arrears, at a rate of 7% per annum of their stated value of $30.75 per share. Between October, 1995 and May, 1997, 2,728,900 SAILS were repurchased and retired under the Company's share repurchase programs. On October 16, 1997, the Company redeemed the 4,750,774 SAILS then remaining outstanding in exchange for 8,191,284 shares of Common Stock on a post-split basis.

  Common Stock: On November 17, 1997 the Company implemented a two-for-one stock split of its outstanding Common Stock in the form of a 100% stock dividend, issuing approximately 30.6 million shares pursuant thereto. The holders of Common Stock are entitled to receive dividends when and as declared by the Board of Directors out of funds legally available and therefore, have one vote per share in respect of all matters and are not entitled to preemptive rights.

  Dividends: The Company has paid quarterly dividends on its Common Stock since November 15, 1995. In 1997, dividends at the post-split rate of $0.10 per share were paid on February 15, May 15, August 15 and a dividend of $.125 per share was paid on November 17, after the Company's Board of Directors authorized a 25% increase in the annual dividend rate. In 1998, a dividend of $.125 per share was paid on February 17, May 15, August 17, and November 16. The declaration and payment of cash dividends is subject to restrictions imposed by the instruments governing its senior debt. At December 31, 1998, the Company had adequate amounts available for the payment of cash dividends.

  Stock Repurchase Plan: On May 15, 1996, the Board of Directors approved a plan to repurchase, from time to time, up to $100.0 of the Company's outstanding equity securities. The following table is a summary of the purchases under that plan:

                                          Number
                             Year       of shares*       Amount       Per Share*
                           ---------- ---------------  -----------  --------------
                            (dollars in millions, except per share amounts)
     Common Stock.........       1997       1,409,050  $      26.7          18.96
                                 1998       2,121,500         38.4          18.12
     Preferred Stock......       1996         625,195         12.8          20.50
                                 1997         163,799          3.1          19.12
                                      ---------------  -----------
     Total Program........                  4,319,544  $      81.0
                                      ===============  ===========

--------
* On a post-split basis.

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

  Common Stock Options and Restricted Stock Awards: AK Steel Holding Corporation Stock Incentive Plan (the "SIP") permits the granting of nonqualified stock options and restricted stock awards to directors, officers and key management employees of the Company.

                         AK STEEL HOLDING CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in millions, except per share amounts)

  These nonqualified option and restricted stock awards may be granted with respect to an aggregate maximum of 11.0 million shares through the period ending December 31, 2007. The exercise price of each option may not be less than the market price of the Company's Common Stock on the date of the grant. Stock options have a maximum term of 10 years and may not be exercised earlier than six months following the date of grant (or such other term as may be specified in the award agreement). Generally, 25% of the shares covered by a restricted stock award vest two years after the date of the award and an additional 25% vest on the third, fourth and fifth anniversaries of the date of the award. The nonqualified stock options vest at the rate of 33% per year over three years.

  The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for the SIP. The compensation cost that has been charged against income for the restricted stock awards issued under the SIP was $3.2, $2.7 and $3.0 for 1996, 1997 and 1998, respectively. The Company adopted the pro forma disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", in 1996. Had compensation cost for the Company's SIP been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company's net income and earnings per share ("EPS") for 1996, 1997 and 1998 would have been reduced to the pro forma amounts indicated below:

                                                            1996   1997   1998
                                                           ------ ------ ------
   Net income................................. As reported $145.9 $150.9 $114.5
                                               Pro forma    144.1  149.5  113.0
   Basic earnings per share................... As reported   2.57   2.59   1.93
                                               Pro forma     2.54   2.57   1.91
   Diluted earnings per share................. As reported   2.35   2.43   1.92
                                               Pro forma     2.32   2.41   1.90

  The reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows:

                                                            1996   1997   1998
                                                           ------ ------ ------
   Net Income for Diluted EPS............................. $145.9 $150.9 $114.5
     Preferred Dividends..................................   11.1    7.7    --
                                                           ------ ------ ------
   Net Income for Basic EPS............................... $134.8 $143.2 $114.5
                                                           ====== ====== ======
   Shares for Basic EPS...................................   52.4   55.2   59.3
     Dilutive Effect of Stock Options.....................    0.8    0.4    0.3
     Dilutive Effect of Preferred Stock...................    8.9    6.4    --
                                                           ------ ------ ------
   Shares for Diluted EPS................................. $ 62.1 $ 62.0 $ 59.6
                                                           ====== ====== ======
   Basic EPS.............................................. $ 2.57 $ 2.59 $ 1.93
   Diluted EPS............................................ $ 2.35 $ 2.43 $ 1.92

  The fair value of the options is estimated on the grant date using a Black-Scholes option pricing model considering the appropriate dividend rates along with the following weighted average assumptions:

                                                                 1997     1998
                                                               -------- --------
   Expected volatility........................................  21.0%    20.1%
   Risk free interest rates...................................  6.40%    5.67%
   Expected lives............................................. 5.0 yrs. 5.0 yrs.

                         AK STEEL HOLDING CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in millions, except per share amounts)
  A summary of the status of stock options and restricted stock awards under the SIP as of December 31, 1996, 1997 and 1998 and changes during each of those years is presented below:

                                 1996               1997               1998
                          ------------------ ------------------ ------------------
                                    Weighted           Weighted           Weighted
                                    Average            Average            Average
                                    Exercise           Exercise           Exercise
Stock Options              Shares    Price    Shares    Price    Shares    Price
------------------------  --------- -------- --------- -------- --------- --------
Outstanding at beginning
 of year................  2,877,984  $12.58  2,210,654  $15.34  2,214,320  $16.78
Granted.................    718,000   19.86    554,000   19.70    392,500   18.96
Exercised...............  1,385,330   11.96    490,334   14.21    118,332   14.42
Forfeited...............        --      --      60,000   11.75     84,000   18.37
                          ---------                             ---------
Outstanding at end of
 year...................  2,210,654   15.34  2,214,320   16.78  2,404,488   17.19
                          =========          =========          =========
Options exercisable at
 year end...............    796,012   13.97  1,187,024   14.98  1,514,702   15.91
Weighted average fair
 value of options
 granted during the
 year...................    718,000    5.37    554,000    5.01    392,500    4.23
                                    Weighted           Weighted           Weighted
                                    Average            Average            Average
                                    Exercise           Exercise           Exercise
Restricted Stock Awards    Shares    Price    Shares    Price    Shares    Price
-----------------------   --------- -------- --------- -------- --------- --------
Granted during year.....    323,244  $19.95    332,884  $19.55    310,149  $18.68

  The following table summarizes information about stock options outstanding at December 31, 1998:

                                Options Outstanding        Options Exercisable
                          -------------------------------- --------------------
                                       Weighted
                                        Average   Weighted             Weighted
          Range of                     Remaining  Average              Average
          Exercise                    Contractual Exercise             Exercise
           Prices         Outstanding    Life      Price   Exercisable  Price
          --------        ----------- ----------- -------- ----------- --------
   $11.45 to $13.74......    355,994   5.2 yrs.    $11.95    355,994    $11.95
   $13.75 to $16.03......    560,662   4.7 yrs.     14.19    560,662     14.19
   $16.04 to $18.32......    126,332   8.2 yrs.     17.44     40,666     17.50
   $18.33 to $20.62......  1,220,500   7.6 yrs.     19.55    490,022     19.82
   $20.63 to $22.91......    141,000   8.1 yrs.     21.72     67,358     21.68

                         AK STEEL HOLDING CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in millions, except per share amounts)
3. Income Taxes

  The Company and its subsidiaries file a consolidated federal tax return.

  Significant components of the Company's deferred tax assets and liabilities at December 31, 1997 and 1998 are as follows:

                                                               1997     1998
                                                              -------  -------
   Deferred tax assets:
     Net operating loss and tax credit carryovers............ $  30.0  $  42.7
     Postretirement reserves.................................   206.0    217.4
     Other reserves..........................................    39.4     54.1
     Valuation reserve.......................................   (13.2)   (10.7)
                                                              -------  -------
       Total deferred assets.................................   262.2    303.5
                                                              -------  -------
   Deferred tax liabilities:
     Depreciable assets......................................  (223.1)  (277.1)
     Inventories.............................................   (33.2)   (44.2)
     Pension assets..........................................   (65.9)   (74.1)
                                                              -------  -------
       Total deferred liabilities............................  (322.2)  (395.4)
                                                              -------  -------
       Net liability......................................... $ (60.0) $ (91.9)
                                                              =======  =======

  Temporary differences represent the cumulative taxable or deductible amounts recorded in the consolidated financial statements in different years than recognized in the tax returns. The postretirement benefit difference includes amounts expensed in the consolidated financial statements for health care, life insurance and other postretirement benefits which become deductible in the tax return upon payment or funding in qualified trusts. Other temporary differences represent principally various expenses accrued for financial reporting purposes which are not deductible for tax reporting purposes until paid. The depreciable assets temporary difference generally represents tax depreciation in excess of financial statement depreciation. The inventory difference relates primarily to differences in the LIFO reserve, reduced by tax overhead capitalized in excess of book amounts. At December 31, 1997, the Company had a regular tax net operating loss carryforward of $37.4. At December 31, 1998 the Company had a regular tax net operating loss carryover of $37.1 which will expire in the years 2006 through 2008 unless previously utilized. In addition, at December 31, 1998, the Company had unused Alternative Minimum Tax ("AMT") credit carryovers of $29.7, which may be used to offset future regular income tax liabilities. At December 31, 1997, the AMT credit carryovers were $16.5. These credits can be carried forward indefinitely.

  Significant components of the provision for income taxes are as follows:

                                                               1996  1997  1998
                                                               ----- ----- -----
   Current:
     Federal.................................................. $ 3.8 $45.1 $28.5
     State....................................................   --    1.2   2.7
   Deferred:
     Federal..................................................  77.9  35.7  24.9
     State....................................................   9.4   8.6   5.6
                                                               ----- ----- -----
       Total tax provision.................................... $91.1 $90.6 $61.7
                                                               ===== ===== =====

                         AK STEEL HOLDING CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in millions, except per share amounts)
  The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense is as follows:

                                                            1996   1997   1998
                                                            -----  -----  -----
   Income at statutory rate................................ $83.0  $84.5  $61.6
   State tax provision.....................................   9.4    9.8    8.3
   Reduction in deferred tax asset valuation reserve.......  (2.2)   --    (2.5)
   Tax exempt state/local interest income..................  (0.7)  (4.6)  (2.8)
   Other permanent differences.............................   1.6    0.9   (2.9)
                                                            -----  -----  -----
     Tax provision......................................... $91.1  $90.6  $61.7
                                                            =====  =====  =====

4. Long-Term Debt and Other Financing

  On December 17, 1996, the Company completed arrangements for $800.0 of debt financing for the construction of its Rockport Works. The Company issued $550.0 of 9 1/8% Notes and entered into definitive agreements for the issuance beginning in June of 1997 of an aggregate of $250.0 of Senior Secured Notes Due 2004 ("Secured Notes"), which will be collateralized by the hot dip galvanizing and galvannealing line and the continuous cold mill. Pending completion of the mortgage on these facilities, the Company is prohibited from granting liens on its inventories.

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

  On December 1, 1994, the Company entered into a Receivables Purchase Agreement with AK Steel Receivables Ltd. ("AKR Ltd."). On the same date, AKR Ltd. entered into a Receivables Purchase and Servicing Agreement (the "Purchase Agreement") with a group of six banks. Under the Purchase Agreement, the total commitment of the banks at December 31, 1998 was $125.0. The Company sold substantially all of its accounts receivable to AKR Ltd. and sells additional receivables to AKR Ltd. as they are generated. AKR Ltd. funds its purchase of receivables from cash collections on the purchased receivables and proceeds from selling interests in the receivables to the participating banks. The Company acts as servicer of the receivables sold and will make billings and collections in the ordinary course of business.

  As of December 31, 1998, no amounts were outstanding under the Purchase Agreement, although $25.7 in letters of credit had been issued. At December 31, 1998, AKR Ltd. had a sufficient pool of eligible receivables that could be sold to utilize the available capacity of the participating banks' commitments. In January, 1999, the Company's Purchase Agreement was increased from $125.0 to $200.0 and the expiration extended to December 31, 2003.

                         AK STEEL HOLDING CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in millions, except per share amounts)
  At December 31, 1997 and 1998, the Company's long-term debt, less current maturities, was as follows:

                                                                 1997    1998
                                                                ------ --------
   Senior Notes Due 2004....................................... $325.0 $  325.0
   Senior Notes Due 2006.......................................  550.0    550.0
   Senior Secured Notes Due 2004...............................  112.5    250.0
   Tax Exempt Financing Due 2027...............................   10.0     10.0
   Tax Exempt Financing Due 2028...............................    --      10.0
                                                                ------ --------
     Total..................................................... $997.5 $1,145.0
                                                                ====== ========

  At December 31, 1998, the maturities of long-term debt are as follows:

   1999................................................................ $    --
   2000................................................................      --
   2001................................................................     62.5
   2002................................................................     62.5
   2003................................................................     62.5
   2004 and thereafter.................................................    957.5
                                                                        --------
     Total............................................................. $1,145.0
                                                                        ========

  The Company has not purchased and is not holding any derivative financial instruments.

  The Company capitalized interest on projects under construction of $1.7, $20.9 and $59.3 during 1996, 1997 and 1998, respectively.

5. Operating Leases

  Rental expense was $12.6, $13.3 and $14.6 for 1996, 1997 and 1998, respectively.

  At December 31, 1998, obligations to make future minimum lease payments were as follows:

   1999................................................................... $0.6
   2000...................................................................  0.4
   2001...................................................................  0.1
   2002...................................................................  --
   2003...................................................................  --
                                                                           ----
     Total lease obligations.............................................. $1.1
                                                                           ====

                         AK STEEL HOLDING CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in millions, except per share amounts)
6. Employee and Retiree Benefit Plans

                                         Pension Benefits    Other Benefits
                                         ------------------  ----------------
                                           1997      1998     1997     1998
                                         --------  --------  -------  -------
Change in benefits obligation:
  Benefit obligation at beginning of
   year................................. $1,210.9  $1,271.9  $ 629.8  $ 664.1
  Service cost..........................     13.6      16.4      4.8      5.4
  Interest cost.........................     93.1      91.8     48.8     48.2
  Plan participants' contributions......      --        --       0.5      0.5
  Amendments............................      1.8       --       --       --
  Actuarial loss/(gain).................     49.5     100.6     23.4     30.3
  Benefits paid.........................    (98.3)   (107.9)   (43.2)   (44.8)
  Settlements...........................      1.3       --       --       --
                                         --------  --------  -------  -------
    Benefit obligations at end of year.. $1,271.9  $1,372.8  $ 664.1  $ 703.7
                                         ========  ========  =======  =======
Change in plan assets:
  Fair value of plan assets at beginning
   of year.............................. $1,255.7  $1,422.4  $ 136.9  $ 187.0
  Actual return on plan assets..........    262.8      88.1     26.8     14.0
  Employer contributions................      2.2       0.8     66.0     16.2
  Plan participants' contributions......      --        --       0.5      0.5
  Benefits paid.........................    (98.3)   (107.9)   (43.2)   (44.8)
                                         --------  --------  -------  -------
    Fair value of plan assets at end of
     year............................... $1,422.4  $1,403.4  $ 187.0  $ 172.9
                                         ========  ========  =======  =======
Funded status........................... $  150.5  $   30.6  $(477.1) $(530.8)
Unrecognized net actuarial loss/(gain)..    (48.1)     89.6    (51.9)   (20.6)
Unrecognized prior service cost.........     56.7      50.0    (25.1)   (21.2)
                                         --------  --------  -------  -------
  Net amount recognized................. $  159.1  $  170.2  $(554.1) $(572.6)
                                         ========  ========  =======  =======
Amounts recognized in the statement of
 financial position consist of:
  Prepaid benefit cost.................. $  167.1  $  184.5  $   --   $   --
  Accrued benefit liability.............     (8.0)    (14.3)  (554.1)  (572.6)
  Intangible asset......................      --        --       --       --
  Accumulated other comprehensive
   income...............................      --        --       --       --
                                         --------  --------  -------  -------
    Net amount recognized............... $  159.1  $  170.2  $(554.1) $(572.6)
                                         ========  ========  =======  =======

                                            Pension Benefits   Other Benefits
                                            ----------------- -----------------
                                            1996  1997  1998  1996  1997  1998
                                            ----- ----- ----- ----- ----- -----
Weighted average assumptions at year end:
  Discount rate............................ 8.00% 7.50% 7.00% 8.00% 7.50% 7.00%
  Expected return on plan assets........... 9.75% 9.25% 8.75% 9.75% 9.25% 8.75%
  Rate of compensation increase............ 4.00% 4.03% 4.04% 4.00% 4.00% 4.00%

  For measurement purposes, health care costs are assumed to increase 4.50% in 1999 and 4.0% per annum for all future years for pre-65 benefits and 4.0% in 1999 and all future years for post-65 benefits.

                         AK STEEL HOLDING CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in millions, except per share amounts)

                                 Pension Benefits          Other Benefits
                              -------------------------  ---------------------
                               1996     1997     1998    1996    1997    1998
                              -------  -------  -------  -----  ------  ------
Components of net periodic
 benefit cost:
  Service cost............... $  16.2  $  13.6  $  16.4  $ 5.1  $  4.8  $  5.4
  Interest cost..............    90.1     93.1     91.8   44.8    48.8    48.2
  Expected return on plan
   assets....................  (107.4)  (117.8)  (127.2)  (6.5)  (11.0)  (14.9)
  Amortization of prior
   service cost..............     6.6      6.6      6.8   (3.9)   (3.9)   (3.9)
  Recognized net actuarial
   loss/(gain)...............     6.7      0.5      2.0    --      --      --
  Settlement loss/(gain).....     --       0.4      --     --      --      --
  Amortization of
   unrecognized net
   obligation................     0.9      --       --     --      --      --
                              -------  -------  -------  -----  ------  ------
    Net periodic benefit
     cost.................... $  13.1  $  (3.6) $ (10.2) $39.5  $ 38.7  $ 34.8
                              =======  =======  =======  =====  ======  ======

  The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets were $1,355.6, $1,293.6 and $1,403.4 respectively, for 1998 and $1,258.7, $1,205.4 and $1,422.4, respectively, for 1997.

  Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

                                                       One-Percentage-Point
                                                       ---------------------
                                                        Increase   Decrease
                                                       ---------- ----------
   Effect on total service cost and interest cost
    components........................................  $     6.0  $     (5.3)
   Effect on postretirement benefit obligation........       73.3       (64.7)

7. Related Party Transactions

  The Company, in the ordinary course of business, sells steel to and purchases scrap from National Material Limited Partnership, of which a director of the Company is President and Chief Executive Officer. During 1996, 1997 and 1998 sales amounted to $21.8, $21.5 and $6.5 and purchases amounted to $0.6, $1.1 and $2.3, respectively.

8. Commitments

  The principal raw materials and commodities required in the Company's manufacturing operations are coal, iron ore, electricity, natural gas, oxygen, scrap metal, zinc, limestone and other commodity materials, all of which are purchased at competitive or prevailing market prices. Adequate sources of supply exist for all of the Company's raw material requirements.

  At December 31, 1998, commitments for future capital investments, including Rockport Works and those made to assure environmental compliance, totalled approximately $104.8, all of which will be funded in 1999.

9. Legal, Environmental Matters and Contingencies

  Domestic steel producers, including the Company, are subject to stringent federal, state and local laws and regulations relating to the protection of human health and the environment.

                         AK STEEL HOLDING CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in millions, except per share amounts)
  The Company has expended the following for environmental related capital investments and environmental compliance:

                                                              1996  1997  1998
                                                              ----- ----- -----
   Environmental related capital investments................. $ 6.1 $ 4.3 $18.8
   Environmental compliance costs............................  53.6  52.9  65.2

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

  Under the authority of CERCLA, the Kentucky Department of Environmental Protection conducted a comprehensive review of the waste management control systems and handling practices at the Ashland Works coke department and steelmaking facility in July, August and September 1991. As a result of this inspection, the Kentucky Natural Resources and Environmental Protection Cabinet instituted an administrative proceeding against the Company in November 1993, alleging certain regulatory violations. The Company has entered into non-binding mediation with the Kentucky Cabinet for Natural Resources and Environmental Protection.

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

  In January 1996, an action was filed in the Court of Common Pleas of Butler County, Ohio on behalf of four named plaintiffs who purport to represent a class of plaintiffs consisting of all hourly employees at the Company's Middletown Works and all hourly employees of independent contractors working at the facility since June 1992. The complaint has twice been amended to add additional named plaintiffs. The plaintiffs allege negligence and intentional tort and seek compensatory and punitive damages in an unspecified amount for alleged dangerous working conditions at the Company's Middletown Works. In March 1997, the Court granted plaintiffs' motion to certify a class. The Company's appeal of this decision to the Ohio Supreme Court was denied on July 29, 1998. The Court of Common Pleas has set a new discovery schedule and a trial date of March 2000. On November 2, 1998, the Company filed motions in the trial court for an order vacating class certification and for partial summary judgment on the grounds of federal preemption. Both motions are pending.

  In April 1996, an action was filed in the United States District Court, Southern District of Ohio, by a number of former employees of the Company seeking certain pension and postretirement benefits which they allege were wrongly denied them when the Company outsourced their positions. On June 18, 1998, the magistrate judge issued a report and recommendation to the court granting in part and denying in part the Company's motion for summary judgment. On September 18, 1998, the court adopted the magistrate judge's report and recommendation, and referred the parties to mediation. Mediation is in progress. Trial is scheduled for March 1999.

                         AK STEEL HOLDING CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in millions, except per share amounts)

  On January 20, 1998, judgment was entered by the United States District Court, Southern District of Ohio, against the Company in the amount of $6.5 following a jury trial in a disability discrimination lawsuit brought by a former employee. On January 30, 1998, the Company moved for judgment in its favor as a matter of law, reduction of the damages and a new trial. On August 7, 1998, the court temporarily stayed all post-trial motions pending mediation, which is in progress.

10. Consolidated Quarterly Sales and Earnings (Unaudited)

  Earnings per share for each quarter and the year are calculated individually and may not add to the total for the year. The historical per share amounts have been restated for a two-for-one Common Stock split effective November 17, 1997.

                                                          1997
                                        ----------------------------------------
                                         First  Second   Third  Fourth
                                        Quarter Quarter Quarter Quarter   Year
                                        ------- ------- ------- ------- --------
   Net sales........................... $598.8  $622.6  $598.6  $620.5  $2,440.5
   Gross profit........................  117.9   121.9   116.3   119.9     476.0
   Net income..........................   34.5    39.0    37.0    40.4     150.9
   Basic earnings per share............    .60     .68     .64     .67      2.59
   Diluted earnings per share..........    .56     .63     .59     .66      2.43
                                                          1998
                                        ----------------------------------------
                                         First  Second   Third  Fourth
                                        Quarter Quarter Quarter Quarter   Year
                                        ------- ------- ------- ------- --------
   Net sales........................... $588.2  $612.0  $557.0  $636.4  $2,393.6
   Gross profit........................  104.6   109.0    80.2   136.4     430.2
   Net income..........................   28.4    33.4     9.3    43.4     114.5
   Basic earnings per share............    .47     .56     .16     .74      1.93
   Diluted earnings per share..........    .47     .56     .16     .73      1.92

Item 9. Changes in and Disagreements with Accountants.

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

  Information with respect to the Company's Executive Officers is set forth in
Part I of this Annual Report pursuant to General Instruction G of Form 10-K. The information required to be furnished pursuant to this item with respect to Directors of the Company will be set forth under the caption "Election of Directors" in the Company's proxy statement (the "1999 Proxy Statement") to be furnished to stockholders in connection with the solicitation of proxies by the Company's Board of Directors for use at the Annual Meeting of Stockholders to be held on May 20, 1999, and is incorporated herein by reference.

  The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement, and is incorporated herein by reference.

Item 11. Executive Compensation.

  The information required to be furnished pursuant to this item will be set forth under the caption "Executive Compensation" in the 1999 Proxy Statement, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  The information required to be furnished pursuant to this item will be set forth under the caption "Stock Ownership," in the 1999 Proxy Statement, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

  The information required to be furnished pursuant to this item will be set forth under the captions "Certain Relationships and Transactions" in the 1999 Proxy Statement, and is incorporated herein by reference. See also Note 7 of the Notes to Consolidated Financial Statements included in Item 8 hereof.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 10-K.

  (a) The list of financial statements filed as part of this report is submitted as a separate section, the index to which is located on page 14.

  (b) Reports on Form 8-K filed during the fourth quarter of 1998 were:

  Earnings Release.............................................  October 9, 1998
  Letters of Intent for Commercial Agreement................... October 12, 1998

  (c) Exhibits:

  List of exhibits begins on next page.

                               INDEX TO EXHIBITS

 Exhibit
 Number                                Description
 -------                               -----------
  3.1    Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on December 20, 1993, as amended
         (incorporated herein by reference to Exhibit 3.1.1 to the Company's
         Current Report on Form 8-K dated May 27, 1998.
  3.2    By-laws of the Company (incorporated herein by reference to Exhibit
         3.2 to Registration No.
         33-74432).
  3.3    Certificate of Designations, Preferences, Rights and Limitations of
         Series A Junior Preferred Stock (included in Exhibit 10.19).
  4.1    Indenture, dated as of December 17, 1996, relating to the Company's 9-
         1/8% Senior Notes Due 2006 (the "1996 Indenture") (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on
         Form S-4 (No. 333-19781) ("Registration No. 333-19781")).
  4.2    Indenture, dated as of April 1, 1994, relating to the Company's 10-
         3/4% Senior Notes Due 2004 (the "1994 Indenture") (incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on
         Form S-1, No. 33-83792 ("Registration No. 33-83792")).
  4.3    Supplemental Indenture, dated as of September 21, 1994, to the 1994
         Indenture (incorporated herein by reference to Exhibit 4.4 to
         Registration No. 33-83792).
  4.4    Supplemental Indenture, dated as of December 11, 1996, to the 1994
         Indenture (incorporated herein by reference to Exhibit 4.4 to
         Registration No. 333-19781).
  4.5    Form of Note Purchase Agreement, dated as of December 17, 1996, with respect to the Company's Senior Secured Notes Due 2004 (incorporated herein by reference to Exhibit 4.5 to Registration No. 333-19781).
 10.4    Form of Executive Officer Severance Agreement (incorporated herein by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K
         for the year ended December 31, 1997).
 10.5    Form of Executive Officer Severance Agreement--Richard M. Wardrop, Jr.
         (incorporated herein by reference to Exhibit 10.5 to the Company's
         Annual Report on Form 10-K for the year ended December 31, 1997).
 10.6    Form of Executive Officer Severance Agreement--James L. Wareham
         (incorporated herein by reference to Exhibit 10.6 to the Company's
         Annual Report on Form 10-K for the year ended December 31, 1997).
 10.7    Annual Management Incentive Plan (filed herewith).
 10.8    Stock Incentive Plan (filed herewith).
 10.9    Executive Minimum and Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.17 to Registration No. 33-83792).
 10.10   Registration Rights Agreement, dated as of April 7, 1994, among the
         Company and certain subsidiaries of Kawasaki (incorporated herein by reference to Exhibit 10.19 to Registration No. 33-83792).
 10.11   Receivables Purchase Agreement, dated as of December 1, 1994, by and between AK Steel and AK Acquisition Receivables Ltd., as successor to
         AK Steel Receivables, Inc. (incorporated herein by reference to
         Exhibit 10.23 to Registration No. 33-86678).
 10.12   Purchase and Servicing Agreement, dated as of December 1, 1994, among
         AK Acquisition Receivables Ltd., as successor to AK Steel Receivables,
         Inc., AK Steel, the institutions from time to time party thereto and
         PNC Bank, Ohio, National Association (incorporated herein by reference to Exhibit 10.24 to Registration No. 33-86678).

 Exhibit
 Number                                Description
 -------                               -----------
 10.13   Amendment No. 1 to the Purchase and Servicing Agreement, dated as of
         November 17, 1995, among AK Steel, AK Acquisition Receivables Ltd., as successor to AK Steel Receivables, Inc., the purchasers party thereto and PNC Bank, Ohio, National Association (incorporated herein by reference to Exhibit 10.11(a) to Registration No. 333-19781).
 10.14   Consent, Amendment and Assumption Agreement, dated as of December 31,
         1996, to the Receivables Purchase Agreement and the Purchase and
         Servicing Agreement, among the Company, AK Steel Receivables Inc., AK
         Acquisition Receivables Ltd., AKSR Investments, Inc., the purchasers party thereto and PNC Bank, Ohio, National Association (incorporated herein by reference to Exhibit 10.11(b) to Registration No. 333-
         19781).
 10.15   Amendment, dated July 10, 1997, to the Receivables Purchase Agreement and the Purchase and Servicing Agreement.
 10.16   Letter Agreement dated July 31, 1995, between the Company and Kawasaki
         (incorporated herein by reference to Exhibit 10 to Post-Effective
         Amendment No. 2 on Form S-3 to the Company's Registration Statement on
         Form S-1, Registration No. 33-86678).
 10.17   Deferred Compensation Plan for Management (incorporated herein by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K
         for the year ended December 31, 1995).
 10.18   Deferred Compensation Plan for Directors (incorporated herein by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K
         for the year ended December 31, 1995).
 10.19   Rights Agreement, dated as of January 23, 1996, between the Company and The Bank of New York as predecessor to The Fifth Third Bank, as
         Rights Agent, with respect to the Company's Stockholder Rights Plan
         (incorporated by reference to Exhibit 1 to the Company's Registration
         Statement on Form 8-A under the Securities Exchange Act of 1934, as filed with the Commission on February 5, 1996).
 10.20   Substitution of The Fifth Third Bank as Successor Rights Agent and
         Amendment No. 1, dated September 15, 1997, to Rights Agreement dated as of January 23, 1996 (incorporated herein by reference to Exhibit
         4.1 to the Company's Current Report on Form 8-K, dated September 15,
         1997).
 10.21   Instrument of Resignation, Appointment and Acceptance, dated as of
         September 15, 1997, with respect to resignation of The Bank of New
         York as Trustee and appointment of The Fifth Third Bank as Successor
         Trustee under the 1994 Indenture (incorporated herein by reference to
         Exhibit 4.2 to the Company's Current Report on Form 8-K dated
         September 15, 1997).
 10.22   Instrument of Resignation, Appointment and Acceptance, dated as of
         September 15, 1997, with respect to resignation of The Bank of New
         York as Trustee and the appointment of The Fifth Third Bank as
         Successor Trustee under the 1996 Indenture (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K,
         dated September 15, 1997).
 10.23   Long Term Performance Plan (filed herewith).
 10.25   First Amendment, dated July 17, 1997, to Executive Minimum and
         Supplemental Retirement Plan (incorporated herein by reference to
         Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).
 10.26   Second Amendment, dated September 18, 1997, to Executive Minimum and
         Supplemental Retirement Plan (incorporated herein by reference to
         Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).
 11.0    Statement re Computation of Per Share Earnings.
 23.1    Independent Auditors' consent.
 27.     Financial Data Schedule.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Middletown, State of Ohio, on January 25, 1999.

                                          AK Steel Holding Corporation

                                          By:    /s/ James L. Wainscott
                                             ----------------------------------
                                            James L. Wainscott
                                            Vice President, Treasurer and
                                            Chief Financial Officer

  Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

              Signature                      Title                   Date

    /s/ Richard M. Wardrop, Jr.      Chairman of the          January 25, 1999
-----------------------------------  Board and Chief
      Richard M. Wardrop, Jr.        Executive Officer

       /s/ James L. Wareham          President                January 25, 1999
-----------------------------------
         James L. Wareham

      /s/ James L. Wainscott         Vice President,          January 25, 1999
-----------------------------------  Treasurer and Chief
        James L. Wainscott           Financial Officer

       /s/ Donald B. Korade          Controller               January 25, 1999
-----------------------------------
         Donald B. Korade

          /s/ Allen Born             Director                 January 25, 1999
-----------------------------------
            Allen Born

        /s/ John A. Georges          Director                 January 25, 1999
-----------------------------------
          John A. Georges

      /s/ Dr. Bonnie G. Hill         Director                 January 25, 1999
-----------------------------------
        Dr. Bonnie G. Hill

       /s/ Robert H. Jenkins         Director                 January 25, 1999
-----------------------------------
         Robert H. Jenkins

       /s/ Lawrence A. Leser         Director                 January 25, 1999
-----------------------------------
         Lawrence A. Leser

       /s/ Robert E. Northam         Director                 January 25, 1999
-----------------------------------
         Robert E. Northam

          /s/ Cyrus Tang             Director                 January 25, 1999
-----------------------------------
            Cyrus Tang

     /s/ Dr. James A. Thomson        Director                 January 25, 1999
-----------------------------------
       Dr. James A. Thomson