Form 10-K405/A
period 1998-12-31
AK STEEL HOLDING CORP
filed 1999-02-25
CIK 918160

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

[x] AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998
                                       or

[_] AMENDMENT TO TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________

                         Commission file number: 1-13696


                          AK STEEL HOLDING CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


           DELAWARE                                       31-1401455
--------------------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization

                                703 CURTIS STREET
                             MIDDLETOWN, OHIO 45043
                                 (513) 425-5000
--------------------------------------------------------------------------------
   (Address, Including Zip Code, and Telephone Number, Including Area Code, of
                    Registrant's Principal Executive Offices)


          Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of Each Exchange
    Title of Each Class                                   on Which Registered
    -------------------                                   -------------------

COMMON STOCK $.01 PAR VALUE                              NEW YORK STOCK EXCHANGE
10 3/4% SENIOR NOTES DUE 2004                            NEW YORK STOCK EXCHANGE


           Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [x].

Aggregate market value of the registrant's voting stock held by non-affiliates at January 22, 1999: $1,092,324,676

At January 22, 1999 there were 59,046,316 shares of the registrant's Common Stock outstanding.

================================================================================

NYFS07...:\55\38055\0019\1948\FRM2159P.15F

                                INTRODUCTORY NOTE

            This Amendment on Form 10-K/A amends and restates in their entirety Items 10, 11, 12 and 13 of the Annual Report on Form 10-K of AK Steel Holding Corporation (the "Company") for the fiscal year ended December 31, 1998 to furnish information previously omitted therefrom pursuant to Paragraph G(3) of the General Instructions to Form 10-K.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      (A)   DIRECTORS OF THE REGISTRANT

      The following table sets forth the name, age and position with the Company of each member of the Board of Directors as of February 22, 1999:

                                                                   Director
                                        Positions with           Continuously
Name                      Age            the Company                 Since
----                      ---            -----------                 -----
Allen Born                 65              Director                   1995
John A. Georges            67              Director                   1994
Dr. Bonnie G. Hill         57              Director                   1994
Robert H. Jenkins          55              Director                   1996
Lawrence A. Leser          63              Director                   1995
Robert E. Northam          68              Director                   1994
Cyrus Tang                 69              Director                   1994
Dr. James A. Thomson       54              Director                   1996
Richard M. Wardrop, Jr.    53              Chairman of the Board;     1995
                                           Chief Executive Officer


      Mr. Born is Chairman of Born Investments, LLC. He is the former Chairman of Alumax, Inc., having served in that position since November 1993. For more than five years prior thereto he served as Chairman and Chief Operating Officer of Amax Inc. Mr. Born also is a director of Cyprus-Amax Minerals Company, Inmet Mining, the International Primary Aluminium Institute and the Aluminum Association. He serves as a member of the Board of Trustees of the Robert W. Woodruff Arts Center, Vice Chairman of the Kennedy Center's Corporate Fund Board and the Board of Councilors of the Carter Center.

      Mr. Georges is a former Senior Managing Director of Windward Capital Partners LLP, a private investment partnership. He is the retired Chairman and Chief Executive Officer of International Paper Company, having served in that position from 1985 to March 1996. He also is a director of International Paper Company, Ryder System Inc., Warner-Lambert Company and DCV Inc. Mr. Georges is a member of the Business Council, the Trilateral Commission and the Board of the University of Illinois Foundation.

      Dr. Hill is Senior Vice President of Community Relations for the Los Angeles Times. She continues as President and Chief Executive Officer of the Times Mirror Foundation and as a Vice President of the Times Mirror Company, having been elected to those positions in February 1997. From July 1992 until January 1997, she was Dean of the McIntire School of Commerce at the University of Virginia. She served as Secretary of the State and Consumer Services Agency for the State of California from April 1991 to July 1992. She also is a director of Niagara Mohawk Power Corporation, Hershey Foods Corporation and Louisiana-Pacific Corporation.

      Mr. Jenkins has served as Chairman of the Board of Sundstrand Corporation since April 1997 and as President and Chief Executive Officer of that company since September 1995. For more than five years prior thereto, Mr. Jenkins was employed by Illinois Tool Works as its Executive Vice President and in other senior management positions. Mr. Jenkins also is a director of Solutia, Inc., Cordant Technologies Inc., Pella Corporation and serves as a member of the boards of trustees of the Manufacturers Alliance and the National Association of Manufacturers.

      Mr. Leser is Chairman of the E.W. Scripps Company, having also served as its Chief Executive Officer from July 1985 until May 1996. Mr. Leser also is a director of Union Central Life Insurance Company, Student Loan Funding Resources and a member of the Board of Trustees of Xavier University.

      Mr. Northam retired as Executive Vice President and Chief Financial Officer of J.C. Penney Company, Inc. in January 1996, having served in that position since February 1982. He also served in the office of the chairman of J.C. Penney Company, Inc. from June 1992 until his retirement.

      Mr. Tang has served since 1971 as President and Chief Executive Officer of Tang Industries, Inc., which, together with its affiliates, operates various businesses, including steel distribution and processing, metal stamping and fabrication, ferrous and non-ferrous metal scrap trading and processing, aluminum die casting, extrusions and recycling, wood and steel office furniture manufacturing and pharmaceuticals.

      Dr. Thomson is the President and Chief Executive Officer of The Rand Corporation, having served in that capacity since August 1989. He also serves as a director of Texas Biotechnology Corporation and as a Trustee of the International Institute for Strategic Studies in London and the Los Angeles World Affairs Council and is a member of the Council on Foreign Relations in New York.

      Mr. Wardrop was elected Chairman of the Board of the Company effective January 27, 1997. He has been Chief Executive Officer since May 16, 1995. Mr. Wardrop also served as President of the Company from April 7, 1994 until March 20, 1997. From June 1992 to April 7, 1994, Mr. Wardrop served as Vice President, Manufacturing of the Company's predecessor, Armco Steel Company, L.P.

COMMITTEES OF THE BOARD OF DIRECTORS

      The Board of Directors has established an Audit and Finance Committee, a Compensation Committee, a Public Affairs Committee and a Nominating and Governance Committee.

      The Audit and Finance committee recommends to the Board of Directors the firm of certified public accountants that will be appointed to serve as the independent auditors of the Company's annual financial statements. The Audit and Finance Committee also meets with representatives of that accounting firm and the Company's internal audit staff to review the plan, scope and results of the annual audit and the recommendations of the independent accountants regarding the Company's internal accounting systems and controls. The current members of the Audit and Finance Committee are Messrs. Georges (Chairperson), Born, Northam and Tang.

      The Compensation Committee makes recommendations to the Board of Directors with regard to the Company's compensation and benefits policies and practices. The Committee also reviews and makes recommendations to the Board of Directors with respect to the compensation of the Company's principal executive officers and administers the Company's Stock Incentive Plan. The current members of the Compensation Committee are Messrs. Northam (Chairperson), Born and Leser and Dr. Hill.

      The Public Affairs Committee reviews and makes recommendations to the Board of Directors regarding the Company's public affairs policies and practices, including its policies with respect to environmental compliance, employee safety and health and equal employment opportunities. The current members of the Public Affairs Committee are Dr. Hill (Chairperson), Messrs. Georges and Jenkins and Dr. Thomson.

      The Nominating and Governance Committee reviews and makes recommendations to the Board of Directors regarding the size, organization, membership requirements, compensation and other practices and policies of the Board. The current members of the Nominating and Governance Committee are Messrs. Leser (Chairperson), Jenkins and Tang and Dr. Thomson.

ATTENDANCE AT MEETINGS

      During 1998, there were six regular meetings and three special telephonic meetings of the Board of Directors, six meetings of each of the Audit and Finance Committee, five meetings of the Compensation Committee and two meetings of each of the Public Affairs Committee and the Nominating and Governance Committee. Each director attended at least 75% of the meetings of the Board and of each committee of which he or she was a member.

COMPENSATION OF DIRECTORS

      During 1998, each director who is not an employee of the Company received an annual fee of $33,000 for service on the Board of Directors. One-half of that amount was paid in the form of shares of Common Stock of the Company valued at market on the date of issuance and the balance was paid in cash (receipt of which may have been deferred pursuant to a prior election) or, at the director's option, in the form of additional shares of Common Stock. Each director who chairs a committee of the Board of Directors received an additional annual fee of $3,600 for such service. Non-employee directors also were paid a fee of $1,500 for each Board meeting and each committee meeting they attended and were reimbursed for their expenses incurred in attending those meetings. An employee of the Company who serves as a director receives no additional compensation for such service. Non-employee directors are required to retire from the Board at age 70 but are entitled thereafter to an annual retainer equal to the annual director's fee in effect at the time of such retirement, provided that they remain available to the Chairman on a consulting basis. Upon first being elected to the Board, each non-employee director also is granted options under the Company's Stock Incentive Plan to purchase a total of 10,000 shares of the Company's Common Stock at its then prevailing market price. The options vest on the first anniversary of the date of grant and may be exercised at any time thereafter until the tenth anniversary of the grant date.

ELECTION OF DIRECTORS

      Each of the Company's Directors is elected for a term expiring on the date of the next Annual Meeting of the Company's stockholders and until his or her successor is duly elected and has qualified.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and officers, and persons who own beneficially more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater-than-ten-percent beneficial owners are required by Rule 16a3(e) under the Exchange Act to furnish the Company with copies of all reports that they file pursuant to Section 16(a).

      To the Company's knowledge, based solely upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to the Company's officers and directors were complied with, except that a report for one transaction was filed late by Mr. Tang.

      (B) EXECUTIVE OFFICERS OF THE REGISTRANT

      Reference is made to the information with respect to executive officers of the Company set forth in Part I of this Annual Report on Form 10-K immediately following Item 4 - Submission of Matters to a Vote of Security Holders.

      Each officer of the Company holds office for a term of one year and until his successor is duly elected and has qualified.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND OTHER COMPENSATION

      Annual compensation paid to executive officers of the Company consists of salary and cash bonus awards under the Company's Annual Management Incentive Plan. Long-term compensation consists of restricted stock awards and stock options under the Company's Stock Incentive Plan and payouts in the form of cash and restricted stock under the Company's Long-Term Performance Plan.

      The following table sets forth the cash compensation, as well as certain other compensation, paid or accrued by the Company for each of the past three years to the Chief Executive Officer and each of the other four most highly compensated executive officers of the Company (the "Named Executives") serving as such at December 31, 1998.

                           SUMMARY COMPENSATION TABLE

                                       ANNUAL COMPENSATION                  LONG-TERM COMPENSATION
                                       -------------------                  ----------------------
                                                                         AWARDS               PAYOUTS
                                                                         ------               -------
                                                                             SECURITIES                      ALL
                                                              RESTRICTED     UNDERLYING                     OTHER
        NAME AND                                                STOCK          STOCK           LTIP        COMPEN-
   PRINCIPAL POSITION                  SALARY      BONUS(3)    AWARDS(4)      OPTIONS        PAYOUTS(5)    SATION(6)
     AT 12/31/1998             YEAR     ($)          ($)          ($)      (# OF SHARES)        ($)          ($)
--------------------------    ------  ---------  -----------  -----------  -------------    -----------   ---------
Richard M Wardrop, Jr.         1998    900,000    1,350,000      957,815       100,000       1,350,000      73,074
  Chairman and Chief           1997    700,000    1,050,000    2,340,000       250,000       1,050,000      63,970
  Executive Officer            1996    546,875      556,992    1,209,375       160,000         862,500      33,586

James L. Wareham(1)            1998    400,000      600,000      383,126        50,000         600,000      34,741
  President                    1997    333,333      500,000      449,219        60,000         500,000      37,618
                               1996      -             -           -             -               -           -

Richard E. Newsted             1998    332,500      332,500      306,501        40,000         350,000      24,528
  Executive Vice President,    1997    293,333      293,333      151,750        20,000         315,000      24.559
  Commercial                   1996    236,669      233,522      322,500        42,000         250,000      14,758

John G. Hritz                  1998    296,667      296,667      191,563        25,000         310,000      21,873
  Executive Vice President,    1997    246,667      246,667      151,750        20,000         270,000      20,635
  General Counsel and          1996    153,726      151,682      201,563        24,000         200,000       8,198
  Secretary

Thomas C. Graham Jr. (2)       1998    225,000      225,000       76,625        10,000         225,000      16,660
  Vice President               1997    208,333      208,333       75,875        10,000         225,000      17,512
  Research and Engineering     1996    104,167      197,345      217,188        25,000         104,672       5,564


------------------

(1) Mr. Wareham joined the Company effective March 1, 1997 and was elected President on March 20, 1997.

(2)   Mr. Graham joined the Company on June 24, 1996.

(3) Amounts shown in this column represent bonuses earned under the Company's Annual Management Incentive Plan.

(4) The dollar value of each restricted stock award indicated in this column is based on the average price of the Company's Common Stock on the date of the award. The amounts shown do not include the value of restricted stock awards representing a portion of the payouts under the Company's Long-Term Performance Plan. All awards shown in this column were granted pursuant to the Company's Stock Incentive Plan. The aggregate number of shares of restricted stock held by the Named Executives at December 31, 1998 and the dollar value thereof (based on the closing price of the Company's Common Stock on December 31, 1998) were as follows: for Mr. Wardrop-245,000, $5,757,500; for Mr. Wareham-45,000, $1,057,500; for Mr. Newsted-45,000,
      $1,057,500; for Mr. Hritz-29,500, $693,250; and for Mr. Graham-15,500,
      $364,250. Dividends are paid on shares of restricted stock to the extent declared and paid on the Company's Common Stock.

(5) The amounts shown in this column represent payouts under the Company's Long-Term Performance plan for the performance period ended December 31, 1998. One half of the amount shown for each


-----------------------------------------
Footnotes continue on following page.

      Named Executive was paid in cash (receipt of which may have been deferred pursuant to a prior election by such Named Executive) and the balance in the form of an award of shares of restricted stock valued on the basis of the market price of the Company's Common Stock on the date of the approval of the share issuance by the Compensation Committee. Those shares are in addition to shares underlying restricted stock awards granted in 1998 pursuant to the Stock Incentive Plan but are subject to all of the terms and conditions of that plan and vest with respect to 20% of the shares on each of the first through fifth anniversaries of the award.

(6) The amounts shown in this column for 1998 were derived as follows: (i) for Mr. Wardrop, $10,074 was attributed to him for imputed income arising out of a Company-provided life insurance plan and $63,000 represents the Company's matching contributions for his account to the Company's thrift plan; (ii) for Mr. Wareham, $6,741 was attributed to him for imputed income arising out of a Company-provided life insurance plan and $28,000 represents the Company's matching contribution for his account to the Company's thrift plan; (iii) for Mr.Newsted, $1,253 was attributed to him for income arising out of a Company-provided life insurance plan and $23,275 represents the Company's matching contribution for his account to the Company's thrift plan; (iv) for Mr. Hritz, $1,106 was attributed to him for imputed income arising out of a Company-provided life insurance plan and $20,767 represents the Company's matching contribution for his account to the Company's thrift plan; and (v) for Mr. Graham, $814 was attributed to him for imputed income arising out of a Company-provided life insurance plan, $15,750 represents the Company's matching contribution for his account to the Company's thrift plan and $96 was paid to him pursuant to a Company-provided medical plan. All premiums for Company-provided life insurance are paid by the Company; income is imputed to an employee in an amount equal to the portion of the premium applicable to coverage exceeding $50,000.


STOCK OPTIONS

      Pursuant to its Stock Incentive Plan, the Company grants to its key employees, including its executive officers, options to purchase shares of its Common Stock. The plan does not provide for, and the Company does not grant, stock appreciation rights. The following table sets forth information with respect to stock options granted to the Named Executives in 1998:


                           STOCK OPTION GRANTS IN 1998

                                PERCENT OF                            POTENTIAL REALIZABLE
                                  TOTAL                                 VALUE AT ASSUMED
                     OPTIONS     OPTIONS     EXERCISE                ANNUAL RATES OF STOCK
                     GRANTED    GRANTED TO   PRICE PER               PRICE APPRECIATION FOR
                     (# OF      EMPLOYEES     SHARE(1)  EXPIRATION       OPTION TERM(2)
NAME                 SHARES)     IN 1998        ($)        DATE       5% ($)      10% ($)
----                 -------     -------        ---        ----       ------      -------
R.M. Wardrop, Jr...  100,000      25.48       19.1563     5/21/08   1,204,729    3,053,021
J.L. Wareham.......   50,000      12.74       19.1563     5/21/08     602,365    1,526,510
R.E. Newsted.......   40,000      10.19       19.1563     5/21/08     481,892    1,221,208
J.G. Hritz.........   25,000       6.37       19.1563     5/21/08     301,182      763,255
T.C. Graham, Jr....   10,000       2.55       19.1563     5/21/08     120,473      305,302


--------------------
Footnotes appear on following page

Footnotes:

(1) All options provide for an exercise price equal to the fair market value of the underlying shares as of the date of grant.

(2) The amounts shown in these columns represent the potential appreciation in the value of the options over their stated term of ten years, based upon assumed compounded rates of appreciation of 5% per year (equivalent to 162.89%) and 10% per year (equivalent to 259.37%), respectively. Those amounts are not intended as forecasts of future appreciation, which is dependent upon the actual increase, if any, in the market price of the shares underlying the options, and there is no assurance that the amounts of appreciation shown in these columns will be realized.


      The following table provides information as to options exercised by each of the Named Executives in 1998 and the value of options held by them at year end:

                     AGGREGATE OPTION EXERCISES IN 1998 AND
                       OPTION VALUES AT DECEMBER 31, 1998

                                                             NUMBER OF SHARES
                          NUMBER                           UNDERLYING UNEXERCISED          VALUE OF UNEXERCISED
                         OF SHARES                               OPTIONS AT              IN-THE-MONEY OPTIONS AT
                        ACQUIRED ON       VALUE              DECEMBER 31, 1998            DECEMBER 31, 1998($)(1)
                                                      ----------------------------    ----------------------------
NAME                     EXERCISE      REALIZED($)    EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
----                   ------------    -----------    -----------    -------------    -----------    -------------
R.M. Wardrop, Jr........     0             --           510,002          319,998      4,110,226        1,211,660
J.L. Wareham............     0             --            20,000           90,000        107,500          424,375
R.E. Newsted............     0             --           154,668           67,332      1,175,927          270,453
J.G. Hritz..............     0             --            28,002           46,330        127,833          187,009
T.C. Graham, Jr.........     0             --            20,002           24,998         41,672           84,578


------------------
(1) Calculated on the basis of the difference between the option exercise price and the closing price of the Company's Common Stock on the New York Stock Exchange on December 31, 1998 ($23.50 per share).

LONG-TERM INCENTIVE AWARDS

      The Company's Long-Term Performance Plan is designed to increase management's focus on the Company's longer term performance relative to that of a group of six other steel producers--Bethlehem Steel Corporation, Inland Steel Company, LTV Steel Company, Inc., National Steel Corporation, Nucor Corporation and the U.S. Steel Group of USX Corporation--and to further enhance the Company's ability to retain the services of its key executives.

      Long-term performance is measured on the basis of what the Company deems to be a critical indicator of profitability in the steel industry--operating profit per ton of steel shipped--which, for purposes of the plan, is assessed both cumulatively and annually over a performance period of three years, with a new performance period commencing annually. The current three-year performance period ended December 31, 1998. In addition, upon inception of the plan, the Board of Directors also provided for a one-time transitional two-year performance period that ended December 31, 1996. Payouts in respect to completed performance periods are shown in the Summary Compensation Table on page 6.

      Payouts under the plan are made shortly following the expiration of the applicable performance period. No payout is made unless (i) the Company reports net income for the last year of the performance period and (ii) the Company's operating profit per ton ranks at least in the upper 50% of the competitor group either on a cumulative basis over the entire performance period or during the last year of the performance period. The payout to each participating executive is determined by multiplying the executive's annual base salary as of the end of the performance period by an award percentage. A target percentage for each executive is established at or shortly following the beginning of the performance period, subject to the approval of the Compensation Committee. The actual award percentage may be higher or lower than the target percentage, depending upon the Company's performance relative to that of the competitor group during the performance period, and currently ranges from a threshold of 15% of the target percentage to a maximum of 200% of the target percentage. An executive would be entitled to the maximum payout only if the Company's performance ranks first among the competitor group both on a cumulative basis over the entire performance period and during the last year thereof. No payment is made to an executive who has voluntarily resigned or been discharged for cause prior to the scheduled date of payout. Upon retirement, an executive is entitled under the Plan to receive, in lieu of any amounts to which he or she otherwise might have been entitled in respect of performance periods that commenced prior to his or her retirement but are scheduled to expire subsequent thereto, a payment equal to his or her payout for the performance period last ended prior to the date of his retirement. Up to 50% of an executive's payout may be made in the form of an award of shares of restricted stock, which vests with respect to 20% of the shares on each of the first through fifth anniversaries of the award date.

      The following table sets forth information with respect to potential payouts to the Named Executives pursuant to awards granted to them in 1998 under the Company's Long-Term Performance Plan:

                   LONG-TERM PERFORMANCE PLAN AWARDS IN 1998

                                     NUMBER OF
                                      SHARES,         PERFORMANCE
                                     UNITS OR        PERIOD UNTIL            ESTIMATED FUTURE PAYOUTS(2)
                                       OTHER         MATURATION OR      THRESHOLD       TARGET         MAXIMUM
NAME                                 RIGHTS(1)          PAYOUT             ($)            ($)            ($)
----                                -----------    ----------------    ------------  -------------  -------------
R.M. Wardrop, Jr..................      75          1/1/98-12/31/00      101,250        675,000      1,350,000
J. L. Wareham.....................      75          1/1/98-12/31/00       45,000        300,000        600,000
R.E. Newsted......................      50          1/1/98-12/31/00       26,250        175,000        350,000
J.G. Hritz........................      50          1/1/98-12/31/00       23,250        155,000        310,000
T.C. Graham, Jr...................      50          1/1/98-12/31/00       16,875        112,500        225,000


---------------
(1) The number set forth in this column for a Named Executive is the target percentage specified by the Compensation Committee.

(2) For purposes of estimating a Named Executive's future payout, the applicable percentage has been multiplied against the Named Executive's annual base salary as of December 31, 1998. A Named Executive's ultimate payout will be determined by multiplying the applicable award percentage against his or her actual base salary at December 31, 2000, which may not be the same as that in effect at December 31, 1998.

AGREEMENTS WITH PRINCIPAL OFFICERS

      The Company's executive officers and certain other key managers are covered by agreements that provide for severance payments and certain other benefits in the event (a "Triggering Event") of a diminution of the covered employee's salary or responsibility or a termination of the employee's employment other than for cause (as defined in the agreements). The agreements generally provide that upon the occurrence of a Triggering Event, an elected officer (including each of the Named Executives) would be entitled to (i) a lump sum severance payment equal to the salary to which that officer would otherwise have been entitled for a period (the "severance payment period") of 36 months (if the Triggering Event occurs within 24 months following the occurrence of a Change in Control, as defined in the agreements) or 24 months (in the case of a Triggering Event occurring other than within 24 months after a Change in Control); (ii) a lump sum payment under the Company's Annual Management Incentive Plan of a sum equal to the aggregate annual bonuses to which the officer would have been entitled for the applicable severance payment period based upon the bonus actually received by the employee under that plan for the year preceding the Triggering Event; (iii) the immediate vesting and lapse of all restrictions on shares that were the subject of restricted stock awards to the employee under the Company's Stock Incentive Plan; (iv) the right, for a period of three years following the Triggering Event, to exercise any stock options that were outstanding at the date of the Triggering Event; and (v) continuing coverage under the Company's benefit plans (including life, health and other insurance benefits) for the duration of the applicable severance payment period. For all key managers other than executive officers, the applicable severance period is 18 months, whether or not the Triggering Event is preceded by a Change in Control. The agreements with certain senior executive officers (including the Named Executives) also provide that, upon either (i) an involuntary termination of employment other than for cause (whether or not preceded by a Change in Control) or (ii) a voluntary termination of employment for good reason (as defined in the agreements) within 24 months following a Change in Control, the officer would be entitled to a further lump sum payment equal to (and in lieu of) all amounts to which that officer would otherwise have been entitled under the Company's supplemental retirement plan (described below under "Pension Plans"), such payment to be calculated as if he had become fully vested under the plan and had retired at age 60 (or his then actual age, if higher). If the Triggering Event is preceded by a Change in Control and any portion of the required payments to an elected officer becomes subject to the federal excise tax on so-called "parachute payments," the agreement with that officer provides for "gross-up" so that the net amount retained by the officer, after deduction of the excise tax and any applicable taxes on the "gross-up" payment, is not reduced as a consequence of such excise tax. The Company's agreements with its senior executive officers (including the Named Executives) provide to each such officer the right, exercisable only during a thirty-day period commencing (i) immediately after the occurrence of a Change in Control in the case of the Chief Executive Officer, and (ii) 180 days following the occurrence of a Change in Control in the case of all other senior executive officers, to voluntarily terminate his or her employment and obtain the same benefits as would be available following a Triggering Event.

PENSION PLANS

      The Company's executive officers are eligible for retirement benefits under several plans: (i) a qualified defined benefit plan (the "Defined Benefit Plan") that covers salaried employees whose employment by the Company began on or before December 31, 1991 and provides benefits based on the employee's final average earnings, (ii) a qualified cash balance plan (the "Cash Balance Plan" that covers salaried employees whose employment by the Company began on or after January 1, 1992 and accumulates credits based on the employee's length of service and compensation throughout the period of service, and (iii) a supplemental retirement plan (the "Supplemental Plan") that provides a "make up" of qualified plan benefits that may be denied to participants in the Defined Benefit Plan or the cash Balance Plan because of limitations imposed by the Internal Revenue Code of 1986, as amended, as well as supplemental benefits for employees with a minimum of ten years of service, including at least five years of service as a member of key management, subject to a limit on the total benefits that may be paid to a covered participant equal to the lesser of (x) 75% of the participant's annual base salary during a defined period preceding retirement or (y) 45% of the participant's average "covered compensation" (consisting of base salary, bonuses under the Annual Management Incentive Plan and payouts under the Long-Term Performance Plan) during that period.

                       ESTIMATED ANNUAL PENSION BENEFITS

      Each of the Named Executives (other than Mr. Hritz), and all but four of the Company's other executive officers, commenced employment subsequent to January 1, 1992. Officers employed subsequent to that date are covered under the Cash Balance Plan and the Supplemental Plan. The following table sets forth the estimated combined annual retirement benefits (calculated on a straight line annuity basis) that may become payable to a covered participant in the higher compensation classifications, including the Named Executives, under the Cash Balance Plan and the Supplemental Plan, assuming satisfaction of the requisite service requirements at the time of retirement:


            ESTIMATED MAXIMUM BENEFIT        ESTIMATED MAXIMUM BENEFIT
                    BASED ON                          BASED ON
              AVERAGE BASE SALARY          AVERAGE COVERED COMPENSATION
              -------------------          ----------------------------
             AVERAGE                          AVERAGE
              BASE       ESTIMATED             COVERED       ESTIMATED
            SALARY($)    BENEFIT ($)      COMPENSATION($)    BENEFIT($)
            ---------   -----------       ---------------    ----------
              200,000     150,000              600,000        270,000
              300,000     225,000              800,000        360,000
              400,000     300,000            1,000,000        450,000
              500,000     375,000            1,200,000        540,000
              600,000     450,000            1,400,000        630,000
              700,000     525,000            1,600,000        720,000
              800,000     600,000            1,800,000        810,000
              900,000     675,000            2,000,000        900,000
            1,000,000     750,000            2,200,000        990,000

It is anticipated that, so long as annual bonuses under the Management Incentive Plan and payouts under the Long-Term Performance Plan continue to represent the principal contributants to the covered compensation of the Company's executive officers, benefits to those officers, including those of the Named Executives covered under the Cash Balance Plan, will be limited to 75% of the highest annual base salary during the period of his or her employment. The following table sets forth, as of December 31, 1998, the number of years of creditable service and the applicable covered compensation and base salary for pension benefit calculation purposes for each of the Named Executives covered under the Cash Balance Plan:

                                   YEARS OF       COVERED        BASE
                                    SERVICE   COMPENSATION($)  SALARY($)
                                    -------   ---------------  ---------

R.M. Wardrop Jr...............        6.5       2,788,789      900,000
J.L. Wareham..................        1.8       1,600,000      400,000
R.E. Newsted..................        4.3         878,952      350,000
T.C. Graham, Jr...............        2.5         684,576      225,000

      Five of the Company's executive officers (including Mr. Hritz) commenced employment with the Company prior to January 1, 1992. Those officers are covered under the Defined Benefit Plan and the Supplemental Plan. The following table sets forth, as of December 31, 1998, the estimated combined annual retirement benefits (calculated on a straight line annuity basis and before a required deduction of a portion of applicable Social Security benefits) that may become payable to a covered participant in the higher compensation classifications under the Defined Benefit Plan and the Supplemental Plan:

               AVERAGE                         YEARS OF SERVICE
               COVERED          ------------------------------------------
            COMPENSATION           15          20        30          40
            ------------        --------    --------  --------    --------

            $  400,000          $180,000    $180,000  $189,000    $252,000
            $  500,000          $225,000    $225,000  $236,250    $315,000
            $  600,000          $270,000    $270,000  $283,500    $378,000
            $  700,000          $315,000    $315,000  $330,750    $441,000
            $  800,000          $360,000    $360,000  $378,000    $504,000
            $  900,000          $405,000    $405,000  $425,250    $567,000
            $1,000,000          $450,000    $450,000  $472,500    $630,000
            $1,100,000          $495,000    $495,000  $519,750    $693,000
            $1,200,000          $540,000    $540,000  $567,000    $756,000

To the extent that a participant's covered compensation substantially exceeds his base salary, annual benefits will be limited to 75% of his highest annual base salary during the period of his employment and, therefore, will be less than the amounts shown in the foregoing table.

      Under the Defined Benefit Plan, a participant's average pensionable earnings are determined on the basis of the highest amounts paid to that participant in any 60 consecutive months of service during his or her last 120 consecutive months of service. Mr. Hritz has 9.3 years of credited service under the Defined Benefit Plan. If his employment were to continue until retirement at age 65 at his 1998 rate of remuneration, he would be entitled to receive an annual pension of $232,500.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The members of the Compensation Committee are not employees of the Company and do not participate in any of the Company's management compensation programs. No member of the Committee is an executive officer of a company of which any executive officer of the Company serves as a director.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

DIRECTORS AND EXECUTIVE OFFICERS

      The following table sets forth as of February 22, 1999 information with respect to the beneficial ownership of the Company's Common Stock by (i) each officer of the Company named in the Summary Compensation Table, (ii) each current director and (iii) all directors and executive officers of the Company as a group.

                                               SHARES      PERCENTAGE OF
                                               OWNED        OUTSTANDING
                                           BENEFICIALLY(1)    SHARES
                                           ---------------    ------

      Allen Born..........................     15,562           *
      John A. Georges.....................     16,624           *
      Thomas C. Graham, Jr................     51,466           *
      Dr. Bonnie G. Hill..................      4,559           *
      John G. Hritz.......................     97,958           *
      Robert H. Jenkins...................     13,029           *
      Lawrence A. Leser...................     12,681           *
      Richard E. Newsted..................    235,440           *
      Robert E. Northam...................     13,309           *
      Cyrus Tang..........................     56,624           *
      Dr. James A. Thomson................     12,079           *
      Richard M. Wardrop, Jr..............    891,415           1.5%
      James L. Wareham....................    110,668           *
      All directors and executives
       officers as a group (21 persons)...  1,940,671          3.3%
      -------------
      *Less than 1%

      (1)  Includes shares subject to stock options exercisable within 60 days.

OTHER BENEFICIAL OWNERS

      The following table sets forth information with respect to each person known by the Company to own beneficially more than five percent of the outstanding Common Stock of the Company as of December 31, 1998:

                                                                PERCENTAGE
                                                   SHARES           OF
            NAME AND ADDRESS                        OWNED      OUTSTANDING
            OF BENEFICIAL OWNER                  BENEFICIALLY     SHARES
            -------------------                  ------------     ------

            Franklin Resources, Inc. (1)........   3,116,900       5.3%
              777 Mariners Island Boulevard
              San Mateo, California 94404

            Kawasaki Steel Corporation..........   8,510,638      14.4%
              Hibiya, Kokusai Building
              2-3 Uchisaiwaicho, 2-Chome
              Chiyoda-Ku, Tokyo 100 Japan

            Neuberger & Berman, LLC (2).........   6,989,474      11.8%
              605 Third Avenue
              New York, New York  10158

            The Prudential Insurance Company
              of America (3)....................   4,494,200       7.6%
              751 Broad Street
              Newark, New Jersey 07102

            Sasco Capital, Inc. (4).............   3,686,772       6.2%
              10 Sasco Hill Road
              Fairfield, Connecticut  06430

            Vanguard/Windsor Fund, Inc. (5).....   6,199,352      10.5%
              100 Vanguard Boulevard
              Malvern, Pennsylvania  19355

            Wellington Management Company (6)...  6,207,144       10.5%
              75 State Street
              Boston, Massachusetts  02109

            -------------

            (1) Based on information contained in a statement on Schedule 13G, dated January 22, 1999, Franklin Resources, Inc. is a holding company for subsidiaries that include investment advisers registered under the Investment Advisers Act of 1940 having sole voting and dispositive power with respect to an aggregate of 3,116,900 shares held by or for the account of various clients for whom they furnish advisory services.

            (2) Based on information set forth in a statement on Schedule 13G, dated February 5, 1999, Neuberger & Berman, LLC, a broker-dealer registered under the Securities Exchange Act of 1934 and an investment adviser registered under the Investment

                  Advisers Act of 1940, has shared dispositive power with respect to an aggregate of 6,989,474 shares held by or for the account of various clients for whom it serves as an investment adviser, with sole voting power with respect to 3,668,174 of those shares and shared voting power with respect to 3,321,300 of those shares.

            (3) Based on information set forth in a statement on Schedule 13G, dated February 1, 1999, The Prudential Insurance Company of America, a mutual insurance company, in its capacity as an investment adviser registered under the Investment Advisers Act of 1940, had sole voting and dispositive power with respect to an aggregate of 69,800 shares and shared voting and dispositive power with respect to an aggregate of 4,424,400 shares, all of which were held by or for the benefit of various investment advisory clients.

            (4) Based on information set forth in a statement on Schedule 13G, dated February 8, 1999, Sasco Capital, Inc., an investment adviser registered under the Investment Advisers Act of 1940, has sole dispositive power with respect to an aggregate of 3,686,772 shares held by or for the account of various clients for whom it serves as an investment adviser, with sole voting power with respect to 2,268,606 of those shares.

            (5) Based on information set forth in a statement on Schedule 13G, dated February 11, 1999, Vanguard Windsor Funds-Windsor Fund, an investment company registered under the Investment Company Act of 1940, has sole voting power and shared power with respect to an aggregate of 6,199,352 shares.

            (6) Based on information set forth in a statement on Schedule 13G, dated December 31, 1998, Wellington Management Company, an investment adviser registered under the Investment Advisers Act of 1940, has shared dispositive power with respect to an aggregate of 6,207,144 shares owned by various clients, including Vanguard Windsor Fund, for whom it serves as an investment adviser, with shared voting power with respect to 7,792 of those shares.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      In the ordinary course of business, the Company sells finished steel to, and purchases steel scrap from, an affiliate of Tang Industries, Inc., of which Mr. Tang, a director of the Company, is President and Chief Executive Officer. During 1998, those sales and purchases, which were made on arms' length terms, aggregated $6.5 million and $2.3 million, respectively.

                                    SIGNATURE

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.



                              AK STEEL HOLDING CORPORATION

                              By: /s/ John G. Hritz
                                  -------------------------------------------
                                  John G. Hritz,
                                  Executive Vice President, General Counsel
                                   and Secretary



Dated:  February 25, 1999