Form 10-Q
period 1999-03-31
AK STEEL HOLDING CORP
filed 1999-04-22
CIK 918160

              SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934


For the quarter ended March 31, 1999  Commission File No. 1-13696


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


                           59,407,627 shares of common stock
                           ---------------------------------
                           (as of April 19, 1999)

            (This page intentionally left blank.)

                      AK STEEL HOLDING CORPORATION

                               INDEX


                                                           Page
                                                           ----

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Statements of Income -
          Three Month Periods Ended March 31, 1998 and 1999  2

        Condensed Consolidated Balance Sheets -
          December 31, 1998 and March 31, 1999               3

        Condensed Consolidated Statements of Cash Flows -
          Three Month Periods Ended March 31, 1998 and 1999  4

        Notes to Condensed Consolidated Financial Statements 5


Item 2. Management's Discussion and Analysis of the
         Condensed Consolidated Financial Statements         6



PART II.OTHER INFORMATION

Item 1. Legal Proceedings                                    7

Item 4. Submission of Matters to a Vote of Security Holders  8

Item 6. Exhibits and Reports on Form 8-K                     8

Signatures                                                   9

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements



                      AK STEEL HOLDING CORPORATION

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (dollars in millions, except per share data)


                                          Three Months Ended
                                               March 31,
                                          ------------------
                                          1998          1999
                                          ----          ----
Net Sales                                 $588.2        $632.2

Cost of products sold                      483.6         521.5
Selling and administrative expenses         29.2          30.2
Depreciation                                21.2          33.2
                                          ------        ------
Total operating costs                      534.0         584.9

Operating profit                            54.2          47.3

Interest expense                            15.7          24.7
Other income                                 6.9           3.2
                                          ------        ------

Income before income taxes                  45.4          25.8

Current income tax provision (Note 5)        9.9           4.1
Deferred income tax provision/(credit)       7.1          (5.9)
(Note 5)                                  ------        ------

Net income                                  28.4          27.6

Other comprehensive income, net of tax:
  Unrealized gains/(losses) on securities:
    Unrealized holding gains/(losses)
    arising during period                    0.7          (0.2)
    Less: reclassification adjustment
          for gains included in net income   --            0.3
                                          ------        ------

Comprehensive income                      $ 29.1        $ 27.1
                                          ------        ------
                                          ------        ------

Earnings per share: (Note 2)
  Basic earnings per share                $  .47        $  .47
  Diluted earnings per share              $  .47        $  .46

Cash dividends per common share           $  .125       $  .125

Common shares and common share
  equivalents outstanding (weighted
  average in millions):
     For basic earnings per share           59.9          59.2
     For diluted earnings per share         60.2          59.7



-----------------------
See notes to condensed consolidated financial statements.







                          AK STEEL HOLDING CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (dollars in millions)

ASSETS                                  December 31,  March 31,
                                           1998         1999
                                        ---------     --------
Current Assets:
  Cash and cash equivalents             $  83.0       $ 498.2
   (including restricted cash of
   $338.1) (Note 4)
  Accounts receivable, net (Note 4)       286.8         314.5
  Inventories: (Note 3)
     Finished and semi-finished           259.9         267.7
     Raw materials                        172.0         122.9
                                        --------      -------
       Total inventories, net             431.9         390.6
  Other current assets                      5.8          17.0
                                        --------      -------
     Total Current Assets                 807.5       1,220.3
                                        -------       -------

Property, Plant and Equipment           2,932.5       3,016.6
  Less accumulated depreciation          (681.6)       (714.8)
                                        -------       -------
     Property, plant and equipment,
     net                                2,250.9       2,301.8
                                        -------       -------

Prepaid Pension                           170.3         168.8
Other                                      77.6          80.5
                                        -------       -------

TOTAL ASSETS                            $3,306.3      $3,771.4
                                        --------      --------
                                        --------      --------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                      $ 322.9       $ 279.4
  Other accruals                          184.5         208.8
  Current portion of deferred taxes        23.9          20.4
  Current portion of long-term debt
    (Note 4)                                --          325.0
  Current portion of pension obligation     0.1           --
  Current portion of postretirement
    benefit obligation                      --            --
                                        -------       -------
    Total Current Liabilities             531.4         833.6
                                        -------       -------
Noncurrent Liabilities:
  Long-term debt (Note 4)               1,145.0      1,280.0
  Pension obligation                        --            --
  Postretirement benefit obligation       572.6         578.2
  Deferred taxes (Note 5)                  68.0          65.1
  Other liabilities                        59.8          61.6
                                        -------       -------

    Total Noncurrent Liabilities        1,845.4       1,984.9
                                        -------       -------

TOTAL LIABILITIES                       2,376.8       2,818.5
                                        -------       -------

Stockholders' Equity:*
   Common stock, authorized 200,000,000
    shares of $.01 par value each;
    issued 1998, 63,868,087 shares,
    1999, 64,132,912 shares; outstanding
    1998, 59,022,588 shares, 1999,
    59,267,105 shares                       0.6           0.6
  Additional paid-in capital              722.0         725.9
  Treasury stock, common shares at cost,
    1998, 4,318,353 shares, 1999,
    4,845,499 shares                      (87.8)        (88.2)
  Retained earnings                       293.1         313.3
  Accumulated other comprehensive income    1.6           1.3
                                        -------       -------

TOTAL STOCKHOLDERS' EQUITY                929.5         952.9
                                        -------       -------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                $3,306.3      $3,771.4
                                        -------       -------
                                        -------       -------


--------------------
See notes to condensed consolidated financial statements.





                         AK STEEL HOLDING CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in millions)


                                               Three Months Ended
                                                  March 31,
                                               -----------------
                                               1998     1999
                                               ----     ----
NET CASH FLOWS FROM OPERATING ACTIVITIES       $ 56.7   $ 54.3
                                               ------   ------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital investments                           (197.3)   (84.1)
 Change in short-term investments                76.7      --
 Other                                            0.5     0.2
                                               ------    ------
    NET CASH FLOWS FROM INVESTING ACTIVITIES   (120.1)   (83.9)
                                               ------    ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock          0.6      2.4
  Proceeds from issuance of long-term debt      147.5    460.0
  Common stock dividends paid                    (7.5)    (7.4)
  Purchase of common stock, held in treasury    (30.1)    (0.4)
  Underwriting discount and fees                 (0.3)    (9.8)
                                               ------    ------
    NET CASH FLOWS FROM FINANCING ACTIVITIES    110.2    444.8
                                               ------    ------


NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                    46.8    415.2

Cash and cash equivalents, beginning of period  348.2     83.0
                                               ------    ------
Cash and cash equivalents, end of period       $395.0    $498.2
                                               ------    ------
                                               ------    ------



Supplemental disclosure of cash flow information:
------------------------------------------------

Cash paid during the period for:
  Interest                                     $  0.8    $ 1.0
  Interest capitalized                          (12.9)    (9.6)
  Income taxes                                    0.2      1.0

--------------------
See notes to condensed consolidated financial statements.


AK STEEL HOLDING CORPORATION
----------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)
----------------------------------------------------

1.   Basis of Presentation
     In the opinion of the management of AK Steel Holding Corporation ("AK Holding") and AK Steel Corporation ("AK Steel", collectively the "Company"), the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1999, and the results of its operations for the three-month periods ended March 31, 1998 and 1999. The results of operations and financial position of AK Steel approximate the results and financial position of AK Holding. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the years ended December 31,1997 and 1998.

2.  Earnings Per Share


                                        Three Months Ended
                                            March 31,
                                        ------------------
                                        1998         1999
                                        ----         ----

Basic earnings per share:
  Net income                            $28.4        $27.6
                                        -----        -----
                                        -----        -----
  Number of common shares outstanding
   (weighted average in millions)        59.9         59.2
                                        -----        -----
                                        -----        -----

  Basic earnings per share              $ .47        $ .47
                                        -----        -----
                                        -----        -----
Diluted earnings per share:
  Net income                            $28.4        $27.6
                                        -----        -----
                                        -----        -----
  Shares (weighted average in
  millions):
    Number of common shares outstanding  59.9         59.2
    Number of common stock options
    outstanding                            .3           .5
                                        -----        -----
    Number of common shares outstanding
    as adjusted                          60.2         59.7
                                         -----        -----
                                         -----        -----

  Diluted earnings per share             $ .47        $ .46
                                         -----        -----
                                         -----        -----



3. Inventories are valued at the lower of cost or market. The cost of the majority of inventories is measured on the last in, first out (LIFO) method. Other inventories are measured principally at average cost.

4. On January 7, 1999, the city of Rockport, Indiana issued $10.0 in Variable Rate Demand Revenue Bonds with a 30-year term maturing on June 1, 2029 priced at an initial rate of 3.0%, which are secured by the Company's letter of credit. Interest is at a variable rate which is reset weekly and paid monthly.

     On February 10, 1999, the Company issued $450.0 principal amount of 7 7/8% Senior Notes Due 2009 ("Notes") with interest payable semiannually commencing on August 15, 1999. The Notes were sold at 99.623% of their principal amount. The Notes have not been registered under the Securities Act of 1933 pursuant to an exemption from the registration requirements of the Act.

     On April 1, 1999, the Company used the proceeds from the sale of the Notes (after the discount to the initial purchasers and other expenses of the offering) to finance the $338.1 cost of redeeming the 10 3/4% Senior Notes Due 2004 and the remaining $104.0 for general corporate purposes. Until utilized, the proceeds of the Notes had been invested in short-term interest-bearing U.S. Government obligations. Early extinguishment of the debt will result in an extraordinary loss of $12.0 (after taxes of $7.3) or approximately $.20 per diluted earnings per share to be recognized in the second quarter of 1999.

     As of March 31, 1999, AK Steel Receivables, Ltd. ("AKR") had not sold accounts receivable to any participating banks under its Receivables Purchase and Servicing Agreement although $35.9 letters of credit had been issued. AKR had a sufficient pool of eligible receivables that could be sold to utilize the available capacity of the participating banks' commitments. On January 15, 1999, AKR's Purchase and

     Servicing Agreement was increased from $125.0 to $200.0 and the expiration extended to December 31, 2003.

5. The book tax rate for 1999 is estimated at 38% compared to 37.5% recorded in the first quarter of 1998. The deferred income tax provision includes $11.6 related to prior years for a recycling tax credit from the Commonwealth of Kentucky.



Item 2.  Management's Discussion and Analysis of the
         Condensed Consolidated Financial Statements


Results of Operations
---------------------

The Company's principal customers are in the automotive, appliance, construction and manufacturing markets. The Company also sells its products to distributors and converters. Shipments for the first quarter of 1999 totalled 1,274,000 tons compared to 1,088,000 in the first quarter of 1998. Shipments of higher margin coated and cold rolled produces increased to 75% compared to 68% for the previous year quarter, and 67% for the prior year fourth quarter, continuing the Company's emphasis on sales of value added products.

Sales revenue totalled $632.2 million, up from $588.2 million in the first quarter of 1998 due mainly to the increase in volume.
The following table sets forth the Company's percent of sales to various markets for the periods indicated:



                                  Three Months Ended
                                      March 31,
                                  ------------------   Year
                                  1998          1999   1998
                                  ----          ----   ----
Automotive                        65%           57%    60%
Appliance, Construction and
  Manufacturing                   14%           17%    17%
Distributors and Converters       21%           26%    23%


The Company recorded an operating profit of $47.3 million or $37 per ton for the first quarter of 1999, down $13 from the first quarter of 1998 and $24 from the fourth quarter of 1998, due primarily to lower realized selling prices, lower sales to the automotive makers and higher depreciation associated with the Company's Rockport Works.

Interest expense totalled $24.7 million for the first quarter of 1999, $15.7 million and $15.5 million for the first and fourth quarters of 1998, respectively. The increase in interest expense occurred because the Company capitalized less interest on the Rockport Works capital investments and also had increased interest expense due to the issuance of $450.0 million of 7 7/8% Senior Notes Due 2009 ("Notes"). A significant portion of the proceeds of this offering was used to retire the $325.0 million 10 3/4% Senior Notes Due 2004 and associated call premium on April 1, 1999. (Please see Liquidity section for additional details regarding the Notes).

Income taxes were a credit of $1.8 million in the first quarter of 1999 as the Company recorded a deferred income tax provision of $11.6 million related to prior years for the Commonwealth of Kentucky recycling credit.

Net income for the first quarter of 1999 totalled $27.6 million compared to $28.4 million for the prior year first quarter and $43.4 million for the fourth quarter of 1998. Fully diluted earnings per share totalled $.46 compared to $.47 for the first quarter of 1998 and $.73 for the fourth quarter of 1998.

Liquidity and Capital Resources
-------------------------------

On February 10, 1999, the Company issued $450.0 million principal amount of Notes with interest payable semiannually commencing on August 15, 1999. These Notes were sold at 99.623% of their principal amount. The Notes have not been registered under the Securities Act of 1933 pursuant to an exemption from the registration requirements of the Act.

The Company's liquidity needs are primarily for capital investments, working capital requirements, employee benefit obligations and interest on its indebtedness. At March 31, 1999 the Company had $498.2 million of cash and cash equivalents, including $338.1 million of restricted cash to be used for extinguishment of debt and also had $164.1 million of financing available under its $200.0 million Accounts Receivable Purchase Credit Facility. On April 1, 1999, the Company used the proceeds from the sale of the Notes (after the discount to the initial purchasers and other expenses of the offering) to finance the $338.1 million cost of redeeming the 10 3/4% Senior Notes Due 2004 and the remaining $104.0 million for general corporate purposes. Until utilized, the proceeds of the Notes had been invested in short-term interest-bearing U.S. Government obligations. Early extinguishment of the debt will result in an extraordinary loss of $12.0 million (after taxes of $7.3 million) or approximately $.20 per diluted earnings per share to be recognized in the second quarter of 1999.

During the first quarter, the City of Rockport, Indiana issued $10.0 million in Variable Rate Demand Revenue Bonds with a 30-year term, maturing on June 1, 2029, priced at an initial interest rate of 3.00%. Interest is at a floating rate which will be reset weekly and paid monthly. The bonds are secured by a letter of credit.

Additionally, in the first quarter of 1999, due to continued strong operating performance, cash flow from operations generated $54.3 million. Capital investments including capitalized interest totalled $84.1 million principally for the continued funding of the Company's Rockport Works. The Company also made dividend payments of $7.4 million in the first quarter of 1999.

The Company's pension plans are fully funded on an accumulated benefit obligation basis in accordance with generally accepted accounting principles as of March 31, 1999. Funding levels in the near term (three to five years) are expected to be minimal. The Company also has available a pension funding credit balance of $298.1 million that can be used to meet future funding requirements.

At March 31, 1999 the Company's liability for postretirement benefits other than pensions totalled $578.2 million. The Company has established a health care trust as a means of prefunding this liability. The balance of the trust on March 31, 1999 is equivalent to over two years of active and retiree health care payments.



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

The Company has assessed and essentially completed all necessary modifications and upgrades to its business systems to be year 2000 compliant. Additionally, with the assistance of outside consultants, the Company has assessed and essentially completed all necessary modifications and upgrades to its process control systems to be year 2000 compliant. The Company plans to complete testing of its business and process control systems by September 1999.

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

Numerous factors could cause the expected cost and completion dates to differ from the above estimates. Contingency plans, if needed, will be in place prior to January 1, 2000. However, the Company currently believes that the year 2000 issues will not have a material adverse impact on the Company's financial condition or results of operations or cash flow.


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

In April 1996, an action was filed in the United States District Court, Southern District of Ohio by a number of former employees of the Company seeking certain pension and postretirement benefits which they allege were wrongly denied them when the Company outsourced their positions. In mediation in January, 1999, a settlement in principle was reached. The settlement is pending finalization.


Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 6.   Exhibits and Reports on Form 8-K

          A.  Exhibits - None

          B.  Form 8-K

              Initiated private offering of
              $450.0 million of Senior Notes     February 1, 1999

              Priced offering of Senior Notes    February 8, 1999

              Consummated Sale of Senior Notes   February 10, 1999

              Supreme Court denies petition
              and Corporate Secretary named      March 24, 1999

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the following duly authorized persons.



                                 AK Steel Holding Corporation
                                 ----------------------------
                                 (Registrant)




Date   April 20, 1999            /s/  James L. Wainscott
       --------------            ------------------------------
                                      James L. Wainscott
                                      Vice President, Treasurer
                                      and Chief Financial Officer



Date  April 20, 1999             /s/  Donald B. Korade
      --------------             ---------------------------
                                      Donald B. Korade
                                      Controller