Form 10-Q/A
period 1999-03-31
AK STEEL HOLDING CORP
filed 1999-06-30
CIK 918160

              SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q/A

Amendment No. 1 to Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934


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


                           59,605,163 shares of common stock
                           ---------------------------------
                           (as of June 28, 1999)

                     AK STEEL HOLDING CORPORATION

                              INDEX



Item 2.   Amended Year 2000 Disclosure          Filed Herewith

Item 2.  Amended Year 2000 Disclosure

The undersigned registrant hereby amends its Quarterly Report on Form 10-Q for the period ended March 31, 1999 to restate the Year
2000 disclosure to include the amount of cost incurred to date, describe a worst case scenario and to discuss contingency planning.

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

The Company has assessed and essentially completed all necessary modifications and upgrades to its business systems to be year 2000 compliant. Additionally, with the assistance of outside consultants, the Company has assessed and essentially completed all necessary modifications and upgrades to its process control systems to be year 2000 compliant. The Company plans to complete testing of its business and process control systems by September 30, 1999.

In addition, the Company has responded to numerous customer inquiries on the year 2000 issue. Inquiries have also been made of the Company's major suppliers as to their year 2000 readiness. Electronic data interchange testing with customers and suppliers is expected to be completed by September 30, 1999.

The Company currently estimates its expenditures for year 2000 compliance will approximate $5.0 million of which $1.7 million has been incurred to date. Costs are expensed as incurred and paid from general corporate funds and approximate 10% of the information technology budget. Additional expenditures, if any, beyond this amount could be required based on the nature and extent of required modifications or upgrades identified during testing.

Based upon internal assessments, formal communications with suppliers and customers and work completed to date, the Company believes that year 2000 issues should not pose significant operational problems or have a material impact on the Company's consolidated financial position, results of operations or cash flow. A failure of third party vendors or customers to be year 2000 ready, however, could adversely affect these beliefs and is not quantifiable. Such failure could have a material adverse effect on the Company's consolidated financial position, results of operations or cash flow in a given period, but probably not over the long-term. The most reasonably likely worst case scenario of failure by the Company or its suppliers or customers to resolve year 2000 problems would be a temporary slowdown or cessation of manufacturing operations at one or more of the Company's facilities and a temporary inability on the part of the Company to timely process orders and to deliver finished products to customers. Delays in meeting customers' orders would affect the timing of billings to and payments received from customers with respect to orders and could result in other liabilities. Customers' year 2000 problems could also delay the timing of payments to the Company for orders. We are currently conducting on site year 2000 audits of our key suppliers as a safeguard against a worse case scenario. We are actively working to complete contingency plans should unplanned situations arise on January 1, 2000.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the following duly authorized persons.



                                 AK Steel Holding Corporation
                                 ----------------------------
                                 (Registrant)




Date   June 29, 1999            /s/  James L. Wainscott
       -------------            -------------------------------
                                     James L. Wainscott
                                     Vice President, Treasurer
                                     and Chief Financial Officer



Date  June 29, 1999             /s/  Donald B. Korade
      -------------             -------------------------------
                                     Donald B. Korade
                                     Controller