Form 10-Q
period 1999-06-30
AK STEEL HOLDING CORP
filed 1999-08-12
CIK 918160

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)

                     of the Securities Exchange Act of 1934



For the quarter ended June 30, 1999                  Commission File No. 1-13696


                          AK STEEL HOLDING CORPORATION
             (Exact name of registrant as specified in its charter)

                        Delaware                                                     31-1401455
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification No.)

            703 Curtis Street, Middletown, Ohio                                        45043
          (Address of principal executive offices)                                   (Zip Code)


      Registrant's telephone number, including area code:  (513) 425-5000



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.



                                                Yes    X    No
                                                    -------    -------



     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                                       59,592,404 shares of common stock
                                       ---------------------------------
                                           (as of August 10, 1999)

                          AK STEEL HOLDING CORPORATION

                                     INDEX



                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


         Condensed Consolidated Statements of Income -
           Three-Month and Six-Month Periods Ended June 30, 1998 and 1999    2


         Condensed Consolidated Balance Sheets -
           December 31, 1998 and June 30, 1999                               3


         Condensed Consolidated Statements of Cash Flows -
           Six-Month Periods Ended June 30, 1998 and 1999                    4


         Notes to Condensed Consolidated Financial Statements                5



Item 2.  Management's Discussion and Analysis of the
           Condensed Consolidated Financial Statements                       6


PART II. OTHER INFORMATION


Item 1.  Legal Proceedings                                                   8


Item 4.  Submission of Matters to a Vote of Security Holders                 8


Item 6.  Exhibits and Reports on Form 8-K                                    9


Signatures                                                                  10

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                          AK STEEL HOLDING CORPORATION


                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                  (dollars in millions, except per share data)



                                                     Three Months Ended    Six Months Ended
                                                          June 30,             June 30,
                                                     ------------------  --------------------
                                                        1998     1999       1998       1999
                                                     --------- --------  ----------  --------

Net Sales                                              $612.0   $682.6     $1,200.2  $1,314.8

Cost of products sold                                   503.0    562.5        986.6   1,084.0
Selling and administrative expenses                      29.5     32.6         58.7      62.8
Depreciation                                             21.2     33.9         42.4      67.1
                                                       ------   ------     --------  --------
Total operating costs                                   553.7    629.0      1,087.7   1,213.9

Operating profit                                         58.3     53.6        112.5     100.9

Interest expense                                         11.6     24.0         27.3      48.7
Other income                                              6.0      2.4         12.9       5.6
                                                       ------   ------     --------  --------

Income before income taxes and extraordinary item        52.7     32.0         98.1      57.8

Current income tax provision (Note 5)                    12.7      5.4         22.6       9.5
Deferred income tax provision (Note 5)                    6.6      6.7         13.7       0.8
                                                       ------   ------     --------  --------

Income before extraordinary item                         33.4     19.9         61.8      47.5

Extraordinary item                                          -    (12.0)           -     (12.0)
                                                       ------   ------     --------  --------

Net income                                               33.4      7.9         61.8      35.5

Other comprehensive income, net of tax:
  Unrealized gains/(losses) on securities:
     Unrealized holding gains/(losses) arising
     during period                                       (0.1)     0.1          0.6      (0.1)
     Less: reclassification adjustment for gains
         included in net income                           0.1      0.1          0.1       0.4
                                                       ------   ------     --------  --------

Comprehensive income                                   $ 33.2   $  7.9     $   62.3  $   35.0
                                                       ======   ======     ========  ========

Earnings per share: (Note 2)
  Basic earnings per share:
     Income before extraordinary item                  $  .56   $  .33     $   1.04  $    .80
     Extraordinary item                                     -     (.20)           -      (.20)
     Net income                                           .56      .13         1.04       .60
  Diluted earnings per share:
     Income before extraordinary item                  $  .56   $  .33     $   1.03  $    .79
     Extraordinary item                                     -     (.20)           -      (.20)
     Net income                                           .56      .13         1.03       .59

Cash dividends per common share                        $ .125   $ .125     $    .25  $    .25

Common shares and common share
  equivalents outstanding (weighted
  average in millions):
     For basic earnings per share                        59.2     59.5         59.6      59.3
     For diluted earnings per share                      59.6     60.2         59.9      59.9


------------------------------
See notes to condensed consolidated financial statements.

                          AK STEEL HOLDING CORPORATION


                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (dollars in millions)

                ASSETS                                December 31,   June 30,
                                                          1998         1999
                                                      -------------  ---------
Current Assets:
  Cash and cash equivalents                               $   83.0   $  141.3
  Accounts receivable, net (Note 4)                          286.8      321.0
  Inventories: (Note 3)
     Finished and semi-finished                              259.9      271.0
     Raw materials                                           172.0      137.6
                                                          --------   --------
       Total Inventories, net                                431.9      408.6
  Other current assets                                         5.8       11.6
                                                          --------   --------
     Total Current Assets                                    807.5      882.5
                                                          --------   --------

Property, Plant and Equipment                              2,932.5    3,078.5
  Less accumulated depreciation                             (681.6)    (748.8)
                                                          --------   --------
  Property, plant and equipment, net                       2,250.9    2,329.7
                                                          --------   --------

Prepaid Pension                                              170.3      172.4
Other                                                         77.6       64.4
                                                          --------   --------

TOTAL ASSETS                                              $3,306.3   $3,449.0
                                                          ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                        $  322.9   $  289.2
  Other accruals                                             184.5      188.3
  Current portion of deferred taxes                           23.9       18.7
  Current portion of long-term debt (Note 4)                     -          -
  Current portion of pension obligation                        0.1          -
  Current portion of postretirement benefit obligation           -          -
                                                          --------   --------
     Total Current Liabilities                               531.4      496.2
                                                          --------   --------

Noncurrent Liabilities:
  Long-term debt (Note 4)                                  1,145.0    1,280.0
  Pension obligation                                             -          -
  Postretirement benefit obligation                          572.6      584.3
  Deferred taxes (Note 5)                                     68.0       69.2
  Other liabilities                                           59.8       61.9
                                                          --------   --------
     Total Noncurrent Liabilities                          1,845.4    1,995.4
                                                          --------   --------

TOTAL LIABILITIES                                          2,376.8    2,491.6
                                                          --------   --------

Stockholders' Equity:
  Common stock, authorized 200,000,000 shares of
     $.01 par value each; issued 1998, 63,868,087
     shares, 1999, 64,502,320 shares; outstanding
     1998, 59,022,588 shares, 1999, 59,605,163 shares          0.6        0.6
  Additional paid-in capital                                 722.0      730.5
  Treasury stock, common shares at cost,
     1998, 4,845,499, 1999, 4,897,157 shares                 (87.8)     (89.0)
  Retained earnings                                          293.1      313.8
  Accumulated other comprehensive income                       1.6        1.5
                                                          --------   --------
TOTAL STOCKHOLDERS' EQUITY                                   929.5      957.4
                                                          --------   --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $3,306.3   $3,449.0
                                                          ========   ========


----------------------------
See notes to condensed consolidated financial statements.

                          AK STEEL HOLDING CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in millions)

                                                       Six Months Ended
                                                            June 30
                                                       ------------------
                                                       1998          1999
                                                       ----          ----

NET CASH FLOWS FROM OPERATING ACTIVITIES                 $138.5    $101.8

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital investments                                    (414.1)   (145.9)
  Change in short-term investments                        163.0         -
  Other                                                     5.6       1.8
                                                        -------   -------
          NET CASH FLOWS FROM INVESTING ACTIVITIES       (245.5)   (144.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                    0.6       5.0
  Proceeds from issuance of long-term debt                147.5     460.0
  Principal payments on long-term debt                        -    (325.0)
  Common stock dividends paid                             (14.9)    (14.8)
  Purchase of common stock, held in treasury              (35.5)     (1.2)
  Underwriting discount and fees                           (0.3)    (10.3)
  Debt prepayment fees                                        -     (13.1)
                                                        -------   -------
          NET CASH FLOWS FROM FINANCING ACTIVITIES         97.4     100.6
                                                        -------   -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (9.6)     58.3

Cash and cash equivalents, beginning of period            348.2      83.0
                                                        -------   -------
Cash and cash equivalents, end of period                $ 338.6   $ 141.3
                                                        =======   =======


Supplemental disclosure of cash flow information:
------------------------------------------------

Cash paid during the period for:
  Interest                                              $  54.4   $  55.6
  Interest capitalized                                    (30.3)    (15.1)
  Income taxes                                              9.8       1.9


----------------------------
See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
----------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)
--------------------------------------------



1.   Basis of Presentation

     In the opinion of the management of AK Steel Holding Corporation ("AK Holding") and AK Steel Corporation ("AK Steel", collectively, the "Company"), the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1999, and the results of its operations for the three-month and six-month periods ended June 30, 1998 and 1999. The results of operations for the six-month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the years ended December 31, 1997 and 1998.


     There is no summarized financial information included for AK Steel because there is no substantial difference in the operations of AK Steel and AK Holding and because the debt of AK Steel is fully and unconditionally guaranteed by AK Holding. AK Holding has no independent operations.


2.   Earnings Per Share

                                                          Three Months Ended  Six Months Ended
                                                                June 30,           June 30,
                                                          ------------------  -----------------
                                                            1998      1999      1998     1999
                                                          --------  --------  -------- --------

     Basic earnings per share income:
       Income before extraordinary item                      $33.4   $ 19.9     $61.8  $ 47.5
       Extraordinary item                                        -    (12.0)        -   (12.0)
                                                             -----   ------     -----  ------
       Net income                                            $33.4   $  7.9     $61.8  $ 35.5
                                                             =====   ======     =====  ======

       Common shares outstanding
          (weighted average in millions)                      59.2     59.5      59.6    59.3
                                                             =====   ======     =====  ======

     Basic earnings per share:
       Income before extraordinary item                      $ .56   $  .33     $1.04  $  .80
       Extraordinary item                                        -     (.20)        -    (.20)
                                                             -----   ------     -----  ------
       Net income                                            $ .56   $  .13     $1.04  $  .60
                                                             =====   ======     =====  ======

     Diluted earnings per share income:
       Income before extraordinary item                      $33.4   $ 19.9     $61.8  $ 47.5
       Extraordinary item                                        -    (12.0)        -   (12.0)
                                                             -----   ------     -----  ------
       Net income                                            $33.4   $  7.9     $61.8  $ 35.5
                                                             =====   ======     =====  ======

     Shares (weighted average in millions):
       Common shares outstanding                              59.2     59.5      59.6    59.3
       Common stock options outstanding                        0.4      0.7       0.3     0.6
                                                             -----   ------     -----  ------
       Common shares outstanding as adjusted                  59.6     60.2      59.9    59.9
                                                             =====   ======     =====  ======

     Diluted earnings per share:
       Income before extraordinary item                      $ .56   $  .33     $1.03  $  .79
       Extraordinary item                                        -     (.20)        -    (.20)
                                                             -----   ------     -----  ------
       Net income                                            $ .56   $  .13     $1.03  $  .59
                                                             =====   ======     =====  ======

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

     On April 1, 1999, the Company used the proceeds from the sale of the Notes (after the discount to the initial purchasers and other expenses of the offering) to finance the $338.1 cost of redeeming the 10 3/4% Senior Notes Due 2004 and the remaining $104.0 for general corporate purposes. Until utilized, the proceeds of the Notes had been invested in short-term interest-bearing U.S. Government obligations. Early extinguishment of the debt resulted in an extraordinary loss of $19.3 ($12.0 after taxes) or approximately $.20 per share on a diluted basis.

     As of June 30, 1999, AK Steel Receivables, Ltd. ("AKR") had not sold accounts receivable to any participating banks under its Receivables Purchase and Servicing Agreement although $35.2 letters of credit had been issued. AKR had a sufficient pool of eligible receivables that could be sold to utilize the available capacity of the participating banks' commitments. On January 15, 1999, AKR's Purchase and Servicing Agreement was increased from $125.0 to $200.0 and the expiration extended to December 31, 2003.

5. The book tax rate for 1999 is estimated at 38%. The deferred income tax provision includes a credit of $11.6 related to prior years for a recycling tax credit from the Commonwealth of Kentucky recognized in the first quarter of 1999.

6. On May 20, 1999, AK Holding, the parent Company of AK Steel, and Armco Inc. entered into a definitive agreement to merge Armco Inc. with and into AK Steel. As a result of the proposed merger, Armco Inc. common stock will be exchanged for AK Holding common stock at an exchange rate to be determined at the time of closing.



Item 2.  Management's Discussion and Analysis of the
         Condensed Consolidated Financial Statements

Results of Operations
---------------------

The Company's principal customers are in the automotive, appliance, construction and manufacturing markets. The Company also sells its products to distributors and converters. Shipments for the second quarter of 1999 totalled a record 1,345,000 tons surpassing first quarter of 1999 and second quarter of 1998 shipments by 70,000 and 173,000 tons, respectively.

Net sales for the second quarter of 1999 totalled $682.6 million, an increase of 7.9% from the first quarter and an 11.5% increase over the second quarter of 1998. Year to date net sales for 1999 exceeded those for the comparable 1998 period by 9.5%.

The Company recorded an operating profit of $53.6 million, or $40 per ton for the second quarter of 1999, up $3 from the first quarter and down $10 from the 1998 second quarter. The decrease in operating profit year over year is due to lower realized selling prices (approximately 5%) as well as increased depreciation, primarily related to the Company's Rockport Works, of $10 per ton.

Interest expense totalled $24.0 million for the second quarter of 1999, a decrease of $.7 million from the first quarter and up $12.4 million from the comparable prior year period. The increase in year-to-date interest expense over the prior period is due in part to lower capitalized interest of $15.1 million. Secondly, due to the fact that the Company could not call its 10 3/4% Senior Notes until April 1, 1999, it carried both the 7 7/8% and 10 3/4% Senior Notes for a period of 50 days which increased expense by approximately $5.0 million.

In the first quarter of 1999, the Company recorded a deferred income tax credit of $11.6 million related to prior years for the Commonwealth of Kentucky recycling credit. The Company's normal tax rate is 38%.

Income before extraordinary item totalled $19.9 million and $33.4 million for the second quarter of 1999 and 1998, respectively, and is $47.5 million for the year, compared to $61.8 million for the comparable prior year period. Diluted earnings per share before extraordinary item were $.33 and $.56 for the second quarter of 1999 and 1998, respectively, and $.79 for the year compared to $1.03 for the prior year period.

The Company recorded an extraordinary loss of $19.3 million ($12.0 million after taxes) in the second quarter, or $.20 per share on a diluted basis, due to the early extinguishment of its 10 3/4% Senior Notes.

Liquidity and Capital Resources
-------------------------------

The Company's liquidity needs are primarily for capital investments, working capital requirements, employee benefit obligations and interest on its indebtedness. At June 30, 1999 the Company had $141.3 million of cash and cash equivalents, and also had $164.8 million available under its $200.0 million Accounts Receivable Purchase Credit Facility.

Cash flow from operations generated $101.8 million for the six months ended June 30, 1999. Net income of $35.5 million and depreciation of $67.1 million account for this cash generation.

Cash used in investing activities totalled $144.1 million. Capital investments amounts to $130.8 million with an additional $15.1 million in capitalized interest. Remaining capital investments for 1999 are expected to total $100.0 million, which will be paid out of existing cash balances and cash generated from operations.

Cash flows from financing activities generated $100.6 million. On February 10, 1999, the Company issued $450.0 million of 7 7/8% Senior Notes Due 2009. The Company used $104.0 million for general corporate purposes and the remaining (after the discount to the initial purchasers and other expenses of the offering) was invested in short-term interest bearing U.S. Government obligations. On April 1, 1999, the Company used these proceeds to finance the $338.1 million cost of redeeming the 10 3/4% Senior Notes Due 2004.

The Company's pension plans are fully funded on an accumulated benefit obligation basis in accordance with generally accepted accounting principles as of June 30, 1999. Funding levels in the near term (three to five years) are expected to be minimal. The Company also has available a pension funding credit balance of $298.1 million that can be used to meet future funding requirements.

At June 30, 1999 the Company's liability for postretirement benefits other than pensions totalled $584.3 million. The Company has established a health care trust as a means of prefunding this liability. The balance of the trust as of June 30, 1999 is equivalent to over two years of active and retiree health care payments.

Proposed Acquisition of Armco Inc.
----------------------------------

On May 20, 1999, the Company entered into an agreement for the acquisition of Armco Inc. The acquisition, which is subject to approval by stockholders of both companies, is expected to be consummated at or shortly after the end of the third quarter. Under the terms of the agreement, Armco will be merged with and into the Company's operating subsidiary, AK Steel Corporation. Armco common stockholders will receive newly-issued shares of common stock of the Company in exchange for their Armco shares. Holders of two series of preferred shares of Armco will receive cash in the aggregate amount of approximately $120.0 million and holders of a third series of Armco preferred stock will receive a substantially identical new series of preferred stock of the Company. In addition, AK Steel will assume approximately $225.0 million principal amount of outstanding Armco senior notes.

The merger will be accounted for as a pooling-of-interests. Combining AK Steel and Armco also will result in other one-time charges to the Company's results of operations, the actual amount of which has not yet been determined but which is expected to range from $230.0 million to $275.0 million. In addition, the Company expects to record a charge to operations of approximately $20.0 million to $25.0 million for transaction fees and expenses. It is anticipated that most of these charges will be recorded during the fourth quarter of 1999.

Year 2000 Readiness
-------------------

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

The Company currently estimates its expenditures for year 2000 compliance will approximate $5.0 million, of which $2.6 million has been incurred to date. Costs are expensed as incurred and paid from general corporate funds and approximate 10% of the information technology budget. Additional expenditures, if any, beyond this amount could be required based on the nature and extent of required modifications or upgrades identified during testing.

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


PART II.  OTHER INFORMATION

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

In April, 1996, an action was filed in the United States District Court, Southern District of Ohio by a number of former employees of the Company seeking certain pension and post-retirement benefits which they allege were wrongly denied them when the Company outsourced their positions. On May 7, 1999, the lawsuit was dismissed following execution of a settlement agreement, the payment and terms of which were immaterial.

On January 20, 1998, a verdict was issued in the United States District Court, Southern District of Ohio against the Company in the amount of $6.5 million following a jury trial in a disability discrimination lawsuit brought by a former employee. On January 30, 1998, the Company moved for judgment in its favor as a matter of law, reduction of the damages and a new trial. On August 7, 1998, the court temporarily stayed all post-trial motions pending mediation. On May 26, 1999, the Court granted the parties' joint motion to reinstate the case to the active docket.

Item 4.    Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on May 20, 1999. In connection with the meeting, proxies were solicited pursuant to the Securities Exchange Act.
The following are the voting results on proposals considered and voted upon at the meeting as described in the proxy statement.

All nine nominees for Director listed in the proxy statement were elected.

                                          For            Withheld
                                      ----------         --------

 Allen Born                           53,401,977          13,353
 John A. Georges                      53,402,157          13,173
 Dr. Bonnie G. Hill                   53,397,208          18,122
 Robert H. Jenkins                    53,400,682          14,648
 Lawrence A. Leser                    53,400,277          15,053
 Robert E. Northam                    53,395,497          19,833
 Cyrus Tang                           53,401,136          14,194
 Dr. James A. Thomson                 53,401,526          13,804
 Richard M. Wardrop, Jr.              53,401,826          13,504

Item 6.   Exhibits and Reports on Form 8-K

          A.    Exhibits - none

          B.    Form 8-K

                Earnings Release                             April 15, 1999

                James M. Banker elected Vice President       April 28, 1999
                    of Sales and Marketing

                Announcement of a definitive merger          May 24, 1999
                    agreement with Armco Inc.

                Stainless continuous annealing and pickling  June 2, 1999
                    line at Rockport begins operations

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the following duly authorized persons.



                                AK Steel Holding Corporation
                                ----------------------------
                                (Registrant)



Date      August 12  , 1999     /s/  James L. Wainscott
          -----------------     -----------------------
                                James L. Wainscott
                                Vice President, Treasurer and Chief
                                Financial Officer



Date      August 12  , 1999     /s/  Donald B. Korade
          -----------------     ---------------------
                                Donald B. Korade
                                Controller