Form 10-Q
period 1999-09-30
AK STEEL HOLDING CORP
filed 1999-11-12
CIK 918160

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



For the quarter ended September 30, 1999            Commission File No. 1-13696


                         AK STEEL HOLDING CORPORATION
            (Exact name of registrant as specified in its charter)


            Delaware                                     31-1401455
  (State or other jurisdiction               (I.R.S.Employer Identification No.)
of incorporation or organization)



     703 Curtis Street, Middletown, Ohio                   45043
  (Address of principal executive offices)               (Zip Code)

      Registrant's telephone number, including area code:  (513) 425-5000


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                                                     Yes    X    No___
                                                           ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                              103,056,837 shares of common stock
                                              ----------------------------------
                                                 (as of November 9, 1999)

                         AK STEEL HOLDING CORPORATION

                                     INDEX


                                                                               Page
                                                                               ----
PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

     Condensed Consolidated Statements of Income -
        Three-Month and Nine-Month Periods Ended September 30, 1998 and 1999     2


     Condensed Consolidated Balance Sheets -
        December 31, 1998 and September 30, 1999                                 3


     Condensed Consolidated Statements of Cash Flows -
        Nine-Month Periods Ended September 30, 1998 and 1999                     4


     Notes to Condensed Consolidated Financial Statements                        5



Item 2.   Management's Discussion and Analysis of the
        Condensed Consolidated Financial Statements                              8



PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings                                                     11


Item 4.   Submission of Matters to a Vote of Security Holders                   11


Item 6.   Exhibits and Reports on Form 8-K                                      11


Signatures                                                                      12


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                         AK STEEL HOLDING CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (dollars in millions, except per share data)

                                                                              Three Months Ended      Nine Months Ended
                                                                                  September 30,         September 30,
                                                                              --------------------    ------------------
                                                                              1998         1999          1998       1999
                                                                              ----         ----          ----       ----
Net sales                                                                  $   959.7    $ 1,055.5      $3,012.4   $3,193.3

Cost of products sold                                                          780.9        845.9       2,436.6    2,554.5
Selling and administrative expenses                                             72.4         77.2         206.1      228.7
Depreciation                                                                    42.1         54.9         116.8      155.3
Special charge (Note 2)                                                            -         42.0             -       42.0
                                                                           ---------    ---------      --------   --------
Total operating costs                                                          895.4      1,020.0       2,759.5    2,980.5

Operating profit                                                                64.3         35.5         252.9      212.8

Interest expense                                                                20.2         29.2          62.2       89.2
Other income                                                                     4.7          7.4          19.1       14.0
                                                                           ---------    ---------      --------   --------
Income before income taxes                                                      48.8         13.7         209.8      137.6

Income tax provision (Note 9)                                                   16.7         12.5          71.6       53.3
Minority interest (Note 2)                                                       2.0          2.7           6.0        6.7
                                                                           ---------    ---------      --------   --------
Income (loss) from continuing operations                                        30.1         (1.5)        132.2       77.6

Discontinued operations (Note 6)                                                   -            -             -        7.5
Income (loss) before extraordinary item and
   cumulative effect of a change in accounting                                  30.1         (1.5)        132.2       85.1

Extraordinary item (Note 7)                                                        -            -             -      (13.4)
Cumulative effect of a change in accounting (Note 5)                               -
                                                                                   -            -         133.9          -
                                                                           ---------    ---------      --------   --------

Net income (loss)                                                          $    30.1    $    (1.5)     $  266.1   $   71.7
                                                                           =========    =========      ========   ========


Earnings per share: (Note 4)
     Basic earnings per share:
     Income (loss) from continuing operations                              $    0.28    $   (0.04)     $   1.24   $   0.70
     Discontinued operations                                                       -            -             -       0.07
     Extraordinary item                                                            -            -             -      (0.13)
     Cumulative effect of a change in accounting                                   -            -          1.33          -
     Net income (loss)                                                          0.28        (0.04)         2.57       0.64
     Diluted earnings per share:
     Income (loss) from continuing operations                              $    0.28    $   (0.04)     $   1.22   $   0.69
     Discontinued operations                                                       -            -             -       0.07
     Extraordinary item                                                            -            -             -      (0.13)
     Cumulative effect of a change in accounting                                   -            -          1.24          -
     Net income (loss)                                                          0.28        (0.04)         2.46       0.63

Cash dividends per common share (Based on historical
     outstanding shares, not adjusted for the merger)                      $    .125    $    .125      $   .375   $   .375

Common shares and common share equivalents
     outstanding (weighted average in millions):
     For basic earnings per share                                              100.4        101.2         100.7      101.0
     For diluted earnings per share                                            107.6        101.8         108.0      101.6

-----------
See notes to condensed consolidated financial statements

                         AK STEEL HOLDING CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in millions)


ASSETS                                                                     December 31,     September 30,
                                                                               1998             1999
                                                                           ------------     -------------
Current Assets:
     Cash and cash equivalents                                             $   346.7       $   129.3
     Short-term liquid investments                                               7.0            73.6
     Accounts receivable, net                                                  441.1           572.2
     Total Inventories, net (Note 3)                                           680.9           704.2
     Deferred tax asset                                                         11.5            76.0
     Other current assets                                                        9.9            12.4
                                                                           ---------        --------
     Total Current Assets                                                    1,497.1         1,567.7
                                                                           ---------        --------

Property, Plant and Equipment                                                4,268.9         4,515.8
     Less accumulated depreciation                                          (1,395.9)       (1,546.1)
                                                                           ---------        --------
     Property, plant and equipment, net                                      2,873.0         2,969.7
                                                                           ---------        --------

Other Assets
     AFSG (Note 8)                                                              85.6            85.6
     Other investments                                                          53.6            51.0
     Goodwill                                                                  128.6           124.0
     Prepaid pension                                                           106.5           113.6
     Deferred tax asset                                                        405.2           333.9
     Other                                                                      73.0            47.9
                                                                           ---------        --------
TOTAL ASSETS                                                               $ 5,222.6       $ 5,293.4
                                                                           =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Notes payable                                                         $       -       $    38.0
     Accounts payable                                                          441.1           437.4
     Other accruals                                                            299.1           342.7
     Current portion of long-term debt (Note 7)                                116.9           229.7
     Current portion of postretirement benefit obligation                       63.9            63.9
                                                                           ---------        --------
     Total Current Liabilities                                                 921.0         1,111.7
                                                                           ---------        --------
Noncurrent Liabilities:
     Long-term debt (Note 7)                                                 1,395.7         1,303.8
     Postretirement benefit obligation                                       1,385.8         1,393.1
     Other liabilities                                                         258.4           219.1
                                                                           ---------        --------
     Total Noncurrent Liabilities                                            3,039.9         2,916.0
                                                                           ---------        --------
TOTAL LIABILITIES                                                            3,960.9         4,027.7
                                                                           ---------        --------
Stockholders' Equity:  (Note 2)
     Preferred stock                                                           130.4           130.4
     Common stock, authorized 200,000,000 shares of
     $.01 par value each; issued 1998, 105,186,208
     shares, 1999, 106,113,584 shares; outstanding
     1998, 100,340,709 shares, 1999, 101,705,182 shares                          1.1             1.1
     Additional paid-in capital                                              1,691.9         1,642.2
     Treasury stock, common shares at cost,
     1998, 4,845,499, 1999, 4,408,402 shares                                   (87.8)          (80.2)
     Accumulated deficit                                                      (473.6)         (424.6)
     Accumulated other comprehensive income (loss) (Note 10)                    (0.3)           (3.2)
                                                                           ---------        --------
TOTAL STOCKHOLDERS' EQUITY                                                   1,261.7         1,265.7
                                                                           ---------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 5,222.6       $ 5,293.4
                                                                           =========       =========

----------
See notes to condensed consolidated financial statements.

                         AK STEEL HOLDING CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in millions)


                                                               Nine Months Ended
                                                                 September 30,
                                                               -----------------
                                                                1998      1999
                                                                ----      ----
NET CASH FLOWS FROM OPERATING ACTIVITIES                      $100.8    $199.4

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital investments                                      (648.0)   (253.4)
     Change in short-term investments                          170.5     (66.7)
     Other                                                      29.4       7.1
                                                              ------    ------
     NET CASH FLOWS FROM INVESTING ACTIVITIES                 (448.1)   (313.0)
                                                              ------    ------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                      1.0       5.6
     Proceeds from sale of common stock, held in treasury          -       8.0
     Proceeds from issuance of long-term debt                  147.5     460.0
     Increase in notes payable                                     -      38.0
     Conversion of preferred stock                                 -    (117.9)
     Principal payments on long-term debt                      (34.4)   (441.1)
     Common stock dividends paid                               (22.4)    (22.3)
     Preferred stock dividends paid                             (7.3)     (7.3)
     Purchase of common stock, held in treasury                (39.6)     (1.5)
     Underwriting discount and fees                             (0.2)    (11.0)
     Debt prepayment premium                                       -     (13.1)
     Other                                                      (0.4)     (1.2)
                                                              ------    ------
     NET CASH FLOWS FROM FINANCING ACTIVITIES                   44.2    (103.8)
                                                              ------    ------


NET DECREASE IN CASH AND CASH EQUIVALENTS                     (303.1)   (217.4)

Cash and cash equivalents, beginning of period                 538.1     346.7
                                                              ------    ------
Cash and cash equivalents, end of period                     $ 235.0   $ 129.3
                                                             =======   =======



Supplemental disclosure of cash flow information:

Cash paid during the period for:
     Interest                                                $  77.7    $ 94.2
     Interest capitalized                                      (46.0)    (21.0)
     Income taxes                                               21.2       6.3

Supplemental schedule of non-cash
    investing and financing activities
     Issuance of restricted stock                            $   3.8    $  3.4


-------------
See notes to condensed consolidated financial statements.

                         AK STEEL HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)
--------------------------------------------------------------------------------

1.  Basis of Presentation

    In the opinion of the management of AK Steel Holding Corporation ("AK Holding") and AK Steel Corporation ("AK Steel", collectively with AK Holding, the "Company"), the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1999, and the results of its operations for the three-month and nine-month periods ended September 30, 1998 and 1999. The results of operations for the nine-month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of AK Holding and Armco Inc. ("Armco") for the years ended December 31, 1997 and 1998.

    As described more fully in Note 2, the Company completed a transaction on September 30, 1999, whereby Armco merged with and into AK Steel, and AK Steel became the surviving company. The transaction is accounted for as a pooling of interests and, therefore, the consolidated financial statements presented herein reflect the combined financial position, results of operations and cash flows of Armco and the Company as if they had been combined for all periods presented. Prior to September 30, 1999, AK Steel and Armco, in the normal course of business, entered into certain transactions for the purchase and conversion of material. These intercompany transactions have been eliminated in the accompanying financial statements.

    There is no summarized financial information included for AK Steel because there is no substantial difference in the operations of AK Steel and AK Holding and because the debt of AK Steel is fully and unconditionally guaranteed by AK Holding. AK Holding has no independent operations.

2.  The Merger

    On September 30, 1999, the Company consummated the merger of Armco with and into AK Steel pursuant to an Agreement and Plan of Merger dated May 20, 1999. Upon the effectiveness of the merger, each outstanding share of Armco common stock was converted into the right to receive .3829 shares of AK Holding common stock. In addition, the outstanding shares of one of Armco's three series of convertible preferred stock were converted into the right to receive a like number of shares of a substantially identical new series of cumulative convertible preferred stock of AK Holding with an annual dividend rate of $3.625 per share. Lastly, the outstanding shares of the two remaining series of Armco's convertible preferred stock were converted into the right to receive cash in an amount equal to their redemption value plus accrued dividends, subject to the right of holders to convert the same into shares of common stock. On September 30, 1999, the Company deposited $117.9 with its paying agent for distribution to holders of these two series of preferred stock pursuant to the terms of the merger agreement. Of this amount, $2.3 was returned to the Company in the fourth quarter, since some preferred holders elected to convert their shares to common stock in lieu of receiving cash. Minority interest in the Condensed Consolidated Statements of Income represents historical dividends of the latter two preferred stock issues.

    In the third quarter of 1999, the Company recognized a $42.0 special charge for merger related costs, including $26.0 for expenses incurred for banking, legal, accounting and other transaction fees and $16.0 for certain required payments under the change-of-control provisions contained in Armco's benefit plans. Of these expenses, approximately $4.7 was paid in cash, with the remainder expected to be paid in the fourth quarter of 1999.



3.  Inventories

    Inventories are valued at the lower of cost or market. The cost of the majority of inventories is measured on the last in, first out (LIFO) method. Other inventories are measured principally at average cost.

                                                    December 31,  September 30,
                                                        1998          1999
                                                    ------------  -------------

     Finished and semi-finished                         $537.6       $549.7
     Raw materials                                       198.2        200.2
                                                        ------       ------
     Total cost                                          735.8        749.9
     Adjustment to state inventories at LIFO value       (54.9)       (45.7)
                                                        ------       ------
     Net inventories                                    $680.9       $704.2
                                                        ======       ======

4.   Earnings Per Share


                                                                         Three Months Ended         Nine Months Ended
                                                                            September 30,             September 30,
                                                                         ------------------         -----------------
                                                                         1998         1999            1998     1999

Income (loss) for calculation of
  basic earnings per share:
     Income (loss) from continuing operations                          $ 30.1       $ (1.5)         $132.2   $ 77.6
     Less:  Preferred stock dividends                                     2.4          2.4             7.3      7.3
                                                                         ----         ----            ----     ----
     Income (loss) from continuing operations
      available to common stockholders                                   27.7         (3.9)          124.9     70.3
     Discontinued operations                                                -            -               -      7.5
     Extraordinary item                                                     -            -               -    (13.4)
     Cumulative effect of a change in accounting                            -            -           133.9        -
                                                                         ----         ----            ----     ----
     Net income (loss) available to common stockholders                $ 27.7       $ (3.9)         $258.8   $ 64.4
                                                                       ======       ======          ======   ======

     Common shares outstanding
     (weighted average in millions)                                     100.4        101.2           100.7    101.0
                                                                       ======       ======          ======   ======
     Basic earnings per share:
     Income (loss) from continuing operations                          $  .28       $ (.04)         $ 1.24   $  .70
     Discontinued operations                                                -            -               -      .07
     Extraordinary item                                                     -            -               -     (.13)
     Cumulative effect of a change in accounting                            -            -           1.33         -
                                                                         ----         ----            ----     ----
     Net income (loss)                                                 $  .28       $ (.04)        $ 2.57    $  .64
                                                                       ======       ======          ======   ======
     Income (loss) for calculation of
      diluted earnings per share:
     Income (loss) from continuing operations                          $ 30.1       $ (1.5)         $132.2   $ 77.6
     Less:  Preferred stock dividends                                       -          2.4              -       7.3
                                                                         ----         ----            ----     ----
     Income (loss) from continuing operations
      available to common stockholders                                   30.1         (3.9)          132.2     70.3
     Discontinued operations                                                -            -             -        7.5
     Extraordinary item                                                     -            -             -      (13.4)
     Cumulative effect of a change in accounting                            -            -           133.9        -
                                                                         ----         ----            ----     ----
     Net income (loss) available to common stockholders                $ 30.1       $ (3.9)         $266.1   $ 64.4
                                                                       ======       ======          ======   ======
     Shares (weighted average in millions):
     Common shares outstanding                                          100.4        101.2           100.7    101.0
     Assumed conversion of preferred stock                                7.0            -             7.0        -
     Common stock options outstanding                                     0.2          0.6             0.3      0.6
                                                                         ----         ----            ----     ----
     Common shares outstanding as adjusted                              107.6        101.8           108.0    101.6
                                                                       ======       ======          ======   ======
     Diluted earnings per share:
     Income (loss) from continuing operations                          $  .28       $ (.04)         $ 1.22   $  .69
     Discontinued operations                                                -            -              -       .07

     Extraordinary item                                                     -            -               -     (.13)

     Cumulative effect of a change in accounting                            -            -            1.24        -
                                                                         ----         ----            ----     ----
     Net income (loss)                                                 $  .28       $ (.04)         $ 2.46   $  .63
                                                                       ======       ======          ======   ======

5.  Conformed Accounting Method for Pensions and Other Postretirement Benefits

    Effective January 1, 1998, the Company conformed the AK Steel and Armco methods of amortizing unrecognized net gains and losses related to its obligations for pensions and other postretirement benefits, including conforming the measurement date of the actuarial valuation. Under the conformed method, the Company recognizes immediately into income unrecognized net gains and losses which exceed 10% of the larger of benefit obligations or plan assets (the "corridor"), and amortizes amounts inside the 10% corridor over the average remaining service life of active participants, approximately 15 years.

    In the nine months ended September 30, 1998, the Company recognized income of $133.9 (net of tax), or $1.24 per diluted share, for the cumulative effect of this accounting change. Conforming accounting methods increased income from continuing operations for the nine months ended September 30, 1998 by $12.8 and decreased income from continuing operations for the nine months ended September 30, 1999 by $9.6.

6.  Discontinued Operations

    Certain of Armco's former businesses included operations in foreign countries. At the time of their sale or closure, some of these operations had outstanding tax issues in those countries. Following consultation with local country advisors, Armco determined that it had resolved most of these issues and, in the nine months ended September 30, 1999, reversed a majority of the related reserves, recognizing income of $7.5, or $0.07 per share on a diluted basis, in discontinued operations.

7.  Long-Term Debt

    On January 7, 1999, the city of Rockport, Indiana issued $10.0 in Variable Rate Demand Revenue Bonds maturing on June 1, 2029, which are secured by the Company's letter of credit. Interest is at a variable rate which is reset weekly and paid monthly.

    On January 14, 1999, using the proceeds of the fourth quarter 1998 issue of its 8 7/8% Senior Notes Due 2008 and other available funds, Armco redeemed the entire $111.0 outstanding principal amount of its 9 3/8% Senior Notes Due 2000 at a price of 101.75% of their principal amount. The redemption resulted in an extraordinary loss of $2.8 ($1.4 after taxes, or approximately $0.01 per share on a diluted basis).

    On February 10, 1999, AK Steel issued $450.0 principal amount of its 7 7/8% Senior Notes Due 2009 with interest payable semiannually commencing on August 15, 1999. The Notes were sold at 99.623% of their principal amount. On April 1, 1999, AK Steel used $338.1 of the net proceeds from the sale of these notes to finance the redemption of its 10 3/4% Senior Notes Due 2004 at a price of 104.031% of their principal amount. The redemption resulted in an extraordinary loss of $19.3 ($12.0 after taxes, or approximately $0.12 per share on a diluted basis).

8.  Investment in AFSG

    In March 1997, North Atlantic Insurance Company, a group of international insurance companies previously affiliated with Armco Financial Services Group ("AFSG") but sold in 1991, filed an application for voluntary liquidation in the United Kingdom. As a result, certain claims have been asserted against Northwestern National Insurance Company ("NNIC"), a runoff company of AFSG, by insureds of North Atlantic. NNIC is defending these claims as well as pursuing related claims against third parties and North Atlantic.

    Effective September 30, 1999, the Wisconsin Office of the Commissioner of Insurance ordered NNIC to enter into a restructuring agreement with Armco Financial Services Corporation (AFSC) and Armco Insurance Group, Inc.
    (AIGI). AIGI is the parent company of NNIC. AFSC is the parent company of AIGI and a subsidiary of AFSG Holdings, Inc. Pursuant to the restructuring agreement, AFSC and AIGI prepaid notes owed to NNIC and contributed certain collateral to NNIC in exchange for the termination and release of their obligations to NNIC. This order and restructuring agreement releases all of the NNIC parent companies from any further obligation to provide support to NNIC.

9.  Taxes
    The book tax rate for 1999 is estimated at 39%. The deferred income tax provision includes a credit of $11.6 related to prior years for a recycling tax credit from the Commonwealth of Kentucky recognized in the first quarter of 1999.

10. Comprehensive Income

    For the three and nine months ended September 30, 1998 and 1999, comprehensive income is as follows:

                                                              Three Months Ended     Nine Months Ended
                                                                 September 30,          September 30,
                                                              ------------------     -----------------
                                                                1998      1999        1998      1999
                                                                ----      ----        ----      ----

Net income (loss)                                              $30.1    $(1.5)        $266.1   $71.7
Other comprehensive income, net of tax:
 Foreign currency translation adjustment                         0.1        -           (0.4)   (1.3)
  Unrealized gains/(losses) on securities:
  Unrealized holding gains/(losses) arising during period       (2.5)    (1.4)           2.1    (1.6)
  Less:  reclassification for gains included in net income       0.7      1.4              -     1.9
                                                                ----      ----        ----      ----
Comprehensive income (loss)                                    $28.4    $(1.5)        $267.8   $70.7
                                                               =====    ======        ======   =====

11.  Segment Information

     The Company's Steel Operations consist of the production, finishing and sale of flat-rolled carbon, stainless and electrical steels. Assets employed in Steel Operations totaled $5,077.4 at September 30, 1999. The Company's other operations include an industrial park, the production and sale of snowplow and ice control products, and the production and sale of steel pipe and tubular products. The following presents the results of the Company's Steel Operations and other operations.

                               Three Months Ended    Nine Months Ended
                                 September 30,         September 30,
                               ------------------    -----------------
                               1998        1999       1998      1999
                               ----        ----       ----      ----
Sales:
     Steel Operations          $877.1    $  967.7   $2,799.6  $2,971.0
     Other                       82.6        87.8      212.8     222.3
                               ------     -------    -------   -------
     Total sales               $959.7    $1,055.5   $3,012.4  $3,193.3
                               ======     =======    =======   =======
Operating profit:
     Steel Operations          $ 49.7    $   18.2   $  228.7  $  181.3
     Other                       14.6        17.3       24.2      31.5
                                 ----        ----      -----     -----
     Total operating profit    $ 64.3    $   35.5   $  252.9  $  212.8
                                 ====        ====      =====     =====


     Steel Operations income for the three and nine months ended September 30, 1999 is net of a $42.0 special charge for merger related expenses and a $9.6 charge necessary to conform accounting methods of the combining companies.


Item 2. Management's Discussion and Analysis of the Condensed Consolidated Financial Statements (dollars in millions, except per share and per ton data)

Merger with Armco Inc.
----------------------

On September 30, 1999, the Company consummated the merger of Armco with and into AK Steel pursuant to an Agreement and Plan of Merger dated May 20, 1999. Upon the effectiveness of the merger, each outstanding share of Armco common stock was converted into the right to receive .3829 shares of AK Holding common stock. In addition, the outstanding shares of one of Armco's three series of convertible preferred stock were converted into the right to receive a like number of shares of a substantially identical new series of cumulative convertible preferred stock of AK Holding with an annual dividend rate of $3.625 per share. Lastly, the outstanding shares of the two remaining series of Armco's convertible preferred stock were converted into the right to receive cash in an amount equal to their redemption value plus accrued dividends, subject to the right of holders to convert the same into shares of common stock. On September 30, 1999, the Company deposited $117.9 with its paying agent for distribution to holders of these two series of preferred stock pursuant to the terms of the merger agreement. Of this amount, $2.3 was returned to the Company in the fourth quarter, since some preferred holders elected to convert their shares to common stock in lieu of receiving cash. Minority interest in the Condensed Consolidated Statements of Income represents historical dividends of the latter two preferred stock issues.

In the third quarter of 1999, the Company recognized a $42.0 special charge for merger related costs, including $26.0 for expenses incurred for banking, legal, accounting and other transaction fees and $16.0 for certain required payments under the change-of-control provisions contained in Armco's benefit plans. Of these expenses, approximately $4.7 was paid in cash, with the remainder expected to be paid in the fourth quarter of 1999.

As a result of the merger, the Company estimates it will incur additional one-time charges that could range from $100.0 to $125.0. These charges relate to the potential closure of duplicate facilities, force reductions and further change-of-control costs. The Company is still developing its plan for combining the operations and will record the special charges once the appropriate accounting criteria are met.

Results of Operations
---------------------

The Company's Steel Operations produce and finish flat-rolled carbon, stainless and electrical steels for sale principally to the automotive, appliance, construction and manufacturing markets. The Company also sells these products to distributors and converters. Shipments for the third quarter of 1999 totaled 1,500,000 tons, 164,000 tons lower than in the second quarter of 1999, but surpassing third quarter 1998 shipments by 151,000 tons. Year-to-date 1999 shipments of 4,730,000 tons exceeded shipments for the comparable period in 1998 by 496,000 tons.

Steel Operations net sales for the third quarter of 1999 totaled $967.7, a decrease of 7% from the previous quarter, but a 10% increase over the third quarter of 1998. Year-to-date net sales for 1999 exceeded those for the comparable 1998 period by 6%.

Excluding the $42.0 special charge for merger-related expenses and a $9.6 charge to conform pension and other postretirement benefit accounting practices, the Steel Operations recorded an operating profit of $69.8, or $47 per ton, for the third quarter of 1999, versus $50 per ton in the second quarter and $37 per ton in the 1998 third quarter. The increase in operating profit year over year is due to improved product mix and lower unit costs.

Interest expense totaled $29.2 for the third quarter of 1999, a decrease of $0.3 from the second quarter, but $9.0 higher than the third quarter of 1998. The increase in third quarter 1999 over third quarter 1998 as well as a $27.0 increase in interest expense in the first nine months of 1999 compared to the same period in 1998 is due, in part, to lower capitalized interest related to the substantial completion of construction at the Rockport Works. In addition, since the Company could not redeem its 10 3/4% Senior Notes until April 1, 1999, both the 7 7/8% Senior Notes and 10 3/4% Senior Notes remained outstanding for a period of 50 days which increased interest expense by approximately $5.0 during the first quarter of 1999.

In the first quarter of 1999, the Company recorded a deferred income tax credit of $11.6 related to prior years for the Commonwealth of Kentucky recycling credit.

Excluding $38.8 of merger-related expenses (net of tax) in 1999, income from continuing operations totaled $37.3 and $30.1 for the third quarter of 1999 and 1998, respectively, and is $116.4 for the year, compared to $132.2 for the comparable prior year period. The decrease in year-to-date income was primarily due to higher interest expense.

In the first nine months of 1999, the Company recorded an extraordinary loss of $22.1 ($13.4 after taxes), or $0.13 per share on a diluted basis, due to the early redemption of AK Steel's 10 3/4% Senior Notes Due 2004 and Armco's 9 3/8% Senior Notes Due 2000.

Mansfield Labor Dispute
-----------------------

On September 1, 1999, the labor contract with represented workers at Armco's Mansfield facility expired and Armco informed the union that it would lock out represented employees until a new labor agreement could be reached. In early September, the Mansfield facility began using salaried employees and replacement workers. As a result of lower production in September at the Mansfield facility, shipments of semi-finished stainless steels have been reduced. The Mansfield labor dispute is estimated to have reduced operating income by approximately $4.0 in the third quarter and, if it continues through the end of the year, is expected to reduce operating income by $12.0 in the fourth quarter.

Liquidity and Capital Resources
-------------------------------

The Company's liquidity needs are primarily for capital investments, working capital requirements, employee benefit obligations and interest on its indebtedness. At September 30, 1999, the Company had $202.9 of cash, cash equivalents and short-term liquid investments, as well as $82.0 available under its $200.0 Accounts Receivable Purchase Credit Facility. On October 1, 1999, coincident with the merger, the facility was increased to $300.0 and the term extended to September 30, 2004. On that date, available borrowing capacity under the modified facility was $213.6.

Cash flow from operations generated $199.4 for the nine months ended September 30, 1999. Net income excluding depreciation, amortization and other noncash items of $243.7 was partially offset by a net increase in working capital.

Cash used in investing activities totaled $313.0. Capital investments amounted to $253.4, including $21.0 in capitalized interest. In addition, the Company had net purchases of short-term liquid investments of $66.7. Remaining capital investments for 1999 are expected to total $75.0, which will be paid out of existing cash balances and cash generated from operations.

Cash flows from financing activities used $103.8. On January 14, 1999, Armco used approximately $113.0 to redeem its 9 3/8% Senior Notes Due 2000. On February 10, 1999, AK Steel issued $450.0 of its 7 7/8% Senior Notes Due 2009. The net proceeds from the sale of these notes were approximately $442.1 after deduction of the discount to initial purchasers and other offering expenses. AK Steel used $338.1 of the net proceeds to redeem its 10 3/4% Senior Notes Due 2004 on April 1, 1999 and the remaining $104.0 was used for general corporate purposes. In addition, upon the effectiveness of the merger on September 30, 1999, the Company deposited with its paying agent $117.9 for distribution to holders of two series of convertible preferred stock of Armco pursuant to the merger agreement. Of this amount, $2.3 was returned to the Company because certain of those holders elected to convert their shares to common stock in lieu of receiving cash. The Company also generated $13.6 of cash from the sale of common stock, including 500,000 treasury shares that were sold in order to facilitate the treatment of the Armco merger as a "pooling of interest" for accounting purposes.

Upon the effectiveness of the merger, the Company assumed the long-term debt of Armco, including its 8 7/8% Senior Notes Due 2008 and 9% Senior Notes Due 2007. The indentures governing these notes provide that upon the occurrence of a change of control, holders have the right to require the Company to purchase the notes in whole or in part at 101% of their principal amount plus accrued interest. The total principal amount of these two senior note issues is $225.0. On October 28, 1999, the Company commenced change of control offers to the holders of the notes to purchase their notes at 101% of their principal amount in accordance with the provisions of the indentures. The change of control offers will expire on December 7, 1999. In addition, the Company offered to pay $20.00 and $17.50 per $1,000 principal amount of the 8 7/8% Senior Notes and 9% Senior Notes, respectively, to holders of those notes who, on or before November 12, 1999, waive their right to require the purchase of their notes by the Company. Cash to fund purchases of notes pursuant to the change of control offers is expected to come from cash on hand, cash generated by operations and borrowings under the Company's Accounts Receivable Purchase Credit Facility.

The Company's pension plans are fully funded on an accumulated benefit obligation basis in accordance with generally accepted accounting principles as of September 30, 1999. Funding levels in the near term (three to five years) are expected to be minimal. The Company also has available a pension funding credit balance of $377.8 that can be used to meet future funding requirements.

At September 30, 1999 the Company's liability for postretirement benefits other than pensions totaled $1,457.0. The Company has established a health care trust as a means of prefunding this liability. The balance of the trust as of September 30, 1999 is equivalent to almost a year of active and retiree health care payments.

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

The Company has substantially completed all necessary modifications, upgrades and testing of its business systems to be year 2000 compliant. Additionally, with the assistance of outside consultants, the Company has substantially completed all necessary modifications and upgrades to its process control systems to be year 2000 compliant.

In addition, the Company has responded to numerous customer inquiries on the year 2000 issue. Inquiries and audits, in some cases, have been made of the Company's major suppliers as to their year 2000 readiness. Electronic data interchange testing has been completed.

The Company currently estimates its expenditures for year 2000 compliance will approximate $20.0 ($5.0 from AK Steel and $15.0 from Armco), of which $19.0 has been incurred through September 30, 1999. Costs are expensed as incurred and paid from general corporate funds and approximate 20% of the information technology budget. Additional expenditures beyond the current estimate could be required, but are not expected.

Based upon internal assessments, formal communications with suppliers and customers and work completed to date, the Company believes that year 2000 issues should not pose significant operational problems or have a material impact on the Company's consolidated financial position, results of operations or cash flows. A failure of third party vendors or customers to be year 2000 ready, however, could adversely affect these beliefs and is not quantifiable. Such failure could have a material adverse effect on the Company's consolidated financial position, results of operations or cash flow in a given period, but probably not over the long-term. The most reasonably likely worst case scenario of failure by the Company or its suppliers or customers to resolve year 2000 problems would be a temporary slowdown or cessation of manufacturing operations at one or more of the Company's facilities and a temporary inability on the part of the Company to timely process orders and to deliver finished products to customers. Delays in meeting customers' orders would affect the timing of billings to and payments received from customers with respect to orders and could result in other liabilities. Customers' year 2000 problems could also delay the timing of payments to the Company for orders. The Company has completed audits of its key suppliers as a safeguard against a worse case scenario and is actively working to complete contingency plans should unplanned situations arise on or immediately after January 1, 2000.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

In addition to the items discussed below, the Company is also involved in routine litigation, environmental proceedings and claims pending with respect to matters arising out of the normal conduct of its business. In management's opinion, the ultimate liability resulting from all of these matters, individually or in the aggregate, will not materially affect the Company's consolidated financial position, results of operations or cash flows.

On September 30, 1998, Armco's Mansfield facility received an Order from the United States Environmental Protection Agency under Section 3013 of the Resource Conservation & Recovery Act requiring Armco to develop a plan for investigation of eight areas of the facility which allegedly could be sources of contamination. On October 30, 1998, Armco filed a complaint in the U.S. District Court in Cleveland seeking pre-enforcement review. On April 1, 1999, the court dismissed the complaint on the basis that the statute did not allow pre-enforcement review of agency orders. Thereafter, Armco filed a motion for reconsideration, which is still pending a decision by the Court, and subsequently submitted an investigation plan for certain portions of the Mansfield facility. No response has been received from the EPA in regard to the proposed plan.

On September 25, 1999, a decision was issued by the permanent arbitrator in an arbitration of a dispute between the Company and the United Steelworkers of America regarding back pay owed to the Company's Ashland Works hourly employees laid off between August 1993 and December 1997. The arbitrator ruled that the affected employees are entitled to back pay for the period, as reduced by specified offsets. The Company and the United Steelworkers are meeting to calculate and implement the award. Though the amount of the award is presently undetermined, the Company believes that it will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

Item 4.   Submission of Matters to a Vote of Security Holders

A Special Meeting of AK Holding shareholders was held on September 29, 1999 to approve the proposed issuance of common stock to consummate the merger with Armco. The following are the results of the vote on the proposal:

                For                  49,050,761
                Against                  77,031
                Abstentions              34,892
                Broker Non-votes              0

Item 6.  Exhibits and Reports on Form 8-K

     A. The following is an index of the exhibits included in this Form 10-Q:

          Exhibit 18  Accountant's Preferability Letter

     B.   Form 8-K

          Earnings Release                                    July 20, 1999

          Merger with Armco Inc. -                            August 31, 1999
            Department of Justice completed antitrust review

          Merger with Armco Inc. -                            September 23, 1999
            Common stock exchange ratio increased to .3829 shares of AK Holding per Armco share

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the following duly authorized persons.



                                  AK Steel Holding Corporation
                                  -------------------------------------------
                                  (Registrant)


Date   November 12, 1999          /s/  James L. Wainscott
    ------------------------      -------------------------------------------
                                  James L. Wainscott
                                  Vice President, Treasurer and Chief Financial Officer




Date   November 12, 1999         /s/  Donald B. Korade
    ------------------------     --------------------------------------------
                                 Donald B. Korade
                                 Controller
