Form 10-K
period 1999-12-31
AK STEEL HOLDING CORP
filed 2000-02-25
CIK 918160

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 ------------
                                   FORM 10-K

[X]Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934 for the fiscal year ended December 31, 1999.
                                      OR

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

      Registrant's telephone number, including area code: (513) 425-5000.

          Securities registered pursuant to Section 12(b) of the Act:

            Title of Each Class              Name of Each Exchange on Which Registered
            -------------------              -----------------------------------------
        Common Stock $.01 Par Value                   New York Stock Exchange
  $3.625 Cumulative Convertible Preferred             New York Stock Exchange
             Stock $1 Par Value

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

  Aggregate market value of the registrant's voting stock held by non-affiliates at February 22, 2000: $973,443,172.

  At February 22, 2000 there were 111,181,904 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant's definitive proxy statement for the annual meeting of stockholders (the "2000 Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 1999.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          AK Steel Holding Corporation

                               Table of Contents

                                                                            Page
                                                                            ----
 Item  1. Business.......................................................     1
 Item  2. Properties.....................................................     5
 Item  3. Legal Proceedings..............................................     6
 Item  4. Submission of Matters to a Vote of Security Holders............     7
          Market for Registrant's Common Equity and Related Stockholder
 Item  5. Matters........................................................     9
 Item  6. Selected Financial Data........................................    10
          Management's Discussion and Analysis of Financial Condition and
 Item  7. Results of Operations..........................................    11
 Item  8. Financial Statements and Supplementary Data....................    18
 Item  9. Changes in and Disagreements with Accountants..................    42
 Item 10. Directors and Executive Officers of the Registrant.............    42
 Item 11. Executive Compensation.........................................    43
 Item 12. Security Ownership of Certain Beneficial Owners and Management.    43
 Item 13. Certain Relationships and Related Transactions.................    43
          Exhibits, Financial Statement Schedules and Reports on Form 10-
 Item 14. K..............................................................    43

                                    PART I

Item 1. Business.

General

  AK Steel Holding Corporation ("AK Holding"), through its wholly-owned subsidiary, AK Steel Corporation ("AK Steel" and, together with AK Holding, the "Company"), is a fully-integrated producer of flat-rolled carbon, stainless and electrical steels. Its operations include those previously conducted by Armco Inc. ("Armco"), which merged with and into AK Steel on September 30, 1999 in a transaction accounted for as a pooling of interests. The merger is expected to enhance AK Steel's steel producing capability and market position by allowing it to combine the distinct strengths of each company's individual plants into a unified steelmaking operation. In addition to its flat-rolled steel manufacturing and finishing operations ("Steel Operations"), the Company owns and operates Sawhill Tubular, a manufacturer of a wide range of steel pipe and tubing products; Douglas Dynamics, L.L.C., the largest North American manufacturer of snowplows and ice control products for four-wheel drive light trucks; and the Greens Port Industrial Park on the Houston, Texas ship channel. During 1999, AK Steel's steel shipments, including both flat-rolled and tubular products, totaled 6,541,000 tons, of which 82% consisted of value-added coated and cold-rolled carbon steel products, finished stainless and electrical steels and tubular products.

Operations

  The Company's principal business focus is its Steel Operations. They consist of eight steelmaking and finishing plants in Indiana, Kentucky, Ohio and Pennsylvania that produce flat-rolled carbon steels, including premium quality coated, cold-rolled and hot-rolled products, and specialty stainless and electrical steels that are sold in slab, hot band, and sheet and strip form. These products are sold primarily to the domestic automotive, appliance, industrial machinery and equipment, and construction markets, as well as to distributors, service centers and convertors. The Steel Operations also include European trading companies that buy and sell steel and steel products. AK Steel is registered under the ISO 9002 international quality standard and certified under the QS 9000 quality assurance program used by domestic automotive manufacturers and has received numerous quality awards from many of its major customers. Additional information about the Company's Steel Operations is set forth in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and in Note 9 to the Consolidated Financial Statements, which is set forth in Item 8.

  AK Steel's other operations consist of its Sawhill Tubular division, Douglas Dynamics, L.L.C. and Greens Port Industrial Park. Sawhill Tubular, with three plants located in Ohio and Pennsylvania, manufactures a wide range of steel pipe and tubing products for the non-residential construction, industrial, plumbing and heating markets. Douglas Dynamics manufactures snowplows and ice control products for four-wheel drive light trucks at plants in Maine, Tennessee and Wisconsin. Its products are sold under the brand names Western and Fisher through independent distributors in the United States and Canada. Greens Port Industrial Park, which consists of approximately 650 acres on the Houston, Texas ship channel, leases land, buildings and rail car storage facilities to third parties and operates a deep water loading dock on the channel.

Customers

  AK Steel's flat-rolled carbon steel products are sold primarily to automotive manufacturers and to customers in the appliance, industrial machinery and equipment, and construction markets, consisting principally of manufacturers of home appliances, heating ventilation and air conditioning equipment and lighting products. Hot-rolled, cold-rolled and semi-finished steel products are also sold to distributors, service centers and convertors who may further process these products or resell them without further processing.

  AK Steel sells its stainless steel products primarily to customers in the automotive industry, as well as to manufacturers of food handling, chemical processing, pollution control and medical and health equipment.

Electrical steels, which are iron-silicon alloys with unique magnetic properties, are sold primarily to manufacturers of power transmission and distribution transformers, electrical motors and generators, and lighting ballasts.

  In conducting its Steel Operations, AK Steel's marketing efforts are principally directed toward those customers, such as automotive manufacturers, who require precise on-time delivery, technical support and the highest quality flat-rolled steel. Management believes that AK Steel's enhanced product quality and delivery capabilities, and its emphasis on customer technical support and product planning, are critical factors in its ability to serve this segment of the market. The following table sets forth the percentage of the Steel Operations net sales attributable to various markets:

                                                                  Years Ended
                                                                  December 31,
                                                                 ----------------
                                                                 1997  1998  1999
                                                                 ----  ----  ----
   Automotive...................................................  51%   54%   55%
   Appliance, Industrial Machinery and Equipment, and
    Construction................................................  23%   25%   25%
   Distributors, Service Centers and Convertors.................  26%   21%   20%

  AK Steel's shipments to the automotive market have increased steadily in recent years, consistent with management's strategy of concentrating on the high-end markets for flat-rolled steel. A major factor contributing to this increase has been the growth in the number of U.S.-based plants of foreign automotive manufacturers. AK Steel's Steel Operations segment supplies products to all of these producers and is a major supplier to General Motors, Ford Motor Company and DaimlerChrysler AG. Shipments to General Motors, AK Steel's largest customer, accounted for approximately 11%, 12% and 15% of Steel Operations net sales in 1997, 1998 and 1999, respectively. No other customer accounted for more than 10% of net sales for any of these years.

  AK Steel is party to agreements with all of its major automotive and most appliance industry customers with terms that range from one to three years. These agreements, which are typically finalized late in the year, set forth prices to be paid for each product category during each year of their term, and, except for nickel and chrome, where surcharges may be passed on to the customer, do not permit adjustment to reflect changes in prevailing market conditions or raw material costs. During 1999, approximately 75% of AK Steel's sales of flat-rolled steel products were made pursuant to these agreements, with the balance being made at market prices at the time of sale.

Raw Materials

  The principal raw materials required for AK Steel's manufacturing operations are carbon and stainless steel scrap, iron ore, coal, electricity, natural gas, oxygen, chrome, nickel, silicon, molybdenum, zinc, limestone and other commodity materials. In addition, AK Steel purchases carbon steel slabs from other steel producers to supplement the production from its own steelmaking facilities. Purchases of coal, iron ore and limestone, as well as transportation services, are made at negotiated prices under multi-year agreements. Purchases of carbon steel slabs, stainless steel scrap and other raw materials are made at prevailing market prices, which are subject to fluctuation in accordance with supply and demand. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information with respect to the anticipated impact of rising raw materials prices on 2000 operations. AK Steel believes that adequate sources of supply exist for all of its raw material requirements.

Employees

  As of December 31, 1999, the Company had approximately 11,500 employees. Approximately 8,000 employees at nine of AK Steel's fourteen plants are represented by international, national or independent unions, under contracts with expiration dates extending through 2006. Labor contracts covering employees at the following plant locations expire in 2000.

                                                  % of Total      Contract
   Location/Union                                 Employees   Expiration Date
   --------------                                 ----------  ---------------
   Ashland Works
   -------------
     United Steelworkers of America..............      8%    September 1, 2000
   Zanesville Works
   ----------------
     Zanesville-Armco Independent Organization,
      Inc........................................      2%       May 20, 2000
   Sawhill Tubular
   ---------------
     United Steelworkers of America (Wheatland,
      Pennsylvania)..............................      1%     January 31, 2000
     United Steelworkers of America (Warren,
      Ohio)......................................      1%    September 30, 2000

  On February 5, 2000, represented employees at Sawhill Tubular's Wheatland plant ratified a new 5-year collective bargaining agreement.

  AK Steel's Mansfield Works was one of the facilities owned and operated by Armco prior to its merger with AK Steel on September 30, 1999. On September 1, 1999, the contract between Armco and the United Steelworkers of America covering approximately 600 hourly workers, including 100 on layoff status, at the Mansfield Works expired. Because of production slowdowns, vandalism and threats of violence on the part of union members, Armco informed the union, and the Company understood, that it would lock out represented employees while it continued to bargain with the union. Since early September 1999, the Mansfield Works has been operated by salaried employees and temporary replacement workers.

  On November 6, 1999, AK Steel announced that it would permanently close the Dover Works and its redundant galvanizing line effective January 29, 2000. The plant employs approximately 120 workers. Production at the plant ceased on December 17, 1999.

Competition

  AK Steel competes with domestic and foreign flat-rolled carbon, stainless and electrical steel producers and producers of plastics, aluminum and other materials that can be used in lieu of flat-rolled steels in manufactured products. Price, service, quality and delivery are the primary competitive factors and vary in relative importance according to the category of product and customer requirements.

  Domestic steel producers face significant competition from foreign producers who typically have lower labor costs. In addition, many foreign steel producers are owned, controlled or subsidized by their governments and their decisions with respect to production and sales may be influenced more by political and economic policy considerations than by prevailing market conditions.

  On June 10, 1998, Armco and other domestic producers of flat-rolled stainless sheet and strip products filed petitions with the U.S. Department of Commerce and the U.S. International Trade Commission ("ITC") charging eight foreign countries with violations of U.S. trade laws. On May 20, 1999, the Department of Commerce ("DOC") announced antidumping and countervailing duties on imports of certain stainless steel products of up to 59% and on July 7, 1999, the ITC voted affirmatively that foreign stainless steel imports have injured the domestic industry. These rulings triggered the imposition of tariffs, which should result in higher prices for foreign flat-rolled stainless steel and lower imports.

  In mid-1999, the DOC and the ITC began to review existing antidumping and countervailing duties involving Italian and Japanese producers of electrical steel, to determine whether these protections should be extended for another five years. Their deliberations are expected to extend into 2001, during which time the current protections will remain in place. The failure to obtain or extend meaningful tariff protections for products similar to those produced and sold by AK Steel could adversely affect prices and reduce profit margins for those products.

Environmental Matters

  Domestic steel producers, including AK Steel, are subject to stringent federal, state and local laws and regulations relating to the protection of human health and the environment.

  Over the past three years, AK Steel has expended the following for environmental related capital investments and environmental compliance costs:

                                                       Years Ended December 31,
                                                       ------------------------
                                                        1997    1998     1999
                                                       ------------------------
                                                            (in millions)
   Environmental related capital investments.......... $   6.5   $20.2 $    7.2
   Environmental compliance costs.....................    85.0    98.2    115.1

  Management does not anticipate any material impact on AK Steel's recurring operating costs or future profitability as a result of its compliance with current environmental regulations. Moreover, because all domestic steel producers operate under the same set of federal environmental regulations, management believes that AK Steel is not competitively disadvantaged by its need to comply with these regulations.

 Environmental Remediation

  AK Steel and its predecessors have been conducting steel manufacturing and related operations for approximately 100 years. Although their operating practices are believed to have been consistent with prevailing industry standards during this time, hazardous materials may have been released at one or more operating sites, including sites that are no longer owned by AK Steel. Potential remediation expenditures have been estimated for those sites where future remediation efforts are probable based on identified conditions, regulatory requirements or contractual obligations arising from the sale of a business.

  Pursuant to the Resource Conservation and Recovery Act ("RCRA"), which governs the treatment, handling and disposal of hazardous waste, the United States Environmental Protection Agency ("EPA") and authorized state environmental agencies may conduct inspections of RCRA regulated facilities to identify areas where there have been releases of hazardous waste or hazardous constituents into the environment and order the facilities to take corrective action to remediate such releases. The Company's major steelmaking facilities are subject to RCRA inspections by environmental regulators. While the Company cannot predict the future actions of these regulators, the potential exists for required corrective action at these facilities.

  Under authority conferred by the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the EPA and state environmental authorities have conducted site investigations at certain of AK Steel's facilities, portions of which previously had been used for disposal of materials that are currently subject to regulation. While the results of these investigations are still pending, in the future AK Steel could be directed to expend funds for remedial activities at the former disposal areas. Given the uncertain status of these investigations, however, management is unable to predict if and when such expenditures might be required or their magnitude.

 Environmental Proceedings

  Under the authority of CERCLA, the Kentucky Department of Environmental Protection conducted a comprehensive review of the waste management control systems and handling practices at the Ashland Works coke department and steelmaking facility in July, August and September 1991. As a result of this inspection, the

Kentucky Natural Resources and Environmental Protection Cabinet instituted an administrative proceeding against the Company in November 1993, alleging certain regulatory violations. AK Steel has entered into non-binding mediation with the Kentucky Natural Resources and Environmental Protection Cabinet.

  In 1991, the Ohio Environmental Protection Agency ("OEPA") notified AK Steel that it had referred to the Ohio Attorney General for potential enforcement action certain alleged violations of Ohio's water discharge and hazardous waste regulations at the Middletown Works. Although management believes that AK Steel has a strong basis for contesting the alleged violations, it is in the process of negotiating a consent order with the Ohio Attorney General that will address the state's concerns.

  Federal regulations promulgated pursuant to the Clean Water Act impose categorical pretreatment limits on the concentrations of various constituents in coke plant wastewater prior to discharge into publicly owned treatment works ("POTW"). Due to concentrations of ammonia and phenol in excess of these limits in wastewater from the Middletown Works, AK Steel, through the Middletown POTW, petitioned the EPA for "removal credits," a type of compliance exemption, based on the Middletown POTW's satisfactory treatment of the wastewater for ammonia and phenol. The EPA declined to review the petition on the grounds that it had not yet promulgated new sludge management rules. AK Steel thereupon sought and obtained from the United States District Court for the Southern District of Ohio an injunction prohibiting the EPA from instituting enforcement action against AK Steel for noncompliance with the pretreatment limitations, pending the EPA's promulgation of the applicable sludge management regulations. Management is unable to predict the outcome of this matter. However, if the EPA eventually refuses to grant petition for removal credits, AK Steel could incur additional costs to construct pretreatment facilities at the Middletown Works.

  On February 27, 1995, the OEPA issued a Notice of Violation ("NOV") with respect to the Zanesville Works alleging noncompliance with both a 1993 order and various state regulations regarding hazardous waste management. AK Steel is continuing to work with the OEPA and the Ohio Attorney General's Office to achieve final resolution of this matter. No proposed penalties were included in the NOV and management is unable to estimate potential penalties, if any, based on current information.

  Subsequent to a multi-media inspection of Middletown Works during the fall of 1996, USEPA Region V notified AK Steel that legal proceedings had been initiated alleging violations of Clean Air Act and Clean Water Act regulations. The Company is in discussions with Region V and the Department of Justice concerning these matters.

  On September 30, 1998, Armco received an order from the EPA under Section 3013 of RCRA requiring Armco to develop a plan for investigation of eight areas of the Mansfield Works that allegedly could be sources of contamination. On October 30, 1998, Armco filed a complaint in the United States District Court for the Northern District of Ohio seeking pre-enforcement review. On April 1, 1999, the Court dismissed the complaint on the basis that the statute did not allow pre-enforcement review of agency orders. Thereafter, Armco filed a motion for reconsideration, which is still pending. In July 1999, Armco submitted to the USEPA a work plan for investigation that is currently under review. In December 1999, the USEPA Region V requested additional information to be supplied in support of the Modified Investigation Plan submitted by Armco in July 1999.

  In addition to the foregoing matters, the Company is or may be involved in proceedings with various regulatory authorities that may require the Company to pay fines, comply with more rigorous standards or other requirements or incur capital and operating expenses for environmental compliance. Management believes that the ultimate disposition of the foregoing proceedings will not have, individually or in the aggregate, a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

Item 2. Properties.

  The Company's corporate headquarters are located in Middletown, Ohio. Steelmaking and finishing operations are conducted at eight facilities in Indiana, Kentucky, Ohio and Pennsylvania. Fabricating plants are located in Pennsylvania, Ohio, Wisconsin, Maine and Tennessee, and an industrial park is located in Houston, Texas. All of these facilities are owned by the Company.

   Coke manufacturing plants, blast furnaces, basic oxygen furnaces and continuous casters are located at the Ashland Works in Kentucky and the Middletown Works in Ohio. A hot rolling mill, cold rolling mill, pickling lines, annealing facilities and temper mills as well as four coating lines are located at the Middletown Works, and one additional coating line is located at the Ashland Works. Together, these facilities are located on approximately 5,400 acres of land.

  The Rockport Works consists of a state-of-the-art continuous cold rolling mill, a hot-dip galvanizing and galvannealing line, a continuous carbon and stainless steel pickling line, a stainless steel annealing and pickling line, hydrogen annealing facilities and a temper mill. The 1.7 million square-foot plant is located on a 1,700-acre site in Spencer County, Indiana.

  The Butler Works in Pennsylvania, which is situated on 1,300 acres with 3.2 million square feet of buildings, produces stainless and electrical steel. Melting takes place in three electric arc furnaces that feed an argon-oxygen decarburization unit and a vacuum degassing unit for refining molten metal. These units feed two double strand continuous casters. The Butler Works also includes a hot rolling mill, annealing and pickling units and two fully-automated tandem cold rolling mills. It also has various intermediate and finishing operations for both stainless and electrical steels.

  The Coshocton Works in Ohio, located on 650 acres, consists of a 600,000 square-foot plant, containing three Sendzimer mills and two Z-high mills for cold reduction, four annealing and pickling lines, ten bell annealing furnaces, three bright annealing lines and other processing equipment, including temper rolling, slitting and packaging facilities.

  The Mansfield Works in Ohio, which produces stainless steel, consists of a
1.4 million square-foot facility on a 445-acre site and includes a melt shop with two electric arc furnaces, an argon-oxygen decarburization unit, a thin-slab continuous caster, a six-stand hot rolling mill, a five-stand tandem cold rolling mill and a pickling line.

  The Zanesville Works in Ohio, with 508,000 square feet of buildings on 88 acres, is a finishing plant for some of the stainless and electrical steel produced at the Butler Works and Mansfield Works and has a Sendzimer cold rolling mill, annealing and pickling lines, high temperature box anneal and other decarburization and coating units.

  The Dover Works in Ohio is a 600,000 square foot facility, which includes a 48-inch carbon steel galvanizing line, bell annealing furnaces and a temper mill. On November 6, 1999, AK Steel issued a notice of its intention to close the Dover Works and the facility ceased production on December 17, 1999.

Item 3. Legal Proceedings.

  In addition to the items discussed below, there are various claims pending against the Company and its subsidiaries involving product liability, reinsurance and insurance arrangements, environmental, antitrust, employee benefits and other matters arising out of the conduct of the business of the Company. In management's opinion, the ultimate liability resulting from all claims, individually or in the aggregate, will not materially affect the Company's consolidated financial position, results of operations or cash flows.

  In January 1996, an action was filed in the Court of Common Pleas of Butler County, Ohio on behalf of four named plaintiffs who purport to represent a class of plaintiffs consisting of all hourly employees at the Company's Middletown Works and all hourly employees of independent contractors working at the facility since June 1992. The complaint has twice been amended to add additional named plaintiffs. The plaintiffs allege negligence and intentional tort and seek compensatory and punitive damages in an unspecified amount for alleged dangerous working conditions at the Company's Middletown Works. In March 1997, the Court granted plaintiffs' motion to certify a class. The Company's appeal of this decision to the Ohio Supreme Court was denied on July 29, 1998. On November 2, 1998, the Company filed motions in the trial court for an order vacating class certification and for partial summary judgment on the grounds of federal preemption. Both motions are pending. The Court of Common Pleas has set a trial date of June 2000.

  On January 20, 1998, judgment against AK Steel in the amount of $6.5 million was entered by the United States District Court for the Southern District of Ohio, following a jury trial in a disability discrimination lawsuit brought by a former employee. On January 30, 1998, AK Steel moved for judgment in its favor as a matter of law, reduction of the damages and a new trial. Subsequent to December 31, 1999, the court reduced the jury verdict to $1.5 million. The Company subsequently filed a motion for relief from that judgment, which is pending.

Item 4. Submission of Matters to a Vote of Security Holders.

  No matters were submitted to a vote of security holders during the fourth quarter 1999.

Executive Officers

  The following table sets forth the name, age and principal position with the Company of each of its executive officers as of February 22, 2000:

          Name            Age                  Positions with the Company
          ----            ---                  --------------------------
Richard M. Wardrop, Jr..  54  Chairman of the Board and Chief Executive Officer
James L. Wareham........  60  President
John G. Hritz...........  45  Executive Vice President, General Counsel
Richard E. Newsted......  42  Executive Vice President, Commercial
James L. Wainscott......  42  Senior Vice President, Treasurer and Chief Financial Officer
Michael T. Adams........  42  Vice President, Manufacturing
James M. Banker.........  43  Vice President, Sales and Marketing
Michael P. Christy......  43  Vice President, Purchasing and Transportation
Thomas C. Graham, Jr....  45  Vice President, Research and Engineering
Brenda S. Harmon........  48  Vice President, Human Resources and Secretary
J. Theodore Holmes......  55  Vice President, Customer Service
Donald B. Korade........  57  Vice President and Controller
Alan H. McCoy...........  48  Vice President, Public Affairs
Gary L. McDaniel........  53  Vice President, Operations
M. Dennis McGlone.......  50  Vice President, Commercial
Ernest E. Rummler.......  48  Vice President, Manufacturing Planning & Steel Sourcing
James W. Stanley........  55  Vice President, Safety and Health

  Richard M. Wardrop, Jr. has been Chairman of the Board since January 1997. He has been a director since March 1995 and Chief Executive Officer since May 1995. Mr. Wardrop also served as President of the Company from April 1994 until March 1997. From June 1992 to April 1994, Mr. Wardrop served as Vice President, Manufacturing of the Company's predecessor, Armco Steel Company, L.P.

  James L. Wareham has been President since March 1997. Prior to joining the Company, Mr. Wareham was Chairman, President and Chief Executive Officer of Wheeling Pittsburgh Steel Corporation as well as President of WHX Corporation, the parent company of Wheeling Pittsburgh Steel Corporation.

  John G. Hritz was named Executive Vice President, General Counsel in January 1999. From May 1998 until that date, Mr. Hritz was Senior Vice President, General Counsel and Secretary of the Company, having previously served as Vice President, General Counsel and Secretary from August 1996 until May 1998. Mr. Hritz joined the Company in November 1989 as Counsel in the Law Department, and was named Assistant General Counsel in May 1993 and Assistant Secretary in January 1994. Since June 1996, Mr. Hritz also has had responsibility for the Company's employee and labor relations and environmental affairs.

  Richard E. Newsted was named Executive Vice President, Commercial in July 1998. Mr. Newsted previously served as Executive Vice President, Chief Financial Officer from May 1997 to July 1998, as Senior Vice President, Chief Financial Officer from August 1994 to May 1997 and, additionally, as Treasurer from

August 1994 through March 1995. From January 1993 until June 1994, Mr. Newsted was Vice President, Chief Financial Officer and Secretary of National Steel Corporation.

  James L. Wainscott has been the Company's Treasurer since April 1995 and its Chief Financial Officer since July 1998. Mr. Wainscott was named a Senior Vice President in January 2000, having previously served as a Vice President from April 1995. For more than ten years prior to joining the Company in 1995, Mr. Wainscott held various financial positions with National Steel Corporation.

  Michael T. Adams was named Vice President, Manufacturing in July 1998. From October 1995 until that date, Mr. Adams served as General Manager, Manufacturing of the Company's Middletown Works, having previously held various manufacturing and engineering positions within the Company.

  James M. Banker was named Vice President, Sales and Marketing effective May 1, 1999. From April 1992 until that date, Mr. Banker served as General Manager, Sales for the Company. Prior thereto, Mr. Banker held a number of positions in the Company's commercial organization.

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

  Thomas C. Graham, Jr. has been Vice President, Research and Engineering since June 1996. From early 1994 until that date, he was General Manager Sales, Construction for National Steel Corporation, having previously held various positions in project engineering, process and technology, and operations at that company.

  Brenda S. Harmon has been Vice President, Human Resources since January 1998. She assumed the additional responsibilities of Corporate Secretary in March 1999. Mrs. Harmon had been General Manager, Human Resources since September 1996, after having been named Corporate Manager, Human Resources in March 1995. Prior to that Mrs. Harmon held various positions within the Company's Human Resources Department.

  J. Theodore Holmes was named Vice President, Customer Service in January 2000. From May 1999 until that date, Mr. Holmes was Director, Customer Service. Mr. Holmes was Director, Customer Service & Product Administration from August 1998 to May 1999. From July 1997 to August 1998, Mr. Holmes served as General Manager, Manufacturing Planning. From November 1992 to July 1997, Mr. Holmes was General Manager, Customer Service.

  Donald B. Korade was named Vice President and Controller in November 1999. From September 1995 until that date, Mr. Korade served as Controller of the Company. Mr. Korade was Assistant Controller, Financial Accounting from June 1989 until September 1995.

  Alan H. McCoy has been Vice President, Public Affairs since January 1997. From March 1994 until that date, Mr. McCoy served as General Manager, Public Relations. Prior thereto, Mr. McCoy held various positions within the Company's Public Relations Department.

  Gary L. McDaniel was named Vice President, Operations in November 1999. From September 1995 until the merger with Armco, Mr. McDaniel served as Vice President, Operations of Armco and was made an elected officer in January 1996. Mr. McDaniel joined Armco in March 1993 as Vice President, Operations for Armco Advanced Material Company, a wholly owned subsidiary of Armco, and served as Vice President & General Manager of Armco from February 1994 until September 1995.

  M. Dennis McGlone was named Vice President, Commercial in November 1999. From January 1996 until the merger with Armco, Mr. McGlone served as Vice President, Commercial of Armco. From June 1993 until

January 1996, he served as Senior Vice President--Commercial of Armco. From January 1992 until June 1993, Mr. McGlone was President of Coshocton Stainless, a unit of Cyclops Corporation which was acquired by Armco in April 1992.

  Ernest E. Rummler was named Vice President, Manufacturing Planning & Steel Sourcing in January 2000. From August 1998 until that date, Mr. Rummler served as Director, Manufacturing Planning & Steel Sourcing. From July 1997 until August 1998, Mr. Rummler was General Manager, Customer Service, and from June 1992 until July 1997, he was General Manager, Manufacturing Planning.

  James W. Stanley has been Vice President, Safety and Health since January 1996. Prior to joining the Company, Mr. Stanley held various management positions with the U.S. Department of Labor's Occupational Safety and Health Administration since its inception in 1971.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

  AK Holding's common stock has been listed on the New York Stock Exchange since April 5, 1995 (symbol: AKS). The table below sets forth, for the calendar quarters indicated, the reported high and low sale prices of the common stock:

   1998                                                       High     Low
   ----                                                       ----     ----
     First Quarter........................................... $21 5/8  $16 1/16
     Second Quarter.......................................... $22 3/16 $16 11/16
     Third Quarter........................................... $18 7/8  $13 5/8
     Fourth Quarter.......................................... $23 3/4  $14 1/2
   1999                                                       High     Low
   ----                                                       ----     ----
     First Quarter........................................... $24 3/8  $19 11/16
     Second Quarter.......................................... $29 5/8  $22 1/8
     Third Quarter........................................... $24 1/2  $16 5/8
     Fourth Quarter.......................................... $19 1/16 $13 3/4

  As of February 22, 2000, there were 111,181,904 shares of common stock outstanding and held of record by 18,189 stockholders. Because many of these shares were held by depositories, brokers and other nominees, the number of record holders is not representative of the number of beneficial holders.

  On September 30, 1999, upon the effectiveness of the merger of Armco with and into AK Steel, the 2,700,000 outstanding shares of Armco's $3.625 convertible preferred stock were converted into the right to receive a like number of shares of a substantially identical new series of cumulative convertible preferred stock of AK Holding. However, in accordance with change-of-control provisions applicable to Armco's preferred stock, holders had the right, during a 45-day period starting September 30, 1999, to convert each new preferred share they received into 3.009 shares of AK Holding common stock. A total of 2,392,069 shares of preferred stock were converted during this period. After the 45-day period, the stated conversion ratio of the preferred stock reverted to 2.6 shares of AK Holding common stock per share of preferred stock. During the fourth quarter of 1999, those shares traded at prices between a high of $54 7/16 and a low of $45 7/8. At December 31, 1999, 307,931 shares of the $3.625 preferred stock remained outstanding.

  AK Holding has paid quarterly dividends on its common stock since November 15, 1995. In 1998, a dividend of $0.125 per share was paid on February 17, May 15, August 17 and November 16. In 1999, a dividend of $0.125 per share was paid on February 15, May 17, August 16 and November 15. The declaration and payment of cash dividends is subject to restrictions imposed by the instruments governing its senior debt. At December 31, 1999, AK Holding had adequate amounts available for the payment of cash dividends.

Item 6. Selected Financial Data.

  The following selected historical consolidated financial data for each of the five years in the period ended December 31, 1999 have been derived from the Company's audited consolidated financial statements after giving effect to the merger of Armco with and into AK Steel (See Note 1 below). The selected historical consolidated financial data presented herein are qualified in their entirety by, and should be read in conjunction with, the consolidated financial statements of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                             Years Ended December 31,
                                   ---------------------------------------------
                                     1995      1996     1997     1998     1999
                                   --------  -------- -------- -------- --------
                                   (dollars in millions, except per share data)
Statement of Operations Data: (1)
Net sales........................  $3,733.9  $3,930.9 $4,176.6 $4,029.7 $4,284.8
Cost of products sold............   2,960.7   3,194.0  3,363.3  3,226.5  3,419.8
Selling and administrative
 expenses........................     293.8     278.1    288.0    278.0    309.8
Depreciation.....................     127.4     134.8    141.0    161.2    210.7
Special charges and unusual items
 (2).............................       --        8.8      --       --      99.7
                                   --------  -------- -------- -------- --------
Total operating costs............   3,381.9   3,615.7  3,792.3  3,665.7  4,040.0
                                   --------  -------- -------- -------- --------
Operating profit.................     352.0     315.2    384.3    364.0    244.8
Interest expense.................      68.5      76.1    111.7     84.9    123.7
Other income.....................      25.5      25.4     48.4     30.3     20.8
                                   --------  -------- -------- -------- --------
Income before income taxes and
 minority interest...............     309.0     264.5    321.0    309.4    141.9
Provision (benefit) for income
 taxes...........................    (370.0)    169.7    127.5    105.5     63.9
Minority interest................       8.1       8.1      8.1      8.1      6.7
                                   --------  -------- -------- -------- --------
Income from continuing
 operations......................     670.9      86.7    185.4    195.8     71.3
Discontinued operations..........       6.3       4.1      1.6      --       7.5
                                   --------  -------- -------- -------- --------
Income before extraordinary item
 and cumulative effect of an
 accounting change...............     677.2      90.8    187.0    195.8     78.8
Extraordinary loss on retirement
 of debt.........................       --        --       1.9      --      13.4
Cumulative effect of a change in
 accounting (3)..................       --        --       --     133.9      --
                                   --------  -------- -------- -------- --------
Net income.......................  $  677.2  $   90.8 $  185.1 $  329.7 $   65.4
                                   ========  ======== ======== ======== ========
Basic earnings per share:
  Income from continuing
   operations....................  $   6.93  $   0.71 $   1.75 $   1.86 $   0.62
  Discontinued operations........      0.07      0.04     0.02      --      0.07
  Extraordinary losses...........       --        --      0.02      --      0.13
  Cumulative effect of an
   accounting change.............       --        --       --      1.33      --
                                   --------  -------- -------- -------- --------
  Net income.....................  $   7.00  $   0.75 $   1.75 $   3.19 $   0.56
Diluted earnings per share:
  Income from continuing
   operations....................  $   5.92  $   0.70 $   1.68 $   1.82 $   0.62
  Discontinued operations........      0.06      0.04     0.01      --      0.07
  Extraordinary losses...........       --        --      0.02      --      0.13
  Cumulative effect of an
   accounting change.............       --        --       --      1.24      --
                                   --------  -------- -------- -------- --------
  Net income.....................  $   5.98  $   0.74 $   1.67 $   3.06 $   0.56
Cash dividend per common share
 (not adjusted for merger).......  $  0.075  $  0.325 $  0.425 $   0.50 $   0.50

                                                 As of December 31,
                                    --------------------------------------------
                                      1995     1996     1997     1998     1999
                                    -------- -------- -------- -------- --------
Balance Sheet Data: (1)
Cash, cash equivalents and short-
 term investments.................  $  449.5 $  908.5 $  801.0 $  353.7 $   54.4
Working capital...................     746.0  1,263.7    930.6    576.1    564.5
Total assets......................   4,447.0  4,710.4  5,074.4  5,248.5  5,201.5
Current portion of long-term debt.      26.3     27.2     40.8    116.9      5.9
Long-term debt (excluding current
 portion).........................     686.6  1,219.3  1,301.8  1,395.7  1,451.0
Current portion of pension and
 postretirement benefit
 obligations......................     118.8     65.8     68.0     65.5     68.8
Long-term pension and
 postretirement benefit
 obligations (excluding current
 portion).........................   1,798.4  1,596.2  1,560.7  1,385.8  1,390.7
Stockholders' equity..............     836.0    877.7  1,005.3  1,262.7  1,277.8

--------
(1) Armco was merged into AK Steel on September 30, 1999 in a transaction accounted for as a pooling of interests. Accordingly, except with respect to cash dividends per common share, these consolidated financial data reflect the Company's results and financial position as if Armco and AK Steel had been combined for all periods presented.
(2) The 1996 special charges relate to the divestiture of certain businesses and product lines. The 1999 special charge relates to expenses incurred as a result of the merger with Armco.
(3) In 1998, the Company changed its accounting for pensions and other postretirement benefits recognizing a cumulative effect of a change in accounting.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(Dollars in millions, except per share and per ton amounts)

Merger with Armco

  On September 30, 1999, Armco was merged with and into AK Steel pursuant to an Agreement and Plan of Merger dated May 20, 1999. Upon the effectiveness of the merger, each outstanding share of Armco common stock was converted into the right to receive .3829 shares of AK Holding common stock. In addition, the outstanding shares of two of Armco's three series of convertible preferred stock were converted into the right to receive cash in an amount equal to their redemption value plus accrued dividends, subject to the right of holders to convert those shares into shares of common stock. AK Holding paid $116.5 in cash, including one month's dividends, and issued 28,331 shares of its common stock to holders of those preferred shares. The outstanding shares of the third series of Armco preferred stock were converted into the right to receive a like number of shares of a substantially identical new series of convertible preferred stock of AK Holding with an annual dividend rate of $3.625 per share. However, in accordance with change-of-control provisions applicable to that series of Armco preferred stock, holders had the right, during a 45-day period starting September 30, 1999, to convert each of their shares into 3.009 shares of AK Holding common stock. A total of 2,392,069 shares of that series were converted during this 45-day period.

  In 1999, the Company recognized pre-tax special charges, merger-related costs and pension and other postretirement benefit-related charges totaling $117.2. Special charges totaled $99.7 and included $28.5 of expenses incurred for investment banking, legal, accounting and other transaction fees, $51.1 for employee severance and certain required payments under the change-of-control provisions contained in Armco's employee benefit plans and $20.1 for closure of the galvanizing plant in Dover, Ohio. On November 6, 1999, the Company announced the closure of this redundant facility effective January 29, 2000. On December 17, 1999, production ceased at the plant. Approximately $54.0 of the $99.7 required the outlay of cash in 1999 and the Company anticipates additional payments of approximately $10.0 in 2000. The remainder of the special charges do not require the outlay of cash. In addition to the special charges, merger-related costs and the impact of a change in accounting for pension and other postretirement benefit plans totaled $17.5. This amount primarily relates to

$12.8 of additional expense related to adopting the Armco method of accounting for pensions and other postretirement benefits, which is more fully described in Note 8 to the Consolidated Financial Statements. The Company expects to incur an additional $20.0 to $25.0 of merger-related charges in 2000.

Operations Overview

  AK Steel's principal business focus is its Steel Operations, which consist of eight steelmaking and finishing plants that produce flat-rolled carbon steels, including premium quality coated cold-rolled and hot-rolled products, and specialty stainless and electrical steels that are sold in slab, hot band, and sheet and strip form. These products are sold primarily to the domestic automotive, appliance, industrial machinery and equipment, and construction markets, as well as to distributors, service centers and convertors. The Company's other operations include Sawhill Tubular, a manufacturer of a wide range of steel pipe and tubing products; Douglas Dynamics, L.L.C., the largest North American manufacturer of snowplows and ice control products for four-wheel drive light trucks; and an industrial park on the Houston, Texas ship channel.

  None of the Company's operations experienced business disruptions as a result of the changeover to the year 2000 and the Company does not anticipate any Year 2000 problems in the future.

1999 Compared to 1998

 Consolidated Results

  Consolidated net sales totaled $4,284.8 in 1999 versus $4,029.7 in 1998. Shipments totaling 6,541,000 tons in 1999 were 469,000 tons above 1998 levels.

  Operating profit of $244.8 in 1999 included special charges, merger-related costs and the impact of a change in accounting for pension and other postretirement benefit plans totaling $117.2, which resulted from the merger with Armco. Operating profit for the year, excluding these items and $6.1 of goodwill amortization, was $368.1, or $56 per ton shipped. Operating profit of $364.0 in 1998 included $17.0 of income resulting from the accounting change and $6.1 of goodwill amortization. Excluding the income and goodwill expense, 1998 operating profit was $353.1, or $58 per ton.

  Interest expense totaled $123.7 in 1999, an increase of $38.8 over 1998. The increase was due, for the most part, to a reduction in the amount of interest that was capitalized as a result of the completion of construction of the Rockport Works.

  During the first quarter of 1999, the Company recorded a deferred income tax credit of $11.6 related to prior years for the Commonwealth of Kentucky recycling credit.

  Certain of Armco's former businesses included operations in foreign countries. At the time of their sale or closure, some of these operations had outstanding tax issues in those countries. Following consultation with advisors in those countries in 1999, Armco determined that it had resolved most of these issues and reversed a majority of the related reserves, recognizing income from discontinued operations of $7.5, or $0.07 per share.

  During 1999, the Company recorded a combined after-tax extraordinary loss of $13.4, or $0.13 per share, due to the early redemption of AK Steel's 10 3/4% Senior Notes Due 2004 and Armco's 9 3/8% Senior Notes Due 2000.

  Following the merger of AK Steel and Armco, but effective as of January 1, 1998, the Company conformed the AK Steel and Armco methods of amortizing unrecognized net gains and losses related to their obligations for pensions and other postretirement benefits, including conforming the measurement dates for actuarial valuations. Under the conformed method, the Company recognizes immediately into income unrecognized net gains and losses that exceed 10% of the larger of benefit obligations or plan assets (the "corridor"), and amortizes amounts inside the 10% corridor over the average remaining service life of active participants

(approximately 15 years). This method accelerates the recognition into income of events that have occurred and, therefore, may increase the sensitivity of the Company's results of operations to external market volatility. In 1998, the Company recognized net-of-tax income of $133.9, or $1.33 per share ($1.24 per diluted share) for the cumulative effect of this accounting change. In addition, the accounting change increased 1998 income from continuing operations by $11.2, or $0.11 per share ($0.10 per diluted share) and decreased income from continuing operations in 1999 by $7.0 or $0.07 per share, which is included in the merger-related expenses discussed above under "Merger with Armco."

  Net income for 1999 totaled $65.4, or $0.56 per share, compared to 1998 net income of $329.7, or $3.19 per share ($3.06 per diluted share). Net income in 1999 included $117.2 ($87.3 net of tax) of special charges, other merger-related costs and the impact of the change in accounting, as well as $7.5 of income from discontinued operations and a $13.4 net-of-tax loss on retirement of debt. Net income in 1998 included $133.9 for the cumulative effect of an accounting change and $11.2 of net-of-tax income for the ongoing effect of the accounting change. Excluding these items in both years, net income in 1999 was $158.6, or $1.47 per share ($1.45 per diluted share), compared to 1998 net income of $184.6, or $1.74 per share ($1.71 per diluted share). The decrease in year-to-year income was primarily due to higher interest expense, partially offset by lower income taxes.

 Steel Operations

  Net sales attributable to the Steel Operations totaled $3,977.4 in 1999, a 6% increase over 1998. Steel shipments of 6,254,000 tons in 1999 exceeded 1998 shipments by 477,000 tons. Value-added flat-rolled steel products constituted 82% of 1999 shipments, compared to 75% in 1998. Of the total net sales attributable to the Steel Operations, 55% and 54% were to the automotive industry in 1999 and 1998, respectively.

  In 1999 and 1998, Steel Operations recorded operating profit of $201.7 and $333.8, respectively. Excluding merger-related costs, the impact of the change in accounting for pension and other postretirement benefit plans and $3.3 of goodwill amortization, the Steel Operations' operating profit was $322.2, or $52 per ton in 1999, compared to 1998 operating profit of $320.1 or $55 per ton, which excludes $17.0 of pre-tax income attributable to the changes in accounting methods and $3.3 of goodwill amortization.

  On September 1, 1999, the labor contract with represented workers at Armco's Mansfield Works expired and Armco informed the union, and the Company understood, that it would lock out represented employees while it continued to bargain with the union. Following the lockout of those workers, incremental costs were incurred to operate the facility with temporary replacement workers and to provide protective security. The incremental costs associated with operating the Mansfield Works are estimated to have reduced operating profit from Steel Operations by approximately $21.0 in 1999, of which $17.0 occurred in the fourth quarter, and, if the lockout continues, are expected to reduce operating income by $10.0 to $12.0 for the first quarter of 2000. Beyond the first quarter, the effect of the lockout on quarterly earnings is expected to continue to diminish.

  On November 6, 1999, the Company announced the permanent closure of its Dover Works effective January 29, 2000. The plant ceased production on December 17, 1999.

 Other Operations

  Net sales derived from the Company's other operations totaled $307.4 in 1999 compared to $287.6 in 1998. Operating profit attributable to these operations was $43.1 in 1999 and $30.2 in 1998. Snowplow shipments increased in 1999 due to increased snowfalls in key market areas and strong sales of four-wheel drive light trucks.

1998 Compared to 1997

 Consolidated Results

  Consolidated net sales totaled $4,029.7 in 1998 versus $4,176.6 in 1997. Shipments of 6,072,000 tons in 1998 were 69,000 tons (1.1%) below 1997 levels.

  Excluding income for the effect of the 1998 accounting change and goodwill amortization, operating profit was $353.1, or $58 per ton shipped in 1998, compared to $390.8, or $64 per ton shipped in 1997. The 1997 operating profit including $6.5 of goodwill amortization was $384.3.

  Interest expense totaled $84.9 in 1998, $26.8 less than in 1997. The decrease was primarily related to the higher capitalization of interest associated with the construction of the Rockport Works, partially offset by an increase in outstanding debt, primarily to fund the Rockport Works construction. Capitalized interest increased by $38.2 in 1998 compared to 1997.

  Net income for 1998 totaled $329.7, or $3.19 per share ($3.06 per diluted share), including $133.9, or $1.33 per share ($1.24 per diluted share) for the cumulative effect of an accounting change, compared to $185.1, or $1.75 per share ($1.67 per diluted share) for 1997.

 Steel Operations

  Net sales derived from Steel Operations totaled $3,742.1 in 1998 compared to $3,844.3 in 1997. Steel shipments in 1998 totaled 5,777,000 tons, or 55,000 tons less than in 1997, primarily due to lower shipments of semi-finished stainless and electrical steels.

  Excluding $17.0 of income representing the effect of the accounting change and $3.3 of goodwill amortization, operating profit attributable to Steel Operations totaled $320.1, or $55 per ton shipped in 1998 compared to $346.3, or $59 per ton shipped in 1997, which also excludes $3.3 of goodwill amortization. Operating results in 1998 were negatively impacted $20.0 to $30.0 by a work stoppage at General Motors (AK Steel's largest customer) and a planned twenty-day blast furnace outage at the Middletown Works. In addition, the Company realized lower selling prices, particularly for its carbon hot-rolled, stainless sheet and strip and stainless semi-finished products. Record levels of imported hot-rolled steel eroded the market price for non-contract spot steel sales.

 Other Operations

  Net sales derived from the Company's other operations totaled $287.6 in 1998 compared to $332.3 in 1997. Operating profit attributable to these operations were $30.2 in 1998 and $41.3 in 1997. The decline in net sales and operating profit were primarily due to lower snowfalls in the winter of 1997/1998, that adversely affected snowplow sales, as well as a general oversupply in the market for tubular products.

Impact of Raw Material Costs and Sales Revenue on Anticipated Year 2000
Results

  Late in 1999, prevailing market prices for most raw materials used in the steel manufacturing process began to escalate sharply. Unlike many of the key raw materials used by the Company, such as iron ore, coal and limestone, for which the Company has long-term contracts, carbon steel slabs and scrap, as well as certain blast furnace additives, can only be acquired on a spot basis and there is no organized market that would enable the Company to hedge its exposure to rising prices.

  Prices for steel scrap, which the Company melts and recycles in its basic steel manufacturing operations, are expected to average about $35 per ton higher in 2000 than in 1999. Carbon steel slabs, which the Company purchases from other steel producers to supplement its own production, are expected to cost approximately $60 per ton more in 2000 than in 1999. The Company purchases about 1.5 million tons annually of carbon scrap and, as a result of the increased finishing capabilities of its Rockport Works, expects to purchase approximately 700,000 tons of carbon steel slabs in 2000. The increased costs of these materials, as well as other raw materials, are expected to result in an overall increase of approximately $100.0 in the Company's raw material costs in 2000 compared to 1999.

  Approximately 75% of the Company's steel sales are made pursuant to relatively long-term agreements (one to three years), primarily with the major automotive manufacturers. Consistent with customary industry practice, the Company's long-term sales agreements with carbon steel customers do not provide for price escalation in the event of rising raw material costs. During the past few years, selling prices have been under pressure as a result of imports, domestic increases in capacity and intensified efforts by automotive producers to reduce their own manufacturing costs. The Company estimates that, on average, in 2000 its selling prices under these agreements will be approximately 1% lower than in 1999, although the decrease will be partly offset by projected increases in the percentage of total shipments attributable to higher priced, higher margin value-added cold-rolled, coated and stainless products. Because of increased demand, the Company expects to realize an average price increase of 5% in its spot market sales. On balance, the Company expects that it will realize an overall increase of 3% to 4% in average selling price for steel products in 2000.

  Although the Company's operating costs in 2000 are expected to benefit from realized cost-based synergies of its merger with Armco and continuing improvements in productivity, these benefits will be materially offset by the anticipated increase in the Company's raw material costs and lower pricing on long-term sales agreements.

Discontinued Operations

 Aerospace and Strategic Materials

  Armco sold its Aerospace and Strategic Materials business segment in 1985. Pursuant to the sales agreement, Armco retained the benefit of its share of any net proceeds from certain tax refund claims for periods prior to the sale. In 1997, Armco recognized a net-of-tax increase of $1.6, or $0.02 per share ($0.01 per diluted share) in its gain on the sale of the segment as a result of state and federal tax refunds.

 AFSG

  The Company's investment in the Armco Financial Services Group ("AFSG") represents the net assets of Armco's discontinued insurance and finance leasing businesses, which have been largely liquidated. These companies, including Northwestern National Insurance Company ("NNIC"), are being "run off." Except for an immaterial amount of guaranteed renewable accident and health insurance business, these companies have not written any new business for retention since 1986.

  In March 1997, North Atlantic Insurance Company, a group of international insurance companies previously affiliated with AFSG but sold in 1991, filed an application for voluntary liquidation in the United Kingdom. As a result, certain claims have been asserted against NNIC by insureds of North Atlantic. NNIC is defending these claims as well as pursuing related claims against third parties and North Atlantic.

  Effective September 30, 1999, the Wisconsin Office of the Commissioner of Insurance ordered NNIC to enter into a restructuring agreement with Armco Financial Services Corporation ("AFSC") and Armco Insurance Group, Inc. ("AIGI"). AIGI is the parent company of NNIC. AFSC is the parent company of AIGI and an indirect subsidiary of the Company. Pursuant to the restructuring agreement, AFSC and AIGI prepaid notes owed to NNIC and contributed certain collateral to NNIC in exchange for the termination and release of their obligations to NNIC. This order and restructuring agreement releases all of NNIC's direct and indirect parent companies from any obligation to provide further financial support to NNIC.

  Management continues to believe, based on current facts and circumstances and the opinions of outside counsel and advisors, that future charges, if any, resulting from the liquidation of AFSG, including matters related to the voluntary liquidation of North Atlantic, will not be material to the Company's financial condition, results of operations or cash flows.

Liquidity and Capital Resources

  At December 31, 1999, the Company had $54.4 in cash and cash equivalents. In addition, net of $121.3 used to support letters of credit, the Company had $178.7 of availability under its accounts receivable purchase facility. On October 1, 1999, following the Armco merger, the total size of this facility was increased to $300.0 from $200.0 and its expiration date was extended to September 30, 2004. Simultaneously, a $70.0 inventory-based facility was eliminated.

  During 1999, cash flow from operations generated $249.3, attributed primarily to $453.4 of income excluding noncash charges for depreciation, taxes, special charges and extraordinary items, offset by the impact of working capital items. Working capital cash usage included $127.4 of inventory increases, primarily due to the build-up of stainless steel inventories at the Rockport Works and $74.8 of accounts receivable increases, primarily due to an extension of payment terms by a major customer.

  Cash flows used in investing totaled $323.1. Capital investments used $337.2, including $21.4 in capitalized interest. In addition, the Company had net proceeds from the sale or liquidation of assets and investments of $13.5.

  Cash flows from financing activities resulted in a net use of $218.5. On January 14, 1999, Armco used approximately $113.0 to redeem its 9 3/8% Senior Notes Due 2000. On February 10, 1999, AK Steel issued $450.0 of its 7 7/8% Senior Notes Due 2009. The net proceeds from the sale of these notes were approximately $442.1 after deduction of the discount to initial purchasers and other offering expenses. AK Steel used $338.1 of the net proceeds to redeem its 10 3/4% Senior Notes Due 2004 on April 1, 1999 and the remaining $104.0 was used for general corporate purposes. In addition, the Company paid $116.5, including one month's dividends, in cash and issued 28,331 shares to holders of two series of convertible preferred stock of Armco that were extinguished pursuant to the merger agreement. The Company also generated $24.7 of cash from the sale of common stock, including 500,000 treasury shares that were sold in order to facilitate the treatment of the Armco merger as a "pooling of interests" for accounting purposes.

  Upon the effectiveness of the merger, the Company assumed Armco's long-term debt, including its 9% Senior Notes Due 2007 and 8 7/8% Senior Notes Due 2008, which together totaled $225.0 principal amount. The indentures governing these notes provided that upon the occurrence of a change of control, such as the merger, holders had the right to require the Company to purchase the notes in whole or in part at 101% of their principal amount plus accrued interest. On October 28, 1999, the Company commenced offers to the holders of these notes to purchase the notes in accordance with the change-of-control provisions of the indentures. In addition, the Company offered to pay $17.50 per $1,000 principal amount of the 9% Senior Notes and $20.00 per $1,000 principal amount of 8 7/8% Senior Notes to holders who waived their right to require the purchase of their notes. The Company paid $32.9 plus accrued interest to retire $32.6 principal amount of the 9% Senior Notes and an additional $1.7 to holders who waived their rights to require the purchase of those notes. The Company also paid $41.8 plus accrued interest to retire $41.4 principal amount of the 8 7/8% Senior Notes and an additional $0.7 to holders who waived their rights to require the purchase of those notes. At December 31, 1999, there remained outstanding $117.4 principal amount of the 9% Senior Notes and $33.6 principal amount of the 8 7/8% Senior Notes.

  During 1999, the Company paid regular dividends of $7.6 on preferred stock and $35.1 on common stock.

 Anticipated Debt Service

  The Company's long-term debt at December 31, 1999, totaled $1,456.9, consisting primarily of senior notes that mature in the years 2006 through 2009 and that are not subject to amortization prior to maturity. In addition, the Company's Senior Secured Notes Due 2004 are repayable in four successive annual installments of $62.5 commencing in December 2001. The Company's obligation to make principal payments in each of the next five years is as follows: $5.9 in 2000, $63.3 in 2001, $63.3 in 2002, $62.5 in 2003 and $62.5
in 2004. Interest expense for 1999, net of capitalized interest of $21.4, totaled $123.7.

 Capital Investments

  The Company anticipates ongoing annual capital investments of approximately $175.0 to $200.0 to maintain the competitiveness and efficiency of its existing facilities and to assure its compliance with applicable safety and environmental standards. At December 31, 1999, commitments for future capital investments, including those to ensure environmental compliance, totaled approximately $84.1, all of which is expected to be funded in 2000 from available cash and cash generated from operations.

 Employee Benefit Obligations

  As of December 31, 1999, the Company's pension plans are fully funded in accordance with generally accepted accounting principles. Funding levels in the near term (three to five years) are expected to be minimal. The Company also has available a pension funding credit balance of $400.5 that can be used to meet future funding requirements.

  At December 31, 1999, the Company's liability for postretirement benefits other than pensions totaled $1,454.6. The Company has established a health care trust as a means of prefunding this liability. The balance of the trust, including the earnings on the trust investments, as of December 31, 1999, was $188.8, which was equivalent to approximately one year of active and retiree health care payments.

New Accounting Standard

  In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). The effective date of SFAS No. 133 has since been delayed and the Company intends to adopt the new standard when required in 2001. The Company does not expect that SFAS No. 133 will have a material effect on its financial statements; however, its effect, if any, will depend on the Company's exposure to derivative instruments at the time of adoption and thereafter.

Forward-Looking Statements

  Certain statements made or incorporated by reference in this Form 10-K, or made in press releases or in oral presentations made by Company employees, reflect management's estimates and beliefs and are intended to be, and are hereby identified as "forward-looking statements" for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In particular, these include statements in the forgoing paragraphs entitled, Raw Materials, Environmental Matters, Legal Proceedings, Impact of Raw Material Costs and Sales Revenue on Anticipated Year 2000 Results, Discontinued Operations with respect to AFSG, Liquidity and Capital Resources, and New Accounting Standard. In addition, these include statements in the Notes to Consolidated Financial Statements in the paragraphs entitled, Concentration of Credit Risk, Income Taxes, Commitments, Legal, Environmental Matters and Contingencies, and Discontinued Operations with respect to AFSG.

  The Company cautions readers that such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management. In addition to those noted in the statements themselves, these factors include, but are not limited to, the following: risks of a downturn in the general economy or in the highly cyclical steel industry; volatility in financial markets, which may affect invested pension plan assets and the calculation of benefit plan liabilities and expenses; changes in demand for the Company's products; unplanned plant outages, equipment failures or labor difficulties; actions by the Company's foreign and domestic competitors; unexpected outcomes of major litigation and contingencies; changes in United States trade policy and actions with respect to imports; disruptions in the supply of raw materials; actions by reinsurance companies with which AFSG does business, or foreign or domestic insurance regulators; and changes in application or scope of environmental regulations applicable to the Company.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

  In the ordinary course of business, the Company's market risk is limited to changes in interest rates. The Company manages interest rate risk through strategies utilized in current operations and issuing substantially all fixed rate debt as a source of financing operations. The fair value of this debt as of December 31, 1999 is $1,445.2. A reduction in prevailing interest rates of 1% would result in an increase in the total fair value of long-term debt of approximately $80.0. The fair value was determined from quoted prices and discounted cash flows. The increase in total fair value due to an assumed decline in interest rates was calculated based on a change in the rate used to discount total future principal and interest payments.

Item 8. Financial Statements and Supplementary Data.

                 AK Steel Holding Corporation and Subsidiaries

                  Index to Consolidated Financial Statements

                                                                           Page
                                                                           ----
Independent Auditors' Report..............................................  19
Consolidated Statements of Income for the Years Ended December 31, 1997,
 1998 and 1999............................................................  20
Consolidated Balance Sheets as of December 31, 1998 and 1999..............  21
Consolidated Statements of Cash Flows for the Years Ended December 31,
 1997, 1998 and 1999......................................................  22
Consolidated Statements of Stockholders' Equity for the Years Ended
 December 31, 1997, 1998 and 1999 ........................................  23
Notes to Consolidated Financial Statements................................  24

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
AK Steel Holding Corporation:

  We have audited the accompanying consolidated balance sheets of AK Steel Holding Corporation and Subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

  As discussed in Note 8 to the consolidated financial statements, in 1998 the Company changed its method of amortizing unrecognized net gains and losses related to its obligations for pensions and other postretirement benefits.

DELOITTE & TOUCHE LLP

Cincinnati, Ohio
January 19, 2000

                          AK STEEL HOLDING CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

              For the Years Ended December 31, 1997, 1998 and 1999
                  (dollars in millions, except per share data)

                                                     1997      1998      1999
                                                   --------  --------  --------
Net sales........................................  $4,176.6  $4,029.7  $4,284.8
Cost of products sold............................   3,363.3   3,226.5   3,419.8
Selling and administrative expenses..............     288.0     278.0     309.8
Depreciation (Note 1)............................     141.0     161.2     210.7
Special charges (Note 10)........................       --        --       99.7
                                                   --------  --------  --------
   Total operating costs.........................   3,792.3   3,665.7   4,040.0
                                                   --------  --------  --------
Operating profit.................................     384.3     364.0     244.8
Interest expense.................................     111.7      84.9     123.7
Other income.....................................      48.4      30.3      20.8
                                                   --------  --------  --------
Income from continuing operations before income
 taxes and minority interest.....................     321.0     309.4     141.9
Income tax provision (Note 5)....................     127.5     105.5      63.9
Minority interest (Note 2).......................       8.1       8.1       6.7
                                                   --------  --------  --------
Income from continuing operations................     185.4     195.8      71.3
Discontinued operations (Note 14)................       1.6       --        7.5
                                                   --------  --------  --------
Income before extraordinary item and cumulative
 effect of a change in accounting................     187.0     195.8      78.8
Extraordinary loss on retirement of debt, net of
 tax (Note 6)....................................       1.9       --       13.4
Cumulative effect of a change in accounting, net
 of tax (Note 8).................................       --      133.9       --
                                                   --------  --------  --------
Net income.......................................     185.1     329.7      65.4
Other comprehensive income, net of tax:
  Foreign currency translation adjustment........      (1.4)      0.3      (1.4)
  Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising
    during period................................       2.1      (0.5)     (1.2)
   Less: reclassification for gains included in
    net income...................................       0.2       1.0       1.9
  Minimum pension liability adjustment...........       --       (2.6)      1.2
                                                   --------  --------  --------
Comprehensive income.............................  $  185.6  $  325.9  $   62.1
                                                   ========  ========  ========
Earnings per share: (Note 1)
  Basic earnings per share:
   Income from continuing operations.............  $   1.75  $   1.86  $   0.62
   Discontinued operations.......................      0.02       --       0.07
   Extraordinary loss on retirement of debt......      0.02       --       0.13
   Cumulative effect of a change in accounting...       --       1.33       --
                                                   --------  --------  --------
   Net income....................................  $   1.75  $   3.19  $   0.56
                                                   ========  ========  ========
  Diluted earnings per share:
   Income from continuing operations.............  $   1.68  $   1.82  $   0.62
   Discontinued operations.......................      0.01       --       0.07
   Extraordinary loss on retirement of debt......      0.02       --       0.13
   Cumulative effect of a change in accounting...       --       1.24       --
                                                   --------  --------  --------
   Net income....................................  $   1.67  $   3.06  $   0.56
                                                   ========  ========  ========
Cash dividends per common share (Based on actual
 outstanding shares, not adjusted for the
 merger).........................................  $  0.425  $   0.50  $   0.50

                See notes to consolidated financial statements.

                          AK STEEL HOLDING CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1998 and 1999
                             (dollars in millions)

                                                             1998       1999
                               ASSETS                      ---------  ---------
Current Assets:
  Cash and cash equivalents (Note 1).....................  $   346.7  $    54.4
  Short-term liquid investments..........................        7.0        --
  Accounts receivable, net (Note 1)......................      441.1      507.2
  Inventories, net (Note 1)..............................      680.9      797.6
  Deferred tax asset (Note 5)............................       11.5       64.5
  Other current assets...................................        9.9        8.8
                                                           ---------  ---------
   Total Current Assets..................................    1,497.1    1,432.5
                                                           ---------  ---------
Property, Plant and Equipment (Note 1)...................    4,268.9    4,573.5
  Less accumulated depreciation..........................   (1,395.9)  (1,585.7)
                                                           ---------  ---------
  Property, plant and equipment, net.....................    2,873.0    2,987.8
                                                           ---------  ---------
Other Assets:
  Investment in AFSG (Note 14)...........................       85.6       85.6
  Other investments......................................       53.6       51.7
  Goodwill and other intangible assets...................      128.6      121.3
  Prepaid pension (Note 8)...............................      106.5      122.4
  Deferred tax asset (Note 5)............................      431.0      328.0
  Other..................................................       73.1       72.2
                                                           ---------  ---------
   Total Assets..........................................  $ 5,248.5  $ 5,201.5
                                                           =========  =========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable.......................................  $   441.1  $   496.0
  Accrued liabilities....................................      297.5      297.3
  Current portion of long-term debt (Note 6).............      116.9        5.9
  Current portion of pension and other postretirement
   benefits obligation (Note 8)..........................       65.5       68.8
                                                           ---------  ---------
   Total Current Liabilities.............................      921.0      868.0
                                                           ---------  ---------
Noncurrent Liabilities:
  Long-term debt (Note 6)................................    1,395.7    1,451.0
  Postretirement benefit obligation (Note 8).............    1,385.8    1,390.7
  Other liabilities......................................      283.3      214.0
                                                           ---------  ---------
   Total Noncurrent Liabilities..........................    3,064.8    3,055.7
                                                           ---------  ---------
   Total Liabilities.....................................    3,985.8    3,923.7
                                                           ---------  ---------
Stockholders' Equity: (Note 3)
  Preferred stock........................................      130.4       14.9
  Common stock, authorized 200,000,000 shares of $.01 par
   value each; issued 1998, 105,186,208 shares; 1999,
   115,048,490 shares; outstanding 1998, 100,340,709
   shares; 1999, 110,640,088 shares......................        1.1        1.2
  Additional paid-in capital.............................    1,692.0    1,793.6
  Treasury stock, common shares at cost, 1998, 4,845,499;
   1999, 4,408,402 shares................................      (87.8)     (80.2)
  Accumulated deficit....................................     (472.7)    (450.0)
  Accumulated other comprehensive income (loss) (Note 1).       (0.3)      (1.7)
                                                           ---------  ---------
Total Stockholders' Equity...............................    1,262.7    1,277.8
                                                           ---------  ---------
Total Liabilities and Stockholders' Equity...............  $ 5,248.5  $ 5,201.5
                                                           =========  =========

                See notes to consolidated financial statements.

                          AK STEEL HOLDING CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the Years Ended December 31, 1997, 1998 and 1999
                             (dollars in millions)

                                                      1997     1998     1999
                                                     -------  -------  -------
Cash flows from operating activities:
  Net income........................................ $ 185.1  $ 329.7  $  65.4
                                                     -------  -------  -------
  Adjustments to reconcile net income to cash flows
   from operating activities:
   Depreciation.....................................   141.0    161.2    210.7
   Amortization.....................................    15.8     16.1     16.4
   Deferred income taxes............................    78.8     71.8     57.7
   Special charges..................................     --       --      99.7
   Income from discontinued operations..............    (1.6)     --      (7.5)
   Extraordinary loss on retirement of debt.........     1.9      --      13.4
   Cumulative effect of a change in accounting......     --    (133.9)     --
   Other items, net.................................    (3.3)     5.5     (2.4)
   Changes in assets and liabilities:
     Accounts and notes receivable..................     6.1    (47.6)   (74.8)
     Inventories....................................   (25.8)   (48.9)  (127.4)
     Current liabilities............................   203.1    (59.7)    19.4
     Other assets...................................     4.3     10.2     (0.9)
     Pension obligation.............................    (7.1)   (50.6)   (19.0)
     Postretirement benefit obligation..............   (24.2)    (7.4)     0.5
     Other liabilities..............................   (19.4)   (16.1)    (1.9)
                                                     -------  -------  -------
       Total adjustments............................   369.6    (99.4)   183.9
                                                     -------  -------  -------
     Net cash flows from operating activities.......   554.7    230.3    249.3
                                                     -------  -------  -------
Cash flows from investing activities:
  Capital investments...............................  (678.4)  (805.2)  (337.2)
  Net (purchase)/sale of short-term investments.....   (46.4)   255.9      6.8
  Purchase of long-term investments.................   (26.5)    (1.0)    (0.2)
  Proceeds from the sale of investments.............    15.5     31.2      4.6
  Proceeds from sale of property, plant and
   equipment........................................     8.5     10.1      2.1
  Advances to investees.............................    (3.0)    (6.1)     --
  Other items, net..................................     --       0.3      0.8
                                                     -------  -------  -------
     Net cash flows from investing activities.......  (730.3)  (514.8)  (323.1)
                                                     -------  -------  -------
Cash flows from financing activities:
  Proceeds from issuance of common stock............     7.1      2.0     24.7
  Proceeds from issuance of long-term debt..........   273.6    221.9    460.0
  Principal payments on long-term debt..............  (177.7)   (51.2)  (530.8)
  Purchase of treasury stock........................   (26.7)   (39.6)    (1.5)
  Purchase of preferred stock.......................    (3.2)     --    (115.8)
  Preferred stock dividends paid....................   (20.1)    (9.8)    (7.6)
  Common stock dividends paid.......................   (23.8)   (29.7)   (35.1)
  Underwriting discount and stock issuance expense..    (6.1)    (0.2)   (10.8)
  Other items, net..................................    (1.4)    (0.3)    (1.6)
                                                     -------  -------  -------
     Net cash flows from financing activities.......    21.7     93.1   (218.5)
                                                     -------  -------  -------
Net increase (decrease) in cash and cash
 equivalents........................................  (153.9)  (191.4)  (292.3)
  Cash and cash equivalents, beginning of period....   692.0    538.1    346.7
                                                     -------  -------  -------
  Cash and cash equivalents, end of period.......... $ 538.1  $ 346.7  $  54.4
                                                     =======  =======  =======

                See notes to consolidated financial statements.

                          AK STEEL HOLDING CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (dollars in millions)

                                           Additional          Accum-
                          Preferred Common  Paid-In-  Treasury ulated
                            Stock   Stock   Capital    Stock   Deficit  Other   Total
                          --------- ------ ---------- -------- -------  -----  --------
Balance, December 31,
 1996, previously re-
 ported.................   $   0.1   $0.3   $  708.9   $(21.5) $  89.2         $  777.0
Armco pooling of inter-
 ests...................     130.4    0.2      963.9            (995.7)   1.9     100.7
                           -------   ----   --------   ------  -------  -----  --------
Balance, December 31,
 1996...................     130.5    0.5    1,672.8    (21.5)  (906.5)   1.9     877.7
Net income..............                                         185.1            185.1
Unrealized gain on mar-
 ketable securities.....                                                  2.0       2.0
Stock options exercised.                         7.0                                7.0
Two-for-one common stock
 split..................              0.5       (0.5)                               --
Tax benefit from exer-
 cise of stock options..                         1.2                                1.2
Tax benefit from vesting
 of restricted stock....                         0.1                                0.1
Purchase of stock.......                                (26.7)                    (26.7)
Redemption of preferred
 stock..................      (0.1)             (2.9)             (0.2)            (3.2)
Preferred stock $.538
 cash dividend per quar-
 ter....................                                          (7.7)            (7.7)
Preferred stock $.90625
 cash dividend per quar-
 ter....................                                          (9.8)            (9.8)
Common stock $.10 cash
 dividend per quarter,
 $.125 in fourth quar-
 ter....................                                         (23.8)           (23.8)
Translation adjustment..                                                 (1.4)     (1.4)
Issuance of restricted
 stock, net.............                         8.9                                8.9
Unamortized restricted
 stock..................                        (4.1)                              (4.1)
                           -------   ----   --------   ------  -------  -----  --------
Balance, December 31,
 1997...................     130.4    1.0    1,682.5    (48.2)  (762.9)   2.5   1,005.3
Net income..............                                         329.7            329.7
Unrealized gain on mar-
 ketable securities.....                                                 (0.5)     (0.5)
Stock options exercised.                         2.0                                2.0
Tax benefit from exer-
 cise of stock options..                         0.2                                0.2
Tax benefit from vesting
 of restricted stock....                         0.2                                0.2
Purchase of stock.......                                (39.6)                    (39.6)
Preferred stock $.90625
 cash dividend per quar-
 ter....................                                          (9.8)            (9.8)
Common stock $.125 cash
 dividend per quarter...                                         (29.7)           (29.7)
Translation adjustment..                                                  0.3       0.3
Minimum pension liabili-
 ty.....................                                                 (2.6)     (2.6)
Issuance of restricted
 stock, net.............              0.1        8.5                                8.6
Unamortized restricted
 stock..................                        (1.4)                              (1.4)
                           -------   ----   --------   ------  -------  -----  --------
Balance, December 31,
 1998...................     130.4    1.1    1,692.0    (87.8)  (472.7)  (0.3)  1,262.7
Net income..............                                          65.4             65.4
Unrealized gain on mar-
 ketable securities.....                                                 (1.2)     (1.2)
Stock options exercised.                        31.7                               31.7
Tax benefit from exer-
 cise of stock options..                         5.5                                5.5
Purchase of treasury
 stock..................                                 (1.5)                     (1.5)
Sale of treasury stock..                        (1.1)     9.1                       8.0
Conversion of preferred
 stock to common stock..    (115.5)   0.1      115.4                                --
Conversion of minority
 interest preferred
 stock..................                       (62.3)                             (62.3)
Conversion of minority
 interest to common
 stock..................                         2.1                                2.1
Preferred stock $.90625
 cash dividend per quar-
 ter....................                                          (7.6)            (7.6)
Common stock $.125 cash
 dividend per quarter...                                         (35.1)           (35.1)
Translation adjustment..                                                 (1.4)     (1.4)
Minimum pension liabili-
 ty.....................                                                  1.2       1.2
Issuance of restricted
 stock, net.............                        10.8                               10.8
Unamortized restricted
 stock..................                        (0.5)                              (0.5)
                           -------   ----   --------   ------  -------  -----  --------
Balance, December 31,
 1999...................   $  14.9   $1.2   $1,793.6   $(80.2) $(450.0) $(1.7) $1,277.8
                           =======   ====   ========   ======  =======  =====  ========

                See notes to consolidated financial statements.

                         AK STEEL HOLDING CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in millions, except per share amounts)

1. Summary of Significant Accounting Policies

  Basis of Presentation: AK Steel Holding Corporation ("AK Holding") and its wholly-owned subsidiary AK Steel Corporation ("AK Steel," and together with AK Holding, the "Company") were formed effective March 29, 1994 as a result of the recapitalization of Armco Steel Company, L.P.

  There is no summarized financial information included for AK Steel because there is no substantial difference in the operations of AK Steel and AK Holding and because the debt of AK Steel is fully and unconditionally guaranteed by AK Holding. AK Holding has no independent operations.

  As described more fully in Note 2, the Company completed a transaction on September 30, 1999, whereby Armco Inc. ("Armco") merged with and into AK Steel, and AK Steel became the surviving company. The transaction is accounted for as a pooling of interests and, therefore, the consolidated financial statements presented herein reflect the combined financial position, results of operations and cash flows of Armco and the Company as if they had been combined for all periods presented. Prior to September 30, 1999, AK Steel and Armco, in the normal course of business, entered into certain transactions for the purchase and conversion of material. These intercompany transactions have been eliminated in the accompanying financial statements. All references to the number of common shares outstanding and per share amounts have given effect to the Armco merger.

  These financial statements consolidate the operations and accounts of the Company and all subsidiaries in which the Company has a controlling interest. Further information about operating segments is included in Note 9.

  The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management estimates. Actual results could differ from those estimates.

  Revenue Recognition: Revenue from sales of products is recognized at the time products are shipped to the customer. Revenue from services performed is recognized when the service is provided to the customer.

  Cash Equivalents: Cash equivalents include short-term, highly liquid investments that are readily convertible to known amounts of cash and are of an original maturity of three months or less.

  Supplemental Disclosure of Cash Flow Information:
                                                          1997    1998    1999
                                                         ------  ------  ------
    Cash paid during the period for:
      Interest.......................................... $128.0  $138.4  $135.7
      Interest capitalized..............................  (21.2)  (59.4)  (21.4)
      Income taxes......................................   45.5    25.7     6.2

  Supplemental Cash Flow Information Regarding Noncash Investing and Financing
Activities: The Company granted to certain employees shares of its common stock with values, net of cancellations, of $8.9, $8.6 and $10.8 in 1997, 1998 and 1999, respectively, under its restricted stock award programs (Note 4). During 1999, holders of the Company's $3.625 cumulative convertible preferred stock converted their shares with a total redemption value of $115.5 into common stock (Note 3) and holders of Armco's other preferred stock issues converted their shares with a redemption value of $2.1 into common stock (Note
2).

  Fair Value of Financial Instruments: The carrying value of the Company's financial instruments does not differ materially from their estimated fair value (primarily based on quoted market prices) in 1998 and 1999 with the exception of the Company's long-term debt. At December 31, 1999, the fair value of the Company's long-term debt, including current maturities, was approximately $1,445.2. This amount was determined by calculating

                         AK STEEL HOLDING CORPORATION

                (dollars in millions, except per share amounts) a value based on discounted future cash flows and quoted market prices, where possible. The fair value estimate was based on pertinent information available to management as of December 31, 1999. Management is not aware of any significant factors that would materially alter this estimate since that date. The fair value of the Company's long-term debt, including current maturities, at December 31, 1998 was approximately $1,556.7.

  Accounts Receivable: The allowance for doubtful accounts was $4.9 and $4.5 at December 31, 1998 and 1999.

  Inventories: Inventories are valued at the lower of cost or market. The cost of the majority of inventories is measured on the last in, first out ("LIFO") method. Other inventories are measured principally at average cost and consist mostly of foreign inventories and certain raw materials.

                                                             1998       1999
                                                             ----       ----
   Inventories on LIFO:
     Finished and semifinished............................ $   526.7  $   620.1
     Raw materials and supplies...........................     184.2      175.5
     Adjustment to state inventories at LIFO value........     (54.9)     (22.8)
                                                           ---------  ---------
       Total..............................................     656.0      772.8
   Other inventories......................................      24.9       24.8
                                                           ---------  ---------
       Total inventories.................................. $   680.9  $   797.6
                                                           =========  =========

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

  Property, Plant and Equipment: Plant and equipment are depreciated under the straight line method over their estimated lives ranging from 2 to 40 years.
The Company's property, plant and equipment balances as of December 31, 1998 and 1999 are as follows:

                                                             1998       1999
                                                             ----       ----
   Land, land improvements and leaseholds................. $   119.5  $   137.5
   Buildings..............................................     250.9      333.8
   Machinery and equipment................................   3,236.7    3,965.7
   Construction in progress...............................     661.8      136.5
                                                           ---------  ---------
     Total................................................   4,268.9    4,573.5
   Less accumulated depreciation..........................  (1,395.9)  (1,585.7)
                                                           ---------  ---------
   Property, plant and equipment, net..................... $ 2,873.0  $ 2,987.8
                                                           =========  =========

  Goodwill and Other Intangible Assets: Goodwill and other intangible assets primarily consist of goodwill recorded in connection with Armco's acquisition of Cyclops Industries, Inc. on April 24, 1992. This goodwill is being amortized using the straight line method over 40 years. Also included are goodwill and other intangibles assets acquired in Armco's purchase of Douglas Dynamics, L.L.C. on July 2, 1991. These assets are being amortized over their estimated useful lives, the majority of which do not exceed 17 years. Amortization expense for 1997, 1998 and 1999 was $6.5, $6.1 and $6.1, respectively. At December 31, 1998 and 1999, accumulated amortization of goodwill and other intangible assets was $42.6 and $48.7, respectively.

  The Company assesses whether its goodwill and other intangible assets are impaired as required by Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and

                         AK STEEL HOLDING CORPORATION

                (dollars in millions, except per share amounts) for Long-Lived Assets to be Disposed Of," based on an evaluation of undiscounted projected cash flows through the remaining amortization period. If an impairment exists, the amount of such impairment is calculated based on the estimated fair value of the asset.

  Earnings Per Share: The reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows:

                                                             1997   1998  1999
                                                            ------ ------ -----
Income for calculation of basic earnings per share:
  Income from continuing operations........................ $185.4 $195.8 $71.3
  Less: Preferred stock dividends..........................   17.5    9.8   7.6
                                                            ------ ------ -----
  Income from continuing operations available to common
   stockholders............................................  167.9  186.0  63.7
  Income from discontinued operations......................    1.6    --    7.5
  Extraordinary loss on retirement of debt.................    1.9    --   13.4
  Cumulative effect of a change in accounting..............    --   133.9   --
                                                            ------ ------ -----
  Net income available to common stockholders.............. $167.6 $319.9 $57.8
                                                            ====== ====== =====
Common shares outstanding (weighted average in millions)...   96.2  100.6 102.4
                                                            ====== ====== =====
Basic earnings per share:
  Income from continuing operations........................ $ 1.75 $ 1.86 $0.62
  Discontinued operations..................................   0.02    --   0.07
  Extraordinary loss.......................................   0.02    --   0.13
  Cumulative effect of a change in accounting..............    --    1.33   --
                                                            ------ ------ -----
  Net income............................................... $ 1.75 $ 3.19 $0.56
                                                            ====== ====== =====
Income for calculation of diluted earnings per share:
  Income from continuing operations........................ $185.4 $195.8 $71.3
  Less: Preferred stock dividends..........................    --     --    7.6
                                                            ------ ------ -----
  Income from continuing operations available to common
   stockholders............................................  185.4  195.8  63.7
  Discontinued operations..................................    1.6    --    7.5
  Extraordinary loss.......................................    1.9    --   13.4
  Cumulative effect of a change in accounting..............    --   133.9   --
                                                            ------ ------ -----
  Net income available to common stockholders.............. $185.1 $329.7 $57.8
                                                            ====== ====== =====
Shares (weighted average in millions):
  Common shares outstanding................................   96.2  100.6 102.4
  Assumed conversion of preferred stock....................   13.4    7.0   --
  Common stock options outstanding.........................    0.4    0.3   0.5
                                                            ------ ------ -----
  Common shares outstanding as adjusted....................  110.0  107.9 102.9
                                                            ====== ====== =====
Diluted earnings per share:
  Income from continuing operations........................ $ 1.68 $ 1.82 $0.62
  Discontinued operations..................................   0.01    --   0.07
  Extraordinary loss.......................................   0.02    --   0.13
  Cumulative effect of a change in accounting..............    --    1.24   --
                                                            ------ ------ -----
  Net income............................................... $ 1.67 $ 3.06 $0.56
                                                            ====== ====== =====

                         AK STEEL HOLDING CORPORATION

                (dollars in millions, except per share amounts)

  At the end of each year, the Company had outstanding exercisable stock options and convertible preferred stock whose exercise or conversion could, under certain circumstances, further dilute earnings per share. The following shares of potentially issuable common stock were not included in the above weighted average shares outstanding because to do so would have had an antidilutive effect on earnings per share for the years presented.

(Common shares in millions)                                       1997 1998 1999
---------------------------                                       ---- ---- ----
Stock options.................................................... 1.0  2.4  0.6
$3.625 convertible preferred stock............................... --   --   0.8

  Research and Development Costs: The Company conducts a broad range of research and development activities aimed at improving existing products and manufacturing processes and developing new products and processes. Research and development costs are recorded as expense when incurred. Research and development costs incurred in 1997, 1998 and 1999 were $19.3, $18.6 and $16.8, respectively.

  Concentrations of Credit Risk: The Company is primarily a producer of flat-rolled carbon, stainless and electrical steels and steel products, which are sold to a number of markets, including automotive, industrial machinery and equipment, construction, power distribution and appliances. The Company sells domestically to customers primarily in the Midwestern and Eastern United States, while approximately 6% of sales are to foreign customers, primarily in Canada, Mexico and Western Europe. Approximately 47% of trade receivables outstanding at December 31, 1999 are due from businesses associated with the U.S. automotive industry. Except in a few situations where the risk warrants it, collateral is not required on trade receivables; and while it believes its trade receivables will be collected, the Company anticipates that in the event of default it would follow normal collection procedures. Overall, credit risk related to trade receivables is limited due to the large number of customers in differing industries and geographic areas.

  Accumulated Other Comprehensive Income: The components of accumulated other comprehensive income (loss) at December 31 are as follows:

                                                             1997 1998   1999
                                                             ---- -----  -----
   Foreign currency translation............................. $0.5 $ 0.8  $(0.6)
   Unrealized gain on investments...........................  2.0   1.5    0.3
   Minimum pension liability................................  --   (2.6)  (1.4)
                                                             ---- -----  -----
     Total.................................................. $2.5 $(0.3) $(1.7)
                                                             ==== =====  =====

  New Accounting Standards: In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). The effective date of SFAS No. 133 has since been delayed and the Company intends to adopt the new standard when required in 2001. The Company does not expect that SFAS No. 133 will have a material effect on its financial statements; however, its effect, if any, will depend on the Company's exposure to derivative instruments at the time of adoption and thereafter.

  Reclassifications: Certain amounts in the prior year financial statements have been reclassified to conform to the 1999 presentation.

2. Merger with Armco Inc.

  On September 30, 1999, the Company consummated the merger of Armco with and into AK Steel pursuant to an Agreement and Plan of Merger dated May 20, 1999. Armco was a leading producer of stainless and

                         AK STEEL HOLDING CORPORATION

                (dollars in millions, except per share amounts) electrical steels and, in addition, owned and operated a manufacturer of steel pipe and tubing products, a manufacturer of snowplows and ice control products for four-wheel drive light trucks, and an industrial park on the Houston, Texas ship channel. Upon the effectiveness of the merger, each outstanding share of Armco common stock was converted into the right to receive .3829 shares of AK Holding common stock. Based on the number of these rights tendered through December 31, 1999, AK Holding issued 41,616,577 shares of its common stock. In addition, the outstanding shares of one of Armco's three series of convertible preferred stock were converted into the right to receive a like number of shares of a substantially identical new series of cumulative convertible preferred stock of AK Holding, which is described more fully in
Note 3.

  Lastly, the Company paid $116.5, including one month's dividends, in cash and issued 28,331 shares of its common stock to convert the outstanding shares of the two remaining series of Armco's convertible preferred stock. For periods prior to the merger, dividends on these two series of preferred stock are reported as minority interest on the Consolidated Statements of Income. Prior to December 31, 1999, the $55.5 book value of these preferred stock issues is included in other liabilities on the Consolidated Balance Sheets.

  Historically, Armco did not provide for federal income taxes at full statutory rates. However, to reflect its book tax rate in income from continuing operations on a combined basis, the Company accrued additional income tax expense of $34.6 for 1997, $37.9 for 1998 and $17.5 for the first six months of 1999.

  As more fully discussed in Note 8, the Company conformed the AK Steel and Armco methods of amortizing unrecognized net gains and losses related to its obligations for pensions and other postretirement benefits. In 1998, the Company recognized income of $133.9 (net of tax), or $1.24 per diluted share, for the cumulative effect of this accounting change. In addition, the accounting change increased 1998 income from continuing operations by $11.2 and decreased 1999 income from continuing operations by $7.0 ($3.5 for the first six months of 1999).

  The following presents a reconciliation of previously reported results of AK Holding and Armco to the results of the merged Company. Eliminations/other primarily reflects the elimination of intercompany transactions, the additional accrual of income taxes, including taxes on extraordinary losses and cumulative and current year effects of the accounting change. The adjustment in eliminations/other for stockholders' equity also includes cumulative credits for revaluation of the deferred tax asset of $369.7 in 1997, $335.2 in 1998 and $210.0 in 1999.

                                          AK              Elimination/
                                       Holding   Armco       Other      Total
                                       -------- --------  ------------ --------
For the year 1997:
  Revenues............................ $2,440.5 $1,829.3    $ (93.2)   $4,176.6
  Extraordinary loss on retirement of
   debt...............................      --       3.0       (1.1)        1.9
  Net income..........................    150.9     76.8      (42.6)      185.1
  Shareholders equity.................    879.6   (152.5)     278.2     1,005.3
For the year 1998:
  Revenues............................ $2,393.6 $1,706.5    $ (70.4)   $4,029.7
  Cumulative effect of an accounting
   change.............................      --     237.5     (103.6)      133.9
  Net income..........................    114.5    347.1     (131.9)      329.7
  Shareholders equity.................    929.5    178.7      154.5     1,262.7
Six months ended June 30, 1999:
  Revenues............................ $1,314.8 $  876.1    $ (53.1)   $2,137.8
  Extraordinary loss on retirement of
   debt...............................     12.0      2.8       (1.4)       13.4
  Net income..........................     35.5     63.7      (29.9)       69.3
  Shareholders equity.................    957.4    235.5      132.0     1,324.9

                         AK STEEL HOLDING CORPORATION

                (dollars in millions, except per share amounts)
3. Stockholders' Equity

  Preferred Stock: On September 30, 1999, upon the effectiveness of the merger with Armco, the 2,700,000 outstanding shares of Armco's $3.625 convertible preferred stock were converted into the right to receive a like number of shares of a substantially identical new series of cumulative convertible preferred stock of the Company with an annual dividend rate of $3.625 per share. However, in accordance with the change of control provisions of Armco's $3.625 preferred stock issue, holders of that stock had the right, during a 45-day period starting September 30, 1999, to convert their shares into 3.009 shares of AK Holding common stock. Holders of 2,392,069 converted their shares during the 45-day window period. At December 31, 1999, there were authorized and issuable 307,931 shares of $3.625 preferred stock with a $1 per share par value, all of which were outstanding.

  The Company's new $3.625 preferred stock ranks senior to its common stock with respect to dividends and upon liquidation. The holders of this preferred stock are entitled to one vote per share with respect to all matters to be voted upon by the stockholders of the Company. Each share may be converted, at the holder's option, into 2.6 shares of the Company's common stock. At the Company's option, each share of preferred stock may be redeemed at a price of $51.0875 until October 15, 2000. This price, then, is reduced at twelve-month intervals until it reaches $50 per share on and after October 15, 2002. Upon dissolution, liquidation or winding up of the Company, whether voluntary or involuntary, holders of the $3.625 preferred stock are entitled to a payment of $50 per share plus accrued but unpaid dividends before payments can be made to the holders of common stock. On December 31, 1999, the Company paid the regular quarterly dividend of $0.90625 per share on its $3.625 cumulative convertible preferred stock.

  Common Stock: The holders of common stock are entitled to receive dividends when and as declared by the Board of Directors out of funds legally available for distribution. The holders have one vote per share in respect of all matters and are not entitled to preemptive rights.

  Dividends: The Company has paid quarterly dividends on its common stock since November 15, 1995. In 1998, a dividend of $0.125 per share was paid on February 17, May 15, August 17 and November 16. In 1999, a dividend of $0.125 per share was paid on February 15, May 17, August 16 and November 15. The declaration and payment of cash dividends is subject to restrictions imposed by instruments governing its senior debt. At December 31, 1999, the Company had adequate amounts available for the payment of cash dividends.

  Stockholder Rights Plan: On January 23, 1996, the Board of Directors adopted a Stockholder Rights Plan pursuant to which it has issued one Preferred Share Purchase Right (collectively, the "Rights") for each share of common stock outstanding. The Rights are generally not exercisable unless, and no sooner than 10 business days after, any person or group acquires beneficial ownership of 20% or more of the Company's voting stock or announces a tender offer that could result in the acquisition of 30% or more of such voting stock. In addition, each Right entitles the holder, upon occurrence of certain specified events, to purchase 1/200th of a share of Series A Junior Preferred Stock ("Junior Preferred Stock") at an exercise price of $65 per share. Each share of Junior Preferred Stock, if and when issued, will entitle the holder to 200 votes in respect of all matters submitted to a vote of the holders of common stock. Upon the occurrence of certain events, holders of the Rights would be entitled to purchase either shares of the Company or an acquiring entity at half of market value. The Rights are redeemable, under certain circumstances, at any time prior to their expiration on January 23, 2006.

4. Common Stock Compensation

  AK Steel Holding Corporation's Stock Incentive Plan (the "SIP") permits the granting of nonqualified stock options and restricted stock awards to directors, officers and key management employees of the Company.

                         AK STEEL HOLDING CORPORATION

                (dollars in millions, except per share amounts)
These nonqualified option and restricted stock awards may be granted with respect to an aggregate maximum of 11 million shares through the period ending December 31, 2007. The exercise price of each option may not be less than the market price of the Company's common stock on the date of the grant. Stock options have a maximum term of 10 years and may not be exercised earlier than six months following the date of grant (or such other term as may be specified in the award agreement). Generally, 25% of the shares covered by a restricted stock award vest two years after the date of the award and an additional 25% vest on the third, fourth and fifth anniversaries of the date of the award. The nonqualified stock options vest at the rate of 33% per year over three years.

  Prior to the merger, Armco maintained plans under which stock options and restricted stock awards were granted. Effective with the merger, Armco's stock options were converted into options to purchase the Company's common stock, adjusting the option price and number of shares by the same .3829 ratio used to convert outstanding shares of Armco common stock at the time of the merger. In addition, all unvested options vested. Other provisions of these options were similar to those of the Company and did not change. All outstanding restricted stock awards of Armco vested upon the effectiveness of the merger and the shares were converted into the Company's common stock.

  The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for the SIP. The compensation cost that has been charged against income for the restricted stock awards issued under the SIP and Armco's award program was $4.3, $4.7 and $8.1 for 1997, 1998 and 1999, respectively. The Company adopted the pro forma disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" in 1996. Had compensation cost for the Company's SIP and Armco's plan been determined based on the fair value at the grant dates for awards under these plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share for 1996, 1997 and 1998 would have been reduced to the pro forma amounts indicated below:

                                                             1997   1998  1999
                                                            ------ ------ -----
Net income..................................... As reported $185.1 $329.7 $65.4
                                                Pro forma   $183.1 $327.4 $62.6
Basic earnings per share....................... As reported $ 1.75 $ 3.19 $0.56
                                                Pro forma   $ 1.72 $ 3.16 $0.54
Diluted earnings per share..................... As reported $ 1.68 $ 3.06 $0.56
                                                Pro forma   $ 1.66 $ 3.04 $0.53

  The fair value of the options to purchase shares of AK Holding common stock is estimated on the grant date using a Black-Scholes option pricing model considering the appropriate dividend rates along with the following weighted average assumptions:

                                                          1997    1998    1999
                                                         ------- ------- -------
Expected volatility..................................... 21.0%   20.1%   25.2%
Risk free interest rates................................ 6.40%   5.67%   5.61%
Expected lives.......................................... 5.0yrs. 5.0yrs. 5.0yrs.

  The fair value of options to purchase Armco stock included the expectation that no dividends would be paid on the stock along with the following weighted average assumptions:

                                                          1997    1998    1999
                                                         ------- ------- -------
Expected volatility..................................... 35.0%   40.0%   40.0%
Risk free interest rates................................ 6.25%   5.50%   4.70%
Expected lives.......................................... 5.0yrs. 5.0yrs. 5.0yrs.

                         AK STEEL HOLDING CORPORATION

                (dollars in millions, except per share amounts)
  A summary of the status of stock options and restricted stock awards under the SIP and Armco's plan as of December 31, 1997, 1998 and 1999 and changes during each of those years is presented below:

                                 1997               1998               1999
                          ------------------ ------------------ ------------------
                                    Weighted           Weighted           Weighted
                                    Average            Average            Average
                                    Exercise           Exercise           Exercise
Stock Options              Shares    Price    Shares    Price    Shares    Price
-------------             --------- -------- --------- -------- --------- --------
Outstanding at beginning
 of year................  3,564,687  $16.26  3,558,350  $16.36  4,067,517  $16.27
Granted.................    734,806  $17.51    820,291  $16.31    943,254  $18.58
Exercised...............    500,098  $14.18    142,416  $14.07  1,702,851  $14.34
Forfeited...............     63,331  $12.01     97,373  $17.81    391,658  $16.97
Expired.................    177,714  $26.81     71,335  $23.06     32,791  $31.60
                          ---------          ---------          ---------
Outstanding at end of
 year...................  3,558,350  $16.36  4,067,517  $16.27  2,883,471  $17.90
                          =========          =========          =========
Options exercisable at
 year end...............  2,014,595  $16.04  2,570,283  $15.98  1,956,169  $15.68
Weighted average fair
 value of options
 granted during the
 year...................    734,806  $ 4.88    820,291  $ 5.18    943,254  $ 5.68
Restricted Stock Awards
-----------------------
Granted during year.....    580,242  $15.75    611,324  $16.31    650,973  $18.39

  The following table summarizes information about stock options outstanding at December 31, 1999:

                                 Options Outstanding        Options Exercisable
                           -------------------------------- --------------------
                                        Weighted
                                         Average   Weighted             Weighted
         Range of                       Remaining  Average              Average
         Exercise                      Contractual Exercise             Exercise
          Prices           Outstanding    Life      Price   Exercisable  Price
         --------          ----------- ----------- -------- ----------- --------
$10.98 to $13.71..........   588,796    4.6 yrs.    $11.94    588,796    $11.94
$13.72 to $16.46..........   425,009    3.8 yrs.    $14.04    425,009    $14.04
$16.47 to $19.20..........   711,010    7.8 yrs.    $18.79    348,696    $18.80
$19.21 to $21.95..........   671,656    5.6 yrs.    $20.33    587,000    $20.31
$21.96 to $24.69..........   462,000    9.3 yrs.    $23.52      6,668    $22.91
$24.70 to $27.44..........    25,000    9.3 yrs.    $26.64        --        --

5. Income Taxes

  The Company and its subsidiaries file a consolidated federal income tax return. This return includes all domestic companies 80% or more owned by the Company and the proportionate share of the Company's interest in partnership investments. State tax returns are filed on a consolidated, combined or separate basis depending on the applicable laws relating to the Company and its domestic subsidiaries. Armco will file a final federal income tax return and final state returns for the short period ending September 30, 1999, the date of the merger with the Company.

  The United States and foreign components of income before income taxes consist of the following:

                                                             1997   1998   1999
                                                            ------ ------ ------
   United States........................................... $319.4 $307.2 $140.0
   Foreign.................................................    1.6    2.2    1.9
                                                            ------ ------ ------
     Total................................................. $321.0 $309.4 $141.9
                                                            ====== ====== ======

                         AK STEEL HOLDING CORPORATION

                (dollars in millions, except per share amounts)
  Significant components of the Company's deferred tax assets and liabilities at December 31, 1998 and 1999 are as follows:

                                                                1998     1999
                                                               -------  -------
Deferred tax assets:
  Net operating loss and tax credit carryforwards............. $ 485.6  $ 510.1
  Postretirement reserves.....................................   567.5    569.7
  Other reserves..............................................   138.2    131.2
  Valuation reserve...........................................  (210.7)  (210.5)
                                                               -------  -------
    Total deferred assets.....................................   980.6  1,000.5
                                                               -------  -------
Deferred tax liabilities:
  Depreciable assets..........................................  (427.6)  (512.4)
  Inventories.................................................   (59.5)   (47.2)
  Pension assets..............................................   (51.0)   (48.4)
                                                               -------  -------
    Total deferred liabilities................................  (538.1)  (608.0)
                                                               -------  -------
    Net asset................................................. $ 442.5  $ 392.5
                                                               =======  =======

  Temporary differences represent the cumulative taxable or deductible amounts recorded in the consolidated financial statements in different years than recognized in the tax returns. The postretirement benefit difference includes amounts expensed in the consolidated financial statements for health care, life insurance and other postretirement benefits, which become deductible in the tax return upon payment or funding in qualified trusts. Other temporary differences represent principally various expenses accrued for financial reporting purposes which are not deductible for tax reporting purposes until paid. The depreciable assets temporary difference represents generally tax depreciation in excess of financial statement depreciation. The inventory difference relates primarily to differences in the LIFO reserve, reduced by tax overhead capitalized in excess of book amounts.

  At December 31, 1999, the Company had a federal tax capital loss carryforward of $46.0 expiring in 2000. Also at December 31, 1999, the Company had regular tax net operating loss carryforwards for federal tax purposes expiring as follows:

                                                                       Net
                                                                  Operating Loss
       Year Expiring                                               Carryforward
       -------------                                              --------------
       2000......................................................    $  123.3
       2003......................................................         9.1
       2004......................................................       129.4
       2005......................................................       243.1
       2006......................................................       199.2
       2007......................................................       139.8
       2008......................................................        33.3
       2009......................................................        44.4
       2010......................................................        35.1
       2019......................................................       114.0
                                                                     --------
         Total...................................................    $1,070.7
                                                                     ========

                         AK STEEL HOLDING CORPORATION

                (dollars in millions, except per share amounts)
  At December 31, 1999 the Company had Alternative Minimum Tax ("AMT") net operating loss carryforwards of $616.7 which will expire in the years 2000 through 2009 unless previously utilized. In addition, at December 31, 1999, the Company had unused AMT credit carryforwards of $42.9, which may be used to offset future regular income tax liabilities. These credits can be carried forward indefinitely.

  The Company's ability to utilize Armco's net operating loss, capital loss, and tax credit carryforwards as of the date of the merger will be limited by
Section 382 of the Internal Revenue Code. The Company has recorded a valuation reserve for those carryforward amounts that are expected to expire prior to being used as a result of the limits imposed by Section 382.

  Significant components of the provision for income taxes are as follows:

                                                            1997    1998  1999
                                                           ------  ------ -----
   Continuing operations:
     Current:
       Federal............................................ $ 46.6  $ 29.7 $ 2.3
       State..............................................    1.6     2.9   3.5
       Foreign............................................    0.8     1.1   0.7
     Deferred:
       Federal............................................   66.7    60.4  60.8
       State..............................................   11.8    11.4  (3.4)
                                                           ------  ------ -----
         Total tax provision on continuing operations.....  127.5   105.5  63.9
   Discontinued operations................................    1.1     --    --
   Extraordinary losses on early retirement of debt.......   (1.2)    --   (8.7)
   Cumulative effect of a change in accounting............    --     89.0   --
                                                           ------  ------ -----
         Total tax provision.............................. $127.4  $194.5 $55.2
                                                           ======  ====== =====

  The reconciliation of income tax on continuing operations computed at the U.S. federal statutory tax rates to actual income tax expense is as follows:

                                                           1997    1998   1999
                                                          ------  ------  -----
   Income at statutory rate.............................. $111.8  $107.5  $49.0
   State and foreign tax provisions......................   14.2    15.4    0.8
   Reduction in deferred tax asset valuation reserve.....    --     (2.5)  (0.2)
   Tax exempt state/local interest income................   (4.6)   (2.8)   --
   Non-taxable anti-trust damage recoveries..............    --     (3.7)   --
   Non-deductible severance and merger expenses..........    --      --    14.5
   Other permanent differences...........................    6.1    (8.4)  (0.2)
                                                          ------  ------  -----
       Total tax provision on continuing operations...... $127.5  $105.5  $63.9
                                                          ======  ======  =====

  The federal income tax returns of the Company and its subsidiaries for 1994 and 1995 have been examined by the Internal Revenue Service and are closed to assessments. The federal returns for the years 1996-1998 are currently under examination. In addition, in the normal course of business the state and local tax returns of the Company and its subsidiaries are routinely subjected to examination by various taxing jurisdictions. However, the Company believes that the outcomes of these examinations will not have any material adverse impact on the Company's financial position, results of operations or cash flows.

                         AK STEEL HOLDING CORPORATION

                (dollars in millions, except per share amounts)

  The statute of limitations has lapsed with respect to Armco's federal income tax returns for 1995 and prior years, and as a result these returns are closed to assessments of additional tax. However, the NOL carryforwards from these years remain open to adjustment. Armco has been in a cumulative NOL carryforward position since 1983. In addition, Armco has loss carryforwards that are substantially in excess of the amounts which are expected to be used each year after the merger, because of the limits on the loss utilization imposed by Section 382. Consequently, the Company believes that any IRS audit adjustments to the loss carryforwards would not be sufficient to reduce the carryovers below the amounts for which a deferred tax benefit has been provided.

6. Long-Term Debt and Other Financing

  At December 31, 1998 and 1999, the Company's long-term debt was as follows:

                                                                 1998     1999
                                                               -------- --------
   Senior Secured Notes Due 2004 (interest rates of 8.48% to
    9.05%)...................................................  $  250.0 $  250.0
   9 3/8% Senior Notes Due 2004..............................     111.0      --
   10 3/4% Senior Notes Due 2004.............................     325.0      --
   9 1/8% Senior Notes Due 2006..............................     550.0    550.0
   9% Senior Notes Due 2007..................................     150.0    117.4
   8 7/8% Senior Notes Due 2008..............................      75.0     33.6
   7 7/8% Senior Notes Due 2009..............................       --     450.0
   Tax Exempt Financing Due 2008 through 2029 (variable rates
    of 2.61% to 4.53% in 1999)...............................      42.4     51.7
   Other, including unamortized discount.....................       9.2      4.2
                                                               -------- --------
       Total debt............................................   1,512.6  1,456.9
   Less: current maturities..................................     116.9      5.9
                                                               -------- --------
       Total long-term debt..................................  $1,395.7 $1,451.0
                                                               ======== ========

  At December 31, 1999, the maturities of long-term debt are as follows:

   2000................................................................ $    5.9
   2001................................................................     63.3
   2002................................................................     63.3
   2003................................................................     62.5
   2004................................................................     62.5
   2005 and thereafter.................................................  1,199.4
                                                                        --------
       Total........................................................... $1,456.9
                                                                        ========

  The proceeds of the Senior Secured Notes Due 2004 were used for the construction of the Rockport Works and the notes are collateralized by Rockport's hot-dip galvanizing and galvannealing line and its continuous cold mill. In addition, at December 31, 1998 and 1999, $13.2 and $7.4, respectively, of long-term debt, including current maturities, represents financing used to construct certain of Armco's fixed assets, which are pledged as collateral.

  During 1997, Armco recorded an extraordinary loss of $3.0 ($1.9 after tax, or approximately $0.02 per share) upon retiring certain of its outstanding debt.

                         AK STEEL HOLDING CORPORATION

                (dollars in millions, except per share amounts)

  On December 15, 1998, Armco issued $75.0 of 8 7/8% Senior Notes Due 2008 priced at 99.196% of their principal amount. On January 14, 1999, using the proceeds of this issue and other available funds, Armco redeemed the entire $111.0 outstanding principal amount of its 9 3/8% Senior Notes Due 2000 at a price of 101.75% of their principal amount. The redemption resulted in an extraordinary loss of $2.8 ($1.7 after taxes, or $0.02 per share).

  On February 10, 1999, AK Steel issued $450.0 principal amount of 7 7/8% Senior Notes Due 2009 at 99.623% of their principal amount. On April 1, 1999, AK Steel used $338.1 of the net proceeds from the sale of these notes to finance the redemption of its 10-3/4% Senior Notes Due 2004 at a price of 104.031% of their principal amount. The redemption resulted in an extraordinary loss of $19.3 ($11.7 after taxes, or $0.11 per share).

  At December 31, 1999, net of $121.3 used to support letters of credit, the Company had $178.7 of availability under its accounts receivable purchase facility. On October 1, 1999, following the Armco merger, the total size of this facility was increased to $300.0 from $200.0 and its expiration date was extended to September 30, 2004.

7. Operating Leases

  Rental expense was $20.2, $21.3 and $25.2 for 1997, 1998 and 1999, respectively.

  At December 31, 1999, obligations to make future minimum lease payments were as follows:

   2000.................................................................... $2.2
   2001....................................................................  1.6
   2002....................................................................  1.3
   2003....................................................................  1.1
   2004....................................................................  0.9

8. Pension and Other Postretirement Benefit Plans

  The Company provides noncontributory pension benefits to most employees and provides various health care and life insurance benefits to most retirees. At December 31, 1999, pension funding credits of $400.5 were available to offset future minimum funding requirements under the Employee Retirement Income Security Act of 1974. Although most retiree health and life insurance benefits are funded as claims are paid, the Company has established a health care trust as a means of prefunding a portion of these benefits.

  Effective January 1, 1998, the Company conformed the AK Steel and Armco methods of amortizing unrecognized net gains and losses related to obligations for pensions and other postretirement benefits and conformed the measurement dates for actuarial valuations. In 1998, the Company recognized net of tax income of $133.9, or $1.33 per share ($1.24 on a diluted basis), as a cumulative effect of this accounting change. At the time it originally adopted the standards governing the accounting for pensions and other postretirement benefits, the Company chose to use the minimum amortization method, whereby unrecognized net gains and losses, to the extent they exceeded 10% of the larger of the benefit obligations or plan assets (the "corridor"), were amortized over the average remaining service life of active participants (approximately 15 years). Under the new accounting method, the Company recognizes into income, as a fourth quarter adjustment, any unrecognized net gains and losses that exceed the 10% corridor, and amortizes amounts inside the corridor over the average remaining service life of active participants. Adoption of the new method increased 1998 income from continuing operations by approximately $11.2, or $0.11 per share ($0.10 per diluted share), and decreased 1999 income from continuing operations by approximately $7.0, or $0.07 per share.

                          AK STEEL HOLDING CORPORATION

                (dollars in millions, except per share amounts)

                                     Pension Benefits      Other Benefits
                                     ------------------  --------------------
                                       1998      1999      1998       1999
                                     --------  --------  ---------  ---------
Change in benefits obligation:
  Benefit obligation at beginning of
   year............................. $3,371.1  $3,482.2  $ 1,419.3  $ 1,461.9
  Service cost......................     33.2      35.9        9.8        9.5
  Interest cost.....................    232.2     228.8       99.0       96.7
  Plan participants' contributions..      --        --         9.0       10.3
  Actuarial loss/(gain).............    137.7    (280.5)      54.1      (59.7)
  Amendments........................     15.0      45.1      (18.0)       --
  Benefits paid.....................   (307.0)   (293.7)    (111.3)    (111.2)
  Curtailments......................      --        4.6        --         2.3
  Settlements.......................      --        6.1        --         --
  Special termination benefits......      --        1.3        --         2.2
                                     --------  --------  ---------  ---------
  Benefit obligations at end of
   year............................. $3,482.2  $3,229.8  $ 1,461.9  $ 1,412.0
                                     ========  ========  =========  =========
Change in plan assets:
  Fair value of plan assets at
   beginning of year................ $3,528.8  $3,478.8  $   187.0  $   172.9
  Actual return on plan assets......    254.2     333.4       14.0       21.2
  Employer contributions............      2.8      15.9       74.2       74.7
  Plan participants' contributions..      --        --         9.0       10.3
  Settlements.......................      --      (12.9)       --         --
  Benefits paid.....................   (307.0)   (293.7)    (111.3)    (111.2)
                                     --------  --------  ---------  ---------
    Fair value of plan assets at end
     of year........................ $3,478.8  $3,521.5  $   172.9  $   167.9
                                     ========  ========  =========  =========
Funded status....................... $   (3.4) $  291.7  $(1,289.0) $(1,244.1)
Unrecognized net actuarial
 loss/(gain)........................     26.4    (288.3)     (43.6)    (107.8)
Unrecognized prior service cost.....     68.2     104.4     (117.2)    (102.7)
Unrecognized initial net benefit
 obligation.........................     21.0      14.6        --         --
                                     --------  --------  ---------  ---------
    Net amount recognized........... $  112.2  $  122.4  $(1,449.8) $(1,454.6)
                                     ========  ========  =========  =========
Amounts recognized in the
 consolidated balance sheets
 consist of:
  Prepaid benefit cost.............. $  106.5  $  122.4  $     --   $     --
  Accrued benefit liability.........     (1.5)     (4.9)  (1,449.8)  (1,454.6)
  Intangible asset..................      4.6       3.5        --         --
  Accumulated other comprehensive
   income...........................      2.6       1.4        --         --
                                     --------  --------  ---------  ---------
    Net amount recognized........... $  112.2  $  122.4  $(1,449.8) $(1,454.6)
                                     ========  ========  =========  =========

  During the periods prior to the merger, Armco and AK Steel used different assumptions in the preparation of this information. Weighted average assumptions at year end for the consolidated Company are as follows:

                                                Pension
                                                Benefits       Other Benefits
                                             ----------------  ----------------
                                             1997  1998  1999  1997  1998  1999
                                             ----  ----  ----  ----  ----  ----
     Discount rate.......................... 7.20% 6.85% 7.75% 7.30% 6.85% 7.75%
     Expected return on plan assets......... 9.25% 8.75% 9.50% 9.25% 8.75% 9.50%
     Rate of compensation increase.......... 4.00% 4.00% 4.00% 4.00% 4.00% 4.00%

                         AK STEEL HOLDING CORPORATION

                (dollars in millions, except per share amounts)
  For measurement purposes, health care costs are assumed to increase 4.75% during 2000 and all future years for pre-65 benefits and post-65 benefits.

  The components of net periodic benefit costs for the years 1997, 1998 and 1999, excluding the cumulative effect of a change in accounting method recorded in 1998, are as follows:

                                Pension Benefits           Other Benefits
                             -------------------------  ----------------------
                              1997     1998     1999     1997    1998    1999
                             -------  -------  -------  ------  ------  ------
Components of net periodic
 benefit cost:
  Service cost.............. $  29.0  $  33.2  $  35.9  $  8.9  $  9.8  $  9.5
  Interest cost.............   240.7    232.2    228.8   107.0    99.0    96.7
  Expected return on plan
   assets...................  (285.3)  (313.4)  (299.0)  (11.0)  (14.9)  (14.3)
  Amortization of prior
   service cost.............     7.5      7.8      8.8   (11.2)  (12.9)  (14.4)
  Recognized net actuarial
   loss/(gain)..............    (1.4)    (9.5)     3.2    (7.6)   (7.7)   (3.4)
  Settlement curtailment
   loss/(gain)..............     0.4      --      13.8     --      --     (0.7)
  Amortization of
   unrecognized net
   obligation...............     6.3      6.3      6.4     --      --      --
                             -------  -------  -------  ------  ------  ------
    Net periodic benefit
     cost (income).......... $  (2.8) $ (43.4) $  (2.1) $ 86.1  $ 73.3  $ 73.4
                             =======  =======  =======  ======  ======  ======

  The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets were $41.5, $31.4 and $1.3, respectively, for 1998 and $33.5, $26.2 and $1.3, respectively, for 1999.

  Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

                                                         One-Percentage-Point
                                                         ---------------------
                                                          Increase   Decrease
                                                         ---------- ----------
     Effect on total service cost and interest cost
      components........................................  $    11.4 $    (10.3)
     Effect on postretirement benefit obligation........      126.3     (111.3)

  In addition to defined benefit pension plans, most employees are eligible to participate in various defined contribution plans. Total expense related to these plans was $10.4 in 1997, $11.6 in 1998 and $11.5 in 1999.

9. Segment Information

  The Company's Steel Operations consists of steel production and finishing plants in Butler, Pennsylvania; Ashland, Kentucky; Coshocton, Dover, Mansfield, Middletown, and Zanesville, Ohio; and Rockport, Indiana that produce flat-rolled steels, including premium quality coated, cold-rolled and hot-rolled carbon steel, and specialty stainless and electrical steels produced in slab, hot band, and sheet and strip form. Steel products are primarily for sale to the domestic automotive, appliance, industrial machinery and equipment, and construction markets. Steel Operations also include European trading companies that buy and sell steel and manufactured steel products.

  In addition, the Company owns and operates Sawhill Tubular, a manufacturer of a wide range of steel pipe and tubing products; Douglas Dynamics, L.L.C., the largest North American manufacturer of snowplows and ice control products for four-wheel drive light trucks; and an industrial park on the Houston, Texas ship channel. These businesses are included in Other Operations, below.

                         AK STEEL HOLDING CORPORATION

                (dollars in millions, except per share amounts)

  Accounting policies for the Steel Operations are the same as those described in the summary of significant accounting policies in Note 1. Management evaluates the performance of the Steel Operations based on its operating profit. All "Corporate" expenses and assets are reflected in the Steel Operations segment.

  Information regarding the Company's operating segment is as follows:

                                                        1997     1998     1999
                                                      -------- -------- --------
   Net Sales:
     Steel Operations................................ $3,844.3 $3,742.1 $3,977.4
     Other Operations................................    332.3    287.6    307.4
                                                      -------- -------- --------
       Total......................................... $4,176.6 $4,029.7 $4,284.8
                                                      ======== ======== ========
   Operating Profit:
     Steel Operations................................ $  343.0 $  333.8 $  201.7
     Other Operations................................     41.3     30.2     43.1
                                                      -------- -------- --------
       Total......................................... $  384.3 $  364.0 $  244.8
                                                      ======== ======== ========
   Depreciation:
     Steel Operations................................ $  133.8 $  153.7 $  202.7
     Other Operations................................      7.2      7.5      8.0
                                                      -------- -------- --------
       Total......................................... $  141.0 $  161.2 $  210.7
                                                      ======== ======== ========
   Capital Expenditures:
     Steel Operations................................ $  670.3 $  797.8 $  314.5
     Other Operations................................      8.1      7.4     22.7
                                                      -------- -------- --------
       Total......................................... $  678.4 $  805.2 $  337.2
                                                      ======== ======== ========
   Total Assets:
     Steel Operations................................ $4,895.3 $5,068.2 $5,016.5
     Other Operations................................    179.1    180.3    185.0
                                                      -------- -------- --------
       Total......................................... $5,074.4 $5,248.5 $5,201.5
                                                      ======== ======== ========

  Steel Operations operating profit in 1999 includes $99.7 of special charges (Note 10). Steel Operations operating profit also includes income (loss) from equity companies of $(0.7), $(1.0) and $2.1 for the years 1997, 1998 and 1999, respectively.

  Steel Operations net sales to General Motors, the Company's largest customer, accounted for approximately 11%, 12% and 15% of the segment's net sales in 1997, 1998 and 1999, respectively. No other customer accounted for more than 10% of segment net sales for any of these years.

  Steel Operations net sales to customers located outside the United States totaled $215.1, $246.3 and $263.1 for 1997, 1998 and 1999, respectively.

10. Special Charges

  In 1999, the Company recognized $99.7 in special charges for merger-related costs, including $28.5 of expenses incurred for banking, legal, accounting and other transaction fees, $51.1 for employee severance and certain required payments under the change-of-control provisions contained in Armco's employee benefit plans

                         AK STEEL HOLDING CORPORATION

                (dollars in millions, except per share amounts) and $20.1 for the closure of a redundant facility. Approximately $54.0 of the $99.7 required the outlay of cash in 1999. The Company anticipates additional cash payments of approximately $10.0 in 2000. The remainder of the special charges do not require the outlay of cash.

  The charge for closure of a redundant facility relates to the shutdown of the carbon steel galvanizing plant in Dover, Ohio. The plant ceased production on December 17, 1999. The announced closure, effective January 29, 2000, will result in the termination of 120 employees, the majority of which are represented hourly production workers. Most cash expenditures related to the Dover closure are expected to be paid in 2000 and are recorded in other accruals in the Consolidated Balance Sheets. The following provides details of that portion of the special charge relating to the closure:

   Asset impairments..................................................... $ 6.7
   Termination benefits..................................................  10.7
   Environmental liabilities.............................................   2.0
   Other expenditures....................................................   0.7
                                                                          -----
     Total............................................................... $20.1
                                                                          =====

11. Related Party Transactions

  The Company, in the ordinary course of business, sells steel to and purchases scrap from National Material Limited Partnership, of which a director of the Company is President and Chief Executive Officer. During 1997, 1998 and 1999 sales amounted to $29.4, $13.6 and $21.0 and purchases amounted to $1.4, $2.4 and $1.1, respectively.

12. Commitments

  The principal raw materials required for AK Steel's manufacturing operations are carbon and stainless steel scrap, iron ore, coal, electricity, natural gas, oxygen, chrome, nickel, silicon, molybdenum, zinc, limestone and other commodity materials. In addition, AK Steel purchases carbon steel slabs from other steel producers to supplement the production from its own steelmaking facilities. Purchases of coal, iron ore and limestone, as well as transportation services, are made at negotiated prices under multi-year agreements. Purchases of carbon steel slabs, stainless steel scrap and other raw materials are made at prevailing market prices, which are subject to fluctuation in accordance with supply and demand. AK Steel believes that adequate sources of supply exist for all of its raw material requirements.

  At December 31, 1999, commitments for future capital investments, including those made to assure environmental compliance, totaled approximately $84.1, all of which will be funded in 2000.

13. Legal, Environmental Matters and Contingencies

  Domestic steel producers, including the Company, are subject to stringent federal, state and local laws and regulations relating to the protection of human health and the environment.

                         AK STEEL HOLDING CORPORATION

                (dollars in millions, except per share amounts)

  The Company has expended the following for environmental related capital investments and environmental compliance:

                                                             1997  1998   1999
                                                             ----- ----- ------
   Environmental related capital investments................ $ 6.5 $20.2 $  7.1
   Environmental compliance costs...........................  85.0  98.2  115.1

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

  Under the authority of the Comprehensive Environmental Response, Compensation and Liability Act, the Kentucky Department of Environmental Protection conducted a comprehensive review of the waste management control systems and handling practices at the Ashland Works coke department and steelmaking facility in July, August and September 1991. As a result of this inspection, the Kentucky Natural Resources and Environmental Protection Cabinet instituted an administrative proceeding against the Company in November 1993, alleging certain regulatory violations. The Company has entered into non-binding mediation with the Kentucky Cabinet for Natural Resources and Environmental Protection.

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

  In January 1996, an action was filed in the Court of Common Pleas of Butler County, Ohio on behalf of four named plaintiffs who purport to represent a class of plaintiffs consisting of all hourly employees at the Company's Middletown Works and all hourly employees of independent contractors working at the facility since June 1992. The complaint has twice been amended to add additional named plaintiffs. The plaintiffs allege negligence and intentional tort and seek compensatory and punitive damages in an unspecified amount for alleged dangerous working conditions at the Company's Middletown Works. In March 1997, the Court granted plaintiffs' motion to certify a class. The Company's appeal of this decision to the Ohio Supreme Court was denied on July 29, 1998. On November 2, 1998, the Company filed motions in the trial court for an order vacating class certification and for partial summary judgment on the grounds of federal preemption. Both motions are pending. The Court of Common Pleas has set a trial date of June 2000.

  On January 20, 1998, judgment against AK Steel in the amount of $6.5 was entered by the United States District Court for the Southern District of Ohio, following a jury trial in a disability discrimination lawsuit brought by a former employee. On January 30, 1998, AK Steel moved for judgment in its favor as a matter of law, reduction of the damages and a new trial. Subsequent to December 31, 1999, the court reduced the jury verdict to $1.5. The Company subsequently filed a motion for relief from that judgment, which is pending.

                         AK STEEL HOLDING CORPORATION

                (dollars in millions, except per share amounts)

  At December 31, 1999, the Company had recorded $10.2 in current accrued liabilities and $40.4 in noncurrent other liabilities on its Consolidated Balance Sheets for estimated probable costs relating to environmental matters.

14. Discontinued Operations

  Foreign Operations: Certain of Armco's former businesses included operations in foreign countries. At the time of their sale or closure, some of these operations had unresolved tax issues in those countries. Following consultation with local country advisors in 1999, Armco determined that it had resolved most of these issues and reversed a majority of the related reserves, recognizing income of $7.5, or $0.07 per share, in discontinued operations.

  Aerospace and Strategic Materials: Armco sold its Aerospace and Strategic Materials business segment in 1985. Pursuant to the sales agreement, Armco retained the benefit of its share of any net proceeds from certain tax refund claims for periods prior to the sale. In 1997, Armco recognized a $1.6, or $0.02 per share ($0.01 per share on a diluted basis), increase to its gain on the sale of the segment for state and federal tax refunds.

  AFSG: The Company's investment in the Armco Financial Services Group ("AFSG") represents the net assets of Armco's discontinued insurance and finance leasing businesses, which have been largely liquidated. These companies, including Northwestern National Insurance Company ("NNIC"), are being "run off." Except for an immaterial amount of guaranteed renewable accident and health insurance business, these companies have not written any new business for retention since 1986. AFSG is accounted for as a discontinued operation under the liquidation basis of accounting, whereby future cash inflows and outflows are considered.

  In March 1997, North Atlantic Insurance Company, a group of international insurance companies previously affiliated with AFSG but sold in 1991, filed an application for voluntary liquidation in the United Kingdom. As a result, certain claims have been asserted against NNIC by insureds of North Atlantic. NNIC is defending these claims as well as pursuing related claims against third parties and North Atlantic.

  Effective September 30, 1999, the Wisconsin Office of the Commissioner of Insurance ordered NNIC to enter into a restructuring agreement with Armco Financial Services Corporation ("AFSC") and Armco Insurance Group, Inc. ("AIGI"). AIGI is the parent company of NNIC. AFSC is the parent company of AIGI and an indirect subsidiary of the Company. Pursuant to the restructuring agreement, AFSC and AIGI prepaid notes owed to NNIC and contributed certain collateral to NNIC in exchange for the termination and release of their obligations to NNIC. This order and restructuring agreement releases all of NNIC's direct and indirect parent companies from any obligation to provide further financial support to NNIC.

  Management continues to believe, based on current facts and circumstances and the opinions of outside counsel and advisors, that future charges, if any, resulting from the liquidation of AFSG, including matters related to the voluntary liquidation of North Atlantic, will not be material to the Company's financial condition, results of operations or cash flows.

                         AK STEEL HOLDING CORPORATION

                (dollars in millions, except per share amounts)

15. Consolidated Quarterly Sales and Earnings (Unaudited)

  Earnings per share for each quarter and the year are calculated individually may not add to the total for the year.

                                                      1998
                                  ---------------------------------------------
                                   First    Second   Third    Fourth
                                  Quarter  Quarter  Quarter  Quarter     Year
                                  -------- -------- -------- --------  --------
   Net sales..................... $1,009.0 $1,043.8 $  959.7 $1,017.2  $4,029.7
   Gross profit..................    191.2    205.9    178.7    233.5     809.3
   Income before cumulative
    effect.......................     43.8     58.3     30.1     63.6     195.8
     Basic earnings per share....     0.41     0.56     0.28     0.61      1.86
     Diluted earnings per share..     0.40     0.54     0.28     0.59      1.82
   Net income....................    177.7     58.3     30.1     63.6     329.7
     Basic earnings per share....     1.74     0.56     0.28     0.61      3.19
     Diluted earnings per share..     1.64     0.54     0.28     0.59      3.06
                                                      1999
                                  ---------------------------------------------
                                   First    Second   Third    Fourth
                                  Quarter  Quarter  Quarter  Quarter     Year
                                  -------- -------- -------- --------  --------
   Net sales..................... $1,024.3 $1,113.5 $1,055.5 $1,091.5  $4,284.8
   Gross profit..................    203.8    219.1    216.1    232.0     871.0
   Income (loss) before
    extraordinary loss...........     41.3     41.4      2.4     (6.3)     78.8
     Basic earnings per share....     0.39     0.38     0.00    (0.06)     0.69
     Diluted earnings per share..     0.38     0.38     0.00    (0.06)     0.69
   Net income (loss).............     39.6     29.7      2.4     (6.3)     65.4
     Basic earnings per share....     0.37     0.27     0.00    (0.06)     0.56
     Diluted earnings per share..     0.37     0.27     0.00    (0.06)     0.56

  As a result of the pooling of interests with Armco, 1998 and 1999 quarterly financial information was restated. Income before extraordinary loss and net income in the third quarter of 1999 differs by $3.9 from amounts previously reported due to the reallocation of pension and other postretirement benefit expense that resulted from the change in accounting related to the pooling of interests with Armco.

Item 9. Changes in and Disagreements with Accountants.

   None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

  Information with respect to the Company's Executive Officers is set forth in
Part I of this Annual Report pursuant to General Instruction G of Form 10-K. The information required to be furnished pursuant to this item with respect to Directors of the Company will be set forth under the caption "Election of Directors" in the Company's proxy statement (the "2000 Proxy Statement") to be furnished to stockholders in connection with the solicitation of proxies by the Company's Board of Directors for use at the Annual Meeting of Stockholders and is incorporated herein by reference.

                         AK STEEL HOLDING CORPORATION

                (dollars in millions, except per share amounts)

  The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement, and is incorporated herein by reference.

Item 11. Executive Compensation.

  The information required to be furnished pursuant to this item will be set forth under the caption "Executive Compensation" in the 2000 Proxy Statement, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  The information required to be furnished pursuant to this item will be set forth under the caption "Stock Ownership," in the 2000 Proxy Statement, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

  The information required to be furnished pursuant to this item will be set forth under the captions "Certain Relationships and Transactions" in the 2000 Proxy Statement, and is incorporated herein by reference. See also Note 11 of the Notes to Consolidated Financial Statements included in Item 8 hereof.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 10-K.

  (a) The list of financial statements filed as part of this report is submitted as a separate section, the index to which is located on page 18. Financial statement schedules are omitted because of the absence of the conditions under which they are required or because the information is set forth in the financial statements or notes thereto.

  (b) Reports on Form 8-K filed during the fourth quarter of 1999 were:

  Armco Acquisition Completed...................................... October 4
  Board of Directors Declares Common Stock Dividends............... October 6
  Modification of Senior Note Indentures........................... October 21
  Earnings Release................................................. October 22
  Offer to Repurchase Debt......................................... October 29
  October Financial Results........................................ November 16
  Three New Vice Presidents Named.................................. November 23
  76-Month Labor Agreement Ratified at Middletown Works............ December 8
  Dover, Ohio Plant to Close January 29, 2000...................... December 9
  Change-of-Control Repurchase Offer for Two Senior Notes
   Completed....................................................... December 9

  (c) Exhibits:

  List of exhibits begins on next page.

                               INDEX TO EXHIBITS

 Exhibit
 Number                                Description
 -------                               -----------
  3.1    Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on December 20, 1993, as amended
         (incorporated herein by reference to Exhibit 3.1.1 to the Company's
         Current Report on Form 8-K, as filed with the Commission on May 27,
         1998).
  3.2    By-laws of the Company (incorporated herein by reference to Exhibit
         3.2 to the Company's Registration Statement on Form S-1 (Registration
         No. 33-74432), as filed with the Commission on January 26, 1994).
  3.3    Certificate of Designations, Preferences, Rights and Limitations of
         Series A Junior Preferred Stock (included in Exhibit 10.16).
 *3.4    Certificate of Designations of Series B $3.625 Cumulative Convertible
         Preferred Stock.
  4.1    Indenture, dated as of October 1, 1992, relating to the Company's 9%
         Senior Notes Due 2007 (the "1992 Indenture") (incorporated herein by reference to Exhibit 4 to the Registration Statement of Armco Inc. on
         Form S-3 (Registration No. 33-51806), as filed with the Commission on
         September 9, 1992).
  4.2    Supplemental Indenture No. 2, dated as of September 1, 1997, to the
         1992 Indenture (incorporated herein by reference to Exhibit 4.4 to the
         Registration Statement of Armco Inc. on Form S-4 (Registration No.
         333-36691), as filed with the Commission on September 30, 1997).
  4.3    Supplemental Indenture No. 3, dated as of July 30, 1999, to the 1992
         Indenture (incorporated herein by reference to Exhibit 4.3 to the
         Company's Current Report on Form 8-K, as filed with the Commission on
         October 21, 1999).
  4.4    Supplemental Indenture No. 4, dated as of September 30, 1999, to the
         1992 Indenture (incorporated herein by reference to Exhibit 4.4 to the
         Company's Current Report on Form 8-K, as filed with the Commission on
         October 21, 1999).
  4.5    Supplemental Indenture No. 5, dated as of October 1, 1999, to the 1992
         Indenture (incorporated herein by reference to Exhibit 4.5 to the
         Company's Current Report on Form 8-K, as filed with the Commission on
         October 21, 1999).
  4.6    Indenture, dated as of November 1, 1993, relating to the Company's 8-
         7/8% Senior Notes Due 2008 (the "1993 Indenture") (incorporated herein by reference to Exhibit 4 to the Registration Statement of Armco Inc.
         on Form S-3 (Registration No. 33-50205), as filed with the Commission on September 9, 1993).
  4.7    Supplemental Indenture No. 2, dated as of December 15, 1998, to the
         1993 Indenture (incorporated herein by reference to Exhibit 4.3 to the
         Registration Statement of Armco Inc. on Form S-4 (Registration No.
         333-71203), as filed with the Commission on January 26, 1999).
  4.8    Supplemental Indenture No. 3, dated as of July 30, 1999, to the 1993
         Indenture (incorporated herein by reference to Exhibit 4.8 to the
         Company's Current Report on Form 8-K, as filed with the Commission on
         October 21, 1999).
  4.9    Supplemental Indenture No. 4, dated as of September 30, 1999, to the
         1993 Indenture (incorporated herein by reference to Exhibit 4.9 to the
         Company's Current Report on Form 8-K, as filed with the Commission on
         October 21, 1999).
  4.10   Supplemental Indenture No. 5, dated as of October 1, 1999, to the 1993
         Indenture (incorporated herein by reference to Exhibit 4.10 to the
         Company's Current Report on Form 8-K, as filed with the Commission on
         October 21, 1999).
  4.11   Indenture, dated as of December 17, 1996, relating to the Company's 9-
         1/8% Senior Notes Due 2006 (the "1996 Indenture") (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on
         Form S-4 (Registration No. 333-19781), as filed with the Commission on
         January 14, 1997).

 Exhibit
 Number                                Description
 -------                               -----------
  4.12   First Supplemental Indenture, dated as of August 6, 1999, to the 1996
         Indenture (incorporated herein by reference to Exhibit 4.11 to the
         Company's Current Report on Form 8-K, as filed with the Commission on
         October 21, 1999).
  4.13   Second Supplemental Indenture, dated as of October 1, 1999, to the
         1996 Indenture (incorporated herein by reference to Exhibit 4.12 to the Company's Current Report on Form 8-K, as filed with the Commission on October 21, 1999).
  4.14   Indenture, dated as of February 10, 1999, relating to the Company's 7-
         7/8% Senior Notes Due 2009 (the "1999 Indenture") (incorporated herein by reference to Exhibit 1 to the Company's Current Report on Form 8-K,
         as filed with the Commission on February 17, 1999).
  4.15   First Supplemental Indenture, dated as of August 6, 1999, to the 1999
         Indenture (incorporated herein by reference to Exhibit 4.13 to the
         Company's Current Report on Form 8-K, as filed with the Commission on
         October 21, 1999).
  4.16   Second Supplemental Indenture, dated as of October 1, 1999, to the
         1999 Indenture (incorporated herein by reference to Exhibit 4.14 to the Company's Current Report on Form 8-K, as filed with the Commission on October 21, 1999).
  4.17   Form of Note Purchase Agreement, dated as of December 17, 1996, relating to the Company's Senior Secured Notes, Series A-E, Due 2004
         (incorporated herein by reference to Exhibit 4.5 to the Company's
         Registration Statement on Form S-4 (Registration No. 333-19781), as
         filed with the Commission on January 14, 1997).
  4.18   Supplemental Agreement, dated as of July 28, 1999, amending the Note
         Purchase Agreements, dated as of December 17, 1996, relating to the
         Company's Senior Secured Notes, Series A-E, Due 2004 (incorporated herein by reference to Exhibit 4.15 to the Company's Current Report on
         Form 8-K, as filed with the Commission on October 21, 1999).
  4.19   Guarantee Agreement, dated as of September 30, 1999, by Douglas
         Dynamics, L.L.C. pursuant to the Note Purchase Agreements, dated as of
         December 17, 1996, as amended, relating to the Company's Senior
         Secured Notes, Series A-E, Due 2004 (incorporated herein by reference to Exhibit 4.16 to the Company's Current Report on Form 8-K, as filed with the Commission on October 21, 1999).
 10.1    Form of Executive Officer Severance Agreement (incorporated herein by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K
         for the year ended December 31, 1997).
 10.2    Form of Executive Officer Severance Agreement--Richard M. Wardrop, Jr.
         (incorporated herein by reference to Exhibit 10.5 to the Company's
         Annual Report on Form 10-K for the year ended December 31, 1997).
 10.3    Form of Executive Officer Severance Agreement--James L. Wareham
         (incorporated herein by reference to Exhibit 10.6 to the Company's
         Annual Report on Form 10-K for the year ended December 31, 1997).
 10.4    Annual Management Incentive Plan (incorporated herein by reference to
         Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
 10.5    Stock Incentive Plan (incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended
         December 31, 1998).
 10.6    Executive Minimum and Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.17 to the Company's Registration
         Statement on Form S-1 (Registration No. 33-83792), as filed with the
         Commission on September 8, 1994).
 10.7    Registration Rights Agreement, dated as of April 7, 1994, among the
         Company and certain subsidiaries of Kawasaki (incorporated herein by reference to Exhibit 10.19 to the Company's Registration Statement on
         Form S-1 (Registration No. 33-83792), as filed with the Commission on
         September 8, 1994).

 Exhibit
 Number                                Description
 -------                               -----------
 10.8    Receivables Purchase Agreement, dated as of December 1, 1994, between
         AK Steel and AK Acquisition Receivables Ltd., as successor to AK Steel
         Receivables, Inc. (incorporated herein by reference to Exhibit 10.23 to Amendment No. 1 to the Company's Registration Statement on Form S-1
         (Registration No. 33-86678), as filed with the Commission on January
         25, 1995).
 10.9    Purchase and Servicing Agreement, dated as of December 1, 1994, among
         AK Acquisition Receivables Ltd., as successor to AK Steel Receivables,
         Inc., AK Steel, the institutions from time to time party thereto and
         PNC Bank, Ohio, National Association (incorporated herein by reference to Exhibit 10.24 to Amendment No. 1 to the Company's Registration
         Statement on Form S-1 (Registration No. 33-86678), as filed with the
         Commission on January 25, 1995).
 10.10   Amendment No. 1, dated as of November 17, 1995, to the Purchase and
         Servicing Agreement, dated as of December 1, 1994, among AK Steel, AK
         Acquisition Receivables Ltd., as successor to AK Steel Receivables,
         Inc., the purchasers party thereto and PNC Bank, Ohio, National
         Association (incorporated herein by reference to Exhibit 10.11(a) to the Company's Registration Statement on Form S-4 (Registration No.
         333-19781), as filed with the Commission on January 14, 1997).
 10.11   Consent, Amendment and Assumption Agreement, dated as of December 31,
         1996, to the Receivables Purchase Agreement and the Purchase and
         Servicing Agreement, among the Company, AK Steel Receivables Inc., AK
         Acquisition Receivables Ltd., AKSR Investments, Inc., the purchasers party thereto and PNC Bank, Ohio, National Association (incorporated herein by reference to Exhibit 10.11(b) to the Company's Registration
         Statement on Form S-4 (Registration No. 333-19781), as filed with the
         Commission on January 14, 1997).
 10.12   Third Consent and Amendment Agreement, dated as of July 10, 1997, to the Purchase and Servicing Agreement, dated as of December 1, 1994, among AK Steel, AK Steel Receivables Ltd. and PNC Bank, Ohio, National
         Association (incorporated herein by reference to Exhibit 10.15 to the
         Company's Annual Report on Form 10-K for the year ended December 31,
         1997).
 10.13   Letter Agreement dated July 31, 1995, between the Company and Kawasaki
         (incorporated herein by reference to Exhibit 10 to Post-Effective
         Amendment No. 2 on Form S-3 to the Company's Registration Statement on
         Form S-1 (Registration No. 33-86678), as filed with the Commission on
         August 1, 1995).
 10.14   Deferred Compensation Plan for Management (incorporated herein by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K
         for the year ended December 31, 1995).
 10.15   Deferred Compensation Plan for Directors (incorporated herein by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K
         for the year ended December 31, 1995).
 10.16   Rights Agreement, dated as of January 23, 1996, between the Company and the Bank of New York as predecessor to Fifth Third Bank, as Rights
         Agent, with respect to the Company's Stockholder Rights Plan
         (incorporated by reference to Exhibit 1 to the Company's Registration
         Statement on Form 8-A under the Securities Exchange Act of 1934, as filed with the Commission on February 5, 1996).
 10.17   Substitution of The Fifth Third Bank as Successor Rights Agent and
         Amendment No. 1, dated September 15, 1997, to Rights Agreement dated as of January 23, 1996 (incorporated herein by reference to Exhibit
         4.1 to the Company's Current Report on Form 8-K, as filed with the
         Commission on September 15, 1997).
 10.18   Instrument of Resignation, Appointment and Acceptance, dated as of
         September 15, 1997, with respect to resignation of The Bank of New
         York as Trustee and the appointment of The Fifth Third Bank as
         Successor Trustee under the 1996 Indenture (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K,
         dated September 15, 1997).
 10.19   Long Term Performance Plan (incorporated herein by reference to
         Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

 Exhibit
 Number                                Description
 -------                               -----------

  10.20  First Amendment, dated July 17, 1997, to Executive Minimum and
         Supplemental Retirement Plan (incorporated herein by reference to
         Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).
  10.21  Second Amendment, dated September 18, 1997, to Executive Minimum and
         Supplemental Retirement Plan (incorporated herein by reference to
         Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).
 *11     Statement re: Computation of Per Share Earnings.
 *12     Statement re: Computation of Ratio of Earnings to Fixed Charges.
 *21     Subsidiaries of the Company.
 *23     Independent Auditors' consent.
 *27     Financial Data Schedule.

--------
* Filed herewith

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Middletown, State of Ohio, on February 24, 2000.

                                          AK Steel Holding Corporation

                                                 /s/ James L. Wainscott
                                          By: _________________________________
                                            James L. Wainscott
                                            Senior Vice President, Treasurer
                                            and Chief Financial Officer

  Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----


   /s/ Richard M. Wardrop, Jr.         Chairman of the Board and   February 24, 2000
______________________________________ Chief Executive Officer
       Richard M. Wardrop, Jr.


      /s/ James L. Wareham             President                   February 24, 2000
 ______________________________________
           James L. Wareham

      /s/ James L. Wainscott           Senior Vice President,      February 24, 2000
 ______________________________________ Treasurer and Chief
          James L. Wainscott           Financial Officer

      /s/ Donald B. Korade             Vice President and          February 24, 2000
 ______________________________________ Controller
           Donald B. Korade

          /s/ Allen Born               Director                    February 24, 2000
 ______________________________________
              Allen Born

       /s/ Donald V. Fites             Director                    February 24, 2000
 ______________________________________
           Donald V. Fites

       /s/ John A. Georges             Director                    February 24, 2000
 ______________________________________
           John A. Georges

      /s/ Dr. Bonnie G. Hill           Director                    February 24, 2000
 ______________________________________
          Dr. Bonnie G. Hill

      /s/ Robert H. Jenkins            Director                    February 24, 2000
______________________________________
          Robert H. Jenkins

              Signature                          Title                   Date
              ---------                          -----                   ----


      /s/ Lawrence A. Leser            Director                    February 24, 2000
______________________________________
          Lawrence A. Leser


       /s/ Daniel J. Meyer             Director                    February 24, 2000
 ______________________________________
           Daniel J. Meyer

      /s/ Robert E. Northam            Director                    February 24, 2000
 ______________________________________
          Robert E. Northam

         /s/ Cyrus Tang                Director                    February 24, 2000
 ______________________________________
              Cyrus Tang

    /s/ Dr. James A. Thomson           Director                    February 24, 2000
______________________________________
         Dr. James A. Thomson