Form 10-Q
period 2000-03-31
AK STEEL HOLDING CORP
filed 2000-05-09
CIK 918160

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For the quarter ended March 31, 2000                 Commission File No. 1-13696


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



                                              111,115,952 shares of common stock
                                              ----------------------------------
                                                      (as of May 5, 2000)

                          AK STEEL HOLDING CORPORATION

                                     INDEX



                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


       Condensed Consolidated Statements of Income -
          Three-Month Periods Ended March 31, 1999 and 2000                   2


       Condensed Consolidated Balance Sheets -
          December 31, 1999 and March 31, 2000                                3


       Condensed Consolidated Statements of Cash Flows -
          Three-Month Periods Ended March 31, 1999 and 2000                   4


       Notes to Condensed Consolidated Financial Statements                   5



Item 2.   Management's Discussion and Analysis of the
          Condensed Consolidated Financial Statements                         7



PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings                                                    8


Item 6.  Exhibits and Reports on Form 8-K                                     9


Signatures                                                                   10

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                          AK STEEL HOLDING CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in millions, except per share data)

                                                                 Three Months Ended
                                                                     March 31,
                                                                 ------------------
                                                                     1999      2000
                                                                 --------  --------
Net sales                                                        $1,024.3  $1,139.8

Cost of products sold                                               822.0     936.5
Selling and administrative expenses                                  73.6      64.9
Depreciation                                                         50.1      60.2
                                                                 --------  --------
Total operating costs                                               945.7   1,061.6

Operating profit                                                     78.6      78.2

Interest expense                                                     30.5      33.9
Other income                                                          4.7       0.4
                                                                 --------  --------

Income before income taxes                                           52.8      44.7

Income tax provision (Note 4)                                         9.5      18.2
Minority interest                                                     2.0        --
                                                                 --------  --------

Income before extraordinary loss                                     41.3      26.5

Extraordinary loss on retirement of debt, net of tax (Note 5)         1.7        --
                                                                 --------  --------

Net income                                                       $   39.6  $   26.5
                                                                 ========  ========


Earnings per share: (Note 2)
  Basic earnings per share:
     Income before extraordinary loss                            $   0.39  $   0.24
     Extraordinary loss on retirement of debt                        0.02        --
                                                                 --------  --------
     Net income                                                  $   0.37  $   0.24
                                                                 ========  ========

  Diluted earnings per share:
     Income before extraordinary loss                            $   0.38  $   0.24
     Extraordinary loss on retirement of debt                        0.02        --
                                                                 --------  --------
     Net income                                                  $   0.36  $   0.24
                                                                 ========  ========

Cash dividends per common share                                  $ 0 .125  $  0.125

Common shares and common share equivalents
 outstanding (weighted average in millions):
     For basic earnings per share                                   100.7     111.2
     For diluted earnings per share                                 108.2     111.3

___________
See notes to condensed consolidated financial statements

                          AK STEEL HOLDING CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in millions)

ASSETS                                                          December 31,   March 31,
                                                                    1999        2000
                                                                --------    --------
Current Assets:
  Cash and cash equivalents                                     $   54.4    $   56.9
  Accounts receivable                                              507.2       519.0
  Inventories (Note 3)                                             797.6       798.6
  Deferred tax asset                                                64.5        61.8
  Other current assets                                               8.8        10.7
                                                                --------    --------
     Total Current Assets                                        1,432.5     1,447.0
                                                                --------    --------

Property, Plant and Equipment                                    4,573.5     4,606.5
  Less accumulated depreciation                                  1,585.7     1,645.5
                                                                --------    --------
  Property, plant and equipment, net                             2,987.8     2,961.0
                                                                --------    --------

Other Assets
  AFSG Holdings, Inc. (Note 6)                                      85.6        85.6
  Other investments                                                 51.7        51.5
  Goodwill                                                         121.3       119.6
  Prepaid pension                                                  122.4       136.9
  Deferred tax asset                                               328.0       314.1
  Other                                                             72.2        66.3
                                                                --------    --------

TOTAL ASSETS                                                    $5,201.5    $5,182.0
                                                                ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                              $  496.0    $  479.1
  Accrued liabilities                                              297.3       269.3
  Current portion of long-term debt                                  5.9         5.9
  Current portion of postretirement benefit obligation              68.8        68.8
                                                                --------    --------
     Total Current Liabilities                                     868.0       823.1
                                                                --------    --------

Noncurrent Liabilities:
  Long-term debt                                                 1,451.0     1,450.8
  Postretirement benefit obligation                              1,390.7     1,392.4
  Other liabilities                                                214.0       220.4
                                                                --------    --------
     Total Noncurrent Liabilities                                3,055.7     3,063.6
                                                                --------    --------

TOTAL LIABILITIES                                                3,923.7     3,886.7
                                                                --------    --------

Stockholders' Equity:
  Preferred stock                                                   14.9        14.9
  Common stock, authorized 200,000,000 shares of
     $.01 par value each; issued 1999, 115,048,490
     shares, 2000, 115,736,151 shares; outstanding
     1999, 110,640,088 shares, 2000, 111,303,934 shares              1.2         1.2
  Additional paid-in capital                                     1,793.6     1,799.1
  Treasury stock, common shares at cost,
     1999, 4,408,402 shares; 2000, 4,432,217 shares                (80.2)      (80.5)
  Accumulated deficit                                             (450.0)     (437.7)
  Accumulated other comprehensive income (loss) (Note 7)            (1.7)       (1.7)
                                                                --------    --------
TOTAL STOCKHOLDERS' EQUITY                                       1,277.8     1,295.3
                                                                --------    --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $5,201.5    $5,182.0
                                                                ========    ========

See notes to condensed consolidated financial statements.

                          AK STEEL HOLDING CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in millions)

                                                Three Months Ended
                                                     March 31,
                                                -------------------
                                                   1999      2000
                                                   ----      ----

NET CASH FLOWS FROM OPERATING ACTIVITIES       $    58.1    $ 48.8

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital investments                               (90.2)   (33.4)
  Change in short-term investments                   (3.7)      --
  Other                                               3.9      0.6
                                                  -------   ------
  NET CASH FLOWS FROM INVESTING ACTIVITIES          (90.0)   (32.8)
                                                  -------   ------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock               --      1.6
  Proceeds from issuance of long-term debt          460.0       --
  Principal payments on long-term debt             (113.2)    (0.2)
  Common stock dividends paid                        (7.4)   (13.9)
  Preferred stock dividends paid                     (2.4)    (0.3)
  Purchase of common stock, held in treasury         (0.5)    (0.3)
  Underwriting discount and fees                     (9.8)      --
  Other                                               2.1     (0.4)
                                                  -------   ------
  NET CASH FLOWS FROM FINANCING ACTIVITIES          328.8    (13.5)
                                                  -------   ------


NET INCREASE IN CASH AND CASH EQUIVALENTS           296.9      2.5

Cash and cash equivalents, beginning of period      346.7     54.4
                                                  -------   ------
Cash and cash equivalents, end of period          $ 643.6   $ 56.9
                                                  =======   ======

Supplemental disclosure of cash flow information:
------------------------------------------------

Cash paid during the period for:
  Interest                                          $10.1    $24.7
  Interest capitalized                               (9.6)    (0.7)
  Income taxes                                        1.0      1.8

Supplemental schedule of non-cash investing and
 financing activities
  Issuance of restricted stock                      $ 6.6    $ 5.1

See notes to condensed consolidated financial statements.

                          AK STEEL HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)
--------------------------------------------------------------------------------


1.   Basis of Presentation
     In the opinion of the management of AK Steel Holding Corporation ("AK Holding") and AK Steel Corporation ("AK Steel", and together with AK Holding, the "Company"), the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2000, and the results of its operations and cash flows for the three-month periods ended March 31, 1999 and 2000. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of AK Holding for the year ended December 31, 1999.

     There is no summarized financial information included for AK Steel because there is no substantial difference in the operations of AK Steel and AK Holding and because the debt of AK Steel is fully and unconditionally guaranteed by AK Holding. AK Holding has no independent operations. Interim financial information for 1999 has been restated to reflect the merger of Armco Inc. with and into AK Steel effective September 30, 1999 and accounted for as a pooling of interests.

2.   Earnings Per Share

                                                              Three Months Ended
                                                                  March 31,
                                                                --------------
                                                                  1999    2000
                                                                ------  ------
     Income for calculation of basic earnings per share:
      Income before extraordinary loss                          $ 41.3  $ 26.5
      Less:  Preferred stock dividends                             2.5     0.3
                                                                ------  ------
      Income before extraordinary loss
        available to common stockholders                          38.8    26.2
      Extraordinary loss on retirement of debt                     1.7      --
                                                                ------  ------
      Net income available to common stockholders               $ 37.1  $ 26.2
                                                                ======  ======

     Common shares outstanding (weighted average in millions)    100.7   111.2
                                                                ======  ======

     Basic earnings per share:
      Income before extraordinary loss                          $ 0.39  $ 0.24
      Extraordinary loss on retirement of debt                    0.02      --
                                                                ------  ------
      Net income                                                $ 0.37  $ 0.24
                                                                ======  ======

     Income for calculation of diluted earnings per share:
      Income before extraordinary loss                          $ 41.3  $ 26.5
      Less:  Preferred stock dividends                              --     0.3
                                                                ------  ------
      Income before extraordinary loss
        available to common stockholders                          41.3    26.2
      Extraordinary loss on retirement of debt                     1.7      --
                                                                ------  ------
      Net income available to common stockholders               $ 39.6  $ 26.2
                                                                ======  ======

     Shares (weighted average in millions):
      Common shares outstanding                                  100.7   111.2
      Assumed conversion of preferred stock                        7.0      --
      Common stock options outstanding                             0.5     0.1
                                                                ------  ------
      Common shares outstanding as adjusted                      108.2   111.3
                                                                ======  ======

     Diluted earnings per share:
      Income before extraordinary loss                          $ 0.38  $ 0.24
      Extraordinary loss on retirement of debt                    0.02      --
                                                                ------  ------
      Net income                                                $ 0.36  $ 0.24
                                                                ======  ======

3.   Inventories
     Inventories are valued at the lower of cost or market. The cost of the majority of inventories is measured on the last in, first out (LIFO) method. Other inventories are measured principally at average cost.

                                                        December 31,   March 31,
                                                              1999        2000
                                                            ------      ------
     Finished and semi-finished                             $630.4      $653.9
     Raw materials                                           190.0       170.9
                                                            ------      ------
     Total cost                                              820.4       824.8
     Adjustment to state inventories at LIFO value           (22.8)      (26.2)
                                                            ------      ------
     Net inventories                                        $797.6      $798.6
                                                            ======      ======

4.   Taxes
     The book tax rate for 2000 is estimated to be 40%. The first quarter 1999 income tax provision includes an $11.6 recycling tax credit from the Commonwealth of Kentucky related to prior years.

5.   Extraordinary Loss on Early Retirement of Debt
     In the first three months of 1999, the Company recorded an extraordinary loss of $1.7, or $0.02 per share, related to the early redemption of Armco's 9-3/8% Senior Notes Due 2000.

6.   AFSG Holdings, Inc.
     In March 1997, North Atlantic Insurance Company, a group of international insurance companies previously affiliated with Armco's Financial Services Group but sold in 1991, filed an application for provisional liquidation in the United Kingdom. As a result, claims related to certain insurance policies assumed by North Atlantic were asserted by policyholders against Northwestern National Insurance Company ("NNIC"). NNIC, which is currently in runoff, is a subsidiary of AFSG Holdings, Inc. and an indirect subsidiary of the Company. On April 21, 2000, the U.S. Bankruptcy Court issued a permanent injunction prohibiting policyholders from asserting claims related to these policies against NNIC and directing that any such claims be made against the North Atlantic estate.

7.   Comprehensive Income
     For the three months ended March 31, 1999 and 2000, comprehensive income is as follows:

                                                              Three Months Ended
                                                                  March 31,
                                                                --------------
                                                                  1999    2000
                                                                 -----   -----
     Net income                                                  $39.6   $26.5
     Other comprehensive income, net of tax:
        Foreign currency translation adjustment                   (0.4)   (0.5)
        Unrealized gains/losses on securities:
           Unrealized holding gains arising during period          0.7     0.4
           Reclassification for losses included in net income        -     0.1
                                                                 -----   -----
     Comprehensive income                                        $39.9   $26.5
                                                                 =====   =====

8.   Segment Information
     The Company's Steel Operations consist of the production, finishing and sale of flat-rolled carbon, stainless and electrical steels. The Company's Other Operations include an industrial park, the production and sale of snowplow and ice control products, and the production and sale of steel pipe and tubular products. The following presents the results of the Company's Steel Operations and Other Operations.

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                                  1999      2000
                                                              --------  --------
     Net sales:
       Steel Operations                                       $  964.3  $1,072.4
       Other Operations                                           60.0      67.4
                                                              --------  --------
       Total net sales                                        $1,024.3  $1,139.8
                                                              ========  ========

     Operating profit:
       Steel Operations                                       $   76.0  $   75.7
       Other Operations                                            2.6       2.5
                                                              --------  --------
       Total operating profit                                 $   78.6  $   78.2
                                                              ========  ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(dollars in millions, except per share and per ton data)

Results of Operations
---------------------

For the three months ended March 31, 1999 and 2000, consolidated net sales totaled $1,024.3 and $1,139.8 on shipments of 1,638,000 tons and 1,604,000 tons, respectively. While shipments decreased 2% in the period-to-period comparison, the percentage of value-added products, including stainless and electrical steels, coated and cold-rolled carbon steels and tubular products, increased from 80% of total shipments in the first quarter 1999 to 89% in the most recent quarter.

Consolidated operating profit remained level, as the Company posted profits of $78.6 in the first quarter of 1999 and $78.2 in 2000. Higher costs for raw materials and purchased slabs and an $11.0 scheduled maintenance outage at the Middletown Works blast furnace were partially offset by the strong demand for value-added products. The Company recognized operating profit of $48 per ton in the first quarter of 1999, $59 per ton in the fourth quarter of 1999, and $49 per ton in the first quarter of 2000. The fourth quarter per ton amount excludes the effect of a special charge of $57.7 related to the merger with Armco Inc. Consolidated operating profit per ton is normally lower in the first quarter as a result of the seasonal drop in snowplow sales during the first three months of the year.

Interest expense totaled $33.9 for the first quarter of 2000, a decrease of $0.6 from the fourth quarter 1999, but $3.4 higher than the first quarter of 1999. The increase over last year's interest expense is primarily due to an $8.9 reduction in capitalized interest, partially offset by a decrease in debt outstanding during the respective periods.

In the first quarter of 1999, income tax provision included a Commonwealth of Kentucky recycling credit of $11.6 related to prior years.

Income before extraordinary loss totaled $41.3 and $26.5 for the first quarter of 1999 and 2000, respectively. The decrease was primarily due to higher interest and income tax expenses.

In the first three months of 1999, the Company incurred an extraordinary loss of $1.7, or $0.02 per share, due to the early redemption of Armco's 9-3/8% Senior Notes Due 2000.

Net income in the first three months of 2000 was $26.5, or $0.24 per share, compared to $39.6, or $0.37 per basic share ($0.36 per diluted share) in the first quarter of 1999.

The Company's Steel Operations produce and finish flat-rolled carbon, stainless and electrical steels for sale principally to the automotive, appliance, construction and manufacturing markets. The Company also sells these products to distributors and convertors. Steel Operations' shipments for the first quarter of 2000 totaled 1,518,000 tons, approximately equal to shipments in the fourth quarter 1999, but 3% lower than the first quarter 1999, primarily due to the shutdown of the Dover Works at the beginning of 2000.

Steel Operations net sales for the first quarter of 2000 totaled $1,072.4, an 11% increase over the first quarter of 1999. Steel Operations net sales increased, in spite of lower shipments, in large part due to an increase in value-added shipments to 88% of total steel shipments from 79% in the first three months of 1999.

The Steel Operations recorded an operating profit of $75.7, or $50 per ton, for the first quarter of 2000, versus $53 per ton in the fourth quarter last year and $49 per ton in the first quarter of 1999. The fourth quarter 1999 amount excludes the special charge of $57.7. Operating profit in the comparison of each of the first quarter periods remained virtually unchanged as the improved product mix was offset by higher costs for raw materials and purchased slabs, the Middletown Works blast furnace outage and the Mansfield labor dispute, which is estimated to have reduced operating income by approximately $7.0 in the first quarter of 2000. The effect of the labor dispute, if it continues, is not expected to be material to the Company's financial results in future quarters.

Due to continued strong market conditions, the Company announced on March 27, 2000 a four to six percent price increase on all 200-, 300- and 400-series flat-rolled stainless steel products. The increase is effective with shipments not otherwise covered under long-term price agreements beginning on April 3, 2000. In addition, the Company announced spot market price increases of $20 per ton on hot- and cold-rolled carbon steels and $25 per ton on all coated products effective with shipments on and after July 3, 2000.

Liquidity and Capital Resources
-------------------------------

The Company's liquidity needs are primarily for capital investments, working capital requirements, employee benefit obligations and interest on indebtedness. At March 31, 2000, the Company had $56.9 of cash and cash equivalents, as well as $220.5 available under its $300.0 Accounts Receivable Purchase Credit Facility. While there were no outstanding borrowings under the credit facility, $79.5 of the facility was used to support letters of credit.

Cash flow from operations generated $48.8 for the three months ended March 31, 2000. Income, excluding depreciation, amortization and other noncash items, of $90.1 was partially offset by a net increase in working capital. The working capital increase reflected higher accounts receivables and lower accrued liabilities, primarily related to annual incentive payments for hourly and salaried employees.

During the first three months of 2000, the Company expended almost $5.6, primarily for severance payments, related to the Armco merger. Payments related to the merger during the remainder of 2000 are expected to amount to less than $5.0.

Cash used in investing activities totaled $32.8. Capital investments amounted to $33.4, including $0.7 in capitalized interest. Capital investments for 2000 are expected to total approximately $175.0, which is to be paid out of existing cash balances and cash generated from operations.

Cash flows from financing activities used $13.5, primarily for dividends on common and preferred stock.

Share Repurchase Plan
---------------------

On April 25, 2000, the Company announced that its Board of Directors had approved a new plan authorizing the Company to repurchase, from time to time, up to $100.0 of its outstanding equity securities. At May 5, 2000, these securities consist of 111,115,952 shares of the Company's common stock and 305,931 shares of its Series B $3.625 cumulative convertible preferred stock. Payments to repurchase equity securities will be made out of existing cash balances and cash generated from operations.

Forward-Looking Statements
--------------------------

Certain statements made or incorporated by reference in this Form 10-Q, reflect management's estimates and beliefs and are intended to be, and are hereby identified as "forward-looking statements" for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. As discussed in its Form 10-K for the year ended December 31, 1999, the Company cautions readers that such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management. In addition to those noted in the statements themselves, these factors include, but are not limited to, the following: risks of a downturn in the general economy or in the highly cyclical steel industry; volatility in financial markets, which may affect invested pension plan assets and the calculation of benefit plan liabilities and expenses; changes in demand for the Company's products; unplanned plant outages, equipment failures or labor difficulties; actions by the Company's foreign and domestic competitors; unexpected outcomes of major litigation and contingencies; changes in United States trade policy and actions with respect to imports; disruptions in the supply of raw materials; actions by reinsurance companies with which AFSG does business, or foreign or domestic insurance regulators; and changes in application or scope of environmental regulations applicable to the Company.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On April 19, 2000, a purported class action was filed in the United States District Court for the Southern District of Ohio by Bernard Fidel against AK Steel Holding Corporation and certain of its directors and officers, alleging material misstatements and omissions in the Company's public disclosure about its business and operations. Since that date, one additional purported class action has been filed in the same court against the same defendants setting forth the same allegations as those set forth in the Fidel action. The defendants intend to vigorously defend these actions.

Item 6.  Exhibits and Reports on Form 8-K

A.   The following is an index of the exhibits included in this Form 10-Q:

            None

B.   Form 8-K

            Two new members elected to the Board of Directors   January 4, 2000

            Earnings Release                                    January 27, 2000

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the following duly authorized persons.



                              AK Steel Holding Corporation
                              ----------------------------
                              (Registrant)



Date      May 9, 2000           /s/  James L. Wainscott
     ----------------------     -----------------------
                                James L. Wainscott
                                Senior Vice President, Treasurer and Chief
                                Financial Officer



Date      May  9, 2000          /s/  Donald B. Korade
     ----------------------     ---------------------
                                Donald B. Korade
                                Vice President and Controller