Form 10-Q
period 2000-06-30
AK STEEL HOLDING CORP
filed 2000-07-27
CIK 918160

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



For the quarter ended June 30, 2000                  Commission File No. 1-13696


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


                                                Yes    X    No
                                                    -------    --------


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                                              109,652,441 shares of common stock
                                              ----------------------------------
                                                     (as of July 25, 2000)

                         AK STEEL HOLDING CORPORATION

                                     INDEX



                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


          Condensed Consolidated Statements of Income -
             Three- and Six-Month Periods Ended June 30, 1999 and 2000        2


          Condensed Consolidated Balance Sheets -
             December 31, 1999 and June 30, 2000                              3


          Condensed Consolidated Statements of Cash Flows -
             Six-Month Periods Ended June 30, 1999 and 2000                   4


          Notes to Condensed Consolidated Financial Statements                5



Item 2.   Management's Discussion and Analysis of the
             Condensed Consolidated Financial Statements                      7



PART II.  OTHER INFORMATION


Item 1.    Legal Proceedings                                                  9

Item 4.    Submission of Matters to a Vote of Security Holders               10

Item 6.    Exhibits and Reports on Form 8-K                                  10


Signatures                                                                   11

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                         AK STEEL HOLDING CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (dollars in millions, except per share data)

                                                                 Three Months Ended   Six Months Ended
                                                                      June 30,            June 30,
                                                                 ------------------  ------------------
                                                                   1999      2000      1999      2000
                                                                 --------  --------  --------  --------

Net sales                                                        $1,113.5  $1,226.1  $2,137.8  $2,365.9

Cost of products sold                                               896.0     982.4   1,718.0   1,918.9
Selling and administrative expenses                                  77.9      67.9     151.5     132.8
Depreciation                                                         50.3      60.2     100.4     120.4
                                                                 --------  --------  --------  --------
Total operating costs                                             1,024.2   1,110.5   1,969.9   2,172.1

Operating profit                                                     89.3     115.6     167.9     193.8

Interest expense                                                     29.5      34.3      60.0      68.2
Other income                                                          4.9       1.1       9.6       1.5
                                                                 --------  --------  --------  --------

Income before income taxes                                           64.7      82.4     117.5     127.1

Income tax provision (Note 4)                                        28.8      33.3      38.3      51.5
Minority interest                                                     2.0        --       4.0        --
                                                                 --------  --------  --------  --------

Income from continuing operations                                    33.9      49.1      75.2      75.6

Discontinued operations (Note 5)                                      7.5        --       7.5        --
                                                                 --------  --------  --------  --------

Income before extraordinary loss                                     41.4      49.1      82.7      75.6

Extraordinary loss on retirement of debt, net of tax (Note 6)        11.7        --      13.4        --
                                                                 --------  --------  --------  --------

Net income                                                       $   29.7  $   49.1  $   69.3  $   75.6
                                                                 ========  ========  ========  ========


Earnings per share: (Note 2)
  Basic earnings per share:
     Income from continuing operations                           $   0.31  $   0.44  $   0.70  $   0.68
     Discontinued operations                                         0.07        --      0.07        --
     Extraordinary loss on retirement of debt                        0.11        --      0.13        --
                                                                 --------  --------  --------  --------
     Net income                                                  $   0.27  $   0.44  $   0.64  $   0.68
                                                                 ========  ========  ========  ========

  Diluted earnings per share:
     Income from continuing operations                           $   0.31  $   0.44  $   0.69  $   0.68
     Discontinued operations                                         0.07        --      0.07        --
     Extraordinary loss on retirement of debt                        0.11        --      0.13        --
                                                                 --------  --------  --------  --------
     Net income                                                  $   0.27  $   0.44  $   0.63  $   0.68
                                                                 ========  ========  ========  ========

Cash dividends per common share                                  $ 0 .125  $  0.125  $ 0 . 25  $   0.25

Common shares and common share equivalents
 outstanding (weighted average in millions):
     For basic earnings per share                                   101.1     110.7     100.9     110.9
     For diluted earnings per share                                 101.8     111.5     108.5     111.7

___________
See notes to condensed consolidated financial statements

                         AK STEEL HOLDING CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in millions)

ASSETS                                                                           December 31,   June 30,
                                                                                    1999          2000
                                                                                 ------------   --------
Current Assets:
  Cash and cash equivalents                                                         $   54.4    $  141.5
  Accounts receivable                                                                  507.2       591.8
  Inventories (Note 3)                                                                 797.6       776.0
  Deferred tax asset                                                                    64.5        56.9
  Other current assets                                                                   8.8        18.8
                                                                                    --------    --------
     Total Current Assets                                                            1,432.5     1,585.0
                                                                                    --------    --------

Property, Plant and Equipment                                                        4,573.5     4,633.3
  Less accumulated depreciation                                                      1,585.7     1,701.9
                                                                                    --------    --------
  Property, plant and equipment, net                                                 2,987.8    2,931.4
                                                                                    --------    --------

Other Assets
  AFSG Holdings, Inc. (Note 7)                                                          85.6        85.6
  Other investments                                                                     51.7        50.9
  Goodwill                                                                             121.3       118.1
  Prepaid pension                                                                      122.4       148.1
  Deferred tax asset                                                                   328.0       289.2
  Other                                                                                 72.2        51.4
                                                                                    --------    --------

TOTAL ASSETS                                                                        $5,201.5    $5,259.7
                                                                                    ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                                  $  496.0    $  502.4
  Accrued liabilities                                                                  297.3       311.0
  Current portion of long-term debt                                                      5.9         3.3
  Current portion of pension and other postretirement benefit obligations               68.8        66.5
                                                                                    --------    --------
     Total Current Liabilities                                                         868.0       883.2
                                                                                    --------    --------

Noncurrent Liabilities:
  Long-term debt                                                                     1,451.0     1,450.6
  Postretirement benefit obligation                                                  1,390.7     1,394.7
  Other liabilities                                                                    214.0       220.4
                                                                                    --------    --------
     Total Noncurrent Liabilities                                                    3,055.7     3,065.7
                                                                                    --------    --------

TOTAL LIABILITIES                                                                    3,923.7     3,948.9
                                                                                    --------    --------

Stockholders' Equity:
  Preferred stock                                                                       14.9       12.5
  Common stock, authorized 200,000,000 shares of
     $.01 par value each; issued 1999, 115,048,490
     shares, 2000, 115,828,086 shares; outstanding
     1999, 110,640,088 shares, 2000, 109,656,473 shares                                  1.2         1.2
  Additional paid-in capital                                                         1,793.6     1,800.3
  Treasury stock, common shares at cost,
     1999, 4,408,402 shares; 2000, 6,171,613 shares                                    (80.2)      (98.2)
  Accumulated deficit                                                                 (450.0)     (402.5)
  Accumulated other comprehensive income (loss) (Note 8)                                (1.7)       (2.5)
                                                                                    --------    --------
TOTAL STOCKHOLDERS' EQUITY                                                           1,277.8     1,310.8
                                                                                    --------    --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $5,201.5    $5,259.7
                                                                                    ========    ========

___________
See notes to condensed consolidated financial statements.

                          AK STEEL HOLDING CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in millions)

                                                                               Six Months Ended
                                                                                  June 30,
                                                                               ----------------
                                                                                1999      2000
                                                                               -------   ------

NET CASH FLOWS FROM OPERATING ACTIVITIES                                       $ 148.6    $200.6

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital investments                                                           (170.1)   (65.3)
  Purchase of long-term investments                                               (0.1)    (1.4)
  Proceeds from the sale of assets and investments                                 5.8      4.1
  Change in short-term investments                                               (18.0)      --
  Other                                                                            0.7      0.1
                                                                               -------   ------
  NET CASH FLOWS FROM INVESTING ACTIVITIES                                      (181.7)   (62.5)
                                                                               -------   ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                           5.2      1.6
  Proceeds from issuance of long-term debt                                       460.0       --
  Principal payments on long-term debt                                          (440.9)    (2.9)
  Common stock dividends paid                                                    (14.8)   (27.8)
  Preferred stock dividends paid                                                  (4.8)    (0.5)
  Purchase of common stock, held in treasury                                      (1.2)   (18.0)
  Purchase of preferred stock                                                       --     (2.2)
  Underwriting discount and fees                                                 (10.3)      --
  Debt prepayment fees                                                           (13.1)      --
  Other                                                                           (1.2)    (1.2)
                                                                               -------   ------
  NET CASH FLOWS FROM FINANCING ACTIVITIES                                       (21.1)   (51.0)
                                                                               -------   ------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (54.2)    87.1

Cash and cash equivalents, beginning of period                                   346.7     54.4
                                                                               -------   ------
Cash and cash equivalents, end of period                                        $292.5   $141.5
                                                                               =======   ======
Supplemental disclosure of cash flow information:
------------------------------------------------

Cash paid during the period for:
  Interest, net of capitalized interest                                         $ 52.9   $ 63.7
  Income taxes                                                                     5.0      0.7

Supplemental schedule of non-cash investing and financing activities
  Issuance of restricted stock                                                  $ 11.0   $  6.0

___________
See notes to condensed consolidated financial statements.

                          AK STEEL HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)
--------------------------------------------------------------------------------

1.   Basis of Presentation

     In the opinion of the management of AK Steel Holding Corporation ("AK Holding") and AK Steel Corporation ("AK Steel", and together with AK Holding, the "Company"), the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2000, and the results of its operations for the three and six-month periods ended June 30, 1999 and 2000, and cash flows for the six-month periods ended June 30, 1999 and 2000. The results of operations for the six-month period ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of AK Holding for the year ended December 31, 1999.

     There is no summarized financial information included for AK Steel because there is no substantial difference in the operations of AK Steel and AK Holding and because the debt of AK Steel is fully and unconditionally guaranteed by AK Holding. AK Holding has no independent operations. Interim financial information for 1999 has been restated to reflect the merger of Armco Inc. with and into AK Steel, which was accounted for as a pooling of interests.

2.   Earnings Per Share

                                                              Three Months Ended  Six Months Ended
                                                                   June 30,           June 30,
                                                              ------------------  ----------------
                                                                 1999      2000     1999     2000
                                                                ------    ------   ------   ------
     Income for calculation of basic earnings per share:
      Income from continuing operations                         $ 33.9    $ 49.1   $ 75.2   $ 75.6
      Less:  Preferred stock dividends                             2.4       0.2      4.9      0.5
                                                                ------    ------   ------   ------
      Income from continuing operations
        available to common stockholders                          31.5      48.9     70.3     75.1
      Discontinued operations                                      7.5        --      7.5       --
      Extraordinary loss on retirement of debt                    11.7        --     13.4       --
                                                                ------    ------   ------   ------
      Net income available to common stockholders               $ 27.3    $ 48.9   $ 64.4   $ 75.1
                                                                ======    ======   ======   ======

     Weighted average common shares (in millions)                101.1     110.7    100.9    110.9
                                                                ======    ======   ======   ======

     Basic earnings per share:
      Income from continuing operations                         $ 0.31    $ 0.44   $ 0.70   $ 0.68
      Discontinued operations                                     0.07        --     0.07       --
      Extraordinary loss on retirement of debt                    0.11        --     0.13       --
                                                                ------    ------   ------   ------
      Net income                                                $ 0.27    $ 0.44   $ 0.64   $ 0.68
                                                                ======    ======   ======   ======

     Income for calculation of diluted earnings per share:
      Income from continuing operations                         $ 33.9    $ 49.1   $ 75.2   $ 75.6
      Less:  Preferred stock dividends                             2.4        --       --       --
                                                                ------    ------   ------   ------
      Income from continuing operations
        available to common stockholders                          31.5      49.1     75.2     75.6
      Discontinued operations                                      7.5        --      7.5       --
      Extraordinary loss on retirement of debt                    11.7        --     13.4       --
                                                                ------    ------   ------   ------
      Net income available to common stockholders               $ 27.3    $ 49.1   $ 69.3   $ 75.6
                                                                ======    ======   ======   ======

     Weighted average common shares (in millions)                101.1     110.7    100.9    110.9
      Assumed conversion of preferred stock                         --       0.7      7.0      0.7
      Common stock options outstanding                             0.7       0.1      0.6      0.1
                                                                ------    ------   ------   ------
      Common shares outstanding as adjusted                      101.8     111.5    108.5    111.7
                                                                ======    ======   ======   ======

     Diluted earnings per share:
      Income from continuing operations                         $ 0.31    $ 0.44   $ 0.69   $ 0.68
      Discontinued operations                                     0.07        --     0.07       --
      Extraordinary loss on retirement of debt                    0.11        --     0.13       --
                                                                ------    ------   ------   ------
      Net income                                                $ 0.27    $ 0.44   $ 0.63   $ 0.68
                                                                ======    ======   ======   ======

3.   Inventories

     Inventories are valued at the lower of cost or market. The cost of the majority of inventories is measured on the last in, first out (LIFO) method. Other inventories are measured principally at average cost.



                                                        December 31,   June 30,
                                                            1999         2000
                                                        ------------   --------
     Finished and semi-finished                             $630.4     $656.2
     Raw materials                                           190.0      153.3
                                                            ------     ------
     Total cost                                              820.4      809.5
     Adjustment to state inventories at LIFO value           (22.8)     (33.5)
                                                            ------     ------
     Net inventories                                        $797.6     $776.0
                                                            ======     ======

4.   Taxes
     The income tax provision for the six-month period ended June 30, 1999 includes an $11.6 recycling tax credit received from the Commonwealth of Kentucky in the first quarter of that year, but which related to prior years.

5.   Discontinued Operations
     Certain of Armco's former businesses included operations in foreign countries. At the time of their sale or closure, some of these operations had unresolved tax issues in those countries. Following consultation with local country advisors in 1999, Armco determined that it had resolved most of these issues and reversed a majority of the related reserves, recognizing income in discontinued operations of $7.5, or $0.07 per share in the three and six months ended June 30, 1999.

6.   Extraordinary Loss on Early Retirement of Debt
     In the three and six months ended June 30, 1999, the Company recorded extraordinary losses of $11.7, or $0.11 per share, and $13.4, or $0.13 per share, respectively, related to the early redemption of AK Steel's 10-3/4% Senior Notes Due 2004 and Armco's 9-3/8% Senior Notes Due 2000.

7.   AFSG Holdings, Inc.
     In March 1997, North Atlantic Insurance Company, a group of international insurance companies previously affiliated with Armco's Financial Services Group but sold in 1991, filed an application for provisional liquidation in the United Kingdom. As a result, claims related to certain insurance policies assumed by North Atlantic were asserted by policyholders against Northwestern National Insurance Company ("NNIC"). NNIC, which is currently in runoff, is a subsidiary of AFSG Holdings, Inc. and an indirect subsidiary of the Company. On April 21, 2000, the U.S. Bankruptcy Court issued a permanent injunction prohibiting policyholders from asserting claims related to these policies against NNIC and directing that any such claims be made against the North Atlantic estate.

8.   Comprehensive Income
     For the three and six months ended June 30, 1999 and 2000, comprehensive income is as follows:


                                                                   Three Months Ended    Six Months Ended
                                                                        June 30,             June 30,
                                                                  --------------------  ------------------
                                                                     1999       2000      1999      2000
                                                                     -----      -----     -----     -----
     Net income                                                      $29.7      $49.1     $69.3     $75.6
     Other comprehensive income, net of tax:
        Foreign currency translation adjustment                       (0.7)      (0.7)     (1.1)     (1.2)
        Unrealized gains/losses on securities:
           Unrealized holding gains (losses) arising in period         0.1         --      (0.1)      0.4
           Reclass (gains) losses included in net income              (0.1)        --      (0.4)      0.1
                                                                     -----      -----     -----     -----
     Comprehensive income                                            $29.0      $48.4     $67.7     $74.9
                                                                     =====      =====     =====     =====

9.   Segment Information

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



                                 Three Months Ended   Six Months Ended
                                      June 30,            June 30,
                                 ------------------  ------------------
     Net sales:                    1999      2000      1999      2000
                                 --------  --------  --------  --------
       Steel Operations          $1,039.1  $1,141.5  $2,003.4  $2,213.9
       Other Operations              74.4      84.6     134.4     152.0
                                 --------  --------  --------  --------
       Total net sales           $1,113.5  $1,226.1  $2,137.8  $2,365.9
                                 ========  ========  ========  ========

     Operating profit:             1999      2000      1999      2000
                                 --------  --------  --------  --------
       Steel Operations          $   79.1  $  105.7  $  155.1  $  181.4
       Other Operations              10.2       9.9      12.8      12.4
                                 --------  --------  --------  --------
       Total operating profit    $   89.3  $  115.6  $  167.9  $  193.8
                                 ========  ========  ========  ========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(dollars in millions, except per share and per ton data)

Results of Operations
---------------------

The Company's principal business focus is its Steel Operations, which currently consist of seven steelmaking and finishing facilities that produce flat-rolled carbon, stainless and electrical steel products that are sold primarily to the automotive, appliance, industrial machinery and equipment, and construction markets, as well as to distributors, service centers and converters. The Company also produces standard steel pipe and tubular products, as well as snowplows and ice control products for four-wheel drive light trucks, and operates an industrial park on the Houston, Texas, ship channel.

For the three months ended June 30, 2000, net sales were $1,226.1, an increase of 10.1% from the $1,113.5 reported for the corresponding period in 1999. Steel Operations contributed $1,141.5 to total net sales in the second quarter of 2000, compared to $1,039.1 for the 1999 period, an increase of 9.9%. These increases were due primarily to continued growth in the percentage of total shipments attributable to value-added products, consisting primarily of stainless and electrical steels and coated and cold-rolled carbon steels. For the three months ended June 30, 2000, value-added products comprised approximately 89% of total shipments, compared to 81% for the corresponding period of 1999. This improved product mix, which continued from the first quarter of 2000, was the primary cause of a nearly 11% increase in net sales for the six months ended June 30, 2000 to $2,365.9 from the $2,137.8 reported for the first six months of 1999.

Total steel shipments during the three months ended June 30, 2000, inclusive of tubular products, declined slightly to 1,710,000 tons from the 1,736,000 tons shipped in the second quarter of 1999, reflecting the Company's closure in January 2000 of a redundant galvanizing facility in Dover, Ohio, which had previously been operated by Armco and accounted for shipments of approximately 58,000 tons in the 1999 period. Total shipments for the first half of 2000 were 3,314,000 tons, compared to 3,374,000 tons for the corresponding 1999 period, with the decline also being attributable to the effects of the closure of the Dover facility.

Operating profit for the three months ended June 30, 2000, totaled $115.6, or $68 per ton shipped, an increase of 29% from the $89.3, or $51 per ton, reported for the same period in 1999, due primarily to the benefits of the increased shipments of value-added products, which carry higher margins. Substantially higher costs in comparison to 1999 for steel scrap, purchased carbon steel slabs and, most particularly, natural gas in the second quarter of 2000 were partly offset by higher than expected merger synergies, which totaled nearly $21.0, and other cost savings through more efficient utilization of production facilities. For the first half of 2000, operating profit was $193.8, or $58 per ton, compared to $167.9, or $50 per ton, for the first six months of 1999, reflecting the benefits of approximately $39.0 of merger synergies and the enhanced product mix. These benefits were partially offset by higher costs for scrap, purchased slabs and natural gas, an $11.0 scheduled maintenance outage at the Company's Middletown Works blast furnace during the first quarter of 2000 and $7.0 of excess costs during that quarter as a result of the labor dispute at the Company's Mansfield Works. Although that dispute is continuing, no such excess costs were incurred in the second quarter.

Interest expense for the three months ended June 30, 2000 increased by $4.8, or approximately 16.3%, over the corresponding 1999 period, due primarily to a $5.1 reduction in the amount of interest that the Company was permitted to capitalize in the 2000 period as a result of the completion of construction of its Rockport Works in the second half of 1999. For the six months ended June 30, 2000, a $14.0 reduction in capitalized interest was the principal reason for an $8.2 increase in interest expense compared to the first half of 1999. Other income, consisting primarily of interest earned on cash balances, declined in both the second quarter and first half of 2000, due to lower average cash balances during those periods compared to the corresponding periods in 1999.

The book tax rate for 2000 is estimated to be 40%, while the projected cash tax rate is only 4%. The difference primarily represents changes in the deferred tax asset for use of the net operating losses, payments on previously accrued retirement benefits and accelerated tax depreciation over book. The income tax provision for the six-month period ended June 30, 1999 includes an $11.6 recycling tax credit received from the Commonwealth of Kentucky in the first quarter of that year, but which related to prior years.

Income from continuing operations for the three months ended June 30, 2000 increased 44.8% to $49.1 from the $33.9 reported for the corresponding period of 1999, reflecting the substantial increase in operating profit during the 2000 period, offset in part by higher interest expense, the decline in other income and an increased provision for income taxes. However, because operating profit for the first quarter of 2000 was slightly below that for the corresponding quarter of 1999, the increased net interest expense and provision for income taxes during the six months ended June 30, 2000 resulted in income from continuing operations for that period of $75.6 only slightly higher than the $75.2 reported for the corresponding period of 1999.

Net income for the three months ended June 30, 2000, which increased by 65.3% to $49.1, compared to the $29.7 reported for the corresponding period of 1999, reflected the benefits of the substantial increase in income from continuing operations during the 2000 period as well as the fact that net income for the 1999 period was adversely affected by a $11.7 extraordinary loss on early retirement of debt (as described in Note 6), which was offset in part, however, by $7.5 of income from discontinued operations (as described in Note 5). The same factors contributed, although to a lesser degree, to the increase in net income for the first six months of 2000 to $75.6, compared to $69.3 for the first half of 1999.

Outlook
-------

Due to the normal automotive industry maintenance shutdowns and some softening in spot market demand, the Company expects third quarter shipments to be slightly lower than those in the second quarter, although the percentage of total shipments attributable to value-added products is expected to remain relatively constant. Although scrap and slab prices appear to have stabilized, natural gas prices have been rising sharply and, unless offset by other cost savings, will adversely affect future financial results. The Company has no maintenance outages planned for the third quarter, but has scheduled a seven-day outage in the fourth quarter for maintenance and upgrading of melt facilities at its Butler Works.

Liquidity and Capital Resources
-------------------------------

The Company's liquidity needs are primarily for capital investments, working capital, employee benefit obligations and interest on outstanding indebtedness. At June 30, 2000, the Company had $141.5 of cash and cash equivalents, as well as $218.6 available for borrowings under its $300.0 Accounts Receivable Purchase Credit Facility. At that date, there were no outstanding borrowings under the credit facility and availability was affected solely by outstanding letters of credit.

Cash flow from operations generated $200.6 for the six months ended June 30, 2000. Income, excluding depreciation and amortization and other noncash items, of $250.5 was partially offset by a net increase in working capital. The working capital increase reflected higher accounts receivables balances, primarily related to increased second quarter sales volume, compared to the fourth quarter of 1999.

During the first six months of 2000, the Company expended $7.0 of cash to fund expenses related to the Armco merger. Cash expenditures related to the merger during the remainder of 2000 are not expected to exceed $5.0.

During the six months ended June 30, 2000, cash used in investing activities totaled $62.5. Capital expenditures were $65.3, including $1.2 in capitalized interest. Capital investments for the full year of 2000 are expected to total approximately $165.0 to $175.0 and will be funded by existing cash balances and cash generated from operations.

During the six months ended June 30, 2000, cash flows from financing activities used $51.0, including $28.3 for dividends on common and preferred stock and $19.5 for the purchase of common and preferred stock under the Company's share repurchase plan.

Share Repurchase Plan
---------------------

On April 25, 2000, the Company announced that its Board of Directors had authorized the Company to repurchase, from time to time, up to $100.0 of its outstanding equity securities. As of June 30, 2000, the Company had purchased 1,702,500 shares of its common stock and 48,450 shares of its convertible preferred stock pursuant to this authorization. Those purchases were, and future purchases will be, funded by existing cash balances and cash generated from operations.

New Accounting Standards
------------------------

In 1998, The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company intends to adopt the new standard when required in 2001. At present, the Company does not expect that SFAS No. 133 will have a material effect on its financial statements.

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. The Company will adopt SAB No. 101 when required in the fourth quarter of 2000. At present, the Company does not expect that SAB No. 101 will have a material effect on its financial statements.

Forward-Looking Statements
--------------------------

Certain statements made or incorporated by reference in this Form 10-Q, reflect management's estimates and beliefs and are intended to be, and are hereby identified as "forward-looking statements" for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. As discussed in its Form 10-K for the year ended December 31, 1999, the Company cautions readers that such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management. In addition to those noted in the statements themselves, these factors include, but are not limited to, the following: risks of a downturn in the general economy or in the highly cyclical steel industry; volatility in financial markets, which may affect invested pension plan assets and the calculation of benefit plan liabilities and expenses; changes in demand for the Company's products; unplanned plant outages, equipment failures or labor difficulties; actions by the Company's foreign and domestic competitors; unexpected outcomes of major litigation and contingencies; changes in United States trade policy and actions with respect to imports; unanticipated increases in prices for, or disruptions in the supply of, raw materials, supplies or utilities; actions by reinsurance companies with which AFSG does business, or foreign or domestic insurance regulators; and changes in application or scope of environmental regulations applicable to the Company.


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

The Kentucky Natural Resources and Environmental Protection Cabinet instituted an administrative proceeding against AK Steel in November 1993, alleging certain regulatory violations. On June 28, 2000, AK Steel and the Kentucky Natural Resources and Environmental Protection Cabinet reached a settlement concluding this matter.

Subsequent to a multi-media inspection of AK Steel's Middletown Works during the fall of 1996, the U. S. Environmental Protection Agency ("USEPA") Region V notified AK Steel that legal proceedings had been initiated alleging violations of Clean Air Act and Clean Water Act regulations. On June 29, 2000, USEPA filed a complaint against AK Steel in the U. S. District Court for the Southern District of Ohio, for alleged violations of the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act. On the same date, AK Steel filed a Verified Complaint for Declaratory and Injunctive Relief in the Court of Common Pleas for Butler County, Ohio against the State of Ohio and the Ohio Environmental Protection Agency ("OEPA") seeking a declaration that (a) AK Steel is in compliance with its operating permits for the blast furnace and basic oxygen furnaces at its Middletown Works, which would preclude the State of Ohio and the OEPA from taking any action to order or enforce obligations on AK Steel with respect to those facilities, and (b) that any emissions from the Middletown Works do not cause, or otherwise contribute to, a public nuisance. On June 30, 2000, the State of Ohio moved to intervene in the USEPA action.

On June 7, 2000, USEPA Region III issued to AK Steel's Butler Works an Emergency Order ("Order") pursuant to the Safe Drinking Water Act, concerning discharge of nitrate/nitrite compounds to the Connoquenessing Creek, an occasional water source for the Borough of Zelienople. The Order was issued without any prior notice to AK Steel. On June 9, 2000, AK Steel filed a Petition for Review and a Motion for Emergency Stay with the Sixth Circuit Court of Appeals. On June 13, 2000, the Sixth Circuit issued an order denying AK Steel's Motion for Emergency Stay. AK Steel and USEPA Region III are currently engaged in discussions in an effort to reach a settlement of this matter.

In January 1996, an action was filed in the Court of Common Pleas of Butler County, Ohio on behalf of four named plaintiffs who purport to represent a class of plaintiffs consisting of all hourly employees at AK Steel's Middletown Works and all hourly employees of independent contractors working at the facility since June 1992. The plaintiffs alleged negligence and intentional tort, and sought compensatory and punitive damages in an unspecified amount for alleged dangerous working conditions at the Middletown Works. In March 1997, the court granted plaintiffs' motion to certify a class. On May 8, 2000, on motion by AK Steel, the court vacated the class certification. The plaintiffs did not appeal the order vacating class certification and the cases will proceed, if at all, as separate individual actions.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on May 15, 2000. The sole item of business at the meeting was the election of directors. All nine nominees were elected. The following sets forth the voting results:


                                                  For           Vote Withheld
                                                  ---           -------------
             Allen Born                        93,127,505          2,496,489
             Donald V. Fites                   95,034,237            589,757
             John A. Georges                   95,044,357            579,637
             Dr. Bonnie G. Hill                94,990,849            633,145
             Robert H. Jenkins                 95,056,195            567,799
             Lawrence A. Leser                 95,037,763            586,231
             Daniel J. Meyer                   95,013,755            610,239
             Dr. James A. Thomson              95,052,254            571,740
             Richard M. Wardrop, Jr.           94,975,738            648,256

Item 6.  Exhibits and Reports on Form 8-K

         A.  Exhibits. None.
             ---------

         B.  Reports on Form 8-K.
             --------------------

                       Item Reported                            Date
                       -------------                            ----
         Announcement of introduction of a durable
         antimicrobial coating for stainless steel          May 24, 2000

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the following duly authorized persons.



                                      AK Steel Holding Corporation
                                      ------------------------------------------
                                      (Registrant)



Date  July 27, 2000                   /s/  James L. Wainscott
      ----------------------------    ------------------------------------------
                                      James L. Wainscott
                                      Senior Vice President, Treasurer and Chief
                                      Financial Officer



Date  July 27, 2000                   /s/  Donald B. Korade
      ----------------------------    ------------------------------------------
                                      Donald B. Korade
                                      Vice President and Controller