Form 10-Q
period 2000-09-30
AK STEEL HOLDING CORP
filed 2000-10-26
CIK 918160

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For the quarter ended September 30, 2000          Commission File No. 1-13696


                          AK STEEL HOLDING CORPORATION
             (Exact name of registrant as specified in its charter)


                   Delaware                               31-1401455
          (State or other jurisdiction                 (I.R.S. Employer
          of incorporation or organization)            Identification No.)




        703 Curtis Street, Middletown, Ohio                    45043
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


                                                Yes    X    No _______
                                                    -------


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                                           107,643,872 shares of common stock
                                           ----------------------------------
                                                (as of October 25 ,2000)

                          AK STEEL HOLDING CORPORATION

                                     INDEX



                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


       Condensed Consolidated Statements of Income -
          Three- and Nine-Month Periods Ended September 30, 1999 and 2000    1


       Condensed Consolidated Balance Sheets -
          December 31, 1999 and September 30, 2000                           2


       Condensed Consolidated Statements of Cash Flows -
          Nine-Month Periods Ended September 30, 1999 and 2000               3


       Notes to Condensed Consolidated Financial Statements                  4



Item 2.   Management's Discussion and Analysis of the
          Condensed Consolidated Financial Statements                        6



PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings                                                   8

Item 6.  Exhibits and Reports on Form 8-K                                    8


Signatures                                                                   9

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                          AK STEEL HOLDING CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in millions, except per share data)

                                                                 Three Months Ended   Nine Months Ended
                                                                   September 30,        September 30,
                                                                 ------------------  -------------------
                                                                     1999      2000       1999      2000
                                                                 --------  --------   --------  --------

Net sales                                                        $1,055.5  $1,116.1   $3,193.3  $3,482.0

Cost of products sold                                               841.0     894.8    2,559.0   2,813.7
Selling and administrative expenses                                  77.2      65.6      228.7     198.4
Depreciation                                                         54.9      57.6      155.3     178.0
Special charge (Note 4)                                              42.0        --       42.0        --
                                                                 --------  --------   --------  --------
Total operating costs                                             1,015.1   1,018.0    2,985.0   3,190.1

Operating profit                                                     40.4      98.1      208.3     291.9

Interest expense                                                     29.2      34.0       89.2     102.2
Other income                                                          8.9       2.0       18.5       3.5
                                                                 --------  --------   --------  --------

Income before income taxes                                           20.1      66.1      137.6     193.2

Income tax provision (Note 5)                                        15.0      24.8       53.3      76.3
Minority interest                                                     2.7        --        6.7        --
                                                                 --------  --------   --------  --------

Income from continuing operations                                     2.4      41.3       77.6     116.9

Discontinued operations (Note 6)                                       --        --        7.5        --
                                                                 --------  --------   --------  --------

Income before extraordinary loss                                      2.4      41.3       85.1     116.9

Extraordinary loss on retirement of debt, net of tax (Note 7)          --        --       13.4        --
                                                                 --------  --------   --------  --------

Net income                                                       $    2.4  $   41.3   $   71.7  $  116.9
                                                                 ========  ========   ========  ========


Earnings per share: (Note 2)
  Basic earnings per share:
     Income from continuing operations                           $     --  $   0.38   $   0.70  $   1.05
     Discontinued operations                                           --        --       0.07        --
     Extraordinary loss on retirement of debt                          --        --       0.13        --
                                                                 --------  --------   --------  --------
     Net income                                                  $     --  $   0.38   $   0.64  $   1.05
                                                                 ========  ========   ========  ========

  Diluted earnings per share:
     Income from continuing operations                           $     --  $   0.38   $   0.69  $   1.05
     Discontinued operations                                           --        --       0.07        --
     Extraordinary loss on retirement of debt                          --        --       0.13        --
                                                                 --------  --------   --------  --------
     Net income                                                  $     --  $   0.38   $   0.63  $   1.05
                                                                 ========  ========   ========  ========

Cash dividends per common share                                  $ 0 .125  $  0.125   $0 . 375  $  0.375

Common shares and common share equivalents
 outstanding (weighted average in millions):
     For basic earnings per share                                   101.2     108.7      101.0     110.1
     For diluted earnings per share                                 101.8     109.4      101.6     110.9

___________
See notes to condensed consolidated financial statements

                          AK STEEL HOLDING CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in millions)

                                  ASSETS                                     December 31,   September 30,
                                                                                     1999            2000
                                                                                 --------        --------
Current Assets:
  Cash and cash equivalents                                                      $   54.4        $  147.3
  Accounts receivable                                                               507.2           590.7
  Inventories (Note 3)                                                              797.6           855.2
  Deferred tax asset                                                                 64.5            79.0
  Other current assets                                                                8.8            16.9
                                                                                 --------        --------
     Total Current Assets                                                         1,432.5         1,689.1
                                                                                 --------        --------

Property, Plant and Equipment                                                     4,573.5         4,646.7
  Less accumulated depreciation                                                   1,585.7         1,749.6
                                                                                 --------        --------
  Property, plant and equipment, net                                              2,987.8         2,897.1
                                                                                 --------        --------

Other Assets:
  AFSG Holdings, Inc. (Note 8)                                                       85.6            85.6
  Other investments                                                                  51.7            66.5
  Goodwill                                                                          121.3           116.6
  Prepaid pension                                                                   122.4           161.4
  Deferred tax asset                                                                328.0           241.2
  Other                                                                              72.2            55.8
                                                                                 --------        --------

TOTAL ASSETS                                                                     $5,201.5        $5,313.3
                                                                                 ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                               $  496.0        $  536.3
  Accrued liabilities                                                               297.3           311.6
  Current portion of long-term debt                                                   5.9             3.3
  Current portion of pension and other postretirement benefit obligations            68.8            66.5
                                                                                 --------        --------
     Total Current Liabilities                                                      868.0           917.7
                                                                                 --------        --------

Noncurrent Liabilities:
  Long-term debt                                                                  1,451.0         1,450.3
  Other postretirement benefit obligations                                        1,390.7         1,396.9
  Other liabilities                                                                 214.0           229.5
                                                                                 --------        --------
     Total Noncurrent Liabilities                                                 3,055.7         3,076.7
                                                                                 --------        --------

TOTAL LIABILITIES                                                                 3,923.7         3,994.4
                                                                                 --------        --------

Stockholders' Equity:
  Preferred stock                                                                    14.9            12.5
  Common stock, authorized 200,000,000 shares of
     $.01 par value each; issued 1999, 115,048,490
     shares, 2000, 115,824,359 shares; outstanding
     1999, 110,640,088 shares, 2000, 107,642,577 shares                               1.2             1.2
  Additional paid-in capital                                                      1,793.6         1,801.5
  Treasury stock, common shares at cost,
     1999, 4,408,402 shares; 2000, 8,181,782 shares                                 (80.2)         (119.3)
  Accumulated deficit                                                              (450.0)         (375.2)
  Accumulated other comprehensive income (loss) (Note 9)                             (1.7)           (1.8)
                                                                                 --------        --------
TOTAL STOCKHOLDERS' EQUITY                                                        1,277.8         1,318.9
                                                                                 --------        --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $5,201.5        $5,313.3
                                                                                 ========        ========

See notes to condensed consolidated financial statements.

                          AK STEEL HOLDING CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in millions)
                                                         Nine Months Ended
                                                            September 30,
                                                    ---------------------------
                                                           1999      2000
                                                           ----      ----


NET CASH FLOWS FROM OPERATING ACTIVITIES                $   199.4   $279.1


CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital investments                                      (253.4)   (88.5)
  Purchase of long-term investments                          (0.2)   (16.4)
  Proceeds from the sale of assets and investments            6.3      5.7
  Change in short-term investments                          (66.7)      --
  Other                                                       1.0     (0.5)
                                                          -------   ------
  NET CASH FLOWS FROM INVESTING ACTIVITIES                 (313.0)   (99.7)
                                                          -------   ------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                      5.6      1.6
  Proceeds from sale of common stock, held in treasury        8.0       --
  Increase in notes payable                                  38.0       --
  Proceeds from issuance of long-term debt                  460.0       --
  Principal payments on long-term debt                     (441.1)    (3.2)
  Common stock dividends paid                               (22.3)   (41.5)
  Preferred stock dividends paid                             (7.3)    (0.7)
  Purchase of common stock, held in treasury                 (1.5)   (39.1)
  Purchase of preferred stock                                  --     (2.2)
  Conversion of preferred stock                            (117.9)      --
  Underwriting discount and fees                            (11.0)      --
  Debt prepayment fees                                      (13.1)      --
  Other                                                      (1.2)    (1.4)
                                                          -------   ------
  NET CASH FLOWS FROM FINANCING ACTIVITIES                 (103.8)   (86.5)
                                                          -------   ------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (217.4)    92.9

Cash and cash equivalents, beginning of period              346.7     54.4
                                                          -------   ------
Cash and cash equivalents, end of period                  $ 129.3   $147.3
                                                          =======   ======


Supplemental disclosure of cash flow information:
------------------------------------------------

Cash paid during the period for:
  Interest, net of capitalized interest                     $73.2    $88.2
  Income taxes                                                6.3      4.2

Supplemental disclosure of non-cash investing
and financing activities
  Issuance of restricted stock                              $10.8    $ 6.0

See notes to condensed consolidated financial statements.

                          AK STEEL HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)
--------------------------------------------

1.   Basis of Presentation

     In the opinion of the management of AK Steel Holding Corporation ("AK Holding") and AK Steel Corporation ("AK Steel", and together with AK Holding, the "Company"), the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2000, and the results of its operations for the three and nine-month periods ended September 30, 1999 and 2000, and cash flows for the nine-month period ended September 30, 1999 and 2000. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of AK Holding for the year ended December 31, 1999.

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

2.   Earnings Per Share

                                                              Three Months Ended  Nine Months Ended
                                                                September 30,       September 30,
                                                              ------------------  -----------------
                                                                  1999      2000      1999     2000
                                                                ------    ------    ------   ------
     Income for calculation of basic earnings per share:
      Income from continuing operations                         $  2.4    $ 41.3    $ 77.6   $116.9
      Less:  Preferred stock dividends                             2.4       0.2       7.3      0.7
                                                                ------    ------    ------   ------
      Income from continuing operations
        available to common stockholders                            --      41.1      70.3    116.2
      Discontinued operations                                       --        --       7.5       --
      Extraordinary loss on retirement of debt                      --        --      13.4       --
                                                                ------    ------    ------   ------
      Net income available to common stockholders               $   --    $ 41.1    $ 64.4   $116.2
                                                                ======    ======    ======   ======

     Weighted average common shares (in millions)                101.2     108.7     101.0    110.1
                                                                ======    ======    ======   ======

     Basic earnings per share:
      Income from continuing operations                         $   --    $ 0.38    $ 0.70   $ 1.05
      Discontinued operations                                       --        --      0.07       --
      Extraordinary loss on retirement of debt                      --        --      0.13       --
                                                                ------    ------    ------   ------
      Net income                                                $   --    $ 0.38    $ 0.64   $ 1.05
                                                                ======    ======    ======   ======

     Income for calculation of diluted earnings per share:
      Income from continuing operations                         $  2.4    $ 41.3    $ 77.6   $116.9
      Less:  Preferred stock dividends                             2.4        --       7.3       --
                                                                ------    ------    ------   ------
      Income from continuing operations
        available to common stockholders                            --      41.3      70.3    116.9
      Discontinued operations                                       --        --       7.5       --
      Extraordinary loss on retirement of debt                      --        --      13.4       --
                                                                ------    ------    ------   ------
      Net income available to common stockholders               $   --    $ 41.3    $ 64.4   $116.9
                                                                ======    ======    ======   ======

     Weighted average common shares (in millions)                101.2     108.7     101.0    110.1
      Assumed conversion of preferred stock                         --       0.7        --      0.7
      Common stock options outstanding                             0.6        --       0.6      0.1
                                                                ------    ------    ------   ------
      Common shares outstanding as adjusted                      101.8     109.4     101.6    110.9
                                                                ======    ======    ======   ======

     Diluted earnings per share:
      Income from continuing operations                         $   --    $ 0.38    $ 0.69   $ 1.05
      Discontinued operations                                       --        --      0.07       --
      Extraordinary loss on retirement of debt                      --        --      0.13       --
                                                                ------    ------    ------   ------
      Net income                                                $   --    $ 0.38    $ 0.63   $ 1.05
                                                                ======    ======    ======   ======

3.   Inventories

     Inventories are valued at the lower of cost or market. The cost of the majority of inventories is measured on the last in, first out (LIFO) method. Other inventories are measured principally at average cost.

                                                    December 31,   September 30,
                                                        1999            2000
                                                       ------          ------
     Finished and semi-finished                        $630.4          $732.4
     Raw materials                                      190.0           164.4
                                                       ------          ------
     Total cost                                         820.4           896.8
     Adjustment to state inventories at LIFO value      (22.8)          (41.6)
                                                       ------          ------
     Net inventories                                   $797.6          $855.2
                                                       ======          ======

4.  Special Charge

     In the third quarter of 1999, the Company recognized a $42.0 special charge for costs related to the merger with Armco Inc. Included in the special charge were $26.0 of expenses incurred for banking, legal, accounting and other transaction fees, and $16.0 for certain required payments under the change-of-control provisions contained in Armco's benefit plans. Cash payments related to this special charge were made primarily in the fourth quarter of 1999.

5.   Taxes
     The income tax provision for the nine-month period ended September 30, 1999 includes an $11.6 recycling tax credit received from the Commonwealth of Kentucky in the first quarter of that year, but which related to prior years.

6.   Discontinued Operations

     Certain of Armco's former businesses included operations in foreign countries. At the time of their sale or closure, some of these operations had unresolved tax issues in those countries. Following consultation with local country advisors in 1999, Armco determined that it had resolved most of these issues and in the second quarter of 1999 reversed a majority of the related reserves, recognizing income in discontinued operations of $7.5, or $0.07 per share in the nine months ended September 30, 1999.

7.   Extraordinary Loss on Early Retirement of Debt

     In the nine months ended September 30, 1999, the Company recorded extraordinary losses of $13.4, or $0.13 per share related to the early redemption of AK Steel's 10-3/4% Senior Notes Due 2004 and Armco's 9-3/8% Senior Notes Due 2000.

8.   AFSG Holdings, Inc.

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

9.   Comprehensive Income

                                                                  Three Months Ended    Nine Months Ended
                                                                     September 30,        September 30,
                                                                  -------------------  -------------------
                                                                      1999       2000     1999       2000
                                                                     -----      -----    -----     ------
     Net income                                                      $ 2.4      $41.3    $71.7     $116.9
     Other comprehensive income, net of tax:
        Foreign currency translation adjustment                       (0.3)        --     (1.4)      (1.2)
        Unrealized gains/losses on securities:
           Unrealized holding gains (losses) arising in period          --        0.7      0.3        1.0
           Reclass (gains) losses included in net income              (1.4)        --     (1.8)       0.1
                                                                     -----      -----    -----     ------
     Comprehensive income                                            $ 0.7      $42.0    $68.8     $116.8
                                                                     =====      =====    =====     ======

10.  Segment Information

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

                                 Three Months Ended  Nine Months Ended
                                   September 30,       September 30,
                                 ------------------  ------------------
     Net sales:                      1999      2000      1999      2000
                                 --------  --------  --------  --------
       Steel Operations          $  967.7  $1,025.5  $2,971.0  $3,239.4
       Other Operations              87.8      90.6     222.3     242.6
                                 --------  --------  --------  --------
       Total net sales           $1,055.5  $1,116.1  $3,193.3  $3,482.0
                                 ========  ========  ========  ========

     Operating profit:
       Steel Operations          $   23.8  $   83.5  $  178.9  $  264.9
       Other Operations              16.6      14.6      29.4      27.0
                                 --------  --------  --------  --------
       Total operating profit    $   40.4  $   98.1  $  208.3  $  291.9
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

For the three months ended September 30, 2000, net sales were $1,116.1, an increase of 6% from the $1,055.5 reported for the corresponding period in 1999. Steel Operations contributed $1,025.5 to total net sales in the third quarter of 2000, compared to $967.7 for the 1999 period, also a 6% increase. These increases were due primarily to continued growth in the percentage of total shipments attributable to value-added products, consisting primarily of stainless and electrical steels and coated and cold-rolled carbon steels. For the three months ended September 30, 2000, value-added products comprised approximately 91% of total shipments, compared to 81% for the corresponding period of 1999. Net sales for the nine months ended September 30, 2000 increased 9% to $3,482.0 from the $3,193.3 reported for the first nine months of 1999, primarily due to the improved product mix, which continued from the first half of 2000.

Total steel shipments during the three months ended September 30, 2000, inclusive of tubular products, increased slightly to 1,584,000 tons from the 1,569,000 tons shipped in the third quarter of 1999, reflecting higher shipments of stainless, electrical and cold-rolled carbon steels, partially offset by lower hot-rolled carbon shipments and the January 2000 closure of a redundant galvanizing facility in Dover, Ohio. The third quarter 1999 shipments include 46,000 tons of galvanized carbon steel shipped from the Dover facility. Total shipments for the first nine months of 2000 were 4,898,000 tons, compared to 4,943,000 tons for the corresponding 1999 period, with the decline being primarily attributable to a decrease in lower valued hot-rolled steel shipments and the Dover closure, which more than offset year-to-date increased shipments of stainless, electrical and cold-rolled carbon steel.

Operating profit for the three months ended September 30, 2000, totaled $98.1, or $62 per ton shipped. Excluding the $42.0 special charge described in Note 4 to the accompanying condensed consolidated financial statements, third quarter 1999 operating profit totaled $82.4, or $53 per ton. The 19% increase in third quarter operating profit was due primarily to the benefits of the increased shipments of value-added products, which carry higher margins. Substantially higher costs for steel scrap, purchased carbon steel slabs and, most particularly, natural gas in the third quarter of 2000 were partly offset by higher than expected merger synergies, which totaled $21.0, and other cost savings that resulted from more efficient utilization of production facilities. For the first nine months of 2000, operating profit increased to $291.9, or $60 per ton, compared to $250.3, or $51 per ton, excluding the special charge, in the first nine months of 1999, reflecting the benefits of approximately $61.0 of merger synergies and the enhanced product mix. These benefits were partially offset by higher costs for scrap, purchased slabs and natural gas, an $11.0 scheduled maintenance outage at the Company's Middletown Works blast furnace during the first quarter of 2000 and $7.0 of excess costs during that quarter as a result of a labor dispute at the Company's Mansfield Works. Although that dispute is continuing, no such excess costs were incurred in either the second or third quarters of 2000.

Interest expense for the three months ended September 30, 2000 increased by $4.8, or approximately 16%, over the corresponding 1999 period, due primarily to a $5.2 reduction in the amount of interest that the Company capitalized in the 2000 period as a result of the completion of construction of its Rockport Works. For the nine months ended September 30, 2000, a $19.2 reduction in capitalized interest was the principal reason for a $13.0 increase in interest expense compared to the first nine months of 1999. Other income, consisting primarily of interest earned on cash balances, declined in both the third quarter and first nine months of 2000, due to lower average cash balances during those periods compared to the corresponding periods in 1999.

The book tax rate for 2000 is estimated to be 37% to 38%, while the projected cash tax rate is approximately 4%. The difference between the book and cash rates primarily represents changes in the deferred tax asset for use of net operating losses, payments on previously accrued retirement benefits and accelerated tax depreciation over book. The income tax provision for the nine-month period ended September 30, 1999 includes an $11.6 recycling tax credit received from the Commonwealth of Kentucky in the first quarter of that year, but which related to prior years.

Income from continuing operations for the three months ended September 30, 2000 and 1999 was $41.3, or $0.38 per share, and $2.4, or less than one cent per share, respectively. Excluding the 1999 special charge of $42.0, income from continuing operations decreased 7% as the increase in operating profit during the 2000 period was more than offset by higher interest expense, lower interest income and an increased provision for income taxes. During the nine months ended September 30, 2000, income from continuing operations was $116.9, or $1.05 per share, compared to $77.6, or $0.70 per share ($0.69 per share, diluted) in the first nine months of 1999.

Net income for the three months ended September 30, 2000 and 1999 was $41.3, or $0.38 per share, and $2.4, or less than one cent per share, respectively. For the first nine months of 2000 and 1999, net income was $116.9, or $1.05 per share, and $71.7, or $0.64 per share ($0.63 per share, diluted), respectively. Net income for the nine months ended September 30, 1999 reflected a reduction for a $13.4, or $0.13 per share, extraordinary loss on early retirement of debt (as described in Note 7), which was offset in part by $7.5, or $0.07 per share, of income from discontinued operations (as described in Note 6).

Outlook
-------

As a result of continued weakness in the spot market and some slight softening in the automotive sector, the Company expects fourth quarter shipments to be approximately the same as those in the third quarter. Value-added products are also expected to remain above 90% of total shipments. However, while only affecting approximately 25% of steel sales, spot market pricing is expected to decline, adversely impacting fourth quarter results. In addition, although scrap and slab prices appear to have stabilized and might decline slightly, natural gas prices are expected to rise and, unless offset by other cost savings, will adversely affect future financial results. The Company has scheduled an outage in the fourth quarter of 2000 for maintenance and upgrading of the melt facilities at its Butler Works and plans two major blast furnace outages for the year 2001. Each of the outages is expected to add up to $10.0 in operating costs in the period they are performed.

Liquidity and Capital Resources
-------------------------------

The Company's liquidity needs are primarily for capital investments, working capital, employee benefit obligations and interest on outstanding indebtedness. At September 30, 2000, the Company had $147.3 of cash and cash equivalents, as well as $216.4 available for borrowings under its $300.0 accounts receivable purchase credit facility. At that date, there were no outstanding borrowings under the credit facility and availability was affected solely by outstanding letters of credit.

Cash flow from operations generated $279.1 for the nine months ended September 30, 2000. Income, excluding depreciation and amortization and other noncash items, of $378.3 was partially offset by a net increase in working capital. The working capital increase reflected higher accounts receivables balances, primarily related to increased third quarter steel sales volume, compared to the fourth quarter of 1999 and the normal cyclical increase in receivables at the snowplow company.

During the first nine months of 2000, the Company expended $7.0 of cash to fund expenses related to the Armco merger. Cash expenditures related to the merger during the remainder of 2000 are not expected to be material.

During the nine months ended September 30, 2000, cash used in investing activities totaled $99.7. Capital expenditures were $88.5, including $1.8 in capitalized interest. Total capital investments for 2000 are expected to be approximately $140.0 and will be funded by existing cash balances and cash generated from operations.

During the nine months ended September 30, 2000, cash flows from financing activities used $86.5, including $42.2 for dividends on common and preferred stock and $40.5 for the purchase of common and preferred stock under the Company's share repurchase plan.

Share Repurchase Plan
---------------------

On April 25, 2000, the Company announced that its Board of Directors had authorized the Company to repurchase, from time to time, up to $100.0 of its outstanding equity securities. As of September 30, 2000, the Company had expended $40.5 to purchase 3,702,600 shares of its common stock and 48,450 shares of its convertible preferred stock pursuant to this authorization. Those purchases were, and future purchases will be, funded by existing cash balances and cash generated from operations.

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

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. The Company will adopt SAB No. 101 when required in the fourth quarter of 2000. At present, the Company does not expect that SAB No. 101 will have a material effect on its financial statements.

Forward-Looking Statements
--------------------------

Certain statements in this Form 10-Q, particularly those in the paragraph entitled "Outlook," reflect management's estimates and beliefs and are intended to be, and are hereby identified as "forward-looking statements" for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. As discussed in its Form 10-K for the year ended December 31, 1999, the Company cautions readers that such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management. In addition to those noted in the statements themselves, these factors include, but are not limited to, the following: risks of a downturn in the general economy or in the highly cyclical steel industry; volatility in financial markets, which may affect invested pension plan assets and the calculation of benefit plan liabilities and expenses; changes in demand for the Company's products; unplanned plant outages, equipment failures or labor difficulties; actions by the Company's foreign and domestic competitors; unexpected outcomes of major litigation and contingencies; changes in United States trade policy and actions with respect to imports; unanticipated increases in prices for, or disruptions in the supply of, raw materials, supplies or utilities; actions by reinsurance companies with which AFSG does business, or foreign or domestic insurance regulators; and changes in application or scope of environmental regulations applicable to the Company.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 6.  Exhibits and Reports on Form 8-K

         A.   Exhibits. None.
              --------

         B.   Reports on Form 8-K.
              --------------------

                       Item Reported                                  Date
                       -------------                                  ----
            Press release, dated July 20, 2000, announcing
               second quarter 2000 financial results            July 25, 2000

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the following duly authorized persons.



                                     AK Steel Holding Corporation
                                     ----------------------------
                                     (Registrant)



Date      October 26, 2000           /s/  James L. Wainscott
          ----------------           -----------------------
                                     James L. Wainscott
                                     Senior Vice President, Treasurer and Chief
                                     Financial Officer



Date      October 26, 2000           /s/  Donald B. Korade
          ----------------           ---------------------
                                     Donald B. Korade
                                     Vice President and Controller