Form 10-K
period 2000-12-31
AK STEEL HOLDING CORP
filed 2001-02-20
CIK 918160

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 ------------
                                   FORM 10-K

[X]Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934 for the fiscal year ended December 31, 2000.
                                      OR

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
        Common Stock $.01 Par Value                   New York Stock Exchange
  $3.625 Cumulative Convertible Preferred
                   Stock                              New York Stock Exchange
               $1 Par Value

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

  Aggregate market value of the registrant's voting stock held by non-affiliates at February 16, 2001: $1,030,436,307.

  At February 16, 2001 there were 107,895,589 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant's definitive proxy statement for the annual meeting of stockholders, (the "2001 Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          AK Steel Holding Corporation

                               Table of Contents

                                                                            Page
                                                                            ----
 Item  1. Business.......................................................     1
 Item  2. Properties.....................................................     5
 Item  3. Legal Proceedings..............................................     6
 Item  4. Submission of Matters to a Vote of Security Holders............     6
 Item  5. Market for Registrant's Common Equity and Related Stockholder
          Matters........................................................     8
 Item  6. Selected Financial Data........................................    10
 Item  7. Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................    11
 Item  8. Financial Statements and Supplementary Data....................    16
 Item  9. Changes in and Disagreements with Accountants..................    41
 Item 10. Directors and Executive Officers of the Registrant.............    41
 Item 11. Executive Compensation.........................................    41
 Item 12. Security Ownership of Certain Beneficial Owners and Management.    41
 Item 13. Certain Relationships and Related Transactions.................    41
          Exhibits, Financial Statement Schedules and Reports on Form 10-
 Item 14. K..............................................................    41

                                    PART I

Item 1. Business.

General

  AK Steel Holding Corporation ("AK Holding"), through its wholly-owned subsidiary, AK Steel Corporation ("AK Steel" and, together with AK Holding, the "Company"), is a fully-integrated producer of flat-rolled carbon, stainless and electrical steels. Its operations include those previously conducted by Armco Inc. ("Armco"), which merged with and into AK Steel on September 30, 1999 in a transaction accounted for as a pooling of interests. The merger enhanced AK Steel's steel producing capability and market position by allowing it to combine the distinct strengths of each company's individual plants into a unified steelmaking operation. In addition to its flat-rolled steel manufacturing and finishing operations ("Steel Operations"), the Company owns and operates Sawhill Tubular Products, a manufacturer of a wide range of steel pipe and tubing products; Douglas Dynamics, L.L.C., the largest North American manufacturer of snowplows and ice control products for four-wheel drive light trucks; and the Greens Port Industrial Park on the Houston, Texas ship channel. During 2000, AK Steel's steel shipments, including both flat-rolled and tubular products, totaled 6,493,000 tons, of which 90% consisted of value-added coated and cold-rolled carbon steel products, stainless and electrical steels and tubular products.

Operations

  The Company's principal business focus is its Steel Operations. They consist of seven steelmaking and finishing plants in Indiana, Kentucky, Ohio and Pennsylvania that produce flat-rolled carbon steels, including premium quality coated, cold-rolled and hot-rolled products, and specialty stainless and electrical steels that are sold in slab, hot band, and sheet and strip form. These products are sold primarily to the domestic automotive, appliance, industrial machinery and equipment, and construction markets, as well as to distributors, service centers and convertors. The Steel Operations also include European trading companies that buy and sell steel and steel products. In the fourth quarter of 2000, the Company acquired a 40% ownership interest in a stainless and titanium processor. AK Steel is registered under the ISO 9002 international quality standard and certified under the QS 9000 quality assurance program used by domestic automotive manufacturers and has received numerous quality awards from many of its major customers. Additional information about the Company's Steel Operations is set forth in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and in Note 9 to the Consolidated Financial Statements, which is set forth in Item 8.

  AK Steel's other operations consist of Sawhill Tubular Products, Douglas Dynamics, L.L.C. and Greens Port Industrial Park. Sawhill Tubular, with three plants located in Ohio and Pennsylvania, manufactures a wide range of steel pipe and tubing products for the non-residential construction, industrial, plumbing and heating markets. Douglas Dynamics manufactures snowplows and ice control products for four-wheel drive light trucks at plants in Maine, Tennessee and Wisconsin. Its products are sold under the brand names Western and Fisher through independent distributors in the United States and Canada. Greens Port Industrial Park, which consists of approximately 650 acres on the Houston, Texas ship channel, leases land, buildings and rail car storage facilities to third parties and operates a deep water loading dock on the channel.

Customers

  AK Steel's flat-rolled carbon steel products are sold primarily to automotive manufacturers and to customers in the appliance, industrial machinery and equipment, and construction markets, consisting principally of manufacturers of home appliances, heating, ventilation and air conditioning equipment and lighting products. Hot-rolled, cold-rolled and semi-finished steel products are also sold to distributors, service centers and convertors who may further process these products or resell them without further processing.

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

                                                                  Years Ended
                                                                  December 31,
                                                                 ----------------
                                                                 1998  1999  2000
                                                                 ----  ----  ----
   Automotive...................................................  54%   55%   52%
   Appliance, Industrial Machinery and Equipment, and
    Construction................................................  25%   25%   24%
   Distributors, Service Centers and Convertors.................  21%   20%   24%

  Between 1999 and 2000, AK Steel's Steel Operations sales increased 5%. While automotive market sales dollars remained flat between 1999 and 2000, they declined as a percentage of total sales as sales to other markets continued to increase. The Steel Operations segment is a major supplier to General Motors, Ford Motor Company and DaimlerChrysler AG. Shipments to General Motors, AK Steel's largest customer, accounted for approximately 12%, 15% and 15% of Steel Operations net sales in 1998, 1999 and 2000, respectively. No other customer accounted for more than 10% of net sales for any of these years.

  AK Steel is party to agreements with all of its major automotive and most appliance industry customers with terms that range from one to three years. These agreements, which are typically finalized late in the year, set forth prices to be paid for each product category during each year of their term. Except for nickel and chrome, where surcharges may be passed on to the customer, these agreements do not permit adjustment to reflect changes in prevailing market conditions or raw material costs. During most periods, approximately 75% of AK Steel's sales of flat-rolled steel products are made pursuant to these agreements, with the balance being made in the spot market at prevailing prices at the time of sale. However, due to a reduction in demand from contract customers during the fourth quarter of 2000, contract sales in the quarter were approximately 70% of total flat-rolled sales, resulting in a higher percentage of shipments to the depressed spot market.

Raw Materials

  The principal raw materials required for AK Steel's steel manufacturing operations are carbon and stainless steel scrap, iron ore, coal, electricity, natural gas, oxygen, chrome, nickel, silicon, molybdenum, zinc, limestone and other commodity materials. In addition, AK Steel purchases carbon steel slabs from other steel producers to supplement the production from its own steelmaking facilities. Purchases of coal, iron ore and limestone, as well as transportation services, are made at negotiated prices under multi-year agreements. Purchases of carbon steel slabs, stainless steel scrap, natural gas and other raw materials are made at prevailing market prices, which are subject to price fluctuations in accordance with supply and demand. During 2000, AK Steel incurred substantially higher costs for natural gas, as well as for steel slabs and scrap. While prices for natural gas are likely to remain high and may even increase further, AK Steel believes that adequate sources of supply exist for all of its raw material and energy requirements.

Employees

  As of December 31, 2000, the Company had approximately 11,500 employees. Approximately 7,500 employees at seven of AK Steel's thirteen plants are represented by international, national or independent unions, under contracts with expiration dates extending through 2006. Labor contracts covering employees at the following plant locations expire in 2001.

                                                  % of Total      Contract
   Location/Union                                 Employees   Expiration Date
   --------------                                 ---------- ------------------
   Ashland Works
   -------------
     Paper, Allied-Industrial, Chemical and
      Energy Workers.............................      3%      April 1, 2001
   Butler Works
   ------------
     Butler Armco Independent Union (Hourly).....     20%    September 30, 2001

  AK Steel's Mansfield Works was one of the facilities owned and operated by Armco prior to its merger with AK Steel on September 30, 1999. On September 1, 1999, the contract between Armco and the United Steelworkers of America covering approximately 600 hourly workers, including 100 on layoff status, at the Mansfield Works expired. Because of production slowdowns, vandalism and threats of violence on the part of union members, Armco informed the union, and the Company understood, that it would lock out represented employees while it continued to bargain with the union. Since September 1999, the Mansfield Works has been operated by salaried employees and temporary replacement workers.

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

Environmental Matters

  Domestic steel producers, including AK Steel, are subject to stringent federal, state and local laws and regulations relating to the protection of human health and the environment. Over the past three years, AK Steel has expended the following for environmental related capital investments and environmental compliance costs:

                                                                 Years Ended
                                                                December 31,
                                                              -----------------
                                                              1998  1999  2000
                                                              ----- ----- -----
                                                                (in millions)
   Environmental related capital investments................. $20.2 $ 7.2 $10.1
   Environmental compliance costs............................  87.9  85.9  93.5

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

 Environmental Proceedings

  Federal regulations promulgated pursuant to the Clean Water Act impose categorical pretreatment limits on the concentrations of various constituents in coke plant wastewater prior to discharge into publicly owned treatment works ("POTW"). Due to concentrations of ammonia and phenol in excess of these limits in wastewater from the Middletown Works, AK Steel, through the Middletown POTW, petitioned the EPA for "removal credits," a type of compliance exemption, based on the Middletown POTW's satisfactory treatment of the wastewater for ammonia and phenol. The EPA declined to review the petition on the grounds that it had not yet promulgated new sludge management rules. AK Steel thereupon sought and obtained from the United States District Court for the Southern District of Ohio an injunction prohibiting the EPA from instituting enforcement action against AK Steel for noncompliance with the pretreatment limitations, pending the EPA's promulgation of the applicable sludge management regulations. Management is unable to predict the outcome of this matter. However, if the EPA eventually refuses to grant the petition for removal credits, AK Steel could incur additional costs to construct pretreatment facilities at the Middletown Works.

  On February 27, 1995, the Ohio Environmental Protection Agency ("OEPA") issued a Notice of Violation ("NOV") with respect to the Zanesville Works alleging noncompliance with both a 1993 order and various state regulations regarding hazardous waste management. AK Steel is continuing to work with the OEPA and the Ohio Attorney General's Office to achieve final resolution of this matter.

  Subsequent to a multi-media inspection of Middletown Works during the fall of 1996, the EPA Region V notified AK Steel that legal proceedings had been initiated alleging violations of Clean Air Act and Clean Water Act regulations. On June 29, 2000, the EPA filed a complaint against AK Steel in the U. S. District Court for the Southern District of Ohio, for alleged violations of the Clean Air Act, the Clean Water Act and the RCRA. On the same date, AK Steel filed a Verified Complaint for Declaratory and Injunctive
Relief in the Court of Common Pleas for Butler County, Ohio against the State of Ohio and the OEPA seeking a declaration that (a) AK Steel is in compliance with its operating permits for the blast furnace and basic oxygen furnaces at its Middletown Works, which would preclude the State of Ohio and the OEPA from taking any action to order or enforce obligations on AK Steel with respect to those facilities, and (b) that any emissions from the Middletown Works do not cause, or otherwise contribute to, a public nuisance. On June 30, 2000, the State of Ohio moved to intervene in the EPA action. AK Steel intends to vigorously contest this matter.

  On September 30, 1998, Armco received an order from the EPA under Section 3013 of RCRA requiring Armco to develop a plan for investigation of eight areas of the Mansfield Works that allegedly could be sources of contamination. On October 30, 1998, Armco filed a complaint in the United States District Court for the Northern District of Ohio seeking pre-enforcement review. On April 1, 1999, the Court dismissed the complaint on the basis that the statute did not allow pre-enforcement review of agency orders. Thereafter, Armco filed a motion for reconsideration, which was denied on October 26, 2000. The site investigation began in November 2000 and is continuing.

  On June 7, 2000, the EPA Region III issued to AK Steel's Butler Works an Emergency Order ("Order") pursuant to the Safe Drinking Water Act, concerning discharge of nitrate/nitrite compounds to the Connoquenessing Creek, an occasional water source for the Borough of Zelienople. The Order was issued without any prior notice to AK Steel. On June 9, 2000, AK Steel filed a Petition for Review and a Motion for Emergency Stay with the Sixth Circuit Court of Appeals. On June 13, 2000, the Sixth Circuit issued an order denying AK Steel's Motion for Emergency Stay. AK Steel and the EPA Region III are currently engaged in discussions in an effort to reach a settlement of this matter.

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

Item 2. Properties.

  The Company's corporate headquarters are located in Middletown, Ohio. Steelmaking and finishing operations are conducted at seven facilities in Indiana, Kentucky, Ohio and Pennsylvania. Fabricating plants are located in Pennsylvania, Ohio, Wisconsin, Maine and Tennessee, and an industrial park is located in Houston, Texas. All of these facilities are owned by the Company.

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

Item 3. Legal Proceedings.

  In addition to the environmental matters discussed in Item 1 and the items discussed below, there are various claims pending against the Company and its subsidiaries involving product liability, reinsurance and insurance arrangements, antitrust, employee benefits and other matters arising out of the conduct of the business of the Company. In management's opinion, the ultimate liability resulting from all claims, individually or in the aggregate, will not materially affect the Company's consolidated financial position, results of operations or cash flows.

  On April 19, 2000, a purported class action was filed in the United States District Court for the Southern District of Ohio by Bernard Fidel against AK Steel Holding Corporation and certain of its directors and officers, alleging material misstatements and omissions in the Company's public disclosure about its business and operations. The defendants intend to vigorously defend this action. AK Steel has filed a motion to dismiss the action, which currently is pending.

   A number of lawsuits regarding asbestos exposure are pending and continue to be filed arising out of the operations of former Armco facilities. The majority of these lawsuits are filed in Texas and arise out of Armco's former Houston Works facility. Such cases typically involve a large number of plaintiffs claiming against a large number of defendants. Armco is normally named as a defendant by a small percentage of the overall plaintiffs who are typically frequenters (independent contractors, delivery personnel, etc.) claiming that Armco exposed them to asbestos while they were on the premises. AK Steel is actively and vigorously defending these cases.

  On January 20, 1998, judgment against AK Steel in the amount of $6.5 million was entered by the United States District Court for the Southern District of Ohio, following a jury trial in a disability discrimination lawsuit brought by a former employee. On January 30, 1998, AK Steel moved for judgment in its favor as a matter of law, reduction of the damages and a new trial. On January 20, 2000, the court reduced the jury verdict to $1.5 million. The Company subsequently filed a motion for relief from that judgment, which was denied. The Company and the former employee have filed cross-appeals in the U. S. Court of Appeals for the Sixth Circuit, seeking to further reduce the verdict and reinstate the original verdict, respectively.

Item 4. Submission of Matters to a Vote of Security Holders.

  No matters were submitted to a vote of security holders during the fourth quarter of 2000.

Executive Officers

  The following table sets forth the name, age and principal position with the Company of each of its executive officers as of February 19, 2001:

             Name            Age                  Positions with the Company
             ----            ---                  --------------------------
   Richard M. Wardrop, Jr..   55 Chairman of the Board and Chief Executive Officer
   James L. Wareham........   61 President
   John G. Hritz...........   46 Executive Vice President and General Counsel
   James L. Wainscott......   43 Senior Vice President, Treasurer and Chief Financial Officer
   Michael T. Adams........   43 Vice President, Sales and Marketing
   James M. Banker.........   44 Vice President, Operations
   Michael P. Christy......   44 Vice President, Purchasing and Transportation
   Thomas C. Graham, Jr....   46 Vice President, Research and Engineering
   Brenda S. Harmon........   49 Vice President, Human Resources and Secretary
   J. Theodore Holmes......   56 Vice President, Customer Service
   Donald B. Korade........   58 Vice President and Controller
   Alan H. McCoy...........   49 Vice President, Public Affairs
   Ernest E. Rummler.......   49 Vice President, Manufacturing Planning & Steel Sourcing
   James W. Stanley........   56 Vice President, Safety and Health

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

  John G. Hritz was named Executive Vice President and General Counsel in January 1999. From May 1998 until that date, Mr. Hritz was Senior Vice President, General Counsel and Secretary of the Company, having previously served as Vice President, General Counsel and Secretary from August 1996 until May 1998. Mr. Hritz was named Assistant General Counsel in May 1993 and Assistant Secretary in January 1994. Since June 1996, Mr. Hritz also has had responsibility for the Company's employee and labor relations, and environmental affairs.

  James L. Wainscott has been the Company's Treasurer since April 1995 and its Chief Financial Officer since July 1998. Mr. Wainscott was named Senior Vice President in January 2000, having previously served as a Vice President from April 1995.

  Michael T. Adams was named Vice President, Sales and Marketing in December 2000. Mr. Adams had been Vice President, Manufacturing from July 1998 to that date. From October 1995 until July 1998, he served as General Manager, Manufacturing of the Company's Middletown Works.

  James M. Banker was named Vice President, Operations in December 2000. From May 1999 until that date he served as Vice President, Sales and Marketing. From April 1992 to May 1999, Mr. Banker was General Manager, Sales for the Company.

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

  Thomas C. Graham, Jr. has been Vice President, Research and Engineering since June 1996. From early 1994 until that date, he was General Manager Sales, Construction for National Steel Corporation.

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

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

  AK Holding's common stock has been listed on the New York Stock Exchange since April 5, 1995 (symbol: AKS). The table below sets forth, for the calendar quarters indicated, the reported high and low sale prices of the common stock:

   1999                                                       High     Low
   ----                                                       ----     ---
     First Quarter........................................... $24 3/8  $19 11/16
     Second Quarter.......................................... $29 5/8  $22 1/8
     Third Quarter........................................... $24 1/2  $16 5/8
     Fourth Quarter.......................................... $19 1/16 $13 3/4


   2000                                                       High     Low
   ----                                                       ----     ---
     First Quarter........................................... $20 1/8  $7 7/8
     Second Quarter.......................................... $12      $8
     Third Quarter........................................... $11 7/16 $8 9/16
     Fourth Quarter.......................................... $10 3/16 $7 1/2

  As of February 16, 2001, there were 107,895,589 shares of common stock outstanding and held of record by 17,545 stockholders. Because depositories, brokers and other nominees held many of these shares, the number of record holders is not representative of the number of beneficial holders.

  AK Holding has paid quarterly dividends on its common stock since November 15, 1995. During 1999 and 2000, AK Holding paid a quarterly common stock dividend of $0.125 per share. The declaration and payment of cash dividends is subject to restrictions imposed by the instruments governing its senior debt. At December 31, 2000, AK Holding had $27.2 million available for the payment of cash dividends.

  On January 18, 2001, the Board of Directors declared a reduced quarterly common stock dividend of $0.0625 per share payable on February 28, 2001 to shareholders of record on February 1, 2001. This 50% reduction was enacted in light of currently depressed steel market conditions.

  As more fully explained in Item 7 under the heading, "Merger with Armco," in the fourth quarter of 1999, the Company issued shares of a new $3.625 convertible preferred stock to replace a substantially identical series of Armco preferred stock. This stock, which is convertible into 2.6 shares of AK Holding common stock, is listed on the New York Stock Exchange under the symbol AKS pfB. During the fourth quarter of 1999, these preferred stock shares traded at prices between a high of $54-7/16 and a low of $45-7/8. The table below sets forth, for the calendar quarters indicated, the reported high and low sale prices of the preferred stock during 2000:

                                                                  High     Low
                                                                  ----     ---
     First Quarter.............................................. $57 1/8 $42 1/2
     Second Quarter............................................. $47     $43 3/8
     Third Quarter.............................................. $45     $42 1/2
     Fourth Quarter............................................. $45 1/2 $38 1/8

  Since the fourth quarter of 1999, AK Holding has paid a regular quarterly dividend of $0.90625 per share on its $3.625 preferred stock. As of February 16, 2001, 259,481 shares of the preferred stock were outstanding. Declaration and payment of preferred stock dividends are subject to the same restrictions imposed by the senior debt issues on common stock dividends.

  On April 25, 2000, the Company announced that its Board of Directors had authorized the Company to repurchase, from time to time, up to $100.0 million of its outstanding equity securities. Through December 31, 2000, the Company expended $40.5 million to purchase 3,702,600 shares of its common stock and 48,450 shares of its $3.625 convertible preferred stock pursuant to this authorization. To maximize liquidity in light of adverse steel industry conditions, no shares were purchased in the fourth quarter of 2000.

Item 6. Selected Financial Data.

  The following selected historical consolidated financial data for each of the five years in the period ended December 31, 2000 have been derived from the Company's audited consolidated financial statements after giving effect to the merger of Armco with and into AK Steel (See Note 1 below). The selected historical consolidated financial data presented herein are qualified in their entirety by, and should be read in conjunction with, the consolidated financial statements of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                              Years Ended December 31,
                                    --------------------------------------------
                                      1996     1997     1998     1999     2000
                                    -------- -------- -------- -------- --------
                                    (dollars in millions, except per share data)
Statement of Operations Data: (1)
Net sales.........................  $3,999.7 $4,249.7 $4,101.0 $4,368.3 $4,611.5
Cost of products sold.............   3,262.8  3,436.4  3,297.8  3,503.3  3,773.7
Selling and administrative
 expenses.........................     278.1    288.0    278.0    309.8    267.6
Depreciation......................     134.8    141.0    161.2    210.7    232.0
Special charges and unusual items
 (2)..............................       8.8      --       --      99.7      --
                                    -------- -------- -------- -------- --------
Total operating costs.............   3,684.5  3,865.4  3,737.0  4,123.5  4,273.3
                                    -------- -------- -------- -------- --------
Operating profit..................     315.2    384.3    364.0    244.8    338.2
Interest expense..................      76.1    111.7     84.9    123.7    136.1
Other income......................      25.4     48.4     30.3     20.8      8.0
                                    -------- -------- -------- -------- --------
Income before income taxes and
 minority interest................     264.5    321.0    309.4    141.9    210.1
Provision for income taxes........     169.7    127.5    105.5     63.9     77.7
Minority interest.................       8.1      8.1      8.1      6.7      --
                                    -------- -------- -------- -------- --------
Income from continuing operations.      86.7    185.4    195.8     71.3    132.4
Discontinued operations...........       4.1      1.6      --       7.5      --
                                    -------- -------- -------- -------- --------
Income before extraordinary item
 and cumulative effect of an
 accounting change................      90.8    187.0    195.8     78.8    132.4
Extraordinary loss on retirement
 of debt..........................       --       1.9      --      13.4      --
Cumulative effect of a change in
 accounting (3)...................       --       --     133.9      --       --
                                    -------- -------- -------- -------- --------
Net income........................  $   90.8 $  185.1 $  329.7 $   65.4 $  132.4
                                    ======== ======== ======== ======== ========
Basic earnings per share:
  Income from continuing
   operations.....................  $   0.71 $   1.75 $   1.86 $   0.62 $   1.20
  Discontinued operations.........      0.04     0.02      --      0.07      --
  Extraordinary losses............       --      0.02      --      0.13      --
  Cumulative effect of an
   accounting change..............       --       --      1.33      --       --
                                    -------- -------- -------- -------- --------
  Net income......................  $   0.75 $   1.75 $   3.19 $   0.56 $   1.20
Diluted earnings per share:
  Income from continuing
   operations.....................  $   0.70 $   1.68 $   1.82 $   0.62 $   1.20
  Discontinued operations.........      0.04     0.01      --      0.07      --
  Extraordinary losses............       --      0.02      --      0.13      --
  Cumulative effect of an
   accounting change..............       --       --      1.24      --       --
                                    -------- -------- -------- -------- --------
  Net income......................  $   0.74 $   1.67 $   3.06 $   0.56 $   1.20
Cash dividend per common share
 (not adjusted for merger)........  $  0.325 $  0.425 $   0.50 $   0.50 $   0.50

                                                 As of December 31,
                                    --------------------------------------------
                                      1996     1997     1998     1999     2000
                                    -------- -------- -------- -------- --------
Balance Sheet Data: (1)
Cash, cash equivalents and short-
 term investments.................  $  908.5 $  801.0 $  353.7 $   54.4 $   86.8
Working capital...................   1,263.7    930.6    576.1    564.5    631.5
Total assets......................   4,710.4  5,074.4  5,279.2  5,227.1  5,239.8
Current portion of long-term debt.      27.2     40.8    116.9      5.9     63.2
Long-term debt (excluding current
 portion).........................   1,219.3  1,301.8  1,395.7  1,451.0  1,387.6
Current portion of pension and
 postretirement benefit
 obligations......................      65.8     68.0     65.5     68.8     66.6
Long-term pension and
 postretirement benefit
 obligations (excluding current
 portion).........................   1,596.2  1,560.7  1,416.5  1,416.3  1,420.2
Stockholders' equity..............     877.7  1,005.3  1,262.7  1,277.8  1,319.3

--------
(1) Armco was merged with and into AK Steel on September 30, 1999 in a transaction accounted for as a pooling of interests. Accordingly, except with respect to cash dividends per common share, these consolidated financial data reflect the Company's results and financial position as if Armco and AK Steel had been combined for all periods presented.
(2) The 1996 special charges relate to the divestiture of certain businesses and product lines. The 1999 special charge relates to expenses incurred as a result of the merger with Armco.
(3) In 1998, the Company changed its accounting for pensions and other postretirement benefits, recognizing a cumulative effect of a change in accounting.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(Dollars in millions, except per share and per ton amounts)

Merger with Armco

  On September 30, 1999, Armco was merged with and into AK Steel. As a result of the merger, in 1999, the Company recognized pre-tax special charges totaling $99.7, including $28.5 of expenses incurred for investment banking, legal, accounting and other transaction fees, $51.1 for employee severance and certain required payments under the change-of-control provisions contained in Armco's employee benefit plans and $20.1 for closure of the galvanizing plant in Dover, Ohio. On November 6, 1999, the Company announced the closure of this redundant facility effective January 29, 2000. On December 17, 1999, production ceased at the plant. Approximately $54.0 of the $99.7 required the outlay of cash in 1999 and additional payments of approximately $7.0 were made in 2000. Cash outlays in 2001 are expected to be minimal. With the exception of certain employee benefit and environmental expenditures that will be funded over a long period of time, the remainder of the special charges do not require the outlay of cash.

Operations Overview

  AK Steel's principal business focus is its Steel Operations, which consist of seven steelmaking and finishing plants that produce flat-rolled carbon steels, including premium quality coated cold-rolled and hot-rolled products, and specialty stainless and electrical steels that are sold in slab, hot band, and sheet and strip form. These products are sold primarily to the domestic automotive, appliance, industrial machinery and equipment, and construction markets, as well as to distributors, service centers and convertors. The Company's other operations include Sawhill Tubular Products, a manufacturer of a wide range of steel pipe and tubing products; Douglas Dynamics, L.L.C., the largest North American manufacturer of snowplows and ice control products for four-wheel drive light trucks; and an industrial park on the Houston, Texas ship channel.

2000 Compared to 1999

  During 2000, net sales were $4,611.5, an increase of 6% from the $4,368.3 reported for 1999. Steel Operations contributed $4,277.3 to total net sales, compared to $4,055.3 for 1999, an increase of 5%. These increases were due primarily to continued growth in the percentage of total shipments attributable to value-added products, consisting primarily of stainless and electrical steels and coated and cold-rolled carbon steels. For the year 2000, value-added products, including tubular products, comprised approximately 90% of total shipments, compared to 82% for 1999. Partly offsetting the improved product mix were significantly lower prices in the spot market. During most periods, approximately 75% of AK Steel's sales of flat-rolled steel products are made pursuant to multi-year sales contracts, with the balance being made in the spot market at prevailing prices at the time of sale. However, due to a reduction in demand from contract customers during the fourth quarter of 2000, contract sales were approximately 70% of total flat-rolled sales in that quarter, resulting in a higher percentage of shipments to the depressed spot market.

  Total steel shipments during 2000, inclusive of tubular products, declined slightly to 6,493,000 tons from the 6,541,000 tons shipped in 1999, reflecting the Company's closure, in January 2000, of a redundant galvanizing facility in Dover, Ohio, which accounted for shipments of almost 200,000 tons in 1999. During 2000, an 8% increase in value-added steel shipments was a result of the Company's move toward a richer product mix. Steel Operations shipments of 6,171,000 in 2000 were 1% below 1999 shipments due to the Dover closure.

  Operating profit in 2000 totaled $338.2, or $52 per ton shipped, compared to the $244.8 reported for 1999. Excluding the $99.7 merger-related special charges, 1999 operating profit was $344.5, or $53 per ton shipped. Steel Operations operating profit was $300.7 in 2000 and $201.7 ($301.4 excluding the special charge) in 1999. The slight decrease in operating profit in 2000 was due primarily to substantially higher costs in comparison to 1999 for steel scrap, purchased carbon steel slabs and, most particularly, natural gas and, to a lesser extent, to the significant decline in spot market prices and the increase in the percentage of the Company's sales to the spot market during the fourth quarter of 2000. These negative factors were partly offset by increased shipments of value-added products, which carry higher margins, higher than expected merger synergies and other cost savings achieved through more efficient utilization of production facilities.

  Interest expense increased in 2000 by $12.4 over the prior year, due primarily to an $18.9 reduction in the amount of interest that the Company capitalized as a result of the completion of construction of its Rockport Works in the second half of 1999. This was partially offset by the retirement of certain debt in connection with the Armco merger. Other income, consisting primarily of interest earned on cash balances, declined in 2000 due to lower average cash balances compared to 1999.

  During 2000, the Company incurred $77.7 in income tax expense, a book tax rate of 37%. This amount included a noncash deferred tax provision of $91.4, primarily attributable to accelerated tax depreciation in excess of book, book pension credits in excess of actual funding of the pension plans, utilization or expiration of tax loss carryovers and related changes in the deferred tax asset valuation reserve. Partially offsetting the deferred tax provision was a credit for current taxes of $13.7, which included a $15.0 federal tax refund that resulted from the carryback of a tax net operating loss generated in 1999. The income tax provision for 1999 is net of an $11.6 recycling tax credit received from the Commonwealth of Kentucky in that year, but which related to prior years.

  Income from continuing operations for 2000 was $132.4, or $1.20 per share, compared to $71.3, or $0.62 per share, reported for 1999. Excluding the special charge, minority interest, and certain other merger-related adjustments, net of tax, 1999 income from continuing operations was $157.6. From this amount, income from continuing operations decreased 16% in 2000, reflecting the lower adjusted operating income, higher interest expense and the decline in other income.

  Certain of Armco's former businesses included operations in foreign countries. At the time of their sale or closure, some of these operations had outstanding tax issues. Following consultation with advisors in those countries in 1999, Armco determined that it had resolved most of these issues and reversed a majority of the related reserves, recognizing income from discontinued operations of $7.5, or $0.07 per share.

  During 1999, the Company recorded a combined after-tax extraordinary loss of $13.4, or $0.13 per share, due to the early redemption of AK Steel's 10-3/4% Senior Notes Due 2004 and Armco's 9-3/8% Senior Notes Due 2000.

  Net income in 2000 was $132.4, or $1.20 per share, compared to the $65.4, or $0.56 per share, reported for 1999. Excluding the special charge, minority interest, and certain other merger-related adjustments, as well as the income from discontinued operations and extraordinary loss, net of tax, 1999 income was $157.6. From this amount, income decreased 16% in 2000, reflecting the lower adjusted operating income, higher interest expense and the decline in other income.

1999 Compared to 1998

  Net sales totaled $4,368.3 in 1999 versus $4,101.0 in 1998. Shipments totaling 6,541,000 tons in 1999 were 469,000 tons above 1998 levels. Steel Operations contributed $4,055.3 and $3,808.7 to the Company's net sales in 1999 and 1998, respectively, and 6,254,000 tons and 5,777,000 tons of its shipments in the same years. The year-to-year increases reflect stronger demand for the Company's products, particularly from the automotive industry. Shipments of value-added products, including tubular products, constituted 82% of total 1999 shipments, compared to 75% in 1998.

  Operating profit in 1999, excluding special charges, was $344.5, or $53 per ton shipped, compared to operating profit of $364.0, or $60 per ton, in 1998. Excluding the same special charges, Steel Operations contributed operating profit of $301.4 and $333.8 in 1999 and 1998, respectively. The decrease in 1999 operating profit is primarily due to higher depreciation at the Rockport Works and excess costs related to the Mansfield labor dispute, partially offset by the improved product mix.

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

  Net income for 1999 totaled $65.4, or $0.56 per share, compared to 1998 net income of $329.7, or $3.19 per share ($3.06 per diluted share). Excluding the 1999 special charges and other merger-related items, discontinued operations and extraordinary loss, net of tax, and the 1998 cumulative effect of an accounting change, 1999 income of $157.6 was lower than 1998 income of $195.8, primarily due to higher depreciation and interest charges partially offset by a richer product mix and lower income tax provision.

Outlook

  The Company expects 2001 shipments to be approximately 6,700,000 tons, in spite of softening demand in the automotive and appliance markets. Value-added products are expected to remain above 90% of total shipments for the year. However, pricing under long-term contracts is expected to be 2% lower across all steel product lines and spot market pricing is expected to remain significantly depressed through at least the first quarter.

  Steel scrap and slab prices are expected to be lower in 2001 than in 2000, potentially reducing costs $40.0 in the year. While the prices paid for a portion of the Company's 2001 natural gas purchases have been set, these costs are expected to be at least $25.0 higher than in 2000. In addition, the Company expects to undertake two outages for blast furnace maintenance in 2001, costing approximately $10.0 each.

Liquidity and Capital Resources

  At December 31, 2000, the Company had $86.8 in cash and cash equivalents. In addition, net of $75.3 used to support letters of credit, the Company had $224.7 of availability under its $300.0 accounts receivable purchase credit facility.

  During 2000, cash flow from operations generated $329.9, attributed primarily to $471.8 of income excluding noncash charges for depreciation, amortization and deferred taxes, offset by the impact of working capital items and a $55.6 improvement in the funded status of the Company's pension plans. Working capital cash usage included $50.9 for inventories, primarily due to increases in stainless steel required by the Rockport Works, growth of hold-for-release inventory for contract sales, and higher than targeted slab inventories. In addition, a $31.6 cash usage in current liabilities was partially due to a reduction in incentive accruals.

  Cash flows used in investing totaled $193.8. Capital investments totaled $137.7, including $2.5 in capitalized interest. In addition, the Company used $66.4 for the purchase of long-term investments.

  Cash flows from financing activities resulted in a net use of $103.7, including $55.9 for dividends on common and preferred stock and $41.4 for the purchase of common and preferred stock.

 Dividend Reduction

  On January 18, 2001, the Board of Directors declared a reduced quarterly common stock dividend of $0.0625 per share payable on February 28, 2001 to shareholders of record on February 1, 2001. This 50% reduction was enacted in light of currently depressed steel market conditions.

 Anticipated Debt Service

  At December 31, 2000, the Company's long-term debt, including the current portion, totaled $1,450.8, consisting primarily of senior notes that mature in the years 2006 through 2009 and that are not subject to amortization prior to maturity. In addition, the Company's Senior Secured Notes Due 2004 are repayable in four successive annual installments of $62.5 commencing in December 2001. The Company's obligation to make principal payments in each of the next five years is as follows: $63.2 in 2001, $63.3 in 2002, $62.5 in 2003, $62.5 in 2004 and zero in 2005. Interest expense for 2000, net of capitalized interest of $2.5, totaled $136.1.

 Capital Investments

  The Company anticipates 2001 capital investments of approximately $125.0. At December 31, 2000, commitments for future capital investments, including those to ensure environmental compliance, totaled approximately $51.2, all of which is expected to be funded in 2001 from available cash and cash generated from operations.

 Employee Benefit Obligations

  As of December 31, 2000, the Company's major pension plans were fully funded in accordance with accounting principles generally accepted in the U.S. Funding levels in the near term (three to five years) are expected to be minimal. The Company also has available a pension funding credit balance of $434.6 that can be used to meet future funding requirements.

  At December 31, 2000, the Company's liability for postretirement benefits other than pensions totaled $1,454.3. The Company has established a health care trust as a means of prefunding a portion of this liability. The balance of the trust, including the earnings on trust investments, as of December 31, 2000, was $156.0, which was equivalent to less than one year of active and retiree health care payments.

Share Repurchase Plan

  On April 25, 2000, the Company announced that its Board of Directors had authorized the Company to repurchase, from time to time, up to $100.0 of its outstanding equity securities. Through December 31, 2000, the Company expended $40.5 to purchase 3,702,600 shares of its common stock and 48,450 shares of its $3.625 convertible preferred stock pursuant to this authorization. To maximize liquidity in light of adverse steel industry conditions, no shares were purchased in the fourth quarter of 2000. Purchases in 2000 were, and future purchases will be, funded by existing cash balances and cash generated from operations.

New Accounting Standard

  In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires the Company to mark-to-market its derivative instruments. The Company adopted the new standard on January 1, 2001 and expects to record income of $27.5, net of tax, in other comprehensive income. The Company is party to derivative contracts that are designated and qualify as cash flow hedges under SFAS No. 133. They include contracts for natural gas, nickel, zinc and aluminum, as well as for the sale of euros. The Company does not enter into derivative contracts that do not qualify for treatment as a hedge transaction.

Forward-Looking Statements

  Certain statements made or incorporated by reference in this Form 10-K, or made in press releases or in oral presentations made by Company employees, reflect management's estimates and beliefs and are intended to be, and are hereby identified as "forward-looking statements" for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In particular, these include statements in the forgoing paragraphs entitled, Raw Materials, Competition, Environmental Matters, Legal Proceedings, Outlook, Liquidity and Capital Resources, and New Accounting Standard. In addition, these include statements in the paragraph entitled Quantitative and Qualitative Disclosure About Market Risk and in the Notes to Consolidated Financial Statements in the paragraphs entitled, Fair Value of Financial Instruments, New Accounting Standards, Concentrations of Credit Risk, Income Taxes, Commitments, and Legal, Environmental Matters and Contingencies.

  The Company cautions readers that such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management. In addition to those noted in the statements themselves, these factors include, but are not limited to, the following: risks of a downturn in the general economy or in the domestic automotive industry, or continuing depressed conditions in the highly cyclical steel industry; volatility in financial markets, which may affect invested pension plan assets and the calculation of benefit plan liabilities and expenses; changes in demand for the Company's products, including the possible need to shift shipments to the spot market from the contract market; unplanned plant outages, equipment failures or labor difficulties; actions by the Company's foreign and domestic competitors; unexpected outcomes of major litigation and contingencies; changes in United States trade policy and actions with respect to imports; unanticipated increases in the prices for, or disruptions in the supply of, energy, particularly natural gas, and raw materials; adverse developments within the AFSG insurance companies and resulting actions by insurance regulators; and changes in application or scope of environmental regulations applicable to the Company.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

  In the ordinary course of business, the Company's market risk is limited to changes in a) interest rates, b) the prices of raw materials and energy sources, and c) foreign currency exchange rates. The Company manages interest rate risk by issuing substantially all fixed rate debt as a source of financing operations. The fair value of this debt as of December 31, 2000 is $1,358.3 million. A reduction in prevailing interest rates of 1% would result in an increase in the total fair value of long-term debt of approximately $66.0 million. The fair value was determined primarily from quoted prices. The increase in total fair value due to an assumed decline in interest rates was calculated based on a change in the rate used to discount total future principal and interest payments. An unfavorable effect on the Company's results and cash flows from exposure to interest rate declines and a corresponding increase in the fair value of its debt would result only if the Company elected to repurchase its debt at market prices.

  In the ordinary course of business, the Company is exposed to fluctuations in the price of certain commodities. Since 70% to 75% of steel sales are under long-term contracts where the Company may not be able to change its selling price in response to changes in the prices it pays for raw materials and energy, a rise in the price of natural gas or other commodities is for, the most part, absorbed by the Company rather than passed on to the customer. However, except in a small number of transactions where stainless steel prices assume a fixed nickel content value, nickel prices are recovered in price surcharges passed on to customers. The Company uses cash settled commodity futures contracts to hedge the price of a portion of its natural gas, nickel, aluminum, and zinc requirements. The resulting gains and losses from the use of these contracts are deferred and recognized in the same period as the underlying physical transaction. Based on the futures contracts outstanding at December 31, 2000, the following table presents the amount of a negative affect on pre-tax income (in millions of dollars) of a hypothetical 10% and 25% decrease in the market price of each of the indicated commodities.

   Commodity Derivative                                10% Decrease 25% Decrease
   --------------------                                ------------ ------------
   Natural Gas........................................     $7.9        $19.8
   Nickel.............................................      0.6          1.0
   Aluminum...........................................      --           0.1
   Zinc...............................................      1.0          2.0

  Since these derivatives are structured as hedges, virtually all of the losses realized would be offset by the benefit of lower commodity prices. The Company does not enter into derivatives for trading purposes.

  The Company is also subject to risks of exchange rate fluctuations on receivables denominated in foreign currencies and forward currency contracts are used to manage exposures to certain of these currency price fluctuations. The Company has outstanding, at December 31, 2000, forward currency contracts with a total nominal value of $18.2 million for the sale of euros. Based on the contracts outstanding at the end of 2000, a 10% increase in the euro to dollar rate would result in a $1.9 million loss in value, which would offset the income generated by translation of the receivables collected.

Item 8. Financial Statements and Supplementary Data.

                 AK Steel Holding Corporation and Subsidiaries

                  Index to Consolidated Financial Statements

                                                                           Page
                                                                           ----
   Independent Auditors' Report...........................................  17
   Consolidated Statements of Income for the Years Ended December 31,
    1998, 1999 and 2000...................................................  18
   Consolidated Balance Sheets as of December 31, 1999 and 2000...........  19
   Consolidated Statements of Cash Flows for the Years Ended December 31,
    1998, 1999 and 2000...................................................  20
   Consolidated Statements of Stockholders' Equity for the Years Ended
    December 31, 1998, 1999 and 2000......................................  21
   Notes to Consolidated Financial Statements.............................  22

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
AK Steel Holding Corporation:

  We have audited the accompanying consolidated balance sheets of AK Steel Holding Corporation and Subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

  As discussed in Note 8 to the consolidated financial statements, in 1998 the Company changed its method of amortizing unrecognized net gains and losses related to its obligations for pensions and other postretirement benefits.

DELOITTE & TOUCHE LLP

Cincinnati, Ohio
January 17, 2001

                          AK STEEL HOLDING CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

              For the Years Ended December 31, 1998, 1999 and 2000
                  (dollars in millions, except per share data)

                                                    1998      1999      2000
                                                  --------  --------  --------
Net sales........................................ $4,101.0  $4,368.3  $4,611.5
Cost of products sold............................  3,297.8   3,503.3   3,773.7
Selling and administrative expenses..............    278.0     309.8     267.6
Depreciation (Note 1)............................    161.2     210.7     232.0
Special charges (Note 10)........................      --       99.7       --
                                                  --------  --------  --------
Total operating costs............................  3,737.0   4,123.5   4,273.3
                                                  --------  --------  --------
Operating profit.................................    364.0     244.8     338.2
Interest expense.................................     84.9     123.7     136.1
Other income.....................................     30.3      20.8       8.0
                                                  --------  --------  --------
Income from continuing operations before income
 taxes and minority interest.....................    309.4     141.9     210.1
Income tax provision (Note 5)....................    105.5      63.9      77.7
Minority interest (Note 2).......................      8.1       6.7       --
                                                  --------  --------  --------
Income from continuing operations................    195.8      71.3     132.4
Discontinued operations (Note 13)................      --        7.5       --
                                                  --------  --------  --------
Income before extraordinary item and cumulative
 effect of a change in accounting................    195.8      78.8     132.4
Extraordinary loss on retirement of debt, net of
 tax (Note 6)....................................      --       13.4       --
Cumulative effect of a change in accounting, net
 of tax (Note 8).................................    133.9       --        --
                                                  --------  --------  --------
Net income.......................................    329.7      65.4     132.4
Other comprehensive income, net of tax:
  Foreign currency translation adjustment........      0.3      (1.4)     (2.1)
  Unrealized gains on securities:
    Unrealized holding gains arising during
     period......................................      0.5       0.7       0.1
    Less: reclassification for gains included in
     net income..................................     (1.0)     (1.9)     (1.4)
  Minimum pension liability adjustment...........     (2.6)      1.2       0.2
                                                  --------  --------  --------
Comprehensive income............................. $  326.9  $   64.0  $  129.2
                                                  ========  ========  ========
Earnings per share: (Note 1)
  Basic earnings per share:
    Income from continuing operations............ $   1.86  $   0.62  $   1.20
    Discontinued operations......................      --       0.07       --
    Extraordinary loss on retirement of debt.....      --       0.13       --
    Cumulative effect of a change in accounting..     1.33       --        --
                                                  --------  --------  --------
    Net income................................... $   3.19  $   0.56  $   1.20
                                                  ========  ========  ========
  Diluted earnings per share:
    Income from continuing operations............ $   1.82  $   0.62  $   1.20
    Discontinued operations......................      --       0.07       --
    Extraordinary loss on retirement of debt.....      --       0.13       --
    Cumulative effect of a change in accounting..     1.24       --        --
                                                  --------  --------  --------
    Net income................................... $   3.06  $   0.56  $   1.20
                                                  ========  ========  ========
Cash dividends per common share (Based on actual
 outstanding shares, not adjusted for the
 merger)......................................... $   0.50  $   0.50  $   0.50

                See notes to consolidated financial statements.

                          AK STEEL HOLDING CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1999 and 2000
                             (dollars in millions)

                                                          1999         2000
                                                       -----------  ----------
                        ASSETS
Current Assets:
  Cash and cash equivalents........................... $      54.4  $     86.8
  Accounts receivable, net (Note 1)...................       507.2       517.7
  Inventories, net (Note 1)...........................       797.6       848.4
  Deferred tax asset (Note 5).........................        64.5        54.7
  Other current assets................................         8.8        14.2
                                                       -----------  ----------
    Total Current Assets..............................     1,432.5     1,521.8
                                                       -----------  ----------
Property, Plant and Equipment (Note 1)................     4,573.5     4,682.4
  Less accumulated depreciation.......................    (1,585.7)   (1,796.7)
                                                       -----------  ----------
  Property, plant and equipment, net..................     2,987.8     2,885.7
                                                       -----------  ----------
Other Assets:
  Investment in AFSG (Note 13)........................        85.6        85.6
  Other investments...................................        51.7       114.0
  Goodwill and other intangible assets................       121.3       119.1
  Prepaid pension (Note 8)............................       148.0       206.5
  Deferred tax asset (Note 5).........................       328.0       242.2
  Other...............................................        72.2        64.9
                                                       -----------  ----------
    Total Assets...................................... $   5,227.1  $  5,239.8
                                                       ===========  ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable.................................... $     496.0  $    498.3
  Accrued liabilities.................................       297.3       262.2
  Current portion of long-term debt (Note 6)..........         5.9        63.2
  Current portion of pension and other postretirement
   benefit obligations (Note 8).......................        68.8        66.6
                                                       -----------  ----------
    Total Current Liabilities.........................       868.0       890.3
                                                       -----------  ----------
Noncurrent Liabilities:
  Long-term debt (Note 6).............................     1,451.0     1,387.6
  Pension and other postretirement benefit obligations
   (Note 8)...........................................     1,416.3     1,420.2
  Other liabilities...................................       214.0       222.4
                                                       -----------  ----------
    Total Noncurrent Liabilities......................     3,081.3     3,030.2
                                                       -----------  ----------
    Total Liabilities.................................     3,949.3     3,920.5
                                                       -----------  ----------
Stockholders' Equity: (Note 3)
  Preferred stock.....................................        14.9        12.5
  Common stock, authorized 200,000,000 shares of $.01
   par value each; issued 1999, 115,048,490 shares,
   2000, 115,832,859 shares; outstanding 1999,
   110,640,088 shares; 2000, 107,650,372 shares.......         1.2         1.2
  Additional paid-in capital..........................     1,793.6     1,803.2
  Treasury stock, common shares at cost, 1999,
   4,408,402; 2000, 8,182,487 shares..................       (80.2)     (119.4)
  Accumulated deficit.................................      (450.0)     (373.3)
  Accumulated other comprehensive income (loss) (Note
   1).................................................        (1.7)       (4.9)
                                                       -----------  ----------
Total Stockholders' Equity............................     1,277.8     1,319.3
                                                       -----------  ----------
Total Liabilities and Stockholders' Equity............ $   5,227.1  $  5,239.8
                                                       ===========  ==========

                See notes to consolidated financial statements.

                          AK STEEL HOLDING CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the Years Ended December 31, 1998, 1999 and 2000
                             (dollars in millions)

                                                        1998    1999     2000
                                                       ------  -------  ------
Cash flows from operating activities:
  Net income.......................................... $329.7  $  65.4  $132.4
                                                       ------  -------  ------
  Adjustments to reconcile net income to cash flows
   from operating activities:
    Depreciation......................................  161.2    210.7   232.0
    Amortization......................................   16.1     16.4    16.0
    Deferred income taxes.............................   71.8     57.7    91.4
    Special charges...................................    --      99.7     --
    Income from discontinued operations...............    --      (7.5)    --
    Extraordinary loss on retirement of debt..........    --      13.4     --
    Cumulative effect of a change in accounting....... (133.9)     --      --
    Other items, net..................................    5.5     (2.4)    1.4
    Changes in assets and liabilities:
      Accounts and notes receivable...................  (47.6)   (74.8)  (11.2)
      Inventories.....................................  (48.9)  (127.4)  (50.9)
      Current liabilities.............................  (59.7)    19.4   (31.6)
      Other assets....................................   10.2     (0.9)   (2.7)
      Pension asset and obligation....................  (50.6)   (19.0)  (55.6)
      Postretirement benefit obligation...............   (7.4)     0.5    (0.3)
      Other liabilities...............................  (16.1)    (1.9)    9.0
                                                       ------  -------  ------
        Total adjustments.............................  (99.4)   183.9   197.5
                                                       ------  -------  ------
      Net cash flows from operating activities........  230.3    249.3   329.9
                                                       ------  -------  ------
Cash flows from investing activities:
  Capital investments................................. (805.2)  (337.2) (137.7)
  Net sale of short-term investments..................  255.9      6.8     --
  Purchase of long-term investments...................   (1.0)    (0.2)  (66.4)
  Proceeds from the sale of investments...............   31.2      4.6     3.2
  Proceeds from sale of property, plant and equipment.   10.1      2.1     6.2
  Advances to investees...............................   (6.1)     --      --
  Other items, net....................................    0.3      0.8     0.9
                                                       ------  -------  ------
      Net cash flows from investing activities........ (514.8)  (323.1) (193.8)
                                                       ------  -------  ------
Cash flows from financing activities:
  Proceeds from issuance of common stock..............    2.0     24.7     1.6
  Proceeds from issuance of long-term debt............  221.9    460.0     --
  Principal payments on long-term debt................  (51.2)  (530.8)   (6.0)
  Purchase of treasury stock..........................  (39.6)    (1.5)  (39.2)
  Purchase of preferred stock.........................    --    (115.8)   (2.2)
  Preferred stock dividends paid......................   (9.8)    (7.6)   (1.0)
  Common stock dividends paid.........................  (29.7)   (35.1)  (54.9)
  Underwriting discount and stock issuance expense....   (0.2)   (10.8)    --
  Other items, net....................................   (0.3)    (1.6)   (2.0)
                                                       ------  -------  ------
      Net cash flows from financing activities........   93.1   (218.5) (103.7)
                                                       ------  -------  ------
Net increase (decrease) in cash and cash equivalents.. (191.4)  (292.3)   32.4
  Cash and cash equivalents, beginning of period......  538.1    346.7    54.4
                                                       ------  -------  ------
  Cash and cash equivalents, end of period............ $346.7  $  54.4  $ 86.8
                                                       ======  =======  ======

                See notes to consolidated financial statements.

                          AK STEEL HOLDING CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (dollars in millions)

                                           Additional           Accum-
                          Preferred Common  Paid-In-  Treasury  ulated
                            Stock   Stock   Capital    Stock    Deficit  Other   Total
                          --------- ------ ---------- --------  -------  -----  --------
Balance, December 31,
 1997...................   $ 130.4   $1.0   $1,682.5  $ (48.2)  $(762.9) $ 2.5  $1,005.3
Net income..............                                          329.7            329.7
Unrealized gain on
 marketable securities..                                                  (0.5)     (0.5)
Stock options exercised.                         2.0                                 2.0
Tax benefit from
 exercise of stock
 options................                         0.2                                 0.2
Tax benefit from vesting
 of restricted stock....                         0.2                                 0.2
Purchase of stock.......                                (39.6)                     (39.6)
Preferred stock $.90625
 cash dividend per
 quarter................                                           (9.8)            (9.8)
Common stock $.125 cash
 dividend per quarter...                                          (29.7)           (29.7)
Translation adjustment..                                                   0.3       0.3
Minimum pension
 liability..............                                                  (2.6)     (2.6)
Issuance of restricted
 stock, net.............              0.1        8.5                                 8.6
Unamortized restricted
 stock..................                        (1.4)                               (1.4)
                           -------   ----   --------  -------   -------  -----  --------
Balance, December 31,
 1998...................     130.4    1.1    1,692.0    (87.8)   (472.7)  (0.3)  1,262.7
Net income..............                                           65.4             65.4
Unrealized gain on
 marketable securities..                                                  (1.2)     (1.2)
Stock options exercised.                        31.7                                31.7
Tax benefit from
 exercise of stock
 options................                         5.5                                 5.5
Purchase of treasury
 stock..................                                 (1.5)                      (1.5)
Sale of treasury stock..                        (1.1)     9.1                        8.0
Conversion of preferred
 stock to common stock..    (115.5)   0.1      115.4                                 --
Conversion of minority
 interest preferred
 stock..................                       (62.3)                              (62.3)
Conversion of minority
 interest to common
 stock..................                         2.1                                 2.1
Preferred stock $.90625
 cash dividend per
 quarter................                                           (7.6)            (7.6)
Common stock $.125 cash
 dividend per quarter...                                          (35.1)           (35.1)
Translation adjustment..                                                  (1.4)     (1.4)
Minimum pension
 liability..............                                                   1.2       1.2
Issuance of restricted
 stock, net.............                        10.8                                10.8
Unamortized restricted
 stock..................                        (0.5)                               (0.5)
                           -------   ----   --------  -------   -------  -----  --------
Balance, December 31,
 1999...................      14.9    1.2    1,793.6    (80.2)   (450.0)  (1.7)  1,277.8
Net income..............                                          132.4            132.4
Unrealized gain on
 marketable securities..                                                  (1.3)     (1.3)
Stock options exercised.                         4.2                                 4.2
Tax benefit from
 exercise of stock
 options................                        (0.6)                               (0.6)
Purchase of treasury
 stock..................                                (39.2)                     (39.2)
Purchase of preferred
 stock..................      (2.4)                                 0.2             (2.2)
Preferred stock $.90625
 cash dividend per
 quarter................                                           (1.0)            (1.0)
Common stock $.125 cash
 dividend per quarter...                                          (54.9)           (54.9)
Translation adjustment..                                                  (2.1)     (2.1)
Minimum pension
 liability..............                                                   0.2       0.2
Issuance of restricted
 stock, net.............                         7.6                                 7.6
Unamortized restricted
 stock..................                        (1.6)                               (1.6)
                           -------   ----   --------  -------   -------  -----  --------
Balance, December 31,
 2000...................   $  12.5   $1.2   $1,803.2  $(119.4)  $(373.3) $(4.9) $1,319.3
                           =======   ====   ========  =======   =======  =====  ========

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

  There is no summarized financial information included for AK Steel because there is no substantial difference in the operations of AK Steel and AK Holding and because AK Steel's indebtedness for borrowed money is fully and unconditionally guaranteed by AK Holding. AK Holding has no independent operations.

  As described more fully in Note 2, the Company completed a transaction on September 30, 1999, whereby Armco Inc. ("Armco") merged with and into AK Steel, and AK Steel became the surviving company. The transaction is accounted for as a pooling of interests and, therefore, the consolidated financial statements presented herein reflect the combined financial position, results of operations and cash flows of Armco and the Company as if they had been combined for all periods presented. Prior to September 30, 1999, AK Steel and Armco, in the normal course of business, entered into certain transactions for the purchase and conversion of material. These intercompany transactions have been eliminated in the accompanying financial statements. All references to the number of common shares outstanding and per share amounts, except dividends per share, have given effect to the Armco merger.

  These financial statements consolidate the operations and accounts of the Company and all subsidiaries in which the Company has a controlling interest. Further information about operating segments is included in Note 9.

  Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires the use of management estimates. Actual results could differ from those estimates.

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

  Supplemental Disclosure of Cash Flow Information:

                                                            1998   1999   2000
                                                            ----- ------ ------
   Cash paid (received) during the period for:
     Interest (net of interest capitalized)................ $79.0 $114.3 $127.1
     Income taxes..........................................  25.7    6.2   (9.0)

  Supplemental Cash Flow Information Regarding Noncash Investing and Financing
Activities: The Company granted to certain employees shares of its common stock with values, net of cancellations, of $8.6, $10.8 and $7.6 in 1998, 1999 and 2000, respectively, under its restricted stock award programs (Note 4). During 1999, holders of the Company's $3.625 cumulative convertible preferred stock converted their shares with a total redemption value of $115.5 into common stock and holders of Armco's other preferred stock issues converted their shares with a redemption value of $2.1 into common stock (Note 2).

  Fair Value of Financial Instruments: The carrying value of the Company's financial instruments does not differ materially from their estimated fair value (primarily based on quoted market prices) in 1999 and 2000 with the exception of the Company's long-term debt and certain derivative contracts. At December 31, 2000, the fair

                         AK STEEL HOLDING CORPORATION

                (dollars in millions, except per share amounts) value of the Company's long-term debt, including current maturities, was approximately $1,358.3. This amount was determined primarily from quoted market prices, where possible. The fair value estimate was based on pertinent information available to management as of December 31, 2000. Management is not aware of any significant factors that would materially alter this estimate since that date. The fair value of the Company's long-term debt, including current maturities, at December 31, 1999 was approximately $1,445.2.

  At December 31, 2000, the Company had an unrecorded receivable of $46.5 related to the fair value of cash settled commodity futures contracts used to hedge the future price of natural gas. The Company also had unrecorded payables of $0.2 each for derivative hedges of nickel and zinc, and a payable of $0.5 for foreign exchange contracts for the sale of euros. These contracts had notional principal values of $62.8 for natural gas, $3.3 for nickel, $6.5 for zinc and $18.2 for foreign exchange. The values of similar contracts at the end of 1999 were negligible.

  In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires the Company to mark-to-market its derivative instruments. The Company adopted the new standard on January 1, 2001 and expects to record income of $27.5, net of tax, in other comprehensive income. The Company is a party to derivative forward contracts that are designated and qualify as cash flow hedges under SFAS No.
133. They include contracts for natural gas, nickel, zinc and aluminum, as well as for the sale of euros. The Company does not enter into derivative contracts that do not qualify for treatment as a hedge transaction.

  Accounts Receivable: The allowance for doubtful accounts was $4.5 and $5.0 at December 31, 1999 and 2000.

  Inventories: Inventories are valued at the lower of cost or market. The cost of the majority of inventories is measured on the last in, first out ("LIFO") method. Other inventories are measured principally at average cost and consist mostly of foreign inventories and certain raw materials.

                                                                  1999    2000
                                                                 ------  ------
   Inventories on LIFO:
     Finished and semifinished.................................. $620.1  $704.1
     Raw materials and supplies.................................  175.5   161.5
     Adjustment to state inventories at LIFO value..............  (22.8)  (42.1)
                                                                 ------  ------
       Total....................................................  772.8   823.5
   Other inventories............................................   24.8    24.9
                                                                 ------  ------
       Total inventories........................................ $797.6  $848.4
                                                                 ======  ======

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

                         AK STEEL HOLDING CORPORATION

                (dollars in millions, except per share amounts)

  Property, Plant and Equipment: Plant and equipment are depreciated under the straight line method over their estimated lives ranging from 2 to 40 years. The Company's property, plant and equipment balances as of December 31, 1999 and 2000 are as follows:

                                                             1999       2000
                                                           ---------  ---------
   Land, land improvements and leaseholds................. $   137.5  $   133.6
   Buildings..............................................     333.8      330.3
   Machinery and equipment................................   3,965.7    4,108.8
   Construction in progress...............................     136.5      109.7
                                                           ---------  ---------
     Total................................................   4,573.5    4,682.4
   Less accumulated depreciation..........................  (1,585.7)  (1,796.7)
                                                           ---------  ---------
   Property, plant and equipment, net..................... $ 2,987.8  $ 2,885.7
                                                           =========  =========

  Goodwill and Other Intangible Assets: Goodwill and other intangible assets primarily consist of goodwill recorded in connection with Armco's acquisition of Cyclops Industries, Inc. on April 24, 1992. This goodwill is being amortized using the straight-line method over 40 years. Also included are goodwill and other intangible assets acquired in Armco's purchase of Douglas Dynamics, L.L.C. on July 2, 1991. These assets are being amortized over their estimated useful lives, the majority of which do not exceed 17 years. Amortization expense was $6.1 in each of the years 1998, 1999 and 2000. At December 31, 1999 and 2000, accumulated amortization of goodwill and other intangible assets was $48.7 and $54.8, respectively.

  The Company assesses whether its goodwill and other intangible assets are impaired as required by Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," based on an evaluation of undiscounted projected cash flows through the remaining amortization period. If an impairment exists, the amount of such impairment is determined based on the estimated fair value of the asset.

                         AK STEEL HOLDING CORPORATION

                (dollars in millions, except per share amounts)

  Earnings Per Share: The reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows:

                                                             1998  1999   2000
                                                            ------ ----- ------
Income for calculation of basic earnings per share:
  Income from continuing operations........................ $195.8 $71.3 $132.4
  Less: Preferred stock dividends..........................    9.8   7.6    1.0
                                                            ------ ----- ------
  Income from continuing operations available to common
   stockholders............................................  186.0  63.7  131.4
  Income from discontinued operations......................    --    7.5    --
  Extraordinary loss on retirement of debt.................    --   13.4    --
  Cumulative effect of a change in accounting..............  133.9   --     --
                                                            ------ ----- ------
  Net income available to common stockholders.............. $319.9 $57.8 $131.4
                                                            ====== ===== ======

Common shares outstanding (weighted average in millions)...  100.6 102.4  109.5
                                                            ====== ===== ======
Basic earnings per share:
  Income from continuing operations........................ $ 1.86 $0.62 $ 1.20
  Discontinued operations..................................    --   0.07    --
  Extraordinary loss.......................................    --   0.13    --
  Cumulative effect of a change in accounting..............   1.33   --     --
                                                            ------ ----- ------
  Net income............................................... $ 3.19 $0.56 $ 1.20
                                                            ====== ===== ======
Income for calculation of diluted earnings per share:
  Income from continuing operations........................ $195.8 $71.3 $132.4
  Less: Preferred stock dividends..........................    --    7.6    1.0
                                                            ------ ----- ------
  Income from continuing operations available to common
   stockholders............................................  195.8  63.7  131.4
  Discontinued operations..................................    --    7.5    --
  Extraordinary loss.......................................    --   13.4    --
  Cumulative effect of a change in accounting..............  133.9   --     --
                                                            ------ ----- ------
  Net income available to common stockholders.............. $329.7 $57.8 $131.4
                                                            ====== ===== ======
Shares (weighted average in millions):
  Common shares outstanding................................  100.6 102.4  109.5
  Assumed conversion of preferred stock....................    7.0   --     --
  Common stock options outstanding.........................    0.3   0.5    0.1
                                                            ------ ----- ------
  Common shares outstanding as adjusted....................  107.9 102.9  109.6
                                                            ====== ===== ======
Diluted earnings per share:
  Income from continuing operations........................ $ 1.82 $0.62 $ 1.20
  Discontinued operations..................................    --   0.07    --
  Extraordinary loss.......................................    --   0.13    --
  Cumulative effect of a change in accounting..............   1.24   --     --
                                                            ------ ----- ------
  Net income............................................... $ 3.06 $0.56 $ 1.20
                                                            ====== ===== ======

  At the end of each year, the Company had outstanding stock options and/or convertible preferred stock whose exercise or conversion could, under certain circumstances, further dilute earnings per share. The following

                         AK STEEL HOLDING CORPORATION

                (dollars in millions, except per share amounts) shares of potentially issuable common stock were not included in the above weighted average shares outstanding because to do so would have had an antidilutive effect on earnings per share for the years presented.

(Common shares in millions)                                       1998 1999 2000
---------------------------                                       ---- ---- ----
Stock options.................................................... 2.4  0.6  3.3
$3.625 convertible preferred stock............................... --   0.8  0.7

  Research and Development Costs: The Company conducts a broad range of research and development activities aimed at improving existing products and manufacturing processes and developing new products and processes. Research and development costs are recorded as expense when incurred. Research and development costs incurred in 1998, 1999 and 2000 were $18.6, $16.8 and $15.3, respectively.

  Concentrations of Credit Risk: The Company is primarily a producer of flat-rolled carbon, stainless and electrical steels and steel products, which are sold to a number of markets, including automotive, industrial machinery and equipment, construction, power distribution and appliances. The Company sells domestically to customers primarily in the Midwestern and Eastern United States, while approximately 8% of sales are to foreign customers, primarily in Canada, Mexico and Western Europe. Approximately 36% of trade receivables outstanding at December 31, 2000 are due from businesses associated with the U.S. automotive industry. Except in a few situations where the risk warrants it, collateral is not required on trade receivables; and while it believes its trade receivables will be collected, the Company anticipates that in the event of default it would follow normal collection procedures. Overall, credit risk related to trade receivables is limited due to the large number of customers in differing industries and geographic areas.

  Accumulated Other Comprehensive Income: The components of accumulated other comprehensive income (loss) at December 31 are as follows:

                                                           1998   1999   2000
                                                           -----  -----  -----
   Foreign currency translation........................... $ 0.8  $(0.6) $(2.7)
   Unrealized gain/(loss) on investments..................   1.5    0.3   (1.0)
   Minimum pension liability..............................  (2.6)  (1.4)  (1.2)
                                                           -----  -----  -----
   Total.................................................. $(0.3) $(1.7) $(4.9)
                                                           =====  =====  =====

  Reclassifications: Certain amounts in the prior year financial statements have been reclassified to conform to the 2000 presentation. In particular, the Consolidated Statements of Income reflect the reclassification of freight billed to customers as a component of net sales in accordance with Emerging Issues Task Force Consensus 00-10, "Accounting for Shipping and Handling Fees and Costs." Net sales and cost of products sold each increased over the amounts previously reported by $71.3, $83.5 and $94.3 for the years 1998, 1999 and 2000, respectively.

2. Merger with Armco Inc.

  On September 30, 1999, the Company consummated the merger of Armco with and into AK Steel. Armco was a leading producer of stainless and electrical steels and, in addition, owned and operated a manufacturer of steel pipe and tubing products, a manufacturer of snowplows and ice control products for four-wheel drive light trucks, and an industrial park on the Houston, Texas ship channel. Upon the effectiveness of the merger, each outstanding share of Armco common stock was converted into the right to receive .3829 shares of AK Holding common stock. As a result, AK Holding issued 41,616,577 shares of common stock. In addition, the outstanding shares of one of Armco's three series of convertible preferred stock were converted into the right to receive a

                         AK STEEL HOLDING CORPORATION

                (dollars in millions, except per share amounts) like number of shares of a substantially identical new series of cumulative convertible preferred stock of AK Holding, which is described more fully in
Note 3.

  Lastly, the Company paid cash of $116.5, including one month's dividends, and issued 28,331 shares of its common stock to convert the outstanding shares of the two remaining series of Armco's convertible preferred stock. For periods prior to the merger, dividends on these two series of preferred stock are reported as minority interest on the Consolidated Statements of Income.

  Historically, Armco did not provide for federal income taxes at full statutory rates. However, to reflect its book tax rate in income from continuing operations on a combined basis, the Company accrued additional income tax expense of $37.9 for 1998 and $17.5 for the first six months of 1999.

  As more fully discussed in Note 8, the Company conformed the AK Steel and Armco methods of amortizing unrecognized net gains and losses related to its obligations for pensions and other postretirement benefits. In 1998, the Company recognized income of $133.9 (net of tax), or $1.24 per diluted share, for the cumulative effect of this accounting change.

  The following presents a reconciliation of previously reported results of AK Holding and Armco to the results of the merged Company. Eliminations/other primarily reflects the elimination of intercompany transactions, the additional accrual of income taxes, including taxes on extraordinary losses and cumulative effect of the accounting change. The adjustment in eliminations/other for stockholders' equity also includes cumulative credits for revaluations of the deferred tax asset of $335.2 in 1998 and $210.0 in 1999.

                                           AK             Elimination/
                                        Holding   Armco      Other      Total
                                        -------- -------- ------------ --------
For the year 1998
  Revenues............................. $2,448.3 $1,723.1   $ (70.4)   $4,101.0
  Cumulative effect of an accounting
   change..............................      --     237.5    (103.6)      133.9
  Net income...........................    114.5    347.1    (131.9)      329.7
  Stockholders' equity.................    929.5    178.7     154.5     1,262.7

Six months ended June 30, 1999
  Revenues............................. $1,348.1 $  884.9   $ (53.1)   $2,179.9
  Extraordinary loss on retirement of
   debt................................     12.0      2.8      (1.4)       13.4
  Net income...........................     35.5     63.7     (29.9)       69.3
  Stockholders' equity.................    957.4    235.5     132.0     1,324.9

3. Stockholders' Equity

  Preferred Stock: The Company's $3.625 preferred stock ranks senior to its common stock with respect to dividends and upon liquidation. The holders of this preferred stock are entitled to one vote per share with respect to all matters to be voted upon by the stockholders of the Company. Each share may be converted, at the holder's option, into 2.6 shares of the Company's common stock. At the Company's option, each share of preferred stock may be redeemed at a price of $50.725 until October 15, 2001. This price, then, is reduced at twelve-month intervals until it reaches $50 per share on and after October 15, 2002. Upon dissolution, liquidation or winding up of the Company, whether voluntary or involuntary, holders of the $3.625 preferred stock are entitled to a payment of $50 per share plus accrued but unpaid dividends before payments can be made to the holders of common stock. At December 31, 1999 and 2000, there were authorized and issuable 307,931 and 259,481 shares, respectively, of $3.625 preferred stock with a $1 per share par value, all of which were outstanding.

  Common Stock: The holders of common stock are entitled to receive dividends when and as declared by the Board of Directors out of funds legally available for distribution. The holders have one vote per share in respect of all matters and are not entitled to preemptive rights.

                         AK STEEL HOLDING CORPORATION

                (dollars in millions, except per share amounts)

  Dividends: The Company has paid quarterly dividends on its common stock since November 15, 1995. A dividend of $0.125 per share was paid in each quarter of 1999 and 2000. In addition, since December 31, 1999, the Company has paid regular quarterly dividends of $0.90625 per share on its preferred stock. The declaration and payment of cash dividends on common and preferred stock is subject to restrictions imposed by instruments governing its senior debt. At December 31, 2000, the Company had $27.2 available under these instruments for the payment of cash dividends.

  On January 18, 2001, the Board of Directors declared a reduced quarterly common stock dividend of $0.0625 per share payable on February 28, 2001 to shareholders of record on February 1, 2001.

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

  The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for the SIP. The compensation cost that has been charged against income for the restricted stock awards issued under the SIP and Armco's award program was $4.7, $8.1 and $5.9 for 1998, 1999 and 2000, respectively. The Company adopted the pro forma disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" in 1996. Had compensation cost

                         AK STEEL HOLDING CORPORATION

                (dollars in millions, except per share amounts) for the Company's SIP and Armco's plan been determined based on the fair value at the grant dates for awards under these plans consistent with the methodology of SFAS No. 123, the Company's net income and earnings per share for 1998, 1999 and 2000 would have been reduced to the pro forma amounts indicated below:

                                                             1998  1999   2000
                                                            ------ ----- ------
Net income..................................... As reported $329.7 $65.4 $132.4
                                                Pro forma    327.4  62.6  129.8
Basic earnings per share....................... As reported   3.19  0.56   1.20
                                                Pro forma     3.16  0.54   1.18
Diluted earnings per share..................... As reported   3.06  0.56   1.20
                                                Pro forma     3.04  0.53   1.18

  The fair value of the options to purchase shares of AK Holding common stock is estimated on the grant date using a Black-Scholes option pricing model considering the appropriate dividend rates along with the following weighted average assumptions:

                                                        1998     1999     2000
                                                      -------- -------- --------
Expected volatility.................................. 20.1%    25.2%    30.2%
Risk free interest rates............................. 5.67%    5.61%    6.64%
Expected lives....................................... 5.0 yrs. 5.0 yrs. 5.0 yrs.

  The fair value of options to purchase Armco stock included the expectation that no dividends would be paid on the stock along with the following weighted average assumptions:

                                                        1998     1999     2000
                                                      -------- -------- --------
Expected volatility.................................. 40.0%    40.0%    N/A
Risk free interest rates............................. 5.50%    4.70%    N/A
Expected lives....................................... 5.0 yrs. 5.0 yrs. N/A

  A summary of the status of stock options under the SIP and Armco's plan as of December 31, 1998, 1999 and 2000 and changes during each of those years is presented below:

                                 1998               1999               2000
                          ------------------ ------------------ ------------------
                                    Weighted           Weighted           Weighted
                                    Average            Average            Average
                                    Exercise           Exercise           Exercise
Stock Options              Shares    Price    Shares    Price    Shares    Price
-------------             --------- -------- --------- -------- --------- --------
Outstanding at beginning
 of year................  3,558,350  $16.36  4,067,517  $16.27  2,883,471  $17.90
Granted.................    820,291   16.31    943,254   18.58    789,000   16.15
Exercised...............    142,416   14.07  1,702,851   14.34    252,952   13.02
Forfeited...............     97,373   17.81    391,658   16.97     14,000   19.27
Expired.................     71,335   23.06     32,791   31.60        --      --
                          ---------          ---------          ---------
Outstanding at end of
 year...................  4,067,517   16.27  2,883,471   17.90  3,405,519   17.88
                          =========          =========          =========
Options exercisable at
 year end...............  2,570,283   15.98  1,956,169   15.68  2,156,047   17.60
Weighted average fair
 value of options
 granted during the
 year...................    820,291    5.18    943,254    5.68    789,000    4.59

                         AK STEEL HOLDING CORPORATION

                (dollars in millions, except per share amounts)

  The following table summarizes information about stock options outstanding at December 31, 2000:

                                 Options Outstanding        Options Exercisable
                           -------------------------------- --------------------
                                        Weighted
                                         Average   Weighted             Weighted
         Range of                       Remaining  Average              Average
         Exercise                      Contractual Exercise             Exercise
          Prices           Outstanding    Life      Price   Exercisable  Price
         --------          ----------- ----------- -------- ----------- --------
$ 8.84 to $11.94..........    462,772   6.1 yrs.    $11.05    258,772    $11.70
$11.95 to $15.04..........    503,784   4.1 yrs.     13.77    503,784     13.77
$15.05 to $18.14..........    173,475   6.6 yrs.     17.57    125,812     17.54
$18.15 to $21.24..........  1,663,160   7.2 yrs.     19.11    980,669     19.61
$21.25 to $24.33..........    577,328   5.9 yrs.     23.13    278,675     22.70
$24.34 to $27.44..........     25,000   8.3 yrs.     26.64      8,335     26.64

  During 1998, 1999 and 2000, the Company issued to certain employees 611,324, 650,973 and 476,641 shares of common stock, subject to restrictions, with weighted average grant-date fair values of $16.31, $18.39 and $12.68 per share, respectively.

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

  The United States and foreign components of income before income taxes consist of the following:

                                                             1998   1999   2000
                                                            ------ ------ ------
   United States........................................... $307.2 $140.0 $208.2
   Foreign.................................................    2.2    1.9    1.9
                                                            ------ ------ ------
     Total................................................. $309.4 $141.9 $210.1
                                                            ====== ====== ======

  Significant components of the Company's deferred tax assets and liabilities at December 31, 1999 and 2000 are as follows:

                                                                1999     2000
                                                               -------  -------
Deferred tax assets:
  Net operating loss and tax credit carryforwards............. $ 510.1  $ 420.4
  Postretirement reserves.....................................   569.7    571.6
  Other reserves..............................................   131.2    124.0
  Valuation reserve...........................................  (210.5)  (139.5)
                                                               -------  -------
    Total deferred assets..................................... 1,000.5    976.5
                                                               -------  -------
Deferred tax liabilities:
  Depreciable assets..........................................  (512.4)  (573.3)
  Inventories.................................................   (47.2)   (27.8)
  Pension assets..............................................   (48.4)   (78.5)
                                                               -------  -------
    Total deferred liabilities................................  (608.0)  (679.6)
                                                               -------  -------
    Net asset................................................. $ 392.5  $ 296.9
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

  At December 31, 2000, the Company had regular tax net operating loss carryforwards for federal tax purposes expiring as follows:

                                                                       Net
                                                                  Operating Loss
       Year Expiring                                               Carryforward
       -------------                                              --------------
       2003......................................................     $  9.1
       2004......................................................      129.4
       2005......................................................      243.1
       2006......................................................      199.2
       2007......................................................      139.8
       2008......................................................       33.3
       2009......................................................       44.4
       2010......................................................       35.1
       2019......................................................       64.6
       2020......................................................       18.0
                                                                      ------
         Total...................................................     $916.0
                                                                      ======

  At December 31, 2000 the Company had Alternative Minimum Tax ("AMT") net operating loss carryforwards of $512.0 which, unless utilized, will expire in the years 2001 through 2009. In addition, at December 31, 2000, the Company had unused AMT credit carryforwards of $70.5, which may be used to offset future regular income tax liabilities. These credits can be carried forward indefinitely.

  The Company's ability to utilize Armco's net operating loss, capital loss, and tax credit carryforwards as of the date of the merger will be limited by
Section 382 of the Internal Revenue Code. The Company has recorded a valuation reserve for those carryforward amounts that are expected to expire prior to being used as a result of the limits imposed by Section 382.

                         AK STEEL HOLDING CORPORATION

                (dollars in millions, except per share amounts)

  Significant components of the provision for income taxes are as follows:

                                                             1998  1999   2000
                                                            ------ -----  -----
   Continuing operations:
     Current:
       Federal............................................. $ 29.7 $ 2.3  $(9.7)
       State...............................................    2.9   3.5   (4.9)
       Foreign.............................................    1.1   0.7    0.9
     Deferred:
       Federal.............................................   60.4  60.8   71.2
       State...............................................   11.4  (3.4)  20.2
                                                            ------ -----  -----
         Total tax provision on continuing operations......  105.5  63.9   77.7
   Extraordinary loss on early retirement of debt..........    --   (8.7)   --
   Cumulative effect of a change in accounting.............   89.0   --     --
                                                            ------ -----  -----
         Total tax provision............................... $194.5 $55.2  $77.7
                                                            ====== =====  =====

  The reconciliation of income tax on continuing operations computed at the U.S. federal statutory tax rates to actual income tax expense is as follows:

                                                           1998   1999    2000
                                                          ------  -----  ------
   Income at statutory rate.............................. $107.5  $49.0  $ 72.9
   State and foreign tax provisions......................   15.4    0.8    16.2
   Reduction in deferred tax asset valuation reserve.....   (2.5)  (0.2)  (84.7)
   Tax exempt state/local interest income................   (2.8)   --      --
   Non-taxable anti-trust damage recoveries..............   (3.7)   --      --
   Expired net operating and capital loss carryovers.....    --     --     73.9
   Non-deductible severance and merger expenses..........    --    14.5     --
   Other permanent differences...........................   (8.4)  (0.2)   (0.6)
                                                          ------  -----  ------
     Total tax provision on continuing operations........ $105.5  $63.9  $ 77.7
                                                          ======  =====  ======

  The Company and the Internal Revenue Service have concluded the examinations of federal income tax returns filed for the years 1994 through 1998. In addition, in the normal course of business the state and local tax returns of the Company and its subsidiaries are routinely subjected to examination by various taxing jurisdictions. However, the Company believes that the outcomes of these examinations will not have any material adverse impact on the Company's financial position, results of operations or cash flows.

  The statute of limitations has lapsed with respect to Armco's federal income tax returns for 1996 and prior years, and as a result these returns are closed to assessments of additional tax. However, the NOL carryforwards from these years remain open to adjustment. Armco has been in a cumulative NOL carryforward position since 1983. In addition, at the time of the merger in 1999, Armco had loss carryforwards that were substantially in excess of the amounts that are expected to be used each year after the merger, because of the limits on the loss utilization imposed by Section 382. Consequently, the Company believes that any IRS audit adjustments to the loss carryforwards would not be sufficient to reduce the carryovers below the amounts for which a deferred tax benefit has been provided.

                         AK STEEL HOLDING CORPORATION

                (dollars in millions, except per share amounts)

6. Long-Term Debt and Other Financing

  At December 31, 1999 and 2000, the Company's long-term debt was as follows:

                                                                1999     2000
                                                              -------- --------
   Senior Secured Notes Due 2004 (interest rates of 8.48% to
    9.05%)..................................................  $  250.0 $  250.0
   9 1/8% Senior Notes Due 2006.............................     550.0    550.0
   9% Senior Notes Due 2007.................................     117.4    117.4
   8 7/8% Senior Notes Due 2008.............................      33.6     33.5
   7 7/8% Senior Notes Due 2009.............................     450.0    450.0
   Tax Exempt Financing Due 2008 through 2029 (variable
    rates of 3.05% to 6.10% in 2000)........................      51.7     50.9
   Other, including unamortized discount....................       4.2     (1.0)
                                                              -------- --------
       Total debt...........................................   1,456.9  1,450.8
   Less: current maturities.................................       5.9     63.2
                                                              -------- --------
       Total long-term debt.................................  $1,451.0 $1,387.6
                                                              ======== ========

  At December 31, 2000, the maturities of long-term debt are as follows:

   2001................................................................ $   63.2
   2002................................................................     63.3
   2003................................................................     62.5
   2004................................................................     62.5
   2005................................................................      --
   2006 and thereafter.................................................  1,199.3
                                                                        --------
       Total........................................................... $1,450.8
                                                                        ========

  The proceeds of the Senior Secured Notes Due 2004 were used for the construction of the Rockport Works and the notes are collateralized by Rockport's hot-dip galvanizing and galvannealing line and its continuous cold mill. In addition, at December 31, 1999 and 2000, $7.4 and $1.5, respectively, of long-term debt, including current maturities, represents financing used to construct certain other fixed assets, which are pledged as collateral.

  On January 14, 1999, Armco redeemed the entire $111.0 outstanding principal amount of its 9-3/8% Senior Notes Due 2000 at a price of 101.75% of their principal amount. The redemption resulted in an extraordinary loss of $2.8 ($1.7 after taxes, or $0.02 per share).

  On February 10, 1999, AK Steel issued $450.0 principal amount of 7-7/8% Senior Notes Due 2009 at 99.623% of their principal amount. On April 1, 1999, AK Steel used $338.1 of the net proceeds from the sale of these notes to finance the redemption of its 10-3/4% Senior Notes Due 2004 at a price of 104.031% of their principal amount. The redemption resulted in an extraordinary loss of $19.3 ($11.7 after taxes, or $0.11 per share).

  At December 31, 2000, net of $75.3 used to support letters of credit, the Company had $224.7 of availability under its $300.0 accounts receivable purchase credit facility, which expires September 30, 2004.

                         AK STEEL HOLDING CORPORATION

                (dollars in millions, except per share amounts)

7. Operating Leases

  Rental expense was $21.3, $25.2 and $25.7 for 1998, 1999 and 2000, respectively.

  At December 31, 2000, obligations to make future minimum lease payments were as follows:

   2001.................................................................... $1.7
   2002....................................................................  1.4
   2003....................................................................  1.1
   2004....................................................................  0.8
   2005....................................................................  0.4

8. Pension and Other Postretirement Benefit Plans

  The Company provides noncontributory pension benefits to most employees and provides various health care and life insurance benefits to most retirees. At December 31, 2000, pension funding credits of $434.6 were available to offset future minimum funding requirements under the Employee Retirement Income Security Act of 1974. Although most retiree health and life insurance benefits are funded as claims are paid, the Company has established a health care trust as a means of prefunding a portion of these benefits.

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

                         AK STEEL HOLDING CORPORATION

                (dollars in millions, except per share amounts)

                                      Pension Benefits      Other Benefits
                                      ------------------  --------------------
                                        1999      2000      1999       2000
                                      --------  --------  ---------  ---------
Change in benefit obligations:
  Benefit obligations at beginning
   of year..........................  $3,482.2  $3,229.8  $ 1,461.9  $ 1,412.0
  Service cost......................      35.9      33.9        9.5        8.3
  Interest cost.....................     228.8     239.7       96.7      105.2
  Plan participants' contributions..       --        --        10.3       13.4
  Actuarial loss/(gain).............    (280.5)    (72.0)     (59.7)      58.7
  Amendments........................      45.1      22.8        --         0.4
  Benefits paid.....................    (293.7)   (317.5)    (111.2)    (121.5)
  Curtailments......................       4.6       --         2.3        --
  Settlements.......................       6.1       --         --         --
  Special termination benefits......       1.3       --         2.2        --
                                      --------  --------  ---------  ---------
  Benefit obligations at end of
   year.............................  $3,229.8  $3,136.7  $ 1,412.0  $ 1,476.5
                                      ========  ========  =========  =========
Change in plan assets:
  Fair value of plan assets at
   beginning of year................  $3,478.8  $3,521.5  $   172.9  $   167.9
  Actual return on plan assets......     333.4     261.1       21.2       11.8
  Employer contributions............      15.9       7.3       74.7       90.0
  Plan participants' contributions..       --        --        10.3       13.4
  Settlements.......................     (12.9)      --         --         --
  Benefits paid.....................    (293.7)   (317.5)    (111.2)    (121.5)
                                      --------  --------  ---------  ---------
    Fair value of plan assets at end
     of year........................  $3,521.5  $3,472.4  $   167.9  $   161.6
                                      ========  ========  =========  =========
Funded status.......................  $  291.7  $  335.7  $(1,244.1) $(1,314.9)
Unrecognized net actuarial gain.....    (288.3)   (280.9)    (107.8)     (52.4)
Unrecognized prior service cost.....     104.4     114.4     (102.7)     (87.0)
Unrecognized initial net benefit
 obligation.........................      14.6       8.2        --         --
                                      --------  --------  ---------  ---------
    Net amount recognized...........  $  122.4  $  177.4  $(1,454.6) $(1,454.3)
                                      ========  ========  =========  =========
Amounts recognized in the
 consolidated balance sheets consist
 of:
  Prepaid benefit cost..............  $  148.0  $  206.5  $     --   $     --
  Accrued benefit liability.........     (30.5)    (32.5)  (1,454.6)  (1,454.3)
  Intangible asset..................       3.5       2.2        --         --
  Accumulated other comprehensive
   income...........................       1.4       1.2        --         --
                                      --------  --------  ---------  ---------
    Net amount recognized...........  $  122.4  $  177.4  $(1,454.6) $(1,454.3)
                                      ========  ========  =========  =========

  During the periods prior to the merger, Armco and AK Steel used different assumptions in the preparation of this information. Weighted average assumptions at year end for the consolidated Company are as follows:

                                               Pension
                                              Benefits        Other Benefits
                                           -----------------  -----------------
                                           1998  1999  2000   1998  1999  2000
                                           ----  ----  -----  ----  ----  -----
   Discount rate.......................... 6.85% 7.75%  8.00% 6.85% 7.75%  8.00%
   Expected return on plan assets......... 8.75% 9.50% 10.00% 8.75% 9.50% 10.00%
   Rate of compensation increase.......... 4.00% 4.00%  4.00% 4.00% 4.00%  4.00%

  For measurement purposes, health care costs are assumed to increase 6.5% during 2001, and thereafter decrease 1/2% per year until reaching the ultimate trend rate of 5% in 2004.

                         AK STEEL HOLDING CORPORATION

                (dollars in millions, except per share amounts)
  The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets were $33.5, $26.2 and $1.3, respectively, for 1999 and $42.1, $28.4 and $1.6, respectively, for 2000.

  The components of net periodic benefit costs for the years 1998, 1999 and 2000, excluding the cumulative effect of a change in accounting method recorded in 1998, are as follows:

                                 Pension Benefits           Other Benefits
                              -------------------------  ----------------------
                               1998     1999     2000     1998    1999    2000
                              -------  -------  -------  ------  ------  ------
   Components of net
    periodic benefit cost:
     Service cost...........  $  33.2  $  35.9  $  33.9  $  9.8  $  9.5  $  8.3
     Interest cost..........    232.2    228.8    239.7    99.0    96.7   105.2
     Expected return on plan
      assets................   (313.4)  (299.0)  (321.2)  (14.9)  (14.3)  (14.0)
     Amortization of prior
      service cost..........      7.8      8.8     12.9   (12.9)  (14.4)  (14.3)
     Recognized net
      actuarial loss/(gain).     (9.5)     3.2    (20.4)   (7.7)   (3.4)   (7.7)
     Settlement curtailment
      loss/(gain)...........      --      13.8      1.1     --     (0.7)    --
     Amortization of
      unrecognized net
      obligation............      6.3      6.4      6.3     --      --      --
                              -------  -------  -------  ------  ------  ------
       Net periodic benefit
        cost (income).......  $ (43.4) $  (2.1) $ (47.7) $ 73.3  $ 73.4  $ 77.5
                              =======  =======  =======  ======  ======  ======

  Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

                                                      One-Percentage-Point
                                                      -----------------------
                                                       Increase    Decrease
                                                      ----------  -----------
   Effect on total service cost and interest cost
    components.......................................  $    11.5  $     (10.4)
   Effect on postretirement benefit obligation.......      132.7       (119.7)

  In addition to defined benefit pension plans, most employees are eligible to participate in various defined contribution plans. Total expense related to these plans was $11.6 in 1998, $11.5 in 1999 and $12.6 in 2000.

9. Segment Information

  The Company's Steel Operations currently consist of steel production and finishing plants in Butler, Pennsylvania; Ashland, Kentucky; Coshocton, Mansfield, Middletown, and Zanesville, Ohio; and Rockport, Indiana that produce flat-rolled steels, including premium quality coated, cold-rolled and hot-rolled carbon steel, and specialty stainless and electrical steels produced in slab, hot band, and sheet and strip form. Steel products are primarily for sale to the domestic automotive, appliance, industrial machinery and equipment, and construction markets. Steel Operations also include European trading companies that buy and sell steel and manufactured steel products. At the beginning of 2000, a redundant galvanizing line in Dover, Ohio was shut down (Note 10).

  In addition, the Company owns and operates Sawhill Tubular Products, a manufacturer of a wide range of steel pipe and tubing products; Douglas Dynamics, L.L.C., the largest North American manufacturer of snowplows and ice control products for four-wheel drive light trucks; and an industrial park on the Houston, Texas ship channel. These businesses are included in Other Operations, below.

  Accounting policies for the Steel Operations are the same as those described in the summary of significant accounting policies in Note 1. Management evaluates the performance of the Steel Operations based on its operating profit. All "Corporate" expenses and assets are reflected in the Steel Operations segment.

                         AK STEEL HOLDING CORPORATION

                (dollars in millions, except per share amounts)

  Information regarding the Company's operating segment is as follows:

                                                        1998     1999     2000
                                                      -------- -------- --------
   Net Sales:
     Steel Operations................................ $3,808.7 $4,055.3 $4,277.3
     Other Operations................................    292.3    313.0    334.2
                                                      -------- -------- --------
       Total......................................... $4,101.0 $4,368.3 $4,611.5
                                                      ======== ======== ========
   Operating Profit:
     Steel Operations................................ $  333.8 $  201.7 $  300.7
     Other Operations................................     30.2     43.1     37.5
                                                      -------- -------- --------
       Total......................................... $  364.0 $  244.8 $  338.2
                                                      ======== ======== ========
   Depreciation:
     Steel Operations................................ $  153.7 $  202.7 $  223.8
     Other Operations................................      7.5      8.0      8.2
                                                      -------- -------- --------
       Total......................................... $  161.2 $  210.7 $  232.0
                                                      ======== ======== ========
   Capital Expenditures:
     Steel Operations................................ $  797.8 $  314.5 $  127.2
     Other Operations................................      7.4     22.7     10.5
                                                      -------- -------- --------
       Total......................................... $  805.2 $  337.2 $  137.7
                                                      ======== ======== ========
   Total Assets:
     Steel Operations................................ $5,098.9 $5,042.1 $5,044.0
     Other Operations................................    180.3    185.0    195.8
                                                      -------- -------- --------
       Total......................................... $5,279.2 $5,227.1 $5,239.8
                                                      ======== ======== ========

  Steel Operations operating profit in 1999 includes $99.7 of special charges (Note 10). Steel Operations operating profit also includes income (loss) from equity companies of $(1.0), $2.1 and $(1.4) for the years 1998, 1999 and 2000, respectively.

  Steel Operations net sales to General Motors, the Company's largest customer, accounted for approximately 12%, 15% and 15% of the segment's net sales in 1998, 1999 and 2000, respectively. No other customer accounted for more than 10% of segment net sales for any of these years.

  Steel Operations net sales to customers located outside the United States totaled $246.3, $263.1 and $332.0 for 1998, 1999 and 2000, respectively.

10. Special Charges

  In 1999, the Company recognized $99.7 in special charges for merger-related costs, including $28.5 of expenses incurred for banking, legal, accounting and other transaction fees, $51.1 for employee severance and certain required payments under the change-of-control provisions contained in Armco's employee benefit plans and $20.1 for the closure of a redundant facility. Approximately $54.0 of the $99.7 required the outlay of cash in 1999, with additional cash payments of approximately $7.0 made in 2000. With the exception of certain employee benefits and environmental expenditures that will be funded over a long period of time, the remainder of the special charges do not require the outlay of cash.

                         AK STEEL HOLDING CORPORATION

                (dollars in millions, except per share amounts)
  The charge for closure of a redundant facility relates to the shutdown of the carbon steel galvanizing plant in Dover, Ohio. The plant ceased production on December 17, 1999. The announced closure, effective January 29, 2000, resulted in the termination of 120 employees, the majority of which were represented hourly production workers. The following provides details of that portion of the special charge relating to the closure:

   Asset impairments..................................................... $ 7.7
   Benefit plan curtailment losses.......................................   9.7
   Termination benefits..................................................   1.0
   Environmental liabilities.............................................   1.0
   Other expenditures....................................................   0.7
                                                                          -----
     Total............................................................... $20.1
                                                                          =====

  Cash expenditures, totaling $0.7, primarily related to termination benefits, were paid in 2000. Some employee benefit and environmental expenditures will be made over a long period of time.

11. Commitments

  The principal raw materials required for AK Steel's steel manufacturing operations are carbon and stainless steel scrap, iron ore, coal, electricity, natural gas, oxygen, chrome, nickel, silicon, molybdenum, zinc, limestone and other commodity materials. In addition, AK Steel purchases carbon steel slabs from other steel producers to supplement the production from its own steelmaking facilities. Purchases of coal, iron ore and limestone, as well as transportation services, are made at negotiated prices under multi-year agreements. Purchases of carbon steel slabs, stainless steel scrap, natural gas and other raw materials are made at prevailing market prices, which are subject to fluctuation in accordance with supply and demand. AK Steel believes that adequate sources of supply exist for all of its energy and raw material requirements.

  At December 31, 2000, commitments for future capital investments, including those made to assure environmental compliance, totaled approximately $51.2, all of which will be funded in 2000.

12. Legal, Environmental Matters and Contingencies

  Domestic steel producers, including the Company, are subject to stringent federal, state and local laws and regulations relating to the protection of human health and the environment.

  The Company has expended the following for environmental-related capital investments and environmental compliance:

                                                               1998  1999 2000
                                                               ----- ---- -----
   Environmental related capital investments.................. $20.2 $7.1 $10.1
   Environmental compliance costs.............................  87.9 85.9  93.5

  In addition to the items discussed below, the Company is involved in routine litigation, environmental proceedings, and claims pending with respect to matters arising out of the normal conduct of the business. In management's opinion, the ultimate liability resulting from all claims, individually or in the aggregate, will not materially affect the Company's consolidated financial position, results of operations or cash flows.

  Federal regulations promulgated pursuant to the Clean Water Act impose categorical pretreatment limits on the concentrations of various constituents in coke plant wastewaters prior to discharge into publicly owned

                         AK STEEL HOLDING CORPORATION

                (dollars in millions, except per share amounts) treatment works ("POTW"). Due to concentrations of ammonia and phenol in excess of these limits at the Middletown Works, the Company, through the Middletown POTW, petitioned the EPA for "removal credits," a type of compliance exemption, based on the Middletown POTW's satisfactory treatment of the Company's wastewater for ammonia and phenol. The EPA declined to review the Company's application on the grounds that it had not yet promulgated new sludge management rules. The Company thereupon sought and obtained from the Federal District Court for the Southern District of Ohio an injunction prohibiting the EPA from instituting enforcement action against the Company for noncompliance with the pretreatment limitations, pending the EPA's promulgation of the applicable sludge management regulations. Although the Company is unable to predict the outcome of this matter, if the EPA eventually refuses to grant the Company's request for removal credits, the Company could incur additional costs to construct pretreatment facilities at the Middletown Works.

  On April 19, 2000, a purported class action was filed in the United States District Court for the Southern District of Ohio by Bernard Fidel against AK Steel Holding Corporation and certain of its directors and officers, alleging material misstatements and omissions in the Company's public disclosure about its business and operations. The defendants intend to vigorously defend this action. AK Steel has filed a motion to dismiss the action, which currently is pending.

  A number of lawsuits regarding asbestos exposure are pending and continue to be filed arising out of the operations of former Armco Inc. facilities. The majority of these lawsuits are filed in Texas and arise out of Armco's former Houston Works facility. Such cases typically involve a large number of plaintiffs claiming against a large number of defendants. Armco is normally named as a defendant by a small percentage of the overall plaintiffs who are typically frequenters (independent contractors, delivery personnel, etc.) claiming that Armco exposed them to asbestos while they were on the premises. AK Steel is actively and vigorously defending these cases.

  On January 20, 1998, judgment against AK Steel in the amount of $6.5 million was entered by the United States District Court for the Southern District of Ohio, following a jury trial in a disability discrimination lawsuit brought by a former employee. On January 30, 1998, AK Steel moved for judgment in its favor as a matter of law, reduction of the damages and a new trial. On January 20, 2000, the court reduced the jury verdict to $1.5 million. The Company subsequently filed a motion for relief from that judgment, which was denied. The Company and the former employee have filed cross-appeals in the U. S. Court of Appeals for the Sixth Circuit, seeking to further reduce the verdict and reinstate the original verdict, respectively.

  At December 31, 2000, the Company had recorded $10.3 in current accrued liabilities and $40.4 in noncurrent other liabilities on its Consolidated Balance Sheets for estimated probable costs relating to environmental matters.

13. Discontinued Operations

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

  The Company's investment in AFSG Holdings, Inc. represents the net assets of its discontinued insurance and finance leasing businesses, which have been largely liquidated. The remaining operating companies are being "runoff" and the group is accounted for as discontinued operations under the liquidation basis of accounting, whereby future cash inflows and outflows are considered.

                          AK STEEL HOLDING CORPORATION

                (dollars in millions, except per share amounts)

14. Consolidated Quarterly Sales and Earnings (Unaudited)

  Earnings per share for each quarter and the year are calculated individually and may not add to the total for the year.

                                                      1999
                                  ---------------------------------------------
                                   First    Second   Third    Fourth
                                  Quarter  Quarter  Quarter  Quarter     Year
                                  -------- -------- -------- --------  --------
   Net sales..................... $1,044.9 $1,135.0 $1,075.5 $1,112.9  $4,368.3
   Gross profit..................    202.3    217.5    214.5    230.7     865.0
   Income (loss) before
    extraordinary item...........     41.3     41.4      2.4     (6.3)     78.8
     Basic earnings per share....     0.39     0.38     0.00    (0.06)     0.69
     Diluted earnings per share..     0.38     0.38     0.00    (0.06)     0.69
   Net income (loss).............     39.6     29.7      2.4     (6.3)     65.4
     Basic earnings per share....     0.37     0.27     0.00    (0.06)     0.56
     Diluted earnings per share..     0.36     0.27     0.00    (0.06)     0.56

                                                      2000
                                  ---------------------------------------------
                                   First    Second   Third    Fourth
                                  Quarter  Quarter  Quarter  Quarter     Year
                                  -------- -------- -------- --------  --------
   Net sales..................... $1,162.0 $1,249.7 $1,140.0 $1,059.8  $4,611.5
   Gross profit..................    203.3    243.7    221.3    169.5     837.8
   Net income....................     26.5     49.1     41.3     15.5     132.4
     Basic earnings per share....     0.24     0.44     0.38     0.14      1.20
     Diluted earnings per share..     0.24     0.44     0.38     0.14      1.20

  Net Income in 1999 includes the extraordinary losses described in Note 6.

Item 9. Changes in and Disagreements with Accountants.

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

  Information with respect to the Company's Executive Officers is set forth in
Part I of this Annual Report pursuant to General Instruction G of Form 10-K. The information required to be furnished pursuant to this item with respect to Directors of the Company will be set forth under the caption "Election of Directors" in the Company's proxy statement (the "2001 Proxy Statement") to be furnished to stockholders in connection with the solicitation of proxies by the Company's Board of Directors for use at the Annual Meeting of Stockholders, and is incorporated herein by reference.

  The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement, and is incorporated herein by reference.

Item 11. Executive Compensation.

  The information required to be furnished pursuant to this item will be set forth under the caption "Executive Compensation" in the 2001 Proxy Statement, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  The information required to be furnished pursuant to this item will be set forth under the caption "Stock Ownership," in the 2001 Proxy Statement, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

  The information required to be furnished pursuant to this item will be set forth under the captions "Certain Relationships and Transactions" in the 2001 Proxy Statement, and is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 10-K.

  (a) The list of financial statements filed as part of this report is submitted as a separate section, the index to which is located on page 16. Financial statement schedules are omitted because of the absence of the conditions under which they are required or because the information is set forth in the financial statements or notes thereto.

  (b) Reports on Form 8-K filed during the fourth quarter of 2000 were:

                        Item Reported                               Date
                        -------------                         -----------------
  Earnings Release...........................................  October 26, 2000
  Announcing a Change in Vice Presidents' Responsibilities... November 28, 2000
  Announcing Expectation of Lower Fourth Quarter Revenues and
   Profits................................................... December 22, 2000

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

  3.3    Certificate of Designations, Preferences, Rights and Limitations of
         Series A Junior Preferred Stock (included in Exhibit 10.16).

  3.4    Certificate of Designations of Series B $3.625 Cumulative Convertible
         Preferred Stock (incorporated herein by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the year ended December
         31, 1999).

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


 Exhibit
 Number                                Description
 -------                               -----------
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

 *10.1 Form of Executive Officer (Other Than CEO) Severance Agreement, as amended and restated through March, 2000.

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


 Exhibit
 Number                                Description
 -------                               -----------
 *10.6   Executive Minimum and Supplemental Retirement Plan, amended and restated as of January 20, 2000.

 *10.7   Amended and Restated Receivables Purchase Agreement, dated as of
         October 1, 1999, between AK Steel and AK Steel Receivables Ltd.

 *10.8   Amended and Restated Purchase and Servicing Agreement, dated as of
         October 1, 1999, among AK Steel Receivables Ltd., AK Steel, the institutions from time to time party thereto and PNC Bank, National
         Association.

 *10.9 First Consent and Amendment Agreement, dated as of December 21, 1999, to the Purchase and Servicing Agreement, dated as of October 1, 1999, among AK Steel Receivables Ltd., AK Steel, the institutions from time to time party thereto and PNC Bank, National Association.

  10.10 Deferred Compensation Plan for Management (incorporated herein by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

  10.11 Deferred Compensation Plan for Directors (incorporated herein by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

  10.12 Rights Agreement, dated as of January 23, 1996, between the Company and the Bank of New York as predecessor to Fifth Third Bank, as Rights
         Agent, with respect to the Company's Stockholder Rights Plan
         (incorporated by reference to Exhibit 1 to the Company's Registration
         Statement on Form 8-A under the Securities Exchange Act of 1934, as filed with the Commission on February 5, 1996).

  10.13  Substitution of The Fifth Third Bank as Successor Rights Agent and
         Amendment No. 1, dated September 15, 1997, to Rights Agreement dated as of January 23, 1996 (incorporated herein by reference to Exhibit
         4.1 to the Company's Current Report on Form 8-K, as filed with the Commission on September 15, 1997).

  10.14 Instrument of Resignation, Appointment and Acceptance, dated as of September 15, 1997, with respect to resignation of The Bank of New
         York as Trustee and the appointment of The Fifth Third Bank as Successor Trustee under the 1996 Indenture (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K, dated September 15, 1997).

  10.15  Long Term Performance Plan (incorporated herein by reference to
         Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

  10.26  First Amendment, dated July 17, 1997, to Executive Minimum and
         Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

 *11     Statement re: Computation of Per Share Earnings.

 *12     Statement re: Computation of Ratio of Earnings to Fixed Charges.

 *21     Subsidiaries of the Company.

 *23     Independent Auditors' consent.

 *27     Financial Data Schedule.

--------
* Filed herewith

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Middletown, State of Ohio, on February 19, 2001.

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

              Signature                          Title                   Date
              ---------                          -----                   ----

    /s/ Richard M. Wardrop, Jr.        Chairman of the Board and  February 19, 2001
______________________________________ Chief Executive Officer
       Richard M. Wardrop, Jr.

        /s/ James L. Wareham           President                  February 19, 2001
______________________________________
           James L. Wareham

       /s/ James L. Wainscott          Senior Vice President,     February 19, 2001
______________________________________ Treasurer and Chief
          James L. Wainscott           Financial Officer

        /s/ Donald B. Korade           Vice President and         February 19, 2001
______________________________________ Controller
           Donald B. Korade

______________________________________ Director
              Allen Born

        /s/ Donald V. Fites            Director                   February 19, 2001
______________________________________
           Donald V. Fites

        /s/ John A. Georges            Director                   February 19, 2001
______________________________________
           John A. Georges

       /s/ Dr. Bonnie G. Hill          Director                   February 19, 2001
______________________________________
          Dr. Bonnie G. Hill

       /s/ Robert H. Jenkins           Director                   February 19, 2001
______________________________________
          Robert H. Jenkins

       /s/ Lawrence A. Leser           Director                   February 19, 2001
______________________________________
          Lawrence A. Leser

        /s/ Daniel J. Meyer            Director                   February 19, 2001
______________________________________
           Daniel J. Meyer

      /s/ Dr. James A. Thomson         Director                   February 19, 2001
______________________________________
         Dr. James A. Thomson