Form 10-Q
period 2001-03-31
AK STEEL HOLDING CORP
filed 2001-04-27
CIK 918160

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended March 31, 2001                 Commission File No. 1-13696


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


                                              107,776,289 shares of common stock
                                              ----------------------------------
                                                     (as of April 25 , 2001)

                          AK STEEL HOLDING CORPORATION

                                      INDEX

                                                                            Page
                                                                            ----
PART I.    FINANCIAL INFORMATION


Item 1.    Financial Statements

           Condensed Consolidated Statements of Income -
               Three-Month Periods Ended March 31, 2000 and 2001              1


           Condensed Consolidated Balance Sheets -
               December 31, 2000 and March 31, 2001                           2


           Condensed Consolidated Statements of Cash Flows -
               Three-Month Periods Ended March 31, 2000 and 2001              3


           Notes to Condensed Consolidated Financial Statements               4



Item 2.    Management's Discussion and Analysis of the

               Condensed Consolidated Financial Statements                    6




PART II.   OTHER INFORMATION


Item 1.    Legal Proceedings                                                  8

Item 6.    Exhibits and Reports on Form 8-K                                   8


Signatures                                                                    9

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements




                          AK STEEL HOLDING CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in millions, except per share data)

                                                                  Three Months Ended
                                                                       March 31,
                                                              ---------------------------
                                                                2000              2001
                                                                ----              ----

     Net sales                                                $1,162.0            $ 998.8

     Cost of products sold                                       958.7              863.7
     Selling and administrative expenses                          64.9               63.7
     Depreciation                                                 60.2               59.2
                                                              --------            -------
     Total operating costs                                     1,083.8              986.6

     Operating profit                                             78.2               12.2

     Interest expense                                             33.9               34.4
     Other income                                                  0.4                1.9
                                                              --------            -------

     Income (loss) before income taxes                            44.7              (20.3)

     Income tax provision (benefit)                               18.2               (7.5)
                                                              --------            -------

     Net income (loss)                                        $   26.5            $ (12.8)
                                                              ========            =======


     Earnings per share: (Note 2)
       Basic earnings (loss) per share:                       $   0.24            $ (0.12)
       Diluted earnings (loss) per share:                         0.24              (0.12)

     Cash dividends per common share                          $ 0 .125            $0.0625

     Common shares and common share equivalents outstanding (weighted average in millions):

            For basic earnings per share                         111.2              107.8
            For diluted earnings per share                       111.3              107.8

-----------
See notes to condensed consolidated financial statements

                          AK STEEL HOLDING CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (dollars in millions)

ASSETS                                                                          December 31,              March 31,
                                                                                    2000                    2001
                                                                              ----------------        ----------------
Current Assets:
     Cash and cash equivalents                                                   $    86.8                 $  44.0
     Accounts receivable                                                             517.7                   486.3
     Inventories (Note 3)                                                            848.4                   789.5
     Deferred tax asset                                                               54.7                    52.4
     Other current assets                                                             14.2                    24.2
                                                                                  --------                 -------
         Total Current Assets                                                      1,521.8                 1,396.4
                                                                                  --------                 -------

Property, Plant and Equipment                                                      4,682.4                 4,703.7
     Less accumulated depreciation                                                (1,796.7)               (1,855.8)
                                                                                   -------                 --------
     Property, plant and equipment, net                                            2,885.7                 2,847.9
                                                                                  --------                 -------

Other Assets:
     AFSG Holdings, Inc.                                                              85.6                    85.6
     Other investments                                                               114.0                   110.6
     Goodwill and other intangible assets                                            119.1                   117.5
     Prepaid pension                                                                 206.5                   225.1
     Deferred tax asset                                                              242.2                   250.1
     Other                                                                            64.9                    55.0
                                                                                  --------                 -------

TOTAL ASSETS                                                                      $5,239.8                $5,088.2
                                                                                  ========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                              $ 498.3                 $ 383.6
     Accrued liabilities                                                             262.2                   228.3
     Current portion of long-term debt                                                63.2                    63.2
     Current portion of pension and other postretirement benefit obligations          66.6                    66.6
                                                                                  --------                 -------
         Total Current Liabilities                                                   890.3                   741.7
                                                                                  --------                 -------

Noncurrent Liabilities:
     Long-term debt                                                                1,387.6                 1,387.5
     Pension and other postretirement benefit obligations                          1,420.2                 1,427.8
     Other liabilities                                                               222.4                   228.5
                                                                                  --------                 -------
         Total Noncurrent Liabilities                                              3,030.2                 3,043.8
                                                                                  --------                 -------

TOTAL LIABILITIES                                                                  3,920.5                 3,785.5
                                                                                  --------                 -------

Stockholders' Equity:
     Preferred stock                                                                  12.5                    12.5
     Common stock, authorized 200,000,000 shares of $.01 par value each;
         issued 2000, 115,832,859 shares, 2001, 115,992,015 shares;
         outstanding 2000, 107,650,372 shares, 2001, 107,769,419 shares                1.2                     1.2
     Additional paid-in capital                                                    1,803.2                 1,803.7
     Treasury stock, common shares at cost, 2000, 8,182,487 shares;
         2001, 8,222,596 shares                                                     (119.4)                 (119.7)
     Accumulated deficit                                                            (373.3)                 (393.1)
     Accumulated other comprehensive income (loss) (Note 5)                           (4.9)                   (1.9)
                                                                                  --------                 -------
TOTAL STOCKHOLDERS' EQUITY                                                         1,319.3                 1,302.7
                                                                                  --------                 -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $5,239.8                $5,088.2
                                                                                  ========                 =======

See notes to condensed consolidated financial statements.

                          AK STEEL HOLDING CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (dollars in millions)



                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                     --------------------------
                                                                                      2000                2001
                                                                                      ----                ----
NET CASH FLOWS FROM OPERATING ACTIVITIES                                             $ 48.8              $(15.4)


CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital investments                                                              (33.4)              (21.4)
     Other                                                                              0.6                 0.8
                                                                                       ----                ----
     NET CASH FLOWS FROM INVESTING ACTIVITIES                                         (32.8)              (20.6)
                                                                                     ------              ------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                             1.6                --
     Principal payments on long-term debt                                              (0.2)               (0.2)
     Common stock dividends paid                                                      (13.9)               (6.8)
     Preferred stock dividends paid                                                    (0.3)               (0.2)
     Other                                                                             (0.7)                0.4
                                                                                     ------              ------
     NET CASH FLOWS FROM FINANCING ACTIVITIES                                         (13.5)               (6.8)
                                                                                     ------              ------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    2.5               (42.8)

Cash and cash equivalents, beginning of period                                         54.4                86.8
                                                                                      -----               -----
Cash and cash equivalents, end of period                                             $ 56.9              $ 44.0
                                                                                     ======              ======




Supplemental disclosure of cash flow information:

Net cash paid (received) during the period for:

     Interest, net of capitalized interest                                           $ 24.0              $ 25.0
     Income taxes                                                                       1.8                (1.0)

Supplemental disclosure of non-cash investing and financing activities
     Issuance of restricted stock                                                    $  5.1              $  0.3


-------------
See notes to condensed consolidated financial statements.

                          AK STEEL HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)
--------------------------------------------------------------------------------

1.   Basis of Presentation

     In the opinion of the management of AK Steel Holding Corporation ("AK Holding") and AK Steel Corporation ("AK Steel", and together with AK Holding, the "Company"), the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2001, and the results of its operations and cash flows for the three-month periods ended March 31, 2000 and 2001. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of AK Holding for the year ended December 31, 2000.

     Certain amounts in the prior year interim financial statements have been reclassified to conform to the 2001 presentation.

2.   Earnings Per Share

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                         --------------------
                                                                                           2000         2001
                                                                                           ----         ----
     Income (loss) for calculation of basic earnings per share:
       Net income (loss)                                                                 $  26.5      $ (12.8)
       Less:  Preferred stock dividends                                                      0.3          0.2
                                                                                          ------       ------
       Income (loss) available to common stockholders                                    $  26.2      $ (13.0)
                                                                                          ======       ======
     Weighted average common shares (in millions)                                          111.2        107.8
                                                                                          ======       ======
     Basic earnings per share:                                                           $  0.24      $ (0.12)
                                                                                          ======       ======
     Income (loss) for calculation of diluted earnings per share:
       Net Income (loss)                                                                 $  26.5      $ (12.8)
       Less:  Preferred stock dividends                                                      0.3          0.2
                                                                                          ------       ------
       Income (loss) available to common stockholders                                    $  26.2      $ (13.0)
                                                                                          ======       ======
     Weighted average common shares (in millions)                                          111.2        107.8
       Common stock options outstanding                                                      0.1           --
                                                                                          ------       ------
       Common shares outstanding as adjusted                                               111.3        107.8
                                                                                          ======       ======
     Diluted earnings per share:                                                         $  0.24      $ (0.12)
                                                                                          ======       ======

3.   Inventories

     Inventories are valued at the lower of cost or market. The cost of the majority of inventories is measured on the last in, first out (LIFO) method. Other inventories are measured principally at average cost.

                                                        December 31,   March 31,
                                                            2000         2001
                                                            ----         ----
     Finished and semi-finished                            $714.4       $683.1
     Raw materials                                          176.1        146.1
                                                           ------       ------
     Total cost                                             890.5        829.2
     Adjustment to state inventories at LIFO value          (42.1)       (39.7)
                                                           ------       ------
     Net inventories                                       $848.4       $789.5
                                                           ======       ======

4.   Derivative Instrument Hedges

     The Company is a party to derivative instruments that are designated and qualify as hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company's objective in using such instruments is to protect its earnings and cash flows from fluctuations in the fair value of selected commodities and currencies. The Company has not entered into derivative instruments that do not qualify in hedging relationships.

     In the ordinary course of business, the Company's income and cash flows may be affected by fluctuations in the price of certain commodities used in its production processes. The Company generally cannot recover higher energy and raw material costs in its selling prices. Where such exposure exists, the Company uses cash settled futures contracts, with a duration of up to fifteen months, to hedge the price of a portion of its natural gas, nickel, aluminum and zinc requirements. The Company designates these contracts as cash flow hedges and the resulting changes in their fair value are recorded in other comprehensive income. As of March 31, 2001, currently valued outstanding commodity hedges would result in the reclassification into earnings of $3.0 in net-of-tax gains within the next twelve months.

     In addition, in the ordinary course of business, the Company is subject to risks associated with exchange rate fluctuations on monies received from its European subsidiaries and other customers invoiced in European currencies. In order to mitigate this risk, the Company has entered into a series of agreements for the forward sale of euros at fixed dollar rates. The forward contracts are entered into with durations of up to a year. A typical contract is used as a cash flow hedge for the period from when an order is taken to when a sale is recognized, at which time it converts into a fair value hedge of a euro-denominated receivable. As a fair value hedge, the changes in the fair value of the derivative and the gains or losses on the receivables are recorded currently in other income and provide an offset to one another.

     The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. In this documentation, the Company specifically identifies the asset, liability, firm commitment or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to that item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis. The Company discontinues hedge accounting prospectively when it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; when the derivative expires or is sold, terminated or exercised; when it is probable that the forecasted transaction will not occur; when a hedged firm commitment no longer meets the definition of a firm commitment; or when management determines that designation of the derivative as a hedge instrument is no longer appropriate.

5.   Comprehensive Income

     Comprehensive income, net of tax, is as follows:

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                               2000       2001
                                                               ----       ----
     Net income (loss)                                         $26.5     $(12.8)
     Other comprehensive income, net of tax:
        Foreign currency translation adjustment                 (0.5)       0.8
        Derivative instrument hedges, mark to market:
         Cumulative effect adjustment                            --        27.5
         Losses arising in period                                --       (14.7)
         Reclass gains included in net income                    --        (9.6)
        Unrealized gains/losses on securities:
         Unrealized holding gains (losses) arising in period     0.4       (0.1)
         Reclass (gains) losses included in net income           0.1       (0.9)
                                                               -----     ------
     Comprehensive income (loss)                               $26.5     $ (9.8)
                                                               =====     ======

     A 40% deferred tax rate is applied to derivative instrument hedge amounts.

     Accumulated other comprehensive income is as follow:

                                                      December 31,     March 31,
                                                          2000           2001
                                                          ----           ----
     Foreign currency translation                         $(2.7)         $(1.9)
     Derivative instrument hedges                           --             3.2
     Unrealized gains/losses on securities                 (1.0)          (2.0)
     Minimum pension liabilities                           (1.2)          (1.2)
                                                          ------         ------
     Accumulated other comprehensive income               $(4.9)         $(1.9)
                                                          ======         ======

6.   Segment Information

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

                                                       Three Months Ended
                                                            March 31,
                                                       -------------------
              Net sales:                                 2000        2001
                                                         ----        ----



                     Steel Operations                  $1,092.4      $937.0
                     Other Operations                      69.6        61.8
                                                       --------      ------
                     Total net sales                   $1,162.0      $998.8
                                                       ========      ======

              Operating profit:
                     Steel Operations                  $   75.7      $  8.5
                     Other Operations                       2.5         3.7
                                                       --------      ------
                     Total operating profit            $   78.2      $ 12.2
                                                       ========      ======

7.   Dividends

     The payment of cash dividends on the Company's outstanding capital stock is subject to restrictions imposed by convenants contained in the instruments governing its outstanding senior debt. At March 31, 2001, after giving effect to the Company's net loss for the first quarter of 2001, those restrictions permitted the payment of cash dividends aggregating not more than $7.2. On April 19, 2001, the Company declared cash dividends of $0.0625 per share on its outstanding common stock and $0.90625 per share on its outstanding preferred stock, representing an aggregate payment of $7.0. The Company's ability to declare and pay further dividends will depend primarily on its ability to generate net income in future periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(dollars in millions, except per share and per ton data)

Results of Operations
---------------------

The Company's principal business focus is its Steel Operations, which currently consist of seven steelmaking and finishing facilities that produce flat-rolled carbon, stainless and electrical steel products. These products are sold primarily to the automotive, appliance, industrial machinery and equipment, and construction markets, as well as to distributors, service centers and converters. The Company also produces standard steel pipe and tubular products, as well as snowplows and ice control products for four-wheel drive light trucks, and operates an industrial park on the Houston, Texas ship channel.

Total steel shipments during the three months ended March 31, 2001, inclusive of tubular products, decreased to 1,508,000 tons from the 1,604,000 tons shipped in the first quarter of 2000, reflecting lower demand by automotive and appliance contract customers. However, for the three months ended March 31, 2001, value-added products comprised approximately 92% of total shipments, compared to 89% for the corresponding period of 2000. Steel Operations shipments were 1,438,000 tons in the first quarter of 2001 and 1,518,000 tons in the comparable quarter of 2000. The period-to-period decrease reflected the softening economy's affect on the automotive and appliance markets.

For the quarter ended March 31, 2001, net sales were $998.8, a decrease of 14% from the $1,162.0 reported for the corresponding period in 2000. Steel Operations contributed $937.0 to total net sales in the first quarter of 2001, compared to $1,092.4 for the 2000 period, also a 14% decline. These decreases were primarily due to lower demand from contract customers, particularly in the automotive sector, and a continuation of declining prices in the contract and spot markets. While typically 75% of AK Steel's sales are made under multi-year contracts, because of the lower demand that percentage went down to approximately 70% in the first quarter of 2001, which was similar to the fourth quarter of 2000.

Operating profit for the three months ended March 31, 2001, totaled $12.2, or $8 per ton shipped, while first quarter 2000 operating profit totaled $78.2, or $49 per ton. The decrease in operating profit was due to lower demand and pricing and higher costs for natural gas. Operating profit in the first quarter of 2000 included $11.0 for the cost of a scheduled maintenance outage at the Middletown Works blast furnace.

The book tax rate for 2001 is estimated to be 37%, of which the projected cash tax rate is less than 3%. The difference between the book and cash rates represents changes in the Company's deferred tax asset, primarily attributable to accelerated tax depreciation over book, book pension credits in excess of actual funding of the pension plans and utilization of net operating loss carryovers. Use of the 37% rate in 2001 resulted in a $7.5 tax benefit on a pretax loss of $20.3, compared to an $18.2 tax provision recorded in the first three months of 2000.

The Company recorded a net loss for the three months ended March 31, 2001 of $12.8, or $0.12 per share, compared to net income of $26.5, or $0.24 per share, reported for the first quarter of 2000. The unfavorable variance was primarily due to the lower operating profit, partially offset by reduced taxes.

Outlook
-------

Anticipating increased demand by automotive customers, management expects a slight increase in shipments in the second quarter over the first quarter total. Value-added shipments should remain near 92% during the next three months. Pricing is expected to remain at the level experienced in the first quarter, since 70% of sales are on fixed price contracts and the Company expects some stability in the spot market. Sales and income for the next quarter should benefit from an increase in shipments and the normal seasonal rise in sales at the snowplow and ice control products business.

The Company expects lower costs in the second quarter of 2001 as compared to the first quarter. While scrap prices are expected to be comparable to the first quarter, the Company anticipates a $20 per ton reduction in the price of purchased slabs, a savings of approximately $4.0 in the quarter, and $5.0 in savings for lower natural gas costs, based on continuing conservation efforts. Partially offsetting these savings, is an expected second quarter blast furnace outage at the Middletown Works, which should cost about $3.0.

While no major outages were taken in the first quarter of 2001, the Company, as previously announced, intends to undertake two blast furnace maintenance outages in the second half of the year, which are expected to cost up to $10.0 each.

Liquidity and Capital Resources
-------------------------------

The Company's liquidity needs are primarily for capital investments, working capital, employee benefit obligations and interest on outstanding indebtedness. At March 31, 2001, the Company had $44.0 of cash and cash equivalents, as well as $227.7 available for borrowings under its $300.0 accounts receivable purchase credit facility. At that date, there were no outstanding borrowings under the credit facility and availability was affected solely by outstanding letters of credit.

Cash used in operations totaled $15.4 for the three months ended March 31, 2001. The Company's reported loss of $12.8, excluding depreciation, amortization and deferred tax expense, generated $43.0 in cash. However, working capital used $63.4, including a decrease in accounts payable and accrued liabilities totaling $148.6. Reductions in accounts receivable and inventories partially offset this usage.

During the three months ended March 31, 2001, cash used in investing activities totaled $20.6. Capital expenditures were $21.4, including $0.6 in capitalized interest. Total capital investments for 2001 are expected to be approximately $125.0 and will be funded by existing cash balances and cash generated from operations.

During the three months ended March 31, 2001, cash flows from financing activities used $6.8, primarily due to $7.0 used to pay dividends on common and preferred stock.

Dividends
---------

The payment of cash dividends on the Company's outstanding capital stock is subject to restrictions imposed by convenants contained in the instruments governing its outstanding senior debt. At March 31, 2001, after giving effect to the Company's net loss for the first quarter of 2001, those restrictions permitted the payment of cash dividends aggregating not more than $7.2. On April 19, 2001, the Company declared cash dividends of $0.0625 per share on its outstanding common stock and $0.90625 per share on its outstanding preferred stock, representing an aggregate payment of $7.0. The Company's ability to declare and pay further dividends will depend primarily on its ability to generate net income in future periods.

Forward-Looking Statements
--------------------------

Certain statements in this Form 10-Q, particularly those in the paragraph entitled "Outlook," reflect management's estimates and beliefs and are intended to be, and are hereby identified as "forward-looking statements" for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. As discussed in its Form 10-K for the year ended December 31, 2000, the Company cautions readers that such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management. In addition to those noted in the statements themselves, these factors include, but are not limited to, the following: risks of a downturn in the general economy or the domestic automotive industry, or continuing depressed conditions in the highly cyclical steel industry; volatility in financial markets, which may affect invested pension plan assets and the calculation of benefit plan liabilities and expenses; changes in demand for the Company's products; unplanned plant outages, equipment failures or labor difficulties; actions by the Company's foreign and domestic competitors; unexpected outcomes of major litigation and contingencies; changes in United States trade policy and actions with respect to imports; unanticipated increases in prices for, or disruptions in the supply of, energy, raw materials or supplies; adverse developments within the AFSG insurance companies and resulting actions by insurance regulators; and changes in the application or scope of environmental regulations applicable to the Company.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On June 7, 2000, the Environmental Protection Agency Region III issued to AK Steel's Butler Works an Emergency Order pursuant to the Safe Drinking Water Act, concerning discharge of nitrate/nitrite compounds to the Connoquenessing Creek, an occasional water source for the borough of Zelienople. On March 2, 2001, the Company reached a consent agreement with the EPA, which provides that the Company will reduce nitrate/nitrite discharges to less than 1,000 pounds per day by October 31, 2002. In the meantime, the Company agreed to install a filtration system in Zelienople to remove nitrates, or provide bottled water, if and when the creek is required as a water source by the borough. The Company also agreed to test wells adjacent to the creek and provide bottled water to area residents as needed.

Item 6. Exhibits and Reports on Form 8-K

        A.   Exhibits. None.
             --------

        B.   Reports on Form 8-K. None.
             --------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the following duly authorized persons.

                              AK Steel Holding Corporation
                              --------------------------------------------------
                              (Registrant)




Date     April 26, 2001       /s/  James L. Wainscott
     ----------------------   --------------------------------------------------
                              James L. Wainscott
                              Senior Vice President and Chief Financial Officer


Date     April 26, 2001       /s/  Donald B. Korade
     ----------------------   --------------------------------------------------
                              Donald B. Korade
                              Vice President and Controller