Form 10-Q
period 2001-06-30
AK STEEL HOLDING CORP
filed 2001-08-03
CIK 918160

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended June 30, 2001                  Commission File No. 1-13696


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

                                              107,722,435 shares of common stock
                                              ----------------------------------
                                                          (as of August 2, 2001)

                          AK STEEL HOLDING CORPORATION

                                      INDEX


                                                                                        Page
                                                                                        ----

PART I.       FINANCIAL INFORMATION


Item 1.       Financial Statements
              Condensed Consolidated Statements of Income -
                  Three- and Six-Month Periods Ended June 30, 2000 and 2001              1


              Condensed Consolidated Balance Sheets -
                  December 31, 2000 and June 30, 2001                                    2


              Condensed Consolidated Statements of Cash Flows -
                  Six-Month Periods Ended June 30, 2000 and 2001                         3


              Notes to Condensed Consolidated Financial Statements                       4



Item 2.       Management's Discussion and Analysis of the

                  Condensed Consolidated Financial Statements                            6




PART II.      OTHER INFORMATION


Item 1.       Legal Proceedings                                                          8

Item 4.       Submission of Matters to a Vote of Security Holders                        8

Item 6.       Exhibits and Reports on Form 8-K                                           8


Signatures                                                                               9


PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements

                          AK STEEL HOLDING CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in millions, except per share data)



                                                   Three Months Ended         Six Months Ended
                                                         June 30,                   June 30,
                                                -----------------------   ------------------------
                                                      2000        2001         2000         2001
                                                      ----        ----         ----         ----

Net sales                                       $   1,249.7 $   1,022.2   $   2,411.7  $   2,021.0

Cost of products sold                               1,006.0       862.8       1,964.7      1,726.5
Selling and administrative expenses                    67.9        64.5         132.8        128.2
Depreciation                                           60.2        59.2         120.4        118.4
                                                ----------- -----------   -----------  -----------
Total operating costs                               1,134.1       986.5       2,217.9      1,973.1

Operating profit                                      115.6        35.7         193.8         47.9

Interest expense                                       34.3        33.1          68.2         67.5
Other income                                            1.1         1.7           1.5          3.6
                                                ----------- -----------   -----------  -----------

Income (loss) before income taxes                      82.4         4.3         127.1        (16.0)

Income tax provision (benefit)                         33.3         1.6          51.5         (5.9)
                                                ----------- -----------   -----------  -----------

Net income (loss)                               $      49.1 $       2.7   $      75.6  $     (10.1)
                                                =========== ===========   ===========  ===========


Earnings per share: (Note 2)
     Basic earnings (loss) per share:           $      0.44 $      0.02   $      0.68  $     (0.10)
     Diluted earnings (loss) per share:         $      0.44 $      0.02   $      0.68  $     (0.10)

Cash dividends per common share                 $    0 .125 $    0.0625   $     0.250  $     0.125

Common shares and common share equivalents
  outstanding (weighted average in millions):
     For basic earnings per share                     110.7       107.8         110.9        107.8
     For diluted earnings per share                   111.5       108.0         111.7        107.9



-----------
See notes to condensed consolidated financial statements

                          AK STEEL HOLDING CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (dollars in millions)




ASSETS                                                                          December 31,              June 30,
                                                                                    2000                    2001
                                                                              ----------------        ----------------
Current Assets:
     Cash and cash equivalents                                                   $    86.8                $  105.5
     Accounts receivable                                                             517.7                   517.8
     Inventories (Note 3)                                                            848.4                   803.6
     Deferred tax asset                                                               54.7                    71.4
     Other current assets                                                             14.2                    17.4
                                                                                  --------                 -------
        Total Current Assets                                                       1,521.8                 1,515.7
                                                                                  --------                 -------

Property, Plant and Equipment                                                      4,682.4                 4,728.4
     Less accumulated depreciation                                                (1,796.7)               (1,915.0)
                                                                                  --------                 -------
     Property, plant and equipment, net                                            2,885.7                 2,813.4
                                                                                  --------                 -------

Other Assets:
     AFSG Holdings, Inc.                                                              85.6                    85.6
     Other investments                                                               114.0                    83.7
     Goodwill  and other intangible assets                                           119.1                   116.1
     Prepaid pension                                                                 206.5                   242.3
     Deferred tax asset                                                              242.2                   248.2
     Other                                                                            64.9                    55.7
                                                                                  --------                 -------

TOTAL ASSETS                                                                      $5,239.8                $5,160.7
                                                                                   =======                 =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                              $ 498.3                 $ 483.7
     Accrued liabilities                                                             262.2                   262.5
     Current portion of long-term debt                                                63.2                    63.3
     Current portion of pension and other postretirement benefit obligations          66.6                    66.5
                                                                                  --------                 -------
         Total Current Liabilities                                                   890.3                   876.0
                                                                                  --------                 -------

Noncurrent Liabilities:
     Long-term debt                                                                1,387.6                 1,387.3
     Pension and other postretirement benefit obligations                          1,420.2                 1,438.4
     Other liabilities                                                               222.4                   190.1
                                                                                   -------                 -------
         Total Noncurrent Liabilities                                              3,030.2                 3,015.8
                                                                                   -------                 -------

TOTAL LIABILITIES                                                                  3,920.5                 3,891.8
                                                                                   -------                 -------

Stockholders' Equity:
     Preferred stock                                                                  12.5                    12.5
     Common stock, authorized 200,000,000 shares of $.01 par value each;
         issued 2000, 115,823,859 shares, 2001, 115,994,269 shares;
         outstanding 2000, 107,650,372 shares, 2001, 107,728,691 shares                1.2                     1.2
     Additional paid-in capital                                                    1,803.2                 1,804.7
     Treasury stock, common shares at cost, 2000, 8,182,487 shares;
         2001, 8,265,578 shares                                                     (119.4)                 (120.3)
     Accumulated deficit                                                            (373.3)                 (397.3)
     Accumulated other comprehensive income (loss) (Note 4)                           (4.9)                  (31.9)
                                                                                  --------                 -------
TOTAL STOCKHOLDERS' EQUITY                                                         1,319.3                 1,268.9
                                                                                  --------                 -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $5,239.8                $5,160.7
                                                                                   =======                 =======

See notes to condensed consolidated financial statements.

                          AK STEEL HOLDING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (dollars in millions)




                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                      -------------------------
                                                                                      2000                2001
                                                                                      ----                ----


NET CASH FLOWS FROM OPERATING ACTIVITIES                                             $200.6              $ 53.7


CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital investments                                                              (65.3)              (46.0)
     Purchase of long-term investments                                                 (1.4)               (5.0)
     Proceeds from the sale of assets and investments                                   4.1                31.6
     Other                                                                              0.1                (0.4)
                                                                                       ----               -----
     NET CASH FLOWS FROM INVESTING ACTIVITIES                                         (62.5)              (19.8)
                                                                                      -----               -----


CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from issuance of common stock                                             1.6                --
     Principal payments on long-term debt                                              (2.9)               (0.3)
     Common stock dividends paid                                                      (27.8)              (13.5)
     Preferred stock dividends paid                                                    (0.5)               (0.5)
     Purchase of common stock, held in treasury                                       (18.0)               (1.0)
     Purchase of preferred stock                                                       (2.2)               --
     Other                                                                             (1.2)                0.1
                                                                                      -----               -----
     NET CASH FLOWS FROM FINANCING ACTIVITIES                                         (51.0)              (15.2)
                                                                                     ------               -----


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   87.1                18.7

Cash and cash equivalents, beginning of period                                         54.4                86.8
                                                                                      -----               -----
Cash and cash equivalents, end of period                                             $141.5              $105.5
                                                                                      =====               =====




Supplemental disclosure of cash flow information:
Cash paid during the period for:

     Interest, net of capitalized interest                                           $ 63.7              $ 76.0
     Income taxes                                                                       0.7                 0.1

Supplemental disclosure of non-cash investing and financing activities
     Issuance of restricted stock                                                    $  6.0              $  0.3



See notes to condensed consolidated financial statements.

                          AK STEEL HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)
--------------------------------------------------------------------------------

1.       Basis of Presentation

         In the opinion of the management of AK Steel Holding Corporation ("AK Holding") and AK Steel Corporation ("AK Steel", and together with AK Holding, the "Company"), the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2001, the results of its operations for the three and six-month periods ended June 30, 2000 and 2001, and its cash flows for the six-month periods ended June 30, 2000 and 2001. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of AK Holding for the year ended December 31, 2000.

         Certain amounts in the prior year interim financial statements were reclassified to conform to the 2001 presentation.

2.       Earnings Per Share




                                                                  Three Months Ended            Six Months Ended
                                                                       June 30,                     June 30,
                                                                      ----------                   ----------
                                                                   2000         2001           2000         2001
                                                                   ----         ----           ----         ----
         Income (loss) for calculation of basic earnings per share:
           Net income (loss)                                      $ 49.1        $ 2.7         $ 75.6      $ (10.1)
           Less:  Preferred stock dividends                          0.2          0.3            0.5          0.5
                                                                    ----         ----           ----         ----
           Net income (loss) available to common stockholders     $ 48.9        $ 2.4         $ 75.1      $ (10.6)
                                                                   ======        ====          =====        =====

         Weighted average common shares (in millions)              110.7        107.8          110.9        107.8
                                                                   =====        =====          =====        =====

         Basic earnings (loss) per share:                         $ 0.44       $ 0.02         $ 0.68      $ (0.10)
                                                                   =====        =====          =====       ======

         Income (loss) for calculation of diluted earnings per share:

           Net income (loss)                                      $ 49.1        $ 2.7         $ 75.6      $ (10.1)
           Less:  Preferred stock dividends                         --            0.3           --            0.5
                                                                    ---          ----           ---          ----
           Net income (loss) available to common stockholders     $ 49.1        $ 2.4       $   75.6      $ (10.6)
                                                                   =====         ====        =======        =====

         Weighted average common shares (in millions)              110.7        107.8          110.9        107.8
           Assumed conversion of preferred stock                     0.7          --             0.7           --
           Common stock options outstanding                          0.1          0.2            0.1          0.1
                                                                    ----         ----         ------       ------
           Common shares outstanding as adjusted                   111.5        108.0          111.7        107.9
                                                                   =====        =====          =====        =====

         Diluted earnings (loss) per share:                       $ 0.44       $ 0.02        $  0.68      $ (0.10)
                                                                   =====        =====         ======       ======


3.       Inventories

         Inventories are valued at the lower of cost or market. The cost of the majority of inventories is measured on the last in, first out (LIFO) method. Other inventories are measured principally at average cost.


                                                                                 December 31,          June 30,
                                                                                     2000                2001
                                                                                     ----                ----
         Finished and semi-finished                                                 $714.4              $688.8
         Raw materials                                                               176.1               148.2
                                                                                     -----               -----
         Total cost                                                                  890.5               837.0
         Adjustment to state inventories at LIFO value                               (42.1)              (33.4)
                                                                                    ------              ------
         Net inventories                                                            $848.4              $803.6
                                                                                     =====               =====


4.       Comprehensive Income
         Comprehensive income, net of tax, is as follows:




                                                                  Three Months Ended            Six Months Ended
                                                                       June 30,                     June 30,
                                                                      ----------                   ----------
                                                                   2000         2001           2000         2001
                                                                   ----         ----           ----         ----
         Net income (loss)                                         $49.1         $2.7          $75.6       $(10.1)
         Other comprehensive income:
            Foreign currency translation adjustment                 (0.7)        (0.7)          (1.2)         0.1
            Derivative instrument hedges, mark to market:
               Cumulative effect adjustment                          --          --              --          27.5
               Losses arising in period                              --         (28.1)           --         (42.8)
               Reclass gains included in net income                  --          (0.7)           --         (10.3)
            Unrealized gains/losses on securities:
               Unrealized holding gains (losses) arising in period   --          (0.4)           0.4         (0.5)
               Reclass (gains) losses included in net income         --          (0.1)           0.1         (1.0)
                                                                     ---         ----           ----         ----
         Comprehensive income (loss)                               $48.4       $(27.3)         $74.9       $(37.1)
                                                                    ====        =====           ====        ======



         A 40% deferred tax rate is applied to derivative instrument hedge amounts.

         Accumulated other comprehensive income is as follow:


                                                                                 December 31,          June 30,
                                                                                     2000                2001
                                                                                     ----                ----
         Foreign currency translation                                               $(2.7)             $ (2.6)
         Derivative instrument hedges                                                 --                (25.6)
         Unrealized gains (losses) on securities                                     (1.0)               (2.5)
         Minimum pension liabilities                                                 (1.2)               (1.2)
                                                                                     ----                ----
         Accumulated other comprehensive income (loss)                              $(4.9)             $(31.9)
                                                                                     =====              =====


5.       Segment Information
         The Company's Steel Operations consist of the production, finishing and sale of flat-rolled carbon, stainless and electrical steels. The Company's Other Operations include an industrial park, the production and sale of snowplow and ice control products, and the production and sale of steel pipe and tubular products. The following presents the results of the Company's Steel Operations and Other Operations.



                                                     Three Months Ended           Six Months Ended
                                                          June 30,                    June 30,
                                                         ----------                  ----------
         Net sales:                                   2000         2001           2000         2001
                                                      ----         ----           ----         ----
              Steel Operations                     $1,163.2     $  948.1       $2,255.9     $1,885.1
              Other Operations                         86.5         74.1          155.8        135.9
                                                    -------      -------        -------      -------
              Total net sales                      $1,249.7     $1,022.2       $2,411.7     $2,021.0
                                                    =======      =======        =======      =======

         Operating profit:
              Steel Operations                      $ 105.7     $   25.2        $ 181.4     $   33.7
              Other Operations                          9.9         10.5           12.4         14.2
                                                    -------      -------        -------      -------
              Total operating profit                $ 115.6     $   35.7        $ 193.8     $   47.9
                                                    =======      =======        =======      =======

6.        New Accounting Pronouncement

          In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Statement No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The Company will adopt Statement No. 142 in January 2002. It has yet to perform the required reviews for impairment and therefore, except for eliminating amortization of goodwill in 2002, is not in a position to determine what effect, if any, adoption will have on its financial statements. Total goodwill amortization in 2001 is expected to be $4.0.
                                      -5-

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

Total steel shipments during the three months ended June 30, 2001, inclusive of tubular products, decreased to 1,503,600 tons from the 1,709,600 tons shipped in the second quarter of 2000. While total shipments decreased 12%, demand from automotive and appliance contract customers increased in the 2001 period. Value-added products represented 93% of second quarter 2001 shipments compared to 89% in the second quarter of 2000, while commodity hot-rolled shipments decreased over 75% in the period-to-period comparison to less than 2% of total second quarter 2001 shipments. Total shipments for the first six months of 2001 were 3,011,200 tons compared to 3,314,000 tons for the corresponding 2000 period.

For the three months ended June 30, 2001, net sales were $1,022.2, a decrease of 18% from the $1,249.7 reported for the corresponding period in 2000. Steel Operations contributed $948.1 to total net sales in the second quarter of 2001, compared to $1,163.2 for the 2000 period, also an 18% decline. These decreases were primarily due to lower prices in the contract and spot markets, partially offset by the richer product mix. Sales to higher margin contract customers returned to approximately 75% of total sales, following two consecutive quarters of a 70% contract and 30% spot market mix. Total net sales for the six-month periods ended June 30, 2001 and 2000, were $2,021.0 and $2,411.7, respectively; Steel Operations net sales for the same periods were $1,885.1 and $2,255.9, respectively.

Operating profit for the three months ended June 30, 2001, totaled $35.7, or $24 per ton shipped, compared to second quarter 2000 operating profit of $115.6, or $68 per ton. For the first six months of 2001, operating profit amounted to $47.9, or $16 per ton, compared to $193.8, or $58 per ton, for the first six months of 2000. The decreases in operating profit were primarily due to lower volume and pricing partially offset by company-wide cost savings and improved results at the Company's snowplow manufacturing subsidiary. Cost savings were derived from lower purchase prices for slabs and scrap, as well as reduced overtime and overhead expense.

The book tax rate for 2001 is estimated to be 37%. Use of the 37% rate in the first six months of 2001 resulted in a $5.9 tax benefit on a pretax loss of $16.0, compared to a $51.5 tax provision recorded in the comparable period of 2000.

Net income for the three months ended June 30, 2001 and 2000 was $2.7, or $0.02 per share, and $49.1, or $0.44 per share, respectively. For the first six months of 2001, the Company recorded a net loss of $10.1, or $0.10 per share, compared to net income of $75.6, or $0.68 per share, for the corresponding period in 2000.

Outlook
-------

Management expects shipments in the second half of 2001 to be comparable to the first half total though, because of the automobile industry's normal July maintenance outages, fewer tons will be shipped to automotive customers in the third quarter. Value-added shipments should remain above 90% during the next six months and pricing is expected to remain at first half levels. Sales and income for the remainder of the year should benefit from the normal seasonal rise in sales at the snowplow and ice control products business.

The Company expects to benefit from decreasing costs in the second half of 2001, including further price declines for slabs and natural gas.

In the second half of 2001, the Company intends to undertake two blast furnace maintenance outages. A third quarter outage at the Ashland blast furnace is expected to cost $14.0 and a fourth quarter outage at Middletown should cost $10.0. In addition, a $4.0 outage of the hot strip mill in Middletown is planned for the third quarter.

Tubular Plant Acquisition
-------------------------

On July 27, 2001, the Company acquired substantially all of the assets of Alpha Tube Corporation, a manufacturer and distributor of welded steel tubing used in the automotive, large truck and construction markets. The Company paid approximately $30.0 in cash and assumed certain liabilities of the seller, and has renamed the business AK Tube LLC. The results of AK Tube LLC will be included in the Company's Other Operations.

Liquidity and Capital Resources
-------------------------------

The Company's liquidity needs are primarily for capital investments, working capital, employee benefit obligations and interest on outstanding indebtedness. At June 30, 2001, the Company had $105.5 of cash and cash equivalents, as well as $199.6 available for borrowings under its $300.0 accounts receivable purchase credit facility. At that date, there were no outstanding borrowings under the credit facility and availability was affected solely by outstanding letters of credit.

Cash flow from operations generated $53.7 for the six months ended June 30, 2001. The Company's reported loss of $10.1, excluding depreciation and amortization expense, generated $116.4 in cash. However, working capital used $14.4 and the Company settled a key management deferred compensation plan liability of $41.0.

During the six months ended June 30, 2001, cash used in investing activities totaled $19.8. Capital expenditures were $46.0, including $1.2 in capitalized interest. Total capital investments for 2001 are expected to be approximately $125.0 and will be funded by existing cash balances and cash generated from operations. Proceeds from the liquidation of a key management deferred compensation plan trust generated $31.6 in the six-month period.

During the six months ended June 30, 2001, cash flows from financing activities used $15.2, including $14.0 for dividends on common and preferred stock.

The Company has entered into derivative transactions to hedge the price of natural gas and certain raw materials. As of June 30, 2001, accumulated other comprehensive income (loss) on the consolidated balance sheet includes $25.6, in unrealized net-of-tax losses for the fair value of these derivatives. The effect of these losses, if they were realized, would be offset by lower commodity prices.

Dividends
---------

The payment of cash dividends on the Company's outstanding capital stock is subject to restrictions imposed by convenants contained in the instruments governing its outstanding senior debt. At June 30, 2001, due primarily to the impact of the net loss in the first quarter and only modest net income in the second quarter of 2001, the amount available under these convenants for restricted payments, including dividends, was insufficient to permit payment of a common stock dividend. Accordingly, on July 19, 2001, the board of directors declared a cash dividend of $0.90625 per share on the Company's outstanding preferred stock, representing an aggregate payment of $0.2, but did not declare a dividend on the outstanding common stock.

New Accounting Pronouncement
----------------------------

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Statement No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The Company will adopt Statement No. 142 in January 2002. It has yet to perform the required reviews for impairment and therefore, except for eliminating amortization of goodwill in 2002, is not in a position to determine what effect, if any, adoption will have on its financial statements. Total goodwill amortization in 2001 is expected to be $4.0.

Forward-Looking Statements
--------------------------

Certain statements in this Form 10-Q, particularly those in the paragraphs under the heading, "Outlook," reflect management's estimates and beliefs and are intended to be, and are hereby identified as "forward-looking statements" for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. As discussed in its Form 10-K for the year ended December 31, 2000, the Company cautions readers that such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management. In addition to those noted in the statements themselves, these factors include, but are not limited to, the following: risks of a downturn in the general economy or the domestic automotive industry, or continuing depressed conditions in the highly cyclical steel industry; volatility in financial markets, which may affect invested pension plan assets and the calculation of benefit plan liabilities and expenses; changes in demand for the Company's products; unplanned plant outages, equipment failures or labor difficulties; actions by the Company's foreign and domestic competitors; unexpected outcomes of major litigation and contingencies; changes in United States trade policy and actions with respect to imports; unanticipated increases in prices for, or disruptions in the supply of, energy, raw materials or supplies; adverse developments within the AFSG insurance companies and resulting actions by insurance regulators; and changes in the application or scope of environmental regulations applicable to the Company.

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

On July 13, 2001, Orinoco Iron, C.A. ("Orinoco") filed an action against AK Steel in the United States District Court for the Southern District of Ohio, Case No. C-1-01-461. Orinoco and AK Steel are parties to a contract whereby Orinoco supplies AK Steel with a form of iron ore referred to as hot briquetted iron ("HBI"). Orinoco's Complaint asserts claims against AK Steel for breach of contract, repudiation of contract and breach of a covenant of good faith and fair dealing with respect to that HBI supply contract. Orinoco alleges damages in excess of $60,000,000. AK Steel has not yet formally responded to the Complaint, but intends to contest Orinoco's claims vigorously.

Item 4.    Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on May 14, 2001. The sole item of business at the meeting was the election of directors. All nine nominees were elected. The following sets forth the voting results:

                                                        For       Vote Withheld
                                                        ---       -------------

                  Richard A. Abdoo                  94,342,007      756,555
                  Allen Born                        94,343,974      754,588
                  Donald V. Fites                   94,287,209      811,353
                  Dr. Bonnie G. Hill                94,336,620      761,942
                  Robert H. Jenkins                 94,350,633      747,929
                  Lawrence A. Leser                 94,341,667      756,895
                  Daniel J. Meyer                   94,304,526      794,036
                  Dr. James A. Thomson              94,352,339      746,223
                  Richard M. Wardrop, Jr.           94,268,677      829,885

Item 6.    Exhibits and Reports on Form 8-K

           A.       Exhibits. None.
                    --------

           B.       Reports on Form 8-K.  None.
                    -------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the following duly authorized persons.






                                                     AK Steel Holding Corporation
                                                     ---------------------------------------------------------
                                                     (Registrant)




Date              August 3, 2001                     /s/  James L. Wainscott
     --------------------------------------------    ---------------------------------------------------------
                                                     James L. Wainscott

                                                     Senior Vice President and Chief Financial Officer

Date              August 3, 2001                     /s/  Donald B. Korade
     --------------------------------------------    ---------------------------------------------------------
                                                     Donald B. Korade
                                                     Vice President and Controller
