Form 10-Q
period 2001-09-30
AK STEEL HOLDING CORP
filed 2001-11-02
CIK 918160

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended September 30, 2001             Commission File No. 1-13696


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


                                           107,725,186 shares of common stock
                                           ----------------------------------
                                                (as of November 1, 2001)

                          AK STEEL HOLDING CORPORATION

                                      INDEX

                                                                                                            Page
                                                                                                            ----
PART I.       FINANCIAL INFORMATION


Item 1.       Financial Statements

              Condensed Consolidated Statements of Income -
                  Three- and Nine-month Periods Ended September 30, 2000 and 2001                              1


              Condensed Consolidated Balance Sheets -
                  December 31, 2000 and September 30, 2001                                                     2


              Condensed Consolidated Statements of Cash Flows -
                  Nine-month Periods Ended September 30, 2000 and 2001                                         3


              Notes to Condensed Consolidated Financial Statements                                             4



Item 2.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                    6



PART II.      OTHER INFORMATION


Item 1.       Legal Proceedings                                                                                8

Item 6.       Exhibits and Reports on Form 8-K                                                                 9


Signatures                                                                                                    10

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements

                          AK STEEL HOLDING CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in millions, except per share data)

                                                             Three Months Ended                Nine Months Ended
                                                                September 30,                    September 30,
                                                          ------------------------         ----------------------
                                                            2000           2001               2000         2001
                                                            ----           ----               ----         ----
Net sales                                                 $1,140.0        $1,000.1          $3,551.7     $3,021.1

Cost of products sold (Note 4)                               918.7           856.4           2,883.4      2,582.9
Selling and administrative expenses                           65.6            63.6             198.4        191.8
Depreciation                                                  57.6            58.1             178.0        176.5
                                                          --------        --------          --------     --------
Total operating costs                                      1,041.9           978.1           3,259.8      2,951.2

Operating profit                                              98.1            22.0             291.9         69.9

Interest expense                                              34.0            33.0             102.2        100.5
Other income                                                   2.0             1.6               3.5          5.2
                                                          --------        --------          --------     --------

Income (loss) before income taxes                             66.1            (9.4)            193.2        (25.4)

Income tax provision (benefit)                                24.8            (3.5)             76.3         (9.4)
                                                          --------        --------          --------     --------

Net income (loss)                                         $   41.3       $    (5.9)         $  116.9     $  (16.0)
                                                          ========       =========          ========     ========


Earnings per share: (Note 2)
     Basic earnings (loss) per share:                     $   0.38       $   (0.06)         $   1.05     $  (0.16)
     Diluted earnings (loss) per share:                   $   0.38       $   (0.06)         $   1.05     $  (0.16)

Cash dividends per common share                           $ 0 .125       $      --          $  0.375     $  0.125

Common shares and common share equivalents
  outstanding (weighted average in millions):
     For basic earnings per share                            108.7           107.7             110.1        107.8
     For diluted earnings per share                          109.4           107.7             110.9        107.8

-----------
See notes to condensed consolidated financial statements

                          AK STEEL HOLDING CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (dollars in millions)

ASSETS                                                                       December 31,    September 30,
                                                                                 2000            2001
                                                                             ------------    ------------
Current Assets:
     Cash and cash equivalents                                                 $     86.8      $     64.7
     Accounts receivable                                                            517.7           530.6
     Inventories (Note 3)                                                           848.4           868.3
     Deferred tax asset                                                              54.7            80.9
     Other current assets                                                            14.2            22.4
                                                                               ----------      ----------
         Total Current Assets                                                     1,521.8         1,566.9
                                                                               ----------      ----------

Property, Plant and Equipment                                                     4,682.4         4,777.5
     Less accumulated depreciation                                               (1,796.7)       (1,965.1)
                                                                               ----------      ----------
     Property, plant and equipment, net                                           2,885.7         2,812.4
                                                                               ----------      ----------

Other Assets:
     AFSG Holdings, Inc.                                                             85.6            85.6
     Other investments                                                              114.0            72.8
     Goodwill  and other intangible assets                                          119.1           116.5
     Prepaid pension                                                                206.5           259.6
     Deferred tax asset                                                             242.2           252.6
     Other                                                                           64.9            59.7
                                                                               ----------      ----------

TOTAL ASSETS                                                                   $  5,239.8      $  5,226.1
                                                                               ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                          $    498.3      $    507.4
     Accrued liabilities                                                            262.2           304.3
     Current portion of long-term debt                                               63.2            63.3
     Current portion of pension and other postretirement benefit obligations         66.6            66.6
                                                                               ----------      ----------
         Total Current Liabilities                                                  890.3           941.6
                                                                               ----------      ----------

Noncurrent Liabilities:
     Long-term debt                                                               1,387.6         1,401.8
     Pension and other postretirement benefit obligations                         1,420.2         1,444.7
     Other liabilities                                                              222.4           188.9
                                                                               ----------      ----------
         Total Noncurrent Liabilities                                             3,030.2         3,035.4
                                                                               ==========      ==========

TOTAL LIABILITIES                                                                 3,920.5         3,977.0
                                                                               ==========      ==========

Stockholders' Equity:
     Preferred stock                                                                 12.5            12.5
     Common stock, authorized 200,000,000 shares of $.01 par value each;
         issued 2000, 115,823,859 shares, 2001, 115,998,269 shares;
         outstanding 2000, 107,650,372 shares, 2001, 107,726,026 shares               1.2             1.2
     Additional paid-in capital                                                   1,803.2         1,805.9
     Treasury stock, common shares at cost, 2000, 8,182,487 shares;
         2001, 8,272,243 shares                                                    (119.4)         (120.4)
     Accumulated deficit                                                           (373.3)         (403.5)
     Accumulated other comprehensive income (loss) (Note 5)                          (4.9)          (46.6)
                                                                               ==========      ==========
TOTAL STOCKHOLDERS' EQUITY                                                        1,319.3         1,249.1
                                                                               ----------      ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $  5,239.8      $  5,226.1
                                                                               ==========      ==========

_____________
See notes to condensed consolidated financial statements.

                          AK STEEL HOLDING CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (dollars in millions)

                                                                             Nine Months Ended
                                                                                September 30,
                                                                         -------------------------
                                                                             2000           2001
                                                                           -------        -------

NET CASH FLOWS FROM OPERATING ACTIVITIES                                  $   279.1      $    50.3


CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital investments                                                      (88.5)         (66.6)
     Purchase of long-term investments                                        (16.4)          (5.0)
     Proceeds from the sale of assets and investments                           5.7           44.1
     Purchase of business                                                        --          (29.3)
     Other                                                                     (0.5)          (0.6)
                                                                          ---------      ---------
     NET CASH FLOWS FROM INVESTING ACTIVITIES                                 (99.7)         (57.4)
                                                                          ---------      ---------


CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from issuance of common stock                                     1.6             --
     Principal payments on long-term debt                                      (3.2)          (0.5)
     Common stock dividends paid                                              (41.5)         (13.5)
     Preferred stock dividends paid                                            (0.7)          (0.7)
     Purchase of common stock, held in treasury                               (39.1)          (1.1)
     Purchase of preferred stock                                               (2.2)            --
     Other                                                                     (1.4)           0.8
                                                                          ---------      ---------
     NET CASH FLOWS FROM FINANCING ACTIVITIES                                 (86.5)         (15.0)
                                                                          ---------      ---------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           92.9          (22.1)

Cash and cash equivalents, beginning of period                                 54.4           86.8
                                                                          ---------      ---------
Cash and cash equivalents, end of period                                  $   147.3      $    64.7
                                                                          =========      =========




Supplemental disclosure of cash flow information:
-------------------------------------------------

Cash paid during the period for:
     Interest, net of capitalized interest                                $    88.2      $   100.7
     Income taxes                                                               4.2            0.2

Supplemental disclosure of non-cash investing and financing activities:
     Issuance of restricted stock                                         $     6.0      $     0.3


_____________
See notes to condensed consolidated financial statements.

                          AK STEEL HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)
--------------------------------------------------------------------------------

1.       Basis of Presentation
         In the opinion of the management of AK Steel Holding Corporation ("AK Holding") and AK Steel Corporation ("AK Steel", and together with AK Holding, the "Company"), the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2001, the results of its operations for the three and nine-month periods ended September 30, 2000 and 2001, and its cash flows for the nine-month periods ended September 30, 2000 and 2001. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of AK Holding for the year ended December 31, 2000. Certain amounts in the prior year interim financial statements were reclassified to conform to the 2001 presentation.

2.       Earnings Per Share

                                                                  Three Months Ended            Nine Months Ended
                                                                     September 30,                September 30,
                                                                 --------------------         ---------------------
                                                                   2000         2001           2000         2001
                                                                   ----         ----           ----         ----
         Income (loss) for calculation of basic earnings per share:
           Net income (loss)                                      $ 41.3       $ (5.9)        $116.9       $(16.0)
           Less:  Preferred stock dividends                          0.2          0.2            0.7          0.7
                                                                  ------       ------         ------       ------
           Net income (loss) available to common stockholders     $ 41.1       $ (6.1)        $116.2       $(16.7)
                                                                  ======       ======         ======       ======

         Weighted average common shares (in millions)              108.7        107.7          110.1        107.8
                                                                  ======       ======         ======       ======

         Basic earnings (loss) per share:                         $ 0.38      $ (0.06)        $ 1.05       $(0.16)
                                                                  ======       ======         ======       ======

         Income (loss) for calculation of diluted earnings per share:
           Net income (loss)                                      $ 41.3       $ (5.9)        $116.9       $(16.0)
           Less:  Preferred stock dividends                           --          0.2             --          0.7
                                                                  ------       ------         ------       ------
           Net income (loss) available to common stockholders     $ 41.3       $ (6.1)        $116.9       $(16.7)
                                                                  ======       ======         ======       ======

         Weighted average common shares (in millions)              108.7        107.7          110.1        107.8
           Assumed conversion of preferred stock                     0.7           --            0.7           --
           Common stock options outstanding                           --           --            0.1           --
                                                                  ------       ------         ------       ------
           Common shares outstanding as adjusted                   109.4        107.7          110.9        107.8
                                                                  ======       ======         ======       ======

         Diluted earnings (loss) per share:                       $ 0.38      $ (0.06)       $  1.05       $(0.16)
                                                                  ======       ======         ======       ======

3.       Inventories
         Inventories are valued at the lower of cost or market. The cost of the majority of inventories is measured on the last in, first out (LIFO) method. Other inventories are measured principally at average cost.

                                                                                 December 31,        September 30,
                                                                                     2000                2001
                                                                                -------------        -------------
         Finished and semi-finished                                                 $714.4              $700.7
         Raw materials                                                               176.1               189.9
                                                                                    ------              ------
         Total cost                                                                  890.5               890.6
         Adjustment to state inventories at LIFO value                               (42.1)              (22.3)
                                                                                    ------              ------
         Net inventories                                                            $848.4              $868.3
                                                                                    ======              ======

4.       Cost of Products Sold
         Cost of products sold for the three and nine months ended September 30, 2001 includes a $1.3 gain on the sale of the Company's investment in North American Stainless.

5.       Comprehensive Income
         Comprehensive income, net of tax, is as follows:

                                                                  Three Months Ended            Nine Months Ended
                                                                     September 30,                September 30,
                                                                 ---------------------       ----------------------
                                                                   2000         2001           2000         2001
                                                                   ----         ----           ----         ----
         Net income (loss)                                         $41.3       $ (5.9)        $116.9       $(16.0)
         Other comprehensive income (loss):
            Foreign currency translation adjustment                   --          0.7           (1.2)         0.8
            Derivative instrument hedges, mark to market:
               Cumulative effect adjustment                           --           --             --         27.5
               Losses arising in period                               --        (22.6)            --        (65.4)
               Reclass (gains) losses included in net income          --          7.9             --         (2.4)
            Unrealized gains/losses on securities:
               Unrealized holding gains (losses) arising in period   0.7         (0.7)           1.0         (1.2)
               Reclass (gains) losses included in net income          --           --            0.1         (1.0)
                                                                   -----       ------         ------       ------
         Comprehensive income (loss)                               $42.0       $(20.6)        $116.8       $(57.7)
                                                                   =====       ======         ======       ======

         A 40% deferred tax rate is applied to derivative instrument hedge amounts.

         Accumulated other comprehensive income is as follows:

                                                                                 December 31,        September 30,
                                                                                     2000                2001
                                                                                --------------      ----------------
         Foreign currency translation                                               $(2.7)             $ (1.9)
         Derivative instrument hedges                                                  --               (40.3)
         Unrealized gains (losses) on securities                                     (1.0)               (3.2)
         Minimum pension liabilities                                                 (1.2)               (1.2)
                                                                                    -----              ------
         Accumulated other comprehensive income (loss)                              $(4.9)             $(46.6)
                                                                                    =====              ======

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

                                                                  Three Months Ended           Nine Months Ended
                                                                     September 30,               September 30,
                                                                ---------------------       ---------------------
         Net sales:                                                2000         2001           2000         2001
                                                                   ----         ----           ----         ----
              Steel Operations                                  $1,047.8    $   902.4       $3,303.5     $2,787.5
              Other Operations                                      92.2         97.7          248.2        233.6
                                                                --------    ---------       --------     --------
              Total net sales                                   $1,140.0    $ 1,000.1       $3,551.7     $3,021.1
                                                                ========    =========       ========     ========

         Operating profit:
              Steel Operations                                  $   83.5    $     6.3       $  264.9     $   40.0
              Other Operations                                      14.6         15.7           27.0         29.9
                                                                --------    ---------       --------     --------
              Total operating profit                            $   98.1    $    22.0       $  291.9     $   69.9
                                                                ========    =========       ========     ========

7.       New Accounting Pronouncements
         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (Statement) No. 142, Goodwill and Other Intangible Assets. Statement No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The Company will adopt Statement No. 142 on January 1, 2002. Except for eliminating amortization of goodwill beginning in 2002, the Company is not in a position to determine what effect, if any, adoption will have on its financial statements. Total goodwill amortization in 2001 is expected to be $4.0.

         Also in June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations, which requires entities to establish liabilities for legal obligations associated with the retirement of tangible long-lived assets. The Company will adopt the Statement in 2003, but has yet to determine what effect, if any, adoption will have on its financial statements.

         In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for impairment of long-lived assets to be held and used, and of long-lived assets and components of an entity to be disposed of. The Company will adopt the Statement on January 1, 2002, as required, but has yet to determine what effect, if any, adoption will have on its financial statements.

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

Total steel shipments during the three months ended September 30, 2001, inclusive of tubular products, decreased to 1,457,000 tons from the 1,583,600 tons shipped in the third quarter of 2000. Third quarter shipments are generally seasonally lower as a result of traditional July outages by automobile manufacturers. In addition, during the most recent quarter, the Company chose to ship fewer tons to the spot market, due to continued weak pricing. Value-added products represented 93% of third quarter 2001 shipments compared to 91% in the third quarter of 2000, while commodity hot-rolled shipments decreased 65% in the period-to-period comparison to less than 2% of total third quarter 2001 shipments. Total shipments for the first nine months of 2001 were 4,468,200 tons compared to 4,897,600 tons for the corresponding 2000 period, with year-to-date value-added shipments of 93% in 2001 compared to 90% for the year ago nine-month period.

For the three months ended September 30, 2001, net sales were $1,000.1, a decrease of 12% from the $1,140.0 reported for the corresponding period in 2000. Steel Operations contributed $902.4 to total net sales in the third quarter of 2001, compared to $1,047.8 for the 2000 period, a 14% decline. These decreases were primarily due to lower volumes and prices in the contract and spot markets, partially offset by the richer product mix. Total net sales for the nine-month periods ended September 30, 2001 and 2000, were $3,021.1 and $3,551.7, respectively; Steel Operations net sales for the same periods were $2,787.5 and $3,303.5, respectively.

Operating profit for the three months ended September 30, 2001, totaled $22.0, or $15 per ton shipped, compared to third quarter 2000 operating profit of $98.1, or $62 per ton. The decrease was primarily due to lower volume and pricing as well as third quarter 2001 maintenance outages, which added approximately $18.0 to costs versus the second quarter of 2001. Partially offsetting these negative factors were company-wide cost savings and improved results at the Company's snowplow manufacturing subsidiary. Cost savings were derived from lower prices for natural gas, slabs and scrap, as well as reduced overtime and overhead expense. For the first nine months of 2001, operating profit amounted to $69.9, or $16 per ton, compared to $291.9, or $60 per ton, for the first nine months of 2000. While many of the same factors contributed to the year-to-date variance, average prices for natural gas were significantly higher in the 2001 nine-month period than in the same period of the previous year. Operating profit for the three and nine months ended September 30, 2001 includes a $1.3 gain on the sale of the Company's investment in North American Stainless.

The book tax rate for 2001 is estimated to be 37%. Use of this rate in the first nine months of 2001 resulted in a $9.4 tax benefit on a pretax loss of $25.4, compared to a $76.3 tax provision recorded in the comparable period of 2000.

For the three and nine months ended September 30, 2001, the Company recorded losses of $5.9, or $0.06 per share, and $16.0, or $0.16 per share, respectively. During the corresponding periods in 2000, the Company recorded income of $41.3, or $0.38 per share, and $116.9, or $1.05 per share. Losses in the current year reflect weakness and overcapacity in the steel industry as well as an overall slowdown in the domestic economy.

Outlook
-------

Management expects shipments for the fourth quarter of 2001 to be near third quarter levels. Value-added shipments should remain above 90% and spot market pricing is expected to stabilize. The Company continues to evaluate whether to accept orders in the spot market with its current depressed pricing and low margins.

The Company expects to benefit from decreasing costs in the remainder of 2001, including substantially lower maintenance outage costs and lower prices for natural gas. Fewer outages are planned for the fourth quarter of

2001, which should result in a $15.0 reduction in costs compared to the third quarter. A blast furnace maintenance outage originally scheduled for the fourth quarter of 2001 has been deferred to the first quarter of 2002. That outage is expected to cost approximately $10.0.

Under its method of accounting for pension and other postretirement benefit plans, the Company recognizes into income, as a fourth quarter adjustment, any unrecognized net gains and losses that exceed 10% of the larger of benefit obligations or plan assets. Amounts inside this 10% corridor are amortized over the average remaining service life of active participants. As a result of declining prices in the equity markets and the consequent decline in the value of its pension assets, the Company currently expects to recognize an adjustment outside the 10% corridor this year. Assuming a 6% negative return for the plan year and using a 7.75% discount rate, the Company would record, in the fourth quarter, a non-cash after-tax charge of approximately $34.0 and an additional non-cash after-tax reduction in equity of approximately $142.0. In addition, based on this scenario, the Company would record pension expense in 2002 versus an anticipated credit, net of the charge described above, in 2001. The ultimate amount of these adjustments and the final funded status of the plans will depend on returns generated by pension plan assets and changes in interest rates up to the plan valuation date. In any event, no cash payments under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 would be required until at least 2003.

Alpha Tube Acquisition
----------------------

On July 27, 2001, the Company acquired substantially all of the assets of Alpha Tube Corporation, a manufacturer and distributor of welded steel tubing used in the automotive, large truck and construction markets. The Company paid $29.3 in cash and assumed certain liabilities of the seller, and has renamed the business AK Tube LLC. The results of AK Tube LLC are included in the Company's Other Operations beginning in the third quarter of 2001.

Liquidity and Capital Resources
-------------------------------

The Company's liquidity needs are primarily for capital investments, working capital, employee benefit obligations, and principal and interest payments on outstanding indebtedness. At September 30, 2001, the Company had $64.7 of cash and cash equivalents, as well as $178.5 available for borrowings under its $300.0 accounts receivable purchase credit facility. At that date, there were no outstanding borrowings under the credit facility and availability was affected solely by outstanding letters of credit.

Cash flow from operations generated $50.3 for the nine months ended September 30, 2001. The Company's reported loss of $16.0, excluding depreciation and amortization expense and net credits generated by its postretirement benefit plans, increased cash $143.4. Working capital used $45.3 of cash, primarily for increases in inventories, and the Company settled a key management deferred compensation plan liability of $41.0.

During the nine months ended September 30, 2001, cash used in investing activities totaled $57.4, including $29.3 for the purchase of Alpha Tube. Capital expenditures were $66.6. Total capital investments for 2001 are expected to be approximately $100.0 and will be funded by existing cash balances and cash generated from operations. In the nine-month period, proceeds from the liquidation of a key management deferred compensation plan trust generated $31.6 and the sale of the Company's investment in North American Stainless generated $12.5. In the fourth quarter of 2001, the Company anticipates receiving $30.0 from AFSG, its runoff insurance company.

During the nine months ended September 30, 2001, cash flows from financing activities used $15.0, including $14.2 for dividends on common and preferred stock. In December 2001, the Company will make the first of four annual principal payments of $62.5 on its Senior Secured Notes Due 2004. This amount will be funded by existing cash balances and cash generated from operations.

The Company has entered into derivative transactions to hedge the price of natural gas and certain raw materials. As of September 30, 2001, accumulated other comprehensive income (loss) on the consolidated balance sheet includes $33.0 in unrealized net-of-tax losses for the fair value of these derivatives. The effect of these losses, if they were realized, would be offset by lower commodity prices.

Dividends
---------

The payment of cash dividends on the Company's outstanding capital stock is subject to restrictions imposed by covenants contained in the indentures governing its outstanding senior debt. At September 30, 2001, due primarily to dividend payments and share repurchases made in prior years and the impact of net losses recorded in the current year, the amount available under these covenants for defined restricted payments was insufficient to permit the payment of dividends. Accordingly, on October 18, 2001, the board of directors, at its regular quarterly meeting, did not declare dividends on the Company's outstanding common stock or $3.625 cumulative convertible preferred stock. Preferred stock dividends are cumulative and dividends in arrears must be paid in full before common stock dividend payments may resume.

New Accounting Pronouncements
-----------------------------

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (Statement) No. 142, Goodwill and Other Intangible Assets. Statement No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The Company will adopt Statement No. 142 on January 1, 2002. Except for eliminating amortization of goodwill beginning in 2002, the Company is not in a position to determine what effect, if any, adoption will have on its financial statements. Total goodwill amortization in 2001 is expected to be $4.0.

Also in June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations, which requires entities to establish liabilities for legal obligations associated with the retirement of tangible long-lived assets. The Company will adopt the Statement in 2003, but has yet to determine what effect, if any, adoption will have on its financial statements.

In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for impairment of long-lived assets to be held and used, and of long-lived assets and components of an entity to be disposed of. The Company will adopt the Statement on January 1, 2002, as required, but has yet to determine what effect, if any, adoption will have on its financial statements.

Forward-Looking Statements
--------------------------

Certain statements in this Form 10-Q, particularly those in the paragraphs under the heading, "Outlook," reflect management's estimates and beliefs and are intended to be, and are hereby identified as "forward-looking statements" for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. As discussed in its Form 10-K for the year ended December 31, 2000, the Company cautions readers that such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management. In addition to those noted in the statements themselves, these factors include, but are not limited to, the following: risks of continuing depressed conditions in the general economy, the domestic automotive industry or in the highly cyclical steel industry; volatility in financial markets, which may affect invested pension plan assets and the calculation of benefit plan liabilities and expenses; changes in demand for the Company's products; unplanned plant outages, equipment failures or labor difficulties; actions by the Company's foreign and domestic competitors; unexpected outcomes of major litigation and contingencies; changes in United States trade policy and actions with respect to imports; unanticipated increases in prices for, or disruptions in the supply of, energy, raw materials or supplies; adverse developments within the AFSG insurance companies and resulting actions by insurance regulators; and changes in the application or scope of environmental regulations applicable to the Company.

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

On July 13, 2001, Orinoco Iron, C.A. ("Orinoco") filed an action against AK Steel in the United States District Court for the Southern District of Ohio, Case No. C-1-01-461. Orinoco and AK Steel are parties to a contract whereby Orinoco supplies AK Steel with a form of iron ore referred to as hot briquetted iron ("HBI"). Orinoco's Complaint asserts claims against AK Steel for breach of contract, repudiation of contract and breach of a covenant of good faith and fair dealing with respect to that HBI supply contract. Orinoco alleges damages in excess of $60,000,000. AK Steel has filed a response to the Complaint in which it denies Orinoco's claims and asks the court to reform the HBI supply contract to reflect the original intent of the parties that the price paid by AK Steel under that contract would more closely track the world price for HBI. Discovery is just beginning. No trial date has been set. AK Steel intends to contest Orinoco's claims vigorously.

On October 22, 2001, the U. S. International Trade Commission ("ITC") determined that increased imports of carbon and alloy semi-finished steel slabs, plate, hot-rolled sheet and strip, other than grain-oriented electrical steel ("GOES") are a substantial cause of serious injury to a domestic industry defined to include U.S. producers of such products. The ITC will submit its findings and remedy recommendations to the President on or before December 19, 2001. The recommended remedies could include quotas, tariff-rate quotas, or additional tariffs on some or all of the products at issue. The President will have 60 days from December 19, 2001 to accept, reject, or modify the ITC's remedy recommendations. At this time, it is unclear whether the remedies, which might be imposed by the President, would have a beneficial or detrimental impact on the Company's results of operations.

Item 6.    Exhibits and Reports on Form 8-K

           A.       Exhibits. None.
                    --------

           B.       Reports on Form 8-K.  None.
                    -------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               AK Steel Holding Corporation
                               -------------------------------------------------
                               (Registrant)




Date   November 2, 2001        /s/  James L. Wainscott
     ----------------------    -------------------------------------------------
                               James L. Wainscott

                               Senior Vice President and Chief Financial Officer (and principal accounting officer)