Form 10-K405
period 2001-12-31
AK STEEL HOLDING CORP
filed 2002-03-18
CIK 918160

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the fiscal year ended December 31, 2001.
                                      OR

[_] Transition Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from      to        .

                         Commission File No. 1-13696.

                         AK STEEL HOLDING CORPORATION
            (Exact name of registrant as specified in its charter)

                      Delaware                 31-1401455
                   (State or other               (I.R.S.
                    jurisdiction         Employer Identification
                 of incorporation or              No.)
                    organization)

                 703 Curtis Street,               45043
                  Middletown, Ohio
                (Address of principal          (Zip Code)
                 executive offices)

      Registrant's telephone number, including area code: (513) 425-5000.

          Securities registered pursuant to Section 12(b) of the Act:

                                        Name of Each Exchange on
                 Title of Each Class        Which Registered
                 -------------------        ----------------
                Common Stock $.01 Par
                        Value            New York Stock Exchange
                  $3.625 Cumulative      New York Stock Exchange
                Convertible Preferred
                 Stock $1 Par Value

          Securities registered pursuant to Section 12(g) of the Act:

                                     None

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____.

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

   Aggregate market value of the registrant's voting stock held by non-affiliates at March 13, 2002: $1,370,339,194.

   At March 13, 2002 there were 107,927,301 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant's definitive proxy statement for the annual meeting of stockholders, (the "2002 Proxy Statement"), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2001.

================================================================================

                         AK Steel Holding Corporation

                               Table of Contents

                                                                                               Page
                                                                                               ----

Item 1.  Business.............................................................................   1

Item 2.  Properties...........................................................................   6

Item 3.  Legal Proceedings....................................................................   7

Item 4.  Submission of Matters to a Vote of Security Holders..................................   7

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters................   9

Item 6.  Selected Financial Data..............................................................  10

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations  11

Item 8.  Financial Statements and Supplementary Data..........................................  20

Item 9.  Changes in and Disagreements with Accountants........................................  48

Item 10. Directors and Executive Officers of the Registrant...................................  48

Item 11. Executive Compensation...............................................................  48

Item 12. Security Ownership of Certain Beneficial Owners and Management.......................  48

Item 13. Certain Relationships and Related Transactions.......................................  48

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 10-K.....................  48

                                    PART I

Item 1.   Business.

Operations

   AK Steel Holding Corporation ("AK Holding"), through its wholly-owned subsidiary, AK Steel Corporation ("AK Steel" and, together with AK Holding, the "Company"), is a fully-integrated producer of flat-rolled carbon, stainless and electrical steels. Its operations include those previously conducted by Armco Inc. ("Armco"), which merged with and into AK Steel on September 30, 1999. The merger enhanced AK Steel's steel producing capability and market position by allowing it to combine the distinct strengths of each company's individual plants into a unified steelmaking operation ("Steel Operations").

   In addition to its Steel Operations, the Company owns and operates a Snow and Ice Control Products company as well as pipe and tubing businesses and an industrial park. Information about the Company's Steel Operations, Snow and Ice Control Products segment and Other Operations is set forth in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and in Note 9 to the Consolidated Financial Statements, which is set forth in Item 8.

   The Company's Steel Operations consist of seven steelmaking and finishing plants located in Indiana, Kentucky, Ohio and Pennsylvania that produce flat-rolled carbon steels, including premium quality coated, cold-rolled and hot-rolled products, and specialty stainless and electrical steels that are sold in slab, hot band, and sheet and strip form. The Steel Operations also include European trading companies that buy and sell steel and steel products. AK Steel is registered under the ISO 9002 international quality standard and certified under the QS 9000 quality assurance program used by domestic automotive manufacturers and has received numerous quality awards from many of its major customers. In addition, AK Steel has received a number of awards for safety and, in 2001, its Ashland Works became the first steel plant in the United States to receive ISO 14001 environmental certification.

   The Company's Snow and Ice Control Products segment consists of Douglas Dynamics, L.L.C., the largest North American manufacturer of snowplows, and salt and sand spreaders for four-wheel drive light trucks. From three plants, its products are sold under the brand names Western and Fisher through independent distributors in the United States and Canada.

   The Company's Other Operations consist of AK Tube L.L.C., Sawhill Tubular Products and Greens Port Industrial Park. On July 27, 2001, the Company acquired substantially all of the assets at the fabricating plant of Alpha Tube Corporation, which it renamed AK Tube L.L.C. AK Tube is a manufacturer and distributor of welded steel tubing used in the automotive, large truck and construction markets. Sawhill Tubular, with three fabricating plants, manufactures a wide range of steel pipe and tubing products for the construction, industrial, plumbing and heating markets. The Greens Port Industrial Park on the Houston, Texas ship channel leases land, buildings and rail car storage facilities to third parties and operates a deep water loading dock on the channel.

   On December 18, 2001, the Company announced that it had signed a letter of intent to sell the assets of Sawhill Tubular to John Maneely Company. The Company expects to complete this sale in the first half of 2002.

Customers

   AK Steel's flat-rolled carbon steel products are sold primarily to automotive manufacturers and to customers in the appliance, industrial machinery and equipment, and construction markets, consisting principally of manufacturers of home appliances, heating, ventilation and air conditioning equipment and lighting products. Hot-rolled, cold-rolled, and coated carbon steel products are also sold to distributors, service centers and convertors who may further process these products or resell them without further processing.

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

   In conducting its Steel Operations, AK Steel's marketing efforts are principally directed toward those customers, such as automotive manufacturers, who require precise just-in-time delivery, technical support and the highest quality flat-rolled steel. Management believes that AK Steel's enhanced product quality and delivery capabilities, and its emphasis on customer technical support and product planning, are critical factors in its ability to serve this segment of the market. The following table sets forth the percentage of the Steel Operations net sales attributable to various markets:

                                                                  Years Ended
                                                                  December 31,
                                                                 -------------
                                                                 1999 2000 2001
                                                                 ---- ---- ----
 Automotive.....................................................  55%  52%  57%
 Appliance, Industrial Machinery and Equipment, and Construction  25%  24%  25%
 Distributors, Service Centers and Convertors...................  20%  24%  18%

   The Steel Operations segment is a major supplier to the domestic automotive industry, including those foreign manufacturers with plants in the United States. Shipments to General Motors Corporation, AK Steel's largest customer, accounted for approximately 15%, 15% and 18% of Steel Operations net sales in 1999, 2000 and 2001, respectively. No other customer accounted for more than 10% of net sales for any of these years.

   AK Steel is a party to contracts with all of its major automotive and most appliance industry customers with terms that range from one to three years. These contracts, which are typically finalized late in the year, set forth prices to be paid for each product category during each year of their term. Except for certain stainless steel agreements, which permit increased costs for nickel and chrome to be passed on to the customer, these contracts do not permit price adjustments to reflect changes in prevailing market conditions or energy and raw material costs. Approximately 73% of AK Steel's shipments of flat-rolled steel products in 2001 were made to contract customers with the balance being made in the spot market at prevailing prices at the time of sale.

Raw Materials

   The principal raw materials required for AK Steel's steel manufacturing operations are carbon and stainless steel scrap, iron ore, coal, electricity, natural gas, oxygen, chrome, nickel, silicon, molybdenum, zinc, limestone and other commodity materials. In addition, AK Steel routinely purchases between 10% and 15% of its carbon steel slab requirements from other steel producers, located primarily outside the United States, to supplement the production from its own steelmaking facilities. Most purchases of coal, iron ore and limestone, as well as transportation services, are made at negotiated prices under annual and multi-year agreements. Purchases of carbon steel slabs, stainless steel scrap, natural gas and other raw materials are made at prevailing market prices, which are subject to price fluctuations in accordance with supply and demand. AK Steel believes that adequate sources of supply exist for all of its raw material and energy requirements.

Employees

   As of December 31, 2001, the Company had approximately 11,300 employees. Approximately 7,900 employees at nine of AK Steel's fourteen plants are represented by international or independent labor unions, under contracts with expiration dates extending through 2006. Two labor contracts covering approximately 100 employees at AK Steel's Butler Works expire in 2002.

   AK Steel's Mansfield Works was one of the facilities owned and operated by Armco prior to its merger with AK Steel on September 30, 1999. On September 1, 1999, the contract between Armco and the United Steelworkers of America covering approximately 600 hourly workers, including 100 on layoff status, at the

Mansfield Works expired. Because of production slowdowns, vandalism and threats of violence on the part of union members, Armco informed the union, and the Company understood, that it would lock out represented employees while it continued to bargain with the union. Since September 1999, bargaining between the Company and the union has continued while salaried employees and temporary replacement workers have operated the Mansfield Works.

Competition

   AK Steel competes with domestic and foreign flat-rolled carbon, stainless and electrical steel producers and producers of plastics, aluminum and other materials that can be used in lieu of flat-rolled steels in manufactured products. Price, quality, delivery and service are the primary competitive factors and vary in relative importance according to the category of product and customer requirements.

   Domestic steel producers face significant competition from foreign producers who typically have lower labor costs. In addition, many foreign steel producers are owned, controlled or subsidized by their governments and their decisions with respect to production and sales may be influenced more by political and economic policy considerations than by prevailing market conditions.

   On October 22, 2001, the U. S. International Trade Commission ("ITC") determined that increased imports of various carbon and alloy flat-rolled steel products, slabs, long and tubular steel products and certain stainless and tool products are a substantial cause of serious injury to a domestic industry defined to include U.S. producers of these products. On December 19, 2001, the ITC submitted its findings and remedy recommendations to the President of the United States. On March 5, 2002, the President announced his decision to impose temporary safeguard remedies on the steel products which were the subject of the ITC recommendations. Those remedies included a tariff rate quota on imported steel slabs, which are purchased by the Company to supplement its own production, and tariffs on various imported finished steel products, some of which are sold in competition with products manufactured and sold by the Company. At this time, it does not appear that the net effect of the total remedies imposed by the President will be material to the Company's results of operations.

Environmental Matters

   Domestic steel producers, including AK Steel, are subject to stringent federal, state and local laws and regulations relating to the protection of human health and the environment. Over the past three years, AK Steel has expended the following for environmental related capital investments and environmental compliance costs:

                                                       Years Ended
                                                      December 31,
                                                    -----------------
                                                    1999  2000  2001
                                                    ----- ----- -----
                                                      (in millions)
          Environmental related capital investments $ 7.2 $10.1 $18.8
          Environmental compliance costs...........  85.9  93.5  99.5

   Except as expressly noted below, management does not anticipate any material impact on AK Steel's recurring operating costs or future profitability as a result of its compliance with current environmental regulations. Moreover, because all domestic steel producers operate under the same set of federal environmental regulations, management believes that AK Steel is not competitively disadvantaged by its need to comply with these regulations.

  Environmental Remediation

   AK Steel and its predecessors have been conducting steel manufacturing and related operations for more than 100 years. Although their operating practices are believed to have been consistent with prevailing industry standards during this time, hazardous materials may have been released in the past at one or more operating sites, including sites that are no longer owned by AK Steel. Potential remediation expenditures have been estimated for those sites where future remediation efforts are probable based on identified conditions, regulatory requirements or contractual obligations arising from the sale of a business.

   Pursuant to the Resource Conservation and Recovery Act ("RCRA"), which governs the treatment, handling and disposal of hazardous waste, the United States Environmental Protection Agency ("EPA") and authorized state environmental agencies may conduct inspections of RCRA regulated facilities to identify areas where there have been releases of hazardous waste or hazardous constituents into the environment and may order the facilities to take corrective action to remediate such releases. The Company's major steelmaking facilities are subject to RCRA inspections by environmental regulators. While the Company cannot predict the future actions of these regulators, the potential exists for required corrective action at these facilities.

   Under authority conferred by the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the EPA and state environmental authorities have conducted site investigations at certain of AK Steel's facilities, portions of which previously had been used for disposal of materials that are currently subject to regulation. While the results of these investigations are still pending, AK Steel could be directed to expend funds for remedial activities at the former disposal areas. Because of the uncertain status of these investigations, however, management cannot predict whether or when such expenditures might be required or their magnitude.

   On July 27, 2001, AK Steel received a Special Notice Letter from the EPA requesting that AK Steel agree to conduct a Remedial Investigation/Feasibility Study ("RI/FS") and enter into an administrative order on consent pursuant to
Section 122 of CERCLA regarding the former Hamilton Plant of Armco located in New Miami, Ohio. The Hamilton Plant is no longer an operating steel mill, having ceased operations in 1990, and all of its former structures have been demolished and removed. While AK Steel does not agree that a site-wide RI/FS is necessary or appropriate at this time, AK Steel has offered to negotiate with the EPA concerning the specific terms and conditions under which it would conduct such a study. If an agreement with the EPA cannot be reached on the specific terms and conditions of the proposed RI/FS, AK Steel intends to contest this matter vigorously.

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

   On February 27, 1995, the Ohio Environmental Protection Agency ("OEPA") issued a Notice of Violation with respect to the Zanesville Works alleging noncompliance with both a 1993 order and various state regulations regarding hazardous waste management. AK Steel is continuing to work with the OEPA and the Ohio Attorney General's Office to achieve final resolution of this matter. In addition, AK Steel is negotiating with the EPA for an order concerning these same waste management issues.

   On June 29, 2000, the United States filed a complaint on behalf of the EPA against AK Steel in the U. S. District Court for the Southern District of Ohio (the "Federal Action") for alleged violations of the Clean Air Act, the Clean Water Act and the RCRA. On the same date, AK Steel filed a Verified Complaint for Declaratory and Injunctive Relief in the Court of Common Pleas for Butler County, Ohio (the "State Action") against the

State of Ohio and the OEPA seeking a declaration that, among other things, (a) AK Steel is in compliance with its operating permits for the blast furnace and basic oxygen furnaces at its Middletown Works, which would preclude the State of Ohio and the OEPA from taking any action to order or enforce obligations on AK Steel with respect to those facilities, and (b) that any emissions from the Middletown Works do not cause, or otherwise contribute to, a public nuisance. On June 30, 2000, the State of Ohio moved to intervene in the Federal Action. On March 29, 2001, the U.S. District Court ruled that the State of Ohio could conditionally intervene in the Federal Action. Subsequently, Ohio filed a conditional complaint, which included various environmental claims, including seven air pollution claims. On May 9, 2001, AK Steel moved to dismiss all of Ohio's claims in the Federal Action. On July 27, 2001, the Court of Common Pleas in the State Action declared null and void two Notices of Violation issued by the OEPA upon which certain of the air pollution claims of the EPA and Ohio in the Federal Action were predicated. Subsequently, the court held that that effectively concludes the State Action. AK Steel has appealed that holding to the 12/th District Court of Appeals in Butler County, Ohio. On October 17, 2001, the OEPA issued a similar new Notice of Violation, but moved to amend its conditional complaint in the Federal Action to withdraw four of its air pollution claims, which were predicated on the two original Notices of Violation that were declared null and void. On September 27, 2001, the U.S. District Court dismissed with prejudice the EPA's air pollution claim, which had been predicated on the two voided Notices of Violation letters. In addition, on December 19, 2001, the U.S. District Court stayed the remaining three air pollution claims of the OEPA in the Federal Action pending resolution of a related administrative appeal to the Ohio Environmental Review Appeals Commission addressing the newly issued OEPA Notice of Violation. AK Steel's motion to dismiss the OEPA claims not yet dismissed in the Federal Action remains pending. No trial date has yet been set in the Federal Action. AK Steel is vigorously contesting all of the remaining claims. If OEPA and/or the EPA are completely successful in obtaining the relief they seek in the Federal Action with respect to their air pollution claims, it could result in significant penalties and require a substantial capital investment to install interim pollution control equipment on the blast furnace and basic oxygen furnaces at the Middletown Works under current federal pollution control regulations before certain proposed new federal regulations are made final. Once those proposed new federal regulations become final, AK Steel could be required to make another substantial capital investment to replace the interim pollution control equipment. Under those circumstances, the Company may conclude that it is more cost-effective to purchase slabs than to make them at the Middletown Works and may elect to shut down the hot end facilities of the Middletown Works. If the EPA and OEPA are completely successful in obtaining the relief they seek in the Federal Action with respect to their water and/or RCRA claims, it could result in substantial penalties and an order requiring AK Steel to investigate and remediate alleged polychlorinated biphenyl and polycyclic aromatic hydrocarbon contamination in Monroe Ditch and Dick's Creek, which are located on and adjacent to the Middletown Works. At this time, the Company is unable to estimate the cost of an adverse outcome related to the air pollution, water pollution or RCRA claims or the potential cost of a shutdown of the hot end of the Middletown Works. /

   On September 30, 1998, Armco received an order from the EPA under Section 3013 of RCRA requiring it to develop a plan for investigation of eight areas of the Mansfield Works that allegedly could be sources of contamination. A site investigation began in November 2000 and is continuing.

   On June 27, 2000, the EPA issued an Emergency Order pursuant to the Safe Drinking Water Act to AK Steel's Butler Works located in Butler, Pennsylvania concerning discharge of nitrate/nitrite compounds to the Connoquenessing Creek, an occasional water source for the Borough of Zelienople. On March 2, 2001, AK Steel entered in an agreed administrative order with the EPA calling for, among other things, a decrease in the levels of nitrates and nitrites in the treated water discharged to waters of the Commonwealth of Pennsylvania by AK Steel's Butler Works and for the provision of emergency drinking water for Zelienople during certain times when it must draw drinking water from the Connoquenessing Creek. AK Steel has taken and is continuing to take the measures necessary to comply with that order.

   In addition to the foregoing matters, the Company is or may be involved in proceedings with various regulatory authorities that may require the Company to pay fines, comply with more rigorous standards or other requirements or incur capital and operating expenses for environmental compliance. Except to the limited extent noted above with respect to the claims in the Federal Action, management believes that the ultimate disposition of the foregoing proceedings will not have, individually or in the aggregate, a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

Item 2.   Properties.

   The Company's corporate headquarters are located in Middletown, Ohio. Steelmaking and finishing operations are conducted at seven facilities located in Indiana, Kentucky, Ohio and Pennsylvania. Seven fabricating plants are located in Pennsylvania, Ohio, Wisconsin, Maine and Tennessee, and an industrial park is located in Texas. All of these facilities, except for a leased tubing facility, are owned by the Company.

   Coke manufacturing plants, blast furnaces, basic oxygen furnaces and continuous casters for the production of carbon steel are located at the Ashland Works in Kentucky and the Middletown Works in Ohio. A hot rolling mill, cold rolling mill, pickling lines, annealing facilities and temper mills as well as four coating lines are located at the Middletown Works, and one additional coating line is located at the Ashland Works. Together, these facilities are located on approximately 5,400 acres of land.

   The Rockport Works in Indiana consists of a state-of-the-art continuous cold rolling mill, a continuous hot-dip galvanizing and galvannealing line, a continuous carbon and stainless steel pickling line, a continuous stainless steel annealing and pickling line, hydrogen annealing facilities and a temper mill. The 1.7 million square-foot plant is located on a 1,700-acre site.

   The Butler Works in Pennsylvania, which is situated on 1,300 acres with 3.5 million square feet of buildings, produces stainless and electrical steel. Melting takes place in three electric arc furnaces that feed an argon-oxygen decarburization unit and a vacuum degassing unit for refining molten metal. These units feed two double strand continuous casters. The Butler Works also includes a hot rolling mill, annealing and pickling units and two fully automated tandem cold rolling mills. It also has various intermediate and finishing operations for both stainless and electrical steels.

   The Coshocton Works in Ohio, located on 650 acres, consists of a 570,000 square-foot stainless steel finishing plant, containing three Sendzimer mills and two Z-high mills for cold reduction, four annealing and pickling lines, ten bell annealing furnaces, three bright annealing lines and other processing equipment, including temper rolling, slitting and packaging facilities.

   The Mansfield Works in Ohio, which produces stainless steel, consists of a
1.6 million square-foot facility on a 548-acre site and includes a melt shop with two electric arc furnaces, an argon-oxygen decarburization unit, a thin-slab continuous caster, a six-stand hot rolling mill, a four-stand tandem cold rolling mill and a pickling line.

   The Zanesville Works in Ohio, with 508,000 square feet of buildings on 88 acres, is a finishing plant for some of the stainless and electrical steel produced at the Butler Works and Mansfield Works and has a Sendzimer cold rolling mill, annealing and pickling lines, high temperature box anneal and other decarburization and coating units.

   Douglas Dynamics manufactures snow and ice control products at three plants located in Maine, Tennessee and Wisconsin. The plants are equipped to machine, fabricate, weld, finish and assemble components for snowplows, and salt and sand spreaders.

   Sawhill Tubular has three fabricating plants located in Ohio and Pennsylvania, which include a stretch reduction mill, continuous welding mills and finishing and galvanizing facilities.

   AK Tube located in Ohio operates five electric resistance weld tube mills, two slitters, two cut-to-length machines and various other processing equipment housed in a 330,000 square foot leased facility.

   Greens Port Industrial Park, located on approximately 650 acres on the Houston, Texas ship channel, consists of land, buildings, rail car storage facilities and a deep water loading dock.

Item 3.  Legal Proceedings.

   In addition to the environmental matters discussed in Item 1 and the items discussed below, there are various claims pending against the Company and its subsidiaries involving product liability, reinsurance and insurance arrangements, antitrust, patent, employee benefits and other matters arising in the ordinary course of business. Except to the limited extent noted above with respect to the claims in the Federal Action, in management's opinion, the ultimate liability resulting from all of these claims, individually and in the aggregate, should not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

   On July 13, 2001, Orinoco Iron, C.A. ("Orinoco") filed an action against AK Steel in the United States District Court for the Southern District of Ohio, Case No. C-1-01-461. Orinoco and AK Steel are parties to a contract whereby Orinoco supplies AK Steel with a form of iron ore referred to as hot briquetted iron ("HBI"). Orinoco asserts claims for breach of contract, repudiation of contract and breach of a covenant of good faith and fair dealing with respect to that HBI supply contract and is seeking damages in excess of $60 million. AK Steel has filed a response to the Complaint in which it denies Orinoco's claims and asks the court to reform the HBI supply contract to reflect the original intent of the parties that the price paid by AK Steel under that contract would more closely track the world price for HBI. Discovery is underway. Trial is tentatively scheduled for April 2003. AK Steel intends to contest Orinoco's claims vigorously.

   In April 2000, a class action was filed in the United States District Court for the Southern District of Ohio by Bernard Fidel and others against AK Steel Holding Corporation and certain of its directors and officers, alleging material misstatements and omissions in the Company's public disclosure about its business and operations. The defendants are vigorously defending this action. AK Steel has filed a motion to dismiss the action, which currently is pending. Discovery is stayed pending resolution of the motion to dismiss. No trial date has been scheduled.

   A number of lawsuits alleging asbestos exposure are pending and continue to be filed against AK Steel. The majority of these lawsuits have been filed in Texas and relate to the former Houston Works facility. Such cases typically involve a large number of plaintiffs claiming against a large number of defendants. AK Steel is normally named as a defendant by a small percentage of the plaintiffs who typically were frequenters (independent contractors, delivery personnel, etc.) claiming that they were exposed to asbestos while they were on the premises. AK Steel is actively and vigorously defending these cases.

   On January 2, 2002, John D. West, a former employee, filed a purported class action in the United States District Court for the Southern District of Ohio against the AK Steel Corporation Retirement Accumulation Pension Plan (the "AK RAPP") and the AK Steel Corporation Benefit Plans Administrative Committee (the "AK BPAC") claiming that the method used under the AK RAPP to determine lump sum distributions is improper and that, as a result, the benefits previously paid to plaintiff and putative class members from the AK RAPP were understated in violation of the Employment Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986. The AK RAPP is the cash balance plan component of the AK Steel Noncontributory Pension Plan (the "AK NCPP"). The AK NCPP provides that the Company will indemnify members of AK BPAC from any liability and expense incurred by reason of serving as a member of AK BPAC. Because the action was only recently filed, the defendants have not yet responded to the Complaint and no discovery has yet commenced. The defendants intend to contest this matter vigorously.

Item 4.   Submission of Matters to a Vote of Security Holders.

   No matters were submitted to a vote of security holders during the fourth quarter of 2001.

Executive Officers

   The following table sets forth the name, age and principal position with the Company of each of its executive officers as of March 13, 2002:

         Name           Age               Positions with the Company
         ----           ---               --------------------------
Richard M. Wardrop, Jr. 56  Chairman, Chief Executive Officer and President
John G. Hritz.......... 47  Executive Vice President
James L. Wainscott..... 44  Senior Vice President and Chief Financial Officer
Michael T. Adams....... 44  Vice President, Sales and Marketing
James M. Banker........ 45  Vice President, Operations
Michael P. Christy..... 45  Vice President, Purchasing and Transportation
Thomas C. Graham, Jr... 47  Vice President, Research and Engineering
Brenda S. Harmon....... 50  Vice President, Human Resources and Secretary
J. Theodore Holmes..... 57  Vice President, Customer Service
David C. Horn.......... 50  Vice President and General Counsel
Alan H. McCoy.......... 50  Vice President, Public Affairs
Ernest E. Rummler...... 51  Vice President, Manufacturing Planning & Steel Sourcing
James W. Stanley....... 57  Vice President, Safety and Health

   Richard M. Wardrop, Jr. has been Chairman of the Board since January 1997. He has been a director since March 1995 and Chief Executive Officer since May 1995. Mr. Wardrop also served as President of the Company from April 1994 until March 1997. On February 8, 2002, he was again elected to also serve as President of the Company effective March 2, 2002.

   John G. Hritz was elected Executive Vice President in January 1999. He also served as General Counsel from August 1996 until April 2001, a Senior Vice President from May 1998, and as a Vice President from August 1996 and as Corporate Secretary from that date until January 1999.

   James L. Wainscott has been the Company's Chief Financial Officer since July 1998 and served as its Treasurer from April 1995 until April 2001. Mr. Wainscott was elected Senior Vice President in January 2000, having previously served as a Vice President from April 1995.

   Michael T. Adams was elected Vice President, Sales and Marketing in December 2000. Mr. Adams had been Vice President, Manufacturing from July 1998 until that date. From October 1995 until July 1998, he served as General Manager, Manufacturing of the Company's Middletown Works.

   James M. Banker was elected Vice President, Operations in December 2000. From May 1999 until that date he served as Vice President, Sales and Marketing. From April 1992 to May 1999, Mr. Banker was General Manager, Sales for the Company.

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

   Thomas C. Graham, Jr. has been Vice President, Research and Engineering since June 1996.

   Brenda S. Harmon has been Vice President, Human Resources since January 1998. She assumed the additional responsibilities of Corporate Secretary in March 1999. Mrs. Harmon had been General Manager, Human Resources since September 1996.

   J. Theodore Holmes was elected Vice President, Customer Service in January 2000. From May 1999 until that date, Mr. Holmes was Director, Customer Service. Mr. Holmes was Director, Customer Service & Product Administration from August 1998 to May 1999; General Manager, Manufacturing Planning from July 1997 to August 1998; and General Manager, Customer Service from November 1992 to July 1997.

   David C. Horn was elected Vice President and General Counsel in April 2001. Before joining AK Steel as Assistant General Counsel in December 2000, Mr. Horn was a partner in the Cincinnati-based law firm now known as Frost Brown Todd LLC.

   Alan H. McCoy has been Vice President, Public Affairs since January 1997. From March 1994 until that date, Mr. McCoy served as General Manager, Public Relations.

   Ernest E. Rummler was elected Vice President, Manufacturing Planning & Steel Sourcing in January 2000. From August 1998 until that date, Mr. Rummler served as Director, Manufacturing Planning & Steel Sourcing. From July 1997 until August 1998, Mr. Rummler was General Manager, Customer Service, and from June 1992 until July 1997, he was General Manager, Manufacturing Planning.

   James W. Stanley has been Vice President, Safety and Health since January
1996.

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

   AK Holding's common stock has been listed on the New York Stock Exchange since April 5, 1995 (symbol: AKS). The table below sets forth, for the calendar quarters indicated, the reported high and low sales prices of the common stock:

                      2000                 High     Low
                      ----               -------- -------
                         First Quarter.. $20.1250 $7.8750
                         Second Quarter. $12.0000 $8.0000
                         Third Quarter.. $11.4375 $8.5625
                         Fourth Quarter. $10.1875 $7.5000
                      2001                 High     Low
                      ----               -------- -------
                         First Quarter.. $  10.50 $  8.43
                         Second Quarter. $  15.00 $  9.40
                         Third Quarter.. $  14.03 $  7.50
                         Fourth Quarter. $  12.70 $  8.30

   As of March 13, 2002 there were 107,927,301 shares of common stock outstanding and held of record by 17,396 stockholders. Because depositories, brokers and other nominees held many of these shares, the number of record holders is not representative of the number of beneficial holders.

   AK Holding also has outstanding 259,481 shares of a class of cumulative convertible preferred stock that, as of March 13, 2002, is convertible into an aggregate of 673,629 shares of common stock. Holders of the preferred stock are entitled to quarterly dividends, at the annual rate of $3.625 per share, when and as declared by the board of directors before any dividends may be paid to holders of the common stock.

   The payment of cash dividends on both the common and preferred stock is subject to a restrictive covenant contained in the instruments governing the Company's outstanding senior debt. Due primarily to the expenditure of substantial sums for dividend payments and share repurchases in 2000 and prior years, and the net losses incurred in 2001, the amount available for the payment of dividends became limited by this covenant beginning in the second quarter. A quarterly common stock dividend of $0.0625 (half the amount paid in each quarter of 2000) was paid in each of the first two quarters of 2001 but no further dividends on the common stock were declared or paid thereafter. In addition, beginning in the fourth quarter of 2001, AK Holding suspended the payment of dividends on its outstanding preferred stock. As of December 31, 2001, the restrictive covenant precluded the payment of any dividends on either the preferred or common stock.

   In April 2000, the Board of Directors authorized the Company to repurchase, from time to time, up to $100.0 million of its outstanding equity securities. During 2000, the Company expended $40.5 million to purchase 3,702,600 shares of its common stock and 48,450 shares of its $3.625 convertible preferred stock pursuant to this authorization. No shares of stock were purchased in 2001. The Company's ability to purchase shares under this authorization is subject to the same covenant that currently restricts dividend payments.

Item 6.  Selected Financial Data.

   The following selected historical consolidated financial data for each of the five years in the period ended December 31, 2001 have been derived from the Company's audited consolidated financial statements after giving effect to the merger of Armco with and into AK Steel (See Note 1 below). The selected historical consolidated financial data presented herein are qualified in their entirety by, and should be read in conjunction with, the consolidated financial statements of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                  Years Ended December 31,
                                                        --------------------------------------------
                                                          1997     1998     1999     2000     2001
                                                        -------- -------- -------- -------- --------
                                                        (dollars in millions, except per share data)
Statement of Operations Data: (1)
Net sales.............................................. $4,249.7 $4,101.0 $4,368.3 $4,611.5 $3,994.1
Cost of products sold..................................  3,436.4  3,297.8  3,503.3  3,773.7  3,373.6
Selling and administrative expenses....................    288.0    278.0    309.8    267.6    265.3
Depreciation...........................................    141.0    161.2    210.7    232.0    230.7
Special charges and unusual items:
   Costs related to the merger with Armco Inc. (2).....       --       --     99.7       --       --
   Pension charge (3)..................................       --       --       --       --    194.0
   Stock received in insurance demutualization (4).....       --       --       --       --    (49.9)
                                                        -------- -------- -------- -------- --------
Total operating costs..................................  3,865.4  3,737.0  4,123.5  4,273.3  4,013.7
                                                        -------- -------- -------- -------- --------
Operating profit (loss) (5)............................    384.3    364.0    244.8    338.2    (19.6)
Interest expense.......................................    111.7     84.9    123.7    136.1    133.1
Other income...........................................     48.4     30.3     20.8      8.0      6.0
                                                        -------- -------- -------- -------- --------
Income (loss) before income taxes and minority interest    321.0    309.4    141.9    210.1   (146.7)
Income taxes provision (benefit).......................    127.5    105.5     63.9     77.7    (54.3)
Minority interest......................................      8.1      8.1      6.7       --       --
                                                        -------- -------- -------- -------- --------
Income (loss) from continuing operations...............    185.4    195.8     71.3    132.4    (92.4)
Income from discontinued operations....................      1.6       --      7.5       --       --
                                                        -------- -------- -------- -------- --------
Income (loss) before extraordinary item and cumulative.
effect of an accounting change.........................    187.0    195.8     78.8    132.4    (92.4)
Extraordinary loss on retirement of debt...............      1.9       --     13.4       --       --
Cumulative effect of a change in accounting (6)........       --    133.9       --       --       --
                                                        -------- -------- -------- -------- --------
Net income (loss)...................................... $  185.1 $  329.7 $   65.4 $  132.4 $  (92.4)
                                                        ======== ======== ======== ======== ========
Basic earnings per share:
   Income (loss) from continuing operations............ $   1.75 $   1.86 $   0.62 $   1.20 $  (0.87)
   Discontinued operations.............................     0.02       --     0.07       --       --
   Extraordinary losses................................     0.02       --     0.13       --       --
   Cumulative effect of an accounting change...........       --     1.33       --       --       --
                                                        -------- -------- -------- -------- --------
   Net income (loss)................................... $   1.75 $   3.19 $   0.56 $   1.20 $  (0.87)
Diluted earnings per share:
   Income (loss) from continuing operations............ $   1.68 $   1.82 $   0.62 $   1.20 $  (0.87)
   Discontinued operations.............................     0.01       --     0.07       --       --
   Extraordinary losses................................     0.02       --     0.13       --       --
   Cumulative effect of an accounting change...........       --     1.24       --       --       --
                                                        -------- -------- -------- -------- --------
   Net income (loss)................................... $   1.67 $   3.06 $   0.56 $   1.20 $  (0.87)
Cash dividends per common share........................ $  0.425 $   0.50 $   0.50 $   0.50 $  0.125

                                                                   As of December 31,
                                                      --------------------------------------------
                                                        1997     1998     1999     2000     2001
                                                      -------- -------- -------- -------- --------
Balance Sheet Data: (1)
Cash, cash equivalents and short-term investments.... $  801.0 $  353.7 $   54.4 $   86.8 $  101.0
Working capital......................................    930.6    576.1    564.5    631.5    593.4
Total assets.........................................  5,074.4  5,279.2  5,227.1  5,239.8  5,225.8
Current portion of long-term debt....................     40.8    116.9      5.9     63.2     78.0
Long-term debt (excluding current portion)...........  1,301.8  1,395.7  1,451.0  1,387.6  1,324.5
Current portion of pension and postretirement benefit
  obligations........................................     68.0     65.5     68.8     66.6     68.3
Long-term pension and postretirement benefit
  obligations (excluding current portion)............  1,560.7  1,416.5  1,416.3  1,420.2  1,740.1
Stockholders' equity.................................  1,005.3  1,262.7  1,277.8  1,319.3  1,033.3

--------
(1) Armco was merged with and into AK Steel on September 30, 1999 in a transaction accounted for as a pooling of interests. Accordingly, except with respect to cash dividends per common share, these consolidated financial data reflect the Company's results and financial position as if Armco and AK Steel had been combined for all periods presented. See Management's Discussion & Analysis ("MD&A") and Note 2 to the consolidated financial statements.
(2) The 1999 special charge relates to expenses incurred as a result of the merger with Armco. See MD&A and Note 10 to the consolidated financial statements.
(3) Under its method of accounting for pensions, the Company recorded a fourth quarter charge in 2001. See MD&A and Note 1 to the consolidated financial statements.
(4) In the fourth quarter of 2001, the Company received a distribution of shares from its primary health insurance provider upon the demutualization of that company. See MD&A and Note 10 to the consolidated financial statements.
(5) Excluding the unusual items in (3) and (4) above, 2001 pro forma operating profit would have been $124.5.
(6) The 1998 cumulative effect of a change in accounting relates to a change in the Company's accounting for pensions and other postretirement benefits.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(Dollars in millions, except per share and per ton amounts)

Merger with Armco

   As a result of the merger of Armco into AK Steel in September of 1999, the Company recognized pre-tax special charges totaling $99.7, including $28.5 of expenses incurred for investment banking, legal, accounting and other transaction fees, $51.1 for employee severance and certain required payments under the change-of-control provisions contained in Armco's employee benefit plans and $20.1 for closure of a galvanizing plant in Dover, Ohio. Approximately $54.0 of the $99.7 required the outlay of cash in 1999 and additional payments of approximately $7.0 and $0.5 were made in 2000 and 2001, respectively. Cash outlays as a result of these special charges are expected to be minimal, if any, in 2002. With the exception of certain employee benefit and environmental expenditures that will be funded over a long period of time, the remainder of the special charges do not require the outlay of cash.

Operations Overview

   AK Steel's principal business focus is its Steel Operations, which consist of seven steelmaking and finishing plants that produce flat-rolled carbon steels, including premium quality coated, cold-rolled and hot-rolled products, and specialty stainless and electrical steels that are sold in slab, hot band, sheet and strip form. These products are sold primarily to the domestic automotive, appliance, industrial machinery and equipment, and construction markets, as well as to distributors, service centers and convertors. The Snow and Ice Control Products segment consists of the operations of Douglas Dynamics, L.L.C., the largest North American manufacturer of snowplows and salt and sand spreaders for four-wheel drive light trucks. The Company's other operations include AK Tube L.L.C., a manufacturer of welded steel tubing; Sawhill Tubular Products, a manufacturer of a wide range of steel pipe and tubing products; and Greens Port Industrial Park on the Houston, Texas ship channel.

2001 Compared to 2000

   Total steel shipments during 2001, inclusive of tubular products, declined 9% to 5,894,300 tons from 6,492,600 tons shipped in 2000. Although, demand from automotive and appliance contract customers increased late in 2001, shipments for virtually all product lines were equal to or lower than in 2000. Due to severely depressed steel pricing, the Company chose to forego some spot market sales during 2001. Value-added steel products represented 93% of 2001 total shipments, compared to 90% in 2000, while commodity hot-rolled product shipments declined to 2% of total shipments in 2001, compared to 6% in 2000. Steel Operations shipments totaled 5,586,500 tons in 2001 compared to 6,171,200 tons in 2000.

   During 2001, net sales decreased 13% to $3,994.1 from the $4,611.5 reported for 2000. Steel Operations contributed $3,653.6 to total net sales in 2001, compared to $4,277.3 in 2000, a decrease of 15%. These declines were due primarily to lower prices in both the contract and spot markets, which were partially offset, however, by a richer product and market mix. Approximately 73% of AK Steel's shipments of flat-rolled steel products during 2001 were made pursuant to annual and multi-year contracts, with the balance being made in the spot market at prevailing prices at the time of sale.

   Sales by the Snow and Ice Control Products business are strongly dependent on weather conditions in its market area and the level of light trucks sales. Strong truck sales due to aggressive marketing by automotive companies, as well as higher snowfalls during the winter of 2000/2001 contributed to sales increasing to $138.8 in 2001 from $112.3 in 2000.

   The following presents, on a pro forma basis, operating profit before and after two unusual items recorded in the fourth quarter of 2001.

                                                        2000   2001
                                                       ------ ------
           Operating profit (loss) as reported........ $338.2 $(19.6)
           Pension charge.............................     --  194.0
           Stock received in insurance demutualization     --  (49.9)
                                                       ------ ------
           Pro forma operating profit................. $338.2 $124.5
                                                       ====== ======

   The Company recorded an operating loss in 2001 of $19.6, including an operating loss of $68.9 in the Steel Operations. Both losses included the effects of two unusual items described below. Snow and Ice Control Products posted an increase in operating profit to $41.0 in 2001 from $30.5 in 2000, primarily due to the higher sales volumes.

   Under its method of accounting for pension and other postretirement benefit plans, the Company recognizes into income, as a fourth quarter adjustment, any unrecognized actuarial net gains or losses that exceed 10% of the larger of benefit obligations or plan assets. Amounts inside this 10% corridor are amortized over the average remaining service life of active plan participants. Actuarial net gains and losses occur when actual experience differs from any of the many assumptions used to value the benefit plans, or when the assumptions change, as they may each year when a valuation is performed. During 2001, the combination of a 6% loss on its pension plan assets, and a decrease in the discount rate from 8% to 7.25%, caused the Company to recognize, in the fourth quarter of 2001, a non-cash pre-tax pension charge of $194.0. In addition, because the decline in asset value also led to the pension plans becoming underfunded, the Company recorded a non-cash after-tax reduction in equity of approximately $163.4.

   In the fourth quarter of 2001, Anthem Inc., the Company's primary health insurance provider, converted from a mutual insurance company to a corporation, issuing shares of its common stock to certain of its long-time policyholders. As a major policyholder, AK Steel received approximately 1.5 million shares of Anthem common stock as a result of this demutualization, recording an unusual pre-tax benefit of $49.9. The benefit was net of a liability established to provide compensation to Company employees and retirees who paid a small portion of the premiums for the applicable plans of the insurance provider. At December 31, 2001, the fair value of the stock, net of the fair value of the liability, had risen to $68.6 and the increase, net of tax, was recorded in other comprehensive income.

   Excluding the $194.0 pension charge and the $49.9 insurance company demutualization benefit, the Company would have realized an operating profit of $124.5, or $21 per ton shipped, in 2001 compared to an operating profit of $338.2, or $52 per ton shipped, in 2000. The significant decrease in 2001 was primarily due to lower contract pricing and severely depressed spot market pricing, which lowered average selling prices by $38 per ton, and the 9% reduction in shipping volume, partially offset by company-wide cost savings. Cost savings were derived from lower market prices for purchased slabs and scrap, which saved over $50.0 in 2001, as well as overtime cost savings of approximately $30.0, partially offset by approximately $50.0 in higher natural gas costs.

   During 2001, the Company recorded an income tax benefit of $54.3 on a pre-tax loss of $146.7, using a book tax rate of 37%. In 2000, the Company recorded $77.7 of income tax expense on pre-tax income of $210.1.

   The Company recorded a net loss in 2001 of $92.4, or $0.87 per share, compared to net income of $132.4, or $1.20 per share, for 2000. Excluding the two unusual items, net of tax, discussed above, the Company would have recorded a loss of $1.6, or $0.02 per share, in 2001.

2000 Compared to 1999

   During 2000, net sales were $4,611.5, an increase of 6% from the $4,368.3 reported for 1999. Steel Operations contributed $4,277.3 to total net sales, compared to $4,055.3 for 1999, an increase of 5%. These increases were due primarily to continued growth in the percentage of total shipments attributable to value-added products, consisting primarily of stainless and electrical steels and coated and cold-rolled carbon steels. For the year 2000, value-added products, including tubular products, comprised approximately 90% of total shipments, compared to 82% for 1999. Partly offsetting the improved product mix were significantly lower prices in the spot market and a temporary decline in the percentage of sales made to the higher priced contract market.

   Total steel shipments during 2000, inclusive of tubular products, declined slightly to 6,492,600 tons from the 6,541,300 tons shipped in 1999, reflecting the Company's closure, in January 2000, of a redundant galvanizing facility in Dover, Ohio, which accounted for shipments of almost 200,000 tons in 1999. During 2000, an 8% increase in value-added steel shipments was a result of the Company's move toward a richer product mix. Steel Operations shipments of 6,171,200 in 2000 were 1% below 1999 shipments due to the Dover closure.

   Operating profit in 2000 totaled $338.2, or $52 per ton shipped, compared to the $244.8 reported for 1999. Excluding the $99.7 merger-related special charges, 1999 operating profit was $344.5, or $53 per ton shipped. Steel Operations operating profit was $300.7 in 2000 and $201.7 ($301.4 excluding the special charge) in 1999. The slight decrease in adjusted operating profit in 2000 was due primarily to substantially higher costs in comparison to 1999 for steel scrap, purchased carbon steel slabs and, most particularly, natural gas. To a lesser extent, operating profit fell due to the significant decline in spot market prices and the increase in the percentage of the Company's sales to the spot market during the fourth quarter of 2000. These negative factors were partly offset by increased shipments of value-added products, which carry higher margins, higher than expected merger synergies and other cost savings achieved through more efficient utilization of production facilities.

   Operating profit for the Snow and Ice Control Products segment declined to $30.5 in 2000 from $36.1 in 1999 on 2000 sales of $112.3 and 1999 sales of
$118.7. While light truck sales remained strong in 2000, plow sales were adversely affected by below average snowfall in the Company's market area.

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

   During 2000, the Company incurred $77.7 in income tax expense, a book tax rate of 37%. This amount included a non-cash deferred tax provision of $91.4, primarily attributable to accelerated tax depreciation in excess of book, book pension credits in excess of actual funding of the pension plans, utilization or expiration of tax loss carryovers and related changes in the deferred tax asset valuation reserve. Partially offsetting the deferred tax provision was a credit for current taxes of $13.7, which included a $15.0 federal tax refund that resulted from the carryback of a tax net operating loss generated in 1999. The income tax provision for 1999 is net of an $11.6 recycling tax credit received from the Commonwealth of Kentucky in that year, but which related to prior years.

   Income from continuing operations for 2000 was $132.4, or $1.20 per share, compared to $71.3, or $0.62 per share, reported for 1999. Excluding the special charge, minority interest, and certain other merger-related adjustments, net of tax, 1999 income from continuing operations was $157.6, or $1.46 per share. From this amount, income from continuing operations decreased 16% in 2000, reflecting the lower adjusted operating income, higher interest expense and the decline in other income.

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

   Net income in 2000 was $132.4, or $1.20 per share, compared to the $65.4, or $0.56 per share, reported for 1999. Excluding the special charge, minority interest, and certain other merger-related adjustments, as well as the income from discontinued operations and extraordinary loss, net of tax, 1999 income was $157.6, or $1.46 per share. From this amount, income decreased 16% in 2000, reflecting the lower adjusted operating income, higher interest expense and the decline in other income.

Outlook

   The Company expects its shipments to increase between 6% and 7% in 2002 compared to 2001 as a result of an expected increase in its share of the automotive and appliance markets and slightly higher sales to the spot market. Value-added products are expected to approach 94% of total shipments in 2002. While the Company expects its sales to contract customers to increase as a percentage of its total sales, overall pricing is expected to decline 1.5% to 2% across all steel product lines, primarily due to lower contract prices, partially offset, however, by a richer product and market mix and slightly improving spot market prices. AK Steel has initiated a $25 per ton spot market increase for first quarter of 2002 shipments and will seek an additional $25 per ton increase beginning in the second quarter.

   The price paid for the Company's 2002 natural gas purchases is expected to be significantly lower compared to 2001, particularly after the first quarter. Purchased slab prices are also expected to be lower in 2002 than in 2001. If expected trends are realized, cost savings for natural gas, slabs and other raw materials could exceed $100.0 in 2002 compared to 2001. However, the Company expects to undertake a blast furnace maintenance outage in the first half of 2002, costing approximately $10.0, of which approximately $5.0 will be recognized in each of the first two quarters.

   Primarily because the Company's pension plans are now underfunded as a result of the significant declines in the equities markets and in interest rates in 2001, the Company expects pension expense in 2002 of approximately $50.0, assuming no fourth quarter adjustment, compared to pension income of $58.0 in 2001, excluding the unusual fourth quarter charge discussed above. Under the Company's pension and other postretirement benefit accounting method, the annual determination of a fourth quarter gain or loss, if any, is made as of the plans' measurement date. However, no cash payments to the plans will be required until at least 2003. Primarily due to higher medical costs, other postretirement benefit expense is expected to increase by approximately $27.0 in 2002 versus 2001, assuming no fourth quarter adjustment. Since the current balance of deferred losses for all major pension and other postretirement benefit plans was at or near the edge of the 10% corridor at the end of 2001, any additional net actuarial losses calculated in the fourth quarter of 2002 would likely result in another fourth quarter charge against income.

   On December 18, 2001, the Company announced that it had signed a letter of intent to sell the assets of Sawhill Tubular to John Maneely Company. The sale, which is expected be completed in the first half of 2002, is contingent upon approval by the boards of directors of both companies. In 2001, Sawhill Tubular accounted for less than 5% of the Company's total net sales.

   During the first quarter of 2002, the Company began selling the Anthem Inc. stock it had received in the demutualization, setting aside some of the proceeds for those employees and retirees that contributed a portion of the premiums to the insurance provider.

Liquidity and Capital Resources

   At December 31, 2001, the Company had $101.0 in cash and cash equivalents. The Company's primary source of cash is funds generated by operations and, as such, future operations could have a significant impact on the Company's cash balances and liquidity.

   In addition to cash on hand at December 31, 2001, the Company had $198.4 of availability under its $300.0 accounts receivable purchase credit facility, net of $101.6 used for letters of credit.

   During 2001, cash flow from operations generated $168.1, primarily attributable to $153.0 of income excluding non-cash charges for depreciation and amortization. Other non-cash items in the 2001 net loss included the $194.0 pension charge, the $49.9 benefit from the receipt of the Anthem shares, $44.2 of net pension and other postretirement benefit income and $53.5 of deferred tax credits. During 2001, $16.8 of cash was generated by working capital as reductions in accounts receivable were partially offset by inventory increases. The decrease in accounts receivable reflected the lower sales levels in the year, while the increase in inventories consisted largely of higher slab purchases made in anticipation of a blast furnace maintenance outage scheduled for the first half of 2002. Finally, $41.0 was used to settle a key management deferred compensation plan liability.

   Cash flows used in investing totaled $75.9. Capital investments were $108.7 and the Company used $41.3 to acquire Alpha Tube and purchase other long-term investments. The Company liquidated a key management deferred compensation plan trust, generating $31.6, sold its ownership interest in North American Stainless for $12.5 and, in the fourth quarter of 2001, received $30.0 from AFSG Holdings, Inc., the holding company for its discontinued insurance and finance leasing businesses. During 2002, cash balances may be positively affected by proceeds from further sales of Anthem stock and the sale of Sawhill, though the timing of such sales is not assured.

   Cash flows from financing activities resulted in a net use of $78.0, including $14.2 for dividends on common and preferred stock and $63.2 for scheduled debt repayments.

  Dividend Reduction

   Prior to 2001, AK Holding had paid quarterly dividends on its common stock since November 15, 1995 and had paid dividends on its $3.625 cumulative convertible preferred stock since it was issued in the fourth quarter of 1999. The declaration and payment of cash dividends are subject to a restrictive covenant contained in the instruments governing the Company's senior debt. Primarily due to dividend payments and substantial share repurchases made in 2000 and prior years, and the impact of net losses recorded in 2001, the amount available under this covenant was insufficient to permit the payment of dividends on either the common or preferred stock for more than a portion of the year. In 2001, common stock dividends were reduced to $0.0625 per quarter in the first two quarters and suspended in the last two quarters. Preferred stock dividends were paid in the first three quarters of the year and were suspended in the fourth quarter. As of December 31, 2001, the restrictive covenant precluded the payment of any dividends on either of the preferred or common stock. The preferred stock dividends are cumulative and, as such, holders of the $3.625 preferred stock are entitled to payment of all accrued, but unpaid dividends, before payment of dividends to the holders of common stock may resume.

  Anticipated Debt Service

   At December 31, 2001, the Company's long-term debt, including the current portion, totaled $1,402.5, consisting primarily of senior notes that mature in the years 2006 through 2009 and that are not subject to amortization prior to maturity. In addition, the principal of the Company's Senior Secured Notes Due 2004 is repayable in four successive annual installments of $62.5, which commenced in December 2001. The Company's obligation to make principal payments in each of the next five years is as follows: $78.0 in 2002, $62.5 in 2003, $62.5 in 2004, zero in 2005 and $550.0 in 2006. Interest expense for 2001, net of capitalized interest of $2.8, totaled $133.1.

  Capital Investments

   The Company anticipates 2002 capital investments of approximately $125.0, all of which are expected to be funded from available cash and cash generated from operations. At December 31, 2001, commitments for future capital investments totaled approximately $46.7.

  Employee Benefit Obligations

   As of December 31, 2001, the Company's pension plans were 88% funded in accordance with generally accepted accounting principles. However, no cash contributions to the pension plans are required until at least 2003.

   At December 31, 2001, the Company's liability for postretirement benefits other than pensions totaled $1,474.0 The Company has established a health care trust as a means of prefunding a portion of this liability. The balance in the trust, including the earnings on trust investments, as of December 31, 2001, was $87.0.

  Energy and Raw Material Hedging

   The Company enters into derivative transactions in the ordinary course of business to hedge the price of natural gas and certain raw materials. As of December 31, 2001, current and noncurrent liabilities on the Company's consolidated balance sheet include $33.8 and $6.0, respectively, for the fair value of these derivatives. The effect on cash of settling these liabilities is expected to be offset by lower prices paid for the related commodities.

Critical Accounting Policies and Estimates

   The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States. These principles permit choices among alternatives and require numerous estimates of financial matters. The Company believes the accounting principles chosen are appropriate under the circumstances, and that the estimates, judgments and assumptions involved in its financial reporting are reasonable.

   Revenue from sales of products is recognized at the time title and the risks and rewards of ownership passes. This normally is when the products are shipped to the customer, the sales price is fixed and determinable, and collection is reasonably assured.

   Accounting estimates are based on historical experience and information that is available to management about current events and actions the Company may take in the future. Significant items subject to estimates and assumptions include the carrying value of long-lived assets; valuation allowances for receivables, inventories and deferred income tax assets; legal and environmental liabilities; and assets and obligations related to employee benefit plans. There can be no assurance that actual results will not differ from these estimates.

   The Company maintains an allowance for doubtful accounts for losses resulting from the potential that some customers may be unable to make payments. While, based on the Company's experience, losses due to credit failures have been low, if in the future the financial condition of some customers deteriorates affecting their ability to pay, additional allowances may be needed. Approximately 35% of trade receivables outstanding at December 31, 2001 are due from businesses associated with the U.S. automotive industry. Except in a few situations where the risk warrants it, collateral is not required on trade receivables; and while it believes its trade receivables will be collected, the Company anticipates that in the event of default it would follow normal collection procedures.

   The Company records a valuation allowance to reduce its deferred tax assets to an amount that is more likely than not to be realized. In estimating levels of future taxable income, the Company has considered historical results of operations in recent years and would, if necessary, consider the implementation of prudent and feasible tax planning strategies to generate future taxable income. If future taxable income is less than the amount that has been assumed in determining the deferred tax asset, then an increase in the valuation reserve will be required, with a corresponding charge against income. On the other hand, if future taxable income exceeds the level that has been assumed in calculating the deferred tax asset, the valuation reserve could be reduced, with a corresponding credit to income. The Company's ability to utilize Armco's net operating loss, capital loss, and tax credit carryforwards as of the date of the merger will be limited by Section 382 of the Internal Revenue Code. The Company has recorded a valuation reserve for those carryforward amounts that are expected to expire prior to being used as a result of the limits imposed by
Section 382.

   The Company is involved in a number of environmental and legal proceedings. Accruals of probable costs have been made based on a combination of litigation and settlement strategies. It is possible that results of operations in any future period could be materially affected by changes in assumptions or by the effectiveness of these strategies.

   As discussed earlier in this Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading, "2001 Compared to 2000," the Company's method of accounting for pensions and other postretirement benefit plans required the recognition of a pre-tax charge of $194.0 in the fourth quarter of 2001. Under its method of accounting for pension and other postretirement benefit plans, the Company recognizes into income, as a fourth quarter adjustment, any unrecognized actuarial net gains or losses that exceed 10% of the larger of benefit obligations or plan assets. Amounts inside this 10% corridor are amortized over the average remaining service life of active plan participants. The Company believes this method results in faster recognition of actuarial net gains and losses than the minimum amortization method permitted by prevailing accounting standards and used by the vast majority of companies in the United States. Faster recognition limits the amounts by which balance sheet assets and liabilities differ from economic net assets or obligations related to the plans. However, faster recognition under this method also results in the potential for highly volatile and hard to forecast fourth quarter adjustments, similar to the one just recognized.

   Under the applicable accounting standards, actuarial net gains and losses occur when actual experience differs from any of the many assumptions used to value the benefit plans or when the assumptions change, as they may each year when a valuation is performed. The usual major sources of actuarial gains and losses for pension plans are the differences between expected and actual returns on plan assets and changes in the discount rate used to value pension liabilities as of the measurement date. For other postretirement benefit plans, differences in estimated versus actual health care costs, changes in assumed health care cost trend rates or a change in the difference between the discount rate and the health care trend rate are major sources of actuarial gains and losses. In addition to the potential for fourth quarter adjustments, these changes affect future quarterly net periodic benefit expense.

   The Company's financial statements consolidate the operations and accounts of the Company and all subsidiaries in which the Company has a controlling interest. The Company also has investments in associated companies that are accounted for under the equity method and, because the operations of these companies are integrated with the Company's basic steelmaking operations, its proportionate share of their income (loss) is reflected in the Company's cost of products sold in the consolidated statements of income. The Company has a subordinated note receivable of $35.0 due from one of these associated companies, which is recorded in other investments on the consolidated balance sheets. In the first quarter of 2002, the Company provided a $4.0 letter of credit to support a portion of that company's bank indebtedness proportionate to the Company's investment in that company. The Company does not guarantee the debt of any other unconsolidated companies, has no "off balance sheet debt" and does not have any so called "special purpose entities" that are not included in its consolidated financial statements.

   The Company's investment in AFSG Holdings, Inc. represents the carrying value of its discontinued insurance and finance leasing businesses, which have been largely liquidated. The activities of the remaining operating companies are in "runoff" mode and the group is accounted for as a discontinued operation under the liquidation basis of accounting, whereby future cash inflows and outflows are considered. The Company is under no obligation to support the operations or liabilities of this group.

   The Company is a party to derivative instruments that are designated and qualify as hedges under Statement of Financial Accounting Standards ("Statement") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and related pronouncements. The Company's objective in using such instruments is to protect its earnings and cash flows from fluctuations in the fair value of selected commodities and currencies. For example, in the ordinary course of business, the Company uses cash settled commodity price swaps, with a duration of up to three years, to hedge the price of a portion of its natural gas, nickel, aluminum and zinc requirements. The Company designates these swaps as cash flow hedges and the resulting changes in their fair value are recorded in other comprehensive income. Subsequent gains and losses are recognized into income in the same period as the underlying physical transaction. As of December 31, 2001, currently valued outstanding commodity hedges would result in the reclassification into earnings of $20.0 in net-of-tax losses within the next twelve months. The Company is not party to any derivative instruments that do not qualify as hedges. Based on such reviews as it deems reasonable and appropriate, the Company believes that all counterparties to its outstanding derivative instruments are entities with substantial creditworthiness.

New Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed annually for impairment. The Company adopted Statement No. 142 as of January 1, 2002 and has begun the transition process of identifying its reporting units, allocating goodwill and determining fair values. The Statement allows the Company until June 30, 2002 to complete this initial stage and until the end of the year to determine the final effect adoption will have on its financial statements. At December 31, 2001, the Company had $109.7 of goodwill included on its balance sheet, but currently does not know if an impairment will be necessary.

   In June 2001, the FASB also issued Statement No. 143, "Accounting for Asset Retirement Obligations," which requires entities to establish liabilities for legal obligations associated with the retirement of tangible long-lived assets. The Company will adopt the Statement in 2003, but has yet to determine what effect, if any, adoption will have on its financial statements.

   In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for impairment of long-lived assets to be held and used, and of long-lived assets and components of an entity to be disposed of. The Company adopted the Statement effective as of January 1, 2002, as required, but does not expect the Statement will have a material effect on its financial statements. Statement No. 144 supercedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

Forward-Looking Statements

   Certain statements made or incorporated by reference in this Form 10-K, or made in press releases or in oral presentations made by Company employees, reflect management's estimates and beliefs and are intended to be, and are hereby identified as "forward-looking statements" for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In particular, these include (but are not limited to) statements in the foregoing paragraphs entitled, Raw Materials, Competition, Environmental Matters, Legal Proceedings, Outlook, Liquidity and Capital Resources, Critical Accounting Policies and Estimates, and New Accounting Pronouncements. In addition, these include statements in Item 7A, Quantitative and Qualitative Disclosure About Market Risk and in the Notes to Consolidated Financial Statements in the paragraphs entitled, Property Plant and Equipment, Goodwill and Other Intangible Assets, Pension and Other Postretirement Benefits Accounting, Concentrations of Credit Risk, Financial Instruments, Income Taxes, Commitments, and Legal, Environmental Matters and Contingencies.

   The Company cautions readers that such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management. In addition to those noted in the statements themselves, these factors include, but are not limited to, the following:

    . risks of continuing recessionary conditions in the general economy and in the cyclical steel industry;

    .  reduced domestic automotive production;

    . changes in demand for the Company's products, including the possible need to shift shipments to the spot market from the contract market;

    .  unanticipated plant outages, equipment failures or labor difficulties;

    . actions by the Company's domestic and foreign competitors, their employees and labor unions;

    . interest rate volatility and declining prices in the securities markets, which may affect invested pension plan assets and the calculation of pension and other postretirement benefit obligations and expenses;

    . unanticipated increases in the prices for, or disruptions in the supply of, raw materials and energy, particularly natural gas;

    . unexpected outcomes of major litigation, environmental matters and other contingencies;

    . changes in application or scope of environmental regulations applicable to the Company.

    . changes in United States trade policy and governmental actions with respect to imports, particularly the possible impact of restrictions or tariffs on the importation of carbon slabs; and

    . timely completion of business or asset purchases and sales, including receipt of regulatory agency approvals;

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

   In the ordinary course of business, the Company's market risk is limited to changes in a) interest rates, b) the prices of raw materials and energy sources, and c) foreign currency exchange rates. The Company manages interest rate risk by issuing substantially all of its debt securities on a fixed rate basis. The fair value of this debt as of December 31, 2001 is $1,409.7 million. A reduction in prevailing interest rates of 1% would result in an increase in the total fair value of the Company's long-term debt of approximately $64.5 million. The fair value is determined primarily from quoted prices. The increase in total fair value due to an assumed decline in interest rates was calculated based on a change in the rate used to discount total future principal and interest payments. An unfavorable effect on the Company's results and cash flows from exposure to interest rate declines and a corresponding increase in the fair value of its debt would result only if the Company elected to repurchase its outstanding debt securities at prevailing market prices.

   In the ordinary course of business, the Company is exposed to fluctuations in the price of certain commodities. Since approximately 73% of AK Steel's flat-rolled steel shipments in 2001 were generally made under long-term contracts where selling prices cannot be adjusted in response to changes in the costs of raw materials and energy, a rise in the price of natural gas or other commodities is, for the most part, absorbed by the Company rather than passed on to the customer. However, in the case of stainless steel, increased costs for nickel can usually be recovered through price surcharges to customers. The Company uses cash settled commodity price swaps to hedge the price of a portion of its natural gas, nickel, aluminum, and zinc requirements. The resulting gains and losses from the use of these contracts are deferred in accumulated other comprehensive income (loss) on the consolidated balance sheet and recognized into income in the same period as the underlying physical transaction. At December 31, 2001, accumulated other comprehensive income
(loss) includes $23.6 million in unrealized net-of-tax losses for the fair value of these derivatives. Based on the swaps outstanding at December 31, 2001, the following table presents the negative effect on pre-tax income (in millions of dollars) of a hypothetical 10% and 25% decrease in the market price of each of the indicated commodities.

                 Commodity Derivative 10% Decrease 25% Decrease
                 -------------------- ------------ ------------
                     Natural Gas.....     $4.2        $10.6
                     Nickel..........      0.6          1.6
                     Aluminum........      0.7          1.9
                     Zinc............      5.5         13.9

   Because these swaps are structured and used solely as hedges, virtually all of the losses realized from decreasing market prices would be offset by the benefit of lower prices paid for the physical commodity used in the normal production cycle. The Company currently does not enter into contracts for trading purposes.

   The Company is also subject to risks of exchange rate fluctuations on a small portion of its receivables, which are denominated in foreign currencies. Forward currency contracts are used to manage exposures to certain of these currency price fluctuations. At December 31, 2001, the Company had outstanding, forward currency contracts with a total notional value of $26.3 million for the sale of euros. Based on the contracts outstanding at the end of 2001, a 10% increase in the euro to dollar rate would result in a $2.7 million loss in value, which would offset the income benefit of a more favorable translation rate.

Item 8.  Financial Statements and Supplementary Data.

                 AK Steel Holding Corporation and Subsidiaries

                  Index to Consolidated Financial Statements

                                                                                            Page
                                                                                            ----
Management's Responsibility for Financial Statements.......................................  21
Independent Auditors' Report...............................................................  21
Consolidated Statements of Income for the Years Ended December 31, 1999, 2000 and 2001.....  22
Consolidated Balance Sheets as of December 31, 2000 and 2001...............................  23
Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 2000 and 2001.  24
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1999, 2000
  and 2001.................................................................................  25
Notes to Consolidated Financial Statements.................................................  26

             MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

   The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States. These principles permit choices among alternatives and require numerous estimates of financial matters. The Company believes the accounting principles chosen are appropriate under the circumstances, and that the estimates, judgments and assumptions involved in its financial reporting are reasonable.

   The Company's management is responsible for the integrity and objectivity of the financial information presented in its financial statements. It maintains a system of internal accounting controls designed to provide reasonable assurance that Company employees comply with stated policies and procedures, that the Company's assets are safeguarded and that its financial reports are fairly presented. On a regular basis, the Company's financial management discusses internal accounting controls and financial reporting matters with its independent auditors and its Audit Committee, composed solely of independent outside directors. The independent auditors and the Audit Committee also meet privately to discuss and assess the Company's accounting controls and financial reporting.

RICHARD M. WARDROP, JR.
Chairman, Chief Executive Officer and President

JAMES L. WAINSCOTT
Senior Vice President and Chief Financial Officer
(and principal accounting officer)

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
AK Steel Holding Corporation:

   We have audited the accompanying consolidated balance sheets of AK Steel Holding Corporation and Subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2000 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Cincinnati, Ohio
January 30, 2002

                         AK STEEL HOLDING CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

             For the Years Ended December 31, 1999, 2000 and 2001
                 (dollars in millions, except per share data)

                                                                    1999      2000      2001
                                                                  --------  --------  --------
Net sales........................................................ $4,368.3  $4,611.5  $3,994.1
Cost of products sold (exclusive of items shown separately below)  3,503.3   3,773.7   3,373.6
Selling and administrative expenses..............................    309.8     267.6     265.3
Depreciation (Note 1)............................................    210.7     232.0     230.7
Special charges and unusual items:
   Costs related to the merger with Armco Inc. (Note 10).........     99.7        --        --
   Pension charge (Note 1).......................................       --        --     194.0
   Stock received in insurance demutualization (Note 10).........       --        --     (49.9)
                                                                  --------  --------  --------
Total operating costs............................................  4,123.5   4,273.3   4,013.7
                                                                  --------  --------  --------
Operating profit (loss)..........................................    244.8     338.2     (19.6)
Interest expense.................................................    123.7     136.1     133.1
Other income.....................................................     20.8       8.0       6.0
                                                                  --------  --------  --------
Income (loss) before income taxes and minority interest..........    141.9     210.1    (146.7)
Income tax provision (benefit) (Note 5)..........................     63.9      77.7     (54.3)
Minority interest (Note 2).......................................      6.7        --        --
                                                                  --------  --------  --------
Income (loss) from continuing operations.........................     71.3     132.4     (92.4)
Income from discontinued operations (Note 13)....................      7.5        --        --
                                                                  --------  --------  --------
Income before extraordinary item.................................     78.8     132.4     (92.4)
Extraordinary loss on retirement of debt, net of tax (Note 6)....     13.4        --        --
                                                                  --------  --------  --------
Net income (loss)................................................     65.4     132.4     (92.4)
Other comprehensive income (loss), net of tax (Note 1):
   Foreign currency translation adjustment.......................     (1.4)     (2.1)      0.6
   Derivative instrument hedges, mark to market:
       Cumulative effect adjustment..............................       --        --      27.5
       Losses arising in period..................................       --        --     (67.6)
       Reclass gains included in net income......................       --        --      11.2
   Unrealized gains on securities:
       Unrealized holding gains arising during period............      0.7       0.1      10.2
       Reclass gains included in net income......................     (1.9)     (1.4)     (0.9)
   Minimum pension liability adjustment..........................      1.2       0.2    (163.4)
                                                                  --------  --------  --------
Comprehensive income (loss)...................................... $   64.0  $  129.2  $ (274.8)
                                                                  ========  ========  ========
Earnings per share: (Note 1)
   Basic earnings per share:
       Income (loss) from continuing operations.................. $   0.62  $   1.20  $  (0.87)
       Discontinued operations...................................     0.07        --        --
       Extraordinary loss on retirement of debt..................     0.13        --        --
                                                                  --------  --------  --------
          Net income (loss)...................................... $   0.56  $   1.20  $  (0.87)
                                                                  ========  ========  ========
   Diluted earnings per share:
       Income (loss) from continuing operations.................. $   0.62  $   1.20  $  (0.87)
       Discontinued operations...................................     0.07        --        --
       Extraordinary loss on retirement of debt..................     0.13        --        --
                                                                  --------  --------  --------
          Net income (loss)...................................... $   0.56  $   1.20  $  (0.87)
                                                                  ========  ========  ========

                See notes to consolidated financial statements.

                         AK STEEL HOLDING CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                          December 31, 2000 and 2001
                (dollars in millions, except per share amounts)

                                                                                       2000       2001
                                                                                     ---------  ---------
                                      ASSETS
Current Assets:
   Cash and cash equivalents........................................................ $    86.8  $   101.0
   Accounts receivable, net (Note 1)................................................     517.7      410.0
   Inventories, net (Note 1)........................................................     848.4      943.2
   Deferred tax asset (Note 5)......................................................      54.7       76.6
   Other current assets.............................................................      14.2       17.0
                                                                                     ---------  ---------
       Total Current Assets.........................................................   1,521.8    1,547.8
                                                                                     ---------  ---------
Property, Plant and Equipment (Note 1)..............................................   4,682.4    4,805.7
   Less accumulated depreciation....................................................  (1,796.7)  (2,013.0)
                                                                                     ---------  ---------
   Property, plant and equipment, net...............................................   2,885.7    2,792.7
                                                                                     ---------  ---------
Other Assets:
   Investment in AFSG (Note 1)......................................................      85.6       55.6
   Other investments................................................................     114.0      154.3
   Goodwill (Note 1)................................................................     111.7      109.7
   Other intangible assets (Note 8).................................................       7.4      111.9
   Prepaid pension (Note 8).........................................................     206.5        1.4
   Deferred tax asset (Note 5)......................................................     242.2      393.5
   Other............................................................................      64.9       58.9
                                                                                     ---------  ---------
       Total Assets................................................................. $ 5,239.8  $ 5,225.8
                                                                                     =========  =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable................................................................. $   498.3  $   537.6
   Accrued liabilities..............................................................     262.2      270.5
   Current portion of long-term debt (Note 6).......................................      63.2       78.0
   Current portion of pension and other postretirement benefit obligations (Note 8).      66.6       68.3
                                                                                     ---------  ---------
       Total Current Liabilities....................................................     890.3      954.4
                                                                                     ---------  ---------
Noncurrent Liabilities:
   Long-term debt (Note 6)..........................................................   1,387.6    1,324.5
   Pension and other postretirement benefit obligations (Note 8)....................   1,420.2    1,740.1
   Other liabilities................................................................     222.4      173.5
                                                                                     ---------  ---------
       Total Noncurrent Liabilities.................................................   3,030.2    3,238.1
                                                                                     ---------  ---------
       Total Liabilities............................................................   3,920.5    4,192.5
                                                                                     ---------  ---------
Stockholders' Equity: (Note 3)
   Preferred stock, aggregate liquidation preference over par $12.7.................      12.5       12.5
   Common stock, authorized 200,000,000 shares of $.01 par value each; issued 2000,
     115,832,859 shares, 2001, 115,987,777 shares; outstanding 2000, 107,650,372
     shares; 2001, 107,713,329 shares...............................................       1.2        1.2
   Additional paid-in capital.......................................................   1,803.2    1,807.2
   Treasury stock, common shares at cost, 2000, 8,182,487; 2001, 8,274,448 shares...    (119.4)    (120.4)
   Accumulated deficit..............................................................    (373.3)    (479.9)
   Accumulated other comprehensive income (loss) (Note 1)...........................      (4.9)    (187.3)
                                                                                     ---------  ---------
Total Stockholders' Equity..........................................................   1,319.3    1,033.3
                                                                                     ---------  ---------
Total Liabilities and Stockholders' Equity.......................................... $ 5,239.8  $ 5,225.8
                                                                                     =========  =========

                See notes to consolidated financial statements.

                         AK STEEL HOLDING CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             For the Years Ended December 31, 1999, 2000 and 2001
                             (dollars in millions)

                                                                                  1999     2000     2001
                                                                                 -------  -------  -------
Cash flows from operating activities:
   Net income (loss)............................................................ $  65.4  $ 132.4  $ (92.4)
                                                                                 -------  -------  -------
   Adjustments to reconcile net income to cash flows from operating activities:
       Depreciation.............................................................   210.7    232.0    230.7
       Amortization.............................................................    16.4     16.0     14.7
       Deferred income taxes....................................................    57.7     91.4    (53.5)
       Costs related to the merger with Armco Inc...............................    99.7       --       --
       Pension charge...........................................................      --       --    194.0
       Stock received in insurance demutualization..............................      --       --    (49.9)
       Income from discontinued operations......................................    (7.5)      --       --
       Extraordinary loss on retirement of debt.................................    13.4       --       --
       Other items, net.........................................................    (2.4)     1.4      6.3
       Changes in assets and liabilities:
          Accounts and notes receivable.........................................   (74.8)   (11.2)   107.1
          Inventories...........................................................  (127.4)   (50.9)   (93.2)
          Current liabilities...................................................    19.4    (31.6)     2.9
          Other assets..........................................................    (0.9)    (2.7)     0.6
          Pension asset and obligation..........................................   (19.0)   (55.6)   (63.9)
          Postretirement benefit obligation.....................................     0.5     (0.3)    19.7
          Other liabilities.....................................................    (1.9)     9.0    (55.0)
                                                                                 -------  -------  -------
              Total adjustments.................................................   183.9    197.5    260.5
                                                                                 -------  -------  -------
          Net cash flows from operating activities..............................   249.3    329.9    168.1
                                                                                 -------  -------  -------
Cash flows from investing activities:
   Capital investments..........................................................  (337.2)  (137.7)  (108.7)
   Net sale of short-term investments...........................................     6.8       --       --
   Purchase of long-term investments............................................    (0.2)   (66.4)   (12.0)
   Purchase of a business.......................................................      --       --    (29.3)
   Distribution from investees..................................................      --       --     30.2
   Proceeds from the sale of investments........................................     4.6      3.2     44.1
   Proceeds from sale of property, plant and equipment..........................     2.1      6.2      0.1
   Other items, net.............................................................     0.8      0.9     (0.3)
                                                                                 -------  -------  -------
          Net cash flows from investing activities..............................  (323.1)  (193.8)   (75.9)
                                                                                 -------  -------  -------
Cash flows from financing activities:
   Proceeds from issuance of common stock.......................................    24.7      1.6       --
   Proceeds from issuance of long-term debt.....................................   460.0       --       --
   Principal payments on long-term debt.........................................  (530.8)    (6.0)   (63.2)
   Purchase of treasury stock...................................................    (1.5)   (39.2)    (1.0)
   Purchase of preferred stock..................................................  (115.8)    (2.2)      --
   Preferred stock dividends paid...............................................    (7.6)    (1.0)    (0.7)
   Common stock dividends paid..................................................   (35.1)   (54.9)   (13.5)
   Underwriting discount and stock issuance expense.............................   (10.8)      --       --
   Other items, net.............................................................    (1.6)    (2.0)     0.4
                                                                                 -------  -------  -------
          Net cash flows from financing activities..............................  (218.5)  (103.7)   (78.0)
                                                                                 -------  -------  -------
Net increase (decrease) in cash and cash equivalents............................  (292.3)    32.4     14.2
   Cash and cash equivalents, beginning of year.................................   346.7     54.4     86.8
                                                                                 -------  -------  -------
   Cash and cash equivalents, end of year....................................... $  54.4  $  86.8  $ 101.0
                                                                                 =======  =======  =======

                See notes to consolidated financial statements.

                         AK STEEL HOLDING CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (dollars in millions)

                                                                                                   Other
                                                                                                  Compre-
                                                                   Additional          Accum-     hensive
                                                  Preferred Common  Paid-In-  Treasury ulated     Income/
                                                    Stock   Stock   Capital    Stock   Deficit    (Loss)    Total
                                                  --------- ------ ---------- -------- -------    -------  --------
Balance, December 31, 1998.......................  $ 130.4   $1.1   $1,692.0  $ (87.8) $(472.7)   $  (0.3) $1,262.7
Net income.......................................                                         65.4                 65.4
Unrealized gain on marketable securities.........                                                    (1.2)     (1.2)
Stock options exercised..........................                       31.7                                   31.7
Tax benefit from common stock compensation.......                        5.5                                    5.5
Purchase of treasury stock.......................                                (1.5)                         (1.5)
Sale of treasury stock...........................                       (1.1)     9.1                           8.0
Conversion of preferred stock to common stock....   (115.5)   0.1      115.4                                     --
Conversion of minority interest preferred stock..                      (62.3)                                 (62.3)
Conversion of minority interest to common stock..                        2.1                                    2.1
Preferred stock $.90625 cash dividend per quarter                                         (7.6)                (7.6)
Common stock $.125 cash dividend per quarter.....                                        (35.1)               (35.1)
Foreign currency translation adjustment..........                                                    (1.4)     (1.4)
Minimum pension liability........................                                                     1.2       1.2
Issuance of restricted stock, net................                       10.8                                   10.8
Unamortized restricted stock.....................                       (0.5)                                  (0.5)
                                                   -------   ----   --------  -------  -------    -------  --------
Balance, December 31, 1999.......................     14.9    1.2    1,793.6    (80.2)  (450.0)      (1.7)  1,277.8
Net income.......................................                                        132.4                132.4
Unrealized gain on marketable securities.........                                                    (1.3)     (1.3)
Stock options exercised..........................                        4.2                                    4.2
Tax benefit from common stock compensation.......                       (0.6)                                  (0.6)
Purchase of treasury stock.......................                               (39.2)                        (39.2)
Purchase of preferred stock......................     (2.4)                                0.2                 (2.2)
Preferred stock $.90625 cash dividend per quarter                                         (1.0)                (1.0)
Common stock $.125 cash dividend per quarter.....                                        (54.9)               (54.9)
Foreign currency translation adjustment..........                                                    (2.1)     (2.1)
Minimum pension liability........................                                                     0.2       0.2
Issuance of restricted stock, net................                        7.6                                    7.6
Unamortized restricted stock.....................                       (1.6)                                  (1.6)
                                                   -------   ----   --------  -------  -------    -------  --------
Balance, December 31, 2000.......................     12.5    1.2    1,803.2   (119.4)  (373.3)      (4.9)  1,319.3
Net loss.........................................                                        (92.4)               (92.4)
Unrealized gain on marketable securities.........                                                     9.3       9.3
Tax benefit from common stock compensation.......                       (0.9)                                  (0.9)
Purchase of treasury stock.......................                                (1.0)                         (1.0)
Preferred stock $.90625 cash dividend per quarter
  (first, second and third quarters only)........                                         (0.7)                (0.7)
Common stock $.0625 cash dividend per quarter
  (first and second quarters only)...............                                        (13.5)               (13.5)
Derivative instrument hedges.....................                                                   (28.9)    (28.9)
Foreign currency translation adjustment..........                                                     0.6       0.6
Minimum pension liability........................                                                  (163.4)   (163.4)
Issuance of restricted stock, net................                        0.1                                    0.1
Unamortized restricted stock.....................                        4.8                                    4.8
                                                   -------   ----   --------  -------  -------    -------  --------
Balance, December 31, 2001.......................  $  12.5   $1.2   $1,807.2  $(120.4) $(479.9)   $(187.3) $1,033.3
                                                   =======   ====   ========  =======  =======    =======  ========

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

   As described more fully in Note 2, the Company completed a transaction on September 30, 1999, whereby Armco Inc. ("Armco") merged with and into AK Steel, and AK Steel became the surviving company. The transaction was accounted for as a pooling of interests and, therefore, the consolidated financial statements presented herein reflect the combined financial position, results of operations and cash flows of Armco and the Company as if they had been combined for all periods presented. Prior to September 30, 1999, AK Steel and Armco, in the normal course of business, entered into certain transactions for the purchase and conversion of material. These intercompany transactions have been eliminated in the accompanying financial statements. All references to the number of common shares outstanding and per share amounts, except dividends per share, have given effect to the Armco merger.

   These financial statements consolidate the operations and accounts of the Company and all subsidiaries in which the Company has a controlling interest. Further information about operating segments is included in Note 9.

   Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of management estimates and assumptions that affect the amounts reported. These estimates are based on historical experience and information that is available to management about current events and actions the Company may take in the future. Significant items subject to estimates and assumptions include the carrying value of long-lived assets; valuation allowances for receivables, inventories and deferred income tax assets; legal and environmental liabilities; and assets and obligations related to employee benefit plans. There can be no assurance that actual results will not differ from these estimates.

   Revenue Recognition: Revenue from sales of products is recognized at the time title and the risks and rewards of ownership passes. This normally is when the products are shipped to the customer, the sales price is fixed and determinable, and collection is reasonably assured.

   Cash Equivalents: Cash equivalents include short-term, highly liquid investments that are readily convertible to known amounts of cash and are of an original maturity of three months or less.

  Supplemental Disclosure of Cash Flow Information:

                                                    1999   2000    2001
                                                   ------ ------  ------
       Cash paid (received) during the period for:
          Interest (net of interest capitalized).. $114.3 $127.1  $139.7
          Income taxes............................    6.2   (9.0)   (1.1)

   Supplemental Cash Flow Information Regarding Non-Cash Investing and Financing Activities: The Company granted to certain employees shares of its common stock with values, net of cancellations, of $10.8, $7.6 and $0.1 in 1999, 2000 and 2001, respectively, under its restricted stock award programs (Note 4). During

                         AK STEEL HOLDING CORPORATION

                (dollars in millions, except per share amounts)

1999, holders of the Company's $3.625 cumulative convertible preferred stock converted their shares with a total redemption value of $115.5 into common stock and holders of Armco's other preferred stock issues converted their shares with a redemption value of $2.1 into common stock (Note 2).

   In the fourth quarter of 2001, the Company received a distribution of shares from Anthem Inc., its primary health insurance provider upon the demutualization of that company. The shares had a fair value at the date of receipt of $49.9, net of a liability established to provide compensation to Company employees and retirees who contributed a small portion of the premiums paid to the applicable insurance plans.

   Accounts Receivable: The allowance for doubtful accounts was $5.0 and $8.4 at December 31, 2000 and 2001.

   Inventories: Inventories are valued at the lower of cost or market. The cost of the majority of inventories is measured on the last in, first out ("LIFO") method. Other inventories are measured principally at average cost and consist mostly of foreign inventories and certain raw materials.

                                                          2000    2001
                                                         ------  ------
       Inventories on LIFO:
          Finished and semifinished..................... $704.1  $750.2
          Raw materials and supplies....................  161.5   162.6
          Adjustment to state inventories at LIFO value.  (42.1)   (4.2)
                                                         ------  ------
              Total.....................................  823.5   908.6
       Other inventories................................   24.9    34.6
                                                         ------  ------
              Total inventories......................... $848.4  $943.2
                                                         ======  ======

   During 2001, liquidation of LIFO layers generated income of $5.1.

   Property, Plant and Equipment: Plant and equipment are depreciated under the straight line method over their estimated lives ranging from 2 to 39 years. The Company's property, plant and equipment balances as of December 31, 2000 and 2001 are as follows:

                                                   2000       2001
                                                 ---------  ---------
          Land, land improvements and leaseholds $   133.6  $   136.5
          Buildings.............................     330.3      350.5
          Machinery and equipment...............   4,108.8    4,210.1
          Construction in progress..............     109.7      108.6
                                                 ---------  ---------
             Total..............................   4,682.4    4,805.7
          Less accumulated depreciation.........  (1,796.7)  (2,013.0)
                                                 ---------  ---------
          Property, plant and equipment, net.... $ 2,885.7  $ 2,792.7
                                                 =========  =========

   The Company periodically reviews the carrying value of long-lived assets to be held and used and long-lived assets to be disposed of when events and circumstances warrant such a review. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value less cost to dispose for assets to be sold or abandoned. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

   In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("Statement") No. 143, "Accounting for Asset Retirement Obligations," which requires entities to establish liabilities for legal obligations associated with the retirement of tangible long-lived assets. The Company will adopt the Statement in 2003, but has yet to determine what effect, if any, adoption will have on its financial statements.

                         AK STEEL HOLDING CORPORATION

                (dollars in millions, except per share amounts)


   In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for impairment of long-lived assets to be held and used, and of long-lived assets and components of an entity to be disposed of. The Company adopted the Statement as of January 1, 2002, as required, but does not expect the Statement will have a material effect on its financial statements.

   Investments: The Company has investments in associated companies that are accounted for under the equity method. Because the operations of these companies are integrated with its basic steelmaking operations, the Company includes its proportionate share of the income (loss) of these associated companies in cost of products sold in its consolidated statements of income.

   The Company has a note receivable of $35.0 due from an entity in which it holds an indirect equity interest, Combined Metals of Chicago LLC. The note is subordinate to outstanding bank indebtedness of the entity. In the first quarter of 2002, the Company provided a $4.0 letter of credit to support a portion of the entity's bank indebtedness proportionate to the company's indirect equity investment.

   The Company's investment in AFSG Holdings, Inc. represents the carrying value of its discontinued insurance and finance leasing businesses, which have been largely liquidated. The activities of the remaining operating companies are being "runoff" and the group is accounted for as a discontinued operation under the liquidation basis of accounting, whereby future cash inflows and outflows are considered. In the fourth quarter of 2001, AFSG Holdings distributed $30.0 of excess funds to the Company, which reduced the Company's carrying value of its AFSG investment. The Company is under no obligation to support the operations or liabilities of this group.

   Goodwill and Other Intangible Assets: Goodwill and other intangible assets primarily consist of goodwill recorded in connection with Armco's acquisition of Cyclops Industries, Inc. on April 24, 1992. This goodwill is being amortized using the straight-line method over 40 years. Goodwill and other intangible assets were also acquired in Armco's purchase of Douglas Dynamics, L.L.C. on July 2, 1991. These assets are being amortized over their estimated useful lives, the majority of which do not exceed 17 years. Amortization expense for both goodwill and other intangible assets was $6.1 in each of the years 1999 and 2000, and $5.5 in 2001. At December 31, 2000 and 2001, accumulated amortization of goodwill and other intangible assets was $54.8 and $39.5, respectively.

   The Company assesses whether its goodwill and other intangible assets are impaired as required by Statement No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," based on an evaluation of undiscounted projected cash flows through the remaining amortization period. If an impairment exists, the amount of such impairment is determined based on the estimated fair value of the asset. Statement No. 144 supercedes Statement No. 121 effective January 1, 2002.

   In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed annually for impairment. The Company adopted Statement No. 142 as of January 1, 2002 and has begun the transition process of identifying its reporting units, allocating goodwill and determining fair values. The Statement allows the Company until June 30, 2002 to complete this initial stage, which determines whether impairment exists, and until the end of the year to determine the final effect adoption will have on its financial statements. The Company currently does not know if an impairment will be necessary. In 2001, $4.0 of the above amortization expense was related to goodwill.

   Pension and Other Postretirement Benefits Accounting: Under its method of accounting for pension and other postretirement benefit plans, the Company recognizes into income, as a fourth quarter adjustment, any

                         AK STEEL HOLDING CORPORATION

                (dollars in millions, except per share amounts)

unrecognized actuarial net gains or losses that exceed 10% of the larger of benefit obligations or plan assets. Amounts inside this 10% corridor are amortized over the average remaining service life of active plan participants. Actuarial net gains and losses occur when actual experience differs from any of the many assumptions used to value the plans. Differences between the expected and actual returns on plan assets and changes in interest rates, which affect the discount rates used, can have a significant impact on the calculation of pension net gains and losses from year to year. For other postretirement benefit plans, increases in healthcare trend rates that outpace discount rates could cause unrecognized net losses to increase to the point that an outside-the-corridor charge would be necessary. By immediately recognizing net gains and losses outside the corridor, the Company's accounting method limits the amounts by which balance sheet assets and liabilities differ from economic net assets or obligations related to the plans. During 2001, the combination of a 6% loss on its pension plan assets, and a decrease in the discount rate from 8% to 7.25%, caused the Company to recognize, in the fourth quarter of 2001, a non-cash pre-tax pension charge of $194.0. In addition, because the decline in asset value also led to the pension plans becoming underfunded, the Company recorded a non-cash after-tax reduction in equity of approximately $163.4.

   Earnings Per Share: Reconciliation of numerators and denominators for basic and diluted EPS computations is as follows:

                                                                               1999   2000   2001
                                                                              ------ ------ ------
Income (loss) for calculation of basic earnings per share:
   Income (loss) from continuing operations.................................. $ 71.3 $132.4 $(92.4)
   Less: Preferred stock dividends...........................................    7.6    1.0    0.9
                                                                              ------ ------ ------
   Income (loss) from continuing operations available to common stockholders.   63.7  131.4  (93.3)
   Income from discontinued operations.......................................    7.5     --     --
   Extraordinary loss on retirement of debt..................................   13.4     --     --
                                                                              ------ ------ ------
   Net income (loss) available to common stockholders........................ $ 57.8 $131.4 $(93.3)
                                                                              ------ ------ ------
Common shares outstanding (weighted average in millions).....................  102.4  109.5  107.7
                                                                              ====== ====== ======
Basic earnings per share:
   Income (loss) from continuing operations.................................. $ 0.62 $ 1.20 $(0.87)
   Discontinued operations...................................................   0.07     --     --
   Extraordinary loss on retirement of debt..................................   0.13     --     --
                                                                              ------ ------ ------
   Net income (loss)......................................................... $ 0.56 $ 1.20 $(0.87)
                                                                              ====== ====== ======
Income (loss) for calculation of diluted earnings per share:
   Income (loss) from continuing operations.................................. $ 71.3 $132.4 $(92.4)
   Less: Preferred stock dividends...........................................    7.6    1.0    0.9
                                                                              ------ ------ ------
   Income (loss) from continuing operations available to common stockholders.   63.7  131.4  (93.3)
   Income from discontinued operations.......................................    7.5     --     --
   Extraordinary loss on retirement of debt..................................   13.4     --     --
                                                                              ------ ------ ------
   Net income (loss) available to common stockholders........................ $ 57.8 $131.4 $(93.3)
                                                                              ====== ====== ======
Shares (weighted average in millions):
   Common shares outstanding.................................................  102.4  109.5  107.7
   Common stock options outstanding..........................................    0.5    0.1     --
                                                                              ------ ------ ------
   Common shares outstanding as adjusted.....................................  102.9  109.6  107.7
                                                                              ====== ====== ======
Diluted earnings per share:
   Income (loss) from continuing operations.................................. $ 0.62 $ 1.20 $(0.87)
   Discontinued operations...................................................   0.07     --     --
   Extraordinary loss on retirement of debt..................................   0.13     --     --
                                                                              ------ ------ ------
   Net income (loss)......................................................... $ 0.56 $ 1.20 $(0.87)
                                                                              ====== ====== ======

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

               (Common shares in millions)        1999 2000 2001
               ---------------------------        ---- ---- ----
               Stock options..................... 0.6  3.3  3.3
               $3.625 convertible preferred stock 0.8  0.7  0.7

   Research and Development Costs: The Company conducts a broad range of research and development activities aimed at improving existing products and manufacturing processes and developing new products and processes. Research and development costs are recorded as expense when incurred. Research and development costs incurred in 1999, 2000 and 2001 were $16.8, $15.3 and $13.9, respectively.

   Concentrations of Credit Risk: The Company is primarily a producer of flat-rolled carbon, stainless and electrical steels and steel products, which are sold to a number of markets, including automotive, industrial machinery and equipment, construction, power distribution and appliances. During 2001, 18% of the Steel Operations' net sales were to General Motors Corporation. The Company sells domestically to customers primarily in the Midwestern and Eastern United States, while approximately 11% of sales are to foreign customers, primarily in Canada, Mexico and Western Europe. Approximately 35% of trade receivables outstanding at December 31, 2001 are due from businesses associated with the U.S. automotive industry. Except in a few situations where the risk warrants it, collateral is not required on trade receivables; and while it believes its trade receivables will be collected, the Company anticipates that in the event of default it would follow normal collection procedures.

   Financial Instruments: Investments in debt securities are classified as held-to-maturity because the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Investments in equity securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in other comprehensive income. Realized gains and losses on sales of available-for-sale securities are computed based upon initial cost adjusted for any other than temporary declines in fair value. The Company has no investments that are considered to be trading securities.

   The carrying value of the Company's financial instruments does not differ materially from their estimated fair value (primarily based on quoted market prices) at the end of 2000 and 2001 with the exception of the Company's long-term debt. At December 31, 2001, the fair value of the Company's long-term debt, including current maturities, was approximately $1,409.7. This amount was determined primarily from quoted market prices. The fair value estimate was based on pertinent information available to management as of December 31, 2001. Management is not aware of any significant factors that would materially alter this estimate since that date. The fair value of the Company's long-term debt, including current maturities, at December 31, 2000 was approximately $1,358.3.

   The Company is a party to derivative instruments that are designated and qualify as hedges under Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" and related pronouncements. The Company's objective in using such instruments is to protect its earnings and cash flows from fluctuations in the fair value of selected commodities and currencies. The Company has not entered into derivative instruments that do not qualify as hedges.

                         AK STEEL HOLDING CORPORATION

                (dollars in millions, except per share amounts)


   In the ordinary course of business, the Company's income and cash flows may be affected by fluctuations in the price of certain commodities used in its production processes. The Company generally cannot recover higher energy and raw material costs in its selling prices. For certain commodities where such exposure exists, the Company uses cash settled commodity price swaps, with a duration of up to three years, to hedge the price of a portion of its natural gas, nickel, aluminum and zinc requirements. The Company designates these swaps as cash flow hedges and the resulting changes in their fair value are recorded in other comprehensive income. Subsequent gains and losses are recognized into income in the same period as the underlying physical transaction. As of December 31, 2001, currently valued outstanding commodity hedges would result in the reclassification into earnings of $20.0 in net-of-tax losses within the next twelve months.

   In addition, in the ordinary course of business, the Company is subject to risks associated with exchange rate fluctuations on monies received from its European subsidiaries and other customers invoiced in European currencies. In order to mitigate this risk, the Company has entered into a series of agreements for the forward sale of euros at fixed dollar rates. The forward contracts are entered into with durations of up to a year. A typical contract is used as a cash flow hedge for the period from when an order is taken to when a sale is recognized, at which time it converts into a fair value hedge of a euro-denominated receivable. As a fair value hedge, the changes in the fair value of the derivative and the gains or losses on the foreign-denominated receivables are recorded currently in other income and provide an offset to one another.

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

   Accumulated Other Comprehensive Income: The components of accumulated other comprehensive income (loss) at December 31 are as follows:


                                                1999   2000    2001
                                                -----  -----  -------
          Foreign currency translation......... $(0.6) $(2.7) $  (2.1)
          Derivative instrument hedges.........    --     --    (28.9)
          Unrealized gain/(loss) on investments   0.3   (1.0)     8.3
          Minimum pension liability............  (1.4)  (1.2)  (164.6)
                                                -----  -----  -------
          Total................................ $(1.7) $(4.9) $(187.3)
                                                =====  =====  =======

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

                         AK STEEL HOLDING CORPORATION

                (dollars in millions, except per share amounts)


   Effective with the merger, the Company paid cash and issued shares of its common stock to convert the outstanding shares of two series of Armco's convertible preferred stock. In 1999, accrued dividends of $6.7 on these two series of preferred stock are reported as minority interest on the consolidated statements of income.

   Historically, Armco did not provide for federal income taxes at full statutory rates. However, to reflect its book tax rate in income from continuing operations on a combined basis, the Company accrued additional income tax expense of $17.5 for the first six months of 1999.

   The following presents a reconciliation of previously reported results of AK Holding and Armco to the results of the merged Company for the six months ended June 30, 1999. Eliminations/other primarily reflects the elimination of intercompany transactions, the additional accrual of income taxes, including taxes on extraordinary losses and cumulative effect of the accounting change. The adjustment in eliminations/other for stockholders' equity also includes $210.0 of cumulative credits for revaluation of the deferred tax asset.

                                           AK
                                         Holding  Armco  Eliminations/Other  Total
                                         -------- ------ ------------------ --------
Revenues................................ $1,348.1 $884.9       $(53.1)      $2,179.9
Extraordinary loss on retirement of debt     12.0    2.8         (1.4)          13.4
Net income..............................     35.5   63.7        (29.9)          69.3
Stockholders' equity....................    957.4  235.5        132.0        1,324.9

3.  Stockholders' Equity

   Preferred Stock: The Company's $3.625 cumulative convertible preferred stock ranks senior to its common stock with respect to dividends and upon liquidation. The holders of this preferred stock are entitled to one vote per share with respect to all matters to be voted upon by the stockholders of the Company. Each share may be converted, at the holder's option, into 2.6 shares of the Company's common stock. At the Company's option, each share of preferred stock may be redeemed at a price of $50.3625 per share until October 15, 2002, after which, the redemption price is reduced to $50 per share. Upon dissolution, liquidation or winding up of the Company, whether voluntary or involuntary, holders of the $3.625 preferred stock are entitled to a payment of $50 per share plus accrued but unpaid dividends before payments can be made to the holders of common stock. At December 31, 2000 and 2001, there were authorized, issuable and outstanding 259,481 shares of $3.625 preferred stock with a $1 per share par value.

   Common Stock: The holders of common stock are entitled to receive dividends when and as declared by the Board of Directors out of funds legally available for distribution. The holders have one vote per share in respect of all matters and are not entitled to preemptive rights.

   Dividends: A common stock dividend of $0.125 per share was paid in each quarter of 2000. In each of the first two quarters of 2001, the Company paid a common stock dividend of $0.0625 per share before suspending common stock dividends for the final two quarters. In addition, from the fourth quarter of 1999 through the third quarter of 2001, the Company paid regular quarterly dividends of $0.90625 per share on its $3.625 preferred stock. In the fourth quarter of 2001, the Company suspended the regular preferred stock dividend. The declaration and payment of cash dividends on common and preferred stock is subject to restrictions imposed by a covenant contained in the instruments governing its outstanding senior debt. Common and preferred dividends were reduced and ultimately suspended in 2001 because of the restrictions imposed by this covenant. As of December 31, 2001, this covenant continues to preclude the payment of any dividends.

                         AK STEEL HOLDING CORPORATION

                (dollars in millions, except per share amounts)


   The preferred stock dividends are cumulative and, as such, holders of the $3.625 preferred stock are entitled to payment of all accrued, but unpaid dividends, before payment of dividends to the holders of common stock. At December 31, 2001, preferred stock dividends are in arrears $0.2 in the aggregate or $0.90625 per share.

   At its January 17, 2002 meeting, the Board of Directors did not declare a quarterly dividend on either of its common or preferred stock because of the covenant restriction described above.

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

   The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for the SIP and Armco's award program. The compensation cost that has been charged against income for the restricted stock awards issued under the SIP was $8.1, $5.9 and $5.0 for 1999, 2000 and 2001, respectively. The Company adopted the pro forma disclosure requirements of Statement No. 123, "Accounting for Stock-Based Compensation." Had compensation cost for the Company's stock compensation plans been determined based on fair value at the grant dates for awards under these plans

                         AK STEEL HOLDING CORPORATION

                (dollars in millions, except per share amounts)

consistent with the methodology of Statement No. 123, the Company's net income
(loss) and earnings per share for each year would have been reduced to the pro forma amounts indicated below:

                                                     1999   2000   2001
                                                     ----- ------ -------
       Net income (loss)................ As reported $65.4 $132.4 $(92.4)
                                         Pro forma    62.6  129.8  (94.2)

       Basic earnings (loss) per share.. As reported  0.56   1.20  (0.87)
                                         Pro forma    0.54   1.18  (0.88)

       Diluted earnings (loss) per share As reported  0.56   1.20  (0.87)
                                         Pro forma    0.53   1.18  (0.88)

   The fair value of options to purchase shares of AK Holding common stock is estimated on the grant date using a Black-Scholes option pricing model considering the appropriate dividend rates along with the following weighted average assumptions:

                                         1999     2000     2001
                                       -------- -------- ---------
              Expected volatility.....    25.2%    30.2%     33.9%
              Risk free interest rates    5.61%    6.64%     4.87%
              Expected lives.......... 5.0 yrs. 5.0 yrs. 8.25 yrs.

   Assumptions used for the calculation of the fair value of the options to purchase Armco stock issued in 1999 included an expected volatility of 40%, a risk free interest rate of 4.7%, an expected life of five years and the expectation that no dividends would be paid.

   A summary of the status of stock options under the SIP and Armco's plan as of December 31, 1999, 2000 and 2001 and changes during each of those years is presented below:

                                        1999               2000               2001
                                 ------------------ ------------------ ------------------
                                           Weighted           Weighted           Weighted
                                           Average            Average            Average
                                           Exercise           Exercise           Exercise
Stock Options                     Shares    Price    Shares    Price    Shares    Price
-------------                    --------- -------- --------- -------- --------- --------
Outstanding at beginning of year 4,067,517  $16.27  2,883,471  $17.90  3,405,519  $17.88
Granted.........................   943,254   18.58    789,000   16.15    580,500    9.37
Exercised....................... 1,702,851   14.34    252,952   13.02         --      --
Forfeited.......................   391,658   16.97     14,000   19.27    558,000   17.51
Expired.........................    32,791   31.60         --      --         --      --
                                 ---------          ---------          ---------
Outstanding at end of year...... 2,883,471   17.90  3,405,519   17.88  3,428,019   16.50
                                 =========          =========          =========
Options exercisable at year end. 1,956,169   15.68  2,156,047   17.60  2,215,881   18.01

   The weighted average fair value per share of options granted during 1999, 2000 and 2001 were $5.68, $4.59 and $3.27, respectively.

                         AK STEEL HOLDING CORPORATION

                (dollars in millions, except per share amounts)


   The following table summarizes information about stock options outstanding at December 31, 2001:

                                Options Outstanding        Options Exercisable
                          -------------------------------- --------------------
                                       Weighted
                                        Average   Weighted             Weighted
                                       Remaining  Average              Average
                                      Contractual Exercise             Exercise
 Range of Exercise Prices Outstanding    Life      Price   Exercisable  Price
 ------------------------ ----------- ----------- -------- ----------- --------
     $8.23 to $10.98.....    747,000   8.9 yrs.    $ 9.48     68,010    $10.23
     $10.99 to $13.72....    392,724   3.2 yrs.     11.94    355,224     11.94
     $13.73 to $16.46....    167,332   3.4 yrs.     13.84    167,332     13.84
     $16.47 to $19.21....  1,164,307   6.9 yrs.     18.49    814,646     18.60
     $19.22 to $21.95....    513,656   4.8 yrs.     20.39    511,990     20.39
     $21.96 to $24.69....    418,000   7.3 yrs.     23.51    282,010     23.50
     $24.70 to $27.44....     25,000   7.3 yrs.     26.64     16,669     26.64

   During 1999, 2000 and 2001, the Company issued to certain employees 650,973, 476,641 and 285,994 shares of common stock, subject to restrictions, with weighted average grant-date fair values of $18.39, $12.68 and $9.26 per share, respectively.

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

   The United States and foreign components of income (loss) before income taxes consist of the following:

                                     1999   2000   2001
                                    ------ ------ -------
                      United States $140.0 $208.2 $(150.4)
                      Foreign......    1.9    1.9     3.7
                                    ------ ------ -------
                         Total..... $141.9 $210.1 $(146.7)
                                    ====== ====== =======

   Significant components of the Company's deferred tax assets and liabilities at December 31, 2000 and 2001 are as follows:

                                                          2000      2001
                                                         -------  --------
     Deferred tax assets:
        Net operating loss and tax credit carryforwards. $ 420.4  $  514.1
        Postretirement reserves.........................   571.6     588.0
        Pension reserves................................      --      78.5
        Other reserves..................................   124.0     104.4
        Valuation reserve...............................  (139.5)   (157.7)
                                                         -------  --------
            Total deferred assets.......................   976.5   1,127.3
                                                         -------  --------
     Deferred tax liabilities:
        Depreciable assets..............................  (573.3)   (613.9)
        Inventories.....................................   (27.8)    (43.3)
        Pension assets..................................   (78.5)       --
                                                         -------  --------
            Total deferred liabilities..................  (679.6)   (657.2)
                                                         -------  --------
            Net asset................................... $ 296.9  $  470.1
                                                         =======  ========

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

   At December 31, 2001, the Company had regular tax net operating loss carryforwards for federal tax purposes expiring as follows:

                                        Net Operating
                        Year Expiring Loss Carryforward
                        ------------- -----------------
                          2003.......     $    9.1
                          2004.......        129.4
                          2005.......        244.6
                          2006.......        199.2
                          2007.......        139.8
                          2008.......         33.3
                          2009.......         44.4
                          2010.......         35.1
                          2019.......         57.6
                          2020.......         38.1
                          2021.......        219.1
                                          --------
                            Total....     $1,149.7
                                          ========

   At December 31, 2001 the Company had Alternative Minimum Tax ("AMT") net operating loss carryforwards of $717.7 which, unless utilized, will expire in the years 2002 through 2021. In addition, at December 31, 2001, the Company had unused AMT credit carryforwards of $70.5, which may be used to offset future regular income tax liabilities. These credits can be carried forward indefinitely.

   The Company records a valuation allowance to reduce its deferred tax assets to an amount that is more likely than not to be realized. In estimating levels of future taxable income, the Company has considered historical results of operations in recent years and would, if necessary, consider the implementation of prudent and feasible tax planning strategies to generate future taxable income. If future taxable income is less than the amount that has been assumed in determining the deferred tax asset, then an increase in the valuation reserve will be required, with a corresponding charge against income. On the other hand, if future taxable income exceeds the level that has been assumed in calculating the deferred tax asset, the valuation reserve could be reduced, with a corresponding credit to income. The Company's ability to utilize Armco's net operating loss, capital loss, and tax credit carryforwards as of the date of the merger will be limited by Section 382 of the Internal Revenue Code. The Company has recorded a valuation reserve for those carryforward amounts that are expected to expire prior to being used as a result of the limits imposed by
Section 382.

                         AK STEEL HOLDING CORPORATION

                (dollars in millions, except per share amounts)


   Significant components of the provision (benefit) for income taxes are as follows:

                                                                       1999   2000    2001
                                                                       -----  -----  ------
Continuing operations:
   Current:
       Federal........................................................ $ 2.3  $(9.7) $ (2.7)
       State..........................................................   3.5   (4.9)    0.4
       Foreign........................................................   0.7    0.9     1.5
   Deferred:
       Federal........................................................  60.8   71.2   (52.4)
       State..........................................................  (3.4)  20.2    (0.9)
       Foreign........................................................    --     --    (0.2)
                                                                       -----  -----  ------
              Total tax provision on continuing operations............  63.9   77.7   (54.3)
Extraordinary loss on early retirement of debt........................  (8.7)    --      --
                                                                       -----  -----  ------
              Total tax provision (benefit)........................... $55.2  $77.7  $(54.3)
                                                                       =====  =====  ======

   The reconciliation of income tax on continuing operations computed at the U.S. federal statutory tax rates to actual income tax expense (benefit) is as follows:

                                                           1999    2000    2001
                                                           -----  ------  ------
Income (loss) at statutory rate........................... $49.0  $ 72.9  $(52.6)
State and foreign tax provisions..........................   0.8    16.2     0.8
Reduction in deferred tax asset valuation reserve.........  (0.2)  (84.7)    2.2
Expired net operating and capital loss carryovers.........    --    73.9      --
Non-deductible severance and merger expenses..............  14.5      --      --
Other permanent differences...............................  (0.2)   (0.6)   (4.7)
                                                           -----  ------  ------
   Total tax provision (benefit) on continuing operations. $63.9  $ 77.7  $(54.3)
                                                           =====  ======  ======

   The Company and the Internal Revenue Service have concluded the examinations of federal income tax returns filed for the years 1994 through 1998. The Company's 1999 and 2000 returns are currently under examination. In addition, in the normal course of business, the state and local tax returns of the Company and its subsidiaries are routinely subjected to examination by various taxing jurisdictions. However, the Company believes that the outcomes of these examinations will not have any material adverse impact on the Company's financial position, results of operations or cash flows.

   The statute of limitations has lapsed with respect to Armco's federal income tax returns for 1997 and prior years, and as a result these returns are closed to assessments of additional tax. However, the NOL carryforwards from these years remain open to adjustment. Armco was in a cumulative NOL carryforward position from 1983 through the date of the merger with the Company in September 1999. In addition, at the time of the merger, Armco had loss carryforwards that were substantially in excess of the amounts that are expected to be used each year after the merger, because of the limits on the loss utilization imposed by
Section 382. Consequently, the Company believes that any IRS audit adjustments to the loss carryforwards would not be sufficient to reduce the carryovers below the amounts for which a deferred tax benefit has been provided.

                         AK STEEL HOLDING CORPORATION

                (dollars in millions, except per share amounts)


6.  Long-Term Debt and Other Financing

   At December 31, 2000 and 2001, the Company's long-term debt balances were as follows:

                                                                   2000      2001
                                                                 --------  --------
Senior Secured Notes Due 2004 (interest rates of 8.48% to 9.05%) $  250.0  $  187.5
9 1/8% Senior Notes Due 2006....................................    550.0     550.0
9% Senior Notes Due 2007........................................    117.4     117.4
8 7/8% Senior Notes Due 2008....................................     33.5      33.5
7 7/8% Senior Notes Due 2009....................................    450.0     450.0
Tax Exempt Financing Due 2008 through 2029
  (variable rates of 1.3% to 5.1% in 2001)......................     50.9      50.2
Other, including unamortized discount...........................     (1.0)     13.9
                                                                 --------  --------
   Total debt...................................................  1,450.8   1,402.5
Less: current maturities........................................     63.2      78.0
                                                                 --------  --------
   Total long-term debt......................................... $1,387.6  $1,324.5
                                                                 ========  ========

   At December 31, 2001, the maturities of long-term debt are as follows:

                          2002............... $   78.0
                          2003...............     62.5
                          2004...............     62.5
                          2005...............       --
                          2006...............    550.0
                          2007 and thereafter    649.5
                                              --------
                             Total........... $1,402.5
                                              ========

   The proceeds of the Senior Secured Notes Due 2004 were used for the construction of the Rockport Works and the notes are collateralized by Rockport's hot-dip galvanizing and galvannealing line and its continuous cold mill. In addition, at December 31, 2000 and 2001, $1.5 and $15.5, respectively, of long-term debt, including current maturities, represents financing used to construct certain other fixed assets, which are pledged as collateral.

   On January 14, 1999, Armco redeemed the entire $111.0 outstanding principal amount of its 9 3/8% Senior Notes Due 2000 at a price of 101.75% of their principal amount. The redemption resulted in an extraordinary loss of $2.8 ($1.7 after taxes, or $0.02 per share).

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

   At December 31, 2001, the Company had $198.4 of availability under its $300.0 accounts receivable purchase credit facility, which expires September 30, 2004, net of $101.6 used for letters of credit.

                         AK STEEL HOLDING CORPORATION

                (dollars in millions, except per share amounts)


7.  Operating Leases

   Rental expense was $25.2, $25.7 and $19.9 for 1999, 2000 and 2001, respectively.

   At December 31, 2002, obligations to make future minimum lease payments were as follows:

                                   2002 $2.1
                                   2003  1.7
                                   2004  1.4
                                   2005  1.0
                                   2006  0.8

8.  Pension and Other Postretirement Benefit Plans

   The Company provides noncontributory pension benefits to most employees and provides various health care and life insurance benefits to most retirees. While the major pension plans are not fully funded, the Company would not be obligated to make minimum funding contributions until at least 2003. Although most retiree health and life insurance benefits are funded as claims are paid, the Company has established a health care trust as a means of prefunding a portion of these benefits.

                                                      Pension Benefits      Other Benefits
                                                     ------------------  --------------------
                                                       2000      2001      2000       2001
                                                     --------  --------  ---------  ---------
Change in benefit obligations:
   Benefit obligations at beginning of year......... $3,229.8  $3,136.7  $ 1,412.0  $ 1,476.5
   Service cost.....................................     33.9      33.3        8.3        8.7
   Interest cost....................................    239.7     239.2      105.2      113.6
   Plan participants' contributions.................       --        --       13.4       15.4
   Actuarial loss/(gain)............................    (72.0)    244.1       58.7      192.4
   Amendments.......................................     22.8      11.9        0.4         --
   Benefits paid....................................   (317.5)   (323.8)    (121.5)    (134.2)
                                                     --------  --------  ---------  ---------
   Benefit obligations at end of year............... $3,136.7  $3,341.4  $ 1,476.5  $ 1,672.4
                                                     ========  ========  =========  =========
Change in plan assets:
   Fair value of plan assets at beginning of year... $3,521.5  $3,472.4  $   167.9  $   161.6
   Actual return on plan assets.....................    261.1    (212.8)      11.8       (8.3)
   Employer contributions...........................      7.3       5.9       90.0       70.1
   Plan participants' contributions.................       --        --       13.4       15.4
   Benefits paid....................................   (317.5)   (323.8)    (121.5)    (134.2)
                                                     --------  --------  ---------  ---------
       Fair value of plan assets at end of year..... $3,472.4  $2,941.7  $   161.6  $   104.6
                                                     ========  ========  =========  =========
Funded status....................................... $  335.7  $ (399.7) $(1,314.9) $(1,567.8)
Unrecognized net actuarial loss/(gain)..............   (280.9)    331.5      (52.4)     166.5
Unrecognized prior service cost.....................    114.4     113.7      (87.0)     (72.7)
Unrecognized initial net benefit obligation.........      8.2       1.9         --         --
                                                     --------  --------  ---------  ---------
       Net amount recognized........................ $  177.4  $   47.4  $(1,454.3) $(1,474.0)
                                                     ========  ========  =========  =========
Amounts recognized in the consolidated
  balance sheets consist of:
   Prepaid benefit cost............................. $  206.5  $    1.4  $      --  $      --
   Accrued benefit liability........................    (32.5)   (334.4)  (1,454.3)  (1,474.0)
   Intangible asset.................................      2.2     108.2         --         --
   Accumulated other comprehensive income...........      1.2     272.2         --         --
                                                     --------  --------  ---------  ---------
       Net amount recognized........................ $  177.4  $   47.4  $(1,454.3) $(1,474.0)
                                                     ========  ========  =========  =========

                         AK STEEL HOLDING CORPORATION

                (dollars in millions, except per share amounts)


   Weighted average assumptions at year end for the consolidated Company are as follows:

                                      Pension Benefits    Other Benefits
                                     -----------------  -----------------
                                     1999  2000   2001  1999  2000   2001
                                     ----  -----  ----  ----  -----  ----
      Discount rate................. 7.75%  8.00% 7.25% 7.75%  8.00% 7.25%
      Expected return on plan assets 9.50% 10.00% 9.25% 9.50% 10.00% 9.25%
      Rate of compensation increase. 4.00%  4.00% 4.00% 4.00%  4.00% 4.00%

   For measurement purposes, health care costs are assumed to increase 8% during 2002, and thereafter this rate decreases 1% per year until reaching the ultimate trend rate of 4.25% in 2006.

   The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets were $42.1, $28.4 and $1.6, respectively, for 2000, and $3,331.4, $3,262.8 and $2,931.5, respectively for 2001.

   The components of net periodic benefit costs for the years 1999, 2000 and 2001 are as follows:

                                                  Pension Benefits          Other Benefits
-                                            -------------------------  ----------------------
                                              1999     2000     2001     1999    2000    2001
-                                            -------  -------  -------  ------  ------  ------
Components of net periodic benefit cost:
   Service cost............................. $  35.9  $  33.9  $  33.3  $  9.5  $  8.3  $  8.7
   Interest cost............................   228.8    239.7    239.2    96.7   105.2   113.6
   Expected return on plan assets...........  (299.0)  (321.2)  (332.8)  (14.3)  (14.0)  (12.7)
   Amortization of prior service cost.......     8.8     12.9     14.3   (14.4)  (14.3)  (14.4)
   Recognized net actuarial loss/(gain)
       Annual amortization..................     3.2    (20.4)   (18.3)   (3.4)   (7.7)   (3.7)
       Pension charge.......................      --       --    194.0      --      --      --
   Settlement curtailment loss/(gain).......    13.8      1.1       --    (0.7)     --      --
   Amortization of unrecognized initial net
     obligation.............................     6.4      6.3      6.3      --      --      --
                                             -------  -------  -------  ------  ------  ------
   Net periodic benefit cost (income)....... $  (2.1) $ (47.7) $ 136.0  $ 73.4  $ 77.5  $ 91.5
                                             =======  =======  =======  ======  ======  ======

   The fourth quarter pension charge was recorded to recognize a net actuarial loss outside the 10% corridor under the Company's accounting for pensions and other postretirement benefits as described in Note 1.

   Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

                                                             One-Percentage-
                                                                  Point
                                                            ----------------
                                                            Increase Decrease
                                                            -------- --------
  Effect on total service cost and interest cost components  $ 12.2  $ (10.9)
  Effect on postretirement benefit obligation..............   139.7   (124.9)

                         AK STEEL HOLDING CORPORATION

                (dollars in millions, except per share amounts)


   In addition to defined benefit pension plans, most employees are eligible to participate in various defined contribution plans. Total expense related to these plans was $11.5 in 1999, $12.6 in 2000 and $2.2 in 2001. The 2001 expense was significantly lower because no variable matching contribution was payable to non-represented employees for the year.

9.  Segment Information

   The Company's Steel Operations currently consist of steel production and finishing plants in Butler, Pennsylvania; Ashland, Kentucky; Coshocton, Mansfield, Middletown, and Zanesville, Ohio; and Rockport, Indiana that produce flat-rolled steels, including premium quality coated, cold-rolled and hot-rolled carbon steel, and specialty stainless and electrical steels produced in slab, hot band, sheet and strip form. Steel products are primarily for sale to the domestic automotive, appliance, industrial machinery and equipment, and construction markets. Steel Operations also include European trading companies that buy and sell steel and manufactured steel products. At the beginning of 2000, a redundant galvanizing line in Dover, Ohio was shut down (Note 10).

   The Company's Snow and Ice Control Products segment consists of Douglas Dynamics, L.L.C., the largest North American manufacturer of snowplows, and salt and sand spreaders for four-wheel drive light trucks.

   In addition, the Company owns and operates Sawhill Tubular Products, a manufacturer of a wide range of steel pipe and tubing products, and an industrial park on the Houston, Texas ship channel. In 2001, the Company acquired AK Tube L.L.C., a manufacturer of welded steel tubing. These businesses are included in Other Operations, below.

   On December 18, 2001, the Company announced that it had signed a letter of intent to sell the assets of Sawhill Tubular to John Maneely Company. The sale, which is expected to be completed in the first half of 2002, is contingent upon approval by the boards of directors of both companies.

   Accounting policies for the segments are the same as those described in the summary of significant accounting policies in Note 1. Management evaluates the performance of these segments based on their operating profit. All corporate expenses and assets are included in the Steel Operations segment.

                         AK STEEL HOLDING CORPORATION

                (dollars in millions, except per share amounts)


   Information regarding the Company's operating segments is as follows:

                                             1999     2000     2001
                                           -------- -------- --------
         Net Sales:
            Steel Operations.............. $4,055.3 $4,277.3 $3,653.6
            Snow and Ice Control Products.    118.7    112.3    138.8
            Other Operations..............    194.3    221.9    201.7
                                           -------- -------- --------
                Total..................... $4,368.3 $4,611.5 $3,994.1
                                           ======== ======== ========
         Operating Profit (Loss):
            Steel Operations.............. $  201.7 $  300.7 $  (68.9)
            Snow and Ice Control Products.     36.1     30.5     41.0
            Other Operations..............      7.0      7.0      8.3
                                           -------- -------- --------
                Total..................... $  244.8 $  338.2 $  (19.6)
                                           ======== ======== ========
         Depreciation:
            Steel Operations.............. $  202.7 $  223.8 $  221.0
            Snow and Ice Control Products.      2.9      2.7      2.9
            Other Operations..............      5.1      5.5      6.8
                                           -------- -------- --------
                Total..................... $  210.7 $  232.0 $  230.7
                                           ======== ======== ========
         Capital Investments:
            Steel Operations.............. $  314.5 $  127.2 $  101.4
            Snow and Ice Control Products.      7.5      5.0      3.0
            Other Operations..............     15.2      5.5      4.3
                                           -------- -------- --------
                Total..................... $  337.2 $  137.7 $  108.7
                                           ======== ======== ========
         Total Assets:
            Steel Operations.............. $5,042.1 $5,044.0 $4,990.8
            Snow and Ice Control Products.     72.6     71.0     74.5
            Other Operations..............    112.4    124.8    160.5
                                           -------- -------- --------
                Total..................... $5,227.1 $5,239.8 $5,225.8
                                           ======== ======== ========

   As a result of continued growth in the Snow and Ice Control Products business, its operations were reclassified from Other Operations in 2001. All prior periods were restated to reflect this change.

   Steel Operations net sales to General Motors Corporation, the Company's largest customer, accounted for approximately 15%, 15% and 18% of the segment's net sales in 1999, 2000 and 2001, respectively. No other customer accounted for more than 10% of segment net sales for any of these years.

   Steel Operations net sales to customers located outside the United States totaled $263.1, $332.0 and $407.1 for 1999, 2000 and 2001, respectively.

   Steel Operations operating profit (loss) in 1999 includes $99.7 of special charges and in 2001 includes $49.9 in an unusual gain and $192.2 of the fourth quarter pension charge (Note 10). Steel Operations operating profit (loss) also includes income (loss) from equity companies of $2.1, $(1.4) and $0.8 for 1999, 2000 and 2001, respectively.

                         AK STEEL HOLDING CORPORATION

                (dollars in millions, except per share amounts)

10.  Special Charges and Unusual Items

   In 1999, the Company recognized $99.7 in special charges for costs related to the merger with Armco, including $28.5 of expenses incurred for banking, legal, accounting and other transaction fees, $51.1 for employee severance and certain required payments under the change-of-control provisions contained in Armco's employee benefit plans and $20.1 for the closure of a redundant facility. Approximately $54.0 of the $99.7 required the outlay of cash in 1999, with additional cash payments of approximately $7.0 made in 2000 and $0.5 made in 2001. With the exception of certain employee benefits and environmental expenditures that will be funded over a long period of time, the remainder of the special charges do not require the outlay of cash.

   The charge for closure of the redundant facility relates to the shutdown of the carbon steel galvanizing plant in Dover, Ohio. The plant ceased production on December 17, 1999. The announced closure, effective January 29, 2000, resulted in the termination of 120 employees, the majority of which were represented hourly production workers. The following provides details of that portion of the special charge relating to the closure:

                     Asset impairments.............. $ 7.7
                     Benefit plan curtailment losses   9.7
                     Termination benefits...........   1.0
                     Environmental liabilities......   1.0
                     Other expenditures.............   0.7
                                                     -----
                        Total....................... $20.1
                                                     =====

   In the fourth quarter of 2001, the Company's primary health insurance provider converted from a mutual insurance company to a corporation, issuing shares of its common stock to certain of its long-time policyholders. As a major policyholder, AK Steel received shares of common stock, recording a benefit of $49.9. This benefit is net of a liability established to provide compensation to Company employees and retirees who contributed a small portion of the premiums for the applicable plans of the insurance provider.

   As more fully explained in Note 1 in the paragraph entitled Pension and Other Postretirement Benefits Accounting, under its method of accounting for pension and other postretirement benefit plans, the Company recognized, as a fourth quarter 2001 unusual item, a non-cash pension charge of $194.0.

11.  Commitments

   The principal raw materials required for AK Steel's steel manufacturing operations are carbon and stainless steel scrap, iron ore, coal, electricity, natural gas, oxygen, chrome, nickel, silicon, molybdenum, zinc, limestone and other commodity materials. In addition, AK Steel purchases carbon steel slabs from other steel producers to supplement the production from its own steelmaking facilities. Purchases of coal, iron ore and limestone, as well as transportation services, are made at negotiated prices under annual and multi-year agreements. Most purchases of carbon steel slabs, carbon and stainless steel scrap, natural gas and other raw materials are made at prevailing market prices, which are subject to fluctuation in accordance with supply and demand. AK Steel believes that adequate sources of supply exist for all of its energy and raw material requirements.

   The Company has entered into derivative transactions to hedge the price of natural gas and certain raw materials. As of December 31, 2001, current and noncurrent liabilities on the consolidated balance sheets include $33.8 and $6.0, respectively, for the fair value of these derivatives. The effect on cash of settling these liabilities is expected to be offset by lower prices paid for the related commodities.

   At December 31, 2001, commitments for future capital investments totaled approximately $46.7, all of which will be funded in 2002.

                         AK STEEL HOLDING CORPORATION

                (dollars in millions, except per share amounts)


12.  Legal, Environmental Matters and Contingencies

   Domestic steel producers, including the Company, are subject to stringent federal, state and local laws and regulations relating to the protection of human health and the environment.

   The Company has expended the following for environmental-related capital investments and environmental compliance:

                                                    1999  2000  2001
                                                    ----- ----- -----
          Environmental related capital investments $ 7.1 $10.1 $18.8
          Environmental compliance costs...........  85.9  93.5  99.5

   In addition to the items discussed below, the Company is involved in routine litigation, environmental proceedings, and claims pending with respect to matters arising out of the normal conduct of the business. Except to the limited extent noted below with respect to the claims in the Federal Action, management believes that the ultimate disposition of the following proceedings will not have, individually or in the aggregate, a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

   AK Steel and its predecessors have been conducting steel manufacturing and related operations for more than 100 years. Although their operating practices are believed to have been consistent with prevailing industry standards during this time, hazardous materials may have been released in the past at one or more operating sites, including sites that are no longer owned by AK Steel. Potential remediation expenditures have been estimated for those sites where future remediation efforts are probable based on identified conditions, regulatory requirements or contractual obligations arising from the sale of a business.

   Pursuant to the Resource Conservation and Recovery Act ("RCRA"), which governs the treatment, handling and disposal of hazardous waste, the United States Environmental Protection Agency ("EPA") and authorized state environmental agencies may conduct inspections of RCRA regulated facilities to identify areas where there have been releases of hazardous waste or hazardous constituents into the environment and may order the facilities to take corrective action to remediate such releases. The Company's major steelmaking facilities are subject to RCRA inspections by environmental regulators. While the Company cannot predict the future actions of these regulators, the potential exists for required corrective action at these facilities.

   Under authority conferred by the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the EPA and state environmental authorities have conducted site investigations at certain of AK Steel's facilities, portions of which previously had been used for disposal of materials that are currently subject to regulation. While the results of these investigations are still pending, AK Steel could be directed to expend funds for remedial activities at the former disposal areas. Because of the uncertain status of these investigations, however, management cannot predict whether or when such expenditures might be required or their magnitude.

   On July 27, 2001, AK Steel received a Special Notice Letter from the EPA requesting that AK Steel agree to conduct a Remedial Investigation/Feasibility Study ("RI/FS") and enter into an administrative order on consent pursuant to
Section 122 of CERCLA regarding the former Hamilton Plant of Armco located in New Miami, Ohio. The Hamilton Plant is no longer an operating steel mill, having ceased operations in 1990, and all of its former structures have been demolished and removed. While AK Steel does not agree that a site-wide RI/FS is necessary or appropriate at this time, AK Steel has offered to negotiate with the EPA concerning the specific terms and conditions under which it would conduct such a study. If an agreement with the EPA cannot be reached on the specific terms and conditions of the proposed RI/FS, AK Steel intends to contest this matter vigorously.

                         AK STEEL HOLDING CORPORATION

                (dollars in millions, except per share amounts)


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

   On February 27, 1995, the Ohio Environmental Protection Agency ("OEPA") issued a Notice of Violation with respect to the Zanesville Works alleging noncompliance with both a 1993 order and various state regulations regarding hazardous waste management. AK Steel is continuing to work with the OEPA and the Ohio Attorney General's Office to achieve final resolution of this matter. In addition, AK Steel is negotiating with the EPA for an order concerning these same waste management issues.

   On June 29, 2000, the United States filed a complaint on behalf of the EPA against AK Steel in the U. S. District Court for the Southern District of Ohio (the "Federal Action") for alleged violations of the Clean Air Act, the Clean Water Act and the RCRA. On the same date, AK Steel filed a Verified Complaint for Declaratory and Injunctive Relief in the Court of Common Pleas for Butler County, Ohio (the "State Action") against the State of Ohio and the OEPA seeking a declaration that, among other things, (a) AK Steel is in compliance with its operating permits for the blast furnace and basic oxygen furnaces at its Middletown Works, which would preclude the State of Ohio and the OEPA from taking any action to order or enforce obligations on AK Steel with respect to those facilities, and (b) that any emissions from the Middletown Works do not cause, or otherwise contribute to, a public nuisance. On June 30, 2000, the State of Ohio moved to intervene in the Federal Action. On March 29, 2001, the U.S. District Court ruled that the State of Ohio could conditionally intervene in the Federal Action. Subsequently, Ohio filed a conditional complaint, which included various environmental claims, including seven air pollution claims. On May 9, 2001, AK Steel moved to dismiss all of Ohio's claims in the Federal Action. On July 27, 2001, the Court of Common Pleas in the State Action declared null and void two Notices of Violation issued by the OEPA upon which certain of the air pollution claims of the EPA and Ohio in the Federal Action were predicated. Subsequently, the court held that that effectively concludes the State Action. AK Steel has appealed that holding to the 12/th District Court of Appeals in Butler County, Ohio. On October 17, 2001, the OEPA issued a similar new Notice of Violation, but moved to amend its conditional complaint in the Federal Action to withdraw four of its air pollution claims, which were predicated on the two original Notices of Violation that were declared null and void. On September 27, 2001, the U.S. District Court dismissed with prejudice the EPA's air pollution claim, which had been predicated on the two voided Notices of Violation letters. In addition, on December 19, 2001, the U.S. District Court stayed the remaining three air pollution claims of the OEPA in the Federal Action pending resolution of a related administrative appeal to the Ohio Environmental Review Appeals Commission addressing the newly issued OEPA Notice of Violation. AK Steel's motion to dismiss the OEPA claims not yet dismissed in the Federal Action remains pending. No trial date has yet been set in the Federal Action. AK Steel is vigorously contesting all of the remaining claims. If OEPA and/or the EPA are completely successful in obtaining the relief they seek in the Federal Action with respect to their air pollution claims, it could result in significant penalties and require a substantial capital investment to install interim pollution control equipment on the blast furnace and basic oxygen furnaces at the Middletown Works /

                         AK STEEL HOLDING CORPORATION

                (dollars in millions, except per share amounts)

under current federal pollution control regulations before certain proposed new federal regulations are made final. Once those proposed new federal regulations become final, AK Steel could be required to make another substantial capital investment to replace the interim pollution control equipment. Under those circumstances, the Company may conclude that it is more cost-effective to purchase slabs than to make them at the Middletown Works and may elect to shut down the hot end facilities of the Middletown Works. If the EPA and OEPA are completely successful in obtaining the relief they seek in the Federal Action with respect to their water and/or RCRA claims, it could result in substantial penalties and an order requiring AK Steel to investigate and remediate alleged polychlorinated biphenyl and polycyclic aromatic hydrocarbon contamination in Monroe Ditch and Dick's Creek, which are located on and adjacent to the Middletown Works. At this time, the Company is unable to estimate the cost of an adverse outcome related to the air pollution, water pollution or RCRA claims or the potential cost of a shutdown of the hot end of the Middletown Works.

   On September 30, 1998, Armco received an order from the EPA under Section 3013 of RCRA requiring it to develop a plan for investigation of eight areas of the Mansfield Works that allegedly could be sources of contamination. A site investigation began in November 2000 and is continuing.

   On June 27, 2000, the EPA issued an Emergency Order pursuant to the Safe Drinking Water Act to AK Steel's Butler Works located in Butler, Pennsylvania concerning discharge of nitrate/nitrite compounds to the Connoquenessing Creek, an occasional water source for the Borough of Zelienople. On March 2, 2001, AK Steel entered in an agreed administrative order with the EPA calling for, among other things, a decrease in the levels of nitrates and nitrites in the treated water discharged to waters of the Commonwealth of Pennsylvania by AK Steel's Butler Works and for the provision of emergency drinking water for Zelienople during certain times when it must draw drinking water from the Connoquenessing Creek. AK Steel has taken and is continuing to take the measures necessary to comply with that order.

   On July 13, 2001, Orinoco Iron, C.A. ("Orinoco") filed an action against AK Steel in the United States District Court for the Southern District of Ohio, Case No. C-1-01-461. Orinoco and AK Steel are parties to a contract whereby Orinoco supplies AK Steel with a form of iron ore referred to as hot briquetted iron ("HBI"). Orinoco asserts claims for breach of contract, repudiation of contract and breach of a covenant of good faith and fair dealing with respect to that HBI supply contract and is seeking damages in excess of $60.0. AK Steel has filed a response to the Complaint in which it denies Orinoco's claims and asks the court to reform the HBI supply contract to reflect the original intent of the parties that the price paid by AK Steel under that contract would more closely track the world price for HBI. Discovery is underway. Trial is tentatively scheduled for April 2003. AK Steel intends to contest Orinoco's claims vigorously.

   In April 2000, a class action was filed in the United States District Court for the Southern District of Ohio by Bernard Fidel and others against AK Steel Holding Corporation and certain of its directors and officers, alleging material misstatements and omissions in the Company's public disclosure about its business and operations. The defendants are vigorously defending this action. AK Steel has filed a motion to dismiss the action, which currently is pending. Discovery is stayed pending resolution of the motion to dismiss. No trial date has been scheduled.

   A number of lawsuits alleging asbestos exposure are pending and continue to be filed against AK Steel. The majority of these lawsuits have been filed in Texas and relate to the former Houston Works facility. Such cases typically involve a large number of plaintiffs claiming against a large number of defendants. AK Steel is normally named as a defendant by a small percentage of the plaintiffs who typically were frequenters (independent contractors, delivery personnel, etc.) claiming that they were exposed to asbestos while they were on the premises. AK Steel is actively and vigorously defending these cases.

                         AK STEEL HOLDING CORPORATION

                (dollars in millions, except per share amounts)


   On January 2, 2002, John D. West, a former employee, filed a purported class action in the United States District Court for the Southern District of Ohio against the AK Steel Corporation Retirement Accumulation Pension Plan (the "AK RAPP") and the AK Steel Corporation Benefit Plans Administrative Committee (the "AK BPAC") claiming that the method used under the AK RAPP to determine lump sum distributions is improper and that, as a result, the benefits previously paid to plaintiff and putative class members from the AK RAPP were understated in violation of the Employment Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986. The AK RAPP is the cash balance plan component of the AK Steel Noncontributory Pension Plan (the "AK NCPP"). The AK NCPP provides that the Company will indemnify members of AK BPAC from any liability and expense incurred by reason of serving as a member of AK BPAC. Because the action was only recently filed, the defendants have not yet responded to the Complaint and no discovery has yet commenced. The defendants intend to contest this matter vigorously.

   At December 31, 2001, the Company had recorded $12.3 in current accrued liabilities and $36.7 in noncurrent other liabilities on its consolidated balance sheets for estimated probable costs relating to environmental matters.

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

                                                     2000
                                 --------------------------------------------
                                  First   Second    Third   Fourth
                                 Quarter  Quarter  Quarter  Quarter    Year
                                 -------- -------- -------- -------- --------
  Net sales..................... $1,162.0 $1,249.7 $1,140.0 $1,059.8 $4,611.5
  Gross profit..................    203.3    243.7    221.3    169.5    837.8
  Net income....................     26.5     49.1     41.3     15.5    132.4
     Basic earnings per share...     0.24     0.44     0.38     0.14     1.20
     Diluted earnings per share.     0.24     0.44     0.38     0.14     1.20

                                                     2001
                                 -------------------------------------------
                                  First  Second    Third    Fourth
                                 Quarter Quarter  Quarter   Quarter   Year
                                 ------- -------- --------  ------- --------
  Net sales..................... $998.8  $1,022.2 $1,000.1  $973.0  $3,994.1
  Gross profit..................  135.1     159.4    143.7   182.3     620.5
  Net income (loss).............  (12.8)      2.7     (5.9)  (76.4)    (92.4)
     Basic earnings per share...  (0.12)     0.02    (0.06)  (0.71)    (0.87)
     Diluted earnings per share.  (0.12)     0.02    (0.06)  (0.71)    (0.87)

   Included in the net loss for the fourth quarter and full year of 2001 was a pension charge of $194.0 ($122.2 net of tax) and a benefit of $49.9 ($31.4 net of tax) for the shares received in the insurance provider's demutualization (Note 10).

Item 9.   Changes in and Disagreements with Accountants.

   None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

   Information with respect to the Company's Executive Officers is set forth in
Part I of this Annual Report pursuant to General Instruction G of Form 10-K. The information required to be furnished pursuant to this item with respect to Directors of the Company will be set forth under the caption "Election of Directors" in the Company's proxy statement (the "2002 Proxy Statement") to be furnished to stockholders in connection with the solicitation of proxies by the Company's Board of Directors for use at the Annual Meeting of Stockholders, and is incorporated herein by reference.

   The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement, and is incorporated herein by reference.

Item 11.  Executive Compensation.

   The information required to be furnished pursuant to this item will be set forth under the caption "Executive Compensation" in the 2002 Proxy Statement, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

   The information required to be furnished pursuant to this item will be set forth under the caption "Stock Ownership," in the 2002 Proxy Statement, and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

   The information required to be furnished pursuant to this item will be set forth under the captions "Certain Relationships and Transactions" in the 2002 Proxy Statement, and is incorporated herein by reference.

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

   (b) Reports on Form 8-K filed during the fourth quarter of 2001 were:

                               Item Reported                                      Date
                               -------------                                      ----
Judge Dismisses Pollution Claim Against Company............................  October 10, 2001
Supplemental Financial Information and Earnings Release....................  October 24, 2001
Non-binding Letter of Intent to Sell Sawhill Tubular Division Assets Signed December 18, 2001

   (c) Exhibits:

   List of exhibits begins on next page.

                               INDEX TO EXHIBITS

Exhibit
Number                                               Description
------                                               -----------

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

  4.6   Indenture, dated as of November 1, 1993, relating to the Company's 8-7/8% Senior Notes Due 2008
        (the "1993 Indenture") (incorporated herein by reference to Exhibit 4 to the Registration Statement of
        Armco Inc. on Form S-3 (Registration No. 33-50205), as filed with the Commission on September 9,
        1993).

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

Exhibit
Number                                              Description
------                                              -----------

 4.11   Indenture, dated as of December 17, 1996, relating to the Company's 9-1/8% Senior Notes Due 2006
        (the "1996 Indenture") (incorporated herein by reference to Exhibit 4.1 to the Company's
        Registration Statement on Form S-4 (Registration No. 333-19781), as filed with the Commission on
        January 14, 1997).

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

 4.14   Indenture, dated as of February 10, 1999, relating to the Company's 7-7/8% Senior Notes Due 2009
        (the "1999 Indenture") (incorporated herein by reference to Exhibit 1 to the Company's Current
        Report on Form 8-K, as filed with the Commission on February 17, 1999).

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

 10.1   Form of Executive Officer (Other Than CEO) Severance Agreement, as amended and restated
        through March, 2000. (incorporated herein by reference to Exhibit 10.1 to the Company's Annual
        Report on Form 10-K for the year ended December 31, 2000).

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

Exhibit
Number                                              Description
------                                              -----------

  10.6  Executive Minimum and Supplemental Retirement Plan. (incorporated herein by reference to Exhibit
        10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

  10.7  Amended and Restated Receivables Purchase Agreement, dated as of October 1, 1999, between AK
        Steel and AK Steel Receivables Ltd. (incorporated herein by reference to Exhibit 10.7 to the
        Company's Annual Report on Form 10-K for the year ended December 31, 2000).

  10.8  Amended and Restated Purchase and Servicing Agreement, dated as of October 1, 1999, among AK
        Steel Receivables Ltd., AK Steel, the institutions from time to time party thereto and PNC Bank,
        National Association. (incorporated herein by reference to Exhibit 10.8 to the Company's Annual
        Report on Form 10-K for the year ended December 31, 2000).

  10.9  First Consent and Amendment Agreement, dated as of December 21, 1999, to the Purchase and
        Servicing Agreement, dated as of October 1, 1999, among AK Steel Receivables Ltd., AK Steel, the institutions from time to time party thereto and PNC Bank, National Association. (incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

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

 10.27  Second Amendment, dated September 18, 1997, to Executive Minimum and Supplemental
        Retirement Plan (incorporated herein by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

   *11  Statement re: Computation of Per Share Earnings.

   *12  Statement re: Computation of Ratio of Earnings to Fixed Charges.

   *21  Subsidiaries of the Company.

   *23  Independent Auditors' consent.

--------
* Filed herewith

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Middletown, State of Ohio, on March 15, 2002.

                                          AK STEEL HOLDING CORPORATION

                                                /S/  JAMES L. WAINSCOTT
                                          By:________________________________
                                             James L. Wainscott
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (and principal accounting officer)

   Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

          Signature                       Title                  Date
          ---------                       -----                  ----

/S/  RICHARD M. WARDROP, JR.  Chairman, Chief Executive     March 15, 2002
-----------------------------   Officer & President
   Richard M. Wardrop, Jr.

   /S/  JAMES L. WAINSCOTT    Senior Vice President and     March 15, 2002
-----------------------------   Chief Financial Officer
     James L. Wainscott         (and principal accounting
                                officer)

    /S/  RICHARD A. ABDOO     Director                      March 15, 2002
-----------------------------
      Richard A. Abdoo

       /S/  ALLEN BORN        Director                      March 15, 2002
-----------------------------
         Allen Born

    /S/  DONALD V. FITES      Director                      March 15, 2002
-----------------------------
       Donald V. Fites

   /S/  DR. BONNIE G. HILL    Director                      March 15, 2002
-----------------------------
     Dr. Bonnie G. Hill

   /S/  ROBERT H. JENKINS     Director                      March 15, 2002
-----------------------------
      Robert H. Jenkins

   /S/  LAWRENCE A. LESER     Director                      March 15, 2002
-----------------------------
      Lawrence A. Leser

    /S/  DANIEL J. MEYER      Director                      March 15, 2002
-----------------------------
       Daniel J. Meyer

  /S/  DR. JAMES A. THOMSON   Director                      March 15, 2002
-----------------------------
    Dr. James A. Thomson