Form 10-Q
period 2002-03-31
AK STEEL HOLDING CORP
filed 2002-05-02
CIK 918160

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended March 31, 2002                 Commission File No. 1-13696


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

                                       107,925,609 shares of common stock
                                       ----------------------------------
                                             (as of April 29, 2002)

                          AK STEEL HOLDING CORPORATION

                                      INDEX


PART I.       FINANCIAL INFORMATION


Item 1.       Financial Statements

              Consolidated Statements of Income -
                  Three-Month Periods Ended March 31, 2001 and 2002          1


              Consolidated Balance Sheets -
                  December 31, 2001 and March 31, 2002                       2


              Condensed Consolidated Statements of Cash Flows -
                  Three-Month Periods Ended March 31, 2001 and 2002          3


              Notes to Consolidated Financial Statements                     4



Item 2.       Management's Discussion and Analysis of the

                  Consolidated Financial Statements                          6




PART II.      OTHER INFORMATION


Item 1.       Legal Proceedings                                              8

Item 6.       Exhibits and Reports on Form 8-K                               8


Signatures                                                                   9

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements

                          AK STEEL HOLDING CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in millions, except per share data)


                                                                     Three Months Ended
                                                                          March 31,
                                                                   ----------------------
                                                                    2001           2002
                                                                    ----           ----

       Net sales                                                 $   998.8       $ 1,010.1

       Cost of products sold                                         863.7           917.8
       Selling and administrative expenses                            63.7            67.2
       Depreciation                                                   59.2            58.5
                                                                     -----           -----
       Total operating costs                                         986.6         1,043.5

       Operating profit (loss)                                        12.2           (33.4)

       Interest expense                                               34.4            31.8
       Gain on sale of Anthem shares (Note 5)                         --              24.1
       Other income                                                    1.9             0.5
                                                                   -------            ----

       Loss before income taxes                                      (20.3)          (40.6)

       Income tax benefit                                             (7.5)          (15.0)
                                                                     -----         -------

       Net loss                                                  $   (12.8)      $    (25.6)
                                                                   =======        =========


       Loss per share: (Note 2)
         Basic loss per share                                    $   (0.12)      $   (0.24)
         Diluted loss per share                                      (0.12)          (0.24)

       Cash dividend per common share                            $  0.0625       $    --

       Common shares and common share equivalents outstanding (weighted average in millions):

              For basic loss per share                               107.8           107.9
              For diluted loss per share                             107.8           107.9



-----------
See notes to consolidated financial statements

                          AK STEEL HOLDING CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                              (dollars in millions)

ASSETS                                                                          December 31,              March 31,
                                                                                    2001                    2002
                                                                              ----------------        ----------------

Current Assets:
     Cash and cash equivalents                                                   $   101.0               $    98.6
     Accounts receivable                                                             410.0                   490.3
     Inventories (Note 3)                                                            943.2                   905.9
     Deferred tax asset                                                               76.6                    68.0
     Other current assets                                                             17.0                    24.6
                                                                                  --------                 -------
         Total Current Assets                                                      1,547.8                 1,587.4
                                                                                   -------                 -------

Property, Plant and Equipment                                                      4,805.7                 4,831.3
     Less accumulated depreciation                                                (2,013.0)               (2,071.4)
                                                                                   -------                 -------
     Property, plant and equipment, net                                            2,792.7                 2,759.9
                                                                                   -------                 -------

Other Assets:
     Investment in AFSG Holdings, Inc.                                                55.6                    55.6
     Other investments                                                               154.3                    77.7
     Goodwill  (Note 4)                                                              109.7                   109.7
     Other intangible assets (Note 4)                                                111.9                   111.8
     Deferred tax asset                                                              393.5                   374.9
     Other assets                                                                     60.3                    60.4
                                                                                   -------                 -------

TOTAL ASSETS                                                                     $5,225.8                 $5,137.4
                                                                                  =======                  =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                            $   537.6               $   475.4
     Accrued liabilities                                                             270.5                   242.8
     Current portion of long-term debt                                                78.0                    77.8
     Current portion of pension and other postretirement benefit obligations          68.3                    67.2
                                                                                  --------                --------
         Total Current Liabilities                                                   954.4                   863.2
                                                                                   -------                  ------

Noncurrent Liabilities:
     Long-term debt                                                                1,324.5                 1,324.5
     Pension and other postretirement benefit obligations                          1,740.1                 1,763.8
     Other liabilities                                                               173.5                   167.7
                                                                                   -------                 -------
         Total Noncurrent Liabilities                                              3,238.1                 3,256.0
                                                                                   -------                 -------

TOTAL LIABILITIES                                                                  4,192.5                 4,119.2
                                                                                   -------                 -------

Stockholders' Equity:
     Preferred stock                                                                  12.5                    12.5
     Common stock, authorized 200,000,000 shares of $.01 par value each;
         issued 2001, 115,987,777 shares, 2002, 116,275,908 shares;
         outstanding 2001, 107,713,329 shares, 2002, 107,925,775 shares                1.2                     1.2
     Additional paid-in capital                                                    1,807.2                 1,808.5
     Treasury stock, common shares at cost, 2001, 8,274,448 shares;
         2002, 8,350,133 shares                                                     (120.4)                 (121.4)
     Accumulated deficit                                                            (479.9)                 (505.5)
     Accumulated other comprehensive income (loss) (Note 6)                         (187.3)                 (177.1)
                                                                                   -------                --------
TOTAL STOCKHOLDERS' EQUITY                                                         1,033.3                 1,018.2
                                                                                   -------                 -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 5,225.8               $ 5,137.4
                                                                                   =======                 =======

----------
See notes to consolidated financial statements.

                          AK STEEL HOLDING CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (dollars in millions)



                                                            Three Months Ended
                                                                 March 31,
                                                          ----------------------
                                                           2001          2002
                                                           ----          ----


CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                             $(12.8)       $(25.6)
     Depreciation                                           59.2          58.5
     Amortization                                            4.1           2.5
     Deferred income taxes                                  (7.5)        (15.1)
     Working capital                                       (63.4)        (67.9)
     Other                                                   5.0          (1.6)
                                                            ----         -----
     NET CASH FLOWS FROM OPERATING ACTIVITIES              (15.4)        (49.2)


CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital investments                                   (21.4)        (25.6)
     Proceeds from the sale of investments                   1.3          73.7
     Other                                                  (0.5)         --
                                                           -----          ---
     NET CASH FLOWS FROM INVESTING ACTIVITIES              (20.6)         48.1


CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from issuing common stock                     --             0.2
     Principal payments on long-term debt                   (0.2)         (0.2)
     Common stock dividends paid                            (6.8)         --
     Preferred stock dividends paid                         (0.2)         --
     Treasury stock                                         --            (1.0)
     Other                                                   0.4          (0.3)
                                                            ----       -------
     NET CASH FLOWS FROM FINANCING ACTIVITIES               (6.8)         (1.3)
                                                           -----         -----


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (42.8)         (2.4)

Cash and cash equivalents, beginning of period              86.8         101.0
                                                           -----        ------
Cash and cash equivalents, end of period                  $ 44.0        $ 98.6
                                                           =====         =====



Supplemental disclosure of cash flow information:
-------------------------------------------------

Net cash paid (received) during the period for:
     Interest, net of capitalized interest               $  25.0        $ 24.8
     Income taxes                                           (1.0)          0.4

Supplemental disclosure of non-cash investing
  and financing activities
     Issuance of restricted stock                        $   0.3      $    3.3

----------
See notes to consolidated financial statements.

                          AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share data)
--------------------------------------------------------------------------------

1.   Basis of Presentation
     In the opinion of the management of AK Steel Holding Corporation ("AK Holding") and AK Steel Corporation ("AK Steel", and together with AK Holding, the "Company"), the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2002, and the results of its operations and cash flows for the three-month periods ended March 31, 2001 and 2002. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of AK Holding for the year ended December 31, 2001.

2.   Loss Per Share
     The calculations of basic and diluted loss per share for each of the periods presented are identical. Preferred stock dividends are cumulative and, while not declared in the first quarter of 2002, are nevertheless added to the net loss in the following calculation.

                                                       Three Months Ended
                                                            March 31,
                                                       --------------------
                                                       2001         2002
                                                     -------       ------

     Net loss                                        $ (12.8)     $ (25.6)
     Less:  Preferred stock dividends                    0.2          0.2
                                                        ----         ----
     Loss available to common stockholders           $ (13.0)     $ (25.8)
                                                      ======       ======

     Weighted average common shares (in millions)      107.8        107.9
                                                       =====        =====

     Loss per share:                                 $ (0.12)     $ (0.24)
                                                      ======       ======

3.   Inventories
     Inventories are valued at the lower of cost or market. The cost of the majority of inventories is measured on the last in, first out (LIFO) method. Other inventories are measured principally at average cost.

                                                     December 31,     March 31,
                                                         2001           2002
                                                         ----           ----
     Finished and semi-finished                         $766.5         $738.4
     Raw materials                                       180.9          164.1
                                                         -----          -----
     Total cost                                          947.4          902.5
     Adjustment to state inventories at LIFO value        (4.2)           3.4
                                                        ------          -----
     Net inventories                                    $943.2         $905.9
                                                         =====          =====

4.   Accounting for Goodwill and Other Intangible Assets
     The Company adopted Statement of Financial Accounting Standards No. 142 as of January 1, 2002. Statement No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed annually for impairment. The Company has begun the process of identifying its reporting units, allocating goodwill and determining fair values. The Statement allows the Company until June 30, 2002 to complete this initial stage, which determines whether impairment may be necessary, and until the end of the year to determine the final effect adoption will have on its financial statements. The Company currently does not know if impairment will be necessary.

     As of December 31, 2001 and March 31, 2002, goodwill on the consolidated balance sheets was $109.7, of which $105.4 related to Steel Operations, $2.4 related to Snow and Ice Control Products and $1.9 related to Other Operations. On the December 31, 2001 and March 31, 2002 consolidated balance sheets were other intangible assets of $111.9 and $111.8, respectively, which included as of both dates $108.2 of an intangible asset necessary to record a minimum pension liability, of which $105.2 was for the Steel Operations and $3.0 was for Snow and Ice Control Products. The remaining intangible assets as of these dates related to Snow and Ice Control Product assets with an original value of $9.7, which are subject to amortization over a period of up to seventeen years.

     The amount of goodwill amortized in the first quarter of 2001 was $1.0. No goodwill was amortized in the first quarter of 2002.

5. Sale of Anthem Inc. Stock During the three months ended March 31, 2002, the Company liquidated all of the nearly 1.5 million shares of Anthem Inc. stock it had received in 2001 upon the demutualization of its primary healthcare insurance provider. In the first quarter of 2002, the Company recorded a gain on sale of Anthem shares of $24.1. The stock was sold for a total of $80.2, of which $72.2 was received in the first quarter and $8.0 was received early in the second quarter. At March 31, 2002, accrued liabilities on the Company's balance sheet included $6.3 for a liability established for the portion of the proceeds deemed to be healthcare plan assets.

6.   Comprehensive Loss
     Comprehensive loss, net of tax, is as follows:

                                                             Three Months Ended
                                                                  March 31,
                                                            --------------------
                                                             2001         2002
                                                             ----         ----

      Net loss                                              $(12.8)      $(25.6)
      Other comprehensive income (loss), net of tax:
         Foreign currency translation adjustment               0.8         (0.3)
         Derivative instrument hedges, mark to market:
          Cumulative effect adjustment                        27.5          --
          Gains (losses) arising in period                   (14.7)         8.5
          Reclass of losses (gains) included in net loss      (9.6)        13.7
         Unrealized gains/losses on securities:
          Unrealized holding losses arising in period         (0.1)        (0.4)
          Reclass of gains included in net loss               (0.9)       (11.3)
                                                              ----        -----
     Comprehensive loss                                     $ (9.8)     $ (15.4)
                                                             =====       ======

     A 40% deferred tax rate is applied to derivative instrument hedges and unrealized gains and losses.

     Accumulated other comprehensive income (loss) is as follows:

                                                      December 31,     March 31,
                                                          2001           2002
                                                          ----           ----
     Foreign currency translation                        $ (2.1)        $ (2.4)
     Derivative instrument hedges                         (28.9)          (6.7)
     Unrealized gains (losses) on securities                8.3           (3.4)
     Minimum pension liability                           (164.6)        (164.6)
                                                         ------         ------
     Accumulated other comprehensive income             $(187.3)       $(177.1)
                                                         =======        ======

7.   Segment Information
     The Company's Steel Operations consist of the production, finishing and sale of flat-rolled carbon, stainless and electrical steels. The Company also owns a Snow and Ice Control Products business, which manufactures snowplows and salt and sand spreaders for four-wheel drive light trucks. The Company's Other Operations include the production and sale of steel pipe and tubular products and an industrial park. The following presents the results of the Company's segments.

                                                    Three Months Ended

                                                         March 31,

                                                    2001           2002
                                                    ----           ----
     Net sales:
        Steel Operations                         $  937.0     $    935.2
        Snow and Ice Control Products                15.9           11.5
        Other Operations                             45.9           63.4
                                                    -----          -----
        Total net sales                          $  998.8     $  1,010.1
                                                    =====        =======

     Operating profit (loss):
        Steel Operations                         $    8.5     $    (37.6)
        Snow and Ice Control Products                 1.7           (0.6)
        Other Operations                              2.0            4.8
                                                     ----           ----
        Total operating profit (loss)            $   12.2     $    (33.4)
                                                    =====       ========

8.   Dividends
     As of March 31, 2002, the Company could not declare or pay dividends to holders of its common or preferred stock because of a restrictive covenant contained in the instruments governing its outstanding debt. The preferred stock dividends are cumulative and, as such, holders of the preferred stock are entitled to payment of all accrued, but unpaid dividends, before payment of dividends to the holders of common stock. As of March 31, 2002, dividends on the preferred stock were in arrears in an aggregate amount of $0.5, or $1.8125 per share.

9.   Sale of Sawhill Tubular
     On April 19, 2002, the Company completed the sale of Sawhill Tubular for $50.0 in net cash and the assumption of certain liabilities by the buyer. The cash amount is net of certain other current liabilities, which the Company retained. The Company expects to record a pretax loss of approximately $11.0 (approximately $6.0 after tax or $0.06 per share) in the second quarter of 2002, reflecting when the Company's Board of Directors approved the plan of sale. As of March 31, 2002, the carrying value of Sawhill's assets included $23.8 in accounts receivable, $35.7 in inventories and $23.5 in property, plant & equipment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(dollars in millions, except per share and per ton data)

Results of Operations
---------------------

The Company's principal business focus is its Steel Operations, which currently consist of seven steelmaking and finishing facilities that produce flat-rolled carbon, stainless and electrical steel products. These products are sold primarily to the automotive, appliance, industrial machinery and equipment, and construction markets, as well as to distributors, service centers and converters. The Company also owns a Snow and Ice Control Products business, which manufactures snowplows and salt and sand spreaders for four-wheel drive light trucks. The Company also produces steel pipe and tubular products and operates an industrial park on the Houston, Texas ship channel.

Total steel shipments during the three months ended March 31, 2002, inclusive of tubular products, increased to 1,510,300 tons from 1,507,600 tons shipped in the first quarter of 2001, due in part to the addition of AK Tube, which was acquired in the third quarter of 2001. For the three months ended March 31, 2002, value-added products comprised approximately 93% of total shipments, compared to 92% for the corresponding period of 2001. Steel Operations shipments were 1,415,000 tons in the first quarter of 2002 and 1,437,800 tons in the comparable quarter of 2001. The period-to-period decrease in flat-rolled steel shipments primarily reflected a reduction in lower margin hot-rolled steel shipments.

For the quarter ended March 31, 2002, net sales were $1,010.1, a slight increase over the $998.8 reported for the corresponding period in 2001. Steel Operations contributed $935.2 to total net sales in the first quarter of 2002, compared to $937.0 for the 2001 period. Steel Operations' sales per ton increased $8 to $660 per ton in the first quarter of 2002 compared to the prior year first quarter, primarily as a result of increased shipments to the automotive sector, partially offset by lower current year contract pricing.

The operating loss for the three months ended March 31, 2002, totaled $33.4, or $22 per ton shipped, while first quarter 2001 operating profit totaled $12.2, or $8 per ton. The variance in operating results was primarily due to higher costs, including approximately $34.0 in increased pension and other postretirement benefit expenses, or $23 per ton shipped. In addition, the operating loss includes approximately $7.0 for a scheduled maintenance outage at the Middletown Works blast furnace plus approximately $13.0 for other planned and unplanned maintenance that was accelerated to the first quarter, in part, in anticipation of stronger markets during the remainder of the year.

Snow and Ice Control Products recorded a first quarter 2002 operating loss of $0.6 on sales of $11.5, compared to first quarter 2001 operating profit of $1.7 on sales of $15.9. The unfavorable variance in the year-to-year comparison reflects lower shipments due to one of the mildest winters in recent history. First quarter sales and profits are typically the weakest of its annual business cycle.

During the three months ended March 31, 2002, the Company liquidated all of the nearly 1.5 million shares of Anthem Inc. stock it had received last year upon the demutualization of its primary healthcare insurance provider. In the first quarter of 2002, the Company recorded a gain on sale of Anthem shares of $24.1. The gain was net of changes to the liability established to provide an allocation of proceeds to Company employees and retirees who paid a small portion of the premiums for the applicable plans of the insurance provider.

The Company recorded a net loss for the three months ended March 31, 2002 of $25.6, or $0.24 per share, compared to a net loss of $12.8, or $0.12 per share, reported for the first quarter of 2001. On a pro forma basis, excluding the net-of-tax gain on the sale of Anthem Inc. shares, the loss would have been $40.8, or $0.38 per share. The unfavorable variance was primarily due to the increase in maintenance expenditures and substantially higher pension and healthcare costs, partially offset by reduced income taxes.

Outlook
-------

The Company anticipates that second quarter shipments will be approximately 1.5 million tons. Value-added shipments should remain near 93% during the next quarter, including continued strong volumes shipped to automotive customers. Approximately 20% to 25% of the Company's sales are in the spot market. During the first quarter of 2002, the Company announced three spot market price increases, totaling $100 per ton for hot-rolled steel and $120 per ton for cold-rolled and coated products, along with a 7% price increase for non-oriented electrical products. If realized, the higher announced prices and resulting stronger margins, along with a strong product mix, are expected to benefit the Company's operating profit by about $30.0 in the second quarter. Sales and income for the next quarter will also benefit from the normal seasonal rise in shipments at the Snow and Ice Control Products segment, resulting in an estimated $10.0 operating profit improvement from the first quarter.

The Company expects to experience lower costs in the second quarter of 2002 as compared to the first quarter. Expected savings of approximately $25.0 are anticipated from lower maintenance, raw material, energy and overtime costs.

Liquidity and Capital Resources
-------------------------------

The Company's liquidity needs are primarily for capital investments, working capital, employee benefit obligations and debt service. At March 31, 2002, the Company had $98.6 of cash and cash equivalents, as well as $199.6 available for borrowings under its $300.0 accounts receivable purchase credit facility. At that date, there were no outstanding borrowings under the credit facility and availability was reduced primarily by outstanding letters of credit.

Cash used in operations totaled $49.2 for the three months ended March 31, 2002. The Company's reported loss of $25.6, excluding depreciation of $58.5, amortization expense of $2.5 and a non-cash income tax benefit of $15.1, generated $20.3 in cash. However, working capital utilized $67.9 during the period, including a decrease in accounts payable totaling $63.6, primarily related to payments for slabs purchased in the fourth quarter in preparation for the blast furnace outage at Middletown. A reduction in inventories partially offset an increase in trade accounts receivable. Accounts receivable increased primarily due to higher sales in March 2002 compared to December 2001 and the recording of a tax refund receivable of $35.0. Inventories decreased as the Company consumed material acquired in anticipation of the maintenance outage at the Middletown Works, along with a reduction in raw materials.

During the three months ended March 31, 2002, cash generated by investing activities totaled $48.1. The Company liquidated the Anthem Inc. stock it had received from Anthem's demutualization, generating $72.2 of cash in the current period and an additional $8.0 received early in the second quarter. At March 31, 2002, accrued liabilities on the Company's balance sheet included $6.3 for a liability established for the portion of the proceeds deemed to be healthcare plan assets. Capital investments were $25.6 in the first quarter, with total capital investments for 2002 expected to approximate $125.0, which will be funded by existing cash balances, cash generated from operations and proceeds from the sale of Sawhill Tubular.

During the three months ended March 31, 2002, cash flows from financing activities used $1.3, primarily for employee benefit plans.

On March 9, 2002, President Bush signed into law the Job Creation and Worker Assistance Act. One of the provisions of the Act increases the net operating loss (NOL) carryback period to five years from two years for losses generated in tax years 2001 and 2002 and allows an NOL deduction arising in these tax years to offset 100% of alternative minimum taxable income during the carryback period. The Company estimates that application of this provision will allow it to claim a $35.0 refund of previously paid alternative minimum taxes. The refund, which it expects to receive in the second quarter of this year and which is recorded in accounts receivable on the March 31, 2002 balance sheet, reduced the Company's deferred tax asset but will not affect current or future reported net income or loss.

Dividends
---------

As of March 31, 2002, the Company could not declare or pay dividends to holders of its common or preferred stock because of a restrictive covenant contained in the instruments governing its outstanding debt. The preferred stock dividends are cumulative and, therefore, holders of the preferred stock are entitled to payment of all accrued, but unpaid dividends, before payment of dividends to the holders of common stock. As of March 31, 2002, dividends on the preferred stock were in arrears in an aggregate amount of $0.5, or $1.8125 per share.

New Accounting Pronouncement
----------------------------

The Company adopted Statement of Financial Accounting Standards No. 142 as of January 1, 2002. Statement No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed annually for impairment. The Company has begun the process of identifying its reporting units, allocating goodwill and determining fair values. The Statement allows the Company until June 30, 2002 to complete this initial stage, which determines whether impairment may be necessary, and until the end of the year to determine the final effect adoption will have on its financial statements. The Company currently does not know if impairment will be necessary.

Sale of Sawhill Tubular
-----------------------

On April 19, 2002, the Company completed the sale of Sawhill Tubular for $50.0 in net cash and the assumption of certain liabilities. The cash amount is net of certain other current liabilities, which the Company retained. The Company expects to record a pretax loss on the sale of approximately $11.0 (approximately $6.0 after tax, or $0.06 per share) in the second quarter of 2002.

Forward-Looking Statements
--------------------------

Certain statements in this Form 10-Q, particularly those in the paragraph entitled "Outlook," reflect management's estimates and beliefs and are intended to be, and are hereby identified as "forward-looking statements" for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. As discussed in its Form 10-K for the year ended December 31, 2001, the Company cautions readers that such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

As previously reported, on July 27, 2001, AK Steel received a Special Notice Letter from the United States Environmental Protection Agency requesting that AK Steel agree to conduct a Remedial Investigation/Feasibility Study ("RI/FS") and enter into an administrative order on consent pursuant to Section 122 of CERCLA regarding the former Hamilton Plant of Armco located in New Miami, Ohio. The Hamilton Plant is no longer an operating steel mill, having ceased operations in 1990, and all of its former structures have been demolished and removed. While AK Steel does not believe that a site-wide RI/FS is necessary or appropriate at this time, in April 2002 it did enter into a mutually agreed-upon administrative order on consent to perform such an investigation and study of the Hamilton Works site.

Item 6. Exhibits and Reports on Form 8-K

           A.       Exhibits. None.
                    --------

           B.       Reports on Form 8-K.
                    --------------------

                            Item Reported                           Date
                            -------------                           ----
                    Retirement of James L. Wareham..........   February 8, 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the following duly authorized persons.


                                        AK Steel Holding Corporation
                                        ----------------------------------------
                                        (Registrant)

Date              May 2, 2002           /s/  James L. Wainscott
     -------------------------------    ----------------------------------------
                                        James L. Wainscott

                                        Senior Vice President and
                                        Chief Financial Officer
                                        (and principal accounting officer)