Form 10-Q
period 2002-06-30
AK STEEL HOLDING CORP
filed 2002-08-02
CIK 918160

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended June 30, 2002                  Commission File No. 1-13696


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

                                              107,894,590 shares of common stock
                                              ----------------------------------
                                                     (as of July 29, 2002)

                          AK STEEL HOLDING CORPORATION

                                      INDEX

                                                                            Page
                                                                            ----

PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements

          Condensed Consolidated Statements of Income -
              Three- and Six-Month Periods Ended June 30, 2001 and 2002      1


          Condensed Consolidated Balance Sheets -
              December 31, 2001 and June 30, 2002                            2


          Condensed Consolidated Statements of Cash Flows -
              Six-Month Periods Ended June 30, 2001 and 2002                 3


          Notes to Condensed Consolidated Financial Statements               4


Item 2.   Management's Discussion and Analysis of the
              Consolidated Financial Statements                             13


PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings                                                 15

Item 4.   Submission of Matters to a Vote of Security Holders               16

Item 6.   Exhibits and Reports on Form 8-K                                  16


Signatures                                                                  17

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements

                          AK STEEL HOLDING CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in millions, except per share data)

                                                             Three Months Ended           Six Months Ended
                                                                   June 30,                    June 30,
                                                             ------------------          ------------------
                                                             2001          2002           2001         2002
                                                             ----          ----          -----         ----

Net sales                                                 $  984.2     $1,141.5        $1,940.0     $2,109.2

Cost of products sold (exclusive of items shown below)       827.1        975.6         1,651.4      1,854.7
Selling and administrative expenses                           62.7         64.3           124.2        129.8
Depreciation                                                  58.0         55.6           116.0        113.0
Insurance settlement (Note 5)                                  --         (23.9)            --         (23.9)
                                                          --------     --------        --------     --------
Total operating costs                                        947.8      1,071.6         1,891.6      2,073.6

Operating profit                                              36.4         69.9            48.4         35.6

Interest expense                                              33.1         34.7            67.5         66.5
Gain on sale of Anthem stock (Note 6)                         --           --              --           24.1
Other income                                                   1.9          2.1             3.7          2.6
                                                          --------     --------        --------     --------

Income (loss) before income taxes                              5.2         37.3           (15.4)        (4.2)

Income tax provision (benefit)                                 1.9         13.8            (5.7)        (1.6)
                                                          --------     --------        --------     --------


Income (loss) from continuing operations                       3.3         23.5            (9.7)        (2.6)

Loss from discontinued operations, net of tax (Note 11)        0.6          1.0             0.4          0.5
Loss on sale of Sawhill Tubular, net of tax (Note 11)         --            6.3             --           6.3
                                                          --------     --------        --------     --------


Net income (loss)                                         $    2.7     $   16.2        $  (10.1)    $   (9.4)
                                                          ========     ========        ========     ========


Earnings per share: (Note 2) Basic earnings (loss) per share:

       Income (loss) from continuing operations           $   0.03     $  0.22         $  (0.10)    $  (0.03)
       Loss from discontinued operations                      0.01        0.01             --          --
       Loss on sale of Sawhill Tubular                         --         0.06             --           0.06
                                                          --------     -------         --------     --------
       Net income (loss)                                  $   0.02     $  0.15         $  (0.10)    $  (0.09)
                                                          ========     =======         ========     ========

     Diluted earnings (loss) per share:

       Income (loss) from continuing operations           $   0.03     $  0.22         $  (0.10)    $  (0.03)
       Loss from discontinued operations                      0.01        0.01             --          --
       Loss on sale of Sawhill Tubular                         --         0.06             --           0.06
                                                          --------     -------         --------     --------
       Net income (loss)                                  $   0.02     $  0.15         $  (0.10)    $  (0.09)
                                                          ========     =======         ========     ========

Cash dividends per common share                           $0 .0625     $  --           $  0.125     $   --

Common shares and common share equivalents outstanding (weighted average in millions):

     For basic earnings per share                            107.8       107.9            107.8        107.9
     For diluted earnings per share                          108.0       108.2            107.8        107.9
-----------
See notes to consolidated financial statements

                          AK STEEL HOLDING CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (dollars in millions)

ASSETS                                                                          December 31,              June 30,
                                                                                    2001                    2002
                                                                              ----------------        ----------------
Current Assets:
     Cash and cash equivalents (Note 12)                                         $   101.0               $   843.9
     Accounts receivable                                                             388.0                   514.2
     Inventories (Note 3)                                                            904.6                   824.7
     Deferred tax asset (Note 7)                                                      76.6                    62.5
     Current assets held for sale (Note 11)                                           60.6                    --
     Other current assets                                                             17.0                    26.6
                                                                                 ---------               ---------
         Total Current Assets                                                      1,547.8                 2,271.9
                                                                                 ---------               ---------

Property, Plant and Equipment                                                      4,742.9                 4,796.0
     Less accumulated depreciation                                                (1,974.6)               (2,087.5)
                                                                                 ---------               ---------
     Property, plant and equipment, net                                            2,768.3                 2,708.5
                                                                                 ---------               ---------

Other Assets:
     Investment in AFSG Holdings, Inc.                                                55.6                    55.6
     Other investments (Note 6)                                                      154.3                    86.4
     Goodwill  (Note 4)                                                              109.7                   109.7
     Other intangible assets (Note 4)                                                111.9                   111.6
     Deferred tax asset (Note 7)                                                     393.5                   358.1
     Noncurrent assets held for sale (Note 11)                                        24.4                    --
     Other assets                                                                     60.3                    66.8
                                                                                 ---------               ---------

TOTAL ASSETS                                                                     $ 5,225.8                $5,768.6
                                                                                 =========               =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                            $   537.6               $   492.6
     Accrued liabilities                                                             270.5                   261.9
     Current portion of long-term debt (Note 12)                                      78.0                   627.6
     Current portion of pension and other postretirement benefit obligations          68.3                    67.2
                                                                                 ---------               ---------
         Total Current Liabilities                                                   954.4                 1,449.3
                                                                                 ---------               ---------

Noncurrent Liabilities:
     Long-term debt (Note 12)                                                      1,324.5                 1,322.2
     Pension and other postretirement benefit obligations                          1,740.1                 1,788.5
     Other liabilities                                                               173.5                   170.3
                                                                                 ---------               ---------
         Total Noncurrent Liabilities                                              3,238.1                 3,281.0
                                                                                 ---------               ---------

TOTAL LIABILITIES                                                                  4,192.5                 4,730.3
                                                                                 ---------               ---------

Stockholders' Equity:
     Preferred stock                                                                  12.5                    12.5
     Common stock, authorized 200,000,000 shares of $.01 par value each;
         issued 2001, 115,987,777 shares, 2002, 116,285,376 shares;
         outstanding 2001, 107,713,329 shares, 2002, 107,891,942 shares                1.2                     1.2
     Additional paid-in capital                                                    1,807.2                 1,809.7
     Treasury stock, common shares at cost, 2001, 8,274,448 shares;
         2002, 8,393,434 shares                                                     (120.4)                 (122.0)
     Accumulated deficit                                                            (479.9)                 (489.3)
     Accumulated other comprehensive loss (Note 8)                                  (187.3)                 (173.8)
                                                                                 ---------               ---------
TOTAL STOCKHOLDERS' EQUITY                                                         1,033.3                 1,038.3
                                                                                 ---------               ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 5,225.8               $ 5,768.6
                                                                                 =========               =========

----------
See notes to consolidated financial statements.

                          AK STEEL HOLDING CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (dollars in millions)

                                                                                          Six months Ended
                                                                                              June 30,
                                                                                      -------------------------
                                                                                      2001                2002
                                                                                      ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                       $ (10.1)             $ (9.4)
     Depreciation                                                                     116.0               113.0
     Amortization                                                                       8.1                 5.0
     Deferred income taxes                                                             (5.4)               44.9
     Working capital                                                                  (28.6)              (70.8)
     Other                                                                            (42.5)               38.7
                                                                                    -------              ------
     Net cash flows from operating activities of continuing operations                 37.5               121.4


CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital investments                                                              (45.6)              (53.1)
     Proceeds from sale of investments                                                 31.6                82.0
     Proceeds from sale of business                                                    --                  62.8
     Other                                                                             (5.4)              (10.2)
                                                                                    -------              ------
     Net cash flows from investing activities of continuing operation                 (19.4)               81.5


CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from issuing long-term debt                                              --                 538.1
     Principal payments on long-term debt                                              (0.3)               (0.4)
     Common stock dividends paid                                                      (13.5)               --
     Preferred stock dividends paid                                                    (0.5)               --
     Other                                                                             (0.9)               (0.8)
                                                                                    -------              ------
     Net cash flows from financing activities of continuing operations                (15.2)              536.9

Cash flows from discontinued operations                                                15.8                 3.1
                                                                                    -------              ------

Net increase in cash and cash equivalents                                              18.7               742.9

Cash and cash equivalents, beginning of period                                         86.8               101.0
                                                                                    -------              ------
Cash and cash equivalents, end of period                                            $ 105.5              $843.9
                                                                                    =======              ======



Supplemental disclosure of cash flow information:

Net cash paid (received) during the period for:

     Interest, net of capitalized interest                                          $  76.0              $ 61.9
     Income taxes                                                                       0.1               (45.4)

Supplemental disclosure of non-cash investing and financing activities
     Issuance of restricted stock                                                   $   0.3              $  3.3


----------
See notes to consolidated financial statements.

                          AK STEEL HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)
--------------------------------------------------------------------------------

1.   Basis of Presentation

     In the opinion of the management of AK Steel Holding Corporation ("AK Holding") and AK Steel Corporation ("AK Steel", and together with AK Holding, the "Company"), the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2002, the results of its operations for the three and six-month periods ended June 30, 2001 and 2002, and cash flows for the six-month periods ended June 30, 2001 and 2002. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of AK Holding for the year ended December 31, 2001.

     As more fully described in Note 11, the Company sold the assets of Sawhill Tubular Division on April 19, 2002. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which the Company adopted on January 1, 2002, the results of this business and the assets sold have been reclassified in these condensed consolidated financial statements to discontinued operations and assets held for sale for all periods presented.

2.   Earnings Per Share

     Preferred stock dividends are cumulative and, while not declared in the three and six months ended June 30, 2002, are included in the following calculation.

                                                                     Three Months Ended         Six Months Ended
                                                                          June 30,                  June 30,
                                                                         ----------                ----------
                                                                      2001         2002        2001         2002
                                                                      ----         ----        ----         ----
         Income (loss) for calculation of basic earnings per share:
           Income (loss) from continuing operations                   $ 3.3       $ 23.5      $ (9.7)      $ (2.6)
           Less:  Preferred stock dividends                             0.3          0.3         0.5          0.5
                                                                     ------       ------      ------      -------
           Income (loss) from continuing operations
              available to common stockholders                          3.0         23.2       (10.2)        (3.1)
           Loss from discontinued operations                            0.6          1.0         0.4          0.5
           Loss on sale of Sawhill Tubular                              --           6.3         --           6.3
                                                                     ------       ------     -------      -------
           Net income (loss) available to common stockholders         $ 2.4       $ 15.9     $ (10.6)      $ (9.9)
                                                                     ======       ======     =======      =======

         Weighted average common shares (in millions)                 107.8        107.9       107.8        107.9
                                                                     ======       ======     =======      =======

         Basic earnings (loss) per share:
           Income (loss) from continuing operations                  $ 0.03       $ 0.22     $ (0.10)     $ (0.03)
           Loss from discontinued operations                           0.01         0.01         --           --
           Loss on sale of Sawhill Tubular                              --          0.06         --          0.06
                                                                     ------       ------     -------      -------
           Net income (loss)                                         $ 0.02       $ 0.15     $ (0.10)     $ (0.09)
                                                                     ======       ======     =======      =======

         Income (loss) for calculation of diluted earnings per share:
           Income (loss) from continuing operations                   $ 3.3       $ 23.5      $ (9.7)      $ (2.6)
           Less:  Preferred stock dividends                             0.3          0.3         0.5          0.5
                                                                     ------       ------     -------      -------
           Income (loss) from continuing operations
              available to common stockholders                          3.0         23.2       (10.2)        (3.1)
           Loss from discontinued operations                            0.6          1.0         0.4          0.5
           Loss on sale of Sawhill Tubular                              --           6.3         --           6.3
                                                                     ------       ------     -------      -------
           Net income (loss) available to common stockholders         $ 2.4       $ 15.9     $ (10.6)      $ (9.9)
                                                                     ======       ======     =======      =======

         Weighted average common shares (in millions)                 107.8        107.9       107.8        107.9
           Common stock options outstanding                             0.2          0.3         --           --
                                                                     ------       ------     -------      ------
           Common shares outstanding as adjusted                      108.0        108.2       107.8        107.9
                                                                     ======       ======     =======      =======

         Diluted earnings (loss) per share:
           Income (loss) from continuing operations                  $ 0.03      $  0.22     $ (0.10)     $ (0.03)
           Loss from discontinued operations                           0.01         0.01         --           --
           Loss on sale of Sawhill Tubular                              --          0.06         --          0.06
                                                                     ------      -------     -------      -------
           Net income (loss)                                         $ 0.02       $ 0.15     $ (0.10)     $ (0.09)
                                                                     ======       ======     =======      =======

3.   Inventories
     Inventories are valued at the lower of cost or market. The cost of the majority of inventories is measured on the last in, first out (LIFO) method. Other inventories are measured principally at average cost.

                                                         December 31,  June 30,
                                                             2001        2002
                                                         ------------  --------
       Finished and semi-finished                           $734.9      $677.7
       Raw materials                                         179.4       152.9
                                                            ------      ------
      Total cost                                             914.3       830.6
      Adjustment to state inventories at LIFO value           (9.7)       (5.9)
                                                            ------      ------
       Net inventories                                      $904.6      $824.7
                                                            ======      ======

4.   Accounting for Goodwill and Other Intangible Assets
     The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," as of January 1, 2002. Statement No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed annually for impairment. During the second quarter, the Company, with the assistance of a third party consultant, completed this review as of January 1, 2002 and determined that no impairment was necessary.

     As of December 31, 2001 and June 30, 2002, goodwill on the consolidated balance sheets was $109.7, of which $107.3 related to Steel Operations and $2.4 related to Snow and Ice Control Products. On the December 31, 2001 and June 30, 2002 consolidated balance sheets were other intangible assets of $111.9 and $111.6, respectively. As of both dates, a $108.2 intangible asset was necessary to record a minimum pension liability, of which $105.2 related to the Steel Operations and $3.0 related Snow and Ice Control Products. The remaining intangible assets as of these dates related to Snow and Ice Control Product assets with an original value of $9.7, which are subject to amortization over a period of up to seventeen years. Had the Company adopted Statement No. 142 at the beginning of 2001, net income
     (loss) in the indicated periods of that year would have been adjusted as follows.

                                           Three Months Ended   Six Months Ended
                                              June 30, 2001       June 30, 2001
                                           ------------------   ----------------
      Net income (loss), as reported            $2.7                $(10.1)
      Goodwill amortization, net of tax          0.7                   1.3
                                                ----                ------
      Adjusted net income (loss)                $3.4                $ (8.8)
                                                ====                ======

5.   Insurance Settlement
     In the second quarter of 2002, the Company recorded a pretax benefit of $23.9 arising from insurance settlements entered into by the Company with certain of its insurance carriers. The benefit is net of legal fees and increases to environmental liabilities. The agreements cover certain past and future environmental and asbestos claims and/or liabilities. Of the total settlement amount, $8.0 was received in the second quarter with the net balance due to be received in the second half of 2002. Several insurance policies have been commuted as a result of these settlement agreements.

6.   Sale of Anthem Inc. Stock
     During the six months ended June 30, 2002, the Company liquidated all of the nearly 1.5 million shares of Anthem Inc. stock it had received in 2001 upon the demutualization of its primary healthcare insurance provider. In the first quarter of 2002, the Company recorded a gain on the sale of Anthem shares of $24.1. The stock was sold for a total of $80.2. At June 30, 2002, accrued liabilities on the Company's balance sheet included $6.3 for the portion of the proceeds deemed to be healthcare plan assets.

7.   Income Tax Refund
     On March 9, 2002, President Bush signed into law the Job Creation and Worker Assistance Act. One of the provisions of the Act increases the net operating loss (NOL) carryback period to five years from two years for losses generated in tax years 2001 and 2002 and allows an NOL deduction arising in these tax years to offset 100% of alternative minimum taxable income during the carryback period. Application of this provision allowed the Company to claim a $46.7 refund of previously paid income taxes. The refund, received in the second quarter of 2002, reduced the Company's deferred tax asset but will not affect current or future reported net income or loss.

8.   Comprehensive Income (Loss)
     Comprehensive income (loss), net of tax, is as follows:

                                                              Three Months Ended            Six Months Ended
                                                                  June 30,                     June 30,
                                                              ------------------            ----------------
                                                               2001         2002           2001         2002
                                                               ----         ----           ----         ----
     Net income (loss)                                       $   2.7        $16.2         $(10.1)      $ (9.4)
     Other comprehensive income (loss), net of tax:
        Foreign currency translation adjustment                 (0.7)         0.9            0.1          0.6
        Derivative instrument hedges, mark to market:
         Cumulative effect adjustment                           --           --             27.5         --
         Gains (losses) arising in period                      (28.1)        (2.7)         (42.8)         5.8
         Reclass of losses (gains) included in net loss         (0.7)         5.5          (10.3)        19.2
        Unrealized gains/losses on securities:
         Unrealized holding losses arising in period            (0.4)        (0.4)          (0.5)        (0.8)
         Reclass of gains included in net income/loss           (0.1)         --            (1.0)       (11.3)
                                                                ----        -----         ------       ------
     Comprehensive income (loss)                              $(27.3)       $19.5         $(37.1)      $  4.1
                                                              ======        =====         ======       ======

     A 40% deferred tax rate is applied to derivative instrument hedges and unrealized gains and losses.

     Accumulated other comprehensive loss is as follows:

                                                  December 31,      June 30,
                                                      2001            2002
                                                  ------------      -------
     Foreign currency translation                    $ (2.1)         $ (1.5)
     Derivative instrument hedges                     (28.9)           (3.9)
     Unrealized gains (losses) on securities            8.3            (3.8)
     Minimum pension liability                       (164.6)         (164.6)
                                                     ------         -------
     Accumulated other comprehensive loss           $(187.3)        $(173.8)
                                                    =======         =======

9.   Segment Information
     The Company's Steel Operations primarily consist of the production, finishing and sale of flat-rolled carbon, stainless and electrical steels and steel tubing products. AK Tube LLC, a plant that further finishes flat-rolled carbon steels into tubular products, has been reclassified to Steel Operations from Other Operations. AK Tube was acquired in the third quarter of 2001. The Company also owns a Snow and Ice Control Products business, which manufactures snowplows and salt and sand spreaders for four-wheel drive light trucks. The Company's Other Operations consist of an industrial park. The following presents the results of the Company's segments.

                                         Three Months Ended      Six Months Ended
                                               June 30,              June 30,
                                         ------------------      ----------------
                                          2001         2002       2001         2002
                                          ----         ----       ----         ----
     Net sales:
        Steel Operations                 $948.1     $1,102.3    $1,885.1     $2,055.1
        Snow and Ice Control Products      32.9         36.0        48.8         47.5
        Other Operations                    3.2          3.2         6.1          6.6
                                         ------    ---------    --------     --------
        Total net sales                  $984.2    $ 1,141.5    $1,940.0     $2,109.2
                                         ======    =========    ========     ========

     Operating profit:
        Steel Operations                 $ 25.2    $    56.7    $   33.7     $   20.9
        Snow and Ice Control Products       9.3         11.2        11.0         10.6
        Other Operations                    1.9          2.0         3.7          4.1
                                         ------    ---------    --------     --------
        Total operating profit           $ 36.4    $    69.9    $   48.4     $   35.6
                                         ======    =========    ========     ========

10.  Dividends
     As of June 30, 2002, the Company could not declare or pay dividends to holders of its common or preferred stock because of a restrictive covenant contained in the instruments governing its outstanding debt. The preferred stock dividends are cumulative and, as such, holders of the preferred stock are entitled to payment of all accrued, but unpaid dividends, before payment of dividends to the holders of common stock. As of June 30, 2002, dividends on the preferred stock are in arrears for a period of three quarters for an aggregate amount of $0.7, or $2.71875 per share.

11.  Sale of Sawhill Tubular Division
     On April 19, 2002, the Company completed the sale of its Sawhill Tubular Division for $68.5 in cash, of which $62.8, was received at the time of sale. The Company retained approximately $20.5 in current liabilities of Sawhill Tubular. The Company recorded a pretax loss of $10.5 ($6.3 after tax or $0.06 per share) in the second quarter of 2002, reflecting when the Company's Board of Directors approved the plan of sale. Sawhill Tubular was previously included in Other Operations in the Company's segment report.

     The results of Sawhill Tubular have been classified as discontinued operations in the statements of income. The assets disposed of in the sale transaction, consisting primarily of trade receivables, inventories and property, plant and equipment with book values of $21.3, $36.5 and $23.1, respectively, have been classified as current and noncurrent assets held for sale in the December 31, 2001 consolidated balance sheet. There were no material liabilities transferred in the transaction. Results of discontinued operations, prior to the date of sale included the following for Sawhill Tubular:

                          Three Months Ended            Six Months Ended
                                 June 30,                   June 30,
                          ------------------           -----------------
                           2001         2002            2001       2002
                           ----         ----            ----       ----
     Net sales             $38.1        $8.6           $81.0     $42.4
     Pretax loss             0.8         1.7             0.5       0.8
     Net loss                0.6         1.0             0.4       0.5

12.  Long-Term Debt
     On June 11, 2002, the Company issued and sold $550.0 of 7-3/4% Senior Notes Due 2012. Net of a discount and fees, the sale generated $538.1 of cash. On July 11, 2002, these proceeds, along with cash on hand, were used to retire the Company's $550.0, 9-1/8% Senior Notes Due 2006 at a total cost of $578.7, which included a redemption premium of $25.1 and accrued interest.

13.  Supplemental Guarantor Information (Unaudited)
     AK Holding and Douglas Dynamics LLC (the "Guarantor Subsidiary") fully and unconditionally, joint and severally guarantee the interest, principal and premium, if any, payments of AK Steel's 9% Senior Notes Due 2007, 8-7/8% Senior Notes Due 2008, 7-7/8% Senior Notes Due 2009 and 7-3/4% Senior Notes Due 2012. The Company has determined that full financial statements and other disclosures concerning AK Holding and the Guarantor Subsidiary would not be material to investors and such financial statements are not presented. Because AK Holding has no operations that are independent of AK Steel, AK Holding's results are combined with AK Steel. The following supplemental condensed consolidating financial statements present information about AK Steel, the Guarantor Subsidiary and the Other Subsidiaries. The Other Subsidiaries do not guarantee the above notes.

                              Statements of Income
                    For the Three Months Ended June 30, 2001

                                                     AK       Guarantor     Other     Elimi-   Consolidated
                                                    Steel    Subsidiary Subsidiaries  nations    Company
                                                ----------   ---------- ------------  -------  ------------
Net sales                                        $  946.9        $32.9       $81.2       $ (76.8)    $984.2

Cost of products sold                               807.8         17.6        18.8         (17.1)     827.1
Selling and administrative expenses                 103.8          5.3         2.7         (49.1)      62.7
Depreciation                                         57.3          0.7        --            --         58.0
                                                 --------        -----       -----       -------     ------
Total operating costs                               968.9         23.6        21.5        (66.2)      947.8

Operating profit (loss)                             (22.0)         9.3        59.7        (10.6)       36.4

Interest expense                                     32.9          --          8.5         (8.3)       33.1
Other income                                         (4.5)         0.1         4.0          2.3         1.9
                                                 --------        ------     ------       -------      -----

Income (loss) before income taxes                   (59.4)         9.4        55.2         --           5.2

Income tax provision (benefit)                        1.3          0.1         0.5         --           1.9
                                                 --------        ------      ------      -------      -----

Income (loss) from continuing operations            (60.7)         9.3        54.7         --           3.3

Loss from discontinued operations                     0.6          --          --          --           0.6
                                                 ---------       ------     ------       -------      -----

Net income (loss)                                $  (61.3)       $ 9.3       $54.7       $ --        $  2.7
                                                 ========        ======      =====       =======     ======


                              Statements of Income
                    For the Three Months Ended June 30, 2002

                                                     AK       Guarantor     Other     Elimi-   Consolidated
                                                    Steel    Subsidiary Subsidiaries  nations    Company
                                                ----------   ---------- ------------  -------  ------------
 Net sales                                      $  1,091.4      $36.0       $84.1      $(70.0)   $1,141.5
Cost of products sold                                947.7       18.4        33.1       (23.6)      975.6
Selling and administrative expenses                   89.8        5.5         4.7       (35.7)      64.3
Depreciation                                          54.0        0.9         0.7         --         55.6
Insurance settlement                                 (23.9)      --          --         --          (23.9)
                                                ----------      ------      -----      -------   --------
Total operating costs                              1,067.6       24.8        38.5       (59.3)    1,071.6

Operating profit (loss)                               23.8       11.2        45.6       (10.7)       69.9

Interest expense                                      34.5       --           5.3        (5.1)       34.7
Other income                                          (4.8)      --           2.3         4.6         2.1
                                                ----------      ------      -----       -----     -------

Income (loss) before income taxes                    (15.5)      11.2        42.6       (1.0)        37.3

Income tax provision (benefit)                        13.1       --           0.7        --          13.8
                                                ----------      ------      -----       -----     -------

Income (loss) from continuing operations             (28.6)      11.2        41.9       (1.0)        23.5

Loss from discontinued operations                      1.0       --          --           --          1.0
Loss on sale of Sawhill Tubular                        6.3       --          --           --          6.3
                                                ----------      ------      -----       -----     -------

Net income (loss)                                $   (35.9)     $11.2       $41.9      $(1.0)     $  16.2
                                                ==========      =====       =====     =======     =======

                              Statements of Income
                     For the Six Months Ended June 30, 2001

                                                     AK       Guarantor     Other     Elimi-   Consolidated
                                                    Steel    Subsidiary Subsidiaries  nations    Company
                                                ----------   ---------- ------------  -------  ------------
Net sales                                       $  1,905.5         $48.8     $155.4      $(169.7)    $1,940.0

Cost of products sold                              1,643.2          25.8       31.1        (48.7)     1,651.4
Selling and administrative expenses                  206.0          10.5        5.1        (97.4)       124.2
Depreciation                                         114.5           1.5        --            --        116.0
                                                  --------         -----      ------      -------    --------
Total operating costs                              1,963.7          37.8        36.2      (146.1)     1,891.6

Operating profit (loss)                              (58.2)         11.0       119.2       (23.6)        48.4

Interest expense                                      67.0           --         18.4       (17.9)        67.5
Other income                                          (9.8)          0.1         8.1         5.3          3.7
                                                  --------         -----      ------      ------     --------

Income (loss) before income taxes                   (135.0)         11.1       108.9        (0.4)       (15.4)

Income tax provision (benefit)                        (6.7)          0.2         0.8         --          (5.7)
                                                  --------         -----      ------      ------     --------

Income (loss) from continuing operations            (128.3)         10.9       108.1        (0.4)        (9.7)

Loss from discontinued operations                      0.4           --          --          --           0.4
                                                  --------         -----      ------      ------     --------

Net income (loss)                                 $ (128.7)        $10.9      $108.1      $ (0.4)    $  (10.1)
                                                  ========         =====      ======      ======     ========


                              Statements of Income
                     For the Six Months Ended June 30, 2002

                                                     AK       Guarantor     Other     Elimi-   Consolidated
                                                    Steel    Subsidiary Subsidiaries  nations    Company
                                                ----------   ---------- ------------  -------  ------------
Net sales                                        $  2,035.2    $47.5       $142.0      $(115.5)   $2,109.2

Cost of products sold                               1,814.6     24.0         60.6        (44.5)    1,854.7
Selling and administrative expenses                   161.7     11.1          8.6        (51.6)      129.8
Depreciation                                          109.8      1.8          1.4          --        113.0
Insurance settlement                                  (23.9)    --            --           --        (23.9)
                                                   --------    -----       ------        ------   --------
Total operating costs                               2,062.2     36.9         70.6        (96.1)    2,073.6

Operating profit (loss)                               (27.0)    10.6         71.4        (19.4)       35.6

Interest expense                                       65.9      --          10.2         (9.6)       66.5
Loss from discontinued operations                      24.1      --           --            --        24.1
Other income                                          (10.3)     0.1          4.5         8.3          2.6
                                                   --------    -----       ------        -----    --------

Income (loss) before income taxes                     (79.1)    10.7         65.7        (1.5)        (4.2)

Income tax provision (benefit)                         (3.1)     --           1.5          --         (1.6)
                                                   --------    -----       ------        -----    --------

Income (loss) from continuing operations              (76.0)    10.7         64.2        (1.5)        (2.6)

Loss from discontinued operations                       0.5      --            --          --          0.5
Loss on sale of Sawhill Tubular                         6.3      --            --          --          6.3
                                                   --------    -----       ------       -----     --------

Net income (loss)                                  $  (82.8)   $10.7       $ 64.2       $(1.5)    $   (9.4)
                                                   ========    =====       ======     =======     ========

                                 Balance Sheets
                             As of December 31, 2001

                                                     AK       Guarantor     Other     Elimi-   Consolidated
                                                    Steel    Subsidiary Subsidiaries  nations    Company
                                                ----------   ---------- ------------  -------  ------------
ASSETS
Current Assets:
Cash and cash equivalents                        $   97.2        $  0.1       $  3.7      $   --     $   101.0
Accounts receivable                                  11.8          23.8        352.4          --         388.0
Inventories (Note 3)                                844.4          15.9         41.4         2.9         904.6
Deferred tax asset                                   76.6           --          --            --          76.6
Current assets held for sale                         60.6           --          --            --          60.6
Other current assets                                 16.2           0.5          0.3          --          17.0
                                                 --------        ------       ------       -----     ---------
Total Current Assets                              1,106.8          40.3        397.8         2.9       1,547.8
                                                 --------        ------       ------       -----     ---------

Property, Plant and Equipment                     4,665.3          46.3         31.3          --       4,742.9
Less accumulated depreciation                    (1,953.3)        (19.7)        (1.6)         --      (1,974.6)
                                                  -------        ------      -------       ------    ---------
Property, plant and equipment, net                2,712.0          26.6         29.7          --       2,768.3
                                                 --------        ------      -------       ------    ---------

Other Assets:
Investment in AFSG Holdings, Inc.                    --             --          55.6          --         55.6
Intercompany accounts                               303.6         146.3       (167.0)     (282.9)          --
Other investments                                   100.9           --          53.4          --        154.3
Goodwill                                            101.2           2.4          6.1          --        109.7
Other intangible assets (Note 4)                    108.2           3.7         --            --        111.9
Deferred tax asset                                  393.5           --          --            --        393.5
Noncurrent assets held for sale                      24.4           --          --            --         24.4
Other assets                                         58.8           1.4          0.1          --         60.3
                                                  -------        ------      -------      -------    --------

TOTAL ASSETS                                     $4,909.4        $220.7       $375.7      $(280.0)   $5,225.8
                                                 ========        ======       ======      =======    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                 $  522.0          $6.3        $9.3       $   --     $  537.6
Accrued liabilities                                 258.6           7.6         4.3           --        270.5
Current portion of long-term debt                    63.3           --         14.7           --         78.0
Current portion of pension and OPEBs                 68.2           0.1          --           --         68.3
                                                  -------        ------      -------      -------    --------
Total Current Liabilities                           912.1          14.0        28.3           --        954.4
                                                  -------        ------      -------      -------    --------
Noncurrent Liabilities:
Long-term debt                                    1,324.5          --          --             --      1,324.5
Pension and OPEBs                                 1,736.1           4.0        --             --      1,740.1
Other liabilities                                   167.8           3.8         1.9           --        173.5
                                                  -------        ------      -------      -------    --------
Total Noncurrent Liabilities                      3,228.4           7.8         1.9           --      3,238.1
                                                  -------        ------      -------      -------    --------

TOTAL LIABILITIES                                 4,140.5          21.8        30.2           --      4,192.5
                                                  -------        ------      -------      -------    --------

TOTAL STOCKHOLDERS' EQUITY                          768.9         198.9       345.5       (280.0)     1,033.3
                                                  -------        ------      -------      -------    --------

TOTAL LIABILITIES AND EQUITY                     $4,909.4      $  220.7      $375.7      $(280.0)    $5,225.8
                                                 ========      ========      ======      =======     ========

                                 Balance Sheets
                               As of June 30, 2002

                                             AK       Guarantor     Other      Elimi-   Consolidated
                                            Steel    Subsidiary  Subsidiaries  nations    Company
                                          --------   ----------  ------------  -------  ------------
ASSETS
Current Assets:

Cash and cash equivalents                 $  836.7        $  --      $  7.2      $    --       $  843.9
Accounts receivable                           39.4         29.4       445.4           --          514.2
Inventories (Note 3)                         760.1         24.5        44.0         (3.9)         824.7
Deferred tax asset                            62.2           --         0.3           --           62.5
Other current assets                          25.0          0.9         0.7           --           26.6
                                          --------      -------      ------       --------     --------
Total Current Assets                       1,723.4         54.8       497.6         (3.9)       2,271.9
                                          --------      -------      ------       --------     --------

Property, Plant and Equipment              4,713.9         50.0        32.1           --        4,796.0
Less accumulated depreciation             (2,063.0)       (21.5)       (3.0)          --        (2087.5)
                                          --------      -------      ------       --------     --------
Property, plant and equipment, net         2,650.9         28.5        29.1           --        2,708.5
                                          --------      -------      ------       --------     --------

Other Assets:
Investment in AFSG Holdings, Inc.              --          --          55.6           --           55.6
Intercompany accounts                        350.3        139.0      (296.8)      (192.5)            --
Other investments                             33.8         --          52.6           --           86.4
Goodwill                                     101.2          2.4         6.1           --          109.7
Other intangible assets (Note 4)             108.2          3.4         --            --          111.6
Deferred tax asset                           358.1         --           --            --          358.1
Other assets                                  59.0          1.4         6.4           --           66.8
                                          --------      -------      ------      --------      --------

TOTAL ASSETS                              $5,384.9      $ 229.5      $350.6      $(196.4)      $5,768.6
                                          ========      =======      ======     ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                          $  475.7         $5.7       $11.2       $  --        $  492.6
Accrued liabilities                          251.8          6.4         3.7          --           261.9
Current portion of long-term debt            612.9         --          14.7          --           627.6
Current portion of pension and OPEBs          67.2         --           --           --            67.2
                                          --------        -----      ------       ------       --------
Total Current Liabilities                  1,407.6         12.1        29.6          --         1,449.3
                                          ------------    -----      ------       ------       --------
Noncurrent Liabilities:
Long-term debt                             1,322.2         --           --           --         1,322.2
Pension and OPEBs                          1,784.4         4.1          --           --         1,788.5
Other liabilities                            164.6         3.6          2.1          --           170.3
                                          --------      ------       ------       ------       --------
Total Noncurrent Liabilities               3,271.2         7.7          2.1          --         3,281.0
                                          --------      ------       ------       ------       --------

TOTAL LIABILITIES                          4,678.8        19.8         31.7          --         4,730.3
                                          --------      ------       ------      -------       --------

TOTAL STOCKHOLDERS' EQUITY                   706.1       209.7        318.9       (196.4)       1,038.3
                                          --------      ------       ------      ------        --------

TOTAL LIABILITIES AND EQUITY              $5,384.9      $229.5       $350.6      $(196.4)      $5,768.6
                                          ========     =======       ======     =======        ========

                       Condensed Statements of Cash Flows
                     For the Six Months Ended June 30, 2001

                                                     AK       Guarantor     Other     Elimi-   Consolidated
                                                    Steel    Subsidiary Subsidiaries  nations    Company
                                                ----------   ---------- ------------  -------  ------------
Total from operating activities of
  continuing operations                           $(63.4)      $(1.9)     $ 105.6     $  (2.8)      $ 37.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments                                (44.5)       (1.1)          --           --       (45.6)
Proceeds from sale of investments                   31.6          --           --           --        31.6
Other                                               (4.9)         --         (0.5)          --        (5.4)
                                                  ------      ------      -------       ------      -------
Total from investing activities of
  continuing operations                            (17.8)       (1.1)        (0.5)           --      (19.4)
                                                  ------      ------      -------       ------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt                (0.3)         --           --           --        (0.3)
Common stock dividends paid                        (13.5)         --           --           --       (13.5)
Preferred stock dividends paid                      (0.5)         --           --           --        (0.5)
Intercompany activity                              101.1          1.6      (105.5)         2.8          --
Other                                               (0.9)         --           --           --        (0.9)
                                                  ------       ------     -------       ------     -------
Total from financing activities of
  continuing operations                             85.9          1.6      (105.5)         2.8       (15.2)

Cash flow from discontinued operations              15.8           --          --           --        15.8
                                                  ------       ------     -------       ------      -------

Net increase (decrease)                             20.5         (1.4)       (0.4)          --        18.7

Cash and equivalents, beginning of period           80.1          1.4         5.3           --        86.8
                                                 -------       ------    --------       ------     -------
Cash and equivalents, end of period              $ 100.6       $  --     $    4.9       $   --     $ 105.5
                                                 =======       ======    ========       ======     =======


                       Condensed Statements of Cash Flows
                     For the Six Months Ended June 30, 2002

                                                     AK       Guarantor     Other     Elimi-   Consolidated
                                                    Steel    Subsidiary Subsidiaries  nations    Company
                                                ----------   ---------- ------------  -------  ------------
Total from operating activities of
   continuing operations                          $154.2         $(3.6)   $  (34.5)     $ 5.3     $ 121.4

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments                                (48.6)         (3.8)       (0.7)        --       (53.1)
Proceeds from sale of investments                   82.0          --          --           --        82.0
Proceeds from sale of business                      62.8          --          --           --        62.8
Other                                              (10.0)         --          (0.2)        --       (10.2)
                                                  ------         -----       ------     ------    -------
Total from investing activities of
   continuing operations                            86.2          (3.8)       (0.9)        --         81.5
                                                  ------         -----       ------     ------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuing long-term debt               538.1          --            --         --        538.1
Principal payments on long-term debt                (0.4)         --            --         --         (0.4)
Intercompany activity                              (40.3)          7.3         38.3       (5.3)        --
Other                                               (1.4)         --            0.6         --        (0.8)
                                                  ------         -----       ------       ----     -------
Total from financing activities of
    continuing operations                          496.0           7.3         38.9       (5.3)      536.9

Cash flow from discontinued operations               3.1           --           --         --          3.1
                                                  ------         -----       ------     ------     -------

Net increase (decrease)                            739.5         (0.1)          3.5        --        742.9

Cash and equivalents, beginning of period           97.2          0.1           3.7        --        101.0
                                                  ------        ------       ------     ------     -------
Cash and equivalents, end of period               $836.7        $ --         $  7.2     $  --      $ 843.9
                                                  ======        ======       ======     ======     =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(dollars in millions, except per share and per ton data)

Results of Operations

The Company's principal business focus is its Steel Operations, which consists of eight steelmaking and finishing facilities that produce flat-rolled carbon, stainless and electrical steels and steel tubing products. These products are sold primarily to the automotive, appliance, industrial machinery and equipment, and construction markets, as well as to distributors, service centers and converters. The Company also owns a Snow and Ice Control Products business, which manufactures snowplows and salt and sand spreaders for four-wheel drive light trucks, and operates an industrial park on the Houston, Texas ship channel. In the second quarter of 2002, the Company completed the sale of its Sawhill Tubular Division. For all periods presented, the Company has classified the results of Sawhill Tubular as discontinued operations.

Total steel shipments, inclusive of steel tubing products, for the three months ended June 30, 2002 and 2001 were 1,504,500 tons and 1,439,600 tons, respectively. Total steel shipments during the six months ended June 30, 2002 increased to 2,940,200 tons from 2,877,400 tons shipped in the first half of 2001. Both increases were due in part to record automotive shipments and the addition of AK Tube, which was acquired in the third quarter of 2001. For the six months ended June 30, 2002, value-added products comprised approximately 94% of total shipments, compared to 92% for the corresponding period of 2001.

For the quarter ended June 30, 2002, net sales were $1,141.5, a 16% increase over the $984.2 reported for the corresponding period in 2001. Steel Operations contributed $1,102.3 to total net sales in the second quarter of 2002, compared to $948.1 for the 2001 period. Steel Operations' sales per ton increased $50 to $708 per ton in the second quarter of 2002 compared to the prior year second quarter, primarily as a result of increased shipments to the automotive sector and higher spot market prices, partially offset by lower current year contract pricing. Total net sales for the first half of 2002 and 2001 were $2,109.2 and $1,940.0, respectively, and Steel Operations sales for the same periods were $2,055.1 and $1,885.1, respectively. Each of these period-to-period increases reflects the strong sales volumes and improved spot-market pricing experienced in the current year, as price increases announced earlier in the year were achieved.

Second quarter 2002 operating profit was $69.9 compared to $36.4 for the corresponding period in 2001. The current year quarter included a pretax benefit of $23.9 arising from insurance settlements entered into by the Company with certain of its insurance carriers. The benefit is net of legal fees and increases to environmental liabilities. The agreements cover certain past and future environmental and asbestos claims and/or liabilities. Of the total settlement amount, $8.0 was received in the second quarter with the net balance due to be received in the second half of 2002. Several insurance policies have been commuted as a result of these settlement agreements. While employee benefit expenses were substantially higher in the second quarter 2002 than in the year ago quarter, results in this period benefited from an improved product mix, strong automotive shipments, better pricing and lower natural gas costs. The operating profit for the six months ended June 30, 2002, totaled $35.6, including the pretax insurance benefit, compared to $48.4 for the same period in 2001. The unfavorable variance for the six-month periods was primarily due to higher costs, including approximately $68.0 in increased pension and other postretirement benefit expenses. In addition, the six-month operating profit in 2002 includes a scheduled maintenance outage at the Middletown Works blast furnace and other planned and unplanned maintenance work totaling approximately $20.0, which occurred primarily in the first quarter. The higher costs were partially offset by lower natural gas costs, higher volumes, improved product mix and higher spot market pricing.

For the three and six months ended June 30, 2002, Snow and Ice Control Products recorded operating profits of $11.2 and $10.6 on sales of $36.0 and $47.5, respectively. For the three and six months ended June 30, 2001, this segment recorded operating profits of $9.4 and $11.1 on sales of $32.9 and $48.8, respectively. The favorable variance in the quarter-to-quarter comparison is the result of strong pre-season shipments, while the unfavorable variance in the year-to-date numbers reflects lower shipments due to the very mild winter.

During the six months ended June 30, 2002, the Company liquidated all of the nearly 1.5 million shares of Anthem Inc. stock it had received last year upon the demutualization of its primary healthcare insurance provider. In the first quarter of 2002, the Company recorded a gain on the sale of Anthem shares of $24.1. The gain was net of changes to the liability established for the portion of the proceeds deemed to be healthcare assets.

On April 19, 2002, the Company completed the sale of Sawhill Tubular Division for approximately $68.5, of which $62.8 was received at the time of sale. The Company retained approximately $20.5 of Sawhill Tubular's current operating liabilities, which it is settling in due course. The Company recorded a pretax loss on the sale of $10.5 ($6.3 after tax or $0.06 per share) in the second quarter of 2002, reflecting when the Company's Board of Directors approved the plan of sale. In the three and six months ended June 30, 2002, this business generated after-tax losses of $1.0 and $0.5, respectively, compared to losses of $0.6 and $0.4 in the respective periods of 2001.

The Company's net income in the three months ended June 30, 2002 of $16.2, or $0.15 per share, included the benefit from the insurance settlement and a net-of-tax loss of $6.3 on the sale of Sawhill Tubular. Excluding these items net income would have been $7.5, or $0.07 per share. Compared to second quarter of 2001 net income of $2.7, or $0.02 per share, the favorable variance reflected the improved product mix, better pricing and lower natural gas costs, partially offset by higher income tax expense in the quarter. The Company recorded a net loss for the six months ended June 30, 2002 of $9.4, or $0.09 per share, compared to a net loss of $10.1, or $0.10 per share, reported for the first half of 2001. On a pro forma basis, excluding the net-of-tax gain on the sale of Anthem Inc. shares, the benefit from the insurance settlement and the loss on the sale of Sawhill, the six-month 2002 loss would have been $33.3, or $0.31 per share. The unfavorable variance was primarily due to the increase in first quarter maintenance expenditures and substantially higher pension and healthcare costs.

Outlook

The Company anticipates that total third quarter shipments will decline approximately 5% from second quarter levels due to new model year retooling and seasonal maintenance at the major automotive companies, partially offset by increased sales to the spot market. However, pricing is expected to continue to rise in the spot market, with some increase expected in contract sales as negotiations continue regarding supply agreements with many of the Company's major customers. Value-added shipments should remain near 94% during the next quarter, with strong volumes shipped to appliance and construction customers. Snow and Ice Control Product sales and income for the next quarter are expected to be lower compared to the second quarter of this year due to the stronger than expected second quarter sales and some softening of orders caused by the very mild winter and slow economy.

The Company expects higher costs in the third quarter in a similar magnitude to the increase in pricing, primarily related to the strong product mix, increasing scrap prices and slightly lower volumes.

Under its method of accounting for pension and other postretirement benefit plans, the Company recognizes into income, as a fourth quarter adjustment, any unrecognized actuarial net gains and losses that exceed 10% of the larger of benefit obligations or plan assets. Poor year-to-date performance by the financial markets, if not reversed during the remainder of the year, is likely to cause actuarial net losses for the Company's pension plans in the current year. In addition, other postretirement benefit plans could incur actuarial net losses resulting from rising healthcare costs. The Company expects that most of the actuarial net losses generated in the current year would be recognized in a fourth quarter 2002 charge against operating profit (loss). The amount of this non-cash charge could be substantial.

Liquidity and Capital Resources

The Company's liquidity needs are primarily for capital investments, working capital, employee benefit obligations and debt service. At June 30, 2002, the Company had $843.9 of cash and cash equivalents, which included $538.1 of net proceeds from the sale of a new debt issue in the quarter. In addition, the Company had $182.9 available for borrowings under its $300.0 accounts receivable purchase credit facility. At that date, there were no outstanding borrowings under the credit facility and availability was reduced primarily by outstanding letters of credit.

Cash generated by operations totaled $121.4 for the six months ended June 30, 2002. The Company's reported loss of $9.4, after excluding depreciation of $113.0, amortization expense of $5.0 and a non-cash income tax benefit of $1.7, generated $106.9 in cash. In addition, as a result of a change in the tax law brought about by the Job Creation and Worker Assistance Act signed in the first quarter of 2002, the Company was able to apply for, and receive in the second quarter of 2002, a $46.7 tax refund. The refund reduced the Company's deferred tax asset but did not affect reported net income or loss. Working capital utilized $70.8 during the period, including a $126.2 increase in accounts receivables, reflecting higher sales in June 2002 compared to December 2001, and a decrease in accounts payable, primarily related to payments for slabs purchased in the fourth quarter in preparation for the blast furnace outage at its Middletown Works. Inventories decreased $79.9 as the Company consumed material acquired in late 2001 in anticipation of the maintenance outage at the Middletown Works and reduced raw materials.

During the six months ended June 30, 2002, cash generated by investing activities totaled $81.5, including $62.8 of cash from the sale of Sawhill Tubular. In the first half of the year, the Company liquidated the Anthem Inc. stock it had received from Anthem's demutualization, generating $80.2 of cash. At June 30, 2002, accrued liabilities on the Company's balance sheet included $6.3 for a liability established for the portion of the Anthem proceeds deemed to be healthcare plan assets. Capital investments were $53.1 in the first six months, with total capital investments for 2002 expected to approximate $125.0, which will be funded by existing cash balances and cash generated from operations.

During the six months ended June 30, 2002, cash flows from financing activities generated $536.9, including the sale of $550.0 of 7-3/4% Senior Notes Due 2012. The new debt issue generated $538.1 of cash, net of a discount and fees. On July 11, 2002, the proceeds along with cash on hand were used, to redeem the Company's $550.0, 9-1/8% Senior Notes Due 2006 at a total cost of $578.7, which includes a redemption premium of $25.1 and accrued interest.

Dividends

As of June 30, 2002, the Company could not declare or pay dividends to holders of its common or preferred stock because of a restrictive covenant contained in the instruments governing its outstanding debt. The preferred stock dividends are cumulative and, therefore, holders are entitled to payment of all accrued, but unpaid dividends, before payment of dividends to the holders of common stock. As of June 30, 2002, dividends on the preferred stock are in arrears for a period of three quarters for an aggregate amount of $0.7, or $2.71875 per share.

New Accounting Pronouncement

The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," as of January 1, 2002. Statement No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed annually for impairment. During the second quarter, the Company, with the assistance of a third party consultant, completed this review as of January 1, 2002 and determined that no impairment was necessary.

Forward-Looking Statements

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As previously reported, on July 13, 2001, Orinoco Iron, C.A. ("Orinoco") filed an action against AK Steel in the United States District Court for the Southern District of Ohio, Case No. C-1-01-461. Orinoco and AK Steel were parties to a multi-year contract whereby Orinoco supplied AK Steel with a form of iron ore referred to as hot briquetted iron ("HBI"). The action arose out of a dispute between Orinoco and AK Steel with respect to the pricing formula under the supply contract. Orinoco alleged that the pricing formula in the supply contract was appropriate as stated in the contract and sought damages for the failure of AK Steel to pay for HBI in accordance with that pricing formula. AK Steel alleged that the pricing formula no longer reflected the original intent of the parties and sought an order from the court reforming the contract to include a different pricing formula. In June 2002, AK Steel and Orinoco mutually agreed to terminate their existing supply contract, enter into a new five-year supply contract with a revised pricing formula, and to settle their claims against each other. Pursuant to their settlement agreement, the pending litigation between AK Steel and Orinoco was dismissed on or about July 15, 2002.

On June 26, 2002, seventeen individuals filed a purported class action against AK Steel in the United States District Court for the Southern District of Ohio, Case No. C-1-02-467. The complaint alleges that the company discriminates against African-Americans in its hiring practices and that the company discriminates against all of its employees by preventing its employees from working in a racially integrated environment free from racial discrimination. The complaint seeks various forms of declaratory, injunctive and monetary relief (including back pay, front pay, lost benefits, lost seniority and punitive damages) for themselves and the other members of their alleged class. Because the action was only recently filed, AK Steel has not yet responded to the Complaint. The Company intends to contest this matter vigorously.

On June 13, 2002, oral arguments were presented on the Objections to the Special Master's Recommendations in the case of AK Steel Corporation v. Sollac, S.A., et al., Case No. C-1-98-690,-804, United States District Court for the Southern District of Ohio (the "Patent Case"). The Patent Case involves issues of infringement, validity and enforceability of six U.S. patents owned by AK Steel that relate to aluminized stainless steel. AK Steel is seeking injunctive relief and monetary damages for infringement of the aluminized stainless steel patents. The Special Master recommended that the Court find certain claims of the patents were valid and that the Defendants did not infringe upon these valid claims. The Special Master also recommended that certain claims of the patents were not valid for lack of enablement. On July 30, 2002, the Trial Court adopted the Special Master's Recommendation in the Patent Case. The Company plans to seek appellate review of the Trial Court's ruling in the Court of Appeals for the Federal Circuit. There are two additional cases in which the Defendants in the Patent Case are asserting antitrust claims against the Company. Those cases are Sollac, S.A., et al., v. AK Steel Corporation, Case No. C-1-00-619, United States District Court for the Southern District of Ohio (the "U.S. Case") and Ugine, S.A., et al. v. AK Steel Corporation, Case No. T-1385-01, Federal Court of Canada (the "Canadian Case"). The Canadian case presents issues of infringement, validity and disparagement related to three Canadian patents owned by AK Steel. The Plaintiffs in the U.S. Case allege that AK Steel has unlawfully monopolized the aluminized stainless steel market. Discovery is underway and trial is currently scheduled to begin on July 7, 2003 in the U.S. Case. No trial date yet has been set in the other cases. The Company continues to vigorously contest all of these claims.

During the quarter ended June 30, 2002, AK Steel entered into settlement agreements with certain of its insurance carriers covering certain past and future environmental and asbestos claims and/or liabilities in an amount, net of legal fees and increases to environmental liabilities of approximately $23.9 million. Of the total settlement amount, $8 million was received in the second quarter. The net balance is due to be received in the second half of 2002. Several insurance policies have been commuted as a result of these settlement agreements. One of the settlements with a former insurer, however, provides AK Steel with continued partial coverage for defense and indemnity costs arising from non-employee asbestos claims.

Item 4. Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on May 14, 2002. The sole item of business at the meeting was the election of directors. All nine nominees were elected. The following sets forth the voting results:

                                             For         Vote Withheld
                                             ---         -------------
       Richard A. Abdoo                  92,603,698          343,900
       Allen Born                        91,852,130        1,095,468
       Donald V. Fites                   92,590,211          357,387
       Dr. Bonnie G. Hill                92,531,629          415,969
       Robert H. Jenkins                 92,586,069          361,529
       Lawrence A. Leser                 91,857,094        1,090,504
       Daniel J. Meyer                   91,878,933        1,068,665
       Dr. James A. Thomson              91,872,662        1,074,936
       Richard M. Wardrop, Jr.           92,472,493          475,105


Item 6. Exhibits and Reports on Form 8-K

        A.    Exhibits. None.
              --------

        B.    Reports on Form 8-K.
              ---------------------

                               Item Reported                          Date
                               -------------                          ----
               Sale of Sawhill Tubular Division                  April 22, 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the following duly authorized persons.

                              AK Steel Holding Corporation

                              --------------------------------------------------
                              (Registrant)


Date    August 2, 2002        /s/  James L. Wainscott
     -------------------      --------------------------------------------------
                              James L. Wainscott

                              Senior Vice President and Chief Financial Officer (and principal accounting officer)


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Richard M. Wardrop, Jr., Chairman, Chief Executive Officer and President of AK Steel Holding Corporation (the "Company"), do hereby certify in accordance with 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge the foregoing Quarterly Report of the Company:

(1) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, 15 U.S.C. 78 m or 78o(d), and,
(2) the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  August 2, 2002        /s/ Richard M. Wardrop, Jr.
      ------------------      --------------------------------------------------
                              Richard M. Wardrop, Jr.,
                              Chairman, Chief Executive Officer and President


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, James L. Wainscott, Senior Vice President and Chief Financial Officer of AK Steel Holding Corporation (the "Company"), do hereby certify in accordance with 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge the foregoing Quarterly Report of the Company:

(1) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, 15 U.S.C. 78 m or 78o(d), and,
(2) the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  August 2, 2002        /s/ James L. Wainscott
      ------------------      --------------------------------------------------
                              James L. Wainscott,
                              Senior Vice President and Chief Financial Officer