Form 10-Q
period 2002-09-30
AK STEEL HOLDING CORP
filed 2002-11-06
CIK 918160

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended September 30, 2002             Commission File No. 1-13696

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

                                              107,896,520 shares of common stock
                                              ----------------------------------
                                                   (as of November 4, 2002)

                          AK STEEL HOLDING CORPORATION

                                      INDEX

                                                                                       Page
                                                                                       ----
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Statements of Operations -
                  Three- and Nine-Month Periods Ended September 30, 2001 and 2002         1

              Consolidated Balance Sheets -
                  December 31, 2001 and September 30, 2002                                2

              Condensed Consolidated Statements of Cash Flows -
                  Nine-Month Periods Ended September 30, 2001 and 2002                    3

              Notes to Consolidated Financial Statements                                  4

Item 2.       Management's Discussion and Analysis of the
                  Consolidated Financial Statements                                      13

Item 4.       Controls and Procedures                                                    16

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                          16

Item 6.       Exhibits and Reports on Form 8-K                                           16

Signatures                                                                               17

Certifications                                                                           18

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                          AK STEEL HOLDING CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in millions, except per share data)

                                                           Three Months Ended    Nine Months Ended
                                                             September 30,          September 30,
                                                           ------------------   --------------------
                                                            2001        2002      2001        2002
                                                           -------     ------   --------    --------

Net sales                                                  $ 960.7   $1,117.6   $2,900.7    $3,226.8

Cost of products sold (exclusive of items shown below)       818.6      933.5    2,470.0     2,788.2
Selling and administrative expenses                           61.9       69.9      186.1       199.7
Depreciation                                                  56.8       57.4      172.8       170.4
Insurance settlement (Note 5)                                   --         --         --       (23.9)
                                                           -------   --------   --------    --------
Total operating costs                                        937.3    1,060.8    2,828.9     3,134.4

Operating profit                                              23.4       56.8       71.8        92.4

Interest expense                                              33.0       31.7      100.5        98.2
Gain on sale of Anthem stock (Note 6)                           --         --         --        24.1
Other income                                                   1.5        1.5        5.2         4.1
                                                           -------   --------   --------    --------

Income (loss) from continuing operations
     before income taxes                                      (8.1)      26.6      (23.5)       22.4

Income tax provision (benefit)                                (3.0)       9.9       (8.7)        8.3
                                                           -------   --------   --------    --------

Income (loss) from continuing operations                      (5.1)      16.7      (14.8)       14.1

Loss from discontinued operations, net of tax (Note 9)         0.8         --        1.2         0.5
Loss on sale of Sawhill Tubular, net of tax (Note 9)            --        0.1         --         6.4
                                                           -------   --------   --------    --------

Income (loss) before extraordinary item                       (5.9)      16.6      (16.0)        7.2

Extraordinary loss on early retirement of debt,
     net of tax (Note 10)                                       --       19.9         --        19.9
                                                           -------   --------   --------    --------

Net loss                                                   $  (5.9)  $   (3.3)  $  (16.0)   $  (12.7)
                                                           =======   ========   ========    ========


Earnings per share (Note 2):
     Basic earnings (loss) per share:
       Income (loss) from continuing operations            $ (0.05)  $   0.15   $  (0.15)   $   0.12
       Loss from discontinued operations                      0.01         --       0.01          --
       Loss on sale of Sawhill Tubular                          --         --         --        0.06
       Loss on early retirement of debt                         --       0.18         --        0.18
                                                           -------   --------   --------    --------
       Net loss                                            $ (0.06)  $  (0.03)  $  (0.16)   $  (0.12)
                                                           =======   ========   ========    ========

     Diluted earnings (loss) per share:
       Income (loss) from continuing operations            $ (0.05)  $   0.15   $  (0.15)   $   0.12
       Loss from discontinued operations                      0.01         --       0.01          --
       Loss on sale of Sawhill Tubular                          --         --         --        0.06
       Loss on early retirement of debt                         --       0.18         --        0.18
                                                           -------   --------   --------    --------
       Net loss                                            $ (0.06)  $  (0.03)  $  (0.16)   $  (0.12)
                                                           =======   ========   ========    ========

Cash dividends per common share                            $    --   $     --   $  0.125    $     --

Common shares and common share equivalents
   outstanding (weighted average in millions):
     For basic earnings per share                            107.7      107.9      107.8       107.9
     For diluted earnings per share                          107.7      107.9      107.8       108.1

-----------
See notes to consolidated financial statements

                          AK STEEL HOLDING CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                              (dollars in millions)

ASSETS                                                                          December 31,    September 30,
                                                                                   2001              2002
                                                                               --------------  ---------------
Current Assets:
     Cash and cash equivalents                                                  $    101.0        $    243.3
     Accounts receivable                                                             388.0             522.8
     Inventories (Note 3)                                                            904.6             848.4
     Deferred tax asset (Note 7)                                                      76.6              62.2
     Current assets held for sale (Note 9)                                            60.6                --
     Other current assets                                                             17.0              23.4
                                                                                ----------        ----------
         Total Current Assets                                                      1,547.8           1,700.1
                                                                                ----------        ----------

Property, Plant and Equipment                                                      4,742.9           4,783.9
     Less accumulated depreciation                                                (1,974.6)         (2,121.0)
                                                                                ----------        ----------
     Property, plant and equipment, net                                            2,768.3           2,662.9
                                                                                ----------        ----------
Other Assets:
     Investment in AFSG Holdings, Inc.                                                55.6              55.6
     Other investments (Note 6)                                                      154.3             118.9
     Goodwill  (Note 4)                                                              109.7             109.7
     Other intangible assets (Note 4)                                                111.9             111.4
     Deferred tax asset (Note 7)                                                     393.5             354.8
     Noncurrent assets held for sale (Note 9)                                         24.4                --
     Other assets                                                                     60.3              60.0
                                                                                ----------        ----------
TOTAL ASSETS                                                                    $  5,225.8        $  5,173.4
                                                                                ----------        ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                           $    537.6        $    473.2
     Accrued liabilities                                                             270.5             260.2
     Current portion of long-term debt (Note 10)                                      78.0              77.4
     Current portion of pension and other postretirement benefit obligations          68.3              67.2
                                                                                ----------        ----------
         Total Current Liabilities                                                   954.4             878.0
                                                                                ----------        ----------
Noncurrent Liabilities:
     Long-term debt (Note 10)                                                      1,324.5           1,322.3
     Pension and other postretirement benefit obligations                          1,740.1           1,780.9
     Other liabilities                                                               173.5             168.8
                                                                                ----------        ----------
         Total Noncurrent Liabilities                                              3,238.1           3,272.0
                                                                                ----------        ----------
TOTAL LIABILITIES                                                                  4,192.5           4,150.0
                                                                                ----------        ----------

Stockholders' Equity:
     Preferred stock (Note 11)                                                        12.5                --
     Common stock, authorized 200,000,000 shares of $.01 par value each;
         issued 2001, 115,987,777 shares, 2002, 116,290,376 shares;
         outstanding 2001, 107,713,329 shares, 2002, 107,894,607 shares                1.2               1.2
     Additional paid-in capital                                                    1,807.2           1,810.9
     Treasury stock, common shares at cost, 2001, 8,274,448 shares;
         2002, 8,395,769 shares                                                     (120.4)           (122.0)
     Accumulated deficit                                                            (479.9)           (494.1)
     Accumulated other comprehensive loss (Note 12)                                 (187.3)           (172.6)
                                                                                ----------        ----------
TOTAL STOCKHOLDERS' EQUITY                                                         1,033.3           1,023.4
                                                                                ----------        ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $  5,225.8        $  5,173.4
                                                                                ==========        ==========

__________
See notes to consolidated financial statements.

                          AK STEEL HOLDING CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (dollars in millions)

                                                                                           Nine Months Ended
                                                                                              September 30,
                                                                                    ---------------------------
                                                                                      2001                2002
                                                                                    -------             -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                       $ (16.0)            $ (12.7)
     Depreciation and amortization                                                    184.3               177.8
     Extraordinary item - loss on early retirement of debt                               --                19.9
     Deferred income taxes                                                             (8.8)               59.8
     Working capital                                                                  (63.4)             (117.4)
     Other                                                                            (65.8)               31.7
                                                                                    -------             -------
         Net cash flows from operating activities of continuing operations             30.3               159.1


CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital investments                                                              (65.9)              (64.9)
     Proceeds from sale of Sawhill Tubular                                               --                62.8
     Proceeds from sale of other assets and investments                                44.1                82.0
     Purchase of business and investments                                             (29.3)              (44.2)
     Other                                                                             (5.6)               (0.3)
                                                                                    -------             -------
         Net cash flows from investing activities of continuing operations            (56.7)               35.4


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuing long-term debt                                                --               538.1
     Redemption of long-term debt                                                      (0.5)             (550.6)
     Premium on redemption of long-term debt                                             --               (25.1)
     Redemption of preferred stock                                                       --               (13.1)
     Common stock dividends paid                                                      (13.5)                 --
     Preferred stock dividends paid                                                    (0.7)               (0.9)
     Other                                                                             (0.3)               (3.7)
                                                                                    -------             -------
         Net cash flows from financing activities of continuing operations            (15.0)              (55.3)

Cash flows from discontinued operations                                                19.3                 3.1
                                                                                    -------             -------

Net increase (decrease) in cash and cash equivalents                                  (22.1)              142.3

Cash and cash equivalents, beginning of period                                         86.8               101.0
                                                                                    -------             -------
Cash and cash equivalents, end of period                                            $  64.7             $ 243.3
                                                                                    =======             =======


Supplemental disclosure of cash flow information:
------------------------------------------------

Net cash paid (received) during the period for:
     Interest, net of capitalized interest                                          $ 100.7             $  90.7
     Income taxes                                                                       0.2               (50.3)

Supplemental disclosure of non-cash investing and financing activities--
     Issuance of restricted stock                                                   $   0.3             $   3.3

____________
See notes to consolidated financial statements.

                          AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

1.       Basis of Presentation

         In the opinion of the management of AK Steel Holding Corporation ("AK Holding") and AK Steel Corporation ("AK Steel", and together with AK Holding, the "Company"), the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2002, the results of its operations for the three and nine-month periods ended September 30, 2001 and 2002, and cash flows for the nine-month periods ended September 30, 2001 and 2002. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of AK Holding for the year ended December 31, 2001.

         As more fully described in Note 9, the Company sold the assets of its Sawhill Tubular division on April 19, 2002. Sawhill Tubular's results and the assets sold have been reclassified in these consolidated financial statements to discontinued operations and assets held for sale for all periods presented prior to the sale.

2.       Earnings Per Share

                                                                             Three Months Ended      Nine months Ended
                                                                               September 30,            September 30,
                                                                            --------------------    ----------------------
                                                                               2001       2002          2001        2002
                                                                            ---------   --------    ----------    --------
         Income (loss) for calculation of basic earnings per share:
           Income (loss) from continuing operations                         $  (5.1)   $  16.7        $  (14.8)   $   14.1
           Less: Preferred stock dividends and redemption premium               0.2        0.7             0.7         1.2
                                                                            --------   --------       ---------   --------
           Income (loss) from continuing operations
              available to common stockholders                                 (5.3)      16.0           (15.5)       12.9
           Loss from discontinued operations                                    0.8        --              1.2         0.5
           Loss on sale of Sawhill Tubular                                       --        0.1              --         6.4
           Loss on early retirement of debt                                      --       19.9              --        19.9
                                                                            --------   --------       ---------   --------
           Net loss available to common stockholders                        $  (6.1)   $  (4.0)       $  (16.7)   $  (13.9)
                                                                            ========   ========       =========   ========

         Weighted average common shares (in millions)                         107.7      107.9           107.8       107.9
                                                                            ========   ========       =========   ========

         Basic earnings (loss) per share:
           Income (loss) from continuing operations                         $ (0.05)   $  0.15        $  (0.15)   $   0.12
           Loss from discontinued operations                                   0.01         --            0.01          --
           Loss on sale of Sawhill Tubular                                       --         --              --        0.06
           Loss on early retirement of debt                                    --         0.18              --        0.18
                                                                            --------   --------       ---------   --------
           Net loss                                                         $ (0.06)   $ (0.03)       $  (0.16)   $  (0.12)
                                                                            ========   ========       =========   ========

         Income (loss) for calculation of diluted earnings per share:
           Income (loss) from continuing operations                         $  (5.1)   $  16.7        $  (14.8)   $   14.1
           Less: Preferred stock dividends and redemption premium               0.2        0.7             0.7         1.2
                                                                            --------   --------       ---------   --------
           Income (loss) from continuing operations
              available to common stockholders                                 (5.3)      16.0           (15.5)       12.9
           Loss from discontinued operations                                    0.8         --             1.2         0.5
           Loss on sale of Sawhill Tubular                                       --        0.1              --         6.4
           Loss on early retirement of debt                                      --       19.9              --        19.9
                                                                            --------   --------       ---------   --------
           Net loss available to common stockholders                        $  (6.1)   $  (4.0)       $  (16.7)   $  (13.9)
                                                                            ========   ========       =========   ========

         Weighted average common shares (in millions)                         107.7      107.9           107.8       107.9
           Common stock options outstanding                                      --         --              --         0.2
                                                                            --------   --------       ---------   --------
           Common shares outstanding as adjusted                              107.7      107.9           107.8       108.1
                                                                            ========   ========       =========   ========

         Diluted earnings (loss) per share:
           Income (loss) from continuing operations                         $ (0.05)   $  0.15        $  (0.15)   $  0.12
           Loss from discontinued operations                                   0.01         --            0.01         --
           Loss on sale of Sawhill Tubular                                       --         --              --       0.06
           Loss on early retirement of debt                                      --       0.18              --       0.18
                                                                            --------   --------       ---------   --------
           Net loss                                                         $ (0.06)   $ (0.03)       $  (0.16)   $ (0.12)
                                                                            ========   ========       =========   ========

3.   Inventories

     Inventories are valued at the lower of cost or market. The cost of the majority of inventories is measured on the last in, first out (LIFO) method. Other inventories are measured principally at average cost.

                                                     December 31,  September 30,
                                                         2001          2002
                                                     ------------  -------------
     Finished and semi-finished                       $  734.9       $ 712.8
     Raw materials                                       179.4         152.8
                                                      --------       -------
     Total cost                                          914.3         865.6
     Adjustment to state inventories at LIFO value        (9.7)        (17.2)
                                                      --------       -------
     Net inventories                                  $  904.6       $ 848.4
                                                      ========       =======

4.   Accounting for Goodwill and Other Intangible Assets

     The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," as of January 1, 2002. Statement No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed annually for possible impairment. During the second quarter, the Company completed this review as of January 1, 2002 and determined that no impairment was necessary.

     As of December 31, 2001 and September 30, 2002, goodwill on the consolidated balance sheets was $109.7, of which $107.3 related to Steel Operations and $2.4 related to Snow and Ice Control Products. On the December 31, 2001 and September 30, 2002 consolidated balance sheets were other intangible assets of $111.9 and $111.4, respectively. As of both dates, a $108.2 intangible asset was necessary to record a minimum pension liability, of which $105.2 related to the Steel Operations and $3.0 related Snow and Ice Control Products. The remaining intangible assets as of these dates related to Snow and Ice Control Product assets with an original value of $9.7, which are subject to amortization over a period of up to seventeen years. Had the Company adopted Statement No. 142 at the beginning of 2001, net loss in the indicated periods of that year would have been adjusted as follows.

                                                   Three Months Ended       Nine Months Ended
                                                   September 30, 2001      September 30, 2001
                                                   ------------------      ------------------
     Net loss, as reported                              $  (5.9)               $ (16.0)
     Goodwill amortization, net of tax                      0.6                    1.9
                                                        -------                -------
     Adjusted net loss                                  $  (5.3)               $ (14.1)
                                                        =======                =======

     Basic and diluted earnings per share
       Net loss, as reported                            $ (0.06)               $ (0.16)
       Goodwill amortization                               0.01                   0.02
                                                        -------                -------
       Adjusted net loss                                $ (0.05)               $ (0.14)
                                                        =======                =======

5.   Insurance Settlement

     In the second quarter of 2002, the Company recorded a pretax benefit of $23.9 arising from insurance settlements entered into by the Company with certain of its insurance carriers, partially offset by an increase in environmental reserves. The settlement benefit is net of legal fees and expenses. The settlements cover certain past and future environmental and asbestos claims and/or liabilities and, as a result of these settlements, several insurance policies have been commuted.

6.   Sale of Anthem Inc. Stock

     In the first quarter of 2002, the Company liquidated all of the nearly 1.5 million shares of Anthem Inc. stock it had received in 2001 upon the demutualization of its primary healthcare insurance provider. The stock was sold for a total of $80.2 and the Company recorded a gain of $24.1, which is included in its results of operations for the nine months ended September 30, 2002.

7.   Income Tax Refund

     On March 9, 2002, President Bush signed into law the Job Creation and Worker Assistance Act. One of the provisions of the Act increases the net operating loss (NOL) carryback period to five years from two years for losses generated in tax years 2001 and 2002 and allows an NOL deduction arising in these tax years to offset 100% of alternative minimum taxable income during the carryback period. Application of this provision allowed the Company to claim and receive in the second quarter of 2002 a $46.7 refund of previously paid income taxes. In the third quarter of 2002, the Company received an additional $4.8 tax refund related to its $31.0 voluntary pension contribution. These tax refunds reduced the Company's deferred tax asset but did not affect reported net income or loss.

8.   Segment Information

     The Company's Steel Operations primarily consist of the production, finishing and sale of flat-rolled carbon, stainless and electrical steels and steel tubing products. AK Tube LLC, acquired in the third quarter of 2001, further finishes flat-rolled carbon steels into tubular products. In 2002, AK Tube's results were reclassified to Steel Operations from Other Operations for all periods presented. The Company also owns a Snow and Ice Control Products business, which manufactures snowplows and salt and sand spreaders for four-wheel drive light trucks. The Company's Other Operations consist of an industrial park. The following presents the results of the Company's segments.

                                                          Three Months Ended          Nine Months Ended
                                                             September 30,              September 30,
                                                          ------------------         -------------------
                                                           2001        2002           2001         2002
                                                          ------      ------         ------       ------
     Net sales:
        Steel Operations                               $  914.5    $  1,077.8    $  2,799.6    $  3,132.9
        Snow and Ice Control Products                      42.8          36.2          91.6          83.7
        Other Operations                                    3.4           3.6           9.5          10.2
                                                       --------    ----------    ----------    ----------
        Total net sales                                $  960.7    $  1,117.6    $  2,900.7    $  3,226.8
                                                       ========    ==========    ==========    ==========

     Operating profit:
        Steel Operations                               $    7.3    $     44.1    $     41.0    $     65.0
        Snow and Ice Control Products                      14.1          10.4          25.1          21.0
        Other Operations                                    2.0           2.3           5.7           6.4
                                                       --------    ----------    ----------    ----------
        Total operating profit                         $   23.4    $     56.8    $     71.8    $     92.4
                                                       ========    ==========    ==========    ==========

9.   Sale of Sawhill Tubular Division

     On April 19, 2002, the Company completed the sale of its Sawhill Tubular division for $67.6. The Company retained approximately $20.3 in current liabilities of Sawhill Tubular and recorded a 2002 pretax loss of $10.6 ($6.4 after tax or $0.06 per share). Sawhill Tubular was previously included in Other Operations in the Company's segment information.

     The results of Sawhill Tubular have been classified as discontinued operations in the statements of operations. The assets disposed of in the sale transaction, consisting primarily of trade receivables, inventories and property, plant and equipment with April 19, 2002 book values of $21.3, $36.5 and $23.1, respectively, have been classified as current and noncurrent assets held for sale in the December 31, 2001 consolidated balance sheet. There were no material liabilities transferred in the transaction. Results of discontinued operations, prior to the date of sale included the following for Sawhill Tubular:

                                   Three Months Ended        Nine Months Ended
                                      September 30,            September 30,
                                   ------------------        -----------------
                                    2001         2002         2001        2002
                                    ----         ----         ----        ----
             Net sales             $39.4         $--         $120.4      $51.4
             Pretax loss             1.4          --            1.9        0.8
             Net loss                0.8          --            1.2        0.5

10.  Long-Term Debt

     On June 11, 2002, the Company issued and sold $550.0 of 7-3/4% Senior Notes Due 2012. Net of a discount and underwriting fees, the sale generated cash proceeds of $538.1. On July 11, 2002, these proceeds, along with cash on hand, were used to retire the Company's $550.0 of 9-1/8% Senior Notes Due 2006 at a total cash cost of $575.1, which included a redemption premium of $25.1. In the three and nine months ended September 30, 2002, the Company recognized a pretax loss of $31.7 ($19.9 after tax, or $0.18 per share) for the redemption of these senior notes.

11.  Dividends and Preferred Stock Redemption

     Since the fourth quarter of 2001, a restrictive covenant contained in the instruments governing the Company's senior notes precluded the payment of dividends on either common or preferred stock. However, effective August 8, 2002, the Company received consents from the holders of its other outstanding senior notes to amend the covenant applicable to each of those notes to conform to the covenant applicable to its new 7-3/4% Senior Notes Due 2012. Subject to a formula that reflects cumulative earnings, the amended covenant allows the Company to resume payment of dividends, in the event the Board of Directors declares such dividends, and to redeem shares of its outstanding capital stock. In addition, the amended covenant permits the payment of up to $50.0 of dividends through June 30, 2004, without regard to cumulative earnings.

     On September 30, 2002, the Company paid preferred stock dividends in an aggregate amount of $0.9, or $3.625 per share, representing current quarter dividends and the accumulated arrearage for the three previous quarters. Also on that date, the Company expended $13.1 to redeem and retire all 259,481 shares of its outstanding cumulative convertible preferred stock at a redemption price of $50.3625 per share.

12.  Comprehensive Income (Loss)

     Comprehensive income (loss), net of tax, is as follows:

                                                               Three Months Ended     Nine Months Ended
                                                                 September 30,          September 30,
                                                              -------------------    --------------------
                                                                2001        2002       2001        2002
                                                              --------    -------    --------    --------
     Net income (loss)                                        $  (5.9)    $ (3.3)    $ (16.0)    $ (12.7)
     Other comprehensive income (loss), net of tax:
        Foreign currency translation adjustment                   0.7        0.4         0.8         1.0
        Derivative instrument hedges, mark to market:
          Cumulative effect adjustment                             --         --        27.5          --
          Gains (losses) arising in period                      (22.6)       0.8       (65.4)        6.6
          Reclass of losses (gains) included in net loss          7.9        0.7        (2.4)       19.9
        Unrealized gains/losses on securities:
          Unrealized holding losses arising in period            (0.7)      (0.7)       (1.2)       (1.5)
          Reclass of gains included in net income/loss             --         --        (1.0)      (11.3)
                                                              -------     ------     -------     -------
       Comprehensive income (loss)                            $ (20.6)    $ (2.1)    $ (57.7)    $   2.0
                                                              =======     ======     =======     =======

     A 40% deferred tax rate is applied to derivative instrument hedges and unrealized gains and losses.

     Accumulated other comprehensive loss is as follows:

                                                   December 31,    September 30,
                                                       2001            2002
                                                   ------------    -------------
     Foreign currency translation                    $  (2.1)        $  (1.1)
     Derivative instrument hedges                      (28.9)           (2.4)
     Unrealized gains (losses) on securities             8.3            (4.5)
     Minimum pension liability                        (164.6)         (164.6)
                                                     -------         -------
     Accumulated other comprehensive loss            $(187.3)        $(172.6)
                                                     =======         =======

13.  New Accounting Pronouncements

     In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The statement rescinds or amends previous pronouncements related to extinguishment of debt, intangible assets of motor carriers and accounting for leases. The statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Generally, the statement applies to transactions occurring and financial statements issued after May 15, 2002. However, a provision requiring certain gains and losses from extinguishment of debt to be reclassified from extraordinary items is effective January 1, 2003. As a result, in 2003, the Company will reclassify the 2002 loss on retirement of debt to income from continuing operations. The Company does not believe adoption of Statement No. 145 will have a material effect on its financial statements.

     In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Statement could have a material effect on the Company's financial statements to the extent that significant exit or disposal activities occur subsequent to adoption.

14.  Supplemental Guarantor Information

     AK Holding and Douglas Dynamics L.L.C. (the "Guarantor Subsidiary") fully and unconditionally, joint and severally guarantee the interest, principal and premium, if any, payments of AK Steel's 9% Senior Notes Due 2007, 8-7/8% Senior Notes Due 2008, 7-7/8% Senior Notes Due 2009 and 7-3/4% Senior Notes Due 2012. The Company has determined that full financial statements and other disclosures concerning AK Holding and the Guarantor Subsidiary would not be material to investors and; accordingly, those financial statements are not presented. The following supplemental consolidating financial statements present information about AK Holding, AK Steel, the Guarantor Subsidiary and the Other Subsidiaries. The Other Subsidiaries are not guarantors of the above notes.

                            Statements of Operations
                  For the Three Months Ended September 30, 2001


                                                 AK            AK        Guarantor       Other       Elimi-  Consolidated
                                              Holding         Steel     Subsidiary   Subsidiaries    nations     Company
                                              -------         -----     ----------   ------------    -------     -------
Net sales                                    $      --    $    900.7    $     42.8    $     86.3    $  (69.1)   $  960.7

Cost of products sold                               --         786.9          22.6          20.6       (11.5)      818.6
Selling and administrative expenses                0.1         101.7           5.3           2.9       (48.1)       61.9
Depreciation                                        --          55.5           0.8           0.5          --        56.8
                                             ---------    ------------  ----------    ----------    --------    --------
Total operating costs                              0.1         944.1          28.7          24.0       (59.6)      937.3

Operating profit (loss)                           (0.1)        (43.4)         14.1          62.3        (9.5)       23.4

Interest expense                                    --          32.8            --           7.2        (7.0)       33.0
Other income (expense)                              --          (5.7)           --           5.7         1.5         1.5
                                             ---------    ----------    ----------    ----------    --------    --------

Income (loss) before income taxes                 (0.1)        (81.9)         14.1          60.8        (1.0)       (8.1)

Income tax provision (benefit)                      --          (3.8)          0.2           0.6          --        (3.0)
                                             ---------    ----------    ----------    ----------    --------    --------

Income (loss) from continuing operations          (0.1)        (78.1)         13.9          60.2        (1.0)       (5.1)

Loss from discontinued operations                   --           0.8            --            --          --         0.8
                                             ---------    ----------    ----------    ----------    --------    --------

Net income (loss)                            $    (0.1)   $    (78.9)   $     13.9    $     60.2    $   (1.0)   $   (5.9)
                                             =========    ==========    ==========    ==========    ========    --------

                            Statements of Operations
                  For the Three Months Ended September 30, 2002

                                                 AK            AK        Guarantor       Other       Elimi-  Consolidated
                                              Holding         Steel     Subsidiary   Subsidiaries    nations     Company
                                              -------         -----     ----------   ------------    -------     -------
Net sales                                    $      --    $  1,058.2    $     36.2    $     80.5    $  (57.3)   $1,117.6

Cost of products sold                               --         895.6          19.0          32.1       (13.2)      933.5
Selling and administrative expenses                0.4          93.5           5.9           5.0       (34.9)       69.9
Depreciation                                        --          55.8           0.9           0.7          --        57.4
                                             ---------    ----------    ----------    ----------    --------    --------
Total operating costs                              0.4       1,044.9          25.8          37.8       (48.1)    1,060.8

Operating profit (loss)                           (0.4)         13.3          10.4          42.7        (9.2)       56.8

Interest expense                                    --          31.3            --           5.3        (4.9)       31.7
Other income (expense)                              --          (4.6)           --           2.8         3.3         1.5
                                             ---------    ----------    ----------    ----------    --------    --------

Income (loss) before income taxes                 (0.4)        (22.6)         10.4          40.2        (1.0)       26.6

Income tax provision (benefit)                      --           9.6            --           0.3          --         9.9
                                             ---------    ----------    ----------    ----------    --------    --------

Income (loss) from continuing operations          (0.4)        (32.2)         10.4          39.9        (1.0)       16.7

Loss on sale of Sawhill Tubular                     --           0.1            --            --          --         0.1
                                             ---------    ----------    ----------    ----------   ---------    --------

Income (loss) before extraordinary item           (0.4)        (32.3)         10.4          39.9        (1.0)       16.6

Loss on early retirement of debt, net of tax        --          19.9            --            --          --        19.9
                                             ---------    ----------    ----------    ----------   ---------    --------

Net income (loss)                            $    (0.4)   $    (52.2)   $     10.4    $     39.9   $    (1.0)   $   (3.3)
                                             =========    ==========    ==========    ==========   =========    ========

                            Statements of Operations
                  For the Nine Months Ended September 30, 2001

                                                  AK        AK         Guarantor      Other         Elimi-   Consolidated
                                               Holding     Steel      Subsidiary   Subsidiaries    nations      Company
                                               -------    --------    ----------   ------------  ----------  ------------

Net sales                                      $    --    $2,789.7    $     91.6    $   241.7    $   (222.3)   $2,900.7

Cost of products sold                              0.1     2,413.4          48.4         51.7         (43.6)    2,470.0
Selling and administrative expenses                0.9       306.9          15.8          8.0        (145.5)      186.1
Depreciation                                        --       170.0           2.3          0.5            --       172.8
                                               -------    --------    ----------    ---------    ----------    --------
Total operating costs                              1.0     2,890.3          66.5         60.2        (189.1)    2,828.9

Operating profit (loss)                           (1.0)     (100.6)         25.1        181.5         (33.2)       71.8

Interest expense                                    --        99.8            --         25.6         (24.9)      100.5
Other income (expense)                              --       (15.5)          0.1         13.8           6.8         5.2
                                               -------    --------    ----------    ---------    ----------    --------

Income (loss) before income taxes                 (1.0)     (215.9)         25.2        169.7          (1.5)      (23.5)

Income tax provision (benefit)                      --       (10.5)          0.4          1.4            --        (8.7)
                                               -------    --------    ----------    ---------    ----------    --------

Income (loss) from continuing operations          (1.0)     (205.4)         24.8        168.3          (1.5)      (14.8)

Loss from discontinued operations                   --         1.2            --           --            --         1.2
                                               -------    --------    ----------    ---------    ----------    --------

Net income (loss)                              $  (1.0)   $ (206.6)   $     24.8    $   168.3    $     (1.5)   $  (16.0)
                                               =======    ========    ==========    =========    ==========    ========

                            Statements of Operations
                  For the Nine Months Ended September 30, 2002

                                                 AK          AK        Guarantor      Other        Elimi-    Consolidated
                                               Holding      Steel     Subsidiary   Subsidiaries    nations      Company
                                               -------    --------    ----------   ------------  ----------  ------------

Net sales                                      $    --    $3,073.2    $     83.7    $   222.5    $   (152.6)   $3,226.8

Cost of products sold                              0.1     2,689.9          43.0         92.7         (37.5)    2,788.2
Selling and administrative expenses                1.2       254.4          17.0         13.6         (86.5)      199.7
Depreciation                                        --       165.6           2.7          2.1            --       170.4
Insurance settlement                                --       (23.9)           --           --            --       (23.9)
                                               -------    --------    ----------    ---------    ----------    --------
Total operating costs                              1.3     3,086.0          62.7        108.4        (124.0)    3,134.4

Operating profit (loss)                           (1.3)      (12.8)         21.0        114.1         (28.6)       92.4

Interest expense                                    --        97.2            --         15.5         (14.5)       98.2
Gain on sale of Anthem stock                        --        24.1            --           --            --        24.1
Other income (expense)                              --       (14.9)          0.1          7.3          11.6         4.1
                                               -------    --------    ----------    ---------    ----------    --------

Income (loss) before income taxes                 (1.3)     (100.8)         21.1        105.9          (2.5)       22.4

Income tax provision (benefit)                      --         6.5            --          1.8            --         8.3
                                               -------    --------    ----------    ---------    ----------    --------

Income (loss) from continuing operations          (1.3)     (107.3)         21.1        104.1          (2.5)       14.1

Loss from discontinued operations                   --         0.5            --           --            --         0.5
Loss on sale of Sawhill Tubular                     --         6.4            --           --            --         6.4
                                               -------    --------    ----------    ---------    ----------    --------

Income (loss) before extraordinary item           (1.3)     (114.2)         21.1        104.1          (2.5)        7.2

Loss on early retirement of debt, net of tax        --        19.9            --           --            --        19.9
                                               -------    --------    ----------    ---------    ----------    --------

Net income (loss)                              $  (1.3)   $ (134.1)   $     21.1    $   104.1    $     (2.5)   $  (12.7)
                                               =======    ========    ==========    =========    ==========    ========

                                 Balance Sheets
                             As of December 31, 2001

                                              AK           AK      Guarantor         Other        Elimi-     Consolidated
                                            Holding       Steel    Subsidiary    Subsidiaries    nations       Company
                                           --------     --------  ------------   ------------    --------     ---------
ASSETS
Current Assets:
Cash and cash equivalents                  $     --     $   97.2    $    0.1       $    3.7      $     --     $   101.0
Accounts receivable                              --         11.8        23.8          352.4            --         388.0
Inventories (Note 3)                             --        844.4        15.9           41.4           2.9         904.6
Deferred tax asset                               --         76.6          --             --            --          76.6
Current assets held for sale                     --         60.6          --             --            --          60.6
Other current assets                            0.1         16.1         0.5            0.3            --          17.0
                                           --------     --------    --------       --------      --------     ---------
Total Current Assets                            0.1      1,106.7        40.3          397.8           2.9       1,547.8
                                           --------     --------    --------       --------      --------     ---------

Property, Plant and Equipment                            4,665.3        46.3           31.3            --       4,742.9
Less accumulated depreciation                    --     (1,953.3)      (19.7)          (1.6)           --      (1,974.6)
                                           --------     --------    --------       --------      --------     ---------
Property, plant and equipment, net               --      2,712.0        26.6           29.7            --       2,768.3
                                           --------     --------    --------       --------      --------     ---------

Other Assets:
Investment in AFSG Holdings, Inc.                --           --          --           55.6            --          55.6
Intercompany accounts                         942.8       (639.0)      146.3         (167.0)       (283.1)           --
Other investments                                --        100.9          --           53.4            --         154.3
Goodwill                                         --        101.2         2.4            6.1            --         109.7
Other intangible assets (Note 4)                 --        108.2         3.7             --            --         111.9
Deferred tax asset                               --        393.5          --             --            --         393.5
Noncurrent assets held for sale                  --         24.4          --             --            --          24.4
Other assets                                     --         58.8         1.4            0.1            --          60.3
                                           --------     --------    --------       --------      --------     ---------

TOTAL ASSETS                               $  942.9     $3,966.7    $  220.7       $  375.7      $ (280.2)    $ 5,225.8
                                           ========     ========    ========       ========      ========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                           $     --     $  522.0    $    6.3       $    9.3      $     --     $   537.6
Accrued liabilities                              --        258.6         7.6            4.3            --         270.5
Current portion of long-term debt                --         63.3          --           14.7            --          78.0
Current portion of pension and OPEBs             --         68.2         0.1             --            --          68.3
                                           --------     --------    --------       --------      --------     ---------
Total Current Liabilities                        --        912.1        14.0           28.3            --         954.4
                                           --------     --------    --------       --------      --------     ---------
Noncurrent Liabilities:
Long-term debt                                   --      1,324.5           --            --            --       1,324.5
Pension and OPEBs                                --      1,736.1         4.0             --            --       1,740.1
Other liabilities                                --        167.8         3.8            1.9            --         173.5
                                           --------     --------    --------       --------      --------     ---------
Total Noncurrent Liabilities                     --      3,228.4         7.8            1.9            --       3,238.1
                                           --------     --------    --------       --------      --------     ---------

TOTAL LIABILITIES                                --      4,140.5        21.8           30.2            --       4,192.5
                                           --------     --------    --------       --------      --------     ---------

TOTAL STOCKHOLDERS' EQUITY                    942.9       (173.8)      198.9          345.5        (280.2)      1,033.3
                                           --------     --------    --------       --------      --------     ---------

TOTAL LIABILITIES AND EQUITY               $  942.9     $3,966.7    $  220.7       $  375.7      $ (280.2)    $ 5,225.8
                                           ========     ========    ========       ========      ========     =========

                                 Balance Sheets
                            As of September 30, 2002

                                                 AK          AK      Guarantor     Other      Elimi-     Consolidated
                                              Holding      Steel    Subsidiary  Subsidiaries  nations       Company
                                              -------      -----    ----------  ------------  -------     ------------
ASSETS
Current Assets:
Cash and cash equivalents                    $      --   $   233.8  $     --    $     9.5     $     --    $   243.3
Accounts receivable                                 --        18.9      51.4        452.5           --        522.8
Inventories (Note 3)                                --       787.2      22.4         40.4         (1.6)       848.4
Deferred tax asset                                  --        62.1        --          0.1           --         62.2
Other current assets                               0.1        22.0       0.9          0.4           --         23.4
                                             ---------   ---------  --------    ---------     --------    ---------
Total Current Assets                               0.1     1,124.0      74.7        502.9         (1.6)     1,700.1
                                             ---------   ---------  --------    ---------     --------    ---------

Property, Plant and Equipment                       --     4,700.4      50.9         32.6           --      4,783.9
Less accumulated depreciation                       --    (2,095.4)    (21.9)        (3.7)          --     (2,121.0)
                                             ---------   ---------  --------    ---------     --------    ---------
Property, plant and equipment, net                  --     2,605.0      29.0         28.9           --      2,662.9
                                             ---------   ---------  --------    ---------     --------    ---------

Other Assets:
Investment in AFSG Holdings, Inc.                   --          --        --         55.6           --         55.6
Intercompany accounts                            916.8      (571.9)    130.0       (279.0)      (195.9)          --
Other investments                                   --        48.3        --         70.6           --        118.9
Goodwill                                            --       101.2       2.4          6.1           --        109.7
Other intangible assets (Note 4)                    --       108.1       3.3           --           --        111.4
Deferred tax asset                                  --       354.8        --           --           --        354.8
Other assets                                        --        52.5       1.3          6.2           --         60.0
                                             ---------   ---------  --------    ---------     --------    ---------

TOTAL ASSETS                                 $   916.9   $ 3,822.0  $  240.7    $   391.3     $ (197.5)   $ 5,173.4
                                             =========   =========  ========    =========     ========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                             $      --   $   457.3  $    5.5    $    10.4     $     --    $   473.2
Accrued liabilities                                 --       248.4       7.2          4.6           --        260.2
Current portion of long-term debt                   --        62.7        --         14.7           --         77.4
Current portion of pension and OPEBs                --        67.1       0.1           --           --         67.2
                                             ---------   ---------  --------    ---------     --------    ---------
Total Current Liabilities                           --       835.5      12.8         29.7           --        878.0
                                             ---------   ---------  --------    ---------     --------    ---------
Noncurrent Liabilities:
Long-term debt                                      --     1,322.3        --           --           --      1,322.3
Pension and OPEBs                                   --     1,776.7       4.2           --           --      1,780.9
Other liabilities                                   --       162.9       3.7          2.2           --        168.8
                                             ---------   ---------  --------    ---------     --------    ---------
Total Noncurrent Liabilities                        --     3,261.9       7.9          2.2           --      3,272.0
                                             ---------   ---------  --------    ---------     --------    ---------

TOTAL LIABILITIES                                   --     4,097.4      20.7         31.9           --      4,150.0
                                             ---------   ---------  --------    ---------     --------    ---------

TOTAL STOCKHOLDERS' EQUITY                       916.9      (275.4)    220.0        359.4       (197.5)     1,023.4
                                             ---------   ---------  --------    ---------     --------    ---------

TOTAL LIABILITIES AND EQUITY                 $   916.9   $ 3,822.0  $  240.7    $   391.3     $ (197.5)   $ 5,173.4
                                             =========   =========  ========    =========     ========    =========


                       Condensed Statements of Cash Flows
                  For the Nine Months Ended September 30, 2001

                                                AK            AK        Guarantor     Other         Elimi-   Consolidated
                                              Holding        Steel     Subsidiary   Subsidiaries   nations      Company
                                              -------        -----     ----------   ------------   -------      -------
Total from operating activities
     of continuing operations                $    (0.8)   $  (141.5)   $  (11.1)     $  184.1      $  (0.4)   $     30.3

Cash Flows from Investing Activities:
Capital investments                                 --        (64.0)       (1.8)         (0.1)           --        (65.9)
Proceeds from sale of investments                   --         31.6          --          12.5            --         44.1
Purchase of a business                              --           --          --         (29.3)           --        (29.3)
Other                                               --         (4.7)         --          (0.9)           --         (5.6)
                                             ---------    ---------    --------      --------      --------   ----------
Total from investing activities
     of continuing operations                       --        (37.1)       (1.8)        (17.8)           --        (56.7)
                                             ---------    ---------    --------      --------      --------   ----------

Cash Flows from Financing Activities:
Redemption of long-term debt                        --         (0.5)         --            --            --         (0.5)
Common stock dividends paid                      (13.5)          --          --            --            --        (13.5)
Preferred stock dividends paid                    (0.7)          --          --            --            --         (0.7)
Intercompany activity                             16.1        139.5        11.6        (167.6)          0.4           --
Other                                             (1.1)          --          --           0.8            --         (0.3)
                                             ---------    ---------    --------      --------      --------   ----------
Total from financing activities
     of continuing operations                      0.8        139.0        11.6        (166.8)          0.4        (15.0)

Cash flow from discontinued operations              --         19.3          --            --            --         19.3
                                             ---------    ---------    --------      --------      --------   ----------
Net increase (decrease)                             --        (20.3)       (1.3)         (0.5)           --        (22.1)

Cash and equivalents, beginning of period           --         80.1         1.4           5.3            --         86.8
                                             ---------    ---------    --------      --------      --------   ----------
Cash and equivalents, end of period          $      --    $    59.8    $    0.1      $    4.8      $     --   $     64.7
                                             =========    =========    ========      ========      ========   ==========

                       Condensed Statements of Cash Flows
                  For the Nine Months Ended September 30, 2002

                                                AK            AK        Guarantor     Other         Elimi-   Consolidated
                                              Holding        Steel     Subsidiary   Subsidiaries   nations      Company
                                              -------        -----     ----------   ------------   -------      -------
Total from operating activities
     of continuing operations                $    (1.1)   $   165.1    $  (11.2)     $    4.3      $   2.0    $    159.1

Cash Flows from Investing Activities:
Capital investments                                 --        (58.6)       (5.1)         (1.2)          --         (64.9)
Purchase of long-term investments                   --        (25.5)         --         (18.7)          --         (44.2)
Proceeds from sale of investments                   --         82.0          --            --           --          82.0
Proceeds from sale of business                      --         62.8          --            --           --          62.8
Other                                               --          0.1          --          (0.4)          --          (0.3)
                                             ---------    ---------    --------      --------      --------   ----------
Total from investing activities
     of continuing operations                       --         60.8        (5.1)        (20.3)          --          35.4
                                             ---------    ---------    --------      --------      --------   ----------

Cash Flows from Financing Activities:
Proceeds from issuing long-term debt                --        538.1          --            --           --         538.1
Redemption of long-term debt                        --       (550.6)         --            --           --        (550.6)
Premium on redemption of debt                       --        (25.1)         --            --           --         (25.1)
Redemption of preferred stock                    (13.1)          --          --            --           --         (13.1)
Preferred stock dividends                         (0.9)          --          --            --           --          (0.9)
Intercompany activity                             16.5        (51.4)       16.2          20.7         (2.0)           --
Other                                             (1.4)        (3.4)         --           1.1           --          (3.7)
                                             ---------    ---------    --------      --------      --------   ----------
Total from financing activities
     of continuing operations                      1.1        (92.4)       16.2          21.8         (2.0)        (55.3)
                                             ---------    ---------    --------      --------      --------   ----------

Cash flow from discontinued operations              --          3.1          --            --           --           3.1
                                             ---------    ---------    --------      --------      --------   ----------

Net increase (decrease)                             --        136.6        (0.1)          5.8           --         142.3

Cash and equivalents, beginning of period           --         97.2         0.1           3.7           --         101.0
                                             ---------    ---------    --------      --------      --------   ----------
Cash and equivalents, end of period          $      --    $   233.8    $     --      $    9.5      $    --    $    243.3
                                             =========    =========    ========      ========      ========   ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(dollars in millions, except per share and per ton data)

Results of Operations

The Company's principal business focus is its Steel Operations, which consists of eight steelmaking and finishing facilities that produce flat-rolled carbon, stainless and electrical steels and steel tubing products. These products are sold primarily to the automotive, appliance, industrial machinery and equipment, and construction markets, as well as to distributors, service centers and converters. The Company also owns a Snow and Ice Control Products business, which manufactures snowplows and salt and sand spreaders for four-wheel drive light trucks, and operates an industrial park on the Houston, Texas ship channel. In the second quarter of 2002, the Company completed the sale of its Sawhill Tubular division. For all periods prior to the sale, the Company classifies the results of Sawhill Tubular as discontinued operations.

Total steel shipments for the three months ended September 30, 2002 and 2001 were 1,435,400 tons and 1,387,100 tons, respectively. Total steel shipments during the nine months ended September 30, 2002 increased to 4,375,600 tons from 4,264,500 tons shipped in the first three quarters of 2001. Both increases were due in part to record automotive shipments and, to a lesser extent, the addition of AK Tube, which was acquired in the third quarter of 2001. For the nine months ended September 30, 2002, value-added products comprised 92% of total shipments, or approximately the same percentage reported in the corresponding period of 2001. In the third quarter of 2002, opportunistic marketing of hot-rolled products to take advantage of attractive spot market prices caused shipments of this commodity grade steel to exceed 5% of total shipments for the first time since 2000.

For the quarter ended September 30, 2002, net sales were $1,117.6, a 16% increase over the $960.7 reported for the corresponding period in 2001. Steel Operations contributed $1,077.8 to total net sales in the third quarter of 2002, compared to $914.5 for the 2001 period. Steel Operations' sales increased by $62 to $721 per ton in the third quarter of 2002 compared to the prior year third quarter, primarily as a result of increased shipments to the automotive sector and higher spot market prices, partially offset by lower current year contract pricing. Total net sales for the first three quarters of 2002 and 2001 were $3,226.8 and $2,900.7, respectively, and Steel Operations sales for the same periods were $3,132.9 and $2,799.6, respectively. Each of these period-to-period increases reflects the strong sales volumes and improved spot-market pricing experienced in the current year, as price increases announced earlier in the year were achieved.

Third quarter 2002 operating profit was $56.8 compared to $23.4 for the corresponding period in 2001. Steel Operations operating profit for the same periods were $44.1 and $7.3, respectively. While scrap prices increased and employee benefit expenses were substantially higher in the third quarter of 2002 than in the same quarter in 2001, results in this period benefited from a solid product mix, strong automotive shipments, higher pricing and lower natural gas costs. The two quarterly periods are not wholly comparable because in 2002 the Company accelerated maintenance work into the first quarter, while in 2001 much of the annual maintenance work, including the periodic Ashland blast furnace outage, was performed in the third quarter during the annual automotive new model retooling outages. Consolidated operating profit for the nine months ended September 30, 2002, totaled $92.4 compared to $71.8 for the same period in 2001, while Steel Operations nine-month operating profit was $65.0 in 2002 and $41.0 in 2001. The nine-month 2002 results included a pretax benefit of $23.9 arising from insurance settlements entered into by the Company with certain of its insurance carriers, partially offset by an increase in environmental reserves. The settlement benefit is net of legal fees and expenses. The settlements cover certain past and future environmental and asbestos claims and/or liabilities and several insurance policies have been commuted as a result of these settlements. Excluding the insurance benefit, the slight unfavorable variance for the nine-month periods was primarily due to higher costs, including approximately $100.0 in increased pension and other postretirement benefit expenses. In addition, the nine-month operating profit in 2002 includes a scheduled maintenance outage at the Middletown Works blast furnace and other planned and unplanned maintenance work in the first quarter of the year totaling approximately $20.0. These higher costs were partially offset by lower natural gas costs, higher shipment volumes, higher automotive shipments and higher spot market pricing. The Company recognized $7.5 of LIFO expense within operating profit as a result of these net unfavorable changes to costs.

For the three and nine months ended September 30, 2002, Snow and Ice Control Products recorded operating profits of $10.4 and $21.0 on sales of $36.2 and $83.7, respectively. For the three and nine months ended September 30, 2001, this segment recorded operating profits of $14.1 and $25.1 on sales of $42.8 and $91.6, respectively. The unfavorable variances in each year over year comparison reflect lower shipments due to the very mild winter at the beginning of 2002, partially offset by continued strong truck sales in 2002.

In the first quarter of 2002, the Company liquidated all of the nearly 1.5 million shares of Anthem Inc. stock it had received in 2001 upon the demutualization of its primary healthcare insurance provider. The stock was sold for a total of $80.2 and the Company recorded a gain of $24.1, which is included in its results of operations for the nine months ended September 30, 2002.

On April 19, 2002, the Company completed the sale of its Sawhill Tubular division for approximately $67.6. The Company retained approximately $20.3 of Sawhill Tubular's current operating liabilities, which it settled in due course. The Company recorded a pretax loss on the sale of $10.6 ($6.4 after tax or $0.06 per share). From January 1 through April 19, 2002, Sawhill Tubular generated after-tax losses of $0.5. In the three and nine months ended September 30, 2001, Sawhill Tubular generated after-tax losses of $0.8 and $1.2, respectively.

On June 11, 2002, the Company issued and sold $550.0 of 7-3/4% Senior Notes Due 2012. Net of a discount and underwriting fees, the sale generated cash proceeds of $538.1. On July 11, 2002, these proceeds, along with cash on hand, were used to retire the Company's $550.0 of 9-1/8% Senior Notes Due 2006 at a total cost of $575.1, which included a redemption premium of $25.1. In the three and nine months ended September 30, 2002, the Company recognized a pretax loss of $31.7 ($19.9 after tax, or $0.18 per share) for the redemption of these notes.

The Company's net loss in the three months ended September 30, 2002 of $3.3, or $0.03 per share, compared to a third quarter 2001 net loss of $5.9, or $0.06 per share. Excluding the extraordinary $19.9 after-tax loss on early retirement of debt in 2002, the favorable variance reflected better pricing and lower natural gas costs, partially offset by higher income tax expense in the quarter. The Company recorded a net loss for the nine months ended September 30, 2002 of $12.7, or $0.12 per share, compared to a net loss of $16.0, or $0.16 per share, reported for the first nine months of 2001. The favorable variance was primarily due to higher spot market pricing, the insurance settlement benefit, the gain on the sale of Anthem stock, lower natural gas costs and higher shipment volumes, partially offset by losses on the sale of Sawhill and on the early retirement of debt, and higher pension and healthcare costs.

Outlook

The Company anticipates that total fourth quarter shipments will increase approximately 5% from third quarter levels, with continued solid performance in the automotive markets. Spot market pricing is expected to decline as a result of additional capacity entering the market. In addition, costs, particularly for purchased slabs and natural gas, are expected to increase. Overall, the Company expects fourth quarter operating profit, excluding the effects of an outside-the-corridor charge for pensions and other postretirement benefits, to be approximately $20 to $25 per ton. In the longer term, pricing related to annual and multi-year contracts currently being negotiated is expected to rise. Contract customers account for approximately 80% of Steel Operations' sales. Snow and Ice Control Product sales and income for the next quarter are expected to be approximately the same as the third quarter of this year.

Under its method of accounting for pension and other postretirement benefit plans, the Company recognizes into income, as a fourth quarter adjustment, any unrecognized actuarial net gains and losses that exceed 10% of the larger of projected benefit obligations or plan assets. Poor performance by the equity markets and declining interest rates are expected to generate actuarial net losses for the Company's pension plans in the current year. In addition, other postretirement benefit plans are expected to incur actuarial net losses resulting from rising healthcare costs and declining interest rates. The Company expects that most of the actuarial net losses generated in the current year would be recognized in a fourth quarter 2002 non-cash charge against operating results. Based on current estimates, the pension charge could have an after-tax effect of between $300.0 and $350.0, while the after-tax effect of the charge related to other postretirement benefits could be between $100.0 and $150.0. Under Internal Revenue Service funding regulations, the Company is not required to make a contribution to its pension funds until 2004, at the earliest. The amount of the required 2004 contribution, if any, depends on the investment performance of the pension funds and interest rate movements, among other things and, accordingly, the Company cannot reasonably estimate the amount at this time.

Liquidity and Capital Resources

The Company's liquidity needs are primarily for capital investments, working capital, employee benefit obligations and debt service. At September 30, 2002, the Company had $243.3 of cash and cash equivalents. In addition, the Company had $205.1 available for borrowings under its $300.0 accounts receivable purchase credit facility. At that date, there were no outstanding borrowings under the credit facility and availability was reduced primarily by outstanding letters of credit.

Cash generated by operations totaled $159.1 for the nine months ended September 30, 2002. The Company's reported loss of $12.7, after excluding depreciation and amortization expense of $177.8 and a non-cash income tax provision of $8.3, generated $173.4 in cash. In addition, as a result of a change in the tax law brought about by the Job Creation and Worker Assistance Act signed in the first quarter of 2002, the Company applied for, and received tax refunds totaling $51.5. The refunds reduced the Company's deferred tax asset but did not affect reported net income or loss. The Company made a $31.0 voluntary payment to its major pension plans during 2002; however, its pension and other postretirement benefit expense exceeded total payments in the period by $40.5. Working capital utilized cash of $117.4 during the period, including a $132.6 increase in accounts receivables, primarily resulting from higher steel sales in September 2002 compared to December 2001 and the normal seasonal increase in receivables by the Snow and Ice Control Products segment. The Company used $49.8 of cash to reduce accounts payable, primarily related to payments for slabs purchased in the fourth quarter of 2001 in preparation for the blast furnace outage at the Middletown Works earlier this year. The first quarter consumption of slabs during the maintenance outage and a reduction in raw materials inventory generated $64.4 of cash in the period.

During the nine months ended September 30, 2002, cash generated by investing activities totaled $35.4, including $62.8 of cash from the sale of Sawhill Tubular and $80.2 from the sale the Anthem Inc. stock. During the period, the Company used $44.2 to acquire a coating line and purchase other long term investments. Capital investments were $64.9 in the first nine months, with total capital investments for 2002 expected to approximate $105.0, which will be funded by existing cash balances and cash generated from operations.

During the nine months ended September 30, 2002, cash flows from financing activities used $55.3. In the second quarter of 2002, the Company issued and sold $550.0 of 7-3/4% Senior Notes Due 2012. The new debt issue generated cash proceeds of $538.1, net of a discount and underwriting fees. On July 11, 2002, these proceeds along with cash on hand, were used to redeem the Company's $550.0, 9-1/8% Senior Notes Due 2006 at a total cost of $575.1, which includes a redemption premium, recorded as an extraordinary loss, of $25.1. On September 30, 2002, the Company paid $0.9 of preferred stock dividends, representing all accrued but unpaid dividends on its $3.625 cumulative convertible preferred stock. Also on that date, the Company paid $13.1 to redeem and retire all of its outstanding preferred stock.

Dividends

Since the fourth quarter of 2001, a restrictive covenant contained in the instruments governing the Company's senior notes precluded the payment of dividends on either common or preferred stock. However, effective August 8, 2002, the Company received consents from the holders of its other outstanding senior notes to amend the covenant applicable to each of those notes to conform to the covenant applicable to its new 7-3/4% Senior Notes Due 2012. Subject to a formula that reflects cumulative earnings, the amended covenant allows the Company to resume payment of dividends, in the event the Board of Directors declares such dividends, and to redeem shares of its outstanding capital stock. In addition, the amended covenant permits the payment of up to $50.0 of dividends through June 30, 2004, without regard to cumulative earnings.

New Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards ("Statement") No. 142, "Goodwill and Other Intangible Assets," as of January 1, 2002. Statement No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed annually for impairment. During the second quarter, the Company completed this review as of January 1, 2002 and determined that no impairment was necessary.

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The statement rescinds or amends previous pronouncements related to extinguishment of debt, intangible assets of motor carriers and accounting for leases. The statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Generally, the statement applies to transactions occurring and financial statements issued after May 15, 2002. However, a provision requiring certain gains and losses from extinguishment of debt to be reclassified from extraordinary items is effective January 1, 2003. As a result, in 2003, the Company will reclassify the 2002 loss on retirement of debt to income from continuing operations. The Company does not believe adoption of Statement No. 145 will have a material effect on its financial statements.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Statement could have a material effect on the Company's financial statements to the extent that significant exit or disposal activities occur subsequent to adoption.

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

Item 4.    Controls and Procedures

With the participation of management, the Company's chief executive officer and its chief financial officer evaluated the Company's disclosure controls and procedures within 90 days of the filing of this quarterly report. Based upon this evaluation, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the reports that the Company files with the Securities and Exchange Commission.

There were no significant changes in the Company's internal controls or, to the knowledge of the Company's management, in other factors that could significantly affect these controls subsequent to the evaluation date.

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

In April 2000, a class action was filed in the United States District Court for the Southern District of Ohio by Bernard Fidel and others against AK Steel Holding Corporation and certain of its directors and officers, alleging material misstatements and omissions in public disclosure about its business and operations. In October 2000, the defendants filed a motion to dismiss the action. On September 27, 2002, the court issued a ruling denying that motion. The timeframe for discovery has not yet commenced and no trial date has been set. The defendants intend to contest this matter vigorously.

On February 27, 1995, the Ohio Environmental Protection Agency ("OEPA") issued a Notice of Violation with respect to the Zanesville Works alleging noncompliance with both a 1993 order and various state regulations regarding hazardous waste management. The Company continues to work with the OEPA and the Ohio Attorney General's Office to achieve final resolution of this matter. In addition, effective on October 9, 2002, AK Steel entered into an administrative consent order with the United States Environmental Protection Agency, Region 5 ("EPA") pursuant to Section 3013 of the Resource Conservation and Recovery Act. Pursuant to this order, the Company will investigate certain areas of the Zanesville Works.

On June 27, 2000, the EPA issued an Emergency Order pursuant to the Safe Drinking Water Act to AK Steel's Butler Works located in Butler, Pennsylvania concerning discharge of nitrate/nitrite compounds to the Connoquenessing Creek, an occasional water source for the Borough of Zelienople. On March 2, 2001, AK Steel entered in an agreed administrative order with the EPA calling for, among other things, a decrease in the levels of nitrates and nitrites in the treated water discharged to waters of the Commonwealth of Pennsylvania by AK Steel's Butler Works and for the provision of emergency drinking water for Zelienople during certain times when it must draw drinking water from the Connoquenessing Creek. AK Steel has taken the measures necessary to comply with that order.

On September 9, 2002, the Company entered into an Agreed Order with the Commonwealth of Kentucky for certain alleged air quality violations at the Ashland coke plant and west works. This order required the adoption of certain corrective action plans and the payment of a $175,000 penalty.

Item 6.    Exhibits and Reports on Form 8-K

           A. Exhibits. None.

           B. Reports on Form 8-K.

                               Item Reported                                           Date
                               -------------                                           ----
        Redemption of 9-1/8% Senior Notes Due 2006 ............................. July 12, 2002
        Press Release/Supplemental Financial Data .............................. July 19, 2002
        Commencement of Consent Solicitations Amending Debt Indentures ......... July 30, 2002
        Election of Eugene A. Renna to the Board of Directors .................. July 31, 2002
        Statements Under Oath by Richard M. Wardrop, Jr.
           and James L. Wainscott Filed ........................................ July 31, 2002
        Completion of Consent Solicitations .................................... August 13, 2002
        Acquisition of 60% of an Electrogalvanizing Facility ................... August 26, 2002
        Preferred Stock Dividends Declared/Preferred Stock to be Redeemed ...... September 3, 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the following duly authorized persons.

                               AK Steel Holding Corporation
                               -------------------------------------------------
                               (Registrant)


Date  November 5, 2002         /s/ James L. Wainscott
     ----------------------    -------------------------------------------------
                               James L. Wainscott
                               Senior Vice President and Chief Financial Officer
                               (and principal accounting officer)

                    CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER

I, Richard M. Wardrop, Jr., Chairman, Chief Executive Officer and President of AK Steel Holding Corporation (the "Company"), do hereby certify in accordance with 18 U.S.C.(S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge this Quarterly Report of the Company:

(1) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, 15 U.S.C. 78 m or 78o(d), and,
(2) the information contained in this periodic report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  November 5, 2002         /s/ Richard M. Wardrop, Jr.
       --------------------      -----------------------------------------------
                                 Richard M. Wardrop, Jr.,
                                 Chairman, Chief Executive Officer and President

I, Richard M. Wardrop, Jr., Chairman, Chief Executive Officer and President of AK Steel Holding Corporation (the "registrant"), certify that:

1. I have reviewed this quarterly report on Form 10-Q of AK Steel Holding Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrants' other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 5, 2002          /s/ Richard M. Wardrop, Jr.
      -----------------------    -----------------------------------------------
                                 Richard M. Wardrop, Jr.,
                                 Chairman, Chief Executive Officer and President

                    CERTIFICATIONS OF CHIEF FINANCIAL OFFICER

I, James L. Wainscott, Senior Vice President and Chief Financial Officer of AK Steel Holding Corporation (the "Company"), do hereby certify in accordance with 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge this Quarterly Report of the Company:

(1) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, 15 U.S.C. 78 m or 78o(d), and,
(2) the information contained in this periodic report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  November 5, 2002       /s/ James L. Wainscott
       ----------------------  -------------------------------------------------
                               James L. Wainscott,
                               Senior Vice President and Chief Financial Officer

I, James L. Wainscott, Senior Vice President and Chief Financial Officer of AK Steel Holding Corporation (the "registrant"), certify that:

1. I have reviewed this quarterly report on Form 10-Q of AK Steel Holding Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrants' other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 5, 2002       /s/ James L. Wainscott
       ---------------------   -------------------------------------------------
                               James L. Wainscott,
                               Senior Vice President and Chief Financial Officer