Form 10-K
period 2002-12-31
AK STEEL HOLDING CORP
filed 2003-03-21
CIK 918160

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002.

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File No. 1-13696.

AK STEEL HOLDING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	31-1401455
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

703 Curtis Street, Middletown, Ohio	45043
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (513) 425-5000.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock $.01 Par Value	New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes   X      No        .

Aggregate market value of the registrant’s voting stock held by non-affiliates at March 18, 2003: $469,646,060.

At March 18, 2003 there were 108,495,057 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant’s definitive proxy statement for the annual meeting of stockholders, (the “2003 Proxy Statement”), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2002.

AK Steel Holding Corporation

i

PART I

Item 1.     Business.

Operations

AK Steel Holding Corporation (“AK Holding”), through its wholly-owned subsidiary, AK Steel Corporation (“AK Steel” and, together with AK Holding, the “Company”), is a fully-integrated producer of flat-rolled carbon, stainless and electrical steels. Its operations include those previously conducted by Armco Inc. (“Armco”), which merged with and into AK Steel on September 30, 1999. Information about the Company, including recent filings with the Securities and Exchange Commission, is available free of charge on the Company’s website at www.aksteel.com.

AK Steel’s Steel Operations consist of seven steelmaking and finishing plants located in Indiana, Kentucky, Ohio and Pennsylvania that produce flat-rolled carbon steels, including premium quality coated, cold-rolled and hot-rolled products, and specialty stainless and electrical steels that are sold in slab, hot band, and sheet and strip form. The Steel Operations also include AK Tube, L.L.C., which further finishes flat rolled steel into welded steel tubing used in the automotive, large truck and construction markets, and European trading companies that buy and sell steel and steel products. AK Steel is registered under International Organization of Standardization (“ISO”) 9002, an international quality standard requiring a high level of quality control at all stages of manufacturing and service. AK Steel is also certified under QS 9000, which includes the ISO 9002 requirements as well as the quality requirements for internal and external suppliers of General Motors, Ford, DaimlerChrysler, various large truck manufacturers and other subscribing companies. In addition, AK Steel has received a number of awards for safety and all of its steel facilities have been awarded certificates of registration under ISO 14001, a set of voluntary standards that enable an organization to control the impact of its activities, products or services on the environment.

AK Steel’s Snow and Ice Control Products segment consists of its wholly-owned subsidiary, Douglas Dynamics, L.L.C., the largest North American manufacturer of snowplows, and salt and sand spreaders for four-wheel drive light trucks. From three plants, its products are sold under the brand names Western and Fisher through independent distributors in the United States and Canada.

AK Steel’s Other Operations consist of Greens Port Industrial Park on the Houston, Texas ship channel, which leases land, buildings and rail car storage facilities to third parties and operates a deep water loading dock on the channel.

Information about AK Steel’s Steel Operations, Snow and Ice Control Products segment and Other Operations is set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Note 8 to the Consolidated Financial Statements, which is set forth in Item 8.

On January 30, 2003, AK Steel entered into an asset purchase agreement with National Steel Corporation providing for the acquisition by AK Steel of substantially all of National’s assets. National has been operating as a debtor-in-possession under Chapter 11 of the Bankruptcy Code since March 6, 2002. The purchase price specified in the agreement is $1,125 million, of which $925 million is payable in cash and $200 million consists of certain assumed liabilities, primarily operating leases for steelmaking equipment. Pursuant to the agreement, AK Steel would not assume National’s pension obligations or other postretirement employee benefit liabilities, consisting primarily of healthcare liabilities. The agreement also contemplates the negotiation of a new contract with the United Steelworkers of America, which represents most of National’s hourly employees. The agreement is subject to various contingencies, including approval of the Bankruptcy Court following a formal auction, currently scheduled for early April 2003, at which competing bids could be submitted and considered in accordance with procedures established by the Bankruptcy Court. Additional information regarding the potential acquisition of National Steel is set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Customers

AK Steel’s flat-rolled carbon steel products are sold primarily to automotive manufacturers and to customers in the appliance, industrial machinery and equipment, and construction markets, consisting principally of manufacturers of home appliances, heating, ventilation and air conditioning equipment and lighting products. Hot-rolled, cold-rolled, and coated carbon steel products are also sold to distributors, service centers and converters who may further process these products or resell them without further processing.

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

In conducting its Steel Operations, AK Steel’s marketing efforts are principally directed toward those customers, such as automotive manufacturers, who require precise just-in-time delivery, technical support and the highest quality flat-rolled steel. Management believes that AK Steel’s enhanced product quality and delivery capabilities, and its emphasis on customer technical support and product planning, are critical factors in its ability to serve this segment of the market. The following table sets forth the percentage of the Steel Operations net sales attributable to various markets:

	Years Ended December 31,
	2000	2001	2002
Automotive	52%	57%	59%
Appliance, Industrial Machinery and Equipment, and Construction	24%	25%	22%
Distributors, Service Centers and Converters	24%	18%	19%

The Steel Operations segment is a major supplier to the domestic automotive industry, including those foreign manufacturers with plants in the United States. Shipments to General Motors, AK Steel’s largest customer, accounted for approximately 15%, 18% and 20% of Steel Operations net sales in 2000, 2001 and 2002, respectively. No other customer accounted for more than 10% of net sales for any of these years. AK Steel’s relationship with General Motors is solely that of a supplier in the ordinary course of business. If General Motors should elect to source more of its purchases of steel from other steel producers in the future, management believes that any material change in its purchases would need to be phased in over a multi-year period. Management further believes that such a decrease in sales to General Motors would be offset, to a material extent, by sales to new customers and increased sales to other existing customers. If, however, these expectations prove incorrect, the Company’s operating results could be materially adversely affected.

AK Steel is a party to contracts with all of its major automotive and most appliance industry customers with terms that range from one to four years. These contracts, which are typically finalized late in the year, set forth prices to be paid for each product category during each year of their term. Except for certain stainless steel agreements, which permit increased costs for nickel, chrome and molybdenum to be passed on to the customer, these contracts do not permit price adjustments to reflect changes in prevailing market conditions or energy and raw material costs. Approximately 80% of AK Steel’s sales of flat-rolled steel products in 2002 were made to contract customers with the balance being made in the spot market at prevailing prices at the time of sale.

Raw Materials

The principal raw materials required for AK Steel’s steel manufacturing operations are iron ore, coal, coke, electricity, natural gas, oxygen, chrome, nickel, silicon, molybdenum, zinc, limestone, carbon and stainless steel scrap, and other commodity materials. In addition, AK Steel routinely purchases between 10% and 15% of its carbon steel slab requirements from other steel producers, located primarily outside the United States, to supplement the production from its own steelmaking facilities. Most purchases of coal, iron ore and limestone, as well as transportation services, are made at negotiated prices under annual and multi-year agreements. Purchases of carbon steel slabs, carbon and stainless steel scrap, natural gas and other raw materials are made at prevailing market prices, which are subject to price fluctuations in accordance with supply and demand. AK Steel may enter into financial instruments designated as hedges of the purchases of natural gas and certain raw materials, the prices of which may be subject to volatile fluctuations from year to year. AK Steel believes that adequate sources of supply exist for all of its raw material and energy requirements.

Research and Development

AK Steel conducts a broad range of research and development activities aimed at improving existing products and manufacturing processes and developing new products and processes. Research and development costs incurred in 2000, 2001 and 2002 were $14.8 million, $13.4 million and $13.6 million, respectively.

Employees

As of December 31, 2002, AK Steel had approximately 10,300 employees. Approximately 7,400 employees at seven of AK Steel’s eleven plants are represented by international or independent labor unions, under various contracts that expire in the years 2004 through 2006. After a September 20, 2002 election, the National Labor Relations Board certified the United Auto Workers (“UAW”) as the collective bargaining representative for production and maintenance employees at AK Steel’s plant in Coshocton, Ohio. Negotiations on a contract began on October 30, 2002.

AK Steel’s Mansfield Works was one of the facilities owned and operated by Armco prior to its merger with AK Steel on September 30, 1999. On September 1, 1999, the contract between Armco and the United Steelworkers of America covering hourly workers at the Mansfield Works expired and the represented employees were locked out. The lock out continued until the fourth quarter of 2002. While there is no new contract between AK Steel and the union, in the first quarter of 2003, AK Steel began to call back represented employees on an orderly basis.

AK Steel received notice on March 5, 2003, that the National Labor Relations Board had certified the United Auto Workers as the collective bargaining representative for the salaried non-exempt production workers at AK Steel’s plant in Rockport, Indiana, following a February 25, 2003 election. No date has been set for commencement of negotiations on a collective bargaining agreement.

Competition

AK Steel is one of the largest steel producers in North America. AK Steel competes with domestic and foreign flat-rolled carbon, stainless and electrical steel producers (both integrated steel mills and mini-mills) and producers of plastics, aluminum and other materials that can be used in lieu of flat-rolled steels in manufactured products. Mini-mills generally offer a narrower range of products than integrated steel mills but can have some competitive cost advantages as a result of their different production processes and non-union work forces. Price, quality, on-time delivery and customer service are the primary competitive factors and vary in relative importance according to the category of product and customer requirements.

Domestic steel producers face significant competition from foreign producers who typically have lower labor costs. In addition, many foreign steel producers are owned, controlled or subsidized by their governments and their decisions with respect to production and sales may be influenced more by political and economic policy considerations than by prevailing market conditions. Imports of finished steel accounted for approximately 22% of domestic steel market demand in 2000, 20% in 2001 and 20% in 2002.

These competitive factors, along with the cyclical nature of and intense competition within the industry, have resulted in downward pressure on steel prices and have caused dozens of steel companies to seek protection under Chapter 11 of the U.S. Bankruptcy Code in the last few years. As a result, the industry has begun to consolidate, including the recent acquisition by International Steel Group of the assets of the former LTV Corporation and its proposed acquisition of Bethlehem Steel’s assets. As previously mentioned, AK Steel has entered into an agreement for the acquisition of the assets of National Steel, which are also being sought by at least one other competing bidder. These consolidating activities are expected to improve the competitive nature of the industry by creating larger, more cost competitive organizations.

In the first quarter of 2002, the U.S. government imposed temporary safeguard remedies on certain steel products that were the subject of U. S. International Trade Commission recommendations. Those remedies included a tariff rate quota on imported steel slabs, which are purchased by AK Steel to supplement its own production, and tariffs on various imported finished steel products, some of which are sold in competition with products manufactured and sold by AK Steel. The remedies are scheduled to be phased out after three years via reductions in the tariffs and increases in the quotas during the second and third years.

Environmental

Environmental Matters

Domestic steel producers, including AK Steel, are subject to stringent federal, state and local laws and regulations relating to the protection of human health and the environment. Over the past three years, AK Steel has expended the following for environmental related capital investments and environmental compliance costs:

	Years Ended December 31,
	2000	2001	2002
	(in millions)
Environmental related capital investments	$10.1	$18.8	$6.0
Environmental compliance costs	93.5	99.5	100.4

Except as expressly noted below, management does not anticipate any material impact on AK Steel’s recurring operating costs or future profitability as a result of its compliance with current environmental regulations. Moreover, because all domestic steel producers operate under the same set of federal environmental regulations, management believes that AK Steel is not competitively disadvantaged by its need to comply with these regulations.

The Company understands that the EPA has completed preparation of the language for its final “MACT” (maximum achievable control technology) rules for integrated iron and steel manufacturing facilities and intends to publish those final rules in the Federal Register in March 2003. Pursuant to these rules, any existing affected source must have pollution control equipment necessary to comply with the MACT rules installed and operating within three years after publication of the rules. The Company is in the process of planning and preparing for the timely installation of the necessary pollution control equipment to comply with the new MACT rules. The Company anticipates that the three-year cost, primarily capital investment, of such compliance will be a total of approximately $80 million.

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

Pursuant to the Resource Conservation and Recovery Act (“RCRA”), which governs the treatment, handling and disposal of hazardous waste, the United States Environmental Protection Agency (“EPA”) and authorized state environmental agencies may conduct inspections of RCRA regulated facilities to identify areas where there have been releases of hazardous waste or hazardous constituents into the environment and may order the facilities to take corrective action to remediate such releases. AK Steel’s major steelmaking facilities are subject to RCRA inspections by environmental regulators. While AK Steel cannot predict the future actions of these regulators, the potential exists for required corrective action at these facilities.

Under authority conferred by the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the EPA and state environmental authorities have conducted site investigations at certain of AK Steel’s facilities, portions of which previously had been used for disposal of materials that are currently subject to regulation. While the results of these investigations are still pending, AK Steel could be directed to expend funds for remedial activities at the former disposal areas. Because of the uncertain status of these investigations, however, management cannot predict whether or when such expenditures might be required or their magnitude.

On July 27, 2001, AK Steel received a Special Notice Letter from the EPA requesting that AK Steel agree to conduct a Remedial Investigation/Feasibility Study (“RI/FS”) and enter into an administrative order on consent pursuant to Section 122 of CERCLA regarding the former Hamilton Plant located in New Miami, Ohio. The Hamilton Plant is no longer an operating steel mill, having ceased operations in 1990, and all of its former structures have been demolished and removed. While AK Steel does not believe that a site-wide RI/FS is necessary or appropriate at this time, in April 2002, AK Steel entered into a mutually agreed-upon administrative order on consent to perform such an investigation and study of the Hamilton Plant site. The Company has accrued the projected cost of the study at the Hamilton Plant of $1 million and the study is projected to take approximately five years to complete.

Environmental Proceedings

Federal regulations promulgated pursuant to the Clean Water Act impose categorical pretreatment limits on the concentrations of various constituents in coke plant wastewater prior to discharge into publicly owned treatment works (“POTW”). Due to concentrations of ammonia and phenol in excess of these limits in wastewater from the Middletown Works, AK Steel, through the Middletown POTW, petitioned the EPA for “removal credits,” a type of compliance exemption, based on the Middletown POTW’s satisfactory treatment of the wastewater for ammonia and phenol. The EPA declined to review the petition on the grounds that it had not yet promulgated new sludge management rules. AK Steel thereupon sought and obtained from the United States District Court for the Southern District of Ohio an injunction prohibiting the EPA from instituting enforcement action against AK Steel for noncompliance with the pretreatment limitations, pending the EPA’s promulgation of the applicable sludge management regulations. Management is unable to predict the outcome of this matter. However, if the EPA eventually refuses to grant the petition for removal credits, AK Steel could incur additional costs to construct pretreatment facilities at the Middletown Works.

On February 27, 1995, the Ohio Environmental Protection Agency (“OEPA”) issued a Notice of Violation with respect to the Zanesville Works alleging noncompliance with both a 1993 order and various state regulations regarding hazardous waste management. AK Steel is continuing to work with the OEPA and the Ohio Attorney General’s Office to achieve final resolution of this matter. In addition, on October 9, 2002, AK Steel entered into an administrative consent order with the EPA Region 5 pursuant to Section 3013 of the RCRA. Pursuant to this consensual order, AK Steel agreed to investigate certain areas of the Zanesville Works. AK Steel and the EPA are still discussing the scope of that investigation.

On June 29, 2000, the United States filed a complaint on behalf of the EPA against AK Steel in the U.S. District Court for the Southern District of Ohio (the “Federal Action”) for alleged violations of the Clean

Air Act, the Clean Water Act and the RCRA. On the same date, AK Steel filed a Verified Complaint for Declaratory and Injunctive Relief in the Court of Common Pleas for Butler County, Ohio (the “State Action”) against the State of Ohio and the OEPA seeking a declaration that, among other things, (a) AK Steel is in compliance with its operating permits for the blast furnace and basic oxygen furnaces at its Middletown Works, which would preclude the State of Ohio and the OEPA from taking any action to order or enforce obligations on AK Steel with respect to those facilities, and (b) that any emissions from the Middletown Works do not cause, or otherwise contribute to, a public nuisance. On June 30, 2000, the State of Ohio moved to intervene in the Federal Action. On August 17, 2000, the EPA issued an order to AK Steel pursuant of Section 7003 of the RCRA requiring it to investigate and remediate alleged polychlorinated biphenyls (“PCBs”) and polycyclic aromatic hydrocarbons (“PAHs”) in Monroe Ditch and Dick’s Creek, which are located on and adjacent to the Middletown Works. AK Steel appealed the EPA’s order to the U.S. District Court for the Southern District of Ohio, where it was consolidated with the Federal Action. On March 29, 2001, the U.S. District Court ruled that the State of Ohio could conditionally intervene in the Federal Action. Subsequently, Ohio filed a conditional complaint, which included various environmental claims, including seven air pollution claims. On May 9, 2001, AK Steel moved to dismiss all of Ohio’s claims in the Federal Action. On July 27, 2001, the Court of Common Pleas in the State Action declared null and void two Notices of Violation issued by the OEPA upon which certain of the air pollution claims of the EPA and State of Ohio in the Federal Action were predicated. Subsequently, the court held that that effectively concluded the State Action. AK Steel appealed that holding to the 12th District Court of Appeals in Butler County, Ohio. This appeal has been fully briefed. AK Steel is awaiting a decision from the 12th District Court of Appeals. On October 17, 2001, the OEPA issued purported Final Findings and Orders (“FF&Os”) to AK Steel containing allegations that were similar to those set forth in the two original Notices of Violation that had been declared null and void in the State Action. At the same time, the State of Ohio moved to amend its conditional complaint in the Federal Action to withdraw four of its air pollution claims, which were predicated on the two original Notices of Violation that were declared null and void. On September 27, 2001, the U.S. District Court dismissed with prejudice the EPA’s air pollution claim, which had been predicated on the two voided Notices of Violation letters. In addition, on December 19, 2001, the U.S. District Court stayed the remaining three air pollution claims of the OEPA in the Federal Action pending resolution of AK Steel’s related administrative appeal to the Ohio Environmental Review Appeals Commission addressing the newly issued OEPA FF&Os. On January 3, 2003, the U.S. District Court granted AK Steel’s motion to dismiss as to six of the seven OEPA air pollution claims, but denied AK Steel’s motion with regard to the OEPA’s remaining claims in the Federal Action. On January 3, 2003, the U.S. District Court also denied Ohio’s motion for leave to file a second amended complaint to reassert certain air pollution claims against AK Steel based upon the OEPA’s October 17, 2001, FF&Os. Also on January 3, 2003, the U.S. District Court allowed the Sierra Club and the National Resources Defense Council to intervene in the Federal Action. Their complaint is virtually identical to the complaint filed by the United States on June 29, 2000. On January 17, 2003, the EPA withdrew its administrative order issued to AK Steel under Section 7003 of the RCRA regarding the investigation and remediation of alleged PCBs and PAHs in Monroe Ditch and Dick’s Creek. Discovery has commenced, but no trial date has yet been set in the Federal Action. AK Steel is vigorously contesting all of the remaining claims. If the plaintiffs are ever completely successful in obtaining the relief they have sought in the Federal Action with respect to the air pollution claims, it could result in significant penalties and require a substantial capital investment to install interim pollution control equipment on the blast furnace and basic oxygen furnaces at the Middletown Works under current state pollution control regulations before certain proposed new federal regulations are made final. Once those proposed new federal regulations become final, AK Steel could then be required to make another substantial capital investment to replace the interim pollution control equipment. Under those circumstances, AK Steel may conclude that it is more cost-effective to purchase slabs than to make them at the Middletown Works and may elect to shut down the hot end facilities of the Middletown Works. If the EPA and OEPA are completely successful in obtaining the relief they seek in the Federal Action with respect to their water and/or RCRA claims, it could result in substantial penalties and an order requiring AK Steel to investigate and remediate alleged PCBs and PAHs in Monroe Ditch and Dick’s Creek and/or other alleged hazardous constituents at the Middletown Works. At this time, AK Steel is unable to estimate the cost of an adverse outcome related to the air pollution, water pollution or RCRA claims or the potential cost of a shutdown of the hot end of the Middletown Works.

On September 30, 1998, Armco received an order from the EPA under Section 3013 of RCRA requiring it to develop a plan for investigation of eight areas of the Mansfield Works that allegedly could be sources of contamination. A site investigation began in November 2000 and is continuing. The Company has accrued the projected cost of the study at the Mansfield Works of approximately $1.4 million and the study is projected to take approximately five years to complete.

On June 27, 2000, the EPA issued an Emergency Order pursuant to the Safe Drinking Water Act to AK Steel’s Butler Works located in Butler, Pennsylvania concerning discharge of nitrate/nitrite compounds to the Connoquenessing Creek, an occasional water source for the Borough of Zelienople. On March 2, 2001, AK Steel entered in an agreed administrative order with the EPA calling for, among other things, a decrease in the levels of nitrates and nitrites in the treated water discharged to waters of the Commonwealth of Pennsylvania by AK Steel’s Butler Works and for the provision of emergency drinking water for Zelienople during certain times when it must draw drinking water from the Connoquenessing Creek. AK Steel has taken the measures necessary to comply with that order.

On September 9, 2002, AK Steel entered into an Agreed Order with the Commonwealth of Kentucky for certain alleged air quality violations at its plant in Ashland, Kentucky. This order required the adoption of certain corrective action plans and the payment of a $175,000 penalty. AK Steel has completed all requirements necessary to comply with that order.

On December 17, 2002, AK Steel entered into an agreed order with the Indiana Department of Environmental Management for alleged violations concerning certain initial air emissions tests associated with the start-up of Rockport Works. This order requires the implementation of certain supplemental environmental projects and the payment of a $5,880 penalty. The penalty has been paid and it is anticipated that the supplemental environmental projects will be completed in 2003.

In addition to the foregoing matters, the Company is or may be involved in proceedings with various regulatory authorities that may require the Company to pay fines, comply with more rigorous standards or other requirements or incur capital and operating expenses for environmental compliance. Except to the limited extent noted above with respect to the claims in the Federal Action, management believes that the ultimate disposition of the foregoing proceedings will not have, individually or in the aggregate, a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

Item 2.     Properties.

The Company’s corporate headquarters are located in Middletown, Ohio. Steelmaking and finishing operations are conducted at eight facilities located in Indiana, Kentucky, Ohio and Pennsylvania. Three fabricating plants are located in Wisconsin, Maine and Tennessee, and an industrial park is located in Texas. All of these facilities are owned by the Company either directly or through wholly-owned subsidiaries.

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

AK Tube, L.L.C. located in Ohio operates five electric resistance weld tube mills, two slitters, two cut-to-length machines and various other processing equipment housed in a 330,000 square foot facility.

Douglas Dynamics, L.L.C. manufactures snow and ice control products at three plants located in Maine, Tennessee and Wisconsin. The plants are equipped to machine, fabricate, weld, finish and assemble components for snowplows and salt and sand spreaders.

Greens Port Industrial Park, located on approximately 650 acres on the Houston, Texas ship channel, consists of land, buildings, rail car storage facilities and a deep water loading dock.

Item 3.     Legal Proceedings.

In addition to the environmental matters discussed in Item 1 and the items discussed below, there are various claims pending against the Company and its subsidiaries involving product liability, commercial, reinsurance and insurance arrangements, antitrust, patent, employee benefits and other matters arising in the ordinary course of business. Except to the limited extent noted above in Item 1 with respect to the claims in the Federal Action, in management’s opinion, the ultimate liability resulting from all of these claims, individually and in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

On June 26, 2002, seventeen individuals filed a purported class action against AK Steel in the United States District Court for the Southern District of Ohio, Case No. C-1-02-467. The complaint alleges that the Company discriminates against African-Americans in its hiring practices and that the Company discriminates against all of its employees by preventing its employees from working in a racially integrated environment free from racial discrimination. The complaint seeks various forms of declaratory, injunctive and unspecified monetary relief (including back pay, front pay, lost benefits, lost seniority and punitive damages) for the named plaintiffs and the other members of their alleged class. AK Steel has answered the complaint, moved to dismiss some of the claims and moved for summary judgment as to other claims. The Company continues to contest this matter vigorously.

On June 13, 2002, oral arguments were presented on the Objections to the Special Master’s Recommendations in the case of AK Steel Corporation v. Sollac, S.A., et al., Case Nos. C-1-98-690, -804, United States District Court for the Southern District of Ohio (the “Patent Case”). The Patent Case involves issues of infringement, validity and enforceability of six U.S. patents owned by AK Steel that relate to aluminized stainless steel. AK Steel is seeking injunctive relief and monetary damages for infringement of the aluminized stainless steel patents. The Special Master recommended that the Court find certain claims of the patents were valid and that the Defendants did not infringe upon these valid claims. The Special Master also recommended that certain claims of the patents were not valid for lack of enablement. On July 30, 2002, the Trial Court adopted the Special Master’s Recommendations in the Patent Case. On October 24, 2002, AK Steel filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit, cases Nos. 03-1074, -1075, -1085, and -1086. On November 7, 2002, the Defendants filed their Notice of Conditional Cross Appeal. AK Steel served its Appellate Brief on January 13, 2003. Defendant’s Brief is due forty days thereafter. There are two related cases in which the Defendants in the Patent Case are asserting antitrust claims against the Company. Those cases are Sollac, S.A., et al., v. AK Steel Corporation, Case No. C-1-00-619, United States District Court for the Southern District of Ohio (the “U.S. Case”) and Ugine, S.A., et al. v. AK Steel Corporation, Case No. T-1385-01, Federal Court of Canada (the “Canadian Case”). The Canadian case presents issues of infringement, validity and disparagement related to three Canadian patents owned by AK Steel. The Plaintiffs in the U.S. Case allege that AK Steel has unlawfully monopolized the aluminized stainless steel market. Discovery is underway and trial is currently scheduled to begin on January 5, 2004 in the U.S. Case. No trial date yet has been set in the other cases. The Company continues to vigorously contest all of these claims.

In April 2000, a class action was filed in the United States District Court for the Southern District of Ohio by Bernard Fidel and others against AK Steel Holding Corporation and certain of its directors and officers, alleging material misstatements and omissions in the Company’s public disclosure about its business and operations. On September 27, 2002, the court issued a ruling denying a motion the Company had filed to dismiss the action. Discovery has commenced and trial currently is scheduled to commence in March 2005. The Company is contesting this matter vigorously.

As of December 31, 2002, the Company is named as a defendant in approximately 250 lawsuits alleging personal injury as a result of exposure to asbestos. The majority of these suits have been filed in Texas on behalf of people who claim to have been exposed while visiting the premises of a former Armco facility in Houston that has been closed since 1984. Most of these lawsuits do not include a specific dollar claim for damages and many include a number of plaintiffs and multiple defendants. Specific dollar claims for damages have been asserted in only 58 cases, involving over 3,400 named defendants (in addition to the Company) and a total of 241 plaintiffs. A total of 13 cases involve claims of $200,000 or less, 11cases involve claims between $200,000 and $5 million, 31 cases involve claims of $15 million, two cases involve claims of $20 million and one case sets forth a claim of $50 million. In all but four cases, each involving a claim of less than $200,000, the amount claimed is for compensatory damages and a separate claim in an equal amount is asserted for punitive damages. Most claimants fail to allocate their alleged claims of liability among the various named defendants. It has been the Company’s experience, however, that, as a result of discovery, only a small percentage of claimants ultimately identify AK Steel as a defendant from whom they are actually seeking damages and most of these claims ultimately are either dismissed or settled for a small fraction of the damages initially claimed. For example, during 2001, the Company disposed of 26 claims either through dismissal or settlement, with total settlement payments of approximately $300,000. During 2002, the Company disposed of 54 claims with total settlement payments of less than $100,000. Since the beginning of 1990, the Company has disposed of a total of 269 claims with total settlement payments of approximately $2 million and has not experienced a significant increase in the cost of settlement during this period. In addition, only one case against AK Steel has ever proceeded to trial and that case concluded with a verdict for the defense. The Company intends to continue its practice of vigorously defending these cases. Based upon its present knowledge, and the factors set forth above, the Company believes it is unlikely that the resolution of these claims in the aggregate will have a material adverse effect on its results of operations, cash flows or financial condition. However, predictions as to the outcome of pending litigation, particularly claims alleging asbestos exposure, are subject to substantial uncertainties. These uncertainties include (1) the significantly variable rate at which new claims may be filed, (2) the impact of bankruptcies of other companies currently or historically defending asbestos claims, (3) the uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, (4) the type and severity of the disease alleged to be suffered by each claimant, and (5) the potential for enactment of legislation affecting asbestos litigation.

On January 2, 2002, John D. West, a former employee, filed a purported class action in the United States District Court for the Southern District of Ohio against the AK Steel Corporation Retirement Accumulation Pension Plan, or AK RAPP, and the AK Steel Corporation Benefit Plans Administrative Committee, or AK BPAC, claiming that the method used under the AK RAPP to determine lump sum distributions does not comply with the Employment Retirement Income Security Act of 1974 and results in underpayment of benefits to putative class members. The AK RAPP is the cash balance plan component of the AK Steel Noncontributory Pension Plan, or AK NCPP. The AK NCPP provides that the Company will indemnify members of AK BPAC from any liability and expense incurred by reason of serving as a member of AK BPAC. On May 1, 2002, plaintiff moved for certification of a class consisting of all employees covered by the AK RAPP who terminated employment with AK Steel or its predecessors since January 1, 1995 and who received some or all of their AK RAPP benefits in the form of a lump sum payment. On July 22, 2002, defendants opposed the motion for class certification and also moved for entry of judgment that plaintiff’s claim is time barred. Neither of these motions has been ruled upon. Discovery was completed in December 2002, and motions for summary judgment on the merits will be filed by both parties in the spring of 2003. No trial date has been set, but the parties have been instructed by the Court to be prepared for trial beginning in or after July 2003. The defendants are contesting this matter vigorously.

On December 6, 2002, General Motors Corporation filed an action against AK Steel in the Circuit Court for the County of Oakland, Michigan, Case No. 02-045894-CK (the “Michigan Action”). The complaint in the Michigan Action arises from a long-term supply contract between General Motors and AK Steel. General Motors alleges that AK Steel has threatened to stop supplying steel to General Motors under the contract and seeks an injunction compelling AK Steel to continue to perform under the contract. The complaint further seeks declaratory relief and unspecified damages arising from the alleged threats by AK Steel to stop shipping under the contract. AK Steel has moved to dismiss the action on the ground, among others, that the letters attached to the complaint do not include threats of cutting off shipments and, in fact, clearly state that AK Steel fully intends to perform all of its legal obligations under the contract. Discovery has not yet commenced in the Michigan Action. On December 17, 2002, AK Steel filed an action against General Motors in the Court of Common Pleas, Butler County, Ohio, Case No. CV2002-12-3291 (the “Ohio Action”). The complaint in the Ohio Action alleges that General Motors has breached the parties’ supply contract by refusing to make equitable adjustments in pricing to reimburse AK Steel for increased costs it incurred as a result of changes imposed by General Motors in the scope of work required under the contract. The complaint seeks monetary damages and declaratory relief. Discovery has commenced, but no trial date has been set. General Motors recently moved to dismiss the complaint and to stay discovery in the Ohio Action. AK Steel is contesting this matter vigorously.

Item 4.     Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

Executive Officers

The following table sets forth the name, age and principal position with the Company of each of its executive officers as of March 18, 2003:

Name	Age	Positions with the Company
Richard M.Wardrop, Jr.	57	Chairman and Chief Executive Officer
John G. Hritz	48	President
Michael T. Adams	45	Senior Vice President
James L. Wainscott	45	Senior Vice President and Chief Financial Officer
James M. Banker	46	Vice President, Sales and Marketing
Michael P. Christy	46	Vice President, Purchasing and Transportation
Thomas C. Graham, Jr.	48	Vice President, Research and Engineering
Brenda S. Harmon	51	Vice President, Human Resources and Secretary
J. Theodore Holmes	58	Vice President, Customer Service
David C. Horn	51	Vice President and General Counsel
Alan H. McCoy	51	Vice President, Public Affairs
Ernest E. Rummler	52	Vice President, Manufacturing Planning & Steel Sourcing
James W. Stanley	58	Vice President, Safety and Health

Richard M. Wardrop, Jr. has been Chairman of the Board since January 1997. Mr. Wardrop served as the Company’s President from April 1994 until March 1997 and again from March 2002 until January 2003. He has been a director since March 1995 and Chief Executive Officer since May 1995.

John G. Hritz was elected President in January 2003. Mr. Hritz served as Executive Vice President from January 1999 until January 2003, Senior Vice President from May 1998 until January 1999 and Vice President from August 1996 until May 1998. He also served as General Counsel from August 1996 until April 2001, and Corporate Secretary from August 1996 until January 1999.

Michael T. Adams was named Senior Vice President effective January 2003, with responsibility for commercial and manufacturing. Mr. Adams served as Vice President, Sales and Marketing from December 2000 until January 2003 and Vice President, Manufacturing from July 1998 until December 2000. From October 1995 until July 1998, he served as General Manager, Manufacturing of the Company’s Middletown Works.

James L. Wainscott has been the Company’s Chief Financial Officer since July 1998 and served as its Treasurer from April 1995 until April 2001. Mr. Wainscott was elected Senior Vice President in January 2000, having previously served as a Vice President from April 1995 until January 2000. In addition to his responsibilities for the finance function, Mr. Wainscott is responsible for the Company’s quality, research and development, engineering, purchasing, transportation, and information technology functions. In addition, he is responsible for the operations of AK Tube, L.L.C.

James M. Banker was elected Vice President, Sales and Marketing in January 2003 after serving as Vice President, Operations from December 2000 until that date. From May 1999 until December 2000 he served as Vice President, Sales and Marketing. From April 1992 to May 1999, Mr. Banker was General Manager, Sales for the Company.

Michael P. Christy has been Vice President, Purchasing and Transportation since November 1998. From January 1998 until that date, Mr. Christy had been Vice President, Purchasing and Financial Analysis. Mr. Christy was named Director, Purchasing and Financial Analysis in May 1997.

Thomas C. Graham, Jr. has been Vice President, Engineering since July 2002. Mr. Graham served as Vice President, Research and Engineering from June 1996 until July 2002.

Brenda S. Harmon has been Vice President, Human Resources since January 1998. She assumed the additional responsibilities of Secretary for the corporation in March 1999. Mrs. Harmon had been General Manager, Human Resources since September 1996.

J. Theodore Holmes was elected Vice President, Customer Service in January 2000. From May 1999 until that date, Mr. Holmes was Director, Customer Service. Mr. Holmes was Director, Customer Service & Product Administration from August 1998 to May 1999 and General Manager, Manufacturing Planning from July 1997 to August 1998.

David C. Horn was elected Vice President and General Counsel in April 2001. Before joining AK Steel as Assistant General Counsel in December 2000, Mr. Horn was a partner in the Cincinnati-based law firm now known as Frost Brown Todd LLC.

Alan H. McCoy has been Vice President, Public Affairs since January 1997.

Ernest E. Rummler was elected Vice President, Manufacturing Planning & Steel Sourcing in January 2000. From August 1998 until that date, Mr. Rummler served as Director, Manufacturing Planning & Steel Sourcing. From July 1997 until August 1998, Mr. Rummler was General Manager, Customer Service.

James W. Stanley has been Vice President, Safety and Health since January 1996.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters.

AK Holding’s common stock has been listed on the New York Stock Exchange since April 5, 1995 (symbol: AKS). The table below sets forth, for the calendar quarters indicated, the reported high and low sales prices of the common stock:

2001	High	Low
First Quarter	$10.50	$8.43
Second Quarter	$15.00	$9.40
Third Quarter	$14.03	$7.50
Fourth Quarter	$12.70	$8.30

2002	High	Low
First Quarter	$14.46	$11.01
Second Quarter	$14.85	$11.50
Third Quarter	$12.75	$7.00
Fourth Quarter	$8.50	$6.45

As of March 18, 2003 there were 108,495,057 shares of common stock outstanding and held of record by 12,495 stockholders. Because depositories, brokers and other nominees held many of these shares, the number of record holders is not representative of the number of beneficial holders.

On September 30, 2002, the Company redeemed and retired all outstanding shares of its $3.625 cumulative convertible preferred stock after declaring and paying all current and accrued dividends then outstanding.

A quarterly common stock dividend of $0.0625 was paid in each of the first two quarters of 2001 but no further dividends on the common stock have been declared or paid thereafter. The payment of cash dividends is subject to a restrictive covenant contained in the instruments governing most of the Company’s outstanding senior notes. Effective August 8, 2002, the covenant allows the payment of dividends, if declared by the Board of Directors, and the redemption or purchase of shares of its outstanding capital stock, subject to a formula that reflects cumulative net earnings. In addition, the covenant permits the payment of up to $50 million of dividends through June 30, 2004, without regard to cumulative net earnings.

Item 6.     Selected Financial Data.

The following selected historical consolidated financial data for each of the five years in the period ended December 31, 2002 have been derived from the Company’s audited consolidated financial statements after giving effect to the merger of Armco with and into AK Steel (See Note 1 below). The Company sold its Sawhill Tubular division on April 19, 2002. The results of Sawhill Tubular have been classified as discontinued operations. The selected historical consolidated financial data presented herein are qualified in their entirety by, and should be read in conjunction with, the consolidated financial statements of the Company set forth in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) set forth in Item 7.

	Years Ended December 31,
	1998	1999	2000	2001	2002
	(dollars in millions, except per share data)
Statement of Operations Data: (1)
Net sales	$3,903.6	$4,184.8	$4,403.7	$3,833.4	$4,289.0
Cost of products sold (exclusive of items below)	3,117.4	3,334.3	3,577.7	3,225.5	3,689.4
Selling and administrative expenses	267.8	299.9	257.9	257.6	268.8
Depreciation	156.7	206.1	227.3	225.8	225.4
Special charges and unusual items:
Costs related to the merger with Armco Inc. (2)	—	99.7	—	—	—
Pension and other postretirement benefits charge (3)	—	—	—	192.2	816.8
Stock received in insurance demutualization (4)	—	—	—	(49.9)	—
Insurance settlement (4)	—	—	—	—	(23.9)
Impairment of equity investment (4)	—	—	—	—	10.9

Total operating costs	3,541.9	3,940.0	4,062.9	3,851.2	4,987.4

Operating profit (loss)	361.7	244.8	340.8	(17.8)	(698.4)
Interest expense	84.9	123.7	136.1	133.1	128.3
Gain on sale of Anthem stock (4)	—	—	—	—	24.1
Other income (expense)	30.1	20.8	7.9	6.1	(0.3)

Income (loss) before income tax and minority interest	306.9	141.9	212.6	(144.8)	(802.9)
Income tax provision (benefit)	104.5	63.9	78.6	(53.6)	(327.3)
Minority interest	8.1	6.7	—	—	—

Income (loss) from continuing operations	194.3	71.3	134.0	(91.2)	(475.6)
Income (loss) from discontinued operations	1.5	7.5	(1.6)	(1.2)	(6.9)

Income (loss) before extraordinary item and cumulative effect of an accounting change	195.8	78.8	132.4	(92.4)	(482.5)
Extraordinary loss on retirement of debt	—	13.4	—	—	19.9
Cumulative effect of a change in accounting (5)	133.9	—	—	—	—

Net income (loss)	$329.7	$65.4	$132.4	$(92.4)	$(502.4)

Basic earnings per share:
Income (loss) from continuing operations	$1.85	$0.62	$1.21	$(0.86)	$(4.42)
Income (loss) from discontinued operations	0.01	0.07	(0.01)	(0.01)	(0.06)
Extraordinary loss on retirement of debt	—	0.13	—	—	0.19
Cumulative effect of a change in accounting	1.33	—	—	—	—

Net income (loss)	$3.19	$0.56	$1.20	$(0.87)	$(4.67)

Diluted earnings per share:
Income (loss) from continuing operations	$1.81	$0.62	$1.21	$(0.86)	$(4.42)
Income (loss) from discontinued operations	0.01	0.07	(0.01)	(0.01)	(0.06)
Extraordinary loss on retirement of debt	—	0.13	—	—	0.19
Cumulative effect of a change in accounting	1.24	—	—	—	—

Net income (loss)	$3.06	$0.56	$1.20	$(0.87)	$(4.67)

Cash dividends per common share	$0.50	$0.50	$0.50	$0.125	$—

	As of December 31,
	1998	1999	2000	2001	2002
Balance Sheet Data: (1)
Cash, cash equivalents and short-term investments	$353.7	$54.4	$86.8	$101.0	$282.5
Working capital	576.1	564.5	631.5	593.4	839.4
Total assets	5,279.2	5,227.1	5,239.8	5,225.8	5,399.7
Current portion of long-term debt	116.9	5.9	63.2	78.0	62.5
Long-term debt (excluding current portion)	1,395.7	1,451.0	1,387.6	1,324.5	1,259.9
Current portion of pension and postretirement benefit obligations	65.5	68.8	66.6	68.3	102.2
Long-term pension and postretirement benefit obligations (excluding current portion)	1,416.5	1,416.3	1,420.2	1,740.1	2,584.8
Stockholders’ equity	1,262.7	1,277.8	1,319.3	1,033.3	529.3

(1)	Armco was merged with and into AK Steel on September 30, 1999 in a transaction accounted for as a pooling of interests. Accordingly, except with respect to cash dividends per common share, these consolidated financial data reflect the Company’s results and financial position as if Armco and AK Steel had been combined for all periods presented.
(2)	The 1999 special charge relates to expenses incurred as a result of the merger with Armco.
(3)	Under its method of accounting for pensions and other postretirement benefits, the Company recorded fourth quarter corridor charges in 2001 and 2002. See Item 7 MD&A and Note 1 to the consolidated financial statements.
(4)	In 2001, the Company received a distribution of shares from its primary health insurance provider upon the demutualization of that company and, in 2002, recorded a gain on the sale of those shares. In addition, in 2002, the Company recorded a gain on the insurance settlement of certain asbestos and environmental claims and recognized a loss on the impairment of an equity investment. See Item 7 MD&A and Note 9 to the consolidated financial statements.
(5)	The 1998 cumulative effect of a change in accounting relates to a change in the Company’s accounting for pensions and other postretirement benefits.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Dollars in millions, except per share and per ton amounts)

Operations Overview

AK Steel’s Steel Operations consist of seven steelmaking and finishing plants that produce flat-rolled carbon steels, including premium quality coated, cold-rolled and hot-rolled products, and specialty stainless and electrical steels that are sold in slab, hot band, sheet and strip. These products are sold primarily to the domestic automotive, appliance, industrial machinery and equipment, and construction markets, as well as to distributors, service centers and converters. Steel Operations also include AK Tube, L.L.C., which further finishes flat rolled steel into welded steel tubing, and European trading companies that buy and sell steel and steel products. The Snow and Ice Control Products segment consists of the operations of Douglas Dynamics, L.L.C., the largest North American manufacturer of snowplows and salt and sand spreaders for four-wheel drive light trucks. The Company’s other operations consist of Greens Port Industrial Park on the Houston, Texas ship channel.

On April 19, 2002, the Company completed the sale of Sawhill Tubular. For all periods presented, the results of Sawhill Tubular are classified as discontinued operations.

2002 Compared to 2001

Total steel shipments for the twelve months ended December 31, 2002 and 2001 were 5,803,700 tons and 5,618,300 tons, respectively. Steel shipments increased primarily due to record automotive shipments and, to a lesser extent, the addition of AK Tube, which was acquired in the third quarter of 2001. Value-added products comprised over 92% of total 2002 shipments, compared to approximately 93% in 2001. Shipments of hot-rolled products increased in the second half of 2002 as the Company took advantage of attractive spot market pricing for this commodity grade steel.

Net sales in 2002 were $4,289.0, a nearly 12% increase over the $3,833.4 reported in 2001. Steel Operations contributed $4,158.8 to total net sales in 2002, compared to $3,681.7 in 2001. Flat-rolled sales per ton increased $48 to $703 per ton in 2002 compared to the prior year, primarily as a result of increased shipments to the automotive sector and higher spot market prices.

Consolidated operating loss in 2002 totaled $698.4 compared to a loss of $17.8 in 2001, while Steel Operations operating losses were $737.7 in 2002 and $66.7 in 2001. The following presents, on a pro forma basis, consolidated operating profit (loss) before and after unusual items, which are discussed below.

	2002	2001
Operating profit (loss) as reported	$(698.4)	$(17.8)
Pension and other postretirement benefit charge	816.8	192.2
Insurance settlement	(23.9)	—
Impairment of equity investment	10.9	—
Stock received in insurance demutualization	—	(49.9)

Operating profit (loss), pro forma	$105.4	$124.5

Under its method of accounting for pension and other postretirement benefit plans, the Company recognizes into its results of operations, as a fourth quarter adjustment, any unrecognized actuarial net gains or losses that exceed 10% of the larger of projected benefit obligations or plan assets. Amounts inside this 10% corridor are amortized over the average remaining service life of active plan participants. Actuarial net gains and losses occur when actual experience differs from any of the many assumptions used to value the benefit plans, or when the assumptions change, as they may each year when a valuation is performed. In 2002, the combination of a 4.8% loss on pension plan assets compared to an assumed 9.25% return, a decrease in the discount rate used to value projected plan obligations from 7.25% to 6.75%, to reflect declines in prevailing interest rates, and other actuarial losses resulted in a net actuarial loss in excess of the corridor. As a result, the Company recognized a non-cash pre-tax pension corridor charge of $572.8. In addition, due to the decrease in the discount rate and rising healthcare costs, the Company was required to recognize a non-cash, pre-tax corridor charge of $244.0 related to its other postretirement benefit plans. During 2001, a 6.3% investment loss on pension plan assets compared to an assumed 10% return, and a 0.75 percentage point decrease in the discount rate, required the recognition of a non-cash pre-tax pension corridor charge of $192.2. In addition, because the decline in asset value in 2001 also caused the Company’s principal pension plans to be underfunded, the Company recorded a non-cash after-tax reduction in equity of approximately $163.4. Based on current assumptions, no cash payments to the pension plans are expected until 2005. (See Liquidity and Capital Resources)

The 2002 operating loss included a pre-tax benefit of $23.9 arising from insurance settlements entered into by the Company with certain of its insurance carriers, partially offset by an increase in environmental reserves. Including the benefit of this second quarter insurance settlement would result in a 2002 pro forma operating profit of $129.3 or $22 per shipped ton. The settlement amount represented a negotiated dollar value the Company accepted for reimbursement of past environmental and asbestos expenditures and, to a lesser extent, to release those insurance companies from a responsibility to reimburse the Company for future covered expenditures under the policies. Other existing insurance policies covering asbestos and environmental contingencies may serve to mitigate future covered expenditures. In addition, the Company maintains reserves for future probable payments related to asbestos claim settlements and environmental investigation, monitoring and remediation, which do not consider the potential for insurance recoveries. If these reserves are not adequate to cover future claims, then the Company’s financial position, operating results and cash flows may be negatively impacted.

In the fourth quarter of 2002, the Company recorded a pre-tax $10.9 impairment of its investment in Eveleth Taconite Mines L.L.C. (EVTAC), a business the Company accounts for using the equity method. EVTAC, a company that produces iron ore pellets used in the production of steel, is a joint venture of AK Steel, Rouge Steel and Stelco. The impairment, which reduces the carrying value of EVTAC to zero, resulted from the joint venture’s loss of several major customers, including the Company, which has elected to purchase most of its iron ore requirements from other suppliers.

In the fourth quarter of 2001, Anthem Inc., the Company’s primary health insurance provider, converted from a mutual insurance company to a corporation, issuing shares of its common stock to certain of its long-time policyholders. As a major policyholder, AK Steel received approximately 1.5 million shares of Anthem common stock as a result of this demutualization, recording an unusual pre-tax benefit of $49.9. The benefit was net of a liability established for the portion of the proceeds deemed to be healthcare plan assets. In the first quarter of 2002, the Company liquidated all of these shares for total proceeds of $80.3, recording a non-operating pre-tax gain of $24.1.

Excluding the unusual items described above, the decrease in pro forma operating profit from $124.5 to $105.4 was primarily due to higher costs, including $110.5 in increased pension expense and $26.1 in higher other postretirement benefit expense. The increase in pension expense was primarily due to unfavorable investment returns in 2001, lower asset balances and a decrease in the rate of expected returns from 10% to 9.25%. The expected rates of return on plan assets reflect the Company’s belief that its fund managers can maintain long-term earnings at least equal to these rates based on approximately 55% equity and 45% fixed income investment allocation. The higher other postretirement benefit expense reflected an increase in current and future assumed healthcare trend rates. Operating costs in 2002 also included higher costs for scheduled blast furnace outages at the Middletown and Ashland Works, and other planned and unplanned maintenance work and increasing scrap and purchased slab prices. The higher costs in 2002 also resulted in a $33.3 charge from an increase in LIFO inventory reserves, including $28.8 from liquidation of LIFO layers. In 2001, declining costs resulted in a LIFO credit of $37.4.

The increased costs were in large part offset by the benefits of higher shipment volumes, strong automotive shipments and higher spot market pricing. Overall contract pricing was lower in 2002, but the Company was able to negotiate some higher contract pricing that became effective at various times in the second half of the year. Cost savings were achieved through improved unit productivity and product quality, as well as reduced overtime and discretionary spending.

For the year ended December 31, 2002 and 2001, Snow and Ice Control Products recorded operating profits of $30.7 and $41.0 on sales of $116.7 and $138.8, respectively. Sales by the Snow and Ice Control Products business are strongly dependent on weather conditions in its market area and the level of light trucks sales. The unfavorable variance in the year-to-year comparison is the result of lower shipments due to the very mild winter at the beginning of 2002, partially offset by continued strong truck sales in the current year.

On April 19, 2002, the Company completed the sale of its Sawhill Tubular division for approximately $67.5. The Company recorded a pre-tax loss on the sale of $10.6 ($6.4 after tax or $0.06 per share) in 2002. In the period from January 1 through April 19, 2002 and for the full year 2001, Sawhill Tubular generated after-tax losses of $0.5 and $1.2, respectively.

On June 11, 2002, the Company issued and sold $550.0 of 7 3/4% Senior Notes Due 2012. Net of the discount to the initial purchasers and fees, the sale generated cash proceeds of $538.1. On July 11, 2002, these proceeds, along with cash on hand, were used to redeem all $550.0 of the Company’s 9 1/8% Senior Notes Due 2006 at a total cost of $575.1, which included a redemption premium of $25.1. In the twelve months ended December 31, 2002, the Company recognized a pre-tax loss of $31.7 ($19.9 after tax or $0.19 per share) for the redemption of the 9 1/8% Senior Notes.

The Company’s net loss in 2002 of $502.4, or $4.67 per share, compared to a 2001 net loss of $92.4, or $0.87 per share. Excluding the after tax effects of the unusual items, gain on the sale of Anthem stock, loss from discontinued operations and extraordinary loss on the redemption of debt, the Company’s 2002 net-of-tax pro forma loss would have been $13.8, compared to a net-of-tax pro forma loss of $1.6 in 2001. The comparative results reflected the current year’s net increase in costs, including postretirement benefit expenses and maintenance costs, and lower profits at the Snow and Ice Control Products business, partially offset by improved shipments, pricing and productivity, and reduced spending.

2001 Compared to 2000

Total steel shipments during 2001 declined 9% to 5,618,300 tons from 6,171,100 tons shipped in 2000. Although demand from automotive and appliance contract customers increased late in 2001, shipments for virtually all product lines were equal to or lower than in 2000. Due to severely depressed steel pricing, the Company chose to forego some spot market sales during 2001. Value-added steel products represented 93% of 2001 total shipments, compared to 89% in 2000, while commodity hot-rolled product shipments declined to 2% of total shipments in 2001, compared to 6% in 2000.

During 2001, net sales decreased 13% to $3,833.4 from $4,403.7 reported for 2000. Steel Operations contributed $3,681.7 to total net sales in 2001, compared to $4,276.8 in 2000, a decrease of 14%. These declines were primarily due to lower prices in both the contract and spot markets, which were partially offset by a richer product and market mix. Approximately 73% of AK Steel’s shipments of flat-rolled steel products during 2001 were made pursuant to annual and multi-year contracts, with the balance being made in the spot market at prevailing prices at the time of sale.

Strong truck sales due to aggressive marketing by automotive companies, as well as higher snowfalls during the winter of 2000/2001 contributed to Snow and Ice Control Products’ sales increasing to $138.8 in 2001 from $112.8 in 2000.

The Company recorded an operating loss in 2001 of $17.8, including an operating loss of $66.7 in the Steel Operations. Both losses included the effects of two unusual items described above. Snow and Ice Control Products posted an increase in operating profit to $41.0 in 2001 from $30.5 in 2000, primarily due to the higher sales volumes.

Excluding the $192.2 pension charge and the $49.9 insurance company demutualization benefit, the Company would have recorded an operating profit of $124.5 in 2001 compared to an operating profit of $340.8 in 2000. The significant decrease in 2001 was primarily due to lower contract pricing and severely depressed spot market pricing, which lowered average selling prices by $37 per ton, and the 9% reduction in shipping volume, partially offset by company-wide cost savings. Cost savings were derived primarily from lower market prices for purchased slabs and scrap, which saved over $50.0 in 2001, as well as overtime cost savings of approximately $30.0, partially offset by approximately $50.0 in higher natural gas costs. During 2001, the Company recognized $37.4 of LIFO income within operating profit as a result of these net favorable changes in costs, including $5.7 of income from liquidation of LIFO layers.

During 2001 and 2000, Sawhill Tubular recorded after-tax losses of $1.2 and $1.6, respectively, which have been reclassified to discontinued operations.

The Company recorded a net loss in 2001 of $92.4, or $0.87 per share, compared to net income of $132.4, or $1.20 per share, for 2000. Excluding the two unusual items, net of tax, and the loss from discontinued operations, the Company would have recorded a loss of $1.6 in 2001.

Outlook

The Company expects its shipment volumes in 2003 to be about 5.7 million tons, slightly lower than the amount shipped in 2002. While the Company anticipates shipments to the automotive sector to be comparable to 2002, demand and pricing in the spot market and demand for stainless and electrical steel products are beginning to weaken. Consistent with its long-term strategy, value-added products are expected to approximate 93% of total shipments in 2003, up from 92% in 2002. Notwithstanding anticipated lower spot market prices, the Company’s average selling prices for 2003 are expected to be approximately 4% higher across all product lines compared to 2002 as a result of the improved product mix and higher contract pricing. For the first time since 1995 the Company recently negotiated higher contract prices with many of its contract customers.

The Company expects its pension expense to increase $39.5 in 2003 to $92.0, prior to any potential fourth quarter corridor adjustment. The increased expense is primarily due to unfavorable 2002 investment returns on plan assets and a half percentage point reduction in assumed returns for 2003. However, based on current assumptions, no cash payments to the pension plans are expected until 2005. If actual experience differs from these assumptions, funding could be required as early as 2004. Primarily due to rising medical costs and falling interest rates, 2003 other postretirement benefit expense is expected to be approximately $139.2, a $21.6 increase over 2002, excluding any potential fourth quarter corridor adjustment. Under the Company’s pension and other postretirement benefit accounting method, the annual determination of a fourth quarter gain or loss, if any, is made as of the plans’ measurement date. Since the balance of deferred actuarial losses for all major pension and other postretirement benefit plans was at or near the edge of the 10% corridor at the end of 2002, the development of any additional net actuarial losses, calculated in the fourth quarter of 2003, would likely result in another corridor charge.

The amount and timing of required contributions to the pension trust depends on the investment performance of the pension funds and interest rate movements, among other things and, accordingly, the Company cannot reasonably estimate the requirement at this time, but the amount could be substantial.

Pension and other postretirement benefit expenses are dependent on numerous assumptions made annually. Use of different assumptions can have a material effect on the amount of annual expense recognized. For example, one of the assumptions made in determining pension expense is the expected rate of return on plan assets. A one-percentage-point decrease in the expected rate of return on pension plan assets would increase the projected 2003 pension expense by approximately $23.5 before tax. One of the major assumptions made in determining other postretirement benefit expense is the assumed healthcare trend rate. A one-percentage-point increase in this rate would increase projected 2003 other postretirement benefit expense by approximately $12.4 before tax. These estimates exclude any potential fourth quarter corridor charges.

The Company expects overhead costs to rise approximately $16.0 from 2002 levels, due primarily to the higher employee benefit costs described above and rising insurance costs, partially offset by continued cost containment efforts. In addition, there continues to be significant volatility in energy markets, including natural gas, though the effect of normal market volatility on the Company’s natural gas costs is partially offset by its hedging strategies. Depreciation is expected to increase approximately $10.0, while interest expense should decline approximately $15.0 due to overall debt reduction and the refinancing of $550.0 of senior notes.

In the first quarter of 2003, the Company expects to ship approximately 1.35 million tons, down from 1.43 million tons shipped in the fourth quarter of 2002 due primarily to reduced demand from contract customers in the appliance, construction and manufacturing markets. In addition, as a result of lower than expected spot market selling prices, the Company chose to reduce its sales to non-contract customers. The Company also has experienced a significant increase in natural gas prices, an unplanned blast furnace maintenance outage and higher prices for carbon scrap and foreign slabs, as well as the anticipated increased overhead costs and pension and other postretirement benefit expenses discussed above. Additionally, a seasonal decline in operating profit in the Snow and Ice Control Products segment of approximately $10.0 is expected in the first quarter of 2003 as compared to the fourth quarter of 2002. As a result of these factors, the Company expects to report both an operating loss and a net loss for the first quarter 2003.

On January 30, 2003, AK Steel entered into an asset purchase agreement with National Steel Corporation providing for the acquisition by AK Steel of substantially all of National’s assets. National has been operating as a debtor-in-possession under Chapter 11 of the Bankruptcy Code since March 6, 2002. The purchase price specified in the agreement is $1,125.0, of which $925.0 is payable in cash and $200.0 consists of certain assumed liabilities, primarily operating leases for steelmaking equipment. Pursuant to the agreement, AK Steel would not assume National’s pension obligations or other postretirement employee benefit liabilities, consisting primarily of healthcare liabilities. The agreement also contemplates the negotiation of a new contract with the United Steelworkers of America, which represents most of National’s hourly employees. The agreement is subject to various contingencies, including approval of the Bankruptcy Court following a formal auction, currently scheduled for early April 2003, at which competing bids could be submitted and considered in accordance with procedures established by the Bankruptcy Court.

The $925.0 cash portion of the offer includes $450.0 for National’s working capital, which would be financed with a new credit facility that the Company expects will utilize National’s accounts receivables and inventories as collateral. The Company anticipates that the remaining cash would be derived from a combination of cash on hand and the issuance of debt.

The Company has performed extensive due diligence and expects to realize in excess of $250.0 of annual cost reductions and cost-based synergies as a result of the acquisition. These synergies consist of a combination of operating efficiencies, including productivity and product quality improvements, and reduced reliance on purchased foreign slabs. This also includes the Company’s anticipation of significant overhead cost reductions and lower costs for labor and employee benefits.

Liquidity and Capital Resources

At December 31, 2002, the Company had total liquidity, defined as cash, cash equivalents and availability under credit facilities, of $420.8. On that date cash and cash equivalents totaled $282.5 compared to $101.0 of cash and cash equivalents at December 31, 2001. The Company’s primary source of cash is funds generated by operations and, as such, future operations could have a significant impact on the Company’s cash balances and liquidity. In addition to cash on hand at December 31, 2002, the Company had $138.3 of availability under its $300.0 accounts receivable purchase credit facility. The Company had no borrowings under the credit facility; however, availability was limited by $82.3 of outstanding letters of credit and a reduced pool of eligible receivables.

During 2002, cash generated by operations totaled $310.5. Included in the Company’s reported loss of $502.4, are non-cash depreciation and amortization expense of $235.2, non-cash unusual items totaling $827.7, the non-operating losses on discontinued operations and early retirement of debt of $6.9 and $19.9, respectively, and a non-cash income tax benefit of $328.3. As a result of a change in the tax law brought about by the Job Creation and Worker Assistance Act signed in the first quarter of 2002, the Company applied for, and received, tax refunds totaling $52.3 in 2002. The refunds reduced the Company’s deferred tax asset but did not affect its reported net loss. The Company made a $31.0 voluntary payment to its major pension plans during 2002; however, its pension and other postretirement benefit expense exceeded total payments in the period by $61.8, excluding the fourth quarter corridor charge.

Working capital utilized cash of $57.0 during the period, including $17.9 for accounts receivables, primarily resulting from higher steel sales in December 2002 compared to December 2001. The Company also used $88.5 of cash as a result of a reduction in accounts payable and other accrued current liabilities, primarily related to payments for slabs purchased in the fourth quarter of 2001 in preparation for a planned blast furnace outage at the Middletown Works early in 2002. The first quarter consumption of slabs during the maintenance outage and a reduction in raw materials were the primary drivers as inventory reductions generated $43.2 of cash in the year.

At December 31, 2002, management believes working capital levels are appropriate in the current business environment and does not expect significant building or liquidation of working capital in 2003.

Investing activities in 2002 generated a net increase in cash of $1.0, including $67.5 of cash from the sale of Sawhill Tubular and $80.3 from the sale of the Anthem Inc. stock. During the year, the Company used $54.4 primarily to contribute to an employee benefit trust and to acquire an interest in a coating line. Capital investments totaled $93.8 in 2002.

Cash used by financing activities totaled $133.1, including $0.9 for dividends on preferred stock, $13.1 for the redemption and retirement of all outstanding shares of preferred stock and $78.0 for scheduled debt repayments. In addition, the Company retired $550.0 of its 9 1/8% Senior Notes Due 2006 with cash totaling $575.1, including a premium of $25.1. The debt was retired using cash on hand and $538.1 of net proceeds from its newly issued $550.0 of 7 3/4% Senior Notes Due 2012. The proceeds were net of new issue discount and fees.

Dividends

A quarterly common stock dividend of $0.0625 was paid in each of the first two quarters of 2001 but no further dividends on the common stock have been declared or paid thereafter. The payment of cash dividends is subject to a restrictive covenant contained in the instruments governing most of the Company’s outstanding senior notes. Effective August 8, 2002, the covenant allows the payment of dividends, if declared by the Board of Directors, and the redemption or purchase of shares of its outstanding capital stock, subject to a formula that reflects cumulative net earnings. In addition, the covenant permits the payment of up to $50.0 of dividends through June 30, 2004, without regard to cumulative net earnings.

Anticipated Debt Service

At December 31, 2002, the Company’s long-term debt, including current portion, totaled $1,322.4, consisting primarily of senior notes that mature in the years 2007 through 2012 and that are not subject to amortization prior to maturity. In addition, the principal of the Company’s Senior Secured Notes Due 2004 is repayable in four successive annual installments of $62.5, which commenced in December 2001. The Company’s obligation for principal payments in each of the next five years is as follows: $62.5 in 2003 and in 2004, zero in 2005 and 2006, and $117.4 in 2007. Interest expense for 2002 totaled $128.3. Should AK Steel successfully complete the acquisition of National Steel Corporation, its debt would increase substantially, requiring additional future cash generation to service principal and interest payments.

Financial Covenants

The indentures and other instruments governing the Company’s senior indebtedness as well as its accounts receivable purchase facility contain restrictions and covenants that may limit the Company’s operating flexibility. The senior note indentures impose restrictions regarding the amount of sale/leaseback transactions, transactions by subsidiaries and with affiliates, use of proceeds from asset sales and some investments. Furthermore, the senior note indentures impose the following additional restrictions:

•	Maintenance of a minimum interest coverage ratio of at least 2.5 to 1. Failure to meet this covenant will limit the amount of additional debt the Company can incur. As of December 31, 2002, the ratio was 2.95 to 1.

•	Restricted payments, which consist primarily of dividends and share repurchases, are limited to $25.0 plus 50% of cumulative net income (or minus 100% of cumulative net loss) from April 1, 2002. In addition, without regard to this restriction, cumulative aggregate dividend payments of up to $50.0 are permitted between April 1, 2002 and June 30, 2004.

The instruments governing the senior secured notes due 2004 contain the same restrictions as the senior note indentures regarding restricted payments and also require the maintenance of a maximum leverage ratio (total debt to total capitalization) of not more than 60%. At December 31, 2002, the leverage ratio was 52.7%.

Capital Investments

The Company anticipates 2003 capital investments of approximately $150.0, all of which are expected to be funded from available cash and cash generated from operations. At December 31, 2002, commitments for future capital investments totaled approximately $46.1.

Employee Benefit Obligations

As of December 31, 2002, the Company’s pension plans were 72% funded in accordance with generally accepted accounting principles. However, based on current assumptions, no cash payments to the pension plans are expected until 2005. If actual experience differs from these assumptions, funding could be required as early as 2004. The amount of any required payments made in that year or after would be subject to future market conditions leading up to the payments and could be substantial. Currently, the pension benefit obligation is $3,494.9 compared to pension trust assets of $2,514.2.

At December 31, 2002, the Company’s liability for postretirement benefits other than pensions totaled $1,765.3. The Company has established a healthcare trust as a means of prefunding a portion of this liability. The balance in the trust, including the earnings on trust investments, as of December 31, 2002, was $22.7.

Energy and Raw Material Hedging

The Company enters into derivative transactions in the ordinary course of business to hedge the price of natural gas and certain raw materials. On the Company’s consolidated balance sheet as of December 31, 2002, current and noncurrent assets included $10.7 and $0.1, respectively, and current and noncurrent liabilities included $7.7 and $1.9, respectively, for the fair value of these derivatives. Changes in the prices paid for the related commodities are expected to offset the effect on cash of settling these amounts.

Critical Accounting Policies and Estimates

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America. These principles permit choices among alternatives and require numerous estimates of financial matters. The Company believes the accounting principles chosen are appropriate under the circumstances, and that the estimates, judgments and assumptions involved in its financial reporting are reasonable.

Revenue Recognition

Revenue from sales of products is recognized at the time title and the risks and rewards of ownership passes. This is when the products are shipped per customers’ instructions, the sales price is fixed and determinable, and collection is reasonably assured.

Use of Estimates

Accounting estimates are based on historical experience and information that is available to management about current events and actions the Company may take in the future. Significant items subject to estimates and assumptions include the carrying value of long-lived assets; valuation allowances for receivables, inventories and deferred income tax assets; environmental and legal liabilities; and assets and obligations related to employee benefit plans. There can be no assurance that actual results will not differ from these estimates.

The Company maintains an allowance for doubtful accounts for losses resulting from the potential that some customers may be unable to make payments. While, based on the Company’s experience, losses due to credit failures have been low, if in the future the financial condition of some customers deteriorates affecting their ability to pay, additional allowances may be needed. Approximately 37% of trade receivables outstanding at December 31, 2002 are due from businesses associated with the U.S. automotive industry. Except in a few situations where the risk warrants it, collateral is not required on trade receivables; and while it believes its trade receivables will be collected, the Company anticipates that in the event of default it would follow normal collection procedures.

The Company records a valuation allowance to reduce its deferred tax assets to an amount that is more likely than not to be realized. In estimating levels of future taxable income, the Company has considered historical results of operations in recent years and would, if necessary, consider the implementation of prudent and feasible tax planning strategies to generate future taxable income. If future taxable income is less than the amount that has been assumed in determining the deferred tax asset, then an increase in the valuation reserve will be required, with a corresponding charge against income. On the other hand, if future taxable income exceeds the level that has been assumed in calculating the deferred tax asset, the valuation reserve could be reduced, with a corresponding credit to income. The Company’s ability to utilize its net operating loss, capital loss, and tax credit carryforwards as of the date of the merger with Armco Inc. will be limited by Section 382 of the Internal Revenue Code. The Company has recorded a valuation reserve for those carryforward amounts that are expected to expire prior to being used as a result of the limits imposed by Section 382.

The Company is involved in a number of environmental and legal proceedings. Accruals of probable costs have been made based on a combination of litigation and settlement strategies on a case-by-case basis and, where appropriate, are supplemented with incurred but not reported development reserves. It is possible that results of operations in any future period could be materially affected by changes in assumptions or by the effectiveness of these strategies.

Pension and Other Postretirement Benefit Plans

Under its method of accounting for pension and other postretirement benefit plans, the Company recognizes into income, as a fourth quarter adjustment, any unrecognized actuarial net gains or losses that exceed 10% of the larger of projected benefit obligations or plan assets, defined as the corridor. Amounts inside this 10% corridor are amortized over the average remaining service life of active plan participants. This method results in faster recognition of actuarial net gains and losses than the minimum amortization method permitted by prevailing accounting standards and used by the vast majority of companies in the United States. Faster recognition limits the amounts by which balance sheet assets and liabilities differ from economic net assets or obligations related to the plans. However, faster recognition under this method also results in the potential for highly volatile and difficult to forecast corridor adjustments, similar to those recognized in the past two years.

Under the applicable accounting standards, actuarial net gains and losses occur when actual experience differs from any of the many assumptions used to value the benefit plans or when the assumptions change, as they may each year when a valuation is performed. The usual major sources of actuarial gains and losses for pension plans are the differences between expected and actual returns on plan assets and changes in the discount rate used to value pension liabilities as of the measurement date. For other postretirement benefit plans, differences in estimated versus actual healthcare costs, changes in assumed healthcare cost trend rates or a change in the difference between the discount rate and the healthcare trend rate are major sources of actuarial gains and losses. In addition to the potential for corridor adjustments, these changes affect future quarterly net periodic benefit expense.

Investments

The Company’s financial statements consolidate the operations and accounts of the Company and all subsidiaries in which the Company has a controlling interest. The Company also has investments in associated companies that are accounted for under the equity method and, because the operations of these companies are integrated with the Company’s basic steelmaking operations, its proportionate share of their income (loss) is reflected in the Company’s cost of products sold in the consolidated statements of operations. The Company has a subordinated note receivable of $35.0 due from, Combined Metals of Chicago L.L.C., one of these associated companies, which is recorded in other investments on the consolidated balance sheets. The Company has also provided a $4.0 letter of credit to support a portion of that company’s bank indebtedness proportionate to the Company’s investment in that company. The Company guarantees its proportionate share of the performance under an equipment lease that terminates in 2009 of AK-ISG Steel Coating Company, another entity in which it holds an equity interest. At December 31, 2002, the Company’s maximum liability under this guarantee was approximately $24.1, which was not recorded on its financial statements. Payment of any amounts under this guarantee, if necessary, would be made in monthly installments through early 2009. The Company does not guarantee the debt of any other unconsolidated companies, has no “off balance sheet debt” and does not have any so called “special purpose entities” that are not included in its consolidated financial statements.

The Company’s investment in AFSG Holdings, Inc. represents the carrying value of its discontinued insurance and finance leasing businesses, which have been largely liquidated. The activities of the remaining operating companies are in “runoff” mode and the group is accounted for as a discontinued operation under the liquidation basis of accounting, whereby future cash inflows and outflows are considered. The Company is under no obligation to support the operations or liabilities of this group.

Financial Instruments

The Company is a party to derivative instruments that are designated and qualify as hedges under the Financial Accounting Standards Board’s (“FASB’s”) Statement of Financial Accounting Standards (“Statement”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” and related pronouncements. The Company’s objective in using such instruments is to protect its earnings and cash flows from fluctuations in the fair value of selected commodities and currencies. For example, in the ordinary course of business, the Company uses cash settled commodity price swaps, with a duration of up to three years, to hedge the price of a portion of its natural gas, nickel, aluminum and zinc requirements. The Company designates these swaps as cash flow hedges and the resulting changes in their fair value are recorded in other comprehensive income. Subsequent gains and losses are recognized into cost of products sold in the same period as the underlying physical transaction. As of December 31, 2002, currently valued outstanding commodity hedges would result in the reclassification into earnings of $1.9 in net-of-tax gains within the next twelve months. Based on such reviews as it deems reasonable and appropriate, the Company believes that all counterparties to its outstanding derivative instruments are entities with substantial credit worthiness.

Goodwill

At December 31, 2002, the Company’s assets included $109.7 of goodwill. Each year, as required by Statement No. 142, “Goodwill and Other Intangible Assets,” the Company performs an evaluation of goodwill to test this balance for possible impairment. The evaluation requires that the reporting unit underlying the goodwill be measured at fair value and, if this value is less than the carrying value of the unit, a second test must be performed. Under the second test, the current fair value of the reporting unit is allocated to the assets and liabilities of the unit including an amount for any “implied” goodwill. If implied goodwill is less than the net carrying amount of goodwill, then the difference becomes the amount of the impairment that must be recorded in that year. During 2002, the Company performed the required first test and determined that the fair value of its reporting units, which support its goodwill balance, exceed their carrying value and no further testing was required. However, the Company’s businesses operate in highly cyclical industries and the valuation of these businesses can be expected to fluctuate, which may lead to a required impairment charge in future operating costs.

New Accounting Pronouncements

In June 2001, the FASB issued Statement No. 143, “Accounting for Asset Retirement Obligations,” which requires entities to establish liabilities for legal obligations associated with the retirement of tangible long-lived assets. The Company will adopt the Statement in 2003, but does not believe adoption will have a material effect on its financial statements.

In April 2002, the FASB issued Statement No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other amendments to previous pronouncements, which have already taken effect, a provision in the Statement, requiring certain gains and losses from extinguishment of debt to be reclassified from extraordinary items, is effective January 1, 2003. As a result, in 2003, the Company will reclassify the 2002 loss on retirement of debt to income from continuing operations.

In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Statement could have a material effect on the Company’s financial statements to the extent that significant exit or disposal activities occur subsequent to adoption.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” which provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. The Company currently uses the intrinsic value method and, at this time, does not anticipate making a voluntary change.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Interpretation clarifies when a guarantor must record a liability for the fair value of the obligation undertaken in issuing a guarantee. The Company will adopt the initial recognition and measurement provisions of this Interpretation when required on January 1, 2003, but does not expect that adoption will have a material effect on its financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” which requires the consolidation of certain types of entities. The Interpretation applies immediately to variable interest entities created or acquired after January 31, 2003. The Interpretation is effective for interim periods beginning after June 15, 2003 for an enterprise that has variable interest entities acquired prior to February 1, 2003. The Company will adopt the new Interpretation, as required, but does not expect adoption will have a material effect on its financial statements.

Forward-Looking Statements

Certain statements made or incorporated by reference in this Form 10-K, or made in press releases or in oral presentations made by Company employees, reflect management’s estimates and beliefs and are intended to be, and are hereby identified as “forward-looking statements” for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In particular, these include (but are not limited to) statements in the foregoing paragraphs entitled, Raw Materials, Competition, Environmental, Legal Proceedings, Outlook, Liquidity and Capital Resources, Critical Accounting Policies and Estimates, and New Accounting Pronouncements. In addition, these include statements in Item 7A, Quantitative and Qualitative Disclosure About Market Risk and in the Notes to Consolidated Financial Statements in the paragraphs entitled, Property Plant and Equipment, Goodwill and Other Intangible Assets, Pension and Other Postretirement Benefits Accounting, Concentrations of Credit Risk, Financial Instruments, Income Taxes, Commitments, and Legal and Environmental Contingencies.

The Company cautions readers that such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management. In addition to those noted in the statements themselves, these factors include, but are not limited to, the following:

•	risks of continuing recessionary conditions in the general economy and in the cyclical steel industry;

•	reduced domestic automotive production;

•	changes in demand for the Company’s products, including the possible need to shift shipments to the spot market from the contract market;

•	unanticipated plant outages, equipment failures or labor difficulties;

•	actions by the Company’s domestic and foreign competitors, their employees and labor unions;

•	interest rate volatility and declining prices in the securities markets, which affect pension plan assets and the calculation of pension and other postretirement benefit obligations and expenses;

•	continuing escalation in medical cost trend rates that affects active employee and retiree benefit expenses;

•	unanticipated increases in the prices for, or disruptions in the supply of, raw materials and energy, particularly natural gas;

•	unexpected outcomes of major litigation, environmental issues and other contingencies;

•	changes in application or scope of environmental regulations applicable to the Company;

•	changes in United States trade policy and governmental actions with respect to imports, particularly the possible impact of restrictions or tariffs on the importation of carbon slabs;

•	timely completion of business or asset purchases and sales, including receipt of regulatory agency approvals; and

•	that future expected cost savings from a business combination may not be realized.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk.

In the ordinary course of business, the Company’s market risk is limited to changes in a) interest rates, b) the prices of raw materials and energy sources, and c) foreign currency exchange rates. The Company manages interest rate risk by issuing substantially all of its debt securities on a fixed rate basis. The fair value of this debt as of December 31, 2002 is $1,342.7 million. A reduction in prevailing interest rates of 1% would result in an increase in the total fair value of the Company’s long-term debt of approximately $77.8 million. The fair value was determined primarily from quoted prices. The increase in total fair value due to an assumed decline in interest rates was calculated based on a change in the rate used to discount total future principal and interest payments. An unfavorable effect on the Company’s results and cash flows from exposure to interest rate declines and a corresponding increase in the fair value of its debt would result only if the Company elected to repurchase its outstanding debt securities at prevailing market prices.

In the ordinary course of business, the Company is exposed to fluctuations in the price of certain commodities. Since approximately 80% of AK Steel’s flat-rolled steel sales in 2002 were made under long-term contracts where selling prices generally cannot be adjusted in response to changes in the costs of raw materials and energy, a rise in the price of natural gas or other commodities is, for the most part, absorbed by the Company rather than passed on to the customer. Natural gas prices, for example, have been volatile in recent years. At normal consumption levels, a $1 per million BTU rise in natural gas prices would result in an approximately $40 million decrease in annual pre-tax operating results, excluding the effects of any then existing hedging instruments. While such cost volatility increases the Company’s risk related to most commodities, in the case of stainless steel, increased costs for nickel, chrome and molybdenum can usually be recovered through price surcharges to customers.

The Company uses cash settled commodity price swaps and/or options to hedge the price of a portion of its natural gas, nickel, aluminum, and zinc requirements. The Company’s hedging strategy is designed to protect it against normal volatility; however, abnormal price increases in any of these commodity markets could negatively impact operating costs. Gains and losses from the use of these instruments are deferred in accumulated other comprehensive loss on the consolidated balance sheets and recognized into cost of products sold in the same period as the underlying physical transaction. At December 31, 2002, accumulated other comprehensive loss includes $0.8 million in unrealized net-of-tax gains for the fair value of these derivative instruments. The following table presents the negative effect on pre-tax income (in millions of dollars) of a hypothetical change in the fair value of derivative instruments outstanding at December 31, 2002 due to an assumed 10% and 25% decrease in the market price of each of the indicated commodities.

Commodity Derivative	10% Decrease	25% Decrease
Natural Gas	$3.6	$10.4
Nickel	0.3	0.7
Aluminum	0.5	1.3
Zinc	3.9	9.7

Because these instruments are structured and used as hedges, all of these hypothetical losses would be offset by the benefit of lower prices paid for the physical commodity used in the normal production cycle. The Company currently does not enter into contracts for trading purposes.

The Company is also subject to risks of exchange rate fluctuations on a small portion of its receivables, which are denominated in foreign currencies. Forward currency contracts are used to manage exposures to certain of these currency price fluctuations. At December 31, 2002, the Company had outstanding forward currency contracts with a total notional value of $11 million for the sale of euros. Based on the contracts outstanding at the end of 2002, a 10% increase in the dollar to euro rate would result in a $1.3 million pre-tax loss in value, which would offset the income benefit of a more favorable translation rate.

Item 8.     Financial Statements and Supplementary Data.

AK Steel Holding Corporation and Subsidiaries

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America. These principles permit choices among alternatives and require numerous estimates of financial matters. The Company believes the accounting principles chosen are appropriate under the circumstances, and that the estimates, judgments and assumptions involved in its financial reporting are reasonable.

The Company’s management is responsible for the integrity and objectivity of the financial information presented in its financial statements. It maintains a system of internal accounting controls designed to provide reasonable assurance that Company employees comply with stated policies and procedures, that the Company’s assets are safeguarded and that its financial reports are fairly presented. On a regular basis, the Company’s financial management discusses internal accounting controls and financial reporting matters with its independent auditors and its Audit Committee, composed solely of independent outside directors. The independent auditors and the Audit Committee also meet privately to discuss and assess the Company’s accounting controls and financial reporting.

RICHARD M. WARDROP, JR.

Chairman and Chief Executive Officer

JAMES L. WAINSCOTT

Senior Vice President and Chief Financial Officer

(and principal accounting officer)

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of

AK Steel Holding Corporation:

We have audited the accompanying consolidated balance sheets of AK Steel Holding Corporation and Subsidiaries as of December 31, 2001 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2001 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Cincinnati, Ohio

January 23, 2003 (January 30, 2003 as to Note 15)

AK STEEL HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2000, 2001 and 2002

(dollars in millions, except per share data)

	2000	2001	2002
Net sales	$4,403.7	$3,833.4	$4,289.0
Cost of products sold (exclusive of items shown separately below)	3,577.7	3,225.5	3,689.4
Selling and administrative expenses	257.9	257.6	268.8
Depreciation (Note 1)	227.3	225.8	225.4
Unusual expenses (benefits):
Pension and other postretirement benefit corridor charges (Note 1)	—	192.2	816.8
Stock received in insurance demutualization (Note 9)	—	(49.9)	—
Asbestos and environmental insurance settlements (Note 9)	—	—	(23.9)
Impairment of equity investment (Note 9)	—	—	10.9

Total operating costs	4,062.9	3,851.2	4,987.4

Operating profit (loss)	340.8	(17.8)	(698.4)
Interest expense	136.1	133.1	128.3
Gain on sale of Anthem stock	—	—	24.1
Other income (expense)	7.9	6.1	(0.3)

Income (loss) from continuing operations before income taxes	212.6	(144.8)	(802.9)
Income tax provision (benefit) (Note 4)	78.6	(53.6)	(327.3)

Income (loss) from continuing operations	134.0	(91.2)	(475.6)
Loss from discontinued operations—Sawhill Tubular, net of tax (Note 12)	1.6	1.2	0.5
Loss on sale of Sawhill Tubular, net of tax (Note 12)	—	—	6.4

Income (loss) before extraordinary item	132.4	(92.4)	(482.5)
Extraordinary loss on early retirement of debt, net of tax (Note 5)	—	—	19.9

Net income (loss)	$132.4	$(92.4)	$(502.4)

Earnings per share: (Note 1)
Basic earnings per share:
Income (loss) from continuing operations	$1.21	$(0.86)	$(4.42)
Loss from discontinued operations	0.01	0.01	—
Loss on sale of Sawhill Tubular	—	—	0.06
Extraordinary loss on early retirement of debt	—	—	0.19

Net income (loss)	$1.20	$(0.87)	$(4.67)

Diluted earnings per share:
Income (loss) from continuing operations	$1.21	$(0.86)	$(4.42)
Loss from discontinued operations	0.01	0.01	—
Loss on sale of Sawhill Tubular	—	—	0.06
Extraordinary loss on early retirement of debt	—	—	0.19

Net income (loss)	$1.20	$(0.87)	$(4.67)

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2001 and 2002

(dollars in millions, except per share amounts)

	2001	2002
ASSETS
Current Assets:
Cash and cash equivalents	$101.0	$282.5
Accounts receivable, net (Note 1)	388.0	403.2
Inventories, net (Note 1)	904.6	870.3
Deferred tax asset (Note 4)	76.6	123.3
Current assets held for sale (Note 12)	60.6	—
Other current assets	17.0	20.4

Total Current Assets	1,547.8	1,699.7

Property, Plant and Equipment (Note 1)	4,742.9	4,811.6
Less accumulated depreciation	(1,974.6)	(2,179.8)

Property, plant and equipment, net	2,768.3	2,631.8

Other Assets:
Investment in AFSG (Note 1).	55.6	55.6
Other investments	154.3	119.6
Goodwill (Note 1)	109.7	109.7
Other intangible assets (Note 1)	111.9	93.8
Deferred tax asset (Note 4)	393.5	633.4
Noncurrent assets held for sale (Note 12)	24.4	—
Other	60.3	56.1

TOTAL ASSETS	$5,225.8	$5,399.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$537.6	$456.8
Accrued liabilities	270.5	238.8
Current portion of long-term debt (Note 5)	78.0	62.5
Current portion of pension and other postretirement benefit obligations (Note 2)	68.3	102.2

Total Current Liabilities	954.4	860.3

Noncurrent Liabilities:
Long-term debt (Note 5)	1,324.5	1,259.9
Pension and other postretirement benefit obligations (Note 2)	1,740.1	2,584.8
Other liabilities	173.5	165.4

Total Noncurrent Liabilities	3,238.1	4,010.1

TOTAL LIABILITIES	4,192.5	4,870.4

Stockholders’ Equity (Note 7):
Preferred stock, 2001 aggregate liquidation preference over par $12.7	12.5	—
Common stock, authorized 200,000,000 shares of $.01 par value each; issued 2001, 115,987,777 shares, 2002, 116,292,876 shares; outstanding 2001, 107,713,329 shares; 2002, 107,895,704 shares	1.2	1.2
Additional paid-in capital	1,807.2	1,812.1
Treasury stock, common shares at cost, 2001, 8,274,448; 2002, 8,397,172 shares	(120.4)	(122.0)
Accumulated deficit	(479.9)	(983.8)
Accumulated other comprehensive loss (Note 1)	(187.3)	(178.2)

TOTAL STOCKHOLDERS’ EQUITY	1,033.3	529.3

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,225.8	$5,399.7

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2000, 2001 and 2002

(dollars in millions)

	2000	2001	2002
Cash flows from operating activities:
Net income (loss)	$132.4	$(92.4)	$(502.4)

Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	227.3	225.8	225.4
Amortization	16.0	14.7	9.8
Deferred income taxes	92.3	(52.8)	(276.0)
Pension and other postretirement benefit corridor charge	—	192.2	816.8
Stock received in insurance demutualization/gain on sale of stock	—	(49.9)	(24.1)
Impairment of equity investment	—	—	10.9
Loss from discontinued operations	1.6	1.2	6.9
Extraordinary loss on retirement of debt	—	—	19.9
Other items, net	1.2	5.9	13.3
Changes in assets and liabilities:
Accounts receivable	(6.1)	101.3	(17.9)
Inventories	(38.2)	(101.3)	43.2
Current liabilities	(31.6)	2.9	(88.5)
Other assets	(2.8)	0.6	15.0
Pension asset and obligation	(55.6)	(63.9)	14.0
Postretirement benefit obligation	(0.3)	19.7	47.8
Other liabilities	9.0	(55.0)	(3.6)

Total adjustments	212.8	241.4	812.9

Net cash flows from operating activities	345.2	149.0	310.5

Cash flows from investing activities:
Capital investments	(135.8)	(108.0)	(93.8)
Purchase of long-term investments	(66.4)	(12.0)	(54.4)
Purchase of a business	—	(29.3)	—
Distribution from investees	—	30.2	—
Proceeds from the sale of Sawhill Tubular	—	—	67.5
Proceeds from the sale of investments	3.2	44.1	82.0
Other items, net.	7.1	(0.2)	(0.3)

Net cash flows from investing activities	(191.9)	(75.2)	1.0

Cash flows from financing activities:
Proceeds from issuing common stock	1.6	—	—
Proceeds from issuing long-term debt	—	—	538.1
Redemption of long-term debt	(6.0)	(63.2)	(628.0)
Premium on redemption of long-term debt	—	—	(25.1)
Purchase of treasury stock	(39.2)	(1.0)	(1.6)
Redemption of preferred stock	(2.2)	—	(13.1)
Preferred stock dividends paid	(1.0)	(0.7)	(0.9)
Common stock dividends paid	(54.9)	(13.5)	—
Other items, net	(2.0)	0.4	(2.5)

Net cash flows from financing activities	(103.7)	(78.0)	(133.1)

Cash flows from discontinued operations	(17.2)	18.4	3.1

Net increase in cash and cash equivalents	32.4	14.2	181.5
Cash and cash equivalents, beginning of year	54.4	86.8	101.0

Cash and cash equivalents, end of year	$86.8	$101.0	$282.5

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in millions)

	Preferred Stock	Common Stock	Additional Paid-In- Capital	Treasury Stock	Accum- ulated Deficit	Other Compre- hensive Income/ (Loss)	Total
Balance, December 31, 1999	$14.9	$1.2	$1,793.6	$(80.2)	$(450.0)	$(1.7)	$1,277.8
Net income					132.4		132.4
Unrealized loss on marketable securities						(1.3)	(1.3)
Stock options exercised			4.2				4.2
Tax benefit from common stock compensation			(0.6)				(0.6)
Purchase of treasury stock				(39.2)			(39.2)
Purchase of preferred stock	(2.4)				0.2		(2.2)
Preferred stock $.90625 cash dividend per quarter					(1.0)		(1.0)
Common stock $.125 cash dividend per quarter					(54.9)		(54.9)
Foreign currency translation adjustment						(2.1)	(2.1)
Minimum pension liability						0.2	0.2
Issuance of restricted stock, net			7.6				7.6
Unamortized restricted stock			(1.6)				(1.6)

Balance, December 31, 2000	12.5	1.2	1,803.2	(119.4)	(373.3)	(4.9)	1,319.3
Net loss					(92.4)		(92.4)
Unrealized gain on marketable securities						9.3	9.3
Tax benefit from common stock compensation			(0.9)				(0.9)
Purchase of treasury stock				(1.0)			(1.0)
Preferred stock $.90625 cash dividend per quarter (first, second and third quarters only)					(0.7)		(0.7)
Common stock $.0625 cash dividend per quarter (first and second quarters only)					(13.5)		(13.5)
Derivative instrument hedges						(28.9)	(28.9)
Foreign currency translation adjustment						0.6	0.6
Minimum pension liability						(163.4)	(163.4)
Issuance of restricted stock, net			0.1				0.1
Unamortized restricted stock			4.8				4.8

Balance, December 31, 2001	12.5	1.2	1,807.2	(120.4)	(479.9)	(187.3)	1,033.3
Net loss					(502.4)		(502.4)
Unrealized loss on marketable securities						(10.2)	(10.2)
Stock options exercised			0.3				0.3
Tax benefit from common stock compensation			(0.6)				(0.6)
Purchase of treasury stock				(1.6)			(1.6)
Preferred stock cash dividend (declared and paid in third quarter)					(0.9)		(0.9)
Redemption of preferred stock	(12.5)				(0.6)		(13.1)
Derivative instrument hedges						28.7	28.7
Foreign currency translation adjustment						1.4	1.4
Minimum pension liability						(10.8)	(10.8)
Issuance of restricted stock, net			3.3				3.3
Unamortized restricted stock			1.9				1.9

Balance, December 31, 2002	$—	$1.2	$1,812.1	$(122.0)	$(983.8)	$(178.2)	$529.3

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2000, 2001 and 2002

(dollars in millions)

	2000	2001	2002
Net income (loss)	$132.4	$(92.4)	$(502.4)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(2.1)	0.6	1.4
Derivative instrument hedges, mark to market:
Cumulative effect adjustment	—	27.5	—
Losses arising in period	—	(67.6)	9.0
Reclass gains included in net income	—	11.2	19.7
Unrealized gains on securities:
Unrealized holding gains (losses) arising during period	0.1	10.2	(1.0)
Reclass gains included in net income	(1.4)	(0.9)	(9.2)
Minimum pension liability adjustment	0.2	(163.4)	(10.8)

Comprehensive income (loss)	$129.2	$(274.8)	$(493.3)

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share amounts)

1.    Summary of Significant Accounting Policies

Basis of Presentation:    These financial statements consolidate the operations and accounts of AK Steel Holding Corporation (“AK Holding”) and its 100%-owned subsidiary AK Steel Corporation (“AK Steel,” and together with AK Holding, the “Company”) and all subsidiaries in which the Company has a controlling interest.

On April 19, 2002, the Company completed the sale of its Sawhill Tubular division. For periods prior to the sale, the results of Sawhill Tubular have been classified as discontinued operations on the consolidated statements of operations and the assets disposed of in the sale transaction have been reclassified to current and noncurrent assets held for sale on the consolidated balance sheets. There were no material liabilities transferred in the sale transaction.

Use of Estimates:    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of management estimates and assumptions that affect the amounts reported. These estimates are based on historical experience and information that is available to management about current events and actions the Company may take in the future. Significant items subject to estimates and assumptions include the carrying value of long-lived assets; valuation allowances for receivables, inventories and deferred income tax assets; legal and environmental liabilities; and assets and obligations related to employee benefit plans. There can be no assurance that actual results will not differ from these estimates.

Revenue Recognition:    Revenue from sales of products is recognized at the time title and the risks and rewards of ownership passes. This is when the products are shipped per customers’ instructions, the sales price is fixed and determinable, and collection is reasonably assured.

Cash Equivalents:    Cash equivalents include short-term, highly liquid investments that are readily convertible to known amounts of cash and are of an original maturity of three months or less.

Supplemental Disclosure of Cash Flow Information:

	2000	2001	2002
Cash paid (received) during the period for:
Interest (net of interest capitalized)	$127.1	$139.7	$124.6
Income taxes	(9.0)	(1.1)	(50.8)

Supplemental Cash Flow Information Regarding Non-Cash Investing and Financing Activities:    The Company granted to certain employees common stock with values, net of cancellations, of $7.6, $0.1 and $3.3 in 2000, 2001 and 2002, respectively, under its restricted stock award programs (see Note 3).

In the fourth quarter of 2001, the Company received a distribution of shares from Anthem Inc., its primary health insurance provider, upon the demutualization of that company. The shares had a fair value at the date of receipt of $49.9, net of a liability established for the portion of the proceeds deemed to be healthcare assets (see Note 9).

Accounts Receivable:    The allowance for doubtful accounts was $7.7 and $4.3 at December 31, 2001 and 2002.

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Inventories:    Inventories are valued at the lower of cost or market. The cost of the majority of inventories is measured on the last in, first out (“LIFO”) method. Other inventories are measured principally at average cost and consist mostly of foreign inventories and certain raw materials.

	2001	2002
Inventories on LIFO:
Finished and semifinished	$719.3	$729.5
Raw materials and supplies	162.1	152.3
Adjustment to state inventories at LIFO value	(9.7)	(43.0)

Total	871.7	838.8
Other inventories	32.9	31.5

Total inventories	$904.6	$870.3

During 2001, liquidation of LIFO layers generated income of $5.7. In 2002, liquidation of LIFO layers resulted in a loss of $28.8.

Property, Plant and Equipment:    Plant and equipment are depreciated under the straight line method over their estimated lives ranging from 2 to 40 years. The Company’s property, plant and equipment balances as of December 31, 2001 and 2002 are as follows:

	2001	2002
Land, land improvements and leaseholds	$135.8	$144.3
Buildings	344.8	354.6
Machinery and equipment	4,154.1	4,227.4
Construction in progress	108.2	85.3

Total	4,742.9	4,811.6
Less accumulated depreciation	(1,974.6)	(2,179.8)

Property, plant and equipment, net	$2,768.3	$2,631.8

The Company reviews the carrying value of long-lived assets to be held and used and long-lived assets to be disposed of when events and circumstances warrant such a review. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value less cost to dispose for assets to be sold or abandoned. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“Statement”) No. 143, “Accounting for Asset Retirement Obligations,” which requires entities to establish liabilities for legal obligations associated with the retirement of tangible long-lived assets. The Company will adopt the Statement in 2003, but does not believe adoption will have a material effect on its financial statements.

Investments:    The Company has investments in associated companies that are accounted for under the equity method. Because the operations of these companies are integrated with its basic steelmaking operations, the Company includes its proportionate share of the income (loss) of these associated companies in cost of products sold in its consolidated statements of operations.

The Company has a note receivable of $35.0 due from Combined Metals of Chicago L.L.C., an entity in which it holds an equity interest. The note is subordinate to outstanding bank indebtedness of the entity. In the first quarter of 2002, the Company provided a $4.0 letter of credit to support a portion of the entity’s bank

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

indebtedness proportionate to the Company’s equity investment. The Company has recorded no liability related to this letter of credit.

The Company guarantees the performance under an equipment lease that terminates in 2009 of AK-ISG Steel Coating Company, another entity in which it holds an equity interest. At December 31, 2002, the Company’s maximum liability under this guarantee was approximately $24.1, which was not recorded on its financial statements. Payment of any amounts under this guarantee, if necessary, would be made in monthly installments through early 2009.

The Company’s investment in AFSG Holdings, Inc. represents the carrying value of its discontinued insurance and finance leasing businesses, which have been largely liquidated. The activities of the remaining operating companies are being “runoff” and the group is accounted for as a discontinued operation under the liquidation basis of accounting, whereby future cash inflows and outflows are considered. In the fourth quarter of 2001, AFSG Holdings distributed $30.0 of excess funds to the Company, which reduced the carrying value of its AFSG investment. The Company is under no obligation to support the operations or liabilities of this group.

Goodwill and Other Intangible Assets:    The Company adopted Statement No. 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002. Statement No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed annually for possible impairment. During 2002, the Company completed this review, as required, and determined that no impairment was necessary.

As of December 31, 2001 and 2002, goodwill on the consolidated balance sheets was $109.7, of which $107.3 related to Steel Operations and $2.4 related to Snow and Ice Control Products. Other intangible assets on the December 31, 2001 and 2002 consolidated balance sheets were as follows.

	2001	2002
Steel Operations minimum pension liability	$108.2	$90.7
Snow and Ice Control Products other intangible assets	3.7	3.1

Total intangible assets	$111.9	$93.8

The Snow and Ice Control Products’ other intangible assets had an original value of $9.6 and are subject to amortization over a period of up to seventeen years. Had the Company adopted Statement No. 142 at the beginning of 2000, net income (loss) in the indicated years would have been adjusted as follows.

	2000	2001	2002
Reported net income (loss)	$132.4	$(92.4)	$(502.4)
Add: goodwill amortization, net of tax	2.2	2.5	—

Adjusted net income (loss)	$134.6	$(89.9)	$(502.4)

Basic and diluted earnings per share:
Reported net income (loss)	$1.20	$(0.87)	$(4.67)
Goodwill amortization	0.02	0.03	—

Adjusted net income (loss)	$1.22	$(0.84)	$(4.67)

Pension and Other Postretirement Benefits Accounting:    Under its method of accounting for pension and other postretirement benefit plans, the Company recognizes into income, as a fourth quarter adjustment, any unrecognized actuarial net gains or losses that exceed 10% of the larger of projected benefit obligations or plan assets, defined as the corridor. Amounts inside this 10% corridor are amortized over the average remaining service life of active plan participants. Actuarial net gains and losses occur when actual experience differs from any of the many assumptions used to value the plans. Differences between the expected and actual returns on plan assets and changes in interest rates, which affect the discount rates used to value projected plan obligations,

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

can have a significant impact on the calculation of pension net gains and losses from year to year. For other postretirement benefit plans, increases in healthcare trend rates that outpace discount rates could cause unrecognized net losses to increase to the point that an outside-the-corridor charge would be necessary. By immediately recognizing net gains and losses outside the corridor, the Company’s accounting method limits the amounts by which balance sheet assets and liabilities differ from economic net assets or obligations related to the plans. During 2002, the combination of a 4.8% loss on its pension plan assets compared to an assumed 9.25% return, a decrease in the discount rate from 7.25% to 6.75% to reflect declines in prevailing interest rates, and other actuarial losses resulted in a net actuarial loss in excess of the corridor. As a result, the Company recognized, in the fourth quarter of 2002, a non-cash pre-tax pension corridor charge of $572.8 in operating cost. In addition, during 2002, the decrease in the discount rate and rising healthcare costs resulted in the Company recognizing a non-cash, pre-tax corridor charge of $244.0 related to its other postretirement benefit plans. During 2001, a 6.3% investment loss on its pension plan assets compared to an assumed 10% return and a 0.75 percentage point decrease in the discount rate caused the Company to recognize a non-cash pre-tax fourth quarter pension charge of $192.2 in operating cost. In addition, because the decline in asset value in 2001 also led to the pension plans becoming underfunded, the Company recorded a non-cash after-tax reduction in equity of approximately $163.4.

Earnings Per Share:    Reconciliation of numerators and denominators for basic and diluted EPS computations is as follows:

	2000	2001	2002
Income (loss) for calculation of basic earnings per share:
Income (loss) from continuing operations	$134.0	$(91.2)	$(475.6)
Less: Preferred stock dividends	1.0	0.9	1.2

Income (loss) from continuing operations available to common stockholders	133.0	(92.1)	(476.8)
Loss from discontinued operations	1.6	1.2	6.9
Extraordinary loss on retirement of debt	—	—	19.9

Net income (loss) available to common stockholders	$131.4	$(93.3)	$(503.6)

Common shares outstanding (weighted average in millions)	109.5	107.7	107.9

Basic earnings per share:
Income (loss) from continuing operations	$1.21	$(0.86)	$(4.42)
Loss from discontinued operations	0.01	0.01	0.06
Extraordinary loss on retirement of debt	—	—	0.19

Net income (loss)	$1.20	$(0.87)	$(4.67)

Income (loss) for calculation of diluted earnings per share:
Income (loss) from continuing operations	$134.0	$(91.2)	$(475.6)
Less: Preferred stock dividends	1.0	0.9	1.2

Income (loss) from continuing operations available to common stockholders	133.0	(92.1)	(476.8)
Loss from discontinued operations	1.6	1.2	6.9
Extraordinary loss on retirement of debt	—	—	19.9

Net income (loss) available to common stockholders	$131.4	$(93.3)	$(503.6)

Shares (weighted average in millions):
Common shares outstanding	109.5	107.7	107.9
Common stock options outstanding	0.1	—	—

Common shares outstanding as adjusted	109.6	107.7	107.9

Diluted earnings per share:
Income (loss) from continuing operations	$1.21	$(0.86)	$(4.42)
Loss from discontinued operations	0.01	0.01	0.06
Extraordinary loss on retirement of debt	—	—	0.19

Net income (loss)	$1.20	$(0.87)	$(4.67)

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(Common shares in millions)	2000	2001	2002
Stock options	3.3	3.3	3.8
$3.625 convertible preferred stock	0.7	0.7	—

Common Stock Compensation:    Compensation costs related to restricted stock awards granted under the Company’s Stock Incentive Plan (“SIP”) are charged against income during their vesting period. In 2000, 2001 and 2002, the Company recognized compensation costs of $5.6, $7.4 and $5.2, respectively, related to these awards. The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for nonqualified stock options granted under its SIP. The Company adopted the pro forma disclosure requirements of Statement No. 123, “Accounting for Stock-Based Compensation” and related pronouncements. Had compensation cost for the Company’s stock option plans been determined based on fair value consistent with the methodology of Statement No. 123, the Company’s net income (loss) and earnings per share for each year would have been adjusted to the pro forma amounts indicated below:

	2000	2001	2002
Net income (loss) as reported	$132.4	$(92.4)	$(502.4)
Additional compensation cost based on fair value recognition, net of tax	2.6	1.8	1.8

Pro forma net income (loss)	$129.8	$(94.2)	$(504.2)

Basic and diluted earnings per share as reported	$1.20	$(0.87)	$(4.67)

Pro forma basic and diluted earnings per share	$1.18	$(0.88)	$(4.68)

The fair value of options to purchase shares of AK Holding common stock is estimated on the grant date using a Black-Scholes option pricing model considering the appropriate dividend rates along with the following weighted average assumptions:

	2000	2001	2002
Expected volatility	30.2%	33.9%	35.2%
Risk free interest rates	6.64%	4.87%	5.23%
Expected lives	5.0 yrs.	8.25 yrs.	8.50 yrs.

Research and Development Costs:    The Company conducts a broad range of research and development activities aimed at improving existing products and manufacturing processes and developing new products and processes. Research and development costs, which are recorded as expense when incurred, totaled $14.8, $13.4 and $13.6 in 2000, 2001 and 2002, respectively.

Concentrations of Credit Risk:    The Company is primarily a producer of flat-rolled carbon, stainless and electrical steels and steel products, which are sold to a number of markets, including automotive, industrial machinery and equipment, construction, power distribution and appliances. During 2002, 20% of the Steel Operations’ net sales were to General Motors Corporation. The Company sells domestically to customers primarily in the Midwestern and Eastern United States, while approximately 10% of sales are to foreign

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

customers, primarily in Canada, Mexico and Western Europe. Approximately 37% of trade receivables outstanding at December 31, 2002 are due from businesses associated with the U.S. automotive industry. Except in a few situations where the risk warrants it, collateral is not required on trade receivables; and while it believes its trade receivables will be collected, the Company anticipates that in the event of default it would follow normal collection procedures.

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

The carrying value of the Company’s financial instruments does not differ materially from their estimated fair value (primarily based on quoted market prices) at the end of 2001 and 2002 with the exception of the Company’s long-term debt. At December 31, 2002, the fair value of the Company’s long-term debt, including current maturities, was approximately $1,342.7. This amount was determined primarily from quoted market prices. The fair value estimate was based on pertinent information available to management as of December 31, 2002. Management is not aware of any significant factors that would materially alter this estimate since that date. The fair value of the Company’s long-term debt, including current maturities, at December 31, 2001 was approximately $1,409.7.

The Company is a party to derivative instruments that are designated and qualify as hedges under Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” and related pronouncements. The Company’s objective in using such instruments is to protect its earnings and cash flows from fluctuations in the fair value of selected commodities and currencies. The Company does not enter into derivative instruments that do not qualify as hedges, except to the extent that derivative instruments may be acquired in limited circumstances to offset the future effects of an instrument formerly used as a hedge, when that instrument is declared to no longer be a hedge.

In the ordinary course of business, the Company’s income and cash flows may be affected by fluctuations in the price of certain commodities used in its production processes. The Company generally cannot recover higher energy and raw material costs in its selling prices. For certain commodities where such exposure exists, the Company uses cash settled commodity price swaps, collars and purchased options, with a duration of up to three years, to hedge the price of a portion of its natural gas, nickel, aluminum and zinc requirements. The Company designates these instruments as cash flow hedges and the resulting changes in their fair value are recorded in other comprehensive income. Subsequent gains and losses are recognized into cost of products sold in the same period as the underlying physical transaction. As of December 31, 2002, currently valued outstanding commodity hedges would result in the reclassification into earnings of $1.9 in net-of-tax gains within the next twelve months.

In addition, in the ordinary course of business, the Company is subject to risks associated with exchange rate fluctuations on monies received from its European subsidiaries and other customers invoiced in European currencies. In order to mitigate this risk, the Company has entered into a series of agreements for the forward sale of euros at fixed dollar rates. The forward contracts are entered into with durations of up to a year. A typical contract is used as a cash flow hedge for the period from when an order is taken to when a sale is recognized, at

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

which time it converts into a fair value hedge of a euro-denominated receivable. As a fair value hedge, changes in the fair value of the derivative and the gains or losses on the foreign-denominated receivables are recorded currently in other income and provide an offset to one another.

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

Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss:    Comprehensive income (loss) in the Statement of Comprehensive Income (Loss) are presented net of a 40% tax rate. The components of accumulated other comprehensive loss at December 31 are as follows:

	2000	2001	2002
Foreign currency translation	$(2.7)	$(2.1)	$(0.7)
Derivative instrument hedges	—	(28.9)	(0.2)
Unrealized gain/(loss) on investments	(1.0)	8.3	(1.9)
Minimum pension liability	(1.2)	(164.6)	(175.4)

Total	$(4.9)	$(187.3)	$(178.2)

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

2.    Pension and Other Postretirement Benefit Plans

The Company provides a noncontributory pension and various healthcare and life insurance benefits to most employees and retirees. While the major pension plans are not fully funded, based on current assumptions, no cash payments to the pension plans are expected until 2005. If actual experience differs from these assumptions, funding could be required as early as 2004. Although most retiree health and life insurance benefits are funded as claims are paid, the Company has established a healthcare trust as a means of prefunding a small portion of these benefits.

	Pension Benefits		Other Benefits
	2001	2002	2001	2002
Change in benefit obligations:
Benefit obligations at beginning of year	$3,136.7	$3,341.4	$1,476.5	$1,672.4
Service cost	33.3	35.6	8.7	10.5
Interest cost	239.2	231.0	113.6	116.1
Plan participants’ contributions	—	—	15.4	20.4
Actuarial loss	244.1	219.8	192.4	282.8
Amendments	11.9	—	—	(1.0)
Curtailments	—	—	—	(6.4)
Benefits paid	(323.8)	(332.9)	(134.2)	(149.6)

Benefit obligations at end of year	$3,341.4	$3,494.9	$1,672.4	$1,945.2

Change in plan assets:
Fair value of plan assets at beginning of year	$3,472.4	$2,941.7	$161.6	$104.6
Actual loss on plan assets	(212.8)	(133.2)	(8.3)	(1.0)
Employer contributions	5.9	38.6	70.1	70.1
Plan participants’ contributions	—	—	15.4	20.4
Benefits paid	(323.8)	(332.9)	(134.2)	(149.6)

Fair value of plan assets at end of year	$2,941.7	$2,514.2	$104.6	$44.5

Funded status	$(399.7)	$(980.7)	$(1,567.8)	$(1,900.7)
Unrecognized net actuarial loss	331.5	343.8	166.5	194.5
Unrecognized prior service cost	113.7	97.6	(72.7)	(59.1)
Unrecognized initial net benefit obligation	1.9	—	—	—

Net amount recognized	$47.4	$(539.3)	$(1,474.0)	$(1,765.3)

Amounts recognized in the consolidated balance sheets consist of:
Prepaid benefit cost	$1.4	$1.7	$—	$—
Accrued benefit liability	(334.4)	(921.7)	(1,474.0)	(1,765.3)
Intangible asset	108.2	90.7	—	—
Accumulated other comprehensive income	272.2	290.0	—	—

Net amount recognized	$47.4	$(539.3)	$(1,474.0)	$(1,765.3)

Assumptions at year end for the consolidated Company are as follows:

	Pension Benefits			Other Benefits
	2000	2001	2002	2000	2001	2002
Discount rate	8.00%	7.25%	6.75%	8.00%	7.25%	6.75%
Expected return on plan assets	10.00%	9.25%	8.75%	10.00%	9.25%	8.75%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

For measurement purposes, healthcare costs are assumed to increase 10% during 2003, and thereafter this rate decreases 1% per year until reaching the ultimate trend rate of 4.5% in 2009.

The following relates to pension plans with an accumulated benefit obligation in excess of plan assets.

	2001	2002
Projected benefit obligation	$3,331.4	$3,483.2
Accumulated benefit obligation	3,262.8	3,418.8
Fair value of plan assets	2,931.5	2,502.2

The components of net periodic benefit costs for the years 2000, 2001 and 2002 are as follows:

	Pension Benefits			Other Benefits
	2000	2001	2002	2000	2001	2002
Components of net periodic benefit cost:
Service cost	$33.9	$33.3	$34.9	$8.3	$8.7	$10.5
Interest cost	239.7	239.2	230.9	105.2	113.6	116.1
Expected return on plan assets	(321.2)	(332.8)	(258.2)	(14.0)	(12.7)	(5.9)
Amortization of prior service cost	12.9	14.3	15.9	(14.3)	(14.4)	(14.2)
Recognized net actuarial loss/(gain)
Annual amortization	(20.4)	(18.3)	27.0	(7.7)	(3.7)	11.5
Fourth quarter corridor charge	—	194.0	572.8	—	—	244.0
Settlement curtailment loss/(gain)	1.1	—	0.1	—	—	(0.4)
Amortization of unrecognized initial net obligation	6.3	6.3	1.9	—	—	—

Net periodic benefit cost (income)	$(47.7)	$136.0	$625.3	$77.5	$91.5	$361.6

The fourth quarter corridor charges were recorded to recognize net actuarial losses outside the 10% corridor under the Company’s method of accounting for pensions and other postretirement benefits as described in Note 1.

Assumed healthcare cost trend rates have a significant effect on the amounts reported for healthcare plans. A one-percentage-point change in the assumed healthcare cost trend rates would have the following effects:

	One-Percentage-Point
	Increase	Decrease
Effect on total service cost and interest cost components	$12.4	$(11.1)
Effect on postretirement benefit obligation	168.3	(152.9)

In addition to defined benefit pension plans, most employees are eligible to participate in various defined contribution plans. Total expense related to these plans was $12.6 in 2000, $2.2 in 2001 and $2.5 in 2002. The 2001 and 2002 expense was significantly lower because no variable matching contribution was payable to non-represented employees for those years.

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

3.    Common Stock Compensation

AK Steel Holding Corporation’s Stock Incentive Plan (the “SIP”) permits the granting of nonqualified stock options and restricted stock awards to directors, officers and key management employees of the Company. These nonqualified option and restricted stock awards may be granted with respect to an aggregate maximum of 11 million shares through the period ending December 31, 2007. The exercise price of each option may not be less than the market price of the Company’s common stock on the date of the grant. Stock options have a maximum term of 10 years and may not be exercised earlier than six months following the date of grant (or such other term as may be specified in the award agreement). The nonqualified stock options vest at the rate of 33% per year over three years. Generally, 25% of the shares covered by a restricted stock award vest two years after the date of the award and an additional 25% vest on the third, fourth and fifth anniversaries of the date of the award.

A summary of the status of stock options under the SIP as of December 31, 2000, 2001 and 2002 and changes during each of those years is presented below:

	2000		2001		2002
Stock Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,883,471	$17.90	3,405,519	$17.88	3,428,019	$16.50
Granted	789,000	16.15	580,500	9.37	482,000	12.00
Exercised	252,952	13.02	—	—	25,136	9.98
Forfeited	14,000	19.27	558,000	17.51	79,380	14.09

Outstanding at end of year	3,405,519	17.88	3,428,019	16.50	3,805,503	16.03

Options exercisable at year end	2,156,047	17.60	2,215,881	18.01	2,706,530	17.68

The weighted average fair value per share of options granted during 2000, 2001 and 2002 were $4.59, $3.27 and $6.34, respectively.

The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$ 6.69 to $ 8.23	5,000	9.8 yrs.	$6.69	—	$—
$ 8.24 to $10.98	750,755	7.9 yrs.	9.48	303,779	9.62
$10.99 to $13.72	792,462	6.2 yrs.	12.05	317,130	11.94
$13.73 to $16.46	167,332	2.4 yrs.	13.84	167,332	13.84
$16.47 to $19.21	1,133,298	5.9 yrs.	18.52	961,633	18.58
$19.22 to $21.95	513,656	3.8 yrs.	20.39	513,656	20.39
$21.96 to $24.69	418,000	6.3 yrs.	23.51	418,000	23.51
$24.70 to $27.44	25,000	6.3 yrs.	26.64	25,000	26.64

During 2000, 2001 and 2002, the Company issued to certain employees 476,641, 285,994 and 279,963 shares of common stock, subject to restrictions, with weighted average grant-date fair values of $12.68, $9.26 and $12.06 per share, respectively.

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

4.    Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return. This return includes all domestic companies 80% or more owned by the Company and the proportionate share of the Company’s interest in partnership investments. State tax returns are filed on a consolidated, combined or separate basis depending on the applicable laws relating to the Company and its domestic subsidiaries.

On March 9, 2002, the President of the United States signed into law the Job Creation and Worker Assistance Act. One of the provisions of the Act increases the net operating loss carryback period from two years to five years for losses generated in tax years 2001 and 2002 and allows a net operating loss deduction arising in these tax years to offset 100% of alternative minimum taxable income during the carryback period. Application of this provision allowed the Company to claim and receive refunds totaling $52.3 in 2002. These refunds reduced the Company’s deferred tax asset but did not affect reported net income or loss.

The United States and foreign components of income (loss) from continuing operations before income taxes consist of the following:

	2000	2001	2002
United States	$210.7	$(148.5)	$(805.6)
Foreign	1.9	3.7	2.7

Total	$212.6	$(144.8)	$(802.9)

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2001 and 2002 are as follows:

	2001	2002
Deferred tax assets:
Net operating loss and tax credit carryforwards	$514.1	$434.8
Postretirement benefit reserves	588.0	700.7
Pension reserves	78.5	314.2
Other reserves	104.4	108.9
Valuation reserve	(157.7)	(159.4)

Total deferred assets	1,127.3	1,399.2

Deferred tax liabilities:
Depreciable assets	(613.9)	(623.6)
Inventories	(43.3)	(18.9)

Total deferred liabilities	(657.2)	(642.5)

Net asset	$470.1	$756.7

Temporary differences represent the cumulative taxable or deductible amounts recorded in the consolidated financial statements in different years than recognized in the tax returns. The postretirement benefit difference includes amounts expensed in the consolidated financial statements for healthcare, life insurance and other postretirement benefits, which become deductible in the tax return upon payment or funding in qualified trusts. Other temporary differences represent principally various expenses accrued for financial reporting purposes which are not deductible for tax reporting purposes until paid. The depreciable assets temporary difference represents generally tax depreciation in excess of financial statement depreciation. The inventory difference relates primarily to differences in the LIFO reserve, reduced by tax overhead capitalized in excess of book amounts.

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

At December 31, 2002, the Company had regular tax net operating loss carryforwards for federal tax purposes expiring as follows:

Year Expiring	Net Operating Loss Carryforward
2003	$9.1
2004	8.4
2005	230.1
2006	199.2
2007	139.8
2008	33.3
2009	44.4
2010	35.1
2019	42.4
2020	39.3
2021	278.7

Total	$1,059.8

At December 31, 2002 the Company had Alternative Minimum Tax (“AMT”) net operating loss carryforwards of $398.0 which, unless utilized, will expire in the years 2003 through 2021. In addition, at December 31, 2002, the Company had unused AMT credit carryforwards of $18.2, which may be used to offset future regular income tax liabilities. These credits can be carried forward indefinitely.

In order to fully recognize the deferred tax asset recorded as of December 31, 2002, the Company will need to generate taxable income of approximately $1.9 billion, primarily during the next 20 years, to utilize its temporary differences and net operating loss carryforwards before they expire. Included in this amount is approximately $313.0 of taxable income necessary to utilize approximately $109.0 of the deferred tax asset (net of valuation allowance) related to net operating loss carryovers expiring in the years 2004 – 2010. The Company records a valuation allowance to reduce its deferred tax assets to an amount that is more likely than not to be realized. In estimating levels of future taxable income, the Company has considered historical results of operations in recent years and would, if necessary, consider the implementation of prudent and feasible tax planning strategies to generate future taxable income. If future taxable income is less than the amount that has been assumed in determining the deferred tax asset, then an increase in the valuation reserve will be required, with a corresponding charge against income. On the other hand, if future taxable income exceeds the level that has been assumed in calculating the deferred tax asset, the valuation reserve could be reduced, with a corresponding credit to income. AK Steel merged with and into Armco Inc. in September 1999. The Company’s ability to utilize Armco’s net operating loss and tax credit carryforwards as of the date of the merger is limited by Section 382 of the Internal Revenue Code. The Company has recorded a valuation reserve for those carryforward amounts that are expected to expire prior to being used as a result of the limits imposed by Section 382.

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Significant components of the provision (benefit) for income taxes are as follows:

	2000	2001	2002
Continuing operations:
Current:
Federal	$(9.7)	$(2.7)	$(52.3)
State	(4.9)	0.4	(0.2)
Foreign	0.9	1.5	1.2
Deferred:
Federal	72.1	(51.7)	(232.8)
State	20.2	(0.9)	(43.1)
Foreign	—	(0.2)	(0.1)

Total tax provision (benefit) on continuing operations	78.6	(53.6)	(327.3)
Discontinued operations	(0.9)	(0.7)	(4.5)
Extraordinary loss on early retirement of debt	—	—	(11.8)

Total tax provision (benefit)	$77.7	$(54.3)	$(343.6)

The reconciliation of income tax on continuing operations computed at the U.S. federal statutory tax rates to actual income tax expense (benefit) is as follows:

	2000	2001	2002
Income (loss) at statutory rate	$73.8	$(51.9)	$(282.0)
State and foreign tax provisions	16.2	0.8	(42.3)
Reduction in deferred tax asset valuation reserve	(84.7)	2.2	—
Expired net operating and capital loss carryovers	73.9	—	—
Other permanent differences	(0.6)	(4.7)	(3.0)

Total tax provision (benefit) on continuing operations	$78.6	$(53.6)	$(327.3)

The Company and the Internal Revenue Service have concluded the examinations of federal income tax returns filed for the years 1994 through 1998. The Company’s 1999 through 2001 returns are currently under examination. In addition, in the normal course of business, the state and local tax returns of the Company and its subsidiaries are routinely subjected to examination by various taxing jurisdictions. However, the Company believes that the outcomes of these examinations will not have any material adverse impact on the Company’s financial position, results of operations or cash flows.

The statute of limitations has lapsed with respect to Armco’s federal income tax returns for 1998 and prior years, and as a result these returns are closed to assessments of additional tax. However, the net operating loss carryforwards from these years remain open to adjustment. Armco was in a cumulative net operating loss carryforward position from 1983 through the date of the merger. In addition, at the time of the merger, Armco had loss carryforwards that were substantially in excess of the amounts that are expected to be used each year after the merger, because of the limits on the loss utilization imposed by Section 382. Consequently, the Company believes that any IRS audit adjustments to the loss carryforwards would not be sufficient to reduce the carryovers below the amounts for which a deferred tax benefit has been provided.

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

5.    Long-Term Debt and Other Financing

At December 31, 2001 and 2002, the Company’s long-term debt balances were as follows:

	2001	2002
Senior Secured Notes Due 2004 (interest rates of 8.48% to 9.05%)	$187.5	$125.0
9 1/8% Senior Notes Due 2006	550.0	—
9% Senior Notes Due 2007	117.4	117.4
8 7/8% Senior Notes Due 2008	33.5	33.5
7 7/8% Senior Notes Due 2009	450.0	450.0
7 3/4% Senior Notes Due 2012	—	550.0
Tax Exempt Financing Due 2008 through 2029 (variable rates of 1.10% to 2.05% in 2002)	50.2	49.4
Other, including unamortized discount	13.9	(2.9)

Total debt	1,402.5	1,322.4
Less: current maturities	78.0	62.5

Total long-term debt	$1,324.5	$1,259.9

At December 31, 2002, the maturities of long-term debt (excluding unamortized discount) are as follows:

2003	$62.5
2004	62.5
2005	—
2006	—
2007	117.4
2008 and thereafter	1,082.9

Total Maturities	$1,325.3

The proceeds of the Senior Secured Notes Due 2004 were used for the construction of the Rockport Works and the notes are collateralized by Rockport’s hot-dip galvanizing and galvannealing line and its continuous cold mill. In addition, at December 31, 2001, $15.5 of long-term debt, including current maturities, represented financing used to construct certain other fixed assets, which were pledged as collateral. This debt was retired in 2002.

In conjunction with construction of the Rockport Works, in 1997 the Spencer County (Indiana) Redevelopment District issued $23.0 in Taxable Tax Increment Revenue Bonds. Proceeds from the bond issue were used by the Company for the acquisition of land and site improvements at the facility. The source of the District’s scheduled principal and interest payments through maturity in 2017 is a designated portion of AK Steel’s real and personal property tax payments. The Company is obligated to pay any deficiency in the event its annual tax payments are insufficient to enable the District to make principal and interest payments when due. At December 31, 2002, the remaining semiannual payments of principal and interest due through the year 2017 total $73.1. The Company includes potential payments due in the coming year under this agreement in its annual property tax accrual.

On June 11, 2002, the Company issued and sold $550.0 of 7 3/4% Senior Notes Due 2012. Net of a discount to the initial purchasers and fees, the sale generated cash proceeds of $538.1. On July 11, 2002, these proceeds,

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

along with cash on hand, were used to retire all $550.0 of the Company’s 9 1/8% Senior Notes Due 2006 at a total cost of $575.1, which included a redemption premium of $25.1. In the twelve months ended December 31, 2002, the Company recognized a pre-tax loss of $31.7 ($19.9 after tax, or $0.19 per share) for the redemption of the 9 1/8% Senior Notes.

At December 31, 2002, the Company had $138.3 of availability under its $300.0 accounts receivable purchase credit facility, which expires September 30, 2004. As of December 31, 2002, the Company had no borrowings under the credit facility; however, availability was limited by $82.3 of outstanding letters of credit and a reduced pool of eligible receivables.

6.    Operating Leases

Rental expense in income (loss) from continuing operations was $25.0, $19.2 and $20.9 for 2000, 2001 and 2002, respectively.

At December 31, 2002, obligations to make future minimum lease payments were as follows:

2003	$1.6
2004	1.2
2005	0.7
2006	0.6
2007	0.4

7.    Stockholders’ Equity

Preferred Stock:    On September 30, 2002, the Company expended $13.1 to redeem and retire all 259,481 outstanding shares of its $3.625 cumulative convertible preferred stock at a redemption price of $50.3625 per share.

Common Stock:    The holders of common stock are entitled to receive dividends when and as declared by the Board of Directors out of funds legally available for distribution. The holders have one vote per share in respect of all matters and are not entitled to preemptive rights.

Dividends:    In each of the first two quarters of 2001, the Company paid a common stock dividend of $0.0625 per share before suspending common stock dividends for the final two quarters. No common stock dividends were paid in 2002. In addition, from the fourth quarter of 1999 through the third quarter of 2001, the Company paid regular quarterly dividends of $0.90625 per share on its $3.625 preferred stock. In the fourth quarter of 2001, the Company suspended the regular preferred stock dividend and paid no dividends until September 30, 2002. The declaration and payment of cash dividends is subject to restrictions imposed by a covenant contained in the instruments governing its outstanding senior debt. Common and preferred dividends were reduced and ultimately suspended in 2001 because of the restrictions imposed by this covenant. However, effective August 8, 2002, the Company received consents from the holders of its other outstanding senior notes to amend the covenant applicable to each of those notes to conform to the covenant applicable to its new 7 3/4% Senior Notes Due 2012. The amended covenant allows the Company to resume payment of dividends, if declared by the Board of Directors, and to redeem or purchase shares of its outstanding capital stock, subject to a formula that reflects cumulative net earnings. In addition, the amended covenant permits the payment of up to $50.0 of dividends through June 30, 2004, without regard to cumulative earnings. On September 30, 2002, the Company paid preferred stock dividends in an aggregate amount of $0.9, or $3.625 per share, representing current quarter dividends and the accumulated arrearage of the three previous quarters.

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Stockholder Rights Plan:    On January 23, 1996, the Board of Directors adopted a Stockholder Rights Plan pursuant to which it has issued one Preferred Share Purchase Right (collectively, the “Rights”) for each share of common stock outstanding. The Rights are generally not exercisable unless, and no sooner than 10 business days after, any person or group acquires beneficial ownership of 20% or more of the Company’s voting stock or announces a tender offer that could result in the acquisition of 30% or more of such voting stock. In addition, each Right entitles the holder, upon occurrence of certain specified events, to purchase 1/200th of a share of Series A Junior Preferred Stock (“Junior Preferred Stock”) at an exercise price of $65 per share. Each share of Junior Preferred Stock, if and when issued, will entitle the holder to 200 votes in respect of all matters submitted to a vote of the holders of common stock. Upon the occurrence of certain events, holders of the Rights would be entitled to purchase either shares of the Company or an acquiring entity at half of market value. The Rights are redeemable, under certain circumstances, at any time prior to their expiration on January 23, 2006.

8.    Segment Information

The Company’s Steel Operations consist of steel production and finishing plants in Butler, Pennsylvania; Ashland, Kentucky; Coshocton, Mansfield, Middletown, and Zanesville, Ohio; and Rockport, Indiana that produce flat-rolled steels, including premium quality coated, cold-rolled and hot-rolled carbon steel, and specialty stainless and electrical steels produced in slab, hot band, sheet and strip. Steel products are primarily for sale to the domestic automotive, appliance, industrial machinery and equipment, and construction markets. Steel Operations also include AK Tube, L.L.C., a manufacturer and distributor that further finishes flat rolled steel into welded steel tubing used primarily in the automotive, large truck and construction markets and European trading companies that buy and sell steel and manufactured steel products.

The Company’s Snow and Ice Control Products segment consists of Douglas Dynamics, L.L.C., the largest North American manufacturer of snowplows and salt and sand spreaders for four-wheel drive light trucks.

In addition, the Company owns and operates an industrial park on the Houston, Texas ship channel, which is reported in Other Operations, below.

On April 19, 2002, the Company sold its Sawhill Tubular division, which had been reported in Other Operations. Sawhill Tubular’s results were reclassified to discontinued operations and assets subject to the sale transaction were grouped into assets held for sale in the financial presentation below.

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Accounting policies for the segments are the same as those described in the summary of significant accounting policies in Note 1. Management evaluates the performance of these segments based on their operating profit. All corporate expenses and assets are included in the Steel Operations segment. Information regarding the Company’s operating segments is as follows:

	2000	2001	2002
Net Sales:
Steel Operations	$4,276.8	$3,681.7	$4,158.8
Snow and Ice Control Products	112.8	138.8	116.7
Other Operations	14.1	12.9	13.5

Total	$4,403.7	$3,833.4	$4,289.0

Operating Profit (Loss):
Steel Operations	$300.7	$(66.7)	$(737.7)
Snow and Ice Control Products	30.5	41.0	30.7
Other Operations	9.6	7.9	8.6

Total	$340.8	$(17.8)	$(698.4)

Depreciation:
Steel Operations	$223.8	$222.1	$221.2
Snow and Ice Control Products	2.7	2.9	3.2
Other Operations	0.8	0.8	1.0

Total	$227.3	$225.8	$225.4

Capital Investments:
Steel Operations	$127.2	$101.8	$83.6
Snow and Ice Control Products	5.0	3.0	6.1
Other Operations	3.6	3.2	4.1

Total	$135.8	$108.0	$93.8

Total Assets:
Steel Operations	$5,044.0	$5,039.5	$5,295.8
Snow and Ice Control Products	71.0	74.5	73.9
Assets held for sale	103.5	85.0	—
Other Operations	21.3	26.8	30.0

Total	$5,239.8	$5,225.8	$5,399.7

AK Tube, L.L.C., acquired in 2001, was reclassified from Other Operations to Steel Operations to recognize its role as a vertically integrated steel processor. This reclassification was applied retroactively.

The following presents Steel Operations’ net sales by product line:

	2000	2001	2002
Carbon	$2,579.9	$2,280.0	$2,635.3
Stainless and electrical	1,696.9	1,375.9	1,444.8
Tubular	—	24.1	78.7
Other	—	1.7	—

Total	$4,276.8	$3,681.7	$4,158.8

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Steel Operations net sales to General Motors Corporation, the Company’s largest customer, accounted for approximately 15%, 18% and 20% of the segment’s net sales in 2000, 2001 and 2002, respectively. No other customer accounted for more than 10% of segment net sales for any of these years.

Steel Operations net sales to customers located outside the United States totaled $332.0, $407.1 and $439.4 for 2000, 2001 and 2002, respectively.

Steel Operations operating losses in 2001 and 2002 include all of the unusual items described in Note 9. Steel Operations operating profit (loss) also includes income (loss) from equity companies of $(1.4), $0.8 and $1.9 for 2000, 2001 and 2002, respectively.

9.    Unusual Items

As more fully explained in Note 1 in the paragraph entitled Pension and Other Postretirement Benefits Accounting, under its method of accounting for pension and other postretirement benefit plans, the Company recognized as unusual items fourth quarter non-cash corridor charges of $192.2 and $816.8 in 2001 and 2002, respectively. An additional $1.8 corridor charge in 2001 related to Sawhill Tubular, a discontinued operation.

In the fourth quarter of 2001, the Company’s primary health insurance provider converted from a mutual insurance company to a corporation, issuing shares of its common stock to certain of its long-time policyholders. As a major policyholder, AK Steel received shares of common stock, recording a benefit of $49.9. This benefit is net of a liability established for the portion of the proceeds deemed to be healthcare plan assets, the value of which were determined by multiplying the fair value of the shares times the ratio of employee-paid premiums to total premiums paid to Anthem.

The Company is, and has been for a number of years, in the process of remediating sites where hazardous material may have been released, including sites no longer owned by AK Steel. In addition, a number of lawsuits alleging asbestos exposure have been filed and continue to be filed against AK Steel. The Company has established reserves for estimated probable costs related to asbestos claim settlements and environmental investigation, monitoring and remediation. The reserves do not consider the potential for insurance recoveries and if these reserves are not adequate to meet future claims then operating results and cash flows may be negatively impacted. During 2002, the Company recorded a pre-tax benefit of $23.9 arising from insurance settlements entered into by the Company with certain of its insurance carriers, partially offset by an increase in environmental reserves. The settlement benefit is net of legal fees and expenses. The settlement amount represented a negotiated dollar value the Company accepted for reimbursement of past environmental and asbestos expenditures and, to a lesser extent, to release the insurance companies from a responsibility to reimburse the Company for future covered expenditures under the policies. The total amount was not expressly allocated between past and future costs nor was it expressly allocated between environmental and asbestos coverage, where the carriers covered both types of claims. As a result of these settlements, several insurance policies have been commuted. However, other existing insurance policies covering asbestos and environmental contingencies may serve to mitigate future covered expenditures.

In the fourth quarter of 2002, the Company recorded a $10.9 impairment against its investment in Eveleth Taconite Mines L.L.C. (EVTAC), a business the Company accounts for using the equity method. EVTAC, a company that produces iron ore pellets used in the production of steel, is a joint venture of AK Steel, Rouge Steel and Stelco. The impairment, which reduces the carrying value of EVTAC to zero, resulted from the joint venture’s loss of several major customers, including the Company, which has elected to purchase its iron ore requirements from other sources.

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

10.    Commitments

The principal raw materials required for AK Steel’s steel manufacturing operations are iron ore, coal, coke, electricity, natural gas, oxygen, chrome, nickel, silicon, molybdenum, zinc, limestone, carbon and stainless steel scrap and other commodity materials. In addition, AK Steel purchases carbon steel slabs from other steel producers to supplement the production from its own steelmaking facilities. Purchases of coal, iron ore and limestone, as well as transportation services, are made at negotiated prices under annual and multi-year agreements. Most purchases of carbon steel slabs, carbon and stainless steel scrap, natural gas and other raw materials are made at prevailing market prices, which are subject to fluctuation in accordance with supply and demand. AK Steel believes that adequate sources of supply exist for all of its energy and raw material requirements.

The Company has entered into derivative transactions to hedge the price of natural gas and certain raw materials. As of December 31, 2002, the consolidated balance sheets included current and noncurrent assets of $10.7 and $0.1, respectively, and current and noncurrent liabilities of $7.7 and $1.9, respectively, for the fair value of these derivatives. The effect on cash of settling these amounts is expected to be offset by differences in the prices paid for the commodities being hedged.

At December 31, 2002, commitments for future capital investments totaled approximately $46.1, all of which will be funded in 2003.

11.    Legal and Environmental Contingencies

Domestic steel producers, including the Company, are subject to stringent federal, state and local laws and regulations relating to the protection of human health and the environment.

The Company has expended the following for environmental-related capital investments and environmental compliance:

	2000	2001	2002
Environmental related capital investments	$10.1	$18.8	$6.0
Environmental compliance costs	93.5	99.5	100.4

In addition to the items discussed below, the Company is involved in routine litigation, environmental proceedings, and claims pending with respect to matters arising out of the normal conduct of the business. Except to the limited extent noted below with respect to the claims in the Federal Action, management believes that the ultimate disposition of the following proceedings will not have, individually or in the aggregate, a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

AK Steel and its predecessors have been conducting steel manufacturing and related operations for more than 100 years. Although their operating practices are believed to have been consistent with prevailing industry standards during this time, hazardous materials may have been released in the past at one or more operating sites, including sites that are no longer owned by AK Steel. Potential remediation expenditures have been estimated for those sites where future remediation efforts are probable based on identified conditions, regulatory requirements or contractual obligations arising from the sale of a business or facility.

Pursuant to the Resource Conservation and Recovery Act (“RCRA”), which governs the treatment, handling and disposal of hazardous waste, the United States Environmental Protection Agency (“EPA”) and authorized

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

state environmental agencies may conduct inspections of RCRA regulated facilities to identify areas where there have been releases of hazardous waste or hazardous constituents into the environment and may order the facilities to take corrective action to remediate such releases. The Company’s major steelmaking facilities are subject to RCRA inspections by environmental regulators. While the Company cannot predict the future actions of these regulators, the potential exists for required corrective action at these facilities.

Under authority conferred by the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the EPA and state environmental authorities have conducted site investigations at certain of AK Steel’s facilities, portions of which previously had been used for disposal of materials that are currently subject to regulation. While the results of these investigations are still pending, AK Steel could be directed to expend funds for remedial activities at the former disposal areas. Because of the uncertain status of these investigations, however, management cannot predict whether or when such expenditures might be required or their magnitude.

On July 27, 2001, AK Steel received a Special Notice Letter from the EPA requesting that AK Steel agree to conduct a Remedial Investigation/Feasibility Study (“RI/FS”) and enter into an administrative order on consent pursuant to Section 122 of CERCLA regarding the former Hamilton Plant located in New Miami, Ohio. The Hamilton Plant is no longer an operating steel mill, having ceased operations in 1990, and all of its former structures have been demolished and removed. While AK Steel does not believe that a site-wide RI/FS is necessary or appropriate at this time, in April 2002, AK Steel entered into a mutually agreed-upon administrative order on consent to perform such an investigation and study of the Hamilton Plant site. The Company has accrued the projected cost of the study at the Hamilton Plant of $1.0 and the study is projected to take approximately five years to complete.

Federal regulations promulgated pursuant to the Clean Water Act impose categorical pretreatment limits on the concentrations of various constituents in coke plant wastewater prior to discharge into publicly owned treatment works (“POTW”). Due to concentrations of ammonia and phenol in excess of these limits in wastewater from the Middletown Works, AK Steel, through the Middletown POTW, petitioned the EPA for “removal credits,” a type of compliance exemption, based on the Middletown POTW’s satisfactory treatment of the wastewater for ammonia and phenol. The EPA declined to review the petition on the grounds that it had not yet promulgated new sludge management rules. AK Steel thereupon sought and obtained from the United States District Court for the Southern District of Ohio an injunction prohibiting the EPA from instituting enforcement action against AK Steel for noncompliance with the pretreatment limitations, pending the EPA’s promulgation of the applicable sludge management regulations. Management is unable to predict the outcome of this matter. However, if the EPA eventually refuses to grant the petition for removal credits, AK Steel could incur additional costs to construct pretreatment facilities at the Middletown Works.

On February 27, 1995, the Ohio Environmental Protection Agency (“OEPA”) issued a Notice of Violation with respect to the Zanesville Works alleging noncompliance with both a 1993 order and various state regulations regarding hazardous waste management. AK Steel is continuing to work with the OEPA and the Ohio Attorney General’s Office to achieve final resolution of this matter. In addition, on October 9, 2002, AK Steel entered into an administrative consent order with the EPA Region 5 pursuant to Section 3013 of the RCRA. Pursuant to this consensual order, AK Steel agreed to investigate certain areas of the Zanesville Works. AK Steel and the EPA are still discussing the scope of that investigation.

On June 29, 2000, the United States filed a complaint on behalf of the EPA against AK Steel in the U.S. District Court for the Southern District of Ohio (the “Federal Action”) for alleged violations of the Clean Air

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Act, the Clean Water Act and the RCRA. On the same date, AK Steel filed a Verified Complaint for Declaratory and Injunctive Relief in the Court of Common Pleas for Butler County, Ohio (the “State Action”) against the State of Ohio and the OEPA seeking a declaration that, among other things, (a) AK Steel is in compliance with its operating permits for the blast furnace and basic oxygen furnaces at its Middletown Works, which would preclude the State of Ohio and the OEPA from taking any action to order or enforce obligations on AK Steel with respect to those facilities, and (b) that any emissions from the Middletown Works do not cause, or otherwise contribute to, a public nuisance. On June 30, 2000, the State of Ohio moved to intervene in the Federal Action. On August 17, 2000, the EPA issued an order to AK Steel pursuant of Section 7003 of the RCRA requiring it to investigate and remediate alleged polychlorinated biphenyls (“PCBs”) and polycyclic aromatic hydrocarbons (“PAHs”) in Monroe Ditch and Dick’s Creek, which are located on and adjacent to the Middletown Works. AK Steel appealed the EPA’s order to the U.S. District Court for the Southern District of Ohio, where it was consolidated with the Federal Action. On March 29, 2001, the U.S. District Court ruled that the State of Ohio could conditionally intervene in the Federal Action. Subsequently, Ohio filed a conditional complaint, which included various environmental claims, including seven air pollution claims. On May 9, 2001, AK Steel moved to dismiss all of Ohio’s claims in the Federal Action. On July 27, 2001, the Court of Common Pleas in the State Action declared null and void two Notices of Violation issued by the OEPA upon which certain of the air pollution claims of the EPA and State of Ohio in the Federal Action were predicated. Subsequently, the court held that that effectively concluded the State Action. AK Steel appealed that holding to the 12th District Court of Appeals in Butler County, Ohio. This appeal has been fully briefed. AK Steel is awaiting a decision from the 12th District Court of Appeals. On October 17, 2001, the OEPA issued purported Final Findings and Orders (“FF&Os”) to AK Steel containing allegations that were similar to those set forth in the two original Notices of Violation that had been declared null and void in the State Action. At the same time, the State of Ohio moved to amend its conditional complaint in the Federal Action to withdraw four of its air pollution claims, which were predicated on the two original Notices of Violation that were declared null and void. On September 27, 2001, the U.S. District Court dismissed with prejudice the EPA’s air pollution claim, which had been predicated on the two voided Notices of Violation letters. In addition, on December 19, 2001, the U.S. District Court stayed the remaining three air pollution claims of the OEPA in the Federal Action pending resolution of AK Steel’s related administrative appeal to the Ohio Environmental Review Appeals Commission addressing the newly issued OEPA FF&Os. On January 3, 2003, the U.S. District Court granted AK Steel’s motion to dismiss as to six of the seven OEPA air pollution claims, but denied AK Steel’s motion with regard to the OEPA’s remaining claims in the Federal Action. On January 3, 2003, the U.S. District Court also denied Ohio’s motion for leave to file a second amended complaint to reassert certain air pollution claims against AK Steel based upon the OEPA’s October 17, 2001, FF&Os. Also on January 3, 2003, the U.S. District Court allowed the Sierra Club and the National Resources Defense Council to intervene in the Federal Action. Their complaint is virtually identical to the complaint filed by the United States on June 29, 2000. On January 17, 2003, the EPA withdrew its administrative order issued to AK Steel under Section 7003 of the RCRA regarding the investigation and remediation of alleged PCBs and PAHs in Monroe Ditch and Dick’s Creek. Discovery has commenced, but no trial date has yet been set in the Federal Action. AK Steel is vigorously contesting all of the remaining claims. If the plaintiffs are ever completely successful in obtaining the relief they have sought in the Federal Action with respect to the air pollution claims, it could result in significant penalties and require a substantial capital investment to install interim pollution control equipment on the blast furnace and basic oxygen furnaces at the Middletown Works under current state pollution control regulations before certain proposed new federal regulations are made final. Once those proposed new federal regulations become final, AK Steel could then be required to make another substantial capital investment to replace the interim pollution control equipment. Under those circumstances, AK Steel may conclude that it is more cost-effective to purchase slabs than to make them at the Middletown Works and may elect to shut down the hot end facilities of the Middletown Works. If the EPA and OEPA are completely successful in obtaining the relief they seek in the Federal Action with respect to their

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

water and/or RCRA claims, it could result in substantial penalties and an order requiring AK Steel to investigate and remediate alleged PCBs and PAHs in Monroe Ditch and Dick’s Creek and/or other alleged hazardous constituents at the Middletown Works. At this time, AK Steel is unable to estimate the cost of an adverse outcome related to the air pollution, water pollution or RCRA claims or the potential cost of a shutdown of the hot end of the Middletown Works.

On September 30, 1998, Armco received an order from the EPA under Section 3013 of RCRA requiring it to develop a plan for investigation of eight areas of the Mansfield Works that allegedly could be sources of contamination. A site investigation began in November 2000 and is continuing. The Company has accrued the projected cost of the study at the Mansfield Works of approximately $1.4 and the study is projected to take approximately five years to complete.

On June 27, 2000, the EPA issued an Emergency Order pursuant to the Safe Drinking Water Act to AK Steel’s Butler Works located in Butler, Pennsylvania concerning discharge of nitrate/nitrite compounds to the Connoquenessing Creek, an occasional water source for the Borough of Zelienople. On March 2, 2001, AK Steel entered in an agreed administrative order with the EPA calling for, among other things, a decrease in the levels of nitrates and nitrites in the treated water discharged to waters of the Commonwealth of Pennsylvania by AK Steel’s Butler Works and for the provision of emergency drinking water for Zelienople during certain times when it must draw drinking water from the Connoquenessing Creek. AK Steel has taken the measures necessary to comply with that order.

On September 9, 2002, AK Steel entered into an Agreed Order with the Commonwealth of Kentucky for certain alleged air quality violations at its plant in Ashland, Kentucky. This order required the adoption of certain corrective action plans and the payment of a $0.2 penalty. AK Steel has completed all requirements necessary to comply with that order.

On December 17, 2002, AK Steel entered into an agreed order with the Indiana Department of Environmental Management for alleged violations concerning certain initial air emissions tests associated with the start-up of Rockport Works. This order requires the implementation of certain supplemental environmental projects and the payment of a five thousand, eight hundred and eighty dollar penalty. The penalty has been paid and it is anticipated that the supplemental environmental projects will be completed in 2003.

On June 26, 2002, seventeen individuals filed a purported class action against AK Steel in the United States District Court for the Southern District of Ohio, Case No. C-1-02-467. The complaint alleges that the Company discriminates against African-Americans in its hiring practices and that the Company discriminates against all of its employees by preventing its employees from working in a racially integrated environment free from racial discrimination. The complaint seeks various forms of declaratory, injunctive and unspecified monetary relief (including back pay, front pay, lost benefits, lost seniority and punitive damages) for the named plaintiffs and the other members of their alleged class. AK Steel has answered the complaint, moved to dismiss some of the claims and moved for summary judgment as to other claims. The Company continues to contest this matter vigorously.

On June 13, 2002, oral arguments were presented on the Objections to the Special Master’s Recommendations in the case of AK Steel Corporation v. Sollac, S.A., et al., Case Nos. C-1-98-690, -804, United States District Court for the Southern District of Ohio (the “Patent Case”). The Patent Case involves issues of infringement, validity and enforceability of six U.S. patents owned by AK Steel that relate to aluminized stainless steel. AK Steel is seeking injunctive relief and monetary damages for infringement of the aluminized stainless steel patents. The Special Master recommended that the Court find certain claims of the patents were

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

valid and that the Defendants did not infringe upon these valid claims. The Special Master also recommended that certain claims of the patents were not valid for lack of enablement. On July 30, 2002, the Trial Court adopted the Special Master’s Recommendations in the Patent Case. On October 24, 2002, AK Steel filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit, cases Nos. 03-1074, -1075, -1085, and -1086. On November 7, 2002, the Defendants filed their Notice of Conditional Cross Appeal. AK Steel served its Appellate Brief on January 13, 2003. Defendant’s Brief is due forty days thereafter. There are two related cases in which the Defendants in the Patent Case are asserting antitrust claims against the Company. Those cases are Sollac, S.A., et al., v. AK Steel Corporation, Case No. C-1-00-619, United States District Court for the Southern District of Ohio (the “U.S. Case”) and Ugine, S.A., et al. v. AK Steel Corporation, Case No. T-1385-01, Federal Court of Canada (the “Canadian Case”). The Canadian case presents issues of infringement, validity and disparagement related to three Canadian patents owned by AK Steel. The Plaintiffs in the U.S. Case allege that AK Steel has unlawfully monopolized the aluminized stainless steel market. Discovery is underway and trial is currently scheduled to begin on January 5, 2004 in the U.S. Case. No trial date yet has been set in the other cases. The Company continues to vigorously contest all of these claims.

In April 2000, a class action was filed in the United States District Court for the Southern District of Ohio by Bernard Fidel and others against AK Steel Holding Corporation and certain of its directors and officers, alleging material misstatements and omissions in the Company’s public disclosure about its business and operations. On September 27, 2002, the court issued a ruling denying a motion the Company had filed to dismiss the action. Discovery has commenced and trial currently is scheduled to commence in March 2005. The Company is contesting this matter vigorously.

As of December 31, 2002, the Company is named as a defendant in approximately 250 lawsuits alleging personal injury as a result of exposure to asbestos. The majority of these suits have been filed in Texas on behalf of people who claim to have been exposed while visiting the premises of a former Armco facility in Houston that has been closed since 1984. Most of these lawsuits do not include a specific dollar claim for damages and many include a number of plaintiffs and multiple defendants. Specific dollar claims for damages have been asserted in only 58 cases, involving over 3,400 named defendants (in addition to the Company) and a total of 241 plaintiffs. A total of 13 cases involve claims of $0.2 or less, 11 cases involve claims between $0.2 and $5.0, 31 cases involve claims of $15.0, two cases involve claims of $20.0 and one case sets forth a claim of $50.0. In all but four cases, each involving a claim of less than $0.2, the amount claimed is for compensatory damages and a separate claim in an equal amount is asserted for punitive damages. Most claimants fail to allocate their alleged claims of liability among the various named defendants. It has been the Company’s experience, however, that, as a result of discovery, only a small percentage of claimants ultimately identify AK Steel as a defendant from whom they are actually seeking damages and most of these claims ultimately are either dismissed or settled for a small fraction of the damages initially claimed. For example, during 2001, the Company disposed of 26 claims either through dismissal or settlement, with total settlement payments of approximately $0.3. During 2002, the Company disposed of 54 claims with total settlement payments of less than $0.1. Since the beginning of 1990, the Company disposed of a total of 269 claims with total settlement payments of approximately $2.0 and has not experienced a significant increase in the cost of settlement during this period. In addition, only one case against AK Steel has ever proceeded to trial and that case concluded with a verdict for the defense. The Company intends to continue its practice of vigorously defending these cases. Based upon present knowledge, and the factors set forth above, the Company believes it is unlikely that the resolution of these claims in the aggregate will have a material adverse effect on its results of operations, cash flows or financial condition. However, predictions as to the outcome of pending litigation, particularly claims alleging asbestos exposure, are subject to substantial uncertainties. These uncertainties include (1) the significantly variable rate at which new claims may be filed, (2) the impact of bankruptcies of other companies currently or historically defending asbestos claims,

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

(3) the uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, (4) the type and severity of the disease alleged to be suffered by each claimant, and (5) the potential for enactment of legislation affecting asbestos litigation.

On January 2, 2002, John D. West, a former employee, filed a purported class action in the United States District Court for the Southern District of Ohio against the AK Steel Corporation Retirement Accumulation Pension Plan (the “AK RAPP”) and the AK Steel Corporation Benefit Plans Administrative Committee (the “AK BPAC”) claiming that the method used under the AK RAPP to determine lump sum distributions does not comply with the Employment Retirement Income Security Act of 1974 and results in underpayment of benefits to putative class members. The AK RAPP is the cash balance plan component of the AK Steel Noncontributory Pension Plan, or AK NCPP. The AK NCPP provides that the Company will indemnify members of AK BPAC from any liability and expense incurred by reason of serving as a member of AK BPAC. On May 1, 2002, plaintiff moved for certification of a class consisting of all employees covered by the AK RAPP who terminated employment with AK Steel or its predecessors since January 1, 1995 and who received some or all of their AK RAPP benefits in the form of a lump sum payment. On July 22, 2002, defendants opposed the motion for class certification and also moved for entry of judgment that plaintiff’s claim is time barred. Neither of these motions has been ruled upon. Discovery was completed in December 2002, and motions for summary judgment on the merits will be filed by both parties in the spring of 2003. No trial date has been set, but the parties have been instructed by the Court to be prepared for trial beginning on or after July 2003. The defendants are contesting this matter vigorously.

On December 6, 2002, General Motors Corporation filed an action against AK Steel in the Circuit Court for the County of Oakland, Michigan, Case No. 02-045894-CK (the “Michigan Action”). The complaint in the Michigan Action arises from a long-term supply contract between General Motors and AK Steel. General Motors alleges that AK Steel has threatened to stop supplying steel to General Motors under the contract and seeks an injunction compelling AK Steel to continue to perform under the contract. The complaint further seeks declaratory relief and unspecified damages arising from the alleged threats by AK Steel to stop shipping under the contract. AK Steel has moved to dismiss the action on the ground, among others, that the letters attached to the complaint do not include threats of cutting off shipments and, in fact, clearly state that AK Steel fully intends to perform all of its legal obligations under the contract. Discovery has not yet commenced in the Michigan Action. On December 17, 2002, AK Steel filed an action against General Motors in the Court of Common Pleas, Butler County, Ohio, Case No. CV2002-12-3291 (the “Ohio Action”). The complaint in the Ohio Action alleges that General Motors has breached the parties’ supply contract by refusing to make equitable adjustments in pricing to reimburse AK Steel for increased costs it incurred as a result of changes imposed by General Motors in the scope of work required under the contract. The complaint seeks monetary damages and declaratory relief. Discovery has commenced, but no trial date has been set. General Motors recently moved to dismiss the complaint and to stay discovery in the Ohio Action. AK Steel is contesting this matter vigorously.

At December 31, 2002, the Company had recorded $9.2 in current accrued liabilities and $40.3 in noncurrent other liabilities on its consolidated balance sheets for estimated probable costs relating to environmental matters.

12.    Discontinued Operations

On April 19, 2002, the Company completed the sale of its Sawhill Tubular division for $67.5. The Company retained approximately $20.3 in current liabilities of Sawhill Tubular and recorded a pre-tax loss of $10.6 ($6.4 after tax or $0.06 per share).

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

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

	2000	2001	2002
Net sales	$207.8	$160.6	$51.4
Loss before income taxes	2.5	1.8	0.8
Net loss	1.6	1.2	0.5

13.    Consolidated Quarterly Sales and Earnings (Unaudited)

Earnings per share for each quarter and the year are calculated individually and may not add to the total for the year.

	2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$955.8	$984.2	$960.7	$932.7	$3,833.4
Operating profit (loss)	12.0	36.4	23.4	(89.6)	(17.8)
Net income (loss)	(12.8)	2.7	(5.9)	(76.4)	(92.4)
Basic earnings per share	(0.12)	0.02	(0.06)	(0.71)	(0.87)
Diluted earnings per share	(0.12)	0.02	(0.06)	(0.71)	(0.87)

	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$967.7	$1,141.5	$1,117.6	$1,062.2	$4,289.0
Operating profit (loss)	(34.3)	69.9	56.8	(790.8)	(698.4)
Income (loss) before extraordinary item	(25.6)	16.2	16.6	(489.7)	(482.5)
Basic earnings per share	(0.24)	0.15	0.15	(4.54)	(4.48)
Diluted earnings per share	(0.24)	0.15	0.15	(4.54)	(4.48)
Net income (loss)	(25.6)	16.2	(3.3)	(489.7)	(502.4)
Basic earnings per share	(0.24)	0.15	(0.03)	(4.54)	(4.67)
Diluted earnings per share	(0.24)	0.15	(0.03)	(4.54)	(4.67)

Included in the operating and net losses for the fourth quarter and full year of 2001 was a pension charge of $192.2 ($121.1, net of tax, or $1.13 per share) and a benefit of $49.9 ($31.4, net of tax, or $0.29 per share) for the shares received in the insurance provider’s demutualization (Note 9). The net loss for the first quarter and full year of 2002 includes a $24.1 ($15.2, net of tax, or $0.14 per share) gain on the sale of Anthem Inc. stock. Included in the operating and net losses for the second quarter of 2002 was a benefit of $23.9 ($15.1, net of tax, $0.14 per share) for an insurance settlement and, in the net loss, was $6.4, net of tax, ($0.06 per share) for the loss on the sale of Sawhill Tubular (Note 12). The third quarter and full year 2002 extraordinary loss of $19.9, net of tax, ($0.19 per share) related to the early retirement of the 9 1/8% Senior Notes Due 2006 (Note 5). The operating and net loss for the fourth quarter and full year of 2002 includes a fourth quarter charge for pension and other postretirement benefits of $816.8 ($483.8, net of tax, or $4.49 per share) and a charge of $10.9 ($6.5, net of tax, or $0.06 per share) for the impairment of an equity investment.

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

14.    Supplementary Guarantor Information

AK Holding and its 100%-owned subsidiary, Douglas Dynamics, L.L.C. (the “Guarantor Subsidiary”) fully and unconditionally, joint and severally guarantee the interest, principal and premium, if any, payments of AK Steel’s 9% Senior Notes Due 2007, 8 7/8% Senior Notes Due 2008, 7 7/8% Senior Notes Due 2009 and 7 3/4% Senior Notes Due 2012. The Company has determined that full financial statements and other disclosures concerning AK Holding and the Guarantor Subsidiary would not be material to investors and, accordingly, those financial statements are not presented. The following supplemental condensed consolidating financial statements present information about AK Holding, AK Steel, the Guarantor Subsidiary and the Other Subsidiaries. The Other Subsidiaries are not guarantors of the above notes.

Statements of Operations

For the Year Ended December 31, 2000

	AK Holding	AK Steel	Guarantor Subsidiary	Other Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$4,269.0	$112.8	$232.8	$(210.9)	$4,403.7
Cost of products sold	0.1	3,503.5	59.0	40.1	(25.0)	3,577.7
Selling and administrative expenses	1.3	358.0	20.6	7.5	(129.5)	257.9
Depreciation	—	224.5	2.7	0.1	—	227.3

Total operating costs	1.4	4,086.0	82.3	47.7	(154.5)	4,062.9
Operating profit (loss)	(1.4)	183.0	30.5	185.1	(56.4)	340.8
Interest expense	—	135.0	—	43.7	(42.6)	136.1
Other income (expense)	—	(11.3)	—	5.8	13.4	7.9

Income (loss) before income taxes	(1.4)	36.7	30.5	147.2	(0.4)	212.6
Income tax provision (benefit)	—	77.6	0.1	0.9	—	78.6

Income (loss) from continuing operations	(1.4)	(40.9)	30.4	146.3	(0.4)	134.0
Loss from discontinued operations	—	1.6	—	—	—	1.6

Net income (loss)	$(1.4)	$(42.5)	$30.4	$146.3	$(0.4)	$132.4

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Statements of Operations

For the Year Ended December 31, 2001

	AK Holding	AK Steel	Guarantor Subsidiary	Other Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$3,651.4	$138.8	$333.2	$(290.0)	$3,833.4
Cost of products sold	0.1	3,131.1	72.4	80.6	(58.7)	3,225.5
Selling and administrative expenses	1.1	413.5	22.5	12.7	(192.2)	257.6
Depreciation	—	221.8	2.9	1.1	—	225.8
Unusual items—net	—	142.3	—	—	—	142.3

Total operating costs	1.2	3,908.7	97.8	94.4	(250.9)	3,851.2
Operating profit (loss)	(1.2)	(257.3)	41.0	238.8	(39.1)	(17.8)
Interest expense	—	132.1	—	32.1	(31.1)	133.1
Other income (expense)	—	(20.3)	0.1	16.3	10.0	6.1

Income (loss) before income taxes	(1.2)	(409.7)	41.1	223.0	2.0	(144.8)
Income tax provision (benefit)	—	(56.0)	0.4	2.0	—	(53.6)

Income (loss) from continuing operations	(1.2)	(353.7)	40.7	221.0	2.0	(91.2)
Loss from discontinued operations	—	1.2	—	—	—	1.2

Net income (loss)	$(1.2)	$(354.9)	$40.7	$221.0	$2.0	$(92.4)

Statements of Operations

For the Year Ended December 31, 2002

	AK Holding	AK Steel	Guarantor Subsidiary	Other Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$4,077.8	$116.7	$304.4	$(209.9)	$4,289.0
Cost of products sold	0.1	3,547.5	59.8	135.4	(53.4)	3,689.4
Selling and administrative expenses	1.4	345.7	23.0	18.8	(120.1)	268.8
Depreciation	—	219.4	3.2	2.8	—	225.4
Unusual items—net	—	803.8	—	—	—	803.8

Total operating costs	1.5	4,916.4	86.0	157.0	(173.5)	4,987.4
Operating profit (loss)	(1.5)	(838.6)	30.7	147.4	(36.4)	(698.4)
Interest expense	—	127.2	—	20.7	(19.6)	128.3
Other income (expense)	—	(0.1)	(0.2)	9.5	14.6	23.8

Income (loss) before income taxes	(1.5)	(965.9)	30.5	136.2	(2.2)	(802.9)
Income tax provision (benefit)	—	(330.0)	(0.2)	2.9	—	(327.3)

Income (loss) from continuing operations	(1.5)	(635.9)	30.7	133.3	(2.2)	(475.6)
Loss from discontinued operations	—	6.9	—	—	—	6.9
Loss on retirement of debt	—	19.9	—	—	—	19.9

Net income (loss)	$(1.5)	$(662.7)	$30.7	$133.3	$(2.2)	$(502.4)

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Balance Sheets

December 31, 2001

	AK Holding	AK Steel	Guarantor Subsidiary	Other Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$97.2	$0.1	$3.7	$—	$101.0
Accounts receivable	—	11.8	23.8	352.4	—	388.0
Inventories	—	844.4	15.9	41.4	2.9	904.6
Deferred tax asset	—	76.6	—	—	—	76.6
Current assets held for sale	—	60.6	—	—	—	60.6
Other current assets	0.1	16.1	0.5	0.3	—	17.0

Total Current Assets	0.1	1,106.7	40.3	397.8	2.9	1,547.8

Property, Plant and Equipment	—	4,665.3	46.3	31.3	—	4,742.9
Less accumulated depreciation	—	(1,953.3)	(19.7)	(1.6)	—	(1,974.6)

Property, plant and equipment, net	—	2,712.0	26.6	29.7	—	2,768.3

Other Assets:
Investment in AFSG	—	—	—	55.6	—	55.6
Intercompany accounts	942.8	(639.0)	146.3	(167.0)	(283.1)	—
Other investments	—	100.9	—	53.4	—	154.3
Goodwill	—	101.2	2.4	6.1	—	109.7
Other intangible assets	—	108.2	3.7	—	—	111.9
Deferred tax asset	—	393.5	—	—	—	393.5
Noncurrent assets held for sale	—	24.4	—	—	—	24.4
Other assets	—	58.8	1.4	0.1	—	60.3

TOTAL ASSETS	$942.9	$3,966.7	$220.7	$375.7	$(280.2)	$5,225.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$522.0	$6.3	$9.3	$—	$537.6
Accrued liabilities	—	258.6	7.6	4.3	—	270.5
Current portion of long-term debt	—	63.3	—	14.7	—	78.0
Current portion of pension and other postretirement benefit obligations	—	68.2	0.1	—	—	68.3

Total Current Liabilities	—	912.1	14.0	28.3	—	954.4

Noncurrent Liabilities:
Long-term debt	—	1,324.5	—	—	—	1,324.5
Pension and other postretirement benefit obligations	—	1,736.1	4.0	—	—	1,740.1
Other liabilities	—	167.8	3.8	1.9	—	173.5

Total Noncurrent Liabilities	—	3,228.4	7.8	1.9	—	3,238.1

TOTAL LIABILITIES	—	4,140.5	21.8	30.2	—	4,192.5

TOTAL STOCKHOLDERS’ EQUITY	942.9	(173.8)	198.9	345.5	(280.2)	1,033.3

TOTAL LIABILITIES AND EQUITY	$942.9	$3,966.7	$220.7	$375.7	$(280.2)	$5,225.8

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Balance Sheets

December 31, 2002

	AK Holding	AK Steel	Guarantor Subsidiary	Other Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$276.0	$—	$6.5	$—	$282.5
Accounts receivable	—	10.8	14.9	377.5	—	403.2
Inventories	—	810.0	21.8	39.3	(0.8)	870.3
Deferred tax asset	—	123.0	—	0.3	—	123.3
Other current assets	0.1	19.3	0.6	0.4	—	20.4

Total Current Assets	0.1	1,239.1	37.3	424.0	(0.8)	1,699.7

Property, Plant and Equipment	—	4,726.4	51.6	33.6	—	4,811.6
Less accumulated depreciation	—	(2,153.3)	(22.2)	(4.3)	—	(2,179.8)

Property, plant and equipment, net	—	2,573.1	29.4	29.3	—	2,631.8

Other Assets:
Investment in AFSG	—	—	—	55.6	—	55.6
Intercompany accounts	909.6	(711.6)	175.2	(176.6)	(196.6)	—
Other investments	—	60.3	—	59.3	—	119.6
Goodwill	—	101.2	2.4	6.1	—	109.7
Other intangible assets	—	90.7	3.1	—	—	93.8
Deferred tax asset	—	633.4	—	—	—	633.4
Other assets	—	48.5	1.7	5.9	—	56.1

TOTAL ASSETS	$909.7	$4,034.7	$249.1	$403.6	$(197.4)	$5,399.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	—	$444.5	$3.9	$8.4	$—	$456.8
Accrued liabilities	—	227.5	7.4	3.9	—	238.8
Current portion of long-term debt	—	62.5	—	—	—	62.5
Current portion of pension and other postretirement benefit obligations	—	102.1	0.1	—	—	102.2

Total Current Liabilities	—	836.6	11.4	12.3	—	860.3

Noncurrent Liabilities:
Long-term debt	—	1,259.9	—	—	—	1,259.9
Pension and other postretirement benefit obligations	—	2,580.5	4.3	—	—	2,584.8
Other liabilities	—	159.4	3.8	2.2	—	165.4

Total Noncurrent Liabilities	—	3,999.8	8.1	2.2	—	4,010.1

TOTAL LIABILITIES	—	4,836.4	19.5	14.5	—	4,870.4

TOTAL STOCKHOLDERS’ EQUITY	909.7	(801.7)	229.6	389.1	(197.4)	529.3

TOTAL LIABILITIES AND EQUITY	$909.7	$4,034.7	$249.1	$403.6	$(197.4)	$5,399.7

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Statement of Cash Flows

For the Year Ended December 31, 2000

	AK Holding	AK Steel	Guarantor Subsidiary	Other Subsidiaries	Eliminations	Consolidated Company
Cash flows from operating activities:
Net income (loss)	$(1.4)	$(42.5)	$30.4	$146.3	$(0.4)	$132.4
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	—	224.5	2.7	0.1	—	227.3
Amortization	—	13.3	2.7	—	—	16.0
Deferred income taxes	—	92.3	—	—	—	92.3
Loss from discontinued operations	—	1.6	—	—	—	1.6
Other items, net	0.2	(0.5)	(0.5)	2.0	—	1.2
Changes in assets and liabilities:
Accounts and notes receivable	—	(77.9)	(2.1)	73.9	—	(6.1)
Inventories	—	(36.8)	1.5	(2.5)	(0.4)	(38.2)
Current liabilities	—	(33.3)	0.4	1.3	—	(31.6)
Other assets	—	1.0	(3.7)	(0.1)	—	(2.8)
Pension asset and obligation	—	(55.6)	—	—	—	(55.6)
Postretirement benefit obligation	—	(0.6)	0.3	—	—	(0.3)
Other liabilities	—	9.3	0.3	(0.6)	—	9.0

Total adjustments	0.2	137.3	1.6	74.1	(0.4)	212.8

Net cash flows from operating activities	(1.2)	94.8	32.0	220.4	(0.8)	345.2

Cash flows from investing activities:
Capital investments	—	(130.8)	(5.0)	—	—	(135.8)
Purchase of long-term investments	—	(30.2)	—	(36.2)	—	(66.4)
Proceeds from the sale of investments	—	2.1	1.1	—	—	3.2
Other items, net	—	4.4	2.2	0.5	—	7.1

Net cash flows from investing activities	—	(154.5)	(1.7)	(35.7)	—	(191.9)

Cash flows from financing activities:
Proceeds from issuing common stock	1.6	—	—	—	—	1.6
Principal payments on long-term debt	—	(6.0)	—	—	—	(6.0)
Purchase of treasury stock	(39.2)	—	—	—	—	(39.2)
Purchase of preferred stock	(2.2)	—	—	—	—	(2.2)
Preferred stock dividends paid	(1.0)	—	—	—	—	(1.0)
Common stock dividends paid	(54.9)	—	—	—	—	(54.9)
Intercompany activity	96.9	123.0	(29.0)	(191.7)	0.8	—
Other items, net	—	—	—	(2.0)	—	(2.0)

Net cash flows from financing activities	1.2	117.0	(29.0)	(193.7)	0.8	(103.7)

Cash flows from discontinued operations	—	(17.2)	—	—	—	(17.2)

Net increase (decrease) in cash and cash equivalents	—	40.1	1.3	(9.0)	—	32.4
Cash and cash equivalents, beginning of year	—	40.0	0.1	14.3	—	54.4

Cash and cash equivalents, end of year	$—	$80.1	$1.4	$5.3	$—	$86.8

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Statements of Cash Flows  For the Year Ended December 31, 2001

	AK Holding	AK Steel	Guarantor Subsidiary	Other Subsidiaries	Eliminations	Consolidated Company
Cash flows from operating activities:
Net income (loss)	$(1.2)	$(354.9)	$40.7	$221.0	$2.0	$(92.4)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	—	221.8	2.9	1.1	—	225.8
Amortization	—	12.8	1.7	0.2	—	14.7
Deferred income taxes	—	(52.8)	—	—	—	(52.8)
Pension charge	—	192.2	—	—	—	192.2
Stock received in insurance demutualization	—	(49.9)	—	—	—	(49.9)
Loss from discontinued operations	—	1.2	—	—	—	1.2
Other items, net	0.2	7.0	0.3	(1.6)	—	5.9
Changes in assets and liabilities:
Accounts and notes receivable	—	(8.7)	(6.1)	116.1	—	101.3
Inventories	—	(84.3)	(0.2)	(16.4)	(0.4)	(101.3)
Current liabilities	—	(2.2)	4.1	1.0	—	2.9
Other assets	—	(0.4)	1.0	—	—	0.6
Pension asset and obligation	—	(62.3)	(1.6)	—	—	(63.9)
Postretirement benefit obligation	—	19.4	0.3	—	—	19.7
Other liabilities	—	(55.7)	0.5	0.2	—	(55.0)

Total adjustments	0.2	138.1	2.9	100.6	(0.4)	241.4

Net cash flows from operating activities	(1.0)	(216.8)	43.6	321.6	1.6	149.0

Cash flows from investing activities:
Capital investments	—	(104.6)	(3.0)	(0.4)	—	(108.0)
Purchase of long-term investments	—	(12.0)	—	—	—	(12.0)
Purchase of a business	—	—	—	(29.3)	—	(29.3)
Distribution from investees	—	0.2	—	30.0	—	30.2
Proceeds from the sale of investments	—	31.6	—	12.5	—	44.1
Other items, net	—	—	—	(0.2)	—	(0.2)

Net cash flows from investing activities	—	(84.8)	(3.0)	12.6	—	(75.2)

Cash flows from financing activities:
Principal payments on long-term debt	—	(63.2)	—	—	—	(63.2)
Purchase of treasury stock	(1.0)	—	—	—	—	(1.0)
Preferred stock dividends paid	(0.7)	—	—	—	—	(0.7)
Common stock dividends paid	(13.5)	—	—	—	—	(13.5)
Intercompany activity	16.2	363.6	(41.9)	(336.3)	(1.6)	—
Other items, net	—	(0.1)	—	0.5	—	0.4

Net cash flows from financing activities	1.0	300.3	(41.9)	(335.8)	(1.6)	(78.0)

Cash flows from discontinued operations	—	18.4	—	—	—	18.4

Net increase (decrease) in cash and cash equivalents	—	17.1	(1.3)	(1.6)	—	14.2
Cash and cash equivalents, beginning of year	—	80.1	1.4	5.3	—	86.8

Cash and cash equivalents, end of year	$—	$97.2	$0.1	$3.7	$—	$101.0

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Statement of Cash Flows  For the Year Ended December 31, 2002

	AK Holding	AK Steel	Guarantor Subsidiary	Other Subsidiaries	Eliminations	Consolidated Company
Cash flows from operating activities:
Net income (loss)	$(1.5)	$(662.7)	$30.7	$133.3	$(2.2)	$(502.4)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	—	219.4	3.2	2.8	—	225.4
Amortization	—	9.2	0.6	—	—	9.8
Deferred income taxes	—	(275.7)	—	(0.3)	—	(276.0)
Pension/other postretirement benefit charge	—	816.8	—	—	—	816.8
Gain on sale of Anthem stock	—	(24.1)	—	—	—	(24.1)
Impairment of equity investment	—	—	—	10.9	—	10.9
Loss from discontinued operations	—	6.9	—	—	—	6.9
Extraordinary loss on retirement of debt	—	19.9	—	—	—	19.9
Other items, net	0.2	10.6	0.2	2.3	—	13.3
Changes in assets and liabilities:
Accounts and notes receivable	—	(1.9)	8.8	(24.8)	—	(17.9)
Inventories	—	43.3	(5.9)	2.1	3.7	43.2
Current liabilities	—	(84.5)	(2.5)	(1.5)	—	(88.5)
Other assets	—	21.0	(0.1)	(5.9)	—	15.0
Pension asset and obligation	—	14.2	(0.2)	—	—	14.0
Postretirement benefit obligation	—	47.5	0.3	—	—	47.8
Other liabilities	—	(3.8)	(0.1)	0.3	—	(3.6)

Total adjustments	0.2	818.8	4.3	(14.1)	3.7	812.9

Net cash flows from operating activities	(1.3)	156.1	35.0	119.2	1.5	310.5

Cash flows from investing activities:
Capital investments	—	(85.4)	(6.1)	(2.3)	—	(93.8)
Purchase of long-term investments	—	(35.7)	—	(18.7)	—	(54.4)
Proceeds from sale of business	—	67.5	—	—	—	67.5
Proceeds from the sale of investments	—	82.0	—	—	—	82.0
Other items, net	—	0.2	—	(0.5)	—	(0.3)

Net cash flows from investing activities	—	28.6	(6.1)	(21.5)	—	1.0

Cash flows from financing activities:
Proceeds from issuing long-term debt	—	538.1	—	—	—	538.1
Redemption of long-term debt	—	(613.3)	—	(14.7)	—	(628.0)
Premium on redemption of long-term debt	—	(25.1)	—	—	—	(25.1)
Purchase of treasury stock	(1.6)	—	—	—	—	(1.6)
Purchases preferred stock	(13.1)	—	—	—	—	(13.1)
Preferred stock dividends paid	(0.9)	—	—	—	—	(0.9)
Intercompany activity	16.6	95.5	(29.0)	(81.6)	(1.5)	—
Other items, net	0.3	(4.2)	—	1.4	—	(2.5)

Net cash flows from financing activities	1.3	(9.0)	(29.0)	(94.9)	(1.5)	(133.1)

Cash flows from discontinued operations	—	3.1	—	—	—	3.1

Net increase (decrease) in cash and cash equivalents	—	178.8	(0.1)	2.8	—	181.5
Cash and cash equivalents, beginning of year	—	97.2	0.1	3.7	—	101.0

Cash and cash equivalents, end of year	$—	$276.0	$—	$6.5	$—	$282.5

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

15.    Subsequent Events

On January 30, 2003, AK Steel entered into an asset purchase agreement with National Steel Corporation providing for the acquisition by AK Steel of substantially all of National’s assets. National has been operating as a debtor-in-possession under Chapter 11 of the Bankruptcy Code since March 6, 2002. The purchase price specified in the agreement is $1,125.0, of which $925.0 is payable in cash and $200.0 consists of certain assumed liabilities, primarily operating leases for steelmaking equipment. Pursuant to the agreement, AK Steel would not assume National’s pension obligations or other postretirement employee benefit liabilities, consisting primarily of healthcare liabilities. The agreement also contemplates the negotiation of a new contract with the United Steelworkers of America, which represents most of National’s hourly employees. The agreement is subject to various contingencies, including approval of the Bankruptcy Court following a formal auction, currently scheduled for early April 2003, at which competing bids could be submitted and considered in accordance with procedures established by the Bankruptcy Court.

Item 9.     Changes in and Disagreements with Accountants.

None.

PART III

Item 10.     Directors and Executive Officers of the Registrant.

Information with respect to the Company’s Executive Officers is set forth in Part I of this Annual Report pursuant to General Instruction G of Form 10-K. The information required to be furnished pursuant to this item with respect to Directors of the Company will be set forth under the caption “Election of Directors” in the Company’s proxy statement (the “2003 Proxy Statement”) to be furnished to stockholders in connection with the solicitation of proxies by the Company’s Board of Directors for use at the Annual Meeting of Stockholders, and is incorporated herein by reference.

The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, and is incorporated herein by reference.

Item 11.     Executive Compensation.

The information required to be furnished pursuant to this item will be set forth under the caption “Executive Compensation” in the 2003 Proxy Statement, and is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

The information required to be furnished pursuant to this item will be set forth under the caption “Stock Ownership” in the 2003 Proxy Statement, and is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions.

None.

Item 14.     Controls and Procedures.

With the participation of management, the Company’s chief executive officer and its chief financial officer evaluated the Company’s disclosure controls and procedures within 90 days of the filing of this annual report on Form 10-K. Based upon this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the reports that the Company files with the Securities and Exchange Commission.

There were no significant changes in the Company’s internal controls or, to the knowledge of the Company’s management, in other factors that could significantly affect these controls subsequent to the evaluation date.

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 10-K.

(a) The list of financial statements filed as part of this report is submitted as a separate section, the index to which is located on page 16. Financial statement schedules are omitted because of the absence of the conditions under which they are required or because the information is set forth in the financial statements or notes thereto.

(b) Reports on Form 8-K filed during the fourth quarter of 2002 were:

Item Reported	Date
Redemption of All Outstanding Cumulative Convertible Preferred Stock	October 1, 2002
Supplemental Financial Information and Earnings Release	October 21, 2002
Notification to USWA of the Orderly Recall of Employees at Mansfield Works	December 11, 2002

(c) Exhibits:

List of exhibits begins on next page.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1

Certificate of Incorporation of AK Steel Holding Corporation, filed with the Secretary of State of the State of Delaware on December 20, 1993, as amended (incorporated herein by reference to Exhibit 3.1.1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on May 27, 1998).

3.2

By-laws of AK Steel Holding Corporation (incorporated herein by reference to Exhibit 3.2 to AK Steel Holding Corporation’s Registration Statement on Form S-1 (Registration No. 33-74432), as filed with the Commission on January 26, 1994).

3.3	Certificate of Designations, Preferences, Rights and Limitations of Series A Junior Preferred Stock (included in Exhibit 10.11).

4.1

Indenture, dated as of October 1, 1992, relating to AK Steel Holding Corporation’s 9% Senior Notes Due 2007 (the “1992 Indenture”) (incorporated herein by reference to Exhibit 4 to the Registration Statement of Armco Inc. on Form S-3 (Registration No. 33-51806), as filed with the Commission on September 9, 1992).

4.2

Supplemental Indenture No. 2, dated as of September 1, 1997, to the 1992 Indenture (incorporated herein by reference to Exhibit 4.4 to the Registration Statement of Armco Inc. on Form S-4 (Registration No. 333-36691), as filed with the Commission on September 30, 1997).

4.3

Supplemental Indenture No. 3, dated as of July 30, 1999, to the 1992 Indenture (incorporated herein by reference to Exhibit 4.3 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on October 21, 1999).

4.4

Supplemental Indenture No. 4, dated as of September 30, 1999, to the 1992 Indenture (incorporated herein by reference to Exhibit 4.4 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on October 21, 1999).

4.5

Supplemental Indenture No. 5, dated as of October 1, 1999, to the 1992 Indenture (incorporated herein by reference to Exhibit 4.5 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on October 21, 1999).

4.6

Supplemental Indenture No. 6, dated as of August 8, 2002, to the 1992 Indenture (incorporated herein by reference to Exhibit 4.3 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on August 13, 2002).

4.7

Indenture, dated as of November 1, 1993, relating to AK Steel Holding Corporation’s 8 7/8% Senior Notes Due 2008 (the “1993 Indenture”) (incorporated herein by reference to Exhibit 4 to the Registration Statement of Armco Inc. on Form S-3 (Registration No. 33-50205), as filed with the Commission on September 9, 1993).

4.8

Supplemental Indenture No. 2, dated as of December 15, 1998, to the 1993 Indenture (incorporated herein by reference to Exhibit 4.3 to the Registration Statement of Armco Inc. on Form S-4 (Registration No. 333-71203), as filed with the Commission on January 26, 1999).

4.9

Supplemental Indenture No. 3, dated as of July 30, 1999, to the 1993 Indenture (incorporated herein by reference to Exhibit 4.8 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on October 21, 1999).

4.10

Supplemental Indenture No. 4, dated as of September 30, 1999, to the 1993 Indenture (incorporated herein by reference to Exhibit 4.9 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on October 21, 1999).

Exhibit Number	Description

4.11

Supplemental Indenture No. 5, dated as of October 1, 1999, to the 1993 Indenture (incorporated herein by reference to Exhibit 4.10 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on October 21, 1999).

4.12

Supplemental Indenture No. 6, dated as of August 8, 2002, to the 1993 Indenture (incorporated herein by reference to Exhibit 4.2 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on August 13, 2002).

4.13

Indenture, dated as of February 10, 1999, relating to AK Steel Holding Corporation’s 7 7/8% Senior Notes Due 2009 (the “1999 Indenture”) (incorporated herein by reference to Exhibit 1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on February 17, 1999).

4.14

First Supplemental Indenture, dated as of August 6, 1999, to the 1999 Indenture (incorporated herein by reference to Exhibit 4.13 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on October 21, 1999).

4.15

Second Supplemental Indenture, dated as of October 1, 1999, to the 1999 Indenture (incorporated herein by reference to Exhibit 4.14 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on October 21, 1999).

4.16

Third Supplemental Indenture, dated as of August 8, 2002, to the 1999 Indenture (incorporated herein by reference to Exhibit 4.1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on August 13, 2002).

4.17

Form of Note Purchase Agreement, dated as of December 17, 1996, relating to AK Steel Holding Corporation’s Senior Secured Notes, Series A-E, Due 2004 (incorporated herein by reference to Exhibit 4.5 to AK Steel Holding Corporation’s Registration Statement on Form S-4 (Registration No. 333-19781), as filed with the Commission on January 14, 1997).

4.18

Supplemental Agreement, dated as of July 28, 1999, amending the Note Purchase Agreements, dated as of December 17, 1996, relating to AK Steel Corporation’s Senior Secured Notes, Series A-E, Due 2004 (incorporated herein by reference to Exhibit 4.15 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on October 21, 1999).

4.19

Second Supplemental Indenture, dated as of August 8, 2002, relating to AK Steel Corporation’s Senior Secured Notes, Series A-E, Due 2004 (incorporated herein by reference to Exhibit 4.4 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on August 13, 2002).

4.20

Guarantee Agreement, dated as of September 30, 1999, by Douglas Dynamics, L.L.C. pursuant to the Note Purchase Agreements, dated as of December 17, 1996, as amended, relating to AK Steel Holding Corporation’s Senior Secured Notes, Series A-E, Due 2004 (incorporated herein by reference to Exhibit 4.16 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on October 21, 1999).

4.21

Indenture, dated as of June 11, 2002, among AK Steel Corporation, AK Steel Holding Corporation, as Guarantor, Douglas Dynamics, L.L.C., as Guarantor, and Fifth Third Bank (incorporated herein by reference to Exhibit 4.1 to AK Steel Holdings Corporation’s Registration Statement on Form S-4 (Registration No. 333-98409), as filed with the Commission on December 5, 2002).

10.1

Form of Executive Officer Severance Agreement—Richard M. Wardrop, Jr. (incorporated herein by reference to Exhibit 10.1 to AK Steel Holdings Corporation’s Registration Statement on Form S-4 (Registration No. 333-98409), as filed with the Commission on December 5, 2002).

Exhibit Number	Description

10.2

Form of Executive Officer (Other Than CEO) Severance Agreement, as amended and restated through March 2000 (incorporated herein by reference to Exhibit 10.2 to AK Steel Holdings Corporation’s Registration Statement on Form S-4 (Registration No. 333-98409), as filed with the Commission on December 5, 2002).

10.3	Annual Management Incentive Plan (incorporated herein by reference to Exhibit 10.7 to AK Steel Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.4	Stock Incentive Plan (incorporated herein by reference to Exhibit 10.8 to AK Steel Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.5	Executive Minimum and Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.6 to AK Steel Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.6

Amended and Restated Receivables Purchase Agreement, dated as of October 1, 1999, between AK Steel and AK Steel Receivables Ltd. (incorporated herein by reference to Exhibit 10.7 to AK Steel Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.7

Amended and Restated Purchase and Servicing Agreement, dated as of October 1, 1999, among AK Steel Receivables Ltd., AK Steel, the institutions from time to time party thereto and PNC Bank, National Association. (incorporated herein by reference to Exhibit 10.8 to AK Steel Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.8

First Consent and Amendment Agreement, dated as of December 21, 1999, to the Purchase and Servicing Agreement, dated as of October 1, 1999, among AK Steel Receivables Ltd., AK Steel, the institutions from time to time party thereto and PNC Bank, National Association. (incorporated herein by reference to Exhibit 10.9 to AK Steel Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.9

Executive Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.9 to AK Steel Holdings Corporation’s Registration Statement on Form S-4 (Registration No. 333-98409), as filed with the Commission on December 5, 2002).

10.10

Directors’ Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.10 to AK Steel Holdings Corporation’s Registration Statement on Form S-4 (Registration No. 333-98409), as filed with the Commission on December 5, 2002).

10.11

Rights Agreement, dated as of January 23, 1996, between AK Steel Holding Corporation and the Bank of New York as predecessor to Fifth Third Bank, as Rights Agent, with respect to AK Steel Holding Corporation’s Stockholder Rights Plan (incorporated by reference to Exhibit 1 to AK Steel Holding Corporation’s Registration Statement on Form 8-A under the Securities Exchange Act of 1934, as filed with the Commission on February 5, 1996).

10.12

Substitution of The Fifth Third Bank as Successor Rights Agent and Amendment No. 1, dated September 15, 1997, to Rights Agreement dated as of January 23, 1996 (incorporated herein by reference to Exhibit 4.1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on September 15, 1997).

10.13	Long Term Performance Plan (incorporated herein by reference to Exhibit 10.23 to AK Steel Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998).

Exhibit Number	Description

10.14

First Amendment, dated July 17, 1997, to Executive Minimum and Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.25 to AK Steel Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.15

Second Amendment, dated September 18, 1997, to Executive Minimum and Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.26 to AK Steel Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 1997).

*11.1	Statement re: Computation of Per Share Earnings.

*12.1	Statement re: Computation of Ratio of Earnings to Fixed Charges.

*21.1	Subsidiaries of AK Steel Holding Corporation.

*23.1	Independent Auditors’ consent.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Middletown, State of Ohio, on March 19, 2003.

AK STEEL HOLDING CORPORATION

By:	/s/ JAMES L. WAINSCOTT
James L. Wainscott Senior Vice President and Chief Financial Officer (and principal accounting officer)

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD M. WARDROP, JR. Richard M. Wardrop, Jr.	Chairman and Chief Executive Officer	March 19, 2003

/s/ JAMES L. WAINSCOTT James L. Wainscott	Senior Vice President and Chief Financial Officer (and principal accounting officer)	March 19, 2003

/s/ RICHARD A. ABDOO Richard A. Abdoo	Director	March 19, 2003

/s/ ALLEN BORN Allen Born	Director	March 19, 2003

/s/ DONALD V. FITES Donald V. Fites	Director	March 19, 2003

/s/ DR. BONNIE G. HILL Dr. Bonnie G. Hill	Director	March 19, 2003

/s/ ROBERT H. JENKINS Robert H. Jenkins	Director	March 19, 2003

/s/ LAWRENCE A. LESER Lawrence A. Leser	Director	March 19, 2003

/s/ DANIEL J. MEYER Daniel J. Meyer	Director	March 19, 2003

/s/ EUGENE A. RENNA Eugene A. Renna	Director	March 19, 2003

/s/ DR. JAMES A. THOMSON Dr. James A. Thomson	Director	March 19, 2003

CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER

I, Richard M. Wardrop, Jr., Chairman and Chief Executive Officer of AK Steel Holding Corporation (the “Company”), do hereby certify in accordance with 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge this Annual Report of the Company:

(1)	fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, 15 U.S.C. 78 m or 78o(d), and,

(2)	the information contained in this periodic report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 19, 2003	/s/ RICHARD M. WARDROP, JR.
Richard M. Wardrop, Jr., Chairman and Chief Executive Officer

I, Richard M. Wardrop, Jr., Chairman and Chief Executive Officer of AK Steel Holding Corporation (the “registrant”), certify that:

1.	I have reviewed this annual report on Form 10-K of AK Steel Holding Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrants’ other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 19, 2003	/s/ RICHARD M. WARDROP, JR.
Richard M. Wardrop, Jr., Chairman and Chief Executive Officer

CERTIFICATIONS OF CHIEF FINANCIAL OFFICER

I, James L. Wainscott, Senior Vice President and Chief Financial Officer of AK Steel Holding Corporation (the “Company”), do hereby certify in accordance with 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge this Annual Report of the Company:

(1)	fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, 15 U.S.C. 78 m or 78o(d), and,

(2)	the information contained in this periodic report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 19, 2003	/s/ JAMES L. WAINSCOTT
James L. Wainscott, Senior Vice President and Chief Financial Officer

I, James L. Wainscott, Senior Vice President and Chief Financial Officer of AK Steel Holding Corporation (the “registrant”), certify that:

1.	I have reviewed this annual report on Form 10-K of AK Steel Holding Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrants’ other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 19, 2003	/s/ JAMES L. WAINSCOTT
James L. Wainscott, Senior Vice President and Chief Financial Officer