Form 10-Q
period 2003-03-31
AK STEEL HOLDING CORP
filed 2003-05-09
CIK 918160

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 1-13696

AK STEEL HOLDING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	31-1401455
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

703 Curtis Street, Middletown, Ohio	45043
(Address of principal executive offices)	(Zip Code)

(513) 425-5000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

108,487,485 shares of common stock

(as of May 8, 2003)

AK STEEL HOLDING CORPORATION

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

AK STEEL HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in millions, except per share data)

(unaudited)	Three Months Ended March 31,
	2002	2003
Net sales	$967.7	$1,002.4

Cost of products sold	879.1	919.0
Selling and administrative expenses	65.5	66.0
Depreciation	57.4	58.0

Total operating costs	1,002.0	1,043.0

Operating loss	(34.3)	(40.6)

Interest expense	31.8	28.6
Gain on sale of Anthem shares (Note 6)	24.1	—
Other income	0.5	1.2

Loss before income taxes	(41.5)	(68.0)

Income tax benefit	(15.4)	(27.2)

Loss from continuing operations	(26.1)	(40.8)

Income from discontinued operations (Note 8)	0.5	—

Net loss	$(25.6)	$(40.8)

Basic and diluted loss per share: (Note 2)
Loss from continuing operations and net loss per share	$(0.24)	$(0.38)

Common shares and common share equivalents outstanding (weighted average in millions):	107.9	108.4

See notes to consolidated financial statements

AK STEEL HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

		(unaudited)
ASSETS	December 31, 2002	March 31, 2003

Current Assets:
Cash and cash equivalents	$282.5	$249.3
Accounts receivable	403.2	404.0
Inventories (Note 3)	870.3	880.7
Deferred tax asset	123.3	97.9
Other current assets	20.4	39.6

Total Current Assets	1,699.7	1,671.5

Property, Plant and Equipment	4,811.6	4,826.2
Less accumulated depreciation	(2,179.8)	(2,237.1)

Property, plant and equipment, net	2,631.8	2,589.1

Other Assets:
Investment in AFSG Holdings, Inc.	55.6	55.6
Other investments	119.6	116.8
Goodwill	109.7	109.7
Other intangible assets	93.8	93.7
Deferred tax asset	633.4	686.0
Other assets	56.1	54.4

TOTAL ASSETS	$5,399.7	$5,376.8

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$456.8	$451.3
Accrued liabilities	238.8	222.3
Current portion of long-term debt	62.5	62.5
Current portion of pension and other postretirement benefit obligations	102.2	117.1

Total Current Liabilities	860.3	853.2

Noncurrent Liabilities:
Long-term debt	1,259.9	1,260.0
Pension and other postretirement benefit obligations	2,584.8	2,611.0
Other liabilities	165.4	162.8

Total Noncurrent Liabilities	4,010.1	4,033.8

TOTAL LIABILITIES	4,870.4	4,887.0

Stockholders’ Equity:
Common stock, authorized 200,000,000 shares of $.01 par value each; issued 2002, 116,292,876 shares, 2003, 116,965,102 shares; outstanding 2002, 107,895,704 shares, 2003, 108,495,057 shares	1.2	1.2
Additional paid-in capital	1,812.1	1,812.9
Treasury stock, common shares at cost, 2002, 8,397,172 shares; 2003, 8,470,045 shares	(122.0)	(122.5)
Accumulated deficit	(983.8)	(1,024.6)
Accumulated other comprehensive loss (Note 7)	(178.2)	(177.2)

TOTAL STOCKHOLDERS’ EQUITY	529.3	489.8

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,399.7	$5,376.8

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

(unaudited)	Three Months Ended March 31,
	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25.6)	$(40.8)
Depreciation and amortization	59.9	60.6
Deferred income taxes	(15.4)	(28.1)
Working capital	(68.9)	(52.3)
Other	(2.1)	42.2

Net cash flows from operating activities of continuing operations	(52.1)	(18.4)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	(25.4)	(15.3)
Purchase of long-term investments	—	(0.9)
Proceeds from sale of investments	73.7	1.3
Other	—	(0.3)

Net cash flows from investing activities of continuing operations	48.3	(15.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of long-term debt	(0.2)	—
Proceeds from issuing common stock	0.2	—
Purchase of treasury stock	(1.0)	(0.5)
Other	(0.3)	0.9

Net cash flows from financing activities of continuing operations	(1.3)	0.4
Cash flows from discontinued operations	2.7	—

Net decrease in cash and cash equivalents	(2.4)	(33.2)
Cash and cash equivalents, beginning of period	101.0	282.5

Cash and cash equivalents, end of period	$98.6	$249.3

Supplemental disclosure of cash flow information:

Net cash paid (received) during the period for:
Interest, net of capitalized interest	$24.8	$24.9
Income taxes	0.4	(0.1)
Supplemental disclosure of non-cash investing and financing activities —
Issuance of restricted stock	$3.3	$5.3

See	notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share data)

1.	Basis of Presentation
In the opinion of the management of AK Steel Holding Corporation (“AK Holding”) and AK Steel Corporation (“AK Steel”, and together with AK Holding, the “Company”), the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2003 and the results of its operations and cash flows for the three-month periods ended March 31, 2002 and 2003. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2002.

2.	Basic and Diluted Loss Per Share

	Three Months Ended March 31,
	2002	2003
Loss from continuing operations	$(26.1)	$(40.8)
Less: Preferred stock dividends	0.2	—

Loss from continuing operations available to common stockholders	(26.3)	(40.8)
Income from discontinued operations	0.5	—

Net loss available to common stockholders	$(25.8)	$(40.8)

Weighted average common shares (in millions)	107.9	108.4

Basic and diluted loss per share: Loss from continuing operations and net loss	$(0.24)	$(0.38)

3.	Inventories
Inventories are valued at the lower of cost or market. The cost of the majority of inventories is measured on the last in, first out (LIFO) method. Other inventories are measured principally at average cost.

	December 31, 2002	March 31, 2003
Finished and semi-finished	$740.7	$779.8
Raw materials	172.6	157.5

Total cost	913.3	937.3
Adjustment to state inventories at LIFO value	(43.0)	(56.6)

Net inventories	$870.3	$880.7

4.	Segment Information
The Company’s Steel Operations primarily consist of the production, finishing and sale of flat-rolled carbon, stainless and electrical steels and steel tubing products. The Company also owns a Snow and Ice Control Products business, which manufactures snowplows and salt and sand spreaders for four-wheel drive light trucks. The Company’s Other Operations consist of an industrial park. The following presents the results of the Company’s segments.

	Three Months Ended March 31,
	2002	2003
Net sales:
Steel Operations	$952.8	$985.4
Snow and Ice Control Products	11.5	13.5
Other Operations	3.4	3.5

Total net sales	$967.7	$1,002.4

Operating profit (loss):
Steel Operations	$(35.8)	$(43.2)
Snow and Ice Control Products	(0.6)	0.4
Other Operations	2.1	2.2

Total operating loss	$(34.3)	$(40.6)

5.	Common Stock Compensation
Common stock compensation expense related to restricted stock awards granted under the Company’s Stock Incentive Plan (“SIP”) totaled $1.6 and $1.5 for the three months ended March 31, 2002 and 2003, respectively. The Company uses the intrinsic value method to account for nonqualified stock options granted under the SIP. Had compensation expense for the Company’s stock option plans been determined based on the fair value method, the Company’s net loss and loss per share would have been adjusted as follows:

	Three Months Ended March 31,
	2002	2003
Net loss as reported	$(25.6)	$(40.8)
Additional compensation cost based on fair value recognition, net of tax	0.5	0.4

Net loss as adjusted	$(26.1)	$(41.2)

Basic and diluted loss per share as reported	$(0.24)	$(0.38)

Basic and diluted loss per share as adjusted	$(0.24)	$(0.38)

6.	Sale of Anthem Inc. Stock
In the first quarter of 2002, the Company liquidated all of the nearly 1.5 million shares of Anthem Inc. stock it had received in 2001 upon the demutualization of its primary healthcare insurance provider. The Company recorded a gain on the sale of this stock of $24.1, which is included in income from continuing operations in the three months ended March 31, 2002.

7.	Comprehensive Income (Loss)
Comprehensive income (loss), net of tax, is as follows:

	Three Months Ended March 31,
	2002	2003
Net loss	$(25.6)	$(40.8)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(0.3)	0.9
Derivative instrument hedges, mark to market:
Gains arising in period	8.5	5.0
Reclass of losses (gains) included in net loss	13.7	(3.0)
Unrealized gains/losses on securities:
Unrealized holding losses arising in period	(0.4)	(1.3)
Reclass of gains included in net loss	(11.3)	(0.2)
Minimum pension liability adjustment	—	(0.4)

Comprehensive loss	$(15.4)	$(39.8)

A 40% deferred tax rate is applied to derivative instrument hedges and unrealized gains and losses.

Accumulated other comprehensive loss is as follows:

	December 31, 2002	March 31, 2003
Foreign currency translation	$(0.7)	$0.2
Derivative instrument hedges	(0.2)	1.8
Unrealized losses on securities	(1.9)	(3.4)
Minimum pension liability	(175.4)	(175.8)

Accumulated other comprehensive loss	$(178.2)	$(177.2)

8.	Sale of Sawhill Tubular Division
On April 19, 2002, the Company sold its Sawhill Tubular division. In the first three months of 2002, Sawhill Tubular, which is now accounted for as a discontinued operation, generated net sales of $42.4, pretax income of $0.9 and after-tax income of $0.5.

9.	Supplemental Guarantor Information
AK Holding and Douglas Dynamics L.L.C. (the “Guarantor Subsidiary”) fully and unconditionally, jointly and severally guarantee the payment of interest, principal and premium, if any, on AK Steel’s 9% Senior Notes Due 2007, 8 7/8% Senior Notes Due 2008, 7 7/8% Senior Notes Due 2009, 7 3/4% Senior Notes Due 2012 and Senior Secured Notes Due 2004. The Company has determined that full financial statements and other disclosures concerning AK Holding and the Guarantor Subsidiary would not be material to investors and, accordingly, those financial statements are not presented. The following supplemental consolidating financial statements present information about AK Holding, AK Steel, the Guarantor Subsidiary and the Other Subsidiaries. The Other Subsidiaries are not guarantors of the above notes.

Statements of Operations

For the Three Months Ended March 31, 2002

	AK Holding	AK Steel	Guarantor Subsidiary	Other Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$943.8	$11.5	$57.9	$(45.5)	$967.7

Cost of products sold	—	866.9	5.6	27.5	(20.9)	879.1
Selling and administrative expenses	0.5	71.4	5.6	3.9	(15.9)	65.5
Depreciation	—	55.8	0.9	0.7	—	57.4

Total operating costs	0.5	994.1	12.1	32.1	(36.8)	1,002.0

Operating profit (loss)	(0.5)	(50.3)	(0.6)	25.8	(8.7)	(34.3)

Interest expense	—	31.4	—	4.9	(4.5)	31.8
Other income	—	18.6	0.1	2.2	3.7	24.6

Income (loss) before income taxes	(0.5)	(63.1)	(0.5)	23.1	(0.5)	(41.5)

Income tax provision (benefit)	—	(16.2)	—	0.8	—	(15.4)

Income (loss) from continuing operations	(0.5)	(46.9)	(0.5)	22.3	(0.5)	(26.1)

Income from discontinued operations	—	0.5	—	—	—	0.5

Net income (loss)	$(0.5)	$(46.4)	$(0.5)	$22.3	$(0.5)	$(25.6)

Statements of Operations

For the Three Months Ended March 31, 2003

	AK Holding	AK Steel	Guarantor Subsidiary	Other Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$967.0	$13.5	$83.1	$(61.2)	$1,002.4

Cost of products sold	—	898.6	6.7	36.4	(22.7)	919.0
Selling and administrative expenses	0.5	86.6	5.6	5.2	(31.9)	66.0
Depreciation	—	56.4	0.9	0.7	—	58.0

Total operating costs	0.5	1,041.6	13.2	42.3	(54.6)	1,043.0

Operating profit (loss)	(0.5)	(74.6)	0.3	40.8	(6.6)	(40.6)

Interest expense	—	28.4	—	4.1	(3.9)	28.6
Other income (expense)	—	(4.9)	—	2.7	3.4	1.2

Income (loss) before income taxes	(0.5)	(107.9)	0.3	39.4	0.7	(68.0)

Income tax provision (benefit)	—	(27.5)	—	0.3	—	(27.2)

Net income (loss)	$(0.5)	$(80.4)	$0.3	$39.1	$0.7	$(40.8)

Balance Sheets

As of December 31, 2002

	AK Holding	AK Steel	Guarantor Subsidiary	Other Subsidiaries	Elimi- nations	Consolidated Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$276.0	$—	$6.5	$—	$282.5
Accounts receivable	—	10.8	14.9	377.5	—	403.2
Inventories	—	810.0	21.8	39.3	(0.8)	870.3
Deferred tax asset	—	123.0	—	0.3	—	123.3
Other current assets	0.1	19.3	0.6	0.4	—	20.4

Total Current Assets	0.1	1,239.1	37.3	424.0	(0.8)	1,699.7

Property, Plant and Equipment		4,726.4	51.6	33.6	—	4,811.6
Less accumulated depreciation	—	(2,153.3)	(22.2)	(4.3)	—	(2,179.8)

Property, plant and equipment, net	—	2,573.1	29.4	29.3	—	2,631.8

Other Assets:
Investment in AFSG Holdings, Inc.	—	—	—	55.6	—	55.6
Intercompany accounts	909.6	(711.6)	175.2	(176.6)	(196.6)	—
Other investments	—	60.3	—	59.3	—	119.6
Goodwill	—	101.2	2.4	6.1	—	109.7
Other intangible assets	—	90.7	3.1	—	—	93.8
Deferred tax asset	—	633.4	—	—	—	633.4
Other assets	—	48.5	1.7	5.9	—	56.1

TOTAL ASSETS	$909.7	$4,034.7	$249.1	$403.6	$(197.4)	$5,399.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$444.5	$3.9	$8.4	$—	$456.8
Accrued liabilities	—	227.5	7.4	3.9	—	238.8
Current portion of long-term debt	—	62.5	—	—	—	62.5
Current portion of pension and OPEBs	—	102.1	0.1	—	—	102.2

Total Current Liabilities	—	836.6	11.4	12.3	—	860.3

Noncurrent Liabilities:
Long-term debt	—	1,259.9	—	—	—	1,259.9
Pension and OPEBs	—	2,580.5	4.3	—	—	2,584.8
Other liabilities	—	159.4	3.8	2.2	—	165.4

Total Noncurrent Liabilities	—	3,999.8	8.1	2.2	—	4,010.1

TOTAL LIABILITIES	—	4,836.4	19.5	14.5	—	4,870.4

TOTAL STOCKHOLDERS’ EQUITY	909.7	(801.7)	229.6	389.1	(197.4)	529.3

TOTAL LIABILITIES AND EQUITY	$909.7	$4,034.7	$249.1	$403.6	$(197.4)	$5,399.7

Balance Sheets

As of March 31, 2003

	AK Holding	AK Steel	Guarantor Subsidiary	Other Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$240.4	$—	$8.9	$—	$249.3
Accounts receivable	—	20.7	3.3	380.0	—	404.0
Inventories	—	806.1	28.1	44.7	1.8	880.7
Deferred tax asset	—	97.5	—	0.4	—	97.9
Other current assets	0.1	38.2	0.5	0.8	—	39.6

Total Current Assets	0.1	1,202.9	31.9	434.8	1.8	1,671.5

Property, Plant and Equipment	—	4,740.2	51.7	34.3	—	4,826.2
Less accumulated depreciation	—	(2,209.1)	(22.9)	(5.1)	—	(2,237.1)

Property, plant and equipment, net	—	2,531.1	28.8	29.2	—	2,589.1

Other Assets:
Investment in AFSG Holdings, Inc.	—	—	—	55.6	—	55.6
Intercompany accounts	907.9	(743.7)	177.6	(143.5)	(198.3)	—
Other investments	—	57.4	—	59.4	—	116.8
Goodwill	—	101.2	2.4	6.1	—	109.7
Other intangible assets	—	90.7	3.0	—	—	93.7
Deferred tax asset	—	686.0	—	—	—	686.0
Other assets	—	47.3	1.5	5.6	—	54.4

TOTAL ASSETS	$908.0	$3,972.9	$245.2	$447.2	$(196.5)	$5,376.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$436.6	$2.6	$12.1	$—	$451.3
Accrued liabilities	—	213.4	4.8	4.1	—	222.3
Current portion of long-term debt	—	62.5	—	—	—	62.5
Current portion of pension and OPEBs	—	117.0	0.1	—	—	117.1

Total Current Liabilities	—	829.5	7.5	16.2	—	853.2

Noncurrent Liabilities:
Long-term debt	—	1,260.0	—	—	—	1,260.0
Pension and OPEBs	—	2,606.6	4.4	—	—	2,611.0
Other liabilities	—	157.0	3.3	2.5	—	162.8

Total Noncurrent Liabilities	—	4,023.6	7.7	2.5	—	4,033.8

TOTAL LIABILITIES	—	4,853.1	15.2	18.7	—	4,887.0

TOTAL STOCKHOLDERS’ EQUITY	908.0	(880.2)	230.0	428.5	(196.5)	489.8

TOTAL LIABILITIES AND EQUITY	$908.0	$3,972.9	$245.2	$447.2	$(196.5)	$5,376.8

Condensed Statements of Cash Flows

For the Three Months Ended March 31, 2002

	AK Holding	AK Steel	Guarantor Subsidiary	Other Subsidiaries	Eliminations	Consolidated Company
Total from operating activities of continuing operations	$(0.3)	$4.7	$5.1	$(59.8)	$(1.8)	$(52.1)
Cash flows from investing activities:
Capital investments	—	(23.2)	(2.0)	(0.2)	—	(25.4)
Proceeds from sale of investments	—	73.7	—	—	—	73.7

Total from investing activities of continuing operations	—	50.5	(2.0)	(0.2)	—	48.3

Cash flows from financing activities:
Redemption of long-term debt	—	(0.2)	—	—	—	(0.2)
Proceeds from issuing common stock	0.2	—	—	—	—	0.2
Purchase of treasury stock	(1.0)	—	—	—	—	(1.0)
Intercompany activity	1.1	(62.1)	(3.2)	62.4	1.8	—
Other	—	(0.8)	—	0.5	—	(0.3)

Total from financing activities of continuing operations	0.3	(63.1)	(3.2)	62.9	1.8	(1.3)

Cash flow from discontinued operations	—	2.7	—	—	—	2.7

Net increase (decrease)	—	(5.2)	(0.1)	2.9	—	(2.4)

Cash and equivalents, beginning of period	—	97.2	0.1	3.7	—	101.0

Cash and equivalents, end of period	$—	$92.0	$—	$6.6	$—	$98.6

Condensed Statements of Cash Flows

For the Three Months Ended March 31, 2003

	AK Holding	AK Steel	Guarantor Subsidiary	Other Subsidiaries	Eliminations	Consolidated Company
Total from operating activities of continuing operations	$(0.3)	$(54.5)	$2.6	$35.7	$(1.9)	$(18.4)
Cash flows from investing activities:
Capital investments	—	(14.5)	(0.2)	(0.6)	—	(15.3)
Purchase of long-term investments	—	(0.9)	—	—	—	(0.9)
Proceeds from sale of investments	—	1.3	—	—	—	1.3
Other	—	—	—	(0.3)	—	(0.3)

Total from investing activities of continuing operations	—	(14.1)	(0.2)	(0.9)	—	(15.2)
Cash flows from financing activities:
Purchase of treasury stock	(0.5)	—	—	—	—	(0.5)
Intercompany activity	0.8	33.0	(2.4)	(33.3)	1.9	—
Other	—	—	—	0.9	—	0.9

Total from financing activities of continuing operations	0.3	33.0	(2.4)	(32.4)	1.9	0.4

Net increase (decrease)	—	(35.6)	—	2.4	—	(33.2)
Cash and equivalents, beginning of period	—	276.0	—	6.5	—	282.5

Cash and equivalents, end of period	$—	$240.4	$—	$8.9	$—	$249.3

Item	2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollars in millions, except per share and per ton data)

Results of Operations

AK Steel’s Steel Operations consist of seven steelmaking and finishing plants that produce flat-rolled carbon steels, including premium quality coated, cold-rolled and hot-rolled products, and specialty stainless and electrical steels that are sold in slab, hot band, sheet and strip forms. These products are sold primarily to the domestic automotive, appliance, industrial machinery and equipment, and construction markets, as well as to distributors, service centers and converters. Steel Operations also include AK Tube, L.L.C., which further finishes flat-rolled steel into welded steel tubing, and European trading companies that buy and sell steel and steel products. The Snow and Ice Control Products segment consists of the operations of Douglas Dynamics, L.L.C., the largest North American manufacturer of snowplows and salt and sand spreaders for four-wheel drive light trucks. The Company’s other operations consist of Greens Port Industrial Park on the Houston, Texas ship channel.

Total steel shipments for the three months ended March 31, 2003 and 2002 were 1,365,400 tons and 1,435,700 tons, respectively. The decrease in shipments was primarily due to reduced demand from contract customers in the appliance, construction and manufacturing markets and the Company’s decision to limit shipments into the spot market due to lower than anticipated spot market pricing. For the three months ended March 31, 2003, value-added products comprised 89% of total shipments, down from 93% reported in the first quarter of 2002. In the first quarter of 2003, the Company offset some of the decrease in its contract steel sales with increased sales to the spot market, resulting in a significant increase in hot-rolled steel shipments.

For the quarter ended March 31, 2003, net sales were $1,002.4, a 4% increase over the $967.7 reported for the corresponding period in 2002. Steel Operations contributed $985.4 to net sales in the first quarter of 2003, compared to $952.8 for the 2002 period. Compared to the prior year first quarter, average per ton steel sales increased by $39 to $702 per ton in the first quarter of 2003, primarily as a result of an increase in current year contract pricing negotiated during the second half of 2002 and higher spot market pricing compared to the first quarter of 2002.

The first quarter 2003 operating loss was $40.6 compared to a $34.3 loss in the corresponding period in 2002. Steel Operations’ operating losses for the same periods were $43.2 and $35.8, respectively. The increase in operating losses in the first quarter of 2003 was due to reduced shipment and production volumes and higher costs. Higher costs were the result of a significant increase in natural gas prices, an unplanned blast furnace outage, higher prices paid for carbon scrap and foreign purchased slabs and increases in overheads and pension and other postretirement benefit expenses.

For the three months ended March 31, 2003, Snow and Ice Control Products recorded an operating profit of $0.4 compared to an operating loss of $0.6 in the first quarter of 2002. Sales for the three months ended March 31, 2003 and 2002 were $13.5 and $11.5, respectively. The favorable variances in the year-over-year comparison reflect increased snowplow shipments due to comparatively higher snowfalls at the beginning of 2003 than experienced in early 2002 and continued strong truck sales.

In the first quarter of 2002, the Company liquidated all of the nearly 1.5 million shares of Anthem Inc. stock it had received in 2001 upon the demutualization of its primary healthcare insurance provider. The Company recorded a gain on the sale of this stock of $24.1, which is included in income from continuing operations in the three months ended March 31, 2002.

On April 19, 2002, the Company sold its Sawhill Tubular division. In the first three months of 2002, Sawhill Tubular, which is now accounted for as a discontinued operation, generated after-tax income of $0.5.

The Company’s net loss in the three months ended March 31, 2003 was $40.8, or $0.38 per share, compared to a first quarter 2002 net loss of $25.6, or $0.24 per share. Excluding the $15.2 after-tax effect of the Anthem stock gain, the 2002 net loss would have been approximately equal to that of 2003. In the year-over-year comparison, 2003 contract price increases, higher spot market pricing and a $3.2 decrease in interest expense as a result of lower debt balances and the refinancing of $550.0 of senior notes fully offset the effects of the lower shipment and production volumes and higher costs.

Outlook

The Company expects second quarter 2003 shipments of approximately 1.4 million tons, a slight increase over first quarter shipments. This increase is expected to result from higher shipments to the spot market, partially offset by an expected 2% decline in automotive shipments due to announced automobile production cutbacks. However, as a result of this expected change in market mix, reduced demand and the effect of increased domestic steelmaking capacity as formerly idled production facilities are restarted, average selling prices are expected to decline approximately 3% compared to the first quarter of 2003.

Second quarter 2003 costs are expected to benefit from higher production levels and, more importantly, from lower natural gas prices. However, the $10.0 second quarter projected savings from lower natural gas costs is expected to be fully offset by the cost of a seven-day maintenance outage at the Company’s Middletown Works blast furnace, scheduled for June.

Second quarter results will also include the recognition of approximately $5.0 of fees and expenses incurred during the Company’s pursuit of National Steel Corporation’s assets. Those assets are being acquired by another bidder.

Liquidity and Capital Resources

At March 31, 2003, the Company had liquidity of $375.1, consisting of $249.3 of cash and cash equivalents and $125.8 of availability under a $300.0 accounts receivable purchase credit facility. At that date, there were no outstanding borrowings under the credit facility; however, availability was reduced by $81.7 of outstanding letters of credit and a reduced pool of eligible receivables. The Company’s liquidity needs are primarily for capital investments, working capital, employee benefit obligations and debt service.

Cash used by operations totaled $18.4 for the three months ended March 31, 2003. Included in the Company’s reported loss of $40.8 were non-cash depreciation and amortization expense of $60.6, pension and other postretirement benefit expense in excess of cash payments of $41.2 and a non-cash income tax benefit of $28.1. Working capital utilized cash of $52.3 during the period, including a $20.3 reduction in accounts payable and other current liabilities and an increase of $20.4 in prepaid expenses, primarily for insurance premiums.

During the three months ended March 31, 2003, cash used by investing activities totaled $15.2, including capital investments of $15.3 in the first three months. Capital investments for the year 2003 are expected to total approximately $150.0.

During the three months ended March 31, 2003, cash flows from financing activities generated $0.4.

Forward-Looking Statements

Certain statements in this Form 10-Q, particularly those in the paragraph entitled “Outlook,” reflect management’s estimates and beliefs and are intended to be, and are hereby identified as “forward-looking statements” for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. As discussed in its Form 10-K for the year ended December 31, 2002, the Company cautions readers that such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The following are updates to the Company’s descriptions of pending legal proceedings reported in its Annual Report on Form 10-K for the calendar year 2002:

As previously reported, General Motors Corporation filed an action against AK Steel on December 6, 2002 in the Circuit Court for the County of Oakland, Michigan (the “Michigan Action”). Subsequently, AK Steel moved to dismiss that action on the ground, among others, that the letters attached to the complaint do not include threats of cutting off shipments and, in fact, clearly state that AK Steel fully intends to perform all of its legal obligations under the contract. On March 26, 2003, the trial court denied AK Steel’s motion to dismiss.

As previously reported, the United States filed a Complaint on behalf of the United States Environmental Protection Agency (“EPA”) against AK Steel in the United States District Court for the Southern District of Ohio (the “Federal Action”) alleging violations of the Clean Air Act, the Clean Water Act, and the Resource Conservation and Recovery

Act (“RCRA”) at the Middletown Works. AK Steel subsequently filed several motions to dismiss the EPA’s claims. As previously reported, some of those motions were granted in part and denied in part. On March 4, 2003, the trial court denied AK Steel’s motion to dismiss the following claims: (1) the Clean Water Act claim alleging unpermitted discharges of PCB-containing groundwater seeps; (2) the Clean Water Act claim alleging violations of the City of Middletown’s pretreatment standards; and (3) the RCRA 3008(h) corrective action claim. On March 28, 2003, the court entered an agreed order dismissing the claim that AK Steel had violated the administrative order issued by the EPA to AK Steel under RCRA § 7003.

As previously reported, AK Steel filed a verified complaint on June 29, 2000 against the State of Ohio and the Ohio Environmental Protection Agency (“OEPA”) in the Butler County, Ohio Court of Common Pleas (the “State Action”) seeking a declaration, among other things, that the blast furnace and basic oxygen furnaces at the Middletown Works were not causing a public nuisance, and that AK Steel was in compliance with its operating permits for those facilities. On July 27, 2001, the trial court declared null and void two Notices of Violation issued by the OEPA upon which certain air pollution claims of the EPA and the State of Ohio in the related Federal Action were predicated, but declined to rule on other allegations by AK Steel. AK Steel appealed that decision to the Ohio 12th District Court of Appeals. On March 31, 2003, the 12th District Court of Appeals held that the trial court had improperly failed to consider certain of AK Steel’s allegations and remanded the case to the trial court for a determination of those allegations. If proven, those allegations could bar the air pollution claims asserted against AK Steel in the Federal Action.

The following are new matters not previously reported by the Company:

On April 18, 2003, the Department of Justice, on behalf of the EPA, issued a notice of violation with respect to AK Steel’s Butler Works alleging certain noncompliance issues discovered during a multi-media inspection by EPA Region III and the Commonwealth of Pennsylvania in June and August 2000. The notice alleges that AK Steel failed to properly handle electric arc furnace dust in violation of RCRA Section 3005(a), 42 U.S.C. § 6925(a) and RCRA Section 3004, 42 U.S.C. § 6924, failed to properly repair and operate refrigeration equipment in violation of Section 608 of the Clean Air Act, 42 U.S.C. § 7671g, did not have a proper NPDES permit for a stormwater outfall and failed to comply with certain RCRA inspection and training requirements. AK Steel still is investigating these claims, but has entered into settlement discussions with the EPA concerning this matter. AK Steel will vigorously contest any claims it is unable to resolve through these settlement discussions.

Item 6.    Exhibits and Reports on Form 8-K

A.	Exhibits.

Exhibit 99a. Section 906 Certification of Chief Executive Officer
Exhibit 99b. Section 906 Certification of Chief Financial Officer

B.	Reportson Form 8-K.

The following report on Form 8-K was filed in the quarter ended March 31, 2003 to disclose information pursuant to Item 5:

Item Reported	Date
AK Steel Names John G. Hritz President	January 21, 2003

The following reports on Form 8-K were filed in the quarter ended March 31, 2003 to furnish information pursuant to Item 9:

Item Reported	Date
AK Steel Offers to Acquire National Steel Corporation Assets	January 24, 2003
National Steel Accepts AK Steel’s Asset Purchase Agreement and AK Steel Reports Fourth Quarter and Full Year 2002 Results	January 31, 2003
Federal Judge Approves AK Steel as Lead Bidder in National Steel Acquisition	February 7, 2003
AK Steel Says It Has No Intention of Suspending Shipments to General Motors	February 10, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the following duly authorized person.

AK Steel Holding Corporation
(Registrant)

Date	May 8, 2003	/S/ JAMES L. WAINSCOTT
James L. Wainscott Senior Vice President and Chief Financial Officer (and principal accounting officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Richard M. Wardrop, Jr., Chairman and Chief Executive Officer of AK Steel Holding Corporation (the “registrant”), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of AK Steel Holding Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrants’ other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	May 8, 2003	/S/ RICHARD M. WARDROP, JR.
Richard M. Wardrop, Jr., Chairman and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, James L. Wainscott, Senior Vice President and Chief Financial Officer of AK Steel Holding Corporation (the “registrant”), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of AK Steel Holding Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrants’ other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	May 8, 2003	/S/ JAMES L. WAINSCOTT
James L. Wainscott, Senior Vice President and Chief Financial Officer