Form 10-Q
period 2003-06-30
AK STEEL HOLDING CORP
filed 2003-08-07
CIK 918160

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

108,472,063 shares of common stock

(as of August 6, 2003)

AK STEEL HOLDING CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AK STEEL HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in millions, except per share data)

(unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Net sales	$1,141.5	$1,021.4	$2,109.2	$2,023.8
Cost of products sold (exclusive of items shown below)	975.6	993.5	1,854.7	1,912.5
Selling and administrative expenses	64.3	71.7	129.8	137.7
Depreciation	55.6	58.0	113.0	116.0
Insurance settlement (Note 6)	(23.9)	—	(23.9)	—

Total operating costs	1,071.6	1,123.2	2,073.6	2,166.2
Operating profit (loss)	69.9	(101.8)	35.6	(142.4)
Interest expense	34.7	28.5	66.5	57.1
Gain on sale of Anthem stock (Note 7)	—	—	24.1	—
Other income	2.1	1.0	2.6	2.2

Income (loss) from continuing operations before income taxes	37.3	(129.3)	(4.2)	(197.3)
Income tax provision (benefit)	13.8	(51.1)	(1.6)	(78.3)

Income (loss) from continuing operations	23.5	(78.2)	(2.6)	(119.0)
Loss from discontinued operations, net of tax (Note 8)	1.0	—	0.5	—
Loss on sale of Sawhill Tubular, net of tax (Note 8)	6.3	—	6.3	—

Net income (loss)	$16.2	$(78.2)	$(9.4)	$(119.0)

Earnings per share (Note 2):
Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.22	$(0.72)	$0.03)	$(1.10)
Loss from discontinued operations	0.01	—	—	—
Loss on sale of Sawhill Tubular	0.06	—	0.06	—

Net income (loss)	$0.15	$(0.72)	$(0.09)	$(1.10)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.22	$(0.72)	$(0.03)	$(1.10)
Loss from discontinued operations	0.01	—	—	—
Loss on sale of Sawhill Tubular	0.06	—	0.06	—

Net income (loss)	$0.15	$(0.72)	$(0.09)	$(1.10)

Common shares and common share equivalents outstanding (weighted average in millions):
For basic earnings per share	107.9	108.5	107.9	108.4
For diluted earnings per share	108.2	108.5	107.9	108.4

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

		(unaudited)
ASSETS	December 31, 2002	June 30, 2003
Current Assets:
Cash and cash equivalents	$282.5	$192.9
Accounts receivable	403.2	420.4
Inventories (Note 3)	870.3	913.0
Deferred tax asset	123.3	112.3
Other current assets	20.4	34.0

Total Current Assets	1,699.7	1,672.6

Property, Plant and Equipment	4,811.6	4,853.2
Less accumulated depreciation	(2,179.8)	(2,298.9)

Property, plant and equipment, net	2,631.8	2,554.3

Other Assets:
Investment in AFSG Holdings, Inc.	55.6	55.6
Other investments	119.6	120.9
Goodwill	109.7	109.7
Other intangible assets	93.8	93.5
Deferred tax asset	633.4	722.1
Other assets	56.1	54.0

TOTAL ASSETS	$5,399.7	$5,382.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$456.8	$502.9
Accrued liabilities	238.8	229.4
Current portion of long-term debt	62.5	62.5
Current portion of pension and other postretirement benefit obligations	102.2	136.6

Total Current Liabilities	860.3	931.4

Noncurrent Liabilities:
Long-term debt	1,259.9	1,260.1
Pension and other postretirement benefit obligations	2,584.8	2,616.7
Other liabilities	165.4	160.1

Total Noncurrent Liabilities	4,010.1	4,036.9

TOTAL LIABILITIES	4,870.4	4,968.3

Stockholders’ Equity:
Common stock, authorized 200,000,000 shares of $.01 par value each; issued 2002, 116,292,876 shares, 2003, 116,975,102 shares; outstanding 2002, 107,895,704 shares, 2003, 108,472,380 shares	1.2	1.2
Additional paid-in capital	1,812.1	1,813.5
Treasury stock, common shares at cost, 2002, 8,397,172 shares; 2003, 8,502,722 shares	(122.0)	(122.6)
Accumulated deficit	(983.8)	(1,102.8)
Accumulated other comprehensive loss (Note 10)	(178.2)	(174.9)

TOTAL STOCKHOLDERS’ EQUITY	529.3	414.4

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,399.7	$5,382.7

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

(unaudited)	Six Months Ended June 30,
	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9.4)	$(119.0)
Depreciation and amortization	118.0	121.2
Deferred income taxes	44.9	(80.2)
Working capital	(70.8)	(42.0)
Pension and other postretirement benefit expense in excess of payments	47.9	65.5
Other	(9.2)	5.3

Net cash flows from operating activities of continuing operations	121.4	(49.2)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	(53.1)	(42.5)
Purchase of long-term investments	(10.0)	(1.1)
Proceeds from sale of investments	82.0	1.3
Proceeds from sale of business	62.8	—
Proceeds from sale of property, plant & equipment	—	1.6
Other	(0.2)	(0.6)

Net cash flows from investing activities of continuing operations	81.5	(41.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuing long-term debt	538.1	—
Redemption of long-term debt	(0.4)	—
Proceeds from issuing common stock	0.2	—
Purchase of treasury stock	(1.6)	(0.6)
Other	0.6	1.5

Net cash flows from financing activities of continuing operations	536.9	0.9
Cash flows from discontinued operations	3.1	—

Net increase (decrease) in cash and cash equivalents	742.9	(89.6)
Cash and cash equivalents, beginning of period	101.0	282.5

Cash and cash equivalents, end of period	$843.9	$192.9

Supplemental disclosure of cash flow information:
Net cash paid (received) during the period for:
Interest, net of capitalized interest	$61.9	$54.8
Income taxes	(45.4)	2.1

Supplemental disclosure of non-cash investing and financing activities—Issuance of restricted stock	$3.3	$5.3

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share data)

1.	Basis of Presentation

In the opinion of the management of AK Steel Holding Corporation (“AK Holding”) and AK Steel Corporation (“AK Steel”, and together with AK Holding, the “Company”), the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2003, the results of its operations for the three and six-month periods ended June 30, 2002 and 2003 and its cash flows for the six-month periods ended June 30, 2002 and 2003. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2002.

2.	Earnings Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Income (loss) for calculation of basic earnings per share:
Income (loss) from continuing operations	$23.5	$(78.2)	$(2.6)	$(119.0)
Less: Preferred stock dividends	0.3	—	0.5	—

Income (loss) from continuing operations available to common stockholders	23.2	(78.2)	(3.1)	(119.0)
Loss from discontinued operations	1.0	—	0.5	—
Loss on sale of Sawhill Tubular	6.3	—	6.3	—

Net income (loss) available to common stockholders	$15.9	$(78.2)	$(9.9)	$(119.0)

Weighted average common shares (in millions)	107.9	108.5	107.9	108.4

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.22	$(0.72)	$(0.03)	$(1.10)
Loss from discontinued operations	0.01	—	—	—
Loss on sale of Sawhill Tubular	0.06	—	0.06	—

Net income (loss)	$0.15	$(0.72)	$(0.09)	$(1.10)

Income (loss) for calculation of diluted earnings per share:
Income (loss) from continuing operations	$23.5	$(78.2)	$(2.6)	$(119.0)
Less: Preferred stock dividends	0.3	—	0.5	—

Income (loss) from continuing operations available to common stockholders	23.2	(78.2)	(3.1)	(119.0)
Loss from discontinued operations	1.0	—	0.5	—
Loss on sale of Sawhill Tubular	6.3	—	6.3	—

Net income (loss) available to common stockholders	$15.9	$(78.2)	$(9.9)	$(119.0)

Weighted average common shares (in millions)	107.9	108.5	107.9	108.4
Common stock options outstanding	0.3	—	—	—

Common shares outstanding as adjusted	108.2	108.5	107.9	108.4

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.22	$(0.72)	$(0.03)	$(1.10)
Loss from discontinued operations	0.01	—	—	—
Loss on sale of Sawhill Tubular	0.06	—	0.06	—

Net income (loss)	$0.15	$(0.72)	$(0.09)	$(1.10)

Potential common shares (in millions) excluded from calculation due to antidilutive effect Stock options	2.3	4.2	3.8	4.2
$3.625 convertible preferred stock	0.7	—	0.7	—

3.	Inventories

Inventories are valued at the lower of cost or market. The cost of the majority of inventories is measured on the last in, first out (LIFO) method. Other inventories are measured principally at average cost.

	December 31, 2002	June 30, 2003
Finished and semi-finished	$740.7	$786.2
Raw materials	172.6	190.6

Total cost	913.3	976.8
Adjustment to state inventories at LIFO value	(43.0)	(63.8)

Net inventories	$870.3	$913.0

4.	Segment Information

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Net sales:
Steel Operations	$1,102.3	$981.2	$2,055.1	$1,966.6
Snow and Ice Control Products	36.0	36.8	47.5	50.3
Other Operations	3.2	3.4	6.6	6.9

Total net sales	$1,141.5	$1,021.4	$2,109.2	$2,023.8

Operating profit (loss):
Steel Operations	$56.7	$(115.1)	$20.9	$(158.3)
Snow and Ice Control Products	11.2	11.2	10.6	11.6
Other Operations	2.0	2.1	4.1	4.3

Total operating profit (loss)	$69.9	$(101.8)	$35.6	$(142.4)

5.	Common Stock Compensation

Common stock compensation expense related to restricted stock awards granted under the Company’s Stock Incentive Plan (“SIP”) totaled $1.2 and $1.3 for the three months ended June 30, 2002 and 2003, respectively, and $2.8 and $2.9 for the six months ended June 30, 2002 and 2003, respectively. The Company uses the intrinsic value method to account for nonqualified stock options granted under the SIP. Had compensation expense for the Company’s stock option plans been determined based on the fair value method, the Company’s net loss and loss per share would have been adjusted as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Net income (loss) as reported	$16.2	$(78.2)	$(9.4)	$(119.0)
Additional compensation cost based on fair value recognition, net of tax	0.6	0.3	1.1	0.7

Net income (loss) as adjusted	$15.6	$(78.5)	$(10.5)	$(119.7)

Income (loss) per share as reported	$0.15	$(0.72)	$(0.09)	$(1.10)
Additional compensation cost per share based on fair value recognition, net of tax	0.01	—	0.01	—

Income (loss) per share as adjusted	$0.14	$(0.72)	$(0.10)	$(1.10)

6.	Insurance Settlement

In the second quarter of 2002, the Company recorded a pretax benefit of $23.9 arising from settlements entered into with certain of the Company’s insurance carriers, partially offset by an increase in environmental reserves. The settlement benefit was net of legal fees and expenses.

7.	Sale of Anthem Inc. Stock

In the first quarter of 2002, the Company liquidated all of the nearly 1.5 million shares of Anthem Inc. stock it had received in 2001 upon the demutualization of its primary healthcare insurance provider. The Company recorded a gain on the sale of this stock of $24.1, which is included in income from continuing operations in the six months ended June 30, 2002.

8.	Sale of Sawhill Tubular Division

On April 19, 2002, the Company sold its Sawhill Tubular division, recognizing an after-tax loss on the sale of $6.3. From April 1, 2002 through the date of sale, Sawhill Tubular, which was accounted for as a discontinued operation, generated net sales of $8.6, a pretax loss of $1.7 and an after-tax loss of $1.0. From January 1, 2002 through the date of sale, Sawhill Tubular generated net sales of $42.4, a pretax loss of $0.8 and an after-tax loss of $0.5.

9.	Issuance of Long-Term Debt

On June 11, 2002, the Company issued and sold $550.0 of 7-3/4% Senior Notes Due 2012. Net of the discount to the initial purchasers and expenses, the sale generated cash proceeds of $538.1. On July 11, 2002, these proceeds, along with cash on hand, were used to retire all $550.0 of the Company’s 9-1/8% Senior Notes Due 2006.

10.	Comprehensive Income (Loss)

Comprehensive income (loss), net of tax, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Net income (loss)	$16.2	$(78.2)	$(9.4)	$(119.0)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	0.9	1.3	0.6	2.2
Derivative instrument hedges, mark to market:
Gains (losses) arising in period	(2.7)	1.4	5.8	6.4
Reclass losses (gains) to net income (loss)	5.5	(2.8)	19.2	(5.8)
Unrealized gains/losses on securities:
Unrealized holding gains (losses) arising in period	(0.4)	2.3	(0.8)	1.0
Reclass losses (gains) to net income (loss)	—	0.1	(11.3)	(0.1)
Minimum pension liability adjustment	—	—	—	(0.4)

Comprehensive income (loss)	$19.5	$(75.9)	$4.1	$(115.7)

A 40% deferred tax rate is applied to derivative instrument hedges and unrealized gains and losses.

Accumulated other comprehensive loss is as follows:

	December 31, 2002	June 30, 2003
Foreign currency translation	$(0.7)	$1.5
Derivative instrument hedges	(0.2)	0.4
Unrealized losses on securities	(1.9)	(1.0)
Minimum pension liability	(175.4)	(175.8)

Accumulated other comprehensive loss	$(178.2)	$(174.9)

11.	Supplemental Guarantor Information

AK Holding and Douglas Dynamics, L.L.C. (the “Guarantor Subsidiary”) fully and unconditionally, jointly and severally guarantee the payment of interest, principal and premium, if any, on AK Steel’s 9% Senior Notes Due 2007, 8-7/8% Senior Notes Due 2008, 7-7/8% Senior Notes Due 2009, 7-3/4% Senior Notes Due 2012 and Senior Secured Notes Due 2004. The Company has determined that full financial statements and other disclosures concerning AK Holding and the Guarantor Subsidiary would not be material to investors and, accordingly, those financial statements are not presented. The following supplemental consolidating financial statements present information about AK Holding, AK Steel, the Guarantor Subsidiary and the Other Subsidiaries. The Other Subsidiaries are not guarantors of the above notes.

Statements of Operations

For the Three Months Ended June 30, 2002

	AK Holding	AK Steel	Guarantor Subsidiary	Other Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$1,071.2	$36.0	$84.1	$(49.8)	$1,141.5
Cost of products sold	0.1	927.4	18.4	33.1	(3.4)	975.6
Selling and administrative expenses	0.3	89.5	5.5	4.7	(35.7)	64.3
Depreciation	—	54.0	0.9	0.7	—	55.6
Insurance settlement	—	(23.9)	—	—	—	(23.9)

Total operating costs	0.4	1,047.0	24.8	38.5	(39.1)	1,071.6
Operating profit (loss)	(0.4)	24.2	11.2	45.6	(10.7)	69.9
Interest expense	—	34.5	—	5.3	(5.1)	34.7
Other income (expense)	—	(4.8)	—	2.3	4.6	2.1

Income (loss) before income taxes	(0.4)	(15.1)	11.2	42.6	(1.0)	37.3
Income tax provision	—	13.1	—	0.7	—	13.8

Income (loss) from continuing operations	(0.4)	(28.2)	11.2	41.9	(1.0)	23.5
Loss from discontinued operations	—	1.0	—	—	—	1.0
Loss on sale of Sawhill Tubular	—	6.3	—	—	—	6.3

Net income (loss)	$(0.4)	$(35.5)	$11.2	$41.9	$(1.0)	$16.2

Statements of Operations

For the Three Months Ended June 30, 2003

	AK Holding	AK Steel	Guarantor Subsidiary	Other Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$964.1	$36.8	$87.5	$(67.0)	$1,021.4
Cost of products sold	0.1	960.0	19.0	41.4	(27.0)	993.5
Selling and administrative expenses	0.5	92.4	5.8	4.9	(31.9)	71.7
Depreciation	—	56.4	0.8	0.8	—	58.0

Total operating costs	0.6	1,108.8	25.6	47.1	(58.9)	1,123.2
Operating profit (loss)	(0.6)	(144.7)	11.2	40.4	(8.1)	(101.8)
Interest expense	—	28.3	—	3.9	(3.7)	28.5
Other income (expense)	—	(4.7)	(0.1)	1.4	4.4	1.0

Income (loss) before income taxes	(0.6)	(177.7)	11.1	37.9	—	(129.3)
Income tax provision (benefit)	—	(51.4)	—	0.3	—	(51.1)

Net income (loss)	$(0.6)	$(126.3)	$11.1	$37.6	$—	$(78.2)

Statements of Operations

For the Six Months Ended June 30, 2002

	AK Holding	AK Steel	Guarantor Subsidiary	Other Subsidiaries	Elimi- nations	Consolidated Company
Net sales	$—	$2,015.0	$47.5	$142.0	$(95.3)	$2,109.2
Cost of products sold	0.1	1,794.3	24.0	60.6	(24.3)	1,854.7
Selling and administrative expenses	0.8	160.9	11.1	8.6	(51.6)	129.8
Depreciation	—	109.8	1.8	1.4	—	113.0
Insurance settlement	—	(23.9)	—	—	—	(23.9)

Total operating costs	0.9	2,041.1	36.9	70.6	(75.9)	2,073.6
Operating profit (loss)	(0.9)	(26.1)	10.6	71.4	(19.4)	35.6
Interest expense	—	65.9	—	10.2	(9.6)	66.5
Other income	—	13.8	0.1	4.5	8.3	26.7

Income (loss) before income taxes	(0.9)	(78.2)	10.7	65.7	(1.5)	(4.2)
Income tax provision (benefit)	—	(3.1)	—	1.5	—	(1.6)

Income (loss) from continuing operations	(0.9)	(75.1)	10.7	64.2	(1.5)	(2.6)
Loss from discontinued operations	—	0.5	—	—	—	0.5
Loss on sale of Sawhill Tubular	—	6.3	—	—	—	6.3

Net income (loss)	$(0.9)	$(81.9)	$10.7	$64.2	$(1.5)	$(9.4)

Statements of Operations

For the Six Months Ended June 30, 2003

	AK Holding	AK Steel	Guarantor Subsidiary	Other Subsidiaries	Elimi- nations	Consolidated Company
Net sales	$—	$1,931.1	$50.3	$170.6	$(128.2)	$2,023.8
Cost of products sold	0.1	1,858.6	25.7	77.8	(49.7)	1,912.5
Selling and administrative expenses	1.0	179.1	11.3	10.1	(63.8)	137.7
Depreciation	—	112.8	1.7	1.5	—	116.0

Total operating costs	1.1	2,150.5	38.7	89.4	(113.5)	2,166.2
Operating profit (loss)	(1.1)	(219.4)	11.6	81.2	(14.7)	(142.4)
Interest expense	—	56.7	—	8.0	(7.6)	57.1
Other income (expense)	—	(9.6)	(0.1)	4.1	7.8	2.2

Income (loss) before income taxes	(1.1)	(285.7)	11.5	77.3	0.7	(197.3)
Income tax provision (benefit)	—	(78.9)	—	0.6	—	(78.3)

Net income (loss)	$(1.1)	$(206.8)	$11.5	$76.7	$0.7	$(119.0)

Balance Sheets

As of December 31, 2002

	AK Holding	AK Steel	Guarantor Subsidiary	Other Subsidiaries	Elimi- nations	Consolidated Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$276.0	$—	$6.5	$—	$282.5
Accounts receivable	—	10.8	14.9	377.5	—	403.2
Inventories	—	810.0	21.8	39.3	(0.8)	870.3
Deferred tax asset	—	123.0	—	0.3	—	123.3
Other current assets	0.1	19.3	0.6	0.4	—	20.4

Total Current Assets	0.1	1,239.1	37.3	424.0	(0.8)	1,699.7

Property, Plant and Equipment		4,726.4	51.6	33.6	—	4,811.6
Less accumulated depreciation	—	(2,153.3)	(22.2)	(4.3)	—	(2,179.8)

Property, plant and equipment, net	—	2,573.1	29.4	29.3	—	2,631.8

Other Assets:
Investment in AFSG Holdings, Inc.	—	—	—	55.6	—	55.6
Intercompany accounts	909.6	(711.6)	175.2	(176.6)	(196.6)	—
Other investments	—	60.3	—	59.3	—	119.6
Goodwill	—	101.2	2.4	6.1	—	109.7
Other intangible assets	—	90.7	3.1	—	—	93.8
Deferred tax asset	—	633.4	—	—	—	633.4
Other assets	—	48.5	1.7	5.9	—	56.1

TOTAL ASSETS	$909.7	$4,034.7	$249.1	$403.6	$(197.4)	$5,399.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$444.5	$3.9	$8.4	$—	$456.8
Accrued liabilities	—	227.5	7.4	3.9	—	238.8
Current portion of long-term debt	—	62.5	—	—	—	62.5
Current portion of pension and OPEBs	—	102.1	0.1	—	—	102.2

Total Current Liabilities	—	836.6	11.4	12.3	—	860.3

Noncurrent Liabilities:
Long-term debt	—	1,259.9	—	—	—	1,259.9
Pension and OPEBs	—	2,580.5	4.3	—	—	2,584.8
Other liabilities	—	159.4	3.8	2.2	—	165.4

Total Noncurrent Liabilities	—	3,999.8	8.1	2.2	—	4,010.1

TOTAL LIABILITIES	—	4,836.4	19.5	14.5	—	4,870.4

TOTAL STOCKHOLDERS’ EQUITY	909.7	(801.7)	229.6	389.1	(197.4)	529.3

TOTAL LIABILITIES AND EQUITY	$909.7	$4,034.7	$249.1	$403.6	$(197.4)	$5,399.7

Balance Sheets

As of June 30, 2003

	AK Holding	AK Steel	Guarantor Subsidiary	Other Subsidiaries	Elimi- nations	Consolidated Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$179.6	$—	$13.3	$—	$192.9
Accounts receivable	—	10.9	29.9	379.6	—	420.4
Inventories	—	834.1	25.1	51.3	2.5	913.0
Deferred tax asset	—	111.9	—	0.4	—	112.3
Other current assets	0.1	32.6	0.8	0.5	—	34.0

Total Current Assets	0.1	1,169.1	55.8	445.1	2.5	1,672.6

Property, Plant and Equipment	—	4,766.1	52.2	34.9	—	4,853.2
Less accumulated depreciation	—	(2,269.5)	(23.6)	(5.8)	—	(2,298.9)

Property, plant and equipment, net	—	2,496.6	28.6	29.1	—	2,554.3

Other Assets:
Investment in AFSG Holdings, Inc.	—	—	—	55.6	—	55.6
Intercompany accounts	910.3	(770.7)	170.9	(111.5)	(199.0)	—
Other investments	—	61.5	—	59.4	—	120.9
Goodwill	—	101.2	2.4	6.1	—	109.7
Other intangible assets	—	90.7	2.8	—	—	93.5
Deferred tax asset	—	722.1	—	—	—	722.1
Other assets	—	46.2	2.5	5.3	—	54.0

TOTAL ASSETS	$910.4	$3,916.7	$263.0	$489.1	$(196.5)	$5,382.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$480.4	$7.7	$14.8	$—	$502.9
Accrued liabilities	—	219.3	6.0	4.1	—	229.4
Current portion of long-term debt	—	62.5	—	—	—	62.5
Current portion of pension and OPEBs	—	136.5	0.1	—	—	136.6

Total Current Liabilities	—	898.7	13.8	18.9	—	931.4

Noncurrent Liabilities:
Long-term debt	—	1,260.1	—	—	—	1,260.1
Pension and OPEBs	—	2,612.2	4.5	—	—	2,616.7
Other liabilities	—	153.8	3.6	2.7	—	160.1

Total Noncurrent Liabilities	—	4,026.1	8.1	2.7	—	4,036.9

TOTAL LIABILITIES	—	4,924.8	21.9	21.6	—	4,968.3

TOTAL STOCKHOLDERS’ EQUITY	910.4	(1,008.1)	241.1	467.5	(196.5)	414.4

TOTAL LIABILITIES AND EQUITY	$910.4	$3,916.7	$263.0	$489.1	$(196.5)	$5,382.7

Condensed Statements of Cash Flows

For the Six Months Ended June 30, 2002

	AK Holding	AK Steel	Guarantor Subsidiary	Other Subsidiaries	Elimi- nations	Consolidated Company
Net cash flow from operating activities of continuing operations	$(0.7)	$154.9	$(3.6)	$(34.5)	$5.3	$121.4
Cash flows from investing activities:
Capital investments	—	(48.6)	(3.8)	(0.7)	—	(53.1)
Purchase of long-term investments	—	(10.0)	—	—	—	(10.0)
Proceeds from sale of investments	—	82.0	—	—	—	82.0
Proceeds from sale of business	—	62.8	—	—	—	62.8
Proceeds from sale of investments	—	—	—	(0.2)	—	(0.2)

Net cash flow from investing activities of continuing operations	—	86.2	(3.8)	(0.9)	—	81.5
Cash flows from financing activities:
Proceeds from issuing long-term debt	—	538.1	—	—	—	538.1
Redemption of long-term debt	—	(0.4)	—	—	—	(0.4)
Proceeds from issuing common stock	0.2	—	—	—	—	0.2
Purchase of treasury stock	(1.6)	—	—	—	—	(1.6)
Intercompany activity	2.1	(42.4)	7.3	38.3	(5.3)	—
Other	—	—	—	0.6	—	0.6

Net cash flow from financing activities of continuing operations	0.7	495.3	7.3	38.9	(5.3)	536.9
Cash flow from discontinued operations	—	3.1	—	—	—	3.1

Net increase (decrease)	—	739.5	(0.1)	3.5	—	742.9
Cash and equivalents, beginning of period	—	97.2	0.1	3.7	—	101.0

Cash and equivalents, end of period	$—	$836.7	$—	$7.2	$—	$843.9

Condensed Statements of Cash Flows

For the Six Months Ended June 30, 2003

	AK Holding	AK Steel	Guarantor Subsidiary	Other Subsidiaries	Elimi- nations	Consolidated Company
Net cash flow from operating activities of continuing operations	$(0.9)	$(113.8)	$(3.4)	$71.5	$(2.6)	$(49.2)
Cash flows from investing activities:
Capital investments	—	(40.4)	(0.9)	(1.2)	—	(42.5)
Purchase of long-term investments	—	(1.1)	—	—	—	(1.1)
Proceeds from sale of investments	—	1.3	—	—	—	1.3
Proceeds from sale of property, plant & equipment	—	1.6	—	—	—	1.6
Other	—	—	—	(0.6)	—	(0.6)

Net cash flow from investing activities of continuing operations	—	(38.6)	(0.9)	(1.8)	—	(41.3)
Cash flows from financing activities:
Purchase of treasury stock	(0.6)	—	—	—	—	(0.6)
Intercompany activity	1.5	56.7	4.3	(65.1)	2.6	—
Other	—	(0.7)	—	2.2	—	1.5

Net cash flow from financing activities of continuing operations	0.9	56.0	4.3	(62.9)	2.6	0.9

Net increase (decrease)	—	(96.4)	—	6.8	—	(89.6)
Cash and equivalents, beginning of period	—	276.0	—	6.5	—	282.5

Cash and equivalents, end of period	$—	$179.6	$—	$13.3	$—	$192.9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollars in millions, except per share and per ton data)

Results of Operations

AK Steel’s Steel Operations consist of seven steelmaking and finishing plants that produce flat-rolled carbon steels, including premium quality coated, cold-rolled and hot-rolled products, and specialty stainless and electrical steels that are sold in slab, hot band, sheet and strip forms. These products are sold primarily to the domestic automotive, appliance, industrial machinery and equipment, and construction markets, as well as to distributors, service centers and converters. Steel Operations also include AK Tube LLC, which further finishes flat-rolled steel into welded steel tubing, and European trading companies that buy and sell steel and steel products. The Snow and Ice Control Products segment consists of the operations of Douglas Dynamics, L.L.C., the largest North American manufacturer of snowplows and salt and sand spreaders for four-wheel drive light trucks. The Company’s other operations consist of Greens Port Industrial Park on the Houston, Texas ship channel.

Steel shipments for the three months ended June 30, 2003 and 2002 were 1,399,000 tons and 1,504,500 tons, respectively. Shipments for the six months ended June 30, 2003 and 2002 were 2,764,400 tons and 2,940,200 tons, respectively. The current year decreases were primarily due to reduced demand from contract customers in the appliance, construction and manufacturing markets and the Company’s decision to limit shipments of value-added products to the spot market due to lower than acceptable spot market pricing. For the six months ended June 30, 2003, value-added products comprised 89.2% of total shipments, down from 93.5% reported in the first half of 2002. In 2003, the Company offset some of the decrease in its contract steel sales with increased sales to the spot market, resulting in an increase in hot-rolled steel shipments.

For the quarter ended June 30, 2003, net sales were $1,021.4, an 11% decrease from the $1,141.5 reported for the corresponding period in 2002. Steel Operations contributed $981.2 to net sales in the second quarter of 2003, compared to $1,102.3 for the 2002 period. Compared to the prior year second quarter, average per ton flat-rolled steel sales decreased by $26 to $682 per ton in the second quarter of 2003, primarily as a result of the increase in sales of lower-priced hot-rolled steel products. For the six-month period ended June 30, 2003, net sales were $2,023.8 compared to $2,109.2 in the first half of 2002. Steel Operations generated $1,966.6 year-to-date net sales in 2003, compared to $2,055.1 for the 2002 period.

The second quarter 2003 operating loss was $101.8 compared to a $69.9 profit in the corresponding period in 2002. Steel Operations’ operating profit (loss) for the same periods were $(115.1) and $56.7, respectively. The operating loss for the first half of 2003 was $142.4 compared to a $35.6 profit in the corresponding period in 2002, while six-month Steel Operations’ operating loss for 2003 was $158.3 and operating profit for 2002 was $20.9. Second quarter 2002 operating profit was favorably impacted by a $23.9 pretax benefit arising from settlements with certain of the Company’s insurance carriers, partially offset by an increase in environmental reserves. The settlement benefit was net of legal fees and expenses. In contrast, second quarter 2003 operating costs were unfavorably impacted by an $11.4 planned Middletown Works blast furnace maintenance outage and a $4.1 write-off of equipment at the Middletown Works sinter plant following a change to a type of iron ore pellets that avoids the need to produce high cost sinter. During the quarter, the Company also recognized $2.4 for start-up costs for an Ashland Works coke battery, which was restarted from hot idle and is expected to achieve savings of at least $3.0 per year compared to the costs of purchasing coke. The second quarter 2003 operating loss also included a $7.2 LIFO inventory charge, reflecting higher current costs for purchased slabs, scrap, nickel and natural gas, and $4.8 of expenses incurred in connection with the Company’s efforts to acquire the assets of National Steel Corporation. Second quarter and six month 2003 operating results compared to the same periods last year were unfavorably impacted by reduced production and shipment volumes and increases in pension and other postretirement benefit expenses.

For each of the three months ended June 30, 2003 and 2002, Snow and Ice Control Products recorded an operating profit of $11.2. Sales for the three months ended June 30, 2003 and 2002 were $36.8 and $36.0, respectively. Operating profit for the six months ended June 30, 2003 and 2002 were $11.6 and $10.6, respectively, on sales of $50.3 and $47.5, respectively. The favorable variances in the year-over-year comparison reflect increased snowplow shipments due to comparatively higher snowfalls at the beginning of 2003 than experienced in early 2002 and continued strong truck sales.

In the first quarter of 2002, the Company liquidated all of the nearly 1.5 million shares of Anthem Inc. stock it had received in 2001 upon the demutualization of its primary healthcare insurance provider. The Company recorded a gain on the sale of this stock of $24.1, which was included in income from continuing operations in the six months ended June 30, 2002.

On April 19, 2002, the Company sold its Sawhill Tubular division, recording a $6.3, or $0.06 per share, loss in the second quarter of that year. Sawhill Tubular, which was accounted for as a discontinued operation, generated an after-tax loss of $1.0, or $0.01 per share, for the period from April 1, 2002 through the date of sale and a net after-tax loss of $0.5, which rounded to zero cents per share, from the beginning of 2002 to the date of sale.

The Company’s net losses in the three and six months ended June 30, 2003 were $78.2, or $0.72 per share, and $119.0, or $1.10 per share, respectively. In 2002, the Company recorded net income of $16.2, or $0.15 per share, for the second quarter and a net loss of $9.4, or $0.09 per share, for the first six months. In the year-over-year comparison for the second quarter and first six months, the 2003 unfavorable variances were due, in large part, to lower operating results, partially offset by a decrease in interest expense as a result of lower debt balances and the refinancing, at a lower interest rate, of $550.0 of its senior notes.

Outlook

The Company expects third quarter 2003 shipments to be slightly lower than the second quarter at approximately 1.375 million tons. This amount reflects a decline in automotive shipments as the automotive companies perform their normal two-week seasonal maintenance outage and re-tooling in preparation for production of new model year vehicles, partially offset by an increase in spot market sales. This shipment level forecast assumes each of the large domestic automakers reaches a new labor contract by the current contract expiration date of August 31st. Should any of these customers fail to reach a labor agreement and a work stoppage occurs, the Company’s shipments and results could be adversely affected. The modest automotive decrease is expected to reduce the Company’s average selling price per ton by approximately $5 in the third quarter from second quarter levels.

Lower average selling prices in the third quarter are expected to be more than fully offset by cost savings as a result of fewer planned maintenance outages and expected lower costs for natural gas. In addition, the Company should realize the operational benefits of the second quarter blast furnace outage, shutdown of the sinter plant and restart of the coke battery.

Under its method of accounting for pension and other postretirement benefit plans, the Company recognizes into income (loss), as a fourth quarter adjustment, any unrecognized actuarial net gains and losses that exceed 10% of the larger of projected benefit obligations or plan assets. Prevailing interest rates on the fourth quarter measurement date are one of the factors used to determine the Company’s year-end liability, fourth quarter corridor charge and subsequent year’s expense for these benefit plans. Based on prevailing interest rates at the end of the second quarter, the Company would recognize a substantial fourth quarter non-cash charge in 2003. However, at this time, because factors influencing the determination of plan liabilities and expenses are likely to change, the Company cannot reasonably estimate the amount of a fourth quarter charge, if one is necessary.

Under current accounting rules, the Company is required to review for possible impairment most of its $109.7 of goodwill at least annually. During the second half of 2003, management, with the help of outside consultants, will determine if a decline in the Company’s businesses has led to a permanent loss in the value of its goodwill below the amount at which it is carried on the balance sheet. If an impairment is necessary, the consultants will assist in a calculation of the amount by which the goodwill balance has been impaired and the Company will record a non-cash charge against operating profit (loss) for that amount. The Company currently cannot reasonably estimate the amount of such a charge, if one is necessary.

At June 30, 2003, the Company had recorded a net deferred tax asset of $834.4. The valuation of this net deferred tax asset is dependent on, among other things, the ability of the Company to generate a sufficient level of future taxable income. In estimating future taxable income, the Company has considered both positive and negative evidence, such as historical results of operations, including the substantial losses realized in recent periods, and would, if necessary, consider the implementation of prudent and feasible tax planning strategies. The Company has and will continue to review on a quarterly basis its assumptions and tax planning strategies and, if the amount of the realizable net deferred tax asset is less than the amount currently on the balance sheet, the Company would reduce its deferred tax asset, recognizing a non-cash charge against net income (loss). At June 30, 2003, the Company concluded that it is more likely than not that the net deferred tax asset will be realized.

On July 2, 2003, the Company announced that its wholly-owned subsidiary, AK Tube LLC, had signed a definitive agreement to acquire ArvinMeritor’s Central Tubing Facility in Columbus, Indiana. The transaction is subject to regulatory approval. The acquisition includes a multi-year supply agreement between AK Tube and ArvinMeritor.

Liquidity and Capital Resources

At June 30, 2003, the Company had $192.9 of cash and cash equivalents and $120.6 of availability under a $300.0 accounts receivable purchase credit facility. At that date, there were no outstanding borrowings under the credit facility; however, availability was reduced by $90.1 of outstanding letters of credit and a reduced pool of eligible receivables. The Company’s liquidity needs are primarily for capital investments, working capital, employee benefit obligations and debt service.

On July 24, 2003, AK Steel entered into a $400.0, five-year senior secured revolving credit facility with a syndicate of lenders. Borrowings will be secured by certain of the Company’s inventories. The obligations of AK Steel under the facility are guaranteed by AK Holding and three subsidiaries of the Company.

Cash used by operations totaled $49.2 for the six months ended June 30, 2003. Included in the Company’s reported loss of $119.0 were non-cash depreciation and amortization expense of $121.2, pension and other postretirement benefit expense in excess of cash payments of $65.5 and a non-cash income tax benefit of $80.2. Working capital utilized cash of $42.0 during the period, including $42.2 as a result of an increase in inventories. Inventories are expected to decrease during the remainder of the year to approximate prior year-end levels.

During the six months ended June 30, 2003, cash used by investing activities totaled $41.3, including capital investments of $42.5. Capital spending for the year 2003 is expected to total approximately $100.0.

During the six months ended June 30, 2003, cash flows from financing activities generated $0.9.

Effective as of June 30, 2003, the agreement governing AK Steel’s Senior Secured Notes due 2004 was amended to modify the definition of Consolidated Net Worth used in those Notes for purposes of various covenants. The amendment excludes from the calculation of Consolidated Net Worth for all years ending on or after December 31, 2001 the immediate effect of a fourth quarter corridor adjustment resulting from the calculation of actuarial net gains and losses in respect of the Company’s pension and other postretirement benefit plans which otherwise are recognized pursuant to the Company’s method of accounting. Instead, the amount of such an adjustment will be amortized in equal monthly installments over the succeeding ten-year period.

New Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“Statement”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The Statement amends and clarifies financial accounting and reporting for both derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Except for certain provisions that relate to Statement No. 133 implementation issues already in effect, Statement No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company will adopt this Statement as required, but does not believe adoption will have a material effect on its financial statements.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” In general, the Statement requires an issuer to classify a financial instrument within its scope as a liability (or an asset in some circumstances). These include certain financial instruments that a) are mandatorily redeemable, b) embody an obligation to repurchase the issuer’s equity shares or c) embody an obligation that the issuer must or may settle by issuing a variable number of its equity shares. The Statement is effective as of July 1, 2003 or for financial instruments entered into or modified after May 31, 2003. The Company will adopt this Statement as required, but does not believe adoption will have a material effect on its financial statements.

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

With the participation of management, the Company’s chief executive officer and its chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2003. Based upon this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of June 30, 2003.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and  15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The following are updates to the Company’s descriptions of pending legal proceedings reported in its Annual Report on Form 10-K for the calendar year 2002 and/or its Quarterly Report on Form 10-Q for the first quarter of 2003:

As previously reported, General Motors Corporation filed an action against AK Steel on December 6, 2002 in the Circuit Court for the County of Oakland, Michigan (the “Michigan Action”). On December 17, 2002, AK Steel filed an action against General Motors in the Court of Common Pleas, Butler County, Ohio (the “Ohio Action”). The Ohio Action was dismissed by agreement of the parties on May 27, 2003. The Michigan Action was dismissed by agreement of the parties on May 28, 2003.

As previously reported, the United States filed a Complaint on behalf of the United States Environmental Protection Agency (“EPA”) against AK Steel in the United States District Court for the Southern District of Ohio alleging violations of the Clean Air Act, the Clean Water Act, and the Resource Conservation and Recovery Act (“RCRA”) at the Middletown Works. The State of Ohio subsequently moved to intervene and assert its own claims against AK Steel. AK Steel filed several motions to dismiss the claims of the EPA and the State of Ohio. As previously reported, some of those motions already have been granted in part and denied in part. On April 21, 2003, the court ruled on the Company’s only remaining undecided motion to dismiss. It dismissed the First Claim for Relief in the State of Ohio’s First Amended Complaint, the State’s sole remaining air pollution claim.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on May 13, 2003. The following items of business were conducted at the meeting:

Election of Directors. All nine nominees were elected. The following sets forth the voting results:

	For	Vote Withheld
Richard A. Abdoo	97,239,358	4,506,826
Donald V. Fites	97,217,601	4,528,583
Dr. Bonnie G. Hill	97,188,129	4,558,055
Robert H. Jenkins	97,215,816	4,530,368
Lawrence A. Leser	93,552,081	8,194,103
Daniel J. Meyer	93,578,778	8,167,406
Eugene A. Renna	97,226,262	4,519,922
Dr. James A. Thomson	93,576,705	8,169,479
Richard M. Wardrop, Jr.	96,317,809	5,428,375

Amendment of Stock Incentive Plan. On January 16, 2003, the Company’s Board of Directors, subject to and effective upon receipt of stockholder approval, adopted amendments to the Company’s Stock Incentive Plan to increase the maximum number of shares reserved for issuance under the Stock Plan by 5,000,000 shares to 16,000,000 shares and to extend the expiration of the period during which options and restricted stock awards may be granted under the Stock Plan from December 31, 2007 to December 31, 2011. The proposal was approved by the affirmative vote of the holders of 73,135,106 shares. An aggregate of 11,268,288 shares voted against the proposal, 227,072 shares abstained and 17,115,718 shares were the subject of broker non-votes.

Approval of Annual Management Incentive Plan. On January 16, 2003, the Company’s Board of Directors adopted certain amendments to the Company’s Annual Management Incentive Plan and directed that the incentive plan, as restated in the Proxy Statement to reflect those amendments, be submitted to stockholders for approval. The amended incentive plan was approved by the affirmative vote of the holders of 77,734,865 shares. An aggregate of 6,653,761 shares voted against the amended incentive plan, 241,842 shares abstained and 17,115,716 shares were the subject of broker non-votes.

Approval of Long-Term Performance Plan. On January 16, 2003, the Company’s Board of Directors adopted certain amendments to the Company’s Long-Term Performance Plan and directed that the long-term plan, as restated in the Proxy Statement to reflect those amendments, be submitted to stockholders for approval. The amended long-term plan was approved by the affirmative vote of the holders of 76,792,441 shares. An aggregate of 7,612,456 shares voted against the amended long-term plan, 225,570 shares abstained and 17,115,717 shares were the subject of broker non-votes.

Shareholder Proposal Regarding Future Severance Agreements. A shareholder of the Company introduced a proposal to urge the Company’s Board of Directors to seek shareholder approval for future severance agreements with senior executives that provide benefits in an amount exceeding 2.99 times the sum of the executive’s base salary plus bonus. The proposal was approved by the affirmative vote of the holders of 49,985,736 shares. An aggregate of 34,395,052 shares voted against the proposal, 249,680 shares abstained and 17,115,716 shares were the subject of broker non-votes.

Item 5.	Other Information

The following is an update to the Company’s description of a pending environmental matter reported in its Annual Report on Form 10-K for the calendar year 2002:

As previously reported, the Company is in the process of planning and preparing for the timely installation of pollution control equipment necessary to comply with new “MACT” (maximum achievable control technology) rules for integrated iron and steel manufacturing facilities. The final MACT rules were published by the EPA in the Federal Register on May 20, 2003. Pursuant to these rules, any existing affected source must have pollution control equipment necessary to comply with the MACT rules installed and operating by May 22, 2006. The Company may conclude that it is more cost effective to purchase slabs than to install the pollution control equipment necessary to comply with MACT and may elect to shut down the hot end facilities of its Middletown Works.

Item 6.	Exhibits and Reports on Form 8-K

A.	Exhibits.

	Exhibit 4.1.	Third Supplemental Agreement, dated June 30, 2003, relating to AK Steel Corporation’s Senior Secured Notes, Series A-E, Due 2004
	Exhibit 31.1.	Section 302 Certification of Chief Executive Officer
	Exhibit 31.2.	Section 302 Certification of Chief Financial Officer
	Exhibit 32.1.	Section 906 Certification of Chief Executive Officer
	Exhibit 32.2.	Section 906 Certification of Chief Financial Officer

B.	Reports on Form 8-K.

The following reports on Form 8-K were filed in the quarter ended June 30, 2003 to furnish information pursuant to Item 9:

Item Reported	Date
AK Steel Reaffirms National Steel Corporation Bid Proposal	April 11, 2003
AK Steel Reports First Quarter Financial Results	April 24, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the following duly authorized person.

AK STEEL HOLDING CORPORATION
(Registrant)

Date:	August 6, 2003	/s/ JAMES L. WAINSCOTT
James L. Wainscott
Senior Vice President and Chief Financial Officer (and principal accounting officer)