Form 10-Q
period 2003-09-30
AK STEEL HOLDING CORP
filed 2003-11-14
CIK 918160

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

108,559,436 shares of common stock

(as of November 11, 2003)

AK STEEL HOLDING CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AK STEEL HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in millions, except per share data)

(unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Net sales	$1,117.6	$1,064.5	$3,226.8	$3,088.3
Cost of products sold (exclusive of items shown below)	933.5	1,047.8	2,788.2	2,960.3
Selling and administrative expenses	69.9	68.4	199.7	206.1
Depreciation	57.4	58.6	170.4	174.6
Goodwill impairment (Note 6)	—	101.2	—	101.2
Insurance settlement (Note 7)	—	—	(23.9)	—

Total operating costs	1,060.8	1,276.0	3,134.4	3,442.2

Operating profit (loss)	56.8	(211.5)	92.4	(353.9)

Interest expense	31.7	30.3	98.2	87.4
Loss on early retirement of debt (Note 8)	31.7	—	31.7	—
Gain on sale of Anthem stock (Note 9)	—	—	24.1	—
Other income	1.5	0.8	4.1	3.0

Loss from continuing operations before income taxes	(5.1)	(241.0)	(9.3)	(438.3)

Deferred tax asset valuation allowance (Note 10)	—	87.3	—	87.3
Income tax benefit	1.9	50.8	3.5	129.1

Loss from continuing operations	(3.2)	(277.5)	(5.8)	(396.5)

Loss from discontinued operations, net of tax (Note 11)	—	—	0.5	—
Loss on sale of Sawhill Tubular, net of tax (Note 11)	0.1	—	6.4	—

Net loss	$(3.3)	$(277.5)	$(12.7)	$(396.5)

Loss per share (Note 2):
Basic and diluted loss per share:
Loss from continuing operations	$(0.03)	$(2.56)	$(0.06)	$(3.66)
Loss from discontinued operations	—	—	—	—
Loss on sale of Sawhill Tubular	—	—	0.06	—

Net loss	$(0.03)	$(2.56)	$(0.12)	$(3.66)

Common shares and common share equivalents outstanding (weighted average in millions):
For basic and diluted loss per share	107.9	108.5	107.9	108.5

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	December 31, 2002	(unaudited) September 30, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$282.5	$59.1
Accounts receivable	403.2	482.8
Inventories (Note 3)	870.3	794.8
Deferred tax asset	123.3	118.8
Other current assets	20.4	21.4

Total Current Assets	1,699.7	1,476.9

Property, Plant and Equipment	4,811.6	4,872.5
Less accumulated depreciation	(2,179.8)	(2,343.7)

Property, plant and equipment, net	2,631.8	2,528.8

Other Assets:
Investment in AFSG Holdings, Inc.	55.6	55.6
Other investments	119.6	120.4
Goodwill (Note 6)	109.7	39.4
Other intangible assets	93.8	94.9
Deferred tax asset	633.4	675.5
Other assets	56.1	59.0

TOTAL ASSETS	$5,399.7	$5,050.5

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Notes payable	$—	$50.0
Accounts payable	456.8	393.2
Accrued liabilities	238.8	218.6
Current portion of long-term debt	62.5	62.5
Current portion of pension and other postretirement benefit obligations	102.2	136.6

Total Current Liabilities	860.3	860.9

Noncurrent Liabilities:
Long-term debt	1,259.9	1,260.2
Pension and other postretirement benefit obligations	2,584.8	2,636.9
Other liabilities	165.4	157.8

Total Noncurrent Liabilities	4,010.1	4,054.9

TOTAL LIABILITIES	4,870.4	4,915.8

Stockholders’ Equity:
Common stock, authorized 200,000,000 shares of $.01 par value each; issued 2002, 116,292,876 shares, 2003, 116,975,427 shares; outstanding 2002, 107,895,704 shares, 2003, 108,471,952 shares	1.2	1.2
Additional paid-in capital	1,812.1	1,814.8
Treasury stock, common shares at cost, 2002, 8,397,172 shares; 2003, 8,503,475 shares	(122.0)	(122.7)
Accumulated deficit	(983.8)	(1,380.3)
Accumulated other comprehensive loss (Note 12)	(178.2)	(178.3)

TOTAL STOCKHOLDERS’ EQUITY	529.3	134.7

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,399.7	$5,050.5

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

(unaudited)	Nine Months Ended September 30,
	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12.7)	$(396.5)
Depreciation and amortization	177.8	182.9
Deferred income taxes	48.0	(38.6)
Goodwill impairment	—	101.2
Working capital	(117.4)	(79.5)
Pension and other postretirement benefit expense in excess of payments	41.5	85.1
Other	21.9	8.8

Net cash flows from operating activities of continuing operations	159.1	(136.6)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	(64.9)	(64.0)
Purchase of business and investments	(44.2)	(68.3)
Proceeds from sale of investments	82.0	1.8
Proceeds from sale of business	62.8	—
Proceeds from sale of property, plant & equipment	—	2.9
Other	(0.3)	(0.1)

Net cash flows from investing activities of continuing operations	35.4	(127.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuing notes payable	—	50.0
Proceeds from issuing long-term debt	538.1	—
Redemption of long-term debt	(550.6)	—
Premium on redemption of long-term debt	(25.1)	—
Redemption of preferred stock	(13.1)	—
Preferred stock dividends paid	(0.9)	—
Purchase of treasury stock	(1.6)	(0.6)
Other	(2.1)	(8.5)

Net cash flows from financing activities of continuing operations	(55.3)	40.9
Cash flows from discontinued operations	3.1	—

Net increase (decrease) in cash and cash equivalents	142.3	(223.4)
Cash and cash equivalents, beginning of period	101.0	282.5

Cash and cash equivalents, end of period	$243.3	$59.1

Supplemental disclosure of cash flow information:
Net cash paid (received) during the period for:
Interest, net of capitalized interest	$90.7	$80.1
Income taxes	(50.3)	2.4
Supplemental disclosure of non-cash investing and financing activities –
Issuance of restricted stock	$3.3	$5.3

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share data)

1.	Basis of Presentation

In the opinion of the management of AK Steel Holding Corporation (“AK Holding”) and AK Steel Corporation (“AK Steel”, and together with AK Holding, the “Company”), the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2003, the results of its operations for the three and nine-month periods ended September 30, 2002 and 2003 and its cash flows for the nine-month periods ended September 30, 2002 and 2003. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2002.

2.	Loss Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Loss for calculation of basic and diluted loss per share:
Loss from continuing operations	$(3.2)	$(277.5)	$(5.8)	$(396.5)
Less: Preferred stock dividends	0.7	—	1.2	—

Loss from continuing operations available to common stockholders	(3.9)	(277.5)	(7.0)	(396.5)
Loss from discontinued operations	—	—	0.5	—
Loss on sale of Sawhill Tubular	0.1	—	6.4	—

Net loss available to common stockholders	$(4.0)	$(277.5)	$(13.9)	$(396.5)

Weighted average common shares (in millions)	107.9	108.5	107.9	108.5

Basic and diluted loss per share:
Loss from continuing operations	$(0.03)	$(2.56)	$(0.06)	$(3.66)
Loss from discontinued operations	—	—	—	—
Loss on sale of Sawhill Tubular	—	—	0.06	—

Net loss	$(0.03)	$(2.56)	$(0.12)	$(3.66)

Potential common shares (in millions) excluded from calculation due to antidilutive effect:
Stock options	3.8	4.2	3.8	4.2
$3.625 convertible preferred stock	0.7	—	0.7	—

3.	Inventories

Inventories are valued at the lower of cost or market. The cost of the majority of inventories is measured on the last in, first out (LIFO) method. Other inventories are measured principally at average cost.

	December 31, 2002	September 30, 2003
Finished and semi-finished	$740.7	$701.1
Raw materials	172.6	174.9

Total cost	913.3	876.0
Adjustment to state inventories at LIFO value	(43.0)	(81.2)

Net inventories	$870.3	$794.8

4.	Segment Information

The Company’s Steel Operations primarily consist of the production, finishing and sale of flat-rolled carbon, stainless and electrical steels and steel tubing products. The Company also owns Douglas Dynamics, L.L.C., a Snow and Ice Control Products business, which manufactures snowplows and salt and sand spreaders for four-wheel drive light trucks. The Company’s Other Operations consist of the operations of Greens Port Industrial Park. As more fully discussed in Note 15, AK Holdings’ Board of Directors has authorized management to proceed with a plan to sell Douglas Dynamics and Greens Port. The following presents the results of the Company’s segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Net sales:
Steel Operations	$1,077.8	$1,021.1	$3,132.9	$2,987.7
Snow and Ice Control Products	36.2	40.0	83.7	90.3
Other Operations	3.6	3.4	10.2	10.3

Total net sales	$1,117.6	$1,064.5	$3,226.8	$3,088.3

Operating profit (loss):
Steel Operations (see notes 6 and 7)	$44.1	$(225.1)	$65.0	$(383.4)
Snow and Ice Control Products	10.4	11.4	21.0	23.0
Other Operations	2.3	2.2	6.4	6.5

Total operating profit (loss)	$56.8	$(211.5)	$92.4	$(353.9)

5.	Common Stock Compensation

Common stock compensation expense related to restricted stock awards granted under the Company’s Stock Incentive Plan (“SIP”) was $1.2 for each of the three month periods ended September 30, 2002 and 2003, and $4.0 and $4.1 for the nine months ended September 30, 2002 and 2003, respectively. The Company uses the intrinsic value method to account for nonqualified stock options granted under the SIP. Had compensation expense for the Company’s stock option plans been determined based on the fair value method, the Company’s net loss and loss per share would have been adjusted as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Net loss as reported	$(3.3)	$(277.5)	$(12.7)	$(396.5)
Additional compensation cost based on fair value recognition, net of tax	0.7	0.5	1.9	1.7

Net loss as adjusted	$(4.0)	$(278.0)	$(14.6)	$(398.2)

Loss per share as reported	$(0.03)	$(2.56)	$(0.12)	$(3.66)
Additional compensation cost per share based on fair value recognition, net of tax	0.01	—	0.02	0.01

Loss per share as adjusted	$(0.04)	$(2.56)	$(0.14)	$(3.67)

6.	Goodwill Impairment

Under current accounting rules, the Company is required to annually review for possible impairment most of its goodwill. Recognizing continued softness in the carbon, stainless and electrical steel markets affecting both pricing and volumes, in addition to other factors, the Company’s management determined that the fair value of the Company’s flat-rolled steel reporting unit was more likely than not reduced. In the third quarter of 2003, management engaged an outside consultant to determine the fair value of its flat-rolled steel reporting unit using a present value model. Based on this analysis, the Company concluded that a decline in the business of its flat-rolled steel reporting unit has led to an impairment of the value of the related goodwill below the amount at which it is carried on the balance sheet. As a result, in the three and nine months ended September 30, 2003, the Company recognized an impairment charge of $101.2. The remaining goodwill in the Steel Operations segment primarily relates to the tubular business, including $30.9 of goodwill related to AK Tube LLC’s third quarter 2003 acquisition of ArvinMeritor’s Central Tubing Facility. This acquisition also resulted in the recognition of $1.5 of intangible assets primarily related to a supply agreement and prepaid land lease.

7.	Insurance Settlement

In the second quarter of 2002, the Company recorded a pretax benefit of $23.9 arising from settlements entered into with certain of the Company’s insurance carriers, partially offset by an increase in environmental reserves. The settlement benefit was net of legal fees and expenses.

8.	Issuance and Retirement of Long-Term Debt

On June 11, 2002, the Company issued and sold $550.0 of 7-3/4% Senior Notes Due 2012. Net of the discount to the initial purchasers and expenses, the sale generated cash proceeds of $538.1. On July 11, 2002, these proceeds, along with cash on hand, were used to retire all $550.0 of the Company’s 9-1/8% Senior Notes Due 2006. In the three and nine months ended September 30, 2002, the Company recognized a $31.7 pretax loss on the early retirement of debt.

9.	Sale of Anthem Inc. Stock

In the first quarter of 2002, the Company liquidated all of the nearly 1.5 million shares of Anthem Inc. stock it had received in 2001 upon the demutualization of its primary healthcare insurance provider. The Company recorded a gain on the sale of this stock of $24.1, which is included in income from continuing operations in the nine months ended September 30, 2002.

10.	Deferred Tax Asset

In order to fully recognize the deferred tax asset recorded on its financial statements, the Company must generate taxable income sufficient to utilize its net operating loss carryforwards before they expire. Approximately 66% of the Company’s December 31, 2002 regular tax net operating loss carryforwards expire by the end of 2010. The Company records a valuation allowance to reduce its deferred tax asset to an amount that is more likely than not to be realized. In the third quarter, an analysis of projected taxable income indicated that an increase in its valuation allowance was necessary and, in the three and nine months ended September 30, 2003, the Company recognized an $87.3 non-cash charge to record this valuation allowance.

11.	Sale of Sawhill Tubular Division

On April 19, 2002, the Company sold its Sawhill Tubular division, recognizing an after-tax loss of $6.4 on the sale. From January 1, 2002 through the date of sale, Sawhill Tubular, which was accounted for as a discontinued operation, generated net sales of $42.4, a pretax loss of $0.8 and an after-tax loss of $0.5.

12.	Comprehensive Income (Loss)

Comprehensive income (loss), net of tax, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Net loss	$(3.3)	$(277.5)	$(12.7)	$(396.5)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	0.4	(1.3)	1.0	0.9
Derivative instrument hedges, mark to market:
Gains (losses) arising in period	0.8	(2.4)	6.6	4.0
Reclass losses (gains) to net loss	0.7	(0.3)	19.9	(6.1)
Unrealized gains/losses on securities:
Unrealized holding gains (losses) arising in period	(0.7)	0.7	(1.5)	1.7
Reclass losses (gains) to net loss	—	(0.1)	(11.3)	(0.2)
Minimum pension liability adjustment	—	—	—	(0.4)

Comprehensive income (loss)	$(2.1)	$(280.9)	$2.0	$(396.6)

A 40% deferred tax rate is applied to derivative instrument hedges and unrealized gains and losses.

Accumulated other comprehensive loss is as follows:

	December 31, 2002	September 30, 2003
Foreign currency translation	$(0.7)	$0.2
Derivative instrument hedges	(0.2)	(2.3)
Unrealized losses on securities	(1.9)	(0.4)
Minimum pension liability	(175.4)	(175.8)

Accumulated other comprehensive loss	$(178.2)	$(178.3)

13.	Legal Proceedings

The following are updates to the Company’s descriptions of pending legal proceedings reported in its Annual Report on Form 10-K for the calendar year 2002 and/or its Quarterly Report on Form 10-Q for the first and second quarters of 2003:

As previously reported in the Company’s 2002 Form 10-K, in 1998 AK Steel filed an action against Sollac, S.A. and others in the United States District Court for the Southern District of Ohio (the “Patent Case”). The Patent Case involves issues of infringement, validity and enforceability of six U.S. patents owned by AK Steel that relate to aluminized stainless steel. On July 30, 2002 the District Court found certain claims of the patents were valid but that the defendants did not infringe upon these valid claims. The court also found that certain claims of the patents were not valid for lack of enablement. It previously was reported that AK Steel planned to file an appeal from the District Court’s ruling in the Court of Appeals for the Federal Circuit. AK Steel did file such an appeal. On September 23, 2003, the Court of Appeals affirmed the decision of the District Court. As previously reported in the Company’s 2002 Form 10-K, there are two additional cases in which the defendants in the Patent Case are asserting claims against AK Steel and/or the Company. Those cases are Sollac, S.A., et al., v. AK Steel Corporation in the United States District Court for the Southern District of Ohio (the “U.S. Case”) and Ugine, S.A., et al. v. AK Steel Corporation in the Federal Court of Canada (the “Canadian Case”). The Canadian Case presents issues of infringement, validity and disparagement related to three Canadian patents owned by AK Steel. The plaintiffs in the U.S. Case allege that AK Steel has unlawfully monopolized the aluminized stainless steel market. On or about October 30, 2003, the parties entered into a settlement agreement by which all of the claims at issue in the above-described cases have been resolved. Pursuant to the settlement agreement, all of the cases have been or soon will be dismissed with prejudice.

As previously reported in the Company’s 2002 Form 10-K, in April 2000 an action was filed in the United States District Court for the Southern District of Ohio by Bernard Fidel and others against the Company and certain of its directors and officers. The plaintiffs allege material misstatements and omissions in the Company’s public disclosure about its business and operations. As previously reported, the plaintiffs are seeking to have the case certified as a class action. The parties recently entered into an oral agreement by which they agreed to settle all of the claims at issue in the case. Pursuant to the terms of the oral agreement, the parties will stipulate to certification of the action as a class action and the settlement of the case is conditioned upon receiving final judicial approval from the District Court. The parties are in the process of preparing formal documents to memorialize their agreement and to present the settlement to the District Court for approval. Upon approval of the settlement, all claims pending in the action will be dismissed with prejudice. The Company does not consider the amount of the settlement to be material and, in any event, the settlement amount is well within the limits of the Company’s applicable insurance.

The following is a new matter not previously reported by the Company:

On September 29, 2003, the National Labor Relations Board (the “NLRB”) Region 8 issued a Complaint against AK Steel alleging that AK Steel has been engaging in unfair labor practices as defined by the National Labor Relations Act at its Mansfield (Ohio) Works in connection with a labor dispute with the United Steelworkers of America (the “Union”). The NLRB alleged that AK Steel has unlawfully failed since December 9, 2002, to return locked-out bargaining unit employees to work, unilaterally implemented a training rate system, failed to provide requested information to the Union and refused to meet with an individual designated as the Union’s agent. The NLRB has scheduled a hearing on March 22, 2004. AK Steel is contesting this matter vigorously.

14.	Supplemental Guarantor Information

AK Holding along with Douglas Dynamics, L.L.C., AK Tube LLC and AK Steel Investments Inc. (the “Guarantor Subsidiaries”) fully and unconditionally, jointly and severally guarantee the payment of interest, principal and premium, if any, on AK Steel’s 9% Senior Notes Due 2007, 8- 7/8% Senior Notes Due 2008, 7- 7/8% Senior Notes Due 2009, 7- 3/4% Senior Notes Due 2012 and Senior Secured Notes Due 2004. The Company has determined that full financial statements and other disclosures concerning AK Holding and the Guarantor Subsidiaries would not be material to investors and, accordingly, those financial statements are not presented. The following supplemental consolidating financial statements present information about AK Holding, AK Steel, the Guarantor Subsidiaries and the Other Subsidiaries. The Other Subsidiaries are not guarantors of the above notes.

Statements of Operations

For the Three Months Ended September 30, 2002

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$1,058.2	$57.3	$59.4	$(57.3)	$1,117.6
Cost of products sold	—	895.7	37.3	13.7	(13.2)	933.5
Selling and administrative expenses	0.4	93.5	7.7	3.2	(34.9)	69.9
Depreciation	—	55.7	1.6	0.1	—	57.4

Total operating costs	0.4	1,044.9	46.6	17.0	(48.1)	1,060.8
Operating profit (loss)	(0.4)	13.3	10.7	42.4	(9.2)	56.8

Interest expense	—	31.3	0.2	5.1	(4.9)	31.7
Other income (expense)	—	(36.3)	—	2.8	3.3	(30.2)

Income (loss) before income taxes	(0.4)	(54.3)	10.5	40.1	(1.0)	(5.1)
Income tax provision (benefit)	—	(2.3)	0.1	0.3	—	(1.9)

Income (loss) from continuing operations	(0.4)	(52.0)	10.4	39.8	(1.0)	(3.2)
Loss on sale of Sawhill Tubular	—	0.1	—	—	—	0.1

Net income (loss)	$(0.4)	$(52.1)	$10.4	$39.8	$(1.0)	$(3.3)

Statements of Operations

For the Three Months Ended September 30, 2003

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$1,001.3	$77.5	$69.6	$(83.9)	$1,064.5
Cost of products sold	—	1,009.8	53.0	26.8	(41.8)	1,047.8
Selling and administrative expenses	0.2	88.2	8.4	3.6	(32.0)	68.4
Depreciation	—	56.4	2.2	—	—	58.6
Goodwill impairment	—	101.2	—	—	—	101.2

Total operating costs	0.2	1,255.6	63.6	30.4	(73.8)	1,276.0
Operating profit (loss)	(0.2)	(254.3)	13.9	39.2	(10.1)	(211.5)
Interest expense	—	29.8	—	3.9	(3.4)	30.3
Other income (expense)	—	(3.1)	4.5	3.9	(4.5)	0.8

Income (loss) before income taxes	(0.2)	(287.2)	18.4	39.2	(11.2)	(241.0)
Income tax provision (benefit)	—	36.2	—	0.3	—	36.5

Net income (loss)	$(0.2)	$(323.4)	$18.4	$38.9	$(11.2)	$(277.5)

Statements of Operations

For the Nine Months Ended September 30, 2002

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$3,073.2	$142.6	$163.6	$(152.6)	$3,226.8
Cost of products sold	0.1	2,689.9	90.9	44.8	(37.5)	2,788.2
Selling and administrative expenses	1.2	254.4	22.5	8.1	(86.5)	199.7
Depreciation	—	165.6	4.7	0.1	—	170.4
Insurance settlement	—	(23.9)	—	—	—	(23.9)

Total operating costs	1.3	3,086.0	118.1	53.0	(124.0)	3,134.4
Operating profit (loss)	(1.3)	(12.8)	24.5	110.6	(28.6)	92.4
Interest expense	—	97.2	0.5	15.0	(14.5)	98.2
Other income (expense)	—	(22.5)	0.1	7.3	11.6	(3.5)

Income (loss) before income taxes	(1.3)	(132.5)	24.1	102.9	(2.5)	(9.3)
Income tax provision (benefit)	—	(5.3)	1.2	0.6	—	(3.5)

Income (loss) from continuing operations	(1.3)	(127.2)	22.9	102.3	(2.5)	(5.8)
Loss from discontinued operations	—	0.5	—	—	—	0.5
Loss on sale of Sawhill Tubular	—	6.4	—	—	—	6.4

Net income (loss)	$(1.3)	$(134.1)	$22.9	$102.3	$(2.5)	$(12.7)

Statements of Operations

For the Nine Months Ended September 30, 2003

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$2,932.4	$173.2	$194.8	$(212.1)	$3,088.3
Cost of products sold	0.1	2,868.4	115.4	67.9	(91.5)	2,960.3
Selling and administrative expenses	1.2	267.3	23.2	10.2	(95.8)	206.1
Depreciation	—	169.2	5.3	0.1	—	174.6
Goodwill impairment	—	101.2	—	—	—	101.2

Total operating costs	1.3	3,406.1	143.9	78.2	(187.3)	3,442.2
Operating profit (loss)	(1.3)	(473.7)	29.3	116.6	(24.8)	(353.9)
Interest expense	—	86.5	—	11.9	(11.0)	87.4
Other income (expense)	—	(12.7)	4.4	8.0	3.3	3.0

Income (loss) before income taxes	(1.3)	(572.9)	33.7	112.7	(10.5)	(438.3)
Income tax provision (benefit)	—	(42.7)	—	0.9	—	(41.8)

Net income (loss)	$(1.3)	$(530.2)	$33.7	$111.8	$(10.5)	$(396.5)

Condensed Balance Sheets

As of December 31, 2002

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi- nations	Consolidated Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$276.0	$—	$6.5	$—	$282.5
Accounts receivable	—	10.9	22.3	370.0	—	403.2
Inventories	—	810.0	33.6	27.5	(0.8)	870.3
Deferred tax asset	—	123.0	—	0.3	—	123.3
Other current assets	0.1	19.3	0.7	0.3	—	20.4

Total Current Assets	0.1	1,239.2	56.6	404.6	(0.8)	1,699.7

Property, Plant and Equipment		4,726.4	84.4	0.8	—	4,811.6
Less accumulated depreciation	—	(2,153.3)	(25.9)	(0.6)	—	(2,179.8)

Property, plant and equipment, net	—	2,573.1	58.5	0.2	—	2,631.8

Other Assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	—	55.6
Intercompany accounts	909.6	(711.8)	123.1	(25.8)	(295.1)	—
Other investments	—	60.3	1.2	58.1	—	119.6
Goodwill	—	101.2	4.2	4.3	—	109.7
Other intangible assets	—	90.7	3.1	—	—	93.8
Deferred tax asset	—	633.4	—	—	—	633.4
Other assets	—	48.5	1.7	5.9	—	56.1

TOTAL ASSETS	$909.7	$4,034.6	$304.0	$447.3	$(295.9)	$5,399.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$444.4	$6.4	$6.0	$—	$456.8
Accrued liabilities	—	227.5	9.2	2.1	—	238.8
Current portion of long-term debt	—	62.5	—	—	—	62.5
Current portion of pension and OPEBs	—	102.1	0.1	—	—	102.2

Total Current Liabilities	—	836.5	15.7	8.1	—	860.3

Noncurrent Liabilities:
Long-term debt	—	1,259.9	—	—	—	1,259.9
Pension and OPEBs	—	2,580.5	4.3	—	—	2,584.8
Other liabilities	—	159.4	3.8	2.2	—	165.4

Total Noncurrent Liabilities	—	3,999.8	8.1	2.2	—	4,010.1

TOTAL LIABILITIES	—	4,836.3	23.8	10.3	—	4,870.4

TOTAL STOCKHOLDERS’ EQUITY	909.7	(801.7)	280.2	437.0	(295.9)	529.3

TOTAL LIABILITIES AND EQUITY	$909.7	$4,034.6	$304.0	$447.3	$(295.9)	$5,399.7

Condensed Balance Sheets

As of September 30, 2003

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$44.9	$0.1	$14.1	$—	$59.1
Accounts receivable	—	12.7	78.7	391.4	—	482.8
Inventories	—	712.7	37.9	46.8	(2.6)	794.8
Deferred tax asset	—	118.4	—	0.4	—	118.8
Other current assets	0.1	20.2	0.9	0.2	—	21.4

Total Current Assets	0.1	908.9	117.6	452.9	(2.6)	1,476.9

Property, Plant and Equipment	—	4,749.5	122.1	0.9	—	4,872.5
Less accumulated depreciation	—	(2,312.2)	(30.9)	(0.6)	—	(2,343.7)

Property, plant and equipment, net	—	2,437.3	91.2	0.3	—	2,528.8

Other Assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	—	55.6
Intercompany accounts	911.9	(690.7)	32.5	40.8	(294.5)	—
Other investments	—	62.2	1.2	57.0	—	120.4
Goodwill	—	—	35.2	4.2	—	39.4
Other intangible assets	—	90.7	4.2	—	—	94.9
Deferred tax asset	—	675.5	—	—	—	675.5
Other assets	—	50.7	2.3	6.0	—	59.0

TOTAL ASSETS	$912.0	$3,534.6	$339.8	$561.2	$(297.1)	$5,050.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$—	$50.0	$—	$—	$—	$50.0
Accounts payable	—	370.3	10.9	12.0	—	393.2
Accrued liabilities	—	206.1	10.3	2.2	—	218.6
Current portion of long-term debt	—	62.5	—	—	—	62.5
Current portion of pension and OPEBs	—	136.5	0.1	—	—	136.6

Total Current Liabilities	—	825.4	21.3	14.2	—	860.9

Noncurrent Liabilities:
Long-term debt	—	1,260.2	—	—	—	1,260.2
Pension and OPEBs	—	2,631.6	5.3	—	—	2,636.9
Other liabilities	—	151.6	3.8	2.4	—	157.8

Total Noncurrent Liabilities	—	4,043.4	9.1	2.4	—	4,054.9

TOTAL LIABILITIES	—	4,868.8	30.4	16.6	—	4,915.8

TOTAL STOCKHOLDERS’ EQUITY	912.0	(1,334.2)	309.4	544.6	(297.1)	134.7

TOTAL LIABILITIES AND EQUITY	$912.0	$3,534.6	$339.8	$561.2	$(297.1)	$5,050.5

Condensed Statements of Cash Flows

For the Nine Months Ended September 30, 2002

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi- nations	Consolidated Company
Net cash flow from operating activities of continuing operations	$(1.1)	$164.9	$(9.5)	$2.8	$2.0	$159.1
Cash flows from investing activities:
Capital investments	—	(58.6)	(6.3)	—	—	(64.9)
Purchase of long-term investments	—	(25.5)	—	(18.7)	—	(44.2)
Proceeds from sale of investments	—	82.0	—	—	—	82.0
Proceeds from sale of business	—	62.8	—	—	—	62.8
Proceeds from sale of investments	—	0.1	(0.1)	(0.3)	—	(0.3)

Net cash flow from investing activities of continuing operations	—	60.8	(6.4)	(19.0)	—	35.4
Cash flows from financing activities:
Proceeds from issuing long-term debt	—	538.1	—	—	—	538.1
Redemption of long-term debt	—	(550.6)	—	—	—	(550.6)
Premium on redemption of long-term debt	—	(25.1)	—	—	—	(25.1)
Redemption of preferred stock	(13.1)	—	—	—	—	(13.1)
Preferred stock dividends paid	(0.9)	—	—	—	—	(0.9)
Purchase of treasury stock	(1.6)	—	—	—	—	(1.6)
Intercompany activity	16.5	(51.2)	15.2	21.5	(2.0)	—
Other	0.2	(3.4)	—	1.1	—	(2.1)

Net cash flow from financing activities of continuing operations	1.1	(92.2)	15.2	22.6	(2.0)	55.3
Cash flow from discontinued operations	—	3.1	—	—	—	3.1

Net increase (decrease)	—	136.6	(0.7)	6.4	—	142.3
Cash and equivalents, beginning of period	—	97.2	0.7	3.1	—	101.0

Cash and equivalents, end of period	$—	$233.8	$—	$9.5	$—	$243.3

Condensed Statements of Cash Flows

For the Nine Months Ended September 30, 2003

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
Net cash flow from operating activities of continuing operations	$(1.1)	$(189.3)	$(15.0)	$77.5	$(8.7)	$(136.6)
Cash flows from investing activities:
Capital investments	—	(60.0)	(4.0)	—	—	(64.0)
Purchase of business and investments	—	(1.1)	(67.2)	—	—	(68.3)
Proceeds from sale of investments	—	1.8	—	—	—	1.8
Proceeds from sale of property, plant & equip.	—	2.9	—	—	—	2.9
Other	—	(0.1)	0.2	(0.2)	—	(0.1)

Net cash flow from investing activities of continuing operations	—	(56.5)	(71.0)	(0.2)	—	(127.7)
Cash flows from financing activities:
Proceeds from issuing notes payable	—	50.0	—	—	—	50.0
Purchase of treasury stock	(0.6)	—	—	—	—	(0.6)
Dividends paid	—	—	(4.5)	(4.6)	9.1	—
Intercompany activity	1.7	(25.9)	90.6	(66.0)	(0.4)	—
Other	—	(9.4)	—	0.9	—	(8.5)

Net cash flow from financing activities of continuing operations	1.1	14.7	86.1	(69.7)	8.7	40.9

Net increase (decrease)	—	(231.1)	0.1	7.6	—	(223.4)
Cash and equivalents, beginning of period	—	276.0	—	6.5	—	282.5

Cash and equivalents, end of period	$—	$44.9	$0.1	$14.1	$—	$59.1

15.	Subsequent Events

On October 16, 2003, AK Holdings’ Board of Directors authorized management to proceed with a plan to sell Douglas Dynamics, L.L.C. and Greens Port Industrial Park as soon as practicable. The sale of these businesses will enable management to better concentrate on the Company’s core operations. A substantial amount of the sale proceeds will be used to reduce outstanding debt. As of September 30, 2003, the following carrying amounts of major classes of assets and liabilities were recorded in the consolidated balance sheet.

	Douglas Dynamics	Greens Port
Accounts receivable	$53.0	$1.4
Inventories	22.3	—
Property, plant and equipment, net	28.8	28.4
Current liabilities	14.9	0.7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share and per ton data)

Results of Operations

AK Steel’s Steel Operations consist of seven steelmaking and finishing plants that produce flat-rolled carbon steels, including premium quality coated, cold-rolled and hot-rolled products, and specialty stainless and electrical steels that are sold in slab, hot band, sheet and strip forms. These products are sold primarily to the domestic automotive, appliance, industrial machinery and equipment, and construction markets, as well as to distributors, service centers and converters. Steel Operations also include AK Tube LLC, which further finishes flat-rolled steel into welded steel tubing, and European trading companies that buy and sell steel and steel products. On August 18, 2003, the Company announced that AK Tube had acquired ArvinMeritor’s Central Tubing Facility of Columbus, Indiana, which became part of the Steel Operations. The Snow and Ice Control Products segment consists of the operations of Douglas Dynamics, L.L.C., the largest North American manufacturer of snowplows and salt and sand spreaders for four-wheel drive light trucks. The Company’s Other Operations consist of Greens Port Industrial Park on the Houston, Texas ship channel. As discussed below in “Outlook” the Company has announced a plan to sell Douglas Dynamics and Greens Port Industrial Park.

Steel shipments for the three months ended September 30, 2003 and 2002 were 1,502,700 tons and 1,435,400 tons, respectively. Shipments for the nine months ended September 30, 2003 and 2002 were 4,267,100 tons and 4,375,600 tons, respectively. While the 5% increase in tons shipped in the third quarter was primarily a result of selected spot market opportunities, the year-to-date decrease was primarily due to reduced shipments to contract customers in the automotive, appliance, construction and manufacturing markets due to reduced demand and some business being lost to competitors, in addition to continued weakness in the stainless and electrical steel markets. For the nine months ended September 30, 2003, value-added products comprised 87.6% of total shipments, down from 92.2% reported in the first nine months of 2002. In 2003, the Company offset some of the decrease in its contract steel shipments with increased shipments to customers in the distributor, service center and converter markets.

For the quarter ended September 30, 2003, net sales were $1,064.5, a 5% decrease from the $1,117.6 reported for the corresponding period in 2002. Steel Operations contributed $1,021.1 to net sales in the third quarter of 2003, compared to $1,077.8 for the 2002 period. Compared to the prior year third quarter, average flat-rolled steel selling price per ton decreased from $721 to $654 per ton in the third quarter of 2003. For the nine-month period ended September 30, 2003, net sales were $3,088.3 compared to $3,226.8 in the first nine months of 2002. Steel Operations generated $2,987.7 year-to-date net sales in 2003, compared to $3,132.9 for the 2002 period. For the three and nine-month periods, while contract pricing was higher in 2003, lower sales were primarily the result of lower spot market pricing and a weaker product mix due to the lower contract automotive and appliance shipments and higher sales to distributors, service centers and converters.

The third quarter 2003 operating loss was $211.5 compared to a $56.8 profit in the corresponding period in 2002. Steel Operations’ operating profit (loss) for the same periods were $(225.1) and $44.1, respectively. The operating loss for the first nine months of 2003 was $353.9 compared to a $92.4 operating profit in the corresponding period in 2002, while nine-month Steel Operations’ operating loss for 2003 was $383.4 and operating profit for 2002 was $65.0. Operating results for 2003 compared to the prior year were unfavorably impacted by reduced production and shipment volumes and increases in pension and other postretirement benefit expenses. In the three and nine months ended September 30, 2003, LIFO charges of $17.4 and $38.2, respectively, reflected higher current costs for natural gas, purchased carbon slabs and scrap. Year-to-date 2003 operating costs were also unfavorably impacted by an $11.4 planned Middletown Works blast furnace maintenance outage and a $4.1 write-off of equipment at the Middletown Works sinter plant following a change to a type of iron ore pellet that avoids the need to produce high cost sinter. During the current nine-month period, the Company also recognized a $101.2 goodwill impairment charge, which is further explained below, and $4.4 for start-up costs for an Ashland Works coke battery, which was restarted from hot idle and is expected to achieve savings in excess of $7.0 per year compared to the current costs of purchasing coke. The year-to-date 2003 operating loss also included $4.8 of expenses incurred in connection with the Company’s efforts to acquire the assets of National Steel Corporation. Year-to-date 2002 operating profit was favorably impacted by a $23.9 pretax benefit arising from settlements with certain of the Company’s insurance carriers, partially offset by an increase in environmental reserves.

Under current accounting rules, the Company is required to annually review for possible impairment most of its goodwill. Recognizing continued softness in the carbon, stainless and electrical steel markets affecting both pricing and volumes, in addition to other factors, the Company’s management determined that the fair value of the Company’s flat-rolled steel reporting unit was more likely than not reduced. In the third quarter of 2003, management engaged an outside consultant to determine the fair value of its flat-rolled steel reporting unit using a present value model. Based on this analysis, the Company concluded that a decline in the business of its flat-rolled steel reporting unit has led to an impairment of the value of the related goodwill below the amount at which it is carried on the balance sheet. As a result, in the three and nine months ended September 30, 2003, the Company recognized a non-cash impairment charge of $101.2. The remaining goodwill in the Steel Operations segment primarily relates to the tubular business, including $30.9 of goodwill related to AK Tube LLC’s third quarter 2003 acquisition of ArvinMeritor’s Central Tubing Facility.

For the three months ended September 30, 2003 and 2002, Snow and Ice Control Products recorded an operating profit of $11.4 and $10.4, respectively. Sales for the three months ended September 30, 2003 and 2002 were $40.0 and $36.2, respectively. Operating profit for the nine months ended September 30, 2003 and 2002 were $23.0 and $21.0, respectively, on sales of $90.3 and $83.7, respectively. The favorable variances in the year-over-year comparison reflect increased snowplow shipments due to comparatively higher snowfalls experienced at the beginning of 2003 than in early 2002 and continued strong truck sales.

In the first quarter of 2002, the Company liquidated all of the nearly 1.5 million shares of Anthem Inc. stock it had received in 2001 upon the demutualization of its primary healthcare insurance provider. The Company recorded a gain on the sale of this stock of $24.1, which was included in income from continuing operations in the nine months ended September 30, 2002.

In order to fully recognize the deferred tax asset recorded on its financial statements, the Company must generate taxable income sufficient to utilize its net operating loss carryforwards before they expire. Approximately 66% of the Company’s December 31, 2002 regular tax net operating loss carryforwards expire by the end of 2010. The Company records a valuation allowance to reduce its deferred tax asset to an amount that is more likely than not to be realized. In the third quarter, an analysis of projected taxable income indicated that an increase in its valuation allowance was necessary and, in the three and nine months ended September 30, 2003, the Company recognized an $87.3 non-cash charge to record this valuation allowance.

On April 19, 2002, the Company sold its Sawhill Tubular division, recording a $6.4, or $0.06 per share, loss in the first nine months of that year. Sawhill Tubular, which was accounted for as a discontinued operation, generated a net after-tax loss of $0.5, which rounded to zero cents per share, from the beginning of 2002 to the date of sale.

The Company’s net losses in the three and nine months ended September 30, 2003 were $277.5, or $2.56 per share, and $396.5, or $3.66 per share, respectively. In 2002, the Company recorded net losses of $3.3, or $0.03 per share, for the third quarter and $12.7, or $0.12 per share, for the first nine months. In the year-over-year comparison, the 2003 unfavorable variances were primarily due to lower operating results and the impairments of goodwill and the deferred tax asset.

Outlook

The Company expects fourth quarter 2003 shipments to decrease approximately 2% from third quarter levels, while selling prices are expected to remain relatively flat. In October 2003, the Company notified spot market customers of a $10 per ton price increase effective for new orders of carbon steel products delivered in the fourth quarter and an additional $20 per ton increase for carbon products accepted for delivery on or after January 1, 2004. Value-added shipments are expected to rise slightly as a percentage of total shipments as increased shipments of coated and cold-rolled products to new and existing customers replace shipments of hot-rolled steel products.

In the fourth quarter, the Company expects higher costs for natural gas and scrap, which should be more than offset by lower costs as a result of fewer planned maintenance outages and the implementation of other operating cost saving measures. In addition, the Company is realizing the operational and financial benefits of the restart of the Ashland Works coke battery.

Under its method of accounting for pension and other postretirement benefit plans, the Company recognizes into income (loss), as a fourth quarter adjustment, any unrecognized actuarial net gains and losses that exceed 10% of the larger of projected benefit obligations or plan assets (the “corridor”). Prevailing interest rates on the fourth quarter measurement date are one of the more important factors used to determine the Company’s year-end liability, fourth quarter corridor charge and subsequent year’s expense for these benefit plans. Based on prevailing interest rates and on other relevant assumptions made by the Company as of October 31, 2003, the after-tax effect of a fourth quarter non-cash pension charge would be approximately $48.0 in 2003. In addition, based on pertinent assumptions as of October 31, 2003, the after-tax effect of a 2003 fourth quarter non-cash charge related to other postretirement benefit plans would be approximately $103.0. Also, the Company anticipates a charge against equity of approximately $22.0 as part of the adjustments necessary to recognize the minimum pension liability as required under current accounting rules. However, at this time, because factors influencing the determination of plan liabilities and expenses may change, the Company cannot reasonably determine with certainty the actual amount of these fourth quarter charges. Under current assumptions, the Company is not required to make any pension contributions until 2005, when it estimates approximately $200.0 would need to be contributed during the year. The amount of a 2005 contribution, if one is necessary, will depend on, among other things, the investment performance of the pension funds and any potential legislative changes to existing funding requirements.

On October 16, 2003, AK Holdings’ Board of Directors authorized management to proceed with a plan to sell Douglas Dynamics, L.L.C. and Greens Port Industrial Park as soon as practicable. The sale of these businesses will enable management to better concentrate on the Company’s core operations. A substantial amount of the sale proceeds will be used to reduce outstanding debt. In the three and nine months ended September 30, 2003, Greens Port recorded operating profits of $2.2 and $6.5, respectively, on sales of $3.4 and $10.3, respectively.

On October 24, 2003, the Company announced a plan to eliminate the jobs of about 20% of its steel operations salaried workforce, affecting approximately 475 employees. The job reductions are expected to result in annual pretax savings of approximately $35.0 beginning in 2004. The Company expects to recognize, primarily in the fourth quarter of 2003, pre-tax charges totaling approximately $11.0 for costs associated with this plan.

On September 18, 2003, the Company announced that, by mutual agreement with the Company’s Board of Directors, Richard M. Wardrop, Jr., the Company’s chairman and CEO, and John G. Hritz, its president, had resigned their respective positions with the Company. Under the terms of their separation agreements with the Board and the Company’s Executive Minimum and Supplemental Retirement Plan (“SERP”), Messrs. Wardrop and Hritz each would receive a cash severance benefit and a lump-sum cash retirement benefit. For Mr. Wardrop, the severance benefit could be as much as $10.0 and the SERP benefit could be as much as $41.7. For Mr. Hritz, the severance benefit could be as much as $2.4 and the SERP benefit could be as much as $8.9. The Company has paid a portion of the severance benefit – $650,000 to Mr. Wardrop and $250,000 to Mr. Hritz. Neither the balance of the severance benefit nor any portion of the SERP benefit has been paid to either individual. The Company is evaluating its obligations with respect to the claims by Messrs. Wardrop and Hritz for severance and SERP benefits. Pending completion of that evaluation, and in light of the Company’s financial performance during the last two years, its current financial condition and prevailing steel industry conditions, the Board of Directors has directed management not to pay the balance of the severance benefit nor any of the lump sum SERP benefit to Messrs. Wardrop and Hritz at this time. Depending upon its determination regarding its obligations with respect to Messrs. Wardrop and Hritz, the Company anticipates it will enter into negotiations with each of them to reduce, defer and/or restructure payment of the unpaid balance of the severance and SERP benefits claimed by Messrs. Wardrop and Hritz. Those negotiations have not yet commenced, however, and the Company cannot predict whether either Mr. Wardrop or Mr. Hritz will agree to any such reduction, deferral or restructuring. Since the Company cannot predict the timing nor amount of payments, if any, that may be made to Messrs. Wardrop and Hritz, it cannot reasonably estimate the amount of a charge to earnings in connection with these matters. Funds to pay SERP benefits are maintained in a “rabbi trust” account, which is included in the “Other Investments” line of the balance sheet, and totaled approximately $51.3 at October 31, 2003.

Liquidity and Capital Resources

At September 30, 2003, the Company had $59.1 of cash and cash equivalents, $146.0 of availability under a $300.0 accounts receivable purchase credit facility and $292.8 of availability under a new $400.0, five-year senior secured revolving credit facility which was entered into with a syndicate of lenders on July 24, 2003. Borrowings under the new facility, are secured by certain of the Company’s inventories and guaranteed by AK Holding and three subsidiaries of the Company. At September 30, 2003, there were no outstanding borrowings under the accounts receivable facility; however, availability under the facility was reduced by $95.6 of outstanding letters of credit and a reduced pool of eligible receivables. Total availability fluctuates monthly with the varying levels of eligible receivables. Also at that date, the Company had utilized $50.0 of the new inventory facility. Availability under the facility was further reduced due to a reduced pool of eligible inventories resulting from lower levels of inventories in the third quarter. The Company believes it has adequate liquidity to meet its cash needs for capital investments, working capital, employee benefit obligations, debt service and the funding of operations.

Cash used by operations totaled $136.6 for the nine months ended September 30, 2003. Included in the Company’s reported loss of $396.5 were non-cash depreciation and amortization expense of $182.9, pension and other postretirement benefit expense in excess of cash payments of $85.1, a non-cash goodwill impairment charge of $101.2 and a non-cash income tax benefit of $38.6, which is net of a deferred tax asset impairment charge. Operating cash flows were adversely affected by reduced shipment levels and higher costs for raw materials and energy.

Working capital utilized $79.5 of cash during the period, including $83.3 as a result of an increase in accounts receivable, primarily due to a seasonal increase at Douglas Dynamics, and $59.1 related to a decrease in current liabilities, partially offset by $76.8 for a reduction in inventories. The latter reductions reflected lower production levels and a planned reduction of coil and slab inventories. During the third quarter of 2003, cash used by operations totaled $87.4, including $37.5 utilized by working capital.

During the nine months ended September 30, 2003, cash used by investing activities totaled $127.7, including $64.0 for capital investments and $68.3 for the purchase of a tubing facility and other long-term investments. Capital spending for the year 2003 is expected to total approximately $90.0.

During the nine months ended September 30, 2003, cash flows from financing activities generated $40.9, primarily from utilization of the inventory credit facility. During the fourth quarter of 2003, $62.5 of Senior Secured Notes become due and will be paid with cash on hand, borrowings under the credit facilities and/or cash generated from operations.

As previously noted, on October 16, 2003, AK Holdings’ Board of Directors authorized management to proceed with a plan to sell Douglas Dynamics and Greens Port Industrial Park. The sales are expected to generate approximately $300.0, if and when completed. A significant portion of the proceeds of these sales would be used to reduce outstanding debt. Because these businesses generated positive cash flows, their sale is expected to result in a decline in the Company’s annual cash flows commensurate with their profitability.

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

With the participation of management, the Company’s chief executive officer and its acting chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2003. Based upon this evaluation, the chief executive officer and acting chief financial officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of September 30, 2003.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The following are updates to the Company’s descriptions of pending legal proceedings reported in its Annual Report on Form 10-K for the calendar year 2002 and/or its Quarterly Report on Form 10-Q for the first and second quarters of 2003:

As previously reported in the Company’s 2002 Form 10-K, in 1998 AK Steel filed an action against Sollac, S.A. and others in the United States District Court for the Southern District of Ohio (the “Patent Case”). The Patent Case involves issues of infringement, validity and enforceability of six U.S. patents owned by AK Steel that relate to aluminized stainless steel. On July 30, 2002 the District Court found certain claims of the patents were valid but that the defendants did not infringe upon these valid claims. The court also found that certain claims of the patents were not valid for lack of enablement. It previously was reported that AK Steel planned to file an appeal from the District Court’s ruling in the Court of Appeals for the Federal Circuit. AK Steel did file such an appeal. On September 23, 2003, the Court of Appeals affirmed the decision of the District Court. As previously reported in the Company’s 2002 Form 10-K, there are two additional cases in which the defendants in the Patent Case are asserting claims against AK Steel and/or the Company. Those cases are Sollac, S.A., et al., v. AK Steel Corporation in the United States District Court for the Southern District of Ohio (the “U.S. Case”) and Ugine, S.A., et al. v. AK Steel Corporation in the Federal Court of Canada (the “Canadian Case”). The Canadian Case presents issues of infringement, validity and disparagement related to three Canadian patents owned by AK Steel. The plaintiffs in the U.S. Case allege that AK Steel has unlawfully monopolized the aluminized stainless steel market. On or about October 30, 2003, the parties entered into a settlement agreement by which all of the claims at issue in the above-described cases have been resolved. Pursuant to the settlement agreement, all of the cases have been or soon will be dismissed with prejudice.

As previously reported in the Company’s 2002 Form 10-K, in April 2000 an action was filed in the United States District Court for the Southern District of Ohio by Bernard Fidel and others against the Company and certain of its directors and officers. The plaintiffs allege material misstatements and omissions in the Company’s public disclosure about its business and operations. As previously reported, the plaintiffs are seeking to have the case certified as a class action. The parties recently entered into an oral agreement by which they agreed to settle all of the claims at issue in the case. Pursuant to the terms of the oral agreement, the parties will stipulate to certification of the action as a class action and the settlement of the case is conditioned upon receiving final judicial approval from the District Court. The parties are in the process of preparing formal documents to memorialize their agreement and to present the settlement to the District Court for approval. Upon approval of the settlement, all claims pending in the action will be dismissed with prejudice. The Company does not consider the amount of the settlement to be material and, in any event, the settlement amount is well within the limits of the Company’s applicable insurance.

The following is a new matter not previously reported by the Company:

On September 29, 2003, the National Labor Relations Board (the “NLRB”) Region 8 issued a Complaint against AK Steel alleging that AK Steel has been engaging in unfair labor practices as defined by the National Labor Relations Act at its Mansfield (Ohio) Works in connection with a labor dispute with the United Steelworkers of America (the “Union”). The NLRB alleged that AK Steel has unlawfully failed since December 9, 2002, to return locked-out bargaining unit employees to work, unilaterally implemented a training rate system, failed to provide requested information to the Union and refused to meet with an individual designated as the Union’s agent. The NLRB has scheduled a hearing on March 22, 2004. AK Steel is contesting this matter vigorously.

Item 5.	Other Information

As previously reported, at the Company’s Annual Meeting held on May 13, 2003, the Company’s shareholders approved a proposal which urged the Company’s Board of Directors to seek shareholder approval for future severance agreements with senior executives that provide benefits in an amount exceeding 2.99 times the sum of the executive’s base salary plus bonuses. On and effective October 16, 2003, the Company’s Board of Directors adopted a policy in response to that shareholder proposal. A copy of the Board’s policy is annexed as an exhibit to this quarterly report.

Item 6.	Exhibits and Reports on Form 8-K

A.	Exhibits.

Exhibit 31.1. Section 302 Certification of Chief Executive Officer

Exhibit 31.2. Section 302 Certification of Chief Financial Officer

Exhibit 32.1. Section 906 Certification of Chief Executive Officer

Exhibit 32.2. Section 906 Certification of Chief Financial Officer

Exhibit 99.3. Policy Concerning Severance Agreements with Senior Executives

B.	Reports on Form 8-K.

The following reports on Form 8-K were filed in the quarter ended September 30, 2003 to disclose information pursuant to Item 5:

Item Reported	Date
AK Steel Adopts Amendment to Shareholder Rights Plan	July 29, 2003
AK Steel Enters Into $400 Million Revolving Credit Agreement	July 30, 2003
David C. Horn, Vice President and General Counsel, Appointed Secretary	August 11, 2003
AK Steel Announces Two Subsidiaries Added as Guarantors of Senior Notes	August 18, 2003
AK Steel Announces AK Tube Acquisition of Central Tubing Facility	August 19, 2003
AK Steel Announces Changes in Executive Leadership	September 19, 2003

The following reports on Form 8-K were filed in the quarter ended September 30, 2003 to furnish information pursuant to Item 9:

Item Reported	Date
AK Steel Announces Proposed Acquisition of Central Tubing Facility	July 2, 2003
AK Steel Reports Second Quarter Financial Results	July 18, 2003
AK Steel Names Acting Chief Financial Officer	September 22, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the following duly authorized person.

AK Steel Holding Corporation
(Registrant)

Date	November 13, 2003	By:	/s/ Albert E. Ferrara, Jr.

Albert E. Ferrara, Jr. Acting Chief Financial Officer (and principal accounting officer)