Form 10-K
period 2003-12-31
AK STEEL HOLDING CORP
filed 2004-03-09
CIK 918160

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003.

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File No. 1-13696.

AK STEEL HOLDING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	31-1401455
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

703 Curtis Street, Middletown, Ohio	45043
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (513) 425-5000.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock $.01 Par Value	New York Stock Exchange

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

Aggregate market value of the registrant’s voting stock held by non-affiliates at June 30, 2003: $386,559,412.

At March 4, 2004, there were 108,650,230 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant’s definitive proxy statement for the annual meeting of stockholders, (the “2004 Proxy Statement”), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2003.

AK Steel Holding Corporation

i

(Dollars in millions)

PART I

Item 1.    Business.

Operations

AK Steel Holding Corporation (“AK Holding”), through its wholly-owned subsidiary, AK Steel Corporation (“AK Steel” and, together with AK Holding, the “Company”), is a fully-integrated producer of flat-rolled carbon, stainless and electrical steels and tubular products. Its operations include those previously conducted by Armco Inc. (“Armco”), which merged with and into AK Steel on September 30, 1999. Information about the Company, including recent filings with the Securities and Exchange Commission, is available free of charge on the Company’s website at www.aksteel.com.

AK Steel’s operations consist of seven steelmaking and finishing plants located in Indiana, Kentucky, Ohio and Pennsylvania that produce flat-rolled carbon steels, including premium quality coated, cold-rolled and hot-rolled products, and specialty stainless and electrical steels that are sold in slab, hot band, and sheet and strip form. The Company’s operations also include AK Tube LLC, which further finishes flat-rolled carbon and stainless steel into welded steel tubing used in the automotive, large truck and construction markets, and European trading companies that buy and sell steel and steel products. AK Steel is registered under International Organization of Standardization (“ISO”) 9002, an international quality standard requiring a high level of quality control at all stages of manufacturing and service. AK Steel is also certified under QS 9000, which includes the ISO 9002 requirements as well as the quality requirements for internal and external suppliers of General Motors, Ford, DaimlerChrysler and other subscribing companies. During 2003, all of the Company’s steel plants were awarded ISO/TS 1694:2002 Quality Management System certification, which is a new international quality management system standard developed by the International Automotive Task Force and the Japan Automobile Manufacturers Association in conjunction with the international standards community. In addition, AK Steel has received a number of awards for safety and all of its steel facilities have been awarded certificates of registration under ISO 14001, a set of voluntary standards that enable an organization to control the impact of its activities, products or services on the environment.

AK Steel’s wholly-owned subsidiary, Douglas Dynamics, L.L.C. (“Douglas Dynamics”), is the largest North American manufacturer of snowplows, and salt and sand spreaders for four-wheel drive light trucks. From three plants, its products are sold under the brand names Western and Fisher through independent distributors in the United States and Canada.

AK Steel’s Greens Port Industrial Park on the Houston, Texas ship channel leases land, buildings and rail car storage facilities to third parties and operates a deep water loading dock on the channel.

On October 16, 2003, AK Holdings’ Board of Directors authorized management to proceed with a plan to sell Douglas Dynamics and Greens Port Industrial Park. On February 13, 2004, the Company announced that it had signed an agreement to sell Greens Port Industrial Park to Greensport Management LLC of Houston, Texas. On March 1, 2004, the Company announced that it had signed an agreement to sell Douglas Dynamics to DDL Acquisition Corp. The sales are subject to completion of the buyers’ due diligence and customary closing conditions. Further information about all of AK Steel’s operations is set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Customers

AK Steel’s flat-rolled carbon steel products are sold primarily to automotive manufacturers and to customers in the appliance, industrial machinery and equipment, and construction markets, consisting principally of manufacturers of home appliances, heating, ventilation and air conditioning equipment and lighting products. Hot-rolled, cold-rolled, and coated carbon steel products are also sold to distributors, service centers and converters who may further process these products prior to reselling them.

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

In conducting its steel operations, AK Steel’s marketing efforts are principally directed toward those customers, such as automotive manufacturers, who require the highest quality flat-rolled steel with precise just-in-time delivery and technical support. Management believes that AK Steel’s enhanced product quality and delivery capabilities, and its emphasis on customer technical support and product planning, are critical factors in its ability to serve this segment of the market. The following table sets forth the percentage of the Company’s net sales attributable to various markets:

	Years Ended December 31,
	2001	2002	2003
Automotive	57%	59%	58%
Appliance, Industrial Machinery and Equipment, and Construction	25%	22%	18%
Distributors, Service Centers and Converters	18%	19%	24%

AK Steel is a major supplier to the domestic automotive industry, including those foreign manufacturers with plants in the United States. Shipments to General Motors Corporation, AK Steel’s largest customer, accounted for approximately 18%, 20% and 20% of its net sales in 2001, 2002 and 2003, respectively. Sales to Ford Motor Company accounted for approximately 8%, 9% and 10% of the Company’s net sales during the same respective three-year periods. No other customer accounted for more than 10% of net sales for any of these years. AK Steel’s relationship with General Motors and Ford is solely that of a supplier in the ordinary course of business. If these companies should elect to source more of their purchases of steel from other steel producers in the future, management believes that any material change in purchases would be phased in over a multi-year period. Management further believes that such a decrease in sales to one or both of these companies would be offset, to a material extent, by sales to new customers and increased sales to other existing customers. If, however, these expectations prove incorrect, the Company’s operating results could be materially adversely affected.

AK Steel is a party to contracts with all of its major automotive and most appliance industry customers with terms that range from one to four years. These contracts, which are typically finalized late in the year, set forth prices to be paid for each product category during each year of their term. Except for certain stainless steel agreements, which permit increased costs for nickel, chrome and molybdenum to be passed on to the customer, most of these contracts do not permit price adjustments to reflect changes in prevailing market conditions or energy and raw material costs. However, AK Steel recently announced that it has imposed a surcharge on its carbon, stainless and electrical steel spot market sales relating to raw material and natural gas price increases and that it is seeking agreements with its contract customers to also accept such a surcharge. Approximately 75% of AK Steel’s sales of flat-rolled steel products in 2003 were made to contract customers with the balance of sales made in the spot market at prevailing prices at the time of sale.

Raw Materials

The principal raw materials required for AK Steel’s steel manufacturing operations are iron ore, coal, coke, electricity, natural gas, oxygen, chrome, nickel, silicon, molybdenum, zinc, limestone, carbon and stainless steel scrap, and other commodity materials. In addition, AK Steel routinely purchases between 10% and 15% of its carbon steel slab requirements from other steel producers, located primarily outside the United States, to supplement the production from its own steelmaking facilities. Most purchases of coal, iron ore and limestone, as well as transportation services, are made at negotiated prices under annual and multi-year agreements. Purchases of carbon steel slabs, carbon and stainless steel scrap, natural gas and other raw materials are made at prevailing market prices, which are subject to price fluctuations in accordance with supply and demand. AK Steel enters into financial instruments designated as hedges of the purchases of natural gas and certain raw materials, the prices of which may be subject to volatile fluctuations from year to year. AK Steel believes that it currently has adequate sources of supply for its raw material and energy requirements. There currently are, however, shortages in the industry of certain key raw materials such as scrap, ferro-nickel, ferro-chrome, ferro-silicon, ferro-manganese, coal and coke, which are negatively impacting the price paid for these raw materials and which could affect their availability to AK Steel in the future. While the Company is currently managing its way through these supply issues by evaluating alternative sources, changing burden requirements and substituting materials, the potential exists for future production disruptions.

Research and Development

AK Steel conducts a broad range of research and development activities aimed at improving existing products and manufacturing processes and developing new products and processes. Research and development costs incurred in 2001, 2002 and 2003 were $13.4, $13.6 and $13.8, respectively.

Employees

As of December 31, 2003, AK Steel’s continuing operations included approximately 9,000 employees. Approximately 7,200 employees are represented by international or independent labor unions, under various contracts that expire in the years 2004 through 2006. In the fourth quarter of 2004, two labor agreements covering approximately 275 employees will expire. While no other contracts are due to expire in 2004, the Company has initiated discussions with all of the major unions representing its production workforce in an effort to modify their contracts and negotiate cost savings to improve the Company’s competitive position. The Company cannot determine at this time if it will be successful in negotiating any cost savings.

In the first quarter of 2003, the National Labor Relations Board certified the United Auto Workers as the collective bargaining representative for the salaried non-exempt production workers at AK Steel’s plant in Rockport, Indiana. Negotiations on a collective bargaining agreement began in the third quarter of the year. In 2002, the National Labor Relations Board certified the UAW as the collective bargaining representative for production and maintenance employees at AK Steel’s plant in Coshocton, Ohio. Negotiations on a contract in Coshocton began in the fourth quarter of 2002 and are continuing.

AK Steel’s Mansfield Works was one of the facilities owned and operated by Armco prior to its merger with AK Steel on September 30, 1999. On September 1, 1999, the contract between Armco and the United Steelworkers of America covering hourly workers at the Mansfield Works expired and the represented employees were locked out. The lock out continued until the fourth quarter of 2002. In January 2004, the Company and the USWA reached agreement on a new labor contract that expires on March 31, 2005. As part of the settlement, the Company and the union agreed to dismiss all outstanding civil litigation against each other arising from the labor dispute and to seek National Labor Relations Board approval for the dismissal of all related NLRB charges, which has been obtained.

Competition

AK Steel is one of the largest steel producers in North America. It competes with domestic and foreign flat-rolled carbon, stainless and electrical steel producers (both integrated steel mills and mini-mills) and producers of plastics, aluminum and other materials that can be used in lieu of flat-rolled steels in manufactured products. Mini-mills generally offer a narrower range of products than integrated steel mills but can have some competitive cost advantages as a result of their different production processes and non-union work forces. Price, quality, on-time delivery and customer service are the primary competitive factors and vary in relative importance according to the category of product and customer requirements.

Domestic steel producers face significant competition from foreign producers who typically have lower labor costs. In addition, many foreign steel producers are owned, controlled or, the Company believes, subsidized by their governments and their decisions with respect to production and sales may be influenced more by political and economic policy considerations than by prevailing market conditions. The level for U.S. imports of foreign steel also is affected to some degree by the strength or weakness of the U.S. dollar relative to foreign currencies. During 2003, major foreign currencies, such as the euro, were particularly strong relative to the U.S. dollar which increased the cost of foreign steel for U.S. buyers. Imports of finished steel accounted for approximately 20% of domestic steel market demand in 2001, 20% in 2002 and 19% in 2003.

Over the past few years, more than forty steel companies have sought relief under Chapter 11 of the U.S. Bankruptcy Code and the industry has begun to consolidate, including the recent acquisitions by International Steel Group of the assets of Bethlehem Steel and the former LTV Corporation and U.S. Steel’s acquisition of the assets of National Steel. Bankruptcy and consolidation has resulted in larger, more cost competitive organizations that enjoy cost advantages over AK Steel resulting principally from the elimination of large portions of their pension and retiree healthcare costs and a reduced workforce.

Environmental

Environmental Matters

Domestic steel producers, including AK Steel, are subject to stringent federal, state and local laws and regulations relating to the protection of human health and the environment. Over the past three years, AK Steel has expended the following for environmental related capital investments and environmental compliance costs:

	Years Ended December 31,
	2001	2002	2003
Environmental related capital investments	$18.8	$6.0	$1.6
Environmental compliance costs	99.5	100.4	99.9

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

As previously reported, the United States Environmental Protection Agency (“EPA”) published its final “MACT” (maximum achievable control technology) rules for integrated iron and steel manufacturing facilities in the Federal Register on May 20, 2003. Pursuant to these rules, any existing affected source must have pollution control equipment necessary to comply with the MACT rules installed and operating by May 22, 2006. The blast furnace and basic oxygen furnace at the Company’s Middletown Works are affected sources subject to the new MACT rules. The Company has announced that, subject to final approval of the financing terms, its Board has approved the investment necessary to bring its Middletown Works into compliance with the MACT rules. The Company is in the process of planning and preparing for the timely installation of the necessary pollution control equipment to achieve such compliance. The Company anticipates that the three-year cost, primarily capital investment, of such compliance will be a total of approximately $66.0.

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

Pursuant to the Resource Conservation and Recovery Act (“RCRA”), which governs the treatment, handling and disposal of hazardous waste, the EPA and authorized state environmental agencies may conduct inspections of RCRA regulated facilities to identify areas where there have been releases of hazardous waste or hazardous constituents into the environment and may order the facilities to take corrective action to remediate such releases. AK Steel’s major steelmaking facilities are subject to RCRA inspections by environmental regulators. While AK Steel cannot predict the future actions of these regulators, the potential exists for required corrective action at these facilities.

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

On July 27, 2001, AK Steel received a Special Notice Letter from the EPA requesting that AK Steel agree to conduct a Remedial Investigation/Feasibility Study (“RI/FS”) and enter into an administrative order on consent pursuant to Section 122 of CERCLA regarding the former Hamilton Plant located in New Miami, Ohio. The Hamilton Plant is no longer an operating steel mill, having ceased operations in 1990, and all of its former structures have been demolished and removed. While AK Steel does not believe that a site-wide RI/FS is necessary or appropriate at this time, in April 2002, AK Steel entered into a mutually agreed-upon administrative order on consent to perform such an investigation and study of the Hamilton Plant site. The Company has accrued the projected cost of the study at the Hamilton Plant of $1.4 and the study is projected to take approximately five years to complete.

Environmental Proceedings

Federal regulations promulgated pursuant to the Clean Water Act impose categorical pretreatment limits on the concentrations of various constituents in coke plant wastewater prior to discharge into publicly owned treatment works (“POTW”). Due to concentrations of ammonia and phenol in excess of these limits in wastewater from the Middletown Works, AK Steel, through the Middletown POTW, petitioned the EPA for “removal credits,” a type of compliance exemption, based on the Middletown POTW’s satisfactory treatment of the wastewater for ammonia and phenol. The EPA declined to review the petition on the grounds that it had not yet promulgated new sludge management rules. AK Steel thereupon sought and obtained from the United States District Court for the Southern District of Ohio an injunction prohibiting the EPA from instituting enforcement action against AK Steel for noncompliance with the pretreatment limitations, pending the EPA’s promulgation of the applicable sludge management regulations. Although the EPA has not yet promulgated the new sludge management rules, it has promulgated new pretreatment and effluent guidelines for the Iron & Steel industry with an effective date of October 17, 2005. These new rules will no longer require pretreatment limitations for ammonia and phenol. The Company believes that these new rules effectively preclude an enforcement action by the EPA against the Company for noncompliance with the pretreatment limitations. The Company and the EPA presently are negotiating to reach agreement on appropriate language for dismissal of this action.

On February 27, 1995, the Ohio Environmental Protection Agency (“OEPA”) issued a Notice of Violation with respect to the Zanesville Works alleging noncompliance with both a 1993 order and various state regulations regarding hazardous waste management. AK Steel is continuing to work with the OEPA and the Ohio Attorney General’s Office to achieve final resolution of this matter. In addition, on October 9, 2002, AK Steel entered into an administrative consent order with the EPA Region 5 pursuant to Section 3013 of the RCRA. Pursuant to this consensual order, AK Steel agreed to investigate certain areas of the Zanesville Works. That investigation is underway.

On June 29, 2000, the United States filed a complaint on behalf of the EPA against AK Steel in the U.S. District Court for the Southern District of Ohio (the “Federal Action”) for alleged violations of the Clean Air Act, the Clean Water Act and the RCRA. On June 30, 2000, the State of Ohio moved to intervene in the Federal

Action. On March 29, 2001, the U.S. District Court ruled that the State of Ohio could conditionally intervene in the Federal Action. Subsequently, Ohio filed a conditional complaint, which included various environmental claims, including seven air pollution claims. On May 9, 2001, AK Steel moved to dismiss all of Ohio’s claims in the Federal Action. On June 29, 2000, AK Steel also filed a Verified Complaint for Declaratory and Injunctive Relief in the Court of Common Pleas for Butler County, Ohio (the “State Action”) against the State of Ohio and the OEPA seeking a declaration that, among other things, (a) AK Steel is in compliance with its operating permits for the blast furnace and basic oxygen furnaces at its Middletown Works, which would preclude the State of Ohio and the OEPA from taking any action to order or enforce obligations on AK Steel with respect to those facilities, and (b) that any emissions from the Middletown Works do not cause, or otherwise contribute to, a public nuisance. On July 27, 2001, the Court of Common Pleas in the State Action declared null and void two Notices of Violation issued by the OEPA upon which certain of the air pollution claims of the EPA and State of Ohio in the Federal Action were predicated. On October 17, 2001, the OEPA issued purported Final Findings and Orders (“FF&Os”) to AK Steel containing allegations that were similar to those set forth in the two original Notices of Violation that had been declared null and void in the State Action. At the same time, the State of Ohio moved to amend its conditional complaint in the Federal Action to withdraw four of its air pollution claims, which were predicated on the two original Notices of Violation that were declared null and void. On September 27, 2001, the U.S. District Court dismissed with prejudice the EPA’s air pollution claim, which had been predicated on the two voided Notices of Violation letters. In addition, on December 19, 2001, the U.S. District Court stayed the remaining three air pollution claims of the OEPA in the Federal Action pending resolution of AK Steel’s related administrative appeal to the Ohio Environmental Review Appeals Commission (“ERAC”) addressing the newly issued OEPA FF&Os. On March 12, 2003, ERAC denied AK Steel’s motion to vacate the OEPA’s October 17, 2001 FF&Os, and in doing so ruled that OEPA had sufficient evidence on which to base a finding of probable cause that AK Steel’s blast furnace and basic oxygen furnaces were causing a public nuisance. On March 25, 2003, AK Steel appealed ERAC’s decision to the Twelfth District Court of Appeals for the State of Ohio. This appeal is pending. On January 3, 2003, the U.S. District Court granted AK Steel’s motion to dismiss as to six of the seven OEPA air pollution claims, but denied AK Steel’s motion with regard to the OEPA’s remaining claims in the Federal Action. On January 3, 2003, the U.S. District Court also denied Ohio’s motion for leave to file a second amended complaint to reassert certain air pollution claims against AK Steel based upon the OEPA’s October 17, 2001, FF&Os. Also on January 3, 2003, the U.S. District Court allowed the Sierra Club and the National Resources Defense Council (“NRDC”) to intervene in the Federal Action. Their complaint is virtually identical to the complaint filed by the United States on June 29, 2000. On November 10, 2003, AK Steel filed a motion to dismiss certain time-barred claims and the RCRA Section 3008(h) claim of the Sierra Club and NRDC. This motion is pending. On November 14, 2003, AK Steel filed a motion for summary judgment on the claims of the United States, OEPA, Sierra Club, and NRDC alleging that groundwater containing polychlorinated biphenyls (“PCBs”) was adding pollutants through a point source to waters of the United States in violation of the Clean Water Act. This motion is pending. Discovery has commenced, but no trial date has yet been set in the Federal Action. AK Steel is vigorously contesting all of the remaining claims. If the plaintiffs are ever completely successful in obtaining the relief they have sought in the Federal Action with respect to the air pollution claims, it could result in significant penalties. If the EPA and OEPA are completely successful in obtaining the relief they seek in the Federal Action with respect to their water and/or RCRA claims, it could result in substantial penalties and an order requiring AK Steel to investigate and remediate alleged PCBs and polycyclic aromatic hydrocarbons in Monroe Ditch and Dick’s Creek and/or other alleged hazardous constituents at the Middletown Works. At this time, AK Steel is unable to estimate the cost of an adverse outcome related to the air pollution, water pollution or RCRA claims. AK Steel has filed additional motions for summary judgment in the State Action seeking rulings that Ohio’s air nuisance rule is unconstitutional, that AK Steel’s state-issued operating permits for the blast furnace and basic oxygen furnaces operate as a shield against public nuisance allegations, and that the Director of OEPA acted beyond his authority in promulgating Ohio’s air nuisance rule. These motions are pending. AK Steel and OEPA have recently been engaged in settlement discussions related to the OEPA air pollution claims which, if successful, may result in the payment of an agreed upon civil penalty and implementation of certain supplemental environmental projects.

On September 30, 1998, AK Steel received an order from the EPA under Section 3013 of RCRA requiring it to develop a plan for investigation of eight areas of the Mansfield Works that allegedly could be sources of contamination. A site investigation began in November 2000 and is continuing. The Company has accrued the projected cost of the study at the Mansfield Works of approximately $2.1 and the study is projected to take approximately five years to complete.

On December 17, 2002, AK Steel entered into an agreed order with the Indiana Department of Environmental Management for alleged violations concerning certain initial air emissions tests associated with the start-up of Rockport Works. This order required the implementation of certain supplemental environmental projects and the payment of a five-thousand-eight-hundred-eighty dollar penalty. The penalty has been paid and the supplemental environmental projects were completed in 2003.

On April 18, 2003, the Department of Justice, on behalf of the EPA, issued a notice with respect to AK Steel’s Butler Works alleging certain noncompliance issues discovered during a multi-media inspection by EPA Region III and the Commonwealth of Pennsylvania in June and August 2000. The notice alleges that AK Steel failed to properly handle electric arc furnace dust in violation of RCRA Section 3005(a), 42 U.S.C. § 6925(a) and RCRA Section 3004, 42 U.S.C. § 6924, failed to properly repair and operate refrigeration equipment in violation of Section 608 of the Clean Air Act, 42 U.S.C. § 7671g, did not have a proper National Pollutant Discharge Elimination System permit for a stormwater outfall and failed to comply with certain RCRA inspection and training requirements. AK Steel still is investigating these claims, but has entered into settlement discussions with the EPA concerning this matter. AK Steel will vigorously contest any claims it is unable to resolve through these settlement discussions.

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

Item 2.    Properties.

The Company’s corporate headquarters are located in Middletown, Ohio. Steelmaking, finishing and tubing operations are conducted at nine facilities located in Indiana, Kentucky, Ohio and Pennsylvania. The Company also owns and has announced its intention to sell three fabricating plants located in Wisconsin, Maine and Tennessee, and an industrial park located in Texas. All of the Company’s facilities are owned by the Company either directly or through wholly-owned subsidiaries.

Coke manufacturing plants, blast furnaces, basic oxygen furnaces and continuous casters for the production of carbon steel are located at the Ashland Works in Kentucky and the Middletown Works in Ohio. A hot rolling mill, cold rolling mill, pickling lines, annealing facilities and temper mills as well as four coating lines are located at the Middletown Works, and one additional coating line is located at the Ashland Works. Together, these facilities are located on approximately 3,000 acres of land.

The Rockport Works in Indiana consists of a state-of-the-art continuous cold rolling mill, a continuous hot-dip galvanizing and galvannealing line, a continuous carbon and stainless steel pickling line, a continuous stainless steel annealing and pickling line, hydrogen annealing facilities and a temper mill. The 1.7 million square-foot plant is located on a 1,700-acre site.

The Butler Works in Pennsylvania, which is situated on 1,300 acres with 3.5 million square feet of buildings, produces stainless, electrical and carbon steel. Melting takes place in three electric arc furnaces that feed an argon-oxygen decarburization unit and a vacuum degassing unit for refining molten metal. These units feed two double strand continuous casters. The Butler Works also includes a hot rolling mill, annealing and pickling units and two fully automated tandem cold rolling mills. It also has various intermediate and finishing operations for both stainless and electrical steels.

The Coshocton Works in Ohio, located on 650 acres, consists of a 570,000 square-foot stainless steel finishing plant, containing three Sendzimer mills and two Z-high mills for cold reduction, four annealing and pickling lines, ten bell annealing furnaces, three bright annealing lines and other processing equipment, including temper rolling, slitting and packaging facilities.

The Mansfield Works in Ohio, which produces stainless steel, consists of a 1.6 million square-foot facility on a 350-acre site and includes a melt shop with two electric arc furnaces, an argon-oxygen decarburization unit, a thin-slab continuous caster, a six-stand hot rolling mill and a pickling line.

The Zanesville Works in Ohio, with 508,000 square feet of buildings on 130 acres, is a finishing plant for some of the stainless and electrical steel produced at the Butler Works and Mansfield Works and has a Sendzimer cold rolling mill, annealing and pickling lines, high temperature box anneal and other decarburization and coating units.

AK Tube LLC’s Walbridge plant located in Ohio operates five electric resistance weld tube mills, two slitters, two cut-to-length machines and various other processing equipment housed in a 330,000 square foot facility. AK Tube’s Columbus plant located in Indiana is a 142,000 square foot facility with eight electric resistance weld and two laser weld tube mills.

Douglas Dynamics, L.L.C. manufactures snow and ice control products at three plants located in Maine, Tennessee and Wisconsin. Greens Port Industrial Park, located on approximately 610 acres on the Houston, Texas ship channel, consists of land, buildings, rail car storage facilities and a deep water loading dock. The Company has entered into agreements for the sale of Douglas Dynamics and Greens Port Industrial Park and expects both transactions to be consummated by March 31, 2004.

Item 3.    Legal Proceedings.

In addition to the environmental matters discussed in Item 1 and the items discussed below, there are various claims pending against the Company and its subsidiaries involving product liability, commercial, employee benefits and other matters arising in the ordinary course of business. In management’s opinion, the ultimate liability resulting from all of these claims, individually and in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

On June 26, 2002, seventeen individuals filed a purported class action against AK Steel in the United States District Court for the Southern District of Ohio, Case No. C-1-02-467. As subsequently amended, the complaint alleges that the Company discriminates against African-Americans in its hiring practices and that the Company discriminates against all of its employees by preventing its employees from working in a racially integrated environment free from racial discrimination. The named plaintiffs seek various forms of declaratory, injunctive and unspecified monetary relief (including back pay, front pay, lost benefits, lost seniority and punitive damages) for themselves and unsuccessful African-American candidates for employment at AK Steel. AK Steel has answered the complaint and discovery is ongoing. No trial date has been set. The Company continues to contest this matter vigorously.

In 1998, AK Steel filed an action against Sollac, S.A. and others in the United States District Court for the Southern District of Ohio (the “Patent Case”). The Patent Case involves issues of infringement, validity and enforceability of six U.S. patents owned by AK Steel that relate to aluminized stainless steel. On July 30, 2002 the District Court found certain claims of the patents were valid but that the defendants did not infringe upon these valid claims. The court also found that certain claims of the patents were not valid for lack of enablement. There are two additional cases in which the defendants in the Patent Case are asserting claims against AK Steel and/or the Company. Those cases are Sollac, S.A., et al., v. AK Steel Corporation in the United States District Court for the Southern District of Ohio (the “U.S. Case”) and Ugine, S.A., et al. v. AK Steel Corporation in the Federal Court of Canada (the “Canadian Case”). The Canadian Case presents issues of infringement, validity and disparagement related to three Canadian patents owned by AK Steel. The plaintiffs in the U.S. Case allege that AK Steel has unlawfully monopolized the aluminized stainless steel market. As previously reported, on or about October 30, 2003, the parties entered into a settlement agreement by which all of the claims at issue in the above- described cases have been resolved. Pursuant to the settlement agreement, the Patent Case and the U.S. Case were dismissed with prejudice on November 12, 2003, and the Canadian Case was discontinued on December 4, 2003.

In April 2000, a class action was filed in the United States District Court for the Southern District of Ohio by Bernard Fidel and others against AK Steel Holding Corporation and certain of its directors and officers. The plaintiffs allege material misstatements and omissions in the Company’s public disclosure about its business and operations. As previously reported, the parties have entered into a settlement agreement by which they have agreed to settle all of the claims at issue in the case. Pursuant to the terms of that agreement, the parties will stipulate to certification of the action as a class action. The settlement of the case is conditioned upon receiving final judicial approval from the District Court. If the settlement is approved, and subject to the right of individuals to opt out of the settlement, all claims pending in the action will be dismissed with prejudice. The Company does not consider the amount of the settlement to be material and, in any event, the settlement amount is well within the limits of the Company’s applicable insurance.

As of December 31, 2003, the Company is named as a defendant in approximately 320 pending lawsuits alleging personal injury as a result of exposure to asbestos. The majority of these suits have been filed in Texas on behalf of people who claim to have been exposed while visiting the premises of a former Armco facility in Houston that has been closed since 1984. Most of these lawsuits do not include a specific dollar claim for damages and many include a number of plaintiffs and multiple defendants. Specific dollar claims for damages have been asserted in only 51 of the pending cases, involving over 3,200 named defendants (in addition to the Company) and a total of 227 plaintiffs. A total of 20 pending cases involve claims of $0.2 or less, 10 cases involve claims between $0.2 and $5.0, 19 cases involve claims of $15.0 and two cases involve claims of $20.0. In all but nine pending cases, each involving a claim of $0.2 or less, the amount claimed is for compensatory damages and a separate claim in an equal amount is asserted for punitive damages. Most claimants fail to allocate their alleged claims of liability among the various named defendants. It has been the Company’s experience, however, that, as a result of discovery, only a small percentage of claimants ultimately identify AK Steel as a defendant from whom they are actually seeking damages and most of these claims ultimately are either dismissed or settled for a small fraction of the damages initially claimed. For example, during 2003, the Company disposed of 124 claims with total settlement payments slightly in excess of $1.2. Since the beginning of 1990, the Company has disposed of a total of 393 claims with total settlement payments of approximately $3.3 and has not experienced a significant increase in the average cost of settlement during this period. In addition, only two cases against AK Steel have proceeded to trial and both cases concluded with a verdict in favor of the Company. The Company intends to continue its practice of vigorously defending these cases. Based upon its present knowledge, and the factors set forth above, the Company believes it is unlikely that the resolution of these claims in the aggregate will have a material adverse effect on its results of operations, cash flows or financial condition. However, predictions as to the outcome of pending litigation, particularly claims alleging asbestos exposure, are subject to substantial uncertainties. These uncertainties include (1) the significantly variable rate at which new claims may be filed, (2) the impact of bankruptcies of other companies currently or historically defending asbestos claims, (3) the uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, (4) the type and severity of the disease alleged to be suffered by each claimant, and (5) the potential for enactment of legislation affecting asbestos litigation.

On January 2, 2002, John D. West, a former employee, filed a purported class action in the United States District Court for the Southern District of Ohio against the AK Steel Corporation Retirement Accumulation Pension Plan, or AK RAPP, and the AK Steel Corporation Benefit Plans Administrative Committee, or AK BPAC, claiming that the method used under the AK RAPP to determine lump sum distributions does not comply with the Employment Retirement Income Security Act of 1974 and results in underpayment of benefits to putative class members. The AK RAPP is the cash balance plan component of the AK Steel Noncontributory Pension Plan, or AK NCPP. The AK NCPP provides that the Company will indemnify members of AK BPAC from any liability and expense incurred by reason of serving as a member of AK BPAC. On May 1, 2002, plaintiff moved for certification of a class consisting of all employees covered by the AK RAPP who terminated employment with AK Steel or its predecessors since January 1, 1995 and who received some or all of their AK RAPP benefits in the form of a lump sum payment. On July 22, 2002, defendants opposed the motion for class certification and also moved for entry of judgment that plaintiff’s claim is time barred. The plaintiff’s motion for class certification has not yet been ruled upon. On December 3, 2003, the District Court issued an Order denying defendants’ motion for entry of judgment. The parties also have filed cross-motions for summary judgement on the merits. Those motions have not yet been ruled upon. Discovery was completed in December 2002. No trial date has been set. The defendants are contesting this matter vigorously.

On September 29, 2003, the National Labor Relations Board (the “NLRB”) Region 8 issued a Complaint against AK Steel alleging that AK Steel has been engaging in unfair labor practices as defined by the National Labor Relations Act at its Mansfield (Ohio) Works in connection with a labor dispute with the United Steelworkers of America (the “Union”). The NLRB alleged that AK Steel has unlawfully failed since December 9, 2002, to return locked-out bargaining unit employees to work, unilaterally implemented a training rate system, failed to provide requested information to the Union and refused to meet with an individual designated as the Union’s agent. On January 26, 2004, AK Steel and the Union entered into a comprehensive Settlement Agreement of the labor dispute, which included an agreement by the Union to withdraw the unfair labor practices charges relating to the NLRB Complaint, and a mutual agreement to seek NLRB approval for the dismissal of the Complaint, which has been obtained.

As previously reported in the Company’s Form 10-Q for the quarter ending September 30, 2003, on September 18, 2003, the Company announced that Richard M. Wardrop, Jr., the Company’s chairman and CEO, and John G. Hritz, its president, had resigned their respective positions with the Company by mutual agreement with the Company’s Board of Directors. Prior to the termination of their employment, Messrs. Wardrop and Hritz each had entered into a written severance agreement with the Company and were vested participants in the Company’s Executive Minimum and Supplemental Retirement Plan (“SERP”). Subsequent to the termination of their employment with the Company, Messrs. Wardrop and Hritz each asserted their entitlement to severance benefits under the terms of their respective severance agreements and to a lump-sum cash retirement benefit under the terms of the Company’s SERP.

On December 10, 2003, Mr. Wardrop filed an arbitration demand in which he asserted a claim for cash severance benefits in the approximate amount of $10.0 and cash SERP benefits in the approximate amount of $40 million. The Company has denied and is contesting Mr. Wardrop’s claim. Discovery has not yet commenced and no hearing date has been set in Mr. Wardrop’s arbitration proceeding.

On December 23, 2003, Mr. Hritz filed an action against the Company and others in the United States District Court for the Southern District of Ohio, Case No. 1:03-CV-903, asserting a claim for cash SERP benefits only. In addition, on January 20, 2004, Mr. Hritz filed an arbitration demand in which he asserted a claim for both cash severance benefits and cash SERP benefits. The total amount of his claim was approximately $11.1. In February 2004, the Company and Mr. Hritz reached a settlement of his claims for both severance and SERP benefits which involves an agreed-upon payment of an amount less than was claimed by Mr. Hritz. In addition as part of the settlement, Mr. Hritz’s federal action and arbitration proceeding have been dismissed.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

Executive Officers of the Registrant

The following table sets forth the name, age and principal position with the Company of each of its executive officers as of March 4, 2004:

Name	Age	Positions with the Company
James L. Wainscott	46	President and Chief Executive Officer
Michael P. Christy	47	Vice President, Purchasing and Transportation
Albert E. Ferrara, Jr.	55	Vice President, Finance and Chief Financial Officer
Douglas W. Gant.	45	Vice President, Sales and Customer Service
Thomas C. Graham, Jr.	49	Vice President, Engineering
David C. Horn	52	Vice President and General Counsel
John F. Kaloski	54	Vice President, Operations
Alan H. McCoy	52	Vice President, Government and Public Relations
Lawrence F. Zizzo	55	Vice President, Human Resources

James L. Wainscott was named President and Chief Executive Officer in October 2003 after having served one month as the Company’s Acting Chief Executive Officer. Previously, Mr. Wainscott was the Company’s Chief Financial Officer since July 1998. Mr. Wainscott also served as Treasurer from April 1995 until April 2001. He was elected Senior Vice President in January 2000, having previously served as a Vice President from April 1995 until that date.

Michael P. Christy has served as Vice President, Purchasing and Transportation since November 1998.

Albert E. Ferrara, Jr. was elected Vice President, Finance and Chief Financial Officer in November 2003. Mr. Ferrara joined the Company in June 2003 as Director, Strategic Planning and was named Acting Chief Financial Officer in September 2003. Prior to joining AK Steel, Mr. Ferrara was Vice President, Corporate Development for NS Group, Inc., a tubular products producer, and previously held positions as Senior Vice President and Treasurer with U.S. Steel Corporation and Vice President, Strategic Planning at USX Corporation.

Douglas W. Gant was named Vice President, Sales and Customer Service in January 2004. From February 2001 until that date, Mr. Gant was Director, Sales and Marketing having previously served as General Manager, Sales from May 1999. Mr. Gant was a regional sales manager from September 1995 until May 1999.

Thomas C. Graham, Jr. has been Vice President, Engineering since July 2002. Mr. Graham served as Vice President, Research and Engineering from June 1996 until July 2002.

David C. Horn was elected Vice President and General Counsel in April 2001 and assumed the additional position of Secretary in August 2003. From November 2003 through January 2004, Mr. Horn also had responsibility for the Company’s human resource function. Before joining AK Steel as Assistant General Counsel in December 2000, Mr. Horn was a partner in the Cincinnati-based law firm now known as Frost Brown Todd LLC.

John F. Kaloski was named Vice President, Operations in April 2003. Prior to joining the Company in October 2002 as Director, Operations Technology, Mr. Kaloski served as a Senior Vice President at National Steel Corporation and held senior management positions at U.S. Steel Corporation.

Alan H. McCoy has been Vice President, Government and Public Relations since January 1997.

Lawrence F. Zizzo joined AK Steel and was named its Vice President, Human Resources in January 2004. From January 2000 until May 2003, he was Vice President, Human Resources at National Steel Corporation and from January 1999 until his promotion to Vice President, Mr. Zizzo was Regional Director, Human Resources at National Steel.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters.

AK Holding’s common stock has been listed on the New York Stock Exchange since April 5, 1995 (symbol: AKS). The table below sets forth, for the calendar quarters indicated, the reported high and low sales prices of the common stock:

2002	High	Low
First Quarter	$14.46	$11.01
Second Quarter	$14.85	$11.50
Third Quarter	$12.75	$7.00
Fourth Quarter	$8.50	$6.45

2003	High	Low
First Quarter	$8.90	$3.25
Second Quarter	$4.06	$2.75
Third Quarter	$3.64	$1.74
Fourth Quarter	$5.75	$1.80

As of March 4, 2004 there were 108,650,230 shares of common stock outstanding and held of record by 8,059 stockholders. Because depositories, brokers and other nominees held many of these shares, the number of record holders is not representative of the number of beneficial holders.

The Company has not declared or paid a common stock dividend since the second quarter of 2001. The payment of cash dividends is subject to a restrictive covenant contained in the instruments governing most of the its outstanding senior debt. The covenant allows the payment of dividends, if declared by the Board of Directors, and the redemption or purchase of shares of its outstanding capital stock, subject to a formula that reflects cumulative net earnings. As a result of losses recorded during the last two years, the Company has been unable to pay a dividend under this formula.

The information required to be furnished pursuant to this item with respect to compensation plans under which equity securities of the Company are authorized for issuance will be set forth under the caption “Equity Compensation Plan Information” in the Proxy Statement, and is incorporated herein by reference.

Item 6.    Selected Financial Data.

The following selected historical consolidated financial data for each of the five years in the period ended December 31, 2003 have been derived from the Company’s audited consolidated financial statements after giving effect to the merger of Armco with and into AK Steel (See Note 1 below). In addition, on April 19, 2002 the Company sold its Sawhill Tubular division and, on October 16, 2003, AK Holdings’ Board of Directors authorized management to proceed with a plan to sell Douglas Dynamics, L.L.C. and Greens Port Industrial Park as soon as practicable. The results of Sawhill Tubular, Douglas Dynamics and Greens Port Industrial Park have been reclassified as discontinued operations. The selected historical consolidated financial data presented herein are qualified in their entirety by, and should be read in conjunction with, the consolidated financial statements of the Company set forth in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in Item 7.

	Years Ended December 31,
	1999 (1)	2000	2001	2002	2003
	(dollars in millions, except per share data)
Statement of Operations Data:
Net sales	$4,055.3	$4,277.3	$3,681.7	$4,158.8	$4,041.7
Cost of products sold (exclusive of items below)	3,276.5	3,518.3	3,152.2	3,628.7	3,886.9
Selling and administrative expenses	274.8	234.5	231.7	242.8	243.6
Depreciation	202.6	223.8	222.2	221.2	221.7
Other operating items:
Costs related to the merger with Armco Inc. (2)	99.7	—	—	—	—
Pension and other postretirement benefits charge (3)	—	—	192.2	816.8	240.1
Stock received in insurance demutualization (4)	—	—	(49.9)	—	—
Insurance settlement (4)	—	—	—	(23.9)	—
Impairment of equity investment (4)	—	—	—	10.9	—
Goodwill impairment (4)	—	—	—	—	101.2

Total operating costs	3,853.6	3,976.6	3,748.4	4,896.5	4,693.5

Operating profit (loss)	201.7	300.7	(66.7)	(737.7)	(651.8)
Interest expense	123.7	136.1	133.1	128.3	117.8
Loss on early retirement of debt (4)	22.1	—	—	31.7	—
Gain on sale of Anthem stock (4)	—	—	—	24.1	—
Other income (expense)	20.7	7.9	5.9	—	(3.4)

Income (loss) before income tax and minority interest	76.6	172.5	(193.9)	(873.6)	(773.0)
Deferred tax asset valuation allowance (4)	—	—	—	—	87.3
Income tax provision (benefit)	39.9	64.4	(72.8)	(353.2)	(265.9)
Minority interest	6.7	—	—	—	—

Income (loss) from continuing operations	30.0	108.1	(121.1)	(520.4)	(594.4)
Income from discontinued operations	35.4	24.3	28.7	18.0	34.0

Net income (loss)	$65.4	$132.4	$(92.4)	$(502.4)	$(560.4)

Basic and diluted earnings per share:
Income (loss) from continuing operations	$0.22	$0.98	$(1.14)	$(4.84)	$(5.48)
Income from discontinued operations	0.34	0.22	0.27	0.17	0.31

Net income (loss)	$0.56	$1.20	$(0.87)	$(4.67)	$(5.17)

Cash dividends per common share	$0.50	$0.50	$0.125	$—	$—

	As of December 31,
	1999	2000	2001	2002	2003
Balance Sheet Data:
Cash and cash equivalents	$54.4	$85.3	$100.8	$282.5	$54.7
Working capital	564.5	631.5	593.4	839.4	579.1
Total assets	5,227.1	5,239.8	5,225.8	5,399.7	5,025.6
Current portion of long-term debt	5.9	63.2	78.0	62.5	62.5
Long-term debt (excluding current portion)	1,451.0	1,387.6	1,324.5	1,259.9	1,197.8
Current portion of pension and postretirement benefit obligations	68.8	66.5	68.2	102.2	141.4
Long-term pension and postretirement benefit obligations (excluding current portion)	1,415.7	1,416.2	1,736.2	2,580.5	2,940.6
Stockholders’ equity (deficit)	1,277.8	1,319.3	1,033.3	529.3	(52.8)

(1)	Armco was merged with and into AK Steel on September 30, 1999 in a transaction accounted for as a pooling of interests. Accordingly, except with respect to cash dividends per common share, the 1999 consolidated financial data reflect the Company’s results and financial position as if Armco and AK Steel had been combined for the full year.

(2)	The 1999 special charge relates to expenses incurred as a result of the merger with Armco.
(3)	Under its method of accounting for pensions and other postretirement benefits, the Company recorded fourth quarter corridor charges in 2001, 2002 and 2003. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 1 to the consolidated financial statements.
(4)	In 2001, the Company received a distribution of shares from its primary health insurance provider upon the demutualization of that company and, in 2002, recorded a gain on the sale of those shares. In addition, in 2002, the Company recorded a gain on the insurance settlement of certain asbestos and environmental claims, and recognized losses on the impairment of an equity investment and retirement of long-term debt. In 2003, the Company recorded an impairment of its steel operations goodwill and an increase in the valuation allowance of its deferred tax assets. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Notes 4 and 8 to the consolidated financial statements.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Dollars in millions, except per share and per ton amounts)

Operations Overview

AK Steel’s continuing operations consist of seven steelmaking and finishing plants that produce flat-rolled carbon steels, including premium-quality coated, cold-rolled and hot-rolled products, and specialty stainless and electrical steels that are sold in slab, hot band, sheet and strip form. These products are sold primarily to the domestic automotive, appliance, industrial machinery and equipment, and construction markets, as well as to distributors, service centers and converters. The Company’s continuing operations also include AK Tube LLC, which further finishes flat-rolled carbon and stainless steel into welded steel tubing, and European trading companies that buy and sell steel and steel products. In the third quarter of 2003, AK Tube acquired ArvinMeritor’s Central Tubing Facility in Columbus, Indiana.

On October 16, 2003, the Company announced a plan to sell the assets of Douglas Dynamics, L.L.C., the largest North American manufacturer of snowplows and salt and sand spreaders for four-wheel drive light trucks, and Greens Port Industrial Park on the Houston, Texas ship channel. On April 19, 2002, the Company completed the sale of Sawhill Tubular Products, a manufacturer of a wide range of steel pipe and tubing products. For all periods presented, the results of Sawhill Tubular, Douglas Dynamics and Greens Port Industrial Park are classified as discontinued operations.

The Company operates in an industry that has been particularly hard hit by the recent economic downturn. A number of steel companies, including large and small competitors, have filed for bankruptcy protection during the last several years. Nonetheless, the level of domestic competition remains high, because many of the steelmaking assets of these businesses were purchased through the bankruptcy process and are being operated by companies that are able to enjoy cost advantages resulting principally from the elimination of large portions of their predecessors’ retiree pension and healthcare costs and a reduced workforce. During the first half of 2003, the Company lost some contract business to its competition because of competitive pricing and because of contractual disputes, and, in certain cases, litigation with several of its customers, which resulted in a decrease in sales of value-added products and a need to increase sales to the spot market. In the third quarter of 2003 pursuant to mutual agreement with the Board of Directors, the Company’s Chairman and Chief Executive Officer and its President resigned their positions. In the fourth quarter of 2003, all customer litigation was resolved.

The Company continues to contend with extremely high and unprecedented costs for raw materials and energy, as well as its high levels of long-term debt and pension and other postretirement benefit obligations. For the third year in a row, the Company recognized non-cash fourth quarter pension and other postretirement benefit corridor charges, which accelerate the recognition of actuarial losses. While these charges do not affect funding of the benefit plans, they substantially contributed to net losses of $502.4 and $560.4 in 2002 and 2003, respectively. The Company continues to face stringent environmental regulations and has announced its intention to spend $66.0 to install new environmental equipment at its Middletown Works.

The Company has partially mitigated these unfavorable factors by aggressively improving productivity and quality, lowering operating and overhead costs, reducing discretionary spending wherever prudent, and, most recently, adding surcharges to the price of carbon, stainless and electrical steel sold primarily in the spot market. Unlike some competitors, the Company did not experience recent interruptions in its supply of coke and, during 2003, increased its own coke-making production.

With an environment of improving customer relations, an improving economy and the realization of cost savings from newly implemented earnings improvement initiatives, the fourth quarter of 2003 was the most successful in 2003 with respect to shipments, sales and operating results, excluding the goodwill impairment and pension and other postretirement benefit corridor charges. Value-added shipments were trending higher in the fourth quarter of 2003 and the order book for the first quarter of 2004 is full. In addition to the new raw material and energy cost surcharges, which were initiated in the first quarter of 2004, the Company has announced three carbon steel and two stainless steel spot market price increases. The Company announced price increases for carbon steels of $70 to $80 per ton, depending on the product, and announced stainless steel price increases totaling 9.3%. Sales to the spot market comprise approximately 25% of total net sales and, while the Company may discuss similar increases with some of its contract customers, there can be no assurance that those customers will agree to such increases. The Company ended the year with $54.7 of cash and $455.0 of availability under its two credit facilities, representing total liquidity of $509.7.

2003 Compared to 2002

Steel shipments in 2003 and 2002 were 5,830,800 tons and 5,803,700 tons, respectively. The year-to-year increase was primarily due to higher shipments of hot-rolled steel products that offset reduced shipments to contract customers in the automotive, appliance, construction and manufacturing markets and continued weakness in the stainless and electrical steel markets. Lower contract shipments in 2003 were, in part, the result of customers lost to competitors, who brought back previously idled production capacity as the Company sought to increase prices and, simultaneously, remain a predominant source of value-added steels to certain contract customers. This strategy had a particularly adverse effect on appliance shipments, which the Company replaced with shipments to the distributor, service center and converter markets. Value-added products comprised only 87.7% of total shipments for 2003, down from 92.2% for 2002 as higher hot-rolled shipments offset lower cold-rolled, coated and stainless and electrical shipments. Tons shipped by product category for 2002 and 2003 were as follows:

(tons in thousands)	2002		2003
Stainless/electrical	989.8	17.1%	883.3	15.1%
Coated	2,973.8	51.2%	2,947.9	50.6%
Cold-rolled	1,297.0	22.3%	1,150.5	19.7%
Tubular	91.3	1.6%	132.7	2.3%

Subtotal value-added shipments	5,351.9	92.2%	5,114.4	87.7%

Hot-rolled	168.4	2.9%	442.4	7.6%
Secondary	283.4	4.9%	274.0	4.7%

Total shipments	5,803.7	100.0%	5,830.8	100.0%

Net sales in 2003 were $4,041.7 compared to $4,158.8 in 2002. While overall net contract pricing was higher in 2003, reduced sales were primarily the result of lower spot market pricing and a weaker product mix due to a decline in shipments to contract automotive and appliance customers and increased shipments to distributors, service centers and converter spot market customers. As a result, average selling prices fell to $677 per ton in 2003 from $703 in 2002. Sales attributable to major market groups as a percent of total sales for 2002 and 2003 were as follows:

	2002	2003
Automotive	59%	58%
Appliance, Industrial Machinery and Equipment, and Construction	22%	18%
Distributors, Service Centers and Converters	19%	24%

The Company’s reported operating losses for the years 2003 and 2002 were $651.8 and $737.7, respectively. Included in these results were several large pre-tax expense (benefit) items, which are described more fully below. Exclusion of these items from operating loss is presented in order to clarify the effects of reduced net sales and increased net operating expenses on the Company’s financial results.

	2002	2003
Operating loss, as reported	$(737.7)	$(651.8)
Pension and other postretirement benefit corridor charges	816.8	240.1
Goodwill impairment	—	101.2
Insurance settlement	(23.9)	—
Impairment of equity investment	10.9	—

Operating profit (loss), pro forma	$66.1	$(310.5)

In addition to the impact of reduced sales, operating results for 2003 compared to 2002 were unfavorably affected by higher raw material and energy costs and higher operating costs, including a $67.2 increase in pension and other postretirement benefit expenses. In 2003 and 2002, LIFO charges of $46.2 and $33.2, respectively, reflected progressively increasing costs in both years. Compared to 2002, 2003 input costs increased $64.0 for natural gas, $59.0 for scrap and $48.0 for purchased carbon slabs. In the fourth quarter of 2003, the Company announced a plan to eliminate approximately 475 salaried positions, equivalent to approximately 20% of the salaried workforce. These reductions are expected to result in annual cost savings of approximately $35.0 beginning in 2004. In the fourth quarter of 2003, the Company recognized charges totaling $5.0 for costs associated with this program. Operating costs in 2003 were also unfavorably impacted by an $11.4 planned Middletown Works blast furnace maintenance outage and a $5.6 write-off of equipment at the Middletown Works, including a sinter plant following a change to a type of iron ore pellet that avoids the need to produce high cost sinter. During 2003, the Company also recognized start-up costs of $4.4 for an Ashland Works coke battery that had been on hot idle and is expected to achieve savings in excess of $7.0 per year compared to the current costs of purchasing coke. Results in 2003 also were adversely affected by $4.8 of expenses incurred in connection with the Company’s efforts to acquire the assets of National Steel Corporation.

Under its method of accounting for pension and other postretirement benefit plans, the Company recognizes into its results of operations, as a fourth quarter noncash “corridor” adjustment, any unrecognized actuarial net gains or losses that exceed 10% of the larger of projected benefit obligations or plan assets. Amounts inside this 10% corridor are amortized over the average remaining service life of active plan participants. Actuarial net gains and losses occur when actual experience differs from any of the many assumptions used to value the benefit plans, or when the assumptions change, as they may each year when a valuation is performed. The effect of prevailing interest rates on the discount rate used to value projected plan obligations as of the October 31 measurement date is one of the more important factors used to determine the Company’s year-end liability, fourth quarter corridor adjustment and subsequent year’s expense for these benefit plans. In 2003, a one-half percent reduction in the discount rate to reflect declines in prevailing interest rates, changes in certain retirement and other actuarial assumptions and other actuarial losses lead the Company to record fourth quarter corridor charges of $76.7 related to its pension plans and $163.4 related to its other postretirement benefit plans. The Company also recorded a charge against equity of $38.1 to recognize its minimum pension liability. The actuarial net loss that gave rise to the pension charge for 2003 was substantially lower than in 2002 due to a 17.44% actual return on plan assets, which exceeded the 8.75% assumed return used to calculate the 2003 pension expense at the end of 2002. In 2002, the combination of a 4.80% loss on pension plan assets compared to an assumed 9.25% return, a one-half percent decrease in the discount rate and other actuarial losses resulted in a pension corridor charge of $572.8. Similarly, in 2002, due to the decrease in the discount rate and rising healthcare costs, the Company also recognized a corridor charge of $244.0 related to its other postretirement benefit plans. Based on current assumptions, no required cash payments to the pension plans are expected in 2004. See Liquidity and Capital Resources below for a further discussion of funding requirements and pending pension legislation.

The Company is required to annually review for possible impairment most of its goodwill. Recognizing continued softness in the carbon, stainless and electrical steel markets affecting both pricing and volumes and high raw material and energy costs, in addition to other factors, the Company’s management determined that the fair value of the Company’s flat-rolled steel reporting unit had declined. In the third quarter of 2003, management engaged an outside consultant to determine the fair value of its flat-rolled steel reporting unit using a present value model. Based on this analysis, the Company concluded that a decline in its flat-rolled steel reporting unit’s business had led to an impairment of the value of the related goodwill below the amount at which it was carried on the balance sheet. As a result, in 2003, the Company recognized a non-cash impairment charge of $101.2. The remaining goodwill on the December 31, 2003 consolidated balance sheet primarily relates to the tubular business, including $31.0 of goodwill related to AK Tube’s third quarter 2003 acquisition of ArvinMeritor’s Central Tubing Facility.

In order to fully recognize the deferred tax asset recorded on its financial statements related to net operating loss carryforwards, the Company must generate taxable income sufficient to utilize its carryforwards before they expire. The Company records a valuation allowance to reduce its deferred tax asset to an amount that is more likely than not to be realized. In the third quarter of 2003, a forecast of lower projected taxable income indicated that a decrease in the deferred tax asset was necessary and the Company recognized an $87.3 non-cash charge to record an additional valuation allowance.

The Company’s 2002 operating results were favorably affected by a pre-tax benefit of $23.9 arising from insurance settlements entered into by the Company with certain of its insurance carriers, partially offset by an increase in environmental reserves. The settlement amount represented a negotiated dollar value the Company accepted for reimbursement of past environmental and asbestos expenditures and, to a lesser extent, to release those insurance companies from a responsibility to reimburse the Company for future covered expenditures under the policies. Other existing insurance policies covering asbestos and environmental contingencies may serve to mitigate future covered expenditures. In addition, the Company maintains reserves for future probable payments related to asbestos claim settlements and environmental investigation, monitoring and remediation, which do not consider the potential for insurance recoveries. If these reserves are not adequate to cover future claims, then the Company’s financial position, operating results and cash flows may be negatively impacted.

In the fourth quarter of 2002, the Company recorded a pre-tax $10.9 impairment of its investment in Eveleth Taconite Mines L.L.C. (“EVTAC”), a business the Company accounted for using the equity method. EVTAC, a company that produced iron ore pellets used in the production of steel, was a joint venture of AK Steel, Rouge Steel and Stelco. The impairment, which reduced the carrying value of EVTAC to zero, resulted from the joint venture’s loss of several major customers, including the Company, which elected to purchase most of its iron ore requirements from other suppliers. EVTAC subsequently filed for bankruptcy protection and sold all of its assets. However, after settling its liabilities, no assets were available for distribution to the equity holders.

On June 11, 2002, the Company issued and sold $550.0 of 7 3/4% Senior Notes Due 2012. Net of the discount to the initial purchasers and fees, the sale generated cash proceeds of $538.1. On July 11, 2002, these proceeds, along with cash on hand, were used to redeem all $550.0 of the Company’s 9 1/8% Senior Notes Due

2006 at a total cost of $575.1, which included a redemption premium of $25.1. In the twelve months ended December 31, 2002, the Company recognized a pre-tax loss of $31.7 for the redemption of the 9 1/8% Senior Notes.

In the first quarter of 2002, the Company liquidated all of the nearly 1.5 million shares of Anthem Inc. stock it had received in 2001 upon the demutualization of its primary healthcare insurance provider. The Company recorded a gain on the sale of this stock of $24.1, which was included in income from continuing operations in 2002.

In the fourth quarter of 2003, the Company performed an impairment review of the carrying amount of two businesses accounted for as cost investments. Based on the Company’s review of their business plans and future prospects, it determined that the carrying amount of its investments in the companies were impaired and recognized charges in other income (expense) totaling $7.3 to write down the investments to their estimated fair values.

On April 19, 2002, the Company sold its Sawhill Tubular division for $67.5, recording an after-tax loss of $6.4. Sawhill Tubular generated a net after-tax loss of $0.5 from the beginning of 2002 to the date of sale. In October 2003, the Board of Directors authorized management to proceed with a plan to sell Douglas Dynamics and Greens Port Industrial Park and, in February 2004, the Company entered into agreements for the sale of both businesses. The Company expects the two sales transactions to generate total cash proceeds of approximately $340.0 after estimated fees and expenses, resulting in a pretax gain of approximately $250.0. The Company does not anticipate any material income tax payments in conjunction with these transactions. The sales are subject to completion of due diligence and customary closing conditions. The sales of these businesses, which are expected to occur in the first quarter of 2004, will enable management to better concentrate on the Company’s core operations and to reduce debt. In 2003 and 2002, Douglas Dynamics recorded after-tax income of $28.4, and $19.5, respectively, due to stronger economic conditions and significantly higher snowfalls in its market areas, and Greens Port recorded income of $5.6 and $5.4, respectively. The results of Sawhill Tubular as well as of Douglas Dynamics and Greens Port Industrial Park are classified as discontinued operations.

The Company’s net losses in 2003 and 2002 were $560.4, or $5.17 per share, and $502.4, or $4.67 per share, respectively. The increase in the net loss in 2003 from that in 2002 was primarily due to lower sales, higher operating costs, the impairment of goodwill and the increase in the deferred tax asset valuation allowance, partially offset by lower pension and other postretirement benefit corridor charges.

2002 Compared to 2001

Total steel shipments for the twelve months ended December 31, 2002 and 2001 were 5,803,700 tons and 5,618,300 tons, respectively. Steel shipments increased primarily due to record automotive shipments and, to a lesser extent, the addition of AK Tube, which was acquired in the third quarter of 2001. Value-added products comprised over 92.2% of total 2002 shipments, compared to approximately 92.7% in 2001. Shipments of hot-rolled products increased in the second half of 2002 as the Company took advantage of attractive spot market pricing for this commodity grade steel. Tons shipped by product for 2001 and 2002 were as follows:

(tons in thousands)	2001		2002
Stainless/electrical	946.2	16.8%	989.8	17.1%
Coated	2,780.1	49.5%	2,973.8	51.2%
Cold-rolled	1,448.4	25.8%	1,297.0	22.3%
Tubular	31.8	0.6%	91.3	1.6%

Subtotal value-added shipments	5,206.5	92.7%	5,351.9	92.2%

Hot-rolled	117.6	2.1%	168.4	2.9%
Secondary	294.2	5.2%	283.4	4.9%

Total Shipments	5,618.3	100.0%	5,803.7	100.0%

Net sales in 2002 were $4,158.8, a nearly 13% increase over the $3,681.7 reported for 2001. Flat-rolled sales per ton increased $48 to $703 per ton in 2002 compared to the prior year, primarily as a result of increased shipments to the automotive sector and higher spot market prices. Sales attributable to major market groups as a percent of total sales for 2001 and 2002 were as follows:

	2001	2002
Automotive	57%	59%
Appliance, Industrial Machinery and Equipment, and Construction	25%	22%
Distributors, Service Centers and Converters	18%	19%

Operating losses in the years 2001 and 2002 contained the following pre-tax expense (benefit) items. Exclusion of these items is presented in order to clarify the effects of increased net sales and higher costs on operating results.

	2001	2002
Operating loss, as reported	$(66.7)	$(737.7)
Pension and other postretirement benefit corridor charges	192.2	816.8
Insurance settlement	—	(23.9)
Impairment of equity investment	—	10.9
Stock received in insurance demutualization	(49.9)	—

Operating profit, pro forma	$75.6	$66.1

Under its method of accounting for pension and other postretirement benefit plans, the Company recognized fourth quarter corridor charges in 2002 and 2001 of $816.8 and $192.2, respectively. During 2001, there was no charge related to other post retirement benefit plans, though a 6.3% investment loss on pension plan assets compared to an assumed 10% return, and a 0.75 percentage point decrease in the discount rate, required the recognition of a non-cash pre-tax pension corridor charge of $192.2. In addition, because the decline in asset value in 2001 also caused the Company’s principal pension plans to become underfunded, the Company recorded a non-cash after-tax reduction in equity of approximately $163.4.

In the fourth quarter of 2001, Anthem Inc., the Company’s primary health insurance provider, converted from a mutual insurance company to a corporation, issuing shares of common stock to certain of its long-time policyholders. As a major policyholder, AK Steel received approximately 1.5 million shares of Anthem common stock as a result of this demutualization, recording a pre-tax benefit of $49.9. The benefit was net of a liability established for the portion of the proceeds deemed to be healthcare plan assets. In the first quarter of 2002, the Company liquidated all of these shares for total proceeds of $80.3, recording a non-operating pre-tax gain of $24.1.

Operating losses increased in 2002, in part due to higher pension and other postretirement benefit expenses. The increase in pension expense was primarily due to unfavorable investment returns in 2001, lower asset balances and a decrease in the rate of expected returns from 10% to 9.25%. The higher other postretirement benefit expense reflected an increase in current and future assumed healthcare trend rates. Operating costs in 2002 also included higher costs for scheduled blast furnace outages at the Middletown and Ashland Works, and other planned and unplanned maintenance work and increasing scrap and purchased slab prices. The higher costs in 2002 resulted in a $33.2 charge from an increase in LIFO inventory reserves. In 2001, declining costs resulted in a LIFO credit of $37.2.

The increased costs were in large part offset by the benefits of higher shipment volumes, strong automotive shipments and higher spot market pricing. Overall contract pricing was lower in 2002, but the Company was able to negotiate higher contract pricing that became effective at various times in the second half of the year. Cost savings were achieved through improved unit productivity and product quality, as well as reduced overtime and discretionary spending.

The Company accounts for three of its businesses as discontinued operations. During 2002 and 2001, Douglas Dynamics recorded after-tax income of $19.5 and $24.9, respectively, and Greens Port recorded after-tax income of $5.4 and $5.0, respectively. For the same periods, Sawhill Tubular recorded after-tax losses of $0.5 and $1.2, respectively. Sawhill Tubular’s 2002 loss was recorded through the date of its sale on April 19, 2002, at which time, the Company recorded a $6.4 after-tax loss on the sale.

The Company’s net loss in 2002 of $502.4, or $4.67 per share, compared to a 2001 net loss of $92.4, or $0.87 per share. The comparative results reflected net increases in costs, including postretirement benefit expenses and maintenance costs, partially offset by improved shipments, pricing and productivity, and reduced spending.

Outlook

The Company expects its shipments in 2004 to be approximately 6 million tons, slightly higher than in 2003. Shipments to the automotive sector are expected to be higher than in 2003 due to projected strong automotive demand and the Company’s efforts to improve its relationships with automotive customers. In addition, demand and pricing in the spot market during the first quarter of 2004 has been substantially higher than at the beginning of 2003 and demand for stainless and electrical steel products is beginning to strengthen. The Company has announced several spot market price increases and the initiation of a surcharge related to increased costs for natural gas, purchased carbon slabs and steel scrap to be added to the price of its steel sold primarily in the spot market. The Company is also seeking agreement from its contract customers to accept a similar surcharge, although there can be no assurance that those customers will agree to such a surcharge. Value-added products are expected to exceed 90% of the Company’s total shipments in 2004, up from 87.7% in 2003.

The Company expects its pension and other postretirement benefit expense to increase approximately $28.0 in 2004, prior to any potential fourth quarter corridor adjustment. The anticipated increase is primarily due to a one-half percentage point decrease in the discount rate used to value liabilities and a quarter percentage point reduction in assumed investment returns on pension plan assets in 2004. Under the Company’s pension and other postretirement benefit accounting method, the annual determination of a fourth quarter adjustment, if any, is made as of the plans’ October 31 measurement date. Since the balance of deferred actuarial losses for all major pension and other postretirement benefit plans was at or near the edge of the 10% corridor at the end of 2003, the development of any additional net actuarial losses, which may result from a further decline in interest rates, poor investment returns or adverse changes in assumptions would likely result in another corridor charge in the fourth quarter of 2004. Based on current assumptions, no required cash payments to the pension plan trusts are expected in 2004. See Liquidity and Capital Resources for a further discussion of funding requirements.

The Company expects overhead costs in 2004 to be below 2003 levels, primarily due to a reduced number of salaried employees, reduced active salaried employee benefits and the benefits of other cost containment efforts, partially offset by the higher pension and other postretirement benefit costs described above. In addition, there continues to be significant price volatility in energy markets, including the cost of natural gas, though the effect of normal market volatility on the Company’s natural gas costs is partially offset by its hedging strategies. The Company is currently experiencing rising prices for scrap and purchased slabs. Depreciation is expected to decrease approximately $8.0 from 2003 levels. The Company has initiated discussions with its major unions in an effort to modify their contracts and negotiate cost savings to improve the Company’s competitive position.

In the first quarter of 2004, the Company expects to ship approximately 1,460,000 tons, compared to 1,563,700 tons shipped in the fourth quarter of 2003. While the Company anticipates continued strong shipments to automotive customers and improving demand for stainless and electrical steel, planned maintenance outages at its Middletown facility and a planned inventory build, in anticipation of a major second quarter outage, will adversely affect first quarter shipments. The benefits of higher pricing in the spot market will not be realized on a substantial portion of the Company’s shipments due to timing issues and its reliance on contract business, which accounts for approximately 75% of sales and for which prices have already been determined. The Company also expects a significant increase in the prices paid for carbon scrap and purchased slabs, as well as higher natural gas prices and the anticipated increases in pension and other postretirement benefit expenses discussed above. As a result of these factors, the Company expects to report both an operating loss and a net loss for the first quarter of 2004.

As a result of the anticipated sales of Douglas Dynamics and Greens Port Industrial Park in the first quarter of 2004, the Company expects to recognize pretax gains of approximately $250.0. However, the divestiture of these two businesses could have an unfavorable effect on future net income (loss) and cash flows, which is expected to be partially offset by lower interest expense as much of the proceeds from the sales will be used to reduce outstanding debt.

Liquidity and Capital Resources

At December 31, 2003, the Company had $54.7 of cash and cash equivalents, $166.0 of availability under a $300.0 accounts receivable purchase credit facility and $289.0 of availability under a new $400.0, five-year senior revolving credit facility that is secured by certain of the Company’s inventories. At December 31, 2003, there were no outstanding borrowings under either credit facility; however, availability under the facilities was reduced by $90.8 of outstanding letters of credit and reduced pools of eligible accounts receivables and inventories. Availability under both facilities fluctuates monthly with the varying levels of eligible collateral. The accounts receivable purchase credit facility expires on September 30, 2004. The Company has commenced discussions with several banks and financial institutions and expects to have a replacement facility finalized before the expiration date. Based on currently available liquidity, the Company’s expectation of improved cash flows from operating activities and proceeds from the expected sales of Douglas Dynamics and Greens Port Industrial Park, which are expected to be used primarily to reduce debt, management believes the Company has adequate liquidity to meet its 2004 cash needs for capital investments, working capital, employee benefit obligations, debt service and the funding of operations.

During 2003, cash used by continuing operations totaled $72.0. Following two years of significant cash generation by operating activities, the 2003 cash outflow reflects lower sales and increased operating losses. While shipment volumes increased in 2003, cash generated from the sale of steel declined due to lower selling prices and an increase in outstanding accounts receivable. Average selling prices declined $26 per ton to $677 per ton in 2003. Cost of products sold, however, increased 7% as a result of a significant rise in the prices paid for raw materials, particularly scrap and purchased slabs, and energy, primarily natural gas, as well as a 67% increase in payments for other postretirement benefits and the higher shipping levels. The Company used $96.0 of cash to reduce accounts payable and other current liabilities, but generated $117.4 of cash by more aggressively managing inventory levels. Management believes working capital levels are appropriate in the current business environment and does not expect a significant increase or reduction of working capital for the year 2004.

Investing activities in 2003 used $136.6 of cash, including $79.6 for capital investments and $67.2 for the purchase by AK Tube of the stainless tube mill previously owned by ArvinMeritor.

Cash used by financing activities in 2003 totaled $70.6, including $62.5 for a scheduled debt repayment. For the year, discontinued operations generated $51.4 of cash.

Discontinued Operations

The anticipated sales of Douglas Dynamics and Greens Port Industrial Park are expected to generate total proceeds of approximately $340.0 after estimated fees and expenses. The Company does not anticipate any material income tax payments in conjunction with these transactions. A significant portion of the proceeds of these sales would be used to reduce outstanding debt. Because these businesses generated positive cash flows, their sale is expected to result in a decline in the Company’s consolidated annual cash flows commensurate with their profitability. However, the Company expects that this decline would be partially offset by a reduction in future interest and principal payments on debt retired with the proceeds of the sales.

Dividends

The payment of cash dividends is subject to a restrictive covenant contained in the instruments governing most of the Company’s outstanding senior notes. The covenant allows the payment of dividends, if declared by the Board of Directors, and the redemption or purchase of shares of its outstanding capital stock, subject to a formula that reflects cumulative net earnings. As a result of losses recorded during the last two years, the Company is unable to pay a dividend or redeem stock under this formula.

Financial Covenants

The indentures and other instruments governing the Company’s senior indebtedness as well as its two revolving credit facilities contain restrictions and covenants that may limit the Company’s operating flexibility. The senior note indentures impose restrictions regarding the amount of sale/leaseback transactions, transactions by subsidiaries and with affiliates, use of proceeds from asset sales and some investments. Furthermore, the senior note indentures impose the following additional restrictions:

•	Maintenance of a minimum interest coverage ratio of at least 2.5 to 1. Failure to meet this covenant will limit the amount of additional debt the Company can incur. As of December 31, 2003, the ratio was (0.9) to 1.

•	Restricted payments, which consist primarily of dividends and share repurchases, are limited to $25.0 plus 50% of cumulative net income (or minus 100% of cumulative net loss) from April 1, 2002. In addition, without regard to this restriction, cumulative aggregate dividend payments of up to $50.0 are permitted between April 1, 2002 and June 30, 2004.

The instruments governing the senior secured notes due 2004 contain the same restrictions as the senior note indentures regarding restricted payments and also require the maintenance of a maximum leverage ratio (total debt to total capitalization) of not more than 60%. At December 31, 2003, the leverage ratio was 57.4%. Failure to comply with this covenant could require prepayment of the outstanding $62.5 of senior secured notes prior to the December 16, 2004 maturity date. If required, the Company believes that it has adequate sources of liquidity to prepay the notes.

The Company’s inventory-based revolving credit facility contains restrictions regarding the payment of dividends and repurchase of capital stock, the incurrence of debt, the amount of sale/leaseback transactions, the acquisition and sale of assets, and the amount of annual capital expenditures. Also, the facility requires maintenance of a minimum fixed charge coverage ratio and maximum leverage ratio, if average availability falls below $100.0.

Capital Investments

The Company anticipates 2004 capital investments of approximately $125.0, which are expected to be funded from available cash, cash flow from operations and borrowings under the Company’s credit facilities. This amount includes $20.0 of the investment at its Middletown Works required to comply with air pollution standards recently promulgated by the U.S. Environmental Protection Agency. The Company anticipates the total cost of the project of approximately $66.0 will be spent between 2004 and 2006, a portion of which may be financed by tax-exempt borrowings. At December 31, 2003, commitments for future capital investments totaled approximately $18.1.

Employee Benefit Obligations

Based on the assumptions used to value other postretirement benefits, primarily retiree healthcare and life insurance benefits, in the fourth quarter of 2003, cash payments for these benefits are expected to be in a range of between $118.0 and $166.0 in each of the next 30 years. Based on current assumptions, no cash payments to the pension plans are required in 2004. The amount and timing of required contributions to the pension trust depends on future investment performance of the pension funds and interest rate movements, among other things and, accordingly, the Company cannot reasonably estimate actual required payments. Currently, the Company’s major pension plans are significantly underfunded. As a result, absent major increases in long-term interest rates, above average returns on pension plan assets and/or changes in legislated funding requirements, the Company will be required to make contributions to its pension trusts of varying amounts in the long-term. Some of these contributions could be substantial.

However, the Congress of the United States is currently considering legislation designed to help companies primarily in the domestic airline and steel industries. This legislation, if enacted, would reduce AK Steel’s funding obligations for the next two years by increasing the discount rate used to value the plans and deferring any deficit reduction contributions that would otherwise be required. If legislation that includes deficit reduction relief for which the Company qualifies passes in substantially its current form, the Company currently estimates that it would be required to make pension contributions of between zero and $150.0 in 2005. This estimate assumes no change in the assumed discount rates and expected returns on pension assets.

On December 8, 2003, the United States government enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Among other provisions, the Act provides a federal subsidy to sponsors of retiree healthcare benefit plans that include a qualified prescription drug benefit. The Company sponsors such a plan and can, therefore, expect to benefit in the future from this subsidy. However, because certain accounting issues are raised by the Act, including how to account for the federal subsidy, and sponsors may not have sufficiently reliable information available on which to measure the effects of the Act, among other reasons, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 106-1, which allows plan sponsors to defer recognition of the effects of the Act on its financial statements. As required by the FASB Staff Position, because the Company’s October 31, 2003 measurement date preceded the effective date of the Act, the Company is not permitted to recognize the effects of the Act until the first quarter of 2004. As a result, any measures of accumulated postretirement benefit obligations and net periodic postretirement benefit expenses included in the 2003 financial statements do not include the anticipated effects of the Act. The Company estimates that in 2004, recognition of the federal subsidy will reduce accumulated postretirement benefit obligations by approximately $125.0 to $150.0 and reduce the annual net periodic postretirement benefit expense by approximately $16.0. Specific authoritative guidance on accounting for the federal subsidy, when issued, could affect these estimates and require the Company to change previously reported information.

Energy and Raw Material Hedging

The Company enters into derivative transactions in the ordinary course of business to hedge the price of natural gas and certain raw materials. On the Company’s consolidated balance sheet as of December 31, 2003, current and non-current assets included $12.8 and $2.7, respectively, for the fair value of these derivatives. Changes in the prices paid for the related commodities are expected to offset the effect on cash of settling these amounts.

Off Balance Sheet Arrangements

The Company holds an equity interest in a number of entities that are not consolidated in the Company’s financial statements. Combined Metals of Chicago L.L.C. is one of these entities. The Company has provided a $4.0 letter of credit to support a portion of Combined Metals’ bank indebtedness proportionate to the Company’s equity investment. The fair value of this guarantee, which is not material, is recorded in accrued liabilities.

The Company holds an equity interest in AK-ISG Steel Coating Company and guarantees its performance under an equipment lease that terminates in 2009. At December 31, 2003, the Company’s maximum liability under this guarantee was approximately $20.2, which was not recorded on its financial statements because it originated before the effective date of FASB Interpretation No. 45. Payment of any amounts under this guarantee, if necessary, would be made in monthly installments through early 2009.

Tabular Disclosure of Contractual Obligations

In the ordinary course of business, the Company enters into agreements under which it is obligated to make legally enforceable future payments. These agreements include those related to borrowing money, leasing equipment and purchasing goods and services. The following table summarizes by category expected future cash outflows associated with contractual obligations in effect as of December 31, 2003.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$1,262.8	$62.5	$—	$163.0	$1,037.3
Operating lease obligations	10.3	2.3	3.8	2.4	1.8
Purchase obligations	2,596.8	1,316.7	852.3	282.1	145.7

Total	$3,869.9	$1,381.5	$856.1	$447.5	$1,184.8

In calculating the amounts for purchase obligations the Company first identified all contracts under which the Company has a legally enforceable obligation to purchase products or services from the vendor and/or make payments to the vendor for an identifiable period of time. Then for each identified contract, the Company determined its best estimate of payments to be made under the contract assuming 1) the continued operation of existing production facilities, 2) normal business levels and 3) the contract would be adhered to in good faith by both parties throughout its term. Because of changes in the markets it serves, changes in business decisions regarding production levels or unforeseen events, the actual amounts paid under these contracts could differ significantly from the numbers presented above.

A number of the purchase contracts specify a minimum volume or price for the products or services covered by the contract. If the Company were to purchase only the minimums specified, the payments set forth in the table would be reduced. Under “requirements contracts” the quantities of goods or services the Company is required to purchase may vary depending on its needs, which are dependent on production levels and market conditions at the time. If the Company’s business deteriorates or increases, the amount it is required to purchase under such a contract would likely change. Many of the agreements for the purchase of goods and services allow the Company to terminate the contract without penalty upon 30 to 90-days prior notice. Any such termination could reduce the projected payments.

The Company’s consolidated balance sheets contain reserves for pension and other postretirement benefits and other long-term liabilities. The benefit plan liabilities are calculated using actuarial assumptions that the Company believes are reasonable under the circumstances. However, because changes in circumstances can have a significant effect on the liabilities and expenses associated with these plans including, in the case of pensions, pending legislation, the Company cannot reasonably and accurately project payments into the future. While the Company does not include information about these plans in the above table, it discusses these benefits elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the notes to its financial statements, set forth in Item 8.

The other long-term liabilities on the Company’s consolidated balance sheets include reserves for environmental and legal issues, employment-related benefits, insurance and other reserves, which are not included in the above table. These amounts generally do not arise from contractual negotiations with the parties receiving payment in exchange for goods and services. The ultimate amount and timing of payments are subject to significant uncertainty and, in many cases, are contingent on the occurrence of future events, such as the filing of a claim or completion of due diligence investigations, settlement negotiations, documentation or legal proceedings.

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

Inventory Costing

Inventories are valued at the lower of cost or market. The cost of the majority of inventories is measured on the last in, first out (“LIFO”) method. The LIFO method allocates the most recent costs to cost of products sold and, therefore, recognizes into operating results fluctuations in raw material, energy and other inventoriable costs more quickly than other methods. Other inventories, consisting mostly of foreign inventories and certain raw materials, are measured principally at average cost.

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

The Company maintains an allowance for doubtful accounts as a reserve for the loss that would be incurred if a customer is unable to pay amounts due to the Company. While, based on the Company’s experience, losses due to customer defaults have been low, if in the future the financial condition of some customers deteriorates to an extent that may affect their ability to pay, additional allowances may be needed. Approximately 33% of trade receivables outstanding at December 31, 2003 are due from businesses associated with the U.S. automotive industry. Except in a few situations where the risk warrants it, collateral is not required on trade receivables. While the Company believes its recorded trade receivables will be collected, in the event of default in payment of a trade receivable, the Company would follow normal collection procedures.

The Company records a valuation allowance to reduce its deferred tax asset to an amount that is more likely than not to be realized. In estimating levels of future taxable income needed to realize the deferred tax asset, the Company has considered historical results of operations and the cyclicality of the steel business and would, if necessary, consider the implementation of prudent and feasible tax planning strategies to generate future taxable income. If future taxable income is less than the amount that has been assumed in determining the deferred tax asset, then an increase in the valuation allowance will be required, with a corresponding charge against income. On the other hand, if future taxable income exceeds the level that has been assumed in calculating the deferred tax asset, the valuation allowance could be reduced, with a corresponding credit to income.

The Company is involved in a number of environmental and other legal proceedings, including some related to asbestos exposure. The Company records a liability when it has determined that litigation has commenced or a claim or assessment has been asserted and, based on available information, it is probable that the outcome of such litigation, claim or assessment, whether by decision or settlement, will be unfavorable. The Company measures the liability using available information, including the extent of damage, similar historical situations, its allocable share of the liability and, in the case of environmental liabilities, the need to provide site investigation, remediation and future monitoring and maintenance. Accruals of probable costs have been made based on a combination of litigation and settlement strategies on a case-by-case basis and, where appropriate, are supplemented with incurred but not reported development reserves. However, amounts recognized in the financial statements in accordance with accounting principles generally accepted in the United States exclude potential payments that not are probable or that may not be currently estimable. The ultimate costs of these environmental and legal proceedings may, therefore, be higher than those currently recognized. In addition, results of operations in any future period could be materially affected by changes in assumptions or by the effectiveness of these strategies.

Pension and Other Postretirement Benefit Plans

Under its method of accounting for pension and other postretirement benefit plans, the Company recognizes into income, as a fourth quarter adjustment, any unrecognized actuarial net gains or losses that exceed 10% of the larger of projected benefit obligations or plan assets, defined as the corridor. Amounts inside this 10% corridor are amortized over the average remaining service life of active plan participants. This method results in faster recognition of actuarial net gains and losses than the minimum amortization method permitted by prevailing accounting standards and used by the vast majority of companies in the United States. Faster recognition limits the amounts by which balance sheet assets and liabilities differ from economic net assets or obligations related to the plans. However, faster recognition under this method also results in the potential for highly volatile and difficult to forecast corridor adjustments, similar to those recognized in recent years.

Under the applicable accounting standards, actuarial net gains and losses occur when actual experience differs from any of the many assumptions used to value the benefit plans or when the assumptions change, as they may each year when a valuation is performed. The major factors contributing to actuarial gains and losses for pension plans are the differences between expected and actual returns on plan assets and changes in the discount rate used to value pension liabilities as of the measurement date. For other postretirement benefit plans, differences in estimated versus actual healthcare costs, changes in assumed healthcare cost trend rates or a change in the difference between the discount rate and the healthcare trend rate are major factors contributing to actuarial gains and losses. In addition to the potential for corridor adjustments, these factors affect future net periodic benefit expenses. Changes in key assumptions can have a material effect on the amount of annual expense recognized. For example, a one-percentage-point decrease in the expected rate of return on pension plan assets would increase the projected 2004 pension expense by approximately $24.1 before tax. A one-percentage-point increase in the assumed healthcare trend rate would increase projected 2004 other postretirement benefit expense by approximately $14.0 before tax. The discount rate used to value liabilities and assets affects both pensions and other postretirement benefit calculations. A one-quarter-percentage-point decrease in this rate would increase pension expense by $2.0 and other postretirement expense by $1.0. These estimates exclude any potential fourth quarter corridor adjustments.

Investments

The Company’s financial statements consolidate the operations and accounts of the Company and all subsidiaries in which the Company has a controlling interest. The Company also has investments in associated companies that are accounted for under the equity method and, because the operations of these companies are integrated with the Company’s basic steelmaking operations, its proportionate share of their income (loss) is reflected in the Company’s cost of products sold in the consolidated statements of operations. In addition, the Company holds investments in debt securities and minor holdings in equity securities, which are accounted for as available-for-sale or held-to-maturity cost investments. The Company has no investments that it accounts for as trading securities. Each of the Company’s investments is subject to a review for impairment, if and when, circumstances indicate that a loss in value below its carrying amount is other than temporary. Under these circumstances, the Company would write the investment down to its fair value, which would become its new carrying amount.

The Company’s investment in AFSG Holdings, Inc. represents the carrying value of its discontinued insurance and finance leasing businesses, which have been largely liquidated. The activities of the remaining operating companies are being “runoff” and the companies are accounted for, collectively, as a discontinued operation under the liquidation basis of accounting, whereby future cash inflows and outflows are considered. The Company is under no obligation to support the operations or liabilities of these companies.

Financial Instruments

The Company is a party to derivative instruments that are designated and qualify as hedges under the Financial Accounting Standards Board’s (“FASB’s”) Statement of Financial Accounting Standards (“Statement”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” and related pronouncements. The Company’s objective in using such instruments is to protect its earnings and cash flows from fluctuations in the fair value of selected commodities and currencies. For example, in the ordinary course of business, the Company uses cash settled commodity price swaps, with a duration of up to three years, to hedge the price of a portion of its natural gas, nickel, aluminum and zinc requirements. The Company designates these swaps as cash flow hedges and the resulting changes in their fair value are recorded in other comprehensive income. Subsequent gains and losses are recognized into cost of products sold in the same period as the underlying physical transaction. As of December 31, 2003, currently valued outstanding commodity hedges would result in the reclassification into earnings of $8.1 in net-of-tax gains within the next twelve months. Based on such reviews as it deems reasonable and appropriate, the Company believes that all counterparties to its outstanding derivative instruments are entities with substantial credit worthiness.

Goodwill

At December 31, 2003, the Company’s assets included $37.1 of goodwill. Each year, as required by Statement No. 142, “Goodwill and Other Intangible Assets,” the Company performs an evaluation of goodwill to test this balance for possible impairment. The evaluation requires that the reporting unit underlying the goodwill be measured at fair value and, if this value is less than the carrying value of the unit, a second test must be performed. Under the second test, the current fair value of the reporting unit is allocated to the assets and liabilities of the unit including an amount for “implied” goodwill. If implied goodwill is less than the net carrying amount of goodwill, then the difference becomes the amount of the impairment that must be recorded in that year. During 2003, the Company performed the first test and determined that the fair value of its tubular and equity investment reporting units, which support certain of its goodwill balance, exceeded their carrying value and no further testing was required. However, upon performing the required first test on its flat-rolled steel reporting unit, the Company determined that the fair value did not support the $101.2 of goodwill related to that group. The Company determined that the implied goodwill related to this group was zero and, accordingly, the entire amount of the goodwill balance was impaired requiring a corresponding charge to the Company’s operating results. The Company’s businesses operate in highly cyclical industries and the valuation of these businesses can be expected to fluctuate, which may lead to further impairment charges in future operating costs.

New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board issued a revised FASB Interpretation No. 46, entitled, “Consolidation of Variable Interest Entities.” As revised, the new Interpretation requires that the Company consolidate all variable interest entities in its financial statements under certain circumstances. The Company will adopt the revised Interpretation as of March 31, 2004, as required, but has not yet determined if the Interpretation will have a material effect on its financial statements.

Forward-Looking Statements

Certain statements made or incorporated by reference in this Form 10-K, or made in press releases or in oral presentations made by Company employees, reflect management’s estimates and beliefs and are intended to be, and are hereby identified as “forward-looking statements” for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In particular, these include (but are not limited to) statements in the foregoing paragraphs entitled, Raw Materials, Competition, Environmental, Legal Proceedings, Management’s Discussion and Analysis of Financial Condition and Results of Operations’ Operations Overview, Outlook, Liquidity and Capital Resources, Tabular Disclosure of Contractual Obligations, Critical Accounting Policies and Estimates, and New Accounting Pronouncements. In addition, these include statements in Item 7A, Quantitative and Qualitative Disclosure About Market Risk and in the Notes to Consolidated Financial Statements in the paragraphs entitled, Property Plant and Equipment, Goodwill and Other Intangible Assets,

Pension and Other Postretirement Benefits Accounting, Concentrations of Credit Risk, Financial Instruments, Income Taxes, Commitments, and Environmental and Legal Contingencies.

The Company cautions readers that such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management. In addition to those noted in the statements themselves, these factors include, but are not limited to, the following:

•	risks of recessionary conditions in the general economy and in the cyclical steel industry;

•	reduced domestic automotive production;

•	changes in demand for the Company’s products, including the possible need to shift shipments to the spot market from the contract market;

•	unanticipated plant outages, equipment failures or labor difficulties;

•	actions by the Company’s domestic and foreign competitors, their employees and labor unions;

•	interest rate volatility and declining prices in the securities markets, which affect pension plan assets and the calculation of pension and other postretirement benefit obligations and expenses;

•	continuing escalation in medical cost trend rates that affects active employee and retiree benefit expenses;

•	unanticipated increases in the prices for, or disruptions in the supply of, raw materials and energy, particularly natural gas, scrap, coal and purchased carbon slabs;

•	unexpected outcomes of major litigation, environmental issues and other contingencies;

•	changes in application or scope of environmental regulations applicable to the Company;

•	changes in United States trade policy and governmental actions with respect to imports, particularly the possible impact of restrictions or tariffs on the importation of carbon slabs;

•	timely completion of business or asset purchases and sales, including receipt of regulatory agency approvals; and

•	that future expected cost savings from a business combination or cost reduction initiatives may not be realized.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk.

(Dollars in millions)

In the ordinary course of business, the Company’s market risk includes changes in a) interest rates, b) the prices of raw materials and energy sources, and c) foreign currency exchange rates. The Company manages interest rate risk by issuing substantially all of its debt securities on a fixed rate basis. The fair value of this debt as of December 31, 2003 is $1,101.0, which was determined primarily from valuations provided by financial consultants. A reduction in prevailing interest rates or improvement in the Company’s credit rating could increase the fair value of this debt. A reduction in the rate used to discount total future principal and interest payments of 1% would result in an increase in the total fair value of the Company’s long-term debt of approximately $55.7. An unfavorable effect on the Company’s results and cash flows from exposure to interest rate declines and a corresponding increase in the fair value of its debt would result only if the Company elected to repurchase its outstanding debt securities at prevailing market prices.

In the ordinary course of business, the Company is exposed to fluctuations in the price of certain commodities. Approximately 75% of AK Steel’s sales in 2003 were made under long-term contracts that generally do not permit adjustment of selling prices in response to changes in the costs of raw materials and energy. Therefore, a rise in the price of energy, particularly natural gas, raw materials or other commodities is, for the most part, absorbed by the Company rather than passed on to the customer. In recent years, natural gas prices, in particular, have increased significantly and have been highly volatile. At normal consumption levels, a $1 per million BTU rise in natural gas prices would result in an approximately $40.0 decrease in annual pre-tax operating results, excluding the offsetting effects of any then existing hedging instruments. In addition, due to increased demand from foreign steel producers, the costs of unfinished carbon steel slabs and scrap (both of which are purchased by the Company and are not susceptible to hedging) have risen significantly and those cost increases have adversely affected the Company’s margins. However, in the first quarter of 2004, the Company announced that it would add a surcharge to the price of steel sold to the spot market to offset price increases paid for purchased slabs, scrap and natural gas. In addition, in the case of stainless steel, increased costs for nickel, chrome and molybdenum can usually be recovered through established price surcharges.

The Company uses cash settled commodity price swaps and/or options to hedge the price of a portion of its natural gas, nickel, aluminum and zinc requirements. The Company’s hedging strategy is designed to protect it against normal volatility. However, abnormal price increases in any of these commodity markets could negatively impact operating costs. Gains and losses from the use of these instruments are deferred in accumulated other comprehensive loss on the consolidated balance sheets and recognized into cost of products sold in the same period as the underlying physical transaction. At December 31, 2003, accumulated other comprehensive loss includes $9.1 in unrealized net-of-tax gains for the fair value of these derivative instruments. The following table presents the negative effect on pretax income of a hypothetical change in the fair value of derivative instruments outstanding at December 31, 2003 due to an assumed 10% and 25% decrease in the market price of each of the indicated commodities.

Commodity Derivative	10% Decrease	25% Decrease
Natural Gas	$7.1	$13.4
Nickel	0.3	0.7
Aluminum	0.4	1.0
Zinc	8.1	18.6

Because these instruments are structured and used as hedges, these hypothetical losses would be offset by the benefit of lower prices paid for the physical commodity used in the normal production cycle. The Company currently does not enter into swap or option contracts for trading purposes.

The Company is also subject to risks of exchange rate fluctuations on a small portion of intercompany receivables that are denominated in foreign currencies. Forward currency contracts are used to manage exposures to certain of these currency price fluctuations. At December 31, 2003, the Company had outstanding forward currency contracts with a total notional value of $2.1 for the sale of euros. Based on the contracts outstanding at the end of 2003, a 10% increase in the dollar to euro exchange rate would result in a $0.3 pretax loss in the value of these contracts, which would offset the income benefit of a more favorable exchange rate.

Item 8.    Financial Statements and Supplementary Data.

AK Steel Holding Corporation and Subsidiaries

MANAGEMENT’S RESPONSIBILITY FOR CONSOLIDATED FINANCIAL STATEMENTS

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles permit choices among alternatives and require numerous estimates of financial matters. The Company believes the accounting principles chosen are appropriate under the circumstances, and that the estimates, judgments and assumptions involved in its financial reporting are reasonable.

The Company’s management is responsible for the integrity and objectivity of the financial information presented in its consolidated financial statements. It maintains a system of internal accounting controls designed to provide reasonable assurance that Company employees comply with stated policies and procedures, that the Company’s assets are safeguarded and that its financial reports are fairly presented. On a regular basis, the Company’s financial management discusses internal accounting controls and financial reporting matters with its independent auditors and its Audit Committee, composed solely of independent outside directors. The independent auditors and the Audit Committee also meet privately to discuss and assess the Company’s accounting controls and financial reporting.

JAMES L. WAINSCOTT

President and Chief Executive Officer

ALBERT E. FERRARA, JR.

Vice President, Finance and Chief Financial Officer

(and principal accounting officer)

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of

AK Steel Holding Corporation:

We have audited the accompanying consolidated balance sheets of AK Steel Holding Corporation and Subsidiaries as of December 31, 2002 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficit), cash flows and comprehensive income (loss) for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2002 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Cincinnati, Ohio

March 3, 2004

AK STEEL HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2001, 2002 and 2003

(dollars in millions, except per share data)

	2001	2002	2003
Net sales	$3,681.7	$4,158.8	$4,041.7
Cost of products sold (exclusive of items shown separately below)	3,152.2	3,628.7	3,886.9
Selling and administrative expenses	231.7	242.8	243.6
Depreciation (Note 1)	222.2	221.2	221.7
Other operating items:
Pension and other postretirement benefit corridor charges (Note 1)	192.2	816.8	240.1
Stock received in insurance demutualization (Note 8)	(49.9)	—	—
Asbestos and environmental insurance settlements (Note 8)	—	(23.9)	—
Impairment of equity investment (Note 8)	—	10.9	—
Goodwill impairment (Note 8)	—	—	101.2

Total operating costs	3,748.4	4,896.5	4,693.5

Operating loss	(66.7)	(737.7)	(651.8)
Interest expense	133.1	128.3	117.8
Loss on retirement of long-term debt (Note 5)	—	31.7	—
Gain on sale of Anthem stock (Note 8)	—	24.1	—
Other income (expense)	5.9	—	(3.4)

Loss from continuing operations before income taxes	(193.9)	(873.6)	(773.0)
Deferred tax asset valuation allowance (Note 4)	—	—	87.3
Income tax benefit (Note 4)	(72.8)	(353.2)	(265.9)

Loss from continuing operations	(121.1)	(520.4)	(594.4)
Income (loss) from discontinued operations, net of tax (Note 11):
Income from operations	28.7	24.4	34.0
Loss on sale of Sawhill Tubular	—	(6.4)	—

Net loss	$(92.4)	$(502.4)	$(560.4)

Basic and diluted earnings per share: (Note 1)
Loss from continuing operations	$(1.14)	$(4.84)	$(5.48)
Income (loss) from discontinued operations:
Income from operations	0.27	0.23	0.31
Loss on sale of Sawhill Tubular	—	(0.06)	—

Net loss per share	$(0.87)	$(4.67)	$(5.17)

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2003

(dollars in millions, except per share amounts)

	2002	2003
ASSETS
Current Assets:
Cash and cash equivalents (Note 1)	$282.5	$54.7
Accounts receivable, net (Note 1)	387.2	399.3
Inventories, net (Note 1)	848.5	730.9
Deferred tax asset (Note 4)	123.3	99.0
Current assets held for sale (Note 11)	38.4	46.5
Other current assets	19.8	27.6

Total Current Assets	1,699.7	1,358.0

Property, Plant and Equipment (Note 1)	4,728.0	4,793.9
Less accumulated depreciation	(2,154.3)	(2,360.0)

Property, plant and equipment, net	2,573.7	2,433.9

Other Assets:
Investment in AFSG (Note 1).	55.6	55.6
Other investments (Note 1)	119.6	110.0
Goodwill (Note 1)	107.3	37.1
Other intangible assets (Note 1)	90.7	80.3
Deferred tax asset (Note 4)	633.4	827.5
Non-current assets held for sale (Note 11)	65.6	65.5
Other	54.1	57.7

TOTAL ASSETS	$5,399.7	$5,025.6

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$452.1	$376.3
Accrued liabilities	231.2	181.9
Current liabilities of discontinued operations (Note 11)	12.3	16.8
Current portion of long-term debt (Note 5)	62.5	62.5
Current portion of pension and other postretirement benefit obligations (Note 2)	102.2	141.4

Total Current Liabilities	860.3	778.9

Non-current Liabilities:
Long-term debt (Note 5)	1,259.9	1,197.8
Pension and other postretirement benefit obligations (Note 2)	2,580.5	2,940.6
Non-current liabilities of discontinued operations (Note 11)	8.1	9.1
Other liabilities	161.6	152.0

Total Non-current Liabilities	4,010.1	4,299.5

TOTAL LIABILITIES	4,870.4	5,078.4

Stockholders’ Equity (Deficit) (Note 7):
Common stock, authorized 200,000,000 shares of $.01 par value each; issued 2002, 116,292,876 shares, 2003, 117,082,911 shares; outstanding 2002, 107,895,704 shares; 2003, 108,577,655 shares	1.2	1.2
Additional paid-in capital	1,812.1	1,815.9
Treasury stock, common shares at cost, 2002, 8,397,172; 2003, 8,505,256 shares	(122.0)	(122.7)
Accumulated deficit	(983.8)	(1,544.2)
Accumulated other comprehensive loss (Note 1)	(178.2)	(203.0)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	529.3	(52.8)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$5,399.7	$5,025.6

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2001, 2002 and 2003

(dollars in millions)

	2001	2002	2003
Cash flows from operating activities:
Net loss	$(92.4)	$(502.4)	$(560.4)

Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation	222.2	221.2	221.7
Amortization	13.0	9.2	11.1
Deferred income taxes	(52.8)	(287.8)	(173.8)
Pension and other postretirement benefit corridor charge	192.2	816.8	240.1
Stock received in insurance demutualization/gain on sale of stock	(49.9)	(24.1)	—
Goodwill impairment	—	—	101.2
Equity investment impairment	—	10.9	—
Income from discontinued operations - net	(28.7)	(18.0)	(34.0)
Loss on retirement of long-term debt	—	31.7	—
Other items, net	5.4	13.2	18.4
Changes in assets and liabilities:
Accounts receivable	107.4	(27.6)	(17.1)
Inventories	(101.2)	49.1	117.4
Current liabilities	0.1	(85.8)	(96.0)
Other assets	(0.3)	15.1	(1.0)
Pension asset and obligation	(62.3)	14.2	85.9
Postretirement benefit obligation	19.4	47.5	22.0
Other liabilities	(55.5)	(3.6)	(7.5)

Total adjustments	209.0	782.0	488.4

Net cash flows from operating activities of continuing operations	116.6	279.6	(72.0)

Cash flows from investing activities:
Capital investments	(101.9)	(83.5)	(79.6)
Purchase of long-term investments	(12.0)	(54.4)	(1.1)
Purchase of a business	(29.3)	—	(67.2)
Distribution from investees	30.2	—	—
Proceeds from the sale of Sawhill Tubular	—	67.5	—
Proceeds from the sale of investments and property, plant and equipment	44.2	82.1	11.8
Other items, net.	(0.3)	(0.4)	(0.5)

Net cash flows from investing activities of continuing operations	(69.1)	11.3	(136.6)

Cash flows from financing activities:
Proceeds from issuing long-term debt	—	538.1	—
Redemption of long-term debt	(63.2)	(628.0)	(62.5)
Premium on redemption of long-term debt	—	(25.1)	—
Purchase of treasury stock	(1.0)	(1.6)	(0.7)
Redemption of preferred stock	—	(13.1)	—
Preferred stock dividends paid	(0.7)	(0.9)	—
Common stock dividends paid	(13.5)	—	—
Other items, net	0.4	(2.5)	(7.4)

Net cash flows from financing activities of continuing operations	(78.0)	(133.1)	(70.6)

Cash flows from discontinued operations.	46.0	23.9	51.4

Net increase (decrease) in cash and cash equivalents	15.5	181.7	(227.8)
Cash and cash equivalents, beginning of year	85.3	100.8	282.5

Cash and cash equivalents, end of year	$100.8	$282.5	$54.7

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(dollars in millions)

	Preferred Stock	Common Stock	Additional Paid-In- Capital	Treasury Stock	Accum- ulated Deficit	Other Compre- hensive Income/ (Loss)	Total
Balance, December 31, 2000	$12.5	$1.2	$1,803.2	$(119.4)	$(373.3)	$(4.9)	$1,319.3
Net loss					(92.4)		(92.4)
Unrealized gain on marketable securities						9.3	9.3
Tax benefit from common stock compensation			(0.9)				(0.9)
Purchase of treasury stock				(1.0)			(1.0)
Preferred stock $.90625 cash dividend per quarter (first, second and third quarters only)					(0.7)		(0.7)
Common stock $.0625 cash dividend per quarter (first and second quarters only)					(13.5)		(13.5)
Derivative instrument hedges						(28.9)	(28.9)
Foreign currency translation adjustment						0.6	0.6
Minimum pension liability						(163.4)	(163.4)
Issuance of restricted stock, net			0.1				0.1
Change in unamortized restricted stock			4.8				4.8

Balance, December 31, 2001	12.5	1.2	1,807.2	(120.4)	(479.9)	(187.3)	1,033.3
Net loss					(502.4)		(502.4)
Unrealized loss on marketable securities						(10.2)	(10.2)
Stock options exercised			0.3				0.3
Tax benefit from common stock compensation			(0.6)				(0.6)
Purchase of treasury stock				(1.6)			(1.6)
Preferred stock cash dividend (declared and paid in third quarter)					(0.9)		(0.9)
Redemption of preferred stock	(12.5)				(0.6)		(13.1)
Derivative instrument hedges						28.7	28.7
Foreign currency translation adjustment						1.4	1.4
Minimum pension liability						(10.8)	(10.8)
Issuance of restricted stock, net			3.3				3.3
Change in unamortized restricted stock			1.9				1.9

Balance, December 31, 2002	—	1.2	1,812.1	(122.0)	(983.8)	(178.2)	529.3
Net loss					(560.4)		(560.4)
Unrealized gain on marketable securities						2.3	2.3
Tax benefit from common stock compensation			(1.5)				(1.5)
Purchase of treasury stock				(0.7)			(0.7)
Derivative instrument hedges						8.7	8.7
Foreign currency translation adjustment						2.3	2.3
Minimum pension liability						(38.1)	(38.1)
Issuance of restricted stock, net			5.6				5.6
Change in unamortized restricted stock			(0.3)				(0.3)

Balance, December 31, 2003	$—	$1.2	$1,815.9	$(122.7)	$(1,544.2)	$(203.0)	$(52.8)

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2001, 2002 and 2003

(dollars in millions)

	2001	2002	2003
Net loss	$(92.4)	$(502.4)	$(560.4)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	0.6	1.4	2.3
Derivative instrument hedges, mark to market:
Cumulative effect adjustment	27.5	—	—
Gains (losses) arising in period	(67.6)	9.0	12.2
Less: Reclassification of (gains) losses included in net income	11.2	19.7	(3.5)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	10.2	(1.0)	1.9
Less: Reclassification of (gains) losses included in net income	(0.9)	(9.2)	0.4
Minimum pension liability adjustment	(163.4)	(10.8)	(38.1)

Comprehensive loss	$(274.8)	$(493.3)	$(585.2)

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

On April 19, 2002, the Company completed the sale of Sawhill Tubular Products, a manufacturer of a wide range of steel pipe and tubing products. In the fourth quarter of 2003, the Company announced a plan to sell the assets of Douglas Dynamics, L.L.C., the largest North American manufacturer of snowplows and salt and sand spreaders for four-wheel drive light trucks, and Greens Port Industrial Park on the Houston, Texas ship channel. For all periods presented, the results of Douglas Dynamics, Greens Port Industrial Park and Sawhill Tubular, through the date of its sale, are classified as discontinued operations. Additional information regarding the Company’s discontinued operations is included in Note 11.

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

Supplemental Disclosure of Cash Flow Information:

	2001	2002	2003
Cash paid (received) during the period for:
Interest (net of interest capitalized)	$139.7	$124.6	$112.2
Income taxes	(1.1)	(50.8)	3.0

Supplemental Cash Flow Information Regarding Non-Cash Investing and Financing Activities:    The Company granted to certain employees common stock with values, net of cancellations, of $0.1, $3.3 and $5.6 in 2001, 2002 and 2003, respectively, under its restricted stock award programs (see Note 3).

In the fourth quarter of 2001, the Company received a distribution of shares from Anthem Inc., its primary health insurance provider, upon the demutualization of that company. The shares had a fair value at the date of receipt of $49.9, net of a liability established for the portion of the proceeds deemed to be healthcare assets (see Note 8).

Accounts Receivable:    The allowance for doubtful accounts was $4.3 and $4.1 at December 31, 2002 and 2003.

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

	2002	2003
Inventories on LIFO:
Finished and semifinished	$709.7	$637.9
Raw materials and supplies	152.0	166.6
Adjustment to state inventories at LIFO value	(44.7)	(90.9)

Total	817.0	713.6
Other inventories	31.5	17.3

Total inventories	$848.5	$730.9

During 2001 and 2003, liquidation of LIFO layers generated income of $5.8 and $11.1, respectively. In 2002, liquidation of LIFO layers generated a loss of $28.9.

Property, Plant and Equipment:    Plant and equipment are depreciated under the straight-line method over their estimated lives. Land improvements and leaseholds are depreciated over 20 years, buildings, 40 years and machinery and equipment, 2 to 20 years. The Company’s property, plant and equipment balances as of December 31, 2002 and 2003 are as follows:

	2002	2003
Land, land improvements and leaseholds	$138.6	$133.9
Buildings	315.4	321.8
Machinery and equipment	4,190.1	4,264.5
Construction in progress	83.9	73.7

Total	4,728.0	4,793.9
Less accumulated depreciation	(2,154.3)	(2,360.0)

Property, plant and equipment, net	$2,573.7	$2,433.9

The Company reviews the carrying value of long-lived assets to be held and used and long-lived assets to be disposed of when events and circumstances warrant such a review. If the carrying value of a long-lived asset exceeds its fair value, an impairment has occurred and a loss is recognized based on the amount by which the carrying value exceeds the fair market value less cost to dispose for assets to be sold or abandoned. Fair market value is determined using quoted market prices, estimates based on prices of similar assets or anticipated cash flows discounted at a rate commensurate with risk. In 2003, the Company fully impaired the carrying value of a sinter plant and terne coat line with a total book value of $5.5 after it determined that the assets would no longer be used and that their scrap value less cost to remove approximated zero.

Investments:    The Company has investments in associated companies that are accounted for under the equity method. Because the operations of these companies are integrated with its basic steelmaking operations, the Company includes its proportionate share of the income (loss) of these associated companies in cost of products sold in its consolidated statements of operations. Operating loss includes income from equity companies of $0.8, $1.9 and $0.8 for 2001, 2002 and 2003, respectively.

The Company has a note receivable of $35.0 due from Combined Metals of Chicago L.L.C., an entity in which it holds an equity interest. The note is subordinate to outstanding bank indebtedness of the entity. The

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Company has provided a $4.0 letter of credit to support a portion of the entity’s bank indebtedness proportionate to the Company’s equity investment. The fair value of this guarantee, which is not material, is recorded in accrued liabilities.

The Company holds an equity interest in AK-ISG Steel Coating Company and guarantees its performance under an equipment lease that terminates in 2009. At December 31, 2003, the Company’s maximum liability under this guarantee was approximately $20.2, which was not recorded on its financial statements because it originated before the effective date of FASB Interpretation No. 45. Payment of any amounts under this guarantee, if necessary, would be made in monthly installments through early 2009.

The Company also holds investments in companies that produce products or own processes that could have a synergistic relationship with the Company’s products. Some of these may be start-up businesses that, as yet, are not in production. The Company may hold a minor equity stake and have advanced funds to these businesses, whose securities are not broadly traded, and accounts for them as cost investments. Each of these investments is subject to a review for impairment, if and when, circumstances indicate that a loss in value below its carrying amount is other than temporary. Under these circumstances, the Company would write down the investment to its fair value, which would become its new carrying amount. In the fourth quarter of 2003, the Company performed such a review on two of its investments, one of which is a start-up business. Based on the Company’s review of their business plans and future prospects, it determined that the carrying amount of its investments in the companies were impaired and recognized charges in other income (expense) totaling $7.3.

The Company’s investment in AFSG Holdings, Inc. represents the carrying value of its discontinued insurance and finance leasing businesses, which have been largely liquidated. The activities of the remaining operating companies are being “runoff” and the companies are accounted for as a discontinued operation under the liquidation basis of accounting, whereby future cash inflows and outflows are considered. The Company is under no obligation to support the operations or liabilities of these companies.

Related Party Transactions:    The Company regularly transacts business with its equity investees. The following relates to the AK Steel’s transactions with these unconsolidated subsidiaries for the years indicated:

	2001	2002	2003
Sales to equity investees	$13.5	$30.0	$21.1
Purchases from equity investees	70.9	73.9	57.3

	As of December 31,
	2002	2003
Accounts receivable from equity investees	$5.8	$2.3
Accounts payable to equity investees	8.9	3.3

Purchases from equity investees in 2001, 2002 and 2003 include iron ore purchases of $56.9, $54.2 and $5.0, respectively, from Eveleth Taconite Mines L.L.C. In 2002, the Company impaired its investment in this subsidiary and elected to purchase iron ore from other sources. (see Note 8)

Goodwill and Other Intangible Assets:    The Company adopted Statement No. 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002. Statement No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed annually for possible impairment. As more fully explained in Note 8, the Company determined that the fair value of its flat-rolled steel operations had declined to a level where its goodwill balance could no longer be supported and recognized an impairment charge of $101.2.

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

As of December 31, 2002 and 2003, goodwill on the consolidated balance sheets was $107.3 and $37.1, respectively. In the third quarter of 2003, AK Tube LLC, a consolidated subsidiary of the Company, acquired ArvinMeritor’s Central Tubing Facility for $67.2. The December 31, 2003 goodwill balance primarily relates to the tubular business, including $31.0 of goodwill related to the AK Tube 2003 acquisition. Other intangible assets on the December 31, 2002 and 2003 consolidated balance sheets were as follows.

	2002	2003
Minimum pension liability	$90.7	$78.9
Other	—	1.4

Total intangible assets	$90.7	$80.3

The other intangible assets, related to the AK Tube acquisition, had an original value of $1.6 and are subject to amortization over a period of up to seventeen years. Had the Company adopted Statement No. 142 at the beginning of 2001, its net loss in the indicated years would have been adjusted as follows.

	2001	2002	2003
Reported net loss	$(92.4)	$(502.4)	$(560.4)
Add: goodwill amortization, net of tax	2.5	—	—

Adjusted net loss	$(89.9)	$(502.4)	$(560.4)

Reported net loss per share	$(0.87)	$(4.67)	$(5.17)
Goodwill amortization per share	0.03	—	—

Adjusted net loss per share	$(0.84)	$(4.67)	$(5.17)

Pension and Other Postretirement Benefits Accounting:    Under its method of accounting for pension and other postretirement benefit plans, the Company recognizes into income, as a noncash fourth quarter adjustment, any unrecognized actuarial net gains or losses that exceed 10% of the larger of projected benefit obligations or plan assets, defined as the corridor. Amounts inside this 10% corridor are amortized over the average remaining service life of active plan participants. Actuarial net gains and losses occur when actual experience differs from any of the many assumptions used to value the plans. Differences between the expected and actual returns on plan assets and changes in interest rates, which affect the discount rates used to value projected plan obligations, can have a significant impact on the calculation of pension net gains and losses from year to year. For other postretirement benefit plans, increases in healthcare trend rates that outpace discount rates could cause unrecognized net losses to increase to the point that an outside-the-corridor charge would be necessary. By immediately recognizing net gains and losses outside the corridor, the Company’s accounting method limits the amounts by which balance sheet assets and liabilities differ from economic net assets or obligations related to the plans. In 2003, a one-half percent decline in the discount rate and a change in certain retirement assumptions lead the Company to record fourth quarter corridor charges of $76.7 related to its pension plans and $163.4 related to its other postretirement benefit plans. The Company also recorded a charge against equity of $38.1 to recognize an increase in the minimum pension liability. The pension charges were favorably affected as a result of a 17.44% actual return on plan assets that exceeded the 8.75% assumed return used to calculate the 2003 pension expense. During 2002, the combination of a 4.80% loss on its pension plan assets compared to an assumed 9.25% return, a decrease in the discount rate from 7.25% to 6.75% to reflect declines in prevailing interest rates, and other actuarial losses resulted in a net actuarial loss in excess of the corridor. As a result, the Company recognized, in the fourth quarter of 2002, a pension corridor charge of $572.8. In addition, during 2002, the decrease in the discount rate and rising healthcare costs resulted in the Company recognizing a corridor charge of $244.0 related to its other postretirement benefit plans. During 2001, a 6.30% investment loss on its pension plan

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

assets compared to an assumed 10% return and a 0.75 percentage point decrease in the discount rate caused the Company to recognize a pension corridor charge of $192.2. In addition, because the decline in asset value in 2001 also led to the pension plans becoming underfunded, the Company recorded a reduction in equity of approximately $163.4.

Income Taxes:    As more fully explained in Note 4, the Company records deferred tax assets, primarily related to amounts previously expensed in the consolidated financial statements, which become deductible in the tax return upon payment in the future. These amounts include pension and other postretirement benefit reserves and other reserves, which have been accrued. The Company does not currently pay regular federal and some state income taxes because it has accumulated net operating loss and tax credit carryforwards related to tax losses incurred in prior years. These carryforwards may be used to offset future taxable income and their benefit is reflected in the deferred tax assets. These deferred tax asset components are partially offset by deferred tax liabilities, primarily related to long-term assets, which have been depreciated at a faster rate for tax purposes than for financial reporting purposes. In order to recognize fully the deferred tax asset, the Company must generate sufficient taxable income to utilize its temporary differences and net operating loss carryforwards before they expire. The Company records a valuation allowance to reduce its deferred tax assets to an amount that is more likely than not to be realized. The valuation allowance is regularly reviewed for adequacy.

Earnings Per Share:    Reconciliation of numerators and denominators for basic and diluted EPS computations is as follows:

	2001	2002	2003
Income (loss) for calculation of basic and diluted earnings per share:
Loss from continuing operations	$(121.1)	$(520.4)	$(594.4)
Less: Preferred stock dividends	0.9	1.2	—

Loss from continuing operations related to common stockholders	(122.0)	(521.6)	(594.4)
Income from discontinued operations	28.7	18.0	34.0

Net loss related to common stockholders	$(93.3)	$(503.6)	$(560.4)

Common shares outstanding (weighted average in millions)	107.7	107.9	108.5

Basic and diluted earnings per share:
Loss from continuing operations	$(1.14)	$(4.84)	$(5.48)
Income from discontinued operations	0.27	0.17	0.31

Net loss per share	$(0.87)	$(4.67)	$(5.17)

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

(Common shares in millions)	2001	2002	2003
Stock options	3.3	3.8	4.7
$3.625 convertible preferred stock	0.7	—	—

Common Stock Compensation:    Compensation costs related to restricted stock awards granted under the Company’s Stock Incentive Plan (“SIP”) are charged against income during their vesting period. In 2001, 2002 and 2003, the Company recognized compensation costs of $4.9, $5.2 and $5.3, respectively, related to these awards. The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Employees” and related interpretations in accounting for nonqualified stock options granted under its SIP. The Company adopted the pro forma disclosure requirements of Statement No. 123, “Accounting for Stock-Based Compensation” and related pronouncements. Had compensation cost for the Company’s stock option plans been determined based on fair value consistent with the methodology of Statement No. 123, the Company’s net loss and loss per share for each year would have been adjusted to the pro forma amounts indicated below:

	2001	2002	2003
Net loss as reported	$(92.4)	$(502.4)	$(560.4)
Additional compensation cost based on fair value recognition, net of tax	1.8	1.8	1.4

Pro forma net loss	$(94.2)	$(504.2)	$(561.8)

Basic and diluted loss per share as reported	$(0.87)	$(4.67)	$(5.17)
Additional compensation cost based on fair value recognition, net of tax	0.01	0.01	0.01

Pro forma basic and diluted loss per share	$(0.88)	$(4.68)	$(5.18)

The fair value of options to purchase shares of AK Holding common stock is estimated on the grant date using a Black-Scholes option pricing model considering the appropriate dividend rates along with the following weighted average assumptions:

	2001	2002	2003
Expected volatility	33.9%	35.2%	37.5%
Risk free interest rates	4.87%	5.23%	4.38%
Expected lives	8.25 yrs.	8.50 yrs.	8.50 yrs.

Research and Development Costs:    The Company conducts a broad range of research and development activities aimed at improving existing products and manufacturing processes and developing new products and processes. Research and development costs, which are recorded as expense when incurred, totaled $13.4, $13.6 and $13.8 in 2001, 2002 and 2003, respectively.

Concentrations of Credit Risk:    The Company operates in a single business segment and is primarily a producer of carbon, stainless and electrical steels and steel products, which are sold to a number of markets, including automotive, industrial machinery and equipment, construction, power distribution and appliances. The following presents net sales by product line:

	2001	2002	2003
Stainless and electrical	$1,375.9	$1,444.8	$1,331.1
Carbon	2,280.0	2,635.3	2,571.0
Tubular	24.1	78.7	134.6
Other, primarily conversion services	1.7	—	5.0

Total	$3,681.7	$4,158.8	$4,041.7

The following sets forth the percentage of the Company’s net sales attributable to various markets:

	Years Ended December 31,
	2001	2002	2003
Automotive	57%	59%	58%
Appliance, Industrial Machinery and Equipment, and Construction	25%	22%	18%
Distributors, Service Centers and Converters	18%	19%	24%

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Net sales to General Motors Corporation, the Company’s largest customer, accounted for approximately 18%, 20% and 20% of the total net sales in 2001, 2002 and 2003, respectively. Sales to Ford Motor Company accounted for approximately 8%, 9% and 10% of the Company’s net sales during the same respective three-year periods. No other customer accounted for more than 10% of net sales for any of these years. The Company sells domestically to customers primarily in the Midwestern and Eastern United States and to foreign customers, primarily in Canada, Mexico and Western Europe. Net sales to customers located outside the United States totaled $407.1, $439.4 and $489.4 for 2001, 2002 and 2003, respectively. Approximately 33% of trade receivables outstanding at December 31, 2003 are due from businesses associated with the U.S. automotive industry. Except in a few situations where the risk warrants it, collateral is not required on trade receivables. While the Company believes its recorded trade receivables will be collected, in the event of default the Company would follow normal collection procedures.

Union Contracts:    As of December 31, 2003, the Company’s continuing operations included approximately 9,000 employees. Approximately 7,200 employees are represented by international or independent labor unions, under various contracts that expire in the years 2004 through 2006. In the fourth quarter of 2004, two labor agreements covering approximately 275 employees will expire.

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

Debt and equity securities are subject to a review for impairment, if and when, circumstances indicate that a loss in value is other than temporary. Under these circumstances, the Company would write down a held-to-maturity security to its fair value, which would become its new carrying amount or, in the case of an available-for-sale security, would record a realized loss to reduce the value from which unrealized gains or losses are computed. At December 31, 2003, total unrealized losses on securities in an unrealized loss position were immaterial and the Company does not believe those losses are other than temporary.

The carrying value of the Company’s financial instruments does not differ materially from their estimated fair value at the end of 2002 and 2003 with the exception of the Company’s long-term debt. At December 31, 2003, the fair value of the Company’s long-term debt, including current maturities, was approximately $1,101.0. This amount was determined primarily from valuations provided by financial consultants. The fair value estimate was based on pertinent information available to management as of December 31, 2003. Management is not aware of any significant factors that would materially alter this estimate since that date. The fair value of the Company’s long-term debt, including current maturities, at December 31, 2002 was approximately $1, 342.7.

The Company is a party to derivative instruments that are designated and qualify as hedges under Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” and related pronouncements. In limited circumstances the Company may also enter into derivative instruments that do not qualify for hedge accounting treatment. The Company’s objective in using these instruments is to protect its earnings and cash flows from fluctuations in the fair value of selected commodities and currencies.

In the ordinary course of business, the Company’s income and cash flows may be affected by fluctuations in the price of certain commodities used in its production processes. The Company usually does not recover higher energy and raw material costs in its selling prices. For certain commodities where such exposure exists, the

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Company uses cash settled commodity price swaps, collars and purchased options, with a duration of up to three years, to hedge the price of a portion of its natural gas, nickel, aluminum and zinc requirements. The Company designates these instruments as cash flow hedges and the resulting changes in their fair value are recorded in other comprehensive income. Subsequent gains and losses are recognized into cost of products sold in the same period as the underlying physical transaction. As of December 31, 2003, currently valued outstanding commodity hedges would result in the reclassification into earnings of $8.1 in net-of-tax gains within the next twelve months.

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

Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss:    Comprehensive income (loss) in the Statement of Comprehensive Income (Loss) are presented net of a 40% tax rate. The components of accumulated other comprehensive loss at December 31 are as follows:

	2001	2002	2003
Foreign currency translation	$(2.1)	$(0.7)	$1.6
Derivative instrument hedges	(28.9)	(0.2)	8.5
Unrealized gain/(loss) on investments	8.3	(1.9)	0.4
Minimum pension liability	(164.6)	(175.4)	(213.5)

Total	$(187.3)	$(178.2)	$(203.0)

New Accounting Pronouncements:    In December 2003, the Financial Accounting Standards Board issued a revised FASB Interpretation No. 46, entitled, “Consolidation of Variable Interest Entities.” As revised, the new Interpretation requires that the Company consolidate all variable interest entities in its financial statements under certain circumstances. The Company will adopt the revised Interpretation as of March 31, 2004, as required, but has not yet determined if the Interpretation will have a material effect on its financial statements.

Reclassifications:    Certain amounts in the prior year financial statements have been reclassified to conform to the 2003 presentation.

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

2.    Pension and Other Postretirement Benefit Plans

The Company provides a noncontributory pension and various healthcare and life insurance benefits to most employees and retirees. While the major pension plans are not fully funded, based on current assumptions, no payments to the qualified pension plan trusts are required in 2004. In 2004, the Company expects to contribute $14.3 to its non-qualified pension plans and make approximately $140.0 in other postretirement benefit payments. The schedules below include amounts for the Company’s continuing operations as well as its discontinued operations, based on a benefit obligation and asset valuation measurement date of October 31st.

	Pension Benefits		Other Benefits
	2002	2003	2002	2003
Change in benefit obligations:
Benefit obligations at beginning of year	$3,341.4	$3,494.9	$1,672.4	$1,945.2
Service cost	35.6	33.1	10.5	14.4
Interest cost	231.0	225.3	116.1	127.0
Plan participants’ contributions	—	—	20.4	26.9
Actuarial loss	219.8	353.5	282.8	197.3
Amendments	—	(1.2)	(1.0)	3.9
Business combination	—	—	—	0.6
Curtailments	—	1.1	(6.4)	—
Settlements	—	1.2	—	—
Special termination benefits	—	—	—	0.5
Benefits paid	(332.9)	(338.2)	(149.6)	(167.1)

Benefit obligations at end of year	$3,494.9	$3,769.7	$1,945.2	$2,148.7

Change in plan assets:
Fair value of plan assets at beginning of year	$2,941.7	$2,514.2	$104.6	$44.5
Actual gain (loss) on plan assets	(133.2)	396.4	(1.0)	0.2
Employer contributions	38.6	11.3	70.1	117.4
Plan participants’ contributions	—	—	20.4	26.9
Benefits paid	(332.9)	(338.2)	(149.6)	(167.1)

Fair value of plan assets at end of year	$2,514.2	$2,583.7	$44.5	$21.9

Funded status	$(980.7)	$(1,186.0)	$(1,900.7)	$(2,126.8)
Unrecognized net actuarial loss	343.8	405.2	194.5	214.9
Unrecognized prior service cost (benefit)	97.6	79.4	(59.1)	(39.9)

Net amount recognized	$(539.3)	$(701.4)	$(1,765.3)	$(1,951.8)

Amounts recognized in the consolidated balance sheets consist of:
Non-current assets held for sale	$1.7	$2.2	$—	$—
Non-current liabilities of discontinued operations	—	—	(4.3)	(4.7)
Accrued benefit liability	(921.7)	(1,134.9)	(1,761.0)	(1,947.1)
Intangible asset	90.7	78.9	—	—
Accumulated other comprehensive income	290.0	352.4	—	—

Net amount recognized	$(539.3)	$(701.4)	$(1,765.3)	$(1,951.8)

Curtailments and Settlements in 2003 relate to payments made to retiring executive officers under the Company’s Executive Minimum and Supplemental Retirement Plan.

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Year-end assumptions used to value current year assets and liabilities and determine subsequent year expenses are as follows:

	Pension Benefits			Other Benefits
	2001	2002	2003	2001	2002	2003
Discount rate	7.25%	6.75%	6.25%	7.25%	6.75%	6.25%
Expected return on plan assets	9.25%	8.75%	8.50%	9.25%	8.75%	6.75%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Subsequent year healthcare cost trend rate	—	—	—	8.00%	10.00%	9.00%
Ultimate healthcare cost trend rate	—	—	—	4.25%	4.50%	4.50%
Year ultimate healthcare cost trend rate begins	—	—	—	2006	2009	2009

For measurement purposes, healthcare costs are assumed to increase 9% during 2004, after which this rate decreases 1% per year until reaching the ultimate trend rate of 4.5% in 2009.

Pension plan accumulated benefit obligations as of December 31, 2002 and 2003 totaled $3,428.4 and $3,715.7, respectively. The following relates to pension plans with an accumulated benefit obligation in excess of plan assets.

	2002	2003
Projected benefit obligation	$3,483.2	$3,755.6
Accumulated benefit obligation	3,418.8	3,704.1
Fair value of plan assets	2,502.2	2,570.4

Pension and other postretirement benefit plan assets are invested in master trusts comprised primarily of investments in indexed and enhanced index funds. A fiduciary committee establishes the target asset mix and monitors asset performance. The expected rate of return on assets includes the determination of a real rate of return for equity and fixed income investments applied to the portfolio based on their relative weighting, increased by an underlying inflation rate.

The current target and actual allocation of pension plan assets by major investment category as of the end of 2002 and 2003 were as follows:

	Target	Actual at October 31,
		2002	2003
Domestic equities	42%	38%	41%
International equities	13%	11%	14%
Fixed income securities	44%	48%	42%
Other	1%	3%	3%

Total	100%	100%	100%

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

The actual allocation of other postretirement benefit plan assets by major investment category as of the end of 2002 and 2003 were as follows:

	Actual at October 31,
	2002	2003
Domestic equities	46%	19%
International equities	10%	4%
Fixed income securities	44%	77%

Total	100%	100%

The components of net periodic benefit costs for the years 2001, 2002 and 2003 are as follows:

	Pension Benefits			Other Benefits
	2001	2002	2003	2001	2002	2003
Components of net periodic benefit cost:
Service cost	$33.3	$34.9	$33.1	$8.7	$10.5	$14.4
Interest cost	239.2	230.9	225.3	113.6	116.1	127.0
Expected return on plan assets	(332.8)	(258.2)	(206.3)	(12.7)	(5.9)	(0.6)
Amortization of prior service cost	14.3	15.9	15.6	(14.4)	(14.2)	(15.4)
Recognized net actuarial loss/(gain)
Annual amortization	(18.3)	27.0	23.9	(3.7)	11.5	13.9
Fourth quarter corridor charge	194.0	572.8	76.7	—	244.0	163.4
Settlement curtailment loss/(gain)	—	0.1	5.2	—	(0.4)	—
Purchase accounting charge	—	—	—	—	—	1.2
Amortization of unrecognized initial net obligation	6.3	1.9	—	—	—	—

Net periodic benefit cost	$136.0	$625.3	$173.5	$91.5	$361.6	$303.9

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

Assumed healthcare cost trend rates have a significant effect on the amounts reported for healthcare plans. A one-percentage-point change in the assumed healthcare cost trend rates would have the following effects:

	One-Percentage-Point
	Increase	Decrease
Effect on total service cost and interest cost components	$14.0	$(12.5)
Effect on postretirement benefit obligation	186.9	(168.6)

In addition to defined benefit pension plans, most employees are eligible to participate in various defined contribution plans. Total expense related to these plans was $2.2 in 2001, $2.5 in 2002 and $2.7 in 2003.

On December 8, 2003, the United States government enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Among other provisions, the Act provides a federal subsidy to sponsors of retiree healthcare benefit plans that include a qualified prescription drug benefit. The Company sponsors such a

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

plan and can, therefore, expect to benefit in the future from this subsidy. However, because certain accounting issues are raised by the Act, including how to account for the federal subsidy, and sponsors may not have sufficiently reliable information available on which to measure the effects of the Act, among other reasons, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 106-1, which allows plan sponsors to defer recognition of the effects of the Act on its financial statements. As required by the FASB Staff Position, because the Company’s October 31, 2003 measurement date preceded the effective date of the Act, the Company is not permitted to recognize the effects of the Act until the first quarter of 2004. As a result, any measures of accumulated postretirement benefit obligations and net periodic postretirement benefit costs included in the 2003 financial statements do not include the anticipated effects of the Act. The Company estimates that in 2004, recognition of the federal subsidy will reduce accumulated postretirement benefit obligations by approximately $125.0 to $150.0 and reduce the annual net periodic postretirement benefit expense by approximately $16.0. Specific authoritative guidance on accounting for the federal subsidy, when issued, could affect these estimates and require the Company to change previously reported information.

3.    Common Stock Compensation

AK Steel Holding Corporation’s Stock Incentive Plan (the “SIP”) permits the granting of nonqualified stock options and restricted stock awards to directors, officers and key management employees of the Company. These nonqualified option and restricted stock awards may be granted with respect to an aggregate maximum of 16 million shares through the period ending December 31, 2011. The exercise price of each option may not be less than the market price of the Company’s common stock on the date of the grant. Stock options have a maximum term of 10 years and may not be exercised earlier than six months following the date of grant (or such other term as may be specified in the award agreement). The nonqualified stock options vest at the rate of 33% per year over three years. Generally, 25% of the shares covered by a restricted stock award vest two years after the date of the award and an additional 25% vest on the third, fourth and fifth anniversaries of the date of the award.

A summary of the status of stock options under the SIP as of December 31, 2001, 2002 and 2003 and changes during each of those years is presented below:

	2001		2002		2003
Stock Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,405,519	$17.88	3,428,019	$16.50	3,805,503	$16.03
Granted	580,500	9.37	482,000	12.00	905,000	5.15
Exercised	—	—	25,136	9.98	—	—
Forfeited	558,000	17.51	79,380	14.09	47,679	16.06

Outstanding at end of year	3,428,019	16.50	3,805,503	16.03	4,662,824	13.91

Options exercisable at year end	2,215,881	18.01	2,706,530	17.68	3,262,017	16.77

The weighted average fair value per share of options granted during 2001, 2002 and 2003 were $3.27, $6.34 and $3.35, respectively.

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$ 2.74 to $ 5.49	490,000	9.9 yrs.	$2.82	—	$—
$ 5.50 to $ 8.23	416,000	9.0 yrs.	7.88	1,667	6.69
$ 8.24 to $ 10.98	740,149	6.9 yrs.	9.48	554,827	9.96
$ 10.99 to $ 13.72	787,389	5.1 yrs.	12.05	476,237	12.00
$ 13.73 to $ 16.46	167,332	1.4 yrs.	13.84	167,332	13.84
$ 16.47 to $ 19.21	1,123,298	4.9 yrs.	18.53	1,123,298	18.53
$ 19.22 to $ 21.95	500,656	2.8 yrs.	20.39	500,656	20.39
$ 21.96 to $ 24.69	413,000	5.3 yrs.	23.50	413,000	23.50
$ 24.70 to $ 27.44	25,000	5.3 yrs.	26.64	25,000	26.64

During 2001, 2002 and 2003, the Company issued to certain employees 285,994, 279,963 and 802,226 shares of common stock, subject to restrictions, with weighted average grant-date fair values of $9.26, $12.06 and $7.12 per share, respectively.

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

The United States and foreign components of loss from continuing operations before income taxes consist of the following:

	2001	2002	2003
United States	$(197.6)	$(876.3)	$(775.9)
Foreign	3.7	2.7	2.9

Total	$(193.9)	$(873.6)	$(773.0)

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2002 and 2003 are as follows:

	2002	2003
Deferred tax assets:
Net operating loss and tax credit carryforwards	$434.8	$493.5
Postretirement benefit reserves	700.7	773.1
Pension reserves	314.2	390.5
Other reserves	108.9	110.2
Inventories	—	20.1
Valuation allowance	(159.4)	(251.8)

Total deferred assets	1,399.2	1,535.6

Deferred tax liabilities:
Depreciable assets	(623.6)	(609.1)
Inventories	(18.9)	—

Total deferred liabilities	(642.5)	(609.1)

Net asset	$756.7	$926.5

Temporary differences represent the cumulative taxable or deductible amounts recorded in the consolidated financial statements in different years than recognized in the tax returns. The postretirement benefit difference includes amounts expensed in the consolidated financial statements for healthcare, life insurance and other postretirement benefits, which become deductible in the tax return upon payment or funding in qualified trusts. Other temporary differences represent principally various expenses accrued for financial reporting purposes which are not deductible for tax reporting purposes until paid. The inventory difference relates primarily to differences in the LIFO reserve and tax overhead capitalized in excess of book amounts. The depreciable assets temporary difference represents generally tax depreciation in excess of financial statement depreciation.

At December 31, 2003, the Company had regular tax net operating loss carryforwards for federal tax purposes expiring as follows:

Year Expiring	Net Operating Loss Carryforward
2004	$8.4
2005	205.2
2006	199.2
2007	139.8
2008	33.3
2009	44.4
2010	35.1
2019	49.8
2020	36.8
2021	266.4
2022	178.6

Total	$1,197.0

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

At December 31, 2003 the Company had Alternative Minimum Tax (“AMT”) net operating loss carryforwards of $622.4 which, unless utilized, will expire in the years 2004 through 2023. In addition, at December 31, 2003, the Company had unused AMT credit carryforwards of $19.5, which may be used to offset future regular income tax liabilities. These credits can be carried forward indefinitely.

In order to fully recognize the deferred tax asset recorded as of December 31, 2003, the Company will need to generate taxable income of approximately $2.3 billion, primarily during the next 20 years, to utilize its temporary differences and net operating loss carryforwards before they expire. The Company records a valuation allowance to reduce its deferred tax assets to an amount that is more likely than not to be realized. In estimating levels of future taxable income, the Company has considered historical results of operations and the cyclicality of the steel business and would, if necessary, consider the implementation of prudent and feasible tax planning strategies to generate future taxable income. If future taxable income is less than the amount that has been assumed in determining the deferred tax asset, an increase in the valuation reserve will be required with a corresponding charge against income. On the other hand, if future taxable income exceeds the level that has been assumed in calculating the deferred tax asset, the valuation reserve could be reduced with a corresponding credit to income.

Armco Inc. merged with and into AK Steel in September 1999. The Company’s ability to utilize Armco’s net operating loss and tax credit carryforwards as of the date of the merger is limited by Section 382 of the Internal Revenue Code. At the time of the merger, the Company recorded a valuation reserve for those carryforward amounts that are expected to expire prior to being used as a result of the limits imposed by Section 382. In addition, in 2003, an analysis of the assumptions underlying the calculation of the net deferred tax asset indicated that projected taxable income was not expected to be sufficient to utilize all of the then remaining net operating loss carryforwards. As a result, the Company recorded an $87.3 non-cash charge to increase the deferred tax asset valuation allowance.

Significant components of the provision (benefit) for income taxes are as follows:

	2001	2002	2003
Continuing operations:
Current:
Federal	$(2.7)	$(52.3)	$(5.0)
State	(1.4)	—	(1.4)
Foreign	1.5	1.2	1.5
Deferred:
Federal	(68.9)	(257.4)	(149.5)
State	(1.1)	(44.6)	(24.0)
Foreign	(0.2)	(0.1)	(0.2)

Total tax benefit on continuing operations	(72.8)	(353.2)	(178.6)
Discontinued operations	18.5	9.6	19.9

Total tax benefit	$(54.3)	$(343.6)	$(158.7)

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

The reconciliation of income tax on continuing operations computed at the U.S. federal statutory tax rates to actual income tax benefit is as follows:

	2001	2002	2003
Loss at statutory rate	$(69.1)	$(306.7)	$(271.6)
State and foreign tax benefits	(1.2)	(43.5)	(24.1)
Increase in federal deferred tax asset valuation allowance	2.2	—	83.8
Expired net operating loss carryovers	—	—	3.2
Goodwill impairment charge	—	—	35.4
Other permanent differences	(4.7)	(3.0)	(5.3)

Total tax benefit on continuing operations	$(72.8)	$(353.2)	$(178.6)

The Internal Revenue Service has concluded its examination of federal income tax returns filed for the years 1994 through 2001. The Company has appealed certain findings in the examination reports for the years 1999 through 2001. In addition, in the normal course of business, the state and local tax returns of the Company and its subsidiaries are routinely subjected to examination by various taxing jurisdictions. However, the Company believes that the outcomes of the federal as well as state and local examinations will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

The statute of limitations has lapsed with respect to Armco’s federal income tax returns for 1999 and prior years, and as a result these returns are closed to assessments of additional tax. However, the net operating loss carryforwards from these years remain open to adjustment. Armco was in a cumulative net operating loss carryforward position from 1983 through the date of the merger. In addition, at the time of the merger, Armco had loss carryforwards that were substantially in excess of the amounts that are expected to be used each year after the merger, because of the limits on the loss utilization imposed by Section 382. Consequently, the Company believes that any IRS audit adjustments to the loss carryforwards would not be sufficient to reduce the carryovers below the amounts for which a deferred tax benefit has been provided.

5.     Long-Term Debt and Other Financing

At December 31, 2002 and 2003, the Company’s long-term debt balances were as follows:

	2002	2003
Senior Secured Notes Due 2004 (interest rates of 8.48% to 9.05%)	$125.0	$62.5
9% Senior Notes Due 2007	117.4	117.4
8 7/8% Senior Notes Due 2008	33.5	33.5
7 7/8% Senior Notes Due 2009	450.0	450.0
7 3/4% Senior Notes Due 2012	550.0	550.0
Tax Exempt Financing Due 2008 through 2029 (variable rates of 0.8% to 1.5% in 2003)	49.4	49.4
Other, including unamortized discount	(2.9)	(2.5)

Total debt	1,322.4	1,260.3
Less: current maturities	62.5	62.5

Total long-term debt	$1,259.9	$1,197.8

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

At December 31, 2003, the maturities of long-term debt (excluding unamortized discount) are as follows:

2004	$62.5
2005	—
2006	—
2007	117.4
2008	45.6
2009 and thereafter	1,037.3

Total Maturities	$1,262.8

The proceeds of the Senior Secured Notes Due 2004 were used for the construction of the Rockport Works and the notes are collateralized by Rockport’s hot-dip galvanizing and galvannealing line and its continuous cold mill.

In conjunction with construction of the Rockport Works, in 1997 the Spencer County (Indiana) Redevelopment District issued $23.0 in Taxable Tax Increment Revenue Bonds. Proceeds from the bond issue were used by the Company for the acquisition of land and site improvements at the facility. The source of the District’s scheduled principal and interest payments through maturity in 2017 is a designated portion of AK Steel’s real and personal property tax payments. The Company is obligated to pay any deficiency in the event its annual tax payments are insufficient to enable the District to make principal and interest payments when due. In 2003, the Company made deficiency payments totaling $2.3. At December 31, 2003, the remaining semiannual payments of principal and interest due through the year 2017 total $69.5. The Company includes potential payments due in the coming year under this agreement in its annual property tax accrual.

On June 11, 2002, the Company issued and sold $550.0 of 7 3/4% Senior Notes Due 2012. Net of a discount to the initial purchasers and fees, the sale generated cash proceeds of $538.1. On July 11, 2002, these proceeds, along with cash on hand, were used to retire all $550.0 of the Company’s 9 1/8% Senior Notes Due 2006 at a total cost of $575.1, which included a redemption premium of $25.1. In the twelve months ended December 31, 2002, the Company recognized a pre-tax loss of $31.7 for the redemption of the 9 1/8% Senior Notes.

At December 31, 2003, the Company had $166.0 of availability under a $300.0 accounts receivable purchase credit facility and $289.0 of availability under a new $400.0, five-year senior revolving credit facility that is secured by certain of the Company’s inventories. At December 31, 2003, there were no outstanding borrowings under either credit facility; however, availability under the facilities was reduced by $90.8 of outstanding letters of credit and a reduced pool of eligible accounts receivable and inventories. Availability under both facilities fluctuates monthly with the varying levels of eligible collateral. The accounts receivable purchase credit facility expires on September 30, 2004. The Company has commenced discussions with several banks and financial institutions and expects to have a replacement facility finalized before the expiration date.

The indentures and other instruments governing the Company’s senior indebtedness as well as its two revolving credit facilities contain restrictions and covenants that may limit the Company’s operating flexibility or ability to incur additional debt. The senior note indentures impose restrictions regarding the amount of sale/leaseback transactions, transactions by subsidiaries and with affiliates, use of proceeds from asset sales and some investments, and maintenance of a minimum interest coverage ratio. The Company’s inventory-based revolving credit facility contains restrictions regarding the payment of dividends and repurchase of capital stock, the incurrence of debt, the amount of sale/leaseback transactions, the acquisition and sale of assets, and the amount of annual capital expenditures. Also, the facility requires maintenance of a minimum fixed charge coverage ratio and maximum leverage ratio if average availability falls below $100.0.

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

The instruments governing the Senior Secured Notes Due 2004 contain the same restrictions as the senior note indentures regarding restricted payments and also require the maintenance of a maximum leverage ratio (total debt to total capitalization) of not more than 60%. At December 31, 2003, the leverage ratio was 57.4%. Failure to comply with this covenant could require prepayment of the outstanding $62.5 of senior secured notes prior to the December 16, 2004 maturity date.

6.    Operating Leases

Rental expense in loss from continuing operations was $19.1, $20.6 and $19.0 for 2001, 2002 and 2003, respectively.

At December 31, 2003, obligations to make future minimum lease payments were as follows:

2004	$2.3
2005	2.1
2006	1.7
2007	1.4
2008	1.0
2009 and thereafter	1.8

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

Dividends:    No common stock dividends were paid in 2002 or 2003. The declaration and payment of cash dividends is subject to restrictions imposed by a covenant contained in the instruments governing its outstanding senior debt. Common and preferred dividends were reduced and ultimately suspended in 2001 because of the restrictions imposed by this covenant. However, effective August 8, 2002, the Company received consents from the holders of its other outstanding senior notes to amend the covenant applicable to each of those notes to conform to the covenant applicable to its new 7 3/4% Senior Notes Due 2012. The amended covenant allowed the Company to resume payment of dividends, if declared by the Board of Directors, and to redeem or purchase shares of its outstanding capital stock, subject to a formula that reflects cumulative net earnings. On September 30, 2002, the Company paid preferred stock dividends in an aggregate amount of $0.9, or $3.625 per share, representing current quarter dividends and the accumulated arrearage of the three previous quarters and redeemed the preferred stock. While as a result of losses recorded in the last two years, the Company, under the formula, cannot pay a dividend or purchase shares of its outstanding capital stock, the amended covenant permits the payment of up to $50.0 of dividends through June 30, 2004, without regard to cumulative earnings.

Stockholder Rights Plan:    On January 23, 1996, the Board of Directors adopted a Stockholder Rights Plan pursuant to which it has issued one Preferred Share Purchase Right (collectively, the “Rights”) for each share of common stock outstanding. The Rights are generally not exercisable unless, and no sooner than 10 business days after, any person or group acquires beneficial ownership of 15% or more of the Company’s voting stock or announces a tender offer that could result in the acquisition of 30% or more of such voting stock. In addition,

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

each Right entitles the holder, upon occurrence of certain specified events, to purchase 1/200th of a share of Series A Junior Preferred Stock (“Junior Preferred Stock”) at an exercise price of $65 per share. Each share of Junior Preferred Stock, if and when issued, will entitle the holder to 200 votes in respect of all matters submitted to a vote of the holders of common stock. Upon the occurrence of certain events, holders of the Rights would be entitled to purchase either shares of the Company or an acquiring entity at half of market value. The Rights are redeemable, under certain circumstances, at any time prior to their expiration on January 23, 2006.

8.    Other Operating Items

Pension and Other Postretirement Benefit Corridor Charges:    As more fully explained in Note 1 in the paragraph entitled Pension and Other Postretirement Benefits Accounting, under its method of accounting for pension and other postretirement benefit plans, the Company recognized fourth quarter non-cash corridor charges of $192.2, $816.8 and $240.1 in 2001, 2002 and 2003, respectively. An additional $1.8 corridor charge in 2001 related to Sawhill Tubular, a discontinued operation, was recognized.

Stock Received in Insurance Demutualization:    In the fourth quarter of 2001, the Company’s primary health insurance provider converted from a mutual insurance company to a corporation, issuing shares of its common stock to certain of its long-time policyholders. As a major policyholder, AK Steel received shares of common stock, recording a benefit of $49.9. This benefit is net of a liability established for the portion of the proceeds deemed to be healthcare plan assets, the value of which were determined by multiplying the fair value of the shares times the ratio of employee-paid premiums to total premiums paid to the provider. The stock was subsequently sold in 2002 and the Company recorded a $24.1 pre-tax gain in non-operating income.

Asbestos and Environmental Insurance Settlements:     The Company is, and has been for a number of years, in the process of remediating sites where hazardous material may have been released, including sites no longer owned by AK Steel. In addition, a number of lawsuits alleging asbestos exposure have been filed and continue to be filed against AK Steel. The Company has established reserves for estimated probable costs related to asbestos claim settlements and environmental investigation, monitoring and remediation. The reserves do not consider the potential for insurance recoveries and if these reserves are not adequate to meet future claims then operating results and cash flows may be negatively impacted. During 2002, the Company recorded a pretax benefit of $23.9 arising from insurance settlements entered into by the Company with certain of its insurance carriers, partially offset by an increase in environmental reserves. The settlement benefit is net of legal fees and expenses. The settlement amount represented a negotiated dollar value the Company accepted for reimbursement of past environmental and asbestos expenditures and, to a lesser extent, to release the insurance companies from a responsibility to reimburse the Company for future covered expenditures under the policies. The total amount was not expressly allocated between past and future costs nor was it expressly allocated between environmental and asbestos coverage, where the carriers covered both types of claims. As a result of these settlements, several insurance policies have been commuted. However, other existing insurance policies covering asbestos and environmental contingencies may serve to mitigate future covered expenditures.

Impairment of Equity Investment:    In the fourth quarter of 2002, the Company recorded a $10.9 impairment against its investment in Eveleth Taconite Mines L.L.C. (EVTAC), a business the Company accounted for using the equity method. EVTAC, a company that produced iron ore pellets used in the production of steel, was a joint venture of AK Steel, Rouge Steel and Stelco. The impairment, which reduced the carrying value of EVTAC to zero, resulted from the joint venture’s loss of several major customers, including the Company, which elected to purchase its iron ore requirements from other sources. EVTAC subsequently filed for bankruptcy protection and sold all of its assets. However, after settling its liabilities, no assets were available for distribution to the equity holders.

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Goodwill Impairment:    Current accounting standards require that goodwill be reviewed annually for possible impairment. Recognizing continued softness in the carbon, stainless and electrical steel markets affecting both pricing and volumes and high raw material and energy costs, in addition to other factors, the Company’s management determined that the fair value of its flat-rolled steel reporting unit was more likely than not reduced. In the third quarter of 2003, management engaged an outside consultant to determine the fair value of its flat-rolled steel reporting unit using a present value model. Based on this analysis, the Company concluded that a decline in the business of its flat-rolled steel reporting unit led to an impairment of the value of the related goodwill below the amount at which it is carried on the balance sheet. As a result, the Company recognized an impairment charge of $101.2, reducing the flat-rolled steel goodwill balance to zero.

9.    Commitments

The principal raw materials required for AK Steel’s steel manufacturing operations are iron ore, coal, coke, electricity, natural gas, oxygen, chrome, nickel, silicon, molybdenum, zinc, limestone, carbon and stainless steel scrap and other commodity materials. In addition, AK Steel purchases carbon steel slabs from other steel producers to supplement the production from its own steelmaking facilities. Purchases of coal, iron ore and limestone, as well as transportation services, are made at negotiated prices under annual and multi-year agreements. Most purchases of carbon steel slabs, carbon and stainless steel scrap, natural gas and other raw materials are made at prevailing market prices, which are subject to fluctuation in accordance with supply and demand. AK Steel believes that it currently has adequate sources of supply for all of its raw material and energy requirements. There currently are, however, shortages in the industry of certain key raw materials such as scrap, ferro-nickel, ferro-chrome, ferro-silicon, ferro-manganese, coal and coke, which are impacting the price paid for these raw materials and which could affect their availability to AK Steel in the future.

The Company has entered into derivative transactions to hedge the price of natural gas and certain raw materials. As of December 31, 2003, the consolidated balance sheets included current and non-current assets of $12.8 and $2.7, respectively, for the fair value of these derivatives. The effect on cash of settling these amounts is expected to be offset by differences in the prices paid for the commodities being hedged.

At December 31, 2003, commitments for future capital investments totaled approximately $18.1, all of which will be funded in 2004.

10.    Environmental and Legal Contingencies

Environmental Contingencies:    Domestic steel producers, including the Company, are subject to stringent federal, state and local laws and regulations relating to the protection of human health and the environment. The Company has expended the following for environmental-related capital investments and environmental compliance:

	2001	2002	2003
Environmental related capital investments	$18.8	$6.0	$1.6
Environmental compliance costs	99.5	100.4	99.9

AK Steel and its predecessors have been conducting steel manufacturing and related operations for more than 100 years. Although their operating practices are believed to have been consistent with prevailing industry standards during this time, hazardous materials may have been released in the past at one or more operating sites, including sites that are no longer owned by AK Steel. Potential remediation expenditures have been estimated for those sites where future remediation efforts are probable based on identified conditions, regulatory requirements

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

or contractual obligations arising from the sale of a business or facility. At December 31, 2003, the Company had recorded $7.6 in current accrued liabilities and $41.7 in non-current other liabilities on its consolidated balance sheets for estimated probable costs relating to environmental matters. Amounts recognized in the financial statements in accordance with accounting principles generally accepted in the United States exclude costs that are not probable or that may not be currently estimable. The ultimate costs of these environmental proceedings may, therefore, be higher than those currently recorded on the Company’s financial statements. Except to the limited extent noted below with respect to the claims in the Federal Action, management believes that the ultimate disposition of the following proceedings will not have, individually or in the aggregate, a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

Pursuant to the Resource Conservation and Recovery Act (“RCRA”), which governs the treatment, handling and disposal of hazardous waste, the EPA and authorized state environmental agencies may conduct inspections of RCRA regulated facilities to identify areas where there have been releases of hazardous waste or hazardous constituents into the environment and may order the facilities to take corrective action to remediate such releases. AK Steel’s major steelmaking facilities are subject to RCRA inspections by environmental regulators. While AK Steel cannot predict the future actions of these regulators, the potential exists for required corrective action at these facilities.

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

On July 27, 2001, AK Steel received a Special Notice Letter from the United State Environmental Protection Agency (“EPA”) requesting that AK Steel agree to conduct a Remedial Investigation/Feasibility Study (“RI/FS”) and enter into an administrative order on consent pursuant to Section 122 of CERCLA regarding the former Hamilton Plant located in New Miami, Ohio. The Hamilton Plant is no longer an operating steel mill, having ceased operations in 1990, and all of its former structures have been demolished and removed. While AK Steel does not believe that a site-wide RI/FS is necessary or appropriate at this time, in April 2002, AK Steel entered into a mutually agreed-upon administrative order on consent to perform such an investigation and study of the Hamilton Plant site. The Company has accrued the projected cost of the study at the Hamilton Plant of $1.4 and the study is projected to take approximately five years to complete.

Federal regulations promulgated pursuant to the Clean Water Act impose categorical pretreatment limits on the concentrations of various constituents in coke plant wastewater prior to discharge into publicly owned treatment works (“POTW”). Due to concentrations of ammonia and phenol in excess of these limits in wastewater from the Middletown Works, AK Steel, through the Middletown POTW, petitioned the EPA for “removal credits,” a type of compliance exemption, based on the Middletown POTW’s satisfactory treatment of the wastewater for ammonia and phenol. The EPA declined to review the petition on the grounds that it had not yet promulgated new sludge management rules. AK Steel thereupon sought and obtained from the United States District Court for the Southern District of Ohio an injunction prohibiting the EPA from instituting enforcement action against AK Steel for noncompliance with the pretreatment limitations, pending the EPA’s promulgation of the applicable sludge management regulations. Although the EPA has not yet promulgated the new sludge management rules, it has promulgated new pretreatment and effluent guidelines for the Iron & Steel industry with an effective date of October 17, 2005. These new rules will no longer require pretreatment limitations for ammonia and phenol. The Company believes that these new rules effectively preclude an enforcement action by

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

the EPA against the Company for noncompliance with the pretreatment limitations. The Company and the EPA presently are negotiating to reach agreement on appropriate language for dismissal of this action.

On February 27, 1995, the Ohio Environmental Protection Agency (“OEPA”) issued a Notice of Violation with respect to the Zanesville Works alleging noncompliance with both a 1993 order and various state regulations regarding hazardous waste management. AK Steel is continuing to work with the OEPA and the Ohio Attorney General’s Office to achieve final resolution of this matter. In addition, on October 9, 2002, AK Steel entered into an administrative consent order with the EPA Region 5 pursuant to Section 3013 of the RCRA. Pursuant to this consensual order, AK Steel agreed to investigate certain areas of the Zanesville Works. That investigation is underway.

On June 29, 2000, the United States filed a complaint on behalf of the EPA against AK Steel in the U.S. District Court for the Southern District of Ohio (the “Federal Action”) for alleged violations of the Clean Air Act, the Clean Water Act and the RCRA. On June 30, 2000, the State of Ohio moved to intervene in the Federal Action. On March 29, 2001, the U.S. District Court ruled that the State of Ohio could conditionally intervene in the Federal Action. Subsequently, Ohio filed a conditional complaint, which included various environmental claims, including seven air pollution claims. On May 9, 2001, AK Steel moved to dismiss all of Ohio’s claims in the Federal Action. On June 29, 2000, AK Steel also filed a Verified Complaint for Declaratory and Injunctive Relief in the Court of Common Pleas for Butler County, Ohio (the “State Action”) against the State of Ohio and the OEPA seeking a declaration that, among other things, (a) AK Steel is in compliance with its operating permits for the blast furnace and basic oxygen furnaces at its Middletown Works, which would preclude the State of Ohio and the OEPA from taking any action to order or enforce obligations on AK Steel with respect to those facilities, and (b) that any emissions from the Middletown Works do not cause, or otherwise contribute to, a public nuisance. On July 27, 2001, the Court of Common Pleas in the State Action declared null and void two Notices of Violation issued by the OEPA upon which certain of the air pollution claims of the EPA and State of Ohio in the Federal Action were predicated. On October 17, 2001, the OEPA issued purported Final Findings and Orders (“FF&Os”) to AK Steel containing allegations that were similar to those set forth in the two original Notices of Violation that had been declared null and void in the State Action. At the same time, the State of Ohio moved to amend its conditional complaint in the Federal Action to withdraw four of its air pollution claims, which were predicated on the two original Notices of Violation that were declared null and void. On September 27, 2001, the U.S. District Court dismissed with prejudice the EPA’s air pollution claim, which had been predicated on the two voided Notices of Violation letters. In addition, on December 19, 2001, the U.S. District Court stayed the remaining three air pollution claims of the OEPA in the Federal Action pending resolution of AK Steel’s related administrative appeal to the Ohio Environmental Review Appeals Commission (“ERAC”) addressing the newly issued OEPA FF&Os. On March 12, 2003, ERAC denied AK Steel’s motion to vacate the OEPA’s October 17, 2001 FF&Os, and in doing so ruled that OEPA had sufficient evidence on which to base a finding of probable cause that AK Steel’s blast furnace and basic oxygen furnaces were causing a public nuisance. On March 25, 2003, AK Steel appealed ERAC’s decision to the Twelfth District Court of Appeals for the State of Ohio. This appeal is pending. On January 3, 2003, the U.S. District Court granted AK Steel’s motion to dismiss as to six of the seven OEPA air pollution claims, but denied AK Steel’s motion with regard to the OEPA’s remaining claims in the Federal Action. On January 3, 2003, the U.S. District Court also denied Ohio’s motion for leave to file a second amended complaint to reassert certain air pollution claims against AK Steel based upon the OEPA’s October 17, 2001, FF&Os. Also on January 3, 2003, the U.S. District Court allowed the Sierra Club and the National Resources Defense Council (“NRDC”) to intervene in the Federal Action. Their complaint is virtually identical to the complaint filed by the United States on June 29, 2000. On November 10, 2003, AK Steel filed a motion to dismiss certain time-barred claims and the RCRA Section 3008(h) claim of the Sierra Club and NRDC. This motion is pending. On November 14, 2003, AK Steel filed a motion for summary judgment on the claims of the United States, OEPA, Sierra Club, and NRDC alleging that groundwater

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

containing polychlorinated biphenyls (“PCBs”) was adding pollutants through a point source to waters of the United States in violation of the Clean Water Act. This motion is pending. Discovery has commenced, but no trial date has yet been set in the Federal Action. AK Steel is vigorously contesting all of the remaining claims. If the plaintiffs are ever completely successful in obtaining the relief they have sought in the Federal Action with respect to the air pollution claims, it could result in significant penalties. If the EPA and OEPA are completely successful in obtaining the relief they seek in the Federal Action with respect to their water and/or RCRA claims, it could result in substantial penalties and an order requiring AK Steel to investigate and remediate alleged PCBs and polycyclic aromatic hydrocarbons in Monroe Ditch and Dick’s Creek and/or other alleged hazardous constituents at the Middletown Works. At this time, AK Steel is unable to estimate the cost of an adverse outcome related to the air pollution, water pollution or RCRA claims. AK Steel has filed additional motions for summary judgment in the State Action seeking rulings that Ohio’s air nuisance rule is unconstitutional, that AK Steel’s state-issued operating permits for the blast furnace and basic oxygen furnaces operate as a shield against public nuisance allegations, and that the Director of OEPA acted beyond his authority in promulgating Ohio’s air nuisance rule. These motions are pending. AK Steel and OEPA have recently been engaged in settlement discussions related to the OEPA air pollution claims which, if successful, may result in the payment of an agreed upon civil penalty and implementation of certain supplemental environmental projects.

On September 30, 1998, AK Steel received an order from the EPA under Section 3013 of RCRA requiring it to develop a plan for investigation of eight areas of the Mansfield Works that allegedly could be sources of contamination. A site investigation began in November 2000 and is continuing. The Company has accrued the projected cost of the study at the Mansfield Works of approximately $2.1 and the study is projected to take approximately five years to complete.

On December 17, 2002, AK Steel entered into an agreed order with the Indiana Department of Environmental Management for alleged violations concerning certain initial air emissions tests associated with the start-up of Rockport Works. This order required the implementation of certain supplemental environmental projects and the payment of a five-thousand-eight-hundred-eighty dollar penalty. The penalty has been paid and the supplemental environmental projects were completed in 2003.

On April 18, 2003, the Department of Justice, on behalf of the EPA, issued a notice with respect to AK Steel’s Butler Works alleging certain noncompliance issues discovered during a multi-media inspection by EPA Region III and the Commonwealth of Pennsylvania in June and August 2000. The notice alleges that AK Steel failed to properly handle electric arc furnace dust in violation of RCRA Section 3005(a), 42 U.S.C. § 6925(a) and RCRA Section 3004, 42 U.S.C. § 6924, failed to properly repair and operate refrigeration equipment in violation of Section 608 of the Clean Air Act, 42 U.S.C. § 7671g, did not have a proper National Pollutant Discharge Elimination System permit for a stormwater outfall and failed to comply with certain RCRA inspection and training requirements. AK Steel still is investigating these claims, but has entered into settlement discussions with the EPA concerning this matter. AK Steel will vigorously contest any claims it is unable to resolve through these settlement discussions.

Legal Contingencies:    In addition to these environmental matters, there are various claims pending against the Company and its subsidiaries involving product liability, commercial, employee benefits and other matters arising in the ordinary course of business. In management’s opinion, the ultimate liability resulting from all of these claims, individually and in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

On June 26, 2002, seventeen individuals filed a purported class action against AK Steel in the United States District Court for the Southern District of Ohio, Case No. C-1-02-467. As subsequently amended, the complaint

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

alleges that the Company discriminates against African-Americans in its hiring practices and that the Company discriminates against all of its employees by preventing its employees from working in a racially integrated environment free from racial discrimination. The named plaintiffs seek various forms of declaratory, injunctive and unspecified monetary relief (including back pay, front pay, lost benefits, lost seniority and punitive damages) for themselves and unsuccessful African-American candidates for employment at AK Steel. AK Steel has answered the complaint and discovery is ongoing. No trial date has been set. The Company continues to contest this matter vigorously.

In 1998, AK Steel filed an action against Sollac, S.A. and others in the United States District Court for the Southern District of Ohio (the “Patent Case”). The Patent Case involves issues of infringement, validity and enforceability of six U.S. patents owned by AK Steel that relate to aluminized stainless steel. On July 30, 2002 the District Court found certain claims of the patents were valid but that the defendants did not infringe upon these valid claims. The court also found that certain claims of the patents were not valid for lack of enablement. There are two additional cases in which the defendants in the Patent Case are asserting claims against AK Steel and/or the Company. Those cases are Sollac, S.A., et al., v. AK Steel Corporation in the United States District Court for the Southern District of Ohio (the “U.S. Case”) and Ugine, S.A., et al. v. AK Steel Corporation in the Federal Court of Canada (the “Canadian Case”). The Canadian Case presents issues of infringement, validity and disparagement related to three Canadian patents owned by AK Steel. The plaintiffs in the U.S. Case allege that AK Steel has unlawfully monopolized the aluminized stainless steel market. As previously reported, on or about October 30, 2003, the parties entered into a settlement agreement by which all of the claims at issue in the above-described cases have been resolved. Pursuant to the settlement agreement, the Patent Case and the U.S. Case were dismissed with prejudice on November 12, 2003, and the Canadian Case was discontinued on December 4, 2003.

In April 2000, a class action was filed in the United States District Court for the Southern District of Ohio by Bernard Fidel and others against AK Steel Holding Corporation and certain of its directors and officers. The plaintiffs allege material misstatements and omissions in the Company’s public disclosure about its business and operations. As previously reported, the parties have entered into a settlement agreement by which they have agreed to settle all of the claims at issue in the case. Pursuant to the terms of that agreement, the parties will stipulate to certification of the action as a class action. The settlement of the case is conditioned upon receiving final judicial approval from the District Court. If the settlement is approved, and subject to the right of individuals to opt out of the settlement, all claims pending in the action will be dismissed with prejudice. The Company does not consider the amount of the settlement to be material and, in any event, the settlement amount is well within the limits of the Company’s applicable insurance.

As of December 31, 2003, the Company is named as a defendant in approximately 320 pending lawsuits alleging personal injury as a result of exposure to asbestos. The majority of these suits have been filed in Texas on behalf of people who claim to have been exposed while visiting the premises of a former Armco facility in Houston that has been closed since 1984. Most of these lawsuits do not include a specific dollar claim for damages and many include a number of plaintiffs and multiple defendants. Specific dollar claims for damages have been asserted in only 51 of the pending cases, involving over 3,200 named defendants (in addition to the Company) and a total of 227 plaintiffs. A total of 20 pending cases involve claims of $0.2 or less, 10 cases involve claims between $0.2 and $5.0, 19 cases involve claims of $15.0 and two cases involve claims of $20.0. In all but nine pending cases, each involving a claim of $0.2 or less, the amount claimed is for compensatory damages and a separate claim in an equal amount is asserted for punitive damages. Most claimants fail to allocate their alleged claims of liability among the various named defendants. It has been the Company’s experience, however, that, as a result of discovery, only a small percentage of claimants ultimately identify AK Steel as a defendant from whom they are actually seeking damages and most of these claims ultimately are either dismissed or settled for a small fraction of the damages initially claimed. For example, during 2003, the Company disposed

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

of 124 claims with total settlement payments slightly in excess of $1.2. Since the beginning of 1990, the Company has disposed of a total of 393 claims with total settlement payments of approximately $3.3 and has not experienced a significant increase in the average cost of settlement during this period. In addition, only two cases against AK Steel have proceeded to trial and both cases concluded with a verdict in favor of the Company. The Company intends to continue its practice of vigorously defending these cases. Based upon its present knowledge, and the factors set forth above, the Company believes it is unlikely that the resolution of these claims in the aggregate will have a material adverse effect on its results of operations, cash flows or financial condition. However, predictions as to the outcome of pending litigation, particularly claims alleging asbestos exposure, are subject to substantial uncertainties. These uncertainties include (1) the significantly variable rate at which new claims may be filed, (2) the impact of bankruptcies of other companies currently or historically defending asbestos claims, (3) the uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, (4) the type and severity of the disease alleged to be suffered by each claimant, and (5) the potential for enactment of legislation affecting asbestos litigation.

On January 2, 2002, John D. West, a former employee, filed a purported class action in the United States District Court for the Southern District of Ohio against the AK Steel Corporation Retirement Accumulation Pension Plan, or AK RAPP, and the AK Steel Corporation Benefit Plans Administrative Committee, or AK BPAC, claiming that the method used under the AK RAPP to determine lump sum distributions does not comply with the Employment Retirement Income Security Act of 1974 and results in underpayment of benefits to putative class members. The AK RAPP is the cash balance plan component of the AK Steel Noncontributory Pension Plan, or AK NCPP. The AK NCPP provides that the Company will indemnify members of AK BPAC from any liability and expense incurred by reason of serving as a member of AK BPAC. On May 1, 2002, plaintiff moved for certification of a class consisting of all employees covered by the AK RAPP who terminated employment with AK Steel or its predecessors since January 1, 1995 and who received some or all of their AK RAPP benefits in the form of a lump sum payment. On July 22, 2002, defendants opposed the motion for class certification and also moved for entry of judgment that plaintiff’s claim is time barred. The plaintiff’s motion for class certification has not yet been ruled upon. On December 3, 2003, the District Court issued an Order denying defendants’ motion for entry of judgment. The parties also have filed cross-motions for summary judgement on the merits. Those motions have not yet been ruled upon. Discovery was completed in December 2002. No trial date has been set. The defendants are contesting this matter vigorously.

On September 29, 2003, the National Labor Relations Board (the “NLRB”) Region 8 issued a Complaint against AK Steel alleging that AK Steel has been engaging in unfair labor practices as defined by the National Labor Relations Act at its Mansfield (Ohio) Works in connection with a labor dispute with the United Steelworkers of America (the “Union”). The NLRB alleged that AK Steel has unlawfully failed since December 9, 2002, to return locked-out bargaining unit employees to work, unilaterally implemented a training rate system, failed to provide requested information to the Union and refused to meet with an individual designated as the Union’s agent. The NLRB has scheduled a hearing on March 22, 2004. On January 26, 2004, AK Steel and the Union entered into a comprehensive Settlement Agreement of the labor dispute, which included an agreement to withdraw the unfair labor practices charges relating to the NLRB Complaint, and jointly seeking NLRB approval for the dismissal of the Complaint. The Settlement Agreement was contingent upon obtaining such NLRB approval, which has been obtained.

As previously reported in the Company’s Form 10-Q for the quarter ending September 30, 2003, on September 18, 2003, the Company announced that Richard M. Wardrop, Jr., the Company’s chairman and CEO, and John G. Hritz, its president, had resigned their respective positions with the Company by mutual agreement with the Company’s Board of Directors. Prior to the termination of their employment, Messrs. Wardrop and Hritz each had entered into a written severance agreement with the Company and were vested participants in the

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Company’s Executive Minimum and Supplemental Retirement Plan (“SERP”). Subsequent to the termination of their employment with the Company, Messrs. Wardrop and Hritz each asserted their entitlement to severance benefits under the terms of their respective severance agreements and to a lump-sum cash retirement benefit under the terms of the Company’s SERP.

On December 10, 2003, Mr. Wardrop filed an arbitration demand in which he asserted a claim for cash severance benefits in the approximate amount of $10.0 and cash SERP benefits in the approximate amount of $40.0. The Company has denied and is contesting Mr. Wardrop’s claim. Discovery has not yet commenced and no hearing date has been set in Mr. Wardrop’s arbitration proceeding.

On December 23, 2003, Mr. Hritz filed an action against the Company and others in the United States District Court for the Southern District of Ohio, Case No. 1:03-CV-903, asserting a claim for cash SERP benefits only. In addition, on January 20, 2004, Mr. Hritz filed an arbitration demand in which he asserted a claim for both cash severance benefits and cash SERP benefits. The total amount of his claim was approximately $11.1. In February 2004, the Company and Mr. Hritz reached a settlement of his claims for both severance and SERP benefits which involves an agreed-upon payment of an amount less than was claimed by Mr. Hritz. In addition as part of the settlement, Mr. Hritz’s federal action and arbitration proceeding have been dismissed.

11.    Discontinued Operations

On April 19, 2002, the Company completed the sale of its Sawhill Tubular division for $67.5. The Company recorded a pre-tax loss of $10.6 ($6.4 after tax) on the sale. The results of Sawhill Tubular have been classified as discontinued operations in the statements of operations. Results of discontinued operations included the following for Sawhill Tubular:

	2001	2002	2003
Net sales	$160.6	$51.4	$—
Loss before income taxes	1.8	0.8	—
Net loss	1.2	0.5	—

In October 2003, AK Holdings’ Board of Directors authorized management to proceed with a plan to sell Douglas Dynamics, L.L.C., the largest North American manufacturer of snowplows and salt and sand spreaders for four-wheel drive light trucks, and Greens Port Industrial Park on the Houston, Texas ship channel. In February 2004, the Company entered into agreements for the sale of both businesses. The Company expects the two sales transactions to generate total cash proceeds of approximately $340.0 after estimated fees and expenses, resulting in a pretax gain of approximately $250.0.

Prior to the fourth quarter of 2003, Douglas Dynamics was the sole business in the Snow and Ice Control Products segment and Greens Port Industrial Park was the sole business in the Other Operations segment. For all periods presented in these financial statements, the results of these businesses are now classified as discontinued operations. Results of discontinued operations included the following for Douglas Dynamics and Greens Port Industrial Park:

	Douglas Dynamics			Greens Port
	2001	2002	2003	2001	2002	2003
Net sales	$138.8	$116.7	$150.5	$12.9	$13.5	$13.6
Income before income taxes	41.1	30.5	45.1	7.9	8.5	8.8
Net income	24.9	19.5	28.4	5.0	5.4	5.6

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

As of December 31, 2003, the following carrying amounts of major classes of assets and liabilities related to Douglas Dynamics and Greens Port Industrial Park. These amounts were reported in the consolidated balance sheet under the captions current assets held for sale, non-current assets held for sale and current liabilities of discontinued operations:

	Douglas Dynamics	Greens Port
Accounts receivable	$26.1	$1.2
Inventories	18.3	—
Property, plant and equipment, net	29.6	28.4
Current liabilities	15.9	0.9

12.    Consolidated Quarterly Sales and Earnings (Losses) (Unaudited)

Earnings per share for each quarter and the year are calculated individually and may not add to the total for the year.

	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$952.8	$1,102.3	$1,077.9	$1,025.8	$4,158.8
Operating profit (loss)	(35.8)	56.6	44.2	(802.7)	(737.7)
Net income (loss)	(25.6)	16.2	(3.3)	(489.7)	(502.4)
Basic and diluted earnings (loss) per share	(0.24)	0.15	(0.03)	(4.54)	(4.67)

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$985.3	$981.3	$1,021.1	$1,054.0	$4,041.7
Operating loss	(43.1)	(115.2)	(225.0)	(268.5)	(651.8)
Net loss	(40.8)	(78.2)	(277.5)	(163.9)	(560.4)
Basic and diluted loss per share	(0.38)	(0.72)	(2.56)	(1.51)	(5.17)

The net loss for the first quarter and full year of 2002 includes a $24.1 ($15.2, net of tax, or $0.14 per share) gain on the sale of Anthem Inc. stock (Note 8). Included in the operating profit and net income for the second quarter of 2002 was a benefit of $23.9 ($15.1, net of tax, or $0.14 per share) for an insurance settlement (Note 8) and, in net income, was $6.4, net of tax, ($0.06 per share) for the loss on the sale of Sawhill Tubular (Note 11). The third quarter and full year 2002 net loss include a charge of $31.7 ($19.9, net of tax, or $0.19 per share) related to the early retirement of the 9 1/8% Senior Notes Due 2006 (Note 5). The operating and net loss for the fourth quarter and full year of 2002 includes a fourth quarter charge for pension and other postretirement benefits of $816.8 ($483.8, net of tax, or $4.49 per share) (Note 1) and a charge of $10.9 ($6.5, net of tax, or $0.06 per share) for the impairment of an equity investment (Note 8). The operating and net loss for the third quarter and full year of 2003 includes a $101.2 ($0.93 per share) charge for the impairment of goodwill (Note 8). The net loss for the third quarter and full year of 2003 also includes an $87.3 ($0.80 per share) charge for the additional valuation allowance on the deferred tax asset (Note 4). The operating and net loss for the fourth quarter and full year 2003 includes a $240.1 ($145.3 after tax, or $1.34 per share) pension and other postretirement benefit corridor charge (Note 1).

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

13.    Supplementary Guarantor Information

AK Holding, along with Douglas Dynamics, AK Tube and AK Steel Investments Inc. (the “Guarantor Subsidiaries”) fully and unconditionally, joint and severally guarantee the payment of interest, principal and premium, if any, on AK Steel’s 9% Senior Notes Due 2007, 8 7/8% Senior Notes Due 2008, 7 7/8% Senior Notes Due 2009, 7 3/4% Senior Notes Due 2012 and Senior Secured Notes Due 2004. The Company has determined that full financial statements and other disclosures concerning AK Holding and the Guarantor Subsidiaries would not be material to investors and, accordingly, those financial statements are not presented. The following supplemental condensed consolidating financial statements present information about AK Holding, AK Steel, the Guarantor Subsidiaries and the Other Subsidiaries. The Other Subsidiaries are not guarantors of the above notes.

Statements of Operations

For the Year Ended December 31, 2001

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$3,638.5	$28.3	$304.9	$(290.0)	$3,681.7
Cost of products sold	0.1	3,130.3	21.6	58.9	(58.7)	3,152.2
Selling and administrative expenses	1.1	410.1	3.4	9.3	(192.2)	231.7
Depreciation	—	221.0	1.1	0.1	—	222.2
Other operating items	—	142.3	—	—	—	142.3

Total operating costs	1.2	3,903.7	26.1	68.3	(250.9)	3,748.4
Operating profit (loss)	(1.2)	(265.2)	2.2	236.6	(39.1)	(66.7)
Interest expense	—	132.1	0.3	31.8	(31.1)	133.1
Other income (expense)	—	(20.4)	1.0	15.4	9.9	5.9

Income (loss) before income taxes	(1.2)	(417.7)	2.9	220.2	1.9	(193.9)
Income tax provision (benefit)	—	(74.8)	0.7	1.3	—	(72.8)

Income (loss) from continuing operations	(1.2)	(342.9)	2.2	218.9	1.9	(121.1)
Income from discontinued operations	—	3.8	24.9	—	—	28.7

Net income (loss)	$(1.2)	$(339.1)	$27.1	$218.9	$1.9	$(92.4)

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Statements of Operations

For the Year Ended December 31, 2002

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$4,064.3	$78.7	$225.7	$(209.9)	$4,158.8
Cost of products sold	0.1	3,557.5	63.6	60.9	(53.4)	3,628.7
Selling and administrative expenses	1.4	342.8	7.1	11.6	(120.1)	242.8
Depreciation	—	218.4	2.7	0.1	—	221.2
Other operating items	—	792.9	—	10.9	—	803.8

Total operating costs	1.5	4,911.6	73.4	83.5	(173.5)	4,896.5
Operating profit (loss)	(1.5)	(847.3)	5.3	142.2	(36.4)	(737.7)
Interest expense	—	127.1	0.5	20.3	(19.6)	128.3
Other income (expense)	—	(31.6)	(0.1)	9.5	14.6	(7.6)

Income (loss) before income taxes	(1.5)	(1,006.0)	4.7	131.4	(2.2)	(873.6)
Income tax provision (benefit)	—	(356.1)	1.9	1.0	—	(353.2)

Income (loss) from continuing operations	(1.5)	(649.9)	2.8	130.4	(2.2)	(520.4)
Income (loss) from discontinued operations	—	(1.5)	19.5	—	—	18.0

Net income (loss)	$(1.5)	$(651.4)	$22.3	$130.4	$(2.2)	$(502.4)

Statements of Operations

For the Year Ended December 31, 2003

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$3,932.4	$134.6	$244.1	$(269.4)	$4,041.7
Cost of products sold	0.1	3,803.4	112.9	96.3	(125.8)	3,886.9
Selling and administrative expenses	1.6	325.7	7.8	13.6	(105.1)	243.6
Depreciation	—	217.1	4.5	0.1	—	221.7
Other operating items	—	341.3	—	—	—	341.3

Total operating costs	1.7	4,687.5	125.2	110.0	(230.9)	4,693.5
Operating profit (loss)	(1.7)	(755.1)	9.4	134.1	(38.5)	(651.8)
Interest expense	—	116.5	—	15.7	(14.4)	117.8
Other income (expense)	—	(28.0)	3.4	9.3	11.9	(3.4)

Income (loss) before income taxes	(1.7)	(899.6)	12.8	127.7	(12.2)	(773.0)
Income tax provision (benefit)	—	(179.8)	—	1.2	—	(178.6)

Income (loss) from continuing operations	(1.7)	(719.8)	12.8	126.5	(12.2)	(594.4)
Income from discontinued operations	—	5.6	28.4	—	—	34.0

Net income (loss)	$(1.7)	$(714.2)	$41.2	$126.5	$(12.2)	$(560.4)

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Balance Sheets

December 31, 2002

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$276.0	$—	$6.5	$—	$282.5
Accounts receivable	—	9.8	7.4	370.0	—	387.2
Inventories	—	810.0	11.8	27.5	(0.8)	848.5
Deferred tax asset	—	123.0	—	0.3	—	123.3
Current assets held for sale	—	1.1	37.3	—	—	38.4
Other current assets	0.1	19.3	0.1	0.3	—	19.8

Total Current Assets	0.1	1,239.2	56.6	404.6	(0.8)	1,699.7

Property, Plant and Equipment		4,694.4	32.8	0.8	—	4,728.0
Less accumulated depreciation	—	(2,149.9)	(3.8)	(0.6)	—	(2,154.3)

Property, plant and equipment, net	—	2,544.5	29.0	0.2	—	2,573.7

Other Assets:
Investment in AFSG	—	—	55.6	—	—	55.6
Intercompany accounts	909.6	(711.7)	122.9	(25.7)	(295.1)	—
Other investments	—	60.3	1.2	58.1	—	119.6
Goodwill	—	101.2	1.9	4.2	—	107.3
Other intangible assets	—	90.7	—	—	—	90.7
Deferred tax asset	—	633.4	—	—	—	633.4
Non-current assets held for sale	—	29.0	36.6	—	—	65.6
Other assets	—	48.1	—	6.0	—	54.1

TOTAL ASSETS	$909.7	$4,034.7	$303.8	$447.4	$(295.9)	$5,399.7

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$443.7	$2.4	$6.0	$—	$452.1
Accrued liabilities	—	227.3	1.8	2.1	—	231.2
Discontinued operations current liabilities	—	0.9	11.4	—	—	12.3
Current portion of long-term debt	—	62.5	—	—	—	62.5
Current portion of pension and other postretirement benefit obligations	—	102.2	—	—	—	102.2

Total Current Liabilities	—	836.6	15.6	8.1	—	860.3

Non-current Liabilities:
Long-term debt	—	1,259.9	—	—	—	1,259.9
Pension and other postretirement benefit obligations	—	2,580.5	—	—	—	2,580.5
Discontinued operations liabilities	—	—	8.1	—	—	8.1
Other liabilities	—	159.4	—	2.2	—	161.6

Total Non-current Liabilities	—	3,999.8	8.1	2.2	—	4,010.1

TOTAL LIABILITIES	—	4,836.4	23.7	10.3	—	4,870.4

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	909.7	(801.7)	280.1	437.1	(295.9)	529.3

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$909.7	$4,034.7	$303.8	$447.4	$(295.9)	$5,399.7

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Balance Sheets

December 31, 2003

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$42.9	$—	$11.8	$—	$54.7
Accounts receivable	—	23.2	24.8	351.3	—	399.3
Inventories	—	676.3	17.6	45.1	(8.1)	730.9
Deferred tax asset	—	98.4	—	0.6	—	99.0
Current assets held for sale	—	1.3	45.2	—	—	46.5
Other current assets	0.1	27.0	0.1	0.4	—	27.6

Total Current Assets	0.1	869.1	87.7	409.2	(8.1)	1,358.0

Property, Plant and Equipment		4,723.4	69.3	1.2	—	4,793.9
Less accumulated depreciation	—	(2,351.1)	(8.3)	(0.6)	—	(2,360.0)

Property, plant and equipment, net	—	2,372.3	61.0	0.6	—	2,433.9

Other Assets:
Investment in AFSG	—	—	55.6	—	—	55.6
Intercompany accounts	875.4	(780.9)	94.9	96.6	(286.0)	—
Other investments	—	53.2	—	56.8	—	110.0
Goodwill	—	—	32.9	4.2	—	37.1
Other intangible assets	—	78.9	1.4	—	—	80.3
Deferred tax asset	—	827.5	—	—	—	827.5
Non-current assets held for sale	—	28.6	36.9	—	—	65.5
Other assets	—	52.2	—	5.5	—	57.7

TOTAL ASSETS	$875.5	$3,500.9	$370.4	$572.9	$(294.1)	$5,025.6

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$360.5	$4.2	$11.6	$—	$376.3
Accrued liabilities	—	176.7	2.6	2.6	—	181.9
Discontinued operations liabilities	—	0.9	15.9	—	—	16.8
Current portion of long-term debt	—	62.5	—	—	—	62.5
Current portion of pension and other postretirement benefit obligations	—	141.4	—	—	—	141.4

Total Current Liabilities	—	742.0	22.7	14.2	—	778.9

Non-current Liabilities:
Long-term debt	—	1,197.8	—	—	—	1,197.8
Pension and other postretirement benefit obligations	—	2,939.9	0.7	—	—	2,940.6
Discontinued operations liabilities	—	—	9.1	—	—	9.1
Other liabilities	—	149.6	—	2.4	—	152.0

Total Non-current Liabilities	—	4,287.3	9.8	2.4	—	4,299.5

TOTAL LIABILITIES	—	5,029.3	32.5	16.6	—	5,078.4

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	875.5	(1,528.4)	337.9	556.3	(294.1)	(52.8)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$875.5	$3,500.9	$370.4	$572.9	$(294.1)	$5,025.6

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Statements of Cash Flows

For the Year Ended December 31, 2001

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
Cash flows from operating activities:
Net income (loss)	$(1.2)	$(339.1)	$27.1	$218.9	$1.9	$(92.4)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	—	221.0	1.1	0.1	—	222.2
Amortization	—	12.8	—	0.2	—	13.0
Deferred income taxes	—	(52.8)	—	—	—	(52.8)
Pension charge	—	192.2	—	—	—	192.2
Stock received in insurance demutualization	—	(49.9)	—	—	—	(49.9)
Income from discontinued operations	—	(3.8)	(24.9)	—	—	(28.7)
Other items, net	0.2	6.9	—	(1.7)	—	5.4
Changes in assets and liabilities:
Accounts and notes receivable	—	(8.7)	0.6	115.5	—	107.4
Inventories	—	(84.3)	(0.1)	(16.4)	(0.4)	(101.2)
Current liabilities	—	(0.9)	(1.4)	2.4	—	0.1
Other assets	—	(0.4)	0.1	—	—	(0.3)
Pension asset and obligation	—	(62.3)	—	—	—	(62.3)
Postretirement benefit obligation	—	19.4	—	—	—	19.4
Other liabilities	—	(55.7)	—	0.2	—	(55.5)

Total adjustments	0.2	133.5	(24.6)	100.3	(0.4)	209.0

Net cash flows from operating activities	(1.0)	(205.6)	2.5	319.2	1.5	116.6

Cash flows from investing activities:
Capital investments	—	(101.5)	(0.4)	—	—	(101.9)
Purchase of long-term investments	—	(12.0)	—	—	—	(12.0)
Purchase of a business	—	—	(29.3)	—	—	(29.3)
Distribution from investees	—	0.2	30.0	—	—	30.2
Proceeds from the sale of investments	—	31.7	—	12.5	—	44.2
Other items, net	—	(0.1)	—	(0.2)	—	(0.3)

Net cash flows from investing activities	—	(81.7)	0.3	12.3	—	(69.1)

Cash flows from financing activities:
Principal payments on long-term debt	—	(63.2)	—	—	—	(63.2)
Purchase of treasury stock	(1.0)	—	—	—	—	(1.0)
Preferred stock dividends paid	(0.7)	—	—	—	—	(0.7)
Common stock dividends paid	(13.5)	—	(31.1)	(1.1)	32.2	(13.5)
Intercompany activity	16.2	347.8	2.8	(333.1)	(33.7)	—
Other items, net	—	(0.1)	—	0.5	—	0.4

Net cash flows from financing activities	1.0	284.5	(28.3)	(333.7)	(1.5)	(78.0)

Cash flows from discontinued operations	—	19.9	26.1	—	—	46.0

Net increase (decrease) in cash and cash equivalents	—	17.1	0.6	(2.2)	—	15.5
Cash and cash equivalents, beginning of year	—	80.1	—	5.2	—	85.3

Cash and cash equivalents, end of year	$—	$97.2	$0.6	$3.0	$—	$100.8

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Statement of Cash Flows

For the Year Ended December 31, 2002

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
Cash flows from operating activities:
Net income (loss)	$(1.5)	$(651.4)	$22.3	$130.4	$(2.2)	$(502.4)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	—	218.4	2.7	0.1	—	221.2
Amortization	—	9.2	—	—	—	9.2
Deferred income taxes	—	(287.5)	—	(0.3)	—	(287.8)
Pension/other postretirement benefit charge	—	816.8	—	—	—	816.8
Gain on sale of Anthem stock	—	(24.1)	—	—	—	(24.1)
Impairment of equity investment	—	—	—	10.9	—	10.9
(Income) loss from discontinued operations	—	1.5	(19.5)	—	—	(18.0)
Extraordinary loss on retirement of debt	—	31.7	—	—	—	31.7
Other items, net	0.2	10.6	(0.2)	2.6	—	13.2
Changes in assets and liabilities:
Accounts and notes receivable	—	(2.8)	(0.6)	(24.2)	—	(27.6)
Inventories	—	43.3	(1.6)	3.7	3.7	49.1
Current liabilities	—	(84.3)	0.3	(1.8)	—	(85.8)
Other assets	—	21.0	(0.1)	(5.8)	—	15.1
Pension asset and obligation	—	14.2	—	—	—	14.2
Postretirement benefit obligation	—	47.5	—	—	—	47.5
Other liabilities	—	(3.8)	(0.1)	0.3	—	(3.6)

Total adjustments	0.2	811.7	(19.1)	(14.5)	3.7	782.0

Net cash flows from operating activities	(1.3)	160.3	3.2	115.9	1.5	279.6

Cash flows from investing activities:
Capital investments	—	(81.3)	(2.2)	—	—	(83.5)
Purchase of long-term investments	—	(35.7)	—	(18.7)	—	(54.4)
Proceeds from sale of business	—	67.5	—	—	—	67.5
Proceeds from the sale of investments	—	82.1	—	—	—	82.1
Other items, net	—	0.1	—	(0.5)	—	(0.4)

Net cash flows from investing activities	—	32.7	(2.2)	(19.2)	—	11.3

Cash flows from financing activities:
Proceeds from issuing long-term debt	—	538.1	—	—	—	538.1
Redemption of long-term debt	—	(613.3)	(14.7)	—	—	(628.0)
Premium on redemption of long-term debt	—	(25.1)	—	—	—	(25.1)
Purchase of treasury stock	(1.6)	—	—	—	—	(1.6)
Purchases of preferred stock	(13.1)	—	—	—	—	(13.1)
Preferred stock dividends paid	(0.9)	—	—	—	—	(0.9)
Intercompany activity	16.6	84.2	(4.7)	(94.6)	(1.5)	—
Other items, net	0.3	(4.2)	—	1.4	—	(2.5)

Net cash flows from financing activities	1.3	(20.3)	(19.4)	(93.2)	(1.5)	(133.1)

Cash flows from discontinued operations	—	6.1	17.8	—	—	23.9

Net increase (decrease) in cash and cash equivalents	—	178.8	(0.6)	3.5	—	181.7
Cash and cash equivalents, beginning of year	—	97.2	0.6	3.0	—	100.8

Cash and cash equivalents, end of year	$—	$276.0	$—	$6.5	$—	$282.5

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Statement of Cash Flows

For the Year Ended December 31, 2003

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
Cash flows from operating activities:
Net income (loss)	$(1.7)	$(714.2)	$41.2	$126.5	$(12.2)	$(560.4)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	—	217.1	4.5	0.1	—	221.7
Amortization	—	10.9	0.2	—	—	11.1
Deferred income taxes	—	(173.5)	—	(0.3)	—	(173.8)
Goodwill impairment	—	101.2	—	—	—	101.2
Pension/other postretirement benefit charge	—	240.1	—	—	—	240.1
Income from discontinued operations	—	(5.6)	(28.4)	—	—	(34.0)
Other items, net	0.2	15.4	1.5	1.3	—	18.4
Changes in assets and liabilities:
Accounts and notes receivable	—	(18.0)	(17.7)	18.6	—	(17.1)
Inventories	—	131.9	(4.2)	(17.6)	7.3	117.4
Current liabilities	—	(104.1)	2.2	5.9	—	(96.0)
Other assets	—	(1.3)	(0.1)	0.4	—	(1.0)
Pension asset and obligation	—	85.9	—	—	—	85.9
Postretirement benefit obligation	—	22.0	—	—	—	22.0
Other liabilities	—	(7.7)	—	0.2	—	(7.5)

Total adjustments	0.2	514.3	(42.0)	8.6	7.3	488.4

Net cash flows from operating activities	(1.5)	(199.9)	(0.8)	135.1	(4.9)	(72.0)

Cash flows from investing activities:
Capital investments	—	(77.1)	(2.5)	—	—	(79.6)
Purchase of long-term investments	—	(1.1)	—	—	—	(1.1)
Purchase of business	—	—	(67.2)	—	—	(67.2)
Proceeds from the sale of investments and property, plant & equipment	—	11.8	—	—	—	11.8
Other items, net	—	(0.1)	0.2	(0.6)	—	(0.5)

Net cash flows from investing activities	—	(66.5)	(69.5)	(0.6)	—	(136.6)

Cash flows from financing activities:
Redemption of long-term debt	—	(62.5)	—	—	—	(62.5)
Purchase of treasury stock	(0.7)	—	—	—	—	(0.7)
Common stock dividend	—	—	(4.5)	(4.5)	9.0	—
Intercompany activity	2.2	79.8	49.1	(127.0)	(4.1)	—
Other items, net	—	(9.7)	—	2.3	—	(7.4)

Net cash flows from financing activities	1.5	7.6	44.6	(129.2)	4.9	(70.6)

Cash flows from discontinued operations	—	25.7	25.7	—	—	51.4

Net increase (decrease) in cash and cash equivalents	—	(233.1)	—	5.3	—	(227.8)
Cash and cash equivalents, beginning of year	—	276.0	—	6.5	—	282.5

Cash and cash equivalents, end of year	$—	$42.9	$—	$11.8	$—	$54.7

Item 9.    Changes in and Disagreements with Accountants.

None.

Item 9A.    Controls and Procedures

With the participation of management, the Company’s chief executive officer and its chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2003. Based upon this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of December 31, 2003.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Information with respect to the Company’s Executive Officers is set forth in Part I of this Annual Report pursuant to General Instruction G of Form 10-K. The information required to be furnished pursuant to this item with respect to Directors of the Company will be set forth under the caption “Election of Directors” in the Company’s proxy statement (the “2004 Proxy Statement”) to be furnished to stockholders in connection with the solicitation of proxies by the Company’s Board of Directors for use at the Annual Meeting of Stockholders, and is incorporated herein by reference.

The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement, and is incorporated herein by reference.

The information required to be furnished pursuant to this item with respect to audit committees will be set forth under the caption “Committees of the Board of Directors” in the Proxy Statement, and is incorporated herein by reference.

The Company has adopted a Code of Ethics covering its Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and other persons performing a similar function; a Code of Business Conduct and Ethics for Directors, Officers and Employees; and Corporate Governance Guidelines. By no later than May 3, 2004, these documents, along with charters of its Audit, Compensation, and Nominating and Governance Committees, will be posted on the Company’s website, www.aksteel.com. These documents will also be available in print by mailing a request to: Corporate Secretary, c/o AK Steel, 703 Curtis Street, Middletown, Ohio 45043.

Item 11.    Executive Compensation.

The information required to be furnished pursuant to this item will be set forth under the caption “Executive Compensation” in the 2004 Proxy Statement, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

The information required to be furnished pursuant to this item will be set forth under the caption “Stock Ownership” in the 2004 Proxy Statement, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions.

None.

Item 14.    Principal Accountant’s Fees and Services

The information required to be furnished pursuant to this item will be set forth under the caption “Principal Accounting Firm Fees” in the 2004 Proxy Statement, and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 10-K.

(a) The list of financial statements filed as part of this report is submitted as a separate section, the index to which is located on page 29. Financial statement schedules are omitted because of the absence of the conditions under which they are required or because the information is set forth in the financial statements or notes thereto.

(b) The following reports on Form 8-K were filed in the quarter ended December 31, 2003 to disclose information pursuant to Item 5:

Item Reported	Date
James L. Wainscott Named President, Chief Executive Officer and Member of the Board of Directors and Robert H. Jenkins Named Chairman of the Board	October 17, 2003
Albert E. Ferrara, Jr. Named Vice President, Finance and Chief Financial Officer	November 26, 2003

The following reports on Form 8-K were filed in the quarter ended December 31, 2003 to furnish information pursuant to Item 9:

Item Reported	Date
AK Steel Issues Third Quarter Results Guidance	October 2, 2003

The following reports on Form 8-K were filed in the quarter ended December 31, 2003 to furnish information pursuant to Item 12:

Item Reported	Date
AK Steel Reports Financial Results for the Third Quarter	October 24, 2003

(c) Exhibits:

List of exhibits begins on next page.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation of AK Steel Holding Corporation, filed with the Secretary of State of the State of Delaware on December 20, 1993, as amended (incorporated herein by reference to Exhibit 3.1.1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on May 27, 1998).

3.2	By-laws of AK Steel Holding Corporation (incorporated herein by reference to Exhibit 3.2 to AK Steel Holding Corporation’s Registration Statement on Form S-1 (Registration No. 33-74432), as filed with the Commission on January 26, 1994).

3.3	Certificate of Designations, Preferences, Rights and Limitations of Series A Junior Preferred Stock (included in Exhibit 10.11).

4.1	Indenture, dated as of October 1, 1992, relating to AK Steel Holding Corporation’s 9% Senior Notes Due 2007 (the “1992 Indenture”) (incorporated herein by reference to Exhibit 4 to the Registration Statement of Armco Inc. on Form S-3 (Registration No. 33-51806), as filed with the Commission on September 9, 1992).

4.2	Supplemental Indenture No. 2, dated as of September 1, 1997, to the 1992 Indenture (incorporated herein by reference to Exhibit 4.4 to the Registration Statement of Armco Inc. on Form S-4 (Registration No. 333-36691), as filed with the Commission on September 30, 1997).

4.3	Supplemental Indenture No. 3, dated as of July 30, 1999, to the 1992 Indenture (incorporated herein by reference to Exhibit 4.3 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on October 21, 1999).

4.4	Supplemental Indenture No. 4, dated as of September 30, 1999, to the 1992 Indenture (incorporated herein by reference to Exhibit 4.4 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on October 21, 1999).

4.5	Supplemental Indenture No. 5, dated as of October 1, 1999, to the 1992 Indenture (incorporated herein by reference to Exhibit 4.5 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on October 21, 1999).

4.6	Supplemental Indenture No. 6, dated as of August 8, 2002, to the 1992 Indenture (incorporated herein by reference to Exhibit 4.3 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on August 13, 2002).

4.7	Indenture, dated as of November 1, 1993, relating to AK Steel Holding Corporation’s 8 7/8% Senior Notes Due 2008 (the “1993 Indenture”) (incorporated herein by reference to Exhibit 4 to the Registration Statement of Armco Inc. on Form S-3 (Registration No. 33-50205), as filed with the Commission on September 9, 1993).

4.8	Supplemental Indenture No. 2, dated as of December 15, 1998, to the 1993 Indenture (incorporated herein by reference to Exhibit 4.3 to the Registration Statement of Armco Inc. on Form S-4 (Registration No. 333-71203), as filed with the Commission on January 26, 1999).

4.9	Supplemental Indenture No. 3, dated as of July 30, 1999, to the 1993 Indenture (incorporated herein by reference to Exhibit 4.8 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on October 21, 1999).

4.10	Supplemental Indenture No. 4, dated as of September 30, 1999, to the 1993 Indenture (incorporated herein by reference to Exhibit 4.9 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on October 21, 1999).

4.11	Supplemental Indenture No. 5, dated as of October 1, 1999, to the 1993 Indenture (incorporated herein by reference to Exhibit 4.10 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on October 21, 1999).

Exhibit Number	Description

4.12	Supplemental Indenture No. 6, dated as of August 8, 2002, to the 1993 Indenture (incorporated herein by reference to Exhibit 4.2 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on August 13, 2002).

4.13	Indenture, dated as of February 10, 1999, relating to AK Steel Holding Corporation’s 7 7/8% Senior Notes Due 2009 (the “1999 Indenture”) (incorporated herein by reference to Exhibit 1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on February 17, 1999).

4.14	First Supplemental Indenture, dated as of August 6, 1999, to the 1999 Indenture (incorporated herein by reference to Exhibit 4.13 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on October 21, 1999).

4.15	Second Supplemental Indenture, dated as of October 1, 1999, to the 1999 Indenture (incorporated herein by reference to Exhibit 4.14 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on October 21, 1999).

4.16	Third Supplemental Indenture, dated as of August 8, 2002, to the 1999 Indenture (incorporated herein by reference to Exhibit 4.1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on August 13, 2002).

4.16	Fourth Supplemental Indenture, dated as of August 8, 2003, to the 1999 Indenture (incorporated herein by reference to Exhibit 4.4 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on August 18, 2003).

4.17	Form of Note Purchase Agreement, dated as of December 17, 1996, relating to AK Steel Holding Corporation’s Senior Secured Notes, Series A-E, Due 2004 (incorporated herein by reference to Exhibit 4.5 to AK Steel Holding Corporation’s Registration Statement on Form S-4 (Registration No. 333-19781), as filed with the Commission on January 14, 1997).

4.18	Supplemental Agreement, dated as of July 28, 1999, amending the Note Purchase Agreements, dated as of December 17, 1996, relating to AK Steel Corporation’s Senior Secured Notes, Series A-E, Due 2004 (incorporated herein by reference to Exhibit 4.15 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on October 21, 1999).

4.19	Second Supplemental Indenture, dated as of August 8, 2002, relating to AK Steel Corporation’s Senior Secured Notes, Series A-E, Due 2004 (incorporated herein by reference to Exhibit 4.4 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on August 13, 2002).

4.20	Third Supplemental Indenture, dated as of June 30, 2003, relating to AK Steel Corporation’s Senior Secured Notes. Series A-E, Due 2004 (incorporated herein by reference to Exhibit 4.1 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the Commission on August 7, 2003).

4.21	Guarantee Agreement, dated as of September 30, 1999, by Douglas Dynamics, L.L.C. pursuant to the Note Purchase Agreements, dated as of December 17, 1996, as amended, relating to AK Steel Holding Corporation’s Senior Secured Notes, Series A-E, Due 2004 (incorporated herein by reference to Exhibit 4.16 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on October 21, 1999).

4.22	Guarantee Agreement, dated as of August 7, 2003, by AK Steel Investments, Inc. pursuant to the Note Purchase Agreements, dated as of December 17, 1996, as amended, relating to AK Steel Holding Corporation’s Senior Secured Notes, Series A-E, Due 2004 (incorporated herein by reference to Exhibit 4.1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on August 18, 2003).

Exhibit Number	Description

4.23	Guarantee Agreement, dated as of August 7, 2003, by AK Tube LLC pursuant to the Note Purchase Agreements, dated as of December 17, 1996, as amended, relating to AK Steel Holding Corporation’s Senior Secured Notes, Series A-E, Due 2004 (incorporated herein by reference to Exhibit 4.2 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on August 18, 2003).

4.24	Indenture, dated as of June 11, 2002, among AK Steel Corporation, AK Steel Holding Corporation, as Guarantor, Douglas Dynamics, L.L.C., as Guarantor, and Fifth Third Bank (“2002 Indenture”) (incorporated herein by reference to Exhibit 4.1 to AK Steel Holdings Corporation’s Registration Statement on Form S-4 (Registration No. 333-98409), as filed with the Commission on December 5, 2002).

4.25	First Supplemental Indenture, dated as of August 8, 2003, to the 2002 Indenture (incorporated herein by reference to Exhibit 4.3 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on August 18, 2003).

10.1	Form of Executive Officer Severance Agreement—Richard M. Wardrop, Jr. (incorporated herein by reference to Exhibit 10.1 to AK Steel Holdings Corporation’s Registration Statement on Form S-4 (Registration No. 333-98409), as filed with the Commission on December 5, 2002).

10.2	Form of Executive Officer (Other Than CEO) Severance Agreement, as amended and restated through March 2000 (incorporated herein by reference to Exhibit 10.2 to AK Steel Holdings Corporation’s Registration Statement on Form S-4 (Registration No. 333-98409), as filed with the Commission on December 5, 2002).

*10.3	Annual Management Incentive Plan as amended and restated as of January 16, 2003.

*10.4	Stock Incentive Plan as amended and restated as of January 16, 2003.

*10.5	Long-Term Performance Plan as amended and restated as of January 16, 2003.

10.6	Executive Minimum and Supplemental Retirement Plan (incorporated herein by reference to Exhibit 10.6 to AK Steel Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.7	Amended and Restated Receivables Purchase Agreement, dated as of October 1, 1999, between AK Steel and AK Steel Receivables Ltd. (incorporated herein by reference to Exhibit 10.7 to AK Steel Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.8	Amended and Restated Purchase and Servicing Agreement, dated as of October 1, 1999, among AK Steel Receivables Ltd., AK Steel, the institutions from time to time party thereto and PNC Bank, National Association. (incorporated herein by reference to Exhibit 10.8 to AK Steel Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.9	First Consent and Amendment Agreement, dated as of December 21, 1999, to the Purchase and Servicing Agreement, dated as of October 1, 1999, among AK Steel Receivables Ltd., AK Steel, the institutions from time to time party thereto and PNC Bank, National Association. (incorporated herein by reference to Exhibit 10.9 to AK Steel Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.10	Executive Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.9 to AK Steel Holdings Corporation’s Registration Statement on Form S-4 (Registration No. 333-98409), as filed with the Commission on December 5, 2002).

10.11	Directors’ Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.10 to AK Steel Holdings Corporation’s Registration Statement on Form S-4 (Registration No. 333-98409), as filed with the Commission on December 5, 2002).

Exhibit Number	Description

10.12	Rights Agreement, dated as of January 23, 1996, between AK Steel Holding Corporation and the Bank of New York as predecessor to Fifth Third Bank, as Rights Agent, with respect to AK Steel Holding Corporation’s Stockholder Rights Plan (incorporated by reference to Exhibit 1 to AK Steel Holding Corporation’s Registration Statement on Form 8-A under the Securities Exchange Act of 1934, as filed with the Commission on February 5, 1996).

10.13	Substitution of The Fifth Third Bank as Successor Rights Agent and Amendment No. 1, dated September 15, 1997, to Rights Agreement dated as of January 23, 1996 (incorporated herein by reference to Exhibit 4.1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on September 15, 1997).

10.14	Amendment No. 2, dated July 28, 2003, to Rights Agreement dated as of January 23, 1996 and amended as of September 15, 1997 (incorporated herein by reference to Exhibit 4.1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on July 29, 2003).

*11.1	Statement re: Computation of Per Share Earnings.

*12.1	Statement re: Computation of Ratio of Earnings to Fixed Charges.

*21.1	Subsidiaries of AK Steel Holding Corporation.

*23.1	Independent Auditors’ Consent.

*31.1	Section 302 Certification of Chief Executive Officer.

*31.2	Section 302 Certification of Chief Financial Officer.

*32.1	Section 906 Certification of Chief Executive Officer.

*32.2	Section 906 Certification of Chief Financial Officer.

99.1	Policy Concerning Severance Agreements with Senior Executives (incorporated herein by reference to Exhibit 99.3 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the Commission on November 14, 2003).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Middletown, State of Ohio, on March 4, 2004.

AK STEEL HOLDING CORPORATION

By:	/s/ ALBERT E. FERRARA, JR.
Albert E. Ferrara, Jr.
Vice President, Finance and Chief Financial Officer (and principal accounting officer)

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT H. JENKINS Robert H. Jenkins	Chairman of the Board	March 4, 2004

/s/ JAMES L. WAINSCOTT James L. Wainscott	President, Chief Executive Officer and Director	March 4, 2004

/s/ RICHARD A. ABDOO Richard A. Abdoo	Director	March 4, 2004

/s/ DONALD V. FITES Donald V. Fites	Director	March 4, 2004

/s/ DR. BONNIE G. HILL Dr. Bonnie G. Hill	Director	March 4, 2004

/s/ LAWRENCE A. LESER Lawrence A. Leser	Director	March 4, 2004

/s/ DANIEL J. MEYER Daniel J. Meyer	Director	March 4, 2004

/s/ SHIRLEY D. PETERSON Shirley D. Peterson	Director	March 4, 2004

/s/ EUGENE A. RENNA Eugene A. Renna	Director	March 4, 2004

/s/ DR. JAMES A. THOMSON Dr. James A. Thomson	Director	March 4, 2004