Form 10-Q
period 2004-03-31
AK STEEL HOLDING CORP
filed 2004-05-05
CIK 918160

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

108,704,401 shares of common stock

(as of April 30, 2004)

AK STEEL HOLDING CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AK STEEL HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in millions, except per share data)

(unaudited)	Three Months Ended March 31,
	2003	2004
Net sales	$985.3	$1,134.4

Cost of products sold	912.0	1,026.4
Selling and administrative expenses	59.5	52.5
Depreciation	56.9	54.0

Total operating costs	1,028.4	1,132.9

Operating profit (loss)	(43.1)	1.5
Interest expense	28.6	29.7
Other income	1.2	1.6

Loss before income taxes	(70.5)	(26.6)

Income tax benefit	28.1	10.2

Loss from continuing operations	(42.4)	(16.4)

Discontinued operations: (Note 6)
Income from discontinued operations, net of tax	1.6	6.9
Gain on sale of discontinued operations, net of tax	—	174.9

Net income (loss)	$(40.8)	$165.4

Basic and diluted income (loss) per share: (Note 2)
Loss from continuing operations	$(0.39)	$(0.15)
Income from discontinued operations	0.01	0.06
Gain on sale of discontinued operations	—	1.61

Net income (loss) per share	$(0.38)	$1.52

Common shares and common share equivalents outstanding (weighted average in millions):	108.4	108.7

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

		(unaudited)
	December 31, 2003	March 31, 2004
ASSETS

Current Assets:
Cash and cash equivalents	$54.7	$299.9
Accounts receivable	399.3	478.2
Inventories (Note 3)	730.9	782.0
Deferred tax asset	99.0	108.7
Current assets held for sale	46.5	1.7
Other current assets	27.6	28.9

Total Current Assets	1,358.0	1,699.4

Property, Plant and Equipment	4,793.9	4,804.8
Less accumulated depreciation	(2,360.0)	(2,414.1)

Property, plant and equipment, net	2,433.9	2,390.7

Other Assets:
Investment in AFSG Holdings, Inc.	55.6	55.6
Other investments	110.0	92.8
Goodwill	37.1	37.1
Other intangible assets	80.3	80.2
Deferred tax asset	827.5	793.9
Non-current assets held for sale	65.5	28.6
Other assets	57.7	53.8

TOTAL ASSETS	$5,025.6	$5,232.1

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Notes payable	$—	$80.0
Accounts payable	376.3	327.5
Accrued liabilities	181.9	203.5
Current liabilities of discontinued operations	16.8	0.6
Current portion of long-term debt	62.5	62.5
Current portion of pension and other postretirement benefit obligations	141.4	141.4

Total Current Liabilities	778.9	815.5

Non-current Liabilities:
Long-term debt	1,197.8	1,197.9
Pension and other postretirement benefit obligations	2,940.6	2,956.7
Non-current liabilities of discontinued operations	9.1	—
Other liabilities	152.0	145.6

Total Non-current Liabilities	4,299.5	4,300.2

TOTAL LIABILITIES	5,078.4	5,115.7

Stockholders’ Equity:
Common stock, authorized 200,000,000 shares of $.01 par value each; issued 2003, 117,082,911 shares, 2004, 117,247,012 shares; outstanding 2003, 108,577,655 shares, 2004, 108,706,511 shares	1.2	1.2
Additional paid-in capital	1,815.9	1,817.1
Treasury stock, common shares at cost, 2003, 8,505,256 shares; 2004, 8,540,501 shares	(122.7)	(122.8)
Accumulated deficit	(1,544.2)	(1,378.8)
Accumulated other comprehensive loss (Note 7)	(203.0)	(200.3)

TOTAL STOCKHOLDERS’ EQUITY	(52.8)	116.4

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,025.6	$5,232.1

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

(unaudited)	Three Months Ended March 31,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(40.8)	$165.4
Depreciation and amortization	59.3	57.8
Deferred income taxes	(28.1)	(10.7)
Pension and other postretirement benefit expense in excess of payments	41.0	16.2
Exclusion of income from and gain on sale of discontinued operations	(1.6)	(181.8)
Working capital	(53.0)	(162.3)
Other	1.4	(3.7)

Net cash flows from operating activities of continuing operations	(21.8)	(119.1)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	(15.0)	(10.8)
Purchase of investments	(0.9)	—
Proceeds from sale of business	—	263.9
Proceeds from sale of investments	1.3	18.8
Other	(0.3)	(0.1)

Net cash flows from investing activities of continuing operations	(14.9)	271.8

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuing notes payable	—	80.0
Purchase of treasury stock	(0.5)	(0.2)
Other	0.9	(0.1)

Net cash flows from financing activities of continuing operations	0.4	79.7

Cash flows from discontinued operations	3.0	12.8

Net increase (decrease) in cash and cash equivalents	(33.3)	245.2

Cash and cash equivalents, beginning of period	282.5	54.7

Cash and cash equivalents, end of period	$249.2	$299.9

Supplemental disclosure of cash flow information:

Net cash paid (received) during the period for:
Interest, net of capitalized interest	$24.9	$26.4
Income taxes	(0.1)	0.1

Supplemental disclosure of non-cash investing and financing activities — Issuance of restricted stock	$5.3	$0.8

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share data)

1.	Basis of Presentation

In the opinion of the management of AK Steel Holding Corporation (“AK Holding”) and AK Steel Corporation (“AK Steel”, and together with AK Holding, the “Company”), the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2004 and the results of its operations and cash flows for the three-month periods ended March 31, 2003 and 2004. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2003.

2.	Earnings Per Share

	Three Months Ended March 31,
	2003	2004
Income (loss) for calculation of basic and diluted earnings per share:
Loss from continuing operations	$(42.4)	$(16.4)
Income from discontinued operations	1.6	6.9
Gain on sale of discontinued operations	—	174.9

Net income (loss)	$(40.8)	$165.4

Weighted average common shares (in millions)	108.4	108.7

Basic and diluted income (loss) per share:
Loss from continuing operations	$(0.39)	$(0.15)
Income from discontinued operations	0.01	0.06
Gain on sale of discontinued operations	—	1.61

Net income (loss) per share	$(0.38)	$1.52

Potentially issuable common shares (in millions) excluded from earnings per share calculation due to antidilutive effect	4.2	5.2

3.	Inventories

Inventories are valued at the lower of cost or market. The cost of the majority of inventories is measured on the last in, first out (LIFO) method. Other inventories are measured principally at average cost.

	December 31, 2003	March 31, 2004
Finished and semi-finished	$641.8	$712.6
Raw materials	180.0	186.7

Total cost	821.8	899.3
Adjustment to state inventories at LIFO value	(90.9)	(117.3)

Net inventories	$730.9	$782.0

4.	Pension and other postretirement benefits

Net periodic benefit costs for pension and other postretirement benefits were as follows:

	Pension Benefits Three Months Ended March 31,		Other Benefits Three Months Ended March 31,
	2003	2004	2003	2004
Service cost	$8.3	$8.0	$3.6	$4.0
Interest cost	56.3	56.2	31.8	30.8
Expected return on assets	(51.6)	(51.1)	(0.2)	—
Amortization of prior service cost	3.9	3.2	(3.9)	(2.3)
Amortization of loss	7.3	14.3	3.4	2.8
Settlement/curtailment	—	5.5	—	—

Net periodic benefit cost	$24.2	$36.1	$34.7	$35.3

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 provides a federal subsidy to sponsors of retiree healthcare benefit plans that include a qualified prescription drug benefit. The Company sponsors such a plan. Based on current temporary guidance, because its benefit plan’s measurement date preceded the effective date of the Act, the Company was not permitted to recognize the effects of the Act until February 8, 2004. The Company expects that savings in per capita prescription claim costs due to the impact of the Act will result in a reduction in the Company’s accumulated postretirement benefit obligation of approximately $140.0. These savings are included in unrecognized actuarial net gains and losses and will be recognized into income over future periods. In 2004, the Company expects to recognize a reduction in net periodic benefit costs related to these savings of approximately $17.0, excluding any possible fourth quarter corridor adjustment. Final authoritative guidance on accounting for the federal subsidy, when issued, could affect these estimates and require the Company to change previously reported information.

5.	Common Stock Compensation

Common stock compensation expense related to restricted stock awards granted under the Company’s Stock Incentive Plan (“SIP”) was $1.5 and $2.0 for the three-month periods ended March 31, 2003 and 2004, respectively. The Company uses the intrinsic value method to account for nonqualified stock options granted under the SIP. Had compensation expense for the Company’s stock option plans been determined based on the fair value method, the Company’s net income (loss) and basic and diluted income (loss) per share would have been adjusted as follows:

	Three Months Ended March 31,
	2003	2004
Net income (loss) as reported	$(40.8)	$165.4
Additional compensation cost based on fair value recognition, net of tax	0.4	0.4

Net income (loss) as adjusted	$(41.2)	$165.0

Basic and diluted income (loss) per share as reported	$(0.38)	$1.52
Additional compensation cost based on fair value recognition per share	—	—

Basic and diluted income (loss) per share as adjusted	$(0.38)	$1.52

6.	Discontinued Operations

On March 31, 2004, the Company sold Douglas Dynamics, L.L.C. for $264.0, before fees and expenses, and recognized a pre-tax gain of $208.3 ($174.9, after tax, or $1.61 per share) in the first quarter. On April 9, 2004, the Company sold Greens Port Industrial Park for $75.0, before fees and expenses, and expects to recognize a pre-tax gain of approximately $46.0 in the second quarter of 2004. Both businesses were accounted for as discontinued operations. Income from discontinued operations for the three months ended March 31, 2003 and 2004 included the following:

	Douglas Dynamics		Greens Port
	2003	2004	2003	2004
Net sales	$13.5	$22.7	$3.5	$3.1
Income before income taxes	0.4	6.2	2.2	2.1
Net income	0.2	5.2	1.4	1.7

7.	Comprehensive Income (Loss)

Comprehensive income (loss), net of tax, is as follows:

	Three Months Ended March 31,
	2003	2004
Net income (loss)	$(40.8)	$165.4
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	0.9	0.7
Derivative instrument hedges, mark to market:
Gains arising in period	5.0	1.9
Reclass of losses (gains) included in net loss	(3.0)	—
Unrealized gains/losses on securities:
Unrealized holding losses arising in period	(1.3)	—
Reclass of gains included in net loss	(0.2)	—
Minimum pension liability adjustment	(0.4)	0.1

Comprehensive income (loss)	$(39.8)	$168.1

A 40% deferred tax rate is applied to derivative instrument hedges and unrealized gains and losses.

Accumulated other comprehensive loss is as follows:

	December 31, 2003	March 31, 2004
Foreign currency translation	$1.6	$2.3
Derivative instrument hedges	8.5	10.4
Unrealized losses on securities	0.4	0.4
Minimum pension liability	(213.5)	(213.4)

Accumulated other comprehensive loss	$(203.0)	$(200.3)

8.	Legal Proceedings

The following are updates to the Company’s descriptions of pending legal proceedings and environmental matters reported in its Annual Report on Form 10-K for the calendar year 2003:

As previously reported, on January 2, 2002, John D. West, a former employee, filed a purported class action in the United States District Court for the Southern District of Ohio against the AK Steel Corporation Retirement Accumulation Pension Plan (the “AK RAPP”) and the AK Steel Corporation Benefit Plans Administrative Committee (the “AK BPAC”). The plaintiff claims that the method used under the AK RAPP to determine lump sum distributions does not comply with the Employment Retirement Income Security Act of 1974 (“ERISA”) and results in underpayment of benefits to putative class members. It previously was reported that the plaintiff had filed a motion to certify the case as a class action and that the parties have filed cross-motions for summary judgment on the merits of the plaintiff’s claims. On March 9, 2004, the Court granted the plaintiff’s motion to certify the case as a class action. On April 8, 2004, the Court granted the plaintiff’s motion for partial summary judgment and held that the manner in which the plaintiff’s lump sum disbursement was calculated under the AK RAPP violated ERISA and the Internal Revenue Code. The Court further denied the defendants’ motion for summary judgment and ordered that the matter proceed to trial on the issue of damages. No trial date has yet been set. The defendants intend to continue to contest this matter vigorously.

As previously reported, in April 2000 an action was filed in the United States District Court for the Southern District of Ohio by Bernard Fidel and others against the Company and certain of its directors and officers. The plaintiffs allege material misstatements and omissions in the Company’s public disclosure about its business and operations. It previously was reported that the parties have entered into a settlement agreement, which is subject to court approval. On March 30, 2004, the Court entered an Order preliminarily approving the settlement agreement and setting July 9, 2004 as the date for a final settlement hearing in the matter. The Company does not consider the amount of the settlement to be material and, in any event, the settlement amount is well within the limits of the Company’s applicable insurance.

As previously reported, on December 10, 2003, Richard M. Wardrop, Jr., the Company’s former chairman and CEO, filed an arbitration demand in which he asserted claims for benefits under a written severance agreement and under the Company’s Executive Minimum and Supplemental Retirement Plan as a result of the termination of his employment with the Company in September 2003. The total amount of his claims was in excess of $51.0. In April 2004, the Company and Mr. Wardrop reached a settlement of his claims which involved an agreed-upon payment of an amount significantly less than was claimed by Mr. Wardrop. The settlement involves a lump-sum pension payment that was paid entirely from a portion of the funds maintained in a “rabbi trust” account. The Company expects that the settlement will have no material impact on its earnings or liquidity. As part of the settlement, Mr. Wardrop’s arbitration proceeding has been terminated.

As previously reported, the State of Ohio has asserted claims against the Company that air emissions from the operation of the blast furnace and basic oxygen furnace at the Company’s Middletown Works were causing a public nuisance. In June 2000, AK Steel filed a verified complaint against the State of Ohio and the Ohio Environmental Protection Agency (“OEPA”) in the Court of Common Pleas for Butler County, Ohio (the “State Action”) seeking a declaration, among other things, that the blast furnace and basic oxygen furnaces at the Middletown Works were not causing a public nuisance, and that AK Steel was in compliance with its operating permits for those facilities. It previously was reported that AK Steel and OEPA have been engaged in settlement discussions related to the OEPA air nuisance claims. On March 31, 2004, AK Steel and the OEPA executed and filed an agreed-upon Consent Order in the Court of Common Pleas for Butler County, Ohio (the “Consent Order”). A major component of the Consent Order is AK Steel’s commitment to install pollution control equipment at the Middletown Works blast furnace to meet MACT standards of the federal Clean Air Act by May 2005, one year in advance of the mandatory compliance date. AK Steel also agreed to implement a community response program, a neighborhood cleaning program and a green belt extension, to continue intra-plant employee busing and to pay a civil penalty of approximately $1.7, of which approximately $0.3 will be paid in the form of cash and the rest will be offset by credits for supplemental environmental projects. As a result of the Consent Order, all of the OEPA’s air nuisance claims relating to the Middletown Works blast furnace and basic oxygen furnaces have been resolved and the State Action has been dismissed. Certain appeals also previously reported in the Company’s Form 10-K related to the OEPA air nuisance claims are in the process of being dismissed.

9.	New Accounting Pronouncement

In the quarter ended March 31, 2004, the Company adopted the revised FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” The revised interpretation requires the Company, under certain circumstances, to consolidate all variable interest entities. The adoption of the Interpretation did not have a material effect on the Company’s financial position, results of operations or cash flows.

10.	Supplemental Guarantor Information

AK Holding, along with Douglas Dynamics, L.L.C., AK Tube LLC and AKS Investments, Inc. (the “Guarantor Subsidiaries”), fully and unconditionally, jointly and severally guarantee the payment of interest, principal and premium, if any, on AK Steel’s 9% Senior Notes Due 2007, 8 7/8% Senior Notes Due 2008, 7 7/8% Senior Notes Due 2009, 7 3/4% Senior Notes Due 2012 and Senior Secured Notes Due 2004. On March 31, 2004, Douglas Dynamics, L.L.C. was sold (see Note 6). AK Steel’s other subsidiaries are not guarantors of these notes. The Company has determined that full financial statements and other disclosures concerning AK Holding and the Guarantor Subsidiaries would not be material to investors and, accordingly, those financial statements are not presented. The following supplemental consolidating financial statements present information about AK Holding, AK Steel, the Guarantor Subsidiaries and AK Steel’s other subsidiaries.

Statements of Operations

For the Three Months Ended March 31, 2003

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$963.5	$22.1	$60.9	$(61.2)	$985.3

Cost of products sold	—	898.4	17.1	19.2	(22.7)	912.0
Selling and administrative expenses	0.5	85.8	2.2	2.9	(31.9)	59.5
Depreciation	—	56.2	0.7	—	—	56.9

Total operating costs	0.5	1,040.4	20.0	22.1	(54.6)	1,028.4
Operating profit (loss)	(0.5)	(76.9)	2.1	38.8	(6.6)	(43.1)
Interest expense	—	28.4	—	4.1	(3.9)	28.6
Other income (expense)	—	(4.9)	—	2.7	3.4	1.2

Income (loss) before income taxes	(0.5)	(110.2)	2.1	37.4	0.7	(70.5)
Income tax provision (benefit)	—	(28.4)	—	0.3	—	(28.1)

Income (loss) from continuing operations	(0.5)	(81.8)	2.1	37.1	0.7	(42.4)
Income from discontinued operations	—	1.4	0.2	—	—	1.6

Net income (loss)	$(0.5)	$(80.4)	$2.3	$37.1	$0.7	$(40.8)

Statements of Operations

For the Three Months Ended March 31, 2004

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$1,072.9	$62.3	$46.8	$(47.6)	$1,134.4

Cost of products sold	—	971.5	52.6	26.8	(24.5)	1,026.4
Selling and administrative expenses	0.9	53.9	3.0	3.1	(8.4)	52.5
Depreciation	—	52.3	1.7	—	—	54.0

Total operating costs	0.9	1,077.7	57.3	29.9	(32.9)	1,132.9
Operating profit (loss)	(0.9)	(4.8)	5.0	16.9	(14.7)	1.5
Interest expense	—	28.6	—	3.6	(2.5)	29.7
Other income (expense)	—	(5.4)	2.0	2.4	2.6	1.6

Income (loss) before income taxes	(0.9)	(38.8)	7.0	15.7	(9.6)	(26.6)
Income tax provision (benefit)	—	(10.7)	—	0.5	—	(10.2)

Income (loss) from continuing operations	(0.9)	(28.1)	7.0	15.2	(9.6)	(16.4)
Income from discontinued operations	—	1.7	5.2	—	—	6.9
Gain on sale of discontinued operations	—	174.9	—	—	—	174.9

Net income (loss)	$(0.9)	$148.5	$12.2	$15.2	$(9.6)	$165.4

Condensed Balance Sheets

As of December 31, 2003

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$42.9	$—	$11.8	$—	$54.7
Accounts receivable	—	23.2	24.8	351.3	—	399.3
Inventories	—	676.3	17.6	45.1	(8.1)	730.9
Deferred tax asset	—	98.4	—	0.6	—	99.0
Current assets held for sale	—	1.3	45.2	—	—	46.5
Other current assets	0.1	27.0	0.1	0.4	—	27.6

Total Current Assets	0.1	869.1	87.7	409.2	(8.1)	1,358.0

Property, Plant and Equipment		4,723.4	69.3	1.2	—	4,793.9
Less accumulated depreciation	—	(2,351.1)	(8.3)	(0.6)	—	(2,360.0)

Property, plant and equipment, net	—	2,372.3	61.0	0.6	—	2,433.9

Other Assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	—	55.6
Intercompany accounts	875.4	(780.9)	94.9	96.6	(286.0)	—
Other investments	—	53.2	—	56.8	—	110.0
Goodwill	—	—	32.9	4.2	—	37.1
Other intangible assets	—	78.9	1.4	—	—	80.3
Deferred tax asset	—	827.5	—	—	—	827.5
Non-current assets held for sale	—	28.6	36.9	—	—	65.5
Other assets	—	52.2	—	5.5	—	57.7

TOTAL ASSETS	$875.5	$3,500.9	$370.4	$572.9	$(294.1)	$5,025.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$360.5	$4.2	$11.6	$—	$376.3
Accrued liabilities	—	176.7	2.6	2.6	—	181.9
Discontinued operations liabilities	—	0.9	15.9	—	—	16.8
Current portion of long-term debt	—	62.5	—	—	—	62.5
Current portion of pension and OPEB’s	—	141.4	—	—	—	141.4

Total Current Liabilities	—	742.0	22.7	14.2	—	778.9

Non-current Liabilities:
Long-term debt	—	1,197.8	—	—	—	1,197.8
Pension and OPEB’s	—	2,939.9	0.7	—	—	2,940.6
Discontinued operations liabilities	—	—	9.1	—	—	9.1
Other liabilities	—	149.6	—	2.4	—	152.0

Total Non-current Liabilities	—	4,287.3	9.8	2.4	—	4,299.5

TOTAL LIABILITIES	—	5,029.3	32.5	16.6	—	5,078.4

TOTAL STOCKHOLDERS’ EQUITY	875.5	(1,528.4)	337.9	556.3	(294.1)	(52.8)

TOTAL LIABILITIES AND EQUITY	$875.5	$3,500.9	$370.4	$572.9	$(294.1)	$5,025.6

Condensed Balance Sheets

As of March 31, 2004

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$289.8	$—	$10.1	$—	$299.9
Accounts receivable	—	51.2	29.1	397.9	—	478.2
Inventories	—	725.3	15.2	38.5	3.0	782.0
Deferred tax asset	—	108.1	—	0.6	—	108.7
Current assets held for sale	—	1.7	—	—	—	1.7
Other current assets	0.1	27.0	0.5	1.3	—	28.9

Total Current Assets	0.1	1,203.1	44.8	448.4	3.0	1,699.4

Property, Plant and Equipment	—	4,733.4	70.1	1.3	—	4,804.8
Less accumulated depreciation	—	(2,403.4)	(10.1)	(0.6)	—	(2,414.1)

Property, plant and equipment, net	—	2,330.0	60.0	0.7	—	2,390.7

Other Assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	—	55.6
Intercompany accounts	875.9	(925.5)	126.6	150.4	(227.4)	—
Other investments	—	35.5	—	57.3	—	92.8
Goodwill	—	—	32.9	4.2	—	37.1
Other intangible assets	—	78.9	1.3	—	—	80.2
Deferred tax asset	—	793.9	—	—	—	793.9
Non-current assets held for sale	—	28.6	—	—	—	28.6
Other assets	—	48.7	—	5.1	—	53.8

TOTAL ASSETS	$876.0	$3,593.2	$321.2	$666.1	$(224.4)	$5,232.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$—	$—	$—	$80.0	$—	$80.0
Accounts payable	—	312.9	5.6	9.0	—	327.5
Accrued liabilities	0.3	195.9	3.1	4.2	—	203.5
Discontinued operations liabilities	—	0.6	—	—	—	0.6
Current portion of long-term debt	—	62.5	—	—	—	62.5
Current portion of pension and OPEB’s	—	141.4	—	—	—	141.4

Total Current Liabilities	0.3	713.3	8.7	93.2	—	815.5

Non-current Liabilities:
Long-term debt	—	1,197.9	—	—	—	1,197.9
Pension and OPEB’s	—	2,956.0	0.7	—	—	2,956.7
Other liabilities	—	143.1	—	2.5	—	145.6

Total Non-current Liabilities	—	4,297.0	0.7	2.5	—	4,300.2

TOTAL LIABILITIES	0.3	5,010.3	9.4	95.7	—	5,115.7

TOTAL STOCKHOLDERS’ EQUITY	875.7	(1,417.1)	311.8	570.4	(224.4)	116.4

TOTAL LIABILITIES AND EQUITY	$876.0	$3,593.2	$321.2	$666.1	$(224.4)	$5,232.1

Condensed Statements of Cash Flows

For the Three Months Ended March 31, 2003

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
Net cash flow from operating activities of continuing operations	$(0.3)	$(55.4)	$(0.4)	$36.2	$(1.9)	$(21.8)

Cash flows from investing activities:
Capital investments	—	(14.4)	(0.6)	—	—	(15.0)
Purchase of long-term investments	—	(0.9)	—	—	—	(0.9)
Proceeds from sale of investments	—	1.3	—	—	—	1.3
Other	—	—	—	(0.3)	—	(0.3)

Net cash flow from investing activities of continuing operations	—	(14.0)	(0.6)	(0.3)	—	(14.9)

Cash flows from financing activities:
Purchase of treasury stock	(0.5)	—	—	—	—	(0.5)
Intercompany activity	0.8	33.0	(1.2)	(34.5)	1.9	—
Other	—	—	—	0.9	—	0.9

Net cash flow from financing activities of continuing operations	0.3	33.0	(1.2)	(33.6)	1.9	0.4

Cash flow from discontinued operations	—	0.8	2.2	—	—	3.0

Net increase (decrease)	—	(35.6)	—	2.3	—	(33.3)

Cash and equivalents, beginning of period	—	276.0	—	6.5	—	282.5

Cash and equivalents, end of period	$—	$240.4	$—	$8.8	$—	$249.2

Condensed Statements of Cash Flows

For the Three Months Ended March 31, 2004

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
Net cash flow from operating activities of continuing operations	$(0.4)	$(79.9)	$8.4	$(26.5)	$(20.7)	$(119.1)

Cash flows from investing activities:
Capital investments	—	(10.1)	(0.7)	—	—	(10.8)
Proceeds from sale of business	—	263.9	—	—	—	263.9
Proceeds from sale of investments	—	18.8	—	—	—	18.8
Other	—	0.1	—	(0.2)	—	(0.1)

Net cash flow from investing activities of continuing operations	—	272.7	(0.7)	(0.2)	—	271.8

Cash flows from financing activities:
Proceeds from issuing notes payable	—	—	—	80.0	—	80.0
Purchase of treasury stock	(0.2)	—	—	—	—	(0.2)
Dividends paid	—	—	(2.0)	(2.0)	4.0	—
Intercompany activity	0.6	53.5	(17.1)	(53.7)	16.7	—
Other	—	(0.8)	—	0.7	—	(0.1)

Net cash flow from financing activities of continuing operations	0.4	52.7	(19.1)	25.0	20.7	79.7

Cash flow from discontinued operations	—	1.4	11.4	—	—	12.8

Net increase (decrease)	—	246.9	—	(1.7)	—	245.2

Cash and equivalents, beginning of period	—	42.9	—	11.8	—	54.7

Cash and equivalents, end of period	$—	$289.8	$—	$10.1	$—	$299.9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in millions, except per share and per ton data)

Results of Operations

AK Steel’s operations consist of seven steelmaking and finishing plants that produce flat-rolled carbon steels, including premium quality coated, cold-rolled and hot-rolled products, and specialty stainless and electrical steels that are sold in slab, hot band, sheet and strip forms. Its operations also include AK Tube LLC, which further finishes flat-rolled steel into welded steel tubing, and European trading companies that buy and sell steel and steel products.

Steel shipments for the three months ended March 31, 2004 and 2003 were 1,514,300 tons and 1,365,400 tons, respectively. The 11% increase in tons shipped in the current year first quarter was primarily a result of strong demand from customers in the automotive, appliance, construction and manufacturing markets. For the three months ended March 31, 2004, value-added products comprised 93.7% of total shipments, up from 89.1% reported in the first three months of 2003 on significantly stronger shipments of coated and cold-rolled carbon steel products and a doubling of tubular steel product shipments as the result of the acquisition of ArvinMeritor’s tubing facility in the third quarter of 2003.

	For the Three Months Ended March 31,
(tons in thousands)	2003		2004
Stainless/electrical	226.7	16.6%	239.6	15.8%
Coated	687.3	50.3%	809.6	53.5%
Cold-rolled	278.2	20.4%	316.3	20.9%
Tubular	24.8	1.8%	52.6	3.5%

Subtotal value-added shipments	1,217.0	89.1%	1,418.1	93.7%

Hot-rolled	85.3	6.2%	47.3	3.1%
Secondary	63.1	4.7%	48.9	3.2%

Total shipments	1,365.4	100.0%	1,514.3	100.0%

For the quarter ended March 31, 2004, net sales were $1,134.4, a 15% increase from the $985.3 reported for the corresponding period in 2003. Net sales increased due to higher shipment volumes, improved product mix and higher prices across all product lines. The Company’s average steel selling price increased from $702 per ton in the first three months of 2003 to $747 per ton in the first three months of 2004 due to price increases, and the implementation of raw material and energy cost surcharges, both primarily on sales in the spot market. The price increases reflect the global increase in demand for steel, while the surcharges were imposed in response to unprecedented increases in the costs of energy, particularly natural gas, and certain key raw materials, including steel scrap, purchased carbon slabs, coal and coke.

For the first quarter of 2004, the Company recorded an operating profit of $1.5 compared to a $43.1 operating loss for the first quarter of 2003. The year-over-year improvement resulted from increased sales and lower operating and overhead costs that reflected the benefits of salaried workforce reductions and other cost containment efforts. However, in the three months ended March 31, 2004 and 2003, LIFO charges of $26.4 and $13.5, respectively, reflected continued increasing costs for key raw materials and energy, as well as higher employee benefit costs. The 2003 operating loss also included a charge of $3.0 for an unplanned blast furnace outage.

On March 31, 2004, the Company sold Douglas Dynamics, L.L.C. for $264.0, before fees and expenses, and recognized a pre-tax gain of $208.3 ($174.9, after tax, or $1.61 per share) in the first quarter. On April 9, 2004, the Company sold Greens Port Industrial Park for $75.0, before fees and expenses, and expects to recognize a pre-tax gain of approximately $46.0 in the second quarter of 2004. Both businesses were accounted for as discontinued operations and together generated after-tax income of $6.9 and $1.6 during the first quarter of 2004 and 2003, respectively.

During the first quarter of 2003, the effective income tax rate on loss from continuing operations and income from discontinued operations approximated federal and state statutory rates. In the first quarter of 2004, the effective tax rate applied to the loss from continuing operations, likewise, approximates statutory rates. However, an effective rate of approximately 16% was applied to the operating income of discontinued operations and the gain on the sale of Douglas Dynamics. This lower rate results from the recognition of a benefit the Company estimates it will realize in 2004 from the use of net operating loss carryovers that had previously been reduced by a deferred tax asset valuation allowance. The actual effective tax rate applied to discontinued operations for the year 2004 will depend on the amount of taxable income or loss generated by the Company in the year.

The Company’s net income in the three months ended March 31, 2004 was $165.4, or $1.52 per share, compared to a net loss of $40.8, or $0.38 per share, in the first quarter of 2003. The 2004 favorable variance was primarily due to the gain on the sale of Douglas Dynamics and improved operating results from the steel operations.

Outlook

The Company expects second quarter 2004 shipments to approximate first quarter levels, with continued robust shipments to automotive customers and improving demand for stainless and electrical steels. The percentage of value-added products to total shipments is expected to approximate the 94% experienced in the first quarter. Strong spot market pricing should continue due to previously announced increases in base prices and surcharges with overall average selling prices expected to rise approximately 8% from the first quarter.

The Company expects second quarter costs to increase, as significantly higher purchased slab prices and slightly higher natural gas and iron ore prices outstrip additional savings from cost containment measures. In addition, although steel scrap prices recently have begun to decline from March 2004 highs, scrap costs recognized in cost of products sold during the second quarter are expected to be higher than in the first quarter. A planned maintenance outage at the Ashland Works blast furnace in the second quarter is expected to negatively impact operating results by approximately $16.0. Overall, the Company expects modestly improved operating results in the second quarter as compared to the first quarter of 2004.

As described below, net proceeds from the sales of Douglas Dynamics and Greens Port Industrial Park will be used primarily to reduce outstanding debt and reinvest in the business. The Company expects to record a second quarter pre-tax charge of approximately $3.0 related to the redemption of its Senior Secured Notes.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 provides a federal subsidy to sponsors of retiree healthcare benefit plans that include a qualified prescription drug benefit. The Company sponsors such a plan. Based on current temporary guidance, because its benefit plan’s measurement date preceded the effective date of the Act, the Company was not permitted to recognize the effects of the Act until February 8, 2004. The Company expects that savings in per capita prescription claim costs due to the impact of the Act will result in a reduction in the Company’s accumulated postretirement benefit obligation of approximately $140.0. These savings are included in unrecognized actuarial net gains and losses and will be recognized into income over future periods. In 2004, the Company expects to recognize a reduction in net periodic benefit costs related to these savings of approximately $17.0, excluding any possible fourth quarter corridor adjustment. Final authoritative guidance on accounting for the federal subsidy, when issued, could affect these estimates and require the Company to change previously reported information.

Liquidity and Capital Resources

At March 31, 2004, the Company had $299.9 of cash and cash equivalents, $127.2 of availability under a $300.0 accounts receivable purchase credit facility and $308.8 of availability under a $400.0 inventory credit facility. At March 31, 2004, there were no outstanding borrowings under the inventory facility; however, the Company had outstanding borrowings of $80.0 under the accounts receivable facility. Total availability under these facilities was also reduced by $90.8 of outstanding letters of credit and reduced pools of eligible collateral. Availability under each facility fluctuates monthly with changes in the levels of eligible receivables and inventories. The Company believes it has adequate liquidity to meet its anticipated cash needs for capital investments, working capital, employee benefit obligations, debt service and the funding of operations.

Cash used by operations totaled $119.1 for the three months ended March 31, 2004. Net cash generated by the Company’s operations was more than offset by $162.3 of cash used to increase net working capital. Accounts receivable rose as a result of increased sales, while inventories grew due to the impact of rising costs and increases in purchased slabs in anticipation of a second quarter blast furnace outage. Accounts payable decreased due to more rapid payment for certain raw materials that have been subject to sharply increasing demand.

During the three months ended March 31, 2004, cash generated by investing activities totaled $271.8, including $263.9 from the sale of Douglas Dynamics. In the first three months of 2004, the Company used $10.8 for capital investments. Capital spending for the year 2004 is expected to total approximately $125.0.

During the three months ended March 31, 2004, cash flows from financing activities generated $79.7, primarily from utilization of the accounts receivable credit facility.

The sales of Douglas Dynamics in March 2004 and Greens Port Industrial Park in early April 2004 generated aggregate proceeds, net of fees and expenses, of approximately $334.0. A portion of these proceeds are being used in the second quarter to reduce outstanding debt, including the April repayment of the $80.0 outstanding balance under the accounts receivable facility and the early redemption in May of the remaining $62.5 of the Company’s

Senior Secured Notes due December 2004. The Company also will use part of the proceeds to fund future capital investments.

Following redemption of the Senior Secured Notes, the Company will have no scheduled debt maturities before 2007. In addition, the Pension Funding Equity Act of 2004 was signed into law in early April 2004. This legislation reduces the Company’s funding obligations during the next two years by increasing the discount rate used to value pension plans and deferring deficit reduction contributions. The Company was under no obligation to fund its pension trusts in 2004 and expects that, as a result of the newly enacted legislation, it will have no pension funding obligation in 2005. Annual pension funding obligation amounts after 2005 will depend on pension plan investment performance, interest rates and other factors, and could be substantial.

Forward-Looking Statements

Certain statements in this Form 10-Q, particularly those in the paragraph entitled “Outlook,” reflect management’s estimates and beliefs and are intended to be, and are hereby identified as “forward-looking statements” for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. As discussed in its Form 10-K for the year ended December 31, 2003, the Company cautions readers that such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management.

Item 4. Controls and Procedures

With the participation of management, the Company’s chief executive officer and its chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2004. Based upon this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of March 31, 2004.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The following are updates to the Company’s descriptions of pending legal proceedings reported in its Annual Report on Form 10-K for the calendar year 2003:

As previously reported, on January 2, 2002 John D. West, a former employee, filed a purported class action in the United States District Court for the Southern District of Ohio against the AK Steel Corporation Retirement Accumulation Pension Plan (the “AK RAPP”) and the AK Steel Corporation Benefit Plans Administrative Committee (the “AK BPAC”). The plaintiff claims that the method used under the AK RAPP to determine lump sum distributions does not comply with the Employment Retirement Income Security Act of 1974 (“ERISA”) and results in underpayment of benefits to putative class members. It previously was reported that the plaintiff had filed a motion to certify the case as a class action and that the parties have filed cross-motions for summary judgment on the merits of the plaintiff’s claims. On March 9, 2004, the Court granted the plaintiff’s motion to certify the case as a class action. On April 8, 2004, the Court granted the plaintiff’s motion for partial summary judgment and held that the manner in which the plaintiff’s lump sum disbursement was calculated under the AK RAPP violated ERISA and the Internal Revenue Code. The Court further denied the defendants’ motion for summary judgment and ordered that the matter proceed to trial on the issue of damages. No trial date has yet been set. The defendants intend to continue to contest this matter vigorously.

As previously reported, in April 2000 an action was filed in the United States District Court for the Southern District of Ohio by Bernard Fidel and others against the Company and certain of its directors and officers. The plaintiffs allege material misstatements and omissions in the Company’s public disclosure about its business and operations. It previously was reported that the parties have entered into a settlement agreement, which is subject to court approval. On March 30, 2004, the Court entered an Order preliminarily approving the settlement agreement and setting July 9, 2004 as the date for a final settlement hearing in the matter. The Company does not consider the amount of the settlement to be material and, in any event, the settlement amount is well within the limits of the Company’s applicable insurance.

As previously reported, on December 10, 2003, Richard M. Wardrop, Jr., the Company’s former chairman and CEO, filed an arbitration demand in which he asserted claims for benefits under a written severance agreement and under the Company’s Executive Minimum and Supplemental Retirement Plan as a result of the termination of his employment with the Company in September 2003. The total amount of his claims was in excess of $51.0. In April 2004, the Company and Mr. Wardrop reached a settlement of his claims which involved an agreed-upon payment of an amount significantly less than was claimed by Mr. Wardrop. The settlement involves a lump-sum pension payment that was paid entirely from a portion of the funds maintained in a “rabbi trust” account. The Company expects that the settlement will have no material impact on its earnings or liquidity. As part of the settlement, Mr. Wardrop’s arbitration proceeding has been terminated.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1 through 31, 2004	22,157	$4.90	0
February 1 through 29, 2004	12,278	$4.66	0
March 1 through 31, 2004	810	$5.25	0

Total	35,245	$4.82	0	$59.5

During the quarter, the Company repurchased shares of common stock owned by participants in its restricted stock awards program under the terms of its Stock Incentive Plan. In order to satisfy the requirement that an amount be withheld that is sufficient to pay federal, state and local taxes due upon the vesting of the restricted stock, employees are permitted to have the Company withhold shares having a fair market value equal to the tax which could be imposed on the transaction. The Company repurchases the withheld shares at the quoted average of high and low prices on the day the participant elects to have the shares withheld.

On April 25, 2000, the Company announced that its Board of Directors had authorized the Company to repurchase, from time to time, up to $100.0 of its outstanding equity securities. The Company has not repurchased its stock under this program since the third quarter of 2000 and cannot currently reacquire its stock under a covenant contained in the instruments governing its outstanding senior debt.

Item 5. Other Information

The following are updates to the Company’s descriptions of pending environmental matters reported in its Annual Report on Form 10-K for the calendar year 2003:

As previously reported, the State of Ohio has asserted claims against the Company that air emissions from the operation of the blast furnace and basic oxygen furnace at the Company’s Middletown Works were causing a public nuisance. In June 2000, AK Steel filed a verified complaint against the State of Ohio and the Ohio Environmental Protection Agency (“OEPA”) in the Court of Common Pleas for Butler County, Ohio (the “State Action”) seeking a declaration, among other things, that the blast furnace and basic oxygen furnaces at the Middletown Works were not causing a public nuisance, and that AK Steel was in compliance with its operating permits for those facilities. It previously was reported that AK Steel and OEPA have been engaged in settlement discussions related to the OEPA air nuisance claims. On March 31, 2004, AK Steel and the OEPA executed and filed an agreed-upon Consent Order in the Court of Common Pleas for Butler County, Ohio (the “Consent Order”). A major component of the Consent Order is AK Steel’s commitment to install pollution control equipment at the Middletown Works blast furnace to meet MACT standards of the federal Clean Air Act by May 2005, one year in advance of the mandatory compliance date. AK Steel also agreed to implement a community response program, a neighborhood cleaning program and a green belt extension, to continue intra-plant employee busing and to pay a civil penalty of approximately $1.7, of which approximately $0.3 will be paid in the form of cash and the rest will be offset by credits for supplemental environmental projects. As a result of the Consent Order, all of the OEPA’s air nuisance claims relating to the Middletown Works blast furnace and basic oxygen furnaces have been resolved and the State Action has been dismissed. Certain appeals also previously reported in the Company’s Form 10-K related to the OEPA air nuisance claims are in the process of being dismissed.

Item 6. Exhibits and Reports on Form 8-K

A.	Exhibits.

Exhibit 10.1	Executive Minimum and Supplemental Retirement Plan amended and restated November 25, 2003 (as corrected and superseded on March 4, 2004)

Exhibit 31.1.	Section 302 Certification of Chief Executive Officer

Exhibit 31.2.	Section 302 Certification of Chief Financial Officer

Exhibit 32.1.	Section 906 Certification of Chief Executive Officer

Exhibit 32.2.	Section 906 Certification of Chief Financial Officer

B.	Reports on Form 8-K.

The following reports on Form 8-K were filed in the quarter ended March 31, 2004 to disclose information pursuant to Item 5:

Item Reported	Date
Shirley D. Peterson elected to the Board of Directors	January 16, 2004
Agreement for sale of Greens Port Industrial Park signed	February 13, 2004
Agreement for sale of Douglas Dynamics, L.L.C. signed	March 1, 2004

The following reports on Form 8-K were filed in the quarter ended March 31, 2004 to furnish information pursuant to Item 9:

Item Reported	Date
Supplemental Forward-Looking Information	January 30, 2004

The following reports on Form 8-K were filed in the quarter ended March 31, 2004 to furnish information pursuant to Item 12:

Item Reported	Date
Fourth Quarter and Full Year Financial Results	January 30, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the following duly authorized person.

AK Steel Holding Corporation (Registrant)

Date May 4, 2004	/s/ ALBERT E. FERRARA, JR.
Albert E. Ferrara, Jr.
Vice President, Finance and Chief Financial Officer (and principal accounting officer)