Form 10-Q
period 2004-06-30
AK STEEL HOLDING CORP
filed 2004-08-05
CIK 918160

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

108,762,954 shares of common stock

(as of August 5, 2004)

AK STEEL HOLDING CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AK STEEL HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2004	2003	2004	2003
Net sales	$1,311.8	$981.3	$2,446.2	$1,966.6
Cost of products sold (exclusive of items shown below)	1,147.2	974.2	2,173.6	1,886.2
Selling and administrative expenses	54.4	65.4	106.9	124.9
Depreciation	53.8	56.9	107.8	113.8

Total operating costs	1,255.4	1,096.5	2,388.3	2,124.9

Operating profit (loss)	56.4	(115.2)	57.9	(158.3)
Interest expense	27.6	28.5	57.3	57.1
Other income (expense)	(1.4)	1.1	0.2	2.3

Income (loss) from continuing operations before income taxes	27.4	(142.6)	0.8	(213.1)
Income tax provision (benefit)	7.2	(56.0)	(3.0)	(84.1)

Income (loss) from continuing operations	20.2	(86.6)	3.8	(129.0)
Discontinued operations (Note 8):
Income from discontinued operations, net of tax	1.1	8.4	8.0	10.0
Gain on sale of discontinued operations, net of tax	71.4	—	246.3	—

Net income (loss)	$92.7	$(78.2)	$258.1	$(119.0)

Income (loss) per share (Note 2):
Basic and diluted income (loss) per share:
Income (loss) from continuing operations	$0.18	$(0.80)	$0.03	$(1.19)
Income from discontinued operations	0.01	0.08	0.07	0.09
Gain on sale of discontinued operations	0.66	—	2.27	—

Net income (loss)	$0.85	$(0.72)	$2.37	$(1.10)

Common shares and common share equivalents outstanding (weighted average in millions):
Basic	108.7	108.5	108.7	108.4
Diluted	109.0	108.5	109.0	108.4

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	(unaudited)
	June 30, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$266.8	$54.7
Accounts receivable	592.5	399.3
Inventories (Note 3)	723.9	730.9
Deferred tax asset (Note 7)	105.0	99.0
Current assets held for sale (Note 8)	—	46.5
Other current assets	26.6	27.6

Total Current Assets	1,714.8	1,358.0

Property, Plant and Equipment	4,824.3	4,793.9
Less accumulated depreciation	(2,466.7)	(2,360.0)

Property, plant and equipment, net	2,357.6	2,433.9

Other Assets:
Restricted proceeds from industrial revenue bond offering	55.4	—
Investment in AFSG Holdings, Inc.	55.6	55.6
Other investments	62.8	110.0
Goodwill	37.1	37.1
Other intangible assets	76.7	80.3
Deferred tax asset (Note 7)	811.0	827.5
Non-current assets held for sale (Note 8)	—	65.5
Other assets	51.9	57.7

TOTAL ASSETS	$5,222.9	$5,025.6

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$307.1	$376.3
Accrued liabilities	225.4	181.9
Current liabilities of discontinued operations (Note 8)	—	16.8
Current portion of long-term debt	—	62.5
Current portion of pension and other postretirement benefit obligations	147.4	141.4

Total Current Liabilities	679.9	778.9

Non-current Liabilities:
Long-term debt	1,260.0	1,197.8
Pension and other postretirement benefit obligations	2,918.4	2,940.6
Non-current liabilities of discontinued operations (Note 8)	—	9.1
Other liabilities	142.5	152.0

Total Non-current Liabilities	4,320.9	4,299.5

TOTAL LIABILITIES	5,000.8	5,078.4

Stockholders’ Equity (Deficit):
Common stock, authorized 200,000,000 shares of $.01 par value each; issued 2004, 117,304,093 shares, 2003, 117,082,911 shares; outstanding 2004, 108,750,681 shares, 2003, 108,577,655 shares	1.2	1.2
Additional paid-in capital	1,819.2	1,815.9
Treasury stock, common shares at cost 2004, 8,553,412 shares; 2003, 8,505,256 shares	(122.9)	(122.7)
Accumulated deficit	(1,286.1)	(1,544.2)
Accumulated other comprehensive loss (Note 9)	(189.3)	(203.0)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	222.1	(52.8)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$5,222.9	$5,025.6

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

(unaudited)	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$258.1	$(119.0)
Depreciation and amortization	116.2	118.7
Deferred income taxes	(4.2)	(80.2)
Pension and other postretirement benefit expense in excess of payments	14.0	66.1
Exclusion of income from and gain on sale of discontinued operations	(254.3)	(10.0)
Working capital	(217.5)	(24.8)
Other	(8.2)	5.3

Net cash flows from operating activities of continuing operations	(95.9)	(43.9)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	(28.5)	(41.3)
Purchase of investments	(0.7)	(1.1)
Proceeds from draw on industrial revenue bond restricted cash	6.3	—
Proceeds from sale of businesses	337.5	—
Proceeds from sale of other assets and investments	48.5	2.9
Other	—	(0.6)

Net cash flows from investing activities of continuing operations	363.1	(40.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payment on retirement of long-term debt	(62.5)	—
Premium and fees on retirement of long-term debt	(2.2)	—
Fees related to new credit facilities	(3.0)	—
Purchase of treasury stock	(0.2)	(0.6)
Other	0.1	1.5

Net cash flows from financing activities of continuing operations	(67.8)	0.9
Cash flows from discontinued operations	12.7	(6.5)

Net increase (decrease) in cash and cash equivalents	212.1	(89.6)
Cash and cash equivalents, beginning of period	54.7	282.5

Cash and cash equivalents, end of period	$266.8	$192.9

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest, net of capitalized interest	$54.0	$54.8
Income taxes	4.0	2.1
Supplemental disclosure of non-cash investing and financing activities:
Issuance of restricted stock	$1.1	$5.3
Restricted investment of net proceeds from industrial revenue bond issue	61.7	—

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share data)

1.	Basis of Presentation

In the opinion of the management of AK Steel Holding Corporation (“AK Holding”) and AK Steel Corporation (“AK Steel”, and together with AK Holding, the “Company”), the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2004, the results of its operations for the three and six-month periods ended June 30, 2004 and 2003, and cash flows for the six-month periods ended June 30, 2004 and 2003. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2003.

2.	Earnings Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Income (loss) for calculation of basic earnings per share:
Income (loss) from continuing operations	$20.2	$(86.6)	$3.8	$(129.0)
Income from discontinued operations	1.1	8.4	8.0	10.0
Gain on sale of discontinued operations	71.4	—	246.3	—

Net income (loss)	$92.7	$(78.2)	$258.1	$(119.0)

Weighted average common shares (in millions)	108.7	108.5	108.7	108.4

Basic income (loss) per share:
Income (loss) from continuing operations	$0.18	$(0.80)	$0.03	$(1.19)
Income from discontinued operations	0.01	0.08	0.07	0.09
Gain on sale of discontinued operations	0.66	—	2.27	—

Net income (loss) per share	$0.85	$(0.72)	$2.37	$(1.10)

Income (loss) for calculation of diluted earnings per share:
Income (loss) from continuing operations	$20.2	$(86.6)	$3.8	$(129.0)
Income from discontinued operations	1.1	8.4	8.0	10.0
Gain on sale of discontinued operations	71.4	—	246.3	—

Net income (loss)	$92.7	$(78.2)	$258.1	$(119.0)

Weighted average common shares (in millions)	108.7	108.5	108.7	108.4
Dilutive common stock options outstanding	0.3	—	0.3	—

Common shares outstanding as adjusted	109.0	108.5	109.0	108.4

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.18	$(0.80)	$0.03	$(1.19)
Income from discontinued operations	0.01	0.08	0.07	0.09
Gain on sale of discontinued operations	0.66	—	2.27	—

Net income (loss) per share	$0.85	$(0.72)	$2.37	$(1.10)

Potentially issuable common shares (in millions) excluded from earnings per share calculation due to antidilutive effect	4.7	4.2	4.7	4.2

3.	Inventories

Inventories are valued at the lower of cost or market. The cost of the majority of inventories is measured on the last in, first out (LIFO) method. Other inventories are measured principally at average cost.

	June 30, 2004	December 31, 2003
Finished and semi-finished	$665.4	$641.8
Raw materials	206.4	180.0

Total cost	871.8	821.8
Adjustment to state inventories at LIFO value	(147.9)	(90.9)

Net inventories	$723.9	$730.9

4.	Pension and Other Postretirement Benefits

Net periodic benefit costs for pension and other postretirement benefits were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Pension Benefits
Service cost	$7.9	$8.3	$15.9	$16.6
Interest cost	55.6	55.9	111.8	112.2
Expected return on assets	(51.2)	(51.6)	(102.2)	(103.2)
Amortization of prior service cost	3.2	3.9	6.3	7.8
Amortization of loss	15.4	7.3	29.7	14.6
Settlement/curtailment	—	—	5.5	—

Net periodic benefit cost	$30.9	$23.8	$67.0	$48.0

Other Postretirement Benefits
Service cost	$3.9	$3.6	$7.9	$7.2
Interest cost	30.5	31.7	61.3	63.5
Expected return on assets	—	(0.1)	—	(0.3)
Amortization of prior service cost	(2.4)	(3.8)	(4.7)	(7.7)
Amortization of loss	0.9	3.3	3.7	6.7

Net periodic benefit cost	$32.9	$34.7	$68.2	$69.4

The increase in pension net periodic benefit cost for the six months ended June 30, 2004 was due primarily to recognition of settlement, curtailment and increased actuarial losses related to the early retirement of participants in the Company’s non-qualified pension plan. The Company expects the total contribution to be approximately $45.0 and $140.0 for its pension plans and other postretirement plans, respectively, in 2004.

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

Under its method of accounting for pension and other postretirement benefit plans, the Company recognizes into income (loss), as a fourth quarter adjustment, any unrecognized actuarial gains and losses that exceed 10% of the larger of projected benefit obligations or plan assets. Prevailing interest rates on the fourth quarter measurement date are one of the factors used to determine the Company’s year-end liability, fourth quarter corridor charge and subsequent year’s expense for these benefit plans. At this time, because factors influencing the determination of plan liabilities and expenses are likely to change, the Company cannot reasonably estimate the amount of a fourth quarter charge, if one is necessary.

5.	Common Stock Compensation

Common stock compensation expense related to restricted stock awards granted under the Company’s Stock Incentive Plan (“SIP”) was $3.1 and $1.3 for the three-month periods ended June 30, 2004 and 2003, respectively, and $5.1 and $2.9 for the six-month periods ended June 30, 2004 and 2003, respectively. The Company uses the intrinsic value method to account for nonqualified stock options granted under the SIP. Had compensation expense for the Company’s stock option plans been determined based on the fair value method, the Company’s net income (loss) and basic and diluted income (loss) per share would have been adjusted as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss) as reported	$92.7	$(78.2)	$258.1	$(119.0)
Additional compensation cost based on fair value recognition, net of tax	0.4	0.3	0.7	0.7

Net income (loss) as adjusted	$92.3	$(78.5)	$257.4	$(119.7)

Basic income (loss) per share as reported	$0.85	$(0.72)	$2.37	$(1.10)
Additional compensation cost per share based on fair value recognition, net of tax	—	—	—	—

Basic income (loss) per share as reported	$0.85	$(0.72)	$2.37	$(1.10)

Diluted income (loss) per share as reported	$0.85	$(0.72)	$2.37	$(1.10)
Additional compensation cost per share based on fair value recognition, net of tax	—	—	0.01	—

Diluted income (loss) per share as reported	$0.85	$(0.72)	$2.36	$(1.10)

6.	Long-Term Debt and Other Financing

On May 21, 2004, the Company completed the early redemption of the remaining $62.5 principal amount of its Senior Secured Notes due December 2004. In the three and six months ended June 30, 2004, the Company recognized a $2.9 charge, which was included in income (loss) from continuing operations, related to the early redemption.

On May 27, 2004, a subsidiary of the Company entered into a $300.0, three-year revolving credit facility with a syndicate of lenders expiring on May 27, 2007. The facility is secured by trade receivables, which the subsidiary purchases from AK Steel. The new facility also includes an option of two one-year renewals and replaces an existing accounts receivable credit facility that was to expire on September 30, 2004.

On June 17, 2004, the Company completed a $62.0 industrial revenue bond offering issued through the Ohio Air Quality Development Authority. The bonds have a floating interest rate, currently averaging 1.2%, and will mature on June 1, 2024. Proceeds from the offering will be used to finance construction of emission control equipment for the Middletown Works’ blast furnace and basic oxygen furnaces. The equipment is necessary to comply with recently established standards under the Clean Air Act. The net proceeds of $61.7 from the bond offering are held in a restricted trust and drawn as the Company makes qualifying expenditures. The Company has drawn $6.3 from the trust and, at June 30, 2004, the remaining funds of the bond offering of $55.4 are included in other noncurrent assets.

7.	Income Taxes

During the quarter ended June 30, 2004, the Company’s forecasted 2004 taxable income increased over the amounts previously estimated, due primarily to improved financial performance in continuing operations. As a result, the Company expects to use net operating loss carryforwards that were previously expected to expire unused which had been reduced by deferred tax valuation allowances recorded in prior years.

The utilization of these available net operating loss carryforwards will completely offset the provision for federal income taxes that would otherwise be payable on the gain from the sale of Douglas Dynamics, L.L.C. and Greens Port Industrial Park during the first and second quarters, respectively, and the income from those two discontinued operations during the first half of 2004 prior to their sale. As a result, an effective tax rate of approximately 3% has been applied, which is solely attributable to current and deferred state income taxes.

In addition, in the first half of 2004, the Company recorded an income tax benefit of $3.0 on income from continuing operations. Of this total benefit, approximately $3.2 is attributable to the utilization of the additional net operating loss carryforwards, partially offset by $0.2 of income tax expense.

Taxes on continuing and discontinued operations recorded through June 30, 2004 have been estimated based on year-to-date income and projected results for the second half of the year. The final effective tax rate to be applied to continuing and discontinued operations for 2004 will depend on the actual amount of taxable income generated by the Company for the full year and the amount of net operating loss carryforwards that ultimately will be utilized to offset that income.

8.	Discontinued Operations

On March 31, 2004, the Company sold Douglas Dynamics, L.L.C. for $264.0, before fees and expenses, and recognized a pre-tax gain of $208.3 ($202.1, after tax, or $1.86 per share) in the first six months. During the second quarter, the after tax gain increased by $27.2 as a result of the lower tax rate (see Note 7). On

April 9, 2004, the Company sold Greens Port Industrial Park for $75.0, before fees and expenses, and recognized a pre-tax gain of approximately $45.5 ($44.2, after tax, or $0.41 per share) in the second quarter of 2004. Both businesses were accounted for as discontinued operations. During the second quarter of 2004, the tax rate applied to book income and the gain on sale of these discontinued operations was reduced to approximately 3%, resulting in an increase in the Douglas Dynamics’ after tax gain and net income in the quarter. Results of these discontinued operations for the three and six months ended June 30, 2004 and 2003 included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Douglas Dynamics, L.L.C.:
Net sales	$—	$36.8	$22.7	$50.3
Income before taxes	—	11.1	6.2	11.5
Net Income	0.8	7.1	6.0	7.3

Greens Port Industrial Park:
Net sales	—	3.4	3.1	6.9
Income (loss) before taxes	(0.1)	2.1	2.0	4.3
Net Income	0.3	1.3	2.0	2.7

9.	Comprehensive Income (Loss)

Comprehensive income (loss), net of tax, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss)	$92.7	$(78.2)	$258.1	$(119.0)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(0.2)	1.3	0.5	2.2
Derivative instrument hedges, mark to market:
Gains (losses) arising in period	(3.1)	1.4	(1.2)	6.4
Reclass losses (gains) to net income (loss)	(1.5)	(2.8)	(1.5)	(5.8)
Unrealized gains/losses on securities:
Unrealized holding gains (losses) arising in period	(0.1)	2.3	(0.1)	1.0
Reclass losses (gains) to net income (loss)	(0.3)	0.1	(0.3)	(0.1)
Minimum pension liability adjustment	16.2	—	16.3	(0.4)

Comprehensive income (loss)	$103.7	$(75.9)	$271.8	$(115.7)

A 40% deferred tax rate is applied to derivative instrument hedges and unrealized gains and losses.

Accumulated other comprehensive loss is as follows:

	June 30, 2004	December 31, 2003
Foreign currency translation	$2.1	$1.6
Derivative instrument hedges	5.8	8.5
Unrealized losses on securities	—	0.4
Minimum pension liability	(197.2)	(213.5)

Accumulated other comprehensive loss	$(189.3)	$(203.0)

10.	Legal Proceedings

The following are updates to the Company’s descriptions of pending legal proceedings and environmental matters reported in its Annual Report on Form 10-K for the calendar year 2003 and its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004:

As previously reported, in April 2000 an action was filed in the United States District Court for the Southern District of Ohio by Bernard Fidel and others against the Company and certain of its directors and officers. The plaintiffs alleged material misstatements and omissions in the Company’s public disclosure about its business and operations. It previously was reported that the parties had entered into a settlement agreement which was subject to court approval. The Court subsequently approved the settlement agreement and, on July 12, 2004, entered a Final Judgment and Order of Dismissal with Prejudice in the case. As a result of the settlement and dismissal, all claims against the Company and its directors and officers relating to this matter have been resolved.

As previously reported, federal regulations promulgated pursuant to the Clean Water Act impose categorical pretreatment limits on the concentrations of various constituents in coke plant wastewater prior to discharge into publicly owned treatment works (“POTW”). Due to concentrations of ammonia and phenol in excess of these limits in wastewater from the Middletown Works, AK Steel, through the Middletown POTW, petitioned the EPA for “removal credits,” a type of compliance exemption, based on the Middletown POTW’s satisfactory treatment of the wastewater for ammonia and phenol. The EPA declined to review the petition on the grounds that it had not yet promulgated new sludge management rules. AK Steel thereupon sought and obtained from the United States District Court for the Southern District of Ohio an injunction prohibiting the EPA from instituting enforcement action against AK Steel for noncompliance with the pretreatment limitations, pending the EPA’s promulgation of the applicable sludge management regulations. Although the EPA has not yet promulgated the new sludge management rules, it has promulgated new pretreatment and effluent guidelines for the Iron & Steel industry with an effective date of October 17, 2005. These new rules will no longer require pretreatment limitations for ammonia and phenol. The Company believes that these new rules effectively preclude an enforcement action by the EPA against the Company for noncompliance with the pretreatment limitations. The Company and the EPA filed a joint stipulation of dismissal with the Court on April 2, 2004.

As previously reported, on April 18, 2003, the Department of Justice, on behalf of the EPA, issued a notice with respect to AK Steel’s Butler Works alleging certain noncompliance issues discovered during a multi-media inspection by EPA Region III and the Commonwealth of Pennsylvania in June and August 2000. The notice alleges that AK Steel failed to properly handle electric arc furnace dust in violation of RCRA Section 3005(a), 42 U.S.C. § 6925(a) and RCRA Section 3004, 42 U.S.C. § 6924, failed to properly repair and operate refrigeration equipment in violation of Section 608 of the Clean Air Act, 42 U.S.C. § 7671g, did not have a proper National Pollutant Discharge Elimination System permit for a stormwater outfall and failed to comply with certain RCRA inspection and training requirements. In May 2004, AK Steel and the EPA reached a tentative settlement on all issues. The settlement is subject to finalizing a consent decree satisfactory to both parties and includes a civil penalty of $1.2, of which $0.3 will be paid in cash and the balance through supplemental environmental projects.

11.	Supplemental Guarantor Information

AK Holding, along with AK Tube LLC and AKS Investments, Inc. (the “Guarantor Subsidiaries”), fully and unconditionally, jointly and severally guarantee the payment of interest, principal and premium, if any, on AK Steel’s 9% Senior Notes Due 2007, 8-7/8% Senior Notes Due 2008, 7-7/8% Senior Notes Due 2009 and 7-3/4% Senior Notes Due 2012. Prior to its sale on March 31, 2004, Douglas Dynamics, L.L.C. was also a Guarantor Subsidiary (see Note 8). Since Douglas Dynamics is no longer a guarantor, its results have been reclassified from Guarantor Subsidiaries to Other Subsidiaries. None of AK Steel’s other subsidiaries is a guarantor of these notes. The Company has determined that full financial statements and other disclosures concerning AK Holding and the Guarantor Subsidiaries would not be material to investors and, accordingly, those financial statements are not presented. The following supplemental consolidating financial statements present information about AK Holding, AK Steel, the Guarantor Subsidiaries and AK Steel’s other subsidiaries.

Statements of Operations

For the Three Months Ended June 30, 2004

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$1,221.4	$66.3	$57.6	$(33.5)	$1,311.8
Cost of products sold	0.1	1,069.5	57.1	34.3	(13.8)	1,147.2
Selling and administrative expenses	0.7	57.0	2.9	3.6	(9.8)	54.4
Depreciation	—	52.0	1.7	0.1	—	53.8

Total operating costs	0.8	1,178.5	61.7	38.0	(23.6)	1,255.4
Operating profit (loss)	(0.8)	42.9	4.6	19.6	(9.9)	56.4
Interest expense	—	27.2	—	3.0	(2.6)	27.6
Other income (expense)	—	(8.4)	0.9	4.6	1.5	(1.4)

Income (loss) before income taxes	(0.8)	7.3	5.5	21.2	(5.8)	27.4
Income tax provision	—	6.8	—	0.4	—	7.2

Income (loss) from continuing operations	(0.8)	0.5	5.5	20.8	(5.8)	20.2
Income from discontinued operations	—	0.3	—	0.8	—	1.1
Gain on sale of discontinued operations	—	71.4	—	—	—	71.4

Net income (loss)	$(0.8)	$72.2	$5.5	$21.6	$(5.8)	$92.7

Statements of Operations

For the Three Months Ended June 30, 2003

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$960.7	$23.3	$64.3	$(67.0)	$981.3
Cost of products sold	0.1	959.7	19.5	21.9	(27.0)	974.2
Selling and administrative expenses	0.5	91.7	1.4	3.7	(31.9)	65.4
Depreciation	—	56.2	0.7	—	—	56.9

Total operating costs	0.6	1,107.6	21.6	25.6	(58.9)	1,096.5
Operating profit (loss)	(0.6)	(146.9)	1.7	38.7	(8.1)	(115.2)
Interest expense	—	28.3	—	3.9	(3.7)	28.5
Other income (expense)	—	(4.7)	—	1.4	4.4	1.1

Income (loss) before income taxes	(0.6)	(179.9)	1.7	36.2	—	(142.6)
Income tax provision (benefit)	—	(56.3)	—	0.3	—	(56.0)

Income (loss) from continuing operations	(0.6)	(123.6)	1.7	35.9	—	(86.6)
Income from discontinued operations	—	1.3	—	7.1	—	8.4

Net income (loss)	$(0.6)	$(122.3)	$1.7	$43.0	$—	$(78.2)

Statement of Operations

For the Six Months Ended June 30, 2004

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$2,294.3	$128.6	$104.4	$(81.1)	$2,446.2
Cost of products sold	0.1	2,041.0	109.7	61.1	(38.3)	2,173.6
Selling and administrative expenses	1.6	110.9	5.9	6.7	(18.2)	106.9
Depreciation	—	104.3	3.4	0.1	—	107.8

Total operating costs	1.7	2,256.2	119.0	67.9	(56.5)	2,388.3
Operating profit (loss)	(1.7)	38.1	9.6	36.5	(24.6)	57.9
Interest expense	—	55.8	—	6.6	(5.1)	57.3
Other income (expense)	—	(13.8)	2.9	7.0	4.1	0.2

Income (loss) before income taxes	(1.7)	(31.5)	12.5	36.9	(15.4)	0.8
Income tax provision (benefit)	—	(3.9)	—	0.9	—	(3.0)

Income (loss) from continuing operations	(1.7)	(27.6)	12.5	36.0	(15.4)	3.8
Income from discontinued operations	—	2.0	—	6.0	—	8.0
Gain on sale of discontinued operations	—	246.3	—	—	—	246.3

Net income (loss)	$(1.7)	$220.7	$12.5	$42.0	$(15.4)	$258.1

Statements of Operations

For the Six Months Ended June 30, 2003

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$1,924.2	$45.4	$125.2	$(128.2)	$1,966.6
Cost of products sold	0.1	1,858.1	36.6	41.1	(49.7)	1,886.2
Selling and administrative expenses	1.0	177.5	3.6	6.6	(63.8)	124.9
Depreciation	—	112.4	1.4	—	—	113.8

Total operating costs	1.1	2,148.0	41.6	47.7	(113.5)	2,124.9
Operating profit (loss)	(1.1)	(223.8)	3.8	77.5	(14.7)	(158.3)
Interest expense	—	56.7	—	8.0	(7.6)	57.1
Other income (expense)	—	(9.6)	—	4.1	7.8	2.3

Income (loss) before income taxes	(1.1)	(290.1)	3.8	73.6	0.7	(213.1)
Income tax provision (benefit)	—	(84.7)	—	0.6	—	(84.1)

Income (loss) from continuing operations	(1.1)	(205.4)	3.8	73.0	0.7	(129.0)
Income from discontinued operations	—	2.7	—	7.3	—	10.0
Gain on sale of discontinued operations	—	—	—	—	—	—

Net income (loss)	$(1.1)	$(202.7)	$3.8	$80.3	$0.7	$(119.0)

Condensed Balance Sheets

As of June 30, 2004

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$250.7	$—	$16.1	$—	$266.8
Accounts receivable	—	47.9	28.5	516.8	(0.7)	592.5
Inventories	—	668.2	15.6	38.5	1.6	723.9
Deferred tax asset	—	104.4	—	0.6	—	105.0
Other current assets	0.2	25.2	0.4	0.8	—	26.6

Total Current Assets	0.2	1,096.4	44.5	572.8	0.9	1,714.8

Property, Plant and Equipment	—	4,741.8	71.0	11.5	—	4,824.3
Less accumulated depreciation	—	(2,446.9)	(11.8)	(8.0)	—	(2,466.7)

Property, plant and equipment, net	—	2,294.9	59.2	3.5	—	2,357.6

Other Assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	—	55.6
Intercompany accounts	892.6	(735.7)	178.8	239.2	(574.9)	—
Other investments	—	63.8	—	54.4	—	118.2
Goodwill	—	—	32.9	4.2	—	37.1
Other intangible assets	—	75.5	1.2	—	—	76.7
Deferred tax asset	—	811.0	—	—	—	811.0
Other assets	—	45.4	—	6.5	—	51.9

TOTAL ASSETS	$892.8	$3,651.3	$372.2	$880.6	$(574.0)	$5,222.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$292.1	$6.0	$9.7	$(0.7)	$307.1
Accrued liabilities	—	217.8	3.6	4.0	—	225.4
Current portion of pension and OPEB’s	—	147.4	—	—	—	147.4

Total Current Liabilities	—	657.3	9.6	13.7	(0.7)	679.9

Non-current Liabilities:
Long-term debt	—	1,260.0	—	—	—	1,260.0
Pension and OPEB’s	—	2,917.7	0.7	—	—	2,918.4
Other liabilities	—	137.5	—	2.5	2.5	142.5

Total Non-current Liabilities	—	4,315.2	0.7	2.5	2.5	4,320.9

TOTAL LIABILITIES	—	4,972.5	10.3	16.2	1.8	5,000.8

TOTAL STOCKHOLDERS’ EQUITY	892.8	(1,321.2)	361.9	864.4	(575.8)	222.1

TOTAL LIABILITIES AND EQUITY	$892.8	$3,651.3	$372.2	$880.6	$(574.0)	$5,222.9

Condensed Balance Sheets

As of December 31, 2003

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$42.9	$—	$11.8	$—	$54.7
Accounts receivable	—	23.2	24.8	351.3	—	399.3
Inventories	—	676.3	17.6	45.1	(8.1)	730.9
Deferred tax asset	—	98.4	—	0.6	—	99.0
Current assets held for sale	—	1.3	—	45.2	—	46.5
Other current assets	0.1	27.0	0.1	0.4	—	27.6

Total Current Assets	0.1	869.1	42.5	454.4	(8.1)	1,358.0

Property, Plant and Equipment		4,723.4	69.3	1.2	—	4,793.9
Less accumulated depreciation	—	(2,351.1)	(8.3)	(0.6)	—	(2,360.0)

Property, plant and equipment, net	—	2,372.3	61.0	0.6	—	2,433.9

Other Assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	—	55.6
Intercompany accounts	875.4	(780.9)	(122.7)	314.2	(286.0)	—
Other investments	—	53.2	—	56.8	—	110.0
Goodwill	—	—	32.9	4.2	—	37.1
Other intangible assets	—	78.9	1.4	—	—	80.3
Deferred tax asset	—	827.5	—	—	—	827.5
Non-current assets held for sale	—	28.6	—	36.9	—	65.5
Other assets	—	52.2	—	5.5	—	57.7

TOTAL ASSETS	$875.5	$3,500.9	$70.7	$872.6	$(294.1)	$5,025.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$—	$360.5	$4.2	$11.6	$—	$376.3
Accrued liabilities	—	176.7	2.6	2.6	—	181.9
Discontinued operations liabilities	—	0.9	—	15.9	—	16.8
Current portion of long-term debt	—	62.5	—	—	—	62.5
Current portion of pension and OPEB’s	—	141.4	—	—	—	141.4

Total Current Liabilities	—	742.0	6.8	30.1	—	778.9

Non-current Liabilities:
Long-term debt	—	1,197.8	—	—	—	1,197.8
Pension and OPEB’s	—	2,939.9	0.7	—	—	2,940.6
Discontinued operations liabilities	—	—	—	9.1	—	9.1
Other liabilities	—	149.6	—	2.4	—	152.0

Total Non-current Liabilities	—	4,287.3	0.7	11.5	—	4,299.5

TOTAL LIABILITIES	—	5,029.3	7.5	41.6	—	5,078.4

TOTAL STOCKHOLDERS’ EQUITY	875.5	(1,528.4)	63.2	831.0	(294.1)	(52.8)

TOTAL LIABILITIES AND EQUITY	$875.5	$3,500.9	$70.7	$872.6	$(294.1)	$5,025.6

Condensed Statements of Cash Flows

For the Six Months Ended June 30, 2004

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
Net cash flow from operating activities of continuing operations	$(1.3)	$36.2	$16.9	$(125.1)	$(22.6)	$(95.9)
Cash flows from investing activities:
Capital investments	—	(26.8)	(1.6)	(0.1)	—	(28.5)
Purchase of long-term investments	—	(0.7)	—	—	—	(0.7)
Proceeds from industrial bond drawdown	—	6.3	—	—	—	6.3
Proceeds from sale of businesses	—	337.5	—	—	—	337.5
Proceeds from sale of assets/investments	—	48.5	—	—	—	48.5
Other	—	(0.1)	—	0.1	—	—

Net cash flow from investing activities of continuing operations	—	364.7	(1.6)	—	—	363.1
Cash flows from financing activities:
Principal payment on retirement of debt	—	(62.5)	—	—	—	(62.5)
Premium/fees on retirement of debt	—	(2.2)	—	—	—	(2.2)
Fees related to new credit facilities	—	(3.0)	—	—	—	(3.0)
Purchase of treasury stock	(0.2)	—	—	—	—	(0.2)
Payment of common stock dividend	—	—	(2.9)	(2.9)	5.8	—
Intercompany activity	1.5	(126.2)	(12.4)	120.3	16.8	—
Other	—	(0.5)	—	0.6	—	0.1

Net cash flow from financing activities of continuing operations	1.3	(194.4)	(15.3)	118.0	22.6	(67.8)
Cash flow from discontinued operations	—	1.3	—	11.4	—	12.7

Net increase (decrease)	—	207.8	—	4.3	—	212.1
Cash and equivalents, beginning of period	—	42.9	—	11.8	—	54.7

Cash and equivalents, end of period	$—	$250.7	$—	$16.1	$—	$266.8

Condensed Statements of Cash Flows

For the Six Months Ended June 30, 2003

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
Net cash flow from operating activities of continuing operations	$(0.9)	$(111.9)	$2.9	$68.6	$(2.6)	$(43.9)
Cash flows from investing activities:
Capital investments	—	(40.1)	(1.2)	—	—	(41.3)
Purchase of long-term investments	—	(1.1)	—	—	—	(1.1)
Proceeds from sale of assets and investments	—	2.9	—	—	—	2.9
Other	—	—	—	(0.6)	—	(0.6)

Net cash flow from investing activities of continuing operations	—	(38.3)	(1.2)	(0.6)	—	(40.1)
Cash flows from financing activities:
Purchase of treasury stock	(0.6)	—	—	—	—	(0.6)
Intercompany activity	1.5	52.5	(1.7)	(54.9)	2.6	—
Other	—	(0.7)	—	2.2	—	1.5

Net cash flow from financing activities of continuing operations	0.9	51.8	(1.7)	(52.7)	2.6	0.9
Cash flow from discontinued operations	—	2.0	—	(8.5)	—	(6.5)

Net increase (decrease)	—	(96.4)	—	6.8	—	(89.6)
Cash and equivalents, beginning of period	—	276.0	—	6.5	—	282.5

Cash and equivalents, end of period	$—	$179.6	$—	$13.3	$—	$192.9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollars in millions, except per share and per ton data)

Results of Operations

AK Steel’s operations consist primarily of seven steelmaking and finishing plants that produce flat-rolled carbon steels, including premium quality coated, cold-rolled and hot-rolled products, and specialty stainless and electrical steels that are sold in slab, hot band, sheet and strip forms. Its operations also include AK Tube LLC, which further finishes flat-rolled steel into welded steel tubing, and European trading companies that buy and sell steel and steel products.

Steel shipments for the three months ended June 30, 2004 and 2003 were 1,565,100 tons and 1,399,000 tons, respectively. Shipments in the most recent quarter benefited from a robust spot market spurred by increased global demand, including strong demand from most of the Company’s domestic markets. Shipments for the six months ended June 30, 2004 and 2003 were 3,079,400 tons and 2,764,400 tons, respectively. The current year increase in tons shipped was primarily a result of strong demand from customers in the automotive, appliance, construction and manufacturing markets along with strong demand from spot market service center customers. For the three and six months ended June 30, 2004, value-added products comprised 94% of total shipments, up from 89% reported in the three and six months ended June 30, 2003 on significantly stronger shipments of coated and cold-rolled carbon steel products. A nearly doubling of tubular steel product shipments was the result of the acquisition of ArvinMeritor’s tubing facility in the third quarter of 2003. In addition, market conditions have improved in the stainless and electrical steel markets, resulting in a 10% increase in tons shipped over both the first quarter and first half of 2003.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(tons in thousands)	2004		2003		2004		2003
Stainless/electrical	258.3	16.5%	226.2	16.2%	497.9	16.2%	452.9	16.4%
Coated	838.7	53.6%	709.6	50.7%	1,648.3	53.5%	1,396.9	50.5%
Cold-rolled	323.8	20.7%	285.1	20.4%	640.1	20.8%	563.3	20.4%
Tubular	50.8	3.2%	27.9	2.0%	103.4	3.4%	52.7	1.9%

Subtotal value-added shipments	1,471.6	94.0%	1,248.8	89.3%	2,889.7	93.9%	2,465.8	89.2%
Hot-rolled	41.4	2.7%	74.6	5.3%	88.7	2.9%	159.9	5.8%
Secondary	52.1	3.3%	75.6	5.4%	101.0	3.2%	138.7	5.0%

Total shipments	1,565.1	100.0%	1,399.0	100.0%	3,079.4	100.0%	2,764.4	100.0%

For the quarter ended June 30, 2004, net sales were $1,311.8, a 34% increase from the $981.3 reported for the corresponding period in 2003. Average selling price per ton in the second quarter improved by 22% to $835 per ton, up from $682 per ton in the second quarter of 2003. Pricing benefited from a richer mix of value-added shipments, strong spot market pricing and raw material and energy surcharges. Six-month net sales in 2004 and 2003 were $2,446.2 and $1,966.6, respectively. Net sales increased in 2004 due to higher shipment volumes, improved product mix and higher spot market prices across all product lines. The Company’s average steel selling price increased from $692 per ton in the first six months of 2003 to $792 per ton in the first six months of 2004 due to general price increases and surcharges, both primarily on sales in the spot market. The price increases reflect the global increase in demand for steel, while the surcharges were imposed in response to unprecedented increases in the costs of energy, particularly natural gas, and certain key raw materials, including nickel, chrome, steel scrap, purchased carbon slabs, coal and coke.

The Company recorded operating profits in the three and six months ended June 30, 2004 of $56.4 and $57.9, respectively, compared to operating losses of $115.2 and $158.3 for three and six months ended June 30, 2003. The three and six-month improvements resulted from increased sales and lower operating and overhead costs that reflected the benefits of salaried workforce reductions and other cost containment efforts. However, sharply higher input costs in the second quarter of 2004 compared to the second quarter of 2003 included approximately $42.0 for increased scrap prices, along with higher costs for purchased slabs, natural gas, iron ore and coal which together totaled an increase of approximately $30.0 versus the same period in 2003. In the six months ended June 30, 2004 and 2003, LIFO charges of $57.0 and $20.7, respectively, reflected these continuously increasing costs for key raw materials and energy, as well as higher employee benefit costs. Operating profit for the three and six months ended June 30, 2004 was also impacted by $18.0 of expenses related to blast furnace outages. The six-month 2003 operating loss was impacted by $11.4 for blast furnace outages, $4.1 for equipment write-off and $4.8 related to costs incurred in an attempted acquisition of another steel company.

On May 21, 2004, the Company completed the early redemption of the remaining $62.5 principal amount of its Senior Secured Notes due December 2004. In the three and six months ended June 30, 2004, the Company recognized a $2.9 charge, which was included in income (loss) from continuing operations, related to the early redemption.

During the quarter ended June 30, 2004, the Company’s forecasted 2004 taxable income increased over the amounts previously estimated, due primarily to improved financial performance in continuing operations. As a result, the Company expects to use net operating loss carryforwards that were previously expected to expire and had been reduced by deferred tax valuation allowances recorded in prior years.

The utilization of these available net operating loss carryforwards will completely offset the provision for federal income taxes that would otherwise be payable on the gain from the sale of Douglas Dynamics, L.L.C. and Greens Port Industrial Park during the first and second quarters, respectively, and the income from those two discontinued operations during the first half of 2004 prior to their sale. As a result, an effective tax rate of approximately 3% has been applied, which is solely attributable to current and deferred state income taxes.

In addition, in the first half of 2004, the Company recorded an income tax benefit of $3.0 on income from continuing operations. Of this total benefit, approximately $3.2 is attributable to the utilization of net operating loss carryforwards, partially offset by $0.2 of income tax expense.

Taxes on continuing and discontinued operations recorded through June 30, 2004 have been estimated based on year-to-date income and projected results for the second half of the year. The final effective tax rate to be applied to continuing and discontinued operations for 2004 will depend on the actual amount of taxable income generated by the Company for the full year and the amount of net operating loss carryforwards that ultimately can be utilized to offset that income.

On March 31, 2004, the Company sold Douglas Dynamics, L.L.C. for $264.0, before fees and expenses, and recognized a pre-tax gain of $208.3 ($202.1, after tax, or $1.86 per share) in the first six months. On April 9, 2004, the Company sold Greens Port Industrial Park for $75.0, before fees and expenses, and recognized a pre-tax gain of approximately $45.5 ($44.2, after tax, or $0.41 per share) in the second quarter. Both businesses were accounted for as discontinued operations and together generated after-tax income of $1.1 and $8.4 during the second quarters of 2004 and 2003, respectively, and $8.0 and $10.0 during the first six months of 2004 and 2003, respectively. During the second quarter of 2004, the tax rate applied to book income and the gain on sale of discontinued operations was reduced to approximately 3%, resulting in an increase in net income and the Douglas Dynamics’ gain for the quarter.

The Company’s net income in the three and six months ended June 30, 2004 was $92.7, or $0.85 per share, and $258.1, or $2.37 per share, respectively. In the three and six months ended June 30, 2003, the Company generated net losses of $78.2, or $0.72 per share, and $119.0, or $1.10 per share, respectively. The 2004 favorable variance was primarily due to the gain on the sale of discontinued operations and improved operating results.

Outlook

The Company expects high spot market pricing to continue in the third quarter due to strong domestic and global demand, previously announced increases in spot market selling prices and raw material and energy surcharges. Total shipments are expected to be approximately, 1,525,000 tons, slightly below second quarter levels due principally to a reduction in demand from contract customers due to seasonal automotive industry maintenance outages, partially offset by increased shipments to the spot market. Shipments of stainless and electrical steels are expected to remain strong.

The Company expects third quarter input costs to increase, due primarily to higher prices for energy and raw materials. These increased costs are expected to offset nearly all of the expected benefits of higher pricing. Overall, the Company expects modestly improved operating results in the third quarter as compared to the second quarter of 2004. In addition, maintenance outage costs will be lower by approximately $13.0 because no blast furnace outages are planned.

The Company purchases approximately 40% of the iron ore consumed by its blast furnaces from Iron Ore of Canada (IOC). On July 19, 2004, IOC advised the Company that it was suspending further shipments of iron ore due to a labor strike at its facilities. The Company currently has on hand or in transit approximately a four-month supply of IOC-produced iron ore and is continuing to receive shipments of iron ore at customary levels from its other suppliers. However, due to high worldwide demand for iron ore, those suppliers may be unable to increase the amount of iron ore they are able to supply to the Company. At present, the Company cannot predict the likely duration of the IOC strike or the likelihood, or cost of obtaining iron ore from other sources in the event the strike continues beyond four months. The Company is currently evaluating measures it might take to mitigate the adverse effects of a prolonged strike at IOC, including increasing its purchases of carbon slabs and adjusting its steelmaking operations to reduce the volume of iron ore consumed by its blast furnaces and increase the volume of steel scrap consumed by its basic oxygen furnaces. Notwithstanding these measures, if the IOC strike continues for more than four months and the Company is unable to procure an increased supply of iron ore from other sources, the Company’s operating results could be materially adversely affected.

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

Under its method of accounting for pension and other postretirement benefit plans, the Company recognizes into income (loss), as a fourth quarter adjustment, any unrecognized actuarial gains and losses that exceed 10% of the larger of projected benefit obligations or plan assets. Prevailing interest rates on the fourth quarter measurement date are one of the factors used to determine the Company’s year-end liability, fourth quarter corridor charge and subsequent year’s expense for these benefit plans. At this time, because factors influencing the determination of plan liabilities and expenses are likely to change, the Company cannot reasonably estimate the amount of a fourth quarter charge, if one is necessary.

Liquidity and Capital Resources

On May 27, 2004, a subsidiary of the Company entered into a $300.0, three-year revolving credit facility with a syndicate of lenders, expiring on May 27, 2007. The facility is secured by trade receivables, which the subsidiary purchases from AK Steel. The new facility also includes an option of two one-year renewals and replaces an existing accounts receivable credit facility that was to expire on September 30, 2004.

At June 30, 2004, the Company had $266.8 of cash and cash equivalents, $174.3 of availability under the new $300.0 trade receivable revolving credit facility and $293.5 of availability under a $400.0 inventory credit facility. At June 30, 2004, there were no outstanding borrowings under either credit facility. Total availability under these facilities was reduced by $153.4 of outstanding letters of credit and reduced pools of eligible collateral. Availability under each facility fluctuates monthly with changes in the levels of eligible receivables and inventories. The Company believes it has adequate liquidity to meet anticipated cash needs for capital investments, working capital, employee benefit obligations, debt service and the funding of operations.

Cash used by operations totaled $95.9 for the six months ended June 30, 2004. Net cash generated by the Company’s operations was more than offset by $217.5 of cash used to increase net working capital. Accounts receivables rose as a result of higher sales related to increased volumes and higher prices, including surcharges realized primarily on spot market sales. Inventories declined slightly year-to-date, while accounts payables decreased due to more rapid payment for certain raw materials that have been subject to sharply increasing demand.

During the six months ended June 30, 2004, cash generated by investing activities totaled $363.1, primarily due to $337.5 from the sales of Douglas Dynamics and Greens Port Industrial Park. In the first six months of 2004, the Company used $28.5 for capital investments. Capital spending for the year 2004 is expected to total approximately $100.0.

On June 17, 2004, the Company completed a $62.0 industrial revenue bond offering issued through the Ohio Air Quality Development Authority. The bonds have a floating interest rate, currently averaging 1.2% and will mature on June 1, 2024. Net proceeds from the offering will be used to finance construction of emission control equipment for the Middletown Works’ blast furnace and basic oxygen furnaces. The equipment is necessary to comply with recently established standards under the Clean Air Act. Proceeds from the bond offering are held in a restricted trust and drawn as the Company makes qualifying expenditures. The Company has drawn $6.3 from the trust and, at June 30, 2004, the remaining net proceeds of the bond offering of $55.4 are included in other noncurrent assets.

During the six months ended June 30, 2004, cash flows from financing activities used $67.8, including $64.7 of principal, premium and fees for the early redemption of the remaining $62.5 of the Senior Secured Notes due December 2004.

The Company has no scheduled debt maturities before 2007. In addition, the Pension Funding Equity Act of 2004 was signed into law in April 2004. This legislation reduces the Company’s funding obligations during the next two years by increasing the discount rate used to value pension plans and deferring deficit reduction contributions. The Company was under no obligation to fund its pension trusts in 2004 and expects that, as a result of the newly enacted legislation, it will have no pension funding obligation in 2005. The amount of the Company’s annual pension funding obligations after 2005 will depend on pension plan investment performance, interest rates and other factors, and could be substantial. Based upon estimates provided by the Company’s independent actuary, the Company currently expects that pension contributions in 2006 could total approximately $300.0.

Forward-Looking Statements

Certain statements in this Form 10-Q, including but not limited to those set forth in this Management’s Discussion and Analysis section under the captions entitled “Outlook,” and “Liquidity and Capital Resources” as well as in Note 7 to the Consolidated Financial Statements, reflect management’s estimates and beliefs and are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions readers that such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management. In addition to those noted in the statements themselves, these factors include, but are not limited to, the following:

•	risks of recessionary conditions in the general economy and in the cyclical steel industry;

•	reduced domestic automotive production;

•	changes in demand for the Company’s products;

•	unanticipated plant outages, equipment failures or labor difficulties;

•	actions by the Company’s domestic and foreign competitors, their employees and labor unions;

•	interest rate volatility and declining prices in the securities markets, which affect pension plan assets and the calculation of pension and other postretirement benefit obligations and expenses;

•	continuing escalation in medical cost trend rates that affects active employee and retiree benefit expenses;

•	unanticipated increases in the prices for, or disruptions in the supply of, raw materials and energy, particularly natural gas, scrap, coal and purchased carbon slabs;

•	unexpected outcomes of major litigation, environmental issues and other contingencies;

•	changes in the application or scope of environmental regulations applicable to the Company;

•	changes in the United States trade policy and governmental actions with respect to imports, particularly the possible impact of restrictions or tariffs on the importation of carbon slabs;

•	timely completion of business or asset purchases and sales, including receipt of regulatory agency approvals; and

•	that future expected cost savings from a business combination or cost reduction initiatives may not be realized.

Except as required by law, the Company disclaims any obligation to update any forward-looking statements to reflect future developments or events.

Item 4.	Controls and Procedures

With the participation of management, the Company’s chief executive officer and its chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2004. Based upon this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of June 30, 2004.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The following is an update to the Company’s descriptions of pending legal proceedings reported in its Annual Report on Form 10-K for the calendar year 2003 and its Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2004:

As previously reported, in April 2000 an action was filed in the United States District Court for the Southern District of Ohio by Bernard Fidel and others against the Company and certain of its directors and officers. The plaintiffs alleged material misstatements and omissions in the Company’s public disclosure about its business and operations. It previously was reported that the parties had entered into a settlement agreement which was subject to court approval. The Court subsequently approved the settlement agreement and, on July 12, 2004, entered a Final Judgment and Order of Dismissal with Prejudice in the case. As a result of the settlement and dismissal, all claims against the Company and its directors and officers relating to this matter have been resolved.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1 through 30, 2004	7,964	$6.17	0
May 1 through 31, 2004	4,762	$4.38	0
June 1 through 30, 2004	185	$4.46	0

Total	12,911	$5.49	0	$59.5

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

On April 25, 2000, the Company announced that its Board of Directors had authorized the Company to repurchase, from time to time, up to $100.0 of its outstanding equity securities. The Company has not repurchased stock under this program since the third quarter of 2000 and cannot currently reacquire stock under a covenant contained in the instruments governing its outstanding senior debt.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on May 3, 2004. The sole item of business at the meeting was the election of directors. All nine nominees were elected. The following sets forth the voting results:

	Votes For	Votes Withheld
Richard A. Abdoo	96,044,472	4,605,510
Donald V. Fites	97,986,846	2,663,136
Dr. Bonnie G. Hill	96,012,421	4,637,560
Robert H. Jenkins	96,029,807	4,620,174
Lawrence A. Leser	95,873,597	4,776,384
Daniel J. Meyer	97,932,371	2,717,610
Shirley D. Peterson	98,810,477	1,839,504
Dr. James A. Thomson	97,853,665	2,796,316
James L. Wainscott	98,920,705	1,729,276

Item 5.	Other Information

The following are updates to the Company’s descriptions of pending environmental matters reported in its Annual Report on Form 10-K for the calendar year 2003 and Form 10-Q for the quarterly period ended March 31, 2004:

As previously reported, federal regulations promulgated pursuant to the Clean Water Act impose categorical pretreatment limits on the concentrations of various constituents in coke plant wastewater prior to discharge into publicly owned treatment works (“POTW”). Due to concentrations of ammonia and phenol in excess of these limits in wastewater from the Middletown Works, AK Steel, through the Middletown POTW, petitioned the EPA for “removal credits,” a type of compliance exemption, based on the Middletown POTW’s satisfactory treatment of the wastewater for ammonia and phenol. The EPA declined to review the petition on the grounds that it had not yet promulgated new sludge management rules. AK Steel thereupon sought and obtained from the United States District Court for the Southern District of Ohio an injunction prohibiting the EPA from instituting enforcement action against AK Steel for noncompliance with the pretreatment limitations, pending the EPA’s promulgation of the applicable sludge management regulations. Although the EPA has not yet promulgated the new sludge management rules, it has promulgated new pretreatment and effluent guidelines for the Iron & Steel industry with an effective date of October 17, 2005. These new rules will no longer require pretreatment limitations for ammonia and phenol. The Company believes that these new rules effectively preclude an enforcement action by the EPA against the Company for noncompliance with the pretreatment limitations. The Company and the EPA filed a joint stipulation of dismissal with the Court on April 2, 2004.

As previously reported, on April 18, 2003, the Department of Justice, on behalf of the EPA, issued a notice with respect to AK Steel’s Butler Works alleging certain noncompliance issues discovered during a multi-media inspection by EPA Region III and the Commonwealth of Pennsylvania in June and August 2000. The notice alleges that AK

Steel failed to properly handle electric arc furnace dust in violation of RCRA Section 3005(a), 42 U.S.C. § 6925(a) and RCRA Section 3004, 42 U.S.C. § 6924, failed to properly repair and operate refrigeration equipment in violation of Section 608 of the Clean Air Act, 42 U.S.C. § 7671g, did not have a proper National Pollutant Discharge Elimination System permit for a stormwater outfall and failed to comply with certain RCRA inspection and training requirements. In May 2004, AK Steel and the EPA reached a tentative settlement on all issues. The settlement is subject to finalizing a consent decree satisfactory to both parties and includes a civil penalty of $1.2, of which, $0.3 will be paid in cash and the balance through supplemental environmental projects.

Item 6.	Exhibits and Reports on Form 8-K

A.	Exhibits.

Exhibit 31.1.	Section 302 Certification of Chief Executive Officer

Exhibit 31.2.	Section 302 Certification of Chief Financial Officer

Exhibit 32.1.	Section 906 Certification of Chief Executive Officer

Exhibit 32.2.	Section 906 Certification of Chief Financial Officer

B.	Reports on Form 8-K.

The following reports on Form 8-K were filed in the quarter ended June 30, 2004 to disclose information pursuant to Item 5:

Item Reported	Date
Sale of Douglas Dynamics, L.L.C. Completed	April 1, 2004
Sale of Greens Port Industrial Park Completed	April 12, 2004
Plans to Release Earnings and Conduct an Analyst Conference Call	April 16, 2004
Early Redemption of Senior Secure Notes Completed	May 25, 2004
New $300 Million Revolving Credit Facility Negotiated	June 1, 2004
$62 Million Industrial Revenue Bonds Issued	June 18, 2004

The following reports on Form 8-K were filed in the quarter ended June 30, 2004 to furnish information pursuant to Item 12:

Item Reported	Date
First Quarter Financial Results	April 20, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the following duly authorized person.

AK Steel Holding Corporation
(Registrant)

Date August 5, 2004	/s/ ALBERT E. FERRARA, JR.
Albert E. Ferrara, Jr.,
Vice President, Finance and Chief Financial Officer

Date August 5, 2004	/s/ ROGER K. NEWPORT
Roger K. Newport
Controller and Chief Accounting Officer