Form 10-Q
period 2004-09-30
AK STEEL HOLDING CORP
filed 2004-11-04
CIK 918160

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

108,746,650 shares of common stock

(as of November 4, 2004)

AK STEEL HOLDING CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AK STEEL HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in millions, except per share data)

(unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	$1,337.3	$1,021.1	$3,783.5	$2,987.7
Cost of products sold (exclusive of items shown below)	1,142.3	1,026.2	3,315.9	2,912.4
Selling and administrative expenses	49.3	61.3	156.2	186.2
Depreciation	51.2	57.4	159.0	171.2
Goodwill impairment	—	101.2	—	101.2

Total operating costs	1,242.8	1,246.1	3,631.1	3,371.0

Operating profit (loss)	94.5	(225.0)	152.4	(383.3)
Interest expense	26.6	30.3	83.9	87.4
Other income	0.5	0.8	0.7	3.1

Income (loss) from continuing operations before income taxes	68.4	(254.5)	69.2	(467.6)
Income tax provision (benefit) (Note 7)	(50.2)	31.5	(53.2)	(52.6)

Income (loss) from continuing operations	118.6	(286.0)	122.4	(415.0)

Discontinued operations (Note 8):
Income (loss) from discontinued operations, net of tax	(1.1)	8.5	6.9	18.5
Gain (loss) on sale of discontinued operations, net of tax	(34.4)	—	211.9	—

Net income (loss)	$83.1	$(277.5)	$341.2	$(396.5)

Income (loss) per share (Note 2):
Basic income (loss) per share:
Income (loss) from continuing operations	$1.09	$(2.64)	$1.13	$(3.83)
Income (loss) from discontinued operations	(0.01)	0.08	0.06	0.17
Gain (loss) on sale of discontinued operations	(0.32)	—	1.95	—

Net income (loss)	$0.76	$(2.56)	$3.14	$(3.66)

Diluted income (loss) per share:
Income (loss) from continuing operations	$1.09	$(2.64)	$1.12	$(3.83)
Income (loss) from discontinued operations	(0.01)	0.08	0.06	0.17
Gain (loss) on sale of discontinued operations	(0.32)	—	1.95	—

Net income (loss)	$0.76	$(2.56)	$3.13	$(3.66)

Common shares and common share equivalents outstanding (weighted average in millions):
Basic	108.8	108.5	108.7	108.5
Diluted	109.2	108.5	109.0	108.5

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	(unaudited) September 30, 2004	December 31, 2003
ASSETS

Current Assets:
Cash and cash equivalents	$313.9	$54.7
Accounts receivable	674.7	399.3
Inventories (Note 3)	734.5	730.9
Deferred tax asset (Note 7)	172.1	99.0
Current assets held for sale (Note 8)	—	46.5
Other current assets	29.8	27.6

Total Current Assets	1,925.0	1,358.0

Property, Plant and Equipment (Note 6)	4,837.8	4,793.9
Less accumulated depreciation	(2,513.7)	(2,360.0)

Property, plant and equipment, net	2,324.1	2,433.9

Other Assets:
Restricted proceeds from industrial revenue bond offering (Note 6)	52.5	—
Investment in AFSG Holdings, Inc.	55.6	55.6
Other investments	65.1	110.0
Goodwill	37.1	37.1
Other intangible assets	76.6	80.3
Deferred tax asset (Note 7)	769.2	827.5
Non-current assets held for sale (Note 8)	—	65.5
Other assets	47.9	57.7

TOTAL ASSETS	$5,353.1	$5,025.6

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$349.0	$376.3
Accrued liabilities	216.5	181.9
Current liabilities of discontinued operations (Note 8)	—	16.8
Current portion of long-term debt	—	62.5
Current portion of pension and other postretirement benefit obligations	147.4	141.4

Total Current Liabilities	712.9	778.9

Non-current Liabilities:
Long-term debt	1,260.1	1,197.8
Pension and other postretirement benefit obligations	2,933.8	2,940.6
Non-current liabilities of discontinued operations (Note 8)	—	9.1
Other liabilities	140.8	152.0

Total Non-current Liabilities	4,334.7	4,299.5

TOTAL LIABILITIES	5,047.6	5,078.4

Stockholders’ Equity (Deficit):
Common stock, authorized 200,000,000 shares of $.01 par value each; issued 2004, 117,330,612 shares, 2003, 117,082,911 shares; outstanding 2004, 108,776,157 shares, 2003, 108,577,655 shares	1.2	1.2
Additional paid-in capital	1,819.9	1,815.9
Treasury stock, common shares at cost 2004, 8,554,455 shares; 2003, 8,505,256 shares	(122.9)	(122.7)
Accumulated deficit	(1,203.0)	(1,544.2)
Accumulated other comprehensive loss (Note 9)	(189.7)	(203.0)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	305.5	(52.8)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$5,353.1	$5,025.6

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

(unaudited)	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$341.2	$(396.5)
Depreciation and amortization	169.6	179.1
Deferred income taxes	(59.8)	(49.5)
Pension and other postretirement benefit expense in excess of payments	29.5	85.5
Goodwill impairment	—	101.2
Exclusion of income from and gain on sale of discontinued operations	(218.8)	(18.5)
Working capital	(280.0)	(43.3)
Other	(8.4)	8.4

Net cash flows from operating activities of continuing operations	(26.7)	(133.6)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	(49.3)	(61.6)
Purchase of investments and businesses	(1.7)	(68.3)
Proceeds from draw on industrial revenue bond restricted cash	9.2	—
Proceeds from sale of businesses	333.6	—
Proceeds from sale of other assets and investments	49.8	4.6

Net cash flows from investing activities of continuing operations	341.6	(125.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payment on retirement of long-term debt	(62.5)	—
Premium and fees on retirement of long-term debt	(2.2)	—
Proceeds on issuance of debt	—	50.0
Fees related to new credit facilities or new debt	(3.5)	(9.4)
Purchase of treasury stock	(0.2)	(0.6)
Other	0.2	0.8

Net cash flows from financing activities of continuing operations	(68.2)	40.8
Cash flows from discontinued operations	12.5	(5.4)

Net increase (decrease) in cash and cash equivalents	259.2	(223.5)
Cash and cash equivalents, beginning of period	54.7	282.5

Cash and cash equivalents, end of period	$313.9	$59.0

Supplemental disclosure of cash flow information:

Net cash paid during the period for:
Interest, net of capitalized interest	$79.2	$80.1
Income taxes	8.6	2.4

Supplemental disclosure of non-cash investing and financing activities:
Issuance of restricted stock	$1.3	$5.3
Restricted investment of net proceeds from industrial revenue bond issue	61.7	—

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share data)

1.	Basis of Presentation

In the opinion of the management of AK Steel Holding Corporation (“AK Holding”) and AK Steel Corporation (“AK Steel”, and together with AK Holding, the “Company”), the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2004, the results of its operations for the three and nine-month periods ended September 30, 2004 and 2003, and cash flows for the nine-month periods ended September 30, 2004 and 2003. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2003.

2.	Earnings Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Income (loss) for calculation of basic earnings per share:
Income (loss) from continuing operations	$118.6	$(286.0)	$122.4	$(415.0)
Income (loss) from discontinued operations	(1.1)	8.5	6.9	18.5
Gain (loss) on sale of discontinued operations	(34.4)	—	211.9	—

Net income (loss)	$83.1	$(277.5)	$341.2	$(396.5)

Weighted average common shares (in millions)	108.8	108.5	108.7	108.5

Basic income (loss) per share:
Income (loss) from continuing operations	$1.09	$(2.64)	$1.13	$(3.83)
Income (loss) from discontinued operations	(0.01)	0.08	0.06	0.17
Gain (loss) on sale of discontinued operations	(0.32)	—	1.95	—

Net income (loss) per share	$0.76	$(2.56)	$3.14	$(3.66)

Income (loss) for calculation of diluted earnings per share:
Income (loss) from continuing operations	$118.6	$(286.0)	$122.4	$(415.0)
Income (loss) from discontinued operations	(1.1)	8.5	6.9	18.5
Gain (loss) on sale of discontinued operations	(34.4)	—	211.9	—

Net income (loss)	$83.1	$(277.5)	$341.2	$(396.5)

Weighted average common shares (in millions)	108.8	108.5	108.7	108.5
Dilutive common stock options outstanding	0.4	—	0.3	—

Common shares outstanding as adjusted	109.2	108.5	109.0	108.5

Diluted income (loss) per share:
Income (loss) from continuing operations	$1.09	$(2.64)	$1.12	$(3.83)
Income (loss) from discontinued operations	(0.01)	0.08	0.06	0.17
Gain (loss) on sale of discontinued operations	(0.32)	—	1.95	—

Net income (loss) per share	$0.76	$(2.56)	$3.13	$(3.66)

Potentially issuable common shares (in millions) excluded from earnings per share calculation due to antidilutive effect	4.4	4.2	4.5	4.2

3.	Inventories

Inventories are valued at the lower of cost or market. The cost of the majority of inventories is measured on the last in, first out (LIFO) method. Other inventories are measured principally at average cost.

	September 30, 2004	December 31, 2003
Finished and semi-finished	$704.7	$641.8
Raw materials	252.8	180.0

Total cost	957.5	821.8
Adjustment to state inventories at LIFO value	(223.0)	(90.9)

Net inventories	$734.5	$730.9

4.	Pension and Other Postretirement Benefits

Net periodic benefit costs for pension and other postretirement benefits were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Pension Benefits
Service cost	$8.1	$8.3	$24.0	$24.9
Interest cost	55.0	56.5	166.8	168.7
Expected return on assets	(51.1)	(51.6)	(153.3)	(154.8)
Amortization of prior service cost	3.1	3.9	9.4	11.7
Amortization of loss	7.8	4.6	37.5	19.2
Settlement/curtailment	—	0.5	5.5	0.5

Net periodic benefit cost	$22.9	$22.2	$89.9	$70.2

Other Postretirement Benefits
Service cost	$4.0	$3.6	$11.9	$10.8
Interest cost	30.5	31.7	91.8	95.2
Expected return on assets	—	(0.1)	—	(0.4)
Amortization of prior service cost	(2.4)	(3.8)	(7.1)	(11.5)
Amortization of loss	0.9	3.3	4.6	10.0

Net periodic benefit cost	$33.0	$34.7	$101.2	$104.1

The increase in pension net periodic benefit cost for the nine months ended September 30, 2004 was due primarily to recognition of settlement, curtailment and actuarial losses related to the early retirement of participants in the Company’s non-qualified pension plan. As previously reported, the Company expects the total contribution to be approximately $45.0 and $146.0 for its pension plans and other postretirement plans, respectively, in 2004.

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

Under its method of accounting for pension and other postretirement benefit plans, the Company recognizes into income (loss), as a fourth quarter adjustment, any unrecognized actuarial gains and losses that exceed 10% of the larger of projected benefit obligations or plan assets (the “corridor”). Prevailing interest rates on the fourth quarter measurement date are one of the factors used to determine the Company’s year-end liability, fourth quarter corridor charge and subsequent year’s expense for these benefit plans. Based on current assumptions for prevailing interest rates and on other relevant assumptions made by the Company, the pre-tax effect of a 2004 fourth quarter non-cash pension charge would be approximately $190.0. In addition, the pre-tax effect of a 2004 fourth quarter non-cash charge related to other postretirement benefit plans would be approximately $176.0. Also, the Company anticipates a credit to equity of approximately $14.0 as part of the adjustments necessary to recognize the minimum pension liability as required under current accounting rules. However, at this time, because factors influencing the determination of plan liabilities and expenses may change, the Company cannot reasonably determine with certainty the actual amount of these fourth quarter charges. Under current assumptions, the Company is not required to make any pension contributions until 2006, when it estimates approximately $300.0 would need to be contributed during the year. The amount of the 2006 contribution, if one is necessary, will depend on, among other things, the investment performance of the pension funds and any potential legislative changes to existing funding requirements. The Company intends to contribute $150.0 million to the pension fund during the first quarter of 2005, thus reducing the amount of the 2006 estimated contribution by approximately 50%.

The Company provides healthcare benefits to most of its employees and retirees. The total projected future benefit obligation of the Company with respect to payments for healthcare benefits is accounted for as “Other Benefits” in the Company’s consolidated financial statements. The net amount recognized by the Company as of the end of 2003 for future payment of such “Other Benefits” was approximately $1.9 billion.

Accounting for retiree healthcare benefits requires the use of actuarial methods and assumptions, including assumptions about current employees’ future retirement dates, the anticipated mortality rate of retirees, anticipated future increases in healthcare costs and the obligations of the Company under future collective bargaining agreements with respect to healthcare benefits for retirees. Changing any of these assumptions could have a material impact on the calculation of the Company’s total obligation for future healthcare benefits. For example, the Company’s calculation of its future retiree healthcare benefit obligation as of the end of 2003 assumed that the Company would continue to provide healthcare benefits to current and future retirees at approximately the same level of such benefits as are currently being provided to retirees. If this assumption is altered, it could have a material effect on the calculation of the Company’s total future retiree healthcare benefit obligation. This assumption could be altered as a result of one or more developments.

First, retirees could consent to a change in the current level of healthcare benefits provided to them. Second, in certain instances, the union which represented a particular group of retirees when they were employed by the Company could in the course of negotiations with the Company accept such a change. Third, in certain instances, at or following the expiration of a collective bargaining agreement which affects the Company’s obligation to provide healthcare benefits to retired employees, the Company could take action to modify or terminate the benefits provided to those retirees without the agreement of those retirees or the union, subject to the right of the union subsequently to bargain to alter or reverse such action by the Company. The precise circumstances under which retiree healthcare benefits may be altered unilaterally or by agreement with a particular union vary depending on the terms of the relevant collective bargaining agreement.

The Company is unable to estimate at this time the likely favorable impact that potential changes to the nature and/or scope of its obligation to provide healthcare benefits may have on the calculation of its total future healthcare benefit obligations. Any attempt to make such a calculation would involve significant assumptions and would be subject to substantial uncertainties. That would include (1) changes in the assumptions which underlie the calculations, such as assumptions about current employees’ future retirement dates, the anticipated mortality rate of retirees, and future increases in health care costs, (2) uncertainties as to the extent to which retirees will consent to changes to their healthcare benefits, or that the unions will agree to, or not take action to oppose, such changes in the course of negotiations of new collective bargaining agreements, and (3) uncertainties as to the outcome of arbitrations or litigation that might be initiated by retirees or their unions over this issue.

5.	Common Stock Compensation

Common stock compensation expense related to restricted stock awards granted under the Company’s Stock Incentive Plan (“SIP”) was $0.7 and $1.2 for the three-month periods ended September 30, 2004 and 2003, respectively, and $5.8 and $4.1 for the nine-month periods ended September 30, 2004 and 2003, respectively. The Company uses the intrinsic value method to account for nonqualified stock options granted under the SIP. Had compensation expense for the Company’s stock option plans been determined based on the fair value method, the Company’s net income (loss) and basic and diluted income (loss) per share would have been adjusted as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss) as reported	$83.1	$(277.5)	$341.2	$(396.5)
Additional compensation cost based on fair value recognition, net of tax	0.4	0.5	1.1	1.7

Net income (loss) as adjusted	$82.7	$(278.0)	$340.1	$(398.2)

Basic income (loss) per share as reported	$0.76	$(2.56)	$3.14	$(3.66)
Additional compensation cost per share based on fair value recognition, net of tax	—	—	(0.01)	(0.01)

Basic income (loss) per share as adjusted	$0.76	$(2.56)	$3.13	$(3.67)

Diluted income (loss) per share as reported	$0.76	$(2.56)	$3.13	$(3.66)
Additional compensation cost per share based on fair value recognition, net of tax	—	—	(0.01)	(0.01)

Diluted income (loss) per share as adjusted	$0.76	$(2.56)	$3.12	$(3.67)

6.	Long-Term Debt and Other Financing

On May 21, 2004, the Company completed the early redemption of the remaining $62.5 principal amount of its Senior Secured Notes due December 2004. In the nine months ended September 30, 2004, the Company recognized a $2.9 charge, which was included in income (loss) from continuing operations, related to the early redemption.

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

On June 17, 2004, the Company completed a $62.0 industrial revenue bond offering issued through the Ohio Air Quality Development Authority. The bonds have a floating interest rate, 1.78% at September 30, 2004, and will mature on June 1, 2024. Proceeds from the offering will be used to finance construction of emission control equipment for the Middletown Works’ blast furnace and basic oxygen furnaces. The equipment is necessary to comply with recently established standards under the Clean Air Act, which will become effective in May 2006. The net proceeds of $61.7 from the bond offering were placed in a restricted fund and are drawn as the Company makes qualifying expenditures. As of September 30, 2004, the Company has drawn $9.2 from the trust and the remaining proceeds of $52.5 are included in other noncurrent assets.

On July 29, 2004, the Commonwealth of Kentucky provided the Company with the ability to receive tax incentives of up to $40.0 over a ten-year period for the installation of a vacuum degasser and caster modifications at its Ashland Works facility under the Kentucky Industrial Revitalization Act Tax Credit Program (KIRA). Under KIRA, a portion of employee payroll tax withholdings for Kentucky and local taxes are kept by the Company rather than submitted to the taxing authorities. Through September 30, 2004, the Company has accumulated $0.3 in withholdings, which is included as a reduction of plant, property and equipment in the consolidated financial statements.

During the fourth quarter of 2004, the Company intends to redeem its remaining 9% Senior Notes due September 2007, having a principal amount of approximately $117.4 and its remaining 8-7/8% Senior Notes due December 2008, having a principal amount of approximately $33.5. This redemption will result in a one-time fourth quarter charge of approximately $5.5 related to the call premium and certain unamortized costs associated with the original issuance of this debt. The Company will realize annual savings, starting in 2005, of approximately $14.0 for reduced interest expense. After the redemption, the Company will have no scheduled material debt maturities until 2009.

7.	Income Taxes

During the quarter ended September 30, 2004, the Company’s forecasted 2004 taxable income increased over the amounts previously estimated in the second quarter of 2004, due primarily to ongoing improved financial performance in continuing operations. As a result, the Company expects to use net operating loss carryforwards that were previously expected to expire unused and had therefore been reduced by deferred tax valuation allowances, of which $87.3 was recorded in the three and nine months ended September 30, 2003.

At the end of the second quarter of 2004, based on the Company’s forecasted total taxable income, the incremental taxable income attributable to discontinued operations was totally offset with tax loss carryforwards that were subjected to a valuation allowance in prior years. In the third quarter of 2004, as a result of a greater than anticipated amount of total taxable income from continuing operations expected for 2004, the taxable income resulting from discontinued operations will be only partially offset with tax loss carryforwards that were subjected to a valuation allowance in prior years, with the remaining taxable income from these discontinued operations offset by tax loss carryforwards for which a deferred tax asset had been recorded in prior years. The lower than statutory tax rate for these discontinued operations results from the recognition of the benefit of reversing the deferred tax valuation allowance related to loss carryforwards.

As a result, an effective tax rate of approximately 16% has been applied to both the operating income from discontinued operations and the gain on the sales of Douglas Dynamics, LLC and Greens Port Industrial Park during the first nine months of 2004.

In addition, in the first nine months of 2004, the Company recorded an income tax benefit of $53.2 on income from continuing operations. Of this total benefit, approximately $75.0 is attributable to the utilization of net operating loss carryforwards for which a deferred tax valuation reserve had been recorded in prior years, partially offset by $21.8 of income tax expense.

Taxes on continuing and discontinued operations recorded through September 30, 2004 have been estimated based on year-to-date income and projected results for the fourth quarter of the year. The final effective tax rate to be applied to continuing and discontinued operations for 2004 will depend on the actual amount of taxable income generated by the Company for the full year and the amount of net operating loss carryforwards that ultimately will be utilized to offset the income from both continuing and discontinued operations.

8.	Discontinued Operations

On March 31, 2004, the Company sold Douglas Dynamics, L.L.C. for $264.0, before fees and expenses, and recognized a pre-tax gain of $208.3 ($173.9, after tax, or $1.60 per share) in the first nine months of 2004. During the third quarter, the after tax gain decreased by $28.2 solely as a result of the higher tax rate (see Note 7). On April 9, 2004, the Company sold Greens Port Industrial Park for $75.0, before fees and expenses, and recognized a pre-tax gain of approximately $45.5 ($38.0, after tax, or $0.35 per share) in the first nine months of 2004. During the third quarter, the after tax gain decreased by $6.2 solely as a result of the higher tax rate applied to the gain (see Note 7). Both businesses were accounted for as discontinued operations. During the third quarter of 2004, the tax rate applied to book income and the gain on the sale of these discontinued operations was increased to approximately 16%, resulting in a decrease in the after tax gain and net income in the quarter related to discontinued operations. Operating results for these discontinued operations for the three and nine months ended September 30, 2004 and 2003 included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Douglas Dynamics, L.L.C.:
Net sales	$—	$40.0	$22.7	$90.3
Income before taxes	—	11.4	6.2	22.9
Net Income (loss)	(0.8)	7.1	5.2	14.4

Greens Port Industrial Park:
Net sales	—	3.4	3.1	10.3
Income before taxes	—	2.2	2.0	6.5
Net Income (loss)	(0.3)	1.4	1.7	4.1

9.	Comprehensive Income (Loss)

Comprehensive income (loss), net of tax, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss)	$83.1	$(277.5)	$341.2	$(396.5)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(0.3)	(1.3)	0.2	0.9
Derivative instrument hedges, mark to market:
Gains (losses) arising in period	0.4	(2.4)	(0.8)	4.0
Reclass losses (gains) to net income (loss)	(0.5)	(0.3)	(2.0)	(6.1)
Unrealized gains/losses on securities:
Unrealized holding gains (losses) arising in period	—	0.7	(0.1)	1.7
Reclass losses (gains) to net income (loss)	—	(0.1)	(0.3)	(0.2)
Minimum pension liability adjustment	—	—	16.3	(0.4)

Comprehensive income (loss)	$82.7	$(280.9)	$354.5	$(396.6)

A 40% deferred tax rate is applied to derivative instrument hedges and unrealized gains and losses.

Accumulated other comprehensive loss is as follows:

	September 30, 2004	December 31, 2003
Foreign currency translation	$1.8	$1.6
Derivative instrument hedges	5.7	8.5
Unrealized losses on securities	—	0.4
Minimum pension liability	(197.2)	(213.5)

Accumulated other comprehensive loss	$(189.7)	$(203.0)

10.	Legal Proceedings

The following are updates to the Company’s descriptions of pending legal proceedings reported in its Annual Report on Form 10-K for the calendar year 2003 and/or its Quarterly Reports on Form 10-Q for the periods ended March 31, 2004 and June 30, 2004:

As previously reported, on January 2, 2002 John D. West, a former employee, filed a class action in the United States District Court for the Southern District of Ohio against the AK Steel Corporation Retirement Accumulation Pension Plan (the “AK RAPP”) and the AK Steel Corporation Benefit Plans Administrative Committee (the “AK BPAC”). The plaintiff claims that the method used under the AK RAPP to determine lump sum distributions does not comply with the Employment Retirement Income Security Act of 1974 (“ERISA”) and results in underpayment of benefits to him and the other class members. It previously was reported that on April 8, 2004, the trial court granted the plaintiff’s motion for partial summary judgment and held that the manner in which the plaintiff’s lump sum disbursements were calculated under the AK RAPP violated ERISA and the Internal Revenue Code. The Court further denied the defendants’ motion for summary judgment and held that the matter will proceed to trial on the issue of damages. On September 9, 2004, however, the United States Court of Appeals for the Sixth Circuit issued a decision in an unrelated case not involving the AK RAPP or AK BPAC in which it dismissed claims like those asserted by the plaintiff in the West litigation on the ground that ERISA does not authorize suits for monetary damages to redress statutory violations of ERISA. On October 6, 2004, the AK RAPP and AK BPAC filed a motion to dismiss the plaintiff’s claims in the West litigation on the same ground. The trial court has not yet ruled on their motion. No trial date has yet been set. The defendants intend to continue to contest this matter vigorously.

The following are new environmental matters not previously reported by the Company:

On September 15, 2004, the Kentucky Department for Environmental Protection issued a Notice of Violation to the Company with respect to the Company’s Ashland Works, alleging improper disposal of certain residual material at an off-site location. The Company is still investigating this claim. The Company believes, however, that it has a permit-by-rule to dispose of the material at the off-site location in question based upon the beneficial reuse of the material at that site. The Company has entered into settlement discussions with the Kentucky Department for Environmental Protection concerning this matter. The Company believes that a settlement will be reached in this matter which will not have a material financial impact on the Company, but will vigorously contest this claim if the claim cannot be resolved through these settlement discussions.

On October 8, 2004, the Department of Justice, on behalf of the United States Environmental Protection Agency (“EPA”), issued a notice with respect to the Company’s Mansfield Works, alleging certain noncompliance issues discovered during a multi-media inspection by EPA Region 5 in 1997. The notice alleges Clean Water Act violations of permitted pretreatment and effluent limits. The Company is still investigating these claims, but has entered into settlement discussions with EPA concerning this matter. The Company believes it will reach a settlement in this matter which will not have a material financial impact on the Company, but will vigorously contest any claims which cannot be resolved through these settlement discussions.

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

Statements of Operations

For the Three Months Ended September 30, 2004

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi - nations	Consolidated Company
Net sales	$—	$1,268.6	$60.7	$57.7	$(49.7)	$1,337.3

Cost of products sold	—	1,078.6	52.7	33.2	(22.2)	1,142.3
Selling and administrative expenses	0.6	53.0	2.6	3.4	(10.3)	49.3
Depreciation	—	49.3	1.7	0.2	—	51.2

Total operating costs	0.6	1,180.9	57.0	36.8	(32.5)	1,242.8

Operating profit (loss)	(0.6)	87.7	3.7	20.9	(17.2)	94.5

Interest expense	—	26.1	—	1.4	(0.9)	26.6
Other income (expense)	—	(10.6)	—	2.7	8.4	0.5

Income (loss) before income taxes	(0.6)	51.0	3.7	22.2	(7.9)	68.4

Income tax provision (benefit)	—	(50.6)	—	0.4	—	(50.2)

Income (loss) from continuing operations	(0.6)	101.6	3.7	21.8	(7.9)	118.6

Loss from discontinued operations	—	(0.2)	—	(0.9)	—	(1.1)
Loss on sale of discontinued operations	—	(34.4)	—	—	—	(34.4)

Net income (loss)	$(0.6)	$67.0	$3.7	$20.9	$(7.9)	$83.1

Statements of Operations

For the Three Months Ended September 30, 2003

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi - nations	Consolidated Company
Net sales	$—	$987.2	$37.6	$69.6	$(73.3)	$1,021.1

Cost of products sold	—	1,002.4	31.6	26.8	(34.6)	1,026.2
Selling and administrative expenses	0.2	87.5	2.0	3.6	(32.0)	61.3
Depreciation	—	56.0	1.3	0.1	—	57.4
Goodwill impairment	—	101.2	—	—	—	101.2

Total operating costs	0.2	1,247.1	34.9	30.5	(66.6)	1,246.1

Operating profit (loss)	(0.2)	(259.9)	2.7	39.1	(6.7)	(225.0)

Interest expense	—	30.0	—	3.9	(3.6)	30.3
Other income (expense)	—	(3.5)	4.6	8.4	(8.7)	0.8

Income (loss) before income taxes	(0.2)	(293.4)	7.3	43.6	(11.8)	(254.5)
Income tax provision (benefit)	—	31.2	—	0.3	—	31.5

Income (loss) from continuing operations	(0.2)	(324.6)	7.3	43.3	(11.8)	(286.0)
Income from discontinued operations	—	11.7	—	(3.2)	—	8.5

Net income (loss)	$(0.2)	$(312.9)	$7.3	$40.1	$(11.8)	$(277.5)

Statements of Operations

For the Nine Months Ended September 30, 2004

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi - nations	Consolidated Company
Net sales	$—	$3,562.9	$189.3	$162.1	$(130.8)	$3,783.5

Cost of products sold	0.1	3,119.6	162.4	94.3	(60.5)	3,315.9
Selling and administrative expenses	2.2	163.9	8.5	10.1	(28.5)	156.2
Depreciation	—	153.6	5.1	0.3	—	159.0

Total operating costs	2.3	3,437.1	176.0	104.7	(89.0)	3,631.1

Operating profit (loss)	(2.3)	125.8	13.3	57.4	(41.8)	152.4

Interest expense	—	81.9	—	8.0	(6.0)	83.9
Other income (expense)	—	(24.4)	2.9	9.7	12.5	0.7

Income (loss) before income taxes	(2.3)	19.5	16.2	59.1	(23.3)	69.2
Income tax provision (benefit)	—	(54.5)	—	1.3	—	(53.2)

Income (loss) from continuing operations	(2.3)	74.0	16.2	57.8	(23.3)	122.4

Income from discontinued operations	—	1.8	—	5.1	—	6.9
Gain on sale of discontinued operations	—	211.9	—	—	—	211.9

Net income (loss)	$(2.3)	$287.7	$16.2	$62.9	$(23.3)	$341.2

Statements of Operations

For the Nine Months Ended September 30, 2003

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi - nations	Consolidated Company
Net sales	$—	$2,911.4	$83.0	$194.8	$(201.5)	$2,987.7

Cost of products sold	0.1	2,860.5	68.2	67.9	(84.3)	2,912.4
Selling and administrative expenses	1.2	265.0	5.6	10.2	(95.8)	186.2
Depreciation	—	168.4	2.7	0.1	—	171.2
Goodwill impairment	—	101.2	—	—	—	101.2

Total operating costs	1.3	3,395.1	76.5	78.2	(180.1)	3,371.0

Operating profit (loss)	(1.3)	(483.7)	6.5	116.6	(21.4)	(383.3)

Interest expense	—	86.7	—	11.9	(11.2)	87.4
Other income (expense)	—	(13.1)	4.6	12.5	(0.9)	3.1

Income (loss) before income taxes	(1.3)	(583.5)	11.1	117.2	(11.1)	(467.6)
Income tax provision (benefit)	—	(53.5)	—	0.9	—	(52.6)

Income (loss) from continuing operations	(1.3)	(530.0)	11.1	116.3	(11.1)	(415.0)
Income from discontinued operations	—	4.1	—	14.4	—	18.5

Net income (loss)	$(1.3)	$(525.9)	$11.1	$130.7	$(11.1)	$(396.5)

Condensed Balance Sheets

As of September 30, 2004

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi - nations	Consolidated Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$299.7	$—	$14.2	$—	$313.9
Accounts receivable	—	60.7	33.6	581.0	(0.6)	674.7
Inventories	—	671.3	18.1	46.3	(1.2)	734.5
Deferred tax asset	—	171.5	—	0.6	—	172.1
Other current assets	0.2	27.3	0.2	2.1	—	29.8

Total Current Assets	0.2	1,230.5	51.9	644.2	(1.8)	1,925.0

Property, Plant and Equipment	—	4,754.0	72.3	11.5	—	4,837.8
Less accumulated depreciation	—	(2,492.1)	(13.5)	(8.1)	—	(2,513.7)

Property, plant and equipment, net	—	2,261.9	58.8	3.4	—	2,324.1

Other Assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	—	55.6
Intercompany accounts	892.8	(711.3)	206.2	187.7	(575.4)	—
Other investments	—	61.8	—	55.8	—	117.6
Goodwill	—	—	32.9	4.2	—	37.1
Other intangible assets	—	75.5	1.1	—	—	76.6
Deferred tax asset	—	769.2	—	—	—	769.2
Other assets	—	41.7	—	6.2	—	47.9

TOTAL ASSETS	$893.0	$3,729.3	$406.5	$901.5	$(577.2)	$5,353.1

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$332.7	$7.8	$9.2	$(0.7)	$349.0
Accrued liabilities	—	208.3	4.1	4.1	—	216.5
Current portion of pension and OPEB’s	—	147.4	—	—	—	147.4

Total Current Liabilities	—	688.4	11.9	13.3	(0.7)	712.9

Non-current Liabilities:
Long-term debt	—	1,260.1	—	—	—	1,260.1
Pension and OPEB’s	—	2,933.0	0.8	—	—	2,933.8
Other liabilities	—	135.9	—	2.5	2.4	140.8

Total Non-current Liabilities	—	4,329.0	0.8	2.5	2.4	4,334.7

TOTAL LIABILITIES	—	5,017.4	12.7	15.8	1.7	5,047.6

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	893.0	(1,288.1)	393.8	885.7	(578.9)	305.5

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$893.0	$3,729.3	$406.5	$901.5	$(577.2)	$5,353.1

Condensed Balance Sheets

As of December 31, 2003

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi - nations	Consolidated Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$42.9	$—	$11.8	$—	$54.7
Accounts receivable	—	23.2	24.8	351.3	—	399.3
Inventories	—	676.3	17.6	45.1	(8.1)	730.9
Deferred tax asset	—	98.4	—	0.6	—	99.0
Current assets held for sale	—	1.3	—	45.2	—	46.5
Other current assets	0.1	27.0	0.1	0.4	—	27.6

Total Current Assets	0.1	869.1	42.5	454.4	(8.1)	1,358.0

Property, Plant and Equipment		4,723.4	69.3	1.2	—	4,793.9
Less accumulated depreciation	—	(2,351.1)	(8.3)	(0.6)	—	(2,360.0)

Property, plant and equipment, net	—	2,372.3	61.0	0.6	—	2,433.9

Other Assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	—	55.6
Intercompany accounts	875.4	(780.9)	(122.7)	314.2	(286.0)	—
Other investments	—	53.2	—	56.8	—	110.0
Goodwill	—	—	32.9	4.2	—	37.1
Other intangible assets	—	78.9	1.4	—	—	80.3
Deferred tax asset	—	827.5	—	—	—	827.5
Non-current assets held for sale	—	28.6	—	36.9	—	65.5
Other assets	—	52.2	—	5.5	—	57.7

TOTAL ASSETS	$875.5	$3,500.9	$70.7	$872.6	$(294.1)	$5,025.6

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$360.5	$4.2	$11.6	$—	$376.3
Accrued liabilities	—	176.7	2.6	2.6	—	181.9
Discontinued operations liabilities	—	0.9	—	15.9	—	16.8
Current portion of long-term debt	—	62.5	—	—	—	62.5
Current portion of pension and OPEB’s	—	141.4	—	—	—	141.4

Total Current Liabilities	—	742.0	6.8	30.1	—	778.9

Non-current Liabilities:
Long-term debt	—	1,197.8	—	—	—	1,197.8
Pension and OPEB’s	—	2,939.9	0.7	—	—	2,940.6
Discontinued operations liabilities	—	—	—	9.1	—	9.1
Other liabilities	—	149.6	—	2.4	—	152.0

Total Non-current Liabilities	—	4,287.3	0.7	11.5	—	4,299.5

TOTAL LIABILITIES	—	5,029.3	7.5	41.6	—	5,078.4

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	875.5	(1,528.4)	63.2	831.0	(294.1)	(52.8)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$875.5	$3,500.9	$70.7	$872.6	$(294.1)	$5,025.6

Condensed Statements of Cash Flows

For the Nine Months Ended September 30, 2004

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi - nations	Consolidated Company
Net cash flow from operating activities of continuing operations	$(1.8)	$163.7	$12.2	$(172.9)	$(27.9)	$(26.7)
Cash flows from investing activities:
Capital investments	—	(46.3)	(2.9)	(0.1)	—	(49.3)
Purchase of long-term investments	—	(1.7)	—	—	—	(1.7)
Proceeds from industrial bond drawdown	—	9.2	—	—	—	9.2
Proceeds from sale of businesses	—	333.6	—	—	—	333.6
Proceeds from sale of assets/investments	—	49.8	—	—	—	49.8
Other	—	(0.1)	—	0.1	—	—

Net cash flow from investing activities of continuing operations	—	344.5	(2.9)	—	—	341.6
Cash flows from financing activities:
Principal payment on retirement of debt	—	(62.5)	—	—	—	(62.5)
Premium/fees on retirement of debt	—	(2.2)	—	—	—	(2.2)
Fees related to new credit facilities	—	(3.5)	—	—	—	(3.5)
Purchase of treasury stock	(0.2)	—	—	—	—	(0.2)
Payment of common stock dividend	—	—	(2.9)	(2.9)	5.8	—
Intercompany activity	2.0	(184.2)	(6.4)	166.5	22.1	—
Other	—	(0.1)	—	0.3	—	0.2

Net cash flow from financing activities of continuing operations	1.8	(252.5)	(9.3)	163.9	27.9	(68.2)
Cash flow from discontinued operations	—	1.1	—	11.4	—	12.5

Net increase	—	256.8	—	2.4	—	259.2
Cash and equivalents, beginning of period	—	42.9	—	11.8	—	54.7

Cash and equivalents, end of period	$—	$299.7	$—	$14.2	$—	$313.9

Condensed Statements of Cash Flows

For the Nine Months Ended September 30, 2003

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi - nations	Consolidated Company
Net cash flow from operating activities of continuing operations	$(1.1)	$(196.0)	$(5.3)	$77.5	$(8.7)	$(133.6)

Cash flows from investing activities:
Capital investments	—	(59.6)	(2.0)	—	—	(61.6)
Purchase of long-term investments	—	(1.1)	—	—	—	(1.1)
Purchase of a business	—	—	(67.2)	—	—	(67.2)
Proceeds from sale of assets and investments	—	4.6	—	—	—	4.6
Other	—	0.1	0.1	(0.2)	—	—

Net cash flow from investing activities of continuing operations	—	(56.0)	(69.1)	(0.2)	—	(125.3)

Cash flows from financing activities:
Proceeds from issuance of long term debt	—	50.0	—	—	—	50.0
Purchase of treasury stock	(0.6)	—	—	—	—	(0.6)
Common stock dividends paid	—	—	(4.5)	(4.6)	9.1	—
Intercompany activity	1.7	(14.2)	78.9	(66.0)	(0.4)	—
Other	—	(9.5)	—	0.9	—	(8.6)

Net cash flow from financing activities of continuing operations	1.1	26.3	74.4	(69.7)	8.7	40.8

Cash flow from discontinued operations	—	6.3	—	(11.7)	—	(5.4)

Net decrease	—	(219.4)	—	(4.1)	—	(223.5)

Cash and equivalents, beginning of period	—	276.0	—	6.5	—	282.5

Cash and equivalents, end of period	$—	$56.6	$—	$2.4	$—	$59.0

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

Steel shipments for the three months ended September 30, 2004 and 2003 were 1,541,800 tons and 1,502,700 tons, respectively. Shipments in the most recent quarter benefited from a robust spot market spurred by increased global demand, including strong demand from most of the Company’s domestic markets. Shipments for the nine months ended September 30, 2004 and 2003 were 4,621,200 tons and 4,267,100 tons, respectively. This increase in tons shipped was primarily a result of strong demand from customers in the automotive, appliance, construction and manufacturing markets along with strong demand from spot market service center customers. For the nine months ended September 30, 2004, value-added products comprised approximately 92% of total shipments, an increase from 88% reported in the nine months ended September 30, 2003 on significantly stronger shipments of coated and cold-rolled carbon steel products. In addition, market conditions improved in the stainless and electrical steel markets, resulting in a 20% and 13% increase in tons shipped over the third quarter and nine months of 2003, respectively. The significant increase of tubular steel product shipments was the result of the acquisition of ArvinMeritor’s tubing facility in the third quarter of 2003.

	Three Months Ended September 30,				Nine Months Ended September 30,
(tons in thousands)	2004		2003		2004		2003
Stainless/electrical	255.0	16.6%	212.1	14.1%	752.9	16.3%	665.0	15.6%
Coated	782.1	50.7%	732.4	48.7%	2,430.4	52.6%	2,129.3	49.9%
Cold-rolled	273.3	17.7%	288.2	19.2%	913.4	19.8%	851.5	20.0%
Tubular	44.0	2.9%	35.4	2.4%	147.4	3.2%	88.1	2.1%

Subtotal value-added shipments	1,354.4	87.9%	1,268.1	84.4%	4,244.1	91.9%	3,733.9	87.6%

Hot-rolled	129.9	8.4%	155.4	10.3%	218.6	4.8%	315.3	7.4%
Secondary	57.5	3.7%	79.2	5.3%	158.5	3.3%	217.9	5.0%

Total shipments	1,541.8	100.0%	1,502.7	100.0%	4,621.2	100.0%	4,267.1	100.0%

For the quarter ended September 30, 2004, net sales were $1,337.3, a 31% increase from the $1,021.1 reported for the corresponding period in 2003. Average selling price per ton in the third quarter improved by 32% to $866 per ton from $654 per ton in the third quarter of 2003. Pricing benefited from a richer mix of value-added shipments, strong spot market pricing and raw material and energy surcharges, primarily in the spot market. Nine-month net sales in 2004 and 2003 were $3,783.5 and $2,987.7, respectively. Net sales increased in 2004 due to higher shipment volumes, improved product mix and higher spot market prices across all product lines. The Company’s average steel selling price increased from $679 per ton in the first nine months of 2003 to $816 per ton in the first nine months of 2004 due to general price increases and surcharges, both primarily on sales in the spot market. The price increases reflect the global increase in demand for steel, while the surcharges were imposed in response to unprecedented increases in the costs of energy, particularly natural gas, and certain key raw materials, including nickel, chrome, steel scrap, purchased carbon slabs, coal and coke.

The Company recorded operating profit in the three and nine months ended September 30, 2004 of $94.5 and $152.4, respectively, compared to operating losses of $225.0 and $383.3 for three and nine months ended September 30, 2003. The three and nine-month improvements resulted from increased sales and lower operating and overhead costs that reflected the benefits of salaried workforce reductions and other cost containment efforts. However, sharply higher input costs in the third quarter of 2004 compared to the third quarter of 2003 totaled approximately $121.0, of which approximately $83.0 was related to increased scrap prices, with the balance being attributable to increased costs for purchased slabs, natural gas, iron ore and coal. For the nine months ended September 30, 2004 and 2003, LIFO charges of $132.1 and $38.2, respectively, reflected these increasing costs for key raw materials and energy remaining in inventory. Higher employee benefit costs were also incurred in the nine months ended September 30, 2004 than the corresponding period of 2003. Operating profit for the nine months ended September 30, 2004 was also impacted by $18.0 of expenses related to blast furnace outages. The nine-month 2003 operating loss was impacted by $11.4 for blast furnace outages, $4.1 for equipment write-offs, $4.4 for start-up costs for an Ashland Works coke battery and $4.8 related to costs incurred in an attempted acquisition of another steel company. During that same period, the Company also recognized a $101.2 goodwill impairment charge.

On May 21, 2004, the Company completed the early redemption of the remaining $62.5 principal amount of its Senior Secured Notes due December 2004. In the nine months ended September 30, 2004, the Company recognized a $2.9 charge, which was included in income (loss) from continuing operations, related to the early redemption.

During the quarter ended September 30, 2004, the Company’s forecasted 2004 taxable income increased over the amounts previously estimated in the second quarter of 2004, due primarily to ongoing improved financial performance in continuing operations. As a result, the Company expects to use net operating loss carryforwards that were previously expected to expire unused and had therefore been reduced by deferred tax valuation allowances, of which $87.3 was recorded in the three and nine months ended September 30, 2003.

At the end of the second quarter of 2004, based on the Company’s forecasted total taxable income, the incremental taxable income attributable to discontinued operations was totally offset with tax loss carryforwards that were subjected to a valuation allowance in prior years. In the third quarter of 2004, as a result of a greater than anticipated amount of total taxable income from continuing operations expected for 2004, the taxable income resulting from discontinued operations will be only partially offset with tax loss carryforwards that were subjected to a valuation allowance in prior years, with the remaining taxable income from these discontinued operations offset by tax loss carryforwards for which a deferred tax asset had been recorded in prior years. The lower than statutory tax rate for these discontinued operations results from the recognition of the benefit of reversing the deferred tax valuation allowance related to loss carryforwards.

As a result, an effective tax rate of approximately 16% has been applied to both the operating income from discontinued operations and the gain on the sales of Douglas Dynamics, LLC and Greens Port Industrial Park during the first nine months of 2004.

In addition, in the first nine months of 2004, the Company recorded an income tax benefit of $53.2 on income from continuing operations. Of this total benefit, approximately $75.0 is attributable to the utilization of net operating loss carryforwards for which a deferred tax valuation reserve had been recorded in prior years, partially offset by $21.8 of income tax expense.

Taxes on continuing and discontinued operations recorded through September 30, 2004 have been estimated based on year-to-date income and projected results for the fourth quarter of the year. The final effective tax rate to be applied to continuing and discontinued operations for 2004 will depend on the actual amount of taxable income generated by the Company for the full year and the amount of net operating loss carryforwards that ultimately can be utilized to offset the income from both continuing and discontinued operations.

On March 31, 2004, the Company sold Douglas Dynamics, L.L.C. for $264.0, before fees and expenses, and recognized a pre-tax gain of $208.3 ($173.9, after tax, or $1.60 per share) in the first nine months of 2004. During the quarter, the after tax gain decreased by $28.2 solely as a result of the higher tax rate. On April 9, 2004, the Company sold Greens Port Industrial Park for $75.0, before fees and expenses, and recognized a pre-tax gain of approximately $45.5 ($38.0, after tax, or $0.35 per share) in the first nine months of 2004. During the third quarter, the after tax gain decreased by $6.2 as a result of the higher tax rate applied to the gain. Both businesses were accounted for as discontinued operations and together generated after-tax loss of $1.1 during the third quarter of 2004 compared to income of $8.5 during the third quarter of 2003. The 2004 expense is due to additional income taxes being allocated to the discontinued operations. During the first nine months of 2004 and 2003, these discontinued businesses generated after tax revenues of $6.9 and $18.5, respectively. During the third quarter of 2004, the tax rate applied to book income and the gain on sale of discontinued operations was increased to approximately 16%, resulting in a decrease in net income for the quarter.

The Company’s net income in the three and nine months ended September 30, 2004 was $83.1, or $0.76 per share, and $341.2, or $3.13 per share, respectively. In the three and nine months ended September 30, 2003, the Company generated net losses of $277.5, or $2.56 per share, and $396.5, or $3.66 per share, respectively. The 2004 favorable variance was primarily due to the gain on the sale of discontinued operations and improved operating results.

Outlook

The Company expects continued strength in spot market pricing in the fourth quarter due to strong domestic and global demand, based on increases in spot market selling prices and raw material and energy surcharges. Total shipments are expected to be approximately 1,580,000 tons, slightly higher than third quarter levels due to the continued robust demand.

The Company expects fourth quarter energy and raw material input costs to increase, primarily for higher prices for purchased slabs and scrap. However, the higher selling prices in the fourth quarter are expected to exceed the increased input costs resulting in higher operating results in the fourth quarter as compared to the third quarter of 2004. Maintenance outage costs will be similar to those of the third quarter, since no major outages are scheduled.

The Company purchases approximately 40% of the iron ore consumed by its blast furnaces from Iron Ore of Canada (IOC). On July 19, 2004, IOC advised the Company that it was suspending further shipments of iron ore due to a labor strike at its facilities. On September 27, 2004 the represented employees of IOC approved a new three year collective bargaining agreement. Shipments of iron ore from IOC have resumed without any disruptions to the Company’s production.

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

Under its method of accounting for pension and other postretirement benefit plans, the Company recognizes into income (loss), as a fourth quarter adjustment, any unrecognized actuarial gains and losses that exceed 10% of the larger of projected benefit obligations or plan assets (the “corridor”). Prevailing interest rates on the fourth quarter measurement date are one of the factors used to determine the Company’s year-end liability, fourth quarter corridor charge and subsequent year’s expense for these benefit plans. Based on current assumptions for prevailing interest rates and on other relevant assumptions made by the Company, the pre-tax effect of a 2004 fourth quarter non-cash pension charge would be approximately $190.0. In addition, the pre-tax effect of a 2004 fourth quarter non-cash charge related to other postretirement benefit plans would be approximately $176.0. Also, the Company anticipates a credit to equity of approximately $14.0 as part of the adjustments necessary to recognize the minimum pension liability as required under current accounting rules. However, at this time, because factors influencing the determination of plan liabilities and expenses may change, the Company cannot reasonably determine with certainty the actual amount of these fourth quarter charges. Under current assumptions, the Company is not required to make any pension contributions until 2006, when it estimates approximately $300.0 would need to be contributed during the year. The amount of the 2006 contribution, if one is necessary, will depend on, among other things, the investment performance of the pension funds and any potential legislative changes to existing funding requirements. The Company intends to contribute $150.0 million to the pension fund during the first quarter of 2005, thus reducing the amount of the 2006 estimated contribution by approximately 50%.

Liquidity and Capital Resources

At September 30, 2004, the Company had $313.9 of cash and cash equivalents, $174.7 of availability under a $300.0 trade receivable revolving credit facility and $286.4 of availability under a $400.0 inventory credit facility. At September 30, 2004, there were no outstanding borrowings under either credit facility. Total availability under these facilities was reduced by $153.0 of outstanding letters of credit and reduced pools of eligible collateral. Availability under each facility fluctuates monthly with changes in the levels of eligible receivables and inventories. The Company believes it has adequate liquidity to meet anticipated cash needs for capital investments, working capital, employee benefit obligations, debt service and the funding of operations.

Cash used by operations totaled $26.7 for the nine months ended September 30, 2004. Net cash generated by the Company’s operations was more than offset by $280.0 of cash used to increase net working capital. This was due primarily to accounts receivables which rose as a result of higher sales related to increased volumes and higher prices along with strong demand, including surcharges realized primarily on spot market sales. Inventories increased slightly year-to-date, while accounts payables decreased due to more rapid payment for certain raw materials that have been subject to sharply increasing demand.

During the nine months ended September 30, 2004, cash generated by investing activities totaled $341.6, primarily due to $333.6 from the sales of Douglas Dynamics and Greens Port Industrial Park. In the first nine months of 2004, the Company used $49.3 for capital investments. Capital spending for the year 2004 is expected to total approximately $100.0.

On July 29, 2004, the Commonwealth of Kentucky provided the Company with the ability to receive tax incentives of up to $40.0 over a ten-year period for the installation of a vacuum degasser and caster modifications at its Ashland Works facility under the Kentucky Industrial Revitalization Act Tax Credit Program (KIRA). Under KIRA, a portion of employee payroll tax withholdings for Kentucky and local taxes are kept by the Company rather than submitted to the taxing authorities. Through September 30, 2004, the Company has accumulated $0.3 in withholdings and this amount is included as a reduction in plant, property and equipment on the financial statements.

During the nine months ended September 30, 2004, cash flows from financing activities used $68.2, including $64.7 of principal, premium and fees for the early redemption of the remaining $62.5 of the Senior Secured Notes due December 2004.

During the fourth quarter of 2004 the Company intends to retire its remaining 9% Senior Notes due September 2007, having a principal amount of approximately $117.4, and its remaining 8-7/8% Senior Notes due December 2008, having a principal amount of approximately $33.5. This early redemption will result in a one-time fourth quarter charge of approximately $5.5 related to the call premium and certain unamortized costs associated with the original issuance of this debt. The Company will realize annual savings, starting in 2005, of approximately $14.0 for reduced interest expense. After the payments of the 9% and 8-7/8% Senior Notes, the Company will have no scheduled material debt maturities until 2009. In addition, the Pension Funding Equity Act of 2004 was signed into law in April 2004. This legislation reduces the Company’s funding obligations during the next two years by increasing the discount rate used to value pension plans and deferring deficit reduction contributions. The Company was under no obligation to fund its pension trusts in 2004 and expects that, as a result of the newly enacted legislation, it will have no pension funding obligation in 2005. The amount of the Company’s annual pension funding obligations after 2005 will depend on pension plan investment performance, interest rates and other factors, and could be substantial. Based upon estimates provided by the Company’s independent actuary, the Company currently expects that pension contributions in 2006 could total approximately $300.0. The Company intends to contribute $150.0 to the pension fund during the first quarter of 2005, thus reducing the amount of the 2006 estimated contribution by approximately 50%.

Forward-Looking Statements

Certain statements in this Form 10-Q, including but not limited to those set forth in this Management’s Discussion and Analysis section under the captions entitled “Outlook,” and “Liquidity and Capital Resources” as well as in Notes 4, 6 and 7 to the Consolidated Financial Statements, reflect management’s estimates and beliefs and are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions readers that such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management. In addition to those noted in the statements themselves, these factors include, but are not limited to, the following:

•	risks of recessionary conditions in the general economy and in the cyclical steel industry;

•	reduced domestic automotive production;

•	changes in demand for the Company’s products;

•	unanticipated plant outages, equipment failures or labor difficulties;

•	actions by the Company’s domestic and foreign competitors, their employees and labor unions;

•	interest rate volatility and declining prices in the securities markets, which affect pension plan assets and the calculation of pension and other postretirement benefit obligations and expenses;

•	continuing escalation in medical cost trend rates that affects active employee and retiree benefit expenses;

•	unanticipated increases in the prices for, or disruptions in the supply of, raw materials and energy, particularly natural gas, scrap, coal, coke, iron ore and purchased carbon slabs;

•	unexpected outcomes of major litigation, environmental issues and other contingencies;

•	changes in the application or scope of environmental regulations applicable to the Company;

•	changes in the United States trade policy and governmental actions with respect to imports, particularly the possible impact of restrictions or tariffs on the importation of carbon slabs;

•	timely completion of business or asset purchases and sales, including receipt of regulatory agency approvals; and

•	that future expected cost savings from a business combination or cost reduction initiatives may not be realized.

Except as required by law, the Company disclaims any obligation to update any forward-looking statements to reflect future developments or events.

Item 4. Controls and Procedures

With the participation of management, the Company’s chief executive officer and its chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2004. Based upon this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of September 30, 2004.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The following are updates to the Company’s descriptions of pending legal proceedings reported in its Annual Report on Form 10-K for the calendar year 2003 and/or its Quarterly Reports on Form 10-Q for the periods ended March 31, 2004 and June 30, 2004:

As previously reported, on January 2, 2002 John D. West, a former employee, filed a class action in the United States District Court for the Southern District of Ohio against the AK Steel Corporation Retirement Accumulation Pension Plan (the “AK RAPP”) and the AK Steel Corporation Benefit Plans Administrative Committee (the “AK BPAC”). The plaintiff claims that the method used under the AK RAPP to determine lump sum distributions does not comply with the Employment Retirement Income Security Act of 1974 (“ERISA”) and results in underpayment of benefits to him and the other class members. It previously was reported that on April 8, 2004, the trial court granted the plaintiff’s motion for partial summary judgment and held that the manner in which the plaintiff’s lump sum disbursements were calculated under the AK RAPP violated ERISA and the Internal Revenue Code. The Court further denied the defendants’ motion for summary judgment and held that the matter will proceed to trial on the issue of damages. On September 9, 2004, however, the United States Court of Appeals for the Sixth Circuit issued a decision in an unrelated case not involving the AK RAPP or AK BPAC in which it dismissed claims like those asserted by the plaintiff in the West litigation on the ground that ERISA does not authorize suits for monetary damages to redress statutory violations of ERISA. On October 6, 2004, the AK RAPP and AK BPAC filed a motion to dismiss the plaintiff’s claims in the West litigation on the same ground. The trial court has not yet ruled on their motion. No trial date has yet been set. The defendants intend to continue to contest this matter vigorously.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1 through 31, 2004	727	$6.55	0
August 1 through 31, 2004	0	N/A	0
September 1 through 30, 2004	316	$6.16	0

Total	1,043	$6.43	0	$59.5

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

Item 5. Other Information

Policy Concerning Severance Agreements with Senior Executives

As previously reported, on and effective October 16, 2003, the Company’s Board of Directors adopted a policy which generally states that the Board should seek shareholder approval for future severance agreements with senior executives that provide benefits in an amount exceeding 2.99 times the sum of the executive’s base salary plus bonuses. On July 15, 2004, the Board of Directors modified that policy for the purpose of eliminating ambiguities in two of its provisions. A copy of the Board’s Policy Concerning Severance Agreements with Senior Executives as modified on July 15, 2004 is attached as an exhibit under item 6 of this Form 10-Q.

Executive Officer Severance and Change of Control Agreements

On July 15, 2004, the Company’s Board of Directors took action to change the then-existing form of severance agreement for the Executive Officers of the Company. At that time, each Executive Officer had a single severance agreement, which addressed severance benefits, both in the event of termination of employment with a change in control of the Company and unrelated to such a change in control. At its July 15, 2004 meeting, the Board approved two separate forms of agreement to address severance benefits. The first agreement (referred to herein as a “Severance Agreement”) addresses benefits in the event of termination of employment unrelated to a change in control of the Company. There are two versions of the Severance Agreement. A copy of each version of the new form of Severance Agreement for Executive Officers is attached as an exhibit under Item 6 of this Form 10-Q. The second agreement (referred to herein as a “Change of Control Agreement”) addresses benefits under circumstances involving termination of employment following a change in control of the Company. There are four versions of the Change of Control Agreement. A copy of each version of the new form of Change of Control Agreement for Executive Officers is attached as an exhibit under Item 6 of this Form 10-Q. The Board of Directors determines and approves which version of each Agreement is offered to a particular Executive Officer. The benefits provided under the new form of Severance Agreement and the new form of Change of Control Agreement have been reduced from the level of benefits provided under the previous single form of severance agreement for Executive Officers.

Separation Agreement with Former Named Executive

As previously reported, on August 27, 2004, the Company entered into a Separation Agreement and Release with Michael P. Christy, who was then its Vice President, Purchasing and Transportation. A copy of the Separation Agreement with Mr. Christy is attached as an exhibit under Item 6 of this Form 10-Q.

Union Contract Agreement Reached

On October 25, 2004, members of the Paper, Allied-Industrial, Chemical & Energy Workers International Union, Local 5-0523, voted to accept a progressive four-year labor agreement covering about 260 hourly employees at its Ashland, Kentucky coke plant.

New Environmental Matters

The following are new environmental matters not previously reported by the Company:

On September 15, 2004, the Kentucky Department for Environmental Protection issued a Notice of Violation to the Company with respect to the Company’s Ashland Works, alleging improper disposal of certain residual material at an off-site location. The Company is still investigating this claim. The Company believes, however, that it has a permit-by-rule to dispose of the material at the off-site location in question based upon the beneficial reuse of the material at that site. The Company has entered into settlement discussions with the Kentucky Department for Environmental Protection concerning this matter. The Company believes it will reach a settlement in this matter which will not have a material financial impact on the Company, but will vigorously contest this claim if the claim cannot be resolved through these settlement discussions.

On October 8, 2004, the Department of Justice, on behalf of the United States Environmental Protection Agency (“EPA”), issued a notice with respect to the Company’s Mansfield Works, alleging certain noncompliance issues discovered during a multi-media inspection by EPA Region 5 in 1997. The notice alleges Clean Water Act violations of permitted pretreatment and effluent limits. The Company is still investigating these claims, but has entered into settlement discussions with EPA concerning this matter. The Company believes it will reach a settlement in this matter which will not have a material financial impact on the Company, but will vigorously contest any claims which cannot be resolved through these settlement discussions.

Item 6. Exhibits and Reports on Form 8-K

A.	Exhibits.

Exhibit 10.1.	Form of Executive Officer Severance Agreement as approved by the Board of Directors on July 14, 2004 – Version 1
Exhibit 10.2.	Form of Executive Officer Severance Agreement as approved by the Board of Directors on July 14, 2004 – Version 2
Exhibit 10.3.	Form of Executive Officer Change of Control Agreement as approved by the Board of Directors on July 14, 2004 – Version 1
Exhibit 10.4.	Form of Executive Officer Change of Control Agreement as approved by the Board of Directors on July 14, 2004 – Version 2
Exhibit 10.5.	Form of Executive Officer Change of Control Agreement as approved by the Board of Directors on July 14, 2004 – Version 3
Exhibit 10.6.	Form of Executive Officer Change of Control Agreement as approved by the Board of Directors on July 14, 2004 – Version 4
Exhibit 10.7	Separation Agreement dated August 27, 2004 with former Named Executive (Michael P. Christy)
Exhibit 31.1.	Section 302 Certification of Chief Executive Officer
Exhibit 31.2.	Section 302 Certification of Chief Financial Officer
Exhibit 32.1.	Section 906 Certification of Chief Executive Officer
Exhibit 32.2.	Section 906 Certification of Chief Financial Officer
Exhibit 99.1.	Policy Concerning Severance Agreements with Senior Executives

B.	Reports on Form 8-K.

The following report on Form 8-K was filed in the quarter ended September 30, 2004 to disclose information pursuant to Item 1.01:

Item Reported	Date
Entry into a Material Definitive Agreement	September 7, 2004

The following report on Form 8-K was filed in the quarter ended September 30, 2004 to disclose information pursuant to Items 8.01 and 9.01:

Item Reported	Date
Plans to Release Earnings and Conduct an Analyst Conference Call	September 21, 2004

The following reports on Form 8-K were filed in the quarter ended September 30, 2004 to furnish information pursuant to Items 7 and 12:

Item Reported	Date
Plans to Release Earnings	July 7, 2004
Second Quarter Financial Results	July 20, 2004

The following report on Form 8-K was filed in the quarter ended September 30, 2004 to furnish information pursuant to Item 12:

Item Reported	Date
Supplemental Schedule of Non-GAAP Measures	July 20, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the following duly authorized person.

AK Steel Holding Corporation
(Registrant)

Date November 4, 2004	/s/ ALBERT E. FERRARA, JR.
Albert E. Ferrara, Jr.,
Vice President, Finance and Chief Financial Officer

Date November 4, 2004	/s/ ROGER K. NEWPORT
Roger K. Newport
Controller and Chief Accounting Officer