Form 10-K
period 2004-12-31
AK STEEL HOLDING CORP
filed 2005-03-08
CIK 918160

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004.

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File No. 1-13696.

AK STEEL HOLDING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	31-1401455
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

703 Curtis Street, Middletown, Ohio	45043
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (513) 425-5000.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock $.01 Par Value	New York Stock Exchange

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

Aggregate market value of the registrant’s voting stock held by non-affiliates at June 30, 2004: $569,271,023.

At March 04, 2005, there were 109,756,624 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant’s definitive proxy statement for the annual meeting of stockholders, (the “2005 Proxy Statement”), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2004.

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

AK Steel’s operations consist of seven steelmaking and finishing plants located in Indiana, Kentucky, Ohio and Pennsylvania that produce flat-rolled carbon steels, including premium quality coated, cold-rolled and hot-rolled products, and specialty stainless and electrical steels that are sold in slab, hot band, and sheet and strip form. The Company’s operations also include AK Tube LLC, which further finishes flat-rolled carbon and stainless steel at two tube plants located in Ohio and Indiana into welded steel tubing used in the automotive, large truck and construction markets, and European trading companies that buy and sell steel and steel products. In 2003, all of the Company’s steel plants were awarded ISO/TS 16949:2002 Quality Management System certification, which is an international quality management system standard developed by the International Automotive Task Force and the Japan Automobile Manufacturers Association in conjunction with the international standards community. In addition, in 2004 AK Steel received a number of awards for safety and all of its steel facilities have been awarded certificates of registration under ISO 14001, a set of voluntary standards that enable an organization to control the impact of its activities, products or services on the environment. Audits to maintain these certifications are performed, and the Company continues to be ISO/TS16949:2002 and ISO 14001 certified.

Customers

AK Steel’s flat-rolled carbon steel products are sold primarily to automotive manufacturers and to customers in the appliance, industrial machinery and equipment, and construction markets, consisting principally of manufacturers of home appliances, heating, ventilation and air conditioning equipment and lighting products. Coated, cold rolled, and hot rolled carbon steel products are also sold to distributors, service centers and converters who may further process these products prior to reselling them.

AK Steel sells its stainless steel products primarily to customers in the automotive industry, manufacturers of food handling, chemical processing, pollution control, medical and health equipment and distributors and service centers. Electrical steels, which are iron-silicon alloys with unique magnetic properties, are sold primarily to manufacturers of power transmission and distribution transformers, electrical motors and generators, and lighting ballasts.

In conducting its steel operations, AK Steel’s marketing efforts are principally directed toward those customers, such as automotive manufacturers, who require the highest quality flat-rolled steel with precise just-in-time delivery and technical support. Management believes that AK Steel’s enhanced product quality and delivery capabilities, and its emphasis on customer technical support and product planning, are critical factors in its ability to serve this segment of the market. During 2004, AK Steel experienced a significant increase in its sales to the spot market, primarily, distributors, service centers and converters, as the result of increased demand in the United States and around the globe which resulted in higher steel prices. In addition, selling prices also increased as the result of the implementation of surcharges in response to the unprecedented increase in raw material and energy costs. The Company was only able to implement a surcharge on a small portion of its contract sales in 2004, which then represented approximately 70% of its total sales. As a result of the increased prices in the spot market and resulting higher revenues, the Company’s automotive sales represented about 48% of its total sales, a decline from prior years. The following table sets forth the percentage of the Company’s net sales attributable to various markets:

	Years Ended December 31,
	2004	2003	2002
Automotive	48%	58%	59%
Appliance, Industrial Machinery and Equipment, and Construction	20%	18%	22%
Distributors, Service Centers and Converters	32%	24%	19%

AK Steel is a major supplier to the domestic automotive industry, including foreign manufacturers with plants in the United States. Shipments to General Motors Corporation, AK Steel’s largest customer, accounted for approximately 15%, 20% and 20% of its net sales in 2004, 2003 and 2002, respectively. Sales to Ford Motor Company accounted for approximately 8%, 10% and 9% of the Company’s net sales during the same respective three-year periods. No other customer accounted for more than 10% of net sales for any of these years. AK Steel’s relationship with General Motors and Ford is solely that of a supplier in the ordinary course of business. If these companies should elect to source more of their purchases of steel from other steel producers in the future, management believes that any material change in purchases would be phased in over a multi-year period. Management further believes that such a decrease in sales to one or both of these companies would be offset, to a material extent, by sales to new customers and increased sales to other existing customers. If, however, these expectations prove incorrect, the Company’s operating results could be materially adversely affected.

AK Steel is a party to contracts with all of its major automotive and most appliance industry customers, with most terms currently being one year. These contracts set forth prices to be paid for each product category during their term. Approximately one-half of these contracts now permit price adjustments to reflect changes in prevailing market conditions or energy and raw material costs. Approximately 70% of AK Steel’s sales of flat-rolled steel products in 2004 were made to contract customers, with the balance of sales made in the spot market at prevailing prices at the time of sale. Contract sales customers in 2003 and 2002 represented approximately 75% and 80%, respectively, of total sales.

Raw Materials

The principal raw materials required for AK Steel’s steel manufacturing operations are iron ore, coal, coke, natural gas, electricity, oxygen, chrome, nickel, silicon, molybdenum, zinc, limestone, carbon and stainless steel scrap, and other commodity materials. In addition, AK Steel routinely purchases between 10% and 15% of its carbon steel slab requirements from other steel producers, located primarily outside the United States, to supplement the production from its own steelmaking facilities. Most purchases of coal, iron ore, coke and limestone, as well as transportation services, are made at negotiated prices under annual and multi-year agreements. Purchases of carbon steel slabs, carbon and stainless steel scrap, natural gas and other raw materials are made at prevailing market prices, which are subject to price fluctuations in accordance with supply and demand. AK Steel enters into financial instruments designated as hedges of the purchases of natural gas and certain raw materials, the prices of which may be subject to volatile fluctuations from year to year. AK Steel believes that it currently has adequate sources of supply for its raw material and energy requirements for 2005. AK Steel is seeking to secure adequate sources of supply for subsequent years. There currently are, however, shortages of certain key raw materials such as ferro-nickel, ferro-chrome, ferro-silicon, ferro-manganese, coal, coke, iron ore and slabs, which have increased the costs of these raw materials and which could affect their availability to AK Steel in the future. The Company is currently managing its way through these supply issues by entering into multi-year supply contracts and evaluating alternative sources and substitute materials. The potential exists, however, for future production disruptions, which could have a material impact on the Company’s financial condition, operations and cash flow.

In December 2004, the Company reached an agreement with Shenango Incorporated for the supply of all of the Company’s anticipated coke purchases through the end of 2009. The supply agreement, extends and modifies an existing contract that was set to expire at the end of 2005.

Research and Development

AK Steel conducts a broad range of research and development activities aimed at improving existing products and manufacturing processes and developing new products and processes. Research and development costs incurred in 2004, 2003 and 2002 were $6.7, $13.8 and $13.6, respectively. Research and developments costs were lower in 2004 as a result of cost cutting measures instituted in the latter part of 2003.

Employees

At December 31, 2004, AK Steel’s operations included approximately 8,400 employees, of which approximately 6,700 are represented by international or independent labor unions under various contracts that expire in the years 2005 through 2008. The contract for approximately 300 Mansfield hourly employees represented by the United Steel Workers of America was scheduled to expire on March 31, 2005. On February 17, 2005, the members of the union representing these employees voted to extend the contract through February 10, 2007. The labor contract representing approximately 775 hourly employees at its Ashland facility will expire on September 1, 2005. In addition, the Company’s labor agreements at its Middletown Works, Butler Works, Zanesville Works and AK Tube facility expire at various dates in 2006. These unions represent approximately 4,700 employees. While management does not expect any disruptions in operations associated with upcoming labor negotiations, the Company cannot currently predict the outcome of the contract negotiations. However, there is a potential of a work stoppage if AK Steel and its unions cannot reach agreement in contract negotiations that could have a material impact on the Company’s financial condition, operations and cash flow.

In the fourth quarter of 2004, the Zanesville Armco Independent Organization, representing approximately 225 employees, voted to affiliate with the United Auto Workers at AK Steel’s plant in Zanesville, Ohio.

Competition

AK Steel competes with domestic and foreign flat-rolled carbon, stainless and electrical steel producers (both integrated steel producers and mini-mill producers) and producers of plastics, aluminum and other materials that can be used in lieu of flat-rolled steels in manufactured products. Mini-mills generally offer a narrower range of products than integrated steel mills, but can have some competitive cost advantages as a result of their different production processes and non-union work forces. Price, quality, on-time delivery and customer service are the primary competitive factors and vary in relative importance according to the category of product and customer requirements.

Domestic steel producers face significant competition from foreign producers, who typically have lower labor costs. In addition, many foreign steel producers are owned, controlled or, the Company believes, subsidized by their governments and their decisions with respect to production and sales may be influenced more by political and economic policy considerations than by prevailing market conditions. The level of U.S. imports of foreign steel also is affected to some degree by the strength or weakness of the U.S. dollar relative to foreign currencies. During 2004, major foreign currencies, such as the euro, were particularly strong relative to the U.S. dollar, which increased the cost of foreign steel for U.S. buyers. Imports of finished steel accounted for approximately 23% of domestic steel market demand in 2004, 19% in 2003 and 20% in 2002.

The Company’s ability to compete also has been negatively impacted by the bankruptcies over the last several years of numerous domestic steel companies, including several former major competitors of the Company. Those bankruptcies enabled other entities to purchase and operate the facilities of the bankrupt steel companies without accepting any responsibility for most—and in some instances, any—pension or healthcare obligations to the retirees of the bankrupt companies. In contrast, the Company has continued to provide pension and healthcare benefits to its retirees, creating nearly a $40 per ton total employment cost competitive disadvantage compared to other domestic integrated steel companies and mini-mills that do not provide such benefits to any or most of their retirees. Since the fall of 2003 when new management was put in place, the Company has made a concerted effort to reduce this employment cost competitive disadvantage as it negotiates new collective bargaining agreements with the various unions representing the hourly employees at its facilities. Progressive new labor agreements which have significantly reduced total employment costs have been negotiated since the fall of 2003 at the Company’s facilities at Mansfield, Ohio, Coshocton, Ohio, Rockport, Indiana, and the coke plant at Ashland, Kentucky. These new labor agreements have increased the ability of these facilities to compete effectively in the highly competitive global market for steel while, at the same time, enhancing the ability of the Company to continue to support its retirees’ pension and healthcare needs. The Company continues to focus on this issue with its remaining unions, and in those instances where the parties have been unable to reach agreement on cost reduction measures, the Company has proceeded with its right to implement layoffs, job eliminations and other such actions in order to achieve cost reductions.

Environmental

Environmental Matters

Domestic steel producers, including AK Steel, are subject to stringent federal, state and local laws and regulations relating to the protection of human health and the environment. Over the past three years, AK Steel has expended the following for environmental related capital investments and environmental compliance costs:

	Years Ended December 31,
	2004	2003	2002
Environmental related capital investments	$28.3	$1.6	$6.0
Environmental compliance costs	99.1	99.9	100.4

Except as expressly noted below, management does not anticipate any material impact on AK Steel’s recurring operating costs or future profitability as a result of its compliance with current environmental regulations. Moreover, because all domestic steel producers operate under the same set of federal environmental regulations, management believes that AK Steel is not disadvantaged relative to its domestic competitors by its need to comply with these regulations.

As previously reported, the United States Environmental Protection Agency (“EPA”) published its final “MACT” (maximum achievable control technology) rules for integrated iron and steel manufacturing facilities in the Federal Register on May 20, 2003. Pursuant to these rules, any existing affected source must have pollution control equipment necessary to comply with the MACT rules installed and operating by May 22, 2006. The blast furnace and basic oxygen furnace at the Company’s Middletown Works are affected sources subject to the new MACT rules. The Company previously announced that its Board has approved the investment necessary to bring its Middletown Works into compliance with the MACT rules. The Company is in the process of installing the necessary pollution control equipment to achieve such compliance. The Company anticipates that the three-year cost (2004-2006), primarily capital investment, of such compliance will be a total of approximately $66.0. This is the primary driver for the increase in environmental related capital investments in 2004.

Environmental Remediation

AK Steel and its predecessors have been conducting steel manufacturing and related operations for more than 105 years. Although their operating practices are believed to have been consistent with prevailing industry standards during this time, hazardous materials may have been released in the past at one or more operating sites, including sites that are no longer owned by AK Steel. Potential remediation expenditures have been estimated for those sites where future remediation efforts are probable based on identified conditions, regulatory requirements or contractual obligations arising from the sale of a business or facility.

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

Environmental Proceedings

On February 27, 1995, the Ohio Environmental Protection Agency (“OEPA”) issued a Notice of Violation with respect to the Zanesville Works alleging noncompliance with both a 1993 order and various state regulations regarding hazardous waste management. AK Steel is continuing to work with the OEPA and the Ohio Attorney General’s Office to achieve final resolution of this matter. In addition, on October 9, 2002, AK Steel entered into an administrative consent order with the EPA Region 5 pursuant to Section 3013 of the RCRA. Pursuant to this consensual order, AK Steel agreed to investigate certain areas of the Zanesville Works. That investigation is continuing.

On June 29, 2000, the United States filed a complaint on behalf of the EPA against AK Steel in the U.S. District Court for the Southern District of Ohio (the “Federal Action”) for alleged violations of the Clean Air Act, the Clean Water Act and the RCRA. On June 30, 2000, the State of Ohio moved to intervene in the Federal Action. On March 29, 2001, the U.S. District Court ruled that the State of Ohio could conditionally intervene in the Federal Action. Subsequently, Ohio filed a conditional complaint, which included various environmental claims, including seven air pollution claims. On May 9, 2001, AK Steel moved to dismiss all of Ohio’s claims in the Federal Action. On September 27, 2001, the U.S. District Court dismissed with prejudice the EPA’s air pollution claim, which had been predicated on the two voided Notices of Violation letters. In addition, on December 19, 2001, the U.S. District Court stayed the remaining three air pollution claims of the OEPA in the Federal Action. On January 3, 2003, the U.S. District Court allowed the Sierra Club and the National Resources Defense Council (“NRDC”) to intervene in the Federal Action. Their complaint is virtually identical to the complaint filed by the United States on June 29, 2000. On November 10, 2003, AK Steel filed a motion to dismiss certain time-barred claims and the RCRA Section 3008(h) claim of the Sierra Club and NRDC. This motion is pending. On November 14, 2003, AK Steel filed a motion for summary judgment on certain claims of the United States, OEPA, the Sierra Club and NRDC which allege that groundwater containing polychlorinated biphenyls (“PCBs”) was adding pollutants through a point source to waters of the United States in violation of the Clean Water Act. This motion is pending. Discovery has commenced, but no trial date has yet been set in the Federal Action. AK Steel is vigorously contesting all of the remaining claims. If the plaintiffs are completely successful in obtaining the relief they have sought in the Federal Action with respect to the air pollution claims, it could result in significant penalties. If the EPA and OEPA are completely successful in obtaining the relief they seek in the Federal Action with respect to their water and/or RCRA claims, it could result in substantial penalties and an order requiring AK Steel to investigate and remediate alleged PCBs and polycyclic aromatic hydrocarbons in Monroe Ditch and Dick’s Creek and other alleged hazardous constituents at the Middletown Works. At this time, AK Steel is unable to estimate the cost of an adverse outcome related to the air pollution, water pollution or RCRA claims. The parties have recently been engaged in settlement discussions which, if successful, may result in payment of an agreed upon civil penalty, implementation of certain supplemental environmental projects and an agreed upon order requiring AK Steel to remediate alleged PCB’s in and near Monroe Ditch and Dick’s Creek, and to investigate other alleged hazardous constituents at the Middletown Works.

On September 30, 1998, AK Steel received an order from the EPA under Section 3013 of RCRA requiring it to develop a plan for investigation of eight areas of the Mansfield Works that allegedly could be sources of contamination. A site investigation began in November 2000 and is continuing. The Company has accrued the projected cost of the study at the Mansfield Works of approximately $2.1 million and the study is projected to take approximately five years to complete.

On April 18, 2003, the Department of Justice, on behalf of the EPA, issued a notice with respect to AK Steel’s Butler Works alleging certain noncompliance issues discovered during a multi-media inspection by EPA Region III and the Commonwealth of Pennsylvania in June and August 2000. The notice alleges that AK Steel failed to properly handle electric arc furnace dust in violation of RCRA Section 3005(a), 42 U.S.C. § 6925(a) and RCRA Section 3004, 42 U.S.C. § 6924, failed to properly repair and operate refrigeration equipment in violation of Section 608 of the Clean Air Act, 42 U.S.C. § 7671g, did not have a proper National Pollutant Discharge Elimination System permit for a stormwater outfall and failed to comply with certain RCRA inspection and training requirements. On December 2, 2004, a Complaint and Notice of Lodging of a Consent Decree were filed in the United States District Court for Western District of Pennsylvania, Case No. 04-CV-1833. The Consent Decree was entered by the Court on January 31, 2005. In the Consent Decree, AK Steel agreed to a civil penalty of $1.2, of which $0.3 will be paid in cash and the balance through the implementation of supplemental environmental projects.

On September 15, 2004, the Kentucky Department for Environmental Protection (“KYDEP”) issued a Notice of Violation with respect to the AK Steel’s Ashland Works, alleging improper disposal of certain residual material at an off-site location. AK Steel is still investigating this claim, but believes that it has a permit-by-rule to dispose of the material at the off-site location based upon the beneficial reuse of the material at that site. AK Steel has entered into settlement discussions with KYDEP concerning this matter. The Company believes it will reach a settlement in this matter which will not have a material impact on the Company. AK Steel will vigorously contest this claim, however, if it cannot be resolved through these settlement discussions.

On October 8, 2004, the Department of Justice, on behalf of the EPA, issued a notice with respect to AK Steel’s Mansfield Works, alleging certain noncompliance issues discovered during a multi-media inspection by EPA Region 5 in 1997. The notice alleges Clean Water Act violations of permitted pretreatment and effluent limits. AK Steel is investigating this claim, but has entered into settlement discussions with EPA to attempt to resolve it. AK Steel believes it will reach a settlement in this matter that will not have a material financial impact on the Company, but will vigorously contest any claims which cannot be resolved through these settlement discussions.

On November 26, 2004, the Ohio EPA issued a Notice of Violation for alleged waste violations associated with an acid leak at AK Steel’s Coshocton Plant. AK Steel is investigating this claim and is working with Ohio EPA to attempt to resolve it. AK Steel believes it will reach a settlement in this matter that will not have a material financial impact on the Company, but will vigorously contest any claims which cannot be resolved through settlement discussions.

On March 10 and March 25, 2004, the KYDEP issued Notices of Violation with respect to AK Steel’s Ashland Coke Plant for alleged air opacity excursions. AK Steel is investigating this claim, but has entered into settlement discussions with KYDEP to attempt to resolve it. AK Steel believes it will reach a settlement in this matter that will not have a material financial impact on the Company, but will vigorously contest any claims which cannot be resolved through these settlement discussions.

In addition to the foregoing matters, AK Steel is or may be involved in proceedings with various regulatory authorities that may require AK Steel to pay fines, comply with more rigorous standards or other requirements or incur capital and operating expenses for environmental compliance. Except to the extent noted above with respect to the claims in the Federal Action, management believes that the ultimate disposition of the foregoing proceedings will not have, individually or in the aggregate, a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

Item 2.	Properties.

The Company’s corporate headquarters are located in Middletown, Ohio. Steelmaking, finishing and tubing operations are conducted at nine facilities located in Indiana, Kentucky, Ohio and Pennsylvania. All of these facilities are owned by the Company, either directly or through wholly-owned subsidiaries. During 2004, the Company sold its snow and ice control products business at three fabricating plants located in Wisconsin, Maine and Tennessee, and a 610 acre industrial park, consisting of land, buildings, rail car storage facilities and a deep water loading dock located on the Houston, Texas ship channel.

Coke manufacturing plants, blast furnaces, basic oxygen furnaces and continuous casters for the production of carbon steel are located at the Ashland Works in Kentucky and the Middletown Works in Ohio. A hot rolling mill, cold rolling mill, pickling lines, annealing facilities, temper mills and four coating lines are located at the Middletown Works, and one additional coating line is located at the Ashland Works. Together, these facilities are located on approximately 3,000 acres of land.

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

The Mansfield Works in Ohio, which produces stainless steel, consists of a 1.6 million square-foot facility on a 350-acre site and includes a melt shop with two electric arc furnaces, an argon-oxygen decarburization unit, a thin-slab continuous caster, a six-stand hot rolling mill and a pickling line and cold rolling mill.

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

In addition to the environmental matters discussed in Item 1 and the items discussed below, there are various claims pending against AK Steel and its subsidiaries involving product liability, commercial, employee benefits and other matters arising in the ordinary course of business. Unless otherwise noted, in management’s opinion, the ultimate liability, if any, resulting from all of these claims, individually and in the aggregate, should not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

On June 26, 2002, seventeen individuals filed a purported class action against AK Steel in the United States District Court for the Southern District of Ohio, Case No. C-1-02-467. As subsequently amended, the complaint alleges that AK Steel discriminates against African-Americans in its hiring practices and that the Company discriminates against all of its employees by preventing its employees from working in a racially integrated environment free from racial discrimination. The named plaintiffs seek various forms of declaratory, injunctive and unspecified monetary relief (including back pay, front pay, lost benefits, lost seniority and punitive damages) for themselves and unsuccessful African-American candidates for employment at AK Steel. AK Steel has answered the complaint and discovery is ongoing. No trial date has been set. AK Steel continues to contest this matter vigorously.

Since 1990, AK Steel (or its predecessor, Armco Inc.) has been named as a defendant in numerous lawsuits alleging personal injury as a result of exposure to asbestos. As of December 31, 2004, there were approximately 331 such lawsuits pending against AK Steel. The great majority of these lawsuits have been filed on behalf of people who claim to have been exposed to asbestos while visiting the premises of a current or former AK Steel facility. Approximately half of these premises suits arise out of claims of exposure at a facility in Houston, Texas that has been closed since 1984. When such an asbestos lawsuit initially is filed, the complaint typically does not include a specific dollar claim for damages. Specific dollar claims for damages were included in the complaints filed in only 61 of the 331 cases pending at December 31, 2004 in which AK Steel is a defendant. Those 61 cases involve a total of almost 1,500 plaintiffs and 6,000 defendants. In each, the complaint typically includes a monetary claim for compensatory damages and a separate monetary claim in an equal amount for punitive damages, and does not attempt to allocate the total monetary claim among the various defendants. For example, 40 of the 61 cases involve claims of $0.2 or less, 11 involve claims between $0.2 and $5.0, six involve claims of $15.0, and four involve claims of $20.0. In each case, the amount described is per plaintiff against all of the defendants collectively. Thus, it usually is not possible at the outset of a case to determine the specific dollar amount of a claim against AK Steel. In fact, it usually is not even possible at the outset to determine which of the plaintiffs actually will pursue a claim against AK Steel. Typically, that can only be determined through written interrogatories or other discovery after a case has been filed. Thus, in a case involving multiple plaintiffs and multiple defendants, AK Steel initially only accounts for the lawsuit as one claim against it. After AK Steel has determined through discovery whether a particular plaintiff will pursue a claim against it, it makes an appropriate adjustment to statistically account for that specific claim. It has been AK Steel’s experience to date that only a small percentage of plaintiffs ultimately identify AK Steel as a target defendant from whom they actually seek damages and most of these claims ultimately are either dismissed or settled for a small fraction of the damages initially claimed. Set forth below is a chart showing the number of new claims filed (accounted for as described above), number of pending claims disposed of (i.e. settled or otherwise dismissed), and the approximate net amount of dollars paid on behalf of the Company in settlement of asbestos-related claims in 2004, 2003 and 2002.

	2004	2003	2002
New Claims Filed	153	256	160
Claims Disposed Of	163	132	112
$ Paid in Settlements	$1.0	$1.2	$0.2

Since the onset of asbestos claims against AK Steel in 1990, four asbestos claims against it have proceeded to trial in three separate cases. All four concluded with a verdict in favor of AK Steel. AK Steel intends to continue its practice of vigorously defending the asbestos claims asserted against it. Based upon its present knowledge, and the factors set forth above, the Company believes it is unlikely that the resolution in the aggregate of the asbestos claims against AK Steel will have a material adverse effect on the Company’s consolidated results of operations, cash flows or financial condition. However, predictions as to the outcome of pending litigation, particularly claims alleging asbestos exposure, are subject to substantial uncertainties. These uncertainties include (1) the significantly variable rate at which new claims may be filed, (2) the impact of bankruptcies of other companies currently or historically defending asbestos claims, (3) the uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, (4) the type and severity of the disease alleged to be suffered by each claimant, and (5) the potential for enactment of legislation affecting asbestos litigation.

As previously reported on January 2, 2002, John D. West, a former employee, filed a purported class action in the United States District Court for the Southern District of Ohio against the AK Steel Corporation Retirement Accumulation Pension Plan, or AK RAPP, and the AK Steel Corporation Benefit Plans Administrative Committee, or AK BPAC. The plaintiff claims that the method used under the AK RAPP to determine lump sum distributions does not comply with the Employment Retirement Income Security Act of 1974 (“ERISA”) and resulted in underpayment of benefits to him and the other class members. On April 8, 2004, the trial court granted the plaintiff’s motion for partial summary judgment and held that the manner in which the plaintiff’s lump sum disbursements were calculated under the AK RAPP violated ERISA and the Internal Revenue Code. The Court further denied the defendants’ motion for summary judgment and held that the matter will proceed to trial on the issue of damages. As previously reported on October 6, 2004, the AK RAPP and AK BPAC filed a motion to dismiss the plaintiff’s claims based on a recent decision by the United States Court of Appeals for the Sixth Circuit in an unrelated case in which it dismissed claims like those asserted by the plaintiff in the West litigation on the ground that ERISA does not authorize suits for monetary damages to redress statutory violations of ERISA. On November 22, 2004, the Court denied the defendants’ motion. On October 15, 2004, the plaintiff filed a motion for partial summary judgment on the issues of damages and prejudgment interest. On December 1, 2004, defendants filed a motion for partial summary judgment on the issues of damages and prejudgment interest, and a motion for summary judgment against ninety-two class members or, in the alternative, to amend the class certification. This motion argued that ninety-two class members should be excluded from the class because they executed general releases in exchange for severance benefits. Briefing is not yet complete on the damages and prejudgment interest issues. No trial date has been set and the Court may elect to decide the damage issues on motion without a trial. As the case currently is postured, an adverse judgment at the trial court level against the AK RAPP and AK BPAC is probable. At this time, the Company cannot reasonably predict what the monetary amount of that judgment may be. The plaintiff, however, has claimed in briefs filed with the courts that the total damages to class members are between $40.7 and $56.1. The defendants continue to contest liability, but have asserted in their briefs that, assuming a finding of liability, the total damages to class members would be between $29.9 and $40.2. New class members are created with the passage of time, as additional participants in the cash balance plan terminate their employment with the Company and elect to receive lump sum payments. The existence of these individuals increase the range of potential liability. In the event of an adverse judgment by the trial court, the defendants intend to appeal and to continue to contest this matter vigorously.

AK Steel currently is involved in an anti-dumping proceeding initiated in May 2004 by the European Commission against imports of grain oriented electrical steel sheets originating in the United States of America. The Commission recently decided not to impose provisional duties in this proceeding. It nonetheless remains possible that definitive measures will be imposed by the Commission in the future before this proceeding is concluded. At this time, the Company is unable to reasonably estimate the cost to AK Steel of an adverse outcome of this proceeding.

On January 13, 2004 AK Steel notified the union representing hourly employees at Middletown Works that it was suspending the minimum base force guarantee of 3,114 contained in the parties’ collective bargaining agreement pursuant to authority granted in that agreement. Subsequently, the union filed grievances contesting the right of AK Steel to take such action. On July 1, 2004, the arbitrator upheld, subject to certain limitations, the right of AK Steel to suspend the minimum base force guarantee at least through May 10, 2005. The suspension of the minimum base force guarantee has enabled AK Steel to reduce the number of hourly employees at the Middletown Works to 2,804 as of December 31, 2004. The arbitrator further held that, if the union continues to contest this issue, a hearing will be held on the issue of whether the suspension should continue beyond that date. By letter dated March 2, 2005, the union notified the arbitrator that it continues to contest the right of AK Steel to suspend the minimum base force guarantee beyond May 10, 2005. If the arbitrator were to rule in favor of the union following the hearing to commence on or about May 10, 2005, it could result in AK Steel being required to hire sufficient employees to return to the minimum base force number of 3,114 at the Middletown Works. The issue of the base force guarantee will be subject to negotiation in connection with the new collective bargaining agreement to replace the existing agreement scheduled to expire on February 28, 2006.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

Executive Officers of the Registrant

The following table sets forth the name, age and principal position with the Company of each of its executive officers as of March 4, 2005:

Name	Age	Positions with the Company
James L. Wainscott	47	President and Chief Executive Officer
David C. Horn	53	Senior Vice President, General Counsel and Secretary
John F. Kaloski	55	Senior Vice President, Operations
Albert E. Ferrara, Jr.	56	Vice President, Finance and Chief Financial Officer
Douglas W. Gant.	46	Vice President, Sales and Customer Service
Alan H. McCoy	53	Vice President, Government and Public Relations
Thomas F. McKenna	58	Vice President, Labor Relations
Lawrence F. Zizzo, Jr.	56	Vice President, Human Resources

James L. Wainscott was elected President and Chief Executive Officer in October 2003 and is a member of the Board of Directors, after having served one month as the Company’s Acting Chief Executive Officer. Previously, Mr. Wainscott had been the Company’s Chief Financial Officer since July 1998. Mr. Wainscott also served as Treasurer from April 1995 until April 2001. He was elected Senior Vice President in January 2000, having previously served as a Vice President from April 1995 until that date. Before joining AK Steel, Mr. Wainscott held a number of increasingly responsible financial positions for National Steel, and was elected treasurer and assistant secretary for National Steel in 1993.

David C. Horn was elected Senior Vice President, General Counsel and Secretary in January 2005. Mr. Horn was elected Vice President and General Counsel in April 2001 and assumed the additional position of Secretary in August 2003. From November 2003 through January 2004, Mr. Horn also had responsibility for the Company’s human resource function. Before joining AK Steel as Assistant General Counsel in December 2000, Mr. Horn was a partner in the Cincinnati-based law firm now known as Frost Brown Todd LLC.

John F. Kaloski was elected Senior Vice President, Operations in January 2005. Mr. Kaloski was named Vice President in April 2003. Prior to joining the Company in October 2002 as Director, Operations Technology, Mr. Kaloski served as a Senior Vice President at National Steel Corporation and held senior management positions at U.S. Steel Corporation.

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

Douglas W. Gant was elected Vice President, Sales and Customer Service in January 2004. From February 2001 until that date, Mr. Gant was Director, Sales and Marketing, having previously served as General Manager, Sales since May 1999. Mr. Gant was a regional sales manager from September 1995 until May 1999.

Alan H. McCoy was elected Vice President, Government and Public Relations in January 1997. From 1994 to 1997 Mr. McCoy was General Manager, Public Relations.

Thomas F. McKenna was elected Vice President, Labor Relations in March 2005. Prior to joining AK Steel, Mr. McKenna served as Deputy Chief of Staff for Policy for former Indiana Governor Joseph E. Kernan and held several other positions with the State of Indiana. Prior to his public service, Mr. McKenna was Managing Partner of the law firm Bamberger & Feibleman.

Lawrence F. Zizzo, Jr. joined AK Steel and was elected its Vice President, Human Resources in January 2004. From January 2000 until May 2003, he was Vice President, Human Resources at National Steel Corporation and from January 1999 until his promotion to Vice President, Mr. Zizzo was Regional Director, Human Resources at National Steel.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

AK Holding’s common stock has been listed on the New York Stock Exchange since April 5, 1995 (symbol: AKS). The table below sets forth, for the calendar quarters indicated, the reported high and low sales prices of the common stock:

2004	High	Low
First Quarter	$6.40	$4.10
Second Quarter	$6.87	$3.65
Third Quarter	$8.35	$5.01
Fourth Quarter	$16.00	$8.19

2003	High	Low
First Quarter	$8.90	$3.25
Second Quarter	$4.06	$2.75
Third Quarter	$3.64	$1.74
Fourth Quarter	$5.75	$1.80

As of March 4, 2005 there were 109,756,624 shares of common stock outstanding and held of record by 7,347 stockholders. Because depositories, brokers and other nominees held many of these shares, the number of record holders is not representative of the number of beneficial holders.

The Company has not declared or paid a common stock dividend since the second quarter of 2001. The payment of cash dividends is subject to a restrictive covenant contained in the instruments governing most of its outstanding senior debt. The covenant allows the payment of dividends, if declared by the Board of Directors, and the redemption or purchase of shares of its outstanding capital stock, subject to a formula that reflects cumulative net earnings. As a result of cumulative losses recorded during the last three years, the Company currently is unable to pay a dividend under this formula.

The Company made no purchases of any of its equity securities during the fourth quarter of 2004.

Item 6.	Selected Financial Data.

The following selected historical consolidated financial data for each of the five years in the period ended December 31, 2004 have been derived from the Company’s audited consolidated financial statements after giving effect to the merger of Armco with and into AK Steel (see Note 1 below). On March 31, 2004 the Company sold Douglas Dynamics, L.L.C. and on April 12, 2004 completed the sale of Greens Port Industrial Park. In addition, on April 19, 2002 the Company sold its Sawhill Tubular division. The results of Douglas Dynamics, Greens Port Industrial Park and Sawhill Tubular are classified as discontinued operations. The selected historical consolidated financial data presented herein are qualified in their entirety by, and should be read in conjunction with, the consolidated financial statements of the Company set forth in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in Item 7.

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(dollars in millions, except per share data)
Statement of Operations Data:
Net sales	$5,217.3	$4,041.7	$4,158.8	$3,681.7	$4,277.3
Cost of products sold (exclusive of items below)	4,553.6	3,886.9	3,628.7	3,152.2	3,518.3
Selling and administrative expenses	206.4	243.6	242.8	231.7	234.5
Depreciation	206.2	221.7	221.2	222.2	223.8
Other operating items:
Pension and other postretirement benefits charge (1)	330.8	240.1	816.8	192.2	—
Stock received in insurance demutualization (2)	—	—	—	(49.9)	—
Insurance settlement (2)	—	—	(23.9)	—	—
Impairment of equity investment (2)	—	—	10.9	—	—
Goodwill impairment (2)	—	101.2	—	—	—

Total operating costs	5,297.0	4,693.5	4,896.5	3,748.4	3,976.6

Operating profit (loss)	(79.7)	(651.8)	(737.7)	(66.7)	300.7
Interest expense	110.1	117.8	128.3	133.1	136.1
Loss on early retirement of debt (2)	8.7	—	31.7	—	—
Gain on sale of Anthem stock (2)	—	—	24.1	—	—
Other income (expense)	5.2	(3.4)	—	5.9	7.9

Income (loss) before income tax	(193.3)	(773.0)	(873.6)	(193.9)	172.5
Income tax provision (benefit) (2)	(223.8)	(178.6)	(353.2)	(72.8)	64.4

Income (loss) from continuing operations	30.5	(594.4)	(520.4)	(121.1)	108.1
Income from discontinued operations (3)	207.9	34.0	18.0	28.7	24.3

Net income (loss)	$238.4	$(560.4)	$(502.4)	$(92.4)	$132.4

Basic earnings per share:
Income (loss) from continuing operations	$0.28	$(5.48)	$(4.84)	$(1.14)	$0.98
Income from discontinued operations	1.91	0.31	0.17	0.27	0.22

Net income (loss)	$2.19	$(5.17)	$(4.67)	$(0.87)	$1.20

Diluted earnings per share:
Income (loss) from continuing operations	$0.28	$(5.48)	$(4.84)	$(1.14)	$0.98
Income from discontinued operations	1.90	0.31	0.17	0.27	0.22

Net income (loss)	$2.18	$(5.17)	$(4.67)	$(0.87)	$1.20

Cash dividends per common share	—	—	—	$0.125	$0.50

	As of December 31,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Cash and cash equivalents	$377.1	$54.7	$282.5	$100.8	$85.3
Working capital	1,360.1	579.1	839.4	593.4	631.5
Total assets	5,452.7	5,025.6	5,399.7	5,225.8	5,239.8

Current portion of long-term debt	—	62.5	62.5	78.0	63.2
Long-term debt (excluding current portion)	1,109.7	1,197.8	1,259.9	1,324.5	1,387.6
Current portion of pension and postretirement benefit obligations	159.9	141.4	102.2	68.2	66.5
Long-term pension and postretirement benefit obligations (excluding current portion)	3,264.1	2,940.6	2,580.5	1,736.2	1,416.2
Stockholders’ equity (deficit)	197.4	(52.8)	529.3	1,033.3	1,319.3

(1)	Under its method of accounting for pensions and other postretirement benefits, the Company recorded fourth quarter corridor charges in 2004, 2003, 2002 and 2001. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 1 to the consolidated financial statements.
(2)	In 2004, the Company reversed previously impaired valuation allowances of its deferred tax assets in the amount of $125.1. In 2003, the Company recorded an impairment of its steel operations goodwill and an increase in the valuation allowance of its deferred tax assets of $87.3. In 2001, the Company received a distribution of shares from its primary health insurance provider upon the demutualization of that company and, in 2002, recorded a gain on the sale of those shares. In addition, in 2002, the Company recorded a gain on the insurance settlement of certain asbestos and environmental claims, and recognized losses on the impairment of an equity investment and retirement of long-term debt. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Notes 4 and 8 to the consolidated financial statements.
(3)	On March 31, 2004 the Company sold Douglas Dynamics, L.L.C. and on April 12, 2004 completed the sale of Greens Port Industrial Park. As a result, the Company reported a $201.4 gain on the sale.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Dollars in millions, except per share and per ton amounts)

Operations Overview

The Company’s continuing operations consist of seven steelmaking and finishing plants that produce flat-rolled carbon steels, including premium-quality coated, cold-rolled and hot-rolled products, and specialty stainless and electrical steels that are sold in slab, hot band, sheet and strip form. These products are sold primarily to the domestic automotive, appliance, industrial machinery and equipment, and construction markets, as well as to distributors, service centers and converters. The Company’s continuing operations also include AK Tube LLC, (“AK Tube”) which further finishes flat-rolled carbon and stainless steel into welded steel tubing. In the third quarter of 2003, AK Tube acquired ArvinMeritor’s Central Tubing Facility in Columbus, Indiana. In addition, the Company operates European trading companies that buy and sell steel and steel products.

On March 31, 2004 the Company completed the sale of Douglas Dynamics, L.L.C., the largest North American manufacturer of snowplows and salt and sand spreaders for four-wheel drive light trucks. On April 12, 2004 the Company completed the sale of Greens Port Industrial Park on the Houston, Texas ship channel. On April 19, 2002, the Company completed the sale of Sawhill Tubular Products, a manufacturer of a wide range of steel pipe and tubing products. For all periods presented, the results of Douglas Dynamics, Greens Port Industrial Park and Sawhill Tubular are classified as discontinued operations.

The Company operates in a cyclical industry that was particularly hard hit by the economic downturn that continued until the end of 2003. A number of steel companies, including large and small competitors of AK Steel, filed for bankruptcy protection during that downturn. Nonetheless, the level of domestic competition remains high, because many of the steelmaking assets of these businesses were purchased through the bankruptcy process and are being operated by companies that are able to enjoy cost advantages resulting principally from the elimination of large portions of their predecessors’ retiree pension and healthcare costs, a reduced workforce and a significant reduction in the number of job classes. During the economic downturn, the Company also faced significant competitive challenges and a deteriorating financial condition. Through an aggressive and systematic effort to improve its relations with its customers, reduce costs and conserve cash, the Company was able to return to profitability and began to generate positive cash flow.

With an environment of improved customer relations, an improving economy and the realization of cost savings from initiatives that began in the fourth quarter of 2003, the Company experienced significant improvements in 2004 in its shipments, sales and operating results, excluding the pension and other postretirement benefit corridor charges. Value-added shipments continued to trend higher, and the Company benefited from higher spot market pricing and raw material and energy surcharges which increased average pricing to a record level. Sales to the spot market comprised approximately 30% of total net sales in 2004. Also, the Company was successful in negotiating higher prices for sales to approximately 90% of its contract customers commencing in 2005. Many of these new contracts include a variable pricing mechanism and/or a raw material and energy surcharge. The Company continued to improve its cash position, ending the year with $377.1 of cash and $500.4 of availability under its two credit facilities, representing total liquidity of $877.5.

Despite this financial improvement, there were continued financial challenges in 2004. For the fourth year in a row, the Company recognized non-cash fourth quarter pension and other postretirement benefit corridor charges, which accelerate the recognition of actuarial losses. The Company had to contend with extremely high and unprecedented costs for raw materials and energy, as well as its high levels of long-term debt and pension and other postretirement benefit obligations. Because of the nature of its business, it also incurred significantly increased costs to comply with stringent, and in some instances new, environmental regulations. For example, in 2004, the Company committed to spend approximately $66.0 to install new environmental equipment at its Middletown Works to comply with newly-enacted regulations governing particulate emissions.

The Company was able to partially mitigate these unfavorable factors by aggressively improving productivity and quality, lowering operating and overhead costs, reducing discretionary spending wherever prudent, and where possible, adding surcharges to the price of carbon, stainless and electrical steel product sales.

2004 Compared to 2003

Steel shipments in 2004 and 2003 were 6,252,600 tons and 5,830,800 tons, respectively. The year-to-year increase was primarily a result of strong demand from customers in the automotive, appliance, construction and manufacturing markets along with strong demand from spot market service center customers. Value-added products comprised 90.8% of total shipments for 2004, up from 87.7% for 2003 on significantly higher shipments of coated and cold-rolled carbon steel products. In addition, improved conditions in the stainless and electrical steel markets contributed to a 16.5% increase in tons shipped for these products as compared to 2003. Tons shipped by product category for 2004 and 2003 were as follows:

(tons in thousands)	2004		2003
Stainless/electrical	1,029.2	16.5%	883.3	15.1%
Coated	3,225.0	51.6%	2,947.9	50.6%
Cold-rolled	1,231.1	19.7%	1,150.5	19.7%
Tubular	189.6	3.0%	132.7	2.3%

Subtotal value-added shipments	5,674.9	90.8%	5,114.4	87.7%

Hot-rolled	358.6	5.7%	442.4	7.6%
Secondary	219.1	3.5%	274.0	4.7%

Subtotal non value-added shipments	577.7	9.2%	716.4	12.3%

Total shipments	6,252.6	100.0%	5,830.8	100.0%

Net sales in 2004 were a Company record $5,217.3, compared to $4,041.7 in 2003, due primarily to higher shipment volumes, an improved product mix and higher spot market prices across all product lines. Average selling prices increased to $833 per ton in 2004 from $677 per ton in 2003 due to general price increases and raw material and energy surcharges, both primarily on sales in the spot market. The price increases reflect the global increase in demand for steel, while the surcharges were initiated in an effort to recover a portion of unprecedented increases in the costs of energy, particularly natural gas, and certain key raw materials, including nickel, chrome, steel scrap, purchased slabs, coal and coke. During 2004, the percentage of AK Steel’s sales attributable to the spot market (primarily distributors, service centers and converters) increased significantly as the result of higher steel prices and the implementation of raw material and energy surcharges. The Company was only able to implement a surcharge on a small portion of its contract sales in 2004, which then represented approximately 70% of its total sales. As a result of the increased prices in the spot market and resulting higher revenues, the Company’s automotive sales represented about 48% of its total sales, a decline from prior years. Sales attributable to major market groups as a percent of total sales for 2004 and 2003 were as follows:

	2004	2003
Automotive	48%	58%
Appliance, Industrial Machinery and Equipment, and Construction	20%	18%
Distributors, Service Centers and Converters	32%	24%

The Company’s reported operating losses for the years 2004 and 2003 were $79.7 and $651.8, respectively. Included in these results were two large pre-tax expense charges, which are described more fully below. Excluding these items, as explained in detail below, results in an adjusted operating profit of $251.1 for 2004 and an adjusted operating loss of $310.5 for 2003.

Exclusion of these charges from the operating losses is presented in order to clarify the effects of these charges on our operating results and to reflect the operating performance of the Company on a comparative basis for 2004 and 2003. The goodwill impairment charge is not reasonably likely to recur within the next two years. The pension and other postretirement benefit corridor charges are recorded in the fourth quarter as a result of the Company’s unique method of accounting for pension and other postretirement benefits, a method which, to our knowledge, no other domestic manufacturing company employs. While these corridor adjustments have recurred over the past four years, it is nearly impossible to reliably forecast or predict whether they will re-occur in future years or, if they do, at what magnitude. They are taken only in the fourth quarter of a calendar year and are driven mainly by events and circumstances beyond the Company’s control, primarily changes in interest rates, health care cost trends, mortality and retirement assumptions.

We believe that reporting operating profit and loss on an adjusted basis, which is a non-GAAP financial measure, is helpful in reflecting our current operating results and providing investors with a transparent insight into our overall financial performance. In addition, the adjusted operating results allow for comparability to the reported results of our competitors when analyzing the Company’s financial performance versus that of other steel companies. We view the reported results of adjusted operating profit (loss) as an important operating performance measure, and as such, we believe that the GAAP financial measure most directly comparable to it is operating profit (loss). Adjusted operating profit (loss) is used by our management as a supplemental financial measure to evaluate the performance of our business because we believe that this non-GAAP measure, when analyzed in conjunction with our GAAP results and the accompanying reconciliations, provides additional insight into the financial trends of AK Steel’s business versus the GAAP results alone. We also believe that investors and potential investors in our securities should not rely on adjusted operating income as a substitute for any GAAP financial measure and we encourage investors and potential investors to review the reconciliations of adjusted operating profit (loss) to the comparable GAAP financial measure. While we believe the non-GAAP measures allow for comparability to our competitors, the most significant limitation on that comparison is the Company immediately recognizes the pension and other postretirement benefit corridor charges in the fourth quarter of the current year. However, our competitors do not recognize these pension and other postretirement costs immediately, but instead, amortize these costs over future years. Management compensates for the limitations of this non-GAAP financial measure by recommending that these non-GAAP measures be evaluated in conjunction with the GAAP financial measures.

Reconciliation of Operating Loss to Adjusted Operating Profit (Loss)

	2004	2003
Operating loss, as reported	$(79.7)	$(651.8)
Pension and other postretirement benefit corridor charges	330.8	240.1
Goodwill impairment charge	—	101.2

Adjusted operating profit (loss)	$251.1	$(310.5)

Operating results for 2004 compared to 2003 were negatively affected by higher steelmaking input costs, including raw material and energy costs which was partially offset by lower operating costs. In addition, the Company incurred a $9.4 increase in pension and other postretirement benefit expenses excluding the corridor charge. In 2004 and 2003, LIFO charges of $200.7 and $46.2, respectively, reflected progressively increasing raw material and energy costs in both years. Compared to 2003, 2004 input costs increased for natural gas, scrap and purchased slabs by over $300 million. Operating costs in 2004 were also impacted by $18.0 of expenses related to blast furnace outages. Operating costs in 2003 were also unfavorably impacted by an $11.4 planned Middletown Works blast furnace maintenance outage and a $5.6 write-off of equipment at the Middletown Works, including a sinter plant following a change to a type of iron ore pellet that avoids the need to produce high cost sinter. During 2003, the Company also recognized start-up costs of $4.4 for an Ashland Works coke battery that had been on hot idle, but which, upon its restart resulted in substantially higher savings compared to the current high costs of purchasing coke. Results in 2003 also were adversely affected by $4.8 of expenses incurred in connection with the Company’s unsuccessful efforts to acquire the assets of National Steel Corporation.

Under its method of accounting for pension and other postretirement benefit plans, the Company recognized fourth quarter corridor charges in 2004 and 2003 of $330.8 and $240.1, respectively. Under this method of accounting, the Company is required to recognize into its results of operations, as a fourth quarter noncash “corridor” adjustment, any unrecognized actuarial net gains or losses that exceed 10% of the larger of projected benefit obligations or plan assets. Amounts inside this 10% corridor are amortized over the average remaining service life of active plan participants. Actuarial net gains and losses occur when actual experience differs from any of the many assumptions used to value the benefit plans, or when the assumptions change, as they may each year when a valuation is performed. The effect of prevailing interest rates on the discount rate used to value projected plan obligations as of the October 31 measurement date is one of the more important factors used to determine the Company’s year-end liability, fourth quarter corridor adjustment and subsequent year’s expense for these benefit plans. In 2004, a one-half percent reduction in the discount rate to reflect declines in prevailing interest rates, and an increase in health care trend rates caused the Company to record fourth quarter corridor charges of $132.6 related to its pension plans and $198.2 related to its other postretirement benefit plans. In 2004, the Company also recorded a net credit to equity of $8.9 to recognize its minimum pension liability. See Liquidity and Capital Resources below for a further discussion of funding requirements and pending pension legislation.

As previously discussed, the Company reduced its selling and administrative expense significantly in 2004, primarily as a result of an approximate 20% target reduction in its salaried workforce initiated in 2003. Depreciation expense declined to $206.2 in 2004 as the result of recent years’ decline in capital spending. Interest expense declined in 2004 due primarily to the $213.4 of debt reduction. The Company also recorded an $8.7 charge for the early retirement of this debt.

The Company is required to annually review its goodwill for possible impairment. In 2003, recognizing continued softness in the carbon, stainless and electrical steel markets, which affected pricing, volumes, and high raw material and energy costs, in addition to other factors, management determined that the fair value of the Company’s flat-rolled steel reporting unit had declined. As a result, in 2003, the Company recognized a non-cash impairment charge of $101.2. The remaining goodwill at December 31, 2004 includes $31.0 of goodwill related to AK Tube’s 2003 acquisition of ArvinMeritor’s Central Tubing Facility. The 2004 annual review did not result in any additional goodwill impairment for the Company.

In order to fully recognize the deferred tax asset recorded on its financial statements related to net operating loss carryforwards, the Company must generate taxable income sufficient to utilize its carryforwards before they expire. The Company records a valuation allowance to reduce its deferred tax asset to an amount that is more likely than not to be realized. In 2003, a forecast of lower projected taxable income indicated that a decrease in the deferred tax asset was necessary and the Company recognized an $87.3 non-cash charge to record an additional valuation allowance. In 2004, the Company experienced significant improvement in its financial results and, as a result, was able to reverse valuation allowances taken in prior years, resulting in a tax benefit in 2004 of $125.1.

In 2003, the Company performed an impairment review of the carrying amount of two businesses accounted for as cost investments. Based on the Company’s review of their business plans and future prospects, it determined that the carrying amount of its investments in these two businesses were impaired and recognized charges in other income (expense) totaling $7.3 to write down the investments to their estimated fair values.

In 2004, the Company sold Douglas Dynamics, L.L.C for $264.0 before fees and expenses, and recognized a net gain of $165.0, or $1.51 per share, and sold its Greens Port Industrial Park for $75.0, before fees and expenses and recognized a net gain of $36.2, or $0.33 per share. The results of Douglas Dynamics and Greens Port Industrial Park are classified as discontinued operations. The total gain on the sale of discontinued operations for 2004 was $201.4, or $1.84 per share, and was due primarily to the asset sales mentioned above.

The Company’s net income in 2004 was $238.4, or $2.18 per share. The 2003 net loss reported was $560.4, or $5.17 per share. The improvement in the 2004 results was due primarily to a robust spot market and the successful implementation of raw material and energy surcharges on spot market sales, lower operating costs, the gain on the sale of discontinued operations, and the reversal of deferred tax valuation allowances taken in prior years.

2003 Compared to 2002

Total steel shipments for the twelve months ended December 31, 2003 and 2002 were 5,830,800 tons and 5,803,700 tons, respectively. The year-to-year increase was primarily due to higher shipments of hot-rolled steel products that offset reduced shipments to contract customers in the automotive, appliance construction and manufacturing markets and continued weakness in the stainless and electrical steel markets. Lower contract shipments in 2003 were, in part, the result of customers lost to competitors, who brought back previously idled production capacity as the Company sought to increase prices and, simultaneously, remain a predominant source of value-added steels to certain contract customers. This strategy had a particularly adverse effect on appliance shipments, which the Company replaced with shipments to the distributor, service center and converter markets. Value-added products comprised only 87% of total shipments for 2003, a decrease from 92.2% for 2002 as higherhot-rolled shipments offset lower cold-rolled, coated and stainless and electrical shipments. Tons shipped by product category for 2003 and 2002 were as follows:

(tons in thousands)	2003		2002
Stainless/electrical	883.3	15.1%	989.8	17.1%
Coated	2,947.9	50.6%	2,973.8	51.2%
Cold-rolled	1,150.5	19.7%	1,297.0	22.3%
Tubular	132.7	2.3%	91.3	1.6%

Subtotal value-added shipments	5,114.4	87.7%	5,351.9	92.2%

Hot-rolled	442.4	7.6%	168.4	2.9%
Secondary	274.0	4.7%	283.4	4.9%

Total Shipments	5,830.8	100.0%	5,803.7	100.0%

Net sales in 2003 were $4,041.7 compared to $4,158.8 in 2002. While overall net contract pricing was higher in 2003, reduced sales were primarily the result of lower spot market pricing and a weaker product mix due to a decline in shipments to contract automotive and appliance customers and increased shipments to distributors, service centers and converter spot market customers. As a result, average selling prices fell to $677 per ton in 2003 from $703 in 2002. Sales attributable to major market groups as a percent of total sales for 2003 and 2002 were as follows:

	2003	2002
Automotive	58%	59%
Appliance, Industrial Machinery and Equipment, and Construction	18%	22%
Distributors, Service Centers and Converters	24%	19%

The Company’s reported operating losses for the years 2003 and 2002 were $651.8 and $737.7, respectively. Included in these results were several large pre-tax expense (benefit) items, which are described more fully below. Excluding the items described below, the Company’s adjusted operating loss for 2003 was $310.5 and the Company’s adjusted operating profit was $66.1 for 2002.

Exclusion of these charges from operating loss is presented in order to clarify the effects of these charges on our operating results and to reflect the operating performance of the Company on a comparative basis for 2003 and 2002. None of these adjustments, exclusive of the pension and other postretirement benefit corridor charges, is reasonably likely to recur within the next two years. The pension and other postretirement benefit corridor adjustments are a result of the Company’s unique method of accounting for pension and other postretirement benefits, a method which, to our knowledge, no other domestic manufacturing company employs. While these corridor adjustments have recurred over the past four years, it is nearly impossible to reliably forecast or predict whether they will re-occur in future years, or if they do, at what magnitude. They are taken only in the fourth quarter of a calendar year and are driven mainly by events and circumstances beyond the Company’s control, primarily changes in interest rates, health care cost trends and mortality and retirement assumptions.

We believe that this non-GAAP financial measure is helpful in reflecting our current operating results and providing investors with a transparent insight into our overall financial performance. In addition, the adjusted operating profit allows for comparability to our competitors when analyzing the Company’s financial performance versus other steel companies. We view the “Adjusted operating profit (loss)” as an important operating performance measure, and as such, we believe that the GAAP financial measure most directly comparable to it is operating profit (loss). The adjusted operating profit (loss) is used by our management as a supplemental financial measure to evaluate the performance of our business that, when analyzed in conjunction with our GAAP results and the accompanying reconciliations, we believe provides additional insight into the financial trends of our business versus the GAAP results alone. We believe that investors and potential investors in our securities should not rely on adjusted operating income as a substitute for any GAAP financial measure and we encourage investors and potential investors to review the reconciliations of adjusted operating profit (loss) to the comparable GAAP financial measure. While we believe the non-GAAP measures allow for comparability to our competitors, the most significant limitation on that comparison is the Company immediately recognizes the pension and other postretirement benefit corridor charges in the fourth quarter of the current year. However, our competitors do not recognize these pension and other postretirement benefit costs immediately, but instead, amortize these costs over future years. Management compensates for the limitations of this non-GAAP financial measure by recommending that these non-GAAP measures be evaluated in conjunction with the GAAP financial measures.

Reconciliation of Operating Loss to Adjusted Operating Profit (Loss)

	2003	2002
Operating loss, as reported	$(651.8)	$(737.7)
Pension and other postretirement benefit corridor charges	240.1	816.8
Goodwill impairment	101.2	—
Insurance settlement	—	(23.9)
Impairment of equity investment	—	10.9

Adjusted operating profit (loss)	$(310.5)	$66.1

In addition to the impact of reduced sales, operating results for 2003 compared to 2002 were unfavorably affected by higher raw material and energy costs and higher operating costs, including a $67.2 increase in pension and other postretirement benefit expenses excluding the corridor charge. In 2003 and 2002, LIFO charges of $46.2 and $33.2, respectively, reflected progressively increasing costs in both years. Compared to 2002, 2003 input costs increased $64.0 for natural gas, $59.0 for scrap and $48.0 for purchased carbon slabs. In the fourth quarter of 2003, the Company announced a plan to eliminate approximately 475 salaried positions, equivalent to approximately 20% of the salaried workforce. These reductions resulted in annual cost savings of approximately $35.0 beginning in 2004. Operating costs in 2003 were also unfavorably impacted by an $11.4 planned Middletown Works blast furnace maintenance outage and a $5.6 write-off of equipment at the Middletown Works, including a sinter plant following a change to a type of iron ore pellet that avoids the need to produce high cost sinter. During 2003, the Company also recognized start-up costs of $4.4 for an Ashland Works coke battery that had been on hot idle and is expected to achieve savings in excess of $7.0 per year compared to the current costs of purchasing coke. Results in 2003 also were adversely affected by $4.8 of expenses incurred in connection with the Company’s unsuccessful efforts to acquire the assets of National Steel Corporation.

Under its method of accounting for pension and other postretirement benefit plans, the Company recognized fourth quarter corridor charges in 2003 and 2002 of $240.1 and $816.8, respectively. The Company also incurred a fourth quarter corridor charge of $192.2 in 2001. Under this method of accounting, the Company recognizes into its results of operations, as a fourth quarter noncash “corridor” adjustment, any unrecognized actuarial net gains or losses that exceed 10% of the larger of projected benefit obligations or plan assets. Amounts inside this 10% corridor are amortized over the average remaining service life of active plan participants. Actuarial net gains and losses occur when actual experience differs from any of the many assumptions used to value the benefit plans, or when the assumptions change, as they may each year when a valuation is performed. The effect of prevailing interest rates on the discount rate used to value projected plan obligations as of the October 31 measurement date is one of the most important factors used to determine the Company’s year-end liability, fourth quarter corridor adjustment and subsequent year’s expense for these benefit plans. In 2003, a one-half percent reduction in the discount rate to reflect declines in prevailing interest rates was the primary driver resulting in the Company recording a fourth quarter corridor charge of $76.7 related to its pension plans and $163.4 related to its other postretirement benefit plans. As indicated, this corridor charge has occurred for four consecutive years.

The Company is required to annually review its goodwill for possible impairment. In 2003, recognizing continued softness in the carbon, stainless and electrical steel markets, which affected pricing, volumes and high raw material and energy costs, in addition to other factors, the Company’s management determined that the fair value of the Company’s flat rolled steel reporting unit had declined. As a result, in 2003, the Company recognized a non-cash impairment charge of $101.2. The remaining goodwill at December 31, 2003 includes $31.0 of goodwill related to AK Tube’s 2003 acquisition of ArvinMeritor’s Central Tubing Facility.

In order to fully recognize the deferred tax asset recorded on its financial statements related to net operating loss carryforwards, the Company must generate taxable income sufficient to utilize its carryforwards before they expire. The Company records a valuation allowance to reduce its deferred tax asset to an amount that is more likely than not to be realized. In 2003, a forecast of lower projected taxable income indicated that a decrease in the deferred tax asset was necessary and the Company recognized an $87.3 non-cash charge to record an additional valuation allowance.

The Company’s 2002 operating results were favorably affected by a pre-tax benefit of $23.9 arising from insurance settlements entered into by the Company with certain of its insurance carriers, partially offset by an increase in environmental reserves. The settlement amount represented a negotiated dollar value the Company accepted for reimbursement of past environmental and asbestos expenditures and, to a lesser extent, to release those insurance companies from a responsibility to reimburse the Company for future covered expenditures under the policies. Other existing insurance policies covering asbestos and environmental contingencies may serve to mitigate future covered expenditures. In addition, the Company maintains reserves for future probable payments related to asbestos claim settlements and environmental investigation, monitoring and remediation, which do not consider the potential for insurance recoveries. Management does not consider this benefit indicative of our financial performance of our steel operations. If these reserves are not adequate to cover future claims, then the Company’s financial position, operating results and cash flows may be negatively impacted.

In 2002, the Company recorded a pre-tax $10.9 impairment of its investment in Eveleth Taconite Mines L.L.C. (“EVTAC”), a business the Company accounted for using the equity method. EVTAC, a company that produced iron ore pellets used in the production of steel, was a joint venture of AK Steel, Rouge Steel and Stelco. The impairment, which reduced the carrying value of EVTAC to zero, resulted from the joint venture’s loss of several major customers, including the Company, which elected to purchase most of its iron ore requirements from other suppliers. EVTAC subsequently filed for bankruptcy protection and sold all of its assets. However, after settling its liabilities, no assets were available for distribution to the equity holders. Management does not consider the impairment of this investment useful or indicative to the evaluation of the Company’s core steel operations.

In 2002, the Company issued and sold $550.0 of 7-3/4% Senior Notes Due 2012. Net of the discount to the initial purchasers and fees, the sale generated cash proceeds of $538.1. The proceeds, along with cash on hand, were used to redeem all $550.0 of the Company’s 9-1/8% Senior Notes Due 2006 at a total cost of $575.1, which included a redemption premium of $25.1. As a result, the Company recognized a pre-tax loss of $31.7 for the redemption of the 9-1/8% Senior Notes. The reduction in the interest expense for 2003 was a result of the refinancing above, as well as $62.5 reduction of debt in 2003.

In 2002, the Company liquidated all of the nearly 1.5 million shares of Anthem Inc. stock it had received in 2001 upon the demutualization of its primary healthcare insurance provider. The Company recorded a gain on the sale of this stock of $24.1, which was included in income from continuing operations in 2002.

In 2003, the Company performed an impairment review of the carrying amount of two businesses accounted for as cost investments. Based on the Company’s review of their business plans and future prospects, it determined that the carrying amount of its investments in the companies were impaired and recognized charges in other income (expense) totaling $7.3 to write down the investments to their estimated fair values.

In 2002, the Company sold its Sawhill Tubular division for $67.5, recording an after-tax loss of $6.4. Sawhill Tubular generated a net after-tax loss of $0.5 from the beginning of 2002 to the date of sale. During 2004 the Company completed the sales of Douglas Dynamics and Greens Port Industrial Park. In 2003 and 2002, Douglas Dynamics recorded after-tax income of $28.4, and $19.5, and Greens Port recorded income of $5.6 and $5.4, respectively. The results of Sawhill Tubular, Douglas Dynamics and Greens Port Industrial Park are classified as discontinued operations.

The Company’s net losses in 2003 and 2002 were $560.4, or $5.17 per share, and $502.4, or $4.67 per share, respectively. The increase in the net loss in 2003 from that in 2002 was primarily due to lower sales, higher operating costs, the impairment of goodwill and the increase in the deferred tax asset valuation allowance, partially offset by a lower pension and other postretirement benefit corridor charge.

Outlook

All of the statements in this “Outlook” section are subject to, and qualified by, the information set forth beginning on page 29 under the heading “Forward Looking Statements”.

Building on the solid financial improvement started in 2004, the Company is forecasting further improved financial performance in 2005. For example, the Company expects its shipments in 2005 to be approximately 6.3 million tons, slightly higher than 2004 shipments, and the product mix is expected to be approximately 90% value-added. During 2005 the Company expects higher average selling prices, primarily the result of negotiating double-digit price increases with approximately 90% of its contract customers. The increased revenue from these higher prices is expected to more than offset significant projected increases in the cost of raw materials and energy, particularly scrap, purchased slabs, iron ore, coke, coal and natural gas. The Company estimates that depreciation expense will decline by approximately $6.0 from 2004 levels to approximately $200.0 and expects interest expense to decrease by approximately $20.0 in 2005 compared to 2004 levels, principally as the result of debt reduction. Capital expenditures in 2005 are estimated to be approximately $200.0, of which the two largest projects include the Middletown Works MACT project and the Ashland Works caster and degasser project. For tax purposes, the Company expects to have a book tax rate of approximately 36% for 2005, although the cash tax rate is expected to be less than 10%.

The Company expects that pension and other post retirement benefit expenses will decline by approximately $15.0, excluding any potential fourth quarter pension and other postretirement benefits corridor charges. Under the Company’s pension and other postretirement benefit plan accounting method, the annual determination of a fourth quarter adjustment, if any, is made as of the plans’ October 31 measurement date. Since the balance of deferred actuarial losses for all major pension and other postretirement benefit plans was at or near the edge of the 10% corridor at the end of 2004, the development of any additional net actuarial losses, which may result from a further decline in interest rates, poor investment returns or adverse changes in assumptions, would likely result in another corridor charge in the fourth quarter of 2005.

The Company does not anticipate any required cash payments to its pension plan trust in 2005. Due to the Company’s improved financial performance and enhanced liquidity during 2004, however, a voluntary $150.0 million pension contribution to the pension trust was made in the first quarter of 2005. The Company currently projects that this early contribution will reduce its required 2006 pension contribution to approximately $126.2. See Liquidity and Capital Resources below for a further discussion of future funding requirements.

In the first quarter of 2005, the Company expects to ship nearly 1,550,000 tons, somewhat less than the 1,631,400 tons shipped in the fourth quarter of 2004. While the Company anticipates continued strong demand for its products, planned maintenance outages at its Middletown and Mansfield facilities will adversely affect first quarter shipments and negatively impact pre-tax earnings by approximately $16.0. The outage at the Company’s Middletown facility will be to perform maintenance work on its blast furnace. During that outage, the Company also will complete the installation of certain emission control equipment required to bring the furnace into compliance with new environmental regulations. The Mansfield outage was originally planned to occur in the second quarter. The outage has been moved into the first quarter and will have a $6.0 negative impact on operating profit, or approximately $4 per ton. As a result, the Company now estimates first quarter operating profit of approximately $76 per ton. The Company expects a significant increase in revenues during the first quarter as a result of previously negotiated price increases for its contract business, which is expected to account for approximately 70% of sales. The Company also expects, however, a significant increase in its costs for raw materials and energy, particularly scrap, iron ore, coal, purchased slabs and natural gas. After considering all of these factors, the Company expects to report improved operating results for the first quarter of 2005 compared to the fourth quarter of 2004.

Liquidity and Capital Resources

At December 31, 2004, the Company had $377.1 of cash and cash equivalents, $170.8 of availability under a $300.0 accounts receivable purchase credit facility and $329.6 of availability under a $400.0 five-year senior revolving credit facility that is secured by certain of the Company’s inventories. At December 31, 2004, there were no outstanding borrowings under either credit facility; however, availability under the facilities was reduced by $156.9 of outstanding letters of credit and reduced pools of eligible accounts receivable and inventories. Availability under both facilities fluctuates monthly with the varying levels of eligible collateral. As a result of improved liquidity in 2004, due primarily to the sale of Douglas Dynamics and Greens Port Industrial Park, increased pricing and the implementation of energy and raw material surcharges, the Company retired $150.9 of debt ahead of its scheduled maturity. No significant scheduled debt payments are due until 2009.

During 2004, cash generated by continuing operations totaled $224.2, due primarily to higher shipment volumes and prices in 2004. Average selling prices increased to $833 per ton in 2004, an increase of $156 per ton over 2003 levels. Cost of products sold, however, increased 17% as a result of a significant rise in the prices paid for raw materials, particularly scrap and purchased slabs, and energy, primarily natural gas, as well as higher shipping levels. The Company used a net $162.5 of cash from accounts receivable, inventories and current liabilities, due primarily to the higher level of receivables that were a result of higher pricing and increased shipments, partially offset by a decrease in inventories and an increase in current liabilities. Management believes that the Company’s receivable, inventory and current liability levels are appropriate in the current business environment and expects a modest net increase of these items in 2005 as a result of expected higher sales and higher raw material costs.

During January 2005 the Company made a voluntary contribution to its pension trust of $150.0. There are no required pension contributions for 2005. Currently, the Company estimates required payments for 2006 and 2007 to be $126.2 and $383.5, respectively. The calculation of estimated future pension contributions requires the use of assumptions concerning future events. The most significant of these assumptions relate to future investment performance of the pension funds, actuarial data relating to plan participants and the benchmark interest rate used to discount future benefits to their present value. Because of the variability of factors underlying these assumptions, including the possibility of future pension legislation, the reliability of estimated future pension contributions decreases as the length of time until the contributions must be made increases.

Investing activities in 2004 generated $303.0 of cash, including $383.1 primarily from proceeds for sales of the Company’s Douglas Dynamics and Greens Port Industrial Park businesses, partially offset by $98.8 of capital investments.

Cash used by financing activities in 2004 totaled $217.3, including $213.4 for a principal payment and $5.0 for an associated premium for the early retirement of debt.

The Company believes that its current liquidity will be adequate to meet its obligations for the foreseeable future. Future liquidity requirements for employee benefit plan contributions, scheduled debt maturities and capital investments are expected to be funded by internally generated cash and/or other financing sources. However, there is no assurance that the Company will be able to generate or obtain all of the necessary liquidity if there is a material deterioration in the steel industry or the overall economy. The Company’s forward looking statement on liquidity is based on currently available information and to the extent the information is inaccurate, there could be a material adverse impact to the Company’s liquidity.

Discontinued Operations

During 2004, the Company sold Douglas Dynamics and Greens Port Industrial Park. Net proceeds from the sale of these two businesses amounted to $333.8.

Dividends

The payment of cash dividends is subject to a restrictive covenant contained in the instruments governing most of the Company’s outstanding senior notes and in its inventory-based revolving credit facility. The covenant in its senior notes allows the payment of dividends, if declared by the Board of Directors, and the redemption or purchase of shares of its outstanding capital stock, subject to a formula that reflects cumulative net earnings. As a result of cumulative losses recorded over the last three years, the Company is unable to pay a dividend or redeem stock under this formula. The restriction in the Company’s inventory-based revolving credit facility limits dividends to $12.0 annually.

Financial Covenants

The indentures governing the Company’s outstanding senior notes as well as the agreements governing its two revolving credit facilities, contain restrictions and covenants that may limit the Company’s operating flexibility. The senior note indentures include restrictive covenants regarding the amount of sale/leaseback transactions, transactions by subsidiaries and with affiliates, use of proceeds from asset sales and some investments. Furthermore, the senior note indentures impose the following additional financial covenants:

•	A minimum interest coverage ratio of at least 2.5 to 1 for the incurrence of debt. Failure to currently meet this covenant would limit the amount of additional debt the Company can incur to approximately $100.0. At December 31, 2004, the ratio was 3.17 to 1. This number is calculated by dividing the interest expense, including capitalized interest and fees on letters of credit, into EBITDA defined as income before interest, income taxes, depreciation, amortization of intangible assets and restricted stock, extraordinary items, purchase accounting and asset distributions, adjusted by income before income taxes for discontinued operations, reducing for the charges related to impairment of goodwill and pension and other postretirement employee benefit obligation (“OPEB”) corridor charges. These corridor charges are then amortized over a 10-year period for this calculation.

•	A limitation on “restricted payments”, which consist primarily of dividends and share repurchases, to $25.0 plus 50% of cumulative net income (or minus 100% of cumulative net loss) from April 1, 2002.

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

Capital Investments

The Company anticipates 2005 capital investments of approximately $200.0, which are expected to be funded from cash, cash flow generated from operations and the remaining restricted proceeds received through the Ohio Air Quality Development Authority which will be used to finance construction of emission control equipment for the Middletown Works’ blast furnace and basic oxygen furnaces. The total cost of this project is estimated to be approximately $66.0. The Commonwealth of Kentucky also has provided the Company the ability to receive tax incentives up to $40.0 over a 10-year period for the installation of a vacuum degasser and caster modifications at its Ashland Works facility under the Kentucky Industrial Revitalization Act Tax Credit Program. The total cost of the Ashland caster and degasser project is estimated to be approximately $65.0. At December 31, 2004, commitments for future capital investments totaled approximately $17.4.

Employee Benefit Obligations

Under its method of accounting for pension and other postretirement benefit plans, the Company recognizes into income (loss), as a fourth quarter adjustment, any unrecognized actuarial gains and losses that exceed 10% of the larger of projected benefit obligations or plan assets (the “corridor”). Prevailing interest rates on the fourth quarter measurement date are one of the factors used to determine the Company’s year-end liability, fourth quarter corridor charge and subsequent year’s expense for these benefit plans. Based on the prevailing interest rates and on other relevant assumptions made by the Company, the pre-tax effect of the 2004 fourth quarter non-cash pension charge was $132.6. In addition, the pre-tax effect of a 2004 fourth quarter non-cash charge related to other postretirement benefit plans was $198.2. Also in 2004, the Company had a net credit to equity of $8.9 as a part of the adjustments necessary to recognize the minimum pension liability as required under current accounting rules.

Based on the assumptions used to value other postretirement benefits, primarily retiree healthcare and life insurance benefits, cash payments for these benefits are expected to be in a range of between $103.1 and $175.7 in each of the next 30 years. Based on current assumptions, no cash payments to the pension plans are required in 2005. The amount and timing of future required contributions to the pension trust depends on the use of assumptions concerning future events. The most significant of these assumptions relate to future investment performance of the pension funds, actuarial data relating to plan participants and the benchmark interest rate used to discount benefits to their present value. Because of the variability of factors underlying these assumptions, including the possibility of future pension legislation, the reliability of estimated future pension contributions decreases as the length of time until the contribution must be made increases. Currently, the Company’s major pension plans are significantly underfunded. As a result, absent major increases in long-term interest rates, above average returns on pension plan assets and/or changes in legislated funding requirements, the Company will be required to make contributions to its pension trusts of varying amounts in the long-term. Some of these contributions could be substantial. Currently, the Company estimates required pension contributions for 2006 and 2007 to be $126.2 and $383.5, respectively.

On December 8, 2003, the United States government enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003. This Act provides a federal subsidy to sponsors of retiree healthcare benefit plans that include a qualified prescription drug benefit. The Company sponsors such a plan. Because the measurement date of the Company’s benefit plan preceded the effective date of the Act, the Company was not permitted to recognize the effects of the Act until February 8, 2004. The Company’s savings in per capita prescription claim costs due to the impact of the Act resulted in a reduction in its accumulated postretirement benefit obligation of approximately $176.0. In 2004, the Company recognized a reduction in net periodic benefit costs related to these savings of $16.9, excluding the fourth quarter corridor charge.

Labor Agreements

At December 31, 2004, AK Steel’s operations included approximately 8,400 employees, of which approximately 6,700 are represented by international and independent labor unions under various contracts that expire in the years 2005 through 2008. The contract for approximately 300 Mansfield hourly employees represented by the United Steel Workers of America was scheduled to expire on March 31, 2005. On February 17, 2005, the members of the union representing these employees voted to extend the contract through February 10, 2007. The labor contract representing approximately 775 hourly employees at its Ashland facility will expire on September 1, 2005. In addition, the AK Steel’s labor agreements at its Middletown Works, Butler Works, Zanesville Works and AK Tube facility expire at various dates in 2006. These unions represent approximately 4,700 employees. While management does not expect any disruptions in operations associated with upcoming labor negotiations, the Company cannot currently predict the outcome of the contract negotiations. However, there is a potential of a work stoppage if AK Steel and its unions cannot reach agreement in contract negotiations that could have a material impact on the Company’s financial condition, operations and cash flow.

Energy and Raw Material Hedging

The Company enters into derivative transactions in the ordinary course of business to hedge the cost of natural gas and certain raw materials. At December 31, 2004, current and non-current assets included $6.3 and $0.4, respectively, for the fair value of these derivatives. Changes in the prices paid for the related commodities are expected to offset the effect on cash of settling these amounts.

Off Balance Sheet Arrangements

The Company holds an equity interest in Combined Metals of Chicago L.L.C., which is not consolidated in the Company’s financial statements. The Company has provided a $4.0 letter of credit to support a portion of Combined Metals’ bank indebtedness proportionate to the Company’s equity investment. The fair value of this guarantee, which is not material, is recorded in accrued liabilities.

The Company holds an equity interest in AK-ISG Steel Coating Company and guarantees its performance under an equipment lease that terminates in 2009. At December 31, 2004 and December 31, 2003, the Company’s maximum liability under this guarantee was approximately $16.2 and $20.2 respectively, which was not recorded on its financial statements because it originated before the effective date of Financial Accounting Standard Board (“FASB”) Interpretation No. 45. Payment of any amounts under this guarantee, if necessary, would be made in monthly installments through early 2009.

Tabular Disclosure of Contractual Obligations

In the ordinary course of business, the Company enters into agreements under which it is obligated to make legally enforceable future payments. These agreements include those related to borrowing money, leasing equipment and purchasing goods and services. The following table summarizes by category expected future cash outflows associated with contractual obligations in effect as of December 31, 2004.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$1,111.4	$—	$—	$462.1	$649.3
Interest on long-term debt obligations	541.2	81.4	162.8	144.5	152.5
Operating lease obligations	7.9	2.1	3.1	1.7	1.0
Purchase obligations and commitments	5,449.2	1,948.2	1,678.2	954.5	868.3
Pension payment obligations	3,017.4	326.1	635.1	612.5	1,443.7
Other than pension retiree obligations	1,698.5	160.1	325.3	345.3	867.8
Other long term liabilities	134.8	—	41.3	29.9	63.6

Total	$11,960.4	$2,517.9	$2,845.8	$2,550.5	$4,046.2

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

In December 2004, the Company reached an agreement with Shenango Incorporated for the supply of all of the Company’s anticipated coke purchases through the end of 2009. The supply agreement, extends and modifies an existing contract that was set to expire at the end of 2005, and is included in the purchase obligation commitments above.

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

The Company’s consolidated balance sheets contain reserves for pension and other postretirement benefits and other long-term liabilities. The benefit plan liabilities are calculated using actuarial assumptions that the Company believes are reasonable under the circumstances. However, because changes in circumstances can have a significant effect on the liabilities and expenses associated with these plans including, in the case of pensions, pending legislation, the Company cannot reasonably and accurately project payments into the future. While the Company does include information about these plans in the above table, it also discusses these benefits elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the notes to its financial statements, set forth in Item 8.

The other long-term liabilities on the Company’s consolidated balance sheets include reserves for environmental and legal issues, employment-related benefits and insurance and other reserves. These amounts generally do not arise from contractual negotiations with the parties receiving payment in exchange for goods and services. The ultimate amount and timing of payments are subject to significant uncertainty and, in many cases, are contingent on the occurrence of future events, such as the filing of a claim or completion of due diligence investigations, settlement negotiations, documentation or legal proceedings.

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

The Company maintains an allowance for doubtful accounts as a reserve for the loss that would be incurred if a customer is unable to pay amounts due to the Company. While losses due to customer defaults have been low, if in the future the financial condition of some customers deteriorates to an extent that may affect their ability to pay, additional allowances may be needed. Approximately 28% of trade receivables outstanding at December 31, 2004 are due from businesses associated with the U.S. automotive industry. Except in a few situations where the risk warrants it, collateral is not required on trade receivables. While the Company believes its recorded trade receivables will be collected, in the event of default in payment of a trade receivable, the Company would follow normal collection procedures.

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

The Company is involved in a number of environmental and other legal proceedings, including some related to asbestos exposure. The Company records a liability when it has determined that litigation has commenced or a claim or assessment has been asserted and, based on available information, it is probable that the outcome of such litigation, claim or assessment, whether by decision or settlement, will be unfavorable. The Company measures the liability using available information, including the extent of damage, similar historical situations, its allocable share of the liability and, in the case of environmental liabilities, the need to provide site investigation, remediation and future monitoring and maintenance. Accruals of probable costs have been made based on a combination of litigation and settlement strategies on a case-by-case basis and, where appropriate, are supplemented with incurred but not reported development reserves. However, amounts recognized in the financial statements in accordance with accounting principles generally accepted in the United States exclude costs that are not probable or that may not be currently estimable. The ultimate costs of these environmental and legal proceedings may, therefore, be higher than those currently recorded on the Company’s financial statements. In addition, results of operations in any future period could be materially affected by changes in assumptions or by the effectiveness of the Company’s strategies.

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

Under the applicable accounting standards, actuarial net gains and losses occur when actual experience differs from any of the many assumptions used to value the benefit plans or when the assumptions change, as they may each year when a valuation is performed. The major factors contributing to actuarial gains and losses for pension plans are the differences between expected and actual returns on plan assets and changes in the discount rate used to value pension liabilities as of the measurement date. For other postretirement benefit plans, differences in estimated versus actual healthcare costs, changes in assumed healthcare cost trend rates or a change in the difference between the discount rate and the healthcare trend rate are major factors contributing to actuarial gains and losses. In addition to the potential for corridor adjustments, these factors affect future net periodic benefit expenses. Changes in key assumptions can have a material effect on the amount of annual expense recognized. For example, a one-percentage-point decrease in the expected rate of return on pension plan assets would increase the projected 2005 pension expense by approximately $24.1 before tax. A one-percentage-point increase in the assumed healthcare trend rate would increase projected 2005 other postretirement benefit expense by approximately $24.4 before tax. The discount rate used to value liabilities and assets affects both pensions and other postretirement benefit calculations. A one-quarter-percentage-point decrease in this rate would increase pension expense by $1.7 and other postretirement expense by $0.7. These estimates exclude any potential fourth quarter corridor adjustments.

Property, Plant and Equipment

The total weighted average useful life of the Company’s machinery and equipment is 18.4 years based on the depreciable life of the assets. The Company recognizes costs associated with major maintenance activities at its operating facilities in the period in which they occur.

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

Financial Instruments

The Company is a party to derivative instruments that are designated and qualify as hedges under the Financial Accounting Standards Board’s (“FASB’s”) Statement of Financial Accounting Standards (“Statement”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” and related pronouncements. The Company’s objective in using such instruments is to protect its earnings and cash flows from fluctuations in the fair value of selected commodities and currencies. For example, in the ordinary course of business, the Company uses cash settled commodity price swaps, with a duration of up to three years, to hedge the price of a portion of its natural gas, nickel, aluminum and zinc requirements. The Company designates these swaps as cash flow hedges and the resulting changes in their fair value are recorded in other comprehensive income. Subsequent gains and losses are recognized into cost of products sold in the same period as the underlying physical transaction. At December 31, 2004, currently valued outstanding commodity hedges would result in the reclassification into earnings of $4.0 in net-of-tax gains within the next twelve months. Based on such reviews as it deems reasonable and appropriate, the Company believes that all counterparties to its outstanding derivative instruments are entities with substantial credit worthiness.

Goodwill

At December 31, 2004 and 2003, the Company’s assets included $37.1 of goodwill. Each year, as required by Statement No. 142, “Goodwill and Other Intangible Assets,” the Company performs an evaluation of goodwill to test this balance for possible impairment. The evaluation requires that the reporting unit underlying the goodwill be measured at fair value and, if this value is less than the carrying value of the unit, a second test must be performed. Under the second test, the current fair value of the reporting unit is allocated to the assets and liabilities of the unit including an amount for “implied” goodwill. If implied goodwill is less than the net carrying amount of goodwill, then the difference becomes the amount of the impairment that must be recorded in that year. The Company’s businesses operate in highly cyclical industries and the valuation of these businesses can be expected to fluctuate, which may lead to further impairment charges in future operating costs. The 2004 annual review did not result in any additional goodwill impairment for the Company.

New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revised FASB Interpretation No. 46, entitled, “Consolidation of Variable Interest Entities.” As revised, the new interpretation requires that the Company consolidate all variable interest entities in its financial statements under certain circumstances. The Company adopted the revised interpretation as of March 31, 2004, as required and consolidated Vicksmetal/Armco Associates, resulting in no additional net income to the Company.

In May 2004, FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“Drug Act”) was issued. FASB Staff Position (“FSP”) 106-2 finalizes the accounting for the Drug Act and specifies that the effect of the Federal subsidy on a benefit plan’s accumulated postretirement benefit obligation shall be accounted for as an actuarial gain. See Note 2.

In December 2004 the FASB issued a revised FASB No. 123(R) (“SFAS 123(R)”) entitled, “Share Based Payment.” SFAS 123(R) sets accounting requirements for “share-based” compensation to employees and requires companies to recognize in the income statement the grant-date fair value of the stock options and other equity-based compensation. SFAS 123(R) is effective in interim or annual periods beginning after June 15, 2005. The Company will be required to adopt SFAS No. 123(R) in the third quarter of 2005, and currently discloses the effect on net income (loss) and earnings (loss) per share of the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation” in the notes to the consolidated financial statements. The Company is currently evaluating the impact of the adoption of SFAS 123(R) on our financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation of the awards.

In 2004, the FASB issued Financial Accounting Standard (“FAS”) No. 151 entitled inventory costs. This Statement amends the guidance in ARB No. 43, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight handling costs, and wasted material (spoilage). The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of the adoption of FAS No. 151 on its financial position and results of operations.

In December 2004, the FASB issued FSP 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes”, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The FASB staff believes that the qualified production activities deduction provided by the American Jobs Creation Act of 2004 (“the Act”) should be accounted for as a special deduction in accordance with FASB Statement No. 109 (“FAS 109”). This FSP was effective upon issuance and is described in Note 4.

In December 2004, the FASB issued FSP 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The FASB staff believes that the lack of clarification of certain provisions within the Act and the timing of the enactment necessitate a practical exemption to the FAS 109 requirement to reflect in the period of enactment the effect of a new tax law. Accordingly, an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FAS 109. See Note 4.

Forward-Looking Statements

Certain statements made or incorporated by reference in this Form 10-K, or made in press releases or in oral presentations made by Company employees, reflect management’s estimates and beliefs and are intended to be, and are hereby identified as “forward-looking statements” for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In particular, these include (but are not limited to) statements in the foregoing paragraphs entitled, Raw Materials, Employees, Competition, Environmental, Legal Proceedings, Management’s Discussion and Analysis of Financial Condition and Results of Operations’ Operations Overview, Outlook, Liquidity and Capital Resources, Tabular Disclosure of Contractual Obligations, Critical Accounting Policies and Estimates, and New Accounting Pronouncements. In addition, these include statements in Item 7A, Quantitative and Qualitative Disclosure About Market Risk and in the Notes to Consolidated Financial Statements in the paragraphs entitled, Property Plant and Equipment, Goodwill and Other Intangible Assets, Pension and Other Postretirement Benefits Accounting, Concentrations of Credit Risk, Financial Instruments, Income Taxes, Commitments, and Environmental and Legal Contingencies.

The Company cautions readers that such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management. In addition to those noted in the statements themselves, these factors include, but are not limited to, the following:

•	risks of recessionary conditions in the general economy and in the cyclical steel industry;

•	reduced domestic automotive production;

•	changes in demand for the Company’s products;

•	unanticipated plant outages, equipment failures or labor difficulties;

•	work stoppages or production disruptions associated with labor difficulties in negotiating new labor agreements with our various labor unions which could result in material impacts to operations, operating income and cash flow;

•	new labor agreements with unions could either enhance or negatively impact our operating costs, operating income and cash flow depending on the success of our labor negotiations;

•	actions by the Company’s domestic and foreign competitors, their employees and labor unions;

•	interest rate volatility and declining prices in the securities markets, which affect pension plan assets and the calculation of pension and other postretirement benefit obligations and expenses;

•	continuing escalation in medical cost trend rates that affects active employee and retiree benefit expenses;

•	unanticipated increases in the prices for, or disruptions in the supply of, raw materials and energy, particularly natural gas, scrap, coal, coke, iron ore and purchased carbon slabs;

•	unexpected outcomes of major litigation, environmental issues and other contingencies;

•	changes in application or scope of environmental regulations applicable to the Company;

•	changes in United States trade policy and governmental actions with respect to imports, particularly the possible impact of restrictions or tariffs on the importation of carbon slabs;

•	timely completion of business or asset purchases and sales, including receipt of regulatory agency approvals; and

•	that future expected cost savings from a business combination or cost reduction initiatives may not be realized.

Unanticipated developments in the above items could negatively impact the Company’s operating costs, operating income and/or cash flow.

Except as required by law, the Company disclaims any obligation to update any forward-looking statements to reflect future developments of events.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk.

In the ordinary course of business, the Company’s market risk includes changes in a) interest rates, b) the prices of raw materials and energy sources, and c) foreign currency exchange rates. The Company manages interest rate risk by issuing substantially all of its debt securities on a fixed rate basis. The fair value of this debt as of December 31, 2004 is $1,135.3, which was determined primarily from valuations provided by financial consultants. A reduction in prevailing interest rates or improvement in the Company’s credit rating could increase the fair value of this debt. A reduction in the rate used to discount total future principal and interest payments of 1% would result in an increase in the total fair value of the Company’s long-term debt of approximately $65.9. An unfavorable effect on the Company’s results and cash flows from exposure to interest rate declines and a corresponding increase in the fair value of its debt would result only if the Company elected to repurchase its outstanding debt securities at prevailing market prices.

In the ordinary course of business, the Company is exposed to fluctuations in the price of certain raw materials. In recent years, natural gas prices, in particular, have increased significantly and have been highly volatile. At normal consumption levels, a $1 per MCF change in natural gas prices would result in an approximately $40.0 change in annual pre-tax operating results, excluding the offsetting effects of any then existing hedging instruments. In addition, due to increased demand from foreign steel producers, the costs of unfinished carbon steel slabs and scrap (both of which are purchased by the Company and are not susceptible to hedging) have risen significantly and those cost increases have adversely affected the Company’s margins. However, in the first quarter of 2004, the Company began adding a surcharge to the price of steel sold to the spot market to offset price increases paid for purchased slabs, scrap and natural gas. In addition, in the case of stainless steel, increased costs for nickel, chrome and molybdenum can usually be recovered through established price surcharges. Approximately 70% of the Company’s sales in 2004 were made under annual or long-term contracts. Those sales contracts generally did not permit adjustment of selling prices in response to changes in the costs of raw materials and energy. In 2005, however, approximately 50% of the Company’s sales contracts will permit such adjustments. Therefore, a rise in the price of energy (particularly natural gas), raw materials (such as scrap), purchased slabs, coal, iron ore, or other commodities will be, in part, passed on to the Company’s contract customers rather than absorbed solely by the Company in 2005.

In addition, in order to further minimize its exposure to fluctuations in raw material costs, and to secure an adequate supply of raw materials, the Company has entered into multi-year purchase agreements for certain raw materials that provide for fixed prices or only a limited variable price mechanism. While enabling the Company to reduce its exposure to fluctuations in raw material costs, this also exposes the Company to an element of market risk relative to its sales contracts. Currently, most of the Company’s sales contracts expire at the end of 2005. When new contracts are negotiated with the Company’s customers, the average sales prices could change, either up or down. If that average sales price decreases, the Company may not be able to reduce its raw material costs to a corresponding degree due to the multi-year term and fixed price nature of some of its raw material purchase contracts.

The Company uses cash settled commodity price swaps and/or options to hedge the price of a portion of its natural gas, nickel, aluminum and zinc requirements. The Company’s hedging strategy is designed to protect it against normal volatility. However, abnormal price increases in any of these commodity markets could negatively impact operating costs. Gains and losses from the use of these instruments are deferred in accumulated other comprehensive loss on the consolidated balance sheets and recognized into cost of products sold in the same period as the underlying physical transaction. At December 31, 2004, accumulated other comprehensive loss did not include any unrealized net-of-tax gains for the fair value of these derivative instruments. The following table presents the negative effect on pretax income of a hypothetical change in the fair value of derivative instruments outstanding at December 31, 2004 due to an assumed 10% and 25% decrease in the market price of each of the indicated commodities.

Commodity Derivative	10% Decrease	25% Decrease
Natural Gas	$5.8	$14.6
Aluminum	—	0.1
Zinc	3.3	8.4

Because these instruments are structured and used as hedges, these hypothetical losses would be offset by the benefit of lower prices paid for the physical commodity used in the normal production cycle. The Company currently does not enter into swap or option contracts for trading purposes.

The Company is also subject to risks of exchange rate fluctuations on a small portion of intercompany receivables that are denominated in foreign currencies. Forward currency contracts are used to manage exposures to certain of these currency price fluctuations. At December 31, 2004, the Company had no outstanding forward currency contracts.

Item 8.	Financial Statements and Supplementary Data.

AK Steel Holding Corporation and Subsidiaries

MANAGEMENT’S RESPONSIBILITY FOR CONSOLIDATED FINANCIAL STATEMENTS

The Company prepares its consolidated financial statements and financial statement schedule in conformity with accounting principles generally accepted in the United States of America. These principles permit choices among alternatives and require numerous estimates of financial matters. The Company believes the accounting principles chosen are appropriate under the circumstances, and that the estimates, judgments and assumptions involved in its financial reporting are reasonable.

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

/s/ JAMES L. WAINSCOTT

President and Chief Executive Officer

/s/ ALBERT E. FERRARA, JR.

Vice President, Finance and Chief Financial Officer

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals and includes those policies and procedures that:

a)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

b)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

c)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of 2004. In making this assessment, the Company’s management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment and those criteria, management has determined that, as of December 31, 2004, the Company’s internal control over financial reporting was effective.

The Company’s independent auditor has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which appears on page 36.

Date March 4, 2005	/S/ JAMES L. WAINSCOTT
James L. Wainscott, President and Chief Executive Officer

Date March 4, 2005	/S/ ALBERT E. FERRARA, JR.
Albert E. Ferrara, Jr., Vice President, Finance and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AK Steel Holding Corporation:

Middletown, Ohio

We have audited the accompanying consolidated balance sheets of AK Steel Holding Corporation and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficit), cash flows, and comprehensive income (loss) for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index to Exhibits at Item 99.1. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2004 and 2003, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE

Cincinnati, Ohio

March 4, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AK Steel Holding Corporation:

Middletown, Ohio

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that AK Steel Holding Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated March 4, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE

Cincinnati, Ohio

March 4, 2005

AK STEEL HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2004, 2003 and 2002

(dollars in millions, except per share data)

	2004	2003	2002
Net sales	$5,217.3	$4,041.7	$4,158.8
Cost of products sold (exclusive of items shown separately below)	4,553.6	3,886.9	3,628.7
Selling and administrative expenses	206.4	243.6	242.8
Depreciation (Note 1)	206.2	221.7	221.2
Other operating items:
Pension and other postretirement benefit corridor charges (Note 1)	330.8	240.1	816.8
Asbestos and environmental insurance settlements (Note 8)	—	—	(23.9)
Impairment of equity investment (Note 8)	—	—	10.9
Goodwill impairment (Note 8)	—	101.2	—

Total operating costs	5,297.0	4,693.5	4,896.5

Operating loss	(79.7)	(651.8)	(737.7)
Interest expense	110.1	117.8	128.3
Charge on retirement of long-term debt (Note 5)	8.7	—	31.7
Gain on sale of Anthem stock (Note 8)	—	—	24.1
Other income (expense)	5.2	(3.4)	—

Loss from continuing operations before income taxes	(193.3)	(773.0)	(873.6)
Income tax benefit (Note 4)	(223.8)	(178.6)	(353.2)

Income (loss) from continuing operations	30.5	(594.4)	(520.4)
Income (loss) from discontinued operations, net of tax (Note 11):
Income from operations	6.5	34.0	24.4
Gain (loss) on sale of discontinued operations	201.4	—	(6.4)

Net income (loss)	$238.4	$(560.4)	$(502.4)

Basic earnings per share: (Note 1)
Income (loss) from continuing operations	$0.28	$(5.48)	$(4.84)
Income (loss) from discontinued operations:
Income from operations	0.06	0.31	0.23
Gain (loss) on sale of discontinued operations	1.85	—	(0.06)

Net income (loss) per share	$2.19	$(5.17)	$(4.67)

Diluted earnings per share: (Note 1)
Income (loss) from continuing operations	$0.28	$(5.48)	$(4.84)
Income (loss) from discontinued operations:
Income from operations	0.06	0.31	0.23
Gain (loss) on sale of discontinued operations	1.84	—	(0.06)

Net income (loss) per share	$2.18	$(5.17)	$(4.67)

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

(dollars in millions, except per share amounts)

	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents (Note 1)	$377.1	$54.7
Accounts receivable, net (Note 1)	632.6	399.3
Inventories, net (Note 1)	682.2	730.9
Deferred tax asset (Note 4)	391.6	99.0
Current assets held for sale (Note 11)	—	46.5
Other current assets	23.3	27.6

Total Current Assets	2,106.8	1,358.0

Property, Plant and Equipment (Note 1)	4,869.6	4,793.9
Less accumulated depreciation	(2,545.1)	(2,360.0)

Property, plant and equipment, net	2,324.5	2,433.9

Other Assets:
Investment in AFSG (Note 1).	55.6	55.6
Other investments (Note 1)	106.9	110.0
Goodwill (Note 1)	37.1	37.1
Other intangible assets (Note 1)	60.0	80.3
Deferred tax asset (Note 4)	720.2	827.5
Non-current assets held for sale (Note 11)	—	65.5
Other	41.6	57.7

TOTAL ASSETS	$5,452.7	$5,025.6

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$387.3	$376.3
Accrued liabilities	199.5	181.9
Current liabilities of discontinued operations (Note 11)	—	16.8
Current portion of long-term debt (Note 5)	—	62.5
Current portion of pension and other postretirement benefit obligations (Note 2)	159.9	141.4

Total Current Liabilities	746.7	778.9

Non-current Liabilities:
Long-term debt (Note 5)	1,109.7	1,197.8
Pension and other postretirement benefit obligations (Note 2)	3,264.1	2,940.6
Non-current liabilities of discontinued operations (Note 11)	—	9.1
Other liabilities	134.8	152.0

Total Non-current Liabilities	4,508.6	4,299.5

TOTAL LIABILITIES	5,255.3	5,078.4

Stockholders’ Equity (Deficit) (Note 7):
Common stock, authorized 200,000,000 shares of $.01 par value each; issued 2004, 117,706,219 shares, 2003, 117,082,911 shares; outstanding 2004, 109,151,128 shares; 2003, 108,577,655 shares	1.2	1.2
Additional paid-in capital	1,824.6	1,815.9
Treasury stock, common shares at cost, 2004, 8,555,091; 2003, 8,505,256 shares	(122.9)	(122.7)
Accumulated deficit	(1,305.8)	(1,544.2)
Accumulated other comprehensive loss (Note 1)	(199.7)	(203.0)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	197.4	(52.8)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$5,452.7	$5,025.6

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2004, 2003 and 2002

(dollars in millions)

	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$238.4	$(560.4)	$(502.4)

Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	206.2	221.7	221.2
Amortization	12.9	11.1	9.2
Deferred income taxes	(234.0)	(173.8)	(287.8)
Pension and other postretirement benefit corridor charge	330.8	240.1	816.8
Stock received in insurance demutualization/gain on sale of stock	—	—	(24.1)
Goodwill impairment	—	101.2	—
Equity investment impairment	—	—	10.9
Income from discontinued operations - net	(207.9)	(34.0)	(18.0)
Charge on retirement of long-term debt	8.7	—	31.7
Other items, net	(2.0)	18.4	13.2
Changes in assets and liabilities:
Accounts receivable	(231.2)	(17.1)	(27.6)
Inventories	52.2	117.4	49.1
Current liabilities	16.5	(96.0)	(85.8)
Other assets	7.7	(1.0)	15.1
Pension asset and obligation	65.5	85.9	14.2
Postretirement benefit obligation	(18.8)	22.0	47.5
Other liabilities	(20.8)	(7.5)	(3.6)

Total adjustments	(14.2)	488.4	782.0

Net cash flows from operating activities of continuing operations	224.2	(72.0)	279.6

Cash flows from investing activities:
Capital investments	(98.8)	(79.6)	(83.5)
Purchase of long-term investments	(2.6)	(1.1)	(54.4)
Purchase of a business	—	(67.2)	—
Proceeds from the sale of discontinued operations	333.8	—	67.5
Proceeds from the sale of investments and property, plant and equipment	49.3	11.8	82.1
Proceeds from draw on IRB for MACT	21.3	—	—
Other items, net	—	(0.5)	(0.4)

Net cash flows from investing activities	303.0	(136.6)	11.3

Cash flows from financing activities:
Proceeds from issuing long-term debt	—	—	538.1
Redemption of long-term debt	(213.4)	(62.5)	(628.0)
Fees related to new credit facility or new debt	(3.7)	(9.8)	—
Premium on redemption of long-term debt	(5.0)	—	(25.1)
Purchase of treasury stock	(0.2)	(0.7)	(1.6)
Redemption of preferred stock	—	—	(13.1)
Preferred stock dividends paid	—	—	(0.9)
Other items, net	5.0	2.4	(2.5)

Net cash flows from financing activities of continuing operations	(217.3)	(70.6)	(133.1)

Cash flows from discontinued operations.	12.5	51.4	23.9

Net increase (decrease) in cash and cash equivalents	322.4	(227.8)	181.7
Cash and cash equivalents, beginning of year	54.7	282.5	100.8

Cash and cash equivalents, end of year	$377.1	$54.7	$282.5

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(dollars in millions)

	Preferred Stock	Common Stock	Additional Paid-In- Capital	Treasury Stock	Accum- ulated Deficit	Other Compre- hensive Income/ (Loss)	Total
Balance, December 31, 2001	$12.5	$1.2	$1,807.2	$(120.4)	$(479.9)	$(187.3)	$1,033.3
Net loss					(502.4)		(502.4)
Unrealized loss on marketable securities						(10.2)	(10.2)
Stock options exercised			0.3				0.3
Tax benefit from common stock compensation			(0.6)				(0.6)
Purchase of treasury stock				(1.6)			(1.6)
Preferred stock cash dividend (declared and paid in third quarter)					(0.9)		(0.9)
Redemption of preferred stock	(12.5)				(0.6)		(13.1)
Derivative instrument hedges						28.7	28.7
Foreign currency translation adjustment						1.4	1.4
Minimum pension liability						(10.8)	(10.8)
Issuance of restricted stock, net			3.3				3.3
Change in unamortized restricted stock			1.9				1.9

Balance, December 31, 2002	—	1.2	1,812.1	(122.0)	(983.8)	(178.2)	529.3
Net loss					(560.4)		(560.4)
Unrealized gain on marketable securities						2.3	2.3
Tax benefit from common stock compensation			(1.5)				(1.5)
Purchase of treasury stock				(0.7)			(0.7)
Derivative instrument hedges						8.7	8.7
Foreign currency translation adjustment						2.3	2.3
Minimum pension liability						(38.1)	(38.1)
Issuance of restricted stock, net			5.6				5.6
Change in unamortized restricted stock			(0.3)				(0.3)

Balance, December 31, 2003	—	1.2	1,815.9	(122.7)	(1,544.2)	(203.0)	(52.8)
Net income					238.4		238.4
Unrealized loss on marketable securities						(0.4)	(0.4)
Stock options exercised			3.5				3.5
Tax benefit from common stock compensation			(1.0)				(1.0)
Purchase of treasury stock				(0.2)			(0.2)
Derivative instrument hedges						(6.7)	(6.7)
Foreign currency translation adjustment						1.5	1.5
Minimum pension liability						8.9	8.9
Issuance of performance shares, net			0.1				0.1
Change in unamortized performance shares			(0.1)				(0.1)
Issuance of restricted stock, net			1.0				1.0
Change in unamortized restricted stock			5.2				5.2

Balance, December 31, 2004	$—	$1.2	$1,824.6	$(122.9)	$(1,305.8)	$(199.7)	$197.4

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2004, 2003 and 2002

(dollars in millions)

	2004	2003	2002
Net income (loss)	$238.4	$(560.4)	$(502.4)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1.5	2.3	1.4
Derivative instrument hedges, mark to market:
Gains (losses) arising in period	(3.7)	12.2	9.0
Less: Reclassification of (gains) losses included in net income	(3.0)	(3.5)	19.7
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	(0.1)	1.9	(1.0)
Less: Reclassification of (gains) losses included in net income	(0.3)	0.4	(9.2)
Minimum pension liability adjustment	8.9	(38.1)	(10.8)

Comprehensive income (loss)	$241.7	$(585.2)	$(493.3)

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

In 2002, the Company completed the sale of Sawhill Tubular Products, a manufacturer of a wide range of steel pipe and tubing products for $67.5, recording an after-tax loss of $6.4. In 2004, the Company sold Douglas Dynamics, L.L.C. for $264.0 before fees and expenses, and recognized a net gain of $165.0, or $1.51 per share and sold its Greensport Industrial Park for $75.0, before fees and expenses and recognized a net gain of $36.2, or $0.33 per share. The results of Douglas Dynamics and Greens Port Industrial Park are classified as discontinued operations. The total gain on the sale of discontinued operations for 2004 was $201.4, or $1.84 per share and was due primarily to the asset sales mentioned above. Additional information regarding the Company’s discontinued operations is included in Note 11.

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

Supplemental Disclosure of Cash Flow Information:

	2004	2003	2002
Cash paid (received) during the period for:
Interest (net of interest capitalized)	$107.1	$112.2	$124.6
Income taxes	$13.0	3.0	(50.8)

Supplemental Cash Flow Information Regarding Non-Cash Investing and Financing Activities:    The Company granted to certain employees common stock with values, net of cancellations, of $1.0, $5.6 and $3.3 in 2004, 2003 and 2002, respectively, under its restricted stock award programs (see Note 3).

Accounts Receivable:    The allowance for doubtful accounts was $5.6 and $4.1 at December 31, 2004 and 2003.

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

	2004	2003
Inventories on LIFO:
Finished and semifinished	$738.7	$637.9
Raw materials and supplies	229.4	166.6
Adjustment to state inventories at LIFO value	(291.6)	(90.9)

Total	676.5	713.6
Other inventories	5.7	17.3

Total inventories	$682.2	$730.9

During 2004 and 2003, liquidation of LIFO layers generated income of $25.1 and 11.1, respectively. In 2002, liquidation of LIFO layers generated a loss of $28.9.

Property, Plant and Equipment:    Plant and equipment are depreciated under the straight-line method over their estimated lives. Land improvements and leaseholds are depreciated over 20 years, buildings, 40 years and machinery and equipment, 2 to 20 years. The estimated weighted average life of the Company’s machinery and equipment is 18.4 years. The Company recognizes costs associated with major maintenance activities at its operating facilities in the period in which they occur. The Company’s property, plant and equipment balances as of December 31, 2004 and 2003 are as follows:

	2004	2003
Land, land improvements and leaseholds	$134.4	$133.9
Buildings	329.1	321.8
Machinery and equipment	4,297.3	4,264.5
Construction in progress	108.8	73.7

Total	4,869.6	4,793.9
Less accumulated depreciation	(2,545.1)	(2,360.0)

Property, plant and equipment, net	$2,324.5	$2,433.9

The amount of interest on capital projects capitalized in 2004 and 2003 was $2.7 and $1.7 respectively. The Company reviews the carrying value of long-lived assets to be held and used and long-lived assets to be disposed of when events and circumstances warrant such a review. If the carrying value of a long-lived asset exceeds its fair value, an impairment has occurred and a loss is recognized based on the amount by which the carrying value exceeds the fair market value less cost to dispose for assets to be sold or abandoned. Fair market value is determined using quoted market prices, estimates based on prices of similar assets or anticipated cash flows discounted at a rate commensurate with risk. In 2003, the Company fully impaired the carrying value of a sinter plant and terne coat line with a total book value of $5.5 after it determined that the assets would no longer be used and that their scrap value less cost to remove approximated zero.

Investments:    The Company has investments in associated companies that are accounted for under the equity method. Because the operations of these companies are integrated with its basic steelmaking operations,

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

the Company includes its proportionate share of the income (loss) of these associated companies in cost of products sold in its consolidated statements of operations. Operating loss includes income from equity companies of $4.6, $0.8 and $1.9 for 2004, 2003 and 2002, respectively.

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

The Company holds an equity interest in AK-ISG Steel Coating Company and guarantees its performance under an equipment lease that terminates in 2009. At December 31, 2004, the Company’s maximum liability under this guarantee was approximately $16.2, which was not recorded on its financial statements because it originated before the effective date of FASB Interpretation No. 45. Payment of any amounts under this guarantee, if necessary, would be made in monthly installments through early 2009.

The Company also holds investments in companies that produce products or own processes that could have a synergistic relationship with the Company’s products. The Company may hold a minor equity stake and have advanced funds to these businesses, whose securities are not broadly traded, and accounts for them as cost investments. Each of these investments is subject to a review for impairment, if and when, circumstances indicate that a loss in value below its carrying amount is other than temporary. Under these circumstances, the Company would write down the investment to its fair value, which would become its new carrying amount. In 2003, the Company performed such a review on two of its investments, one of which was a start-up business. Based on the Company’s review of their business plans and future prospects, it determined that the carrying amount of its investments in the companies were impaired and recognized charges in other income (expense) totaling $7.3. Review of the investments for 2004 did not result in any additional impairment.

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

Related Party Transactions:    The Company regularly transacts business with its equity investees. The following relates to the AK Steel’s transactions with these unconsolidated subsidiaries for the years indicated:

	2004	2003	2002
Sales to equity investees	$40.4	$21.1	$30.0
Purchases from equity investees	45.4	57.3	73.9

	As of December 31,
	2004	2003
Accounts receivable from equity investees	$1.3	$2.3
Accounts payable to equity investees	2.7	3.3

Purchases from equity investees in 2004, 2003 and 2002 include iron ore purchases of $0.0, $5.0 and $54.2, respectively, from Eveleth Taconite Mines L.L.C. In 2002, the Company impaired its investment in this subsidiary and elected to purchase iron ore from other sources. (see Note 8)

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Goodwill and Other Intangible Assets:    Goodwill and other intangible assets are reviewed annually for possible impairment. As more fully explained in Note 8, in 2003, the Company determined that the fair value of its flat-rolled steel operations had declined to a level where its goodwill balance could no longer be supported and recognized an impairment charge of $101.2. The 2004 annual review did not result in any additional goodwill impairment for the Company.

As of December 31, 2004 and 2003, goodwill on the consolidated balance sheets was $37.1. In 2003, AK Tube LLC, a consolidated subsidiary of the Company, acquired ArvinMeritor’s Central Tubing Facility for $67.2. The December 31, 2004 and 2003 goodwill balance primarily relates to the tubular business, including $31.0 of goodwill related to the AK Tube 2003 acquisition. Other intangible assets on the December 31, 2004 and 2003 consolidated balance sheets were as follows:

	2004	2003
Minimum pension liability	$58.8	$78.9
Other	1.2	1.4

Total intangible assets	$60.0	$80.3

Pension and Other Postretirement Benefits Accounting:    Under its method of accounting for pension and other postretirement benefit plans, the Company recognizes into income, as a noncash fourth quarter adjustment, any unrecognized actuarial net gains or losses that exceed 10% of the larger of projected benefit obligations or plan assets, defined as the corridor. Amounts inside this 10% corridor are amortized over the average remaining service life of active plan participants. Actuarial net gains and losses occur when actual experience differs from any of the many assumptions used to value the plans. Differences between the expected and actual returns on plan assets and changes in interest rates, which affect the discount rates used to value projected plan obligations, can have a significant impact on the calculation of pension net gains and losses from year to year. For other postretirement benefit plans, increases in healthcare trend rates that outpace discount rates could cause unrecognized net losses to increase to the point that an outside-the-corridor charge would be necessary. By immediately recognizing net gains and losses outside the corridor, the Company’s accounting method limits the amounts by which balance sheet assets and liabilities differ from economic net assets or obligations related to the plans. In 2004, a one-half percent decline in the discount rate and a change in certain retirement assumptions, including an increase in retiree health care costs, lead the Company to record fourth quarter corridor charges of $132.6 related to its pension plans and $198.2 related to its other postretirement benefit plans. In 2004, Company also recorded a credit to equity of $8.9 to recognize an increase in the minimum pension liability. The pension charges were favorably affected as a result of a 11.24% actual return on plan assets that exceeded the 8.50% assumed return used to calculate the 2004 pension expense. During 2003, a decrease in the discount rate from 6.75% to 6.25% to reflect declines in prevailing interest rates, and other actuarial losses resulted in a net actuarial loss in excess of the corridor. As a result, the Company recognized, in 2003, a pension corridor charge of $76.7. In addition, during 2003, the decrease in the discount rate and rising healthcare costs resulted in the Company recognizing a corridor charge of $163.4 related to its other postretirement benefit plans. The pension charges were favorably affected as a result of a 17.44% actual return on plan assets that exceeded the 8.75% assumed return used to calculate the 2003 expense.

Income Taxes:    As more fully explained in Note 4, the Company records deferred tax assets, primarily related to amounts previously expensed in the consolidated financial statements, which become deductible in the tax return upon payment in the future. These amounts include pension and other postretirement benefit reserves and other reserves which have been accrued. The Company does not currently pay regular federal and some state income taxes because it has accumulated net operating loss and tax credit carryforwards from prior years.

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

However, in 2004, the Company paid federal alternative minimum tax (“AMT”), due to limitations on the amount of AMT loss carryforwards that can be used to offset the AMT liability. In addition, the Company paid income taxes to selected states and local jurisdictions that limit the ability to use operating loss carryforwards to reduce taxes payable.

The tax losses and tax credit carryforwards may be used to offset future taxable income, and their benefit is reflected in the deferred tax assets. These deferred tax asset components are partially offset by deferred tax liabilities, primarily related to fixed assets which have been depreciated at a faster rate for tax purposes than for financial reporting purposes. In order to recognize fully the deferred tax asset, the Company must generate sufficient taxable income to utilize its temporary differences and net operating loss carryforwards before they expire. The Company records a valuation allowance to reduce its deferred tax assets to an amount that is more likely than not to be realized. The valuation allowance is regularly reviewed for adequacy.

Earnings Per Share:    Reconciliation of numerators and denominators for basic and diluted EPS computations is as follows:

	2004	2003	2002
Income (loss) for calculation of basic earnings per share:
Income (loss) from continuing operations	$30.5	$(594.4)	$(520.4)
Less: Preferred stock dividends	—	—	1.2

Income (loss) from continuing operations related to common stockholders	30.5	(594.4)	(521.6)
Income from discontinued operations	207.9	34.0	18.0

Net income (loss) related to common stockholders	$238.4	$(560.4)	$(503.6)

Common shares outstanding (weighted average in millions):
Common shares outstanding for basic earnings per share	108.7	108.5	107.9
Effect of dilutive securities, employee stock options	0.5	—	—

Common shares outstanding for diluted earnings per share	109.2	108.5	107.9

Basic earnings per share:
Income (loss) from continuing operations	$0.28	$(5.48)	$(4.84)
Income from discontinued operations	1.91	0.31	0.17

Net income (loss) per share	$2.19	$(5.17)	$(4.67)

Income (loss) for calculation of diluted earnings per share:
Income (loss) from continuing operations	$30.5	$(594.4)	$(520.4)
Less: Preferred stock dividends	—	—	1.2

Income (loss) from continuing operations related to common stockholders	30.5	(594.4)	(521.6)
Income from discontinued operations	207.9	34.0	18.0

Net income (loss) related to common stockholders	$238.4	$(560.4)	$(503.6)

Diluted earnings per share:
Income (loss) from continuing operations	$0.28	$(5.48)	$(4.84)
Income from discontinued operations	1.90	0.31	0.17

Net income (loss) per share	$2.18	$(5.17)	$(4.67)

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

At the end of each year, the Company had outstanding stock options whose exercise or conversion could, under certain circumstances, further dilute earnings per share. The following shares of potentially issuable common stock were not included in the above weighted average shares outstanding because to do so would have had an antidilutive effect on earnings per share for the years presented.

(Common shares in millions)	2004	2003	2002
Stock options	2.9	4.7	3.8

Share Based Payments:    Compensation costs related to restricted stock awards granted under the Company’s Stock Incentive Plan (“SIP”) are charged against income during their vesting period. In 2004, 2003 and 2002, the Company recognized compensation costs of $6.2, $5.3 and $5.2, respectively, related to these awards. The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for nonqualified stock options granted under its SIP. The Company adopted the pro forma disclosure requirements of Statement No. 123, “Accounting for Stock-Based Compensation” and related pronouncements. Had compensation cost for the Company’s stock option plans been determined based on fair value consistent with the methodology of Statement No. 123, the Company’s net loss and loss per share for each year would have been adjusted to the pro forma amounts indicated below:

	2004	2003	2002
Net income (loss) as reported	$238.4	$(560.4)	$(502.4)
Additional compensation cost based on fair value recognition, net of tax	1.3	1.4	1.8

Pro forma net income (loss)	$237.1	$(561.8)	$(504.2)

Basic earnings (loss) per share as reported	$2.19	$(5.17)	$(4.67)
Additional compensation cost based on fair value recognition, net of tax	0.01	0.01	0.01

Pro forma basic earnings (loss) per share	$2.18	$(5.18)	$(4.68)

Diluted earnings (loss) per share as reported	$2.18	$(5.17)	$(4.67)
Additional compensation cost based on fair value recognition, net of tax	0.01	0.01	0.01

Pro forma diluted earnings (loss) per share	$2.17	$(5.18)	$(4.68)

The fair value of options to purchase shares of AK Holding common stock is estimated on the grant date using a Black-Scholes option pricing model considering the appropriate dividend rates along with the following weighted average assumptions:

	2004	2003	2002
Expected volatility	40.6%	37.5%	35.2%
Risk free interest rates	4.15%	4.38%	5.23%
Expected lives	8.45 yrs.	8.50 yrs.	8.50 yrs.

In December 2004 the Financial Accounting Standards Board issued a revised FASB No. 123(R) (“SFAS 123(R)”) entitled, “Share Based Payment.” SFAS 123(R) sets accounting requirements for “share-based” compensation to employees and requires companies to recognize in the income statement the grant-date fair value of the stock options and other equity-based compensation. SFAS 123(R) is effective in interim or annual periods beginning after June 15, 2005. The Company will be required to adopt SFAS No. 123(R) in the third quarter of 2005, and currently discloses the effect on net income (loss) and earnings (loss) per share of the fair

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation.” The Company is currently evaluating the impact of the adoption of SFAS 123(R) on our financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation of the awards.

Research and Development Costs:    The Company conducts a broad range of research and development activities aimed at improving existing products and manufacturing processes and developing new products and processes. Research and development costs, which are recorded as expense when incurred, totaled $6.7, $13.8 and $13.6 in 2004, 2003 and 2002, respectively. Research and development costs were lower in 2004 as a result of the Company’s cost cutting measures in the latter part of 2003.

Concentrations of Credit Risk:    The Company operates in a single business segment and is primarily a producer of carbon, stainless and electrical steels and steel products, which are sold to a number of markets, includingautomotive, industrial machinery and equipment, construction, power distribution and appliances. The following presents net sales by product line:

	2004	2003	2002
Stainless and electrical	$1,793.5	$1,331.1	$1,444.8
Carbon	3,163.4	2,571.0	2,635.3
Tubular	249.5	134.6	78.7
Other, primarily conversion services	10.9	5.0	—

Total	$5,217.3	$4,041.7	$4,158.8

The following sets forth the percentage of the Company’s net sales attributable to various markets:

	Years Ended December 31,
	2004	2003	2002
Automotive	48%	58%	59%
Appliance, Industrial Machinery and Equipment, and Construction	20%	18%	22%
Distributors, Service Centers and Converters	32%	24%	19%

Net sales to General Motors Corporation, the Company’s largest customer, accounted for approximately 15%, 20% and 20% of the total net sales in 2004, 2003 and 2002, respectively. Sales to Ford Motor Company accounted for approximately 8%, 10% and 9% of the Company’s net sales during the same respective three-year period. No other customer accounted for more than 10% of net sales for any of these years. The Company sells domestically to customers primarily in the Midwestern and Eastern United States and to foreign customers, primarily in Canada, Mexico and Western Europe. Net sales to customers located outside the United States totaled $533.7, $489.4 and $439.4 for 2004, 2003 and 2002, respectively. Approximately 28% and 33% of trade receivables outstanding at December 31, 2004 and December 31, 2003, respectively are due from businesses associated with the U.S. automotive industry. Except in a few situations where the risk warrants it, collateral is not required on trade receivables. While the Company believes its recorded trade receivables will be collected, in the event of default the Company would follow normal collection procedures.

Union Contracts:    At December 31, 2004, the Company’s operations included approximately 8,400 employees. Approximately 6,700 employees are represented by international or independent labor unions, under

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

various contracts that expire in the years 2005 through 2008. The contract for approximately 300 Mansfield hourly employees represented by the United Steel Workers of America was scheduled to expire on March 31, 2005. On February 17, 2005, the members of the Mansfield union voted to extend the contract through February 10, 2007. The labor contract representing approximately 775 hourly employees at its Ashland facility will expire on September 1, 2005. In addition, the Company’s labor agreements at its Middletown Works, Butler Works, Zanesville Works and AK Tube facility expire throughout 2006. These unions represent approximately 4,700 employees. While management does not expect any disruptions in operations associated with upcoming labor negotiations, the Company cannot currently predict the outcome of the contract negotiations. However, there is a potential of a work stoppage if AK Steel and its unions cannot reach agreement in contract negotiations that could have a material impact on the Company’s financial condition, operations and cash flow.

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

Debt and equity securities are subject to a review for impairment, if and when, circumstances indicate that a loss in value is other than temporary. Under these circumstances, the Company would write down a held-to-maturity security to its fair value, which would become its new carrying amount or, in the case of an available-for-sale security, would record a realized loss to reduce the value from which unrealized gains or losses are computed. At December 31, 2004, total unrealized losses on securities in an unrealized loss position were immaterial and the Company does not believe those losses are other than temporary.

The carrying value of the Company’s financial instruments does not differ materially from their estimated fair value at the end of 2004 and 2003 with the exception of the Company’s long-term debt. At December 31, 2004, the fair value of the Company’s long-term debt, including current maturities, was approximately $1,135.3. This amount was determined primarily from valuations provided by financial consultants. The fair value estimate was based on pertinent information available to management as of December 31, 2004. Management is not aware of any significant factors that would materially alter this estimate since that date. The fair value of the Company’s long-term debt, including current maturities, at December 31, 2003 was approximately $1,101.0.

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

In the ordinary course of business, the Company’s income and cash flows may be affected by fluctuations in the price of certain commodities used in its production processes. The Company has implemented raw material and energy surcharges for its spot market customers and some of its contract customers. For certain commodities where such exposure exists, the Company uses cash settled commodity price swaps, collars and purchased options, with a duration of up to three years, to hedge the price of a portion of its natural gas, nickel, aluminum and zinc requirements. The Company designates these instruments as cash flow hedges and the resulting changes in their fair value are recorded in other comprehensive income. Subsequent gains and losses are recognized into

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

cost of products sold in the same period as the underlying physical transaction. At December 31, 2004, currently valued outstanding commodity hedges would result in the reclassification into earnings of $4.0 in net-of-tax gains within the next twelve months.

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

Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss:    Comprehensive income (loss) in the Statement of Comprehensive Income (Loss) is presented net of a 40% tax rate. The components of accumulated other comprehensive loss at December 31 are as follows:

	2004	2003	2002
Foreign currency translation	$3.1	$1.6	$(0.7)
Derivative instrument hedges	1.8	8.5	(0.2)
Unrealized gain (loss) on investments	—	0.4	(1.9)
Minimum pension liability	(204.6)	(213.5)	(175.4)

Total	$(199.7)	$(203.0)	$(178.2)

New Accounting Pronouncements:    In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revised FASB Interpretation No. 46, entitled, “Consolidation of Variable Interest Entities.” As revised, the new interpretation requires that the Company consolidate all variable interest entities in its financial statements under certain circumstances. The Company adopted the revised interpretation as of March 31, 2004, as required and consolidated Vicksmetal/Armco Associates, resulting in no additional net income to the Company.

In May 2004, FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“Drug Act”) was issued. FASB

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Staff Position (“FSP”) 106-2 finalizes the accounting for the Drug Act and specifies that the effect of the Federal subsidy on a benefit plan’s accumulated postretirement benefit obligation shall be accounted for as an actuarial gain. See Note 2.

In December 2004 the FASB issued a revised FASB No. 123(R) (“SFAS 123(R)”) entitled, “Share Based Payment.” SFAS 123(R) sets accounting requirements for “share-based” compensation to employees and requires companies to recognize in the income statement the grant-date fair value of the stock options and other equity-based compensation. SFAS 123(R) is effective in interim or annual periods beginning after June 15, 2005. The Company will be required to adopt SFAS No. 123(R) in the third quarter of 2005, and currently discloses the effect on net income (loss) and earnings (loss) per share of the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation” in the notes to the consolidated financial statements. The Company is currently evaluating the impact of the adoption of SFAS 123(R) on our financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation of the awards.

In 2004, the FASB issued Financial Accounting Standard (“FAS”) No. 151 entitled inventory costs. This Statement amends the guidance in ARB No. 43, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight handling costs, and wasted material (spoilage). The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of the adoption of FAS No. 151 on its financial position and results of operations.

In December 2004, the FASB issued FSP 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes”, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The FASB staff believes that the qualified production activities deduction provided by the American Jobs Creation Act of 2004 (“the Act”) should be accounted for as a special deduction in accordance with FASB Statement No. 109 (“FAS 109”). This FSP was effective upon issuance and is described in Note 4.

In December 2004, the FASB issued FSP 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The FASB staff believes that the lack of clarification of certain provisions within the Act and the timing of the enactment necessitate a practical exemption to the FAS 109 requirement to reflect in the period of enactment the effect of a new tax law. Accordingly, an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FAS 109. See Note 4.

Reclassifications:    Certain amounts in the prior year financial statements have been reclassified to conform to the 2004 presentation.

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

2.	Pension and Other Postretirement Benefit Plans

The Company provides a noncontributory pension and various healthcare and life insurance benefits to most employees and retirees. While the major pension plans are not fully funded, based on current assumptions, no payments to the qualified pension plan trusts are required in 2005, but the Company made a voluntary pension contribution of $150.0 in January 2005. In 2005, the Company expects to make payments of approximately $160.1 in other postretirement benefit payments. The schedules below include amounts for the Company’s continuingoperations as well as its discontinued operations, based on a benefit obligation and asset valuation measurement date of October 31.

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Change in benefit obligations:
Benefit obligations at beginning of year	$3,769.7	$3,494.9	$2,148.7	$1,945.2
Service cost	32.1	33.1	15.3	14.4
Interest cost	222.1	225.3	121.9	127.0
Plan participants’ contributions	—	—	24.3	26.9
Actuarial loss	216.8	353.5	222.0	197.3
Amendments	(6.2)	(1.2)	(23.4)	3.9
Business combination	—	—	—	0.6
Curtailments	—	1.1	—	—
Settlements	(45.0)	1.2	—	—
Special termination benefits	—	—	—	0.5
Divestitures	(14.1)	—	(5.5)	—
Benefits paid	(345.3)	(338.2)	(173.8)	(167.1)

Benefit obligations at end of year	$3,830.1	$3,769.7	$2,329.5	$2,148.7

Change in plan assets:
Fair value of plan assets at beginning of year	$2,583.7	$2,514.2	$21.9	$44.5
Actual gain on plan assets	257.1	396.4	—	0.2
Employer contributions	47.2	11.3	152.8	117.4
Plan participants’ contributions	—	—	24.3	26.9
Settlements	(45.0)	—	—	—
Divestitures	(13.4)	—	—	—
Benefits paid	(345.3)	(338.2)	(173.8)	(167.1)

Fair value of plan assets at end of year	$2,484.3	$2,583.7	$25.2	$21.9

Funded status	$(1,345.8)	$(1,186.0)	$(2,304.3)	$(2,126.8)
Unrecognized net actuarial loss	384.7	405.2	233.0	214.9
Unrecognized prior service cost (benefit)	59.4	79.4	(55.1)	(39.9)

Net amount recognized	$(901.7)	$(701.4)	$(2,126.4)	$(1,951.8)

Amounts recognized in the consolidated balance sheets consist of:
Non-current assets held for sale	$—	$2.2	$—	$—
Non-current liabilities of discontinued operations	—	—	—	(4.7)
Accrued benefit liability	(1,297.5)	(1,134.9)	(2,126.4)	(1,947.1)
Intangible asset	58.9	78.9	—	—
Accumulated other comprehensive income	336.9	352.4	—	—

Net amount recognized	$(901.7)	$(701.4)	$(2,126.4)	$(1,951.8)

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Curtailments and Settlements in 2004 relate to payments made to retiring executive officers under the Company’s Executive Minimum and Supplemental Retirement Plan.

The following table presents future benefit payments to beneficiaries:

	Pension Plans	Gross Other Benefits	Medicare Subsidy
2005	$326.1	$160.1	$—
2006	320.2	168.8	(9.5)
2007	314.9	176.0	(10.0)
2008	310.0	181.6	(10.6)
2009	302.5	185.3	(11.0)
2010 and beyond	1,443.7	928.0	(60.2)

Total	$3,017.4	$1,799.8	$(101.3)

Year-end assumptions used to value current year assets and liabilities and determine subsequent year expenses are as follows:

	Pension Benefits			Other Benefits
	2004	2003	2002	2004	2003	2002
Discount rate	5.75%	6.25%	6.75%	5.75%	6.25%	6.75%
Expected return on plan assets	8.50%	8.50%	8.75%	6.75%	6.75%	8.75%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Subsequent year healthcare cost trend rate	—	—	—	10.00%	9.00%	10.00%
Ultimate healthcare cost trend rate	—	—	—	4.50%	4.50%	4.50%
Year ultimate healthcare cost trend rate begins	—	—	—	2011	2009	2009

For measurement purposes, healthcare costs are assumed to increase 10% during 2005, after which this rate decreases 1% per year until reaching the ultimate trend rate of 4.5% in 2011.

Pension plan accumulated benefit obligations as of December 31, 2004 and 2003 totaled $3,777.7 and $3,715.7, respectively. The following relates to pension plans with an accumulated benefit obligation in excess of plan assets.

	2004	2003
Projected benefit obligation	$3,830.1	$3,755.6
Accumulated benefit obligation	3,777.7	3,704.1
Fair value of plan assets	2,484.3	2,570.4

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

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

The current target and actual allocation of pension plan assets by major investment category as of the end of 2004 and 2003 were as follows:

		Actual at October 31,
	Target	2004	2003
Domestic and international equities	55%	55%	55%
Fixed income securities	44%	43%	42%
Other	1%	2%	3%

Total	100%	100%	100%

The actual allocation of other postretirement benefit plan assets by major investment category as of the end of 2004 and 2003 were as follows:

	Actual at October 31,
	2004	2003
Domestic and international equities	—	23%
Fixed income securities	100%	77%

Total	100%	100%

The components of net periodic benefit costs for the years 2004, 2003 and 2002 are as follows:

	Pension Benefits			Other Benefits
	2004	2003	2002	2004	2003	2002
Components of net periodic benefit cost:
Service cost	$32.1	$33.1	$34.9	$15.3	$14.4	$10.5
Interest cost	222.1	225.3	230.9	121.9	127.0	116.1
Expected return on plan assets	(204.5)	(206.3)	(258.2)	—	(0.6)	(5.9)
Amortization of prior service cost	12.6	15.6	15.9	(9.8)	(15.4)	(14.2)
Recognized net actuarial loss
Annual amortization	45.0	23.9	27.0	6.6	13.9	11.5
Fourth quarter corridor charge	132.6	76.7	572.8	198.2	163.4	244.0
Settlement curtailment loss (gain)	5.4	5.2	0.1	—	—	(0.4)
Purchase accounting charge	—	—	—	—	1.2	—
Amortization of unrecognized initial net obligation	—	—	1.9	—	—	—

Net periodic benefit cost	$245.3	$173.5	$625.3	$332.2	$303.9	$361.6

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

Assumed healthcare cost trend rates have a significant effect on the amounts reported for healthcare plans. A one-percentage-point change in the assumed healthcare cost trend rates would have the following effects:

	One-Percentage-Point
	Increase	Decrease
Effect on total service cost and interest cost components	$12.3	$(11.1)
Effect on postretirement benefit obligation	184.4	(169.7)

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

In addition to defined benefit pension plans, most employees are eligible to participate in various defined contribution plans. Total expense related to these plans was $5.8 in 2004, $2.7 in 2003 and $2.5 in 2002.

On December 8, 2003, the United States government enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Among other provisions, the Act provides a federal subsidy to sponsors of retiree healthcare benefit plans that include a qualified prescription drug benefit. The Company sponsors such a plan. Because its benefit plan’s measurement date preceded the effective date of the Act, the Company was not permitted to recognize the effects of the Act until February 8, 2004. The savings in the per capita prescription claim costs due to the impact of the Act resulted in a reduction in the Company’s accumulated postretirement benefit obligation of approximately $176.0. In 2004, the Company recognized a reduction in net periodic benefit costs related to these savings of approximately $16.9, excluding the fourth quarter corridor adjustment.

3.	Share Based Payments

AK Steel Holding Corporation’s Stock Incentive Plan (the “SIP”) permits the granting of nonqualified stock options and restricted stock awards to directors, officers and key management employees of the Company. These nonqualified option and restricted stock awards may be granted with respect to an aggregate maximum of 16 million shares through the period ending December 31, 2011. The exercise price of each option may not be less than the market price of the Company’s common stock on the date of the grant. Stock options have a maximum term of 10 years and may not be exercised earlier than six months following the date of grant (or such other term as may be specified in the award agreement). The nonqualified stock options vest at the rate of 33% per year over three years. Generally, 25% of the shares covered by a restricted stock award vest two years after the date of the award and an additional 25% vest on the third, fourth and fifth anniversaries of the date of the award. However, for the performance in 2004, the Board of Directors of the Company approved the grant of special restricted stock awards to the executive officers and selected key managers which will vest ratably on the first, second, third anniversaries of the grant.

A summary of the status of stock options under the SIP as of December 31, 2004, 2003 and 2002 and changes during each of those years is presented below:

	2004		2003		2002
Stock Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	4,662,824	$13.90	3,805,503	$16.03	3,428,019	$16.50
Granted	638,000	5.08	905,000	5.15	482,000	12.00
Exercised	400,668	8.72	—	—	25,136	9.98
Forfeited	910,159	13.88	47,679	16.06	79,380	14.09

Outstanding at end of year	3,989,997	13.02	4,662,824	13.91	3,805,503	16.03

Options exercisable at year end	2,844,357	16.20	3,262,017	16.77	2,706,530	17.68

The weighted average fair value per share of options granted during 2004, 2003 and 2002 were $2.74, $3.35 and $6.34, respectively.

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$ 2.74 to $ 5.49	996,000	8.9 yrs.	$3.72	163,335	$2.82
$ 5.50 to $ 8.23	274,998	8.4 yrs.	7.39	61,350	7.83
$ 8.24 to $ 10.98	337,484	6.3 yrs.	9.48	301,484	9.55
$ 10.99 to $ 13.72	452,059	6.5 yrs.	12.19	388,732	12.19
$ 13.73 to $ 16.46	151,332	0.4 yrs.	13.84	151,332	13.84
$ 16.47 to $ 19.21	1,012,466	4.0 yrs.	18.50	1,012,466	18.50
$ 19.22 to $ 21.95	405,658	1.8 yrs.	20.23	405,658	20.23
$ 21.96 to $ 24.69	345,000	4.3 yrs.	23.47	345,000	23.47
$ 24.70 to $ 27.44	15,000	4.3 yrs.	26.77	15,000	26.77

During 2004, 2003 and 2002, the Company issued to certain employees 276,614, 802,226 and 279,963 shares of common stock, subject to restrictions, with weighted average grant-date fair values of $5.53, $7.12 and $12.06 per share, respectively.

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

On October 22, 2004 the American Jobs Creation Act of 2004 (“the Act”) was signed into law. Included in the Act was a provision for reducing the extraterritorial income exclusion (“ETI”) to 80% of the calculated exclusion in 2005 and to 60% in 2006, with the exclusion eliminated in 2007. The impact to the Company for 2005 as a result of the deduction in the ETI exclusion will not be significant. In addition, the Act includes tax relief for domestic manufacturers by providing a tax deduction that, when fully phased in, will be 9% of the lesser of (a) “qualified production activities income,” as defined by the Act, or (b) taxable income (after the deduction for the utilization of any net operating loss carryforwards). The benefit to the Company for 2005 is expected to be minimal, since the Company still has substantial net operating loss carryforwards available to offset taxable income. Finally, another provision of the Act allows US corporations to repatriate earnings of foreign subsidiaries at a special one-time favorable effective federal statutory tax rate of 5.25 percent as compared to the highest corporate tax rate of 35 percent. The impact to the Company for 2005 as a result of this provision will not be material.

The United States and foreign components of loss from continuing operations before income taxes consist of the following:

	2004	2003	2002
United States	$(198.5)	$(775.9)	$(876.3)
Foreign	5.2	2.9	2.7

Total	$(193.3)	$(773.0)	$(873.6)

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2004 and 2003 are as follows:

	2004	2003
Deferred tax assets:
Net operating loss and tax credit carryforwards	$227.6	$493.5
Postretirement benefit reserves	852.8	773.1
Pension reserves	480.9	390.5
Other reserves	71.3	110.2
Inventories	114.0	20.1
Valuation allowance	(39.6)	(251.8)

Total deferred assets	1,707.0	1,535.6

Deferred tax liabilities:
Depreciable assets	(595.2)	(609.1)

Total deferred liabilities	(595.2)	(609.1)

Net asset	$1,111.8	$926.5

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

At December 31, 2004, the Company had regular tax net operating loss carryforwards for federal tax purposes expiring as follows:

Year Expiring	Net Operating Loss Carryforward
2005	$3.0
2006	13.0
2007	14.6
2008	3.4
2021	216.4
2023	216.0

Total	$466.4

As a result of limitations under Section 382, the Company can only claim an annual deduction of approximately $0.5 for the losses expiring in the years 2005 through 2008. There is no Section 382 limit on the losses expiring in 2021 and 2023. A valuation reserve has been established in prior years for the estimated unused portion of the net operating loss carryforwards for the years 2005 through 2008.

At December 31, 2004 the Company had Alternative Minimum Tax (“AMT”) net operating loss carryforwards of $57.0 which, unless utilized, will expire in the years 2005 through 2023. Of these losses,

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

approximately $29.0 will expire in the years 2005 through 2008 and are subject to the same $0.5 annual Section 382 that applies to the corresponding regular tax loss carryovers. In addition, at December 31, 2004, the Company had unused AMT credit carryforwards of $32.0, which may be used to offset future regular income tax liabilities. These credits can be carried forward indefinitely.

In order to fully recognize the deferred tax asset recorded as of December 31, 2004, the Company will need to generate taxable income of approximately $2.8 billion, primarily during the next 20 to 30 years, to utilize its temporary differences and net operating loss carryforwards before they expire. The Company records a valuation allowance to reduce its deferred tax assets to an amount that is more likely than not to be realized. In estimating levels of future taxable income, the Company has considered historical results of operations and the cyclicality of the steel business and would, if necessary, consider the implementation of prudent and feasible tax planning strategies to generate future taxable income. If future taxable income is less than the amount that has been assumed in determining the deferred tax asset, an increase in the valuation reserve will be required with a corresponding charge against income. On the other hand, if future taxable income exceeds the level that has been assumed in calculating the deferred tax asset, the valuation reserve could be reduced with a corresponding credit to income.

Armco Inc. merged with and into AK Steel in September 1999. The Company’s ability to utilize Armco’s net operating loss and tax credit carryforwards as of the date of the merger is limited by Section 382 of the Internal Revenue Code. At the time of the merger, the Company recorded a valuation reserve for those carryforward amounts that are expected to expire prior to being used as a result of the limits imposed by Section 382. In addition, in 2003, an analysis of the assumptions underlying the calculation of the net deferred tax asset indicated that projected taxable income was not expected to be sufficient to utilize all of the then remaining net operating loss carryforwards. As a result, the Company recorded an $87.3 non-cash charge to increase the deferred tax asset valuation allowance. During 2004, as a result of the sale of assets and improved operating results, the Company generated significant taxable income and recorded the income tax benefit of using a substantial portion of the loss carryforwards that had previously been reserved. As required by Statements of Financial Accounting Standard 109, this tax benefit was allocated between continuing operations and discontinued operations.

Significant components of the provision (benefit) for income taxes are as follows:

	2004	2003	2002
Continuing operations:
Current:
Federal	$6.2	$(5.0)	$(52.3)
State	1.9	(1.4)	—
Foreign	2.1	1.5	1.2
Deferred:
Federal	(210.6)	(149.5)	(257.4)
State	(23.5)	(24.0)	(44.6)
Foreign	0.1	(0.2)	(0.1)

Total tax benefit on continuing operations	(223.8)	(178.6)	(353.2)
Discontinued operations	53.5	19.9	9.6

Total tax benefit	$(170.3)	$(158.7)	$(343.6)

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

The reconciliation of income tax on continuing operations computed at the U.S. federal statutory tax rates to actual income tax benefit is as follows:

	2004	2003	2002
Loss at statutory rate	$(69.4)	$(271.6)	$(306.7)
State and foreign tax benefits	(20.1)	(24.1)	(43.5)
Increase (decrease) in federal deferred tax asset valuation allowance	(125.1)	83.8	—
Expired net operating loss carryovers	2.6	3.2	—
Medicare Part D Drug Reimbursement	(5.9)	—	—
Goodwill impairment charge	—	35.4	—
Other permanent differences	(5.9)	(5.3)	(3.0)

Total tax benefit on continuing operations	$(223.8)	$(178.6)	$(353.2)

The reconciliation of income tax on discontinued operations computed at the U.S. federal statutory tax rates to actual income tax expense (benefit) is as follows:

	2004	2003	2002
Income at statutory rate	$91.5	$18.9	$9.7
State tax expense (benefits)	6.4	1.0	(0.1)
Decrease in federal deferred tax asset valuation allowance	(44.4)	—	—

Total tax benefit on discontinued operations	$53.5	$19.9	$9.6

The Internal Revenue Service has concluded its examination of federal income tax returns filed for the years 1994 through 2001. During 2003, the Company appealed certain findings in the examination reports for the years 1999 through 2001. The Company has had ongoing discussions with the IRS regarding these years, but no settlement has been reached. In addition, in the normal course of business, the state and local tax returns of the Company and its subsidiaries are routinely subjected to examination by various taxing jurisdictions. However, the Company believes that the outcomes of the federal examination as well as state and local examinations will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

5.	Long-Term Debt and Other Financing

At December 31, 2004 and 2003, the Company’s long-term debt balances were as follows:

	2004	2003
Senior Secured Notes Due 2004 (interest rates of 8.48% to 9.05%)	$—	$62.5
9% Senior Notes Due 2007	—	117.4
8- 7/8% Senior Notes Due 2008	—	33.5
7- 7/8% Senior Notes Due 2009	450.0	450.0
7- 3/4% Senior Notes Due 2012	550.0	550.0
Tax Exempt Financing Due 2008 through 2029 (variable rates of 0.9% to 2.4% in 2004)	111.4	49.4
Other, including unamortized discount	(1.7)	(2.5)

Total debt	1,109.7	1,260.3
Less: current maturities	—	62.5

Total long-term debt	$1,109.7	$1,197.8

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

At December 31, 2004, the maturities of long-term debt (excluding unamortized discount) are as follows:

2005	$—
2006	—
2007	—
2008	12.1
2009	450.0
2010 and thereafter	649.3

Total Maturities	$1,111.4

In conjunction with construction of the Rockport Works, in 1997 the Spencer County (Indiana) Redevelopment District issued $23.0 in Taxable Tax Increment Revenue Bonds. Proceeds from the bond issue were used by the Company for the acquisition of land and site improvements at the facility. The source of the District’s scheduled principal and interest payments through maturity in 2017 is a designated portion of AK Steel’s real and personal property tax payments. The Company is obligated to pay any deficiency in the event its annual tax payments are insufficient to enable the District to make principal and interest payments when due. In 2004, the Company made deficiency payments totaling $1.2. At December 31, 2004, the remaining semiannual payments of principal and interest due through the year 2017 total $66.9. The Company includes potential payments due in the coming year under this agreement in its annual property tax accrual.

In the twelve months ended December 31, 2004, the Company recognized a pre-tax loss of $8.7 for the early redemption of its Senior Secured Notes due December, 2004, its remaining 9% Senior Notes due September 2007 and its remaining 8- 7/8% Senior Notes due December 2008. In 2002, the Company issued and sold $550.0 of 7- 3/4% Senior Notes Due 2012. Net of a discount to the initial purchasers and fees, the sale generated cash proceeds of $538.1. In 2002, these proceeds, along with cash on hand, were used to retire all $550.0 of the Company’s 9- 1/8% Senior Notes Due 2006 at a total cost of $575.1, which included a redemption premium of $25.1. In the twelve months ended December 31, 2002, the Company recognized a pre-tax loss of $31.7 for the redemption of the 9- 1/8% Senior Notes.

On June 17, 2004, the Company completed a $62.0 industrial revenue bond offering issued through the Ohio Air Quality Development Authority. The bonds have a floating interest rate of 2.2% at December 31, 2004, and will mature on June 1, 2024. Proceeds from the offering will be used to finance construction of emission control equipment for the Middletown Works’ blast furnace and basic oxygen furnaces. The equipment is necessary to comply with recently established standards under the Clean Air Act, which will become effective in May 2006. The net proceeds of $61.7 from the bond offering were placed in a restricted fund and are drawn as the Company makes qualifying expenditures. As of December 31, 2004, the Company has drawn $21.3 from the trust and the remaining proceeds of $40.4 are included in other noncurrent assets.

On July 29, 2004, the Commonwealth of Kentucky provided the Company with the ability to receive tax incentives of up to $40.0 over a 10-year period for the installation of a vacuum degasser and caster modifications at its Ashland Works facility under the Kentucky Industrial Revitalization Act Tax Credit Program (KIRA). Under KIRA, a portion of employee payroll tax withholdings for Kentucky and local taxes are kept by the Company rather than submitted to the taxing authorities. Through December, 31, 2004, the Company has accumulated $1.0 in withholdings, which is included as a reduction of plant, property and equipment in the consolidated financial statements.

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

At December 31, 2004, the Company had $170.8 of availability under a $300.0 trade receivable revolving credit facility and $329.6 of availability under a $400.0, inventory credit facility that is secured by certain of the Company’s inventories. At December 31, 2004, there were no outstanding borrowings under either credit facility; however, availability under the facilities was reduced by $156.9 of outstanding letters of credit and a reduced pool of eligible accounts receivable and inventories. Availability under both facilities fluctuates monthly with the varying levels of eligible collateral.

The indentures governing the Company’s outstanding senior notes as well as the agreements governing its two revolving credit facilities, contain restrictions and covenants that may limit the Company’s operating flexibility. The senior note indentures include restrictive covenants regarding the amount of sale/leaseback transactions, transactions by subsidiaries and with affiliates, use of proceeds from asset sales and some investments, and maintenance of a minimum interest coverage ratio of 2.5 to 1. At December 31, 2004, the ratio was 3.17 to 1. It is calculated by dividing the interest expense, including capitalized interest and fees on letters of credit, into EBITDA defined as income before interest, income taxes, depreciation, amortization of intangible assets and restricted stock, extraordinary items, purchase accounting and asset distributions, adjusted by income before income taxes for discontinued operations, reducing for the charges related to impairment of goodwill and OPEB corridor charges. These corridor charges are then amortized over a 10 year period for this calculation. In addition, there is a limitation on restricted payments, which consist primarily of dividends and share repurchases, to $25.0 plus 50% of cumulative net income (or minus 100% of cumulative net loss) from April 1, 2002. The Company’s inventory-based revolving credit facility contains restrictions regarding the payment of dividends and repurchase of capital stock, the incurrence of debt, the amount of sale/leaseback transactions, the acquisition and sale of assets, and the amount of annual capital expenditures. Also, the facility requires maintenance of a minimum fixed charge coverage ratio and maximum leverage ratio if average availability falls below $100.0.

6.	Operating Leases

Rental expense in loss from continuing operations was $19.8, $19.0 and $20.6 for 2004, 2003 and 2002, respectively.

At December 31, 2004, obligations to make future minimum lease payments were as follows:

2005	$2.1
2006	1.8
2007	1.3
2008	0.9
2009	0.8
2010 and thereafter	1.0

7.	Stockholders’ Equity

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

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Dividends:    No common stock dividends were paid in 2004, 2003 or 2002. The declaration and payment of cash dividends is subject to restrictions imposed by a covenant contained in the instruments governing its outstanding senior debt. Common and preferred dividends were reduced and ultimately suspended in 2001 because of the restrictions imposed by this covenant. However, effective August 8, 2002, the Company received consents from the holders of its other outstanding senior notes to amend the covenant applicable to each of those notes to conform to the covenant applicable to its new 7- 3/4% Senior Notes Due 2012. The amended covenant allowed the Company to resume payment of dividends, if declared by the Board of Directors, and to redeem or purchase shares of its outstanding capital stock, subject to a formula that reflects cumulative net earnings. On September 30, 2002, the Company paid preferred stock dividends in an aggregate amount of $0.9, or $3.625 per share, representing current quarter dividends and the accumulated arrearage of the three previous quarters and redeemed the preferred stock. As a result of cumulative losses recorded over the last three years, the Company, under the formula, cannot pay a common stock dividend or purchase shares of its outstanding capital stock. The restriction in the Company’s inventory-based revolving credit facility limits dividends to $12.0 annually.

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

Pension and Other Postretirement Benefit Corridor Charges:    As more fully explained in Note 1 in the paragraph entitled Pension and Other Postretirement Benefits Accounting, under its method of accounting for pension and other postretirement benefit plans, the Company recognized fourth quarter non-cash corridor charges of $330.8, $240.1 and $816.8 in 2004, 2003 and 2002, respectively.

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

Asbestos and Environmental Insurance Settlements:    The Company is, and has been for a number of years, in the process of remediating sites where hazardous material may have been released, including sites no longer owned by AK Steel. In addition, a number of lawsuits alleging asbestos exposure have been filed and continue to be filed against AK Steel. The Company has established reserves for estimated probable costs related to asbestos claim settlements and environmental investigation, monitoring and remediation. The reserves do not consider the potential for insurance recoveries and if the reserves are not adequate to meet future claims, operating results and

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

cash flows may be negatively impacted. During 2002, the Company recorded a pretax benefit of $23.9 arising from insurance settlements entered into by the Company with certain of its insurance carriers, partially offset by an increase in environmental reserves. The settlement benefit is net of legal fees and expenses. The settlement amount represented a negotiated dollar value the Company accepted for reimbursement of past environmental and asbestos expenditures and, to a lesser extent, to release the insurance companies from a responsibility to reimburse the Company for future covered expenditures under the policies. The total amount was not expressly allocated between past and future costs nor was it expressly allocated between environmental and asbestos coverage, where the carriers covered both types of claims. As a result of these settlements, several insurance policies have been commuted. However, other existing insurance policies covering asbestos and environmental contingencies may serve to mitigate future covered expenditures.

Impairment of Equity Investment:    In 2002, the Company recorded a $10.9 impairment against its investment in Eveleth Taconite Mines L.L.C. (EVTAC), a business the Company accounted for using the equity method. EVTAC, a company that produced iron ore pellets used in the production of steel, was a joint venture of AK Steel, Rouge Steel and Stelco. The impairment, which reduced the carrying value of EVTAC to zero, resulted from the joint venture’s loss of several major customers, including the Company, which elected to purchase its iron ore requirements from other sources. EVTAC subsequently filed for bankruptcy protection and sold all of its assets. However, after settling its liabilities, no assets were available for distribution to the equity holders.

Goodwill Impairment:    Current accounting standards require that goodwill be reviewed annually for possible impairment. Recognizing continued softness in the carbon, stainless and electrical steel markets affecting both pricing and volumes and high raw material and energy costs, in addition to other factors, the Company’s management determined that the fair value of its flat-rolled steel reporting unit was more likely than not reduced. In the third quarter of 2003, management engaged an outside consultant to determine the fair value of its flat-rolled steel reporting unit using a present value model. Based on this analysis, the Company concluded that a decline in the business of its flat-rolled steel reporting unit led to an impairment of the value of the related goodwill below the amount at which it is carried on the balance sheet. As a result, the Company recognized an impairment charge of $101.2, reducing the flat-rolled steel goodwill balance to zero. The 2004 annual review did not result in any additional goodwill impairment for the Company.

9.	Commitments

The principal raw materials required for AK Steel’s steel manufacturing operations are iron ore, coal, coke, natural gas, electricity, oxygen, chrome, nickel, silicon, molybdenum, zinc, limestone, carbon and stainless steel scrap, and other commodity materials. In addition, AK Steel routinely purchases between 10% and 15% of its carbon steel slab requirements from other steel producers, located primarily outside the United States, to supplement the production from its own steelmaking facilities. Most purchases of coal, iron ore, coke and limestone, as well as transportation services, are made at negotiated prices under annual and multi-year agreements. Purchases of carbon steel slabs, carbon and stainless steel scrap, natural gas and other raw materials are made at prevailing market prices, which are subject to price fluctuations in accordance with supply and demand. AK Steel enters into financial instruments designated as hedges of the purchases of natural gas and certain raw materials, the prices of which may be subject to volatile fluctuations from year to year. AK Steel believes that it currently has adequate sources of supply for its raw material and energy requirements for 2005. AK Steel is seeking to secure adequate sources of supply for subsequent years. There currently are, however, shortages of certain key raw materials such as ferro-nickel, ferro-chrome, ferro-silicon, ferro-manganese, coal, coke, iron ore and slabs, which have increased the costs of these raw materials and which could affect their

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

availability to AK Steel in the future. The Company is currently managing its way through these supply issues by entering into multi-year supply contracts and evaluating alternative sources and substitute materials. The potential exists, however, for future production disruptions, which could have a material impact on the Company’s financial condition, operations and cash flow.

In December 2004, the Company reached an agreement with Shenango Incorporated for the supply of all of the Company’s anticipated coke purchases through the end of 2009. The supply agreement, extends and modifies an existing contract that was set to expire at the end of 2005.

The Company has entered into derivative transactions to hedge the price of natural gas and certain raw materials. As of December 31, 2004, the consolidated balance sheets included current and non-current assets of $6.3 and $0.4, respectively, for the fair value of these derivatives. The effect on cash of settling these amounts is expected to be offset by differences in the prices paid for the commodities being hedged.

At December 31, 2004, commitments for future capital investments totaled approximately $17.4, all of which will be funded in 2005.

10.	Environmental and Legal Contingencies

Environmental Contingencies:    Domestic steel producers, including the Company, are subject to stringent federal, state and local laws and regulations relating to the protection of human health and the environment. The Company has expended the following for environmental-related capital investments and environmental compliance:

	2004	2003	2002
Environmental related capital investments	$28.3	$1.6	$6.0
Environmental compliance costs	99.1	99.9	100.4

AK Steel and its predecessors have been conducting steel manufacturing and related operations for more than 105 years. Although their operating practices are believed to have been consistent with prevailing industry standards during this time, hazardous materials may have been released in the past at one or more operating sites, including sites that are no longer owned by AK Steel. Potential remediation expenditures have been estimated for those sites where future remediation efforts are probable based on identified conditions, regulatory requirements or contractual obligations arising from the sale of a business or facility. At December 31, 2004, the Company had recorded $9.1 in current accrued liabilities and $42.0 in non-current other liabilities on its consolidated balance sheets for estimated probable costs relating to environmental matters. However, amounts recognized in the financial statements in accordance with accounting principles generally accepted in the United States exclude costs that are not probable or that may not be currently estimable. The ultimate costs of these environmental proceedings may, therefore, be higher than those currently recorded on the Company’s financial statements. Except to the limited extent noted below with respect to the claims in the Federal Action, management believes that the ultimate disposition of the following proceedings will not have, individually or in the aggregate, a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

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

On February 27, 1995, the Ohio Environmental Protection Agency (“OEPA”) issued a Notice of Violation with respect to the Zanesville Works alleging noncompliance with both a 1993 order and various state regulations regarding hazardous waste management. AK Steel is continuing to work with the OEPA and the Ohio Attorney General’s Office to achieve final resolution of this matter. In addition, on October 9, 2002, AK Steel entered into an administrative consent order with the EPA Region 5 pursuant to Section 3013 of the RCRA. Pursuant to this consensual order, AK Steel agreed to investigate certain areas of the Zanesville Works. That investigation is continuing.

On June 29, 2000, the United States filed a complaint on behalf of the EPA against AK Steel in the U.S. District Court for the Southern District of Ohio (the “Federal Action”) for alleged violations of the Clean Air Act, the Clean Water Act and the RCRA. On June 30, 2000, the State of Ohio moved to intervene in the Federal Action. On March 29, 2001, the U.S. District Court ruled that the State of Ohio could conditionally intervene in the Federal Action. Subsequently, Ohio filed a conditional complaint, which included various environmental claims, including seven air pollution claims. On May 9, 2001, AK Steel moved to dismiss all of Ohio’s claims in the Federal Action. On September 27, 2001, the U.S. District Court dismissed with prejudice the EPA’s air pollution claim, which had been predicated on the two voided Notices of Violation letters. In addition, on December 19, 2001, the U.S. District Court stayed the remaining three air pollution claims of the OEPA in the Federal Action On January 3, 2003, the U.S. District Court allowed the Sierra Club and the National Resources Defense Council (“NRDC”) to intervene in the Federal Action. Their complaint is virtually identical to the complaint filed by the United States on June 29, 2000. On November 10, 2003, AK Steel filed a motion to dismiss certain time-barred claims and the RCRA Section 3008(h) claim of the Sierra Club and NRDC. This motion is pending. On November 14, 2003, AK Steel filed a motion for summary judgment on certain claims of the United States, OEPA, the Sierra Club and NRDC which allege that groundwater containing polychlorinated biphenyls (“PCBs”) was adding pollutants through a point source to waters of the United States in violation of the Clean Water Act. This motion is pending. Discovery has commenced, but no trial date has yet been set in the Federal Action. AK Steel is vigorously contesting all of the remaining claims. If the plaintiffs are completely successful in obtaining the relief they have sought in the Federal Action with respect to the air pollution claims, it could result in significant penalties. If the EPA and OEPA are completely successful in obtaining the relief they seek in the Federal Action with respect to their water and/or RCRA claims, it could result in substantial penalties

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

and an order requiring AK Steel to investigate and remediate alleged PCBs and polycyclic aromatic hydrocarbons in Monroe Ditch and Dick’s Creek and other alleged hazardous constituents at the Middletown Works. At this time, AK Steel is unable to estimate the cost of an adverse outcome related to the air pollution, water pollution or RCRA claims. The parties have recently been engaged in settlement discussions which, if successful, may result in payment of an agreed upon civil penalty, implementation of certain supplemental environmental projects and an agreed upon order requiring AK Steel to remediate alleged PCB’s in an near Monroe Ditch and Dicks Creek, and to investigate other alleged hazardous constituents at the Middletown Works.

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

On April 18, 2003, the Department of Justice, on behalf of the EPA, issued a notice with respect to AK Steel’s Butler Works alleging certain noncompliance issues discovered during a multi-media inspection by EPA Region III and the Commonwealth of Pennsylvania in June and August 2000. The notice alleges that AK Steel failed to properly handle electric arc furnace dust in violation of RCRA Section 3005(a), 42 U.S.C. § 6925(a) and RCRA Section 3004, 42 U.S.C. § 6924, failed to properly repair and operate refrigeration equipment in violation of Section 608 of the Clean Air Act, 42 U.S.C. § 7671g, did not have a proper National Pollutant Discharge Elimination System permit for a stormwater outfall and failed to comply with certain RCRA inspection and training requirements. On December 2, 2004, a Complaint and Notice of Lodging of a Consent Decree were filed in the United States District Court for Western District of Pennsylvania, Case No. 04-CV-1833. The Consent Decree was entered by the Court on January 31, 2005. In the Consent Decree, AK Steel agreed to a civil penalty of $1.2, of which, $0.3 will be paid in cash and the balance through the implementation of environmental projects.

On September 15, 2004, the Kentucky Department for Environmental Protection (“KYDEP”) issued a Notice of Violation with respect to AK Steel’s Ashland Works, alleging improper disposal of certain residual material at an off-site location. AK Steel is still investigating this claim, but believes that it has a permit-by-rule to dispose of the material at the off-site location based upon the beneficial reuse of the material at that site. AK Steel has entered into settlement discussions with the KYDEP concerning this matter. The Company believes it will reach a settlement in this matter which will not have a material impact on the Company. AK Steel will vigorously contest this claim, however if it cannot be resolved through these settlement discussions.

On October 8, 2004, the Department of Justice, on behalf of the EPA, issued a notice with respect to AK Steel’s Mansfield Works, alleging certain noncompliance issues discovered during a multi-media inspection by EPA Region 5 in 1997. The notice alleges Clean Water Act violations of permitted pretreatment and effluent limits. AK Steel is investigating this claim, but has entered into settlement discussions with EPA to attempt to resolve it. AK Steel believes it will reach a settlement in this matter that will not have a material financial impact on the Company, but will vigorously contest any claims which cannot be resolved through these settlement discussions.

On November 26, 2004, Ohio EPA issued a Notice of Violation for alleged waste violations associated with an acid leak at AK Steel’s Coshocton Plant. AK Steel is investigating this claim and is working with Ohio EPA to attempt to resolve it. AK Steel believes it will reach a settlement in this matter that will not have a material financial impact on the Company, but will vigorously contest any claims which cannot be resolved through settlement discussions.

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

On March 10 and March 25, 2004, KYDEP issued Notices of Violation with respect to AK Steel’s Ashland Coke Plant for alleged air opacity excursions. AK Steel is investigating this claim, but has entered into settlement discussions with KYDEP to attempt to resolve it. AK Steel believes it will reach a settlement in this matter that will not have a material financial impact on the Company, but will vigorously contest any claims which cannot be resolved through these settlement discussions.

In addition to the foregoing matters, AK Steel is or may be involved in proceedings with various regulatory authorities that may require AK Steel to pay fines, comply with more rigorous standards or other requirements or incur capital and operating expenses for environmental compliance. Except to the extent noted above with respect to the claims in the Federal Action, management believes that the ultimate disposition of the foregoing proceedings will not have, individually or in the aggregate, a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

Legal Contingencies:    In addition to these environmental matters, and the items discussed below, there are various claims pending against AK Steel and its subsidiaries involving product liability, commercial, employee benefits and other matters arising in the ordinary course of business. Unless otherwise noted, in management’s opinion, the ultimate liability resulting from all of these claims, individually and in the aggregate, should not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

On June 26, 2002, seventeen individuals filed a purported class action against AK Steel in the United States District Court for the Southern District of Ohio, Case No. C-1-02-467. As subsequently amended, the complaint alleges that AK Steel discriminates against African-Americans in its hiring practices and that the Company discriminates against all of its employees by preventing its employees from working in a racially integrated environment free from racial discrimination. The named plaintiffs seek various forms of declaratory, injunctive and unspecified monetary relief (including back pay, front pay, lost benefits, lost seniority and punitive damages) for themselves and unsuccessful African-American candidates for employment at AK Steel. AK Steel has answered the complaint and discovery is ongoing. No trial date has been set. AK Steel continues to contest this matter vigorously.

Since 1990, AK Steel (or its predecessor, Armco Inc.) has been named as a defendant in numerous lawsuits alleging personal injury as a result of exposure to asbestos. As of December 31, 2004, there were approximately 331 such lawsuits pending against AK Steel. The great majority of these lawsuits have been filed on behalf of people who claim to have been exposed to asbestos while visiting the premises of a current or former AK Steel facility. Over half of these premises suits arise out of claims of exposure at a facility in Houston, Texas that has been closed since 1984. When such an asbestos lawsuit initially is filed, the complaint typically does not include a specific dollar claim for damages. Specific dollar claims for damages were included in the complaints filed in only 61 of the 331 cases pending at December 31, 2004 in which AK Steel is a defendant. Those 61 cases involve a total of almost 1,500 plaintiffs and 6,000 defendants. In each, the complaint typically includes a monetary claim for compensatory damages and a separate monetary claim in an equal amount for punitive damages, and does not attempt to allocate the total monetary claim among the various defendants. For example, 40 of the 61 cases involve claims of $0.2 or less, 11 involve claims between $0.2 and $5.0, six involve claims of $15.0, and four involve claims of $20.0. In each case, the amount described is per plaintiff against all of the defendants collectively. Thus, it usually is not possible at the outset of a case to determine the specific dollar amount of a claim against AK Steel. In fact, it usually is not even possible at the outset to determine which of the plaintiffs actually will pursue a claim against AK Steel. Typically, that can only be determined through written interrogatories or other discovery after a case has been filed. Thus, in a case involving multiple plaintiffs and

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

multiple defendants, AK Steel initially only accounts for the lawsuit as one claim against it. After AK Steel has determined through discovery whether a particular plaintiff will pursue a claim against it, it makes an appropriate adjustment to statistically account for that specific claim. It has been AK Steel’s experience to date that only a small percentage of plaintiffs ultimately identify AK Steel as a target defendant from whom they actually seek damages and most of these claims ultimately are either dismissed or settled for a small fraction of the damages initially claimed. Set forth below is a chart showing the number of new claims filed (accounted for as described above), number of pending claims disposed of (i.e. settled or otherwise dismissed), and the approximate net amount of dollars paid on behalf of the Company in settlement of asbestos-related claims in 2004, 2003 and 2002.

	2004	2003	2002
New Claims Filed	153	256	160
Claims Disposed Of	163	132	112
$ Paid in Settlements	$1.0	$1.2	$0.2

Since the onset of asbestos claims against AK Steel in 1990, four asbestos claims against it have proceeded to trial in three separate cases. All four concluded with a verdict in favor of AK Steel. AK Steel intends to continue its practice of vigorously defending the asbestos claims asserted against it. Based upon its present knowledge, and the factors set forth above, the Company believes it is unlikely that the resolution in the aggregate of the asbestos claims against AK Steel will have a material adverse effect on the Company’s consolidated results of operations, cash flows or financial condition. However, predictions as to the outcome of pending litigation, particularly claims alleging asbestos exposure, are subject to substantial uncertainties. These uncertainties include (1) the significantly variable rate at which new claims may be filed, (2) the impact of bankruptcies of other companies currently or historically defending asbestos claims, (3) the uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, (4) the type and severity of the disease alleged to be suffered by each claimant, and (5) the potential for enactment of legislation affecting asbestos litigation.

As previously reported on January 2, 2002, John D. West, a former employee, filed a class action in the United States District Court for the Southern District of Ohio against the AK Steel Corporation Retirement Accumulation Pension Plan, or AK RAPP, and the AK Steel Corporation Benefit Plans Administrative Committee, or AK BPAC. The plaintiff claims that the method used under the AK RAPP to determine lump sum distributions does not comply with the Employment Retirement Income Security Act of 1974 (“ERISA”) and resulted in underpayment of benefits to him and the other class members. On April 8, 2004, the trial court granted the plaintiff’s motion for partial summary judgment and held that the manner in which the plaintiff’s lump sum disbursements were calculated under the AK RAPP violated ERISA and the Internal Revenue Code. The Court further denied the defendants’ motion for summary judgment and held that the matter will proceed to trial on the issue of damages. As previously reported on October 6, 2004, the AK RAPP and AK BPAC filed a motion to dismiss the plaintiff’s claims based on a recent decision by the United States Court of Appeals for the Sixth Circuit in an unrelated case in which it dismissed claims like those asserted by the plaintiff in the West litigation on the ground that ERISA does not authorize suits for monetary damages to redress statutory violations of ERISA. On November 22, 2004, the Court denied the defendants’ motion. On October 15, 2004, the plaintiff filed a motion for partial judgment on the issue of damages and prejudgment interest. On December 1, 2004, defendants filed a motion for partial summary judgment on the issues of damages and prejudgment interest, and a motion for summary judgment against ninety-two class members or, in the alternative, to amend the class certification. This motion argued that ninety-two class members should be excluded from the class because they executed general releases in exchange for severance benefits. Briefing is not yet complete on the damages and prejudgment interest issues. No trial date has been set and the Court may elect to decide the damage issues on motion without a trial. As the case currently is postured, an adverse judgment at the trial court level against the

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

AK RAPP and AK BPAC is probable. At this time, the Company cannot reasonably predict what the monetary amount of that judgment may be. The plaintiff, however, has claimed in briefs filed with the courts that the total damages to class members are between $40.7 and $56.1. The defendants continue to contest liability, but have asserted in their briefs that, assuming a finding of liability, the total damages to class members would be between $29.9 and $40.2. New class members are created with the passage of time, as additional participants in the cash balance plan terminate their employment with the Company and elect to receive lump sum payments. The existence of these individuals increase the range of potential liability. In the event of an adverse judgment by the trial court, the defendants intend to appeal and to continue to contest this matter vigorously.

AK Steel currently is involved in an anti-dumping proceeding initiated in May 2004 by the European Commission against imports of grain oriented electrical steel sheets originating in the United States of America. The Commission recently decided not to impose provisional duties in this proceeding. It nonetheless remains possible that definitive measures will be imposed by the Commission in the future before this proceeding is concluded. At this time, the Company is unable to reasonably estimate the cost to AK Steel of an adverse outcome of this proceeding.

On January 13, 2004 AK Steel notified the union representing hourly employees at Middletown Works that it was suspending the minimum base force guarantee of 3,114 contained in the parties’ collective bargaining agreement pursuant to authority granted in that agreement. Subsequently, the union filed grievances contesting the right of AK Steel to take such action. On July 1, 2004, the arbitrator upheld, subject to certain limitations, the right of AK Steel to suspend the minimum base force guarantee at least through May 10, 2005. The suspension of the minimum base force guarantee has enabled AK Steel to reduce the number of hourly employees at the Middletown Works to 2,804 as of December 31, 2004. The arbitrator further held that, if the union continues to contest this issue, a hearing will be held on the issue of whether the suspension should continue beyond that date. By letter dated March 2, 2005, the union notified the arbitrator that it continues to contest the right of AK Steel to suspend the minimum base force guarantee beyond May 10, 2005. If the arbitrator were to rule in favor of the union following the hearing to commence on or about May 10, 2005, it could result in AK Steel being required to hire sufficient employees to return to the minimum base force number of 3,114 at the Middletown Works. The issue of the base force guarantee will be subject to negotiation in connection with the new collective bargaining agreement to replace the existing agreement scheduled to expire on February 28, 2006.

11.	Discontinued Operations

In 2002, the Company completed the sale of its Sawhill Tubular division for $67.5. The Company recorded a pre-tax loss of $10.6 ($6.4 after tax) on the sale. The results of Sawhill Tubular have been classified as discontinued operations in the statements of operations. From the beginning of 2002 until the sale, Sawhill Tubular division had net sales of $51.4, loss before income taxes of $0.8 and a net loss of $0.5.

On March 31, 2004, the Company sold Douglas Dynamics, L.L.C. for $264.0 before fees and expenses, and recognized a pre-tax gain of $208.3 ($165.0 after tax, or $1.51 per share) for the twelve months ended December 31, 2004. On April 9, 2004, the Company sold Greens Port Industrial Park for $75.0 before fees and expenses, and recognized a pre-tax gain of $45.5 ($36.2, after tax, or $0.33 per share) in the twelve months ended December 31, 2004.

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

	Douglas Dynamic			Greens Port
	2004	2003	2002	2004	2003	2002
Net sales	$22.7	$150.5	$116.7	$3.1	$13.6	$13.5
Income before income taxes	6.2	45.1	30.5	2.0	8.8	8.5
Net income	4.9	28.4	19.5	1.6	5.6	5.4

12.	Consolidated Quarterly Sales and Earnings (Losses) (Unaudited)

Earnings per share for each quarter and the year are calculated individually and may not add to the total for the year.

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$1,134.4	$1,311.8	$1,337.3	$1,433.8	$5,217.3
Operating profit (loss)	1.5	56.4	94.5	(232.1)	(79.7)
Net income (loss)	165.4	92.7	83.1	(102.8)	238.4
Basic earnings (loss) per share	1.52	0.85	0.76	(0.95)	2.19
Diluted earnings (loss) per share	1.52	0.85	0.76	(0.95)	2.18

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$985.3	$981.3	$1,021.1	$1,054.0	$4,041.7
Operating loss	(43.1)	(115.2)	(225.0)	(268.5)	(651.8)
Net loss	(40.8)	(78.2)	(277.5)	(163.9)	(560.4)
Basic and diluted loss per share	(0.38)	(0.72)	(2.56)	(1.51)	(5.17)

The operating profit (loss) for the second quarter and full year of 2004 includes a $5.4 and $8.7 charge, respectively, for expenses associated with the early redemption of debt (Note 5). The operating loss in the fourth quarter and full year 2004 also includes a $330.8 pension and other postretirement benefit corridor charge (Note 1). The operating loss for the third quarter and full year of 2003 includes a $101.2 charge for the impairment of goodwill (Note 8). The net loss for the third quarter and full year of 2003 also includes an $87.3 charge for the additional valuation allowance on the deferred tax asset (Note 4). The operating loss for the fourth quarter and full year 2003 includes a $240.1 pension and other postretirement benefit corridor charge (Note 1).

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

13.	Supplementary Guarantor Information

AK Holding, along with AK Tube and AK Steel Investments Inc. (the “Guarantor Subsidiaries”) fully and unconditionally, joint and severally guarantee the payment of interest, principal and premium, if any, on AK Steel’s 7- 7/8% Senior Notes Due 2009 and 7- 3/4% Senior Notes Due 2012. AK Tube is owned 100% by AK Steel Investments Inc. and AK Steel Investments Inc. is 100% owned by AK Steel Holding Company. AK Steel Holding Company also owns 100% of AK Steel Corporation. Prior to its sale on March 31, 2004, Douglas Dynamics, L.L.C. was also a Guarantor Subsidiary (Note 11). Since Douglas Dynamics is no longer a guarantor, its results have been reclassified from Guarantor Subsidiaries to Other Subsidiaries. None of AK Steel’s other subsidiaries is a guarantor of these notes. The Company has determined that full financial statements and other disclosures concerning AK Holding and the Guarantor Subsidiaries would not be material to investors and, accordingly, those financial statements are not presented. The following supplemental condensed consolidating financial statements present information about AK Holding, AK Steel, the Guarantor Subsidiaries and the Other Subsidiaries. The Other Subsidiaries are not guarantors of the above notes.

Statements of Operations

For the Year Ended December 31, 2004

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$4,861.4	$249.5	$240.9	$(134.5)	$5,217.3
Cost of products sold	0.1	4,282.2	212.6	144.7	(86.0)	4,553.6
Selling and administrative expenses	2.8	217.6	11.3	14.0	(39.3)	206.4
Depreciation	—	199.1	6.5	0.6	—	206.2
Other operating items	—	330.8	—	—	—	330.8

Total operating costs	2.9	5,029.7	230.4	159.3	(125.3)	5,297.0
Operating profit (loss)	(2.9)	(168.3)	19.1	81.6	(9.2)	(79.7)
Interest expense	—	107.6	—	10.1	(7.6)	110.1
Other income (expense)	—	(39.6)	4.0	14.3	17.8	(3.5)

Income (loss) before income taxes	(2.9)	(315.5)	23.1	85.8	16.2	(193.3)
Income tax provision (benefit)	—	(226.2)	—	2.4	—	(223.8)

Income (loss) from continuing operations	(2.9)	(89.3)	23.1	83.4	16.2	30.5
Income from discontinued operations	—	202.9	—	5.0	—	207.9

Net income (loss)	$(2.9)	$113.6	$23.1	$88.4	$16.2	$238.4

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Statements of Operations For the Year Ended December 31, 2003

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$3,932.4	$134.6	$244.1	$(269.4)	$4,041.7
Cost of products sold	0.1	3,803.4	112.9	96.3	(125.8)	3,886.9
Selling and administrative expenses	1.6	325.7	7.8	13.6	(105.1)	243.6
Depreciation	—	217.1	4.5	0.1	—	221.7
Other operating items	—	341.3	—	—	—	341.3

Total operating costs	1.7	4,687.5	125.2	110.0	(230.9)	4,693.5
Operating profit (loss)	(1.7)	(755.1)	9.4	134.1	(38.5)	(651.8)
Interest expense	—	116.5	—	15.7	(14.4)	117.8
Other income (expense)	—	(28.0)	3.4	9.3	11.9	(3.4)

Income (loss) before income taxes	(1.7)	(899.6)	12.8	127.7	(12.2)	(773.0)
Income tax provision (benefit)	—	(179.8)	—	1.2	—	(178.6)

Income (loss) from continuing operations	(1.7)	(719.8)	12.8	126.5	(12.2)	(594.4)
Income from discontinued operations	—	5.6	—	28.4	—	34.0

Net income (loss)	$(1.7)	$(714.2)	$12.8	$154.9	$(12.2)	$(560.4)

Statements of Operations For the Year Ended December 31, 2002

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$4,064.3	$78.7	$225.7	$(209.9)	$4,158.8
Cost of products sold	0.1	3,557.5	63.6	60.9	(53.4)	3,628.7
Selling and administrative expenses	1.4	342.8	7.1	11.6	(120.1)	242.8
Depreciation	—	218.4	2.7	0.1	—	221.2
Other operating items	—	792.9	—	10.9	—	803.8

Total operating costs	1.5	4,911.6	73.4	83.5	(173.5)	4,896.5
Operating profit (loss)	(1.5)	(847.3)	5.3	142.2	(36.4)	(737.7)
Interest expense	—	127.1	0.5	20.3	(19.6)	128.3
Other income (expense)	—	(31.6)	(0.1)	9.5	14.6	(7.6)

Income (loss) before income taxes	(1.5)	(1,006.0)	4.7	131.4	(2.2)	(873.6)
Income tax provision (benefit)	—	(356.1)	1.9	1.0	—	(353.2)

Income (loss) from continuing operations	(1.5)	(649.9)	2.8	130.4	(2.2)	(520.4)
Income (loss) from discontinued operations	—	(1.5)	—	19.5	—	18.0

Net income (loss)	$(1.5)	$(651.4)	$2.8	$149.9	$(2.2)	$(502.4)

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Balance Sheets

December 31, 2004

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$359.9	$—	$17.2	$—	$377.1
Accounts receivable	—	27.4	27.8	578.3	(0.9)	632.6
Inventories	—	648.2	18.7	38.4	(23.1)	682.2
Deferred tax asset	—	391.1	—	0.5	—	391.6
Other current assets	0.2	22.6	0.1	0.4	—	23.3

Total Current Assets	0.2	1,449.2	46.6	634.8	(24.0)	2,106.8

Property, Plant and Equipment		4,784.6	72.8	12.2	—	4,869.6
Less accumulated depreciation	—	(2,522.0)	(14.7)	(8.4)	—	(2,545.1)

Property, plant and equipment, net	—	2,262.6	58.1	3.8	—	2,324.5

Other Assets:
Investment in AFSG	—	—	55.6	—	—	55.6
Intercompany accounts	889.5	(784.0)	(28.6)	475.6	(552.5)	—
Other investments	—	49.8	—	57.2	—	107.0
Goodwill	—	—	32.8	4.3	—	37.1
Other intangible assets	—	58.9	1.1	—	—	60.0
Deferred tax asset	—	720.2	—	—	—	720.2
Other assets	—	35.9	—	5.6	—	41.5

TOTAL ASSETS	$889.7	$3,792.6	$165.6	$1,181.3	$(576.5)	$5,452.7

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$371.3	$5.8	$11.1	$(0.9)	$387.3
Accrued liabilities	0.1	191.7	4.0	3.7	—	199.5
Current portion of pension and other postretirement benefit obligations	—	159.9	—	—	—	159.9

Total Current Liabilities	0.1	722.9	9.8	14.8	(0.9)	746.7

Non-current Liabilities:
Long-term debt	—	1,109.7	—	—	—	1,109.7
Pension and other postretirement benefit obligations	—	3,263.3	0.8	—	—	3,264.1
Other liabilities	—	129.8	—	2.9	2.1	134.8

Total Non-current Liabilities	—	4,502.8	0.8	2.9	2.1	4,508.6

TOTAL LIABILITIES	0.1	5,225.7	10.6	17.7	1.2	5,255.3

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	889.6	(1,433.1)	155.0	1,163.6	(577.7)	197.4

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$889.7	$3,792.6	$165.6	$1,181.3	$(576.5)	$5,452.7

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Balance Sheets

December 31, 2003

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$42.9	$—	$11.8	$—	$54.7
Accounts receivable	—	23.2	24.8	351.3	—	399.3
Inventories	—	676.3	17.6	45.1	(8.1)	730.9
Deferred tax asset	—	98.4	—	0.6	—	99.0
Current assets held for sale	—	1.3	—	45.2	—	46.5
Other current assets	0.1	27.0	0.1	0.4	—	27.6

Total Current Assets	0.1	869.1	42.5	454.4	(8.1)	1,358.0

Property, Plant and Equipment		4,723.4	69.3	1.2	—	4,793.9
Less accumulated depreciation	—	(2,351.1)	(8.3)	(0.6)	—	(2,360.0)

Property, plant and equipment, net	—	2,372.3	61.0	0.6	—	2,433.9

Other Assets:
Investment in AFSG	—	—	55.6	—	—	55.6
Intercompany accounts	875.4	(780.9)	(122.7)	314.2	(286.0)	—
Other investments	—	53.2	—	56.8	—	110.0
Goodwill	—	—	32.9	4.2	—	37.1
Other intangible assets	—	78.9	1.4	—	—	80.3
Deferred tax asset	—	827.5	—	—	—	827.5
Non-current assets held for sale	—	28.6	—	36.9	—	65.5
Other assets	—	52.2	—	5.5	—	57.7

TOTAL ASSETS	$875.5	$3,500.9	$70.7	$872.6	$(294.1)	$5,025.6

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$360.5	$4.2	$11.6	$—	$376.3
Accrued liabilities	—	176.7	2.6	2.6	—	181.9
Discontinued operations liabilities	—	0.9	—	15.9	—	16.8
Current portion of long-term debt	—	62.5	—	—	—	62.5
Current portion of pension and other postretirement benefit obligations	—	141.4	—	—	—	141.4

Total Current Liabilities	—	742.0	6.8	30.1	—	778.9

Non-current Liabilities:
Long-term debt	—	1,197.8	—	—	—	1,197.8
Pension and other postretirement benefit obligations	—	2,939.9	0.7	—	—	2,940.6
Discontinued operations liabilities	—	—	—	9.1	—	9.1
Other liabilities	—	149.6	—	2.4	—	152.0

Total Non-current Liabilities	—	4,287.3	0.7	11.5	—	4,299.5

TOTAL LIABILITIES	—	5,029.3	7.5	11.5	—	5,078.4

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	875.5	(1,528.4)	63.2	831.0	(294.1)	(52.8)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$875.5	$3,500.9	$70.7	$872.6	$(294.1)	$5,025.6

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Statements of Cash Flows

For the Year Ended December 31, 2004

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
Cash flows from operating activities:
Net income (loss)	$(2.9)	$113.6	$23.1	$88.4	$16.2	$238.4
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	—	199.1	6.5	0.6	—	206.2
Amortization	—	12.6	0.3	—	—	12.9
Deferred income taxes	—	(234.0)	—	—	—	(234.0)
Pension charge	—	330.8	—	—	—	330.8
Income from discontinued operations - net	—	(202.9)	—	(5.0)	—	(207.9)
Other items, net	0.7	8.1	1.0	(3.1)	—	6.7
Changes in assets and liabilities:
Accounts and notes receivable	—	(4.9)	(4.0)	(223.2)	0.9	(231.2)
Inventories	—	31.2	(1.1)	7.1	15.0	52.2
Current liabilities	0.1	14.0	3.0	0.3	(0.9)	16.5
Other assets	(0.1)	7.9	—	(0.1)	—	7.7
Pension asset and obligation	—	65.5	—	—	—	65.5
Postretirement benefit obligation	—	(18.9)	0.1	—	—	(18.8)
Other liabilities	—	(19.8)	—	(3.1)	2.1	(20.8)

Total adjustments	0.7	188.7	5.8	(226.5)	17.1	(14.2)

Net cash flows from operating activities	(2.2)	302.3	28.9	(138.1)	33.3	224.2

Cash flows from investing activities:
Capital investments	—	(94.9)	(3.5)	(0.4)	—	(98.8)
Purchase of long-term investments	—	(2.6)	—	—	—	(2.6)
Proceeds from the sale of businesses	—	333.8	—	—	—	333.8
Proceeds for draw on IRB for MACT	—	21.3	—	—	—	21.3
Proceeds from the sale of investments/PP&E	—	49.3	—	—	—	49.3
Other items, net	—	0.8	—	(0.8)	—	—

Net cash flows from investing activities	—	307.7	(3.5)	(1.2)	—	303.0

Cash flows from financing activities:
Redemption of long-term debt	—	(213.4)	—	—	—	(213.4)
Premium on redemption of long-term debt	—	(5.0)	—	—	—	(5.0)
Fees related to new credit facility or new debt	—	(3.7)	—	—	—	(3.7)
Purchase of treasury stock	(0.3)	0.1	—	—	—	(0.2)
Common stock dividends paid	—	0.1	(4.1)	(4.1)	8.1	—
Intercompany activity	(1.0)	(72.1)	(21.3)	135.8	(41.4)	—
Other items, net	3.5	(0.1)	—	1.6	—	5.0

Net cash flows from financing activities	2.2	(294.1)	(25.4)	133.3	(33.3)	(217.3)

Cash flows from discontinued operations	—	1.1	—	11.4	—	12.5

Net increase (decrease) in cash and cash equivalents	—	317.0	—	5.4	—	322.4
Cash and cash equivalents, beginning of year	—	42.9	—	11.8	—	54.7

Cash and cash equivalents, end of year	$—	$359.9	$—	$17.2	$—	$377.1

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Statement of Cash Flows

For the Year Ended December 31, 2003

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
Cash flows from operating activities:
Net income (loss)	$(1.7)	$(714.2)	$41.2	$126.5	$(12.2)	$(560.4)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	—	217.1	4.5	0.1	—	221.7
Amortization	—	10.9	0.2	—	—	11.1
Deferred income taxes	—	(173.5)	—	(0.3)	—	(173.8)
Goodwill impairment	—	101.2	—	—	—	101.2
Pension/other postretirement benefit charge	—	240.1	—	—	—	240.1
Income from discontinued operations	—	(5.6)	—	(28.4)	—	(34.0)
Other items, net	0.2	15.4	1.5	1.3	—	18.4
Changes in assets and liabilities:
Accounts and notes receivable	—	(18.0)	(17.7)	18.6	—	(17.1)
Inventories	—	131.9	(4.2)	(17.6)	7.3	117.4
Current liabilities	—	(104.1)	2.2	5.9	—	(96.0)
Other assets	—	(1.3)	(0.1)	0.4	—	(1.0)
Pension asset and obligation	—	85.9	—	—	—	85.9
Postretirement benefit obligation	—	22.0	—	—	—	22.0
Other liabilities	—	(7.7)	—	0.2	—	(7.5)

Total adjustments	0.2	514.3	(13.6)	(19.8)	7.3	488.4

Net cash flows from operating activities	(1.5)	(199.9)	27.6	106.7	(4.9)	(72.0)

Cash flows from investing activities:
Capital investments	—	(77.1)	(2.5)	—	—	(79.6)
Purchase of long-term investments	—	(1.1)	—	—	—	(1.1)
Purchase of business	—	—	(67.2)	—	—	(67.2)
Proceeds from the sale of investments and property, plant and equipment	—	11.8	—	—	—	11.8
Other items, net	—	(0.1)	0.2	(0.6)	—	(0.5)

Net cash flows from investing activities	—	(66.5)	(69.5)	(0.6)	—	(136.6)

Cash flows from financing activities:
Redemption of long-term debt	—	(62.5)	—	—	—	(62.5)
Purchase of treasury stock	(0.7)	—	—	—	—	(0.7)
Common stock dividend	—	—	(4.5)	(4.5)	9.0	—
Intercompany activity	2.2	79.8	46.4	(124.3)	(4.1)	—
Other items, net	—	(9.7)	—	2.3	—	(7.4)

Net cash flows from financing activities	1.5	7.6	41.9	(126.5)	4.9	(70.6)

Cash flows from discontinued operations	—	25.7	—	25.7	—	51.4

Net increase (decrease) in cash and cash equivalents	—	(233.1)	—	5.3	—	(227.8)
Cash and cash equivalents, beginning of year	—	276.0	—	6.5	—	282.5

Cash and cash equivalents, end of year	$—	$42.9	$—	$11.8	$—	$54.7

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Statement of Cash Flows

For the Year Ended December 31, 2002

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
Cash flows from operating activities:
Net income (loss)	$(1.5)	$(651.4)	$22.3	$130.4	$(2.2)	$(502.4)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	—	218.4	2.7	0.1	—	221.2
Amortization	—	9.2	—	—	—	9.2
Deferred income taxes	—	(287.5)	—	(0.3)	—	(287.8)
Pension/other postretirement benefit charge	—	816.8	—	—	—	816.8
Gain on sale of Anthem stock	—	(24.1)	—	—	—	(24.1)
Impairment of equity investment	—	—	—	10.9	—	10.9
(Income) loss from discontinued operations	—	1.5	—	(19.5)	—	(18.0)
Extraordinary loss on retirement of debt	—	31.7	—	—	—	31.7
Other items, net	0.2	10.6	(0.2)	2.6	—	13.2
Changes in assets and liabilities:
Accounts and notes receivable	—	(2.8)	(0.6)	(24.2)	—	(27.6)
Inventories	—	43.3	(1.6)	3.7	3.7	49.1
Current liabilities	—	(84.3)	0.3	(1.8)	—	(85.8)
Other assets	—	21.0	(0.1)	(5.8)	—	15.1
Pension asset and obligation	—	14.2	—	—	—	14.2
Postretirement benefit obligation	—	47.5	—	—	—	47.5
Other liabilities	—	(3.8)	(0.1)	0.3	—	(3.6)

Total adjustments	0.2	811.7	0.4	(34.0)	3.7	782.0

Net cash flows from operating activities	(1.3)	160.3	22.7	96.4	1.5	279.6

Cash flows from investing activities:
Capital investments	—	(81.3)	(2.2)	—	—	(83.5)
Purchase of long-term investments	—	(35.7)	—	(18.7)	—	(54.4)
Proceeds from sale of business	—	67.5	—	—	—	67.5
Proceeds from the sale of investments	—	82.1	—	—	—	82.1
Other items, net	—	0.1	—	(0.5)	—	(0.4)

Net cash flows from investing activities	—	32.7	(2.2)	(19.2)	—	11.3

Cash flows from financing activities:
Proceeds from issuing long-term debt	—	538.1	—	—	—	538.1
Redemption of long-term debt	—	(613.3)	(14.7)	—	—	(628.0)
Premium on redemption of long-term debt	—	(25.1)	—	—	—	(25.1)
Purchase of treasury stock	(1.6)	—	—	—	—	(1.6)
Purchases of preferred stock	(13.1)	—	—	—	—	(13.1)
Preferred stock dividends paid	(0.9)	—	—	—	—	(0.9)
Intercompany activity	16.6	84.2	(6.4)	(92.9)	(1.5)	—
Other items, net	0.3	(4.2)	—	1.4	—	(2.5)

Net cash flows from financing activities	1.3	(20.3)	(21.1)	(91.5)	(1.5)	(133.1)

Cash flows from discontinued operations	—	6.1	—	17.8	—	23.9

Net increase (decrease) in cash and cash equivalents	—	178.8	(0.6)	3.5	—	181.7
Cash and cash equivalents, beginning of year	—	97.2	0.6	3.0	—	100.8

Cash and cash equivalents, end of year	$—	$276.0	$—	$6.5	$—	$282.5

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A.	Controls and Procedures

With the participation of management, the Company’s chief executive officer and its chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2004. Based upon this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of December 31, 2004.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in item 8 hereof and incorporated herein by reference.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The Chief Executive Officer (“CEO”) of the Company previously submitted to the New York Stock Exchange the annual Section 303A.12(a) CEO Certification required by the New York Stock Exchange.

The CEO of the Company is filing herewith, as Exhibit 31.1, the Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer as required by the New York Stock Exchange.

Information with respect to the Company’s Executive Officers is set forth in Part I of this Annual Report pursuant to General Instruction G of Form 10-K. The information required to be furnished pursuant to this item with respect to Directors of the Company will be set forth under the caption “Election of Directors” in the Company’s proxy statement (the “2005 Proxy Statement”) to be furnished to stockholders in connection with the solicitation of proxies by the Company’s Board of Directors for use at the Annual Meeting of Stockholders, and is incorporated herein by reference.

The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the 2005 Proxy Statement, and is incorporated herein by reference.

The information required to be furnished pursuant to this item with respect to the Audit Committee and the Audit Committee financial expert will be set forth under the caption “Committees of the Board of Directors” in the 2005 Proxy Statement, and is incorporated herein by reference.

The Company has adopted: a Code of Ethics covering its Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and other persons performing a similar function; a Code of Business Conduct and Ethics for Directors, Officers and Employees; and Corporate Governance Guidelines. These documents, along with charters of its Audit, Compensation, and Nominating and Governance Committees, are posted on the Company’s website at www.aksteel.com. These documents are also available in print by mailing a request to: Corporate Secretary, c/o AK Steel, 703 Curtis Street, Middletown, Ohio 45043.

Item 11.	Executive Compensation.

The information required to be furnished pursuant to this item will be set forth under the caption “Executive Compensation” in the 2005 Proxy Statement, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required to be furnished pursuant to this item with respect to compensation plans under which equity securities of the Company are authorized for issuance will be set forth under the caption “Equity Compensation Plan Information” in the 2005 Proxy Statement, and is incorporated herein by reference.

The information required to be furnished pursuant to this item will be set forth under the caption “Stock Ownership” in the 2005 Proxy Statement, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions.

None.

Item 14.	Principal Accountant Fees and Services.

The information required to be furnished pursuant to this item will be set forth under the caption “Principal Accounting Firm Fees” in the 2005 Proxy Statement, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The list of financial statements filed as part of this report is submitted as a separate section, the index to which is located on page 32. Financial statement schedules are omitted because of the absence of the conditions under which they are required or because the information is set forth in the financial statements or notes thereto.

(b) Exhibits:

List of exhibits begins on next page.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation of AK Steel Holding Corporation, filed with the Secretary of State of the State of Delaware on December 20, 1993, as amended (incorporated herein by reference to Exhibit 3.1.1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on May 27, 1998).

3.2	By-laws of AK Steel Holding Corporation (incorporated herein by reference to Exhibit 3.2 to AK Steel Holding Corporation’s Registration Statement on Form S-1 (Registration No. 33-74432), as filed with the Commission on January 26, 1994).

3.3	Certificate of Designations, Preferences, Rights and Limitations of Series A Junior Preferred Stock (included in Exhibit 10.1).

4.1	Indenture, dated as of October 1, 1992, relating to AK Steel Holding Corporation’s 9% Senior Notes Due 2007 (the “1992 Indenture”) (incorporated herein by reference to Exhibit 4 to the Registration Statement of Armco Inc. on Form S-3 (Registration No. 33-51806), as filed with the Commission on September 9, 1992).

4.2	Supplemental Indenture No. 2, dated as of September 1, 1997, to the 1992 Indenture (incorporated herein by reference to Exhibit 4.4 to the Registration Statement of Armco Inc. on Form S-4 (Registration No. 333-36691), as filed with the Commission on September 30, 1997).

4.3	Supplemental Indenture No. 3, dated as of July 30, 1999, to the 1992 Indenture (incorporated herein by reference to Exhibit 4.3 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on October 21, 1999).

4.4	Supplemental Indenture No. 4, dated as of September 30, 1999, to the 1992 Indenture (incorporated herein by reference to Exhibit 4.4 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on October 21, 1999).

4.5	Supplemental Indenture No. 5, dated as of October 1, 1999, to the 1992 Indenture (incorporated herein by reference to Exhibit 4.5 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on October 21, 1999).

4.6	Supplemental Indenture No. 6, dated as of August 8, 2002, to the 1992 Indenture (incorporated herein by reference to Exhibit 4.3 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on August 13, 2002).

4.7	Indenture, dated as of November 1, 1993, relating to AK Steel Holding Corporation’s 8- 7/8% Senior Notes Due 2008 (the “1993 Indenture”) (incorporated herein by reference to Exhibit 4 to the Registration Statement of Armco Inc. on Form S-3 (Registration No. 33-50205), as filed with the Commission on September 9, 1993).

4.8	Supplemental Indenture No. 2, dated as of December 15, 1998, to the 1993 Indenture (incorporated herein by reference to Exhibit 4.3 to the Registration Statement of Armco Inc. on Form S-4 (Registration No. 333-71203), as filed with the Commission on January 26, 1999).

4.9	Supplemental Indenture No. 3, dated as of July 30, 1999, to the 1993 Indenture (incorporated herein by reference to Exhibit 4.8 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on October 21, 1999).

4.10	Supplemental Indenture No. 4, dated as of September 30, 1999, to the 1993 Indenture (incorporated herein by reference to Exhibit 4.9 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on October 21, 1999).

4.11	Supplemental Indenture No. 5, dated as of October 1, 1999, to the 1993 Indenture (incorporated herein by reference to Exhibit 4.10 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on October 21, 1999).

Exhibit Number	Description

4.12	Supplemental Indenture No. 6, dated as of August 8, 2002, to the 1993 Indenture (incorporated herein by reference to Exhibit 4.2 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on August 13, 2002).

4.13	Indenture, dated as of February 10, 1999, relating to AK Steel Holding Corporation’s 7- 7/8% Senior Notes Due 2009 (the “1999 Indenture”) (incorporated herein by reference to Exhibit 1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on February 17, 1999).

4.14	First Supplemental Indenture, dated as of August 6, 1999, to the 1999 Indenture (incorporated herein by reference to Exhibit 4.13 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on October 21, 1999).

4.15	Second Supplemental Indenture, dated as of October 1, 1999, to the 1999 Indenture (incorporated herein by reference to Exhibit 4.14 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on October 21, 1999).

4.16	Third Supplemental Indenture, dated as of August 8, 2002, to the 1999 Indenture (incorporated herein by reference to Exhibit 4.1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on August 13, 2002).

4.17	Fourth Supplemental Indenture, dated as of August 8, 2003, to the 1999 Indenture (incorporated herein by reference to Exhibit 4.4 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on August 18, 2003).

4.18	Form of Note Purchase Agreement, dated as of December 17, 1996, relating to AK Steel Holding Corporation’s Senior Secured Notes, Series A-E, Due 2004 (incorporated herein by reference to Exhibit 4.5 to AK Steel Holding Corporation’s Registration Statement on Form S-4 (Registration No. 333-19781), as filed with the Commission on January 14, 1997).

4.19	Supplemental Agreement, dated as of July 28, 1999, amending the Note Purchase Agreements, dated as of December 17, 1996, relating to AK Steel Corporation’s Senior Secured Notes, Series A-E, Due 2004 (incorporated herein by reference to Exhibit 4.15 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on October 21, 1999).

4.20	Second Supplemental Indenture, dated as of August 8, 2002, relating to AK Steel Corporation’s Senior Secured Notes, Series A-E, Due 2004 (incorporated herein by reference to Exhibit 4.4 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on August 13, 2002).

4.21	Third Supplemental Indenture, dated as of June 30, 2003, relating to AK Steel Corporation’s Senior Secured Notes, Series A-E, Due 2004 (incorporated herein by reference to Exhibit 4.1 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the Commission on August 7, 2003).

4.22	Guarantee Agreement, dated as of September 30, 1999, by Douglas Dynamics, L.L.C. pursuant to the Note Purchase Agreements, dated as of December 17, 1996, as amended, relating to AK Steel Holding Corporation’s Senior Secured Notes, Series A-E, Due 2004 (incorporated herein by reference to Exhibit 4.16 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on October 21, 1999).

4.23	Guarantee Agreement, dated as of August 7, 2003, by AK Steel Investments, Inc. pursuant to the Note Purchase Agreements, dated as of December 17, 1996, as amended, relating to AK Steel Holding Corporation’s Senior Secured Notes, Series A-E, Due 2004 (incorporated herein by reference to Exhibit 4.1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on August 18, 2003).

Exhibit Number	Description

4.24	Guarantee Agreement, dated as of August 7, 2003, by AK Tube LLC pursuant to the Note Purchase Agreements, dated as of December 17, 1996, as amended, relating to AK Steel Holding Corporation’s Senior Secured Notes, Series A-E, Due 2004 (incorporated herein by reference to Exhibit 4.2 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on August 18, 2003).

4.25	Indenture, dated as of June 11, 2002, among AK Steel Corporation, AK Steel Holding Corporation, as Guarantor, Douglas Dynamics, L.L.C., as Guarantor, and Fifth Third Bank (“2002 Indenture”) (incorporated herein by reference to Exhibit 4.1 to AK Steel Holdings Corporation’s Registration Statement on Form S-4 (Registration No. 333-98409), as filed with the Commission on December 5, 2002).

4.26	First Supplemental Indenture, dated as of August 8, 2003, to the 2002 Indenture (incorporated herein by reference to Exhibit 4.3 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on August 18, 2003).

10.1	Rights Agreement, dated as of January 23, 1996, between AK Steel Holding Corporation and the Bank of New York as predecessor to Fifth Third Bank, as Rights Agent, with respect to AK Steel Holding Corporation’s Stockholder Rights Plan (incorporated by reference to Exhibit 1 to AK Steel Holding Corporation’s Registration Statement on Form 8-A under the Securities Exchange Act of 1934, as filed with the Commission on February 5, 1996).

10.2	Substitution of The Fifth Third Bank as Successor Rights Agent and Amendment No. 1, dated September 15, 1997, to Rights Agreement dated as of January 23, 1996 (incorporated herein by reference to Exhibit 4.1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on September 15, 1997).

10.3	Amendment No. 2, dated as of July 28, 2003, to the Rights Agreement dated as of January 23, 1996 as amended, by and between AL Steel Holding Corporation and The Fifth Third Bank, as successor rights Agent (incorporated herein by reference to Exhibit 4.1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on July 29, 2003).

10.4	Executive Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.9 to AK Steel Holdings Corporation’s Registration Statement on Form S-4 (Registration No. 333-98409), as filed with the Commission on December 5, 2002).

10.5	Directors’ Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.10 to AK Steel Holdings Corporation’s Registration Statement on Form S-4 (Registration No. 333-98409), as filed with the Commission on December 5, 2002).

10.6	Credit Agreement dated as of July 24, 2003, among AK Steel Holding Corporation, as Guarantor, AK Steel Corporation, as Borrower, The Lenders Listed Therein, as Lenders, Credit Suisse First Boston, acting through its Cayman Islands branch, as Administrative Agent, General Electric Capital Corporation, as Syndication Agent and Collateral Agent, and The CIT Group/Business Credit, Inc., Bank One, NA, and Congress Financial Corporation as Co-Documentation Agents (incorporated herein by reference to Exhibit 4.1 to AK Steel Holding Corporation’s Current Report on Form 8-K as filed with the Commission on July 30, 2003).

10.7	Intercreditor Agreement dated as of July 24, 2003 among PNC Bank, National Association, as Purchaser Agent, Credit Suisse First Boston, acting through its Cayman Islands branch, as Lender Administrative Agent, General Electric Capital Corporation, as Lender Collateral Agent, AK Steel Receivables LTD, as Transferor, and AK Steel Corporation, as Servicer and Originator, and as Company (incorporated herein by reference to Exhibit 4.2 to AK Steel Holding Corporation’s Current Report on Form 8-K as filed with the Commission on July 30, 2003).

Exhibit Number	Description

10.8	Security Agreement dated as of July 24, 2003, among AK Steel Corporation, Credit Suisse First Boston, acting through its Cayman Islands branch, as Administrative Agent, and General Electric Capital Corporation, as Collateral Agent (incorporated herein by reference to Exhibit 4.3 to AK Steel Holding Corporation’s Current Report on Form 8-K as filed with the Commission on July 30, 2003).

10.9	Policy Concerning Severance Agreements with Senior Executives (incorporated herein by reference to Exhibit 99.3 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the Commission on November 14, 2003).

10.10	Annual Management Incentive Plan as amended and restated as of January 16, 2003 (incorporated herein by reference to Exhibit 10.3 to AK Steel Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Commission on March 4, 2004).

10.11	Stock Incentive Plan as amended and restated as of January 16, 2003 (incorporated herein by reference to Exhibit 10.4 to AK Steel Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Commission on March 4, 2004).

10.12	Long Term Performance Plan as amended and restated as of January 16, 2003 (incorporated herein by reference to Exhibit 10.5 to AK Steel Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Commission on March 4, 2004).

10.13	Executive Minimum and Supplemental Retirement Plan amended and restated November 25, 2003 as corrected and superceded on March 4, 2004 (incorporated herein by reference to Exhibit 10.1 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, as filed with the Commission on May 4, 2004).

10.14	Receivables Sale Agreement dated as of May 27, 2004 by and among Each of the Entities Party Thereto from Time to Time as Originators, AKS Receivables, LLC and AK Steel Corporation (incorporated herein by reference to Exhibit 4.1 to AK Steel Holding Corporation’s Current Report on Form 8-K as filed with the Commission on June 1, 2004).

10.15	Receivables Funding Agreement Dated as of May 27, 2004 by and among AKS Receivables, LLC, as Borrower, AK Steel Corporation, as Servicer, the Financial Institutions Signatory Thereto from Time to Time, as Lenders and General Electric Capital Corporation, as Lender, as Swing Line Lender and as Administrative Agent (incorporated herein by reference to Exhibit 4.2 to AK Steel Holding Corporation’s Current Report on Form 8-K as filed with the Commission on June 1, 2004).

10.16	Annex X to Receivables Sale Agreement and Receivables Funding Agreement, setting forth definitions of key terms (incorporated herein by reference to Exhibit 4.3 to AK Steel Holding Corporation’s Current Report on Form 8-K as filed with the Commission on June 1, 2004).

10.17	Form of Executive Officer Severance Agreement as approved by the Board of Directors on July 14, 2004–Version 1 (incorporated herein by reference to Exhibit 10.1 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Commission on November 4, 2004).

10.18	Form of Executive Officer Severance Agreement as approved by the Board of Directors on July 14, 2004–Version 2 (incorporated herein by reference to Exhibit 10.2 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Commission on November 4, 2004).

10.19	Form of Executive Officer Change of Control Agreement as approved by the Board of Directors on July 14, 2004–Version 1 (incorporated herein by reference to Exhibit 10.3 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Commission on November 4, 2004).

Exhibit Number	Description

10.20	Form of Executive Officer Change of Control Agreement as approved by the Board of Directors on July 14, 2004–Version 2 (incorporated herein by reference to Exhibit 10.4 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Commission on November 4, 2004).

10.21	Form of Executive Officer Change of Control Agreement as approved by the Board of Directors on July 14, 2004–Version 3 (incorporated herein by reference to Exhibit 10.5 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Commission on November 4, 2004).

10.22	Form of Executive Officer Change of Control Agreement as approved by the Board of Directors on July 14, 2004–Version 4 (incorporated herein by reference to Exhibit 10.6 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Commission on November 4, 2004).

10.23	Separation Agreement and Release with Michael P. Christy, former Vice President, Purchasing and Transportation, dated August 27, 2004 (incorporated herein by reference to Exhibit 10.7 to AK Steel Holdings Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Commission on November 4, 2004).

*10.24	Separation Agreement and Release with Thomas C. Graham, Jr., former Vice President, Engineering, dated November 30, 2004.

*10.25	Form of Restricted Stock Award for special bonus grants approved by the Board of Directors on January 20, 2005 to executive officers and selected key managers of the Company.

*10.26	Form of the Performance Share Award Agreement for performance-based equity awards approved by the Board of Directors on January 20, 2005, subject to shareholder approval, to executive officers and key managers of the Company pursuant to the Company Stock Incentive Plan, as proposed to be amended and restated.

*10.27	First Amendment to the AK Steel Holdings Corporation Stock Incentive Plan, dated April 15, 2004.

*11.1	Statement re: Computation of Per Share Earnings.

*12.1	Statement re: Computation of Ratio of Earnings to Fixed Charges.

*21.1	Subsidiaries of AK Steel Holding Corporation.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Section 302 Certification of Chief Executive Officer.

*31.2	Section 302 Certification of Chief Financial Officer.

*32.1	Section 906 Certification of Chief Executive Officer.

*32.2	Section 906 Certification of Chief Financial Officer.

*99.1	Valuation and qualifying accounts for the years ended December 31, 2004, 2003 and 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Middletown, State of Ohio, on March 4, 2004.

AK STEEL HOLDING CORPORATION (Registrant)

Dated March 4, 2005	/s/ ALBERT E. FERRARA, JR.
Albert E. Ferrara, Jr.,
Vice President, Finance and Chief Financial Officer

Dated March 4, 2005	/s/ ROGER K. NEWPORT
Roger K. Newport
Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT H. JENKINS Robert H. Jenkins	Chairman of the Board	March 4, 2005

/s/ JAMES L. WAINSCOTT James L. Wainscott	President, Chief Executive Officer and Director	March 4, 2005

/s/ RICHARD A. ABDOO Richard A. Abdoo	Director	March 4, 2005

/s/ DONALD V. FITES Donald V. Fites	Director	March 4, 2005

/s/ DR. BONNIE G. HILL Dr. Bonnie G. Hill	Director	March 4, 2005

/s/ LAWRENCE A. LESER Lawrence A. Leser	Director	March 4, 2005

/s/ DANIEL J. MEYER Daniel J. Meyer	Director	March 4, 2005

/s/ SHIRLEY D. PETERSON Shirley D. Peterson	Director	March 4, 2005

/s/ DR. JAMES A. THOMSON Dr. James A. Thomson	Director	March 4, 2005