Form 10-Q
period 2005-03-31
AK STEEL HOLDING CORP
filed 2005-05-04
CIK 918160

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

109,772,625 shares of common stock
(as of April 30, 2005)

AK STEEL HOLDING CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AK STEEL HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in millions, except per share data)

	(unaudited) Three Months Ended March 31,
	2005	2004
Net sales	$1,422.5	$1,134.4

Cost of products sold	1,206.3	1,026.4
Selling and administrative expenses	52.3	52.5
Depreciation	50.3	54.0

Total operating costs	1,308.9	1,132.9

Operating profit	113.6	1.5

Interest expense	22.4	29.7
Other income	5.4	1.6

Income (loss) before income taxes	96.6	(26.6)

Income tax provision due to state tax law changes	(3.1)	—
Income tax benefit (provision)	(34.3)	10.2

Income (loss) from continuing operations	59.2	(16.4)

Discontinued operations:
Income from discontinued operations, net of tax	—	6.9
Gain on sale of discontinued operations, net of tax	—	174.9

Net income	$59.2	$165.4

Basic and diluted earnings per share:
Income (loss) from continuing operations	$0.54	$(0.15)
Income from discontinued operations	—	0.06
Gain on sale of discontinued operations	—	1.61

Net income per share	$0.54	$1.52

Common shares and common share equivalents outstanding (weighted average in millions):
Basic	109.5	108.7
Diluted	110.6	108.7

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	(unaudited) March 31, 2005	December 31, 2004
ASSETS

Current Assets:
Cash and cash equivalents	$259.0	$377.1
Accounts receivable	639.4	632.6
Inventories, net	811.0	682.2
Deferred tax asset	397.3	391.6
Other current assets	32.1	23.3

Total Current Assets	2,138.8	2,106.8

Property, Plant and Equipment	4,902.0	4,869.6
Less accumulated depreciation	(2,595.4)	(2,545.1)

Property, plant and equipment, net	2,306.6	2,324.5

Other Assets:
Investment in AFSG Holdings, Inc.	55.6	55.6
Other investments	102.7	106.9
Goodwill	37.1	37.1
Other intangible assets	59.9	60.0
Deferred tax asset	682.7	720.2
Other assets	38.4	41.6

TOTAL ASSETS	$5,421.8	$5,452.7

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$421.9	$387.3
Accrued liabilities	197.7	199.5
Current portion of pension and other postretirement benefit obligations	159.9	159.9

Total Current Liabilities	779.5	746.7

Non-current Liabilities:
Long-term debt	1,114.7	1,109.7
Pension and other postretirement benefit obligations	3,130.3	3,264.1
Other liabilities	131.9	134.8

Total Non-current Liabilities	4,376.9	4,508.6

TOTAL LIABILITIES	5,156.4	5,255.3

Stockholders’ Equity:
Common stock, authorized 200,000,000 shares of $.01 par value each; issued 2005, 118,367,275 shares, 2004, 117,706,219 shares; outstanding 2005, 109,775,392 shares, 2004, 109,151,128 shares	1.2	1.2
Additional paid-in capital	1,829.7	1,824.6
Treasury stock, common shares at cost, 2005, 8,591,883 shares; 2004, 8,555,091 shares	(123.4)	(122.9)
Accumulated deficit	(1,246.6)	(1,305.8)
Accumulated other comprehensive loss	(195.5)	(199.7)

TOTAL STOCKHOLDERS’ EQUITY	265.4	197.4

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,421.8	$5,452.7

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	(unaudited) Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$59.2	$165.4
Depreciation	50.3	54.0
Amortization	2.2	3.8
Deferred income taxes	29.6	(10.7)
Contributions to the pension trust	(150.0)	—
Pension and other postretirement benefit expense in excess of payments	16.3	16.2
Exclusion of income from and gain on sale of discontinued operations	—	(181.8)
Working capital	(105.9)	(162.3)
Other	1.2	(3.7)

Net cash flows from operating activities of continuing operations	(97.1)	(119.1)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	(32.7)	(10.8)
Proceeds from sale of business	—	263.9
Proceeds from sale of investments and PP&E	—	18.8
Proceeds from draw on restricted funds for emission control expenditures	8.8	—
Other	—	(0.1)

Net cash flows from investing activities of continuing operations	(23.9)	271.8

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuing notes payable	—	80.0
Proceeds from exercise of stock options	3.1	—
Purchase of treasury stock	(0.5)	(0.2)
Other	0.3	(0.1)

Net cash flows from financing activities of continuing operations	2.9	79.7

Cash flows from discontinued operations	—	12.8

Net increase (decrease) in cash and cash equivalents	(118.1)	245.2

Cash and cash equivalents, beginning of period	377.1	54.7

Cash and cash equivalents, end of period	$259.0	$299.9

Supplemental disclosure of cash flow information:

Net cash paid during the period for:
Interest, net of capitalized interest	$19.3	$26.4
Income taxes	2.0	0.1

Supplemental disclosure of non-cash investing and financing activities — Issuance of restricted stock	$4.5	$0.8

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share data)

1.	Basis of Presentation

In the opinion of the management of AK Steel Holding Corporation (“AK Holding”) and AK Steel Corporation (“AK Steel”, and together with AK Holding, the “Company”), the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2005 and the results of its operations and cash flows for the three-month periods ended March 31, 2005 and 2004. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2004.

2.	Earnings Per Share

	Three Months Ended March 31,
	2005	2004
Income (loss) for calculation of basic and diluted earnings per share:
Income (loss) from continuing operations	$59.2	$(16.4)
Income from discontinued operations	—	6.9
Gain on sale of discontinued operations	—	174.9

Net income	$59.2	$165.4

Common shares outstanding (weighted average in millions):
Common shares outstanding for basic earnings per share	109.5	108.7
Effect of dilutive securities, employee stock options	1.1	—

Common shares outstanding for diluted earnings per share	110.6	108.7

Basic and diluted earnings per share:
Income (loss) from continuing operations	$0.54	$(0.15)
Income from discontinued operations	—	0.06
Gain on sale of discontinued operations	—	1.61

Net income per share	$0.54	$1.52

Potentially issuable common shares (in millions) excluded from earnings per share calculation due to antidilutive effect	1.6	5.2

3.	Inventories

Inventories are valued at the lower of cost or market. The cost of the majority of inventories is measured on the last in, first out (LIFO) method. Other inventories are measured principally at average cost.

	March 31, 2005	December 31, 2004
Finished and semi-finished	$851.5	$732.0
Raw materials	284.9	241.8

Total cost	1,136.4	973.8
Adjustment to state inventories at LIFO value	(325.4)	(291.6)

Net inventories	$811.0	$682.2

4.	Pension and other postretirement benefits

Net periodic benefit costs for pension and other postretirement benefits were as follows:

	Pension Benefits Three Months Ended March 31,		Other Benefits Three Months Ended March 31,
	2005	2004	2005	2004
Service cost	$7.2	$8.0	$4.6	$4.0
Interest cost	52.7	56.2	32.3	30.8
Expected return on assets	(51.9)	(51.1)	—	—
Amortization of prior service cost	2.3	3.2	(3.1)	(2.3)
Amortization of loss	7.5	14.3	3.8	2.8
Settlement/curtailment	—	5.5	—	—

Net periodic benefit cost	$17.8	$36.1	$37.6	$35.3

The decrease in pension net periodic benefit cost for the three months ended March 31, 2005 was due in part to the recognition of settlement losses related to the early retirement of participants in the Company’s non-qualified pension plan in the three months ended March 31, 2004. In addition, interest cost in the first quarter 2005 was favorable to the same period in 2004 due primarily to lower discount rates and lower liabilities for the Company’s non-qualified plans. Amortization of loss for the current period is also favorable due primarily to the reduction in the accumulated loss in the non-qualified pension plans.

On December 8, 2003, the United States government enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). Among other provisions, the Act provides a federal subsidy to sponsors of retiree healthcare benefit plans that include a qualified prescription drug benefit. The Company sponsors such a plan. Because its benefit plan’s measurement date preceded the effective date of the Act, the Company was not permitted to recognize the effects of the Act until February 8, 2004. The savings in the per capita prescription claim costs due to the impact of the Act resulted in a reduction in the Company’s accumulated postretirement benefit obligation of approximately $176.0. In 2004, the Company recognized a reduction in net periodic benefit costs related to these savings of approximately $16.9, excluding the fourth quarter corridor charge. The Company expects to recognize a reduction in net periodic benefit costs related to these savings of approximately $23.0 in 2005.

The Company provides healthcare benefits to most of its employees and retirees. The total projected future benefit obligation of the Company with respect to payments for healthcare benefits is accounted for as “Pension and other postretirement benefit obligations” in the Company’s consolidated financial statements. The net amount recognized by the Company as of the end of 2004 for future payment of such benefit obligations was approximately $2.1 billion.

Accounting for retiree healthcare benefits requires the use of actuarial methods and assumptions, including assumptions about current employees’ future retirement dates, the anticipated mortality rate of retirees, anticipated future increases in healthcare costs and the obligation of the Company under future collective bargaining agreements with respect to healthcare benefits for retirees. Changing any of these assumptions could have a material impact on the calculation of the Company’s total obligation for future healthcare benefits. For example, the Company’s calculation of its future retiree healthcare benefit obligation as of the end of 2004 assumed that the Company would continue to provide healthcare benefits to current and future retirees. If this assumption is altered, it could have a material effect on the calculation of the Company’s total future retiree healthcare benefit obligation. This assumption could be altered as a result of one or more developments.

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

5.	Share Based Payments

Common stock compensation expense related to restricted stock awards granted under the Company’s Stock Incentive Plan (“SIP”) was $0.7 and $2.0 for the three-month periods ended March 31, 2005 and 2004, respectively. The Company uses the intrinsic value method to account for nonqualified stock options granted under the SIP. Had compensation expense for the Company’s stock option plans been determined based on the fair value method, the Company’s net income and basic and diluted income per share would have been adjusted as follows:

	Three Months Ended March 31,
	2005	2004
Net income as reported	$59.2	$165.4
Additional compensation cost based on fair value recognition, net of tax	0.3	0.4

Net income as adjusted	$58.9	$165.0

Common shares outstanding for basic earnings per share (weighted average in millions)	109.5	108.7

Common shares outstanding for diluted earnings per share as reported	110.6	108.7
Options excluded for dilutive earnings per share for share based compensation	(0.9)	—
Pro forma options dilutive for earnings per share for share based compensation	0.6	—

Common shares outstanding for diluted earnings per share for share based payments	110.3	108.7

Basic income per share as reported	$0.54	$1.52
Additional compensation cost based on fair value recognition per share	—	—

Basic income per share as adjusted	$0.54	$1.52

Diluted income per share as reported	$0.54	$1.52
Additional compensation cost based on fair value recognition per share	0.01	—

Diluted income per share as adjusted	$0.53	$1.52

6.	Long Term Debt

On June 17, 2004, the Company completed a $62.0 industrial bond offering issued through the Ohio Air Quality Development Authority. Proceeds from the offering are being used to finance construction of emission control equipment for the Middletown Works’ blast furnace and basic oxygen furnaces. The equipment is necessary to comply with standards under the Clean Air Act, which will become effective in May 2006. The net proceeds of $61.7 from the bond offering were placed in a restricted fund and are drawn as the Company makes qualifying expenditures. Also, in January 2005, the Company was granted a $5.0 loan with a current interest rate of .75% from the Ohio Department of Development, which is also being used to finance a portion of the blast furnace and basic oxygen furnace construction. These proceeds were also placed in a restricted fund and are drawn as the Company makes qualifying expenditures. To date, through March 31, 2005, $30.1 has been drawn from the funds and the remaining proceeds of $36.6 are included in other noncurrent assets.

7.	Income Tax Provision

On March 18, 2005, new tax legislation was enacted in the Commonwealth of Kentucky. As a result, in the first quarter of 2005, under Financial Accounting Standard (“FAS”) No. 109, the Company was required to recognize as part of its income tax provision a non-cash tax charge of $3.1 for the reduction in value of the Company’s deferred tax assets resulting from lower state income tax rates.

8.	Discontinued Operations

On March 31, 2004, the Company sold Douglas Dynamics, L.L.C. for $264.0, before fees and expenses, and recognized a pre-tax gain of $208.3 ($174.9, after tax, or $1.61 per share) in the first quarter. On April 9, 2004, the Company sold Greens Port Industrial Park for $75.0, before fees and expenses. Both businesses were accounted for as discontinued operations. Income from discontinued operations for the three months ended March 31, 2004 included:

	Douglas Dynamics	Greens Port
Net sales	$22.7	$3.1
Income before income taxes	6.2	2.1
Net income	5.2	1.7

9.	Comprehensive Income

Comprehensive income, net of tax, is as follows:

	Three Months Ended March 31,
	2005	2004
Net income	$59.2	$165.4
Other comprehensive income, net of tax:
Foreign currency translation adjustment	0.2	0.7
Derivative instrument hedges, mark to market:
Gains arising in period	2.5	1.9
Reclass of losses included in net income	1.5	—

Minimum pension liability adjustment	—	0.1

Comprehensive income	$63.4	$168.1

A 40% deferred tax rate is applied to derivative instrument hedges and unrealized gains and losses.

Accumulated other comprehensive loss is as follows:

	March 31, 2005	December 31, 2004
Foreign currency translation	$3.3	$3.1
Derivative instrument hedges	5.8	1.8
Minimum pension liability	(204.6)	(204.6)

Accumulated other comprehensive loss	$(195.5)	$(199.7)

10.	Legal Proceedings

The following are updates to the Company’s descriptions of pending legal proceedings and environmental matters reported in its Annual Report on Form 10-K for the calendar year 2004:

As previously reported, on January 13, 2004, AK Steel notified the union representing hourly employees at its Middletown Works that it was suspending the minimum base force guarantee of 3,114 contained in the parties’ collective bargaining agreement pursuant to authority granted in that agreement. Subsequently, the union filed grievances contesting the right of AK Steel to take such action. On July 1, 2004, the arbitrator upheld, subject to certain limitations, the right of AK Steel to suspend the minimum base force guarantee at least through May 10, 2005. The suspension of the minimum base force guarantee has enabled AK Steel to reduce the number of hourly employees at the Middletown Works to 2,723 as of March 31, 2005. The arbitrator further held that, if the union continues to contest this issue, a hearing will be held on the issue of whether the suspension should continue beyond that date. By letter dated March 2, 2005, the union notified the arbitrator that it continues to contest the right of AK Steel to suspend the minimum base force guarantee beyond May 10, 2005. If the arbitrator were to rule in favor of the union following the hearing to commence on May 10, 2005, it could result in AK Steel being required to hire sufficient employees to return to the minimum base force number of 3,114 at the Middletown Works. The issue of the base force guarantee will be subject to negotiation in connection with the new collective bargaining agreement to replace the existing agreement scheduled to expire on February 28, 2006.

As previously reported, on February 27, 1995, the Ohio Environmental Protection Agency (“OEPA”) issued a Notice of Violation with respect to the Zanesville Works alleging noncompliance with both a 1993 order and various state regulations regarding hazardous waste management. AK Steel has been working with OEPA to attempt to reach a settlement of this Notice of Violation in the form of a negotiated Consent Decree. The parties have been successful in reaching such a settlement and, on March 31, 2005, a Complaint and Consent Decree were lodged in the Muskingum County, Ohio Court of Common Pleas, Case No. CH2005-0150. Upon entry of the Consent Decree, AK Steel agreed to pay a civil penalty of $0.225, of which $0.075 will be paid in cash and the balance through the implementation of a supplemental environmental project. In addition, as previously reported, on October 9, 2002, AK Steel entered into an administrative consent order with the EPA Region 5 pursuant to Section 3013 of the RCRA relating to this matter. Pursuant to this consensual order, AK Steel agreed to investigate certain areas of the Zanesville Works. That investigation is continuing.

As previously reported, on October 8, 2004, the Department of Justice, on behalf of the United States Environmental Protection Agency (“EPA”), issued a notice with respect to the Company’s Mansfield Works, alleging certain noncompliance issues discovered during a multi-media inspection by EPA Region 5 in 1997. The notice alleged Clean Water Act violations of permitted pretreatment and effluent limits. The Company has been engaged in settlement discussions with EPA concerning this matter. The parties have been successful in reaching a settlement, and on April 19, 2005, a Complaint and Consent Decree were lodged in the United States District Court for the Northern District of Ohio, Eastern Division, Case Number 1:05CV1004. Upon entry of the Consent Decree, the Company has agreed to pay a civil penalty of $0.1875.

11.	New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB” issued a revised FAS No. 123(R) (“FAS123(R)”) entitled, “Share Based Payment.” FAS 123(R) sets accounting requirements for “share-based” compensation to employees and requires companies to recognize in the income statement the grant-date fair value of the stock options and other equity-based compensation. FAS 123(R) is effective in annual periods beginning after June 15, 2005. The Company will be required to adopt FAS No. 123(R) in the first quarter of 2006, and currently discloses the effect on net income and earnings per share of the fair value recognition provisions of FAS 123, “Accounting for Stock-Based Compensation” in the notes to the consolidated financial statements. The Company is currently evaluating the impact of the adoption of FAS 123(R) on its financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation of awards.

In November 2004, the FASB issued FAS No. 151 entitled “Inventory Costs.” This Statement amends the guidance in ARB No. 43, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight handling costs and wasted material (spoilage). The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The impact of the adoption of FAS No. 151 will not have a material impact on the Company’s financial position or results of operation.

In December 2004, the FASB issued FASB Staff Position 109-2, “Accounting and Disclosure for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The FASB believes that the lack of clarification of certain provisions within the Act and the timing of the enactment necessitate a practical exemption to the FAS 109 requirement to reflect in the period of enactment the effect of a new tax law. Accordingly, an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FAS 109.

In March 2005 the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” This interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The provisions of this interpretation shall be effective no later than the end of fiscal years ending after December 31, 2005, for calendar-year companies. The Company is currently evaluating the impact of the adoption of FIN 47 on its financial position and results of operation.

12.	Supplemental Guarantor Information

AK Holding, along with AK Tube, LLC and AK Steel Investments Inc. (the “Guarantor Subsidiaries”) fully and unconditionally, jointly and severally guarantee the payment of interest, principal and premium, if any, on AK Steel’s 7-7/8% Senior Notes Due 2009 and 7-3/4% Senior Notes Due 2012. AK Tube is owned 100% by AKS Investments Inc. and AKS Investments Inc. is 100% owned by AK Steel Holding Company. AK Steel Holding Company also owns 100% of AK Steel Corporation. Prior to its sale on March 31, 2004, Douglas Dynamics, L.L.C. was also a Guarantor Subsidiary (Note 8). Since Douglas Dynamics is no longer a guarantor, its results for fiscal 2004 (through the date of its sale) have been reclassified from Guarantor Subsidiaries to Other Subsidiaries. The Company has determined that full financial statements and other disclosures concerning AK Holding and the Guarantor Subsidiaries would not be material to investors and, accordingly, those financial statements are not presented. The following supplemental condensed consolidating financial statements present information about AK Holding, AK Steel, the Guarantor Subsidiaries and the Other Subsidiaries. The Other Subsidiaries are not guarantors of the above notes.

Condensed Statements of Operations

For the Three Months Ended March 31, 2005

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi- nations	Consolidated Company
Net sales	$—	$1,349.0	$63.8	$68.1	$(58.4)	$1,422.5

Cost of products sold	—	1,139.0	53.4	36.4	(22.5)	1,206.3
Selling and administrative expenses	0.7	55.8	2.8	3.8	(10.8)	52.3
Depreciation	—	48.4	1.7	0.2	—	50.3

Total operating costs	0.7	1,243.2	57.9	40.4	(33.3)	1,308.9

Operating profit (loss)	(0.7)	105.8	5.9	27.7	(25.1)	113.6
Interest expense	—	21.9	—	1.9	(1.4)	22.4
Other income (expense)	—	(16.2)	—	7.0	14.6	5.4

Income (loss) before income taxes	(0.7)	67.7	5.9	32.8	(9.1)	96.6

Income tax benefit (provision)	—	(35.7)	—	(1.8)	0.1	(37.4)

Income (loss) from continuing operations	(0.7)	32.0	5.9	31.0	(9.0)	59.2

Net income (loss)	$(0.7)	$32.0	$5.9	$31.0	$(9.0)	$59.2

Condensed Statements of Operations

For the Three Months Ended March 31, 2004

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi- nations	Consolidated Company
Net sales	$—	$1,072.9	$62.3	$46.8	$(47.6)	$1,134.4

Cost of products sold	—	971.5	52.6	26.8	(24.5)	1,026.4
Selling and administrative expenses	0.9	53.9	3.0	3.1	(8.4)	52.5
Depreciation	—	52.3	1.7	—	—	54.0

Total operating costs	0.9	1,077.7	57.3	29.9	(32.9)	1,132.9

Operating profit (loss)	(0.9)	(4.8)	5.0	16.9	(14.7)	1.5

Interest expense	—	28.6	—	3.6	(2.5)	29.7
Other income (expense)	—	(5.4)	2.0	2.4	2.6	1.6

Income (loss) before income taxes	(0.9)	(38.8)	7.0	15.7	(9.6)	(26.6)

Income tax benefit (provision)	—	10.7	—	(0.5)	—	10.2

Income (loss) from continuing operations	(0.9)	(28.1)	7.0	15.2	(9.6)	(16.4)

Income from discontinued operations	—	1.7	—	5.2	—	6.9
Gain on sale of discontinued operations	—	174.9	—	—	—	174.9

Net income (loss)	$(0.9)	$148.5	$7.0	$20.4	$(9.6)	$165.4

Condensed Balance Sheets

As of March 31, 2005

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi- nations	Consolidated Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$245.2	$—	$13.8	$—	$259.0
Accounts receivable	—	24.4	35.2	580.7	(0.9)	639.4
Inventories	—	759.7	26.5	43.7	(18.9)	811.0
Deferred tax asset	—	396.8	—	0.5	—	397.3
Other current assets	0.3	30.7	0.3	0.8	—	32.1

Total Current Assets	0.3	1,456.8	62.0	639.5	(19.8)	2,138.8

Property, Plant and Equipment		4,816.3	73.5	12.2	—	4,902.0
Less accumulated depreciation	—	(2,570.3)	(16.5)	(8.6)	—	(2,595.4)

Property, plant and equipment, net	—	2,246.0	57.0	3.6	—	2,306.6

Other Assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	—	55.6
Intercompany accounts	893.4	(986.4)	385.4	268.9	(561.3)	—
Other investments	—	46.0	—	56.7	—	102.7
Goodwill	—	—	32.8	4.3	—	37.1
Other intangible assets	—	58.9	1.0	—	—	59.9
Deferred tax asset	—	682.7	—	—	—	682.7
Other assets	—	33.2	—	5.2	—	38.4

TOTAL ASSETS	$893.7	$3,537.2	$593.8	$978.2	$(581.1)	$5,421.8

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$402.8	$10.0	$10.0	$(0.9)	$421.9
Accrued liabilities	0.2	187.4	3.8	6.3	—	197.7
Current portion of pension and OPEB	—	159.9	—	—	—	159.9

Total Current Liabilities	0.2	750.1	13.8	16.3	(0.9)	779.5

Non-current Liabilities:
Long-term debt	—	1,114.7	—	—	—	1,114.7
Pension and OPEB	—	3,129.5	0.8	—	—	3,130.3
Other liabilities	—	126.8	—	2.9	2.2	131.9

Total Non-current Liabilities	—	4,371.0	0.8	2.9	2.2	4,376.9

TOTAL LIABILITIES	0.2	5,121.1	14.6	19.2	1.3	5,156.4

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	893.5	(1,583.9)	579.2	959.0	(582.4)	265.4

TOTAL LIABILITIES AND EQUITY	$893.7	$3,537.2	$593.8	$978.2	$(581.1)	$5,421.8

Condensed Balance Sheets

As of December 31, 2004

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi- nations	Consolidated Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$359.9	$—	$17.2	$—	$377.1
Accounts receivable	—	27.4	27.8	578.3	(0.9)	632.6
Inventories	—	648.2	18.7	38.4	(23.1)	682.2
Deferred tax asset	—	391.1	—	0.5	—	391.6
Other current assets	0.2	22.6	0.1	0.4	—	23.3

Total Current Assets	0.2	1,449.2	46.6	634.8	(24.0)	2,106.8

Property, Plant and Equipment	—	4,784.6	72.8	12.2	—	4,869.6
Less accumulated depreciation	—	(2,522.0)	(14.7)	(8.4)	—	(2,545.1)

Property, plant and equipment, net	—	2,262.6	58.1	3.8	—	2,324.5

Other Assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	—	55.6
Intercompany accounts	889.5	(784.0)	(28.6)	475.6	(552.5)	—
Other investments	—	49.7	—	57.2	—	106.9
Goodwill	—	—	32.8	4.3	—	37.1
Other intangible assets	—	58.9	1.1	—	—	60.0
Deferred tax asset	—	720.2	—	—	—	720.2
Other assets	—	36.0	—	5.6	—	41.6

TOTAL ASSETS	$889.7	$3,792.6	$165.6	$1,181.3	$(576.5)	$5,452.7

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$371.3	$5.8	$11.1	$(0.9)	$387.3
Accrued liabilities	0.1	191.7	4.0	3.7	—	199.5
Current portion of pension and OPEB	—	159.9	—	—	—	159.9

Total Current Liabilities	0.1	722.9	9.8	14.8	(0.9)	746.7

Non-current Liabilities:
Long-term debt	—	1,109.7	—	—	—	1,109.7
Pension and OPEB	—	3,263.3	0.8	—	—	3,264.1
Other liabilities	—	129.8	—	2.9	2.1	134.8

Total Non-current Liabilities	—	4,502.8	0.8	2.9	2.1	4,508.6

TOTAL LIABILITIES	0.1	5,225.7	10.6	17.7	1.2	5,255.3

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	889.6	(1,433.1)	155.0	1,163.6	(577.7)	197.4

TOTAL LIABILITIES AND EQUITY	$889.7	$3,792.6	$165.6	$1,181.3	$(576.5)	$5,452.7

Condensed Statements of Cash Flows

For the Three Months Ended March 31, 2005

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi- nations	Consolidated Company
Net cash flow from operating activities of continuing operations	$(0.6)	$(105.1)	$(3.6)	$25.4	$(13.2)	$(97.1)

Cash flows from investing activities:
Capital investments	—	(32.1)	(0.6)	—	—	(32.7)
Proceeds from draw on IRB	—	8.8	—	—	—	8.8

Net cash flow from investing activities of continuing operations	—	(23.3)	(0.6)	—	—	(23.9)
Cash flows from financing activities:
Proceeds from stock options	3.1	—	—	—	—	3.1
Purchase of treasury stock	(0.5)	—	—	—	—	(0.5)
Intercompany activity	(2.0)	13.6	4.2	(29.0)	13.2	—
Other	—	0.1	—	0.2	—	0.3

Net cash flow from financing activities of continuing operations	0.6	13.7	4.2	(28.8)	13.2	2.9

Net decrease	—	(114.7)	—	(3.4)	—	(118.1)

Cash and equivalents, beginning of period	—	359.9	—	17.2	—	377.1

Cash and equivalents, end of period	$—	$245.2	$—	$13.8	$—	$259.0

Condensed Statements of Cash Flows

For the Three Months Ended March 31, 2004

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi- nations	Consolidated Company
Net cash flow from operating activities of continuing operations	$(0.4)	$(79.9)	$8.4	$(26.5)	$(20.7)	$(119.1)

Cash flows from investing activities:
Capital investments	—	(10.1)	(0.7)	—	—	(10.8)
Proceeds from sale of business	—	263.9	—	—	—	263.9
Proceeds from sale of investments	—	18.8	—	—	—	18.8
Other	—	0.1	—	(0.2)	—	(0.1)

Net cash flow from investing activities of continuing operations	—	272.7	(0.7)	(0.2)	—	271.8

Cash flows from financing activities:
Proceeds from issuing notes payable	—	—	—	80.0	—	80.0
Purchase of treasury stock	(0.2)	—	—	—	—	(0.2)
Dividends paid	—	—	(2.0)	(2.0)	4.0	—
Intercompany activity	0.6	53.5	(5.7)	(65.1)	16.7	—
Other	—	(0.8)	—	0.7	—	(0.1)

Net cash flow from financing activities of continuing operations	0.4	52.7	(7.7)	13.6	20.7	79.7

Cash flow from discontinued operations	—	1.4	—	11.4	—	12.8

Net increase (decrease)	—	246.9	—	(1.7)	—	245.2

Cash and equivalents, beginning of period	—	42.9	—	11.8	—	54.7

Cash and equivalents, end of period	$—	$289.8	$—	$10.1	$—	$299.9

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

Steel shipments for the three months ended March 31, 2005 and 2004 were 1,520,500 tons and 1,514,300 tons, respectively. For the three months ended March 31, 2005, value-added products comprised 88.0% of total shipments, down from 93.7% reported in the first three months of 2004, as a result of significantly stronger shipments of hot-rolled carbon steel products. The following presents net shipments by product line:

	For the Three Months Ended March 31,
(tons in thousands)	2005		2004
Stainless/electrical	255.6	16.8%	239.6	15.8%
Coated	770.3	50.7%	809.6	53.5%
Cold-rolled	267.4	17.6%	316.3	20.9%
Tubular	45.0	2.9%	52.6	3.5%

Subtotal value-added shipments	1,338.3	88.0%	1,418.1	93.7%

Hot-rolled	123.5	8.1%	47.3	3.1%
Secondary	58.7	3.9%	48.9	3.2%

Total shipments	1,520.5	100.0%	1,514.3	100.0%

For the quarter ended March 31, 2005, net sales were $1,422.5, a 25% increase from the $1,134.4 reported for the corresponding period in 2004. The increase in net sales was the result of both higher contract sales prices from new and renegotiated sales agreements with a substantial majority of the Company’s contract customers and higher spot market prices. The Company’s average steel selling price increased from $747 per ton in the first three months of 2004 to a record $934 per ton in the first three months of 2005.

Selling and administrative expense for the first quarter of 2005 of $52.3 was slightly lower than the $52.5 for the same period of 2004. Depreciation expense of $50.3 for the first quarter of 2005 was less than the first quarter of 2004 amount of $54.0, due primarily to older Company assets that have become fully depreciated and recent lower capital spending.

For the first quarter of 2005, the Company recorded an operating profit of $113.6, or $75 per ton, compared to a $1.5 operating profit, or $1 per ton for the first quarter of 2004. The year-over-year improvement resulted largely from increased net sales because of the higher contract customer pricing and higher spot market pricing. In addition, the Company lowered its operating and overhead costs, reflecting the benefits of cost containment efforts. However, in the three months ended March 31, 2005 and 2004, LIFO charges of $33.8 and $26.4, respectively, reflected continued increasing costs for key raw materials and energy, primarily iron ore, scrap, purchased slabs and coal. The Company also experienced higher employee benefit costs. The 2005 operating profit was also net of a charge of $17.7 for planned maintenance outages at the Company’s Middletown and Mansfield facilities.

For the first quarter of 2005, the Company’s interest expense was $22.4, a decline of $7.3 from the same period in 2004, reflecting the reduction of debt in 2004. Other income increased by $3.8 to $5.4 in the first quarter of 2005, reflecting a combination of foreign currency gains from the strong Euro and increased interest income from higher interest rates on increased levels of cash.

On March 18, 2005, new tax legislation was enacted in the Commonwealth of Kentucky. As a result, in the first quarter of 2005, under Financial Accounting Standard No. 109, the Company was required to recognize in its tax provision a non-cash tax charge of $3.1 for the reduction in value of the Company’s deferred tax assets resulting from lower state income tax rates.

In the first quarter of 2004, the effective tax rate applied to the loss from continuing operations approximated statutory rates. However, an effective rate of approximately 16% was applied to the operating income of discontinued operations and the gain on the sale of Douglas Dynamics. This lower rate resulted from the recognition of a benefit the Company estimated it would realize in 2004 from the use of net operating loss carryovers that had previously been reduced by a deferred tax asset valuation allowance.

On March 31, 2004, the Company sold Douglas Dynamics, L.L.C. for $264.0, before fees and expenses, and recognized a pre-tax gain of $208.3 ($174.9, after tax, or $1.61 per share) in the first quarter. On April 9, 2004, the Company sold Greens Port Industrial Park for $75.0, before fees and expenses. Both businesses were accounted for as discontinued operations and together generated after-tax income of $6.9 during the first quarter of 2004.

The Company’s net income in the three months ended March 31, 2005 was $59.2, or $0.54 per share, compared to $165.4, or $1.52 per share, in the first quarter of 2004. The 2004 net income included $181.8 for the gain and income on discontinued operations.

Outlook

The Company expects second quarter 2005 shipments to be approximately 1,600,000 tons, up slightly from first quarter 2005 levels. While shipments to automotive customers are expected to decrease somewhat, the decrease will be offset by increased sales to the spot market and improving demand for stainless and electrical steels. The percentage of value-added products to total shipments is expected to be slightly higher than the 88.0% experienced in the first quarter. The Company expects average selling prices to decline slightly as the result of reduced automotive shipments, higher shipments to the spot market and declining spot market prices.

The Company expects maintenance outage costs to decline by approximately $12.0 in the second quarter compared to the first quarter. The Company also expects to experience significantly higher raw material and energy costs, primarily iron ore, purchased carbon slabs and alloys. As a result, the Company currently expects to report operating profit for the second quarter 2005 to be between $55 and $60 per ton.

The Company purchases approximately 40% of the iron ore consumed by its blast furnaces from Quebec Cartier Mining Company (“QCM”). On April 8, 2005, the hourly employees in one of five union locals at QCM’s Mont-Wright mine did not ratify a proposed new labor agreement and went on strike, effectively shutting down the mine. Shortly thereafter, QCM notified the Company that as a result of the strike it was declaring force majeure under the iron ore sales agreement between QCM and the Company. In an effort to minimize the impact of the strike on its customers, QCM also has stated that it will continue to ship iron ore to its customers, including the Company, from its existing inventories using management personnel until those inventories are depleted. The Company currently estimates that it has an adequate supply of iron ore in inventory or to be shipped to it from existing suppliers to meet the Company’s needs through at least the second quarter of 2005. The Company continues to seek additional iron ore from other suppliers. The Company cannot predict the likely duration of the QCM strike. Nor can it yet determine the availability, or reliably estimate the cost of iron ore from other sources, particularly if the strike continues for an extended period. In addition to seeking additional iron ore from other suppliers, the Company has implemented some measures already, and is considering other measures, to mitigate the impact of an extended interruption in the supply of iron ore from QCM. These measures include increasing the purchase of carbon slabs, adjusting steel operating levels, increasing the volume of steel scrap consumed by the Company’s basic oxygen furnaces, and other changes in its melt operations. Notwithstanding these measures, if the QCM strike continues for an extended period of time and the Company is unable to procure adequate alternative sources of iron ore, the Company’s operating results could be materially affected.

Liquidity and Capital Resources

At March 31, 2005, the Company had $259.0 of cash and cash equivalents, $172.2 of availability under a $300.0 trade receivable revolving credit facility and $357.3 of availability under a $400.0 inventory credit facility. At March 31, 2005, there were no outstanding borrowings under either credit facility. Total availability under these facilities was also reduced by $155.5 of outstanding letters of credit and reduced pools of eligible collateral. Availability under each facility fluctuates monthly with changes in the levels of eligible receivables and inventories. The Company believes that its current liquidity will be adequate to meet its obligations for the foreseeable future. Future liquidity requirements for employee benefit plan contributions, scheduled debt maturities and capital investments are expected to be funded by internally generated cash and/or other financing sources. However, there is no assurance that the Company will be able to generate or obtain all of the necessary liquidity if there is a material deterioration in the steel industry or the overall economy. The Company’s forward looking statement on liquidity is based on currently available information and to the extent the information is inaccurate, there could be a material adverse impact to the Company’s liquidity.

Cash used by operations totaled $97.1 for the three months ended March 31, 2005. Net cash generated by the Company’s operations was more than offset by $105.9 of cash used to increase net working capital. Cash was also negatively impacted by the $150.0 voluntary cash contribution to the pension trust in January 2005. Accounts receivable rose slightly as a result of increased sales resulting from higher selling prices, while the value of inventories grew due to both higher levels of inventories and rising raw material and energy costs. Accounts payable increased due principally to the increased purchases necessary to support the Company’s higher level of business and continued improvement in vendor payment terms as a result of the Company’s improved financial condition.

During the three months ended March 31, 2005, cash used by investing activities totaled $23.9, including $32.7 for capital investments offset by $8.8 proceeds received from the draw on restricted funds for spending related to emission control equipment for the Middletown Works’ blast furnace and basic oxygen furnaces. Capital spending for the year 2005 is expected to total approximately $185.0.

During the three months ended March 31, 2005, cash flow from financing activities generated $2.9, due primarily to the exercise of stock options.

The Company has no material scheduled debt maturities due before 2009. In addition, as a result of the Pension Funding Equity Act (“Act”) of 2004, which was signed into law in early April 2004, the Company made a special election in the first quarter of 2005 that had the effect of reducing the amount of the Company’s required contributions to its pension plan trust in 2006 to approximately $126.0. The contributions which otherwise would have been due in 2005 and 2006 were not eliminated. Rather, they were simply deferred to a later date. This deferral provides the Company with more flexibility to use the cash which otherwise would have been contributed to the pension plan trust in 2005 and 2006 to enhance the sustainable profitability of the Company. To the extent, however, that the financial performance of the Company improves sufficiently to allow such contributions while still moving toward the Company’s goal of sustained profitability, the Company may voluntarily make contributions to the pension plan trust in 2006 over and above the required contributions. In fact, the Company did make such a voluntary contribution in the amount of $150 million during the first quarter of 2005.

Forward-Looking Statements

Certain statements in this Form 10-Q, particularly those in the paragraph entitled “Outlook,” reflect management’s estimates and beliefs and are intended to be, and are hereby identified as “forward-looking statements” for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. As discussed in its Form 10-K for the year ended December 31, 2004, the Company cautions readers that such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management. In addition to those noted in the statements themselves, these factors include, but are not limited to, the following:

•	risks of recessionary conditions in the general economy and in the cyclical steel industry;

•	reduced domestic automotive production;

•	changes in demand for the Company’s products;

•	unanticipated plant outages, equipment failures or labor difficulties;

•	work stoppages or production disruptions associated with labor difficulties in negotiating new labor agreements with our various labor unions which could result in material impacts to operations, operating income and cash flow;

•	new labor agreements with unions could either enhance or negatively impact our operating costs, operating income and cash flow depending on the success of our labor negotiations;

•	actions by the Company’s domestic and foreign competitors, their employees and labor unions;

•	interest rate volatility and declining prices in the securities markets, which affect pension plan assets and the calculation of pension and other postretirement benefit obligations and expenses;

•	continuing escalation in medical cost trend rates that affects active employee and retiree benefit expenses;

•	unanticipated increases in the prices for, or disruptions in the supply of, raw materials and energy, particularly natural gas, scrap, coal, coke, iron ore, alloys and purchased carbon slabs;

•	unexpected outcomes of major litigation, environmental issues and other contingencies;

•	changes in application or scope of environmental regulations applicable to the Company;

•	changes in United States trade policy and governmental actions with respect to imports, particularly the possible impact of restrictions or tariffs on the importation of carbon slabs;

•	timely completion of business or asset purchases and sales, including receipt of regulatory agency approvals; and

•	that future expected cost savings from a business combination or cost reduction initiatives may not be realized.

Unanticipated developments in the above items could negatively impact our operating costs, operating income and/or cash flow.

Except as required by law, the Company disclaims any obligation to update any forward-looking statements to reflect future developments of events.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

In the ordinary course of business, the Company’s market risk includes changes in a) interest rates, b) the prices of raw materials and energy sources, and c) foreign currency exchange rates. During the first quarter of 2005, the price of iron ore has increased significantly and the Company is experiencing continued cost increases for alloys, primarily titanium. These increased costs are being partially offset by lower scrap prices. It is uncertain the net amount of increases in raw material costs the Company will be able to pass on to the customer in the form of a surcharge or increased pricing.

Item 4. Controls and Procedures

With the participation of management, the Company’s chief executive officer and its chief financial officer evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2005. Based upon this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005.

There has been no change in the Company’s “internal control over financial reporting” (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The following are updates to the Company’s descriptions of pending legal proceedings and environmental matters reported in its Annual Report on Form 10-K for the calendar year 2004:

As previously reported, on January 13, 2004, AK Steel notified the union representing hourly employees at its Middletown Works that it was suspending the minimum base force guarantee of 3,114 contained in the parties’ collective bargaining agreement pursuant to authority granted in that agreement. Subsequently, the union filed grievances contesting the right of AK Steel to take such action. On July 1, 2004, the arbitrator upheld, subject to certain limitations, the right of AK Steel to suspend the minimum base force guarantee at least through May 10, 2005. The suspension of the minimum base force guarantee has enabled AK Steel to reduce the number of hourly employees at the Middletown Works to 2,723 as of March 31, 2005. The arbitrator further held that, if the union continues to contest this issue, a hearing will be held on the issue of whether the suspension should continue beyond that date. By letter dated March 2, 2005, the union notified the arbitrator that it continues to contest the right of AK Steel to suspend the minimum base force guarantee beyond May 10, 2005. If the arbitrator were to rule in favor of the union following the hearing to commence on May 10, 2005, it could result in AK Steel being required to hire sufficient employees to return to the minimum base force number of 3,114 at the Middletown Works. The issue of the base force guarantee will be subject to negotiation in connection with the new collective bargaining agreement to replace the existing agreement scheduled to expire on February 28, 2006.

As previously reported, on February 27, 1995, the Ohio Environmental Protection Agency (“OEPA”) issued a Notice of Violation with respect to the Zanesville Works alleging noncompliance with both a 1993 order and various state regulations regarding hazardous waste management. AK Steel has been working with OEPA to attempt to reach a settlement of this Notice of Violation in the form of a negotiated Consent Decree. The parties have been successful in reaching such a settlement and, on March 31, 2005, a Complaint and Consent Decree were lodged in the Muskingum County, Ohio Court of Common Pleas, Case No. CH2005-0150. Upon entry of the Consent Decree, AK Steel agreed to pay a civil penalty of $0.225, of which $0.075 will be paid in cash and the balance through the implementation of a supplemental environmental project. In addition, as previously reported, on October 9, 2002, AK Steel entered into an administrative consent order with the EPA Region 5 pursuant to Section 3013 of the RCRA relating to this matter. Pursuant to this consensual order, AK Steel agreed to investigate certain areas of the Zanesville Works. That investigation is continuing.

As previously reported, on October 8, 2004, the Department of Justice, on behalf of the United States Environmental Protection Agency (“EPA”), issued a notice with respect to the Company’s Mansfield Works, alleging certain noncompliance issues discovered during a multi-media inspection by EPA Region 5 in 1997. The notice alleged Clean Water Act violations of permitted pretreatment and effluent limits. The Company has been engaged in settlement discussions with EPA concerning this matter. The parties have been successful in reaching a settlement, and on April 19, 2005, a Complaint and Consent Decree were lodged in the United States District Court for the Northern District of Ohio, Eastern Division, Case Number 1:05CV1004. Upon entry of the Consent Decree, the Company has agreed to pay a civil penalty of $0.1875.

Item 2. Unregistered Sales of Securities and Use of Proceeds

There were no unregistered sales of equity securities in the quarter ended March 31, 2005.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
January 1 through 31, 2005	33,816	$14.14	0
February 1 through 28, 2005	2,818	$15.63	0
March 1 through 31, 2005	158	$14.84	0

Total	36,792	$14.25	0	$59.5

(1)	During the quarter, the Company repurchased shares of common stock owned by participants in its restricted stock awards program under the terms of its Stock Incentive Plan. In order to satisfy the requirement that an amount be withheld that is sufficient to pay federal, state and local taxes due upon the vesting of the restricted stock, employees are permitted to have the Company withhold shares having a fair market value equal to the tax which could be imposed on the transaction. The Company repurchases the withheld shares at the quoted average of high and low prices on the day the participant elects to have the shares withheld.
(2)	On April 25, 2000, the Company announced that its Board of Directors had authorized the Company to repurchase, from time to time, up to $100.0 of its outstanding equity securities. The Company has not repurchased its stock under this program since the third quarter of 2000 and cannot currently reacquire its stock under a covenant contained in the instruments governing its outstanding senior debt.

The declaration and payment of cash dividends are also subject to the restrictions imposed by the senior debt covenant referred to in the preceding paragraph. Under the senior debt covenant, the payment of future dividends is subject to a formula that reflects cumulative net earnings. As a result of cumulative losses recorded over the last three years, the Company is currently not permitted under that formula to pay a cash dividend on its common stock. The restriction in the Company’s inventory-based revolving credit facility limits dividends to $12.0 annually

Item 6. Exhibits and Reports on Form 8-K

A. Exhibits.

Exhibit 31.1.	Section 302 Certification of Chief Executive Officer

Exhibit 31.2.	Section 302 Certification of Chief Financial Officer

Exhibit 32.1.	Section 906 Certification of Chief Executive Officer

Exhibit 32.2.	Section 906 Certification of Chief Financial Officer

B. Reports on Form 8-K.

The following report on Form 8-K was filed in the quarter ended March 31, 2005 to disclose information pursuant to Item 1.01:

Item Reported	Date
2004 Special Bonus Awards to Selected Management Personnel	January 24, 2005

The following reports on Form 8-K were filed in the quarter ended March 31, 2005 to disclose information pursuant to Items 8.01 and 9.01:

Item Reported	Date
Voluntary $150 Million Pension Trust Contribution Made	January 4, 2005
Plans to Release Earnings and Conduct an Analyst Conference Call	March 25, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the following duly authorized person.

AK Steel Holding Corporation
(Registrant)

Date May 4, 2005	/S/ ALBERT E. FERRARA, JR.
Albert E. Ferrara, Jr.
Vice President, Finance and Chief Financial Officer

Date May 4, 2005	/S/ ROGER K. NEWPORT
Roger K. Newport
Controller and Chief Accounting Officer