Form 10-Q
period 2005-06-30
AK STEEL HOLDING CORP
filed 2005-08-03
CIK 918160

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

109,791,052 shares of common stock

(as of July 31, 2005)

AK STEEL HOLDING CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

AK STEEL HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in millions, except per share data)

(unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	$1,454.6	$1,311.8	$2,877.1	$2,446.2

Cost of products sold (exclusive of items shown below)	1,278.7	1,147.2	2,485.0	2,173.6
Selling and administrative expenses	52.1	54.4	104.4	106.9
Depreciation	49.6	53.8	99.9	107.8

Total operating costs	1,380.4	1,255.4	2,689.3	2,388.3

Operating profit	74.2	56.4	187.8	57.9

Interest expense	21.7	27.6	44.1	57.3
Other income (expense)	1.4	(1.4)	6.8	0.2

Income from continuing operations before income taxes	53.9	27.4	150.5	0.8

Income tax provision due to state tax law changes	(29.5)	—	(32.6)	—
Income tax benefit (provision)	(15.4)	(7.2)	(49.7)	3.0

Income from continuing operations	9.0	20.2	68.2	3.8

Discontinued operations:
Income from discontinued operations, net of tax	—	1.1	—	8.0
Gain on sale of discontinued operations, net of tax	—	71.4	—	246.3

Net income	$9.0	$92.7	$68.2	$258.1

Basic and diluted earnings per share:
Income from continuing operations	$0.08	$0.18	$0.62	$0.03
Income from discontinued operations	—	0.01	—	0.07
Gain on sale of discontinued operations	—	0.66	—	2.27

Net income per share	$0.08	$0.85	$0.62	$2.37

Common shares and common share equivalents outstanding (weighted average in millions):
Basic	109.8	108.7	109.7	108.7
Diluted	110.3	109.0	110.4	109.0

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	(unaudited) June 30, 2005	December 31, 2004
ASSETS

Current Assets:
Cash and cash equivalents	$264.6	$377.1
Accounts receivable, net	675.7	632.6
Inventories, net	844.2	682.2
Deferred tax asset	385.1	391.6
Other current assets	26.9	23.3

Total Current Assets	2,196.5	2,106.8

Property, Plant and Equipment	4,949.8	4,869.6
Less accumulated depreciation	(2,644.6)	(2,545.1)

Property, plant and equipment, net	2,305.2	2,324.5

Other Assets:
Investment in AFSG Holdings, Inc.	55.6	55.6
Other investments	94.0	106.9
Goodwill	37.1	37.1
Other intangible assets	59.8	60.0
Deferred tax asset	649.9	720.2
Other assets	37.6	41.6

TOTAL ASSETS	$5,435.7	$5,452.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$427.1	$387.3
Accrued liabilities	183.5	199.5
Current portion of pension and other postretirement benefit obligations	159.9	159.9

Total Current Liabilities	770.5	746.7

Non-current Liabilities:
Long-term debt	1,114.8	1,109.7
Pension and other postretirement benefit obligations	3,146.8	3,264.1
Other liabilities	131.7	134.8

Total Non-current Liabilities	4,393.3	4,508.6

TOTAL LIABILITIES	5,163.8	5,255.3

Stockholders’ Equity:
Common stock, authorized 200,000,000 shares of $.01 par value each; issued 2005, 118,386,286 shares, 2004, 117,706,219 shares; outstanding 2005, 109,791,210 shares, 2004, 109,151,128 shares	1.2	1.2
Additional paid-in capital	1,830.5	1,824.6
Treasury stock, common shares at cost, 2005, 8,595,076 shares; 2004, 8,555,091 shares	(123.5)	(122.9)
Accumulated deficit	(1,237.6)	(1,305.8)
Accumulated other comprehensive loss	(198.7)	(199.7)

TOTAL STOCKHOLDERS’ EQUITY	271.9	197.4

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,435.7	$5,452.7

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

(unaudited)	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$68.2	$258.1
Depreciation	99.9	107.8
Amortization	4.2	8.4
Deferred income taxes	76.6	(4.2)
Contributions to the pension trust	(150.0)	—
Pension and other postretirement benefit expense in excess of payments	32.8	14.0
Exclusion of income from and gain on sale of discontinued operations	—	(254.3)
Working capital	(185.1)	(217.5)
Other	(0.6)	(8.2)

Net cash flows from operating activities of continuing operations	(54.0)	(95.9)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	(80.9)	(28.5)
Proceeds from sale of businesses	—	337.5
Purchase of investments	—	(0.7)
Proceeds from sale of investments and PP&E	0.4	48.5
Proceeds from draw on restricted funds for emission control expenditures	20.3	6.3
Other	0.1	—

Net cash flows from investing activities	(60.1)	363.1

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payment on retirement of long-term debt	—	(62.5)
Premium and fees on retirement of long-term debt	—	(2.2)
Fees related to new credit facilities	—	(3.4)
Proceeds from exercise of stock options	3.1	—
Purchase of treasury stock	(0.6)	(0.2)
Other	(0.9)	0.5

Net cash flows from financing activities of continuing operations	1.6	(67.8)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Cash flows from discontinued operations for operating activities	—	11.9
Cash flows from discontinued operations for investing activities	—	0.8

Net cash flows from discontinued operations	—	12.7

Net increase (decrease) in cash and cash equivalents	(112.5)	212.1

Cash and cash equivalents, beginning of period	377.1	54.7

Cash and cash equivalents, end of period	$264.6	$266.8

Supplemental disclosure of cash flow information:

Net cash paid during the period for:
Interest, net of capitalized interest	$41.7	$54.0
Income taxes	8.6	4.0

Supplemental disclosure of non-cash investing and financing activities:
Issuance of restricted stock	$4.6	$1.1
Restricted investment of net proceeds for emission control expenditures	5.0	61.7

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share data)

1.	Basis of Presentation

In the opinion of the management of AK Steel Holding Corporation (“AK Holding”) and AK Steel Corporation (“AK Steel”, and together with AK Holding, the “Company”), the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2005, the results of its operations for the three and six-month periods ended June 30, 2005 and 2004, and cash flows for the six-month periods ended June 30, 2005 and 2004. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2004.

2.	Earnings Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Income for calculation of basic and diluted earnings per share:
Income from continuing operations	$9.0	$20.2	$68.2	$3.8
Income from discontinued operations	—	1.1	—	8.0
Gain on sale of discontinued operations	—	71.4	—	246.3

Net income	$9.0	$92.7	$68.2	$258.1

Weighted average common shares (in millions)	109.8	108.7	109.7	108.7

Basic earnings per share:
Income from continuing operations	$0.08	$0.18	$0.62	$0.03
Income from discontinued operations	—	0.01	—	0.07
Gain on sale of discontinued operations	—	0.66	—	2.27

Net income per share	$0.08	$0.85	$0.62	$2.37

Weighted average common shares (in millions)	109.8	108.7	109.7	108.7
Dilutive common stock options outstanding	0.5	0.3	0.7	0.3

Common shares outstanding as adjusted	110.3	109.0	110.4	109.0

Diluted earnings per share:
Income from continuing operations	$0.08	$0.18	$0.62	$0.03
Income from discontinued operations	—	0.01	—	0.07
Gain on sale of discontinued operations	—	0.66	—	2.27

Net income per share	$0.08	$0.85	$0.62	$2.37

Potentially issuable common shares (in millions) excluded from earnings per share calculation due to antidilutive effect	2.3	4.7	2.1	4.7

3.	Inventories

Inventories are valued at the lower of cost or market. The cost of the majority of inventories is measured on the last in, first out (LIFO) method. Other inventories are measured principally at average cost.

	June 30, 2005	December 31, 2004
Finished and semi-finished	$853.4	$732.0
Raw materials	323.3	241.8

Total cost	1,176.7	973.8
Adjustment to state inventories at LIFO value	(332.5)	(291.6)

Net inventories	$844.2	$682.2

4.	Pension and Other Postretirement Benefits

Net periodic benefit costs for pension and other postretirement benefits were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Pension Benefits
Service cost	$7.2	$7.9	$14.4	$15.9
Interest cost	52.9	55.6	105.6	111.8
Expected return on assets	(51.9)	(51.2)	(103.8)	(102.2)
Amortization of prior service cost	2.2	3.2	4.5	6.3
Amortization of loss	7.6	15.4	15.1	29.7
Settlement/curtailment	—	—	—	5.5

Net periodic benefit cost	$18.0	$30.9	$35.8	$67.0

Other Postretirement Benefits
Service cost	$4.5	$3.9	$9.1	$7.9
Interest cost	32.4	30.5	64.7	61.3
Amortization of prior service cost	(3.1)	(2.4)	(6.2)	(4.7)
Amortization of loss	3.7	0.9	7.5	3.7

Net periodic benefit cost	$37.5	$32.9	$75.1	$68.2

The decrease in pension net periodic benefit cost for the three and six months ended June 30, 2005 was due in part to the recognition of settlement losses related to the early retirement of participants in the Company’s non-qualified pension plan in the quarter ended March 31, 2004. In addition, interest cost in the first half of 2005 was favorable to the same period in 2004 due primarily to lower discount rates and lower liabilities for the Company’s non-qualified plans. Amortization of loss for the current period is also favorable due primarily to the reduction in the accumulated loss in the non-qualified pension plans.

On December 8, 2003, the United States government enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). Among other provisions, the Act provides a federal subsidy to sponsors of retiree healthcare benefit plans that include a qualified prescription drug benefit. The Company sponsors such a plan. Because its benefit plan’s measurement date preceded the effective date of the Act, the Company was not permitted to recognize the effects of the Act until February 8, 2004. The savings in per capita prescription claim costs due to the impact of the Act resulted in a reduction in the Company’s accumulated postretirement benefit obligation of approximately $176.0. In 2004, the Company recognized a reduction in net periodic benefit costs related to these savings of approximately $16.9, excluding the fourth quarter corridor charge. The Company expects to recognize a reduction in net periodic benefit costs related to these savings of approximately $23.0 in 2005.

Under its method of accounting for pension and other postretirement benefit plans, the Company recognizes into income, as a fourth quarter adjustment, any unrecognized actuarial gains and losses that exceed 10% of the larger of projected benefit obligations or plan assets. Prevailing interest rates on the fourth quarter measurement date are one of the factors used to determine the Company’s year-end liability, fourth quarter corridor charge and subsequent year’s expense for these benefit plans. At this time, because factors influencing the determination of plan liabilities and expenses are likely to change, the Company cannot reasonably estimate the amount of a fourth quarter charge, if one is necessary.

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

Common stock compensation expense related to restricted stock awards granted under the Company’s Stock Incentive Plan (“SIP”) was $0.8 and $3.1 for the three-month periods ended June 30, 2005 and 2004, respectively, and $1.5 and $5.1 for the six-month periods ended June 30, 2005 and 2004, respectively. The Company uses the intrinsic value method to account for nonqualified stock options granted under the SIP. Had compensation expense for the Company’s stock option plans been determined based on the fair value method, the Company’s net income and basic and diluted income per share would have been adjusted as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income as reported	$9.0	$92.7	$68.2	$258.1
Additional compensation cost based on fair value recognition, net of tax	0.2	0.4	0.5	0.7

Net income as adjusted	$8.8	$92.3	$67.7	$257.4

Common shares outstanding for basic earnings per share (weighted average in millions)	109.8	108.7	109.7	108.7

Common shares outstanding for diluted earnings per share as reported	110.3	109.0	110.4	109.0
Options excluded for diluted earnings per share for share based compensation	(0.5)	(0.3)	(0.7)	(0.3)
Pro forma options dilutive for earnings per share for share based compensation	0.3	0.1	0.6	0.1

Common shares outstanding for diluted earnings per share for share based payments	110.1	108.8	110.3	108.8

Basic income per share as reported	$0.08	$0.85	$0.62	$2.37
Additional compensation cost per share based on fair value recognition, net of tax	—	—	—	—

Adjusted basic income per share	$0.08	$0.85	$0.62	$2.37

Diluted income per share as reported	$0.08	$0.85	$0.62	$2.37
Additional compensation cost per share based on fair value recognition, net of tax	—	—	0.01	0.01

Adjusted diluted income per share	$0.08	$0.85	$0.61	$2.36

On July 21, 2005, the Board of Directors of AK Steel Holding Corporation (the “Company”), upon recommendation of its Compensation Committee, approved the acceleration of the vesting of “underwater” unvested options held by employees of the Company, including executive officers. A stock option was deemed to be “underwater” if the option exercise price was greater than $8.91, the closing price of the Company’s stock on July 21, 2005.

The decision to accelerate the vesting of these stock options was made primarily to reduce compensation expense that otherwise likely would be recorded in future periods following the Company’s anticipated adoption in the first quarter of 2006 of Statement of Financial Accounting Standards No. 123(R), issued by the Financial Accounting Standard Board and entitled “Share-Based Payment” (“FAS 123(R)”). In addition, the Company believes that underwater stock options may not be providing the affected current employees a sufficient retention incentive when compared to the potential future compensation expense that would have been attributable to such stock options under FAS 123(R)

FAS 123(R) sets forth accounting requirements for ”share-based” compensation to employees and requires companies to recognize in their income statements the grant-date fair value of stock options and other equity-based compensation. Upon adoption by the Company, FAS 123(R) will apply to options granted on or after January 1, 2006, as well as to outstanding options that have not vested prior to January 1, 2006. It will require that compensation expenses associated with stock options be recognized in the income statement of the Company rather than as a footnote disclosure.

As a result of the Board’s action, unvested stock options to purchase 180,000 shares of the Company’s common stock became exercisable effective July 22, 2005, rather than the later dates when they would have vested in the normal course. The Company typically issues options to its executive officers and other key managers that vest over a three-year period. The Company expects that this action will reduce the Company’s share-based compensation expense (on an after tax basis) by approximately $247,000 in 2006, $240,000 in 2007 and $14,000 in 2008, based upon estimated valuation calculations using the Black-Scholes methodology.

Also, on July 21, 2005, the Board of Directors of AK Steel Holding Corporation, upon the joint recommendation of its Nominating and Governance Committee and its Compensation Committee, adopted stock ownership guidelines for directors and executive officers of the Company. Directors are expected to own shares of Company stock equal in market value to five times the cash portion of the Board’s annual retainer. Current directors are expected to attain the minimum level of target ownership within a period of five years from the adoption of this policy. A new director will be expected to attain the minimum level of target ownership within a period of five years from the date he or she is first elected to the Board. The Company’s President and Chief Executive Officer, is expected to own shares of Company stock equal in market value to three times his annual base salary. Other executive officers have varying ownership targets of up to one-and-one-half times their annual base salary. All current executive officers are expected to attain their minimum level of target ownership within a period of three years from the adoption of this policy. New executive officers will be expected to attain a specified minimum level of target ownership approved by the Board within a period of three years from the date he or she is first elected an executive officer of the Company.

6.	Long-Term Debt and Other Financing

During the second quarter of 2004, the Company completed the early redemption of the remaining $62.5 principal amount of its Senior Secured Notes due December 2004. In the three and six months ended June 30, 2004, the Company recognized a $2.9 charge, which was included in other expense, related to the early redemption.

During the second quarter of 2004, the Company completed a $62.0 industrial revenue bond offering issued through the Ohio Air Quality Development Authority. Proceeds from the offering are being used to finance construction of emission control equipment for the Middletown Works’ blast furnace and basic oxygen furnaces. The equipment is necessary to comply with standards under the Clean Air Act, which will become effective in May 2006. The net proceeds of $61.7 from the bond offering were placed in a restricted trust and are drawn as the Company makes qualifying expenditures. Also, in January 2005, the Company was granted a $5.0 loan with a current interest rate of 0.75% from the Ohio Department of Development, which is also being used to finance a portion of the blast furnace and basic oxygen furnace construction. These proceeds were also placed in a restricted fund and are drawn as the Company makes qualifying expenditures. To date, through June 30, 2005, $41.6 has been drawn from the funds and the remaining proceeds of $25.1 are included in other investments. At December 31, 2004, $40.4 was in a restricted fund and included in other investments.

During the third quarter of 2004, the Commonwealth of Kentucky provided the Company with the ability to receive tax incentives of up to $40.0 over a 10-year period for the installation of a vacuum degasser and caster modifications at its Ashland Works facility under the Kentucky Industrial Revitalization Act Tax Credit Program (“KIRA”). Under KIRA, a portion of employee payroll tax withholdings for Kentucky and local taxes are kept by the Company rather than submitted to the taxing authorities. Year-to-date through June 30,

2005, the Company has accumulated $1.4 in withholdings, which is included as a reduction of property, plant and equipment in the condensed consolidated financial statements.

7.	Income Taxes

In April 2005 the State of New York and the State of Georgia enacted new tax legislation. Also, in June 2005 the State of Ohio enacted new tax legislation. As a result, in the quarter ended June 30, 2005, in accordance with Financial Accounting Standard (“FAS”) No. 109, the Company was required to recognize as part of its income tax provision a non-cash tax charge of $29.5 for the net reduction in value of the Company’s deferred tax assets resulting from lower future state income tax rates. During the first quarter of 2005, the Company recognized a non-cash tax charge of $3.1 for new tax legislation enacted in the Commonwealth of Kentucky. Taxes on continuing operations, excluding the charges related to the new tax legislation, recorded through June 30, 2005 were estimated based on year-to-date income and projected results for the second half of 2005.

During the quarter ended June 30, 2004, the Company’s forecasted 2004 taxable income increased over the amounts previously estimated, due primarily to improved financial performance in continuing operations. As a result, the Company was able to use net operating loss carryforwards that were previously expected to expire unused which had been reduced by deferred tax valuation allowances recorded in prior years. The utilization of these available net operating loss carryforwards completely offset the provision for federal income taxes that would otherwise have been payable on the gain from the sale of Douglas Dynamics, L.L.C. and Greens Port Industrial Park during the first and second quarters, respectively, and the income from those two discontinued operations during the first half of 2004 prior to their sale. As a result, an effective tax rate of approximately 3% was applied, which was solely attributable to current and deferred state income taxes.

In addition, in the first half of 2004, the Company recorded an income tax benefit of $3.0 on income from continuing operations. Of this total benefit, approximately $3.2 was attributable to the utilization of the additional net operating loss carryforwards, partially offset by $0.2 of income tax expense. Taxes on continuing and discontinued operations recorded through June 30, 2004 were estimated based on year-to-date income and projected results for the second half of 2004.

8.	Discontinued Operations

During the first quarter of 2004, the Company sold Douglas Dynamics, L.L.C. for $264.0, before fees and expenses, and recognized a pre-tax gain of $208.3 ($202.1, after tax, or $1.86 per share) in the first six months of 2004. During the second quarter of 2004, the after tax gain increased by $27.2 as a result of the lower tax rate (see Note 7). During the second quarter of 2004, the Company sold Greens Port Industrial Park for $75.0, before fees and expenses, and recognized a pre-tax gain of approximately $45.5 ($44.2, after tax, or $0.41 per share). Both businesses were accounted for as discontinued operations. Results of these discontinued operations for the three and six months ended June 30, 2004 included the following:

	Three Months Ended June 30, 2004		Six Months Ended June 30, 2004
	Douglas Dynamics	Greens Port	Douglas Dynamics	Greens Port
Net sales	$—	$—	$22.7	$3.1
Income (loss) before income taxes	—	(0.1)	6.2	2.0
Net income	0.8	0.3	6.0	2.0

9.	Comprehensive Income

Comprehensive income, net of tax, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$9.0	$92.7	$68.2	$258.1
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1.2)	(0.2)	(1.0)	0.5
Derivative instrument hedges, mark to market:
Gains (losses) arising in period	(1.7)	(3.1)	0.8	(1.2)
Reclass losses (gains) to net income	(0.3)	(1.5)	1.2	(1.5)
Unrealized gains/losses on securities:
Unrealized holding losses arising in period	—	(0.1)	—	(0.1)
Reclass gains to net income	—	(0.3)	—	(0.3)
Minimum pension liability adjustment	—	16.2	—	16.3

Comprehensive income	$5.8	$103.7	$69.2	$271.8

A 40% deferred tax rate is applied to derivative instrument hedges and unrealized gains and losses.

Accumulated other comprehensive loss is as follows:

	June 30, 2005	December 31, 2004
Foreign currency translation	$2.1	$3.1
Derivative instrument hedges	3.8	1.8
Minimum pension liability	(204.6)	(204.6)

Accumulated other comprehensive loss	$(198.7)	$(199.7)

10.	Legal Proceedings

The following are updates to the Company’s descriptions of pending legal proceedings and environmental matters reported in its Annual Report on Form 10-K for the calendar year 2004 and its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005:

As previously reported, an anti-dumping proceeding was initiated in May 2004 by the European Commission against imports of grain oriented electrical steel sheets originating in the United States of America. The proceeding recently was concluded with respect to the Company. On June 9, 2005, the European Commission accepted an undertaking agreement proposed by the Company by which the Company agreed to maintain product pricing acceptable to the European Commission. Compliance with the agreement is not expected to negatively impact the sale of those products by the Company in the European Union.

As previously reported, on January 13, 2004, AK Steel notified the union representing hourly employees at its Middletown Works that it was suspending the minimum base force guarantee of 3,114 contained in the parties’ collective bargaining agreement pursuant to authority granted in that agreement. Subsequently, the union filed a grievance contesting the right of AK Steel to take such action. On July 1, 2004, the arbitrator upheld, subject to certain limitations, the right of AK Steel to suspend the minimum base force guarantee at least through May 10, 2005. The arbitrator further held that the union subsequently could seek a new hearing to determine whether the base force should continue to be suspended after that date. The union did seek such a hearing and on July 1, 2005 the arbitrator issued a ruling which formally ended the base force suspension and required AK Steel to recall certain laid-off employees, but did not require the Company to hire new employees to return to the base force number of 3,114. More specifically, the arbitrator’s ruling required the Company to offer to recall 108 laid-off employees to raise the total Middletown Works hourly workforce to a level of 2,761, subject to attrition, by September 30, 2005. In lieu of hiring new employees to return the hourly workforce to the 3,114 base force level, the arbitrator has allowed AK Steel to make payments into a fund, the amount and details of which are to be formulated by the Company and the union, or if they are unable to agree, by the arbitrator. The arbitrator’s decision, including with respect to payment into a fund in lieu of hiring, will be effective until the expiration of the current collective bargaining agreement, which is scheduled to expire on February 28, 2006. The issue of the base force guarantee will be subject to negotiation in connection with the new collective bargaining agreement to replace the existing agreement.

As previously reported on January 2, 2002, John D. West, a former employee filed a class action in the United States District Court for the Southern District of Ohio against the AK Steel Corporation Retirement Accumulation Pension Plan, or AK RAPP, and the AK Steel Corporation Benefit Plans Administrative Committee, or AK BPAC. Mr. West claims that the method used under the AK RAPP to determine lump sum distributions does not comply with the Employment Retirement Income Security Act of 1974 (“ERISA”) and resulted in underpayment of benefits to him and the other class members. The case was certified as a class action on March 9, 2004 and notices of the class action determination have been mailed to the approximately 1,330 members of the class. On April 8, 2004, the trial court granted a motion for partial summary judgment filed by the plaintiff and held that the manner in which the plaintiff’s lump sum disbursements were calculated under the AK RAPP violated ERISA and the Internal Revenue Code. On October 15, 2004, the plaintiff filed a motion for partial summary judgment on the issues of damages and prejudgment interest. On December 1, 2004, defendants filed a cross-motion for partial summary judgment on the issues of damages and prejudgment interest. Defendants further filed a motion for summary judgment, or in the alternative to amend the class certification, as to ninety-two specific class members on the ground that they had executed general releases which barred their claims. On July 25, 2005, the Court denied the defendants’ motion for summary judgment against such class members, but granted defendants’ motion insofar as it sought to exclude these individuals from the class. The Court further ordered the parties to send notices to the ninety-two individuals informing them that they are excluded from the class, but providing them with additional information to enable them to meaningfully evaluate whether to pursue their claims independently. No trial date has been set on the remaining damage issues in the case, and the Court may elect to decide these issues on motion without a trial. As the case currently is postured, an adverse judgment at the trial court level against the AK RAPP and AK BPAC is probable. At this time, the Company cannot reasonably predict what the monetary amount of that judgment may be. The plaintiff, however, has claimed in briefs filed with the court that the total damages to class members are between $41.5 and $57.3. The defendants continue to contest liability, but have asserted in their briefs that, assuming a finding of liability, the total damages to class members would be between $30.4 and $40.2. In the event of an adverse judgment by the trial court, the defendants intend to appeal and to continue to contest this matter vigorously.

11.	New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised FAS No. 123(R) entitled “Share Based Payment.” FAS 123(R) sets accounting requirements for “share-based” compensation to employees and requires companies to recognize in the income statement the grant-date fair value of the stock options and other equity-based compensation. FAS 123(R) is effective in annual periods beginning after June 15, 2005. The Company will be required to adopt FAS No. 123(R) in the first quarter of 2006, and currently discloses the effect on net income and earnings per share of the fair value recognition provisions of FAS 123, “Accounting for Stock-Based Compensation,” in the notes to the consolidated financial statements. The Company is currently evaluating the impact of the adoption of FAS 123(R) on its financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation of awards.

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

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” This Interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The provisions of this Interpretation shall be effective no later than the end of fiscal years ending after December 31, 2005, for calendar-year companies. The Company is currently evaluating the impact of the adoption of FIN 47 on its financial position and results of operation.

In May 2005, the FASB issued FAS No. 154 entitled “Accounting Changes and Error Corrections.” This Statement is a replacement of APB Opinion No. 20, “Accounting Changes,” and FAS Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” FAS No. 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted principle. The Statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. This statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of FAS No. 154 will not have a material impact on the Company’s financial position or results of operation.

12.	Supplemental Guarantor Information

AK Holding, along with AK Tube LLC and AKS Investments, Inc. (the “Guarantor Subsidiaries”), fully and unconditionally, jointly and severally guarantee the payment of interest, principal and premium, if any, on AK Steel’s 7 7/8% Senior Notes Due 2009 and 7 3/4% Senior Notes Due 2012. AK Tube is owned 100% by AKS Investments Inc. and AKS Investments Inc. is 100% owned by AK Steel Holding Corporation. AK Steel Holding Corporation also owns 100% of AK Steel Corporation. Prior to its sale on March 31, 2004, Douglas Dynamics, L.L.C. was also a Guarantor Subsidiary (see Note 8). Since Douglas Dynamics is no longer a guarantor, its results for fiscal 2004 (through the date of its sale) have been reclassified from Guarantor Subsidiaries to Other Subsidiaries. The Company has determined that full financial statements and other disclosures concerning AK Holding and the Guarantor Subsidiaries would not be material to investors and, accordingly, those financial statements are not presented. The following supplemental condensed consolidating financial statements present information about AK Holding, AK Steel, the Guarantor Subsidiaries and AK Steel’s Other Subsidiaries. The Other Subsidiaries are not guarantors of the above notes.

Condensed Statements of Operations

For the Three Months Ended June 30, 2005

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi- nations	Consolidated Company
Net sales	$—	$1,349.4	$63.2	$92.8	$(50.8)	$1,454.6

Cost of products sold	0.1	1,182.6	54.8	61.1	(19.9)	1,278.7
Selling and administrative expenses	0.6	56.1	2.5	3.9	(11.0)	52.1
Depreciation	—	47.7	1.7	0.2	—	49.6

Total operating costs	0.7	1,286.4	59.0	65.2	(30.9)	1,380.4

Operating profit (loss)	(0.7)	63.0	4.2	27.6	(19.9)	74.2

Interest expense	—	20.9	—	2.9	(2.1)	21.7
Other income (expense)	—	(12.4)	—	4.8	9.0	1.4

Income (loss) before income taxes	(0.7)	29.7	4.2	29.5	(8.8)	53.9

Income tax provision	—	(43.4)	—	(1.4)	(0.1)	(44.9)

Net income (loss)	$(0.7)	$(13.7)	$4.2	$28.1	$(8.9)	$9.0

Condensed Statements of Operations

For the Three Months Ended June 30, 2004

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi- nations	Consolidated Company
Net sales	$—	$1,221.4	$66.3	$57.6	$(33.5)	$1,311.8

Cost of products sold	0.1	1,069.5	57.1	34.3	(13.8)	1,147.2
Selling and administrative expenses	0.7	57.0	2.9	3.6	(9.8)	54.4
Depreciation	—	52.0	1.7	0.1	—	53.8

Total operating costs	0.8	1,178.5	61.7	38.0	(23.6)	1,255.4

Operating profit (loss)	(0.8)	42.9	4.6	19.6	(9.9)	56.4

Interest expense	—	27.2	—	3.0	(2.6)	27.6
Other income (expense)	—	(8.4)	0.9	4.6	1.5	(1.4)

Income (loss) before income taxes	(0.8)	7.3	5.5	21.2	(5.8)	27.4

Income tax provision	—	(6.8)	—	(0.4)	—	(7.2)

Income (loss) from continuing operations	(0.8)	0.5	5.5	20.8	(5.8)	20.2

Income from discontinued operations	—	0.3	—	0.8	—	1.1
Gain on sale of discontinued operations	—	71.4	—	—	—	71.4

Net income (loss)	$(0.8)	$72.2	$5.5	$21.6	$(5.8)	$92.7

Condensed Statement of Operations

For the Six Months Ended June 30, 2005

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi- nations	Consolidated Company
Net sales	$—	$2,698.4	$127.0	$160.9	$(109.2)	$2,877.1

Cost of products sold	0.1	2,321.6	108.2	97.5	(42.4)	2,485.0
Selling and administrative expenses	1.3	111.9	5.3	7.7	(21.8)	104.4
Depreciation	—	96.1	3.4	0.4	—	99.9

Total operating costs	1.4	2,529.6	116.9	105.6	(64.2)	2,689.3

Operating profit (loss)	(1.4)	168.8	10.1	55.3	(45.0)	187.8

Interest expense	—	42.8	—	4.8	(3.5)	44.1
Other income (expense)	—	(28.6)	—	11.8	23.6	6.8

Income (loss) before income taxes	(1.4)	97.4	10.1	62.3	(17.9)	150.5

Income tax provision	—	(79.1)	—	(3.2)	—	(82.3)

Net income (loss)	$(1.4)	$18.3	$10.1	$59.1	$(17.9)	$68.2

Condensed Statement of Operations

For the Six Months Ended June 30, 2004

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi- nations	Consolidated Company
Net sales	$—	$2,294.3	$128.6	$104.4	$(81.1)	$2,446.2

Cost of products sold	0.1	2,041.0	109.7	61.1	(38.3)	2,173.6
Selling and administrative expenses	1.6	110.9	5.9	6.7	(18.2)	106.9
Depreciation	—	104.3	3.4	0.1	—	107.8

Total operating costs	1.7	2,256.2	119.0	67.9	(56.5)	2,388.3

Operating profit (loss)	(1.7)	38.1	9.6	36.5	(24.6)	57.9

Interest expense	—	55.8	—	6.6	(5.1)	57.3
Other income (expense)	—	(13.8)	2.9	7.0	4.1	0.2

Income (loss) before income taxes	(1.7)	(31.5)	12.5	36.9	(15.4)	0.8

Income tax benefit (provision)	—	3.9	—	(0.9)	—	3.0

Income (loss) from continuing operations	(1.7)	(27.6)	12.5	36.0	(15.4)	3.8

Income from discontinued operations	—	2.0	—	6.0	—	8.0
Gain on sale of discontinued operations	—	246.3	—	—	—	246.3

Net income (loss)	$(1.7)	$220.7	$12.5	$42.0	$(15.4)	$258.1

Condensed Balance Sheets

As of June 30, 2005

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi- nations	Consolidated Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$255.0	$—	$9.6	$—	$264.6
Accounts receivable	—	20.8	33.5	622.7	(1.3)	675.7
Inventories, net	—	809.6	19.8	31.7	(16.9)	844.2
Deferred tax asset	—	384.6	—	0.5	—	385.1
Other current assets	0.2	25.8	0.4	0.5	—	26.9

Total Current Assets	0.2	1,495.8	53.7	665.0	(18.2)	2,196.5

Property, Plant and Equipment	—	4,863.7	73.9	12.2	—	4,949.8
Less accumulated depreciation	—	(2,617.9)	(18.0)	(8.7)	—	(2,644.6)

Property, plant and equipment, net	—	2,245.8	55.9	3.5	—	2,305.2

Other Assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	—	55.6
Intercompany accounts	893.3	(567.1)	(23.5)	266.0	(568.7)	—
Other investments	—	35.0	—	59.0	—	94.0
Goodwill	—	—	32.8	4.3	—	37.1
Other intangible assets	—	58.9	0.9	—	—	59.8
Deferred tax asset	—	649.9	—	—	—	649.9
Other assets	—	32.9	—	4.7	—	37.6

TOTAL ASSETS	$893.5	$3,951.2	$175.4	$1,002.5	$(586.9)	$5,435.7

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$415.1	$5.3	$8.0	$(1.3)	$427.1
Accrued liabilities	—	173.8	3.9	5.8	—	183.5
Current portion of pension and OPEB	—	159.9	—	—	—	159.9

Total Current Liabilities	—	748.8	9.2	13.8	(1.3)	770.5

Non-current Liabilities:
Long-term debt	—	1,114.8	—	—	—	1,114.8
Pension and OPEB	—	3,145.9	0.9	—	—	3,146.8
Other liabilities	—	126.5	—	2.8	2.4	131.7

Total Non-current Liabilities	—	4,387.2	0.9	2.8	2.4	4,393.3

TOTAL LIABILITIES	—	5,136.0	10.1	16.6	1.1	5,163.8

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	893.5	(1,184.8)	165.3	985.9	(588.0)	271.9

TOTAL LIABILITIES AND EQUITY	$893.5	$3,951.2	$175.4	$1,002.5	$(586.9)	$5,435.7

Condensed Balance Sheets

As of December 31, 2004

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi- nations	Consolidated Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$359.9	$—	$17.2	$—	$377.1
Accounts receivable	—	27.4	27.8	578.3	(0.9)	632.6
Inventories, net	—	648.2	18.7	38.4	(23.1)	682.2
Deferred tax asset	—	391.1	—	0.5	—	391.6
Other current assets	0.2	22.6	0.1	0.4	—	23.3

Total Current Assets	0.2	1,449.2	46.6	634.8	(24.0)	2,106.8

Property, Plant and Equipment	—	4,784.6	72.8	12.2	—	4,869.6
Less accumulated depreciation	—	(2,522.0)	(14.7)	(8.4)	—	(2,545.1)

Property, plant and equipment, net	—	2,262.6	58.1	3.8	—	2,324.5

Other Assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	—	55.6
Intercompany accounts	889.5	(784.0)	(28.6)	475.6	(552.5)	—
Other investments	—	49.7	—	57.2	—	106.9
Goodwill	—	—	32.8	4.3	—	37.1
Other intangible assets	—	58.9	1.1	—	—	60.0
Deferred tax asset	—	720.2	—	—	—	720.2
Other assets	—	36.0	—	5.6	—	41.6

TOTAL ASSETS	$889.7	$3,792.6	$165.6	$1,181.3	$(576.5)	$5,452.7

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$371.3	$5.8	$11.1	$(0.9)	$387.3
Accrued liabilities	0.1	191.7	4.0	3.7	—	199.5
Current portion of pension and OPEB	—	159.9	—	—	—	159.9

Total Current Liabilities	0.1	722.9	9.8	14.8	(0.9)	746.7

Non-current Liabilities:
Long-term debt	—	1,109.7	—	—	—	1,109.7
Pension and OPEB	—	3,263.3	0.8	—	—	3,264.1
Other liabilities	—	129.8	—	2.9	2.1	134.8

Total Non-current Liabilities	—	4,502.8	0.8	2.9	2.1	4,508.6

TOTAL LIABILITIES	0.1	5,225.7	10.6	17.7	1.2	5,255.3

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	889.6	(1,433.1)	155.0	1,163.6	(577.7)	197.4

TOTAL LIABILITIES AND EQUITY	$889.7	$3,792.6	$165.6	$1,181.3	$(576.5)	$5,452.7

Condensed Statements of Cash Flows

For the Six Months Ended June 30, 2005

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi- nations	Consolidated Company
Net cash flows from operating activities of continuing operations	$(1.4)	$(56.0)	$6.2	$21.0	$(23.8)	$(54.0)

Cash flows from investing activities:
Capital investments	—	(79.7)	(1.1)	(0.1)	—	(80.9)
Proceeds from draw on restricted funds for emission control expenditures	—	20.3	—	—	—	20.3
Proceeds from sale of investments and PP&E	—	0.4	—	—	—	0.4
Other	—	—	—	0.1	—	0.1

Net cash flows from investing activities	—	(59.0)	(1.1)	—	—	(60.1)

Cash flows from financing activities:
Proceeds from exercise of stock options	3.1	—	—	—	—	3.1
Purchase of treasury stock	(0.6)	—	—	—	—	(0.6)
Intercompany activity	(1.1)	10.0	(5.1)	(27.6)	23.8	—
Other	—	0.1	—	(1.0)	—	(0.9)

Net cash flows from financing activities of continuing operations	1.4	10.1	(5.1)	(28.6)	23.8	1.6

Net decrease in cash and cash equivalents	—	(104.9)	—	(7.6)	—	(112.5)

Cash and cash equivalents, beginning of period	—	359.9	—	17.2	—	377.1

Cash and cash equivalents, end of period	$—	$255.0	$—	$9.6	$—	$264.6

Condensed Statements of Cash Flows

For the Six Months Ended June 30, 2004

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi- nations	Consolidated Company
Net cash flows from operating activities of continuing operations	$(1.3)	$36.2	$16.9	$(125.1)	$(22.6)	$(95.9)

Cash flows from investing activities:
Capital investments	—	(26.8)	(1.6)	(0.1)	—	(28.5)
Purchase of long-term investments	—	(0.7)	—	—	—	(0.7)
Proceeds from draw on restricted funds for emission control expenditures	—	6.3	—	—	—	6.3
Proceeds from sale of businesses	—	337.5	—	—	—	337.5
Proceeds from sale of investments and PP&E	—	48.5	—	—	—	48.5
Other	—	(0.1)	—	0.1	—	—

Net cash flows from investing activities	—	364.7	(1.6)	—	—	363.1

Cash flows from financing activities:
Principal payment on retirement of debt	—	(62.5)	—	—	—	(62.5)
Premium and fees on retirement of debt	—	(2.2)	—	—	—	(2.2)
Fees related to new credit facilities	—	(3.4)	—	—	—	(3.4)
Purchase of treasury stock	(0.2)	—	—	—	—	(0.2)
Payment of common stock dividend	—	—	(2.9)	(2.9)	5.8	—
Intercompany activity	1.5	(126.2)	(12.4)	120.3	16.8	—
Other	—	(0.1)	—	0.6	—	0.5

Net cash flows from financing activities of continuing operations	1.3	(194.4)	(15.3)	118.0	22.6	(67.8)

Cash flows from discontinued operations	—	1.3	—	11.4	—	12.7

Net increase in cash and cash equivalents	—	207.8	—	4.3	—	212.1

Cash and cash equivalents, beginning of period	—	42.9	—	11.8	—	54.7

Cash and cash equivalents, end of period	$—	$250.7	$—	$16.1	$—	$266.8

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

Steel shipments for the three months ended June 30, 2005 and 2004 were 1,610,500 tons and 1,565,100 tons, respectively. Shipments for the six months ended June 30, 2005 and 2004 were 3,131,000 tons and 3,079,400 tons, respectively. The current year increase in tons shipped was primarily a result of increased sales to spot market service center customers and appliance, construction and manufacturing markets, partially offset by slightly reduced demand from customers in the automotive market. For both the three and six-month periods ended June 30, 2005, value-added products comprised 88% of total shipments, down from 94% reported in the three and six months ended June 30, 2004 on reduced shipments of coated and cold-rolled carbon steel products and higher hot-rolled sales. The following presents net shipments by product line:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(tons in thousands)	2005		2004		2005		2004
Stainless/electrical	259.4	16.1%	258.3	16.5%	515.0	16.4%	497.9	16.2%
Coated	814.4	50.6%	838.7	53.6%	1,584.7	50.7%	1,648.3	53.5%
Cold-rolled	297.3	18.4%	323.8	20.7%	564.7	18.0%	640.1	20.8%
Tubular	45.6	2.8%	50.8	3.2%	90.6	2.9%	103.4	3.4%

Subtotal value-added shipments	1,416.7	87.9%	1,471.6	94.0%	2,755.0	88.0%	2,889.7	93.9%

Hot-rolled	123.4	7.7%	41.4	2.7%	246.9	7.9%	88.7	2.9%
Secondary	70.4	4.4%	52.1	3.3%	129.1	4.1%	101.0	3.2%

Total shipments	1,610.5	100.0%	1,565.1	100.0%	3,131.0	100.0%	3,079.4	100.0%

For the quarter ended June 30, 2005, net sales were a record $1,454.6, an 11% increase from the $1,311.8 reported for the corresponding period in 2004. Average selling price per ton in the second quarter improved by 8% to $903 per ton, up from $835 per ton in the second quarter of 2004. Six-month net sales in 2005 and 2004 were $2,877.1 and $2,446.2, respectively. The increase in net sales and higher average selling price for 2005 was the result of both higher contract sales prices from renegotiated sales agreements with a substantial majority of the Company’s contract customers and higher spot market prices. The Company’s average steel selling price increased from $792 per ton in the first six months of 2004 to $918 per ton in the first six months of 2005. The second quarter average selling price of $903 per ton was lower than the first quarter average selling price of $934 per ton due primarily to declining spot market pricing.

Selling and administrative expenses for the three and six months ended June 30, 2005 of $52.1 and $104.4, respectively, were lower than the corresponding amounts for 2004 of $54.4 and $106.9, respectively, due to the continued focus on cost containment. Depreciation expense of $49.6 and $99.9, respectively for the three and six months ended June 30, 2005 was less than 2004 depreciation expense of $53.8 and $107.8, respectively, due primarily to older Company assets that have become fully depreciated and lower capital spending in recent years.

The Company recorded operating profits in the three and six months ended June 30, 2005 of $74.2 and $187.8, respectively, compared to $56.4 and $57.9 for three and six months ended June 30, 2004. The year-over-year improvement resulted largely from increased net sales because of the higher contract customer pricing and higher spot market pricing. In addition, the Company lowered its operating and overhead costs, reflecting the benefits of cost containment efforts. However, in the six months ended June 30, 2005 and 2004, LIFO charges of $40.9 and $57.0, respectively, reflected continued increasing costs for key raw materials and energy, primarily iron ore, scrap, purchased slabs and coal. The Company also experienced higher employee benefit costs. The six months ended June 30, 2005 operating profit was net of charges of $17.7, for maintenance outages at the Company’s Middletown and Mansfield facilities in the first quarter, compared to approximately $18.0 for the three and six months ended June 30, 2004 for expenses related to blast furnace outages.

On May 21, 2004, the Company completed the early redemption of the remaining $62.5 principal amount of its Senior Secured Notes due December 2004. In the three and six months ended June 30, 2004, the Company recognized a $2.9 charge, which was included in other expense, related to the early redemption.

Interest expense for the three and six months ended June 30, 2005 was $21.7 and $44.1, respectively, compared to $27.6 and $57.3 for the same periods in 2004. The $13.2 lower interest expense for the six-month period ended June 30, 2005 reflected the reduction of debt in 2004. Other income for the six-month period ended June 30, 2005 of

$6.8 was $6.6 higher than the 2004 amount of $0.2, reflecting a combination of foreign currency gains from the strong Euro and increased interest income from higher interest rates on increased levels of cash. Also, as mentioned above, 2004 reflected a $2.9 charge for the early redemption of debt.

In April 2005 the State of New York and the State of Georgia enacted new tax legislation. Also, in June 2005 the State of Ohio enacted new tax legislation. As a result, in the quarter ended June 30, 2005, in accordance with Financial Accounting Standard No. 109, the Company was required to recognize as part of its income tax provision a non-cash tax charge of $29.5 for the net reduction in value of the Company’s deferred tax assets resulting from lower state income tax rates. During the first quarter of 2005, the Company recognized a non-cash tax charge of $3.1 for new tax legislation enacted in the Commonwealth of Kentucky.

During the quarter ended June 30, 2004, the Company’s forecasted 2004 taxable income increased over the amounts previously estimated, due primarily to improved financial performance in continuing operations. As a result, the Company was able to use net operating loss carryforwards that were previously expected to expire unused and had been reduced by deferred tax valuation allowances recorded in prior years. The utilization of these available net operating loss carryforwards completely offset the provision for federal income taxes that would otherwise be payable on the gain from the sale of Douglas Dynamics, L.L.C. and Greens Port Industrial Park during the first and second quarters, respectively, and the income from those two discontinued operations during the first half of 2004 prior to their sale. As a result, an effective tax rate of approximately 3% was applied, which is solely attributable to current and deferred state income taxes.

In addition, in the first half of 2004, the Company recorded an income tax benefit of $3.0 on income from continuing operations. Of this total benefit, approximately $3.2 was attributable to the utilization of net operating loss carryforwards, partially offset by $0.2 of income tax expense.

Taxes recorded through June 30, 2005 have been estimated based on year-to-date income and projected results for the second half of the year. The final effective tax rate to be applied for 2005 will depend on the actual amount of taxable income generated by the Company for the full year and the amount of net operating loss carryforwards that ultimately can be utilized to offset that income. Also impacting the taxes were state tax law changes that were enacted during the first half of the year by Kentucky, Georgia, New York and Ohio.

During the first quarter of 2004, the Company sold Douglas Dynamics, L.L.C. for $264.0, before fees and expenses, and recognized a pre-tax gain of $208.3 ($202.1, after tax, or $1.86 per share) in the first six months. During the second quarter of 2004, the Company sold Greens Port Industrial Park for $75.0, before fees and expenses, and recognized a pre-tax gain of approximately $45.5 ($44.2, after tax, or $0.41 per share). Both businesses were accounted for as discontinued operations and together generated after-tax income of $1.1 and $8.0 during the three and six months ended June 30, 2004.

The Company’s net income in the three and six months ended June 30, 2005 was $9.0, or $0.08 per share, and $68.2, or $0.62 per share, respectively, compared to $92.7, or $0.85 per share, and $258.1, or $2.37 per share, respectively, for the same periods in 2004. The 2005 net income included $32.6 in income tax expense related to the enactment of state income tax law changes during the first half of 2005. The 2004 net income included a $246.3 gain on the sale of discontinued operations.

Outlook

The Company expects third quarter 2005 shipments to be approximately 1,625,000 tons, about one percent higher than second quarter 2005 levels. Continued strong demand for stainless and electrical steels and increased sales to the spot market will be partially offset by a decrease to automotive customers as a result of seasonal operations. The percentage of value-added products to total shipments is expected to be approximately 85% compared to the 87.9% experienced in the second quarter. The Company expects average selling prices to decline approximately four percent due primarily to lower spot market prices, which had declined recently, but are expected to begin rising in the third quarter.

The Company expects maintenance outage costs to increase by approximately $24.0 in the third quarter compared to the second quarter primarily as a result of a 10-day maintenance outage of the Ashland blast furnace to gunnite the furnace walls and install the equipment for the new degasser and modification to the caster and a five-day maintenance outage at its Middletown hot strip mill. Both of these outages were successfully completed in July 2005. The Ashland degasser and straight mold caster capital investment will allow the Company to produce degassed slabs at Ashland to meet customer needs without having to purchase such slabs at a premium from third parties. It is anticipated that this will generate significant cost savings to the Company. The Company also expects to experience lower raw material costs compared to the second quarter of approximately $28.0 due primarily to lower scrap prices, which on average are expected to be lower than in the second quarter, but are expected to begin rising in the third quarter. The Company will incur higher costs in the third quarter for purchased slabs associated with the planned Ashland Works blast furnace outage. In addition, as required by an arbitrator’s ruling, the Company is in the process of recalling up to 108 laid-off employees at Middletown Works during the third quarter of 2005. As a result of the State of Ohio legislation on tax reform, the Company should experience a benefit in operating income of approximately $1.0 per quarter in the third and fourth quarters. Additional benefits will be realized beyond the current levels as various components of the tax change are phased in through 2010. Netting all of these impacts, the Company currently expects to report an operating profit for the third quarter 2005 of approximately $10 per ton.

The Company is constantly focused on adjusting its operations in response to fluctuating market conditions, including selectively investing capital into various operating units and temporarily idling equipment. With the recent completion of the Ashland degasser and caster modification investment along with optimization of and adjustments to its various steel operations, the Company continues to focus on running its existing operations in order to lower overall operating costs. As a result of market conditions and cost reduction strategies, the Company has temporarily idled a cold mill and pickler at its Zanesville Works. The Company also has cold mills and picklers idled at its Mansfield and Butler Works. In addition, the Company holds an equity interest in AK-ISG Steel Coating Company (“AK-ISG”), a facility that operates an electrogalvanizing line, and based on current market conditions, the Company is presently not coating any of its material at this facility. AK-ISG continues to operate the line for other customers. The Company continues to monitor the strategic utilization of these various assets and the potential exists, at a future date, that the Company could be required to take an impairment charge if conditions worsen. At this time, because factors influencing the determination of the utilization/disposition of these assets are likely to change, the Company cannot reasonably estimate the amount of an impairment charge, if any. The total book value of these assets is approximately $70.6, including the investment in AK-ISG.

As of June 30, 2005, AK Steel’s operations included approximately 6,400 employees that are represented by international and independent labor unions under various contracts that expire in the years 2005 through 2008. The labor contract representing approximately 750 hourly employees at its Ashland facility is currently in negotiations, and is scheduled to expire on September 1, 2005. The Middletown Works hourly employees are represented by the Armco Employees Independent Federation. The union represents approximately 2,761 active and laid-off employees and the contract is scheduled to expire on February 28, 2006. In addition, AK Steel’s labor agreements at its Butler Works, Zanesville Works and AK Tube facility are scheduled to expire at various other dates in 2006. These unions represent approximately 1,800 employees. While management does not expect any disruptions in operations associated with upcoming labor negotiations, the Company cannot predict the outcome of the contract negotiations. However, there is a potential of a work stoppage, which could have a material impact on the Company’s financial condition, operations and cash flow, if AK Steel and its unions cannot reach agreement in contract negotiations.

The Company purchases approximately 40% of the iron ore consumed by its blast furnaces from Quebec Cartier Mining Company (“QCM”). On April 8, 2005, the hourly employees in one of five union locals at QCM’s Mont-Wright mine did not ratify a proposed new labor agreement and went on strike, effectively shutting down the mine. Shortly thereafter, QCM notified the Company that as a result of the strike it was declaring force majeure under the iron ore sales agreement between QCM and the Company. In an effort to minimize the impact of the strike on its customers, QCM also continued to ship iron ore to its customers, including the Company, from its existing inventories using management personnel until those inventories were depleted. On June 3, 2005 QCM’s Mont-Wright mine employees ratified a multi-year agreement and QCM resumed its mining operations. QCM was fully operational in early June and shipment of pellets resumed later in June after depleted inventories were rebuilt. The Company anticipates a negative impact of approximately $4.0 to its operating profit in the third quarter of 2005 attributable to the effects of the strike.

Under its method of accounting for pension and other postretirement benefit plans, the Company recognizes into income, as a fourth quarter adjustment, any unrecognized actuarial gains and losses that exceed 10% of the larger of projected benefit obligations or plan assets. Prevailing interest rates on the fourth quarter measurement date are one of the factors used to determine the Company’s year-end liability, fourth quarter corridor charge and subsequent year’s expense for these benefit plans. At this time, because factors influencing the determination of plan liabilities and expenses are likely to change, the Company cannot reasonably estimate the amount of a fourth quarter charge, if one is necessary.

Liquidity and Capital Resources

At June 30, 2005, the Company had $264.6 of cash and cash equivalents, $172.5 of availability under a $300.0 trade receivable revolving credit facility and $357.3 of availability under a $400.0 inventory credit facility. At June 30, 2005, there were no outstanding borrowings under either credit facility. Total availability under these facilities was also reduced by $155.2 of outstanding letters of credit and reduced pools of eligible collateral. Availability under each facility fluctuates monthly with changes in the levels of eligible receivables and inventories. During the second quarter of 2005, the Company renegotiated fees on its existing inventory-based credit facility, which will have an estimated $1.0 annual cost benefit going forward. All other terms of the agreement remained unchanged. The Company believes that its current liquidity will be adequate to meet its obligations for the foreseeable future. Future liquidity requirements for employee benefit plan contributions, scheduled debt maturities and capital investments are expected to be funded by internally generated cash and/or the other financing sources referred to above and in the notes to the financial statements. However, there is no assurance that the Company will be able to generate or obtain all of the necessary liquidity if there is a material deterioration in the steel industry or the overall economy. The Company’s forward-looking statement on liquidity is based on currently available information and to the extent the information is inaccurate, there could be a material adverse impact to the Company’s liquidity.

Cash used by operations totaled $54.0 for the six months ended June 30, 2005. Net cash generated by the Company’s operations was more than offset by $185.1 of cash used to increase net working capital. Cash was also negatively impacted by the $150.0 voluntary cash contribution to the pension trust in January 2005. Accounts receivable rose slightly as a result of increased sales resulting from higher sales prices, while the value of inventories grew due to both higher levels of inventories in preparation for the third quarter maintenance outages and rising raw material and energy costs. Accounts payable increased due principally to the increased purchases necessary to support the Company’s higher level of business.

During the six months ended June 30, 2005, cash used by investing activities totaled $60.1, including $80.9 for capital investments offset by $20.3 in industrial revenue bond and loan from the state of Ohio proceeds to finance construction of emission control equipment for the Middletown Works’ blast furnace and basic oxygen furnaces. Capital spending for the year 2005 is expected to total approximately $185.0 and will be offset by approximately $35.0 for reimbursement from the restricted funds.

During the six months ended June 30, 2005, cash flow from financing activities generated $1.6, due primarily to the exercise of stock options.

The Company has no material scheduled debt maturities due before 2009. In addition, as a result of the Pension Funding Equity Act (“Act”) of 2004, which was signed into law in early April 2004, the Company made a special election in the first quarter of 2005 that had the effect of reducing the amount of the Company’s required contributions to its pension plan trust in 2006. The contribution which otherwise would have been due in 2006 was not eliminated. Rather, it was simply deferred to a later date. This deferral provides the Company with more flexibility to use the cash which otherwise would have been contributed to the pension plan trust in 2006 to enhance the sustainable profitability of the Company. To the extent, however, that the financial performance of the Company improves sufficiently to allow such contributions while still moving toward the Company’s goal of sustained profitability, the Company may voluntarily make contributions to the pension plan trust in 2006 over and above the required contributions. In fact, the Company did make such a voluntary contribution in the amount of $150 million during the first quarter of 2005. Based upon current assumptions, no cash payments to the Company’s pension plans are required in 2005. The amount and timing of future required contributions to the pension trust depend on the use of assumptions concerning future events. The most significant of these assumptions relate to future investment performance of the pension funds, actuarial data relating to plan participants and the benchmark interest rate used to discount benefits to their present value. Because of the variability of factors underlying these assumptions, including the possibility of future pension legislation, the reliability of estimated future pension contributions decreases as the length of time until the contribution must be made increases. Currently, the Company’s major pension plans are significantly underfunded. As a result, absent major increases in long-term interest rates, above average returns on pension plan assets, and/or changes in legislated funding requirements, the Company will be required to make contributions to its pension trusts in varying amounts for at least the next several years. Some of these contributions could be substantial. Based upon updated actuarial assumptions and demographics since the Company reported on this subject in its Annual Report on Form 10-K for the calendar year 2004, the Company now estimates required pension contributions of less than $100.0 for 2006 and approximately $300.0 for 2007. As noted above, however, these estimates could be significantly impacted by changes in the law with respect to pension funding requirements. In fact, new federal pension legislation has been proposed which, if enacted into law, would significantly change the amount and timing of the Company’s required pension funding contributions, starting as early as 2006. At this time, it is not possible to predict whether such legislation will be enacted into law in either its present or an alternative form and it thus is impossible to reliably quantify future pension funding requirements even for 2006 and 2007.

Forward-Looking Statements

Certain statements in this Form 10-Q, particularly those in the paragraph entitled “Outlook,” reflect management’s estimates and beliefs and are intended to be, and are hereby identified as “forward-looking statements” for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. As discussed in its Form 10-K for the year ended December 31, 2004, the Company cautions readers that such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management. In addition to those noted in the statements themselves, these factors include, but are not limited to, the following:

•	new labor agreements with unions could either enhance or negatively impact our operating costs, operating income and cash flow depending on the success of our labor negotiations;

•	risks of recessionary conditions in the general economy and in the cyclical steel industry;

•	reduced domestic automotive production;

•	changes in demand for the Company’s products;

•	unanticipated plant outages, equipment failures or labor difficulties;

•	work stoppages or production disruptions associated with labor difficulties in negotiating new labor agreements with our various labor unions which could result in material impacts to operations, operating income and cash flow;

•	actions by the Company’s domestic and foreign competitors, their employees and labor unions;

•	interest rate volatility and declining prices in the securities markets, which affect pension plan assets and the calculation of pension and other postretirement benefit obligations and expenses;

•	changes in the law, rules, or governmental regulations with respect to pension funding;

•	continuing escalation in medical cost trend rates that affects active employee and retiree benefit expenses;

•	unanticipated increases in the prices for, or disruptions in the supply of, raw materials and energy, particularly natural gas, scrap, coal, coke, iron ore, alloys and purchased carbon slabs;

•	unexpected outcomes of major litigation, environmental issues and other contingencies;

•	changes in application or scope of environmental regulations applicable to the Company;

•	changes in United States trade policy and governmental actions with respect to imports, particularly the possible impact of restrictions or tariffs on the importation of carbon slabs;

•	timely completion of business or asset purchases and sales, including receipt of regulatory agency approvals; and

•	that future expected cost savings from a business combination or cost reduction initiatives may not be realized.

Unanticipated developments in the above items could negatively impact our operating costs, operating income and/or cash flow.

Except as required by law, the Company disclaims any obligation to update any forward-looking statements to reflect future developments of events.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

In the ordinary course of business, the Company’s market risk includes changes in a) interest rates, b) the prices of raw materials and energy sources, and c) foreign currency exchange rates. The Company manages interest rate risk by issuing substantially all of its debt security at a fixed rate. Management does not believe that the Company’s exposure to interest rate market risk has significantly changed since December 31, 2004.

In the ordinary course of business, the Company is exposed to market risk for price fluctuations of raw materials and energy sources. During the first half of 2005, the price of iron ore has increased significantly and the Company is experiencing continued cost increases for alloys, primarily titanium. These increased costs are being partially offset by lower scrap prices. It is uncertain the net amount of increases in raw material costs the Company will be able to pass on to the customer in the form of a surcharge or increased pricing.

The Company uses cash settled commodity price swaps and/or options to hedge the price of a portion of its natural gas, nickel, aluminum and zinc requirements. The Company’s hedging strategy is designed to protect it against normal volatility. However, abnormal price increases in any of these commodity markets could negatively impact operating costs. Gains and losses from the use of these instruments are deferred in accumulated other comprehensive loss on the condensed consolidated balance sheets and recognized into cost of products sold in the same period as the underlying transaction. At June 30, 2005 accumulated other comprehensive loss included $2.8 in unrealized net of tax gains for the fair value of these derivative instruments. The following table presents the negative effect on pretax income of a hypothetical change in the fair value of derivative instruments outstanding at June 30, 2005 due to an assumed 10% and 25% decrease in the market price of each of the indicated commodities.

Commodity Derivative	10% Decrease	25% Decrease
Natural Gas	$2.0	$4.9
Nickel	0.1	0.3
Zinc	1.4	3.3

Because these instruments are structured and used as hedges, these hypothetical losses would be offset by the benefit of lower prices paid for the physical commodity. The Company currently does not enter into swap or option contracts for trading purposes.

The Company is also subject to risks of exchange rate fluctuations on a small portion of intercompany receivables that are denominated in foreign currencies. Forward currency contracts are used to manage exposures to certain of these currency price fluctuations. At June 30, 2005, the Company had outstanding forward currency contracts with a total notional value of $11.0 for the sale of euros. Based on the contracts outstanding at June 30, 2005, a 10%

increase in the dollar to euro exchange rate would result in a $1.3 pretax loss in the value of these contracts, which would offset the income benefit of a more favorable exchange rate.

Item 4. Controls and Procedures

The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. An evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) (its “Disclosure Controls”) was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these Disclosure Controls are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The following are updates to the Company’s descriptions of pending legal proceedings and environmental matters reported in its Annual Report on Form 10-K for the calendar year 2004 and on its Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2005:

As previously reported, an anti-dumping proceeding was initiated in May 2004 by the European Commission against imports of grain oriented electrical steel sheets originating in the United States of America. The proceeding recently was concluded with respect to the Company. On June 9, 2005, the European Commission accepted an undertaking agreement proposed by the Company by which the Company agreed to maintain product pricing acceptable to the European Commission. Compliance with the agreement is not expected to negatively impact the sale of those products by the Company in the European Union.

As previously reported, on January 13, 2004, AK Steel notified the union representing hourly employees at its Middletown Works that it was suspending the minimum base force guarantee of 3,114 contained in the parties’ collective bargaining agreement pursuant to authority granted in that agreement. Subsequently, the union filed a grievance contesting the right of AK Steel to take such action. On July 1, 2004, the arbitrator upheld, subject to certain limitations, the right of AK Steel to suspend the minimum base force guarantee at least through May 10, 2005. The arbitrator further held that the union subsequently could seek a new hearing to determine whether the base force should continue to be suspended after that date. The union did seek such a hearing and on July 1, 2005 the arbitrator issued a ruling which formally ended the base force suspension and required AK Steel to recall certain laid-off employees, but did not require the Company to hire new employees to return to the base force number of 3,114. More specifically, the arbitrator’s ruling required the Company to offer to recall 108 laid-off employees to raise the total Middletown Works hourly workforce to a level of 2,761, subject to attrition, by September 30, 2005. In lieu of hiring new employees to return the hourly workforce to the 3,114 base force level, the arbitrator has allowed AK Steel to make payments into a fund, the amount and details of which are to be formulated by the Company and the union, or if they are unable to agree, by the arbitrator. The arbitrator’s decision, including with respect to payment into a fund in lieu of hiring, will be effective until the expiration of the current collective bargaining agreement, which is scheduled to expire on February 28, 2006. The issue of the base force guarantee will be subject to negotiation in connection with the new collective bargaining agreement to replace the existing agreement.

As previously reported on January 2, 2002, John D. West, a former employee filed a class action in the United States District Court for the Southern District of Ohio against the AK Steel Corporation Retirement Accumulation Pension Plan, or AK RAPP, and the AK Steel Corporation Benefit Plans Administrative Committee, or AK BPAC. Mr. West claims that the method used under the AK RAPP to determine lump sum distributions does not comply with the Employment Retirement Income Security Act of 1974 (“ERISA”) and resulted in underpayment of benefits to him and the other class members. The case was certified as a class action on March 9, 2004 and notices of the class action determination have been mailed to the approximately 1,330 members of the class. On April 8, 2004, the trial court granted a motion for partial summary judgment filed by the plaintiff and held that the manner in which the plaintiff’s lump sum disbursements were calculated under the AK RAPP violated ERISA and the Internal Revenue Code. On

October 15, 2004, the plaintiff filed a motion for partial summary judgment on the issues of damages and prejudgment interest. On December 1, 2004, defendants filed a cross-motion for partial summary judgment on the issues of damages and prejudgment interest. Defendants further filed a motion for summary judgment, or in the alternative to amend the class certification, as to ninety-two specific class members on the ground that they had executed general releases which barred their claims. On July 25, 2005, the Court denied the defendants’ motion for summary judgment against such class members, but granted defendants’ motion insofar as it sought to exclude these individuals from the class. The Court further ordered the parties to send notices to the ninety-two individuals informing them that they are excluded from the class, but providing them with additional information to enable them to meaningfully evaluate whether to pursue their claims independently. No trial date has been set on the remaining damage issues in the case, and the Court may elect to decide these issues on motion without a trial. As the case currently is postured, an adverse judgment at the trial court level against the AK RAPP and AK BPAC is probable. At this time, the Company cannot reasonably predict what the monetary amount of that judgment may be. The plaintiff, however, has claimed in briefs filed with the court that the total damages to class members are between $41.5 and $57.3. The defendants continue to contest liability, but have asserted in their briefs that, assuming a finding of liability, the total damages to class members would be between $30.4 and $40.2. In the event of an adverse judgment by the trial court, the defendants intend to appeal and to continue to contest this matter vigorously.

Item 2. Unregistered Sales of Securities and Use of Proceeds

There were no unregistered sales of equity securities in the quarter ended June 30, 2005.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
April 1 through 30, 2005	2,767	$10.03	0
May 1 through 31, 2005	0	n/a	0
June 1 through 30, 2005	426	$7.07	0

Total	3,193	$9.63	0	$59.5

(1)	During the quarter, the Company repurchased shares of common stock owned by participants in its restricted stock awards program under the terms of its Stock Incentive Plan. In order to satisfy the requirement that an amount be withheld that is sufficient to pay federal, state and local taxes due upon the vesting of the restricted stock, employees are permitted to have the Company withhold shares having a fair market value equal to the tax which could be imposed on the transaction. The Company repurchases the withheld shares at the quoted average of high and low prices on the day the participant elects to have the shares withheld.
(2)	On April 25, 2000, the Company announced that its Board of Directors had authorized the Company to repurchase, from time to time, up to $100.0 of its outstanding equity securities. The Company has not repurchased its stock under this program since the third quarter of 2000 and cannot currently reacquire its stock under a covenant contained in the instruments governing its outstanding senior debt.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on May 17, 2005. The following items of business were conducted at this meeting:

Election of Directors. All nine nominees were elected. The following sets forth the voting results:

	Votes For	Votes Withheld
Richard A. Abdoo	90,382,405	3,760,650
Donald V. Fites	90,183,863	3,959,192
Dr. Bonnie G. Hill	87,169,773	6,973,283
Robert H. Jenkins	90,347,761	3,795,294
Lawrence A. Leser	87,369,251	6,773,804
Daniel J. Meyer	89,286,706	4,856,349
Shirley D. Peterson	89,224,673	4,918,382
Dr. James A. Thomson	89,284,088	4,858,967
James L. Wainscott	90,362,267	3,780,788

Amendment and Restatement of the Stock Incentive Plan. On January 20, 2005, the Company’s Board of Directors, subject to and effective upon receipt of stockholder approval, approved amendments to the Stock Plan to (I) permit the grant of performance-based equity awards (“Performance Shares”) to executive officers and key managers of the Company as a component of their compensation package, and (ii) extend the expiration of the period during which options, restricted stock and Performance Share awards may be granted under the Stock Plan from December 31, 2011 to December 31, 2014. The proposal was approved by the affirmative vote of the holders of 52,133,940 shares. An aggregate of 15,473,152 shares voted against the amended incentive plan, 165,254 shares abstained and 26,370,709 shares were the subject of broker non-votes.

Amendment and Restatement of the Long-Term Performance Plan. On March 17, 2005, the Company’s Board of Directors adopted certain amendments to the Company’s Long-Term Performance Plan and directed that the long-term plan, as restated in the Proxy Statement to reflect those amendments, be submitted to stockholders for approval. The amended long-term plan was approved by the affirmative vote of the holders of 62,566,834 shares. An aggregate of 5,024,183 shares voted against the amended long-term plan, 181,330 shares abstained and 26,370,709 shares were the subject of broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

A.	Exhibits.

Exhibit 31.1. Section 302 Certification of Chief Executive Officer

Exhibit 31.2. Section 302 Certification of Chief Financial Officer

Exhibit 32.1. Section 906 Certification of Chief Executive Officer

Exhibit 32.2. Section 906 Certification of Chief Financial Officer

B.	Reports on Form 8-K.

The following report on Form 8-K was filed in the quarter ended June 30, 2005 to disclose information pursuant to Item 8.01:

Item Reported	Date
Ending of an Eight-week Labor Strike by Quebec Cartier Mining	June 7, 2005

The following report on Form 8-K was filed in the quarter ended June 30, 2005 to furnish information pursuant to Items 8.01 and 9.01:

Item Reported	Date
Plans to Release Earnings and Conduct an Analyst Conference Call	June 1, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the following duly authorized person.

AK Steel Holding Corporation
(Registrant)

Date August 3, 2005	/s/ ALBERT E. FERRARA, JR.
Albert E. Ferrara, Jr.,
Vice President, Finance and Chief Financial Officer

Date August 3, 2005	/s/ ROGER K. NEWPORT
Roger K. Newport
Controller and Chief Accounting Officer