Form 10-Q
period 2005-09-30
AK STEEL HOLDING CORP
filed 2005-11-01
CIK 918160

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for at least the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

109,807,431 shares of common stock

(as of October 31, 2005)

AK STEEL HOLDING CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AK STEEL HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited)	2005	2004	2005	2004
Net sales	$1,393.3	$1,337.3	$4,270.4	$3,783.5

Cost of products sold (exclusive of items shown below)	1,317.7	1,142.3	3,802.7	3,315.9
Selling and administrative expenses	51.9	49.3	156.3	156.2
Depreciation	49.2	51.2	149.1	159.0

Total operating costs	1,418.8	1,242.8	4,108.1	3,631.1

Operating profit (loss)	(25.5)	94.5	162.3	152.4

Interest expense	20.9	26.6	65.0	83.9
Other income, net	1.5	0.5	8.3	0.7

Income (loss) from continuing operations before income taxes	(44.9)	68.4	105.6	69.2

Income tax provision due to state tax law changes	—	—	(32.6)	—
Income tax benefit (provision)	15.9	50.2	(33.8)	53.2

Income (loss) from continuing operations	(29.0)	118.6	39.2	122.4

Discontinued operations:
Income (loss) from discontinued operations, net of tax	—	(1.1)	—	6.9
Gain (loss) on sale of discontinued operations, net of tax	—	(34.4)	—	211.9

Net income (loss)	$(29.0)	$83.1	$39.2	$341.2

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.26)	$1.09	$0.36	$1.13
Income (loss) from discontinued operations	—	(0.01)	—	0.06
Gain (loss) on sale of discontinued operations	—	(0.32)	—	1.95

Net income (loss) per share	$(0.26)	$0.76	$0.36	$3.14

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.26)	$1.09	$0.35	$1.12
Income (loss) from discontinued operations	—	(0.01)	—	0.06
Gain (loss) on sale of discontinued operations	—	(0.32)	—	1.95

Net income (loss) per share	$(0.26)	$0.76	$0.35	$3.13

Common shares and common share equivalents outstanding (weighted average in millions):
Basic	109.8	108.8	109.7	108.7
Diluted	109.8	109.2	110.4	109.0

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in millions)

(unaudited)	September 30, 2005	December 31, 2004
ASSETS

Current Assets:
Cash and cash equivalents	$348.7	$377.1
Accounts receivable, net	683.0	632.6
Inventories, net	731.7	682.2
Deferred tax asset	371.8	391.6
Other current assets	59.8	23.3

Total Current Assets	2,195.0	2,106.8

Property, Plant and Equipment	4,987.5	4,869.6
Less accumulated depreciation	(2,679.6)	(2,545.1)

Property, plant and equipment, net	2,307.9	2,324.5

Other Assets:
Investment in AFSG Holdings, Inc.	55.6	55.6
Other investments	83.9	106.9
Goodwill	37.1	37.1
Other intangible assets	59.7	60.0
Deferred tax asset	664.5	720.2
Other assets	34.3	41.6

TOTAL ASSETS	$5,438.0	$5,452.7

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$414.6	$387.3
Accrued liabilities	193.0	199.5
Current portion of pension and other postretirement benefit obligations	166.2	159.9

Total Current Liabilities	773.8	746.7

Non-current Liabilities:
Long-term debt	1,114.9	1,109.7
Pension and other postretirement benefit obligations	3,154.5	3,264.1
Other liabilities	132.9	134.8

Total Non-current Liabilities	4,402.3	4,508.6

TOTAL LIABILITIES	5,176.1	5,255.3

Stockholders’ Equity:
Common stock, authorized 200,000,000 shares of $.01 par value each; issued 2005, 118,403,090 shares, 2004, 117,706,219 shares; outstanding 2005, 109,807,628 shares, 2004, 109,151,128 shares	1.2	1.2
Additional paid-in capital	1,831.3	1,824.6
Treasury stock, common shares at cost, 2005, 8,595,462 shares; 2004, 8,555,091 shares	(123.5)	(122.9)
Accumulated deficit	(1,266.7)	(1,305.8)
Accumulated other comprehensive loss	(180.4)	(199.7)

TOTAL STOCKHOLDERS’ EQUITY	261.9	197.4

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,438.0	$5,452.7

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	Nine Months Ended September 30,
(unaudited)	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39.2	$341.2
Depreciation	149.1	159.0
Amortization	6.4	10.6
Deferred income taxes	63.0	(59.8)
Contributions to the pension trust	(150.0)	—
Pension and other postretirement benefit expense in excess of payments	46.8	29.5
Exclusion of income from and gain on sale of discontinued operations	—	(218.8)
Working capital	(84.8)	(280.0)
Other	4.1	(8.4)

Net cash flows from operating activities of continuing operations	73.8	(26.7)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	(133.9)	(49.3)
Proceeds from sale of businesses	—	333.6
Purchase of investments	—	(1.7)
Proceeds from sale of investments and property plant and equipment	1.2	49.8
Proceeds from draw on restricted funds for emission control expenditures	29.1	9.2
Other	0.3	—

Net cash flows from investing activities	(103.3)	341.6

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payment on retirement of long-term debt	—	(62.5)
Premium and fees on retirement of long-term debt	—	(2.2)
Fees related to new credit facilities	—	(3.5)
Proceeds from exercise of stock options	3.1	—
Purchase of treasury stock	(0.6)	(0.2)
Other	(1.4)	0.2

Net cash flows from financing activities of continuing operations	1.1	(68.2)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Cash flows from discontinued operations for operating activities	—	11.7
Cash flows from discontinued operations for investing activities	—	0.8

Net cash flows from discontinued operations	—	12.5
Net increase (decrease) in cash and cash equivalents	(28.4)	259.2

Cash and cash equivalents, beginning of period	377.1	54.7

Cash and cash equivalents, end of period	$348.7	$313.9

Supplemental disclosure of cash flow information:

Net cash paid during the period for:
Interest, net of capitalized interest	$59.5	$79.2
Income taxes	9.4	8.6

Supplemental disclosure of non-cash investing and financing activities:
Issuance of restricted stock	$4.7	$1.3
Restricted investment of net proceeds for emission control expenditures	5.0	61.7

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share data)

1.	Basis of Presentation

In the opinion of the management of AK Steel Holding Corporation (“AK Holding”) and AK Steel Corporation (“AK Steel”, and together with AK Holding, the “Company”), the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2005, the results of its operations for the three and nine-month periods ended September 30, 2005 and 2004, and cash flows for the nine-month periods ended September 30, 2005 and 2004. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2004.

2.	Earnings Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Income for calculation of basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$(29.0)	$118.6	$39.2	$122.4
Income (loss) from discontinued operations	—	(1.1)	—	6.9
Gain (loss) on sale of discontinued operations	—	(34.4)	—	211.9

Net income (loss)	$(29.0)	$83.1	$39.2	$341.2

Weighted average common shares (in millions)	109.8	108.8	109.7	108.7

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.26)	$1.09	$0.36	$1.13
Income (loss) from discontinued operations	—	(0.01)	—	0.06
Gain (loss) on sale of discontinued operations	—	(0.32)	—	1.95

Net income (loss) per share	$(0.26)	$0.76	$0.36	$3.14

Weighted average common shares (in millions)	109.8	108.8	109.7	108.7
Dilutive common stock options outstanding	—	0.4	0.7	0.3

Common shares outstanding as adjusted	109.8	109.2	110.4	109.0

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.26)	$1.09	$0.35	$1.12
Income (loss) from discontinued operations	—	(0.01)	—	0.06
Gain (loss) on sale of discontinued operations	—	(0.32)	—	1.95

Net income (loss) per share	$(0.26)	$0.76	$0.35	$3.13

Potentially issuable common shares (in millions) excluded from earnings per share calculation due to antidilutive effect	3.4	4.4	2.1	4.5

3.	Inventories

Inventories are valued at the lower of cost or market. The cost of the majority of inventories is measured on the last in, first out (LIFO) method. Other inventories are measured principally at average cost.

	September 30, 2005	December 31, 2004
Finished and semi-finished	$741.2	$732.0
Raw materials	359.9	241.8

Total cost	1,101.1	973.8
Adjustment to state inventories at LIFO value	(369.4)	(291.6)

Net inventories	$731.7	$682.2

4.	Pension and Other Postretirement Benefits

Net periodic benefit costs for pension and other postretirement benefits were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Pension Benefits
Service cost	$7.2	$8.1	$21.6	$24.0
Interest cost	53.0	55.0	158.6	166.8
Expected return on assets	(51.9)	(51.1)	(155.7)	(153.3)
Amortization of prior service cost	2.2	3.1	6.7	9.4
Amortization of loss	7.6	7.8	22.7	37.5
Settlement/curtailment	—	—	—	5.5

Net periodic benefit cost	$18.1	$22.9	$53.9	$89.9

Other Postretirement Benefits
Service cost	$4.6	$4.0	$13.7	$11.9
Interest cost	32.3	30.5	97.0	91.8
Amortization of prior service cost	(3.1)	(2.4)	(9.3)	(7.1)
Amortization of loss	3.8	0.9	11.3	4.6

Net periodic benefit cost	$37.6	$33.0	$112.7	$101.2

The decrease in pension net periodic benefit cost for the three and nine months ended September 30, 2005 was due primarily to favorable interest cost due to lower discount rates and lower liabilities for the Company’s non-qualified plans and favorable amortization of loss due primarily to the reduction in the accumulated loss in the non-qualified pension plans.

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

Under its method of accounting for pension and other postretirement benefit plans, the Company recognizes into income (loss), as a fourth quarter adjustment, any unrecognized actuarial gains and losses that exceed 10% of the larger of projected benefit obligations or plan assets (the “corridor”). Based on current assumptions for prevailing interest rates and on other relevant assumptions made by the Company, the pre-tax effect of a 2005 fourth quarter non-cash pension and other postretirement benefits charge is currently estimated to be between $100.0 and $150.0. However, at this time, because factors influencing the determination of plan liabilities and expenses may change, the Company cannot reasonably determine with certainty the actual amount of these fourth quarter charges. Under current assumptions, the Company is not required to make any pension contributions until 2006, when it estimates approximately $100.0 would need to be contributed during the year. The amount of the 2006 contribution, if one is necessary, will depend on, among other things, the investment performance of the pension funds and any potential legislative changes to existing funding requirements.

The Company provides healthcare benefits to most of its employees and retirees. The total projected future benefit obligation of the Company with respect to payments for healthcare benefits is included in “Pension and other postretirement benefit obligations” in the Company’s consolidated financial statements. The net amount recognized by the Company as of the end of 2004 for future payment of such benefit obligations was approximately $2.1 billion.

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

First, retirees could consent to a change in the current level of healthcare benefits provided to them. Second, in certain instances, the union which represented a particular group of retirees when they were employed by the Company could, in the course of negotiations with the Company, accept such a change. Third, in certain instances, at or following the expiration of a collective bargaining agreement which affects the Company’s obligation to provide healthcare benefits to retired employees, the Company could take action to modify or terminate the benefits provided to those retirees without the agreement of those retirees or the union, subject to the right of the union subsequently to bargain to alter or reverse such action by the Company. The precise circumstances under which retiree healthcare benefits may be altered unilaterally or by agreement with a particular union vary depending on the terms of the relevant collective bargaining agreement.

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

On September 26, 2005 members of United Steelworkers of America (“USW”) Local 1865 ratified a new five-year labor agreement covering about 750 hourly production and maintenance employees at the Company’s Ashland Works in Kentucky. The third-quarter 2005 results were negatively affected by approximately $7.0 in charges associated with the implementation of this new collective bargaining agreement. These charges related primarily to the establishment of a Voluntary Employees’ Beneficiary Association Trust (“VEBA”). Also, under that agreement, the existing defined benefit pension will be “locked and frozen” beginning January 1, 2006, with subsequent Company pension contributions to the Steelworkers Pension Trust. As a result, the Company is required to recognize the past service pension expense that previously would have been amortized. The fourth quarter pre-tax charge related to this past service pension expense is estimated to be approximately $12.9. Also included in the agreement is a provision for increased active and retiree healthcare cost-sharing.

5.	Share Based Payments

Common stock compensation expense related to restricted stock awards granted under the Company’s Stock Incentive Plan (“SIP”) was $0.8 and $0.7 for the three-month periods ended September 30, 2005 and 2004, respectively, and $2.3 and $5.8 for the nine-month periods ended September 30, 2005 and 2004, respectively. The Company uses the intrinsic value method to account for nonqualified stock options granted under the SIP. Had compensation expense for the Company’s stock option plans been determined based on the fair value method, the Company’s net income and basic and diluted income per share would have been adjusted as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss) as reported	$(29.0)	$83.1	$39.2	$341.2
Performance shares	0.1	—	0.1	—
Additional compensation cost based on fair value recognition, net of tax	0.8	0.4	1.3	1.1

Net income (loss) as adjusted	$(29.9)	$82.7	$37.8	$340.1

Common shares outstanding for basic earnings per share (weighted average in millions)	109.8	108.8	109.7	108.7

Common shares outstanding for diluted earnings per share as reported	109.8	109.2	110.4	109.0
Options excluded for diluted earnings per share for share based compensation	(0.6)	(0.4)	(0.6)	(0.3)
Pro forma options dilutive for earnings per share for share based compensation	0.3	—	0.4	—

Common shares outstanding for diluted earnings per share for share based payments	109.5	108.8	110.2	108.7

Basic income (loss) per share as reported	$(0.26)	$0.76	$0.36	$3.14
Additional compensation cost per share based on fair value recognition, net of tax	—	—	(0.02)	(0.01)

Adjusted basic income (loss) per share	$(0.26)	$0.76	$0.34	$3.13

Diluted income (loss) per share as reported	$(0.26)	$0.76	$0.35	$3.13
Additional compensation cost per share based on fair value recognition, net of tax	(0.01)	—	(0.01)	(0.01)

Adjusted diluted income (loss) per share	$(0.27)	$0.76	$0.34	$3.12

On July 21, 2005, the Board of Directors of AK Holding, upon recommendation of its Compensation Committee, approved the acceleration of the vesting of “underwater” unvested options held by employees of the Company, including executive officers. A stock option was deemed to be “underwater” if the option exercise price was greater than $8.91, the closing price of the Company’s stock on July 21, 2005.

The decision to accelerate the vesting of these stock options was made primarily to reduce compensation expense that otherwise likely would be recorded in future periods following the Company’s anticipated adoption in the first quarter of 2006 of Statement of Financial Accounting Standards No. 123(R) (“FAS 123(R)”), issued by the Financial Accounting Standard Board and entitled “Share-Based Payment”. In addition, the Company believes that underwater stock options may not be providing the affected current employees a sufficient retention incentive when compared to the potential future compensation expense that would have been attributable to such stock options under FAS 123(R). FAS 123(R) sets forth accounting requirements for ”share-based” compensation to employees and requires companies to recognize in their income statements the grant-date fair value of stock options and other equity-based compensation. Upon adoption by the Company, FAS 123(R) will apply to options granted on or after January 1, 2006, as well as to outstanding options that have not vested prior to January 1, 2006. It will require that compensation expenses associated with stock options be recognized in the statement of operations of the Company rather than as a footnote disclosure.

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

Also, on July 21, 2005, the Board of Directors of AK Holding, upon the joint recommendation of its Nominating and Governance Committee and its Compensation Committee, adopted stock ownership guidelines for directors and executive officers of the Company. Directors are expected to own shares of Company stock equal in market value to five times the cash portion of the Board’s annual retainer. Current directors are expected to attain the minimum level of target ownership within a period of five years from the adoption of this policy. A new director will be expected to attain the minimum level of target ownership within a period of five years from the date he or she is first elected to the Board. The Company’s President and Chief Executive Officer is expected to own shares of Company stock equal in market value to three times his annual base salary. Other executive officers have varying ownership targets of up to one-and-one-half times their annual base salary. All current executive officers are expected to attain their minimum level of target ownership within a period of three years from the adoption of this policy. New executive officers will be expected to attain a specified minimum level of target ownership approved by the Board within a period of three years from the date he or she is first elected an executive officer of the Company.

6.	Long-Term Debt and Other Financing

During the second quarter of 2004, the Company completed the early redemption of the remaining $62.5 principal amount of its Senior Secured Notes due December 2004. In the nine months ended September 30, 2004, the Company recognized a $2.9 charge, which was included in other income, net, related to the early redemption.

During the second quarter of 2004, the Company completed a $62.0 industrial revenue bond offering issued through the Ohio Air Quality Development Authority. Proceeds from the offering are being used to finance construction of emission control equipment for the Middletown Works’ blast furnace and basic oxygen furnaces. The equipment is necessary to comply with standards under the Clean Air Act, which will become effective in May 2006. The net proceeds of $61.7 from the bond offering were placed in a restricted trust and are drawn as the Company makes qualifying expenditures. Also, in January 2005, the Company was granted a $5.0 loan with a current interest rate of 0.75% from the Ohio Department of Development, which is also being used to finance a portion of the blast furnace and basic oxygen furnace construction. These proceeds were also placed in a restricted fund and are drawn as the Company makes qualifying expenditures. To date, through September 30, 2005, $50.4 has been drawn from the funds and the remaining proceeds of $16.3 are included in other investments. At December 31, 2004, $40.4 was in a restricted fund and included in other investments.

During the third quarter of 2004, the Commonwealth of Kentucky provided the Company with the ability to receive tax incentives of up to $40.0 over a 10-year period for the installation of a vacuum degasser and caster modifications at its Ashland Works facility under the Kentucky Industrial Revitalization Act Tax Credit Program (“KIRA”). Under KIRA, a portion of employee payroll tax withholdings for Kentucky and local taxes are kept by the Company rather than submitted to the taxing authorities. Year-to-date through September 30, 2005, the Company has accumulated $2.0 in withholdings, which is included as a reduction of property, plant and equipment in the condensed consolidated financial statements.

7.	Income Taxes

During the first half of 2005, the states of New York, Georgia, Kentucky and Ohio enacted new tax legislation. As a result, in the nine months ended September 30, 2005, in accordance with Financial Accounting Standard (“FAS”) No. 109, “Accounting for Income Taxes”, the Company was required to recognize as part of its income tax provision a non-cash tax charge of $32.6 for the net reduction in value of the Company’s deferred tax assets resulting from lower future state income tax rates. Taxes on continuing operations, excluding the charges related to the new tax legislation, recorded through September 30, 2005 were estimated based on year-to-date income and projected results for the fourth quarter of 2005.

At the end of the second quarter of 2004, based on the Company’s forecasted total taxable income, the incremental taxable income attributable to discontinued operations was totally offset with tax loss carryforwards that were subjected to a valuation allowance in prior years. In the quarter ended September 30, 2004, as a result of greater than anticipated amount of total taxable income from continuing operations expected for 2004, the taxable income resulting from discontinued operations was only partially offset with tax loss carryforwards that were subjected to a valuation allowance in prior years, with the remaining taxable income from these discontinued operations offset by tax loss carryforwards for which a deferred tax asset had been recorded in prior years. The lower than statutory tax rate for these discontinued operations resulted from the recognition of the benefit of reversing the deferred tax valuation allowance related to loss carryforwards. As a result, an effective tax rate of approximately 16% was applied to both the operating income from discontinued operations and the gain on the sales of Douglas Dynamics, LLC and Greens Port Industrial Park during the first nine months of 2004.

In addition, in the nine months of 2004, the Company recorded an income tax benefit of $53.2 on income from continuing operations. Of this total benefit, approximately $75.0 was attributable to the utilization of the additional net operating loss carryforwards, partially offset by $21.8 of income tax expense. Taxes on continuing and discontinued operations recorded through September 30, 2004 were estimated based on year-to-date income and projected results for the last quarter of 2004.

8.	Discontinued Operations

During the first quarter of 2004, the Company sold Douglas Dynamics, LLC for $264.0, before fees and expenses, and recognized a pre-tax gain of $208.3 ($173.9, after tax, or $1.60 per share) in the first nine months of 2004. During the third quarter of 2004, the after tax gain decreased by $28.2 as a result of the higher tax rate (see Note 7). During the second quarter of 2004, the Company sold Greens Port Industrial Park for $75.0, before fees and expenses, and recognized a pre-tax gain of approximately $45.5 ($38.0, after tax, or $0.35 per share) in the first nine months of 2004. Both businesses were accounted for as discontinued operations. Results of these discontinued operations for the three and nine months ended September 30, 2004 included the following:

	Three Months Ended September 30, 2004		Nine Months Ended September 30, 2004
	Douglas Dynamics	Greens Port	Douglas Dynamics	Greens Port
Net sales	$—	$—	$22.7	$3.1
Income before income taxes	—	—	6.2	2.0
Net income (loss)	(0.8)	(0.3)	5.2	1.7

9.	Comprehensive Income (Loss)

Comprehensive income (loss), net of tax, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss)	$(29.0)	$83.1	$39.2	$341.2
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(0.6)	(0.3)	(1.6)	0.2
Derivative instrument hedges, mark to market:
Gains (losses) arising in period	19.8	0.4	20.6	(0.8)
Reclass losses (gains) to net income	(0.9)	(0.5)	0.3	(2.0)
Unrealized gains/losses on securities:
Unrealized holding losses arising in period	—	—	—	(0.1)
Reclass gains to net income	—	—	—	(0.3)
Minimum pension liability adjustment	—	—	—	16.3

Comprehensive income (loss)	$(10.7)	$82.7	$58.5	$354.5

A 39.5% deferred tax rate is applied to derivative instrument hedges and unrealized gains and losses.

Accumulated other comprehensive loss is as follows:

	September 30, 2005	December 31, 2004
Foreign currency translation	$1.5	$3.1
Derivative instrument hedges	22.7	1.8
Minimum pension liability	(204.6)	(204.6)

Accumulated other comprehensive loss	$(180.4)	$(199.7)

10.	Legal Proceedings

The following are updates to the Company’s descriptions of pending legal proceedings and environmental matters reported in its Annual Report on Form 10-K for the calendar year 2004 and its Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2005 and June 30, 2005:

As previously reported, on September 15, 2004, the Kentucky Department for Environmental Protection (“KYDEP”) issued a Notice of Violation with respect to AK Steel’s Ashland Works, alleging improper disposal of certain residual material at an off-site location. On August 23, 2005, the Commonwealth of Kentucky, Environment and Public Protection Cabinet entered into an Agreed Order in Case No. DWM 04084 with both the off-site location owner and operator, settling all claims and controversies with respect to the alleged Notice of Violation.

As previously reported, on March 10 and March 25, 2004, KYDEP issued Notices of Violation with respect to AK Steel’s Ashland Coke Plant for alleged air opacity excursions. AK Steel is investigating this claim, but has entered into settlement discussions with KYDEP to attempt to resolve it. On October 20, 2005, an Agreed Order was entered between AK Steel and the Commonwealth of Kentucky, Environmental and

Public Protection Cabinet, Division of Enforcement, in Case No. DAQ-04016. Under the Agreed Order, AK Steel paid a civil penalty of $0.09 and agreed to perform certain remedial measures at its Ashland Coke Plant.

As previously reported, on January 13, 2004, AK Steel notified the union representing hourly employees at its Middletown Works that it was suspending the minimum base force guarantee of 3,114 contained in the parties’ collective bargaining agreement pursuant to authority granted in that agreement. Subsequently, the union filed a grievance contesting the right of AK Steel to take such action. On July 1, 2004, the arbitrator upheld, subject to certain limitations, the right of AK Steel to suspend the minimum base force guarantee at least through May 10, 2005. The arbitrator further held that the union subsequently could seek a new hearing to determine whether the base force should continue to be suspended after that date. The union did seek such a hearing and on July 1, 2005, the arbitrator issued a ruling (the “July 1, 2005 Award”) which formally ended the base force suspension and required AK Steel to recall certain laid-off employees, but did not require the Company to hire new employees to return to the base force number of 3,114. More specifically, the arbitrator’s ruling required the Company to offer to recall 108 laid-off employees to raise the total Middletown Works hourly workforce to a level of 2,761, subject to attrition, by September 30, 2005. AK Steel has complied with this portion of the July 1, 2005 Award. Of the 108 employees offered recall, 71 returned to work. In lieu of hiring new, additional employees to return the hourly workforce to the 3,114 base force level, the arbitrator’s July 1, 2005 Award allows AK Steel to elect to make payments into a fund. The fund would be used for two purposes. The first purpose would be to establish a VEBA that would be used under certain circumstances after August 1, 2007 to pay for out-of-pocket medical expenses for Middletown Works retirees and/or for then active Middletown Works bargaining unit employees. The second would be for use by a committee established under the collective bargaining agreement to facilitate returning work to the AEIF bargaining unit which had been contracted out to third parties. The amount of the payments to be made into this fund was determined by the arbitrator in a decision issued October 7, 2005. That decision provides that, in the event AK Steel does not hire any new employees to reduce the current shortfall from the minimum base force number, the amount of the payment into the “in lieu of” fund would be approximately $0.5 per week through the expiration of the parties’ current collective bargaining agreement on February 28, 2006. The amount of that payment would be reduced to the extent that AK Steel hires to reduce the current shortfall. The decision further notes that laid off employees are counted for purposes of determining the minimum base force number, such that AK Steel could avoid making payments into the so-called “in lieu of” fund by hiring to meet the minimum base force number of 3,114, and then laying off any of these recently-hired employees whose active employment is not needed at the Middletown Works. On September 29, 2005, the AEIF filed an action against AK Steel in the United States District Court for the Southern District of Ohio, Case No. 1:05-CV-639, in which the AEIF seeks partial vacation of the arbitrator’s July 1, 2005 Award which authorizes AK Steel to make payments into a fund in lieu of hiring to return to the minimum base force number of 3,114. AK Steel has not yet responded formally to the Complaint, but will timely do so in due course. No discovery has commenced and no trial date has been set yet. AK Steel intends to contest this matter vigorously, including the requirement that AK Steel hire to return to a minimum base force number of 3,114 or alternatively make payments into a fund in lieu of such hiring to reach that number. While the matter is being contested, AK Steel is not paying or accruing these payments. The Company also expects to address the issue of the minimum base force guarantee in connection with the negotiations for a new collective bargaining agreement to replace the existing agreement which is scheduled to expire on February 28, 2006.

11.	New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised FAS No. 123(R) entitled “Share-Based Payment.” FAS 123(R) sets accounting requirements for “share-based” compensation to employees and requires companies to recognize in the income statement the grant-date fair value of the stock options and other equity-based compensation. FAS 123(R) is effective in annual periods beginning after June 15, 2005. The Company will be required to adopt FAS No. 123(R) in the first quarter of 2006, and currently discloses the effect on net income and earnings per share of the fair value recognition provisions of FAS 123, “Accounting for Stock-Based Compensation,” in the notes to the consolidated financial statements. The Company is currently evaluating the impact of the adoption of FAS 123(R) on its financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation of awards.

In November 2004, the FASB issued FAS No. 151 entitled “Inventory Costs.” This Statement amends the guidance in ARB No. 43, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight handling costs and wasted material (spoilage). The provisions of this Statement will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The impact of the adoption of FAS No. 151 will not have a material impact on the Company’s financial position or results of operation.

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

AK Holding, along with AK Tube LLC and AKS Investments, Inc. (the “Guarantor Subsidiaries”), fully and unconditionally, jointly and severally guarantee the payment of interest, principal and premium, if any, on AK Steel’s 7-7/8% Senior Notes Due 2009 and 7-3/4% Senior Notes Due 2012. AK Tube is owned 100% by AKS Investments Inc. and AKS Investments Inc. is 100% owned by AK Holding. AK Holding also owns 100% of AK Steel. Prior to its sale on March 31, 2004, Douglas Dynamics, LLC was also a Guarantor Subsidiary (see Note 8). Since Douglas Dynamics is no longer a guarantor, its results for fiscal 2004 (through the date of its sale) have been reclassified from Guarantor Subsidiaries to Other Subsidiaries. The Company has determined that full financial statements and other disclosures concerning AK Holding and the Guarantor Subsidiaries would not be material to investors and, accordingly, those financial statements are not presented. The following supplemental condensed consolidating financial statements present information about AK Holding, AK Steel, the Guarantor Subsidiaries and AK Steel’s Other Subsidiaries. The Other Subsidiaries are not guarantors of the above notes.

Condensed Statements of Operations

For the Three Months Ended September 30, 2005

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi- nations	Consolidated Company
Net sales	$—	$1,307.3	$56.8	$82.6	$(53.4)	$1,393.3

Cost of products sold	—	1,227.5	49.0	50.2	(9.0)	1,317.7
Selling and administrative expenses	0.5	56.4	2.4	3.2	(10.6)	51.9
Depreciation	—	47.4	1.6	0.2	—	49.2

Total operating costs	0.5	1,331.3	53.0	53.6	(19.6)	1,418.8

Operating profit (loss)	(0.5)	(24.0)	3.8	29.0	(33.8)	(25.5)

Interest expense	—	20.4	—	2.0	(1.5)	20.9
Other income (expense)	—	(16.0)	3.2	8.3	6.0	1.5

Income (loss) before income taxes	(0.5)	(60.4)	7.0	35.3	(26.3)	(44.9)

Income tax benefit (provision)	—	17.3	—	(1.4)	—	15.9

Net income (loss)	$(0.5)	$(43.1)	$7.0	$33.9	$(26.3)	$(29.0)

Condensed Statements of Operations

For the Three Months Ended September 30, 2004

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi- nations	Consolidated Company
Net sales	$—	$1,268.6	$60.7	$57.7	$(49.7)	$1,337.3

Cost of products sold	—	1,078.6	52.7	33.2	(22.2)	1,142.3
Selling and administrative expenses	0.6	53.0	2.6	3.4	(10.3)	49.3
Depreciation	—	49.3	1.7	0.2	—	51.2

Total operating costs	0.6	1,180.9	57.0	36.8	(32.5)	1,242.8

Operating profit (loss)	(0.6)	87.7	3.7	20.9	(17.2)	94.5

Interest expense	—	26.1	—	1.4	(0.9)	26.6
Other income (expense)	—	(10.6)	—	2.7	8.4	0.5

Income (loss) before income taxes	(0.6)	51.0	3.7	22.2	(7.9)	68.4

Income tax benefit (provision)	—	50.6	—	(0.4)	—	50.2

Income (loss) from continuing operations	(0.6)	101.6	3.7	21.8	(7.9)	118.6

Loss from discontinued operations	—	(0.2)	—	(0.9)	—	(1.1)
Loss on sale of discontinued operations	—	(34.4)	—	—	—	(34.4)

Net income (loss)	$(0.6)	$67.0	$3.7	$20.9	$(7.9)	$83.1

Condensed Statement of Operations

For the Nine Months Ended September 30, 2005

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi- nations	Consolidated Company
Net sales	$—	$4,005.7	$183.8	$243.5	$(162.6)	$4,270.4

Cost of products sold	0.1	3,549.1	157.2	147.7	(51.4)	3,802.7
Selling and administrative expenses	1.8	168.3	7.7	10.9	(32.4)	156.3
Depreciation	—	143.5	5.0	0.6	—	149.1

Total operating costs	1.9	3,860.9	169.9	159.2	(83.8)	4,108.1

Operating profit (loss)	(1.9)	144.8	13.9	84.3	(78.8)	162.3

Interest expense	—	63.2	—	6.8	(5.0)	65.0
Other income (expense)	—	(44.6)	3.2	20.1	29.6	8.3

Income (loss) before income taxes	(1.9)	37.0	17.1	97.6	(44.2)	105.6

Income tax provision	—	(61.8)	—	(4.6)	—	(66.4)

Net income (loss)	$(1.9)	$(24.8)	$17.1	$93.0	$(44.2)	$39.2

Condensed Statement of Operations

For the Nine Months Ended September 30, 2004

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi- nations	Consolidated Company
Net sales	$—	$3,562.9	$189.3	$162.1	$(130.8)	$3,783.5

Cost of products sold	0.1	3,119.6	162.4	94.3	(60.5)	3,315.9
Selling and administrative expenses	2.2	163.9	8.5	10.1	(28.5)	156.2
Depreciation	—	153.6	5.1	0.3	—	159.0

Total operating costs	2.3	3,437.1	176.0	104.7	(89.0)	3,631.1

Operating profit (loss)	(2.3)	125.8	13.3	57.4	(41.8)	152.4

Interest expense	—	81.9	—	8.0	(6.0)	83.9
Other income (expense)	—	(24.4)	2.9	9.7	12.5	0.7

Income (loss) before income taxes	(2.3)	19.5	16.2	59.1	(23.3)	69.2

Income tax benefit (provision)	—	54.5	—	(1.3)	—	53.2

Income (loss) from continuing operations	(2.3)	74.0	16.2	57.8	(23.3)	122.4

Income from discontinued operations	—	1.8	—	5.1	—	6.9
Gain on sale of discontinued operations	—	211.9	—	—	—	211.9

Net income (loss)	$(2.3)	$287.7	$16.2	$62.9	$(23.3)	$341.2

Condensed Balance Sheets

As of September 30, 2005

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi- nations	Consolidated Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$339.0	$—	$9.7	$—	$348.7
Accounts receivable, net	—	21.9	31.9	630.7	(1.5)	683.0
Inventories, net	—	687.0	16.8	46.7	(18.8)	731.7
Deferred tax asset	—	371.3	—	0.5	—	371.8
Other current assets	0.2	58.9	0.2	0.5	—	59.8

Total Current Assets	0.2	1,478.1	48.9	688.1	(20.3)	2,195.0

Property, Plant and Equipment	—	4,901.2	74.1	12.2	—	4,987.5
Less accumulated depreciation	—	(2,651.2)	(19.8)	(8.6)	—	(2,679.6)

Property, plant and equipment, net	—	2,250.0	54.3	3.6	—	2,307.9

Other Assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	—	55.6
Intercompany accounts	893.7	(570.1)	(12.0)	270.7	(582.3)	—
Other investments	—	24.5	—	59.4	—	83.9
Goodwill	—	—	32.9	4.2	—	37.1
Other intangible assets	—	59.0	0.7	—	—	59.7
Deferred tax asset	—	664.5	—	—	—	664.5
Other assets	—	30.1	—	4.2	—	34.3

TOTAL ASSETS	$893.9	$3,936.1	$180.4	$1,030.2	$(602.6)	$5,438.0

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$402.1	$6.6	$7.4	$(1.5)	$414.6
Accrued liabilities	—	181.7	4.0	7.3	—	193.0
Current portion of pension and other postretirement benefit obligations	—	166.2	—	—	—	166.2

Total Current Liabilities	—	750.0	10.6	14.7	(1.5)	773.8

Non-current Liabilities:
Long-term debt	—	1,114.9	—	—	—	1,114.9
Pension and other postretirement benefit obligations	—	3,153.6	0.9	—	—	3,154.5
Other liabilities	—	127.8	—	2.7	2.4	132.9

Total Non-current Liabilities	—	4,396.3	0.9	2.7	2.4	4,402.3

TOTAL LIABILITIES	—	5,146.3	11.5	17.4	0.9	5,176.1

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	893.9	(1,210.2)	168.9	1,012.8	(603.5)	261.9

TOTAL LIABILITIES AND EQUITY	$893.9	$3,936.1	$180.4	$1,030.2	$(602.6)	$5,438.0

Condensed Balance Sheets

As of December 31, 2004

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi- nations	Consolidated Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$359.9	$—	$17.2	$—	$377.1
Accounts receivable, net	—	27.4	27.8	578.3	(0.9)	632.6
Inventories, net	—	648.2	18.7	38.4	(23.1)	682.2
Deferred tax asset	—	391.1	—	0.5	—	391.6
Other current assets	0.2	22.6	0.1	0.4	—	23.3

Total Current Assets	0.2	1,449.2	46.6	634.8	(24.0)	2,106.8

Property, Plant and Equipment	—	4,784.6	72.8	12.2	—	4,869.6
Less accumulated depreciation	—	(2,522.0)	(14.7)	(8.4)	—	(2,545.1)

Property, plant and equipment, net	—	2,262.6	58.1	3.8	—	2,324.5

Other Assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	—	55.6
Intercompany accounts	889.5	(784.0)	(28.6)	475.6	(552.5)	—
Other investments	—	49.7	—	57.2	—	106.9
Goodwill	—	—	32.8	4.3	—	37.1
Other intangible assets	—	58.9	1.1	—	—	60.0
Deferred tax asset	—	720.2	—	—	—	720.2
Other assets	—	36.0	—	5.6	—	41.6

TOTAL ASSETS	$889.7	$3,792.6	$165.6	$1,181.3	$(576.5)	$5,452.7

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$371.3	$5.8	$11.1	$(0.9)	$387.3
Accrued liabilities	0.1	191.7	4.0	3.7	—	199.5
Current portion of pension and other postretirement benefit obligations	—	159.9	—	—	—	159.9

Total Current Liabilities	0.1	722.9	9.8	14.8	(0.9)	746.7

Non-current Liabilities:
Long-term debt	—	1,109.7	—	—	—	1,109.7
Pension and other postretirement benefit obligations	—	3,263.3	0.8	—	—	3,264.1
Other liabilities	—	129.8	—	2.9	2.1	134.8

Total Non-current Liabilities	—	4,502.8	0.8	2.9	2.1	4,508.6

TOTAL LIABILITIES	0.1	5,225.7	10.6	17.7	1.2	5,255.3

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	889.6	(1,433.1)	155.0	1,163.6	(577.7)	197.4

TOTAL LIABILITIES AND EQUITY	$889.7	$3,792.6	$165.6	$1,181.3	$(576.5)	$5,452.7

Condensed Statements of Cash Flows

For the Nine Months Ended September 30, 2005

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi- nations	Consolidated Company
Net cash flows from operating activities of continuing operations	$(1.8)	$69.6	$21.2	$33.0	$(48.2)	$73.8

Cash flows from investing activities:
Capital investments	—	(132.3)	(1.3)	(0.3)	—	(133.9)
Proceeds from draw on restricted funds for emission control expenditures	—	29.1	—	—	—	29.1
Proceeds from sale of investments and PP&E	—	1.2	—	—	—	1.2
Other	—	(1.1)	—	1.4	—	0.3

Net cash flows from investing activities	—	(103.1)	(1.3)	1.1	—	(103.3)

Cash flows from financing activities:
Proceeds from exercise of stock options	3.1	—	—	—	—	3.1
Purchase of treasury stock	(0.6)	—	—	—	—	(0.6)
Payment of common stock dividend	—	—	(3.3)	(4.3)	7.6	—
Intercompany activity	(0.7)	12.4	(16.6)	(35.7)	40.6	—
Other	—	0.2	—	(1.6)	—	(1.4)

Net cash flows from financing activities of continuing operations	1.8	12.6	(19.9)	(41.6)	48.2	1.1

Net decrease in cash and cash equivalents	—	(20.9)	—	(7.5)	—	(28.4)

Cash and cash equivalents, beginning of period	—	359.9	—	17.2	—	377.1

Cash and cash equivalents, end of period	$—	$339.0	$—	$9.7	$—	$348.7

Condensed Statements of Cash Flows

For the Nine Months Ended September 30, 2004

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi- nations	Consolidated Company
Net cash flows from operating activities of continuing operations	$(1.8)	$163.7	$12.2	$(172.9)	$(27.9)	$(26.7)

Cash flows from investing activities:
Capital investments	—	(46.3)	(2.9)	(0.1)	—	(49.3)
Purchase of long-term investments	—	(1.7)	—	—	—	(1.7)
Proceeds from draw on restricted funds for emission control expenditures	—	9.2	—	—	—	9.2
Proceeds from sale of businesses	—	333.6	—	—	—	333.6
Proceeds from sale of investments and PP&E	—	49.8	—	—	—	49.8
Other	—	(0.1)	—	0.1	—	—

Net cash flows from investing activities	—	344.5	(2.9)	—	—	341.6

Cash flows from financing activities:
Principal payment on retirement of debt	—	(62.5)	—	—	—	(62.5)
Premium and fees on retirement of debt	—	(2.2)	—	—	—	(2.2)
Fees related to new credit facilities	—	(3.5)	—	—	—	(3.5)
Purchase of treasury stock	(0.2)	—	—	—	—	(0.2)
Payment of common stock dividend	—	—	(2.9)	(2.9)	5.8	—
Intercompany activity	2.0	(184.2)	(6.4)	166.5	22.1	—
Other	—	(0.1)	—	0.3	—	0.2

Net cash flows from financing activities of continuing operations	1.8	(252.5)	(9.3)	163.9	27.9	(68.2)

Cash flows from discontinued operations	—	1.1	—	11.4	—	12.5

Net increase in cash and cash equivalents	—	256.8	—	2.4	—	259.2

Cash and cash equivalents, beginning of period	—	42.9	—	11.8	—	54.7

Cash and cash equivalents, end of period	$—	$299.7	$—	$14.2	$—	$313.9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Steel shipments for the three months ended September 30, 2005 were a record 1,687,000 tons compared to the corresponding period in 2004 of 1,541,800 tons. The record shipment volume was due to increased productivity, continued strong demand from our contract customers for both carbon and electrical steel, improving spot market conditions during the latter part of the third quarter and increased shipments of hot bands. Shipments for the nine-month periods ended September 30, 2005 and 2004 were 4,818,000 tons and 4,621,200 tons, respectively. The current year increase in tons shipped versus the corresponding period in 2004 was primarily a result of increased sales to spot market service center customers and customers in the appliance, construction and manufacturing markets, partially offset by slightly reduced demand from customers in the automotive market. For the three- and nine-month periods ended September 30, 2005, value-added products comprised 81.9% and 85.9% of total shipments, respectively, down from 87.9% and 91.9% reported in the three and nine months ended September 30, 2004, respectively, principally due to increased hot rolled sales and, to a lesser extent, due to reduced shipments of coated steel products. The following table presents net shipments by product line:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(tons in thousands)	2005		2004		2005		2004
Stainless/electrical	240.2	14.2%	255.0	16.6%	755.2	15.7%	752.9	16.3%
Coated	778.7	46.2%	782.1	50.7%	2,363.4	49.1%	2,430.4	52.6%
Cold-rolled	320.9	19.0%	273.3	17.7%	885.6	18.4%	913.4	19.8%
Tubular	42.6	2.5%	44.0	2.9%	133.2	2.7%	147.4	3.2%

Total value-added shipments	1,382.4	81.9%	1,354.4	87.9%	4,137.4	85.9%	4,244.1	91.9%

Hot-rolled	249.7	14.8%	129.9	8.4%	496.6	10.3%	218.6	4.8%
Secondary	54.9	3.3%	57.5	3.7%	184.0	3.8%	158.5	3.3%

Total shipments	1,687.0	100.0%	1,541.8	100.0%	4,818.0	100.0%	4,621.2	100.0%

For the quarter ended September 30, 2005, net sales were $1,393.3, a 4% increase from the $1,337.3 reported for the corresponding period in 2004. Average selling price per ton for the third quarter was $825 per ton, down approximately 5% from $866 per ton in the third quarter of 2004. The third quarter average selling price of $825 per ton was lower than the second quarter average selling price of $903 per ton due primarily to changes in product mix associated with higher shipments of hot-rolled during the quarter and a slower than expected recovery in the spot market selling prices. Nine-month period net sales in 2005 and 2004 were $4,270.4 and $3,783.5, respectively. The Company’s average steel selling price increased from $816 per ton in the first nine months of 2004 to $886 per ton in the first nine months of 2005. The three and nine month year-over-year increase in net sales and average selling price for 2005 was the result of both higher contract sales prices from renegotiated sales agreements with a majority of the Company’s contract customers and higher spot market prices.

Selling and administrative expenses for the three and nine months ended September 30, 2005 were $51.9 and $156.3, respectively, compared to the corresponding amounts for 2004 of $49.3 and $156.2, respectively. Expenses for the nine-month period in 2005 are comparable to the corresponding period in 2004. Depreciation expense of $49.2 and $149.1, respectively, for the three and nine months ended September 30, 2005 was less than corresponding 2004 depreciation expense of $51.2 and $159.0, respectively, due primarily to certain assets becoming fully depreciated and lower capital spending in recent years.

The Company recorded an operating loss of $25.5 in the three months ended September 30, 2005 compared to an operating profit of $94.5 in the corresponding period of 2004. This quarter-over-quarter decline was principally the result of lower selling prices, higher raw material and natural gas costs and abnormally high planned maintenance outage charges in the third quarter of 2005. During the quarter, the Company had two major planned maintenance outages and various smaller ones. The total planned maintenance outage charges during the third quarter totaled $29.5. This compares to approximately $6.0 in planned maintenance outage charges incurred during the third quarter of 2004. In addition, the third-quarter 2005 results were negatively affected by approximately $7.0 in charges associated with the implementation of a new Ashland Works collective bargaining agreement that was ratified in September 2005. These charges related principally to the establishment of a Voluntary Employees’ Beneficiary Association Trust (“VEBA”) and payment of a bonus to the members of the Ashland Works union upon ratification of the contract.

Operating profits for the nine-month period ended September 30, 2005 and 2004 were $162.3 and $152.4, respectively. The year-over-year improvement resulted largely from increased net sales because of the higher contract customer pricing and higher spot market pricing. In addition, the Company benefited from its ongoing cost containment efforts. For the nine months ended September 30, 2005 and 2004, the Company recorded LIFO charges of $77.8 and $132.1, respectively. Ongoing LIFO charges reflect the continued increase in costs for key raw materials and energy, primarily natural gas, iron ore, scrap and coal. Natural gas costs, which were approximately $14.1 higher in the third quarter as compared to the second quarter of 2005, escalated rapidly in price as a result of Hurricanes Katrina and Rita in the Gulf of Mexico. The Company also experienced higher year-over-year employee benefit costs.

On May 21, 2004, the Company completed the early redemption of the remaining $62.5 principal amount of its Senior Secured Notes due December 2004. In the nine months ended September 30, 2004, the Company recognized a $2.9 charge, which was included in other income, net, related to the early redemption. Interest expense for the three and nine months ended September 30, 2005 was $20.9 and $65.0, respectively, compared to $26.6 and $83.9 for the same periods in 2004. The $18.9 lower interest expense for the nine-month period ended September 30, 2005 was due primarily to the $150.6 net reduction of debt in 2004.

Other income for the nine-month period ended September 30, 2005 of $8.3 was $7.6 higher than the corresponding 2004 period amount of $0.7, reflecting a combination of increased interest income from higher interest rates on increased levels of cash and foreign currency gains resulting from the strong Euro. Also, as previously mentioned, 2004 reflected a $2.9 charge for the early redemption of debt.

During the first half of 2005, the states of New York, Georgia, Kentucky and Ohio enacted new tax legislation. As a result of these changes in state tax laws, the Company expects to pay less in state taxes in future years due to lower tax rates. In the nine months ended September 30, 2005, however, in accordance with Financial Accounting Standard No. 109, the Company was required to recognize as part of its income tax provision a non-cash tax charge of $32.6 for the net reduction in value of the Company’s deferred tax assets resulting from lower anticipated state income taxes.

Taxes recorded through September 30, 2005 have been estimated based on year-to-date income and projected results for the fourth quarter of the year. The final effective tax rate to be applied for 2005 will depend on the actual amount of taxable income generated by the Company for the full year and the amount of net operating loss carryforwards that ultimately can be utilized to offset that income. Also impacting the taxes will be the above referenced state tax law changes that were enacted during the first half of the year by New York, Georgia, Kentucky, and Ohio.

At the end of the second quarter of 2004, based on the Company’s forecasted total taxable income, the incremental taxable income attributable to discontinued operations was totally offset with tax loss carryforwards that were subjected to a valuation allowance in prior years. In the third quarter of 2004, as a result of a greater than anticipated amount of total taxable income from continuing operations expected for 2004, the taxable income resulting from discontinued operations was only partially offset with tax loss carryforwards that were subjected to a valuation allowance in prior years, with the remaining taxable income from these discontinued operations offset by tax loss carryforwards for which a deferred tax asset had been recorded in prior years. The lower than statutory tax rate for these discontinued operations resulted from the recognition of the benefit of reversing the deferred tax valuation allowance related to loss carryforwards. As a result, an effective tax rate of approximately 16% was applied to both the operating income from discontinued operations and the gain on the sales of Douglas Dynamics, LLC and Greens Port Industrial Park during the first nine months of 2004.

In addition, in the first nine months of 2004, the Company recorded a net income tax benefit of $53.2 on income from continuing operations. Of this total benefit, approximately $75.0 was attributable to the utilization of net operating loss carryforwards for which a deferred tax valuation reserve had been recorded in prior years, partially offset by $21.8 of income tax expense.

During the first quarter of 2004, the Company sold Douglas Dynamics, LLC for $264.0, before fees and expenses, and recognized a pre-tax gain of $208.3 ($173.9, after tax, or $1.60 per share) in the first nine months of 2004. During the third quarter, the after tax gain decreased by $28.2 solely as a result of the higher tax rate mentioned previously. During the second quarter of 2004, the Company sold Greens Port Industrial Park for $75.0, before fees and expenses, and recognized a pre-tax gain of approximately $45.5 ($38.0, after tax, or $0.35 per share) in the first nine months of 2004. During the third quarter, the after tax gain decreased by $6.2 as a result of the higher tax rate applied to the gain. Both businesses were accounted for as discontinued operations and together generated a net loss of $1.1 during the three months ended September 30, 2004 and net income of $6.9 during the nine months ended September 30, 2004.

The Company’s net loss in the three months ended September 30, 2005 was $29.0, or $0.26 per share, compared to net income of $83.1, or $0.76 per share for the corresponding period in 2004. Net income for the nine months ended September 30, 2005 and 2004 was $39.2, or $0.35 per share, and $341.2, or $3.13 per share, respectively. The 2005 net income included $32.6 in income tax expense related to the enactment of state income tax law changes during the first half of 2005. The 2004 net income included a $211.9 gain on the sale of discontinued operations.

Outlook

The Company expects an improved fourth quarter as compared to the third quarter of 2005. The principal factor driving the improvement is expected to be higher average selling prices, offset by a net increase in total input costs. Additional details with respect to the factors affecting the fourth quarter outlook are set forth below, but netting them all together, the Company currently is forecasting an operating profit for the fourth quarter of 2005 of approximately $18 to $20 per ton on a continuing operations basis, excluding the effects of a $12.9 pre-tax curtailment charge for the implementation of the Ashland labor contract and a potential non-cash pension and postretirement benefit obligation corridor charge which currently is estimated to be between $100.0 and $150.0. Both of these non-cash charges are discussed below and could result in the Company reporting an operating loss for the fourth quarter.

Despite continued strong demand, shipments are expected to decrease slightly during the fourth quarter. Total production is expected to be comparable to the third quarter, but a portion of that production will go to a slight increase in finished goods inventory to support new contract customer business beginning in 2006. Total fourth quarter shipments currently are projected to be approximately 1,625,000 tons.

The Company expects spot market pricing to continue to recover through the end of 2005. This increase in pricing, coupled with an improved product mix for the fourth quarter is expected to result in an increase in the average selling price for the Company’s products during the fourth quarter of between 3% and 4% as compared to the third quarter. Demand for the Company’s higher-priced electrical steel products, in particular, is robust. The Company also expects that an improved value-added product mix will contribute to the anticipated increase in average selling price. Overall, the percentage of total shipments consisting of value-added products is expected to be approximately 85% in the fourth quarter, compared to 81.9% in the third quarter primarily as a result of lower hot rolled shipments.

Principally as a result of the effects of Hurricanes Katrina and Rita in the Gulf of Mexico, the country is presently faced with record-high natural gas prices. The integrated steel industry uses large volumes of natural gas as part of the steelmaking process and thus has been hit hard by the recent extraordinary increase in the cost of natural gas. The Company does not anticipate that natural gas prices will decline significantly during the fourth quarter. This price increase was partially mitigated by the hedging of a majority of the Company’s fourth quarter natural gas requirements at prices lower than current spot market prices for natural gas. Scrap prices have also risen as a result of Hurricanes Katrina and Rita, principally due to disruptions in transportation. Although scrap prices have moderated somewhat in recent weeks, the Company still anticipates an overall increase in scrap prices in the fourth quarter of 2005. Thus, the Company expects the net impact of these costs for the fourth quarter of 2005 to be approximately $25.0 higher than the third quarter of 2005 due to these higher input costs.

The Company also will experience an increase in labor costs at its Middletown Works due to the impact of an arbitration decision during the third quarter. As a result of that decision, the Company was required to recall 71 laid-off hourly employees during the latter part of the third quarter. During the fourth quarter, the Company will experience the full employment cost of the recalled employees, resulting in an increase in labor costs, quarter over quarter.

In addition, although it will be a non-cash charge, the fourth quarter will be negatively impacted by an approximate $12.9 curtailment pre-tax charge related to the new labor contract negotiated recently with the United Steelworkers’ represented employees at the Company’s Ashland Works. Under that agreement, the existing defined benefit pension will be “locked and frozen” beginning January 1, 2006, with subsequent company pension contributions to the Steelworkers Pension Trust (“SPT”). As a result, the Company is required to recognize the past service pension expense that previously would have been amortized. On balance, the future benefits associated with the new labor contract, including the locking and freezing of the defined benefit plans and increased active and retiree healthcare cost-sharing, will outweigh the one-time fourth quarter curtailment charge and the ongoing contributions to the SPT.

The Company will also experience cost improvements during the fourth quarter. The principal improvement will be with respect to lower planned maintenance outage costs. In the third quarter, the Company had two major planned maintenance outages, including a 10-day outage at its Ashland Works and a 5-day outage at its Middletown Works. No major outages are planned for the fourth quarter. As a result, the Company anticipates that its maintenance outage costs will decrease by approximately $25.0 in the fourth quarter compared to the third quarter and will be approximately the same as the fourth quarter of 2004.

As a result of the installation of a new degasser and the modification of the existing caster equipment during the above-referenced outage at the Ashland Works, that facility began producing degassed slabs in the third quarter. The Company previously was unable to produce all of the degassed slabs necessary to satisfy its customer needs and therefore purchased the balance of its requirements from third parties. Degassed slabs typically sell at a premium compared to non-degassed slabs and are commercially available from fewer suppliers. The recent capital investments at the Ashland Works should eliminate the Company’s need to purchase degassed slabs. The Company anticipates that this will generate significant cost savings in the future, a small part of which will be experienced in the fourth quarter.

There are a number of risks which could impact the Company’s outlook for the fourth quarter and beyond. Those risks are articulated under the Forward-Looking Statements section in this Form 10-Q on page 21. There are several areas of uncertainty, however, which bear special mention in relation to the Company’s outlook.

First, the Company continues to focus on running its existing operations in order to lower overall operating costs. As a result of market conditions and cost reduction strategies, the Company has temporarily idled a cold mill and pickler at its Zanesville Works. The Company also has cold mills and picklers idled at its Mansfield and Butler Works. In addition, the Company holds an equity interest in AK-ISG Steel Coating Company (“AK-ISG”), a facility that operates an electrogalvanizing line. Based on current market conditions, the Company is presently not coating any of its material at this facility, although AK-ISG continues to operate the line for other customers. The Company continues to monitor the strategic utilization of these various assets and the potential exists, at a future date, that the Company could be required to take an impairment charge if conditions worsen. At this time, because factors influencing the determination of the utilization/disposition of these assets are likely to change, the Company cannot reasonably estimate the amount of an impairment charge, if any. The total book value of these assets is approximately $69.4, including the investment in AK-ISG.

Second, as of September 30, 2005, AK Steel’s operations included approximately 5,600 employees that are represented by labor unions under various contracts that expire in the years 2006 through 2008. The Middletown Works hourly employees are represented by the Armco Employees Independent Federation. This union currently represents approximately 2,700 employees and the contract is scheduled to expire on February 28, 2006. In addition, AK Steel’s labor agreements at its Butler Works, Zanesville Works and AK Tube facility are scheduled to expire at various other dates in 2006. Collectively, these three unions represent approximately 1,750 employees. While the Company hopes to avoid any disruptions in operations associated with upcoming labor negotiations, it cannot predict the outcome of those negotiations. There is a potential of a work stoppage, which could have a material impact on the Company’s financial condition, operations and cash flow, if AK Steel and its unions cannot reach agreement in contract negotiations.

Finally, under its method of accounting for pension and other postretirement benefit plans, the Company recognizes into income (loss), as a fourth quarter adjustment, any unrecognized actuarial gains and losses that exceed 10% of the larger of projected benefit obligations or plan assets (the “corridor”). Based on current assumptions for prevailing interest rates and on other relevant assumptions made by the Company, the pre-tax effect of a 2005 fourth quarter non-cash pension and other postretirement benefit obligations charge is estimated to be between $100.0 and $150.0. However, at this time, because factors influencing the determination of plan liabilities and expenses may change, the Company cannot reasonably determine with certainty the actual amount of these fourth quarter charges. Under current assumptions, the Company is not required to make any pension contributions until 2006, when it estimates approximately $100.0 would need to be contributed during the year. The amount of the 2006 contribution, if one is necessary, will depend on, among other things, the investment performance of the pension funds and any potential legislative changes to existing funding requirements.

Liquidity and Capital Resources

At September 30, 2005, the Company had $348.7 of cash and cash equivalents, $172.9 of availability under a $300.0 trade receivable revolving credit facility and $299.1 of availability under a $400.0 inventory credit facility. At September 30, 2005, there were no outstanding borrowings under either credit facility. Total availability under these facilities was reduced by $154.8 of outstanding letters of credit and reduced pools of eligible collateral. Availability under each facility fluctuates monthly with changes in the levels of eligible receivables and inventories. The Company believes that its current liquidity will be adequate to meet its obligations for the foreseeable future. Future liquidity requirements for employee benefit plan contributions, scheduled debt maturities and capital investments are expected to be funded by internally generated cash and/or the other financing sources referred to above and/or in the notes to the financial statements. However, there is no assurance that the Company will be able to generate or obtain all of the necessary liquidity if there is a material deterioration in the steel industry or the overall economy. The Company’s forward-looking statement on liquidity is based on currently available information and to the extent the information is inaccurate, there could be a material adverse impact to the Company’s liquidity.

Net cash generated by operations totaled $73.8 for the nine months ended September 30, 2005. The net cash generated was the result of positive operating results partially offset by a utilization of cash of $84.8 for working capital and $150.0 voluntary early contribution to the pension trust in January 2005. The $84.8 increase in working capital was a result of an increase in accounts receivable associated with increased sales resulting from higher selling prices, higher shipments and the increase in the level of inventories due to higher input costs and an overall higher level of business. In addition, accounts payable increased due principally to the increased purchases necessary to support the Company’s higher level of business.

During the nine months ended September 30, 2005, cash used by investing activities totaled $103.3 including $133.9 for capital investments offset by $29.1 in industrial revenue bond and State of Ohio loan proceeds to finance construction of emission control equipment for the Middletown Works’ blast furnace and basic oxygen furnaces. Capital spending for the year 2005 is expected to total approximately $175.0 and will be partially offset by approximately $35.0 for reimbursement from the restricted funds.

During the nine months ended September 30, 2005, cash flow from financing activities generated $1.1, due primarily to the exercise of stock options.

The Company has no material scheduled debt maturities due before 2009. In addition, as a result of the Pension Funding Equity Act (“Act”) of 2004, which was signed into law in early April 2004, the Company made a special election in the first quarter of 2005 that had the effect of reducing the amount of the Company’s required contributions to its pension plan trust in 2006. The contribution which otherwise would have been due in 2006 was not eliminated. Rather, it was simply deferred to a later date. This deferral provides the Company with more flexibility to use the cash which otherwise would have been contributed to the pension plan trust in 2006 to enhance the sustainable profitability of the Company. To the extent, however, that the financial performance of the Company improves sufficiently to allow such contributions while still moving toward the Company’s goal of sustained profitability, the Company may voluntarily make contributions to the pension plan trust in 2006 over and above the required contributions. The contribution in the amount of $150 million during the first quarter of 2005 was such a voluntary contribution. Based upon current assumptions, no cash payments to the Company’s pension plans are required in 2005. The amount and timing of future required contributions to the pension trust depend on the use of assumptions concerning future events. The most significant of these assumptions relate to future investment performance of the pension funds, actuarial data relating to plan participants and the benchmark interest rate used to discount benefits to their present value. Because of the variability of factors underlying these assumptions, including the possibility of future pension legislation, the reliability of estimated future pension contributions decreases as the length of time until the contribution must be made increases.

Currently, the Company’s major pension plans are significantly underfunded. As a result, absent major increases in long-term interest rates, above average returns on pension plan assets, and/or changes in legislated funding requirements, the Company will be required to make contributions to its pension trusts in varying amounts for at least the next several years. Some of these contributions could be substantial. Based upon updated actuarial assumptions and demographics since the Company reported on this subject in its Annual Report on Form 10-K for the calendar year 2004, the Company now estimates required pension contributions approximately $100.0 for 2006 and $300.0 for 2007. As noted above, however, these estimates could be significantly impacted by numerous factors, including changes in the law with respect to pension funding requirements. In fact, new federal pension legislation has been proposed which, if enacted into law, would significantly change the amount and timing of the Company’s required pension funding contributions, starting as early as 2006. At this time, it is not possible to predict whether such legislation will be enacted into law in either its present or an alternative form and it thus is impossible to reliably quantify future pension funding requirements even for 2006 and 2007.

Forward-Looking Statements

Certain statements in this Form 10-Q, particularly those in the paragraph entitled “Outlook,” reflect management’s estimates and beliefs and are intended to be, and are hereby identified as “forward-looking statements” for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. As discussed in its Form 10-K for the year ended December 31, 2004, the Company cautions readers that such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management. In addition to those noted in the statements themselves, these factors include, but are not limited to, the following:

•	new labor agreements with unions could either enhance or negatively impact our operating costs, operating income and cash flow depending on the success of our labor negotiations;

•	risks of recessionary conditions in the general economy and in the cyclical steel industry;

•	reduced domestic automotive production;

•	changes in demand for the Company’s products;

•	unanticipated plant outages, equipment failures or transportation disruptions;

•	work stoppages or production disruptions associated with labor difficulties in negotiating new labor agreements with our various labor unions which could result in material impacts to operations, operating income and cash flow;

•	actions by the Company’s domestic and foreign competitors;

•	interest rate volatility and declining prices in the securities markets, which affect pension plan assets and the calculation of pension and other postretirement benefit obligations and expenses;

•	changes in the law, rules, or governmental regulations with respect to pension funding;

•	continuing escalation in medical cost trend rates that affects active employee and retiree benefit expenses;

•	unanticipated increases in the prices for, disruptions in the supply of, or poor quality of raw materials and energy, particularly natural gas, scrap, coal, coke, iron ore, alloys and purchased carbon slabs;

•	uncertainties associated with major litigation, labor arbitrations, environmental issues and other contingencies;

•	changes in application or scope of environmental regulations applicable to the Company;

•	changes in United States trade policy and governmental actions with respect to imports, particularly the possible impact of restrictions or tariffs on the importation of carbon slabs;

•	timely completion of business or asset purchases and sales, including receipt of regulatory agency approvals;

•	that future expected cost savings from a business combination or cost reduction initiatives may not be realized; and

•	unanticipated loss of key executives.

Unanticipated developments in the above items could negatively impact our operating costs, operating income and/or cash flow.

Except as required by law, the Company disclaims any obligation to update any forward-looking statements to reflect future developments or events.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

In the ordinary course of business, the Company’s market risk includes changes in a) interest rates, b) the prices of raw materials and energy sources, and c) foreign currency exchange rates. The Company manages interest rate risk by issuing substantially all of its debt securities at a fixed rate. Management does not believe that the Company’s exposure to interest rate market risk has significantly changed since December 31, 2004.

In the ordinary course of business, the Company is exposed to market risk for price fluctuations of raw materials and energy sources. During the first three quarters of 2005, the price of natural gas and iron ore has increased significantly and the Company is experiencing continued cost increases for alloys, primarily titanium. It is uncertain the net amount of increases in natural gas and raw material costs the Company will be able to pass on to the customer in the form of a surcharge or increased pricing.

The Company uses cash settled commodity price swaps and/or options to hedge the price of a portion of its natural gas, nickel, aluminum and zinc requirements. The Company’s hedging strategy is designed to protect it against normal volatility. However, abnormal price increases in any of these commodity markets could negatively impact operating costs. Gains and losses from the use of these instruments are deferred in accumulated other comprehensive loss on the condensed consolidated balance sheets and recognized into cost of products sold in the same period as the underlying transaction. At September 30, 2005 accumulated other comprehensive loss included $20.8 in unrealized net of tax gains for the fair value of these derivative instruments. The following table presents the negative effect on pretax income of a hypothetical change in the fair value of derivative instruments outstanding at September 30, 2005 due to an assumed 10% and 25% decrease in the market price of each of the indicated commodities.

Commodity Derivative	10% Decrease	25% Decrease
Natural Gas	$7.8	$19.4
Nickel	0.1	0.2
Zinc	1.4	3.5

Because these instruments are structured and used as hedges, these hypothetical losses would be offset by the benefit of lower prices paid for the physical commodity. The Company currently does not enter into swap or option contracts for trading purposes.

The Company is also subject to risks of exchange rate fluctuations on a small portion of intercompany receivables that are denominated in foreign currencies. Forward currency contracts are used to manage exposures to certain of these currency price fluctuations. At September 30, 2005, the Company had outstanding forward currency contracts with a total notional value of $9.5 for the sale of euros. Based on the contracts outstanding at September 30, 2005, a 10% increase in the dollar to euro exchange rate would result in a $1.1 pretax loss in the value of these contracts, which would offset the income benefit of a more favorable exchange rate.

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

The following are updates to the Company’s descriptions of pending legal proceedings and environmental matters reported in its Annual Report on Form 10-K for the calendar year 2004 and on its Quarterly Report on Form 10-Q for the quarterly periods ending March 31, 2005 and June 30, 2005:

As previously reported, on September 15, 2004, the Kentucky Department for Environmental Protection (“KYDEP”) issued a Notice of Violation with respect to AK Steel’s Ashland Works, alleging improper disposal of certain residual material at an off-site location. On August 23, 2005, the Commonwealth of Kentucky, Environment and Public Protection Cabinet entered into an Agreed Order in Case No. DWM 4084 with both the off-site location owner and operator, settling all claims and controversies with respect to the alleged Notice of Violation.

As previously reported, on March 10 and March 25, 2004, KYDEP issued Notices of Violation with respect to AK Steel’s Ashland Coke Plant for alleged air opacity excursions. AK Steel is investigating this claim, but has entered into settlement discussions with KYDEP to attempt to resolve it. On October 20, 2005, an Agreed Order was entered between AK Steel and the Commonwealth of Kentucky, Environmental and Public Protection Cabinet, Division of Enforcement, in Case No. DAQ-04016. Under the Agreed Order, AK Steel paid a civil penalty of $0.09 and agreed to perform certain remedial measures at its Ashland Coke Plant.

As previously reported, on January 13, 2004, AK Steel notified the union representing hourly employees at its Middletown Works that it was suspending the minimum base force guarantee of 3,114 contained in the parties’ collective bargaining agreement pursuant to authority granted in that agreement. Subsequently, the union filed a grievance contesting the right of AK Steel to take such action. On July 1, 2004, the arbitrator upheld, subject to certain limitations, the right of AK Steel to suspend the minimum base force guarantee at least through May 10, 2005. The arbitrator further held that the union subsequently could seek a new hearing to determine whether the base force should continue to be suspended after that date. The union did seek such a hearing and on July 1, 2005, the arbitrator issued a ruling (the “July 1, 2005 Award”) which formally ended the base force suspension and required AK Steel to recall certain laid-off employees, but did not require the Company to hire new employees to return to the base force number of 3,114. More specifically, the arbitrator’s ruling required the Company to offer to recall 108 laid-off employees to raise the total Middletown Works hourly workforce to a level of 2,761, subject to attrition, by September 30, 2005. AK Steel has complied with this portion of the July 1, 2005 Award. Of the 108 employees offered recall, 71 returned to work. In lieu of hiring new, additional employees to return the hourly workforce to the 3,114 base force level, the arbitrator’s July 1, 2005 Award allows AK Steel to elect to make payments into a fund. The fund would be used for two purposes. The first purpose would be to establish a VEBA that would be used under certain circumstances after August 1, 2007 to pay for out-of-pocket medical expenses for Middletown Works retirees and/or for then active Middletown Works bargaining unit employees. The second would be for use by a committee established under the collective bargaining agreement to facilitate returning work to the AEIF bargaining unit which had been contracted out to third parties. The amount of the payments to be made into this fund was determined by the arbitrator in a decision issued October 7, 2005. That decision provides that, in the event AK Steel does not hire any new employees to reduce the current shortfall from the minimum base force number, the amount of the payment into the “in lieu of” fund would be approximately $0.5 per week through the expiration of the parties’ current collective bargaining agreement on February 28, 2006. The amount of that payment would be reduced to the extent that AK

Steel hires to reduce the current shortfall. The decision further notes that laid off employees are counted for purposes of determining the minimum base force number, such that AK Steel could avoid making payments into the so-called “in lieu of” fund by hiring to meet the minimum base force number of 3,114, and then laying off any of these recently-hired employees whose active employment is not needed at the Middletown Works. On September 29, 2005, the AEIF filed an action against AK Steel in the United States District Court for the Southern District of Ohio, Case No. 1:05-CV-639, in which the AEIF seeks partial vacation of the arbitrator’s July 1, 2005 Award which authorizes AK Steel to make payments into a fund in lieu of hiring to return to the minimum base force number of 3,114. AK Steel has not yet responded formally to the Complaint, but will timely do so in due course. No discovery has commenced and no trial date has been set yet. AK Steel intends to contest this matter vigorously, including the requirement that AK Steel hire to return to a minimum base force number of 3,114 or alternatively make payments into a fund in lieu of such hiring to reach that number. While the matter is being contested, AK Steel is not paying, or accruing these payments. The Company also expects to address the issue of the minimum base force guarantee in connection with the negotiations for a new collective bargaining agreement to replace the existing agreement which is scheduled to expire on February 28, 2006.

Item 2.	Unregistered Sales of Securities and Use of Proceeds

There were no unregistered sales of equity securities in the quarter ended September 30, 2005.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
July 1 through 31, 2005	158	$6.47	0
August 1 through 31, 2005	0	n/a	0
September 1 through 30, 2005	228	$8.24	0

Total	386	$7.51	0	$59.5

(1)	During the quarter, the Company repurchased shares of common stock owned by participants in its restricted stock awards program under the terms of its Stock Incentive Plan. In order to satisfy the requirement that an amount be withheld that is sufficient to pay federal, state and local taxes due upon the vesting of the restricted stock, employees are permitted to have the Company withhold shares having a fair market value equal to the tax which could be imposed on the transaction. The Company repurchases the withheld shares at the quoted average of high and low prices on the day the participant elects to have the shares withheld.

(2)	On April 25, 2000, the Company announced that its Board of Directors had authorized the Company to repurchase, from time to time, up to $100.0 of its outstanding equity securities. The Company has not repurchased its stock under this program since the third quarter of 2000 and cannot currently reacquire its stock under a covenant contained in the instruments governing its outstanding senior debt.

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

Item 6.	Exhibits

Exhibit 31.1.	Section 302 Certification of Chief Executive Officer
Exhibit 31.2.	Section 302 Certification of Chief Financial Officer
Exhibit 32.1.	Section 906 Certification of Chief Executive Officer
Exhibit 32.2.	Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the following duly authorized person.

AK Steel Holding Corporation
(Registrant)

Dated: November 1, 2005	/s/ ALBERT E. FERRARA, JR.
Albert E. Ferrara, Jr.,
Vice President, Finance and Chief Financial Officer

Dated: November 1, 2005	/s/ ROGER K. NEWPORT
Roger K. Newport
Controller and Chief Accounting Officer