Form 10-K
period 2005-12-31
AK STEEL HOLDING CORP
filed 2006-03-02
CIK 918160

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005.

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File No. 1-13696.

AK STEEL HOLDING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	31-1401455
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

703 Curtis Street, Middletown, OH	45043
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (513) 425-5000.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock $.01 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   X       No      .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes           No  X  .

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   X       No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer             Accelerated filer   X      Non-accelerated filer         .

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934.    Yes          No  X  .

Aggregate market value of the registrant’s voting stock held by non-affiliates at June 30, 2005: $698,500,623.

At February 28, 2006, there were 110,007,219 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant’s definitive proxy statement for the annual meeting of stockholders, (the “2006 Proxy Statement”), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2005.

AK Steel Holding Corporation

i

(Dollars in millions, except per share and per ton amounts)

PART I

Item 1.	Business.

Operations Overview

AK Steel Holding Corporation (“AK Holding”), through its wholly-owned subsidiary, AK Steel Corporation (“AK Steel” and, together with AK Holding, the “Company”), is a fully-integrated producer of flat-rolled carbon, stainless and electrical steels and tubular products.

The Company’s operations consist of seven steelmaking and finishing plants located in Indiana, Kentucky, Ohio and Pennsylvania that produce flat-rolled carbon steels, including premium quality coated, cold-rolled and hot-rolled products, and specialty stainless and electrical steels that are sold in slab, hot band, and sheet and strip form. The Company’s operations also include AK Tube LLC, which further finishes flat-rolled carbon and stainless steel at two tube plants located in Ohio and Indiana into welded steel tubing used in the automotive, large truck and construction markets, and European trading companies that buy and sell steel and steel products.

Customers

In conducting its steel operations, the Company’s marketing efforts are directed principally toward those customers who require the highest quality flat-rolled steel with precise “just-in-time” delivery and technical support. Management believes that the Company’s enhanced product quality and delivery capabilities, and its emphasis on customer technical support and product planning, are critical factors in its ability to serve this segment of the market.

The Company’s flat-rolled carbon steel products are sold primarily to automotive manufacturers and to customers in the appliance, industrial machinery and equipment, and construction markets, consisting principally of manufacturers of home appliances, heating, ventilation and air conditioning equipment and lighting products. Coated, cold rolled, and hot rolled carbon steel products are also sold to distributors, service centers and converters who may further process these products prior to reselling them. To the extent necessary, the Company carries increased inventory levels to meet the requirements of certain of its customers for “just-in-time” delivery.

The Company sells its stainless steel products primarily to customers in the automotive industry, to manufacturers of food handling, chemical processing, pollution control, medical and health equipment and to distributors and service centers. Electrical steels, which are iron-silicon alloys with unique magnetic properties, are sold primarily to manufacturers of power transmission and distribution transformers, electrical motors and generators, and lighting ballasts.

In 2005, the Company experienced record sales revenues. This performance was driven by an increase in sales to most of its markets, including the automotive, appliance, industrial machinery and equipment, and construction markets. Such sales increases were primarily the result of three factors. First, the Company had record shipments. Second, the Company succeeded in negotiating increased pricing for its contract business. Third, the Company experienced volume and price increases for its electrical steel products, driven by strong demand. These factors were somewhat mitigated by a reduction in selling prices in the spot market, primarily distributors and service center markets, as the result of increased competitive market conditions in 2005. Principally, as a result of the greater price increases in the Company’s electrical and other high-end non-automotive markets, the Company’s automotive sales declined to approximately 45% of the Company’s total sales in 2005 compared to 48% in 2004. The Company’s appliance, industrial machinery and equipment, and construction market sales increased to 25% of the Company’s total sales in 2005, principally as the result of increased contract pricing, including for its electrical steel products. The following table sets forth the percentage of the Company’s net sales attributable to various markets:

	Years Ended December 31,
	2005	2004	2003
Automotive	45%	48%	58%
Appliance, Industrial Machinery and Equipment, and Construction	25%	20%	18%
Distributors, Service Centers and Converters	30%	32%	24%

AK Steel is a major supplier to the domestic automotive industry, including foreign manufacturers with plants in the United States. Shipments to General Motors Corporation, the Company’s largest customer, accounted for approximately 13%, 15% and 20% of its net sales in 2005, 2004 and 2003, respectively. Sales to Ford Motor Company accounted for approximately 9%, 8% and 10% of the Company’s net sales during the same respective three-year period. No other customer accounted for more than 10% of the Company’s net sales during 2005, 2004 or 2003. The Company’s relationship with General Motors and Ford is solely that of a supplier in the ordinary course of business. If these companies should elect to source more of their purchases of steel from other steel producers in the future, management believes that any material change in purchases would be phased in over a multi-year period. Management further believes that such a decrease in sales to one or both of these companies would be offset, to a material extent, by sales to new customers and increased sales to other existing customers. If, however, these expectations prove incorrect, the Company’s operating results could be materially adversely affected.

The Company is a party to contracts with all of its major automotive and most of its appliance industry customers and the term of most of these contracts is currently one year. These contracts set forth prices to be paid for each product category during their term. Approximately one-half of these contracts now permit price adjustments to reflect changes in prevailing market conditions or energy and raw material costs. Approximately 70% of the Company’s sales of flat-rolled steel products in 2005 were made to contract customers, and the balance of the Company’s sales were made in the spot market at prevailing prices at the time of sale. Contract customers in 2004 and 2003 represented approximately 70% and 75%, respectively, of total sales.

Raw Materials

The principal raw materials required for the Company’s steel manufacturing operations are iron ore, coal, coke, oxygen, chrome, nickel, silicon, molybdenum, zinc, limestone, and carbon and stainless steel scrap. The Company also uses large volumes of natural gas and electricity in its steel manufacturing operations. In addition, the Company routinely purchases between 10% and 15% of its carbon steel slab requirements from other steel producers to supplement the production from its own steelmaking facilities. Most purchases of coal, iron ore, coke and limestone are made at negotiated prices under annual and multi-year agreements. Purchases of carbon steel slabs, carbon and stainless steel scrap, natural gas and other raw materials are made at prevailing market prices, which are subject to price fluctuations in accordance with supply and demand. The Company enters into financial instruments designated as hedges of the purchases of natural gas and certain raw materials, the prices of which may be subject to volatile fluctuations.

The Company believes that it currently has adequate sources of supply for its raw material and energy requirements for 2006. The Company has secured adequate sources of supply of most of these materials for subsequent years and continues to seek to secure the remainder of its needs.

In December 2004, the Company reached an agreement with Shenango Incorporated for the supply of all of the Company’s anticipated coke purchases through the end of 2009. That agreement extended and modified an existing supply contract that was set to expire at the end of 2005.

In August 2005, the Company entered into an agency agreement with Tube City, LLC for the purchase of ferrous scrap for all of the Company’s steelmaking facilities. As part of the agreement, Tube City is responsible for negotiating the majority of carbon scrap and pig iron purchases for AK Steel plants in Ashland, KY, Butler, PA, and Mansfield and Middletown, OH.

In October 2005, the Company entered into a 10-year take-or-pay agreement with Quebec Cartier Mining Company (“QCM”) for the purchase of iron ore pellets. This contract provides for the purchase of a significant portion of the Company’s iron ore needs from QCM. The purchase price of the pellets is adjustable annually based on the then-market price. Because of the variable pricing nature of the contract and historic significant fluctuations in the market price of iron ore pellets, the Company cannot reasonably determine at this time, its future expenditures for these iron ore pellets.

In October 2005, the Company completed the construction of a new recycling facility at its Ashland Works. The facility can process and recycle waste materials from the plant’s blast furnace, cokemaking operation and continuous caster and reuse the products in the Company’s steelmaking process. The new facility is capable of recycling up to 250,000 tons of waste per year and recovering iron and carbon units that would otherwise be sent to a landfill. The use of the recycled materials will reduce the amount of purchased raw materials needed for the Ashland Works steelmaking process.

In 2005, there were shortages in the marketplace of certain key raw materials such as ferro-nickel, ferro-chrome, ferro-silicon, ferro-manganese, coal, coke, and iron ore, which increased the costs of these raw materials. The Company continues to reduce the risk of supply shortages by entering into multi-year supply contracts such as noted above and by evaluating alternative sources and substitute materials. The potential exists, however, for production disruptions due to shortages of raw materials in the future. If such a disruption were to occur, it could have a material impact on the Company’s financial condition, operations and cash flow.

Research and Development

The Company conducts a broad range of research and development activities aimed at improving existing products and manufacturing processes and developing new products and processes. Research and development costs incurred in 2005, 2004 and 2003 were $6.7, $6.7 and $13.8, respectively. Research and developments costs remained flat in 2005 compared to 2004 and costs were lower in 2004 compared to 2003 as a result of cost-cutting measures instituted in the latter part of 2003.

Employees

At December 31, 2005, the Company’s operations included approximately 8,000 employees, of which approximately 6,300 are represented by international or independent labor unions under various contracts that expire in the years 2006 through 2010. See discussion under Labor Agreements on page 31 of this report for detailed information on these agreements.

Competition

The Company competes with domestic and foreign flat-rolled carbon, stainless and electrical steel producers (both integrated steel producers and mini-mill producers) and producers of plastics, aluminum and other materials that can be used in lieu of flat-rolled steels in manufactured products. Mini-mills generally offer a narrower range of products than integrated steel mills, but can have some competitive cost advantages as a result of their different production processes and non-union work forces. Price, quality, on-time delivery and customer service are the primary competitive factors in the steel industry and vary in relative importance according to the category of product and customer requirements.

Domestic steel producers face significant competition from foreign producers, who typically have lower labor costs and, in some instances, lower raw material and energy costs. The level of U.S. imports of foreign steel also is affected to some degree by the strength or weakness of the U.S. dollar relative to foreign currencies. During 2005, major foreign currencies, such as the euro, were particularly strong relative to the U.S. dollar, which likely increased the cost of foreign steel for U.S. buyers. Imports of finished steel accounted for approximately 22% of domestic steel market demand in 2005, 23% in 2004 and 19% in 2003.

The Company’s ability to compete also has been negatively impacted by the bankruptcies over the last several years of numerous domestic steel companies, including several former major competitors of the Company, and the subsequent global steel industry consolidation. Those bankruptcies enabled other entities to purchase and operate the facilities of the bankrupt steel companies without accepting any responsibility for most, and in some instances, any pension or healthcare obligations to the retirees of the bankrupt companies. In contrast, the Company has continued to provide pension and healthcare benefits to its retirees, resulting in a competitive disadvantage compared to other domestic integrated steel companies and mini-mills that do not provide such benefits to any or most of their retirees. As a result of the bankruptcies of numerous steel competitors, there are now fewer competitors, many having been consolidated into larger global steel companies. Since the fall of 2003, when new management was put in place, the Company has made an intensive effort to reduce this employment cost competitive disadvantage as it negotiates new collective bargaining agreements with the various unions representing the hourly employees at its facilities. Progressive new labor agreements which have significantly reduced total employment costs have been negotiated since the fall of 2003 at the Company’s facilities at Mansfield, OH, Coshocton, OH, Rockport, IN, Ashland, KY (steel plant and coke plant) and the Walbridge, OH facility of AK Tube LLC. These new labor agreements have increased the ability of these facilities to compete effectively in the highly competitive global market for steel while, at the same time, enhancing the ability of the Company to continue to support its retirees’ pension and healthcare needs. The Company continues to focus on this issue with its remaining unions, and in those instances where the parties have been unable to reach agreement on cost reduction measures, the Company has proceeded with its right to implement layoffs, job eliminations and other such actions in order to achieve cost reductions.

Environmental

Environmental Compliance

Domestic steel producers, including AK Steel, are subject to stringent federal, state and local laws and regulations relating to the protection of human health and the environment. Over the past three years, the Company has expended the following for environmental related capital investments and environmental compliance costs:

	Years Ended December 31,
	2005	2004	2003
Environmental related capital investments	$33.3	$28.3	$1.6
Environmental compliance costs	109.0	99.1	99.9

Except as noted below, management does not anticipate any material impact on the Company’s recurring operating costs or future profitability as a result of its compliance with current environmental regulations. Moreover, because all domestic steel producers operate under the same set of federal environmental regulations, management believes that the Company is not disadvantaged relative to its domestic competitors by its need to comply with these regulations.

As previously reported, the United States Environmental Protection Agency (“EPA”) published its final “MACT” (maximum achievable control technology) rules for integrated iron and steel manufacturing facilities in the Federal Register on May 20, 2003. Pursuant to these rules, any existing affected source must have pollution control equipment necessary to comply with the MACT rules installed and operating by May 22, 2006. The blast furnace and basic oxygen furnace at the Company’s Middletown Works are affected sources subject to the new MACT rules. The Company previously announced that its Board had approved the investment necessary to bring its Middletown Works into compliance with the MACT rules. The Company is in the process of installing the necessary pollution control equipment to achieve such compliance. The Company has completed the first phase of this project by installing the necessary equipment at its blast furnace and is on schedule to timely complete the second phase at its basic oxygen furnace by the May 22, 2006 deadline. The Company anticipates that the three-year capital cost (2004-2006) of such compliance will be approximately $65.0. This is the primary reason for the increase in environmental-related capital investments in 2004 and 2005.

Environmental Remediation

AK Steel and its predecessors have been conducting steel manufacturing and related operations for more than 105 years. Although their operating practices are believed to have been consistent with prevailing industry standards during this time, hazardous materials may have been released at one or more operating sites, including sites that are no longer owned by the Company. Potential remediation expenditures have been estimated for those sites where future remediation efforts are probable based on identified conditions, regulatory requirements or contractual obligations arising from the sale of a business or facility.

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

Under authority conferred by the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the EPA and state environmental authorities have conducted site investigations at certain of the Company’s facilities and other third-party facilities, portions of which previously may have been used for disposal of materials that are currently subject to regulation. While the results of these investigations are still pending, AK Steel could be directed to expend funds for remedial activities at the former disposal areas. Because of the uncertain status of these investigations, however, management cannot predict whether or when such expenditures might be required or their magnitude.

On July 27, 2001, AK Steel received a Special Notice Letter from the EPA requesting that AK Steel agree to conduct a Remedial Investigation/Feasibility Study (“RI/FS”) and enter into an administrative order on consent pursuant to Section 122 of CERCLA regarding the former Hamilton Plant located in New Miami, OH. The Hamilton Plant is no longer an operating steel mill, having ceased operations in 1990, and all of its former structures have been demolished and removed. While AK Steel did not believe that a site-wide RI/FS was necessary or appropriate, in April 2002, it entered into a mutually agreed-upon administrative order on consent to perform such an investigation and study of the Hamilton Plant site. AK Steel has accrued $1.4 for the projected cost of the study at the Hamilton Plant. The study is underway and is projected to take several more years to complete.

Environmental Proceedings

On October 9, 2002, AK Steel received an order from the EPA under Section 3013 of RCRA requiring it to develop a plan for investigation of several areas of the Zanesville Works that allegedly could be sources of contamination. A site investigation began in early 2003 and is continuing. The Company has accrued approximately $0.5 for the projected cost of the study at Zanesville Works.

On September 30, 1998, AK Steel received an order from the EPA under Section 3013 of RCRA requiring it to develop a plan for investigation of eight areas of the Mansfield Works that allegedly could be sources of contamination. A site investigation began in November 2000 and is continuing. The Company has accrued approximately $2.1 for the projected cost of the study at the Mansfield Works.

On November 26, 2004, the Ohio EPA issued a Notice of Violation for alleged waste violations associated with an acid leak at AK Steel’s Coshocton Plant. AK Steel is investigating this claim and is working with Ohio EPA to attempt to resolve it. AK Steel believes it will reach a settlement in this matter that will not have a material financial impact on AK Steel, but will vigorously contest any claims which cannot be resolved through settlement discussions.

In addition to the foregoing matters, AK Steel is or may be involved in proceedings with various regulatory authorities that may require it to pay fines, comply with more rigorous standards or other requirements or incur capital and operating expenses for environmental compliance. Except to the extent noted below with respect to the claims in the Federal Action, management believes that the ultimate disposition of the foregoing proceedings will not have, individually or in the aggregate, a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

Available Information

The Company maintains an Internet website at www.aksteel.com. Information about the Company is available on the website free of charge, including the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Information on the Company’s website is not incorporated by reference into this report.

Item 1A.	Risk Factors.

The Company cautions readers that its business activities involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management. The most significant of those risks are:

•	Risk of not obtaining competitive labor agreements. AK Steel continues to have labor agreements at some of its facilities that are not competitive. These include the labor agreements at the Company’s Middletown Works, Butler Works and Zanesville Works, all of which expire in 2006. New labor agreements to be negotiated this year with the unions at these facilities could either enhance or negatively impact the Company’s operating costs, operating income and cash flow depending on the success of labor negotiations.

•	Risk of a work stoppage. The labor agreements with the represented employees at three of AK Steel’s facilities, including its two largest facilities, expire this year. If AK Steel is unable to timely reach a new collective bargaining agreement with one or more of these unions, it could result in a work stoppage. While management is seeking to reach new agreements at these facilities before the existing ones expire, the Company cannot predict the outcome of the contract negotiations. The Company has contingency plans to operate its facilities in the event of a work stoppage, but there is a risk that such a work stoppage, nonetheless, could have a material impact on the Company’s operations and financial results. The Middletown Works labor agreement expired on February 28, 2006 and the parties were unable prior to its expiration to reach a new agreement. Effective March 1, 2006, the the Company elected to exercise its right to prevent the represented employees at the Middletown Works from continuing to work without a labor agreement. The Company has implemented its contingency plan to operate the Middletown Works with temporary replacement workers and salaried employees.

•	Risk of reduced selling prices and shipments associated with a cyclical industry. The steel industry historically has been a cyclical industry. A downturn in the domestic or global economy could adversely affect demand for the Company’s products, which likely would result in lower prices and shipments for such products. Such lower prices and shipments could impact the Company’s sales to the spot market or its efforts to negotiate higher prices with its contract customers.

•	Risk of reduced automotive production. The automotive market remains a key segment of the Company’s sales, with approximately 45% of its sales being to that market in 2005. Total domestic automotive production in 2005 was at a relatively high level on an historical basis. If domestic automotive production in general, or by one or more of the Company’s major domestic customers in particular, were to be reduced significantly, it would likely negatively affect the Company’s sales and financial results.

•	Risk of production disruptions. The Company operates its facilities at capacity, or near capacity, production levels. High levels of production are important to the Company’s financial results because they enable the Company to spread its fixed costs over a greater number of tons. Production disruptions could result in material negative impacts to the Company’s operations and financial results. Such production disruptions could be caused by unanticipated plant outages, equipment failures, transportation disruptions, or unanticipated disruptions in the supply of, or poor quality of, raw materials and energy, particularly natural gas, scrap, coal, coke, iron ore, alloys and purchased carbon slabs.

•	Risk of increased global steel production, particularly in China. Actions by the Company’s domestic and foreign competitors—including, in particular, steel companies in China—to increase production, could result in an increased supply of steel in the United States which would likely result in lower prices for the Company’s products.

•	Risks associated with the Company’s pension obligations. The Company’s pension trust currently is underfunded to meet its long-term obligations. The extent of underfunding is directly affected by changes in interest rates and prices in the securities markets. These items affect pension plan assets and the calculation of pension and other postretirement benefit obligations and expenses could increase the cost to the Company of those obligations, which could have a material adverse affect on the Company’s results and its ability to meet those obligations. In addition, changes in the law, rules, or governmental regulations with respect to pension funding also could materially and adversely affect the cash flow of the Company to meet its pension and other benefit obligations.

•	Risks associated with the Company’s healthcare obligations. The Company provides healthcare coverage to its active employees and its retirees, as well as to certain members of their families. The Company is self-insured with respect to healthcare coverage. The cost of providing such healthcare coverage continues to increase. Continuing escalation in medical cost trend rates that affects active employee and retiree benefit expenses would adversely affect the Company’s financial results and could adversely affect the ability of the Company to provide those benefits.

•	Risk of changes in the cost of raw materials and energy. Approximately 70% of the Company’s sales are pursuant to contracts having durations of six months or more. Approximately half of these sales contracts by volume include mechanisms to adjust the price or to impose a surcharge based upon changes in key raw material costs, but many contain fixed prices or do not allow a pass through of all of the raw material cost increases. Thus, the price at which the Company sells steel will not necessarily change in tandem with changes in its raw material and energy costs. If raw material or energy costs increase significantly, that could adversely impact the Company’s financial results. Raw material and energy costs have increased significantly during the last two years and did adversely impact the Company’s financial results in 2004 and 2005. Significant increases in energy and certain raw material costs are anticipated again in 2006.

•	Risks associated with major litigation, arbitrations, environmental issues and other contingencies. The Company has described several significant environmental and legal proceedings in Items 1 and 3 of this Form 10-K. An adverse result in one or more of those proceedings could negatively impact the Company’s financial results. See discussion under Legal Proceedings on page 8 below.

•	Risks associated with environmental compliance. Due to the nature and extent of environmental issues affecting the Company’s operations and obligations, changes in application or scope of environmental regulations applicable to the Company could have a significant adverse impact on the Company’s operations and financial results.

Item 1B.	Unresolved Staff Comments.

The Company has no unresolved SEC staff comments.

Item 2.	Properties.

The Company’s corporate headquarters are located in Middletown, OH. Steelmaking, finishing and tubing operations are conducted at nine facilities located in Indiana, Kentucky, Ohio and Pennsylvania. All of these facilities are owned by the Company, either directly or through wholly-owned subsidiaries.

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

The Mansfield Works in Ohio, which produces stainless steel, consists of a 1.6 million square-foot facility on a 350-acre site and includes a melt shop with two electric arc furnaces, an argon-oxygen decarburization unit, a thin-slab continuous caster, and a six-stand hot rolling mill.

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

On June 29, 2000, the United States filed a complaint on behalf of the EPA against AK Steel in the U.S. District Court for the Southern District of Ohio (the “Federal Action”) for alleged violations of the Clean Air Act, the Clean Water Act and the RCRA. On June 30, 2000, the State of Ohio moved to intervene in the Federal Action. On March 29, 2001, the U.S. District Court ruled that the State of Ohio could conditionally intervene in the Federal Action. Subsequently, Ohio filed a conditional complaint, which included various environmental claims, including seven air pollution claims. On May 9, 2001, AK Steel moved to dismiss all of Ohio’s claims in the Federal Action. On September 27, 2001, the U.S. District Court dismissed with prejudice the EPA’s air pollution claim. In addition, on December 19, 2001, the U.S. District Court stayed the remaining three air pollution claims of the OEPA in the Federal Action. On January 3, 2003, the U.S. District Court allowed the

Sierra Club and the National Resources Defense Council (“NRDC”) to intervene in the Federal Action. Their complaint is virtually identical to the complaint filed by the United States on June 29, 2000. On November 10, 2003, AK Steel filed a motion to dismiss certain time-barred claims and the RCRA Section 3008(h) claim of the Sierra Club and NRDC. This motion is pending. On November 14, 2003, AK Steel filed a motion for summary judgment on certain claims of the United States, OEPA, the Sierra Club and NRDC which allege that groundwater containing polychlorinated biphenyls (“PCBs”) was adding pollutants through a point source to waters of the United States in violation of the Clean Water Act. This motion is pending. Discovery has commenced, but no trial date has yet been set in the Federal Action. AK Steel is vigorously contesting all of the remaining claims. If the plaintiffs are completely successful in obtaining the relief they have sought in the Federal Action with respect to the air pollution claims, it could result in significant penalties. If the EPA and OEPA are completely successful in obtaining the relief they seek in the Federal Action with respect to their water and/or RCRA claims, it could result in substantial penalties and an order requiring AK Steel to investigate and remediate alleged PCBs and polycyclic aromatic hydrocarbons in Monroe Ditch and Dick’s Creek and other alleged hazardous constituents at the Middletown Works. At this time, the Company is unable to estimate the cost of an adverse outcome related to the air pollution, water pollution or RCRA claims. The parties have recently been engaged in settlement discussions which, if successful, may result in payment of an agreed upon civil penalty, implementation of certain supplemental environmental projects and an agreed upon order requiring AK Steel to remediate alleged PCBs in and near Monroe Ditch and Dick’s Creek, and to investigate other alleged hazardous constituents at the Middletown Works.

On June 26, 2002, seventeen individuals filed a purported class action against AK Steel in the United States District Court for the Southern District of Ohio, Case No. C-1-02-467. As subsequently amended, the complaint alleges that AK Steel discriminates against African-Americans in its hiring practices and that AK Steel discriminates against all of its employees by preventing its employees from working in a racially-integrated environment free from racial discrimination. The named plaintiffs seek various forms of declaratory, injunctive and unspecified monetary relief (including back pay, front pay, lost benefits, lost seniority and punitive damages) for themselves and unsuccessful African-American candidates for employment at AK Steel. AK Steel has answered the complaint and discovery is ongoing. No trial date has been set. AK Steel continues to contest this matter vigorously.

Since 1990, AK Steel (or its predecessor, Armco Inc.) has been named as a defendant in numerous lawsuits alleging personal injury as a result of exposure to asbestos. As of December 31, 2005, there were approximately 401 such lawsuits pending against AK Steel. The great majority of these lawsuits have been filed on behalf of people who claim to have been exposed to asbestos while visiting the premises of a current or former AK Steel facility. Approximately half of these premises suits arise out of claims of exposure at a facility in Houston, Texas that has been closed since 1984. When such an asbestos lawsuit initially is filed, the complaint typically does not include a specific dollar claim for damages. Specific dollar claims for damages were included in the complaints filed in only 129 of the 401 cases pending at December 31, 2005 in which AK Steel is a defendant. Those 129 cases involve a total of almost 2,520 plaintiffs and 15,665 defendants. In each, the complaint typically includes a monetary claim for compensatory damages and a separate monetary claim in an equal amount for punitive damages, and does not attempt to allocate the total monetary claim among the various defendants. For example, 96 of the 129 cases involve claims of $0.2 or less, nine involve claims of between $0.2 and $5.0, twenty involve claims of between $5.0 and $15.0, and four involve claims of $20.0. In each case, the amount described is per plaintiff against all of the defendants, collectively. Thus, it usually is not possible at the outset of a case to determine the specific dollar amount of a claim against AK Steel. In fact, it usually is not even possible at the outset to determine which of the plaintiffs actually will pursue a claim against AK Steel. Typically, that can only be determined through written interrogatories or other discovery after a case has been filed. Thus, in a case involving multiple plaintiffs and multiple defendants, AK Steel initially only accounts for the lawsuit as one claim against it. After AK Steel has determined through discovery whether a particular plaintiff will pursue a claim against it, it makes an appropriate adjustment to statistically account for that specific claim. It has been AK Steel’s experience to date that only a small percentage of asbestos plaintiffs ultimately identify AK Steel as a target defendant from whom they actually seek damages and most of these claims ultimately are either dismissed or settled for a small fraction of the damages initially claimed. Set forth below is a chart showing the number of new claims filed (accounted for as described above), the number of pending claims disposed of (i.e. settled or otherwise dismissed), and the approximate net amount of dollars paid on behalf of AK Steel in settlement of asbestos-related claims in 2005, 2004 and 2003.

	2005	2004	2003
New Claims Filed	186	153	256
Claims Disposed Of	112	163	132
$ Paid in Settlements	$1.3	$1.0	$1.2

Since the onset of asbestos claims against AK Steel in 1990, four asbestos claims against it have proceeded to trial in three separate cases. All four concluded with a verdict in favor of AK Steel. AK Steel intends to continue its practice of vigorously defending the asbestos claims asserted against it. Based upon its present knowledge, and the factors set forth above, AK Steel believes it is unlikely that the resolution in the aggregate of the asbestos claims against AK Steel will have a material adverse effect on the Company’s consolidated results of operations, cash flows or financial condition. However, predictions as to the outcome of pending litigation, particularly claims alleging asbestos exposure, are subject to substantial uncertainties. These uncertainties include (1) the significantly variable rate at which new claims may be filed, (2) the impact of bankruptcies of other companies currently or historically defending asbestos claims, (3) the uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, (4) the type and severity of the disease alleged to be suffered by each claimant, and (5) the potential for enactment of legislation affecting asbestos litigation.

As previously reported, on January 2, 2002 John D. West, a former employee, filed a purported class action in the United States District Court for the Southern District of Ohio against the AK Steel Corporation Retirement Accumulation Pension Plan, or AK RAPP, and the AK Steel Corporation Benefit Plans Administrative Committee, or AK BPAC. Mr. West claims that the method used under the AK RAPP to determine lump sum distributions does not comply with the Employment Retirement Income Security Act of 1974 (“ERISA”) and resulted in underpayment of benefits to him and the other class members. The case was certified as a class action on March 9, 2004 and notices of the class action determination have been mailed to the approximately 1,330 members of the class. On April 8, 2004, the trial court granted the motion for partial summary judgment filed by the plaintiff and held that the manner in which the plaintiff’s lump sum disbursements were calculated under the AK RAPP violated ERISA and the Internal Revenue Code. On October 15, 2004, the plaintiff filed a motion for partial summary judgment on the issues of damages and prejudgment interest. On December 1, 2004, defendants filed a cross-motion for partial summary judgment on the issues of damages and prejudgment interest. The defendants further filed a motion for summary judgment, or in the alternative to amend the class certification, as to ninety-two specific class members on the ground that they had executed general releases which barred their claims. On July 25, 2005, the Court denied the defendants’ motion for summary judgment against such class members, but granted defendants’ motion insofar as it sought to exclude these individuals from the class. The Court further ordered the parties to send notices to the ninety-two individuals informing them that they are excluded from the class, but providing them with additional information to meaningfully evaluate whether to pursue their claims independently. On December 19, 2005, the Court entered its order resolving the disputed damage issues. On February 22, 2006, the Court entered a final judgment against the defendants in the approximate amount of $37.6 in damages and $8.6 in prejudgment interest, for a total of approximately $46.2, with post judgment interest accruing at the rate of 4.7% per annum until paid. The defendants intend to appeal and to continue to contest this matter vigorously. In the event that the defendants do not prevail on appeal, the payment of the damages to class members under the Court’s orders may have an immediate negative impact on the Company’s consolidated financial position, results of operations and cash flows based upon the amount of the judgment plus accrued post-judgment interest at the time the judgment becomes final and its effect on the actuarially-determined pension liability and funding requirements.

As previously reported, on January 13, 2004, AK Steel notified the Armco Employees Independent Federation (the “AEIF”), the union representing hourly employees at its Middletown Works that it was suspending the minimum base force guarantee of 3,114 employees contained in the parties’ collective bargaining agreement pursuant to authority granted in that agreement. Subsequently, the union filed a grievance contesting the right of AK Steel to take such action. On July 1, 2004, the arbitrator upheld, subject to certain limitations, the right of AK Steel to suspend the minimum base force guarantee through at least May 10, 2005. The arbitrator further held that the union subsequently could seek a new hearing to determine whether the base force should continue to be suspended after that date. The union did seek such a hearing and on July 1, 2005, the arbitrator issued a ruling (the “July 1, 2005 Award”) which formally ended the base force suspension and required AK Steel to recall certain laid-off employees, but did not require AK Steel to hire new employees to return to the base force number of 3,114. More specifically, the arbitrator’s ruling required AK Steel to offer to recall 108 laid-off employees to raise the total Middletown Works hourly workforce to a level of 2,761, subject to attrition, by September 30, 2005. AK Steel has complied with this portion of the July 1, 2005 Award. Of the 108 employees offered recall, 71 returned to work. In lieu of hiring new, additional employees to return the hourly workforce to the 3,114 base force level, the arbitrator’s July 1, 2005 award allows AK Steel to elect to make payments into a fund. The fund would be used for two purposes. The first purpose would be to establish a voluntary employees’ beneficiary association (“VEBA”) that would be used under certain circumstances after August 1, 2007 to pay for out-of-pocket medical expenses for Middletown Works retirees and/or for then active Middletown Works bargaining unit employees. The second would be for use by a committee established under the collective bargaining agreement to facilitate returning to the AEIF bargaining unit work that had been contracted out to third parties. The amount of the payments to be made into this fund was determined by the arbitrator in a decision issued October 7, 2005. That decision provides that, in the event AK Steel does not hire any new employees to reduce the current shortfall from the minimum base force number, the amount of the payment into the “in lieu of” fund would be approximately $0.5 per week until the parties’ current collective bargaining agreement expires on February 28, 2006. The amount of that payment would be reduced to the extent that AK Steel hires to reduce the current shortfall. The decision further notes that laid off employees are counted for purposes of determining the minimum base force number, such that AK Steel could avoid making payments into the so-called “in lieu of” fund by hiring to meet the minimum base force number of 3,114, and then laying off any of these recently-hired employees whose active employment is not needed at the Middletown Works. On September 29, 2005, the AEIF filed an action against AK Steel in the United States District Court for the Southern District of Ohio, Case No. 1:05-CV-639, in which the AEIF seeks to vacate that portion of the arbitrator’s July 1, 2005 Award which authorizes AK Steel to make payments into a fund in lieu of hiring to return to the minimum base force number of 3,114. On November 2, 2005, AK Steel answered the Complaint and filed counterclaims seeking to vacate certain aspects of the arbitrator’s July 1, 2005 Award, including the portion which addresses payments into a fund in lieu of hiring to return to the minimum base force number of 3,114, and for other appropriate relief. Trial has been scheduled for February 12, 2007. AK Steel intends to contest this matter vigorously, including the requirement that AK Steel hire to return to a minimum base force number of 3,114 or alternatively make payments into a fund in lieu of such hiring to reach that number. While the matter is being contested, AK Steel is not paying or accruing these payments. The AEIF and AK Steel also may address the issues which are the subject of the pending litigation during the negotiations for a new collective bargaining agreement to replace the existing agreement which expired on February 28, 2006.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

Executive Officers of the Registrant

The following table sets forth the name, age and principal position with the Company of each of its executive officers as of February 28, 2006:

Name	Age	Positions with the Company
James L. Wainscott	48	Chairman of the Board, President and Chief Executive Officer
David C. Horn	54	Senior Vice President, General Counsel and Secretary
John F. Kaloski	56	Senior Vice President, Operations
Albert E. Ferrara, Jr.	57	Vice President, Finance and Chief Financial Officer
Douglas W. Gant.	47	Vice President, Sales and Customer Service
Alan H. McCoy	54	Vice President, Government and Public Relations
Thomas F. McKenna	60	Vice President, Labor Relations
Lawrence F. Zizzo, Jr.	57	Vice President, Human Resources

James L. Wainscott was elected Chairman of the Board of Directors of the Company, effective January 1, 2006, and elected President and Chief Executive Officer in October 2003. Previously, Mr. Wainscott had been the Company’s Chief Financial Officer since July 1998. Mr. Wainscott also served as Treasurer from April 1995 until April 2001. He was elected Senior Vice President in January 2000, having previously served as a Vice President from April 1995 until that date. Before joining the Company, Mr. Wainscott held a number of increasingly responsible financial positions for National Steel, and was elected treasurer and assistant secretary for National Steel in 1993.

David C. Horn was elected Senior Vice President, General Counsel and Secretary in January 2005. Mr. Horn was elected Vice President and General Counsel in April 2001 and assumed the additional position of Secretary in August 2003. From November 2003 through January 2004, Mr. Horn also had responsibility for the Company’s human resource function. Before joining the Company as Assistant General Counsel in December 2000, Mr. Horn was a partner in the Cincinnati-based law firm now known as Frost Brown Todd LLC.

John F. Kaloski was elected Senior Vice President, Operations in January 2005. Mr. Kaloski was named Vice President in April 2003. Prior to joining the Company in October 2002 as Director, Operations Technology, Mr. Kaloski served as a Senior Vice President at National Steel Corporation and held senior management positions at U.S. Steel Corporation.

Albert E. Ferrara, Jr. was elected Vice President, Finance and Chief Financial Officer in November 2003. Mr. Ferrara joined the Company in June 2003 as Director, Strategic Planning and was named Acting Chief Financial Officer in September 2003. Prior to joining the Company, Mr. Ferrara was Vice President, Corporate Development for NS Group, Inc., a tubular products producer, and previously held positions as Senior Vice President and Treasurer with U.S. Steel Corporation and Vice President, Strategic Planning at USX Corporation.

Douglas W. Gant was elected Vice President, Sales and Customer Service in January 2004. From February 2001 until that date, Mr. Gant was Director, Sales and Marketing, having previously served as General Manager, Sales since May 1999. Mr. Gant was a regional sales manager from September 1995 until May 1999.

Alan H. McCoy was elected Vice President, Government and Public Relations in January 1997. From 1994 to 1997, Mr. McCoy was General Manager, Public Relations.

Thomas F. McKenna was elected Vice President, Labor Relations in March 2005. Prior to joining the Company, Mr. McKenna served as Deputy Chief of Staff for Policy for former Indiana Governor Joseph E. Kernan and held several other positions with the State of Indiana. Prior to his public service, Mr. McKenna was Managing Partner of the law firm Bamberger & Feibleman, and Director of Human Resources at the Midwest Steel Division of National Steel.

Lawrence F. Zizzo, Jr. was elected Vice President, Human Resources in January 2004. From January 2001 until May 2003, he was Vice President, Human Resources at National Steel Corporation and from January 1999 until his promotion to Vice President, Mr. Zizzo was Regional Director, Human Resources at National Steel.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

AK Holding’s common stock has been listed on the New York Stock Exchange since April 5, 1995 (symbol: AKS). The table below sets forth, for the calendar quarters indicated, the reported high and low sales prices of the common stock:

2005	High	Low
First Quarter	$18.23	$10.50
Second Quarter	$11.50	$6.23
Third Quarter	$9.79	$6.32
Fourth Quarter	$9.00	$6.28

2004	High	Low
First Quarter	$6.40	$4.10
Second Quarter	$6.87	$3.65
Third Quarter	$8.35	$5.01
Fourth Quarter	$16.00	$8.19

As of February 28, 2006 there were 110,007,219 shares of common stock outstanding and held of record by 7,465 stockholders. Because depositories, brokers and other nominees held many of these shares, the number of record holders is not representative of the number of beneficial holders.

AK Steel has not declared or paid a common stock dividend since the second quarter of 2001. The payment of cash dividends is subject to a restrictive covenant contained in the instruments governing most of its outstanding senior debt. The covenant allows the payment of dividends, if declared by the Board of Directors, and the redemption or purchase of shares of its outstanding capital stock, subject to a formula that reflects cumulative net earnings. As a result of cumulative losses recorded during the last three years, the Company currently is unable to pay a dividend under this formula.

The Company made no purchases of any of its equity securities during the fourth quarter of 2005.

Item 6.	Selected Financial Data.

The following selected historical consolidated financial data for each of the five years in the period ended December 31, 2005 have been derived from the Company’s audited consolidated financial statements. On March 31, 2004 the Company sold Douglas Dynamics, L.L.C. and on April 12, 2004 completed the sale of Greens Port Industrial Park. In addition, on April 19, 2002 the Company sold its Sawhill Tubular division. The results of Douglas Dynamics, Greens Port Industrial Park and Sawhill Tubular are classified as discontinued operations. The selected historical consolidated financial data presented herein are qualified in their entirety by, and should be read in conjunction with, the consolidated financial statements of the Company set forth in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in Item 7.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(dollars in millions, except per share data)
Statement of Operations Data:
Net sales	$5,647.4	$5,217.3	$4,041.7	$4,158.8	$3,681.7
Cost of products sold (exclusive of items below)	4,996.8	4,553.6	3,886.9	3,628.7	3,152.2
Selling and administrative expenses	208.4	206.4	243.6	242.8	231.7
Depreciation	196.4	206.2	221.7	221.2	222.2
Other operating items:
Pension and other postretirement benefits charge (1)	54.2	330.8	240.1	816.8	192.2
Asset impairment charges (2)	31.7	—	—	—	—
Curtailment charge (1)	12.9	—	—	—	—
Stock received in insurance demutualization (3)	—	—	—	—	(49.9)
Insurance settlement (3)	—	—	—	(23.9)	—
Impairment of equity investment (3)	33.9	—	—	10.9	—
Goodwill impairment (3)	—	—	101.2	—	—

Total operating costs	5,534.3	5,297.0	4,693.5	4,896.5	3,748.4

Operating profit (loss)	113.1	(79.7)	(651.8)	(737.7)	(66.7)
Interest expense	86.8	110.1	117.8	128.3	133.1
Loss on early retirement of debt (4)	—	8.7	—	31.7	—
Gain on sale of Anthem stock (4)	—	—	—	24.1	—
Other income (expense)	11.7	5.2	(3.4)	—	5.9

Income (loss) from continuing operations before income tax	38.0	(193.3)	(773.0)	(873.6)	(193.9)
Income tax provision due to state tax law changes	32.6	—	—	—	—
Income tax provision (benefit) (4)	6.2	(223.8)	(178.6)	(353.2)	(72.8)

Income (loss) from continuing operations	(0.8)	30.5	(594.4)	(520.4)	(121.1)
Income and gain on sale from discontinued operations (5)	—	207.9	34.0	18.0	28.7
Cumulative effect of accounting change (6)	(1.5)	—	—	—	—

Net income (loss)	$(2.3)	$238.4	$(560.4)	$(502.4)	$(92.4)

Basic earnings per share:
Income (loss) from continuing operations	$(0.01)	$0.28	$(5.48)	$(4.84)	$(1.14)
Income from discontinued operations	—	1.91	0.31	0.17	0.27
Cumulative effect of accounting change	(0.01)	—	—	—	—

Net income (loss)	$(0.02)	$2.19	$(5.17)	$(4.67)	$(0.87)

Diluted earnings per share:
Income (loss) from continuing operations	$(0.01)	$0.28	$(5.48)	$(4.84)	$(1.14)
Income from discontinued operations	—	1.90	0.31	0.17	0.27
Cumulative effect of accounting change	(0.01)	—	—	—	—

Net income (loss)	$(0.02)	$2.18	$(5.17)	$(4.67)	$(0.87)

Cash dividends per common share	—	—	—	—	$0.125

	As of December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data:
Cash and cash equivalents	$519.6	$377.1	$54.7	$282.5	$100.8
Working capital	1,342.7	1,360.1	579.1	839.4	593.4
Total assets	5,487.9	5,452.7	5,025.6	5,399.7	5,225.8

Current portion of long-term debt	—	—	62.5	62.5	78.0
Long-term debt (excluding current portion)	1,114.9	1,109.7	1,197.8	1,259.9	1,324.5
Current portion of pension and postretirement benefit obligations	237.0	159.9	141.4	102.2	68.2
Long-term pension and postretirement benefit obligations (excluding current portion)	3,115.6	3,264.1	2,940.6	2,580.5	1,736.2
Stockholders’ equity (deficit)	220.5	197.4	(52.8)	529.3	1,033.3

(1)	Under its method of accounting for pensions and other postretirement benefits, the Company recorded fourth quarter corridor charges in 2005, 2004, 2003, 2002 and 2001. Also included in 2005 is a curtailment charge of $12.9 associated with the new labor agreement at the Company’s Ashland Works. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 1 to the consolidated financial statements for additional information.
(2)	In 2005, the Company recorded an asset impairment charge of $31.7 related to certain previously idled stainless processing equipment at its Butler, PA and Mansfield, OH plants.
(3)	In 2005, the Company recorded an asset and equity investment impairment charge of $33.9 related to a decision by AK-ISG Steel Coating Company to indefinitely idle its electrogalvanizing line by March 31, 2006. In 2003, the Company recorded an impairment of its steel operations goodwill. In 2002, the Company recorded a gain on the insurance settlement of certain asbestos and environmental claims, and recognized losses on the impairment of an equity investment. In 2001, the Company received a distribution of shares from its primary health insurance provider upon the demutualization of that company.
(4)	In 2004, the Company reversed previously impaired valuation allowances of its deferred tax assets in the amount of $125.1. In 2003, the Company recorded an increase in the valuation allowance of its deferred tax assets of $87.3. In 2002, the Company recorded a gain on the sale of shares received as a distribution in 2001 from its primary health insurance provider upon the demutualization of that company. In addition, in 2002, the Company recognized losses on the early retirement of long-term debt.
(5)	On March 31, 2004 the Company sold Douglas Dynamics, L.L.C. and on April 12, 2004 completed the sale of Greens Port Industrial Park. As a result, the Company reported a $201.4 gain on the sale.
(6)	The Company’s adoption during the fourth quarter of 2005 of FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143”, resulted in the Company recording a charge of $1.5.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operations Overview

The Company’s continuing operations consist of seven steelmaking and finishing plants that produce flat-rolled carbon steels, including premium-quality coated, cold-rolled and hot-rolled products, and specialty stainless and electrical steels that are sold in slab, hot band, sheet and strip form. These products are sold primarily to the domestic automotive, appliance, industrial machinery and equipment, and construction markets, as well as to distributors, service centers and converters. The Company’s continuing operations also include two plants operated by AK Tube LLC, a wholly-owned subsidiary of the Company, which further finishes flat-rolled carbon and stainless steel into welded steel tubing. In addition, the Company operates European trading companies that buy and sell steel and steel products.

Safety and quality are hallmarks of AK Steel’s operations. AK Steel has led the steel industry in safety performance for many years. In 2005, the Company experienced its best-ever safety performance and received several safety awards. Similarly, the Company has been recognized repeatedly in leading surveys for being industry-best in overall customer satisfaction. In 2005, AK Steel was ranked first in customer satisfaction in a leading industry survey of key automotive, appliance and service center customers, not just with respect to carbon steel but also with respect to specialty products. The Company also had its overall best-ever performance with respect to quality, with most of its plants setting new records in various quality metrics, and received a variety of quality awards from customers and others in 2005. All of the Company’s steel plants have been awarded ISO/TS 16949:2002 Quality Management System certification, which is an international quality management system standard developed by the International Automotive Task Force and the Japan Automobile Manufacturers Association in conjunction with the international standards community. All of the Company’s steel facilities also have been awarded certificates of registration under ISO 14001, a set of voluntary standards that enable an organization to control the impact of its activities, products or services on the environment. Audits to maintain these certifications are performed on a periodic and timely basis, and the Company continues to be ISO/TS16949:2002 and ISO 14001 certified.

The Company completed or announced several capital projects in 2005 which should have a favorable ongoing impact on its operations and financial results. In July 2005, the Company completed the installation of a new vacuum degasser and the modification of the continuous caster at its Ashland Works. This project enables the Company to more closely match its steel production capabilities with customer requirements for ultra-low carbon steel products, primarily for the automotive and appliance markets. In October 2005, the Company completed the construction of a new recycling facility at its Ashland Works. The facility can process and recycle waste materials from the plant’s blast furnace, cokemaking operation and continuous caster and reuse the products in the Company’s steelmaking process. The new facility is capable of recycling up to 250,000 tons of waste per year and recovering iron and carbon units that would otherwise be sent to a landfill. The use of the recycled materials will reduce the amount of purchased raw materials needed for the Ashland Works steelmaking process. In addition, in December 2005, the Company announced that it will invest approximately $8.5 million in its AK Tube facility to enable it to produce large diameter stainless tubing.

On March 31, 2004 the Company completed the sale of Douglas Dynamics, L.L.C., the largest North American manufacturer of snowplows and salt and sand spreaders for four-wheel drive light trucks. On April 12, 2004 the Company completed the sale of Greens Port Industrial Park on the Houston, Texas ship channel. For all periods presented, the results of Douglas Dynamics and Greens Port Industrial Park are classified as discontinued operations.

2005 Financial Results Overview

With an environment of improved customer relations, an improving economy and the realization of cost savings from initiatives that management began in the fourth quarter of 2003, the Company experienced significant improvements in 2005 in its shipments, sales and operating results, excluding the effect of certain non-cash charges discussed in more detail below. Both net sales and shipments increased over 2004 and established new records for the Company in 2005. The average selling price for the Company’s products rose to $879 per ton. The improvement in operating results enabled the Company to continue to improve its cash position, ending the year with $519.6 of cash and $509.8 of availability under its two credit facilities, representing total liquidity of $1,029.4.

Although operating results improved in 2005, there also were continued financial challenges. The Company had to contend with large, unprecedented increases in the costs for raw materials and energy in 2005. As a result, the cost of products sold increased by 9.7% from the prior year. Due to competitive forces, the Company was not able to recoup a portion of those increased costs through price increases. Also, because of the nature of its business, the Company continues to incur significant costs to comply with stringent, and in some instances new, environmental regulations. For example, the Company is investing approximately $65.0 to install new environmental equipment at its Middletown Works to comply with newly-enacted regulations governing particulate emissions. The first phase of that project was completed in 2005.

The Company was able to partially overcome these increased costs in 2005 by improving productivity and quality, lowering operating and overhead costs, reducing discretionary spending wherever prudent, and where possible, adding surcharges to the price of carbon, stainless and electrical steel product sales. Overall, management of the Company is very pleased with the progress made in 2005 and the ongoing efforts of its employees throughout the Company to help the Company make progress toward its goal of returning to sustained profitability.

Key Factors Generally Impacting Financial Results

AK Steel’s financial results are primarily affected by its operating levels and resulting shipments, selling prices, production costs, raw material and energy costs, mix of products sold to the Company’s various markets along with significant pension and other postretirement benefits costs. In addition, the Company’s results are also affected by the overall cyclical nature of the steel industry and global steel competition. A significant factor often affecting the cycle is the performance of the general economy. The industry was particularly hard hit by the economic downturn that continued until the end of 2003. A number of steel companies, including large and small competitors of AK Steel, filed for bankruptcy protection during that downturn. Nonetheless, the level of domestic competition that the Company faces remains high. Many of the steelmaking assets of these bankrupt companies were purchased through the bankruptcy process. The acquiring companies which now operate these assets are able to enjoy cost advantages resulting principally from the elimination of large portions of their predecessors’ retiree pension and healthcare costs, a reduced workforce and a significant reduction in the number of job classes resulting in more cost-effective operations. The relative competition from these lower-cost competitors can impact the Company’s operating results and financial condition from year to year. The steel industry also continues to be impacted by both the consolidation of competitors globally and competition from foreign steel companies. In addition, the steel industry is being impacted by the production and consumption of steel in China which has contributed to the recent price volatility in the steel industry. Notwithstanding this strong competition, demand for steel products currently is relatively strong in the major markets that the Company serves.

2005 Compared to 2004

Shipments

Steel shipments in 2005 were a Company record 6,418,200 tons, compared to 6,252,600 tons in 2004. The year-to-year increase was primarily a result of increased shipments of hot-rolled carbon steel products. The increase in hot-rolled shipments was due to a stronger market for those products in general and higher production levels at the Company’s hot strip mill which allowed the Company to take advantage of that stronger market. The decision to increase hot-rolled shipments resulted in a reduction in both coated and cold-rolled shipments. Shipments of stainless/electrical products declined primarily as the result of reduced shipments of commodity chrome nickel stainless products. This decline in commodity chrome nickel stainless products is the result of the Company adjusting its product mix and customer portfolio objectives to enhance the overall profitability of stainless products by continuing to reduce its participation in the lower margin commodity chrome nickel stainless products. The tubular shipments declined slightly as the result of a decline in 2005 for the construction and service center markets. Overall, value-added products comprised 86.0% of total shipments for 2005, down from 90.8% for 2004. Tons shipped by product category for 2005 and 2004 were as follows:

(tons in thousands)	2005		2004
Stainless/electrical	993.8	15.5%	1,029.2	16.5%
Coated	3,155.8	49.2%	3,225.0	51.6%
Cold-rolled	1,193.7	18.6%	1,231.1	19.7%
Tubular	175.0	2.7%	189.6	3.0%

Subtotal value-added shipments	5,518.3	86.0%	5,674.9	90.8%

Hot-rolled	654.5	10.2%	358.6	5.7%
Secondary	245.4	3.8%	219.1	3.5%

Subtotal non value-added shipments	899.9	14.0%	577.7	9.2%

Total shipments	6,418.2	100.0%	6,252.6	100.0%

Net Sales

Net sales in 2005 also were a Company record $5,647.4, compared to $5,217.3 in 2004. The year-to-year increase was due primarily to higher shipment volumes and higher contract pricing, particularly for electrical steel sales, partially offset by lower stainless steel volume and lower spot market pricing. Average selling prices increased to $879 per ton in 2005 from $833 per ton in 2004, due to general price increases for most of the Company’s products and raw material and energy surcharges on a portion of the sales, primarily in the spot market. The price increases reflected the global increase in demand for steel, and, along with the surcharges, were needed to address the unprecedented increases in the costs of energy and certain key raw materials which the Company experienced in 2005. The Company was only able to implement variable pricing on approximately half of its contract sales in 2005, which represented approximately 70% of its total sales for the year. As a result of the increased prices for electrical and certain other high-end non-automotive products, and resulting higher revenues, the Company’s automotive sales declined to about 45% of total sales. Sales attributable to major market groups as a percent of total sales for 2005 and 2004 were as follows:

	2005	2004
Automotive	45%	48%
Appliance, Industrial Machinery and Equipment, and Construction	25%	20%
Distributors, Service Centers and Converters	30%	32%

Operating Profit (Loss) and Adjusted Operating Profit

The Company’s reported operating profit for the year 2005 was $113.1 as compared to an operating loss of $79.7 for 2004. Included in both of these annual results were large pre-tax, primarily non-cash charges, which are described more fully below. If those charges are excluded, the Company’s adjusted operating profits for the years 2005 and 2004 would be $245.8 and $251.1, respectively.

Exclusion of the non-cash charges, discussed below, from the operating results is presented in order to clarify the effects of those charges on the Company’s operating results and to more clearly reflect the operating performance of the Company on a comparative basis for 2005 and 2004. The excluded charges consist of pension and other postretirement benefit corridor charges (“the corridor charges”), asset and equity investment impairment charges and a pension curtailment charge.

The corridor charges are recorded in the fourth quarter in accordance with the method of accounting for pension and other postretirement benefits which the Company adopted as a result of its merger with Armco Inc. in 1999. While these corridor charges have recurred over the past five years, it is nearly impossible to reliably forecast or predict whether they will occur in future years or, if they do, at what magnitude. They are taken only in the fourth quarter of a calendar year and are driven mainly by events and circumstances beyond the Company’s control, primarily changes in interest rates, health care cost trends, and mortality and retirement assumptions. Additional information concerning these corridor charges is contained in the “Asset Impairment and Pension & OPEB Charges” section below.

The curtailment charge is the result of the new labor agreement that the Company recently entered into with the represented employees at the Company’s Ashland Works. Under this agreement, the existing defined benefit pension plan was “locked and frozen” as of January 1, 2006, with subsequent Company pension contributions being made to the Steelworkers Pension Trust. As a result, the Company was required to recognize in 2005 the past service pension expense that previously would have been amortized. This agreement extends until 2010 and therefore no further curtailment charge is anticipated to recur for the duration of the agreement. Additional information concerning these charges is contained in the “Asset Impairment and Pension & OPEB Charges” section below.

The asset and equity investment impairment charges are the result of idling or closing facilities which the Company does not currently foresee having a need to use. The actions resulting in the write-offs will better position the Company for the future by further consolidating and rationalizing its operations to be more cost effective and allowing for the maximization of the productivity of its other operations. The Company has reviewed all of its assets carefully and does not believe that it is reasonably likely that further asset impairments will occur within the foreseeable future. Additional information concerning this charge is contained in the “Asset Impairment and Pension & OPEB Charges” section below.

Management believes that reporting operating profit and loss on an adjusted basis, which is a non-GAAP financial measure, more clearly reflects the Company’s current operating results and provides investors with a better understanding of the Company’s overall financial performance. In addition, the adjusted operating results facilitate the ability to compare the Company’s financial results to those of our competitors. Management views the reported results of adjusted operating profit (loss) as an important operating performance measure, and as such, believes that the GAAP financial measure most directly comparable to it is operating profit (loss). Adjusted operating profit (loss) is used by management as a supplemental financial measure to evaluate the performance of the business. Management believes that this non-GAAP measure, when analyzed in conjunction with the Company’s GAAP results and the accompanying reconciliations, provides additional insight into the financial trends of the Company’s business versus the GAAP results alone. Management also believes that investors and potential investors in the Company’s securities should not rely on adjusted operating income as a substitute for any GAAP financial measure and the Company encourages investors and potential investors to review the reconciliations of adjusted operating profit (loss) to the comparable GAAP financial measure. While management believes that the non-GAAP measures allow for comparability to competitors, the most significant limitation on that comparison is that the Company immediately recognizes the pension and other postretirement benefit corridor charges in the fourth quarter of the current year. The Company’s competitors do not recognize these pension and other postretirement costs immediately, but instead, amortize these costs over future years. Management compensates for the limitations of this non-GAAP financial measure by recommending that these non-GAAP measures be evaluated in conjunction with the GAAP financial measures.

The following table reflects the reconciliation of non-GAAP financial measures for the full year 2005 and 2004 results:

Reconciliation of Operating Profit (Loss) to Adjusted Operating Profit

	2005	2004
Operating profit (loss), as reported	$113.1	$(79.7)
Pension and other postretirement benefit corridor charges	54.2	330.8
Asset impairment charges	65.6	—
Curtailment charge	12.9	—

Adjusted operating profit	$245.8	$251.1

Operating Costs

Operating costs in 2005 and 2004 were $5,534.3 and $5,297.0, respectively. Operating costs for 2005 were negatively affected by higher steelmaking input costs, including for energy and certain raw materials. Compared to 2004, costs for natural gas, iron ore, coal, and purchased slabs increased by nearly $400 million in 2005. This increase was partially offset by the Company’s continued and successful efforts to reduce its controllable operating costs by reducing the number of employees and improving operating efficiencies on existing production units. As a result of the progressively increasing cost of raw materials, the Company recorded LIFO charges in both 2005 and 2004, although those charges decreased to $60.1 from $200.7, year over year. In addition, the Company incurred a $12.0 decrease in pension and other postretirement benefit expenses excluding the corridor charge discussed below. The Company also received a foreign trade duty payment of $7.1 in 2005. Operating costs in 2005 also were impacted by approximately $22.0 of expenses over 2004 related primarily to blast furnace outages at both its Ashland and Middletown Works.

Selling and Administrative Expense

The Company’s selling and administrative expense increased in 2005, as the result of slightly higher expenses related to retiree benefits.

Depreciation Expense

Depreciation expense declined to $196.4 in 2005 as the result of recent years’ decline in capital spending.

Goodwill Impairment

The Company is required to annually review its goodwill for possible impairment. The 2005 and 2004 annual reviews did not result in any additional goodwill impairment for the Company.

Asset Impairment and Pension & OPEB Charges

In the fourth quarter of 2005, AK-ISG Steel Coating Company, a joint venture that operates an electrogalvanizing line in Cleveland, OH made the decision to indefinitely idle that facility effective March 31, 2006. The Company has determined that it is now able to fully satisfy its electrogalvanizing requirements, under prevailing market conditions, solely through its own facilities. As a result, the Company fully impaired this investment, resulting in a charge of $33.9 in 2005. The Company also recorded an impairment charge of $31.7 related to certain previously-idled stainless processing equipment at its Butler Works and Mansfield Works. The Company determined that it is now able to support its stainless markets through operating efficiencies at its other processing facilities. These actions will better position the Company for the future by further consolidating and rationalizing its operations to be more cost effective and allowing for the maximization of the productivity of its other operations. The Company has reviewed all of its assets carefully and does not believe that it is reasonably likely that further asset impairments will occur within the foreseeable future.

Under the method of accounting for pension and other postretirement benefit plans which the Company adopted at the time of its merger with Armco Inc. in 1999, the Company recognized fourth quarter non-cash charges in 2005 and 2004 of $54.2 and $330.8, respectively. Under this method of accounting, the Company is required to recognize into its results of operations, as a fourth quarter noncash “corridor” adjustment, any unrecognized actuarial net gains or losses that exceed 10% of the larger of projected benefit obligations or plan assets. Amounts inside this 10% corridor are amortized over the average remaining service life of active plan participants. Actuarial net gains and losses occur when actual experience differs from any of the many assumptions used to value the benefit plans, or when the assumptions change, as they may each year when a valuation is performed. The effect of prevailing interest rates on the discount rate used to value projected plan obligations as of the October 31 measurement date is one of the more important factors used to determine the Company’s year-end liability, fourth quarter corridor adjustment and subsequent year’s expense for these benefit plans. An increase in health care costs caused the Company to record a fourth quarter corridor charge of $54.2 related to its other postretirement benefit plans. In 2005, the Company also recorded a net credit to equity of $21.5 to recognize its minimum pension liability. See Liquidity and Capital Resources below for a further discussion of funding requirements and pending pension legislation.

The Company also recognized a fourth-quarter curtailment charge in 2005 of $12.9 related to the new labor contract recently negotiated with the represented employees at the Company’s Ashland Works. Under that agreement, the existing defined benefit pension plan was “locked and frozen” as of January 1, 2006, with subsequent Company pension contributions being made to the Steelworkers Pension Trust (“SPT”). As a result, the Company is required to recognize in 2005 the past service pension expense that previously would have been amortized. On balance, the future benefits associated with the new labor contract, including the locking and freezing of the defined benefit plans and increased active and retiree healthcare cost-sharing, will outweigh the one-time fourth quarter curtailment charge and the ongoing contributions to the SPT.

Interest Expense

The Company’s interest expense for 2005 of $86.8 was $23.3 lower than in 2004 due primarily to reduction of debt in 2004, lower fees associated with the Company’s credit facilities and higher capitalized interest associated with an increase in major capital projects in 2005.

Other Income

The Company’s other income for 2005 of $11.7 was $6.5 higher than 2004 due primarily to increased interest income from higher rates on increased levels of cash.

Deferred Tax Valuation Allowances

In order to fully recognize the deferred tax asset recorded in its financial statements, the Company must generate sufficient taxable income in future years to utilize its carryforwards before they expire. The Company records a valuation allowance to reduce its deferred tax asset to an amount that, in management’s judgment, is more likely than not to be realized. In 2004, the Company reversed previously-impaired valuation allowances of its deferred tax assets in the amount of $125.1 as a result of a significant improvement in its financial results.

Discontinued Operations

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

Net Income (Loss) during 2005 and 2004

The Company’s net loss in 2005 was $2.3, or $0.02 per diluted share. In 2004, the Company reported net income of $238.4, or $2.18 per diluted share. There are several factors to which the difference is principally attributable. Negatively impacting the comparison was the absence in 2005 of the $201.4 gain recognized in 2004 on the sale of discontinued operations, discussed above, and the absence in 2005 of the $125.1 benefit recognized in 2004 related to the reversal of previously established tax valuation allowances, discussed above. In 2005, the Company also incurred a $32.6 income tax provision charge due to state tax law changes that became effective in 2005. Only partially offsetting those negative factors was the year-to-year reduction in the Company’s non-cash charges, discussed above. In 2005, the total of the other postretirement benefit corridor charge, asset impairment charges and curtailment charge was $132.7. In 2004, there were no asset impairment or curtailment charges, but the pension and other postretirement benefit corridor charges totaled $330.8.

Cumulative Effect of Accounting Change

On December 31, 2005, the date of adoption of FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), the Company recorded asset retirement obligations (“AROs”) of $2.4 which included accumulated depreciation of $0.4 associated with the recorded long-lived asset at the time of adoption. The resulting cumulative effect of adopting this statement was $1.5, net of tax of $0.9.

2004 Compared to 2003

Shipments

Steel shipments in 2004 and 2003 were 6,252,600 tons and 5,830,800 tons, respectively. The year-to-year increase was primarily a result of strong demand from customers in the automotive, appliance, construction and manufacturing markets along with strong demand from spot market service center customers. Value-added products comprised 90.8% of total shipments for 2004, up from 87.7% for 2003 on significantly higher shipments of coated and cold-rolled carbon steel products. In addition, improved conditions in the stainless and electrical steel markets contributed to a 16.5% increase in tons shipped for these products as compared to 2003. Hot-rolled shipments declined as a result of the Company’s focus on producing and shipping more cold rolled and coated shipments based on current steel market conditions. Tons shipped by product category for 2004 and 2003 were as follows:

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

Net Sales

Net sales in 2004 were a Company record of $5,217.3, compared to $4,041.7 in 2003, due primarily to higher shipment volumes of value-added shipments, an improved product mix and higher spot market prices across all product lines. Average selling prices increased to $833 per ton in 2004 from $677 per ton in 2003 due to general price increases and raw material and energy surcharges, both primarily on sales in the spot market. The price increases reflect the global increase in demand for steel, while the surcharges were initiated in an effort to recover a portion of unprecedented increases in the costs of energy, particularly natural gas, and certain key raw materials, including nickel, chrome, steel scrap, purchased slabs, coal and coke. During 2004, the percentage of the Company’s sales attributable to the spot market (primarily distributors, service centers and converters) increased significantly as the result of higher steel prices and the implementation of raw material and energy surcharges. The Company was able to implement variable pricing, which includes the use of a surcharge, on slightly less than half of its contract sales by volume in 2004. Such contract sales represented approximately 70% of the Company’s total sales in 2004. As a result of the increased prices in the spot market and resulting higher revenues, the Company’s automotive sales represented about 48% of its total sales, a decline from prior years. Sales attributable to major market groups as a percent of total sales for 2004 and 2003 were as follows:

	2004	2003
Automotive	48%	58%
Appliance, Industrial Machinery and Equipment, and Construction	20%	18%
Distributors, Service Centers and Converters	32%	24%

Operating Profit (Loss) and Adjusted Operating Profit (Loss)

The Company’s reported operating losses for the years 2004 and 2003 were $79.7 and $651.8, respectively. Included in these results were two large pre-tax expense charges, which are described more fully below. If these charges are excluded, the Company’s adjusted operating profit for 2004 would be $251.1 and its adjusted operating loss for 2003 would be $310.5. Exclusion of these charges from the operating losses is presented in order to clarify the effects of these charges on the Company’s operating results and to reflect the operating performance of the Company on a comparative basis for 2004 and 2003. The goodwill impairment charge is not reasonably likely to recur within the next two years. The pension and other postretirement benefit corridor charges are recorded in the fourth quarter as a result of the Company’s unique method of accounting for pension and other postretirement benefits. While these corridor adjustments have recurred over the past four years, it is nearly impossible to reliably forecast or predict whether they will re-occur in future years or, if they do, at what magnitude. They are taken only in the fourth quarter of a calendar year and are driven mainly by events and circumstances beyond the Company’s control, primarily changes in interest rates, health care cost trends, and mortality and retirement assumptions.

Management believes that reporting operating profit and loss on an adjusted basis, which is a non-GAAP financial measure, more clearly reflects the Company’s current operating results and provides investors with a better understanding of the Company’s overall financial performance. In addition, the adjusted operating results facilitate the ability to compare the Company’s reported financial results to those of our competitors and our performance over different periods. Management views the reported results of adjusted operating profit (loss) as an important operating performance measure, and as such, believes that the GAAP financial measure most directly comparable to it is operating profit (loss). Adjusted operating profit (loss) is used by management as a supplemental financial measure to evaluate the performance of the business. Management believes that this non-GAAP measure, when analyzed in conjunction with the Company’s GAAP results and the accompanying reconciliations, provides additional insight into the financial trends of the Company’s business versus the GAAP results alone. Management also believes that investors and potential investors in the Company’s securities should not rely on adjusted operating income as a substitute for any GAAP financial measure and the Company encourages investors and potential investors to review the reconciliations of adjusted operating profit (loss) to the comparable GAAP financial measure. While management believes that the non-GAAP measures allow for comparability to competitors, the most significant limitation on that comparison is that the Company immediately recognizes the pension and other postretirement benefit corridor charges in the fourth quarter of the current year. The Company’s competitors do not recognize these pension and other postretirement costs immediately, but instead, amortize these costs over future years. Management compensates for the limitations of this non-GAAP financial measure by recommending that these non-GAAP measures be evaluated in conjunction with the GAAP financial measures

The following table reflects the reconciliation of non-GAAP financial measures for the full year 2004 and 2003 results:

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

Operating results for 2004 compared to 2003 were negatively affected by higher steelmaking input costs, including raw material and energy costs which was partially offset by lower operating costs. In addition, the Company incurred a $9.4 increase in pension and other postretirement benefit expenses excluding the corridor charge as the result of higher benefit costs. In 2004 and 2003, LIFO charges of $200.7 and $46.2, respectively, reflected progressively increasing raw material and energy costs in both years. Compared to 2003, 2004 input costs increased for natural gas, scrap and purchased slabs by over $300 million. Operating costs in 2004 were also impacted by $18.0 of expenses related to blast furnace outages. Operating costs in 2003 were also unfavorably impacted by an $11.4 planned Middletown Works blast furnace maintenance outage and a $5.6 write-off of equipment at the Middletown Works, including a sinter plant following a change to a type of iron ore pellet that avoids the need to produce high cost sinter. During 2003, the Company also recognized start-up costs of $4.4 for an Ashland Works coke battery that had been on hot idle, but which, upon its restart resulted in substantially higher savings compared to the current high costs of purchasing coke. Results in 2003 also were adversely affected by $4.8 of expenses incurred in connection with the Company’s unsuccessful efforts to acquire the assets of National Steel Corporation.

Selling and Administrative Expense

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

Goodwill

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

Deferred Tax Valuation Allowances

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

Investment Impairment

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

Discontinued Operations

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

Net Income (Loss) during 2004 and 2003

The Company’s net income in 2004 was $238.4, or $2.18 per diluted share. The 2003 net loss reported was $560.4, or $5.17 per diluted share. The improvement in the 2004 results was due primarily to a robust spot market and the successful implementation of raw material and energy surcharges on spot market sales, lower operating costs, the gain on the sale of discontinued operations, and the reversal of deferred tax valuation allowances taken in prior years.

Outlook

All of the statements in this “Outlook” section are subject to, and qualified by, the information set forth beginning on page 36 under the heading “Forward Looking Statements”.

For the first quarter of 2006, the Company expects to ship between 1,575,000 and 1,600,000 tons, with the average selling price increasing by approximately 4-5% from the fourth quarter of 2005. The projected increase in average selling price is primarily the result of increases in pricing from contract customers. The Company also expects first-quarter 2006 raw material costs to rise from fourth-quarter 2005 levels and expects its natural gas costs to remain essentially flat. In addition, the Company anticipates a LIFO charge in 2006 due to expected increases in raw material and energy costs, a portion of which will be taken in the first quarter. Taking all of these factors into account, the Company expects to generate operating profit in the first quarter of between $33 and $37 per shipped ton.

While it is not possible yet to reliably forecast the Company’s financial performance for all of 2006, management believes that steps taken or announced in 2005 have laid a foundation for strong financial performance by the Company in 2006. These steps include:

(1)	In 2005, AK Steel negotiated a “new era” labor agreement with the union at its Ashland Works. In January 2006, the Company’s AK Tube LLC subsidiary also announced that it had negotiated such an agreement with the represented workforce at its Walbridge, OH plant. These new agreements include reduced job classifications to provide more flexibility and cost savings, cost sharing of health care benefits and no base force guarantees. With the Ashland Works agreement, there was also a significant pension benefit savings to the Company.

(2)	The Company negotiated overall price increases with its contract customers throughout 2005. The Company will get the full annual benefit of those price increases for the first time in 2006 and will continue to build on them by seeking additional increases from its customers as contracts are renewed during 2006.

(3)	The Company took steps in 2005 to diversify its automotive customer base and spread its business among a broader group of automotive companies, including new and increased business with the foreign-based automotive companies building vehicles in the United States.

(4)	The Company installed a new vacuum degasser and modified the continuous caster at the its Ashland Works. This project enables the Company to more closely match its steel production capabilities with customer requirements for ultra-low carbon steel products, primarily for the automotive and appliance markets, and enables the Company to avoid paying the premium typically associated with purchase of degassed slabs.

(5)	The Company constructed a new recycling facility at the its Ashland Works. This facility can process and recycle waste materials from the plant’s blast furnace, cokemaking operation and continuous caster and reuse the products in the Company’s steelmaking process. It is capable of recycling up to 250,000 tons of waste per year and recovering iron and carbon units that would otherwise be sent to a landfill. That reduces the need for the Company to purchase those iron units and eliminates the cost of sending the waste containing them to a landfill.

(6)	The Company will expand its production capacity in 2006 for grain-oriented electrical steels through a combination of small, targeted capital investments at existing production lines and by introducing innovative operating practices. The outlook for grain-oriented electrical steel remains very strong, with demand continuing to grow for the Company’s energy efficient products used in power generation and distribution transformers.

(7)	The Company substantially reduced its operating costs in 2005 through a variety of projects to improve efficiencies, reduce consumption of raw materials and energy, and other cost saving measures. The savings from those cost reductions will continue in 2006.

(8)	The Company will invest approximately $8.5 million in its AK Tube facility to allow for the production of large diameter stainless tubing. This new capital investment further enhances AK Tube’s industry-leading technology by helping it meet new market requirements for large diameter stainless tubing for heavy duty truck exhaust components. This market expansion is being driven by new federal environmental standards which will become effective January 1, 2007. Construction of the new tubing mill is expected to be completed by mid-2006.

(9)	In 2005, the Company continued to enhance its ability to secure its raw material requirements. In October 2005, the Company entered into a 10-year take-or-pay long-term supply agreement with Quebec Cartier Mining Company (“QCM”) for the purchase of iron ore pellets. This contract provides for the purchase of a significant portion of the Company’s iron ore needs from QCM. The purchase price of the pellets is adjustable annually based on the then-market price. In August 2005, the Company entered into an agency agreement with Tube City, LLC for the purchase of ferrous scrap for all of the Company’s steelmaking facilities. As part of the agreement, Tube City is responsible for negotiating the majority of carbon scrap and pig iron purchases for AK Steel plants in Ashland, KY, Butler, PA, and Mansfield and Middletown, OH. This contractual arrangement is expected to produce cost savings to the Company related to its scrap purchases.

(10)	The Company made a $150.0 million voluntary contribution to its pension trust fund in January 2005. As a result, the Company now anticipates that its pension funding obligation in 2006 will be approximately $84.0. See Liquidity and Capital Resources below for a further discussion of future pension funding requirements.

Offsetting some of the benefits of these positive factors, however, are anticipated significant increases in the cost of energy, principally natural gas, and certain raw materials in 2006. Although the Company has made progress in its strategy to secure contracts for long-term supplies of raw materials at competitive prices, many of those contracts include forms of variable pricing. Thus, while the Company will have the raw materials its needs, it continues to be exposed to the risk of increases in the global price for many of those raw materials. The Company so far has had only limited success in recouping those cost increases directly through surcharges. The Company currently is anticipating another significant annual increase in the cost of energy and certain raw materials in 2006.

The benefits of the Company’s cost saving efforts addressed above also may be mitigated by changes in the selling price of the Company’s steel products in 2006. Currently, the outlook for the sale of the Company’s high- end, grain-oriented electrical steel products appears likely to be very strong throughout 2006. Current demand for the Company’s other value-added products also remains strong, but is more difficult to forecast for the duration of 2006.

The outlook for the Company in 2006 also may be affected by the expiration of the collective bargaining agreements at its largest two facilities, Middletown Works in Ohio and Butler Works in Pennsylvania. In addition, the collective bargaining agreement at its Zanesville Works also expires in 2006. Collectively, the unions at these three facilities represent approximately 4,300 of the Company’s total of 6,300 represented employees. The Company believes it is imperative that it secure competitive “new era” labor agreements with the represented workers at these facilities, as it has done with the represented workers at six other of its facilities over the course of the past two years. The inability of the Company and the union to timely reach a new collective bargaining agreement at any of these facilities could result in a work stoppage. While the Company has contingency plans to operate its facilities in the event of a work stoppage, there remains a risk that a work stoppage nonetheless could have a material impact on the Company’s operations and financial results. The Middletown Works labor agreement expired on February 28, 2006 and the parties were unable prior to its expiration to reach a new agreement. Effective March 1, 2006, the Company elected to exercise its right to prevent the represented employees at the Middletown Works from continuing to work without a labor agreement. The Company has implemented its contingency plan to operate the Middletown Works with temporary replacement workers and salaried employees.

The potential exists that the Company may also face a corridor charge which would not be recognized until the fourth quarter of 2006. Under the Company’s pension and other postretirement benefit plan accounting method, the annual determination of a fourth quarter corridor adjustment, if any, is made as of the plans’ October 31 measurement date. Since the balance of deferred actuarial losses for all major pension and other postretirement benefit plans was at or near the edge of the 10% corridor at the end of 2005, the development of any additional net actuarial losses (which could result from a decline in interest rates, poor investment returns or adverse changes in assumptions) would likely result in another corridor charge in the fourth quarter of 2006. Whether or not such a charge will be recognized and, if so, the amount of such a charge cannot be reliably predicted or estimated at this time.

Other factors which are relevant to the Company’s 2006 outlook include the following: The Company estimates that depreciation expense will be approximately $200.0 in 2006 compared to $196.4 in 2005 as the result of the major capital investments made in 2005. Capital investments in 2006 are estimated to be approximately $160.0, of which the two largest projects include the completion of the Middletown Works MACT project and the installation of a new large diameter stainless tube mill at AK Tube LLC. In 2005, the Company had planned major outages at both its Ashland and Middletown blast furnaces. The Company currently does not anticipate future planned outages on these furnaces until 2007.

Liquidity and Capital Resources

At December 31, 2005, the Company had $519.6 of cash and cash equivalents, $169.2 of availability under a $300.0 accounts receivable purchase credit facility and $340.6 of availability under a $400.0 five-year senior revolving credit facility that is secured by certain of the Company’s inventories. At December 31, 2005, there were no outstanding borrowings under either credit facility; however, availability under the facilities was reduced by $158.5 due to outstanding letters of credit and reduced pools of eligible accounts receivable and inventories. Availability under both facilities fluctuates monthly based on the varying levels of eligible collateral. The Company has no significant scheduled debt payments due until 2009. In 2009 and 2012, the Company has Senior Notes due of $450.0 and $550.0, respectively.

During 2005, cash generated by operating activities of continuing operations totaled $280.0, due primarily to higher shipment volumes and prices in 2005. Average selling prices increased to $879 per ton in 2005, an increase of $46 per ton over 2004 levels. Cost of products sold, however, increased approximately 10% as a result of a significant rise in the prices paid for raw materials, particularly iron ore, coal, coke, purchased slabs, and energy, primarily natural gas, as well as higher shipping levels. The Company generated a net of $2.5 cash from accounts receivable, inventories, current liabilities and other assets. This was due primarily to the lower level of receivables, a higher level of accounts payable associated with improved payment terms and higher input costs, partially offset by an increase in inventories associated with the increased inventory costs and levels. Management believes that the Company’s receivable, inventory and current liability levels are appropriate in the current business environment and expects a modest net increase of these items in 2006 as a result of expected higher sales and higher raw material costs.

During January 2005 the Company made a voluntary contribution to its pension trust of $150.0. The Company is required to make an approximate $84.0 in pension contributions during 2006. Currently, the Company estimates required payments for 2007 and 2008 to be in the ranges of $250.0 - $300.0 and $200.0 -$250.0, respectively. The calculation of estimated future pension contributions requires the use of assumptions concerning future events. The most significant of these assumptions relate to future investment performance of the pension funds, actuarial data relating to plan participants and the benchmark interest rate used to discount future benefits to their present value. Because of the variability of factors underlying these assumptions, including the possibility of future pension legislation, the reliability of estimated future pension contributions decreases as the length of time until the contributions must be made increases. For a more detailed discussion of these estimates, see “Employee Benefit Obligations”, below.

Cash used by investing activities in 2005 totaled $137.8, which reflects $173.8 of capital investments partially offset by $33.6 of proceeds from the draw on Industrial Revenue Bonds for the Middletown Works MACT project. The higher level of capital investments is associated with the installation of the new vacuum degasser and the modification of the continuous caster at the Company’s Ashland Works.

Cash generated by financing activities in 2005 totaled $0.3 reflecting no major financing activities in 2005.

The Company believes that its current liquidity will be adequate to meet its obligations for the foreseeable future. Future liquidity requirements for employee benefit plan contributions, scheduled debt maturities and capital investments are expected to be funded by internally generated cash and/or other financing sources. However, there is no assurance that the Company will be able to generate or obtain all of the necessary liquidity if there is a material deterioration in the steel industry or the overall economy. The Company’s forward looking statement on liquidity is based on currently available information and, to the extent the information is inaccurate, there could be a material adverse impact to the Company’s liquidity.

Dividends

The payment of cash dividends is subject to a restrictive covenant contained in the instruments governing most of the Company’s outstanding senior notes and in its inventory-based revolving credit facility. The covenant in its senior notes allows the payment of dividends, if declared by the Board of Directors, and the redemption or purchase of shares of its outstanding capital stock, subject to a formula that reflects cumulative net earnings. As a result of cumulative losses recorded over the last three years, the Company is unable to pay a dividend or redeem stock under this formula. In addition, a restriction in the Company’s inventory-based revolving credit facility limits dividends to $12.0 annually.

Financial Covenants

The indentures governing the Company’s outstanding senior notes and the agreements governing its two revolving credit facilities contain restrictions and covenants that may limit the Company’s operating flexibility. The senior note indentures include restrictive covenants regarding a) the use of proceeds from asset sales, b)

some investments, c) the amount of sale/leaseback transactions, and d) transactions by subsidiaries and with affiliates. Furthermore, the senior note indentures impose the following additional financial covenants:

•	A minimum interest coverage ratio of at least 2.5 to 1 for the incurrence of debt. Failure to currently meet this covenant would limit the amount of additional debt the Company can incur to approximately $100.0. At December 31, 2005, the ratio was approximately 3.4 to 1. This number is calculated by dividing the interest expense, including capitalized interest and fees on letters of credit, into EBITDA (defined, essentially, as operating income (i) before interest, income taxes, depreciation, amortization of intangible assets and restricted stock, extraordinary items and purchase accounting and asset distributions, (ii) adjusted for income before income taxes for discontinued operations, and (iii) reduced for the charges related to impairment of goodwill special charges, and pension and other postretirement employee benefit obligation corridor charges). These corridor charges are then amortized over a 10-year period for this calculation.

•	A limitation on “restricted payments”, which consist primarily of dividends and share repurchases, to $25.0 plus 50% of cumulative net income (or minus 100% of cumulative net loss) from April 1, 2002.

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

Capital Investments

The Company anticipates 2006 capital investments of approximately $160.0, which the Company expects to be funded from cash and cash flow generated from operations. The Company also expects to receive the remaining restricted proceeds of $11.8 through the Ohio Air Quality Development Authority and the Ohio Department of Development which will be used to finance construction of emission control equipment for the Middletown Works’ blast furnace and basic oxygen furnaces. The total cost of this project is estimated to be approximately $65.0. The Commonwealth of Kentucky also has provided the Company the ability to receive tax incentives over a 10-year period to help defray the costs for the installation of a vacuum degasser and caster modifications at its Ashland Works facility under the Kentucky Industrial Revitalization Act Tax Credit Program. Through December 31, 2005, the Company has accumulated $3.7 in withholdings, of which is included as a reduction of property, plant and equipment in the consolidated financial statements. To meet the growing demand for energy efficient products used in power generation and distribution transformers, the Company is expanding its production capacity for high-quality, grain-oriented electrical steels. The increased capacity will be achieved through a combination of small, targeted capital investments at existing production lines and by introducing innovative operating practices. At December 31, 2005, commitments for future capital investments totaled approximately $10.3.

Employee Benefit Obligations

Under its method of accounting for pension and other postretirement benefit plans, the Company recognizes into income (loss), as a fourth quarter adjustment, any unrecognized actuarial gains and losses that exceed 10% of the larger of projected benefit obligations or plan assets (the “corridor”). Prevailing interest rates on the fourth quarter measurement date are one of the factors used to determine the Company’s year-end liability, fourth quarter corridor charge and subsequent year’s expense for these benefit plans. Based on the prevailing interest rates and on other relevant assumptions made by the Company, the pre-tax effect of a 2005 fourth quarter non-cash charge related to other postretirement benefit plans was $54.2. There was no corridor charge related to pensions. Also in 2005, the Company had a net credit to equity of $21.5 as a part of the adjustments necessary to recognize the minimum pension liability as required under current accounting rules.

Based on the assumptions used to value other postretirement benefits, primarily retiree healthcare and life insurance benefits, cash payments for these benefits are expected to be in a range of between $126.5 and $164.2 in each of the next 30 years. Based on current assumptions, the Company will be required to make approximately $84.0 in pension contributions during 2006. The amount and timing of future required contributions to the pension trust depends on the use of assumptions concerning future events. The most significant of these assumptions relate to future investment performance of the pension funds, actuarial data relating to plan participants and the benchmark interest rate used to discount benefits to their present value. Because of the variability of factors underlying these assumptions, including the possibility of future pension legislation, the reliability of estimated future pension contributions decreases as the length of time until the contribution must be made increases. Currently, the Company’s major pension plans are significantly underfunded. As a result, absent major increases in long-term interest rates, above average returns on pension plan assets and/or changes in legislated funding requirements, the Company will be required to make contributions to its pension trusts of varying amounts in the long-term. Some of these contributions could be substantial. Currently, the Company estimates required payments for 2007 and 2008 to be in the ranges of $250.0 - $300.0 and $200.0 - $250.0, respectively.

The Company provides healthcare benefits to most of its employees and retirees. The total projected future benefit obligation of the Company with respect to payments for healthcare benefits is included in “Pension and other postretirement benefit obligations” in the Company’s consolidated financial statements. The net amount recognized by the Company as of the end of 2005 for future payment of such benefit obligations was approximately $2.2 billion.

Accounting for retiree healthcare benefits requires the use of actuarial methods and assumptions, including assumptions about current employees’ future retirement dates, the anticipated mortality rate of retirees, anticipated future increases in healthcare costs and the obligation of the Company under future collective bargaining agreements with respect to healthcare benefits for retirees. Changing any of these assumptions could have a material impact on the calculation of the Company’s total obligation for future healthcare benefits. For example, the Company’s calculation of its future retiree healthcare benefit obligation as of the end of 2005 assumed that the Company would continue to provide healthcare benefits to current and future retirees. If this assumption is altered, it could have a material effect on the calculation of the Company’s total future retiree healthcare benefit obligation. This assumption could be altered as a result of one or more developments.

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

The Company is unable to estimate at this time the likely impact that potential changes to the nature and/or scope of its obligation to provide healthcare benefits may have on the calculation of its total future healthcare benefit obligations. Any attempt to make such a calculation would involve significant assumptions and would be subject to substantial uncertainties. That would include (1) changes in the assumptions which underlie the calculations, such as assumptions about current employees’ future retirement dates, the anticipated mortality rate of retirees, and future increases in health care costs, (2) uncertainties as to the extent to which retirees will consent to changes to their healthcare benefits, or that the unions will agree to, or not take action to oppose, such changes in the course of negotiations of new collective bargaining agreements, and (3) uncertainties as to the outcome of arbitrations or litigation that might be initiated by retirees or their unions over this issue.

On September 26, 2005 members of United Steelworkers of America (“USW”) Local 1865 ratified a new five-year labor agreement covering about 750 hourly production and maintenance employees at the Company’s Ashland Works in Kentucky. Annual results for 2005 were negatively affected by approximately $7.0 in charges associated with the implementation of this new collective bargaining agreement. These charges related primarily to the establishment of a voluntary employees’ beneficiary association (“VEBA”). Under the agreement, the Company’s contribution for retiree health care is capped at the 2008 amount. Also, under that agreement, the existing defined benefit pension plan was “locked and frozen” as of January 1, 2006, with subsequent Company pension contributions to the Steelworkers Pension Trust. As a result, the Company is required to recognize the past service pension expense that previously would have been amortized. The fourth quarter pre-tax charge related to this past service pension expense was $12.9. Also included in the agreement is a provision for increased active and retiree healthcare cost-sharing.

Labor Agreements

At December 31, 2005, the Company’s operations included approximately 8,000 employees, of which approximately 6,300 are represented by international or independent labor unions under various contracts that expire in the years 2006 through 2010. The contract for approximately 300 Mansfield hourly employees represented by the United Steel Workers of America was scheduled to expire on March 31, 2005. On February 17, 2005, the members of the union representing these employees voted to extend the contract through February 10, 2007. The labor contract representing approximately 750 hourly employees at the Company’s Ashland facility expired on September 1, 2005 and in September 2005 the United Steelworkers of America Local 1865 ratified a new five-year labor agreement. The new agreement expires September 1, 2010. In January 2006, the United Steelworkers of America Local 1915, the union which represents approximately 150 hourly workers at the Walbridge, OH facility of the Company’s wholly-owned tubemaking unit, AK Tube LLC, ratified a new labor agreement. The new contract expires on January 25, 2009.

In addition, the following labor agreements to which the Company is a party at the Company’s Middletown Works, Zanesville Works, and Butler Works either already are being re-negotiated or will be re-negotiated in 2006. The Zanesville Works and Butler Works agreements expire on May 20, 2006 and on September 30, 2006, respectively. The Middletown Works labor agreement expired on February 28, 2006 and the parties were unable prior to its expiration to reach a new agreement. Effective March 1, 2006, the Company elected to exercise its right to prevent the represented employees at the Middletown Works from continuing to work without a labor agreement. The Company has implemented its contingency plan to operate the Middletown Works with temporary replacement workers and salaried employees. These three agreements cover approximately 4,300 employees. While management is seeking to reach new agreements at these facilities without a work stoppage, the Company cannot predict the outcome of the contract negotiations. There is the potential of a work stoppage if the Company and its unions cannot reach a timely agreement in contract negotiations. The Company has contingency plans to operate its facilities in the event of a work stoppage, but there is a risk that such a work stoppage nonetheless could have a material impact on the Company’s operations and financial results.

Energy and Raw Material Hedging

The Company enters into derivative transactions in the ordinary course of business to hedge the cost of natural gas and certain raw materials. At December 31, 2005, the consolidated balance sheets included current assets of $2.4 for the fair value of these derivatives. Changes in the prices paid for the related commodities are expected to offset the effect on cash of settling these amounts.

Off Balance Sheet Arrangements

The Company holds an equity interest in Combined Metals of Chicago L.L.C., which is not consolidated in the Company’s financial statements. The Company had provided a $3.3 letter of credit to support a portion of Combined Metals’ bank indebtedness proportionate to the Company’s equity investment. The fair value of this guarantee, which is not material, is recorded in accrued liabilities as of December 31, 2005. As of February 1, 2006, the Company is no longer required to provide this letter of credit.

The Company holds an equity interest in AK-ISG Steel Coating Company (“AK-ISG”), a joint venture that operates an electrogalvanizing line in Cleveland, OH, and guarantees its performance under an equipment lease that terminates in 2009. In the fourth quarter of 2005, AK-ISG made the decision to indefinitely idle its electrogalvanizing line effective March 31, 2006. As a result, the Company fully impaired its investment in AK-ISG, resulting in a charge of $33.9 in 2005. The recognition of the above guarantee is included in the impairment charge and is reserved in accrued liabilities.

Tabular Disclosure of Contractual Obligations

In the ordinary course of business, the Company enters into agreements under which it is obligated to make legally enforceable future payments. These agreements include those related to borrowing money, leasing equipment and purchasing goods and services. The following table summarizes by category expected future cash outflows associated with contractual obligations in effect as of December 31, 2005.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$1,116.4	$—	$12.7	$451.4	$652.3
Interest on long-term debt obligations	460.2	81.4	162.7	109.1	107.0
Operating lease obligations	6.6	2.2	2.6	1.5	0.3
Purchase obligations and commitments	5,208.1	2,276.1	2,020.7	447.2	464.1
Pension payment obligations	2,964.6	321.7	626.3	599.9	1,416.7
Other than pension retiree obligations	1,574.7	151.0	318.2	327.2	778.3
Other long term liabilities	133.4	—	42.0	28.7	62.7

Total	$11,464.0	$2,832.4	$3,185.2	$1,965.0	$3,481.4

In calculating the amounts for purchase obligations the Company first identified all contracts under which the Company has a legally enforceable obligation to purchase products or services from the vendor and/or make payments to the vendor for an identifiable period of time. Then for each identified contract, the Company determined its best estimate of payments to be made under the contract assuming 1) the continued operation of existing production facilities, 2) normal business levels, 3) the contract would be adhered to in good faith by both parties throughout its term and 4) prices are as set forth in the contract. Because of changes in the markets it serves, changes in business decisions regarding production levels or unforeseen events, the actual amounts paid under these contracts could differ significantly from the numbers presented above.

In December 2004, the Company reached an agreement with Shenango Incorporated for the supply of all of the Company’s anticipated coke purchases through the end of 2009. The supply agreement, extends and modifies an existing contract that was set to expire at the end of 2005, and is included in the purchase obligation commitments above.

In October 2005, the Company entered into a 10-year take-or-pay agreement with Quebec Cartier Mining Company (“QCM”) for the purchase of iron ore pellets. This contract provides for the purchase of a significant portion of the Company’s iron ore needs from QCM. The purchase price of the pellets is adjustable annually based on the market price.

A number of the purchase contracts specify a minimum volume or price for the products or services covered by the contract. If the Company were to purchase only the minimums specified, the payments set forth in the table would be reduced. Under “requirements contracts” the quantities of goods or services the Company is required to purchase may vary depending on its needs, which are dependent on production levels and market conditions at the time. If the Company’s business deteriorates or increases, the amount it is required to purchase under such a contract would likely change. Many of the agreements for the purchase of goods and services allow the Company to terminate the contract without penalty upon 30- to 90-days prior notice. Any such termination could reduce the projected payments.

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

The Company maintains an allowance for doubtful accounts as a reserve for the loss that would be incurred if a customer is unable to pay amounts due to the Company. While losses due to customer defaults have been low, if in the future the financial condition of some customers deteriorates to an extent that may affect their ability to pay, additional allowances may be needed. Approximately 42% of trade receivables outstanding at December 31, 2005 are due from businesses associated with the U.S. automotive industry. Except in a few situations where the risk warrants it, collateral is not required on trade receivables. While the Company believes its recorded trade receivables will be collected, in the event of default in payment of a trade receivable, the Company would follow normal collection procedures.

The Company records a valuation allowance to reduce its deferred tax asset to an amount that is more likely than not to be realized. In estimating levels of future taxable income needed to realize the deferred tax asset, the Company has considered historical results of operations and the cyclical nature of the steel business and would, if necessary, consider the implementation of prudent and feasible tax planning strategies to generate future taxable income. If future taxable income is less than the amount that has been assumed in determining the deferred tax asset, then an increase in the valuation allowance will be required, with a corresponding charge against income. On the other hand, if future taxable income exceeds the level that has been assumed in calculating the deferred tax asset, the valuation allowance could be reduced, with a corresponding credit to income.

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

Under the applicable accounting standards, actuarial net gains and losses occur when actual experience differs from any of the many assumptions used to value the benefit plans or when the assumptions change, as they may each year when a valuation is performed. The major factors contributing to actuarial gains and losses for pension plans are the differences between expected and actual returns on plan assets and changes in the discount rate used to value pension liabilities as of the measurement date. For other postretirement benefit plans, differences in estimated versus actual healthcare costs, changes in assumed healthcare cost trend rates or a change in the difference between the discount rate and the healthcare trend rate are major factors contributing to actuarial gains and losses. In addition to the potential for corridor adjustments, these factors affect future net periodic benefit expenses. Changes in key assumptions can have a material effect on the amount of annual expense recognized. For example, a one-percentage-point decrease in the expected rate of return on pension plan assets would increase the projected 2006 pension expense by approximately $25.1 before tax. A one-percentage-point increase in the assumed healthcare trend rate would increase projected 2006 other postretirement benefit expense by approximately $13.5 before tax. The discount rate used to value liabilities and assets affects both pensions and other postretirement benefit calculations. A one-quarter-percentage-point decrease in this rate would increase pension expense by $2.6 and other postretirement expense by $0.5. These estimates exclude any potential fourth quarter corridor adjustments.

Property, Plant and Equipment

The total weighted average useful life of the Company’s machinery and equipment is 18.5 years based on the depreciable life of the assets. The Company recognizes costs associated with major maintenance activities at its operating facilities in the period in which they occur.

Investments

The Company’s financial statements consolidate the operations and accounts of the Company and all subsidiaries in which the Company has a controlling interest. The Company also has investments in associated companies that are accounted for under the equity method and, because the operations of these companies are integrated with the Company’s basic steelmaking operations, its proportionate share of their income (loss) is reflected in the Company’s cost of products sold in the consolidated statements of operations. In addition, the Company holds investments in debt securities and minor holdings in equity securities, which are accounted for as available-for-sale or held-to-maturity cost investments. At December 31, 2005, the Company had no investments that it accounted for as trading securities. Each of the Company’s investments is subject to a review for impairment, if and when, circumstances indicate that a loss in value below its carrying amount is other than temporary. Under these circumstances, the Company would write the investment down to its fair value, which would become its new carrying amount.

The Company’s investment in AFSG Holdings, Inc. represents the carrying value of its discontinued insurance and finance leasing businesses, which have been largely liquidated. The activities of the remaining operating companies are being classified as “runoff” and the companies are accounted for, collectively, as a discontinued operation under the liquidation basis of accounting, whereby future cash inflows and outflows are considered. The Company is under no obligation to support the operations or liabilities of these companies.

Financial Instruments

The Company is a party to derivative instruments that are designated and qualify as hedges under the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. (“SFAS”) 133, “Accounting for Derivative Instruments and Hedging Activities” and related pronouncements. The Company’s objective in using such instruments is to protect its earnings and cash flows from fluctuations in the fair value of selected commodities and currencies. For example, in the ordinary course of business, the Company uses cash settled commodity price swaps, with a duration of up to three years, to hedge the price of a portion of its natural gas, nickel, aluminum and zinc requirements. The Company designates these swaps as cash flow hedges and the resulting changes in their fair value are recorded in other comprehensive income. Subsequent gains and losses are recognized into cost of products sold in the same period as the underlying physical transaction. At December 31, 2005, currently valued outstanding commodity hedges would result in the reclassification into earnings of $1.5 in net-of-tax losses within the next twelve months. Based on such reviews as it deems reasonable and appropriate, the Company believes that all counterparties to its outstanding derivative instruments are entities with substantial credit worthiness.

Goodwill

At December 31, 2005 and 2004, the Company’s assets included $37.1 of goodwill. Each year, as required by SFAS 142, “Goodwill and Other Intangible Assets,” the Company performs an evaluation of goodwill to test this balance for possible impairment. The evaluation requires that the reporting unit underlying the goodwill be measured at fair value and, if this value is less than the carrying value of the unit, a second test must be performed. Under the second test, the current fair value of the reporting unit is allocated to the assets and liabilities of the unit including an amount for “implied” goodwill. If implied goodwill is less than the net carrying amount of goodwill, then the difference becomes the amount of the impairment that must be recorded in that year. The Company’s businesses operate in highly cyclical industries and the valuation of these businesses can be expected to fluctuate, which may lead to further impairment charges in future operating costs. The 2005 annual review did not result in any additional goodwill impairment for the Company.

New Accounting Pronouncements

In December 2004, the FASB issued a revised FASB SFAS 123(R) entitled, “Share Based Payment.” SFAS 123(R) sets accounting requirements for “share-based” compensation to employees and requires companies to recognize in the income statement the grant-date fair value of the stock options and other equity-based compensation. SFAS 123(R) is effective for the first annual period beginning after June 15, 2005. As a result of this effective date, the Company will have to comply with SFAS 123(R) in its quarterly and annual reports beginning with its Form 10-Q for fiscal quarter ended March 31, 2006. The Company discloses the effect on net income (loss) and earnings (loss) per share of the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation” in the notes to the consolidated financial statements. The Company has determined the adoption of SFAS 123(R) will not have a material impact on its financial position, results of operations or cash flows. The Company will use the Black Scholes valuation model to determine the value of the awards.

In November 2004, the FASB issued SFAS 151 entitled inventory costs. This Statement amends the guidance in Accounting Research Bulletin No. 43, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight handling costs, and wasted material (spoilage). The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” This Interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The provisions of this Interpretation were effective no later than the end of fiscal years ending after December 31, 2005. The Company adopted this on December 31, 2005, and recorded a $1.5 after tax charge as a cumulative effect of the adoption of FIN 47 (see Note 11).

In May 2005, the FASB issued SFAS 154 entitled “Accounting Changes and Error Corrections.” This Statement is a replacement of Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted principle. The Statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. This statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The issuance of SFAS 154 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Forward-Looking Statements

Certain statements made or incorporated by reference in this Form 10-K, or made in press releases or in oral presentations made by Company employees, reflect management’s estimates and beliefs and are intended to be, and are hereby identified as “forward-looking statements” for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In particular, these include (but are not limited to) statements in the foregoing sections entitled Raw Materials, Employees, Competition, Environmental, Risk Factors, Legal Proceedings, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Operations Overview, Key Factors Generally Impacting Financial Results, Outlook, Liquidity and Capital Resources, Tabular Disclosure of Contractual Obligations, Critical Accounting Policies and Estimates, and New Accounting Pronouncements. In addition, these include statements in Item 7A, Quantitative and Qualitative Disclosure about Market Risk and in the Notes to Consolidated Financial Statements in the paragraphs entitled, Property Plant and Equipment, Goodwill and Other Intangible Assets, Pension and Other Postretirement Benefits Accounting, Concentrations of Credit Risk, Union Contracts, Financial Instruments, Income Taxes, Commitments, and Environmental and Legal Contingencies.

The Company cautions readers that such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management. See Risk Factors on page 6 of this report.

Except as required by law, the Company disclaims any obligation to update any forward-looking statements to reflect future developments of events.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk.

In the ordinary course of business, the Company’s market risk includes changes in (a) interest rates, (b) the prices of raw materials and energy sources, and (c) foreign currency exchange rates. The Company manages interest rate risk by issuing substantially all of its debt securities on a fixed rate basis. The fair value of this debt as of December 31, 2005 is $1,037.2, which was determined primarily from valuations provided by financial consultants. A reduction in prevailing interest rates or improvement in the Company’s credit rating could increase the fair value of this debt. A reduction in the rate used to discount total future principal and interest payments of 1% would result in an increase in the total fair value of the Company’s long-term debt of approximately $50.9. An unfavorable effect on the Company’s results and cash flows from exposure to interest rate declines and a corresponding increase in the fair value of its debt would result only if the Company elected to repurchase its outstanding debt securities at prevailing market prices.

In the ordinary course of business, the Company is exposed to fluctuations in the price of certain raw materials. In recent years, natural gas prices, in particular, have increased significantly and have been highly volatile. At normal consumption levels, a one dollar per MCF change in natural gas prices would result in an approximate $40.0 change in annual pre-tax operating results, excluding the offsetting effects of any then existing hedging instruments. In addition, due primarily to increased demand from foreign steel producers, the costs of unfinished carbon steel slabs and scrap (both of which are purchased in the spot market and are not susceptible to hedging) rose significantly in 2005. Similarly, the Company experienced a significant increase in the cost of iron ore in 2005. Collectively, these and other raw material and energy cost increases have adversely affected the Company’s margins. To offset such cost increases, where competitively possible, the Company attempts to add a surcharge to the price of steel it sells to the spot market and to negotiate a variable pricing mechanism with its contract customers that allows the Company to adjust selling prices in response to changes in the cost of raw materials and energy. In addition, in the case of stainless steel, increased costs for nickel, chrome and molybdenum can usually be recovered through established price surcharges. Approximately 70% of the Company’s sales in 2005 were made under contracts having a duration of six months or more. The Company anticipates that its percentage of contract sales will be similar in 2006. Approximately half of the Company’s existing sales contracts by volume permit an adjustment of selling prices in response to changes in the cost of raw materials and energy. Therefore, a rise in the price of energy (particularly natural gas), raw materials (such as scrap, purchased slabs, coal, iron ore, and zinc) or other commodities will be, in part, passed on to the Company’s customers rather than absorbed solely by the Company.

In addition, in order to further minimize its exposure to fluctuations in raw material costs, and to secure an adequate supply of raw materials, the Company has entered into multi-year purchase agreements for certain raw materials that provide for fixed prices or only a limited variable price mechanism. While enabling the Company to reduce its exposure to fluctuations in raw material costs, this also exposes the Company to an element of market risk relative to its sales contracts. Currently, most of the Company’s sales contracts have a durations of six months to one year and expire during 2006. Approximately half of those contracts have fixed price terms and the other half which have some form of variable pricing do not necessarily enable the Company to recoup the full amount of increases in its raw material and energy costs. When new contracts are negotiated with the Company’s customers, the average sales prices could change, either up or down. If that average sales price decreases, the Company may not be able to reduce its raw material costs to a corresponding degree due to the multi-year term and fixed price nature of some of its raw material purchase contracts.

The Company uses cash settled commodity price swaps and/or options to hedge the price of a portion of its natural gas, nickel, aluminum and zinc requirements. The Company’s hedging strategy is designed to protect it against normal volatility. However, abnormal price increases in any of these commodity markets could negatively impact operating costs. Gains and losses from the use of these instruments are deferred in accumulated other comprehensive loss on the consolidated balance sheets and recognized into cost of products sold in the same period as the underlying physical transaction. At December 31, 2005, accumulated other comprehensive loss includes $1.7 in unrealized net-of-tax losses for the fair value of these derivative instruments. The following table presents the negative effect on pretax income of a hypothetical change in the fair value of derivative instruments outstanding at December 31, 2005 due to an assumed 10% and 25% decrease in the market price of each of the indicated commodities.

Commodity Derivative	10% Decrease	25% Decrease
Natural Gas	$17.3	$43.3
Zinc	0.4	1.1
Nickel	0.2	0.5

Because these instruments are structured and used as hedges, these hypothetical losses would be offset by the benefit of lower prices paid for the physical commodity used in the normal production cycle. The Company currently does not enter into swap or option contracts for trading purposes.

The Company is also subject to risks of exchange rate fluctuations on a small portion of intercompany receivables that are denominated in foreign currencies. The Company occasionally uses forward currency contracts to manage exposures to certain of these currency price fluctuations. At December 31, 2005, the Company had outstanding forward currency contracts with a total value of $10.9 for the sale of euros. Based on the contracts outstanding at the end of 2005, a 10% increase in the dollar to euro exchange rate would result in a $1.1 pretax loss in the value of those contracts, which would offset the income benefit of a more favorable exchange rate.

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

Date February 28, 2006	/s/ JAMES L. WAINSCOTT
James L. Wainscott, Chairman of the Board, President and Chief Executive Officer

Date February 28, 2006	/s/ ALBERT E. FERRARA, JR.
Albert E. Ferrara, Jr., Vice President, Finance and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AK Steel Holding Corporation:

Middletown, OH

We have audited the accompanying consolidated balance sheets of AK Steel Holding Corporation and Subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit), cash flows, and comprehensive income (loss) for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index to Exhibits at Item 99.1. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 10, in 2005, the Company changed the presentation of its consolidated statements of cash flows to present separate disclosure of the cash flows from operating and investing activities of discontinued operations and retrospectively revised the statements of cash flows for the years ended December 31, 2004 and 2003, for the change.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Cincinnati, OH

February 28, 2006

AK STEEL HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2005, 2004 and 2003

(dollars in millions, except per share data)

	2005	2004	2003
Net sales	$5,647.4	$5,217.3	$4,041.7
Cost of products sold (exclusive of items shown separately below)	4,996.8	4,553.6	3,886.9
Selling and administrative expenses	208.4	206.4	243.6
Depreciation	196.4	206.2	221.7
Other operating items:
Pension and other postretirement benefit corridor charges	54.2	330.8	240.1
Asset impairment charges	31.7	—	—
Curtailment charge	12.9	—	—
Impairment of equity investment	33.9	—	—
Goodwill impairment	—	—	101.2

Total operating costs	5,534.3	5,297.0	4,693.5

Operating profit (loss)	113.1	(79.7)	(651.8)
Interest expense	86.8	110.1	117.8
Charge on retirement of long-term debt	—	8.7	—
Other income (expense)	11.7	5.2	(3.4)

Income (loss) from continuing operations before income taxes	38.0	(193.3)	(773.0)
Income tax provision due to state law changes	32.6	—	—
Income tax provision (benefit)	6.2	(223.8)	(178.6)

Total income tax provision (benefit)	38.8	(223.8)	(178.6)

Income (loss) from continuing operations	(0.8)	30.5	(594.4)
Income from discontinued operations, net of tax:
Income from discontinued operations	—	6.5	34.0
Gain on sale of discontinued operations	—	201.4	—

Income (loss) before cumulative effect of accounting change	(0.8)	238.4	(560.4)
Cumulative effect of accounting change, net of tax:	(1.5)	—	—

Net income (loss)	$(2.3)	$238.4	$(560.4)

Basic earnings per share:
Income (loss) from continuing operations	$(0.01)	$0.28	$(5.48)
Income from discontinued operations:
Income from discontinued operations	—	0.06	0.31
Gain on sale of discontinued operations	—	1.85	—
Cumulative effect of accounting change	(0.01)	—	—

Net income (loss) per share	$(0.02)	$2.19	$(5.17)

Diluted earnings per share:
Income (loss) from continuing operations	$(0.01)	$0.28	$(5.48)
Income from discontinued operations:
Income from discontinued operations	—	0.06	0.31
Gain on sale of discontinued operations	—	1.84	—
Cumulative effect of accounting change	(0.01)	—	—

Net income (loss) per share	$(0.02)	$2.18	$(5.17)

Pro forma amounts assuming changes in accounting principles were applied retroactively:
Income (loss) before cumulative effects of accounting change, as reported	$(0.8)	$238.4	$(560.4)
Pro forma effect	(0.2)	(0.2)	(0.1)

Income (loss) before cumulative effects of accounting change, as adjusted	$(1.0)	$238.2	$(560.5)

Per Share Adjusted:
Basic	$(0.01)	$2.19	$(5.17)
Diluted	$(0.01)	$2.18	$(5.17)

Net income (loss) adjusted	$(1.0)	$238.2	$(560.5)

Per Share Adjusted:
Basic	$(0.01)	$2.19	$(5.17)
Diluted	$(0.01)	$2.18	$(5.17)

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004

(dollars in millions, except per share amounts)

	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$519.6	$377.1
Accounts receivable, net	570.0	632.6
Inventories, net	808.4	682.2
Deferred tax asset	329.0	391.6
Other current assets	19.4	23.3

Total Current Assets	2,246.4	2,106.8

Property, Plant and Equipment	4,985.6	4,869.6
Less accumulated depreciation	(2,728.1)	(2,545.1)

Property, plant and equipment, net	2,257.5	2,324.5

Other Assets:
Investment in AFSG	55.6	55.6
Other investments	62.4	106.9
Goodwill	37.1	37.1
Other intangible assets	40.2	60.0
Deferred tax asset	752.5	720.2
Other	36.2	41.6

TOTAL ASSETS	$5,487.9	$5,452.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$450.0	$387.3
Accrued liabilities	216.4	199.5
Current portion of pension and other postretirement benefit obligations	237.0	159.9

Total Current Liabilities	903.4	746.7

Non-current Liabilities:
Long-term debt	1,114.9	1,109.7
Pension and other postretirement benefit obligations	3,115.6	3,264.1
Other liabilities	133.5	134.8

Total Non-current Liabilities	4,364.0	4,508.6

TOTAL LIABILITIES	5,267.4	5,255.3

Stockholders’ Equity:
Preferred stock, authorized 25,000,000 shares	—	—
Common stock, authorized 200,000,000 shares of $.01 par value each; issued 2005, 118,415,233 shares, 2004, 117,706,219 shares; outstanding 2005, 109,806,200 shares; 2004, 109,151,128 shares	1.2	1.2
Additional paid-in capital	1,832.1	1,824.6
Treasury stock, common shares at cost, 2005, 8,609,033; 2004, 8,555,091 shares	(123.6)	(122.9)
Accumulated deficit	(1,308.1)	(1,305.8)
Accumulated other comprehensive loss	(181.1)	(199.7)

TOTAL STOCKHOLDERS’ EQUITY	220.5	197.4

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,487.9	$5,452.7

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2005, 2004 and 2003

(dollars in millions)

	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$(2.3)	$238.4	$(560.4)

Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	196.4	206.2	221.7
Amortization	8.5	12.9	11.1
Deferred income taxes	19.6	(234.0)	(173.8)
Contribution to pension trust	(150.0)	—	—
Pension and other postretirement benefit corridor charge	54.2	330.8	240.1
Asset impairment charges	31.7	—	—
Curtailment charge	12.9	—	—
Impairment of equity investment	33.9	—	—
Cumulative effect of accounting change	1.5	—	—
Goodwill impairment	—	—	101.2
Exclusion of income from and gain on sale of discontinued operations	—	(207.9)	(34.0)
Charge on retirement of long-term debt	—	8.7	—
Other items, net	15.3	(2.1)	18.0
Changes in assets and liabilities:
Accounts receivable	60.2	(231.2)	(17.1)
Inventories	(126.0)	52.2	117.4
Current liabilities	65.5	7.0	(88.8)
Other assets	2.8	7.7	(1.0)
Pension asset and obligation	63.0	65.5	85.9
Postretirement benefit obligation	(3.2)	(18.8)	22.0
Other liabilities	(4.0)	(20.8)	(7.3)

Total adjustments	282.3	(23.8)	495.4

Net cash flows from operating activities of continuing operations	280.0	214.6	(65.0)

Cash flows from investing activities:
Capital investments	(173.8)	(89.3)	(86.8)
Purchase of long-term investments	—	(2.5)	(1.1)
Purchase of a business	—	—	(67.2)
Proceeds from the sale of discontinued operations	—	333.8	—
Proceeds from the sale of investments and property, plant and equipment	1.2	49.3	11.8
Proceeds from draw on restricted funds for emission control expenditures	33.6	21.3	—
Other items, net	1.2	—	(0.3)

Net cash flows from investing activities	(137.8)	312.6	(143.6)

Cash flows from financing activities:
Redemption of long-term debt	—	(213.4)	(62.5)
Fees related to new credit facility or new debt	—	(3.7)	(9.8)
Premium on redemption of long-term debt	—	(5.0)	—
Purchase of treasury stock	(0.6)	(0.2)	(0.7)
Other items, net	0.9	5.0	2.4

Net cash flows from financing activities of continuing operations	0.3	(217.3)	(70.6)

Cash flows from discontinued operations (Revised-see Note 10):
Cash flows from operating activities of discontinued operations.	—	13.2	54.6
Cash flows from investing activities of discontinued operations.	—	(0.7)	(3.2)

Net cash flows from discontinued operations	—	12.5	51.4
Net increase (decrease) in cash and cash equivalents	142.5	322.4	(227.8)
Cash and cash equivalents, beginning of year	377.1	54.7	282.5

Cash and cash equivalents, end of year	$519.6	$377.1	$54.7

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(dollars in millions)

	Common Stock	Additional Paid-In- Capital	Treasury Stock	Accum- ulated Deficit	Other Compre- hensive Income/ (Loss)	Total
Balance, December 31, 2002	$1.2	$1,812.1	$(122.0)	$(983.8)	$(178.2)	$529.3
Net loss				(560.4)		(560.4)
Unrealized gain on marketable securities					2.3	2.3
Tax benefit from common stock compensation		(1.5)				(1.5)
Purchase of treasury stock			(0.7)			(0.7)
Derivative instrument hedges					8.7	8.7
Foreign currency translation adjustment					2.3	2.3
Minimum pension liability					(38.1)	(38.1)
Issuance of restricted stock, net		5.6				5.6
Change in unamortized restricted stock		(0.3)				(0.3)

Balance, December 31, 2003	1.2	1,815.9	(122.7)	(1,544.2)	(203.0)	(52.8)
Net income				238.4		238.4
Unrealized loss on marketable securities					(0.4)	(0.4)
Stock options exercised		3.5				3.5
Tax benefit from common stock compensation		(1.0)				(1.0)
Purchase of treasury stock			(0.2)			(0.2)
Derivative instrument hedges					(6.7)	(6.7)
Foreign currency translation adjustment					1.5	1.5
Minimum pension liability					8.9	8.9
Issuance of performance shares, net		0.1				0.1
Change in unamortized performance shares		(0.1)				(0.1)
Issuance of restricted stock, net		1.0				1.0
Change in unamortized restricted stock		5.2				5.2

Balance, December 31, 2004	1.2	1,824.6	(122.9)	(1,305.8)	(199.7)	197.4
Net income				(2.3)		(2.3)
Stock options exercised		3.1				3.1
Tax benefit from common stock compensation		1.3				1.3
Purchase of treasury stock			(0.7)			(0.7)
Derivative instrument hedges					(0.6)	(0.6)
Foreign currency translation adjustment					(2.3)	(2.3)
Minimum pension liability					21.5	21.5
Issuance of performance shares, net		(0.1)				(0.1)
Change in unamortized performance shares		0.1				0.1
Issuance of restricted stock, net		4.8				4.8
Change in unamortized restricted stock		(1.7)				(1.7)

Balance, December 31, 2005	$1.2	$1,832.1	$(123.6)	$(1,308.1)	$(181.1)	$220.5

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2005, 2004 and 2003

(dollars in millions)

	2005	2004	2003
Net income (loss)	$(2.3)	$238.4	$(560.4)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(2.3)	1.5	2.3
Derivative instrument hedges, mark to market:
Gains (losses) arising in period	9.4	(3.7)	12.2
Less: Reclassification of gains included in net income	(10.0)	(3.0)	(3.5)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	—	(0.1)	1.9
Less: Reclassification of (gains) losses included in net income	—	(0.3)	0.4
Minimum pension liability adjustment	21.5	8.9	(38.1)

Comprehensive income (loss)	$16.3	$241.7	$(585.2)

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

Supplemental Disclosure of Cash Flow Information:

	2005	2004	2003
Cash paid during the period for:
Interest (net of interest capitalized)	$81.7	$107.1	$112.2
Income taxes	11.1	13.0	3.0

Supplemental Cash Flow Information Regarding Non-Cash Investing and Financing Activities:    The Company granted to certain employees common stock with values, net of cancellations, of $4.8, $1.0 and $5.6 in 2005, 2004 and 2003, respectively, under its restricted stock award programs (see Note 3). The Company received restricted cash in 2005 and 2004 of $5.0 and $61.7, respectively, to be used for construction of emission control equipment at Middletown Works (see Note 5). The Company had open accounts payables and accruals at December 31, 2005 and 2004 of $15.5 and $20.7 respectively, related to property, plant and equipment purchases.

Accounts Receivable:    The allowance for doubtful accounts was $6.6 and $5.6 at December 31, 2005 and 2004, respectively.

Inventories:    Inventories are valued at the lower of cost or market. The cost of the majority of inventories is measured on the last in, first out (“LIFO”) method. Other inventories are measured principally at average cost and consist mostly of foreign inventories and certain raw materials.

	2005	2004
Inventories on LIFO:
Finished and semifinished	$776.3	$738.7
Raw materials and supplies	344.4	229.4
Adjustment to state inventories at LIFO value	(351.7)	(291.6)

Total	769.0	676.5
Other inventories	39.4	5.7

Total inventories	$808.4	$682.2

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

During 2005, 2004 and 2003, liquidation of LIFO layers generated income of $9.0, 25.1 and $11.1, respectively.

Property, Plant and Equipment:    Plant and equipment are depreciated under the straight-line method over their estimated lives. Land improvements and leaseholds are depreciated over 20 years, buildings, over 40 years and machinery and equipment, over 2 to 20 years. The estimated weighted average life of the Company’s machinery and equipment is 18.5 years. The Company recognizes costs associated with major maintenance activities at its operating facilities in the period in which they occur. The Company’s property, plant and equipment balances as of December 31, 2005 and 2004 are as follows:

	2005	2004
Land, land improvements and leaseholds	$135.9	$134.4
Buildings	354.9	329.1
Machinery and equipment	4,392.0	4,297.3
Construction in progress	102.8	108.8

Total	4,985.6	4,869.6
Less accumulated depreciation	(2,728.1)	(2,545.1)

Property, plant and equipment, net	$2,257.5	$2,324.5

The amount of interest on capital projects capitalized in 2005 and 2004 was $5.4 and $2.7, respectively. The Company reviews the carrying value of long-lived assets to be held and used and long-lived assets to be disposed of when events and circumstances warrant such a review. If the carrying value of a long-lived asset exceeds its fair value, an impairment has occurred and a loss is recognized based on the amount by which the carrying value exceeds the fair market value less cost to dispose for assets to be sold or abandoned. Fair market value is determined using quoted market prices, estimates based on prices of similar assets or anticipated cash flows discounted at a rate commensurate with risk.

Investments:    The Company has investments in associated companies that are accounted for under the equity method. Because the operations of these companies are integrated with its basic steelmaking operations, the Company includes its proportionate share of the income (loss) of these associated companies in cost of products sold in its consolidated statements of operations. Operating income (loss) includes loss from equity companies of $3.8 in 2005, and income from equity companies of $4.6 and $0.8 for 2004 and 2003, respectively.

The Company has a note receivable of $35.0 due from Combined Metals of Chicago L.L.C., an entity in which it holds an equity interest. The note is subordinate to outstanding bank indebtedness of the entity. The Company has provided a $3.3 letter of credit to support a portion of the entity’s bank indebtedness proportionate to the Company’s equity investment. The fair value of this guarantee, which is not material, is recorded in accrued liabilities.

The Company holds an equity interest in AK-ISG Steel Coating Company (“AK-ISG”), a joint venture that operates an electrogalvanizing line in Cleveland, OH, and guarantees its performance under an equipment lease that terminates in 2009. During 2005, the Company took a charge of $33.9 related a decision by AK-ISG to indefinitely idle that electrogalvanizing line effective March 31, 2006. The Company has determined that it is able to fully satisfy its electrogalvanizing requirements, under prevailing market conditions, solely through its own facilities. As a result, the Company fully impaired this investment. The payment of the guarantee is included in the impairment charge and is recorded in accrued liabilities.

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

The Company holds equity interests in companies that produce products or own processes that have a synergistic relationship with the Company’s products. Each of these investments is subject to a review for impairment, if and when, circumstances indicate that a loss in value below its carrying amount is other than temporary. Under these circumstances, the Company would write down the investment to its fair value, which would become its new carrying amount. No additional impairment was necessary based on the reviews conducted in 2005 and 2004.

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

Related Party Transactions:    The Company regularly transacts business with its equity investees. The following relates to the Company’s transactions with these unconsolidated subsidiaries for the years indicated:

	2005	2004	2003
Sales to equity investees	$29.8	$40.4	$21.1
Purchases from equity investees	32.7	45.4	57.3

	As of December 31,
	2005	2004
Accounts receivable from equity investees	$0.4	$1.3
Accounts payable to equity investees	2.2	2.7

There were no iron ore purchases included in purchases from equity investees in 2005 or 2004. Purchases from equity investees in 2003 include iron ore purchases of $5.0 from Eveleth Taconite Mines L.L.C. In 2003, the Company impaired its investment in this equity interest and elected to purchase iron ore from other sources.

Goodwill and Other Intangible Assets:    Current accounting standards require that goodwill be reviewed annually for possible impairment. Recognizing continued softness in the carbon, stainless and electrical steel markets affecting both pricing and volumes and high raw material and energy costs, in addition to other factors, the Company’s management determined that the fair value of its flat-rolled steel reporting unit was more likely than not reduced. In the third quarter of 2003, management engaged an outside consultant to assist in the determination of the fair value of its flat-rolled steel reporting unit using a present value model. Based on this analysis, the Company concluded that a decline in the business of its flat-rolled steel reporting unit had led to an impairment of the value of the related goodwill below the amount at which it was being carried on the balance sheet. As a result, the Company recognized an impairment charge of $101.2 in 2003, reducing the flat-rolled steel goodwill balance to zero. The 2005 and 2004 annual reviews did not result in any additional goodwill impairment for the Company.

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

As of December 31, 2005 and 2004, goodwill on the consolidated balance sheets was $37.1. The December 31, 2005 and 2004 goodwill balance primarily relates to the tubular business, including $31.0 of goodwill related to the AK Tube 2003 acquisition. Other intangible assets on the December 31, 2005 and 2004 consolidated balance sheets were as follows:

	2005	2004
Minimum pension liability	$39.6	$58.8
Other	0.6	1.2

Total intangible assets	$40.2	$60.0

Pension and Other Postretirement Benefits Accounting:    Under its method of accounting for pension and other postretirement benefit plans, the Company recognizes into income, as a non-cash fourth quarter adjustment, any unrecognized actuarial net gains or losses that exceed 10% of the larger of projected benefit obligations or plan assets, defined as the “corridor”. Amounts inside this 10% corridor are amortized over the average remaining service life of active plan participants. Actuarial net gains and losses occur when actual experience differs from any of the many assumptions used to value the plans. Differences between the expected and actual returns on plan assets and changes in interest rates, which affect the discount rates used to value projected plan obligations, can have a significant impact on the calculation of pension net gains and losses from year to year. For other postretirement benefit plans, increases in healthcare trend rates that outpace discount rates could cause unrecognized net losses to increase to the point that an outside-the-corridor charge would be necessary. By immediately recognizing net gains and losses outside the corridor, the Company’s accounting method limits the amounts by which balance sheet assets and liabilities differ from economic net assets or obligations related to the plans. In 2005, higher health care costs and change in assumptions led the Company to record fourth quarter corridor charges of $54.2, all of which related to its other postretirement benefit plans. The fourth quarter non-cash corridor charges were $330.8 and $240.1 in 2004 and 2003, respectively. In 2005, the Company also recorded a credit to equity of $21.5 to recognize a decrease in the minimum pension liability. The pension charges were favorably affected as a result of a 9.16% actual return on plan assets that exceeded the 8.50% assumed return used to calculate the 2005 pension expense. During 2004, a decrease in the discount rate from 6.25% to 5.75% to reflect declines in prevailing interest rates, and other actuarial losses resulted in a net actuarial loss in excess of the corridor. As a result, the Company recognized in 2004 a pension corridor charge of $132.6. Also during 2004, the decrease in the discount rate and rising healthcare costs resulted in the Company recognizing a corridor charge of $198.2 related to its other postretirement benefit plans. The pension charges were favorably affected as a result of a 11.24% actual return on plan assets that exceeded the 8.50% assumed return used to calculate the 2004 expense.

Income Taxes:    As more fully explained in Note 4, the Company records deferred tax assets, primarily related to amounts previously expensed in the consolidated financial statements, which become deductible in the tax return upon payment in the future. These amounts include pension and other postretirement benefit reserves and other reserves which have been accrued. The Company does not currently pay regular federal and some state income taxes because it has accumulated net operating loss and tax credit carryforwards from prior years. However, in 2005, the Company paid federal alternative minimum tax (“AMT”), due to limitations on the amount of AMT loss carryforwards that can be used to offset the AMT liability. In addition, the Company paid income taxes to selected states and local jurisdictions that limit the ability to use operating loss carryforwards to reduce taxes payable.

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

Earnings Per Share:    Reconciliation of numerators and denominators for basic and diluted EPS computations is as follows:

	2005	2004	2003
Income (loss) for calculation of basic earnings per share:
Income (loss) from continuing operations related to common stockholders	$(0.8)	$30.5	$(594.4)
Income and gain on sale from discontinued operations	—	207.9	34.0
Cumulative effect of accounting change	(1.5)	—	—

Net income (loss) related to common stockholders	$(2.3)	$238.4	$(560.4)

Common shares outstanding (weighted average in millions):
Common shares outstanding for basic earnings per share	109.7	108.7	108.5
Effect of dilutive securities, employee stock options	—	0.5	—

Common shares outstanding for diluted earnings per share	109.7	109.2	108.5

Basic earnings per share:
Income (loss) from continuing operations	$(0.01)	$0.28	$(5.48)
Income and gain on sale from discontinued operations	—	1.91	0.31
Cumulative effect of accounting change	(0.01)	—	—

Net income (loss) per share	$(0.02)	$2.19	$(5.17)

Income (loss) for calculation of diluted earnings per share:
Income (loss) from continuing operations related to common stockholders	$(0.8)	$30.5	$(594.4)
Income and gain on sale from discontinued operations	—	207.9	34.0
Cumulative effect of accounting change	(1.5)	—	—

Net income (loss) related to common stockholders	$(2.3)	$238.4	$(560.4)

Diluted earnings per share:
Income (loss) from continuing operations	$(0.01)	$0.28	$(5.48)
Income and gain on sale from discontinued operations	—	1.90	0.31
Cumulative effect of accounting change	(0.01)	—	—

Net income (loss) per share	$(0.02)	$2.18	$(5.17)

At the end of each of the above years, the Company had outstanding stock options whose exercise or conversion could, under certain circumstances, further dilute earnings per share. The following shares of potentially issuable common stock were not included in the above weighted average shares outstanding because to do so would have had an antidilutive effect on earnings per share for the years presented.

(Common shares in millions)	2005	2004	2003
Stock options	3.4	2.9	4.7

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Share Based Payments:    Compensation costs related to restricted stock awards granted under the Company’s Stock Incentive Plan (“SIP”) are charged against income during their vesting period. In 2005, 2004 and 2003, the Company recognized compensation costs of $3.1, $6.2 and $5.3, respectively, related to these awards. The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for nonqualified stock options granted under its SIP. The Company adopted the pro forma disclosure requirements of SFAS 123, “Accounting for Stock-Based Compensation” and related pronouncements. Had compensation cost for the Company’s stock option plans been determined based on fair value consistent with the methodology of SFAS 123, the Company’s net income (loss) and income (loss) per share for each year would have been adjusted to the pro forma amounts indicated below:

	2005	2004	2003
Net income (loss) as reported	$(2.3)	$238.4	$(560.4)
Additional compensation cost based on fair value recognition, net of tax	1.6	1.3	1.4

Pro forma net income (loss)	$(3.9)	$237.1	$(561.8)

Basic earnings (loss) per share as reported	$(0.02)	$2.19	$(5.17)
Additional compensation cost based on fair value recognition, net of tax	0.02	0.01	0.01

Pro forma basic earnings (loss) per share	$(0.04)	$2.18	$(5.18)

Diluted earnings (loss) per share as reported	$(0.02)	$2.18	$(5.17)
Additional compensation cost based on fair value recognition, net of tax	0.02	0.01	0.01

Pro forma diluted earnings (loss) per share	$(0.04)	$2.17	$(5.18)

The fair value of options to purchase shares of AK Holding common stock is estimated on the grant date using a Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2004	2003
Expected volatility	42.0%	40.6%	37.5%
Risk free interest rates	4.09%	4.15%	4.38%
Expected lives	7.11 yrs.	8.45 yrs.	8.50 yrs.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised Statement of Financial Accounting Standards No. (“SFAS”) 123(R) entitled, “Share Based Payment.” SFAS 123(R) sets accounting requirements for “share-based” compensation to employees and requires companies to recognize in the income statement the grant-date fair value of the stock options and other equity-based compensation. SFAS 123(R) is effective for the first annual period beginning after June 15, 2005. As of the result of this effective date, the Company will have to comply with SFAS 123(R) in its quarterly and annual reports beginning with its Form 10-Q for the fiscal quarter ended March 31, 2006. The Company currently discloses the effect on net income (loss) and earnings (loss) per share of the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation.” The Company has determined the adoption of SFAS 123(R) will not have a material impact on its financial position and results of operations. The Company will use the Black Scholes valuation model to determine the value of the awards.

Stock Options:    On July 21, 2005, the Board of Directors of AK Holding, upon recommendation of its Compensation Committee, approved the acceleration of the vesting of “underwater” unvested options held by employees of the Company, including executive officers. A stock option was deemed to be “underwater” if the option exercise price was greater than $8.91, the closing price of the Company’s stock on July 21, 2005. The decision to accelerate the vesting of these stock options was made primarily to reduce compensation expense that

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

otherwise likely would be recorded in future periods following the Company’s anticipated adoption in the first quarter of 2006 of SFAS 123(R), issued by the FASB and entitled “Share-Based Payment”. In addition, the Company believed that underwater stock options may not have been providing the affected current employees a sufficient retention incentive when compared to the potential future compensation expense that would have been attributable to such stock options under SFAS 123(R). SFAS 123(R) sets forth accounting requirements for ”share-based” compensation to employees and requires companies to recognize in their income statements the grant-date fair value of stock options and other equity-based compensation. Upon adoption by the Company, SFAS 123(R) will apply to options granted on or after January 1, 2006, as well as to outstanding options that have not vested prior to January 1, 2006. It will require that compensation expenses associated with stock options be recognized in the statement of operations of the Company rather than as a footnote disclosure. As a result of the Board’s action, unvested stock options to purchase 180,000 shares of the Company’s common stock became exercisable effective July 22, 2005, rather than the later dates when they would have vested in the normal course. The Company typically issues options to its executive officers and other key managers that vest over a three-year period. The Company expects that this action will reduce the Company’s share-based compensation expense (on an after tax basis) by approximately $247,000 in 2006, $240,000 in 2007 and $14,000 in 2008, based upon estimated valuation calculations using the Black-Scholes methodology.

Stock Ownership:    On July 21, 2005, the Board of Directors of AK Holding, upon the joint recommendation of its Nominating and Governance Committee and its Compensation Committee, adopted stock ownership guidelines for directors and executive officers of the Company. Directors are expected to own shares of Company stock equal in market value to five times the cash portion of the Board’s annual retainer. Current directors are expected to attain the minimum level of target ownership within a period of five years from the adoption of this policy. A new director will be expected to attain the minimum level of target ownership within a period of five years from the date he or she is first elected to the Board. The Company’s President and Chief Executive Officer is expected to own shares of Company stock equal in market value to three times his annual base salary. Other executive officers have varying ownership targets of up to one-and-one-half times their annual base salary. All current executive officers are expected to attain their minimum level of target ownership within a period of three years from the adoption of this policy. New executive officers will be expected to attain a specified minimum level of target ownership approved by the Board within a period of three years from the date he or she is first elected an executive officer of the Company.

Research and Development Costs:    The Company conducts a broad range of research and development activities aimed at improving existing products and manufacturing processes and developing new products and processes. Research and development costs, which are recorded as expense when incurred, totaled $6.7, $6.7 and $13.8 in 2005, 2004 and 2003, respectively.

Concentrations of Credit Risk:    The Company operates in a single business segment and is primarily a producer of carbon, stainless and electrical steels and steel products, which are sold to a number of markets, including automotive, industrial machinery and equipment, construction, power distribution and appliances. The following presents net sales by product line:

	2005	2004	2003
Stainless and electrical	$1,968.5	$1,793.5	$1,331.1
Carbon	3,434.7	3,163.4	2,571.0
Tubular	240.8	249.5	134.6
Other, primarily conversion services	3.4	10.9	5.0

Total	$5,647.4	$5,217.3	$4,041.7

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

The following sets forth the percentage of the Company’s net sales attributable to various markets:

	Years Ended December 31,
	2005	2004	2003
Automotive	45%	48%	58%
Appliance, Industrial Machinery and Equipment, and Construction	25%	20%	18%
Distributors, Service Centers and Converters	30%	32%	24%

Net sales to General Motors Corporation, the Company’s largest customer, accounted for approximately 13%, 15% and 20% of the total net sales in 2005, 2004 and 2003, respectively. Sales to Ford Motor Company accounted for approximately 9%, 8% and 10% of the Company’s net sales during the same respective three-year period. No other customer accounted for more than 10% of net sales of the Company during 2005, 2004 or 2003. The Company sells domestically to customers primarily in the Midwestern and Eastern United States and to foreign customers, primarily in Canada, Mexico and Western Europe. Net sales to customers located outside the United States totaled $647.3, $533.7 and $489.4 for 2005, 2004 and 2003, respectively. Approximately 42% and 28% of trade receivables outstanding at December 31, 2005 and 2004, respectively, are due from businesses associated with the U.S. automotive industry. Except in a few situations where the risk warrants it, collateral is not required on trade receivables. While the Company believes its recorded trade receivables will be collected, in the event of default the Company would follow normal collection procedures.

Union Contracts:    At December 31, 2005, the Company’s operations included approximately 8,000 employees, of which approximately 6,300 are represented by international or independent labor unions under various contracts that expire in the years 2006 through 2010. The contract for approximately 300 Mansfield hourly employees represented by the United Steel Workers of America was scheduled to expire on March 31, 2005 and on February 17, 2005, the members of the union representing these employees voted to extend the contract through February 10, 2007. The labor contract representing approximately 750 hourly employees at the Company’s Ashland facility expired on September 1, 2005 and in September 2005 the United Steelworkers of America Local 1865 ratified a new five-year labor agreement. The new agreement expires September 1, 2010. In January 2006, the United Steelworkers of America Local 1915, the union which represents approximately 150 hourly workers at the Walbridge, OH facility of the Company’s wholly-owned tubemaking unit, AK Tube LLC, ratified a new labor agreement. The new contract expires on January 25, 2009.

In addition, the labor agreements to which the Company is a party at the Company’s Middletown Works, Zanesville Works and Butler Works either already are being re-negotiated or will be negotiated in 2006. The Zanesville Works and Butler Works agreements expire on May 20, 2006 and September 30, 2006, respectively. The Middletown Works labor agreement expired on February 28, 2006 and the parties were unable prior to its expiration to reach a new agreement. Effective March 1, 2006, the Company elected to exercise its right to prevent the represented employees at the Middletown Works from continuing to work without a labor agreement. The Company has implemented its contingency plan to operate the Middletown Works with temporary replacement workers and salaried employees. These three agreements cover approximately 4,300 employees. While management is seeking to reach new agreements at these facilities without a work stoppage, the Company cannot predict the outcome of the contract negotiations. There is the potential of a work stoppage if the Company and its unions cannot reach a timely agreement in contract negotiations. The Company has contingency plans to operate its facilities in the event of a work stoppage, but there is a risk that such a work stoppage nonetheless could have a material impact on the Company’s operations and financial results.

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

Debt and equity securities are subject to a review for impairment, if and when, circumstances indicate that a loss in value is other than temporary. Under these circumstances, the Company would write down a held-to-maturity security to its fair value, which would become its new carrying amount or, in the case of an available-for-sale security, would record a realized loss to reduce the value from which unrealized gains or losses are computed. At December 31, 2005, total unrealized losses on securities in an unrealized loss position were immaterial and the Company does not believe those losses are other than temporary.

The carrying value of the Company’s financial instruments does not differ materially from their estimated fair value at the end of 2005 and 2004 with the exception of the Company’s long-term debt. At December 31, 2005, the fair value of the Company’s long-term debt, including current maturities, was approximately $1,037.2. This amount was determined primarily from valuations provided by financial consultants. The fair value estimate was based on pertinent information available to management as of December 31, 2005. Management is not aware of any significant factors that would materially alter this estimate since that date. The fair value of the Company’s long-term debt, including current maturities, at December 31, 2004 was approximately $1,135.3.

The Company is a party to derivative instruments that are designated and qualify as hedges under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and related pronouncements. In limited circumstances the Company may also enter into derivative instruments that do not qualify for hedge accounting treatment. The Company’s objective in using these instruments is to protect its earnings and cash flows from fluctuations in the fair value of selected commodities and currencies.

In the ordinary course of business, the Company’s income and cash flows may be affected by fluctuations in the price of certain commodities used in its production processes. The Company has implemented raw material and energy surcharges for its spot market customers and some of its contract customers. For certain commodities where such exposure exists, the Company uses cash settled commodity price swaps, collars and purchased options, with a duration of up to three years, to hedge the price of a portion of its natural gas, nickel, aluminum and zinc requirements. The Company designates these instruments as cash flow hedges and the resulting changes in their fair value are recorded in other comprehensive income. Subsequent gains and losses are recognized into cost of products sold in the same period as the underlying physical transaction. At December 31, 2005, currently valued outstanding commodity hedges would result in the reclassification into earnings of $1.5 in net-of-tax losses within the next twelve months.

In addition, in the ordinary course of business, the Company is subject to risks associated with exchange rate fluctuations on monies received from its European subsidiaries and other customers invoiced in European currencies. In order to mitigate this risk, the Company has entered into a series of agreements for the forward sale of euros at fixed dollar rates. The forward contracts are entered into with durations of up to a year. A typical contract is used as a cash flow hedge for the period from when an order is taken to when a sale is recognized, at which time it converts into a fair value hedge of a euro-denominated receivable. As a fair value hedge, changes in the fair value of the derivative and the gains or losses on the foreign-denominated receivables are recorded currently in other income and provide an offset to one another. At December 31, 2005, the Company had outstanding forward currency contracts with a total value of $10.9 for the sale of euros.

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

Asset Impairment Charges:    In the fourth quarter of 2005, the Company recorded an asset impairment charge of $65.6, $33.9 of which was related to a decision by AK-ISG Steel Coating Company, a joint venture that operates an electrogalvanizing line in Cleveland, OH, to indefinitely idle that line effective March 31, 2006. The Company has determined that it is now able to fully satisfy its electrogalvanizing requirements, under prevailing market conditions, solely through its own facilities. In addition, the Company recorded a charge of $31.7 related to certain previously idled stainless processing equipment at its Butler, PA and Mansfield, OH plants, which the Company determined are not currently necessary to support its markets due to operating efficiencies at its other processing facilities. These actions will better position the Company for the future by further consolidating and rationalizing its operations to be more cost effective and allowing for the maximization of the productivity of its other operations.

Curtailment Charge:    The Company also recognized a curtailment charge in 2005 of $12.9 related to the new labor contract negotiated recently with the United Steelworkers’ represented employees at the Company’s Ashland Works. Under that agreement, the existing defined benefit pension was “locked and frozen” as of January 1, 2006, with subsequent Company pension contributions being made to the Steelworkers Pension Trust (“SPT”). As a result, the Company is required to recognize the past service pension expense that previously would have been amortized.

Asbestos and Environmental Insurance Settlements:    The Company is, and has been for a number of years, in the process of remediating sites where hazardous material may have been released, including sites no longer owned by the Company. In addition, a number of lawsuits alleging asbestos exposure have been filed and continue to be filed against the Company. The Company has established reserves for estimated probable costs related to asbestos claim settlements and environmental investigation, monitoring and remediation. If the reserves are not adequate to meet future claims, operating results and cash flows may be negatively impacted. The reserves do not consider the potential for insurance recoveries. The Company previously entered into insurance settlements with certain of its insurance carriers relating to its environmental and asbestos liabilities. As a result of these settlements, several insurance policies have been commuted. Coverage for environmental and asbestos liabilities under those policies was disputed and the settlement amount represented a negotiated dollar value the Company accepted for reimbursement of past environmental and asbestos expenditures and, to a lesser extent, to release the insurance companies from a responsibility to reimburse the Company for future covered expenditures under the policies. However, under the terms of the settlements, the Company does have partial insurance coverage for some future asbestos claims. In addition, other existing insurance policies covering asbestos and environmental contingencies may serve to mitigate future covered expenditures.

New Accounting Pronouncements:    In December 2004, the FASB issued a revised SFAS 123(R) entitled, “Share Based Payment.” SFAS 123(R) sets accounting requirements for “share-based” compensation to employees and requires companies to recognize in the income statement the grant-date fair value of the stock options and other equity-based compensation. SFAS 123(R) is effective for the first annual period beginning

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

after June 15, 2005. As a result of this effective date, the Company will have to comply with SFAS 123(R) in its quarterly and annual reports beginning with its Form 10-Q for fiscal quarter ended March 31, 2006. The Company discloses the effect on net income (loss) and earnings (loss) per share of the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation” in the notes to the consolidated financial statements. The Company has determined the adoption of SFAS 123(R) will not have a material impact on its financial position, results of operations or cash flows. The Company will use the Black Scholes valuation model to determine the value of the awards.

In November 2004, the FASB issued SFAS 151 entitled “Inventory Costs”. This Statement amends the guidance in Accounting Research Bulletin No. 43, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight handling costs, and wasted material (spoilage). The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” This Interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The provisions of this Interpretation were effective no later than the end of fiscal years ending after December 31, 2005. The Company adopted this on December 31, 2005, and recorded a $1.5 after tax charge as a cumulative effect of the adoption of FIN 47 (see Note 11).

In May 2005, the FASB issued SFAS 154 entitled “Accounting Changes and Error Corrections.” This Statement is a replacement of Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted principle. The Statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. This statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS 154 will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss:     Comprehensive income (loss) in the Statement of Comprehensive Income (Loss) is presented net of an approximate 39% tax rate. The components of accumulated other comprehensive loss at December 31 are as follows:

	2005	2004	2003
Foreign currency translation	$0.8	$3.1	$1.6
Derivative instrument hedges	1.2	1.8	8.5
Unrealized gain on investments	—	—	0.4
Minimum pension liability	(183.1)	(204.6)	(213.5)

Total	$(181.1)	$(199.7)	$(203.0)

Reclassifications:    Certain amounts in the prior year financial statements have been reclassified for comparative purposes to conform to the 2005 presentation.

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

2.    Pension and Other Postretirement Benefit Plans

The Company provides a noncontributory pension and various healthcare and life insurance benefits to most employees and retirees. The major pension plans are not fully funded and, based on current assumptions, there will be $84.0 in contributions to the qualified pension plan trusts that are required in 2006. The Company made a voluntary pension contribution of $150.0 in January 2005. In 2006, the Company expects to make payments of approximately $166.4 in other postretirement benefit payments. These payments will be offset by an estimate of $15.4 in Medicare Part D Employer Subsidy. The schedules below include amounts for the Company’s continuing operations as well as its discontinued operations, based on a benefit obligation and asset valuation measurement date of October 31.

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Change in benefit obligations:
Benefit obligations at beginning of year	$3,830.1	$3,769.7	$2,329.5	$2,148.7
Service cost	29.3	32.1	18.2	15.3
Interest cost	210.6	222.1	129.4	121.9
Plan participants’ contributions	—	—	30.4	24.3
Actuarial loss	5.1	216.8	60.7	222.0
Amendments	2.3	(6.2)	(140.1)	(23.4)
Curtailment	(9.7)	—	—	—
Settlements	—	(45.0)	—	—
Divestitures	—	(14.1)	—	(5.5)
Benefits paid	(329.7)	(345.3)	(184.2)	(173.8)

Benefit obligations at end of year	$3,738.0	$3,830.1	$2,243.9	$2,329.5

Change in plan assets:
Fair value of plan assets at beginning of year	$2,484.3	$2,583.7	$25.2	$21.9
Actual gain on plan assets	212.1	257.1	—	—
Employer contributions	152.7	47.2	153.6	152.8
Plan participants’ contributions	—	—	30.4	24.3
Settlements	—	(45.0)	—	—
Divestitures	—	(13.4)	—	—
Benefits paid	(329.7)	(345.3)	(184.2)	(173.8)

Fair value of plan assets at end of year	$2,519.4	$2,484.3	$25.0	$25.2

Funded status	$(1,218.6)	$(1,345.8)	$(2,218.9)	$(2,304.3)
Unrecognized net actuarial loss	345.2	384.7	224.4	233.0
Unrecognized prior service cost (benefit)	39.9	59.4	(182.9)	(55.1)

Net amount recognized	$(833.5)	$(901.7)	$(2,177.4)	$(2,126.4)

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit liability	$(1,175.3)	$(1,297.5)	$(2,177.4)	$(2,126.4)
Intangible asset	39.6	58.9	—	—
Accumulated other comprehensive income	302.2	336.9	—	—

Net amount recognized	$(833.5)	$(901.7)	$(2,177.4)	$(2,126.4)

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

The curtailment in 2005 relates to the new labor contract negotiated recently with the United Steelworkers’ represented employees at the Company’s Ashland Works. Under that agreement, the existing defined benefit pension was “locked and frozen” as of January 1, 2006, with subsequent Company pension contributions being made to the Steelworkers Pension Trust. Settlements in 2004 related to payments made to retiring executive officers under the Company’s Executive Minimum and Supplemental Retirement Plan. Divestitures in 2004 are the result of the sale of Douglas Dynamics. The pension and retiree medical obligations were transferred to the buyer.

The following table presents future benefit payments to beneficiaries:

	Pension Plans	Gross Other Benefits	Medicare Subsidy
2006	$321.7	$166.4	$(15.4)
2007	316.3	173.1	(16.2)
2008	310.0	178.4	(17.1)
2009	303.3	182.0	(17.8)
2010	296.6	181.4	(18.4)
2011 and beyond	1,416.7	877.9	(99.6)

Total	$2,964.6	$1,759.2	$(184.5)

Year-end assumptions used to value current year assets and liabilities and determine subsequent year expenses are as follows:

	Pension Benefits			Other Benefits
	2005	2004	2003	2005	2004	2003
Discount rate	5.75%	5.75%	6.25%	5.75%	5.75%	6.25%
Expected return on plan assets	8.50%	8.50%	8.50%	8.50%	8.50%	6.75%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Subsequent year healthcare cost trend rate	—	—	—	9.00%	10.00%	9.00%
Ultimate healthcare cost trend rate	—	—	—	4.50%	4.50%	4.50%
Year ultimate healthcare cost trend rate begins	—	—	—	2011	2011	2009

For measurement purposes, healthcare costs are assumed to increase 9% during 2006, after which this rate decreases 1% per year until reaching the ultimate trend rate of 4.5% in 2011.

The discount rate was determined by projecting the plan’s expected future benefit payments as defined for the projected benefit obligation, discounting those expected payments using a theoretical zero-coupon spot yield curve derived from a universe of high-quality bonds as of the measurement date, and solving for the single equivalent discount rate that resulted in the same projected benefit obligation. The fixed-income data as of the measurement date was obtained from Bloomberg. Constraints were applied with respect to callability (callable bonds with explicit call schedules were excluded; bonds with “make-whole” call provisions were included), and credit quality (rated Aa or better by Moody’s Investor Service).

The following relates to pension plans with an accumulated benefit obligation in excess of plan assets.

	2005	2004
Projected benefit obligation	$3,738.0	$3,830.1
Accumulated benefit obligation	3,685.1	3,777.7
Fair value of plan assets	2,519.4	2,484.3

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Pension and other postretirement benefit plan assets are invested in master trusts comprised primarily of investments in indexed and enhanced index funds. A fiduciary committee establishes the target asset mix and monitors asset performance. The expected rate of return on assets includes the determination of a real rate of return for equity and fixed income investments applied to the portfolio based on their relative weighting, increased by an underlying inflation rate. In 2005 and 2004, other postretirement benefit plan assets included 100% fixed income securities.

The current target and actual allocation of pension plan assets by major investment category as of the end of 2005 and 2004 were as follows:

		Actual at October 31,
	Target	2005	2004
Domestic and international equities	60%	59%	55%
Fixed income securities	39%	39%	43%
Other	1%	2%	2%

Total	100%	100%	100%

The components of net periodic benefit costs for the years 2005, 2004 and 2003 are as follows:

	Pension Benefits			Other Benefits
	2005	2004	2003	2005	2004	2003
Components of net periodic benefit cost:
Service cost	$29.3	$32.1	$33.1	$18.2	$15.3	$14.4
Interest cost	210.6	222.1	225.3	129.4	121.9	127.0
Expected return on plan assets	(207.6)	(204.5)	(206.3)	—	—	(0.6)
Amortization of prior service cost	8.9	12.6	15.6	(12.3)	(9.8)	(15.4)
Recognized net actuarial loss
Annual amortization	30.3	45.0	23.9	15.0	6.6	13.9
Fourth quarter corridor charge	—	132.6	76.7	54.2	198.2	163.4
Settlement/curtailment loss	12.9	5.4	5.2	—	—	—
Purchase accounting charge	—	—	—	—	—	1.2

Net periodic benefit cost	$84.4	$245.3	$173.5	$204.5	$332.2	$303.9

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

Assumed healthcare cost trend rates have a significant effect on the amounts reported for healthcare plans. A one-percentage-point change in the assumed healthcare cost trend rates would have the following effects:

	One-Percentage-Point
	Increase	Decrease
Effect on total service cost and interest cost components	$13.5	$(12.4)
Effect on postretirement benefit obligation	222.3	(188.0)

In addition to defined benefit pension plans, most employees are eligible to participate in various defined contribution plans. Total expense related to these plans was $6.6 in 2005, $5.8 in 2004 and $2.7 in 2003.

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

On December 8, 2003, the United States government enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Among other provisions, the Act provides a federal subsidy to sponsors of retiree healthcare benefit plans that include a qualified prescription drug benefit. The Company sponsors such a plan. Because its benefit plan’s measurement date preceded the effective date of the Act, the Company was not permitted to recognize the effects of the Act until February 8, 2004. The savings in the per capita prescription claim costs due to the impact of the Act resulted in a reduction in the Company’s accumulated postretirement benefit obligation of approximately $176.0. The Company recognized a reduction in net periodic benefit costs related to these savings of approximately $23.0 in 2005 and $16.9 in 2004, excluding the fourth quarter corridor adjustment.

On September 26, 2005 members of United Steelworkers of America (“USW”) Local 1865 ratified a new five-year labor agreement covering about 750 hourly production and maintenance employees at the Company’s Ashland Works in Kentucky. The 2005 results were negatively affected by approximately $7.0 in charges associated with the implementation of this new collective bargaining agreement. These charges related primarily to the establishment of a voluntary employees’ beneficiary association (“VEBA”). Under the agreement, the Company’s contribution for retiree health care is capped at the 2008 amount. Also, under that agreement, the existing defined benefit pension plan was “locked and frozen” as of January 1, 2006, with subsequent Company pension contributions being made to the Steelworkers Pension Trust. As a result, the Company is required to recognize the past service pension expense that previously would have been amortized. The fourth quarter pre-tax charge related to this past service pension expense was $12.9. Also included in the agreement is a provision for increased active and retiree healthcare cost-sharing.

3.    Share Based Payments

AK Steel Holding Corporation’s Stock Incentive Plan (the “SIP”) permits the granting of nonqualified stock options, restricted stock, and performance share awards to directors, officers and key management employees of the Company. These nonqualified option, restricted stock and performance share awards may be granted with respect to an aggregate maximum of 16 million shares through the period ending December 31, 2011. The exercise price of each option may not be less than the market price of the Company’s common stock on the date of the grant. Stock options have a maximum term of 10 years and may not be exercised earlier than six months following the date of grant (or such other term as may be specified in the award agreement). The nonqualified stock options vest at the rate of 33% per year over three years. Generally, 25% of the shares covered by a restricted stock award vest two years after the date of the award and an additional 25% vest on the third, fourth and fifth anniversaries of the date of the award. However, in 2005, the Board of Directors of the Company approved the grant of special restricted stock awards to the executive officers and selected key managers relating to the Company’s performance in 2004 which will vest ratably on the first, second, third anniversaries of the grant. The performance shares vest after a three-year period. The total amount of shares issued will be based on the Company’s share performance compared to a prescribed compounded annual growth rate and the total share return compared to Standard and Poor’s 400 Mid Cap Index.

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

A summary of the status of stock options under the SIP as of December 31, 2005, 2004 and 2003 and changes during each of those years is presented below:

	2005		2004		2003
Stock Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,989,997	$13.02	4,662,824	$13.90	3,805,503	$16.03
Granted	145,894	13.86	638,000	5.08	905,000	5.15
Exercised	(341,168)	9.19	(400,668)	8.72	—	—
Forfeited	(368,797)	16.25	(910,159)	13.88	(47,679)	16.06

Outstanding at end of year	3,425,926	13.10	3,989,997	13.02	4,662,824	13.91

Options exercisable at year end	2,820,713	14.92	2,844,357	16.20	3,262,017	16.77

The weighted average fair value per share of options granted during 2005, 2004 and 2003 were $7.04, $2.74 and $3.35, respectively.

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$ 2.74 to $ 5.49	926,332	7.9 yrs.	$3.70	440,337	$3.36
$ 5.50 to $ 8.23	232,225	7.5 yrs.	7.31	113,007	7.51
$ 8.24 to $ 10.98	214,484	5.6 yrs.	9.46	214,484	9.46
$ 10.99 to $ 13.72	446,559	6.9 yrs.	12.60	446,559	12.60
$ 16.47 to $ 19.21	875,666	3.2 yrs.	18.50	875,666	18.50
$ 19.22 to $ 21.95	399,660	0.8 yrs.	20.22	399,660	20.23
$ 21.96 to $ 24.69	316,000	3.3 yrs.	23.45	316,000	23.45
$ 24.70 to $ 27.44	15,000	3.3 yrs.	26.77	15,000	26.77

During 2005, 2004 and 2003, the Company issued to certain employees 378,971, 276,614 and 802,226 shares of common stock, subject to restrictions, with weighted average grant-date fair values of $12.95, $5.53 and $7.12 per share, respectively. During 2005, 207,278 performance shares were issued.

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

On October 22, 2004 the American Jobs Creation Act of 2004 (“the Act”) was signed into law. Included in the Act was a provision for reducing the extraterritorial income exclusion (“ETI”) to 80% of the calculated exclusion in 2005 and to 60% in 2006, with the exclusion eliminated in 2007. The impact to the Company for

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

2006 as a result of the deduction in the ETI exclusion will not be significant. In addition, the Act includes tax relief for domestic manufacturers by providing a tax deduction that, when fully phased in, will be 9% of the lesser of (a) “qualified production activities income,” as defined by the Act, or (b) taxable income (after the deduction for the utilization of any net operating loss carryforwards). The benefit to the Company for 2006 is expected to be minimal, since the Company still has substantial net operating loss carryforwards available to offset taxable income. Finally, another provision of the Act allows US corporations to repatriate earnings of foreign subsidiaries at a special one-time favorable effective federal statutory tax rate of 5.25% as compared to the highest corporate tax rate of 35%. The impact to the Company for 2006 as a result of this provision will not be material.

The United States and foreign components of income (loss) from continuing operations before income taxes consist of the following:

	2005	2004	2003
United States	$26.6	$(198.5)	$(775.9)
Foreign	11.4	5.2	2.9

Total	$38.0	$(193.3)	$(773.0)

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2005 and 2004 are as follows:

	2005	2004
Deferred tax assets:
Net operating loss and tax credit carryforwards	$164.0	$227.6
Postretirement benefit reserves	853.0	852.8
Pension reserves	393.0	480.9
Other reserves	74.7	71.3
Inventories	182.1	114.0
Valuation allowance	(35.2)	(39.6)

Total deferred assets	1,631.6	1,707.0

Deferred tax liabilities:
Depreciable assets	(550.1)	(595.2)

Total deferred liabilities	(550.1)	(595.2)

Net asset	$1,081.5	$1,111.8

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

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

At December 31, 2005, the Company had regular tax net operating loss carryforwards for federal tax purposes expiring as follows:

Year Expiring	Net Operating Loss Carryforward
2006	13.0
2007	14.6
2008	3.4
2021	32.6
2023	216.0

Total	$279.6

As a result of limitations under Section 382, the Company can only claim an annual deduction of approximately $0.5 for the losses expiring in the years 2006 through 2008. There is no Section 382 limit on the losses expiring in 2021 and 2023. A valuation reserve has been established in prior years for the estimated unused portion of the net operating loss carryforwards for the years 2006 through 2008.

At December 31, 2005 the Company had Alternative Minimum Tax (“AMT”) net operating loss carryforwards of $28.4 which, unless utilized, will expire in the years 2006 through 2008. These losses are subject to the same $0.5 annual Section 382 limit that applies to the corresponding regular tax loss carryovers. In addition, at December 31, 2005, the Company had unused AMT credit carryforwards of $24.9, which may be used to offset future regular income tax liabilities. These credits can be carried forward indefinitely.

In order to fully recognize the deferred tax asset recorded as of December 31, 2005, the Company will need to generate taxable income of approximately $2.8 billion, primarily during the next 20 to 30 years, to utilize its temporary differences and net operating loss carryforwards before they expire. The Company records a valuation allowance to reduce its deferred tax assets to an amount that is more likely than not to be realized. In estimating levels of future taxable income, the Company has considered historical results of operations and the cyclical nature of the steel business and would, if necessary, consider the implementation of prudent and feasible tax planning strategies to generate future taxable income. If future taxable income is less than the amount that has been assumed in determining the deferred tax asset, an increase in the valuation reserve will be required with a corresponding charge against income. On the other hand, if future taxable income exceeds the level that has been assumed in calculating the deferred tax asset, the valuation reserve could be reduced with a corresponding credit to income.

Armco Inc. merged with and into AK Steel in September 1999. The Company’s ability to utilize Armco’s net operating loss and tax credit carryforwards as of the date of the merger is limited by Section 382 of the Internal Revenue Code. At the time of the merger, the Company recorded a valuation reserve for those carryforward amounts that are expected to expire prior to being used as a result of the limits imposed by Section 382. In addition, in 2003, an analysis of the assumptions underlying the calculation of the net deferred tax asset indicated that projected taxable income was not expected to be sufficient to utilize all of the then remaining net operating loss carryforwards. As a result, the Company recorded an $87.3 non-cash charge to increase the deferred tax asset valuation allowance. During 2004, as a result of the sale of assets and improved operating results, the Company generated significant taxable income and recorded the income tax benefit of using a substantial portion of the loss carryforwards that had previously been reserved. As required by SFAS 109, this tax benefit was allocated between continuing operations and discontinued operations.

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

During the first half of 2005, the states of New York, Georgia, Kentucky and Ohio enacted new tax legislation. As a result, in accordance with SFAS 109 “Accounting for Income Taxes”, the Company was required to recognize a non-cash tax charge of $32.6 as part of its income tax provision. This non-cash tax charge represents the net reduction in value of the Company’s deferred tax assets resulting from lower future state income tax rates.

Significant components of the provision (benefit) for income taxes are as follows:

	2005	2004	2003
Continuing operations:
Current:
Federal	$9.6	$6.2	$(5.0)
State	5.4	1.9	(1.4)
Foreign	4.2	2.1	1.5
Deferred:
Federal	(10.3)	(210.6)	(149.5)
State	29.6	(23.5)	(24.0)
Foreign	0.3	0.1	(0.2)

Total tax provision (benefit) on continuing operations	38.8	(223.8)	(178.6)
Discontinued operations	—	53.5	19.9
Cumulative effect of accounting change	(0.9)	—	—

Total tax provision (benefit)	$37.9	$(170.3)	$(158.7)

The reconciliation of income tax on continuing operations computed at the U.S. federal statutory tax rates to actual income tax expense (benefit) is as follows:

	2005	2004	2003
Income (loss) at statutory rate	$13.3	$(69.4)	$(271.6)
State and foreign tax expense (benefits)	6.9	(20.1)	(24.1)
Effect of state law changes to deferred tax asset	32.6	—	—
Increase (decrease) in federal deferred tax asset valuation allowance	(1.1)	(125.1)	83.8
Expired net operating loss carryovers	1.0	2.6	3.2
Medicare Part D Drug Reimbursement	(8.0)	(5.9)	—
Goodwill impairment charge	—	—	35.4
Other permanent differences	(5.9)	(5.9)	(5.3)

Total tax expense (benefit) on continuing operations	$38.8	$(223.8)	$(178.6)

The reconciliation of income tax on discontinued operations computed at the U.S. federal statutory tax rates to actual income tax expense is as follows:

	2005	2004	2003
Income at statutory rate	$—	$91.5	$18.9
State tax expense	—	6.4	1.0
Decrease in federal deferred tax asset valuation allowance	—	(44.4)	—

Total tax expense on discontinued operations	$—	$53.5	$19.9

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

The reconciliation of income tax on cumulative effect of accounting change computed at the U.S. federal statutory tax rates to actual income tax benefit is as follows:

	2005	2004	2003
Loss at statutory rate	$(0.8)	$—	$—
State tax benefit	(0.1)	—	—

Total tax benefit on cumulative effect of accounting change	$(0.9)	$—	$—

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

5.    Long-Term Debt and Other Financing

At December 31, 2005 and 2004, the Company’s long-term debt balances were as follows:

	2005	2004
7- 7/8% Senior Notes Due 2009	$450.0	$450.0
7- 3/4% Senior Notes Due 2012	550.0	550.0
Tax Exempt Financing Due 2008 through 2029 (variable rates of 0.8% to 4.4% in 2005)	116.4	111.4
Other, including unamortized discount	(1.5)	(1.7)

Total debt	$1,114.9	$1,109.7

At December 31, 2005, the maturities of long-term debt (excluding unamortized discount) are as follows:

2006	$—
2007	—
2008	12.7
2009	450.7
2010	0.7
2011 and thereafter	652.3

Total maturities	$1,116.4

In conjunction with construction of the Rockport Works, in 1997 the Spencer County (IN) Redevelopment District issued $23.0 in Taxable Tax Increment Revenue Bonds. Proceeds from the bond issue were used by the Company for the acquisition of land and site improvements at the facility. The source of the District’s scheduled principal and interest payments through maturity in 2017 is a designated portion of the Company’s real and personal property tax payments. The Company is obligated to pay any deficiency in the event its annual tax payments are insufficient to enable the District to make principal and interest payments when due. In 2005, the Company made deficiency payments totaling $0.7. At December 31, 2005, the remaining semiannual payments of principal and interest due through the year 2017 total $65.0. The Company includes potential payments due in the coming year under this agreement in its annual property tax accrual.

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

On June 17, 2004, the Company completed a $62.0 industrial revenue bond offering issued through the Ohio Air Quality Development Authority. The bonds have a floating interest rate of 4.0% at December 31, 2005, and will mature on June 1, 2024. Proceeds from the offering are being used to finance construction of emission control equipment for the Middletown Works’ blast furnace and basic oxygen furnaces. The equipment is necessary to comply with recently established standards under the Clean Air Act, which will become effective in May 2006. The net proceeds of $61.7 from the bond offering were placed in a restricted fund and are drawn as the Company makes qualifying expenditures. Also, in January, 2005, the Company was granted a $5.0 loan with a current interest rate of 0.75% from the Ohio Department of Development, which is also being used to finance a portion of the blast furnace and basic oxygen furnace construction. To date, through December 31, 2005, $54.9 has been drawn from the funds and the remaining proceeds of $11.8 are included in other investments.

On July 29, 2004, the Commonwealth of Kentucky provided the Company with the ability to receive tax incentives of up to $40.0 over a 10-year period for the installation of a vacuum degasser and caster modifications at its Ashland Works facility under the Kentucky Industrial Revitalization Act Tax Credit Program (KIRA). Under KIRA, a portion of employee payroll tax withholdings for Kentucky and local taxes are kept by the Company rather than submitted to the taxing authorities. Through December, 31, 2005, the Company has accumulated $3.7 in withholdings, of which is included as a reduction of property, plant and equipment in the consolidated financial statements.

At December 31, 2005, the Company had $169.2 of availability under a $300.0 trade receivable revolving credit facility and $340.6 of availability under a $400.0 inventory credit facility that is secured by certain of the Company’s inventories. At December 31, 2005, there were no outstanding borrowings under either credit facility; however, availability under the facilities was reduced by $158.5 of outstanding letters of credit and a reduced pool of eligible accounts receivable and inventories. Availability under both facilities fluctuates monthly with the varying levels of eligible collateral.

The indentures governing the Company’s outstanding senior notes as well as the agreements governing its two revolving credit facilities, contain restrictions and covenants that may limit the Company’s operating flexibility. The senior note indentures include restrictive covenants regarding the amount of sale/leaseback transactions, transactions by subsidiaries and with affiliates, use of proceeds from asset sales and some investments, and maintenance of a minimum interest coverage ratio of 2.5 to 1. At December 31, 2005, the ratio was 3.41 to 1. This number is calculated by dividing the interest expense, including capitalized interest and fees on letters of credit, into EBITDA (defined as (i) income before interest, income taxes, depreciation, amortization of intangible assets and restricted stock, extraordinary items and purchase accounting and asset distributions, (ii) adjusted for income before income taxes for discontinued operations, and (iii) reduced for the charges related to impairment of goodwill and OPEB corridor charges). These corridor charges are then amortized over a 10-year period for this calculation. In addition, there is a limitation on restricted payments, which consist primarily of dividends and share repurchases, to $25.0 plus 50% of cumulative net income (or minus 100% of cumulative net loss) from April 1, 2002. The Company’s inventory-based revolving credit facility contains restrictions regarding the payment of dividends and repurchase of capital stock, the incurrence of debt, the amount of sale/leaseback transactions, the acquisition and sale of assets, and the amount of annual capital expenditures. Also, the facility requires maintenance of a minimum fixed charge coverage ratio and maximum leverage ratio if average availability falls below $100.0.

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

6.    Operating Leases

Rental expense in income (loss) from continuing operations was $19.4, $19.8 and $19.0 for 2005, 2004 and 2003, respectively.

At December 31, 2005, obligations to make future minimum lease payments were as follows:

2006	$2.2
2007	1.5
2008	1.1
2009	0.8
2010	0.7
2011 and thereafter	0.3

7.    Stockholders’ Equity

Preferred Stock:    There are 25,000,000 shares authorized; no shares are issued or outstanding.

Common Stock:    The holders of common stock are entitled to receive dividends when and as declared by the Board of Directors out of funds legally available for distribution. The holders have one vote per share in respect of all matters and are not entitled to preemptive rights.

Dividends:    No common stock dividends were paid in 2005, 2004 or 2003. The declaration and payment of cash dividends is subject to restrictions imposed by a covenant contained in the instruments governing its outstanding senior debt. Dividends were reduced and ultimately suspended in 2001 because of the restrictions imposed by this covenant. However, effective August 8, 2002, the Company received consents from the holders of its other outstanding senior notes to amend the covenant applicable to each of those notes to conform to the covenant applicable to its new 7- 3/4% Senior Notes Due 2012. The effect of the amended covenant was to provide the Company with greater ability to pay dividends, if declared by the Board of Directors, and to redeem or purchase shares of its outstanding capital stock. Under the senior debt covenants, the payment of future dividends is subject to a formula that reflects cumulative net earnings. As a result of cumulative losses recorded over the last three years, the Company, under the formula, cannot pay a common stock dividend or purchase shares of its outstanding capital stock. The restriction in the Company’s inventory-based revolving credit facility limits dividends to $12.0 annually.

Stockholder Rights Plan:    On January 23, 1996, the Board of Directors adopted a Stockholder Rights Plan pursuant to which it issued one Preferred Share Purchase Right (collectively, the “Rights”) for each share of common stock outstanding. The Rights had an expiration date of January 23, 2006. No rights were redeemed prior to their expiration on that date and the Board has not acted to renew the previous, or adopt a new, Stockholder Rights Plan.

8.    Commitments

The principal raw materials required for the Company’s steel manufacturing operations are iron ore, coal, coke, oxygen, chrome, nickel, silicon, molybdenum, zinc, limestone, carbon and stainless steel scrap. The Company also uses large volumes of natural gas and electricity in its steel manufacturing operations. In addition, the Company routinely purchases between 10% and 15% of its carbon steel slab requirements from other steel producers to supplement the production from its own steelmaking facilities. Most purchases of coal, iron ore,

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

coke and limestone are made at negotiated prices under annual and multi-year agreements. Purchases of carbon steel slabs, carbon and stainless steel scrap, natural gas and other raw materials are made at prevailing market prices, which are subject to price fluctuations in accordance with supply and demand. The Company enters into financial instruments designated as hedges of the purchases of natural gas and certain raw materials, the prices of which may be subject to volatile fluctuations from year to year. The Company believes that it currently has adequate sources of supply for its raw material and energy requirements for 2006. The Company has secured adequate sources of supply of most of these materials for subsequent years and continues to seek to secure the remainder of its needs. In 2005, there were shortages in the marketplace of certain key raw materials such as ferro-nickel, ferro-chrome, ferro-silicon, ferro-manganese, coal, coke and iron ore which increased the costs of these raw materials. The Company continues to reduce the risk of supply shortages by entering into multi-year supply contracts such as noted above and by evaluating alternative sources and substitute materials. The potential exists, however, for production disruptions due to shortages of raw materials in the future. If such a disruption were to occur, it could have a material impact on the Company’s financial condition, operations and cash flow.

In December 2004, the Company reached an agreement with Shenango Incorporated for the supply of all of the Company’s anticipated coke purchases through the end of 2009. The supply agreement extends and modifies an existing contract that was set to expire at the end of 2005.

In October 2005, the Company entered into a 10-year take-or-pay agreement with Quebec Cartier Mining Company (“QCM”) for the purchase of iron ore pellets. This contract provides for the purchase of a significant portion of the Company’s iron ore needs from QCM. The purchase price of the pellets is adjustable annually based on the market price. Due to the fluctuations in the market price of iron ore pellets, the future expenditures for these iron ore pellets are not determinable.

The Company has entered into derivative transactions to hedge the price of natural gas and certain raw materials. As of December 31, 2005, the consolidated balance sheets included current assets of $2.4 for the fair value of these derivatives. The effect on cash of settling these amounts is expected to be offset by differences in the prices paid for the commodities being hedged.

At December 31, 2005, commitments for future capital investments totaled approximately $10.3, all of which will be funded in 2006.

9.    Environmental and Legal Contingencies

Environmental Contingencies:    Domestic steel producers, including AK Steel, are subject to stringent federal, state and local laws and regulations relating to the protection of human health and the environment. The Company has expended the following for environmental-related capital investments and environmental compliance:

	2005	2004	2003
Environmental related capital investments	$33.3	$28.3	$1.6
Environmental compliance costs	109.0	99.1	99.9

AK Steel and its predecessors have been conducting steel manufacturing and related operations for more than 105 years. Although their operating practices are believed to have been consistent with prevailing industry standards during this time, hazardous materials may have been released in the past at one or more operating sites, including sites that are no longer owned by AK Steel. Potential remediation expenditures have been estimated for

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

those sites where future remediation efforts are probable based on identified conditions, regulatory requirements or contractual obligations arising from the sale of a business or facility. At December 31, 2005, the Company had recorded $11.7 in current accrued liabilities and $40.3 in non-current other liabilities on its consolidated balance sheets for estimated probable costs relating to environmental matters. However, amounts recognized in the financial statements in accordance with accounting principles generally accepted in the United States exclude costs that are not probable or that may not be currently estimable. The ultimate costs of these environmental proceedings may, therefore, be higher than those currently recorded on the Company’s financial statements. Except to the limited extent noted below with respect to the claims in the Federal Action, management believes that the ultimate disposition of the following proceedings will not have, individually or in the aggregate, a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

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

Under authority conferred by the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the EPA and state environmental authorities have conducted site investigations at certain of AK Steel’s facilities and other third-party facilities, portions of which previously may have been used for disposal of materials that are currently subject to regulation. While the results of these investigations are still pending, AK Steel could be directed to expend funds for remedial activities at the former disposal areas. Because of the uncertain status of these investigations, however, management cannot predict whether or when such expenditures might be required or their magnitude.

On July 27, 2001, AK Steel received a Special Notice Letter from the EPA requesting that AK Steel agree to conduct a Remedial Investigation/Feasibility Study (“RI/FS”) and enter into an administrative order on consent pursuant to Section 122 of CERCLA regarding the former Hamilton Plant located in New Miami, OH. The Hamilton Plant is no longer an operating steel mill, having ceased operations in 1990, and all of its former structures have been demolished and removed. While the Company did not believe that a site-wide RI/FS was necessary or appropriate, in April 2002, AK Steel entered into a mutually agreed-upon administrative order on consent to perform such an investigation and study of the Hamilton Plant site. AK Steel has accrued the projected cost of the study at the Hamilton Plant of $1.4. The study is underway and is projected to take several more years to complete.

On October 9, 2002, AK Steel received an order from the EPA under Section 3013 of RCRA requiring it to develop a plan for investigation of several areas of the Zanesville Works that allegedly could be sources of contamination. A site investigation began in early 2003 and is continuing. The Company has accrued approximately $0.5 for the projected cost of the study at Zanesville Works.

On September 30, 1998, AK Steel received an order from the EPA under Section 3013 of RCRA requiring it to develop a plan for investigation of eight areas of the Mansfield Works that allegedly could be sources of contamination. A site investigation began in November 2000 and is continuing. AK Steel has accrued approximately $2.1for the projected cost of the study at the Mansfield Works.

On November 26, 2004, Ohio EPA issued a Notice of Violation for alleged waste violations associated with an acid leak at AK Steel’s Coshocton Plant. The Company is investigating this claim and is working with Ohio

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

EPA to attempt to resolve it. AK Steel believes it will reach a settlement in this matter that will not have a material financial impact on AK Steel, but will vigorously contest any claims which cannot be resolved through settlement discussions.

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

On June 29, 2000, the United States filed a complaint on behalf of the EPA against AK Steel in the U.S. District Court for the Southern District of Ohio (the “Federal Action”) for alleged violations of the Clean Air Act, the Clean Water Act and the RCRA. On June 30, 2000, the State of Ohio moved to intervene in the Federal Action. On March 29, 2001, the U.S. District Court ruled that the State of Ohio could conditionally intervene in the Federal Action. Subsequently, Ohio filed a conditional complaint, which included various environmental claims, including seven air pollution claims. On May 9, 2001, AK Steel moved to dismiss all of Ohio’s claims in the Federal Action. On September 27, 2001, the U.S. District Court dismissed with prejudice the EPA’s air pollution claim. In addition, on December 19, 2001, the U.S. District Court stayed the remaining three air pollution claims of the OEPA in the Federal Action. On January 3, 2003, the U.S. District Court allowed the Sierra Club and the National Resources Defense Council (“NRDC”) to intervene in the Federal Action. Their complaint is virtually identical to the complaint filed by the United States on June 29, 2000. On November 10, 2003, AK Steel filed a motion to dismiss certain time-barred claims and the RCRA Section 3008(h) claim of the Sierra Club and NRDC. This motion is pending. On November 14, 2003, AK Steel filed a motion for summary judgment on certain claims of the United States, OEPA, the Sierra Club and NRDC which allege that groundwater containing polychlorinated biphenyls (“PCBs”) was adding pollutants through a point source to waters of the United States in violation of the Clean Water Act. This motion is pending. Discovery has commenced, but no trial date has yet been set in the Federal Action. AK Steel is vigorously contesting all of the remaining claims. If the plaintiffs are completely successful in obtaining the relief they have sought in the Federal Action with respect to the air pollution claims, it could result in significant penalties. If the EPA and OEPA are completely successful in obtaining the relief they seek in the Federal Action with respect to their water and/or RCRA claims, it could result in substantial penalties and an order requiring AK Steel to investigate and remediate alleged PCBs and polycyclic aromatic hydrocarbons in Monroe Ditch and Dick’s Creek and other alleged hazardous constituents at the Middletown Works. At this time, AK Steel is unable to estimate the cost of an adverse outcome related to the air pollution, water pollution or RCRA claims. The parties have recently been engaged in settlement discussions which, if successful, may result in payment of an agreed upon civil penalty, implementation of certain supplemental environmental projects and an agreed upon order requiring AK Steel to remediate alleged PCBs in and near Monroe Ditch and Dick’s Creek, and to investigate other alleged hazardous constituents at the Middletown Works.

On June 26, 2002, seventeen individuals filed a purported class action against AK Steel in the United States District Court for the Southern District of Ohio, Case No. C-1-02-467. As subsequently amended, the complaint

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

alleges that AK Steel discriminates against African-Americans in its hiring practices and that AK Steel discriminates against all of its employees by preventing its employees from working in a racially integrated environment free from racial discrimination. The named plaintiffs seek various forms of declaratory, injunctive and unspecified monetary relief (including back pay, front pay, lost benefits, lost seniority and punitive damages) for themselves and unsuccessful African-American candidates for employment at AK Steel. AK Steel has answered the complaint and discovery is ongoing. No trial date has been set. AK Steel continues to contest this matter vigorously.

Since 1990, AK Steel (or its predecessor, Armco Inc.) has been named as a defendant in numerous lawsuits alleging personal injury as a result of exposure to asbestos. As of December 31, 2005, there were approximately 401 such lawsuits pending against AK Steel. The great majority of these lawsuits have been filed on behalf of people who claim to have been exposed to asbestos while visiting the premises of a current or former AK Steel facility. Approximately half of these premises suits arise out of claims of exposure at a facility in Houston, Texas that has been closed since 1984. When such an asbestos lawsuit initially is filed, the complaint typically does not include a specific dollar claim for damages. Specific dollar claims for damages were included in the complaints filed in only 129 of the 401 cases pending at December 31, 2005 in which AK Steel is a defendant. Those 129 cases involve a total of almost 2,520 plaintiffs and 15,665 defendants. In each, the complaint typically includes a monetary claim for compensatory damages and a separate monetary claim in an equal amount for punitive damages, and does not attempt to allocate the total monetary claim among the various defendants. For example, 96 of the 129 cases involve claims of $0.2 or less, nine involve claims of between $0.2 and $5.0, twenty involve claims of between $5.0 and $15.0, and four involve claims of $20.0. In each case, the amount described is per plaintiff against all of the defendants collectively. Thus, it usually is not possible at the outset of a case to determine the specific dollar amount of a claim against AK Steel. In fact, it usually is not even possible at the outset to determine which of the plaintiffs actually will pursue a claim against AK Steel. Typically, that can only be determined through written interrogatories or other discovery after a case has been filed. Thus, in a case involving multiple plaintiffs and multiple defendants, AK Steel initially only accounts for the lawsuit as one claim against it. After AK Steel has determined through discovery whether a particular plaintiff will pursue a claim against it, it makes an appropriate adjustment to statistically account for that specific claim. It has been AK Steel’s experience to date that only a small percentage of asbestos plaintiffs ultimately identify AK Steel as a target defendant from whom they actually seek damages and most of these claims ultimately are either dismissed or settled for a small fraction of the damages initially claimed. Set forth below is a chart showing the number of new claims filed (accounted for as described above), the number of pending claims disposed of (i.e. settled or otherwise dismissed), and the approximate net amount of dollars paid on behalf of AK Steel in settlement of asbestos-related claims in 2005, 2004 and 2003.

	2005	2004	2003
New Claims Filed	186	153	256
Claims Disposed Of	112	163	132
$ Paid in Settlements	$1.3	$1.0	$1.2

Since the onset of asbestos claims against AK Steel in 1990, four asbestos claims against it have proceeded to trial in three separate cases. All four concluded with a verdict in favor of AK Steel. AK Steel intends to continue its practice of vigorously defending the asbestos claims asserted against it. Based upon its present knowledge, and the factors set forth above, AK Steel believes it is unlikely that the resolution in the aggregate of the asbestos claims against AK Steel will have a material adverse effect on the Company’s consolidated results of operations, cash flows or financial condition. However, predictions as to the outcome of pending litigation, particularly claims alleging asbestos exposure, are subject to substantial uncertainties. These uncertainties include (1) the significantly variable rate at which new claims may be filed, (2) the impact of bankruptcies of other companies currently or

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

historically defending asbestos claims, (3) the uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, (4) the type and severity of the disease alleged to be suffered by each claimant, and (5) the potential for enactment of legislation affecting asbestos litigation.

As previously reported, on January 2, 2002 John D. West, a former employee, filed a purported class action in the United States District Court for the Southern District of Ohio against the AK Steel Corporation Retirement Accumulation Pension Plan, or AK RAPP, and the AK Steel Corporation Benefit Plans Administrative Committee, or AK BPAC. Mr. West claims that the method used under the AK RAPP to determine lump sum distributions does not comply with the Employment Retirement Income Security Act of 1974 (“ERISA”) and resulted in underpayment of benefits to him and the other class members. The case was certified as a class action on March 9, 2004 and notices of the class action determination have been mailed to the approximately 1,330 members of the class. On April 8, 2004, the trial court granted the motion for partial summary judgment filed by the plaintiff and held that the manner in which the plaintiff’s lump sum disbursements were calculated under the AK RAPP violated ERISA and the Internal Revenue Code. On October 15, 2004, the plaintiff filed a motion for partial summary judgment on the issues of damages and prejudgment interest. On December 1, 2004, defendants filed a cross-motion for partial summary judgment on the issues of damages and prejudgment interest. The defendants further filed a motion for summary judgment, or in the alternative to amend the class certification, as to ninety-two specific class members on the ground that they had executed general releases which barred their claims. On July 25, 2005, the Court denied the defendants’ motion for summary judgment against such class members, but granted defendants’ motion insofar as it sought to exclude these individuals from the class. The Court further ordered the parties to send notices to the ninety-two individuals informing them that they are excluded from the class, but providing them with additional information to meaningfully evaluate whether to pursue their claims independently. On December 19, 2005, the Court entered its order resolving the disputed damage issues. On February 22, 2006, the Court entered a final judgment against the defendants in the approximate amount of $37.6 in damages and $8.6 in prejudgment interest, for a total of approximately $46.2, with post judgment interest accruing at the rate of 4.7% per annum until paid. The defendants intend to appeal and to continue to contest this matter vigorously. In the event that the defendants do not prevail on appeal, the payment of the damages to class members under the Court’s orders may have an immediate negative impact on the Company’s consolidated financial position, results of operations and cash flows based upon the amount of the judgment plus accrued post-judgment interest at the time the judgment becomes final and its effect on the actuarially-determined pension liability and funding requirements.

As previously reported, on January 13, 2004, AK Steel notified the Armco Employees Independent Federation (the “AEIF”), the union representing hourly employees at its Middletown Works that it was suspending the minimum base force guarantee of 3,114 employees contained in the parties’ collective bargaining agreement pursuant to authority granted in that agreement. Subsequently, the union filed a grievance contesting the right of AK Steel to take such action. On July 1, 2004, the arbitrator upheld, subject to certain limitations, the right of AK Steel to suspend the minimum base force guarantee through at least May 10, 2005. The arbitrator further held that the union subsequently could seek a new hearing to determine whether the base force should continue to be suspended after that date. The union did seek such a hearing and on July 1, 2005, the arbitrator issued a ruling (the “July 1, 2005 Award”) which formally ended the base force suspension and required AK Steel to recall certain laid-off employees, but did not require AK Steel to hire new employees to return to the base force number of 3,114. More specifically, the arbitrator’s ruling required AK Steel to offer to recall 108 laid-off employees to raise the total Middletown Works hourly workforce to a level of 2,761, subject to attrition, by September 30, 2005. AK Steel has complied with this portion of the July 1, 2005 Award. Of the 108

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

employees offered recall, 71 returned to work. In lieu of hiring new, additional employees to return the hourly workforce to the 3,114 base force level, the arbitrator’s July 1, 2005 award allows AK Steel to elect to make payments into a fund. The fund would be used for two purposes. The first purpose would be to establish a voluntary employees’ beneficiary association (“VEBA”) that would be used under certain circumstances after August 1, 2007 to pay for out-of-pocket medical expenses for Middletown Works retirees and/or for then active Middletown Works bargaining unit employees. The second would be for use by a committee established under the collective bargaining agreement to facilitate returning to the AEIF bargaining unit work that had been contracted out to third parties. The amount of the payments to be made into this fund was determined by the arbitrator in a decision issued October 7, 2005. That decision provides that, in the event AK Steel does not hire any new employees to reduce the current shortfall from the minimum base force number, the amount of the payment into the “in lieu of” fund would be approximately $0.5 per week until the parties’ current collective bargaining agreement expires on February 28, 2006. The amount of that payment would be reduced to the extent that AK Steel hires to reduce the current shortfall. The decision further notes that laid off employees are counted for purposes of determining the minimum base force number, such that AK Steel could avoid making payments into the so-called “in lieu of” fund by hiring to meet the minimum base force number of 3,114, and then laying off any of these recently-hired employees whose active employment is not needed at the Middletown Works. On September 29, 2005, the AEIF filed an action against AK Steel in the United States District Court for the Southern District of Ohio, Case No. 1:05-CV-639, in which the AEIF seeks to vacate that portion of the arbitrator’s July 1, 2005 Award which authorizes AK Steel to make payments into a fund in lieu of hiring to return to the minimum base force number of 3,114. On November 2, 2005, AK Steel answered the Complaint and filed counterclaims seeking to vacate certain aspects of the arbitrator’s July 1, 2005 Award, including the portion which addresses payments into a fund in lieu of hiring to return to the minimum base force number of 3,114, and for other appropriate relief. Trial has been scheduled for February 12, 2007. AK Steel intends to contest this matter vigorously, including the requirement that AK Steel hire to return to a minimum base force number of 3,114 or alternatively make payments into a fund in lieu of such hiring to reach that number. While the matter is being contested, AK Steel is not paying or accruing these payments. The AEIF and AK Steel also may address the issues which are the subject of the pending litigation during the negotiations for a new collective bargaining agreement to replace the existing agreement which expired on February 28, 2006.

10.    Discontinued Operations

On March 31, 2004, AK Steel sold Douglas Dynamics, L.L.C. for $264.0 before fees and expenses, and recognized a pre-tax gain of $208.3 ($165.0, after tax, or $1.51 per share) for the twelve months ended December 31, 2004. On April 9, 2004, AK Steel sold Greens Port Industrial Park for $75.0 before fees and expenses, and recognized a pre-tax gain of $45.5 ($36.2, after tax, or $0.33 per share) in the twelve months ended December 31, 2004.

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

	Douglas Dynamics			Greens Port
	2005	2004	2003	2005	2004	2003
Net sales	$—	$22.7	$150.5	$—	$3.1	$13.6
Income before income taxes	—	6.2	45.1	—	2.0	8.8
Net income	—	4.9	28.4	—	1.6	5.6

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

In 2005, the Company has separately disclosed the operating and investing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.

11.    Asset Retirement Obligations

On December 31, 2005, the date of adoption of FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), the Company recorded asset retirement obligations (“AROs”) of $2.4 which included accumulated depreciation of $0.4 associated with the recorded long-lived asset at the time of adoption. The resulting cumulative effect of adopting this statement was $1.5, net of tax of $0.9.

The following table reflects the pro forma impacts of changes in the carrying values of AROs for the year ended December 31, 2005, 2004 and 2003 as if FIN 47 had been adopted on January 1, 2003.

	2005	2004	2003
Balance at beginning of year	$1.8	$1.6	$1.5
Accretion expense	0.2	0.2	0.1

Balance at end of year	$2.0	$1.8	$1.6

12.    Consolidated Quarterly Sales and Earnings (Losses) (Unaudited)

Earnings per share for each quarter and the year are calculated individually and may not add to the total for the year.

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$1,422.5	$1,454.6	$1,393.3	$1,377.0	$5,647.4
Operating profit (loss)	113.6	74.2	(25.5)	(49.2)	113.1
Net income (loss)	59.2	9.0	(29.0)	(41.5)	(2.3)
Basic earnings (loss) per share	0.54	0.08	(0.26)	(0.38)	(0.02)
Diluted earnings (loss) per share	0.54	0.08	(0.26)	(0.38)	(0.02)

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$1,134.4	$1,311.8	$1,337.3	$1,433.8	$5,217.3
Operating profit (loss)	1.5	56.4	94.5	(232.1)	(79.7)
Net income (loss)	165.4	92.7	83.1	(102.8)	238.4
Basic earnings (loss) per share	1.52	0.85	0.76	(0.95)	2.19
Diluted earnings (loss) per share	1.52	0.85	0.76	(0.95)	2.18

13.    Supplementary Guarantor Information

AK Holding, along with AK Tube and AK Steel Investments Inc. (the “Guarantor Subsidiaries”) fully and unconditionally, jointly and severally guarantee the payment of interest, principal and premium, if any, on the Company’s 7- 7/8% Senior Notes Due 2009 and 7- 3/4% Senior Notes Due 2012. AK Tube is owned 100% by AK Steel Investments Inc. and AK Steel Investments Inc. is 100% owned by AK Steel Holding Company. AK Steel Holding Company also owns 100% of AK Steel Corporation. Prior to its sale on March 31, 2004, Douglas

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Dynamics, L.L.C. was also a Guarantor Subsidiary (Note 10). Since Douglas Dynamics is no longer a guarantor, its results have been reclassified from Guarantor Subsidiaries to Other Subsidiaries. None of the Company’s other subsidiaries is a guarantor of these notes. The Company has determined that full financial statements and other disclosures concerning AK Holding and the Guarantor Subsidiaries would not be material to investors and, accordingly, those financial statements are not presented. The following supplemental condensed consolidating financial statements present information about AK Holding, AK Steel, the Guarantor Subsidiaries and the Other Subsidiaries.

Statements of Operations

For the Year Ended December 31, 2005

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elim- inations	Consolidated Company
Net sales	$—	$5,284.6	$240.8	$341.9	$(219.9)	$5,647.4
Cost of products sold	0.1	4,649.7	204.6	231.0	(88.6)	4,996.8
Selling and administrative expenses	2.4	224.1	10.2	14.4	(42.7)	208.4
Depreciation	—	189.0	6.7	0.7	—	196.4
Other operating items	—	132.7	—	—	—	132.7

Total operating costs	2.5	5,195.5	221.5	246.1	(131.3)	5,534.3
Operating profit (loss)	(2.5)	89.1	19.3	95.8	(88.6)	113.1
Interest expense	—	84.5	—	8.6	(6.3)	86.8
Other income (expense)	—	(63.0)	3.3	25.5	45.9	11.7

Income (loss) before income taxes	(2.5)	(58.4)	22.6	112.7	(36.4)	38.0
Income tax provision	—	34.3	—	4.5	—	38.8
Income (loss) from continuing operations	(2.5)	(92.7)	22.6	108.2	(36.4)	(0.8)
Cumulative effect of accounting change	—	1.5	—	—	—	1.5

Net income (loss)	$(2.5)	$(94.2)	$22.6	$108.2	$(36.4)	$(2.3)

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Statements of Operations

For the Year Ended December 31, 2004

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elim- inations	Consolidated Company
Net sales	$—	$4,861.4	$249.5	$260.3	$(153.9)	$5,217.3
Cost of products sold	0.1	4,282.2	212.6	146.4	(87.7)	4,553.6
Selling and administrative expenses	2.8	217.6	11.3	14.0	(39.3)	206.4
Depreciation	—	199.1	6.5	0.6	—	206.2
Other operating items	—	330.8	—	—	—	330.8

Total operating costs	2.9	5,029.7	230.4	161.0	(127.0)	5,297.0
Operating profit (loss)	(2.9)	(168.3)	19.1	99.3	(26.9)	(79.7)
Interest expense	—	107.6	—	8.8	(6.3)	110.1
Other income (expense)	—	(58.7)	4.0	14.3	36.9	(3.5)

Income (loss) before income taxes	(2.9)	(334.6)	23.1	104.8	16.3	(193.3)
Income tax provision (benefit)	—	(226.2)	—	2.4	—	(223.8)

Income (loss) from continuing operations	(2.9)	(108.4)	23.1	102.4	16.3	30.5
Income from discontinued operations	—	202.9	—	5.0	—	207.9

Net income (loss)	$(2.9)	$94.5	$23.1	$107.4	$16.3	$238.4

Statements of Operations

For the Year Ended December 31, 2003

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elim- inations	Consolidated Company
Net sales	$—	$3,932.4	$134.6	$244.1	$(269.4)	$4,041.7
Cost of products sold	0.1	3,803.4	112.9	96.3	(125.8)	3,886.9
Selling and administrative expenses	1.6	325.7	7.8	13.6	(105.1)	243.6
Depreciation	—	217.1	4.5	0.1	—	221.7
Other operating items	—	341.3	—	—	—	341.3

Total operating costs	1.7	4,687.5	125.2	110.0	(230.9)	4,693.5
Operating profit (loss)	(1.7)	(755.1)	9.4	134.1	(38.5)	(651.8)
Interest expense	—	116.5	—	15.7	(14.4)	117.8
Other income (expense)	—	(28.0)	3.4	9.3	11.9	(3.4)

Income (loss) before income taxes	(1.7)	(899.6)	12.8	127.7	(12.2)	(773.0)
Income tax provision (benefit)	—	(179.8)	—	1.2	—	(178.6)

Income (loss) from continuing operations	(1.7)	(719.8)	12.8	126.5	(12.2)	(594.4)
Income from discontinued operations	—	5.6	—	28.4	—	34.0

Net income (loss)	$(1.7)	$(714.2)	$12.8	$154.9	$(12.2)	$(560.4)

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Balance Sheets

December 31, 2005

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elim- inations	Consolidated Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$514.8	$—	$4.8	$—	$519.6
Accounts receivable	—	25.4	25.3	520.8	(1.5)	570.0
Inventories	—	761.7	16.8	32.8	(2.9)	808.4
Deferred tax asset	—	328.7	—	0.3	—	329.0
Other current assets	0.2	18.7	0.1	0.4	—	19.4

Total Current Assets	0.2	1,649.3	42.2	559.1	(4.4)	2,246.4

Property, Plant and Equipment		4,899.3	74.9	11.4	—	4,985.6
Less accumulated depreciation	—	(2,698.5)	(21.5)	(8.1)	—	(2,728.1)

Property, plant and equipment, net	—	2,200.8	53.4	3.3	—	2,257.5

Other Assets:
Investment in AFSG	—	—	55.6	—	—	55.6
Intercompany accounts	915.4	(762.2)	2.1	430.8	(586.1)	—
Other investments	—	20.1	—	42.3	—	62.4
Goodwill	—	—	32.9	4.2	—	37.1
Other intangible assets	—	39.5	0.7	—	—	40.2
Deferred tax asset	—	752.5	—	—	—	752.5
Other assets	—	32.6	—	3.6	—	36.2

TOTAL ASSETS	$915.6	$3,932.6	$186.9	$1,043.3	$(590.5)	$5,487.9

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$435.6	$8.4	$7.5	$(1.5)	$450.0
Accrued liabilities	—	207.2	3.3	5.9	—	216.4
Current portion of pension and other postretirement benefit obligations	—	237.0	—	—	—	237.0

Total Current Liabilities	—	879.8	11.7	13.4	(1.5)	903.4

Non-current Liabilities:
Long-term debt	—	1,114.9	—	—	—	1,114.9
Pension and other postretirement benefit obligations	—	3,114.7	0.9	—	—	3,115.6
Other liabilities	—	128.5	—	2.5	2.5	133.5

Total Non-current Liabilities	—	4,358.1	0.9	2.5	2.5	4,364.0

TOTAL LIABILITIES	—	5,237.9	12.6	15.9	1.0	5,267.4

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	915.6	(1,305.3)	174.3	1,027.4	(591.5)	220.5

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$915.6	$3,932.6	$186.9	$1,043.3	$(590.5)	$5,487.9

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Balance Sheets

December 31, 2004

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elim- inations	Consolidated Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$359.9	$—	$17.2	$—	$377.1
Accounts receivable	—	27.4	27.8	578.3	(0.9)	632.6
Inventories	—	648.2	18.7	38.4	(23.1)	682.2
Deferred tax asset	—	391.1	—	0.5	—	391.6
Other current assets	0.2	22.6	0.1	0.4	—	23.3

Total Current Assets	0.2	1,449.2	46.6	634.8	(24.0)	2,106.8

Property, Plant and Equipment		4,784.6	72.8	12.2	—	4,869.6
Less accumulated depreciation	—	(2,522.0)	(14.7)	(8.4)	—	(2,545.1)

Property, plant and equipment, net	—	2,262.6	58.1	3.8	—	2,324.5

Other Assets:
Investment in AFSG	—	—	55.6	—	—	55.6
Intercompany accounts	889.5	(802.1)	(28.6)	493.7	(552.5)	—
Other investments	—	49.7	—	57.2	—	106.9
Goodwill	—	—	32.8	4.3	—	37.1
Other intangible assets	—	58.9	1.1	—	—	60.0
Deferred tax asset	—	720.2	—	—	—	720.2
Other assets	—	36.0	—	5.6	—	41.6

TOTAL ASSETS	$889.7	$3,774.5	$165.6	$1,199.4	$(576.5)	$5,452.7

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$371.3	$5.8	$11.1	$(0.9)	$387.3
Accrued liabilities	0.1	191.7	4.0	3.7	—	199.5
Current portion of pension and other postretirement benefit obligations	—	159.9	—	—	—	159.9

Total Current Liabilities	0.1	722.9	9.8	14.8	(0.9)	746.7

Non-current Liabilities:
Long-term debt	—	1,109.7	—	—	—	1,109.7
Pension and other postretirement benefit obligations	—	3,263.3	0.8	—	—	3,264.1
Other liabilities	—	129.8	—	2.9	2.1	134.8

Total Non-current Liabilities	—	4,502.8	0.8	2.9	2.1	4,508.6

TOTAL LIABILITIES	0.1	5,225.7	10.6	17.7	1.2	5,255.3

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	889.6	(1,451.2)	155.0	1,181.7	(577.7)	197.4

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$889.7	$3,774.5	$165.6	$1,199.4	$(576.5)	$5,452.7

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Statements of Cash Flows

For the Year Ended December 31, 2005

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elim inations	Consolidated Company
Cash flows from operating activities:
Net income (loss)	$(2.5)	$(91.2)	$22.6	$108.2	$(39.4)	$(2.3)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	—	189.0	6.7	0.7	—	196.4
Amortization	—	8.2	0.3	—	—	8.5
Deferred income taxes	—	19.6	—	—	—	19.6
Contribution to pension trust	—	(150.0)	—	—	—	(150.0)
Pension/other postretirement benefit charge	—	54.2	—	—	—	54.2
Asset impairment charges	—	31.7	—	—	—	31.7
Curtailment charge	—	12.9	—	—	—	12.9
Impairment of equity investment	—	33.9	—	—	—	33.9
Cumulative effect of accounting change	—	1.5	—	—	—	1.5
Other items, net	0.3	2.3	0.1	12.6	—	15.3
Changes in assets and liabilities:
Accounts and notes receivable	—	(0.2)	2.5	57.3	0.6	60.2
Inventories	—	(113.4)	2.0	5.6	(20.2)	(126.0)
Current liabilities	—	62.8	1.6	1.7	(0.6)	65.5
Other assets	—	0.8	—	2.0	—	2.8
Pension asset and obligation	—	63.0	—	—	—	63.0
Postretirement benefit obligation	—	(3.3)	0.1	—	—	(3.2)
Other liabilities	—	(4.0)	—	(0.4)	0.4	(4.0)

Total adjustments	0.3	209.0	13.3	79.5	(19.8)	282.3

Net cash flows from operating activities of continuing operations	(2.2)	117.8	35.9	187.7	(59.2)	280.0

Cash flows from investing activities:
Capital investments	—	(171.6)	(1.9)	(0.3)	—	(173.8)
Proceeds from the sale of investments and property, plant and equipment	—	1.2	—	—	—	1.2
Proceeds for draw on restricted funds for emission control expenditures	—	33.6	—	—	—	33.6
Other items, net	—	(0.3)	—	1.5	—	1.2

Net cash flows from investing activities	—	(137.1)	(1.9)	1.2	—	(137.8)

Cash flows from financing activities:
Redemption of long-term debt	—	—	—	—	—	—
Purchase of treasury stock	(0.7)	0.1	—	—	—	(0.6)
Common stock dividends paid	—	—	(3.3)	(4.9)	8.2	—
Intercompany activity	(0.2)	174.0	(30.7)	(194.1)	51.0	—
Other items, net	3.1	0.1	—	(2.3)	—	0.9

Net cash flows from financing activities	2.2	174.2	(34.0)	(201.3)	59.2	0.3

Net increase (decrease) in cash and cash equivalents	—	154.9	—	(12.4)	—	142.5
Cash and cash equivalents, beginning of year	—	359.9	—	17.2	—	377.1

Cash and cash equivalents, end of year	$—	$514.8	$—	$4.8	$—	$519.6

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Statement of Cash Flows

For the Year Ended December 31, 2004

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
Cash flows from operating activities:
Net income (loss)	$(2.9)	$95.5	$23.1	$106.5	$16.2	$238.4
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	—	199.1	6.5	0.6	—	206.2
Amortization	—	12.6	0.3	—	—	12.9
Deferred income taxes	—	(234.0)	—	—	—	(234.0)
Pension/other postretirement benefit charge	—	330.8	—	—	—	330.8
Exclusion of income from and gain on sale of discontinued operations	—	(202.9)	—	(5.0)	—	(207.9)
Charge on retirement of long-term debt	—	8.7	—	—	—	8.7
Other items, net	0.7	(0.7)	1.0	(3.1)	—	(2.1)
Changes in assets and liabilities:
Accounts and notes receivable	—	(4.9)	(4.0)	(223.2)	0.9	(231.2)
Inventories	—	31.2	(1.1)	7.1	15.0	52.2
Current liabilities	0.1	4.3	3.2	0.3	(0.9)	7.0
Other assets	(0.1)	7.9	—	(0.1)	—	7.7
Pension asset and obligation	—	65.5	—	—	—	65.5
Postretirement benefit obligation	—	(18.9)	0.1	—	—	(18.8)
Other liabilities	—	(19.8)	—	(3.1)	2.1	(20.8)

Total adjustments	0.7	178.9	6.0	(226.5)	17.1	(23.8)

Net cash flows from operating activities of continuing operations	(2.2)	274.4	29.1	(120.0)	33.3	214.6

Cash flows from investing activities:
Capital investments	—	(85.2)	(3.7)	(0.4)	—	(89.3)
Purchase of long-term investments	—	(2.5)	—	—	—	(2.5)
Proceeds from the sale of discontinued operations	—	333.8	—	—	—	333.8
Proceeds from the sale of investments and property, plant and equipment	—	49.3	—	—	—	49.3
Proceeds for draw on restricted funds for emission control expenditures	—	21.3	—	—	—	21.3
Other items, net	—	0.8	—	(0.8)	—	—

Net cash flows from investing activities	—	317.5	(3.7)	(1.2)	—	312.6

Cash flows from financing activities:
Redemption of long-term debt	—	(213.4)	—	—	—	(213.4)
Premium on redemption of long-term debt	—	(5.0)	—	—	—	(5.0)
Fees related to new credit facility or new debt	—	(3.7)	—	—	—	(3.7)
Purchase of treasury stock	(0.3)	0.1	—	—	—	(0.2)
Common stock dividends paid	—	0.1	(4.1)	(4.1)	8.1	—
Intercompany activity	(1.0)	(54.0)	(21.3)	117.7	(41.4)	—
Other items, net	3.5	(0.1)	—	1.6	—	5.0

Net cash flows from financing activities of continuing operations	2.2	(276.0)	(25.4)	115.2	(33.3)	(217.3)

Cash flows from discontinued operations (Revised—see Note 10):
Cash flows from operating activities of discontinued operations	—	1.1	—	12.1	—	13.2
Cash flows from investing activities of discontinued operations	—	—	—	(0.7)	—	(0.7)

Cash flows from discontinued operations	—	1.1	—	11.4	—	12.5

Net increase (decrease) in cash and cash equivalents	—	317.0	—	5.4	—	322.4
Cash and cash equivalents, beginning of year	—	42.9	—	11.8	—	54.7

Cash and cash equivalents, end of year	$—	$359.9	$—	$17.2	$—	$377.1

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Statement of Cash Flows

For the Year Ended December 31, 2003

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elim- inations	Consolidated Company
Cash flows from operating activities:
Net income (loss)	$(1.7)	$(714.2)	$41.2	$126.5	$(12.2)	$(560.4)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	—	217.1	4.5	0.1	—	221.7
Amortization	—	10.9	0.2	—	—	11.1
Deferred income taxes	—	(173.5)	—	(0.3)	—	(173.8)
Goodwill impairment	—	101.2	—	—	—	101.2
Pension/other postretirement benefit charge	—	240.1	—	—	—	240.1
Exclusion of income from discontinued operations	—	(5.6)	—	(28.4)	—	(34.0)
Other items, net	0.2	15.2	1.5	1.1	—	18.0
Changes in assets and liabilities:
Accounts and notes receivable	—	(18.0)	(17.7)	18.6	—	(17.1)
Inventories	—	131.9	(4.2)	(17.6)	7.3	117.4
Current liabilities	—	(97.1)	2.4	5.9	—	(88.8)
Other assets	—	(1.3)	(0.1)	0.4	—	(1.0)
Pension asset and obligation	—	85.9	—	—	—	85.9
Postretirement benefit obligation	—	22.0	—	—	—	22.0
Other liabilities	—	(7.5)	—	0.2	—	(7.3)

Total adjustments	0.2	521.3	(13.4)	(20.0)	7.3	495.4

Net cash flows from operating activities of continuing operations	(1.5)	(192.9)	27.8	106.5	(4.9)	(65.0)

Cash flows from investing activities:
Capital investments	—	(84.1)	(2.7)	—	—	(86.8)
Purchase of long-term investments	—	(1.1)	—	—	—	(1.1)
Purchase of business	—	—	(67.2)	—	—	(67.2)
Proceeds from the sale of investments and property, plant and equipment	—	11.8	—	—	—	11.8
Other items, net	—	(0.1)	0.2	(0.4)	—	(0.3)

Net cash flows from investing activities	—	(73.5)	(69.7)	(0.4)	—	(143.6)

Cash flows from financing activities:
Redemption of long-term debt	—	(62.5)	—	—	—	(62.5)
Purchase of treasury stock	(0.7)	—	—	—	—	(0.7)
Common stock dividends paid	—	—	(4.5)	(4.5)	9.0	—
Intercompany activity	2.2	79.8	46.4	(124.3)	(4.1)	—
Other items, net	—	(9.7)	—	2.3	—	(7.4)

Net cash flows from financing activities	1.5	7.6	41.9	(126.5)	4.9	(70.6)

Cash flows from discontinued operations (Revised—see Note 10):
Cash flows from operating activities of discontinued operations	—	26.2	—	28.4	—	54.6
Cash flows from investing activities of discontinued operations	—	(0.5)	—	(2.7)	—	(3.2)

Cash flows from discontinued operations	—	25.7	—	25.7	—	51.4

Net increase (decrease) in cash and cash equivalents	—	(233.1)	—	5.3	—	(227.8)
Cash and cash equivalents, beginning of year	—	276.0	—	6.5	—	282.5

Cash and cash equivalents, end of year	$—	$42.9	$—	$11.8	$—	$54.7

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A.	Controls and Procedures

With the participation of management, the Company’s chief executive officer and its chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2005. Based upon this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of December 31, 2005.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal year ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm follow.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, the Company’s management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment and those criteria, management has determined that, as of December 31, 2005, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which appears on the following page.

Date February 28, 2006	/s/ JAMES L. WAINSCOTT
James L. Wainscott, Chairman of the Board, President and Chief Executive Officer

Date February 28, 2006	/s/ ALBERT E. FERRARA, JR.
Albert E. Ferrara, Jr., Vice President, Finance and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AK Steel Holding Corporation:

Middletown, OH

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that AK Steel Holding Corporation and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated February 28, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to the Company’s retrospective revision of the consolidated statements of cash flows to present separate disclosure of the cash flows from operating and investing activities of discontinued operations.

DELOITTE & TOUCHE LLP

Cincinnati, OH

February 28, 2006

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

Information with respect to the Company’s Executive Officers is set forth in Part I of this Annual Report pursuant to General Instruction G of Form 10-K. The information required to be furnished pursuant to this item with respect to Directors of the Company will be set forth under the caption “Election of Directors” in the Company’s proxy statement (the “2006 Proxy Statement”) to be furnished to stockholders in connection with the solicitation of proxies by the Company’s Board of Directors for use at the Annual Meeting of Stockholders, and is incorporated herein by reference.

The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2006 Proxy Statement, and is incorporated herein by reference.

The information required to be furnished pursuant to this item with respect to the Audit Committee and the Audit Committee financial expert will be set forth under the caption “Committees of the Board of Directors” in the 2006 Proxy Statement, and is incorporated herein by reference.

The Company has adopted: a Code of Ethics covering its Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and other persons performing a similar function; a Code of Business Conduct and Ethics for Directors, Officers and Employees; and Corporate Governance Guidelines. These documents, along with charters of its Audit, Compensation, and Nominating and Governance Committees, are posted on the Company’s website at www.aksteel.com. These documents are also available in print by mailing a request to: Corporate Secretary, c/o AK Steel, 703 Curtis Street, Middletown, OH 45043.

Item 11.	Executive Compensation.

The information required to be furnished pursuant to this item will be set forth under the caption “Executive Compensation” in the 2006 Proxy Statement, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required to be furnished pursuant to this item with respect to compensation plans under which equity securities of the Company are authorized for issuance will be set forth under the caption “Equity Compensation Plan Information” in the 2006 Proxy Statement, and is incorporated herein by reference.

Other information required to be furnished pursuant to this item will be set forth under the caption “Stock Ownership” in the 2006 Proxy Statement, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions.

None.

Item 14.	Principal Accountant Fees and Services.

The information required to be furnished pursuant to this item will be set forth under the caption “Principal Accounting Firm Fees” in the 2006 Proxy Statement, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The list of exhibits and financial statements filed as part of this report is submitted as a separate section, the index to which is located on the following page. One financial statement schedule (Exhibit 99.1) is included.

(b) Exhibits:

List of exhibits begins on next page.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation of AK Steel Holding Corporation, filed with the Secretary of State of the State of Delaware on December 20, 1993, as amended (incorporated herein by reference to Exhibit 3.1.1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on May 27, 1998).

3.2	By-laws of AK Steel Holding Corporation (incorporated herein by reference to Exhibit 3.2 to AK Steel Holding Corporation’s Registration Statement on Form S-1 (Registration No. 33-74432), as filed with the Commission on January 26, 1994).

3.3	Certificate of Designations, Preferences, Rights and Limitations of Series A Junior Preferred Stock (incorporated herein by reference to Exhibit 10.1 to AK Steel Holdings Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 8, 2005).

4.1	Indenture, dated as of February 10, 1999, relating to AK Steel Holding Corporation’s 7- 7/8% Senior Notes Due 2009 (the “1999 Indenture”) (incorporated herein by reference to Exhibit 1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on February 17, 1999).

4.2	First Supplemental Indenture, dated as of August 6, 1999, to the 1999 Indenture (incorporated herein by reference to Exhibit 4.13 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on October 21, 1999).

4.3	Second Supplemental Indenture, dated as of October 1, 1999, to the 1999 Indenture (incorporated herein by reference to Exhibit 4.14 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on October 21, 1999).

4.4	Third Supplemental Indenture, dated as of August 8, 2002, to the 1999 Indenture (incorporated herein by reference to Exhibit 4.1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on August 13, 2002).

4.5	Fourth Supplemental Indenture, dated as of August 8, 2003, to the 1999 Indenture (incorporated herein by reference to Exhibit 4.4 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on August 18, 2003).

4.6	Guarantee Agreement, dated as of August 7, 2003, by AK Steel Investments, Inc. pursuant to the Note Purchase Agreements, dated as of December 17, 1996, as amended, relating to AK Steel Holding Corporation’s Senior Secured Notes, Series A-E, Due 2004 (incorporated herein by reference to Exhibit 4.1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on August 18, 2003).

4.7	Guarantee Agreement, dated as of August 7, 2003, by AK Tube LLC pursuant to the Note Purchase Agreements, dated as of December 17, 1996, as amended, relating to AK Steel Holding Corporation’s Senior Secured Notes, Series A-E, Due 2004 (incorporated herein by reference to Exhibit 4.2 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on August 18, 2003).

4.8	Indenture, dated as of June 11, 2002, among AK Steel Corporation, AK Steel Holding Corporation, as Guarantor, Douglas Dynamics, L.L.C., as Guarantor, and Fifth Third Bank (“2002 Indenture”) (incorporated herein by reference to Exhibit 4.1 to AK Steel Holdings Corporation’s Registration Statement on Form S-4 (Registration No. 333-98409), as filed with the Commission on December 5, 2002).

4.9	First Supplemental Indenture, dated as of August 8, 2003, to the 2002 Indenture (incorporated herein by reference to Exhibit 4.3 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on August 18, 2003).

Exhibit Number	Description

10.1	Executive Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.9 to AK Steel Holdings Corporation’s Registration Statement on Form S-4 (Registration No. 333-98409), as filed with the Commission on December 5, 2002).

10.2	Directors’ Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.10 to AK Steel Holdings Corporation’s Registration Statement on Form S-4 (Registration No. 333-98409), as filed with the Commission on December 5, 2002).

10.3	Credit Agreement dated as of July 24, 2003, among AK Steel Holding Corporation, as Guarantor, AK Steel Corporation, as Borrower, The Lenders Listed Therein, as Lenders, Credit Suisse First Boston, acting through its Cayman Islands branch, as Administrative Agent, General Electric Capital Corporation, as Syndication Agent and Collateral Agent, and The CIT Group/Business Credit, Inc., Bank One, NA, and Congress Financial Corporation as Co-Documentation Agents (incorporated herein by reference to Exhibit 4.1 to AK Steel Holding Corporation’s Current Report on Form 8-K as filed with the Commission on July 30, 2003).

10.4	Intercreditor Agreement dated as of July 24, 2003 among PNC Bank, National Association, as Purchaser Agent, Credit Suisse First Boston, acting through its Cayman Islands branch, as Lender Administrative Agent, General Electric Capital Corporation, as Lender Collateral Agent, AK Steel Receivables LTD, as Transferor, and AK Steel Corporation, as Servicer and Originator, and as Company (incorporated herein by reference to Exhibit 4.2 to AK Steel Holding Corporation’s Current Report on Form 8-K as filed with the Commission on July 30, 2003).

10.5	Security Agreement dated as of July 24, 2003, among AK Steel Corporation, Credit Suisse First Boston, acting through its Cayman Islands branch, as Administrative Agent, and General Electric Capital Corporation, as Collateral Agent (incorporated herein by reference to Exhibit 4.3 to AK Steel Holding Corporation’s Current Report on Form 8-K as filed with the Commission on July 30, 2003).

10.6	Policy Concerning Severance Agreements with Senior Executives (incorporated herein by reference to Exhibit 99.3 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the Commission on November 14, 2003).

10.7	Annual Management Incentive Plan as amended and restated as of January 16, 2003 (incorporated herein by reference to Exhibit 10.3 to AK Steel Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Commission on March 4, 2004).

10.8	Executive Minimum and Supplemental Retirement Plan amended and restated November 25, 2003 as corrected and superceded on March 4, 2004 (incorporated herein by reference to Exhibit 10.1 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, as filed with the Commission on May 4, 2004).

10.9	Receivables Sale Agreement dated as of May 27, 2004 by and among Each of the Entities Party Thereto from Time to Time as Originators, AKS Receivables, LLC and AK Steel Corporation (incorporated herein by reference to Exhibit 4.1 to AK Steel Holding Corporation’s Current Report on Form 8-K as filed with the Commission on June 1, 2004).

10.10	Receivables Funding Agreement Dated as of May 27, 2004 by and among AKS Receivables, LLC, as Borrower, AK Steel Corporation, as Servicer, the Financial Institutions Signatory Thereto from Time to Time, as Lenders and General Electric Capital Corporation, as Lender, as Swing Line Lender and as Administrative Agent (incorporated herein by reference to Exhibit 4.2 to AK Steel Holding Corporation’s Current Report on Form 8-K as filed with the Commission on June 1, 2004).

10.11	Annex X to Receivables Sale Agreement and Receivables Funding Agreement, setting forth definitions of key terms (incorporated herein by reference to Exhibit 4.3 to AK Steel Holding Corporation’s Current Report on Form 8-K as filed with the Commission on June 1, 2004).

Exhibit Number	Description

10.12	Form of Executive Officer Severance Agreement as approved by the Board of Directors on July 14, 2004–Version 1 (incorporated herein by reference to Exhibit 10.1 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Commission on November 4, 2004).

10.13	Form of Executive Officer Severance Agreement as approved by the Board of Directors on July 14, 2004–Version 2 (incorporated herein by reference to Exhibit 10.2 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Commission on November 4, 2004).

10.14	Form of Executive Officer Change of Control Agreement as approved by the Board of Directors on July 14, 2004–Version 1 (incorporated herein by reference to Exhibit 10.3 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Commission on November 4, 2004).

10.15	Form of Executive Officer Change of Control Agreement as approved by the Board of Directors on July 14, 2004–Version 2 (incorporated herein by reference to Exhibit 10.4 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Commission on November 4, 2004).

10.16	Form of Executive Officer Change of Control Agreement as approved by the Board of Directors on July 14, 2004–Version 3 (incorporated herein by reference to Exhibit 10.5 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Commission on November 4, 2004).

10.17	Form of Executive Officer Change of Control Agreement as approved by the Board of Directors on July 14, 2004–Version 4 (incorporated herein by reference to Exhibit 10.6 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Commission on November 4, 2004).

10.18	Separation Agreement and Release with Michael P. Christy, former Vice President, Purchasing and Transportation, dated August 27, 2004 (incorporated herein by reference to Exhibit 10.7 to AK Steel Holdings Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Commission on November 4, 2004).

10.19	Separation Agreement and Release with Thomas C. Graham, Jr., former Vice President, Engineering, dated November 30, 2004 (incorporated herein by reference to Exhibit 10.24 to AK Steel Holdings Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 8, 2005).

10.20	Form of Restricted Stock Award for special bonus grants approved by the Board of Directors on January 20, 2005 to executive officers and selected key managers of the Company (incorporated herein by reference to Exhibit 10.25 to AK Steel Holdings Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 8, 2005).

10.21	Form of the Performance Share Award Agreement for performance-based equity awards approved by the Board of Directors on January 20, 2005, subject to shareholder approval, to executive officers and key managers of the Company pursuant to the Company Stock Incentive Plan, as proposed to be amended and restated (incorporated herein by reference to Exhibit 10.26 to AK Steel Holdings Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 8, 2005).

Exhibit Number	Description

*10.22	Stock Incentive Plan as amended and restated as of January 20, 2005.

*10.23	Long Term Performance Plan as amended and restated as of March 17, 2005.

*10.24	Named Executive Officers’ Base Salary Summary.

*10.25	Directors’ Compensation Summary.

*11.1	Statement re: Computation of Per Share Earnings.

*12.1	Statement re: Computation of Ratio of Earnings to Combined Fixed Charges.

*12.2	Statement re: Computation of Ratio of Earnings to Fixed Charges.

*21.1	Subsidiaries of AK Steel Holding Corporation.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Section 302 Certification of Chief Executive Officer.

*31.2	Section 302 Certification of Chief Financial Officer.

*32.1	Section 906 Certification of Chief Executive Officer.

*32.2	Section 906 Certification of Chief Financial Officer.

*99.1	Valuation and qualifying accounts for the years ended December 31, 2005, 2004 and 2003.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Middletown, State of Ohio, on February 28, 2006.

AK STEEL HOLDING CORPORATION (Registrant)

Dated February 28, 2006	/s/ ALBERT E. FERRARA, JR
Albert E. Ferrara, Jr.,
Vice President, Finance and Chief Financial Officer

Dated February 28, 2006	/s/ ROGER K. NEWPORT
Roger K. Newport
Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES L. WAINSCOTT James L. Wainscott	Chairman of the Board, President and Chief Executive Officer	February 28, 2006

/s/ ROBERT H. JENKINS Robert H. Jenkins	Lead Director	February 28, 2006

/s/ RICHARD A. ABDOO Richard A. Abdoo	Director	February 28, 2006

/s/ DONALD V. FITES Donald V. Fites	Director	February 28, 2006

/s/ Dr. BONNIE G. HILL Dr. Bonnie G. Hill	Director	February 28, 2006

/s/ LAWRENCE A. LESER Lawrence A. Leser	Director	February 28, 2006

/s/ DANIEL J. MEYER Daniel J. Meyer	Director	February 28, 2006

/s/ SHIRLEY D. PETERSON Shirley D. Peterson	Director	February 28, 2006

/s/ Dr. JAMES A. THOMSON Dr. James A. Thomson	Director	February 28, 2006