Form 10-Q
period 2006-03-31
AK STEEL HOLDING CORP
filed 2006-05-04
CIK 918160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated files. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer  ☐                    Accelerated filer  ☒                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

110,013,579 shares of common stock

(as of April 28, 2006)

AK STEEL HOLDING CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

AK STEEL HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in millions, except per share data)

(unaudited)	Three Months Ended March 31,
	2006	2005
Net sales	$1,435.9	$1,422.5

Cost of products sold (exclusive of items shown below)	1,304.3	1,206.3
Selling and administrative expenses	52.1	52.3
Depreciation	50.1	50.3

Total operating costs	1,406.5	1,308.9

Operating profit	29.4	113.6

Interest expense	22.0	22.4
Other income	4.0	5.4

Income before income taxes	11.4	96.6

Income tax provision due to state tax law changes	1.5	3.1
Income tax provision	3.7	34.3

Net income	$6.2	$59.2

Basic and diluted earnings per share:
Net income per share	$0.06	$0.54

Common shares and common share equivalents outstanding (weighted average in millions):
Basic	109.8	109.5

Diluted	110.3	110.6

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in millions)

(unaudited)	March 31, 2006	December 31, 2005
ASSETS

Current Assets:
Cash and cash equivalents	$475.2	$519.6
Accounts receivable, net	578.9	570.0
Inventories, net	817.2	808.4
Deferred tax asset	342.1	329.0
Other current assets	24.6	19.4

Total Current Assets	2,238.0	2,246.4

Property, Plant and Equipment	5,001.5	4,985.6
Less accumulated depreciation	(2,778.0)	(2,728.1)

Property, plant and equipment, net	2,223.5	2,257.5

Other Assets:
Investment in AFSG Holdings, Inc.	55.6	55.6
Other investments	71.8	62.4
Goodwill	37.1	37.1
Other intangible assets	40.2	40.2
Deferred tax asset	748.4	752.5
Other assets	30.3	36.2

TOTAL ASSETS	$5,444.9	$5,487.9

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$385.4	$450.0
Accrued liabilities	248.9	216.4
Current portion of pension and other postretirement benefit obligations	342.0	237.0

Total Current Liabilities	976.3	903.4

Non-current Liabilities:
Long-term debt	1,115.0	1,114.9
Pension and other postretirement benefit obligations	3,016.5	3,115.6
Other liabilities	131.8	133.5

Total Non-current Liabilities	4,263.3	4,364.0

TOTAL LIABILITIES	5,239.6	5,267.4

Stockholders’ Equity:
Preferred stock, authorized 25,000,000 shares	—	—
Common stock, authorized 200,000,000 shares of $.01 par value each; issued 2006, 118,695,672 shares, 2005, 118,415,233 shares; outstanding 2006, 110,014,491 shares, 2005, 109,806,200 shares	1.2	1.2
Additional paid-in capital	1,833.4	1,832.1
Treasury stock, common shares at cost, 2006, 8,681,181 shares; 2005, 8,609,033 shares	(124.1)	(123.6)
Accumulated deficit	(1,302.0)	(1,308.1)
Accumulated other comprehensive loss	(203.2)	(181.1)

TOTAL STOCKHOLDERS’ EQUITY	205.3	220.5

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,444.9	$5,487.9

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

(unaudited)	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6.2	$59.2
Depreciation	50.1	50.3
Amortization	2.3	2.2
Deferred income taxes	4.9	29.6
Contributions to the pension trust	—	(150.0)
Pension and other postretirement benefit expense in excess of payments	5.8	16.3
Working capital	(89.1)	(103.1)
Other	3.8	1.1

Net cash flows from operating activities	(16.0)	(94.4)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	(19.7)	(35.4)
Proceeds from draw on restricted funds for emission control expenditures	3.6	8.8
Restricted cash to collateralize letter of credit	(12.3)	—
Other	(0.1)	—

Net cash flows from investing activities	(28.5)	(26.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	0.2	3.1
Purchase of treasury stock	(0.6)	(0.5)

Other	0.5	0.3

Net cash flows from financing activities	0.1	2.9

Net decrease in cash and cash equivalents	(44.4)	(118.1)
Cash and cash equivalents, beginning of period	519.6	377.1

Cash and cash equivalents, end of period	$475.2	$259.0

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest, net of capitalized interest	$18.8	$19.3

Income taxes	1.4	2.0

Supplemental disclosure of non-cash investing and financing activities — Issuance of restricted common stock	$1.9	$4.5

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share data)

1.	Basis of Presentation

In the opinion of the management of AK Steel Holding Corporation (“AK Holding”) and AK Steel Corporation (“AK Steel”, and together with AK Holding, the “Company”), the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2006 and the results of its operations and cash flows for the three-month periods ended March 31, 2006 and 2005, respectively. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2005.

2.	Earnings Per Share

	Three Months Ended March 31,
	2006	2005
Income for calculation of basic and diluted earnings per share:
Net income	$6.2	$59.2

Common shares outstanding (weighted average in millions):
Common shares outstanding for basic earnings per share	109.8	109.5
Effect of dilutive securities	0.5	1.1

Common shares outstanding for diluted earnings per share	110.3	110.6

Basic and diluted earnings per share:
Net income per share	$0.06	$0.54

Potentially issuable common shares (in millions) excluded from earnings per share calculation due to anti-dilutive effect	2.0	1.6

3.	Inventories

Inventories are valued at the lower of cost or market. The cost of the majority of inventories is measured on the last in, first out (LIFO) method. Other inventories are measured principally at average cost.

	March 31, 2006	December 31, 2005
Finished and semi-finished	$829.2	$800.3
Raw materials	353.1	359.8

Total cost	1,182.3	1,160.1
Adjustment to state inventories at LIFO value	(365.1)	(351.7)

Net inventories	$817.2	$808.4

4.	Pension and other postretirement benefits

Net periodic benefit costs for pension and other postretirement benefits were as follows:

	Pension Benefits Three Months Ended March 31,		Other Postretirement Benefits Three Months Ended March 31,
	2006	2005	2006	2005
Service cost	$6.1	$7.2	$5.5	$4.6
Interest cost	52.3	52.7	31.2	32.3
Expected return on assets	(50.0)	(51.9)	—	—
Amortization of prior service cost	1.4	2.3	(6.6)	(3.1)
Amortization of loss	6.7	7.5	3.6	3.8

Net periodic benefit cost	$16.5	$17.8	$33.7	$37.6

The decrease in “Net periodic benefit cost” for Pension Benefits for the three months ended March 31, 2006 was due mainly to amendments to the plans resulting from a new five-year labor agreement (the “Ashland Agreement”) covering active hourly production and maintenance employees at the Company’s Ashland (KY) Works which was ratified on September 26, 2005 by members of the United Steelworkers of America (“USW”) Local 1865. The decrease for Other Postretirement Benefits for the three months ended March 31, 2006 was as a result of the Ashland Agreement with the USW affecting the active and retired hourly production and maintenance employees at the Ashland Works and shutdown facilities affiliated with the USW.

The Company provides healthcare benefits to most of its employees and retirees. The total projected future benefit obligation of the Company with respect to payments for healthcare benefits is accounted for as “Pension and other postretirement benefit obligations” in the Company’s condensed consolidated balance sheets. The net amount of the liability recognized by the Company, as of March 31, 2006, for future payment of such benefit obligations was approximately $2.2 billion.

Accounting for retiree healthcare benefits requires the use of actuarial methods and assumptions, including assumptions about current employees’ future retirement dates, the anticipated mortality rate of retirees, anticipated future increases in healthcare costs and the obligation of the Company under future collective bargaining agreements with respect to healthcare benefits for retirees. Changing any of these assumptions could have a material impact on the calculation of the Company’s total obligation for future healthcare benefits. For example, the Company’s calculation of its future retiree healthcare benefit obligation as of the end of 2005 assumed that the Company would continue to provide healthcare benefits to current and future retirees. If this assumption is incorrect, it could have a material effect on the calculation of the Company’s total future retiree healthcare benefit obligation. This assumption could be incorrect as a result of one or more developments, as described below.

First, retirees could consent to a change in the current level of healthcare benefits provided to them. Second, as has already occurred in connection with the Ashland Labor Agreement, the union which represented a particular group of retirees when they were employed by the Company could in the course of negotiations with the Company accept such a change. Third, in certain instances, at or following the expiration of a collective bargaining agreement which affects the Company’s obligation to provide healthcare benefits to retired employees, the Company could take action to modify or terminate the benefits provided to those retirees without the agreement of those retirees or the union, subject to the right of the union subsequently to bargain to alter or reverse such action by the Company. The precise circumstances under which retiree healthcare benefits may be altered unilaterally or by agreement with a particular union vary depending on the terms of the relevant collective bargaining agreement.

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

5.	Share-Based Compensation

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

Effective January 1, 2006, the Company adopted the Financial Accounting Standards Board’s Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share Based Payment” using the modified-prospective method. SFAS No. 123R requires that compensation expense be recognized for all share-based payments based on the grant date fair value. Prior periods are not restated to reflect the new provisions, and thus under this method of adoption, the provisions of SFAS No. 123R are generally applied to share-based awards subsequent to the adoption and share-based awards prior to the adoption with additional service to vesting. The Company’s policy for amortizing the value of the share-based payments is a straight-line method.

The Company’s calculation of fair value of the options is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

Expected life in years	2.76
Risk-free interest rate	4.34%
Volatility	60.07%
Dividend yield	0.00%

The Company uses historical data regarding stock option exercise behaviors to estimate the expected life of options granted based on the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility was based on historical volatility for a period equal to the stock option’s expected life. The expected dividend yield is based on the Company’s historical dividend payments.

A summary of stock option activity under the Company’s share-based compensation plans for the three months ended March 31, 2006 is presented below:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2005	3,425,926	$13.02
Granted	226,000	$7.91
Exercised	(43,167)	$4.00
Forfeited or expired	(20,000)	$18.54

Outstanding at March 31, 2006	3,588,759	$12.85	5.2 yrs	$15.4

Options Exercisable at March 31, 2006	2,980,203	$14.35	4.5 yrs	$13.9

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2006 and 2005, was $3.25 and $7.09, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005, based upon the average market price during the period, was approximately $0.1 and $1.4, respectively.

The following table summarizes information about stock options outstanding at March 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$ 2.74 to $ 5.49	892,998	7.7 yrs.	$3.74	568,336	$3.75
$ 5.50 to $ 8.23	447,392	8.5 yrs.	7.60	164,498	7.68
$ 8.24 to $ 10.98	214,484	5.3 yrs.	9.46	214,484	9.46
$ 10.99 to $ 13.72	446,559	6.7 yrs.	12.60	446,559	12.60
$ 13.73 to $ 16.46	1,000	10.0 yrs.	13.90	0	—
$ 16.47 to $ 19.21	865,666	3.0 yrs.	18.51	865,666	18.51
$ 19.22 to $ 21.95	389,660	0.5 yrs.	20.23	389,660	20.23
$ 21.96 to $ 24.69	316,000	3.0 yrs.	23.45	316,000	23.45
$ 24.70 to $ 27.44	15,000	3.1 yrs.	26.77	15,000	26.77

The Company issued performance shares of 344,250 in 2006 and 207,278 in 2005. The performance period ends on December 31, 2008 and 2007, respectively, for the grants above.

The estimated pre-tax expense associated with share-based compensation for 2006 is $1.6 of which $0.4 was expensed in the first quarter. Net income decreased by $0.3 in the first quarter and diluted earnings per share remained unchanged. This amount includes expense for both nonqualified stock options and performance shares granted from the Stock Incentive Plan.

A summary of the activity for non-vested restricted stock awards as of March 31, 2006 and changes during the three-month period is presented below:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2005	1,188,559	$9.01
Granted	237,272	8.11
Vested	(241,164)	9.61
Forfeited	0	—

Outstanding at March 31, 2006	1,184,667	$8.71

Common stock compensation expense related to restricted stock awards granted under the Company’s Stock Incentive Plan was $0.8 ($0.5 after tax) and $0.7 ($0.5 after tax) for the three-month periods ended March 31, 2006 and 2005, respectively.

As of March 31, 2006, there was $6.6 of total unrecognized compensation costs related to non-vested share-based compensation awards granted under the stock options plans. That cost is expected to be recognized over a weighted average period of 2.8 years.

Prior to the adoption of SFAS No. 123R, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and the fair value method under SFAS No. 123, “Accounting for Stock-Based Compensation” to account for nonqualified stock options granted under the Stock Incentive Plan. Accordingly, no compensation expense was recognized for stock options granted for periods prior to January 1, 2006. Had compensation expense for the Company’s stock option plans been determined based on the fair value method, the Company’s net income and basic and diluted income per share would have been adjusted as follows:

Three Months Ended March 31, 2005
Net income as reported	$59.2
Additional compensation cost based on fair value recognition, net of tax	0.3

Net income as adjusted	$58.9

Common shares outstanding for basic earnings per share (weighted average in millions)	109.5

Common shares outstanding for diluted earnings per share as reported	110.6
Options excluded for dilutive earnings per share for share based compensation	(0.9)
Pro forma options dilutive for earnings per share for share based compensation	0.6

Common shares outstanding for diluted earnings per share for share based payments	110.3

Basic income per share as reported	$0.54
Additional compensation cost based on fair value recognition per share	—

Basic income per share as adjusted	$0.54

Diluted income per share as reported	$0.54
Additional compensation cost based on fair value recognition per share	0.01

Diluted income per share as adjusted	$0.53

6.	Long Term Debt

On June 17, 2004, the Company completed a $62.0 industrial bond offering issued through the Ohio Air Quality Development Authority. The bonds have a floating interest rate, 4.0% at March 31, 2006, and will mature on June 1, 2024. Proceeds from the offering are being used to finance construction of emission control equipment for the Middletown Works’ blast furnace and basic oxygen furnaces. The equipment is necessary to comply with standards under the Clean Air Act which will become effective in May 2006. The net proceeds of $61.7 from the bond offering were placed in a restricted fund and are drawn as the Company makes qualifying expenditures. In January 2005, the Company was granted a $5.0 loan with a current interest rate of .75% from the Ohio Department of Development, which is also being used to finance a portion of the blast furnace and basic oxygen furnace construction. These proceeds were also placed in a restricted fund and are drawn as the Company makes qualifying expenditures. Through 2005, a total of $54.9 had been drawn from the funds and $3.6 was drawn in the first quarter of 2006. The remaining proceeds of $8.2 are included in the Company’s condensed consolidated balance sheets in Other Investments.

7.	Income Tax Provision

On March 24, 2006, new tax legislation was enacted in the State of Indiana. Under that new legislation, in the first quarter of 2006, under SFAS No.109 “Accounting for Income Taxes”, the Company was required to recognize as part of its income tax provision a non-cash tax charge of $1.5 for the reduction in value of the Company’s deferred tax assets resulting from a lower effective state income tax rate in Indiana. During the first quarter of 2005, new tax legislation also was enacted in the Commonwealth of Kentucky. As a result of that legislation, the Company similarly recognized in that quarter as part of its income tax provision a non-cash tax charge of $3.1 for the reduction in value of the Company’s deferred tax assets resulting from lower state income tax rates in Kentucky.

8.	Comprehensive Income (Loss)

Comprehensive income (loss), net of tax, is as follows:

	Three Months Ended March 31,
	2006	2005
Net income	$6.2	$59.2
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	0.6	0.2
Derivative instrument hedges, mark to market:
Gains (losses) arising in period	(29.4)	2.5
Reclass of losses included in net income	6.7	1.5

Comprehensive income (loss)	$(15.9)	$63.4

A 38% deferred tax rate is applied to derivative instrument hedges and unrealized gains and losses.

Accumulated other comprehensive loss is as follows:

	March 31, 2006	December 31, 2005
Foreign currency translation	$1.4	$0.8
Derivative instrument hedges	(21.5)	1.2
Minimum pension liability	(183.1)	(183.1)

Accumulated other comprehensive loss	$(203.2)	$(181.1)

9.	Environmental and Legal Contingencies

Environmental Contingencies: AK Steel and its predecessors have been conducting steel manufacturing and related operations for more than 105 years. Although their operating practices are believed to have been consistent with prevailing industry standards during this time, hazardous materials may have been released in the past at one or more operating sites, including sites that are no longer owned by AK Steel. Potential remediation expenditures have been estimated for those sites where future remediation efforts are probable based on identified conditions, regulatory requirements or contractual obligations arising from the sale of a business or facility. At March 31, 2006, the Company had recorded $10.1 in current accrued liabilities and $41.1 in non-current other liabilities on its consolidated balance sheets for estimated probable costs relating to environmental matters. However, amounts recognized in the financial statements in accordance with accounting principles generally accepted in the United States exclude costs that are not probable or that may not be currently estimable. The ultimate costs of these environmental proceedings may, therefore, be higher than those currently recorded on the Company’s financial statements. Management believes that the ultimate disposition of the environmental proceedings will not have, individually or in the aggregate, a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

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

As previously reported, on July 27, 2001, AK Steel received a Special Notice Letter from the EPA requesting that AK Steel agree to conduct a Remedial Investigation/Feasibility Study (“RI/FS”) and enter into an administrative order on consent pursuant to Section 122 of CERCLA regarding the former Hamilton Plant located in New Miami, OH. The Hamilton Plant is no longer an operating steel mill, having ceased operations in 1990, and all of its former structures have been demolished and removed. Although the Company did not believe that a site-wide RI/FS was necessary or appropriate, in April 2002, AK Steel entered into a mutually agreed-upon administrative order on consent to perform such an investigation and study of the Hamilton Plant site. AK Steel has accrued $1.4 for the projected cost of the study at the Hamilton Plant. The study is underway and is projected to be completed this year.

On October 9, 2002, AK Steel received an order from the EPA under Section 3013 of RCRA requiring it to develop a plan for investigation of several areas of the Zanesville Works that allegedly could be sources of contamination. A site investigation began in early 2003 and is continuing. AK Steel has accrued $0.5 for the projected cost of the study at Zanesville Works.

On September 30, 1998, AK Steel received an order from the EPA under Section 3013 of RCRA requiring it to develop a plan for investigation of eight areas of the Mansfield Works that allegedly could be sources of contamination. A site investigation began in November 2000 and is continuing. AK Steel has accrued $2.1 for the projected cost of the study at the Mansfield Works.

On November 26, 2004, Ohio EPA issued a Notice of Violation for alleged waste violations associated with an acid leak at AK Steel’s Coshocton Plant. The Company is investigating this claim and is working with Ohio EPA to attempt to resolve it. AK Steel believes it will reach a settlement in this matter that will not have a material financial impact on AK Steel, but will vigorously contest any claims which cannot be resolved through settlement discussions.

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

As previously reported, on June 29, 2000, the United States filed a complaint on behalf of the EPA against AK Steel in the U.S. District Court for the Southern District of Ohio (the “Court”), Case No. C-1-00530, for alleged violations of the Clean Air Act, the Clean Water Act and the RCRA at the Middletown Works. Subsequently, the State of Ohio, the Sierra Club and the National Resources Defense Council intervened. On April 3, 2006, a proposed Consent Decree in Partial Resolution of Pending Claims (the “Consent Decree”), executed by all parties, was lodged with the Court. Under the Consent Decree, the Company will implement certain RCRA corrective action interim measures to address polychlorinated biphenyls (“PCBs”) in sediments and soils relating to Dicks Creek and certain other specified surface waters, adjacent floodplain areas, and other previously identified geographic areas. The Company also will undertake a comprehensive RCRA facility investigation at its Middletown Works and, as appropriate, complete a corrective measures study. The Consent Decree requires the Company to pay a civil penalty of $0.46 and perform a supplemental environmental project that will remove ozone-depleting refrigerants from certain equipment at a cost of not less than $0.75. Final approval of the Consent Decree is subject to a thirty-day public comment period. The Company anticipates that the cost of this project will exceed $13.0.

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

Since 1990, AK Steel (or its predecessor, Armco Inc.) has been named as a defendant in numerous lawsuits alleging personal injury as a result of exposure to asbestos. As of December 31, 2005, there were approximately 401 such lawsuits pending against AK Steel. The great majority of these lawsuits have been filed on behalf of people who claim to have been exposed to asbestos while visiting the premises of a current or former AK Steel facility. Approximately half of these premises suits arise out of claims of exposure at a facility in Houston, Texas that has been closed since 1984. When such an asbestos lawsuit initially is filed, the complaint typically does not include a specific dollar claim for damages. Specific dollar claims for damages were included in the complaints filed in only 129 of the 401 cases pending at December 31, 2005 in which AK Steel is a defendant. Those 129 cases involve a total of almost 2,520 plaintiffs and 15,665 defendants. In each, the complaint typically includes a monetary claim for compensatory damages and a separate monetary claim in an equal amount for punitive damages, and does not attempt to allocate the total monetary claim among the various defendants. For example, 96 of the 129 cases involve claims of $0.2 or less, nine involve claims of between $0.2 and $5.0, twenty involve claims of between $5.0 and $15.0, and four involve claims of $20.0. In each case, the amount described is per plaintiff against all of the defendants collectively. Thus, it usually is not possible at the outset of a case to determine the specific dollar amount of a claim against AK Steel. In fact, it usually is not even possible at the outset to determine which of the plaintiffs actually will pursue a claim against AK Steel. Typically, that can only be determined through written interrogatories or other discovery after a case has been filed. Thus, in a case involving multiple plaintiffs and multiple defendants, AK Steel initially only accounts for the lawsuit as one claim against it. After AK Steel has determined through discovery whether a particular plaintiff will pursue a claim against it, it makes an appropriate adjustment to statistically account for that specific claim. It has been AK Steel’s experience to date that only a small percentage of asbestos plaintiffs ultimately identify AK Steel as a target defendant from whom they actually seek damages and most of these claims ultimately are either dismissed or settled for a small fraction of the damages initially claimed. Set forth below is a chart showing the number of new claims filed (accounted for as described above), the number of pending claims disposed of (i.e. settled or otherwise dismissed), and the approximate net amount of dollars paid on behalf of AK Steel in settlement of asbestos-related claims in 2005 and 2004.

	2005	2004
New Claims Filed	186	153
Claims Disposed Of	112	163
$ Paid in Settlements	$1.3	$1.0

Since the onset of asbestos claims against AK Steel in 1990, five asbestos claims against it have proceeded to trial in four separate cases. All five concluded with a verdict in favor of AK Steel. AK Steel intends to continue its practice of vigorously defending the asbestos claims asserted against it. Based upon its present knowledge, and the factors set forth above, AK Steel believes it is unlikely that the resolution in the aggregate of the asbestos claims against AK Steel will have a material adverse effect on the Company’s consolidated results of operations, cash flows or financial condition. However, predictions as to the outcome of pending litigation, particularly claims alleging asbestos exposure, are subject to substantial uncertainties. These uncertainties include (1) the significantly variable rate at which new claims may be filed, (2) the impact of bankruptcies of other companies currently or historically defending asbestos claims, (3) the uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, (4) the type and severity of the disease alleged to be suffered by each claimant, and (5) the potential for enactment of legislation affecting asbestos litigation.

As previously reported, on January 2, 2002 John D. West, a former employee, filed a purported class action in the United States District Court for the Southern District of Ohio against the AK Steel Corporation Retirement Accumulation Pension Plan, or AK RAPP, and the AK Steel Corporation Benefit Plans Administrative Committee, or AK BPAC. Mr. West claims that the method used under the AK RAPP to determine lump sum distributions does not comply with the Employment Retirement Income Security Act of 1974 (“ERISA”) and resulted in underpayment of benefits to him and the other class members. As previously reported, on February 22, 2006, the Court entered a final judgment against the defendants in the approximate amount of $37.6 in damages and $8.6 in prejudgment interest, for a total of approximately $46.2, with post judgment interest accruing at the rate of 4.7% per annum until paid. Subsequently, the defendants filed a motion asking the Court to reconsider the method by which prejudgment interest was determined. On March 29, 2006, the Court granted the defendants’ motion and entered an amended final judgment which had the effect of reducing the prejudgment interest by approximately $1.3. After entry of the amended final judgment, the total liability of the defendants was approximately $44.9, with post judgment interest accruing at the rate of 4.7% per annum until paid. The defendants have appealed and intend to continue to contest this matter vigorously. In the event that the defendants do not prevail on appeal, the payment of the damages to class members under the Court’s orders may have an immediate negative impact on the Company’s consolidated financial position, results of operations and cash flows based upon the amount of the judgment plus accrued post-judgment interest at the time the judgment becomes final and its effect on the actuarially-determined pension liability and funding requirements.

As previously reported, on January 13, 2004, AK Steel notified the Armco Employees Independent Federation (the “AEIF”), the union representing hourly employees at its Middletown Works, that it was suspending the minimum base force guarantee of 3,114 employees contained in the parties’ collective bargaining agreement pursuant to authority granted in that agreement. Subsequently, the union filed a grievance contesting the right of AK Steel to take such action. On July 1, 2004, the arbitrator upheld, subject to certain limitations, the right of AK Steel to suspend the minimum base force guarantee through at least May 10, 2005. The arbitrator further held that the union subsequently could seek a new hearing to determine whether the base force should continue to be suspended after that date. The union did seek such a hearing and on July 1, 2005, the arbitrator issued a ruling (the “July 1, 2005 Award”) which formally ended the base force suspension and required AK Steel to recall certain laid-off employees, but did not require AK Steel to hire new employees to return to the base force number of 3,114. More specifically, the arbitrator’s ruling required AK Steel to offer to recall 108 laid-off employees to raise the total Middletown Works hourly workforce to a level of 2,761, subject to attrition, by September 30, 2005. AK Steel has complied with this portion of the July 1, 2005 Award. Of the 108 employees offered recall, 71 returned to work. In lieu of hiring new, additional employees to return the hourly workforce to the 3,114 base force level, the July 1,

2005 Award allows AK Steel to elect to make payments into a fund. The fund would be used for two purposes. The first purpose would be to establish a voluntary employees’ beneficiary association (“VEBA”) that would be used under certain circumstances after August 1, 2007 to pay for out-of-pocket medical expenses for Middletown Works retirees and/or for then active Middletown Works bargaining unit employees. The second would be for use by a committee established under the collective bargaining agreement to facilitate returning to the AEIF bargaining unit work that had been contracted out to third parties. The amount of the payments to be made into this fund was determined by the arbitrator in a decision issued October 7, 2005. That decision provides that, in the event AK Steel does not hire any new employees to reduce the current shortfall from the minimum base force number, the amount of the payment into the “in lieu of” fund would be approximately $0.5 per week until the expiration of the parties’ current collective bargaining agreement on February 28, 2006. The amount of that payment would be reduced to the extent that AK Steel hired to reduce the current shortfall. The decision further notes that laid off employees are counted for purposes of determining the minimum base force number, such that AK Steel could avoid making payments into the so-called “in lieu of” fund by hiring to meet the minimum base force number of 3,114, and then laying off any of these recently-hired employees whose active employment is not needed at the Middletown Works. On September 29, 2005, the AEIF filed an action against AK Steel in the United States District Court for the Southern District of Ohio, Case No. 1:05-CV-639, in which the AEIF seeks to vacate that portion of the July 1, 2005 Award which authorizes AK Steel to make payments into a fund in lieu of hiring to return to the minimum base force number of 3,114. On November 2, 2005, AK Steel answered the complaint and filed counterclaims seeking to vacate certain aspects of the July 1, 2005 Award, including the portion which addresses payments into a fund in lieu of hiring to return to the minimum base force number of 3,114, and for other appropriate relief. Trial has been scheduled for February 12, 2007. AK Steel intends to contest this matter vigorously, including the requirement that AK Steel hire to return to a minimum base force number of 3,114 or alternatively make payments into a fund in lieu of such hiring to reach that number. While the matter is being contested, AK Steel is not paying or accruing these payments. The AEIF and AK Steel also may address the issues which are the subject of the pending litigation during the negotiations for a new collective bargaining agreement to replace the existing agreement which expired on February 28, 2006.

10.	New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R entitled, “Share Based Payment.” SFAS No. 123R sets accounting requirements for “share-based” compensation to employees and requires companies to recognize in the income statement the grant-date fair value of the stock options and other equity-based compensation. SFAS No. 123R is effective for the first annual period beginning after June 15, 2005. As a result of this effective date, the Company is complying with SFAS No. 123R in its quarterly and annual reports beginning with this Form 10-Q for fiscal quarter ended March 31, 2006. For periods prior to the adoption date, the Company discloses the effect on net income (loss) and earnings (loss) per share under the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” in the notes to the consolidated financial statements. The estimated expense associated with share-based payments for 2006 is $1.6 of which $0.4 was expensed in the first quarter. This includes expense for nonqualified stock options and performance shares granted from the Stock Incentive Plan (see footnote 5.) The Company is using the Black-Scholes valuation model to determine the value of the awards.

11.	Reclassifications

Certain amounts in prior year financial statements have been reclassified for comparative purposes to conform to the 2006 presentation.

12.	Supplemental Guarantor Information

AK Holding, along with AK Tube, LLC and AK Steel Investments Inc. (the “Guarantor Subsidiaries”) fully and unconditionally, jointly and severally guarantee the payment of interest, principal and premium, if any, on AK Steel’s 7-7/8% Senior Notes Due 2009 and 7-3/4% Senior Notes Due 2012. AK Tube is owned 100% by AKS Investments Inc. and AKS Investments Inc. is 100% owned by AK Steel Corporation. AK Steel Corporation is 100% owned by AK Steel Holding Company. The Company has determined that full financial statements and other disclosures concerning AK Holding and the Guarantor Subsidiaries would not be material to investors and, accordingly, those financial statements are not presented. The following supplemental condensed consolidating financial statements present information about AK Holding, AK Steel, the Guarantor Subsidiaries and the Other Subsidiaries. The Other Subsidiaries are not guarantors of the above notes.

Condensed Statements of Operations

For the Three Months Ended March 31, 2006

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi- nations	Consolidated Company
Net sales	$—	$1,339.3	$61.9	$86.6	$(51.9)	$1,435.9

Cost of products sold	—	1,217.7	54.1	56.2	(23.7)	1,304.3
Selling and administrative expenses	0.5	56.4	2.7	3.0	(10.5)	52.1
Depreciation	—	48.2	1.7	0.2	—	50.1

Total operating costs	0.5	1,322.3	58.5	59.4	(34.2)	1,406.5

Operating profit (loss)	(0.5)	17.0	3.4	27.2	(17.7)	29.4

Interest expense	—	21.6	—	0.6	(0.2)	22.0
Other income (expense)	—	(16.8)	—	6.6	14.2	4.0

Income (loss) before income taxes	(0.5)	(21.4)	3.4	33.2	(3.3)	11.4

Income tax provision	—	4.6	—	0.6	—	5.2

Net income (loss)	$(0.5)	$(26.0)	$3.4	$32.6	$(3.3)	$6.2

Condensed Statements of Operations

For the Three Months Ended March 31, 2005

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi- nations	Consolidated Company
Net sales	$—	$1,349.0	$63.8	$68.1	$(58.4)	$1,422.5

Cost of products sold	—	1,139.0	53.4	36.4	(22.5)	1,206.3
Selling and administrative expenses	0.7	55.8	2.8	3.8	(10.8)	52.3
Depreciation	—	48.4	1.7	0.2	—	50.3

Total operating costs	0.7	1,243.2	57.9	40.4	(33.3)	1,308.9

Operating profit (loss)	(0.7)	105.8	5.9	27.7	(25.1)	113.6

Interest expense	—	21.9	—	1.9	(1.4)	22.4
Other income (expense)	—	(16.2)	—	7.0	14.6	5.4

Income (loss) before income taxes	(0.7)	67.7	5.9	32.8	(9.1)	96.6

Income tax (benefit) provision	—	35.7	—	1.8	(0.1)	37.4

Net income (loss)	$(0.7)	$32.0	$5.9	$31.0	$(9.0)	$59.2

Condensed Balance Sheets

As of March 31, 2006

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi- nations	Consolidated Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$469.7	$—	$5.5	$—	$475.2
Accounts receivable, net	—	31.1	32.3	516.8	(1.3)	578.9
Inventories, net	—	773.4	16.5	35.2	(7.9)	817.2
Deferred tax asset	—	341.8	—	0.3	—	342.1
Other current assets	0.2	23.3	0.2	0.9	—	24.6

Total Current Assets	0.2	1,639.3	49.0	558.7	(9.2)	2,238.0

Property, Plant and Equipment	—	4,914.7	75.4	11.4	—	5,001.5
Less accumulated depreciation	—	(2,746.7)	(23.2)	(8.1)	—	(2,778.0)

Property, plant and equipment, net	—	2,168.0	52.2	3.3	—	2,223.5

Other Assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	—	55.6
Inter-company accounts	915.7	(801.3)	0.6	465.7	(580.7)	—
Other investments	—	28.4	—	43.4	—	71.8
Goodwill	—	—	32.9	4.2	—	37.1
Other intangible assets	—	39.5	0.7	—	—	40.2
Deferred tax asset	—	748.4	—	—	—	748.4
Other assets	—	27.3	—	3.0	—	30.3

TOTAL ASSETS	$915.9	$3,849.6	$191.0	$1,078.3	$(589.9)	$5,444.9

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	—	368.5	9.5	8.7	(1.3)	385.4
Accrued liabilities	—	239.7	2.8	6.4	—	248.9
Current portion of pension and other postretirement benefit obligations	—	342.0	—	—	—	342.0

Total Current Liabilities	—	950.2	12.3	15.1	(1.3)	976.3

Non-current Liabilities:
Long-term debt	—	1,115.0	—	—	—	1,115.0
Pension and other postretirement benefit obligations	—	3,015.6	0.9	—	—	3,016.5
Other liabilities	—	126.6	—	2.7	2.5	131.8

Total Non-current Liabilities	—	4,257.2	0.9	2.7	2.5	4,263.3

TOTAL LIABILITIES	—	5,207.4	13.2	17.8	1.2	5,239.6

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	915.9	(1,357.8)	177.8	1,060.5	(591.1)	205.3

TOTAL LIABILITIES AND EQUITY	$915.9	$3,849.6	$191.0	$1,078.3	$(589.9)	$5,444.9

Condensed Balance Sheets

As of December 31, 2005

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi- nations	Consolidated Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$514.8	$—	$4.8	$—	$519.6
Accounts receivable, net	—	25.4	25.3	520.8	(1.5)	570.0

Inventories, net	—	761.7	16.8	32.8	(2.9)	808.4

Deferred tax asset	—	328.7	—	0.3	—	329.0
Other current assets	0.2	18.7	0.1	0.4	—	19.4

Total Current Assets	0.2	1,649.3	42.2	559.1	(4.4)	2,246.4

Property, Plant and Equipment	—	4,899.3	74.9	11.4	—	4,985.6
Less accumulated depreciation	—	(2,698.5)	(21.5)	(8.1)	—	(2,728.1)

Property, plant and equipment, net	—	2,200.8	53.4	3.3	—	2,257.5

Other Assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	—	55.6
Inter-company accounts	915.4	(762.2)	2.1	430.8	(586.1)	—
Other investments	—	20.1	—	42.3	—	62.4
Goodwill	—	—	32.9	4.2	—	37.1
Other intangible assets	—	39.5	0.7	—	—	40.2
Deferred tax asset	—	752.5	—	—	—	752.5
Other assets	—	32.6	—	3.6	—	36.2

TOTAL ASSETS	$915.6	$3,932.6	$186.9	$1,043.3	$(590.5)	$5,487.9

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	—	435.6	8.4	7.5	(1.5)	450.0
Accrued liabilities	—	207.2	3.3	5.9	—	216.4
Current portion of pension and other postretirement benefit obligations	—	237.0	—	—	—	237.0

Total Current Liabilities	—	879.8	11.7	13.4	(1.5)	903.4

Non-current Liabilities:
Long-term debt	—	1,114.9	—	—	—	1,114.9
Pension and other postretirement benefit obligations	—	3,114.7	0.9	—	—	3,115.6
Other liabilities	—	128.5	—	2.5	2.5	133.5

Total Non-current Liabilities	—	4,358.1	0.9	2.5	2.5	4,364.0

TOTAL LIABILITIES	—	5,237.9	12.6	15.9	1.0	5,267.4

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	915.6	(1,305.3)	174.3	1,027.4	(591.5)	220.5

TOTAL LIABILITIES AND EQUITY	$915.6	$3,932.6	$186.9	$1,043.3	$(590.5)	$5,487.9

Condensed Statements of Cash Flows

For the Three Months Ended March 31, 2006

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi- nations	Consolidated Company
Net cash flow from operating activities	$(0.4)	$(52.0)	$(0.6)	$35.3	$1.7	$(16.0)

Cash flows from investing activities:
Capital investments	—	(18.8)	(0.8)	(0.1)	—	(19.7)
Restricted cash to collateralize letter of credit	—	(12.3)	—	—	—	(12.3)
Proceeds from draw on restricted funds for emission control expenditures	—	3.6	—	—	—	3.6
Other	—	—	—	(0.1)	—	(0.1)

Net cash flow from investing activities	—	(27.5)	(0.8)	(0.2)	—	(28.5)

Cash flows from financing activities:
Proceeds from exercise of stock options	0.2	—	—	—	—	0.2
Purchase of treasury stock	(0.6)	—	—	—	—	(0.6)
Inter-company activity	0.8	34.5	1.4	(34.6)	(2.1)	—
Other	—	(0.1)	—	0.2	0.4	0.5

Net cash flow from financing activities	0.4	34.4	1.4	(34.4)	(1.7)	0.1

Net increase (decrease)	—	(45.1)	—	0.7	—	(44.4)

Cash and equivalents, beginning of period	—	514.8	—	4.8	—	519.6
Cash and equivalents, end of period	$—	$469.7	$—	$5.5	$—	$475.2

Condensed Statements of Cash Flows

For the Three Months Ended March 31, 2005

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi- nations	Consolidated Company
Net cash flow from operating activities	$(0.6)	$(102.3)	$(3.7)	$25.4	$(13.2)	$(94.4)

Cash flows from investing activities:
Capital investments	—	(34.9)	(0.5)	—	—	(35.4)
Proceeds from draw on restricted funds for emission control expenditures	—	8.8	—	—	—	8.8

Net cash flow from investing activities	—	(26.1)	(0.5)	—	—	(26.6)

Cash flows from financing activities:
Proceeds from exercise of stock options	3.1	—	—	—	—	3.1
Purchase of treasury stock	(0.5)	—	—	—	—	(0.5)
Inter-company activity	(2.0)	13.6	4.2	(29.0)	13.2	—
Other	—	0.1	—	0.2	—	0.3

Net cash flow from financing activities	0.6	13.7	4.2	(28.8)	13.2	2.9

Net decrease	—	(114.7)	—	(3.4)	—	(118.1)

Cash and equivalents, beginning of period	—	359.9	—	17.2	—	377.1
Cash and equivalents, end of period	$—	$245.2	$—	$13.8	$—	$259.0

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Steel shipments for the three months ended March 31, 2006 and 2005 were 1,526,800 tons and 1,520,500 tons, respectively. For the three months ended March 31, 2006, value-added products comprised 88.5% of total shipments, up slightly from 88.0% reported in the first three months of 2005. The following presents net shipments by product line:

	For the Three Months Ended March 31,
(tons in thousands)	2006		2005
Stainless/electrical	268.8	17.6%	255.6	16.8%
Coated	752.1	49.3%	770.3	50.7%
Cold-rolled	283.3	18.6%	267.4	17.6%
Tubular	46.4	3.0%	45.0	2.9%

Subtotal value-added shipments	1,350.6	88.5%	1,338.3	88.0%

Hot-rolled	122.9	8.0%	123.5	8.1%
Secondary	53.3	3.5%	58.7	3.9%

Subtotal non value-added shipments	176.2	11.5%	182.2	12.0%

Total shipments	1,526.8	100.0%	1,520.5	100.0%

For the quarter ended March 31, 2006, net sales were $1,435.9, reflecting a 1% increase from the $1,422.5 reported for the corresponding period in 2005. The Company’s average steel selling price increased from $934 per ton in the first three months of 2005 to a record $940 per ton in the first three months of 2006. The increase in net sales and in average selling price was the result of both higher contract sales prices under new and renegotiated sales agreements with a substantial majority of the Company’s contract customers and an improved value-added product mix.

Selling and administrative expense for the first quarter of 2006 was $52.1 versus $52.3 for the same period of 2005. Depreciation expense was $50.1 for the first quarter of 2006 versus $50.3 for the first quarter of 2005.

For the first quarter of 2006, the Company recorded an operating profit of $29.4, or $19 per ton, compared to $113.6 operating profit, or $75 per ton for the first quarter of 2005. The year-over-year decline was primarily the result increased costs, including higher operating costs related to the lock-out of the Middletown Works hourly workforce, maintenance outages, higher natural gas costs and higher costs for coating metals. The lockout of approximately 2,700 hourly employees at the Company’s Middletown Works in Ohio began on March 1 following the expiration, on February 28, of a collective bargaining agreement between the Company and the independent union that represents hourly employees at the plant. In order to continue meeting customer requirements, the Company implemented a contingency plan on March 1 to operate the Middletown plant with a temporary replacement workforce, resulting in approximately $13.0 of additional costs in the quarter, principally for training and overtime. In addition, the Company recognized costs of approximately $14.0 related to fixed costs associated with the reduced level of operations at Middletown Works during March. The Company also incurred costs of nearly $11.0 in the quarter for various maintenance outages at the Middletown Works, including a blast furnace outage the Company elected to perform in early March to coincide with the reduced operating rate previously mentioned. Work was also accelerated in the quarter to complete the second phase of a project to install additional environmental controls on the Middletown blast furnace and steelmaking operations. These increased costs were partially offset by improved net sales. Also, in the three months ended March 31, 2006 and 2005, LIFO charges of $13.4 and $33.8, respectively, reflected continued increasing costs for key raw materials, including iron ore, coating metals and coal.

The Company holds an equity interest in AK-ISG Steel Coating Company (“AK-ISG”), a joint venture that operated an electrogalvanizing line in Cleveland, OH. As previously reported, AK-ISG decided in the fourth quarter of 2005 to indefinitely idle its electrogalvanizing line in the first quarter of 2006. That line was indefinitely idled effective March 17, 2006. The Company fully impaired its investment in AK-ISG in the fourth quarter of 2005 and the idling of the AK-ISG electrogalvanizing line in the first quarter of 2006 had no impact on the Company’s first quarter results.

For the first quarter of 2006, the Company’s interest expense was $22.0, a decline of $0.4 from the same period in 2005 primarily as a result of reduced commitment fees for the inventory and receivables credit facilities. Other income decreased by $1.4 to $4.0 in the first quarter of 2006 as a result of lower foreign currency gains relative to the euro partially offset by higher interest income as a result of higher amounts of cash and favorable investment rates.

Income taxes recorded through March 31, 2006 have been estimated based on year-to-date income and projected results for the full year. The final effective tax rate to be applied to 2006 will depend on the actual amount of taxable income generated by the Company for the full year and the amount of net operating loss carry-forwards that can alternately be used to offset that income.

On March 24, 2006, new tax legislation was enacted in the State of Indiana. Under that new legislation, the Company expects to pay less in taxes in future years due to a lower effective tax rate. As a result, in the first quarter of 2006, under SFAS No. 109 “Accounting for Income Tax”, the Company was required to recognize as part of its tax provision a non-cash tax charge of $1.5 for the reduction in value of the Company’s deferred tax assets resulting from a lower effective state income tax rate in Indiana. During the first quarter of 2005, new tax legislation also was enacted in the Commonwealth of Kentucky. As a result of that legislation, the Company similarly recognized during that quarter in its tax provision a non-cash tax charge of $3.1 for the reduction in value of the Company’s deferred tax assets resulting from lower state income tax rates in Kentucky.

The Company’s net income in the three months ended March 31, 2006 was $6.2, or $0.06 per share, compared to $59.2, or $0.54 per share, in the first quarter of 2005.

Outlook

All of the statements in this “Outlook” section are subject to, and qualified by, the cautionary information set forth under the heading “Forward-Looking Statements.”

The Company expects an improved second quarter as compared to the first quarter of 2006. The principal factors driving the improvement are expected to be higher shipments, higher production levels and lower operating costs at the Company’s Middletown Works, and lower natural gas and outage costs. These improvements are expected to be partially offset by higher raw material input costs. Additional details with respect to the second quarter are set forth below, but netting the anticipated improvements against the anticipated higher input costs, the Company is currently forecasting an operating profit for the second quarter of 2006 of approximately $30 to $35 per ton.

Shipments are expected to increase in the second quarter to between 1,575,000 and 1,600,000 tons as the result of increased production at the Company’s Middletown Works and continued strong demand for the Company’s products in virtually all of the markets it serves. The Company’s value-added product mix is projected to decline to approximately 82% reflecting an anticipated increase of hot-rolled shipments in the second quarter compared to the first quarter.

In the second quarter, the Company anticipates that the average selling price for its products will decline by approximately 2% compared to the first quarter 2006. This expected decline is the result of a slightly lower value-added product mix of 82% compared to the value-added product mix of 88.5% in the first quarter of 2006. Notwithstanding this decline in average selling price, the Company anticipates an increase in net sales due to increased shipments and continued strong pricing in the spot market. In addition, the Company has announced increases in pricing extras for zinc to recover the record high costs for zinc used to coat galvanized carbon steel products and will start to benefit from this higher pricing in the second quarter.

In addition, the Company expects higher production levels and lower operating costs at its Middletown Works in the second quarter. The labor agreement with hourly represented employees at the Middletown Works expired on February 28, 2006 and the parties were unable to reach a new agreement prior to its expiration. Effective March 1, 2006, the Company elected to exercise its right to prevent the represented employees at the Middletown Works from continuing to work without a labor agreement and implemented a contingency plan to operate that facility with salaried employees and temporary replacement workers. As those employees and replacement workers have gained experience, production at the various operating lines has increased and is expected to be at normal operating levels by the end of the second quarter. The Company expects operating costs in the second quarter to decline by approximately $17.0 from the first quarter level as a result of improved operations at its Middletown Works and reduced maintenance outage costs. In the first quarter of 2006, the Company elected to take an eight-day outage to perform maintenance repair work on its Middletown Works blast furnace; no blast furnace outage is planned for the second quarter. The Company continues to bargain in good faith to reach a competitive labor agreement as soon as possible at its Middletown Works, but cannot predict when such an agreement will be reached.

The outlook for the Company in 2006 may also be affected by the expiration of the collective bargaining agreements at its Zanesville Works in Ohio and Butler Works in Pennsylvania. The Zanesville Works and Butler Works agreements expire on May 20, 2006 and on September 30, 2006, respectively. On May 2, 2006, the Company and the union representing hourly employees at its Zanesville Works reached a tentative agreement for a new collective bargaining agreement covering those employees. The tentative agreement is subject to ratification by the represented workers at the Zanesville Works. While management is seeking to reach new agreements at these facilities without a work stoppage, the Company cannot predict the outcome of the contract negotiations. The Company is developing contingency plans to operate its facilities in the event of a work stoppage, but there is a risk that such a work stoppage nonetheless could have a material impact on the Company’s operations and financial results.

In addition, the Company’s 2006 financial results could be negatively impacted by potential charges associated with the labor contracts currently being, and to be, negotiated in 2006. For example, the Company is seeking to “lock and freeze” the defined benefit pension plans to which hourly employees currently are entitled and to replace them prospectively with defined contribution plans. The successful negotiation of such a “lock and freeze” would likely result in the Company recognizing a non-cash curtailment charge. The likelihood and amount of such a curtailment charge or any other potential charges cannot reasonably be estimated at this time.

Liquidity and Capital Resources

At March 31, 2006, the Company had total liquidity of $1,006.7 consisting of $475.2 of cash and cash equivalents, $161.9 of availability under a $300.0 accounts receivable purchase credit facility and $369.6 of availability under a $400.0 five-year senior revolving credit facility secured by certain of the Company’s inventories. At March 31, 2006, there were no outstanding borrowings under either credit facility; however, availability under the facilities was reduced by $153.5 due to outstanding letters of credit. Availability under both facilities fluctuates monthly based on the varying levels of eligible collateral. The Company has no significant scheduled debt payments due until 2009. In 2009 and 2012, the Company has Senior Notes due of $450.0 and $550.0, respectively.

Cash used by operations totaled $16.0 for the three months ended March 31, 2006. Net cash generated by the Company’s operations was more than offset by $89.1 of cash used to increase net working capital. Accounts receivable rose slightly as a result of increased sales resulting principally from higher selling prices. The value of inventories also grew, primarily due to higher levels of inventories along with rising raw material and energy costs. Accounts payable declined due principally to decreased raw materials purchases.

Based upon current assumptions, the Company will be required to make approximately $84.0 in pension contributions during 2006. Currently, the Company estimates required payments for 2007 and 2008 to be in the ranges of $250.0-$300.0 and $200.0-$250.0, respectively. The calculation of estimated future pension contributions requires the use of assumptions concerning future events. The most significant of these assumptions relate to future investment performance of the pension funds, actuarial data relating to plan participants and the benchmark interest rate used to discount future benefits to their present value. Because of the variability of factors underlying these assumptions, including the possibility of future pension legislation, the reliability of estimated future pension contributions decreases as the length of time until the contributions must be made increases.

During the three months ended March 31, 2006, cash used by investing activities totaled $28.5, including $19.7 for capital investments offset by $3.6 proceeds received from the draw on restricted funds for spending related to emission control equipment for the Middletown Works’ blast furnace and basic oxygen furnaces. Capital spending for the year 2006 is expected to total approximately $160.0. Also in the first quarter of 2006, in order to reduce overall banking fees, the Company utilized $12.3 in cash to collateralize its letter of credit supporting an industrial revenue bond. This amount is classified in the Company’s condensed consolidated balance sheets as restricted cash in Other Investments.

Forward-Looking Statements

Certain statements made or incorporated by reference in this Form 10-Q, or made in press releases or in oral presentations made by Company employees, reflect management’s estimates and beliefs and are intended to be, and are hereby identified as “forward-looking statements” for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These include, but are not limited to, the paragraphs herein entitled “Outlook,” “Liquidity and Capital Resources” and “Risk Factors.”

As discussed in its Form 10-K for the year ended December 31, 2005, the Company cautions readers that such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management. See “Risk Factors” in Part II, Item 1A of this report and in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2005.

Except as required by law, the Company disclaims any obligation to update any forward-looking statements to reflect future developments of events.

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

In the ordinary course of business, the Company is exposed to market risk for price fluctuations of raw materials and energy sources. During the first quarter of 2006, the price of natural gas, aluminum and zinc has increased significantly. The amount of increases in natural gas and raw material costs which the Company will be able to pass on to the customer in the form of a surcharge or increased pricing is uncertain.

The Company uses cash settled commodity price swaps and/or options to hedge the price of a portion of its natural gas, nickel, aluminum and zinc requirements. The Company’s hedging strategy is designed to protect it against normal volatility. However, abnormal price increases in any of these commodity markets could negatively impact operating costs. Gains and losses from the use of these instruments are deferred in accumulated other comprehensive loss on the condensed consolidated balance sheets and recognized into cost of products sold in the same period as the underlying transaction. At March 31, 2006, accumulated other comprehensive loss included $13.2 in unrealized net of tax losses for the fair value of these derivative instruments. The following table presents the negative effect on pretax income of a hypothetical change in the fair value of derivative instruments outstanding at March 31, 2006, due to an assumed 10% and 25% decrease in the market price of each of the indicated commodities.

Commodity Derivative	10% Decrease	25% Decrease
Natural Gas	$13.9	$34.9
Nickel	0.2	0.4
Zinc	5.6	13.5

Because these instruments are structured and used as hedges, these hypothetical losses would be offset by the benefit of lower prices paid for the physical commodity. The Company currently does not enter into swap or option contracts for trading purposes.

The Company is also subject to risks of exchange rate fluctuations on a small portion of inter-company receivables that are denominated in foreign currencies. The Company occasionally uses forward currency contracts to manage exposures to certain of these currency price fluctuations. At March 31, 2006, the Company had outstanding forward currency contracts with a total notional value of $9.1 for the sale of euros. Based on the contracts outstanding at March 31, 2006, a 10% increase in the dollar to euro exchange rate would result in a $0.9 pretax loss in the value of these contracts, which would offset the income benefit of a more favorable exchange rate.

Item 4. Controls and Procedures.

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information is timely disclosed and accumulated and communicated to management in a timely fashion. An evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

There has been no change in the Company’s internal control over financial reporting during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The following are updates to the Company’s descriptions of pending legal proceedings and environmental matters reported in its Annual Report on Form 10-K for the calendar year 2005:

As previously reported, on July 27, 2001, AK Steel received a Special Notice Letter from the EPA requesting that AK Steel agree to conduct a Remedial Investigation/Feasibility Study (“RI/FS”) and enter into an administrative order on consent pursuant to Section 122 of CERCLA regarding the former Hamilton Plant located in New Miami, OH. The Hamilton Plant is no longer an operating steel mill, having ceased operations in 1990, and all of its former structures have been demolished and removed. While the Company did not believe that a site-wide RI/FS was necessary or appropriate, in April 2002, AK Steel entered into a mutually agreed-upon administrative order on consent to perform such an investigation and study of the Hamilton Plant site. AK Steel has accrued the projected cost of the study at the Hamilton Plant of $1.4. The study is underway and is projected to be completed this year.

As previously reported, on June 29, 2000, the United States filed a complaint on behalf of the EPA against AK Steel in the U.S. District Court for the Southern District of Ohio (the “Court”), Case No. C-1-00530, for alleged violations of the Clean Air Act, the Clean Water Act and the RCRA at the Middletown Works. Subsequently, the State of Ohio, the Sierra Club and the National Resources Defense Council intervened. On April 3, 2006, a proposed Consent Decree in Partial Resolution of Pending Claims (the “Consent Decree”), executed by all parties, was lodged with the Court. Under the Consent Decree, the Company will implement certain RCRA corrective action interim measures to address polychlorinated biphenyls (“PCBs”) in sediments and soils relating to Dicks Creek and certain other specified surface waters, adjacent floodplain areas, and other previously identified geographic areas. The Company also will undertake a comprehensive RCRA facility investigation at its Middletown Works and, as appropriate, complete a corrective measures study. The Consent Decree requires the Company to pay a civil penalty of $0.46 and perform a supplemental environmental project that will remove ozone-depleting refrigerants from certain equipment at a cost of not less than $0.75. Final approval of the Consent Decree is subject to a thirty-day public comment period. The Company anticipates that the cost of this project will exceed $13.0.

As previously reported, on January 2, 2002 John D. West, a former employee, filed a purported class action in the United States District Court for the Southern District of Ohio against the AK Steel Corporation Retirement Accumulation Pension Plan, or AK RAPP, and the AK Steel Corporation Benefit Plans Administrative Committee, or AK BPAC. Mr. West claims that the method used under the AK RAPP to determine lump sum distributions does not comply with the Employment Retirement Income Security Act of 1974 (“ERISA”) and resulted in underpayment of benefits to him and the other class members. As previously reported, on February 22, 2006, the Court entered a final judgment against the defendants in the approximate amount of $37.6 in damages and $8.6 in prejudgment interest, for a total of approximately $46.2, with post judgment interest accruing at the rate of 4.7% per annum until paid. Subsequently, the defendants filed a motion asking the Court to reconsider the method by which prejudgment interest was determined. On March 29, 2006, the Court granted the defendants’ motion and entered an amended final judgment which had the effect of reducing the prejudgment interest by approximately $1.3. After entry of the amended final judgment, the total liability of the defendants was approximately $44.9, with post judgment interest accruing at the rate of 4.7% per annum until paid. The defendants have appealed and intend to continue to contest this matter vigorously. In the event that the defendants do not prevail on appeal, the payment of the damages to class members under the Court’s orders may have an immediate negative impact on the Company’s consolidated financial position, results of operations and cash flows based upon the amount of the judgment plus accrued post-judgment interest at the time the judgment becomes final and its effect on the actuarially-determined pension liability and funding requirements.

Item 1A. Risk Factors.

The Company cautions readers that its business activities involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management. The following are updates to the Company’s descriptions of risk factors reported in its Annual Report on Form 10-K for the calendar year 2005:

•	Risk of not obtaining competitive labor agreements. AK Steel continues to have labor agreements at some of its facilities that are not competitive. These include the labor agreements at the Company’s Middletown Works, Butler Works and Zanesville Works, all of which expire in 2006. New labor agreements to be negotiated this year with the unions at these facilities could either enhance or negatively impact the Company’s operating costs, operating income and cash flow depending on the success of labor negotiations. The labor agreements with the union which represents hourly employees at the Company’s Middletown Works expired on February 28, 2006 and the Company currently is negotiating with that union to reach a new, competitive labor agreement. The Company cannot predict at this time, however, when a new, competitive labor agreement with the Middletown Works union will be reached or what its impact on the Company’s operating costs, operating income and cash flow will be.

•	Risks associated with operation of Middletown Works. The Middletown Works labor agreement expired on February 28, 2006 and the parties were unable prior to its expiration to reach a new agreement. Effective March 1, 2006, the Company elected to exercise its right to prevent the represented employees at the Middletown Works from continuing to work without a labor agreement. The Company has implemented its contingency plan to operate the Middletown Works with salaried employees and temporary replacement workers. The risks associated with implementing that plan include increased costs and reduced production levels as the temporary replacement workers and salaried employees gain the necessary expertise and experience to operate the facilities at full production levels. While the Company currently anticipates that the Middletown Works will return to full production levels during the second quarter of 2006, it cannot be certain when that will happen.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

There were no unregistered sales of equity securities in the quarter ended March 31, 2006.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
January 1 through 31, 2006	72,148	$7.88	0
February 1 through 28, 2006	—	—	0
March 1 through 31, 2006	—	—	0

Total	72,148	$7.88	0	$ 59.5

(1)	During the quarter, the Company repurchased shares of common stock owned by participants in its restricted stock awards program under the terms of its Stock Incentive Plan. In order to satisfy the requirement that an amount be withheld that is sufficient to pay federal, state and local taxes due upon the vesting of the restricted stock, employees are permitted to have the Company withhold shares having a fair market value equal to the tax which could be imposed on the transaction. The Company repurchases the withheld shares at the quoted average of high and low prices on the day the shares are withheld.
(2)	On April 25, 2000, the Company announced that its Board of Directors had authorized the Company to repurchase, from time to time, up to $100.0 of its outstanding equity securities. The Company has not repurchased its stock under this program since the third quarter of 2000 and cannot currently reacquire its stock under a covenant contained in the instruments governing its outstanding senior debt.

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

AK Steel Holding Corporation
(Registrant)

Date: May 4, 2006	/s/ ALBERT E. FERRARA, JR.
Albert E. Ferrara, Jr.
Vice President, Finance and Chief Financial Officer

Date: May 4, 2006	/s/ ROGER K. NEWPORT
Roger K. Newport
Controller and Chief Accounting Officer