Form 10-Q
period 2006-06-30
AK STEEL HOLDING CORP
filed 2006-08-01
CIK 918160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer  ☒                 Accelerated filer  ☐                Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

110,063,166 shares of common stock

(as of July 28, 2006)

AK STEEL HOLDING CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

AK STEEL HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2006	2005	2006	2005
Net sales	$1,497.3	$1,454.6	$2,933.2	$2,877.1

Cost of products sold (exclusive of items shown below)	1,333.0	1,278.7	2,637.3	2,485.0
Selling and administrative expenses	52.5	52.1	104.6	104.4
Depreciation	48.8	49.6	98.9	99.9

Total operating costs	1,434.3	1,380.4	2,840.8	2,689.3

Operating profit	63.0	74.2	92.4	187.8
Interest expense	22.1	21.7	44.1	44.1
Other income	5.6	1.4	9.6	6.8

Income before income taxes	46.5	53.9	57.9	150.5

Income tax provision due to state tax law changes	1.2	29.5	2.7	32.6
Income tax provision	16.2	15.4	19.9	49.7

Net income	$29.1	$9.0	$35.3	$68.2

Basic earnings per share:
Net income per share	$0.27	$0.08	$0.32	$0.62

Diluted earnings per share:
Net income per share	$0.26	$0.08	$0.32	$0.62

Common shares and common share equivalents outstanding (weighted average in millions):
Basic	109.8	109.8	109.8	109.7

Diluted	110.5	110.3	110.4	110.4

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	(unaudited) June 30, 2006	December 31, 2005
ASSETS

Current Assets:
Cash and cash equivalents	$485.4	$519.6
Accounts receivable, net	663.7	570.0
Inventories, net	841.4	808.4
Deferred tax asset	337.4	329.0
Other current assets	37.9	19.4

Total Current Assets	2,365.8	2,246.4

Property, Plant and Equipment	4,999.3	4,985.6
Less accumulated depreciation	(2,807.3)	(2,728.1)

Property, plant and equipment, net	2,192.0	2,257.5

Other Assets:
Investment in AFSG Holdings, Inc.	55.6	55.6
Other investments	69.1	62.4
Goodwill	37.1	37.1
Other intangible assets	40.1	40.2
Deferred tax asset	734.2	752.5
Other assets	30.9	36.2

TOTAL ASSETS	$5,524.8	$5,487.9

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$479.3	$450.0
Accrued liabilities	271.5	216.4
Current portion of pension and other postretirement benefit obligations	214.0	237.0

Total Current Liabilities	964.8	903.4

Non-current Liabilities:
Long-term debt	1,115.0	1,114.9
Pension and other postretirement benefit obligations	3,072.7	3,115.6
Other liabilities	130.0	133.5

Total Non-current Liabilities	4,317.7	4,364.0

TOTAL LIABILITIES	5,282.5	5,267.4

Stockholders’ Equity:
Preferred stock, authorized 25,000,000 shares	—	—
Common stock, authorized 200,000,000 shares of $.01 par value each; issued 2006, 118,747,813 shares, 2005, 118,415,233 shares; outstanding 2006, 110,063,438 shares, 2005, 109,806,200 shares	1.2	1.2
Additional paid-in capital	1,835.1	1,832.1
Treasury stock, common shares at cost, 2006, 8,684,375 shares; 2005, 8,609,033 shares	(124.2)	(123.6)
Accumulated deficit	(1,272.8)	(1,308.1)
Accumulated other comprehensive loss	(197.0)	(181.1)

TOTAL STOCKHOLDERS’ EQUITY	242.3	220.5

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,524.8	$5,487.9

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	Six Months Ended June 30,
(unaudited)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35.3	$68.2
Depreciation	98.9	99.9
Amortization	4.6	4.2
Deferred income taxes	20.9	76.6
Contributions to the pension trust	(84.0)	(150.0)
Pension and other postretirement benefit expense in excess of payments	17.9	32.8
Working capital	(85.2)	(187.6)
Other	(2.8)	(0.8)

Net cash flows from operating activities	5.6	(56.7)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	(37.6)	(78.4)
Proceeds from draw on restricted funds for emission control expenditures	7.2	20.3
Proceeds from sale of investments and property, plant and equipment	1.4	0.4
Restricted cash to collateralize letter of credit	(12.3)	—
Other	(0.2)	0.3

Net cash flows from investing activities	(41.5)	(57.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	0.5	3.1
Purchase of treasury stock	(0.6)	(0.6)
Other	1.8	(0.9)

Net cash flows from financing activities	1.7	1.6

Net decrease in cash and cash equivalents	(34.2)	(112.5)
Cash and cash equivalents, beginning of period	519.6	377.1

Cash and cash equivalents, end of period	$485.4	$264.6

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest, net of capitalized interest	$41.4	$41.7

Income taxes	3.4	8.6

Supplemental disclosure of non-cash investing and financing activities —
Issuance of restricted common stock	$2.0	$4.6
Restricted investment of net proceeds for emission control expenditures	—	5.0

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share data)

1.	Basis of Presentation

In the opinion of the management of AK Steel Holding Corporation (“AK Holding”) and AK Steel Corporation (“AK Steel”, and together with AK Holding, the “Company”), the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2006 and the results of its operations for the three- and six-month periods ended June 30, 2006 and 2005, and cash flows for the six-month periods ended June 30, 2006 and 2005. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2005.

2.	Earnings Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Income for calculation of basic and diluted earnings per share:
Net income	$29.1	$9.0	$35.3	$68.2

Common shares outstanding (weighted average in millions):
Common shares outstanding for basic earnings per share	109.8	109.8	109.8	109.7
Effect of dilutive securities	0.7	0.5	0.6	0.7

Common shares outstanding for diluted earnings per share	110.5	110.3	110.4	110.4

Basic earnings per share:
Net income per share	$0.27	$0.08	$0.32	$0.62

Diluted earnings per share:
Net income per share	$0.26	$0.08	$0.32	$0.62

Potentially issuable common shares (in millions) excluded from earnings per share calculation due to anti-dilutive effect	1.4	2.3	1.5	2.1

3.	Inventories

Inventories are valued at the lower of cost or market. The cost of the majority of inventories is measured on the last in, first out (LIFO) method. Other inventories are measured principally at average cost.

	June 30, 2006	December 31, 2005
Finished and semi-finished	$857.9	$800.3
Raw materials	366.5	359.8

Total cost	1,224.4	1,160.1
Adjustment to state inventories at LIFO value	(383.0)	(351.7)

Net inventories	$841.4	$808.4

4.	Pension and other postretirement benefits

Net periodic benefit costs for pension and other postretirement benefits were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Pension Benefits
Service cost	$6.1	$7.2	$12.3	$14.4
Interest cost	52.5	52.9	104.8	105.6
Expected return on assets	(50.7)	(51.9)	(100.8)	(103.8)
Amortization of prior service cost	1.4	2.2	2.8	4.5
Amortization of loss	6.7	7.6	13.4	15.1

Net periodic benefit cost	$16.0	$18.0	$32.5	$35.8

Other Postretirement Benefits
Service cost	$5.5	$4.5	$11.0	$9.1
Interest cost	31.2	32.4	62.3	64.7
Amortization of prior service cost	(6.6)	(3.1)	(13.2)	(6.2)
Amortization of loss	3.6	3.7	7.3	7.5

Net periodic benefit cost	$33.7	$37.5	$67.4	$75.1

The decrease in “Net periodic benefit cost” for Pension Benefits for the three and six months ended June 30, 2006 was due mainly to amendments to the plans resulting from a new five-year labor agreement (the “Ashland Agreement”) covering active hourly production and maintenance employees at the Company’s Ashland (KY) Works which was ratified on September 26, 2005 by members of the United Steelworkers of America (“USW”) Local 1865. This expense was also lower as the result of the earlier than required $84.0 contribution to the pension plan in May 2006. The decrease for Other Postretirement Benefits for the three and six months ended June 30, 2006 was primarily a result of the effect of the Ashland Agreement on the active and retired hourly production and maintenance employees at the Ashland Works and on former employees at Company facilities affiliated with the USW that have been shutdown.

The Company provides healthcare benefits to most of its employees and retirees. The total projected future benefit obligation of the Company with respect to payments for healthcare benefits is accounted for as “Pension and other postretirement benefit obligations” in the Company’s condensed consolidated balance sheets. The net amount of the liability recognized by the Company, as of June 30, 2006, for future payment of such other postretirement benefit obligations was approximately $2.2 billion.

Accounting for retiree healthcare benefits requires the use of actuarial methods and assumptions, including assumptions about current employees’ future retirement dates, the anticipated mortality rate of retirees, anticipated future increases in healthcare costs and the obligation of the Company under future collective bargaining agreements with respect to healthcare benefits for retirees. Changing any of these assumptions could have a material impact on the calculation of the Company’s total obligation for future healthcare benefits. For example, the Company’s calculation of its future retiree healthcare benefit obligation as of the end of 2005 assumed that the Company would continue to provide the then-existing level of healthcare benefits to current and future retirees. A change in this assumption could have a material effect on the calculation of the Company’s total future retiree healthcare benefit obligation. This assumption could be incorrect as a result of one or more developments, as described below.

First, retirees could consent to a change in the current level of healthcare benefits provided to them. Second, the union which represented a particular group of retirees when they were employed by the Company could in the course of negotiations with the Company accept such a change. Third, in certain instances, at or following the expiration of a collective bargaining agreement which affects the Company’s obligation to provide healthcare benefits to retired employees, the Company could take action to modify or terminate the benefits provided to those retirees without the agreement of those retirees or the union, subject to the right of the union subsequently to bargain to alter or reverse such action by the Company. The precise circumstances under which retiree healthcare benefits may be altered unilaterally or by agreement with a particular union vary depending on the terms of the relevant collective bargaining agreement.

Certain of these developments already have occurred. Since September of 2005, the Company has negotiated changes to the nature and scope of its obligation to provide healthcare benefits to current and retired union-represented employees of its Butler Works, Zanesville Works, Ashland Works and certain shutdown facilities of the Company affiliated with the USW. In addition, the Company has acted unilaterally to change the nature and scope of the healthcare benefit plans, effective October 1, 2006, of approximately

4,600 of its current retirees who formerly were hourly and salaried members of the Armco Employees Independent Federation (AEIF), the union at AK Steel’s Middletown (OH) Works, the Company’s largest plant. This unilateral action, which AK Steel announced on June 1, 2006, will require current AEIF retirees who previously paid no monthly healthcare premium to pay monthly healthcare premiums beginning on October 1, 2006. Those premiums will be adjusted annually thereafter. In addition, as of October 1, 2006, the vision, dental and Medicare subsidy benefits of the current AEIF retirees will be eliminated and the life insurance coverage of such retirees will be reduced. AEIF retirees under age 65 will pay 10% of the monthly healthcare premium until 2008, and thereafter will also pay all increases in the monthly premium. Because the Company is self-insured, the monthly premium amount is based on the actual costs that the Company incurs to provide retiree healthcare benefits. Medicare-eligible retirees will pay 50% of the monthly healthcare premium until 2008, and thereafter will also pay all increases in the monthly premium. In its announcement, AK Steel further stated that, effective January 1, 2007, it will offer a modified healthcare plan for current AEIF retirees which will provide both flexibility and cost-containment features for retirees under age 65 and those retirees age 65 and older who are eligible for Medicare. Medicare-eligible retirees will have an option of a traditional plan or a new Medicare Advantage Preferred Provider Organization (“MA-PPO”). The MA-PPO option is being offered to help minimize the impact on retirees of the costs associated with the changes to the AEIF retiree healthcare benefit plans. Under these modified plans, retirees will be responsible for deductibles and co-pays for covered services. Most of the plans provide for maximum out-of-pocket cost protection for catastrophic illnesses. Subsequent to the notice of the change to the AEIF retiree healthcare benefit plans, the AEIF stated publicly that it would file a legal action against AK Steel challenging AK Steel’s right to modify the retiree’s healthcare benefits. In response to the AEIF’s statement, AK Steel filed a declaratory judgment action (the “AK Steel Action”) on June 9, 2006 in the United States District Court for the Southern District of Ohio, Case No. 3-06CV0171, asking the court to determine that AK Steel had the legal right to make the changes to retiree healthcare benefits set forth in its June 1, 2006 notice. On July 18, 2006, a group of nine former hourly and salaried members of the AEIF filed a separate purported class action (the “Retiree Action”) in the United States District Court for the Southern District of Ohio, Case No. 1-06CV0468, alleging that AK Steel did not have a right to make the changes to the AEIF retiree healthcare benefit plans set forth in AK Steel’s June 1, 2006 notice. The named plaintiffs in the Retiree Action seek injunctive relief (including an order retroactively rescinding the changes) and unspecified monetary relief for themselves and the other members of the putative class. On July 26, 2006, AK Steel amended its Complaint in the AK Steel Action to add as defendants in that action the named plaintiffs in the Retiree Action. No responsive pleadings have been filed, no discovery has been commenced, and no trial dates have been set yet in either action. AK Steel intends to contest both of these cases vigorously.

The Company is unable to estimate at this time the likely favorable impact that the changes and potential changes to the nature and/or scope of its obligations to provide retiree healthcare benefits may have on its total future healthcare benefit obligations. Any attempt to make such a calculation would involve significant assumptions and would be subject to substantial uncertainties. Those uncertainties would include (1) changes in the assumptions which underlie the calculation of the estimates, such as changes in the assumptions about current employees’ future retirement dates, the anticipated mortality rate of retirees, and future increases in healthcare costs, (2) uncertainties as to the extent to which retirees will consent to changes to their healthcare benefits, or that the unions will agree to, or not take action to oppose, such changes in the course of negotiations of new collective bargaining agreements, and (3) uncertainties as to the outcome of the litigation that has been or might be initiated over this issue.

5.	Share-Based Compensation

AK Holding’s Stock Incentive Plan (the “SIP”) permits the granting of nonqualified stock options, restricted stock, and performance share awards to directors, officers and key management employees of the Company. These nonqualified option, restricted stock and performance share awards may be granted with respect to an aggregate maximum of 16 million shares through the period ending December 31, 2011. The exercise price of each option may not be less than the market price of the Company’s common stock on the date of the grant. Stock options awarded under the SIP have a maximum term of 10 years and may not be exercised earlier than six months following the date of grant (or such other term as may be specified in the award agreement). These nonqualified stock options vest at the rate of 33% per year over three years. Generally, 25% of the shares covered by a restricted stock award vest two years after the date of the award and an additional 25% vest on the third, fourth and fifth anniversaries of the date of the award. In 2005, the Board of Directors of the Company approved the grant of special stock awards to the executive officers and selected key managers relating to the Company’s performance which will vest ratably on the first, second, and third anniversaries of the grant. The total number of performance shares issued under the SIP will be determined by the performance of the Company’s shares compared to a prescribed compounded annual growth rate and the Company’s total share return compared to that of Standard and Poor’s 400 Mid Cap Index.

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

The Company’s calculation of fair value of the options is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

Expected life in years	2.76
Risk-free interest rate	4.35%
Volatility	60.06%
Dividend yield	0.00%

The Company uses historical data regarding stock option exercise behaviors to estimate the expected life of options granted based on the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on historical volatility for a period equal to the stock option’s expected life. The expected dividend yield is based on the Company’s historical dividend payments.

A summary of stock option activity under the Company’s share-based compensation plans for the six months ended June 30, 2006 is presented below:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2005	3,425,926	$13.02
Granted	226,800	$7.93
Exercised	(88,500)	$5.93
Forfeited or expired	(230,663)	$19.90

Outstanding at June 30, 2006	3,333,563	$12.47	5.2 yrs	$10.7

Options Exercisable at June 30, 2006	2,752,171	$13.94	4.6 yrs	$6.6

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2006 and 2005, was $3.27 and $7.04, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005, based upon the average market price during the period, was $0.6 and $0.8, respectively.

The following table summarizes information about stock options outstanding at June 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$ 2.74 to $ 5.49	876,998	7.4 yrs.	$3.72	555,668	$3.73
$ 5.50 to $ 8.23	434,726	8.3 yrs.	7.59	176,464	7.45
$ 8.24 to $ 10.98	198,484	5.1 yrs.	9.43	198,484	9.43
$ 10.99 to $ 16.46	444,359	6.4 yrs.	12.60	442,559	12.60
$ 16.47 to $ 19.21	850,666	2.7 yrs.	18.51	850,666	18.51
$ 19.22 to $ 21.95	202,330	0.6 yrs.	20.20	202,330	20.20
$ 21.96 to $ 27.44	326,000	2.8 yrs.	23.45	326,000	23.45

The Company made grants of 345,850 performance shares in 2006 and 207,278 performance shares in 2005. The performance periods for these grants end on December 31, 2008 and 2007, respectively.

The estimated pre-tax expense associated with share-based compensation for 2006 is $1.7 of which $0.4 and $0.9, respectively, was expensed in the three- and six-month periods ended June 30, 2006. The share-based compensation expense resulted in a decrease in net income of $0.3 and $0.5, respectively, in the three- and six-month periods ended June 30, 2006 and a reduction in diluted earnings per share of $0.01 per share for the three-month period. There was no effect on diluted earnings per share for the six-month period. The share-based compensation expense taken includes expense for both nonqualified stock options and performance shares granted from the Stock Incentive Plan.

A summary of the activity associated with non-vested restricted stock awards under the SIP during the six-month period ended June 30, 2006 is presented below:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2005	1,188,559	$9.01
Granted	244,080	8.27
Vested	(303,934)	9.17
Forfeited or expired	0	—

Outstanding at June 30, 2006	1,128,705	$8.80

Common stock compensation expense related to restricted stock awards granted under the Company’s Stock Incentive Plan was $1.6 ($1.0 after tax) for both the six months ended June 30, 2006 and 2005.

As of June 30, 2006, there was $5.9 of total unrecognized compensation costs related to non-vested share-based compensation awards granted under the SIP, which cost is expected to be recognized over a weighted average period of 2.8 years.

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

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income as reported	$9.0	$68.2
Additional compensation cost based on fair value recognition, net of tax	0.2	0.5

Net income as adjusted	$8.8	$67.7

Common shares outstanding for basic earnings per share (weighted average in millions)	109.8	109.7

Common shares outstanding for diluted earnings per share as reported	110.3	110.4
Options excluded for dilutive earnings per share for share based compensation	(0.5)	(0.7)
Pro forma options dilutive for earnings per share for share based compensation	0.3	0.6

Common shares outstanding for diluted earnings per share for share based payments	110.1	110.3

Basic income per share as reported	$0.08	$0.62
Additional compensation cost based on fair value recognition per share	—	—

Basic income per share as adjusted	$0.08	$0.62

Diluted income per share as reported	$0.08	$0.62
Additional compensation cost based on fair value recognition per share	—	0.01

Diluted income per share as adjusted	$0.08	$0.61

6.	Long Term Debt

On June 17, 2004, the Company completed a $62.0 industrial bond offering issued through the Ohio Air Quality Development Authority. The bonds have a floating interest rate, 4.5% at June 30, 2006, and will mature on June 1, 2024. Proceeds from the offering were used to finance construction of emission control equipment for the Middletown Works’ blast furnace and basic oxygen furnaces. The equipment is necessary to comply with standards under the Clean Air Act which became effective in May 2006. The net proceeds of $61.7 from the bond offering were placed in a restricted fund and are drawn as the Company makes qualifying expenditures. In January 2005, the Company was granted a $5.0 loan with a current interest rate of .75% from the Ohio Department of Development, which also was used to finance a portion of the blast furnace and basic oxygen furnace construction. These proceeds were also placed in a restricted fund and are drawn as the Company makes qualifying expenditures. Through 2005, a total of $54.9 had been drawn from the funds and $7.2 was drawn in the first half of 2006. The remaining proceeds of $4.6 are included in the Company’s condensed consolidated balance sheets in Other Investments.

7.	Income Tax Provision

Income taxes recorded through June 30, 2006 have been estimated based on year-to-date income and projected results for the full year. On May 18, 2006, new tax legislation was enacted in Texas. The new legislation required the Company to recognize in the second quarter of 2006 as part of its income tax provision, pursuant to SFAS No. 109 “Accounting for Income Taxes”, a non-cash tax charge of $1.2 for the reduction in value of the Company’s deferred tax assets resulting from a lower effective state income tax rate in Texas. A similar first quarter charge was required for new tax legislation enacted in Indiana, bringing the first half 2006 non-cash tax charge total to $2.7. During the first half of 2005, new tax legislation also was enacted in Kentucky, Georgia, New York and Ohio. As a result of that legislation, the Company similarly recognized $3.1 and $32.6, respectively, in the three and six months ended June 30, 2005 as part of its income tax provision for the reduction in value of the Company’s deferred tax assets resulting from lower effective state income tax rates.

8.	Comprehensive Income (Loss)

Comprehensive income, net of tax, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$29.1	$9.0	$35.3	$68.2
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1.2	(1.2)	1.8	(1.0)
Derivative instrument hedges, mark to market:
Gains (losses) arising in period	(8.8)	(1.7)	(38.2)	0.8
Reclass of losses included in net income	13.8	(0.3)	20.5	1.2

Comprehensive income	$35.3	$5.8	$19.4	$69.2

A 38% deferred tax rate is applied to derivative instrument hedges and unrealized gains and losses.

Accumulated other comprehensive loss is as follows:

	June 30, 2006	December 31, 2005
Foreign currency translation	$2.6	$0.8
Derivative instrument hedges	(16.5)	1.2
Minimum pension liability	(183.1)	(183.1)

Accumulated other comprehensive loss	$(197.0)	$(181.1)

9.	Environmental and Legal Contingencies

Environmental Contingencies: AK Steel and its predecessors have been conducting steel manufacturing and related operations for more than 105 years. Although their operating practices are believed to have been consistent with prevailing industry standards during this time, hazardous materials may have been released in the past at one or more operating sites, including sites that are no longer owned by AK Steel. Potential remediation expenditures have been estimated for those sites where future remediation efforts are probable based on identified conditions, regulatory requirements or contractual obligations arising from the sale of a business or facility. At June 30, 2006, the Company had recorded $9.5 in current accrued liabilities and

$40.9 in non-current other liabilities on its consolidated balance sheets for estimated probable costs relating to environmental matters. However, amounts recognized in the financial statements in accordance with accounting principles generally accepted in the United States exclude costs that are not probable or that may not be currently estimable. The ultimate costs of these environmental proceedings may, therefore, be higher than those currently recorded on the Company’s financial statements. Management believes that the ultimate disposition of the environmental proceedings will not have, individually or in the aggregate, a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

As previously reported, the United States Environmental Protection Agency (“EPA”) published its final “MACT” (maximum achievable control technology) rules for integrated iron and steel manufacturing facilities in the Federal Register on May 20, 2003. Pursuant to these rules, any existing affected source must have pollution control equipment necessary to comply with the MACT rules installed and operating by May 22, 2006. The blast furnace and basic oxygen furnace at the Company’s Middletown Works are affected sources subject to the new MACT rules. The Company timely completed the installation and startup of operation of the necessary pollution control equipment to achieve such compliance. The Company completed the first phase of this project in May 2005 at its blast furnace and the second phase in April 2006 at its basic oxygen furnace. The three-year capital cost (2004-2006) of such compliance has been approximately $65.0.

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

As previously reported, on June 29, 2000, the United States filed a complaint on behalf of the EPA against AK Steel in the U.S. District Court for the Southern District of Ohio (the “Court”), Case No. C-1-00530, for alleged violations of the Clean Air Act, the Clean Water Act and the RCRA at the Middletown Works. Subsequently, the State of Ohio, the Sierra Club and the National Resources Defense Council intervened. On April 3, 2006, a proposed Consent Decree in Partial Resolution of Pending Claims (the “Consent Decree”), executed by all parties, was lodged with the Court. After a 30-day notice period, the Consent Decree was entered by the Court on May 15, 2006. Under the Consent Decree, the Company will implement certain RCRA corrective action interim measures to address polychlorinated biphenyls (“PCBs”) in sediments and soils relating to Dicks Creek and certain other specified surface waters, adjacent floodplain areas, and other previously identified geographic areas. The Company also will undertake a comprehensive RCRA facility investigation at its Middletown Works and, as appropriate, complete a corrective measures study. Under the Consent Decree, the Company paid a civil penalty of $0.46 and will perform a supplemental environmental project that will remove ozone-depleting refrigerants from certain equipment at a cost of not less than $0.75. The Company anticipates that the cost of the work required under the Consent Decree will exceed $13.0.

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

As previously reported, on January 2, 2002, John D. West, a former employee, filed a purported class action in the United States District Court for the Southern District of Ohio against the AK Steel Corporation Retirement Accumulation Pension Plan, or AK RAPP, and the AK Steel Corporation Benefit Plans Administrative Committee, or AK BPAC. Mr. West claims that the method used under the AK RAPP to determine lump sum distributions does not comply with the Employment Retirement Income Security Act of 1974 (“ERISA”) and resulted in underpayment of benefits to him and the other class members. As previously reported, on February 22, 2006, the Court entered a final judgment against the defendants in the approximate amount of $37.6 in damages and $8.6 in prejudgment interest, for a total of approximately $46.2, with post judgment interest accruing at the rate of 4.7% per annum until paid. Subsequently, the defendants filed a motion asking the Court to reconsider the method by which prejudgment interest was determined. On March 29, 2006, the Court granted the defendants’ motion and entered an amended final judgment which had the effect of reducing the prejudgment interest by approximately $1.3. After entry of the amended final judgment, the total liability of the defendants was approximately $44.9, with post judgment interest accruing at the rate of 4.7% per annum until paid. The defendants have appealed and intend to continue to contest this matter vigorously. While the matter is being contested, AK Steel is not accruing for this potential liability. In the event that the defendants do not prevail on appeal, the payment of the damages to class members under the Court’s orders may have an immediate negative impact on the Company’s consolidated financial position, results of operations and cash flows based upon the amount of the judgment plus accrued post-judgment interest at the time the judgment becomes final and its effect on the actuarially-determined pension liability and funding requirements.

As previously reported, on January 13, 2004, AK Steel notified the Armco Employees Independent Federation (the “AEIF”), the union representing hourly employees at its Middletown Works, that it was suspending the minimum base force guarantee of 3,114 employees contained in the parties’ collective bargaining agreement pursuant to authority granted in that agreement. Subsequently, the union filed a grievance contesting the right of AK Steel to take such action. On July 1, 2004, the arbitrator upheld, subject to certain limitations, the right of AK Steel to suspend the minimum base force guarantee through at least May 10, 2005. The arbitrator further held that the union subsequently could seek a new hearing to determine whether the base force should continue to be suspended after that date. The union did seek such a hearing and on July 1, 2005, the arbitrator issued a ruling (the “July 1, 2005 Award”) which formally ended the base force suspension and required AK Steel to recall certain laid-off employees, but did not require AK Steel to hire new employees to return to the base force number of 3,114. More specifically, the arbitrator’s ruling required AK Steel to offer to recall 108 laid-off employees to raise the total Middletown Works hourly workforce to a level of 2,761, subject to attrition, by September 30, 2005. AK Steel has complied with this portion of the July 1, 2005 Award. Of the 108 employees offered recall, 71 returned to work. In lieu of hiring new, additional employees to return the hourly workforce to the 3,114 base force level, the July 1, 2005 Award allows AK Steel to elect to make payments into a fund. The fund would be used for two purposes. The first purpose would be to establish a voluntary employees’ beneficiary association (“VEBA”) that would be used under certain circumstances after August 1, 2007 to pay for out-of-pocket medical expenses for Middletown Works retirees and/or for then active Middletown Works bargaining unit employees. The second would be for use by a committee established under the collective bargaining agreement to facilitate returning to the AEIF bargaining unit work that had been contracted out to third parties. The amount of the payments to be made into this fund was determined by the arbitrator in a decision issued October 7, 2005. That decision provides that, in the event AK Steel does not hire any new employees to reduce the current shortfall from the minimum base force number, the amount of the payment into the “in lieu of” fund would be approximately $0.5 per week until the expiration of the parties’ current collective bargaining agreement on

February 28, 2006. The amount of that payment would be reduced to the extent that AK Steel hired to reduce the current shortfall. The decision further notes that laid off employees are counted for purposes of determining the minimum base force number, such that AK Steel could avoid making payments into the so-called “in lieu of” fund by hiring to meet the minimum base force number of 3,114, and then laying off any of these recently-hired employees whose active employment is not needed at the Middletown Works. On September 29, 2005, the AEIF filed an action against AK Steel in the United States District Court for the Southern District of Ohio, Case No. 1:05-CV-639, in which the AEIF seeks to vacate that portion of the July 1, 2005 Award which authorizes AK Steel to make payments into a fund in lieu of hiring to return to the minimum base force number of 3,114. On November 2, 2005, AK Steel answered the complaint and filed counterclaims seeking to vacate certain aspects of the July 1, 2005 Award, including the portion which addresses payments into a fund in lieu of hiring to return to the minimum base force number of 3,114, and for other appropriate relief. On June 2, 2006, the parties filed cross motions for summary judgment. Those motions remain pending. If the parties’ claims are not resolved through these cross motions, trial is scheduled to commence February 12, 2007. AK Steel intends to contest this matter vigorously, including the requirement that AK Steel hire to return to a minimum base force number of 3,114 or alternatively make payments into a fund in lieu of such hiring to reach that number. While the matter is being contested, AK Steel is not paying or accruing these payments. The AEIF and AK Steel also may address the issues which are the subject of the pending litigation during the negotiations for a new collective bargaining agreement to replace the existing agreement which expired on February 28, 2006.

On June 1, 2006, AK Steel notified approximately 4,600 of its current retirees who formerly were hourly and salaried members of the Armco Employees Independent Federation (the “AEIF”), the union at AK Steel’s Middletown (OH) Works, that the Company will require the retirees to contribute to the cost of their healthcare benefits, effective October 1, 2006. Subsequent to that notice, the AEIF stated publicly that it would file a legal action against AK Steel challenging AK Steel’s right to modify the retiree’s healthcare benefits. In response to the AEIF’s statement, AK Steel filed a declaratory judgment action (the “AK Steel Action”) on June 9, 2006 in the United States District Court for the Southern District of Ohio, Case No. 3-06CV0171, asking the court to determine that AK Steel had the legal right to make the changes to retiree healthcare benefits which were the subject of its June 1, 2006 notice. On July 18, 2006, a group of nine former hourly and salaried members of the AEIF filed a separate purported class action (the “Retiree Action”) in the United States District Court for the Southern District of Ohio, Case No. 1-06CV0468, alleging that AK Steel did not have a right to make changes to their healthcare benefits. The named plaintiffs in the Retiree Action seek injunctive relief (including an order retroactively rescinding the changes) and unspecified monetary relief for themselves and the other members of the putative class. On July 26, 2006, AK Steel amended its Complaint in the AK Steel Action to add as defendants in that action the named plaintiffs in the Retiree Action. No responsive pleadings have been filed, no discovery has been commenced, and no trial dates have been set yet in either action. AK Steel intends to contest both of these cases vigorously.

10.	New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R entitled, “Share Based Payment.” SFAS No. 123R sets accounting requirements for “share-based” compensation to employees and requires companies to recognize in their income statement the grant-date fair value of the stock options and other equity-based compensation. The Company adopted SFAS No. 123R effective January 1, 2006. For periods prior to the effective date of SFAS No. 123R, the Company discloses the effect on net income (loss) and earnings (loss) per share under the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” in the notes to the consolidated financial statements. The estimated expense associated with share-based payments for 2006 is $1.7, of which $0.4 and $0.9, respectively, was expensed in the three- and six-month period ending June 30, 2006. This includes expense for nonqualified stock options and performance shares granted from the Stock Incentive Plan (see footnote 5). The Company uses the Black-Scholes valuation model to determine the value of the awards.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” This interpretation establishes a “more-likely-than-not” recognition threshold that must be met before a tax benefit can be recognized in the financial statements. The Interpretation also offers guidelines to determine how much of a tax benefit to recognize in the financial statements. Under FIN 48, the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the taxing authority should be recognized. The provisions of this Interpretation become effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of the adoption of FIN 48 on its financial position and results of operations.

11.	Reclassifications

Certain amounts in prior year financial statements have been reclassified for comparative purposes to conform to the 2006 presentation.

12.	Supplemental Guarantor Information

AK Holding, along with AK Tube, LLC and AKS Investments Inc. (the “Guarantor Subsidiaries”) fully and unconditionally, jointly and severally guarantee the payment of interest, principal and premium, if any, on AK Steel’s 7-7/8% Senior Notes Due 2009 and 7-3/4% Senior Notes Due 2012. AK Tube is owned 100% by AKS Investments Inc. and AKS Investments Inc. is 100% owned by AK Steel. AK Steel is 100% owned by AK Holding. The Company has determined that full financial statements and other disclosures concerning AK Holding and the Guarantor Subsidiaries would not be material to investors and, accordingly, those financial statements are not presented. The following supplemental condensed consolidating financial statements present information about AK Holding, AK Steel, the Guarantor Subsidiaries and the Other Subsidiaries. The Other Subsidiaries are not guarantors of the above notes.

Condensed Statements of Operations

For the Three Months Ended June 30, 2006

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi- nations	Consolidated Company
Net sales	$—	$1,399.7	$62.9	$95.2	$(60.5)	$1,497.3

Cost of products sold	0.1	1,251.7	54.5	58.7	(32.0)	1,333.0
Selling and administrative expenses	0.8	56.8	2.9	3.5	(11.5)	52.5
Depreciation	—	46.9	1.8	0.1	—	48.8

Total operating costs	0.9	1,355.4	59.2	62.3	(43.5)	1,434.3

Operating profit (loss)	(0.9)	44.3	3.7	32.9	(17.0)	63.0

Interest expense	—	21.7	—	0.4	—	22.1
Other income (expense)	—	(20.7)	—	8.1	18.2	5.6

Income (loss) before income taxes	(0.9)	1.9	3.7	40.6	1.2	46.5

Income tax provision	—	16.3	—	1.1	—	17.4

Net income (loss)	$(0.9)	$(14.4)	$3.7	$39.5	$1.2	$29.1

Condensed Statements of Operations

For the Three Months Ended June 30, 2005

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi- nations	Consolidated Company
Net sales	$—	$1,349.4	$63.2	$92.8	$(50.8)	$1,454.6

Cost of products sold	0.1	1,182.6	54.8	61.1	(19.9)	1,278.7
Selling and administrative expenses	0.6	56.1	2.5	3.9	(11.0)	52.1
Depreciation	—	47.7	1.7	0.2	—	49.6

Total operating costs	0.7	1,286.4	59.0	65.2	(30.9)	1,380.4

Operating profit (loss)	(0.7)	63.0	4.2	27.6	(19.9)	74.2

Interest expense (income)	—	20.9	—	2.9	(2.1)	21.7
Other income (expense)	—	(12.4)	—	4.8	9.0	1.4

Income (loss) before income taxes	(0.7)	29.7	4.2	29.5	(8.8)	53.9

Income tax provision	—	43.4	—	1.4	0.1	44.9

Net income (loss)	$(0.7)	$(13.7)	$4.2	$28.1	$(8.9)	$9.0

Condensed Statements of Operations

For the Six Months Ended June 30, 2006

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi- nations	Consolidated Company
Net sales	$—	$2,739.0	$124.8	$181.8	$(112.4)	$2,933.2

Cost of products sold	0.1	2,469.4	108.6	114.9	(55.7)	2,637.3
Selling and administrative expenses	1.3	113.2	5.6	6.5	(22.0)	104.6
Depreciation	—	95.1	3.5	0.3	—	98.9

Total operating costs	1.4	2,677.7	117.7	121.7	(77.7)	2,840.8

Operating profit (loss)	(1.4)	61.3	7.1	60.1	(34.7)	92.4

Interest expense (income)	—	43.3	—	1.0	(0.2)	44.1
Other income (expense)	—	(37.5)	—	14.7	32.4	9.6

Income (loss) before income taxes	(1.4)	(19.5)	7.1	73.8	(2.1)	57.9

Income tax provision	—	20.9	—	1.7	—	22.6

Net income (loss)	$(1.4)	$(40.4)	$7.1	$72.1	$(2.1)	$35.3

Condensed Statements of Operations

For the Six Months Ended June 30, 2005

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi- nations	Consolidated Company
Net sales	$—	$2,698.4	$127.0	$160.9	$(109.2)	$2,877.1

Cost of products sold	0.1	2,321.6	108.2	97.5	(42.4)	2,485.0
Selling and administrative expenses	1.3	111.9	5.3	7.7	(21.8)	104.4
Depreciation	—	96.1	3.4	0.4	—	99.9

Total operating costs	1.4	2,529.6	116.9	105.6	(64.2)	2,689.3

Operating profit (loss)	(1.4)	168.8	10.1	55.3	(45.0)	187.8

Interest expense (income)	—	42.8	—	4.8	(3.5)	44.1
Other income (expense)	—	(28.6)	—	11.8	23.6	6.8

Income (loss) before income taxes	(1.4)	97.4	10.1	62.3	(17.9)	150.5

Income tax provision	—	79.1	—	3.2	—	82.3

Net income (loss)	$(1.4)	$18.3	$10.1	$59.1	$(17.9)	$68.2

Condensed Balance Sheets

As of June 30, 2006

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi- nations	Consolidated Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$476.9	$—	$8.5	$—	$485.4
Accounts receivable, net	—	30.3	32.4	602.6	(1.6)	663.7

Inventories, net	—	806.3	15.3	30.3	(10.5)	841.4

Deferred tax asset	—	337.4	—	—	—	337.4
Other current assets	0.2	37.3	0.2	0.2	—	37.9

Total Current Assets	0.2	1,688.2	47.9	641.6	(12.1)	2,365.8

Property, Plant and Equipment	—	4,908.5	79.0	11.8	—	4,999.3
Less accumulated depreciation	—	(2,774.1)	(25.0)	(8.2)	—	(2,807.3)

Property, plant and equipment, net	—	2,134.4	54.0	3.6	—	2,192.0

Other Assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	—	55.6
Inter-company accounts	916.4	(771.0)	4.8	422.7	(572.9)	—
Other investments	—	24.5	—	44.6	—	69.1
Goodwill	—	—	32.9	4.2	—	37.1
Other intangible assets	—	39.6	0.5	—	—	40.1
Deferred tax asset	—	734.2	—	—	—	734.2
Other assets	—	28.3	—	2.6	—	30.9

TOTAL ASSETS	$916.6	$3,878.2	$195.7	$1,119.3	$(585.0)	$5,524.8

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$460.7	$10.2	$10.0	$(1.6)	$479.3
Accrued liabilities	—	263.2	3.1	5.2	—	271.5
Current portion of pension and other postretirement benefit obligations	—	214.0	—	—	—	214.0

Total Current Liabilities	—	937.9	13.3	15.2	(1.6)	964.8

Non-current Liabilities:
Long-term debt	—	1,115.0	—	—	—	1,115.0
Pension and other postretirement benefit obligations	—	3,071.7	1.0	—	—	3,072.7
Other liabilities	—	124.7	—	2.8	2.5	130.0

Total Non-current Liabilities	—	4,311.4	1.0	2.8	2.5	4,317.7

TOTAL LIABILITIES	—	5,249.3	14.3	18.0	0.9	5,282.5

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	916.6	(1,371.1)	181.4	1,101.3	(585.9)	242.3

TOTAL LIABILITIES AND EQUITY	$916.6	$3,878.2	$195.7	$1,119.3	$(585.0)	$5,524.8

Condensed Balance Sheets

As of December 31, 2005

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi- nations	Consolidated Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$514.8	$—	$4.8	$—	$519.6
Accounts receivable, net	—	25.4	25.3	520.8	(1.5)	570.0

Inventories, net	—	761.7	16.8	32.8	(2.9)	808.4

Deferred tax asset	—	328.7	—	0.3	—	329.0
Other current assets	0.2	18.7	0.1	0.4	—	19.4

Total Current Assets	0.2	1,649.3	42.2	559.1	(4.4)	2,246.4

Property, Plant and Equipment	—	4,899.3	74.9	11.4	—	4,985.6
Less accumulated depreciation	—	(2,698.5)	(21.5)	(8.1)	—	(2,728.1)

Property, plant and equipment, net	—	2,200.8	53.4	3.3	—	2,257.5

Other Assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	—	55.6
Inter-company accounts	915.4	(762.2)	2.1	430.8	(586.1)	—
Other investments	—	20.1	—	42.3	—	62.4
Goodwill	—	—	32.9	4.2	—	37.1
Other intangible assets	—	39.5	0.7	—	—	40.2
Deferred tax asset	—	752.5	—	—	—	752.5
Other assets	—	32.6	—	3.6	—	36.2

TOTAL ASSETS	$915.6	$3,932.6	$186.9	$1,043.3	$(590.5)	$5,487.9

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$435.6	$8.4	$7.5	$(1.5)	$450.0
Accrued liabilities	—	207.2	3.3	5.9	—	216.4
Current portion of pension and other postretirement benefit obligations	—	237.0	—	—	—	237.0

Total Current Liabilities	—	879.8	11.7	13.4	(1.5)	903.4

Non-current Liabilities:
Long-term debt	—	1,114.9	—	—	—	1,114.9
Pension and other postretirement benefit obligations	—	3,114.7	0.9	—	—	3,115.6
Other liabilities	—	128.5	—	2.5	2.5	133.5

Total Non-current Liabilities	—	4,358.1	0.9	2.5	2.5	4,364.0

TOTAL LIABILITIES	—	5,237.9	12.6	15.9	1.0	5,267.4

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	915.6	(1,305.3)	174.3	1,027.4	(591.5)	220.5

TOTAL LIABILITIES AND EQUITY	$915.6	$3,932.6	$186.9	$1,043.3	$(590.5)	$5,487.9

Condensed Statements of Cash Flows

For the Six Months Ended June 30, 2006

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi- nations	Consolidated Company
Net cash flow from operating activities	$(1.2)	$(0.2)	$7.1	$(5.6)	$5.5	$5.6

Cash flows from investing activities:
Capital investments	—	(32.9)	(4.4)	(0.3)	—	(37.6)
Restricted cash to collateralize letter of credit	—	(12.3)	—	—	—	(12.3)
Proceeds from draw on restricted funds for emission control expenditures	—	7.2	—	—	—	7.2
Proceeds from sale of investments and property, plant and equipment		1.4				1.4
Other	—	0.1	—	(0.3)	—	(0.2)

Net cash flow from investing activities	—	(36.5)	(4.4)	(0.6)	—	(41.5)

Cash flows from financing activities:
Proceeds from exercise of stock options	0.5	—	—	—	—	0.5
Purchase of treasury stock	(0.6)	—	—	—	—	(0.6)
Inter-company activity	1.3	(1.3)	(2.7)	8.2	(5.5)	—
Other	—	0.1	—	1.7	—	1.8

Net cash flow from financing activities	1.2	(1.2)	(2.7)	9.9	(5.5)	1.7

Net increase (decrease)	—	(37.9)	—	3.7	—	(34.2)

Cash and equivalents, beginning of period	—	514.8	—	4.8	—	519.6

Cash and equivalents, end of period	$—	$476.9	$—	$8.5	$—	$485.4

Condensed Statements of Cash Flows

For the Six Months Ended June 30, 2005

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi- nations	Consolidated Company
Net cash flow from operating activities	$(1.4)	$(58.4)	$6.1	$20.8	$(23.8)	$(56.7)

Cash flows from investing activities:
Capital investments	—	(77.3)	(1.0)	(0.1)	—	(78.4)
Proceeds from draw on restricted funds for emission control expenditures	—	20.3	—	—	—	20.3
Proceeds from sale of investments and property, plant and equipment		0.4				0.4
Other				0.3		0.3

Net cash flow from investing activities	—	(56.6)	(1.0)	0.2	—	(57.4)

Cash flows from financing activities:
Proceeds from exercise of stock options	3.1	—	—	—	—	3.1
Purchase of treasury stock	(0.6)	—	—	—	—	(0.6)
Inter-company activity	(1.1)	10.0	(5.1)	(27.6)	23.8	—
Other	—	0.1	—	(1.0)	—	(0.9)

Net cash flow from financing activities	1.4	10.1	(5.1)	(28.6)	23.8	1.6

Net decrease	—	(104.9)	—	(7.6)	—	(112.5)

Cash and equivalents, beginning of period	—	359.9	—	17.2	—	377.1

Cash and equivalents, end of period	$—	$255.0	$—	$9.6	$—	$264.6

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

Steel shipments for the three months ended June 30, 2006 and 2005 were 1,599,100 tons and 1,610,500 tons, respectively. Shipments for the six months ended June 30, 2006 and 2005 were 3,125,900 tons and 3,131,000 tons, respectively. For the three-month period ended June 30, 2006, valued-added products comprised 76.9% of total shipments compared to 87.9% for the three-month period ended June 30, 2005. For the six-month period ended June 30, 2006, value-added products comprised 82.5% of total shipments, compared to 88.0% for the six-month period ended June 30, 2005. For both the three- and six-month periods ended June 30, 2006, the decrease in the percentage of value-added products is primarily the result of an increase by the Company in the shipment of hot-rolled carbon products and a reduction in the shipment of electrogalvanized steel. The increase in hot-rolled carbon shipments was a result of the strong demand for such products and was facilitated by an increase in the production of carbon products at the Company’s Butler (PA) Works. The reduction in shipments of electrogalvanized steel was primarily the result of reduced market demand for this product as customers are switching to alternative products. This reduction also coincides with the decision made in the fourth quarter of 2005 by AK-ISG Steel Coating Company, a joint venture in which the Company holds an equity interest, to indefinitely idle its electrogalvanizing line effective March 31, 2006. The following presents net shipments by product line:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(tons in thousands)	2006		2005		2006		2005
Stainless/electrical	266.4	16.7%	259.4	16.1%	535.2	17.1%	515.0	16.4%
Coated	695.8	43.5%	814.4	50.6%	1,447.9	46.3%	1,584.7	50.7%
Cold-rolled	219.2	13.7%	297.3	18.4%	502.5	16.1%	564.7	18.0%
Tubular	47.2	3.0%	45.6	2.8%	93.6	3.0%	90.6	2.9%

Subtotal value-added shipments	1,228.6	76.9%	1,416.7	87.9%	2,579.2	82.5%	2,755.0	88.0%
Hot-rolled	302.6	18.9%	123.4	7.7%	425.5	13.6%	246.9	7.9%
Secondary	67.9	4.2%	70.4	4.4%	121.2	3.9%	129.1	4.1%

Subtotal non value-added shipments	370.5	23.1%	193.8	12.1%	546.7	17.5%	376.0	12.0%

Total shipments	1,599.1	100.0%	1,610.5	100.0%	3,125.9	100.0%	3,131.0	100.0%

For the three months ended June 30, 2006, net sales were a quarterly record of $1,497.3, reflecting a 3% increase from the $1,454.6 reported for the corresponding period in 2005. Net sales during the first six months of 2006 and 2005 were $2,933.2 and $2,877.1, respectively. The Company’s average steel selling price increased from $903 per ton in the second quarter of 2005 to $936 per ton in the second quarter of 2006, a 4% improvement. The Company’s average steel selling price increased from $918 per ton in the first six months of 2005 to $938 per ton in the first six months of 2006. The second quarter average selling price of $936 per ton was slightly lower than the first quarter average selling price of $940 per ton. The increase in net sales and higher average selling prices for the three- and six-month periods ended June 30, 2006, versus the comparable periods in 2005, was principally the result of higher contract sales prices under new and renegotiated sales agreements with a substantial majority of the Company’s contract customers, higher stainless and electrical steel shipments, and increases in raw material and energy costs.

Selling and administrative expenses for the three and six months ended June 30, 2006 of $52.5 and $104.6, respectively, were less than 1% higher than the corresponding amounts for 2005 of $52.1 and $104.4, respectively. Depreciation expense of $48.8 and $98.9, respectively, for the three and six months ended June 30, 2006 was less than the depreciation expense for the corresponding periods of 2005 of $49.6 and $99.9, respectively, due to older Company assets that have become fully depreciated and lower capital spending in recent years.

The Company recorded operating profit in the three and six months ended June 30, 2006 of $63.0 and $92.4, respectively, compared to $74.2 and $187.8 for the three and six months ended June 30, 2005. The year-over-year declines primarily resulted from increased costs, including higher raw material and energy costs, higher maintenance outage costs, and higher operating costs at the Middletown Works due to the lock-out of the Middletown Works hourly workforce. These increased costs were partially offset by increased selling prices. The lockout of approximately 2,700 hourly employees at the Company’s Middletown Works in Ohio began on March 1, 2006, following the expiration on February 28, 2006 of a collective bargaining agreement between AK Steel and the independent union that represents hourly employees at the plant. In order to continue meeting customer requirements, the Company implemented a contingency plan on March 1 to operate the Middletown plant with a temporary replacement workforce. In the three months ended June 30, 2006 the Company incurred approximately $12.0 of additional costs, principally for training and overtime. In addition, the Company recognized costs of approximately $9.0 related to fixed costs associated with the reduced levels of operations in the second quarter. In the first quarter of 2006, these costs were $13.0 for training and overtime, and $14.0 in fixed costs associated with reduced levels of operations. By the end of the second quarter, nearly every unit at Middletown Works was operating at or above the levels prior to the onset of the labor dispute. Accordingly, the Company expects higher production levels at Middletown Works in the third quarter compared to the second quarter resulting in lower operating costs.

In the three months ended June 30, 2006 the Company incurred approximately $3.0 for maintenance outages. In the first quarter of 2006, the Company incurred costs of nearly $11.0 for various maintenance outages at the Middletown Works, including a blast furnace outage the Company elected to perform in early March to coincide with the reduced operating levels in that month. Work was also accelerated during the first quarter outage to complete the second phase of a project to install additional environmental controls on the Middletown blast furnace and steelmaking operations.

Also, in the six months ended June 30, 2006 and 2005, the Company incurred LIFO charges of $31.3 and $40.9, respectively, reflecting continued increasing costs for natural gas and key raw materials, including nickel, iron ore, coating metals, scrap and coal.

Interest expense for the three and six months ended June 30, 2006 was $22.1 and $44.1, respectively, compared to $21.7 and $44.1 for the same periods in 2005. The increase for the quarter was the result of an increase in interest rates. Other income for the three- and six-month periods ended June 30, 2006 was $5.6 and $9.6, respectively, compared to the corresponding periods in 2005 of $1.4 and $6.8, respectively. The increase primarily resulted from higher interest income associated with higher levels of cash and increasing investment rates.

Income taxes recorded through June 30, 2006 have been estimated based on year-to-date income and projected results for the full year. On May 18, 2006, new tax legislation was enacted in Texas. The new legislation required the Company to recognize in the second quarter of 2006 as part of its income tax provision, pursuant to SFAS No. 109 “Accounting for Income Taxes,” a non-cash tax charge of $1.2 for the reduction in value of the Company’s deferred tax assets resulting from a lower effective state income tax rate in Texas. A similar first quarter charge was required for new tax legislation enacted in Indiana, bringing the first half 2006 non-cash tax charge total to $2.7. During the first half of 2005, new tax legislation also was enacted in Kentucky, Georgia, New York and Ohio. As a result of that legislation, the Company similarly recognized $3.1 and $32.6, respectively, in the three and six months ended June 30, 2005 as part of its income tax provision for the reduction in value of the Company’s deferred tax assets resulting from lower effective state income tax rates.

The Company’s net income in the three and six months ended June 30, 2006 was $29.1, or $0.26 per share, and $35.3, or $0.32 per share, respectively, compared to $9.0, or $0.08 per share, and $68.2, or $0.62 per share, respectively, for the same periods in 2005. Net income during the first half of 2006 and 2005 first half included $2.7 and $32.6, respectively, in income tax expense related to the enactment of several state income tax law changes.

Outlook

All of the statements in this “Outlook” section are subject to, and qualified by, the cautionary information set forth under the heading “Forward-Looking Statements.”

The Company expects an improved third quarter as compared to the second quarter of 2006. The principal factors driving the improvement are expected to be higher revenues and selling prices, higher production levels and lower operating costs. These improvements are expected to be partially offset by the negative impact associated with continued rising raw material and energy costs. Additional details with respect to the third quarter are set forth below, but the Company is currently forecasting an operating profit for the third quarter of 2006 of approximately $45 to $50 per ton.

Third quarter shipments are expected to be similar to the second quarter at approximately 1,600,000 tons. This projection assumes continued normal levels of production at the Company’s Middletown Works and continued strong demand for the Company’s products. The Company’s value-added product mix is projected to rise to approximately 82% reflecting an anticipated decrease of hot-rolled shipments in the third quarter compared to the second quarter.

In the third quarter, the Company anticipates that the average selling price for its products will rise by approximately 4% compared to the second quarter 2006. This expected increase in average selling price is principally due to increased contract customer pricing and higher surcharges. With this increase in average selling price, the Company anticipates an increase in net sales during the third quarter.

The Company expects operating costs in the third quarter to decline from second quarter levels, primarily as a result of improved operations at its Middletown Works. At the start of the second quarter, operating levels at the Middletown Works were below pre-lockout levels. By the end of the quarter, the Company had returned to normal operating levels at nearly every operating unit at Middletown Works. Accordingly, the Company expects higher production levels during the third quarter at Middletown Works, resulting in lower operating costs.

In addition, the Company’s 2006 financial results could be negatively impacted by potential charges associated with the labor agreements reached and currently being negotiated in 2006. For example, the Company has negotiated a “lock and freeze” of the defined benefit pension plans to which hourly employees at its Ashland (KY) Works, Zanesville (OH) Works and Butler (PA) Works currently are entitled and will replace them prospectively with defined contribution plans. The Company continues to seek such a “lock and freeze” of the defined benefit pension plan to which hourly employees at its Middletown Works are currently entitled. Such a “lock and freeze” typically results in the Company recognizing a non-cash curtailment charge. The total amount of all such curtailment charges or any other potential charges for all of the Company’s defined benefit pension plans cannot be reliably estimated at this time.

During the second quarter and early part of the third quarter of 2006, the Company concluded a substantial portion of its sales contract negotiations, which will result in a significant increase in the contract prices for its carbon, stainless and electrical steel business under those contracts. These contract price increases reflect the recent increases in the spot market and in the Company’s raw material costs. With respect to carbon and some stainless steel products, these increases will be effective in the second half of 2006 and already are reflected in the Company’s third quarter guidance. With respect to electrical steel products, most of the increases will not be effective until 2007.

Labor

On May 9, 2006, the Company announced a new labor agreement with the United Auto Workers (UAW), Local 4104 which became effective May 20, 2006. Local 4104 represents about 200 hourly production and maintenance employees at the Company’s Zanesville (OH) Works. The new six-year labor agreement provides work force flexibility, no minimum base workforce guarantee, current and future retiree healthcare cost sharing, competitive wage increases and a lock and freeze of the traditional defined benefit pension plans, which have been converted to a per-hour contribution to a defined contribution plan.

On July 21, 2006, the Company announced a new labor agreement with the United Autoworkers (UAW), Local 3303, to be effective October 1, 2006. Local 3303 represents about 1,400 hourly production and maintenance employees at the Butler (PA) Works. The Company and the UAW jointly agreed to commence early negotiations on June 20, 2006, to reach a new labor contract to replace the existing agreement, which was scheduled to expire September 30, 2006. The new six-year labor agreement provides work force flexibility, no minimum base workforce guarantee, current and future retiree healthcare cost sharing, competitive wage increases and a “lock and freeze” of the traditional defined benefit pension plan, which will be replaced by a per-hour contribution to a defined contribution plan.

As a result of the ratification of the new labor contracts at Zanesville Works and Butler Works, the Company expects to incur one-time charges in the third quarter of 2006 of approximately $16.0, primarily associated with a non-cash curtailment charge for the Butler Works agreement.

Liquidity and Capital Resources

At June 30, 2006, the Company had total liquidity of $1,013.6, consisting of $485.4 of cash and cash equivalents, $158.6 of availability under a $300.0 accounts receivable purchase credit facility and $369.6 of availability under a $400.0 five-year senior revolving credit facility secured by certain of the Company’s inventories. The accounts receivable purchase credit facility’s three year term is scheduled to expire in May 2007 with the option of a two-year extension. At June 30, 2006, there were no outstanding borrowings under either credit facility; provided, however, that availability under the facilities was reduced by $156.8 due to outstanding letters of credit. Availability under both facilities fluctuates monthly based on the varying levels of eligible collateral. The Company has no significant scheduled debt payments due until 2009. In 2009 and 2012, the Company has Senior Notes due of $450.0 and $550.0, respectively.

Cash generated by operations totaled $5.6 for the six months ended June 30, 2006. Net cash generated by the Company’s operations was primarily impacted by $85.2 of cash used to increase net working capital. Accounts receivable rose as a result of record quarterly sales resulting principally from higher selling prices. The value of inventories and accounts payable also grew, primarily due to higher levels of inventories along with the impact of rising raw material and energy costs.

In May 2006, the Company made an early contribution of $84.0 to its pension plans. In July 2006, the Company’s Board of Directors authorized the Company to make, and the Company did make, a voluntary $50.0 contribution to its pension trust as part of an effort to reduce overall liabilities. After making these early contributions, the Company currently estimates additional required contributions for 2007 and 2008 to be in the ranges of $250.0 – $300.0 and

$200.0 – $250.0, respectively. The calculation of estimated future pension contributions requires the use of assumptions concerning future events. The most significant of these assumptions relate to future investment performance of the pension funds, actuarial data relating to plan participants and the benchmark interest rate used to discount future benefits to their present value. Because of the variability of factors underlying these assumptions, including the possibility of future pension legislation, the reliability of estimated future pension contributions decreases as the length of time until the contributions must be made increases.

During the six months ended June 30, 2006, cash used by investing activities totaled $41.5, including $37.6 for capital investments offset by $7.2 proceeds received from the draw on restricted funds for spending related to emission control equipment for the Middletown Works’ blast furnace and basic oxygen furnace. Capital spending for the year 2006 is expected to total approximately $130.0. Also in the first quarter of 2006, in order to reduce overall banking fees, the Company utilized $12.3 in cash to collateralize its letter of credit supporting an industrial revenue bond. This amount is classified in the Company’s condensed consolidated balance sheets as restricted cash in Other Investments.

Forward-Looking Statements

Certain statements made or incorporated by reference in this Form 10-Q, or made in press releases or in oral presentations made by Company employees, reflect management’s estimates and beliefs and are intended to be, and are hereby identified as, “forward-looking statements” for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These include, but are not limited to, the paragraphs herein entitled “Outlook,” “Liquidity and Capital Resources” and “Risk Factors.” Risks not currently known to us or that we consider on current information to be immaterial could also materially and adversely affect our business, operating results and financial condition.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

In the ordinary course of business, the Company is exposed to market risk for price fluctuations of raw materials and energy sources. In 2006, the prices of natural gas, aluminum, zinc and nickel increased significantly as compared to 2005. The amount of increases in natural gas and raw material costs which the Company will be able to pass on to the customer in the form of a surcharge or increased pricing is uncertain.

The Company uses cash settled commodity price swaps and/or options to hedge the price of a portion of its natural gas, nickel, aluminum and zinc requirements. The Company’s hedging strategy is designed to protect it against normal volatility. However, abnormal price increases in any of these commodity markets could negatively impact operating costs. Gains and losses from the use of these instruments are deferred in accumulated other comprehensive loss on the condensed consolidated balance sheets and recognized into cost of products sold in the same period as the underlying transaction. At June 30, 2006, accumulated other comprehensive loss included $14.4 in unrealized net of tax losses for the fair value of these derivative instruments. The following table presents the negative effect on pretax income of a hypothetical change in the fair value of derivative instruments outstanding at June 30, 2006, due to an assumed 10% and 25% decrease in the market price of each of the indicated commodities.

Commodity Derivative	10% Decrease	25% Decrease
Natural Gas	$10.3	$25.9
Zinc	5.7	13.7
Nickel	0.2	0.4

Because these instruments are structured and used as hedges, these hypothetical losses would be offset by the benefit of lower prices paid for the physical commodity. The Company currently does not enter into swap or option contracts for trading purposes.

The Company is also subject to risks of exchange rate fluctuations on a small portion of inter-company receivables that are denominated in foreign currencies. The Company occasionally uses forward currency contracts to manage exposures to certain of these currency price fluctuations. At June 30, 2006, the Company had outstanding forward currency contracts with a total notional value of $5.1 for the sale of euros. Based on the contracts outstanding at June 30, 2006, a 10% increase in the dollar to euro exchange rate would result in a $0.5 pretax loss in the value of these contracts, which would offset the income benefit of a more favorable exchange rate.

23

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The following are updates to the Company’s descriptions of pending legal proceedings and environmental matters reported in its Annual Report on Form 10-K for the calendar year 2005:

As previously reported, the United States Environmental Protection Agency (“EPA”) published its final “MACT” (maximum achievable control technology) rules for integrated iron and steel manufacturing facilities in the Federal Register on May 20, 2003. Pursuant to these rules, any existing affected source must have pollution control equipment necessary to comply with the MACT rules installed and operating by May 22, 2006. The blast furnace and basic oxygen furnace at the Company’s Middletown Works are affected sources subject to the new MACT rules. The Company timely completed the installation and startup of operation of the necessary pollution control equipment to achieve such compliance. The Company completed the first phase of this project in May 2005 at its blast furnace and the second phase in April 2006 at its basic oxygen furnace. The three-year capital cost (2004-2006) of such compliance has been approximately $65.0.

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

As previously reported, on June 29, 2000, the United States filed a complaint on behalf of the EPA against AK Steel in the U.S. District Court for the Southern District of Ohio (the “Court”), Case No. C-1-00530, for alleged violations of the Clean Air Act, the Clean Water Act and the RCRA at the Middletown Works. Subsequently, the State of Ohio, the Sierra Club and the National Resources Defense Council intervened. On April 3, 2006, a proposed Consent Decree in Partial Resolution of Pending Claims (the “Consent Decree”), executed by all parties, was lodged with the Court. After a 30-day notice period, the Consent Decree was entered by the Court on May 15, 2006. Under the Consent Decree, the Company will implement certain RCRA corrective action interim measures to address polychlorinated biphenyls (“PCBs”) in sediments and soils relating to Dicks Creek and certain other specified surface waters, adjacent floodplain areas, and other previously identified geographic areas. The Company also will undertake a comprehensive RCRA facility investigation at its Middletown Works and, as appropriate, complete a corrective measures study. Under the Consent Decree, the Company paid a civil penalty of $0.46 and will perform a supplemental environmental project that will remove ozone-depleting refrigerants from certain equipment at a cost of not less than $0.75. Final approval of the Consent Decree is subject to a 30-day public comment period. The Company anticipates that the cost of the work required under the Consent Decree will exceed $13.0.

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

As previously reported, on January 13, 2004, AK Steel notified the Armco Employees Independent Federation (the “AEIF”), the union representing hourly employees at its Middletown Works, that it was suspending the minimum base force guarantee of 3,114 employees contained in the parties’ collective bargaining agreement pursuant to authority granted in that agreement. Subsequently, the union filed a grievance contesting the right of AK Steel to take such action. On July 1, 2004, the arbitrator upheld, subject to certain limitations, the right of AK Steel to suspend the minimum base force guarantee through at least May 10, 2005. The arbitrator further held that the union subsequently could seek a new hearing to determine whether the base force should continue to be suspended after that date. The union did seek such a hearing and on July 1, 2005, the arbitrator issued a ruling (the “July 1, 2005 Award”) which formally ended the base force suspension and required AK Steel to recall certain laid-off employees, but did not require AK Steel to hire new employees to return to the base force number of 3,114. More specifically, the arbitrator’s ruling required AK Steel to offer to recall 108 laid-off employees to raise the total Middletown Works hourly workforce to a level of 2,761, subject to attrition, by September 30, 2005. AK Steel has complied with this portion of the July 1, 2005 Award. Of the 108 employees offered recall, 71 returned to work. In lieu of hiring new, additional employees to return the hourly workforce to the 3,114 base force level, the July 1, 2005 Award allows AK Steel to elect to make payments into a fund. The fund would be used for two purposes. The first purpose would be to establish a voluntary employees’ beneficiary association (“VEBA”) that would be used under certain circumstances after August 1, 2007 to pay for out-of-pocket medical expenses for Middletown Works retirees and/or for then active Middletown Works bargaining unit employees. The second would be for use by a committee established under the collective bargaining agreement to facilitate returning to the AEIF bargaining unit work that had been contracted out to third parties. The amount of the payments to be made into this fund was determined by the arbitrator in a decision issued October 7, 2005. That decision provides that, in the event AK Steel does not hire any new employees to reduce the current shortfall from the minimum base force number, the amount of the payment into the “in lieu of” fund would be approximately $0.5 per week until the expiration of the parties’ current collective bargaining agreement on February 28, 2006. The amount of that payment would be reduced to the extent that AK Steel hired to reduce the current shortfall. The decision further notes that laid off employees are counted for purposes of determining the minimum base force number, such that AK Steel could avoid making payments into the so-called “in lieu of” fund by hiring to meet the minimum base force number of 3,114, and then laying off any of these recently-hired employees whose active employment is not needed at the Middletown Works. On September 29, 2005, the AEIF filed an action against AK Steel in the United States District Court for the Southern District of Ohio, Case No. 1:05-CV-639, in which the AEIF seeks to vacate that portion of the July 1, 2005 Award which authorizes AK Steel to make payments into a fund in lieu of hiring to return to the minimum base force number of 3,114. On November 2, 2005, AK Steel answered the complaint and filed counterclaims seeking to vacate certain aspects of the July 1, 2005 Award, including the portion which addresses payments into a fund in lieu of hiring to return to the minimum base force number of 3,114, and for other appropriate relief. On June 2, 2006, the parties filed cross motions for summary judgment. Those motions remain pending. If the parties’ claims are not resolved through these cross motions, trial is scheduled to commence February 12, 2007. AK Steel intends to contest this matter vigorously, including the requirement that AK Steel hire to return to a minimum base force number of 3,114 or alternatively make payments into a fund in lieu of such hiring to reach that number. While the matter is being contested, AK Steel is not paying or accruing these payments. The AEIF and AK Steel also may address the issues which are the subject of the pending litigation during the negotiations for a new collective bargaining agreement to replace the existing agreement which expired on February 28, 2006.

On June 1, 2006, AK Steel notified approximately 4,600 of its current retirees who formerly were hourly and salaried members of the Armco Employees Independent Federation (the “AEIF”), the union at AK Steel’s Middletown (OH) Works, that the Company will require the retirees to contribute to the cost of their healthcare benefits, effective October 1, 2006. Subsequent to that notice, the AEIF stated publicly that it would file a legal action against AK Steel challenging AK Steel’s right to modify the retiree’s healthcare benefits. In response to the AEIF’s statement, AK Steel filed a declaratory judgment action (the “AK Steel Action”) on June 9, 2006, in the United States District Court for the Southern District of Ohio, Case No. 3-06CV0171, asking the court to determine that AK Steel had the legal right to make the changes to retiree healthcare benefits which were the subject of its June 1, 2006 notice. On July 18, 2006, a group of nine former hourly and salaried members of the AEIF filed a separate purported class action (the “Retiree Action”) in the United States District Court for the Southern District of Ohio, Case No. 1-06CV0468, alleging that AK

Steel did not have a right to make changes to their healthcare benefits. The named plaintiffs in the Retiree Action seek injunctive relief (including an order retroactively rescinding the changes) and unspecified monetary relief for themselves and the other members of the putative class. On July 26, 2006, AK Steel amended its Complaint in the AK Steel Action to add as defendants in that action the named plaintiffs in the Retiree Action. No responsive pleadings have been filed, no discovery has been commenced, and no trial dates have been set yet in either action. AK Steel intends to contest both of these cases vigorously.

Item 1A. Risk Factors.

The Company cautions readers that its business activities involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management. You should carefully consider the Company’s descriptions of risk factors reported in its Annual Report on Form 10-K for the calendar year 2005, along with the following updates to that discussion:

•	Risk of not obtaining a competitive labor agreement. The labor agreement with the union which represents hourly employees at the Company’s Middletown Works expired on February 28, 2006 and the Company currently is negotiating with that union to reach a new, competitive labor agreement. A new labor agreement to be negotiated with the union at the Middletown Works could either enhance or negatively impact the Company’s operating costs, operating income and cash flow depending on the success of labor negotiations. The Company cannot predict at this time, however, when a new, competitive labor agreement with the Middletown Works union will be reached or what the impact of such an agreement on the Company’s operating costs, operating income and cash flow will be.

•	Risks associated with operation of Middletown Works. The Middletown Works labor agreement expired on February 28, 2006 and the parties were unable prior to its expiration to reach a new agreement. Effective March 1, 2006, the Company elected to exercise its right to prevent the represented employees at the Middletown Works from continuing to work without a labor agreement. The Company has implemented its contingency plan to operate the Middletown Works with salaried employees and temporary replacement workers. The current operating levels of nearly every unit at the Middletown Works are at or above the levels achieved prior to March 1, 2006. The risks associated with operating the Middletown Works with temporary replacement workers include the possibility of increased costs and reduced production levels from time to time.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

There were no unregistered sales of equity securities in the quarter ended June 30, 2006.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
April 1 through 30, 2006	2,245	$15.41	0
May 1 through 31, 2006	—	—	0
June 1 through 30, 2006	949	$13.93	0

Total	3,194	$14.97	0	$59.5

(1)	During the quarter, the Company repurchased shares of common stock owned by participants in its restricted stock awards program under the terms of its Stock Incentive Plan. In order to satisfy the requirement that an amount be withheld that is sufficient to pay federal, state and local taxes due upon the vesting of the restricted stock, employees are permitted to have the Company withhold shares having a fair market value equal to the tax which could be imposed on the transaction. The Company repurchases the withheld shares at the quoted average of high and low prices on the day the shares are withheld.
(2)	On April 25, 2000, the Company announced that its Board of Directors had authorized the Company to repurchase, from time to time, up to $100.0 of its outstanding equity securities. The Company has not repurchased its stock under this program since the third quarter of 2000 and cannot currently reacquire its stock under a covenant contained in the instruments governing its outstanding senior debt.

The declaration and payment of cash dividends are also subject to the restrictions imposed by the senior debt covenant referred to in the preceding paragraph. Under the senior debt covenant, the payment of future dividends is subject to a formula that reflects cumulative net earnings. As a result of cumulative losses since 2002, the Company is currently not permitted under that formula to pay a cash dividend on its common stock. The restriction in the Company’s inventory-based revolving credit facility limits dividends to $12.0 annually.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on May 19, 2006. The following items of business were conducted at this meeting:

Election of Directors. All eight nominees were elected. The following table sets forth the voting results:

	Votes For	Votes Withheld
Richard A. Abdoo	101,775,845	579,683
Dr. Bonnie G. Hill	99,387,373	2,968,155
Robert H. Jenkins	101,785,833	569,695
Lawrence A. Leser	101,126,437	1,229,091
Daniel J. Meyer	101,284,716	1,070,812
Shirley D. Peterson	101,282,493	1,073,035
Dr. James A. Thomson	101,280,830	1,074,698
James L. Wainscott	99,147,974	3,207,554

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

AK Steel Holding Corporation
(Registrant)

Date: August 1, 2006	/s/ ALBERT E. FERRARA, JR.
Albert E. Ferrara, Jr.
Vice President, Finance and Chief Financial Officer

Date: August 1, 2006	/s/ ROGER K. NEWPORT
Roger K. Newport
Controller and Chief Accounting Officer