Form 10-Q
period 2006-09-30
AK STEEL HOLDING CORP
filed 2006-10-31
CIK 918160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer   ☒        Accelerated filer  ☐        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

110,265,266 shares of common stock

(as of October 27, 2006)

AK STEEL HOLDING CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

AK STEEL HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in millions, except per share data)

(unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	$1,553.6	$1,393.3	$4,486.8	$4,270.4

Cost of products sold (exclusive of items shown below)	1,388.3	1,317.7	4,025.6	3,802.7
Selling and administrative expenses	50.7	51.9	155.3	156.3
Depreciation	48.7	49.2	147.6	149.1
Curtailment charge	10.8	—	10.8	—

Total operating costs	1,498.5	1,418.8	4,339.3	4,108.1

Operating profit (loss)	55.1	(25.5)	147.5	162.3

Interest expense	22.4	20.9	66.5	65.0
Other income	5.0	1.5	14.6	8.3

Income (loss) before income taxes	37.7	(44.9)	95.6	105.6

Income tax provision due to state tax law changes	3.0	—	5.7	32.6
Income tax provision (benefit)	8.7	(15.9)	28.6	33.8

Net income (loss)	$26.0	$(29.0)	$61.3	$39.2

Basic earnings per share:
Net income (loss) per share	$0.24	$(0.26)	$0.56	$0.36

Diluted earnings per share:
Net income (loss) per share	$0.23	$(0.26)	$0.55	$0.35

Common shares and common share equivalents outstanding (weighted average in millions):
Basic	109.9	109.8	109.8	109.7
Diluted	110.5	109.8	110.4	110.4

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in millions)

(unaudited)	September 30, 2006	December 31, 2005
ASSETS

Current Assets:
Cash and cash equivalents	$466.8	$519.6
Accounts receivable, net	711.0	570.0
Inventories, net	936.4	808.4
Deferred tax asset	343.3	329.0
Other current assets	34.7	19.4

Total Current Assets	2,492.2	2,246.4

Property, Plant and Equipment:	5,015.0	4,985.6
Less accumulated depreciation	(2,856.0)	(2,728.1)

Property, plant and equipment, net	2,159.0	2,257.5

Other Assets:
Investment in AFSG Holdings, Inc.	55.6	55.6
Other investments	69.0	62.4
Goodwill	37.1	37.1
Other intangible assets	40.0	40.2
Deferred tax asset	710.0	752.5
Other assets	29.2	36.2

TOTAL ASSETS	$5,592.1	$5,487.9

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$582.6	$450.0
Accrued liabilities	245.8	216.4
Pension and other postretirement benefit obligations	340.9	237.0

Total Current Liabilities	1,169.3	903.4

Non-current Liabilities:
Long-term debt	1,115.1	1,114.9
Pension and other postretirement benefit obligations	2,905.6	3,115.6
Other liabilities	128.3	133.5

Total Non-current Liabilities	4,149.0	4,364.0

TOTAL LIABILITIES	5,318.3	5,267.4

Stockholders’ Equity:
Preferred stock, authorized 25,000,000 shares	—	—
Common stock, authorized 200,000,000 shares of $.01 par value each; issued 2006, 118,907,600 shares, 2005, 118,415,233 shares; outstanding 2006, 110,221,499 shares, 2005, 109,806,200 shares	1.2	1.2
Additional paid-in capital	1,838.4	1,832.1
Treasury stock, common shares at cost, 2006, 8,686,101 shares; 2005, 8,609,033 shares	(124.2)	(123.6)
Accumulated deficit	(1,246.9)	(1,308.1)
Accumulated other comprehensive loss	(194.7)	(181.1)

TOTAL STOCKHOLDERS’ EQUITY	273.8	220.5

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,592.1	$5,487.9

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

(unaudited)	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$61.3	$39.2
Depreciation	147.6	149.1
Amortization	6.9	6.4
Deferred income taxes	38.1	63.0
Contributions to the pension trust	(134.0)	(150.0)
Pension and other postretirement benefit expense in excess of payments	17.0	46.8
Curtailment charge	10.8	—
Working capital	(142.0)	(85.8)
Other	(10.2)	4.1

Net cash flows from operating activities	(4.5)	72.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	(52.2)	(132.9)
Proceeds from draw on restricted funds for emission control expenditures	8.0	29.1
Proceeds from sale of investments and property, plant and equipment	3.9	1.2
Restricted cash to collateralize letter of credit	(12.3)	—
Other	0.3	0.3

Net cash flows from investing activities	(52.3)	(102.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2.4	3.1
Purchase of treasury stock	(0.6)	(0.6)
Other	2.2	(1.4)

Net cash flows from financing activities	4.0	1.1

Net decrease in cash and cash equivalents	(52.8)	(28.4)

Cash and cash equivalents, beginning of period	519.6	377.1

Cash and cash equivalents, end of period	$466.8	$348.7

Supplemental disclosure of cash flow information:

Net cash paid during the period for:
Interest, net of capitalized interest	$60.6	$59.5
Income taxes	8.4	9.4
Supplemental disclosure of non-cash investing and financing activities:
Issuance of restricted common stock	$1.9	$4.7
Restricted investment of net proceeds for emission control expenditures	—	5.0

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in millions, except per share data)

1.	Basis of Presentation

In the opinion of the management of AK Steel Holding Corporation (“AK Holding”) and AK Steel Corporation (“AK Steel”, and together with AK Holding, the “Company”), the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2006 and the results of its operations for the three- and nine-month periods ended September 30, 2006 and 2005, and cash flows for the nine-month periods ended September 30, 2006 and 2005. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2005.

2.	Earnings Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Income (loss) for calculation of basic and diluted earnings per share:
Net income (loss)	$26.0	$(29.0)	$61.3	$39.2

Common shares outstanding (weighted average in millions):
Common shares outstanding for basic earnings per share	109.9	109.8	109.8	109.7
Effect of dilutive options	0.5	—	0.5	—
Effect of dilutive performance shares	0.1	—	0.1	—

Common shares outstanding for diluted earnings per share	110.5	109.8	110.4	109.7

Basic earnings per share:
Net income (loss) per share	$0.24	$(0.26)	$0.56	$0.36

Diluted earnings per share:
Net income (loss) per share	$0.23	$(0.26)	$0.55	$0.35

Potentially issuable common shares (in millions) excluded from earnings per share calculation due to anti-dilutive effect	0.4	3.4	0.4	2.1

3.	Inventories

Inventories are valued at the lower of cost or market. The cost of the majority of inventories is measured on the last in, first out (LIFO) method. Other inventories are measured principally at average cost.

	September 30, 2006	December 31, 2005
Finished and semi-finished	$984.1	$800.3
Raw materials	399.2	359.8

Total cost	1,383.3	1,160.1
Adjustment to state inventories at LIFO value	(446.9)	(351.7)

Net inventories	$936.4	$808.4

4.	Pension and other postretirement benefits

Net periodic benefit costs for pension and other postretirement benefits were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Pension Benefits

Service cost	$6.1	$7.2	$18.4	$21.6
Interest cost	52.4	53.0	157.2	158.6
Expected return on assets	(51.6)	(51.9)	(152.4)	(155.7)
Amortization of prior service cost	1.4	2.2	4.2	6.7
Amortization of loss	6.3	7.6	19.7	22.7
Curtailment loss	10.8	—	10.8	—

Net periodic benefit cost	$25.4	$18.1	$57.9	$53.9

Other Postretirement Benefits

Service cost	$3.9	$4.6	$14.9	$13.7
Interest cost	29.3	32.3	91.6	97.0
Amortization of prior service cost	(9.8)	(3.1)	(23.0)	(9.3)
Amortization of loss	3.6	3.8	10.9	11.3

Net periodic benefit cost	$27.0	$37.6	$94.4	$112.7

Net periodic benefit costs for Pension Benefits for the three and nine months ended September 30, 2006 were higher as a result of a non-cash curtailment charge of $10.8 related to the impact of the modified retiree pension benefits recently negotiated at the Company’s Zanesville (OH) and Butler (PA) Works. This increase was partially offset by lower costs resulting from a new labor agreement negotiated in September 2005 at the Company’s Ashland (KY) Works and by the benefits generated by the $134.0 in early contributions to the pension trust during 2006.

The decrease in Other Postretirement Benefits costs for the three and nine months ended September 30, 2006 was primarily the result of the new labor agreements negotiated at several of the Company’s plants, including shutdown units, for both active and retired employees.

The Company provides healthcare benefits to most of its employees and retirees. The total projected future postretirement benefit obligation of the Company with respect to payments for healthcare benefits is included in “Pension and other postretirement benefit obligations” in the Company’s condensed consolidated balance sheets. The net amount of the liability recognized by the Company, as of September 30, 2006, for future payment of such other postretirement benefit obligations was approximately $2.2 billion.

Accounting for retiree healthcare benefits requires the use of actuarial methods and assumptions, including assumptions about current employees’ future retirement dates, the anticipated mortality rate of retirees, anticipated future increases in healthcare costs and the obligation of the Company under past and future collective bargaining agreements with respect to healthcare benefits for retirees. Changing any of these assumptions could have a material impact on the calculation of the Company’s total obligation for future healthcare benefits. For example, the Company’s calculation of its future retiree healthcare benefit obligation as of the end of 2005 assumed that the Company would continue to provide the then-existing level of healthcare benefits to current and future retirees. A change in this assumption could have a material effect on the calculation of the Company’s total future retiree healthcare benefit obligation. This assumption could be incorrect as a result of one or more developments, as described below.

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

Certain of the developments described above already have occurred. Since September of 2005, the Company has negotiated changes to the nature and scope of its obligation to provide healthcare benefits to current and retired union-represented employees of its Butler Works, Zanesville Works, Ashland Works, the Walbridge (OH) facility of AK Tube and certain shutdown facilities of the Company affiliated with the USW. In addition, the Company announced on June 1, 2006 that it intended to act unilaterally to change the nature and scope of the healthcare benefit plans, effective October 1, 2006, of approximately 4,600 of its current retirees who formerly were hourly and salaried members of the Armco Employees Independent Federation (referred to herein as the “AEIF,” but following an NLRB election in July 2006, now the International Association of Machinists Local Lodge 1943.) The AEIF is the union at AK Steel’s Middletown (OH) Works, the Company’s largest plant. As described in more detail below, a federal district court judge has temporarily enjoined this unilateral action from proceeding. AK Steel is contesting that injunction. If AK Steel ultimately is allowed to proceed with the changes which it announced on June 1, 2006, it would require current retirees (the “AEIF Retirees”) who were represented by the AEIF while employed by the Company at Middletown Works and who previously paid no monthly healthcare premium to pay monthly healthcare premiums effective October 1, 2006. Those premiums would be adjusted annually thereafter. In addition, as of October 1, 2006, the vision, dental and Medicare Part B subsidy benefits of the current AEIF Retirees would be eliminated and the life insurance coverage of such retirees would be reduced. AEIF Retirees not eligible for Medicare would pay 10% of the monthly healthcare premium until 2008, and thereafter would also pay all increases in the monthly premium. Because the Company is self-insured, the monthly premium amount would be based on the actual costs that the Company incurs to provide retiree healthcare benefits. Medicare-eligible retirees would pay 50% of the monthly healthcare premium until 2008, and thereafter would also pay all increases in the monthly premium. In its announcement, AK Steel further stated that it would offer a modified healthcare plan for current AEIF Retirees which would provide both flexibility and cost-containment features for retirees under age 65 and those retirees age 65 and older who are eligible for Medicare. Medicare-eligible retirees would have an option of a traditional plan or a new Medicare Advantage Preferred Provider Organization (“MA-PPO”). The MA-PPO option would be offered to help minimize the impact on retirees of the costs associated with the changes to the AEIF Retiree healthcare benefit plans. Under these modified plans, if allowed to be implemented, retirees would be responsible for deductibles and co-pays for covered services. Most of the plans provide for maximum out-of-pocket cost protection for catastrophic illnesses.

Subsequent to the notice of the change to the AEIF Retiree healthcare benefit plans, the AEIF stated publicly that it would file a legal action against AK Steel challenging AK Steel’s right to modify the retiree’s healthcare benefits. In response to the AEIF’s statement, AK Steel filed a declaratory judgment action (the “AK Steel Action”) on June 9, 2006 in the United States District Court for the Southern District of Ohio, Case No. 3-06CV0171, asking the court to determine that AK Steel had the legal right to make the changes to retiree healthcare benefits set forth in its June 1, 2006 notice. On July 18, 2006, a group of nine former hourly and salaried members of the AEIF filed a separate purported class action (the “Retiree Action”) in the United States District Court for the Southern District of Ohio, Case No. 1-06CV0468, alleging that AK Steel did not have a right to make the changes to the AEIF retiree healthcare benefit plans set forth in AK Steel’s June 1, 2006 notice. The named plaintiffs in the Retiree Action seek injunctive relief (including an order retroactively rescinding the changes) and unspecified monetary relief for themselves and the other members of the putative class. On August 22, 2006, AK Steel elected to voluntarily dismiss the AK Steel Action without prejudice in light of the filing of the Retiree Action. On August 4, 2006, the plaintiffs in the Retiree Action filed a motion for a preliminary injunction seeking to prevent AK Steel from implementing the previously announced changes to healthcare benefits with respect to the AEIF Retirees who had been hourly employees. AK Steel opposed that motion, but on September 22, 2006 the trial court issued an order granting the motion. On that same day, AK Steel filed a notice of appeal to the United States Court of Appeals for the Sixth Circuit seeking a reversal of the decision to grant the preliminary injunction. To date, no discovery has been commenced in the Retiree Action. The trial in that action is scheduled to commence January 14, 2008. AK Steel intends to contest this matter vigorously.

The Company is unable to determine at this time the likely favorable impact that the changes and potential changes to the nature and/or scope of its obligations to provide retiree healthcare benefits may have on its total future healthcare benefit obligations. Any attempt to make such a calculation would involve significant assumptions and would be subject to substantial uncertainties. Those uncertainties would include (1) changes in the assumptions which underlie the calculation, such as changes in the assumptions about current employees’ future retirement dates, the anticipated mortality rate of retirees, and future increases in healthcare costs, (2) uncertainties as to the extent to which retirees will consent to changes to their healthcare benefits, or that the unions will agree to, or not take action to oppose, such changes in the course of negotiations of new collective bargaining agreements, and (3) uncertainties as to the outcome of the litigation that has been or might be initiated over this issue, including but not limited to the outcome of the Retiree Action described above.

Under its method of accounting for pension and other postretirement benefit plans, the Company recognizes into income (loss), as a fourth quarter adjustment, any unrecognized actuarial gains and losses that exceed 10% of the larger of projected benefit obligations or plan assets (the “corridor”). Based on current assumptions for prevailing interest rates and on other relevant assumptions made by the Company, the pre-tax effect of a 2006 fourth quarter non-cash pension and other postretirement benefits charge is currently estimated to be between $125.0 and $175.0. However, because factors influencing the determination of plan liabilities and expenses may change, the Company cannot yet determine with certainty the actual amount of these fourth quarter charges.

The Company has announced another earlier-than-required contribution to its pension trust in the fourth quarter of 2006 in the amount of $75.0. After taking that planned contribution into account, the Company currently estimates additional required contributions to its pension trust for 2007 and 2008 to be in the ranges of $175.0 – $200.0 and $200.0 – $250.0, respectively. The calculation of estimated future pension contributions requires the use of assumptions concerning future events. The most significant of these assumptions relate to future investment performance of the pension funds, actuarial data relating to plan participants and the benchmark interest rate used to discount future benefits to their present value. Because of the variability of factors underlying these assumptions, the reliability of estimated future pension contributions decreases as the length of time until the contributions must be made increases.

5.	Share-Based Compensation

AK Holding’s Stock Incentive Plan (the “SIP”) permits the granting of nonqualified stock options, restricted stock, and performance share awards to directors, officers and key management employees of the Company. These nonqualified option, restricted stock and performance share awards may be granted with respect to an aggregate maximum of 16 million shares through the period ending December 31, 2014. Option exercises are settled by issuance of new shares. The exercise price of each option may not be less than the fair market value of the Company’s common stock on the date of the grant. Under the terms of the SIP, fair market value is based upon the average of the highest and lowest sales prices for the Company’s common stock on the date of grant. Stock options awarded under the SIP have a maximum term of 10 years and typically vest at the rate of one-third per year over three years. With respect to restricted stock awards granted to date, generally 25% of the shares covered by a restricted stock award vest two years after the date of the award and an additional 25% vest on the third, fourth and fifth anniversaries of the date of the award. In 2005, however, the Board of Directors of the Company approved the grant of special stock awards to the executive officers and selected key managers relating to the Company’s performance which will vest ratably on the first, second, and third anniversaries of the grant. In addition, in October 2006, the Board of Directors approved a recommendation of the Board’s Compensation Committee to make the vesting period for restricted stock the same as the vesting period for stock options with respect to future equity grants. Accordingly, it is anticipated that future grants of restricted stock will vest at the rate of one-third per year over three years. The total number of performance shares issued under the SIP will be determined by the performance over a three-year period of the Company’s shares compared to a prescribed compounded annual growth rate and the Company’s total share return compared to that of Standard and Poor’s 400 Mid Cap Index.

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

The Company’s calculation of fair value of the options is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Expected life in years	2.76	2.76
Risk-free interest rate	5.02%	4.35%
Volatility	62.41%	60.06%
Dividend yield	0.00%	0.00%

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

A summary of stock option activity under the Company’s share-based compensation plans for the nine months ended September 30, 2006 is presented below:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2005	3,425,926	$13.02
Granted	227,600	$7.95
Exercised	(264,500)	$9.72
Forfeited or expired	(1,358,388)	$19.72

Outstanding at September 30, 2006	2,030,638	$8.54	6.5 yrs	$10.6

Options Exercisable at September 30, 2006	1,464,696	$9.72	5.8 yrs	$6.6

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2006 and 2005, was $3.28 and $7.04, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005, based upon the average market price during the period, was $0.8 and $0.6, respectively.

The following table summarizes information about stock options outstanding at September 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$ 2.74 to $ 5.49	876,998	7.2 yrs.	$3.72	559,668	$3.73
$ 5.50 to $ 8.23	422,226	8.1 yrs.	7.59	176,214	7.44
$ 8.24 to $ 10.98	180,484	4.6 yrs.	9.49	180,484	9.49
$ 10.99 to $ 13.90	284,600	6.7 yrs.	12.85	282,000	12.84
$ 13.91 to $ 19.21	141,666	2.7 yrs.	18.42	141,666	18.42
$ 19.22 to $ 27.44	124,664	2.1 yrs.	23.20	124,664	23.20

The Company made grants of 347,450 performance shares in 2006 and 207,278 performance shares in 2005. The performance periods for these grants end on December 31, 2008 and 2007, respectively.

The estimated pre-tax expense associated with share-based compensation for 2006 is $1.7, of which $0.4 and $1.3, respectively, were expensed in the three- and nine-month periods ended September 30, 2006. The share-based compensation expense resulted in a decrease in net income of $0.2 and $0.8, respectively, in the three- and nine-month periods ended September 30, 2006 and a reduction in diluted earnings per share of $0.01 per share for the three- and nine-month periods. The share-based compensation expense taken includes expense for both nonqualified stock options and performance shares granted from the SIP.

A summary of the activity associated with non-vested restricted stock awards under the SIP during the nine-month period ended September 30, 2006 is presented below:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2005	1,188,559	$9.01
Granted	251,862	8.39
Vested	(326,994)	9.17
Forfeited or expired	(23,995)	9.65

Outstanding at September 30, 2006	1,089,432	$8.80

Stock compensation expense related to restricted stock awards granted under the Company’s SIP was $2.2 ($1.4 after-tax) for the nine months ended September 30, 2006 and $2.3 ($1.4 after-tax) for the nine months ended September 30, 2005.

As of September 30, 2006, there were $5.1 of total unrecognized compensation costs related to non-vested share-based compensation awards granted under the SIP, which cost are expected to be recognized over a weighted average period of 2.7 years.

Prior to the adoption of SFAS No. 123R, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and the fair value method under SFAS No. 123, “Accounting for Stock-Based Compensation” to account for nonqualified stock options granted under the SIP. Accordingly, no compensation expense was recognized for stock options granted for periods prior to January 1, 2006. Had compensation expense for the Company’s stock option plans been determined based on the fair value method, the Company’s net income and basic and diluted income per share would have been adjusted as follows:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income (loss) as reported	$(29.0)	$39.2
Performance shares	0.1	0.1
Additional compensation cost based on fair value recognition, net of tax	0.8	1.3

Net income (loss) as adjusted	$(29.9)	$37.8

Common shares outstanding for basic earnings per share (weighted average in millions)	109.8	109.7

Common shares outstanding for diluted earnings per share as reported	109.8	110.4
Options excluded for dilutive earnings per share for share based compensation	(0.6)	(0.6)
Pro forma options dilutive for earnings per share for share based compensation	0.3	0.4

Common shares outstanding for diluted earnings per share for share based payments	109.5	110.2

Basic income (loss) per share as reported	$(0.26)	$0.36
Additional compensation cost based on fair value recognition per share	—	(0.02)

Basic income (loss) per share as adjusted	$(0.26)	$0.34

Diluted income (loss) per share as reported	$(0.26)	$0.35
Additional compensation cost based on fair value recognition per share	(0.01)	(0.01)

Diluted income (loss) per share as adjusted	$(0.27)	$0.34

6.	Long Term Debt

On June 17, 2004, the Company completed a $62.0 industrial bond offering issued through the Ohio Air Quality Development Authority. The bonds have a floating interest rate, 4.5% at September 30, 2006, and will mature on June 1, 2024. Proceeds from the offering were used to finance construction of emission control equipment for the Middletown Works’ blast furnace and basic oxygen furnaces. The equipment is necessary to comply with standards under the Clean Air Act which became effective in May 2006. The net proceeds of $61.7 from the bond offering were placed in a restricted fund and are drawn as the Company makes qualifying expenditures. In January 2005, the Company was granted a $5.0 loan with a current interest rate of .75% from the Ohio Department of Development, which also was used to finance a portion of the construction of the emission control equipment for the Middletown Works blast furnace and basic oxygen furnaces. These proceeds were also placed in a restricted fund and are drawn as the Company makes qualifying expenditures. Through 2005, a total of $54.9 had been drawn from the funds and $8.0 was drawn in the nine months of 2006. The remaining proceeds of $3.8 are included in the Company’s condensed consolidated balance sheets in Other Investments.

7.	Income Tax Provision

Income taxes recorded through September 30, 2006 have been estimated based on year-to-date income and projected results for the full year. Several states enacted new tax legislation in 2005 and 2006 which had the effect of requiring the Company to recognize, as part of its income tax provision, pursuant to SFAS No.109 “Accounting for Income Taxes,” non-cash tax charges for the reduction in value of the Company’s deferred tax assets due to the lower effective state income tax rates established by the new legislation. In the third quarter of 2006, the Company recognized non-cash tax charges of $3.0 primarily associated with new tax legislation that was enacted in Pennsylvania in July 2006. For the nine months ended September 30, 2006, the Company has incurred state tax charges totaling $5.7 associated with state tax law changes made in 2006 in Indiana, Pennsylvania and Texas. During 2005, new tax legislation was enacted in Kentucky, Georgia, New York and Ohio. As a result of that legislation, the Company recognized $32.6 in the nine months ended September 30, 2005 as part of its income tax provision for the reduction in value of the Company’s deferred tax assets resulting from lower effective state income tax rates.

8.	Comprehensive Income (Loss)

Comprehensive income (loss), net of tax, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income (loss)	$26.0	$(29.0)	$61.3	$39.2
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	0.1	(0.6)	1.9	(1.6)
Derivative instrument hedges, mark to market:
Gains (losses) arising in period	(6.3)	19.8	(44.5)	20.6
Reclass of losses (gains) included in net income	8.4	(0.9)	28.9	0.3

Comprehensive income (loss)	$28.2	$(10.7)	$47.6	$58.5

A 38% deferred tax rate is applied to derivative instrument hedges and unrealized gains and losses.

Accumulated other comprehensive loss is as follows:

	September 30, 2006	December 31, 2005
Foreign currency translation	$2.7	$0.8
Derivative instrument hedges	(14.4)	1.2
Unrealized gains (losses)	0.1	—
Minimum pension liability	(183.1)	(183.1)

Accumulated other comprehensive loss	$(194.7)	$(181.1)

9.	Environmental and Legal Contingencies

Environmental Contingencies: AK Steel and its predecessors have been conducting steel manufacturing and related operations for more than 106 years. Although their operating practices are believed to have been consistent with prevailing industry standards during this time, hazardous materials may have been released in the past at one or more operating sites, including sites that are no longer owned by AK Steel. Potential remediation expenditures have been estimated for those sites where future remediation efforts are probable based on identified conditions, regulatory requirements or contractual obligations arising from the sale of a business or facility. At September 30, 2006, the Company had recorded $12.1 in current accrued liabilities and $38.1 in non-current other liabilities on its consolidated balance sheets for estimated probable costs relating to environmental matters. In general, the material components of these accruals include the costs associated with investigations, delineations, risk assessments, remedial work, governmental response and oversight costs, site monitoring, and preparation of reports to the appropriate environmental agencies. The ultimate costs to AK Steel with respect to each site cannot be predicted with certainty because of the evolving nature of the investigation and remediation process. Rather, to develop the estimates of the probable costs, AK Steel must make certain assumptions. The most significant of these assumptions relate to the nature and scope of the work which will be necessary to investigate and remediate a particular site and the cost of that work. Other significant assumptions include the cleanup technology which will be used, whether and to what extent any other parties will participate in paying the investigation and remediation costs, reimbursement of governmental agency past response and future oversight costs, and the reaction of the governing environmental agencies to the proposed work plans submitted by AK Steel. Costs of future expenditures are not discounted to their present value. The Company does not believe that there is a reasonable possibility that a loss or losses exceeding the amounts accrued will be incurred in connection with the environmental matters discussed below that would, either individually or in the aggregate, have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows. However, since amounts recognized in the financial statements in accordance with accounting principles generally accepted in the United States exclude costs that are not probable or that may not be currently estimable, the ultimate costs of these environmental proceedings may be higher than those currently recorded in the Company’s consolidated financial statements.

As previously reported, the United States Environmental Protection Agency (“EPA”) published its final “MACT” (maximum achievable control technology) rules for integrated iron and steel manufacturing facilities in the Federal Register on May 20, 2003. Pursuant to these rules, any existing affected source was required to have pollution control equipment necessary to comply with the MACT rules installed and operating by May 22, 2006. The blast furnace and basic oxygen furnaces at the Company’s Middletown Works are affected sources subject to the new MACT rules. The Company timely completed the installation and startup of operation of the necessary pollution control equipment to achieve such compliance. The Company completed the first phase of this project in May 2005 at its blast furnace and the second phase in April 2006 at its basic oxygen furnaces. The three-year capital cost (2004-2006) of such compliance has been approximately $65.0.

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

Under authority conferred by the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the EPA and state environmental authorities have conducted site investigations at certain of AK Steel’s facilities and other third-party facilities, portions of which previously may have been used for disposal of materials that are currently subject to regulation. The results of these investigations are still pending, and AK Steel could be directed to expend funds for remedial activities at the former disposal areas. Because of the uncertain status of these investigations, however, management cannot predict whether or when such expenditures might be required, their magnitude or the time frame during which these potential costs would be incurred.

As previously reported, on July 27, 2001, AK Steel received a Special Notice Letter from the EPA requesting that AK Steel agree to conduct a Remedial Investigation/Feasibility Study (“RI/FS”) and enter into an administrative order on consent pursuant to Section 122 of CERCLA regarding the former Hamilton Plant located in New Miami, OH. The Hamilton Plant is no longer an operating steel mill, having ceased operations in 1990, and all of its former structures have been demolished and removed. Although the Company did not believe that a site-wide RI/FS was necessary or appropriate, in April 2002, AK Steel entered into a mutually agreed-upon administrative order on consent to perform such an investigation and study of the Hamilton Plant site. AK Steel currently has accrued $0.35 for the remaining cost of the study at the Hamilton Plant. The study is underway and is projected to be completed this year. Until the site-wide RI/FS is completed, AK Steel cannot reliably estimate the additional costs, if any, associated with any potentially required remediation of the site or the time frame during which these potential costs would be incurred.

On October 9, 2002, AK Steel received an order from the EPA under Section 3013 of RCRA requiring it to develop a plan for investigation of several areas of the Zanesville Works that allegedly could be sources of contamination. A site investigation began in early 2003 and is continuing. AK Steel cannot reliably estimate at this time how long it will take to complete this site investigation. AK Steel currently has accrued $0.5 for the projected cost of the study at Zanesville Works. Until the site investigation is completed, AK Steel cannot reliably estimate the additional costs, if any, associated with any potentially required remediation of the site or the time frame during which these potential costs would be incurred.

On September 30, 1998, AK Steel received an order from the EPA under Section 3013 of RCRA requiring it to develop a plan for investigation of eight areas of the Mansfield (OH) Works that allegedly could be sources of contamination. A site investigation began in November 2000 and is continuing. AK Steel cannot reliably estimate at this time how long it will take to complete this site investigation. AK Steel currently has accrued $2.1 for the projected cost of the study at the Mansfield Works. Until the site investigation is completed, AK Steel cannot reliably estimate the additional costs, if any, associated with any potentially required remediation of the site or the time frame during which these potential costs would be incurred.

On November 26, 2004, Ohio EPA issued a Notice of Violation for alleged waste violations associated with an acid leak at AK Steel’s Coshocton Plant. The Company is investigating this claim and is working with Ohio EPA to attempt to resolve it. AK Steel believes it will reach a settlement in this matter that will not have a material financial impact on AK Steel, but cannot be certain that that will occur and, if it does occur, cannot reliably estimate at this time how long it will take to reach such a settlement or what its terms might be. AK Steel will vigorously contest any claims which cannot be resolved through settlement discussions. Until either it has reached a settlement with Ohio EPA or the claims which are the subject of the Notice of Violation otherwise are resolved, AK Steel cannot reliably estimate the costs, if any, associated with any potentially required remediation of the site or the time frame during which these potential costs would be incurred.

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

As previously reported, on June 29, 2000, the United States filed a complaint on behalf of the EPA against AK Steel in the U.S. District Court for the Southern District of Ohio (the “Court”), Case No. C-1-00530, for alleged violations of the Clean Air Act, the Clean Water Act and the RCRA at the Middletown Works. Subsequently, the State of Ohio, the Sierra Club and the National Resources Defense Council intervened. On April 3, 2006, a proposed Consent Decree in Partial Resolution of Pending Claims (the “Consent Decree”), executed by all parties, was lodged with the Court. After a 30-day notice period, the Consent Decree was entered by the Court on May 15, 2006. Under the Consent Decree, the Company will implement certain RCRA corrective action interim measures to address polychlorinated biphenyls (“PCBs”) in sediments and soils relating to Dicks Creek and certain other specified surface waters, adjacent floodplain areas, and other previously identified geographic areas. The Company also will undertake a comprehensive RCRA facility investigation at its Middletown Works and, as appropriate, complete a corrective measures study. Under the Consent Decree, the Company paid a civil penalty of $0.46 and will perform a supplemental environmental project that will remove ozone-depleting refrigerants from certain equipment at a cost of not less than $0.75. The Company anticipates that the cost of the remaining work required under the Consent Decree will be approximately $13.5, consisting of approximately $3.1 in capital investments and $10.4 in expenses. The Company has accrued the $10.4 for anticipated expenses associated with this project. The Company does not believe that there is a reasonable possibility that the actual cost of the work required under the Consent Decree will materially exceed the amount accrued and cannot reliably estimate at this time the timeframe during which the accrued or potential additional costs would be incurred.

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

As previously reported, on January 13, 2004, AK Steel notified the Armco Employees Independent Federation (referred to herein as the “AEIF,” but following an NLRB election in July 2006, now the International Association of Machinists Local Lodge 1943), the union representing hourly employees at its Middletown Works, that it was suspending the minimum base force guarantee of 3,114 employees contained in the parties’ collective bargaining agreement pursuant to authority granted in that agreement. Subsequently, the union filed a grievance contesting the right of AK Steel to take such action. On July 1, 2004, the arbitrator upheld, subject to certain limitations, the right of AK Steel to suspend the minimum base force guarantee through at least May 10, 2005. The arbitrator further held that the union subsequently could seek a new hearing to determine whether the base force should continue to be suspended after that date. The union did seek such a hearing and on July 1, 2005, the arbitrator issued a ruling (the “July 1, 2005 Award”) which formally ended the base force suspension and required AK Steel to recall certain laid-off employees, but did not require AK Steel to hire new employees to return to the base force number of 3,114.

More specifically, the arbitrator’s ruling required AK Steel to offer to recall 108 laid-off employees to raise the total Middletown Works hourly workforce to a level of 2,761, subject to attrition, by September 30, 2005. AK Steel has complied with this portion of the July 1, 2005 Award. Of the 108 employees offered recall, 71 returned to work. In lieu of hiring new, additional employees to return the hourly workforce to the 3,114 base force level, the July 1, 2005 Award allows AK Steel to elect to make payments into a fund. The fund would be used for two purposes. The first purpose would be to establish a voluntary employees’ beneficiary association (“VEBA”) that would be used under certain circumstances after August 1, 2007 to pay for out-of-pocket medical expenses for Middletown Works retirees and/or for then active Middletown Works bargaining unit employees. The second would be for use by a committee established under the collective bargaining agreement to facilitate returning to the AEIF bargaining unit work that had been contracted out to third parties. The amount of the payments to be made into this fund was determined by the arbitrator in a decision issued October 7, 2005. That decision provided that, in the event AK Steel does not hire any new employees to reduce the current shortfall from the minimum base force number, the amount of the payment into the “in lieu of” fund would be approximately $0.5 per week until the expiration of the parties’ current collective bargaining agreement on February 28, 2006. The amount of that payment would be reduced to the extent that AK Steel hired to reduce the current shortfall. The decision further noted that laid off employees are counted for purposes of determining the minimum base force number, such that AK Steel could avoid making payments into the so-called “in lieu of” fund by hiring to meet the minimum base force number of 3,114, and then laying off any of these recently-hired employees whose active employment is not needed at the Middletown Works. On September 29, 2005, the AEIF filed an action against AK Steel in the United States District Court for the Southern District of Ohio, Case No. 1:05-CV-639, in which the AEIF seeks to vacate that portion of the July 1, 2005 Award which authorizes AK Steel to make payments into a fund in lieu of hiring to return to the minimum base force number of 3,114. On November 2, 2005, AK Steel answered the complaint and filed counterclaims seeking to vacate certain aspects of the July 1, 2005 Award, including the portion which addresses payments into a fund in lieu of hiring to return to the minimum base force number of 3,114, and for other appropriate relief. On June 2, 2006, the parties filed cross motions for summary judgment. Those motions remain pending. If the parties’ claims are not resolved through these cross motions, trial is scheduled to commence February 12, 2007. AK Steel intends to contest this matter vigorously, including the requirement that AK Steel hire to return to a minimum base force number of 3,114 or alternatively make payments into a fund in lieu of such hiring to reach that number. While the matter is being contested, AK Steel is not paying or accruing these payments. The AEIF and AK Steel also may address the issues which are the subject of the pending litigation during the negotiations for a new collective bargaining agreement to replace the existing agreement which expired on February 28, 2006.

On June 1, 2006, AK Steel notified approximately 4,600 of its current retirees who formerly were hourly and salaried members of the AEIF that AK Steel was terminating their existing healthcare insurance benefits plan and implementing a new plan more consistent with current steel industry practices which would require the retirees to contribute to the cost of their healthcare benefits, effective October 1, 2006. Subsequent to that notice, the AEIF stated publicly that it would file a legal action against AK Steel challenging AK Steel’s right to modify the retirees’ healthcare benefits. In response to the AEIF’s statement, AK Steel filed a declaratory judgment action (the “AK Steel Action”) on June 9, 2006, in the United States District Court for the Southern District of Ohio, Case No. 3-06CV0171, asking the court to determine that AK Steel had the legal right to make the changes to retiree healthcare benefits which were the subject of its June 1, 2006 notice. On July 18, 2006, a group of nine former hourly and salaried members of the AEIF filed a separate purported class action (the “Retiree Action”) in the United States District Court for the Southern District of Ohio, Case No. 1-06CV0468, alleging that AK Steel did not have a right to make changes to their healthcare benefits. The named plaintiffs in the Retiree Action seek injunctive relief (including an order retroactively rescinding the changes) and unspecified monetary relief for themselves and the other members of the putative class. On August 22, 2006, AK Steel elected to voluntarily dismiss the AK Steel Action without prejudice in light of the filing of the Retiree Action. On August 4, 2006, the plaintiffs in the Retiree Action filed a motion for a preliminary injunction seeking to prevent AK Steel from implementing the previously announced changes to healthcare benefits with respect to the AEIF-represented hourly employees.

AK Steel opposed that motion, but on September 22, 2006 the trial court issued an order granting the motion. On that same day, AK Steel filed a notice of appeal to the United States Court of Appeals for the Sixth Circuit seeking a reversal of the decision to grant the preliminary injunction. To date no discovery has been commenced in the Retiree action. The trial in that action is scheduled to commence January 14, 2008. AK Steel intends to contest this matter vigorously.

10.	New Accounting Pronouncements

In October 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158 entitled, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This Statement requires companies to fully recognize an asset or liability for the overfunded or underfunded status of their benefit plans in financial statements for years ending after December 15, 2006. The pension asset or liability equals the difference between the fair value of the plan’s assets and its benefit obligation. The Company has performed a preliminary analysis of the impact of the adoption of SFAS No. 158 on its financial position and results of operations and believes that, based on current assumptions, the adoption will result in a reduction of the Company’s pension and other postretirement benefit obligations in the range of $200.0 – $250.0.

In September 2006, the FASB issued SFAS No. 157 entitled “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements in accounting pronouncements where fair value is the relevant measurement attribute. However, for some entities, the application of this statement will change current practice for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS No. 157 on its definition and measurement of fair value and disclosure requirements.

In September 2006, the SEC issued Staff Accounting Bulletin 108 (“SAB 108”) which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company has determined that there are no issues with respect to guidance in SAB 108 that would require a change in the presentation of its financial statements or disclosure requirements.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” This interpretation establishes a “more-likely-than-not” recognition threshold that must be met before a tax benefit can be recognized in the financial statements. FIN 48 also offers guidelines to determine how much of a tax benefit to recognize in the financial statements. Under FIN 48, the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the taxing authority should be recognized. The provisions of FIN 48 become effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of the adoption of FIN 48 on its financial position and results of operations.

In December 2004, the FASB issued SFAS No. 123R entitled, “Share Based Payment.” SFAS No. 123R sets accounting requirements for “share-based” compensation to employees and requires companies to recognize in their income statement the grant-date fair value of the stock options and other equity-based compensation. The Company adopted SFAS No. 123R effective January 1, 2006. For periods prior to the effective date of SFAS No. 123R, the Company discloses the effect on net income (loss) and earnings (loss) per share under the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” in the notes to the consolidated financial statements. The estimated expense associated with share-based payments for 2006 is $1.7, of which $0.4 and $1.3, respectively, was expensed in the three- and nine-month period ending September 30, 2006. This includes expense for nonqualified stock options and performance shares granted from the Stock Incentive Plan (see footnote 5). The Company uses the Black-Scholes valuation model to determine the value of the awards.

11.	Reclassifications

Certain amounts in prior year financial statements have been reclassified for comparative purposes to conform to the 2006 presentation.

12.	Supplemental Guarantor Information

AK Holding, along with AK Tube, LLC and AKS Investments Inc. (the “Guarantor Subsidiaries”) fully and unconditionally, jointly and severally guarantee the payment of interest, principal and premium, if any, on AK Steel’s 7-7/8% Senior Notes Due 2009 and 7 3/4% Senior Notes Due 2012. AK Tube is owned 100% by AKS Investments Inc. and AKS Investments Inc. is 100% owned by AK Steel. AK Steel is 100% owned by AK Holding. The Company has determined that full financial statements and other disclosures concerning AK Holding and the Guarantor Subsidiaries would not be material to investors and, accordingly, those financial statements are not presented. The following supplemental condensed consolidating financial statements present information about AK Holding, AK Steel, the Guarantor Subsidiaries and the Other Subsidiaries. The Other Subsidiaries are not guarantors of the above notes. The presentation of the supplemental guarantor information has been modified to reflect all investments in subsidiaries under the equity method. Net income (loss) of the subsidiaries accounted for under the equity method is therefore reflected in their parents’ investment accounts. The principle elimination entries eliminate investments in subsidiaries and inter-company balances and transactions. The changes in presentation did not affect the Company’s consolidated financial position or consolidated results of operations.

Condensed Statements of Operations

For the Three Months Ended September 30, 2006

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$1,474.3	$55.9	$81.7	$(58.3)	$1,553.6

Cost of products sold	—	1,314.3	48.8	46.2	(21.0)	1,388.3
Selling and administrative expenses	0.3	55.8	3.2	3.1	(11.7)	50.7
Depreciation	—	46.8	1.7	0.2	—	48.7
Curtailment charge	—	10.8	—	—	—	10.8

Total operating costs	0.3	1,427.7	53.7	49.5	(32.7)	1,498.5

Operating profit (loss)	(0.3)	46.6	2.2	32.2	(25.6)	55.1
Interest expense	—	21.9	—	1.6	(1.1)	22.4
Other income (expense)	—	(18.2)	2.0	9.9	11.3	5.0

Income (loss) before income taxes	(0.3)	6.5	4.2	40.5	(13.2)	37.7

Income tax provision	—	10.9	—	0.8	—	11.7

Equity in net income of subsidiaries	26.3	30.7	—	—	(57.0)	—

Net income (loss)	$26.0	$26.3	$4.2	$39.7	$(70.2)	$26.0

Condensed Statements of Operations
For the Three Months Ended September 30, 2005
	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$1,307.3	$56.8	$82.6	$(53.4)	$1,393.3

Cost of products sold	—	1,227.5	49.0	50.2	(9.0)	1,317.7
Selling and administrative expenses	0.5	56.4	2.4	3.2	(10.6)	51.9
Depreciation	—	47.4	1.6	0.2	—	49.2

Total operating costs	0.5	1,331.3	53.0	53.6	(19.6)	1,418.8

Operating profit (loss)	(0.5)	(24.0)	3.8	29.0	(33.8)	(25.5)
Interest expense (income)	—	20.4	—	2.0	(1.5)	20.9
Other income (expense)	—	(16.0)	3.2	8.3	6.0	1.5

Income (loss) before income taxes	(0.5)	(60.4)	7.0	35.3	(26.3)	(44.9)

Income tax provision (benefit)	—	(17.3)	—	1.4	—	(15.9)

Equity in net income of subsidiaries	(28.5)	14.6	—	—	13.9	—

Net income (loss)	$(29.0)	$(28.5)	$7.0	$33.9	$(12.4)	$(29.0)

Condensed Statements of Operations

For the Nine Months Ended September 30, 2006

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$4,213.3	$180.7	$263.5	$(170.7)	$4,486.8

Cost of products sold	0.1	3,783.7	157.4	161.1	(76.7)	4,025.6
Selling and administrative expenses	1.6	169.0	8.8	9.6	(33.7)	155.3
Depreciation	—	141.9	5.2	0.5	—	147.6
Curtailment charge	—	10.8	—	—	—	10.8

Total operating costs	1.7	4,105.4	171.4	171.2	(110.4)	4,339.3

Operating profit (loss)	(1.7)	107.9	9.3	92.3	(60.3)	147.5
Interest expense (income)	—	65.2	—	2.6	(1.3)	66.5
Other income (expense)	—	(55.7)	2.0	24.6	43.7	14.6

Income (loss) before income taxes	(1.7)	(13.0)	11.3	114.3	(15.3)	95.6

Income tax provision	—	31.8	—	2.5	—	34.3

Equity in net income of subsidiaries	63.0	107.8	—	—	(170.8)	—

Net income (loss)	$61.3	$63.0	$11.3	$111.8	$(186.1)	$61.3

Condensed Statements of Operations

For the Nine Months Ended September 30, 2005

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$4,005.7	$183.8	$243.5	$(162.6)	$4,270.4

Cost of products sold	0.1	3,549.1	157.2	147.7	(51.4)	3,802.7
Selling and administrative expenses	1.8	168.3	7.7	10.9	(32.4)	156.3
Depreciation	—	143.5	5.0	0.6	—	149.1

Total operating costs	1.9	3,860.9	169.9	159.2	(83.8)	4,108.1

Operating profit (loss)	(1.9)	144.8	13.9	84.3	(78.8)	162.3
Interest expense (income)	—	63.2	—	6.8	(5.0)	65.0
Other income (expense)	—	(44.6)	3.2	20.1	29.6	8.3

Income (loss) before income taxes	(1.9)	37.0	17.1	97.6	(44.2)	105.6

Income tax provision	—	61.8	—	4.6	—	66.4

Equity in net income of subsidiaries	41.1	65.9	—	—	(107.0)	—

Net income (loss)	$39.2	$41.1	$17.1	$93.0	$(151.2)	$39.2

Condensed Balance Sheets

As of September 30, 2006

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$457.2	$—	$9.6	$—	$466.8
Accounts receivable, net	—	33.5	30.8	648.3	(1.6)	711.0
Inventories, net	—	895.0	19.7	38.8	(17.1)	936.4
Deferred tax asset	—	343.3	—	—	—	343.3
Other current assets	0.2	33.9	0.1	0.5	—	34.7

Total Current Assets	0.2	1,762.9	50.6	697.2	(18.7)	2,492.2

Property, Plant and Equipment	—	4,920.4	82.6	12.0	—	5,015.0
Less accumulated depreciation	—	(2,820.9)	(26.7)	(8.4)	—	(2,856.0)

Property, plant and equipment, net	—	2,099.5	55.9	3.6	—	2,159.0

Other Assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	—	55.6
Investment in affiliates	63.2	(164.5)	67.6	776.1	(742.4)	—
Inter-company accounts	919.2	(480.4)	(67.0)	(371.2)	(0.6)	—
Other investments	—	24.0	—	45.0	—	69.0
Goodwill	—	—	32.8	4.3	—	37.1
Other intangible assets	—	39.6	0.4	—	—	40.0
Deferred tax asset	—	710.0	—	—	—	710.0
Other assets	—	27.0	—	2.2	—	29.2

TOTAL ASSETS	$982.6	$4,018.1	$195.9	$1,157.2	$(761.7)	$5,592.1

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$564.1	$8.3	$11.8	$(1.6)	$582.6
Accrued liabilities	—	237.5	3.1	5.2	—	245.8
Pension and other postretirement benefit obligations	—	340.9	—	—	—	340.9

Total Current Liabilities	—	1,142.5	11.4	17.0	(1.6)	1,169.3

Non-current Liabilities:
Long-term debt	—	1,115.1	—	—	—	1,115.1
Pension and other postretirement benefit obligations	—	2,904.6	1.0	—	—	2,905.6
Other liabilities	—	122.9	—	2.8	2.6	128.3

Total Non-current Liabilities	—	4,142.6	1.0	2.8	2.6	4,149.0

TOTAL LIABILITIES	—	5,285.1	12.4	19.8	1.0	5,318.3

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	982.6	(1,267.0)	183.5	1,137.4	(762.7)	273.8

TOTAL LIABILITIES AND EQUITY	$982.6	$4,018.1	$195.9	$1,157.2	$(761.7)	$5,592.1

Condensed Balance Sheets

As of December 31, 2005

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$514.8	$—	$4.8	$—	$519.6
Accounts receivable, net	—	25.4	25.3	520.8	(1.5)	570.0
Inventories, net	—	761.7	16.8	32.8	(2.9)	808.4
Deferred tax asset	—	328.7	—	0.3	—	329.0
Other current assets	0.2	18.7	0.1	0.4	—	19.4

Total Current Assets	0.2	1,649.3	42.2	559.1	(4.4)	2,246.4

Property, Plant and Equipment	—	4,899.3	74.9	11.4	—	4,985.6
Less accumulated depreciation	—	(2,698.5)	(21.5)	(8.1)	—	(2,728.1)

Property, plant and equipment, net	—	2,200.8	53.4	3.3	—	2,257.5

Other Assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	—	55.6
Investment in affiliates	0.4	(120.5)	67.5	718.8	(666.2)	—
Inter-company accounts	915.2	(547.3)	(65.4)	(288.0)	(14.5)	—
Other investments	—	20.1	—	42.3	—	62.4
Goodwill	—	—	32.9	4.2	—	37.1
Other intangible assets	—	39.5	0.7	—	—	40.2
Deferred tax asset	—	752.5	—	—	—	752.5
Other assets	—	32.6	—	3.6	—	36.2

TOTAL ASSETS	$915.8	$4,027.0	$186.9	$1,043.3	$(685.1)	$5,487.9

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$435.6	$8.4	$7.5	$(1.5)	$450.0
Accrued liabilities	—	207.2	3.3	5.9	—	216.4
Pension and other postretirement benefit obligations	—	237.0	—	—	—	237.0

Total Current Liabilities	—	879.8	11.7	13.4	(1.5)	903.4

Non-current Liabilities:
Long-term debt	—	1,114.9	—	—	—	1,114.9
Pension and other postretirement benefit obligations	—	3,114.7	0.9	—	—	3,115.6
Other liabilities	—	128.5	—	2.5	2.5	133.5

Total Non-current Liabilities	—	4,358.1	0.9	2.5	2.5	4,364.0

TOTAL LIABILITIES	—	5,237.9	12.6	15.9	1.0	5,267.4

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	915.8	(1,210.9)	174.3	1,027.4	(686.1)	220.5

TOTAL LIABILITIES AND EQUITY	$915.8	$4,027.0	$186.9	$1,043.3	$(685.1)	$5,487.9

Condensed Statements of Cash Flows

For the Nine Months Ended September 30, 2006

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
Net cash flow from operating activities	$(1.5)	$8.7	$8.5	$(19.2)	$(1.0)	$(4.5)

Cash flows from investing activities:
Capital investments	—	(43.8)	(8.0)	(0.4)	—	(52.2)
Restricted cash to collateralize letter of credit	—	(12.3)	—	—	—	(12.3)
Proceeds from draw on restricted funds for emission control expenditures	—	8.0	—	—	—	8.0
Proceeds from sale of investments and property, plant and equipment	—	3.9	—	—	—	3.9
Other	—	0.3	—	—	—	0.3

Net cash flow from investing activities	—	(43.9)	(8.0)	(0.4)	—	(52.3)
Cash flows from financing activities:
Proceeds from exercise of stock options	2.5	(0.1)	—	—	—	2.4
Purchase of treasury stock	(0.6)	—	—	—	—	(0.6)
Inter-company activity	(0.4)	(22.6)	(0.5)	22.5	1.0	—
Other	—	0.3	—	1.9	—	2.2

Net cash flow from financing activities	1.5	(22.4)	(0.5)	24.4	1.0	4.0

Net increase (decrease)	—	(57.6)	—	4.8	—	(52.8)

Cash and equivalents, beginning of period	—	514.8	—	4.8	—	519.6

Cash and equivalents, end of period	$—	$457.2	$—	$9.6	$—	$466.8

Condensed Statements of Cash Flows For the Nine Months Ended September 30, 2005
	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
Net cash flow from operating activities	$(1.8)	$68.5	$21.3	$33.0	$(48.2)	$72.8

Cash flows from investing activities:
Capital investments	—	(131.2)	(1.4)	(0.3)	—	(132.9)
Proceeds from draw on restricted funds for emission control expenditures	—	29.1	—	—	—	29.1
Proceeds from sale of investments and property, plant and equipment	—	1.2	—	—	—	1.2
Other	—	(1.1)	—	1.4	—	0.3

Net cash flow from investing activities	—	(102.0)	(1.4)	1.1	—	(102.3)

Cash flows from financing activities:
Proceeds from exercise of stock options	3.1	—	—	—	—	3.1
Purchase of treasury stock	(0.6)	—	—	—	—	(0.6)
Payment of common stock dividend	—	—	(3.3)	(4.3)	7.6	—
Inter-company activity	(0.7)	12.4	(16.6)	(35.7)	40.6	—
Other	—	0.2	—	(1.6)	—	(1.4)

Net cash flow from financing activities	1.8	12.6	(19.9)	(41.6)	48.2	1.1

Net decrease	—	(20.9)	—	(7.5)	—	(28.4)

Cash and equivalents, beginning of period	—	359.9	—	17.2	—	377.1

Cash and equivalents, end of period	$—	$339.0	$—	$9.7	$—	$348.7

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

Steel shipments for the three months ended September 30, 2006 and 2005 were 1,522,600 tons and 1,687,000 tons, respectively. Shipments for the nine months ended September 30, 2006 and 2005 were 4,648,500 tons and 4,818,000 tons, respectively. For the three-month period ended September 30, 2006, value-added products comprised 80.3% of total shipments compared to 81.9% for the three-month period ended September 30, 2005. For the nine-month period ended September 30, 2006, value-added products comprised 81.8% of total shipments, compared to 85.9% for the nine-month period ended September 30, 2005. For the three-month period ended September 30, 2006, the decrease in both tonnage and in the percentage of value-added products is primarily the result of a reduction in the shipment of cold rolled and electrogalvanized coated steel. For the nine-month period ended September 30, 2006, the decrease in the percentage of value-added products is primarily the result of two factors: (1) the reduction in cold rolled and electrogalvanized coated shipments during that period, and (2) an increase during the first half of the year in hot-rolled carbon shipments. The increase in carbon shipments was a result of the strong demand for such products at that time and was facilitated by an increase in the production of carbon products at the Company’s Butler (PA) Works. The reduction in shipments of electrogalvanized steel was primarily the result of reduced market demand for this product as customers are switching to alternative coated products along with a slight decline in automotive market demand. This reduction also reflects the decision made in the fourth quarter of 2005 by AK-ISG Steel Coating Company, a joint venture in which the Company previously held an equity interest, to indefinitely idle its electrogalvanizing line effective March 31, 2006. The following presents net shipments by product line:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(tons in thousands)	2006		2005		2006		2005
Stainless/electrical	271.0	17.8%	240.2	14.2%	806.2	17.3%	755.2	15.7%
Coated	658.8	43.3%	778.7	46.2%	2,106.7	45.3%	2,363.4	49.1%
Cold rolled	254.1	16.7%	320.9	19.0%	756.6	16.3%	885.6	18.4%
Tubular	39.0	2.5%	42.6	2.5%	132.6	2.9%	133.2	2.7%

Subtotal value-added shipments	1,222.9	80.3%	1,382.4	81.9%	3,802.1	81.8%	4,137.4	85.9%

Hot rolled	218.5	14.4%	249.7	14.8%	644.0	13.9%	496.6	10.3%
Secondary	81.2	5.3%	54.9	3.3%	202.4	4.3%	184.0	3.8%

Subtotal non value-added shipments	299.7	19.7%	304.6	18.1%	846.4	18.2%	680.6	14.1%

Total shipments	1,522.6	100.0%	1,687.0	100.0%	4,648.5	100.0%	4,818.0	100.0%

For the three months ended September 30, 2006, net sales were a quarterly record of $1,553.6, reflecting a 12% increase from the $1,393.3 reported for the corresponding period in 2005. Net sales during the first nine months of 2006 and 2005 were $4,486.8 and $4,270.4, respectively. The Company’s average steel selling price in the third quarter of 2006 was $1,020 per ton, a 24% increase over the average price of $825 per ton in the third quarter of 2005 and a 9% increase over the average price of $936 per ton in the second quarter of 2006. The Company’s average steel selling price increased from $886 per ton for the first nine months of 2005 to $965 per ton for the first nine months of 2006. The increase in net sales revenue and higher average selling prices for the three- and nine-month periods ended September 30, 2006, versus the comparable periods in 2005, was principally the result of higher contract sales prices under new and renegotiated sales agreements with a substantial majority of the Company’s contract customers, higher stainless and electrical steel shipments, and increases in surcharges associated with higher raw material and energy costs.

Selling and administrative expenses for the three and nine months ended September 30, 2006 of $50.7 and $155.3, respectively, were slightly lower than the corresponding amounts for 2005 of $51.9 and $156.3, respectively. Depreciation expense of $48.7 and $147.6, respectively, for the three and nine months ended September 30, 2006 was less than the depreciation expense for the corresponding periods of 2005 of $49.2 and $149.1, respectively, due to older Company assets that have become fully depreciated and lower capital spending in recent years. Also included in the Company’s results for the three and nine months ended September 30, 2006 is a pre-tax non-cash curtailment charge of $10.8 related to the impact of the modified retiree health care benefits recently negotiated at the Company’s Zanesville (OH) and Butler Works.

The Company recorded operating profit in the three months ended September 30, 2006 of $55.1 compared to an operating loss of $25.5 in the corresponding period of 2005. This improvement was primarily the result of increases in contract and spot market sales prices, partially offset by increases in the costs of raw materials, including carbon scrap, ore, coal and coating metals, and energy costs. The increase in costs also resulted in a LIFO charge of $63.9 in the three months ended September 30, 2006 compared to $36.9 in the same period for 2005. During the three months ended September 30, 2006, the Company incurred approximately $13.0 of higher costs associated with training and overtime along with recognition of fixed costs related to reduced operating levels at a few of the Company’s Middletown Works operating units. In the three months ended September 30, 2006 the Company incurred approximately $4.0 for maintenance outages compared to $29.5 for the corresponding 2005 period.

Operating profits in the nine months ended September 30, 2006 and 2005 were $147.5 and $162.3, respectively. This decrease in operating profit is associated with increased costs, including higher raw material and energy costs, higher maintenance outage costs and higher operating costs at the Company’s Middletown (OH) Works due to the lock-out of the Middletown Works hourly workforce. The Company also incurred a LIFO charge of $95.2 in the nine months ended September 30, 2006 compared to $77.8 in same period in 2005, primarily as a result of the increased raw material and energy costs. These increased costs were partially offset by increased selling prices with both the Company’s contract and spot market customers. The lockout of hourly employees at the Company’s Middletown Works began on March 1, 2006, following the expiration on February 28, 2006 of a collective bargaining agreement between AK Steel and the union that represents hourly employees at the plant. In order to continue meeting customer requirements, the Company implemented a contingency plan on March 1, 2006 to operate the Middletown Works with a temporary replacement workforce.

Interest expense for the three and nine months ended September 30, 2006 was $22.4 and $66.5, respectively, compared to $20.9 and $65.0 for the same periods in 2005. The increase for the quarter was primarily the result of an increase in interest rates affecting the Company’s variable rate long-term debt. Other income for the three- and nine-month periods ended September 30, 2006 was $5.0 and $14.6, respectively, compared to the corresponding periods in 2005 of $1.5 and $8.3, respectively. The increase primarily resulted from higher interest income associated with higher levels of cash and increasing investment rates.

Income taxes recorded through September 30, 2006 have been estimated based on year-to-date income and projected results for the full year. Several states enacted new tax legislation in 2006 and 2005, which had the effect of requiring the Company to recognize, as part of its income tax provision, pursuant to SFAS No.109 “Accounting for Income Taxes,” non-cash tax charges for the reduction in value of the Company’s deferred tax assets due to lower effective state income tax rates established by the legislation. In the third quarter of 2006, the Company recognized non-cash tax charges of $3.0 primarily associated with new tax legislation that was enacted in Pennsylvania in July 2006. For the nine months ended September 30, 2006, the Company has incurred state tax charges totaling $5.7 associated with state tax law changes made in 2006 in Indiana, Pennsylvania and Texas. During 2005, new tax legislation was enacted in Kentucky, Georgia, New York and Ohio. As a result of that legislation, the Company recognized $32.6 in the nine months ended September 30, 2005 as part of its income tax provision for the reduction in value of the Company’s deferred tax assets resulting from lower effective state income tax rates.

The Company’s net income in the three months ended September 30, 2006 was $26.0, or $0.23 per share compared to a net loss of $29.0, or $0.26 per share for the same period in 2005. Net income in the nine months ended September 30, 2006 was $61.3, or $0.55 per share, compared to $39.2, or $0.35 per share for the same period in 2005. Net income during the first nine months of 2006 and 2005 included $5.7 and $32.6, respectively, in income tax expense related to the enactment of several state income tax law changes.

Outlook

All of the statements in this “Outlook” section are subject to, and qualified by, the cautionary information set forth under the heading “Forward-Looking Statements.”

Fourth quarter shipments are expected to be approximately 1,500,000 tons, slightly lower than third quarter shipments. This projection assumes continued normal levels of production at the Company’s Middletown Works, excluding the impact of planned outages, and a slight decline in automotive, appliance, construction and service center demand. The Company’s value-added product mix is projected to rise to approximately 83% reflecting an anticipated decrease of hot-rolled shipments in the fourth quarter compared to the third quarter.

In the fourth quarter, the Company anticipates that the average selling price for its products will decrease by approximately 1% compared to the third quarter 2006. This expected decrease in average selling price is principally due to an anticipated decrease in automotive shipments and lower carbon spot market pricing, mostly offset by higher surcharges. With this decrease in average selling price, the Company anticipates a slight decrease in net sales during the fourth quarter.

During the second and third quarter of 2006, the Company concluded the negotiations for a substantial majority of its contract business, which will result in a significant increase in the contract prices for its carbon, stainless and electrical steel business under those contracts. With respect to carbon and some stainless steel products, these increases will be effective in the second half of 2006 and already are reflected in the Company’s fourth quarter guidance. With respect to electrical steel products, most of the increases will not be effective until 2007.

The Company’s 2006 financial results could be negatively impacted by potential charges associated with the labor agreements currently being negotiated in 2006 with its Middletown (OH) Works and Mansfield (OH) Works. The Company has negotiated a “lock and freeze” of the defined benefit pension plans to which hourly employees at its Ashland (KY) Works, Zanesville Works and Butler Works currently are entitled and will replace them prospectively with defined contribution plans. The Company continues to seek such a “lock and freeze” of the defined benefit pension plans to which hourly employees at its Middletown Works and Mansfield Works are currently entitled. Such a “lock and freeze” typically results in the Company recognizing a non-cash curtailment charge. The total amount of all such curtailment charges or any other potential charges for the Company’s defined benefit pension plans related to these current labor negotiations cannot be reliably estimated at this time.

As a result of the recent labor contract negotiations which have resulted in reducing the Company’s other postretirement benefit obligations, the Company’s future other postretirement benefit expense is expected to decline further in 2007 since these liability reductions are amortized through the Company’s financial statements over time.

Under its method of accounting for pension and other postretirement benefit plans, the Company recognizes into income (loss), as a fourth quarter adjustment, any unrecognized actuarial gains and losses that exceed 10% of the larger of projected benefit obligations or plan assets (the “corridor”). Based on current assumptions for prevailing interest rates and on other relevant assumptions made by the Company, the pre-tax effect of a 2006 fourth quarter non-cash pension and other postretirement benefits charge is currently estimated to be between $125.0 and $175.0. However, because factors influencing the determination of plan liabilities and expenses may change, the Company cannot yet determine with certainty the actual amount of these fourth quarter charges

The Company has announced another earlier-than-required contribution to its pension trust in the fourth quarter of 2006 in the amount of $75.0. After taking that planned contribution into account, the Company currently estimates additional required contributions to its pension trust for 2007 and 2008 to be in the ranges of $175.0 – $200.0 and $200.0 – $250.0, respectively. The calculation of estimated future pension contributions requires the use of assumptions concerning future events. The most significant of these assumptions relate to future investment performance of the pension funds, actuarial data relating to plan participants and the benchmark interest rate used to discount future benefits to their present value. Because of the variability of factors underlying these assumptions, the reliability of estimated future pension contributions decreases as the length of time until the contributions must be made increases.

In October 2006, the FASB issued SFAS No. 158 entitled, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This Statement requires companies to fully recognize an asset or liability for the overfunded or underfunded status of their benefit plans in financial statements for years ending after December 15, 2006. The pension asset or liability equals the difference between the fair value of the plan’s assets and its benefit obligation. The Company has performed a preliminary analysis of the impact of the adoption of SFAS No. 158 on its financial position and results of operations and believes that, because the Company has previously recognized fourth quarter “corridor” charges (as described above for 2006), the impact of the adoption of SFAS No. 158 as of December 31, 2006, based on current assumptions, is expected to result in a reduction of the Company’s pension and other postretirement benefit obligations in the range of $200.0 – $250.0.

Labor

On May 9, 2006, the Company announced a new labor agreement with the United Auto Workers (UAW), Local 4104 which became effective May 20, 2006. Local 4104 represents about 200 hourly production and maintenance employees at the Company’s Zanesville Works. The new six-year labor agreement provides work force flexibility, no minimum base workforce guarantee, current and future retiree healthcare cost sharing, competitive wage increases and a lock and freeze of the traditional defined benefit pension plans, which have been converted to a per-hour contribution to a defined contribution plan.

On July 21, 2006, the Company announced a new labor agreement with the United Autoworkers (UAW), Local 3303, to be effective October 1, 2006. Local 3303 represents about 1,400 hourly production and maintenance employees at the Butler Works. The Company and the UAW jointly agreed to commence early negotiations on June 20, 2006, to reach a new labor contract to replace the existing agreement, which was scheduled to expire September 30, 2006. The new six-year labor agreement provides work force flexibility, no minimum base workforce guarantee, current and future retiree healthcare cost sharing, competitive wage increases and a “lock and freeze” of the traditional defined benefit pension plan, which will be replaced by a per-hour contribution to a defined contribution plan.

As a result of the ratification of the new labor contracts at Zanesville Works and Butler Works, the Company incurred one-time charges in the third quarter of 2006 of $15.8. The principal component of these charges was a non-cash curtailment charge of $10.8 resulting from the “lock and freeze” of the traditional defined benefit plan at Butler Works and Zanesville Works.

Liquidity and Capital Resources

At September 30, 2006, the Company had total liquidity of $1,004.1, consisting of $466.8 of cash and cash equivalents, $167.7 of availability under a $300.0 accounts receivable purchase credit facility and $369.6 of availability under a $400.0 five-year senior revolving credit facility secured by certain of the Company’s inventories. The accounts receivable purchase credit facility’s three-year term is scheduled to expire in May 2007 with the option of a two-year extension. At September 30, 2006, there were no outstanding borrowings under either credit facility; provided, however, that availability under the facilities was reduced by $147.7 due to outstanding letters of credit. Availability under both facilities fluctuates monthly based on the varying levels of eligible collateral. The Company has no significant scheduled debt payments due until 2009. In 2009 and 2012, the Company has Senior Notes due of $450.0 and $550.0, respectively.

Cash used by operations totaled $4.5 for the nine months ended September 30, 2006. Net cash used by the Company’s operations was negatively impacted by $142.0 of cash used to increase net working capital and the $134.0 in pension contributions detailed below. Accounts receivable rose as a result of record quarterly sales resulting principally from higher selling prices. The value of inventories and accounts payable also grew, primarily due to higher levels of inventories along with the impact of rising raw material and energy costs.

In May and July 2006, the Company made voluntary early contributions to its pension trust in the amounts of $84.0 and $50.0, respectively, as part of an effort to reduce overall liabilities and improve the funding level of its pension plans. In addition, the Company has announced another earlier-than-required contribution to its pension trust in the fourth quarter of 2006 in the amount of $75.0. After taking into account these already-made or planned 2006 contributions, the Company currently estimates additional required contributions to its pension trust for 2007 and 2008 to be in the ranges of $175.0 – $200.0 and $200.0 – $250.0, respectively. The calculation of estimated future pension contributions requires the use of assumptions concerning future events. The most significant of these assumptions relate to future investment performance of the pension funds, actuarial data relating to plan participants and the benchmark interest rate used to discount future benefits to their present value. Because of the variability of factors underlying these assumptions, including the possibility of future pension legislation, the reliability of estimated future pension contributions decreases as the length of time until the contributions must be made increases.

During the nine months ended September 30, 2006, cash used by investing activities totaled $52.3, including $52.2 for capital investments offset by $8.0 proceeds received from the draw on restricted funds for spending related to emission control equipment for the Middletown Works’ blast furnace and basic oxygen furnaces. Capital spending for the year 2006 is expected to total approximately $90.0. Also in the first quarter of 2006, in order to reduce overall banking fees, the Company utilized $12.3 in cash to collateralize its letter of credit supporting an industrial revenue bond. This amount is classified in the Company’s condensed consolidated balance sheets as restricted cash in Other Investments.

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

The Company uses cash settled commodity price swaps and/or options to hedge the price of a portion of its natural gas, nickel, aluminum and zinc requirements. The Company’s hedging strategy is designed to protect it against normal volatility. However, abnormal price increases in any of these commodity markets could negatively impact operating costs. Gains and losses from the use of these instruments are deferred in accumulated other comprehensive loss on the condensed consolidated balance sheets and recognized into cost of products sold in the same period as the underlying transaction. At September 30, 2006, accumulated other comprehensive loss included $11.4 in unrealized net of tax losses for the fair value of these derivative instruments. The following table presents the negative effect on pretax income of a hypothetical change in the fair value of derivative instruments outstanding at September 30, 2006, due to an assumed 10% and 25% decrease in the market price of each of the indicated commodities.

Commodity Derivative	10% Decrease	25% Decrease
Natural Gas	$4.6	$11.6
Zinc	5.1	12.2
Nickel	0.1	0.3

Because these instruments are structured and used as hedges, these hypothetical losses would be offset by the benefit of lower prices paid for the physical commodity. The Company currently does not enter into swap or option contracts for trading purposes.

The Company is also subject to risks of exchange rate fluctuations on a small portion of inter-company receivables that are denominated in foreign currencies. The Company occasionally uses forward currency contracts to manage exposures to certain of these currency price fluctuations. At September 30, 2006, the Company had outstanding forward currency contracts with a total notional value of $7.6 for the sale of euros. Based on the contracts outstanding at September 30, 2006, a 10% increase in the dollar to euro exchange rate would result in a $0.8 pretax loss in the value of these contracts, which would offset the income benefit of a more favorable exchange rate.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The following are updates to the Company’s descriptions of pending legal proceedings and environmental matters reported in its Annual Report on Form 10-K for the calendar year 2005:

As previously reported, the United States Environmental Protection Agency (“EPA”) published its final “MACT” (maximum achievable control technology) rules for integrated iron and steel manufacturing facilities in the Federal Register on May 20, 2003. Pursuant to these rules, any existing affected source was required to have pollution control equipment necessary to comply with the MACT rules installed and operating by May 22, 2006. The blast furnace and basic oxygen furnaces at the Company’s Middletown Works are affected sources subject to the new

MACT rules. The Company timely completed the installation and startup of operation of the necessary pollution control equipment to achieve such compliance. The Company completed the first phase of this project in May 2005 at its blast furnace and the second phase in April 2006 at its basic oxygen furnaces. The three-year capital cost (2004-2006) of such compliance has been approximately $65.0.

As previously reported, on July 27, 2001, AK Steel received a Special Notice Letter from the EPA requesting that AK Steel agree to conduct a Remedial Investigation/Feasibility Study (“RI/FS”) and enter into an administrative order on consent pursuant to Section 122 of CERCLA regarding the former Hamilton Plant located in New Miami, OH. The Hamilton Plant is no longer an operating steel mill, having ceased operations in 1990, and all of its former structures have been demolished and removed. Although the Company did not believe that a site-wide RI/FS was necessary or appropriate, in April 2002, AK Steel entered into a mutually agreed-upon administrative order on consent to perform such an investigation and study of the Hamilton Plant site. AK Steel currently has accrued $0.5 for the projected cost of the study at Zanesville Works. Until the site investigation is completed, AK Steel cannot reliably estimate the additional costs, if any, associated with any potentially required remediation of the site or the time frame during which these potential costs would be incurred.

As previously reported, on June 29, 2000, the United States filed a complaint on behalf of the EPA against AK Steel in the U.S. District Court for the Southern District of Ohio (the “Court”), Case No. C-1-00530, for alleged violations of the Clean Air Act, the Clean Water Act and the RCRA at the Middletown Works. Subsequently, the State of Ohio, the Sierra Club and the National Resources Defense Council intervened. On April 3, 2006, a proposed Consent Decree in Partial Resolution of Pending Claims (the “Consent Decree”), executed by all parties, was lodged with the Court. After a 30-day notice period, the Consent Decree was entered by the Court on May 15, 2006. Under the Consent Decree, the Company will implement certain RCRA corrective action interim measures to address polychlorinated biphenyls (“PCBs”) in sediments and soils relating to Dicks Creek and certain other specified surface waters, adjacent floodplain areas, and other previously identified geographic areas. The Company also will undertake a comprehensive RCRA facility investigation at its Middletown Works and, as appropriate, complete a corrective measures study. Under the Consent Decree, the Company paid a civil penalty of $0.46 and will perform a supplemental environmental project that will remove ozone-depleting refrigerants from certain equipment at a cost of not less than $0.75. The Company anticipates that the cost of the remaining work required under the Consent Decree will be approximately $13.5, consisting of approximately $3.1 in capital investments and $10.4 in expenses. The Company has accrued the $10.4 for anticipated expenses associated with this project. The Company does not believe that there is a reasonable possibility that the actual cost of the work required under the Consent Decree will materially exceed the amount accrued and cannot reliably estimate at this time the timeframe during which the accrued or potential additional costs would be incurred.

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

As previously reported, on January 13, 2004, AK Steel notified the Armco Employees Independent Federation (referred to herein as the “AEIF,” but following an NLRB election in July 2006, now the International Association of Machinists Local Lodge 1943), the union representing hourly employees at its Middletown Works, that it was suspending the minimum base force guarantee of 3,114 employees contained in the parties’ collective bargaining agreement pursuant to authority granted in that agreement. Subsequently, the union filed a grievance contesting the right of AK Steel to take such action. On July 1, 2004, the arbitrator upheld, subject to certain limitations, the right of AK Steel to suspend the minimum base force guarantee through at least May 10, 2005. The arbitrator further held that the union subsequently could seek a new hearing to determine whether the base force should continue to be suspended after that date. The union did seek such a hearing and on July 1, 2005, the arbitrator issued a ruling (the “July 1, 2005 Award”) which formally ended the base force suspension and required AK Steel to recall certain laid-off employees, but did not require AK Steel to hire new employees to return to the base force number of 3,114. More specifically, the arbitrator’s ruling required AK Steel to offer to recall 108 laid-off employees to raise the total Middletown Works hourly workforce to a level of 2,761, subject to attrition, by September 30, 2005. AK Steel has complied with this portion of the July 1, 2005 Award. Of the 108 employees offered recall, 71 returned to work. In lieu of hiring new, additional employees to return the hourly workforce to the 3,114 base force level, the July 1, 2005 Award allows AK Steel to elect to make payments into a fund. The fund would be used for two purposes. The first purpose would be to establish a voluntary employees’ beneficiary association (“VEBA”) that would be used under certain circumstances after August 1, 2007 to pay for out-of-pocket medical expenses for Middletown Works retirees and/or for then active Middletown Works bargaining unit employees. The second would be for use by a committee established under the collective bargaining agreement to facilitate returning to the AEIF bargaining unit work that had been contracted out to third parties. The amount of the payments to be made into this fund was determined by the arbitrator in a decision issued October 7, 2005. That decision provided that, in the event AK Steel does not hire any new employees to reduce the current shortfall from the minimum base force number, the amount of the payment into the “in lieu of” fund would be approximately $0.5 per week until the expiration of the parties’ current collective bargaining agreement on February 28, 2006. The amount of that payment would be reduced to the extent that AK Steel hired to reduce the current shortfall. The decision further noted that laid off employees are counted for purposes of determining the minimum base force number, such that AK Steel could avoid making payments into the so-called “in lieu of” fund by hiring to meet the minimum base force number of 3,114, and then laying off any of these recently-hired employees whose active employment is not needed at the Middletown Works. On September 29, 2005, the AEIF filed an action against AK Steel in the United States District Court for the Southern District of Ohio, Case No. 1:05-CV-639, in which the AEIF seeks to vacate that portion of the July 1, 2005 Award which authorizes AK Steel to make payments into a fund in lieu of hiring to return to the minimum base force number of 3,114. On November 2, 2005, AK Steel answered the complaint and filed counterclaims seeking to vacate certain aspects of the July 1, 2005 Award, including the portion which addresses payments into a fund in lieu of hiring to return to the minimum base force number of 3,114, and for other appropriate relief. On June 2, 2006, the parties filed cross motions for summary judgment. Those motions remain pending. If the parties’ claims are not resolved through these cross motions, trial is scheduled to commence February 12, 2007. AK Steel intends to contest this matter vigorously, including the requirement that AK Steel hire to return to a minimum base force number of 3,114 or alternatively make payments into a fund in lieu of such hiring to reach that number. While the matter is being contested, AK Steel is not paying or accruing these payments. The AEIF and AK Steel also may address the issues which are the subject of the pending litigation during the negotiations for a new collective bargaining agreement to replace the existing agreement which expired on February 28, 2006.

On June 1, 2006, AK Steel notified approximately 4,600 of its current retirees who formerly were hourly and salaried members of the AEIF that AK Steel was terminating their existing healthcare insurance benefits plan and implementing a new plan more consistent with current steel industry practices which would require the retirees to contribute to the cost of their healthcare benefits, effective October 1, 2006. Subsequent to that notice, the AEIF stated publicly that it would file a legal action against AK Steel challenging AK Steel’s right to modify the retirees’ healthcare benefits. In response to the AEIF’s statement, AK Steel filed a declaratory judgment action (the “AK Steel Action”) on June 9, 2006, in the United States District Court for the Southern District of Ohio, Case No. 3-06CV0171, asking the court to determine that AK Steel had the legal right to make the changes to retiree healthcare benefits which were the subject of its June 1, 2006 notice. On July 18, 2006, a group of nine former hourly and salaried members of the AEIF filed a separate purported class action (the “Retiree Action”) in the United States District Court for the Southern District of Ohio, Case No. 1-06CV0468, alleging that AK Steel did not have a right to make changes to their healthcare benefits. The named plaintiffs in the Retiree Action seek injunctive relief (including an order retroactively rescinding the changes) and unspecified monetary relief for themselves and the other members of the putative class. On August 22, 2006, AK Steel elected to voluntarily dismiss the AK Steel Action without prejudice in light of the filing of the Retiree Action. On August 4, 2006, the plaintiffs in the Retiree Action filed a motion for a preliminary injunction seeking to prevent AK Steel from implementing the previously announced changes to healthcare benefits with respect to the AEIF-represented hourly employees. AK Steel opposed that motion, but on September 22, 2006 the trial court issued an order granting the motion. On that same day, AK Steel filed a notice of appeal to the United States Court of Appeals for the Sixth Circuit seeking a reversal of the decision to grant the preliminary injunction. To date, no discovery has been commenced in the Retiree Action. The trial in that action has been scheduled to commence January 14, 2008. AK Steel intends to contest this matter vigorously.

Item 1A. Risk Factors.

The Company cautions readers that its business activities involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management. You should carefully consider the Company’s descriptions of risk factors reported in its Annual Report on Form 10-K for the calendar year 2005, along with the following updates to that discussion:

•	Risk of not obtaining a competitive labor agreement. The labor agreement with the union which represents hourly employees at the Company’s Middletown Works expired on February 28, 2006 and the Company currently is negotiating to reach a new, competitive labor agreement. A new labor agreement to be negotiated with the union at the Middletown Works could either enhance or negatively impact the Company’s operating costs, operating income and cash flow depending on the success of labor negotiations. The Company cannot predict at this time, however, when a new, competitive labor agreement with the Middletown Works union will be reached or what the impact of such an agreement on the Company’s operating costs, operating income and cash flow will be.

•	Risks associated with operation of Middletown Works. The Middletown Works labor agreement expired on February 28, 2006 and the parties were unable prior to its expiration to reach a new agreement. Effective March 1, 2006, the Company elected to exercise its right to prevent the represented employees at the Middletown Works from continuing to work without a labor agreement. The Company has implemented its contingency plan to operate the Middletown Works with salaried employees and temporary replacement workers. The current operating levels of nearly every unit at the Middletown Works are at or above the levels achieved prior to March 1, 2006. The risks associated with operating the Middletown Works with temporary replacement workers include the possibility of increased costs and reduced production levels from time to time.

•	Risk of increased global steel production and imports. Actions by the Company’s foreign competitors to increase production and/or imports could result in an increased supply of steel in the United States, which could result in lower prices for the Company’s products. There currently is pending before the International Trade Commission (the “ITC”) a proceeding by which the ITC will determine whether to continue for another five years existing antidumping and countervailing duties on, among other products, corrosion resistant flat steel products imported from Australia, Canada, France, Germany, Japan and Korea. A decision by the ITC is anticipated in December 2006. A decision by the ITC to end the duties on corrosion resistant steel could result in an increase in the volume of such steel products imported into the United States, which could result in a reduction in the pricing of such products. Because a significant portion of the steel products produced and sold by the Company consists of various types of corrosion resistant flat steel products, such a decision has the potential to negatively impact the Company’s net sales and thus its income and cash flow. At this time, the Company can neither predict the outcome of the ITC proceeding nor reliably estimate the financial impact, if any, on the Company.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

There were no unregistered sales of equity securities in the quarter ended September 30, 2006.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
July 1 through 31, 2006	1,072	$13.54	0
August 1 through 31, 2006	434	12.70	0
September 1 through 30, 2006	220	12.95	0

Total	1,726	$13.25	0	$59.5

(1)	During the quarter, the Company repurchased shares of common stock owned by participants in its restricted stock awards program under the terms of its Stock Incentive Plan. In order to satisfy the requirement that an amount be withheld that is sufficient to pay federal, state and local taxes due upon the vesting of the restricted stock, employees are permitted to have the Company withhold shares having a fair market value equal to the tax which could be imposed on the transaction. The Company repurchases the withheld shares at the quoted average of high and low prices on the day the shares are withheld.
(2)	On April 25, 2000, the Company announced that its Board of Directors had authorized the Company to repurchase, from time to time, up to $100.0 of its outstanding equity securities. The Company has not repurchased its stock under this program since the third quarter of 2000 and cannot currently reacquire its stock under a covenant contained in the instruments governing its outstanding senior debt.

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

Item 6. Exhibits

Exhibit 10.1. Modification to Compensation of Directors

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

AK Steel Holding Corporation
(Registrant)

Date: October 31, 2006	/s/ ALBERT E. FERRARA, JR.
Albert E. Ferrara, Jr.
Vice President, Finance and Chief Financial Officer

Date: October 31, 2006	/s/ ROGER K. NEWPORT
Roger K. Newport
Controller and Chief Accounting Officer