Form 10-K
period 2006-12-31
AK STEEL HOLDING CORP
filed 2007-02-27
CIK 918160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006.

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File No. 1-13696.

AK STEEL HOLDING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	31-1401455
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

703 Curtis Street, Middletown, OH	45043
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (513) 425-5000.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock $.01 Par Value	New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   X  .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer   X       Accelerated filer          Non-accelerated filer          .

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes           No   X  .

Aggregate market value of the registrant’s voting stock held by non-affiliates at June 30, 2006: $1,509,433,099.

At February 23, 2007, there were 111,034,963 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant’s definitive proxy statement for the annual meeting of stockholders, (the “2007 Proxy Statement”), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2006.

AK Steel Holding Corporation

i

(Dollars in millions, except per share and per ton amounts)

PART I

Item 1.	Business.

Operations Overview

AK Steel Holding Corporation (“AK Holding”) is a corporation formed under the laws of Delaware in 1993 and is the successor through merger to Armco Inc., which was formed in 1900. AK Holding is a fully-integrated producer of flat-rolled carbon, stainless and electrical steels and tubular products through its wholly-owned subsidiary, AK Steel Corporation (“AK Steel” and, together with AK Holding, the “Company”).

The Company’s operations consist of seven steelmaking and finishing plants located in Indiana, Kentucky, Ohio and Pennsylvania that produce flat-rolled carbon steels, including premium quality coated, cold-rolled and hot-rolled products, and specialty stainless and electrical steels that are sold in slab, hot band, and sheet and strip form. The Company’s operations also include AK Tube LLC (“AK Tube”), which further finishes flat-rolled carbon and stainless steel at two tube plants located in Ohio and Indiana into welded steel tubing used in the automotive, large truck and construction markets. In addition, the Company’s operations include European trading companies that buy and sell steel and steel products.

Customers

In conducting its steel operations, the Company principally directs its marketing efforts toward those customers who require the highest quality flat-rolled steel with precise “just-in-time” delivery and technical support. Management believes that the Company’s enhanced product quality and delivery capabilities, and its emphasis on customer technical support and product planning, are critical factors in its ability to serve this segment of the market.

The Company’s flat-rolled carbon steel products are sold primarily to automotive manufacturers and to customers in the appliance, industrial machinery and equipment, and construction markets, consisting principally of manufacturers of home appliances, and heating, ventilation and air conditioning equipment. The Company also sells coated, cold rolled, and hot rolled carbon steel products to distributors, service centers and converters who may further process these products prior to reselling them. To the extent necessary, the Company carries increased inventory levels to meet the requirements of certain of its customers for “just-in-time” delivery.

The Company sells its stainless steel products primarily to manufacturers and their suppliers in the automotive industry, to manufacturers of food handling, chemical processing, pollution control, medical and health equipment and to distributors and service centers. The Company sells electrical steels, which are iron-silicon alloys with unique magnetic properties, primarily to manufacturers of power transmission and distribution transformers, electrical motors and generators, and lighting ballasts.

The Company’s automotive sales declined to approximately 41% of the Company’s total sales in 2006 compared to 45% in 2005. This decline resulted principally from an increase in revenues from non-automotive sales. This non-automotive revenue increase was caused primarily by higher prices for electrical and certain other high-end, non-automotive products and an increased volume of electrical product sales. The Company’s appliance, industrial machinery and equipment, and construction market sales increased to 29% of the Company’s total sales in 2006, principally as the result of increased contract pricing for its electrical steel and other products in these markets. The following table sets forth the percentage of the Company’s net sales attributable to various markets:

	Years Ended December 31,
	2006	2005	2004
Automotive	41%	45%	48%
Appliance, Industrial Machinery and Equipment, and Construction	29%	25%	20%
Distributors, Service Centers and Converters	30%	30%	32%

AK Steel is a major supplier to the domestic automotive industry, including foreign-based manufacturers with plants in the United States. The Company’s shipments to General Motors Corporation, the Company’s largest customer, accounted for approximately 9%, 13% and 15% of its net sales in 2006, 2005 and 2004, respectively. No other customer accounted for more than 10% of the Company’s net sales during 2006, 2005 or 2004. The Company’s relationship with General Motors is solely that of a supplier in the ordinary course of business. If General Motors were to elect to source more of its purchases of steel from other steel producers in the future, management believes that any material change in purchases would be phased in over a multi-year period. Management further believes that such a decrease in sales to General Motors would be offset, to a material extent, by sales to new customers and increased sales to other existing customers. If, however, these expectations prove incorrect, the Company’s operating results could be materially adversely affected by a significant decrease in sales to General Motors.

The Company is a party to contracts with all of its major automotive and most of its appliance industry customers. The term of most of these contracts is currently one year. These contracts set forth prices to be paid for each product during their term. Approximately 50% of the Company’s shipments to contract customers now permit price adjustments to reflect changes in prevailing market conditions or energy and raw material costs. Approximately 65% of the Company’s shipments of flat-rolled steel products in 2006 were made to contract customers, and the balance of the Company’s shipments were made in the spot market at prevailing prices at the time of sale.

Raw Materials and Other Inputs

The principal raw materials required for the Company’s steel manufacturing operations are iron ore, coal, coke, oxygen, chrome, nickel, silicon, molybdenum, zinc, limestone, and carbon and stainless steel scrap. The Company also uses large volumes of natural gas and electricity in its steel manufacturing operations. In addition, the Company routinely purchases between 10% and 15% of its carbon steel slab requirements from other steel producers to supplement the production from its own steelmaking facilities. The Company makes most of its purchases of coal, iron ore, coke and limestone at negotiated prices under annual and multi-year agreements. The Company typically makes purchases of carbon steel slabs, carbon and stainless steel scrap, natural gas and other raw materials at prevailing market prices, which are subject to price fluctuations in accordance with supply and demand. The Company enters into financial instruments designated as hedges with respect to the purchases of natural gas and certain raw materials, the prices of which may be subject to volatile fluctuations.

The Company believes that it currently has adequate sources of supply for its raw material and energy requirements for 2007. The Company has secured adequate sources of iron ore supply through the contracts referred to below for all of its anticipated iron ore needs through 2010 and for most of its anticipated iron ore needs through 2012. To the extent that multi-year contracts are available in the marketplace, the Company has secured adequate sources of supply to satisfy other key raw materials needs for the next three to five years. Where multi-year contracts are not available, the Company continues to seek to secure the remainder of its raw materials needs through annual contracts or spot purchases. In 2006, market conditions affecting certain key raw materials such as ferro-silicon, lime, aluminum, zinc, nickel and iron ore substantially increased the costs of these raw materials.

The Company continues to attempt to reduce the risk of supply shortages by entering into multi-year supply contracts like those discussed above and by evaluating alternative sources and substitute materials. The potential exists, however, for production disruptions due to shortages of raw materials in the future. If such a disruption was to occur, it could have a material impact on the Company’s financial condition, operations and cash flow.

Research and Development

The Company conducts a broad range of research and development activities aimed at improving existing products and manufacturing processes and developing new products and processes. Research and development costs incurred in 2006, 2005 and 2004 were $6.6, $6.7 and $6.7, respectively.

Employees

At December 31, 2006, the Company’s operations included approximately 7,000 employees, of which approximately 5,300 are represented by labor unions under various contracts that either have expired or will expire in the years 2007 through 2012. This number includes the employees at the Company’s Middletown Works represented by AEIF-IAM Local 1943 who have been locked out since March 1, 2006 when the parties were unable to reach agreement on a new labor contract and excludes the temporary replacement workers who currently are working at Middletown Works. See discussion under Labor Agreements in the Liquidity and Capital Resources section below for detailed information on these agreements.

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

Domestic steel producers face significant competition from foreign producers, who typically have lower labor costs and, in some instances, lower raw material and energy costs. The level of U.S. imports of foreign steel also is affected to some degree by the strength or weakness of the U.S. dollar relative to foreign currencies. During 2006, major foreign currencies, such as the euro, were particularly strong relative to the U.S. dollar, which likely increased the cost of foreign steel for U.S. buyers. Despite that, U.S. imports of finished steel increased during 2006 from the level of prior years to a record level and accounted for approximately 28% of domestic steel market demand in 2006. By comparison, imports of finished steel were approximately 22% in 2005 and 23% in 2004. The level of U.S. imports of foreign steel also may be affected by the imposition or lifting of duties on such steel. In November 2006, the International Trade Commission (the “ITC”) issued a decision which discontinued antidumping and countervailing duties on, among other products, corrosion resistant flat-rolled steel products imported from Australia, Canada, France and Japan, while allowing such duties to continue for another five years with respect to such products imported from Germany and Korea. The decision by the ITC to end the duties on corrosion resistant steel from the four countries noted above could result in an increase in the volume of such steel products imported into the United States, which could result in a reduction in the pricing of such products. Because a significant portion of the steel products produced and sold by the Company consists of various types of corrosion resistant flat-rolled steel products, such a decision has the potential to negatively impact the Company’s net sales and thus its income and cash flow. Appeals are expected to be filed following the ITC’s decision. At this time, the Company can neither predict the outcome of such appeals nor reliably estimate the extent of the competitive impact, if any, on the Company of the discontinuation of antidumping and countervailing duties on corrosion resistant flat steel products from Australia, Canada, France and Japan.

The Company’s ability to compete has been negatively impacted by the bankruptcies of numerous domestic steel companies, including several former major competitors of the Company, and the subsequent global steel industry consolidation. Those bankruptcies facilitated the global consolidation of the steel industry by enabling other entities to purchase and operate the facilities of the bankrupt steel companies without accepting any responsibility for most, and in some instances, any pension or healthcare obligations to the retirees of the bankrupt companies. In contrast, the Company has continued to provide pension and healthcare benefits to its retirees, resulting in a competitive disadvantage compared to other domestic integrated steel companies and mini-mills that do not provide such benefits to any or most of their retirees. Since the fall of 2003, when new management was put in place, the Company has made an intensive effort to reduce this employment cost competitive disadvantage as it negotiates new collective bargaining agreements with the various unions representing the hourly employees at its facilities.

Since the fall of 2003, the Company has negotiated progressive new labor agreements, which have significantly reduced total employment costs at the Company’s facilities at Mansfield, OH, Coshocton, OH, Rockport, IN, Ashland, KY (steel plant and coke plant), Butler, PA, Zanesville, OH and the Walbridge, OH facility of AK Tube. These new labor agreements have increased the ability of these facilities to compete effectively in the highly competitive global market for steel while, at the same time, enhancing the ability of the Company to continue to support its retirees’ pension and healthcare needs. The Company continues to attempt to negotiate a progressive new labor agreement applicable to the represented employees of the Middletown Works. The Middletown Works labor agreement expired on February 28, 2006 and the parties were unable to reach a new agreement prior to its expiration. Effective March 1, 2006, the Company exercised its right to prevent the represented employees at the Middletown Works from continuing to work without a labor agreement. The Company took this action in order to help it achieve a cost-competitive labor agreement with the Middletown Works union.

Environmental

Environmental Compliance

Domestic steel producers, including AK Steel, are subject to stringent federal, state and local laws and regulations relating to the protection of human health and the environment. Over the past three years, the Company has expended the following for environmental related capital investments and environmental compliance costs:

	Years Ended December 31,
	2006	2005	2004
Environmental-related capital investments	$9.6	$33.3	$28.3
Environmental compliance costs	125.5	109.0	99.1

Environmental compliance costs increased in 2006 due primarily to additional spending at the Ashland and Middletown Works to meet Maximum Achievable Control Technology (“MACT”) standards, including outages at certain pollution abatement facilities. Compliance costs were also higher at the Butler and Zanesville Works primarily as a result of increased production. Except as expressly noted below, management does not anticipate any material impact on the Company’s recurring operating costs or future profitability as a result of its compliance with current environmental regulations. Moreover, because all domestic steel producers operate under the same set of federal environmental regulations, management believes that the Company is not disadvantaged relative to its domestic competitors by its need to comply with these regulations.

Environmental-related capital expenditures decreased in 2006 due primarily to higher spending in 2005 and 2004 for pollution control equipment for Middletown Works blast furnace and basic oxygen furnace. As previously reported, the United States Environmental Protection Agency (“EPA”) published its final MACT rules for integrated iron and steel manufacturing facilities in the Federal Register on May 20, 2003. Pursuant to these rules, any existing affected source was required to have pollution control equipment necessary to comply with the MACT rules installed and operating by May 22, 2006. The blast furnace and basic oxygen furnaces at the Company’s Middletown Works are affected sources subject to the new MACT rules. The Company timely completed the installation and startup of the first phase of this project in May 2005 at its blast furnace and the second phase in April 2006 at its basic oxygen furnaces. Limited testing to demonstrate compliance with the MACT requirements remains to be performed and is expected to be completed during the first half of 2007. The three-year capital cost (2004-2006) of such compliance was approximately $65.0.

Environmental Remediation

AK Steel and its predecessors have been conducting steel manufacturing and related operations for more than 106 years. Although the Company believes its operating practices have been consistent with prevailing industry standards during this time, hazardous materials may have been released at one or more operating sites, including sites that the Company no longer owns. The Company has estimated potential remediation expenditures for those sites where future remediation efforts are probable based on identified conditions, regulatory requirements or contractual obligations arising from the sale of a business or facility.

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

Under authority conferred by the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the EPA and state environmental authorities have conducted site investigations at certain of AK Steel’s facilities and other third-party facilities, portions of which previously may have been used for disposal of materials that are currently subject to regulation. The results of these investigations are still pending, and AK Steel could be directed to expend funds for remedial activities at the former disposal areas. Because of the uncertain status of these investigations, however, management cannot predict whether or when such expenditures might be required, their magnitude or the timeframe during which these potential costs would be incurred.

As previously reported, on July 27, 2001, AK Steel received a Special Notice Letter from the EPA requesting that AK Steel agree to conduct a Remedial Investigation/Feasibility Study (“RI/FS”) and enter into an administrative order on consent pursuant to Section 122 of CERCLA regarding the former Hamilton Plant located in New Miami, OH. The Hamilton Plant no longer exists. It ceased operations in 1990, and all of its former structures have been demolished and removed. Although AK Steel did not believe that a site-wide RI/FS was necessary or appropriate, in April 2002, it entered into a mutually agreed-upon administrative order on consent to perform such an investigation and study of the Hamilton Plant site. The site-wide RI/FS is underway and is projected to be completed this year. AK Steel currently has accrued $0.2 for the remaining cost of the RI/FS. Until the RI/FS is completed, AK Steel cannot reliably estimate the additional costs, if any, associated with any potentially required remediation of the site or the timeframe during which these potential costs would be incurred.

Environmental Proceedings

On September 30, 1998, AK Steel received an order from the EPA under Section 3013 of RCRA requiring it to develop a plan for investigation of eight areas of the Mansfield Works that allegedly could be sources of contamination. A site investigation began in November 2000 and is continuing. AK Steel cannot reliably estimate at this time how long it will take to complete this site investigation. AK Steel currently has accrued approximately $2.1 for the projected cost of the study at the Mansfield Works. Until the site investigation is completed, AK Steel cannot reliably estimate the additional costs, if any, associated with any potentially required remediation of the site or the timeframe during which these potential costs would be incurred.

On October 9, 2002, AK Steel received an order from the EPA under Section 3013 of RCRA requiring it to develop a plan for investigation of several areas of the Zanesville Works that allegedly could be sources of contamination. A site investigation began in early 2003 and is continuing. AK Steel estimates that it will take approximately two more years to complete this site investigation. AK Steel currently has accrued approximately $1.1 for the projected cost of the study and remediation at Zanesville Works. Until the site investigation is completed, AK Steel cannot reliably estimate the additional costs, if any, associated with any potentially required remediation of the site or the timeframe during which these potential costs would be incurred.

On November 26, 2004, Ohio EPA issued a Notice of Violation (“NOV”) for alleged waste violations associated with an acid leak at AK Steel’s Coshocton Works. AK Steel is investigating this claim and is working with Ohio EPA to attempt to resolve it. AK Steel believes it will reach a settlement in this matter that will not have a material financial impact on AK Steel, but cannot be certain that a settlement will be reached. If a settlement is reached, the Company cannot reliably estimate at this time how long it would take to reach such a settlement or what its terms might be. AK Steel will vigorously contest any claims which cannot be resolved through a settlement. Until it has reached a settlement with Ohio EPA or the claims which are the subject of the NOV are otherwise resolved, AK Steel cannot reliably estimate the costs, if any, associated with any potentially required remediation of the site or the timeframe during which these potential costs would be incurred.

On December 20, 2006, Ohio EPA issued an NOV with respect to two electric arc furnaces at AK Steel’s Mansfield Works alleging failure of the Title V stack tests with respect to several air pollutants. The Company is investigating this claim and is working with Ohio EPA to attempt to resolve it. AK Steel believes it will reach a settlement in this matter that will not have a material financial impact on AK Steel, but cannot be certain that a settlement will be reached. If a settlement is reached, the Company cannot reliably estimate at this time how long it will take to reach such a settlement or what its terms might be. AK Steel will vigorously contest any claims which cannot be resolved through a settlement. Until it has reached a settlement with Ohio EPA or the claims that are the subject of the NOV are otherwise resolved, AK Steel cannot reliably estimate the costs, if any, associated with any potentially required operational changes at the furnaces or the timeframe over which any potential costs would be incurred.

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

Available Information

The Company maintains an Internet website at www.aksteel.com. Information about the Company is available on the website free of charge, including the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Information on the Company’s website is not incorporated by reference into this report.

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

•

Risk of reduced domestic automotive production.    Although reduced from prior years, the automotive market remains a key element of the Company’s business, representing approximately 41% of its sales in 2006. Total domestic automotive production in 2006 was at a relatively high level on an historical basis. If domestic automotive production, in general, or by one or more of the Company’s major domestic customers in particular, were to be reduced significantly, it likely would negatively affect the Company’s sales and financial results. Such a reduction in automotive production could be caused by a labor dispute between a customer of the Company and the union representing that customer’s employees. The Company understands that at least three of its major domestic automotive customers have labor contracts which expire in the second half of 2007.

•

Risk of increased global steel production and imports.    Actions by the Company’s foreign competitors to increase production and/or exports to the United States could result in an increased supply of steel in the United States, which could result in lower prices for the Company’s products. In fact, foreign competitors, especially those in China, have substantially increased their production capacity in the last few years. In 2006, this increased foreign production contributed to a record high level of imports of foreign steel into the United States. A recent decision by the International Trade Commission (the “ITC”) has increased the risk that a high level of imports will continue. That decision discontinued antidumping and countervailing duties on, among other products, corrosion resistant flat steel products imported from Australia, Canada, France and Japan, while allowing such duties to continue for another five years with respect to such products imported from Germany and Korea. The decision by the ITC to end the duties on corrosion resistant steel from the four countries noted above could result in an increase in the volume of such steel products imported into the United States, which could result in a reduction in the pricing of such products. Because a significant portion of the steel products produced and sold by the Company consists of various types of corrosion resistant flat steel products, such a decision has the potential to negatively impact the Company’s net sales and thus its income and cash flow. Appeals are expected to be filed following the ITC’s decision. At this time, the Company can neither predict the outcome of such appeals nor reliably estimate the financial impact, if any, on the Company of the discontinuation of antidumping and countervailing duties on corrosion resistant flat steel products from Australia, Canada, France and Japan.

•

Risk of changes in the cost of raw materials and energy.    Approximately 65% of the Company’s shipments are pursuant to contracts having durations of six months or more. Approximately 50% of the Company’s shipments to contract customers include variable pricing mechanisms to adjust the price or to impose a surcharge based upon changes in certain raw material costs, while others contain fixed prices that do not allow a pass through of all of the raw material cost increases. Thus, the price at which the Company sells steel will not necessarily change in tandem with changes in its raw material and energy costs. As a result, a significant increase in raw material or energy costs could adversely impact the Company’s financial results. Raw material and energy costs have increased significantly during the past three years and did adversely impact the Company’s financial results. Significant increases in certain raw material costs are anticipated again in 2007.

•

Risk of production disruption at the Company.    The Company operates its facilities at production levels at or near capacity. High levels of production are important to the Company’s financial results because they enable the Company to spread its fixed costs over a greater number of tons. Production disruptions could result in material negative impacts to the Company’s operations and financial results. Such production disruptions could be caused by unanticipated plant outages, equipment failures, transportation disruptions, or unanticipated disruptions in the supply of, or poor quality of, raw materials, particularly scrap, coal, coke, iron ore, alloys and purchased carbon slabs, or in the supply of natural gas.

•

Risks associated with the Company’s healthcare obligations.    The Company provides healthcare coverage to its active employees and its retirees, as well as to certain members of their families. The Company is self-insured with respect to substantially all of its healthcare coverage. The cost of providing such healthcare coverage continues to increase. Continuing escalation in medical cost trend rates that affects active employee and retiree benefit expenses would adversely affect the Company’s financial results and could adversely affect the ability of the Company to provide those benefits.

•

Risks associated with the Company’s pension obligations.    The Company’s pension trust is currently underfunded to meet its long-term obligations, primarily as a result of below expectation investment returns in the early years of this decade, as well as falling interest rates over that same period. The extent of underfunding is directly affected by changes in interest rates and prices in the securities markets. It is also affected by the rate and age of employee retirements, along with other actuarial experiences compared to projections. These items affect pension plan assets and the calculation of pension and other postretirement benefit obligations and expenses. Such changes could increase the cost to the Company of those obligations, which could have a material adverse affect on the Company’s results and its ability to meet those obligations. In addition, changes in the law, rules, or governmental regulations with respect to pension funding also could materially and adversely affect the cash flow of the Company to meet its pension and other benefit obligations.

•

Risks associated with major litigation, arbitrations, environmental issues and other contingencies.    The Company has described several significant legal and environmental proceedings in Items 1 and 3 of this report. An adverse result in one or more of those proceedings could negatively impact the Company’s financial results. See discussion under Legal Proceedings section below.

•

Risks associated with environmental compliance.    Due to the nature and extent of environmental issues affecting the Company’s operations and obligations, changes in application or scope of environmental regulations applicable to the Company could have a significant adverse impact on the Company’s operations and financial results.

•

Risk of not obtaining competitive labor agreements.    The labor agreement with the union which represents hourly employees at the Middletown Works expired on February 28, 2006 and the Company currently is negotiating with the union to reach a new, competitive labor agreement. Such a new labor agreement is expected to enhance the Company’s operating costs, operating income and cash flow, but this is dependent on the Company’s success in the labor negotiations. The Company cannot predict at this time when a new, competitive labor agreement with the Middletown Works union will be reached, the extent to which the Company will be successful in the negotiations to reach that new agreement, or what the impact of such an agreement on the Company’s operating costs, operating income and cash flow will be. In addition, the existing labor agreement at the Company’s Rockport Works is set to expire September 30, 2007. The United Auto Workers represents the employees at this facility. There is the potential of a work stoppage at this location if the Company and the union cannot reach a timely agreement in contract negotiations. The Company expects to operate the facility in the event of a labor dispute, but there is a risk that such a labor dispute could result in a work stoppage and that, particularly if there were to be a work stoppage, the dispute could have a material impact on the Company’s operations and financial results.

•

Risks associated with operation of Middletown Works.    The Middletown Works labor agreement expired on February 28, 2006 and the parties were unable prior to its expiration to reach a new agreement. Effective March 1, 2006, the Company exercised its right to prevent the represented employees at the Middletown Works from continuing to work without a labor agreement. The Company implemented a contingency plan to operate the Middletown Works with salaried employees and temporary replacement workers. The current operating levels of nearly every unit at the Middletown Works meet or exceed the levels achieved prior to March 1, 2006. Nonetheless, there continue to be risks associated with operating the Middletown Works with temporary replacement workers, including, without limitation, the possibility of increased costs and reduced production levels from time to time.

While the previously listed items represent the most significant risks to the Company, the Company regularly monitors and reports all risks to Management by means of a formal Total Enterprise Risk Management program.

Item 1B.	Unresolved Staff Comments.

The Company has no unresolved Securities and Exchange Commission (“SEC”) staff comments.

Item 2.	Properties.

The Company’s current corporate headquarters building was constructed in 1917 and is located on 36 acres in Middletown, Ohio. On February 20, 2007, however, the Company announced that it will be moving its headquarters to a new building under construction in nearby West Chester, Ohio. The Company will continue to own its existing headquarters building and the property on which it is located, but intends to discuss the future of the building with Middletown leaders and officials. The Company initially will lease its new corporate headquarters building in West Chester, but has an option to purchase the building as of April 1, 2009. The initial term of the lease for the building is twelve years (subject to the purchase option), with two five-year options to extend the lease. Steelmaking, finishing and tubing operations are conducted at nine facilities located in Indiana, Kentucky, Ohio and Pennsylvania. All of these facilities are owned by the Company, either directly or through wholly-owned subsidiaries.

Coke manufacturing plants, blast furnaces, basic oxygen furnaces and continuous casters for the production of carbon steel are located at the Ashland Works in Kentucky and the Middletown Works in Ohio. A hot rolling mill, cold rolling mill, pickling lines, annealing facilities, temper mills and three coating lines are located at the Middletown Works, and one additional coating line is located at the Ashland Works. Together, these facilities are located on approximately 3,000 acres of land.

The Rockport Works in Indiana consists of a state-of-the-art continuous cold rolling mill, a continuous hot-dip galvanizing and galvannealing line, a continuous carbon and stainless steel pickling line, a continuous stainless steel annealing and pickling line, hydrogen annealing facilities and a temper mill. The 1.7 million square-foot plant is located on a 1,700-acre site.

The Butler Works in Pennsylvania, which is situated on 1,300 acres with approximately 3.5 million square feet of buildings, produces stainless, electrical and carbon steel. Melting takes place in three electric arc furnaces that feed an argon-oxygen decarburization unit and a vacuum degassing unit for refining molten metal. These units feed two double strand continuous casters. The Butler Works also includes a hot rolling mill, annealing and pickling units and two fully automated tandem cold rolling mills. It also has various intermediate and finishing operations for both stainless and electrical steels.

The Coshocton Works in Ohio, located on 650 acres, consists of a 570,000 square-foot stainless steel finishing plant, containing two Sendzimer mills and two Z-high mills for cold reduction, four annealing and pickling lines, nine bell annealing furnaces, four hydrogen annealing furnaces, two bright annealing lines and other processing equipment, including temper rolling, slitting and packaging facilities.

The Mansfield Works in Ohio, which produces stainless steel, consists of an approximate 1.6 million square-foot facility on a 350-acre site and includes a melt shop with two electric arc furnaces, an argon-oxygen decarburization unit, a thin-slab continuous caster, and a six-stand hot rolling mill.

The Zanesville Works in Ohio, with 508,000 square feet of buildings on 130 acres, is a finishing plant for some of the stainless and electrical steel produced at the Butler Works and Mansfield Works and has a Sendzimer cold rolling mill, annealing and pickling lines, high temperature box anneal and other decarburization and coating units. As previously identified above, the Company is currently expanding the electrical steel production capacity at its Zanesville Works.

AK Tube’s Walbridge plant, located in Ohio, operates six electric resistance weld tube mills, two slitters, two cut-to-length machines and various other processing equipment housed in a 330,000 square foot facility. AK Tube’s Columbus plant, located in Indiana, is a 142,000 square foot facility with eight electric resistance weld and two laser weld tube mills.

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

As previously reported, on June 29, 2000, the United States filed a complaint on behalf of the EPA against AK Steel in the U.S. District Court for the Southern District of Ohio (the “Court”), Case No. C-1-00530, for alleged violations of the Clean Air Act, the Clean Water Act and the RCRA at the Middletown Works. Subsequently, the State of Ohio, the Sierra Club and the National Resources Defense Council intervened. On April 3, 2006, a proposed Consent Decree in Partial Resolution of Pending Claims (the “Consent Decree”), executed by all parties, was lodged with the Court. After a 30-day notice period, the Consent Decree was entered by the Court on May 15, 2006. Under the Consent Decree, the Company will implement certain RCRA corrective action interim measures to address polychlorinated biphenyls (“PCBs”) in sediments and soils relating to Dicks Creek and certain other specified surface waters, adjacent floodplain areas, and other previously identified geographic areas. The Company also will undertake a comprehensive RCRA facility investigation at its Middletown Works and, as appropriate, complete a corrective measures study. Under the Consent Decree, the Company paid a civil penalty of $0.46 and will perform a supplemental environmental project that will remove ozone-depleting refrigerants from certain equipment at an estimated cost of $0.85. The Company anticipates that the cost of the remaining work required under the Consent Decree will be approximately $13.3, consisting of approximately $3.2 in capital investments and $10.1 in expenses. The Company has accrued the $10.1 for anticipated expenses associated with this project. The Company does not believe that there is a reasonable possibility that the actual cost of the work required under the Consent Decree will materially exceed the amount accrued and cannot reliably estimate at this time the timeframe during which the accrued or potential additional costs would be incurred.

On June 26, 2002, seventeen individuals filed a purported class action against AK Steel in the United States District Court for the Southern District of Ohio, Case No. C-1-02-467. As subsequently amended, the complaint alleges that AK Steel discriminates against African-Americans in its hiring practices and that AK Steel discriminates against all of its employees by preventing its employees from working in a racially-integrated environment free from racial discrimination. The named plaintiffs seek various forms of declaratory, injunctive and unspecified monetary relief (including back pay, front pay, lost benefits, lost seniority and punitive damages) for themselves and unsuccessful African-American candidates for employment at AK Steel. AK Steel has answered the complaint and discovery is ongoing. On January 19, 2007, the Court conditionally certified two subclasses of unsuccessful African-American candidates. No trial date has been set. AK Steel continues to contest this matter vigorously.

Since 1990, AK Steel (or its predecessor, Armco Inc.) has been named as a defendant in numerous lawsuits alleging personal injury as a result of exposure to asbestos. As of December 31, 2006, there were approximately 421 such lawsuits pending against AK Steel. The great majority of these lawsuits have been filed on behalf of people who claim to have been exposed to asbestos while visiting the premises of a current or former AK Steel facility. Approximately half of these premises suits arise out of claims of exposure at a facility in Houston, Texas that has been closed since 1984. When such an asbestos lawsuit initially is filed, the complaint typically does not include a specific dollar claim for damages. Only 148 of the 421 cases pending at December 31, 2006 in which AK Steel is a defendant include specific dollar claims for damages in the filed complaints. Those 148 cases involve a total of almost 2,620 plaintiffs and 17,885 defendants. In each, the complaint typically includes a monetary claim for compensatory damages and a separate monetary claim in an equal amount for punitive damages, and does not attempt to allocate the total monetary claim among the various defendants. For example, 121 of the 148 cases involve claims of $0.2 or less, eight involve claims of between $0.2 and $5.0, sixteen involve claims of between $5.0 and $15.0, and three involve claims of $20.0. In each case, the amount described is per plaintiff against all of the defendants, collectively. Thus, it usually is not possible at the outset of a case to determine the specific dollar amount of a claim against AK Steel. In fact, it usually is not even possible at the outset to determine which of the plaintiffs actually will pursue a claim against AK Steel. Typically, that can only be determined through written interrogatories or other discovery after a case has been filed. Thus, in a case involving multiple plaintiffs and multiple defendants, AK Steel initially only accounts for the lawsuit as one claim against it. After AK Steel has determined through discovery whether a particular plaintiff will pursue a claim against it, it makes an appropriate adjustment to statistically account for that specific claim. It has been AK Steel’s experience to date that only a small percentage of asbestos plaintiffs ultimately identify AK Steel as a target defendant from whom they actually seek damages and most of these claims ultimately are either dismissed or settled for a small fraction of the damages initially claimed. Set forth below is a chart showing the number of new claims filed (accounted for as described above), the number of pending claims disposed of (i.e. settled or otherwise dismissed), and the approximate net amount of dollars paid on behalf of AK Steel in settlement of asbestos-related claims in 2006 and 2005.

	2006	2005
New Claims Filed	60	186
Claims Disposed Of	65	112
Total Amount Paid in Settlements	$0.4	$1.3

Since the onset of asbestos claims against AK Steel in 1990, five asbestos claims against it have proceeded to trial in four separate cases. All five concluded with a verdict in favor of AK Steel. AK Steel intends to continue its practice of vigorously defending the asbestos claims asserted against it. Based upon its present knowledge, and the factors set forth above, AK Steel believes it is unlikely that the resolution in the aggregate of the asbestos claims against AK Steel will have a materially adverse effect on the Company’s consolidated results of operations, cash flows or financial condition. However, predictions as to the outcome of pending litigation, particularly claims alleging asbestos exposure, are subject to substantial uncertainties. These uncertainties include (1) the significantly variable rate at which new claims may be filed, (2) the impact of bankruptcies of other companies currently or historically defending asbestos claims, (3) the uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, (4) the type and severity of the disease alleged to be suffered by each claimant, and (5) the potential for enactment of legislation affecting asbestos litigation.

As previously reported, on January 2, 2002, John D. West, a former employee, filed a purported class action in the United States District Court for the Southern District of Ohio against the AK Steel Corporation Retirement Accumulation Pension Plan, or AK RAPP, and the AK Steel Corporation Benefit Plans Administrative Committee. Mr. West claims that the method used under the AK RAPP to determine lump sum distributions does not comply with the Employment Retirement Income Security Act of 1974 (“ERISA”) and resulted in underpayment of benefits to him and the other class members. As previously reported, on February 22, 2006, the Court entered a final judgment against the defendants in the approximate amount of $37.6 in damages and $8.6 in prejudgment interest, for a total of approximately $46.2, with post judgment interest accruing at the rate of 4.7% per annum until paid. Subsequently, the defendants filed a motion asking the Court to reconsider the method by which prejudgment interest was determined. On March 29, 2006, the Court granted the defendants’ motion and entered an amended final judgment which had the effect of reducing the prejudgment interest by approximately $1.3. After entry of the amended final judgment, the total liability of the defendants was approximately $44.9, with post judgment interest accruing at the rate of 4.7% per annum until paid. The defendants have appealed and intend to continue to contest this matter vigorously. Subsequent to the filing of the defendants’ appeal, Congress enacted the Pension Protection Act of 2006. That legislation may impact the pending West litigation appeal because it prospectively prohibits the use of the whipsaw method which the plaintiffs claim should be used to determine lump sum distributions in connection with cash balance plan distributions. The potential impact of the legislation has been separately briefed in the Court of Appeals. Oral argument in the appeal has been scheduled for March 16, 2007. While the matter is being contested, AK Steel is not accruing for this potential liability. In the event that the defendants do not prevail on appeal, the payment of the damages to class members under the Court’s orders may have an immediate negative impact on the Company’s consolidated financial position, results of operations and cash flows based upon the amount of the judgment plus accrued post-judgment interest at the time the judgment becomes final and its effect on the actuarially-determined pension liability and funding requirements.

As previously reported, on January 13, 2004, AK Steel notified the Armco Employees Independent Federation (referred to herein as the “AEIF,” but following a National Labor Relations Board election in July 2006, now the International Association of Machinists Local Lodge 1943), the union representing hourly employees at its Middletown Works, that it was suspending the minimum base force guarantee of 3,114 employees contained in the parties’ collective bargaining agreement pursuant to authority granted in that agreement. Subsequently, the union filed a grievance contesting the right of AK Steel to take such action. On July 1, 2004, the arbitrator upheld, subject to certain limitations, the right of AK Steel to suspend the minimum base force guarantee through at least May 10, 2005. The arbitrator further held that the union subsequently could seek a new hearing to determine whether the base force should continue to be suspended after that date. The union did seek such a hearing and on July 1, 2005, the arbitrator issued a ruling (the “July 1, 2005 Award”) which formally ended the base force suspension and required AK Steel to recall certain laid-off employees, but did not require AK Steel to hire new employees to return to the base force number of 3,114. More specifically, the arbitrator’s ruling required AK Steel to offer to recall 108 laid-off employees to raise the total Middletown Works hourly workforce to a level of 2,761, subject to attrition, by September 30, 2005. AK Steel has complied with this portion of the July 1, 2005 Award. Of the 108 employees offered recall, 71 returned to work. In lieu of hiring new, additional employees to return the hourly workforce to the 3,114 base force level, the July 1, 2005 Award allows AK Steel to elect to make payments into a fund. The fund would be used for two purposes. The first purpose would be to establish a voluntary employees’ beneficiary association (“VEBA”) that would be used under certain circumstances after August 1, 2007 to pay for out-of-pocket medical expenses for Middletown Works retirees and/or for then active Middletown Works bargaining unit employees. The second would be for use by a committee established under the collective bargaining agreement to facilitate returning to the AEIF bargaining unit work that had been contracted out to third parties. The amount of the payments to be made into this fund was determined by the arbitrator in a decision issued October 7, 2005. That decision provided that, in the event AK Steel does not hire any new employees to reduce the current shortfall from the minimum base force number, the amount of the payment into the “in lieu of” fund would be approximately $0.5 per week until the expiration of the parties’ collective bargaining agreement on February 28, 2006. The amount of that payment would be reduced to the extent that AK Steel hired to reduce the current shortfall. The decision further noted that laid off employees are counted for purposes of determining the minimum base force number, such that AK Steel could avoid making payments into the so-called “in lieu of” fund by hiring to meet the minimum base force number of 3,114, and then laying off any of these recently-hired employees whose active employment is not needed at the Middletown Works. On September 29, 2005, the AEIF filed an action against AK Steel in the United States District Court for the Southern District of Ohio, Case No. 1:05-CV-639, in which the AEIF seeks to vacate that portion of the July 1, 2005 Award which authorizes AK Steel to make payments into a fund in lieu of hiring to return to the minimum base force number of 3,114. On November 2, 2005, AK Steel answered the complaint and filed counterclaims seeking to vacate certain aspects of the July 1, 2005 Award, including the portion which addresses payments into a fund in lieu of hiring to return to the minimum base force number of 3,114, and for other appropriate relief. On June 2, 2006, the parties filed cross motions for summary judgment. The Court vacated the previously scheduled trial date of February 12, 2007 and instead held a hearing on the cross motions for summary judgment on that date. The issues addressed in the cross motions have been fully briefed and argued and the parties are awaiting a decision by the Court with respect to those issues. AK Steel intends to contest this matter vigorously, including the requirement that AK Steel hire to return to a minimum base force number of 3,114 or alternatively make payments into a fund in lieu of such hiring to reach that number. While the matter is being contested, AK Steel is not paying or accruing these payments. The AEIF and AK Steel also may address the issues which are the subject of the pending litigation during the negotiations for a new collective bargaining agreement to replace the existing agreement which expired on February 28, 2006.

On June 1, 2006, AK Steel notified approximately 4,600 of its current retirees who formerly were hourly and salaried members of the AEIF that AK Steel was terminating their existing healthcare insurance benefits plan and implementing a new plan more consistent with current steel industry practices which would require the retirees to contribute to the cost of their healthcare benefits, effective October 1, 2006. Subsequent to that notice, the AEIF stated publicly that it would file a legal action against AK Steel challenging AK Steel’s right to modify the retirees’ healthcare benefits. In response to the AEIF’s statement, AK Steel filed a declaratory judgment action (the “AK Steel Action”) on June 9, 2006, in the United States District Court for the Southern District of Ohio, Case No. 3-06CV0171, asking the court to determine that AK Steel had the legal right to make the changes to retiree healthcare benefits which were the subject of its June 1, 2006 notice. On July 18, 2006, a group of nine former hourly and salaried members of the AEIF filed a separate purported class action (the “Retiree Action”) in the United States District Court for the Southern District of Ohio, Case No. 1-06CV0468, alleging that AK Steel did not have a right to make changes to their healthcare benefits. The named plaintiffs in the Retiree Action seek injunctive relief (including an order retroactively rescinding the changes) and unspecified monetary relief for themselves and the other members of the putative class. On August 22, 2006, AK Steel elected to voluntarily dismiss the AK Steel Action without prejudice in light of the filing of the Retiree Action. On August 4, 2006, the plaintiffs in the Retiree Action filed a motion for a preliminary injunction seeking to prevent AK Steel from implementing the previously announced changes to healthcare benefits with respect to the AEIF-represented hourly employees. AK Steel opposed that motion, but on September 22, 2006 the trial court issued an order granting the motion. On that same day, AK Steel filed a notice of appeal to the United States Court of Appeals for the Sixth Circuit seeking a reversal of the decision to grant the preliminary injunction. Discovery is ongoing in the Retiree Action. The trial in that action is scheduled to commence January 14, 2008. AK Steel intends to contest this matter vigorously.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

Executive Officers of the Registrant

The following table sets forth the name, age and principal position with the Company of each of its executive officers as of February 28, 2007:

Name	Age	Positions with the Company
James L. Wainscott	49	Chairman of the Board, President and Chief Executive Officer
David C. Horn	55	Senior Vice President, General Counsel and Secretary
John F. Kaloski	57	Senior Vice President, Operations
Albert E. Ferrara, Jr.	58	Vice President, Finance and Chief Financial Officer
Douglas W. Gant	48	Vice President, Sales and Customer Service
Alan H. McCoy	55	Vice President, Government and Public Relations
Thomas F. McKenna	61	Vice President, Labor Relations
Lawrence F. Zizzo, Jr.	58	Vice President, Human Resources

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

Lawrence F. Zizzo, Jr. was elected Vice President, Human Resources in January 2004. Before joining the Company, Mr. Zizzo was Vice President, Human Resources at National Steel Corporation. Prior to that position, Mr. Zizzo was Regional Director, Human Resources at National Steel.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

AK Holding’s common stock has been listed on the New York Stock Exchange since April 5, 1995 (symbol: AKS). The table below sets forth, for the calendar quarters indicated, the reported high and low sales prices of the common stock:

2006	High	Low
First Quarter	$15.45	$7.58
Second Quarter	$15.95	$11.11
Third Quarter	$14.33	$11.57
Fourth Quarter	$17.31	$11.62

2005	High	Low
First Quarter	$18.23	$10.50
Second Quarter	$11.50	$6.23
Third Quarter	$9.79	$6.32
Fourth Quarter	$9.00	$6.28

As of February 23, 2007 there were 111,034,963 shares of common stock outstanding and held of record by 6,663 stockholders. Because depositories, brokers and other nominees held many of these shares, the number of record holders is not representative of the number of beneficial holders.

AK Steel has not declared or paid a common stock dividend since the second quarter of 2001. The payment of cash dividends is subject to a restrictive covenant contained in the instruments governing most of its outstanding senior debt. The covenant allows the payment of dividends, if declared by the Board of Directors, and the redemption or purchase of shares of its outstanding capital stock, subject to a formula that reflects cumulative net earnings. As a result of cumulative losses recorded since 2002, the Company currently is unable to pay a dividend under this formula.

The Company made no open market purchases of any of its equity securities during the fourth quarter of 2006 or at any time during the year 2006.

The following graph compares cumulative total stockholder return on the Company’s Common Stock for the five-year period from January 1, 2002 through December 31, 2006 with the cumulative total return for the same period of (i) the Standard & Poor’s Stock Index and (ii) S&P 500 Metals & Mining Index. The S&P 500 Metals & Mining Index is made up of Alcoa Inc., Phelps Dodge Corporation, Newmont Mining Corporation, Nucor Corporation, Freeport-McMoRan Copper & Gold Inc., Allegheny Technologies Inc., and United States Steel Corporation. These comparisons assume an investment of $100 at the commencement of the period and reinvestment of dividends.

Item 6.	Selected Financial Data.

The following selected historical consolidated financial data for each of the five years in the period ended December 31, 2006 have been derived from the Company’s audited consolidated financial statements. On March 31, 2004, the Company sold Douglas Dynamics, LLC, and on April 12, 2004, it completed the sale of Greens Port Industrial Park. In addition, on April 19, 2002 the Company sold its Sawhill Tubular division. The results of Douglas Dynamics, Greens Port Industrial Park and Sawhill Tubular are classified as discontinued operations. The selected historical consolidated financial data presented herein are qualified in their entirety by, and should be read in conjunction with, the consolidated financial statements of the Company set forth in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in Item 7.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(dollars in millions, except per share data)
Statement of Operations Data:
Net sales	$6,069.0	$5,647.4	$5,217.3	$4,041.7	$4,158.8
Cost of products sold (exclusive of items below)	5,452.7	4,996.8	4,553.6	3,886.9	3,628.7
Selling and administrative expenses	207.7	208.4	206.4	243.6	242.8
Depreciation	194.0	196.4	206.2	221.7	221.2
Other operating items:
Pension and other postretirement benefits charge (1)	133.2	54.2	330.8	240.1	816.8
Asset impairment charges (2)	—	31.7	—	—	—
Curtailment and labor contract charges (1)	15.8	12.9	—	—	—
Insurance settlement (3)	—	—	—	—	(23.9)
Impairment of equity investment (3)	—	33.9	—	—	10.9
Goodwill impairment (3)	—	—	—	101.2	—

Total operating costs	6,003.4	5,534.3	5,297.0	4,693.5	4,896.5

Operating profit (loss)	65.6	113.1	(79.7)	(651.8)	(737.7)
Interest expense	89.1	86.8	110.1	117.8	128.3
Loss on early retirement of debt (4)	—	—	8.7	—	31.7
Gain on sale of Anthem stock (4)	—	—	—	—	24.1
Other income (expense)	20.4	11.7	5.2	(3.4)	—

Income (loss) from continuing operations before income tax	(3.1)	38.0	(193.3)	(773.0)	(873.6)
Income tax provision due to state tax law changes	5.7	32.6	—	—	—
Income tax provision (benefit) (4)	(20.8)	6.2	(223.8)	(178.6)	(353.2)

Income (loss) from continuing operations	12.0	(0.8)	30.5	(594.4)	(520.4)
Income and gain on sale from discontinued operations (5)	—	—	207.9	34.0	18.0
Cumulative effect of accounting change (6)	—	(1.5)	—	—	—

Net income (loss)	$12.0	$(2.3)	$238.4	$(560.4)	$(502.4)

Basic earnings per share:
Income (loss) from continuing operations	$0.11	$(0.01)	$0.28	$(5.48)	$(4.84)
Income from discontinued operations	—	—	1.91	0.31	0.17
Cumulative effect of accounting change	—	(0.01)	—	—	—

Net income (loss)	$0.11	$(0.02)	$2.19	$(5.17)	$(4.67)

Diluted earnings per share:
Income (loss) from continuing operations	$0.11	$(0.01)	$0.28	$(5.48)	$(4.84)
Income from discontinued operations	—	—	1.90	0.31	0.17
Cumulative effect of accounting change	—	(0.01)	—	—	—

Net income (loss)	$0.11	$(0.02)	$2.18	$(5.17)	$(4.67)

	As of December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data:
Cash and cash equivalents	$519.4	$519.6	$377.1	$54.7	$282.5
Working capital	1,616.0	1,343.0	1,360.1	579.1	839.4
Total assets	5,517.6	5,487.9	5,452.7	5,025.6	5,399.7

Current portion of long-term debt	—	—	—	62.5	62.5
Long-term debt (excluding current portion)	1,115.2	1,114.9	1,109.7	1,197.8	1,259.9
Current portion of pension and postretirement benefit obligations	157.0	237.0	159.9	141.4	102.2
Long-term pension and postretirement benefit obligations (excluding current portion)	2,927.6	3,115.6	3,264.1	2,940.6	2,580.5
Stockholders’ equity (deficit)	417.0	220.5	197.4	(52.8)	529.3

(1)	Under its method of accounting for pensions and other postretirement benefits, the Company recorded fourth quarter corridor charges in 2006, 2005, 2004, 2003 and 2002. Included in 2006 is a curtailment charge of $10.8 associated with new Butler and Zanesville Works labor agreements and one-time charges of $5.0 related to contract negotiations. Also included in 2005 is a curtailment charge of $12.9 associated with the new labor agreement at the Company’s Ashland Works. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 1 to the consolidated financial statements for additional information.
(2)	In 2005, the Company recorded an asset impairment charge of $31.7 related to certain previously idled stainless processing equipment at its Butler and Mansfield Works.
(3)	In 2005, the Company recorded an asset and equity investment impairment charge of $33.9 related to a decision by AK-ISG Steel Coating Company to indefinitely idle its electrogalvanizing line by March 31, 2006. In 2003, the Company recorded an impairment of its steel operations goodwill. In 2002, the Company recorded a gain on the insurance settlement of certain asbestos and environmental claims, and recognized losses on the impairment of an equity investment.
(4)	In 2004, the Company reversed previously impaired valuation allowances of its deferred tax assets in the amount of $125.1. In 2003, the Company recorded an increase in the valuation allowance of its deferred tax assets of $87.3. In 2002, the Company recorded a gain on the sale of shares received as a distribution in 2001 from its primary health insurance provider upon the demutualization of that company. In addition, in 2004 and 2002, the Company recognized losses on the early retirement of long-term debt.
(5)	On March 31, 2004 the Company sold Douglas Dynamics, LLC and on April 12, 2004 completed the sale of Greens Port Industrial Park. As a result, the Company reported an aggregate gain of $201.4 on the sales. During 2004, 2003 and 2002 the Company also reported income from these discontinued operations of $6.5, $34.0 and $18.0, respectively.
(6)	The Company’s adoption during the fourth quarter of 2005 of FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143”, resulted in the Company recording a charge of $1.5.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operations Overview

The Company’s continuing operations consist of seven steelmaking and finishing plants that produce flat-rolled carbon steels, including premium-quality coated, cold-rolled and hot-rolled products, and specialty stainless and electrical steels that are sold in slab, hot band, sheet and strip form. These products are sold primarily to the domestic automotive, appliance, industrial machinery and equipment, and construction markets, as well as to distributors, service centers and converters. The Company’s continuing operations also include two plants operated by AK Tube which further finishes flat-rolled carbon and stainless steel into welded steel tubing. In addition, the Company operates European trading companies that buy and sell steel and steel products.

Safety, quality and productivity are hallmarks of AK Steel’s operations. AK Steel has led the steel industry in safety performance for many years. In 2006, the Company experienced its best-ever safety performance and received several safety awards. Similarly, the Company has been recognized repeatedly in leading surveys for being industry-best in overall quality for carbon, stainless and electrical steels. The Company also had its overall best-ever performance in 2006 with respect to customer claims, with many of its plants setting new records in various quality metrics. The Company received a variety of quality awards from customers and others in 2006. All of the Company’s steel plants have been awarded ISO/TS 16949:2002 Quality Management System certification, which is an international quality management system standard developed by the International Automotive Task Force and the Japan Automobile Manufacturers Association in conjunction with the international standards community. All of the Company’s steel facilities also have been awarded certificates of registration under ISO 14001, a set of voluntary environmental management systems standards that enable an organization to control the impact of its activities, products or services on the environment. Audits to maintain these certifications are performed on a periodic and timely basis, and the Company continues to be ISO/TS16949:2002 and ISO 14001 certified. With respect to productivity, in 2006 the Company continued to improve on its historically excellent productivity performance and achieved record performances at numerous units at all locations, including casting, hot rolling and finishing at Middletown Works. There were productivity and yield improvements in units at all locations, with the most significant strides taking place at the Company’s stainless and specialty steel plants. At those locations, numerous annual production records were shattered, with a double-digit number of records set at the Company’s Coshocton Works, Mansfield Works and Zanesville Works. In addition, the Company’s Butler Works cast more than one million tons for the first time ever and set more than fifty production records in 2006. The Company’s Rockport Works was named one of the Best Plants in North America by Industry Week, and was also honored with the U.S. Senate Productivity Award.

The Company announced or completed several capital projects in 2006 which should have a favorable ongoing impact on its operations and financial results. In April 2006, the Company announced a capital investment of $14.0 for the second phase of a project to increase production capacity for high quality, grain oriented electrical sheet steels. The first phase of the project included investments for equipment upgrades at Butler and Zanesville Works and the introduction of new operating practices and was completed in 2006. Phase two of the project will upgrade existing production equipment at the Company’s Butler Works and is expected to be completed in early 2007. In October 2006, the Company announced a third phase of its project to increase production capacity for high quality, grain-oriented electrical sheet steels. The third phase involves a capital investment of approximately $55.0 and will increase production capacity by approximately 12%. Upon completion of this third phase, the Company’s electrical steel production capacity will increase to an annual rate of about 335,000 tons by mid-2008. Collectively, the three phases of this project are aimed at helping the Company meet strong market demand for electrical steel products.

The Company announced in April 2006 that it would make an $8.5 capital investment to expand tubular production capacity at the Walbridge, Ohio AK Tube plant. This capital investment gives the Company the capability to produce large diameter stainless steel tubing that will help heavy duty truck manufacturers meet stringent new U.S. EPA standards for diesel vehicle emissions. The project was completed and the new line started up in September 2006.

2006 Financial Results Overview

With an environment of improved customer relations, improved customer and labor contracts, and the realization of cost savings from initiatives that management began in the fourth quarter of 2003, the Company experienced significant improvements in 2006 in its sales and operating results, excluding the effect of certain non-cash charges discussed in more detail below. Net sales increased by more than 7% over 2005 and established a new record for the Company in 2006. The average annual selling price for the Company’s products rose to $984 per ton, also a Company record. The continued strong operating results enabled the Company to continue to maintain its cash position, despite making $209.0 in early, voluntary contributions to the Company’s pension trust fund and $76.2 in capital expenditures during the year. The Company ended the year with $519.4 of cash and $544.3 of availability under its two credit facilities, representing total liquidity of $1,063.7.

Although operating results continue to be strong, there also were continued financial challenges. The Company had to contend with large, unprecedented increases in the costs for raw materials and energy in 2006. As a result, the cost of products sold increased by approximately 9% from the prior year. Due to competitive forces, the Company was not able to recoup a portion of those increased costs through price increases. The Company also incurred additional costs associated with the lockout of hourly employees at the Company’s Middletown Works that began on March 1, 2006. However, as the year progressed, the Company was able to significantly reduce those lockout-related costs. Also, because of the nature of its business, the Company continues to incur significant costs to comply with stringent, and in some instances newly-imposed environmental regulations. For example, starting in 2005 and continuing into 2006 the Company invested approximately $65.0 to install new environmental equipment at its Middletown Works to comply with newly-imposed regulations governing particulate emissions. The first phase of that project was completed in May 2005 and the second phase was completed in April 2006. Also, in 2006 the Company began work pursuant to a Consent Decree to address PCBs in the sediments and soils relating to Dicks Creek and certain other specified surface waters, adjacent floodplain areas, and other geographic areas. Additional information concerning these remediation activities is contained in the “Legal Proceedings” section above.

The Company was able to partially overcome these increased costs in 2006 by increasing selling prices, improving productivity, lowering operating and overhead costs, reducing discretionary spending wherever prudent, and where possible, adding various raw material and energy surcharges to the price of carbon, stainless and electrical steel product sales. Overall, management is very pleased with the progress made in 2006 and the ongoing efforts of its employees to help the Company move toward its goal of returning to sustained profitability.

Key Factors Generally Impacting Financial Results

AK Steel’s financial results are primarily affected by its operating levels and resulting shipments, selling prices, production costs, raw material and energy costs, mix of products sold to the Company’s various markets, and significant pension and other postretirement benefits costs. In addition, the Company’s results also are affected by the overall cyclical nature of the steel industry and global steel competition. A significant factor often affecting the steel industry cycle is the performance of the general economy. The steel industry was particularly hard hit by the economic downturn that ended in 2003. A number of steel companies, including large and small competitors of AK Steel, filed for bankruptcy protection during that downturn. Many of the steelmaking assets of these bankrupt companies were purchased through the bankruptcy process. The acquiring companies which now operate these assets are able to enjoy cost advantages resulting principally from the elimination of large portions of their predecessors’ retiree pension and healthcare costs. In addition, the Company also must compete in certain product lines with the domestic mini-mills, who can have some competitive cost advantages as a result of their different production processes and non-union work forces. The strong competition from these domestic lower-cost steelmaking companies can impact the Company’s operating results and financial condition from year to year. The steel industry also continues to be impacted by both the consolidation of competitors globally and competition from foreign steel companies. In addition, the steel industry is being impacted by the production and consumption of steel in China which has increased the demand and price for key raw materials used in making steel. Imports of finished products from China, particularly carbon products, have increased the available supply domestically and contributed to the reduced spot market price for carbon steel in the latter part of 2006.

2006 Compared to 2005

Shipments

Steel shipments in 2006 were 6,168,600 tons, compared to 6,418,200 tons in 2005. The year-to-year decrease was primarily a result of reduced demand from the domestic automotive and appliance markets, particularly with respect to coated and cold-rolled products, offset in part by increased shipments of hot-rolled carbon and electrical steel products. The increase in hot-rolled shipments was due to opportunistic sales into the market for those products, particularly at times of reduced orders for coated and cold-rolled products. Shipments of stainless/electrical products also increased primarily as the result of continued strong demand for electrical steel products. The increased capacity and production of the Company’s electrical steel production facilities during 2006 enabled the Company to take greater advantage in 2006 of the strong demand for these products. Tubular shipments declined slightly as the result of a decline in 2006 of demand from the domestic automotive market. Overall, value-added products comprised 81.7% of total shipments for 2006, down from 86.0% for 2005, principally as a result of lower cold-rolled and coated shipments partially offset by higher stainless and electrical shipments. In addition, the Company had higher hot-rolled shipments. Tons shipped by product category for 2006 and 2005 were as follows:

(tons in thousands)	2006		2005
Stainless/electrical	1,093.9	17.7%	993.8	15.5%
Coated	2,706.7	43.9%	3,155.8	49.2%
Cold-rolled	1,066.4	17.3%	1,193.7	18.6%
Tubular	169.9	2.8%	175.0	2.7%

Subtotal value-added shipments	5,036.9	81.7%	5,518.3	86.0%
Hot-rolled	861.5	14.0%	654.5	10.2%
Secondary	270.2	4.3%	245.4	3.8%

Subtotal non value-added shipments	1,131.7	18.3%	899.9	14.0%

Total shipments	6,168.6	100.0%	6,418.2	100.0%

Net Sales

Net sales in 2006 were a Company record $6,069.0, compared to $5,647.4 in 2005, up over 7% from the prior year’s record sales. The year-to-year increase was driven by a record average annual selling price of approximately $984 per ton. Several factors helped drive this improvement. They consisted principally of increased contract prices for the Company’s carbon steel products, increased contract prices and volumes for the Company’s electrical steel products, continued high demand in the stainless steel markets, and higher surcharges on its stainless steel shipments. These factors were somewhat mitigated by declining selling prices in the carbon spot market, primarily with respect to sales to the distributor and service center markets, as the result of strong competitive market conditions in 2006. The price increases and surcharges were needed to address the unprecedented increases in the costs of energy and certain key raw materials which the Company has experienced in recent years. The Company implemented variable pricing on approximately half of its contract shipments in 2006. Contract sales represented approximately 65% of its total shipments for the year.

Automotive sales as a percentage of total sales declined to about 41% in 2006 from 45% in 2005. This decline resulted principally from an increase in revenues from non-automotive sales. This non-automotive revenue increase was caused primarily by higher prices for electrical and certain other high-end non-automotive products, and an increased volume of electrical sales. Sales attributable to major market groups as a percent of total sales for 2006 and 2005 were as follows:

	2006	2005
Automotive	41%	45%
Appliance, Industrial Machinery and Equipment, and Construction	29%	25%
Distributors, Service Centers and Converters	30%	30%

Operating Profit and Adjusted Operating Profit

The Company’s reported operating profit for the year 2006 was $65.6, compared to an operating profit of $113.1 for 2005. Included in both of these annual results were large pre-tax, primarily non-cash charges, which are described more fully below. If those charges are excluded, the Company’s adjusted operating profits for the years 2006 and 2005 would be $214.6 and $245.8, respectively.

Exclusion of the non-cash charges, discussed below, from the operating results is presented in order to clarify the effects of those charges on the Company’s operating results and to more clearly reflect the operating performance of the Company on a comparative basis for 2006 and 2005. The excluded charges consist of other postretirement benefit corridor charges (“the corridor charges”), asset and equity investment impairment charges, pension curtailment charges and other one-time charges related to the new Butler and Zanesville union contracts that were obtained during 2006.

The corridor charges are recorded in the fourth quarter in accordance with the method of accounting for pension and other postretirement benefits which the Company adopted as a result of its merger with Armco Inc. in 1999. Since 2001, the Company has recorded approximately $1.8 billion in non-cash pre-tax corridor charges as a result of this accounting treatment. While these corridor charges have recurred over the past six years, it is impossible to reliably forecast or predict whether they will occur in future years or, if they do, what the magnitude will be. They are taken only in the fourth quarter of a calendar year and are driven mainly by events and circumstances beyond the Company’s control, primarily changes in interest rates, health care cost trends, and mortality and retirement assumptions. These corridor charges have resulted in a significant negative impact on the Company’s financial statements including a substantial reduction in the Company’s stockholders’ equity. Additional information concerning these corridor charges is contained in the “Asset Impairment and Pension & OPEB Charges” section below.

The 2006 curtailment charges and other one-time charges were the result of the new labor agreements that the Company recently entered into with the represented employees at the Company’s Butler and Zanesville Works. Under these agreements, the existing defined benefit pension plan was “locked and frozen” in 2006, with subsequent Company contributions being made to a Company-provided 401(k) plan. As a result, the Company was required to recognize in 2006 the past service pension expense that previously would have been amortized. These agreements extend until 2012 and no further curtailment or other charges are anticipated to recur for the duration of the agreements. Additional information concerning these charges is contained in the “Asset Impairment and Pension & OPEB Charges” section below.

The 2005 curtailment charge is the result of the new labor agreement that the Company entered into with the represented employees at the Company’s Ashland Works. Under this agreement, the existing defined benefit pension plan was “locked and frozen” as of January 1, 2006, with subsequent Company pension contributions being made to the Steelworkers Pension Trust. As a result, the Company was required to recognize in 2005 the past service pension expense that previously would have been amortized. This agreement extends until 2010 and no further curtailment charge is anticipated to recur for the duration of the agreement. Additional information concerning these charges is contained in the “Asset Impairment and Pension & OPEB Charges” section below.

The asset and equity investment impairment charges in 2005 are the result of idling or closing facilities which the Company does not currently foresee having a need to use. The actions resulting in the write-offs will better position the Company for the future by further consolidating and rationalizing its operations to be more cost effective and allowing for the maximization of the productivity of its other operations. The Company has reviewed all of its assets carefully and does not believe that it is reasonably likely that further asset impairments will occur within the foreseeable future. Additional information concerning this charge is contained in the “Asset Impairment and Pension & OPEB Charges” section below.

Management believes that reporting operating profit on an adjusted basis, which is not a financial measure under generally accepted accounting principles (“GAAP”), more clearly reflects the Company’s current operating results and provides investors with a better understanding of the Company’s overall financial performance. In addition, the adjusted operating results facilitate the ability to compare the Company’s financial results to those of our competitors. Management views the reported results of adjusted operating profit as an important operating performance measure and, as such, believes that the GAAP financial measure most directly comparable to it is operating profit. Adjusted operating profit is used by management as a supplemental financial measure to evaluate the performance of the business. Management believes that this non-GAAP measure, when analyzed in conjunction with the Company’s GAAP results and the accompanying reconciliations, provides additional insight into the financial trends of the Company’s business versus the GAAP results alone. Management also believes that investors and potential investors in the Company’s securities should not rely on adjusted operating profit as a substitute for any GAAP financial measure and the Company encourages investors and potential investors to review the reconciliations of adjusted operating profit to the comparable GAAP financial measure. While management believes that the non-GAAP measures allow for comparability to competitors, the most significant limitation on that comparison is that the Company immediately recognizes the pension and other postretirement benefit corridor charges in the fourth quarter of the current year. The Company’s competitors do not recognize these pension and other postretirement costs immediately, but instead, amortize these costs over future years. Management compensates for the limitations of this non-GAAP financial measure by recommending that these non-GAAP measures be evaluated in conjunction with the GAAP financial measures.

The following table reflects the reconciliation of non-GAAP financial measures for the full year 2006 and 2005 results:

Reconciliation of Operating Profit to Adjusted Operating Profit

	2006	2005
Operating profit, as reported	$65.6	$113.1
Other postretirement benefit corridor charges	133.2	54.2
Asset impairment charges	—	65.6
Curtailment charges	10.8	12.9
Labor contract charges	5.0	—

Adjusted operating profit	$214.6	$245.8

Operating Costs

Operating costs in 2006 and 2005 were $6,003.4 and $5,534.3, respectively. Operating costs for 2006 were negatively affected by higher steelmaking input costs, principally with respect to energy and certain raw materials. Compared to 2005, costs for various raw material and energy costs, including natural gas, iron ore, coal, and purchased slabs increased by over $250.0 in 2006. As a result of the progressively increasing costs during the year, the Company recorded LIFO charges in both 2006 and 2005 of $156.2 and $60.1, respectively. The Company also incurred higher operating costs at the Company’s Middletown Works due to the lockout of the Middletown Works hourly workforce. The lockout of hourly employees at the Company’s Middletown Works began on March 1, 2006, following the expiration on February 28, 2006 of a collective bargaining agreement between AK Steel and the union that represents hourly employees at the plant. In order to continue meeting customer requirements, the Company implemented a contingency plan to continue operating the Middletown Works with a temporary replacement workforce. Particularly during the first several months, the lockout resulted in higher operating costs for the Company. As the year progressed, however, the Company was able to significantly reduce those lockout-related costs. For the year 2006, the Company incurred approximately $60.0 in higher operating costs associated with the lockout, consisting principally of training and overtime costs and the recognition of fixed costs related to reduced operating levels as the Company operated Middletown Works with a temporary replacement workforce. In addition, the Company incurred approximately $9.0 in contingency planning and preparation costs.

Selling and Administrative Expense

The Company’s selling and administrative expense decreased slightly in 2006.

Depreciation Expense

Depreciation expense declined slightly from $196.4 in 2005 to $194.0 in 2006, principally as the result of a similar relative decline in the Company’s capital spending in recent years.

Goodwill Impairment

The Company is required to annually review its goodwill for possible impairment. The 2006 and 2005 annual reviews did not result in any goodwill impairment for the Company.

Asset Impairment and Pension & Other Postretirement Employee Benefit (“OPEB”) Charges

In the fourth quarter of 2005, AK-ISG Steel Coating Company (“AK-ISG”), a joint venture that operated an electrogalvanizing line in Cleveland, OH, made the decision to indefinitely idle that facility effective March 31, 2006. The Company determined that it was able to fully satisfy its electrogalvanizing requirements, under prevailing market conditions, solely through its own facilities and would no longer need to utilize the AK-ISG electrogalvanizing line. As a result, the Company fully impaired its investment in AK-ISG, resulting in a charge of $33.9 in 2005. In August 2006, the Company entered into an agreement with the other party to the joint venture whereby that party assumed the Company’s portion of the venture’s assets and liabilities, including the lease guarantee, and agreed to indemnify the Company from any liabilities related to the joint venture. The Company also recorded an impairment charge of $31.7 related to certain previously-idled stainless processing equipment at its Butler Works and Mansfield Works. The Company determined that it was able to support its stainless markets through operating efficiencies at its other processing facilities. These actions have helped better position the Company for the future by further consolidating and rationalizing its operations, allowing it to be more cost effective and enabling it to maximize the productivity of its other operations. The Company has reviewed all of its assets carefully and does not believe that it is reasonably likely that significant asset impairments will occur within the foreseeable future.

Under the method of accounting for pension and other postretirement benefit plans which the Company adopted at the time of its merger with Armco Inc. in 1999, the Company recognized fourth quarter non-cash charges in 2006 and 2005 of $133.2 and $54.2, respectively, with respect to its benefit plans. Under this method of accounting, the Company is required to recognize into its results of operations, as a fourth quarter non-cash “corridor” adjustment, any unrecognized actuarial net gains or losses that exceed 10% of the larger of projected benefit obligations or plan assets. Amounts inside this 10% corridor are amortized over the average remaining service life of active plan participants. Actuarial net gains and losses occur when actual experience differs from any of the many assumptions used to value the benefit plans, or when the assumptions change, as they may each year when a valuation is performed. The effect of prevailing interest rates on the discount rate used to value projected plan obligations as of the October 31 measurement date is one of the more important factors used to determine the Company’s year-end liability, fourth quarter corridor adjustment and subsequent year’s expense for these benefit plans. The Company’s 2005 corridor charge of $54.2 was caused principally by an increase in health care costs. The 2006 corridor charge of $133.2 was caused principally by an increase in health care costs and the large number of early retirements of employees eligible for retiree healthcare benefits at the Company’s Middletown Works.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“FAS 158”). FAS 158 provides new guidance for accounting for pensions and other postretirement benefit plans. This new guidance requires companies to recognize on their balance sheet the overfunded or underfunded position of their plans with a corresponding adjustment to accumulated other comprehensive income, net of tax. The new guidance for the recognition and disclosure provisions went into effect for the Company as of December 31, 2006. The adoption of FAS 158 resulted in a reduction of the Company’s intangible asset of $32.9, a decrease in pension and other postretirement benefit liabilities of $159.8 and an increase to equity of $142.7, net of tax. Also, prior to the adoption of FAS 158, in 2006 the Company recorded a net credit to equity of $29.7 to recognize its minimum pension liability. FAS 158 will require the Company to change its measurement date from October 31 to December 31 effective December 31, 2008.

In the third quarter of 2006, the Company recognized a curtailment charge and other one-time charges in the aggregate amount of $15.8 related to new labor agreements negotiated during 2006 with the represented employees at the Company’s Butler Works and Zanesville Works. Under these agreements, the existing defined benefit pension plan at each facility was “locked and frozen” in 2006, with subsequent Company contributions being made to Company-provided 401(k) plans. As a result, the Company was required to recognize in 2006 the past service pension expense that previously would have been amortized. On balance, the future benefits associated with these new labor agreements, including the locking and freezing of the defined benefit plans, will outweigh the $15.8 one-time fourth-quarter curtailment and other charges noted above, as well as the Company’s ongoing contributions to the new 401(k) plans.

The Company recognized a fourth-quarter curtailment charge in 2005 of $12.9 related to the labor contract negotiated with the represented employees at the Company’s Ashland Works. Under that agreement, the existing defined benefit pension plan was “locked and frozen” as of January 1, 2006, with subsequent Company pension contributions being made to the Steelworkers Pension Trust. As a result, the Company was required to recognize in 2005 the past service pension expense that previously would have been amortized. On balance, the future benefits associated with the new labor agreement, including the locking and freezing of the defined benefit plans will outweigh the one-time fourth quarter curtailment charge and the ongoing contributions to the Steelworkers Pension Trust.

Interest Expense

The Company’s interest expense for 2006 was $89.1, which was $2.3 higher than in 2005. This increase was due primarily to higher interest rates on the Company’s variable rate debt and lower capitalized interest as a result of lower capital spending in 2006 than in 2005.

Other Income

The Company’s other income for 2006 was $20.4, which was $8.7 higher than in 2005. This increase was due primarily to more interest income from higher rates on slightly increased levels of cash.

Net Income (Loss)

The Company’s net income in 2006 was $12.0, or $0.11 per share. In 2005, the Company reported a net loss of $2.3, or $0.02 per share. The improvement from 2005 to 2006 was principally a result of an increase in net sales due to a significant increase in the average selling price for the Company’s steel products, particularly with respect to various contract customers and electrical steel products. The amount of this improvement was negatively affected by an increase in (a) the cost of products sold, due principally to higher raw material and energy costs, (b) Middletown Works lockout-related costs and (c) the corridor charge and other unusual items. The average sales price for the Company’s products increased to $984 per ton in 2006 from $879 per ton in 2005. The cost of products sold increased to $5,452.7 in 2006 from $4,996.8 in 2005. This increase was driven primarily by higher raw material and energy costs, which increased by approximately $250.0 from 2005 to 2006. In 2006, the aggregate total of the corridor charge and charges for other unusual items, including pension curtailment and other labor contract charges, was $149.0. In 2005, the aggregate total of the corridor charge and charges for other unusual items, including pension curtailment and asset and equity investment impairment charges, was $132.7. In 2006 the Company had an income tax benefit of $15.1 compared to an income tax provision of $38.0 in 2005.

Cumulative Effect of Accounting Change

On December 31, 2006, the date of adoption of FAS 158, the Company recorded a reduction of the Company’s intangible asset of $32.9, a decrease in pension and other postretirement benefit liabilities of $159.8 and an increase to equity of $142.7, net of tax.

On December 31, 2005, the date of adoption of FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), the Company recorded asset retirement obligations of $2.4, which included accumulated depreciation of $0.4 associated with the recorded long-lived asset at the time of adoption. The resulting cumulative effect of adopting this statement was $1.5.

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

Net Sales

Net sales in 2005 were $5,647.4, compared to $5,217.3 in 2004. The year-to-year increase was due primarily to higher shipment volumes and higher contract pricing, particularly for electrical steel sales, partially offset by lower stainless steel volume and lower spot market pricing. Average selling prices increased to $879 per ton in 2005 from $833 per ton in 2004, due to general price increases for most of the Company’s products and raw material and energy surcharges on a portion of the sales, primarily in the spot market. The price increases reflected the global increase in demand for steel, and, along with the surcharges, were needed to address the unprecedented increases in the costs of energy and certain key raw materials which the Company experienced in 2005. The Company was only able to implement variable pricing on approximately half of its contract sales in 2005, which represented approximately 70% of its total sales for the year. As a result of the increased prices for electrical and certain other high-end non-automotive products, and resulting higher revenues, the Company’s automotive sales declined to about 45% of total sales. Sales attributable to major market groups as a percent of total sales for 2005 and 2004 were as follows:

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

The curtailment charge is the result of the labor agreement that the Company entered into with the represented employees at the Company’s Ashland Works. Under this agreement, the existing defined benefit pension plan was “locked and frozen” as of January 1, 2006, with subsequent Company pension contributions being made to the Steelworkers Pension Trust. As a result, the Company was required to recognize in 2005 the past service pension expense that previously would have been amortized. This agreement extends until 2010 and therefore no further curtailment charge is anticipated to recur for the duration of the agreement. Additional information concerning these charges is contained in the “Asset Impairment and Pension & OPEB Charges” section below.

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

Management believes that reporting operating profit on an adjusted basis, which is a non-GAAP financial measure, more clearly reflects the Company’s current operating results and provides investors with a better understanding of the Company’s overall financial performance. In addition, the adjusted operating results facilitate the ability to compare the Company’s financial results to those of our competitors. Management views the reported results of adjusted operating profit as an important operating performance measure, and as such, believes that the GAAP financial measure most directly comparable to it is operating profit. Adjusted operating profit is used by management as a supplemental financial measure to evaluate the performance of the business. Management believes that this non-GAAP measure, when analyzed in conjunction with the Company’s GAAP results and the accompanying reconciliations, provides additional insight into the financial trends of the Company’s business versus the GAAP results alone. Management also believes that investors and potential investors in the Company’s securities should not rely on adjusted operating profit as a substitute for any GAAP financial measure and the Company encourages investors and potential investors to review the reconciliations of adjusted operating profit (loss) to the comparable GAAP financial measure. While management believes that the non-GAAP measures allow for comparability to competitors, the most significant limitation on that comparison is that the Company immediately recognizes the pension and other postretirement benefit corridor charges in the fourth quarter of the current year. The Company’s competitors do not recognize these pension and other postretirement costs immediately, but instead, amortize these costs over future years. Management compensates for the limitations of this non-GAAP financial measure by recommending that these non-GAAP measures be evaluated in conjunction with the GAAP financial measures.

The following table reflects the reconciliation of non-GAAP financial measures for the full year 2005 and 2004 results:

Reconciliation of Operating Profit (Loss) to Adjusted Operating Profit

	2005	2004
Operating profit (loss), as reported	$113.1	$(79.7)
Pension and other postretirement benefit corridor charges	54.2	330.8
Asset and equity investment impairment charges	65.6	—
Curtailment charge	12.9	—

Adjusted operating profit	$245.8	$251.1

Operating Costs

Operating costs in 2005 and 2004 were $5,534.3 and $5,297.0, respectively. Operating costs for 2005 were negatively affected by higher steelmaking input costs, including for energy and certain raw materials. Compared to 2004, costs for natural gas, iron ore, coal, and purchased slabs increased by nearly $400.0 in 2005. This increase was partially offset by the Company’s continued and successful efforts to reduce its controllable operating costs by reducing the number of employees and improving operating efficiencies on existing production units. As a result of the progressively increasing cost of raw materials, the Company recorded LIFO charges in both 2005 and 2004, although those charges decreased to $60.1 from $200.7, year over year. In addition, the Company incurred a $12.0 decrease in pension and other postretirement benefit expenses excluding the corridor charge discussed below. The Company also received a foreign trade duty payment of $7.1 in 2005. Operating costs in 2005 also were impacted by approximately $22.0 of expenses over 2004 related primarily to blast furnace outages at both its Ashland and Middletown Works.

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

Asset Impairment and Pension & Other Postretirement Employee Benefit (“OPEB”) Charges

In the fourth quarter of 2005, AK-ISG Steel Coating Company, a joint venture that operates an electrogalvanizing line in Cleveland, OH made the decision to indefinitely idle that facility effective March 31, 2006. The Company has determined that it is able to fully satisfy its electrogalvanizing requirements, under prevailing market conditions, solely through its own facilities. As a result, the Company fully impaired this investment, resulting in a charge of $33.9 in 2005. The Company also recorded an impairment charge of $31.7 related to certain previously-idled stainless processing equipment at its Butler Works and Mansfield Works. The Company determined that it is able to support its stainless markets through operating efficiencies at its other processing facilities. These actions will better position the Company for the future by further consolidating and rationalizing its operations to be more cost effective and allowing for the maximization of the productivity of its other operations. The Company has reviewed all of its assets carefully and does not believe that it is reasonably likely that further asset impairments will occur within the foreseeable future.

Under the method of accounting for pension and other postretirement benefit plans which the Company adopted at the time of its merger with Armco Inc. in 1999, the Company recognized fourth quarter non-cash charges in 2005 and 2004 of $54.2 and $330.8, respectively. Under this method of accounting, the Company is required to recognize into its results of operations, as a fourth quarter non-cash “corridor” adjustment, any unrecognized actuarial net gains or losses that exceed 10% of the larger of projected benefit obligations or plan assets. Amounts inside this 10% corridor are amortized over the average remaining service life of active plan participants. Actuarial net gains and losses occur when actual experience differs from any of the many assumptions used to value the benefit plans, or when the assumptions change, as they may each year when a valuation is performed. The effect of prevailing interest rates on the discount rate used to value projected plan obligations as of the October 31 measurement date is one of the more important factors used to determine the Company’s year-end liability, fourth quarter corridor adjustment and subsequent year’s expense for these benefit plans. An increase in health care costs caused the Company to record a fourth quarter corridor charge of $54.2 related to its other postretirement benefit plans. In 2005, the Company also recorded a net credit to equity of $21.5 to recognize its minimum pension liability. See Liquidity and Capital Resources below for a further discussion of funding requirements and pension legislation.

The Company also recognized a fourth-quarter curtailment charge in 2005 of $12.9 related to the labor contract negotiated with the represented employees at the Company’s Ashland Works. Under that agreement, the existing defined benefit pension plan was “locked and frozen” as of January 1, 2006, with subsequent Company pension contributions being made to the Steelworkers Pension Trust. As a result, the Company is required to recognize in 2005 the past service pension expense that previously would have been amortized. On balance, the future benefits associated with the new labor contract, including the locking and freezing of the defined benefit plans and increased active and retiree healthcare cost-sharing, will outweigh the one-time fourth quarter curtailment charge and the ongoing contributions to the Steelworkers Pension Trust.

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

Discontinued Operations

In 2004, the Company sold Douglas Dynamics, LLC for $264.0 before fees and expenses, and recognized a net gain of $165.0, or $1.51 per share, and sold its Greens Port Industrial Park for $75.0, before fees and expenses and recognized a net gain of $36.2, or $0.33 per share. The results of Douglas Dynamics and Greens Port Industrial Park are classified as discontinued operations. The total gain on the sale of discontinued operations for 2004 was $201.4, or $1.84 per share, and was due primarily to the asset sales mentioned above.

Net Income (Loss)

The Company’s net loss in 2005 was $2.3, or $0.02 per diluted share. In 2004, the Company reported net income of $238.4, or $2.18 per diluted share. There are several factors to which the difference is principally attributable. Negatively impacting the comparison was the absence in 2005 of the $201.4 gain recognized in 2004 on the sale of discontinued operations, discussed above, and the absence in 2005 of the $125.1 benefit recognized in 2004 related to the reversal of previously established tax valuation allowances, discussed above. In 2005, the Company also incurred a $32.6 income tax provision charge due to state tax law changes that became effective in 2005. Only partially offsetting those negative factors was the year-to-year reduction in the Company’s non-cash charges, discussed above. In 2005, the total of the other postretirement benefit corridor charge, asset and equity investment impairment charges and curtailment charge was $132.7. In 2004, there were no asset impairment or curtailment charges, but the pension and other postretirement benefit corridor charges totaled $330.8.

Cumulative Effect of Accounting Change

On December 31, 2005, the date of adoption of FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), the Company recorded asset retirement obligations of $2.4 which included accumulated depreciation of $0.4 associated with the recorded long-lived asset at the time of adoption. The resulting cumulative effect of adopting this statement was $1.5, net of tax of $0.9.

Outlook

All of the statements in this Outlook section are subject to, and qualified by, the information in the Forward Looking Statements section below.

For the first quarter of 2007, the Company expects shipments to be comparable to its fourth quarter 2006 shipment level of 1,520,000 tons, with the average selling price increasing by approximately 4-5% from the fourth quarter of 2006. The projected increase in average selling price is primarily the result of increases in pricing to contract customers, along with a slightly improved product mix. The higher per-ton selling prices are expected to be partially offset by higher raw material costs compared to fourth quarter 2006 levels. In addition, the Company expects to incur higher transportation costs in 2007. Taking all of these factors into account, the Company expects to generate operating profit in the first quarter of between $60 and $65 per ton.

While it is not possible yet to reliably forecast the Company’s financial performance for all of 2007, management believes that initiatives taken or announced in 2006 or earlier have laid a solid foundation for a strong, and year-on-year improved, financial performance by the Company in 2007. These initiatives include:

(1)	Approximately 65% of the Company’s shipments of flat-rolled steel products in 2006 were made to contract customers. The contracts with these customers set forth prices to be paid for each product type during their term. The term applicable to most of these contracts is currently one year. During 2006, the Company negotiated new contracts with virtually all of its contract customers that provided for increased pricing. Many of the increases began in 2006, but the full benefit of these price increases will be realized in 2007. They are expected to result in an increase in the average selling price for the Company’s products by approximately 4-5% in the first quarter of 2007. Approximately 50% of the Company’s shipments to contract customers contain surcharges or price adjustments (up or down) to reflect changes in prevailing market conditions or energy and raw material costs.

(2)	In 2006, the Company negotiated competitive new labor agreements with the unions at its Mansfield, Butler and Zanesville Works and at its Walbridge, OH facility of AK Tube. These new agreements include reduced job classifications to provide more flexibility and cost savings, cost sharing of health care benefits and no base force guarantees. With the new labor agreements at the Butler and Zanesville Works and the Walbridge facility, there were also significant employee benefit cost savings to the Company. Since late 2003, the Company has negotiated a total of ten new labor agreements with its various unions at all of its represented facilities except Middletown Works. This includes two new labor agreements during that period with the union representing the Company’s hourly workers at Coshocton Works. The most recent labor agreement at Coshocton Works will be effective March 1, 2007 and replaces the contract which was set to expire on April 1, 2007. These new labor agreements, along with the Company’s overall efforts to reduce its total employment costs, have enabled the Company to reduce its pre-tax labor costs by approximately $170.0 on an annualized basis. In addition, during this time period the new labor contracts and the Company’s overall actions to reduce employment costs have resulted in a cumulative reduction in the Company’s OPEB liability of approximately $430.0. This cumulative benefit has been partially offset by an increase in OPEB liabilities resulting from higher level of retirements during 2006 at the Company’s Middletown Works. Under GAAP, the Company may not recognize this benefit immediately. Rather, it is required to amortize the net benefits of this reduction into future years. The Company thus will be able to recognize the benefit of this net reduction annually through its earnings in the future as a reduction in its other postretirement benefit costs.

(3)	In 2006, the Company continued to enhance its ability to secure its raw material requirements. The Company negotiated new supply agreements with many of its raw materials suppliers, in particular with respect to iron ore and coal. The Company believes that it currently has adequate sources of supply for all of its raw material requirements for 2007. With respect to iron ore, the Company has secured adequate sources of supply for all of its anticipated needs through 2010 and for most of its anticipated needs through 2012. To the extent that multi-year contracts are available in the marketplace, the Company has secured adequate sources of supply to satisfy other key raw materials needs for the next three to five years. Where multi-year contracts are not available, the Company continues to seek to secure the remainder of its raw materials needs through annual contracts or spot purchases.

(4)	The Company continued to diversify its automotive customer base in 2006 and spread its business among a broader group of automotive companies, including new and increased business with the foreign-based automotive companies building vehicles in the United States.

(5)

The Company expanded its production capacity in 2006 for grain-oriented electrical steels through a combination of small, targeted capital investments at existing production lines and by introducing innovative operating practices. The outlook for grain-oriented electrical steel remains very strong, with demand continuing to grow for the Company’s energy efficient products used in power generation and distribution transformers. In light of this strong demand, the Company announced in the second quarter of 2006 that it would invest approximately $14.0 to increase electrical steel production at its Butler Works. That project is expected to be completed in the first quarter of 2007. The Company also announced in the fourth quarter of 2006 that it will invest approximately $55.0 to allow for an additional increase in the production capacity for high quality, grain oriented electrical sheet steels by approximately 12%. This project is expected to be completed by mid-2008. Collectively, these projects are aimed at helping AK Steel meet continued strong market demand for electrical steel products used in electrical generation and transmission markets. Upon completion, the Company’s annual electrical steel production capacity will increase to approximately 335,000 tons.

(6)	The Company invested approximately $8.5 in the Walbridge, OH facility of AK Tube to allow for the production of large diameter stainless tubing. This capital investment further enhances AK Tube’s industry-leading technology by helping it meet new market requirements for large diameter stainless tubing for heavy duty truck exhaust components. This market expansion is being driven by new federal environmental standards which became effective January 1, 2007. The new tube mill began operations in September of 2006 and the Company will get the full annual benefits in 2007 of the new sales from the products produced at that mill.

(7)	The Company made an $84.0 voluntary contribution to its pension trust fund in May 2006, another $50.0 contribution in July 2006 and another $75.0 contribution in October 2006 for a total of $209.0 in 2006. In the first quarter of 2007, the Company made a $75.0 early contribution towards an anticipated $180.0 of required contributions in 2007, resulting in remaining pension funding obligations of approximately $105.0 for 2007. See Liquidity and Capital Resources below for a further discussion of future pension funding requirements.

(8)

In January 2007, the Company announced that it would redeem $225.0 of its $450.0 in outstanding 7 7/8% senior notes due February 15, 2009. The partial redemption of these notes will be funded from the Company’s existing cash reserves and is expected to be completed in the first quarter of 2007. The Company also announced in January 2007 that it would obtain a new $850.0, five-year revolving credit facility with a syndicate of lenders which would be secured by the Company’s inventory and accounts receivable. The Company closed on the new credit facility in February 2007. This new single credit facility replaced two former credit facilities totaling $700.0, which were secured separately by inventory and accounts receivable. The new facility is expected to provide the Company with enhanced liquidity, lower costs and greater flexibility for borrowings. The Company incurred a non-cash, pre-tax charge of approximately $4.0 in the first quarter of 2007 related to these actions, but expects to realize a net, pre-tax interest-related benefit of $10.0 in 2007.

(9)	Under its method of accounting for pensions and other postretirement benefits, the Company has recorded fourth quarter corridor charges since 2001 totaling approximately $1.8 billion. While this has had a direct negative impact on the Company balance sheets in the form of reduced shareholder equity, taking these charges annually as opposed to amortizing them over an actuarial period will benefit the Company’s earnings in future years by reducing the amount of pension and OPEB expenses which otherwise would be taken on the Company’s future income statements. In addition, in September 2006, the FASB issued FAS 158 which requires the Company to fully recognize and disclose an asset or liability for the overfunded or underfunded status of its benefit plans in financial statements as of December 31, 2006. For most companies subject to FASB standards, it is expected that this will result in a significant increase in recorded pension and OPEB liabilities. For the Company, however, the adoption of FAS 158 did not have that effect. Rather, it resulted in a reduction of the Company’s intangible asset of $32.9, a decrease in pension and other postretirement benefit liabilities of $159.8 and an increase to equity of $142.7, net of tax.

Offsetting some of the benefits of these positive factors, however, are anticipated significant increases in the cost of certain raw materials in 2007. Although the Company has made progress in its strategy to secure contracts for long-term supplies of raw materials at competitive prices, many of those contracts include forms of variable pricing. Thus, while the Company will have the raw materials its needs, it continues to be exposed to the risk of increases in the global price for many of those raw materials. The Company so far has had only limited success in recouping those cost increases directly through surcharges. Currently, it recoups a portion of these cost increases on approximately 35% of all tons shipped. The Company currently is anticipating another significant annual increase in the cost of certain raw materials in 2007, partially offset by anticipated lower natural gas costs.

The automotive market remains a key part of the Company’s business, representing approximately 41% of its sales in 2006. Total domestic light vehicle sales in 2006 were at a relatively high level on an historical basis at 16.5 million units. The Company anticipates light vehicle sales in the United States to be at a similar level in 2007 and, as a result, the Company expects its 2007 sales into the automotive market to be similar to its sales in 2006. If this projection is incorrect, and the volume of the Company’s total automotive shipments during 2007 declines, such a decline likely would decrease the Company’s overall sales revenue and negatively impact the benefits of the Company’s cost saving efforts discussed above.

The appliance, industrial machinery and equipment, and construction market also continues to be an important part of the Company’s business, representing approximately 29% of the Company’s total sales in 2006. Sales to this market of the Company’s business are tied to general economic trends, as well as housing starts and home remodeling. A number of forecasters are projecting that housing starts will decline in 2007 to 1.5 million units from 1.8 million units in 2006. To an extent, the impact of such a decline on the Company’s sales to the appliance, industrial machinery and equipment, and construction market could be offset by an increase in sales attributable to home remodeling. If, however, there is a decline in the overall market for the Company’s products sold into the appliance, industrial machinery and equipment, and construction market, this also could reduce the volume of the Company’s total shipments during 2007.

The remaining 30% of the Company’s sales in 2006 were to service centers and distributors. Unlike sales to the other markets of the Company’s business, these sales are typically made at spot market prices. The outlook for the price of the Company’s products sold into the spot market appears to be improving. It is difficult to forecast spot market prices for the duration of 2007, but the outlook for the price of the Company’s products sold into the carbon spot market appears to be improving. In recent weeks, the Company has announced two price increases totaling $70 per ton for its carbon flat-rolled steel products.

The outlook for the Company in 2007 also may be affected by the results of continued negotiations for a new collective bargaining agreement at its largest facility, the Middletown Works. In addition, the collective bargaining agreement at its Rockport Works also expires in 2007. Collectively, the unions at these two facilities represent approximately 2,020 of the Company’s total of approximately 5,300 represented employees. The Company believes it is imperative that it secure a competitive labor agreement with the represented workers at Middletown Works and that it maintain such a contract at its Rockport Works, as it has done with the represented workers at its other represented facilities over the course of the past three years. The inability of the Company and the union to timely reach a new collective bargaining agreement at Rockport Works could result in a work stoppage. While the Company expects to operate the facility in the event of a work stoppage, there remains a risk that a work stoppage nonetheless could occur and, if it does occur, that it could have a material impact on the Company’s operations and financial results. The Middletown Works labor agreement expired on February 28, 2006 and the parties were unable to reach a new agreement prior to its expiration. Effective March 1, 2006, the Company elected to exercise its right to prevent the represented employees at the Middletown Works from continuing to work without a labor agreement. At that time, the Company also implemented its contingency plan to operate the Middletown Works with temporary replacement workers and salaried employees.

The potential also exists that the Company may incur a corridor charge which would not be recognized until the fourth quarter of 2007. Under the Company’s pension and other postretirement benefit plan accounting method, the annual determination of a fourth quarter corridor adjustment, if any, is made as of the plans’ October 31 measurement date. Since the balance of deferred actuarial losses for all major pension and other postretirement benefit plans was at or near the edge of the 10% corridor at the end of 2006, the development of any additional net actuarial losses (which could result from a decline in interest rates, poor investment returns or adverse changes in assumptions) would likely result in another corridor charge in the fourth quarter of 2007. Whether or not such a charge will be recognized and, if so, the amount of such a charge cannot be reliably predicted or estimated at this time.

Another factor relevant to the Company’s 2007 outlook is that the Company estimates that depreciation expense will be approximately $200.0 in 2007 compared to $194.0 in 2006 as the result of an increase in major capital projects that the Company intends to be fund in 2007. Capital investments in 2007 are estimated to be between $175.0 and $200.0, of which the largest projects include the previously announced electrical steel expansion projects at the Butler and Zanesville Works. Also, the Company anticipates a routine planned blast furnace outage at its Middletown Works facility in the second half of 2007, with an anticipated pre-tax cost impact of $20.0 – 25.0.

Liquidity and Capital Resources

At December 31, 2006, the Company had $519.4 of cash and cash equivalents, $174.7 of availability under a $300.0 accounts receivable purchase credit facility and $369.6 of availability under a $400.0 inventory credit facility. At December 31, 2006, there were no outstanding borrowings under either credit facility; however, availability under the facilities was reduced by $140.7 due to outstanding letters of credit and reduced pools of eligible accounts receivable and inventories. Availability under both facilities fluctuates monthly based on the varying levels of eligible collateral. In February 2007, the Company entered into a new $850.0, five-year revolving credit facility with a syndicate of lenders, which is secured by the Company’s product inventory and accounts receivable. The new single facility replaced the Company’s existing two credit facilities totaling $700.0 referred to above. The new credit facility is expected to provide the Company with enhanced liquidity, lower costs and greater flexibility for borrowings. The Company has no significant scheduled debt payments due until 2009. In 2009 and 2012, the Company has Senior Notes due in the amounts of $450.0 and $550.0, respectively. In January 2007, the Company announced that it would redeem $225.0 of the $450.0 in outstanding notes due in 2009. The partial redemption of these notes will be funded from the Company’s existing cash reserves and is expected to be completed in the first quarter of 2007. The Company also said that, subject to market conditions, it will consider early redemption of the remaining $225 million of outstanding 7 7/8% Senior Notes during or before the first quarter of 2008. The Company expects to incur a non-cash, pre-tax charge of approximately $4.0 in the first quarter of 2007 related to the redemption of the senior notes and establishing the credit facility.

During 2006, cash generated by operating activities of continuing operations totaled $68.2, due primarily to higher revenues and associated prices in 2006. Average selling prices increased to $984 per ton in 2006, an increase of 12%, or $105 per ton, over 2005 levels. Cost of products sold per ton, however, increased approximately 13%, or $111 per ton, as a result of a significant rise in the prices paid for raw materials, particularly iron ore, coal, coke, purchased slabs, and energy, primarily natural gas. The Company used a net of $79.0 cash from accounts receivable, inventories, current liabilities and other assets. This was due primarily to the higher level of receivables related to the Company’s record sales levels, higher inventory costs due to higher levels of inventory and rising input costs, partially offset by an increase in accounts payable associated with improved payment terms and higher input costs. Management believes that the Company’s receivables, inventory and current liability levels are appropriate in the current business environment and expects a modest net increase in these items in 2007 as a result of the anticipated higher sales levels and higher raw material costs.

During January 2006, the Company made voluntary contributions to its pension trust in the total amount of $209.0. The Company also made an early, voluntary contribution to its pension trust in January 2007 in the amount of $75.0. After these contributions, the Company estimates that it will be required to make additional pension contributions during the remainder of 2007 in the estimated amount of $105.0. Currently, the Company estimates required contributions for 2008 and 2009 to be in the ranges of $200.0 – $225.0 and $125.0 – $150.0, respectively. The calculation of estimated future pension contributions requires the use of assumptions concerning future events. The most significant assumptions relate to future investment performance of the pension funds, actuarial data relating to plan participants and the benchmark interest rate used to discount future benefits to their present value. Because of the variability of factors underlying these assumptions, including the possibility of future pension legislation, the reliability of estimated future pension contributions decreases as the length of time until the contributions must be made increases. For a more detailed discussion of these estimates, see “Employee Benefit Obligations” below.

Cash used by investing activities in 2006 totaled $73.6, which includes $76.2 of capital investments partially offset by $8.5 of proceeds from the draw on Industrial Revenue Bonds for the Middletown Works MACT project. The lower-than-normal level of capital investments in 2006 compared to 2005 is attributable principally to the completion of the Ashland vacuum degasser and caster modification in 2005 along with the completion of the Middletown Works MACT project in April 2006. In 2006, the Company completed the installation of its large diameter stainless steel tube mill at its AK Tube facility.

Cash generated by financing activities in 2006 totaled $5.2 including $3.3 for the exercise of stock options.

The Company believes that its current liquidity will be adequate to meet its obligations for the foreseeable future. Future liquidity requirements for employee benefit plan contributions, scheduled debt maturities, planned debt redemptions and capital investments are expected to be funded by internally generated cash and/or other financing sources. However, there is no assurance that the Company will be able to generate or obtain all of the necessary liquidity if there is a material deterioration in the steel industry or the overall economy. The Company’s forward looking statement on liquidity is based on currently available information and, to the extent the information is inaccurate, there could be a material adverse impact to the Company’s liquidity.

Dividends

The payment of cash dividends is subject to a restrictive covenant contained in the instruments governing most of the Company’s outstanding senior notes, its inventory-based revolving credit facility and in its new asset-based revolving credit facility. The covenant in its senior notes allows the payment of dividends, if declared by the Board of Directors, and the redemption or purchase of shares of its outstanding capital stock, subject to a formula that reflects cumulative net earnings. As a result of cumulative losses recorded over the last three years, the Company is unable to pay a dividend or redeem stock under this formula. The restriction in the Company’s inventory-based revolving credit facility in place at December 31, 2006 limited dividends to $12.0 annually. In February 2007, the inventory-based revolving credit facility was replaced with a new $850.0 asset-based revolving credit facility. Under the new credit facility, dividends are not restricted unless availability falls below $150.0, at which point dividends would be limited to $12.0 annually.

Financial Covenants

The indentures governing the Company’s outstanding senior notes and the new $850.0 credit facility contain restrictions and covenants that may limit the Company’s operating flexibility. The senior note indentures include restrictive covenants regarding (a) the use of proceeds from asset sales, (b) some investments, (c) the amount of sale/leaseback transactions, and (d) transactions by subsidiaries and with affiliates. Furthermore, the senior note indentures impose the following additional financial covenants:

•

A minimum interest coverage ratio of at least 2.5 to 1 for the incurrence of debt. Failure to currently meet this covenant would limit the amount of additional debt the Company can incur to approximately $100.0. At December 31, 2006, the ratio was approximately 3.0 to 1. This number is calculated by dividing the interest expense, including capitalized interest and fees on letters of credit, into EBITDA (defined, essentially, as operating income (i) before interest, income taxes, depreciation, amortization of intangible assets and restricted stock, extraordinary items and purchase accounting and asset distributions, (ii) adjusted for income before income taxes for discontinued operations, and (iii) reduced for the charges related to impairment of goodwill special charges, and pension and other postretirement employee benefit obligation corridor charges). The corridor charges are amortized over a 10-year period for this calculation.

•	A limitation on “restricted payments,” which consist primarily of dividends and share repurchases, to $25.0 plus 50% of cumulative net income (or minus 100% of cumulative net loss) from April 1, 2002.

The Company’s new $850.0 five-year revolving credit facility secured by the Company’s product inventory and accounts receivable contains restrictions on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliate transactions. In addition, the facility requires maintenance of a minimum fixed charge coverage ratio of 1.0 to 1 if availability is less than $125.0.

Capital Investments

The Company anticipates 2007 capital investments of approximately $175.0 – $200.0, which the Company expects to be funded from cash and cash flow generated from operations. The Commonwealth of Kentucky has provided the Company the ability to receive tax incentives in the form of payroll tax and other withholdings over a 10-year period to help defray the costs for the installation of a vacuum degasser and caster modifications at its Ashland Works under the Kentucky Industrial Revitalization Act Tax Credit Program. Through December 31, 2006, the Company has accumulated $6.6 in such withholdings, which is included as a reduction of property, plant and equipment in the consolidated financial statements. To meet the growing demand for energy efficient products used in power generation and distribution transformers, the Company is expanding its production capacity for high-quality, grain-oriented electrical steels. The Company announced in 2006 capital investments totaling $69.0 to achieve this increased electrical steel capacity in 2007 and 2008. At December 31, 2006, commitments for all future capital investments totaled approximately $10.6.

Employee Benefit Obligations

Under its method of accounting for pension and other postretirement benefit plans, the Company recognizes into income (loss), as a fourth quarter adjustment, any unrecognized actuarial gains and losses that exceed 10% of the larger of projected benefit obligations or plan assets (the “corridor”). Prevailing interest rates on the fourth quarter measurement date are one of the factors used to determine the Company’s year-end liability, fourth quarter corridor charge and subsequent year’s expense for these benefit plans. Based on the prevailing interest rates and on other relevant assumptions made by the Company including the impact related to the higher level of retirements primarily at its Middletown Works, the pre-tax effect of a 2006 fourth quarter non-cash charge related to other postretirement benefit plans was $133.2. There was no corridor charge related to pensions in 2006. In September 2006, the FASB issued FAS 158 which requires the Company to fully recognize and disclose an asset or liability for the overfunded or underfunded status of its benefit plans in financial statements as of December 31, 2006. For most companies subject to FASB standards, it is expected that this will result in a significant increase in recorded pension and OPEB liabilities. For the Company, however, the adoption of FAS 158 did not have that effect. Rather, it resulted in a reduction of the Company’s intangible asset of $32.9, a decrease in pension and other postretirement benefit liabilities of $159.8 and an increase to equity of $142.7, net of tax. FAS 158 will require the Company to change its measurement date from October 31 to December 31 effective December 31, 2008.

Based on the assumptions used to value other postretirement benefits, primarily retiree healthcare and life insurance benefits, annual cash payments for these benefits are expected to be in a range of $76.6 – $170.1 in each of the next 30 years. Based on current assumptions, the Company will be required to make additional pension contributions during the remainder of 2007 totaling approximately $105.0. The amount and timing of future required contributions to the pension trust depend on the use of assumptions concerning future events. The most significant of these assumptions relate to future investment performance of the pension funds, actuarial data relating to plan participants and the benchmark interest rate used to discount benefits to their present value. Because of the variability of factors underlying these assumptions, including the possibility of future pension legislation, the reliability of estimated future pension contributions decreases as the length of time until the contribution must be made increases. Currently, the Company’s major pension plans are significantly underfunded. As a result, absent major increases in long-term interest rates, above average returns on pension plan assets and/or changes in legislated funding requirements, the Company will be required to make contributions to its pension trusts of varying amounts in the long-term. Some of these contributions could be substantial. Currently, the Company estimates required contributions for 2008 and 2009 to be in the ranges of $200.0 – $225.0 and $125.0 – $150.0, respectively.

The Company provides healthcare benefits to most of its employees and retirees. The total projected future benefit obligation of the Company with respect to payments for healthcare benefits is included in “Pension and other postretirement benefit obligations” in the Company’s consolidated financial statements. The net amount recognized by the Company as of the end of 2006 for future payment of such healthcare benefit obligations was approximately $2.1 billion.

Accounting for retiree healthcare benefits requires the use of actuarial methods and assumptions, including assumptions about current employees’ future retirement dates, the anticipated mortality rate of retirees, anticipated future increases in healthcare costs and the obligation of the Company under future collective bargaining agreements with respect to healthcare benefits for retirees. Changing any of these assumptions could have a material impact on the calculation of the Company’s total obligation for future healthcare benefits. For example, the Company’s calculation of its future retiree healthcare benefit obligation as of the end of 2006 assumed that the Company would continue to provide healthcare benefits to current and future retirees. If this assumption is altered, it could have a material effect on the calculation of the Company’s total future retiree healthcare benefit obligation. This assumption could be altered as a result of one or more of the following developments.

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

Some of these developments already have occurred with respect to certain of the Company’s retirees. On September 26, 2005, members of United Steelworkers of America (“USW”) Local 1865 ratified a new five-year labor agreement covering about 750 hourly production and maintenance employees at the Company’s Ashland Works in Kentucky. Under the agreement, the Company’s contribution for retiree health care is capped at the 2008 amount. Also, under that agreement, the existing defined benefit pension plan was “locked and frozen” as of January 1, 2006, with subsequent Company pension contributions to the Steelworkers Pension Trust. As a result, the Company was required to recognize the past service pension expense that previously would have been amortized. The pre-tax charge related to this past service pension expense was $12.9 and was recognized in the fourth quarter of 2005. Also included in the agreement is a provision for increased active and retiree healthcare cost-sharing.

On May 9, 2006, members of the United Auto Workers (“UAW”) Local 401 ratified a new six-year labor agreement covering approximately 200 hourly production and maintenance employees at the Zanesville Works. The new agreement provides work force flexibility, no minimum workforce guarantee, current and future retiree healthcare cost sharing, competitive wage increases and a “lock and freeze” of the traditional defined benefit plan, which will be replaced by a per-hour contribution to a defined contribution plan. As a result of the pension plan change, the Company was required to recognize the past service pension expense that previously would have been amortized.

On July 21, 2006, members of the UAW Local 3303 ratified a new six-year labor agreement covering approximately 1,400 hourly production and maintenance employees at the Butler Works. The new agreement provides work force flexibility, no minimum workforce guarantee, current and future retiree healthcare cost sharing, competitive wage increases and a “lock and freeze” of the traditional defined benefit plan, which will be replaced by a per-hour contribution to a defined contribution plan. As a result of the pension plan change, the Company was required to recognize the past service pension expense that previously would have been amortized.

As a result of the ratification of the new labor contracts at Zanesville Works and Butler Works, the Company incurred one-time charges in the third quarter of 2006 of $15.8. The principal component of these charges was a non-cash curtailment charge of $10.8 resulting from the “lock and freeze” of the traditional defined benefit plan at Butler Works and Zanesville Works.

Including the contracts referred to above, since late 2003, the Company has negotiated a total of ten new labor agreements with its various unions at all of its represented facilities except Middletown Works. This includes two new labor agreements during that period with the union representing the Company’s hourly workers at Coshocton Works. The most recent labor agreement at Coshocton Works will be effective March 1, 2007 and replaces the contract which was set to expire on April 1, 2007. These new labor agreements, along with the Company’s overall efforts to reduce its total employment costs, have enabled the Company to reduce its pre-tax labor costs by approximately $170.0 on an annualized basis. In addition, during this time period the new labor contracts and the Company’s overall actions to reduce employment costs have resulted in a cumulative reduction in the Company’s OPEB liability of approximately $430.0. This cumulative benefit has been partially offset by an increase in OPEB liabilities resulting from higher level of retirements during 2006 at the Company’s Middletown Works. Under GAAP, the Company may not recognize this benefit immediately. Rather, it is required to amortize the net benefits of this reduction into future years. The Company thus will be able to recognize the benefit of this net reduction annually through its earnings in the future as a reduction in its other postretirement benefit costs.

The Company continues to seek a similar “lock and freeze” agreement with respect to future retirees as part of the new labor contract with the union representing workers at the Middletown Works, its largest facility. In addition, as discussed in more detail in the Legal Proceedings section above, litigation has been filed by a class of existing retirees of the Middletown Works challenging the Company’s attempt to unilaterally make changes to their healthcare benefits. Particularly because of the uncertainty involving the negotiations with respect to future retirees and the litigation with respect to certain existing retirees of the Middletown Works, the Company cannot determine at this time the total aggregate impact that changes to the nature and/or scope of its obligation to provide healthcare benefits will have on the calculation of its total future healthcare benefit obligations. Any attempt to make such a calculation would involve significant assumptions with respect to Middletown Works retirees and would be subject to substantial uncertainties. That would include (1) changes in the assumptions which underlie the calculations, such as assumptions about current employees’ future retirement dates, the anticipated mortality rate of retirees, and future increases in health care costs, (2) uncertainties as to the extent to which retirees will consent to changes to their healthcare benefits, or that the unions will agree to, or not take action to oppose, such changes in the course of negotiations of new collective bargaining agreements, and (3) uncertainties as to the outcome of the pending litigation initiated by retirees over this issue.

Labor Agreements

At December 31, 2006, the Company’s operations included approximately 7,000 employees, of which approximately 5,300 are represented by labor unions under various contracts that expire in the years 2007 through 2012. This number includes the employees of the Company’s Middletown Works represented by AEIF-IAM Local 1943 who have been locked out since March 1, 2006 when the parties were unable to reach agreement on a new labor contract and excludes the temporary replacement workers who currently are working in the Middletown Works.

The labor contract for approximately 380 hourly employees represented by UAW Local 3642 at the Coshocton Works was scheduled to expire on April 1, 2007. In February 2007 the members of that union ratified a new approximately three-year labor agreement which expires on March 31, 2010. The labor contract for approximately 300 hourly employees represented by UAW Local 169 at the Mansfield Works was scheduled to expire on February 10, 2007. In November 2006, the members of that union ratified a new six-year labor agreement which expires on March 31, 2011. The labor contract for approximately 1,400 hourly employees represented by UAW Local 3303 at the Butler Works was scheduled to expire on September 30, 2006. In July 2006 the members of that union ratified a new six-year agreement which expires on September 30, 2012. The labor contract for approximately 200 hourly employees represented by UAW Local 401 at the Zanesville Works was scheduled to expire on May 20, 2006. On May 9, 2006 the members of that union ratified a new six-year agreement which expires on May 20, 2012. The labor contract for approximately 150 hourly workers represented by USW Local 1915 at the Walbridge, OH facility of the Company’s wholly-owned subsidiary, AK Tube LLC, was scheduled to expire on January 29, 2006. In January 2006 the members of that union ratified a new three-year contract which expires on January 25, 2009. The labor contract for approximately 750 hourly employees represented by USW Local 1865 at the Ashland Works was scheduled to expire on September 1, 2005. In September 2005 the members of that union ratified a new five-year labor agreement which expires on September 1, 2010.

In addition, the labor agreements to which the Company is a party at the Company’s Middletown Works and Rockport Works either already are being re-negotiated or will be re-negotiated in 2007. The UAW represents workers at Rockport Works. The labor agreement at Rockport Works is set to expire September 30, 2007. There is the potential of a work stoppage at Rockport Works if the Company and the union cannot reach a timely agreement in contract negotiations. The Company expects to operate this facility in the event of a labor dispute, but there is a risk that such a labor dispute could result in a work stoppage and that, particularly if there were to be a work stoppage, the dispute could have a material impact on the Company’s operations and financial results. The Middletown Works labor agreement expired on February 28, 2006 and the parties were unable to reach a new agreement prior to its expiration. Effective March 1, 2006, the Company elected to exercise its right to prevent the represented employees at the Middletown Works from continuing to work without a labor agreement and implemented a contingency plan to operate that facility with salaried employees and temporary workers. Collectively, these two agreements cover approximately 2,020 employees. While management is seeking to reach a new agreement with the union at the Rockport Works facility without a work stoppage, the Company cannot predict the outcome of the contract negotiations. The Company continues to bargain in good faith to reach a competitive labor agreement as soon as possible at its Middletown Works, but cannot predict when such an agreement will be reached.

Energy and Raw Material Hedging

The Company enters into derivative transactions in the ordinary course of business to hedge the cost of natural gas and certain raw materials. At December 31, 2006, the consolidated balance sheets included net current assets of $9.5 for the fair value of these derivatives. Changes in the prices paid for the related commodities are expected to offset the effect on cash of settling these amounts.

Off Balance Sheet Arrangements

There were no off balance sheet arrangements as of December 31, 2006.

Tabular Disclosure of Contractual Obligations

In the ordinary course of business, the Company enters into agreements under which it is obligated to make legally enforceable future payments. These agreements include those related to borrowing money, leasing equipment and purchasing goods and services. The following table summarizes by category expected future cash outflows associated with contractual obligations in effect as of December 31, 2006.

	Payment due by period
Contractual Obligations (a)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (b)	$1,116.4	$225.0	$238.4	$1.4	$651.6
Interest on long-term debt obligations	343.3	72.6	118.1	91.3	61.3
Operating lease obligations	5.0	1.7	2.3	1.0	—
Purchase obligations and commitments	7,803.2	2,700.3	2,887.7	1,214.4	1,000.8
Other long term liabilities	126.2	—	36.9	23.6	65.7

Total	$9,394.1	$2,999.6	$3,283.4	$1,331.7	$1,779.4

(a)	The Company will be required to make future cash contributions to its defined benefit pension plans. The estimate for these contributions is approximately $180.0 in 2007, of which $75.0 was made in January 2007. The Company estimates that pension contributions in the range of $200.0 to $225.0 and $125.0 to $150.0 will be required in 2008 and 2009, respectively. Estimates of cash contributions to be made after 2009 cannot be reliably determined at this time due to the number of variable factors which impact the calculation of defined benefit pension plan contributions. The Company also is required to make benefit payments for retiree medical benefits. The estimate for 2007 for these payments is $160.0. These payments are projected to range from $160.0 to $170.0 for each of the next ten years. Estimates of cash contributions beyond this period cannot be reliably determined at this time due to the number of variable factors which impact the calculation of future health care costs.
(b)

The long-term debt obligation listed under the “Less than 1 year” column consists of the early redemption announced by the Company in January 2007 of $225.0 of its $450.0 in outstanding 7 7/8% senior notes due February 15, 2009.

In calculating the amounts for purchase obligations the Company first identified all contracts under which the Company has a legally enforceable obligation to purchase products or services from the vendor and/or make payments to the vendor for an identifiable period of time. Then for each identified contract, the Company determined its best estimate of payments to be made under the contract assuming (1) the continued operation of existing production facilities, (2) normal business levels, (3) the contract would be adhered to in good faith by both parties throughout its term and (4) prices are as set forth in the contract. Because of changes in the markets it serves, changes in business decisions regarding production levels or unforeseen events, the actual amounts paid under these contracts could differ significantly from the numbers presented above.

A number of the Company’s purchase contracts specify a minimum volume or price for the products or services covered by the contract. If the Company were to purchase only the minimums specified, the payments set forth in the table would be reduced. Under “requirements contracts” the quantities of goods or services the Company is required to purchase may vary depending on its needs, which are dependent on production levels and market conditions at the time. If the Company’s business deteriorates or increases, the amount it is required to purchase under such a contract would likely change. Many of the Company’s agreements for the purchase of goods and services allow the Company to terminate the contract without penalty upon 30 to 90 days’ prior notice. Any such termination could reduce the projected payments.

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

Revenue Recognition

Revenue from sales of products is recognized at the time title and the risks and rewards of ownership passes. This occurs when the products are shipped per customers’ instructions, the sales price is fixed and determinable, and collection is reasonably assured.

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

The Company maintains an allowance for doubtful accounts as a reserve for the loss that would be incurred if a customer is unable to pay amounts due to the Company. The Company determines this based on various factors, including the customer’s financial condition. While losses due to customer defaults have been low, if in the future the financial condition of some customers deteriorates to an extent that may affect their ability to pay, additional allowances may be needed. Approximately 28% of the Company’s trade receivables outstanding at December 31, 2006 are due from businesses associated with the U.S. automotive industry. Except in a few situations where the risk warrants it, collateral is not required on trade receivables. While the Company believes its recorded trade receivables will be collected, in the event of default in payment of a trade receivable, the Company would follow normal collection procedures.

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

The Company is involved in a number of environmental and other legal proceedings. The Company records a liability when it has determined that litigation has commenced or a claim or assessment has been asserted and, based on available information, it is probable that the outcome of such litigation, claim or assessment, whether by decision or settlement, will be unfavorable and the amount of the liability is reasonably estimable. The Company measures the liability using available information, including the extent of damage, similar historical situations, its allocable share of the liability and, in the case of environmental liabilities, the need to provide site investigation, remediation and future monitoring and maintenance. Accruals of probable costs have been made based on a combination of litigation and settlement strategies on a case-by-case basis and, where appropriate, are supplemented with incurred but not reported development reserves. However, amounts recognized in the financial statements in accordance with accounting principles generally accepted in the United States exclude costs that are not probable or that may not be currently estimable. The ultimate costs of these environmental and legal proceedings may, therefore, be higher than those currently recorded on the Company’s financial statements. In addition, results of operations in any future period could be materially affected by changes in assumptions or by the effectiveness of the Company’s strategies.

Pension and Other Postretirement Benefit Plans

Under its method of accounting for pension and other postretirement benefit plans, the Company recognizes into income, as a fourth quarter adjustment, any unrecognized actuarial net gains or losses that exceed 10% of the larger of projected benefit obligations or plan assets, defined as the corridor. Amounts inside this 10% corridor are amortized over the average remaining service life of active plan participants. This method results in faster recognition of actuarial net gains and losses than the minimum amortization method permitted by prevailing accounting standards and used by the vast majority of companies in the United States. Faster recognition limits the amounts by which balance sheet assets and liabilities differ from economic net assets or obligations related to the plans. However, faster recognition under this method also results in the potential for highly volatile and difficult to forecast corridor adjustments, similar to those recognized in recent years. In September 2006, the FASB issued FAS 158 which requires the Company to fully recognize and disclose an asset or liability for the overfunded or underfunded status of its benefit plans in financial statements as of December 31, 2006. For most companies subject to FASB standards, it is expected that this will result in a significant increase in recorded pension and OPEB liabilities. For the Company, however, the adoption of FAS 158 did not have that effect. Rather, it resulted in a reduction of $32.9 in intangible assets, a decrease in pension and other postretirement benefit liabilities of $159.8 and an increase to equity of $142.7, net of tax. FAS 158 will require the Company to change its measurement date from October 31 to December 31 effective December 31, 2008.

Under the applicable accounting standards, actuarial net gains and losses occur when actual experience differs from any of the many assumptions used to value the benefit plans or when the assumptions change, as they may each year when a valuation is performed. The major factors contributing to actuarial gains and losses for pension plans are the differences between expected and actual returns on plan assets and changes in the discount rate used to value pension liabilities as of the measurement date. For other postretirement benefit plans, differences in estimated versus actual healthcare costs, changes in assumed healthcare cost trend rates or a change in the difference between the discount rate and the healthcare trend rate are major factors contributing to actuarial gains and losses. In addition to the potential for corridor adjustments, these factors affect future net periodic benefit expenses. Changes in key assumptions can have a material effect on the amount of annual expense recognized. For example, a one-percentage-point decrease in the expected rate of return on pension plan assets would increase the projected 2007 pension expense by approximately $27.4 before tax. A one-percentage-point increase in the assumed healthcare trend rate would increase projected 2007 other postretirement benefit expense by approximately $14.6 before tax. The discount rate used to value liabilities and assets affects both pensions and other postretirement benefit calculations. A one-quarter-percentage-point decrease in this rate would increase pension expense by $2.6 and other postretirement expense by $1.8. These estimates exclude any potential fourth quarter corridor adjustments.

Property, Plant and Equipment

The total weighted average useful life of the Company’s machinery and equipment is 18.4 years based on the depreciable life of the assets. The Company recognizes costs associated with major maintenance activities at its operating facilities in the period in which they occur.

Investments

The Company’s financial statements consolidate the operations and accounts of the Company and all subsidiaries in which the Company has a controlling interest. The Company also has investments in associated companies that are accounted for under the equity method and, because the operations of these companies are integrated with the Company’s basic steelmaking operations, its proportionate share of their income (loss) is reflected in the Company’s cost of products sold in the consolidated statements of operations. In addition, the Company holds investments in debt securities and minor holdings in equity securities, which are accounted for as available-for-sale or held-to-maturity cost investments. At December 31, 2006, the Company had no investments that it accounted for as trading securities. Each of the Company’s investments is subject to a review for impairment, if and when, circumstances indicate that a loss in value below its carrying amount is other than temporary. Under these circumstances, the Company would write the investment down to its fair value, which would become its new carrying amount.

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

Financial Instruments

The Company is a party to derivative instruments that are designated and qualify as hedges under FAS 133, “Accounting for Derivative Instruments and Hedging Activities” and related pronouncements. The Company’s objective in using such instruments is to protect its earnings and cash flows from fluctuations in the fair value of selected commodities and currencies. For example, in the ordinary course of business, the Company uses cash settled commodity price swaps, with a duration of up to three years, to hedge the price of a portion of its natural gas, nickel, aluminum and zinc requirements. The Company designates these swaps as cash flow hedges and the resulting changes in their fair value are recorded in other comprehensive income. Subsequent gains and losses are recognized into cost of products sold in the same period as the underlying physical transaction. At December 31, 2006, currently valued outstanding commodity hedges would result in the reclassification into earnings of $0.2 in net-of-tax gains within the next twelve months. Based on such reviews as it deems reasonable and appropriate, the Company believes that all counterparties to its outstanding derivative instruments are entities with substantial credit worthiness.

Goodwill

At December 31, 2006 and 2005, the Company’s assets included $37.1 of goodwill. Each year, as required by FAS 142, “Goodwill and Other Intangible Assets,” the Company performs an evaluation of goodwill to test this balance for possible impairment. The evaluation requires that the reporting unit underlying the goodwill be measured at fair value and, if this value is less than the carrying value of the unit, a second test must be performed. Under the second test, the current fair value of the reporting unit is allocated to the assets and liabilities of the unit including an amount for “implied” goodwill. If implied goodwill is less than the net carrying amount of goodwill, then the difference becomes the amount of the impairment that must be recorded in that year. The Company’s businesses operate in highly cyclical industries and the valuation of these businesses can be expected to fluctuate, which may lead to further impairment charges in future operating costs. The 2006 annual review did not result in any goodwill impairment for the Company.

New Accounting Pronouncements

In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective no later than fiscal years beginning on or after November 15, 2007. The Company is currently evaluating the impact of the adoption of FAS 159 on its financial position and results of operations.

In September 2006, the FASB issued FAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Retirement Plans—an amendment of FASE Statements No. 87, 88, 106, and 132(R)”, which requires the Company to fully recognize and disclose an asset or liability for the overfunded or underfunded status of its benefit plans in financial statements as of December 31, 2006. The adoption of FAS 158 resulted in a reduction of $32.9 in intangible assets, a decrease in pension and other postretirement benefit liabilities of $159.8 and an increase to equity of $142.7, net of tax. FAS 158 will require the Company to change its measurement date from October 31 to December 31 effective December 31, 2008.

In September 2006, the FASB issued FAS 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements in accounting pronouncements where fair value is the relevant measurement attribute. However, for some entities, the application of this statement will change current practice for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of FAS 157 on its definition and measurement of fair value and disclosure requirements.

In September 2006, the SEC issued Staff Accounting Bulletin 108 (“SAB 108”) which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company has determined that the guidance in SAB 108 does not have a material impact on its financial position or result of operations.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” This interpretation establishes a “more-likely-than-not” recognition threshold that must be met before a tax benefit can be recognized in the financial statements. FIN 48 also offers guidelines to determine how much of a tax benefit to recognize in the financial statements. Under FIN 48, the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the taxing authority should be recognized. This recognition requirement under FIN 48 is applied on an individual tax position basis, with the cumulative total tax benefit of all tax positions being reflected in the financial statements. The provisions of FIN 48 become effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of the adoption of FIN 48 during the first quarter of 2007 on its financial position and results of operations. The Company currently estimates that, upon adoption, FIN 48 will result in a cumulative effect adjustment of between $4.0 and $8.0 to retained earnings as of January 1, 2007 to increase reserves for uncertain tax positions. The Company’s evaluation of the impact of FIN 48 is continuing, however, and is subject to revision when the Company completes its analysis.

In December 2004, the FASB issued FAS 123R, “Share-Based Payment”. FAS 123R sets accounting requirements for “share-based” compensation to employees and requires companies to recognize in their income statement the grant-date fair value of the stock options and other equity-based compensation. The Company adopted FAS 123R effective January 1, 2006. For periods prior to the effective date of FAS 123R, the Company discloses the effect on net income (loss) and earnings (loss) per share under the fair value recognition provisions of FAS 123, “Accounting for Stock-Based Compensation” in the notes to the consolidated financial statements. The Company uses the Black-Scholes valuation model to determine the value of the awards.

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

The Company cautions readers that such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management. See Item 1A Risk Factors on page 6 for more information on these risks and uncertainties.

Except as required by law, the Company disclaims any obligation to update any forward-looking statements to reflect future developments of events.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

In the ordinary course of business, the Company’s market risk includes changes in (a) interest rates, (b) the prices of raw materials and energy sources, and (c) foreign currency exchange rates. The Company manages interest rate risk by issuing substantially all of its debt securities on a fixed rate basis. The fair value of this debt as of December 31, 2006 is $1,125.8. A reduction in prevailing interest rates or improvement in the Company’s credit rating could increase the fair value of this debt. A reduction in the rate used to discount total future principal and interest payments of 1% would result in an increase in the total fair value of the Company’s long-term debt of approximately $47.3. An unfavorable effect on the Company’s results and cash flows from exposure to interest rate declines and a corresponding increase in the fair value of its debt would result only if the Company elected to repurchase its outstanding debt securities at prevailing market prices.

In the ordinary course of business, the Company is exposed to fluctuations in the price of certain raw materials. In recent years, natural gas prices, in particular, have increased significantly and have been highly volatile. At normal consumption levels, a one dollar per MCF change in natural gas prices would result in an approximate $40.0 change in annual pre-tax operating results, excluding the offsetting effects of any then existing hedging instruments. In addition, due primarily to increased demand from foreign steel producers, the costs of unfinished carbon steel slabs and scrap (both of which are purchased in the spot market and are not susceptible to hedging) rose significantly in 2006. Similarly, the Company experienced a significant increase in the cost of iron ore in 2006. Collectively, these and other raw material and energy cost increases have adversely affected the Company’s margins. To offset such cost increases, where competitively possible, the Company attempts to add a surcharge to the price of steel it sells to the spot market and to negotiate a variable pricing mechanism with its contract customers that allows the Company to adjust selling prices in response to changes in the cost of raw materials and energy. In addition, in the case of stainless steel, increased costs for nickel, chrome and molybdenum can usually be recovered through established price surcharges. Approximately 65% of the Company’s shipments in 2006 were made under contracts having a duration of six months or more. The Company anticipates that its percentage of contract sales will be similar in 2007. Approximately 50% of the Company’s shipments to contract customers permit an adjustment of selling prices in response to changes in the cost of raw materials and energy. Therefore, fluctuations in the price of energy (particularly natural gas), raw materials (such as scrap, purchased slabs, coal, iron ore, and zinc) or other commodities will be, in part, passed on to the Company’s customers rather than absorbed solely by the Company.

In addition, in order to further minimize its exposure to fluctuations in raw material costs, and to secure an adequate supply of raw materials, the Company has entered into multi-year purchase agreements for certain raw materials that provide for fixed prices or only a limited variable price mechanism. While enabling the Company to reduce its exposure to fluctuations in raw material costs, this also exposes the Company to an element of market risk relative to its sales contracts. Currently, most of the Company’s sales contracts have durations of six months to one year and expire during 2007. Approximately half of those contracts have fixed price terms and the other half which have some form of variable pricing do not necessarily enable the Company to recoup the full amount of increases in its raw material and energy costs. When new contracts are negotiated with the Company’s customers, the average sales prices could change, either up or down. If that average sales price decreases, the Company may not be able to reduce its raw material costs to a corresponding degree due to the multi-year term and fixed price nature of some of its raw material purchase contracts.

The Company uses cash settled commodity price swaps and/or options to hedge the price of a portion of its natural gas, nickel, aluminum and zinc requirements. The Company’s hedging strategy is designed to protect it against normal volatility. However, abnormal price increases in any of these commodity markets could negatively impact operating costs. Gains and losses from the use of these instruments are deferred in accumulated other comprehensive loss on the consolidated balance sheets and recognized into cost of products sold in the same period as the underlying physical transaction. At December 31, 2006, accumulated other comprehensive loss includes $0.5 in unrealized net-of-tax gains for the fair value of these derivative instruments. The following table presents the negative effect on pretax income of a hypothetical change in the fair value of derivative instruments outstanding at December 31, 2006 due to an assumed 10% and 25% decrease in the market price of each of the indicated commodities.

Commodity Derivative	10% Decrease	25% Decrease
Natural Gas	$5.6	$14.0
Zinc	4.6	11.5
Nickel	—	0.1

Because these instruments are structured and used as hedges, these hypothetical losses would be offset by the benefit of lower prices paid for the physical commodity used in the normal production cycle. The Company currently does not enter into swap or option contracts for trading purposes.

The Company is also subject to risks of exchange rate fluctuations on a small portion of intercompany receivables that are denominated in foreign currencies. The Company occasionally uses forward currency contracts to manage exposures to certain of these currency price fluctuations. At December 31, 2006, the Company had outstanding forward currency contracts with a total value of $9.0 for the sale of euros. Based on the contracts outstanding at the end of 2006, a 10% increase in the dollar to euro exchange rate would result in a $0.9 pretax loss in the value of those contracts, which would offset the income benefit of a more favorable exchange rate.

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

Dated: February 27, 2007	/s/ JAMES L. WAINSCOTT
James L. Wainscott
Chairman of the Board, President and Chief Executive Officer

Dated: February 27, 2007	/s/ ALBERT E. FERRARA, JR.
Albert E. Ferrara, Jr.
Vice President, Finance and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AK Steel Holding Corporation

Middletown, Ohio

We have audited the accompanying consolidated balance sheets of AK Steel Holding Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), cash flows, and comprehensive income for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index to Exhibits at Item 99.1. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on January 1, 2006 and the recognition and related disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, on December 31, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Cincinnati, Ohio

February 27, 2007

AK STEEL HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2006, 2005 and 2004

(dollars in millions, except per share data)

	2006	2005	2004
Net sales	$6,069.0	$5,647.4	$5,217.3
Cost of products sold (exclusive of items shown separately below)	5,452.7	4,996.8	4,553.6
Selling and administrative expenses	207.7	208.4	206.4
Depreciation	194.0	196.4	206.2
Other operating items:
Pension and other postretirement benefit corridor charges	133.2	54.2	330.8
Asset impairment charges	—	31.7	—
Curtailment charge	10.8	12.9	—
Labor contract charges	5.0	—	—
Impairment of equity investment	—	33.9	—

Total operating costs	6,003.4	5,534.3	5,297.0

Operating profit (loss)	65.6	113.1	(79.7)
Interest expense	89.1	86.8	110.1
Charge on retirement of long-term debt	—	—	8.7
Other income	20.4	11.7	5.2

Income (loss) from continuing operations before income taxes	(3.1)	38.0	(193.3)
Income tax provision due to state law changes	5.7	32.6	—
Income tax provision (benefit)	(20.8)	6.2	(223.8)

Total income tax provision (benefit)	(15.1)	38.8	(223.8)

Income (loss) from continuing operations	12.0	(0.8)	30.5
Income from discontinued operations, net of tax:
Income from discontinued operations	—	—	6.5
Gain on sale of discontinued operations	—	—	201.4

Income (loss) before cumulative effect of accounting change	12.0	(0.8)	238.4
Cumulative effect of accounting change, net of tax	—	(1.5)	—

Net income (loss)	$12.0	$(2.3)	$238.4

Basic earnings per share:
Income (loss) from continuing operations	$0.11	$(0.01)	$0.28
Income from discontinued operations:
Income from discontinued operations	—	—	0.06
Gain on sale of discontinued operations	—	—	1.85
Cumulative effect of accounting change	—	(0.01)	—

Net income (loss) per share	$0.11	$(0.02)	$2.19

Diluted earnings per share:
Income (loss) from continuing operations	$0.11	$(0.01)	$0.28
Income from discontinued operations:
Income from discontinued operations	—	—	0.06
Gain on sale of discontinued operations	—	—	1.84
Cumulative effect of accounting change	—	(0.01)	—

Net income (loss) per share	$0.11	$(0.02)	$2.18

Pro forma amounts assuming changes in accounting principles from FIN 47 were applied retroactively:
Income (loss) before cumulative effects of accounting change, as reported	$12.0	$(0.8)	$238.4
Pro forma effect	—	(0.2)	(0.2)

Income (loss) before cumulative effects of accounting change, as adjusted	$12.0	$(1.0)	$238.2

Per Share Adjusted:
Basic	$0.11	$(0.01)	$2.19
Diluted	0.11	(0.01)	2.18
Net income (loss) adjusted	$12.0	$(1.0)	$238.2

Per Share Adjusted:
Basic	$0.11	$(0.01)	$2.19
Diluted	0.11	(0.01)	2.18

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2006 and 2005

(dollars in millions, except per share amounts)

	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$519.4	$519.6
Accounts receivable, net	696.8	570.0
Inventories, net	857.6	808.4
Deferred tax asset	437.4	323.2
Other current assets	36.3	25.2

Total Current Assets	2,547.5	2,246.4

Property, Plant and Equipment	5,021.5	4,985.6
Less accumulated depreciation	(2,888.1)	(2,728.1)

Property, plant and equipment, net	2,133.4	2,257.5

Other Assets:
Investment in AFSG	55.6	55.6
Other investments	70.4	62.4
Goodwill	37.1	37.1
Other intangible assets	0.3	40.2
Deferred tax asset	647.1	752.5
Other	26.2	36.2

TOTAL ASSETS	$5,517.6	$5,487.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$567.1	$450.0
Accrued liabilities	207.4	216.4
Current portion of pension and other postretirement benefit obligations	157.0	237.0

Total Current Liabilities	931.5	903.4

Non-current Liabilities:
Long-term debt	1,115.2	1,114.9
Pension and other postretirement benefit obligations	2,927.6	3,115.6
Other liabilities	126.3	133.5

Total Non-current Liabilities	4,169.1	4,364.0

TOTAL LIABILITIES	5,100.6	5,267.4

Stockholders’ Equity:
Preferred stock, authorized 25,000,000 shares	—	—
Common stock, authorized 200,000,000 shares of $.01 par value each; issued 2006, 119,025,234 shares, 2005, 118,415,233 shares; outstanding 2006, 110,324,847 shares; 2005, 109,806,200 shares	1.2	1.2
Additional paid-in capital	1,841.4	1,832.1
Treasury stock, common shares at cost, 2006, 8,700,387; 2005, 8,609,033 shares	(124.4)	(123.6)
Accumulated deficit	(1,296.1)	(1,308.1)
Accumulated other comprehensive loss	(5.1)	(181.1)

TOTAL STOCKHOLDERS’ EQUITY	417.0	220.5

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,517.6	$5,487.9

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2006, 2005 and 2004

(dollars in millions)

	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$12.0	$(2.3)	$238.4

Adjustments to reconcile net income (loss) to cash flows from operating activities of continuing operations:
Depreciation	194.0	196.4	206.2
Amortization	9.7	8.5	12.9
Provision for doubtful accounts	4.8	4.6	4.3
Deferred income taxes	(11.3)	25.4	(234.0)
Contribution to pension trust	(209.0)	(150.0)	—
Pension and other postretirement benefit corridor charge	133.2	54.2	330.8
Asset impairment charges	—	31.7	—
Curtailment charge	10.8	12.9	—
Labor contract charges	5.0	—	—
Impairment of equity investment	—	33.9	—
Cumulative effect of accounting change	—	1.5	—
Exclusion of income from and gain on sale of discontinued operations	—	—	(207.9)
Charge on retirement of long-term debt	—	—	8.7
Other items, net	(8.0)	10.7	(6.4)
Changes in assets and liabilities:
Accounts receivable	(130.3)	60.2	(231.2)
Inventories	(51.3)	(126.0)	52.2
Accounts payable and other current liabilities	106.5	65.5	7.0
Other assets	1.0	(3.0)	7.7
Pension asset and obligation	51.8	63.0	65.5
Postretirement benefit obligation	(40.8)	(3.2)	(18.8)
Other liabilities	(9.9)	(4.0)	(20.8)

Total adjustments	56.2	282.3	(23.8)

Net cash flows from operating activities of continuing operations	68.2	280.0	214.6

Cash flows from investing activities:
Capital investments	(76.2)	(173.8)	(89.3)
Purchase of long-term investments	—	—	(2.5)
Proceeds from the sale of discontinued operations	—	—	333.8
Proceeds from the sale of investments and property, plant and equipment	6.5	1.2	49.3
Proceeds from draw on restricted funds for emission control expenditures	8.5	33.6	21.3
Restricted cash to collateralize letter of credit	(12.6)	—	—
Other items, net	0.2	1.2	—

Net cash flows from investing activities of continuing operations	(73.6)	(137.8)	312.6

Cash flows from financing activities:
Redemption of long-term debt	—	—	(213.4)
Fees related to new credit facility or new debt	(0.1)	—	(3.7)
Premium on redemption of long-term debt	—	—	(5.0)
Conversion of stock options	3.3	3.1	3.5
Purchase of treasury stock	(0.9)	(0.6)	(0.2)
Other items, net	2.9	(2.2)	1.5

Net cash flows from financing activities of continuing operations	5.2	0.3	(217.3)

Cash flows from discontinued operations:
Cash flows from operating activities of discontinued operations	—	—	13.2
Cash flows from investing activities of discontinued operations	—	—	(0.7)

Net cash flows from discontinued operations	—	—	12.5

Net increase (decrease) in cash and cash equivalents	(0.2)	142.5	322.4
Cash and cash equivalents, beginning of year	519.6	377.1	54.7

Cash and cash equivalents, end of year	$519.4	$519.6	$377.1

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(dollars in millions)

	Common Stock	Additional Paid-In- Capital	Treasury Stock	Accum- ulated Deficit	Accum- ulated Other Compre- hensive Income/ (Loss)	Total
Balance, December 31, 2003	$1.2	$1,815.9	$(122.7)	$(1,544.2)	(203.0)	(52.8)
Net income				238.4		238.4
Issuance of performance shares, net		0.1				0.1
Change in unamortized performance shares		(0.1)				(0.1)
Issuance of restricted stock, net		1.0				1.0
Change in unamortized restricted stock		5.2				5.2
Unrealized loss on marketable securities					(0.4)	(0.4)
Stock options exercised		3.5				3.5
Tax benefit from common stock compensation		(1.0)				(1.0)
Purchase of treasury stock			(0.2)			(0.2)
Derivative instrument hedges					(6.7)	(6.7)
Foreign currency translation adjustment					1.5	1.5
Minimum pension liability					8.9	8.9

Balance, December 31, 2004	$1.2	$1,824.6	$(122.9)	$(1,305.8)	(199.7)	197.4
Net loss				(2.3)		(2.3)
Issuance of performance shares, net		(0.1)				(0.1)
Change in unamortized performance shares		0.1				0.1
Issuance of restricted stock, net		4.8				4.8
Change in unamortized restricted stock		(1.7)				(1.7)
Stock options exercised		3.1				3.1
Tax benefit from common stock compensation		1.3				1.3
Purchase of treasury stock			(0.7)			(0.7)
Derivative instrument hedges					(0.6)	(0.6)
Foreign currency translation adjustment					(2.3)	(2.3)
Minimum pension liability					21.5	21.5

Balance, December 31, 2005	$1.2	$1,832.1	$(123.6)	$(1,308.1)	$(181.1)	$220.5
Net income				12.0		12.0
Change in unamortized performance shares		1.2				1.2
Change in unamortized stock options		1.0				1.0
Issuance of restricted stock, net		1.9				1.9
Change in unamortized restricted stock		1.0				1.0
Unrealized gain on marketable securities					0.1	0.1
Stock options exercised		3.3				3.3
Tax benefit from common stock compensation		0.9				0.9
Purchase of treasury stock			(0.8)			(0.8)
Derivative instrument hedges					0.6	0.6
Foreign currency translation adjustment					2.9	2.9
Minimum pension liability					29.7	29.7

Balance, December 31, 2006 before adjustment	$1.2	$1,841.4	$(124.4)	$(1,296.1)	$(147.8)	$274.3
Adjustment to initially apply FAS 158, net of tax					142.7	142.7

Balance, December 31, 2006	$1.2	$1,841.4	$(124.4)	$(1,296.1)	$(5.1)	$417.0

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2006, 2005 and 2004

(dollars in millions)

	2006	2005	2004
Net income (loss)	$12.0	$(2.3)	$238.4
Other comprehensive income, net of tax:
Foreign currency translation adjustment	2.9	(2.3)	1.5
Derivative instrument hedges, mark to market:
Gains (losses) arising in period	(29.3)	9.4	(3.7)
Less: Reclassification of (gains) losses included in net income	29.9	(10.0)	(3.0)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	0.1	—	(0.1)
Less: Reclassification of gains included in net income	—	—	(0.3)
Minimum pension liability adjustment	29.7	21.5	8.9

Comprehensive income	$45.3	$16.3	$241.7

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

Revenue Recognition:    Revenue from sales of products is recognized at the time title and the risks and rewards of ownership pass. This is when the products are shipped per customers’ instructions, the sales price is fixed and determinable, and collection is reasonably assured.

Cash Equivalents:    Cash equivalents include short-term, highly liquid investments that are readily convertible to known amounts of cash and are of an original maturity of three months or less.

Supplemental Disclosure of Cash Flow Information:

	2006	2005	2004
Cash paid during the period for:
Interest (net of interest capitalized)	$83.7	$81.7	$107.1
Income taxes	9.7	11.1	13.0

Supplemental Cash Flow Information Regarding Non-Cash Investing and Financing Activities:    The Company granted to certain employees common stock with values, net of cancellations, of $2.0, $4.8 and $1.0 in 2006, 2005 and 2004, respectively, under its restricted stock award programs (see Note 3). The Company received restricted cash in 2005 of $5.0 to be used for construction of emission control equipment at Middletown Works (see Note 5). The Company had open accounts payables and accruals at December 31, 2006 and 2005 of $11.3 and $15.5 respectively, related to property, plant and equipment purchases.

Accounts Receivable:    The allowance for doubtful accounts was $10.1 and $6.6 at December 31, 2006 and 2005, respectively. The Company maintains an allowance for doubtful accounts as a reserve for the loss that would be incurred if a customer is unable to pay amounts due to the Company. The Company determines this based on various factors, including the customer’s financial condition.

Inventories:    Inventories are valued at the lower of cost or market. The cost of the majority of inventories is measured on the last in, first out (“LIFO”) method. Other inventories are measured principally at average cost and consist mostly of foreign inventories and certain raw materials.

	2006	2005
Inventories on LIFO:
Finished and semi-finished	$925.2	$776.3
Raw materials and supplies	411.9	344.4
Adjustment to state inventories at LIFO value	(507.9)	(351.7)

Total	829.2	769.0
Other inventories	28.4	39.4

Total inventories	$857.6	$808.4

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

During 2006, 2005 and 2004, liquidation of LIFO layers generated income of $1.7, 6.9 and $25.1, respectively.

Property, Plant and Equipment:    Plant and equipment are depreciated under the straight-line method over their estimated lives. Land improvements are depreciated over 20 years, leaseholds, over the lesser of 20 years or useful life, buildings, over 40 years and machinery and equipment, over 2 to 20 years. The estimated weighted average life of the Company’s machinery and equipment is 18.4 years. The Company recognizes costs associated with major maintenance activities at its operating facilities in the period in which they occur. The Company’s property, plant and equipment balances as of December 31, 2006 and 2005 are as follows:

	2006	2005
Land, land improvements and leaseholds	$136.7	$135.9
Buildings	359.1	354.9
Machinery and equipment	4,478.7	4,392.0
Construction in progress	47.0	102.8

Total	5,021.5	4,985.6
Less accumulated depreciation	(2,888.1)	(2,728.1)

Property, plant and equipment, net	$2,133.4	$2,257.5

The amount of interest on capital projects capitalized in 2006 and 2005 was $3.3 and $5.4, respectively. The Company reviews the carrying value of long-lived assets to be held and used and long-lived assets to be disposed of when events and circumstances warrant such a review. If the carrying value of a long-lived asset exceeds its fair value, an impairment has occurred and a loss is recognized based on the amount by which the carrying value exceeds the fair market value less cost to dispose for assets to be sold or abandoned. Fair market value is determined using quoted market prices, estimates based on prices of similar assets or anticipated cash flows discounted at a rate commensurate with risk.

Investments:    The Company has investments in associated companies that are accounted for under the equity method. Because the operations of these companies are integrated with its basic steelmaking operations, the Company includes its proportionate share of the income (loss) of these associated companies in cost of products sold in its consolidated statements of operations. Operating income (loss) includes income (loss) from equity companies $5.4, ($3.8) and $4.6 in 2006, 2005 and 2004, respectively.

The Company has a note receivable of $35.0 due from Combined Metals of Chicago LLC, an entity in which it holds an equity interest. The note is subordinate to outstanding bank indebtedness of the entity.

The Company formerly held an equity interest in AK-ISG Steel Coating Company (“AK-ISG”), a joint venture that operated an electrogalvanizing line in Cleveland, OH, and guaranteed its performance under an equipment lease that terminates in 2009. In the fourth quarter of 2005, AK-ISG made the decision to indefinitely idle its electrogalvanizing line effective March 31, 2006. As a result, the Company fully impaired its investment in AK-ISG, resulting in a charge of $33.9 in 2005. The recognition of the above guarantee was included in the impairment charge and was reserved in accrued liabilities at December 31, 2005. In August 2006, the Company entered into an agreement with the other party to the joint venture whereby that party assumed the Company’s portion of the venture’s assets and liabilities, including the lease guarantee, and agreed to indemnify the Company from any liabilities related to the joint venture.

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

The Company holds equity interests in companies that produce products or own processes that have a synergistic relationship with the Company’s products. Each of these investments is subject to a review for impairment, if and when, circumstances indicate that a loss in value below its carrying amount is other than temporary. Under these circumstances, the Company would write down the investment to its fair value, which would become its new carrying amount. No additional impairment was necessary based on the reviews conducted in 2006 and 2005.

The Company’s investment in AFSG Holdings, Inc. represents the carrying value of its discontinued insurance and finance leasing businesses, which have been largely liquidated. The activities of the remaining operating companies are being “run off” and the companies are accounted for as a discontinued operation under the liquidation basis of accounting, whereby future cash inflows and outflows are considered. The Company is under no obligation to support the operations or liabilities of these companies.

Related Party Transactions:    The Company regularly transacts business with its equity investees. The following relates to the Company’s transactions with these unconsolidated subsidiaries for the years indicated:

	2006	2005	2004
Sales to equity investees	$37.4	$29.8	$40.4
Purchases from equity investees	25.1	32.7	45.4

		As of December 31,
		2006	2005
Accounts receivable from equity investees		$2.1	$0.4
Accounts payable to equity investees		2.6	2.2

Goodwill and Other Intangible Assets:    Current accounting standards require that goodwill be reviewed annually for possible impairment. Recognizing continued strength in the carbon, stainless and electrical steel markets affecting both pricing and volumes over the last 18 months and high raw material and energy costs, in addition to other factors, the Company’s management determined that the fair value of its flat-rolled steel reporting unit was not reduced. The 2006 and 2005 annual reviews did not result in any goodwill impairment for the Company.

As of December 31, 2006 and 2005, goodwill on the consolidated balance sheets was $37.1, related primarily to the tubular business. Other intangible assets on the December 31, 2006 and 2005 consolidated balance sheets were as follows:

	2006	2005
Minimum pension liability	$—	$39.6
Other	0.3	0.6

Total intangible assets	$0.3	$40.2

Pension and Other Postretirement Benefits Accounting:    Under its method of accounting for pension and other postretirement benefit plans, the Company recognizes into income, as a non-cash fourth quarter adjustment, any unrecognized actuarial net gains or losses that exceed 10% of the larger of projected benefit obligations or plan assets, defined as the “corridor”. Amounts inside this 10% corridor are amortized over the average remaining service life of active plan participants. The Company adopted this method of accounting for pension

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

and other postretirement benefit obligations as a result of its merger with Armco Inc. in 1999. Actuarial net gains and losses occur when actual experience differs from any of the many assumptions used to value the plans. Differences between the expected and actual returns on plan assets and changes in interest rates, which affect the discount rates used to value projected plan obligations, can have a significant impact on the calculation of pension net gains and losses from year to year. For other postretirement benefit plans, increases in healthcare trend rates that outpace discount rates could cause unrecognized net losses to increase to the point that an outside-the-corridor charge would be necessary. By immediately recognizing net gains and losses outside the corridor, the Company’s accounting method limits the amounts by which balance sheet assets and liabilities differ from economic net assets or obligations related to the plans. In 2006, a significant number of retirements at the Company’s Middletown Works, higher health care costs and change in assumptions led the Company to record a fourth quarter corridor charge of $133.2, which related to its other postretirement benefit plans. The fourth quarter non-cash corridor charges were $54.2 and $330.8 in 2005 and 2004, respectively. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, (“FAS 158”) which requires the Company to fully recognize and disclose an asset or liability for the overfunded or underfunded status of its benefit plans in financial statements as of December 31, 2006. The adoption of FAS 158 resulted in a reduction of $32.9 in intangible assets, a decrease in pension and other postretirement benefit liabilities of $159.8 and an increase to equity of $142.7, net of tax. FAS 158 will require the Company to change its measurement date from October 31 to December 31 effective December 31, 2008.

During 2005, higher health care costs and change in assumptions resulted in a net actuarial loss in excess of the corridor for other postretirement benefit plans and led to the charge of $54.2.

Income Taxes:    As more fully explained in Note 4, the Company records deferred tax assets, primarily related to amounts previously expensed in the consolidated financial statements, which become deductible in the tax return upon payment in the future. These amounts include pension and other postretirement benefit reserves and other reserves which have been accrued. The Company does not currently pay regular federal and some state income taxes because it has accumulated net operating loss and tax credit carryforwards from prior years. In 2006, it is estimated that the Company will not have a federal alternative minimum tax (“AMT”) liability as it is projecting an alternative minimum taxable loss. In addition, the Company paid income taxes to selected states and local jurisdictions that limit the ability to use operating loss carryforwards to reduce taxes payable.

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

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Earnings Per Share:    Reconciliation of numerators and denominators for basic and diluted EPS computations is as follows:

	2006	2005	2004
Income (loss) for calculation of basic earnings per share:
Income (loss) from continuing operations related to common stockholders	$12.0	$(0.8)	$30.5
Income and gain on sale from discontinued operations	—	—	207.9
Cumulative effect of accounting change	—	(1.5)	—

Net income (loss) related to common stockholders	$12.0	$(2.3)	$238.4

Common shares outstanding (weighted average in millions):
Common shares outstanding for basic earnings per share	109.9	109.7	108.7
Effect of dilutive securities, employee stock options	0.6	—	0.5

Common shares outstanding for diluted earnings per share	110.5	109.7	109.2

Basic earnings per share:
Income (loss) from continuing operations	$0.11	$(0.01)	$0.28
Income and gain on sale from discontinued operations	—	—	1.91
Cumulative effect of accounting change	—	(0.01)	—

Net income (loss) per share	$0.11	$(0.02)	$2.19

Income (loss) for calculation of diluted earnings per share:
Income (loss) from continuing operations related to common stockholders	$12.0	$(0.8)	$30.5
Income and gain on sale from discontinued operations	—	—	207.9
Cumulative effect of accounting change	—	(1.5)	—

Net income (loss) related to common stockholders	$12.0	$(2.3)	$238.4

Diluted earnings per share:
Income (loss) from continuing operations	$0.11	$(0.01)	$0.28
Income and gain on sale from discontinued operations	—	—	1.90
Cumulative effect of accounting change	—	(0.01)	—

Net income (loss) per share	$0.11	$(0.02)	$2.18

At the end of each of the above years, the Company had outstanding stock options whose exercise or conversion could, under certain circumstances, further dilute earnings per share. The following shares of potentially issuable common stock were not included in the above weighted average shares outstanding because to do so would have had an anti-dilutive effect on earnings per share for the years presented.

(Common shares in millions)	2006	2005	2004
Stock options	0.4	3.4	2.9

Share-Based Compensation:    In December 2004, the FASB issued a revised FAS 123R, “Share-Based Payment”. FAS 123R sets accounting requirements for “share-based” compensation to employees and requires companies to recognize in the income statement the grant-date fair value of the stock options and other equity-based compensation. Prior to the adoption of FAS 123R in January 1, 2006, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and the related interpretations in accounting for nonqualified stock options and performance shares granted under the

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Company’s Stock Incentive Plan (“SIP”) and the pro forma disclosure requirements of FAS 123, “Accounting for Stock-Based Compensation” and related pronouncements. Accordingly, no compensation expense was recognized for nonqualified stock options or performance shares granted for periods prior to January 1, 2006. Compensation costs related to restricted stock awards granted under its SIP are charged against income during their vesting period. In 2006, the Company recognized compensation costs of $3.0 under FAS 123R. In 2005 and 2004, the Company recognized compensation costs of $3.1 and $6.2, respectively, under APB 25. Had compensation cost for the Company’s stock option plans and performance shares been determined based on fair value consistent with the methodology of FAS 123, the Company’s net income (loss) and earnings (loss) per share for each year would have been adjusted to the pro forma amounts indicated below:

	2005	2004
Net income (loss) as reported	$(2.3)	$238.4
Performance shares	0.2	—
Additional compensation cost based on fair value recognition, net of tax	1.4	1.3

Pro forma net income (loss)	$(3.9)	$237.1

Basic earnings (loss) per share as reported	$(0.02)	$2.19
Additional compensation cost based on fair value recognition, net of tax	0.02	0.01

Pro forma basic earnings (loss) per share	$(0.04)	$2.18

Diluted earnings (loss) per share as reported	$(0.02)	$2.18
Additional compensation cost based on fair value recognition, net of tax	0.02	0.01

Pro forma diluted earnings (loss) per share	$(0.04)	$2.17

Effective for the fiscal year beginning January 1, 2006, the Company adopted the fair value recognition provisions of FAS 123R and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”), using the modified-prospective transition method. Under the modified-prospective transition method, the recognized compensation cost during fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123 and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on grant-date fair value estimated in accordance with the provisions of FAS 123R.

Stock Options:    On July 21, 2005, the Board of Directors of AK Holding, upon recommendation of its Compensation Committee, approved the acceleration of the vesting of “underwater” unvested options held by employees of the Company, including executive officers. A stock option was deemed to be “underwater” if the option exercise price was greater than $8.91, the closing price of the Company’s stock on July 21, 2005. The decision to accelerate the vesting of these stock options was made primarily to reduce compensation expense that otherwise likely would be recorded in future periods following the Company’s adoption in the first quarter of 2006 of FAS 123R. In addition, the Company believed that underwater stock options may not have been providing the affected current employees a sufficient retention incentive when compared to the potential future compensation expense that would have been attributable to such stock options under FAS 123R. FAS 123R sets forth accounting requirements for “share-based” compensation to employees and requires companies to recognize in their income statements the grant-date fair value of stock options and other equity-based compensation. FAS 123R applies to options granted on or after January 1, 2006, as well as to outstanding options that had not vested prior to January 1, 2006. It requires that compensation expenses associated with stock options be recognized in the statement of operations of the Company rather than as a footnote disclosure. As a result of the Board’s action, unvested stock options to purchase 180,000 shares of the Company’s common stock became exercisable effective

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

July 22, 2005, rather than the later dates when they would have vested in the normal course. The Company typically issues options to its executive officers and other key managers that vest over a three-year period.

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

Research and Development Costs:    The Company conducts a broad range of research and development activities aimed at improving existing products and manufacturing processes and developing new products and processes. Research and development costs, which are recorded as expense when incurred, totaled $6.6, $6.7 and $6.7 in 2006, 2005 and 2004, respectively.

Concentrations of Credit Risk:    The Company operates in a single business segment and is primarily a producer of carbon, stainless and electrical steels and steel products, which are sold to a number of markets, including automotive, industrial machinery and equipment, construction, power distribution and appliances. The following presents net sales by product line:

	2006	2005	2004
Stainless and electrical	$2,476.5	$1,968.5	$1,793.5
Carbon	3,356.9	3,434.7	3,163.4
Tubular	235.6	240.8	249.5
Other, primarily conversion services	—	3.4	10.9

Total	$6,069.0	$5,647.4	$5,217.3

The following sets forth the percentage of the Company’s net sales attributable to various markets:

	Years Ended December 31,
	2006	2005	2004
Automotive	41%	45%	48%
Appliance, Industrial Machinery and Equipment, and Construction	29%	25%	20%
Distributors, Service Centers and Converters	30%	30%	32%

Net sales to General Motors Corporation, the Company’s largest customer, accounted for approximately 9%, 13% and 15% of the total net sales in 2006, 2005 and 2004, respectively. No customer accounted for more than 10% of net sales of the Company during 2006, and no customer other than General Motors Corporation accounted for more than 10% of net sales of the Company during 2005 or 2004. The Company sells domestically

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

to customers primarily in the Midwestern and Eastern United States and to foreign customers, primarily in Canada, Mexico and Western Europe. Net sales to customers located outside the United States totaled $689.3, $647.3 and $533.7 for 2006, 2005 and 2004, respectively. Approximately 28% and 42% of trade receivables outstanding at December 31, 2006 and 2005, respectively, are due from businesses associated with the U.S. automotive industry. Except in a few situations where the risk warrants it, collateral is not required on trade receivables. While the Company believes its recorded trade receivables will be collected, in the event of default the Company would follow normal collection procedures.

Union Contracts:    At December 31, 2006, the Company’s operations included approximately 7,000 employees, of which approximately 5,300 are represented by labor unions under various contracts that either have expired or will expire in the years 2007 through 2012. This number includes the employees of the Middletown Works represented by AEIF-IAM Local 1943 who have been locked out since March 1, 2006 when the parties were unable to reach agreement on a new labor contract and excludes the temporary replacement workers who currently are working in the Middletown Works. The labor contract for approximately 380 hourly employees represented by United Auto Workers (“UAW”) Local 3642 at the Coshocton Works was scheduled to expire on April 1, 2007. In February 2007 the members of that union ratified a new approximately three-year labor agreement which expires on March 31, 2010. The labor contract for approximately 300 hourly employees represented by UAW Local 169 at the Mansfield Works was scheduled to expire on February 10, 2007. In November 2006, the members of that union ratified a new six-year labor agreement which expires on March 31, 2011. The labor contract for approximately 1,400 hourly employees represented by UAW Local 3303 at the Butler Works was scheduled to expire on September 30, 2006. In July 2006 the members of that union ratified a new six-year agreement which expires on September 30, 2012. The labor contract for approximately 200 hourly employees represented by UAW Local 401 at the Zanesville Works was scheduled to expire on May 20, 2006. On May 9, 2006 the members of that union ratified a new six-year agreement which expires on May 20, 2012. The labor contract for approximately 150 hourly workers represented by United Steelworkers of America (“USW”) Local 1915 at the Walbridge, OH facility of the Company’s wholly-owned subsidiary, AK Tube LLC, was scheduled to expire on January 29, 2006. In January 2006 the members of that union ratified a new three-year contract which expires on January 25, 2009. The labor contract for approximately 750 hourly employees represented by USW Local 1865 at the Ashland Works was scheduled to expire on September 1, 2005. In September 2005 the members of that union ratified a new five-year labor agreement which expires on September 1, 2010.

In addition, the labor agreements to which the Company is a party at the Company’s Middletown Works and Rockport Works either already are being re-negotiated or will be re-negotiated in 2007. The UAW represents workers at Rockport Works. The labor agreement at Rockport Works is set to expire September 30, 2007. There is the potential of a work stoppage at Rockport Works if the Company and the union cannot reach a timely agreement in contract negotiations. The Company expects to operate the facility in the event of a labor dispute, but there is a risk that such a labor dispute could result in a work stoppage and that, particularly if there were to be a work stoppage, the dispute could have a material impact on the Company’s operations and financial results. The Middletown Works labor agreement expired on February 28, 2006 and the parties were unable to reach a new agreement prior to its expiration. Effective March 1, 2006, the Company elected to exercise its right to prevent the represented employees at the Middletown Works from continuing to work without a labor agreement and implemented a contingency plan to operate that facility with salaried employees and temporary workers. Collectively, these two agreements cover approximately 2,020 employees. While management is seeking to reach a new agreement with the union at the Rockport Works facility without a work stoppage, the Company cannot predict the outcome of the contract negotiations. The Company continues to bargain in good faith to reach a competitive labor agreement as soon as possible at its Middletown Works, but cannot predict when such an agreement will be reached.

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

Debt and equity securities are subject to a review for impairment, if and when, circumstances indicate that a loss in value is other than temporary. Under these circumstances, the Company would write down a held-to-maturity security to its fair value, which would become its new carrying amount or, in the case of an available-for-sale security, would record a realized loss to reduce the value from which unrealized gains or losses are computed. At December 31, 2006, total unrealized losses on securities in an unrealized loss position were immaterial, and the Company does not believe those losses are other than temporary.

The carrying value of the Company’s financial instruments does not differ materially from their estimated fair value at the end of 2006 and 2005 with the exception of the Company’s long-term debt. At December 31, 2006, the fair value of the Company’s long-term debt, including current maturities, was approximately $1,125.8. The fair value estimate was based on financial market information available to management as of December 31, 2006. Management is not aware of any significant factors that would materially alter this estimate since that date. The fair value of the Company’s long-term debt, including current maturities, at December 31, 2005 was approximately $1,037.2.

The Company is a party to derivative instruments that are designated and qualify as hedges under FAS 133, “Accounting for Derivative Instruments and Hedging Activities” and related pronouncements. In limited circumstances the Company may also enter into derivative instruments that do not qualify for hedge accounting treatment. The Company’s objective in using these instruments is to protect its earnings and cash flows from fluctuations in the fair value of selected commodities and currencies.

In the ordinary course of business, the Company’s income and cash flows may be affected by fluctuations in the price of certain commodities used in its production processes. The Company has implemented raw material and energy surcharges for its spot market customers and some of its contract customers. For certain commodities where such exposure exists, the Company uses cash settled commodity price swaps, collars and purchased options, with a duration of up to three years, to hedge the price of a portion of its natural gas, nickel, aluminum and zinc requirements. The Company designates these instruments as cash flow hedges and the resulting changes in their fair value are recorded in other comprehensive income. Subsequent gains and losses are recognized into cost of products sold in the same period as the underlying physical transaction. At December 31, 2006, currently valued outstanding commodity hedges would result in the reclassification into earnings of $0.2 in net-of-tax gains within the next twelve months.

In addition, in the ordinary course of business, the Company is subject to risks associated with exchange rate fluctuations on monies received from its European subsidiaries and other customers invoiced in European currencies. In order to mitigate this risk, the Company has entered into a series of agreements for the forward sale of euros at fixed dollar rates. The forward contracts are entered into with durations of up to a year. A typical contract is used as a cash flow hedge for the period from when an order is taken to when a sale is recognized, at which time it converts into a fair value hedge of a euro-denominated receivable. As a fair value hedge, changes in the fair value of the derivative and the gains or losses on the foreign-denominated receivables are recorded

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

currently in other income and provide an offset to one another. At December 31, 2006, the Company had outstanding forward currency contracts with a total value of $9.0 for the sale of euros.

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

Asset Impairment Charges:    In the fourth quarter of 2005, AK-ISG Steel Coating Company (“AK-ISG”), a joint venture that operates an electrogalvanizing line in Cleveland, OH made the decision to indefinitely idle that facility effective March 31, 2006. The Company determined that it was able to fully satisfy its electrogalvanizing requirements, under prevailing market conditions, solely through its own facilities and would no longer need to utilize the AK-ISG electrogalvanizing line. As a result, the Company fully impaired its investment in AK-ISG, resulting in a charge of $33.9 in 2005. In August 2006, the Company entered into an agreement with the other party to the joint venture whereby that party assumed the Company’s portion of the venture’s assets and liabilities, including the lease guarantee, and agreed to indemnify the Company from any liabilities related to the joint venture. The Company also recorded an impairment charge of $31.7 related to certain previously-idled stainless processing equipment at its Butler Works and Mansfield Works. The Company determined that it was able to support its stainless markets through operating efficiencies at its other processing facilities. These actions have helped better position the Company for the future by further consolidating and rationalizing its operations, allowing it to be more cost effective and enabling it to maximize the productivity of its other operations. The Company has reviewed all of its assets carefully and does not believe that it is reasonably likely that further asset impairments will occur within the foreseeable future.

Curtailment Charge:    In 2006, the Company recognized a curtailment charge and other labor contract charges in the aggregate amount of $15.8 in the fourth quarter related to new labor agreements negotiated in 2006 with the represented employees at the Company’s Butler Works and Zanesville Works. Under these agreements, the existing defined benefit pension plan at each facility was “locked and frozen” in 2006, with subsequent Company contributions being made to Company-provided 401(k) plans. As a result, the Company was required to recognize in 2006 the past service pension expense that previously would have been amortized. On balance, the future benefits associated with these new labor agreements, including the locking and freezing of the defined benefit plans, will outweigh the $15.8 one-time fourth-quarter curtailment and other charges noted above, as well as the Company’s ongoing contributions to the new 401(k) plans. The Company recognized a fourth-quarter curtailment charge in 2005 of $12.9 related to the new labor contract negotiated with the represented employees at the Company’s Ashland Works. Under that agreement, the existing defined benefit pension plan was “locked and frozen” as of January 1, 2006, with subsequent Company pension contributions being made to the Steelworkers Pension Trust. As a result, the Company was required to recognize in 2005 the past service pension expense that previously would have been amortized. On balance, the future benefits associated with the new labor contract, including the locking and freezing of the defined benefit plans will outweigh the one-time fourth quarter curtailment charge and the ongoing contributions to the Steelworkers Pension Trust.

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

New Accounting Pronouncements:    In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective no later than fiscal years beginning on or after November 15, 2007. The Company is currently evaluating the impact of the adoption of FAS 159 on its financial position and results of operations.

In September 2006, the FASB issued FAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, which requires the Company to fully recognize and disclose an asset or liability for the overfunded or underfunded status of its benefit plans in financial statements as of December 31, 2006. The adoption of FAS 158 resulted in a reduction of $32.9 in intangible assets, a decrease in pension and other postretirement benefit liabilities of $159.8 and an increase to equity of $142.7, net of tax. FAS 158 will require the Company to change its measurement date from October 31 to December 31 effective December 31, 2008.

In September 2006, the FASB issued FAS 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements in accounting pronouncements where fair value is the relevant measurement attribute. However, for some entities, the application of this statement will change current practice for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of FAS 157 on its definition and measurement of fair value and disclosure requirements.

In September 2006, the SEC issued Staff Accounting Bulletin 108 (“SAB 108”) which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company has determined that the guidance in SAB 108 does not have a material impact on its financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” This interpretation establishes a “more-likely-than-not” recognition threshold that must be met before a tax benefit can be recognized in the financial statements. FIN 48 also offers guidelines to determine how

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

much of a tax benefit to recognize in the financial statements. Under FIN 48, the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the taxing authority should be recognized. This recognition requirement under FIN 48 is applied on an individual tax position basis, with the cumulative total tax benefit of all tax positions being reflected in the financial statements. The provisions of FIN 48 become effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of the adoption of FIN 48 during the first quarter of 2007 on its financial position and results of operations. The Company currently estimates that, upon its adoption, FIN 48 will result in a cumulative effect adjustment of between $4.0 and $8.0 to retained earnings as of January 1, 2007 to increase reserves for uncertain tax positions. The Company’s evaluation of the impact of FIN 48 is continuing, however, and is subject to revision when the Company completes its analysis.

In December 2004, the FASB issued FAS 123R, “Share-Based Payment.” FAS 123R sets accounting requirements for “share-based” compensation to employees and requires companies to recognize in their income statement the grant-date fair value of the stock options and other equity-based compensation. The Company adopted FAS 123R effective January 1, 2006. For periods prior to the effective date of FAS 123R, the Company discloses the effect on net income (loss) and earnings (loss) per share under the fair value recognition provisions of FAS 123, “Accounting for Stock-Based Compensation” in the notes to the consolidated financial statements. The Company uses the Black-Scholes valuation model to determine the value of the awards.

Comprehensive Income and Accumulated Other Comprehensive Loss:    Comprehensive income in the Statement of Comprehensive Income is presented net of an approximate 38% tax rate. The components of accumulated other comprehensive loss at December 31 are as follows:

	2006	2005	2004
Foreign currency translation	$3.7	$0.8	$3.1
Derivative instrument hedges	1.7	1.2	1.8
Unrealized gain on investments	0.2	—	—
Minimum pension liability	(10.7)	(183.1)	(204.6)

Total	$(5.1)	$(181.1)	$(199.7)

Reclassifications:    Certain amounts in the prior year financial statements related to deferred tax assets have been reclassified for comparative purposes to conform to the 2006 presentation.

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

2.	Pension and Other Postretirement Benefits

The Company provides a noncontributory pension and various healthcare and life insurance benefits to most employees and retirees. The major pension plans are not fully funded and, based on current assumptions, $180.0 in contributions to the qualified pension plan trusts are required in 2007. Of this total of $180.0 in required contributions, $75.0 was made in the first quarter of 2007, leaving $105.0 to be made during the remainder of 2007. The Company made $209.0 in contributions during 2006. In 2007, the Company expects approximately $173.8 in other postretirement benefit payments. These payments will be offset by an estimate of $13.5 in Medicare Part D Employer Subsidy. The schedules below include amounts for the Company’s continuing operations as well as its discontinued operations, based on a benefit obligation and asset valuation measurement date of October 31.

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Change in benefit obligations:
Benefit obligations at beginning of year	$3,738.0	$3,830.1	$2,243.9	$2,329.5
Service cost	28.4	29.3	15.2	18.2
Interest cost	208.7	210.6	124.1	129.4
Plan participants’ contributions	—	—	28.6	30.4
Actuarial loss	99.1	5.1	132.6	60.7
Amendments	12.2	2.3	(254.8)	(140.1)
Curtailment	(2.4)	(9.7)	—	—
Benefits paid	(340.1)	(329.7)	(186.0)	(184.2)

Benefit obligations at end of year	$3,743.9	$3,738.0	$2,103.6	$2,243.9

Change in plan assets:
Fair value of plan assets at beginning of year	$2,519.4	$2,484.3	$25.0	$25.2
Actual gain on plan assets	343.8	212.1	—	—
Employer contributions	214.9	152.7	157.0	153.6
Plan participants’ contributions	—	—	28.6	30.4
Benefits paid	(340.1)	(329.7)	(186.0)	(184.2)

Fair value of plan assets at end of year	$2,738.0	$2,519.4	$24.6	$25.0

Funded status	$(1,005.9)	$(1,218.6)	$(2,079.0)	$(2,218.9)

Amounts recognized in the consolidated balance sheets as of December 31, 2006:
Current liabilities	$(2.4)	—	$(154.9)	—
Noncurrent liabilities	(1,003.5)	—	(1,924.1)	—

Net amount recognized	$(1,005.9)	—	$(2,079.0)	—

Funded status and net amounts recognized in the consolidated balance sheets as of December 31, 2005:
Plan assets less than benefit obligation	—	$(1,218.6)	—	$(2,218.9)
Unrecognized net actuarial loss	—	345.2	—	224.4
Unrecognized prior service cost (benefit)	—	39.9	—	(182.9)

Net amount recognized	—	$(833.5)	—	$(2,177.4)

Amounts recognized in the consolidated balance sheets as of December 31, 2005:
Accrued benefit liability	—	$(1,175.3)	—	$(2,177.4)
Intangible asset	—	39.6	—	—
Accumulated other comprehensive income	—	302.2	—	—

Net amount recognized	—	$(833.5)	—	$(2,177.4)

Amounts recognized in accumulated other comprehensive income as of December 31, 2006:
Net loss	$282.1	—	$210.4	$—
Prior service cost (credit)	36.4	—	(401.2)	—

Net amount recognized	$318.5	—	$(190.8)	$—

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

In September 2006, the FASB issued FAS 158 which requires the Company to fully recognize and disclose an asset or liability for the overfunded or underfunded status of its benefit plans in financial statements as of December 31, 2006. The adoption of FAS 158 resulted in a reduction of $32.9 in intangible assets, a decrease in pension and other postretirement benefit liabilities of $159.8 and an increase to equity of $142.7, net of tax. FAS 158 will require the Company to change its measurement date from October 31 to December 31 effective December 31, 2008.

The following table presents the incremental effect of applying FAS 158 on individual line items in the consolidated statement of financial position at December 31, 2006:

	Before Application of FAS 158	Adjustments	After Application of FAS 158
Deferred tax asset	$421.6	$15.8	$437.4
Other intangible assets	33.2	(32.9)	0.3
Total assets	5,534.7	(17.1)	5,517.6
Pension and other postretirement benefit obligations	3,087.4	(159.8)	2,927.6
Total liabilities	5,260.4	(159.8)	5,100.6
Accumulated other comprehensive income	(147.8)	142.7	(5.1)
Total stockholders’ equity	274.3	142.7	417.0

The accumulated benefit obligation for all defined benefit pension plans was $3,698.9 and $3,685.1 at December 31, 2006 and 2005, respectively.

The curtailment in 2006 relates to the new labor contract negotiated recently with the UAW represented employees at the Company’s Zanesville and Butler Works. Under that agreement, the existing defined benefit pension was “locked and frozen” as of July 31, 2006 and November 30, 2006, respectively, with subsequent Company pension contributions being made to Defined Contribution plans. The curtailment in 2005 relates to the labor contract negotiated with the United Steelworkers’ represented employees at the Company’s Ashland Works in October 2005. Under this agreement, the existing defined benefit pension was “locked and frozen” as of January 1, 2006, with subsequent pension contributions being made to the Steelworkers Pension Trust.

The following table presents future benefit payments to beneficiaries:

	Pension Plans	Other Benefits	Medicare Subsidy
2007	$336.7	$173.8	$(13.5)
2008	328.1	180.5	(14.4)
2009	319.5	185.6	(15.5)
2010	311.0	185.2	(16.5)
2011	302.8	183.4	(17.4)
2012 through 2016	1,408.3	859.9	(87.1)

Total	$3,006.4	$1,768.4	$(164.4)

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Year-end assumptions used to value current year assets and liabilities and determine subsequent year expenses are as follows:

	Pension Benefits			Other Benefits
	2006	2005	2004	2006	2005	2004
Discount rate	5.75%	5.75%	5.75%	5.75%	5.75%	5.75%
Expected return on plan assets	8.50%	8.50%	8.50%	8.50%	8.50%	8.50%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Subsequent year healthcare cost trend rate	—	—	—	9.00%	9.00%	10.00%
Ultimate healthcare cost trend rate	—	—	—	4.50%	4.50%	4.50%
Year ultimate healthcare cost trend rate begins	—	—	—	2012	2011	2011

For measurement purposes, healthcare costs are assumed to increase 9% during 2007, after which this rate decreases 1% per year until reaching the ultimate trend rate of 4.5% in 2012.

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

The following relates to pension plans with an accumulated benefit obligation in excess of plan assets.

	2006	2005
Projected benefit obligation	$3,743.9	$3,738.0
Accumulated benefit obligation	3,698.9	3,685.1
Fair value of plan assets	2,738.0	2,519.4

Pension and other postretirement benefit plan assets are invested in master trusts comprised primarily of investments in indexed and enhanced index funds. A fiduciary committee establishes the target asset mix and monitors asset performance. The expected rate of return on assets includes the determination of a real rate of return for equity and fixed income investments applied to the portfolio based on their relative weighting, increased by an underlying inflation rate. In 2006 and 2005, other postretirement benefit plan assets included 100% fixed income securities.

The current target and actual allocation of pension plan assets by major investment category as of the end of 2006 and 2005 were as follows:

		Actual at October 31,
	Target	2006	2005
Domestic and international equities	60%	59%	59%
Fixed income securities	39%	36%	39%
Other	1%	5%	2%

Total	100%	100%	100%

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

The components of net periodic benefit costs for the years 2006, 2005 and 2004 are as follows:

	Pension Benefits			Other Benefits
	2006	2005	2004	2006	2005	2004
Components of net periodic benefit cost:
Service cost	$28.4	$29.3	$32.1	$15.2	$18.2	$15.3
Interest cost	208.7	210.6	222.1	124.1	129.4	121.9
Expected return on plan assets	(207.4)	(207.6)	(204.5)	(0.1)	—	—
Amortization of prior service cost	5.3	8.9	12.6	(36.5)	(12.3)	(9.8)
Recognized net actuarial loss
Annual amortization	22.9	30.3	45.0	13.2	15.0	6.6
Fourth quarter corridor charge	—	—	132.6	133.2	54.2	198.2
Settlement/curtailment loss	10.8	12.9	5.4	—	—	—

Net periodic benefit cost	$68.7	$84.4	$245.3	$249.1	$204.5	$332.2

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $16.7 and $5.1, respectively. The estimated net loss and prior service credit for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $13.0 and $53.8, respectively.

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

Assumed healthcare cost trend rates have a significant effect on the amounts reported for healthcare plans. A one-percentage-point change in the assumed healthcare cost trend rates would have the following effects:

	One Percentage Point:
	Increase	Decrease
Effect on total service cost and interest cost components	$14.6	$(12.1)
Effect on postretirement benefit obligation	164.8	(140.0)

In addition to defined benefit pension plans, most employees are eligible to participate in various defined contribution plans. Total expense related to these plans was $5.0 in 2006, $6.6 in 2005 and $5.8 in 2004.

On December 8, 2003, the United States government enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”). Among other provisions, the Medicare Act provides a federal subsidy to sponsors of retiree healthcare benefit plans that include a qualified prescription drug benefit. The Company sponsors such a plan. Because its benefit plan’s measurement date preceded the effective date of the Medicare Act, the Company was not permitted to recognize the effects of the Medicare Act until February 8, 2004. The Company recognized a reduction in net periodic benefit costs related to these savings of approximately $35.6 in 2006 and $23.0 in 2005.

On November 20, 2006, members of the United Steelworkers (USW) ratified a new four-year labor agreement covering approximately 300 hourly production and maintenance employees at the Company’s Mansfield, OH Works. Under the agreement, the existing defined benefit pension plan was “locked and frozen” as of January 1, 2007 with subsequent contributions to the Steelworker’s Pension Trust fund. As a result, the

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Company is required to recognize the past service pension expense that previously would have been amortized. A $15.1 pre-tax charge related to this past service pension expense will be recognized in the first quarter of 2007. The new contract expires on March 31, 2011.

On July 21, 2006, members of the United Auto Workers (UAW) ratified a new six-year labor agreement covering approximately 1,400 hourly production and maintenance employees at its Butler, PA Works. The new agreement provides work force flexibility, no minimum workforce guarantee, current and future retiree healthcare cost sharing, competitive wage increases and a “lock and freeze” of the traditional defined benefit plan, which will be replaced by a per-hour contribution to a defined contribution plan. As a result of the pension plan change, the Company was required to recognize the past service pension expense that previously would have been amortized.

On May 9, 2006, members of the United Auto Workers (UAW) ratified a new six-year labor agreement covering approximately 200 hourly production and maintenance employees at its Zanesville, OH Works. The new agreement provides work force flexibility, no minimum workforce guarantee, current and future retiree healthcare cost sharing, competitive wage increases and a “lock and freeze” of the traditional defined benefit plan, which will be replaced by a per-hour contribution to a defined contribution plan. As a result of the pension plan change, the Company was required to recognize the past service pension expense that previously would have been amortized.

As a result of the ratification of the new labor contracts at Zanesville Works and Butler Works, the Company incurred one-time charges in the third quarter of 2006 of $15.8. The principal component of these charges was a non-cash curtailment charge of $10.8 resulting from the “lock and freeze” of the traditional defined benefit plan at Butler Works and Zanesville Works.

On September 26, 2005, members of United Steelworkers of America (“USW”) Local 1865 ratified a new five-year labor agreement covering about 750 hourly production and maintenance employees at the Company’s Ashland Works in Kentucky. The 2005 results were negatively affected by approximately $7.0 in charges associated with the implementation of this new collective bargaining agreement. These charges related primarily to the establishment of a voluntary employees’ beneficiary association (“VEBA”). Under the agreement, the Company’s contribution for retiree health care is capped at the 2008 amount. Also, under that agreement, the existing defined benefit pension plan was “locked and frozen” as of January 1, 2006, with subsequent Company pension contributions being made to the Steelworkers Pension Trust. As a result, the Company is required to recognize the past service pension expense that previously would have been amortized. The fourth quarter pre-tax charge related to this past service pension expense was $12.9. Also included in the agreement is a provision for increased active and retiree healthcare cost-sharing.

3.	Share Based Compensation

AK Steel Holding Corporation’s Stock Incentive Plan (the “SIP”) permits the granting of nonqualified stock option, restricted stock, and performance share awards to directors, officers and key management employees of the Company. These nonqualified option, restricted stock and performance share awards may be granted with respect to an aggregate maximum of 16 million shares through the period ending December 31, 2011. The shares that are issued as the result of these grants are newly issued shares. The exercise price of each option may not be less than the market price of the Company’s common stock on the date of the grant. Stock options have a maximum term of 10 years and may not be exercised earlier than six months following the date of grant or such other term as may be specified in the award agreement. For option grants to officers and key management

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

employees, the award agreements provide that the options vest and become exercisable at the rate of one-third per year over three years. Stock options granted to directors vest and become exercisable after one year. For restricted stock awards granted on or prior to December 31, 2006, typically 25% of the shares covered by a restricted stock award vest two years after the date of the award and an additional 25% vest on the third, fourth and fifth anniversaries of the date of the award. However, in 2005, the Board of Directors of the Company approved the grant of special restricted stock awards to the executive officers and selected key managers relating to the Company’s performance in 2004 which vest ratably on the first, second, and third anniversaries of the grant. Restricted stock awards granted after December 31, 2006 also will vest ratably on the first, second and third anniversaries of the grant. Performance shares vest after a three-year period. The total amount of performance shares issued will be based on the Company’s share performance compared to a prescribed compounded annual growth rate and the total share return compared to Standard and Poor’s 400 Mid Cap Index.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FAS 123R and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”), using the modified-prospective transition method. Under the modified-prospective transition method, the recognized compensation cost during fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123 and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on grant-date fair value estimated in accordance with the provisions of FAS 123R. The Company’s policy for amortizing the value of the share-based payments is a straight-line method.

The Company uses the Black-Scholes option valuation model to value the nonqualified stock options which is consistent with the provisions of FAS 123R and SAB 107. Historical data regarding stock option exercise behaviors was used to estimate the expected life of options granted based on the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on the Daily Treasury Yield Curve published by the U.S. Treasury on the date of grant. The expected volatility is determined by using a blend of historical and implied volatility. No assumptions are included regarding the expected dividend yield since the Company has not distributed dividends to its common shareholders within the last five years.

The Company’s calculation of fair value of the options is estimated on the grant date using a Black-Scholes option pricing model with the following weighted average assumptions:

	2006	2005	2004
Expected volatility	50.8% – 55.2%	42.0% – 42.5%	40.1% – 41.6%
Weighted-average volatility	54.4%	42.0%	40.6%
Expected term (in years)	5.50 – 6.15	7.11 – 7.12	7.46 – 8.50
Risk-free interest rate	4.32% – 4.99%	4.03% – 4.29%	3.94% – 4.57%

Certain directors were issued stock options in December 2006. The assumptions for the valuation of these options were 51.85% volatility, 4.53% risk free interest rate and expected life of 5.5 years. These assumptions are included in the chart above. The Company used a simplified method allowed by SAB 107 to arrive at the expected life assumption for the nonqualified stock options issued to the directors. The simplified method is equal to the vesting term plus original contractual term divided by two.

The performance shares were valued using the Monte Carlo simulation method. This method is consistent with the provisions of FAS 123R and SAB 107. The risk free rate of return for performance shares used was 4.32%.

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Stock-based compensation expense recognized under FAS 123R in the consolidated statement of operations for fiscal year 2006 related to stock options was $1.0 and for performance shares was $1.2.

A summary of option activity under the SIP as of December 31, 2006, and changes during the year ended is presented below:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2005	3,425,926	$13.10
Granted	290,800	$9.82
Exercised	(373,298)	$8.77
Forfeited or expired	(1,444,138)	$19.61

Outstanding at December 31, 2006	1,899,290	$8.46	6.5 yrs	$10.9

Options Exercisable at December 31, 2006	1,430,147	$8.65	5.9 yrs	$8.1

The weighted average fair value per share of options granted during 2006, 2005 and 2004 were $5.41, $7.04 and $2.74, respectively. The total intrinsic value of options exercised during the 2006, 2005 and 2004 were $1.7, $2.5 and $2.0, respectively.

The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$ 2.74 to $ 5.49	820,999	6.9 yrs.	$3.66	663,668	$3.43
$ 5.50 to $ 8.23	390,927	7.9 yrs.	7.66	144,915	7.60
$ 8.24 to $ 10.98	157,484	4.3 yrs.	9.47	157,484	9.47
$ 10.99 to $ 16.46	276,300	6.5 yrs.	12.89	270,500	12.87
$ 16.47 to $ 27.44	253,580	4.2 yrs.	19.78	193,580	20.76

During 2006, 2005 and 2004, the Company issued to certain employees 260,698, 378,971 and 276,614 shares of common stock, subject to restrictions, with weighted average grant-date fair values of $8.65, $12.95 and $5.53 per share, respectively. During 2006 and 2005, 353,850 and 207,278 performance shares were issued, respectively.

The pre-tax expense associated with share-based compensation for options and performance shares for 2006 is $2.2. The share-based compensation expense resulted in a decrease in net income of $1.4 and a reduction in basic and diluted earnings per share of $0.01 per share. The share-based compensation expense taken includes expense for both nonqualified stock options and performance shares granted from the SIP.

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

A summary of the activity associated with non-vested restricted stock awards under the SIP during the year ended December 31, 2006 is presented below:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2005	1,188,559	$9.01
Granted	260,698	8.65
Vested	(390,244)	8.26
Forfeited or expired	(23,995)	9.65

Outstanding at December 31, 2006	1,035,018	$9.04

Stock compensation expense related to restricted stock awards granted under the Company’s SIP was $3.0 ($1.9 after-tax) for 2006.

As of December 31, 2006, there were $4.5 of total unrecognized compensation costs related to non-vested share-based compensation awards granted under the SIP, which costs are expected to be recognized over a weighted average period of 2.6 years. The total fair value of shares vested during the years ended December 31, 2006, 2005 and 2004 was $3.2, $1.9 and $7.8, respectively.

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

On October 22, 2004 the American Jobs Creation Act of 2004 (“the Act”) was signed into law. Included in the Act was a provision for reducing the extraterritorial income exclusion (“ETI”) to 80% of the calculated exclusion in 2005 and to 60% in 2006, with the exclusion eliminated in 2007. The impact to the Company for 2007 as a result of the reduction in the ETI exclusion will not be significant. In addition, the Act includes tax relief for domestic manufacturers by providing a tax deduction that, when fully phased in, will be 9% of the lesser of (a) “qualified production activities income,” as defined by the Act, or (b) taxable income (after the deduction for the utilization of any net operating loss carryforwards). The benefit to the Company for 2007 is expected to be minimal, since the Company still has substantial net operating loss carryforwards available to offset taxable income.

The United States and foreign components of income (loss) from continuing operations before income taxes consist of the following:

	2006	2005	2004
United States	$(14.4)	$26.6	$(198.5)
Foreign	11.3	11.4	5.2

Total	$(3.1)	$38.0	$(193.3)

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2006 and 2005 are as follows:

	2006	2005
Deferred tax assets:
Net operating loss and tax credit carryforwards	$151.6	$157.1
Postretirement benefit reserves	892.6	853.0
Pension reserves	299.6	393.0
Other reserves	74.6	81.5
Inventories	236.3	176.2
Valuation allowance	(35.5)	(35.0)

Total deferred assets	1,619.2	1,625.8

Deferred tax liabilities:
Depreciable assets	(534.7)	(550.1)

Total deferred liabilities	(534.7)	(550.1)

Net asset	$1,084.5	$1,075.7

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

The Company sells inventory to its foreign subsidiary at a profit. The profit is then eliminated for GAAP as an intercompany entry. For U.S. tax purposes, the profit on the inventory sale is taxable in the year of the sale and a deferred tax asset is established on the books. For U.S. purposes, the company pays no current taxes due to the usage of net operating losses. However, for financial statement purposes, GAAP views the usage of net operating losses as prepaying its U.S. cash taxes. Therefore, it requires, for reporting purposes, that the deferred tax asset recorded related to the foreign inventory profit be reclassified to Prepaid Taxes which has been reflected in the schedule above.

At December 31, 2006, the Company had regular tax net operating loss carryforwards for federal tax purposes expiring as follows:

Year Expiring	Net Operating Loss Carryforward
2007	$14.6
2008	3.4
2021	24.9
2023	216.0

Total	$258.9

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

As a result of limitations under Section 382, the Company can only claim an annual deduction of approximately $0.5 for the losses expiring in the years 2007 through 2008. There is no Section 382 limit on the losses expiring in 2021 and 2023. A valuation reserve has been established in prior years for the estimated unused portion of the net operating loss carryforwards for the years 2007 through 2008.

At December 31, 2006 the Company had Alternative Minimum Tax (“AMT”) net operating loss carryforwards of $59.5. Of these, $17.0 will expire in the years 2007 through 2008 unless utilized. These losses are subject to the same $0.5 annual Section 382 limit that applies to the corresponding regular tax loss carryovers. In addition, at December 31, 2006, the Company had unused AMT credit carryforwards of $31.7, which may be used to offset future regular income tax liabilities. These unused AMT credits can be carried forward indefinitely.

In order to fully recognize the deferred tax asset recorded as of December 31, 2006, the Company will need to generate taxable income of approximately $2.8 billion, primarily during the next 20 to 30 years, to utilize its temporary differences and net operating loss carryforwards before they expire. The Company records a valuation allowance to reduce its deferred tax assets to an amount that is more likely than not to be realized. In estimating levels of future taxable income, the Company has considered historical results of operations and the cyclical nature of the steel business and would, if necessary, consider the implementation of prudent and feasible tax planning strategies to generate future taxable income. If future taxable income is less than the amount that has been assumed in determining the deferred tax asset, an increase in the valuation reserve will be required with a corresponding charge against income. However, if future taxable income exceeds the level that has been assumed in calculating the deferred tax asset, the valuation reserve could be reduced with a corresponding credit to income.

Armco Inc. merged with and into AK Steel in September 1999. The Company’s ability to utilize Armco’s net operating loss and tax credit carryforwards as of the date of the merger is limited by Section 382 of the Internal Revenue Code. At the time of the merger, the Company recorded a valuation reserve for those carryforward amounts that are expected to expire prior to being used as a result of the limits imposed by Section 382. In addition, in 2003, an analysis of the assumptions underlying the calculation of the net deferred tax asset indicated that projected taxable income was not expected to be sufficient to utilize all of the then remaining net operating loss carryforwards. As a result, the Company recorded an $87.3 non-cash charge to increase the deferred tax asset valuation allowance. During 2004, as a result of the sale of assets and improved operating results, the Company generated significant taxable income and recorded the income tax benefit of using a substantial portion of the loss carryforwards that had previously been reserved. As required by FAS 109, “Accounting for Income Taxes,” this tax benefit was allocated between continuing operations and discontinued operations.

During the first half of 2005, the states of New York, Georgia, Kentucky and Ohio enacted new tax legislation. As a result, in accordance with FAS 109, the Company was required to recognize a non-cash tax charge of $32.6 as part of its income tax provision. Similarly, in 2006, Indiana, Texas and Pennsylvania enacted new tax legislation which required that the Company recognize a non-cash tax charge of $5.7 as part of its income tax provision. These non-cash tax charges represent the net reduction in value of the Company’s deferred tax assets resulting from lower future state income tax rates for the respective periods.

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Significant components of the provision (benefit) for income taxes are as follows:

	2006	2005	2004
Continuing operations:
Current:
Federal	$(9.0)	$9.6	$6.2
State	0.7	5.4	1.9
Foreign	3.8	4.2	2.1
Deferred:
Federal	(11.7)	(10.3)	(210.6)
State	1.1	29.6	(23.5)
Foreign	—	0.3	0.1

Total tax provision (benefit) on continuing operations	(15.1)	38.8	(223.8)
Discontinued operations	—	—	53.5
Cumulative effect of accounting change	—	(0.9)	—

Total tax provision (benefit)	$(15.1)	$37.9	$(170.3)

The reconciliation of income tax on continuing operations computed at the U.S. federal statutory tax rates to actual income tax expense (benefit) is as follows:

	2006	2005	2004
Income (loss) at statutory rate	$(1.1)	$13.3	$(69.4)
State and foreign tax expense (benefits)	—	6.9	(20.1)
Effect of state law changes to deferred tax asset	5.7	32.6	—
Decrease in federal deferred tax asset valuation allowance	(4.6)	(1.1)	(125.1)
Expired net operating loss carryovers	0.6	1.0	2.6
Medicare Part D Drug Reimbursement	(12.5)	(8.0)	(5.9)
Other permanent differences	(3.2)	(5.9)	(5.9)

Total tax expense (benefit) on continuing operations	$(15.1)	$38.8	$(223.8)

The reconciliation of income tax on discontinued operations computed at the U.S. federal statutory tax rates to actual income tax expense is as follows:

	2006	2005	2004
Income at statutory rate	$—	$—	$91.5
State tax expense	—	—	6.4
Decrease in federal deferred tax asset valuation allowance	—	—	(44.4)

Total tax expense on discontinued operations	$—	$—	$53.5

The reconciliation of income tax on cumulative effect of accounting change computed at the U.S. federal statutory tax rates to actual income tax benefit is as follows:

	2006	2005	2004
Loss at statutory rate	$—	$(0.8)	$—
State tax benefit	—	(0.1)	—

Total tax benefit on cumulative effect of accounting change	$—	$(0.9)	$—

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

The Internal Revenue Service has concluded its examination of federal income tax returns filed for the years 1994 through 2001. During 2003, the Company appealed certain findings in the examination reports for the years 1999 through 2001. The appeal to the IRS Appeals division was denied, and the Company appealed the findings to the Tax Court in November 2006. In July 2006, the IRS began its examination of the 2004 tax year. At this time, the IRS is still reviewing information provided by the Company and has not proposed any adjustments to the 2004 tax return. In addition, in the normal course of business, the state and local tax returns of the Company and its subsidiaries are routinely subjected to examination by various taxing jurisdictions. However, the Company believes that the outcomes of the federal examination as well as state and local examinations will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” This interpretation establishes a “more-likely-than-not” recognition threshold that must be met before a tax benefit can be recognized in the financial statements. FIN 48 also offers guidelines to determine how much of a tax benefit to recognize in the financial statements. Under FIN 48, the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the taxing authority should be recognized. This recognition requirement under FIN 48 is applied on an individual tax position basis, with the cumulative total tax benefit of all tax positions being reflected in the financial statements. The provisions of FIN 48 become effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of the adoption of FIN 48 during the first quarter of 2007 on its financial position and results of operations. The Company currently estimates that, upon its adoption, FIN 48 will result in a cumulative effect adjustment of between $4.0 and $8.0 to retained earnings as of January 1, 2007 to increase reserves for uncertain tax positions. The Company’s evaluation of the impact of FIN 48 is continuing, however, and is subject to revision when the Company completes its analysis.

5.	Long-Term Debt and Other Financing

At December 31, 2006 and 2005, the Company’s long-term debt balances were as follows:

	2006	2005
7 7/8% Senior Notes Due 2009	$450.0	$450.0
7 3/4% Senior Notes Due 2012	550.0	550.0
Tax Exempt Financing Due 2008 through 2029 (variable rates of 0.8% to 5.4% in 2006)	116.4	116.4
Unamortized discount	(1.2)	(1.5)

Total debt	$1,115.2	$1,114.9

At December 31, 2006, the maturities of long-term debt (excluding unamortized discount) are as follows:

2007	$—
2008	12.7
2009	450.7
2010	0.7
2011	0.7
2012 and thereafter	651.6

Total maturities	$1,116.4

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

In 1997, in conjunction with construction of the Rockport Works, the Spencer County (IN) Redevelopment District (the “District”) issued $23.0 in taxable tax increment revenue bonds. Proceeds from the bond issue were used by the Company for the acquisition of land and site improvements at the facility. The source of the District’s scheduled principal and interest payments through maturity in 2017 is a designated portion of the Company’s real and personal property tax payments. The Company is obligated to pay any deficiency in the event its annual tax payments are insufficient to enable the District to make principal and interest payments when due. In 2006, the Company made deficiency payments totaling $0.9. At December 31, 2006, the remaining semiannual payments of principal and interest due through the year 2017 total $62.9. The Company includes potential payments due in the coming year under this agreement in its annual property tax accrual.

In the twelve months ended December 31, 2004, the Company recognized a pre-tax loss of $8.7 for the early redemption of its Senior Secured Notes due December 2004, its remaining 9% Senior Notes due September 2007 and its remaining 8 7/8% Senior Notes due December 2008.

In January 2007, the Company announced that it would redeem $225.0 of its $450.0 in outstanding 7 7/8% senior notes due February 15, 2009. The partial redemption of these notes will be funded from the Company’s existing cash reserves and is expected to be completed in the first quarter of 2007.

At December 31, 2006, the Company had $174.7 of availability under a $300.0 accounts receivable credit facility and $369.6 of availability under a $400.0 inventory credit facility. At December 31, 2006, there were no outstanding borrowings under either of these credit facilities; however, availability under the facilities was reduced by $140.7 of outstanding letters of credit and a reduced pool of eligible accounts receivable and inventories. Availability under the credit facilities fluctuates monthly with the varying levels of eligible collateral. In February 2007, the Company entered into a new $850.0, five year revolving credit facility with a syndicate of lenders which is secured by the Company’s product inventory and accounts receivable. The new single facility replaced the Company’s two existing separate credit facilities totaling $700.0 referred to above. The new credit facility is expected to provide the Company with enhanced liquidity, lower costs and greater flexibility for borrowings.

The indentures governing the Company’s outstanding senior notes as well as the agreements governing its new revolving credit facility, contain restrictions and covenants that may limit the Company’s operating flexibility. The senior note indentures include restrictive covenants regarding the amount of sale/leaseback transactions, transactions by subsidiaries and with affiliates, use of proceeds from asset sales and some investments, and maintenance of a minimum interest coverage ratio of 2.5 to 1. At December 31, 2006, the ratio was 3.0 to 1. This number is calculated by dividing the interest expense, including capitalized interest and fees on letters of credit, into EBITDA which is defined as (i) income before interest, income taxes, depreciation, amortization of intangible assets and restricted stock, extraordinary items and purchase accounting and asset distributions, (ii) adjusted for income before income taxes for discontinued operations, and (iii) reduced for the charges related to impairment of goodwill and OPEB corridor charges. These corridor charges are then amortized over a 10-year period for this calculation. In addition, there is a limitation on restricted payments, which consist primarily of dividends and share repurchases, to $25.0 plus 50% of cumulative net income (or minus 100% of cumulative net loss) from April 1, 2002. The Company’s new $850.0 five-year revolving credit facility secured by the Company’s product inventory and accounts receivable contains restrictions on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliate transactions. In addition, the facility requires maintenance of a minimum fixed charge coverage ratio of 1.0 to 1 if availability is less than $125.0.

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

6.	Operating Leases

Rental expense in income (loss) from continuing operations was $23.0, $19.4 and $19.8 for 2006, 2005 and 2004, respectively.

At December 31, 2006, obligations to make future minimum lease payments were as follows:

2007	$1.7
2008	1.2
2009	1.1
2010	0.7
2011	0.3
2012 and thereafter	—

In February 2007, the Company entered into a lease for a new corporate headquarters building and has an option to purchase the building as of April 1, 2009. The initial term of the lease for the building is twelve years (subject to the purchase option), with two five-year options to extend the lease.

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

Dividends:    No common stock dividends were paid in 2006, 2005 or 2004. The declaration and payment of cash dividends is subject to restrictions imposed by a covenant contained in the instruments governing its outstanding senior debt. Dividends were reduced and ultimately suspended in 2001 because of the restrictions imposed by this covenant. However, effective August 8, 2002, the Company received consents from the holders of its other outstanding senior notes to amend the covenant applicable to each of those notes to conform to the covenant applicable to its 7 3/4% Senior Notes Due 2012. The effect of the amended covenant was to provide the Company with greater ability to pay dividends, if declared by the Board of Directors, and to redeem or purchase shares of its outstanding capital stock. Under the senior debt covenants, the payment of future dividends is subject to a formula that reflects cumulative net earnings. As a result of cumulative losses recorded since 2002, the Company, under the formula, cannot pay a common stock dividend or purchase shares of its outstanding capital stock. The restriction in the Company’s inventory-based revolving credit facility in place at December 31, 2006 limited dividends to $12.0 annually. In February 2007, the inventory-based revolving credit facility was replaced with a new $850.0 asset-based revolving credit facility. Under the new credit facility, dividends are not restricted unless availability falls below $150.0, at which point dividends would be limited to $12.0 annually.

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

The principal raw materials required for the Company’s steel manufacturing operations are iron ore, coal, coke, oxygen, chrome, nickel, silicon, molybdenum, zinc, limestone, carbon and stainless steel scrap. The Company also uses large volumes of natural gas and electricity in its steel manufacturing operations. In addition,

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

the Company routinely purchases between 10% and 15% of its carbon steel slab requirements from other steel producers to supplement the production from its own steelmaking facilities. The Company makes most of its purchases of coal, iron ore, coke and limestone at negotiated prices under annual and multi-year agreements. The Company typically makes purchases of carbon steel slabs, carbon and stainless steel scrap, natural gas and other raw materials at prevailing market prices, which are subject to price fluctuations in accordance with supply and demand. The Company believes that it currently has adequate sources of supply for its raw material and energy requirements for 2007. The Company has secured adequate sources of iron ore supply through the contracts referred to below for all of its anticipated iron ore needs through 2010 and for most of its anticipated iron ore needs through 2012. To the extent that multi-year contracts are available in the marketplace, the Company has secured adequate sources of supply to satisfy other key raw materials needs for the next three to five years. Where multi-year contracts are not available, the Company continues to seek to secure the remainder of its raw materials needs through annual contracts or spot purchases. In 2006, market conditions affecting certain key raw materials such as ferro-silicon, lime, aluminum, zinc, nickel and iron ore substantially increased the costs of these raw materials.

The Company continues to attempt to reduce the risk of supply shortages by entering into multi-year supply contracts like those discussed above and by evaluating alternative sources and substitute materials. The potential exists, however, for production disruptions due to shortages of raw materials in the future. If such a disruption was to occur, it could have a material impact on the Company’s financial condition, operations and cash flow.

The Company has entered into derivative transactions to hedge the price of natural gas and certain raw materials. As of December 31, 2006, the consolidated balance sheets included current assets of $9.5 for the fair value of these derivatives. The effect on cash of settling these amounts is expected to be offset by differences in the prices paid for the commodities being hedged.

At December 31, 2006, commitments for future capital investments totaled approximately $10.6, all of which will be funded in 2007.

9.	Environmental and Legal Contingencies

Environmental Contingencies:    Domestic steel producers, including AK Steel, are subject to stringent federal, state and local laws and regulations relating to the protection of human health and the environment. The Company has expended the following for environmental-related capital investments and environmental compliance:

	2006	2005	2004
Environmental related capital investments	$9.6	$33.3	$28.3
Environmental compliance costs	125.5	109.0	99.1

AK Steel and its predecessors have been conducting steel manufacturing and related operations for more than 106 years. Although the Company believes its operating practices have been consistent with prevailing industry standards during this time, hazardous materials may have been released in the past at one or more operating sites, including sites that the Company no longer owns. The Company has estimated potential remediation expenditures for those sites where future remediation efforts are probable based on identified conditions, regulatory requirements or contractual obligations arising from the sale of a business or facility. At December 31, 2006, the Company had recorded $11.2 in current accrued liabilities and $38.0 in non-current other liabilities on its consolidated balance sheets for estimated probable costs relating to environmental matters.

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

As previously reported, the United States Environmental Protection Agency (“EPA”) published its final “MACT” (maximum achievable control technology) rules for integrated iron and steel manufacturing facilities in the Federal Register on May 20, 2003. Pursuant to these rules, any existing affected source was required to have pollution control equipment necessary to comply with the MACT rules installed and operating by May 22, 2006. The blast furnace and basic oxygen furnaces at the Company’s Middletown Works are affected sources subject to the new MACT rules. The Company timely completed the installation and start-up of the first phase of this project in May 2005 at its blast furnace and the second phase in April 2006 at its basic oxygen furnaces. Limited testing to demonstrate compliance with the MACT requirements remains to be performed and is expected to be completed during the first half of 2007. The three-year capital cost (2004-2006) of such compliance has been approximately $65.0.

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

Under authority conferred by the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the EPA and state environmental authorities have conducted site investigations at certain of AK Steel’s facilities and other third-party facilities, portions of which previously may have been used for disposal of materials that are currently subject to regulation. The results of these investigations are still pending, and AK Steel could be directed to expend funds for remedial activities at the former disposal areas. Because of the uncertain status of these investigations, however, management cannot predict whether or when such expenditures might be required, their magnitude or the timeframe during which these potential costs would be incurred.

As previously reported, on July 27, 2001, AK Steel received a Special Notice Letter from the EPA requesting that AK Steel agree to conduct a Remedial Investigation/Feasibility Study (“RI/FS”) and enter into an

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

administrative order on consent pursuant to Section 122 of CERCLA regarding the former Hamilton Plant located in New Miami, OH. The Hamilton Plant no longer exists. It ceased operations in 1990, and all of its former structures have been demolished and removed. Although AK Steel did not believe that a site-wide RI/FS was necessary or appropriate, in April 2002, it entered into a mutually agreed-upon administrative order on consent to perform such an investigation and study of the Hamilton Plant site. The site-wide RI/FS is underway and is projected to be completed this year. AK Steel currently has accrued $0.2 for the remaining cost of the RI/FS. Until the RI/FS is completed, AK Steel cannot reliably estimate the additional costs, if any, associated with any potentially required remediation of the site or the timeframe during which these potential costs would be incurred.

On October 9, 2002, AK Steel received an order from the EPA under Section 3013 of RCRA requiring it to develop a plan for investigation of several areas of the Zanesville Works that allegedly could be sources of contamination. A site investigation began in early 2003 and is continuing. AK Steel estimates that it will take approximately two more years to complete this site investigation. AK Steel currently has accrued approximately $1.1 for the projected cost of the study and remediation at Zanesville Works. Until the site investigation is completed, AK Steel cannot reliably estimate the additional costs, if any, associated with any potentially required remediation of the site or the timeframe during which these potential costs would be incurred.

On September 30, 1998, AK Steel received an order from the EPA under Section 3013 of RCRA requiring it to develop a plan for investigation of eight areas of the Mansfield (OH) Works that allegedly could be sources of contamination. A site investigation began in November 2000 and is continuing. AK Steel cannot reliably estimate at this time how long it will take to complete this site investigation. AK Steel currently has accrued approximately $2.1 for the projected cost of the study at the Mansfield Works. Until the site investigation is completed, AK Steel cannot reliably estimate the additional costs, if any, associated with any potentially required remediation of the site or the timeframe during which these potential costs would be incurred.

On November 26, 2004, Ohio EPA issued a Notice of Violation (“NOV”) for alleged waste violations associated with an acid leak at AK Steel’s Coshocton (OH) Works. AK Steel is investigating this claim and is working with Ohio EPA to attempt to resolve it. AK Steel believes it will reach a settlement in this matter that will not have a material financial impact on AK Steel, but cannot be certain that a settlement will be reached. If a settlement is reached, the Company cannot reliably estimate at this time how long it would take to reach such a settlement or what its terms might be. AK Steel will vigorously contest any claims which cannot be resolved through a settlement. Until either it has reached a settlement with Ohio EPA or the claims which are the subject of the NOV are otherwise resolved, AK Steel cannot reliably estimate the costs, if any, associated with any potentially required remediation of the site or the timeframe during which these potential costs would be incurred.

On December 20, 2006, Ohio EPA issued an NOV with respect to two electric arc furnaces at AK Steel’s Mansfield (OH) Works alleging failure of the Title V stack tests with respect to several air pollutants. The Company is investigating this claim and is working with Ohio EPA to attempt to resolve it. AK Steel believes it will reach a settlement in this matter that will not have a material financial impact on AK Steel, but cannot be certain that a settlement will be reached. If a settlement is reached, the Company cannot reliably estimate at this time how long it will take to reach such a settlement or what its terms might be. AK Steel will vigorously contest any claims which cannot be resolved through a settlement. Until it has reached a settlement with Ohio EPA or the claims that are the subject of the NOV are otherwise resolved, AK Steel cannot reliably estimate the costs, if any, associated with any potentially required operational changes at the furnaces or the timeframe over which any potential costs would be incurred.

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

As previously reported, on June 29, 2000, the United States filed a complaint on behalf of the EPA against AK Steel in the U.S. District Court for the Southern District of Ohio (the “Court”), Case No. C-1-00530, for alleged violations of the Clean Air Act, the Clean Water Act and the RCRA at the Middletown Works. Subsequently, the State of Ohio, the Sierra Club and the National Resources Defense Council intervened. On April 3, 2006, a proposed Consent Decree in Partial Resolution of Pending Claims (the “Consent Decree”), executed by all parties, was lodged with the Court. After a 30-day notice period, the Consent Decree was entered by the Court on May 15, 2006. Under the Consent Decree, the Company will implement certain RCRA corrective action interim measures to address polychlorinated biphenyls (“PCBs”) in sediments and soils relating to Dicks Creek and certain other specified surface waters, adjacent floodplain areas, and other previously identified geographic areas. The Company also will undertake a comprehensive RCRA facility investigation at its Middletown Works and, as appropriate, complete a corrective measures study. Under the Consent Decree, the Company paid a civil penalty of $0.46 and will perform a supplemental environmental project that will remove ozone-depleting refrigerants from certain equipment at an estimated cost of $0.85. The Company anticipates that the cost of the remaining work required under the Consent Decree will be approximately $13.3, consisting of approximately $3.2 in capital investments and $10.1 in expenses. The Company has accrued the $10.1 for anticipated expenses associated with this project. The Company does not believe that there is a reasonable possibility that the actual cost of the work required under the Consent Decree will materially exceed the amount accrued and cannot reliably estimate at this time the timeframe during which the accrued or potential additional costs would be incurred.

On June 26, 2002, seventeen individuals filed a purported class action against AK Steel in the United States District Court for the Southern District of Ohio, Case No. C-1-02-467. As subsequently amended, the complaint alleges that AK Steel discriminates against African-Americans in its hiring practices and that AK Steel discriminates against all of its employees by preventing its employees from working in a racially integrated environment free from racial discrimination. The named plaintiffs seek various forms of declaratory, injunctive and unspecified monetary relief (including back pay, front pay, lost benefits, lost seniority and punitive damages) for themselves and unsuccessful African-American candidates for employment at AK Steel. AK Steel has answered the complaint and discovery is ongoing. On January 19, 2007, the Court conditionally certified two subclasses of unsuccessful African-American candidates. No trial date has been set. AK Steel continues to contest this matter vigorously.

Since 1990, AK Steel (or its predecessor, Armco Inc.) has been named as a defendant in numerous lawsuits alleging personal injury as a result of exposure to asbestos. As of December 31, 2006, there were approximately 421 such lawsuits pending against AK Steel. The great majority of these lawsuits have been filed on behalf of

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

people who claim to have been exposed to asbestos while visiting the premises of a current or former AK Steel facility. Approximately half of these premises suits arise out of claims of exposure at a facility in Houston, Texas that has been closed since 1984. When such an asbestos lawsuit initially is filed, the complaint typically does not include a specific dollar claim for damages. Only 148 of the 421 cases pending at December 31, 2006 in which AK Steel is a defendant include specific dollar claims for damages in the filed complaints. Those 148 cases involve a total of almost 2,620 plaintiffs and 17,885 defendants. In each, the complaint typically includes a monetary claim for compensatory damages and a separate monetary claim in an equal amount for punitive damages, and does not attempt to allocate the total monetary claim among the various defendants. For example, 121 of the 148 cases involve claims of $0.2 or less, eight involve claims of between $0.2 and $5.0, sixteen involve claims of between $5.0 and $15.0, and three involve claims of $20.0. In each case, the amount described is per plaintiff against all of the defendants collectively. Thus, it usually is not possible at the outset of a case to determine the specific dollar amount of a claim against AK Steel. In fact, it usually is not even possible at the outset to determine which of the plaintiffs actually will pursue a claim against AK Steel. Typically, that can only be determined through written interrogatories or other discovery after a case has been filed. Thus, in a case involving multiple plaintiffs and multiple defendants, AK Steel initially only accounts for the lawsuit as one claim against it. After AK Steel has determined through discovery whether a particular plaintiff will pursue a claim against it, it makes an appropriate adjustment to statistically account for that specific claim. It has been AK Steel’s experience to date that only a small percentage of asbestos plaintiffs ultimately identify AK Steel as a target defendant from whom they actually seek damages and most of these claims ultimately are either dismissed or settled for a small fraction of the damages initially claimed. Set forth below is a chart showing the number of new claims filed (accounted for as described above), the number of pending claims disposed of (i.e. settled or otherwise dismissed), and the approximate net amount of dollars paid on behalf of AK Steel in settlement of asbestos-related claims in 2006 and 2005.

	2006	2005
New Claims Filed	60	186
Claims Disposed Of	65	112
Total Amount Paid in Settlements	$0.4	$1.3

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

As previously reported, on January 2, 2002, John D. West, a former employee, filed a purported class action in the United States District Court for the Southern District of Ohio against the AK Steel Corporation Retirement Accumulation Pension Plan, or AK RAPP, and the AK Steel Corporation Benefit Plans Administrative Committee. Mr. West claims that the method used under the AK RAPP to determine lump sum distributions does not comply with the Employment Retirement Income Security Act of 1974 (“ERISA”) and resulted in

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

underpayment of benefits to him and the other class members. As previously reported, on February 22, 2006, the Court entered a final judgment against the defendants in the approximate amount of $37.6 in damages and $8.6 in prejudgment interest, for a total of approximately $46.2, with post judgment interest accruing at the rate of 4.7% per annum until paid. Subsequently, the defendants filed a motion asking the Court to reconsider the method by which prejudgment interest was determined. On March 29, 2006, the Court granted the defendants’ motion and entered an amended final judgment which had the effect of reducing the prejudgment interest by approximately $1.3. After entry of the amended final judgment, the total liability of the defendants was approximately $44.9, with post judgment interest accruing at the rate of 4.7% per annum until paid. The defendants have appealed and intend to continue to contest this matter vigorously. Subsequent to the filing of the defendants’ appeal, Congress enacted the Pension Protection Act of 2006. That legislation may impact the pending West litigation appeal because it prospectively prohibits the use of the whipsaw method which the plaintiffs claim should be used to determine lump sum distributions in connection with cash balance plan distributions. The potential impact of the legislation has been separately briefed in the Court of Appeals. Oral argument in the appeal has been scheduled for March 16, 2007. While the matter is being contested, AK Steel is not accruing for this potential liability. In the event that the defendants do not prevail on appeal, the payment of the damages to class members under the Court’s orders may have an immediate negative impact on the Company’s consolidated financial position, results of operations and cash flows based upon the amount of the judgment plus accrued post-judgment interest at the time the judgment becomes final and its effect on the actuarially-determined pension liability and funding requirements.

As previously reported, on January 13, 2004, AK Steel notified the Armco Employees Independent Federation (referred to herein as the “AEIF,” but following a National Labor Relations Board election in July 2006, now the International Association of Machinists Local Lodge 1943), the union representing hourly employees at its Middletown Works, that it was suspending the minimum base force guarantee of 3,114 employees contained in the parties’ collective bargaining agreement pursuant to authority granted in that agreement. Subsequently, the union filed a grievance contesting the right of AK Steel to take such action. On July 1, 2004, the arbitrator upheld, subject to certain limitations, the right of AK Steel to suspend the minimum base force guarantee through at least May 10, 2005. The arbitrator further held that the union subsequently could seek a new hearing to determine whether the base force should continue to be suspended after that date. The union did seek such a hearing and on July 1, 2005, the arbitrator issued a ruling (the “July 1, 2005 Award”) which formally ended the base force suspension and required AK Steel to recall certain laid-off employees, but did not require AK Steel to hire new employees to return to the base force number of 3,114. More specifically, the arbitrator’s ruling required AK Steel to offer to recall 108 laid-off employees to raise the total Middletown Works hourly workforce to a level of 2,761, subject to attrition, by September 30, 2005. AK Steel has complied with this portion of the July 1, 2005 Award. Of the 108 employees offered recall, 71 returned to work. In lieu of hiring new, additional employees to return the hourly workforce to the 3,114 base force level, the July 1, 2005 Award allows AK Steel to elect to make payments into a fund. The fund would be used for two purposes. The first purpose would be to establish a voluntary employees’ beneficiary association (“VEBA”) that would be used under certain circumstances after August 1, 2007 to pay for out-of-pocket medical expenses for Middletown Works retirees and/or for then active Middletown Works bargaining unit employees. The second would be for use by a committee established under the collective bargaining agreement to facilitate returning to the AEIF bargaining unit work that had been contracted out to third parties. The amount of the payments to be made into this fund was determined by the arbitrator in a decision issued October 7, 2005. That decision provided that, in the event AK Steel does not hire any new employees to reduce the current shortfall from the minimum base force number, the amount of the payment into the “in lieu of” fund would be approximately $0.5 per week until the expiration of the parties’ collective bargaining agreement on February 28, 2006. The amount of that payment would be reduced to the extent that AK Steel hired to reduce the current shortfall. The decision further noted that laid off employees are counted for purposes of determining the minimum base force number, such that AK Steel

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

could avoid making payments into the so-called “in lieu of” fund by hiring to meet the minimum base force number of 3,114, and then laying off any of these recently-hired employees whose active employment is not needed at the Middletown Works. On September 29, 2005, the AEIF filed an action against AK Steel in the United States District Court for the Southern District of Ohio, Case No. 1:05-CV-639, in which the AEIF seeks to vacate that portion of the July 1, 2005 Award which authorizes AK Steel to make payments into a fund in lieu of hiring to return to the minimum base force number of 3,114. On November 2, 2005, AK Steel answered the complaint and filed counterclaims seeking to vacate certain aspects of the July 1, 2005 Award, including the portion which addresses payments into a fund in lieu of hiring to return to the minimum base force number of 3,114, and for other appropriate relief. On June 2, 2006, the parties filed cross motions for summary judgment. The Court vacated the previously scheduled trial date of February 12, 2007 and instead held a hearing on the cross motions for summary judgment on that date. The issues addressed in the cross motions have been fully briefed and argued and the parties are awaiting a decision by the Court with respect to those issues. AK Steel intends to contest this matter vigorously, including the requirement that AK Steel hire to return to a minimum base force number of 3,114 or alternatively make payments into a fund in lieu of such hiring to reach that number. While the matter is being contested, AK Steel is not paying or accruing these payments. The AEIF and AK Steel also may address the issues which are the subject of the pending litigation during the negotiations for a new collective bargaining agreement to replace the existing agreement which expired on February 28, 2006.

On June 1, 2006, AK Steel notified approximately 4,600 of its current retirees who formerly were hourly and salaried members of the AEIF that AK Steel was terminating their existing healthcare insurance benefits plan and implementing a new plan more consistent with current steel industry practices which would require the retirees to contribute to the cost of their healthcare benefits, effective October 1, 2006. Subsequent to that notice, the AEIF stated publicly that it would file a legal action against AK Steel challenging AK Steel’s right to modify the retirees’ healthcare benefits. In response to the AEIF’s statement, AK Steel filed a declaratory judgment action (the “AK Steel Action”) on June 9, 2006, in the United States District Court for the Southern District of Ohio, Case No. 3-06CV0171, asking the court to determine that AK Steel had the legal right to make the changes to retiree healthcare benefits which were the subject of its June 1, 2006 notice. On July 18, 2006, a group of nine former hourly and salaried members of the AEIF filed a separate purported class action (the “Retiree Action”) in the United States District Court for the Southern District of Ohio, Case No. 1-06CV0468, alleging that AK Steel did not have a right to make changes to their healthcare benefits. The named plaintiffs in the Retiree Action seek injunctive relief (including an order retroactively rescinding the changes) and unspecified monetary relief for themselves and the other members of the putative class. On August 22, 2006, AK Steel elected to voluntarily dismiss the AK Steel Action without prejudice in light of the filing of the Retiree Action. On August 4, 2006, the plaintiffs in the Retiree Action filed a motion for a preliminary injunction seeking to prevent AK Steel from implementing the previously announced changes to healthcare benefits with respect to the AEIF-represented hourly employees. AK Steel opposed that motion, but on September 22, 2006 the trial court issued an order granting the motion. On that same day, AK Steel filed a notice of appeal to the United States Court of Appeals for the Sixth Circuit seeking a reversal of the decision to grant the preliminary injunction. Discovery is ongoing in the Retiree Action. The trial in that action is scheduled to commence January 14, 2008. AK Steel intends to contest this matter vigorously.

10.	Discontinued Operations

On March 31, 2004, AK Steel sold Douglas Dynamics, LLC for $264.0 before fees and expenses, and recognized a pre-tax gain of $208.3 ($165.0, after tax, or $1.51 per share) for the twelve months ended December 31, 2004. On April 9, 2004, AK Steel sold Greens Port Industrial Park for $75.0 before fees and expenses, and recognized a pre-tax gain of $45.5 ($36.2, after tax, or $0.33 per share) in the twelve months ended December 31, 2004.

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

	Douglas Dynamics 2004	Greens Port 2004
Net sales	$22.7	$3.1
Income before income taxes	6.2	2.0
Net income	4.9	1.6

11.	Asset Retirement Obligations

On December 31, 2006, the date of adoption of FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), the Company recorded asset retirement obligations (“AROs”) of $3.7 which included accumulated depreciation of $0.4 associated with the recorded long-lived asset at the time of adoption. The resulting cumulative effect of adopting this statement in 2005 was $1.5, net of tax of $0.9.

The following table reflects changes in the carrying values of ARO’s for the year ended December 31, 2006, and the pro forma impacts for the year ended December 31, 2004 as if FIN 47 had been adopted on January 1, 2004.

	2006	2005	2004
Balance at beginning of year	$2.0	$1.8	$1.6
Additional expense due to revision of cash flow	1.1	—	—
Accretion expense	0.2	0.2	0.2

Balance at end of year	$3.3	$2.0	$1.8

12.	Consolidated Quarterly Sales and Earnings (Losses) (Unaudited)

Earnings per share for each quarter and the year are calculated individually and may not add to the total for the year.

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (a)	Year
Net sales	$1,435.9	$1,497.3	$1,553.6	$1,582.2	$6,069.0
Operating profit (loss)	29.4	63.0	55.1	(81.9)	65.6
Net income (loss)	6.2	29.1	26.0	(49.3)	12.0
Basic earnings (loss) per share	0.06	0.27	0.24	(0.45)	0.11
Diluted earnings (loss) per share	0.06	0.26	0.23	(0.45)	0.11

(a)	Fourth quarter 2006 includes the OPEB corridor charge

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$1,422.5	$1,454.6	$1,393.3	$1,377.0	$5,647.4
Operating profit (loss)	113.6	74.2	(25.5)	(49.2)	113.1
Net income (loss)	59.2	9.0	(29.0)	(41.5)	(2.3)
Basic and diluted earnings (loss) per share	0.54	0.08	(0.26)	(0.38)	(0.02)

13.	Supplementary Guarantor Information

AK Holding, along with AK Tube and AKS Investments Inc. (the “Guarantor Subsidiaries”) fully and unconditionally, jointly and severally guarantee the payment of interest, principal and premium, if any, on the AK Steel’s 7 7/8% Senior Notes Due 2009 and 7 3/4% Senior Notes Due 2012. AK Tube is owned 100% by AKS Investments Inc. and AKS Investments Inc. is 100% owned by AK Steel. AK Steel is 100% owned by AK Steel Holding. Prior to its sale on March 31, 2004, Douglas Dynamics, LLC was also a Guarantor Subsidiary (Note 10). Since Douglas Dynamics is no longer a guarantor, its results have been reclassified from Guarantor Subsidiaries to Other Subsidiaries. None of the Company’s Other Subsidiaries is a guarantor of these notes. The Company has determined that full financial statements and other disclosures concerning AK Holding and the Guarantor Subsidiaries would not be material to investors and, accordingly, those financial statements are not presented. The presentation of the supplemental guarantor information has been modified to reflect all investments in subsidiaries under the equity method. Net income (loss) of the subsidiaries accounted for under the equity method is therefore reflected in their parents’ investment accounts. The principle elimination entries eliminate investments in subsidiaries and inter-company balances and transactions. The changes in presentation did not affect the Company’s consolidated financial position or consolidated results of operations. The following supplemental condensed consolidating financial statements present information about AK Holding, AK Steel, the Guarantor Subsidiaries and the Other Subsidiaries.

Condensed Statements of Operations

For the Year Ended December 31, 2006

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi- nations	Consolidated Company
Net sales	$—	$5,692.5	$235.6	$367.2	$(226.3)	$6,069.0
Cost of products sold	0.1	5,123.0	204.1	227.8	(102.3)	5,452.7
Selling and administrative expenses	2.0	226.1	11.3	13.7	(45.4)	207.7
Depreciation	—	186.7	6.6	0.7	—	194.0
Other operating items	—	149.0	—	—	—	149.0

Total operating costs	2.1	5,684.8	222.0	242.2	(147.7)	6,003.4
Operating profit (loss)	(2.1)	7.7	13.6	125.0	(78.6)	65.6
Interest expense	—	87.2	—	4.3	(2.4)	89.1
Other income (expense)	—	(72.6)	2.0	33.0	58.0	20.4

Income (loss) before income taxes	(2.1)	(152.1)	15.6	153.7	(18.2)	(3.1)
Income tax provision (benefit)	—	(18.9)	—	3.8	—	(15.1)

Income (loss) from continuing operations	(2.1)	(133.2)	15.6	149.9	(18.2)	12.0
Equity in net income of subsidiaries	14.1	147.3	—	—	(161.4)	—

Net income (loss)	$12.0	$14.1	$15.6	$149.9	$(179.6)	$12.0

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Condensed Statements of Operations

For the Year Ended December 31, 2005

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi- nations	Consolidated Company
Net sales	$—	$5,284.6	$240.8	$341.9	$(219.9)	$5,647.4
Cost of products sold	0.1	4,649.7	204.6	231.0	(88.6)	4,996.8
Selling and administrative expenses	2.4	224.1	10.2	14.4	(42.7)	208.4
Depreciation	—	189.0	6.7	0.7	—	196.4
Other operating items	—	132.7	—	—	—	132.7

Total operating costs	2.5	5,195.5	221.5	246.1	(131.3)	5,534.3
Operating profit (loss)	(2.5)	89.1	19.3	95.8	(88.6)	113.1
Interest expense (income)	—	84.5	—	8.6	(6.3)	86.8
Other income (expense)	—	(63.0)	3.3	25.5	45.9	11.7

Income (loss) before income taxes	(2.5)	(58.4)	22.6	112.7	(36.4)	38.0
Income tax provision	—	34.3	—	4.5	—	38.8

Income (loss) from continuing operations	(2.5)	(92.7)	22.6	108.2	(36.4)	(0.8)
Equity in net income of subsidiaries	0.2	94.4	—	—	(94.6)	—
Cumulative effect of accounting change	—	1.5	—	—	—	1.5

Net income (loss)	$(2.3)	$0.2	$22.6	$108.2	$(131.0)	$(2.3)

Condensed Statements of Operations

For the Year Ended December 31, 2004

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi- nations	Consolidated Company
Net sales	$—	$4,861.4	$249.5	$260.3	$(153.9)	$5,217.3
Cost of products sold	0.1	4,282.2	212.6	146.4	(87.7)	4,553.6
Selling and administrative expenses	2.8	217.6	11.3	14.0	(39.3)	206.4
Depreciation	—	199.1	6.5	0.6	—	206.2
Other operating items	—	330.8	—	—	—	330.8

Total operating costs	2.9	5,029.7	230.4	161.0	(127.0)	5,297.0
Operating profit (loss)	(2.9)	(168.3)	19.1	99.3	(26.9)	(79.7)
Interest expense (income)	—	107.6	—	8.8	(6.3)	110.1
Other income (expense)	—	(58.7)	4.0	14.3	36.9	(3.5)

Income (loss) before income taxes	(2.9)	(334.6)	23.1	104.8	16.3	(193.3)
Income tax provision (benefit)	—	(226.2)	—	2.4	—	(223.8)

Income (loss) from continuing operations	(2.9)	(108.4)	23.1	102.4	16.3	30.5
Equity in net income of subsidiaries	241.3	146.8	—	—	(388.1)	—
Income from discontinued operations	—	202.9	—	5.0	—	207.9

Net income (loss)	$238.4	$241.3	$23.1	$107.4	$(371.8)	$238.4

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Condensed Balance Sheets

As of December 31, 2006

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi- nations	Consolidated Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$510.5	$—	$8.9	$—	$519.4
Accounts receivable, net	—	22.5	25.6	650.2	(1.5)	696.8
Inventories, net	—	816.0	15.8	38.4	(12.6)	857.6
Deferred tax asset	—	437.4	—	—	—	437.4
Other current assets	0.2	35.3	0.1	0.7	—	36.3

Total Current Assets	0.2	1,821.7	41.5	698.2	(14.1)	2,547.5

Property, Plant and Equipment	—	4,924.9	84.8	11.8	—	5,021.5
Less accumulated depreciation	—	(2,851.4)	(28.0)	(8.7)	—	(2,888.1)

Property, plant and equipment, net	—	2,073.5	56.8	3.1	—	2,133.4

Other Assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	—	55.6
Investment in affiliates	14.3	(145.1)	67.5	796.3	(733.0)	—
Inter-company accounts	1,098.2	(681.7)	(59.4)	(352.8)	(4.3)	—
Other investments	—	23.9	—	46.5	—	70.4
Goodwill	—	—	32.8	4.3	—	37.1
Other intangible assets	—	—	0.3	—	—	0.3
Deferred tax asset	—	647.1	—	—	—	647.1
Other assets	—	24.6	—	1.6	—	26.2

TOTAL ASSETS	$1,112.7	$3,764.0	$195.1	$1,197.2	$(751.4)	$5,517.6

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$553.3	$3.1	$12.2	$(1.5)	$567.1
Accrued liabilities	—	198.5	3.0	5.9	—	207.4
Pension and other postretirement benefit obligations	—	157.0	—	—	—	157.0

Total Current Liabilities	—	908.8	6.1	18.1	(1.5)	931.5

Non-current Liabilities:
Long-term debt	—	1,115.2	—	—	—	1,115.2
Pension and other postretirement benefit obligations	—	2,926.6	1.0	—	—	2,927.6
Other liabilities	—	120.8	—	2.9	2.6	126.3

Total Non-current Liabilities	—	4,162.6	1.0	2.9	2.6	4,169.1

TOTAL LIABILITIES	—	5,071.4	7.1	21.0	1.1	5,100.6

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	1,112.7	(1,307.4)	188.0	1,176.2	(752.5)	417.0

TOTAL LIABILITIES AND EQUITY	$1,112.7	$3,764.0	$195.1	$1,197.2	$(751.4)	$5,517.6

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Condensed Balance Sheets

As of December 31, 2005

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi- nations	Consolidated Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$514.8	$—	$4.8	$—	$519.6
Accounts receivable, net	—	25.4	25.3	520.8	(1.5)	570.0
Inventories, net	—	761.7	16.8	32.8	(2.9)	808.4
Deferred tax asset	—	322.9	—	0.3	—	323.2
Other current assets	0.2	24.5	0.1	0.4	—	25.2

Total Current Assets	0.2	1,649.3	42.2	559.1	(4.4)	2,246.4

Property, Plant and Equipment	—	4,899.3	74.9	11.4	—	4,985.6
Less accumulated depreciation	—	(2,698.5)	(21.5)	(8.1)	—	(2,728.1)

Property, plant and equipment, net	—	2,200.8	53.4	3.3	—	2,257.5

Other Assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	—	55.6
Investment in affiliates	0.4	(120.5)	67.5	718.8	(666.2)	—
Inter-company accounts	915.2	(547.3)	(65.4)	(288.0)	(14.5)	—
Other investments	—	20.1	—	42.3	—	62.4
Goodwill	—	—	32.9	4.2	—	37.1
Other intangible assets	—	39.5	0.7	—	—	40.2
Deferred tax asset	—	752.5	—	—	—	752.5
Other assets	—	32.6	—	3.6	—	36.2

TOTAL ASSETS	$915.8	$4,027.0	$186.9	$1,043.3	$(685.1)	$5,487.9

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$435.6	$8.4	$7.5	$(1.5)	$450.0
Accrued liabilities	—	207.2	3.3	5.9	—	216.4
Pension and other postretirement benefit obligations	—	237.0	—	—	—	237.0

Total Current Liabilities	—	879.8	11.7	13.4	(1.5)	903.4

Non-current Liabilities:
Long-term debt	—	1,114.9	—	—	—	1,114.9
Pension and other postretirement benefit obligations	—	3,114.7	0.9	—	—	3,115.6
Other liabilities	—	128.5	—	2.5	2.5	133.5

Total Non-current Liabilities	—	4,358.1	0.9	2.5	2.5	4,364.0

TOTAL LIABILITIES	—	5,237.9	12.6	15.9	1.0	5,267.4

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	915.8	(1,210.9)	174.3	1,027.4	(686.1)	220.5

TOTAL LIABILITIES AND EQUITY	$915.8	$4,027.0	$186.9	$1,043.3	$(685.1)	$5,487.9

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Consolidated Statements of Cash Flows

As of December 31, 2006

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi- nations	Consolidated Company
Cash flows from operating activities:
Net income (loss)	$11.9	$(147.2)	$15.6	$149.9	$(18.2)	$12.0
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	—	186.8	6.5	0.7	—	194.0
Amortization	—	9.3	0.4	—	—	9.7
Provision for doubtful accounts	—	4.8	0.2	(0.2)	—	4.8
Deferred income taxes	—	(11.6)	—	0.3	—	(11.3)
Contribution to pension trust	—	(209.0)	—	—	—	(209.0)
Pension/other postretirement benefit charge	—	133.2	—	—	—	133.2
Curtailment charge	—	10.8	—	—	—	10.8
Labor contract charges	—	5.0	—	—	—	5.0
Other items, net	(13.8)	11.9	—	(6.1)	—	(8.0)
Changes in assets and liabilities:
Accounts and notes receivable	—	(0.6)	(0.5)	(129.2)	—	(130.3)
Inventories	—	(56.4)	1.0	(5.6)	9.7	(51.3)
Current liabilities	—	105.5	(5.2)	6.2	—	106.5
Other assets	—	(0.7)	—	1.7	—	1.0
Pension asset obligation	—	51.8	—	—	—	51.8
Postretirement benefit obligation	—	(40.9)	0.1	—	—	(40.8)
Other liabilities	—	(10.4)	—	0.4	0.1	(9.9)

Total adjustments	(13.8)	189.5	2.5	(131.8)	9.8	56.2

Net cash flows from operating activities of continuing operations	(1.9)	42.3	18.1	18.1	(8.4)	68.2

Cash flows from investing activities:
Capital investments	—	(65.6)	(10.1)	(0.5)	—	(76.2)
Proceeds from the sale of investments and property, plant and equipment	—	6.5	—	—	—	6.5
Proceeds for draw on restricted funds for emission control expenditures	—	8.5	—	—	—	8.5
Restricted cash to collateralize LOC	—	(12.6)	—	—	—	(12.6)
Other items, net	—	(0.1)	—	0.3	—	0.2

Net cash flows from investing activities	—	(63.3)	(10.1)	(0.2)	—	(73.6)

Cash flows from financing activities:
Proceeds from stock options	3.3	—	—	—	—	3.3
Purchase of treasury stock	(0.9)	—	—	—	—	(0.9)
Common stock dividends paid	—	—	(2.0)	(3.8)	5.8	—
Intercompany activity	(0.5)	16.8	(6.0)	(12.9)	2.6	—
Other items, net	—	(0.1)	—	2.9	—	2.8

Net cash flows from financing activities	1.9	16.7	(8.0)	(13.8)	8.4	5.2

Net increase (decrease) in cash and cash equivalents	—	(4.3)	—	4.1	—	(0.2)
Cash and cash equivalents, beginning of year	—	514.8	—	4.8	—	519.6

Cash and cash equivalents, end of year	$—	$510.5	$—	$8.9	$—	$519.4

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Consolidated Statements of Cash Flows

As of December 31, 2005

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi- nations	Consolidated Company
Cash flows from operating activities:
Net income (loss)	$(2.5)	$(91.2)	$22.6	$108.2	$(39.4)	$(2.3)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	—	189.0	6.7	0.7	—	196.4
Amortization	—	8.2	0.3	—	—	8.5
Provision for doubtful accounts	—	4.4	—	0.2	—	4.6
Deferred income taxes	—	25.4	—	—	—	25.4
Contribution to pension trust	—	(150.0)	—	—	—	(150.0)
Pension/other postretirement benefit charge	—	54.2	—	—	—	54.2
Asset impairment charges	—	31.7	—	—	—	31.7
Curtailment charge	—	12.9	—	—	—	12.9
Impairment of equity investment	—	33.9	—	—	—	33.9
Cumulative effect of accounting change	—	1.5	—	—	—	1.5
Other items, net	0.3	(2.1)	0.1	12.4	—	10.7
Changes in assets and liabilities:
Accounts and notes receivable	—	(0.2)	2.5	57.3	0.6	60.2
Inventories	—	(113.4)	2.0	5.6	(20.2)	(126.0)
Current liabilities	—	62.8	1.6	1.7	(0.6)	65.5
Other assets	—	(5.0)	—	2.0	—	3.0
Pension asset obligation	—	63.0	—	—	—	63.0
Postretirement benefit obligation	—	(3.3)	0.1	—	—	(3.2)
Other liabilities	—	(4.0)	—	(0.4)	0.4	(4.0)

Total adjustments	0.3	209.0	13.3	79.5	(19.8)	282.3

Net cash flows from operating activities of continuing operations	(2.2)	117.8	35.9	187.7	(59.2)	280.0

Cash flows from investing activities:
Capital investments	—	(171.6)	(1.9)	(0.3)	—	(173.8)
Proceeds from the sale of investments and property, plant and equipment	—	1.2	—	—	—	1.2
Proceeds for draw on restricted funds for emission control expenditures	—	33.6	—	—	—	33.6
Other items, net	—	(0.3)	—	1.5	—	1.2

Net cash flows from investing activities	—	(137.1)	(1.9)	1.2	—	(137.8)

Cash flows from financing activities:
Redemption of long-term debt	—	—	—	—	—	—
Conversion of stock options	3.1	—	—	—	—	3.1
Purchase of treasury stock	(0.7)	0.1	—	—	—	(0.6)
Common stock dividends paid	—	—	(3.3)	(4.9)	8.2	—
Intercompany activity	(0.2)	174.0	(30.7)	(194.1)	51.0	—
Other items, net	—	0.1	—	(2.3)	—	(2.2)

Net cash flows from financing activities	2.2	174.2	(34.0)	(201.3)	59.2	0.3

Net increase (decrease) in cash and cash equivalents	—	154.9	—	(12.4)	—	142.5
Cash and cash equivalents, beginning of year	—	359.9	—	17.2	—	377.1

Cash and cash equivalents, end of year	$—	$514.8	$—	$4.8	$—	$519.6

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Consolidated Statements of Cash Flows

As of December 31, 2004

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi- nations	Consolidated Company
Cash flows from operating activities:
Net income (loss)	$(2.9)	$95.5	$23.1	$106.5	$16.2	$238.4
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	—	199.1	6.5	0.6	—	206.2
Amortization	—	12.6	0.3	—	—	12.9
Provision for doubtful accounts	—	3.1	1.0	0.2	—	4.3
Deferred income taxes	—	(234.0)	—	—	—	(234.0)
Pension/other postretirement benefit charge	—	330.8	—	—	—	330.8
Exclusion of income from and gain on sale of discontinued operations	—	(202.9)	—	(5.0)	—	(207.9)
Charge on retirement of long-term debt	—	8.7	—	—	—	8.7
Other items, net	0.7	(3.8)	—	(3.3)	—	(6.4)
Changes in assets and liabilities:
Accounts and notes receivable	—	(4.9)	(4.0)	(223.2)	0.9	(231.2)
Inventories	—	31.2	(1.1)	7.1	15.0	52.2
Current liabilities	0.1	4.3	3.2	0.3	(0.9)	7.0
Other assets	(0.1)	7.9	—	(0.1)	—	7.7
Pension asset obligation	—	65.5	—	—	—	65.5
Postretirement benefit obligation	—	(18.9)	0.1	—	—	(18.8)
Other liabilities	—	(19.8)	—	(3.1)	2.1	(20.8)

Total adjustments	0.7	178.9	6.0	(226.5)	17.1	(23.8)

Net cash flows from operating activities of continuing operations	(2.2)	274.4	29.1	(120.0)	33.3	214.6

Cash flows from investing activities:
Capital investments	—	(85.2)	(3.7)	(0.4)	—	(89.3)
Purchase of long-term investments	—	(2.5)	—	—	—	(2.5)
Proceeds from the sale of discontinued operations	—	333.8	—	—	—	333.8
Proceeds from the sale of investments and property, plant and equipment	—	49.3	—	—	—	49.3
Proceeds for draw on restricted funds for emission control expenditures	—	21.3	—	—	—	21.3
Other items, net	—	0.8	—	(0.8)	—	—

Net cash flows from investing activities	—	317.5	(3.7)	(1.2)	—	312.6

Cash flows from financing activities:
Redemption of long-term debt	—	(213.4)	—	—	—	(213.4)
Premium on redemption of long-term debt	—	(5.0)	—	—	—	(5.0)
Fees related to new credit facility or new debt	—	(3.7)	—	—	—	(3.7)
Other items, net	3.5	—	—	—	—	3.5
Purchase of treasury stock	(0.3)	0.1	—	—	—	(0.2)
Common stock dividends paid	—	0.1	(4.1)	(4.1)	8.1	—
Intercompany activity	(1.0)	(54.0)	(21.3)	117.7	(41.4)	—
Other items, net	—	(0.1)	—	1.6	—	1.5

Net cash flows from financing activities of continuing operations	2.2	(276.0)	(25.4)	115.2	(33.3)	(217.3)

Cash flows from discontinued operations
Cash flows from operating activities of discontinued operations	—	0.1	—	12.1	—	13.2
Cash flows from investing activities of discontinued operations	—	—	—	(0.7)	—	(0.7)

Cash flows from discontinued operations	—	0.1	—	11.7	—	12.5

Net increase (decrease) in cash and cash equivalents	—	317.0	—	5.4	—	322.4
Cash and cash equivalents, beginning of year	—	42.9	—	11.8	—	54.7

Cash and cash equivalents, end of year	$—	$359.9	$—	$17.2	$—	$377.1

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A.	Controls and Procedures.

With the participation of management, the Company’s chief executive officer and its chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2006. Based upon this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of December 31, 2006.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal year ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm follow.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals and include those policies and procedures that:

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, the Company’s management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment and those criteria, management has determined that, as of December 31, 2006, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which appears on the following page.

Dated: February 27, 2007	/s/ JAMES L. WAINSCOTT
James L. Wainscott
Chairman of the Board, President and Chief Executive Officer

Dated: February 27, 2007	/s/ ALBERT E. FERRARA, JR.
Albert E. Ferrara, Jr.
Vice President, Finance and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AK Steel Holding Corporation

Middletown, Ohio

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that AK Steel Holding Corporation and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated February 27, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on January 1, 2006, and the recognition and related disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, on December 31, 2006.

DELOITTE & TOUCHE LLP

Cincinnati, Ohio

February 27, 2007

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The Chief Executive Officer (“CEO”) of the Company previously submitted to the New York Stock Exchange the annual Section 303A.12(a) CEO Certification required by the New York Stock Exchange.

The CEO of the Company is filing herewith, as Exhibit 31.1, the Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer as required by the New York Stock Exchange.

Information with respect to the Company’s Executive Officers is set forth in Part I of this Annual Report pursuant to General Instruction G of Form 10-K. The information required to be furnished pursuant to this item with respect to Directors of the Company will be set forth under the caption “Election of Directors” in the Company’s proxy statement (the “2007 Proxy Statement”) to be furnished to stockholders in connection with the solicitation of proxies by the Company’s Board of Directors for use at the Annual Meeting of Stockholders, and is incorporated herein by reference.

The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2007 Proxy Statement, and is incorporated herein by reference.

The information required to be furnished pursuant to this item with respect to the Audit Committee and the Audit Committee financial expert will be set forth under the caption “Committees of the Board of Directors” in the 2007 Proxy Statement, and is incorporated herein by reference.

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

The information required to be furnished pursuant to this item will be set forth under the caption “Executive Compensation” and in the Director Compensation Table and its accompanying narrative in the 2007 Proxy Statement, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required to be furnished pursuant to this item with respect to compensation plans under which equity securities of the Company are authorized for issuance will be set forth under the caption “Equity Compensation Plan Information” in the 2007 Proxy Statement, and is incorporated herein by reference.

Other information required to be furnished pursuant to this item will be set forth under the caption “Stock Ownership” in the 2007 Proxy Statement, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

None.

Item 14.	Principal Accounting Fees and Services.

The information required to be furnished pursuant to this item will be set forth under the caption “Principal Accounting Firm Fees” in the 2007 Proxy Statement, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The list of exhibits and financial statements filed as part of this report is submitted as a separate section, the index to which is located on the following page. One financial statement schedule (Exhibit 99.1) is included.

(b) Exhibits:

List of exhibits begins on next page.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation of AK Steel Holding Corporation, filed with the Secretary of State of the State of Delaware on December 20, 1993, as amended (incorporated herein by reference to Exhibit 3.1.1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on May 27, 1998).

3.2	By-laws of AK Steel Holding Corporation (incorporated herein by reference to Exhibit 3.2 to AK Steel Holding Corporation’s Registration Statement on Form S-1 (Registration No. 33-74432), as filed with the Commission on January 26, 1994).

3.3	Certificate of Designations, Preferences, Rights and Limitations of Series A Junior Preferred Stock (incorporated herein by reference to Exhibit 10.1 to AK Steel Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 8, 2005).

4.1	Indenture, dated as of February 10, 1999, relating to AK Steel Holding Corporation’s 7-7/8% Senior Notes Due 2009 (the “1999 Indenture”) (incorporated herein by reference to Exhibit 1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on February 17, 1999).

4.2	First Supplemental Indenture, dated as of August 6, 1999, to the 1999 Indenture (incorporated herein by reference to Exhibit 4.13 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on October 21, 1999).

4.3	Second Supplemental Indenture, dated as of October 1, 1999, to the 1999 Indenture (incorporated herein by reference to Exhibit 4.14 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on October 21, 1999).

4.4	Third Supplemental Indenture, dated as of August 8, 2002, to the 1999 Indenture (incorporated herein by reference to Exhibit 4.1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on August 13, 2002).

4.5	Fourth Supplemental Indenture, dated as of August 8, 2003, to the 1999 Indenture (incorporated herein by reference to Exhibit 4.4 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on August 18, 2003).

4.6	Guarantee Agreement, dated as of August 7, 2003, by AK Steel Investments, Inc. pursuant to the Note Purchase Agreements, dated as of December 17, 1996, as amended, relating to AK Steel Holding Corporation’s Senior Secured Notes, Series A-E, Due 2004 (incorporated herein by reference to Exhibit 4.1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on August 18, 2003).

4.7	Guarantee Agreement, dated as of August 7, 2003, by AK Tube LLC pursuant to the Note Purchase Agreements, dated as of December 17, 1996, as amended, relating to AK Steel Holding Corporation’s Senior Secured Notes, Series A-E, Due 2004 (incorporated herein by reference to Exhibit 4.2 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on August 18, 2003).

4.8	Indenture, dated as of June 11, 2002, among AK Steel Corporation, AK Steel Holding Corporation, as Guarantor, Douglas Dynamics, LLC, as Guarantor, and Fifth Third Bank (“2002 Indenture”) (incorporated herein by reference to Exhibit 4.1 to AK Steel Holding Corporation’s Registration Statement on Form S-4 (Registration No. 333-98409), as filed with the Commission on December 5, 2002).

Exhibit Number	Description

4.9	First Supplemental Indenture, dated as of August 8, 2003, to the 2002 Indenture (incorporated herein by reference to Exhibit 4.3 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on August 18, 2003).

10.1	Executive Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.9 to AK Steel Holding Corporation’s Registration Statement on Form S-4 (Registration No. 333-98409), as filed with the Commission on December 5, 2002).

10.2	Directors’ Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.10 to AK Steel Holding Corporation’s Registration Statement on Form S-4 (Registration No. 333-98409), as filed with the Commission on December 5, 2002).

10.3	Credit Agreement dated as of July 24, 2003, among AK Steel Holding Corporation, as Guarantor, AK Steel Corporation, as Borrower, The Lenders Listed Therein, as Lenders, Credit Suisse First Boston, acting through its Cayman Islands branch, as Administrative Agent, General Electric Capital Corporation, as Syndication Agent and Collateral Agent, and The CIT Group/Business Credit, Inc., Bank One, NA, and Congress Financial Corporation as Co-Documentation Agents (incorporated herein by reference to Exhibit 4.1 to AK Steel Holding Corporation’s Current Report on Form 8-K as filed with the Commission on July 30, 2003).

10.4	Intercreditor Agreement dated as of July 24, 2003 among PNC Bank, National Association, as Purchaser Agent, Credit Suisse First Boston, acting through its Cayman Islands branch, as Lender Administrative Agent, General Electric Capital Corporation, as Lender Collateral Agent, AK Steel Receivables LTD, as Transferor, and AK Steel Corporation, as Servicer and Originator, and as Company (incorporated herein by reference to Exhibit 4.2 to AK Steel Holding Corporation’s Current Report on Form 8-K as filed with the Commission on July 30, 2003).

10.5	Security Agreement dated as of July 24, 2003, among AK Steel Corporation, Credit Suisse First Boston, acting through its Cayman Islands branch, as Administrative Agent, and General Electric Capital Corporation, as Collateral Agent (incorporated herein by reference to Exhibit 4.3 to AK Steel Holding Corporation’s Current Report on Form 8-K as filed with the Commission on July 30, 2003).

10.6	Policy Concerning Severance Agreements with Senior Executives (incorporated herein by reference to Exhibit 99.3 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the Commission on November 14, 2003).

10.7	Annual Management Incentive Plan as amended and restated as of January 16, 2003 (incorporated herein by reference to Exhibit 10.3 to AK Steel Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Commission on March 4, 2004).

10.8	Executive Minimum and Supplemental Retirement Plan amended and restated November 25, 2003 as corrected and superceded on March 4, 2004 (incorporated herein by reference to Exhibit 10.1 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, as filed with the Commission on May 4, 2004).

10.9	Receivables Sale Agreement dated as of May 27, 2004 by and among Each of the Entities Party Thereto from Time to Time as Originators, AKS Receivables, LLC and AK Steel Corporation (incorporated herein by reference to Exhibit 4.1 to AK Steel Holding Corporation’s Current Report on Form 8-K as filed with the Commission on June 1, 2004).

10.10	Receivables Funding Agreement Dated as of May 27, 2004 by and among AKS Receivables, LLC, as Borrower, AK Steel Corporation, as Servicer, the Financial Institutions Signatory Thereto from Time to Time, as Lenders and General Electric Capital Corporation, as Lender, as Swing Line Lender and as Administrative Agent (incorporated herein by reference to Exhibit 4.2 to AK Steel Holding Corporation’s Current Report on Form 8-K as filed with the Commission on June 1, 2004).

Exhibit Number	Description

10.11	Annex X to Receivables Sale Agreement and Receivables Funding Agreement, setting forth definitions of key terms (incorporated herein by reference to Exhibit 4.3 to AK Steel Holding Corporation’s Current Report on Form 8-K as filed with the Commission on June 1, 2004).

10.12	Form of Executive Officer Severance Agreement as approved by the Board of Directors on July 14, 2004–Version 1 (incorporated herein by reference to Exhibit 10.1 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Commission on November 4, 2004).

10.13	Form of Executive Officer Severance Agreement as approved by the Board of Directors on July 14, 2004–Version 2 (incorporated herein by reference to Exhibit 10.2 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Commission on November 4, 2004).

10.14	Form of Executive Officer Change of Control Agreement as approved by the Board of Directors on July 14, 2004–Version 1 (incorporated herein by reference to Exhibit 10.3 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Commission on November 4, 2004).

10.15	Form of Executive Officer Change of Control Agreement as approved by the Board of Directors on July 14, 2004–Version 2 (incorporated herein by reference to Exhibit 10.4 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Commission on November 4, 2004).

10.16	Form of Executive Officer Change of Control Agreement as approved by the Board of Directors on July 14, 2004–Version 3 (incorporated herein by reference to Exhibit 10.5 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Commission on November 4, 2004).

10.17	Form of Executive Officer Change of Control Agreement as approved by the Board of Directors on July 14, 2004–Version 4 (incorporated herein by reference to Exhibit 10.6 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Commission on November 4, 2004).

10.18	Separation Agreement and Release with Michael P. Christy, former Vice President, Purchasing and Transportation, dated August 27, 2004 (incorporated herein by reference to Exhibit 10.7 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Commission on November 4, 2004).

10.19	Separation Agreement and Release with Thomas C. Graham, Jr., former Vice President, Engineering, dated November 30, 2004 (incorporated herein by reference to Exhibit 10.24 to AK Steel Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 8, 2005).

10.20	Form of Restricted Stock Award for special bonus grants approved by the Board of Directors on January 20, 2005 to executive officers and selected key managers of the Company (incorporated herein by reference to Exhibit 10.25 to AK Steel Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 8, 2005).

10.21	Form of the Performance Share Award Agreement for performance-based equity awards approved by the Board of Directors on January 20, 2005, subject to shareholder approval, to executive officers and key managers of the Company pursuant to the Company Stock Incentive Plan, as proposed to be amended and restated (incorporated herein by reference to Exhibit 10.26 to AK Steel Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 8, 2005).

Exhibit Number	Description

10.22	Stock Incentive Plan as amended and restated as of January 20, 2005 (incorporated herein by reference to Exhibit 10.22 to AK Steel Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Commission on March 2, 2006).

*10.23	First Amendment to the Stock Incentive Plan as amended and restated as of January 20, 2005.

10.24	Long Term Performance Plan as amended and restated as of March 17, 2005 (incorporated herein by reference to Exhibit 10.23 to AK Steel Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Commission on March 2, 2006).

*11.1	Statement re: Computation of Per Share Earnings.

*12.1	Statement re: Computation of Ratio of Earnings to Combined Fixed Charges.

*12.2	Statement re: Computation of Ratio of Earnings to Fixed Charges.

*21.1	Subsidiaries of AK Steel Holding Corporation.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Section 302 Certification of Chief Executive Officer.

*31.2	Section 302 Certification of Chief Financial Officer.

*32.1	Section 906 Certification of Chief Executive Officer.

*32.2	Section 906 Certification of Chief Financial Officer.

*99.1	Valuation and qualifying accounts for the years ended December 31, 2006, 2005 and 2004.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Middletown, State of Ohio, on February 27, 2007.

AK Steel Holding Corporation
(Registrant)

Dated: February 27, 2007	/s/ ALBERT E. FERRARA, JR
Albert E. Ferrara, Jr.
Vice President, Finance and Chief Financial Officer

Dated: February 27, 2007	/s/ ROGER K. NEWPORT
Roger K. Newport
Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES L. WAINSCOTT James L. Wainscott	Chairman of the Board, President and Chief Executive Officer	February 27, 2007

/s/ ROBERT H. JENKINS Robert H. Jenkins	Lead Director	February 27, 2007

/s/ RICHARD A. ABDOO Richard A. Abdoo	Director	February 27, 2007

/s/ JOHN S. BRINZO John S. Brinzo	Director	February 27, 2007

/s/ WILLIAM K. GERBER William K. Gerber	Director	February 27, 2007

/s/ DR. BONNIE G. HILL Dr. Bonnie G. Hill	Director	February 27, 2007

/s/ LAWRENCE A. LESER Lawrence A. Leser	Director	February 27, 2007

/s/ DANIEL J. MEYER Daniel J. Meyer	Director	February 27, 2007

/s/ SHIRLEY D. PETERSON Shirley D. Peterson	Director	February 27, 2007

/s/ DR. JAMES A. THOMSON Dr. James A. Thomson	Director	February 27, 2007