Form 10-Q
period 2007-03-31
AK STEEL HOLDING CORP
filed 2007-05-07
CIK 918160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

111,317,619 shares of common stock

(as of April 30, 2007)

AK STEEL HOLDING CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

AK STEEL HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in millions, except per share data)

(unaudited)	Three Months Ended March 31,
	2007	2006
Net sales	$1,719.9	$1,435.9

Cost of products sold (exclusive of items shown below)	1,480.9	1,304.3
Selling and administrative expenses	54.1	52.1
Depreciation	49.8	50.1
Pension curtailment charge	15.1	—

Total operating costs	1,599.9	1,406.5

Operating profit	120.0	29.4

Interest expense	24.6	22.0
Other income	4.1	4.0

Income before income taxes	99.5	11.4

Income tax provision due to state tax law changes	—	1.5
Income tax provision	36.8	3.7

Net income	$62.7	$6.2

Basic earnings per share:
Net income per share	$0.57	$0.06

Diluted earnings per share:
Net income per share	$0.56	$0.06

Common shares and common share equivalents outstanding (weighted average in millions):
Basic	110.4	109.8
Diluted	111.3	110.3

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	(unaudited) March 31, 2007	December 31, 2006
ASSETS

Current Assets:
Cash and cash equivalents	$290.1	$519.4
Accounts receivable, net	720.5	696.8
Inventories, net	816.4	857.6
Deferred tax asset	435.5	437.4
Other current assets	25.6	36.3

Total Current Assets	2,288.1	2,547.5

Property, Plant and Equipment	5,036.1	5,021.5
Less accumulated depreciation	(2,937.8)	(2,888.1)

Property, plant and equipment, net	2,098.3	2,133.4

Other Assets:
Investment in AFSG Holdings, Inc.	55.6	55.6
Other investments	58.0	70.4
Goodwill	37.1	37.1
Other intangible assets	0.3	0.3
Deferred tax asset	648.7	647.1
Other assets	26.4	26.2

TOTAL ASSETS	$5,212.5	$5,517.6

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$485.7	$567.1
Accrued liabilities	187.2	207.4
Current portion of long-term debt	0.1	—
Current portion of pension and other postretirement benefit obligations	157.0	157.0

Total Current Liabilities	830.0	931.5

Non-current Liabilities:
Long-term debt	890.2	1,115.2
Pension and other postretirement benefit obligations	2,849.4	2,927.6
Other liabilities	164.0	126.3

Total Non-current Liabilities	3,903.6	4,169.1

TOTAL LIABILITIES	4,733.6	5,100.6

Stockholders’ Equity:
Preferred stock, authorized 25,000,000 shares	—	—
Common stock, authorized 200,000,000 shares of $.01 par value each; issued 2007, 119,840,009 shares, 2006, 119,025,234 shares; outstanding 2007, 111,060,464 shares, 2006, 110,324,847 shares	1.2	1.2
Additional paid-in capital	1,850.8	1,841.4
Treasury stock, common shares at cost, 2007, 8,779,545 shares;
2006, 8,700,387 shares	(125.8)	(124.4)
Accumulated deficit	(1,240.1)	(1,296.1)
Accumulated other comprehensive loss	(7.2)	(5.1)

TOTAL STOCKHOLDERS’ EQUITY	478.9	417.0

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,212.5	$5,517.6

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

(unaudited)	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$62.7	$6.2
Depreciation	49.8	50.1
Amortization	6.9	2.3
Deferred income taxes	19.0	4.9
Contribution to pension trust	(75.0)	—
Pension and other postretirement benefit expense in excess of (less than) payments	(18.3)	5.8
Pension curtailment charge	15.1	—
Working capital	(70.8)	(89.1)
Other	6.0	3.8

Net cash flows from operating activities	(4.6)	(16.0)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	(15.4)	(19.7)
Investments — net	12.6	(12.3)
Proceeds from draw on restricted funds for emission control expenditures	0.3	3.6
Other	0.6	(0.1)

Net cash flows from investing activities	(1.9)	(28.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of long-term debt	(225.0)	—
Fees related to new credit facility	(2.6)	—
Proceeds from exercise of stock options	3.5	0.2
Purchase of treasury stock	(1.4)	(0.6)
Excess tax benefits from stock-based compensation	2.9	—
Other	(0.2)	0.5

Net cash flows from financing activities	(222.8)	0.1
Net decrease in cash and cash equivalents	(229.3)	(44.4)
Cash and cash equivalents, beginning of period	519.4	519.6

Cash and cash equivalents, end of period	$290.1	$475.2

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest, net of capitalized interest	$24.0	$18.8
Income taxes	2.2	1.4
Supplemental disclosure of non-cash investing and financing activities — Issuance of restricted common stock	$4.2	$1.9

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share data)

1.	Basis of Presentation

In the opinion of the management of AK Steel Holding Corporation (“AK Holding”) and AK Steel Corporation (“AK Steel”, and together with AK Holding, the “Company”), the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2007 and the results of its operations and cash flows for the three-month periods ended March 31, 2007 and 2006, respectively. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2006.

2.	Earnings Per Share

	Three Months Ended March 31,
	2007	2006
Income for calculation of basic and diluted earnings per share:
Net income	$62.7	$6.2

Common shares outstanding (weighted average in millions):
Common shares outstanding for basic earnings per share	110.4	109.8
Effect of dilutive securities	0.9	0.5

Common shares outstanding for diluted earnings per share	111.3	110.3

Basic earnings per share:
Net income per share	$0.57	$0.06

Diluted earnings per share:
Net income per share	$0.56	$0.06

Potentially issuable common shares (in millions) excluded from earnings per share calculation due to anti-dilutive effect	0.1	2.0

3.	Inventories

Inventories are valued at the lower of cost or market. The cost of the majority of inventories is measured on the last in, first out (LIFO) method. Other inventories are measured principally at average cost.

	March 31, 2007	December 31, 2006
Finished and semi-finished	$999.6	$939.1
Raw materials	373.2	426.4

Total cost	1,372.8	1,365.5
Adjustment to state inventories at LIFO value	(556.4)	(507.9)

Net inventories	$816.4	$857.6

4.	Pension and other postretirement benefits

Net periodic benefit costs for pension and other postretirement benefits were as follows:

	Pension Benefits Three Months Ended March 31,		Other Postretirement Benefits Three Months Ended March 31,
	2007	2006	2007	2006
Service cost	$3.3	$6.1	$1.4	$5.5
Interest cost	53.2	52.3	28.9	31.2
Expected return on assets	(56.8)	(50.0)	—	—
Amortization of prior service cost	1.1	1.4	(13.5)	(6.6)
Amortization of loss	4.2	6.7	3.2	3.6
Curtailment loss	15.1	—	—	—

Net periodic benefit cost	$20.1	$16.5	$20.0	$33.7

The increase in “Net periodic benefit cost” for Pension Benefits for the three months ended March 31, 2007 was principally the result of a non-cash pension curtailment charge of $15.1 related to modified retiree pension benefits negotiated in connection with a new labor contract at the Company’s Mansfield (OH) Works. The impact of this curtailment charge on the first quarter of 2007 was partially offset by lower service costs of $2.8 resulting from locking and freezing various defined benefit plans, and higher expected earnings of $6.8 as a result of a higher level of pension trust assets related to the Company’s early pension contributions in 2006 and 2007. In 2007, the Company made early pension contributions of $75.0 in the first quarter and $105.0 in April 2007, the total of which is expected to satisfy the Company’s estimated $180.0 pension contribution requirement in 2007. In the second quarter of 2007, the Company will incur an additional non-cash pension curtailment charge of approximately $24.7 related to modified retiree pension benefits negotiated in connection with a new labor contract at the Company’s Middletown (OH) Works. As a result of that new labor contract, the existing defined benefit pension plan for represented hourly employees at Middletown Works is being locked and frozen in 2007 and thereafter the Company will make a fixed contribution to the International Association of Machinists (“I.A.M.”) multi-employer pension fund, I.A.M. National Pension Fund, National Pension Plan, based upon a fixed-amount-per-hour contribution.

The $13.7 decrease in “Net periodic benefit cost” for Other Postretirement Benefits for the three months ended March 31, 2007 was primarily the result of the modifications to the Company’s obligation with respect to healthcare benefits for existing and/or future retirees in connection with labor contracts negotiated at several of the Company’s plants during 2006 and 2007.

The Company provides healthcare benefits to most of its retirees. The total projected future benefit obligation of the Company with respect to payments for healthcare benefits is accounted for as “Pension and other postretirement benefit obligations” in the Company’s condensed consolidated balance sheets. The net amount of the liability recognized by the Company, as of March 31, 2007, for future payment of such benefit obligations was approximately $2.1 billion.

Accounting for retiree healthcare benefits requires the use of actuarial methods and assumptions, including assumptions about current employees’ future retirement dates, the anticipated mortality rate of retirees, anticipated future increases in healthcare costs and the obligation of the Company under future collective bargaining agreements with respect to healthcare benefits for retirees. Changing any of these assumptions could have a material impact on the calculation of the Company’s total obligation for future healthcare benefits. There are a variety of circumstances which could result in a change in one or more of these assumptions. For example, as has already occurred in connection with several of the labor contracts negotiated by the Company during the last few years, the union which represented a particular group of retirees when they were employed by the Company could in the course of negotiations with the Company agree to a change in retiree healthcare benefits. Similarly, in certain instances, at or following the expiration of a collective bargaining agreement which affects the Company’s obligation to provide healthcare benefits to retired employees, the Company could take action to modify or terminate the benefits provided to those retirees without the agreement of those retirees or the union, subject to the right of the union subsequently to bargain to alter or reverse such action by the Company. The precise circumstances under which retiree healthcare benefits may be altered unilaterally or by agreement with a particular union vary depending on the terms of the relevant collective bargaining agreement. In 2006, the Company took such action to modify the healthcare benefits for certain retired Middletown Works employees. That action has been preliminarily enjoined, however, from taking effect by a federal district court in Cincinnati, Ohio. The Company believes it has the right to take the action it took with respect to the Middletown Works retirees and continues to vigorously contest this matter, but it is unable to predict the outcome of the litigation. A more-detailed discussion of the litigation is contained in Note 9 and Part II, Item 1, Legal Proceedings.

The Company is unable to estimate at this time the likely impact that potential future changes to the nature and/or scope of its obligation to provide healthcare benefits may have on the calculation of its total future healthcare benefit obligations. Any attempt to make such a calculation would involve significant assumptions and would be subject to substantial uncertainties, including (1) changes in the assumptions which underlie the calculations, such as assumptions about current employees’ future retirement dates, the anticipated mortality rate of retirees, and future increases in health care costs, (2) uncertainties as to the extent to which retirees will consent to changes to their healthcare benefits, or that the unions will agree to, or not take action to oppose, such changes in the course of negotiations of new collective bargaining agreements, and (3) uncertainties as to the outcome of arbitrations or litigation that have been or might be initiated by retirees or their unions over this issue.

5.	Share-Based Compensation

AK Steel Holding Corporation’s Stock Incentive Plan (the “SIP”) permits the granting of nonqualified stock option, restricted stock, and performance share awards to directors, officers and key management employees of the Company. These nonqualified option, restricted stock and performance share awards may be granted with respect to an aggregate maximum of 16 million shares through the period ending December 31, 2011. The shares that are issued as the result of these grants are newly issued shares. The exercise price of each option may not be less than the market price of the Company’s common stock on the date of the grant. Stock options have a maximum term of 10 years and may not be exercised earlier than six months following the date of grant or such other term as may be specified in the award agreement. For option grants to officers and key management employees, the award agreements provide that the options vest and become exercisable at the rate of one-third per year over three years. Stock options granted to directors vest and become exercisable after one year. For restricted stock awards granted on or prior to December 31, 2006, typically 25% of the shares covered by a restricted stock award vest two years after the date of the award and an additional 25% vest on the third, fourth and fifth anniversaries of the date of the award. However, in 2005, the Board of Directors of the Company approved the grant of special restricted stock awards to the executive officers and selected key managers relating to the Company’s performance in 2004 which vest ratably on the first, second, third anniversaries of the grant. Restricted stock awards granted after December 31, 2006 also will vest ratably on the first, second and third anniversaries of the grant. Performance shares vest after a three-year period. The total amount of performance shares issued will be based on the Company’s share performance compared to a prescribed compounded annual growth rate and the total share return compared to Standard and Poor’s 400 Mid Cap Index.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“FAS”) 123R and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”), using the modified-prospective transition method. Under the modified-prospective transition method, the recognized compensation cost during fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123 and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on grant-date fair value estimated in accordance with the provisions of FAS 123R. The Company’s policy for amortizing the value of the share-based payments is a straight-line method.

The Company’s calculation of fair value of the options is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Three Months Ended March 31,
	2007	2006
Expected volatility	46.1% – 48.1%	55.2%	(a	)
Weighted-average volatility	46.83%	55.18%
Expected term (in years)	2.9 –7.3	6.1	(a	)
Risk-free interest rate	4.75% – 4.81%	4.32% – 4.73%

(a)	Ranges not shown where data includes a single grant date.

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

A summary of stock option activity under the Company’s share-based compensation plans for the three months ended March 31, 2007 is presented below:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2006	1,899,290	$8.46
Granted	264,750	16.80
Exercised	(548,498)	6.38
Forfeited or expired	(5,332)	20.03

Outstanding at March 31, 2007	1,610,210	$10.50	6.9 yrs	$16.8

Options exercisable at March 31, 2007	1,106,233	$9.09	5.7 yrs	$13.2

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2007 and 2006, was $7.81 and $4.49, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006, based upon the average market price during the period, was approximately $7.9 and $0.1, respectively.

The following table summarizes information about stock options outstanding at March 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$ 2.74 to $ 5.49	505,332	6.7 yrs.	$3.63	505,332	$3.63
$ 5.50 to $ 8.23	318,596	8.0 yrs.	7.68	144,835	7.75
$ 8.24 to $ 10.98	82,484	3.5 yrs.	9.40	82,484	9.40
$ 10.99 to $ 16.46	190,800	6.6 yrs.	13.07	185,334	13.04
$ 16.47 to $ 27.44	512,998	7.0 yrs.	18.24	188,248	20.78

The Company issued performance shares of 369,500 and 344,250 for the three-month periods ended March 31, 2007 and 2006, respectively. The performance period for these 2007 and 2006 grants ends on December 31, 2009 and 2008, respectively.

The estimated pre-tax expense associated with share-based compensation for 2007 is $5.1, of which $1.3 was expensed in the first quarter. This resulted in an $0.8 decrease in net income in the first quarter and a $0.01 decrease in diluted earnings per share. This amount includes expense for both nonqualified stock options and performance shares granted from the Stock Incentive Plan.

A summary of the activity for non-vested restricted stock awards as of March 31, 2007 and changes during the three-month period is presented below:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2006	1,035,018	$9.04
Granted	257,318	16.91
Vested	(229,430)	10.24
Forfeited	—	—

Outstanding at March 31, 2007	1,062,906	$10.69

Common stock compensation expense related to restricted stock awards granted under the Company’s Stock Incentive Plan was $1.1 ($0.7 after tax) and $0.8 ($0.5 after tax) for the three-month periods ended March 31, 2007 and 2006, respectively.

As of March 31, 2007, there were $7.8 of total unrecognized compensation costs related to non-vested share-based compensation awards granted under the stock incentive plan. Those costs are expected to be recognized over a weighted average period of 2.6 years.

6.	Long Term Debt

On June 17, 2004, the Company completed a $62.0 industrial bond offering issued through the Ohio Air Quality Development Authority. The bonds have a floating interest rate, 4.4% at March 31, 2007, and will mature on June 1, 2024. Proceeds from the offering are being used to finance construction of emission control equipment for the Middletown Works’ blast furnace and basic oxygen furnaces. The equipment is necessary to comply with standards under the Clean Air Act which were effective in May 2006. The net proceeds of $61.7 from the bond offering were placed in a restricted fund and are drawn as the Company makes qualifying expenditures. In January 2005, the Company was granted a $5.0 loan with a current interest rate of .75% from the Ohio Department of Development, which is also being used to finance a portion of the blast furnace and basic oxygen furnace construction. These proceeds were also placed in a restricted fund and are drawn as the Company makes qualifying expenditures. Through 2006, a total of $63.4 had been drawn from the funds and $0.3 was drawn in the first three months of 2007. The remaining proceeds of $3.0 are included in the Company’s condensed consolidated balance sheets in Other investments.

In March 2007, the Company redeemed $225.0 of its $450.0 outstanding 7-7/8% senior notes due February 15, 2009. The partial redemption of the notes was funded from the Company’s existing cash reserves. In April 2007, the Company announced that it would redeem another $75.0 of the remaining $225.0 of these senior notes. This redemption will also be funded from the Company’s existing cash reserves and is expected to be completed in the second quarter of 2007.

During February 2007, the Company entered into an $850.0 five-year revolving credit facility with a syndicate of lenders. The facility is secured by the Company’s inventory and accounts receivable and replaced two previous credit facilities totaling $700.0 which were secured separately by inventory and accounts receivable. The new facility provides the Company with enhanced liquidity, lower costs and greater flexibility for borrowings and will be used for general corporate purposes. The Company incurred a non-cash pre-tax charge of approximately $4.1 in the first quarter related to the early redemption of its 7-7/8% senior notes and the replacement of the previous revolving credit facilities.

7.	Income Taxes

Income taxes recorded through March 31, 2007 have been estimated based on year-to-date income and projected results for the full year.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FAS 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $34.6. As a result of the adoption of FIN 48 the Company recorded $30.8 of unrecognized tax benefits. The implementation of FIN 48 resulted in an unfavorable impact to retained earnings of $6.6. As of the date of adoption, the balance of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $8.0, of which $3.0 was added as a result of the implementation of FIN 48.

The Company recognizes interest and penalties accrued related to uncertain tax positions as a component of the income tax provision. Upon adoption of FIN 48, the Company had total accrued interest and penalties of $5.5. For the period ended March 31, 2007, the Company recognized approximately $0.3 in interest and penalties.

Certain tax positions exist for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change within twelve months of March 31, 2007. Certain states where the Company may have had past nexus may potentially make claims for past taxes. The filing of tax returns in those states will reduce related unrecognized tax benefits within the next twelve months by approximately $0.4. The Company is in discussions to resolve a state tax issue related to the Company’s filing position for tax years prior to 2002. The resolution of this issue, if resolved, would reduce related unrecognized tax benefits within the next twelve months by approximately $0.3 to $1.6.

The Company is subject to taxation by the United States and by various state and foreign jurisdictions. The Company’s tax years for 2002 and forward are subject to examination by the tax authorities. With a few exceptions, the Company is no longer subject to federal, state, local or foreign examinations by tax authorities for years before 2002.

In March 2006, new tax legislation was enacted in the State of Indiana. Under that new legislation, in the first quarter of 2006, under FAS 109 “Accounting for Income Taxes”, the Company was required to recognize as part of its income tax provision a non-cash tax charge of $1.5 for the reduction in value of the Company’s deferred tax assets resulting from a lower effective state income tax rate in Indiana.

8.	Comprehensive Income (Loss)

Comprehensive income (loss), net of tax, is as follows:

	Three Months Ended March 31,
	2007	2006
Net income	$62.7	$6.2
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(0.3)	0.6
Derivative instrument hedges, mark to market:
Gains (losses) arising in period	0.3	(29.4)
Reclass of gains (losses) included in net income	(2.1)	6.7

Comprehensive income (loss)	$60.6	$(15.9)

A 38% deferred tax rate is applied to derivative instrument hedges and unrealized gains and losses.

Accumulated other comprehensive loss is as follows:

	March 31, 2007	December 31, 2006
Foreign currency translation	$3.4	$3.7
Derivative instrument hedges	(0.1)	1.7
Unrealized gain on investments	0.2	0.2
Pension and other postretirement benefit adjustment, net of tax	(10.7)	(10.7)

Accumulated other comprehensive loss	$(7.2)	$(5.1)

9.	Environmental and Legal Contingencies

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

AK Steel and its predecessors have been conducting steel manufacturing and related operations since the year 1900. Although the Company believes its operating practices have been consistent with prevailing industry standards during this time, hazardous materials may have been released in the past at one or more operating sites or third party sites, including operating sites that the Company no longer owns. The Company has estimated potential remediation expenditures for those sites where future remediation efforts are probable based on identified conditions, regulatory requirements or contractual obligations arising from the sale of a business or facility. At March 31, 2007, the Company had recorded $10.8 in current accrued liabilities and $40.6 in non-current other liabilities on its condensed consolidated balance sheets for estimated probable costs relating to environmental matters. In general, the material components of these accruals include the costs associated with investigations, delineations, risk assessments, remedial work, governmental response and oversight costs, site monitoring, and preparation of reports to the appropriate environmental agencies. The ultimate costs to AK Steel with respect to each site cannot be predicted with certainty because of the evolving nature of the investigation and remediation process. Rather, to develop the estimates of the probable costs, AK Steel must make certain assumptions. The most significant of these assumptions relate to the nature and scope of the work which will be necessary to investigate and remediate a particular site and the cost of that work. Other significant assumptions include the cleanup technology which will be used, whether and to what extent any other parties will participate in paying the investigation and remediation costs, reimbursement of governmental agency past response and future oversight costs, and the reaction of the governing environmental agencies to the proposed work plans. Costs of future expenditures are not discounted to their present value. The Company does not believe that there is a reasonable possibility that a loss or losses exceeding the amounts accrued will be incurred in connection with the environmental matters discussed below that would, either individually or in the aggregate, have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows. However, since amounts recognized in the financial statements in accordance with accounting principles generally accepted in the United States exclude costs that are not probable or that may not be currently estimable, the ultimate costs of these environmental proceedings may be higher than those currently recorded in the Company’s condensed consolidated financial statements.

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

On October 9, 2002, AK Steel received an order from the EPA under Section 3013 of RCRA requiring it to develop a plan for investigation of several areas of the Zanesville (OH) Works that allegedly could be sources of contamination. A site investigation began in early 2003 and is continuing. AK Steel estimates that it will take approximately two more years to complete this site investigation. AK Steel currently has accrued approximately $1.1 for the projected cost of the study and remediation at Zanesville Works. Until the site investigation is completed, AK Steel cannot reliably estimate the additional costs, if any, associated with any potentially required remediation of the site or the timeframe during which these potential costs would be incurred.

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

As previously reported, on June 29, 2000, the United States filed a complaint on behalf of the EPA against AK Steel in the U.S. District Court for the Southern District of Ohio (the “Court”), Case No. C-1-00530, for alleged violations of the Clean Air Act, the Clean Water Act and the RCRA at the Middletown Works. Subsequently, the State of Ohio, the Sierra Club and the National Resources Defense Council intervened. On April 3, 2006, a proposed Consent Decree in Partial Resolution of Pending Claims (the “Consent Decree”), executed by all parties, was lodged with the Court. After a 30-day notice period, the Consent Decree was entered by the Court on May 15, 2006. Under the Consent Decree, the Company will implement certain RCRA corrective action interim measures to address polychlorinated biphenyls (“PCBs”) in sediments and soils relating to Dicks Creek and certain other specified surface waters, adjacent floodplain areas, and other previously identified geographic areas. The Company also will undertake a comprehensive RCRA facility investigation at its Middletown Works and, as appropriate, complete a corrective measures study. Under the Consent Decree, the Company paid a civil penalty of $0.46 and will perform a supplemental environmental project that will remove ozone-depleting refrigerants from certain equipment at an estimated cost of $0.85. The Company anticipates that the cost of the remaining work required under the Consent Decree will be approximately $15.6, consisting of approximately $3.2 in capital investments and $12.4 in expenses. The Company has accrued the $12.4 for anticipated expenses associated with this project. The Company does not believe that there is a reasonable possibility that the actual cost of the work required under the Consent Decree will materially exceed the amount accrued and cannot reliably estimate at this time the timeframe during which the accrued or potential additional costs would be incurred.

On June 26, 2002, seventeen individuals filed a purported class action against AK Steel in the United States District Court for the Southern District of Ohio, Case No. C-1-02-467. As subsequently amended, the complaint alleges that AK Steel discriminates against African-Americans in its hiring practices and that AK Steel discriminates against all of its employees by preventing its employees from working in a racially integrated environment free from racial discrimination. The named plaintiffs seek various forms of declaratory, injunctive and unspecified monetary relief (including back pay, front pay, lost benefits, lost seniority and punitive damages) for themselves and unsuccessful African-American candidates for employment at AK Steel. AK Steel has answered the complaint and discovery is ongoing. On January 19, 2007, the Court conditionally certified two subclasses of unsuccessful African-American candidates. The trial of this matter has been scheduled for June 2008. AK Steel continues to contest this matter vigorously.

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

	2006	2005
New Claims Filed	60	186
Claims Disposed Of	65	112
Dollars Paid in Settlements	$0.4	$1.3

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

As previously reported, on January 2, 2002, John D. West, a former employee, filed a class action in the United States District Court for the Southern District of Ohio against the AK Steel Corporation Retirement Accumulation Pension Plan, or AK RAPP, and the AK Steel Corporation Benefit Plans Administrative Committee. Mr. West claims that the method used under the AK RAPP to determine lump sum distributions does not comply with the Employment Retirement Income Security Act of 1974 (“ERISA”) and resulted in underpayment of benefits to him and the other class members. The District Court ruled in favor of the plaintiff class and on March 29, 2006 entered an amended final judgment against the defendants in the amount of $37.6 in damages and $7.3 in prejudgment interest, for a total of approximately $44.9, with post judgment interest accruing at the rate of 4.7% per annum until paid. The defendants appealed to the United States Court of Appeals for the Sixth Circuit. On April 20, 2007, the Court of Appeals issued an opinion in which it affirmed the decision of the District Court. As of April 20, 2007, the amount of the judgment plus total accrued interest was approximately $48.8. The defendants intend to continue to contest this matter and are considering their available options in light of the appellate decision, which include seeking a rehearing en banc in the Court of Appeals for the Sixth Circuit and/or filing a petition seeking review by the Supreme Court of the United States. Prior to the appellate court decision, the Company was not accruing for this potential liability and it is not reflected in the Company’s first quarter 2007 financial results. As a result of that decision, however, the Company will be performing a re-measurement of the associated pension plan in the second quarter of 2007 to reflect the potential liability associated with the appellate decision. See discussion on second quarter 2007 pension plan re-measurement in the Outlook section below. In the event the plaintiffs prevail in this litigation, the funds for the payments to class members pursuant to the judgment will come from the AK Steel Master Pension Trust. To the extent that any additional pension funding will be required if the appellate decision is not reversed, the Company believes that there will be no immediate cash impact as a result of the decision and any funding will be incurred over time.

As previously reported, on January 13, 2004, AK Steel notified the Armco Employees Independent Federation (referred to herein as the “AEIF,” but following a National Labor Relations Board election in July 2006, now the International Association of Machinists Local Lodge 1943), the union representing hourly employees at its Middletown Works, that it was suspending the minimum base force guarantee of 3,114 employees contained in the parties’ collective bargaining agreement pursuant to authority granted in that agreement. Subsequently, the union filed a grievance contesting the right of AK Steel to take such action. On July 1, 2004, the arbitrator upheld, subject to certain limitations, the right of AK Steel to suspend the minimum base force guarantee through at least May 10, 2005. The arbitrator further held that the union subsequently could seek a new hearing to determine whether the base force should continue to be suspended after that date. The union did seek such a hearing and on July 1, 2005, the arbitrator issued a ruling (the “July 1, 2005 Award”) which formally ended the base force suspension and required AK Steel to recall certain laid-off employees, but did not require AK Steel to hire new employees to return to the base force number of 3,114. In lieu of hiring new, additional employees to return the hourly workforce to the 3,114 base force level, the July 1, 2005 Award allowed AK Steel to elect to make payments into a fund. The amount of the payments to be made into this fund was determined by the arbitrator in a decision issued October 7, 2005. On September 29, 2005, the AEIF filed an action against AK Steel in the United States District Court for the Southern District of Ohio, Case No. 1:05-CV-639, in which the AEIF sought to vacate that portion of the July 1, 2005 Award which authorized AK Steel to make payments into a fund in lieu of hiring to return to the minimum base force number of 3,114. On November 2, 2005, AK Steel answered the complaint and filed counterclaims seeking to vacate certain aspects of the July 1, 2005 Award, including the portion which addresses payments into a fund in lieu of hiring to return to the minimum base force number of 3,114, and for other appropriate relief. On March 14, 2007, the Company announced that the membership of the AEIF had ratified a new labor contract to replace the prior agreement which had expired on February 28, 2006. In connection with the negotiation of that new labor agreement, the parties also reached agreement on a resolution of the issues which were the subject of the pending litigation described in this paragraph. Pursuant to that agreement, the parties jointly dismissed this litigation with prejudice on March 19, 2007.

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

AK Holding, along with AK Tube, LLC and AK Steel Investments Inc. (the “Guarantor Subsidiaries”) fully and unconditionally, jointly and severally guarantee the payment of interest, principal and premium, if any, on AK Steel’s 7-7/8% Senior Notes Due 2009 and 7-3/4% Senior Notes Due 2012. AK Tube is owned 100% by AKS Investments Inc. and AKS Investments Inc. is 100% owned by AK Steel. AK Steel is 100% owned by AK Holding. The Company has determined that full financial statements and other disclosures concerning AK Holding and the Guarantor Subsidiaries would not be material to investors and, accordingly, those financial statements are not presented. The presentation of the supplemental guarantor information has been modified to reflect all investments in subsidiaries under the equity method. Net income (loss) of the subsidiaries accounted for under the equity method is therefore reflected in their parents’ investment accounts. The principal elimination entries eliminate investments in subsidiaries and inter-company balances and transactions. The changes in presentation did not affect the Company’s consolidated financial position or consolidated results of operations. The following supplemental condensed consolidating financial statements present information about AK Holding, AK Steel, the Guarantor Subsidiaries and the Other Subsidiaries. The Other Subsidiaries are not guarantors of the above notes.

Condensed Statements of Operations

For the Three Months Ended March 31, 2007

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi- nations	Consolidated Company
Net sales	$—	$1,628.3	$64.7	$93.4	$(66.5)	$1,719.9

Cost of products sold	—	1,389.6	56.3	63.3	(28.3)	1,480.9
Selling and administrative expenses	0.6	59.8	3.0	3.6	(12.9)	54.1
Depreciation	—	48.0	1.7	0.1	—	49.8
Pension curtailment charge	—	15.1	—	—	—	15.1

Total operating costs	0.6	1,512.5	61.0	67.0	(41.2)	1,599.9

Operating profit (loss)	(0.6)	115.8	3.7	26.4	(25.3)	120.0

Interest expense	—	24.1	—	1.3	(0.8)	24.6
Other income (expense)	—	(13.3)	—	8.5	8.9	4.1

Income (loss) before income taxes	(0.6)	78.4	3.7	33.6	(15.6)	99.5

Income tax provision	—	35.7	—	1.1	—	36.8

Income (loss) from continuing operations	(0.6)	42.7	3.7	32.5	(15.6)	62.7
Equity in net income of subsidiaries	63.3	20.6			(83.9)

Net income (loss)	$62.7	$63.3	$3.7	$32.5	$(99.5)	$62.7

Condensed Statements of Operations

For the Three Months Ended March 31, 2006

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi- nations	Consolidated Company
Net sales	$—	$1,339.3	$61.9	$86.6	$(51.9)	$1,435.9

Cost of products sold	—	1,217.7	54.1	56.2	(23.7)	1,304.3
Selling and administrative expenses	0.5	56.4	2.7	3.0	(10.5)	52.1
Depreciation	—	48.2	1.7	0.2	—	50.1

Total operating costs	0.5	1,322.3	58.5	59.4	(34.2)	1,406.5

Operating profit (loss)	(0.5)	17.0	3.4	27.2	(17.7)	29.4

Interest expense	—	21.6	—	0.6	(0.2)	22.0
Other income (expense)	—	(16.8)	—	6.6	14.2	4.0

Income (loss) before income taxes	(0.5)	(21.4)	3.4	33.2	(3.3)	11.4

Income tax provision	—	4.6	—	0.6	—	5.2

Income (loss) from continuing operations	(0.5)	(26.0)	3.4	32.6	(3.3)	6.2
Equity in net income of subsidiaries	6.7	32.7			(39.4)

Net income (loss)	$6.2	$6.7	$3.4	$32.6	$(42.7)	$6.2

Condensed Balance Sheets

As of March 31, 2007

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi- nations	Consolidated Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$282.4	$—	$7.7	$—	$290.1
Accounts receivable, net	—	645.2	35.0	41.8	(1.5)	720.5
Inventories, net	—	762.3	22.6	45.0	(13.5)	816.4
Deferred tax asset	—	435.3	—	0.2	—	435.5
Other current assets	0.2	23.1	0.3	2.0	—	25.6

Total Current Assets	0.2	2,148.3	57.9	96.7	(15.0)	2,288.1

Property, Plant and Equipment	—	4,938.9	85.4	11.8	—	5,036.1
Less accumulated depreciation	—	(2,899.5)	(29.7)	(8.6)	—	(2,937.8)

Property, plant and equipment, net	—	2,039.4	55.7	3.2	—	2,098.3

Other Assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	—	55.6
Investment in affiliates	63.5	(292.9)	67.5	817.4	(655.5)	—
Inter-company accounts	1,105.6	(1,283.4)	(66.4)	256.7	(12.5)	—
Other investments	—	11.1	—	46.9	—	58.0
Goodwill	—	—	32.8	4.3	—	37.1
Other intangible assets	—	—	0.3	—	—	0.3
Deferred tax asset	—	648.7	—	—	—	648.7
Other assets	—	25.4	—	1.0	—	26.4

TOTAL ASSETS	$1,169.3	$3,296.6	$203.4	$1,226.2	$(683.0)	$5,212.5

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	—	466.7	7.5	13.0	(1.5)	485.7
Accrued liabilities	—	182.3	3.3	1.6	—	187.2
Current portion of long-term debt	—	0.1	—	—	—	0.1
Pension and other postretirement benefit obligations	—	157.0	—	—	—	157.0

Total Current Liabilities	—	806.1	10.8	14.6	(1.5)	830.0

Non-current Liabilities:
Long-term debt	—	890.2	—	—	—	890.2
Pension and other postretirement benefit obligations	—	2,848.3	1.1	—	—	2,849.4
Other liabilities	—	158.5	—	2.9	2.6	164.0

Total Non-current Liabilities	—	3,897.0	1.1	2.9	2.6	3,903.6

TOTAL LIABILITIES	—	4,703.1	11.9	17.5	1.1	4,733.6

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	1,169.3	(1,406.5)	191.5	1,208.7	(684.1)	478.9

TOTAL LIABILITIES AND EQUITY	$1,169.3	$3,296.6	$203.4	$1,226.2	$(683.0)	$5,212.5

Condensed Balance Sheets

As of December 31, 2006

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi- nations	Consolidated Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$510.5	$—	$8.9	$—	$519.4
Accounts receivable, net	—	22.5	25.6	650.2	(1.5)	696.8
Inventories, net	—	816.0	15.8	38.4	(12.6)	857.6
Deferred tax asset	—	437.4	—	—	—	437.4
Other current assets	0.2	35.3	0.1	0.7	—	36.3

Total Current Assets	0.2	1,821.7	41.5	698.2	(14.1)	2,547.5

Property, Plant and Equipment	—	4,924.9	84.8	11.8	—	5,021.5
Less accumulated depreciation	—	(2,851.4)	(28.0)	(8.7)	—	(2,888.1)

Property, plant and equipment, net	—	2,073.5	56.8	3.1	—	2,133.4

Other Assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	—	55.6
Investments in affiliates	14.3	(145.1)	67.5	796.3	(733.0)	—
Inter-company accounts	1,098.2	(681.7)	(59.4)	(352.8)	(4.3)	—
Other investments	—	23.9	—	46.5	—	70.4
Goodwill	—	—	32.8	4.3	—	37.1
Other intangible assets	—	—	0.3	—	—	0.3
Deferred tax asset	—	647.1	—	—	—	647.1
Other assets	—	24.6	—	1.6	—	26.2

TOTAL ASSETS	$1,112.7	$3,764.0	$195.1	$1,197.2	$(751.4)	$5,517.6

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	—	553.3	3.1	12.2	(1.5)	567.1
Accrued liabilities	—	198.5	3.0	5.9	—	207.4
Pension and other postretirement benefit obligations	—	157.0	—	—	—	157.0

Total Current Liabilities	—	908.8	6.1	18.1	(1.5)	931.5

Non-current Liabilities:
Long-term debt	—	1,115.2	—	—	—	1,115.2
Pension and other postretirement benefit obligations	—	2,926.6	1.0	—	—	2,927.6
Other liabilities	—	120.8	—	2.9	2.6	126.3

Total Non-current Liabilities	—	4,162.6	1.0	2.9	2.6	4,169.1

TOTAL LIABILITIES	—	5,071.4	7.1	21.0	1.1	5,100.6

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	1,112.7	(1,307.4)	188.0	1,176.2	(752.5)	417.0

TOTAL LIABILITIES AND EQUITY	$1,112.7	$3,764.0	$195.1	$1,197.2	$(751.4)	$5,517.6

Condensed Statements of Cash Flows

For the Three Months Ended March 31, 2007

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi- nations	Consolidated Company
Net cash flow from operating activities	$3.1	$(618.5)	$(1.0)	$629.1	$(17.3)	$(4.6)

Cash flows from investing activities:
Capital investments	—	(14.7)	(0.6)	(0.1)	—	(15.4)
Investments—net	—	12.6	—	—	—	12.6
Proceeds from draw on restricted funds for emission control expenditures	—	0.3	—	—	—	0.3
Other	—	0.6	—	—	—	0.6

Net cash flow from investing activities	—	(1.2)	(0.6)	(0.1)	—	(1.9)

Cash flows from financing activities:
Principal payments on long-term debt	—	(225.0)	—	—	—	(225.0)
Proceeds from exercise of stock options	3.5	—	—	—	—	3.5
Purchase of treasury stock	(1.4)	—	—	—	—	(1.4)
Inter-company activity	(5.2)	611.4	7.0	(630.2)	17.0	—
Excess tax benefits from stock-based transactions	—	2.9	—	—	—	2.9
Fees related to new credit facility	—	(2.6)	—	—	—	(2.6)
Other	—	(0.5)	—	—	0.3	(0.2)

Net cash flow from financing activities	(3.1)	386.2	7.0	(630.2)	17.3	(222.8)

Net increase (decrease)	—	(233.5)	5.4	(1.2)	—	(229.3)
Cash and equivalents, beginning of period	—	510.5	—	8.9	—	519.4

Cash and equivalents, end of period	$—	$277.0	$5.4	$7.7	$—	$290.1

Condensed Statements of Cash Flows

For the Three Months Ended March 31, 2006

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi- nations	Consolidated Company
Net cash flow from operating activities	$(0.4)	$(52.0)	$(0.6)	$35.3	$1.7	$(16.0)

Cash flows from investing activities:
Capital investments	—	(18.8)	(0.8)	(0.1)	—	(19.7)
Restricted cash to collateralize letter of credit	—	(12.3)	—	—	—	(12.3)
Proceeds from draw on restricted funds for emission control expenditures	—	3.6	—	—	—	3.6
Other	—	—	—	(0.1)	—	(0.1)

Net cash flow from investing activities	—	(27.5)	(0.8)	(0.2)	—	(28.5)

Cash flows from financing activities:
Proceeds from exercise of stock options	0.2	—	—	—	—	0.2
Purchase of treasury stock	(0.6)	—	—	—	—	(0.6)
Inter-company activity	0.8	34.5	1.4	(34.6)	(2.1)	—
Other	—	(0.1)	—	0.2	0.4	0.5

Net cash flow from financing activities	0.4	34.4	1.4	(34.4)	(1.7)	0.1

Net increase (decrease)	—	(45.1)	—	0.7	—	(44.4)
Cash and equivalents, beginning of period	—	514.8	—	4.8	—	519.6

Cash and equivalents, end of period	$—	$469.7	$—	$5.5	$—	$475.2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Steel shipments for the three months ended March 31, 2007 and 2006 were 1,596,200 tons and 1,526,800 tons, respectively. For the three months ended March 31, 2007, value-added products comprised 81.0% of total shipments, down from 88.5% reported in the first three months of 2006. The change in the value-added product mix is the result of increased shipments of hot-rolled products and reduced shipments of zinc-coated products. This change is the result of the Company continuing to focus on maximizing product profitability based on current market demand, including taking advantage of the currently strong spot market. The following presents net shipments by product line:

	For the Three Months Ended March 31,
(tons in thousands)	2007		2006
Stainless/electrical	276.0	17.3%	268.8	17.6%
Coated	667.5	41.8%	752.1	49.3%
Cold-rolled	309.3	19.4%	283.3	18.6%
Tubular	39.9	2.5%	46.4	3.0%

Subtotal value-added shipments	1,292.7	81.0%	1,350.6	88.5%

Hot-rolled	235.0	14.7%	122.9	8.0%
Secondary	68.5	4.3%	53.3	3.5%

Subtotal non value-added shipments	303.5	19.0%	176.2	11.5%

Total shipments	1,596.2	100.0%	1,526.8	100.0%

For the quarter ended March 31, 2007, net sales were a record $1,719.9, reflecting a 20% increase from the $1,435.9 reported for the corresponding period in 2006. The Company’s average steel selling price increased from $940 per ton in the first three months of 2006 to a record $1,078 per ton in the first three months of 2007. The increase in net sales and in average selling price was the result of higher contract sales prices, higher surcharges and higher spot market prices.

Selling and administrative expense for the first quarter of 2007 was $54.1 versus $52.1 for the same period of 2006. Depreciation expense was $49.8 for the first quarter of 2007, slightly less than the $50.1 for the first quarter of 2006.

For the first quarter of 2007, the Company recorded an operating profit of $120.0, or $75 per ton, compared to operating profit of $29.4, or $19 per ton, in the first quarter of 2006. The year-over-year improvement was the result of various items, principally higher selling prices and increased shipments. In addition, the Company’s first quarter 2007 costs associated with the Middletown Works lockout were approximately $3.0 which was approximately $24.0 lower than the costs incurred in the first quarter of 2006. That lockout was settled in the first quarter of 2007. Similarly, outage costs were $3.7 in the first quarter of 2007 compared to the approximately $10.5 incurred in the same period last year. The Company also had lower total employment costs in the first quarter 2007 versus 2006 as a result of the labor agreements negotiated during 2006 and 2007. Since late 2003, the Company has negotiated a new labor agreement with each of its unions at all of the Company’s represented facilities. These new labor agreements, along with the Company’s overall efforts to reduce its total employment costs, have enabled the Company to reduce its pre-tax labor costs by approximately $195.0 on an annualized basis. These actions have resulted in a cumulative reduction in the Company’s other postretirement benefit obligation of approximately $435.0. These actions have resulted in a reduction of net periodic pension and other postretirement benefits costs of $11.5 in the first quarter of 2007 compared to the first quarter of 2006. However, in the first quarter of 2007, the Company also incurred a non-cash pension benefit curtailment charge of $15.1 in connection with the new labor agreement with the Company’s Mansfield Works. These net first quarter 2007 collective improvements were partially offset by increased quarter-over-quarter raw material costs, including for scrap, iron ore, coating metals and purchased slabs. Also, in the three months ended March 31, 2007 and 2006, the Company incurred LIFO charges of $48.5 and $13.4, respectively, reflecting the continued increase in cost for raw materials.

For the first quarter of 2007, the Company’s interest expense was $24.6, an increase of $2.6 over the same period in 2006 primarily as a result of an approximate $1.3 charge for unamortized debt expense related to the $225.0 redemption of senior notes and an approximate $2.8 charge for the unamortized expense associated with prior inventory and receivable credit facilities that were replaced by a new credit facility in the first quarter of 2007. The impact of the write-off of unamortized expenses was partially offset by approximately $1.5 in lower interest expense related to the early redemption of the senior notes mentioned above.

Income taxes recorded through March 31, 2007 have been estimated at 37% based on year-to-date income and projected results for the full year. The final effective tax rate to be applied to 2007 will depend on the actual amount of taxable income generated by the Company for the full year and the amount of net operating loss carry-forwards that can alternately be used to offset that income.

In March 2006, new tax legislation was enacted in the State of Indiana. Under that new legislation, the Company expects to pay less in taxes in future years due to a lower effective tax rate. As a result, in the first quarter of 2006, under FAS 109 “Accounting for Income Tax”, the Company was required to recognize as part of its tax provision a non-cash tax charge of $1.5 for the reduction in value of the Company’s deferred tax assets resulting from a lower effective state income tax rate in Indiana.

The Company’s net income in the three months ended March 31, 2007 was $62.7, or $0.56 per diluted share, compared to $6.2, or $0.06 per diluted share, in the first quarter of 2006. The favorable performance was the result of the items discussed above.

Outlook

All of the statements in this “Outlook” section are subject to, and qualified by, the cautionary information set forth under the heading “Forward-Looking Statements.”

The Company expects earnings to continue to improve during the second quarter. The principal reasons for this expected continued improvement are anticipated higher shipments and higher selling prices. These improvements are expected to be partially offset by higher raw material input costs and one-time transition costs in the second quarter associated with training the returning workers at the Company’s Middletown Works. Additional details with respect to expectations for the second quarter are set forth below, but overall, the Company is currently forecasting an operating profit for the second quarter of 2007 of approximately $80 to $85 per ton, including the effects of a pension curtailment charge associated with the Middletown Works labor agreement as discussed below.

Shipments for the second quarter of 2007 are expected to increase by 3% compared to the first quarter of 2007 to an estimated 1,650,000 tons. In addition, the Company anticipates its second quarter average selling price for its products to increase by approximately 2-3% compared to the first quarter of 2007. The increase in average selling price is primarily being driven by increased carbon spot market prices and an increase in raw material surcharges associated with the continued rise in raw material input costs. As a result of the higher shipments and the higher average selling prices, the Company expects record quarterly revenues for the second quarter of 2007.

In the second quarter of 2007, the Company will recognize a non-cash pension curtailment charge of $24.7 related to the new labor agreement negotiated in 2007 with the represented employees at the Company’s Middletown Works. Under this agreement, the existing defined benefit pension plan was “locked and frozen” in 2007 with subsequent Company contributions being made to the International Association of Machinists multi-employer pension fund based upon a fixed-amount-per-hour contribution. As a result, the Company is required to recognize in the second quarter of 2007 the past service pension expense that previously would have been amortized.

The Company also will incur increased costs in the second quarter related to the return of its union-represented workforce to Middletown Works. As the employees return, the Company has been implementing the workforce flexibility achieved in the new labor agreement and many of the returning employees need retraining to perform new or different jobs than they performed prior to the start of the lockout. During this process, which is expected to be concluded during the second quarter, the Company expects to incur higher-than-normal labor costs, principally due to increased staffing needs associated with the retraining.

As a result of the recent decision in the West litigation and the changes in pension benefits described above as part of the new labor contract at Middletown Works, the Company has determined that it would be appropriate to perform a re-measurement of the associated pension plans during the second quarter. The potential liability arising from the West case and the impact of the new Middletown Works labor contract will be two of the factors considered in that re-measurement. Other factors which will be considered as part of that revaluation exercise include investment returns and retirement and mortality experience. The net effect of all of these factors will be amortized over time into the

Company’s results of operations beginning in the second quarter of 2007 in accordance with FAS 87. The Company does not believe that the results of this re-measurement will materially change the estimated ranges of the Company’s required pension funding for the next few years. See pension funding discussion in Liquidity and Capital Resources below.

Liquidity and Capital Resources

At March 31, 2007, the Company had total liquidity of $973.9 consisting of $290.1 of cash and cash equivalents and $683.8 of availability under the Company’s new $850.0 five-year revolving credit facility. At March 31, 2007, there were no outstanding borrowings under the credit facility; however, availability was reduced by $166.2 due to outstanding letters of credit. Availability under the credit facility fluctuates monthly based on the varying levels of eligible collateral. The Company entered into the new credit facility in February 2007. It is secured by the Company’s inventory and accounts receivable and replaced separate inventory and accounts receivable facilities which together provided $700.0 of availability. The new facility provides the Company with enhanced liquidity, lower costs and greater flexibility for borrowings and will be used for general corporate purposes.

In April 2007, the Company announced that it would redeem $75.0 of the remaining $225.0 of its outstanding 7-7/8% senior notes due February 15, 2009. The redemption of these notes follows the redemption of $225.0 of the original $450.0 of these notes on March 2, 2007 and will be funded from the Company’s existing cash reserves. This second redemption is expected to be completed in the second quarter of 2007. The Company also reaffirmed its prior intent, subject to market conditions, to consider early redemption of the remaining $150.0 of outstanding 7-7/8% senior notes no later than the first quarter of 2008. The Company also has senior notes of $550.0 due in 2012.

Cash used by operations totaled $4.6 for the three months ended March 31, 2007. The primary source of cash was net income from the Company’s operating activities. This was offset by the Company’s uses of cash in the first quarter of 2007 related to the Company’s $75.0 early pension contribution, as described in more detail below, along with a $70.8 increase in the Company’s working capital as a result of higher accounts receivable associated with the record quarterly revenues, lower accounts payable related to lower raw materials purchases, and an overall reduction in inventories.

During the first quarter of 2007, the Company made an early pension contribution of $75.0, increasing its total of early and/or voluntary pension fund contributions in the last two years to $434.0. In the second quarter of 2007, the Company announced and subsequently made an early pension contribution of $105.0, thereby increasing the total contributions over the last two years to $539.0. Based upon current assumptions, no additional pension payments will be required for 2007, but the Company may elect to make additional early contributions. Currently, the Company estimates required pension contributions for 2008 and 2009 to be in the ranges of $200.0 to $225.0 and $100.0 to $150.0, respectively. The calculation of estimated future pension contributions requires the use of assumptions concerning future events. The most significant of these assumptions relate to future investment performance of the pension funds, actuarial data relating to plan participants and the benchmark interest rate used to discount future benefits to their present value. Because of the variability of factors underlying these assumptions, including the possibility of future pension legislation, the reliability of estimated future pension contributions decreases as the length of time until the contributions must be made increases.

During the three months ended March 31, 2007, net cash used by investing activities totaled $1.9, including $15.4 for capital investments. Such capital investments were offset by $0.3 in proceeds received from the draw on restricted funds for spending related to emission control equipment for the Middletown Works’ blast furnace and basic oxygen furnaces. Also in the first quarter of 2007, a net $12.6 in proceeds was generated when the Company transferred support of a letter of credit from restricted cash to the Company’s credit facility. Capital spending for the year 2007 is expected to total approximately $150.0.

During the first quarter of 2007, cash used by financing activities totaled $222.8, primarily the result of the Company’s early redemption of $225.0 of its $450.0 outstanding 7-7/8% senior notes due February 15, 2009 and fees related to the new credit facility, offset by excess tax benefits from stock-based compensation of $2.9.

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

As discussed in its Annual Report on Form 10-K for the year ended December 31, 2006, the Company cautions readers that such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management. See “Risk Factors” in Part II, Item 1A of this report and in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2006.

Except as required by law, the Company disclaims any obligation to update any forward-looking statements to reflect future developments of events.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk.

In the ordinary course of business, the Company is exposed to market risk for price fluctuations of raw materials and energy sources. During the first quarter of 2007, the price of natural gas and aluminum increased significantly, and these items, along with zinc, remain volatile. The amount of increases in natural gas and raw material costs which the Company will be able to pass on to its customers in the form of a surcharge or increased pricing is uncertain.

The Company uses cash settled commodity price swaps and/or options to hedge the price of a portion of its natural gas, nickel, aluminum and zinc requirements. The Company’s hedging strategy is designed to protect it against normal volatility. However, abnormal price increases in any of these commodity markets could negatively impact operating costs. Gains and losses from the use of these instruments are deferred in accumulated other comprehensive loss on the condensed consolidated balance sheets and recognized into cost of products sold in the same period as the underlying transaction. At March 31, 2007, accumulated other comprehensive loss included $0.6 in unrealized net of tax losses for the fair value of these derivative instruments. The following table presents the negative effect on pretax income of a hypothetical change in the fair value of derivative instruments outstanding at March 31, 2007, due to an assumed 10% and 25% decrease in the market price of each of the indicated commodities.

Commodity Derivative	10% Decrease	25% Decrease
Natural Gas	$3.4	$8.4
Zinc	2.2	5.4
Aluminum	0.1	0.3

Because these instruments are structured and used as hedges, these hypothetical losses would be offset by the benefit of lower prices paid for the physical commodity. The Company currently does not enter into swap or option contracts for trading purposes.

The Company is also subject to risks of exchange rate fluctuations on a small portion of inter-company receivables that are denominated in foreign currencies. The Company occasionally uses forward currency contracts to manage exposures to certain of these currency price fluctuations. At March 31, 2007, the Company had outstanding forward currency contracts with a total notional value of $15.2 for the sale of euros. Based on the contracts outstanding at March 31, 2007, a 10% increase in the dollar to euro exchange rate would result in a $1.5 pretax loss in the value of these contracts, which would offset the income benefit of a more favorable exchange rate.

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

The following are updates to the Company’s descriptions of pending legal proceedings and environmental matters reported in its Annual Report on Form 10-K for the calendar year 2006:

As previously reported, on June 29, 2000, the United States filed a complaint on behalf of the EPA against AK Steel in the U.S. District Court for the Southern District of Ohio (the “Court”), Case No. C-1-00530, for alleged violations of the Clean Air Act, the Clean Water Act and the RCRA at the Middletown Works. Subsequently, the State of Ohio, the Sierra Club and the National Resources Defense Council intervened. On April 3, 2006, a proposed Consent Decree in Partial Resolution of Pending Claims (the “Consent Decree”), executed by all parties, was lodged with the Court. After a 30-day notice period, the Consent Decree was entered by the Court on May 15, 2006. Under the Consent Decree, the Company will implement certain RCRA corrective action interim measures to address polychlorinated biphenyls (“PCBs”) in sediments and soils relating to Dicks Creek and certain other specified surface waters, adjacent floodplain areas, and other previously identified geographic areas. The Company also will undertake a comprehensive RCRA facility investigation at its Middletown Works and, as appropriate, complete a corrective measures study. Under the Consent Decree, the Company paid a civil penalty of $0.46 and will perform a supplemental environmental project that will remove ozone-depleting refrigerants from certain equipment at an estimated cost of $0.85. The Company anticipates that the cost of the remaining work required under the Consent Decree will be approximately $15.6, consisting of approximately $3.2 in capital investments and $12.4 in expenses. The Company has accrued the $12.4 for anticipated expenses associated with this project. The Company does not believe that there is a reasonable possibility that the actual cost of the work required under the Consent Decree will materially exceed the amount accrued and cannot reliably estimate at this time the timeframe during which the accrued or potential additional costs would be incurred.

On June 26, 2002, seventeen individuals filed a purported class action against AK Steel in the United States District Court for the Southern District of Ohio, Case No. C-1-02-467. As subsequently amended, the complaint alleges that AK Steel discriminates against African-Americans in its hiring practices and that AK Steel discriminates against all of its employees by preventing its employees from working in a racially integrated environment free from racial discrimination. The named plaintiffs seek various forms of declaratory, injunctive and unspecified monetary relief (including back pay, front pay, lost benefits, lost seniority and punitive damages) for themselves and unsuccessful African-American candidates for employment at AK Steel. AK Steel has answered the complaint and discovery is ongoing. On January 19, 2007, the Court conditionally certified two subclasses of unsuccessful African-American candidates. The trial of this matter has been scheduled for June 2008. AK Steel continues to contest this matter vigorously.

As previously reported, on January 2, 2002, John D. West, a former employee, filed a class action in the United States District Court for the Southern District of Ohio against the AK Steel Corporation Retirement Accumulation Pension Plan, or AK RAPP, and the AK Steel Corporation Benefit Plans Administrative Committee. Mr. West claims that the method used under the AK RAPP to determine lump sum distributions does not comply with the Employment Retirement Income Security Act of 1974 (“ERISA”) and resulted in underpayment of benefits to him and the other class members. The District Court ruled in favor of the plaintiff class and on March 29, 2006 entered an amended final judgment against the defendants in the amount of $37.6 in damages and $7.3 in prejudgment interest, for a total of approximately $44.9, with post judgment interest accruing at the rate of 4.7% per annum until paid. The defendants appealed to the United States Court of Appeals for the Sixth Circuit. On April 20, 2007, the Court of Appeals issued an opinion in which it affirmed the decision of the District Court. As of April 20, 2007, the amount of the judgment plus total accrued interest was approximately $48.8. The defendants intend to continue to contest this matter and are considering their available options in light of the appellate decision, which include seeking a rehearing en banc in the Court of Appeals for the Sixth Circuit and/or filing a petition seeking review by the Supreme Court of the United States. Prior to the appellate court decision, the Company was not accruing for this potential liability and it is not reflected in the Company’s first quarter 2007 financial results. As a result of the court decision, however, the Company will be performing a re-measurement of the associated pension plan in the second quarter of 2007 to reflect the potential liability associated with the appellate decision. See discussion on second quarter 2007 pension plan re-measurement in the Outlook section above. In the event the plaintiffs prevail in this litigation, the funds for the payments to class members pursuant to the judgment will come from the AK Steel Master Pension Trust. To the extent that any additional pension funding will be required if the appellate decision is not reversed, the Company believes that there will be no immediate cash impact as a result of the decision and any funding will be incurred over time.

As previously reported, on January 13, 2004, AK Steel notified the Armco Employees Independent Federation (referred to herein as the “AEIF,” but following a National Labor Relations Board election in July 2006, now the International Association of Machinists Local Lodge 1943), the union representing hourly employees at its Middletown Works, that it was suspending the minimum base force guarantee of 3,114 employees contained in the parties’ collective bargaining agreement pursuant to authority granted in that agreement. Subsequently, the union filed a grievance contesting the right of AK Steel to take such action. On July 1, 2004, the arbitrator upheld, subject to certain limitations, the right of AK Steel to suspend the minimum base force guarantee through at least May 10, 2005. The arbitrator further held that the union subsequently could seek a new hearing to determine whether the base force should continue to be suspended after that date. The union did seek such a hearing and on July 1, 2005, the arbitrator issued a ruling (the “July 1, 2005 Award”) which formally ended the base force suspension and required AK Steel to recall certain laid-off employees, but did not require AK Steel to hire new employees to return to the base force number of 3,114. In lieu of hiring new, additional employees to return the hourly workforce to the 3,114 base force level, the July 1, 2005 Award allowed AK Steel to elect to make payments into a fund. The amount of the payments to be made into this fund was determined by the arbitrator in a decision issued October 7, 2005. On September 29, 2005, the AEIF filed an action against AK Steel in the United States District Court for the Southern District of Ohio, Case No. 1:05-CV-639, in which the AEIF sought to vacate that portion of the July 1, 2005 Award which authorized AK Steel to make payments into a fund in lieu of hiring to return to the minimum base force number of 3,114. On November 2, 2005, AK Steel answered the complaint and filed counterclaims seeking to vacate certain aspects of the July 1, 2005 Award, including the portion which addresses payments into a fund in lieu of hiring to return to the minimum base force number of 3,114, and for other appropriate relief. On March 14, 2007, the Company announced that the membership of the AEIF had ratified a new labor contract to replace the prior agreement which had expired on February 28, 2006. In connection with the negotiation of that new labor agreement, the parties also reached agreement on a resolution of the issues which were the subject of the pending litigation described in this paragraph. Pursuant to that agreement, the parties jointly dismissed this litigation with prejudice on March 19, 2007.

Item 1A.	Risk Factors.

The Company cautions readers that its business activities involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management. The following are updates to the Company’s descriptions of risk factors reported in its Annual Report on Form 10-K for the calendar year 2006:

•

Risks associated with operation of Middletown Works. As previously reported, a labor agreement with the Middletown Works union-represented employees expired on February 28, 2006 and effective March 1, 2006, the Company exercised its right to prevent those employees from continuing to work without a labor agreement. At the same time, the Company implemented a contingency plan to operate the Middletown Works with salaried employees and temporary replacement workers. On March 14, 2007, the Company announced that the membership of the union representing the locked-out Middletown Works employees had ratified a new labor agreement. The new agreement took effect March 15, 2007 and runs through September 15, 2011. While the Company anticipates substantial savings over the life of this new agreement attributable to its “new era” terms, there is a risk of a temporary increase in costs and decrease in production during an initial transition period. The Company is in the process of systematically returning the locked-out employees to the Middletown Works and anticipates that it will complete this process during the second quarter. As a result of increased flexibility in job classifications negotiated as part of the new labor agreement, many of these returning employees will need to be trained to perform new or different jobs than they performed prior to the start of the lockout. During this process, there is a risk that production levels will decrease as the returning employees gain the necessary expertise and experience to operate facilities at full production under the new job classifications. In addition, for a period of time during the second quarter, costs are expected to increase over those incurred during the first quarter, principally due to increased manning needs associated with the training process.

Item 2.	Unregistered Sales of Securities and Use of Proceeds.

There were no unregistered sales of equity securities in the quarter ended March 31, 2007.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
January 1 through 31, 2007	74,918	$17.12	0
February 1 through 28, 2007	—	—	0
March 1 through 31, 2007	4,240	23.33	0

Total	79,158	$17.45	0	$59.5

(1)	During the quarter, the Company repurchased shares of common stock owned by participants in its restricted stock awards program under the terms of its Stock Incentive Plan. In order to satisfy the requirement that an amount be withheld that is sufficient to pay federal, state and local taxes due upon the vesting of the restricted stock, employees are permitted to have the Company withhold shares having a fair market value equal to the tax which could be imposed on the transaction. The Company repurchases the withheld shares at the quoted average of high and low prices on the day the shares are withheld.

(2)	On April 25, 2000, the Company announced that its Board of Directors had authorized the Company to repurchase, from time to time, up to $100.0 of its outstanding equity securities. The Company has not repurchased its stock under this program since the third quarter of 2000 and cannot currently reacquire its stock under a covenant contained in the instruments governing its outstanding senior debt.

The declaration and payment of cash dividends are also subject to the restrictions imposed by the senior debt covenant referred to in the preceding paragraph. Under the senior debt covenant, the payment of future dividends is subject to a formula that reflects cumulative net earnings. As a result of cumulative losses recorded over the last several years, the Company is currently not permitted under that formula to pay a cash dividend on its common stock. Under the $850.0 asset-based revolving credit facility, dividends are not restricted unless availability falls below $150.0, at which point dividends would be limited to $12.0 annually.

Item 6.	Exhibits.

Exhibit 10.1	Loan and Security Agreement dated as of February 20, 2007, among AK Steel Corporation, as Borrower, Certain Financial Institutions, as Lenders, Bank of America, N.A., as Administrative and Collateral Agent, Wachovia Capital Finance Corporation (Central), as Syndication Agent, General Electric Capital Corporation, JPMorgan Chase Bank, N.A., and Fifth Third Bank, as Co-Documentation Agents, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Agent (incorporated herein by reference to Exhibit 99.1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on February 23, 2007).
Exhibit 31.1.	Section 302 Certification of Chief Executive Officer
Exhibit 31.2.	Section 302 Certification of Chief Financial Officer
Exhibit 32.1.	Section 906 Certification of Chief Executive Officer
Exhibit 32.2.	Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the following duly authorized persons.

AK Steel Holding Corporation
(Registrant)

Date: May 7, 2007	/s/ ALBERT E. FERRARA, JR.
Albert E. Ferrara, Jr.
Vice President, Finance and Chief Financial Officer

Date: May 7, 2007	/s/ ROGER K. NEWPORT
Roger K. Newport
Controller and Chief Accounting Officer