Form 10-Q
period 2007-06-30
AK STEEL HOLDING CORP
filed 2007-08-07
CIK 918160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

111,463,367 shares of common stock

(as of July 31, 2007)

AK STEEL HOLDING CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

AK STEEL HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in millions, except per share data)

(unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$1,869.5	$1,497.3	$3,589.4	$2,933.2

Cost of products sold (exclusive of items shown below)	1,552.1	1,333.0	3,033.0	2,637.3
Selling and administrative expenses	55.4	52.5	109.5	104.6
Depreciation	49.9	48.8	99.7	98.9
Pension curtailment charges	24.7	—	39.8	—

Total operating costs	1,682.1	1,434.3	3,282.0	2,840.8

Operating profit	187.4	63.0	307.4	92.4

Interest expense	16.9	22.1	41.5	44.1
Other income, net	4.1	5.6	8.2	9.6

Income before income taxes	174.6	46.5	274.1	57.9

Income tax provision (benefit) due to state tax law changes	(0.2)	1.2	(0.2)	2.7
Income tax provision	64.9	16.2	101.7	19.9

Net income	$109.9	$29.1	$172.6	$35.3

Basic earnings per share:
Net income per share	$0.99	$0.27	$1.56	$0.32

Diluted earnings per share:
Net income per share	$0.98	$0.26	$1.55	$0.32

Common shares and common share equivalents outstanding (weighted average in millions):
Basic	110.8	109.8	110.6	109.8
Diluted	111.9	110.5	111.6	110.4

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in millions)

(unaudited)	June 30, 2007	December 31, 2006
ASSETS

Current Assets:
Cash and cash equivalents	$455.9	$519.4
Accounts receivable, net	727.5	696.8
Inventories, net	800.7	857.6
Deferred tax asset	439.7	437.4
Other current assets	23.1	36.3

Total Current Assets	2,446.9	2,547.5

Property, Plant and Equipment	5,057.6	5,021.5
Less accumulated depreciation	(2,987.1)	(2,888.1)

Property, plant and equipment, net	2,070.5	2,133.4

Other Assets:
Investment in AFSG Holdings, Inc.	55.6	55.6
Other investments	62.6	70.4
Goodwill and other intangible assets	37.4	37.4
Deferred tax asset	620.4	647.1
Other assets	23.0	26.2

TOTAL ASSETS	$5,316.4	$5,517.6

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$590.6	$567.1
Accrued liabilities	243.3	207.4
Current portion of long-term debt	0.2	—
Current portion of pension and other postretirement benefit obligations	157.0	157.0

Total Current Liabilities	991.1	931.5

Non-current Liabilities:
Long-term debt	815.1	1,115.2
Pension and other postretirement benefit obligations	2,749.7	2,927.6
Other liabilities	164.2	126.3

Total Non-current Liabilities	3,729.0	4,169.1

TOTAL LIABILITIES	4,720.1	5,100.6

Stockholders’ Equity:
Preferred stock, authorized 25,000,000 shares	—	—
Common stock, authorized 200,000,000 shares of $.01 par value each; issued 2007, 120,255,891 shares, 2006, 119,025,234 shares; outstanding 2007, 111,464,775 shares, 2006, 110,324,847 shares	1.2	1.2
Additional paid-in capital	1,861.7	1,841.4
Treasury stock, common shares at cost, 2007, 8,791,116 shares; 2006, 8,700,387 shares	(126.2)	(124.4)
Accumulated deficit	(1,130.2)	(1,296.1)
Accumulated other comprehensive loss	(10.2)	(5.1)

TOTAL STOCKHOLDERS’ EQUITY	596.3	417.0

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,316.4	$5,517.6

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

(unaudited)	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$172.6	$35.3
Depreciation	99.7	98.9
Amortization	9.6	4.6
Deferred income taxes	48.4	20.9
Contributions to the pension trust	(180.0)	(84.0)
Pension and other postretirement benefit obligations	(33.5)	17.9
Pension curtailment charges	39.8	—
Working capital	89.1	(85.2)
Other	4.4	(2.8)

Net cash flows from operating activities	250.1	5.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	(35.1)	(37.6)
Investments - net	8.6	(10.9)
Proceeds from draw on restricted funds for emission control expenditures	2.5	7.2
Other	0.7	(0.2)

Net cash flows from investing activities	(23.3)	(41.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of long-term debt	(300.0)	—
Fees related to new credit facility	(2.6)	—
Proceeds from exercise of stock options	8.8	0.5
Purchase of treasury stock	(1.8)	(0.6)
Tax benefits from stock-based compensation	5.5	—
Other	(0.2)	1.8

Net cash flows from financing activities	(290.3)	1.7

Net decrease in cash and cash equivalents	(63.5)	(34.2)

Cash and cash equivalents, beginning of period	519.4	519.6

Cash and cash equivalents, end of period	$455.9	$485.4

Supplemental disclosure of cash flow information:

Net cash paid during the period for:
Interest, net of capitalized interest	$48.0	$43.3
Income taxes	5.4	3.4

Supplemental disclosure of non-cash investing and financing activities —
Issuance of restricted common stock	$4.5	$2.0

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share data)

1.	Basis of Presentation

In the opinion of the management of AK Steel Holding Corporation (“AK Holding”) and AK Steel Corporation (“AK Steel”, and together with AK Holding, the “Company”), the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2007 and the results of its operations for the three-and six-month periods ended June 30, 2007 and 2006, and cash flows for the six-month periods ended June 30, 2007 and 2006. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2006.

2.	Earnings Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Income for calculation of basic and diluted earnings per share:
Net income	$109.9	$29.1	$172.6	$35.3

Common shares outstanding (weighted average in millions):
Common shares outstanding for basic earnings per share	110.8	109.8	110.6	109.8
Effect of dilutive securities	1.1	0.7	1.0	0.6

Common shares outstanding for diluted earnings per share	111.9	110.5	111.6	110.4

Basic earnings per share:
Net income per share	$0.99	$0.27	$1.56	$0.32

Diluted earnings per share:
Net income per share	$0.98	$0.26	$1.55	$0.32

Potentially issuable common shares (in millions) excluded from earnings per share calculation due to anti-dilutive effect	—	1.4	—	1.5

3.	Inventories

Inventories are valued at the lower of cost or market. The cost of the majority of inventories is measured on the last in, first out (LIFO) method. Other inventories are measured principally at average cost.

	June 30, 2007	December 31, 2006
Finished and semi-finished	$1,009.6	$939.1
Raw materials	379.6	426.4

Total cost	1,389.2	1,365.5
Adjustment to state inventories at LIFO value	(588.5)	(507.9)

Net inventories	$800.7	$857.6

4.	Pension and other postretirement benefits

Net periodic benefit costs for pension and other postretirement benefits were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Pension Benefits
Service cost	$4.4	$6.1	$8.8	$12.3
Interest cost	52.7	52.5	104.8	104.8
Expected return on assets	(56.0)	(50.7)	(112.8)	(100.8)
Amortization of prior service cost	0.8	1.4	1.9	2.8
Amortization of loss	3.8	6.7	8.0	13.4
Curtailment loss	24.7	—	39.8	—

Net periodic benefit cost	$30.4	$16.0	$50.5	$32.5

Other Postretirement Benefits
Service cost	$1.3	$5.5	$2.7	$11.0
Interest cost	29.5	31.2	58.3	62.3
Amortization of prior service cost	(13.1)	(6.6)	(26.5)	(13.2)
Amortization of loss	3.2	3.6	6.4	7.3

Net periodic benefit cost	$20.9	$33.7	$40.9	$67.4

The increase in “Net periodic benefit cost” for Pension Benefits for the three and six months ended June 30, 2007 was principally the result of non-cash pension curtailment charges related to modified retiree pension benefits negotiated in connection with new labor contracts. A curtailment charge of $24.7 was taken in the second quarter as a result of the new labor contract at the Company’s Middletown Works. This was in addition to the curtailment charge of $15.1 taken in the first quarter as a result of the new labor contract at the Company’s Mansfield Works. The decrease in “Net periodic benefit cost” for Other Postretirement Benefits for the three and six months ended June 30, 2007 was primarily the result of the modifications to the Company’s obligation with respect to healthcare benefits for existing and/or future retirees in connection with labor contracts negotiated at several of the Company’s plants during 2006 and 2007.

The Company re-measured its net obligations for Pension Benefits and Other Postretirement Benefits to reflect changes as a result of the new labor agreement at the Company’s Middletown Works. Separately, the Company also re-measured its net obligations for Pension Benefits to include the amount of the judgment of $47.4 in the pending West litigation. The results of these re-measurements were recorded in the second quarter of 2007 resulting in a net increase in pension and other postretirement benefit obligations of $7.3 and $30.0, respectively. A more-detailed description of the West litigation is contained in Note 9 and Part II, Item 1, Legal Proceedings. In accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” the Company recognized the appropriate effects of the re-measurement in Accumulated other comprehensive loss and Deferred taxes of $22.6 and $14.7, respectively. The net obligation for pension and other postretirement benefits also was reduced by $215.2, primarily the result of payments, contributions, and the return on plan assets. The total change in the net obligation for pension and other postretirement benefits from December 31, 2006 to June 30, 2007 was a reduction of $177.9. A more-detailed description of the Company’s estimated future pension funding requirements is contained in Part I, Item 2, Liquidity and Capital Resources.

The Company provides healthcare benefits to most of its retirees. The total projected future benefit obligation of the Company with respect to payments for healthcare benefits is accounted for as “Pension and other postretirement benefit obligations” in the Company’s condensed consolidated balance sheets. The net amount of the liability recognized by the Company, as of June 30, 2007, for future payment of such benefit obligations was approximately $2.1 billion.

Accounting for retiree healthcare benefits requires the use of actuarial methods and assumptions, including assumptions about current employees’ future retirement dates, the anticipated mortality rate of retirees, anticipated future increases in healthcare costs and the obligation of the Company under future collective bargaining agreements with respect to healthcare benefits for retirees. Changing any of these assumptions could have a material impact on the calculation of the Company’s total obligation for future healthcare benefits. There are a variety of circumstances which could result in a change in one or more of these assumptions. For example, as has already occurred in connection with several of the labor contracts negotiated by the Company during the last few years, the union which represented a particular group of retirees when they were employed by the Company could in the course of negotiations with the Company agree to a change in retiree healthcare benefits. Similarly, in certain instances, at or following the expiration of a collective bargaining agreement which affects the Company’s obligation to provide healthcare benefits to retired employees, the Company could take action to modify or terminate the benefits provided to those retirees without the agreement of those retirees or the union, subject to the right of the union subsequently to bargain to alter or reverse such action by the Company. The precise circumstances under which retiree healthcare benefits may be altered unilaterally or by agreement with a particular union vary depending on the terms of the relevant collective bargaining agreement. In June 2006, the Company took action to modify the healthcare benefits for certain retired Middletown Works employees. In July 2006, however, a group of Middletown Works retirees filed litigation to contest the right of the Company to take such unilateral action. In September 2006, a federal district court in Cincinnati, Ohio issued an order preliminarily enjoining the Company from implementing the changes to the Middletown Works retirees’ healthcare benefits pending a final decision on the merits of the legal claims asserted in the litigation. The Company continues to believe that it has the right to modify the healthcare benefits for the Middletown Works retirees and has filed an appeal from the district court’s preliminary injunction. The Company will vigorously contest the litigation filed by the Middletown Works retirees, but it is unable to predict the outcome of that litigation. A more-detailed discussion of the Middletown Works retiree litigation is contained in Note 9 and Part II, Item 1, Legal Proceedings.

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

AK Steel Holding Corporation’s Stock Incentive Plan (the “SIP”) permits the granting of nonqualified stock option, restricted stock, and performance share awards to directors, officers and key management employees of the Company. These nonqualified option, restricted stock and performance share awards may be granted with respect to an aggregate maximum of 16 million shares through the period ending December 31, 2011. The shares that are issued as the result of these grants are newly issued shares. The exercise price of each option may not be less than the fair market value of the Company’s common stock on the date of the grant. Stock options have a maximum term of 10 years and may not be exercised earlier than six months following the date of grant or such other term as may be specified in the award agreement. For option grants to officers and key management employees, the award agreements provide that the options vest and become exercisable at the rate of one-third per year over three years. Stock options granted to directors vest and become exercisable after one year. For restricted stock awards granted on or prior to December 31, 2006 to officers and key management employees, typically 25% of the shares covered by a restricted stock award vest two years after the date of the award and an additional 25% vest on the third, fourth and fifth anniversaries of the date of the award. However, in 2005, the Board of Directors of the Company approved the grant of special restricted stock awards to the executive officers and selected key managers relating to the Company’s performance in 2004 that vest ratably on the first, second, third anniversaries of the grant. Restricted stock awards granted after December 31, 2006 to officers and key management employees also will vest ratably on the first, second and third anniversaries of the grant. Performance shares vest after a three-year period. Restrictions on all restricted stock awards granted to directors lapse upon completion of the full tenure for which the director was elected to serve on the Board. Performance shares typically are earned based upon the performance of the Company during a three-year period with respect to certain goals and objectives established at the time of the initial grant of the shares. For currently pending performance periods and performance share grants, the total amount of performance shares issued will be based on the Company’s share performance compared to a prescribed compounded annual growth rate and the total share return compared to Standard and Poor’s 400 Mid Cap Index.

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

The Company’s calculation of fair value of the options is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007 (a)	2006 (a)	2007	2006 (a)
Expected volatility	46.3% – 48.1%	55.2%	45.8% – 48.1%	55.2%
Weighted-average volatility	47.10%	55.18%	46.83%	55.18%
Expected term (in years)	2.90 – 4.90	6.10	2.90 – 7.30	6.08 – 6.10
Risk-free interest rate	4.80%	4.97%	4.50% – 4.81%	4.32% – 4.97%

(a)	Ranges not shown where data includes a single grant.

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

A summary of stock option activity under the Company’s share-based compensation plans for the six months ended June 30, 2007 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Stock Options
Outstanding at December 31, 2006	1,899,290	$8.46
Granted	265,750	16.86
Exercised	(968,080)	9.10
Forfeited or expired	(8,832)	17.23

Outstanding at June 30, 2007	1,188,128	$9.75	7.5 yrs	$19.9

Options exercisable at June 30, 2007	711,548	$6.89	6.3 yrs	$14.0

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2007 and 2006 was $7.87 and $3.27, respectively. During the three months ended June 30, 2007 and 2006, the fair value of options granted was $13.84 and $7.06, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006, based upon the average market price during the period, was approximately $16.9 and $0.6, respectively. For the three months ended June 30, 2007 and 2006, the intrinsic value was $8.1 and $0.3, respectively.

The following table summarizes information about stock options outstanding at June 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$ 2.74 to $ 5.49	396,999	6.4 yrs.	$3.38	396,999	$3.38
$ 5.50 to $ 8.23	277,715	7.8 yrs.	7.75	130,085	7.63
$ 8.24 to $ 10.98	31,947	3.0 yrs.	9.75	31,947	9.75
$ 10.99 to $ 16.46	117,467	7.1 yrs.	13.44	112,267	13.41
$ 16.47 to $ 27.44	364,000	8.9 yrs.	17.03	40,250	18.72

The Company granted performance shares of 371,500 and 345,850 during the six-month periods ended June 30, 2007 and 2006, respectively. The three-year performance periods for these 2007 and 2006 grants end on December 31, 2009 and 2008, respectively.

The estimated pre-tax expense associated with share-based compensation for 2007 is $5.0, of which $1.3 and $2.6, respectively, was expensed in the three- and six-month periods ended June 30, 2007. The share-based compensation expense resulted in a decrease in net income of $0.8 and $1.6, respectively, in the three- and six-month periods ended June 30, 2007. This also resulted in a reduction in diluted earnings per share of $0.01 and $0.02 per share, respectively, for the three- and six-month periods ending June 30, 2007. The share-based compensation expense taken includes expense for both nonqualified stock options and performance shares granted from the SIP.

A summary of the activity for non-vested restricted stock awards as of June 30, 2007 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Restricted Stock Awards
Outstanding at December 31, 2006	1,035,018	$9.04
Granted	260,868	17.18
Vested	(265,728)	10.05
Forfeited	(7,250)	11.26

Outstanding at June 30, 2007	1,022,908	$10.84

Common stock compensation expense related to restricted stock awards granted under the Company’s SIP was $2.1 ($1.3 after tax) and $1.6 ($1.0 after tax) for the six-month periods ended June 30, 2007 and 2006, respectively. For the three-month periods ended June 30, 2007 and 2006, the expenses were $1.1 ($0.7 after tax) and $0.8 ($0.5 after tax), respectively.

As of June 30, 2007, there were $6.9 of total unrecognized compensation costs related to non-vested share-based compensation awards granted under the SIP. Those costs are expected to be recognized over a weighted average period of 2.4 years.

6.	Long-Term Debt

On June 17, 2004, the Company completed a $62.0 industrial revenue bond offering issued through the Ohio Air Quality Development Authority. The bonds have a floating interest rate, 4.5% at June 30, 2007, and will mature on June 1, 2024. Proceeds from the offering have been used to finance construction of emission control equipment for the Middletown Works’ blast furnace and basic oxygen furnaces. The equipment is necessary to comply with standards under the Clean Air Act which were effective in May 2006. The net proceeds of $61.7 from the bond offering were placed in a restricted fund and have been drawn as the Company makes qualifying expenditures. In January 2005, the Company was granted a $5.0 loan with a current interest rate of 0.75% from the Ohio Department of Development, which also has been used to finance a portion of construction of emission control equipment for the blast furnace and basic oxygen furnace. These proceeds were also placed in a restricted fund and have been drawn as the Company makes qualifying expenditures. Through 2006, a total of $63.4 had been drawn from the funds and $2.5 was drawn in the first half of 2007. The remaining proceeds of $0.8 are included in the Company’s condensed consolidated balance sheets in Other investments.

In the first quarter of 2007, the Company redeemed $225.0 of its $450.0 outstanding 7-7/8% senior notes due February 15, 2009. In May 2007, the Company redeemed another $75.0 of the remaining $225.0 of these senior notes. Both redemptions were funded from the Company’s existing cash reserves. The Company incurred a non-cash pre-tax charge of approximately $1.7 in the first half of 2007 related to the early redemption of its 7-7/8% senior notes. In July 2007, the Company announced its intent to redeem during the third quarter the remaining $150 million of its 7-7/8% senior notes.

During the first quarter of 2007, the Company entered into an $850.0 five-year revolving credit facility with a syndicate of lenders. The facility is secured by the Company’s inventory and accounts receivable and replaced two previous credit facilities totaling $700.0 which were secured separately by inventory and accounts receivable. The Company incurred a non-cash pre-tax charge of approximately $2.8 in the first quarter of 2007 related to the replacement of the previous revolving credit facilities.

7.	Income Tax Provision

Income taxes recorded through June 30, 2007 have been estimated based on year-to-date income and projected results for the full year.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FAS 109, “Accounting for

Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $34.6. As a result of the adoption of FIN 48 the Company recorded $30.8 of unrecognized tax benefits. The implementation of FIN 48 resulted in an unfavorable impact to retained earnings of $6.6. As of the date of adoption, the balance of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $6.2, of which $3.0 was added as a result of the implementation of FIN 48. During the second quarter of 2007, the unrecognized tax benefits related to tax positions taken in prior periods decreased by $2.6, of which $2.5 was related to a settlement with the state of Indiana for tax years 2001-2005. The portion of the decrease in unrecognized tax benefits that will affect the effective tax rate for 2007 is $1.0. For 2007, it is estimated that the Company will record an additional $16.6 of unrecognized tax benefits related to tax positions likely to be taken on tax returns to be filed for the current year. Of this total, $4.7 will affect the effective tax rate for 2007.

The Company recognizes interest and penalties accrued related to uncertain tax positions as a component of the income tax provision. Upon adoption of FIN 48, the Company had total accrued interest and penalties of $5.5. For the six-month period ended June 30, 2007, the Company recognized approximately $1.3 in interest and penalties.

Certain tax positions exist for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change within twelve months of June 30, 2007. Certain states where the Company may have had past nexus may potentially make claims for past taxes. The Company expects to file tax returns in these states, and the resulting payment of tax will reduce related unrecognized tax benefits within the next twelve months by approximately $0.3. The Company has filed an appeal with taxing authorities to resolve a state tax issue related to the Company’s filing position for tax years prior to 2002. The resolution of this issue, if concluded in the Company’s favor, would reduce related unrecognized tax benefits within the next twelve months by approximately $0.3 to $0.9.

The Company is subject to taxation by the United States and by various state and foreign jurisdictions. The Company’s tax years for 2002 and forward, except for the 2004 federal income tax audit that closed in the second quarter of 2007, are subject to examination by the tax authorities. With a few exceptions, the Company is no longer subject to federal, state, local or foreign examinations by tax authorities for years before 2002.

In the second quarter of 2007, tax legislation in New York and Texas required the Company to recognize as part of its income tax provision, pursuant to FAS No.109 “Accounting for Income Taxes,” a non-cash tax credit of $0.2 for the net increase in value of the Company’s deferred tax assets. During the first half of 2006, tax legislation also was enacted in Indiana and Texas. As a result of that legislation, the Company recognized a non-cash tax charge of $1.5 and $2.7, respectively, in the three and six months ended June 30, 2006 as part of its income tax provision for the reduction in value of the Company’s deferred tax assets resulting from lower effective state income tax rates.

8.	Comprehensive Income

Comprehensive income, net of tax, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$109.9	$29.1	$172.6	$35.3
Other comprehensive income:
Foreign currency translation adjustment	—	1.2	(0.3)	1.8
Derivative instrument hedges, mark to market, net of tax:
Losses arising in period	(6.7)	(8.8)	(6.4)	(38.2)
Reclass of gains (losses) included in net income	0.4	13.8	(1.7)	20.5
Unrealized holding gain on securities	0.1	—	0.1	—
Pension and other postretirement benefit adjustment, net of tax	3.2	—	3.2	—

Comprehensive income	$106.9	$35.3	$167.5	$19.4

A 38% deferred tax rate is applied to derivative instrument hedges and unrealized gains and losses.

Accumulated other comprehensive loss is as follows:

	June 30, 2007	December 31, 2006
Foreign currency translation	$3.4	$3.7
Derivative instrument hedges	(6.4)	1.7
Unrealized gain on investments	0.3	0.2
Pension and other postretirement benefit adjustment, net of tax	(7.5)	(10.7)

Accumulated other comprehensive loss	$(10.2)	$(5.1)

9.	Environmental and Legal Contingencies

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

AK Steel and its predecessors have been conducting steel manufacturing and related operations since the year 1900. Although the Company believes its operating practices have been consistent with prevailing industry standards during this time, hazardous materials may have been released in the past at one or more operating sites or third party sites, including operating sites that the Company no longer owns. The Company has estimated potential remediation expenditures for those sites where future remediation efforts are probable based on identified conditions, regulatory requirements or contractual obligations arising from the sale of a business or facility. At June 30, 2007, the Company had recorded $11.0 in current accrued liabilities and $40.6 in non-current other liabilities on its condensed consolidated balance sheets for estimated probable costs relating to environmental matters. The comparable balances recorded by the Company at December 31, 2006 were $11.2 in current accrued liabilities and $38.0 in non-current other liabilities. In general, the material components of these accruals include the costs associated with investigations, delineations, risk assessments, remedial work, governmental response and oversight costs, site monitoring, and preparation of reports to the appropriate environmental agencies. The ultimate costs to AK Steel with respect to each site cannot be predicted with certainty because of the evolving nature of the investigation and remediation process. Rather, to develop the estimates of the probable costs, AK Steel must make certain assumptions. The most significant of these assumptions relate to the nature and scope of the work which will be necessary to investigate and remediate a particular site and the cost of that work. Other significant assumptions include the cleanup technology which will be used, whether and to what extent any other parties will participate in paying the investigation and remediation costs, reimbursement of governmental agency past response and future oversight costs, and the reaction of the governing environmental agencies to the proposed work plans. Costs of future expenditures are not discounted to their present value. The Company does not believe that there is a reasonable possibility that a loss or losses exceeding the amounts accrued will be incurred in connection with the environmental matters discussed below that would, either individually or in the aggregate, have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows. However, since amounts recognized in the financial statements in accordance with accounting principles generally accepted in the United States exclude costs that are not probable or that may not be currently estimable, the ultimate costs of these environmental proceedings may be higher than those currently recorded in the Company’s condensed consolidated financial statements.

As previously reported, the United States Environmental Protection Agency (“EPA”) published its final “MACT” (maximum achievable control technology) rules for integrated iron and steel manufacturing facilities in the Federal Register on May 20, 2003. Pursuant to these rules, any existing affected source was required to have pollution control equipment necessary to comply with the MACT rules installed and operating by May 22, 2006. The blast furnace and basic oxygen furnaces at the Company’s Middletown Works are affected sources subject to the new MACT rules. The Company timely completed the installation and start-up of the first phase of this project in May 2005 at its blast furnace and the second phase in April 2006 at its basic oxygen furnaces. Limited testing to demonstrate compliance with the MACT requirements remains to be performed and is expected to be completed during the third quarter of 2007. The three-year capital cost (2004-2006) of such compliance was $65.0.

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

Under authority conferred by the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the EPA and state environmental authorities have conducted site investigations at certain of AK Steel’s facilities and other third-party facilities, portions of which previously may have been used for disposal of materials that are currently subject to regulation. The results of these investigations are still pending, and AK Steel could be directed to expend funds for remedial activities at the former disposal areas. Because of the uncertain status of these investigations, however, the Company cannot reliably predict whether or when such expenditures might be required, their magnitude or the timeframe during which these potential costs would be incurred.

As previously reported, on July 27, 2001, AK Steel received a Special Notice Letter from the EPA requesting that AK Steel agree to conduct a Remedial Investigation/Feasibility Study (“RI/FS”) and enter into an administrative order on consent pursuant to Section 122 of CERCLA regarding the former Hamilton Plant located in New Miami, OH. The Hamilton Plant no longer exists. It ceased operations in 1990, and all of its former structures have been demolished and removed. Although AK Steel did not believe that a site-wide RI/FS was necessary or appropriate, in April 2002, it entered into a mutually agreed-upon administrative order on consent to perform such an investigation and study of the Hamilton Plant site. The site-wide RI/FS is underway and is projected to be completed this year. AK Steel currently has accrued $0.3 for the remaining cost of the RI/FS. Until the RI/FS is completed, AK Steel cannot reliably estimate the additional costs, if any, associated with any potentially required remediation of the site or the timeframe during which these potential costs would be incurred.

On October 9, 2002, AK Steel received an order from the EPA under Section 3013 of RCRA requiring it to develop a plan for investigation of several areas of the Zanesville (OH) Works that allegedly could be sources of contamination. A site investigation began in early 2003 and is continuing. AK Steel estimates that it will take approximately two more years to complete this site investigation. AK Steel currently has accrued approximately $1.0 for the projected cost of the study and remediation at Zanesville Works. Until the site investigation is completed, AK Steel cannot reliably estimate the additional costs, if any, associated with any potentially required remediation of the site or the timeframe during which these potential costs would be incurred.

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

On November 26, 2004, Ohio EPA issued a Notice of Violation (“NOV”) for alleged waste violations associated with an acid leak at AK Steel’s Coshocton (OH) Works. AK Steel is investigating this claim and is working with Ohio EPA to attempt to resolve it. AK Steel believes it will reach a settlement in this matter that will not have a material financial impact on the Company, but cannot be certain that a settlement will be reached. If a settlement is reached, the Company cannot reliably estimate at this time how long it would take to reach such a settlement or what its terms might be. AK Steel will vigorously contest any claims which cannot be resolved through a settlement. Until either it has reached a settlement with Ohio EPA or the claims which are the subject of the NOV are otherwise resolved, AK Steel cannot reliably estimate the costs, if any, associated with any potentially required remediation of the site or the timeframe during which these potential costs would be incurred.

On December 20, 2006, Ohio EPA issued an NOV with respect to two electric arc furnaces at AK Steel’s Mansfield Works alleging failure of the Title V stack tests with respect to several air pollutants. The Company is investigating this claim and is working with Ohio EPA to attempt to resolve it. AK Steel believes it will reach a settlement in this matter that will not have a material financial impact on the Company, but cannot be certain that a settlement will be reached. If a settlement is reached, the Company cannot reliably estimate at this time how long it will take to reach such a settlement or what its terms might be. AK Steel will vigorously contest any claims which cannot be resolved through a settlement. Until it has reached a settlement with Ohio EPA or the claims that are the subject of the NOV are otherwise resolved, AK Steel cannot reliably estimate the costs, if any, associated with any potentially required operational changes at the furnaces or the timeframe over which any potential costs would be incurred.

On June 19, 2007 and June 27, 2007, the Hamilton County Department of Environmental Services (“HCDES”) issued two Notices of Violation (“NOVs”) for failing to meet the MACT requirements at one of the basic oxygen furnaces at the Company’s Middletown Works. AK Steel is investigating these claims and is working with HCDES to attempt to resolve them. AK Steel believes it will reach a settlement in this matter that will not have a material financial impact on the Company, but cannot be certain that a settlement will be reached. If a settlement is reached, the Company cannot reliably estimate at this time how long it will take to reach such a settlement or what its terms might be. AK Steel will vigorously contest any claims which cannot be resolved through a settlement. Until it has reached a settlement with HCDES or the claims that are the subject of the NOVs are otherwise resolved, AK Steel cannot reliably estimate the costs, if any, associated with any potentially required operational changes at the furnace or the timeframe over which any potential costs would be incurred.

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

On June 26, 2002, seventeen individuals filed a purported class action against AK Steel in the United States District Court for the Southern District of Ohio, Case No. C-1-02-467. As subsequently amended, the complaint alleges that AK Steel discriminates against African-Americans in its hiring practices and that AK Steel discriminates against all of its employees by preventing its employees from working in a racially integrated environment free from racial discrimination. The named plaintiffs seek various forms of declaratory, injunctive and unspecified monetary relief (including back pay, front pay, lost benefits, lost seniority and punitive damages) for themselves and unsuccessful African-American candidates for employment at AK Steel. AK Steel has answered the complaint and discovery is ongoing. On January 19, 2007, the Court conditionally certified two subclasses of unsuccessful African-American candidates. On June 15, 2007, AK Steel filed a motion to decertify one of those subclasses. That motion remains pending. The trial of this matter has been scheduled for June 2008. AK Steel continues to contest this matter vigorously.

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

As previously reported, on January 2, 2002, John D. West, a former employee, filed a class action in the United States District Court for the Southern District of Ohio against the AK Steel Corporation Retirement Accumulation Pension Plan, or AK RAPP, and the AK Steel Corporation Benefit Plans Administrative Committee. Mr. West claims that the method used under the AK RAPP to determine lump sum distributions does not comply with the Employment Retirement Income Security Act of 1974 (“ERISA”) and resulted in underpayment of benefits to him and the other class members. The District Court ruled in favor of the plaintiff class and on March 29, 2006 entered an amended final judgment against the defendants in the amount of $37.6 in damages and $7.3 in prejudgment interest, for a total of approximately $44.9, with post judgment interest accruing at the rate of 4.7% per annum until paid. The defendants appealed to the United States Court of Appeals for the Sixth Circuit. On April 20, 2007, a panel of the Court of Appeals issued an opinion in which it affirmed the decision of the District Court. On May 4, 2007, the defendants filed a petition seeking a rehearing by that panel or the full Court of Appeals for the Sixth Circuit. The defendants intend to continue to contest this matter vigorously. As of April 20, 2007, the amount of the judgment plus total accrued interest was approximately $47.4. In the event the plaintiffs ultimately prevail in this litigation, the funds for the payments to class members pursuant to the judgment will come from the AK Steel Master Pension Trust. The Company’s pension liability was re-measured as of April 30, 2007 to include the amount of this liability as of that date. The Company’s current estimates of its future funding obligations for its pension liabilities thus include a $47.4 liability associated with this case. See discussion of future pension funding obligations in Part I, Item 2, Liquidity and Capital Resources.

As previously reported, the litigation between AK Steel and the Armco Employees Independent Federation (following a National Labor Relations Board election in July 2006, now the International Association of Machinists Local Lodge 1943), relating to the suspension by AK Steel of the minimum base force guarantee contained in the prior collective bargaining agreement at Middletown Works, was jointly dismissed with prejudice on March 19, 2007.

On June 1, 2006, AK Steel notified approximately 4,600 of its current retirees who formerly were hourly and salaried members of the AEIF that AK Steel was terminating their existing healthcare insurance benefits plan and implementing a new plan more consistent with current steel industry practices which would require the retirees to contribute to the cost of their healthcare benefits, effective October 1, 2006. On July 18, 2006, a group of nine former hourly and salaried members of the AEIF filed a purported class action (the “Retiree Action”) in the United States District Court for the Southern District of Ohio, Case No. 1-06CV0468, alleging that AK Steel did not have a right to make changes to their healthcare benefits. The named plaintiffs in the Retiree Action seek injunctive relief (including an order retroactively rescinding the changes) and unspecified monetary relief for themselves and the other members of the putative class. On August 4, 2006, the plaintiffs in the Retiree Action filed a motion for a preliminary injunction seeking to prevent AK Steel from implementing the previously announced changes to healthcare benefits with respect to the AEIF-represented hourly employees. AK Steel opposed that motion, but on September 22, 2006 the trial court issued an order granting the motion. On that same day, AK Steel filed a notice of appeal to the United States Court of Appeals for the Sixth Circuit seeking a reversal of the decision to grant the preliminary injunction. A hearing on the issues raised in that appeal was held on July 24, 2007. Discovery is ongoing in the Retiree Action. The trial in that action is scheduled to commence January 14, 2008. AK Steel intends to contest this matter vigorously.

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

Condensed Statements of Operations

For the Three Months Ended June 30, 2007

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$1,771.1	$64.4	$95.4	$(61.4)	$1,869.5

Cost of products sold	0.1	1,487.7	55.9	68.4	(60.0)	1,552.1
Selling and administrative expenses	0.9	61.8	3.0	3.9	(14.2)	55.4
Depreciation	—	48.0	1.7	0.2	—	49.9
Pension curtailment charge	—	24.7	—	—	—	24.7

Total operating costs	1.0	1,622.2	60.6	72.5	(74.2)	1,682.1

Operating profit (loss)	(1.0)	148.9	3.8	22.9	12.8	187.4

Interest expense	—	16.9	—	—	—	16.9
Other income (expense)	—	(5.1)	—	9.2	—	4.1

Income (loss) before income taxes	(1.0)	126.9	3.8	32.1	12.8	174.6

Income tax provision	(0.4)	53.0	1.3	11.2	(0.4)	64.7

Income (loss) from continuing operations	(0.6)	73.9	2.5	20.9	13.2	109.9
Equity in net income of subsidiaries	110.5	36.6	—	—	(147.1)	—

Net income	$109.9	$110.5	$2.5	$20.9	$(133.9)	$109.9

Condensed Statements of Operations

For the Three Months Ended June 30, 2006

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$1,399.7	$62.9	$95.2	$(60.5)	$1,497.3

Cost of products sold	0.1	1,251.7	54.5	58.7	(32.0)	1,333.0
Selling and administrative expenses	0.8	56.8	2.9	3.5	(11.5)	52.5
Depreciation	—	46.9	1.8	0.1	—	48.8

Total operating costs	0.9	1,355.4	59.2	62.3	(43.5)	1,434.3

Operating profit (loss)	(0.9)	44.3	3.7	32.9	(17.0)	63.0

Interest expense	—	21.7	—	0.4	—	22.1
Other income (expense)	—	(20.7)	—	8.1	18.2	5.6

Income (loss) before income taxes	(0.9)	1.9	3.7	40.6	1.2	46.5

Income tax provision	(0.3)	1.9	1.3	14.4	0.1	17.4

Income (loss) from continuing operations	(0.6)	—	2.4	26.2	1.1	29.1
Equity in net income of subsidiaries	29.7	29.7	—	—	(59.4)	—

Net income	$29.1	$29.7	$2.4	$26.2	$(58.3)	$29.1

Condensed Statements of Operations

For the Six Months Ended June 30, 2007

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$3,399.4	$129.1	$188.8	$(127.9)	$3,589.4

Cost of products sold	0.1	2,877.3	112.2	131.7	(88.3)	3,033.0
Selling and administrative expenses	1.5	121.6	6.0	7.5	(27.1)	109.5
Depreciation	—	96.0	3.4	0.3	—	99.7
Pension curtailment charges	—	39.8	—	—	—	39.8

Total operating costs	1.6	3,134.7	121.6	139.5	(115.4)	3,282.0

Operating profit (loss)	(1.6)	264.7	7.5	49.3	(12.5)	307.4

Interest expense (income)	—	41.0	—	1.3	(0.8)	41.5
Other income (expense)	—	(18.4)	—	17.7	8.9	8.2

Income (loss) before income taxes	(1.6)	205.3	7.5	65.7	(2.8)	274.1

Income tax provision	(0.6)	77.8	2.6	22.9	(1.2)	101.5

Income (loss) from continuing operations	(1.0)	127.5	4.9	42.8	(1.6)	172.6
Equity in net income of subsidiaries	173.6	46.1	—	—	(219.7)	—

Net income	$172.6	$173.6	$4.9	$42.8	$(221.3)	$172.6

Condensed Statements of Operations

For the Six Months Ended June 30, 2006

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$2,739.0	$124.8	$181.8	$(112.4)	$2,933.2

Cost of products sold	0.1	2,469.4	108.6	114.9	(55.7)	2,637.3
Selling and administrative expenses	1.3	113.2	5.6	6.5	(22.0)	104.6
Depreciation	—	95.1	3.5	0.3	—	98.9

Total operating costs	1.4	2,677.7	117.7	121.7	(77.7)	2,840.8

Operating profit (loss)	(1.4)	61.3	7.1	60.1	(34.7)	92.4

Interest expense (income)	—	43.3	—	1.0	(0.2)	44.1
Other income (expense)	—	(37.5)	—	14.7	32.4	9.6

Income (loss) before income taxes	(1.4)	(19.5)	7.1	73.8	(2.1)	57.9

Income tax provision	(0.5)	(5.7)	2.5	26.0	0.3	22.6

Income (loss) from continuing operations	(0.9)	(13.8)	4.6	47.8	(2.4)	35.3
Equity in net income of subsidiaries	36.2	50.0	—	—	(86.2)	—

Net income	$35.3	$36.2	$4.6	$47.8	$(88.6)	$35.3

Condensed Balance Sheets

As of June 30, 2007

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$446.1	$—	$9.8	$—	$455.9
Accounts receivable, net	—	649.2	30.7	49.1	(1.5)	727.5
Inventories, net	—	734.7	28.0	62.7	(24.7)	800.7
Deferred tax asset	—	439.5	—	0.2	—	439.7
Other current assets	0.2	21.7	0.3	0.9	—	23.1

Total Current Assets	0.2	2,291.2	59.0	122.7	(26.2)	2,446.9

Property, Plant and Equipment	—	4,959.9	85.8	11.9	—	5,057.6
Less accumulated depreciation	—	(2,946.9)	(31.4)	(8.8)	—	(2,987.1)

Property, plant and equipment, net	—	2,013.0	54.4	3.1	—	2,070.5

Other Assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	—	55.6
Investments in affiliates	174.4	(641.9)	67.5	836.7	(436.7)	—
Inter-company accounts	1,117.7	(766.7)	(76.7)	(263.8)	(10.5)	—
Other investments	—	13.0	—	49.6	—	62.6
Goodwill	—	—	32.8	4.3	—	37.1
Other intangible assets	—	—	0.3	—	—	0.3
Deferred tax asset	—	620.4	—	—	—	620.4
Other assets	—	22.2	—	0.8	—	23.0

TOTAL ASSETS	$1,292.3	$3,551.2	$192.9	$753.4	$(473.4)	$5,316.4

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$571.9	$6.7	$13.5	$(1.5)	$590.6
Accrued liabilities	—	231.3	3.5	8.5	—	243.3
Current portion of long-term debt	—	0.2	—	—	—	0.2
Pension and other postretirement benefit obligations	—	157.0	—	—	—	157.0

Total Current Liabilities	—	960.4	10.2	22.0	(1.5)	991.1

Non-current Liabilities:
Long-term debt	—	815.1	—	—	—	815.1
Pension and other postretirement benefit obligations	—	2,748.6	1.1	—	—	2,749.7
Other liabilities	—	158.4	—	3.1	2.7	164.2

Total Non-current Liabilities	—	3,722.1	1.1	3.1	2.7	3,729.0

TOTAL LIABILITIES	—	4,682.5	11.3	25.1	1.2	4,720.1

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	1,292.3	(1,131.3)	181.6	728.3	(474.6)	596.3

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,292.3	$3,551.2	$192.9	$753.4	$(473.4)	$5,316.4

Condensed Balance Sheets

As of December 31, 2006

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$510.5	$—	$8.9	$—	$519.4
Accounts receivable, net	—	22.5	25.6	650.2	(1.5)	696.8
Inventories, net	—	816.0	15.8	38.4	(12.6)	857.6
Deferred tax asset	—	437.4	—	—	—	437.4
Other current assets	0.2	35.3	0.1	0.7	—	36.3

Total Current Assets	0.2	1,821.7	41.5	698.2	(14.1)	2,547.5

Property, Plant and Equipment	—	4,924.9	84.8	11.8	—	5,021.5
Less accumulated depreciation	—	(2,851.4)	(28.0)	(8.7)	—	(2,888.1)

Property, plant and equipment, net	—	2,073.5	56.8	3.1	—	2,133.4

Other Assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	—	55.6
Investments in affiliates	14.3	(145.1)	67.5	796.3	(733.0)	—
Inter-company accounts	1,098.2	(681.7)	(59.4)	(352.8)	(4.3)	—
Other investments	—	23.9	—	46.5	—	70.4
Goodwill	—	—	32.8	4.3	—	37.1
Other intangible assets	—	—	0.3	—	—	0.3
Deferred tax asset	—	647.1	—	—	—	647.1
Other assets	—	24.6	—	1.6	—	26.2

TOTAL ASSETS	$1,112.7	$3,764.0	$195.1	$1,197.2	$(751.4)	$5,517.6

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	—	553.3	3.1	12.2	(1.5)	567.1
Accrued liabilities	—	198.5	3.0	5.9	—	207.4
Pension and other postretirement benefit obligations	—	157.0	—	—	—	157.0

Total Current Liabilities	—	908.8	6.1	18.1	(1.5)	931.5

Non-current Liabilities:
Long-term debt	—	1,115.2	—	—	—	1,115.2
Pension and other postretirement benefit obligations	—	2,926.6	1.0	—	—	2,927.6
Other liabilities	—	120.8	—	2.9	2.6	126.3

Total Non-current Liabilities	—	4,162.6	1.0	2.9	2.6	4,169.1

TOTAL LIABILITIES	—	5,071.4	7.1	21.0	1.1	5,100.6

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	1,112.7	(1,307.4)	188.0	1,176.2	(752.5)	417.0

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,112.7	$3,764.0	$195.1	$1,197.2	$(751.4)	$5,517.6

Condensed Statements of Cash Flows

For the Six Months Ended June 30, 2007

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
Net cash flow from operating activities	$(1.4)	$(395.5)	$(2.6)	$640.2	$9.4	$250.1

Cash flows from investing activities:
Capital investments	—	(33.9)	(0.9)	(0.3)	—	(35.1)
Investments - net	—	8.6	—	—	—	8.6
Proceeds from draw on restricted funds for emission control expenditures	—	2.5	—	—	—	2.5
Other	—	0.8	—	(0.1)	—	0.7

Net cash flow from investing activities	—	(22.0)	(0.9)	(0.4)	—	(23.3)

Cash flows from financing activities:
Principal payments on long-term debt	—	(300.0)	—	—	—	(300.0)
Proceeds from exercise of stock options	8.8	—	—	—	—	8.8
Purchase of treasury stock	(1.8)	—	—	—	—	(1.8)
Inter-company activity	(5.6)	651.0	3.5	(638.9)	(10.0)	—
Tax benefits from stock-based transactions	—	5.5	—	—	—	5.5
Fees related to new credit facility	—	(2.6)	—	—	—	(2.6)
Other	—	(0.8)	—	—	0.6	(0.2)

Net cash flow from financing activities	1.4	353.1	3.5	(638.9)	(9.4)	(290.3)

Net increase (decrease)	—	(64.4)	—	0.9	—	(63.5)

Cash and equivalents, beginning of period	—	510.5	—	8.9	—	519.4

Cash and equivalents, end of period	$—	$446.1	$—	$9.8	$—	$455.9

Condensed Statements of Cash Flows

For the Six Months Ended June 30, 2006

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
Net cash flow from operating activities	$(1.2)	$(0.2)	$7.1	$(5.6)	$5.5	$5.6

Cash flows from investing activities:
Capital investments	—	(32.9)	(4.4)	(0.3)	—	(37.6)
Investments - net	—	(10.9)	—	—	—	(10.9)
Proceeds from draw on restricted funds for emission control expenditures	—	7.2	—	—	—	7.2
Other	—	0.1	—	(0.3)	—	(0.2)

Net cash flow from investing activities	—	(36.5)	(4.4)	(0.6)	—	(41.5)

Cash flows from financing activities:
Proceeds from exercise of stock options	0.5	—	—	—	—	0.5
Purchase of treasury stock	(0.6)	—	—	—	—	(0.6)
Inter-company activity	1.3	(1.3)	(2.7)	8.2	(5.5)	—
Other	—	0.1	—	1.7	—	1.8

Net cash flow from financing activities	1.2	(1.2)	(2.7)	9.9	(5.5)	1.7

Net increase (decrease)	—	(37.9)	—	3.7	—	(34.2)

Cash and equivalents, beginning of period	—	514.8	—	4.8	—	519.6

Cash and equivalents, end of period	$—	$476.9	$—	$8.5	$—	$485.4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (dollars in millions, except per share and per ton data)

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

Steel shipments for the three months ended June 30, 2007 were a quarterly record of 1,711,400 tons. Shipments during the comparable period in 2006 were 1,599,100 tons. The substantial increase in shipments reflects stronger market demand during the second quarter 2007 for the Company’s carbon, stainless and electrical products. Shipments for the six months ended June 30, 2007 and 2006 were 3,307,600 tons and 3,125,900 tons, respectively. For the three-month period ended June 30, 2007, valued-added products comprised 77.3% of total shipments compared to 76.9% for the three-month period ended June 30, 2006. For the six-month period ended June 30, 2007, value-added products comprised 79.1% of total shipments, compared to 82.5% for the six-month period ended June 30, 2006. The change in the value-added product mix during the second quarter reflects increased shipments of hot-rolled products and reduced shipments of zinc-coated products. This is the result of the Company continuing to focus on maximizing product profitability based on current market demand, including taking advantage of spot market opportunities. The following presents net shipments by product line:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(tons in thousands)	2007		2006		2007		2006
Stainless/electrical	270.5	15.8%	266.4	16.7%	546.5	16.5%	535.2	17.1%
Coated	686.9	40.1%	695.8	43.5%	1,354.4	40.9%	1,447.9	46.3%
Cold-rolled	328.5	19.2%	219.2	13.7%	637.8	19.3%	502.5	16.1%
Tubular	38.5	2.2%	47.2	3.0%	78.4	2.4%	93.6	3.0%

Subtotal value-added shipments	1,324.4	77.3%	1,228.6	76.9%	2,617.1	79.1%	2,579.2	82.5%

Hot-rolled	313.1	18.3%	302.6	18.9%	548.1	16.6%	425.5	13.6%
Secondary	73.9	4.4%	67.9	4.2%	142.4	4.3%	121.2	3.9%

Subtotal non value-added shipments	387.0	22.7%	370.5	23.1%	690.5	20.9%	546.7	17.5%

Total shipments	1,711.4	100.0%	1,599.1	100.0%	3,307.6	100.0%	3,125.9	100.0%

For the three months ended June 30, 2007, net sales were a quarterly record of $1,869.5, reflecting an approximate 25% increase from second quarter 2006 net sales and an approximate 9% increase from first quarter 2007 net sales. Net sales during the first six months of 2007 and 2006 were $3,589.4 and $2,933.2, respectively. The Company’s average steel selling price increased from $936 per ton in the second quarter of 2006 to a quarterly record $1,092 per ton in the second quarter of 2007, a 17% improvement. The second quarter average selling price of $1,092 per ton was slightly higher than the first quarter average selling price of $1,078 per ton. The Company’s average steel selling price for the first half of 2007 was $1,085 per ton, an increase of nearly 16% from $938 per ton average selling price in the first six months of 2006. The increase in net sales and higher average selling prices for the three- and six-month periods ended June 30, 2007, versus the comparable periods in 2006, was principally the result of higher contract sales prices, higher surcharges attributable primarily to higher scrap, chrome and nickel costs, and higher spot market prices with respect to hot-rolled products.

Selling and administrative expenses for the three and six months ended June 30, 2007 of $55.4 and $109.5, respectively, were slightly higher than the corresponding amounts for 2006 of $52.5 and $104.6, respectively. Depreciation expense of $49.9 and $99.7, respectively, for the three and six months ended June 30, 2007 was slightly higher than the depreciation expense for the corresponding periods of 2006 of $48.8 and $98.9, respectively, due to capitalizations in 2006, primarily associated with the installation of emission control equipment for the Middletown Works basic oxygen furnace built to comply with Clean Air Act standards which became effective in May 2006.

The Company had record operating profit of $187.4 and $307.4, respectively, for the three- and six-month periods ended June 30, 2007. This compares to operating profit of $63.0 and $92.4, respectively, for the three and six months ended June 30, 2006. This record performance was the result of several factors. On the revenue side, these factors principally included record shipments and record average selling prices. On the cost side, the principal factors included reduced outage and lockout-related costs. The Company’s maintenance outage costs in the first half of 2007 were approximately $4.0 less than they were in the same period last year. The Company’s costs associated with the Middletown Works lockout (including costs associated with the return of the formerly locked-out union employees to work in the second quarter of 2007) were approximately $35.0 lower in the first half of 2007 than in the first half of 2006.

The Company also had lower total employment costs in the first half of 2007 compared to the same period in 2006. This was principally the result of labor agreements negotiated during 2006 and 2007 with various unions representing hourly employees of the Company. Since late 2003, the Company has negotiated a total of twelve new labor agreements with the unions at all of the Company’s represented facilities. This includes a four-year agreement reached in November 2006 with the union representing the hourly employees at the Company’s Mansfield Works, a 54-month agreement reached in March 2007 with the union representing the hourly employees at the Company’s Middletown Works, and a six-year agreement reached in July 2007 with the union representing the hourly employees at the Company’s Rockport (IN) Works. The new labor agreements, along with the Company’s continuing effort to reduce its total employment costs, have enabled the Company to reduce its pre-tax labor costs by approximately $210.0 on an annualized basis. In addition, the new labor contracts and other cost containment actions by the Company have reduced the Company’s projected future liability for other postretirement benefit obligations by approximately $435.0. This has resulted in a reduction of $48.3 in the Company’s net periodic pension and other postretirement benefit costs in the first half of 2007 compared to the same period in 2006. The ongoing benefit of these reductions in employment costs was offset in the first half of 2007, however, by one-time, non-cash curtailment charges incurred in connection with the new labor agreements at the Company’s Mansfield Works and Middletown Works totaling $39.8.

Collective improvements in the first half of 2007 were partially offset by higher costs for natural gas and key raw materials, including scrap, iron ore, nickel, chrome, coating metals and purchased carbon slabs. The continued rise in raw material costs resulted in the Company incurring LIFO charges in the three months ended June 30, 2007 and 2006 of $32.1 and $17.9, respectively. Similarly, in the six months ended June 30, 2007 and 2006, the Company incurred LIFO charges of $80.6 and $31.3, respectively.

Interest expense for the three and six months ended June 30, 2007 was $16.9 and $41.5, respectively, compared to $22.1 and $44.1 for the same periods in 2006. The decrease was due primarily to the early retirement during the first half of the year of $300.0 of the Company’s 7-7/8% senior notes due in 2009. Other income, net for the three- and six-month periods ended June 30, 2007 was $4.1 and $8.2, respectively, compared to $5.6 and $9.6, respectively, for the corresponding periods in 2006. The decrease resulted primarily from a $1.0 contribution to the AK Steel Foundation Trust during the second quarter of 2007 and lower interest income as a result of lower levels of cash due to early redemption of debt and early pension contributions.

Income taxes recorded through June 30, 2007 have been estimated utilizing a 37% rate based on year-to-date income and projected results for the full year. The final effective tax rate to be applied to 2007 will depend on the actual amount of taxable income generated by the Company for the full year and the amount of net operating loss carry-forwards that can be used to offset that taxable income. In the second quarter of 2007, tax legislation in New York and Texas required the Company to recognize as part of its income tax provision, pursuant to FAS No.109 “Accounting for Income Taxes,” a non-cash tax credit of $0.2 for the net increase in value of the Company’s deferred tax assets. During the first half of 2006, tax legislation also was enacted in Indiana and Texas. As a result of that legislation, the Company recognized a non-cash tax charge of $1.5 and $2.7, respectively, in the three and six months ended June 30, 2006 as part of its income tax provision for the reduction in value of the Company’s deferred tax assets resulting from lower effective state income tax rates.

The Company’s net income in the three and six months ended June 30, 2007 was $109.9, or $0.98 per share, and $172.6, or $1.55 per share, respectively. During the comparable three and six-month periods in 2006, the Company’s net income was $29.1, or $0.26 per share, and $35.3, or $0.32 per share, respectively.

Outlook

All of the statements in this “Outlook” section are subject to, and qualified by, the cautionary information set forth under the heading “Forward-Looking Statements.”

The Company expects the normal seasonal decline in its business in the third quarter primarily associated with its automotive business. In anticipation of that seasonal reduction in demand, the Company has scheduled an outage at its Middletown Works hot strip mill in the third quarter that is expected to result in a reduction in shipments of approximately 100,000 tons. As a result, shipments are expected to total approximately 1,600,000 tons in the third quarter of 2007. The Company’s value-added product mix is expected to increase to approximately 81%, reflecting an anticipated decline in the shipment of hot-rolled carbon products.

In the third quarter, the Company expects its average selling price to be slightly lower by about 2% compared to the price during the second quarter of 2007. The expected negative impact on average selling price is the result of an anticipated decline in nickel surcharges due to the recent decline in the price of nickel, largely offset by the expected positive impact of an anticipated higher value-added product mix during the third quarter.

The Company anticipates higher maintenance outage costs in the third quarter versus the second quarter, due principally to the scheduled third-quarter outage at the Company’s Middletown Works hot strip mill. Overall, planned outage costs in the third quarter are expected to be approximately $11.0 versus approximately $6.0 in the second quarter.

The Company anticipates lower labor costs at its Middletown Works as a result of the completion early in the third quarter of the transition from the replacement workforce to the hourly represented employees. In addition, the Company will not incur a pension curtailment charge in the third quarter, as it did in the first and second quarters.

Overall, the Company is currently forecasting an operating profit for the third quarter of 2007 of approximately $100 per ton.

The Company also expects to record a one-time tax benefit of approximately $11.0 associated with recognition of a deferred tax asset resulting from new tax legislation enacted in Michigan in July 2007. The legislation will eliminate the single business tax and implement a new income tax and a modified gross receipts tax, effective for 2008.

Labor

On July 9, 2007, the Company announced a new labor agreement with the United Auto Workers (UAW), Local 3044 that became effective August 1, 2007. Local 3044 represents about 190 hourly production employees at the Company’s Rockport Works. The new six-year labor agreement provides work force flexibility, no minimum base workforce guarantee, continued cost sharing for employee healthcare, competitive wage increases and lump-sum payments, a ratification bonus and improved contributions to a defined contribution retirement plan.

Liquidity and Capital Resources

At June 30, 2007, the Company had total liquidity of $1,138.2 consisting of $455.9 of cash and cash equivalents and $682.3 of availability under the Company’s $850.0 five-year revolving credit facility. At June 30, 2007, there were no outstanding borrowings under the credit facility; however, availability was reduced by $167.7 due to outstanding letters of credit. Availability under the credit facility fluctuates monthly based on the varying levels of eligible collateral. The Company entered into the new credit facility in February 2007. It is secured by the Company’s inventory and accounts receivable and replaced separate inventory and accounts receivable facilities totaling $700.0. The new facility provides the Company with enhanced liquidity, lower costs and greater flexibility for borrowings and is being used for general corporate purposes.

Cash generated by operations totaled $250.1 for the six months ended June 30, 2007. Net cash generated by the Company’s operations was primarily impacted by $89.1 of cash generated from the decrease of net working capital. Sources of cash were from lower inventory levels and higher accounts payable, partially offset by higher accounts receivable, as a result of record quarterly sales resulting principally from higher selling prices and higher shipments.

The Company made early pension contributions of $75.0 in the first quarter of 2007 and $105.0 in the second quarter of 2007. With the completion of these early contributions, no additional pension payments will be required for 2007. In July 2007, however, the Company announced it will make another early contribution of $70.0 to its pension trust in the third quarter of 2007, bringing total contributions to $250.0 for 2007, thereby increasing the total contributions since 2005 to $679.0. Currently, including credit for the announced third quarter contribution, the Company estimates required pension contributions for the years 2008 to 2010 to be approximately $120.0 to $150.0 each year. The calculation of estimated future pension contributions requires the use of assumptions concerning future events. The most significant of these assumptions relate to future investment performance of the pension funds, actuarial data relating to plan participants and the benchmark interest rate used to discount future benefits to their present value. Because of the variability of factors underlying these assumptions, including the possibility of changes to pension legislation in the future, the reliability of estimated future pension contributions decreases as the length of time until the contributions must be made increases.

During the six months ended June 30, 2007, cash used by investing activities totaled $23.3. This included $35.1 for capital investments, which was partially offset by a draw in the amount of $2.5 from the restricted funds for spending related to emission control equipment for the Middletown Works’ blast furnace and basic oxygen furnace. Also in the first half of 2007, $12.6 in proceeds was generated when the Company transferred support of a letter of credit from restricted cash to the Company’s credit facility. Capital spending for the year 2007 is expected to total approximately $150.0.

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

In the ordinary course of business, the Company is exposed to market risk for price fluctuations of raw materials and energy sources. During the first half of 2007, the price of natural gas, nickel, aluminum and zinc remained volatile and chrome prices increased significantly. The amount of increases in raw material costs which the Company will be able to pass on to the customer in the form of a surcharge or increased pricing is uncertain.

The Company uses cash settled commodity price swaps and/or options to hedge the price of a portion of its natural gas, nickel, aluminum and zinc requirements. The Company’s hedging strategy is designed to protect it against normal volatility. However, abnormal price increases in any of these commodity markets could negatively impact operating costs. Gains and losses from the use of these instruments are deferred in accumulated other comprehensive loss on the condensed consolidated balance sheets and recognized into cost of products sold in the same period as the underlying transaction. At June 30, 2007, accumulated other comprehensive loss included $6.6 in unrealized net of tax losses for the fair value of these derivative instruments. The following table presents the negative effect on pretax income of a hypothetical change in the fair value of derivative instruments outstanding at June 30, 2007, due to an assumed 10% and 25% decrease in the market price of each of the indicated commodities.

Commodity Derivative	10% Decrease	25% Decrease
Natural Gas	$9.8	$24.4
Zinc	1.3	3.3
Nickel	0.5	1.3
Aluminum	—	0.1

Because these instruments are structured and used as hedges, these hypothetical losses would be offset by the benefit of lower prices paid for the physical commodity. The Company currently does not enter into swap or option contracts for trading purposes.

The Company is also subject to risks of exchange rate fluctuations on a small portion of inter-company receivables that are denominated in foreign currencies. The Company occasionally uses forward currency contracts to manage exposures to certain of these currency price fluctuations. At June 30, 2007, the Company had outstanding forward currency contracts with a total notional value of $26.6 for the sale of euros. Based on the contracts outstanding at June 30, 2007, a 10% increase in the dollar to euro exchange rate would result in a $2.7 pretax loss in the value of these contracts, which would offset the income benefit of a more favorable exchange rate.

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

The following are updates to the Company’s descriptions of pending legal proceedings and environmental matters reported in its Annual Report on Form 10-K for the calendar year 2006:

On June 19, 2007 and June 27, 2007, the Hamilton County Department of Environmental Services (“HCDES”) issued two Notices Of Violation (“NOVs”) for failing to meet the MACT requirements at one of the basic oxygen furnaces at the Company’s Middletown Works. AK Steel is investigating these claims and is working with HCDES to attempt to resolve them. AK Steel believes it will reach a settlement in this matter that will not have a material financial impact on the Company, but cannot be certain that a settlement will be reached. If a settlement is reached, the Company cannot reliably estimate at this time how long it will take to reach such a settlement or what its terms might be. AK Steel will vigorously contest any claims which cannot be resolved through a settlement. Until it has reached a settlement with HCDES or the claims that are the subject of the NOVs are otherwise resolved, AK Steel cannot reliably estimate the costs, if any, associated with any potentially required operational changes at the furnace or the timeframe over which any potential costs would be incurred.

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

On June 26, 2002, seventeen individuals filed a purported class action against AK Steel in the United States District Court for the Southern District of Ohio, Case No. C-1-02-467. As subsequently amended, the complaint alleges that AK Steel discriminates against African-Americans in its hiring practices and that AK Steel discriminates against all of its employees by preventing its employees from working in a racially integrated environment free from racial discrimination. The named plaintiffs seek various forms of declaratory, injunctive and unspecified monetary relief (including back pay, front pay, lost benefits, lost seniority and punitive damages) for themselves and unsuccessful African-American candidates for employment at AK Steel. AK Steel has answered the complaint and discovery is ongoing. On January 19, 2007, the Court conditionally certified two subclasses of unsuccessful African-American candidates. On June 15, 2007, AK Steel filed a motion to decertify one of those subclasses. That motion remains pending. The trial of this matter has been scheduled for June 2008. AK Steel continues to contest this matter vigorously.

As previously reported, on January 2, 2002, John D. West, a former employee, filed a class action in the United States District Court for the Southern District of Ohio against the AK Steel Corporation Retirement Accumulation Pension Plan, or AK RAPP, and the AK Steel Corporation Benefit Plans Administrative Committee. Mr. West claims that the method used under the AK RAPP to determine lump sum distributions does not comply with the Employment Retirement Income Security Act of 1974 (“ERISA”) and resulted in underpayment of benefits to him and the other class members. The District Court ruled in favor of the plaintiff class and on March 29, 2006 entered an amended final judgment against the defendants in the amount of $37.6 in damages and $7.3 in prejudgment interest, for a total of approximately $44.9, with post judgment interest accruing at the rate of 4.7% per annum until paid. The defendants appealed to the United States Court of Appeals for the Sixth Circuit. On April 20, 2007, a panel of the Court of Appeals issued an opinion in which it affirmed the decision of the District Court. On May 4, 2007, the defendants filed a petition seeking a rehearing by that panel or the full Court of Appeals for the Sixth Circuit. The defendants intend to continue to contest this matter vigorously. As of April 20, 2007, the amount of the judgment plus total accrued interest was approximately $47.4. In the event the plaintiffs ultimately prevail in this litigation, the funds for the payments to class members pursuant to the judgment will come from the AK Steel Master Pension Trust. The Company’s pension liability was re-measured as of April 30, 2007 to include the amount of this liability as of that date. The Company’s current estimates of its future funding obligations for its pension liabilities thus include a $47.4 liability associated with this case. See discussion of future pension funding obligations in Part I, Item 2, Liquidity and Capital Resources.

As previously reported, the litigation between AK Steel and the Armco Employees Independent Federation (following a National Labor Relations Board election in July 2006, now the International Association of Machinists Local Lodge 1943), relating to the suspension by AK Steel of the minimum base force guarantee contained in the prior collective bargaining agreement at Middletown Works, was jointly dismissed with prejudice on March 19, 2007.

On June 1, 2006, AK Steel notified approximately 4,600 of its current retirees who formerly were hourly and salaried members of the Armco Employees Independent Federation (“AEIF”) that AK Steel was terminating their existing healthcare insurance benefits plan and implementing a new plan more consistent with current steel industry practices which would require the retirees to contribute to the cost of their healthcare benefits, effective October 1, 2006. On July 18, 2006, a group of nine former hourly and salaried members of the AEIF filed a purported class action (the “Retiree Action”) in the United States District Court for the Southern District of Ohio, Case No. 1-06CV0468, alleging that AK Steel did not have a right to make changes to their healthcare benefits. The named plaintiffs in the Retiree Action seek injunctive relief (including an order retroactively rescinding the changes) and unspecified monetary relief for themselves and the other members of the putative class. On August 4, 2006, the plaintiffs in the Retiree Action filed a motion for a preliminary injunction seeking to prevent AK Steel from implementing the previously announced changes to healthcare benefits with respect to the AEIF-represented hourly employees. AK Steel opposed that motion, but on September 22, 2006 the trial court issued an order granting the motion. On that same day, AK Steel filed a notice of appeal to the United States Court of Appeals for the Sixth Circuit seeking a reversal of the decision to grant the preliminary injunction. A hearing on the issues raised in that appeal was held on July 24, 2007. Discovery is ongoing in the Retiree Action. The trial in that action is scheduled to commence January 14, 2008. AK Steel intends to contest this matter vigorously.

Item 1A.	Risk Factors.

The Company cautions readers that its business activities involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management. The following are updates to the Company’s descriptions of risk factors reported in its Annual Report on Form 10-K for the calendar year 2006:

•

Risk of reduced domestic automotive production. Although reduced from prior years, the automotive market remains a key element of the Company’s business, representing approximately 41% of its sales in the first half of 2007. Total North American light vehicle production in 2007 currently is projected to be approximately 15.1 million units, down slightly from the 2006 production level of 15.3 million units. If North American automotive production, in general, or by one or more of the Company’s major domestic customers in particular, were to be reduced significantly, it likely would negatively affect the Company’s sales and financial results. Such a reduction in automotive production could be caused by a labor dispute between a customer of the Company and the union representing that customer’s employees. The Company understands that at least three of its major domestic automotive customers have labor contracts which expire in September 2007.

Item 2.	Unregistered Sales of Securities and Use of Proceeds.

There were no unregistered sales of equity securities in the quarter ended June 30, 2007.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
April 1 through 30, 2007	1,511	$26.27	0
May 1 through 31, 2007	9,011	$33.29	0
June 1 through 30, 2007	1,049	$35.49	0

Total	11,571	$32.57	0	$59.5

(1)	During the quarter, the Company repurchased shares of common stock owned by participants in its restricted stock awards program under the terms of its Stock Incentive Plan. In order to satisfy the requirement that an amount be withheld that is sufficient to pay federal, state and local taxes due upon the vesting of the restricted stock, employees are permitted to have the Company withhold shares having a fair market value equal to the tax which could be imposed on the transaction. The Company repurchases the withheld shares at the quoted average of high and low prices on the day the shares are withheld.

(2)	On April 25, 2000, the Company announced that its Board of Directors had authorized the Company to repurchase, from time to time, up to $100.0 of its outstanding equity securities. The Company has not repurchased its stock under this program since the third quarter of 2000 and cannot currently reacquire its stock under a covenant contained in the instruments governing its outstanding senior debt.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company’s Annual Meeting of Stockholders was held on May 24, 2007. The following item of business was conducted at this meeting:

Election of Directors. All eight nominees were elected. The following table sets forth the voting results:

	Votes For	Votes Withheld
Richard A. Abdoo	95,084,090	251,188
John S. Brinzo	94,085,915	249,363
William K. Gerber	94,929,454	405,825
Dr. Bonnie G. Hill	94,738,760	596,518
Robert H. Jenkins	94,824,751	510,527
Daniel J. Meyer	94,682,769	652,509
Shirley D. Peterson	94,658,247	677,031
Dr. James A. Thomson	94,683,625	651,653
James L. Wainscott	94,838,328	496,950

Item 6.	Exhibits.

Exhibit 31.1.	Section 302 Certification of Chief Executive Officer

Exhibit 31.2.	Section 302 Certification of Chief Financial Officer

Exhibit 32.1.	Section 906 Certification of Chief Executive Officer

Exhibit 32.2.	Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the following duly authorized persons.

AK Steel Holding Corporation
(Registrant)

Date: August 7, 2007	/s/ ALBERT E. FERRARA, JR.
Albert E. Ferrara, Jr.
Vice President, Finance and Chief Financial Officer

Date: August 7, 2007	/s/ ROGER K. NEWPORT
Roger K. Newport
Controller and Chief Accounting Officer