Form 10-Q
period 2007-09-30
AK STEEL HOLDING CORP
filed 2007-11-06
CIK 918160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 1-13696

AK STEEL HOLDING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	31-1401455
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9227 Centre Pointe Drive, West Chester, Ohio	45069
(Address of principal executive offices)	(Zip Code)

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

111,503,493 shares of common stock

(as of October 31, 2007)

AK STEEL HOLDING CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

AK STEEL HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited)	2007	2006	2007	2006
Net sales	$1,721.7	$1,553.6	$5,311.1	$4,486.8

Cost of products sold (exclusive of items shown below)	1,453.5	1,388.3	4,486.5	4,025.6
Selling and administrative expenses	55.4	50.7	164.9	155.3
Depreciation	49.3	48.7	149.0	147.6
Pension curtailment charges	—	10.8	39.8	10.8

Total operating costs	1,558.2	1,498.5	4,840.2	4,339.3

Operating profit	163.5	55.1	470.9	147.5

Interest expense	14.9	22.4	56.4	66.5
Other income, net	4.5	5.0	12.7	14.6

Income before income taxes	153.1	37.7	427.2	95.6

Income tax provision (benefit) due to state tax law changes	(11.8)	3.0	(12.0)	5.7
Income tax provision	56.5	8.7	158.2	28.6

Net income	$108.4	$26.0	$281.0	$61.3

Basic earnings per share:
Net income per share	$0.98	$0.24	$2.54	$0.56

Diluted earnings per share:
Net income per share	$0.97	$0.23	$2.51	$0.55

Common shares and common share equivalents outstanding (weighted average in millions):
Basic	111.0	109.9	110.7	109.8
Diluted	112.1	110.5	111.8	110.4

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in millions)

(unaudited)	September 30, 2007	December 31, 2006
ASSETS

Current Assets:
Cash and cash equivalents	$425.6	$519.4
Accounts receivable, net	741.3	696.8
Inventories, net	730.3	857.6
Deferred tax asset	403.5	437.4
Other current assets	37.4	36.3

Total Current Assets	2,338.1	2,547.5

Property, Plant and Equipment	5,085.8	5,021.5
Less accumulated depreciation	(3,036.5)	(2,888.1)

Property, plant and equipment, net	2,049.3	2,133.4

Other Assets:
Investment in AFSG Holdings, Inc.	55.6	55.6
Other investments	67.0	70.4
Goodwill and other intangible assets	37.4	37.4
Deferred tax asset	614.0	647.1
Other assets	21.5	26.2

TOTAL ASSETS	$5,182.9	$5,517.6

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$577.4	$567.1
Accrued liabilities	257.8	207.4
Current portion of long-term debt	0.4	—
Current portion of pension and other postretirement benefit obligations	157.0	157.0

Total Current Liabilities	992.6	931.5

Non-current Liabilities:
Long-term debt	664.9	1,115.2
Pension and other postretirement benefit obligations	2,669.6	2,927.6
Other liabilities	156.3	126.3

Total Non-current Liabilities	3,490.8	4,169.1

TOTAL LIABILITIES	4,483.4	5,100.6

Stockholders’ Equity:
Preferred stock, authorized 25,000,000 shares	—	—
Common stock, authorized 200,000,000 shares of $.01 par value each; issued 2007, 120,294,352 shares, 2006, 119,025,234 shares; outstanding 2007, 111,501,828 shares, 2006, 110,324,847 shares	1.2	1.2
Additional paid-in capital	1,864.9	1,841.4
Treasury stock, common shares at cost, 2007, 8,792,524 shares; 2006, 8,700,387 shares	(126.2)	(124.4)
Accumulated deficit	(1,021.8)	(1,296.1)
Accumulated other comprehensive loss	(18.6)	(5.1)

TOTAL STOCKHOLDERS’ EQUITY	699.5	417.0

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,182.9	$5,517.6

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)

	Nine Months Ended September 30,
(unaudited)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$281.0	$61.3
Depreciation	149.0	147.6
Amortization	12.6	6.9
Deferred income taxes	88.1	38.1
Contributions to the pension trust	(250.0)	(134.0)
Pension and other postretirement benefit obligations	(48.9)	17.0
Pension curtailment charges	39.8	10.8
Working capital	131.9	(142.0)
Other	(3.2)	(10.2)

Net cash flows from operating activities	400.3	(4.5)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	(63.5)	(52.2)
Investments—net	4.3	(12.3)
Proceeds from sale of property, plant and equipment	0.1	3.9
Proceeds from draw on restricted funds for emission control expenditures	2.5	8.0
Other	0.8	0.3

Net cash flows from investing activities	(55.8)	(52.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of long-term debt	(450.0)	—
Fees related to new credit facility	(2.6)	—
Proceeds from exercise of stock options	9.1	2.4
Purchase of treasury stock	(1.8)	(0.6)
Tax benefits from stock-based compensation	6.1	—
Other	0.9	2.2

Net cash flows from financing activities	(438.3)	4.0

Net decrease in cash and cash equivalents	(93.8)	(52.8)

Cash and cash equivalents, beginning of period	519.4	519.6

Cash and cash equivalents, end of period	$425.6	$466.8

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest, net of capitalized interest	$56.1	$63.2
Income taxes	16.0	8.4

Supplemental disclosure of non-cash financing activities — Issuance of restricted common stock	$4.5	$1.9

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share data)

1.	Basis of Presentation

In the opinion of the management of AK Steel Holding Corporation (“AK Holding”) and AK Steel Corporation (“AK Steel”, and together with AK Holding, the “Company”), the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2007 and the results of its operations for the three- and nine-month periods ended September 30, 2007 and 2006, and cash flows for the nine-month periods ended September 30, 2007 and 2006. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2006.

2.	Earnings Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Income for calculation of basic and diluted earnings per share:
Net income	$108.4	$26.0	$281.0	$61.3

Common shares outstanding (weighted average in millions):
Common shares outstanding for basic earnings per share	111.0	109.9	110.7	109.8
Effect of dilutive securities	1.1	0.6	1.1	0.6

Common shares outstanding for diluted earnings per share	112.1	110.5	111.8	110.4

Basic earnings per share:
Net income per share	$0.98	$0.24	$2.54	$0.56

Diluted earnings per share:
Net income per share	$0.97	$0.23	$2.51	$0.55

Potentially issuable common shares (in millions) excluded from earnings per share calculation due to anti-dilutive effect	—	0.4	—	0.4

3.	Inventories

Inventories are valued at the lower of cost or market. The cost of the majority of inventories is measured on the last in, first out (LIFO) method. Other inventories are measured principally at average cost.

	September 30, 2007	December 31, 2006
Finished and semi-finished	$919.9	$939.1
Raw materials	386.7	426.4

Total cost	1,306.6	1,365.5
Adjustment to state inventories at LIFO value	(576.3)	(507.9)

Net inventories	$730.3	$857.6

4.	Pension and other postretirement benefits

Net periodic benefit costs for pension and other postretirement benefits were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Pension Benefits
Service cost	$4.5	$6.1	$13.3	$18.4
Interest cost	51.6	52.4	156.4	157.2
Expected return on assets	(60.1)	(51.6)	(172.9)	(152.4)
Amortization of prior service cost	1.3	1.4	3.2	4.2
Amortization of loss	3.7	6.3	11.7	19.7
Curtailment charge	—	10.8	39.8	10.8

Net periodic benefit cost	$1.0	$25.4	$51.5	$57.9

Other Postretirement Benefits
Service cost	$1.1	$3.9	$3.8	$14.9
Interest cost	29.3	29.3	87.6	91.6
Amortization of prior service cost	(12.6)	(9.8)	(39.1)	(23.0)
Amortization of loss	3.2	3.6	9.6	10.9

Net periodic benefit cost	$21.0	$27.0	$61.9	$94.4

The Company experienced a decrease in Net periodic benefit cost for Pension Benefits for the three and nine months ended September 30, 2007 versus the comparable periods in 2006. The decline for the three months ended September 30, 2007 was principally the result of a third quarter 2006 non-cash pension curtailment charge related to modified retiree pension benefits negotiated in connection with a new labor contract at the Company’s Butler (PA) Works. For the nine months ended September 30, 2007, the decrease was the cumulative result of a reduction in current service cost due to the modification of pension benefits negotiated during 2006 and 2007 and an increase in expected return on assets due to the positive asset performance in 2006 and higher level of plan assets as a result of additional contributions to the plan during 2006 and 2007. The reduction was offset by a $24.7 curtailment charge in the second quarter of 2007 as a result of the new labor contract at the Company’s Middletown (OH) Works in addition to a $15.1 curtailment charge in the first quarter of 2007 as a result of the new labor contract at the Company’s Mansfield (OH) Works.

The decrease in Net periodic benefit cost for Other Postretirement Benefits for the three and nine months ended September 30, 2007 versus the comparable periods in 2006 was primarily the result of the modifications to the Company’s obligation with respect to healthcare benefits for existing and/or future retirees in connection with labor contracts negotiated at several of the Company’s plants during 2006 and 2007.

In the second quarter of 2007, the Company re-measured its net obligations for Pension Benefits and Other Postretirement Benefits to reflect changes as a result of the new labor agreement at the Company’s Middletown Works. Separately, the Company also re-measured its net obligations for Pension Benefits to include the amount of the judgment of $47.4 in the pending West litigation. The results of these re-measurements were recorded in the second quarter of 2007, resulting in a net increase in pension and other postretirement benefit obligations of $7.3 and $30.0, respectively. A more-detailed description of the West litigation is contained in Note 9 and Part II, Item 1, Legal Proceedings. In accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” the Company recognized the appropriate effects of the re-measurement in Accumulated other comprehensive loss in the amount of $23.1 and in Deferred taxes in the amount of $14.2. The net obligation for pension and other postretirement benefits was reduced by $295.3, primarily the result of benefit payments, Company contributions to the pension trust, and the related return on the pension plan assets. The total change in the net obligation for pension and other postretirement benefits from December 31, 2006 to September 30, 2007 was a reduction of $258.0. A more-detailed description of the Company’s estimated future pension funding requirements is contained in Part I, Item 2, Liquidity and Capital Resources.

The Company presently provides healthcare benefits to most of its retirees. The total projected future benefit obligation of the Company with respect to payments for healthcare benefits is accounted for as “Pension and other postretirement benefit obligations” in the Company’s condensed consolidated balance sheets. The net amount of the liability recognized by the Company, as of September 30, 2007, for future payment of such benefit obligations was approximately $2.1 billion.

Accounting for retiree healthcare benefits requires the use of actuarial methods and assumptions, including assumptions about current employees’ future retirement dates, the anticipated mortality rate of retirees, anticipated future increases in healthcare costs and the obligation of the Company under future collective bargaining agreements with respect to healthcare benefits for retirees. Changing any of these assumptions could have a material impact on the calculation of the Company’s total obligation for future healthcare benefits. There are a variety of circumstances which could result in a change in one or more of these assumptions. For example, as has already occurred in connection with several of the labor contracts negotiated by the Company during the last few years, the union which represented a particular group of retirees when they were employed by the Company could in the course of negotiations with the Company agree to a change in retiree healthcare benefits. Similarly, as has already occurred in connection with approximately 4,600 retirees who formerly worked at the Middletown Works, the Company could take action to modify or terminate the benefits provided to retirees without the agreement of those retirees or the union, subject to the right of the retirees to challenge such action in court. The precise circumstances under which retiree healthcare benefits may be altered unilaterally or by agreement with a particular union vary depending on the terms of the relevant collective bargaining agreement.

In June 2006, the Company took action to modify the healthcare benefits for certain retired Middletown Works employees. In July 2006, however, a group of Middletown Works retirees filed litigation to contest the right of the Company to take such unilateral action. In September 2006, a federal district court in Cincinnati, Ohio issued an order preliminarily enjoining the Company from implementing the changes to the Middletown Works retirees’ healthcare benefits pending a final decision on the merits of the legal claims asserted in the litigation. The Company filed an appeal from the district court’s preliminary injunction and continued to vigorously contest the litigation filed by the Middletown Works retirees. While the appeal was pending, however, the Company announced on October 8, 2007 that it had reached a settlement with the retirees by which the Company will contribute a total of $663.0 over three years to a Voluntary Employees Beneficiary Association which will assume the responsibility for continuing to provide health and welfare benefits to the retirees in exchange for a complete release by the retirees of the Company’s liability and responsibility with respect to such benefits. That settlement is subject to approval by the district court. A more-detailed discussion of the Middletown Works retiree litigation and settlement is contained in Note 9 and Part II, Item 1, Legal Proceedings.

Assuming that the settlement of the Middletown Works retirees litigation is ultimately approved by the court, the Company believes that it has substantially reduced the potential for significant future increases in the amount of its “Pension and other postretirement benefit obligations.” The Company’s obligation to provide healthcare benefits to its retirees other than the Middletown Works retirees has been substantially capped through negotiations with the various unions which represented the retirees while they were employed at the Company. Some of those caps already are effective, with the balance becoming effective by the end of 2009. Thus, the collective result of (a) transferring to a VEBA the obligation to provide healthcare benefits to the Middletown Works retirees, and (b) the caps on the obligation to provide healthcare benefits to virtually all of the Company’s other retirees is that the Company’s “Pension and other postretirement benefit obligations” should not increase significantly in the future due to future increases in health care costs. More limited increases (or decreases), however, still could result from future plan changes or changes in the assumptions which underlie the calculation of the Company’s future healthcare benefit obligations, such as with respect to future retirement dates and/or the anticipated mortality rate of retirees.

5.	Share-Based Compensation

AK Steel Holding Corporation’s Stock Incentive Plan (the “SIP”) permits the granting of nonqualified stock option, restricted stock, and performance share awards to directors, officers and key management employees of the Company. These nonqualified option, restricted stock and performance share awards may be granted with respect to an aggregate maximum of 16 million shares through the period ending December 31, 2011. The shares that are issued as the result of these grants are newly issued shares. The exercise price of each option may not be less than the fair market value of the Company’s common stock on the date of the grant. Stock options have a maximum term of 10 years and may not be exercised earlier than six months following the date of grant or such other term as may be specified in the award agreement. For option grants to officers and key management employees, the award agreements provide that the options vest and become exercisable at the rate of one-third per year over three years. Stock options granted to directors vest and become exercisable after one year. For restricted stock awards granted on or prior to December 31, 2006 to officers and key management employees, typically 25% of the shares covered by a restricted stock award vest two years after the date of the award and an additional 25% vest on the third, fourth and fifth anniversaries of the date of the award. However, in 2005, the Board of Directors of the Company approved the grant of special restricted stock awards to the executive officers and selected key managers relating to the Company’s performance in 2004 that vest ratably on the first, second, third anniversaries of the grant. Restricted stock awards granted after December 31, 2006 to officers and key management employees also will vest ratably on the first, second and third anniversaries of the grant. Performance shares vest after a three-year period. Restrictions on all restricted stock awards granted to directors lapse upon completion of the full tenure of the director’s service on the Board. Performance shares typically are earned based upon the performance of the Company during a three-year period with respect to certain goals and objectives established at the time of the initial grant of the shares. For currently pending performance periods and performance share grants, the total amount of performance shares issued will be based on the Company’s share performance compared to a prescribed compounded annual growth rate and the total share return compared to Standard and Poor’s 400 Mid Cap Index.

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

The Company’s calculation of fair value of the options is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007(a)	2006(a)	2007	2006(a)
Expected volatility	46.60%	55.18%	45.0% – 48.8%	55.18%
Weighted-average volatility	46.60%	55.18%	46.82%	55.18%
Expected term (in years)	7.30	6.11	2.90 – 7.30	6.08 – 6.11
Risk-free interest rate	4.91%	4.99%	4.50% – 4.91%	4.32% – 4.99%

(a)	Ranges not shown where data includes a single grant.

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

A summary of stock option activity under the Company’s share-based compensation plans for the nine months ended September 30, 2007 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Stock Options
Outstanding at December 31, 2006	1,899,290	$8.46
Granted	275,750	17.65
Exercised	(1,003,914)	9.07
Forfeited or expired	(12,779)	14.04

Outstanding at September 30, 2007	1,158,347	$10.04	7.3 yrs	$23.8

Options exercisable at September 30, 2007	676,034	$6.81	6.1 yrs	$16.0

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2007 and 2006 was $8.32 and $4.51, respectively. During the three months ended September 30, 2007 and 2006, the fair value of options granted was $21.67 and $7.87, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006, based upon the average market price during the period, was approximately $21.5 and $0.8, respectively. For the three months ended September 30, 2007 and 2006, the intrinsic value was $0.8 and $0.2, respectively.

The following table summarizes information about stock options outstanding at September 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$ 2.74 to $ 5.49	389,665	6.2 yrs.	$3.37	389,665	$3.37
$ 5.50 to $ 8.23	263,215	7.6 yrs.	7.80	119,585	7.70
$ 8.24 to $ 10.98	23,000	3.0 yrs.	9.69	23,000	9.69
$ 10.99 to $ 16.46	108,467	6.9 yrs.	13.48	103,534	13.45
$ 16.47 to $ 39.49	374,000	8.7 yrs.	17.61	40,250	18.72

The Company granted performance shares in the amounts of 371,500 and 347,450 during the nine-month periods ended September 30, 2007 and 2006, respectively. The three-year performance periods for these 2007 and 2006 grants end on December 31, 2009 and 2008, respectively.

The estimated pre-tax expense associated with share-based compensation for 2007 is $5.1, of which $1.3 and $3.9, respectively, was expensed in the three- and nine-month periods ended September 30, 2007. The share-based compensation expense resulted in a decrease in net income of $0.8 and $2.4, respectively, in the three- and nine-month periods ended September 30, 2007. This also resulted in a reduction in diluted earnings per share of $0.01 and $0.02 per share, respectively, for the three- and nine-month periods ending September 30, 2007. The share-based compensation expense taken includes expense for both nonqualified stock options and performance shares granted from the SIP.

A summary of the activity for non-vested restricted stock awards as of September 30, 2007 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Restricted Stock Awards
Outstanding at December 31, 2006	1,035,018	$9.04
Granted	263,495	17.01
Vested	(278,228)	9.96
Forfeited	(7,250)	11.26

Outstanding at September 30, 2007	1,013,035	$10.96

Common stock compensation expense related to restricted stock awards granted under the Company’s SIP was $3.1 ($1.9 after tax) and $2.2 ($1.4 after tax) for the nine-month periods ended September 30, 2007 and 2006, respectively. For the three-month periods ended September 30, 2007 and 2006, the expenses were $1.0 ($0.6 after tax) and $0.8 ($0.5 after tax), respectively.

As of September 30, 2007, there were $5.9 of total unrecognized compensation costs related to non-vested share-based compensation awards granted under the SIP. Those costs are expected to be recognized over a weighted average period of 2.1 years.

6.	Long-Term Debt

On June 17, 2004, the Company completed a $62.0 industrial revenue bond offering issued through the Ohio Air Quality Development Authority. The bonds have a floating interest rate, 4.5% at September 30, 2007, and will mature on June 1, 2024. Proceeds from the offering have been used to finance construction of emission control equipment for the Middletown Works’ blast furnace and basic oxygen furnaces. The equipment is necessary to comply with standards under the Clean Air Act which were effective in May 2006. The net proceeds of $61.7 from the bond offering were placed in a restricted fund and have been drawn as the Company makes qualifying expenditures. In January 2005, the Company was granted a $5.0 loan with a current interest rate of 0.75% from the Ohio Department of Development, which also has been used to finance a portion of construction of emission control equipment for the blast furnace and basic oxygen furnace. These proceeds also were placed in a restricted fund and have been drawn as the Company makes qualifying expenditures. Through 2006, a total of $63.4 had been drawn from the funds and $2.5 was drawn in the first nine months of 2007. The remaining proceeds of $0.8 are included in the Company’s condensed consolidated balance sheets in Other investments.

Through the second quarter of 2007, the Company had redeemed $300.0 of its $450.0 outstanding 7-7/8% senior notes due February 15, 2009. In August 2007, the Company redeemed the remaining $150.0 of these senior notes. In connection with these early redemptions, the Company incurred non-cash pre-tax charges of approximately $2.3 in the first nine months of 2007. The redemptions were funded from the Company’s existing cash balances.

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

Income taxes recorded through September 30, 2007 have been estimated based on year-to-date income and projected results for the full year.

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

The Company adopted the provisions of FIN 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $34.6. As a result of the adoption of FIN 48 the Company recorded $30.8 of unrecognized tax benefits. The implementation of FIN 48 resulted in an unfavorable impact to retained earnings of $6.6. As of the date of adoption, the balance of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $6.2, of which $3.0 was added as a result of the implementation of FIN 48. For the nine-month period ending September 30, 2007, the unrecognized tax benefits related to tax positions taken in prior periods decreased by $7.4. This decrease included $4.1 related to an accounting method change, $2.5 related to a settlement with the state of Indiana for tax years 2001-2005 and $0.6 related to a settlement of IRS appeals for tax years 1999-2001. The portion of the decrease in unrecognized tax benefits that will affect the effective tax rate for 2007 is $1.2. For 2007, it is estimated that the Company will record an additional $7.0 of unrecognized tax benefits related to tax positions likely to be taken on tax returns to be filed for the current year. Of this total, $4.6 will affect the effective tax rate for 2007.

The Company recognizes interest and penalties accrued related to uncertain tax positions as a component of the income tax provision. Upon adoption of FIN 48, the Company had total accrued interest and penalties of $5.5. For the nine-month period ended September 30, 2007, the Company recognized approximately $0.8 in interest and penalties.

Certain tax positions exist for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change within twelve months of September 30, 2007. Certain states where the Company may have had past nexus may potentially make claims for past taxes. The Company expects to file tax returns in these states, and the resulting payment of tax will reduce related unrecognized tax benefits within the next twelve months by approximately $0.5. The Company has filed an appeal with taxing authorities to resolve a state tax issue related to the Company’s filing position for tax years prior to 2002. The resolution of this issue, if concluded in the Company’s favor, would reduce related unrecognized tax benefits within the next twelve months by approximately $0.3 to $0.9.

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

In the third quarter of 2007, tax legislation in Michigan required the Company to recognize as part of its income tax provision, pursuant to FAS No.109 “Accounting for Income Taxes,” a non-cash tax benefit of $11.8 for the net increase in value of the Company’s deferred tax assets. A similar non-cash tax benefit of $0.2 was recorded in the second quarter of 2007 due to tax legislation in New York and Texas bringing the total to $12.0 for the first nine months of 2007. During the first nine months of 2006, tax legislation was enacted in Indiana, Texas and Pennsylvania that resulted in the Company recognizing non-cash tax charges of $3.0 and $5.7, respectively, for the three- and nine-month periods ended September 30, 2006 as part of its income tax provision for the reduction in value of the Company’s deferred tax assets resulting from lower effective state income tax rates.

8.	Comprehensive Income

Comprehensive income, net of tax, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$108.4	$26.0	$281.0	$61.3
Other comprehensive income:
Foreign currency translation adjustment	1.2	0.1	0.9	1.9
Derivative instrument hedges, mark to market, net of tax:
Losses arising in period	(7.1)	(6.3)	(13.5)	(44.5)
Reclass of gains included in net income	3.7	8.4	2.0	28.9
Unrealized holding loss on securities	(0.2)	—	(0.1)	—
Pension and other postretirement benefit adjustment, net of tax	(6.0)	—	(2.8)	—

Comprehensive income	$100.0	$28.2	$267.5	$47.6

A 38.5% deferred tax rate is applied to derivative instrument hedges and unrealized gains and losses.

Accumulated other comprehensive loss is as follows:

	September 30, 2007	December 31, 2006
Foreign currency translation	$4.6	$3.7
Derivative instrument hedges	(9.8)	1.7
Unrealized gain on investments	0.1	0.2
Pension and other postretirement benefit adjustment, net of tax	(13.5)	(10.7)

Accumulated other comprehensive loss	$(18.6)	$(5.1)

9.	Environmental and Legal Contingencies

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

AK Steel and its predecessors have been conducting steel manufacturing and related operations since the year 1900. Although the Company believes its operating practices have been consistent with prevailing industry standards during this time, hazardous materials may have been released in the past at one or more operating sites or third party sites, including operating sites that the Company no longer owns. The Company has estimated potential remediation expenditures for those sites where future remediation efforts are probable based on identified conditions, regulatory requirements or contractual obligations arising from the sale of a business or facility. At September 30, 2007, the Company had recorded $11.4 in current accrued liabilities and $40.7 in non-current other liabilities on its condensed consolidated balance sheets for estimated probable costs relating to environmental matters. The comparable balances recorded by the Company at December 31, 2006 were $11.2 in current accrued liabilities and $38.0 in non-current other liabilities. In general, the material components of these accruals include the costs associated with investigations, delineations, risk assessments, remedial work, governmental response and oversight costs, site monitoring, and preparation of reports to the appropriate environmental agencies. The ultimate costs to AK Steel with respect to each site cannot be predicted with certainty because of the evolving nature of the investigation and remediation process. Rather, to develop the estimates of the probable costs, AK Steel must make certain assumptions. The most significant of these assumptions relate to the nature and scope of the work which will be necessary to investigate and remediate a particular site and the cost of that work.

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

As previously reported, the United States Environmental Protection Agency (“EPA”) published its final “MACT” (maximum achievable control technology) rules for integrated iron and steel manufacturing facilities in the Federal Register on May 20, 2003. Pursuant to these rules, any existing affected source was required to have pollution control equipment necessary to comply with the MACT rules installed and operating by May 22, 2006. The blast furnace and basic oxygen furnaces at the Company’s Middletown Works are affected sources subject to the new MACT rules. The Company timely completed the installation and start-up of the first phase of this project in May 2005 at its blast furnace and the second phase in April 2006 at its basic oxygen furnaces. Testing to demonstrate compliance with the MACT requirements was completed during the third quarter of 2007. The results of that testing demonstrate compliance with the MACT rules. The three-year capital cost (2004-2006) of such compliance was $65.0.

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

As previously reported, on July 27, 2001, AK Steel received a Special Notice Letter from the EPA requesting that AK Steel agree to conduct a Remedial Investigation/Feasibility Study (“RI/FS”) and enter into an administrative order on consent pursuant to Section 122 of CERCLA regarding the former Hamilton Plant located in New Miami, OH. The Hamilton Plant no longer exists. It ceased operations in 1990, and all of its former structures have been demolished and removed. Although AK Steel did not believe that a site-wide RI/FS was necessary or appropriate, in April 2002, it entered into a mutually agreed-upon administrative order on consent to perform such an investigation and study of the Hamilton Plant site. The site-wide RI/FS is underway and is projected to be completed this year. AK Steel currently has accrued $0.8 for the remaining cost of the RI/FS. Until the RI/FS is completed, AK Steel cannot reliably estimate the additional costs, if any, associated with any potentially required remediation of the site or the timeframe during which these potential costs would be incurred.

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

On June 19, 2007 and June 27, 2007, the Hamilton County Department of Environmental Services (“HCDES”) issued two NOVs alleging failure to meet the MACT requirements at one of the basic oxygen furnaces at the Company’s Middletown Works. AK Steel is investigating these claims and is working with HCDES to attempt to resolve them. AK Steel believes it will reach a settlement in this matter that will not have a material financial impact on the Company, but cannot be certain that a settlement will be reached. If a settlement is reached, the Company cannot reliably estimate at this time how long it will take to reach such a settlement or what its terms might be. AK Steel will vigorously contest any claims which cannot be resolved through a settlement. Until it has reached a settlement with HCDES or the claims that are the subject of the NOVs are otherwise resolved, AK Steel cannot reliably estimate the costs, if any, associated with any potentially required operational changes at the furnace or the timeframe over which any potential costs would be incurred.

On July 23, 2007, US EPA issued an NOV with respect to the Coke Plant at AK Steel’s Ashland (KY) Works alleging violations of pushing and combustion stack limits. The Company is investigating this claim and is working with US EPA to attempt to resolve it. AK Steel believes it will reach a settlement in this matter that will not have a material financial impact on AK Steel, but cannot be certain that a settlement will be reached. If a settlement is reached, the Company cannot reliably estimate at this time how long it will take to reach such a settlement or what its terms might be. AK Steel will vigorously contest any claims which cannot be resolved through a settlement. Until it has reached a settlement with US EPA or the claims that are the subject of the NOV are otherwise resolved, AK Steel cannot reliably estimate the costs, if any, associated with any potentially required operational changes at the batteries or the timeframe over which any potential costs would be incurred.

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

Subsequently, the State of Ohio, the Sierra Club and the National Resources Defense Council intervened. On April 3, 2006, a proposed Consent Decree in Partial Resolution of Pending Claims (the “Consent Decree”), executed by all parties, was lodged with the Court. After a 30-day notice period, the Consent Decree was entered by the Court on May 15, 2006. Under the Consent Decree, the Company will implement certain RCRA corrective action interim measures to address polychlorinated biphenyls (“PCBs”) in sediments and soils relating to Dicks Creek and certain other specified surface waters, adjacent floodplain areas, and other previously identified geographic areas. The Company also will undertake a comprehensive RCRA facility investigation at its Middletown Works and, as appropriate, complete a corrective measures study. Under the Consent Decree, the Company paid a civil penalty of $0.46 and will perform a supplemental environmental project that will remove ozone-depleting refrigerants from certain equipment at an estimated cost of $0.85. The Company currently estimates that the cost of the remaining work required under the Consent Decree will be approximately $15.6, consisting of approximately $3.2 in capital investments and $12.4 in expenses. The Company has accrued the $12.4 for anticipated expenses associated with this project. The Company is in the process of completing work to more definitively delineate the soils and sediments which will need to be removed under the Consent Decree. Until that process is completed, the Company cannot reliably determine whether the actual cost of the work required under the Consent Decree will exceed the amount presently accrued. If there are additional costs, the Company does not anticipate at this time that they will have a material financial impact on the Company. The Company cannot reliably estimate at this time the timeframe during which the accrued or potential additional costs would be incurred.

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

As previously reported, on January 2, 2002, John D. West, a former employee, filed a class action in the United States District Court for the Southern District of Ohio against the AK Steel Corporation Retirement Accumulation Pension Plan, or AK RAPP, and the AK Steel Corporation Benefit Plans Administrative Committee. Mr. West claims that the method used under the AK RAPP to determine lump sum distributions does not comply with the Employment Retirement Income Security Act of 1974 (“ERISA”) and resulted in underpayment of benefits to him and the other class members. The District Court ruled in favor of the plaintiff class and on March 29, 2006 entered an amended final judgment against the defendants in the amount of $37.6 in damages and $7.3 in prejudgment interest, for a total of approximately $44.9, with post judgment interest accruing at the rate of 4.7% per annum until paid. The defendants appealed to the United States Court of Appeals for the Sixth Circuit. On April 20, 2007, a panel of the Court of Appeals issued an opinion in which it affirmed the decision of the District Court. On May 4, 2007, the defendants filed a petition seeking a rehearing by that panel or the full Court of Appeals for the Sixth Circuit. The petition was not granted. On August 15, 2007, the defendants filed a motion to stay the issuance of a mandate pending the filing of a petition for certiorari. On August 28, 2007, the Court of Appeals granted the motion. The defendants intend to continue to contest this matter vigorously. As of April 20, 2007, the amount of the judgment plus total accrued interest was approximately $47.4. In the event the plaintiffs ultimately prevail in this litigation, the funds for the payments to class members pursuant to the judgment will come from the AK Steel Master Pension Trust. The Company’s pension liability was re-measured as of April 30, 2007 to include the amount of this liability as of that date. The Company’s current estimates of its future funding obligations for its pension liabilities thus include a $47.4 liability associated with this case. See discussion of future pension funding obligations in Part I, Item 2, Liquidity and Capital Resources.

As previously reported, the litigation between AK Steel and the Armco Employees Independent Federation (the “AEIF”, and following a National Labor Relations Board election in July 2006, now the International Association of Machinists Local Lodge 1943), relating to the suspension by AK Steel of the minimum base force guarantee contained in the prior collective bargaining agreement at Middletown Works, was jointly dismissed with prejudice on March 19, 2007.

Middletown Works Retiree Healthcare Benefits Litigation

On June 1, 2006, AK Steel notified approximately 4,600 of its current retirees (or their surviving spouses) who formerly were hourly and salaried members of the AEIF that AK Steel was terminating their existing healthcare insurance benefits plan and implementing a new plan more consistent with current steel industry practices which would require the retirees to contribute to the cost of their healthcare benefits, effective October 1, 2006. On July 18, 2006, a group of nine former hourly and salaried members of the AEIF filed a purported class action (the “Retiree Action”) in the United States District Court for the Southern District of Ohio (the “Court”), Case No. 1-06CV0468, alleging that AK Steel did not have a right to make changes to their healthcare benefits. The named plaintiffs in the Retiree Action seek injunctive relief (including an order retroactively rescinding the changes) and unspecified monetary relief for themselves and the other members of the putative class. On August 4, 2006, the plaintiffs in the Retiree Action filed a motion for a preliminary injunction seeking to prevent AK Steel from implementing the previously announced changes to healthcare benefits with respect to the AEIF-represented hourly employees. AK Steel opposed that motion, but on September 22, 2006 the trial court issued an order granting the motion. On that same day, AK Steel filed a notice of appeal to the United States Court of Appeals for the Sixth Circuit seeking a reversal of the decision to grant the preliminary injunction. While the appeal was pending, however, the Company announced on October 8, 2007 that it had reached a tentative settlement of the claims of the retirees in the Retiree Action. Accordingly, on October 18, 2007, the pending appeal from the preliminary injunction was dismissed at the request of the parties.

The tentative settlement is subject to approval by the Court. In connection with that settlement, on October 25, 2007, the plaintiffs filed a renewed motion for class certification and on October 26, 2007, AK Steel filed a response to that motion. On October 25, 2007, the parties filed a joint motion asking the Court to approve the settlement. Notice of the settlement will be sent to all retirees or their surviving spouses who would be covered by the terms of the settlement (hereinafter referred to collectively as the “Class Members”). The number of Class Members has increased to approximately 5,000 since the original notification of the benefit changes was sent on June 1, 2006. With dependents of the Class Members, the total number of persons covered by the settlement is approximately 8,300. The Class Members will be given the opportunity to object to the settlement in writing and at a hearing conducted by the Court to determine whether to approve the settlement. While the date of that hearing will be at the discretion of the Court, AK Steel presently anticipates that it will occur during the first quarter of 2008. The Court will decide after the hearing whether or not to approve the settlement.

Under terms of the settlement, if approved, AK Steel will transfer to a Voluntary Employees Beneficiary Association trust (the “VEBA”) all post employment benefit obligations (the “OPEB Obligations”) owed to the Class Members under the Company’s applicable health and welfare plans. The VEBA will be utilized to fund the future OPEB Obligations to the Class Members. AK Steel will initially fund the VEBA with a contribution of $468.0 in cash, with three subsequent annual cash contributions of $65.0 each, for a total of $663.0. Under the terms of the settlement, AK Steel will have no further liability for any OPEB Obligations to the Class Members.

If the Court does approve the settlement, AK Steel is obligated to make the initial cash payment of $468.0 to the VEBA within two business days after entry of the judgment (the “Judgment”) approving the settlement. Claims for health and welfare benefits incurred after the effective date of the settlement will be the responsibility of the VEBA. After the effective date of the settlement, Trustees of the VEBA will determine the scope of the benefits to be provided to the Class Members.

A Judgment approving the settlement may be appealed to the United States Court of Appeals for the Sixth Circuit. In the event of such an appeal, the VEBA will continue to be responsible for the OPEB Obligations to the Class Members during the pendency of the appeal. If such an appeal is still pending at the time the next payment is due from AK Steel to the VEBA under the terms of the settlement, the funds which otherwise would have been paid to the VEBA will be placed into an escrow account to be invested by the Trustees of the VEBA. If the Judgment is affirmed on appeal, the funds placed into the escrow account, including interest or other earnings, will be paid to the VEBA. If, however, the Judgment is reversed, modified or vacated as a result of the appeal in such a way as to place the responsibility on AK Steel for payment of all of the OPEB Obligations to Class Members, then all of the monies placed into the escrow account, including interest or other earnings, will revert to AK Steel. In addition, under those circumstances, the Company will be immediately designated as the sole fiduciary controlling the VEBA and all assets of the VEBA will be subject to, and payable in connection with, any health or welfare plans maintained and controlled by AK Steel for the benefit of any of its employees or retirees, not just the Class Members. In the event of a reversal, modification or vacation of the Judgment that results in only part of the OPEB Obligations returning to the responsibility of AK Steel, then AK Steel will be designated as the sole fiduciary with respect to an appropriate pro-rata share of the VEBA assets relative to the portion of the OPEB Obligations for which AK Steel has resumed responsibility.

As of September 30, 2007, the Company’s total OPEB liability for all of its retirees was approximately $2.1 billion. If and when the Judgment approving the settlement is entered, the Company’s total OPEB liability (prior to any funding of the VEBA) is projected to be reduced to approximately $1.7 billion. Once the settlement is final and no longer subject to appeal, the Company’s only remaining liability with respect to the OPEB Obligations to the Class Members will be to contribute whatever portion of the $663.0 due to the VEBA that has not yet been paid. The Company will have no other liability or responsibility with respect to OPEB Obligations to the Class Members. After payment of the initial and subsequent annual contributions due to the VEBA under the terms of the settlement, the Company’s total OPEB liability will be further reduced by the amount of each payment. In total, it is expected that the $663.0 settlement with the Class Members ultimately will reduce the Company’s total OPEB liability of $2.1 billion as of September 30, 2007 by approximately $1.0 billion.

As noted above, if the Judgment is not affirmed on appeal, the result will be that the Company resumes responsibility, in whole or in part (depending upon the terms of the judicial decision reversing, vacating or modifying the Judgment) for the OPEB Obligations to some or all of the Class Members. Under such circumstances, the Company’s total OPEB liability would increase accordingly, but the Company cannot reliably project at this time the amount of that increase because it is dependent upon the specific terms of the judicial decision. At that point, as to any such OPEB Obligations for which the Company has resumed responsibility as a result of the judicial decision, AK Steel would restart the retiree litigation and seek to judicially enforce what it continues to believe is its contractual right to unilaterally reduce, or even completely eliminate, OPEB benefits provided to any Class Members as to whom the settlement no longer applies.

10.	Supplemental Guarantor Information

AK Holding, along with AK Tube, LLC and AKS Investments Inc. (the “Guarantor Subsidiaries”) fully and unconditionally, jointly and severally guarantee the payment of interest, principal and premium, if any, on AK Steel’s 7-3/4% Senior Notes Due 2012. AK Tube, LLC is owned 100% by AKS Investments Inc. and AKS Investments Inc. is 100% owned by AK Steel. AK Steel is 100% owned by AK Holding. The Company has determined that full financial statements and other disclosures concerning AK Holding and the Guarantor Subsidiaries would not be material to investors and, accordingly, those financial statements are not presented. The presentation of the supplemental guarantor information reflects all investments in subsidiaries under the equity method. Net income (loss) of the subsidiaries accounted for under the equity method is therefore reflected in their parents’ investment accounts. The principal elimination entries eliminate investments in subsidiaries and inter-company balances and transactions. The following supplemental condensed consolidating financial statements present information about AK Holding, AK Steel, the Guarantor Subsidiaries and the Other Subsidiaries. The Other Subsidiaries are not guarantors of the above notes.

Condensed Statements of Operations

For the Three Months Ended September 30, 2007

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi- nations	Consolidated Company
Net sales	$—	$1,586.8	$57.4	$110.9	$(33.4)	$1,721.7
Cost of products sold	—	1,330.4	50.8	88.8	(16.5)	1,453.5
Selling and administrative expenses	0.5	61.3	2.9	3.8	(13.1)	55.4
Depreciation	—	47.6	1.6	0.1	—	49.3

Total operating costs	0.5	1,439.3	55.3	92.7	(29.6)	1,558.2
Operating profit (loss)	(0.5)	147.5	2.1	18.2	(3.8)	163.5
Interest expense	—	14.8	—	0.1	—	14.9
Other income (expense)	—	(4.8)	—	9.3	—	4.5

Income (loss) before income taxes	(0.5)	127.9	2.1	27.4	(3.8)	153.1
Income tax provision (benefit)	(0.1)	34.7	0.8	9.2	0.1	44.7

Income (loss) from continuing operations	(0.4)	93.2	1.3	18.2	(3.9)	108.4
Equity in net income of subsidiaries	108.8	15.6	—	—	(124.4)	—

Net income	$108.4	$108.8	$1.3	$18.2	$(128.3)	$108.4

Condensed Statements of Operations

For the Three Months Ended September 30, 2006

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi- nations	Consolidated Company
Net sales	$—	$1,474.3	$55.9	$81.7	$(58.3)	$1,553.6
Cost of products sold	—	1,314.3	48.8	46.2	(21.0)	1,388.3
Selling and administrative expenses	0.3	55.8	3.2	3.1	(11.7)	50.7
Depreciation	—	46.8	1.7	0.2	—	48.7
Pension curtailment charge	—	10.8	—	—	—	10.8

Total operating costs	0.3	1,427.7	53.7	49.5	(32.7)	1,498.5
Operating profit (loss)	(0.3)	46.6	2.2	32.2	(25.6)	55.1
Interest expense	—	21.9	—	1.6	(1.1)	22.4
Other income (expense)	—	(18.2)	2.0	9.9	11.3	5.0

Income (loss) before income taxes	(0.3)	6.5	4.2	40.5	(13.2)	37.7
Income tax provision (benefit)	(0.1)	(3.0)	1.5	14.1	(0.8)	11.7

Income (loss) from continuing operations	(0.2)	9.5	2.7	26.4	(12.4)	26.0
Equity in net income of subsidiaries	26.2	16.7	—	—	(42.9)	—

Net income	$26.0	$26.2	$2.7	$26.4	$(55.3)	$26.0

Condensed Statements of Operations

For the Nine Months Ended September 30, 2007

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi- nations	Consolidated Company
Net sales	$—	$4,986.2	$186.5	$299.7	$(161.3)	$5,311.1
Cost of products sold	0.1	4,207.7	163.0	220.5	(104.8)	4,486.5
Selling and administrative expenses	2.0	182.9	8.9	11.3	(40.2)	164.9
Depreciation	—	143.6	5.0	0.4	—	149.0
Pension curtailment charge	—	39.8	—	—	—	39.8

Total operating costs	2.1	4,574.0	176.9	232.2	(145.0)	4,840.2
Operating profit (loss)	(2.1)	412.2	9.6	67.5	(16.3)	470.9
Interest expense (income)	—	55.8	—	1.4	(0.8)	56.4
Other income (expense)	—	(23.2)	—	27.0	8.9	12.7

Income (loss) before income taxes	(2.1)	333.2	9.6	93.1	(6.6)	427.2
Income tax provision (benefit)	(0.7)	112.5	3.4	32.1	(1.1)	146.2

Income (loss) from continuing operations	(1.4)	220.7	6.2	61.0	(5.5)	281.0
Equity in net income of subsidiaries	282.4	61.7	—	—	(344.1)	—

Net income	$281.0	$282.4	$6.2	$61.0	$(349.6)	$281.0

Condensed Statements of Operations

For the Nine Months Ended September 30, 2006

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi- nations	Consolidated Company
Net sales	$—	$4,213.3	$180.7	$263.5	$(170.7)	$4,486.8
Cost of products sold	0.1	3,783.7	157.4	161.1	(76.7)	4,025.6
Selling and administrative expenses	1.6	169.0	8.8	9.6	(33.7)	155.3
Depreciation	—	141.9	5.2	0.5	—	147.6
Pension curtailment charge	—	10.8	—	—	—	10.8

Total operating costs	1.7	4,105.4	171.4	171.2	(110.4)	4,339.3
Operating profit (loss)	(1.7)	107.9	9.3	92.3	(60.3)	147.5
Interest expense (income)	—	65.2	—	2.6	(1.3)	66.5
Other income (expense)	—	(55.7)	2.0	24.6	43.7	14.6

Income (loss) before income taxes	(1.7)	(13.0)	11.3	114.3	(15.3)	95.6
Income tax provision (benefit)	(0.6)	(8.7)	4.0	40.1	(0.5)	34.3

Income (loss) from continuing operations	(1.1)	(4.3)	7.3	74.2	(14.8)	61.3
Equity in net income of subsidiaries	62.4	66.7	—	—	(129.1)	—

Net income	$61.3	$62.4	$7.3	$74.2	$(143.9)	$61.3

Condensed Balance Sheets

As of September 30, 2007

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi- nations	Consolidated Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$406.5	$—	$19.1	$—	$425.6
Accounts receivable, net	—	656.0	31.0	55.8	(1.5)	741.3
Inventories, net	—	678.9	21.6	58.7	(28.9)	730.3
Deferred tax asset	—	403.2	—	0.3	—	403.5
Other current assets	0.3	36.3	0.2	0.6	—	37.4

Total Current Assets	0.3	2,180.9	52.8	134.5	(30.4)	2,338.1

Property, Plant and Equipment	—	4,987.3	86.4	12.1	—	5,085.8
Less accumulated depreciation	—	(2,994.6)	(33.0)	(8.9)	—	(3,036.5)

Property, plant and equipment, net	—	1,992.7	53.4	3.2	—	2,049.3

Other Assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	—	55.6
Investments in affiliates	282.6	(669.0)	67.5	858.4	(539.5)	—
Inter-company accounts	1,114.0	(772.0)	(66.3)	(270.2)	(5.5)	—
Other investments	—	16.9	—	50.1	—	67.0
Goodwill and other intangible assets	—	—	33.2	4.2	—	37.4
Deferred tax asset	—	614.0	—	—	—	614.0
Other assets	—	21.0	—	0.5	—	21.5

TOTAL ASSETS	$1,396.9	$3,384.5	$196.2	$780.7	$(575.4)	$5,182.9

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$558.0	$7.5	$13.4	$(1.5)	$577.4
Accrued liabilities	—	245.1	3.8	8.9	—	257.8
Current portion of long-term debt	—	0.4	—	—	—	0.4
Pension and other postretirement benefit obligations	—	157.0	—	—	—	157.0

Total Current Liabilities	—	960.5	11.3	22.3	(1.5)	992.6

Non-current Liabilities:
Long-term debt	—	664.9	—	—	—	664.9
Pension and other postretirement benefit obligations	—	2,668.5	1.1	—	—	2,669.6
Other liabilities	—	150.6	—	3.1	2.6	156.3

Total Non-current Liabilities	—	3,484.0	1.1	3.1	2.6	3,490.8

TOTAL LIABILITIES	—	4,444.5	12.4	25.4	1.1	4,483.4

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	1,396.9	(1,060.0)	183.8	755.3	(576.5)	699.5

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,396.9	$3,384.5	$196.2	$780.7	$(575.4)	$5,182.9

Condensed Balance Sheets

As of December 31, 2006

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi- nations	Consolidated Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$510.5	$—	$8.9	$—	$519.4
Accounts receivable, net	—	22.5	25.6	650.2	(1.5)	696.8
Inventories, net	—	816.0	15.8	38.4	(12.6)	857.6
Deferred tax asset	—	437.4	—	—	—	437.4
Other current assets	0.2	35.3	0.1	0.7	—	36.3

Total Current Assets	0.2	1,821.7	41.5	698.2	(14.1)	2,547.5

Property, Plant and Equipment	—	4,924.9	84.8	11.8	—	5,021.5
Less accumulated depreciation	—	(2,851.4)	(28.0)	(8.7)	—	(2,888.1)

Property, plant and equipment, net	—	2,073.5	56.8	3.1	—	2,133.4

Other Assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	—	55.6
Investments in affiliates	14.3	(145.1)	67.5	796.3	(733.0)	—
Inter-company accounts	1,098.2	(681.7)	(59.4)	(352.8)	(4.3)	—
Other investments	—	23.9	—	46.5	—	70.4
Goodwill and other intangible assets	—	—	33.1	4.3	—	37.4
Deferred tax asset	—	647.1	—	—	—	647.1
Other assets	—	24.6	—	1.6	—	26.2

TOTAL ASSETS	$1,112.7	$3,764.0	$195.1	$1,197.2	$(751.4)	$5,517.6

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	—	553.3	3.1	12.2	(1.5)	567.1
Accrued liabilities	—	198.5	3.0	5.9	—	207.4
Pension and other postretirement benefit obligations	—	157.0	—	—	—	157.0

Total Current Liabilities	—	908.8	6.1	18.1	(1.5)	931.5

Non-current Liabilities:
Long-term debt	—	1,115.2	—	—	—	1,115.2
Pension and other postretirement benefit obligations	—	2,926.6	1.0	—	—	2,927.6
Other liabilities	—	120.8	—	2.9	2.6	126.3

Total Non-current Liabilities	—	4,162.6	1.0	2.9	2.6	4,169.1

TOTAL LIABILITIES	—	5,071.4	7.1	21.0	1.1	5,100.6

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	1,112.7	(1,307.4)	188.0	1,176.2	(752.5)	417.0

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,112.7	$3,764.0	$195.1	$1,197.2	$(751.4)	$5,517.6

Condensed Statements of Cash Flows

For the Nine Months Ended September 30, 2007

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi- nations	Consolidated Company
Net cash flow from operating activities	$(1.1)	$(251.0)	$5.2	$636.4	$10.8	$400.3

Cash flows from investing activities:
Capital investments	—	(61.6)	(1.6)	(0.3)	—	(63.5)
Investments—net	—	4.3	—	—	—	4.3
Proceeds from the sale of property, plant and equipment	—	0.1	—	—	—	0.1
Proceeds from draw on restricted funds for emission control expenditures	—	2.5	—	—	—	2.5
Other	—	1.1	—	(0.3)	—	0.8

Net cash flow from investing activities	—	(53.6)	(1.6)	(0.6)	—	(55.8)

Cash flows from financing activities:
Principal payments on long-term debt	—	(450.0)	—	—	—	(450.0)
Proceeds from exercise of stock options	9.1	—	—	—	—	9.1
Purchase of treasury stock	(1.8)	—	—	—	—	(1.8)
Inter-company activity	(6.2)	647.2	(3.6)	(625.6)	(11.8)	—
Tax benefits from stock-based transactions	—	6.1	—	—	—	6.1
Fees related to new credit facility	—	(2.6)	—	—	—	(2.6)
Other	—	(0.1)	—	—	1.0	0.9

Net cash flow from financing activities	1.1	200.6	(3.6)	(625.6)	(10.8)	(438.3)

Net increase (decrease)	—	(104.0)	—	10.2	—	(93.8)
Cash and equivalents, beginning of period	—	510.5	—	8.9	—	519.4

Cash and equivalents, end of period	$—	$406.5	$—	$19.1	$—	$425.6

Condensed Statements of Cash Flows

For the Nine Months Ended September 30, 2006

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi- nations	Consolidated Company
Net cash flow from operating activities	$(1.5)	$8.7	$8.5	$(19.2)	$(1.0)	$(4.5)

Cash flows from investing activities:
Capital investments	—	(43.8)	(8.0)	(0.4)	—	(52.2)
Investments—net	—	(12.3)	—	—	—	(12.3)
Proceeds from the sale of property, plant and equipment	—	3.9	—	—	—	3.9
Proceeds from draw on restricted funds for emission control expenditures	—	8.0	—	—	—	8.0
Other	—	0.3	—	—	—	0.3

Net cash flow from investing activities	—	(43.9)	(8.0)	(0.4)	—	(52.3)

Cash flows from financing activities:
Proceeds from exercise of stock options	2.5	(0.1)	—	—	—	2.4
Purchase of treasury stock	(0.6)	—	—	—	—	(0.6)
Inter-company activity	(0.4)	(22.6)	(0.5)	22.5	1.0	—
Other	—	0.3	—	1.9	—	2.2

Net cash flow from financing activities	1.5	(22.4)	(0.5)	24.4	1.0	4.0

Net increase (decrease)	—	(57.6)	—	4.8	—	(52.8)
Cash and equivalents, beginning of period	—	514.8	—	4.8	—	519.6

Cash and equivalents, end of period	$—	$457.2	$—	$9.6	$—	$466.8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Steel shipments for the three months ended September 30, 2007 were 1,603,000 tons. Shipments during the comparable period in 2006 were 1,522,600 tons. Shipments for the nine months ended September 30, 2007 and 2006 were 4,910,600 tons and 4,648,500 tons, respectively. The period-on-period increase in shipments reflects generally stronger market demand during 2007 than during the comparable period of 2006 for the Company’s carbon products, though this increased demand had moderated during the third quarter 2007. For the three-month period ended September 30, 2007, valued-added products comprised 82.8% of total shipments compared to 80.3% for the three-month period ended September 30, 2006. This increase was primarily due to a reduction in hot-rolled carbon production resulting from a planned maintenance outage in the third quarter 2007 at the Company’s Middletown Works hot strip mill. For the nine-month period ended September 30, 2007, value-added products comprised 80.4% of total shipments, compared to 81.8% for the nine-month period ended September 30, 2006. The slight period-on-period decline in the value-added product mix for the first nine months of 2007 compared to 2006 reflects increased shipments of hot-rolled products and reduced shipments of zinc-coated products during 2007. This small change in the mix is the result of the Company continuing to focus on maximizing product profitability based on current market demand, including taking advantage of spot market opportunities. The following presents net shipments by product line:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(tons in thousands)	2007		2006		2007		2006
Stainless/electrical	259.1	16.2%	271.0	17.8%	805.6	16.4%	806.2	17.3%
Coated	666.4	41.6%	658.8	43.3%	2,020.8	41.2%	2,106.7	45.3%
Cold-rolled	367.8	22.9%	254.1	16.7%	1,005.6	20.5%	756.6	16.3%
Tubular	33.7	2.1%	39.0	2.5%	112.1	2.3%	132.6	2.9%

Subtotal value-added shipments	1,327.0	82.8%	1,222.9	80.3%	3,944.1	80.4%	3,802.1	81.8%
Hot-rolled	218.2	13.6%	218.5	14.4%	766.3	15.6%	644.0	13.9%
Secondary	57.8	3.6%	81.2	5.3%	200.2	4.0%	202.4	4.3%

Subtotal non value-added shipments	276.0	17.2%	299.7	19.7%	966.5	19.6%	846.4	18.2%

Total shipments	1,603.0	100.0%	1,522.6	100.0%	4,910.6	100.0%	4,648.5	100.0%

For the three months ended September 30, 2007, net sales were $1,721.7, reflecting an approximate 11% increase from third quarter 2006 net sales. The Company’s average steel selling price in the third quarter 2007 was $1,074 per ton, approximately a 5% improvement from the average of $1,020 per ton in the third quarter 2006. Net sales during the first nine months of 2007 and 2006 were $5,311.1 and $4,486.8, respectively. The Company’s average steel selling price for the first nine months of 2007 was $1,082 per ton, an increase of approximately 12% from the average of $965 per ton in the first nine months of 2006. The increases in net sales and higher average selling prices for the three- and nine-month periods ended September 30, 2007, versus the comparable periods in 2006, were principally the result of higher contract sales prices, higher surcharges attributable primarily to higher scrap, chrome and nickel costs partially offset by lower spot market prices primarily related to carbon products. In addition, shipments were higher in 2007 versus the comparable periods in 2006, primarily due to higher cold-rolled shipments.

Compared to the second quarter 2007, net sales in the third quarter 2007 declined approximately 8% from $1,869.5 to $1,721.7, and the average steel selling price declined slightly from $1,092 to $1,074. The reduction in net sales was due primarily to fewer shipments and the lower average selling price. The principal reasons for the reduced shipments and lower average selling price were a reduction in hot-rolled shipments as a result of the Company’s planned hot strip mill outage in the third quarter 2007, a reduction in automotive market demand and consequent lower shipments, particularly with respect to carbon products, and lower raw material surcharges primarily with respect to stainless products. The lower raw material surcharges with respect to stainless products were primarily the result of a decline in nickel raw material prices.

Selling and administrative expenses for the three and nine months ended September 30, 2007 of $55.4 and $164.9, respectively, were slightly higher than the corresponding amounts for 2006 of $50.7 and $155.3, respectively, due in part to higher administrative expenses and employee benefit costs. Depreciation expense of $49.3 and $149.0, respectively, for the three- and nine-month periods ended September 30, 2007 was slightly higher than the depreciation expense for the corresponding periods of 2006 of $48.7 and $147.6. The principal reason for this increase was the capitalization in 2006 associated with the installation of emission control equipment for the Middletown Works basic oxygen furnace.

The Company had operating profit of $163.5 and $470.9, respectively, for the three- and nine-month periods ended September 30, 2007. This compares to operating profit of $55.1 and $147.5, respectively, for the three- and nine–month periods ended September 30, 2006. This substantially improved period-on-period performance was the result of several factors. On the revenue side, these factors principally included increased shipments and higher average selling prices. On the cost side, the principal factors included elimination of additional Middletown Works lockout-related costs and an overall reduction in employment costs partially offset by higher maintenance outage costs.

The Company’s maintenance outage costs in the first nine months of 2007 were approximately $18.0 higher than they were in the same period last year. In the third quarter of 2007, the Company had a planned maintenance outage at its Middletown Works hot strip mill. It also had an unplanned outage at its Ashland Works blast furnace.

The Company also had lower total employment costs in the first nine months of 2007 compared to the same period in 2006. This was principally the result of labor agreements negotiated during 2006 and 2007 with various unions representing hourly employees of the Company. Since late 2003, the Company has negotiated a total of twelve new labor agreements with the unions at all of the Company’s represented facilities. This includes a four-year agreement reached in November 2006 with the union representing the hourly employees at the Company’s Mansfield Works, a 54-month agreement reached in March 2007 with the union representing the hourly employees at the Company’s Middletown Works, and a six-year agreement reached in July 2007 with the union representing the hourly employees at the Company’s Rockport (IN) Works. The new labor agreements, along with the Company's continuing effort to reduce its total employment costs, have enabled the Company to reduce its pre-tax labor costs by approximately $216.0 on an annualized basis. In addition, the new labor contracts and other cost-containment actions by the Company have reduced the Company’s projected future liability for other postretirement benefit obligations by approximately $435.0. (This liability reduction does not include the recent VEBA settlement reached with the Company’s Middletown Works retirees because it is still subject to approval by the Court.) These liability reductions have resulted in a reduction of $67.9 in the Company’s net periodic pension and other postretirement benefit costs in the first nine months of 2007 compared to the same period in 2006. The ongoing benefit of these reductions in employment costs was partially offset in the first nine months of 2007, however, by one-time, non-cash curtailment charges incurred in connection with the new labor agreements at the Company’s Mansfield Works and Middletown Works totaling $39.8.

The collective revenue and cost improvements in the first nine months of 2007 discussed above were partially offset by higher costs for key raw materials, including scrap, iron ore, nickel, chrome, coating metals and purchased carbon slabs. In the nine months ended September 30, 2007 and 2006, the Company incurred a LIFO charge of $68.5 and $95.2, respectively, due to the rising costs of virtually all raw materials. However, during the third quarter of 2007 this trend of rising raw material prices reversed with respect to nickel. As a result, for the three months ended September 30, 2007, the Company benefited from a LIFO credit of $12.1, compared to a LIFO charge in the three months ended September 30, 2006 of $63.9. Absent a significant further decline in the price of nickel, or a significant decline in the price of other key raw materials, the Company anticipates that it will incur a LIFO charge in the fourth quarter of 2007.

Interest expense for the three and nine months ended September 30, 2007 was $14.9 and $56.4, respectively, compared to $22.4 and $66.5 for the same periods in 2006. The decrease was due primarily to the early retirement during the first nine months of the year of the total $450.0 of the Company’s 7-7/8% senior notes due in 2009. Other income, net for the three- and nine-month periods ended September 30, 2007 was $4.5 and $12.7, respectively, compared to $5.0 and $14.6, respectively, for the corresponding periods in 2006.

Income taxes recorded through September 30, 2007 have been estimated utilizing a 37.45% rate based on year-to-date income and projected results for the full year. The final effective tax rate to be applied to 2007 will depend on the actual amount of book income generated by the Company for the full year. In the third quarter of 2007, tax legislation in Michigan required the Company to recognize as part of its income tax provision, pursuant to FAS No.109 “Accounting for Income Taxes,” a non-cash tax benefit of $11.8 for the net increase in value of the Company’s deferred tax assets. A similar non-cash tax benefit of $0.2 was recorded in the second quarter of 2007 due to tax legislation in New York and Texas, bringing the total to $12.0 for the first nine months of 2007. During the first nine months of 2006, tax legislation was enacted in Indiana, Texas and Pennsylvania that resulted in the Company recognizing non-cash tax charges of $3.0 and $5.7, respectively, for the three- and nine-month periods ended September 30, 2006 as part of its income tax provision for the reduction in value of the Company’s deferred tax assets resulting from lower effective state income tax rates.

The Company’s net income in the three- and nine-month periods ended September 30, 2007 was $108.4, or $0.97 per diluted share, and $281.0, or $2.51 per diluted share, respectively. During the comparable three- and nine-month periods in 2006, the Company’s net income was $26.0, or $0.23 per share, and $61.3, or $0.55 per share, respectively.

Outlook

All of the statements in this “Outlook” section are subject to, and qualified by, the cautionary information set forth under the heading “Forward-Looking Statements.”

The Company expects shipments for the fourth quarter to be approximately 1,600,000 tons, subject to the potential impact of the Ashland Works blast furnace outage discussed below. The average selling price is expected to decline approximately 1% as the result of lower raw material surcharges, primarily related to nickel. The Company also anticipates higher costs in the fourth quarter 2007 compared to the third quarter 2007, including approximately $20.0 in higher planned maintenance outage costs and an increase of approximately $30.0 for LIFO expense. Overall, the Company is currently forecasting an operating profit for the fourth quarter of 2007 of approximately $70 per ton.

Price Increases

On November 5, 2007, the Company announced price increases for certain of its carbon and stainless steel products. Most of the benefit of these price increases will not be realized, however, until the first quarter of 2008.

Ashland Works Outage

The Company experienced an unplanned outage at its Ashland Works blast furnace late in the third quarter 2007 that continued into the fourth quarter 2007, during which time the Company also commenced work that was to be performed during a planned fourth quarter outage to perform routine maintenance. This outage now has been completed and the Company is well into the process of ramping-up the Ashland Works blast furnace to full and normal operation. Barring any presently unexpected recurrence of the problems that led to the unplanned portion of the outage, the Company believes that any lost steel production attributable to the outage will be substantially offset by the purchase of merchant slabs. The Company does not currently anticipate that this outage will have a material financial impact on its fourth quarter results, because it expects that the business interruption costs attributable to the outage, beyond the amounts reflected in the Company’s third quarter results, will be recovered through insurance.

Combined Metals Recapitalization

The Company holds a 40% equity interest in Combined Metals of Chicago L.L.C., which is not consolidated in the Company’s financial statements. The Company has a note receivable of $35.0 due from Combined Metals and also is owed interest associated with this note. Combined Metals is negotiating with certain financial institutions to recapitalize its business and expects to complete those negotiations and close the transaction in the fourth quarter 2007. If and when successfully completed, such recapitalization is expected to result in a payment by Combined Metals to the Company of approximately $42.0, representing a partial repayment of principal and accrued interest due under the note. It is anticipated that approximately $12.0 of this payment would constitute interest income to the Company.

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

OPEB Liability

On October 8, 2007, the Company announced that it had reached a settlement of litigation filed on behalf of approximately 5,000 retirees (or their surviving spouses) of its Middletown Works by which the Company has agreed to contribute a total of $663.0 over three years to a Voluntary Employees Beneficiary Association trust (the “VEBA”) which will assume the responsibility for continuing to provide health and welfare benefits to the retirees in exchange for a complete release by the retirees of the Company’s liability and responsibility with respect to such benefits. That settlement is subject to approval by the district court presiding over the litigation. A more-detailed discussion of the Middletown Works retiree litigation and settlement is contained in Note 9 and Part II, Item 1, Legal Proceedings. Assuming that the settlement is ultimately approved by the court, the Company believes that it has substantially reduced the potential for significant future increases in the amount of its “Pension and other postretirement benefit obligations.” The Company’s obligation to provide healthcare benefits to its retirees other than the Middletown Works retirees has been substantially capped through negotiations with the various unions which represented the retirees while they were employed at the Company. Some of those caps already are effective, with the balance becoming effective by the end of 2009. Thus, the collective result of (a) transferring to a VEBA the obligation to provide healthcare benefits to the Middletown Works retirees, and (b) the caps on the obligation to provide healthcare benefits to virtually all of the Company’s other retirees is that the Company’s “Pension and other postretirement benefit obligations” should not increase significantly in the future due to future increases in health care costs. More limited increases (or decreases), however, still could result from future plan changes or changes in the assumptions which underlie the calculation of the Company’s future healthcare benefit obligations, such as with respect to future retirement dates and/or the anticipated mortality rate of retirees. The Company anticipates making its initial contribution of $468.0 to the VEBA in the first quarter of 2008.

Liquidity and Capital Resources

At September 30, 2007, the Company had total liquidity of $1,109.3, consisting of $425.6 of cash and cash equivalents and $683.7 of availability under the Company’s $850.0 five-year revolving credit facility. At September 30, 2007, there were no outstanding borrowings under the credit facility; however, availability was reduced by $166.3 due to outstanding letters of credit. Availability under the credit facility fluctuates monthly based on the varying levels of eligible collateral. The Company entered into the new credit facility in February 2007. It is secured by the Company’s inventory and accounts receivable and replaced separate inventory and accounts receivable facilities totaling $700.0.

Cash generated by operations totaled $400.3 for the nine months ended September 30, 2007. Net cash generated by the Company’s operations benefited from $131.9 of cash generated by a decrease of net working capital. The decrease in net working capital was from reduced inventory levels and higher accounts payable, partially offset by higher accounts receivable, as a result of strong quarterly sales.

The Company made early pension contributions in 2007 of $75.0 in the first quarter, $105.0 in the second quarter and $70.0 in the third quarter. These total pension trust contributions of $250.0 for 2007 increase the Company’s total contributions since 2005 to $609.0. Currently, the Company estimates required pension contributions for the years 2008 to 2010 to average approximately $150.0 to $160.0 each year. The calculation of estimated future pension contributions requires the use of assumptions concerning future events. The most significant of these assumptions relate to future investment performance of the pension funds, actuarial data relating to plan participants, and the benchmark interest rate used to discount future benefits to their present value. Because of the variability of factors underlying these assumptions, including the possibility of changes to pension legislation in the future, the reliability of estimated future pension contributions decreases as the length of time until the contributions must be made increases. The Company also anticipates making a $468.0 contribution to the Middletown Works Retiree’s VEBA trust in the first quarter of 2008 as part of the settlement reached with the class members in October 2007.

During the nine months ended September 30, 2007, cash used by investing activities totaled $55.8. Cash used included $63.5 for capital investments and $8.0 in contributions to a nonqualified pension plan, partially offset by a draw in the amount of $2.5 from the restricted funds for spending related to emission control equipment for the Middletown Works’ blast furnace and basic oxygen furnace. Also in the first nine months of 2007, $12.6 in proceeds was generated when the Company transferred support of a letter of credit from restricted cash to the Company’s credit facility. Capital spending for the year 2007 is expected to total approximately $135.0. In October 2007, the Company announced two major capital projects totaling $180.0 that will lower production costs and increase electrical steel capacity at the Company’s specialty steel operations at its Butler Works and Zanesville Works. The projects are expected to be completed by the end of 2009.

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

In the ordinary course of business, the Company is exposed to market risk for price fluctuations of raw materials and energy sources. During the first nine months of 2007, the price of natural gas, nickel, aluminum and zinc remained volatile and chrome prices increased significantly. The amount of increases in raw material costs which the Company will be able to pass on to the customer in the form of a surcharge or increased pricing is uncertain.

The Company uses cash settled commodity price swaps and/or options to hedge the price of a portion of its natural gas, nickel, aluminum and zinc requirements. The Company’s hedging strategy is designed to protect it against normal volatility. However, abnormal price increases in any of these commodity markets could negatively impact operating costs. Gains and losses from the use of these instruments are deferred in accumulated other comprehensive loss on the condensed consolidated balance sheets and recognized into cost of products sold in the same period as the underlying transaction. At September 30, 2007, accumulated other comprehensive loss included $7.1 in unrealized net of tax losses for the fair value of these derivative instruments. The following table presents the negative effect on pretax income of a hypothetical change in the fair value of derivative instruments outstanding at September 30, 2007, due to an assumed 10% and 25% decrease in the market price of each of the indicated commodities.

Commodity Derivative	10% Decrease	25% Decrease
Natural Gas	$6.3	$15.7
Zinc	0.6	1.5
Nickel	0.3	0.9

Because these instruments are structured and used as hedges, these hypothetical losses would be offset by the benefit of lower prices paid for the physical commodity. The Company currently does not enter into swap or option contracts for trading purposes.

The Company is also subject to risks of exchange rate fluctuations on a small portion of inter-company receivables that are denominated in foreign currencies. The Company occasionally uses forward currency contracts to manage exposures to certain of these currency price fluctuations. At September 30, 2007, the Company had outstanding forward currency contracts with a total notional value of $29.5 for the sale of euros. Based on the contracts outstanding at September 30, 2007, a 10% increase in the dollar to euro exchange rate would result in a $3.0 pretax loss in the value of these contracts, which would offset the income benefit of a more favorable exchange rate.

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

The following are updates to the Company’s descriptions of pending legal proceedings reported in its Annual Report on Form 10-K for the calendar year 2006:

As previously reported, on June 29, 2000, the United States filed a complaint on behalf of the EPA against AK Steel in the U.S. District Court for the Southern District of Ohio (the “Court”), Case No. C-1-00530, for alleged violations of the Clean Air Act, the Clean Water Act and the RCRA at the Middletown Works. Subsequently, the State of Ohio, the Sierra Club and the National Resources Defense Council intervened. On April 3, 2006, a proposed Consent Decree in Partial Resolution of Pending Claims (the “Consent Decree”), executed by all parties, was lodged with the Court. After a 30-day notice period, the Consent Decree was entered by the Court on May 15, 2006. Under the Consent Decree, the Company will implement certain RCRA corrective action interim measures to address polychlorinated biphenyls (“PCBs”) in sediments and soils relating to Dicks Creek and certain other specified surface waters, adjacent floodplain areas, and other previously identified geographic areas. The Company also will undertake a comprehensive RCRA facility investigation at its Middletown Works and, as appropriate, complete a corrective measures study. Under the Consent Decree, the Company paid a civil penalty of $0.46 and will perform a supplemental environmental project that will remove ozone-depleting refrigerants from certain equipment at an estimated cost of $0.85. The Company currently estimates that the cost of the remaining work required under the Consent Decree will be approximately $15.6, consisting of approximately $3.2 in capital investments and $12.4 in expenses. The Company is in the process of completing work to more definitively delineate the soils and sediments which will need to be removed under the Consent Decree. Until that process is completed, the Company cannot reliably determine whether the actual cost of the work required under the Consent Decree will exceed the amount presently accrued. If there are additional costs, the Company does not anticipate at this time that they will have a material financial impact on the Company. The Company cannot reliably estimate at this time the timeframe during which the accrued or potential additional costs would be incurred.

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

As previously reported, the litigation between AK Steel and the Armco Employees Independent Federation (the “AEIF”, and following a National Labor Relations Board election in July 2006, now the International Association of Machinists Local Lodge 1943), relating to the suspension by AK Steel of the minimum base force guarantee contained in the prior collective bargaining agreement at Middletown Works, was jointly dismissed with prejudice on March 19, 2007.

Middletown Works Retiree Healthcare Benefits Litigation

On June 1, 2006, AK Steel notified approximately 4,600 of its current retirees (or their surviving spouses) who formerly were hourly and salaried members of the Armco Employees Independent Federation (“AEIF”) that AK Steel was terminating their existing healthcare insurance benefits plan and implementing a new plan more consistent with current steel industry practices which would require the retirees to contribute to the cost of their healthcare benefits, effective October 1, 2006. On July 18, 2006, a group of nine former hourly and salaried members of the AEIF filed a purported class action (the “Retiree Action”) in the United States District Court for the Southern District of Ohio (the “Court”), Case No. 1-06CV0468, alleging that AK Steel did not have a right to make changes to their healthcare benefits. The named plaintiffs in the Retiree Action seek injunctive relief (including an order retroactively rescinding the changes) and unspecified monetary relief for themselves and the other members of the putative class. On August 4, 2006, the plaintiffs in the Retiree Action filed a motion for a preliminary injunction seeking to prevent AK Steel from implementing the previously announced changes to healthcare benefits with respect to the AEIF-represented hourly employees. AK Steel opposed that motion, but on September 22, 2006 the trial court issued an order granting the motion. On that same day, AK Steel filed a notice of appeal to the United States Court of Appeals for the Sixth Circuit seeking a reversal of the decision to grant the preliminary injunction. While the appeal was pending, however, the Company announced on October 8, 2007 that it had reached a tentative settlement of the claims of the retirees in the Retiree Action. Accordingly, on October 18, 2007, the pending appeal from the preliminary injunction was dismissed at the request of the parties.

The tentative settlement is subject to approval by the Court. In connection with that settlement, on October 25, 2007, the plaintiffs filed a renewed motion for class certification and on October 26, 2007, AK Steel filed a response to that motion. On October 25, 2007, the parties filed a joint motion asking the Court to approve the settlement. Notice of the settlement will be sent to all retirees or their surviving spouses who would be covered by the terms of the settlement (hereinafter referred to collectively as the “Class Members”). The number of Class Members has increased to approximately 5,000 since the original notification of the benefit changes was sent on June 1, 2006. With dependents of the Class Members, the total number of persons covered by the settlement is approximately 8,300. The Class Members will be given the opportunity to object to the settlement in writing and at a hearing conducted by the Court to determine whether to approve the settlement. While the date of that hearing will be at the discretion of the Court, AK Steel presently anticipates that it will occur during the first quarter of 2008. The Court will decide after the hearing whether or not to approve the settlement.

Under terms of the settlement, if approved, AK Steel will transfer to a Voluntary Employees Beneficiary Association trust (the “VEBA”) all post employment benefit obligations (the “OPEB Obligations”) owed to the Class Members under the Company’s applicable health and welfare plans. The VEBA will be utilized to fund the future OPEB Obligations to the Class Members. AK Steel will initially fund the VEBA with a contribution of $468.0 in cash, with three subsequent annual cash contributions of $65.0 each, for a total of $663.0. Under the terms of the settlement, AK Steel will have no further liability for any OPEB Obligations to the Class Members.

If the Court does approve the settlement, AK Steel is obligated to make the initial cash payment of $468.0 to the VEBA within two business days after entry of the judgment (the “Judgment”) approving the settlement. Claims for health and welfare benefits incurred after the effective date of the settlement will be the responsibility of the VEBA. After the effective date of the settlement, Trustees of the VEBA will determine the scope of the benefits to be provided to the Class Members.

A Judgment approving the settlement may be appealed to the United States Court of Appeals for the Sixth Circuit. In the event of such an appeal, the VEBA will continue to be responsible for the OPEB Obligations to the Class Members during the pendency of the appeal. If such an appeal is still pending at the time the next payment is due from AK Steel to the VEBA under the terms of the settlement, the funds which otherwise would have been paid to the VEBA will be placed into an escrow account to be invested by the Trustees of the VEBA. If the Judgment is affirmed on appeal, the funds placed into the escrow account, including interest or other earnings, will be paid to the VEBA. If, however, the Judgment is reversed, modified or vacated as a result of the appeal in such a way as to place the responsibility on AK Steel for payment of all of the OPEB Obligations to Class Members, then all of the monies placed into the escrow account, including interest or other earnings, will revert to AK Steel. In addition, under those circumstances, the Company will be immediately designated as the sole fiduciary controlling the VEBA and all assets of the VEBA will be subject to, and payable in connection with, any health or welfare plans maintained and controlled by AK Steel for the benefit of any of its employees or retirees, not just the Class Members. In the event of a reversal, modification or vacation of the Judgment that results in only part of the OPEB Obligations returning to the responsibility of AK Steel, then AK Steel will be designated as the sole fiduciary with respect to an appropriate pro-rata share of the VEBA assets relative to the portion of the OPEB Obligations for which AK Steel has resumed responsibility.

As of September 30, 2007, the Company’s total OPEB liability for all of its retirees was approximately $2.1 billion. If and when the Judgment approving the settlement is entered, the Company’s total OPEB liability (prior to any funding of the VEBA) is projected to be reduced to approximately $1.7 billion. Once the settlement is final and no longer subject to appeal, the Company’s only remaining liability with respect to the OPEB Obligations to the Class Members will be to contribute whatever portion of the $663.0 due to the VEBA that has not yet been paid. The Company will have no other liability or responsibility with respect to OPEB Obligations to the Class Members. After payment of the initial and subsequent annual contributions due to the VEBA under the terms of the settlement, the Company’s total OPEB liability will be further reduced by the amount of each payment. In total, it is expected that the $663.0 settlement with the Class Members ultimately will reduce the Company’s total OPEB liability of $2.1 billion as of September 30, 2007 by approximately $1.0 billion.

As noted above, if the Judgment is not affirmed on appeal, the result will be that the Company resumes responsibility, in whole or in part (depending upon the terms of the judicial decision reversing, vacating or modifying the Judgment) for the OPEB Obligations to some or all of the Class Members. Under such circumstances, the Company’s total OPEB liability would increase accordingly, but the Company cannot reliably project at this time the amount of that increase because it is dependent upon the specific terms of the judicial decision. At that point, as to any such OPEB Obligations for which the Company has resumed responsibility as a result of the judicial decision, AK Steel may restart the retiree litigation and seek to judicially enforce what it continues to believe is its contractual right to unilaterally reduce, or even completely eliminate, OPEB benefits provided to any Class Members as to whom the settlement no longer applies.

Item 1A.	Risk Factors.

The Company cautions readers that its business activities involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management. The following are updates to the Company’s descriptions of risk factors reported in its Annual Report on Form 10-K for the calendar year 2006:

•

Risk of reduced domestic automotive production. Although reduced from prior years, the automotive market remains a key element of the Company’s business, representing approximately 41% of its sales in the first nine months of 2007. Total North American light vehicle production in 2007 currently is projected to be approximately 15.1 million units, down slightly from the 2006 production level of 15.3 million units. If North American automotive production, in general, or by one or more of the Company’s major domestic customers in particular, were to be reduced significantly, it likely would negatively affect the Company’s sales and financial results. Such a reduction in automotive production could be caused by a labor dispute between a customer of the Company and the union representing that customer’s employees. The Company understands that a labor contract of one of its major domestic automotive customers expired in September 2007 and to date that customer has not reached a new labor agreement with the union representing its hourly employees.

•

Risk of changes in the cost of raw materials and energy. Approximately 60% of the Company’s shipments are pursuant to contracts having durations of six months or more. Approximately 55% of the Company’s shipments to contract customers include variable pricing mechanisms to adjust the price or to impose a surcharge based upon changes in certain raw material costs, while others contain fixed prices that do not allow a direct pass through of raw material cost increases. Thus, the price at which the Company sells steel will not necessarily change in tandem with changes in its raw material and energy costs. As a result, a significant increase in raw material or energy costs could adversely impact the Company’s financial results. The Company’s total raw material and energy costs have increased significantly during the past several years and early indications are that they will increase again in 2008, particularly with respect to iron ore. Recently published reports have indicated that there is a substantial risk of a significant increase in iron ore prices in 2008. Moreover, the Company’s total costs for iron ore will increase in 2008 due to new pricing terms with a major supplier regardless of whether there is an increase in the world price for iron ore.

Item 2.	Unregistered Sales of Securities and Use of Proceeds.

There were no unregistered sales of equity securities in the quarter ended September 30, 2007.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
July 1 through 31, 2007	1,408	$39.79	0
August 1 through 31, 2007	—	—	0
September 1 through 30, 2007	—	—	0

Total	1,408	$39.79	0	$59.5

(1)	During the quarter, the Company repurchased shares of common stock owned by participants in its restricted stock awards program under the terms of its Stock Incentive Plan. In order to satisfy the requirement that an amount be withheld that is sufficient to pay federal, state and local taxes due upon the vesting of the restricted stock, employees are permitted to have the Company withhold shares having a fair market value equal to the tax which could be imposed on the transaction. The Company repurchases the withheld shares at the quoted average of high and low prices on the day the shares are withheld.
(2)	On April 25, 2000, the Company announced that its Board of Directors had authorized the Company to repurchase, from time to time, up to $100.0 of its outstanding equity securities. The Company has not repurchased its stock under this program since the third quarter of 2000.

The declaration and payment of cash dividends are also subject to the restrictions imposed by the senior debt covenant referred to in the preceding paragraph. Under the senior debt covenant, the payment of future dividends is subject to a formula that reflects cumulative net earnings. As a result of cumulative losses recorded over the last several years, the Company was not permitted under that formula to pay a cash dividend on its common stock. During the third quarter 2007, the cumulative losses calculated under the formula were eliminated due to the improved financial performance of the Company. Accordingly, the senior debt covenant no longer restricts the Company from paying a cash dividend. Under the $850.0 asset-based revolving credit facility, dividends are not restricted unless availability falls below $150.0, at which point dividends would be limited to $12.0 annually. Currently, the availability under the asset-based revolving credit facility exceeds $150.0.

Item 6.	Exhibits.

Exhibit 10.1.	Executive Minimum and Supplemental Retirement Plan (as amended and restated as of October 18, 2007).

Exhibit 10.2.	Executive Deferred Compensation Plan (as amended and restated as of October 18, 2007).

Exhibit 10.3.	Directors’ Deferred Compensation Plan (as amended and restated as of October 18, 2007).

Exhibit 10.4.	Second Amendment to the AK Steel Holding Corporation Stock Incentive Plan (as amended and restated as of January 20, 2005).

Exhibit 10.5.	Supplemental Thrift Plan (as amended and restated as of October 18, 2007).

Exhibit 10.6.	First Amendment to the AK Steel Corporation Long-Term Performance Plan (as amended and restated as of March 17, 2005).

Exhibit 10.7.	Form of First Amendment to the AK Steel Holding Corporation Executive Officer Severance Agreement.

Exhibit 10.8.	Form of First Amendment to the AK Steel Holding Corporation Executive Officer Change of Control Agreement.

Exhibit 31.1.	Section 302 Certification of Chief Executive Officer

Exhibit 31.2.	Section 302 Certification of Chief Financial Officer

Exhibit 32.1.	Section 906 Certification of Chief Executive Officer

Exhibit 32.2.	Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the following duly authorized persons.

AK Steel Holding Corporation
(Registrant)

Date: November 6, 2007	/s/ ALBERT E. FERRARA, JR.
Albert E. Ferrara, Jr.
Vice President, Finance and Chief Financial Officer

Date: November 6, 2007	/s/ ROGER K. NEWPORT
Roger K. Newport
Controller and Chief Accounting Officer