Form 10-K
period 2007-12-31
AK STEEL HOLDING CORP
filed 2008-02-26
CIK 918160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007.

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File No. 1-13696.

AK STEEL HOLDING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	31-1401455
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9227 Centre Pointe Drive, West Chester, Ohio	45069
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (513) 425-5000.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock $.01 Par Value	New York Stock Exchange

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

Aggregate market value of the registrant’s voting stock held by non-affiliates at June 30, 2007: $4,128,824,301.

At February 22, 2008, there were 111,912,162 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant’s definitive proxy statement for the annual meeting of stockholders, (the “2008 Proxy Statement”), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2007.

AK Steel Holding Corporation

i

(Dollars in millions, except per share and per ton amounts)

PART I

Item 1.	Business.

Operations Overview

AK Steel Holding Corporation (“AK Holding”) is a corporation formed under the laws of Delaware in 1993 and is a fully-integrated producer of flat-rolled carbon, stainless and electrical steels and tubular products through its wholly-owned subsidiary, AK Steel Corporation (“AK Steel” and, together with AK Holding, the “Company”). AK Steel is the successor through merger to Armco Inc., which was formed in 1900.

The Company’s operations consist of seven steelmaking and finishing plants located in Indiana, Kentucky, Ohio and Pennsylvania that produce flat-rolled carbon steels, including premium quality coated, cold-rolled and hot-rolled products, and specialty stainless and electrical steels that are sold in slab, hot band, and sheet and strip form. The Company’s operations also include AK Tube LLC (“AK Tube”), which further finishes flat-rolled carbon and stainless steel at two tube plants located in Ohio and Indiana into welded steel tubing used in the automotive, large truck and construction markets. In addition, the Company’s operations include European trading companies that buy and sell steel and steel products and other materials.

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

The Company sells its stainless steel products to manufacturers and their suppliers in the automotive industry, to manufacturers of food handling, chemical processing, pollution control, medical and health equipment and to distributors and service centers. The Company sells electrical steels, which are iron-silicon alloys with unique magnetic properties, primarily to manufacturers of power transmission and distribution transformers and electrical motors and generators.

The Company’s automotive sales declined to approximately 40% of the Company’s total sales in 2007, compared to 41% in 2006. The relative decline in automotive sales is principally the result of an increase in revenues for electrical and stainless products as a result of higher prices and sales of higher-end electrical products. The Company’s appliance, industrial machinery and equipment, and construction market sales decreased to 26% of the Company’s total sales in 2007, compared to 29% in 2006. This decline is the result of weak appliance and housing market conditions and also reflects an increase in revenues in the distributors, service center and converters market. The following table sets forth the percentage of the Company’s net sales attributable to various markets:

	Years Ended December 31,
	2007	2006	2005
Automotive	40%	41%	45%
Appliance, Industrial Machinery and Equipment, and Construction	26%	29%	25%
Distributors, Service Centers and Converters	34%	30%	30%

AK Steel is a major supplier to the domestic automotive industry, including foreign-based manufacturers with plants in the United States. The Company’s sales to General Motors Corporation, the Company’s largest customer, accounted for approximately 13% of its net sales in 2005, and less than 10% in 2007 and 2006. No other customer accounted for more than 10% of the Company’s net sales during 2007, 2006 or 2005. The Company’s relationship with General Motors is solely that of a supplier in the ordinary course of business. If General Motors were to elect to source more of its purchases of steel from other steel producers in the future, management believes that any material change in purchases would be phased in over a multi-year period. Management further believes that such a decrease in sales to General Motors would be offset, to a material extent, by sales to new customers and increased sales to other existing customers. If, however, these expectations prove incorrect, the Company’s operating results could be materially adversely affected by a significant decrease in sales to General Motors.

The Company is a party to contracts with all of its major automotive and most of its appliance industry customers. The term of most of these contracts is one year. These contracts set forth prices to be paid for each product during their term. Approximately 70% of the Company’s shipments to contract customers permit price adjustments to reflect changes in prevailing market conditions or certain energy and raw material costs. Approximately 60% of the Company’s shipments of flat-rolled steel products in 2007 were made to contract customers, and the balance of the Company’s shipments were made in the spot market at prevailing prices at the time of sale.

Raw Materials and Other Inputs

The principal raw materials required for the Company’s steel manufacturing operations are iron ore, coal, coke, chrome, nickel, silicon, molybdenum, zinc, limestone, and carbon and stainless steel scrap. The Company also uses large volumes of natural gas, electricity and oxygen in its steel manufacturing operations. In addition, the Company routinely purchases approximately 500,000 to 700,000 tons of carbon steel slabs from other steel producers to supplement the production from its own steelmaking facilities. The Company makes most of its purchases of coal, iron ore, coke and limestone at negotiated prices under annual and multi-year agreements. The Company typically makes purchases of carbon steel slabs, carbon and stainless steel scrap, natural gas and other raw materials at prevailing market prices, which are subject to price fluctuations in accordance with supply and demand. The Company enters into financial instruments designated as hedges with respect to the purchases of natural gas and certain raw materials, the prices of which may be subject to volatile fluctuations.

The Company believes that it currently has adequate sources of supply for its raw material and energy requirements for 2008. The Company has secured adequate sources of iron ore for all of its anticipated iron ore needs through 2012. To the extent that multi-year contracts are available in the marketplace, the Company has secured adequate sources of supply to satisfy other key raw materials needs for the next three to five years. Where multi-year contracts are not available, the Company continues to seek to secure the remainder of its raw materials needs through annual contracts or spot purchases. In 2007, market conditions affecting certain key raw materials such as carbon scrap, nickel, chrome, zinc, and iron ore substantially increased the costs of these raw materials.

The Company continues to attempt to reduce the risk of supply shortages by entering into multi-year supply contracts and by evaluating alternative sources and substitute materials. The potential exists, however, for production disruptions due to shortages of raw materials in the future. If such a disruption were to occur, it could have a material impact on the Company’s financial condition, operations and cash flow.

Research and Development

The Company conducts a broad range of research and development activities aimed at improving existing products and manufacturing processes and developing new products and processes. Research and development costs incurred in 2007, 2006 and 2005 were $8.0, $6.6 and $6.7, respectively.

Employees

At December 31, 2007, the Company’s operations included approximately 6,900 employees, of which approximately 5,150 are represented by labor unions under various contracts that will expire in the years 2008 through 2013. See discussion under Labor Agreements in the Liquidity and Capital Resources section below for detailed information on these agreements.

Competition

The Company competes with domestic and foreign flat-rolled carbon, stainless and electrical steel producers (both integrated steel producers and mini-mill producers) and producers of plastics, aluminum and other materials that can be used in lieu of flat-rolled steels in manufactured products. Mini-mills generally offer a narrower range of products than integrated steel mills, but can have some competitive cost advantages as a result of their different production processes and typically non-union work forces. Price, quality, on-time delivery and customer service are the primary competitive factors in the steel industry and vary in relative importance according to the category of product and customer requirements.

Domestic steel producers face significant competition from foreign producers. For a variety of reasons, these foreign producers generally are able to sell products in the United States at prices substantially lower than domestic producers. These reasons include lower labor, raw material, energy and regulatory costs, as well as significant government subsidies and preferential trade practices in their home countries. The annual level of imports of foreign steel into the United States also is affected to varying degrees by the relative strength or weakness of the U.S. dollar against various foreign currencies. During 2007, major foreign currencies, in particular the euro, were particularly strong relative to the U.S. dollar, which likely increased the cost of foreign steel for U.S. buyers. Due in part to that strength, U.S. imports of finished steel decreased during 2007 from the record level of 2006 and accounted for approximately 25% of domestic steel market demand in 2007. By comparison, imports of finished steel accounted for approximately 28% and 22%, respectively, of domestic steel demand in 2006 and 2005.

For many years, numerous foreign steel producers exporting products to the United States have been found to be in violation of U.S. trade laws, and have been subject to countervailing duties and anti-dumping duties imposed by order of the International Trade Commission (the “ITC”) of the United States. Such orders typically are scheduled for periodic reviews on a schedule established by the ITC. In November 2006, the ITC issued a decision in such a review which discontinued antidumping and countervailing duties on, among other products, corrosion resistant flat-rolled steel products imported from Australia, Canada, France and Japan, while allowing such duties to continue for another five years with respect to such products imported from Germany and Korea. The Company was a party to that review and vigorously argued for a continuation of all of the duties. The decision by the ITC to end the duties on corrosion resistant steel from the four countries noted above eventually could result in an increase in the volume of such steel products imported into the United States from those countries. That increase in supply could result in a reduction in the general pricing of such products from all producers. Because a significant portion of the steel products produced and sold by the Company consists of various types of corrosion resistant flat-rolled steel products, such a result has the potential to negatively impact the Company’s net sales and thus its income and cash flow. Appeals were filed following the ITC’s decision. At this time, the Company can neither predict the outcome of such appeals nor reliably estimate the extent of the future competitive impact, if any, on the Company of the discontinuation of antidumping and countervailing duties on corrosion resistant flat steel products from Australia, Canada, France and Japan.

The Company’s ability to compete has been negatively impacted by the bankruptcies of numerous domestic steel companies, including several former major competitors of the Company, and the subsequent and continuing global steel industry consolidation. Those bankruptcies facilitated the global consolidation of the steel industry by enabling other entities to purchase and operate the facilities of the bankrupt steel companies without accepting any responsibility for most, and in some instances any, pension or healthcare obligations to the retirees of the bankrupt companies. In contrast, the Company has continued to provide pension and healthcare benefits to its retirees, resulting in a competitive disadvantage compared to other domestic integrated steel companies and mini-mills that do not provide such benefits to any or most of their retirees. Since the fall of 2003, when new management was put in place, the Company has made an intensive effort to reduce this employment cost competitive disadvantage as it negotiates new collective bargaining agreements with all of the unions representing the hourly employees at all of its facilities.

Since the fall of 2003, the Company has negotiated progressive new labor agreements that have significantly reduced total employment costs at all of its represented facilities, including Middletown Works where the Company ended a one-year lockout of the represented hourly employees upon successful negotiation of a new labor contract in March 2007. The new labor agreements have increased the Company’s ability to compete in the highly competitive global steel market while, at the same time, enhancing the ability of the Company to continue to support its retirees’ pension and healthcare needs.

Environmental

Environmental Compliance

Domestic steel producers, including AK Steel, are subject to stringent federal, state and local laws and regulations relating to the protection of human health and the environment. Over the past three years, the Company has expended the following for environmental-related capital investments and environmental compliance costs:

	Years Ended December 31,
	2007	2006	2005
Environmental-related capital investments	$2.4	$9.6	$33.3
Environmental compliance costs	122.8	125.5	109.0

Environmental compliance costs decreased slightly in 2007 from 2006 due primarily to lower costs for maintenance and natural gas costs at Ashland Works coke plant, but were still higher than in 2005 due to continued higher spending to comply with Maximum Achievable Control Technology (“MACT”) standards following the installation and startup in 2006 of the new pollution control equipment at Middletown Works referred to below. Except as expressly noted below, management does not anticipate any material impact on the Company’s recurring operating costs or future profitability as a result of its compliance with current environmental regulations. Moreover, because all domestic steel producers operate under the same set of federal environmental regulations, management believes that the Company is not disadvantaged relative to its domestic competitors by its need to comply with these regulations.

Environmental-related capital expenditures decreased in 2007 due primarily to higher than normal spending in 2006 and 2005 for pollution control equipment for the blast furnace and basic oxygen furnace at Middletown Works. As previously reported, the United States Environmental Protection Agency (“EPA”) published its final MACT rules for integrated iron and steel manufacturing facilities in the Federal Register on May 20, 2003. Pursuant to these rules, any existing affected source was required to have pollution control equipment necessary to comply with the MACT rules installed and operating by May 22, 2006. The blast furnace and basic oxygen furnaces at the Company’s Middletown Works are affected sources subject to the new MACT rules. The Company timely completed the installation and startup of the first phase of this project in May 2005 at its blast furnace and the second phase in April 2006 at its basic oxygen furnaces. Testing to demonstrate compliance with the MACT requirements was completed during 2007. The result of that testing confirmed compliance with the MACT rules. The three-year capital cost (2004-2006) of such compliance was approximately $65.0. Prior to successful completion of the Company’s compliance testing, the Hamilton County Department of Environmental Services issued two Notices of Violation (“NOV”s) alleging failure of one of the basic oxygen furnaces to achieve timely compliance with the MACT rules. See discussion below under “Environmental Proceedings.”)

Environmental Remediation

AK Steel and its predecessors have been conducting steel manufacturing and related operations for more than 107 years. Although the Company believes its operating practices have been consistent with prevailing industry standards during this time, hazardous materials may have been released at one or more operating sites, including sites that the Company no longer owns. The Company has estimated potential remediation expenditures for those sites where future remediation efforts are probable based on identified conditions, regulatory requirements or contractual obligations arising from the sale of a business or facility.

Pursuant to the Resource Conservation and Recovery Act (“RCRA”), which governs the treatment, handling and disposal of hazardous waste, the EPA and authorized state environmental agencies may conduct inspections of RCRA regulated facilities to identify areas where there have been releases of hazardous waste or hazardous constituents into the environment and may order the facilities to take corrective action to remediate such releases. AK Steel’s major steelmaking facilities are subject to RCRA inspections by environmental regulators. While the Company cannot predict the future actions of these regulators, it is possible that they may identify conditions in future inspections of these facilities which they believe require corrective action.

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

Environmental Proceedings

On September 30, 1998, AK Steel received an order from the EPA under Section 3013 of RCRA requiring it to develop a plan for investigation of eight areas of Mansfield Works that allegedly could be sources of contamination. A site investigation began in November 2000 and is continuing. AK Steel cannot reliably estimate at this time how long it will take to complete this site investigation. AK Steel currently has accrued approximately $2.1 for the projected cost of the study at Mansfield Works. Until the site investigation is completed, AK Steel cannot reliably estimate the additional costs, if any, associated with any potentially required remediation of the site or the timeframe during which these potential costs would be incurred.

On October 9, 2002, AK Steel received an order from the EPA under Section 3013 of RCRA requiring it to develop a plan for investigation of several areas of Zanesville Works that allegedly could be sources of contamination. A site investigation began in early 2003 and is continuing. AK Steel estimates that it will take approximately two more years to complete this site investigation. AK Steel currently has accrued approximately $1.0 for the projected cost of the study and remediation at Zanesville Works. Until the site investigation is completed, AK Steel cannot reliably estimate the additional costs, if any, associated with any potentially required remediation of the site or the timeframe during which these potential costs would be incurred.

On November 26, 2004, Ohio EPA issued an NOV for alleged waste violations associated with an acid leak at AK Steel’s Coshocton Works. In November 2007, Ohio EPA and AK Steel reached an agreement to resolve this NOV. Pursuant to that agreement, AK Steel will implement an inspection program, conduct an investigation of the area where the acid leak occurred, submit a closure plan, and, upon approval from Ohio EPA, implement that closure plan. Also, AK Steel has agreed to pay a civil penalty of twenty-eight thousand dollars and to fund a supplemental environmental project in the amount of seven thousand dollars. Until the investigation is completed and a closure plan is approved, AK Steel cannot reliably estimate the costs associated with closure or the timeframe during which the closure costs will be incurred.

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

The Hamilton County Department of Environmental Services (“HCDES”) issued two NOVs, one on June 19, 2007 and one on June 27, 2007, each alleging that one of the basic oxygen furnaces at the Company’s Middletown Works failed to meet the MACT requirements. AK Steel is investigating these claims and is working with HCDES to attempt to resolve them. AK Steel believes it will reach a settlement in this matter that will not have a material financial impact on the Company, but cannot be certain that a settlement will be reached. If a settlement is reached, the Company cannot reliably estimate at this time how long it will take to reach such a settlement or what its terms might be. AK Steel will vigorously contest any claims which cannot be resolved through a settlement. Until it has reached a settlement with HCDES or the claims that are the subject of the NOVs are otherwise resolved, AK Steel cannot reliably estimate the costs, if any, associated with any potentially required operational changes at the furnace or the timeframe over which any potential costs would be incurred.

On July 23, 2007, the EPA issued an NOV with respect to the Coke Plant at AK Steel’s Ashland Works alleging violations of pushing and combustion stack limits. The Company is investigating this claim and is working with the EPA to attempt to resolve it. AK Steel believes it will reach a settlement in this matter that will not have a material financial impact on AK Steel, but cannot be certain that a settlement will be reached. If a settlement is reached, the Company cannot reliably estimate at this time how long it will take to reach such a settlement or what its terms might be. AK Steel will vigorously contest any claims which cannot be resolved through a settlement. Until it has reached a settlement with the EPA or the claims that are the subject of the NOV are otherwise resolved, AK Steel cannot reliably estimate the costs, if any, associated with any potentially required operational changes at the batteries or the timeframe over which any potential costs would be incurred.

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

The Company cautions readers that its business activities involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management. The most significant of those risks are:

•

Risk of reduced selling prices and shipments associated with a cyclical industry.    Historically, the steel industry has been a cyclical industry. A downturn in the domestic or global economy could adversely affect demand for the Company’s products, which likely would result in lower prices and shipments for such products. Such lower prices and shipments could impact the Company’s sales to the spot market or its efforts to negotiate higher prices with its contract customers.

•

Risk of reduced demand in key product markets.    Although reduced from prior years, the automotive and housing markets remain a key element of the Company’s business. Both markets have suffered recently from an economic downturn. If North American automotive production, in general, or by one or more of the Company’s major automotive customers in particular, were to be further reduced significantly as a result of this economic downturn, it likely would negatively affect the Company’s sales, financial results and cash flows. Similarly, if demand for the Company’s products sold to the housing market were to be further reduced significantly, it could negatively affect the Company’s sales, financial results and cash flows.

•

Risk of increased global steel production and imports.    Actions by the Company’s foreign or domestic competitors to increase production in and/or exports to the United States could result in an increased supply of steel in the United States, which could result in lower prices for the Company’s products. In fact, significant planned increases in production capacity in the United States have been announced by competitors of the Company. In addition, foreign competitors, especially those in China, have substantially increased their production capacity in the last few years. This increased foreign production has contributed to an historically high level of imports of foreign steel into the United States. A 2006 decision by the International Trade Commission (the “ITC”) has increased the risk that a high level of imports will continue. That decision discontinued antidumping and countervailing duties on, among other products, corrosion resistant flat steel products imported from Australia, Canada, France and Japan, while allowing such duties to continue for another five years with respect to such products imported from Germany and Korea. The decision by the ITC to end the duties on corrosion resistant steel from the four countries noted above eventually could result in an increase in the volume of such steel products imported into the United States, which could result in a reduction in the pricing of such products. Because a significant portion of the steel products produced and sold by the Company consists of various types of corrosion resistant flat steel products, such a result has the potential to negatively impact the Company’s net sales and thus its income and cash flows. Appeals were filed following the ITC’s decision. At this time, the Company can neither predict the outcome of such appeals nor reliably estimate the future financial impact, if any, on the Company of the discontinuation of antidumping and countervailing duties on corrosion resistant flat steel products from Australia, Canada, France and Japan.

•

Risk of changes in the cost of raw materials and energy.    Approximately 60% of the Company’s shipments are pursuant to contracts having durations of six months or more. Approximately 70% of the Company’s shipments to contract customers include variable pricing mechanisms to adjust the price or to impose a surcharge based upon changes in certain raw material and energy costs, while others contain fixed prices that do not allow a pass through of all of the raw material and energy cost increases. Approximately 40% of the Company’s shipments are in the spot market, therefore pricing for these products fluctuates regularly based on prevailing market conditions. Thus, the price at which the Company sells steel will not necessarily change in tandem with changes in its raw material and energy costs. As a result, a significant increase in raw material or energy costs could adversely impact the Company’s financial results. The Company’s total raw material and energy costs have increased significantly during the past several years and early indications are that they will increase again in 2008, particularly with respect to iron ore. Recently published reports have indicated that there is a substantial risk of a significant increase in iron ore prices in 2008. Moreover, the Company’s total costs for iron ore will increase in 2008 due to new pricing terms with a major supplier regardless of whether there is an increase in the world price for iron ore.

•

Risk of production disruption at the Company.    The Company operates its facilities at production levels at or near capacity. High levels of production are important to the Company’s financial results because they enable the Company to spread its fixed costs over a greater number of tons. Production disruptions could result in material negative impacts to the Company’s operations and financial results. Such production disruptions could be caused by unanticipated plant outages, equipment failures, transportation disruptions, or unanticipated disruptions in the supply of, or poor quality of, raw materials, particularly scrap, coal, coke, iron ore, alloys and purchased carbon slabs, or in the supply of natural gas or other industrial gases.

•

Risks associated with the Company’s healthcare obligations.    The Company provides healthcare coverage to its active employees and its retirees, as well as to certain members of their families. The Company is self-insured with respect to substantially all of its healthcare coverage. While the Company has mitigated its exposure to rising healthcare costs through cost sharing and healthcare cost caps, the cost of providing such healthcare coverage is greater on a relative basis for the Company than for other steel companies against whom the Company competes which either provide a lesser level of benefits, require that their participants pay more for the benefits they receive, or do not provide coverage to as broad a group of participants (e.g. they do not provide retiree healthcare benefits). To try to reduce this competitive cost disadvantage, the Company entered into a settlement with a class of retirees from its Middletown Works which would result in the responsibility for future healthcare benefits to such class members being assumed by a Voluntary Employee Beneficiary Association to be funded by the Company. That settlement was approved by a federal court in Cincinnati, Ohio on February 21, 2008. For a more detailed description of this settlement, see the discussion in the Legal Proceedings section below. In the event of an appeal, a failure of the appellate court to approve the settlement would result in the Company reverting to a more significant cost disadvantage relative to its competitors. This competitive disadvantage could be compounded by an escalation in medical cost trend rates that affects active employee and retiree benefit expenses. This would adversely affect the Company’s financial results and could adversely affect the long-term ability of the Company to provide future healthcare benefits.

•

Risks associated with the Company’s pension obligations.    The Company’s pension trust is currently underfunded to meet its long-term obligations, primarily as a result of below-expectation investment returns in the early years of this decade, as well as falling interest rates over that same period. The extent of underfunding is directly affected by changes in interest rates and asset returns in the securities markets. It is also affected by the rate and age of employee retirements, along with other actuarial experiences compared to projections. These items affect pension plan assets and the calculation of pension and other postretirement benefit obligations and expenses. Such changes could increase the cost to the Company of those obligations, which could have a material adverse affect on the Company’s results and its ability to meet those obligations. In addition, changes in the law, rules, or governmental regulations with respect to pension funding also could materially and adversely affect the cash flow of the Company to meet its pension and other benefit obligations.

•

Risks associated with major litigation, arbitrations, environmental issues and other contingencies.    The Company has described several significant legal and environmental proceedings in Items 1 and 3 of this report. An adverse result in one or more of those proceedings could negatively impact the Company’s financial results and cash flows.

•

Risks associated with environmental compliance.    Due to the nature and extent of environmental issues affecting the Company’s operations and obligations, changes in application or scope of environmental regulations applicable to the Company could have a significant adverse impact on the Company’s operations and financial results and cash flows.

•

Risks associated with climate change and greenhouse gas emission limitations.    The United States has not ratified the 1997 Kyoto Protocol Treaty (the “Kyoto Protocol”) and the Company does not produce steel in a country which has ratified that treaty. Negotiations for a treaty which would succeed the Kyoto Protocol are ongoing and it is not known yet what the terms of that successor treaty ultimately will be or if the United States will ratify it. It appears, however, that limitations on greenhouse gas emissions may be imposed in the United States at some point in the future through federally enacted legislation. If such legislation is enacted, the Company anticipates incurring increased energy, environmental and other costs in order to comply with the limitations imposed on greenhouse gas emissions. In addition, depending upon whether similar limitations are imposed globally, the legislation could negatively impact the Company’s ability to compete with foreign steel companies situated in areas not subject to such limitations. Unless and until the legislation is enacted and its terms are known, however, the Company cannot reasonably or reliably estimate the impact of such legislation on its financial condition, operating performance or ability to compete.

While the previously listed items represent the most significant risks to the Company, the Company regularly monitors and reports all risks to Management by means of a formal Total Enterprise Risk Management program.

Item 1B.	Unresolved Staff Comments.

The Company has no unresolved Securities and Exchange Commission staff comments.

Item 2.	Properties.

The Company’s corporate headquarters are located in West Chester, Ohio. The Company is leasing the building in West Chester, but has an option to purchase the building in early 2009. The initial term of the lease for the building is twelve years (subject to the purchase option), with two five-year options to extend the lease. The Company continues to own its former headquarters building and the property on which it is located, but is assessing its options of the future uses of the building. Steelmaking, finishing and tubing operations are conducted at nine facilities located in Indiana, Kentucky, Ohio and Pennsylvania. All of these facilities are owned by the Company, either directly or through wholly-owned subsidiaries.

Middletown Works is situated on approximately 2,400 acres in Middletown, Ohio. It consists of a coke facility, blast furnace, basic oxygen furnace and continuous caster for the production of carbon steel. Also located at the Middletown site are a hot rolling mill, cold rolling mill, two pickling lines, four annealing facilities, two temper mills and three coating lines for finishing the product.

Ashland Works is located on approximately 600 acres in Ashland, Kentucky. It consists of a coke facility, blast furnace, basic oxygen furnace and continuous caster for the production of carbon steel. A coating line at Ashland also helps to complete the finishing operation of the material processed at the Middletown plant.

Rockport Works is located on approximately 1,700 acres near Rockport, Indiana. The 1.7 million square-foot plant consists of a state-of-the-art continuous cold rolling mill, a continuous hot-dip galvanizing and galvannealing line, a continuous carbon and stainless steel pickling line, a continuous stainless steel annealing and pickling line, hydrogen annealing facilities and a temper mill.

Butler Works is situated on approximately 1,300 acres in Butler, Pennsylvania. The 3.5 million square-foot plant produces stainless, electrical and carbon steel. Melting takes place in three electric arc furnaces that feed an argon-oxygen decarburization unit. These units feed two double strand continuous casters. The Butler Works also includes a hot rolling mill, annealing and pickling units and two fully automated tandem cold rolling mills. It also has various intermediate and finishing operations for both stainless and electrical steels.

Coshocton Works is located on approximately 650 acres in Coshocton, Ohio. The 570,000 square-foot stainless steel finishing plant containing two Sendzimer mills and two Z-high mills for cold reduction, four annealing and pickling lines, nine bell annealing furnaces, four hydrogen annealing furnaces, two bright annealing lines and other processing equipment, including temper rolling, slitting and packaging facilities.

Mansfield Works is located on approximately 350 acres in Mansfield, Ohio. The 1.6 million square-foot facility produces stainless steel and includes a melt shop with two electric arc furnaces, an argon-oxygen decarburization unit, a thin-slab continuous caster, and a six-stand hot rolling mill.

Zanesville Works is located on 130 acres in Zanesville, Ohio. It consists of a 508,000 square-foot finishing plant for some of the stainless and electrical steel produced at Butler Works and Mansfield Works and has a Sendzimer cold rolling mill, annealing and pickling lines, high temperature box anneal and other decarburization and coating units. As previously identified above, the Company is currently expanding the electrical steel production capacity at its Zanesville Works.

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

As previously reported, on June 29, 2000, the United States filed a complaint on behalf of the EPA against AK Steel in the U.S. District Court for the Southern District of Ohio (the “Court”), Case No. C-1-00530, for alleged violations of the Clean Air Act, the Clean Water Act and the RCRA at Middletown Works. Subsequently, the State of Ohio, the Sierra Club and the National Resources Defense Council intervened. On April 3, 2006, a proposed Consent Decree in Partial Resolution of Pending Claims (the “Consent Decree”), executed by all parties, was lodged with the Court. After a 30-day notice period, the Consent Decree was entered by the Court on May 15, 2006. Under the Consent Decree, the Company will implement certain RCRA corrective action interim measures to address polychlorinated biphenyls (“PCBs”) in sediments and soils relating to Dicks Creek and certain other specified surface waters, adjacent floodplain areas, and other previously identified geographic areas. The Company also will undertake a comprehensive RCRA facility investigation at its Middletown Works and, as appropriate, complete a corrective measures study. Under the Consent Decree, the Company paid a civil penalty of $0.46 and will perform a supplemental environmental project that will remove ozone-depleting refrigerants from certain equipment at an estimated cost of $0.85. The Company currently anticipates that the cost of the remaining work required under the Consent Decree will be approximately $15.6, consisting of approximately $3.2 in capital investments and $12.4 in expenses. The Company has accrued the $12.4 for anticipated expenses associated with this project. The Company is in the process of completing work to more definitively delineate the soils and sediments which will need to be removed under the Consent Decree. Until that process is completed, the Company cannot reliably determine whether the actual cost of the work required under the Consent Decree will exceed the amount presently accrued. If there are additional costs, the Company does not anticipate at this time that they will have a material financial impact on the Company. The Company cannot reliably estimate at this time the timeframe during which the accrued or potential additional costs would be incurred.

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

Since 1990, AK Steel (or its predecessor, Armco Inc.) has been named as a defendant in numerous lawsuits alleging personal injury as a result of exposure to asbestos. As of December 31, 2007, there were approximately 426 such lawsuits pending against AK Steel. The great majority of these lawsuits have been filed on behalf of people who claim to have been exposed to asbestos while visiting the premises of a current or former AK Steel facility. Approximately 40% of these premises suits arise out of claims of exposure at a facility in Houston, Texas that has been closed since 1984. When such an asbestos lawsuit initially is filed, the complaint typically does not include a specific dollar claim for damages. Only 135 of the 426 cases pending at December 31, 2007 in which AK Steel is a defendant include specific dollar claims for damages in the filed complaints. Those 135 cases involve a total of 2,600 plaintiffs and 17,317 defendants. In each, the complaint typically includes a monetary claim for compensatory damages and a separate monetary claim in an equal amount for punitive damages, and does not attempt to allocate the total monetary claim among the various defendants. For example, 120 of the 135 cases involve claims of $0.2 or less, seven involve claims of between $0.2 and $5.0, five involve claims of between $5.0 and $15.0, and three involve claims of $20.0. In each case, the amount described is per plaintiff against all of the defendants, collectively. Thus, it usually is not possible at the outset of a case to determine the specific dollar amount of a claim against AK Steel. In fact, it usually is not even possible at the outset to determine which of the plaintiffs actually will pursue a claim against AK Steel. Typically, that can only be determined through written interrogatories or other discovery after a case has been filed. Thus, in a case involving multiple plaintiffs and multiple defendants, AK Steel initially only accounts for the lawsuit as one claim against it. After AK Steel has determined through discovery whether a particular plaintiff will pursue a claim against it, it makes an appropriate adjustment to statistically account for that specific claim. It has been AK Steel’s experience to date that only a small percentage of asbestos plaintiffs ultimately identify AK Steel as a target defendant from whom they actually seek damages and most of these claims ultimately are either dismissed or settled for a small fraction of the damages initially claimed. Set forth below is a chart showing the number of new claims filed (accounted for as described above), the number of pending claims disposed of (i.e. settled or otherwise dismissed), and the approximate net amount of dollars paid on behalf of AK Steel in settlement of asbestos-related claims in 2007 and 2006.

	2007	2006
New Claims Filed	71	60
Claims Disposed Of	138	65
Total Amount Paid in Settlements	$0.4	$0.4

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

As previously reported, on January 2, 2002, John D. West, a former employee, filed a purported class action in the United States District Court for the Southern District of Ohio against the AK Steel Corporation Retirement Accumulation Pension Plan, or AK RAPP, and the AK Steel Corporation Benefit Plans Administrative Committee. Mr. West claims that the method used under the AK RAPP to determine lump sum distributions does not comply with the Employment Retirement Income Security Act of 1974 (“ERISA”) and resulted in underpayment of benefits to him and the other class members. The District Court ruled in favor of the plaintiff class and on March 29, 2006 entered an amended final judgment against the defendants in the amount of $37.6 in damages and $7.3 in prejudgment interest, for a total of approximately $44.9, with post judgment interest accruing at the rate of 4.7% per annum until paid. The defendants appealed to the United States Court of Appeals for the Sixth Circuit. On April 20, 2007, a panel of the Court of Appeals issued an opinion in which it affirmed the decision of the District Court. On May 4, 2007, the defendants filed a petition seeking a rehearing by that panel or the full Court of Appeals for the Sixth Circuit. The petition was not granted. On August 15, 2007, the defendants filed a motion to stay the issuance of a mandate pending the filing of a petition for certiorari. On August 28, 2007, the Court of Appeals granted the motion. On November 16, 2007, defendants filed a petition for certiorari with the Supreme Court of the United States. That petition remains pending. The defendants intend to continue to contest this matter vigorously. In the event the plaintiffs ultimately prevail in this litigation, the funds for the payments to class members pursuant to the judgment will come from the AK Steel Master Pension Trust. The Company’s pension liability was re-measured as of April 30, 2007 to include the amount of this liability as of that date. The Company’s current estimates of its future funding obligations for its pension liabilities thus include a $47.4 liability associated with this case. As of December 31, 2007, the amount of the judgment plus total accrued interest was approximately $48.8. See discussion of future pension funding obligations in Part I, Item 2, Liquidity and Capital Resources.

On December 12, 2007, two individuals filed a purported class action against AK Holding, AK Steel, Anthem Insurance Companies, Inc. (“Anthem”), and others in the United States District Court for the Southern District of Ohio, Case No. 1:07-cv-01002. The complaint alleges that the plaintiffs are entitled to compensation arising from the demutualization of Anthem in 2001. A response to the complaint has not yet been filed in the case. No trial date has been set. AK Holding and AK Steel intend to contest this matter vigorously.

Middletown Works Retiree Healthcare Benefits Litigation

On June 1, 2006, AK Steel notified approximately 4,600 of its current retirees (or their surviving spouses) who formerly were hourly and salaried members of the Armco Employees Independent Federation (“AEIF”) that AK Steel was terminating their existing healthcare insurance benefits plan and implementing a new plan more consistent with current steel industry practices which would require the retirees to contribute to the cost of their healthcare benefits, effective October 1, 2006. On July 18, 2006, a group of nine former hourly and salaried members of the AEIF filed a purported class action (the “Retiree Action”) in the United States District Court for the Southern District of Ohio (the “Court”), Case No. 1-06CV0468, alleging that AK Steel did not have a right to make changes to their healthcare benefits. The named plaintiffs in the Retiree Action sought, among other things, injunctive relief (including an order retroactively rescinding the changes) for themselves and the other members of the putative class. On August 4, 2006, the plaintiffs in the Retiree Action filed a motion for a preliminary injunction seeking to prevent AK Steel from implementing the previously announced changes to healthcare benefits with respect to the AEIF-represented hourly employees. AK Steel opposed that motion, but on September 22, 2006 the trial court issued an order granting the motion. On that same day, AK Steel filed a notice of appeal to the United States Court of Appeals for the Sixth Circuit seeking a reversal of the decision to grant the preliminary injunction. While the appeal was pending, however, the Company announced on October 8, 2007 that it had reached a tentative settlement (the “Settlement”) of the claims of the retirees in the Retiree Action. Accordingly, on October 18, 2007, the pending appeal from the preliminary injunction was dismissed at the request of the parties.

The Settlement was subject to approval by the Court. On October 25, 2007, the parties filed a joint motion asking the Court to approve the Settlement. On November 1, 2007, an order was issued by the Court granting the plaintiffs’ renewed motion for class certification. On November 2, 2007, the Court issued an order giving preliminary approval of the Settlement and scheduled a hearing (the “Fairness Hearing”) on final approval of the Settlement beginning on February 12, 2008. In November 2007, notice of the Settlement was sent to all retirees or their surviving spouses who would be covered by the terms of the Settlement (hereinafter referred to collectively as the “Class Members”). Between the time the original notification of the benefit changes was sent on June 1, 2006 and the time that membership in the class was determined, the number of Class Members had increased to approximately 4,870. With dependents of the Class Members, the total number of persons covered by the Settlement is approximately 8,300. The Class Members were given the opportunity to object to the Settlement in writing and, if they so objected in writing, to oppose it orally at the Fairness Hearing. A group of retirees did file objections. The Fairness Hearing was conducted on February 12-13, 2008. The objecting retirees were represented by counsel at the Fairness Hearing and did oppose the Settlement. On February 21, 2008, the Court issued a written decision approving the Settlement. The final judgment (the “Judgment”) formally approving the Settlement is expected to be entered soon. The Settlement will become effective on the date the Judgment is entered. The Class Members who opposed the Settlement will have a right to file an appeal from the Judgment within thirty days of the date the Judgment is entered.

Under terms of the Settlement, AK Steel will transfer to a Voluntary Employees Beneficiary Association trust (the “VEBA Trust”) all post retirement benefit obligations (the “OPEB Obligations”) owed to the Class Members under the Company’s applicable health and welfare plans and will have no further liability for future claims incurred by the Class Members relating to their OPEB obligations. The VEBA Trust will be utilized to fund the future OPEB Obligations to the Class Members. Under the terms of the Settlement, AK Steel is obligated to initially fund the VEBA Trust with a contribution of $468.0 in cash within two days of the effective date of the Settlement. AK Steel further is obligated to make three subsequent annual cash contributions of $65.0 each, for a total contribution of $663.0.

As noted above, Class Members who objected to the Settlement have a right to appeal the Judgment. The Settlement includes terms which contemplate that possibility. If an appeal is filed and during its pendency, the VEBA Trust will continue to be responsible for the OPEB Obligations to the Class Members. If such an appeal is filed and is still pending at the time the next payment is due from AK Steel to the VEBA Trust under the terms of the Settlement, the funds which otherwise would have been paid to the VEBA Trust will be placed into an escrow account to be invested by the Trustees of the VEBA Trust. If the Judgment is affirmed on appeal, the funds placed into the escrow account, including interest or other earnings or losses, will be paid to the VEBA Trust. If, however, the Judgment is reversed, modified or vacated as a result of the appeal in such a way as to place the responsibility on AK Steel for payment of all of the OPEB Obligations to Class Members, then all of the monies placed into the escrow account, including interest or other earnings or losses, will revert to AK Steel. In addition, under those circumstances, the Company will be immediately designated as the sole fiduciary controlling the VEBA Trust and all assets of the VEBA Trust will be subject to, and payable in connection with, any health or welfare plans maintained and controlled by AK Steel for the benefit of any of its employees or retirees, not just the Class Members. In the event of a reversal, modification or vacation of the Judgment that results in only part of the OPEB Obligations returning to the responsibility of AK Steel, then AK Steel will be designated as the sole fiduciary with respect to an appropriate pro-rata share of the VEBA Trust assets relative to the portion of the OPEB Obligations for which AK Steel has resumed responsibility.

Once the Settlement becomes final and no longer subject to appeal, the Company’s only remaining liability with respect to the OPEB Obligations to the Class Members will be to contribute whatever portion of the $663.0 due to the VEBA that has not yet been paid at that time. At the time of the Fairness Hearing, the Company’s total OPEB liability for all of its retirees was approximately $2.0 billion. Of that amount, approximately $1.0 billion was attributable to the Class Members. Immediately following the Judgment approving the Settlement, the Company’s total OPEB liability was reduced by approximately $0.34 billion. This reduction in the Company’s OPEB liability will be treated as a negative plan amendment and amortized as a reduction to net periodic benefit cost over approximately eleven years. This negative plan amendment will result in an annual net periodic benefit cost reduction of approximately $30.0 in addition to the lower interest costs associated with the lower OPEB liability. Upon payment of the initial $468.0 contribution by the Company to the VEBA Trust in accordance with the terms of the Settlement, the Company’s total OPEB liability will be reduced further to approximately $1.1 billion. After payment of this initial contribution, the Company’s total OPEB liability will be further reduced by the amount of each subsequent annual $65.0 payment. In total, it is expected that the $663.0 Settlement with the Class Members, if the Judgment is upheld on appeal, ultimately will reduce the Company’s total OPEB liability by approximately $1.0 billion.

Other than as described above, under the terms of the Settlement, the Company will have no other liability or responsibility with respect to OPEB Obligations to the Class Members.

As noted above, if an appeal is filed and the Judgment approving the Settlement is not affirmed on appeal, the result will be that the Company resumes responsibility, in whole or in part (depending upon the terms of the judicial decision reversing, vacating or modifying the Judgment) for the OPEB Obligations to some or all of the Class Members. Under such circumstances, the Company’s total OPEB liability would increase accordingly, but the Company cannot reliably project at this time the amount of that increase because it is dependent upon the specific terms of the judicial decision. At that point, as to any such OPEB Obligations for which the Company has resumed responsibility as a result of the judicial decision, AK Steel would restart the retiree litigation and seek to judicially enforce what it continues to believe is its contractual right to unilaterally reduce, or even completely eliminate, OPEB benefits provided to any Class Members as to whom the Settlement no longer applies.

For accounting purposes, a settlement of the Company’s OPEB Obligations related to the Class Members will be deemed to have occurred when the Company makes the last $65.0 payment called for under the Settlement, assuming that there are no legal appeals pending at that time.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

Executive Officers of the Registrant

The following table sets forth the name, age and principal position with the Company of each of its executive officers as of February 29, 2008:

Name	Age	Positions with the Company
James L. Wainscott	50	Chairman of the Board, President and Chief Executive Officer
David C. Horn	56	Senior Vice President, General Counsel and Secretary
John F. Kaloski	58	Senior Vice President, Operations
Albert E. Ferrara, Jr.	59	Vice President, Finance and Chief Financial Officer
Douglas W. Gant	49	Vice President, Sales and Customer Service
Alan H. McCoy	56	Vice President, Government and Public Relations
Thomas F. McKenna	62	Vice President, Labor Relations
Lawrence F. Zizzo, Jr.	59	Vice President, Human Resources

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

AK Holding’s common stock has been listed on the New York Stock Exchange since April 5, 1995 (symbol: AKS). The table below sets forth, for the calendar quarters indicated, the reported high and low sales prices of the common stock:

2007	High	Low
First Quarter	$23.94	$16.13
Second Quarter	$38.52	$23.49
Third Quarter	$44.98	$27.90
Fourth Quarter	$53.97	$39.10

2006	High	Low
First Quarter	$15.45	$7.58
Second Quarter	$15.95	$11.11
Third Quarter	$14.33	$11.57
Fourth Quarter	$17.31	$11.62

As of February 22, 2008 there were 111,912,162 shares of common stock outstanding and held of record by 5,374 stockholders. The closing stock price on February 22, 2008 was $50.79 per share. Because depositories, brokers and other nominees held many of these shares, the number of record holders is not representative of the number of beneficial holders.

The payment of cash dividends is subject to a restrictive covenant contained in the instruments governing most of the Company’s outstanding senior debt. The covenant allows the payment of dividends, if declared by the Board of Directors, and the redemption or purchase of shares of its outstanding capital stock, subject to a formula that reflects cumulative net earnings. Prior to 2007 and since 2001, as a result of cumulative losses recorded over several years, the Company was not permitted under the formula to pay a cash dividend on its common stock. During the third quarter of 2007, the cumulative losses calculated under the formula were eliminated due to the improved financial performance of the Company. Accordingly, a cash dividend is now permissible under the senior debt covenants. Restrictive covenants also are contained in the instruments governing the Company’s $850.0 asset-based revolving credit facility. Under the credit facility covenants, dividends are not restricted unless availability under the credit facility falls below $150.0, at which point dividends would be limited to $12.0 annually. Currently, the availability under the asset-based revolving credit facility significantly exceeds $150.0. Accordingly, there currently are no covenant restrictions on the Company’s ability to declare and pay a dividend to its shareholders.

On January 22, 2008, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock, payable on March 10, 2008, to shareholders of record on February 15, 2008.

The Company made no open market purchases of any of its equity securities during the fourth quarter of 2007 or at any time during the year 2007. In April 2000, the Board of Directors authorized the Company to repurchase, from time to time, up to $100.0 of its outstanding equity securities. Through September 2002, the Company expended $53.6 to purchase 3,702,600 shares of its common stock and all of the outstanding shares of its $3.625 cumulative convertible preferred stock after declaring and paying all current and accrued dividends then outstanding. The Company’s ability to purchase shares under this authorization is subject to the same debt covenant discussed above that can restrict dividend payments. Beginning in 2002 and continuing until the third quarter of 2007, the Company was not permitted as a result of this restrictive covenant to repurchase further shares under the April 2000 authorization. Since the third quarter of 2007, the Company could again repurchase shares, but has not yet done so and will announce its intent to re-activate this share repurchase program before making future purchases.

There were no unregistered sales of equity securities in the quarter ended December 31, 2007.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
October 1 through 31, 2007	585	$49.27	0
November 1 through 30, 2007	12,139	$46.61	0
December 1 through 31, 2007	—	—	0

Total	12,724	$46.73	0	$46.4

(a)	During the quarter, the Company repurchased shares of common stock owned by participants in its restricted stock awards program under the terms of its Stock Incentive Plan. In order to satisfy the requirement that an amount be withheld that is sufficient to pay federal, state and local taxes due upon the vesting of the restricted stock, employees are permitted to have the Company withhold shares having a fair market value equal to the tax which could be imposed on the transaction. The Company repurchases the withheld shares at the quoted average of high and low prices on the day the shares are withheld.
(b)	On April 25, 2000, the Company announced that its Board of Directors had authorized the Company to repurchase, from time to time, up to $100.0 of its outstanding equity securities. The Company has not repurchased its common stock under this program since the third quarter of 2000. The Company repurchased preferred shares in September 2002.

The following graph compares cumulative total stockholder return on the Company’s Common Stock for the five-year period from January 1, 2003 through December 31, 2007 with the cumulative total return for the same period of (i) the Standard & Poor’s Stock Index and (ii) S&P 500 Metals & Mining Index. The S&P 500 Metals & Mining Index is made up of Alcoa Inc., Titanium Metals Corporation, Newmont Mining Corporation, Nucor Corporation, Freeport-McMoRan Copper & Gold Inc., Allegheny Technologies Inc., and United States Steel Corporation. These comparisons assume an investment of $100 at the commencement of the period and reinvestment of dividends.

Item 6.	Selected Financial Data.

The following selected historical consolidated financial data for each of the five years in the period ended December 31, 2007 have been derived from the Company’s audited consolidated financial statements. On March 31, 2004, the Company sold Douglas Dynamics, LLC, and on April 12, 2004, it completed the sale of Greens Port Industrial Park. The results of Douglas Dynamics and Greens Port Industrial Park are classified as discontinued operations. The selected historical consolidated financial data presented herein are qualified in their entirety by, and should be read in conjunction with, the consolidated financial statements of the Company set forth in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in Item 7.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(dollars in millions, except per share data)
Statement of Operations Data:
Net sales	$7,003.0	$6,069.0	$5,647.4	$5,217.3	$4,041.7
Cost of products sold (exclusive of items below)	5,919.0	5,452.7	4,996.8	4,553.6	3,886.9
Selling and administrative expenses	223.5	207.7	208.4	206.4	243.6
Depreciation	196.3	194.0	196.4	206.2	221.7
Other operating items:
Pension and other postretirement benefits charge (1)	—	133.2	54.2	330.8	240.1
Asset impairment charges (2)	—	—	31.7	—	—
Curtailment and labor contract charges (1)	39.8	15.8	12.9	—	—
Impairment of equity investment (3)	—	—	33.9	—	—
Goodwill impairment (3)	—	—	—	—	101.2

Total operating costs	6,378.6	6,003.4	5,534.3	5,297.0	4,693.5

Operating profit (loss)	624.4	65.6	113.1	(79.7)	(651.8)
Interest expense	68.3	89.1	86.8	110.1	117.8
Loss on early retirement of debt	—	—	—	8.7	—
Interest income (4)	32.2	21.2	9.1	3.9	3.0
Other income (expense)	3.0	(0.8)	2.6	1.3	(6.4)

Income (loss) from continuing operations before income tax	591.3	(3.1)	38.0	(193.3)	(773.0)
Income tax provision (benefit) due to state tax law changes	(11.4)	5.7	32.6	—	—
Income tax provision (benefit) (5)	215.0	(20.8)	6.2	(223.8)	(178.6)

Income (loss) from continuing operations	387.7	12.0	(0.8)	30.5	(594.4)
Income and gain on sale from discontinued operations (6)	—	—	—	207.9	34.0
Cumulative effect of accounting change (7)	—	—	(1.5)	—	—

Net income (loss)	$387.7	$12.0	$(2.3)	$238.4	$(560.4)

Basic earnings per share:
Income (loss) from continuing operations	$3.50	$0.11	$(0.01)	$0.28	$(5.48)
Income from discontinued operations	—	—	—	1.91	0.31
Cumulative effect of accounting change	—	—	(0.01)	—	—

Net income (loss)	$3.50	$0.11	$(0.02)	$2.19	$(5.17)

Diluted earnings per share:
Income (loss) from continuing operations	$3.46	$0.11	$(0.01)	$0.28	$(5.48)
Income from discontinued operations	—	—	—	1.90	0.31
Cumulative effect of accounting change	—	—	(0.01)	—	—

Net income (loss)	$3.46	$0.11	$(0.02)	$2.18	$(5.17)

	As of December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Cash and cash equivalents	$713.6	$519.4	$519.6	$377.1	$54.7
Working capital	1,453.9	1,616.0	1,343.0	1,360.1	579.1
Total assets	5,197.4	5,517.6	5,487.9	5,452.7	5,025.6
Current portion of long-term debt	12.7	—	—	—	62.5
Long-term debt (excluding current portion)	652.7	1,115.2	1,114.9	1,109.7	1,197.8
Current portion of pension and postretirement benefit obligations	158.0	157.0	237.0	159.9	141.4
Long-term pension and postretirement benefit obligations (excluding current portion)	2,537.2	2,927.6	3,115.6	3,264.1	2,940.6
Stockholders’ equity (deficit)	874.7	417.0	220.5	197.4	(52.8)

(1)	Under its method of accounting for pensions and other postretirement benefits, the Company recorded corridor charges in 2006, 2005, 2004 and 2003. Included in 2007 are curtailment charges of $15.1 and $24.7 associated with new labor agreements at the Company’s Mansfield Works and Middletown Works, respectively. Included in 2006 is a curtailment charge of $10.8 associated with new Butler and Zanesville Works labor agreements and one-time charges of $5.0 related to contract negotiations. Included in 2005 is a curtailment charge of $12.9 associated with the new labor agreement at the Company’s Ashland Works. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 1 to the consolidated financial statements for additional information.
(2)	In 2005, the Company recorded an asset impairment charge of $31.7 related to certain previously idled stainless processing equipment at its Butler and Mansfield Works.
(3)	In 2005, the Company recorded an asset and equity investment impairment charge of $33.9 related to a decision by AK-ISG Steel Coating Company to indefinitely idle its electrogalvanizing line by March 31, 2006. In 2003, the Company recorded an impairment of its steel operations goodwill.
(4)	In 2007, the Company recorded $12.5 in interest income as a result of interest received related to the recapitalization of Combined Metals, LLC, a private stainless steel processing company in which AK Steel holds a 40% equity interest.
(5)	In 2004, the Company reversed previously recorded valuation allowances of its deferred tax assets in the amount of $125.1. In 2003, the Company recorded an increase in the valuation allowance of its deferred tax assets of $87.3.
(6)	On March 31, 2004 the Company sold Douglas Dynamics, LLC and on April 12, 2004 completed the sale of Greens Port Industrial Park. As a result, the Company reported an aggregate gain, net of tax, of $201.4 on the sales. During 2004 and 2003 the Company also reported income from these discontinued operations, net of tax, of $6.5 and $34.0, respectively.
(7)	The Company’s adoption during the fourth quarter of 2005 of FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143”, resulted in the Company recording a charge of $1.5, net of tax.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operations Overview

The Company’s operations consist of seven steelmaking and finishing plants that produce flat-rolled carbon steels, including premium-quality coated, cold-rolled and hot-rolled products, and specialty stainless and electrical steels that are sold in hot band, sheet and strip form. These products are sold to the automotive, appliance, industrial machinery and equipment, and construction markets, as well as to distributors, service centers and converters. The Company sells its carbon products principally to domestic customers. The Company’s electrical and stainless steel products are sold both domestically and internationally. The Company’s continuing operations also include two plants operated by AK Tube where flat-rolled carbon and stainless steel is further finished into welded steel tubing. In addition, the Company operates European trading companies that buy and sell steel and steel products.

Safety, quality and productivity are the focal points of AK Steel’s operations. AK Steel has led the steel industry in safety performance for many years. In 2007, the Company experienced its best-ever safety performance. The Company’s Mansfield, Rockport and Zanesville Works operated the entire year without a single OSHA recordable injury. Also, the Company’s Coshocton Works and Zanesville Works were honored in 2007 for outstanding safety performance. In 2007, the Company also joined the Strategic Partnership Program of the U.S. Department of Labor’s Occupational Safety and Health Administration (“OSHA”) to further strengthen safety and health efforts at the Company’s Mansfield Works. The Strategic Partnership Program is a voluntary, cooperative relationship formed by OSHA in order to encourage, assist and recognize a company’s efforts to achieve a high level of worker safety and health.

The Company also had one of its best performances with respect to quality in 2007. The Company has been recognized repeatedly in leading surveys for being industry-best in overall quality for carbon, stainless and electrical steels and received such recognition again in 2007. The Company also received a variety of quality awards from customers and others in 2007. All of the Company’s steel plants have been awarded ISO/TS 16949:2002 Quality Management System certification, which is an international quality management system standard developed by the International Automotive Task Force and the Japan Automobile Manufacturers Association in conjunction with the international standards community. All of the Company’s steel facilities also have been awarded certificates of registration under ISO 14001, a set of voluntary environmental management systems standards that enable an organization to control the impact of its activities, products or services on the environment. Audits to maintain these certifications are performed on a periodic and timely basis, and the Company continues to be ISO/TS16949:2002 and ISO 14001 certified. With respect to productivity, in 2007 the Company continued to improve on its historically excellent productivity performance and achieved record performances at numerous units at all locations. There were productivity and yield improvements in units at all locations, with the most significant strides taking place at the Company’s electrical and stainless steel operations.

In October 2007, the Company announced a capital investment totaling $180.0 to lower production costs and increase the electrical steel capacity of its specialty steel operations at its Butler and Zanesville Works. The project will include installation of a new electric arc furnace (“EAF”) and ladle metallurgy furnace, as well as additional electrical steel finishing equipment. The Company currently operates three EAFs at its Butler Works and this project will replace two of the existing EAFs with a single furnace capable of melting more than 1.45 million tons annually. When completed, the new two-furnace operation will provide about a 40% increase over the current three-furnace operation and will provide increased flexibility in helping the Company serve the growing demand for its electrical steel products. It further will provide an opportunity to increase carbon steel production at Butler Works, thereby reducing the Company’s need to purchase carbon slabs in the spot market. This project represents the fourth phase of a continued expansion of the Company’s electrical steels capacity since 2004. Phases one and two involved equipment upgrades and were both completed by early 2007. The third phase, an investment totaling $55.0 to increase production capacity for high-quality, grain-oriented electrical sheet steels, was substantially completed by the end of 2007. Collectively, the four phases of this expansion are aimed at helping the Company meet strong global market demand for electrical steel products and should have a favorable ongoing impact on its operations and financial results.

2007 Financial Results Overview

The Company experienced record financial performance in 2007. For the first time in the Company’s history, it achieved an operating profit in excess of $100 per ton not only for a quarter but for the entire year. The Company achieved a quarterly record of $124 operating profit per ton (excluding $24.7 of curtailment charges) in the second quarter of 2007 and an annual record of $103 operating profit per ton (excluding $39.8 of curtailment charges) for all of 2007. At the bottom line, the Company also achieved record earnings of $3.46 per diluted share on record net income of $387.7. Net sales increased by more than 15% over 2006, and the Company established a new annual net sales record of $7 billion in 2007. The average annual selling price for the Company’s products rose to $1,081 per ton, also a Company record. The continued strong operating results enabled the Company to continue to improve its cash position. The Company’s cash at 2007 year-end was $713.6 versus $519.4 at 2006 year-end, even after making $700.0 in combined debt redemptions and contributions to the

Company’s pension trust fund and $104.4 in capital expenditures during 2007. The Company also ended 2007 with $683.7 of availability under its credit facility, representing a record-high total liquidity of $1,397.3.

Although the Company’s overall financial performance in 2007 was the best in its history, there were many challenges which the Company had to overcome to achieve that record. The Company again had to contend with large increases in the costs for raw materials which caused the cost of products sold to increase by approximately 9% from the prior year. While the Company was able to recoup a portion of those increased costs through price increases, it was not able to recover all of them. Until a labor dispute ended late in the first quarter of 2007, the Company operated its largest facility, Middletown Works, with a replacement workforce. For several months after that, the Company incurred increased costs while it brought back and re-trained its represented workforce at Middletown Works. The Company’s results also were impacted by curtailment charges associated with the successful completion of the new labor agreement at Middletown Works, as well as a new labor agreement at Mansfield Works. In addition, the Company experienced an unplanned outage at its Ashland Works blast furnace late in the third quarter that affected operations there for the remainder of the third quarter and a portion of the fourth quarter. Despite all of these challenges, the Company not only improved its financial performance over 2006, but also had a record-breaking year in all of the key metrics its uses to measure its financial performance.

The Company was able to partially overcome its increased costs in 2007 by increasing selling prices, improving productivity, lowering operating costs and reducing discretionary spending wherever prudent.

Key Factors Generally Impacting Financial Results

AK Steel’s financial results are primarily affected by its operating levels and resulting shipments, selling prices, production costs, raw material and energy costs, mix of products sold to the Company’s various markets, and significant pension and other postretirement benefits costs. In addition, the Company’s results also are affected by the overall cyclical nature of the steel industry and global steel competition. A significant factor often affecting the steel industry cycle is the performance of the general economy. The steel industry was particularly hard hit by the economic downturn that ended in 2003. A number of steel companies, including large and small competitors of AK Steel, filed for bankruptcy protection during that downturn. Many of the steelmaking assets of these bankrupt companies were purchased through the bankruptcy process. The acquiring companies which now operate these assets are able to enjoy cost advantages resulting principally from the elimination of large portions of their predecessors’ retiree pension and healthcare costs. In addition, the Company also must compete in certain product lines with the domestic mini-mills, who can have some competitive cost advantages as a result of their different production processes and typically non-union work forces. The Company also must compete with foreign steelmakers, who typically have lower labor costs and, in some instances, lower raw material and energy costs. The strong competition from these domestic and foreign-based lower-cost steelmaking companies can impact the Company’s operating results and financial condition from year to year. The steel industry also continues to be impacted by both the consolidation of competitors globally and competition from foreign steel companies. In addition, the steel industry is being impacted by the production and consumption of steel in China which has increased the demand and price for key raw materials used in making steel. Imports of finished products from China, particularly carbon products, have increased the available supply both globally and domestically and this increased supply has put downward pressure on steel pricing.

2007 Compared to 2006

Shipments

Steel shipments in 2007 were 6,478,700 tons, compared to 6,168,600 tons in 2006. The year-to-year increase was primarily the result of increased sales of hot-rolled and cold-rolled products. This increase was facilitated by higher production levels at the Company’s Middletown Works and was also driven by the opportunity created by higher prices in the spot market. The increased capacity and production of the Company’s electrical steel production facilities during 2006 and 2007 enabled the Company to improve product mix and take greater advantage in 2007 of the strong demand for the high end of these products both domestically and overseas. As a result, although total shipments of stainless and electrical steels decreased from 2006 to 2007, net sales increased. Tubular shipments declined slightly as the result of a decline in 2007 of demand from the domestic automotive market and the heavy truck manufacturers. Overall, value-added products comprised 80.3% of total shipments for 2007, down from 81.7% for 2006, principally as a result of lower stainless/electrical and coated shipments (partially offset by higher cold-rolled shipments) and higher hot-rolled shipments. Tons shipped by product category for 2007 and 2006 were as follows:

(tons in thousands)	2007		2006
Stainless/electrical	1,072.0	16.5%	1,093.9	17.7%
Coated	2,665.2	41.1%	2,706.7	43.9%
Cold-rolled	1,325.7	20.5%	1,066.4	17.3%
Tubular	144.7	2.2%	169.9	2.8%

Subtotal value-added shipments	5,207.6	80.3%	5,036.9	81.7%

Hot-rolled	1,008.5	15.6%	861.5	14.0%
Secondary	262.6	4.1%	270.2	4.3%

Subtotal non value-added shipments	1,271.1	19.7%	1,131.7	18.3%

Total shipments	6,478.7	100.0%	6,168.6	100.0%

Net Sales

The Company set an all-time record for net sales in 2007 of $7,003.0, up over 15% from the 2006 then-record sales of $6,069.0. The year-to-year increase was driven by a record average annual selling price of approximately $1,081 per ton compared to $984 per ton in 2006. Several factors helped drive this improvement. First, for several years now, the Company has focused on growing its niche markets, obtaining surcharges for raw materials and energy input costs, and optimizing its product mix. In 2007, the Company continued to benefit from that ongoing focus. Second, in 2007 the Company also benefited from increased contract prices for the Company’s carbon steel products, increased contract prices and volumes for the Company’s electrical steel products, increased carbon spot market prices and shipments and higher surcharges on its stainless steel shipments. The price increases and higher surcharges were needed to address the extraordinary increases in the costs of energy and certain key raw materials which the Company has experienced in recent years. The Company had various surcharges or other variable pricing mechanisms with respect to approximately 70% of its contract shipments in 2007. Contract sales represented approximately 60% of its total shipments for the year. These positive factors were somewhat offset by lower shipments in the appliance, industrial machinery and equipment, and construction markets primarily related to a soft housing market.

The Company’s automotive sales declined to approximately 40% of the Company’s total sales in 2007 compared to 41% in 2006. The relative decline in automotive sales is principally the result of an increase in revenues for electrical and stainless products as a result of higher prices and sales of higher-end electrical products. The Company’s appliance, industrial machinery and equipment, and construction market sales decreased to 26% of the Company’s total sales in 2007, compared to 29% in 2006. This decline is the result of weak appliance and housing market conditions and also reflects an increase in revenues in the distributors, service center and converters market. The following table sets forth the percentage of the Company’s net sales attributable to various markets:

	2007	2006
Automotive	40%	41%
Appliance, Industrial Machinery and Equipment, and Construction	26%	29%
Distributors, Service Centers and Converters	34%	30%

Operating Profit and Adjusted Operating Profit

The Company reported a record operating profit for 2007 of $624.4, compared to an operating profit of $65.6 for 2006. Included in 2007 and 2006 annual results were pre-tax, primarily non-cash charges, which are described more fully below. Excluding those charges results in adjusted operating profit for the years 2007 and 2006 of $664.2 and $214.6, respectively.

Exclusion of the non-cash charges, discussed below, from the operating results is presented in order to clarify the effects of those charges on the Company’s operating results and to more clearly reflect the operating performance of the Company on a comparative basis for 2007 and 2006. The excluded charges consist of an OPEB corridor charge, pension curtailment charges and other one-time charges related to the Butler and Zanesville union contracts that were obtained during 2006.

The Company did not incur corridor charges in 2007, compared to a $133.2 corridor charge recorded in 2006. Corridor charges, if required after a remeasurement of the Company’s pension and other postretirement obligations, have historically been recorded in the fourth quarter of the year in accordance with the method of accounting for pension and other postretirement benefits which the Company adopted as a result of its merger with Armco Inc. in 1999. Since 2001, the Company has recorded approximately $1.8 billion in non-cash pre-tax corridor charges as a result of this accounting treatment. These corridor charges have resulted in a significant negative impact on the Company’s financial statements including a substantial reduction in the Company’s stockholders’ equity. Additional information concerning these corridor charges is contained in the “Pension & OPEB Charges” section below. Though these corridor charges have been required in six of the last seven years, it is impossible to reliably forecast or predict whether they will occur in future years or, if they do, what the magnitude will be. They are driven mainly by events and circumstances beyond the Company’s control, primarily changes in interest rates, health care cost trends, and mortality and retirement assumptions.

The 2007 curtailment charges were a result of new labor agreements that the Company entered into with the represented employees at the Company’s Middletown Works and Mansfield Works. Under these agreements, the existing defined benefit pension plan was “locked and frozen” in 2007, with subsequent Company contributions being made to multiemployer pension trusts. As a result, the Company was required to recognize in 2007 the past service pension expense that previously would have been amortized. These new labor agreements extend until 2011 and no further curtailment or other charges are anticipated to occur for the duration of the agreements. Additional information concerning these charges is contained in the “Pension & OPEB Charges” section below.

The 2006 curtailment charges were the result of labor agreements that the Company entered into with the represented employees at the Company’s Butler and Zanesville Works. Under these agreements, the existing defined benefit pension plan was “locked and frozen”, with subsequent Company contributions being made to a Company-provided 401(k) plan. As a result, the Company was required to recognize the past service pension expense that previously would have been amortized. These labor agreements extend until 2012 and no further curtailment or other charges are anticipated to occur for the duration of the agreements. Additional information concerning these charges is contained in the “Pension & OPEB Charges” section below.

Management believes that reporting operating profit on an adjusted basis, which is not a financial measure under generally accepted accounting principles (“GAAP”), more clearly reflects the Company’s current operating results and provides investors with a better understanding of the Company’s overall financial performance. In addition, the adjusted operating results facilitate the ability to compare the Company’s financial results to those of our competitors. Management views the reported results of adjusted operating profit as an important operating performance measure and, as such, believes that the GAAP financial measure most directly comparable to it is operating profit. Adjusted operating profit is used by management as a supplemental financial measure to evaluate the performance of the business. Management believes that this non-GAAP measure, when analyzed in conjunction with the Company’s GAAP results and the accompanying reconciliations, provides additional insight into the financial trends of the Company’s business versus the GAAP results alone. Management also believes that investors and potential investors in the Company’s securities should not rely on adjusted operating profit as a substitute for any GAAP financial measure and the Company encourages investors and potential investors to review the reconciliations of adjusted operating profit to the comparable GAAP financial measure. While management believes that the non-GAAP measures allow for comparability to competitors, the most significant limitation on that comparison is that the Company immediately recognizes the pension and other postretirement benefit corridor charges, if required, after a remeasurement of the liability, historically, in the fourth quarter of the year. The Company’s competitors do not recognize these pension and other postretirement costs immediately, but instead, amortize these costs over future years. Management compensates for the limitations of this non-GAAP financial measure by recommending that these non-GAAP measures be evaluated in conjunction with the GAAP financial measures.

The following table reflects the reconciliation of non-GAAP financial measures for the full year 2007 and 2006 results:

Reconciliation of Operating Profit to Adjusted Operating Profit

	2007	2006
Operating profit, as reported	$624.4	$65.6
Other postretirement benefit corridor charge	—	133.2
Curtailment charges	39.8	10.8
Labor contract charges	—	5.0

Adjusted operating profit	$664.2	$214.6

Operating Costs

Operating costs in 2007 and 2006 were $6,378.6 and $6,003.4, respectively. Operating costs for 2007 were negatively affected by higher steelmaking input costs, principally with respect to certain raw materials. Compared to 2006, costs for various raw materials, including nickel, iron ore, alloys, zinc, aluminum, and purchased slabs, increased by over $470.0 in 2007. Nickel costs peaked in mid-2007, then dropped substantially throughout the remainder of 2007. Partially offsetting these higher costs were lower natural gas costs. As a result of the progressively increasing costs during both years, the Company recorded LIFO charges in 2007 and 2006 of $31.2 and $156.2, respectively. In 2006 and for a portion of 2007, the Company also incurred higher operating costs at the Company’s Middletown Works due to the lockout of the Middletown Works hourly workforce. With the completion and implementation of the new labor agreement ending the lockout at Middletown Works, and the other labor agreements reached in recent years, the Company significantly improved its competitive cost position. These new labor agreements provide workforce flexibility and cost sharing for healthcare. Also, under these agreements the traditional defined-benefit pension plan was “locked and frozen” and replaced with a per-hour contribution to a multiemployer pension plan resulting in lower operating labor costs.

The Company experienced an unplanned outage at its Ashland Works blast furnace late in the third quarter of 2007 that continued into the fourth quarter 2007. For 2007, the Company recorded as a reduction to cost of sales and a corresponding accounts receivable insurance recovery of $34.0 related to this blast furnace outage for direct costs associated with the outage. Of this amount, $15.0 was received during the fourth quarter of 2007, reducing the amount of the account receivable to $19.0. This amount is expected to be received during 2008.

Selling and Administrative Expense

The Company’s selling and administrative expense increased $15.8 in 2007 to $223.5, or 8%, due primarily to increases in compensation and benefits costs.

Depreciation Expense

Depreciation expense increased slightly from $194.0 in 2006 to $196.3 in 2007, in line with the increases in the Company’s capital spending in recent years.

Goodwill Impairment

The Company is required to annually review its goodwill for possible impairment. The 2007 and 2006 annual reviews did not result in any goodwill impairment for the Company.

Pension & Other Postretirement Employee Benefit (“OPEB”) Charges

Under the method of accounting for pension and other postretirement benefit plans which the Company adopted at the time of its merger with Armco Inc. in 1999, the Company recognized a non-cash charge in 2006 of $133.2 with respect to its benefit plans. Under this method of accounting, the Company is required to recognize into its results of operations, as a non-cash “corridor” adjustment, any unrecognized actuarial net gains or losses that exceed 10% of the larger of projected benefit obligations or plan assets. Amounts inside this 10% corridor are amortized over the average remaining service life of active plan participants. Actuarial net gains and losses occur when actual experience differs from any of the many assumptions used to value the benefit plans, or when the assumptions change, as they may each year when a valuation is performed. The effect of prevailing interest rates on the discount rate used to value projected plan obligations as of the October 31 measurement date is one of the more important factors used to determine the Company’s year-end liability, corridor adjustment and subsequent year’s expense for these benefit plans. The 2006 corridor charge of $133.2 was caused principally by an increase in health care costs and the large number of early retirements of employees eligible for retiree healthcare benefits at the Company’s Middletown Works. There were no corridor charges incurred in 2007.

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“FAS 158”) in September 2006. FAS 158 provides guidance for accounting for pensions and other postretirement benefit plans. This guidance requires companies to recognize on their balance sheet the overfunded or underfunded position of their plans with a corresponding adjustment to accumulated other comprehensive income, net of tax. The guidance for the recognition and disclosure provisions went into effect for the Company as of December 31, 2006. The adoption of FAS 158 resulted in a reduction of the Company’s intangible asset of $32.9, a decrease in pension and other postretirement benefit liabilities of $159.8 and an increase to equity of $142.7, net of tax. Prior to the adoption of FAS 158, the Company recorded a net credit to equity of $29.7 to recognize its minimum pension liability. FAS 158 requires the Company to change its measurement date from October 31 to the Company’s December 31 fiscal year-end date, by December 31, 2008.

In the first and second quarters of 2007, the Company recognized curtailment charges associated with new labor agreements at the Company’s Mansfield Works and Middletown Works of $15.1 and $24.7, respectively. Under these agreements, the existing defined benefit pension plan at each facility was “locked and frozen” with subsequent Company contributions being made to multiemployer pension trusts. On balance, the Company expects the future benefits associated with the new labor agreement, including the locking and freezing of the defined benefit plans will outweigh the one-time curtailment charges and the ongoing contributions to the multiemployer pension trusts.

In the third quarter of 2006, the Company recognized a curtailment charge and other one-time charges in the aggregate amount of $15.8 related to new labor agreements negotiated during 2006 with the represented employees at the Company’s Butler Works and Zanesville Works. Under these agreements, the existing defined benefit pension plan at each facility was “locked and frozen” in 2006, with subsequent Company contributions being made to Company-provided 401(k) plans. As a result, the Company was required to recognize in 2006 the past service pension expense that previously would have been amortized. On balance, the Company expects the future benefits associated with these new labor agreements, including the locking and freezing of the defined benefit plans, will outweigh the $15.8 one-time curtailment and other charges noted above, as well as the Company’s ongoing contributions to the new 401(k) plans.

Interest Expense

The Company’s interest expense for 2007 was $68.3, which was $20.8 lower than in 2006. This decrease was due primarily to the Company’s early redemption during 2007 of the entire $450.0 of outstanding 7 7/8% senior notes due in 2009.

Interest Income

The Company’s interest income for 2007 was $32.2, which was $11.0 higher than in 2006. This increase was due primarily to $12.5 of interest received as a result of the recapitalization of Combined Metals of Chicago, LLC, a private stainless steel processing company in which AK Steel holds a 40% equity interest.

Other Income

The Company’s other income for 2007 was $3.0, which was $3.8 higher than in 2006. This increase was due primarily to foreign exchange gains.

Income Taxes

In 2007, the Company had an income tax provision of $203.6 which included a benefit of $11.4 due to state tax law changes, compared to an income tax benefit of $15.1 in 2006, which included a provision of $5.7 due to state tax law changes.

Net Income

The Company’s net income in 2007 was $387.7, or $3.46 per diluted share. In 2006, the Company reported net income of $12.0, or $0.11 per share. The improvement in 2007 was principally a result of an increase in net sales due to a significant increase in the average selling price for the Company’s steel products, particularly with respect to various contract customers and electrical steel products. The average sales price for the Company’s products increased to $1,081 per ton in 2007 from $984 per ton in 2006. Offsetting the net sales improvement were (a) increases in the cost of products sold, due principally to higher raw material costs, (b) the effects of an unplanned Ashland Works blast furnace outage, and (c) the curtailment charges related to the new labor agreements at the Company’s Mansfield Works and Middletown Works. The cost of products sold increased to $5,919.0 in 2007 from $5,452.7 in 2006. This increase was driven primarily by higher raw material costs, which increased by approximately $470.0 from 2006 to 2007. In 2007, the Company recorded pension curtailment charges totaling $39.8 and incurred no corridor charges. In 2006, the aggregate total of the corridor charge and charges for other items, including pension curtailment and other labor contract charges, was $149.0.

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

Corridor charges have historically been recorded in the fourth quarter of the year in accordance with the method of accounting for pension and other postretirement benefits which the Company adopted as a result of its merger with Armco Inc. in 1999. Since 2001, the Company has recorded approximately $1.8 billion in non-cash pre-tax corridor charges as a result of this accounting treatment. While these corridor charges have occurred over the past six years, it is impossible to reliably forecast or predict whether they will occur in future years or, if they do, what the magnitude will be. They are driven mainly by events and circumstances beyond the Company’s control, primarily changes in interest rates, health care cost trends, and mortality and retirement assumptions. These corridor charges have resulted in a significant negative impact on the Company’s financial statements including a substantial reduction in the Company’s stockholders’ equity. Additional information concerning these corridor charges is contained in the “Asset Impairment and Pension & OPEB Charges” section below.

The 2006 curtailment charges and other one-time charges were the result of the new labor agreements that the Company entered into with the represented employees at the Company’s Butler and Zanesville Works. Under these agreements, the existing defined benefit pension plan was “locked and frozen” in 2006, with subsequent Company contributions being made to a Company-provided 401(k) plan. As a result, the Company was required to recognize in 2006 the past service pension expense that previously would have been amortized. These agreements extend until 2012 and no further curtailment or other charges are anticipated to occur for the duration of the agreements. Additional information concerning these charges is contained in the “Asset Impairment and Pension & OPEB Charges” section below.

The 2005 curtailment charge is the result of the new labor agreement that the Company entered into with the represented employees at the Company’s Ashland Works. Under this agreement, the existing defined benefit pension plan was “locked and frozen” as of January 1, 2006, with subsequent Company pension contributions being made to the Steelworkers Pension Trust. As a result, the Company was required to recognize in 2005 the past service pension expense that previously would have been amortized. This agreement extends until 2010 and no further curtailment charge is anticipated to occur for the duration of the agreement. Additional information concerning these charges is contained in the “Asset Impairment and Pension & OPEB Charges” section below.

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

Management believes that reporting operating profit on an adjusted basis, which is not a financial measure under generally accepted accounting principles (“GAAP”), more clearly reflects the Company’s current operating results and provides investors with a better understanding of the Company’s overall financial performance. In addition, the adjusted operating results facilitate the ability to compare the Company’s financial results to those of our competitors. Management views the reported results of adjusted operating profit as an important operating performance measure and, as such, believes that the GAAP financial measure most directly comparable to it is operating profit. Adjusted operating profit is used by management as a supplemental financial measure to evaluate the performance of the business. Management believes that this non-GAAP measure, when analyzed in conjunction with the Company’s GAAP results and the accompanying reconciliations, provides additional insight into the financial trends of the Company’s business versus the GAAP results alone. Management also believes that investors and potential investors in the Company’s securities should not rely on adjusted operating profit as a substitute for any GAAP financial measure and the Company encourages investors and potential investors to review the reconciliations of adjusted operating profit to the comparable GAAP financial measure. While management believes that the non-GAAP measures allow for comparability to competitors, the most significant limitation on that comparison is that the Company immediately recognizes the pension and other postretirement benefit corridor charges, if required after a remeasurement of the liability, historically, in the fourth quarter of the current year. The Company’s competitors do not recognize these pension and other postretirement costs immediately, but instead, amortize these costs over future years. Management compensates for the limitations of this non-GAAP financial measure by recommending that these non-GAAP measures be evaluated in conjunction with the GAAP financial measures.

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

Operating Costs

Operating costs in 2006 and 2005 were $6,003.4 and $5,534.3, respectively. Operating costs for 2006 were negatively affected by higher steelmaking input costs, principally with respect to energy and certain raw materials. Compared to 2005, costs for various raw material and energy costs, including natural gas, iron ore, coal, and purchased slabs increased by over $250.0 in 2006. As a result of the progressively increasing costs during the year, the Company recorded LIFO charges in both 2006 and 2005 of $156.2 and $60.1, respectively. The Company also incurred higher operating costs at the Company’s Middletown Works due to the lockout of the Middletown Works hourly workforce. The lockout of hourly employees at the Company’s Middletown Works began on March 1, 2006, following the expiration on February 28, 2006 of a collective bargaining agreement between AK Steel and the union that represents hourly employees at the plant. In order to continue meeting customer requirements, the Company implemented a contingency plan to continue operating Middletown Works with a temporary replacement workforce. Particularly during the first several months, the lockout resulted in higher operating costs for the Company. As the year progressed, however, the Company was able to significantly reduce those lockout-related costs. For the year 2006, the Company incurred approximately $60.0 in higher operating costs associated with the lockout, consisting principally of training and overtime costs and the recognition of fixed costs related to reduced operating levels as the Company operated Middletown Works with a temporary replacement workforce. In addition, the Company incurred approximately $9.0 in contingency planning and preparation costs.

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

Under the method of accounting for pension and other postretirement benefit plans which the Company adopted at the time of its merger with Armco Inc. in 1999, the Company recognized non-cash charges in 2006 and 2005 of $133.2 and $54.2, respectively, with respect to its benefit plans. Under this method of accounting, the Company is required to recognize into its results of operations, as a non-cash “corridor” adjustment, any unrecognized actuarial net gains or losses that exceed 10% of the larger of projected benefit obligations or plan assets. Amounts inside this 10% corridor are amortized over the average remaining service life of active plan participants. Actuarial net gains and losses occur when actual experience differs from any of the many assumptions used to value the benefit plans, or when the assumptions change, as they may each year when a valuation is performed. The effect of prevailing interest rates on the discount rate used to value projected plan obligations as of the October 31 measurement date is one of the more important factors used to determine the Company’s year-end liability, corridor adjustment and subsequent year’s expense for these benefit plans. The Company’s 2005 corridor charge of $54.2 was caused principally by an increase in health care costs. The 2006 corridor charge of $133.2 was caused principally by an increase in health care costs and the large number of early retirements of employees eligible for retiree healthcare benefits at the Company’s Middletown Works.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“FAS 158”). FAS 158 provides new guidance for accounting for pensions and other postretirement benefit plans. This new guidance requires companies to recognize on their balance sheet the overfunded or underfunded position of their plans with a corresponding adjustment to accumulated other comprehensive income, net of tax. The new guidance for the recognition and disclosure provisions went into effect for the Company as of December 31, 2006. The adoption of FAS 158 resulted in a reduction of the Company’s intangible asset of $32.9, a decrease in pension and other postretirement benefit liabilities of $159.8 and an increase to equity of $142.7, net of tax. Also, prior to the adoption of FAS 158, in 2006 the Company recorded a net credit to equity of $29.7 to recognize its minimum pension liability. FAS 158 requires the Company to change its measurement date from October 31 to the Company’s December 31 fiscal year-end date, by December 31, 2008.

In the third quarter of 2006, the Company recognized a curtailment charge and other one-time charges in the aggregate amount of $15.8 related to new labor agreements negotiated during 2006 with the represented employees at the Company’s Butler Works and Zanesville Works. Under these agreements, the existing defined benefit pension plan at each facility was “locked and frozen” in 2006, with subsequent Company contributions being made to Company-provided 401(k) plans. As a result, the Company was required to recognize in 2006 the past service pension expense that previously would have been amortized. On balance, the Company expects the future benefits associated with these new labor agreements, including the locking and freezing of the defined benefit plans, will outweigh the $15.8 one-time curtailment and other charges noted above, as well as the Company’s ongoing contributions to the new 401(k) plans.

The Company recognized a curtailment charge in 2005 of $12.9 related to the labor contract negotiated with the represented employees at the Company’s Ashland Works. Under that agreement, the existing defined benefit pension plan was “locked and frozen” as of January 1, 2006, with subsequent Company pension contributions being made to the Steelworkers Pension Trust. As a result, the Company was required to recognize in 2005 the past service pension expense that previously would have been amortized. On balance, the Company expects the future benefits associated with the new labor agreement, including the locking and freezing of the defined benefit plans will outweigh the one-time curtailment charge and the ongoing contributions to the Steelworkers Pension Trust.

Interest Expense

The Company’s interest expense for 2006 was $89.1, which was $2.3 higher than in 2005. This increase was due primarily to higher interest rates on the Company’s variable rate debt and lower capitalized interest as a result of lower capital spending in 2006 than in 2005.

Interest Income

The Company’s interest income for 2006 was $21.2, which was $12.1 higher than in 2005. This increase was due primarily to more interest income from higher rates on slightly increased levels of cash.

Other Income/(Expense)

The Company’s other income/(expense) for 2006 was $(0.8), which was $3.4 higher than the $2.6 in 2005 due primarily to foreign currency gains.

Net Income (Loss)

The Company’s net income in 2006 was $12.0, or $0.11 per share. In 2005, the Company reported a net loss of $2.3, or $0.02 per share. The improvement from 2005 to 2006 was principally a result of an increase in net sales due to a significant increase in the average selling price for the Company’s steel products, particularly with respect to various contract customers and electrical steel products. The amount of this improvement was negatively affected by an increase in (a) the cost of products sold, due principally to higher raw material and energy costs, (b) Middletown Works lockout-related costs and (c) the corridor charge and other unusual items. The average sales price for the Company’s products increased to $984 per ton in 2006 from $879 per ton in 2005. The cost of products sold increased to $5,452.7 in 2006 from $4,996.8 in 2005. This increase was driven primarily by higher raw material and energy costs, which increased by approximately $250.0 from 2005 to 2006. In 2006, the aggregate total of the corridor charge and charges for other unusual items, including pension curtailment and other labor contract charges, was $149.0. In 2005, the aggregate total of the corridor charge and charges for other unusual items, including pension curtailment and asset and equity investment impairment charges, was $132.7. In 2006 the Company had an income tax benefit of $15.1 compared to an income tax provision of $38.8 in 2005.

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

For the first quarter of 2008, the Company expects shipments to be comparable to its fourth quarter 2007 shipment level of 1,568,100 tons, with the average selling price increasing by approximately 5% to 6% from the fourth quarter of 2007 average selling price of $1,079 per ton. The higher selling prices are expected to be partially offset by higher raw material costs compared to fourth quarter 2007 levels, particularly in the areas of carbon scrap, purchased slabs, iron ore, and purchased coke. In addition, the Company expects to incur higher transportation costs than in the fourth quarter of 2007. The Company anticipates planned outage costs of approximately $8.0 in the first quarter of 2008, compared to approximately $31.0 incurred in the fourth quarter 2007. The cost of the majority of the Company’s inventories is measured on the last in, first out (“LIFO”) method. For the full year, the Company anticipates higher input costs, resulting in an anticipated LIFO charge for the full year. That will result in a LIFO charge for the first quarter of 2008, compared to a LIFO credit in the fourth quarter 2007. Taking all of these factors into account, the Company expects to generate operating profit in the first quarter of approximately $100 per ton. In addition, the Company anticipates its 2008 tax rate to be approximately 39.5% with cash taxes being less than 10%.

While it is not possible yet to reliably forecast the Company’s financial performance for all of 2008, management believes that initiatives taken or announced in 2007 or earlier have laid a solid foundation for a strong, and year-on-year improved, financial performance by the Company in 2008. These initiatives include:

(1)	One of the most significant challenges facing the Company in 2008 will be increased raw material and energy costs. To help address that challenge, the Company has focused for the last few years on including surcharges or other similar variable pricing mechanisms in the sales contracts it enters into with its customers. Currently, approximately 70% of the Company’s shipments to contract customers contain surcharges or price adjustments (up or down) to reflect changes in prevailing market conditions on energy and raw material costs. Approximately 60% of the Company’s shipments of flat-rolled steel products in 2007 were made to contract customers. The contracts with these customers set forth prices to be paid for each product type during their term. The term applicable to most of these contracts is currently one year and most will expire at various times during 2008. The Company will continue to seek to include surcharges and other similar variable pricing mechanisms in its sales contracts when they renew in 2008. Approximately 40% of the Company’s shipments are sold in the spot market which allows the Company to adjust its prices to this market to current market price levels.

(2)	Historically, one of the factors which has placed the Company at a cost disadvantage to its competitors has been the Company’s comparatively high total employment costs. For the last several years, management has sought to address that disadvantage during the negotiation of new labor agreements at each of the Company’s represented facilities. In 2007, the Company negotiated a competitive new labor agreement with the represented workforce at its largest plant, Middletown Works. This new labor agreement provides the Company workforce flexibility to operate Middletown Works more cost effectively, eliminates a base workforce guarantee, provides a “lock and freeze” of the existing defined benefit pension plan and future per-hour contribution to a multiemployer pension trust, and requires active and future-retiree healthcare cost sharing by the plan participants. This was the latest in a series of such new era labor agreements which provide significant labor cost savings to the Company. Since late 2003, the Company has negotiated new labor agreements with the various unions at all of its represented facilities. These new labor agreements, along with the Company’s overall efforts to reduce its total employment costs, have enabled the Company to reduce its pre-tax labor costs by approximately $225.0 on an annualized basis. In addition, during this time period the new labor contracts and the Company’s overall actions to reduce employment costs have resulted in a significant reduction in the Company’s OPEB liability. Under GAAP, the Company may not recognize this benefit immediately. Rather, it is required to amortize the net benefits of this reduction into future years. The Company thus will be able to recognize the benefit of this net reduction annually through its earnings in the future as a reduction in its other postretirement benefit costs.

(3)	The Company continues to focus on niche markets where it has the opportunity to generate increased revenue and margins. Since 2005, the Company has expanded its production capacity for grain-oriented electrical steels through a combination of small, targeted capital investments at existing production lines and by introducing innovative operating practices. The outlook for grain-oriented electrical steel remains very strong, with demand continuing to grow for the Company’s energy efficient products used in power generation and distribution transformers. In light of this strong demand, in October 2007, the Company announced a capital investment totaling $180.0 to lower production costs and increase the electrical steel capacity of its specialty steel operations at the Butler and Zanesville Works. The project will include installation of a new electric arc furnace (“EAF”) and ladle metallurgy furnace, as well as additional electrical steel finishing equipment. The Company currently operates three EAFs at its Butler Works and this project will replace two of the existing EAFs with a single furnace capable of melting more than 1.45 million tons annually. When completed, the new two-furnace operation will provide about a 40% increase over the current three-furnace operation and will provide increased flexibility in helping the Company serve the growing demand for its electrical steel products. It further will provide an opportunity to increase carbon steel production at Butler Works, thereby reducing the Company’s need to purchase carbon slabs on the spot market. This project represents the fourth phase of a continued expansion of the Company’s electrical steel capacity since 2004. Phases one and two involved equipment upgrades and were both completed by early 2007. The third phase, an investment totaling $55.0 to increase production capacity for high-quality, grain-oriented electrical sheet steels, was substantially completed by the end of 2007. Collectively, the four phases of this expansion are aimed at helping the Company meet strong market demand for electrical steel products and should have a favorable ongoing impact on its operations and financial results. Upon completion of this most recent project, the Company’s annual production capacity for the high quality, grain oriented electrical steels will increase by roughly 12% to approximately 335,000 tons.

(4)	The Company has made great strides in recent years to improve the funding status of its pension trust and thereby to reduce its future funding obligations. In 2007, the Company continued this effort with total pension contributions of $250.0. In the first quarter of 2008, the Company made a $75.0 early contribution towards an anticipated $150.0 of total required contributions, resulting in remaining pension funding obligations of approximately $75.0 for 2008. See Liquidity and Capital Resources below for a further discussion of future pension funding requirements.

(5)	The Company also continues to seek to improve its overall cost structure and balance sheet by reducing its OPEB liability and costs. On October 8, 2007, the Company announced that it had reached a settlement (the “Settlement”) of the claims in litigation filed against the Company by retirees of its Middletown Works relating to their retiree health and welfare benefits. The Settlement was approved by the federal district court on February 21, 2008 and is expected to reduce the Company’s total OPEB liability of approximately $2.0 billion as of December 31, 2007 by approximately $1.0 billion. Under the terms of the Settlement, the Company will make payments totaling $663.0 to a Voluntary Employees Beneficiary Association which will assume all future responsibility for health and welfare claims by the affected retirees. This Settlement not only will reduce the Company’s OPEB liability by approximately fifty percent, but also will reduce the Company’s ongoing annual healthcare expense. For a more detailed description of this Settlement, see the discussion in the Legal Proceedings section above.

(6)

The Company also has substantially reduced its long-term public debt obligations. During 2007, the Company redeemed all of its $450.0 in outstanding 7 7/8% senior notes due February 15, 2009. The redemption of these notes was funded from the Company’s existing cash. This will reduce the Company’s interest expense in 2008 and beyond. In connection with these early redemptions, the Company incurred a non-cash, pre-tax charge of approximately $2.3 in 2007, but realized a net, pre-tax interest-related benefit of approximately $9.0 in 2007 and will have a full year’s benefit in 2008.

(7)	In February 2007, the Company obtained a new $850.0, five-year revolving credit facility with a syndicate of lenders which is secured by the Company’s inventory and accounts receivable. This new single credit facility replaced two former credit facilities totaling $700.0, which were secured separately by inventory and accounts receivable. The new facility is expected to provide the Company with enhanced liquidity, lower costs and greater flexibility for borrowings. The Company incurred a non-cash, pre-tax charge of approximately $2.8 in 2007 related to these actions.

Offsetting some of the benefits of these positive factors, however, are anticipated significant increases in the cost of certain raw materials in 2008, particularly with respect to iron ore. Although the Company has made progress in its strategy to secure contracts for long-term supplies of raw materials at competitive prices, many of those contracts include forms of variable pricing. Thus, while the Company expects to have the raw materials its needs, it continues to be exposed to the risk of increases in the global price for many of those raw materials. Currently, approximately 70% of the Company’s shipments to contract customers contain surcharges or price adjustments (up or down) to reflect changes in prevailing market conditions or energy and raw material costs. Approximately 60% of the Company’s shipments of flat-rolled steel products in 2007 were made to contract customers. The Company currently is anticipating another significant annual increase in the cost of certain raw materials in 2008, particularly iron ore, partially offset by anticipated lower natural gas costs.

The automotive market remains a key part of the Company’s business, representing approximately 40% of its sales in 2007. Total domestic light vehicle sales in 2007 were approximately 16.1 million units, down from historical highs during recent preceding years. The Company anticipates market demand for light vehicles in the United States to decline in 2008 from 2007 levels to approximately 15.5 million units. Factoring in already negotiated, as well as anticipated, price increases in 2008, however, the Company expects its 2008 sales into the automotive market to be similar to its sales in 2007 as a result of increased business from some of its auto customers. If this projection is incorrect, and the volume of the Company’s total automotive shipments during 2008 declines or the price increases obtained are less than anticipated, it likely would decrease the Company’s overall sales revenue and negatively impact the benefits of the Company’s cost saving efforts discussed above.

The appliance, industrial machinery and equipment, and construction market also continues to be an important part of the Company’s business, representing approximately 26% of the Company’s total sales in 2007. Sales to this market of the Company’s business are tied to general economic trends, as well as housing starts. A number of forecasters are projecting that housing starts will continue to decline in 2008 to approximately 1.1 million units from 1.35 million units in 2007. If the decline in housing starts is greater than such forecasts, or there otherwise is a decline in the overall market for the Company’s products sold into the appliance, industrial machinery and equipment, and construction market, this also could reduce the volume of the Company’s total shipments during 2008. However, the Company would anticipate increasing its shipments into the service centers and distributors market.

The remaining 34% of the Company’s sales in 2007 were to service centers and distributors. Unlike sales to the other markets of the Company’s business, these sales are typically made at spot market prices. It is difficult to forecast spot market prices for the duration of 2008, but the outlook for the price of the Company’s products sold into the carbon spot market appears to be improving. In recent months, the Company has announced six price increases totaling $200 per ton for its carbon flat-rolled steel products effective at various dates in 2008.

Although the Company did not incur corridor charges in 2007, the potential exists that the Company may again incur corridor charges in 2008. Under the Company’s pension and other postretirement benefit plan accounting method, the annual determination of a corridor adjustment, if any, is made as of the plans’ measurement date which will change to December 31 in 2008 in accordance with FAS 158 as previously discussed. Such a charge could result from a decline in interest rates, poor investment returns or adverse changes in assumptions. Whether or not such a charge will be recognized and, if so, the amount of such a charge cannot be reliably predicted or estimated at this time.

Another factor relevant to the Company’s 2008 outlook is that the Company estimates that depreciation expense will be approximately $200.0 in 2008, compared to $196.3 in 2007, as the result of an increase in major capital projects that the Company intends to fund in 2008. Capital investments in 2008 are estimated to be approximately $200.0, of which the largest project is the previously announced new electric arc furnace and ladle metallurgy furnace project at the Butler and Zanesville Works.

Liquidity and Capital Resources

At December 31, 2007, the Company had $713.6 of cash and cash equivalents and $683.7 of availability under the Company’s $850.0 five-year revolving credit facility for a total liquidity of $1,397.3. At December 31, 2007, there were no outstanding borrowings under the credit facility; however, availability was reduced by $166.3 due to outstanding letters of credit. Availability under the credit facility fluctuates monthly based on the varying levels of eligible collateral. The Company entered into the new credit facility in February 2007. It is secured by the Company’s inventory and accounts receivable and replaced separate inventory and accounts receivable facilities totaling $700.0. The Company has no significant scheduled debt payments due until 2012 when its $550.0 Senior Notes are due. During 2007, the Company redeemed the entire $450.0 of outstanding senior notes due in 2009, with payments in the amounts of $225.0, $75.0 and $150.0 in March, May and August, respectively. In connection with these early redemptions, the Company incurred non-cash, pre-tax charges of approximately $2.3 in 2007. The redemptions were funded from the Company’s existing cash balances.

During 2007, cash generated by operating activities of continuing operations totaled $702.9, due primarily to higher revenues and associated prices in 2007 and a decrease in working capital. Average selling prices increased to $1,081 per ton in 2007, an increase of 10%, or $97 per ton, over 2006 levels. The Company generated a net of $266.6 cash from accounts receivable, inventories, accounts payable and current liabilities. This was due primarily to the lower level of inventories, net receivables and higher accounts payable. Management believes that the Company’s receivables and current liability levels are appropriate in the current business environment and expects a modest net increase in these items in 2008 as a result of the anticipated higher sales levels and higher raw material costs. Inventory levels were lower at year end due primarily to the Ashland Works blast furnace outage in the fourth quarter of 2007 along with the Company’s overall efforts to enhance working capital and lower inventory levels.

The Company made early pension contributions in 2007 of $75.0 in the first quarter, $105.0 in the second quarter and $70.0 in the third quarter, for a total of $250.0. These 2007 contributions increased the Company’s total pension contributions since 2005 to $609.0. In the first quarter of 2008, the Company made a $75.0 early contribution towards an anticipated $150.0 of required contributions in 2008. Currently, the Company estimates required pension contributions for the years 2009 through 2011 to be between approximately $170.0 to $180.0 each year. The calculation of estimated future pension contributions requires the use of assumptions concerning future events. The most significant of these assumptions relate to future investment performance of the pension funds, actuarial data relating to plan participants, and the benchmark interest rate used to discount future benefits to their present value. Because of the variability of factors underlying these assumptions, including the possibility of changes to pension legislation in the future, the reliability of estimated future pension contributions decreases as the length of time until the contributions must be made increases. The Company will also be making a $468.0 contribution to the Middletown Works Retiree’s VEBA trust in the first quarter of 2008 as part of the settlement reached with the class members in October 2007. For a more detailed description of this settlement, see the discussion in the Legal Proceedings section above. For a more detailed discussion of the pension contribution estimates, see “Employee Benefit Obligations” below.

Cash used by investing activities in 2007 totaled $73.0, which includes $104.4 of capital investments partially offset by $2.5 of proceeds from the draw on Industrial Revenue Bonds for the Middletown Works MACT project and the $27.4 received as a result of the recapitalization of Combined Metals of Chicago, LLC.

Cash used by financing activities in 2007 totaled $435.7 due primarily to the redemption of the entire $450.0 in outstanding 7 7/8% senior notes partially offset by $9.2 in proceeds from the exercise of stock options.

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

Dividends

The payment of cash dividends is subject to a restrictive covenant contained in the instruments governing most of the Company’s outstanding senior debt. The covenant allows the payment of dividends, if declared by the Board of Directors, and the redemption or purchase of shares of its outstanding capital stock, subject to a formula that reflects cumulative net earnings. Prior to 2007 and since 2001, as a result of cumulative losses recorded over several years, the Company was not permitted under the formula to pay a cash dividend on its common stock. During the third quarter 2007, the cumulative losses calculated under the formula were eliminated due to the improved financial performance of the Company. Accordingly, a cash dividend is now permissible under the senior debt covenants. Restrictive covenants also are contained in the instruments governing the Company’s $850.0 asset-based revolving credit facility. Under the credit facility covenants, dividends are not restricted unless availability falls below $150.0, at which point dividends would be limited to $12.0 annually. Currently, the availability under the credit facility significantly exceeds $150.0. Accordingly, there currently are no covenant restrictions on the Company’s ability to declare and pay a dividend to its shareholders.

On January 22, 2008, the Company announced that its board of directors declared a quarterly cash dividend of $0.05 per share of common stock, payable on March 10, 2008, to shareholders of record on February 15, 2008.

Financial Covenants

The indentures governing the Company’s outstanding $550.0 in senior notes and the $850.0 credit facility contain restrictions and covenants that may limit the Company’s operating flexibility.

The senior note indenture includes restrictive covenants regarding (a) the use of proceeds from asset sales, (b) some investments, (c) the amount of sale/leaseback transactions, and (d) transactions by subsidiaries and with affiliates. Furthermore, the senior note indenture imposes the following additional financial covenants:

•

A minimum interest coverage ratio of at least 2.5 to 1 for the incurrence of debt. Failure to currently meet this covenant would limit the amount of additional debt the Company can incur to approximately $100.0. At December 31, 2007, the ratio was approximately 10.0 to 1. This number is calculated by dividing the interest expense, including capitalized interest and fees on letters of credit, into EBITDA (defined, essentially, as operating income (i) before interest, income taxes, depreciation, amortization of intangible assets and restricted stock, extraordinary items and purchase accounting and asset distributions, (ii) adjusted for income before income taxes for discontinued operations, and (iii) reduced for the charges related to impairment of goodwill special charges, and pension and other postretirement employee benefit obligation corridor charges). The corridor charges are amortized over a 10-year period for this calculation.

•

A limitation on “restricted payments,” which consist primarily of dividends and share repurchases, of $25.0 plus 50% of cumulative net income (or minus 100% of cumulative net loss) from April 1, 2002. As of December 31, 2007, the limitation on restricted payments was approximately $75.0.

The Company’s $850.0 five-year revolving credit facility secured by the Company’s product inventory and accounts receivable contains restrictions on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliate transactions. In addition, the facility requires maintenance of a minimum fixed charge coverage ratio of 1.0 to 1 if availability under the facility is less than $125.0.

Capital Investments

The Company anticipates 2008 capital investments of approximately $200.0, which the Company expects to be funded from cash generated from operations. The Commonwealth of Kentucky has provided the Company the ability to receive tax incentives in the form of payroll tax and other withholdings over a 10-year period to help defray the costs for the installation of a vacuum degasser and caster modifications at its Ashland Works under the Kentucky Industrial Revitalization Act Tax Credit Program. Through December 31, 2007, the Company has accumulated $9.6 in such withholdings, which amount is included as a reduction of property, plant and equipment in the consolidated financial statements. To meet the growing demand for energy efficient products used in power generation and distribution transformers, the Company is expanding its production capacity for high-quality, grain-oriented electrical steels. The Company announced in 2007 capital investments totaling $180.0 to achieve this increased electrical steel capacity in 2007 and 2008. At December 31, 2007, commitments for all future capital investments totaled approximately $3.9.

Employee Benefit Obligations

Under its method of accounting for pension and other postretirement benefit plans, the Company recognizes, as of the Company’s measurement date, any unrecognized actuarial gains and losses that exceed 10% of the larger of projected benefit obligations or plan assets (the “corridor”). Prevailing interest rates on the measurement date are one of the factors used to determine the Company’s year-end liability, corridor charges and subsequent year’s expense for these benefit plans. Based on the prevailing interest rates and on other relevant assumptions made by the Company, including the impact related to the higher level of retirements, primarily at its Middletown Works, the pre-tax effect of a 2006 non-cash charge related to other postretirement benefit plans was $133.2. There was no corridor charge related to pensions in 2006 and no corridor charges for pension and other postretirement benefit plans for 2007.

In September 2006, the FASB issued FAS 158 which required the Company to fully recognize and disclose an asset or liability for the overfunded or underfunded status of its benefit plans in financial statements as of December 31, 2006. For most companies subject to FASB standards, as expected, this resulted in a significant increase in recorded pension and OPEB liabilities. For the Company, however, the adoption of FAS 158 did not have that effect. Rather, at December 31, 2006, it resulted in a reduction of the Company’s intangible asset of $32.9, a decrease in pension and other postretirement benefit liabilities of $159.8 and an increase to equity of $142.7, net of tax. FAS 158 requires the Company to change its measurement date from October 31 to the Company’s December 31 fiscal year-end date, by December 31, 2008.

Based on current assumptions, the Company will be required to make pension contributions during 2008 totaling approximately $150.0, of which a $75.0 contribution was made in the first quarter of 2008. The amount and timing of future required contributions to the pension trust depend on the use of assumptions concerning future events. The most significant of these assumptions relate to future investment performance of the pension funds, actuarial data relating to plan participants and the benchmark interest rate used to discount benefits to their present value. Because of the variability of factors underlying these assumptions, including the possibility of future pension legislation, the reliability of estimated future pension contributions decreases as the length of time until the contribution must be made increases. Currently, the Company’s major pension plans are significantly underfunded. As a result, absent major increases in long-term interest rates, above average returns on pension plan assets and/or changes in legislated funding requirements, the Company will be required to make contributions to its pension trusts of varying amounts in the long-term. Some of these contributions could be substantial. Currently, the Company estimates required contributions for 2009 through 2011 to be in the range of $170.0 to $180.0.

The Company provides healthcare benefits to most of its employees and retirees. Based on the assumptions used to value other postretirement benefits, primarily retiree healthcare and life insurance benefits, annual cash payments for these benefits are expected to be in a range of $68.4 to $165.1 before reflecting the Settlement with the Middletown Works retirees, and in a range of $23.0 to $110.1 after reflecting that Settlement, in each of the next 30 years. The total projected future benefit obligation of the Company with respect to payments for healthcare benefits is included in “Pension and other postretirement benefit obligations” in the Company’s consolidated financial statements. The net amount recognized by the Company as of the end of 2007 for future payment of such healthcare benefit obligations was nearly $2.0 billion.

Accounting for retiree healthcare benefits requires the use of actuarial methods and assumptions, including assumptions about current employees’ future retirement dates, the anticipated mortality rate of retirees, anticipated future increases in healthcare costs and the obligation of the Company under future collective bargaining agreements with respect to healthcare benefits for retirees. Changing any of these assumptions could have a material impact on the calculation of the Company’s total obligation for future healthcare benefits. For example, the Company’s calculation of its future retiree healthcare benefit obligation as of the end of 2007 assumed that the Company would continue to provide healthcare benefits to current and future retirees. If this assumption is altered, it could have a material effect on the calculation of the Company’s total future retiree healthcare benefit obligation. This assumption could be altered as a result of one or more of the following developments.

First, retirees could consent to a change in the current level of healthcare benefits provided to them. Second, in certain instances, the union which represented a particular group of retirees when they were employed by the Company could, in the course of negotiations with the Company, accept such a change. Third, in certain instances, at or following the expiration of a collective bargaining agreement which affects the Company’s obligation to provide healthcare benefits to retired employees, the Company could take action to modify or terminate the benefits provided to those retirees without the agreement of those retirees or the union, subject to the right of the union subsequently to bargain to alter or reverse such action by the Company. The precise circumstances under which retiree healthcare benefits may be altered unilaterally or by agreement with a particular union vary depending on the terms of the relevant collective bargaining agreement. Some of these developments already have occurred and either already have impacted, or may impact in the future, the Company’s retiree healthcare benefit obligation. The most significant of these developments are summarized below.

On November 20, 2006, members of the United Steelworkers (USW) ratified a new 51-month labor agreement covering approximately 300 hourly production and maintenance employees at the Company’s Mansfield Works. Under the agreement, the existing defined benefit pension plan was “locked and frozen” as of February 28, 2007 with subsequent contributions to the Steelworker’s Pension Trust fund. As a result, the Company was required to recognize the past service pension expense that previously would have been amortized. The new contract expires on March 31, 2011.

On March 14, 2007, members of the International Association of Machinists and Aerospace Workers (“IAM”) ratified a new 54-month labor agreement covering about 1,700 hourly production and maintenance employees at the Company’s Middletown Works. Under the agreement, the existing defined benefit pension plan was “locked and frozen” as of May 26, 2007 with subsequent contributions to the IAM National Pension Fund. As a result, the Company was required to recognize the past service pension expense that previously would have been amortized. The new contract expires on September 15, 2011.

As a result of the ratification of the new labor contracts at Mansfield Works and Middletown Works, the Company recognized curtailment charges in the first and second quarters of 2007 of $15.1 and $24.7, respectively. Under these agreements, the existing defined benefit pension plan at each facility was “locked and frozen” with subsequent Company contributions being made to multiemployer pension trusts.

Since late 2003, the Company has negotiated new labor agreements with the various unions at all of its represented facilities. These new labor agreements, along with the Company’s overall efforts to reduce its total employment costs, have enabled the Company to reduce its pre-tax labor costs by approximately $225.0 on an annualized basis. In addition, during this time period the new labor contracts and the Company’s overall actions to reduce employment costs have resulted in a significant reduction in the Company’s OPEB liability. Under GAAP, the Company may not recognize this benefit immediately. Rather, it is required to amortize the net benefits of this reduction into future years. The Company thus will be able to recognize the benefit of this net reduction annually through its earnings in the future as a reduction in its other postretirement benefit costs.

On October 8, 2007, the Company announced that it had reached a settlement (the “Settlement”) of the claims in litigation filed against the Company by retirees of its Middletown Works relating to their retiree health and welfare benefits. The Settlement was approved by the federal district court on February 21, 2008 and is expected to reduce the Company’s total OPEB liability of approximately $2.0 billion as of September 30, 2007 by approximately $1.0 billion. Under the terms of the Settlement, the Company will make payments totaling $663.0 to a Voluntary Employees Beneficiary Association which will assume all future responsibility for health and welfare claims by the affected retirees. If ultimately approved by the court, the Settlement not only will reduce the Company’s OPEB liability by approximately fifty percent, but also will reduce the Company’s ongoing annual healthcare expense. For a more detailed description of the Settlement, see the discussion in the Legal Proceedings section above.

Labor Agreements

At December 31, 2007, the Company’s operations included approximately 6,900 employees, of which approximately 5,150 are represented by labor unions under various contracts that will expire in the years 2008 through 2013.

The labor contract for approximately 380 hourly employees represented by UAW Local 3462 at Coshocton Works was scheduled to expire on April 1, 2007. In February 2007 the members of that union ratified a new approximately three-year labor agreement which expires on March 31, 2010. The labor contract for approximately 300 hourly employees represented by UAW Local 169 at Mansfield Works was scheduled to expire on February 10, 2007. In November 2006, the members of that union ratified a new 51-month labor agreement which expires on March 31, 2011. In March 2007, the members of the IAM Local Lodge 1943 ratified a new 54-month agreement covering about 1,700 hourly employees at the Company’s Middletown Works after a one-year lockout. The new agreement expires on September 15, 2011. In July 2007 members of the UAW Local 3044 ratified a new six-year agreement covering about 190 hourly production employees at the Company’s Rockport Works. The new agreement took effect August 1, 2007 and expires September 30, 2013.

The labor agreement to which the Company is a party at the Company’s Ashland Works Coke Plant is set to expire October 31, 2008 and will be re-negotiated in 2008. The expiring labor agreement covers approximately 250 employees. The USW represents the hourly workers at Ashland Works, including the Coke Plant. While management is seeking to reach a new agreement with the union without a work stoppage, the Company cannot predict the outcome of the contract negotiations. There is the potential of a work stoppage at the Ashland Works Coke Plant if the Company and the union cannot reach a timely agreement in contract negotiations. The Company expects to operate the facility in the event of a labor dispute, but there is a risk that such a labor dispute, if it occurs, could have a material impact on the Company’s operations and financial results.

Energy and Raw Material Hedging

The Company enters into derivative transactions in the ordinary course of business to hedge the cost of natural gas and certain raw materials. At December 31, 2007, the consolidated balance sheets included net current assets of $0.6 for the fair value of these derivatives. Changes in the prices paid for the related commodities are expected to offset the effect on cash of settling these amounts.

Off Balance Sheet Arrangements

There were no off balance sheet arrangements as of December 31, 2007.

Tabular Disclosure of Contractual Obligations

In the ordinary course of business, the Company enters into agreements under which it is obligated to make legally enforceable future payments. These agreements include those related to borrowing money, leasing equipment and purchasing goods and services. The following table summarizes by category expected future cash outflows associated with contractual obligations in effect as of December 31, 2007.

	Payment due by period
Contractual Obligations (a)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt obligations	$12.7	$1.4	$551.4	$100.9	$666.4
Interest on long-term debt obligations	45.9	91.3	70.0	37.0	244.2
Operating lease obligations	4.3	6.7	4.9	12.8	28.7
Purchase obligations and commitments	2,387.0	2,113.8	1,175.6	586.6	6,263.0
Other long term liabilities (b)	—	23.5	15.1	121.4	160.0

Total	$2,449.9	$2,236.7	$1,817.0	$858.7	$7,362.3

(a)	The Company will be required to make future cash contributions to its defined benefit pension plans. The estimate for these contributions is approximately $150.0 in 2008, of which $75.0 was made in the first quarter of 2008. The Company estimates that pension contributions for the years 2009 through 2011 will average approximately $170.0 to $180.0 each year. Estimates of cash contributions to be made after 2011 cannot be reliably determined at this time due to the number of variable factors which impact the calculation of defined benefit pension plan contributions. The Company also is required to make benefit payments for retiree medical benefits. The estimate for 2008 for these payments is $110.0 after reflecting the Settlement with Middletown Works retirees. These payments are projected to range from $68.4 to $165.1 for each of the next 30 years before reflecting the Settlement and are projected to range from $23.0 to $110.1 after reflecting the Settlement. For a more detailed description of this Settlement, see the discussion in the Legal Proceedings section above.
(b)	Includes long-term FIN 48 liability of $35.6. The amount of the FIN 48 liability and the timing of its recognition are subject to significant uncertainty, and are contingent on the occurrence of future events, such as audits and examinations by various income tax authorities. For a more detailed description of FIN 48, “Accounting for Uncertainty in Income Taxes,” see the discussion in the New Accounting Pronouncements section below

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

The other long-term liabilities on the Company’s consolidated balance sheets include reserves for environmental and legal issues, employment-related benefits and insurance, FIN 48 liabilities established with regard to uncertain tax positions and other reserves. These amounts generally do not arise from contractual negotiations with the parties receiving payment in exchange for goods and services. The ultimate amount and timing of payments are subject to significant uncertainty and, in many cases, are contingent on the occurrence of future events, such as the filing of a claim or completion of due diligence investigations, settlement negotiations, audit and examinations by taxing authorities, documentation or legal proceedings.

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

The Company maintains an allowance for doubtful accounts as a reserve for the loss that would be incurred if a customer is unable to pay amounts due to the Company. The Company determines this based on various factors, including the customer’s financial condition. While losses due to customer defaults have been low, if in the future the financial condition of some customers deteriorates to an extent that may affect their ability to pay, additional allowances may be needed. Approximately 24% of the Company’s trade receivables outstanding at December 31, 2007 are due from businesses associated with the U.S. automotive industry. Except in a few situations where the risk warrants it, collateral is not required on trade receivables. While the Company believes its recorded trade receivables will be collected, in the event of default in payment of a trade receivable, the Company would follow normal collection procedures.

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

Pension and Other Postretirement Benefit Plans

Under its method of accounting for pension and other postretirement benefit plans, the Company recognizes into income, as of the Company’s measurement date, any unrecognized actuarial net gains or losses that exceed 10% of the larger of projected benefit obligations or plan assets, defined as the corridor. Amounts inside this 10% corridor are amortized over the average remaining service life of active plan participants. This method results in faster recognition of actuarial net gains and losses than the minimum amortization method permitted by prevailing accounting standards and used by the vast majority of companies in the United States. Faster recognition limits the amounts by which balance sheet assets and liabilities differ from economic net assets or obligations related to the plans. However, faster recognition under this method also results in the potential for highly volatile and difficult to forecast corridor adjustments, similar to those recognized in recent years.

In September 2006, the FASB issued FAS 158 which requires the Company to fully recognize and disclose an asset or liability for the overfunded or underfunded status of its benefit plans in financial statements as of December 31, 2006. For most companies subject to FASB standards, it is expected that this will result in a significant increase in recorded pension and OPEB liabilities. For the Company, however, the adoption of FAS 158 did not have that effect. Rather, at December 31, 2007, it resulted in a reduction of $32.9 in intangible assets, a decrease in pension and other postretirement benefit liabilities of $159.8 and an increase to equity of $142.7, net of tax. FAS 158 requires the Company to change its measurement date from October 31 to the Company’s December 31 fiscal year-end date, by December 31, 2008.

Under the applicable accounting standards, actuarial net gains and losses occur when actual experience differs from any of the many assumptions used to value the benefit plans or when the assumptions change, as they may each year when a valuation is performed. The major factors contributing to actuarial gains and losses for pension plans are the differences between expected and actual returns on plan assets and changes in the discount rate used to value pension liabilities as of the measurement date. For other postretirement benefit plans, differences in estimated versus actual healthcare costs, changes in assumed healthcare cost trend rates or a change in the difference between the discount rate and the healthcare trend rate are major factors contributing to actuarial gains and losses. In addition to the potential for corridor adjustments, these factors affect future net periodic benefit expenses. Changes in key assumptions can have a material effect on the amount of annual expense recognized. For example, a one-percentage-point decrease in the expected rate of return on pension plan assets would increase the projected 2007 pension expense by approximately $29.4 before tax. Based on the Company’s liability as of December 31, 2007, a one-percentage-point increase in the assumed healthcare trend rate would increase projected 2007 other postretirement benefit expense by approximately $9.7 before tax. The discount rate used to value liabilities and assets affects both pensions and other postretirement benefit calculations. Similarly, a one-quarter-percentage-point decrease in this rate would increase pension expense by $2.1 and decrease other postretirement expense by $1.1. These estimates exclude any potential corridor adjustments.

Property, Plant and Equipment

The total weighted average useful life of the Company’s machinery and equipment is 18.3 years based on the depreciable life of the assets. The Company recognizes costs associated with major maintenance activities at its operating facilities in the period in which they occur.

Investments

The Company’s financial statements consolidate the operations and accounts of the Company and all subsidiaries in which the Company has a controlling interest. The Company also has investments in associated companies that are accounted for under the equity method and, because the operations of these companies are integrated with the Company’s basic steelmaking operations, its proportionate share of their income (loss) is reflected in the Company’s cost of products sold in the consolidated statements of operations. In addition, the Company holds investments in debt securities and minor holdings in equity securities, which are accounted for as available-for-sale or held-to-maturity cost investments. At December 31, 2007, the Company had no investments that it accounted for as trading securities. Each of the Company’s investments is subject to a review for impairment, if and when, circumstances indicate that a loss in value below its carrying amount is other than temporary. Under these circumstances, the Company would write the investment down to its fair value, which would become its new carrying amount.

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

Financial Instruments

The Company is a party to derivative instruments that are designated and qualify as hedges under FAS 133, “Accounting for Derivative Instruments and Hedging Activities” and related pronouncements. The Company’s objective in using such instruments is to protect its earnings and cash flows from fluctuations in the fair value of selected commodities and currencies. For example, in the ordinary course of business, the Company uses cash settled commodity price swaps, with a duration of up to three years, to hedge the price of a portion of its natural gas, nickel, aluminum and zinc requirements. The Company designates these swaps as cash flow hedges and the resulting changes in their fair value are recorded in other comprehensive income. Subsequent gains and losses are recognized into cost of products sold in the same period as the underlying physical transaction. The pre-tax net loss recognized in earnings during 2007 representing the component of the derivative instruments excluded from the assessment of hedge effectiveness was $5.0 and was recorded in cost of products sold. At December 31, 2007, currently valued outstanding commodity hedges would result in the reclassification into earnings of $2.5 in net-of-tax gains within the next twelve months. Based on such reviews as it deems reasonable and appropriate, the Company believes that all counterparties to its outstanding derivative instruments are entities with substantial credit worthiness.

Goodwill

At December 31, 2007 and 2006, the Company’s assets included $37.1 of goodwill. Each year, as required by FAS 142, “Goodwill and Other Intangible Assets,” the Company performs an evaluation of goodwill to test this balance for possible impairment. Management judgment is used to evaluate the impact of changes in operations and to estimate future cash flows to measure fair value. Assumptions such as forecasted growth rates and cost of capital are consistent with internal projections. The evaluation requires that the reporting unit underlying the goodwill be measured at fair value and, if this value is less than the carrying value of the unit, a second test must be performed. Under the second test, the current fair value of the reporting unit is allocated to the assets and liabilities of the unit including an amount for “implied” goodwill. If implied goodwill is less than the net carrying amount of goodwill, the difference becomes the amount of the impairment that must be recorded in that year. The Company’s businesses operate in highly cyclical industries and the valuation of these businesses can be expected to fluctuate, which may lead to further impairment charges in future operating costs. The 2007 annual review did not result in any goodwill impairment for the Company.

New Accounting Pronouncements

In December 2007, the FASB issued FAS 160, “Noncontrolling Interests in Consolidated Financial Statements”. FAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This Statement is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact of the adoption of FAS 160 on its financial position and results of operations.

In December 2007, the FASB revised FAS 141(R), “Business Combinations”. FAS 141(R) applies to all transactions in which an entity obtains control of one or more businesses, including mergers and combinations achieved without the transfer of consideration. This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. This Statement is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact of the adoption of FAS 141(R) on its financial position and results of operations.

In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective no later than fiscal years beginning on or after November 15, 2007. The Company adopted FAS 159 on January 1, 2008 and elected not to apply fair value measurement to any additional assets or liabilities not already required to be measured at fair value.

In September 2006, the FASB issued FAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, which requires the Company to fully recognize and disclose an asset or liability for the overfunded or underfunded status of its benefit plans in financial statements as of December 31, 2006. The adoption of FAS 158 resulted in a reduction of $32.9 in intangible assets, a decrease in pension and other postretirement benefit liabilities of $159.8 and an increase to equity of $142.7, net of tax. FAS 158 requires the Company to change its measurement date from October 31 to the Company’s December 31 fiscal year-end date, by December 31, 2008.

In September 2006, the FASB issued FAS 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements in accounting pronouncements where fair value is the relevant measurement attribute. However, for some entities, the application of this statement will change current practice for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued a FASB Staff Position (“FSP”) No. FAS 157-2 “Effective Date of FASB Statement No. 157”, delaying the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The FSP deferred the effective date of FAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company adopted the applicable portion of FAS 157 on January 1, 2008 and does not anticipate a significant impact on the disclosures within its financial statements for the year ended December 31, 2008. The Company is currently evaluating the impact of the adoption of FAS 157 for nonfinancial assets and nonfinancial liabilities on its financial position and results of operation.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” This interpretation establishes a “more-likely-than-not” recognition threshold that must be met before a tax benefit can be recognized in the financial statements. FIN 48 also offers guidelines to determine how much of a tax benefit to recognize in the financial statements. Under FIN 48, the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the taxing authority should be recognized. This recognition requirement under FIN 48 is applied on an individual tax position basis, with the cumulative total tax benefit of all tax positions being reflected in the financial statements. The provisions of FIN 48 became effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 which resulted in a cumulative effect adjustment of $6.7 to retained earnings as of January 1, 2007 to increase reserves for uncertain tax positions.

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

The Company cautions readers that such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management. See Item 1A Risk Factors for more information on certain of these risks and uncertainties.

Except as required by law, the Company disclaims any obligation to update any forward-looking statements to reflect future developments of events.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk.

In the ordinary course of business, the Company’s market risk includes changes in (a) interest rates, (b) the prices of raw materials and energy sources, and (c) foreign currency exchange rates. The Company manages interest rate risk by issuing variable and fixed debt, and currently has $550.0 of fixed-rate debt and $116.4 of variable-rate debt outstanding. The fair value of this debt as of December 31, 2007 is $680.2. A reduction in prevailing interest rates or improvement in the Company’s credit rating could increase the fair value of this debt. A reduction in the rate used to discount total future principal and interest payments of 1% would result in an increase in the total fair value of the Company’s long-term debt of approximately $35.3. An unfavorable effect on the Company’s results and cash flows from exposure to interest rate declines and a corresponding increase in the fair value of its debt would result only if the Company elected to repurchase its outstanding debt securities at prevailing market prices.

In the ordinary course of business, the Company is exposed to fluctuations in the price of certain raw materials. In recent years, natural gas prices, in particular, have been highly volatile. At normal consumption levels, a one dollar per MCF change in natural gas prices would result in an approximate $40.0 change in annual pre-tax operating results, excluding the offsetting effects of any then existing hedging instruments. In addition, due primarily to increased demand from foreign steel producers, the costs of unfinished carbon steel slabs and scrap (both of which are purchased in the spot market and are not susceptible to hedging) rose significantly in 2007. Similarly, the Company experienced an increase in the cost of iron ore in 2006. Collectively, these and other raw material and energy cost increases have adversely affected the Company’s margins. To offset such cost increases, where competitively possible, the Company attempts to add a surcharge to the price of steel it sells to the spot market and to negotiate a variable pricing mechanism with its contract customers that allows the Company to adjust selling prices in response to changes in the cost of certain raw materials and energy. In addition, in the case of stainless steel, increased costs for nickel, chrome and molybdenum can usually be recovered through established price surcharges. Approximately 60% of the Company’s shipments in 2007 were made under contracts having a duration of six months or more. The Company anticipates that its percentage of contract sales will be similar in 2008. Approximately 70% of the Company’s shipments to contract customers permit an adjustment of selling prices in response to changes in the cost of certain raw materials and energy. Therefore, fluctuations in the price of energy (particularly natural gas), raw materials (such as scrap, purchased slabs, coal, iron ore, and zinc) or other commodities will be, in part, passed on to the Company’s customers rather than absorbed solely by the Company.

In addition, in order to further minimize its exposure to fluctuations in raw material costs, and to secure an adequate supply of raw materials, the Company has entered into multi-year purchase agreements for certain raw materials that provide for fixed prices or only a limited variable price mechanism. While enabling the Company to reduce its exposure to fluctuations in raw material costs, this also exposes the Company to an element of market risk relative to its sales contracts. Currently, most of the Company’s sales contracts have durations of six months to one year and expire during 2008. Approximately half of those contracts have fixed price terms and the other half which have some form of variable pricing do not necessarily enable the Company to recoup the full amount of increases in its raw material and energy costs. When new contracts are negotiated with the Company’s customers, the average sales prices could change, either up or down. If that average sales price decreases, the Company may not be able to reduce its raw material costs to a corresponding degree due to the multi-year term and fixed price nature of some of its raw material purchase contracts.

The Company uses cash settled commodity price swaps and/or options to hedge the price of a portion of its natural gas, nickel, aluminum and zinc requirements. The Company’s hedging strategy is designed to protect it against normal volatility. However, abnormal price increases in any of these commodity markets could negatively impact operating costs. Gains and losses from the use of these instruments are deferred in accumulated other comprehensive loss on the consolidated balance sheets and recognized into cost of products sold in the same period as the underlying physical transaction. At December 31, 2007, accumulated other comprehensive loss includes $2.5 in unrealized net-of-tax gains for the fair value of these derivative instruments. The following table presents the negative effect on pretax income of a hypothetical change in the fair value of derivative instruments outstanding at December 31, 2007 due to an assumed 10% and 25% decrease in the market price of each of the indicated commodities.

Commodity Derivative	10% Decrease	25% Decrease
Natural Gas	$6.8	$16.9
Nickel	0.6	1.1
Zinc	0.1	0.3

Because these instruments are structured and used as hedges, these hypothetical losses would be offset by the benefit of lower prices paid for the physical commodity used in the normal production cycle. The Company currently does not enter into swap or option contracts for trading purposes.

The Company is also subject to risks of exchange rate fluctuations on a small portion of intercompany receivables that are denominated in foreign currencies. The Company occasionally uses forward currency contracts to manage exposures to certain of these currency price fluctuations. At December 31, 2007, the Company had outstanding forward currency contracts with a total value of $27.4 for the sale of euros. Based on the contracts outstanding at the end of 2007, a 10% increase in the dollar to euro exchange rate would result in a $2.7 pretax loss in the value of those contracts, which would offset the income benefit of a more favorable exchange rate.

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

Dated: February 26, 2008	/s/ JAMES L. WAINSCOTT
James L. Wainscott
Chairman of the Board, President and Chief Executive Officer

Dated: February 26, 2008	/s/ ALBERT E. FERRARA, JR.
Albert E. Ferrara, Jr.
Vice President, Finance and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AK Steel Holding Corporation

West Chester, Ohio

We have audited the accompanying consolidated balance sheets of AK Steel Holding Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, cash flows, and comprehensive income for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index to Exhibits at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AK Steel Holding Corporation at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on January 1, 2006, the recognition and related disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans, on December 31, 2006, and the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Cincinnati, Ohio

February 25, 2008

AK STEEL HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2007, 2006 and 2005

(dollars in millions, except per share data)

	2007	2006	2005
Net sales	$7,003.0	$6,069.0	$5,647.4
Cost of products sold (exclusive of items shown separately below)	5,919.0	5,452.7	4,996.8
Selling and administrative expenses	223.5	207.7	208.4
Depreciation	196.3	194.0	196.4
Other operating items:
Other postretirement benefit corridor charges	—	133.2	54.2
Asset impairment charges	—	—	31.7
Curtailment charges	39.8	10.8	12.9
Labor contract charges	—	5.0	—
Impairment of equity investment	—	—	33.9

Total operating costs	6,378.6	6,003.4	5,534.3

Operating profit	624.4	65.6	113.1
Interest expense	68.3	89.1	86.8
Interest income	32.2	21.2	9.1
Other income/(expense)	3.0	(0.8)	2.6

Income (loss) before income taxes	591.3	(3.1)	38.0
Income tax provision (benefit) due to state law changes	(11.4)	5.7	32.6
Income tax provision (benefit)	215.0	(20.8)	6.2

Total income tax provision (benefit)	203.6	(15.1)	38.8

Income (loss) before cumulative effect of accounting change	387.7	12.0	(0.8)
Cumulative effect of accounting change, net of tax	—	—	(1.5)

Net income (loss)	$387.7	$12.0	$(2.3)

Basic earnings per share:
Income (loss) before cumulative effect of accounting change	$3.50	$0.11	$(0.01)
Cumulative effect of accounting change	—	—	(0.01)

Net income (loss) per share	$3.50	$0.11	$(0.02)

Diluted earnings per share:
Income (loss) before cumulative effect of accounting change	$3.46	$0.11	$(0.01)
Cumulative effect of accounting change	—	—	(0.01)

Net income (loss) per share	$3.46	$0.11	$(0.02)

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2007 and 2006

(dollars in millions, except per share amounts)

	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$713.6	$519.4
Accounts receivable, net	675.0	696.8
Inventories, net	646.8	857.6
Deferred tax asset	357.6	437.4
Other current assets	33.8	36.3

Total Current Assets	2,426.8	2,547.5

Property, Plant and Equipment	5,131.1	5,021.5
Less accumulated depreciation	(3,065.2)	(2,888.1)

Property, plant and equipment, net	2,065.9	2,133.4

Other Assets:
Investment in AFSG	55.6	55.6
Other investments	42.9	70.4
Goodwill	37.1	37.1
Other intangible assets	0.3	0.3
Deferred tax asset	549.5	647.1
Other	19.3	26.2

TOTAL ASSETS	$5,197.4	$5,517.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$588.2	$567.1
Accrued liabilities	214.0	207.4
Current portion of long-term debt	12.7	—
Current portion of pension and other postretirement benefit obligations	158.0	157.0

Total Current Liabilities	972.9	931.5

Non-current Liabilities:
Long-term debt	652.7	1,115.2
Pension and other postretirement benefit obligations	2,537.2	2,927.6
Other liabilities	159.9	126.3

Total Non-current Liabilities	3,349.8	4,169.1

TOTAL LIABILITIES	4,322.7	5,100.6

Commitments and Contingencies (see Note 8)

Stockholders’ Equity:
Preferred stock, authorized 25,000,000 shares	—	—
Common stock, authorized 200,000,000 shares of $.01 par value each; issued 2007, 120,302,930 shares, 2006, 119,025,234 shares; outstanding 2007, 111,497,682 shares; 2006, 110,324,847 shares	1.2	1.2
Additional paid-in capital	1,867.6	1,841.4
Treasury stock, common shares at cost, 2007, 8,805,248; 2006, 8,700,387 shares	(126.8)	(124.4)
Accumulated deficit	(915.1)	(1,296.1)
Accumulated other comprehensive income (loss)	47.8	(5.1)

TOTAL STOCKHOLDERS’ EQUITY	874.7	417.0

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,197.4	$5,517.6

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2007, 2006 and 2005

(dollars in millions)

	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$387.7	$12.0	$(2.3)

Adjustments to reconcile net income (loss) to cash flows from operating activities of continuing operations:
Depreciation	196.3	194.0	196.4
Amortization	14.8	9.7	8.5
Provision for doubtful accounts	2.7	4.8	4.6
Deferred income taxes	127.2	(11.3)	25.4
Contributions to pension trust	(250.0)	(209.0)	(150.0)
Other postretirement benefit corridor charges	—	133.2	54.2
Asset impairment charges	—	—	31.7
Curtailment charges	39.8	10.8	12.9
Labor contract charges	—	5.0	—
Impairment of equity investment	—	—	33.9
Cumulative effect of accounting change	—	—	1.5
Other items, net	(5.6)	(8.0)	10.7
Changes in assets and liabilities:
Accounts receivable	21.0	(130.3)	60.2
Inventories	204.5	(51.3)	(126.0)
Accounts payable and other current liabilities	41.1	106.5	65.5
Other assets	(1.3)	1.0	(3.0)
Pension asset and obligation	2.1	51.8	63.0
Postretirement benefit obligation	(69.3)	(40.8)	(3.2)
Other liabilities	(8.1)	(9.9)	(4.0)

Total adjustments	315.2	56.2	282.3

Net cash flows from operating activities	702.9	68.2	280.0

Cash flows from investing activities:
Capital investments	(104.4)	(76.2)	(173.8)
Proceeds from the sale of investments and property, plant and equipment	0.3	6.5	1.2
Proceeds from draw on restricted funds for emission control expenditures	2.5	8.5	33.6
Proceeds from note receivable from equity investments	27.4	—	—
Purchase of investments	(12.3)	—	—
Restricted cash to collateralize letter of credit	12.6	(12.6)	—
Other items, net	0.9	0.2	1.2

Net cash flows from investing activities	(73.0)	(73.6)	(137.8)

Cash flows from financing activities:
Redemption of long-term debt	(450.0)	—	—
Fees related to new credit facility or new debts	(2.6)	(0.1)	—
Exercise of stock options	9.2	3.3	3.1
Purchase of treasury stock	(2.4)	(0.9)	(0.6)
Tax benefits from stock-based compensation	6.5	—	—
Other items, net	3.6	2.9	(2.2)

Net cash flows from financing activities	(435.7)	5.2	0.3

Net increase (decrease) in cash and cash equivalents	194.2	(0.2)	142.5
Cash and cash equivalents, beginning of year	519.4	519.6	377.1

Cash and cash equivalents, end of year	$713.6	$519.4	$519.6

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in millions)

	Common Stock	Additional Paid-In- Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income/ (Loss)	Total
Balance, December 31, 2004	$1.2	$1,824.6	$(122.9)	$(1,305.8)	(199.7)	197.4
Net loss				(2.3)		(2.3)
Issuance of performance shares, net		(0.1)				(0.1)
Change in unamortized performance shares		0.1				0.1
Issuance of restricted stock, net		4.8				4.8
Change in unamortized restricted stock		(1.7)				(1.7)
Stock options exercised		3.1				3.1
Tax benefit from common stock compensation		1.3				1.3
Purchase of treasury stock			(0.7)			(0.7)
Derivative instrument hedges, net of tax					(0.6)	(0.6)
Foreign currency translation adjustment, net of tax					(2.3)	(2.3)
Minimum pension liability					21.5	21.5

Balance, December 31, 2005	$1.2	$1,832.1	$(123.6)	$(1,308.1)	$(181.1)	$220.5
Net income				12.0		12.0
Change in unamortized performance shares		1.2				1.2
Change in unamortized stock options		1.0				1.0
Issuance of restricted stock, net		1.9				1.9
Change in unamortized restricted stock		1.0				1.0
Unrealized gain on marketable securities, net of tax					0.1	0.1
Stock options exercised		3.3				3.3
Tax benefit from common stock compensation		0.9				0.9
Purchase of treasury stock			(0.8)			(0.8)
Derivative instrument hedges, net of tax					0.6	0.6
Foreign currency translation adjustment, net of tax					2.9	2.9
Minimum pension liability					29.7	29.7

Balance, December 31, 2006 before adjustment	$1.2	$1,841.4	$(124.4)	$(1,296.1)	$(147.8)	$274.3
Adjustment to initially apply FAS 158, net of tax					142.7	142.7

Balance, December 31, 2006	$1.2	$1,841.4	$(124.4)	$(1,296.1)	$(5.1)	$417.0
Adjustment to initially apply FIN 48				(6.7)		(6.7)
Net income				387.7		387.7
Change in unamortized performance shares		3.2				3.2
Change in unamortized stock options		1.9				1.9
Issuance of restricted stock, net		4.7				4.7
Change in unamortized restricted stock		(0.5)				(0.5)
Unrealized gain on marketable securities, net of tax					0.1	0.1
Stock options exercised		9.2				9.2
Tax benefit from common stock compensation		7.7				7.7
Purchase of treasury stock			(2.4)			(2.4)
Derivative instrument hedges, net of tax					0.2	0.2
Foreign currency translation adjustment, net of tax					3.6	3.6
Pension and OPEB adjustment, net of tax					49.0	49.0

Balance, December 31, 2007	$1.2	$1,867.6	$(126.8)	$(915.1)	$47.8	$874.7

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2007, 2006 and 2005

(dollars in millions)

	2007	2006	2005
Net income (loss)	$387.7	$12.0	$(2.3)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	3.6	2.9	(2.3)
Derivative instrument hedges, mark to market:
Gains (losses) arising in period	(8.6)	(29.3)	9.4
Less: Reclassification of (gains) losses included in net income	8.9	29.9	(10.0)
Unrealized gains on securities:
Unrealized holding gains arising during period	—	0.1	—
Minimum pension liability adjustment	—	29.7	21.5
Pension and OPEB adjustment	49.0	—	—

Comprehensive income	$440.6	$45.3	$16.3

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions, except per share amounts)

1.	Summary of Significant Accounting Policies

Basis of Presentation:    These financial statements consolidate the operations and accounts of AK Steel Holding Corporation (“AK Holding”) and its 100%-owned subsidiary AK Steel Corporation (“AK Steel,” and together with AK Holding, the “Company”) and all subsidiaries in which the Company has a controlling interest. The Company also operates European trading companies that buy and sell steel and steel products.

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

Costs of Goods Sold:    Cost of products sold for the Company consists primarily of raw materials, energy costs and supplies consumed in the manufacturing process, manufacturing labor, contract labor, depreciation expense and direct overhead expense necessary to manufacture the finished steel product as well as distribution and warehousing costs. The Company’s proportionate share of the income (loss) of investments in associated companies that are accounted for under the equity method is also included in costs of goods sold since these operations are integrated with the Company’s overall steelmaking operations.

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

Supplemental Disclosure of Cash Flow Information:

	2007	2006	2005
Cash paid during the period for:
Interest (net of interest capitalized)	$79.3	$83.7	$81.7
Income taxes	39.1	9.7	11.1

Supplemental Cash Flow Information Regarding Non-Cash Investing and Financing Activities:    The Company granted to certain employees common stock with values, net of cancellations, of $4.6, $2.0 and $4.8 in 2007, 2006 and 2005, respectively, under its restricted stock award programs (see Note 3). The Company received restricted cash in 2005 of $5.0 to be used for construction of emission control equipment at Middletown Works (see Note 5). The Company had open accounts payables and accruals at December 31, 2007 and 2006 of $37.8 and $11.3 respectively, related to property, plant and equipment purchases.

Accounts Receivable:    The allowance for doubtful accounts was $11.9 and $10.1 at December 31, 2007 and 2006, respectively. The Company maintains an allowance for doubtful accounts as a reserve for the loss that would be incurred if a customer is unable to pay amounts due to the Company. The Company determines this based on various factors, including the customer’s financial condition.

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

	2007	2006
Inventories on LIFO:
Finished and semi-finished	$819.4	$925.2
Raw materials and supplies	353.4	411.9
Adjustment to state inventories at LIFO value	(539.1)	(507.9)

Total	633.7	829.2
Other inventories	13.1	28.4

Total inventories	$646.8	$857.6

During 2007, 2006 and 2005, liquidation of LIFO layers generated income of $45.5, $1.7 and $6.9, respectively.

Property, Plant and Equipment:    Plant and equipment are depreciated under the straight-line method over their estimated lives. Land improvements are depreciated over 20 years, leaseholds, over the life of the lease, buildings, over 40 years and machinery and equipment, over 2 to 20 years. The estimated weighted average life of the Company’s machinery and equipment is 18.3 years. The Company recognizes costs associated with major maintenance activities at its operating facilities in the period in which they occur. The Company’s property, plant and equipment balances as of December 31, 2007 and 2006 are as follows:

	2007	2006
Land, land improvements and leaseholds	$138.4	$136.7
Buildings	363.5	359.1
Machinery and equipment	4,550.3	4,478.7
Construction in progress	78.9	47.0

Total	5,131.1	5,021.5
Less accumulated depreciation	(3,065.2)	(2,888.1)

Property, plant and equipment, net	$2,065.9	$2,133.4

The amount of interest on capital projects capitalized in 2007 and 2006 was $3.6 and $3.3, respectively. The Company reviews the carrying value of long-lived assets to be held and used and long-lived assets to be disposed of when events and circumstances warrant such a review. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value of a long-lived asset exceeds its fair value an impairment has occurred and a loss is recognized based on the amount by which the carrying value exceeds the fair market value less cost to dispose for assets to be sold or abandoned. Fair market value is determined using quoted market prices, estimates based on prices of similar assets or anticipated cash flows discounted at a rate commensurate with risk.

Investments:    The Company has investments in associated companies that are accounted for under the equity method. Because the operations of these companies are integrated with its basic steelmaking operations, the Company includes its proportionate share of the income (loss) of these associated companies in cost of products sold in the Company’s consolidated statements of operations. Operating income includes income (loss) from equity companies of $7.4, $5.4 and ($3.8) in 2007, 2006 and 2005, respectively.

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

The Company received a cash payment of $42.7 in December 2007 resulting from the recapitalization of Combined Metals of Chicago L.L.C. (“Combined Metals”), a private stainless steel processing company in which it holds an equity interest. The cash payment represents a $27.4 partial repayment of the $35.0 receivable note held by the Company and $15.3 for interest. A pre-tax benefit of $12.5 in interest income was recorded in the fourth quarter of 2007. The Company continues to have a 40% equity interest in Combined Metals.

The Company formerly held an equity interest in AK-ISG Steel Coating Company (“AK-ISG”), a joint venture that operated an electrogalvanizing line in Cleveland, OH, and guaranteed its performance under an equipment lease. In the fourth quarter of 2005, AK-ISG made the decision to indefinitely idle its electrogalvanizing line effective March 31, 2006. As a result, the Company fully impaired its investment in AK-ISG, resulting in a charge of $33.9 in 2005. The recognition of the above guarantee was included in the impairment charge and was reserved in accrued liabilities at December 31, 2005. In August 2006, the Company entered into an agreement with the other party to the joint venture whereby that party assumed the Company’s portion of the venture’s assets and liabilities, including the lease guarantee, and agreed to indemnify the Company from any liabilities related to the joint venture.

The Company holds equity interests in companies that produce products or own processes that have a synergistic relationship with the Company’s products. Each of these investments is subject to a review for impairment, if and when, circumstances indicate that a loss in value below its carrying amount is other than temporary. Under these circumstances, the Company would write down the investment to its fair value, which would then become its new carrying amount. No additional impairment was necessary based on the reviews conducted in 2007 and 2006.

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

Related Party Transactions:    The Company regularly transacts business with its equity investees. The following relates to the Company’s transactions with these unconsolidated subsidiaries for the years indicated:

	2007	2006	2005
Sales to equity investees	$59.9	$37.4	$29.8
Purchases from equity investees	21.0	25.1	32.7

	As of December 31,
	2007	2006
Accounts receivable from equity investees	$1.6	$2.1
Accounts payable to equity investees	2.3	2.6
Notes receivable from equity investees	7.6	35.0

Goodwill and Other Intangible Assets:    As of December 31, 2007 and 2006, goodwill on the consolidated balance sheets was $37.1, related primarily to the tubular business. Other intangible assets on the consolidated balance sheets were $0.3 at both December 31, 2007 and 2006. Goodwill is reviewed annually for possible impairment. Considering operating results and the estimated fair value of the business, the 2007 and 2006 annual reviews did not result in any goodwill impairment for the Company.

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Pension and Other Postretirement Benefits:    Under its method of accounting for pension and other postretirement benefit plans, the Company recognizes into income, as of the Company’s measurement date, any unrecognized actuarial net gains or losses that exceed 10% of the larger of projected benefit obligations or plan assets, defined as the “corridor”. Amounts inside this 10% corridor are amortized over the average remaining service life of active plan participants. The Company adopted this method of accounting for pension and other postretirement benefit obligations as a result of its merger with Armco Inc. in 1999. Actuarial net gains and losses occur when actual experience differs from any of the many assumptions used to value the plans. Differences between the expected and actual returns on plan assets and changes in interest rates, which affect the discount rates used to value projected plan obligations, can have a significant impact on the calculation of pension net gains and losses from year to year. For other postretirement benefit plans, increases in healthcare trend rates that outpace discount rates could cause unrecognized net losses to increase to the point that an outside-the-corridor charge would be necessary. By immediately recognizing net gains and losses outside the corridor, the Company’s accounting method limits the amounts by which balance sheet assets and liabilities differ from economic net assets or obligations related to the plans. There were no corridor charges in 2007. In 2006, a significant number of retirements at the Company’s Middletown Works, higher health care costs and change in assumptions led the Company to record a corridor charge of $133.2, which related to its other postretirement benefit plans. During 2005, higher health care costs and changes in assumptions resulted in a net actuarial loss in excess of the corridor for other postretirement benefit plans and led to the charge of $54.2.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“FAS 158”) which required the Company to fully recognize and disclose an asset or liability for the overfunded or underfunded status of its benefit plans in financial statements as of December 31, 2006. The adoption of FAS 158 resulted in a reduction of $32.9 in intangible assets, a decrease in pension and other postretirement benefit liabilities of $159.8 and an increase to equity of $142.7, net of tax. FAS 158 requires the Company to change its measurement date from October 31 to the Company’s December 31 fiscal year-end date, by December 31, 2008.

Income Taxes:    The Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” which resulted in a cumulative effect adjustment of $6.7 to retained earnings as of January 1, 2007 to increase reserves for uncertain tax positions. Upon adoption of FIN 48, and subsequently during 2007, the Company’s deferred tax assets and FIN 48 income tax payable accounts were adjusted to reflect the impact of reserving for uncertain tax positions. The ending deferred balances reflect the adoption of the FIN 48 provisions.

As more fully explained in Note 4, the Company records deferred tax assets, primarily related to amounts previously expensed in the consolidated financial statements, which become deductible in the tax return upon payment in the future. These amounts include pension and other postretirement benefit reserves and other reserves which have been accrued. To the extent the Company has regular and alternative minimum taxable income, it utilizes any existing regular and alternative minimum tax net operating loss carryovers to reduce its federal income tax liability. The Company files income tax returns in various state and local tax jurisdictions, and to the extent that net operating loss carryovers are available, the Company reduces its jurisdictional tax liability. Where state or local tax jurisdiction net operating loss carryovers are not available or are limited, the Company pays income taxes.

The tax losses and tax credit carryforwards may be used to offset future taxable income, and their benefit is reflected in the deferred tax assets. These deferred tax asset components are partially offset by deferred tax liabilities, primarily related to fixed assets which have been depreciated at a faster rate for tax purposes than for

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

financial reporting purposes. In order to recognize fully the deferred tax asset, the Company must generate sufficient taxable income to utilize its temporary differences and net operating loss and tax credit carryforwards before they expire. The Company records a valuation allowance to reduce its deferred tax assets to an amount that is more likely than not to be realized. The valuation allowance is regularly reviewed for adequacy.

Earnings Per Share:    Reconciliation of numerators and denominators for basic and diluted EPS computations is as follows:

	2007	2006	2005
Income (loss) for calculation of basic earnings per share:
Income (loss) from continuing operations related to common stockholders	$387.7	$12.0	$(0.8)
Cumulative effect of accounting change	—	—	(1.5)

Net income (loss) related to common stockholders	$387.7	$12.0	$(2.3)

Common shares outstanding (weighted average in millions):
Common shares outstanding for basic earnings per share	110.8	109.9	109.7
Effect of dilutive securities, employee stock options	1.1	0.6	—

Common shares outstanding for diluted earnings per share	111.9	110.5	109.7

Basic earnings per share:
Income (loss) from continuing operations	$3.50	$0.11	$(0.01)
Cumulative effect of accounting change	—	—	(0.01)

Net income (loss) per share	$3.50	$0.11	$(0.02)

Income (loss) for calculation of diluted earnings per share:
Income (loss) from continuing operations related to common stockholders	$387.7	$12.0	$(0.8)
Cumulative effect of accounting change	—	—	(1.5)

Net income (loss) related to common stockholders	$387.7	$12.0	$(2.3)

Diluted earnings per share:
Income (loss) from continuing operations	$3.46	$0.11	$(0.01)
Cumulative effect of accounting change	—	—	(0.01)

Net income (loss) per share	$3.46	$0.11	$(0.02)

At the end of each of the above years, the Company had outstanding stock options whose exercise or conversion could, under certain circumstances, further dilute earnings per share. The shares of potentially issuable common stock that were not included in the above weighted average shares outstanding were 10,000, 388,080, and 3,406,883 at December 31, 2007, 2006 and 2005, respectively. To include them would have had an anti-dilutive effect on earnings per share for the years presented.

Share-Based Compensation:    In December 2004, the FASB issued a revised FAS 123R, “Share-Based Payment”. FAS 123R sets accounting requirements for “share-based” compensation to employees and requires companies to recognize in the income statement the grant-date fair value of the stock options and other equity-based compensation. Prior to the adoption of FAS 123R in January 1, 2006, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and the related

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

interpretations in accounting for nonqualified stock options and performance shares granted under the Company’s Stock Incentive Plan (“SIP”) and the pro forma disclosure requirements of FAS 123, “Accounting for Stock-Based Compensation” and related pronouncements. Accordingly, no compensation expense was recognized for nonqualified stock options or performance shares granted for periods prior to January 1, 2006. Compensation costs related to restricted stock awards granted under its SIP are charged against income during their vesting period. In 2007 and 2006, the Company recognized compensation costs of $9.3 and $5.2, respectively, under FAS 123R for stock options, performance shares and restricted stock. In 2005, the Company recognized compensation costs of $3.1 under APB 25. Had compensation cost for the Company’s stock option plans and performance shares been determined based on fair value consistent with the methodology of FAS 123, the Company’s net loss and loss per share for 2005 would have been adjusted to the pro forma amounts indicated below:

2005
Net loss as reported	$(2.3)
Performance shares	0.2
Additional compensation cost based on fair value recognition, net of tax	1.4

Pro forma net loss	$(3.9)

Basic loss per share as reported	$(0.02)
Additional compensation cost based on fair value recognition, net of tax	0.02

Pro forma basic loss per share	$(0.04)

Diluted loss per share as reported	$(0.02)
Additional compensation cost based on fair value recognition, net of tax	0.02

Pro forma diluted loss per share	$(0.04)

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

Research and Development Costs:    The Company conducts a broad range of research and development activities aimed at improving existing products and manufacturing processes and developing new products and processes. Research and development costs, which are recorded as expense when incurred, totaled $8.0, $6.6 and $6.7 in 2007, 2006 and 2005, respectively.

Concentrations of Credit Risk:    The Company operates in a single business segment and is primarily a producer of carbon, stainless and electrical steels and steel products, which are sold to a number of markets, including automotive, industrial machinery and equipment, construction, power distribution and appliances. The following presents net sales by product line:

	2007	2006	2005
Stainless and electrical	$3,074.9	$2,476.5	$1,968.5
Carbon	3,684.6	3,356.9	3,434.7
Tubular	243.4	235.6	240.8
Other, primarily conversion services	0.1	—	3.4

Total	$7,003.0	$6,069.0	$5,647.4

The following sets forth the percentage of the Company’s net sales attributable to various markets:

	Years Ended December 31,
	2007	2006	2005
Automotive	40%	41%	45%
Appliance, Industrial Machinery and Equipment, and Construction	26%	29%	25%
Distributors, Service Centers and Converters	34%	30%	30%

Net sales to General Motors Corporation, the Company’s largest customer, accounted for approximately 13% of the total net sales in 2005, and less than 10% in 2007 and 2006. No other customer accounted for more than 10% of net sales of the Company during 2007, 2006 or 2005. The Company sells domestically to customers primarily in the Midwestern and Eastern United States and to foreign customers, primarily in Canada, Mexico and Western Europe. Net sales to customers located outside the United States totaled $915.2, $689.3 and $647.3 for 2007, 2006 and 2005, respectively. Approximately 24% and 28% of trade receivables outstanding at

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

December 31, 2007 and 2006, respectively, are due from businesses associated with the U.S. automotive industry. Except in a few situations where the risk warrants it, collateral is not required on trade receivables. While the Company believes its recorded trade receivables will be collected, in the event of default the Company would follow normal collection procedures.

Union Contracts:    At December 31, 2007, the Company’s operations included approximately 6,900 employees, of which approximately 5,150 are represented by labor unions under various contracts that will expire in the years 2008 through 2013. The labor contract for approximately 380 hourly employees represented by United Auto Workers (“UAW”) Local 3462 at Coshocton Works was scheduled to expire on April 1, 2007. In February 2007 the members of that union ratified a new approximately three-year labor agreement which expires on March 31, 2010. The labor contract for approximately 300 hourly employees represented by UAW Local 169 at Mansfield Works was scheduled to expire on February 10, 2007. In November 2006, the members of that union ratified a new 51-month labor agreement which expires on March 31, 2011. In March 2007, the members of the International Association of Machinists and Aerospace Workers (IAM) Local Lodge 1943 ratified a new 54-month agreement covering about 1,700 hourly employees at the Company’s Middletown Works after a one-year lockout. The new agreement expires on September 15, 2011. In addition, in July 2007 members of the UAW Local 3044 ratified a new six-year agreement covering about 190 hourly production employees at the Company’s Rockport Works. The new agreement took effect August 1, 2007 and expires September 30, 2013.

The labor agreement to which the Company is a party at the Company’s Ashland Works Coke Plant is set to expire October 31, 2008 and will be re-negotiated in 2008. The expiring agreement covers approximately 250 employees. The USW represents the hourly workers at Ashland Works, including the Coke Plant. While management is seeking to reach a new agreement with the union without a work stoppage, the Company cannot predict the outcome of the contract negotiations. There is the potential of a work stoppage at the Ashland Works Coke Plant if the Company and the union cannot reach a timely agreement in contract negotiations. The Company expects to operate the facility in the event of a labor dispute, but there is a risk that such a labor dispute, if it occurs, could have a material impact on the Company’s operations and financial results.

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

Debt and equity securities are subject to a review for impairment, if and when, circumstances indicate that a loss in value is other than temporary. Under these circumstances, the Company would write down a held-to-maturity security to its fair value, which would then become its new carrying amount or, in the case of an available-for-sale security, would record a realized loss to reduce the value from which unrealized gains or losses are computed. At December 31, 2007, total unrealized losses on securities in an unrealized loss position were immaterial, and the Company does not believe those losses are other than temporary.

The carrying value of the Company’s financial instruments does not differ materially from their estimated fair value at the end of 2007 and 2006 with the exception of the Company’s long-term debt. At December 31, 2007, the fair value of the Company’s long-term debt, including current maturities, was approximately $680.2. The fair value estimate was based on financial market information available to management as of December 31, 2007. Management is not aware of any significant factors that would materially alter this estimate since that date. The fair value of the Company’s long-term debt, including current maturities, at December 31, 2006 was approximately $1,125.8.

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

In the ordinary course of business, the Company’s income and cash flows may be affected by fluctuations in the price of certain commodities used in its production processes. The Company has implemented raw material and energy surcharges for its spot market customers and some of its contract customers. For certain commodities where such exposure exists, the Company uses cash settled commodity price swaps, collars and purchased options, with a duration of up to three years, to hedge the price of a portion of its natural gas, nickel, aluminum and zinc requirements. The Company designates these instruments as cash flow hedges and the resulting changes in their fair value are recorded in other comprehensive income. Subsequent gains and losses are recognized into cost of products sold in the same period as the underlying physical transaction. The pre-tax net loss recognized in earnings during 2007 representing the component of the derivative instruments excluded from the assessment of hedge effectiveness was $5.0 and was recorded in cost of products sold. At December 31, 2007, currently valued outstanding commodity hedges would result in the reclassification into earnings of $2.5 in net-of-tax gains within the next twelve months. At December 31, 2006, currently valued outstanding commodity hedges would have resulted in the reclassification into earnings of $0.2 in net-of-tax gains within the next twelve months.

In addition, in the ordinary course of business, the Company is subject to risks associated with exchange rate fluctuations on monies received from its European subsidiaries and other customers invoiced in European currencies. In order to mitigate this risk, the Company has entered into a series of agreements for the forward sale of euros at fixed dollar rates. The forward contracts are entered into with durations of up to a year. A typical contract is used as a cash flow hedge for the period from when an order is taken to when a sale is recognized, at which time it converts into a fair value hedge of a euro-denominated receivable. The Company does not classify these hedges as derivatives and the hedges are marked to market on a quarterly basis with the expense or income recorded in other income. At December 31, 2007 and 2006, the Company had outstanding forward currency contracts with a total value of $27.4 and $9.0, respectively, for the sale of euros.

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

Ashland Works Outage:    The Company experienced an unplanned outage at its Ashland Works blast furnace late in the third quarter of 2007 that continued into the fourth quarter 2007. For 2007, the Company recorded as a reduction to cost of sales and a corresponding accounts receivable an estimated insurance recovery of $34.0 related to this blast furnace outage for direct costs associated with the outage. Of this amount, $15.0 was received during the fourth quarter of 2007, reducing the amount of the account receivable to $19.0. This amount is expected to be recovered during 2008.

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

Curtailment Charge:    In 2007, the Company recognized a curtailment charge of $15.1 as a result of the new labor contract at the Company’s Mansfield Works and $24.7 as a result of the new labor contract at the Company’s Middletown Works. In 2006, the Company recognized a curtailment charge and other labor contract charges in the aggregate amount of $15.8 related to new labor agreements negotiated in 2006 with the represented employees at the Company’s Butler Works and Zanesville Works. Under these agreements, the existing defined benefit pension plan at each facility was “locked and frozen” in 2006, with subsequent Company contributions being made to Company-provided 401(k) plans. As a result, the Company was required to recognize in 2006 the past service pension expense that previously would have been amortized. On balance, the Company expects the future benefits associated with these new labor agreements, including the locking and freezing of the defined benefit plans, will outweigh the $15.8 one-time curtailment and other charges noted above, as well as the Company’s ongoing contributions to the new 401(k) plans. The Company recognized a curtailment charge in 2005 of $12.9 related to the new labor contract negotiated with the represented employees at the Company’s Ashland Works. Under that agreement, the existing defined benefit pension plan was “locked and frozen” as of January 1, 2006, with subsequent Company pension contributions being made to the Steelworkers Pension Trust. As a result, the Company was required to recognize in 2005 the past service pension expense that previously would have been amortized.

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

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

New Accounting Pronouncements:    In December 2007, the FASB issued FAS 160, “Noncontrolling Interests in Consolidated Financial Statements”. FAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This Statement is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact of the adoption of FAS 160 on its financial position and results of operations.

In December 2007, the FASB revised FAS 141(R), “Business Combinations”. FAS 141(R) applies to all transactions in which an entity obtains control of one or more businesses, including mergers and combinations achieved without the transfer of consideration. This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. This Statement is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact of the adoption of FAS 141(R) on its financial position and results of operations.

In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective no later than fiscal years beginning on or after November 15, 2007. The Company adopted FAS 159 on January 1, 2008 and elected not to apply fair value measurement to any additional assets or liabilities not already required to be measured at fair value.

In September 2006, the FASB issued FAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, which requires the Company to fully recognize and disclose an asset or liability for the overfunded or underfunded status of its benefit plans in financial statements as of December 31, 2006. The adoption of FAS 158 resulted in a reduction of $32.9 in intangible assets, a decrease in pension and other postretirement benefit liabilities of $159.8 and an increase to equity of $142.7, net of tax. FAS 158 requires the Company to change its measurement date from October 31 to the Company’s December 31 fiscal year-end date, by December 31, 2008.

In September 2006, the FASB issued FAS 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements in accounting pronouncements where fair value is the relevant measurement attribute. However, for some entities, the application of this statement will change current practice for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued a FASB Staff Position (“FSP”) No. FAS 157-2 “Effective Date of FASB Statement No. 157”, delaying the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The FSP deferred the effective date of FAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company adopted the applicable portion of FAS 157 on January 1, 2008 and does not anticipate a significant impact on the disclosures within its financial statements for the year ended December 31, 2008. The Company is currently evaluating the impact of the adoption of FAS 157 for nonfinancial assets and nonfinancial liabilities on its financial position and results of operation.

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” This interpretation establishes a “more-likely-than-not” recognition threshold that must be met before a tax benefit can be recognized in the financial statements. FIN 48 also offers guidelines to determine how much of a tax benefit to recognize in the financial statements. Under FIN 48, the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the taxing authority should be recognized. This recognition requirement under FIN 48 is applied on an individual tax position basis, with the cumulative total tax benefit of all tax positions being reflected in the financial statements. The provisions of FIN 48 became effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 which resulted in a cumulative effect adjustment of $6.7 to retained earnings as of January 1, 2007 to increase reserves for uncertain tax positions.

Comprehensive Income and Accumulated Other Comprehensive Income (Loss):    Comprehensive income in the Statement of Comprehensive Income is presented net of an approximate 39% tax rate. The components of accumulated other comprehensive income (loss) at December 31 are as follows:

	2007	2006	2005
Foreign currency translation	$7.3	$3.7	$0.8
Derivative instrument hedges	2.0	1.7	1.2
Unrealized gain on investments	0.2	0.2	—
Employee benefit liability	38.3	(10.7)	(183.1)

Total	$47.8	$(5.1)	$(181.1)

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

2.	Pension and Other Postretirement Benefits

The Company provides noncontributory pension and various healthcare and life insurance benefits to most employees and retirees. The major pension plans are not fully funded and, based on current assumptions, $150.0 in contributions to the qualified pension plan trusts are required in 2008. Of this total of $150.0 in required contributions, $75.0 was made in the first quarter of 2008, leaving $75.0 to be made during the remainder of 2008. The Company made $250.0 in contributions during 2007. As of December 31, 2007, the Company expects approximately $175.3 in other postretirement benefit payments in 2008. These payments will be offset by an estimate of $12.2 in Medicare Part D Employer Subsidy. The schedules below include amounts calculated based on a benefit obligation and asset valuation measurement date of October 31.

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Change in benefit obligations:
Benefit obligations at beginning of year	$3,743.6	$3,738.0	$2,103.6	$2,243.9
Service cost	10.2	24.2	4.9	15.2
Interest cost	207.9	208.7	116.8	124.1
Plan participants’ contributions	—	—	27.9	28.6
Actuarial loss (gain)	43.4	99.1	(149.4)	132.6
Amendments	50.7	12.2	19.0	(254.8)
Curtailments	4.6	(2.4)	—	—
Benefits paid	(343.6)	(336.2)	(181.6)	(186.0)

Benefit obligations at end of year	$3,716.8	$3,743.6	$1,941.2	$2,103.6

Change in plan assets:
Fair value of plan assets at beginning of year	$2,738.0	$2,519.4	$24.6	$25.0
Actual gain on plan assets	292.6	343.8	—	—
Employer contributions	252.1	211.0	152.8	157.0
Plan participants’ contributions	—	—	27.9	28.6
Benefits paid	(343.6)	(336.2)	(181.6)	(186.0)

Fair value of plan assets at end of year	$2,939.1	$2,738.0	$23.7	$24.6

Funded status	$(777.7)	$(1,005.6)	$(1,917.5)	$(2,079.0)

Amounts recognized in the consolidated balance sheets as of December 31:
Current liabilities	$(2.0)	$(2.1)	$(156.0)	$(154.9)
Noncurrent liabilities	(775.7)	(1,003.5)	(1,761.5)	(1,924.1)

Net amount recognized	$(777.7)	$(1,005.6)	$(1,917.5)	$(2,079.0)

Amounts recognized in accumulated other comprehensive income as of December 31:
Actuarial loss	$244.9	$282.1	$46.4	$210.4
Prior service cost (credit)	53.2	36.4	(330.6)	(401.2)

Net amount recognized	$298.1	$318.5	$(284.2)	$(190.8)

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial (gain) loss	$(22.1)		$(151.2)
Recognized actuarial gain (loss)	(15.1)		(12.8)
Prior service cost (credit)	50.7		19.0
Recognized prior service (cost) credit	(33.9)		51.6

Total recognized in other comprehensive income	$(20.4)		$(93.4)

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

In September 2006, the FASB issued FAS 158 which required the Company to fully recognize and disclose an asset or liability for the overfunded or underfunded status of its benefit plans in financial statements as of December 31, 2006. The adoption of FAS 158 resulted in a reduction of $32.9 in intangible assets, a decrease in pension and other postretirement benefit liabilities of $159.8 and an increase to equity of $142.7, net of tax. FAS 158 requires the Company to change its measurement date from October 31 to the Company’s December 31 fiscal year-end date, by December 31, 2008.

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

The accumulated benefit obligation for all defined benefit pension plans was $3,655.2 and $3,698.6 at December 31, 2007 and 2006, respectively.

The curtailment in 2007 relates to the new labor contract negotiated with the United Steelworkers’ represented employees at the Company’s Mansfield Works in November 2006 and the International Association of Machinists and Aerospace Workers represented employees at the Company’s Middletown Works in February 2007. Under these agreements, the existing defined benefit pension was “locked and frozen” as of February 28, 2007 and May 26, 2007, respectively, with subsequent Company pension contributions being made to the Steelworkers Pension Trust and the IAM National Pension Fund. The curtailment in 2006 relates to the labor contract negotiated with the UAW represented employees at the Company’s Zanesville and Butler Works. Under those agreements, the existing defined benefit pension was “locked and frozen” as of July 31, 2006 and November 30, 2006, respectively, with subsequent Company pension contributions being made to defined contribution plans.

The following table presents estimated future benefit payments to beneficiaries:

	Pension Plans	Other Benefits(1)	Medicare Subsidy(1)
2008	$341.8	$120.0	$(9.9)
2009	333.3	108.3	(9.9)
2010	325.0	103.5	(10.2)
2011	317.3	99.6	(10.0)
2012	321.3	95.3	(8.8)
2013 through 2017	1,489.0	417.3	(38.8)

Total	$3,127.7	$944.0	$(87.6)

(1)	These figures reflect the benefit of the Settlement with the Middletown Works retirees (see Note 9), but exclude the initial $468.0 contribution in the first quarter of 2008 and the three subsequent annual $65.0 payments by the Company related to that Settlement.

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Year-end assumptions used to value current year assets and liabilities and determine subsequent year expenses are as follows:

	Pension Benefits			Other Benefits
	2007	2006	2005	2007	2006	2005
Discount rate	6.00%	5.75%	5.75%	6.00%	5.75%	5.75%
Expected return on plan assets	8.50%	8.50%	8.50%	(a)	(a)	(a)
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Subsequent year healthcare cost trend rate	—	—	—	8.00%	9.00%	9.00%
Ultimate healthcare cost trend rate	—	—	—	4.50%	4.50%	4.50%
Year ultimate healthcare cost trend rate begins	—	—	—	2012	2012	2011

(a)	Historically, the Company has only pre-funded Other Benefits to a limited extent. To the extent there has been such pre-funding to date, the funding has been in a trust account on a relatively short-term basis and the assets have not been invested with the expectation long-term investment returns.

For measurement purposes, healthcare costs are assumed to increase 8% during 2008, after which this rate decreases 1% per year until reaching the ultimate trend rate of 4.5% in 2012.

The discount rate was determined by projecting the plan’s expected future benefit payments, as defined for the projected benefit obligation, discounting those expected payments using a theoretical zero-coupon spot yield curve derived from a universe of high-quality bonds as of the measurement date, and solving for the single equivalent discount rate that resulted in the same projected benefit obligation. The fixed-income data as of the measurement date was obtained from Bloomberg. Constraints were applied with respect to callability (callable bonds with explicit call schedules were excluded; bonds with “make-whole” call provisions were included) and credit quality (rated Aa or better by Moody’s Investor Service).

The following relates to pension plans with an accumulated benefit obligation in excess of plan assets.

	2007	2006
Projected benefit obligation	$3,716.8	$3,743.6
Accumulated benefit obligation	3,655.2	3,698.6
Fair value of plan assets	2,939.1	2,738.0

Pension and other postretirement benefit plan assets are invested in master trusts comprised primarily of investments in indexed and enhanced index funds. A fiduciary committee establishes the target asset mix and monitors asset performance. The expected rate of return on assets includes the determination of a real rate of return for equity and fixed income investments applied to the portfolio based on their relative weighting, increased by an underlying inflation rate. In 2007 and 2006, other postretirement benefit plan assets included 100% fixed income securities.

The current target and actual allocation of pension plan assets by major investment category as of the end of 2007 and 2006 were as follows:

		Actual at October 31,
	Target	2007	2006
Domestic and international equities	60%	57%	59%
Fixed income securities	39%	37%	36%
Other	1%	6%	5%

Total	100%	100%	100%

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

The components of net periodic benefit costs for the years 2007, 2006 and 2005 are as follows:

	Pension Benefits			Other Benefits
	2007	2006	2005	2007	2006	2005
Components of net periodic benefit cost:
Service cost	$10.2	$24.2	$28.8	$4.9	$15.2	$18.2
Interest cost	207.9	208.7	210.6	116.8	124.1	129.4
Expected return on plan assets	(232.4)	(207.4)	(207.6)	—	(0.1)	—
Amortization of prior service cost	4.1	5.3	8.9	(51.6)	(36.5)	(12.3)
Recognized net actuarial loss
Annual amortization	15.1	22.9	30.3	12.8	13.2	15.0
Corridor charges	—	—	—	—	133.2	54.2
Settlement/curtailment loss	39.8	10.8	12.9	—	—	—

Net periodic benefit cost	$44.7	$64.5	$83.9	$82.9	$249.1	$204.5

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $16.9 and $3.8, respectively. The estimated net loss and prior service credit for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $2.8 and $46.6, respectively.

The corridor charges were recorded to recognize net actuarial losses outside the 10% corridor under the Company’s method of accounting for pensions and other postretirement benefits as described in Note 1.

Assumed healthcare cost trend rates have a significant effect on the amounts reported for healthcare plans. As of December 31, 2007, a one-percentage-point change in the assumed healthcare cost trend rates would have the following effects:

	One Percentage Point:
	Increase	Decrease
Effect on total service cost and interest cost components	$9.7	$(8.2)
Effect on postretirement benefit obligation	153.4	(130.6)

The Company also contributes to several multiemployer pension plans. The expense for these plans was $7.7 in 2007, $4.2 in 2006 and $0.6 in 2005. Actual contributions to these plans for the same periods were $7.2, $3.9 and $0.6, respectively.

In addition to defined benefit pension plans, most employees are eligible to participate in various defined contribution plans. Total expense related to these plans was $23.2 in 2007, $5.0 in 2006 and $6.6 in 2005.

On December 8, 2003, the United States government enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”). Among other provisions, the Medicare Act provides a federal subsidy to sponsors of retiree healthcare benefit plans that include a qualified prescription drug benefit. The Company sponsors such a plan. The Company recognized a reduction in net periodic benefit costs related to these savings of approximately $15.7, $35.6 and $23.0 in 2007, 2006 and 2005, respectively.

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

On March 14, 2007, members of the International Association of Machinists and Aerospace Workers (“IAM”) ratified a new 54-month labor agreement covering about 1,700 hourly production and maintenance employees at the Company’s Middletown Works. Under the agreement, the existing defined benefit pension plan was “locked and frozen” as of May 26, 2007 with subsequent contributions to the IAM National Pension Fund. As a result, the Company was required to recognize the past service pension expense that previously would have been amortized. A $24.7 pre-tax charge related to this past service expense was recognized in 2007. In addition to the pension changes above, the contract negotiated cost sharing for active and retiree healthcare, a reduction in job classes from approximately 1,000 to seven, complete workforce restructuring, elimination of minimum base workforce guarantees, and competitive wage increases. The new contract expires on September 15, 2011.

On November 20, 2006, members of the United Steelworkers (“USW”) ratified a new 51-month labor agreement covering approximately 300 hourly production and maintenance employees at the Company’s Mansfield Works. Under the agreement, the existing defined benefit pension plan was “locked and frozen” as of February 28, 2007 with subsequent contributions to the Steelworker’s Pension Trust fund. As a result, the Company was required to recognize the past service pension expense that previously would have been amortized. A $15.1 pre-tax charge related to this past service pension expense was recognized in 2007. The new contract expires on March 31, 2011.

On July 21, 2006, members of the United Auto Workers (“UAW”) ratified a new six-year labor agreement covering approximately 1,400 hourly production and maintenance employees at its Butler Works. The new agreement provides workforce flexibility, no minimum workforce guarantee, current and future retiree healthcare cost sharing, competitive wage increases and a “lock and freeze” of the traditional defined benefit plan, which will be replaced by a per-hour contribution to a defined contribution plan. As a result of the pension plan change, the Company was required to recognize the past service pension expense that previously would have been amortized.

On May 9, 2006, members of the UAW ratified a new six-year labor agreement covering approximately 200 hourly production and maintenance employees at its Zanesville Works. The new agreement provides workforce flexibility, no minimum workforce guarantee, current and future retiree healthcare cost sharing, competitive wage increases and a “lock and freeze” of the traditional defined benefit plan, which will be replaced by a per-hour contribution to a defined contribution plan. As a result of the pension plan change, the Company was required to recognize the past service pension expense that previously would have been amortized.

As a result of the ratification of the new labor contracts at Zanesville Works and Butler Works, the Company incurred one-time charges in the third quarter of 2006 of $15.8. The principal component of these charges was a non-cash curtailment charge of $10.8 resulting from the “lock and freeze” of the traditional defined benefit plan at Butler Works and Zanesville Works.

On September 26, 2005, members of USW Local 1865 ratified a five-year labor agreement covering about 750 hourly production and maintenance employees at the Company’s Ashland Works. The 2005 results were negatively affected by approximately $7.0 in charges associated with the implementation of this new collective bargaining agreement. These charges related primarily to the establishment of a voluntary employees’ beneficiary association. Under the agreement, the Company’s contribution for retiree health care is capped at the 2008 amount. Also, under that agreement, the existing defined benefit pension plan was “locked and frozen” as of January 1, 2006, with subsequent Company pension contributions being made to the Steelworkers Pension Trust. As a result, the Company is required to recognize the past service pension expense that previously would have been amortized. The pre-tax charge related to this past service pension expense was $12.9. Also included in the agreement is a provision for increased active and retiree healthcare cost-sharing.

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

3.	Share Based Compensation

AK Steel Holding Corporation’s Stock Incentive Plan (the “SIP”) permits the granting of nonqualified stock option, restricted stock, and performance share awards to directors, officers and key management employees of the Company. These nonqualified option, restricted stock and performance share awards may be granted with respect to an aggregate maximum of 16 million shares through the period ending December 31, 2011. The shares that are issued as the result of these grants are newly issued shares. The exercise price of each option may not be less than the market price of the Company’s common stock on the date of the grant. Stock options have a maximum term of 10 years and may not be exercised earlier than six months following the date of grant or such other term as may be specified in the award agreement. For option grants to officers and key management employees, the award agreements provide that the options vest and become exercisable at the rate of one-third per year over three years. Stock options granted to directors vest and become exercisable after one year. Restricted stock issued to directors vests at the end of their full tenure on the Board. For restricted stock awards granted to employees on or prior to December 31, 2006, typically 25% of the shares covered by a restricted stock award vest two years after the date of the award and an additional 25% vest on the third, fourth and fifth anniversaries of the date of the award. However, in 2005, the Board of Directors of the Company approved the grant of special restricted stock awards to the executive officers and selected key managers relating to the Company’s performance in 2004 which vest ratably on the first, second, and third anniversaries of the grant. Restricted stock awards granted to employees after December 31, 2006 also will vest ratably on the first, second and third anniversaries of the grant. Performance shares vest after a three-year period. The total amount of performance shares issued will be based on the Company’s share performance compared to a prescribed compounded annual growth rate and the total share return compared to Standard and Poor’s 400 Mid Cap Index.

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

The Company uses the Black-Scholes option valuation model to value the nonqualified stock options which is consistent with the provisions of FAS 123R and SAB 107. Historical data regarding stock option exercise behaviors was used to estimate the expected life of options granted based on the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on the Daily Treasury Yield Curve published by the U.S. Treasury on the date of grant. The expected volatility is determined by using a blend of historical and implied volatility. For all grants through December 31, 2007, no assumptions were included regarding the expected dividend yield since the Company has not distributed dividends to its common shareholders within the last five years due to restrictions under the Company’s financial covenants. On January 22, 2008, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock payable on March 10, 2008, to shareholders of record on February 15, 2008. Assumptions for grants in 2008 will include the dividend declared in 2008.

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

The Company’s calculation of fair value of the options is estimated on the grant date using a Black-Scholes option pricing model with the following weighted average assumptions:

	2007	2006	2005
Expected volatility	45.0% – 48.8%	50.8% – 55.2%	42.0% – 42.5%
Weighted-average volatility	46.8%	54.4%	42.0%
Expected term (in years)	2.90 – 7.30	5.50 – 6.15	7.11 – 7.12
Risk-free interest rate	4.50% – 4.91%	4.32% – 4.99%	4.03% – 4.29%

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

The performance shares were valued using the Monte Carlo simulation method. This method is consistent with the provisions of FAS 123R and SAB 107. The weighted-average risk free rate of return for performance shares used was 4.80% for the Company and was 4.71% for the Standard and Poor’s 400 Midcap Index.

Stock-based compensation expense recognized under FAS 123R in the consolidated statement of operations for fiscal year 2007 related to stock options was $1.9 and for performance shares was $3.2.

A summary of option activity under the SIP as of December 31, 2007, and changes during the year ended is presented below:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2006	1,899,290	$8.46
Granted	275,750	$17.65
Exercised	(1,010,164)	$9.08
Forfeited or expired	(12,779)	$15.21

Outstanding at December 31, 2007	1,152,097	$10.04	7.1 yrs	$28.2

Options Exercisable at December 31, 2007	730,852	$7.59	6.1 yrs	$19.7

The weighted average fair value per share of options granted during 2007, 2006 and 2005 were $8.32, $5.41 and $7.04, respectively. The total intrinsic value of options exercised during the 2007, 2006 and 2005 were $17.3, $1.7 and $2.5, respectively.

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

The following table summarizes information about stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$ 2.74 to $ 5.49	389,665	5.7 yrs.	$3.37	389,665	$3.37
$ 5.50 to $ 8.23	259,215	7.3 yrs.	7.81	115,585	7.72
$ 8.24 to $10.98	23,000	2.5 yrs.	9.69	23,000	9.69
$10.99 to $16.46	107,467	6.7 yrs.	13.48	103,602	13.46
$16.47 to $38.49	372,750	8.4 yrs.	17.60	99,000	17.43

During 2007, 2006 and 2005, the Company issued to certain employees 265,823, 260,698 and 378,971 shares of common stock, subject to restrictions, with weighted average grant-date fair values of $17.69, $8.65 and $12.95 per share, respectively. During 2007, 2006 and 2005, 371,500, 353,850 and 207,278 performance shares were issued, respectively.

The pre-tax expense associated with share-based compensation for options and performance shares for 2007 and 2006 is $5.1 and $2.2, respectively. The share-based compensation expense resulted in a decrease in net income in 2007 and 2006 of $3.3 and $1.4, respectively, and a reduction in basic and diluted earnings per share in 2007 and 2006 of $0.03 and $0.01 per share, respectively. The share-based compensation expense taken includes expense for both nonqualified stock options and performance shares granted from the SIP.

A summary of the activity associated with non-vested restricted stock awards under the SIP during the year ended December 31, 2007 is presented below:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2006	1,035,018	$9.04
Granted	265,823	17.69
Vested	(313,603)	9.24
Forfeited or expired	(7,250)	11.26

Outstanding at December 31, 2007	979,998	$11.31

Stock compensation expense related to restricted stock awards granted under the Company’s SIP for 2007, 2006 and 2005 was $4.2 ($2.7 after-tax), $3.0 ($1.9 after tax) and $3.1 ($2.0 after tax), respectively.

As of December 31, 2007, there were $4.9 of total unrecognized compensation costs related to non-vested share-based compensation awards granted under the SIP, which costs are expected to be recognized over a weighted average period of 1.9 years. The total fair value of shares vested during the years ended December 31, 2007, 2006 and 2005 was $2.9, $3.2 and $1.9, respectively.

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

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

The United States and foreign components of income (loss) from continuing operations before income taxes consist of the following:

	2007	2006	2005
United States	$571.5	$(14.4)	$26.6
Foreign	19.8	11.3	11.4

Total	$591.3	$(3.1)	$38.0

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets:
Net operating loss and tax credit carryforwards	$40.3	$151.6
Postretirement benefit reserves	818.8	892.6
Pension reserves	224.1	299.6
Other reserves	104.4	74.6
Inventories	245.4	236.3
Valuation allowance	(18.1)	(35.5)

Total deferred assets	1,414.9	1,619.2

Deferred tax liabilities:
Depreciable assets	(507.8)	(534.7)

Total deferred liabilities	(507.8)	(534.7)

Net asset	$907.1	$1,084.5

The deferred taxes outlined above are the income tax impact of temporary differences. Temporary differences represent the cumulative taxable or deductible amounts recorded in the consolidated financial statements in different years than recognized in the tax returns. The postretirement benefit difference includes amounts expensed in the consolidated financial statements for healthcare, life insurance and other postretirement benefits, which become deductible in the tax return upon payment or funding in qualified trusts. Other temporary differences represent principally various expenses accrued for financial reporting purposes which are not deductible for tax reporting purposes until paid. The inventory difference relates primarily to differences in the LIFO reserve and tax overhead capitalized in excess of book amounts. The depreciable assets temporary difference represents generally tax depreciation in excess of financial statement depreciation.

At December 31, 2007, the Company had $3.4 in regular tax net operating loss carryforwards for federal tax purposes expiring in 2008. The Company has fully utilized its unrestricted net operating loss carryforwards. As a result of limitations under Section 382, the Company can only claim an annual deduction of approximately $0.5 for the losses expiring in 2008, with the remainder expiring unused. A valuation reserve has been established in prior years for the estimated unused portion of the net operating loss carryforwards expiring in 2008.

At December 31, 2007 the Company had Alternative Minimum Tax (“AMT”) net operating loss carryforwards of $3.3 which will expire in 2008 unless utilized. These losses are subject to the same $0.5 annual Section 382 limit that applies to the corresponding regular tax loss carryovers. In addition, at December 31, 2007, the Company had unused AMT credit carryforwards of $17.9, which may be used to offset future regular income tax liabilities. These unused AMT credits can be carried forward indefinitely.

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

In 2007, Michigan, New York, Maryland and Texas enacted new tax legislation. As a result, in accordance with FAS 109, the Company was required to recognize a non-cash tax credit of $11.4 as part of its income tax provision. In 2006, Indiana, Texas and Pennsylvania enacted new tax legislation which required that the Company recognize a non-cash tax charge of $5.7 as part of its income tax provision. Also, during the first half of 2005, the states of New York, Georgia, Kentucky and Ohio enacted new tax legislation requiring recognition of a non-cash tax charge of $32.6 as part of its income tax provision. These non-cash tax credits/charges represent the net increase or decrease in the value of the Company’s state deferred tax assets attributable to higher or lower future effective state income tax rates resulting from the law changes.

Significant components of the provision (benefit) for income taxes are as follows:

	2007	2006	2005
Continuing operations:
Current:
Federal	$51.8	$(9.0)	$9.6
State	12.4	0.7	5.4
Foreign	6.3	3.8	4.2
Deferred:
Federal	135.4	(11.7)	(10.3)
State	(2.3)	1.1	29.6
Foreign	—	—	0.3

Total tax provision (benefit) on continuing operations	203.6	(15.1)	38.8
Cumulative effect of accounting change	—	—	(0.9)

Total tax provision (benefit)	$203.6	$(15.1)	$37.9

The reconciliation of income tax on continuing operations computed at the U.S. federal statutory tax rates to actual income tax expense (benefit) is as follows:

	2007	2006	2005
Income (loss) at statutory rate	$207.0	$(1.1)	$13.3
State and foreign tax expense (benefit)	19.3	—	6.9
Effect of state law changes to deferred tax asset	(11.4)	5.7	32.6
Decrease in federal deferred tax asset valuation allowance	(5.2)	(4.6)	(1.1)
Expired net operating loss carryovers	5.2	0.6	1.0
Medicare Part D Drug Reimbursement	(5.5)	(12.5)	(8.0)
Other permanent differences	(5.8)	(3.2)	(5.9)

Total tax expense (benefit) on continuing operations	$203.6	$(15.1)	$38.8

The reconciliation of income tax on cumulative effect of accounting change computed at the U.S. federal statutory tax rates to actual income tax benefit is as follows:

	2007	2006	2005
Loss at statutory rate	$—	$—	$(0.8)
State tax benefit	—	—	(0.1)

Total tax benefit on cumulative effect of accounting change	$—	$—	$(0.9)

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

The Internal Revenue Service (“IRS”) has concluded its examination of federal income tax returns filed for the years 1994 through 2001. During 2003, the Company appealed certain findings in the examination reports for the years 1999 through 2001. In the fourth quarter of 2007, the Company and the IRS reached a settlement for the unagreed audit issues resulting in $0.3 payment of federal income tax. In July 2006, the IRS began its examination of the 2004 tax year. In the second quarter of 2007, the Company and the IRS finalized the 2004 examination, resulting in a $0.3 payment of federal income tax. In addition, in the normal course of business, the state and local tax returns of the Company and its subsidiaries are routinely subjected to examination by various taxing jurisdictions. Currently none of the Company’s federal income tax returns are under examination by the IRS. The Company believes that the outcomes of future federal examinations as well as ongoing and future state and local examinations will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

The Company has undistributed earnings of foreign subsidiaries of approximately $24.7 at December 31, 2007. Deferred taxes have been provided on $6.2 of these earnings, with the balance considered to be permanently invested in the Company’s foreign subsidiaries. If such undistributed earnings were repatriated, it is estimated that the additional tax expense to be provided would be approximately $8.7.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FAS 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $34.6. As a result of the adoption of FIN 48 the Company recorded $30.8 of unrecognized tax benefits. The implementation of FIN 48 resulted in an unfavorable impact to retained earnings of $6.7. As of the date of adoption, the balance of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $6.2, of which $3.0 was added as a result of the implementation of FIN 48.

A reconciliation of the change in unrecognized tax benefits from January 1, 2007 to December 31, 2007 is as follows:

Unrecognized Tax Benefits
Balance at January 1, 2007	$34.6
Increases/(decreases) for prior year tax positions	(8.3)
Increases/(decreases) for current year tax positions	33.0
Increases/(decreases) related to settlements	(8.3)
Increases/(decreases) related to statute lapse	(0.1)

Balance at December 31, 2007	$50.9

Included in the balance of unrecognized tax benefits at December 31, 2007, are $35.6 of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2007, are $15.3 of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

The Company recognizes interest and penalties accrued related to uncertain tax positions as a component of the income tax expense. Accrued interest and penalties are included in the related tax liability line in the consolidated balance sheet. Upon adoption of FIN 48, the Company had total accrued interest and penalties of $5.5. The Company accrued additional interest of $0.1 and reduced its penalty accrual by $0.7 during 2007, and in total, as of December 31, 2007, has recognized a liability for interest of $2.8 and penalties of $2.1.

Certain tax positions exist for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change within twelve months of December 31, 2007. The Company has filed an appeal with taxing authorities to resolve a state tax issue related to the Company’s filing position for tax years prior to 2002. The resolution of this issue, if concluded in the Company’s favor, is estimated to reduce related unrecognized tax benefits within the next twelve months by approximately $0.3 to $0.9.

The Company is subject to taxation by the United States and by various state and foreign jurisdictions. The Company’s tax years for 2005 and forward are subject to examination by the tax authorities. Net operating losses carried forward from prior years are subject to examination by tax authorities. However, with a few exceptions, the Company is no longer subject to federal, state, local or foreign examinations by tax authorities for years before 2005.

5.	Long-Term Debt and Other Financing

At December 31, 2007 and 2006, the Company’s long-term debt balances were as follows:

	2007	2006
7-7/8% Senior Notes Due 2009	$—	$450.0
7-3/4% Senior Notes Due 2012	550.0	550.0
Tax Exempt Financing Due 2008 through 2029 (variable rates of 0.8% to 6.0% in 2007)	116.4	116.4
Unamortized discount	(1.0)	(1.2)

Total debt	$665.4	$1,115.2

At December 31, 2007, the maturities of long-term debt (excluding unamortized discount) are as follows:

2008	$12.7
2009	0.7
2010	0.7
2011	0.7
2012	550.7
2013 and thereafter	100.9

Total maturities	$666.4

In 1997, in conjunction with construction of Rockport Works, the Spencer County (IN) Redevelopment District (the “District”) issued $23.0 in taxable tax increment revenue bonds. Proceeds from the bond issue were used by the Company for the acquisition of land and site improvements at the facility. The source of the District’s scheduled principal and interest payments through maturity in 2017 is a designated portion of the Company’s real and personal property tax payments. The Company is obligated to pay any deficiency in the event its annual tax payments are insufficient to enable the District to make principal and interest payments when

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

due. In 2007, the Company made deficiency payments totaling $1.9. At December 31, 2007, the remaining semiannual payments of principal and interest due through the year 2017 total $59.7. The Company includes potential payments due in the coming year under this agreement in its annual property tax accrual.

At December 31, 2007, the Company had $683.7 of availability under the Company’s $850.0 five-year revolving credit facility. At December 31, 2007, there were no outstanding borrowings under the credit facility; however, availability was reduced by $166.3 due to outstanding letters of credit. Availability under the credit facility fluctuates monthly with the varying levels of eligible collateral. The Company entered into a new credit facility in February 2007. It is secured by the Company’s inventory and accounts receivable and the new credit facility replaced two existing separate credit facilities totaling $700.0. The Company has minimal debt payments due until 2012 when its $550.0 Senior Notes are due. During 2007, the Company redeemed the entire $450.0 of outstanding 7 7/8% senior notes due in 2009 in the amounts of $225.0, $75.0 and $150.0 in March, May and August, respectively. In connection with these early redemptions, the Company incurred non-cash, pre-tax charges of approximately $2.3 in 2007 for the write-off of unamortized debt expense. The redemptions were funded from the Company’s existing cash balances.

At December 31, 2006, the Company had $174.7 of availability under a $300.0 accounts receivable purchase credit facility and $369.6 of availability under a $400.0 inventory credit facility. At December 31, 2006, there were no outstanding borrowings under either credit facility; however, availability under the facilities was reduced by $140.7 due to outstanding letters of credit and reduced pools of eligible accounts receivable and inventories.

The indentures governing the Company’s outstanding $550.0 senior notes as well as the agreement governing its new revolving credit facility, contain restrictions and covenants that can limit the Company’s operating flexibility. The senior note indentures include restrictive covenants regarding sale/leaseback transactions, transactions by subsidiaries and with affiliates, the use of proceeds from asset sales and some investments, and the maintenance of a minimum interest coverage ratio of 2.5 to 1. At December 31, 2007, the ratio was 10.0 to 1. This number is calculated by dividing the interest expense, including capitalized interest and fees on letters of credit, into EBITDA which is defined as (i) income before interest, income taxes, depreciation, amortization of intangible assets and restricted stock, extraordinary items and purchase accounting and asset distributions, (ii) adjusted for income before income taxes for discontinued operations, and (iii) reduced for the charges related to impairment of goodwill and OPEB corridor charges. These corridor charges are then amortized over a 10-year period for this calculation. In addition, there is a limitation on restricted payments, which consist primarily of dividends and share repurchases, to $25.0 plus 50% of cumulative net income (or minus 100% of cumulative net loss) from April 1, 2002. The Company’s new $850.0 five-year revolving credit facility secured by the Company’s product inventory and accounts receivable contains restrictions on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliate transactions. In addition, the facility requires maintenance of a minimum fixed charge coverage ratio of 1.0 to 1 if availability is less than $125.0.

6.	Operating Leases

Rental expense in net income was $31.2, $23.0 and $19.4 for 2007, 2006 and 2005, respectively.

At December 31, 2007, obligations to make future minimum lease payments were as follows:

2008	$4.3
2009	3.6
2010	3.1
2011	2.8
2012	2.1
2013 and thereafter	12.8

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

In February 2007, the Company entered into an operating lease for a new corporate headquarters building and has an option to purchase the building beginning April 1, 2009. The initial term of the lease for the building is twelve years (subject to the purchase option), with two five-year options to extend the lease.

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

Dividends:    The payment of cash dividends is subject to a restrictive covenant contained in the instruments governing most of the Company’s outstanding senior debt. The covenant allows the payment of dividends, if declared by the Board of Directors, and the redemption or purchase of shares of its outstanding capital stock, subject to a formula that reflects cumulative net earnings. Prior to 2007 and since 2001, as a result of cumulative losses recorded over several years, the Company was not permitted under thee formula to pay a cash dividend on its common stock. During the third quarter 2007, the cumulative losses calculated under the formula were eliminated due to the improved financial performance of the Company. Accordingly, a cash dividend is now permissible under the senior debt covenants. Restrictive covenants also are contained in the instruments governing the Company’s $850.0 asset-based revolving credit facility. Under the credit facility covenants, dividends are not restricted unless availability falls below $150.0, at which point dividends would be limited to $12.0 annually. Currently, the availability under the credit facility significantly exceeds $150.0. Accordingly, there currently are no covenant restrictions on the Company’s ability to declare and pay a dividend to its shareholders. On January 22, 2008, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock, payable on March 10, 2008, to shareholders of record on February 15, 2008. No common stock dividends were paid in 2007, 2006 or 2005.

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

The principal raw materials required for the Company’s steel manufacturing operations are iron ore, coal, coke, chrome, nickel, silicon, molybdenum, zinc, limestone, carbon and stainless steel scrap. The Company also uses large volumes of natural gas, electricity and oxygen in its steel manufacturing operations. In addition, the Company routinely purchases approximately 500,000 to 700,000 tons of carbon steel slabs from other steel producers to supplement the production from its own steelmaking facilities. The Company makes most of its purchases of coal, iron ore, coke and limestone at negotiated prices under annual and multi-year agreements. The Company typically makes purchases of carbon steel slabs, carbon and stainless steel scrap, natural gas and other raw materials at prevailing market prices, which are subject to price fluctuations in accordance with supply and demand. The Company believes that it currently has adequate sources of supply for its raw material and energy requirements for 2008. The Company has secured adequate sources of iron ore supply through the contracts referred to below for all of its anticipated iron ore needs through 2012. To the extent that multi-year contracts are

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

available in the marketplace, the Company has secured adequate sources of supply to satisfy other key raw materials needs for the next three to five years. Where multi-year contracts are not available, the Company continues to seek to secure the remainder of its raw materials needs through annual contracts or spot purchases. In 2007, market conditions affecting certain key raw materials such as carbon, scrap, nickel, chrome, zinc, and iron ore substantially increased the costs of these raw materials.

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

The Company has entered into derivative transactions to hedge the price of natural gas and certain raw materials. As of December 31, 2007, the consolidated balance sheets included current assets of $0.6 for the fair value of these derivatives. The effect on cash of settling these amounts is expected to be offset by differences in the prices paid for the commodities being hedged.

At December 31, 2007, commitments for future capital investments totaled approximately $3.9, all of which will be funded in 2007.

9.	Environmental and Legal Contingencies

Environmental Contingencies:    Domestic steel producers, including AK Steel, are subject to stringent federal, state and local laws and regulations relating to the protection of human health and the environment. The Company has expended the following for environmental-related capital investments and environmental compliance:

	2007	2006	2005
Environmental related capital investments	$2.4	$9.6	$33.3
Environmental compliance costs	122.8	125.5	109.0

AK Steel and its predecessors have been conducting steel manufacturing and related operations for more than 107 years. Although the Company believes its operating practices have been consistent with prevailing industry standards during this time, hazardous materials may have been released in the past at one or more operating sites, including sites that the Company no longer owns. The Company has estimated potential remediation expenditures for those sites where future remediation efforts are probable based on identified conditions, regulatory requirements or contractual obligations arising from the sale of a business or facility. At December 31, 2007, the Company had recorded $11.1 in current accrued liabilities and $40.6 in non-current other liabilities on its consolidated balance sheets for estimated probable costs relating to environmental matters. In general, the material components of these accruals include the costs associated with investigations, delineations, risk assessments, remedial work, governmental response and oversight costs, site monitoring, and preparation of reports to the appropriate environmental agencies. The ultimate costs to AK Steel with respect to each site cannot be predicted with certainty because of the evolving nature of the investigation and remediation process. Rather, to develop the estimates of the probable costs, AK Steel must make certain assumptions. The most significant of these assumptions relate to the nature and scope of the work which will be necessary to investigate and remediate a particular site and the cost of that work. Other significant assumptions include the cleanup technology which will be used, whether and to what extent any other parties will participate in paying the investigation and remediation costs, reimbursement of governmental agency past response and future

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

oversight costs, and the reaction of the governing environmental agencies to the proposed work plans submitted by AK Steel. Costs of future expenditures are not discounted to their present value. The Company does not believe that there is a reasonable possibility that a loss or losses exceeding the amounts accrued will be incurred in connection with the environmental matters discussed below that would, either individually or in the aggregate, have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows. However, since amounts recognized in the financial statements in accordance with accounting principles generally accepted in the United States exclude costs that are not probable or that may not be currently estimable, the ultimate costs of these environmental proceedings may be higher than those currently recorded in the Company’s consolidated financial statements.

As previously reported, the United States Environmental Protection Agency (“EPA”) published its final “MACT” (maximum achievable control technology) rules for integrated iron and steel manufacturing facilities in the Federal Register on May 20, 2003. Pursuant to these rules, any existing affected source was required to have pollution control equipment necessary to comply with the MACT rules installed and operating by May 22, 2006. The blast furnace and basic oxygen furnaces at the Company’s Middletown Works are affected sources subject to the new MACT rules. The Company timely completed the installation and start-up of the first phase of this project in May 2005 at its blast furnace and the second phase in April 2006 at its basic oxygen furnaces. Testing to demonstrate compliance with the MACT requirements was completed during 2007. The result of that testing confirmed compliance with the MACT rules. The three-year capital cost (2004-2006) of such compliance was approximately $65.0. Prior to successful completion of the Company’s compliance testing, the Hamilton County Department of Environmental Services issued two Notices of Violation (“NOV”s) alleging failure of one of the basic oxygen furnaces to achieve compliance with the MACT rules.

Pursuant to the Resource Conservation and Recovery Act (“RCRA”), which governs the treatment, handling and disposal of hazardous waste, the EPA and authorized state environmental agencies may conduct inspections of RCRA regulated facilities to identify areas where there have been releases of hazardous waste or hazardous constituents into the environment and may order the facilities to take corrective action to remediate such releases. AK Steel’s major steelmaking facilities are subject to RCRA inspections by environmental regulators. While the Company cannot predict the future actions of these regulators, it is possible that they may identify conditions in future inspections of these facilities which they believe require corrective action.

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

On September 30, 1998, AK Steel received an order from the EPA under Section 3013 of RCRA requiring it to develop a plan for investigation of eight areas of Mansfield Works that allegedly could be sources of contamination. A site investigation began in November 2000 and is continuing. AK Steel cannot reliably estimate at this time how long it will take to complete this site investigation. AK Steel currently has accrued approximately $2.1 for the projected cost of the study at Mansfield Works. Until the site investigation is completed, AK Steel cannot reliably estimate the additional costs, if any, associated with any potentially required remediation of the site or the timeframe during which these potential costs would be incurred.

On October 9, 2002, AK Steel received an order from the EPA under Section 3013 of RCRA requiring it to develop a plan for investigation of several areas of Zanesville Works that allegedly could be sources of contamination. A site investigation began in early 2003 and is continuing. AK Steel estimates that it will take approximately two more years to complete this site investigation. AK Steel currently has accrued approximately $1.0 for the projected cost of the study and remediation at Zanesville Works. Until the site investigation is completed, AK Steel cannot reliably estimate the additional costs, if any, associated with any potentially required remediation of the site or the timeframe during which these potential costs would be incurred.

On November 26, 2004, Ohio EPA issued an NOV for alleged waste violations associated with an acid leak at AK Steel’s Coshocton Works. In November 2007, Ohio EPA and AK Steel reached an agreement to resolve this NOV. Pursuant to that agreement, AK Steel will implement an inspection program, conduct an investigation of the area where the acid leak occurred, submit a closure plan, and, upon approval from Ohio EPA, implement that closure plan. Also, AK Steel has agreed to pay a civil penalty of twenty-eight thousand dollars and to fund a supplemental environmental project in the amount of seven thousand dollars. Until the investigation is completed and a closure plan is approved, AK Steel cannot reliably estimate the costs associated with closure or the timeframe during which the closure costs will be incurred.

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

The Hamilton County Department of Environmental Services (“HCDES”) issued two NOVs, one on June 19, 2007 and one on June 27, 2007, each alleging that one of the basic oxygen furnaces at the Company’s Middletown Works failed to meet the MACT requirements. AK Steel is investigating these claims and is working with HCDES to attempt to resolve them. AK Steel believes it will reach a settlement in this matter that will not have a material financial impact on the Company, but cannot be certain that a settlement will be reached. If a settlement is reached, the Company cannot reliably estimate at this time how long it will take to reach such a

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

settlement or what its terms might be. AK Steel will vigorously contest any claims which cannot be resolved through a settlement. Until it has reached a settlement with HCDES or the claims that are the subject of the NOVs are otherwise resolved, AK Steel cannot reliably estimate the costs, if any, associated with any potentially required operational changes at the furnace or the timeframe over which any potential costs would be incurred.

On July 23, 2007, the EPA issued an NOV with respect to the Coke Plant at AK Steel’s Ashland Works alleging violations of pushing and combustion stack limits. The Company is investigating this claim and is working with the EPA to attempt to resolve it. AK Steel believes it will reach a settlement in this matter that will not have a material financial impact on AK Steel, but cannot be certain that a settlement will be reached. If a settlement is reached, the Company cannot reliably estimate at this time how long it will take to reach such a settlement or what its terms might be. AK Steel will vigorously contest any claims which cannot be resolved through a settlement. Until it has reached a settlement with the EPA or the claims that are the subject of the NOV are otherwise resolved, AK Steel cannot reliably estimate the costs, if any, associated with any potentially required operational changes at the batteries or the timeframe over which any potential costs would be incurred.

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

As previously reported, on June 29, 2000, the United States filed a complaint on behalf of the EPA against AK Steel in the U.S. District Court for the Southern District of Ohio (the “Court”), Case No. C-1-00530, for alleged violations of the Clean Air Act, the Clean Water Act and the RCRA at Middletown Works. Subsequently, the State of Ohio, the Sierra Club and the National Resources Defense Council intervened. On April 3, 2006, a proposed Consent Decree in Partial Resolution of Pending Claims (the “Consent Decree”), executed by all parties, was lodged with the Court. After a 30-day notice period, the Consent Decree was entered by the Court on May 15, 2006. Under the Consent Decree, the Company will implement certain RCRA corrective action interim measures to address polychlorinated biphenyls (“PCBs”) in sediments and soils relating to Dicks Creek and certain other specified surface waters, adjacent floodplain areas, and other previously identified geographic areas. The Company also will undertake a comprehensive RCRA facility investigation at its Middletown Works and, as appropriate, complete a corrective measures study. Under the Consent Decree, the Company paid a civil penalty of $0.46 and will perform a supplemental environmental project that will remove ozone-depleting refrigerants from certain equipment at an estimated cost of $0.85. The Company currently anticipates that the cost of the remaining work required under the Consent Decree will be approximately $15.6, consisting of approximately $3.2 in capital investments and $12.4 in expenses. The Company has accrued the $12.4 for anticipated expenses associated with this project. The Company is in the process of completing work to more definitively delineate the soils and sediments which will need to be removed under the Consent Decree. Until that process is completed, the Company cannot reliably determine whether the actual cost of the work required under the Consent Decree will exceed the amount presently accrued. If there are additional costs, the Company does not anticipate at this time that they will have a material financial impact on the Company. The Company cannot reliably estimate at this time the timeframe during which the accrued or potential additional costs would be incurred.

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

Since 1990, AK Steel (or its predecessor, Armco Inc.) has been named as a defendant in numerous lawsuits alleging personal injury as a result of exposure to asbestos. As of December 31, 2006, there were approximately 426 such lawsuits pending against AK Steel. The great majority of these lawsuits have been filed on behalf of people who claim to have been exposed to asbestos while visiting the premises of a current or former AK Steel facility. Approximately 40% of these premises suits arise out of claims of exposure at a facility in Houston, Texas that has been closed since 1984. When such an asbestos lawsuit initially is filed, the complaint typically does not include a specific dollar claim for damages. Only 135 of the 426 cases pending at December 31, 2007 in which AK Steel is a defendant include specific dollar claims for damages in the filed complaints. Those 135 cases involve a total of 2,600 plaintiffs and 17,317 defendants. In each, the complaint typically includes a monetary claim for compensatory damages and a separate monetary claim in an equal amount for punitive damages, and does not attempt to allocate the total monetary claim among the various defendants. For example, 120 of the 135 cases involve claims of $0.2 or less, seven involve claims of between $0.2 and $5.0, five involve claims of between $5.0 and $15.0, and three involve claims of $20.0. In each case, the amount described is per plaintiff against all of the defendants collectively. Thus, it usually is not possible at the outset of a case to determine the specific dollar amount of a claim against AK Steel. In fact, it usually is not even possible at the outset to determine which of the plaintiffs actually will pursue a claim against AK Steel. Typically, that can only be determined through written interrogatories or other discovery after a case has been filed. Thus, in a case involving multiple plaintiffs and multiple defendants, AK Steel initially only accounts for the lawsuit as one claim against it. After AK Steel has determined through discovery whether a particular plaintiff will pursue a claim against it, it makes an appropriate adjustment to statistically account for that specific claim. It has been AK Steel’s experience to date that only a small percentage of asbestos plaintiffs ultimately identify AK Steel as a target defendant from whom they actually seek damages and most of these claims ultimately are either dismissed or settled for a small fraction of the damages initially claimed. Set forth below is a chart showing the number of new claims filed (accounted for as described above), the number of pending claims disposed of (i.e. settled or otherwise dismissed), and the approximate net amount of dollars paid on behalf of AK Steel in settlement of asbestos-related claims in 2007 and 2006.

	2007	2006
New Claims Filed	71	60
Claims Disposed Of	138	65
Total Amount Paid in Settlements	$0.4	$0.4

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

As previously reported, on January 2, 2002, John D. West, a former employee, filed a purported class action in the United States District Court for the Southern District of Ohio against the AK Steel Corporation Retirement Accumulation Pension Plan, or AK RAPP, and the AK Steel Corporation Benefit Plans Administrative Committee. Mr. West claims that the method used under the AK RAPP to determine lump sum distributions does not comply with the Employment Retirement Income Security Act of 1974 (“ERISA”) and resulted in underpayment of benefits to him and the other class members. The District Court ruled in favor of the plaintiff class and on March 29, 2006 entered an amended final judgment against the defendants in the amount of $37.6 in damages and $7.3 in prejudgment interest, for a total of approximately $44.9, with post judgment interest accruing at the rate of 4.7% per annum until paid. The defendants appealed to the United States Court of Appeals for the Sixth Circuit. On April 20, 2007, a panel of the Court of Appeals issued an opinion in which it affirmed the decision of the District Court. On May 4, 2007, the defendants filed a petition seeking a rehearing by that panel or the full Court of Appeals for the Sixth Circuit. The petition was not granted. On August 15, 2007, the defendants filed a motion to stay the issuance of a mandate pending the filing of a petition for certiorari. On August 28, 2007, the Court of Appeals granted the motion. On November 16, 2007, defendants filed a petition for certiorari with the Supreme Court of the United States. That petition remains pending. The defendants intend to continue to contest this matter vigorously. In the event the plaintiffs ultimately prevail in this litigation, the funds for the payments to class members pursuant to the judgment will come from the AK Steel Master Pension Trust. The Company’s pension liability was re-measured as of April 30, 2007 to include the amount of this liability as of that date. The Company’s current estimates of its future funding obligations for its pension liabilities thus include a $47.4 liability associated with this case. As of December 31, 2007, the amount of the judgment plus total accrued interest was approximately $48.8. See discussion of future pension funding obligations in Part I, Item 2, Liquidity and Capital Resources.

On December 12, 2007, two individuals filed a purported class action against AK Holding, AK Steel, Anthem Insurance Companies, Inc. (“Anthem”), and others in the United States District Court for the Southern District of Ohio, Case No. 1:07-cv-01002. The complaint alleges that the plaintiffs are entitled to compensation arising from the demutualization of Anthem in 2001. A response to the complaint has not yet been filed in the case. No trial date has been set. AK Holding and AK Steel intend to contest this matter vigorously.

Middletown Works Retiree Healthcare Benefits Litigation

On June 1, 2006, AK Steel notified approximately 4,600 of its current retirees (or their surviving spouses) who formerly were hourly and salaried members of the Armco Employees Independent Federation (“AEIF”) that AK Steel was terminating their existing healthcare insurance benefits plan and implementing a new plan more consistent with current steel industry practices which would require the retirees to contribute to the cost of their healthcare benefits, effective October 1, 2006. On July 18, 2006, a group of nine former hourly and salaried members of the AEIF filed a purported class action (the “Retiree Action”) in the United States District Court for the Southern District of Ohio (the “Court”), Case No. 1-06CV0468, alleging that AK Steel did not have a right to

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

make changes to their healthcare benefits. The named plaintiffs in the Retiree Action sought, among other things, injunctive relief (including an order retroactively rescinding the changes) for themselves and the other members of the putative class. On August 4, 2006, the plaintiffs in the Retiree Action filed a motion for a preliminary injunction seeking to prevent AK Steel from implementing the previously announced changes to healthcare benefits with respect to the AEIF-represented hourly employees. AK Steel opposed that motion, but on September 22, 2006 the trial court issued an order granting the motion. On that same day, AK Steel filed a notice of appeal to the United States Court of Appeals for the Sixth Circuit seeking a reversal of the decision to grant the preliminary injunction. While the appeal was pending, however, the Company announced on October 8, 2007 that it had reached a tentative settlement (the “Settlement”) of the claims of the retirees in the Retiree Action. Accordingly, on October 18, 2007, the pending appeal from the preliminary injunction was dismissed at the request of the parties.

The Settlement was subject to approval by the Court. On October 25, 2007, the parties filed a joint motion asking the Court to approve the Settlement. On November 1, 2007, an order was issued by the Court granting the plaintiffs’ renewed motion for class certification. On November 2, 2007, the Court issued an order giving preliminary approval of the Settlement and scheduled a hearing (the “Fairness Hearing”) on final approval of the Settlement beginning on February 12, 2008. In November 2007, notice of the Settlement was sent to all retirees or their surviving spouses who would be covered by the terms of the Settlement (hereinafter referred to collectively as the “Class Members”). Between the time the original notification of the benefit changes was sent on June 1, 2006 and the time that membership in the class was determined, the number of Class Members had increased to approximately 4,870. With dependents of the Class Members, the total number of persons covered by the Settlement is approximately 8,300. The Class Members were given the opportunity to object to the Settlement in writing and, if they so objected in writing, to oppose it orally at the Fairness Hearing. A group of retirees did file objections. The Fairness Hearing was conducted on February 12-13, 2008. The objecting retirees were represented by counsel at the Fairness Hearing and did oppose the Settlement. On February 21, 2008, the Court issued a written decision approving the Settlement. The final judgment (the “Judgment”) formally approving the Settlement is expected to be entered soon. The Settlement will become effective on the date the Judgment is entered. The Class Members who opposed the Settlement will have a right to file an appeal from the Judgment within thirty days of the date the Judgment is entered.

Under terms of the Settlement, AK Steel will transfer to a Voluntary Employees Beneficiary Association trust (the “VEBA Trust”) all post retirement benefit obligations (the “OPEB Obligations”) owed to the Class Members under the Company’s applicable health and welfare plans and will have no further liability for any future claims incurred by the Class Members relating to their OPEB Obligations. The VEBA Trust will be utilized to fund the future OPEB Obligations to the Class Members. Under the terms of the Settlement, AK Steel is obligated in initially fund the VEBA Trust with a contribution of $468.0 in cash within two days of the effective date of the Settlement. AK Steel further is obligated to make three subsequent annual cash contributions of $65.0 each, for a total contribution of $663.0.

As noted above, Class Members who objected to the Settlement have a right to appeal the Judgment. The Settlement includes terms which contemplate that possibility. If an appeal is filed and during its pendency, the VEBA Trust will continue to be responsible for the OPEB Obligations to the Class Members. If such an appeal is filed and is still pending at the time the next payment is due from AK Steel to the VEBA Trust under the terms of the Settlement, the funds which otherwise would have been paid to the VEBA Trust will be placed into an escrow account to be invested by the Trustees of the VEBA Trust. If the Judgment is affirmed on appeal, the funds placed into the escrow account, including interest or other earnings or losses, will be paid to the VEBA Trust. If, however, the Judgment is reversed, modified or vacated as a result of the appeal in such a way as to

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

place the responsibility on AK Steel for payment of all of the OPEB Obligations to Class Members, then all of the monies placed into the escrow account, including interest or other earnings or losses, will revert to AK Steel. In addition, under those circumstances, the Company will be immediately designated as the sole fiduciary controlling the VEBA Trust and all assets of the VEBA Trust will be subject to, and payable in connection with, any health or welfare plans maintained and controlled by AK Steel for the benefit of any of its employees or retirees, not just the Class Members. In the event of a reversal, modification or vacation of the Judgment that results in only part of the OPEB Obligations returning to the responsibility of AK Steel, then AK Steel will be designated as the sole fiduciary with respect to an appropriate pro-rata share of the VEBA Trust assets relative to the portion of the OPEB Obligations for which AK Steel has resumed responsibility.

Once the Settlement becomes final and no longer subject to appeal, the Company’s only remaining liability with respect to the OPEB Obligations to the Class Members will be to contribute whatever portion of the $663.0 due to the VEBA that has not yet been paid at that time. At the time of the Fairness Hearing, the Company’s total OPEB liability for all of its retirees was approximately $2.0 billion. Of that amount, approximately $1.0 billion was attributable to the Class Members. Immediately following the Judgment approving the Settlement, the Company’s total OPEB liability was reduced by approximately $0.34 billion. This reduction in the Company’s OPEB liability will be treated as a negative plan amendment and amortized as a reduction to net periodic benefit cost over approximately eleven years. This negative plan amendment will result in an annual net periodic benefit cost reduction of approximately $30.0 in addition to the lower interest costs associated with the lower OPEB liability. Upon payment of the initial $468.0 contribution by the Company to the VEBA Trust in accordance with the terms of the Settlement, the Company’s total OPEB liability will be reduced further to approximately $1.1 billion. After payment of this initial contribution, the Company’s total OPEB liability will be further reduced by the amount of each subsequent annual $65.0 payment. In total, it is expected that the $663.0 Settlement with the Class Members, if the Judgment is upheld on appeal, ultimately will reduce the Company’s total OPEB liability by approximately $1.0 billion.

Other than as described above under the terms of the Settlement, the Company will have no other liability or responsibility with respect to OPEB Obligations to the Class Members.

As noted above, if an appeal is filed and the Judgment approving the Settlement is not affirmed on appeal, the result will be that the Company resumes responsibility, in whole or in part (depending upon the terms of the judicial decision reversing, vacating or modifying the Judgment) for the OPEB Obligations to some or all of the Class Members. Under such circumstances, the Company’s total OPEB liability would increase accordingly, but the Company cannot reliably project at this time the amount of that increase because it is dependent upon the specific terms of the judicial decision. At that point, as to any such OPEB Obligations for which the Company has resumed responsibility as a result of the judicial decision, AK Steel would restart the retiree litigation and seek to judicially enforce what it continues to believe is its contractual right to unilaterally reduce, or even completely eliminate, OPEB benefits provided to any Class Members as to whom the Settlement no longer applies.

For accounting purposes, a settlement of the Company’s OPEB Obligations related to the Class Members will be deemed to have occurred when the Company makes the last $65.0 payment called for under the Agreement, assuming that there are no legal appeals pending at that time.

10.	Asset Retirement Obligations

On December 31, 2005, the date of adoption of FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”, the Company recorded asset retirement obligations (“AROs”) of $2.4 which included accumulated depreciation of $0.4 associated with the recorded long-lived asset at the time of adoption. The resulting cumulative effect of adopting this statement in 2005 was $1.5, net of tax of $0.9.

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

The following table reflects changes in the carrying values of AROs for the years ended December 31, 2007, 2006 and 2005.

	2007	2006	2005
Balance at beginning of year	$3.7	$2.4	$—
Cumulative effect of adoption	—	—	2.4
Additional expense due to revision of cash flow	—	1.1	—
Accretion expense	0.4	0.2	—

Balance at end of year	$4.1	$3.7	$2.4

11.	Consolidated Quarterly Sales and Earnings (Losses) (Unaudited)

Earnings per share for each quarter and the year are calculated individually and may not add to the total for the year.

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$1,719.9	$1,869.5	$1,721.7	$1,691.9	$7,003.0
Operating profit	120.0	187.4	163.5	153.5	624.4
Net income	62.7	109.9	108.4	106.7	387.7
Basic earnings per share	0.57	0.99	0.98	0.96	3.50
Diluted earnings per share	0.56	0.98	0.97	0.95	3.46

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (a)	Year
Net sales	$1,435.9	$1,497.3	$1,553.6	$1,582.2	$6,069.0
Operating profit (loss)	29.4	63.0	55.1	(81.9)	65.6
Net income (loss)	6.2	29.1	26.0	(49.3)	12.0
Basic earnings (loss) per share	0.06	0.27	0.24	(0.45)	0.11
Diluted earnings (loss) per share	0.06	0.26	0.23	(0.45)	0.11

(a)	Fourth quarter 2006 includes the OPEB corridor charge of $133.2.

12.	Supplementary Guarantor Information

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

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Condensed Statements of Operations

For the Year Ended December 31, 2007

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$6,536.6	$243.5	$424.6	$(201.7)	$7,003.0
Cost of products sold	0.1	5,515.6	210.7	321.8	(129.2)	5,919.0
Selling and administrative expenses	2.5	245.5	11.7	16.7	(52.9)	223.5
Depreciation	—	189.4	6.4	0.5	—	196.3
Other operating items	—	39.8	—	—	—	39.8

Total operating costs	2.6	5,990.3	228.8	339.0	(182.1)	6,378.6
Operating profit (loss)	(2.6)	546.3	14.7	85.6	(19.6)	624.4
Interest expense	—	67.7	—	1.4	(0.8)	68.3
Interest and other income	—	18.5	21.3	41.0	(45.6)	35.2

Income (loss) before income taxes	(2.6)	497.1	36.0	125.2	(64.4)	591.3
Income tax provision (benefit)	(0.9)	174.5	12.6	42.9	(25.5)	203.6

Income (loss) from continuing operations	(1.7)	322.6	23.4	82.3	(38.9)	387.7
Equity in net income of subsidiaries	389.4	66.8	—	—	(456.2)	—

Net income	$387.7	$389.4	$23.4	$82.3	$(495.1)	$387.7

Condensed Statements of Operations

For the Year Ended December 31, 2006

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$5,692.5	$235.6	$367.2	$(226.3)	$6,069.0
Cost of products sold	0.1	5,123.0	204.1	227.8	(102.3)	5,452.7
Selling and administrative expenses	2.0	226.1	11.3	13.7	(45.4)	207.7
Depreciation	—	186.7	6.6	0.7	—	194.0
Other operating items	—	149.0	—	—	—	149.0

Total operating costs	2.1	5,684.8	222.0	242.2	(147.7)	6,003.4
Operating profit (loss)	(2.1)	7.7	13.6	125.0	(78.6)	65.6
Interest expense	—	87.2	—	4.3	(2.4)	89.1
Interest and other income	—	(72.6)	2.0	33.0	58.0	20.4

Income (loss) before income taxes	(2.1)	(152.1)	15.6	153.7	(18.2)	(3.1)
Income tax provision (benefit)	—	(18.9)	—	3.8	—	(15.1)

Income (loss) from continuing operations	(2.1)	(133.2)	15.6	149.9	(18.2)	12.0
Equity in net income of subsidiaries	14.1	147.3	—	—	(161.4)	—

Net income	$12.0	$14.1	$15.6	$149.9	$(179.6)	$12.0

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Condensed Statements of Operations

For the Year Ended December 31, 2005

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$5,284.6	$240.8	$341.9	$(219.9)	$5,647.4
Cost of products sold	0.1	4,649.7	204.6	231.0	(88.6)	4,996.8
Selling and administrative expenses	2.4	224.1	10.2	14.4	(42.7)	208.4
Depreciation	—	189.0	6.7	0.7	—	196.4
Other operating items	—	132.7	—	—	—	132.7

Total operating costs	2.5	5,195.5	221.5	246.1	(131.3)	5,534.3
Operating profit (loss)	(2.5)	89.1	19.3	95.8	(88.6)	113.1
Interest expense	—	84.5	—	8.6	(6.3)	86.8
Interest and other income	—	(63.0)	3.3	25.5	45.9	11.7

Income (loss) before income taxes	(2.5)	(58.4)	22.6	112.7	(36.4)	38.0
Income tax provision	—	34.3	—	4.5	—	38.8

Income (loss) from continuing operations	(2.5)	(92.7)	22.6	108.2	(36.4)	(0.8)
Equity in net income of subsidiaries	0.2	94.4	—	—	(94.6)	—
Cumulative effect of accounting change	—	1.5	—	—	—	1.5

Net income (loss)	$(2.3)	$0.2	$22.6	$108.2	$(131.0)	$(2.3)

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Condensed Balance Sheets

As of December 31, 2007

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$699.0	$—	$14.6	$—	$713.6
Accounts receivable, net	—	582.2	25.3	69.0	(1.5)	675.0
Inventories, net	—	597.7	19.6	68.4	(38.9)	646.8
Deferred tax asset	—	357.6	—	—	—	357.6
Other current assets	0.2	32.9	0.3	0.4	—	33.8

Total Current Assets	0.2	2,269.4	45.2	152.4	(40.4)	2,426.8

Property, Plant and Equipment	—	5,031.5	87.2	12.4	—	5,131.1
Less accumulated depreciation	—	(3,021.8)	(34.3)	(9.1)	—	(3,065.2)

Property, plant and equipment, net	—	2,009.7	52.9	3.3	—	2,065.9

Other Assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	—	55.6
Investment in affiliates	(930.6)	930.6	40.1	879.4	(919.5)	—
Inter-company accounts	1,805.1	(2,446.6)	(54.9)	(284.2)	980.6	—
Other investments	—	21.1	—	21.8	—	42.9
Goodwill	—	—	32.9	4.2	—	37.1
Other intangible assets	—	—	0.3	—	—	0.3
Deferred tax asset	—	549.5	—	—	—	549.5
Other assets	—	19.1	—	0.2	—	19.3

TOTAL ASSETS	$874.7	$3,352.8	$172.1	$777.1	$20.7	$5,197.4

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$570.2	$6.3	$13.2	$(1.5)	$588.2
Accrued liabilities	—	199.1	3.3	11.6	—	214.0
Current portion of long-term debt	—	12.7	—	—	—	12.7
Pension and other postretirement benefit obligations	—	158.0	—	—	—	158.0

Total Current Liabilities	—	940.0	9.6	24.8	(1.5)	972.9

Non-current Liabilities:
Long-term debt	—	652.7	—	—	—	652.7
Pension and other postretirement benefit obligations	—	2,536.2	1.0	—	—	2,537.2
Other liabilities	—	154.5	—	3.0	2.4	159.9

Total Non-current Liabilities	—	3,343.4	1.0	3.0	2.4	3,349.8

TOTAL LIABILITIES	—	4,283.4	10.6	27.8	0.9	4,322.7

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	874.7	(930.6)	161.5	749.3	19.8	874.7

TOTAL LIABILITIES AND EQUITY	$874.7	$3,352.8	$172.1	$777.1	$20.7	$5,197.4

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

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Consolidated Statements of Cash Flows

For the Year Ended December 31, 2007

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
Cash flows from operating activities:
Net cash flows from operating activities	$(1.3)	$51.7	$29.3	$636.0	$(12.8)	$702.9

Cash flows from investing activities:
Capital investments	—	(101.7)	(2.3)	(0.4)	—	(104.4)
Purchase of investment	—	(12.3)	—	—	—	(12.3)
Proceeds from the sale of investments and property, plant and equipment	—	0.3	—	—	—	0.3
Proceeds for draw on restricted funds for emission control expenditures	—	2.5	—	—	—	2.5
Proceeds from equity investment	—	—	27.4	27.4	(27.4)	27.4
Restricted cash to collateralize LOC	—	12.6	—	—	—	12.6
Other items, net	—	1.4	—	(0.5)	—	0.9

Net cash flows from investing activities		(97.2)	25.1	26.5	(27.4)	(73.0)

Cash flows from financing activities:
Principal payments on long-term debt	—	(450.0)	—	—	—	(450.0)
Proceeds from stock options	9.2	—	—	—	—	9.2
Purchase of treasury stock	(2.4)	—	—	—	—	(2.4)
Common stock dividends paid	—	—	(48.7)	(50.1)	98.8	—
Intercompany activity	(5.5)	676.5	(5.7)	(606.7)	(58.6)	—
Tax benefits from stock-based transactions	—	6.5	—	—	—	6.5
Fees related to new credit facility	—	(2.6)	—	—	—	(2.6)
Other items, net	—	3.6	—	—	—	3.6

Net cash flows from financing activities	1.3	234.0	(54.4)	(656.8)	40.2	(435.7)

Net increase in cash and cash equivalents	—	188.5	—	5.7	—	194.2
Cash and cash equivalents, beginning of year	—	510.5	—	8.9	—	519.4

Cash and cash equivalents, end of year	$—	$699.0	$—	$14.6	$—	$713.6

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Consolidated Statements of Cash Flows

For the Year Ended December 31, 2006

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
Cash flows from operating activities:
Net cash flows from operating activities	$(1.9)	$42.3	$18.1	$18.1	$(8.4)	$68.2

Cash flows from investing activities:
Capital investments	—	(65.6)	(10.1)	(0.5)	—	(76.2)
Proceeds from the sale of investments and property, plant and equipment	—	6.5	—	—	—	6.5
Proceeds for draw on restricted funds for emission control expenditures	—	8.5	—	—	—	8.5
Restricted cash to collateralize LOC	—	(12.6)	—	—	—	(12.6)
Other items, net	—	(0.1)	—	0.3	—	0.2

Net cash flows from investing activities		(63.3)	(10.1)	(0.2)	—	(73.6)

Cash flows from financing activities:
Proceeds from stock options	3.3	—	—	—	—	3.3
Purchase of treasury stock	(0.9)	—	—	—	—	(0.9)
Common stock dividends paid	—	—	(2.0)	(3.8)	5.8	—
Intercompany activity	(0.5)	16.8	(6.0)	(12.9)	2.6	—
Other items, net	—	(0.1)	—	2.9	—	2.8

Net cash flows from financing activities	1.9	16.7	(8.0)	(13.8)	8.4	5.2

Net increase (decrease) in cash and cash equivalents	—	(4.3)	—	4.1	—	(0.2)
Cash and cash equivalents, beginning of year	—	514.8	—	4.8	—	519.6

Cash and cash equivalents, end of year	$—	$510.5	$—	$8.9	$—	$519.4

AK STEEL HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollars in millions, except per share amounts)

Consolidated Statements of Cash Flows

For the Year Ended December 31, 2005

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
Cash flows from operating activities:
Net cash flows from operating activities	$(2.2)	$117.8	$35.9	$187.7	$(59.2)	$280.0

Cash flows from investing activities:
Capital investments	—	(171.6)	(1.9)	(0.3)	—	(173.8)
Proceeds from the sale of investments and property, plant and equipment	—	1.2	—	—	—	1.2
Proceeds for draw on restricted funds for emission control expenditures	—	33.6	—	—	—	33.6
Other items, net	—	(0.3)	—	1.5	—	1.2

Net cash flows from investing activities		(137.1)	(1.9)	1.2	—	(137.8)

Cash flows from financing activities:
Redemption of long-term debt	—	—	—	—	—	—
Conversion of stock options	3.1	—	—	—	—	3.1
Purchase of treasury stock	(0.7)	0.1	—	—	—	(0.6)
Common stock dividends paid	—	—	(3.3)	(4.9)	8.2	—
Intercompany activity	(0.2)	174.0	(30.7)	(194.1)	51.0	—
Other items, net	—	0.1	—	(2.3)	—	(2.2)

Net cash flows from financing activities	2.2	174.2	(34.0)	(201.3)	59.2	0.3

Net increase (decrease) in cash and cash equivalents	—	154.9	—	(12.4)	—	142.5
Cash and cash equivalents, beginning of year	—	359.9	—	17.2	—	377.1

Cash and cash equivalents, end of year	$—	$514.8	$—	$4.8	$—	$519.6

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A.	Controls and Procedures.

With the participation of management, the Company’s chief executive officer and its chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2007. Based upon this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of December 31, 2007.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fourth quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are presented on the following pages.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, the Company’s management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment and those criteria, management has determined that, as of December 31, 2007, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which appears on the following page.

Dated: February 26, 2008	/s/ JAMES L. WAINSCOTT
James L. Wainscott
Chairman of the Board, President and Chief Executive Officer

Dated: February 26, 2008	/s/ ALBERT E. FERRARA, JR.
Albert E. Ferrara, Jr.
Vice President, Finance and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AK Steel Holding Corporation

West Chester, Ohio

We have audited the internal control over financial reporting of AK Steel Holding Corporation and subsidiaries (the “Company”) as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated February 25, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to the adoption by the Company of the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on January 1, 2006, the recognition and related disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans, on December 31, 2006, and the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.

DELOITTE & TOUCHE LLP

Cincinnati, Ohio

February 25, 2008

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

Information with respect to the Company’s Executive Officers is set forth in Part I of this Annual Report pursuant to General Instruction G of Form 10-K. The information required to be furnished pursuant to this item with respect to Directors of the Company will be set forth under the caption “Election of Directors” in the Company’s proxy statement (the “2008 Proxy Statement”) to be furnished to stockholders in connection with the solicitation of proxies by the Company’s Board of Directors for use at the Annual Meeting of Stockholders, and is incorporated herein by reference.

The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2008 Proxy Statement, and is incorporated herein by reference.

The information required to be furnished pursuant to this item with respect to the Audit Committee and the Audit Committee financial expert will be set forth under the caption “Committees of the Board of Directors” in the 2008 Proxy Statement, and is incorporated herein by reference.

The Company has adopted: a Code of Ethics covering its Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and other persons performing a similar function; a Code of Business Conduct and Ethics for Directors, Officers and Employees; and Corporate Governance Guidelines. These documents, along with charters of its Audit, Compensation, and Nominating and Governance Committees, are posted on the Company’s website at www.aksteel.com. These documents are also available in print by mailing a request to: Corporate Secretary, c/o AK Steel, 9227 Centre Pointe Drive, West Chester, OH 45069.

Item 11.	Executive Compensation.

The information required to be furnished pursuant to this item will be set forth under the caption “Executive Compensation” and in the Director Compensation Table and its accompanying narrative in the 2008 Proxy Statement, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required to be furnished pursuant to this item with respect to compensation plans under which equity securities of the Company are authorized for issuance will be set forth under the caption “Equity Compensation Plan Information” in the 2008 Proxy Statement, and is incorporated herein by reference.

Other information required to be furnished pursuant to this item will be set forth under the caption “Stock Ownership” in the 2008 Proxy Statement, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

None.

Item 14.	Principal Accounting Fees and Services.

The information required to be furnished pursuant to this item will be set forth under the caption “Principal Accounting Firm Fees” in the 2008 Proxy Statement, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The list of exhibits and financial statements filed as part of this report is submitted as a separate section, the index to which is located on the following page. One financial statement schedule (Exhibit 99.1) is included.

(b) Exhibits:

List of exhibits begins on next page.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation of AK Steel Holding Corporation, filed with the Secretary of State of the State of Delaware on December 20, 1993, as amended (incorporated herein by reference to Exhibit 3.1.1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on May 27, 1998).

3.2	By-laws of AK Steel Holding Corporation (incorporated herein by reference to Exhibit 3.2 to AK Steel Holding Corporation’s Registration Statement on Form S-1 (Registration No. 33-74432), as filed with the Commission on January 26, 1994).

3.3	Certificate of Designations, Preferences, Rights and Limitations of Series A Junior Preferred Stock (incorporated herein by reference to Exhibit 10.1 to AK Steel Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 8, 2005).

4.8	Indenture, dated as of June 11, 2002, among AK Steel Corporation, AK Steel Holding Corporation, as Guarantor, Douglas Dynamics, LLC, as Guarantor, and Fifth Third Bank (“2002 Indenture”) (incorporated herein by reference to Exhibit 4.1 to AK Steel Holding Corporation’s Registration Statement on Form S-4 (Registration No. 333-98409), as filed with the Commission on December 5, 2002).

4.9	First Supplemental Indenture, dated as of August 8, 2003, to the 2002 Indenture (incorporated herein by reference to Exhibit 4.3 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on August 18, 2003).

10.1	Executive Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.9 to AK Steel Holding Corporation’s Registration Statement on Form S-4 (Registration No. 333-98409), as filed with the Commission on December 5, 2002).

10.1(a)	Executive Deferred Compensation Plan (as amended and restated as of October 18, 2007), (incorporated herein by reference to Exhibit 10.2 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, as filed with the Commission on November 6, 2007).

10.2	Directors’ Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.10 to AK Steel Holding Corporation’s Registration Statement on Form S-4 (Registration No. 333-98409), as filed with the Commission on December 5, 2002).

10.2(a)	Directors’ Deferred Compensation Plan (as amended and restated as of October 18, 2007), (incorporated herein by reference to Exhibit 10.3 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, as filed with the Commission on November 6, 2007).

10.3	Credit Agreement dated as of July 24, 2003, among AK Steel Holding Corporation, as Guarantor, AK Steel Corporation, as Borrower, The Lenders Listed Therein, as Lenders, Credit Suisse First Boston, acting through its Cayman Islands branch, as Administrative Agent, General Electric Capital Corporation, as Syndication Agent and Collateral Agent, and The CIT Group/Business Credit, Inc., Bank One, NA, and Congress Financial Corporation as Co-Documentation Agents (incorporated herein by reference to Exhibit 4.1 to AK Steel Holding Corporation’s Current Report on Form 8-K as filed with the Commission on July 30, 2003).

Exhibit Number	Description

10.4	Intercreditor Agreement dated as of July 24, 2003 among PNC Bank, National Association, as Purchaser Agent, Credit Suisse First Boston, acting through its Cayman Islands branch, as Lender Administrative Agent, General Electric Capital Corporation, as Lender Collateral Agent, AK Steel Receivables LTD, as Transferor, and AK Steel Corporation, as Servicer and Originator, and as Company (incorporated herein by reference to Exhibit 4.2 to AK Steel Holding Corporation’s Current Report on Form 8-K as filed with the Commission on July 30, 2003).

10.5	Security Agreement dated as of July 24, 2003, among AK Steel Corporation, Credit Suisse First Boston, acting through its Cayman Islands branch, as Administrative Agent, and General Electric Capital Corporation, as Collateral Agent (incorporated herein by reference to Exhibit 4.3 to AK Steel Holding Corporation’s Current Report on Form 8-K as filed with the Commission on July 30, 2003).

10.6	Policy Concerning Severance Agreements with Senior Executives (incorporated herein by reference to Exhibit 99.3 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the Commission on November 14, 2003).

10.7	Annual Management Incentive Plan as amended and restated as of January 16, 2003 (incorporated herein by reference to Exhibit 10.3 to AK Steel Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Commission on March 4, 2004)

*10.7(a)	First Amendment to the Annual Management Incentive Plan (as amended and restated as of January 16, 2003).

10.8	Supplemental Thrift Plan (as amended and restated as of October 18, 2007), (incorporated herein by reference to Exhibit 10.5 to AK Steel Holding Corporation’s Quarterly Report of Form 10-Q for the quarter ended September 30, 2007, as filed with the Commission on November 6, 2007).

10.9	Executive Minimum and Supplemental Retirement Plan (as amended and restated as of October 18, 2007), (incorporated herein by reference to Exhibit 10.1 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, as filed with the Commission on November 6, 2007).

10.10	Receivables Sale Agreement dated as of May 27, 2004 by and among Each of the Entities Party Thereto from Time to Time as Originators, AKS Receivables, LLC and AK Steel Corporation (incorporated herein by reference to Exhibit 4.1 to AK Steel Holding Corporation’s Current Report on Form 8-K as filed with the Commission on June 1, 2004).

10.11	Receivables Funding Agreement Dated as of May 27, 2004 by and among AKS Receivables, LLC, as Borrower, AK Steel Corporation, as Servicer, the Financial Institutions Signatory Thereto from Time to Time, as Lenders and General Electric Capital Corporation, as Lender, as Swing Line Lender and as Administrative Agent (incorporated herein by reference to Exhibit 4.2 to AK Steel Holding Corporation’s Current Report on Form 8-K as filed with the Commission on June 1, 2004).

10.12	Annex X to Receivables Sale Agreement and Receivables Funding Agreement, setting forth definitions of key terms (incorporated herein by reference to Exhibit 4.3 to AK Steel Holding Corporation’s Current Report on Form 8-K as filed with the Commission on June 1, 2004).

10.13	Form of Executive Officer Severance Agreement as approved by the Board of Directors on July 14, 2004—Version 1 (incorporated herein by reference to Exhibit 10.1 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Commission on November 4, 2004).

10.14	Form of Executive Officer Severance Agreement as approved by the Board of Directors on July 14, 2004—Version 2 (incorporated herein by reference to Exhibit 10.2 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Commission on November 4, 2004).

Exhibit Number	Description

10.15	Form of First Amendment to the AK Steel Holding Corporation Executive Officer Severance Agreement (incorporated herein by reference to Exhibit 10.7 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, as filed with the Commission on November 6, 2007).

10.16	Form of Executive Officer Change of Control Agreement as approved by the Board of Directors on July 14, 2004—Version 1 (incorporated herein by reference to Exhibit 10.3 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Commission on November 4, 2004).

10.17	Form of Executive Officer Change of Control Agreement as approved by the Board of Directors on July 14, 2004—Version 2 (incorporated herein by reference to Exhibit 10.4 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Commission on November 4, 2004).

10.18	Form of Executive Officer Change of Control Agreement as approved by the Board of Directors on July 14, 2004—Version 3 (incorporated herein by reference to Exhibit 10.5 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Commission on November 4, 2004).

10.19	Form of Executive Officer Change of Control Agreement as approved by the Board of Directors on July 14, 2004—Version 4 (incorporated herein by reference to Exhibit 10.6 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Commission on November 4, 2004).

10.20	Form of First Amendment to the AK Steel Holding Corporation Executive Officer Change of Control Agreement (incorporated herein by reference to Exhibit 10.8 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, as filed with the Commission on November 6, 2007).

10.21	Form of Restricted Stock Award for special bonus grants approved by the Board of Directors on January 20, 2005 to executive officers and selected key managers of the Company (incorporated herein by reference to Exhibit 10.25 to AK Steel Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 8, 2005).

10.22	Form of the Performance Share Award Agreement for performance-based equity awards approved by the Board of Directors on January 20, 2005, subject to shareholder approval, to executive officers and key managers of the Company pursuant to the Company Stock Incentive Plan, as proposed to be amended and restated (incorporated herein by reference to Exhibit 10.26 to AK Steel Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 8, 2005).

10.23	Stock Incentive Plan as amended and restated as of January 20, 2005 (incorporated herein by reference to Exhibit 10.22 to AK Steel Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Commission on March 2, 2006).

10.23(a)	First Amendment to the Stock Incentive Plan as amended and restated as of January 20, 2005 (incorporated herein by reference to Exhibit 10.22 to AK Steel Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Commission on February 27, 2007).

10.23(b)	Second Amendment to the AK Steel Holding Corporation Stock Incentive Plan (as amended and restated as of January 20, 2005), (incorporated herein by reference to Exhibit 10.4 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, as filed with the Commission on November 6, 2007).

Exhibit Number	Description

10.24	Long Term Performance Plan as amended and restated as of March 17, 2005 (incorporated herein by reference to Exhibit 10.23 to AK Steel Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Commission on March 2, 2006).

10.24(a)	First Amendment to the AK Steel Corporation Long-Term Performance Plan (as amended and restated as of March 17, 2005), (incorporated herein by reference to Exhibit 10.6 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, as filed with the Commission on November 6, 2007).

10.25	Loan and Security Agreement dated as of February 20, 2007, among AK Steel Corporation, as Borrower, Certain Financial Institutions, as Lenders, Bank of America, N.A., as Administrative and Collateral Agent, Wachovia Capital Finance Corporation (Central), as Syndication Agent, General Electric Capital Corporation, JPMorgan Chase Bank, N.A., and Fifth Third Bank, as Co-Documentation Agents, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book (incorporated herein by reference to Exhibit 10.1 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, as filed with the Commission on May 7, 2007).

*11.1	Statement re: Computation of Per Share Earnings.

*12.1	Statement re: Computation of Ratio of Earnings to Combined Fixed Charges.

*12.2	Statement re: Computation of Ratio of Earnings to Fixed Charges.

*21.1	Subsidiaries of AK Steel Holding Corporation.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Section 302 Certification of Chief Executive Officer.

*31.2	Section 302 Certification of Chief Financial Officer.

*32.1	Section 906 Certification of Chief Executive Officer.

*32.2	Section 906 Certification of Chief Financial Officer.

*99.1	Valuation and qualifying accounts for the years ended December 31, 2007, 2006 and 2005.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in West Chester, Ohio, on February 26, 2008.

AK Steel Holding Corporation
(Registrant)

Dated: February 26, 2008	/s/ ALBERT E. FERRARA, JR
Albert E. Ferrara, Jr. Vice President, Finance and Chief Financial Officer

Dated: February 26, 2008	/s/ ROGER K. NEWPORT
Roger K. Newport Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES L. WAINSCOTT James L. Wainscott	Chairman of the Board, President and Chief Executive Officer	February 26, 2008

/s/ ROBERT H. JENKINS Robert H. Jenkins	Lead Director	February 26, 2008

/s/ RICHARD A. ABDOO Richard A. Abdoo	Director	February 26, 2008

/s/ JOHN S. BRINZO John S. Brinzo	Director	February 26, 2008

/s/ DENNIS C. CUNEO Dennis C. Cuneo	Director	February 26, 2008

/s/ WILLIAM K. GERBER William K. Gerber	Director	February 26, 2008

/s/ DR. BONNIE G. HILL Dr. Bonnie G. Hill	Director	February 26, 2008

/s/ DANIEL J. MEYER Daniel J. Meyer	Director	February 26, 2008

/s/ RALPH S. MICHAEL III Ralph S. Michael III	Director	February 26, 2008

/s/ SHIRLEY D. PETERSON Shirley D. Peterson	Director	February 26, 2008

/s/ DR. JAMES A. THOMSON Dr. James A. Thomson	Director	February 26, 2008