Form 10-Q
period 2008-05-05
AK STEEL HOLDING CORP
filed 2008-05-05
CIK 918160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

_________________________________

FORM 10-Q
__________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.       Yes  ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes      ☐      No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

112,012,305 shares of common stock
(as of April 30, 2008)

AK STEEL HOLDING CORPORATION

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

AK STEEL HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share data)
	Three Months Ended
	March 31,

(unaudited)	2008	2007
Net sales	$1,791.4	$1,719.9

Cost of products sold (exclusive of items shown below)	1,513.2	1,480.9
Selling and administrative expenses	56.5	54.1
Depreciation	52.0	49.8
Pension curtailment charge	—	15.1

Total operating costs	1,621.7	1,599.9

Operating profit	169.7	120.0

Interest expense	11.7	24.6
Other income	5.5	4.1

Income before income taxes	163.5	99.5

Income tax provision	62.4	36.8

Net income	$101.1	$62.7

Basic earnings per share:
Net income per share	$0.91	$0.57

Diluted earnings per share:
Net income per share	$0.90	$0.56

Common shares and common share equivalents
outstanding (weighted average in millions):
Basic	111.4	110.4
Diluted	112.4	111.3

Dividends declared and paid per share:	$0.05	—

___________________
See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions)
	March 31,	December 31,
(unaudited)	2008	2007
ASSETS

Current Assets:
Cash and cash equivalents	$272.3	$713.6
Accounts receivable, net	755.8	675.0
Inventories, net	781.7	646.8
Deferred tax asset	358.8	357.6
Other current assets	42.6	33.8

Total Current Assets	2,211.2	2,426.8

Property, Plant and Equipment	5,159.8	5,131.1
Less accumulated depreciation	(3,117.1)	(3,065.2)
Property, Plant and Equipment, net	2,042.7	2,065.9

Other Assets:
Investment in AFSG Holdings, Inc.	55.6	55.6
Other investments	42.3	42.9
Goodwill	37.1	37.1
Other intangible assets	0.3	0.3
Deferred tax asset	356.0	549.5
Other assets	18.5	19.3

TOTAL ASSETS	$4,763.7	$5,197.4

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$756.1	$588.2
Accrued liabilities	204.4	214.0
Current portion of long-term debt	12.8	12.7
Current portion of pension and other postretirement benefit obligations	159.7	158.0
Total Current Liabilities	1,133.0	972.9

Non-current Liabilities:
Long-term debt	652.5	652.7
Pension and other postretirement benefit obligations	1,647.4	2,537.2
Other liabilities	176.6	159.9
Total Non-current Liabilities	2,476.5	3,349.8

TOTAL LIABILITIES	3,609.5	4,322.7

Stockholders’ Equity:
Preferred stock, authorized 25,000,000 shares	—	—
Common stock, authorized 200,000,000 shares of $.01 par value each;
issued 2008, 121,045,036 shares, 2007, 120,302,930 shares;
outstanding 2008, 111,990,458 shares, 2007, 111,497,682 shares	1.2	1.2
Additional paid-in capital	1,880.5	1,867.6
Treasury stock, common shares at cost, 2008, 9,054,578 shares;
2007, 8,805,248 shares	(135.9)	(126.8)
Accumulated deficit	(827.0)	(915.1)
Accumulated other comprehensive income	235.4	47.8
TOTAL STOCKHOLDERS’ EQUITY	1,154.2	874.7

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,763.7	$5,197.4

___________________
See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
	Three Months Ended
	March 31,
(unaudited)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$101.1	$62.7
Depreciation	52.0	49.8
Amortization	2.9	6.9
Deferred income taxes	48.0	19.0
Contribution to pension trust	(75.0)	(75.0)
Contribution to Middletown retirees VEBA	(468.0)	—
Pension and other postretirement payments greater than benefits expense	(28.1)	(18.3)
Pension curtailment charge	—	15.1
Working capital	(36.6)	(70.8)
Other	3.5	6.0
Net cash flows from operating activities	(400.2)	(4.6)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	(36.6)	(15.4)
Investments - net	—	12.6
Proceeds from draw on restricted funds for emission control expenditures	—	0.3
Other	0.1	0.6
Net cash flows from investing activities	(36.5)	(1.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of long-term debt	(0.1)	(225.0)
Fees related to new credit facility	—	(2.6)
Proceeds from exercise of stock options	2.3	3.5
Purchase of treasury stock	(9.1)	(1.4)
Excess tax benefits from stock-based compensation	7.3	2.9
Common stock dividends	(5.6)	—
Other	0.6	(0.2)
Net cash flows from financing activities	(4.6)	(222.8)

Net decrease in cash and cash equivalents	(441.3)	(229.3)

Cash and cash equivalents, beginning of period	713.6	519.4
Cash and cash equivalents, end of period	$272.3	$290.1

Supplemental disclosure of cash flow information:

Net cash paid during the period for:
Interest, net of capitalized interest	$23.0	$24.0
Income taxes	6.8	2.2

Supplemental disclosure of non-cash investing and financing activities —
Issuance of restricted common stock	$5.2	$4.2

___________________ See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

1.           Basis of Presentation

In the opinion of the management of AK Steel Holding Corporation (“AK Holding”) and AK Steel Corporation (“AK Steel”, and together with AK Holding, the “Company”), the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2008 and the results of its operations and cash flows for the three-month periods ended March 31, 2008 and 2007, respectively.  The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2007.

2.           Earnings and Dividends Per Share

	Three Months Ended
	March 31,
	2008	2007
Income for calculation of basic and diluted earnings per share:
Net income	$101.1	$62.7

Common shares outstanding (weighted average in millions):
Common shares outstanding for basic earnings per share	111.4	110.4
Effect of dilutive securities	1.0	0.9
Common shares outstanding for diluted earnings per share	112.4	111.3

Basic earnings per share:
Net income per share	$0.91	$0.57
Diluted earnings per share:
Net income per share	$0.90	$0.56

Potentially issuable common shares (in millions) excluded
from earnings per share calculation due to anti-dilutive effect	—	0.1

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

	March 31,	December 31,
	2008	2007
Finished and semi-finished	$1,067.6	$823.4
Raw materials	312.6	362.5
Total cost	1,380.2	1,185.9
Adjustment to state inventories at LIFO value	(598.5)	(539.1)
Net inventories	$781.7	$646.8

4.           Pension and other postretirement benefits

Net periodic benefit costs for pension and other postretirement benefits were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2008	2007	2008	2007
Service cost	$2.0	$3.3	$1.1	$1.4
Interest cost	53.2	53.2	24.0	28.9
Expected return on assets	(60.4)	(56.8)	—	—
Amortization of prior service cost	1.1	1.1	(14.3)	(13.5)
Amortization of loss	4.3	4.2	0.6	3.2
Curtailment loss	—	15.1	—	—
Net periodic benefit cost	$0.2	$20.1	$11.4	$20.0

The decrease in “Net periodic benefit cost” for Pension Benefits for the three months ended March 31, 2008 was principally the result of the $15.1 curtailment charge recorded in the three months ended March 31, 2007.  This curtailment charge related to modified retiree pension benefits negotiated in connection with a new labor contract at the Company’s Mansfield Works. There was no such curtailment charge in the three months ended March 31, 2008.  Another factor in the lower cost is an increase of $3.6 in the expected return on assets for the three months ended March 31, 2008.  The higher expected return is the result of the presence of greater assets in the trust at the start of 2008 versus 2007 due to the Company’s pension contributions in 2007.

The decrease in “Net periodic benefit cost” for Other Postretirement Benefits for the three months ended March 31, 2008 was primarily the result of the court approval of a settlement with a group of retirees from the Company’s Middletown Works.  Under terms of the Settlement, AK Steel has transferred to a Voluntary Employees Beneficiary Association trust (the “VEBA Trust”) all postretirement benefit obligations (the “OPEB Obligations”) owed to the Class Members under the Company’s applicable health and welfare plans and will have no further liability for any claims incurred by the Class Members after the effective date of the Settlement relating to their OPEB Obligations.  The VEBA Trust will be utilized to fund the future OPEB Obligations to the Class Members.  Under the terms of the Settlement, AK Steel was obligated to initially fund the VEBA Trust with a contribution of $468.0 in cash within two business days of the effective date of the Settlement.  AK Steel made this contribution on March 4, 2008.  AK Steel further is obligated under the Settlement to make three subsequent annual cash contributions of $65.0 each, for a total contribution of $663.0.  As a result of this settlement, the Company remeasured its obligations for retiree benefits as of March 1, 2008.  The obligations were reduced by a negative plan amendment of $339.1 and an actuarial gain of $2.1 primarily due to the lower than expected benefit payments since the prior measurement date.  The obligation was also reduced as the result of the initial $468.0 contribution to the VEBA.  The remeasurement of the retiree medical benefits at March 1, 2008 reduced net periodic benefit cost in the first quarter of 2008 by approximately $6.5 and will lower this cost by $58.9 ratably over the remainder of the year.

The schedule below includes amounts calculated based on a benefit obligation and asset valuation measurement date of March 1, 2008 and October 31, 2007, respectively.  The assumptions used in the calculation of the obligation did not change from October 31, 2007 to March 1, 2008.

	Other Postretirement Benefits
	March 31,	December 31,
	2008	2007
Change in benefit obligations:
Benefit obligations at beginning of period	$1,941.2	$2,103.6
Service cost	1.7	4.9
Interest cost	42.6	116.8
Plan participants’ contributions	3.9	27.9
Actuarial gain	(2.1)	(149.4)
Amendments	(339.1)	19.0
VEBA contributions	(468.0)	—
Benefits paid	(66.4)	(181.6)
Benefit obligations at end of period	$1,113.8	$1,941.2
Change in plan assets:
Fair value of plan assets at beginning of year	$23.7	$24.6
Employer contributions	39.1	152.8
Plan participants’ contributions	3.9	27.9
Benefits paid	(66.4)	(181.6)
Fair value of plan assets at end of period	$0.3	$23.7
Funded status	$(1,113.5)	$(1,917.5)

Amounts recognized in the consolidated balance sheets
as of March 31, 2008 and December 31, 2007:
Current liabilities	$(157.7)	$(156.0)
Noncurrent liabilities	(955.8)	(1,761.5)
Net amount recognized	$(1,113.5)	$(1,917.5)
Amounts recognized in accumulated other comprehensive
income as of March 31, 2008 and December 31, 2007:
Actuarial loss	$43.1	$46.4
Prior service credit	(647.6)	(330.6)
Net amount recognized	$(604.5)	$(284.2)
Other changes in plan assets and benefit obligations
recognized in other comprehensive income:
Net actuarial gain	$(2.1)	$(151.2)
Recognized actuarial loss	(0.6)	(12.8)
Prior service cost (credit)	(339.1)	19.0
Recognized prior service credit	14.3	51.6
Total recognized in other comprehensive income	$(327.5)	$(93.4)

In the first quarter of 2008, the Company adopted the measurement date provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 158, “Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“FAS 158”).  As a result, the Company recorded a $12.0 pre-tax charge to retained earnings and a $7.3 pre-tax charge to accumulated other comprehensive income to reflect the two months’ amount of other postretirement net periodic benefit cost that had been delayed as the result of the October 31, 2007 measurement date.  In addition, the Company recorded a minimal charge to retained earnings and a $3.5 pre-tax increase to accumulated other comprehensive income to reflect the two months’ amount of pension net periodic benefit cost that had been delayed as the result of the October 31, 2007 measurement date.  These amounts were determined using the October 31 measurement date valuation.

The total projected future benefit obligation of the Company with respect to payments for healthcare benefits to the Company’s retirees is accounted for as “Pension and other postretirement benefit obligations” in the Company’s condensed consolidated balance sheets.  The net amount of the liability recognized by the Company, as of March 31, 2008, for future payment of such benefit obligations was approximately $1.1 billion, compared to nearly $2.0 billion at December 31, 2007.

Assumed healthcare cost trend rates have a significant effect on the amounts reported for healthcare plans.  As of March 31, 2008, a one-percentage-point change in the assumed healthcare cost trend rates would have the following effects:

	One Percentage Point:
	Increase	Decrease
Effect on total service cost and interest cost components	$2.0	$(1.8)
Effect on postretirement benefit obligation	33.8	(30.3)

Accounting for retiree healthcare benefits requires the use of actuarial methods and assumptions, including assumptions about current employees’ future retirement dates, the anticipated mortality rate of retirees, anticipated future increases in healthcare costs and the obligation of the Company under future collective bargaining agreements with respect to healthcare benefits for retirees.  Changing any of these assumptions could have a material impact on the calculation of the Company’s total obligation for future healthcare benefits.  There are a variety of circumstances which could result in a change in one or more of these assumptions.  For example, as has already occurred in connection with several of the labor contracts negotiated by the Company during the last few years, the union which represented a particular group of retirees when they were employed by the Company could in the course of negotiations with the Company agree to a change in retiree healthcare benefits.  The precise circumstances under which retiree healthcare benefits may be altered vary depending on the terms of the relevant collective bargaining agreement.

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

The Company’s calculation of fair value of the options is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Three Months Ended
	March 31,
	2008	2007
Expected volatility	53.9% – 56.5%	46.1% – 48.1%
Weighted-average volatility	55.47%	46.83%
Expected term (in years)	2.9 – 7.3	2.9 – 7.3
Risk-free interest rate	2.44% – 3.22%	4.75% – 4.81%
Dividend yield	0.55%	—

The Company’s policy for amortizing the value of the share-based payments is a straight-line method.  The Company uses historical data regarding stock option exercise behaviors to estimate the expected life of options granted based on the period of time that options granted are expected to be outstanding.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.  The expected volatility was based on historical volatility for a period equal to the stock option’s expected life.  The expected dividend yield is based on the Company’s historical dividend payments.  The Company estimates that 5% of the options issued will be forfeited.

A summary of stock option activity under the Company’s share-based compensation plans for the three months ended March 31, 2008 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Stock Options
Outstanding at December 31, 2007	1,152,097	$10.04
Granted	126,250	36.56
Exercised	(307,313)	7.46
Forfeited or expired	—	—
Outstanding at March 31, 2008	971,034	$14.30	7.3 yrs	$32.2

Options expected to vest at March 31, 2008	356,023	$22.33	9.0 yrs	$8.9

Options exercisable at March 31, 2008	596,273	$9.26	6.3 yrs	$22.8

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2008 and 2007, was $17.46 and $7.81, respectively.  The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007, based upon the average market price during the period, was approximately $12.3 and $7.9, respectively.

The following table summarizes information about stock options outstanding at March 31, 2008:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$2.74	to	$5.49	214,665	5.3 yrs.	$3.47	214,665	$3.47
$5.50	to	$8.23	216,215	6.9 yrs.	7.82	144,083	7.80
$8.24	to	$10.98	15,000	2.2 yrs.	9.63	15,000	9.63
$10.99	to	$16.46	82,902	6.6 yrs.	13.56	79,365	13.54
$16.47	to	$38.49	442,252	8.7 yrs.	23.03	143,160	16.98

The Company granted performance shares in the amounts of 174,750 and 369,500 for the three-month periods ended March 31, 2008 and 2007, respectively.  The three-year performance periods for these 2008 and 2007 grants ends on December 31, 2010 and 2009, respectively.

The estimated pre-tax expense associated with share-based compensation for 2008 is $7.0, of which $1.8 was expensed in the first quarter.  The share-based compensation expense resulted in a $1.1 decrease in net income in the first quarter.  This share-based compensation expense taken includes expense for both nonqualified stock options and performance shares granted from the SIP.

A summary of the activity for non-vested restricted stock awards as of March 31, 2008 and changes during the three-month period is presented below.  There were no forfeitures during the period.

	Shares	Weighted Average Grant Date Fair Value
Restricted Stock Awards
Outstanding at December 31, 2007	979,988	$11.31
Granted	140,459	36.88
Vested	(317,728)	11.85
Outstanding at March 31, 2008	802,719	$15.57

Common stock compensation expense related to restricted stock awards granted under the Company’s SIP was $1.3 ($0.8 after tax) and $1.1 ($0.7 after tax) for the three-month periods ended March 31, 2008 and 2007, respectively.

As of March 31, 2008, there were $8.8 of total unrecognized compensation costs related to non-vested share-based compensation awards granted under the SIP.  Those costs are expected to be recognized over a weighted average period of 1.6 years.

6.           Long-term Debt

During 2007, the Company redeemed the entire $450.0 of outstanding 7-7/8% senior notes due in 2009, of which $225.0 was redeemed in the first quarter of 2007.  In connection with this early redemption, the Company incurred a non-cash, pre-tax charge of approximately $1.3 in the first quarter of 2007 for the write-off of unamortized debt expense.  The redemption was funded from the Company’s existing cash balances.

During 2007, the Company entered into an $850.0 five-year revolving credit facility with a syndicate of lenders.  The facility is secured by the Company’s inventory and accounts receivable and replaced two previous credit facilities totaling $700.0 which were secured separately by inventory and accounts receivable.  The new facility provides the Company with enhanced liquidity, lower costs and greater flexibility for borrowings and will be used for general corporate purposes.  The Company incurred a non-cash pre-tax charge of approximately $2.8 in the first quarter of 2007 related to the replacement of the previous revolving credit facilities.

7.           Income Taxes

Income taxes recorded through March 31, 2008 have been estimated based on year-to-date income and projected results for the full year.  The amounts recorded reflect the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes standards for the recognition and measurement of tax positions taken or expected to be taken on a tax return.

The balance of unrecognized tax benefits at December 31, 2007 was $50.9.  For the three-month period ending March 31, 2008, the unrecognized tax benefits related to tax positions taken in prior periods increased by $15.6.  This increase included $14.7 related to accrued liabilities the Company has determined may not be deductible for tax purposes until paid and $0.9 related to the impact of federal audit adjustments on state and local taxes.  The portion of the increase in unrecognized tax benefits that will affect the effective tax rate is $0.2.  For 2008, it is estimated the Company will record an additional $0.4 of unrecognized tax benefits related to tax positions likely to be taken on tax returns to be filed for the current year with no affect on the effective tax rate.

The Company recognizes interest and penalties accrued related to uncertain tax positions as a component of income tax expense. Accrued interest and penalties are included in the related tax liability line in the consolidated balance sheet.  The balance of interest and penalties at December 31, 2007 was $4.9.  For the period ended March 31, 2008, the Company recognized approximately $1.1 in interest and penalties.

Certain tax positions exist for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change within twelve months of March 31, 2008.  The Company has filed an appeal with taxing authorities to resolve a state tax issue related to the Company’s filing position for tax years prior to 2002.  The resolution of this issue, if concluded in the Company’s favor, is estimated to reduce related unrecognized tax benefits within the next twelve months by approximately $0.3 to $0.9.

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

8.           Comprehensive Income

Comprehensive income, net of tax, is as follows:

	Three Months Ended
	March 31,
	2008	2007
Net income	$101.1	$62.7
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	0.5	(0.3)
Derivative instrument hedges, mark to market:
Gains arising in period	20.2	0.3
Reclass of gains (losses) included in net income	0.8	(2.1)
Unrealized holding loss on securities	(0.7)	—
Pension and other postretirement benefit adjustment	169.4	—
Comprehensive income	$291.3	$60.6

A deferred tax rate of approximately 38.5% was applied to derivative instrument hedges, unrealized gains and losses and the pension and other postretirement benefit adjustment.

Accumulated other comprehensive income is as follows:

	March 31,	December 31,
	2008	2007
Foreign currency translation	$7.8	$7.3
Derivative instrument hedges	23.1	2.0
Unrealized gain (loss) on investments	(0.5)	0.2
Employee benefit liability	205.0	38.3
Accumulated other comprehensive income	$235.4	$47.8

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

AK Steel and its predecessors have been conducting steel manufacturing and related operations since the year 1900.  Although the Company believes its operating practices have been consistent with prevailing industry standards during this time, hazardous materials may have been released in the past at one or more operating sites or third party sites, including operating sites that the Company no longer owns.  The Company has estimated potential remediation expenditures for those sites where future remediation efforts are probable based on identified conditions, regulatory requirements or contractual obligations arising from the sale of a business or facility.  At March 31, 2008, the Company had recorded $11.2 in current accrued liabilities and $44.0 in non-current other liabilities on its condensed consolidated balance sheets for estimated probable costs relating to environmental matters.  The comparable balances recorded by the Company at December 31, 2007 were $11.1 in current accrued liabilities and $40.6 in non-current other liabilities.  In general, the material components of these accruals include the costs associated with investigations, delineations, risk assessments, remedial work, governmental response and oversight costs, site monitoring, and preparation of reports to the appropriate environmental agencies.  The ultimate costs to AK Steel with respect to each site cannot be predicted with certainty because of the evolving nature of the investigation and remediation process.  Rather, to develop the estimates of the probable costs, AK Steel must make certain assumptions.

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

As previously reported, on July 27, 2001, AK Steel received a Special Notice Letter from the EPA requesting that AK Steel agree to conduct a Remedial Investigation/Feasibility Study (“RI/FS”) and enter into an administrative order on consent pursuant to Section 122 of CERCLA regarding the former Hamilton Plant located in New Miami, Ohio.  The Hamilton Plant no longer exists.  It ceased operations in 1990, and all of its former structures have been demolished and removed.  Although AK Steel did not believe that a site-wide RI/FS was necessary or appropriate, in April 2002, it entered into a mutually agreed-upon administrative order on consent to perform such an investigation and study of the Hamilton Plant site.  The site-wide RI/FS is underway and is projected to be completed this year.  AK Steel currently has accrued $0.9 for the remaining cost of the RI/FS.  Until the RI/FS is completed, AK Steel cannot reliably estimate the additional costs, if any, associated with any potentially required remediation of the site or the timeframe during which these potential costs would be incurred.

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

On November 26, 2004, Ohio EPA issued a Notice of Violation (“NOV”) for alleged waste violations associated with an acid leak at AK Steel’s Coshocton Works.  In November 2007, Ohio EPA and AK Steel reached an agreement to resolve this NOV.  Pursuant to that agreement, AK Steel implemented an inspection program, initiated an investigation of the area where the acid leak occurred, will submit a closure plan, and upon approval from Ohio EPA, will implement that closure plan.

Also, as part of the agreement, AK Steel paid a civil penalty of twenty-eight thousand dollars and funded a supplemental environmental project in the amount of seven thousand dollars.  Until the investigation is completed and a closure plan is approved, AK Steel cannot reliably estimate the costs associated with closure or the timeframe during which the closure costs will be incurred.

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

The Company anticipates that the cost of the remaining work required under the Consent Decree will be approximately $18.0, consisting of approximately $3.2 in capital investments and $14.8 in expenses.  The Company has accrued the $14.8 for anticipated expenses associated with this project. The Company is in the process of completing work to more definitively delineate the soils and sediments which will need to be removed under the Consent Decree.  Until that process is complete, the Company cannot reliably determine whether the actual cost of the work required under the Consent Decree will exceed the amount presently accrued.  If there are additional costs, the Company does not anticipate at this time that they will have a material financial impact on the Company.  The Company cannot reliably estimate at this time the timeframe during which the accrued or potential additional costs would be incurred.

On June 26, 2002, seventeen individuals filed a purported class action against AK Steel in the United States District Court for the Southern District of Ohio, Case No. C-1-02-467.  As subsequently amended, the complaint alleges that AK Steel discriminates against African-Americans in its hiring practices and that AK Steel discriminates against all of its employees by preventing its employees from working in a racially integrated environment free from racial discrimination.  The named plaintiffs seek various forms of declaratory, injunctive and unspecified monetary relief (including back pay, front pay, lost benefits, lost seniority and punitive damages) for themselves and unsuccessful African-American candidates for employment at AK Steel.  AK Steel has answered the complaint and discovery is ongoing.  On January 19, 2007, the Court conditionally certified two subclasses of unsuccessful African-American candidates.  On June 15, 2007, AK Steel filed a motion to decertify one of those subclasses.  On January 14, 2008, AK Steel filed motions for summary judgment on all claims.  On April 9, 2008, the Court granted AK Steel’s motion for summary judgment with respect to the disparate treatment claims of four of the named plaintiffs and those claims have been dismissed with prejudice.  In addition, the claims of several other plaintiffs have been dismissed for various reasons.  There remain a total of nine plaintiffs, including seven with claims as class representatives and two with individual claims.  The other motions referred to above remain pending.  The trial of this matter has been scheduled for June 2008.  AK Steel continues to contest this matter vigorously.

Since 1990, AK Steel (or its predecessor, Armco Inc.) has been named as a defendant in numerous lawsuits alleging personal injury as a result of exposure to asbestos.  As of December 31, 2007, there were approximately 426 such lawsuits pending against AK Steel.  The great majority of these lawsuits have been filed on behalf of people who claim to have been exposed to asbestos while visiting the premises of a current or former AK Steel facility.  Approximately 40% of these premises suits arise out of claims of exposure at a facility in Houston, Texas that has been closed since 1984.  When such an asbestos lawsuit initially is filed, the complaint typically does not include a specific dollar claim for damages.  Only 135 of the 426 cases pending at December 31, 2007 in which AK Steel is a defendant include specific dollar claims for damages in the filed complaints.  Those 135 cases involve a total of almost 2,600 plaintiffs and 17,317 defendants.  In each, the complaint typically includes a monetary claim for compensatory damages and a separate monetary claim in an equal amount for punitive damages, and does not attempt to allocate the total monetary claim among the various defendants.  For example, 120 of the 135 cases involve claims of $0.2 or less, seven involve claims of between $0.2 and $5.0, five involve claims of between $5.0 and $15.0, and three involve claims of $20.0.  In each case, the amount described is per plaintiff against all of the defendants collectively.  Thus, it usually is not possible at the outset of a case to determine the specific dollar amount of a claim against AK Steel.  In fact, it usually is not even possible at the outset to determine which of the plaintiffs actually will pursue a claim against AK Steel.  Typically, that can only be determined through written interrogatories or other discovery after a case has been filed.  Thus, in a case involving multiple plaintiffs and multiple defendants, AK Steel initially only accounts for the lawsuit as one claim against it.  After AK Steel has determined through discovery whether a particular plaintiff will pursue a claim against it, it makes an appropriate adjustment to statistically account for that specific claim.  It has been AK Steel’s experience to date that only a small percentage of asbestos plaintiffs ultimately identify AK Steel as a target defendant from whom they actually seek damages and most of these claims ultimately are either dismissed or settled for a small fraction of the damages initially claimed.  Set forth below is a chart showing the number of new claims filed (accounted for as described above), the number of pending claims disposed of (i.e. settled or otherwise dismissed), and the approximate net amount of dollars paid on behalf of AK Steel in settlement of asbestos-related claims in 2007 and 2006.

	2007	2006
New Claims Filed	71	60
Claims Disposed Of	138	65
Dollars Paid in Settlements	$0.4	$0.4

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

As previously reported, on January 2, 2002, John D. West, a former employee, filed a class action in the United States District Court for the Southern District of Ohio against the AK Steel Corporation Retirement Accumulation Pension Plan, or AK RAPP, and the AK Steel Corporation Benefit Plans Administrative Committee.  Mr. West claims that the method used under the AK RAPP to determine lump sum distributions does not comply with the Employment Retirement Income Security Act of 1974 (“ERISA”) and resulted in underpayment of benefits to him and the other class members.  The District Court ruled in favor of the plaintiff class and on March 29, 2006 entered an amended final judgment against the defendants in the amount of $37.6 in damages and $7.3 in prejudgment interest, for a total of approximately $44.9, with post judgment interest accruing at the rate of 4.7% per annum until paid.  The defendants appealed to the United States Court of Appeals for the Sixth Circuit.  On April 20, 2007, a panel of the Court of Appeals issued an opinion in which it affirmed the decision of the District Court.  On August 15, 2007, the defendants filed a motion to stay the issuance of a mandate pending the filing of a petition for certiorari.  On August 28, 2007, the Court of Appeals granted the motion.  On November 16, 2007, defendants filed a petition for certiorari with the Supreme Court of the United States.  That petition remains pending.  The defendants intend to continue to contest this matter vigorously.  In the event the plaintiffs ultimately prevail in this litigation, the funds for the payments to class members pursuant to the judgment will come from the AK Steel Master Pension Trust.  The Company’s pension liability was re-measured as of April 30, 2007 to include the amount of this liability as of that date.  That amount was $47.4.  The Company’s current estimates of its future funding obligations for its pension liabilities thus include the $47.4 liability associated with this case.  As of March 31, 2008, the amount of the judgment plus total accrued interest in this case was approximately $49.4.

On December 12, 2007, two individuals filed a purported class action against AK Holding, AK Steel, Anthem Insurance Companies, Inc. (“Anthem”), and others in the United States District Court for the Southern District of Ohio, Case No. 1:07-cv-01002.  The complaint alleges that the plaintiffs are entitled to compensation arising from the demutualization of Anthem in 2001.  On March 20, 2008, AK Holding and AK Steel filed their answer to the complaint.  No trial date has been set.  AK Holding and AK Steel intend to contest this matter vigorously.

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

The Class Members were given the opportunity to object to the Settlement in writing and, if they so objected in writing, to oppose it orally at the Fairness Hearing.  A group of retirees did file objections.  The Fairness Hearing was conducted on February 12-13, 2008.  The objecting retirees were represented by counsel at the Fairness Hearing and did oppose the Settlement.  On February 21, 2008, the Court issued a written decision approving the Settlement.  The final judgment (the “Judgment”) formally approving the Settlement was entered on February 29, 2008.  The Settlement became effective on that date.  The Class Members who opposed the Settlement have filed appeals from the Judgment to the United States Court of Appeals for the Sixth Circuit, Case Nos. 08-3166 and 08-3354.  No briefs have yet been filed or hearing date set in those appeals.

Under terms of the Settlement, AK Steel has transferred to a Voluntary Employees Beneficiary Association trust (the “VEBA Trust”) all postretirement benefit obligations (the “OPEB Obligations”) owed to the Class Members under the Company’s applicable health and welfare plans and will have no further liability for any claims incurred by the Class Members after the effective date of the Settlement relating to their OPEB Obligations.  The VEBA Trust will be utilized to fund the future OPEB Obligations to the Class Members.  Under the terms of the Settlement, AK Steel was obligated to initially fund the VEBA Trust with a contribution of $468.0 in cash within two business days of the effective date of the Settlement.  AK Steel made this contribution on March 4, 2008.  AK Steel further is obligated under the Settlement to make three subsequent annual cash contributions of $65.0 each, for a total contribution of $663.0.

As noted above, Class Members who objected to the Settlement have filed an appeal from the Judgment.  The Settlement includes terms which contemplate that possibility.  During the pendency of the appeal, the VEBA Trust will continue to be responsible for the OPEB Obligations to the Class Members.  If the appeal is still pending at the time the next payment is due from AK Steel to the VEBA Trust under the terms of the Settlement, the funds which otherwise would have been paid to the VEBA Trust will be placed into an escrow account to be invested by the Trustees of the VEBA Trust.  If the Judgment is affirmed on appeal, the funds placed into the escrow account, including interest or other earnings or losses, will be paid to the VEBA Trust.  If, however, the Judgment is reversed, modified or vacated as a result of the appeal in such a way as to place the responsibility on AK Steel for payment of all of the OPEB Obligations to Class Members, then all of the monies placed into the escrow account, including interest or other earnings or losses, will revert to AK Steel. In addition, under those circumstances, the Company will be immediately designated as the sole fiduciary controlling the VEBA Trust and all assets of the VEBA Trust will be subject to, and payable in connection with, any health or welfare plans maintained and controlled by AK Steel for the benefit of any of its employees or retirees, not just the Class Members.  In the event of a reversal, modification or vacation of the Judgment that results in only part of the OPEB Obligations returning to the responsibility of AK Steel, then AK Steel will be designated as the sole fiduciary with respect to an appropriate pro-rata share of the VEBA Trust assets relative to the portion of the OPEB Obligations for which AK Steel has resumed responsibility.

Once the Settlement becomes final and no longer subject to appeal, the Company’s only remaining liability with respect to the OPEB Obligations to the Class Members will be to contribute whatever portion of the $663.0 due to the VEBA that has not yet been paid at that time.  At the time of the Fairness Hearing, the Company’s total OPEB liability for all of its retirees was approximately $2.0 billion.  Of that amount, approximately $1.0 billion was attributable to the Class Members.  Immediately following the Judgment approving the Settlement, the Company’s total OPEB liability was reduced by approximately $339.1.  This reduction in the Company’s OPEB liability will be treated as a negative plan amendment and amortized as a reduction to net periodic benefit cost over approximately eleven years.  This negative plan amendment will result in an annual net periodic benefit cost reduction of approximately $30.0 in addition to the lower interest costs associated with the lower OPEB liability.  Upon payment on March 4, 2008 of the initial $468.0 contribution by the Company to the VEBA Trust in accordance with the terms of the Settlement, the Company’s total OPEB liability was reduced further to approximately $1.1 billion.  The Company’s total OPEB liability will be further reduced by the amount of each subsequent annual $65.0 payment.  In total, it is expected that the $663.0 Settlement with the Class Members, if the Judgment is upheld on appeal, ultimately will reduce the Company’s total OPEB liability by approximately $1.0 billion.

Other than as described above, under the terms of the Settlement, the Company will have no other liability or responsibility with respect to OPEB Obligations to the Class Members.

As noted above, if the Judgment approving the Settlement is not affirmed on appeal, the result will be that the Company resumes responsibility, in whole or in part (depending upon the terms of the judicial decision reversing, vacating or modifying the Judgment) for the OPEB Obligations to some or all of the Class Members. Under such circumstances, the Company’s total OPEB liability would increase accordingly, but the Company cannot reliably project at this time the amount of that increase because it is dependent upon the specific terms of the judicial decision.  At that point, as to any such OPEB Obligations for which the Company has resumed responsibility as a result of the judicial decision, AK Steel would restart the retiree litigation and seek to judicially enforce what it continues to believe is its contractual right to unilaterally reduce, or even completely eliminate, OPEB benefits provided to any Class Members as to whom the Settlement no longer applies.

For accounting purposes, a settlement of the Company’s OPEB Obligations related to the Class Members will be deemed to have occurred when the Company makes the last $65.0 payment called for under the Agreement, assuming that there are no legal appeals pending at that time.

10.           Fair Value Measurements

The Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, (“FAS 157”), effective January 1, 2008.  Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

In determining fair value, the Company uses various valuation approaches.  The hierarchy is broken down into three levels based on the reliability of inputs as follows:

Level 1 inputs are quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.  An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.  The value of these products does not entail a significant degree of judgment.

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include:  Quoted prices for similar assets or liabilities in active markets, inputs other than quoted prices that are observable for the asset or liability, for example interest rates and yield curves observable at commonly quoted intervals or current market and contractual prices for the underlying financial instrument, as well as other relevant economic measures.

Level 3 inputs are unobservable inputs for the asset or liability.  Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The following fair value table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2008.  There were no valuations using Level 3 inputs.

	Level 1	Level 2	Total
Assets:
Available for sale investments–
Marketable equity securities (1)	$15.9	$—	$15.9
Commodity hedge contracts (2)	—	10.7	10.7
Assets measured at fair value at March 31, 2008	$15.9	$10.7	$26.6

Liabilities (3):
Foreign exchange contracts	$—	$1.6	$1.6
Commodity hedge contracts	—	0.8	0.8
Liabilities measured at fair value at March 31, 2008	$—	$2.4	$2.4

(1)	Included as part of a Rabbi Trust and is included in Other investments on the Condensed Consolidated Balance Sheet.
(2) Included in Other current assets on the Condensed consolidated Balance Sheet.
(3) Included in Accrued liabilities on the Condensed Consolidated Balance Sheet.

11.           Supplemental Guarantor Information

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

Condensed Statements of Operations
For the Three Months Ended March 31, 2008
	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi-nations	Consolidated Company

Net sales	$—	$1,658.5	$57.4	$127.9	$(52.4)	$1,791.4

Cost of products sold	—	1,408.1	49.9	103.5	(48.3)	1,513.2
Selling and administrative expenses	0.8	61.8	3.1	4.3	(13.5)	56.5
Depreciation	—	50.2	1.7	0.1	—	52.0
Total operating costs	0.8	1,520.1	54.7	107.9	(61.8)	1,621.7

Operating profit (loss)	(0.8)	138.4	2.7	20.0	9.4	169.7

Interest expense	—	11.7	—	—	—	11.7
Other income (expense)	—	(4.0)	3.7	13.1	(7.3)	5.5

Income (loss) before income taxes	(0.8)	122.7	6.4	33.1	2.1	163.5

Income tax provision (benefit)	(0.3)	52.2	2.3	10.9	(2.7)	62.4
Income (loss) from continuing operations	(0.5)	70.5	4.1	22.2	4.8	101.1
Equity in net income of subsidiaries	101.6	31.1	—	—	(132.7)	—

Net income (loss)	$101.1	$101.6	$4.1	$22.2	$(127.9)	$101.1

Condensed Statements of Operations
For the Three Months Ended March 31, 2007

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi- nations	Consolidated Company

Net sales	$—	$1,628.3	$64.7	$93.4	$(66.5)	$1,719.9

Cost of products sold	—	1,389.6	56.3	63.3	(28.3)	1,480.9
Selling and administrative expenses	0.6	59.8	3.0	3.6	(12.9)	54.1
Depreciation	—	48.0	1.7	0.1	—	49.8
Pension curtailment charge	—	15.1	—	—	—	15.1
Total operating costs	0.6	1,512.5	61.0	67.0	(41.2)	1,599.9

Operating profit (loss)	(0.6)	115.8	3.7	26.4	(25.3)	120.0

Interest expense	—	24.1	—	1.3	(0.8)	24.6
Other income (expense)	—	(13.3)	—	8.5	8.9	4.1

Income (loss) before income taxes	(0.6)	78.4	3.7	33.6	(15.6)	99.5

Income tax provision	—	35.7	—	1.1	—	36.8
Income (loss) from continuing operations	(0.6)	42.7	3.7	32.5	(15.6)	62.7
Equity in net income of subsidiaries	63.3	20.6	—	—	(83.9)	—

Net income (loss)	$62.7	$63.3	$3.7	$32.5	$(99.5)	$62.7

Condensed Balance Sheets
As of March 31, 2008

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi- nations	Consolidated Company

ASSETS
Current Assets:
Cash and cash equivalents	$—	$261.6	$—	$10.7	$—	$272.3
Accounts receivable, net	—	652.4	27.0	77.3	(0.9)	755.8
Inventories, net	—	717.0	24.0	82.9	(42.2)	781.7
Deferred tax asset	—	358.8	—	—	—	358.8
Other current assets	0.3	41.2	0.5	0.6	—	42.6
Total Current Assets	0.3	2,031.0	51.5	171.5	(43.1)	2,211.2

Property, Plant and Equipment	—	5,059.7	87.6	12.5	—	5,159.8
Less accumulated depreciation	—	(3,071.9)	(36.0)	(9.2)	—	(3,117.1)
Property, Plant and Equipment, Net	—	1,987.8	51.6	3.3	—	2,042.7

Other Assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	—	55.6
Investment in affiliates	(856.7)	587.9	40.1	900.5	(671.8)	—
Inter-company accounts	2,279.4	(2,286.2)	(56.1)	(303.8)	366.7	—
Other investments	—	20.1	—	22.2	—	42.3
Goodwill	—	(0.1)	32.9	4.3	—	37.1
Other intangible assets	—	—	0.3	—	—	0.3
Deferred tax asset	—	356.0	—	—	—	356.0
Other assets	—	18.6	—	(0.1)	—	18.5
TOTAL ASSETS	$1,423.0	$2,715.1	$175.9	$797.9	$(348.2)	$4,763.7

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	—	737.0	7.8	12.2	(0.9)	756.1
Accrued liabilities	—	192.2	2.8	9.4	—	204.4
Current portion of long-term debt	—	12.8	—	—	—	12.8
Pension and other postretirement
benefit obligations	—	159.7	—	—	—	159.7
Total Current Liabilities	—	1,101.7	10.6	21.6	(0.9)	1,133.0

Non-current Liabilities:
Long-term debt	—	652.5	—	—	—	652.5
Pension and other postretirement
benefit obligations	—	1,646.3	1.1	—	—	1,647.4
Other liabilities	—	171.3	—	3.0	2.3	176.6
Total Non-current Liabilities	—	2,470.1	1.1	3.0	2.3	2,476.5
TOTAL LIABILITIES	—	3,571.8	11.7	24.6	1.4	3,609.5

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	1,423.0	(856.7)	164.2	773.3	(349.6)	1,154.2
TOTAL LIABILITIES AND EQUITY	$1,423.0	$2,715.1	$175.9	$797.9	$(348.2)	$4,763.7

Condensed Balance Sheets
As of December 31, 2007

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi- nations	Consolidated Company

ASSETS
Current Assets:
Cash and cash equivalents	$—	$699.0	$—	$14.6	$—	$713.6
Accounts receivable, net	—	582.2	25.3	69.0	(1.5)	675.0
Inventories, net	—	597.7	19.6	68.4	(38.9)	646.8
Deferred tax asset	—	357.6	—	—	—	357.6
Other current assets	0.2	32.9	0.3	0.4	—	33.8
Total Current Assets	0.2	2,269.4	45.2	152.4	(40.4)	2,426.8

Property, Plant and Equipment	—	5,031.5	87.2	12.4	—	5,131.1
Less accumulated depreciation	—	(3,021.8)	(34.3)	(9.1)	—	(3,065.2)
Property, Plant and Equipment, Net	—	2,009.7	52.9	3.3	—	2,065.9

Other Assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	—	55.6
Investments in affiliates	(930.6)	930.6	40.1	879.4	(919.5)	—
Inter-company accounts	1,805.1	(2,446.6)	(54.9)	(284.2)	980.6	—
Other investments	—	21.1	—	21.8	—	42.9
Goodwill	—	—	32.9	4.2	—	37.1
Other intangible assets	—	—	0.3	—	—	0.3
Deferred tax asset	—	549.5	—	—	—	549.5
Other assets	—	19.1	—	0.2	—	19.3
TOTAL ASSETS	$874.7	$3,352.8	$172.1	$777.1	$20.7	$5,197.4

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	—	570.2	6.3	13.2	(1.5)	588.2
Accrued liabilities	—	199.1	3.3	11.6	—	214.0
Current portion of long-term debt	—	12.7	—	—	—	12.7
Pension and other postretirement
benefit obligations	—	158.0	—	—	—	158.0
Total Current Liabilities	—	940.0	9.6	24.8	(1.5)	972.9

Non-current Liabilities:
Long-term debt	—	652.7	—	—	—	652.7
Pension and other postretirement
benefit obligations	—	2,536.2	1.0	—	—	2,537.2
Other liabilities	—	154.5	—	3.0	2.4	159.9
Total Non-current Liabilities	—	3,343.4	1.0	3.0	2.4	3,349.8
TOTAL LIABILITIES	—	4,283.4	10.6	27.8	0.9	4,322.7

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	874.7	(930.6)	161.5	749.3	19.8	874.7
TOTAL LIABILITIES AND EQUITY	$874.7	$3,352.8	$172.1	$777.1	$20.7	$5,197.4

Condensed Statements of Cash Flows
For the Three Months Ended March 31, 2008

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi- nations	Consolidated Company
Net cash flow from operating activities	$(0.4)	$(404.6)	$0.9	$(4.0)	$7.9	$(400.2)

Cash flows from investing activities:
Capital investments	—	(35.7)	(0.8)	(0.1)	—	(36.6)
Other	—	0.1	0.1	(0.1)	—	0.1
Net cash flow from investing activities	—	(35.6)	(0.7)	(0.2)	—	(36.5)

Cash flows from financing activities:
Principal payments on long-term debt	—	(0.1)	—	—	—	(0.1)
Proceeds from exercise of stock options	2.3	—	—	—	—	2.3
Purchase of treasury stock	(9.1)	—	—	—	—	(9.1)
Common stock dividends paid	(5.6)	—	(3.6)	(3.8)	7.4	(5.6)
Excess tax benefits from stock-based
transactions	—	7.3	—	—	—	7.3
Inter-company activity	12.8	(4.5)	3.5	3.5	(15.3)	—
Other	—	0.1	(0.1)	0.6	—	0.6
Net cash flow from financing activities	0.4	2.8	(0.2)	0.3	(7.9)	(4.6)
Net increase (decrease)	—	(434.7)	—	(3.9)	—	(441.3)

Cash and equivalents, beginning of period	—	699.0	—	14.6	—	713.6
Cash and equivalents, end of period	$—	$261.6	$—	$10.7	$—	$272.3

Condensed Statements of Cash Flows
For the Three Months Ended March 31, 2007

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Elimi- nations	Consolidated Company
Net cash flow from operating activities	$3.1	$(618.5)	$(1.0)	$629.1	$(17.3)	$(4.6)

Cash flows from investing activities:
Capital investments	—	(14.7)	(0.6)	(0.1)	—	(15.4)
Restricted cash to collateralize
letter of credit	—	12.6	—	—	—	12.6
Proceeds from draw on restricted funds
for emission control expenditures	—	0.3	—	—	—	0.3
Other	—	0.6	—	—	—	0.6
Net cash flow from investing activities	—	(1.2)	(0.6)	(0.1)	—	(1.9)

Cash flows from financing activities:
Principal payments on long-term debt	—	(225.0)	—	—	—	(225.0)
Proceeds from exercise of stock options	3.5	—	—	—	—	3.5
Purchase of treasury stock	(1.4)	—	—	—	—	(1.4)
Inter-company activity	(5.2)	611.4	7.0	(630.2)	17.0	—
Excess tax benefits from stock-based
transactions	—	2.9	—	—	—	2.9
Fees related to new credit facility	—	(2.6)	—	—	—	(2.6)
Other	—	(0.5)	—	—	0.3	(0.2)
Net cash flow from financing activities	(3.1)	386.2	7.0	(630.2)	17.3	(222.8)
Net increase (decrease)	—	(233.5)	5.4	(1.2)	—	(229.3)

Cash and equivalents, beginning of period	—	510.5	—	8.9	—	519.4
Cash and equivalents, end of period	$—	$277.0	$5.4	$7.7	$—	$290.1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(dollars in millions, except per share and per ton data)

Results of Operations

The Company’s operations consist of seven steelmaking and finishing plants located in Indiana, Kentucky, Ohio and Pennsylvania that produce flat-rolled carbon steels, including premium quality coated, cold-rolled and hot-rolled products, and specialty stainless and electrical steels that are sold in slab, hot band, and sheet and strip form.  The Company’s operations also include AK Tube LLC, which further finishes flat-rolled carbon and stainless steel at two tube plants located in Ohio and Indiana into welded steel tubing used in the automotive, large truck and construction markets.  In addition, the Company’s operations include European trading companies that buy and sell steel, steel products and other materials.

Steel shipments for the three months ended March 31, 2008 and 2007 were 1,578,400 tons and 1,596,200 tons, respectively.  For the three months ended March 31, 2008, value-added products comprised 81.3% of total shipments, up slightly from 81.0% reported in the first three months of 2007.  The decline in stainless/electrical shipments is principally attributable to reduced demand for stainless steel products due to weaker appliance and automotive demand and reduced demand for lower-end electrical steel products utilized in the housing market.  However, demand for higher-end electrical steel products remains strong.  The increase in coated shipments is primarily related to increased shipments of aluminized and electrogalvanized products as a result of increased customer demand for these products.  This change is the result of the Company continuing to focus on maximizing product profitability based on current market demand, including taking advantage of the currently strong spot market.  The following presents net shipments by product line:

	For the Three Months Ended March 31,
(tons in thousands)	2008		2007
Stainless / electrical	237.1	15.0%	276.0	17.3%
Coated	706.3	44.7%	667.5	41.8%
Cold-rolled	307.0	19.5%	309.3	19.4%
Tubular	33.4	2.1%	39.9	2.5%
Subtotal value-added shipments	1,283.8	81.3%	1,292.7	81.0%

Hot-rolled	237.7	15.1%	235.0	14.7%
Secondary	56.9	3.6%	68.5	4.3%
Subtotal non value-added shipments	294.6	18.7%	303.5	19.0%

Total shipments	1,578.4	100.0%	1,596.2	100.0%

For the quarter ended March 31, 2008, net sales were $1,791.4, reflecting a 4% increase from the $1,719.9 reported for the corresponding period in 2007.  This represents the second highest quarterly sales level in the Company’s history.  The Company’s average steel selling price increased from $1,078 per ton in the first three months of 2007 to a record $1,135 per ton in the first three months of 2008.  The increases in net sales and average selling price were the result of higher contract sales prices, higher surcharges and higher spot market prices.

Selling and administrative expense for the first quarter of 2008 was $56.5 versus $54.1 for the same period of 2007.  The increase is due primarily to increased compensation and benefits.  Depreciation expense was $52.0 for the first quarter of 2008, slightly higher than the $49.8 for the first quarter of 2007.  The increase reflects the impact of the various capital investments in 2007 primarily related to the expansion of the Company’s high-end electrical steel product capabilities.

For the first quarter of 2008, the Company recorded an operating profit of $169.7, or $108 per ton, compared to operating profit of $120.0, or $75 per ton, in the first quarter of 2007.  The year-over-year improvement was the result of multiple factors.  With respect to revenue, these factors principally included higher contract and spot market pricing for the Company’s carbon, stainless and electrical products.  With respect to costs, these factors principally included increased raw material and energy costs, including scrap, iron ore, coating metals, purchased carbon slabs and natural gas.  As a result of these increased costs for raw materials and energy, the Company’s LIFO charge increased to $59.4 for the three months ending March 31, 2008, as compared to $48.5 for the three months ended March 31, 2007.  These increased costs were partially offset by lower total employment costs in the first quarter of 2008 versus the first quarter of 2007 as the result of new labor agreements – principally the new labor agreement reached in mid-March of 2007 with the International Association of Machinists (“IAM”) with respect to the represented employees at Middletown Works.  That agreement resulted in lower, more competitive labor costs.  Because that agreement was not ratified until nearly the end of the first quarter of 2007, the Company did not realize much of the benefit of those lower costs during that quarter, but did benefit from those lower costs for the full first quarter of 2008.

Also in the first quarter of 2007, the Company incurred a non-cash pension benefit curtailment charge of $15.1 in connection with a new labor agreement with the represented employees at the Company’s Mansfield Works and there was no similar charge in the first quarter of 2008.  In addition to the lower costs from these labor agreements, the Company also has benefited from the settlement of the litigation with a class of retirees at Middletown Works concerning retiree healthcare benefits.  That settlement was approved by the court and became effective February 29, 2008.  See discussion of “Middletown Works Retiree Healthcare Benefits Litigation” in Item 1, Note 9, above.  This settlement has lowered the Company’s net periodic benefit cost for Other Postretirement Benefits and, subject to the judgment approving the settlement being affirmed on appeal, it will continue to do so on an ongoing basis.  The net periodic benefit cost will be lower as a result of the $339.1 negative plan amendment which will be amortized over approximately eleven years and the lower interest cost associated with the lower obligation.  This settlement lowered net periodic benefit cost in the first quarter of 2008 by approximately $6.5 and will lower this cost by approximately $58.9 ratably over the remainder of the year.

The Company experienced an unplanned outage at its Ashland Works blast furnace late in the third quarter of 2007 that continued into the fourth quarter 2007.  In the first quarter of 2008, the Company recorded a reduction to cost of sales and a corresponding accounts receivable insurance recovery of $6.0, in addition to $34.0 recorded in 2007, for a total of $40.0 in direct costs associated with the blast furnace outage.  Of this amount, $15.0 was received in 2007, reducing the amount of the account receivable to $25.0.  This amount is expected to be received during 2008.

For the first quarter of 2008, the Company’s interest expense was $11.7, a decrease of $12.9 over the same period in 2007 reflecting the benefit of the $225.0 early redemption in the first quarter of 2007 of the Company’s $450.0 senior notes that were due in 2009.  There were also redemptions in the second and third quarters of 2007 for $75.0 and $150.0, respectively.

Income taxes recorded for the year 2008 have been estimated at approximately 38% based on year-to-date income and projected results for the full year.  The final effective tax rate to be applied to 2008 will depend on the actual amount of taxable income generated by the Company for the full year.

The Company’s net income in the three months ended March 31, 2008 was $101.1, or $0.90 per diluted share, compared to $62.7, or $0.56 per diluted share, in the first quarter of 2007.  The favorable performance was the result of the items discussed above.

Outlook

All of the statements in this “Outlook” section are subject to, and qualified by, the cautionary information set forth under the heading “Forward-Looking Statements.”

The Company expects improved second quarter earnings as compared to the first quarter of 2008.  The principal reasons for this expected continued improvement are anticipated higher shipments and higher revenue from increased selling prices, primarily in the spot market.  These improvements are expected to be partially offset by higher raw material and energy input costs, including with respect to iron ore, scrap, chrome and natural gas.  In addition, the Company expects planned maintenance costs to be approximately $40.0 higher in the second quarter, primarily the result of a planned eighteen-day Middletown Works blast furnace outage which was completed in late April 2008.  Additional details with respect to expectations for the second quarter are set forth below, but overall, the Company is currently forecasting an operating profit for the second quarter of 2008 of approximately $125 per ton.

Shipments for the second quarter of 2008 are expected to increase by about 8% compared to the first quarter of 2008 to an estimated 1,700,000 tons.  In addition, the Company anticipates record average selling prices for its products in the second quarter, with an expected increase of approximately $100 per ton compared to the first quarter of 2008.  The increase in average selling price is primarily being driven by increased carbon spot market prices.  The Company announced eight spot market price increases since the beginning of 2008, but the full benefit of those increased prices will not be realized until the second quarter.  Those price increases were driven principally by continued strong demand for the Company’s products, in particular its carbon steel products.  They also are being driven by the need to recover unprecedented increases in steelmaking inputs, including in particular iron ore and scrap, which have been announced recently.  Surcharges associated with this continued rise in raw material input costs also are expected to increase in the second quarter.  As a result of the anticipated higher shipments, record average selling prices and increased surcharges, the Company expects record quarterly revenues for the second quarter of 2008.

Liquidity and Capital Resources

At March 31, 2008, the Company had total liquidity of $951.7 consisting of $272.3 of cash and cash equivalents and $679.4 of availability under the Company’s $850.0 five-year revolving credit facility.  At March 31, 2008, there were no outstanding borrowings under the credit facility; however, availability was reduced by $170.6 due to outstanding letters of credit.  Availability under the credit facility fluctuates monthly based on the varying levels of eligible collateral.  It is secured by the Company’s inventory and accounts receivable.

Cash used by operations totaled $400.2 for the three months ended March 31, 2008.  The primary source of cash was net income from the Company’s operating activities.  This was offset by the Company’s uses of cash in the first quarter of 2008 related to the Company’s $468.0 Middletown Works retirees VEBA contribution and a $75.0 early pension contribution, as described in more detail below, along with a $36.6 increase in the Company’s working capital.  The increase in working capital resulted from higher accounts receivable associated with the higher quarterly revenues and inventories in preparation for a planned eighteen-day blast furnace outage at the Company’s Middletown Works in the second quarter, but was offset by higher accounts payable related to an increase in raw materials costs.

During the first quarter of 2008, the Company made an early pension contribution of $75.0.  The Company also has announced plans to make an additional early pension contribution of $75.0 by the end of the second quarter of 2008.  That additional contribution is expected to fully satisfy the Company’s pension contribution obligation for 2008 and will increase its total pension contributions since 2005 to $759.0.  Currently, the Company estimates required pension contributions for 2009 and 2010 each to be in the range of $170.0 to $180.0.  The calculation of estimated future pension contributions requires the use of assumptions concerning future events.  The most significant of these assumptions relate to future investment performance of the pension funds, actuarial data relating to plan participants and the benchmark interest rate used to discount future benefits to their present value. Because of the variability of factors underlying these assumptions, including the possibility of future pension legislation, the reliability of estimated future pension contributions decreases as the length of time until the contributions must be made increases.

In the first quarter of 2008, the Company reached a settlement with the Middletown Works retirees that requires the Company to make a total of $663.0 in payments to a VEBA trust.  The Company made the initial contribution of $468.0 in March 2008 and is required to make three subsequent annual payments of $65.0.  During the three months ended March 31, 2008, net cash used by investing activities totaled $36.5, primarily from capital investments.  Capital spending for the year 2008 is expected to total approximately $200.0.

During the first quarter of 2008, cash used by financing activities totaled $4.6, primarily the result of common stock dividends paid of $5.6 and purchase of treasury stock of $9.1, partially offset by excess tax benefits from stock-based compensation of $7.3 and proceeds from the exercise of stock options of $2.3.

On March 24, 2008, the Company’s Board of Directors approved a 20-year supply contract with SunCoke Energy, Inc. (“SunCoke”) to provide the Company with metallurgical-grade coke and electrical power.  The coke and power will come from a new facility to be constructed, owned and operated by SunCoke adjacent to the Company’s Middletown Works.  The proposed new facility will produce about 550,000 tons of coke and 50 megawatts of electrical power annually.  The anticipated cost to build the facility is approximately $340.0.  Under the agreement, the Company will purchase all of the coke and electrical power generated from the new plant for at least 20 years, helping the Company achieve its goal of more fully integrating its raw material supply and providing about 25% of the power requirements of Middletown Works.  The agreement is contingent upon, among other conditions, SunCoke receiving all necessary local, state and federal approvals and permits, as well as available economic incentives, to build and operate the proposed new facility.  There are no plans to idle any existing cokemaking capacity if the proposed SunCoke project is consummated.

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

As discussed in its Annual Report on Form 10-K for the year ended December 31, 2007, the Company cautions readers that such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management.  See “Risk Factors” in Part II, Item 1A of this report and in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2007.

Except as required by law, the Company disclaims any obligation to update any forward-looking statements to reflect future developments of events.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk.

In the ordinary course of business, the Company is exposed to market risk for price fluctuations of raw materials and energy sources.  In 2008, the prices of raw materials and energy, including iron ore, scrap, chrome, aluminum and natural gas, have increased significantly and these items remain volatile.  The amount of increases in natural gas and raw material costs which the Company will be able to pass on to its customers in the form of a surcharge or increased pricing is uncertain.

The Company uses cash settled commodity price swaps and/or options to hedge the market risk associated with the purchase of certain of its raw materials and energy requirements.  Such hedges routinely are used with respect to a portion of the Company’s  natural gas and nickel requirements and are sometimes used with respect to its aluminum and zinc requirements.  The Company’s hedging strategy is designed to protect it against normal volatility.  However, abnormal price increases in any of these commodity markets could negatively impact operating costs.  Gains and losses from the use of these instruments are deferred in accumulated other comprehensive income on the condensed consolidated balance sheets and recognized into cost of products sold in the same period as the underlying transaction.  At March 31, 2008, accumulated other comprehensive income included $23.1 in unrealized gains, net of tax, for the fair value of these derivative instruments.  The following table presents the negative effect on pretax income of a hypothetical change in the fair value of derivative instruments outstanding at March 31, 2008, due to an assumed 10% and 25% decrease in the market price of each of the indicated commodities.

Commodity Derivative	10% Decrease	25% Decrease
Natural Gas	$6.5	$16.5
Nickel	0.5	1.2

Because these instruments are structured and used as hedges, these hypothetical losses would be offset by the benefit of lower prices paid for the physical commodity.  The Company currently does not enter into swap or option contracts for trading purposes.

The Company is also subject to risks of exchange rate fluctuations on a small portion of inter-company receivables that are denominated in foreign currencies.  The Company occasionally uses forward currency contracts to manage exposures to certain of these currency price fluctuations.  At March 31, 2008, the Company had outstanding forward currency contracts with a total notional value of $33.5 for the sale of euros.  Based on the contracts outstanding at March 31, 2008, a 10% increase in the dollar to euro exchange rate would result in a $3.3 pretax loss in the value of these contracts, which would offset the income benefit of a more favorable exchange rate.

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

The following are updates to the Company’s descriptions of pending legal proceedings and environmental matters reported in its Annual Report on Form 10-K for the calendar year 2007:

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

The Company anticipates that the cost of the remaining work required under the Consent Decree will be approximately $18.0, consisting of approximately $3.2 in capital investments and $14.8 in expenses.  The Company has accrued the $14.8 for anticipated expenses associated with this project.  The Company is in the process of completing work to more definitively delineate the soils and sediments which will need to be removed under the Consent Decree.  Until that process is complete, the Company cannot reliably determine whether the actual cost of the work required under the Consent Decree will exceed the amount presently accrued.  If there are additional costs, the Company does not anticipate at this time that they will have a material financial impact on the Company.  The Company cannot reliably estimate at this time the timeframe during which the accrued or potential additional costs would be incurred.

On June 26, 2002, seventeen individuals filed a purported class action against AK Steel in the United States District Court for the Southern District of Ohio, Case No. C-1-02-467.  As subsequently amended, the complaint alleges that AK Steel discriminates against African-Americans in its hiring practices and that AK Steel discriminates against all of its employees by preventing its employees from working in a racially integrated environment free from racial discrimination.  The named plaintiffs seek various forms of declaratory, injunctive and unspecified monetary relief (including back pay, front pay, lost benefits, lost seniority and punitive damages) for themselves and unsuccessful African-American candidates for employment at AK Steel.  AK Steel has answered the complaint and discovery is ongoing.  On January 19, 2007, the Court conditionally certified two subclasses of unsuccessful African-American candidates.  On June 15, 2007, AK Steel filed a motion to decertify one of those subclasses.  On January 14, 2008, AK Steel filed motions for summary judgment on all claims.  On April 9, 2008, the Court granted AK Steel’s motion for summary judgment with respect to the disparate treatment claims of four of the named plaintiffs and those claims have been dismissed with prejudice.  In addition, the claims of several other plaintiffs have been dismissed for various reasons.  There remain a total of nine plaintiffs, including seven with claims as class representatives and two with individual claims.  The other motions referred to above remain pending.  The trial of this matter has been scheduled for June 2008.  AK Steel continues to contest this matter vigorously.

As previously reported, on January 2, 2002, John D. West, a former employee, filed a class action in the United States District Court for the Southern District of Ohio against the AK Steel Corporation Retirement Accumulation Pension Plan, or AK RAPP, and the AK Steel Corporation Benefit Plans Administrative Committee.  Mr. West claims that the method used under the AK RAPP to determine lump sum distributions does not comply with the Employment Retirement Income Security Act of 1974 (“ERISA”) and resulted in underpayment of benefits to him and the other class members.  The District Court ruled in favor of the plaintiff class and on March 29, 2006 entered an amended final judgment against the defendants in the amount of $37.6 in damages and $7.3 in prejudgment interest, for a total of approximately $44.9, with post judgment interest accruing at the rate of 4.7% per annum until paid.  The defendants appealed to the United States Court of Appeals for the Sixth Circuit.  On April 20, 2007, a panel of the Court of Appeals issued an opinion in which it affirmed the decision of the District Court.  On August 15, 2007, the defendants filed a motion to stay the issuance of a mandate pending the filing of a petition for certiorari.  On August 28, 2007, the Court of Appeals granted the motion.  On November 16, 2007, defendants filed a petition for certiorari with the Supreme Court of the United States.  That petition remains pending.  The defendants intend to continue to contest this matter vigorously.  In the event the plaintiffs ultimately prevail in this litigation, the funds for the payments to class members pursuant to the judgment will come from the AK Steel Master Pension Trust.  The Company’s pension liability was re-measured as of April 30, 2007 to include the amount of this liability as of that date.  That amount was $47.4.  The Company’s current estimates of its future funding obligations for its pension liabilities thus include the $47.4 liability associated with this case.  As of March 31, 2008, the amount of the judgment plus total accrued interest in this case was approximately $49.4.  See discussion of future pension funding obligations in Part I, Item 2, Liquidity and Capital Resources.

On December 12, 2007, two individuals filed a purported class action against AK Holding, AK Steel, Anthem Insurance Companies, Inc. (“Anthem”), and others in the United States District Court for the Southern District of Ohio, Case No. 1:07-cv-01002.  The complaint alleges that the plaintiffs are entitled to compensation arising from the demutualization of Anthem in 2001.  On March 20, 2008, AK Holding and AK Steel filed their answer to the complaint.  No trial date has been set.  AK Holding and AK Steel intend to contest this matter vigorously.

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

The Settlement was subject to approval by the Court.  On October 25, 2007, the parties filed a joint motion asking the Court to approve the Settlement.  On November 1, 2007, an order was issued by the Court granting the plaintiffs’ renewed motion for class certification. On November 2, 2007, the Court issued an order giving preliminary approval of the Settlement and scheduled a hearing (the “Fairness Hearing”) on final approval of the Settlement beginning on February 12, 2008.  In November 2007, notice of the Settlement was sent to all retirees or their surviving spouses who would be covered by the terms of the Settlement (hereinafter referred to collectively as the “Class Members”).  Between the time the original notification of the benefit changes was sent on June 1, 2006 and the time that membership in the class was determined, the number of Class Members had increased to approximately 4,870.  With dependents of the Class Members, the total number of persons covered by the Settlement is approximately 8,300.  The Class Members were given the opportunity to object to the Settlement in writing and, if they so objected in writing, to oppose it orally at the Fairness Hearing.  A group of retirees did file objections.  The Fairness Hearing was conducted on February 12-13, 2008.  The objecting retirees were represented by counsel at the Fairness Hearing and did oppose the Settlement.  On February 21, 2008, the Court issued a written decision approving the Settlement.  The final judgment (the “Judgment”) formally approving the Settlement was entered on February 29, 2008.  The Settlement became effective on that date.  The Class Members who opposed the Settlement have filed appeals from the Judgment to the United States Court of Appeals for the Sixth Circuit, Case Nos. 08-3166 and 08-3354.  No briefs have yet been filed or hearing date set in those appeals.

Under terms of the Settlement, AK Steel has transferred to a Voluntary Employees Beneficiary Association trust (the “VEBA Trust”) all postretirement benefit obligations (the “OPEB Obligations”) owed to the Class Members under the Company’s applicable health and welfare plans and will have no further liability for any claims incurred by the Class Members after the effective date of the Settlement relating to their OPEB Obligations.  The VEBA Trust will be utilized to fund the future OPEB Obligations to the Class Members.  Under the terms of the Settlement, AK Steel was obligated to initially fund the VEBA Trust with a contribution of $468.0 in cash within two business days of the effective date of the Settlement.  AK Steel made this contribution on March 4, 2008.  AK Steel further is obligated under the Settlement to make three subsequent annual cash contributions of $65.0 each, for a total contribution of $663.0.

As noted above, Class Members who objected to the Settlement have filed an appeal from the Judgment.  The Settlement includes terms which contemplate that possibility.  During the pendency of the appeal, the VEBA Trust will continue to be responsible for the OPEB Obligations to the Class Members.  If the appeal is still pending at the time the next payment is due from AK Steel to the VEBA Trust under the terms of the Settlement, the funds which otherwise would have been paid to the VEBA Trust will be placed into an escrow account to be invested by the Trustees of the VEBA Trust.  If the Judgment is affirmed on appeal, the funds placed into the escrow account, including interest or other earnings or losses, will be paid to the VEBA Trust.  If, however, the Judgment is reversed, modified or vacated as a result of the appeal in such a way as to place the responsibility on AK Steel for payment of all of the OPEB Obligations to Class Members, then all of the monies placed into the escrow account, including interest or other earnings or losses, will revert to AK Steel. In addition, under those circumstances, the Company will be immediately designated as the sole fiduciary controlling the VEBA Trust and all assets of the VEBA Trust will be subject to, and payable in connection with, any health or welfare plans maintained and controlled by AK Steel for the benefit of any of its employees or retirees, not just the Class Members.  In the event of a reversal, modification or vacation of the Judgment that results in only part of the OPEB Obligations returning to the responsibility of AK Steel, then AK Steel will be designated as the sole fiduciary with respect to an appropriate pro-rata share of the VEBA Trust assets relative to the portion of the OPEB Obligations for which AK Steel has resumed responsibility.

Once the Settlement becomes final and no longer subject to appeal, the Company’s only remaining liability with respect to the OPEB Obligations to the Class Members will be to contribute whatever portion of the $663.0 due to the VEBA that has not yet been paid at that time.  At the time of the Fairness Hearing, the Company’s total OPEB liability for all of its retirees was approximately $2.0 billion.  Of that amount, approximately $1.0 billion was attributable to the Class Members.  Immediately following the Judgment approving the Settlement, the Company’s total OPEB liability was reduced by approximately $339.1.  This reduction in the Company’s OPEB liability will be treated as a negative plan amendment and amortized as a reduction to net periodic benefit cost over approximately eleven years.  This negative plan amendment will result in an annual net periodic benefit cost reduction of approximately $30.0 in addition to the lower interest costs associated with the lower OPEB liability.  Upon payment on March 4, 2008 of the initial $468.0 contribution by the Company to the VEBA Trust in accordance with the terms of the Settlement, the Company’s total OPEB liability was reduced further to approximately $1.1 billion.  The Company’s total OPEB liability will be further reduced by the amount of each subsequent annual $65.0 payment.  In total, it is expected that the $663.0 Settlement with the Class Members, if the Judgment is upheld on appeal, ultimately will reduce the Company’s total OPEB liability by approximately $1.0 billion.

Other than as described above, under the terms of the Settlement, the Company will have no other liability or responsibility with respect to OPEB Obligations to the Class Members.

As noted above, if the Judgment approving the Settlement is not affirmed on appeal, the result will be that the Company resumes responsibility, in whole or in part (depending upon the terms of the judicial decision reversing, vacating or modifying the Judgment) for the OPEB Obligations to some or all of the Class Members. Under such circumstances, the Company’s total OPEB liability would increase accordingly, but the Company cannot reliably project at this time the amount of that increase because it is dependent upon the specific terms of the judicial decision.  At that point, as to any such OPEB Obligations for which the Company has resumed responsibility as a result of the judicial decision, AK Steel would restart the retiree litigation and seek to judicially enforce what it continues to believe is its contractual right to unilaterally reduce, or even completely eliminate, OPEB benefits provided to any Class Members as to whom the Settlement no longer applies.

For accounting purposes, a settlement of the Company’s OPEB Obligations related to the Class Members will be deemed to have occurred when the Company makes the last $65.0 payment called for under the Agreement, assuming that there are no legal appeals pending at that time.

Item 1A.	Risk Factors.

The Company cautions readers that its business activities involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management.  There were no updates to the Company’s descriptions of risk factors reported in its Annual Report on Form 10-K for the calendar year 2007.

Item 2.	Unregistered Sales of Securities and Use of Proceeds.

There were no unregistered sales of equity securities in the quarter ended March 31, 2008.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
January 1 through 31, 2008	244,878	$36.86	0
February 1 through 29, 2008	—	—	0
March 1 through 31, 2008	4,452	53.84	0
Total	249,330	$36.16	0	$46.4

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

The payment of cash dividends is subject to a restrictive covenant contained in the instruments governing most of the Company’s outstanding senior debt.  The covenant allows the payment of dividends, if declared by the Board of Directors, and the redemption or purchase of shares of its outstanding capital stock, subject to a formula that reflects cumulative net earnings.  Prior to 2007 and since 2001, as a result of cumulative losses recorded over several years, the Company was not permitted under the formula to pay a cash dividend on its common stock.  During the third quarter of 2007, the cumulative losses calculated under the formula were eliminated due to the improved financial performance of the Company.  Accordingly, a cash dividend is now permissible under the senior debt covenants.  Restrictive covenants also are contained in the instruments governing the Company’s $850.0 asset-based revolving credit facility.  Under the credit facility covenants, dividends are not restricted unless availability falls below $150.0, at which point dividends would be limited to $12.0 annually.  Currently, the availability under the asset-based revolving credit facility significantly exceeds $150.0.  Accordingly, currently none of the covenants restrict the Company’s ability to declare and pay a dividend to its shareholders.

On January 22, 2008, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock, payable on March 10, 2008, to shareholders of record on February 15, 2008.  Also, on April 22, 2008, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock, payable on June 10, 2008, to shareholders of record on May 16, 2008.

The Company made no open market purchases of any of its equity securities during the first quarter of 2008.  In April 2000, the Board of Directors authorized the Company to repurchase, from time to time, up to $100.0 of its outstanding equity securities.  Through September 2002, the Company expended $53.6 to purchase 3,702,600 shares of its common stock and all of the outstanding shares of its $3.625 cumulative convertible preferred stock after declaring and paying all current and accrued dividends then outstanding.  The Company’s ability to purchase shares under this authorization is subject to the same debt covenant discussed above that can restrict dividend payments.  Beginning in 2002 and continuing until the third quarter of 2007, the Company was not permitted as a result of this restrictive covenant to repurchase further shares under the April 2000 authorization.  Since the third quarter of 2007, the Company could again repurchase shares, but has not yet done so and will announce its intent to re-activate this share repurchase program before making future purchases.

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

AK STEEL HOLDING CORPORATION
(Registrant)

Date:	May 5, 2008	/s/ Albert E. Ferrara, Jr.
Albert E. Ferrara, Jr.
Vice President, Finance and Chief Financial Officer

Date:	May 5, 2008	/s/ Roger K. Newport
Roger K. Newport
Controller and Chief Accounting Officer