Form 10-Q
period 2008-06-30
AK STEEL HOLDING CORP
filed 2008-08-05
CIK 918160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

_________________________________

FORM 10-Q
_________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

112,204,946 shares of common stock
(as of July 31, 2008)

AK STEEL HOLDING CORPORATION

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

AK STEEL HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(unaudited)	2008	2007	2008	2007

Net sales	$2,236.6	$1,869.5	$4,028.0	$3,589.4

Cost of products sold (exclusive of items shown below)	1,892.3	1,552.1	3,405.5	3,033.0
Selling and administrative expenses	55.0	55.4	111.5	109.5
Depreciation	51.4	49.9	103.4	99.7
Pension curtailment charges	—	24.7	—	39.8
Total operating costs	1,998.7	1,682.1	3,620.4	3,282.0

Operating profit	237.9	187.4	407.6	307.4

Interest expense	11.6	16.9	23.3	41.5
Other income, net	3.5	4.1	9.0	8.2

Income before income taxes	229.8	174.6	393.3	274.1

Income tax provision	84.6	64.7	147.0	101.5

Net income	$145.2	$109.9	$246.3	$172.6

Basic earnings per share:
Net income per share	$1.30	$0.99	$2.21	$1.56

Diluted earnings per share:
Net income per share	$1.29	$0.98	$2.19	$1.55

Common shares and common share equivalents outstanding (weighted average in millions):
Basic	111.6	110.8	111.5	110.6
Diluted	112.6	111.9	112.5	111.6

Dividends declared and paid per share	$0.05	—	$0.10	—
___________
See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions)
	June 30,	December 31,
(unaudited)	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$380.8	$713.6
Accounts receivable, net	905.6	675.0
Inventories, net	708.4	646.8
Deferred tax asset	336.7	357.6
Other current assets	60.3	33.8
Total Current Assets	2,391.8	2,426.8

Property, Plant and Equipment	5,202.5	5,131.1
Less accumulated depreciation	(3,164.2)	(3,065.2)
Property, Plant and Equipment, net	2,038.3	2,065.9

Other Assets:
Investment in AFSG Holdings, Inc.	55.6	55.6
Other investments	47.4	42.9
Goodwill	37.1	37.1
Other intangible assets	0.3	0.3
Deferred tax asset	313.5	549.5
Other assets	17.7	19.3
TOTAL ASSETS	$4,901.7	$5,197.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$788.4	$588.2
Accrued liabilities	253.8	214.0
Current portion of long-term debt	12.8	12.7
Current portion of pension and other postretirement benefit obligations	159.7	158.0
Total Current Liabilities	1,214.7	972.9

Non-current Liabilities:
Long-term debt	652.4	652.7
Pension and other postretirement benefit obligations	1,567.3	2,537.2
Other liabilities	164.1	159.9
Total Non-current Liabilities	2,383.8	3,349.8

TOTAL LIABILITIES	3,598.5	4,322.7

Stockholders’ Equity:
Preferred stock, authorized 25,000,000 shares	—	—
Common stock, authorized 200,000,000 shares of $.01 par value each;
issued 2008, 121,264,379 shares, 2007, 120,302,930 shares;
outstanding 2008, 112,206,470 shares, 2007, 111,497,682 shares	1.2	1.2
Additional paid-in capital	1,889.5	1,867.6
Treasury stock, common shares at cost, 2008, 9,057,909 shares;
2007, 8,805,248 shares	(136.3)	(126.8)
Accumulated deficit	(687.4)	(915.1)
Accumulated other comprehensive income	236.2	47.8
TOTAL STOCKHOLDERS’ EQUITY	1,303.2	874.7

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,901.7	$5,197.4
___________
See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
	Six Months Ended
	June 30,
(unaudited)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$246.3	$172.6
Depreciation	103.4	99.7
Amortization	5.8	9.6
Deferred income taxes	105.2	48.4
Contribution to pension trust	(150.0)	(180.0)
Contribution to Middletown retirees VEBA	(468.0)	—
Pension and other postretirement payments greater than benefits expense	(43.8)	(33.5)
Pension curtailment charge	—	39.8
Excess tax benefits from stock-based compensation	(12.3)	(5.5)
Working capital	(15.1)	89.1
Other	(10.5)	9.9
Net cash flows from operating activities	(239.0)	250.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	(86.2)	(35.1)
Investments, net	(4.2)	8.6
Proceeds from sale of property, plant and equipment	0.4	—
Proceeds from draw on restricted funds for emission control expenditures	—	2.5
Other	0.3	0.7
Net cash flows from investing activities	(89.7)	(23.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of long-term debt	(0.3)	(300.0)
Fees related to new credit facility	—	(2.6)
Proceeds from exercise of stock options	3.3	8.8
Purchase of treasury stock	(9.5)	(1.8)
Excess tax benefits from stock-based compensation	12.3	5.5
Common stock dividends	(11.2)	—
Other	1.3	(0.2)
Net cash flows from financing activities	(4.1)	(290.3)

Net decrease in cash and cash equivalents	(332.8)	(63.5)

Cash and cash equivalents, beginning of period	713.6	519.4
Cash and cash equivalents, end of period	$380.8	$455.9

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest, net of capitalized interest	$24.5	$48.0
Income taxes	26.8	5.4

Supplemental disclosure of non-cash investing and financing activities —
Issuance of restricted common stock	$5.4	$4.5
___________
See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

1. Basis of Presentation

In the opinion of the management of AK Steel Holding Corporation (“AK Holding”) and AK Steel Corporation (“AK Steel”, and together with AK Holding, the “Company”), the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2008, the results of its operations for the three- and six-month periods ended June 30, 2008 and 2007, and its cash flows for the six-month periods ended June 30, 2008 and 2007.  The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2007.

2. Earnings and Dividends Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Income for calculation of basic and diluted earnings per share:
Net income	$145.2	$109.9	$246.3	$172.6
Common shares outstanding (weighted average in millions):
Common shares outstanding for basic earnings per share	111.6	110.8	111.5	110.6
Effect of dilutive stock-based compensation	1.0	1.1	1.0	1.0
Common shares outstanding for diluted earnings per share	112.6	111.9	112.5	111.6
Basic earnings per share:
Net income per share	$1.30	$0.99	$2.21	$1.56
Diluted earnings per share:
Net income per share	$1.29	$0.98	$2.19	$1.55

On April 22, 2008, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock, payable on June 10, 2008, to shareholders of record on May 16, 2008.  This was in addition to the previous cash dividend of $0.05 per share of common stock paid on March 10, 2008.

3. Inventories

Inventories are valued at the lower of cost or market.  The cost of the majority of inventories is measured on the last in, first out (LIFO) method.  Other inventories are measured principally at average cost.

	June 30,	December 31,
	2008	2007
Finished and semi-finished	$993.0	$823.4
Raw materials	456.4	362.5
Total cost	1,449.4	1,185.9
Adjustment to state inventories at LIFO value	(741.0)	(539.1)
Net inventories	$708.4	$646.8

4. Pension and other postretirement benefits

Net periodic benefit costs for pension and other postretirement benefits were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Pension Benefits
Service cost	$2.0	$4.4	$4.0	$8.8
Interest cost	53.2	52.7	106.4	104.8
Expected return on assets	(60.5)	(56.0)	(120.9)	(112.8)
Amortization of prior service cost	0.8	0.8	1.9	1.9
Amortization of loss	4.3	3.8	8.6	8.0
Curtailment loss	—	24.7	—	39.8
Net periodic benefit cost	$(0.2)	$30.4	$0.0	$50.5

Other Postretirement Benefits
Service cost	$1.1	$1.3	$2.2	$2.7
Interest cost	16.2	29.5	40.2	58.3
Amortization of prior service cost	(19.6)	(13.1)	(33.9)	(26.5)
Amortization of loss	0.7	3.2	1.3	6.4
Net periodic benefit cost	$(1.6)	$20.9	$9.8	$40.9

The decrease in “Net periodic benefit cost” for Pension Benefits for the three and six months ended June 30, 2008 was principally the result of a $24.7 curtailment charge recorded in the three months ended June 30, 2007 and total curtailment charges of $39.8 recorded in the six months ended June 30, 2007.  These curtailment charges related to modified retiree pension benefits negotiated in connection with new labor contracts at the Company’s Middletown Works and Mansfield Works. There were no such curtailment charges in the three or six months ended June 30, 2008.  Additionally, the “Net periodic benefit cost” was impacted by an increase of $4.5 and $8.1, respectively, in the expected return on assets for the three months and six months ended June 30, 2008.  The increase in the expected return contributed to the overall decrease in the net periodic benefit cost and is attributable to the presence of greater assets in the pension trust in 2008 versus 2007 due to the Company’s pension contributions in 2007 and 2008.

The decrease in “Net periodic benefit cost” for Other Postretirement Benefits for the three and six months ended June 30, 2008 was primarily the result of court approval of a settlement with a group of retirees from the Company’s Middletown Works.  Under the terms of the settlement, AK Steel transferred to a Voluntary Employees Beneficiary Association trust (the “VEBA Trust”) all postretirement benefit obligations (the “OPEB Obligations”) owed to the class members under the Company’s applicable health and welfare plans and will have no further liability for any claims incurred by the class members after the effective date of the settlement relating to their OPEB Obligations.  For a more detailed discussion of the terms of the settlement – which is still subject to appeal – see discussion of “Middletown Works Retiree Healthcare Benefits Litigation” in Item 1, Note 9, below.  The VEBA Trust will be utilized to fund the future OPEB Obligations to the covered retirees.  Under the terms of the settlement, AK Steel was obligated to initially fund the VEBA Trust with a contribution of $468.0 in cash within two business days of the effective date of the settlement.  AK Steel made this contribution on March 4, 2008.  AK Steel further is obligated under the settlement to make three subsequent annual cash contributions of $65.0 each, for a total contribution of $663.0.  As a result of this settlement, the Company remeasured its obligations for retiree benefits as of March 1, 2008.  The obligation was reduced by a negative plan amendment of $339.1 and an actuarial gain of $2.1 primarily due to the lower than expected benefit payments since the prior measurement date.  The obligation also was reduced as the result of the initial $468.0 contribution to the VEBA Trust.  The obligation will be reduced further by each of the $65.0 contributions to the VEBA trust.  The remeasurement of the retiree medical benefits at March 1, 2008 reduced net periodic benefit cost by approximately $6.5 in the first quarter of 2008 and approximately $19.6 in the second quarter of 2008.  It further will lower this cost by approximately $39.3 ratably over the second half of 2008.

The schedule below includes amounts calculated based on a benefit obligation measurement date of March 1, 2008 and an asset valuation measurement date of October 31, 2007.  The assumptions used in the calculation of the obligation did not change from October 31, 2007 to March 1, 2008.

	Other Postretirement Benefits
	June 30,	December 31,
	2008	2007
Change in benefit obligations:
Benefit obligations at beginning of period	$1,941.2	$2,103.6
Service cost	2.9	4.9
Interest cost	58.7	116.8
Plan participants’ contributions	6.2	27.9
Actuarial gain	(2.1)	(149.4)
Amendments	(339.1)	19.0
VEBA contributions	(468.0)	—
Benefits paid	(85.4)	(181.6)
Benefit obligations at end of period	$1,114.4	$1,941.2
Change in plan assets:
Fair value of plan assets at beginning of year	$23.7	$24.6
Employer contributions	55.7	152.8
Plan participants’ contributions	6.2	27.9
Benefits paid	(85.4)	(181.6)
Fair value of plan assets at end of period	$0.2	$23.7
Funded status	$(1,114.2)	$(1,917.5)
Amounts recognized in the consolidated balance sheets
as of June 30, 2008 and December 31, 2007:
Current liabilities	$(157.7)	$(156.0)
Noncurrent liabilities	(956.5)	(1,761.5)
Net amount recognized	$(1,114.2)	$(1,917.5)
Amounts recognized in accumulated other comprehensive
income as of June 30, 2008 and December 31, 2007:
Actuarial loss	$42.4	$46.4
Prior service credit	(628.0)	(330.6)
Net amount recognized	$(585.6)	$(284.2)
Other changes in plan assets and benefit obligations
recognized in other comprehensive income:
Net actuarial gain	$(2.1)	$(151.2)
Recognized actuarial loss	(1.3)	(12.8)
Prior service cost (credit)	(339.1)	19.0
Recognized prior service credit	33.8	51.6
Total recognized in other comprehensive income	$(308.7)	$(93.4)

In the first quarter of 2008, the Company adopted the measurement date provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 158, “Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“FAS 158”).  As a result, the Company recorded a $12.0 pre-tax charge to retained earnings and a $7.3 pre-tax charge to accumulated other comprehensive income to reflect the two months’ amount of other postretirement net periodic benefit cost that had been delayed as the result of the October 31, 2007 measurement date used in 2007.  In addition, the Company recorded a minimal charge to retained earnings and a $3.5 pre-tax increase to accumulated other comprehensive income to reflect the two months of pension net periodic benefit cost that had been delayed as the result of the October 31, 2007 measurement date.  These amounts were determined using the October 31, 2007 measurement date valuation.

The total projected future benefit obligation of the Company with respect to payments for healthcare benefits to the Company’s retirees is accounted for as “Pension and other postretirement benefit obligations” in the Company’s condensed consolidated balance sheets.  The net amount of the liability recognized by the Company, as of June 30, 2008, for future payment of such benefit obligations was approximately $1.1 billion, compared to nearly $2.0 billion at December 31, 2007.

Assumed healthcare cost trend rates have a significant effect on the amounts reported for healthcare plans.  As of June 30, 2008, a one-percentage-point change in the assumed healthcare cost trend rates would have the following effects:

	One-Percentage-Point:
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

5. Share-Based Compensation

AK Steel Holding Corporation’s Stock Incentive Plan (the “SIP”) permits the granting of nonqualified stock option, restricted stock, and performance share awards to directors, officers and key management employees of the Company.  These nonqualified stock option, restricted stock and performance share awards may be granted with respect to an aggregate maximum of 16 million shares through the period ending December 31, 2011.  The shares that are issued as the result of these grants are newly issued shares.  The exercise price of each option may not be less than the market price of the Company’s common stock on the date of the grant.  Stock options have a maximum term of 10 years and may not be exercised earlier than six months following the date of grant or such other term as may be specified in the award agreement.  For option grants to officers and key management employees, the award agreements provide that the options vest and become exercisable at the rate of one-third per year over three years.  Stock options granted to directors vest and become exercisable after one year.  The restrictions on a restricted stock award issued to a director lapse upon completion of the full tenure for which the director was elected to serve on the Board.  For restricted stock awards granted to officers and key management employees on or prior to December 31, 2006, typically 25% of the shares covered by a restricted stock award vest two years after the date of the award and an additional 25% vest on the third, fourth and fifth anniversaries of the date of the award.  However, in 2005, the Board of Directors of the Company approved the grant of special restricted stock awards to the executive officers and selected key managers relating to the Company’s performance in 2004 which vest ratably on the first, second, third anniversaries of the grant.  Restricted stock awards granted after December 31, 2006 also will vest ratably on the first, second and third anniversaries of the grant.  Performance shares vest after a three-year period.  The total amount of performance shares issued will be based on the Company’s share performance compared to a prescribed compounded annual growth rate and the total share return compared to Standard and Poor’s 400 Mid Cap Index.

The Company’s calculation of fair value of the options is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007 (a)	2008	2007
Expected volatility	52.4% – 55.4%	46.3% – 48.1%	52.4% – 56.5%	45.8% – 48.1%
Weighted-average volatility	53.99%	47.10%	55.47%	46.83%
Expected term (in years)	2.9 – 4.9	2.9 – 4.9	2.9 – 7.3	2.9 – 7.3
Risk-free interest rate	2.88% – 3.31%	4.80%	2.44% – 3.31%	4.50% – 4.81%
Dividend yield	0.55%	—	0.55%	—

(a)  Ranges not shown where data includes a single grant.

The Company’s policy for amortizing the value of the share-based payments is a straight-line method.  The Company uses historical data regarding stock option exercise behaviors to estimate the expected life of options granted based on the period of time that options granted are expected to be outstanding.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.  The expected volatility was based on historical volatility for a period equal to the stock option’s expected life.  The expected dividend yield is based on the Company’s historical dividend payments.  The Company’s estimate assumes that 5% of the options issued will be forfeited.

A summary of stock option activity under the Company’s share-based compensation plans for the six months ended June 30, 2008 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Stock Options
Outstanding at December 31, 2007	1,152,097	$10.04
Granted	127,000	36.75
Exercised	(523,909)	6.38
Forfeited or expired	—	—
Outstanding at June 30, 2008	755,188	$17.07	7.6 yrs	$30.6

Options expected to vest at June 30, 2008	355,566	$22.45	8.7 yrs	$12.5

Options exercisable at June 30, 2008	380,908	$11.78	6.5 yrs	$17.4

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2008 and 2007 was $17.54 and $7.87, respectively.  During the three months ended June 30, 2008 and 2007, the fair value of options granted was $30.53 and $13.84, respectively.  The total intrinsic value of options exercised during the six months ended June 30, 2008 and 2007, based upon the average market price during the period, was $26.8 and $16.9, respectively.  For the three months ended June 30, 2008 and 2007, the intrinsic value of options exercised was $13.5 and $8.1, respectively.

The following table summarizes information about stock options outstanding at June 30, 2008:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$3.05	to	$7.90	239,381	6.4 yrs.	$7.22	167,880	$6.94
$7.91	to	$16.65	124,803	6.9 yrs.	14.40	121,533	14.40
$16.66	to	$16.95	230,754	8.6 yrs.	16.76	69,912	16.78
$16.96	to	$68.47	160,250	8.4 yrs.	34.30	21,583	18.47

The Company granted performance shares in the amounts of 176,250 and 371,500 for the six-month periods ended June 30, 2008 and 2007, respectively.  The three-year performance periods for these 2008 and 2007 grants end on December 31, 2010 and 2009, respectively.

The estimated pre-tax expense associated with share-based compensation for 2008 is $7.0, of which $1.8 and $3.5, respectively, was expensed in the three- and six-month periods ended June 30, 2008.  The share-based compensation expense resulted in a decrease in net income of $1.1 and $2.2, respectively, in the three- and six-month periods ended June 30, 2008.  The share-based compensation expense taken includes expense for both nonqualified stock options and performance shares granted from the SIP.

A summary of the activity for non-vested restricted stock awards as of June 30, 2008 and changes during the six-month period is presented below.  There were no forfeitures during the period.

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value

Outstanding at December 31, 2007	979,988	$11.31
Granted	143,206	37.50
Vested	(325,736)	11.72
Forfeited	—	—
Outstanding at June 30, 2008	797,458	$15.85

Common stock compensation expense related to restricted stock awards granted under the Company’s SIP was $2.4 ($1.5 after tax) and $2.1 ($1.3 after tax) for the six-month periods ended June 30, 2008 and 2007, respectively.  For the three-month periods ended June 30, 2008 and 2007, the expenses were $1.1 ($0.7 after tax) and $1.1 ($0.7 after tax), respectively.

As of June 30, 2008, there were $7.9 of total unrecognized compensation costs related to non-vested share-based compensation awards granted under the SIP.  Those costs are expected to be recognized over a weighted average period of 1.4 years.

6. Long-term Debt

During 2007, the Company redeemed the entire $450.0 of outstanding 7-7/8% senior notes due in 2009, of which $225.0 and $75.0 were redeemed in the first and second quarters, respectively, with the remaining $150.0 redeemed in the last half of the year.  In connection with these early redemptions, the Company incurred non-cash, pre-tax charges of approximately $1.7 in the first half of 2007 for the write-off of unamortized debt expense.  The redemptions were funded from the Company’s existing cash balances.

During 2007, the Company entered into an $850.0 five-year revolving credit facility with a syndicate of lenders.  The facility is secured by the Company’s inventory and accounts receivable and replaced two previous credit facilities totaling $700.0 which were secured separately by inventory and accounts receivable.  The facility provides the Company with enhanced liquidity, lower costs and greater flexibility for borrowings and will be used for general corporate purposes.  The Company incurred a non-cash pre-tax charge of approximately $2.8 in the first quarter of 2007 related to the replacement of the previous revolving credit facilities.

7. Income Taxes

Income taxes recorded through June 30, 2008 have been estimated based on year-to-date income and projected results for the full year.  The amounts recorded reflect the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes standards for the recognition and measurement of tax positions taken or expected to be taken on a tax return.

The balance of unrecognized tax benefits at December 31, 2007 was $50.9.  For the six-month period ending June 30, 2008, the unrecognized tax benefits related to tax positions taken in prior periods increased by $0.9.  This increase related to the impact of federal audit adjustments on state and local taxes.  The portion of the increase in unrecognized tax benefits that will affect the effective tax rate is $0.4.  For 2008, it is estimated the Company will record an additional $1.2 of unrecognized tax benefits related to tax positions likely to be taken on tax returns to be filed for the current year with $0.8 that will affect the effective tax rate.

The Company recognizes interest and penalties accrued related to uncertain tax positions as a component of income tax expense. Accrued interest and penalties are included in the related tax liability line in the condensed consolidated balance sheets.  The balance of interest and penalties at December 31, 2007 was $4.9.  For the six-month period ended June 30, 2008, the Company recognized approximately $1.4 in interest and penalties.

Certain tax positions exist for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change within twelve months of June 30, 2008.  The Company has filed an appeal with taxing authorities to resolve a state tax issue related to the Company’s filing position for tax years prior to 2002.  The resolution of this issue, if concluded in the Company’s favor, is estimated to reduce related unrecognized tax benefits within the next twelve months by approximately $0.3 to $0.9.

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

8. Comprehensive Income

Comprehensive income, net of tax, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$145.2	$109.9	$246.3	$172.6
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	0.7	—	1.2	(0.3)
Derivative instrument hedges, mark to market:
Gain/(loss) arising in period	11.3	(6.7)	31.5	(6.4)
Reclass of (gain)/loss included in net income	(3.4)	0.4	(2.6)	(1.7)
Unrealized holding (gain)/loss on securities	0.3	0.1	(0.4)	0.1
Pension and other postretirement benefit adjustment	(8.1)	3.2	161.3	3.2
Comprehensive income	$146.0	$106.9	$437.3	$167.5

A deferred tax rate of approximately 38% was applied to derivative instrument hedges unrealized gains and losses and the pension and other postretirement benefit adjustment.

Accumulated other comprehensive income is as follows:

	June 30,	December 31,
	2008	2007
Foreign currency translation	$8.5	$7.3
Derivative instrument hedges	31.0	2.0
Unrealized gain (loss) on investments	(0.2)	0.2
Employee benefit liability	196.9	38.3
Accumulated other comprehensive income	$236.2	$47.8

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

AK Steel and its predecessors have been conducting steel manufacturing and related operations since the year 1900.  Although the Company believes its operating practices have been consistent with prevailing industry standards during this time, hazardous materials may have been released in the past at one or more operating sites or third party sites, including operating sites that the Company no longer owns.  The Company has estimated potential remediation expenditures for those sites where future remediation efforts are probable based on identified conditions, regulatory requirements or contractual obligations arising from the sale of a business or facility.  At June 30, 2008, the Company had recorded $11.7 in current accrued liabilities and $44.0 in non-current other liabilities on its condensed consolidated balance sheets for estimated probable costs relating to environmental matters.  The comparable balances recorded by the Company at December 31, 2007 were $11.1 in current accrued liabilities and $40.6 in non-current other liabilities.  In general, the material components of these accruals include the costs associated with investigations, delineations, risk assessments, remedial work, governmental response and oversight costs, site monitoring, and preparation of reports to the appropriate environmental agencies.  The ultimate costs to AK Steel with respect to each site cannot be predicted with certainty because of the evolving nature of the investigation and remediation process.  Rather, to develop the estimates of the probable costs, AK Steel must make certain assumptions.

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

On June 26, 2002, seventeen individuals filed a purported class action against AK Steel in the United States District Court for the Southern District of Ohio, Case No. C-1-02-467.  As subsequently amended, the complaint alleges that AK Steel discriminates against African-Americans in its hiring practices and that AK Steel discriminates against all of its employees by preventing its employees from working in a racially integrated environment free from racial discrimination.  The named plaintiffs seek various forms of declaratory, injunctive and unspecified monetary relief (including back pay, front pay, lost benefits, lost seniority and punitive damages) for themselves and unsuccessful African-American candidates for employment at AK Steel.  On January 19, 2007, the Court conditionally certified two subclasses of unsuccessful African-American candidates.  On June 15, 2007, AK Steel filed a motion to decertify one of those subclasses.  On January 14, 2008, AK Steel filed motions for summary judgment on all claims.  On April 9, 2008, the Court granted AK Steel’s motion for summary judgment with respect to the disparate treatment claims of four of the named plaintiffs and those claims have been dismissed with prejudice.  In addition, the claims of several other plaintiffs have been dismissed for various reasons.  There remain a total of six plaintiffs, including five with claims as class representatives and one with an individual claim.  The other motions referred to above, including AK Steel’s motion for summary judgment with respect to the plaintiff with individual claims, remain pending.  The trial of this matter had been scheduled for June 2008, but on April 23, 2008, the Court vacated the June trial date.  On May 29, 2008, AK Steel reached a settlement (the “Bert Settlement”) with the class representatives (on behalf of themselves and the entire classes) and the one remaining plaintiff whose individual claim has not dismissed.  The Bert Settlement is subject to court approval.  On July 8, 2008, the court issued an order giving preliminary approval of the Bert Settlement and scheduling a hearing (the “Fairness Hearing”) on final approval for October 21, 2008.  Under the terms of the Bert Settlement, AK Steel will no longer use the pre-employment test at issue in the litigation, and will have pre-employment tests used at its Middletown Works and Ashland Works validated by an expert agreed to by the parties.  In addition, AK Steel also will pay ten thousand dollars to each of five class representatives and to the one remaining individual plaintiff.  AK Steel will contribute to a common fund the amount of three thousand four hundred dollars for each class member who files a timely proof of claim, to be distributed by class counsel.  There are an estimated 154 class members.  AK Steel will further pay to class counsel $0.75 in attorneys’ fees.  None of these payments is due until after judgment from the Court dismissing all claims covered by the Bert Settlement is final (i.e. not subject to any appeals).   If the Bert Settlement is not given final approval by the Court, AK Steel will continue to contest this matter vigorously.

Since 1990, AK Steel (or its predecessor, Armco Inc.) has been named as a defendant in numerous lawsuits alleging personal injury as a result of exposure to asbestos.  As of December 31, 2007, there were approximately 426 such lawsuits pending against AK Steel.  The great majority of these lawsuits have been filed on behalf of people who claim to have been exposed to asbestos while visiting the premises of a current or former AK Steel facility.  Approximately 40% of these premises suits arise out of claims of exposure at a facility in Houston, Texas that has been closed since 1984.  When such an asbestos lawsuit initially is filed, the complaint typically does not include a specific dollar claim for damages.  Only 135 of the 426 cases pending at December 31, 2007 in which AK Steel is a defendant include specific dollar claims for damages in the filed complaints.  Those 135 cases involve a total of almost 2,600 plaintiffs and 17,317 defendants.  In these cases, the complaint typically includes a monetary claim for compensatory damages and a separate monetary claim in an equal amount for punitive damages, and does not attempt to allocate the total monetary claim among the various defendants.  For example, 120 of the 135 cases involve claims of $0.2 or less, seven involve claims of between $0.2 and $5.0, five involve claims of between $5.0 and $15.0, and three involve claims of $20.0.  In each case, the amount described is per plaintiff against all of the defendants collectively.  Thus, it usually is not possible at the outset of a case to determine the specific dollar amount of a claim against AK Steel.  In fact, it usually is not even possible at the outset to determine which of the plaintiffs actually will pursue a claim against AK Steel.  Typically, that can only be determined through written interrogatories or other discovery after a case has been filed.  Thus, in a case involving multiple plaintiffs and multiple defendants, AK Steel initially only accounts for the lawsuit as one claim against it.  After AK Steel has determined through discovery whether a particular plaintiff will pursue a claim against it, it makes an appropriate adjustment to statistically account for that specific claim.  It has been AK Steel’s experience to date that only a small percentage of asbestos plaintiffs ultimately identify AK Steel as a target defendant from whom they actually seek damages and most of these claims ultimately are either dismissed or settled for a small fraction of the damages initially claimed.  Set forth below is a chart showing the number of new claims filed (accounted for as described above), the number of pending claims disposed of (i.e. settled or otherwise dismissed), and the approximate net amount of dollars paid on behalf of AK Steel in settlement of asbestos-related claims in 2007 and 2006.

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

As previously reported, on January 2, 2002, John D. West, a former employee, filed a class action in the United States District Court for the Southern District of Ohio against the AK Steel Corporation Retirement Accumulation Pension Plan, or AK RAPP, and the AK Steel Corporation Benefit Plans Administrative Committee.  Mr. West claims that the method used under the AK RAPP to determine lump sum distributions does not comply with the Employment Retirement Income Security Act of 1974 (“ERISA”) and resulted in underpayment of benefits to him and the other class members.  The District Court ruled in favor of the plaintiff class and on March 29, 2006 entered an amended final judgment against the defendants in the amount of $37.6 in damages and $7.3 in prejudgment interest, for a total of approximately $44.9, with post judgment interest accruing at the rate of 4.7% per annum until paid.  The defendants appealed to the United States Court of Appeals for the Sixth Circuit.  On April 20, 2007, a panel of the Court of Appeals issued an opinion in which it affirmed the decision of the District Court.  On August 15, 2007, the defendants filed a motion to stay the issuance of a mandate pending the filing of a petition for certiorari.  On August 28, 2007, the Court of Appeals granted the motion.  On November 16, 2007, defendants filed a petition for certiorari with the Supreme Court of the United States.  That petition remains pending.  The defendants intend to continue to contest this matter vigorously.  In the event the plaintiffs ultimately prevail in this litigation, the funds for the payments to class members pursuant to the judgment will come from the AK Steel Master Pension Trust.  The Company’s pension liability was re-measured as of April 30, 2007 to include the amount of this liability as of that date.  That amount was $47.4.  The Company’s current estimates of its future funding obligations for its pension liabilities thus include a $47.4 liability associated with this case.  As of June 30, 2008, the amount of the judgment plus total accrued interest in this case was approximately $49.9.

On October 20, 2005, two individuals filed a purported class action against AK Steel and the AK Steel Corporation Benefit Plans Administrative Committee in the United States District Court for the Southern District of Ohio, Case No. 1:05-cv-681. The complaint alleges that the defendants incorrectly calculated the amount of surviving spouse benefits due to be paid to the plaintiffs under the applicable pension plan.  On December 19, 2005, the defendants filed their answer to the complaint. The parties subsequently filed cross-motions for summary judgment on the issue of whether the applicable plan language had been properly interpreted.  On September 28, 2007, the United States Magistrate Judge assigned to the case issued a Report and Recommendation in which he recommended that the plaintiffs’ motion for partial summary judgment be granted and that the defendants’ motion be denied.  The defendants filed timely objections to the Magistrate’s Report and Recommendation.   On March 31, 2008, the court issued an order adopting the Magistrate’s recommendation and granting partial summary judgment to the plaintiffs on the issue of plan interpretation.  The defendants subsequently filed a motion asking the court to certify the case for an immediate appeal to the United States Court of Appeals for the Sixth Circuit and seeking a stay pending appeal.  On May 29, 2008, the court denied the defendants’ motion seeking an immediate appeal and stay.  The case now will proceed forward with respect to discovery on the issue of damages.  The plaintiffs have filed a motion for class certification which remains pending.  No trial date has been set.  The defendants intend to contest this matter vigorously.

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

Middletown Works Retiree Healthcare Benefits Litigation

On June 1, 2006, AK Steel notified approximately 4,600 of its current retirees (or their surviving spouses) who formerly were hourly and salaried members of the Armco Employees Independent Federation (“AEIF”) that AK Steel was terminating their existing healthcare insurance benefits plan and implementing a new plan more consistent with current steel industry practices which would require the retirees to contribute to the cost of their healthcare benefits, effective October 1, 2006.  On July 18, 2006, a group of nine former hourly and salaried members of the AEIF filed a purported class action (the “Retiree Action”) in the United States District Court for the Southern District of Ohio (the “Court”), Case No. 1-06CV0468, alleging that AK Steel did not have a right to make changes to their healthcare benefits. The named plaintiffs in the Retiree Action sought, among other things, injunctive relief (including an order retroactively rescinding the changes) for themselves and the other members of the putative class.  On August 4, 2006, the plaintiffs in the Retiree Action filed a motion for a preliminary injunction seeking to prevent AK Steel from implementing the previously announced changes to healthcare benefits with respect to the AEIF-represented hourly employees.  AK Steel opposed that motion, but on September 22, 2006 the trial court issued an order granting the motion.  On that same day, AK Steel filed a notice of appeal to the United States Court of Appeals for the Sixth Circuit seeking a reversal of the decision to grant the preliminary injunction.  While the appeal was pending, however, AK Steel announced on October 8, 2007 that it had reached a tentative settlement (the “Settlement”) of the claims of the retirees in the Retiree Action.  Accordingly, on October 18, 2007, the pending appeal from the preliminary injunction was dismissed at the request of the parties.

The Settlement was subject to approval by the Court.  On October 25, 2007, the parties filed a joint motion asking the Court to approve the Settlement.  On November 1, 2007, an order was issued by the Court granting the plaintiffs’ renewed motion for class certification. On November 2, 2007, the Court issued an order giving preliminary approval of the Settlement and scheduled a hearing (the “Fairness Hearing”) on final approval of the Settlement beginning on February 12, 2008.  In November 2007, notice of the Settlement was sent to all retirees or their surviving spouses who would be covered by the terms of the Settlement (collectively, the “Class Members”).  Between the time the original notification of the benefit changes was sent on June 1, 2006 and the time that membership in the class was determined, the number of Class Members had increased to approximately 4,870.  With dependents of the Class Members, the total number of persons covered by the Settlement is approximately 8,300.

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

As noted above, Class Members who objected to the Settlement have filed an appeal from the Judgment.  The Settlement includes terms which contemplate that possibility.  During the pendency of the appeal, the VEBA Trust will continue to be responsible for the OPEB Obligations to the Class Members.  If the appeal is still pending at the time the next payment is due from AK Steel to the VEBA Trust under the terms of the Settlement, the funds which otherwise would have been paid to the VEBA Trust will be placed into an escrow account to be invested by the Trustees of the VEBA Trust.  If the Judgment is affirmed on appeal, the funds placed into the escrow account, including interest or other earnings or losses, will be paid to the VEBA Trust.  If, however, the Judgment is reversed, modified or vacated as a result of the appeal in such a way as to place the responsibility on AK Steel for payment of all of the OPEB Obligations to Class Members, then all of the monies placed into the escrow account, including interest or other earnings or losses, will revert to AK Steel. In addition, under those circumstances, AK Steel will be immediately designated as the sole fiduciary controlling the VEBA Trust and all assets of the VEBA Trust will be subject to, and payable in connection with, any health or welfare plans maintained and controlled by AK Steel for the benefit of any of its employees or retirees, not just the Class Members.  In the event of a reversal, modification or vacation of the Judgment that results in only part of the OPEB Obligations returning to the responsibility of AK Steel, then AK Steel will be designated as the sole fiduciary with respect to an appropriate pro-rata share of the VEBA Trust assets relative to the portion of the OPEB Obligations for which AK Steel has resumed responsibility.

Once the Settlement becomes final and no longer subject to appeal, the Company’s only remaining liability with respect to the OPEB Obligations to the Class Members will be to contribute whatever portion of the $663.0 due to the VEBA Trust that has not yet been paid at that time.  At the time of the Fairness Hearing, the Company’s total OPEB liability for all of its retirees was approximately $2.0 billion.  Of that amount, approximately $1.0 billion was attributable to the Class Members.  Immediately following the Judgment approving the Settlement, the Company’s total OPEB liability was reduced by approximately $339.1.  This reduction in the Company’s OPEB liability is being treated as a negative plan amendment and amortized as a reduction to net periodic benefit cost over approximately eleven years.  This negative plan amendment will result in an annual net periodic benefit cost reduction of approximately $30.0 in addition to the lower interest costs associated with the lower OPEB liability.  Upon payment on March 4, 2008 of the initial $468.0 contribution by AK Steel to the VEBA Trust in accordance with the terms of the Settlement, the Company’s total OPEB liability was reduced further to approximately $1.1 billion.  The Company’s total OPEB liability will be reduced further by the amount of each subsequent annual $65.0 payment.  In total, it is expected that the $663.0 Settlement with the Class Members, if the Judgment is upheld on appeal, ultimately will reduce the Company’s total OPEB liability by approximately $1.0 billion.

Other than as described above, under the terms of the Settlement, the Company will have no other liability or responsibility with respect to OPEB Obligations to the Class Members.

As noted above, if the Judgment approving the Settlement is not affirmed on appeal, the result will be that the Company resumes responsibility, in whole or in part (depending upon the terms of the judicial decision reversing, vacating or modifying the Judgment) for the OPEB Obligations to some or all of the Class Members. Under such circumstances, the Company’s total OPEB liability would increase accordingly, but the Company cannot reliably project at this time the amount of that increase because it is dependent upon the specific terms of the judicial decision.  At that point, as to any such OPEB Obligations for which the Company has resumed responsibility as a result of the judicial decision, AK Steel would restart the retiree litigation and seek to judicially enforce what it continues to believe is its contractual right to unilaterally reduce, or even completely eliminate, healthcare benefits provided to any Class Members as to whom the Settlement no longer applies.

For accounting purposes, a settlement of the Company’s OPEB Obligations related to the Class Members will be deemed to have occurred when AK Steel makes the last $65.0 payment called for under the Settlement, assuming that there are no legal appeals pending at that time.

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

The following fair value table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2008.  There were no valuations using Level 3 inputs.

	Level 1	Level 2	Total
Assets:
Available for sale investments–
Marketable equity securities (1)	$20.5	$—	$20.5
Commodity hedge contracts (2)	—	27.7	27.7
Assets measured at fair value at June 30, 2008	$20.5	$27.7	$48.2

Liabilities (3):
Foreign exchange contracts	$—	$0.3	$0.3
Commodity hedge contracts	—	0.8	0.8
Liabilities measured at fair value at June 30, 2008	$—	$1.1	$1.1

(1)	Held in a trust and included in Other investments on the Condensed Consolidated Balance Sheet.
(2)	Included in Other current assets and Other assets on the Condensed Consolidated Balance Sheet.
(3)	Included in Accrued liabilities on the Condensed Consolidated Balance Sheet.

11. Supplemental Guarantor Information

AK Holding, along with AK Tube, LLC and AK Steel Investments Inc. (the “Guarantor Subsidiaries”) fully and unconditionally, jointly and severally guarantee the payment of interest, principal and premium, if any, on AK Steel’s 7-3/4% Senior Notes Due 2012.  AK Tube, LLC is owned 100% by AKS Investments Inc. and AKS Investments Inc. is 100% owned by AK Steel.  AK Steel is 100% owned by AK Holding.  The Company has determined that full financial statements and other disclosures concerning AK Holding and the Guarantor Subsidiaries are not required to be presented.  The presentation of the supplemental guarantor information reflects all investments in subsidiaries under the equity method.  Net income (loss) of the subsidiaries accounted for under the equity method is therefore reflected in their parents’ investment accounts.  The principal elimination entries eliminate investments in subsidiaries and inter-company balances and transactions.  The following supplemental condensed consolidating financial statements present information about AK Holding, AK Steel, the Guarantor Subsidiaries and the Other Subsidiaries.  The Other Subsidiaries are not guarantors of the above notes.

Condensed Statements of Operations
For the Three Months Ended June 30, 2008

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$2,059.6	$62.0	$176.3	$(61.3)	$2,236.6

Cost of products sold	0.1	1,725.0	54.3	148.9	(36.0)	1,892.3
Selling and administrative expenses	0.9	62.5	3.2	4.9	(16.5)	55.0
Depreciation	—	49.5	1.7	0.2	—	51.4
Total operating costs	1.0	1,837.0	59.2	154.0	(52.5)	1,998.7

Operating profit (loss)	(1.0)	222.6	2.8	22.3	(8.8)	237.9

Interest expense	—	11.5	—	0.1	—	11.6
Other income (expense)	—	(1.9)	8.0	13.4	(16.0)	3.5

Income (loss) before income taxes	(1.0)	209.2	10.8	35.6	(24.8)	229.8

Income tax provision (benefit)	(0.3)	96.7	3.7	12.1	(27.6)	84.6
Income (loss) from continuing operations	(0.7)	112.5	7.1	23.5	2.8	145.2
Equity in net income of subsidiaries	145.9	33.4	—	—	(179.3)	—

Net income (loss)	$145.2	$145.9	$7.1	$23.5	$(176.5)	$145.2

Condensed Statements of Operations
For the Three Months Ended June 30, 2007

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$1,771.1	$64.4	$95.4	$(61.4)	$1,869.5

Cost of products sold	0.1	1,487.7	55.9	68.4	(60.0)	1,552.1
Selling and administrative expenses	0.9	61.8	3.0	3.9	(14.2)	55.4
Depreciation	—	48.0	1.7	0.2	—	49.9
Pension curtailment charge	—	24.7	—	—	—	24.7
Total operating costs	1.0	1,622.2	60.6	72.5	(74.2)	1,682.1

Operating profit (loss)	(1.0)	148.9	3.8	22.9	12.8	187.4

Interest expense	—	16.9	—	—	—	16.9
Other income (expense)	—	(5.1)	—	9.2	—	4.1

Income (loss) before income taxes	(1.0)	126.9	3.8	32.1	12.8	174.6

Income tax provision (benefit)	(0.4)	53.0	1.3	11.2	(0.4)	64.7
Income (loss) from continuing operations	(0.6)	73.9	2.5	20.9	13.2	109.9
Equity in net income of subsidiaries	110.5	36.6	—	—	(147.1)	—

Net income (loss)	$109.9	$110.5	$2.5	$20.9	$(133.9)	$109.9

Condensed Statements of Operations
For the Six Months Ended June 30, 2008

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$3,718.1	$119.4	$304.2	$(113.7)	$4,028.0

Cost of products sold	0.1	3,133.1	104.2	252.4	(84.3)	3,405.5
Selling and administrative expenses	1.7	124.3	6.3	9.2	(30.0)	111.5
Depreciation	—	99.7	3.4	0.3	—	103.4
Total operating costs	1.8	3,357.1	113.9	261.9	(114.3)	3,620.4

Operating profit (loss)	(1.8)	361.0	5.5	42.3	0.6	407.6

Interest expense	—	23.2	—	0.1	—	23.3
Other income (expense)	—	(5.9)	11.7	26.5	(23.3)	9.0

Income (loss) before income taxes	(1.8)	331.9	17.2	68.7	(22.7)	393.3

Income tax provision (benefit)	(0.6)	148.9	6.0	23.0	(30.3)	147.0
Income (loss) from continuing operations	(1.2)	183.0	11.2	45.7	7.6	246.3
Equity in net income of subsidiaries	247.5	64.5	—	—	(312.0)	—

Net income (loss)	$246.3	$247.5	$11.2	$45.7	$(304.4)	$246.3

Condensed Statements of Operations
For the Six Months Ended June 30, 2007

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$3,399.4	$129.1	$188.8	$(127.9)	$3,589.4

Cost of products sold	0.1	2,877.3	112.2	131.7	(88.3)	3,033.0
Selling and administrative expenses	1.5	121.6	6.0	7.5	(27.1)	109.5
Depreciation	—	96.0	3.4	0.3	—	99.7
Pension curtailment charge	—	39.8	—	—	—	39.8
Total operating costs	1.6	3,134.7	121.6	139.5	(115.4)	3,282.0

Operating profit (loss)	(1.6)	264.7	7.5	49.3	(12.5)	307.4

Interest expense	—	41.0	—	1.3	(0.8)	41.5
Other income (expense)	—	(18.4)	—	17.7	8.9	8.2

Income (loss) before income taxes	(1.6)	205.3	7.5	65.7	(2.8)	274.1

Income tax provision (benefit)	(0.6)	77.8	2.6	22.9	(1.2)	101.5
Income (loss) from continuing operations	(1.0)	127.5	4.9	42.8	(1.6)	172.6
Equity in net income of subsidiaries	173.6	46.1	—	—	(219.7)	—

Net income (loss)	$172.6	$173.6	$4.9	$42.8	$(221.3)	$172.6

Condensed Balance Sheets
As of June 30, 2008

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$363.3	$—	$17.5	$—	$380.8
Accounts receivable, net	—	788.2	33.2	85.9	(1.7)	905.6
Inventories, net	—	658.4	24.5	84.1	(58.6)	708.4
Deferred tax asset	—	336.7	—	—	—	336.7
Other current assets	0.3	58.9	0.5	0.6	—	60.3
Total Current Assets	0.3	2,205.5	58.2	188.1	(60.3)	2,391.8
Property, Plant and Equipment	—	5,102.1	87.9	12.5	—	5,202.5
Less accumulated depreciation	—	(3,117.2)	(37.7)	(9.3)	—	(3,164.2)
Property, Plant and Equipment, Net	—	1,984.9	50.2	3.2	—	2,038.3
Other Assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	—	55.6
Investment in affiliates	(692.0)	692.0	40.1	922.0	(962.1)	—
Inter-company accounts	1,994.9	(2,371.5)	(58.8)	(320.5)	755.9	—
Other investments	—	24.9	—	22.5	—	47.4
Goodwill	—	(0.1)	32.9	4.3	—	37.1
Other intangible assets	—	—	0.3	—	—	0.3
Deferred tax asset	—	313.5	—	—	—	313.5
Other assets	—	17.7	—	—	—	17.7
TOTAL ASSETS	$1,303.2	$2,866.9	$178.5	$819.6	$(266.5)	$4,901.7

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	—	770.8	7.7	11.6	(1.7)	788.4
Accrued liabilities	—	238.1	3.3	12.4	—	253.8
Current portion of long-term debt	—	12.8	—	—	—	12.8
Pension and other postretirement
benefit obligations	—	159.7	—	—	—	159.7
Total Current Liabilities	—	1,181.4	11.0	24.0	(1.7)	1,214.7
Non-current Liabilities:
Long-term debt	—	652.4	—	—	—	652.4
Pension and other postretirement
benefit obligations	—	1,566.8	0.5	—	—	1,567.3
Other liabilities	—	158.3	—	3.2	2.6	164.1
Total Non-current Liabilities	—	2,377.5	0.5	3.2	2.6	2,383.8
TOTAL LIABILITIES	—	3,558.9	11.5	27.2	0.9	3,598.5
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	1,303.2	(692.0)	167.0	792.4	(267.4)	1,303.2
TOTAL LIABILITIES AND EQUITY	$1,303.2	$2,866.9	$178.5	$819.6	$(266.5)	$4,901.7

Condensed Balance Sheets
As of December 31, 2007

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$699.0	$—	$14.6	$—	$713.6
Accounts receivable, net	—	582.2	25.3	69.0	(1.5)	675.0
Inventories, net	—	597.7	19.6	68.4	(38.9)	646.8
Deferred tax asset	—	357.6	—	—	—	357.6
Other current assets	0.2	32.9	0.3	0.4	—	33.8
Total Current Assets	0.2	2,269.4	45.2	152.4	(40.4)	2,426.8
Property, Plant and Equipment	—	5,031.5	87.2	12.4	—	5,131.1
Less accumulated depreciation	—	(3,021.8)	(34.3)	(9.1)	—	(3,065.2)
Property, Plant and Equipment, Net	—	2,009.7	52.9	3.3	—	2,065.9
Other Assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	—	55.6
Investments in affiliates	(930.6)	930.6	40.1	879.4	(919.5)	—
Inter-company accounts	1,805.1	(2,446.6)	(54.9)	(284.2)	980.6	—
Other investments	—	21.1	—	21.8	—	42.9
Goodwill	—	—	32.9	4.2	—	37.1
Other intangible assets	—	—	0.3	—	—	0.3
Deferred tax asset	—	549.5	—	—	—	549.5
Other assets	—	19.1	—	0.2	—	19.3
TOTAL ASSETS	$874.7	$3,352.8	$172.1	$777.1	$20.7	$5,197.4
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	—	570.2	6.3	13.2	(1.5)	588.2
Accrued liabilities	—	199.1	3.3	11.6	—	214.0
Current portion of long-term debt	—	12.7	—	—	—	12.7
Pension and other postretirement
benefit obligations	—	158.0	—	—	—	158.0
Total Current Liabilities	—	940.0	9.6	24.8	(1.5)	972.9
Non-current Liabilities:
Long-term debt	—	652.7	—	—	—	652.7
Pension and other postretirement
benefit obligations	—	2,536.2	1.0	—	—	2,537.2
Other liabilities	—	154.5	—	3.0	2.4	159.9
Total Non-current Liabilities	—	3,343.4	1.0	3.0	2.4	3,349.8
TOTAL LIABILITIES	—	4,283.4	10.6	27.8	0.9	4,322.7
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	874.7	(930.6)	161.5	749.3	19.8	874.7
TOTAL LIABILITIES AND EQUITY	$874.7	$3,352.8	$172.1	$777.1	$20.7	$5,197.4

Condensed Statements of Cash Flows
For the Six Months Ended June 30, 2008

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
Net cash flow from operating activities	$(0.8)	$(240.5)	$2.8	$11.8	$(12.3)	$(239.0)

Cash flows from investing activities:
Capital investments	—	(85.1)	(1.0)	(0.1)	—	(86.2)
Investments - net	—	(4.2)	—	—	—	(4.2)
Proceeds from sale of PP&E	—	0.4	—	—	—	0.4
Other	—	0.4	—	(0.1)	—	0.3
Net cash flow from investing activities	—	(88.5)	(1.0)	(0.2)	—	(89.7)

Cash flows from financing activities:
Principal payments on long-term debt	—	(0.3)	—	—	—	(0.3)
Proceeds from exercise of stock options	3.3	—	—	—	—	3.3
Purchase of treasury stock	(9.5)	—	—	—	—	(9.5)
Common stock dividends paid	(11.2)	8.1	(11.7)	(11.8)	15.4	(11.2)
Excess tax benefits from stock-based
transactions	—	12.3	—	—	—	12.3
Inter-company activity	18.4	(27.1)	9.9	1.9	(3.1)	—
Other	(0.2)	0.3	—	1.2	—	1.3
Net cash flow from financing activities	0.8	(6.7)	(1.8)	(8.7)	12.3	(4.1)
Net increase (decrease)	—	(335.7)	—	2.9	—	(332.8)

Cash and equivalents, beginning of period	—	699.0	—	14.6	—	713.6
Cash and equivalents, end of period	$—	$363.3	$—	$17.5	$—	$380.8

Condensed Statements of Cash Flows
For the Six Months Ended June 30, 2007

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company

Net cash flow from operating activities	$(1.4)	$(395.5)	$(2.6)	$640.2	$9.4	$250.1

Cash flows from investing activities:
Capital investments	—	(33.9)	(0.9)	(0.3)	—	(35.1)
Restricted cash to collateralize
letter of credit	—	8.6	—	—	—	8.6
Proceeds from draw on restricted funds
for emission control expenditures	—	2.5	—	—	—	2.5
Other	—	0.8	—	(0.1)	—	0.7
Net cash flow from investing activities	—	(22.0)	(0.9)	(0.4)	—	(23.3)

Cash flows from financing activities:
Principal payments on long-term debt	—	(300.0)	—	—	—	(300.0)
Proceeds from exercise of stock options	8.8	—	—	—	—	8.8
Purchase of treasury stock	(1.8)	—	—	—	—	(1.8)
Inter-company activity	(5.6)	651.0	3.5	(638.9)	(10.0)	—
Excess tax benefits from stock-based
transactions	—	5.5	—	—	—	5.5
Fees related to new credit facility	—	(2.6)	—	—	—	(2.6)
Other	—	(0.8)	—	—	0.6	(0.2)
Net cash flow from financing activities	1.4	353.1	3.5	(638.9)	(9.4)	(290.3)
Net increase (decrease)	—	(64.4)	—	0.9	—	(63.5)
Cash and equivalents, beginning of period	—	510.5	—	8.9	—	519.4
Cash and equivalents, end of period	$—	$446.1	$—	$9.8	$—	$455.9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

Steel shipments for the three months ended June 30, 2008 were a quarterly record of 1,737,800 tons.  Shipments during the corresponding period of 2007 were 1,711,400 tons.  For the three month period ended June 30, 2008, value-added products comprised 79.2% of total shipments compared to 77.3% for the three-month period ended June 30, 2007.  The value-added shipments were slightly higher due to an increase in cold-rolled and coated shipments.  Shipments for the six months ended June 30, 2008 and 2007 were 3,316,200 tons and 3,307,600 tons, respectively.  For the six-month period ended June 30, 2008, value-added products comprised 80.1% of total shipments compared to 79.1% for the six-month period ended June 30, 2007, and this increase was the result of higher coated shipments.  Although the total shipments for the first six months of these periods were equivalent, there were differences in product mix.  The most significant differences in product mix from 2007 to 2008 for the first half of the year were a reduction in stainless shipments, a reduction in lower-end electrical steel shipments, and an increase in coated product shipments.  The reduction in stainless shipments was principally attributable to reduced demand in the appliance and automotive markets.  The reduction in nonoriented electrical steel products was the result of the weak housing market in the United States.  It should be noted, however, that demand for grain-oriented electrical steel products remains strong globally and shipments increased year-over-year for the first half.  Coated steel shipments increased year-over-year in the first half of 2008, primarily due to increased demand for aluminized and electrogalvanized products.  The Company continues to focus on maximizing product profitability based on current and projected market demands – both domestically and internationally.  The following presents net shipments by product line:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(tons in thousands)	2008		2007		2008		2007
Stainless / electrical	274.7	15.8%	270.5	15.8%	511.8	15.4%	546.5	16.5%
Coated	717.1	41.3%	686.9	40.1%	1,423.4	42.9%	1,354.4	40.9%
Cold-rolled	349.0	20.1%	328.5	19.2%	656.0	19.8%	637.8	19.3%
Tubular	34.3	2.0%	38.5	2.2%	67.7	2.0%	78.4	2.4%
Subtotal value-added shipments	1,375.1	79.2%	1,324.4	77.3%	2,658.9	80.1%	2,617.1	79.1%

Hot-rolled	318.3	18.3%	313.1	18.3%	556.0	16.8%	548.1	16.6%
Secondary	44.4	2.5%	73.9	4.4%	101.3	3.1%	142.4	4.3%
Subtotal non value-added shipments	362.7	20.8%	387.0	22.7%	657.3	19.9%	690.5	20.9%

Total shipments	1,737.8	100.0%	1,711.4	100.0%	3,316.2	100.0%	3,307.6	100.0%

For the three months ended June 30, 2008, net sales were a quarterly record $2,236.6, reflecting an approximate 20% increase from second quarter 2007 net sales of $1,869.5 and an approximate 25% increase from first quarter 2008 net sales of $1,791.4.  Net sales during the first six months of 2008 and 2007 were $4,028.0 and $3,589.4, respectively.  Net sales to customers outside the United States totaled $349.5 and $229.4 during the first six months of 2008 and 2007, respectively.  A substantial majority of the revenue outside of the United States is associated with electrical and stainless steel products.  In the second quarter of 2008, the Company set a quarterly record of $1,287 per ton for its average selling price, which reflects an 18% improvement over the Company’s second quarter 2007 average selling price of $1,092 per ton and a 13% increase over the first quarter 2008 average selling price of $1,135.  The Company’s average steel selling price for the first half of 2008 was $1,215 per ton, also a record for the Company and an increase of nearly 12% from the $1,085 per ton average selling price in the first six months of 2007.  The increases in net sales and average selling prices for the three- and six-month periods ended June 30, 2008, versus the comparable periods in 2007, were the result of higher contract sales prices, higher surcharges and higher spot market prices.  The higher surcharges were the result of both increased raw material costs and the Company’s successful efforts to add and/or expand raw material and energy surcharges in its customer agreements as existing agreements expire and new agreements are negotiated.  The Company has announced ten spot market carbon price increases since the beginning of 2008.  Those price increases were driven principally by continued strong demand for the Company’s products, in particular its carbon steel products.  The increases also are being driven by the need to recover unprecedented increases in steelmaking inputs, including in particular iron ore and scrap.

Depreciation expense of $51.4 and $103.4, respectively, for the three and six months ended June 30, 2008 was slightly higher than the depreciation expense for the corresponding periods in 2007 of $49.9 and $99.7, respectively.  The principal cause of this increase was the impact of various capital investments in 2007 related to the expansion of the Company’s high-end electrical steel production capabilities.

The Company had record operating profit of $237.9 and $407.6, respectively, for the three- and six-month periods ended June 30, 2008.  This compares to operating profit of $187.4 and $307.4, respectively, for the three- and six-month periods ended June 30, 2007.  The Company’s operating profit per ton of $137 for the three months ended June 30, 2008 also was a record and represented an increase of more than 25% over the Company’s operating profit per ton of $109 in the three months ended June 30, 2007.  This record performance was principally the result of increased shipments and higher average selling prices, particularly with respect to the Company’s carbon and electrical steel products along with higher surcharges.

Continued increases in the Company’s input costs partially mitigated the benefits of the Company’s revenue increases.  In regards to costs, the Company continues to experience higher raw material and energy costs, particularly with respect to scrap, iron ore, purchased carbon slabs, alloys and natural gas.  As a result of these increased costs for raw materials and energy, the Company’s LIFO charge increased to $142.5 for the three months ended June 30, 2008, as compared to $32.1 for the three months ended June 30, 2007.  These increased raw material and energy costs were partially offset by lower total employment costs in the second quarter of 2008 versus the second quarter of 2007 as the result of new labor agreements – principally the new labor agreement reached in mid-March of 2007 with the International Association of Machinists with respect to the represented employees at Middletown Works.  That agreement resulted in lower, more competitive labor costs.  Because that agreement was not ratified until nearly the end of the first quarter of 2007, the Company did not realize the full benefit of those lower costs during the first half of 2007, but did fully benefit from those lower costs during the first half of 2008.

Also in the first half of 2007, the Company incurred non-cash pension benefit curtailment charges totaling $39.8 in connection with labor agreements with the represented employees at the Company’s Mansfield and Middletown Works, and there were no similar charges in the first half of 2008.  In addition to the lower costs from these labor agreements, the Company also has benefited from the settlement of the litigation with a class of retirees at Middletown Works concerning retiree healthcare benefits.  That settlement was approved by the court and became effective February 29, 2008, but is subject to appeal.  See discussion of “Middletown Works Retiree Healthcare Benefits Litigation” in Item 1, Note 9, above.  The other postretirement benefits net periodic benefit cost will be lower as a result of both the $339.1 negative plan amendment, which is being amortized over approximately eleven years, and the lower interest cost associated with the reduced obligation.  This settlement lowered net periodic benefit cost in the first quarter of 2008 by approximately $6.5 in the first quarter of 2008 and approximately $19.6 in the second quarter of 2008.  It further will lower this cost by approximately $39.3 ratably over the second half of 2008.

The Company experienced an unplanned outage at its Ashland Works blast furnace late in the third quarter of 2007 that continued into the fourth quarter of 2007.  A portion of the impact of this outage was recorded in the first half of 2008.  The Company recorded a reduction to cost of sales and a corresponding accounts receivable insurance recovery of $2.7, $6.0, and $34.0, in the second quarter of 2008, in the first quarter of 2008 and in the second half of 2007, respectively, for a total of $42.7 in direct costs associated with the blast furnace outage.  Of this amount, $15.0 was received in 2007 and the balance was received in the first half of 2008.

Interest expense for the three and six months ended June 30, 2008 was $11.6 and $23.3, respectively, compared to $16.9 and $41.5, respectively, for the same periods in 2007.  The decrease was due primarily to the early retirement during 2007 of the entire $450.0 of the Company’s 7-7/8% senior notes due 2009.

Income taxes recorded for the year 2008 have been estimated based on year-to-date income and projected financial results for the full year.  The final effective tax rate to be applied to 2008 will depend, among other things, on the actual amount of taxable income generated by the Company for the full year.

The Company’s net income in the three months ended June 30, 2008 was $145.2, or $1.29 per diluted share.  For the six months ended June 30, 2008, it was $246.3, or $2.19 per diluted share.  During the comparable three- and six-month periods in 2007, the Company’s net income was $109.9, or $0.98 per diluted share, and $172.6, or $1.55 per diluted share, respectively.  The year-over-year increase with respect to the comparable periods was the result of the items discussed above.

Outlook

All of the statements in this “Outlook” section are subject to, and qualified by, the cautionary information set forth under the heading “Forward-Looking Statements.”

The Company expects a seasonal decline in third quarter shipments, primarily associated with its automotive business.  The seasonal decline in shipments associated with the automotive market during the third quarter is expected to be greater than in previous years as the result of a significant reduction in automotive production in the United States attributable to reduced market demand.  In anticipation of that seasonal reduction in demand, the Company has scheduled a maintenance outage at its Middletown Works hot strip mill in the third quarter that is expected to result in a reduction in shipments of approximately 100,000 tons.  As a result of these conditions, shipments are expected to total approximately 1,550,000 tons in the third quarter of 2008.  The Company’s value-added product mix is expected to decrease to approximately 78%, reflecting an anticipated decline in shipments to the automotive market and other normal seasonal impacts in the third quarter.  The Company anticipates higher raw material and energy costs relative to the second quarter.  For the third quarter of 2008, the Company expects its planned maintenance outage costs to be approximately $10.0, which would be about $30.0 less than the outage costs incurred in the second quarter.  These third quarter outage costs relate primarily to the planned hot strip mill outage noted above.

The Company anticipates record average selling prices for its products in the third quarter, with an expected increase of approximately 10%, or $130 per ton, compared to the second quarter of 2008.  The expectation of this increase in average selling price is primarily being driven by increased contract and spot market prices.  Surcharges associated with the continued rise in raw material input costs also are expected to increase in the third quarter.  Overall, the Company is currently forecasting an operating profit for the third quarter of 2008 of approximately $170 to $175 per ton.

Liquidity and Capital Resources

At June 30, 2008, the Company had total liquidity of $1,061.7 consisting of $380.8 of cash and cash equivalents and $680.9 of availability under the Company’s $850.0 five-year revolving credit facility.  At June 30, 2008, there were no outstanding borrowings under the credit facility; however, availability was reduced by $169.1 due to outstanding letters of credit.  Availability under the credit facility fluctuates monthly based on the varying levels of eligible collateral.  It is secured by the Company’s inventory and accounts receivable.

Cash used by operations totaled $239.0 for the six months ended June 30, 2008.  The primary source of cash was net income from the Company’s operating activities.  This was offset by the Company’s uses of cash in the first half of 2008 related to the Company’s initial contribution of $468.0 to the VEBA Trust, and $150.0 in early pension contributions, as described in more detail below, and a $15.1 increase in the Company’s working capital.  The increase in working capital resulted from higher accounts receivable associated with the Company’s record second quarter sales along with higher inventories primarily related to higher raw material costs, partially offset by higher accounts payable related to an increase in raw materials costs.

The Company made early pension contributions of $75.0 in the first quarter of 2008 and $75.0 in the second quarter of 2008.  With the completion of these early contributions, no additional pension payments will be required for 2008. The Company also has announced plans to make an additional early pension contribution of $75.0 in the third quarter of 2008, which is expected to reduce the Company’s future funding requirements.  Following that contribution, the Company will have made $834.0 in pension fund contributions since 2005.  Currently, the Company estimates required pension contributions for 2009 through 2011 to be approximately $150.0 to $175.0 per year.  The calculation of estimated future pension contributions requires the use of assumptions concerning future events.  The most significant of these assumptions relate to future investment performance of the pension funds, actuarial data relating to plan participants and the benchmark interest rate used to discount future benefits to their present value. Because of the variability of factors underlying these assumptions, including the possibility of future pension legislation, the reliability of estimated future pension contributions decreases as the length of time until the contributions must be made increases.

In the first quarter of 2008, the Company reached a settlement with the Middletown Works retirees that requires the Company to make a total of $663.0 in payments to the VEBA Trust.  The Company made the initial contribution of $468.0 in March 2008 and is required to make three subsequent annual payments of $65.0.

During the six months ended June 30, 2008, net cash used by investing activities totaled $89.7, primarily from capital investments.  Capital spending for the year 2008 is expected to total approximately $200.0.

During the six months ended June 30, 2008, cash used by financing activities totaled $4.1, primarily the result of common stock dividends paid of $11.2 and purchase of treasury stock of $9.5, partially offset by excess tax benefits from stock-based compensation of $12.3 and proceeds from the exercise of stock options of $3.3.

On March 24, 2008, the Company’s Board of Directors approved a 20-year supply contract with Middletown Coke Company, Inc. (“Middletown Coke”), an affiliate of SunCoke Energy, Inc. (“SunCoke”), to provide the Company with metallurgical-grade coke and electrical power.  The coke and power will come from a new facility to be constructed, owned and operated by Middletown Coke adjacent to the Company’s Middletown Works.  The proposed new facility will produce about 550,000 tons of coke and 50 megawatts of electrical power annually.  The anticipated cost to build the facility is approximately $340.0.  Under the agreement, the Company will purchase all of the coke and electrical power generated from the new plant for at least 20 years, helping the Company achieve its goal of more fully integrating its raw material supply and providing about 25% of the power requirements of Middletown Works.  The agreement is contingent upon, among other conditions, Middletown Coke receiving all necessary local, state and federal approvals and permits, as well as available economic incentives, to build and operate the proposed new facility.  There are no plans to idle any existing cokemaking capacity if the proposed SunCoke project is consummated.

On July 21, 2008, the Company announced a $21.0 capital investment to further expand the Company’s production capabilities for high value-added, grain-oriented electrical steels that are currently in strong demand in both United States and global markets.  The project includes installation of new production equipment at the Company’s Butler Works to utilize the Company's proprietary special annealing technology, as well as upgrades to an existing processing line at Butler Works.  In addition to enhancing production capacity for higher quality grades of electrical steels, the project also will help improve the Company’s product mix flexibility.  The Company expects the project to be completed in late 2009.  This capital investment is an addition to a previously-announced project currently underway at the Company's Butler and Zanesville Works which was the Company’s fourth project in the past four years to expand production of electrical steels.

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

In the ordinary course of business, the Company is exposed to market risk for price fluctuations of raw materials and energy sources.  In 2008, the prices of raw materials and energy, including iron ore, scrap, purchased carbon slabs, chrome, aluminum and natural gas, have increased significantly and the prices of these items remain volatile.  The

Company continues to negotiate with its customers to add and/or expand raw material and energy surcharges in its customer agreements as existing agreements expire and new agreements are negotiated, but the amount of increases in natural gas and raw material costs which the Company will be able to pass on to its customers in the form of a surcharge or increased pricing is uncertain.

The Company uses cash settled commodity price swaps and/or options to hedge the market risk associated with the purchase of certain of its raw materials and energy requirements.  Such hedges routinely are used with respect to a portion of the Company’s natural gas and nickel requirements and are sometimes used with respect to its aluminum and zinc requirements.  The Company’s hedging strategy is designed to protect it against normal volatility.  However, abnormal price increases in any of these commodity markets could negatively impact operating costs.  Gains and losses from the use of these instruments are deferred in accumulated other comprehensive income on the condensed consolidated balance sheets and recognized into cost of products sold in the same period as the underlying transaction.  At June 30, 2008, accumulated other comprehensive income included $31.0 in unrealized gains, net of tax, for the fair value of these derivative instruments.  The following table presents the negative effect on pretax income of a hypothetical change in the fair value of derivative instruments outstanding at June 30, 2008, due to an assumed 10% and 25% decrease in the market price of each of the indicated commodities.

Commodity Derivative	10% Decrease	25% Decrease
Natural Gas	$11.0	$27.4
Nickel	0.8	1.2

Because these instruments are structured and used as hedges, these hypothetical losses would be offset by the benefit of lower prices paid for the physical commodity.  The Company currently does not enter into swap or option contracts for trading purposes.

The Company is also subject to risks of exchange rate fluctuations on a small portion of inter-company receivables that are denominated in foreign currencies.  The Company occasionally uses forward currency contracts to manage exposures to certain of these currency price fluctuations.  At June 30, 2008, the Company had outstanding forward currency contracts with a total notional value of $27.7 for the sale of euros.  Based on the contracts outstanding at June 30, 2008, a 10% increase in the dollar to euro exchange rate would result in a $2.8 pretax loss in the value of these contracts, which would offset the income benefit of a more favorable exchange rate.

Item 4.	Controls and Procedures.

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information is disclosed and accumulated and communicated to management in a timely fashion.  An evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed as of the end of the period covered by this report.  This evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

On June 26, 2002, seventeen individuals filed a purported class action against AK Steel in the United States District Court for the Southern District of Ohio, Case No. C-1-02-467.  As subsequently amended, the complaint alleges that AK Steel discriminates against African-Americans in its hiring practices and that AK Steel discriminates against all of its employees by preventing its employees from working in a racially integrated environment free from racial discrimination.  The named plaintiffs seek various forms of declaratory, injunctive and unspecified monetary relief (including back pay, front pay, lost benefits, lost seniority and punitive damages) for themselves and unsuccessful African-American candidates for employment at AK Steel.  On January 19, 2007, the Court conditionally certified two subclasses of unsuccessful African-American candidates.  On June 15, 2007, AK Steel filed a motion to decertify one of those subclasses.  On January 14, 2008, AK Steel filed motions for summary judgment on all claims.  On April 9, 2008, the Court granted AK Steel’s motion for summary judgment with respect to the disparate treatment claims of four of the named plaintiffs and those claims have been dismissed with prejudice.  In addition, the claims of several other plaintiffs have been dismissed for various reasons.  There remain a total of six plaintiffs, including five with claims as class representatives and one with an individual claim.  The other motions referred to above, including AK Steel’s motion for summary judgment with respect to the plaintiff with individual claims, remain pending.  The trial of this matter has been scheduled for June 2008 but on April 23, 2008, the Court vacated the June trial date.  On May 29, 2008, AK Steel reached a settlement (the “Bert Settlement”) with the class representatives (on behalf of themselves and the entire classes) and the one remaining plaintiff whose individual claim has not dismissed.  The Bert Settlement is subject to court approval.  On July 8, 2008, the court issued an order giving preliminary approval of the Bert Settlement and scheduling a hearing (the “Fairness Hearing”) on final approval for October 21, 2008.  Under the terms of the Bert Settlement, AK Steel will no longer use the pre-employment test at issue in the litigation, and will have pre-employment tests used at its Middletown Works and Ashland Works validated by an expert agreed to by the parties.  In addition, AK Steel also will pay ten thousand dollars to each of five class representatives and to the one remaining individual plaintiff.  AK Steel will contribute to a common fund the amount of three thousand four hundred dollars for each class member who files a timely proof of claim, to be distributed by class counsel.  There are an estimated 154 class members.  AK Steel will further pay to class counsel $0.75 in attorneys’ fees.  None of these payments is due until after judgment from the Court dismissing all claims covered by the Bert Settlement is final (i.e. not subject to any appeals).  If the Bert Settlement is not given final approval by the Court, AK Steel will continue to contest this matter vigorously.

Since 1990, AK Steel (or its predecessor, Armco Inc.) has been named as a defendant in numerous lawsuits alleging personal injury as a result of exposure to asbestos.  As of December 31, 2007, there were approximately 426 such lawsuits pending against AK Steel.  The great majority of these lawsuits have been filed on behalf of people who claim to have been exposed to asbestos while visiting the premises of a current or former AK Steel facility.  Approximately 40% of these premises suits arise out of claims of exposure at a facility in Houston, Texas that has been closed since 1984.  When such an asbestos lawsuit initially is filed, the complaint typically does not include a specific dollar claim for damages.  Only 135 of the 426 cases pending at December 31, 2007 in which AK Steel is a defendant include specific dollar claims for damages in the filed complaints.  Those 135 cases involve a total of almost 2,600 plaintiffs and 17,317 defendants.  In these cases, the complaint typically includes a monetary claim for compensatory damages and a separate monetary claim in an equal amount for punitive damages, and does not attempt to allocate the total monetary claim among the various defendants.  For example, 120 of the 135 cases involve claims of $0.2 or less, seven involve claims of between $0.2 and $5.0, five involve claims of between $5.0 and $15.0, and three involve claims of $20.0.  In each case, the amount described is per plaintiff against all of the defendants collectively.  Thus, it usually is not possible at the outset of a case to determine the specific dollar amount of a claim against AK Steel.  In fact, it usually is not even possible at the outset to determine which of the plaintiffs actually will pursue a claim against AK Steel.  Typically, that can only be determined through written interrogatories or other discovery after a case has been filed.  Thus, in a case involving multiple plaintiffs and multiple defendants, AK Steel initially only accounts for the lawsuit as one claim against it.  After AK Steel has determined through discovery whether a particular plaintiff will pursue a claim against it, it makes an appropriate adjustment to statistically account for that specific claim.  It has been AK Steel’s experience to date that only a small percentage of asbestos plaintiffs ultimately identify AK Steel as a target defendant from whom they actually seek damages and most of these claims ultimately are either dismissed or settled for a small fraction of the damages initially claimed.  Set forth below is a chart showing the number of new claims filed (accounted for as described above), the number of pending claims disposed of (i.e. settled or otherwise dismissed), and the approximate net amount of dollars paid on behalf of AK Steel in settlement of asbestos-related claims in 2007 and 2006.

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

As previously reported, on January 2, 2002, John D. West, a former employee, filed a class action in the United States District Court for the Southern District of Ohio against the AK Steel Corporation Retirement Accumulation Pension Plan, or AK RAPP, and the AK Steel Corporation Benefit Plans Administrative Committee.  Mr. West claims that the method used under the AK RAPP to determine lump sum distributions does not comply with the Employment Retirement Income Security Act of 1974 (“ERISA”) and resulted in underpayment of benefits to him and the other class members.  The District Court ruled in favor of the plaintiff class and on March 29, 2006 entered an amended final judgment against the defendants in the amount of $37.6 in damages and $7.3 in prejudgment interest, for a total of approximately $44.9, with post judgment interest accruing at the rate of 4.7% per annum until paid.  The defendants appealed to the United States Court of Appeals for the Sixth Circuit.  On April 20, 2007, a panel of the Court of Appeals issued an opinion in which it affirmed the decision of the District Court.  On August 15, 2007, the defendants filed a motion to stay the issuance of a mandate pending the filing of a petition for certiorari.  On August 28, 2007, the Court of Appeals granted the motion.  On November 16, 2007, defendants filed a petition for certiorari with the Supreme Court of the United States.  That petition remains pending.  The defendants intend to continue to contest this matter vigorously.  In the event the plaintiffs ultimately prevail in this litigation, the funds for the payments to class members pursuant to the judgment will come from the AK Steel Master Pension Trust.  The Company’s pension liability was re-measured as of April 30, 2007 to include the amount of this liability as of that date.  That amount was $47.4.  The Company’s current estimates of its future funding obligations for its pension liabilities thus include a $47.4 liability associated with this case.  As of June 30, 2008, the amount of the judgment plus total accrued interest in this case was approximately $49.9.  See discussion of future pension funding obligations in Part I, Item 2, Liquidity and Capital Resources.

On October 20, 2005, two individuals filed a purported class action against AK Steel and the AK Steel Corporation Benefit Plans Administrative Committee in the United States District Court for the Southern District of Ohio, Case No. 1:05-cv-681. The complaint alleges that the defendants incorrectly calculated the amount of surviving spouse benefits due to be paid to the plaintiffs under the applicable pension plan.  On December 19, 2005, the defendants filed their answer to the complaint. The parties subsequently filed cross-motions for summary judgment on the issue of whether the applicable plan language had been properly interpreted.  On September 28, 2007, the United States Magistrate Judge assigned to the case issued a Report and Recommendation in which he recommended that the plaintiffs’ motion for partial summary judgment be granted and that the defendants’ motion be denied.  The defendants filed timely objections to the Magistrate’s Report and Recommendation.   On March 31, 2008, the court issued an order adopting the Magistrate’s recommendation and granting partial summary judgment to the plaintiffs on the issue of plan interpretation.   The defendants subsequently filed a motion asking the court to certify the case for an immediate appeal to the United States Court of Appeals for the Sixth Circuit and seeking a stay pending appeal.  On May 29, 2008, the court denied the defendants’ motion seeking an immediate appeal and stay.   The case now will proceed forward with respect to discovery on the issue of damages.  The plaintiffs have filed a motion for class certification which remains pending.  No trial date has been set.  The defendants intend to contest this matter vigorously.

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

Middletown Works Retiree Healthcare Benefits Litigation

On June 1, 2006, AK Steel notified approximately 4,600 of its current retirees (or their surviving spouses) who formerly were hourly and salaried members of the Armco Employees Independent Federation (“AEIF”) that AK Steel was terminating their existing healthcare insurance benefits plan and implementing a new plan more consistent with current steel industry practices which would require the retirees to contribute to the cost of their healthcare benefits, effective October 1, 2006.  On July 18, 2006, a group of nine former hourly and salaried members of the AEIF filed a purported class action (the “Retiree Action”) in the United States District Court for the Southern District of Ohio (the “Court”), Case No. 1-06CV0468, alleging that AK Steel did not have a right to make changes to their healthcare benefits. The named plaintiffs in the Retiree Action sought, among other things, injunctive relief (including an order retroactively rescinding the changes) for themselves and the other members of the putative class.  On August 4, 2006, the plaintiffs in the Retiree Action filed a motion for a preliminary injunction seeking to prevent AK Steel from implementing the previously announced changes to healthcare benefits with respect to the AEIF-represented hourly employees.  AK Steel opposed that motion, but on September 22, 2006 the trial court issued an order granting the motion.  On that same day, AK Steel filed a notice of appeal to the United States Court of Appeals for the Sixth Circuit seeking a reversal of the decision to grant the preliminary injunction.  While the appeal was pending, however, AK Steel announced on October 8, 2007 that it had reached a tentative settlement (the “Settlement”) of the claims of the retirees in the Retiree Action.  Accordingly, on October 18, 2007, the pending appeal from the preliminary injunction was dismissed at the request of the parties.

The Settlement was subject to approval by the Court.  On October 25, 2007, the parties filed a joint motion asking the Court to approve the Settlement.  On November 1, 2007, an order was issued by the Court granting the plaintiffs’ renewed motion for class certification. On November 2, 2007, the Court issued an order giving preliminary approval of the Settlement and scheduled a hearing (the “Fairness Hearing”) on final approval of the Settlement beginning on February 12, 2008.  In November 2007, notice of the Settlement was sent to all retirees or their surviving spouses who would be covered by the terms of the Settlement (collectively, the “Class Members”).  Between the time the original notification of the benefit changes was sent on June 1, 2006 and the time that membership in the class was determined, the number of Class Members had increased to approximately 4,870.  With dependents of the Class Members, the total number of persons covered by the Settlement is approximately 8,300.  The Class Members were given the opportunity to object to the Settlement in writing and, if they so objected in writing, to oppose it orally at the Fairness Hearing.  A group of retirees did file objections.  The Fairness Hearing was conducted on February 12-13, 2008.  The objecting retirees were represented by counsel at the Fairness Hearing and did oppose the Settlement.  On February 21, 2008, the Court issued a written decision approving the Settlement.  The final judgment (the “Judgment”) formally approving the Settlement was entered on February 29, 2008.  The Settlement became effective on that date.  The Class Members who opposed the Settlement have filed appeals from the Judgment to the United

States Court of Appeals for the Sixth Circuit, Case Nos. 08-3166 and 08-3354.  No briefs have yet been filed or hearing date set in those appeals.

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

As noted above, Class Members who objected to the Settlement have filed an appeal from the Judgment.  The Settlement includes terms which contemplate that possibility.  During the pendency of the appeal, the VEBA Trust will continue to be responsible for the OPEB Obligations to the Class Members.  If the appeal is still pending at the time the next payment is due from AK Steel to the VEBA Trust under the terms of the Settlement, the funds which otherwise would have been paid to the VEBA Trust will be placed into an escrow account to be invested by the Trustees of the VEBA Trust.  If the Judgment is affirmed on appeal, the funds placed into the escrow account, including interest or other earnings or losses, will be paid to the VEBA Trust.  If, however, the Judgment is reversed, modified or vacated as a result of the appeal in such a way as to place the responsibility on AK Steel for payment of all of the OPEB Obligations to Class Members, then all of the monies placed into the escrow account, including interest or other earnings or losses, will revert to AK Steel. In addition, under those circumstances, AK Steel will be immediately designated as the sole fiduciary controlling the VEBA Trust and all assets of the VEBA Trust will be subject to, and payable in connection with, any health or welfare plans maintained and controlled by AK Steel for the benefit of any of its employees or retirees, not just the Class Members.  In the event of a reversal, modification or vacation of the Judgment that results in only part of the OPEB Obligations returning to the responsibility of AK Steel, then AK Steel will be designated as the sole fiduciary with respect to an appropriate pro-rata share of the VEBA Trust assets relative to the portion of the OPEB Obligations for which AK Steel has resumed responsibility.

Once the Settlement becomes final and no longer subject to appeal, the Company’s only remaining liability with respect to the OPEB Obligations to the Class Members will be to contribute whatever portion of the $663.0 due to the VEBA Trust that has not yet been paid at that time.  At the time of the Fairness Hearing, the Company’s total OPEB liability for all of its retirees was approximately $2.0 billion.  Of that amount, approximately $1.0 billion was attributable to the Class Members.  Immediately following the Judgment approving the Settlement, the Company’s total OPEB liability was reduced by approximately $339.1.  This reduction in the Company’s OPEB liability is being treated as a negative plan amendment and amortized as a reduction to net periodic benefit cost over approximately eleven years.  This negative plan amendment will result in an annual net periodic benefit cost reduction of approximately $30.0 in addition to the lower interest costs associated with the lower OPEB liability.  Upon payment on March 4, 2008 of the initial $468.0 contribution by AK Steel to the VEBA Trust in accordance with the terms of the Settlement, the Company’s total OPEB liability was reduced further to approximately $1.1 billion.  The Company’s total OPEB liability will be reduced further by the amount of each subsequent annual $65.0 payment.  In total, it is expected that the $663.0 Settlement with the Class Members, if the Judgment is upheld on appeal, ultimately will reduce the Company’s total OPEB liability by approximately $1.0 billion.

Other than as described above, under the terms of the Settlement, the Company will have no other liability or responsibility with respect to OPEB Obligations to the Class Members.

As noted above, if the Judgment approving the Settlement is not affirmed on appeal, the result will be that the Company resumes responsibility, in whole or in part (depending upon the terms of the judicial decision reversing, vacating or modifying the Judgment) for the OPEB Obligations to some or all of the Class Members. Under such circumstances, the Company’s total OPEB liability would increase accordingly, but the Company cannot reliably project at this time the amount of that increase because it is dependent upon the specific terms of the judicial decision.  At that point, as to any such OPEB Obligations for which the Company has resumed responsibility as a result of the judicial decision, AK Steel would restart the retiree litigation and seek to judicially enforce what it continues to believe is its contractual right to unilaterally reduce, or even completely eliminate, healthcare benefits provided to any Class Members as to whom the Settlement no longer applies.

For accounting purposes, a settlement of the Company’s OPEB Obligations related to the Class Members will be deemed to have occurred when AK Steel makes the last $65.0 payment called for under the Settlement, assuming that there are no legal appeals pending at that time.

Item 1A.	Risk Factors.

The Company cautions readers that its business activities involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management.  There were no updates to the Company’s descriptions of risk factors reported in its Annual Report on Form 10-K for the calendar year 2007.

Item 2.	Unregistered Sales of Securities and Use of Proceeds.

There were no unregistered sales of equity securities in the quarter ended June 30, 2008.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
April 1 through 30, 2008	1,902	$65.12	—
May 1 through 31, 2008	361	69.82	—
June 1 through 30, 2008	1,068	70.15	—
Total	3,331	$67.24	—	$46.4

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

The payment of cash dividends is subject to a restrictive covenant contained in the instruments governing most of the Company’s outstanding senior debt.  The covenant allows the payment of dividends, if declared by the Board of Directors, and the redemption or purchase of shares of its outstanding capital stock, subject to a formula that reflects cumulative net earnings.  During the period from 2001 to the third quarter of 2007, the Company was not permitted under the formula to pay a cash dividend on its common stock as a result of cumulative losses recorded before and during that period.  During the third quarter of 2007, the cumulative losses calculated under the formula were eliminated due to the improved financial performance of the Company.  Accordingly, a cash dividend is now permissible under the senior debt covenants.  As of June 30, 2008, the limitation on these restricted payments was approximately $153.1.  Restrictive covenants also are contained in the instruments governing the Company’s $850.0 asset-based revolving credit facility.  Under the credit facility covenants, dividends are not restricted unless availability falls below $150.0, at which point dividends would be limited to $12.0 annually.  Currently, the availability under the asset-based revolving credit facility of $680.9 significantly exceeds $150.0.  Accordingly, currently none of the covenants prevent the Company from declaring and paying a dividend to its shareholders.

On April 22, 2008, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock, payable on June 10, 2008, to shareholders of record on May 16, 2008.  Also, on July 22, 2008, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock, payable on September 10, 2008, to shareholders of record on August 15, 2008.

The Company made no open market purchases of any of its equity securities during the first half of 2008.  In April 2000, the Board of Directors authorized the Company to repurchase, from time to time, up to $100.0 of its outstanding equity securities.  Through September 2002, the Company expended $53.6 to purchase 3,702,600 shares of its common stock and all of the outstanding shares of its $3.625 cumulative convertible preferred stock after declaring and paying all current and accrued dividends then outstanding.  The Company’s ability to purchase shares under this authorization is subject to the same debt covenant discussed above that can restrict dividend payments.  Beginning in 2002 and continuing until the third quarter of 2007, the Company was not permitted as a result of this restrictive covenant to repurchase further shares under the April 2000 authorization.  Since the third quarter of 2007, the Company could again repurchase shares, but has not yet done so and will announce its intent to re-activate this share repurchase program before making future purchases.

Item 4.	Submission of Matters to a Vote of the Security Holders.

The Company’s Annual Meeting of Stockholders was held on May 29, 2008.  The following items of business were conducted at this meeting:

Election of Directors.  All eleven nominees were elected.  The following table sets forth the voting results:

	Votes For	Votes Withheld
Richard A. Abdoo	92,608,119	85,077
John S. Brinzo	92,601,628	91,568
Dennis C. Cuneo	92,611,830	81,366
William K. Gerber	91,994,759	698,436
Dr. Bonnie G. Hill	92,066,698	626,497
Robert H. Jenkins	92,411,985	281,211
Daniel J. Meyer	91,991,256	701,940
Ralph S. Michael, III	92,600,853	92,342
Shirley D. Peterson	91,985,373	707,822
Dr. James A. Thomson	91,797,326	895,869
James L. Wainscott	92,474,620	218,576

Ratification of the Company’s independent registered public accounting firm.  The proposal for the ratification of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for 2008 was approved.  The following table sets forth the voting results:

Number of shares voted for	Number of shares voted against	Number of shares abstained

91,672,654	1,000,099	20,443

Re-approval of the Company’s Management Incentive Program performance goals.  The proposal for the re-approval of the performance goals of the Company’s Annual Management Plan was approved.  The following table sets forth the voting results:

Number of shares voted for	Number of shares voted against	Number of shares abstained

89,314,679	3,339,313	39,203

Item 6.	Exhibits.

Exhibit 10.1.
AK Steel Corporation Annual Management Incentive Plan (as amended and restated as of October 18, 2007) approved by the stockholders on May 29, 2008 (incorporated herein by reference to Exhibit A to the AK Steel Holding Corporation Definitive Proxy Statement as filed with the Commission on Schedule 14A on April 17, 2008).

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

AK STEEL HOLDING CORPORATION
(Registrant)

Dated:	August 5, 2008	/s/ Albert E. Ferrara, Jr.
Albert E. Ferrara, Jr.
Vice President, Finance and Chief Financial Officer

Dated:	August 5, 2008	/s/ Roger K. Newport
Roger K. Newport
Controller and Chief Accounting Officer