Form 10-Q
period 2008-09-30
AK STEEL HOLDING CORP
filed 2008-11-04
CIK 918160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

_________________________________

FORM 10-Q
_________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

112,016,138 shares of common stock
(as of October 31, 2008)

AK STEEL HOLDING CORPORATION

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

AK STEEL HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(unaudited)	2008	2007	2008	2007

Net sales	$2,157.6	$1,721.7	$6,185.6	$5,311.1

Cost of products sold (exclusive of items shown below)	1,740.9	1,453.5	5,146.4	4,486.5
Selling and administrative expenses	56.6	55.4	168.1	164.9
Depreciation	50.5	49.3	153.9	149.0
Pension curtailment charges	—	—	—	39.8

Total operating costs	1,848.0	1,558.2	5,468.4	4,840.2

Operating profit	309.6	163.5	717.2	470.9

Interest expense	11.6	14.9	34.9	56.4
Other income, net	0.7	4.5	9.7	12.7

Income before income taxes	298.7	153.1	692.0	427.2

Income tax benefit due to state tax law changes	—	(11.8)	—	(12.0)
Income tax provision	110.4	56.5	257.4	158.2

Net income	$188.3	$108.4	$434.6	$281.0

Basic earnings per share:
Net income per share	$1.69	$0.98	$3.89	$2.54

Diluted earnings per share:
Net income per share	$1.67	$0.97	$3.86	$2.51

Common shares and common share equivalents outstanding (weighted average in millions):
Basic	111.7	111.0	111.6	110.7
Diluted	112.5	112.1	112.5	111.8

Dividends declared and paid per share	$0.05	—	$0.15	—

-----------------------------
See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions)
	September 30,	December 31,
(unaudited)	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$441.4	$713.6
Accounts receivable, net	857.8	675.0
Inventory, net	819.6	646.8
Deferred tax assets	311.8	357.6
Other current assets	47.3	33.8
Total Current Assets	2,477.9	2,426.8

Property, Plant and Equipment	5,233.6	5,131.1
Less accumulated depreciation	(3,211.3)	(3,065.2)
Property, Plant and Equipment, net	2,022.3	2,065.9

Other Assets:
Investment in AFSG Holdings, Inc.	55.6	55.6
Other investments	50.8	42.9
Goodwill	37.1	37.1
Other intangible assets	0.3	0.3
Deferred tax assets	235.1	549.5
Other non-current assets	14.5	19.3
TOTAL ASSETS	$4,893.6	$5,197.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$729.5	$588.2
Accrued liabilities	252.7	214.0
Current portion of long-term debt	12.8	12.7
Current portion of pension and other postretirement benefit obligations	150.3	158.0
Total Current Liabilities	1,145.3	972.9

Non-current Liabilities:
Long-term debt	652.3	652.7
Pension and other postretirement benefit obligations	1,492.9	2,537.2
Other non-current liabilities	168.3	159.9
Total Non-current Liabilities	2,313.5	3,349.8

TOTAL LIABILITIES	3,458.8	4,322.7
Stockholders’ Equity:
Preferred stock, authorized 25,000,000 shares	—	—
Common stock, authorized 200,000,000 shares of $.01 par value each;
issued 2008, 121,269,867 shares, 2007, 120,302,930 shares;
outstanding 2008, 112,210,434 shares, 2007, 111,497,682 shares	1.2	1.2
Additional paid-in capital	1,892.5	1,867.6
Treasury stock, common shares at cost, 2008, 9,059,433 shares;
2007, 8,805,248 shares	(136.4)	(126.8)
Accumulated deficit	(504.7)	(915.1)
Accumulated other comprehensive income	182.2	47.8
TOTAL STOCKHOLDERS’ EQUITY	1,434.8	874.7

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,893.6	$5,197.4

-----------------------------
See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
	Nine Months Ended
	September 30,
(unaudited)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$434.6	$281.0
Depreciation	153.9	149.0
Amortization	8.7	12.6
Deferred income taxes	229.9	88.1
Pension contributions	(225.0)	(250.0)
Contribution to Middletown retirees VEBA	(468.0)	—
Pension and other postretirement payments greater than benefits expense	(62.9)	(48.9)
Pension curtailment charge	—	39.8
Excess tax benefits from stock-based compensation	(12.4)	(6.1)
Working capital	(178.3)	131.9
Other items, net	(19.6)	2.9
Net cash flows from operating activities	(139.1)	400.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	(120.8)	(63.5)
Investments, net	(8.2)	4.3
Proceeds from sale of property, plant and equipment	8.0	0.1
Proceeds from draw on restricted funds for emission control expenditures	—	2.5
Other items, net	0.3	0.8
Net cash flows from investing activities	(120.7)	(55.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of long-term debt	(0.5)	(450.0)
Fees related to new credit facility	—	(2.6)
Proceeds from exercise of stock options	3.3	9.1
Purchase of treasury stock	(9.6)	(1.8)
Excess tax benefits from stock-based compensation	12.4	6.1
Common stock dividends	(16.8)	—
Other items, net	(1.2)	0.9
Net cash flows from financing activities	(12.4)	(438.3)

Net decrease in cash and cash equivalents	(272.2)	(93.8)

Cash and cash equivalents, beginning of period	713.6	519.4
Cash and cash equivalents, end of period	$441.4	$425.6

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Interest, net of capitalized interest	$25.8	$56.1
Income taxes	52.8	16.0

Supplemental disclosure of non-cash investing and financing activities —
Issuance of restricted common stock	$5.5	$4.5

-----------------------------
See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data)

1.	Basis of Presentation

In the opinion of the management of AK Steel Holding Corporation (“AK Holding”) and AK Steel Corporation (“AK Steel”, and together with AK Holding, the “Company”), the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2008, the results of its operations for the three- and nine-month periods ended September 30, 2008 and 2007, and its cash flows for the nine-month periods ended September 30, 2008 and 2007.  The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2007.

2.	Earnings and Dividends Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Income for calculation of basic and diluted earnings per share:
Net income	$188.3	$108.4	$434.6	$281.0
Common shares outstanding (weighted average in millions):
Common shares outstanding for basic earnings per share	$111.7	$111.0	$111.6	$110.7
Effect of dilutive stock-based compensation	0.8	1.1	0.9	1.1
Common shares outstanding for diluted earnings per share	$112.5	$112.1	$112.5	$111.8
Basic earnings per share:
Net income per share	$1.69	$0.98	$3.89	$2.54
Diluted earnings per share:
Net income per share	$1.67	$0.97	$3.86	$2.51

On July 22, 2008, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock, payable on September 10, 2008, to shareholders of record on August 15, 2008.  This was in addition to previous cash dividends of $0.05 per share of common stock paid on March 10, 2008 and June 10, 2008.

3.	Inventories

Inventories are valued at the lower of cost or market.  The cost of the majority of inventories is measured on the last in, first out (LIFO) method.  Other inventories are measured principally at average cost.

	September 30,	December 31,
	2008	2007
Finished and semi-finished	$1.077.4	$823.4
Raw materials	548.6	362.5
Total cost	1,626.0	1,185.9
Adjustment to state inventories at LIFO value	(806.4)	(539.1)
Net inventories	$819.6	$646.8

4.	Pension and other postretirement benefits

Net periodic benefit costs for pension and other postretirement benefits were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Pension Benefits
Service cost	$2.0	$4.5	$6.0	$13.3
Interest cost	53.3	51.6	159.7	156.4
Expected return on assets	(60.5)	(60.1)	(181.4)	(172.9)
Amortization of prior service cost	1.1	1.3	3.0	3.2
Amortization of loss	4.3	3.7	12.9	11.7
Curtailment loss	—	—	—	39.8
Net periodic benefit cost	$0.2	$1.0	$0.2	$51.5

Other Postretirement Benefits
Service cost	$1.1	$1.1	$3.3	$3.8
Interest cost	16.2	29.3	56.4	87.6
Amortization of prior service cost	(19.6)	(12.6)	(53.5)	(39.1)
Amortization of loss	0.7	3.2	2.0	9.6
Net periodic benefit cost	$(1.6)	$21.0	$8.2	$61.9

The decrease in Net periodic benefit cost for Pension Benefits for the nine months ended September 30, 2008 was principally the result of total curtailment charges of $39.8 recorded in the nine months ended September 30, 2007.  These curtailment charges related to modified retiree pension benefits negotiated in connection with new labor contracts at the Company’s Middletown Works and Mansfield Works.  There were no such curtailment charges in the nine months ended September 30, 2008.  Additionally, the Net periodic benefit cost was impacted by an increase of $0.4 and $8.5, respectively, in the expected return on assets for the three months and nine months ended September 30, 2008.  The increase in the expected return contributed to the overall decrease in the net periodic benefit cost and is attributable to the presence of greater assets in the pension trust in 2008 versus 2007 due to the Company’s pension contributions in 2007 and 2008.

The decrease in Net periodic benefit cost for Other Postretirement Benefits for the three and nine months ended September 30, 2008 was primarily the result of court approval of a settlement with a group of retirees from the Company’s Middletown Works.  Under the terms of the settlement, AK Steel transferred to a Voluntary Employees Beneficiary Association trust (the “VEBA Trust”) all postretirement benefit obligations (the “OPEB Obligations”) owed to the class members under the Company’s applicable health and welfare plans and will have no further liability for any claims incurred by the class members after the effective date of the settlement relating to their OPEB Obligations.  For a more detailed discussion of the terms of the settlement – which is still subject to appeal – see discussion of “Middletown Works Retiree Healthcare Benefits Litigation” in Note 9, below.  The VEBA Trust will be utilized to fund the future OPEB Obligations to the covered retirees.  Under the terms of the settlement, AK Steel was obligated to initially fund the VEBA Trust with a contribution of $468.0 in cash within two business days of the effective date of the settlement.  AK Steel made this contribution on March 4, 2008.  AK Steel further is obligated under the settlement to make three subsequent annual cash contributions of $65.0 each, for a total contribution of $663.0.  As a result of this settlement, the Company remeasured its obligations for retiree benefits as of March 1, 2008.  The obligation was reduced by a negative plan amendment of $339.1 and an actuarial gain of $2.1 primarily due to the lower than expected benefit payments since the prior measurement date.  The obligation also was reduced as the result of the initial $468.0 contribution to the VEBA Trust.  The obligation will be reduced further by each of the $65.0 contributions to the VEBA trust.  The remeasurement of the retiree medical benefits at March 1, 2008 reduced net periodic benefit cost by approximately $45.8 in the first nine months of 2008 and will lower this cost by approximately $19.6 in the fourth quarter of 2008.

The schedule below includes amounts calculated based on a benefit obligation measurement date of March 1, 2008.  The assumptions used in the calculation of the obligation did not change from October 31, 2007 to March 1, 2008.

	Other Postretirement Benefits
	September 30,	December 31,
	2008	2007
Change in benefit obligations:
Benefit obligations at beginning of period	$1,941.2	$2,103.6
Service cost	4.0	4.9
Interest cost	74.9	116.8
Plan participants’ contributions	8.6	27.9
Actuarial gain	(2.1)	(149.4)
Amendments	(339.1)	19.0
VEBA contributions	(468.0)	—
Benefits paid	(108.0)	(181.6)
Benefit obligations at end of period	$1,111.5	$1,941.2
Change in plan assets:
Fair value of plan assets at beginning of year	$23.7	$24.6
Employer contributions	76.1	152.8
Plan participants’ contributions	8.6	27.9
Benefits paid	(108.0)	(181.6)
Fair value of plan assets at end of period	$0.4	$23.7
Funded status	$(1,111.1)	$(1,917.5)
Amounts recognized in the consolidated balance sheets:
Current liabilities	$(148.3)	$(156.0)
Noncurrent liabilities	(962.8)	(1,761.5)
Net amount recognized	$(1,111.1)	$(1,917.5)
Amounts recognized in accumulated other comprehensive income:
Actuarial loss	$41.8	$46.4
Prior service credit	(608.4)	(330.6)
Net amount recognized	$(566.6)	$(284.2)
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial gain	$(2.1)	$(151.2)
Recognized actuarial loss	(2.0)	(12.8)
Prior service cost (credit)	(339.1)	19.0
Recognized prior service credit	53.4	51.6
Total recognized in other comprehensive income	$(289.8)	$(93.4)

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

The total projected future benefit obligation of the Company with respect to payments for healthcare benefits to the Company’s retirees is accounted for as “Pension and other postretirement benefit obligations” in the Company’s condensed consolidated balance sheets.  The net amount of the liability recognized by the Company, as of September 30, 2008, for future payment of such benefit obligations was approximately $1.1 billion, compared to nearly $2.0 billion at December 31, 2007.

Assumed healthcare cost trend rates have a significant effect on the amounts reported for healthcare plans.  As of September 30, 2008, a one-percentage-point change in the assumed healthcare cost trend rates would have the following effects:

	One-Percentage-Point:
	Increase	Decrease
Effect on total service cost and interest cost components	$2.0	$(1.8)
Effect on postretirement benefit obligation	33.8	(30.3)

Accounting for retiree healthcare benefits requires the use of actuarial methods and assumptions, including assumptions about current employees’ future retirement dates, the anticipated mortality rate of retirees, anticipated future increases in healthcare costs, the obligation of the Company under future collective bargaining agreements with respect to healthcare benefits for retirees and the outcome of the pending appeal in the Middletown Works Retiree Healthcare Benefits Litigation.  Changing any of these assumptions could have a material impact on the calculation of the Company’s total obligation for future healthcare benefits.  There are a variety of circumstances which could result in a change in one or more of these assumptions.  For example, as has already occurred in connection with several of the labor contracts negotiated by the Company during the last few years, the union which represented a particular group of retirees when they were employed by the Company could in the course of negotiations with the Company agree to a change in retiree healthcare benefits.  The precise circumstances under which retiree healthcare benefits may be altered vary depending on the terms of the relevant collective bargaining agreement.

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

Under its method of accounting for pension and other postretirement benefit plans, the Company recognizes into income (loss), as a fourth quarter adjustment, any unrecognized actuarial gains and losses that exceed 10% of the larger of projected benefit obligations or plan assets (the “corridor”).  The Company does not anticipate a fourth quarter 2008 corridor charge related to its other postretirement benefit plans.  However, the Company does anticipate such a corridor charge with respect to its pension plans.  Based on current assumptions for prevailing interest rates, a reduction in pension plan assets as a result of the weak conditions in the financial markets, and other relevant assumptions, the Company currently believes that its pension corridor charge in the fourth quarter of 2008 likely will be significant.  However, because factors influencing the determination of plan assets and plan liabilities fluctuate significantly, the Company cannot yet determine with certainty the actual amount of this non-cash fourth quarter corridor charge related to its pension plans.

5.	Share-Based Compensation

AK Steel Holding Corporation’s Stock Incentive Plan (the “SIP”) permits the granting of nonqualified stock option, restricted stock, and performance share awards to directors, officers and key management employees of the Company.  In addition, on October 16, 2008, the Company’s Board of Directors, on the recommendation of its Nominating and Governance Committee, approved an amendment to the SIP which provides for the prospective grant of restricted stock units (“RSUs”) to directors in lieu of restricted stock for the equity portion of their director fees.  The change to the SIP also authorized the directors to elect to convert their outstanding restricted shares to RSUs. Each RSU represents the right to receive one share of AK Steel Holding common stock at a later date.  These nonqualified stock option, restricted stock, RSU and performance share awards may be granted with respect to an aggregate maximum of 16 million shares through the period ending December 31, 2014.  The shares that are issued as the result of these grants are newly issued shares.  The exercise price of each option may not be less than the market price of the Company’s common stock on the date of the grant.  Stock options have a maximum term of 10 years and may not be exercised earlier than six months following the date of grant or such other term as may be specified in the award agreement.  For option grants to officers and key management employees, the award agreements provide that the options vest and become exercisable at the rate of one-third per year over three years.  Stock options granted to directors vest and become exercisable after one year.  The restrictions on a restricted stock award previously issued to a director lapse upon completion of the full tenure for which the director was elected to serve on the Board.  As noted above, new equity awards to directors for a portion of their fees will be in the form of RSUs. Those RSUs will vest upon grant, but settlement of the grant and issuance of shares of AK Holding common stock will not occur until at least the one-year anniversary of the grant.  A director, however, may timely elect to defer the settlement date and the issuance of the common stock beyond that one-year anniversary.  If the director chooses to receive the stock in a single lump sum, the deferral will be until six months after termination of the director’s Board service.  If the director chooses to receive the stock in installments, he or she may timely elect to receive up to fifteen annual installments commencing six months after termination of the director’s Board service.  With respect to existing restricted stock which a director elects to convert to RSUs, the RSUs will vest at the time of the May 2009 annual meeting of AK Holding shareholders.  The settlement of those RSUs, and the issuance of shares of AK Holding common stock pursuant to the settlement, also will occur at the time of the May 2009 annual shareholders meeting unless the director timely elects to defer the settlement date and issuance of the stock in the same fashion as noted above with respect to newly issued RSUs.  For restricted stock awards granted to officers and key management employees on or prior to December 31, 2006, typically 25% of the shares covered by a restricted stock award vest two years after the date of the award and an additional 25% vest on the third, fourth and fifth anniversaries of the date of the award.  However, in 2005, the Board of Directors of the Company approved the grant of special restricted stock awards to the executive officers and selected key managers relating to the Company’s performance in 2004 which vest ratably on the first, second, third anniversaries of the grant.  Restricted stock awards granted after December 31, 2006 also will vest ratably on the first, second and third anniversaries of the grant.  Performance shares vest after a three-year period.  The total amount of performance shares issued will be based on the Company’s share performance compared to a prescribed compounded annual growth rate and the total share return compared to Standard and Poor’s 400 Mid Cap Index.

The Company’s calculation of fair value of the options is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008 (b)	2007 (a)	2008	2007
Expected volatility	—	46.6%	52.4% – 56.5%	45.0% – 48.8%
Weighted-average volatility	—	46.60%	55.47%	46.82%
Expected term (in years)	—	7.3	2.9 – 7.3	2.9 – 7.3
Risk-free interest rate	—	4.91%	2.44% – 3.31%	4.50% – 4.91%
Dividend yield	—	—	0.55%	—

(a) Ranges not shown where data includes a single grant.
(b) There were no grants in the three months ended September 30, 2008.

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

A summary of stock option activity under the Company’s share-based compensation plans for the nine months ended September 30, 2008 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Stock Options
Outstanding at December 31, 2007	1,152,097	$10.04
Granted	127,000	36.75
Exercised	(523,909)	6.38

Outstanding at September 30, 2008	755,188	$17.07	7.3 yrs	$27.9

Options expected to vest at September 30, 2008	345,812	$22.02	8.5 yrs	$11.1

Options exercisable at September 30, 2008	391,175	$12.47	6.3 yrs	$16.2

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2008 and 2007 was $17.54 and $8.32, respectively.  There were no options granted in the three months ended September 30, 2008.  During the three months ended September 30, 2007, the fair value of options granted was $21.67.  The total intrinsic value of options exercised during the nine months ended September 30, 2008 and 2007, based upon the average market price during the period, was $24.9 and $21.5, respectively.  There were no options exercised during the three months ended September 30, 2008.  For the three months ended September 30, 2007, the intrinsic value of options exercised was $0.8.

The following table summarizes information about stock options outstanding at September 30, 2008:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$3.05	to	$7.90	239,381	6.2 yrs.	$7.22	167,880	$6.94
$7.91	to	$16.65	124,803	6.6 yrs.	14.40	121,800	14.40
$16.66	to	$16.95	230,754	8.3 yrs.	16.76	69,912	16.78
$16.96	to	$68.47	160,250	8.2 yrs.	34.30	31,583	24.81

The Company granted performance shares in the amounts of 176,250 and 371,500 for the nine-month periods ended September 30, 2008 and 2007, respectively.  The three-year performance periods for these 2008 and 2007 grants end on December 31, 2010 and 2009, respectively.

The estimated pre-tax expense associated with share-based compensation for 2008 is $7.0, of which $1.7 and $5.3, respectively, was expensed in the three- and nine-month periods ended September 30, 2008.  The share-based compensation expense resulted in a decrease in net income of $1.1 and $3.3, respectively, in the three- and nine-month periods ended September 30, 2008.  The share-based compensation expense taken includes expense for both nonqualified stock options and performance shares granted from the SIP.

A summary of the activity for non-vested restricted stock awards as of September 30, 2008 and changes during the nine-month period is presented below.  There were no forfeitures during the period.

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2007	979,988	$11.31
Granted	148,694	37.03
Vested	(329,186)	11.68
Outstanding at September 30, 2008	799,496	$15.94

Common stock compensation expense related to restricted stock awards granted under the Company’s SIP was $3.6 ($2.2 after tax) and $3.1 ($1.9 after tax) for the nine-month periods ended September 30, 2008 and 2007, respectively.  For the three-month periods ended September 30, 2008 and 2007, the expenses were $1.1 ($0.7 after tax) and $0.8 ($0.5 after tax), respectively.

As of September 30, 2008, there were $6.9 of total unrecognized compensation costs related to non-vested share-based compensation awards granted under the SIP.  Those costs are expected to be recognized over a weighted average period of 1.2 years.

6.	Long-term Debt

During 2007, the Company redeemed the entire $450.0 of outstanding 7-7/8% senior notes due in 2009, of which $300.0 was redeemed in the first half, with the remaining $150.0 redeemed in the third quarter of the year.  In connection with these early redemptions, the Company incurred non-cash, pre-tax charges of approximately $2.3 in the first nine months of 2007 for the write-off of unamortized debt expense.  The redemptions were funded from the Company’s existing cash balances.

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

Income taxes recorded through September 30, 2008 have been estimated based on year-to-date income and projected results for the full year.  The amounts recorded reflect the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes standards for the recognition and measurement of tax positions taken or expected to be taken on a tax return.

The balance of unrecognized tax benefits at December 31, 2007 was $50.9.  For the nine-month period ending September 30, 2008, the unrecognized tax benefits related to tax positions taken in prior periods increased by $0.9.  This increase related to the impact of federal audit adjustments on state and local taxes.  The portion of the increase in unrecognized tax benefits that will affect the effective tax rate is $0.4.  For 2008, it is estimated the Company will record an additional $1.4 of unrecognized tax benefits related to tax positions likely to be taken on tax returns to be filed for the current year with $0.9 affecting the effective tax rate.

The Company recognizes interest and penalties accrued related to uncertain tax positions as a component of income tax expense. Accrued interest and penalties are included in the related tax liability line in the condensed consolidated balance sheets.  The balance of interest and penalties at December 31, 2007 was $4.9.  For the nine-month period ended September 30, 2008, the Company recognized approximately $2.0 in interest and penalties.

Certain tax positions exist for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change within twelve months of September 30, 2008.  The Company has filed an appeal with taxing authorities to resolve a state tax issue related to the Company’s filing position for tax years prior to 2002.  The resolution of this issue, if concluded in the Company’s favor, is estimated to reduce related unrecognized tax benefits within the next twelve months by approximately $0.3 to $0.9.

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

8.	Comprehensive Income

Comprehensive income, net of tax, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$188.3	$108.4	$434.6	$281.0
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(2.6)	1.2	(1.4)	0.9
Derivative instrument hedges, mark to market:
Gain/(loss) arising in period	(31.5)	(7.1)	—	(13.5)
Reclass of (gain)/loss included in net income	(11.1)	3.7	(13.7)	2.0
Unrealized holding (gain)/loss on securities	(0.8)	(0.2)	(1.2)	(0.1)
Pension and other postretirement benefit adjustment	(8.0)	(6.0)	153.3	(2.8)
Comprehensive income	$134.3	$100.0	$571.6	$267.5

A deferred tax rate of approximately 38% was applied to derivative instrument hedges, unrealized gains and losses and the pension and other postretirement benefit adjustment.

Accumulated other comprehensive income, net of tax, is as follows:

	September 30,	December 31,
	2008	2007
Foreign currency translation	$5.9	$7.3
Derivative instrument hedges	(11.6)	2.0
Unrealized gain (loss) on investments	(1.0)	0.2
Employee benefit liability	188.9	38.3
Accumulated other comprehensive income	$182.2	$47.8

9.	Environmental and Legal Contingencies

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

AK Steel and its predecessors have been conducting steel manufacturing and related operations since the year 1900.  Although the Company believes its operating practices have been consistent with prevailing industry standards during this time, hazardous materials may have been released in the past at one or more operating sites or third party sites, including operating sites that the Company no longer owns.  The Company has estimated potential remediation expenditures for those sites where future remediation efforts are probable based on identified conditions, regulatory requirements or contractual obligations arising from the sale of a business or facility.  At September 30, 2008, the Company had recorded $11.7 in current accrued liabilities and $46.7 in non-current other liabilities on its condensed consolidated balance sheets for estimated probable costs relating to environmental matters.  The comparable balances recorded by the Company at December 31, 2007 were $11.1 in current accrued liabilities and $40.6 in non-current other liabilities.  In general, the material components of these accruals include the costs associated with investigations, delineations, risk assessments, remedial work, governmental response and oversight costs, site monitoring, and preparation of reports to the appropriate environmental agencies.  The ultimate costs to AK Steel with respect to each site cannot be predicted with certainty because of the evolving nature of the investigation and remediation process.  Rather, to develop the estimates of the probable costs, AK Steel must make certain assumptions.

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

As previously reported, on July 27, 2001, AK Steel received a Special Notice Letter from the EPA requesting that AK Steel agree to conduct a Remedial Investigation/Feasibility Study (“RI/FS”) and enter into an administrative order on consent pursuant to Section 122 of CERCLA regarding the former Hamilton Plant located in New Miami, Ohio.  The Hamilton Plant no longer exists.  It ceased operations in 1990, and all of its former structures have been demolished and removed.  Although AK Steel did not believe that a site-wide RI/FS was necessary or appropriate, in April 2002, it entered into a mutually agreed-upon administrative order on consent to perform such an investigation and study of the Hamilton Plant site.  The site-wide RI/FS is underway and is projected to be completed this year.  AK Steel currently has accrued $0.7 for the remaining cost of the RI/FS.  Until the RI/FS is completed, AK Steel cannot reliably estimate the additional costs, if any, associated with any potentially required remediation of the site or the timeframe during which these potential costs would be incurred.

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

The Hamilton County Department of Environmental Services (“HCDES”) issued three NOVs, on June 19, 2007, June 27, 2007, and August 15, 2007, alleging that one of the basic oxygen furnaces at the Company’s Middletown Works failed to meet the Maximum Achievable Control Technology ("MACT") requirements.  In a related matter, on September 5, 2008, Ohio EPA issued a request for stipulated penalties in the approximate amount of $0.49 under a March 31, 2004, Consent Order in Case No. CV 2004 03 1000, Butler County, Ohio, Court of Common Pleas. The request for stipulated penalties alleges that the Company failed to comply with certain Consent Order deadlines and emission limitations on the same basic oxygen furnace at the Company’s Middletown Works.

(Collectively, the proposed stipulated penalties and the three NOVs will be referred to herein as the “MACT Claims.”)  AK Steel has been working with Ohio EPA and HCDES to attempt to resolve the MACT Claims.  On October 15, 2008, AK Steel reached an agreement with Ohio EPA and HCDES to resolve the MACT Claims in exchange for a payment by AK Steel of $0.20 as a civil penalty and $0.05 to the Clean Diesel School Bus Program Fund as a supplemental environmental project.

On July 23, 2007, the EPA issued an NOV with respect to the Coke Plant at AK Steel’s Ashland Works alleging violations of pushing and combustion stack limits.  The Company is investigating this claim and is working with the EPA to attempt to resolve it.  AK Steel believes it will reach a settlement in this matter that will not have a material financial impact on AK Steel, but cannot be certain that a settlement will be reached.  If a settlement is reached, the Company cannot reliably estimate at this time how long it will take to reach such a settlement or what its terms might be.  AK Steel will vigorously contest any claims which cannot be resolved through a settlement.  Until it has reached a settlement with the EPA or the claims that are the subject of the NOV are otherwise resolved, AK Steel cannot reliably estimate the costs, if any, associated with any potentially required operational changes at the Coke Plant or the timeframe over which any potential costs would be incurred.

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

On June 26, 2002, seventeen individuals filed a purported class action against AK Steel in the United States District Court for the Southern District of Ohio, Case No. C-1-02-467.  As subsequently amended, the complaint alleges that AK Steel discriminates against African-Americans in its hiring practices and that AK Steel discriminates against all of its employees by preventing its employees from working in a racially integrated environment free from racial discrimination.  The named plaintiffs seek various forms of declaratory, injunctive and unspecified monetary relief (including back pay, front pay, lost benefits, lost seniority and punitive damages) for themselves and unsuccessful African-American candidates for employment at AK Steel.  On January 19, 2007, the Court conditionally certified two subclasses of unsuccessful African-American candidates.  On January 14, 2008, AK Steel filed motions for summary judgment on all claims.  On April 9, 2008, the Court granted AK Steel’s motion for summary judgment with respect to the disparate treatment claims of four of the named plaintiffs and those claims have been dismissed with prejudice.  In addition, the claims of several other plaintiffs were dismissed for various reasons, leaving a total of six plaintiffs, including five with claims as class representatives and one with an individual claim.  On May 29, 2008, AK Steel reached a settlement (the “Bert Settlement”) with the class representatives (on behalf of themselves and the entire classes) and the one remaining plaintiff whose individual claim was not dismissed.  The Bert Settlement was subject to court approval.  On July 8, 2008, the court issued an order giving preliminary approval of the Bert Settlement and scheduling a hearing (the “Fairness Hearing”) on final approval for October 21, 2008.  On October 21, 2008, the Court held the Fairness Hearing and, having received no timely objections, approved the Bert Settlement on October 23, 2008.  Under the terms of the Bert Settlement, AK Steel will no longer use the pre-employment test at issue in the litigation, and will have pre-employment tests used at its Middletown Works and Ashland Works validated by an expert agreed to by the parties.  In addition, AK Steel also will pay ten thousand dollars to each of five class representatives and to the one remaining individual plaintiff.  AK Steel will contribute to a common fund the amount of three thousand four hundred dollars for each class member who files a timely proof of claim, to be distributed by class counsel.  There are an estimated 154 class members.  AK Steel will further pay to class counsel $0.75 in attorneys’ fees.  None of these payments is due until after judgment from the Court dismissing all claims covered by the Bert Settlement is final (i.e,. not subject to any appeals).   If the Bert Settlement does not become final, AK Steel will continue to contest this matter vigorously.

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

Since the onset of asbestos claims against AK Steel in 1990, five asbestos claims have proceeded to trial in four separate cases.  All five concluded with a verdict in favor of AK Steel.  AK Steel intends to continue its practice of vigorously defending the asbestos claims asserted against it.  Based upon its present knowledge, and the factors set forth above, AK Steel believes it is unlikely that the resolution in the aggregate of the asbestos claims against AK Steel will have a material adverse effect on the Company’s consolidated results of operations, cash flows or financial condition.  However, predictions as to the outcome of pending litigation, particularly claims alleging asbestos exposure, are subject to substantial uncertainties.  These uncertainties include (1) the significantly variable rate at which new claims may be filed, (2) the impact of bankruptcies of other companies currently or historically defending asbestos claims, (3) the uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, (4) the type and severity of the disease alleged to be suffered by each claimant, and (5) the potential for enactment of legislation affecting asbestos litigation.

As previously reported, on January 2, 2002, John D. West, a former employee, filed a class action in the United States District Court for the Southern District of Ohio against the AK Steel Corporation Retirement Accumulation Pension Plan, or

AK RAPP, and the AK Steel Corporation Benefit Plans Administrative Committee.  Mr. West claims that the method used under the AK RAPP to determine lump sum distributions does not comply with the Employment Retirement Income Security Act of 1974 (“ERISA”) and resulted in underpayment of benefits to him and the other class members.  The District Court ruled in favor of the plaintiff class and on March 29, 2006 entered an amended final judgment against the defendants in the amount of $37.6 in damages and $7.3 in prejudgment interest, for a total of approximately $44.9, with post judgment interest accruing at the rate of 4.7% per annum until paid.  The defendants appealed to the United States Court of Appeals for the Sixth Circuit.  On April 20, 2007, a panel of the Court of Appeals issued an opinion in which it affirmed the decision of the District Court.  On August 15, 2007, the defendants filed a motion to stay the issuance of a mandate pending the filing of a petition for certiorari.  On August 28, 2007, the Court of Appeals granted the motion.  On November 16, 2007, defendants filed a petition for certiorari with the Supreme Court of the United States.  That petition remains pending.  The defendants intend to continue to contest this matter vigorously.  In the event the plaintiffs ultimately prevail in this litigation, the funds for the payments to class members pursuant to the judgment will come from the AK Steel Master Pension Trust.  The Company’s pension liability was re-measured as of April 30, 2007 to include the amount of this liability as of that date.  That amount was $47.4.  The Company’s current estimates of its future funding obligations for its pension liabilities thus include a $47.4 liability associated with this case.  As of September 30, 2008, the amount of the judgment plus total accrued interest in this case was approximately $50.4.

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

In September and October, 2008, several companies filed purported class actions in the United States District Court for the Northern District of Illinois, against nine steel manufacturers, including AK Holding.  The Case Nos. for these actions are 08CV5214, 08CV5371, 08CV5468, 08CV5633, 08CV5700, 08CV5942 and 08CV6197.  The plaintiffs are companies which claim to have purchased steel products from one or more of the defendants and they purport to file the actions on behalf of all persons and entities who purchased steel products for delivery or pickup in the United States from any of the named defendants at any time from at least as early as January 2005 to the present. The complaints allege that the defendant steel producers have conspired to restrict output and to fix, raise, stabilize and maintain artificially high prices with respect to steel products in the United States.  Discovery has not yet commenced and no trial date has been set.  AK Holding intends to contest this matter vigorously.

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

The Class Members were given the opportunity to object to the Settlement in writing and, if they so objected in writing, to oppose it orally at the Fairness Hearing.  A group of retirees did file objections.  The Fairness Hearing was conducted on February 12-13, 2008.  The objecting retirees were represented by counsel at the Fairness Hearing and did oppose the Settlement.  On February 21, 2008, the Court issued a written decision approving the Settlement.  The final judgment (the “Judgment”) formally approving the Settlement was entered on February 29, 2008.  The Settlement became effective on that date.  The Class Members who opposed the Settlement have filed appeals from the Judgment to the United States Court of Appeals for the Sixth Circuit, Case Nos. 08-3166 and 08-3354.  The briefing has not yet been completed and no date has been set in those appeals.

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

The Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”), effective January 1, 2008.  Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

In determining fair value, the Company uses various valuation approaches.  The hierarchy of those valuation approaches is broken down into three levels based on the reliability of inputs as follows:

Level 1 inputs are quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.  An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.  The valuation under this approach does not entail a significant degree of judgment.

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include: quoted prices for similar assets or liabilities in active markets, inputs other than quoted prices that are observable for the asset or liability, (e.g., interest rates and yield curves observable at commonly quoted intervals or current market) and contractual prices for the underlying financial instrument, as well as other relevant economic measures.

Level 3 inputs are unobservable inputs for the asset or liability.  Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The following fair value table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2008.  There were no valuations using Level 3 inputs.

	Level 1	Level 2	Total
Assets:
Available for sale investments–
Marketable equity securities (1)	$23.4	$—	$23.4
Foreign exchange contracts (2)	—	1.0	1.0
Assets measured at fair value at September 30, 2008	$23.4	$1.0	$24.4

Liabilities (3):
Commodity hedge contracts	$—	$18.0	$18.0
Liabilities measured at fair value at September 30, 2008	$—	$18.0	$18.0

(1) Held in a trust and included in Other investments on the Condensed Consolidated Balance Sheet.
(2) Included in Accounts receivable, net on the Condensed Consolidated Balance Sheet.
(3) Included in Accrued liabilities and Other noncurrent liabilities on the Condensed Consolidated Balance Sheet.

11.	Supplemental Guarantor Information

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

Condensed Statements of Operations
For the Three Month Ended September 30, 2008

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$1,980.8	$57.3	$166.5	$(47.0)	$2,157.6

Cost of products sold	—	1,574.0	48.0	138.9	(20.0)	1,740.9
Selling and administrative expenses	0.9	64.3	3.0	4.7	(16.3)	56.6
Depreciation	—	48.8	1.6	0.1	—	50.5
Total operating costs	0.9	1,687.1	52.6	143.7	(36.3)	1,848.0

Operating profit (loss)	(0.9)	293.7	4.7	22.8	(10.7)	309.6

Interest expense	—	11.6	—	—	—	11.6
Other income (expense)	—	(2.3)	2.0	5.0	(4.0)	0.7

Income (loss) before income taxes	(0.9)	279.8	6.7	27.8	(14.7)	298.7

Income tax provision (benefit)	(0.3)	77.5	2.4	9.5	21.3	110.4
Income (loss) from continuing operations	(0.6)	202.3	4.3	18.3	(36.0)	188.3
Equity in net income of subsidiaries	188.9	(13.4)	—	—	(175.5)	—

Net income (loss)	$188.3	$188.9	$4.3	$18.3	$(211.5)	$188.3

Condensed Statements of Operations
For the Three Months Ended September 30, 2007

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$1,586.8	$57.4	$110.9	$(33.4)	$1,721.7

Cost of products sold	—	1,330.4	50.8	88.8	(16.5)	1,453.5
Selling and administrative expenses	0.5	61.3	2.9	3.8	(13.1)	55.4
Depreciation	—	47.6	1.6	0.1	—	49.3
Total operating costs	0.5	1,439.3	55.3	92.7	(29.6)	1,558.2

Operating profit (loss)	(0.5)	147.5	2.1	18.2	(3.8)	163.5

Interest expense	—	14.8	—	0.1	—	14.9
Other income (expense)	—	(4.8)	—	9.3	—	4.5

Income (loss) before income taxes	(0.5)	127.9	2.1	27.4	(3.8)	153.1

Income tax provision (benefit)	(0.1)	34.7	0.8	9.2	0.1	44.7
Income (loss) from continuing operations	(0.4)	93.2	1.3	18.2	(3.9)	108.4
Equity in net income of subsidiaries	108.8	15.6	—	—	(124.4)	—

Net income (loss)	$108.4	$108.8	$1.3	$18.2	$(128.3)	$108.4

Condensed Statements of Operations
For the Nine Months Ended September 30, 2008

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$5,698.9	$176.7	$470.7	$(160.7)	$6,185.6

Cost of products sold	0.1	4,707.1	152.2	391.3	(104.3)	5,146.4
Selling and administrative expenses	2.6	188.6	9.3	13.9	(46.3)	168.1
Depreciation	—	148.5	5.0	0.4	—	153.9
Total operating costs	2.7	5,044.2	166.5	405.6	(150.6)	5,468.4

Operating profit (loss)	(2.7)	654.7	10.2	65.1	(10.1)	717.2

Interest expense	—	34.8	—	0.1	—	34.9
Other income (expense)	—	(8.2)	13.7	31.5	(27.3)	9.7

Income (loss) before income taxes	(2.7)	611.7	23.9	96.5	(37.4)	692.0

Income tax provision (benefit)	(0.9)	226.4	8.4	32.5	(9.0)	257.4
Income (loss) from continuing operations	(1.8)	385.3	15.5	64.0	(28.4)	434.6
Equity in net income of subsidiaries	436.4	51.1	—	—	(487.5)	—

Net income (loss)	$434.6	$436.4	$15.5	$64.0	$(515.9)	$434.6

Condensed Statements of Operations
For the Nine Months Ended September 30, 2007

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$4,986.2	$186.5	$299.7	$(161.3)	$5,311.1

Cost of products sold	0.1	4,207.7	163.0	220.5	(104.8)	4,486.5
Selling and administrative expenses	2.0	182.9	8.9	11.3	(40.2)	164.9
Depreciation	—	143.6	5.0	0.4	—	149.0
Pension curtailment charge	—	39.8	—	—	—	39.8
Total operating costs	2.1	4,574.0	176.9	232.2	(145.0)	4,840.2

Operating profit (loss)	(2.1)	412.2	9.6	67.5	(16.3)	470.9

Interest expense	—	55.8	—	1.4	(0.8)	56.4
Other income (expense)	—	(23.2)	—	27.0	8.9	12.7

Income (loss) before income taxes	(2.1)	333.2	9.6	93.1	(6.6)	427.2

Income tax provision (benefit)	(0.7)	112.5	3.4	32.1	(1.1)	146.2
Income (loss) from continuing operations	(1.4)	220.7	6.2	61.0	(5.5)	281.0
Equity in net income of subsidiaries	282.4	61.7	—	—	(344.1)	—

Net income (loss)	$281.0	$282.4	$6.2	$61.0	$(349.6)	$281.0

Condensed Balance Sheets
As of September 30, 2008

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$423.8	$—	$17.6	$—	$441.4
Accounts receivable, net	—	758.2	28.0	73.3	(1.7)	857.8
Inventories, net	—	754.8	21.3	76.5	(33.0)	819.6
Deferred tax assets	—	311.8	—	—	—	311.8
Other current assets	0.3	46.2	0.4	0.4	—	47.3
Total Current Assets	0.3	2,294.8	49.7	167.8	(34.7)	2,477.9
Property, Plant and Equipment	—	5,132.1	88.7	12.8	—	5,233.6
Less accumulated depreciation	—	(3,162.7)	(39.3)	(9.3)	—	(3,211.3)
Property, Plant and Equipment, Net	—	1,969.4	49.4	3.5	—	2,022.3
Other Assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	—	55.6
Investment in affiliates	(595.7)	595.7	40.1	942.9	(983.0)	—
Inter-company accounts	2,030.2	(2,318.1)	(44.3)	(297.9)	630.1	—
Other investments	—	27.7	—	23.1	—	50.8
Goodwill	—	(0.1)	32.9	4.3	—	37.1
Other intangible assets	—	—	0.3	—	—	0.3
Deferred tax assets	—	235.1	—	—	—	235.1
Other non-current assets	—	14.4	—	0.1	—	14.5
TOTAL ASSETS	$1,434.8	$2,818.9	$183.7	$843.8	$(387.6)	$4,893.6

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$706.8	$8.0	$16.4	$(1.7)	$729.5
Accrued liabilities	—	237.3	3.6	11.8	—	252.7
Current portion of long-term debt	—	12.8	—	—	—	12.8
Current portion of pension and other postretirement benefit obligations	—	150.3	—	—	—	150.3
Total Current Liabilities	—	1,107.2	11.6	28.2	(1.7)	1,145.3
Non-current Liabilities:
Long-term debt	—	652.3	—	—	—	652.3
Pension and other postretirement benefit obligations	—	1,492.4	0.5	—	—	1,492.9
Other non-current liabilities	—	162.7	—	3.0	2.6	168.3
Total Non-current Liabilities	—	2,307.4	0.5	3.0	2.6	2,313.5
TOTAL LIABILITIES	—	3,414.6	12.1	31.2	0.9	3,458.8
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	1,434.8	(595.7)	171.6	812.6	(388.5)	1,434.8
TOTAL LIABILITIES AND EQUITY	$1,434.8	$2,818.9	$183.7	$843.8	$(387.6)	$4,893.6

Condensed Balance Sheets
As of December 31, 2007

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$699.0	$—	$14.6	$—	$713.6
Accounts receivable, net	—	582.2	25.3	69.0	(1.5)	675.0
Inventories, net	—	597.7	19.6	68.4	(38.9)	646.8
Deferred tax assets	—	357.6	—	—	—	357.6
Other current assets	0.2	32.9	0.3	0.4	—	33.8
Total Current Assets	0.2	2,269.4	45.2	152.4	(40.4)	2,426.8
Property, Plant and Equipment	—	5,031.5	87.2	12.4	—	5,131.1
Less accumulated depreciation	—	(3,021.8)	(34.3)	(9.1)	—	(3,065.2)
Property, Plant and Equipment, Net	—	2,009.7	52.9	3.3	—	2,065.9
Other Assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	—	55.6
Investments in affiliates	(930.6)	930.6	40.1	879.4	(919.5)	—
Inter-company accounts	1,805.1	(2,446.6)	(54.9)	(284.2)	980.6	—
Other investments	—	21.1	—	21.8	—	42.9
Goodwill	—	—	32.9	4.2	—	37.1
Other intangible assets	—	—	0.3	—	—	0.3
Deferred tax assets	—	549.5	—	—	—	549.5
Other non-current assets	—	19.1	—	0.2	—	19.3
TOTAL ASSETS	$874.7	$3,352.8	$172.1	$777.1	$20.7	$5,197.4
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$570.2	$6.3	$13.2	$(1.5)	$588.2
Accrued liabilities	—	199.1	3.3	11.6	—	214.0
Current portion of long-term debt	—	12.7	—	—	—	12.7
Current portion of pension and other postretirement benefit obligations	—	158.0	—	—	—	158.0
Total Current Liabilities	—	940.0	9.6	24.8	(1.5)	972.9
Non-current Liabilities:
Long-term debt	—	652.7	—	—	—	652.7
Pension and other postretirement benefit obligations	—	2,536.2	1.0	—	—	2,537.2
Other non-current liabilities	—	154.5	—	3.0	2.4	159.9
Total Non-current Liabilities	—	3,343.4	1.0	3.0	2.4	3,349.8
TOTAL LIABILITIES	—	4,283.4	10.6	27.8	0.9	4,322.7
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	874.7	(930.6)	161.5	749.3	19.8	874.7
TOTAL LIABILITIES AND EQUITY	$874.7	$3,352.8	$172.1	$777.1	$20.7	$5,197.4

Condensed Statements of Cash Flows
For the Nine Months Ended September 30, 2008

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
Net cash flow from operating activities	$(1.3)	$(186.7)	$17.8	$53.8	$(22.7)	$(139.1)

Cash flows from investing activities:
Capital investments	—	(118.8)	(1.7)	(0.3)	—	(120.8)
Investments, net	—	(8.2)	—	—	—	(8.2)
Proceeds from sale of property, plant and equipment	—	8.0	—	—	—	8.0
Other items, net	—	0.6	(0.1)	(0.2)	—	0.3
Net cash flow from investing activities	—	(118.4)	(1.8)	(0.5)	—	(120.7)

Cash flows from financing activities:
Redemptions of long-term debt	—	(0.5)	—	—	—	(0.5)
Proceeds from exercise of stock options	3.3	—	—	—	—	3.3
Purchase of treasury stock	(9.6)	—	—	—	—	(9.6)
Common stock dividends paid	(16.8)	10.4	(13.7)	(14.1)	17.4	(16.8)
Excess tax benefits from stock-based transactions	—	12.4	—	—	—	12.4
Inter-company activity	24.5	7.2	(2.2)	(34.8)	5.3	—
Other items, net	(0.1)	0.4	(0.1)	(1.4)	—	(1.2)
Net cash flow from financing activities	1.3	29.9	(16.0)	(50.3)	22.7	(12.4)
Net increase (decrease)	—	(275.2)	—	3.0	—	(272.2)

Cash and equivalents, beginning of period	—	699.0	—	14.6	—	713.6
Cash and equivalents, end of period	$—	$423.8	$—	$17.6	$—	$441.4

Condensed Statements of Cash Flows
For the Nine Months Ended September 30, 2007

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company

Net cash flow from operating activities	$(1.1)	$(251.0)	$5.2	$636.4	$10.8	$400.3

Cash flows from investing activities:
Capital investments	—	(61.6)	(1.6)	(0.3)	—	(63.5)
Investments, net	—	4.3	—	—	—	4.3
Proceeds from sale of property, plant and equipment	—	0.1	—	—	—	0.1
Proceeds from draw on restricted funds for emission control expenditures	—	2.5	—	—	—	2.5
Other items, net	—	1.1	—	(0.3)	—	0.8
Net cash flow from investing activities	—	(53.6)	(1.6)	(0.6)	—	(55.8)

Cash flows from financing activities:
Redemptions of long-term debt	—	(450.0)	—	—	—	(450.0)
Proceeds from exercise of stock options	9.1	—	—	—	—	9.1
Purchase of treasury stock	(1.8)	—	—	—	—	(1.8)
Inter-company activity	(6.2)	647.2	(3.6)	(625.6)	(11.8)	—
Excess tax benefits from stock-based transactions	—	6.1	—	—	—	6.1
Fees related to new credit facility	—	(2.6)	—	—	—	(2.6)
Other items, net	—	(0.1)	—	—	1.0	0.9
Net cash flow from financing activities	1.1	200.6	(3.6)	(625.6)	(10.8)	(438.3)
Net increase (decrease)	—	(104.0)	—	10.2	—	(93.8)

Cash and equivalents, beginning of period	—	510.5	—	8.9	—	519.4
Cash and equivalents, end of period	$—	$406.5	$—	$19.1	$—	$425.6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

Steel shipments for the three months ended September 30, 2008 and 2007 were 1,476,300 tons and 1,603,000 tons, respectively.  For the three-month period ended September 30, 2008, value-added products comprised 79.6% of total shipments compared to 82.8% for the three-month period ended September 30, 2007.  The value-added shipments were lower due to a decrease in cold-rolled and coated shipments resulting from weaker automotive demand, partially offset by higher hot-rolled shipments to the spot market.  Shipments for the nine months ended September 30, 2008 and 2007 were 4,792,500 tons and 4,910,600 tons, respectively.  For the nine-month period ended September 30, 2008, value-added products comprised 80.0% of total shipments compared to 80.4% for the nine-month period ended September 30, 2007.  Total shipments for the first nine months ended September 30, 2008 were lower than the same period in 2007 primarily due to lower shipments to the automotive market, partially offset by higher shipments to the service center market.  The most significant differences in product mix from 2007 to 2008 for the first nine months of the year were a reduction in shipments of stainless, carbon cold-rolled, and nonoriented electrical steel products.  The reduction in stainless shipments was attributable principally to reduced demand in the automotive and appliance markets.  The reduction in cold-rolled steel products was attributable principally to lower spot market shipments.  The reduction in nonoriented electrical steel products was the result of the weak housing market in the United States.  It should be noted, however, that demand for grain-oriented electrical steel products remains strong globally and shipments increased year-over-year for the first nine months.  The Company continues to focus on maximizing product profitability based on current and projected market demands – both domestically and internationally.  The following presents net shipments by product line:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(tons in thousands)	2008		2007		2008		2007
Stainless / electrical	240.3	16.3%	259.1	16.2%	752.1	15.7%	805.6	16.4%
Coated	592.0	40.1%	666.4	41.6%	2,015.4	42.1%	2,020.8	41.2%
Cold-rolled	314.2	21.3%	367.8	22.9%	970.2	20.2%	1,005.6	20.5%
Tubular	28.3	1.9%	33.7	2.1%	96.0	2.0%	112.1	2.3%
Subtotal value-added shipments	1,174.8	79.6%	1,327.0	82.8%	3,833.7	80.0%	3,944.1	80.4%

Hot-rolled	260.7	17.7%	218.2	13.6%	816.7	17.0%	766.3	15.6%
Secondary	40.8	2.7%	57.8	.6%	142.1	3.0%	200.2	4.0%
Subtotal non value-added shipments	301.5	20.4%	276.0	17.2%	958.8	20.0%	966.5	19.6%

Total shipments	1,476.3	100.0%	1,603.0	100.0%	4,792.5	100.0%	4,910.6	100.0%

For the three months ended September 30, 2008, net sales were $2,157.6, reflecting an approximate 25% increase from third quarter 2007 net sales of $1,721.7 and a slight decrease from second quarter 2008 net sales of $2,236.6.  Net sales during the first nine months of 2008 and 2007 were $6,185.6 and $5,311.1, respectively.  Net sales to customers outside the United States totaled $938.5 and $666.5 during the first nine months of 2008 and 2007, respectively.  A substantial majority of the revenue outside of the United States is associated with electrical and stainless steel products.  In the third quarter of 2008, the Company set a quarterly record of $1,462 per ton for its average selling price, which reflects a 36% improvement over the Company’s third quarter 2007 average selling price of $1,074 per ton and a 14% increase over the second quarter 2008 average selling price of $1,287 per ton.  The Company’s average steel selling price for the first nine months of 2008 was $1,291 per ton, also a record for the Company and an increase of 19% from the $1,082 per ton average selling price in the first nine months of 2007.  The increases in net sales and average selling prices for the three- and nine-month periods ended September 30, 2008, versus the comparable periods in 2007, were the result of higher contract sales prices, higher surcharges and higher spot market prices.  The higher surcharges were the result of both increased raw material costs and the Company’s successful efforts to add and/or expand raw material and energy surcharges in its customer agreements as existing agreements expire and new agreements are negotiated.  The price increases in the first nine months of 2008 were driven principally by strong demand for the Company’s products, in particular its carbon steel products.  The increases also are being driven by the need to recover the current unprecedented increases in steelmaking inputs, including in particular iron ore and scrap.

Selling and administrative expense for the three and nine months ended September 30, 2008 of $56.6 and $168.1, respectively, were higher than the corresponding amounts for 2007 of $55.4 and $164.9, respectively, due primarily to higher compensation and employee benefit costs along with an overall higher level of spending.

Depreciation expense of $50.5 and $153.9, respectively, for the three and nine months ended September 30, 2008 was higher than the depreciation expense for the corresponding periods in 2007 of $49.3 and $149.0, respectively.  The principal cause of this increase was the impact of various capital investments in 2007 and 2008 related to the expansion of the Company’s high-end electrical steel production capabilities.

The Company had record operating profit of $309.6 and $717.2, respectively, for the three- and nine-month periods ended September 30, 2008.  This compares to operating profit of $163.5 and $470.9, respectively, for the three- and nine-month periods ended September 30, 2007.  The Company’s operating profit per ton of $210 for the three months ended September 30, 2008 also was a record and represented an increase of more than 105% over the Company’s operating profit per ton of $102 in the three months ended September 30, 2007.  This record performance was principally the result of higher average selling prices, particularly with respect to the Company’s carbon and electrical steel products, and higher surcharges, driven by increases in raw material and energy costs.  Higher spot market shipments and lower retiree benefit costs also were significant contributing factors.  The Company’s operating profit per ton for the nine months ended September 30, 2008 was $150 and represented an increase of 56% over operating profit per ton of $96 in the nine months ended September 30, 2007.

The Company’s maintenance outage costs in the first nine months of 2008 were approximately $20.0 higher than they were in the corresponding period in 2007.  This increase in maintenance outage costs was due primarily to a planned maintenance outage at the Company’s Middletown Works blast furnace in the second quarter of 2008.

Continued increases in the Company’s input costs in the third quarter partially mitigated the benefits of the Company’s revenue increases.  The Company continued to experience higher raw material and energy costs, particularly with respect to scrap, iron ore, purchased carbon slabs, alloys and natural gas.  As a result of these increased costs for raw materials and energy, the Company’s LIFO charge increased to $65.4 for the three months ended September 30, 2008, compared to a LIFO credit of $12.1 for the three months ended September 30, 2007.  While the Company did experience higher raw material and energy costs, the impact of this increase was partially mitigated by lower total employment costs as a result of various labor agreements negotiated in 2007 and earlier which reduced both the number of employees and per-employee labor costs.

Also in the first nine months of 2007, the Company incurred non-cash pension benefit curtailment charges totaling $39.8 in connection with labor agreements with the represented employees at the Company’s Mansfield and Middletown Works, and there were no similar charges in the first nine months of 2008.  In addition to the lower costs from these labor agreements, the Company also has benefited from the settlement of the litigation with a class of retirees at Middletown Works concerning retiree healthcare benefits.  That settlement was approved by the court and became effective February 29, 2008, but is subject to a pending appeal.  See discussion of “Middletown Works Retiree Healthcare Benefits Litigation” in Item 1, Note 9, above.  The other postretirement benefits net periodic benefit cost will be lower as a result of the $339.1 negative plan amendment and $2.1 actuarial gain, which are being amortized over approximately eleven years, and the lower interest cost associated with the reduced obligation.  This settlement lowered net periodic benefit cost by approximately $45.8 in the first nine months of 2008 and will lower this cost by approximately $19.6 during the fourth quarter of 2008.

The Company experienced an unplanned outage at its Ashland Works blast furnace late in the third quarter of 2007 that continued into the fourth quarter of 2007.  A portion of the impact of this outage was recorded in the first nine months of 2008.  The Company recorded a reduction to cost of sales and a corresponding accounts receivable insurance recovery of $2.7, $6.0, and $34.0, in the second quarter of 2008, the first quarter of 2008 and the second half of 2007, respectively, for a total of $42.7 in direct costs associated with the blast furnace outage.  Of this amount, $15.0 was received in 2007 and the balance was received in the first half of 2008.

Interest expense for the three and nine months ended September 30, 2008 was $11.6 and $34.9, respectively, compared to $14.9 and $56.4, respectively, for the same periods in 2007.  The decrease was due primarily to the early retirement during 2007 of the entire $450.0 of the Company’s 7-7/8% senior notes due 2009.

Other income, net for the three and nine months ended September 30, 2008 was $0.7 and $9.7 respectively, compared to $4.5 and $12.7, respectively for the corresponding periods in 2007.  The decrease was due primarily to interest income as a result of a lower investment returns on cash and cash equivalents.

Income taxes recorded for the year 2008 have been estimated based on year-to-date income and projected financial results for the full year.  The final effective tax rate to be applied to 2008 will depend, among other things, on the actual amount of taxable income generated by the Company for the full year.

The Company’s net income in the three months ended September 30, 2008 was a quarterly record of $188.3, or $1.67 per diluted share.  For the nine months ended September 30, 2008, it was $434.6, or $3.86 per diluted share.  During the comparable three- and nine-month periods in 2007, the Company’s net income was $108.4, or $0.97 per diluted share, and $281.0, or $2.51 per diluted share, respectively.  The year-over-year increase with respect to the comparable periods was the result of the items discussed above.

Outlook

All of the statements in this “Outlook” section are subject to, and qualified by, the cautionary information set forth under the heading “Forward-Looking Statements.”

At the start of the quarter, the Company projected fourth quarter shipments of approximately 1,400,000 tons, but now expects shipments to be closer to 1,200,000 tons unless market conditions return soon to what they were at the beginning of the quarter.  The Company’s value-added product mix is expected to decrease from its third quarter 2008 level to approximately 77%, reflecting an anticipated continuing decline in shipments to the automotive market and other normal seasonal impacts in the fourth quarter.  The Company anticipates lower raw material and energy costs relative to the third quarter.  For the fourth quarter of 2008, the Company expects its planned maintenance outage costs to be approximately $10.0, which would be comparable to the outage costs incurred in the third quarter.

The Company anticipates average selling prices for its products in the fourth quarter to decrease by at least 10%, or approximately $150 per ton, compared to the third quarter of 2008.  This anticipated decrease in average selling price is due primarily to weaker economic conditions in the United States and global economies, which are expected to result in reduced demand and lower spot market prices for steel products, particularly with respect to the Company’s automotive and appliance business.  Surcharges associated with the raw material input costs are expected to decrease in the fourth quarter as a result of declining raw material costs.  Earlier in the quarter, the Company was forecasting an operating profit for the fourth quarter of 2008 of approximately $100 per ton, but now anticipates that its operating profit will be less than that.  At this time, the Company cannot provide more clarity with respect to a modified operating-profit-per ton forecast.  Because of the recent significant deterioration in the global and domestic business environment, it has become much more difficult to provide reliable financial forecasts, even on a quarterly basis.  The foregoing forecast thus is subject to the possibility of further deterioration in the economy and /or the Company’s business during the fourth quarter.

Under its method of accounting for pension and other postretirement benefit plans, the Company recognizes into income (loss), as a fourth quarter adjustment, any unrecognized actuarial gains and losses that exceed 10% of the larger of projected benefit obligations or plan assets (the “corridor”).  The Company does not anticipate a fourth quarter 2008 corridor charge related to its other postretirement benefit plans.  However, the Company does anticipate such a corridor charge with respect to its pension plans.  Based on current assumptions for prevailing interest rates, a reduction in pension plan assets as a result of the weak conditions in the financial markets and other relevant assumptions, the Company currently believes that its pension corridor charge in the fourth quarter of 2008 likely will be significant.  However, because factors influencing the determination of plan assets and plan liabilities fluctuate significantly, the Company cannot yet determine with certainty the actual amount of this non-cash fourth quarter corridor charge related to its pension plans.

Liquidity and Capital Resources

At September 30, 2008, the Company had total liquidity of $1,139.4 consisting of $441.4 of cash and cash equivalents and $698.0 of availability under the Company’s $850.0 five-year revolving credit facility.  At September 30, 2008, there were no outstanding borrowings under the credit facility; however, availability was reduced by $152.0 due to outstanding letters of credit.  Availability under the credit facility can fluctuate monthly based on the varying levels of eligible collateral.  The Company’s obligation is secured by its inventory and accounts receivable.

Cash used by operations totaled $139.1 for the nine months ended September 30, 2008.  The primary source of cash was net income from the Company’s operating activities.  This was offset by the Company’s uses of cash in the first nine months of 2008 related to the Company’s initial contribution of $468.0 to the VEBA Trust, and $225.0 in early pension contributions, as described in more detail below, and a $178.3 increase in the Company’s working capital.  The increase in working capital resulted from higher accounts receivable associated with the level of sales revenue along with higher inventories primarily related to higher raw material costs, partially offset by higher accounts payable related to an increase in raw materials costs.

The Company made early pension contributions of $75.0 in each of the first, second and third quarters of 2008 totaling $225.0 for the year.  No additional pension payments are required for 2008.  The Company has made $834.0 in pension fund contributions since 2005.  Currently, the Company estimates required annual pension contributions for 2009 through 2011 to average approximately $200.0 to $225.0.  The calculation of estimated future pension contributions requires the use of assumptions concerning future events.  The most significant of these assumptions relate to future investment performance of the pension funds, actuarial data relating to plan participants, and the benchmark interest rate used to discount future benefits to their present value. Because of the variability of factors underlying these assumptions, including the possibility of future pension legislation, the reliability of estimated future pension contributions decreases as the length of time until the contributions must be made increases.

In the first quarter of 2008, the Company reached a settlement with the Middletown Works retirees that requires the Company to make a total of $663.0 in payments to the VEBA Trust.  The Company made the initial contribution of $468.0 in March 2008 and is required to make three subsequent annual payments of $65.0.

During the nine months ended September 30, 2008, net cash used by investing activities totaled $120.7, primarily from capital investments.  Capital spending for the year 2008 is expected to total approximately $180.0.

During the nine months ended September 30, 2008, cash used by financing activities totaled $12.4, primarily the result of common stock dividends paid of $16.8 and purchase of treasury stock of $9.6, partially offset by excess tax benefits from stock-based compensation of $12.4 and proceeds from the exercise of stock options of $3.3.

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

The Company anticipates that it will use cash to redeem $12.1 of outstanding industrial bonds in the fourth quarter of this year.  As of September 30, 2008, this amount was classified on the balance sheet in the Current portion of long-term debt.  As a result of this anticipated redemption a supporting letter of credit will also be eliminated.  The redemption will not have an impact on the Company’s overall liquidity position.

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

In the ordinary course of business, the Company is exposed to market risk for price fluctuations of raw materials and energy sources.  In 2008, the prices of raw materials and energy, including iron ore, scrap, purchased carbon slabs, chrome, aluminum and natural gas, have been extraordinarily volatile.  With respect to most of these items, there have been significant increases during 2008 and current prices are higher than they were at the end of 2007.  The Company continues to negotiate with its customers to add and/or expand raw material and energy surcharges in its customer agreements as existing agreements expire and new agreements are negotiated, but the amount of increases in natural gas and raw material costs which the Company will be able to pass on to its customers in the form of a surcharge or increased pricing is uncertain.  In certain instances – for example, where a contract was negotiated at a time of unusually high raw material or energy prices – it is possible that subsequent decreases in natural gas or raw material costs will result in a decrease in the total price, including the surcharges, charged to a customer for a particular product compared to the price at the time the contract was entered into.

The Company uses cash settled commodity price swaps and/or options to hedge the market risk associated with the purchase of certain of its raw materials and energy requirements.  Such hedges routinely are used with respect to a portion of the Company’s natural gas and nickel requirements and are sometimes used with respect to its aluminum and zinc requirements.  The Company’s hedging strategy is designed to protect it against normal volatility.  However, abnormal price increases in any of these commodity markets could negatively impact operating costs.  Gains and losses from the use of these instruments are deferred in accumulated other comprehensive income on the condensed consolidated balance sheets and recognized into cost of products sold in the same period as the underlying transaction.  At September 30, 2008, accumulated other comprehensive income included $11.6 in unrealized losses, net of tax, for the fair value of these derivative instruments.  The following table presents the negative effect on pretax income of a hypothetical change in the fair value of derivative instruments outstanding at September 30, 2008, due to an assumed 10% and 25% decrease in the market price of each of the indicated commodities.

Commodity Derivative	10% Decrease	25% Decrease
Natural Gas	$16.2	$40.1
Nickel	0.1	0.1
Aluminum	0.3	0.8

Because these instruments are structured and used as hedges, these hypothetical losses would be offset by the benefit of lower prices paid for the physical commodity.  The Company currently does not enter into swap or option contracts for trading purposes.

The Company is also subject to risks of exchange rate fluctuations on a small portion of inter-company receivables that are denominated in foreign currencies.  The Company occasionally uses forward currency contracts to manage exposures to certain of these currency price fluctuations.  At September 30, 2008, the Company had outstanding forward currency contracts with a total notional value of $23.5 for the sale of euros.  Based on the contracts outstanding at September 30, 2008, a 10% increase in the dollar to euro exchange rate would result in a $2.4 pretax loss in the value of these contracts, which would offset the income benefit of a more favorable exchange rate.

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
(dollars in millions, except per share and per ton data)

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

On June 26, 2002, seventeen individuals filed a purported class action against AK Steel in the United States District Court for the Southern District of Ohio, Case No. C-1-02-467.  As subsequently amended, the complaint alleges that AK Steel discriminates against African-Americans in its hiring practices and that AK Steel discriminates against all of its employees by preventing its employees from working in a racially integrated environment free from racial discrimination.  The named plaintiffs seek various forms of declaratory, injunctive and unspecified monetary relief (including back pay, front pay, lost benefits, lost seniority and punitive damages) for themselves and unsuccessful African-American candidates for employment at AK Steel.  On January 19, 2007, the Court conditionally certified two subclasses of unsuccessful African-American candidates.  On January 14, 2008, AK Steel filed motions for summary judgment on all claims.  On April 9, 2008, the Court granted AK Steel’s motion for summary judgment with respect to the disparate treatment claims of four of the named plaintiffs and those claims have been dismissed with prejudice.  In addition, the claims of several other plaintiffs were dismissed for various reasons, leaving a total of six plaintiffs, including five with claims as class representatives and one with an individual claim.  On May 29, 2008, AK Steel reached a settlement (the “Bert Settlement”) with the class representatives (on behalf of themselves and the entire classes) and the one remaining plaintiff whose individual claim was not dismissed.  The Bert Settlement was subject to court approval.  On July 8, 2008, the court issued an order giving preliminary approval of the Bert Settlement and scheduling a hearing (the “Fairness Hearing”) on final approval for October 21, 2008.  On October 21, 2008, the Court held the Fairness Hearing and, having received no timely objections, approved the Bert Settlement on October 23, 2008.  Under the terms of the Bert Settlement, AK Steel will no longer use the pre-employment test at issue in the litigation, and will have pre-employment tests used at its Middletown Works and Ashland Works validated by an expert agreed to by the parties.  In addition, AK Steel also will pay ten thousand dollars to each of five class representatives and to the one remaining individual plaintiff.  AK Steel will contribute to a common fund the amount of three thousand four hundred dollars for each class member who files a timely proof of claim, to be distributed by class counsel.  There are an estimated 154 class members.  AK Steel will further pay to class counsel $0.75 in attorneys’ fees.  None of these payments is due until after judgment from the Court dismissing all claims covered by the Bert Settlement is final (i.e., not subject to any appeals).  If the Bert Settlement does not become final, AK Steel will continue to contest this matter vigorously.

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

As previously reported, on January 2, 2002, John D. West, a former employee, filed a class action in the United States District Court for the Southern District of Ohio against the AK Steel Corporation Retirement Accumulation Pension Plan, or AK RAPP, and the AK Steel Corporation Benefit Plans Administrative Committee.  Mr. West claims that the method used under the AK RAPP to determine lump sum distributions does not comply with the Employment Retirement Income Security Act of 1974 (“ERISA”) and resulted in underpayment of benefits to him and the other class members.  The District Court ruled in favor of the plaintiff class and on March 29, 2006 entered an amended final judgment against the defendants in the amount of $37.6 in damages and $7.3 in prejudgment interest, for a total of approximately $44.9, with post judgment interest accruing at the rate of 4.7% per annum until paid.  The defendants appealed to the United States Court of Appeals for the Sixth Circuit.  On April 20, 2007, a panel of the Court of Appeals issued an opinion in which it affirmed the decision of the District Court.  On August 15, 2007, the defendants filed a motion to stay the issuance of a mandate pending the filing of a petition for certiorari.  On August 28, 2007, the Court of Appeals granted the motion.  On November 16, 2007, defendants filed a petition for certiorari with the Supreme Court of the United States.  That petition remains pending.  The defendants intend to continue to contest this matter vigorously.  In the event the plaintiffs ultimately prevail in this litigation, the funds for the payments to class members pursuant to the judgment will come from the AK Steel Master Pension Trust.  The Company’s pension liability was re-measured as of April 30, 2007 to include the amount of this liability as of that date.  That amount was $47.4.  The Company’s current estimates of its future funding obligations for its pension liabilities thus include a $47.4 liability associated with this case.  As of September 30, 2008, the amount of the judgment plus total accrued interest in this case was approximately $50.4.  See discussion of future pension funding obligations in Part I, Item 2, Liquidity and Capital Resources.

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

In September and October, 2008, several companies filed purported class actions in the United States District Court for the Northern District of Illinois, against nine steel manufacturers, including AK Holding.  The Case Nos. for these actions are 08CV5214, 08CV5371, 08CV5468, 08CV5633, 08CV5700, 08CV5942 and 08CV6197.  The plaintiffs are companies which claim to have purchased steel products from one or more of the defendants and they purport to file the actions on behalf of all persons and entities who purchased steel products for delivery or pickup in the United States from any of the named defendants at any time from at least as early as January 2005 to the present. The complaints allege that the defendant steel producers have conspired to restrict output and to fix, raise, stabilize and maintain artificially high prices with respect to steel products in the United States.  Discovery has not yet commenced and no trial date has been set.  AK Holding intends to contest this matter vigorously.

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

The Settlement was subject to approval by the Court.  On October 25, 2007, the parties filed a joint motion asking the Court to approve the Settlement.  On November 1, 2007, an order was issued by the Court granting the plaintiffs’ renewed motion for class certification. On November 2, 2007, the Court issued an order giving preliminary approval of the Settlement and scheduled a hearing (the “Fairness Hearing”) on final approval of the Settlement beginning on February 12, 2008.  In November 2007, notice of the Settlement was sent to all retirees or their surviving spouses who would be covered by the terms of the Settlement (collectively, the “Class Members”).  Between the time the original notification of the benefit changes was sent on June 1, 2006 and the time that membership in the class was determined, the number of Class Members had increased to approximately 4,870.  With dependents of the Class Members, the total number of persons covered by the Settlement is approximately 8,300.  The Class Members were given the opportunity to object to the Settlement in writing and, if they so objected in writing, to oppose it orally at the Fairness Hearing.  A group of retirees did file objections.  The Fairness Hearing was conducted on February 12-13, 2008.  The objecting retirees were represented by counsel at the Fairness Hearing and did oppose the Settlement.  On February 21, 2008, the Court issued a written decision approving the Settlement.  The final judgment (the “Judgment”) formally approving the Settlement was entered on February 29, 2008.  The Settlement became effective on that date.  The Class Members who opposed the Settlement have filed appeals from the Judgment to the United States Court of Appeals for the Sixth Circuit, Case Nos. 08-3166 and 08-3354.  The briefing has not yet been completed and no hearing date has been set in those appeals.

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

The Company cautions readers that its business activities involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management.  The following is an update to the Company’s descriptions of risk factors reported in its Annual Report on Form 10-K for the calendar year 2007.

•
Risks associated with financial, credit, capital and/or banking markets.  In the ordinary course of business, the Company’s risks include its ability to access competitive financial, credit, capital and/or banking markets.  Currently, the Company believes it has adequate access to these markets to meet its reasonably anticipated business needs.  The Company both provides and receives normal trade financing to and from its customers and suppliers.  To the extent access to competitive financial, credit, capital and/or banking markets by the Company, or its customers or suppliers, is impaired, the Company’s operations, financial results and cash flows could be adversely impacted.

Item 2.	Unregistered Sales of Securities and Use of Proceeds.

There were no unregistered sales of equity securities in the quarter ended September 30, 2008.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
July 1 through 31, 2008	1,524	$53.31	—
August 1 through September 30, 2008	—	—	—
Total	1,524	$53.31	—	$150.0

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

(2)
On October 21, 2008, the Company announced that its Board of Directors had authorized the Company to repurchase, from time to time, up to $150.0 of its outstanding equity securities.  This stock repurchase plan supersedes and replaces a previous stock repurchase plan announced in 2000.

The payment of cash dividends and the repurchase of the Company’s shares are subject to a restrictive covenant contained in the instruments governing most of the Company’s outstanding senior debt.  The covenant allows the payment of dividends, if declared by the Board of Directors, and the redemption or purchase of shares of its outstanding capital stock, subject to a formula that reflects cumulative net earnings.  During the period from 2001 to the third quarter of 2007, the Company was not permitted under the formula to pay a cash dividend on its common stock or repurchase its shares as a result of cumulative losses recorded before and during that period.  During the third quarter of 2007, the cumulative losses calculated under the formula were eliminated due to the improved financial performance of the Company.  Accordingly, payment of a cash dividend and repurchase of the Company’s shares are now permissible under the senior debt covenants.  As of September 30, 2008, the limitation on these restricted payments was approximately $228.8.  Restrictive covenants also are contained in the instruments governing the Company’s $850.0 asset-based revolving credit facility.  Under the credit facility covenants, dividends and share repurchases are not restricted unless availability falls below $150.0, at which point dividends would be limited to $12.0 annually and share repurchases would be prohibited.  Currently, the availability under the asset-based revolving credit facility of $698.0 significantly exceeds $150.0.  Accordingly, currently none of the covenants prevent the Company from declaring and paying a dividend to its shareholders.

On July 22, 2008, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock, payable on September 10, 2008, to shareholders of record on August 15, 2008.  Also, on October 21, 2008, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock, payable on December 10, 2008, to shareholders of record on November 14, 2008.

The Company made no open market purchases of any of its equity securities during the first nine months of 2008.  On October 21, 2008, the Company announced that its Board of Directors had authorized the Company to repurchase, from time to time, up to $150.0 of its outstanding equity securities.  This stock repurchase plan supersedes and replaces a previous stock repurchase plan announced in 2000.  The Company’s ability to purchase shares under this authorization is subject to the same debt covenant discussed above that can restrict dividend payments.

Item 6.	Exhibits.

Exhibit 10.1.
First Amendment dated July 18, 2008 to the Executive Minimum and Supplemental Retirement Plan (as amended and restated as of October 18, 2007) (incorporated herein by reference to Exhibit 10.1 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, as filed with the Commission on November 6, 2007).

Exhibit 10.2.
Form of Indemnification Agreement approved by the Board of Directors on Oct 16, 2008 (incorporated herein by reference to Exhibit 10.1 of AK Steel Holding Corporation’s Report on Form 8-K, as filed with the Commission on October 21, 2008).

Exhibit 10.3.
AK Steel Holding Corporation Stock Incentive Plan (as amended and restated as of October 16, 2008) (incorporated herein by reference to Exhibit 10.2 of AK Steel Holding Corporation’s Report on Form 8-K, as filed with the Commission on October 21, 2008).

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

AK STEEL HOLDING CORPORATION
(Registrant)

Dated:	November 4, 2008	/s/ Albert E. Ferrara, Jr.
Albert E. Ferrara, Jr.
Vice President, Finance and Chief Financial Officer

Dated:	November 4, 2008	/s/ Roger K. Newport
Roger K. Newport
Controller and Chief Accounting Officer