Form 10-K
period 2008-12-31
AK STEEL HOLDING CORP
filed 2009-02-24
CIK 918160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒           Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2008.
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒  No  ☐.
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐ No ☒.
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐.
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” (as defined in Rule 12b-2 of the Act).
Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934.  Yes  ☐  No  ☒.

Aggregate market value of the registrant’s voting stock held by non-affiliates at June 30, 2008: $7,677,550,236.

At February 20, 2009, there were 110,911,146 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant’s definitive proxy statement for the annual meeting of stockholders, (the “2009 Proxy Statement”), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2008.

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

The Company’s flat-rolled carbon steel products are sold primarily to automotive manufacturers and to customers in the infrastructure and manufacturing markets.  This includes electrical transmission, heating, ventilation and air conditioning, and appliances.  The Company also sells coated, cold rolled, and hot rolled carbon steel products to distributors, service centers and converters who may further process these products prior to reselling them.  To the extent necessary, the Company carries increased inventory levels to meet the requirements of certain of its customers for "just-in-time" delivery.

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

The Company sells its carbon products principally to customers in the United States.  The Company’s electrical and stainless steel products are sold both domestically and internationally.   There is no single country outside of the United States as to which sales are material relative to the Company’s total sales revenue.   The Company attributes revenue from foreign countries based upon the destination of physical shipment of a product.   Revenue from direct sales, and sales as a percentage of total sales, in 2008, 2007 and 2006 domestically and internationally were as follows:

Geographic Area	2008		2007		2006
	Net Sales	%	Net Sales	%	Net Sales	%
United States	$6,376.4	83%	$6,077.9	87%	$5,379.2	89%
Foreign Countries	1,267.9	17%	925.1	13%	689.8	11%
Total	$7,644.3	100%	$7,003.0	100%	$6,069.0	100%

The Company does not have any material long-lived assets located outside of the United States.

The Company’s direct automotive sales declined to approximately 32% of the Company’s total sales in 2008, compared to 40% in 2007.  The relative decline in automotive sales is principally the result of a decision by the Company to diversify its portfolio and reduced orders from the Company’s automotive customers, particularly in the fourth quarter of 2008, due to the downturn in the economy.  It is also attributable to an increased volume of sales into the spot market of hot rolled products to non-automotive customers.  Also contributing to the decline in the percentage of automotive sales was an increase in the Company’s revenue from 2007 to 2008 attributable to electrical steel products, which are included in the infrastructure and manufacturing markets for the Company’s products.  The increase in revenue for electrical steel products was the result of both higher prices and increased shipments, particularly with respect to high-end electrical steel products.  The Company’s infrastructure and manufacturing market sales increased to 29% of the Company’s total sales in 2008, compared to 26% in 2007.  This increase is principally the result of the increased electrical steel sales and reduced direct automotive sales.  The Company’s distributor and converter sales increased to 39% in 2008 from 34% in 2007.  The principal reason for this percentage increase also was the decline in direct automotive sales referred to above.  The following table sets forth the percentage of the Company’s net sales attributable to various markets:

	Years Ended December 31,
Market	2008	2007	2006
Automotive	32%	40%	41%
Infrastructure and Manufacturing (a)	29%	26%	29%
Distributors and Converters (a)	39%	34%	30%

(a)
The Company historically has referred to these markets by somewhat different names.  The names have been updated to simplify them, but the nature of the product sales and customers included in each market has not changed.  More specifically, the market previously described as “Appliance, Industrial Machinery and Equipment, and Construction” now is referred to as “Infrastructure and Manufacturing” and the market previously described as “Distributors, Service Centers and Converters” now is referred to as “Distributors and Converters.”  No change was made to the name of the market described as “Automotive.”

The Company is a party to primarily one-year contracts with all of its major automotive and most of its infrastructure and manufacturing industry customers. These contracts set forth prices to be paid for each product during their term.  Approximately 75% of the Company’s shipments to contract customers permit price adjustments to reflect changes in prevailing market conditions or certain energy and raw material costs.  Approximately 50% of the Company’s shipments of flat-rolled steel products in 2008 were made to contract customers, and the balance of the Company’s shipments were made in the spot market at prevailing prices at the time of sale.

The automotive industry is experiencing its worst market conditions in decades.  The recent dramatic downturn in the domestic and global economies has significantly reduced demand for light vehicles.  As a result, North American light vehicle production is substantially below historic levels and is not expected to improve significantly, if at all, in 2009. Because the automotive market continues to be an important (though reduced) element of the Company’s business, reduced North American light vehicle production adversely impacts the Company’s sales and shipments.  Such lower prices and shipments have caused a decrease in the Company’s sales in recent months and, although the Company has seen a slight improvement in shipments recently, a level of sales significantly below historic levels likely will continue well into 2009. At this point, it is impossible to determine when the domestic and/or global economies will improve.  Thus there continues to be a risk of continued or even greater adverse impact from the downturn in those economies on demand for the Company’s products, the prices for those products, and the Company’ sales and shipments of those products.  In addition, the three major domestic automotive manufacturers, General Motors, Ford and Chrysler, have publicly acknowledged that they are experiencing extremely challenging financial conditions. Two of those domestic manufacturers have requested and received billions of dollars in loans from the United States federal government and have stated that, without those loans, they likely would have had to make a bankruptcy filing.  The third manufacturer, while not yet seeking a federal loan, has acknowledged that a financial failure by either of the other two could start a series of events that also could lead to its financial failure and a bankruptcy filing.  If any of these three major domestic automotive companies were to make a bankruptcy filing, it could lead to similar filings by suppliers to the automotive industry, many of whom are customers of the Company.  The Company thus could be adversely impacted not only directly by the bankruptcy of a major domestic automotive manufacturer, but also indirectly by the resultant bankruptcies of other customers who supply the automotive industry.  The nature of that impact could be not only a reduction in future sales, but also a loss associated with the potential inability to collect all outstanding accounts receivables.  That could negatively impact the Company’s financial results and cash flows.  The Company is monitoring this situation closely and has taken steps to try to mitigate its exposure to such adverse impacts, but because of current market conditions and the volume of business involved, it cannot eliminate these risks.

Raw Materials and Other Inputs

The principal raw materials required for the Company’s steel manufacturing operations are iron ore, coal, coke, chrome, nickel, silicon, manganese, zinc, limestone, and carbon and stainless steel scrap.  The Company also uses large volumes of natural gas, electricity and oxygen in its steel manufacturing operations.  In addition, the Company historically has purchased approximately 500,000 to 700,000 tons annually of carbon steel slabs from other steel producers to supplement the production from its own steelmaking facilities.  The Company, however, currently does not anticipate purchasing large quantities of carbon slabs in 2009.  The Company makes most of its purchases of iron ore, coal, coke, electricity and oxygen at negotiated prices under annual and multi-year agreements.  The Company typically makes purchases of carbon steel slabs, carbon and stainless steel scrap, natural gas and other raw materials at prevailing market prices, which are subject to price fluctuations in accordance with supply and demand.  The Company enters into financial instruments designated as hedges with respect to some purchases of natural gas and certain raw materials, the prices of which may be subject to volatile fluctuations.

The Company believes that it currently has adequate sources of supply for its raw material and energy requirements for 2009.  The Company has secured adequate sources of iron ore for all of its anticipated iron ore needs through 2012.  Indeed, in light of the depressed business conditions and a planned outage of the Company’s Middletown Works blast furnace, the Company currently has contracts to supply it with more of certain raw material – principally iron ore – than the Company currently anticipates it will need in 2009.  In some cases, those contracts commit the Company to purchase minimum quantities that exceed the Company’s anticipated 2009 requirements, subject to exceptions for force majeure and other circumstances impacting the legal enforceability of the contracts.  In those cases, the Company is negotiating with the raw material suppliers to adjust the minimum purchase requirements to more accurately reflect the current extraordinary market conditions.  The Company already has reached final or tentative agreements with most of its major suppliers on reduced minimum purchase requirements for 2009 and continues, as appropriate, to negotiate with its remaining suppliers whose contracts include minimum purchase requirements.  In addition, in certain cases, the Company has unused inventory or purchase commitments from 2008, particularly with respect to iron ore, that will carryover to 2009 at 2008 prices.  Because the Company is anticipating a reduction in its overall raw material prices from 2008 to 2009, particularly with respect to iron ore, these carryover obligations will negatively impact the Company’s cost of goods sold in the first quarter of 2009 and, to a lesser extent, in the second quarter.

To the extent that multi-year contracts are available in the marketplace, the Company has used such contracts to secure adequate sources of supply to satisfy other key raw materials needs for the next three to five years.  Where multi-year contracts are not available, the Company seeks to secure the remainder of its raw materials needs through annual contracts or spot purchases.  In 2008, market conditions affecting certain key raw materials such as carbon scrap, iron ore, chrome, and hot briquetted iron substantially increased the costs of these raw materials.

Although not a problem at the current time, the Company continues to attempt to reduce the risk of future supply shortages by entering into multi-year supply contracts and by evaluating alternative sources and substitute materials.  The potential exists, however, for production disruptions due to shortages of raw materials in the future.  Based on current reduced demand for most raw materials, the Company does not anticipate major shortages in the market unless substantial supply capacity is taken out of the market.  If such a disruption were to occur, it could have a material impact on the Company’s financial condition, operations and cash flows.

The Company produces most of the coke it consumes in its blast furnaces, but has been purchasing approximately 350,000 net tons annually from a third party pursuant to a ten-year supply contract (the “Coke Contract”) which expires on December 31, 2009.  The Company has announced a project with SunCoke Energy, Inc. to construct a new state-of-the-art, environmentally friendly heat-recovery coke battery capable of producing 550,000 net tons of metallurgical grade coke contiguous to its Middletown Works which would supply more than sufficient coke to replace the expiring Coke Contract.  The new coke plant will not be constructed and/or operating in time to produce coke by the expiration of the Coke Contract.  Accordingly, the Company will build an inventory of internally-produced coke and seek to purchase coke on the open market for a period after December 31, 2009 until the new coke battery is in production.  There is a risk that such open-market coke either may not be available or may only be available at a significantly higher price than it would cost the Company to produce coke at the new coke battery.

Research and Development

The Company conducts a broad range of research and development activities aimed at improving existing products and manufacturing processes and developing new products and processes.  Research and development costs incurred in 2008, 2007 and 2006 were $8.1, $8.0 and $6.6, respectively.

Employees

At December 31, 2008, the Company’s operations included approximately 6,800 employees, of which approximately 5,050 are represented by labor unions under various contracts that will expire in the years 2010 through 2013.  See discussion under Labor Agreements in the Liquidity and Capital Resources section below for detailed information on these agreements.  Because of the extraordinary economic conditions which have adversely impacted the Company’s business, the Company announced in November 2008 that it would temporarily idle certain facilities and lay off some of its employees.  While the specific facilities which have been idled and employees which have been laid off have changed since that original announcement, some of the Company’s facilities continue to be idled and some of its employees continue to be laid off.  That circumstance is expected to continue until market conditions improve sufficiently for the Company to resume production at all of its facilities and return all of its laid-off employees to work.

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

Domestic steel producers face significant competition from foreign producers.  For a variety of reasons, these foreign producers generally are able to sell products in the United States at prices substantially lower than domestic producers. These reasons include lower labor, raw material, energy and regulatory costs, as well as significant government subsidies and preferential trade practices in their home countries.  The annual level of imports of foreign steel into the United States also is affected to varying degrees by the strength of demand for steel outside the United States and the relative strength or weakness of the U.S. dollar against various foreign currencies.  U.S. imports of finished steel increased slightly during 2008 from the 2007 level and accounted for approximately 29% of domestic steel market demand in 2008.  By comparison, imports of finished steel accounted for approximately 27% and 28%, respectively, of domestic steel demand in 2007 and 2006.

For many years, numerous foreign steel producers exporting products to the United States have been found to be in violation of U.S. trade laws, and have been subject to countervailing duties and antidumping duties imposed by order of the U.S. Department of Commerce (“Commerce”).  Such antidumping and countervailing duty orders are reviewed every five years in what are referred to as “sunset reviews” by Commerce and the International Trade Commission (the “ITC”) of the United States to determine whether the orders should be revoked or continued for another five years.  In November 2006, the ITC issued a decision in such a review which discontinued antidumping and countervailing duties on, among other products, corrosion resistant flat-rolled steel products imported from Australia, Canada, France and Japan, while allowing such duties to continue for another five years with respect to such products imported from Germany and Korea.  The Company was a party to that review and vigorously argued for a continuation of the duties.  The decision by the ITC to end the duties on corrosion resistant steel from the four countries noted above eventually could result in an increase in the volume of such steel products imported into the United States from those countries.  That increase in supply could result in a reduction in the general pricing of such products from all producers.  Because a significant portion of the steel products produced and sold by the Company consists of various types of corrosion resistant flat-rolled steel products, such a result has the potential to negatively impact the Company’s net sales and thus its income and cash flow.  Following the ITC’s decision, appeals were filed with respect to the ITC’s determinations for Australia, Canada, France and Japan by the Company and other domestic steel producers.  On December 23, 2008, the U.S. Court of International Trade (the “CIT”) affirmed those determinations.  The CIT decision can be appealed to the U.S. Court of Appeals for the Federal Circuit.  The Company has not yet decided whether to file such an appeal.  If such an appeal is filed, the Company at this time cannot predict its outcome.  The Company also cannot reliably estimate the extent of the future competitive impact, if any, on the Company of the discontinuation of antidumping and countervailing duties on corrosion resistant flat steel products from Australia, Canada, France and Japan.

The Company’s ability to compete has been negatively impacted by the bankruptcies of numerous domestic steel companies, including several former major competitors of the Company, and the subsequent and continuing global steel industry consolidation.  Those bankruptcies facilitated the global consolidation of the steel industry by enabling other entities to purchase and operate the facilities of the bankrupt steel companies without accepting any responsibility for most, and in some instances any, pension or healthcare obligations to the retirees of the bankrupt companies.  In contrast, the Company has continued to provide pension and healthcare benefits to its retirees, resulting in a competitive disadvantage compared to certain other domestic integrated steel companies and the mini-mills that do not provide such benefits to any or most of their retirees.  Over the course of the last several years, however, the Company has negotiated progressive new labor agreements that have significantly reduced total employment costs at all of its represented facilities.  The new labor agreements have increased the Company’s ability to compete in the highly competitive global steel market while, at the same time, enhancing the ability of the Company to continue to support its retirees’ pension and healthcare needs.  In addition, the Company has eliminated approximately $1.0 billion of its retiree healthcare costs associated with a group of retirees from its Middletown Works as part of the settlement reached with those retirees in October 2007.  For a more detailed description of this settlement, see the discussion in the Legal Proceedings section below.

The Company also is facing the likelihood of increased future competition from foreign-based and domestic steel producers who have announced plans to build new, or expand existing, steel production and/or finishing facilities in the United States.

Environmental

Environmental Compliance

Domestic steel producers, including AK Steel, are subject to stringent federal, state and local laws and regulations relating to the protection of human health and the environment.  Over the past three years, the Company has expended the following for environmental-related capital investments and environmental compliance costs:

	Years Ended December 31,
	2008	2007	2006
Environmental-related capital investments	$1.8	$2.4	$9.6
Environmental compliance costs	126.5	122.8	125.5

Environmental compliance costs increased in 2008 from 2007 due primarily to increased costs at Middletown Works.  Major items included a $1.0 rebuild of the clarifying cooling tower, increased steam costs and increased costs for pollution control equipment at the iron and steelmaking area during the April outage.  Except as expressly noted below, management does not anticipate any material impact on the Company’s recurring operating costs or future profitability as a result of its compliance with current environmental regulations.  Moreover, because all domestic steel producers operate under the same set of federal environmental regulations, management believes that the Company is not disadvantaged relative to its domestic competitors by its need to comply with these regulations.

Environmental-related capital expenditures decreased slightly in 2008. Expenditures included the completion of a phytoremediation project in the Dicks Creek area outside the Middletown Works plant in accordance with a May 2006 Consent Decree between the EPA and AK Steel. For a more detailed description of this Consent Decree, see the discussion in the Legal Proceedings section below.

Environmental Remediation

AK Steel and its predecessors have been conducting steel manufacturing and related operations since the year 1900.  Although the Company believes its operating practices have been consistent with prevailing industry standards during this time, hazardous materials may have been released in the past at one or more operating sites or third party sites, including operating sites that the Company no longer owns.  The Company has estimated potential remediation expenditures for those sites where future remediation efforts are probable based on identified conditions, regulatory requirements or contractual obligations arising from the sale of a business or facility.  At December 31, 2008, the Company had recorded $16.5 in current accrued liabilities and $40.8 in noncurrent other liabilities on its consolidated balance sheets for estimated probable costs relating to environmental matters.  The comparable balances recorded by the Company at December 31, 2007 were $11.1 in current accrued liabilities and $40.6 in noncurrent other liabilities.  In general, the material components of these accruals include the costs associated with investigations, delineations, risk assessments, remedial work, governmental response and oversight costs, site monitoring, and preparation of reports to the appropriate environmental agencies.  The ultimate costs to the Company with respect to each site cannot be predicted with certainty because of the evolving nature of the investigation and remediation process.  Rather, to develop the estimates of the probable costs, the Company must make certain assumptions.

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

As previously reported, on July 27, 2001, AK Steel received a Special Notice Letter from the EPA requesting that AK Steel agree to conduct a Remedial Investigation/Feasibility Study (“RI/FS”) and enter into an administrative order on consent pursuant to Section 122 of CERCLA regarding the former Hamilton Plant located in New Miami, Ohio.  The Hamilton Plant no longer exists.  It ceased operations in 1990, and all of its former structures have been demolished and removed.  Although AK Steel did not believe that a site-wide RI/FS was necessary or appropriate, in April 2002, it entered into a mutually agreed-upon administrative order on consent to perform such an investigation and study of the Hamilton Plant site.  The site-wide RI has been submitted.  The FS is projected to be completed in 2009.  AK Steel currently has accrued $0.7 for the remaining cost of the RI/FS.  Until the RI is approved and the FS is completed, AK Steel cannot reliably estimate the additional costs, if any, associated with any potentially required remediation of the site or the timeframe during which these potential costs would be incurred.

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

The Hamilton County Department of Environmental Services (“HCDES”) issued three NOVs, on June 19, 2007, June 27, 2007, and August 15, 2007, alleging that one of the basic oxygen furnaces at the Company’s Middletown Works failed to meet the Maximum Achievable Control Technology (“MACT”) requirements.  In a related matter, on September 5, 2008, Ohio EPA issued a request for stipulated penalties in the approximate amount of $0.49 under a March 31, 2004, Consent Order in Case No. CV 2004 03 1000, Butler County, Ohio, Court of Common Pleas. The request for stipulated penalties alleges that the Company failed to comply with certain Consent Order deadlines and emission limitations on the same basic oxygen furnace at the Company’s Middletown Works.  (Collectively, the proposed stipulated penalties and the three NOVs will be referred to herein as the “MACT Claims.”)  AK Steel has been working with Ohio EPA and HCDES to attempt to resolve the MACT Claims.  On October 15, 2008, AK Steel reached an agreement with Ohio EPA and HCDES to resolve the MACT Claims in exchange for a payment by AK Steel of $0.20 as a civil penalty and $0.05 to the Clean Diesel School Bus Program Fund as a supplemental environmental project.  Both payments have been made.

On July 23, 2007 and on December 9, 2008, the EPA issued NOVs with respect to the Coke Plant at AK Steel’s Ashland Works alleging violations of pushing and combustion stack limits.  The Company is investigating this claim and is working with the EPA to attempt to resolve it.  AK Steel believes it will reach a settlement in this matter that will not have a material financial impact on AK Steel, but cannot be certain that a settlement will be reached.  If a settlement is reached, the Company cannot reliably estimate at this time how long it will take to reach such a settlement or what its terms might be.  AK Steel will vigorously contest any claims which cannot be resolved through a settlement.  Until it has reached a settlement with the EPA or the claims that are the subject of the NOV are otherwise resolved, AK Steel cannot reliably estimate the costs, if any, associated with any potentially required operational changes at the batteries or the timeframe over which any potential costs would be incurred.

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

The Company cautions readers that its business activities involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management.  The most significant of those risks are:

●
Risk of reduced selling prices and shipments associated with a cyclical industry.  Historically, the steel industry has been a cyclical industry.  The recent dramatic downturn in the domestic and global economies has adversely affected demand for the Company’s products, which has resulted in lower prices and shipments for such products.  Such lower prices and shipments have caused a reduction in the Company’s sales in recent months and likely will continue to do so well into 2009.  This downturn in market conditions also may adversely impact the Company’s efforts to negotiate higher prices in 2009 with its contract customers.  At this point, it is impossible to determine when the domestic and/or global economies will improve.  There thus continues to be a risk of continued or even greater adverse impact from the downturn in those economies on demand for the Company's products, the prices for those products, and the Company’s sales and shipments of those products.

●
Risk of bankruptcy of one of more of the Company’s major customers.   All three of the major domestic automotive manufacturers, General Motors, Ford and Chrysler, have publicly acknowledged that they are experiencing extremely challenging financial conditions. Two of those domestic manufacturers have requested and received billions of dollars in loans from the federal government and have stated that, without those loans, they likely would have had to make a bankruptcy filing.  The third manufacturer, while not yet seeking a federal loan, has acknowledged that a financial failure by either of the other two could start a series of events that also could lead to its financial failure and a bankruptcy filing.  If any of these three major domestic automotive companies were to make a bankruptcy filing, it could lead to similar filings by suppliers to the automotive industry, many of whom are customers of the Company.  The Company thus could be adversely impacted not only directly by the bankruptcy of a major domestic automotive manufacturer, but also indirectly by the resultant bankruptcies of other customers who supply the automotive industry.  The nature of that impact could be not only a reduction in future sales, but also a loss associated with the potential inability to collect all outstanding accounts receivables.  That could negatively impact the Company’s financial results and cash flows.

●
Risk of reduced demand in key product markets.  Although significantly reduced from prior years, the automotive and housing markets remain an important element of the Company’s business.  Both markets have suffered recently from a severe economic downturn.  If North American automotive production, in general, or by one or more of the Company’s major automotive customers in particular, were to be further reduced significantly as a result of this economic downturn, it likely would negatively affect the Company’s sales, financial results and cash flows.  Similarly, if demand for the Company’s products sold to the housing market were to be further reduced significantly, it could negatively affect the Company’s sales, financial results and cash flows.

●
Risk of increased global steel production and imports.  Actions by the Company’s foreign or domestic competitors to increase production in and/or exports to the United States could result in an increased supply of steel in the United States, which could result in lower prices for the Company’s products.  In fact, significant planned increases in production capacity in the United States have been announced by competitors of the Company.  In addition, foreign competitors, especially those in China, have substantially increased their production capacity in the last few years.  This increased foreign production has contributed to a historically high level of imports of foreign steel into the United States.  A 2006 decision by the International Trade Commission (the “ITC”) has increased the risk that a high level of imports will continue.  That decision discontinued antidumping and countervailing duties on, among other products, corrosion resistant flat steel products imported from Australia, Canada, France and Japan, while allowing such duties to continue for another five years with respect to such products imported from Germany and Korea.  The decision by the ITC to end the duties on corrosion resistant steel from the four countries noted above eventually could result in an increase in the volume of such steel products imported into the United States, which could result in a reduction in the pricing of such products.  Because a significant portion of the steel products produced and sold by the Company consists of various types of corrosion resistant flat steel products, such a result has the potential to negatively impact the Company’s net sales and thus its income and cash flows.  Following the ITC’s decision, appeals were filed with respect to the ITC’s determinations for Australia, Canada, France, and Japan by the Company and other domestic steel producers.  On December 23, 2008, the U.S. Court of International Trade (the “CIT”) affirmed those determinations.  The CIT decision can be appealed to the U.S. Court of Appeals for the Federal Circuit.  The Company has not yet decided whether to file such an appeal.  If such an appeal is filed, the Company at this time cannot predict its outcome.  The Company also cannot reliably estimate the future financial impact, if any, on the Company of the discontinuation of antidumping and countervailing duties on corrosion resistant flat steel products from Australia, Canada, France and Japan.

●
Risk of changes in the cost of raw materials and energy.  Approximately 50% of the Company’s shipments are pursuant to contracts having durations of six months or more.  Approximately 75% of the Company’s shipments to contract customers include variable pricing mechanisms to adjust the price or to impose a surcharge based upon changes in certain raw material and energy costs, while others contain fixed prices that do not allow a pass through of all of the raw material and energy cost increases or decreases.  Approximately 50% of the Company’s shipments are in the spot market, therefore pricing for these products fluctuates regularly based on prevailing market conditions.  Thus, the price at which the Company sells steel will not necessarily change in tandem with changes in its raw material and energy costs.  As a result, a significant increase in raw material or energy costs could adversely impact the Company’s financial results.

●
Risks of excess purchases and inventory of raw materials.  The Company has certain raw material supply contracts, particularly with respect to iron ore, which have terms providing for minimum annual purchases, subject to exceptions for force majeure and other circumstances impacting the legal enforceability of the contracts.  If those minimum purchase requirements were enforceable and enforced, the Company would be required to purchase quantities of raw materials, particularly iron ore, which significantly exceed its anticipated needs for 2009.  The Company has articulated to its suppliers various reasons why it believes those minimum purchase requirements should not be enforced and/or are unenforceable, and has engaged in negotiations with those suppliers to reach agreement on new purchase quantities for 2009.  If the Company does not succeed in reaching agreement with one or more of its raw material suppliers with respect to new minimum purchase quantities for 2009, either through negotiation or litigation the Company would likely need to purchase more of a particular raw material in 2009 than it needs, negatively impacting its cash flow.  The Company already has reached final or tentative agreements, however, with most of its major suppliers on reduced minimum purchase requirements for 2009 and continues, as appropriate, to negotiate with its remaining suppliers whose contracts include minimum purchase agreements.

●
Risk of production disruption at the Company.  Under normal business conditions, the Company operates its facilities at production levels at or near capacity.  High levels of production are important to the Company’s financial results because they enable the Company to spread its fixed costs over a greater number of tons. Production disruptions could result in material negative impacts to the Company’s operations and financial results.  Such production disruptions could be caused by the idling of facilities due to reduced demand, such as resulting from the recent economic downturn.  Such production disruptions also could be caused by unanticipated plant outages, equipment failures, transportation disruptions, or unanticipated disruptions in the supply of, or poor quality of, raw materials, particularly scrap, coal, coke, iron ore, alloys and purchased carbon slabs, or in the supply of natural gas or other industrial gases.  This would adversely affect the Company’s sales, financial results and cash flows.

●
Risks associated with the Company’s healthcare obligations.  The Company provides healthcare coverage to its active employees and its retirees, as well as to certain members of their families.  The Company is self-insured with respect to substantially all of its healthcare coverage.  While the Company has mitigated its exposure to rising healthcare costs through cost sharing and healthcare cost caps, the cost of providing such healthcare coverage is greater on a relative basis for the Company than for other steel companies against whom the Company competes which either provide a lesser level of benefits, require that their participants pay more for the benefits they receive, or do not provide coverage to as broad a group of participants (e.g. they do not provide retiree healthcare benefits). To try to reduce this competitive cost disadvantage, the Company entered into a settlement with a class of retirees from its Middletown Works which would result in the responsibility for future healthcare benefits to such class members being assumed by a Voluntary Employee Beneficiary Association to be funded by the Company.  That settlement was approved by a federal court in Cincinnati, Ohio on February 21, 2008.  For a more detailed description of this settlement, see the discussion in the Legal Proceedings section below. An appeal from the approval of the settlement is pending.  A failure of the appellate court to approve the settlement would result in the Company reverting to a more significant cost disadvantage relative to its competitors.  This competitive disadvantage could be compounded by an escalation in medical cost trend rates that affects active employee and retiree benefit expenses.  This would adversely affect the Company’s financial results and could adversely affect the long-term ability of the Company to provide future healthcare benefits.

●
Risks associated with the Company’s pension obligations.  The Company’s pension trust is currently underfunded to meet its long-term obligations, primarily as a result of below-expectation investment returns in the early years of this decade, as well as the recent dramatic decline in the financial markets.  The extent of underfunding is directly affected by changes in interest rates and asset returns in the securities markets.  It is also affected by the rate and age of employee retirements, along with other actuarial experiences compared to projections.  These items affect pension plan assets and the calculation of pension and other postretirement benefit obligations and expenses.  Such changes could increase the cost to the Company of those obligations, which could have a material adverse affect on the Company’s results and its ability to meet those obligations.  In addition, changes in the law, rules, or governmental regulations with respect to pension funding also could materially and adversely affect the cash flow of the Company to meet its pension and other benefit obligations.  These items could affect the Company’s pension funding contributions.

●
Risks associated with major litigation, arbitrations, environmental issues and other contingencies.  The Company has described several significant legal and environmental proceedings in Items 1 and 3 of this report.  An adverse result in one or more of those proceedings could negatively impact the Company’s financial results and cash flows.

●
Risks associated with environmental compliance.  Due to the nature and extent of environmental issues affecting the Company’s operations and obligations, changes in application or scope of environmental regulations applicable to the Company could have a significant adverse impact on the Company’s operations and financial results and cash flows.

●
Risks associated with climate change and greenhouse gas emission limitations. The United States has not ratified the 1997 Kyoto Protocol Treaty (the "Kyoto Protocol") and the Company does not produce steel in a country which has ratified that treaty. Negotiations for a treaty which would succeed the Kyoto Protocol are ongoing and it is not known yet what the terms of that successor treaty ultimately will be or if the United States will ratify it.  It appears, however, that limitations on greenhouse gas emissions may be imposed in the United States at some point in the future through federally enacted legislation.  If such legislation is enacted, the Company anticipates incurring increased energy, environmental and other costs in order to comply with the limitations imposed on greenhouse gas emissions.  In addition, depending upon whether similar limitations are imposed globally, the legislation could negatively impact the Company's ability to compete with foreign steel companies situated in areas not subject to such limitations.  Unless and until the legislation is enacted and its terms are known, however, the Company cannot reasonably or reliably estimate the impact of such legislation on its financial condition, operating performance or ability to compete.

●
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

While the previously listed items represent the most significant risks to the Company, the Company regularly monitors and reports risks to Management by means of a formal Total Enterprise Risk Management program.

Item 1B.	Unresolved Staff Comments.

The Company has no unresolved Securities and Exchange Commission staff comments.

Item 2.	Properties.

The Company’s corporate headquarters are located in West Chester, Ohio.  The Company is leasing the building in West Chester.  The initial term of the lease for the building is twelve years, with two five-year options to extend the lease.  The Company is considering and will likely forego a purchase option on the building which expires at the end of February 2009.  The Company continues to own its former headquarters building and the property on which it is located, but is assessing its options for the future uses of the building.  Steelmaking, finishing and tubing operations are conducted at nine facilities located in Indiana, Kentucky, Ohio and Pennsylvania. All of these facilities are owned by the Company, either directly or through wholly-owned subsidiaries.

Middletown Works is situated on approximately 2,400 acres in Middletown, Ohio.  It consists of a coke facility, blast furnace, basic oxygen furnaces and continuous caster for the production of carbon steel.  Also located at the Middletown site are a hot rolling mill, cold rolling mill, two pickling lines, four annealing facilities, two temper mills and three coating lines for finishing the product.

Ashland Works is located on approximately 600 acres in Ashland, Kentucky.  It consists of a coke facility, blast furnace, basic oxygen furnaces and continuous caster for the production of carbon steel.  A coating line at Ashland also helps to complete the finishing operation of the material processed at the Middletown plant.

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

Mansfield Works is located on approximately 350 acres in Mansfield, Ohio.  The 1.1 million square-foot facility produces stainless steel and includes a melt shop with two electric arc furnaces, an argon-oxygen decarburization unit, a thin-slab continuous caster, and a six-stand hot rolling mill.

Zanesville Works is located on 130 acres in Zanesville, Ohio.  It consists of a 508,000 square-foot finishing plant for some of the stainless and electrical steel produced at Butler Works and Mansfield Works and has a Sendzimer cold rolling mill, annealing and pickling lines, high temperature box anneal and other decarburization and coating units.

AK Tube’s Walbridge plant, located in Ohio, operates six electric resistance weld tube mills, two slitters and various other processing equipment housed in a 330,000 square foot facility.  AK Tube’s Columbus plant, located in Indiana, is a 142,000 square-foot facility with eight electric resistance weld and two laser weld tube mills.

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

As previously reported, on June 29, 2000, the United States filed a complaint on behalf of the EPA against AK Steel in the U.S. District Court for the Southern District of Ohio (the “Court”), Case No. C-1-00530, for alleged violations of the Clean Air Act, the Clean Water Act and the RCRA at Middletown Works.  Subsequently, the State of Ohio, the Sierra Club and the National Resources Defense Council intervened.  On April 3, 2006, a proposed Consent Decree in Partial Resolution of Pending Claims (the “Consent Decree”), executed by all parties, was lodged with the

Court.  After a 30-day notice period, the Consent Decree was entered by the Court on May 15, 2006.  Under the Consent Decree, the Company will implement certain RCRA corrective action interim measures to address polychlorinated biphenyls (“PCBs”) in sediments and soils relating to Dicks Creek and certain other specified surface waters, adjacent floodplain areas, and other previously identified geographic areas. The Company also will undertake a comprehensive RCRA facility investigation at its Middletown Works and, as appropriate, complete a corrective measures study. Under the Consent Decree, the Company paid a civil penalty of $0.46 and agreed to perform a supplemental environmental project to remove ozone-depleting refrigerants from certain equipment at an estimated cost of $0.85.  The Company has completed performance of the supplemental environmental project, but approval of such project by the EPA remains pending.  The Company anticipates that the cost of the remaining remedial work required under the Consent Decree will be approximately $18.0, consisting of approximately $3.2 in capital investments and $14.8 in expenses.  The Company has accrued the $14.8 for anticipated expenses associated with this project. Additional work will be performed to more definitively delineate the soils and sediments which will need to be removed under the Consent Decree.  Until that process is complete, the Company cannot reliably determine whether the actual cost of the work required under the Consent Decree will exceed the amount presently accrued.  If there are additional costs, the Company does not anticipate at this time that they will have a material financial impact on the Company.  The Company cannot reliably estimate at this time the timeframe during which the accrued or potential additional costs would be incurred.

On June 26, 2002, seventeen individuals filed a purported class action against AK Steel in the United States District Court for the Southern District of Ohio, Case No. C-1-02-467.  As subsequently amended, the complaint alleges that AK Steel discriminates against African-Americans in its hiring practices and that AK Steel discriminates against all of its employees by preventing its employees from working in a racially integrated environment free from racial discrimination.  The named plaintiffs seek various forms of declaratory, injunctive and unspecified monetary relief (including back pay, front pay, lost benefits, lost seniority and punitive damages) for themselves and unsuccessful African-American candidates for employment at AK Steel.  On January 19, 2007, the Court conditionally certified two subclasses of unsuccessful African-American candidates.  On January 14, 2008, AK Steel filed motions for summary judgment on all claims.  On April 9, 2008, the Court granted AK Steel’s motion for summary judgment with respect to the disparate treatment claims of four of the named plaintiffs and those claims have been dismissed with prejudice.  In addition, the claims of several other plaintiffs were dismissed for various reasons, leaving a total of six plaintiffs, including five with claims as class representatives and one with an individual claim.  On May 29, 2008, AK Steel reached a settlement (the “Bert Settlement”) with the class representatives (on behalf of themselves and the entire classes) and the one remaining plaintiff whose individual claim was not dismissed.  The Bert Settlement was subject to court approval.  On July 8, 2008, the court issued an order giving preliminary approval of the Bert Settlement and scheduling a hearing (the “Fairness Hearing”) on final approval for October 21, 2008.  On October 21, 2008, the Court held the Fairness Hearing and, having received no timely objections, approved the Bert Settlement on October 23, 2008.  Under the terms of the Bert Settlement, AK Steel will no longer use the pre-employment test at issue in the litigation, and will have pre-employment tests used at its Middletown Works and Ashland Works validated by an expert agreed to by the parties.  The judgment dismissing all claims covered by the Bert Settlement became final (i.e., not subject to any appeals) on December 3, 2008.   Accordingly, AK Steel paid ten thousand dollars to each of five class representatives and to the one remaining individual plaintiff and paid $0.75 to class counsel in attorney’s fees.  AK Steel further will contribute the amount of three thousand four hundred dollars for each class member who files a timely proof of claim to a common fund to be distributed by class counsel.  There are an estimated 154 class members.  Class members had until February 2, 2009, to return their proof of claim.  As of that date, 46 class members had filed a proof of claim.

Since 1990, AK Steel (or its predecessor, Armco Inc.) has been named as a defendant in numerous lawsuits alleging personal injury as a result of exposure to asbestos.  As of December 31, 2008, there were approximately 437 such lawsuits pending against AK Steel.  The great majority of these lawsuits have been filed on behalf of people who claim to have been exposed to asbestos while visiting the premises of a current or former AK Steel facility.  Approximately 40% of these premises suits arise out of claims of exposure at a facility in Houston, Texas that has been closed since 1984.  When such an asbestos lawsuit initially is filed, the complaint typically does not include a specific dollar claim for damages.  Only 137 of the 437 cases pending at December 31, 2008 in which AK Steel is a defendant include specific dollar claims for damages in the filed complaints.  Those 137 cases involve a total of 2,534 plaintiffs and 17,488 defendants.  In these cases, the complaint typically includes a monetary claim for compensatory damages and a separate monetary claim in an equal amount for punitive damages, and does not attempt to allocate the total monetary claim among the various defendants.  For example, 121 of the 137 cases involve claims of $0.2 or less, eight involve claims of between $0.2 and $5.0, five involve claims of between $5.0 and $15.0, and three involve claims of $20.0.  In each case, the amount described is per plaintiff against all of the defendants, collectively.  Thus, it usually is not possible at the outset of a case to determine the specific dollar amount of a claim against AK Steel.  In fact, it usually is not even possible at the outset to determine which of the plaintiffs actually will pursue a claim against AK Steel.  Typically, that can only be determined through written interrogatories or other discovery after a case has been filed.  Thus, in a case involving multiple plaintiffs and multiple defendants, AK Steel initially only accounts for the lawsuit as one claim against it.  After AK Steel has determined through discovery whether a particular plaintiff will pursue a claim against it, it makes an appropriate adjustment to statistically account for that specific claim.  It has been AK Steel’s experience to date that only a small percentage of asbestos plaintiffs ultimately identify AK Steel as a target defendant from whom they actually seek damages and most of these claims ultimately are either dismissed or settled for a small fraction of the damages initially claimed.  Set forth below is a chart showing the number of new claims filed (accounted for as described above), the number of pending claims disposed of (i.e. settled or otherwise dismissed), and the approximate net amount of dollars paid on behalf of AK Steel in settlement of asbestos-related claims in 2008 and 2007.

	2008	2007
New Claims Filed	41	71
Claims Disposed Of	39	138
Total Amount Paid in Settlements	$0.7	$0.4

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

As previously reported, on January 2, 2002, John D. West, a former employee, filed a purported class action in the United States District Court for the Southern District of Ohio against the AK Steel Corporation Retirement Accumulation Pension Plan, or AK RAPP, and the AK Steel Corporation Benefit Plans Administrative Committee.  Mr. West claims that the method used under the AK RAPP to determine lump sum distributions does not comply with the Employment Retirement Income Security Act of 1974 (“ERISA”) and resulted in underpayment of benefits to him and the other class members.  The District Court ruled in favor of the plaintiff class and on March 29, 2006 entered an amended final judgment against the defendants in the amount of $37.6 in damages and $7.3 in prejudgment interest, for a total of approximately $44.9, with post judgment interest accruing at the rate of 4.7% per annum until paid.  The defendants appealed to the United States Court of Appeals for the Sixth Circuit.  On April 20, 2007, a panel of the Court of Appeals issued an opinion in which it affirmed the decision of the District Court.  On May 4, 2007, the defendants filed a petition seeking a rehearing by that panel or the full Court of Appeals for the Sixth Circuit.  The petition was not granted.  On August 15, 2007, the defendants filed a motion to stay the issuance of a mandate pending the filing of a petition for certiorari.  On August 28, 2007, the Court of Appeals granted the motion.  On November 16, 2007, defendants filed a petition for certiorari with the Supreme Court of the United States.  On January 12, 2009, the Supreme Court rejected the defendants’ petition, leaving intact the decisions of the courts below.  As a consequence, amounts owed pursuant to the judgment entered against the defendants will be paid to class members using funds from the AK Steel Master Pension Trust.  The timing of those payments will depend upon the resolution of an application by counsel for the class members for an award of attorneys’ fees.  The Company’s pension liability was re-measured as of April 30, 2007 to include the amount of this liability as of that date.  That amount was $47.4.  The Company’s current estimates of its future funding obligations for its pension liabilities thus include a $47.4 liability associated with this case.  As of December 31, 2008, the amount of the judgment plus total accrued interest was approximately $51.0.  See discussion of future pension funding obligations in Part I, Item 2, Liquidity and Capital Resources.

On October 20, 2005, two individuals filed a purported class action against AK Steel and the AK Steel Corporation Benefit Plans Administrative Committee in the United States District Court for the Southern District of Ohio, Case No. 1:05-cv-681. The complaint alleges that the defendants incorrectly calculated the amount of surviving spouse benefits due to be paid to the plaintiffs under the applicable pension plan.  On December 19, 2005, the defendants filed their answer to the complaint. The parties subsequently filed cross-motions for summary judgment on the issue of whether the applicable plan language had been properly interpreted.  On September 28, 2007, the United States Magistrate Judge assigned to the case issued a Report and Recommendation in which he recommended that the plaintiffs’ motion for partial summary judgment be granted and that the defendants’ motion be denied.  The defendants filed timely objections to the Magistrate’s Report and Recommendation.   On March 31, 2008, the court issued an order adopting the Magistrate’s recommendation and granting partial summary judgment to the plaintiffs on the issue of plan interpretation.  The case now will proceed forward with respect to discovery on the issue of damages.  The plaintiffs’ motion for class certification was granted by the Court on October 27, 2008.  No trial date has been set.  The defendants intend to contest this matter vigorously.

On December 12, 2007, two individuals filed a purported class action against AK Holding, AK Steel, Anthem Insurance Companies, Inc. (“Anthem”), and others in the United States District Court for the Southern District of Ohio, Case No. 1:07-cv-01002.  The complaint alleges that the plaintiffs are entitled to compensation arising from the demutualization of Anthem in 2001.  On March 20, 2008, AK Holding and AK Steel filed their answer to the complaint.  On January 16, 2009, AK Holding and AK Steel filed a joint motion for summary judgment with respect to all claims set forth in the Complaint.  That motion remains pending.  Discovery has commenced.  Trial is currently scheduled for July 13, 2009.  AK Holding and AK Steel intend to contest this matter vigorously.

In September and October, 2008, several companies filed purported class actions in the United States District Court for the Northern District of Illinois, against nine steel manufacturers, including AK Holding.  The Case Nos. for these actions are 08CV5214, 08CV5371, 08CV5468, 08CV5633, 08CV5700, 08CV5942 and 08CV6197.  The plaintiffs are companies which claim to have purchased steel products from one or more of the defendants and they purport to file the actions on behalf of all persons and entities who purchased steel products for delivery or pickup in the United States from any of the named defendants at any time from at least as early as January 2005 to the present. The complaints allege that the defendant steel producers have conspired to restrict output and to fix, raise, stabilize and maintain artificially high prices with respect to steel products in the United States.  On January 2, 2009, the defendants filed motions to dismiss all of the claims set forth in the Complaints.  Those motions remain pending.  Discovery has not yet commenced and no trial date has been set.  AK Holding intends to contest this matter vigorously.

Middletown Works Retiree Healthcare Benefits Litigation

On June 1, 2006, AK Steel notified approximately 4,600 of its current retirees (or their surviving spouses) who formerly were hourly and salaried members of the Armco Employees Independent Federation (“AEIF”) that AK Steel was terminating their existing healthcare insurance benefits plan and implementing a new plan more consistent with current steel industry practices which would require the retirees to contribute to the cost of their healthcare benefits, effective October 1, 2006.  On July 18, 2006, a group of nine former hourly and salaried members of the AEIF filed a purported class action (the “Retiree Action”) in the United States District Court for the Southern District of Ohio (the “Court”), Case No. 1-06CV0468, alleging that AK Steel did not have a right to make changes to their healthcare benefits. The named plaintiffs in the Retiree Action sought, among other things, injunctive relief (including an order retroactively rescinding the changes) for themselves and the other members of the class.  On August 4, 2006, the plaintiffs in the Retiree Action filed a motion for a preliminary injunction seeking to prevent AK Steel from implementing the previously announced changes to healthcare benefits with respect to the AEIF-represented hourly employees.  AK Steel opposed that motion, but on September 22, 2006 the trial court issued an order granting the motion.  On that same day, AK Steel filed a notice of appeal to the United States Court of Appeals for the Sixth Circuit seeking a reversal of the decision to grant the preliminary injunction.  While the appeal was pending, however, the Company announced on October 8, 2007 that it had reached a tentative settlement (the “Settlement”) of the claims of the retirees in the Retiree Action.  Accordingly, on October 18, 2007, the pending appeal from the preliminary injunction was dismissed at the request of the parties.

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

The Class Members were given the opportunity to object to the Settlement in writing and, if they so objected in writing, to oppose it orally at the Fairness Hearing.  A group of retirees did file objections.  The Fairness Hearing was conducted on February 12-13, 2008.  The objecting retirees were represented by counsel at the Fairness Hearing and did oppose the Settlement.  On February 21, 2008, the Court issued a written decision approving the Settlement.  The final judgment (the “Judgment”) formally approving the Settlement was entered on February 29, 2008.  The Settlement became effective on that date.  The Class Members who opposed the Settlement have filed appeals from the Judgment to the United States Court of Appeals for the Sixth Circuit, Case Nos. 08-3166 and 08-3354.  The briefing has been completed and a hearing date is scheduled for March 6, 2009.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

Executive Officers of the Registrant

The following table sets forth the name, age and principal position with the Company of each of its executive officers as of February 20, 2009:

Name	Age	Positions with the Company
James L. Wainscott	51	Chairman of the Board, President and Chief Executive Officer
David C. Horn	57	Senior Vice President, General Counsel and Secretary
John F. Kaloski	59	Senior Vice President, Operations
Albert E. Ferrara, Jr.	60	Vice President, Finance and Chief Financial Officer
Douglas W. Gant	50	Vice President, Sales and Customer Service
Alan H. McCoy	57	Vice President, Government and Public Relations
Lawrence F. Zizzo, Jr.	60	Vice President, Human Resources

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

AK Holding’s common stock has been listed on the New York Stock Exchange since April 5, 1995 (symbol: AKS).  The table below sets forth, for the calendar quarters indicated, the reported high and low sales prices of the common stock:

	2008		2007
	High	Low	High	Low
First Quarter	$57.19	$34.20	$23.94	$16.13
Second Quarter	$73.07	$54.21	$38.52	$23.49
Third Quarter	$68.10	$22.54	$44.98	$27.90
Fourth Quarter	$25.42	$5.20	$53.97	$39.10

As of February 20, 2009 there were 110,911,146 shares of common stock outstanding and held of record by 4,900 stockholders.  The closing stock price on February 20, 2009 was $6.90 per share.  Because depositories, brokers and other nominees held many of these shares, the number of record holders is not representative of the number of beneficial holders.

The payment of cash dividends is subject to a restrictive covenant contained in the instruments governing the Company’s outstanding senior debt.  The covenant allows the payment of dividends, if declared by the Board of Directors, and the redemption or purchase of shares of its outstanding capital stock, subject to a formula that reflects cumulative net earnings.  During the period from 2001 to the third quarter of 2007, the Company was not permitted under the formula to pay a cash dividend on its common stock or repurchase its shares as a result of cumulative losses recorded before and during that period.  During the third quarter of 2007, the cumulative losses calculated under the formula were eliminated due to the improved financial performance of the Company.  Accordingly, since that time, payment of a cash dividend and repurchase of the Company’s shares have been permissible under the senior debt covenants.  As of December 31, 2008, the limitation on these restricted payments was approximately $195.3.  Restrictive covenants also are contained in the instruments governing the Company’s $850.0 asset-based revolving credit facility.  Under the credit facility covenants, dividends and share repurchases are not restricted unless availability falls below $150.0, at which point dividends would be limited to $12.0 annually and share repurchases would be prohibited.  As of December 31, 2008, the availability under the asset-based revolving credit facility of $682.3 significantly exceeds $150.0.  Accordingly, there currently are no covenant restrictions on the Company’s ability to declare and pay a dividend to its shareholders.

The Company established an initial quarterly common stock dividend rate of $0.05 per share effective with the March 2008 payment.  Information concerning the amount and frequency of dividends declared and paid is as follows:

2008 COMMON STOCK DIVIDENDS

Record Date	Payment Date		Per Share
February 15, 2008	March 10, 2008		$0.05
May 16, 2008	June 10, 2008		$0.05
August 15, 2008	September 10, 2008		$0.05
November 14, 2008	December 10, 2008		$0.05
		Total	$0.20

On January 27, 2009, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock, payable on March 10, 2009, to shareholders of record on February 13, 2009.

  On October 21, 2008, the Company announced that its Board of Directors had authorized the Company to repurchase, from time to time, up to $150.0 of its outstanding equity securities.  During the fourth quarter of 2008, the Company expended $14.4 to purchase 1,650,801 shares of its common stock pursuant to this authorization.  This stock repurchase plan superseded and replaced a previous stock repurchase plan announced in 2000.  The Company’s ability to purchase shares under this authorization is subject to the same debt covenant discussed above that can restrict dividend payments.

There were no unregistered sales of equity securities in the quarter or year ended December 31, 2008.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share (1) (2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
October 1 through 31, 2008	200,421	$11.34	200,000
November 1 through 30, 2008	1,337,401	8.49	1,337,401
December 1 through 31, 2008	113,400	6.91	113,400
Total	1,651,222	$8.73	1,650,801	$135.6

(1)
During the quarter, the Company repurchased 421 shares of common stock owned by participants in its restricted stock awards program under the terms of its Stock Incentive Plan.  In order to satisfy the requirement that an amount be withheld that is sufficient to pay federal, state and local taxes due upon the vesting of the restricted stock, employees are permitted to have the Company withhold shares having a fair market value equal to the tax which could be imposed on the transaction.  The Company repurchases the withheld shares at the quoted average of high and low prices on the day the shares are withheld.

(2)
On October 21, 2008, the Company announced that its Board of Directors had authorized the Company to repurchase, from time to time, up to $150.0 of its outstanding equity securities.  This stock repurchase plan supersedes and replaces a previous stock repurchase plan announced in 2000.  There were 1,650,801 shares repurchased under this program between October 21 and December 31, 2008.  There is no expiration date specified in the Board of Directors’ authorization.

The following graph compares cumulative total stockholder return on the Company’s Common Stock for the five-year period from January 1, 2004 through December 31, 2008 with the cumulative total return for the same period of (i) the Standard & Poor’s Stock Index and (ii) S&P 500 Metals & Mining Index.  The S&P 500 Metals & Mining Index is made up of AK Steel Holding Corporation, Alcoa Inc., Titanium Metals Corporation, Newmont Mining Corporation, Nucor Corporation, Freeport-McMoRan Copper & Gold Inc., Allegheny Technologies Inc., and United States Steel Corporation.  These comparisons assume an investment of $100 at the commencement of the period and reinvestment of dividends.

Item 6.	Selected Financial Data.

The following selected historical consolidated financial data for each of the five years in the period ended December 31, 2008 have been derived from the Company’s audited consolidated financial statements. On March 31, 2004, the Company sold Douglas Dynamics, LLC, and on April 12, 2004, it completed the sale of Greens Port Industrial Park.  The results of Douglas Dynamics and Greens Port Industrial Park are classified as discontinued operations.  The selected historical consolidated financial data presented herein are qualified in their entirety by, and should be read in conjunction with, the consolidated financial statements of the Company set forth in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in Item 7.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(dollars in millions, except per share data)
Statement of Operations Data:
Net sales	$7,644.3	$7,003.0	$6,069.0	$5,647.4	$5,217.3
Cost of products sold (exclusive of items below)	6,491.1	5,919.0	5,452.7	4,996.8	4,553.6
Selling and administrative expenses	223.6	223.5	207.7	208.4	206.4
Depreciation	202.1	196.3	194.0	196.4	206.2
Other operating items:
Pension and other postretirement benefits corridor charges (1)	660.1	—	133.2	54.2	330.8
Asset impairment charges (2)	—	—	—	31.7	—
Curtailment and labor contract charges (1)	39.4	39.8	15.8	12.9	—
Impairment of equity investment (3)	—	—	—	33.9	—
Total operating costs	7,616.3	6,378.6	6,003.4	5,534.3	5,297.0
Operating profit (loss)	28.0	624.4	65.6	113.1	(79.7)
Interest expense	46.5	68.3	89.1	86.8	110.1
Loss on early retirement of debt	—	—	—	—	8.7
Interest income (4)	10.5	32.2	21.2	9.1	3.9
Other income (expense)	1.1	3.0	(0.8)	2.6	1.3
Income (loss) from continuing operations before income tax	(6.9)	591.3	(3.1)	38.0	(193.3)
Income tax provision (benefit) due to state tax law changes	—	(11.4)	5.7	32.6	—
Income tax provision (benefit) (5)	(10.9)	215.0	(20.8)	6.2	(223.8)
Income (loss) from continuing operations	4.0	387.7	12.0	(0.8)	30.5
Income and gain on sale from discontinued operations (6)	—	—	—	—	207.9
Cumulative effect of accounting change (7)	—	—	—	(1.5)	—
Net income (loss)	$4.0	$387.7	$12.0	$(2.3)	$238.4
Basic earnings per share:
Income (loss) from continuing operations	$0.04	$3.50	$0.11	$(0.01)	$0.28
Income from discontinued operations	—	—	—	—	1.91
Cumulative effect of accounting change	—	—	—	(0.01)	—
Net income (loss)	$0.04	$3.50	$0.11	$(0.02)	$2.19
Diluted earnings per share:
Income (loss) from continuing operations	$0.04	$3.46	$0.11	$(0.01)	$0.28
Income from discontinued operations	—	—	—	—	1.90
Cumulative effect of accounting change	—	—	—	(0.01)	—
Net income (loss)	$0.04	$3.46	$0.11	$(0.02)	$2.18

	As of December 31,
	2008	2007	2006	2005	2004
Balance Sheet Data:
Cash and cash equivalents	$562.7	$713.6	$519.4	$519.6	$377.1
Working capital	1,268.6	1,453.9	1,616.0	1,343.0	1,360.1
Total assets	4,682.0	5,197.4	5,517.6	5,487.9	5,452.7
Current portion of long-term debt	0.7	12.7	—	—	—
Long-term debt (excluding current portion)	632.6	652.7	1,115.2	1,114.9	1,109.7
Current portion of pension and postretirement benefit obligations	152.4	158.0	157.0	237.0	159.9
Long-term pension and postretirement benefit obligations (excluding current portion)	2,144.2	2,537.2	2,927.6	3,115.6	3,264.1
Stockholders’ equity	968.0	874.7	417.0	220.5	197.4

(1)
Under its method of accounting for pensions and other postretirement benefits, the Company recorded non-cash corridor charges in 2008, 2006, 2005 and 2004.  Included in 2008 is a curtailment charge of $39.4 associated with a cap imposed on a defined benefit pension plan for salaried employees.  Included in 2007 are curtailment charges of $15.1 and $24.7 associated with new labor agreements at the Company’s Mansfield Works and Middletown Works, respectively.  Included in 2006 is a curtailment charge of $10.8 associated with new Butler and Zanesville Works labor agreements and one-time charges of $5.0 related to contract negotiations.  Included in 2005 is a curtailment charge of $12.9 associated with the new labor agreement at the Company’s Ashland Works.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 1 to the consolidated financial statements for additional information.

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
(6)
On March 31, 2004 the Company sold Douglas Dynamics, LLC and on April 12, 2004 completed the sale of Greens Port Industrial Park.  As a result, the Company reported an aggregate gain, net of tax, of $201.4 on the sales.  During 2004 the Company also reported income from these discontinued operations, net of tax, of $6.5.

(7)
The Company’s adoption during the fourth quarter of 2005 of FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143”, resulted in the Company recording a charge of $1.5, net of tax.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operations Overview

The Company’s operations consist of seven steelmaking and finishing plants that produce flat-rolled carbon steels, including premium-quality coated, cold-rolled and hot-rolled products, and specialty stainless and electrical steels that are sold in hot band, sheet and strip form.  These products are sold to the automotive, infrastructure and manufacturing, and distributors and converters markets.  The Company sells its carbon products principally to domestic customers.  The Company’s electrical and stainless steel products are sold both domestically and increasingly, internationally.  The Company’s continuing operations also include two plants operated by AK Tube where flat-rolled carbon and stainless steel is further finished into welded steel tubing. In addition, the Company operates European trading companies that buy and sell steel and steel products.

Safety, quality and productivity are the focal points of AK Steel’s operations and the hallmarks of its success.  AK Steel has led the steel industry in safety performance for many years.  In 2008, the Company experienced another year of outstanding safety performance and received a variety of awards.  For the third consecutive year, the Company’s Ashland, Kentucky coke plant received the Max Eward Safety Award, recognizing it for the best safety record in the industry.  The Company’s Zanesville Works was honored by the Ohio Bureau of Workers Compensation with two awards for its safety performance.  Similarly, the Walbridge plant of AK Tube LLC, a wholly-owned subsidiary of the Company, received two awards from the Ohio Bureau of Workers Compensation for its safety performance.

The Company also had one of its best performances with respect to quality in 2008.  The Company has been recognized repeatedly in leading surveys for being industry-best in overall quality for carbon, stainless and electrical steels and received such recognition again in 2008.  The Company also received a variety of quality awards from customers and others in 2008.  The Company was added to the list of “World-Class Steelmakers” by World Steel Dynamics, a prominent steel industry strategic information service.  The Company also received a MANNY award for excellence in manufacturing from Cincy Magazine, a leading business publication in Cincinnati, Ohio.  All of the Company’s steel plants have been awarded ISO/TS 16949:2002 Quality Management System certification, which is an international quality management system standard developed by the International Automotive Task Force and the Japan Automobile Manufacturers Association in conjunction with the international standards community.  All of the Company’s steel facilities also have been awarded certificates of registration under ISO 14001, a set of voluntary environmental management systems standards that enable an organization to control the impact of its activities, products or services on the environment.  Audits to maintain these certifications are performed on a periodic and timely basis, and the Company continues to be ISO/TS 16949:2002 and ISO 14001 certified.

With respect to productivity, in 2008 the Company continued to improve on its historically excellent productivity performance and achieved record performances at numerous units at all locations.  Until the dramatic decline in the United States and global economies that occurred during the fourth quarter of 2008, all of the Company’s units were operating at excellent productivity rates, with numerous records being set at its specialty steel plants.  Unfortunately, the severe downturn in the economy resulted in sharply lower demand for the Company’s products, causing the Company to substantially reduce production and to temporarily idle facilities during the fourth quarter.

The Company announced or completed several capital projects in 2008 which should have a favorable ongoing impact on its operations and financial results.  In July 2008, the Company announced a capital investment project at its Butler Works in the amount of $21.0 to further expand the Company’s production capabilities for high-end, grain-oriented electrical steels that in recent years have been in strong demand in both the United States and global markets.  While the demand for those electrical steel products has moderated recently due to the economic downturn, the large stimulus package recently signed into law by President Obama may spur an increase in that demand.  In any event, the Company anticipates that strong demand for high-end electrical steel products will return early in the economic recovery and this expansion will position it to meet that demand.  The project includes installation of new production equipment at the Company’s Butler Works to utilize the Company’s proprietary special annealing technology, as well as upgrades to an existing processing line at Butler Works.

The Company also announced a project with SunCoke Energy, Inc. (“SunCoke”) to construct a new state-of-the-art, environmentally friendly heat-recovery coke battery capable of producing 550,000 net tons of metallurgical grade coke, as well as electrical power, for the Company’s Middletown Works.  The new coke battery will be constructed, owned and operated by SunCoke and the Company will purchase the coke and electricity pursuant to a 20-year supply contract.  Construction of the new facility was delayed due to delays in the issuance of a required environmental permit-to-install.  That required permit now has been issued and construction has begun.  Appeals to the Ohio Environmental Review Appeals Commission from the issuance of the permit-to-install have been filed by a limited number of third parties who objected to the issuance of the permit and oppose the project.  Those appeals remain pending.   On January 28, 2009, the City of Monroe filed an action in federal district court in Cincinnati, Ohio, Case No. 1:09-CV-00063, pursuant to Section 304(a)(3) of the Clean Air Act seeking, among other things, to block construction of the new coke battery.  The Company is not a party to this litigation.  The defendants in the action are SunCoke Energy, Inc. and Middletown Coke Company, Inc.

2008 Financial Results Overview

Until the dramatic downturn in the economy which occurred in the fourth quarter of 2008, the Company was well on its way to its best-ever annual financial performance.  Unfortunately, that economic downturn had a severe negative impact on the Company’s business in the fourth quarter and likewise hurt the Company’s full-year results.  That said, the Company still was able to establish new annual records for average selling price and revenue, as well as adjusted operating profit and adjusted operating profit per ton.

In addition to being impacted by the economic downturn, most of the key financial metrics reported by the Company were adversely impacted by two significant non-cash charges which the Company recorded in the fourth quarter of 2008.  The first of these charges was a “corridor charge” of $660.1 which the Company recognized in the fourth quarter under its method of accounting for pensions and other postretirement employee benefits.  See discussion in the “Pension & Other Postretirement Employee Benefit Charges” section below for further information concerning this corridor charge.  The second charge was a curtailment charge of $39.4 associated with the “lock and freeze” of a defined benefit pension plan covering all salaried employees. While both of these items were pre-tax, non-cash charges, they collectively resulted in a significant reduction in the reported results for the Company’s fourth quarter and full-year operating profit and net income.

 For the fourth quarter of 2008, excluding the above-referenced non-cash corridor and curtailment charges, the Company reported adjusted income before taxes of $0.6 and adjusted operating profit of $10.3, or approximately $10 per ton.  Including those charges, the Company reported a loss before taxes of $698.9 and an operating loss of $689.2, or approximately $642 per ton in the fourth quarter.  For all of 2008, excluding the non-cash corridor and curtailment charges referred to above, the Company reported adjusted pre-tax income of $692.6, its best ever, and adjusted operating profit of $727.5, or approximately $124 per ton, also a record.  Including those charges, the Company reported net income of $4.0, or $0.04 per diluted share, and operating profit of $28.0, or $5 per ton for 2008.  Net sales increased by 9% over 2007 to a new annual net sales record of $7.6 billion in 2008.  The average annual selling price for the Company’s products rose to $1,303 per ton, also a Company record.

Despite contributing $225.0 to the Company’s pension trust fund and $468.0 to the Middletown Works retirees VEBA Trust, the Company’s cash at 2008 year-end was $562.7 versus $713.6 at 2007 year-end.  The Company also ended 2008 with $682.3 of availability under its credit facility, resulting in a total liquidity of $1,245.0.

Key Factors Generally Impacting Financial Results

There were several key factors which impacted the Company’s financial results.  On the positive side, strong product demand (principally during the first three quarters), a keen focus on business basics, and excellent operational performance combined to enable the company to achieve a record average annual selling price and record annual revenue in 2008. On the negative side, the Company’s financial results for the year were impacted significantly by the unanticipated and dramatic decline in the economies of the United States and the world during the fourth quarter of 2008 and by a pre-tax pension corridor charge of $660.1 and curtailment charges of $39.4.

Through the first three quarters of 2008, the Company was well on its way to record annual results with respect to virtually all of its key financial metrics.  For example, the Company had record operating profit of $717.2 for the nine-month period ended September 30, 2008 and its operating profit per ton of $210 for the three months ended September 30, 2008 also was a record.  The downturn that occurred principally during the fourth quarter was the swiftest and the most severe that the steel industry has faced in many decades.  The Company began to see a significant deterioration in its business early in the fourth quarter and, as it became clearer that the reduction in product orders was not going to significantly improve soon, the Company quickly took steps to bring costs and inventories in line with its reduced level of business.  Initially, those steps included operational adjustments and reduced purchases of raw materials.  As economic conditions worsened, Management determined that the Company would need to take additional measures, including idling some of its facilities, laying off personnel, and otherwise reducing employment and input costs.  By November 2008, the Company announced that it would temporarily idle some of its production and finishing facilities and would lay off a significant number of employees. In December 2008, that announcement was followed by the announcement of reductions in salaried employee base salaries and benefits, as well as a program to provide incentives for early retirements.

By taking these steps, the Company is reducing its costs to a level more consistent with the volume of business it received in the fourth quarter.  Nonetheless, the reduction in orders attributable to the severe economic downturn which occurred in the fourth quarter still had a significant adverse impact on the Company’s financial results for the fourth quarter and for the full-year 2008.  The performance of the economy is typically a factor which affects the market conditions for the Company’s products, as well as the products of the steel industry generally.  Modest declines in the performance of the economy can often be overcome through adjustments to other factors affecting operating levels and profit, such as reducing input and other costs, increasing productivity to reduce cost per ton, increasing market share, etc.  The economic downturn which occurred during the fourth quarter of 2008, however, was so severe that it could not be entirely overcome by such adjustments, or by the positive factors which contributed to the Company’s otherwise strong performance in 2008.

2008 Compared to 2007

Shipments

Steel shipments in 2008 were 5,866,000 tons, compared to 6,478,700 tons in 2007.  The year-to-year decrease was primarily the result of decreased sales in the fourth quarter due to the extreme decline in overall economic conditions.  Shipments of stainless, coated, cold-rolled and tubular products all declined in 2008 compared to 2007.   Partially offsetting these declines were increases in shipments of the Company’s high-end, grain-oriented electrical steel products and shipments by the Company’s European operations.   The increase in high-end electrical steel shipments

was principally the result of strong demand for such products through the first nine months of the year, both domestically and internationally, and was facilitated by the Company’s prior capital investments to increase its production capacity of electrical steel products.  As a result of the overall decline throughout most of the Company’s business, the value-added shipments remained relatively constant at 80.7% compared to 80.3%.  Tons shipped by product category for 2008 and 2007 were as follows:

(tons in thousands)	2008		2007
Stainless/electrical	957.1	16.3%	1,072.0	16.5%
Coated	2,477.8	42.2%	2,665.2	41.1%
Cold-rolled	1,185.2	20.2%	1,325.7	20.5%
Tubular	117.3	2.0%	144.7	2.2%
Subtotal value-added shipments	4,737.4	80.7%	5,207.6	80.3%
Hot-rolled	949.2	16.2%	1,008.5	15.6%
Secondary	179.4	3.1%	262.6	4.1%
Subtotal non value-added shipments	1,128.6	19.3%	1,271.1	19.7%

Total shipments	5,866.0	100.0%	6,478.7	100.0%

Net Sales

The Company set an all-time record for net sales in 2008 of $7,644.3, up 9% from the 2007 then-record sales of $7,003.0.  The year-to-year increase was driven by a record 2008 average annual selling price of $1,303 per ton compared to $1,081 per ton in 2007.  Several factors helped drive this improvement.  First, the Company benefited from an increase in pricing related to its contract business, with approximately 50% of its total shipments for the year being made subject to such pricing.  Second, with respect to the Company’s spot market sales, prices increased as a result of strong demand during the first nine month of the year, before retreating significantly during the fourth quarter. Third, over the course of the last several years, the Company has focused on optimizing its product mix to focus on growing its niche markets where its profit margins are strongest.  Lastly, as a result of volatile raw material and energy costs, the Company has negotiated variable pricing mechanisms with most of its contract customers, which enable the Company to pass on rising or falling commodity and energy costs during the life of the contract.  The Company had such variable pricing mechanisms with respect to approximately 75% of its contract shipments in 2008.

Net sales to customers outside the United States were $1,267.9, or 17% or total steel sales, for 2008, and $925.1, or 13% of total steel sales, for 2007.  A substantial majority of the revenue outside of the United States is associated with electrical and stainless steel products.

The Company’s direct automotive sales declined to approximately 32% of the Company’s total sales in 2008, compared to 40% in 2007.  The relative decline in automotive sales is principally the result of significantly reduced light vehicle production in North America due to the downturn in the economy, which led to reduced orders from the Company’s automotive customers, particularly in the fourth quarter of 2008.  It also is attributable to an increased volume of sales into the spot market of hot rolled products to non-automotive customers.  Also contributing to the decline in the percentage of direct automotive sales was an increase in the Company’s revenues from 2007 to 2008 attributable to electrical steel products which are included below in the infrastructure and manufacturing markets for the Company’s products.  The increase in revenue for electrical steel products was the result of both higher prices and increased shipments, particularly with respect to high-end, grain-oriented electrical steel products.  The Company’s infrastructure and manufacturing market sales increased to 29% of the Company’s total sales in 2008, compared to 26% in 2007.  This increase is principally the result of the increased electrical steel sales and reduced direct automotive sales.  The Company’s distributor and converter sales increased to 39% from 34% in 2007.  The principal reason for this percentage increase also was the decline in direct automotive sales.  The following table sets forth the percentage of the Company’s net sales attributable to various markets:

Market	2008	2007
Automotive	32%	40%
Infrastructure and Manufacturing (a)	29%	26%
Distributors and Converters (a)	39%	34%

(a)
The Company historically has referred to these markets by somewhat different names.  The names have been updated to simplify them, but the nature of the product sales and customers included in each market has not changed. For more information, see footnote to the table contained in the discussion of Customers in Item 1, on page 2.

Operating Profit and Adjusted Operating Profit

The Company reported an operating profit for 2008 of $28.0, compared to an operating profit of $624.4 for 2007. Included in 2008 and 2007 annual results were pre-tax, primarily non-cash corridor charges, which are described more fully below.  The exclusion of those charges results in record adjusted operating profit for 2008 of $727.5 compared to $664.2 for 2007.

Exclusion of the non-cash charges, discussed below, from the operating results is presented in order to clarify the effects of those charges on the Company’s operating results and to more clearly reflect the operating performance of the Company on a comparative basis for 2008 and 2007.  The excluded charges consist of a pension corridor charge in 2008 and pension curtailment charges in 2008 and 2007.

The Company incurred a corridor charge in 2008 of $660.1 related to its pension obligations.  There were no corridor charges in 2007.  A corridor charge, if required after a remeasurement of the Company's pension and other postretirement obligations, historically has been recorded in the fourth quarter of the year in accordance with the method of accounting for pension and other postretirement benefits which the Company adopted as a result of its merger with Armco Inc. in 1999.  Since 2001, the Company has recorded approximately $2.5 billion in non-cash pre-tax corridor charges as a result of this accounting treatment.  These corridor charges have had a significant negative impact on the Company’s financial statements including a substantial reduction in the Company’s stockholders’ equity.  Additional information concerning these corridor charges is contained in the “Pension & Other Postretirement Employee Benefit Charges” section below.  Though these corridor charges have been required in seven of the last eight years, it is impossible to reliably forecast or predict whether they will occur in future years or, if they do, what the magnitude will be.  They are driven mainly by events and circumstances beyond the Company’s control, primarily changes in interest rates, performance of the financial markets, healthcare cost trends and mortality and retirement experience.

The 2008 curtailment charges were a result of salaried workforce cost reductions implemented by the Company.  A defined benefit plan covering all salaried employees was “locked and frozen” and was replaced with a fixed percent contribution to a defined contribution pension plan.  As a result, the Company was required to recognize in the fourth quarter of 2008 the past service pension expense that previously would have been amortized.  Additional information concerning these charges is contained in the “Pension & Other Postretirement Employee Benefit Charges” section below.

The 2007 curtailment charge was a result of new labor agreements that the Company entered into with the represented employees at the Company’s Middletown Works and Mansfield Works.  Under these agreements, the existing defined benefit pension plan was “locked and frozen” in 2007, with subsequent Company contributions being made to multiemployer pension trusts.  As a result, the Company was required to recognize in 2007 the past service pension expense that previously would have been amortized.  These new labor agreements extend until 2011 and no further curtailment or other charges are anticipated to occur for the duration of the agreements.  Additional information concerning these charges is contained in the “Pension & Other Postretirement Employee Benefit Charges” section below.

Management believes that reporting adjusted operating profit (as a total and on a per-ton basis), which is not a financial measure under generally accepted accounting principles (“GAAP”), more clearly reflects the Company’s current operating results and provides investors with a better understanding of the Company’s overall financial performance.  In addition, the adjusted operating results facilitate the ability to compare the Company’s financial results to those of our competitors.  Management views the reported results of adjusted operating profit as an important operating performance measure and, as such, believes that the GAAP financial measure most directly comparable to it is operating profit.  Adjusted operating profit is used by management as a supplemental financial measure to evaluate the performance of the business.  Management believes that the non-GAAP measure, when analyzed in conjunction with the Company’s GAAP results and the accompanying reconciliations, provides additional insight into the financial trends of the Company’s business versus the GAAP results alone.  Management also believes that investors and potential investors in the Company’s securities should not rely on adjusted operating profit as a substitute for any GAAP financial measure and the Company encourages investors and potential investors to review the reconciliations of adjusted operating profit to the comparable GAAP financial measure.  While management believes that the non-GAAP measures allow for comparability to competitors, the most significant limitation on that comparison is that the Company immediately recognizes the pension and other postretirement benefit corridor charges, if required, after a remeasurement of the liability, historically, in the fourth quarter of the year.  The Company’s competitors do not recognize these pension and other postretirement costs immediately, but instead, amortize these costs over future years.  Management compensates for the limitations of this non-GAAP financial measure by recommending that this non-GAAP measure be evaluated in conjunction with the GAAP financial measure.

The following table reflects the reconciliation of non-GAAP financial measures for the full year 2008 and 2007 results:

Reconciliation of Operating Profit to Adjusted Operating Profit
	2008	2007
Operating profit, as reported	$28.0	$624.4
Pension corridor charge	660.1	—
Curtailment charges	39.4	39.8

Adjusted operating profit	$727.5	$664.2

Reconciliation of Operating Profit Per Ton to Adjusted Operating Profit Per Ton
	2008	2007
Operating profit per ton, as reported	$5	$96
Pension corridor charge per ton	112	—
Curtailment charges per ton	7	7

Adjusted operating profit per ton	$124	$103

Reconciliation of Pre-Tax Income (Loss) to Adjusted Pre-Tax Income
	2008	2007
Pre-tax income (loss), as reported	$(6.9)	$591.3
Pension corridor charge	660.1	—
Curtailment charges	39.4	39.8

Adjusted pre-tax income	$692.6	$631.1

Operating Costs

Operating costs in 2008 and 2007 were $7,616.3 and $6,378.6, respectively.  Operating costs for 2008 were negatively affected by higher steelmaking input costs, principally with respect to certain raw materials and energy costs.  Total 2008 costs for various raw materials, including iron ore, alloys, zinc, aluminum, and purchased slabs, increased by over $780.  As a result of the progressively increasing costs during both years, the Company recorded LIFO charges in 2008 and 2007 of $283.3 and $31.2, respectively.  In 2008, the Company benefited from the lower costs associated with lower retiree healthcare benefits resulting from the settlement in the first quarter of 2008 with a group of retirees from its Middletown Works.  Operating costs were higher in 2007 as the result of an unplanned outage at its Ashland Works blast furnace during the third and fourth quarters of 2007.

Selling and Administrative Expense

The Company’s selling and administrative expense increased slightly to $223.6 in 2008 from $223.5 in 2007.

Depreciation Expense

Depreciation expense increased to $202.1 in 2008 from $196.3 in 2007, in line with the increases in the Company’s capital investments in recent years.

Goodwill Impairment

The Company is required to review its goodwill for possible impairment at least annually.  The 2008 and 2007 annual reviews did not result in any goodwill impairment for the Company.

Pension & Other Postretirement Employee Benefit Charges

Under the method of accounting for pension and other postretirement benefit plans which the Company adopted at the time of its merger with Armco Inc. in 1999, the Company recognized a non-cash, pre-tax charge in 2008 of $660.1 with respect to its pension benefit plans.  Under this method of accounting, the Company is required to recognize into its results of operations, as a non-cash “corridor” adjustment, any unrecognized actuarial net gains or losses that exceed 10% of the larger of projected benefit obligations or plan assets.  Prior to January 31, 2009, amounts inside this 10% corridor were amortized over the average remaining service life of active plan participants.  Beginning January 31, 2009, the date of the “lock and freeze” of a defined benefit pension plan covering all salaried employees, the actuarial gains and losses will be amortized over the plan participants’ life expectancy.  Actuarial net gains and losses occur when actual experience differs from any of the many assumptions used to value the benefit plans, or when the assumptions change, as they may each year when a valuation is performed.  The effect of prevailing interest rates on the discount rate used to value projected plan obligations as of the December 31 measurement date is one of the more important factors used to determine the Company’s year-end liability, corridor adjustment and subsequent year’s expense for these benefit plans.  The 2008 corridor charge of $660.1 was caused principally by actuarial losses on the investment performance of pension assets.   The Company did not incur an other postretirement employee benefit corridor charge in 2008.  There were no corridor charges incurred in 2007.

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“FAS 158”) in September 2006.  FAS 158 provides guidance for accounting for pensions and other postretirement benefit plans.  This guidance requires companies to recognize on their balance sheet the overfunded or underfunded position of their plans with a corresponding adjustment to accumulated other comprehensive income, net of tax.  The guidance for the recognition and disclosure provisions went into effect for the Company as of December 31, 2006.  The adoption of FAS 158 resulted in a reduction of the Company’s intangible asset of $32.9, a decrease in pension and other postretirement benefit liabilities of $159.8 and an increase to equity of $142.7, net of tax.  Prior to the adoption of FAS 158, the Company recorded a net credit to equity of $29.7 to recognize its minimum pension liability.  The Company changed its measurement date from October 31 to December 31 during 2008 to meet the requirements of FAS 158.  The change in the measurement data resulted in an increase in the deferred tax asset of $5.6, an increase to pension and other postretirement benefit liabilities of $15.8, a decrease to retained earnings of $7.4 and a decrease to accumulated other comprehensive income of $2.8.

In the fourth quarter of 2008, the Company recognized a curtailment charge of $39.4 as a result of the Company’s decision to “lock and freeze”, as of January 31, 2009, the accruals for a defined benefit pension plan covering all salaried employees.  The defined benefit pension accruals were replaced by a fixed percent contribution to a defined contribution pension plan.  As a result, the Company was required to recognize in the fourth quarter of 2008 the past service pension expense that previously would have been amortized.

In 2007, the Company recognized curtailment charges associated with new labor agreements at the Company’s Mansfield Works and Middletown Works of $15.1 and $24.7, respectively.  Under these agreements, the existing defined benefit pension plan at each facility was “locked and frozen” with subsequent Company contributions being made to multiemployer pension trusts.  As a result, the Company was required to recognize in 2007 the past service pension expense that previously would have been amortized.  On balance, the Company expects the future benefits associated with the new labor agreement, including the locking and freezing of the defined benefit plans will outweigh the one-time curtailment charges and the ongoing contributions to the multiemployer pension trusts.

Interest Expense

The Company’s interest expense for 2008 was $46.5, which was $21.8 lower than in 2007.  This decrease was due primarily to the Company’s early redemption during 2007 of the entire $450.0 of outstanding 7 7/8% senior notes due in 2009.  While the Company experienced some of the benefit of that reduction in interest expense during 2007, it experienced the full benefit for the first time in 2008.

Interest Income

The Company’s interest income for 2008 was $10.5, which was $21.7 lower than in 2007.  This decrease was due primarily to the fact that the Company received $12.5 of interest in 2007 as a result of the recapitalization of Combined Metals of Chicago, LLC, a private stainless steel processing company in which the Company holds a 40% equity interest.  The reduction also is attributable to lower levels of cash and cash equivalents, as well as lower returns earned on that cash and cash equivalents in 2008 compared to 2007.

Other Income

The Company’s other income for 2008 was $1.1, which was $1.9 lower than in 2007.  This decrease was due primarily to foreign exchange losses partially offset by gains associated with the repurchase of $19.6 par value of the Company’s $550.0 outstanding 7 3/4% senior notes due in 2012.

Income Taxes

In 2008, the Company had an income tax benefit of $10.9, compared to an income tax provision of $203.6 in 2007, which included a benefit of $11.4 due to state tax law changes.  This reduction was due primarily to a significantly lower level of pre-tax income in 2008.

Net Income

The Company’s net income in 2008 was $4.0, or $0.04 per diluted share.  In 2007, the Company reported net income of $387.7, or $3.46 per diluted share. The reduction in 2008 compared to 2007 was principally a result of the negative impact of the pre-tax pension corridor and curtailment charges incurred in 2008, which was partially offset by the beneficial impact of significantly increased sales.   In 2008, the Company’s pre-tax curtailment charge and pension corridor charge totaled $699.5.  In 2007, the Company recorded pension curtailment charges of $39.8 and incurred no corridor charge.  The Company had record sales of $7,644.3 for 2008 compared to $7,003.0 in 2007.  This record sales performance was driven by a record 2008 average selling price of approximately $1,303 per ton compared to $1,081 per ton in 2007.  The benefit of the record 2008 sales was partially offset by higher raw material costs, a higher LIFO charge and higher operating costs associated with the reduction in production levels in the fourth quarter of 2008 as a result of the significant decline in economic conditions which severely impacted the steel industry.

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

The Company’s automotive sales declined to approximately 40% of the Company’s total sales in 2007 compared to 41% in 2006.  The relative decline in automotive sales is principally the result of an increase in revenues for electrical and stainless products as a result of higher prices and sales of higher-end electrical steel products.  The Company’s appliance, industrial machinery and equipment, and construction market sales decreased to 26% of the Company’s total sales in 2007, compared to 29% in 2006.  This decline is the result of weak appliance and housing market conditions and also reflects an increase in revenues in the distributors, service center and converters market.  The following table sets forth the percentage of the Company’s net sales attributable to various markets:

Market	2007	2006
Automotive	40%	41%
Infrastructure and Manufacturing (a)	26%	29%
Distributors and Converters (a)	34%	30%

(a)
The Company historically has referred to these markets by somewhat different names.  The names have been updated to simplify them and reflect current markets, but the nature of the product sales and customers included in each market has not changed.  For more information, see footnote to the table contained in the discussion of Customers in Item 1, on page 2.  Although the Company’s 2007 Form 10-K used the prior names, the Company has updated them in the chart above to facilitate a comparison to 2008 results.

Operating Profit and Adjusted Operating Profit

The Company reported a record operating profit for 2007 of $624.4, compared to an operating profit of $65.6 for 2006. Included in 2007 and 2006 annual results were pre-tax, primarily non-cash charges, which are described more fully below.  The exclusion of those charges resulted in adjusted operating profit for the years 2007 and 2006 of $664.2 and $214.6, respectively.

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

The Company did not incur corridor charges in 2007, compared to a $133.2 corridor charge recorded in 2006.  Corridor charges, if required after a remeasurement of the Company's pension and other postretirement obligations, have historically been recorded in the fourth quarter of the year in accordance with the method of accounting for pension and other postretirement benefits which the Company adopted as a result of its merger with Armco Inc. in 1999.  Since 2001, the Company has recorded approximately $1.8 billion in non-cash pre-tax corridor charges as a result of this accounting treatment. These corridor charges have resulted in a significant negative impact on the Company’s financial statements including a substantial reduction in the Company’s stockholders’ equity.  Additional information concerning these corridor charges is contained in the “Pension & OPEB Charges” section below.  Though these corridor charges have been required in six of the last seven years, it is impossible to reliably forecast or predict whether they will occur in future years or, if they do, what the magnitude will be.  They are driven mainly by events and circumstances beyond the Company’s control, primarily changes in interest rates, health care cost trends, and mortality and retirement assumptions.

The 2007 curtailment charges were a result of new labor agreements that the Company entered into with the represented employees at the Company’s Middletown Works and Mansfield Works.  Under these agreements, the existing defined benefit pension plan was “locked and frozen” in 2007, with subsequent Company contributions being made to multiemployer pension trusts.  As a result, the Company was required to recognize in 2007 the past service pension expense that previously would have been amortized.  These new labor agreements extend until 2011 and no further curtailment or other charges are anticipated to occur for the duration of the agreements.  Additional information concerning these charges is contained in the “Pension & Other Postretirement Employee Benefits Charges” section below.

The 2006 curtailment charges were the result of labor agreements that the Company entered into with the represented employees at the Company’s Butler and Zanesville Works.  Under these agreements, the existing defined benefit pension plan was “locked and frozen”, with subsequent Company contributions being made to a Company-provided 401(k) plan.  As a result, the Company was required to recognize the past service pension expense that previously would have been amortized.  These labor agreements extend until 2012 and no further curtailment or other charges are anticipated to occur for the duration of the agreements.  Additional information concerning these charges is contained in the “Pension & Other Postretirement Employee Benefits Charges” section below.

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

Pension & Other Postretirement Employee Benefit Charges

Under the method of accounting for pension and other postretirement benefit (“OPEB”) plans which the Company adopted at the time of its merger with Armco Inc. in 1999, the Company recognized a non-cash charge in 2006 of $133.2 with respect to its benefit plans.  Under this method of accounting, the Company is required to recognize into its results of operations, as a non-cash “corridor” adjustment, any unrecognized actuarial net gains or losses that exceed 10% of the larger of projected benefit obligations or plan assets.  Amounts inside this 10% corridor are amortized over the average remaining service life of active plan participants.  Actuarial net gains and losses occur when actual experience differs from any of the many assumptions used to value the benefit plans, or when the assumptions change, as they may each year when a valuation is performed.  The effect of prevailing interest rates on the discount rate used to value projected plan obligations as of the October 31 measurement date is one of the more important factors used to determine the Company’s year-end liability, corridor adjustment and subsequent year’s expense for these benefit plans.  The 2006 corridor charge of $133.2 was caused principally by an increase in health care costs and the large number of early retirements of employees eligible for retiree healthcare benefits at the Company’s Middletown Works.  There were no corridor charges incurred in 2007.

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“FAS 158”) in September 2006.  FAS 158 provides guidance for accounting for pensions and other postretirement benefit plans.  This guidance requires companies to recognize on their balance sheet the overfunded or underfunded position of their plans with a corresponding adjustment to accumulated other comprehensive income, net of tax.  The guidance for the recognition and disclosure provisions went into effect for the Company as of December 31, 2006.  The adoption of FAS 158 resulted in a reduction of the Company’s intangible asset of $32.9, a decrease in pension and other postretirement benefit liabilities of $159.8 and an increase to equity of $142.7, net of tax.  Prior to the adoption of FAS 158, the Company recorded a net credit to equity of $29.7 to recognize its minimum pension liability.  FAS 158 requires the Company to change its measurement date from October 31 to the Company’s December 31 fiscal year-end date, by 2008.

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

While the economic situation remains uncertain, the Company currently expects first quarter 2009 shipments to be between 850,000 and 900,000 tons.  Although the Company expects to benefit from lower raw material costs later in 2009, at the start of 2009 a significant portion of the Company’s raw materials will come from higher-priced 2008 inventory or 2008 purchase commitments that carried forward into 2009.  As a result, the cost of much of the Company’s raw materials will be at the former, higher prices experienced in 2008 rather than the anticipated lower 2009 prices, at least through the first quarter of 2009 and likely into the second quarter for certain raw materials.  In addition, the Company will take advantage of current depressed business conditions to temporarily idle its Middletown blast furnace, beginning early in March, to perform extensive maintenance on that furnace.  The work principally involves replacing the blast furnace hearth and is expected to take about 45 days.  Having previously idled the Ashland Works blast furnace in the fourth quarter of 2008, the Company restarted that furnace in February 2009.  Considering these factors, the Company expects to experience a significant operating loss for the first quarter of 2009.

The Company anticipates, however, that in the second quarter of 2009 shipments will begin to rebound, it will begin to experience the benefits of lower raw material costs, and its maintenance costs will be slightly higher versus the first quarter.   As a result, the Company is forecasting a modest operating profit in the second quarter of 2009.

The Company incurred a corridor charge in 2008 and the potential exists that the Company may again incur a corridor charge in 2009.  Under the Company’s pension and other postretirement benefit plan accounting method, the annual determination of a corridor adjustment, if any, is made as of the plans’ measurement date of December 31.  Such a charge could result from a decline in interest rates, poor investment returns or adverse changes in assumptions.  Whether or not such a charge will be recognized and, if so, the amount of such a charge cannot be reliably predicted or estimated at this time.

Other factors relevant to the Company’s full-year 2009 outlook include the following:

1)
The Company estimates capital investments of about $180.0 in 2009, which would be roughly $30.0 less than  2009 depreciation.  A substantial portion of the 2009 capital budget is designated for the planned expansion and upgrade of the melt shop at the Company’s Butler Works, as well as work on the blast furnace at the Middletown Works.

2)	The Company anticipates interest expense on its long-term debt to be approximately $11.0 per quarter in 2009.

3)	The Company expects pension and other postretirement employee benefit expense to increase by approximately $25.0 in 2009, largely due to lower than expected pension fund investment returns in 2008.

4)	The Company projects electrical steel shipments in 2009 to be 10% to 15% lower than they were in 2008.

5)	The Company projects a book tax rate for 2009 of approximately 40%, and estimates that its cash tax rate will be less than 10%.

There are many factors which could significantly impact this outlook.  In the current economic conditions, it is extremely difficult to provide reliable financial forecasts, even on a quarterly basis.  The foregoing outlook thus is subject to change depending on developments in the economy and /or the Company’s business.

Liquidity and Capital Resources

At December 31, 2008, the Company had $562.7 of cash and cash equivalents and $682.3 of availability under the Company’s $850.0 five-year revolving credit facility for a total liquidity of $1,245.0.  At December 31, 2008, there were no outstanding borrowings under the credit facility; however, availability was reduced by $167.7 due to outstanding letters of credit.  Availability under the credit facility fluctuates monthly based on the varying levels of eligible collateral.  The Company entered into the new credit facility in February 2007.  It is secured by the Company’s inventory and accounts receivable and replaced separate inventory and accounts receivable facilities totaling $700.0.  The Company has no significant scheduled debt payments due until 2012 when its 7 3/4% senior notes are due.

During 2008, cash generated by operating activities totaled $83.1, due primarily to higher revenues, which were partially offset by a contribution to the Middletown Works retirees VEBA Trust and contributions to the pension trust.  The Company generated $34.6 cash from accounts receivable, inventories, accounts payable and current liabilities.  This was due primarily to a lower level of inventories and net receivables, partially offset by lower accounts payable.  Management believes that the Company’s receivables and current liability levels are reflective of the current business environment.

The Company made early pension contributions of $75.0 in each of the first, second and third quarters of 2008 for a total of $225.0.  These 2008 contributions increased the Company’s total pension contributions since 2005 to $834.0.  In the first quarter of 2009, the Company made a $50.0 contribution towards an approximate $155.0 of anticipated contributions in 2009.  Currently, the Company estimates annual required pension contributions for the years 2010 and 2011 to be approximately $250.0 each year.  The calculation of estimated future pension contributions requires the use of assumptions concerning future events.  The most significant of these assumptions relate to future investment performance of the pension funds, actuarial data relating to plan participants, and the benchmark interest rate used to discount future benefits to their present value. Because of the variability of factors underlying these assumptions, including the possibility of changes to pension legislation in the future, the reliability of estimated future pension contributions decreases as the length of time until the contributions must be made increases.  The Company made a $468.0 contribution to the Middletown Works retirees VEBA Trust in the first quarter of 2008 as part of the settlement reached with the class members in October 2007.  For a more detailed description of this settlement, see the discussion in the Legal Proceedings section in Item 3.  For a more detailed discussion of the pension contribution estimates, see Employee Benefit Obligations below.

Cash used by investing activities in 2008 totaled $217.8, which includes $166.8 of routine capital investments and $47.7 in capital investments related to the investment by Middletown Coke Company, Inc. (“Middletown Coke”) in capital equipment for the coke plant being constructed in Middletown, Ohio (see below).

In the first quarter of 2008, the Company’s Board of Directors approved a 20-year supply contract with Middletown Coke, an affiliate of SunCoke Energy, Inc. (“SunCoke”), to provide the Company with metallurgical-grade coke and electrical power.  The coke and power will come from a new facility to be constructed, owned and operated by Middletown Coke adjacent to the Company’s Middletown Works.  The proposed new facility is expected to produce about 550,000 tons of coke and 50 megawatts of electrical power annually.  The anticipated cost to build the facility is approximately $340.0.  Under the agreement, the Company will purchase all of the coke and electrical power generated from the new plant for at least 20 years, helping the Company achieve its goal of more fully integrating its raw material supply and providing about 25% of the power requirements of Middletown Works.  The agreement is contingent upon, among other conditions, Middletown Coke receiving all necessary local, state and federal approvals and permits, as well as available economic incentives, to build and operate the proposed new facility.  There are no plans to idle any existing cokemaking capacity if the proposed SunCoke project is consummated.  Even though the Company has no ownership interest in Middletown Coke, the expected production from the facility is completely committed to the Company.  As such, Middletown Coke is deemed to be a variable interest entity and the financial results of Middletown Coke are required to be consolidated with the results of the Company as directed by FASB Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities (“FIN 46R”).  At December 31, 2008, Middletown Coke had added approximately $45.5 in assets net of current liabilities and $45.5 in other liabilities to the Company’s consolidated balance sheets.

Cash used by financing activities in 2008 totaled $16.2.  This includes $26.9 to repurchase a portion of the Company’s debt obligations, the purchase of $24.0 of the Company’s common stock primarily related to the Company’s share repurchase program, and the payment of common stock dividends in the amount of $22.4.  The collective amount of these uses was offset by $45.5 in advances from minority interest owner SunCoke to Middletown Coke, and $3.4 in proceeds resulting from the exercise by recipients of the Company’s stock options.

On July 21, 2008, the Company announced a $21.0 capital investment to further expand the Company’s production capabilities for high-end, grain-oriented electrical steels.  The project includes installation of new production equipment at the Company’s Butler Works to utilize the Company's proprietary special annealing technology, as well as upgrades to an existing processing line at Butler Works.  In addition to enhancing production capacity for higher quality grades of electrical steels, the project also will help improve the Company’s product mix flexibility.  The Company currently expects the project to be completed in 2010.  This capital investment is an addition to a previously-announced project currently underway at the Company's Butler and Zanesville Works which was the Company’s fourth project in the past four years to expand production of electrical steels.

During 2008, the Company repurchased $19.6 of the original $550.0 par value of these outstanding senior notes, with cash payments totaling $14.2 in the fourth quarter of 2008.  In connection with these repurchases, the Company incurred non-cash, pre-tax gains of approximately $5.4 in 2008.  The repurchases were funded from the Company’s existing cash balances.  In 2009, the Company from time to time may continue to make cash repurchases of its outstanding senior notes though open market purchases, privately negotiated transactions or otherwise.  Such repurchases, if any, will depend upon whether any senior notes are offered to the Company by the holders, prevailing market conditions, the Company’s cash and liquidity position and needs, and other relevant factors.  The amounts involved in the repurchases may or may not be material.

The Company used cash to redeem $12.1 of outstanding industrial revenue bonds in the fourth quarter of 2008 which were previously classified on the balance sheet in the Current portion of long-term debt.  As a result of this redemption a supporting letter of credit was also eliminated.  The redemption did not have an impact on the Company’s overall liquidity position.

Despite the existing depressed business conditions, the Company believes that its current liquidity will be adequate to meet its obligations for the foreseeable future.  Future liquidity requirements for employee benefit plan contributions, scheduled debt maturities, planned debt redemptions and capital investments are expected to be funded by internally generated cash and/or other financing sources.  To the extent, if at all, that the Company would need to fund any of its planned capital investments other than through internally generated cash, the Company currently has an  $850.0 five-year revolving credit facility available for that purpose.  At December 31, 2008, there were no outstanding borrowings under the credit facility; however, availability was reduced by $167.7 due to outstanding letters of credit. However, it is extremely difficult to provide reliable financial forecasts, even on a quarterly basis in the current economic climate.  The foregoing projection thus is subject to change in the event of a further material deterioration in the steel industry or the overall economy.  The Company’s forward looking statement on liquidity is based on currently available information and, to the extent the information is inaccurate, there could be a material adverse impact to the Company’s liquidity.

Dividends

The payment of cash dividends is subject to a restrictive covenant contained in the instruments governing the Company’s outstanding senior debt.  The covenant allows the payment of dividends, if declared by the Board of Directors, and the redemption or purchase of shares of its outstanding capital stock, subject to a formula that reflects cumulative net earnings.  From 2001 through the first half of 2007, the Company was not permitted under that formula to pay a cash dividend on its common stock as a result of cumulative losses recorded over several years.  During the third quarter 2007, the cumulative losses calculated under the formula were eliminated due to the improved financial performance of the Company.  Accordingly, a cash dividend has been permissible since that time under the Company’s senior debt covenants.  Restrictive covenants also are contained in the instruments governing the Company’s $850.0 asset-based revolving credit facility.  Under the credit facility covenants, dividends are not restricted unless availability falls below $150.0, at which point dividends would be limited to $12.0 annually.  Currently, the availability under the credit facility significantly exceeds $150.0.  Accordingly, there currently are no covenant restrictions on the Company’s ability to declare and pay a dividend to its shareholders.

The Company established an initial quarterly common stock dividend rate of $0.05 per share effective with the March 2008 payment.  Information concerning the amount and frequency of dividends declared and paid is as follows:

2008 COMMON STOCK DIVIDENDS

Record Date	Payment Date		Per Share
February 15, 2008	March 10, 2008		$0.05
May 16, 2008	June 10, 2008		$0.05
August 15, 2008	September 10, 2008		$0.05
November 14, 2008	December 10, 2008		$0.05
		Total	$0.20

On January 27, 2009, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.05 per share of common stock, payable on March 10, 2009, to shareholders of record on February 13, 2009.

Financial Covenants

The indentures governing the Company’s outstanding 7 3/4% senior notes due in 2012 and its $850.0 revolving credit facility contain restrictions and covenants that may limit the Company’s operating flexibility.

The senior note indenture includes restrictive covenants regarding (a) the use of proceeds from asset sales, (b) some investments, (c) the amount of sale/leaseback transactions, and (d) transactions by subsidiaries and with affiliates.  Furthermore, the senior note indenture imposes the following additional financial covenants:

●
A minimum interest coverage ratio of at least 2.5 to 1 for the incurrence of debt.  Failure to currently meet this covenant would limit the amount of additional debt the Company can incur to approximately $100.0.  At December 31, 2008, the ratio was approximately 15.0 to 1.  This number is calculated by dividing the interest expense, including capitalized interest and fees on letters of credit, into EBITDA (defined, essentially, as operating income (i) before interest, income taxes, depreciation, amortization of intangible assets and restricted stock, extraordinary items and purchase accounting and asset distributions, (ii) adjusted for income before income taxes for discontinued operations, and (iii) reduced for the charges related to impairment of goodwill special charges, and pension and other postretirement employee benefit obligation corridor charges).  The corridor charges are amortized over a 10-year period for this calculation.

●
A limitation on “restricted payments,” which consist primarily of dividends and share repurchases, of $25.0 plus 50% of cumulative net income (or minus 100% of cumulative net loss) from April 1, 2002.  As of December 31, 2008, the limitation on restricted payments was $195.3.

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

Capital Investments

The Company anticipates 2009 capital investments of approximately $180.0, which the Company expects to be funded from cash generated from operations.  In addition, with respect to prior capital investments, the Commonwealth of Kentucky has provided the Company the ability to receive tax incentives in the form of payroll tax and other withholdings over a 10-year period to help defray the costs for the installation of a vacuum degasser and caster modifications at its Ashland Works under the Kentucky Industrial Revitalization Act Tax Credit Program.  These tax incentives are based on certain employment levels and thus may vary if employment levels are below the designated minimum levels.  Through December 31, 2008, the Company has accumulated $12.6 in such withholdings, which amount is included as a reduction of property, plant and equipment in the consolidated financial statements.

To meet the anticipated growing demand for energy efficient products used in power generation and distribution transformers, the Company is expanding its production capacity for high-end, grain-oriented electrical steels.  The Company has announced capital investments totaling $268.0 to achieve this increased electrical steel capacity.  At December 31, 2008, spending for these future capital investments totaled approximately $140.7.  Included in the estimate of 2009 capital investments is approximately $115.0 related to the projects to increase electrical steel capacity.

Employee Benefit Obligations

Under its method of accounting for pension and other postretirement benefit plans, the Company recognizes, as of the Company’s measurement date of December 31, any unrecognized actuarial gains and losses that exceed 10% of the larger of projected benefit obligations or plan assets (the “corridor”).  In 2008, the unrecognized losses attributable to the Company’s qualified pension plans exceeded the corridor by $660.1, primarily as a result of poor pension asset investment returns.  Accordingly, the Company incurred a pre-tax “corridor charge” of $660.1 in the fourth quarter of 2008.  There was no corridor charge in 2008 associated with the Company’s other postretirement benefit plans.

In September 2006, the FASB issued FAS 158 which required the Company to fully recognize and disclose an asset or liability for the overfunded or underfunded status of its benefit plans in financial statements as of December 31, 2006.  The adoption of FAS 158 resulted in a reduction of the Company’s intangible asset of $32.9, a decrease in pension and other postretirement benefit liabilities of $159.8 and an increase to equity of $142.7, net of tax.  The Company changed its measurement date from October 31 to December 31 during 2008 to meet the requirements of FAS 158.  The change in the measurement data resulted in an increase in the deferred tax asset of $5.6, an increase to pension and other postretirement benefit liabilities of $15.8, a decrease to retained earnings of $7.4 and a decrease to accumulated other comprehensive income of $2.8.

Based on current assumptions, the Company plans to make pension contributions during 2009 totaling approximately $155.0, of which a $50.0 contribution was made in the first quarter of 2009.  The amount and timing of future required contributions to the pension trust depend on the use of assumptions concerning future events.  The most significant of these assumptions relate to future investment performance of the pension funds, actuarial data relating to plan participants and the benchmark interest rate used to discount benefits to their present value.  Because of the variability of factors underlying these assumptions, including the possibility of future pension legislation, the reliability of estimated future pension contributions decreases as the length of time until the contribution must be made increases.  Currently, the Company’s major pension plans are significantly underfunded.  As a result, absent major increases in long-term interest rates, above average returns on pension plan assets and/or changes in legislated funding requirements, the Company will be required to make contributions to its pension trusts of varying amounts in the long-term.  Some of these contributions could be substantial. Currently, the Company estimates annual required contributions for 2010 and 2011 to be approximately $250.0 in each year.

The Company provides healthcare benefits to most of its employees and retirees.  Based on the assumptions used to value other postretirement benefits, primarily retiree healthcare and life insurance benefits, annual cash payments for these benefits are expected to be in a range of $19.2 to $91.1 for each of the next 30 years.  These payments do not include the three $65.0 contributions to the VEBA Trust which are required as part of the Settlement of the Middletown Works Retiree Healthcare Benefit Litigation.  For a more detailed description of the Settlement, see the discussion in the Legal Proceedings section above.  The total projected future benefit obligation of the Company with respect to payments for healthcare benefits is included in “Pension and other postretirement benefit obligations” in the Company’s consolidated financial statements.  The net amount recognized by the Company as of the end of 2008 for future payment of such healthcare benefit obligations was nearly $1.0 billion.

Accounting for retiree healthcare benefits requires the use of actuarial methods and assumptions, including assumptions about current employees’ future retirement dates, the anticipated mortality rate of retirees, anticipated future increases in healthcare costs and the obligation of the Company under future collective bargaining agreements with respect to healthcare benefits for retirees.  Changing any of these assumptions could have a material impact on the calculation of the Company’s total obligation for future healthcare benefits.  For example, the Company’s calculation of its future retiree healthcare benefit obligation as of the end of 2008 assumed that the Company would continue to provide healthcare benefits to current and future retirees.  If this assumption is altered, it could have a material effect on the calculation of the Company’s total future retiree healthcare benefit obligation.  This assumption could be altered as a result of one or more of the following developments.

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

On December 3, 2008, the Company announced that all salaried employees accruing service in a defined benefit pension plan would have their benefit “locked and frozen” as of January 31, 2009.  The accruals for the defined benefit plan have been replaced by a fixed percent contribution to a defined contribution pension plan.  This action required the Company to recognize the past service pension expense that previously would have been amortized as a curtailment charge in 2008 of $39.4.

Since late 2003, the Company has negotiated new labor agreements with the various unions at all of its represented facilities.  In addition, during this time period the new labor contracts and the Company’s overall actions to reduce employment costs have resulted in a significant reduction in the Company’s other postretirement benefit (“OPEB”) liability.  Under GAAP, the Company may not recognize this benefit immediately.  Rather, it is required to amortize the net benefits of this reduction into future years.  The Company thus will be able to recognize the benefit of this net reduction annually through its earnings in the future as a reduction in its other postretirement benefit costs.

On October 8, 2007, the Company announced that it had reached a settlement (the “Settlement”) of the claims in litigation filed against the Company by retirees of its Middletown Works relating to their retiree health and welfare benefits.  The Settlement was approved by the federal district court on February 21, 2008 and, subject to a pending appeal, reduced the Company’s total OPEB liability of approximately $2.0 billion as of September 30, 2007 by approximately $1.0 billion.   Under the terms of the Settlement, AK Steel was obligated to initially fund the VEBA Trust with a contribution of $468.0 in cash within two business days of the effective date of the Settlement.  AK Steel made this contribution on March 4, 2008.  AK Steel further is obligated under the Settlement to make three subsequent annual cash contributions of $65.0 each, for a total contribution of $663.0.  For a more detailed description of the Settlement, see the discussion in the Legal Proceedings section above.

Labor Agreements

At December 31, 2008, the Company’s operations included approximately 6,800 employees, of which approximately 5,050 are represented by labor unions under various contracts that will expire in the years 2009 through 2013.

The labor contract for approximately 100 hourly production and maintenance employees represented by United Steelworkers of America Local 1915 at the Walbridge, Ohio facility of AK Tube, LLC, a wholly-owned subsidiary of the Company, was scheduled to expire on January 25, 2009.  In January 2009, the members of that union ratified a new three-year labor agreement which will expire on January 22, 2012.

The labor agreement for approximately 240 hourly employees represented by United Steelworkers of America Local 8-253 at the Company’s Ashland Works Coke Plant was scheduled to expire on October 31, 2008.  In August 2008, the members of that union ratified a new labor agreement which took effect on August 28, 2008 and expires on October 31, 2011.

The Company does not have any remaining labor contracts expiring in 2009.

Energy and Raw Material Hedging

The Company enters into derivative transactions in the ordinary course of business to hedge the cost of natural gas and certain raw materials.  At December 31, 2008, the consolidated balance sheets included current assets of $0.6, current liabilities of $46.7 and long term liabilities of $5.6 for the fair value of these derivatives.  Changes in the prices paid for the related commodities are expected to offset the effect on cash of settling these amounts.

Off Balance Sheet Arrangements

There were no off balance sheet arrangements as of December 31, 2008.

Tabular Disclosure of Contractual Obligations

In the ordinary course of business, the Company enters into agreements under which it is obligated to make legally enforceable future payments.  These agreements include those related to borrowing money, leasing equipment and purchasing goods and services.  The following table summarizes by category expected future cash outflows associated with contractual obligations in effect as of December 31, 2008.

	Payment due by period
Contractual Obligations (a)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt obligations	$0.7	$1.4	$531.9	$100.1	$634.1
Interest on long-term debt obligations	44.2	88.3	24.7	34.0	191.2
Operating lease obligations	6.3	10.6	8.2	18.1	43.2
Purchase obligations and commitments	1,573.0	2,101.3	945.9	374.3	4,994.5
Other long-term liabilities	—	47.7	24.9	84.9	157.5
Total	$1,624.2	$2,249.3	$1,535.6	$611.4	$6,020.5

(a)
The Company plans to make future cash contributions to its defined benefit pension plans. The estimate for these contributions is approximately $155.0 in 2009, of which $50.0 was made in the first quarter of 2009.  The Company estimates annual pension contributions for the years 2010 and 2011 to be approximately $250.0 in each year.  Estimates of cash contributions to be made after 2011 cannot be reliably determined at this time due to the number of variable factors which impact the calculation of defined benefit pension plan contributions. The Company also is required to make benefit payments for retiree medical benefits.  After reflecting the Settlement with Middletown Works retirees, estimated payments for 2009 are $91.1 and are projected to range from $19.2 to $91.1 for each of the next 30 years.  These payments do not include the three $65.0 payments to the VEBA Trust.  For a more detailed description of this Settlement, see the discussion in the Legal Proceedings section above.

In calculating the amounts for purchase obligations the Company first identified all contracts under which the Company has a legally enforceable obligation to purchase products or services from the vendor and/or make payments to the vendor for an identifiable period of time.  Then for each identified contract, the Company determined its best estimate of payments to be made under the contract assuming (1) the continued operation of existing production facilities, (2) normal business levels, (3) the contract would be adhered to in good faith by both parties throughout its term and (4) prices are as set forth in the contract.  Because of changes in the markets it serves, changes in business decisions regarding production levels or unforeseen events, the actual amounts paid under these contracts could differ significantly from the numbers presented above.  For example, as is the case currently with the contracts entered into with certain of the Company’s raw material suppliers, circumstances could arise which create defenses to minimum purchase obligations that are set forth in the contracts.   The purchase obligations set forth in the table above have been calculated without regard to such defenses.

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

The other long-term liabilities on the Company’s consolidated balance sheets include reserves for environmental and legal issues, employment-related benefits and insurance, liabilities established under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” with regard to uncertain tax positions, and other reserves.  These amounts generally do not arise from contractual negotiations with the parties receiving payment in exchange for goods and services.  The ultimate amount and timing of payments are subject to significant uncertainty and, in many cases, are contingent on the occurrence of future events, such as the filing of a claim or completion of due diligence investigations, settlement negotiations, audit and examinations by taxing authorities, documentation or legal proceedings.

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

The Company maintains an allowance for doubtful accounts as a reserve for the loss that would be incurred if a customer is unable to pay amounts due to the Company.  The Company determines this based on various factors, including the customer’s financial condition.  While losses due to customer defaults have been low, if in the future the financial condition of some customers deteriorates to an extent that may affect their ability to pay, additional allowances may be needed.  Approximately 28% of the Company’s trade receivables outstanding at December 31, 2008 are due from businesses associated with the U.S. automotive industry, including General Motors, Chrysler and Ford.  Except in a few situations where the risk warrants it, collateral is not required on trade receivables.  In light, however, of the current economic conditions which have had a particularly detrimental impact on the automotive industry, the Company is monitoring its trade receivables position even more closely than normal.  While the Company currently still believes the trade receivables recorded on its balance sheet will be collected, in the event of default in payment of a trade receivable, the Company would follow normal collection procedures.

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

Pension and Other Postretirement Benefit Plans

Under its method of accounting for pension and other postretirement benefit plans, the Company recognizes into income, as of the Company’s measurement date, any unrecognized actuarial net gains or losses that exceed 10% of the larger of projected benefit obligations or plan assets, defined as the corridor.  Prior to January 31, 2009, amounts inside this 10% corridor were amortized over the average remaining service life of active plan participants.  Beginning January 31, 2009, the date of the “lock and freeze” of a defined benefit pension plan covering all salaried employees, the actuarial gains and losses will be amortized over the plan participants’ life expectancy.  This method results in faster recognition of actuarial net gains and losses than the minimum amortization method permitted by prevailing accounting standards and used by the vast majority of companies in the United States.  Faster recognition limits the amounts by which balance sheet assets and liabilities differ from economic net assets or obligations related to the plans.  However, faster recognition under this method also results in the potential for highly volatile and difficult to forecast corridor adjustments, similar to those recognized in recent years.

In September 2006, the FASB issued FAS 158 which requires the Company to fully recognize and disclose an asset or liability for the overfunded or underfunded status of its benefit plans in financial statements as of December 31, 2006.  The adoption of FAS 158 resulted in a reduction of $32.9 in intangible assets, a decrease in pension and other postretirement benefit liabilities of $159.8 and an increase to equity of $142.7, net of tax.  The Company changed its measurement date from October 31 to December 31 during 2008 to meet the requirements of FAS 158.  The change in the measurement data resulted in an increase in the deferred tax asset of $5.6, an increase to pension and other postretirement benefit liabilities of $15.8, a decrease to retained earnings of $7.4 and a decrease to accumulated other comprehensive income of $2.8.

Under the applicable accounting standards, actuarial net gains and losses occur when actual experience differs from any of the many assumptions used to value the benefit plans or when the assumptions change, as they may each year when a valuation is performed.  The major factors contributing to actuarial gains and losses for pension plans are the differences between expected and actual returns on plan assets and changes in the discount rate used to value pension liabilities as of the measurement date.  For other postretirement benefit plans, differences in estimated versus actual healthcare costs, changes in assumed healthcare cost trend rates or a change in the difference between the discount rate and the healthcare trend rate are major factors contributing to actuarial gains and losses.  In addition to the potential for corridor adjustments, these factors affect future net periodic benefit expenses.  Changes in key assumptions can have a material effect on the amount of annual expense recognized.  For example, a one-percentage-point decrease in the expected rate of return on pension plan assets would increase the projected 2009 pension expense by approximately $22.0 before tax.  Based on the Company’s liability as of December 31, 2008, a one-percentage-

point increase in the assumed healthcare trend rate would increase the projected 2009 other postretirement benefit expense by approximately $2.0 before tax.  The discount rate used to value liabilities and assets affects both pensions and other postretirement benefit calculations.  Similarly, a one-quarter-percentage-point decrease in this rate would increase pension expense by $1.2 and decrease other postretirement expense by $1.0.  These estimates exclude any potential corridor adjustments.

Property, Plant and Equipment

The total weighted average useful life of the Company’s machinery and equipment is 18.3 years based on the depreciable life of the assets.  The Company recognizes costs associated with major maintenance activities at its operating facilities in the period in which they occur.

Investments

The Company’s financial statements consolidate the operations and accounts of the Company and all subsidiaries in which the Company has a controlling interest.  The Company also has investments in associated companies that are accounted for under the equity method and, because the operations of these companies are integrated with the Company’s basic steelmaking operations, its proportionate share of their income (loss) is reflected in the Company’s cost of products sold in the consolidated statements of operations.  In addition, the Company holds investments in debt securities and minor holdings in equity securities, which are accounted for as available-for-sale or held-to-maturity cost investments.  At December 31, 2008, the Company had no investments that it accounted for as trading securities.  Each of the Company’s investments is subject to a review for impairment, if and when, circumstances indicate that a loss in value below its carrying amount is other than temporary.  Under these circumstances, the Company would write the investment down to its fair value, which would become its new carrying amount.

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

Financial Instruments

The Company is a party to derivative instruments that are designated and qualify as hedges under FAS 133, “Accounting for Derivative Instruments and Hedging Activities” and related pronouncements.  The Company’s objective in using such instruments is to protect its earnings and cash flows from fluctuations in the fair value of selected commodities and currencies.  For example, in the ordinary course of business, the Company uses cash settled commodity price swaps, with a duration of up to three years, to hedge the price of a portion of its natural gas, nickel, aluminum and zinc requirements.  The Company designates the natural gas swaps as cash flow hedges and the changes in their fair value, excluding the ineffective portion, are recorded in other comprehensive income.  Subsequent gains and losses are recognized into cost of products sold in the same period as the underlying physical transaction.  Other commodity swaps are marked to market recognizing gains or losses into earnings.  The pre-tax net loss recognized in earnings during 2008 for natural gas hedges representing the component of the derivative instruments excluded from the assessment of hedge effectiveness was $0.1 and was recorded in cost of products sold.  At December 31, 2008, currently valued outstanding commodity hedges would result in the reclassification into earnings of $24.9 in net-of-tax losses within the next twelve months.  Based on such reviews as it deems reasonable and appropriate, the Company believes that all counterparties to its outstanding derivative instruments are entities with substantial credit worthiness.

Goodwill

At December 31, 2008 and 2007, the Company’s assets included $37.1 of goodwill.  Each year, as required by FAS 142, “Goodwill and Other Intangible Assets,” the Company performs an evaluation of goodwill to test this balance for possible impairment.  Management judgment is used to evaluate the impact of changes in operations and to estimate future cash flows to measure fair value.  Assumptions such as forecasted growth rates and cost of capital are consistent with internal projections.  The evaluation requires that the reporting unit underlying the goodwill be measured at fair value and, if this value is less than the carrying value of the unit, a second test must be performed.  Under the second test, the current fair value of the reporting unit is allocated to the assets and liabilities of the unit including an amount for “implied” goodwill.  If implied goodwill is less than the net carrying amount of goodwill, the difference becomes the amount of the impairment that must be recorded in that year.  The Company’s businesses operate in highly cyclical industries and the valuation of these businesses can be expected to fluctuate, which may lead to further impairment charges in future operating costs. The 2008 annual review did not result in any goodwill impairment for the Company.

New Accounting Pronouncements

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”).  FAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  This Statement is effective for fiscal years beginning on or after December 15, 2008.  The Company has evaluated the impact of the adoption of FAS 160 and does not believe it will have a material impact on its financial position and results of operations.

In December 2007, the FASB revised FAS No. 141(R), “Business Combinations” (“FAS 141(R)”).  FAS 141(R) applies to all transactions in which an entity obtains control of one or more businesses, including mergers and combinations achieved without the transfer of consideration.  This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations.   This Statement is effective for fiscal years beginning on or after December 15, 2008.  The Company has evaluated the impact of the adoption of FAS 141(R) and does not believe it will have a material impact on its financial position and results of operations.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”).  FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  The Company adopted FAS 159 on January 1, 2008 and elected not to apply fair value measurement to any additional assets or liabilities not already required to be measured at fair value.

In September 2006, the FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“FAS 158”), which requires the Company to fully recognize and disclose an asset or liability for the overfunded or underfunded status of its benefit plans in financial statements as of December 31, 2006.  The adoption of FAS 158 in 2006 resulted in a reduction of $32.9 in intangible assets, a decrease in pension and other postretirement benefit liabilities of $159.8 and an increase to equity of $142.7, net of tax.  The Company changed its measurement date from October 31 to December 31 during 2008 to meet the requirements of FAS 158.  The change in the measurement data resulted in an increase in the deferred tax asset of $5.6, an increase to pension and other postretirement benefit liabilities of $15.8, a decrease to retained earnings of $7.4 and a decrease to accumulated other comprehensive income of $2.8.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”).  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This Statement does not require any new fair value measurements in accounting pronouncements where fair value is the relevant measurement attribute.  However, for some entities, the application of this statement will change current practice for financial statements issued for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued a FASB Staff Position (“FSP”) No. FAS 157-2 “Effective Date of FASB Statement No. 157”, delaying the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The FSP deferred the effective date of FAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP.  The Company adopted the applicable portion of FAS 157 on January 1, 2008.  The Company does not expect a material impact as a result of the adoption of FAS 157 for nonfinancial assets and nonfinancial liabilities on its financial position and results of operation.

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

In the ordinary course of business, the Company’s market risk includes changes in (a) interest rates, (b) the prices of raw materials and energy sources, and (c) foreign currency exchange rates.  The Company manages interest rate risk by issuing variable and fixed debt, and currently has $530.4 of fixed-rate debt and $103.7 of variable-rate debt outstanding.  The fair value of this debt as of December 31, 2008 was $515.8.  A reduction in prevailing interest rates or improvement in the Company’s credit rating could increase the fair value of this debt.  A reduction in the rate used to discount total future principal and interest payments of 1% would result in an increase in the total fair value of the Company’s long-term debt of approximately $26.3.  An unfavorable effect on the Company’s results and cash flows from exposure to interest rate declines and a corresponding increase in the fair value of its debt would result only if the Company elected to repurchase its outstanding debt securities at prevailing market prices.

In the ordinary course of business, the Company is exposed to fluctuations in the price of certain raw materials.  In recent years, natural gas prices, in particular, have been highly volatile.  At normal consumption levels, a one dollar per MCF change in natural gas prices would result in an approximate $40.0 change in annual pre-tax operating results, excluding the offsetting effects of any then-existing hedging instruments.  In addition, due primarily to increased demand from foreign steel producers, the costs of unfinished carbon steel slabs and scrap (both of which are purchased in the spot market and are not susceptible to hedging) rose significantly in during the first three quarters of 2008, but then dropped significantly in the fourth quarter due to the global economic decline.  Similarly, the Company experienced an increase in the cost of iron ore in 2008.  Collectively, these and other raw material and energy cost increases have adversely affected the Company’s margins.  To offset such cost changes, where competitively possible, the Company attempts to add a surcharge to the price of steel it sells to the spot market and to negotiate a variable pricing mechanism with its contract customers that allows the Company to adjust selling prices in response to changes in the cost of certain raw materials and energy.  In addition, in the case of stainless steel, increased costs for nickel, chrome and molybdenum can usually be recovered through established price surcharges.  Approximately 50% of the Company’s shipments in 2008 were made under contracts having a duration of six months or more.  The Company anticipates that its percentage of contract sales will be similar in 2009.  Approximately 75% of the Company’s shipments to contract customers in 2008 permitted an adjustment of selling prices in response to changes in the cost of certain raw materials and energy.  Therefore, fluctuations in the price of energy (particularly natural gas), raw materials (such as scrap, purchased slabs, coal, iron ore, and zinc) or other commodities will be, in part, passed on to the Company’s customers rather than absorbed solely by the Company.

In addition, in order to further minimize its exposure to fluctuations in raw material costs, and to secure an adequate supply of raw materials, the Company has entered into multi-year purchase agreements for certain raw materials that provide for fixed prices or only a limited variable price mechanism.  While enabling the Company to reduce its exposure to fluctuations in raw material costs, this also exposes the Company to an element of market risk relative to its sales contracts.  Currently, approximately 50% of the Company’s sales contracts have durations of six months to one year.  Approximately 25% of those contracts have fixed price terms and the other 75% have some form of variable pricing which does not necessarily enable the Company to recoup the full amount of increases in its raw material and energy costs.  When new contracts are negotiated with the Company’s customers, the average sales prices could change, either up or down.  If that average sales price decreases, the Company may not be able to reduce its raw material costs to a corresponding degree due to the multi-year term and fixed price nature of some of its raw material purchase contracts.  In addition, some of the Company’s existing multi-year supply contracts, particularly with respect to iron ore, have required minimum purchase quantities that exceed the Company’s needs in the current depressed business conditions, subject to exceptions for force majeure and other circumstances impacting the legal enforceability of the contracts.  If those minimum purchase requirements were enforceable and enforced, the Company would be required to purchase quantities of raw materials, particularly iron ore, which significantly exceed its anticipated needs for 2009.  The Company has articulated to its suppliers various reasons why it believes those minimum purchase requirements should not be enforced and/or are unenforceable, and has engaged in negotiations with those suppliers to reach agreement on new purchase quantities for 2009.  The Company already has reached final or tentative agreements with most of its major suppliers on reduced minimum purchase requirements for 2009 and continues, as appropriate, to negotiate with its remaining suppliers whose contracts include minimum purchase requirements.  If the Company does not succeed in reaching final written agreements with one or more of its raw material suppliers with respect to new minimum purchase quantities for 2009, it is likely that the resultant dispute would have to be resolved through litigation.  There is a risk that in one or more instances the Company will not be successful in securing lower purchase quantities for 2009, either through negotiation or litigation.  In that event, the Company would likely need to purchase more of a particular raw material in 2009 than it needs, negatively impacting its cash flow.

The Company uses cash settled commodity price swaps and/or options to hedge the price of a portion of its natural gas, nickel, aluminum and zinc requirements.  The Company’s hedging strategy is designed to protect it against normal volatility.  However, abnormal price increases in any of these commodity markets could negatively impact operating costs.  The effective portion of the gains and losses from the use of these instruments for natural gas are deferred in accumulated other comprehensive loss on the consolidated balance sheets and recognized into cost of products sold in the same period as the underlying physical transaction.  At December 31, 2008, accumulated other comprehensive loss includes $29.0 in unrealized net-of-tax losses for the fair value of these derivative instruments.  All other commodity price swaps and options are marked to market and recognized into cost of products sold with the offset recognized as other current assets or other accrued liabilities.  At December 31, 2008, other current assets and accrued liabilities included $0.6 and $1.4, respectively for the fair value of these commodity hedges.  The following table presents the negative effect on pre-tax income of a hypothetical change in the fair value of derivative instruments outstanding at December 31, 2008 due to an assumed 10% and 25% decrease in the market price of each of the indicated commodities.

Commodity Derivative	10% Decrease	25% Decrease
Natural Gas	$13.1	$32.6
Nickel	0.8	2.0
Zinc	0.3	0.8
Aluminum	0.1	0.4

Because these instruments are structured and used as hedges, these hypothetical losses would be offset by the benefit of lower prices paid for the physical commodity used in the normal production cycle.  The Company currently does not enter into swap or option contracts for trading purposes.

The Company is also subject to risks of exchange rate fluctuations on a small portion of intercompany receivables that are denominated in foreign currencies.  The Company occasionally uses forward currency contracts to manage exposures to certain of these currency price fluctuations.  At December 31, 2008, the Company had outstanding forward currency contracts with a total value of $26.7 for the sale of euros.  Based on the contracts outstanding at the end of 2008, a 10% increase in the dollar to euro exchange rate would result in a $2.7 pre-tax loss in the value of those contracts, which would offset the income benefit of a more favorable exchange rate.

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

The Company’s management is responsible for the integrity and objectivity of the financial information presented in its consolidated financial statements.  It maintains a system of internal accounting controls designed to provide reasonable assurance that Company employees comply with stated policies and procedures, that the Company’s assets are safeguarded and that its financial reports are fairly presented.  On a regular basis, the Company’s financial management discusses internal accounting controls and financial reporting matters with its independent registered public accounting firm and its Audit Committee, composed solely of independent outside directors.  The independent registered public accounting firm and the Audit Committee also meet privately to discuss and assess the Company’s accounting controls and financial reporting.

Dated:	February 24, 2009	/s/	JAMES L. WAINSCOTT
James L. Wainscott
Chairman of the Board, President
and Chief Executive Officer

Dated:	February 24, 2009	/s/	ALBERT E. FERRARA, Jr.
Albert E. Ferrara, Jr.
Vice President, Finance and
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
AK Steel Holding Corporation
West Chester, Ohio

We have audited the accompanying consolidated balance sheets of AK Steel Holding Corporation and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, cash flows, and comprehensive income for each of the three years in the period ended December 31, 2008.  Our audits also included the financial statement schedule listed in the Index to Exhibits at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Cincinnati, Ohio

February 24, 2009

AK STEEL HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2008, 2007 and 2006
(dollars in millions, except per share data)

	2008	2007	2006
Net sales	$7,644.3	$7,003.0	$6,069.0
Cost of products sold (exclusive of items shown separately below)	6,491.1	5,919.0	5,452.7
Selling and administrative expenses	223.6	223.5	207.7
Depreciation	202.1	196.3	194.0
Other operating items:
Pension and other postretirement benefit corridor charges	660.1	—	133.2
Curtailment charges	39.4	39.8	10.8
Labor contract charges	—	—	5.0

Total operating costs	7,616.3	6,378.6	6,003.4

Operating profit	28.0	624.4	65.6

Interest expense	46.5	68.3	89.1
Interest income	10.5	32.2	21.2
Other income/(expense)	1.1	3.0	(0.8)

Income (loss) before income taxes	(6.9)	591.3	(3.1)

Income tax provision (benefit) due to state law changes	—	(11.4)	5.7
Income tax provision (benefit)	(10.9)	215.0	(20.8)
Total income tax provision (benefit)	(10.9)	203.6	(15.1)

Net income	$4.0	$387.7	$12.0

Basic earnings per share:
Net income per share	$0.04	$3.50	$0.11

Diluted earnings per share:
Net income per share	$0.04	$3.46	$0.11

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007
(dollars in millions, except per share amounts)
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$562.7	$713.6
Accounts receivable, net	469.9	675.0
Inventories, net	566.8	646.8
Deferred tax asset	333.0	357.6
Other current assets	70.4	33.8

Total Current Assets	2,002.8	2,426.8

Property, Plant and Equipment	5,282.1	5,131.1
Less accumulated depreciation	(3,220.8)	(3,065.2)

Property, plant and equipment, net	2,061.3	2,065.9

Other Assets:
Investment in AFSG	55.6	55.6
Other investments	50.4	42.9
Goodwill	37.1	37.1
Other intangible assets	0.3	0.3
Deferred tax asset	459.1	549.5
Other	15.4	19.3

TOTAL ASSETS	$4,682.0	$5,197.4

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$348.1	$588.2
Accrued liabilities	233.0	214.0
Current portion of long-term debt	0.7	12.7
Current portion of pension and other postretirement benefit obligations	152.4	158.0

Total Current Liabilities	734.2	972.9
Non-current Liabilities:
Long-term debt	632.6	652.7
Pension and other postretirement benefit obligations	2,144.2	2,537.2
Other liabilities	203.0	159.9

Total Non-current Liabilities	2,979.8	3,349.8

TOTAL LIABILITIES	3,714.0	4,322.7
Commitments and Contingencies (see Note 8)

Stockholders’ Equity:
Preferred stock, authorized 25,000,000 shares	—	—
Common stock, authorized 200,000,000 shares of $.01 par value each; issued 2008, 121,105,429 shares, 2007, 120,302,930 shares; outstanding 2008, 110,394,774 shares, 2007, 111,497,682 shares	1.2	1.2
Additional paid-in capital	1,898.9	1,867.6
Treasury stock, common shares at cost, 2008, 10,710,655; 2007, 8,805,248 shares	(150.8)	(126.8)
Accumulated deficit	(940.9)	(915.1)
Accumulated other comprehensive income	159.6	47.8

TOTAL STOCKHOLDERS’ EQUITY	968.0	874.7

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,682.0	$5,197.4
See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008, 2007 and 2006
(dollars in millions)
	2008	2007	2006
Cash flows from operating activities:
Net income	$4.0	$387.7	$12.0

Adjustments to reconcile net income (loss) to cash flows from operating activities of continuing operations:
Depreciation	202.1	196.3	194.0
Amortization	11.8	14.8	9.7
Provision for doubtful accounts	0.5	2.7	4.8
Deferred income taxes	(27.8)	127.2	(11.3)
Contributions to pension trust	(225.0)	(250.0)	(209.0)
Pension/other postretirement benefit corridor charges	660.1	—	133.2
Curtailment charges	39.4	39.8	10.8
Contribution to Middletown retirees VEBA	(468.0)	—	—
Labor contract charges	—	—	5.0
Tax benefits from stock-based compensation	(12.2)	(6.5)	—
Other items, net	(10.8)	0.9	(8.0)
Changes in assets and liabilities:
Accounts receivable	203.0	21.0	(130.3)
Inventories	84.0	204.5	(51.3)
Accounts payable and other current liabilities	(252.4)	41.1	106.5
Other assets	(27.3)	(1.3)	1.0
Pension asset and obligation	1.1	2.1	51.8
Postretirement benefit obligation	(87.1)	(69.3)	(40.8)
Other liabilities	(12.3)	(8.1)	(9.9)
Total adjustments	79.1	315.2	56.2

Net cash flows from operating activities	83.1	702.9	68.2

Cash flows from investing activities:
Capital investments	(166.8)	(104.4)	(76.2)
Capital investments-Middletown Coke Co.	(47.7)	—	—
Proceeds from the sale of investments and property, plant and equipment	8.4	0.3	6.5
Proceeds from draw on restricted funds for emission control expenditures	—	2.5	8.5
Proceeds from note receivable from equity investments	—	27.4	—
Purchase of investments	(12.1)	(12.3)	—
Restricted cash to collateralize letter of credit	—	12.6	(12.6)
Other items, net	0.4	0.9	0.2
Net cash flows from investing activities	(217.8)	(73.0)	(73.6)

Cash flows from financing activities:
Redemption of long-term debt	(26.9)	(450.0)	—
Fees related to new credit facility or new debt	—	(2.6)	(0.1)
Exercise of stock options	3.4	9.2	3.3
Purchase of treasury stock	(24.0)	(2.4)	(0.9)
Tax benefits from stock-based compensation	12.2	6.5	—
Common stock dividends	(22.4)	—	—
Advances from minority interest owner	45.5	—	—
Other items, net	(4.0)	3.6	2.9
Net cash flows from financing activities	(16.2)	(435.7)	5.2

Net increase (decrease) in cash and cash equivalents	(150.9)	194.2	(0.2)
Cash and cash equivalents, beginning of year	713.6	519.4	519.6

Cash and cash equivalents, end of year	$562.7	$713.6	$519.4

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in millions)
	Common Stock	Additional Paid-In-Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Compre-hensive Income/ (Loss)	Total
Balance, December 31, 2005	$1.2	$1,832.1	$(123.6)	$(1,308.1)	$(181.1)	$220.5
Net income				12.0		12.0
Change in unamortized performance shares		1.2				1.2
Change in unamortized stock options		1.0				1.0
Issuance of restricted stock, net		1.9				1.9
Change in unamortized restricted stock		1.0				1.0
Unrealized gain on marketable securities, net of tax					0.1	0.1
Stock options exercised		3.3				3.3
Tax benefit from common stock compensation		0.9				0.9
Purchase of treasury stock			(0.8)			(0.8)
Derivative instrument hedges, net of tax					0.6	0.6
Foreign currency translation adjustment, net of tax					2.9	2.9
Minimum pension liability					29.7	29.7
Balance, December 31, 2006 before adjustment	$1.2	$1,841.4	$(124.4)	$(1,296.1)	$(147.8)	$274.3
Adjustment to initially apply FAS 158, net of tax					142.7	142.7

Balance, December 31, 2006	$1.2	$1,841.4	$(124.4)	$(1,296.1)	$(5.1)	$417.0

Adjustment to initially apply FIN 48				(6.7)		(6.7)
Net income				387.7		387.7
Change in unamortized performance shares		3.2				3.2
Change in unamortized stock options		1.9				1.9
Issuance of restricted stock, net		4.7				4.7
Change in unamortized restricted stock		(0.5)				(0.5)
Unrealized gain on marketable securities, net of tax					0.1	0.1
Stock options exercised		9.2				9.2
Tax benefit from common stock compensation		7.7				7.7
Purchase of treasury stock			(2.4)			(2.4)
Derivative instrument hedges, net of tax					0.2	0.2
Foreign currency translation adjustment, net of tax					3.6	3.6
Pension and OPEB adjustment, net of tax					49.0	49.0

Balance, December 31, 2007	$1.2	$1,867.6	$(126.8)	$(915.1)	$47.8	$874.7

Net income				4.0		4.0
Two-month change in pension/OPEB measurement date, net of tax				(7.4)		(7.4)
Change in unamortized performance shares		5.1				5.1
Change in unamortized stock options		1.9				1.9
Issuance of restricted stock, net		5.5				5.5
Change in unamortized restricted stock		(1.0)				(1.0)
Unrealized gain on marketable securities, net of tax					(4.1)	(4.1)
Stock options exercised		3.4				3.4
Tax benefit from common stock compensation		16.4				16.4
Purchase of treasury stock			(24.0)			(24.0)
Derivative instrument hedges, net of tax					(31.0)	(31.0)
Foreign currency translation adjustment, net of tax					(4.0)	(4.0)
Pension and OPEB adjustment, net of tax					150.9	150.9
Common stock dividends				(22.4)		(22.4)

Balance, December 31, 2008	$1.2	$1,898.9	$(150.8)	$(940.9)	$159.6	$968.0

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2008, 2007 and 2006
(dollars in millions)

	2008	2007	2006
Net income	$4.0	$387.7	$12.0
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(4.0)	3.6	2.9
Derivative instrument hedges, mark to market:
Losses arising in period	(20.5)	(8.6)	(29.3)
Less: Reclassification of (gains) losses included in net income	(10.5)	8.9	29.9
Unrealized gains on securities:
Unrealized holding gains (losses) arising during period	(4.1)	—	0.1
Minimum pension liability adjustment	—	—	29.7
Pension and OPEB adjustment	153.6	49.0	—

Comprehensive income	$118.5	$440.6	$45.3

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share amounts)

1.	Summary of Significant Accounting Policies

Basis of Presentation: These financial statements consolidate the operations and accounts of AK Steel Holding Corporation (“AK Holding”), its 100%-owned subsidiary AK Steel Corporation (“AK Steel,” and together with AK Holding, the “Company”), all subsidiaries in which the Company has a controlling interest, and Middletown Coke, which is a variable interest entity whose financial results are required to be consolidated with the results of the Company according to FASB Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities (“FIN 46R”). The Company also operates European trading companies that buy and sell steel and steel products.

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

Supplemental Disclosure of Cash Flow Information:
	2008	2007	2006
Cash paid during the period for:
Interest (net of interest capitalized)	$48.6	$79.3	$83.7
Income taxes	57.1	39.1	9.7

Supplemental Cash Flow Information Regarding Non-Cash Investing and Financing Activities: The Company granted to certain employees common stock with values, net of cancellations, of $5.5, $4.6 and $2.0 in 2008, 2007 and 2006, respectively, under its restricted stock award programs (see Note 3).  The Company had open accounts payables and accruals at December 31, 2008 and 2007 of $28.7 and $37.8 respectively, related to property, plant and equipment purchases.

Accounts Receivable: The allowance for doubtful accounts was $11.8 and $11.9 at December 31, 2008 and 2007, respectively.  The Company maintains an allowance for doubtful accounts as a reserve for the loss that would be incurred if a customer is unable to pay amounts due to the Company.  The Company determines this based on various factors, including the customer’s financial condition.

Inventories:  Inventories are valued at the lower of cost or market.  The cost of the majority of inventories is measured on the last in, first out (“LIFO”) method.  Other inventories are measured principally at average cost and consist mostly of foreign inventories and certain raw materials.

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in millions, except per share amounts)

	2008	2007
Inventories on LIFO:
Finished and semi-finished	$850.8	$819.4
Raw materials and supplies	496.0	353.4
Adjustment to state inventories at LIFO value	(822.4)	(539.1)

Total	524.4	633.7
Other inventories	42.4	13.1

Total inventories	$566.8	$646.8

During 2008, 2007 and 2006, liquidation of LIFO layers generated income of $181.9, $45.5 and $1.7, respectively.

Property, Plant and Equipment: Plant and equipment are depreciated under the straight-line method over their estimated lives.  Land improvements are depreciated over 20 years, leaseholds, over the life of the lease, buildings, over 40 years and machinery and equipment, over 2 to 20 years.  The estimated weighted average life of the Company’s machinery and equipment is 18.3 years.  The Company recognizes costs associated with major maintenance activities at its operating facilities in the period in which they occur.  The Company’s property, plant and equipment balances as of December 31, 2008 and 2007 are as follows:

	2008	2007
Land, land improvements and leaseholds	$149.1	$138.4
Buildings	366.0	363.5
Machinery and equipment	4,631.3	4,550.3
Construction in progress	135.7	78.9
Total	5,282.1	5,131.1

Less accumulated depreciation	(3,220.8)	(3,065.2)

Property, plant and equipment, net	$2,061.3	$2,065.9

The amount of interest on capital projects capitalized in 2008 and 2007 was $4.4 and $3.6, respectively.  The Company reviews the carrying value of long-lived assets to be held and used and long-lived assets to be disposed of when events and circumstances warrant such a review.  The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If the carrying value of a long-lived asset exceeds its fair value an impairment has occurred and a loss is recognized based on the amount by which the carrying value exceeds the fair market value less cost to dispose for assets to be sold or abandoned.  Fair market value is determined using quoted market prices, estimates based on prices of similar assets or anticipated cash flows discounted at a rate commensurate with risk.

Investments:  The Company has investments in associated companies that are accounted for under the equity method.  Because the operations of these companies are integrated with its basic steelmaking operations, the Company includes its proportionate share of the income of these associated companies in cost of products sold in the Company’s consolidated statements of operations.  Operating income includes income from equity companies of $2.5, $7.4 and $5.4 in 2008, 2007 and 2006, respectively.

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

The Company holds equity interests in companies that produce products or own processes that have a synergistic relationship with the Company’s products.  Each of these investments is subject to a review for impairment, if and when, circumstances indicate that a loss in value below its carrying amount is other than temporary.  Under these circumstances, the Company would write down the investment to its fair value, which would then become its new carrying amount.  No impairment was necessary based on the reviews conducted in 2008, 2007 and 2006.

The Company’s investment in AFSG Holdings, Inc. represents the carrying value of its discontinued insurance and finance leasing businesses, which have been largely liquidated.  The activities of the remaining operating

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in millions, except per share amounts)

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

Related Party Transactions: The Company regularly transacts business with its equity investees.  The following relates to the Company’s transactions with these unconsolidated subsidiaries for the years indicated:

	2008	2007	2006
Sales to equity investees	$65.0	$59.9	$37.4
Purchases from equity investees	21.6	21.0	25.1

	As of December 31,
	2008	2007
Accounts receivable from equity investees	$1.5	$1.6
Accounts payable to equity investees	2.4	2.3
Notes receivable from equity investees	7.6	7.6

Goodwill and Other Intangible Assets: As of December 31, 2008 and 2007, goodwill on the consolidated balance sheets was $37.1, related primarily to the Company’s tubular business.  Other intangible assets on the consolidated balance sheets were $0.3 at both December 31, 2008 and 2007. Goodwill is reviewed for possible impairment at least annually.  Considering operating results and the estimated fair value of the business, the 2008 and 2007 annual reviews did not result in any goodwill impairment for the Company.

Pension and Other Postretirement Benefits: Under its method of accounting for pension and other postretirement benefit plans, the Company recognizes into income, as of the Company’s measurement date, any unrecognized actuarial net gains or losses that exceed 10% of the larger of projected benefit obligations or plan assets, defined as the “corridor”.  Prior to January 31, 2009, amounts inside this 10% corridor were amortized over the average remaining service life of active plan participants.  Beginning January 31, 2009, the date of the “lock and freeze” of a defined benefit pension plan covering all salaried employees, the actuarial gains and losses will be amortized over the plan participants’ life expectancy.  The Company adopted this method of accounting for pension and other postretirement benefit obligations as a result of its merger with Armco Inc. in 1999.  Actuarial net gains and losses occur when actual experience differs from any of the many assumptions used to value the plans.  Differences between the expected and actual returns on plan assets and changes in interest rates, which affect the discount rates used to value projected plan obligations, can have a significant impact on the calculation of pension net gains and losses from year to year.  For other postretirement benefit plans, increases in healthcare trend rates that outpace discount rates could cause unrecognized net losses to increase to the point that an outside-the-corridor charge would be necessary.  In 2008, the Company incurred a pre-tax pension corridor charge of $660.1 related to its pension obligations.  The corridor charge was due mainly to the negative investment performance of the related pension assets offset slightly by the gain in the obligation due to the increase in the discount rate.  The Company did not incur an other postretirement employee benefit corridor charge in 2008.  There were no corridor charges in 2007.  In 2006, a significant number of retirements at the Company’s Middletown Works, higher health care costs and change in assumptions led the Company to record a corridor charge of $133.2, which related to its other postretirement benefit plans.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans–an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“FAS 158”), which required the Company to fully recognize and disclose an asset or liability for the overfunded or underfunded status of its benefit plans in financial statements as of December 31, 2006.  The Company changed its measurement date from October 31 to December 31 during 2008 to meet the requirements of FAS 158.  In the first quarter of 2008, the Company adopted the measurement date provisions of FAS 158.  As a result, the Company recorded a $12.0 pre-tax charge to retained earnings and a $7.4 pre-tax charge to accumulated other comprehensive income to reflect the two months’ amount of other postretirement net periodic benefit cost that had been delayed as the result of the October 31, 2007 measurement date.  In addition, the Company recorded a minimal charge to retained earnings and a $3.5 pre-tax increase to accumulated other comprehensive income to reflect the two months’ amount of pension net periodic benefit cost that had been delayed as the result of the October 31, 2007 measurement date.  These amounts were determined using the October 31, 2007 measurement date valuation.

Income Taxes: As more fully explained in Note 4, the Company records deferred tax assets, primarily related to amounts previously expensed in the consolidated financial statements, which become deductible in the tax return upon

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in millions, except per share amounts)

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

Amounts recorded as income taxes reflect the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes standards for the recognition and measurement of tax positions taken or expected to be taken on a tax return.

Earnings Per Share: Reconciliation of numerators and denominators for basic and diluted EPS computations is as follows:

	2008	2007	2006
Income for calculation of basic earnings per share:
Net income related to common stockholders (all from continuing operations)	$4.0	$387.7	$12.0

Common shares outstanding (weighted average in millions):
Common shares outstanding for basic earnings per share	111.4	110.8	109.9
Effect of dilutive stock-based compensation	0.5	1.1	0.6

Common shares outstanding for diluted earnings per share	111.9	111.9	110.5

Basic earnings per share:
Net income (loss) per share (all from continuing operations)	$0.04	$3.50	$0.11

Income for calculation of diluted earnings per share:
Net income related to common stockholders (all from continuing operations)	$4.0	$387.7	$12.0

Diluted earnings per share:
Net income (loss) per share (all from continuing operations)	$0.04	$3.46	$0.11
At the end of each of the above years, the Company had outstanding stock options whose exercise or conversion could, under certain circumstances, further dilute earnings per share.  The shares of potentially issuable common stock that were not included in the above weighted average shares outstanding were 750, 10,000, and 388,080 at December 31, 2008, 2007 and 2006, respectively.  To include them would have had an anti-dilutive effect on earnings per share for the years presented.

Share-Based Compensation:  Compensation costs related to restricted stock awards granted under the Company's Stock Incentive Plan are charged against income during their vesting period.  In 2008, 2007, and 2006, the Company recognized compensation costs of $11.7, $9.3, and $5.2, respectively, under FAS 123R for stock options, performance shares and restricted stock.

Stock Ownership: On July 21, 2005, the Board of Directors of AK Holding, upon the joint recommendation of its Nominating and Governance Committee and its Compensation Committee, adopted stock ownership guidelines for directors and executive officers of the Company.  The share ownership target for the Company’s President and Chief Executive Officer was established on July 21, 2005, the date the guidelines were adopted, and is expressed as a number of shares of the Company’s common stock equal in market value to three times his annual base salary as of that date. The share ownership target for the other executive officers also was established on July 21, 2005 and likewise is expressed as a number of shares of the Company’s common stock equal in market value to either one or one-and-one-half times the officer’s annual base salary as of that same date.  In each instance, once established, the share ownership target number remains static unless adjusted by the Compensation Committee.  All existing executive

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in millions, except per share amounts)

officers currently are in compliance with their applicable stock ownership guidelines.  New executive officers will be expected to attain a specified minimum level of target ownership approved by the Board within a period of three years from the date he or she is first elected an executive officer of the Company.  The stock ownership guidelines applicable to Directors were changed effective October 16, 2008 as a result of the adoption by the Board of the use of restricted stock units rather than restricted stock for the equity portion of Director compensation.  Under the new stock ownership guidelines for Directors, each Director is expected to hold at least 25% of the shares of the Company’s common stock issued to the Director pursuant to a restricted stock unit award until at least six months following the Director’s termination of service on the Board.

Research and Development Costs: The Company conducts a broad range of research and development activities aimed at improving existing products and manufacturing processes and developing new products and processes.  Research and development costs, which are recorded as expense when incurred, totaled $8.1, $8.0 and $6.6 in 2008, 2007 and 2006, respectively.

Concentrations of Credit Risk: The Company operates in a single business segment and is primarily a producer of carbon, stainless and electrical steels and steel products, which are sold to a number of markets, including automotive, industrial machinery and equipment, construction, power distribution and appliances.  The following presents net sales by product line:

	2008	2007	2006
Stainless and electrical	$3,234.5	$3,074.9	$2,476.5
Carbon	4,188.4	3,684.6	3,356.9
Tubular	221.4	243.4	235.6
Other, primarily conversion services	—	0.1	—
Total	$7,644.3	$7,003.0	$6,069.0

 The following sets forth the percentage of the Company’s net sales attributable to various markets:

	Years Ended December 31,
	2008	2007	2006
Automotive	32%	40%	41%
Infrastructure and Manufacturing (a)	29%	26%	29%
Distributors and Converters (a)	39%	34%	30%

(a)
The Company historically has referred to these markets by somewhat different names.  The names have been updated to simplify them, but the nature of the product sales and customers included in each market has not changed.  For more information, see footnote to the table contained in the discussion of Customers in Item 1, on page 2.

No customer accounted for more than 10% of net sales of the Company during 2008, 2007 or 2006.  The Company sells domestically to customers primarily in the Midwestern and Eastern United States and to foreign customers, primarily in Canada, Mexico, China and Western Europe.  Net sales to customers located outside the United States totaled $1,267.9, $925.1 and $689.8 for 2008, 2007 and 2006, respectively.  Approximately 28% and 24% of trade receivables outstanding at December 31, 2008 and 2007, respectively, are due from businesses associated with the U.S. automotive industry.  Except in a few situations where the risk warrants it, collateral is not required on trade receivables.  While the Company believes its recorded trade receivables will be collected, in the event of default the Company would follow normal collection procedures.

Union Contracts: At December 31, 2008, the Company’s operations included approximately 6,800 employees, of which approximately 5,050 are represented by labor unions under various contracts that currently will expire in the years 2010 through 2013.  In August 2008, the members of United Steelworkers of America Local 8-253 ratified a new labor agreement covering about 240 employees at the Company’s Ashland Works Coke Plant.  The new agreement took effect on August 28, 2008 and expires on October 31, 2011.  The labor contract for approximately 100 hourly production and maintenance employees represented by United Steelworkers of America Local 1915 at the Walbridge, Ohio facility of AK Tube, LLC, a wholly-owned subsidiary of the Company, was scheduled to expire on January 25, 2009.  In January 2009, the members of that union ratified a new three-year labor agreement which will expire on January 22, 2012.  The Company does not have any labor contracts which expire during the remainder of 2009.

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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

Debt and equity securities are subject to a review for impairment, if and when, circumstances indicate that a loss in value is other than temporary.  Under these circumstances, the Company would write down a held-to-maturity security to its fair value, which would then become its new carrying amount or, in the case of an available-for-sale security, would record a realized loss to reduce the value from which unrealized gains or losses are computed.  At December 31, 2008, total unrealized losses on securities in an unrealized loss position, net of tax, were $3.9, and the Company does not believe those losses are other than temporary.

The carrying value of the Company’s financial instruments does not differ materially from their estimated fair value at the end of 2008 and 2007 with the exception of the Company’s long-term debt.  At December 31, 2008, the fair value of the Company’s long-term debt, including current maturities, was approximately $515.8.  The fair value estimate was based on financial market information available to management as of December 31, 2008.  Management is not aware of any significant factors that would materially alter this estimate since that date.  The fair value of the Company’s long-term debt, including current maturities, at December 31, 2007 was approximately $680.2.

The Company is a party to derivative instruments that are designated and qualify as hedges under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and related pronouncements.  The Company may also enter into derivative instruments to which it does not apply hedge accounting treatment.  The Company’s objective in using these instruments is to protect its earnings and cash flows from fluctuations in the fair value of selected commodities and currencies.

In the ordinary course of business, the Company’s income and cash flows may be affected by fluctuations in the price of certain commodities used in its production processes.  The Company has implemented raw material and energy surcharges for its spot market customers and some of its contract customers.  For certain commodities where such exposure exists, the Company uses cash settled commodity price swaps, collars and purchased options, with a duration of up to three years, to hedge the price of a portion of its natural gas, nickel, aluminum and zinc requirements.  The Company designates the natural gas instruments as cash flow hedges and the effective portion of the changes in their fair value are recorded in other comprehensive income.  Subsequent gains and losses are recognized into cost of products sold in the same period as the underlying physical transaction.  The pre-tax net loss recognized in earnings during 2008 representing the component of the derivative instruments excluded from the assessment of hedge effectiveness was $0.1 and was recorded in cost of products sold.  At December 31, 2008, currently valued outstanding commodity hedges would result in the reclassification into earnings of $24.9 in net-of-tax losses within the next twelve months.  At December 31, 2007, currently valued outstanding commodity hedges would have resulted in the reclassification into earnings of $2.5 in net-of-tax gains within the next twelve months.  The nickel, aluminum and zinc hedges are marked to market and recognized into cost of products sold with the offset recognized as current assets or accrued liabilities.  At December 31, 2008, other current assets and accrued liabilities included $0.6 and $1.4, respectively, for the fair value of these commodity hedges.

In addition, in the ordinary course of business, the Company is subject to risks associated with exchange rate fluctuations on monies received from its European subsidiaries and other customers invoiced in European currencies.  In order to mitigate this risk, the Company has entered into a series of agreements for the forward sale of euros at fixed dollar rates.  The forward contracts are entered into with durations of up to a year.  A typical contract is used as a cash flow hedge for the period from when an order is taken to when a sale is recognized, at which time it converts into a fair value hedge of a euro-denominated receivable.  The Company does not classify these hedges as derivatives and the hedges are marked to market on a quarterly basis with the expense or income recorded in other income.  At December 31, 2008 and 2007, the Company had outstanding forward currency contracts with a total value of $26.7 and $27.4, respectively, for the sale of euros.

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

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in millions, except per share amounts)

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

Ashland Works Outage: The Company experienced an unplanned outage at its Ashland Works blast furnace late in the third quarter of 2007 that continued into the fourth quarter 2007.  For 2007, the Company recorded as a reduction to cost of sales and a corresponding accounts receivable an estimated insurance recovery of $34.0 related to this blast furnace outage for direct costs associated with the outage.  Of this amount, $15.0 was received during the fourth quarter of 2007, and the balance was received in the first quarter of 2008.

Asset Impairment Charges: In 2006, the Company also recorded an impairment charge of $31.7 related to certain previously-idled stainless processing equipment at its Butler Works and Mansfield Works.  The Company determined that it was able to support its stainless markets through operating efficiencies at its other processing facilities.  These actions have helped better position the Company for the future by further consolidating and rationalizing its operations, allowing it to be more cost effective and enabling it to maximize the productivity of its other operations.

Curtailment Charges: In 2008, the Company recognized a curtailment charge of $39.4 related to “locking and freezing” a defined benefit plan covering all salaried employees and replacing it with a fixed percent contribution to a defined contribution pension plan.   In 2007, the Company recognized a curtailment charge of $15.1 as a result of the new labor contract at the Company’s Mansfield Works and $24.7 as a result of the new labor contract at the Company’s Middletown Works.  In 2006, the Company recognized a curtailment charge and other labor contract charges in the aggregate amount of $15.8 related to new labor agreements negotiated in 2006 with the represented employees at the Company’s Butler Works and Zanesville Works.  Under these agreements, the existing defined benefit pension plan at each facility was “locked and frozen” in 2006, with subsequent Company contributions being made to Company-provided 401(k) plans.  As a result, the Company was required to recognize in 2006 the past service pension expense that previously would have been amortized.  On balance, the Company expects the future benefits associated with these new labor agreements, including the locking and freezing of the defined benefit plans, will outweigh the $15.8 one-time curtailment and other charges noted above, as well as the Company’s ongoing contributions to the new 401(k) plans.

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

New Accounting Pronouncements: In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”).  FAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  This Statement is effective for fiscal years beginning on or after December 15, 2008.  The Company has evaluated the impact of the adoption of FAS 160 and does not believe it will have a material impact on its financial position and results of operations.

In December 2007, the FASB revised FAS No. 141(R), “Business Combinations” (“FAS 141(R)”).  FAS 141(R) applies to all transactions in which an entity obtains control of one or more businesses, including mergers and combinations achieved without the transfer of consideration.  This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations.   This Statement is effective for fiscal years beginning on or after December 15, 2008.  The Company has evaluated the impact of the adoption of FAS 141(R) and does not believe it will have a material impact on its financial position and results of operations.

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in millions, except per share amounts)

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”).  FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  The Company adopted FAS 159 on January 1, 2008 and elected not to apply fair value measurement to any additional assets or liabilities not already required to be measured at fair value.

In September 2006, the FASB issued FAS 158 which requires the Company to fully recognize and disclose an asset or liability for the overfunded or underfunded status of its benefit plans in financial statements as of December 31, 2006.  The adoption of FAS 158 in 2006 resulted in a reduction of $32.9 in intangible assets, a decrease in pension and other postretirement benefit liabilities of $159.8 and an increase to equity of $142.7, net of tax.  The Company changed its measurement date from October 31 to December 31 during 2008 to meet the requirements of FAS 158.  The change in the measurement data resulted in an increase in the deferred tax asset of $5.6, an increase to pension and other postretirement benefit liabilities of $15.8, a decrease to retained earnings of $7.4 and a decrease to accumulated other comprehensive income of $2.8.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”).  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This Statement does not require any new fair value measurements in accounting pronouncements where fair value is the relevant measurement attribute.  However, for some entities, the application of this statement will change current practice for financial statements issued for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued a FASB Staff Position (“FSP”) No. FAS 157-2 “Effective Date of FASB Statement No. 157”, delaying the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The FSP deferred the effective date of FAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP.  The Company adopted the applicable portion of FAS 157 on January 1, 2008.  The Company does not expect a material impact as a result of the adoption of FAS 157 for nonfinancial assets and nonfinancial liabilities on its financial position and results of operation.

Comprehensive Income and Accumulated Other Comprehensive Income (Loss): Comprehensive income in the Statement of Comprehensive Income is presented net of an approximate 38% tax rate.  The components of accumulated other comprehensive income (loss) at December 31 are as follows:

	2008	2007	2006
Foreign currency translation	$3.3	$7.3	$3.7
Derivative instrument hedges	(29.0)	2.0	1.7
Unrealized gain on investments	(3.9)	0.2	0.2
Employee benefit liability	189.2	38.3	(10.7)
Total	$159.6	$47.8	$(5.1)

2.	Pension and Other Postretirement Benefits

The Company provides noncontributory pension and various healthcare and life insurance benefits to most employees and retirees.  The major pension plans are not fully funded and, based on current assumptions, the Company plans to contribute approximately $155.0 to the qualified pension plan trusts during 2009.  Of this total, $50.0 was made in the first quarter of 2009, leaving approximately $105.0 to be made during the remainder of 2009.  The Company made $225.0 in contributions during 2008.  As of December 31, 2008, the Company expects approximately $165.7 in other postretirement benefit payments in 2009.  These payments will be offset by an estimate of $9.6 in Medicare Part D Employer Subsidy.  The schedules below include amounts calculated based on a benefit obligation and asset valuation measurement date of December 31, 2008 and October 31, 2007.

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in millions, except per share amounts)

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Change in benefit obligations:
Benefit obligations at beginning of year	$3,716.8	$3,743.6	$1,941.2	$2,103.6
Adjustment due to change in measurement date	36.8	—	19.3	—
Service cost	8.1	10.2	4.4	4.9
Interest cost	212.9	207.9	72.5	116.8
Plan participants’ contributions	—	—	31.9	27.9
Actuarial loss (gain)	(53.7)	43.4	(74.8)	(149.4)
Amendments	10.2	50.7	(368.3)	19.0
Curtailments	(22.3)	4.6	—	—
Contribution to Middletown retirees VEBA	—	—	(468.0)	—
Benefits paid	(391.3)	(343.6)	(176.7)	(181.6)
Benefit obligations at end of year	$3,517.5	$3,716.8	$981.5	$1,941.2

Change in plan assets:
Fair value of plan assets at beginning of year	$2,939.1	$2,738.0	$23.7	$24.6
Actual (loss) gain on plan assets	(573.0)	292.6	—	—
Employer contributions	226.8	252.1	121.9	152.8
Plan participants’ contributions	—	—	31.9	27.9
Benefits paid	(391.3)	(343.6)	(176.7)	(181.6)

Fair value of plan assets at end of year	$2,201.6	$2,939.1	$0.8	$23.7

Funded status	$(1,315.9)	$(777.7)	$(980.7)	$(1,917.5)

Amounts recognized in the consolidated balance sheets as of December 31:
Current liabilities	$(1.9)	$(2.0)	$(150.5)	$(156.0)
Noncurrent liabilities	(1,314.0)	(775.7)	(830.2)	(1,761.5)
Net amount recognized	$(1,315.9)	$(777.7)	$(980.7)	$(1,917.5)

Amounts recognized in accumulated other comprehensive income as of December 31:
Actuarial loss	$344.2	$244.9	$(53.7)	$46.4
Prior service cost (credit)	19.4	53.2	(618.1)	(330.6)
Net amount recognized	$363.6	$298.1	$(671.8)	$(284.2)

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial (gain) loss	$779.2	$(22.1)	$(97.0)	$(151.2)
Recognized actuarial gain (loss)	(679.9)	(15.1)	(3.1)	(12.8)
Prior service cost (credit)	10.2	50.7	(368.2)	19.0
Recognized prior service (cost) credit	(44.0)	(33.9)	80.7	51.6
Total recognized in other comprehensive income	$65.5	$(20.4)	$(387.6)	$(93.4)

The accumulated benefit obligation for all defined benefit pension plans was $3,493.2 and $3,655.2 at December 31, 2008 and 2007, respectively.

The curtailment charge in 2008 resulted from a decision in 2008 to “lock and freeze”, as of January 31, 2009, the accruals for a defined benefit pension plan covering all salaried employees.  The accruals to the defined benefit pension plan have been replaced by a fixed percent contribution to a defined contribution pension plan.  The curtailment charges in 2007 resulted from the new labor contract negotiated with the United Steelworkers’ represented employees at the Company’s Mansfield Works in November 2006 and the International Association of Machinists and Aerospace Workers represented employees at the Company’s Middletown Works in February 2007.  Under these agreements, the existing defined benefit pension was “locked and frozen” as of February 28, 2007 and May 26, 2007, respectively, with subsequent Company pension contributions being made to the Steelworkers Pension Trust and the IAM National Pension Fund.

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in millions, except per share amounts)

The following table presents estimated future benefit payments to beneficiaries:

	Pension Plans	Other Benefits (a)	Medicare Subsidy (a)
2009	$327.6	$100.7	$(9.6)
2010	318.4	95.1	(9.9)
2011	310.4	91.1	(10.0)
2012	315.8	86.7	(8.4)
2013	314.6	82.5	(7.5)
2014 through 2018	1,415.7	357.9	(37.0)
Total	$3,002.5	$814.0	$(82.4)

(a)
These figures reflect the benefit of the Settlement with the Middletown Works retirees (see Note 9), but exclude the three annual $65.0 payments required to be made by the Company in February of 2009, 2010 and 2011 related to that Settlement.

Year-end assumptions used to value current year assets and liabilities and determine subsequent year expenses are as follows:

	Pension Benefits			Other Benefits
	2008	2007	2006	2008	2007	2006
Discount rate	6.25%	6.00%	5.75%	6.25%	6.00%	5.75%
Expected return on plan assets	8.50%	8.50%	8.50%	(a)	(a)	(a)
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Subsequent year healthcare cost trend rate	—	—	—	7.00%	8.00%	9.00%
Ultimate healthcare cost trend rate	—	—	—	4.50%	4.50%	4.50%
Year ultimate healthcare cost trend rate begins	—	—	—	2012	2012	2012

(a)
Historically, the Company has only pre-funded Other Benefits to a limited extent.  To the extent there has been such pre-funding to date, the funding has been in a trust account on a relatively short-term basis and the assets have not been invested with the expectation of long-term investment returns.

For measurement purposes, healthcare costs are assumed to increase 7% during 2009, after which this rate decreases 1% per year until reaching the ultimate trend rate of 4.5% in 2012.

The discount rate was determined by projecting the plan's expected future benefit payments, as defined for the projected benefit obligation, discounting those expected payments using a theoretical zero-coupon spot yield curve derived from a universe of high-quality bonds as of the measurement date, and solving for the single equivalent discount rate that resulted in the same projected benefit obligation. The fixed-income data as of the measurement date was obtained from Bloomberg.  Constraints were applied with respect to callability (callable bonds with explicit call schedules were excluded; bonds with “make-whole” call provisions were included) and credit quality (rated Aa or better by Moody’s Investor Service).

The following relates to pension plans with an accumulated benefit obligation in excess of plan assets.

	2008	2007
Projected benefit obligation	$3,517.5	$3,716.8
Accumulated benefit obligation	3,493.2	3,655.2
Fair value of plan assets	2,201.6	2,939.1

Pension and other postretirement benefit plan assets are invested in master trusts comprised primarily of investments in indexed and enhanced index funds.  A fiduciary committee establishes the target asset mix and monitors asset performance.  The expected rate of return on assets includes the determination of a real rate of return for equity and fixed income investments applied to the portfolio based on their relative weighting, increased by an underlying inflation rate.  In 2008 and 2007, other postretirement benefit plan assets included 100% fixed income securities.

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in millions, except per share amounts)

The current target and actual allocation of pension plan assets by major investment category as of the end of 2008 and 2007 were as follows:

		December 31	October 31
	Target	2008	2007
Domestic and international equities	60%	60%	57%
Fixed income securities	39%	38%	37%
Other	1%	2%	6%
Total	100%	100%	100%

The components of net periodic benefit costs for the years 2008, 2007 and 2006 are as follows:

	Pension Benefits			Other Benefits
	2008	2007	2006	2008	2007	2006
Components of net periodic benefit cost:
Service cost	$8.1	$10.2	$24.2	$4.4	$4.9	$15.2
Interest cost	212.9	207.9	208.7	72.5	116.8	124.1
Expected return on plan assets	(241.7)	(232.4)	(207.4)	—	—	(0.1)
Amortization of prior service cost	3.8	4.1	5.3	(72.9)	(51.6)	(36.5)
Recognized net actuarial loss:
Annual amortization	17.0	15.1	22.9	2.6	12.8	13.2
Corridor charges	660.1	—	—	—	—	133.2
Settlement/curtailment loss	39.4	39.8	10.8	—	—	—

Net periodic benefit cost	$699.6	$44.7	$64.5	$6.6	$82.9	$249.1

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $17.9 and $3.0, respectively.  The estimated net gain and prior service credit for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $3.4 and $78.9, respectively.

The corridor charges were recorded to recognize net actuarial losses outside the 10% corridor under the Company’s method of accounting for pensions and other postretirement benefits as described in Note 1.

Assumed healthcare cost trend rates have a significant effect on the amounts reported for healthcare plans.  As of December 31, 2008, a one-percentage-point change in the assumed healthcare cost trend rates would have the following effects:

	One Percentage Point:
	Increase	Decrease
Effect on total service cost and interest cost components	$2.0	$(1.8)
Effect on postretirement benefit obligation	12.2	(10.9)

The Company also contributes to several multiemployer pension plans.  The expense for these plans was $10.3 in 2008, $7.7 in 2007 and $4.2 in 2006.  Actual contributions to these plans for the same periods were $11.0, $7.2 and $3.9, respectively.  In addition to defined benefit pension plans, most employees are eligible to participate in various defined contribution plans.  Total expense related to these plans was $21.1 in 2008, $23.2 in 2007 and $5.0 in 2006.

On December 8, 2003, the United States government enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”).  Among other provisions, the Medicare Act provides a federal subsidy to sponsors of retiree healthcare benefit plans that include a qualified prescription drug benefit.  The Company sponsors such a plan.  The Company recognized a reduction in net periodic benefit costs related to these savings of approximately $37.2, $15.7 and $35.6 in 2008, 2007 and 2006, respectively.

On December 3, 2008, the Company announced its decision to “lock and freeze”, as of January 31, 2009, the accruals for a defined benefit pension plan covering all salaried employees.  The accruals to the defined benefit plan have been replaced by a fixed percent contribution to a defined contribution pension plan.  This action required the Company to recognize the past service pension expense that previously would have been amortized as a curtailment charge in 2008 of $39.4.

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in millions, except per share amounts)

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

AK Steel Holding Corporation’s Stock Incentive Plan (the “SIP”) permits the granting of nonqualified stock option, restricted stock, performance share and restricted stock unit awards to directors, officers and key management employees of the Company.  These nonqualified option, restricted stock, performance share and restricted stock unit awards may be granted with respect to an aggregate maximum of 16 million shares through the period ending December 31, 2011.  The shares that are issued as the result of these grants are newly issued shares. The exercise price of each option may not be less than the market price of the Company’s common stock on the date of the grant.  Stock options have a maximum term of 10 years and may not be exercised earlier than six months following the date of grant or such other term as may be specified in the award agreement. For option grants to officers and key management employees, the award agreements provide that the options vest and become exercisable at the rate of one-third per year over three years.  Stock options granted to directors vest and become exercisable after one year.  Until October 16, 2008, directors were granted restricted stock as the equity component of their compensation.  On October 16, 2008, the Board of Directors amended the SIP to allow for the granting of restricted stock units instead of restricted stock as the equity component of the directors’ compensation.  Each director was also allowed a one-time election as of December 31, 2008 to convert any current holdings of restricted stock into restricted stock units. To the extent not so converted, restricted stock issued to a director prior to October 16, 2008 vests at the end of the director’s full tenure on the Board.  New grants of restricted stock units vest immediately upon grant, but are not settled until a later date.  Restricted stock units resulting from converted restricted stock vest as of the date of the 2009 annual meeting of the Company’s

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in millions, except per share amounts)

stockholders.  Unless a director elects to defer the settlement date, settlement will occur one year after a grant of new restricted stock units and on the date of the 2009 annual meeting of the Company’s stockholders for restricted stock units resulting from converted restricted stock.  For restricted stock awards granted to employees on or prior to December 31, 2006, typically 25% of the shares covered by a restricted stock award vest two years after the date of the award and an additional 25% vest on the third, fourth and fifth anniversaries of the date of the award.  However, in 2005, the Board of Directors of the Company approved the grant of special restricted stock awards to the executive officers and selected key managers relating to the Company’s performance in 2004 which vest ratably on the first, second, and third anniversaries of the grant.  Restricted stock awards granted to employees after December 31, 2006 also will vest ratably on the first, second and third anniversaries of the grant.  Performance shares vest after a three-year period.  The total amount of performance shares issued will be based on the Company’s share performance compared to a prescribed compounded annual growth rate and the total share return compared to Standard and Poor’s 400 Mid Cap Index.

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

The Company uses the Black-Scholes option valuation model to value the nonqualified stock options which is consistent with the provisions of FAS 123R and SAB 107. Historical data regarding stock option exercise behaviors was used to estimate the expected life of options granted based on the period of time that options granted are expected to be outstanding.  The risk-free interest rate is based on the Daily Treasury Yield Curve published by the U.S. Treasury on the date of grant.  The expected volatility is determined by using a blend of historical and implied volatility.  For all grants through December 31, 2008, no assumptions were included regarding the expected dividend yield since the Company has not distributed dividends to its common shareholders within the last five years due to restrictions under the Company’s financial covenants.  On January 27, 2009, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock payable on March 10, 2009, to shareholders of record on February 13, 2009.  Assumptions for grants in 2009 will include the dividend declared in 2009.

The Company’s calculation of fair value of the options is estimated on the grant date using a Black-Scholes option pricing model with the following weighted average assumptions:

	2008	2007	2006
Expected volatility	52.4% – 70.7%	45.0% – 48.8%	50.8% – 55.2%
Weighted-average volatility	55.6%	46.8%	54.4%
Expected term (in years)	2.90 – 7.30	2.90 – 7.30	5.50 – 6.15
Risk-free interest rate	1.86% – 3.31%	4.50% – 4.91%	4.32% – 4.99%

Certain directors were issued stock options in December 2006.  The assumptions for the valuation of these options were 51.85% volatility, 4.53% risk-free interest rate and expected life of 5.5 years.  These assumptions are included in the chart above.  The Company used a simplified method allowed by SAB 107 to arrive at the expected life assumption for the nonqualified stock options issued to the directors.  The simplified method is equal to the vesting term plus original contractual term divided by two.

The performance shares were valued using the Monte Carlo simulation method.  This method is consistent with the provisions of FAS 123R and SAB 107.  The weighted-average risk-free rate of return for performance shares used is presented below:

	2008	2007	2006

Company	2.45%	4.80%	4.32%
S&P 400 Midcap Index	2.87%	4.71%	4.32%

Stock-based compensation expense recognized under FAS 123R in the consolidated statement of operations for fiscal year 2008 related to stock options was $1.9 and for performance shares was $5.1.

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in millions, except per share amounts)

A summary of option activity under the SIP as of December 31, 2008, and changes during the year ended is presented below:
Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2007	1,152,097	$10.04
Granted	128,125	36.53
Exercised	(528,909)	6.39
Forfeited or expired	—	—

Outstanding at December 31, 2008	751,313	$17.12	7.1 yrs	$19.5

Options expected to vest at December 31, 2008	345,867	$22.01	8.2 yrs	$7.3

Options exercisable at December 31, 2008	387,243	$12.53	6.0 yrs	$11.8

The weighted average fair value per share of options granted during 2008, 2007 and 2006 were $17.43, $8.32 and $5.41, respectively.  The total intrinsic value of options exercised during the 2008, 2007 and 2006 were $26.1, $17.3 and $1.7, respectively.

The following table summarizes information about stock options outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$3.05 to $6.87	49,297	3.6 yrs.	$4.67	49,297	$4.67
$6.88 to $10.19	191,084	6.3 yrs.	7.94	119,583	7.98
$10.20 to $16.65	119,928	6.6 yrs.	14.61	116,868	14.64
$16.66 to $21.45	252,004	7.4 yrs.	16.89	91,162	17.12
$21.46 to $68.47	139,000	9.0 yrs.	36.75	10,333	38.32

During 2008, 2007 and 2006, the Company issued to certain employees 149,819, 265,823 and 260,698 shares of common stock, subject to restrictions, with weighted average grant-date fair values of $36.84, $17.69 and $8.65 per share, respectively.  During 2008, 2007 and 2006, 178,500, 371,500 and 353,850 performance shares were issued, respectively.

The pre-tax expense associated with share-based compensation for options and performance shares for 2008 and 2007 is $7.0 and $5.1, respectively.  The share-based compensation expense resulted in a decrease in net income in 2008 and 2007 of $4.5 and $3.3, respectively, and a reduction in basic and diluted earnings per share in 2008 and 2007 of $0.04 and $0.03 per share, respectively.  The share-based compensation expense taken includes expense for both nonqualified stock options and performance shares granted from the SIP.

A summary of the activity associated with non-vested restricted stock awards under the SIP during the year ended December 31, 2008 is presented below:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2007	979,988	$11.31
Granted	149,819	36.84
Vested	(360,736)	10.94
Converted to restricted stock units	(170,563)	12.27

Outstanding at December 31, 2008	598,508	$17.64

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in millions, except per share amounts)

Stock compensation expense related to restricted stock awards granted under the Company’s SIP for 2008, 2007 and 2006 was $4.7 ($3.0 after tax), $4.2 ($2.7 after tax) and $3.0 ($1.9 after tax), respectively.

As of December 31, 2008, there were $5.9 of total unrecognized compensation costs related to non-vested share-based compensation awards granted under the SIP, which costs are expected to be recognized over a weighted average period of 1.5 years.  The total fair value of shares vested during the years ended December 31, 2008, 2007 and 2006 was $3.9, $2.9 and $3.2, respectively.

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

The United States and foreign components of income (loss) before income taxes consist of the following:

	2008	2007	2006
United States	$(28.7)	$571.5	$(14.4)
Foreign	21.8	19.8	11.3

Total	$(6.9)	$591.3	$(3.1)

 Significant components of the Company’s deferred tax assets and liabilities at December 31, 2008 and 2007 are as follows:

	2008	2007
Deferred tax assets:
Net operating loss and tax credit carryforwards	$102.8	$40.3
Postretirement benefit reserves	410.5	818.8
Pension reserves	423.9	224.1
Other reserves	140.5	104.4
Inventories	208.4	245.4
Valuation allowance	(16.9)	(18.1)

Total deferred assets	1,269.2	1,414.9

Deferred tax liabilities:
Depreciable assets	(477.1)	(507.8)

Total deferred liabilities	(477.1)	(507.8)

Net asset	$792.1	$907.1

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

At December 31, 2008 the Company had no regular or Alternative Minimum Tax (“AMT”) net operating loss carryforwards.  At December 31, 2008, the Company had unused AMT credit carryforwards of $79.6, which may be used to offset future regular income tax liabilities.  These unused AMT credits can be carried forward indefinitely.

In 2007, Michigan, New York, Maryland and Texas enacted new tax legislation.  As a result, in accordance with FAS 109, the Company was required to recognize a non-cash tax credit of $11.4 as part of its income tax provision.

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in millions, except per share amounts)

Also, in 2006, Indiana, Texas and Pennsylvania enacted new tax legislation which required that the Company recognize a non-cash tax charge of $5.7 as part of its income tax provision.  These non-cash tax credits/charges represent the net increase or decrease in the value of the Company’s state deferred tax assets attributable to higher or lower future effective state income tax rates resulting from the law changes.

Significant components of the provision (benefit) for income taxes are as follows:

	2008	2007	2006
Current:
Federal	$(3.4)	$51.8	$(9.0)
State	(5.5)	12.4	0.7
Foreign	6.1	6.3	3.8
Deferred:
Federal	(13.9)	135.4	(11.7)
State	5.8	(2.3)	1.1
Total tax provision (benefit)	$(10.9)	$203.6	$(15.1)

The reconciliation of income tax on continuing operations computed at the U.S. federal statutory tax rates to actual income tax expense (benefit) is as follows:

	2008	2007	2006
Income (loss) at statutory rate	$(2.4)	$207.0	$(1.1)
State and foreign tax expense (benefit)	0.9	19.3	—
Effect of state law changes to deferred tax asset	—	(11.4)	5.7
Decrease in federal deferred tax asset valuation allowance	—	(5.2)	(4.6)
Expired net operating loss carryovers	—	5.2	0.6
Medicare Part D Drug Reimbursement	(13.0)	(5.5)	(12.5)
Other permanent differences	3.6	(5.8)	(3.2)

Total tax expense (benefit)	$(10.9)	$203.6	$(15.1)

The Internal Revenue Service (“IRS”) has concluded its examination of federal income tax returns filed for the years 1994 through 2004.  In addition, in the normal course of business, the state and local tax returns of the Company and its subsidiaries are routinely subjected to examination by various taxing jurisdictions.  Currently the Company’s federal income tax return for 2006 is under examination by the IRS.  The Company believes that the outcomes of future federal examinations as well as ongoing and future state and local examinations will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

The Company has undistributed earnings of foreign subsidiaries of approximately $29.4 at December 31, 2008. Deferred taxes have been provided on $10.2 of these earnings, with the balance considered to be permanently invested in the Company’s foreign subsidiaries.  If such undistributed earnings were repatriated, it is estimated that the additional tax expense to be provided would be approximately $6.7.

Amounts recorded as income taxes reflect the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes standards for the recognition and measurement of tax positions taken or expected to be taken on a tax return.

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

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in millions, except per share amounts)

A reconciliation of the change in unrecognized tax benefits for 2008 and 2007 is presented below:

UNRECOGNIZED TAX BENEFITS
	2008	2007
Balance at January 1	$50.9	$34.6
Increases/(decreases) for prior year tax positions	(1.7)	(8.3)
Increases/(decreases) for current year tax positions	(0.1)	33.0
Increases/(decreases) related to settlements	—	(8.3)
Increases/(decreases) related to statute lapse	—	(0.1)

Balance at December 31	$49.1	$50.9

The balance of unrecognized tax benefits at January 1, 2008 was $50.9.  Included in the balance of unrecognized tax benefits at December 31, 2008, are $35.4 of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2008, are $13.7 of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.  For the year ended December 31, 2008, the unrecognized tax benefits related to tax positions taken in prior periods decreased by $1.7.  This decrease related to the impact of federal audit adjustments on state and local taxes and adjustments related to the filing of the 2007 state and local income tax returns.  The portion of the decrease in unrecognized tax benefits that will affect the effective tax rate is $1.0.  For 2008, it is estimated the Company will record a decrease of $0.1 to unrecognized tax benefits related to tax positions likely to be taken on tax returns to be filed for the current year with an increase of $0.9 affecting the effective tax rate.   Included in the balance of unrecognized tax benefits at December 31, 2007, were $35.6 of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2007, were $15.3 of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

The Company recognizes interest and penalties accrued related to uncertain tax positions as a component of the income tax expense.  Accrued interest and penalties are included in the related tax liability line in the consolidated balance sheet.  The balance of interest and penalties at January 1, 2008 was $4.9.  The Company accrued additional interest of $2.4 during 2008, and in total, as of December 31, 2008, has recognized a liability for interest of $5.2 and penalties of $2.1.  Upon adoption of FIN 48, the Company had total accrued interest and penalties of $5.5.  The Company accrued additional interest of $0.1 and reduced its penalty accrual by $0.7 during 2007, and in total as of December 31, 2007, had recognized a liability for interest of $2.8 and penalties of $2.1.

Certain tax positions exist for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change within twelve months of December 31, 2008.  The Company has filed an appeal with taxing authorities to resolve a state tax issue related to the Company’s filing position for tax years prior to 2002.  The resolution of this issue, if concluded in the Company’s favor, is estimated to reduce related unrecognized tax benefits within the next twelve months by approximately $0.3 to $0.9.

The Company is subject to taxation by the United States and by various state and foreign jurisdictions.  The Company’s tax years for 2006 and forward are subject to examination by the tax authorities.  Net operating losses carried forward from prior years are subject to examination by tax authorities.  However, with a few exceptions, the Company is no longer subject to federal, state, local or foreign examinations by tax authorities for years before 2006.

5.	Long-Term Debt and Other Financing

At December 31, 2008 and 2007, the Company’s long-term debt balances were as follows:

	2008	2007
7 3/4% Senior Notes Due 2012	530.4	550.0
Tax Exempt Financing Due 2009 through 2029 (variable rates of 0.8% to 8.4% in 2008)	103.7	116.4
Unamortized discount	(0.8)	(1.0)

Total debt	$633.3	$665.4

At December 31, 2007, the entire $550.0 original par value of the Company’s 7 3/4% senior notes due in 2012 remained outstanding.  During the fourth quarter of 2008, the Company repurchased $19.6 of those senior notes, with

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in millions, except per share amounts)

cash payments totaling $14.2.  In connection with these repurchases, the Company incurred non-cash, pre-tax gains of approximately $5.4 in 2008.  The repurchases were funded from the Company’s existing cash balances.

During 2007, the Company redeemed the entire $450.0 of outstanding 7 7/8% senior notes due in 2009 with cash payments in the amounts of $225.0, $75.0 and $150.0 in March, May and August, respectively.  In connection with these early redemptions, the Company incurred non-cash, pre-tax charges of approximately $2.3 in 2007 for the write-off of unamortized debt expense.  The redemptions were funded from the Company’s existing cash balances.

At December 31, 2008, the maturities of long-term debt (excluding unamortized discount) are as follows:

2009	0.7
2010	0.7
2011	0.7
2012	531.1
2013	0.8
2014 and thereafter	100.1
Total maturities	$634.1

At December 31, 2008, the Company had $682.3 of availability under the Company’s $850.0 five-year revolving credit facility.  At December 31, 2008, there were no outstanding borrowings under the credit facility; however, availability was reduced by $167.7 due to outstanding letters of credit.  Availability under the credit facility fluctuates monthly with the varying levels of eligible collateral.  The Company used cash to redeem $12.1 of outstanding industrial revenue bonds in the fourth quarter of 2008 which were previously classified on the balance sheet in the Current portion of long-term debt.  As a result of this redemption a supporting letter of credit was also eliminated.  The redemption did not have an impact on the Company’s overall liquidity position.

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

The indentures, governing the Company’s 7 3/4% senior notes due in 2012, as well as the agreement governing its revolving credit facility, contain restrictions and covenants that can limit the Company’s operating flexibility.  The senior note indentures include restrictive covenants regarding sale/leaseback transactions, transactions by subsidiaries and with affiliates, the use of proceeds from asset sales and some investments, and the maintenance of a minimum interest coverage ratio of 2.5 to 1.  At December 31, 2008, the ratio was 15.0 to 1.  This number is calculated by dividing the interest expense, including capitalized interest and fees on letters of credit, into EBITDA which is defined as (i) income before interest, income taxes, depreciation, amortization of intangible assets and restricted stock, extraordinary items and purchase accounting and asset distributions, (ii) adjusted for income before income taxes for discontinued operations, and (iii) reduced for the charges related to impairment of goodwill and OPEB corridor charges.  These corridor charges are then amortized over a 10-year period for this calculation.  In addition, there is a limitation on restricted payments, which consist primarily of dividends and share repurchases, to $25.0 plus 50% of cumulative net income (or minus 100% of cumulative net loss) from April 1, 2002.  The Company’s $850.0 five-year revolving credit facility secured by the Company’s product inventory and accounts receivable contains restrictions on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliate transactions.  In addition, the facility requires maintenance of a minimum fixed charge coverage ratio of 1.0 to 1 if availability is less than $125.0.

In 1997, in conjunction with construction of Rockport Works, the Spencer County (IN) Redevelopment District (the “District”) issued $23.0 in taxable tax increment revenue bonds.  Proceeds from the bond issue were used by the Company for the acquisition of land and site improvements at the facility.  The source of the District’s scheduled principal and interest payments through maturity in 2017 is a designated portion of the Company’s real and personal property tax payments.  The Company is obligated to pay any deficiency in the event its annual tax payments are insufficient to enable the District to make principal and interest payments when due.  In 2008, the Company made deficiency payments totaling $3.5.  At December 31, 2008, the remaining semiannual payments of principal and interest due through the year 2017 total $55.5.  The Company includes potential payments due in the coming year under this agreement in its annual property tax accrual.

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in millions, except per share amounts)

6.	Operating Leases

Rental expense in net income was $27.5, $31.2 and $23.0 for 2008, 2007 and 2006, respectively.

At December 31, 2008, obligations to make future minimum lease payments were as follows:

2009	$6.3
2010	5.6
2011	5.0
2012	4.2
2013	4.0
2014 and thereafter	18.1

The Company is leasing its corporate headquarters building in West Chester, Ohio.  The initial term of the lease for the building is twelve years (subject to the purchase option), with two five-year options to extend the lease.  The Company is considering and will likely forego a purchase option on the building which expires at the end of February 2009.

In late 2008, the Company entered into a ten-year operating lease with Infinity Rail for a fleet of privately-owned slab carrier railcars to enable the transportation of slabs directly from Butler Works to Middletown Works.

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

Dividends:  The payment of cash dividends is subject to a restrictive covenant contained in the instruments governing the Company’s outstanding senior debt.  The covenant allows the payment of dividends, if declared by the Board of Directors, and the redemption or purchase of shares of its outstanding capital stock, subject to a formula that reflects cumulative net earnings.  During the period from 2001 to the third quarter of 2007, the Company was not permitted under the formula to pay a cash dividend on its common stock as a result of cumulative losses record before and during that period.  During the third quarter 2007, the cumulative losses calculated under the formula were eliminated due to the improved financial performance of the Company.  Accordingly, since that time, a cash dividend has been permissible under the senior debt covenants.  Restrictive covenants also are contained in the instruments governing the Company’s $850.0 asset-based revolving credit facility.  Under the credit facility covenants, dividends are not restricted unless availability falls below $150.0, at which point dividends would be limited to $12.0 annually.  Currently, the availability under the credit facility significantly exceeds $150.0.  Accordingly, there currently are no covenant restrictions on the Company’s ability to declare and pay a dividend to its shareholders.  In the first quarter of 2008, the Company declared and paid a quarterly common stock dividend of $0.05 per share.  Common stock dividends of $0.05 per share were declared and paid quarterly thereafter in 2008.  On January 27, 2009, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock, payable on March 10, 2009, to shareholders of record on February 13, 2009.  No common stock dividends were paid in 2007 or 2006.

Stockholder Repurchase Plan:  On October 21, 2008, the Company announced that its Board of Directors had authorized the Company to repurchase, from time to time, up to $150.0 of its outstanding common stock shares.  During the fourth quarter of 2008, the Company expended $14.4 to purchase 1,650,801 shares of its common stock pursuant to this authorization.

8.	Commitments

The principal raw materials required for the Company’s steel manufacturing operations are iron ore, coal, coke, chrome, nickel, silicon, manganese, zinc, limestone, and carbon and stainless steel scrap.  The Company also uses large volumes of natural gas, electricity and oxygen in its steel manufacturing operations.  In addition, the Company historically has purchased approximately 500,000 to 700,000 tons annually of carbon steel slabs from other steel producers to supplement the production from its own steelmaking facilities.  The Company, however, currently does not anticipate purchasing large quantities of carbon slabs in 2009.  The Company makes most of its purchases of coal,

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in millions, except per share amounts)

iron ore, coke, electricity and oxygen at negotiated prices under annual and multi-year agreements.  The Company typically makes purchases of carbon steel slabs, carbon and stainless steel scrap, natural gas and other raw materials at prevailing market prices, which are subject to price fluctuations in accordance with supply and demand.  The Company believes that it currently has adequate sources of supply for its raw material and energy requirements for 2009.  The Company has secured adequate sources of iron ore supply through the contracts referred to below for all of its anticipated iron ore needs through 2012.  Indeed, in light of the depressed business conditions and a planned outage of the Middletown Works blast furnace, the Company currently has contracts to supply it with more of certain raw materials – principally iron ore – than the Company currently anticipates it will need in 2009.  In some cases, those contracts commit the Company to purchase minimum quantities that exceed the Company’s anticipated 2009 requirements, subject to exceptions for force majeure and other circumstances impacting the legal enforceability of the contracts.  In those cases, the Company has engaged in negotiations with the raw material supplier to adjust the minimum purchase requirements to more accurately reflect the current extraordinary market conditions.  The Company already has reached final or tentative agreements with most of its major suppliers on reduced minimum purchase requirements for 2009 and continues, as appropriate, to negotiate with its remaining suppliers whose contracts include minimum purchase requirements.  In addition, in certain cases, the Company has unused inventory or purchase commitments from 2008, particularly with respect to iron ore, that will carryover to 2009 at 2008 prices.  Because the Company is anticipating a reduction in its overall raw material prices from 2008 to 2009, particularly with respect to iron ore, these carryover obligations will negatively impact the Company’s cost of goods sold in the first quarter of 2009 and, to a lesser extent, in the second quarter.

To the extent that multi-year contracts are available in the marketplace, the Company has used such contracts to secure adequate sources of supply to satisfy other key raw materials needs for the next three to five years.  Where multi-year contracts are not available, the Company continues to seek to secure the remainder of its raw materials needs through annual contracts or spot purchases.  In 2008, market conditions affecting certain key raw materials such as carbon scrap, iron ore, chrome and hot briquetted iron substantially increased the costs of these raw materials.

Although not a problem at the current time, the Company continues to attempt to reduce the risk of supply shortages by entering into multi-year supply contracts and by evaluating alternative sources and substitute materials.  The potential exists, however, for production disruptions due to shortages of raw materials in the future.  Based on current reduced demand for most raw materials, the Company does not anticipate major shortages in the market unless substantial supply capacity is taken out of the market.  If such a disruption was to occur, it could have a material impact on the Company’s financial condition, operations and cash flows.

The Company has entered into derivative transactions to hedge the price of natural gas and certain raw materials.  As of December 31, 2008, the consolidated balance sheets included current assets of $0.6, accrued liabilities of $46.7 and other liabilities of $5.6 for the fair value of these derivatives.  The effect on cash of settling these amounts is expected to be offset by differences in the prices paid for the commodities being hedged.

At December 31, 2008, commitments for future capital investments totaled approximately $38.2, all of which will be funded in 2009.

9.	Environmental and Legal Contingencies

Environmental Contingencies:  Domestic steel producers, including AK Steel, are subject to stringent federal, state and local laws and regulations relating to the protection of human health and the environment.  Over the past three years, the Company has expended the following for environmental-related capital investments and environmental compliance costs:

	Years Ended December 31,
	2008	2007	2006
Environmental-related capital investments	$1.8	$2.4	$9.6
Environmental compliance costs	126.5	122.8	125.5

AK Steel and its predecessors have been conducting steel manufacturing and related operations since the year 1900.  Although the Company believes its operating practices have been consistent with prevailing industry standards during this time, hazardous materials may have been released in the past at one or more operating sites or third party sites, including operating sites that the Company no longer owns.  The Company has estimated potential remediation expenditures for those sites where future remediation efforts are probable based on identified conditions, regulatory requirements or contractual obligations arising from the sale of a business or facility.  At December 31, 2008, the Company had recorded $16.5 in current accrued liabilities and $40.8 in noncurrent other liabilities on its consolidated balance sheets for estimated probable costs relating to environmental matters.  The comparable balances recorded by the Company at December 31, 2007 were $11.1 in current accrued liabilities and $40.6 in noncurrent other liabilities.

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in millions, except per share amounts)

In general, the material components of these accruals include the costs associated with investigations, delineations, risk assessments, remedial work, governmental response and oversight costs, site monitoring, and preparation of reports to the appropriate environmental agencies.  The ultimate costs to the Company with respect to each site cannot be predicted with certainty because of the evolving nature of the investigation and remediation process.  Rather, to develop the estimates of the probable costs, the Company must make certain assumptions.

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

Environmental compliance costs increased in 2008 from 2007 due primarily to increased costs at Middletown Works.  Major items included a $1.0 rebuild of the clarifying cooling tower, increased steam and increased costs for pollution control equipment at the iron and steelmaking area during the April outage.  Except as expressly noted below, management does not anticipate any material impact on the Company’s recurring operating costs or future profitability as a result of its compliance with current environmental regulations.  Moreover, because all domestic steel producers operate under the same set of federal environmental regulations, management believes that the Company is not disadvantaged relative to its domestic competitors by its need to comply with these regulations.

Environmental-related capital expenditures decreased slightly in 2008. Expenditures included the completion of a phytoremediation project in the Dicks Creek area outside the Middletown Works plant in accordance with a May 2006 Consent Decree between the EPA and AK Steel. For a more detailed description of this Consent Decree, see the discussion in the Legal Contingencies section below.

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

As previously reported, on July 27, 2001, AK Steel received a Special Notice Letter from the EPA requesting that AK Steel agree to conduct a Remedial Investigation/Feasibility Study (“RI/FS”) and enter into an administrative order on consent pursuant to Section 122 of CERCLA regarding the former Hamilton Plant located in New Miami, Ohio.  The Hamilton Plant no longer exists.  It ceased operations in 1990, and all of its former structures have been demolished and removed.  Although AK Steel did not believe that a site-wide RI/FS was necessary or appropriate, in April 2002, it entered into a mutually agreed-upon administrative order on consent to perform such an investigation and study of the Hamilton Plant site.  The site-wide RI has been submitted.  The FS is projected to be completed in 2009.  AK Steel currently has accrued $0.7 for the remaining cost of the RI/FS.  Until the RI is approved and the FS is completed, AK Steel cannot reliably estimate the additional costs, if any, associated with any potentially required remediation of the site or the timeframe during which these potential costs would be incurred.

On September 30, 1998, AK Steel received an order from the EPA under Section 3013 of RCRA requiring it to develop a plan for investigation of eight areas of Mansfield Works that allegedly could be sources of contamination.

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in millions, except per share amounts)

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

The Hamilton County Department of Environmental Services (“HCDES”) issued three NOVs, on June 19, 2007, June 27, 2007, and August 15, 2007, alleging that one of the basic oxygen furnaces at the Company’s Middletown Works failed to meet the Maximum Achievable Control Technology (“MACT”) requirements.  In a related matter, on September 5, 2008, Ohio EPA issued a request for stipulated penalties in the approximate amount of $0.49 under a March 31, 2004, Consent Order in Case No. CV 2004 03 1000, Butler County, Ohio, Court of Common Pleas. The request for stipulated penalties alleges that the Company failed to comply with certain Consent Order deadlines and emission limitations on the same basic oxygen furnace at the Company’s Middletown Works.  (Collectively, the proposed stipulated penalties and the three NOVs will be referred to herein as the “MACT Claims.”)  AK Steel has been working with Ohio EPA and HCDES to attempt to resolve the MACT Claims.  On October 15, 2008, AK Steel reached an agreement with Ohio EPA and HCDES to resolve the MACT Claims in exchange for a payment by AK Steel of $0.20 as a civil penalty and $0.05 to the Clean Diesel School Bus Program Fund as a supplemental environmental project.  Both payments have been made.

On July 23, 2007 and on December 9, 2008, the EPA issued NOVs with respect to the Coke Plant at AK Steel’s Ashland Works alleging violations of pushing and combustion stack limits.  The Company is investigating this claim and is working with the EPA to attempt to resolve it.  AK Steel believes it will reach a settlement in this matter that will not have a material financial impact on AK Steel, but cannot be certain that a settlement will be reached.  If a settlement is reached, the Company cannot reliably estimate at this time how long it will take to reach such a settlement or what its terms might be.  AK Steel will vigorously contest any claims which cannot be resolved through a settlement.  Until it has reached a settlement with the EPA or the claims that are the subject of the NOV are otherwise resolved, AK Steel cannot reliably estimate the costs, if any, associated with any potentially required operational changes at the batteries or the timeframe over which any potential costs would be incurred.

In addition to the foregoing matters, AK Steel is or may be involved in proceedings with various regulatory authorities that may require AK Steel to pay fines, comply with more rigorous standards or other requirements or incur capital and operating expenses for environmental compliance.  Management believes that the ultimate disposition of

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in millions, except per share amounts)

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

As previously reported, on June 29, 2000, the United States filed a complaint on behalf of the EPA against AK Steel in the U.S. District Court for the Southern District of Ohio (the “Court”), Case No. C-1-00530, for alleged violations of the Clean Air Act, the Clean Water Act and the RCRA at Middletown Works.  Subsequently, the State of Ohio, the Sierra Club and the National Resources Defense Council intervened.  On April 3, 2006, a proposed Consent Decree in Partial Resolution of Pending Claims (the “Consent Decree”), executed by all parties, was lodged with the Court.  After a 30-day notice period, the Consent Decree was entered by the Court on May 15, 2006.  Under the Consent Decree, the Company will implement certain RCRA corrective action interim measures to address polychlorinated biphenyls (“PCBs”) in sediments and soils relating to Dicks Creek and certain other specified surface waters, adjacent floodplain areas, and other previously identified geographic areas. The Company also will undertake a comprehensive RCRA facility investigation at its Middletown Works and, as appropriate, complete a corrective measures study. Under the Consent Decree, the Company paid a civil penalty of $0.46 and agreed to perform a supplemental environmental project to remove ozone-depleting refrigerants from certain equipment at an estimated cost of $0.85.  The Company has completed performance of the supplemental environmental project, but approval of such project by the EPA remains pending.  The Company anticipates that the cost of the remaining remedial work required under the Consent Decree will be approximately $18.0, consisting of approximately $3.2 in capital investments and $14.8 in expenses.  The Company has accrued the $14.8 for anticipated expenses associated with this project. Additional work will be performed to more definitively delineate the soils and sediments which will need to be removed under the Consent Decree.  Until that process is complete, the Company cannot reliably determine whether the actual cost of the work required under the Consent Decree will exceed the amount presently accrued.  If there are additional costs, the Company does not anticipate at this time that they will have a material financial impact on the Company.  The Company cannot reliably estimate at this time the timeframe during which the accrued or potential additional costs would be incurred.

On June 26, 2002, seventeen individuals filed a purported class action against AK Steel in the United States District Court for the Southern District of Ohio, Case No. C-1-02-467.  As subsequently amended, the complaint alleges that AK Steel discriminates against African-Americans in its hiring practices and that AK Steel discriminates against all of its employees by preventing its employees from working in a racially integrated environment free from racial discrimination.  The named plaintiffs seek various forms of declaratory, injunctive and unspecified monetary relief (including back pay, front pay, lost benefits, lost seniority and punitive damages) for themselves and unsuccessful African-American candidates for employment at AK Steel.  On January 19, 2007, the Court conditionally certified two subclasses of unsuccessful African-American candidates.  On January 14, 2008, AK Steel filed motions for summary judgment on all claims.  On April 9, 2008, the Court granted AK Steel’s motion for summary judgment with respect to the disparate treatment claims of four of the named plaintiffs and those claims have been dismissed with prejudice.  In addition, the claims of several other plaintiffs were dismissed for various reasons, leaving a total of six plaintiffs, including five with claims as class representatives and one with an individual claim.  On May 29, 2008, AK Steel reached a settlement (the “Bert Settlement”) with the class representatives (on behalf of themselves and the entire classes) and the one remaining plaintiff whose individual claim was not dismissed.  The Bert Settlement was subject to court approval.  On July 8, 2008, the court issued an order giving preliminary approval of the Bert Settlement and scheduling a hearing (the “Fairness Hearing”) on final approval for October 21, 2008.  On October 21, 2008, the Court held the Fairness Hearing and, having received no timely objections, approved the Bert Settlement on October 23, 2008.  Under the terms of the Bert Settlement, AK Steel will no longer use the pre-employment test at issue in the litigation, and will have pre-employment tests used at its Middletown Works and Ashland Works validated by an expert agreed to by the parties.  The judgment dismissing all claims covered by the Bert Settlement became final (i.e., not subject to any appeals) on December 3, 2008.   Accordingly, AK Steel paid ten thousand dollars to each of five class representatives and to the one remaining individual plaintiff and paid $0.75 to class counsel in attorney’s fees.  AK Steel further will contribute the amount of three thousand four hundred dollars for each class member who files a timely proof of claim to a common fund to be distributed by class counsel.  There are an estimated 154 class members.  Class members had until February 2, 2009, to return their proof of claim.  As of that date, 46 class members had filed a proof of claim.

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in millions, except per share amounts)

Since 1990, AK Steel (or its predecessor, Armco Inc.) has been named as a defendant in numerous lawsuits alleging personal injury as a result of exposure to asbestos.  As of December 31, 2008, there were approximately 437 such lawsuits pending against AK Steel.  The great majority of these lawsuits have been filed on behalf of people who claim to have been exposed to asbestos while visiting the premises of a current or former AK Steel facility.  Approximately 40% of these premises suits arise out of claims of exposure at a facility in Houston, Texas that has been closed since 1984.  When such an asbestos lawsuit initially is filed, the complaint typically does not include a specific dollar claim for damages.  Only 137 of the 437 cases pending at December 31, 2008 in which AK Steel is a defendant include specific dollar claims for damages in the filed complaints.  Those 137 cases involve a total of 2,534 plaintiffs and 17,488 defendants.  In these cases, the complaint typically includes a monetary claim for compensatory damages and a separate monetary claim in an equal amount for punitive damages, and does not attempt to allocate the total monetary claim among the various defendants.  For example, 121 of the 137 cases involve claims of $0.2 or less, eight involve claims of between $0.2 and $5.0, five involve claims of between $5.0 and $15.0, and three involve claims of $20.0.  In each case, the amount described is per plaintiff against all of the defendants, collectively.  Thus, it usually is not possible at the outset of a case to determine the specific dollar amount of a claim against AK Steel.  In fact, it usually is not even possible at the outset to determine which of the plaintiffs actually will pursue a claim against AK Steel.  Typically, that can only be determined through written interrogatories or other discovery after a case has been filed.  Thus, in a case involving multiple plaintiffs and multiple defendants, AK Steel initially only accounts for the lawsuit as one claim against it.  After AK Steel has determined through discovery whether a particular plaintiff will pursue a claim against it, it makes an appropriate adjustment to statistically account for that specific claim.  It has been AK Steel’s experience to date that only a small percentage of asbestos plaintiffs ultimately identify AK Steel as a target defendant from whom they actually seek damages and most of these claims ultimately are either dismissed or settled for a small fraction of the damages initially claimed.  Set forth below is a chart showing the number of new claims filed (accounted for as described above), the number of pending claims disposed of (i.e. settled or otherwise dismissed), and the approximate net amount of dollars paid on behalf of AK Steel in settlement of asbestos-related claims in 2008 and 2007.

	2008	2007
New Claims Filed	41	71
Claims Disposed Of	39	138
Total Amount Paid in Settlements	$0.7	$0.4

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

As previously reported, on January 2, 2002, John D. West, a former employee, filed a purported class action in the United States District Court for the Southern District of Ohio against the AK Steel Corporation Retirement Accumulation Pension Plan, or AK RAPP, and the AK Steel Corporation Benefit Plans Administrative Committee.  Mr. West claims that the method used under the AK RAPP to determine lump sum distributions does not comply with the Employment Retirement Income Security Act of 1974 (“ERISA”) and resulted in underpayment of benefits to him and the other class members.  The District Court ruled in favor of the plaintiff class and on March 29, 2006 entered an amended final judgment against the defendants in the amount of $37.6 in damages and $7.3 in prejudgment interest, for a total of approximately $44.9, with post judgment interest accruing at the rate of 4.7% per annum until paid.  The defendants appealed to the United States Court of Appeals for the Sixth Circuit.  On April 20, 2007, a panel of the Court of Appeals issued an opinion in which it affirmed the decision of the District Court.  On May 4, 2007, the defendants filed a petition seeking a rehearing by that panel or the full Court of Appeals for the Sixth Circuit.  The petition was not granted.  On August 15, 2007, the defendants filed a motion to stay the issuance of a mandate pending the filing of a petition for certiorari.  On August 28, 2007, the Court of Appeals granted the motion.  On November 16, 2007, defendants filed a petition for certiorari with the Supreme Court of the United States.  On January 12, 2009, the Supreme Court rejected the defendants’ petition, leaving intact the decisions of the courts below.  As a consequence, amounts owed pursuant to the judgment entered against the defendants will be paid to class members using funds from the AK Steel Master Pension Trust.  The timing of those payments will depend upon the resolution of an application by counsel for the class members for an award of attorneys’ fees.  The Company’s pension liability was re-measured

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in millions, except per share amounts)

as of April 30, 2007 to include the amount of this liability as of that date.  That amount was $47.4.  The Company’s current estimates of its future funding obligations for its pension liabilities thus include a $47.4 liability associated with this case.  As of December 31, 2008, the amount of the judgment plus total accrued interest was approximately $51.0.

On October 20, 2005, two individuals filed a purported class action against AK Steel and the AK Steel Corporation Benefit Plans Administrative Committee in the United States District Court for the Southern District of Ohio, Case No. 1:05-cv-681. The complaint alleges that the defendants incorrectly calculated the amount of surviving spouse benefits due to be paid to the plaintiffs under the applicable pension plan.  On December 19, 2005, the defendants filed their answer to the complaint. The parties subsequently filed cross-motions for summary judgment on the issue of whether the applicable plan language had been properly interpreted.  On September 28, 2007, the United States Magistrate Judge assigned to the case issued a Report and Recommendation in which he recommended that the plaintiffs’ motion for partial summary judgment be granted and that the defendants’ motion be denied.  The defendants filed timely objections to the Magistrate’s Report and Recommendation.   On March 31, 2008, the court issued an order adopting the Magistrate’s recommendation and granting partial summary judgment to the plaintiffs on the issue of plan interpretation.  The case now will proceed forward with respect to discovery on the issue of damages.  The plaintiffs’ motion for class certification was granted by the Court on October 27, 2008.  No trial date has been set.  The defendants intend to contest this matter vigorously.

On December 12, 2007, two individuals filed a purported class action against AK Holding, AK Steel, Anthem Insurance Companies, Inc. (“Anthem”), and others in the United States District Court for the Southern District of Ohio, Case No. 1:07-cv-01002.  The complaint alleges that the plaintiffs are entitled to compensation arising from the demutualization of Anthem in 2001.  On March 20, 2008, AK Holding and AK Steel filed their answer to the complaint.  On January 16, 2009, AK Holding and AK Steel filed a joint motion for summary judgment with respect to all claims set forth in the Complaint.  That motion remains pending.  Discovery has commenced.  Trial is currently scheduled for July 13, 2009.  AK Holding and AK Steel intend to contest this matter vigorously.

In September and October, 2008, several companies filed purported class actions in the United States District Court for the Northern District of Illinois, against nine steel manufacturers, including AK Holding.  The Case Nos. for these actions are 08CV5214, 08CV5371, 08CV5468, 08CV5633, 08CV5700, 08CV5942 and 08CV6197.  The plaintiffs are companies which claim to have purchased steel products from one or more of the defendants and they purport to file the actions on behalf of all persons and entities who purchased steel products for delivery or pickup in the United States from any of the named defendants at any time from at least as early as January 2005 to the present. The complaints allege that the defendant steel producers have conspired to restrict output and to fix, raise, stabilize and maintain artificially high prices with respect to steel products in the United States.  On January 2, 2009, the defendants filed motions to dismiss all of the claims set forth in the Complaints.  Those motions remain pending.  Discovery has not yet commenced and no trial date has been set.  AK Holding intends to contest this matter vigorously.

Middletown Works Retiree Healthcare Benefits Litigation

On June 1, 2006, AK Steel notified approximately 4,600 of its current retirees (or their surviving spouses) who formerly were hourly and salaried members of the Armco Employees Independent Federation (“AEIF”) that AK Steel was terminating their existing healthcare insurance benefits plan and implementing a new plan more consistent with current steel industry practices which would require the retirees to contribute to the cost of their healthcare benefits, effective October 1, 2006.  On July 18, 2006, a group of nine former hourly and salaried members of the AEIF filed a purported class action (the “Retiree Action”) in the United States District Court for the Southern District of Ohio (the “Court”), Case No. 1-06CV0468, alleging that AK Steel did not have a right to make changes to their healthcare benefits. The named plaintiffs in the Retiree Action sought, among other things, injunctive relief (including an order retroactively rescinding the changes) for themselves and the other members of the class.  On August 4, 2006, the plaintiffs in the Retiree Action filed a motion for a preliminary injunction seeking to prevent AK Steel from implementing the previously announced changes to healthcare benefits with respect to the AEIF-represented hourly employees.  AK Steel opposed that motion, but on September 22, 2006 the trial court issued an order granting the motion.  On that same day, AK Steel filed a notice of appeal to the United States Court of Appeals for the Sixth Circuit seeking a reversal of the decision to grant the preliminary injunction.  While the appeal was pending, however, the Company announced on October 8, 2007 that it had reached a tentative settlement (the “Settlement”) of the claims of the retirees in the Retiree Action.  Accordingly, on October 18, 2007, the pending appeal from the preliminary injunction was dismissed at the request of the parties.

The Settlement was subject to approval by the Court.  On October 25, 2007, the parties filed a joint motion asking the Court to approve the Settlement.  On November 1, 2007, an order was issued by the Court granting the plaintiffs’ renewed motion for class certification. On November 2, 2007, the Court issued an order giving preliminary approval

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in millions, except per share amounts)

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

The Class Members were given the opportunity to object to the Settlement in writing and, if they so objected in writing, to oppose it orally at the Fairness Hearing.  A group of retirees did file objections.  The Fairness Hearing was conducted on February 12-13, 2008.  The objecting retirees were represented by counsel at the Fairness Hearing and did oppose the Settlement.  On February 21, 2008, the Court issued a written decision approving the Settlement.  The final judgment (the “Judgment”) formally approving the Settlement was entered on February 29, 2008.  The Settlement became effective on that date.  The Class Members who opposed the Settlement have filed appeals from the Judgment to the United States Court of Appeals for the Sixth Circuit, Case Nos. 08-3166 and 08-3354.  The briefing has been completed and a hearing date is scheduled for March 6, 2009.

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

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in millions, except per share amounts)

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

The following fair value table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2008.  There were no valuations using Level 3 inputs.

	Level 1	Level 2	Total
Assets:
Available for sale investments–
Marketable equity securities (a)	$23.0	$—	$23.0
Commodity hedge contracts (b)	—	0.6	0.6
Assets measured at fair value at December 31, 2008	$23.0	$0.6	$23.6

Liabilities (c):
Foreign exchange contracts	$—	$1.3	$1.3
Commodity hedge contracts	$—	52.2	52.2
Liabilities measured at fair value at December 31, 2008	$—	$53.5	$53.5

(a) Held in a trust and included in Other investments on the Consolidated Balance Sheets.
(b) Included in Accounts receivable, net on the Consolidated Balance Sheets.
(c) Included in Accrued liabilities and Other liabilities on the Consolidated Balance Sheets.

The Company has not adopted the fair value option for any assets or liabilities under FAS 159.

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in millions, except per share amounts)

11.	Asset Retirement Obligations

The following table reflects changes in the carrying values of asset retirement obligations in accordance with FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”, for the years ended December 31, 2008, 2007 and 2006.

	2008	2007	2006
Balance at beginning of year	$4.1	$3.7	$2.4
Additional expense due to revision of cash flow	—	—	1.1
Accretion expense	0.3	0.4	0.2
Balance at end of year	$4.4	$4.1	$3.7

12.	Investments in an Unrealized Loss Position

The Company has investments for a nonqualified pension plan with fair values at December 31, 2008 less than cost.  The investments are in four mutual funds representing the S&P 500 index, the Russell 1000 Value index, the Russell 1000 Growth index, and the EAFE index.  The funds have suffered significant declines in the second half of 2008 consistent with the global economic downturn. The investments in index funds represent broad asset categories designed to track macro economic conditions.  The Company evaluated past periods of market declines and the related periods of recovery.  The Company believes that the current economic environment is temporary and the investments will recover to levels higher than cost in a reasonable period of time.  The Company has no short term cash requirements for these investments and has no intentions of liquidating them before a period of time sufficient for the markets to recover.  Based on the market evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a  recovery of fair value, the Company does not consider those investments to be other than temporarily impaired at December 31, 2008.

INVESTMENTS IN AN UNREALIZED LOSS POSITION
At December 31, 2008

	Loss Position		Loss Position		Loss Position
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Investment
Marketable Equity Securities	$9.1	$3.4	$6.8	$3.0	$15.9	$6.4

13.	Variable Interest Entity

In the first quarter of 2008, the Company’s Board of Directors approved a 20-year supply contract with Middletown Coke Company, Inc. (“Middletown Coke”), an affiliate of SunCoke Energy, Inc. (“SunCoke”), to provide the Company with metallurgical-grade coke and electrical power.  The coke and power will come from a new facility to be constructed, owned and operated by Middletown Coke adjacent to the Company’s Middletown Works.  The proposed new facility is expected to produce about 550,000 tons of coke and 50 megawatts of electrical power annually.  The anticipated cost to build the facility is approximately $340.0.  Under the agreement, the Company will purchase all of the coke and electrical power generated from the new plant for at least 20 years, helping the Company achieve its goal of more fully integrating its raw material supply and providing about 25% of the power requirements of Middletown Works.  The agreement is contingent upon, among other conditions, Middletown Coke receiving all necessary local, state and federal approvals and permits, as well as available economic incentives, to build and operate the proposed new facility.  There are no plans to idle any existing cokemaking capacity if the proposed SunCoke project is consummated.  Even though the Company has no ownership interest in Middletown Coke, the expected production from the facility is completely committed to the Company.  As such, Middletown Coke is deemed to be a variable interest entity and the financial results of Middletown Coke are required to be consolidated with the results of the Company as directed by FIN 46R.  At December 31, 2008, Middletown Coke had added approximately $45.5 in assets net of current liabilities and $45.5 in other liabilities to the Company’s consolidated balance sheets.

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in millions, except per share amounts)

14.	Consolidated Quarterly Sales and Earnings (Losses) (Unaudited)

Earnings per share for each quarter and the year are calculated individually and may not add to the total for the year.

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(a)	Year
Net sales	$1,791.4	$2,236.6	$2,157.6	$1,458.7	$7,644.3
Operating profit (loss)	169.7	237.9	309.6	(689.2)	28.0
Net income (loss)	101.1	145.2	188.3	(430.6)	4.0
Basic earnings (loss) per share	0.91	1.30	1.69	(3.88)	0.04
Diluted earnings (loss) per share	0.90	1.29	1.67	(3.88)	0.04

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$1,719.9	$1,869.5	$1,721.7	$1,691.9	$7,003.0
Operating profit	120.0	187.4	163.5	153.5	624.4
Net income	62.7	109.9	108.4	106.7	387.7
Basic earnings per share	0.57	0.99	0.98	0.96	3.50
Diluted earnings per share	0.56	0.98	0.97	0.95	3.46

        (a) Fourth quarter 2008 includes the pre-tax pension corridor charge of $660.1.

15.	Supplementary Guarantor Information

AK Holding, along with AK Tube, LLC and AKS Investments Inc. (the “Guarantor Subsidiaries”) fully and unconditionally, jointly and severally guarantee the payment of interest, principal and premium, if any, on AK Steel’s 7 3/4% Senior Notes Due 2012.  AK Tube, LLC is owned 100% by AKS Investments Inc. and AKS Investments Inc. is 100% owned by AK Steel.  AK Steel is 100% owned by AK Holding.  The Company has determined that full financial statements and other disclosures concerning AK Holding and the Guarantor Subsidiaries would not be material to investors and, accordingly, those financial statements are not presented.  The presentation of the supplemental guarantor information reflects all investments in subsidiaries under the equity method.  Net income (loss) of the subsidiaries accounted for under the equity method is therefore reflected in their parents’ investment accounts.  The principal elimination entries eliminate investments in subsidiaries and inter-company balances and transactions.  The following supplemental condensed consolidating financial statements present information about AK Holding, AK Steel, the Guarantor Subsidiaries and the Other Subsidiaries.  The Other Subsidiaries are not guarantors of the above notes.

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in millions, except per share amounts)

Condensed Statements of Operations
For the Year Ended December 31, 2008

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$6,990.0	$221.4	$631.9	$(199.0)	$7,644.3
Cost of products sold	0.1	5,892.1	187.3	530.4	(118.8)	6,491.1
Selling and administrative expenses	3.7	246.7	12.1	18.6	(57.5)	223.6
Depreciation	—	194.9	6.6	0.6	—	202.1
Other operating items	—	699.5	—	—	—	699.5
Total operating costs	3.8	7,033.2	206.0	549.6	(176.3)	7,616.3
Operating profit (loss)	(3.8)	(43.2)	15.4	82.3	(22.7)	28.0
Interest expense	—	46.2	—	0.3	—	46.5
Interest and other income	—	(12.9)	13.7	38.1	(27.3)	11.6
Income (loss) before income taxes	(3.8)	(102.3)	29.1	120.1	(50.0)	(6.9)
Income tax provision (benefit)	(1.3)	(51.4)	10.2	40.3	(8.7)	(10.9)
Income (loss)	(2.5)	(50.9)	18.9	79.8	(41.3)	4.0
Equity in net income of subsidiaries	6.5	57.4	—	—	(63.9)	—
Net income	$4.0	$6.5	$18.9	$79.8	$(105.2)	$4.0

Condensed Statements of Operations
For the Year Ended December 31, 2007

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$6,536.6	$243.5	$424.6	$(201.7)	$7,003.0
Cost of products sold	0.1	5,515.6	210.7	321.8	(129.2)	5,919.0
Selling and administrative expenses	2.5	245.5	11.7	16.7	(52.9)	223.5
Depreciation	—	189.4	6.4	0.5	—	196.3
Other operating items	—	39.8	—	—	—	39.8
Total operating costs	2.6	5,990.3	228.8	339.0	(182.1)	6,378.6
Operating profit (loss)	(2.6)	546.3	14.7	85.6	(19.6)	624.4
Interest expense	—	67.7	—	1.4	0.8)	68.3
Interest and other income	—	18.5	21.3	41.0	(45.6)	35.2
Income (loss) before income taxes	(2.6)	497.1	36.0	125.2	(64.4)	591.3
Income tax provision (benefit)	(0.9)	174.5	12.6	42.9	(25.5)	203.6
Income (loss)	(1.7)	322.6	23.4	82.3	(38.9)	387.7
Equity in net income of subsidiaries	389.4	66.8	—	—	(456.2)	—
Net income	$387.7	$389.4	$23.4	$82.3	$(495.1)	$387.7

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in millions, except per share amounts)

Condensed Statements of Operations
For the Year Ended December 31, 2006

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$5,692.5	$235.6	$367.2	$(226.3)	$6,069.0
Cost of products sold	0.1	5,123.0	204.1	227.8	(102.3)	5,452.7
Selling and administrative expenses	2.0	226.1	11.3	13.7	(45.4)	207.7
Depreciation	—	186.7	6.6	0.7	—	194.0
Other operating items	—	149.0	—	—	—	149.0
Total operating costs	2.1	5,684.8	222.0	242.2	(147.7)	6,003.4
Operating profit (loss)	(2.1)	7.7	13.6	125.0	(78.6)	65.6
Interest expense	—	87.2	—	4.3	(2.4)	89.1
Interest and other income	—	(72.6)	2.0	33.0	58.0	20.4
Income (loss) before income taxes	(2.1)	(152.1)	15.6	153.7	(18.2)	(3.1)
Income tax provision (benefit)	—	(18.9)	—	3.8	—	(15.1)
Income (loss)	(2.1)	(133.2)	15.6	149.9	(18.2)	12.0
Equity in net income of subsidiaries	14.1	147.3	—	—	(161.4)	—
Net income	$12.0	$14.1	$15.6	$149.9	$(179.6)	$12.0

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in millions, except per share amounts)

Condensed Balance Sheets
As of December 31, 2008

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$548.6	$—	$14.1	$—	$562.7
Accounts receivable, net	—	394.7	19.5	57.2	(1.5)	469.9
Inventories, net	—	481.1	18.6	71.8	(4.7)	566.8
Deferred tax asset	—	333.0	—	—	—	333.0
Other current assets	0.1	69.4	0.3	0.6	—	70.4

Total Current Assets	0.1	1,826.8	38.4	143.7	(6.2)	2,002.8

Property, Plant and Equipment	—	5,179.8	89.5	12.8	—	5,282.1
Less accumulated depreciation	—	(3,170.6)	(41.0)	(9.2)	—	(3,220.8)
Property, plant and equipment, net	—	2,009.2	48.5	3.6	—	2,061.3

Other Assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	—	55.6
Investment in affiliates	(1,074.2)	1,074.2	40.1	960.9	(1,001.0)	—
Inter-company accounts	2,042.1	(2,800.2)	(33.5)	(281.9)	1,073.5	—
Other investments	—	27.3	—	23.1	—	50.4
Goodwill	—	—	32.8	4.3	—	37.1
Other intangible assets	—	—	0.3	—	—	0.3
Deferred tax asset	—	459.1	—	—	—	459.1
Other assets	—	15.2	—	0.2	—	15.4

TOTAL ASSETS	$968.0	$2,611.6	$182.2	$853.9	$66.3	$4,682.0

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$337.7	$2.1	$9.8	$(1.5)	$348.1
Accrued liabilities	—	221.3	2.8	8.9	—	233.0
Current portion of long-term debt	—	0.7	—	—	—	0.7
Pension and other postretirement benefit obligations	—	152.4	—	—	—	152.4

Total Current Liabilities	—	712.1	4.9	18.7	(1.5)	734.2

Non-current Liabilities:
Long-term debt	—	632.6	—	—	—	632.6
Pension and other postretirement benefit obligations	—	2,143.7	0.5	—	—	2,144.2
Other liabilities	—	197.4	—	3.0	2.6	203.0

Total Non-current Liabilities	—	2,973.7	0.5	3.0	2.6	2,979.8

TOTAL LIABILITIES	—	3,685.8	5.4	21.7	1.1	3,714.0
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	968.0	(1,074.2)	176.8	832.2	65.2	968.0
TOTAL LIABILITIES AND EQUITY	$968.0	$2,611.6	$182.2	$853.9	$66.3	$4,682.0

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in millions, except per share amounts)

Consolidated Statements of Cash Flows
For the Year Ended December 31, 2008

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
Cash flows from operating activities:
Net cash flows from operating activities	$(1.7)	$51.9	$27.6	$80.6	$(75.3)	$83.1
Cash flows from investing activities:
Capital investments	—	(211.5)	(2.5)	(0.5)	—	(214.5)
Purchase of investments	—	(12.1)	—	—	—	(12.1)
Proceeds from the sale of investments and property, plant and equipment	—	8.4	—	—	—	8.4
Other items, net	—	0.8	(0.1)	(0.3)	—	0.4
Net cash flows from investing activities	—	(214.4)	(2.6)	(0.8)	—	(217.8)

Cash flows from financing activities:
Principal payments on long-term debt	—	(26.9)	—	—	—	(26.9)
Proceeds from stock options	3.4	—	—	—	—	3.4
Purchase of treasury stock	(24.0)	—	—	—	—	(24.0)
Common stock dividends paid	(22.4)	—	(13.7)	(14.4)	28.1	(22.4)
Intercompany activity	44.8	(18.9)	(11.2)	(61.9)	47.2	—
Tax benefits from stock-based transactions	—	12.2	—	—	—	12.2
Advances from minority interest owner		45.5				45.5
Other items, net	(0.1)	0.2	(0.1)	(4.0)	—	(4.0)

Net cash flows from financing activities	1.7	12.1	(25.0)	(80.3)	75.3	(16.2)

Net increase in cash and cash equivalents	—	(150.4)	—	(0.5)	—	(150.9)
Cash and cash equivalents, beginning of year	—	699.0	—	14.6	—	713.6

Cash and cash equivalents, end of year	$—	$548.6	$—	$14.1	$—	562.7

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in millions, except per share amounts)

Consolidated Statements of Cash Flows
For the Year Ended December 31, 2007

	AK Holding	AK Steel	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Consolidated Company
Cash flows from operating activities:
Net cash flows from operating activities	$(1.3)	$51.7	$29.3	$636.0	$(12.8)	$702.9
Cash flows from investing activities:
Capital investments	—	(101.7)	(2.3)	(0.4)	—	(104.4)
Purchase of investment	—	(12.3)	—	—	—	(12.3)
Proceeds from the sale of investments and property, plant and equipment	—	0.3	—	—	—	0.3
Proceeds for draw on restricted funds for emission control expenditures	—	2.5	—	—	—	2.5
Proceeds from equity investment	—	—	27.4	27.4	(27.4)	27.4
Restricted cash to collateralize LOC	—	12.6	—	—	—	12.6
Other items, net	—	1.4	—	(0.5)	—	0.9
Net cash flows from investing activities	—	(97.2)	25.1	26.5	(27.4)	(73.0)

Cash flows from financing activities:
Principal payments on long-term debt	—	(450.0)	—	—	—	(450.0)
Proceeds from stock options	9.2	—	—	—	—	9.2
Purchase of treasury stock	(2.4)	—	—	—	—	(2.4)
Common stock dividends paid	—	—	(48.7)	(50.1)	98.8	—
Intercompany activity	(5.5)	676.5	(5.7)	(606.7)	(58.6)	—
Tax benefits from stock-based transactions	—	6.5	—	—	—	6.5
Fees related to new credit facility	—	(2.6)	—	—	—	(2.6)
Other items, net	—	3.6	—	—	—	3.6

Net cash flows from financing activities	1.3	234.0	(54.4)	(656.8)	40.2	(435.7)

Net increase in cash and cash equivalents	—	188.5	—	5.7	—	194.2
Cash and cash equivalents, beginning of year	—	510.5	—	8.9	—	519.4

Cash and cash equivalents, end of year	$—	$699.0	$—	$14.6	$—	713.6

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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

With the participation of management, the Company’s chief executive officer and its chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2008.  Based upon this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of December 31, 2008.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fourth quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are presented on the following pages.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934.  Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and include those policies and procedures that:

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, the Company’s management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment and those criteria, management has determined that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, which appears on the following page.

Dated:	February 24, 2009	/s/	JAMES L. WAINSCOTT
James L. Wainscott
Chairman of the Board, President
and Chief Executive Officer

Dated:	February 24, 2009	/s/	ALBERT E. FERRARA, Jr.
Albert E. Ferrara, Jr.
Vice President, Finance and
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
AK Steel Holding Corporation
West Chester, Ohio

We have audited the internal control over financial reporting of AK Steel Holding Corporation and subsidiaries (the “Company”) as of December 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated February 24, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to the Company’s adoption of the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on  January 1, 2007.

/s/ DELOITTE & TOUCHE LLP

Cincinnati, Ohio
February 24, 2009

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

Information with respect to the Company’s Executive Officers is set forth in Part I of this Annual Report pursuant to General Instruction G of Form 10-K.  The information required to be furnished pursuant to this item with respect to Directors of the Company will be set forth under the caption “Election of Directors” in the Company’s proxy statement (the “2009 Proxy Statement”) to be furnished to stockholders in connection with the solicitation of proxies by the Company’s Board of Directors for use at the Annual Meeting of Stockholders, and is incorporated herein by reference.

The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2009 Proxy Statement, and is incorporated herein by reference.

The information required to be furnished pursuant to this item with respect to the Audit Committee and the Audit Committee financial expert will be set forth under the caption “Committees of the Board of Directors” in the 2009 Proxy Statement, and is incorporated herein by reference.

The Company has adopted: a Code of Ethics covering its Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and other persons performing a similar function; a Code of Business Conduct and Ethics for Directors, Officers and Employees; and Corporate Governance Guidelines.  These documents, along with charters of its Audit, Compensation, and Nominating and Governance Committees, are posted on the Company’s website at www.aksteel.com.  These documents are also available in print by mailing a request to: Corporate Secretary, c/o AK Steel Holding Corporation, 9227 Centre Pointe Drive, West Chester, OH 45069.  Disclosures of amendments to or waivers with regard to the provisions of the Code of Ethics also will be posted on the Company’s website.

Item 11.	Executive Compensation.

The information required to be furnished pursuant to this item will be set forth under the caption “Executive Compensation” and in the Director Compensation Table and its accompanying narrative in the 2009 Proxy Statement, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required to be furnished pursuant to this item with respect to compensation plans under which equity securities of the Company are authorized for issuance will be set forth under the caption “Equity Compensation Plan Information” in the 2009 Proxy Statement, and is incorporated herein by reference.

Other information required to be furnished pursuant to this item will be set forth under the caption “Stock Ownership” in the 2009 Proxy Statement, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

None.

Item 14.	Principal Accounting Fees and Services.

The information required to be furnished pursuant to this item will be set forth under the caption “Principal Accounting Firm Fees” in the 2009 Proxy Statement, and is incorporated herein by reference.

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

3.2
By-laws of AK Steel Holding Corporation (incorporated herein by reference to Exhibit 3.1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on January 28, 2009).

3.3
Certificate of Designations, Preferences, Rights and Limitations of Series A Junior Preferred Stock (incorporated herein by reference to Exhibit 1 to AK Steel Holding Corporation’s Registration Statement on Form 8-A under the Securities Act of 1934, as filed with the Commission on February 5, 1996).

4.8
Indenture, dated as of June 11, 2002, among AK Steel Corporation, AK Steel Holding Corporation, as Guarantor, Douglas Dynamics, LLC, as Guarantor, and Fifth Third Bank (“2002 Indenture”) (incorporated herein by reference to Exhibit 4.1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on July 12, 2002).

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

10.7(a)
First Amendment to the Annual Management Incentive Plan (as amended and restated as of January 16, 2003) (incorporated herein by reference to Exhibit 10.7(a) to AK Steel Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Commission February 26, 2008).

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

10.9(a)
First Amendment dated July 18, 2008 to the Executive Minimum and Supplemental Retirement Plan (as amended and restated as of October 18, 2007), (incorporated herein by reference to Exhibit 10.1 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, as filed with the Commission on November 4, 2008).

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
10.13
Form of Executive Officer Severance Agreement as approved by the Board of Directors on July 14, 2004 – Version 1 (incorporated herein by reference to Exhibit 10.1 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Commission on November 4, 2004).

10.14
Form of Executive Officer Severance Agreement as approved by the Board of Directors on July 14, 2004 – Version 2 (incorporated herein by reference to Exhibit 10.2 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Commission on November 4, 2004).

10.15
Form of First Amendment to the AK Steel Holding Corporation Executive Officer Severance Agreement (incorporated herein by reference to Exhibit 10.7 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, as filed with the Commission on November 6, 2007).

10.16
Form of Executive Officer Change of Control Agreement as approved by the Board of Directors on July 14, 2004 – Version 1 (incorporated herein by reference to Exhibit 10.3 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Commission on November 4, 2004).

10.17
Form of Executive Officer Change of Control Agreement as approved by the Board of Directors on July 14, 2004 – Version 2 (incorporated herein by reference to Exhibit 10.4 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Commission on November 4, 2004).

10.18
Form of Executive Officer Change of Control Agreement as approved by the Board of Directors on July 14, 2004 – Version 3 (incorporated herein by reference to Exhibit 10.5 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Commission on November 4, 2004).

10.19
Form of Executive Officer Change of Control Agreement as approved by the Board of Directors on July 14, 2004 – Version 4 (incorporated herein by reference to Exhibit 10.6 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Commission on November 4, 2004).

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
10.23
Stock Incentive Plan as amended and restated as of October 16, 2008 (incorporated herein by reference to Exhibit 99.1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on October 21, 2008).

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

*11.1	Statement re: Computation of Per Share Earnings.

*12.1	Statement re: Computation of Ratio of Earnings to Combined Fixed Charges.

*12.2	Statement re: Computation of Ratio of Earnings to Fixed Charges.

*21.1	Subsidiaries of AK Steel Holding Corporation.

*23.1	Consent of Independent Registered Public Accounting Firm.

*23.2	Consent of Independent Auditor.

*31.1	Section 302 Certification of Chief Executive Officer.

*31.2	Section 302 Certification of Chief Financial Officer.

*32.1	Section 906 Certification of Chief Executive Officer.

*32.2	Section 906 Certification of Chief Financial Officer.

*99.1	Valuation and qualifying accounts for the years ended December 31, 2008, 2007 and 2006.

*99.2	Financial Statements of Combined Metals of Chicago, LLC for the years ended December 31, 2008, 2007 and 2006.

* Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in West Chester, Ohio, on February 24, 2009.

AK Steel Holding Corporation
(Registrant)

Dated:	February 24, 2009	/s/	ALBERT E. FERRARA, Jr.
Albert E. Ferrara, Jr.
Vice President, Finance and Chief Financial Officer

Dated:	February 24, 2009	/s/	ROGER K. NEWPORT
Roger K. Newport
Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James L. Wainscott	Chairman of the Board, President	February 24, 2009
James L. Wainscott	and Chief Executive Officer

/s/ Robert H. Jenkins	Lead Director	February 24, 2009
Robert H. Jenkins

/s/ Richard A. Abdoo	Director	February 24, 2009
Richard A. Abdoo

/s/ John S. Brinzo	Director	February 24, 2009
John S. Brinzo

/s/ Dennis C. Cuneo	Director	February 24, 2009
Dennis C. Cuneo

/s/ William K. Gerber	Director	February 24, 2009
William K. Gerber

/s/ Dr. Bonnie G. Hill	Director	February 24, 2009
Dr. Bonnie G. Hill

/s/ Daniel J. Meyer	Director	February 24, 2009
Daniel J. Meyer

/s/ Ralph S. Michael III	Director	February 24, 2009
Ralph S. Michael III

/s/ Shirley D. Peterson	Director	February 24, 2009
Shirley D. Peterson

/s/ Dr. James A. Thomson	Director	February 24, 2009
Dr. James A. Thomson