Form 10-Q
period 2009-03-31
AK STEEL HOLDING CORP
filed 2009-05-05
CIK 918160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
_________________________________

FORM 10-Q
_________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

109,276,326 shares of common stock
(as of May 1, 2009)

AK STEEL HOLDING CORPORATION

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

AK STEEL HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions)
	Three Months Ended
	March 31,
(unaudited)	2009	2008

Net sales	$922.2	$1,791.4

Cost of products sold (exclusive of items shown below)	923.0	1,513.2
Selling and administrative expenses	47.8	56.5
Depreciation	51.3	52.0

Total operating costs	1,022.1	1,621.7

Operating profit (loss)	(99.9)	169.7
Interest expense	10.2	11.7
Other income, net	2.3	5.4

Income (loss) before income taxes	(107.8)	163.4
Income tax provision (benefit)	(34.2)	62.4

Net income (loss)	(73.6)	101.0
Less: Net loss attributable to noncontrolling interests	0.2	0.1

Net income (loss) attributable to AK Steel Holding Corporation	$(73.4)	$101.1

Basic and diluted earnings per share:
Net income (loss) attributable to AK Steel Holding Corporation common stockholders	$(0.67)	$0.90

Common shares and common share equivalents outstanding (weighted average in millions):
Basic	109.8	111.4
Diluted	109.8	112.4

Dividends declared and paid per share	$0.05	$0.05

-----------------------------
See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions)
	March 31,	December 31,
(unaudited)	2009	2008
ASSETS

Current Assets:
Cash and cash equivalents	$462.0	$562.7
Accounts receivable, net	369.7	469.9
Inventory, net	526.4	566.8
Deferred tax asset	470.7	333.0
Other current assets	63.6	70.4
Total Current Assets	1,892.4	2,002.8
Property, Plant and Equipment	5,324.1	5,282.1
Less accumulated depreciation	(3,267.6)	(3,220.8)
Property, Plant and Equipment, net	2,056.5	2,061.3

Other Assets:
Investment in AFSG	55.6	55.6
Other investments	46.5	50.4
Goodwill	37.1	37.1
Other intangible assets	0.3	0.3
Deferred tax asset	350.8	459.1
Other non-current assets	14.4	15.4

TOTAL ASSETS	$4,453.6	$4,682.0

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$361.0	$348.1
Accrued liabilities	235.4	233.0
Current portion of long-term debt	0.7	0.7
Current portion of pension and other postretirement benefit obligations	149.7	152.4
Total Current Liabilities	746.8	734.2
Non-current Liabilities:
Long-term debt	609.4	632.6
Pension and other postretirement benefit obligations	2,028.4	2,144.2
Other non-current liabilities	215.4	200.3
Total Non-current Liabilities	2,853.2	2,977.1

TOTAL LIABILITIES	3,600.0	3,711.3

Stockholders’ Equity:
Preferred stock, authorized 25,000,000 shares	—	—
Common stock, authorized 200,000,000 shares of $.01 par value each; issued 2009, 121,761,731 shares, 2008, 121,105,429 shares; outstanding 2009, 109,277,239 shares, 2008, 110,394,774 shares	1.2	1.2
Additional paid-in capital	1,901.5	1,898.9
Treasury stock, common shares at cost, 2009, 12,484,492 shares; 2008, 10,710,655 shares	(162.2)	(150.8)
Accumulated deficit	(1,019.8)	(940.9)
Accumulated other comprehensive income	130.4	159.6
Total AK Steel Holding Corporation Stockholders’ Equity	851.1	968.0
Noncontrolling interest	2.5	2.7

TOTAL STOCKHOLDERS’ EQUITY	853.6	970.7

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,453.6	$4,682.0
-----------------------------
See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
	Three Months Ended
	March 31,
(unaudited)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(73.6)	$101.1
Depreciation	51.3	52.0
Amortization	3.3	2.9
Deferred income taxes	(13.8)	48.0
Pension contributions	(50.0)	(75.0)
Contribution to Middletown retirees VEBA	(65.0)	(468.0)
Pension and other postretirement benefit payments greater than expense	(19.0)	(28.1)
Working capital-Middletown Coke	1.0	—
Working capital	124.8	(36.6)
Other items, net	12.0	3.5
Net cash flows from operating activities	(29.0)	(400.2)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	(32.9)	(36.6)
Capital investments – Middletown Coke	(12.2)	—
Other items, net	0.4	0.1
Net cash flows from investing activities	(44.7)	(36.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of long-term debt	(19.9)	(0.1)
Proceeds from exercise of stock options	—	2.3
Purchase of treasury stock	(11.4)	(9.1)
Excess tax benefits from stock-based compensation	—	7.3
Common stock dividends	(5.5)	(5.6)
Advances from minority interest owner to Middletown Coke	11.2	—
Other items, net	(1.4)	0.6
Net cash flows from financing activities	(27.0)	(4.6)

Net decrease in cash and cash equivalents	(100.7)	(441.3)
Cash and cash equivalents, beginning of period	562.7	713.6
Cash and cash equivalents, end of period	$462.0	$272.3

Supplemental disclosure of cash flow information:
Net cash paid (received) during the period for:
Interest, net of capitalized interest	$1.4	$23.0
Income taxes	(27.0)	6.8

Supplemental disclosure of non-cash investing and financing activities —
Issuance of restricted common stock and restricted stock units	$4.0	$5.2

-----------------------------
See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise indicated)

NOTE 1 – Basis of Presentation

In the opinion of the management of AK Steel Holding Corporation (“AK Holding”) and AK Steel Corporation (“AK Steel”, and together with AK Holding, the “Company”), the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2009, the results of its operations for the three-month periods ended March 31, 2009 and 2008, and its cash flows for the three-month periods ended March 31, 2009 and 2008.  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2008.

NOTE 2 – Earnings and Dividends Per Share

	Three Months Ended
	March 31,
	2009	2008
Net income (loss)	$(73.4)	$101.1
Less: Distributed earnings to common stockholders	—	5.6
Undistributed earnings	$(73.4)	$95.5

Common stockholders earnings – basic:
Distributed earnings to common stockholders	$—	$5.6
Undistributed earnings to common stockholders	(73.4)	95.1
Common stockholders earnings – basic	$(73.4)	$100.7

Common stockholders earnings – diluted:
Distributed earnings to common stockholders	$—	$5.6
Undistributed earnings to common stockholders	(73.4)	95.5
Common stockholders earnings – diluted	$(73.4)	$101.1

Common shares outstanding (weighted average in millions):
Common shares outstanding for basic earnings per share	109.8	111.4
Effect of dilutive stock-based compensation	—	1.0
Common shares outstanding for diluted earnings per share	109.8	112.4

Basic earnings per share:
Distributed earnings	$—	$0.05
Undistributed earnings	(0.67)	0.85
Basic earnings per share	$(0.67)	$0.90

Diluted earnings per share:
Distributed earnings	$—	$0.05
Undistributed earnings	(0.67)	0.85
Diluted earnings per share	$(0.67)	$0.90

Potentially issuable common shares (in millions) excluded from earnings per share calculation due to anti-dilutive effect	1.1	—

Per Financial Accounting Standards Board (“FASB”) Staff Position EITF 03-6-1, "Determining Whether Instruments Granted in Share Based Payment Transactions Are Participating Securities”, beginning with the three-month period ending March 31, 2009, earnings per share (“EPS”) will be calculated utilizing the “two-class” method by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding during the period.  In applying the “two-class” method, undistributed earnings are allocated to both common shares and participating securities.   The restricted stock granted by AK Steel is entitled to dividends and meet the criteria of a participating security.

EPS for the three-month period ending March 31, 2008 was recalculated using the two-class method.  This caused basic EPS for the three-month period ending March 31, 2008 to be revised from $0.91 to $0.90.  Diluted EPS for the same period was reported as $0.90 and did not change as the result of the recalculation.

On January 27, 2009, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock, payable on March 10, 2009, to stockholders of record on February 13, 2009.  Also, on April 21, 2009, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock, payable on June 10, 2009, to stockholders of record on May 15, 2009.

NOTE 3 – Inventories

Inventories are valued at the lower of cost or market.  The cost of the majority of inventories is measured on the last in, first out (LIFO) method.  Other inventories are measured principally at average cost.

	March 31,	December 31,
	2009	2008
Finished and semi-finished	$829.7	$877.1
Raw materials	453.0	512.1
Total cost	1,282.7	1,389.2
Adjustment to state inventories at LIFO value	(756.3)	(822.4)
Net inventories	$526.4	$566.8

NOTE 4 – Pension and other postretirement benefits

Net periodic benefit costs for pension and other postretirement benefits were as follows:

	Three Months Ended
	March 31,
	2009	2008
Pension Benefits
Service cost	$1.2	$2.0
Interest cost	52.4	53.2
Expected return on assets	(44.6)	(60.4)
Amortization of prior service cost	1.0	1.1
Amortization of loss	4.5	4.3
Net periodic benefit cost	$14.5	$0.2

Other Postretirement Benefits
Service cost	$1.0	$1.1
Interest cost	13.8	24.0
Amortization of prior service credit	(19.7)	(14.3)
Amortization of loss	(0.9)	0.6
Net periodic benefit cost (income)	$(5.8)	$11.4

The increase in “Net periodic benefit cost” for Pension Benefits for the three months ended March 31, 2009 was principally caused by a decrease in the value of pension assets at the end of 2008 compared to the end of 2007, which resulted in a reduction in the associated calculation of expected return on assets.

The decrease in “Net periodic benefit cost” for Other Postretirement Benefits for the three months ended March 31, 2009 was primarily the result of the full effect of the March 2008 Settlement with a group of retirees from the Company’s Middletown Works.  Under terms of the Settlement, AK Steel transferred to a Voluntary Employees

Beneficiary Association trust (the “VEBA Trust”) all postretirement benefit obligations (the “OPEB Obligations”) owed to the Class Members.   See discussion of Middletown Works Retiree Healthcare Benefits Litigation in Note 9.

In the first quarter of 2008, the Company adopted the measurement date provisions of FASB Statement of Financial Accounting Standards No. 158, “Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“FAS 158”).  As a result, the Company recorded a $12.0 pre-tax charge to retained earnings and a $7.3 pre-tax charge to accumulated other comprehensive income to reflect the two months’ amount of other postretirement net periodic benefit cost that had been delayed as the result of the October 31 measurement date used in 2007.  In addition, the Company recorded a minimal charge to retained earnings and a $3.5 pre-tax increase to accumulated other comprehensive income to reflect the two months of pension net periodic benefit cost that had been delayed as the result of the October 31 measurement date.

The total projected future benefit obligation of the Company with respect to payments for healthcare benefits to the Company’s retirees is accounted for as “Pension and other postretirement benefit obligations” in the Company’s condensed consolidated balance sheets.  The net amount of the liability recognized by the Company, as of March 31, 2009, for future payment of such benefit obligations was approximately $0.9 billion, compared to nearly $1.0 billion at December 31, 2008.

NOTE 5 – Share-Based Compensation

AK Holding’s Stock Incentive Plan (the “SIP”) permits the granting of nonqualified stock option, restricted stock, performance share and restricted stock unit awards to directors, officers and key management employees of the Company.  These nonqualified option, restricted stock, performance share and restricted stock unit awards may be granted with respect to an aggregate maximum of 16 million shares through the period ending December 31, 2011.  The shares that are issued as the result of these grants are newly issued shares. The exercise price of each option may not be less than the market price of the Company’s common stock on the date of the grant.  Stock options have a maximum term of ten years and may not be exercised earlier than six months following the date of grant or such other term as may be specified in the award agreement. Stock options granted to officers and key managers vest and become exercisable in three equal installments on the first, second and third anniversary of the grant date. Stock options granted to directors vest and become exercisable after one year.  Performance shares vest after a three-year period.  The total number of performance shares issued will be based on the Company’s share performance compared to a prescribed compounded annual growth rate and the total share return compared to Standard and Poor’s 400 Mid Cap Index.  Restricted stock awards granted to officers and key managers on or prior to December 31, 2006, that are not yet fully vested were awarded on terms pursuant to which 25% of the shares covered by a restricted stock award vest two years after the date of the award and an additional 25% vest on the third, fourth and fifth anniversaries of the date of the award.  Restricted stock awards granted to officers and key managers after December 31, 2006 will vest ratably on the first, second and third anniversaries of the grant.  Until October 16, 2008, directors were granted restricted stock as the equity component of their compensation. On October 16, 2008, the Board of Directors amended the SIP to allow restricted stock units (“RSUs”) to be granted to non-employee Directors in lieu of restricted shares of common stock as the equity component of a Director’s compensation.  In addition, the Board of Directors permitted each Director a one-time election to convert all of his or her existing restricted stock to RSUs.  To the extent not so converted, restricted stock issued to a Director prior to October 16, 2008 vests at the end of the Director’s full tenure on the Board.  New grants of RSUs vest immediately upon grant, but are not settled (i.e., paid out) until one year after the date of the grant, unless deferred settlement is elected as described below.  RSUs resulting from converted restricted stock vest and will be settled as of the date of the 2009 Annual Meeting of the company’s stockholders, subject also to a deferred settlement election.  Directors have the option to defer settlement of their RSUs until six months following the date they complete their full tenure on the Board due to attainment of mandatory retirement age, the election by the stockholders of a replacement Director, or the Director’s death or disability.  If a Director elects this deferral option, he or she also may elect to take distribution of the shares upon settlement in a single distribution or in annual installments not to exceed fifteen years.

The Company’s calculation of fair value of the options is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2009	2008
Expected volatility	81.1% – 85.0%	53.9% – 56.5%
Weighted-average volatility	82.40%	55.47%
Expected term (in years)	2.8 – 6.3	2.9 – 7.3
Risk-free interest rate	1.05% – 1.84%	2.44% – 3.22%
Dividend yield	2.17%	0.55%

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

A summary of stock option activity under the Company’s share-based compensation plans for the three months ended March 31, 2009 is presented below:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2008	751,313	$17.12
Granted	366,366	9.16
Exercised	(2,750)	7.89
Cancelled	(14,876)	20.03

Outstanding at March 31, 2009	1,100,053	$14.45	7.8 yrs	$0.2

Expected to vest at March 31, 2009	493,029	$14.39	9.4 yrs	—

Exercisable at March 31, 2009	581,075	$14.51	6.3 yrs	$0.2

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2009 and 2008 was $5.10 and $17.46, respectively.  The total intrinsic value of options exercised during the three months ended March 31, 2009 and 2008, based upon the average market price during the period, was $0.0 and $12.3, respectively.  The following table summarizes information about stock options outstanding at March 31, 2009:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$3.05	to	$9.19	255,381	5.9 yrs.	$7.31	234,131	$7.23
$9.20	to	$13.64	351,684	9.6 yrs.	9.28	9,034	11.53
$13.65	to	$16.65	112,235	6.5 yrs.	14.77	111,168	14.77
$16.66	to	$18.07	244,753	7.2 yrs.	16.87	167,333	16.92
$18.08	to	$68.47	136,000	8.7 yrs.	36.61	59,409	36.39

The Company granted performance shares in the amounts of 543,089 and 174,750 for the three-month periods ended March 31, 2009 and 2008, respectively.  The three-year performance periods for these 2009 and 2008 grants end on December 31, 2011 and 2010, respectively.

The estimated pre-tax expense associated with share-based compensation for 2009 is $7.8, of which $2.0 ($1.3 after tax) was expensed in the three-month period ended March 31, 2009.  The share-based compensation expense taken includes expense for both nonqualified stock options and performance shares granted from the SIP.

A summary of the activity for non-vested restricted stock awards as of March 31, 2009 and changes during the three-month period is presented below.  There were no forfeitures during the period.
Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2008	598,508	$17.64
Granted	418,659	9.17
Vested	(240,229)	16.76
Cancelled	(24,140)	15.77
Outstanding at March 31, 2009	752,798	$13.26

Common stock compensation expense related to restricted stock awards granted under the Company’s SIP was $1.2 ($0.8 after tax) and $1.3 ($0.8 after tax) for the three-month periods ended March 31, 2009 and 2008, respectively.

As of March 31, 2009, there were $8.1 of total unrecognized compensation costs related to non-vested share-based compensation awards granted under the SIP.  Those costs are expected to be recognized over a weighted average period of 2.2 years.

NOTE 6 – Long-term Debt

During the first quarter of 2009, the Company repurchased $23.1 of its 7 3/4% senior notes due in 2012, with cash payments totaling $19.8.  In connection with these repurchases, the Company recorded non-cash, pre-tax gains of approximately $3.3.  The repurchases were funded from the Company’s existing cash balances.  The Company from time to time may continue to make cash repurchases of its outstanding senior notes though open market purchases, privately negotiated transactions or otherwise.  Such repurchases, if any, will depend upon whether any senior notes are offered to the Company by the holders, prevailing market conditions, the Company’s cash and liquidity position and needs, and other relevant factors.  The amounts involved in the repurchases may or may not be material.

NOTE 7 – Income Taxes

Income taxes recorded through March 31, 2009 have been estimated based on year-to-date income and projected results for the full year.  The amounts recorded reflect the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes standards for the recognition and measurement of tax positions taken or expected to be taken on a tax return.

The balance of unrecognized tax benefits at December 31, 2008 was $49.1.  For the three-month period ended March 31, 2009, the unrecognized tax benefits related to tax positions taken in prior periods increased by $4.8.  This increase related to income generated by foreign subsidiaries.  The portion of the increase in unrecognized tax benefits that will affect the effective tax rate is $4.8.  For 2009, it is estimated the Company will record an additional $1.1 of unrecognized tax benefits related to tax positions likely to be taken on tax returns to be filed for the current year with no affect on the effective tax rate.

The Company recognizes interest and penalties accrued related to uncertain tax positions as a component of income tax expense. Accrued interest and penalties are included in other non-current liabilities in the condensed consolidated balance sheets.  The balance of interest and penalties at December 31, 2008 was $7.3.  For the three-month period ended March 31, 2009, the Company recognized approximately $0.9 in interest and penalties.

Certain tax positions exist for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change within twelve months of March 31, 2009.  The Company has filed an appeal with taxing authorities to resolve a state tax issue related to the Company’s filing position for tax years prior to 2002.  The resolution of this issue, if concluded in the Company’s favor, is estimated to reduce related unrecognized tax benefits within the next twelve months by approximately $0.3 to $0.9.

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

NOTE 8 – Comprehensive Income (Loss)

Comprehensive income (loss), net of tax, is as follows:

	Three Months Ended
	March 31,
	2009	2008
Net income (loss)	$(73.4)	$101.1
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(1.4)	0.5
Derivative instrument hedges, mark to market:
Gain/(loss) arising in period	(21.6)	20.2
Reclass of (gain)/loss included in net income	4.2	0.8
Unrealized holding loss on securities	(1.4)	(0.7)
Pension and other postretirement benefit adjustment	(9.0)	169.4

Comprehensive income (loss)	$(102.6)	$291.3

A deferred tax rate of approximately 38.0% was applied to derivative instrument hedges, unrealized gains and losses and the pension and other postretirement benefit adjustment.

Accumulated other comprehensive income, net of tax, is as follows:

	March 31,	December 31,
	2009	2008
Foreign currency translation	$1.9	$3.3
Derivative instrument hedges	(46.4)	(29.0)
Unrealized loss on investments	(5.3)	(3.9)
Employee benefit liability	180.2	189.2
Accumulated other comprehensive income	$130.4	$159.6

NOTE 9 – Environmental and Legal Contingencies

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

AK Steel and its predecessors have been conducting steel manufacturing and related operations since the year 1900.  Although the Company believes its operating practices have been consistent with prevailing industry standards during this time, hazardous materials may have been released in the past at one or more operating sites or third party sites, including operating sites that the Company no longer owns.  The Company has estimated potential remediation expenditures for those sites where future remediation efforts are probable based on identified conditions, regulatory requirements or contractual obligations arising from the sale of a business or facility.  At March 31, 2009, the Company had recorded $17.8 in accrued liabilities and $40.3 in other non-current liabilities on its condensed consolidated balance sheets for estimated probable costs relating to environmental matters.  The comparable balances recorded by the Company at December 31, 2008 were $16.5 in accrued liabilities and $40.8 in other non-current liabilities.  In general, the material components of these accruals include the costs associated with investigations, delineations, risk assessments, remedial work, governmental response and oversight costs, site monitoring, and preparation of reports to the appropriate environmental agencies.  The ultimate costs to the Company with respect to each site cannot be predicted with certainty because of the evolving nature of the investigation and remediation process.  Rather, to develop the estimates of the probable costs, the Company must make certain assumptions.

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

As previously reported, on July 27, 2001, AK Steel received a Special Notice Letter from the EPA requesting that AK Steel agree to conduct a Remedial Investigation/Feasibility Study (“RI/FS”) and enter into an administrative order on consent pursuant to Section 122 of CERCLA regarding the former Hamilton Plant located in New Miami, Ohio.  The Hamilton Plant no longer exists.  It ceased operations in 1990, and all of its former structures have been demolished and removed.  Although AK Steel did not believe that a site-wide RI/FS was necessary or appropriate, in April 2002, it entered into a mutually agreed-upon administrative order on consent to perform such an investigation and study of the Hamilton Plant site.  The site-wide RI has been submitted.  The FS is projected to be completed in 2010.  AK Steel currently has accrued $0.7 for the remaining cost of the RI/FS.  Until the RI is approved and the FS is completed, AK Steel cannot reliably estimate the additional costs, if any, associated with any potentially required remediation of the site or the timeframe during which these potential costs would be incurred.

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

On November 26, 2004, Ohio EPA issued a Notice of Violation (“NOV”) for alleged waste violations associated with an acid leak at AK Steel’s Coshocton Works.  In November 2007, Ohio EPA and AK Steel reached an agreement to resolve this NOV.  Pursuant to that agreement, AK Steel implemented an inspection program, initiated an investigation of the area where the acid leak occurred, submitted a closure plan, and upon approval from Ohio EPA, will implement that closure plan.  Also, as part of the agreement, AK Steel paid a civil penalty of twenty-eight thousand dollars and funded a supplemental environmental project in the amount of seven thousand dollars.  Until the investigation is completed and a closure plan is approved, AK Steel cannot reliably estimate the costs associated with closure or the timeframe during which the closure costs will be incurred.

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

AK Steel is negotiating with the Pennsylvania Department of Environmental Protection (“PADEP”) to resolve an alleged, unpermitted discharge of wastewater from the closed Hillside Landfill at the former Ambridge Works.  AK Steel believes it will reach a settlement in this matter that will not have a material financial impact on AK Steel, but cannot be certain that a settlement will be reached.  AK Steel will vigorously contest any claims which cannot be resolved through a settlement.  If a settlement is reached, the Company cannot reliably estimate at this time how long it will take to reach such a settlement or what its terms might be.  AK Steel anticipates, however, that the cost to resolve this matter will be approximately $2.8 in capital costs and $1.4 in expenses, including any potential civil penalties associated with this site.  The Company has accrued the $1.4 for anticipated expenses associated with this matter.

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

On June 26, 2002, seventeen individuals filed a purported class action against AK Steel in the United States District Court for the Southern District of Ohio, Case No. C-1-02-467.  As subsequently amended, the complaint alleges that AK Steel discriminates against African-Americans in its hiring practices and that AK Steel discriminates against all of its employees by preventing its employees from working in a racially integrated environment free from racial discrimination.  The named plaintiffs seek various forms of declaratory, injunctive and unspecified monetary relief (including back pay, front pay, lost benefits, lost seniority and punitive damages) for themselves and unsuccessful African-American candidates for employment at AK Steel.  On January 19, 2007, the Court conditionally certified two subclasses of unsuccessful African-American candidates.  On January 14, 2008, AK Steel filed motions for summary judgment on all claims.  On April 9, 2008, the Court granted AK Steel’s motion for summary judgment with respect to the disparate treatment claims of four of the named plaintiffs and those claims have been dismissed with prejudice.  In addition, the claims of several other plaintiffs were dismissed for various reasons, leaving a total of six plaintiffs, including five with claims as class representatives and one with an individual claim.  On May 29, 2008, AK Steel reached a settlement (the “Bert Settlement”) with the class representatives (on behalf of themselves and the entire classes) and the one remaining plaintiff whose individual claim was not dismissed.  The Bert Settlement was subject to court approval.  On July 8, 2008, the court issued an order giving preliminary approval of the Bert Settlement and scheduling a hearing (the “Fairness Hearing”) on final approval for October 21, 2008.  On October 21, 2008, the Court held the Fairness Hearing and, having received no timely objections, approved the Bert Settlement on October 23, 2008.  Under the terms of the Bert Settlement, AK Steel will no longer use the pre-employment test at issue in the litigation, and will have pre-employment tests used at its Middletown Works and Ashland Works validated by an expert agreed to by the parties.  The judgment dismissing all claims covered by the Bert Settlement became final (i.e., not subject to any appeals) on December 3, 2008.   Accordingly, AK Steel paid ten thousand dollars to each of five class representatives and to the one remaining individual plaintiff and paid $0.75 to class counsel in attorney’s fees.  AK Steel further will contribute the amount of three thousand four hundred dollars for each class member who files a timely proof of claim to a common fund to be distributed by class counsel.  There are an estimated 154 class members.  Class members had until February 2, 2009, to return their proof of claim.  As of that date, 46 class members had filed a proof of claim.  Accordingly, AK Steel has paid approximately $0.16 into a fund to be submitted to class members who filed a proof of claim.  Under the terms of the Settlement Agreement, the Court must approve the methodology for determining the amount distributed from that fund to each class member who filed a proof of claim.  On April 30, 2009, the Court approved that methodology and directed that the payments be made as soon as practicable.  Under the terms of the Settlement Agreement, AK Steel has no obligation to make any further payments to class members or their counsel.

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

As previously reported, on January 2, 2002, John D. West, a former employee, filed a purported class action in the United States District Court for the Southern District of Ohio against the AK Steel Corporation Retirement Accumulation Pension Plan, or AK RAPP, and the AK Steel Corporation Benefit Plans Administrative Committee.  Mr. West claims that the method used under the AK RAPP to determine lump sum distributions does not comply with the Employment Retirement Income Security Act of 1974 (“ERISA”) and resulted in underpayment of benefits to him and the other class members.  The District Court ruled in favor of the plaintiff class and on March 29, 2006 entered an amended final judgment against the defendants in the amount of $37.6 in damages and $7.3 in prejudgment interest, for a total of approximately $44.9, with post judgment interest accruing at the rate of 4.7% per annum until paid.  The defendants appealed to the United States Court of Appeals for the Sixth Circuit.  On April 20, 2007, a panel of the Court of Appeals issued an opinion in which it affirmed the decision of the District Court.  On November 16, 2007, defendants filed a petition for certiorari with the Supreme Court of the United States.  On January 12, 2009, the Supreme Court rejected the defendants’ petition, leaving intact the decisions of the courts below.  On January 29, 2009, plaintiffs filed a motion for an order to determine the manner of satisfying the judgment.  On March 25, 2009, the Court entered an agreed order granting that motion.  Pursuant to that agreed order, on April 1, 2009 defendants paid the sum of approximately $51.5 into a court-approved interest bearing account. The funds used to make this payment were from the AK Steel Master Pension Trust.  The payment ends defendants’ liability to the class members pursuant to the judgment in this matter, including with respect to interest which accrues on the judgment.  It does not resolve defendants’ liability with respect to a claim for attorneys’ fees by plaintiffs’ counsel.  On April 2, 2009 plaintiffs’ counsel filed two motions seeking awards of attorneys’ fees.  The first motion seeks a statutory award of fees in the approximate amount of $1.9 which would be paid by defendants if the motion is granted.  The second motion seeks a separate award of fees in the amount of 28% of the funds paid into court which would be paid out of those funds if the motion is granted.  The defendants have not yet responded to these motions, but they intend to contest them vigorously.

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

On December 12, 2007, two individuals filed a purported class action against AK Holding, AK Steel, Anthem Insurance Companies, Inc. (“Anthem”), and others in the United States District Court for the Southern District of Ohio, Case No. 1:07-cv-01002.  The complaint alleges that the plaintiffs are entitled to compensation arising from the demutualization of Anthem in 2001.  On March 20, 2008, AK Holding and AK Steel filed their answer to the complaint.  On January 16, 2009, AK Holding and AK Steel filed a joint motion for summary judgment with respect to all claims set forth in the Complaint.  On March 24, 2009, a stipulation of dismissal with prejudice was filed with the Court, ending this litigation.  No payment or other commitment was made by defendants to plaintiffs or their counsel in connection with such dismissal or otherwise relating to this litigation.

In September and October, 2008, several companies filed purported class actions in the United States District Court for the Northern District of Illinois, against nine steel manufacturers, including AK Holding.  The Case Nos. for these actions are 08CV5214, 08CV5371, 08CV5468, 08CV5633, 08CV5700, 08CV5942 and 08CV6197.  The plaintiffs are companies which claim to have purchased steel products from one or more of the defendants and they purport to file the actions on behalf of all persons and entities who purchased steel products for delivery or pickup in the United States from any of the named defendants at any time from at least as early as January 2005 to the present. The complaints allege that the defendant steel producers have conspired to restrict output and to fix, raise, stabilize and maintain artificially high prices with respect to steel products in the United States.  On January 2, 2009, the defendants filed motions to dismiss all of the claims set forth in the Complaints.  Oral arguments on the motions to dismiss were presented to the court on February 26, 2009.  Those motions remain pending.  Discovery has not yet commenced and no trial date has been set.  AK Holding intends to contest this matter vigorously.

On January 28, 2009, the City of Monroe, Ohio (“Monroe”) filed an action in the United States District Court for the Southern District of Ohio against Middletown Coke Company, Inc. and SunCoke Energy, Inc., Case No. 1-09-CV-63.   The complaint purports to be filed pursuant to Section 304(a)(3) of the Clean Air Act (“CAA”), 42 U.S.C. § 7604(a)(3), and seeks injunctive relief, civil penalties, attorney fees, and other relief to prevent the construction of a new cokemaking facility on property adjacent to the Company’s Middletown Works.   The coke produced by the facility would be used by the Middletown Works.  See discussion of SunCoke contract in Note 12.  The Complaint alleges that the new facility will be a stationary source of air pollution without a permit issued under the New Source Review program of the CAA, including its Prevention of Significant Deterioration and Nonattainment New Source Review requirements.  On February 23, 2009, Monroe also filed a motion for a preliminary injunction seeking to prevent construction of the cokemaking facility.  On February 27, 2009, the defendants filed a motion to dismiss, or in the alternative to stay, the action pending final resolution of appeals to the Ohio Environmental Review Appeals Commission (“ERAC”) by Monroe and others of a Permit to Install the cokemaking facility issued by the Ohio Environmental Protection Agency, Case Nos. 096256, 096265 and 096268-096285, consolidated.  In March, 2009, AK Steel became a party to both the pending federal action and the pending appeals to the Ohio ERAC for the purpose of supporting the issuance of the permit to install and opposing the efforts by Monroe and others to prevent construction of the facility.  The above-referenced motions remain pending and discovery has commenced in both proceedings.  No trial date has been set in the pending federal action.   A final hearing has been scheduled for February 1, 2010 in the ERAC appeals.  AK Steel intends to contest both matters vigorously.

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

The Class Members were given the opportunity to object to the Settlement in writing and, if they so objected in writing, to oppose it orally at the Fairness Hearing.  A group of retirees did file objections.  The Fairness Hearing was conducted on February 12-13, 2008.  The objecting retirees were represented by counsel at the Fairness Hearing and did oppose the Settlement.  On February 21, 2008, the Court issued a written decision approving the Settlement.  The final judgment (the “Judgment”) formally approving the Settlement was entered on February 29, 2008.  The Settlement became effective on that date.  The Class Members who opposed the Settlement filed appeals from the Judgment to the United States Court of Appeals for the Sixth Circuit, Case Nos. 08-3166 and 08-3354.  On April 7, 2009, the Court of Appeals issued an opinion in which it affirmed the decision of the trial court to approve the Settlement.  Under the applicable rules, the Class Members who opposed the Settlement have up to ninety days to seek review of that opinion.  AK Steel has no reason to believe that such review will be sought, but the judgment approving  the Settlement will not become final and no longer subject to appeal until that ninety-day period has expired without a motion or petition seeking further review having been filed.

Under terms of the Settlement, AK Steel has transferred to a Voluntary Employees Beneficiary Association trust (the “VEBA Trust”) all postretirement benefit obligations (the “OPEB Obligations”) owed to the Class Members under the Company’s applicable health and welfare plans and will have no further liability for any claims incurred by the Class Members after the effective date of the Settlement relating to their OPEB Obligations.  The VEBA Trust will be utilized to fund the future OPEB Obligations to the Class Members.  Under the terms of the Settlement, AK Steel was obligated to initially fund the VEBA Trust with a contribution of $468.0 in cash within two business days of the effective date of the Settlement.  AK Steel made this contribution on March 4, 2008.  AK Steel further is obligated under the Settlement to make three subsequent annual cash contributions of $65.0 each, for a total contribution of $663.0.  On March 3, 2009, AK Steel made the first of these three annual cash contribution of $65.0, leaving AK Steel obligated to make two more annual cash contributions of $65.0 each.  As explained further below, because the appeal was pending at the time of this first annual payment, the payment was made into an escrow account.

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

Once the Settlement becomes final and no longer subject to appeal, the Company’s only remaining liability with respect to the OPEB Obligations to the Class Members will be to contribute whatever portion of the $663.0 due to the VEBA Trust that has not yet been paid at that time.  At the time of the Fairness Hearing, the Company’s total OPEB liability for all of its retirees was approximately $2.0 billion.  Of that amount, approximately $1.0 billion was attributable to the Class Members.  Immediately following the Judgment approving the Settlement, the Company’s total OPEB liability was reduced by approximately $339.1.  This reduction in the Company’s OPEB liability is being treated as a negative plan amendment and amortized as a reduction to net periodic benefit cost over approximately eleven years.  This negative plan amendment will result in an annual net periodic benefit cost reduction of approximately $30.0 in addition to the lower interest costs associated with the lower OPEB liability.  Upon payment on March 4, 2008 of the initial $468.0 contribution by AK Steel to the VEBA Trust in accordance with the terms of the Settlement, the Company’s total OPEB liability was reduced further to approximately $1.1 billion.  The Company’s total OPEB liability was further reduced by the $65.0 payment made by the Company on March 3, 2009.  The Company’s total OPEB liability will be reduced further by the amount of each subsequent annual $65.0 payment.  In total, it is expected that the $663.0 Settlement with the Class Members, if the Judgment becomes final, ultimately will reduce the Company’s total OPEB liability by approximately $1.0 billion.

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

NOTE 10 – Fair Value Measurements

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

The following fair value table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2009.  There were no valuations using Level 3 inputs.

	Level 1	Level 2	Total
Assets:
Available for sale investments–
Marketable equity securities (1)	$20.9	$—	$20.9
Commodity hedge contracts (2)	—	0.2	0.2
Assets measured at fair value at March 31, 2009	$20.9	$0.2	$21.1

Liabilities (3):
Foreign exchange contracts	$—	$0.6	$0.6
Commodity hedge contracts	—	68.7	68.7
Liabilities measured at fair value at March 31, 2009	$—	$69.3	$69.3

(1) Held in a trust and included in Other investments on the Condensed Consolidated Balance Sheet.
(2) Included in Accounts receivable, net on the Condensed Consolidated Balance Sheet.
(3) Included in Accrued liabilities and Other noncurrent liabilities on the Condensed Consolidated Balance Sheet.

NOTE 11 – Investments in an Unrealized Loss Position

The Company has investments for a nonqualified pension plan with fair values at March 31, 2009 less than cost.  The investments are in four mutual funds representing the S&P 500 index, the Russell 1000 Value index, the Russell 1000 Growth index, and the EAFE index.  The funds have suffered significant declines starting in the second half of 2008 and continuing through the first quarter of 2009, consistent with the significant downturn in the equities markets that occurred during that period. The Company evaluated past periods of market declines and the related periods of recovery.  The investments in index funds represent broad asset categories designed to track macro economic conditions.  The Company believes that the current macro economic conditions are temporary and that its investments in the above-referenced funds will recover to levels higher than cost within a reasonable period of time.  The Company has no short term cash requirements for these investments and has no intentions of liquidating them before a period of time sufficient for the markets to recover.  Based on this market evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a recovery of fair value, the Company does not consider those investments to be other than temporarily impaired at March 31, 2009.

INVESTMENTS IN AN UNREALIZED LOSS POSITION
At March 31, 2009

	Loss Position		Loss Position		Loss Position
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Investment
Marketable Equity Securities	$8.1	$4.3	$5.7	$4.2	$13.8	$8.5

NOTE 12 – Variable Interest Entity

In the first quarter of 2008, the Company’s Board of Directors approved a 20-year supply contract with Middletown Coke Company, Inc. (“Middletown Coke”), an affiliate of SunCoke Energy, Inc. (“SunCoke”), to provide the Company with metallurgical-grade coke and electrical power.  The coke and power will come from a new facility to be constructed, owned and operated by Middletown Coke adjacent to the Company’s Middletown Works.  The proposed new facility is expected to produce about 550,000 tons of coke and 50 megawatts of electrical power annually.  The anticipated cost to build the facility is approximately $340.0.  Under the agreement, the Company will purchase all of the coke and electrical power generated from the new plant for at least 20 years, helping the Company achieve its goal of more fully integrating its raw material supply and providing about 25% of the power requirements of Middletown Works.  The agreement is contingent upon, among other conditions, Middletown Coke receiving all necessary local, state and federal approvals and permits, as well as available economic incentives, to build and operate the proposed new facility.  There are no plans to idle any existing cokemaking capacity if the proposed SunCoke project is consummated.  Even though the Company has no ownership interest in Middletown Coke, the expected production from the facility is completely committed to the Company.  As such, Middletown Coke is deemed to be a variable interest entity and the financial results of Middletown Coke are required to be consolidated with the results of the Company as directed by FASB Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities.  At March 31, 2009, Middletown Coke had added approximately $56.7 in assets net of current liabilities and $56.7 in other liabilities to the Company’s condensed consolidated balance sheets.  See discussion of Monroe litigation in Note 9.

NOTE 13 –Disclosures About Derivative Instruments and Hedging Activities

In the ordinary course of business, the Company is exposed to market risk for price fluctuations of raw materials and energy sources.  The Company uses cash settled commodity price swaps and/or options to hedge the market risk associated with nickel, aluminum, zinc and natural gas.  The Company is also subject to risks of exchange rate fluctuations on a portion of inter-company receivables that are denominated in foreign currencies.  The Company occasionally uses forward currency contracts to manage exposures to certain of these currency price fluctuations.  As of March 31, 2009, the Company had entered into forward currency contracts in the amount of 18,800,000 euros.

The Company uses cash settled commodity price swaps and/or options to hedge the market risk associated with the purchase of certain of its raw materials and energy requirements.  Such hedges routinely are used with respect to a portion of the Company’s natural gas and nickel requirements and are sometimes used with respect to its aluminum and zinc requirements.  The Company’s hedging strategy is designed to protect it against normal volatility.  However, abnormal price increases in any of these commodity markets could negatively impact operating costs.  The effective portion of the gains and losses from the use of these instruments for natural gas are deferred in accumulated other comprehensive income on the condensed consolidated balance sheets and recognized into cost of products sold in the same period as the underlying transaction.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.  All other commodity price swaps and options are marked to market and recognized into cost of products sold with the offset recognized as other current assets or other accrued liabilities.

SFAS No. 133 requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position.  In accordance with SFAS No. 133, the Company designates commodity price swaps and options as cash flow hedges of forecasted purchases of raw materials and energy sources.

Existing commodity hedges at March 31, 2009 have settlement dates ranging from April 2009 to December 2010.  The amount of the existing losses expected to be reclassified into earnings with the next twelve months is $38.3.

As of March 31, 2009 the Company had the following outstanding commodity price swaps and/or options that were entered into to hedge forecasted purchases.

Commodity	Amount
Nickel	1,197,321 lbs
Aluminum	1,309,000 lbs
Zinc	4,475,000 lbs
Natural Gas	17,250,000 MMBTU’s

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets
as of March 31, 2009

	Balance Sheet Location	Asset Fair Value	Liability Fair Value
Derivatives designated as hedging instruments
Commodity contracts	Accrued liabilities	$—	$57.8
Commodity contracts	Other non-current liabilities	—	9.5
Total derivatives designated as hedging instruments		$—	$67.3

Derivatives not designated as hedging instruments
Foreign exchange contracts	Accrued liabilities		$0.6
Commodity contracts	Other current assets	$0.2	—
Commodity contracts	Accrued liabilities	—	1.3
Commodity contracts	Other non-current liabilities	—	0.1
Total derivatives not designated as hedging instruments		$0.2	$2.0

Total derivatives		$0.2	$69.3

Table reflects derivative classification under FAS 133

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations
for the three months ended March 31, 2009

DERIVATIVES IN FAS 133 CASH FLOW HEDGING RELATIONSHIPS:
Commodity Contracts	Gain (Loss)
Amount recognized in OCI	$(21.6)
Amount reclassified from accumulated OCI into cost of products sold (effective portion)	(4.2)
Amount recognized in cost of products sold (ineffective portion and amount excluded from effectiveness testing)	(0.2)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS UNDER FAS 133:
Foreign Exchange Contracts
Amount recognized in other income, net	0.8

Commodity Contracts
Amount recognized in cost of products sold	(0.4)

NOTE 14 – Subsequent Event

On April 30, 2009, Chrysler filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code to reorganize its business.  At the time of its filing, Chrysler owed the Company approximately $7.2 for products shipped prior to the date of the filing.   Of those total receivables, approximately $0.4 are expected to be paid pursuant to the government-backed Auto Supplier Support Program (the “Program”) within the next several days, subject to a 3% discount from their face value.  Approximately $3.6 of the remaining unpaid receivables relate to goods received by Chrysler within 20 days preceding its bankruptcy filing.  The Company’s claim for the value of such goods thus is expected to receive an administrative priority under applicable bankruptcy rules.  Therefore, to the extent the Chrysler receivables are not paid through the Program, a portion of them still may be paid as an administrative claim during the bankruptcy proceeding.  The timing and extent of such administrative priority payments, if any, will depend upon whether the Chrysler bankruptcy estate is administratively solvent and whether its reorganization plan is approved.  In addition, Chrysler has filed a motion in the bankruptcy court seeking approval to continue the Program and to pay pre-petition claims of its “essential suppliers.”  Some or all of the Company’s remaining pre-petition accounts receivables from Chrysler may be paid in the near term pursuant to that motion or later through the ordinary bankruptcy claims process.

NOTE 15 – Reclassifications and Restatements

Certain amounts in prior year financial statements have been reclassified to reflect the reporting requirements of Financial Accounting Standard No. 160, “Noncontrolling Interests in Consolidated Financial Statements”.

Earnings per share has been restated in prior periods in conformity with FASB Staff Position No. EITF 03-6-1, "Determining Whether Instruments Granted in Share Based Payment Transactions Are Participating Securities”.

NOTE 16 – New Accounting Pronouncements

Effective with the 2009 Form 10-K, the Company will amend its disclosure relating to postretirement benefit plan assets in compliance with FASB 132(R)-1, “Employers Disclosures about Postretirement Benefit Plan Assets”.  The disclosure will include discussion on:

● Investment policies and strategies
● Categories of plan assets
● Fair value measurements of plan assets
● Significant concentrations of risk

NOTE 17 – Supplemental Guarantor Information

AK Holding, along with AK Tube, LLC and AK Steel Investments Inc. (the “Guarantor Subsidiaries”) fully and unconditionally, jointly and severally guarantee the payment of interest, principal and premium, if any, on AK Steel’s 7 3/4% Senior Notes due in 2012.  AK Tube, LLC is owned 100% by AKS Investments Inc. and AKS Investments Inc. is 100% owned by AK Steel.  AK Steel is 100% owned by AK Holding.  The Company has determined that full financial statements and other disclosures concerning AK Holding and the Guarantor Subsidiaries are not required to be presented.  The presentation of the supplemental guarantor information reflects all investments in subsidiaries under the equity method.  Net income (loss) of the subsidiaries accounted for under the equity method is therefore reflected in their parents’ investment accounts.  The principal elimination entries eliminate investments in subsidiaries and inter-company balances and transactions.  The following supplemental condensed consolidating financial statements present information about AK Holding, AK Steel, the Guarantor Subsidiaries and the Other Subsidiaries.  The Other Subsidiaries are not guarantors of the above notes.

Condensed Statements of Operations
For the Three Month Ended March 31, 2009

	AK Holding	AK Steel	Guarantor Subsidiaries	Other	Eliminations	Consolidated Company
Net sales	$—	$823.8	$32.2	$90.3	$(24.1)	$922.2
Cost of products sold	—	827.0	30.6	81.0	(15.6)	923.0
Selling and administrative expenses	1.1	47.6	2.5	3.9	(7.3)	47.8
Depreciation	—	49.5	1.7	0.1	—	51.3
Total operating costs	1.1	924.1	34.8	85.0	(22.9)	1,022.1

Operating profit (loss)	(1.1)	(100.3)	(2.6)	5.3	(1.2)	(99.9)
Interest expense	—	10.2	—	—	—	10.2
Other income (expense)	—	1.2	—	1.1	—	2.3
Income (loss) before income taxes	(1.1)	(109.3)	(2.6)	6.4	(1.2)	(107.8)
Income tax provision (benefit)	(0.4)	(35.3)	(0.9)	2.5	(0.1)	(34.2)
Income (loss) from continuing operations	(0.7)	(74.0)	(1.7)	3.9	(1.1)	(73.6)
Less: income (loss) attributable to noncontrolling interests	—	—	—	0.2	—	0.2
Income (loss) attributable to AK Steel Holding Corporation	(0.7)	(74.0)	(1.7)	4.1	(1.1)	(73.4)
Equity in net income of subsidiaries	(72.7)	1.3	—	—	71.4	—
Net income (loss) attributable to AK Steel Holding Corporation	$(73.4)	$(72.7)	$(1.7)	$4.1	$70.3	$(73.4)

Condensed Statements of Operations
For the Three Months Ended March 31, 2008

	AK Holding	AK Steel	Guarantor Subsidiaries	Other	Eliminations	Consolidated Company
Net sales	$—	$1,658.5	$57.4	$127.9	$(52.4)	$1,791.4
Cost of products sold	—	1,408.1	49.9	103.5	(48.3)	1,513.2
Selling and administrative expenses	0.8	61.8	3.1	4.3	(13.5)	56.5
Depreciation	—	50.2	1.7	0.1	—	52.0
Total operating costs	0.8	1,520.1	54.7	107.9	(61.8)	1,621.7

Operating profit (loss)	(0.8)	138.4	2.7	20.0	9.4	169.7
Interest expense	—	11.7	—	—	—	11.7
Other income (expense)	—	(4.0)	3.7	13.0	(7.3)	5.4
Income (loss) before income taxes	(0.8)	122.7	6.4	33.0	2.1	163.4
Income tax provision (benefit)	(0.3)	52.2	2.3	10.9	(2.7)	62.4
Income (loss) from continuing operations	(0.5)	70.5	4.1	22.1	4.8	101.0
Less: income (loss) attributable to noncontrolling interests	—	—	—	0.1	—	0.1
Income (loss) attributable to AK Steel Holding Corporation	(0.5)	70.5	4.1	22.2	4.8	101.1
Equity in net income of subsidiaries	101.6	31.1	—	—	(132.7)	—
Net income (loss) attributable to AK Steel Holding Corporation	$101.1	$101.6	$4.1	$22.2	$(127.9)	$101.1

Condensed Balance Sheets
As of March 31, 2009

	AK Holding	AK Steel	Guarantor Subsidiaries	Other	Eliminations	Consolidated Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$446.4	$—	$15.6	$—	$462.0
Accounts receivable, net	—	310.5	16.9	42.7	(0.4)	369.7
Inventories, net	—	453.1	17.1	66.3	(10.1)	526.4
Deferred tax asset	—	470.7	—	—	—	470.7
Other current assets	0.2	62.2	0.5	0.7	—	63.6
Total Current Assets	0.2	1,742.9	34.5	125.3	(10.5)	1,892.4
Property, Plant and Equipment	—	5,161.6	89.6	72.9	—	5,324.1
Less accumulated depreciation	—	(3,215.6)	(42.7)	(9.3)	—	(3,267.6)
Property, Plant and Equipment, Net	—	1,946.0	46.9	63.6	—	2,056.5
Other Assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	—	55.6
Investment in affiliates	(1,228.2)	1,228.2	40.1	969.8	(1,009.9)	—
Inter-company accounts	2,079.1	(3,013.8)	(31.0)	(273.6)	1,239.3	—
Other investments	—	25.1	—	21.4	—	46.5
Goodwill	—	—	32.9	4.2	—	37.1
Other intangible assets	—	—	0.3	—	—	0.3
Deferred tax asset	—	350.8	—	—	—	350.8
Other non-current assets	—	14.2	—	0.2	—	14.4
TOTAL ASSETS	$851.1	$2,293.4	$179.3	$910.9	$218.9	$4,453.6

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$349.7	$2.6	$9.1	$(0.4)	$361.0
Accrued liabilities	—	228.4	1.9	5.1	—	235.4
Current portion of long-term debt	—	0.7	—	—	—	0.7
Current portion of pension and other postretirement benefit obligations	—	149.7	—	—	—	149.7
Total Current Liabilities	—	728.5	4.5	14.2	(0.4)	746.8
Non-current Liabilities:
Long-term debt	—	609.4	—	—	—	609.4
Pension and other postretirement benefit obligations	—	2,027.9	0.5	—	—	2,028.4
Other non-current liabilities	—	155.8	—	57.2	2.4	215.4
Total Non-current Liabilities	—	2,793.1	0.5	57.2	2.4	2,853.2
TOTAL LIABILITIES	—	3,521.6	5.0	71.4	2.0	3,600.0
TOTAL AK STEEL HOLDING CORPORATION STOCKHOLDERS’ EQUITY (DEFICIT)	851.1	(1,228.2)	174.3	837.0	216.9	851.1
Noncontrolling interest	—	—	—	2.5	—	2.5
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	851.1	(1,228.2)	174.3	839.5	216.9	853.6
TOTAL LIABILITIES AND EQUITY	$851.1	$2,293.4	$179.3	$910.9	$218.9	$4,453.6

Condensed Balance Sheets
As of December 31, 2008

	AK Holding	AK Steel	Guarantor Subsidiaries	Other	Eliminations	Consolidated Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$548.6	$—	$14.1	$—	$562.7
Accounts receivable, net	—	394.7	19.5	57.2	(1.5)	469.9
Inventories, net	—	481.1	18.6	71.8	(4.7)	566.8
Deferred tax asset	—	333.0	—	—	—	333.0
Other current assets	0.1	69.4	0.3	0.6	—	70.4
Total Current Assets	0.1	1,826.8	38.4	143.7	(6.2)	2,002.8
Property, Plant and Equipment	—	5,179.8	89.5	12.8	—	5,282.1
Less accumulated depreciation	—	(3,170.6)	(41.0)	(9.2)	—	(3,220.8)
Property, Plant and Equipment, Net	—	2,009.2	48.5	3.6	—	2,061.3
Other Assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	—	55.6
Investments in affiliates	(1,074.2)	1,074.2	40.1	960.9	(1,001.0)	—
Inter-company accounts	2,042.1	(2,800.2)	(33.5)	(281.9)	1,073.5	—
Other investments	—	27.3	—	23.1	—	50.4
Goodwill	—	—	32.8	4.3	—	37.1
Other intangible assets	—	—	0.3	—	—	0.3
Deferred tax asset	—	459.1	—	—	—	459.1
Other non-current assets	—	15.2	—	0.2	—	15.4
TOTAL ASSETS	$968.0	$2,611.6	$182.2	$853.9	$66.3	$4,682.0
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$337.7	$2.1	$9.8	$(1.5)	$348.1
Accrued liabilities	—	221.3	2.8	8.9	—	233.0
Current portion of long-term debt	—	0.7	—	—	—	0.7
Current portion of pension and other postretirement benefit obligations	—	152.4	—	—	—	152.4
Total Current Liabilities	—	712.1	4.9	18.7	(1.5)	734.2
Non-current Liabilities:
Long-term debt	—	632.6	—	—	—	632.6
Pension and other postretirement benefit obligations	—	2,143.7	0.5	—	—	2,144.2
Other non-current liabilities	—	197.4	—	0.3	2.6	200.3
Total Non-current Liabilities	—	2,973.7	0.5	0.3	2.6	2,977.1
TOTAL LIABILITIES	—	3,685.8	5.4	19.0	1.1	3,711.3
TOTAL AK STEEL HOLDING CORPORATION STOCKHOLDERS’ EQUITY (DEFICIT)	968.0	(1,074.2)	176.8	832.2	65.2	968.0
Noncontrolling interest	—	—	—	2.7	—	2.7
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	968.0	(1,074.2)	176.8	834.9	65.2	970.7
TOTAL LIABILITIES AND EQUITY	$968.0	$2,611.6	$182.2	$853.9	$66.3	$4,682.0

Condensed Statements of Cash Flows
For the Three Months Ended March 31, 2009

	AK Holding	AK Steel	Guarantor Subsidiaries	Other	Eliminations	Consolidated Company
Net cash flows from operating activities	$(0.6)	$(53.9)	$3.5	$17.9	$4.1	$(29.0)
Cash flows from investing activities:
Capital investments	—	(44.7)	(0.2)	(0.2)	—	(45.1)
Other items, net	—	0.3	—	0.1	—	0.4
Net cash flows from investing activities	—	(44.4)	(0.2)	(0.1)	—	(44.7)
Cash flows from financing activities:
Principal payments on long-term debt	—	(19.9)	—	—	—	(19.9)
Purchase of treasury stock	(11.4)	—	—	—	—	(11.4)
Common stock dividends paid	(5.5)	—	—	—	—	(5.5)
Inter-company activity	17.4	5.0	(3.4)	(14.9)	(4.1)	—
Advances from minority interest owner	—	11.2	—	—	—	11.2
Other items, net	0.1	(0.2)	0.1	(1.4)	—	(1.4)
Net cash flows from financing activities	0.6	(3.9)	(3.3)	(16.3)	(4.1)	(27.0)
Net increase (decrease) in cash and cash equivalents	—	(102.2)	—	1.5	—	(100.7)
Cash and equivalents, beginning of period	—	548.6	—	14.1	—	562.7
Cash and equivalents, end of period	$—	$446.4	$—	$15.6	$—	$462.0

Condensed Statements of Cash Flows
For the Three Months Ended March 31, 2008

	AK Holding	AK Steel	Guarantor Subsidiaries	Other	Eliminations	Consolidated Company

Net cash flows from operating activities	$(0.4)	$(404.6)	$0.9	$(4.0)	$7.9	$(400.2)
Cash flows from investing activities:
Capital investments	—	(35.7)	(0.8)	(0.1)	—	(36.6)
Other items, net	—	0.1	0.1	(0.1)	—	0.1
Net cash flows from investing activities	—	(35.6)	(0.7)	(0.2)	—	(36.5)
Cash flows from financing activities:
Principal payments on long-term debt	—	(0.1)	—	—	—	(0.1)
Proceeds from exercise of stock options	2.3	—	—	—	—	2.3
Purchase of treasury stock	(9.1)	—	—	—	—	(9.1)
Common stock dividends paid	(5.6)	—	(3.6)	(3.8)	7.4	(5.6)
Inter-company activity	12.8	(4.5)	3.5	3.5	(15.3)	—
Tax benefits from stock-based transactions	—	7.3	—	—	—	7.3
Other items, net	—	0.1	(0.1)	0.6	—	0.6
Net cash flows from financing activities	0.4	2.8	(0.2)	0.3	(7.9)	(4.6)
Net increase (decrease) in cash and cash equivalents	—	(437.4)	—	(3.9)	—	(441.3)
Cash and equivalents, beginning of period	—	699.0	—	14.6	—	713.6
Cash and equivalents, end of period	$—	$261.6	$—	$10.7	$—	$272.3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(dollars in millions, except per share and per ton data)

Results of Operations

The Company’s operations consist of seven steelmaking and finishing plants located in Indiana, Kentucky, Ohio and Pennsylvania that produce flat-rolled carbon steels, including premium-quality coated, cold-rolled and hot-rolled products, and specialty stainless and electrical steels that are sold in hot band, sheet and strip form.  These products are sold to the automotive, infrastructure and manufacturing, and distributors and converters markets.  The Company sells its carbon products principally to domestic customers.  The Company’s electrical and stainless steel products are sold both domestically and increasingly, internationally.  The Company’s operations also include two plants operated by AK Tube LLC, where flat-rolled carbon and stainless steel is further finished into welded steel tubing used in the automotive, large truck and construction markets.  In addition, the Company operates European trading companies that buy and sell steel and steel products.

Even before the start of the first quarter of 2009, the Company reacted quickly to the economic downturn that started last fall and initiated a concerted, Company-wide effort to reduce controllable costs wherever reasonably possible and to conserve cash.  That effort continued throughout the first quarter, and included a reduction in salaried employee compensation, an initiative to encourage early retirements of salaried personnel, lock and freeze of the remaining qualified defined benefit pension plans, and layoffs of both the salaried and hourly workforce.  It further included the temporary idling of certain of the Company’s manufacturing facilities for various periods during the quarter to better match production with customer demand.  At the same time, the Company also continued to focus on its core values – safety, quality and productivity.  The Company achieved considerable success during the first quarter with respect to all of those efforts – reducing costs, conserving cash, operating safely, producing the highest quality steel as efficiently as possible under the current market conditions.  Notwithstanding those successes, the Company could not overcome the anemic global demand for steel products that persisted throughout the quarter, and its shipments and revenues declined significantly compared both to the previous quarter and to the first quarter of 2008.   Details with respect to those changes in shipments and revenue, as well as other factors impacting the Company’s first quarter financial results, are discussed below.

Steel shipments for the three months ended March 31, 2009 and 2008 were 778,800 tons and 1,578,400 tons, respectively.  For the three-month period ended March 31, 2009, value-added products comprised 86.3% of total shipments compared to 81.3% for the three-month period ended March 31, 2008.  The value-added shipments were higher primarily due to lower hot-rolled carbon shipments as a percentage of total shipments.  Total shipments for the first three months ended March 31, 2009 were substantially lower than the same period in 2008 due to weak steel demand in all markets, but especially in the automotive market.  The coated, cold-rolled, and tubular shipment declines were driven by lower automotive demand.  The reduction in stainless / electrical steel shipments reflects lower demand in the automotive market with respect to stainless and the weakness in the domestic housing market with respect to electrical.  The reduction in hot-rolled was due to weak spot market conditions globally.  The Company continues to focus on maximizing product profitability based on current and projected market demands – both domestically and internationally.  The following presents net shipments by product line:

	For the Three Months Ended March 31,
(tons in thousands)	2009		2008
Stainless / electrical	159.1	20.5%	237.1	15.0%
Coated	350.4	45.0%	706.3	44.7%
Cold-rolled	144.2	18.5%	307.0	19.5%
Tubular	18.2	2.3%	33.4	2.1%
Subtotal value-added shipments	671.9	86.3%	1,283.8	81.3%
Hot-rolled	75.5	9.7%	237.7	15.1%
Secondary	31.4	4.0%	56.9	3.6%
Subtotal non value-added shipments	106.9	13.7%	294.6	18.7%
Total shipments	778.8	100.0%	1,578.4	100.0%

For the three months ended March 31, 2009, net sales were $922.2, reflecting an approximate 49% decrease from first quarter 2008 net sales of $1,791.4.  Net sales to customers outside the United States totaled $180.2 and $246.6 during the first three months of 2009 and 2008, respectively.  A substantial majority of the revenue outside of the United States is associated with electrical and stainless steel products.  The Company’s average selling price for the first quarter of 2009 was $1,184 per ton, an approximate 4% improvement over the Company’s first quarter 2008 average selling price of $1,135 per ton.  The decrease in net sales was caused by weak demand for all steel products, particularly in the automotive market, resulting from the worst global economic conditions in decades.  The increase in average selling prices was the result of a higher value-added product mix primarily caused by lower hot-rolled shipments.

Selling and administrative expense for the first quarter of 2009 was $47.8 compared to $56.5 for the same period in 2008.  The reduction was due primarily to lower compensation and employee benefit costs, driven largely by a reduction in headcount, and an overall lower level of spending on other expense items.  This general reduction in spending resulted from the Company’s prompt and proactive steps to reduce controllable costs in the face of the poor steel industry and overall economic conditions which began in the fourth quarter of 2008.  Depreciation expense was $51.3 for the first quarter of 2009, slightly lower than the $52.0 for the first quarter of 2008.

For the first quarter of 2009, the Company recorded an operating loss of $99.9, or $128 per ton, compared to an operating profit of $169.7, or $108 per ton, in the first quarter of 2008.  The principal cause of this decline in operating performance was significantly lower steel shipments driven by reduced customer demand.  Also, the Company’s costs were negatively impacted by lower operating volumes and higher raw material costs in the first quarter of 2009 versus the first quarter of 2008.  The most significant impact of higher raw material costs related to iron ore, but many other input costs also increased during 2008.  These quarter-over-quarter increases in raw material costs were partially offset by a reduction in other postretirement benefit costs during the same period.

The Company’s maintenance outage costs in the first three months of 2009 were approximately $4.7, which was slightly higher than in the corresponding period in 2008.  The maintenance outage costs in the first three months of 2009 were related to the planned outage at the Company’s Middletown blast furnace.  That outage will continue into the second quarter.

The Company expects to incur significantly lower raw material and energy costs in 2009 and already is experiencing significant reductions in some of these costs.  Because, however, of the abnormally low production and shipment volumes caused by the poor business conditions starting in the fourth quarter of 2008, the Company continues to consume raw materials, particularly iron ore, which were purchased in 2008 at higher prices than prevail currently. As a consequence, the Company has not yet experienced the full benefit of the lower costs it currently is paying for raw material and energy.  Associated with the anticipated lower costs, the Company recorded a LIFO credit of $66.1 for the three months ended March 31, 2009, compared to a LIFO charge of $59.4 for the three months ended March 31, 2008.

For the first quarter of 2009, the Company’s interest expense was $10.2, compared to $11.7 for the same period in 2008.  The decrease was due primarily to the Company’s repurchase, in 2008 and 2009, of a portion of its 7 3/4% senior notes due in 2012.

Other income, net for the three months ended March 31, 2009 was $2.3, compared to $5.4 for the corresponding period in 2008.  The decrease was due primarily to the impact of foreign exchange fluctuations primarily related to the euro, partially offset by a gain attributable to the repurchase of a portion of the Company’s debt obligations.

Income taxes recorded for the year 2009 have been estimated based on year-to-date income and projected financial results for the full year.  The final effective tax rate to be applied to 2009 will depend, among other things, on the actual amount of taxable income generated by the Company for the full year.

As a result of the various factors and conditions described above, the Company reported a net loss in the three months ended March 31, 2009 of $73.4, or $0.67 per diluted share, compared to a net income of $101.1, or $0.90 per diluted share, in the first quarter of 2008.

Outlook

All of the statements in this “Outlook” section are subject to, and qualified by, the cautionary information set forth under the heading “Forward-Looking Statements.”

During its earnings conference call on April 21, 2009, the Company stated that, compared to the first quarter of 2009, it expected shipments for the second quarter of 2009 to increase slightly to an estimated 800,000 tons and its operating loss to improve to approximately $50.0.  Since that time, General Motors has announced plans to idle more than half of its North American plants for up to nine weeks starting in mid-May.  In addition, Chrysler LLC (“Chrysler”) has filed a bankruptcy petition and announced that it will idle all of its plants until the proposed sale of Chrysler’s principal assets to a new company is completed, which Chrysler has stated it anticipates will be within 30 to 60 days.  See discussion below of the anticipated impact of the Chrysler bankruptcy on the Company.

Those actions by General Motors and Chrysler likely will negatively impact not only the Company’s direct shipments to them during the second quarter, but also its sales to other customers of the Company who likewise supply General Motors and Chrysler.  As a consequence, the Company now anticipates that its second quarter shipments likely will be closer to 725,000 tons.

The Company now anticipates that the average selling price for its products in the second quarter will decrease by approximately 3% to 4% compared to the first quarter of 2009.  The decrease in average selling price is being driven by both lower steel market prices and lower raw material surcharges.

The recent action by General Motors and Chrysler also likely will negatively impact the Company’s financial performance as a result of both lost margin and cost impact.  However, despite that negative impact, the Company continues to expect improved second quarter financial results as compared to the first quarter of 2009, though less improved than was expected as of the time of the Company’s conference call on April 21, 2009.  The principal reason for this expected improvement is an anticipated reduction in operating and raw material costs. Partially offsetting the benefit of these reduced costs, the Company expects planned maintenance costs to be approximately $15.0 higher in the second quarter, primarily the result of a planned outage at the Middletown Works blast furnace. That outage was started late in the first quarter, but will be performed principally in the second quarter of 2009.  As a result of these factors, the Company currently is forecasting an operating loss of approximately $75.0 to $80.0, which is still an improvement over the results of the first quarter and an important next step towards returning to operating profitability later in the year. This forecast excludes amounts which may need to be reserved as a result of the Chrysler bankruptcy or the filing of a petition in bankruptcy by one or more other customers of the Company during the second quarter.

Anticipated Impact of Chrysler Bankruptcy Filing on AK Steel

On April 30, 2009, Chrysler filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code to reorganize its business.  While the full impact of this filing on the Company cannot yet be reliably determined at this very early stage of the proceeding, the Company has evaluated, and reached some preliminary conclusions with respect to, the anticipated impact of the Chrysler bankruptcy on its receivables. In addition, as the Company did last fall when faced with a dramatic downturn in general business conditions, the Company has taken prompt action to try to minimize the negative impact on its business of the Chrysler bankruptcy, including reducing inventories and extending the Company’s payment terms to its suppliers, where possible, to continue to maintain a strong cash position.

At the time of its filing, Chrysler owed the Company approximately $7.2 for products shipped prior to the date of the filing.   Of those total receivables, approximately $0.4 are expected to be paid pursuant to the government-backed Auto Supplier Support Program (the “Program”) within the next several days, subject to a 3% discount from their face value.  Approximately $3.6 of the remaining unpaid receivables relate to goods received by Chrysler within 20 days preceding its bankruptcy filing.  The Company’s claim for the value of such goods thus is expected to receive an administrative priority under applicable bankruptcy rules.  Therefore, to the extent the Chrysler receivables are not paid through the Program, a portion of them still may be paid as an administrative claim during the bankruptcy proceeding.  The timing and extent of such administrative priority payments, if any, will depend upon whether the Chrysler bankruptcy estate is administratively solvent and whether its reorganization plan is approved.  In addition, Chrysler has filed a motion in the bankruptcy court seeking approval to continue the Program and to pay pre-petition claims of its “essential suppliers.”  Some or all of the Company’s remaining pre-petition accounts receivables from Chrysler may be paid in the near term pursuant to that motion or later through the ordinary bankruptcy claims process.

Following its bankruptcy filing, Chrysler announced that it is temporarily idling its plants for an anticipated 30 to 60 days while it is in bankruptcy.  The Company has included the anticipated direct impact of the Chrysler bankruptcy filing and the temporary idling of the Chrysler plants in its second quarter Outlook, above.  In addition, however, the filing of the Chrysler bankruptcy may increase the likelihood of bankruptcy filings by other suppliers to Chrysler which also are customers of the Company. The Company cannot at this time reasonably predict which, if any, of those customers will file bankruptcy petitions or what impact, if any, these additional filings may have on its Outlook for the second quarter.

Liquidity and Capital Resources

At March 31, 2009, the Company had total liquidity of $1,138.6, consisting of $462.0 of cash and cash equivalents and $676.6 of availability under the Company’s $850.0 five-year revolving credit facility.  At March 31, 2009, there were no outstanding borrowings under the credit facility; however, availability was reduced by $173.4 due to outstanding letters of credit.  Availability under the credit facility can fluctuate monthly based on the varying levels of eligible collateral.  The Company’s obligation is secured by its inventory and accounts receivable.

Cash used by operations totaled $29.0 for the three months ended March 31, 2009.  Primary uses of cash were the net loss from the Company’s operating activities, a pension contribution of $50.0, and a $65.0 contribution to a VEBA Trust established for Middletown Works retirees.  Partially offsetting the Company’s use of cash in the first quarter was the generation of cash in the amount of $125.8 from a decrease in working capital.  The decrease in working capital resulted primarily from lower accounts receivable attributable to the reduced level of sales revenue.  Also contributing to the decrease in working capital was a reduction in inventories, as a result of both lower raw material costs and a reduced level of inventories.

During the first quarter of 2009, the Company made a pension contribution of $50.0 as part of an approximate $155.0 of anticipated required contributions in 2009.  The Company also has announced plans to make an additional pension contribution of $50.0 by the end of the second quarter of 2009.  That additional contribution will reduce the Company’s remaining anticipated required pension contribution for 2009 to approximately $55.0 and will increase the Company’s total pension fund contributions since 2005 to $934.0.  Currently, the Company estimates required annual pension contributions for 2010 and 2011 to be approximately $250.0 each year.  The calculation of estimated future pension contributions requires the use of assumptions concerning future events.  The most significant of these assumptions relate to future investment performance of the pension funds, actuarial data relating to plan participants, and the benchmark interest rate used to discount future benefits to their present value. Because of the variability of factors underlying these assumptions, including the possibility of future pension legislation, the reliability of estimated future pension contributions decreases as the length of time until the contributions must be made increases.

In the first quarter of 2008, the Company received court approval regarding the October 2007 settlement with the Middletown Works retirees that required the Company to make a total of $663.0 in cash payments to a VEBA Trust.  The Company made the initial contribution of $468.0 in the first quarter of 2008 and the first of three subsequent annual payments of $65.0 in March 2009.  See discussion of Middletown Works Retiree Healthcare Benefits Litigation in Note 9 of Part I, Item 1.

During the three months ended March 31, 2009, net cash used by investing activities totaled $44.7, which includes $32.9 of routine capital investments and $12.2 in capital investments related to the investment by Middletown Coke Company, Inc. (“Middletown Coke”) in capital equipment for the coke plant being constructed in Middletown, Ohio (see discussion immediately below).

In March 2008, the Company’s Board of Directors approved a 20-year supply contract with Middletown Coke, an affiliate of SunCoke Energy, Inc. (“SunCoke”), to provide the Company with metallurgical-grade coke and electrical power.  The coke and power will come from a new facility to be constructed, owned and operated by Middletown Coke adjacent to the Company’s Middletown Works.  The proposed new facility will produce about 550,000 tons of coke and 50 megawatts of electrical power annually.  The anticipated cost to build the facility is approximately $340.0.  Under the agreement, the Company will purchase all of the coke and electrical power generated from the new plant for at least 20 years, helping the Company achieve its goal of more fully integrating its raw material supply and providing about 25% of the power requirements of Middletown Works.  The agreement is contingent upon, among other conditions, Middletown Coke receiving all necessary local, state and federal approvals and permits, as well as available economic incentives, to build and operate the proposed new facility.  There are no plans to idle any existing cokemaking capacity if the proposed SunCoke project is consummated.  Currently, there is litigation pending which challenges the issuance of an environmental permit necessary to construct the new facility.  See discussion of Monroe litigation in Note 9 of Part I, Item 1.

During the three months ended March 31, 2009, cash used by financing activities totaled $27.0.  This includes $19.9 relating principally to the repurchase of a portion of the Company’s debt obligations, the purchase of $11.4 of the Company’s common stock primarily related to the Company’s share repurchase program, and the payment of common stock dividends in the amount of $5.5.  Cash used was offset by $11.2 in advances from minority interest owner SunCoke to Middletown Coke.

In October 2007, the Company announced its intent to build a new electric arc furnace (“EAF”) and ladle metallurgy furnace at its Butler Works.  Currently, the Company operates three EAFs at Butler Works.  This project involves a capital investment of approximately $140.0 and will replace two of the existing EAFs with a single furnace capable of melting more than 1.45 million tons annually, about 40% more than is currently produced with a three-furnace operation.  The project was initially expected to be completed by the end of 2009.  However, the project has been delayed due to delays in obtaining a required environmental permit and the Company currently anticipates completing it in mid-to-late 2010.

In July 2008, the Company announced a $21.0 capital investment to further expand the Company’s production capabilities for high value-added, grain-oriented electrical steels.  The project includes installation of new production equipment at the Company’s Butler Works to utilize the Company's proprietary special annealing technology, as well as upgrades to an existing processing line at Butler Works.  This capital investment is an addition to a previously-announced, but not-yet-completed, project at the Company's Butler and Zanesville Works which also was for the purpose of expanding production of electrical steels.  Due to the current depressed business conditions, the Company has temporarily suspended work on both of these projects.

Despite the existing depressed business conditions, the Company believes that its current liquidity will be adequate to meet its obligations for the foreseeable future.  Future liquidity requirements for employee benefit plan contributions, scheduled debt maturities, planned debt redemptions and capital investments are expected to be funded by internally generated cash and/or other financing sources.  To the extent, if at all, that the Company would need to fund any of its planned capital investments other than through internally generated cash, the Company currently has an $850.0 five-year revolving credit facility available for that purpose.  At March 31, 2009, there were no outstanding borrowings under the credit facility, with availability reduced $173.4 due to outstanding letters of credit.  However, it is extremely difficult to provide reliable financial forecasts, even on a quarterly basis, in the current economic climate.  The foregoing projection thus is subject to change in the event of a further material deterioration in the steel industry or the overall economy.  The Company’s forward looking statement on liquidity is based on currently available information and, to the extent the information is inaccurate, there could be a material adverse impact to the Company’s liquidity.

On January 27, 2009, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock, payable on March 10, 2009, to stockholders of record on February 13, 2009.  Also, on April 21, 2009, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock, payable on June 10, 2009, to stockholders of record on May 15, 2009.

The payment of cash dividends is subject to a restrictive covenant contained in the instruments governing most of the Company’s outstanding senior debt.  The covenant allows the payment of dividends, if declared by the Board of Directors, and the redemption or purchase of shares of its outstanding capital stock, subject to a formula that reflects cumulative net earnings.  As of March 31, 2009, the limitation on these restricted payments was approximately $124.7.  Restrictive covenants also are contained in the instruments governing the Company’s $850.0 asset-based revolving credit facility.  Under the credit facility covenants, dividends and share repurchases are not restricted unless availability falls below $150.0, at which point dividends would be limited to $12.0 annually and share repurchases would be prohibited.  As of March 31, 2009, the availability under the asset-based revolving credit facility of $676.6 significantly exceeds $150.0.  Accordingly, none of the covenants currently prevent the Company from declaring and paying a dividend to its stockholders.

During the first quarter of 2009, the Company repurchased $23.1 of its 7 3/4% senior notes due in 2012, with cash payments totaling $19.8.  In connection with these repurchases, the Company recorded non-cash, pre-tax gains of approximately $3.3.  The repurchases were funded from the Company’s existing cash balances.  The Company from time to time may continue to make cash repurchases of its outstanding senior notes though open market purchases, privately negotiated transactions or otherwise.  Such repurchases, if any, will depend upon whether any senior notes are offered to the Company by the holders, prevailing market conditions, the Company’s cash and liquidity position and needs, and other relevant factors.  The amounts involved in the repurchases may or may not be material.

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

The senior note indenture includes restrictive covenants regarding (a) the use of proceeds from asset sales, (b) some investments, (c) the amount of sale/leaseback transactions, and (d) transactions by subsidiaries and with affiliates.  Furthermore, the senior note indenture imposes the following additional financial covenants:

●
A minimum interest coverage ratio of at least 2.5 to 1 for the incurrence of debt.  Failure to meet this covenant would not constitute an event of default.  Rather it would limit the amount of additional debt the Company could incur to $100.0 beyond the borrowing available under our existing revolving credit facility.  At March 31, 2009, the ratio was approximately 9.6 to 1 and the Company believes that as a result of continued weak economic conditions, the interest coverage ratio could be below 2.5 later in 2009.  However, other than the impact on borrowing noted above, noncompliance with this covenant would not materially impact the Company’s cash or liquidity position.  The ratio is calculated by dividing the interest expense, including capitalized interest and fees on letters of credit, into EBITDA (defined, essentially, as operating income (i) before interest, income taxes, depreciation, amortization of intangible assets and restricted stock, extraordinary items and purchase accounting and asset distributions, (ii) adjusted for income before income taxes for discontinued operations, and (iii) reduced for the charges related to impairment of goodwill special charges, and pension and other postretirement employee benefit obligation corridor charges).  The corridor charges are amortized over a 10-year period for this calculation.

●
A limitation on “restricted payments,” which consist primarily of dividends and share repurchases, of $25.0 plus 50% of cumulative net income (or minus 100% of cumulative net loss) from April 1, 2002.  As of March 31, 2009, the limitation on restricted payments was $124.7.

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

As discussed in its Annual Report on Form 10-K for the year ended December 31, 2008, the Company cautions readers that such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management.  See “Risk Factors” in Part II, Item 1A of this report and in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2008.

Except as required by law, the Company disclaims any obligation to update any forward-looking statements to reflect future developments or events.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk.

In the ordinary course of business, the Company is exposed to market risk for price fluctuations of raw materials and energy sources.  In 2008, the prices of raw materials and energy, including iron ore, scrap, purchased carbon slabs, chrome, aluminum and natural gas, were extraordinarily volatile.  The Company anticipates a significant reduction in the cost of most of these items in 2009.  The Company attempts to negotiate with its customers to add and/or expand raw material and energy surcharges in its customer agreements as existing agreements expire and new agreements are negotiated, but the amount of increases in natural gas and raw material costs which the Company will be able to pass on to its customers in the form of a surcharge or increased pricing is uncertain.  In certain instances – for example, where a contract was negotiated at a time of unusually high raw material or energy prices – it is possible that subsequent decreases in natural gas or raw material costs will result in a decrease in the total price, including the surcharges, charged to a customer for a particular product compared to the price at the time the contract was entered into.

The Company uses cash settled commodity price swaps and/or options to hedge the market risk associated with the purchase of certain of its raw materials and energy requirements.  Such hedges routinely are used with respect to a portion of the Company’s natural gas and nickel requirements and are sometimes used with respect to its aluminum and zinc requirements.  The Company’s hedging strategy is designed to protect it against normal volatility.  However, abnormal price increases in any of these commodity markets could negatively impact operating costs.  The effective portion of the gains and losses from the use of these instruments for natural gas are deferred in accumulated other comprehensive income on the condensed consolidated balance sheets and recognized into cost of products sold in the same period as the underlying transaction.  At March 31, 2009, accumulated other comprehensive income included $46.4 in unrealized net-of-tax losses for the fair value of these derivative instruments.  All other commodity price swaps and options are marked to market and recognized into cost of products sold with the offset recognized as other current assets or other accrued liabilities.  At March 31, 2009, accrued liabilities and other noncurrent liabilities included $57.8 and $9.5, respectively, for the fair value of these commodity hedges.  The following table presents the negative effect on pre-tax income of a hypothetical change in the fair value of derivative instruments outstanding at March 31, 2009, due to an assumed 10% and 25% decrease in the market price of each of the indicated commodities.

Commodity Derivative	10% Decrease	25% Decrease
Natural Gas	$8.2	$20.4
Nickel	0.5	1.3
Zinc	0.3	0.7
Aluminum	0.1	0.2

Because these instruments are structured and used as hedges, these hypothetical losses would be offset by the benefit of lower prices paid for the physical commodity.  The Company currently does not enter into swap or option contracts for trading purposes.

The Company is also subject to risks of exchange rate fluctuations on a portion of inter-company receivables that are denominated in foreign currencies.  The Company occasionally uses forward currency contracts to manage exposures to certain of these currency price fluctuations.  At March 31, 2009, the Company had outstanding forward currency contracts with a total notional value of $25.0 for the sale of euros.  Based on the contracts outstanding at March 31, 2009, a 10% increase in the dollar to euro exchange rate would result in a $2.5 pretax loss in the value of these contracts, which would offset the income benefit of a more favorable exchange rate.

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

The information called for by this item is incorporated herein by reference to Note 9 of Part I, Item 1.

Item 1A.	Risk Factors.

The Company cautions readers that its business activities involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management.  The following is an update to the Company’s descriptions of risk factors reported in its Annual Report on Form 10-K for the calendar year 2008.

●
Risk of bankruptcy filings by the Company’s customers.   All three of the major domestic automotive manufacturers, General Motors, Ford and Chrysler, have publicly acknowledged that they are experiencing extremely challenging financial conditions. Two of those domestic manufacturers have requested and received billions of dollars in loans from the federal government.  Each of them stated at that time that, without additional federal loans, they likely would have to make a bankruptcy filing.  On April 30, 2009, one of them – Chrysler – did file a petition in bankruptcy.  Recent published reports have indicated that the chances of a bankruptcy filing by General Motors have increased, and that such a filing potentially could occur by June 1, 2009. The third manufacturer, while not yet seeking a federal loan, has acknowledged that a financial failure by either of the other two could start a series of events that also could lead to its financial failure and a bankruptcy filing.  In addition, in the current depressed business conditions there is a heightened risk that other customers of the Company may file a bankruptcy proceeding or go out of business.  The recent bankruptcy filing by Chrysler likely has increased that risk significantly with respect to at least some of the Company’s customers which are suppliers to the automotive industry.  The Company thus could be adversely impacted not only by the bankruptcy of Chrysler and one or more of the other major domestic automotive manufacturers, but also by the bankruptcies of other customers, particularly those who also supply the automotive industry.  The nature of that impact could be not only a reduction in future sales, but also a loss associated with the potential inability to collect all outstanding accounts receivables.  See discussion of Chrysler bankruptcy filing in Part I, Item 2.  That impact could negatively impact the Company’s financial results and cash flows.  The Company cannot reasonably predict if or when any of its customers in the automotive industry other than Chrysler will file a bankruptcy proceeding.  In addition, the federal government has announced an Auto Supplier Support Program to provide financial support to suppliers to General Motors and Chrysler which could affect the likelihood and/or impact of such filings. As a consequence, at this time the Company cannot reliably estimate its financial exposure relating to the risk of additional bankruptcy filings by one or more of its customers in the automotive industry.  Such bankruptcy filings, however, could have a negative impact on the Company’s sales, financial results and cash flow.

Item 2.	Unregistered Sales of Securities and Use of Proceeds.

There were no unregistered sales of equity securities in the quarter ended March 31, 2009.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share (1) (2)	Total Number of Shares (Units) Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
January 1 through 31, 2009	148,903	$9.37	—
February 1 through 28, 2009	315,000	$6.49	315,000
March 1 through 31, 2009	1,309,934	$6.08	1,309,700
Total	1,773,837	$6.43	1,624,700	$125.6

(1)
During the quarter, the Company repurchased 149,137 shares of common stock owned by participants in its restricted stock awards program under the terms of its Stock Incentive Plan.  In order to satisfy the requirement that an amount be withheld that is sufficient to pay federal, state and local taxes due upon the vesting of the restricted stock, employees are permitted to have the Company withhold shares having a fair market value equal to the tax which could be imposed on the transaction.  The Company repurchases the withheld shares at the quoted average of high and low prices on the day the shares are withheld.

(2)
On October 21, 2008, the Company announced that its Board of Directors had authorized the Company to repurchase, from time to time, up to $150.0 of its outstanding equity securities.  This stock repurchase plan supersedes and replaces a previous stock repurchase plan announced in 2000.  There is no expiration date specified in the Board of Directors’ authorization.

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

AK STEEL HOLDING CORPORATION
(Registrant)

Dated:	May 5, 2009	/s/ Albert E. Ferrara, Jr.
Albert E. Ferrara, Jr.
Vice President, Finance and Chief Financial Officer

Dated:	May 5, 2009	/s/ Roger K. Newport
Roger K. Newport
Controller and Chief Accounting Officer