Form 10-Q
period 2009-06-30
AK STEEL HOLDING CORP
filed 2009-08-04
CIK 918160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

_________________________________

FORM 10-Q
_________________________________
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

109,392,346 shares of common stock
(as of July 31, 2009)

AK STEEL HOLDING CORPORATION

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

AK STEEL HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars and shares in millions, except per share and per ton data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(unaudited)	2009	2008	2009	2008

Net sales	$793.6	$2,236.6	$1,715.8	$4,028.0
Cost of products sold (exclusive of items shown below)	766.6	1,892.3	1,689.6	3,405.5
Selling and administrative expenses	47.9	55.0	95.7	111.5
Depreciation	51.6	51.4	102.9	103.4

Total operating costs	866.1	1,998.7	1,888.2	3,620.4

Operating profit (loss)	(72.5)	237.9	(172.4)	407.6
Interest expense	9.2	11.6	19.4	23.3
Other income, net	3.4	3.8	5.7	9.2

Income (loss) before income taxes	(78.3)	230.1	(186.1)	393.5
Income tax provision (benefit)	(30.3)	84.6	(64.5)	147.0
Net income (loss)	(48.0)	145.5	(121.6)	246.5
Less: Net income (loss) attributable to noncontrolling interests	(0.8)	0.3	(1.0)	0.2
Net income (loss) attributable to AK Steel Holding Corporation	$(47.2)	$145.2	$(120.6)	$246.3

Basic earnings per share:
Net income (loss) attributable to AK Steel Holding Corporation common stockholders	$(0.43)	$1.30	$(1.10)	$2.20

Diluted earnings per share:
Net income (loss) attributable to AK Steel Holding Corporation common stockholders	$(0.43)	$1.29	$(1.10)	$2.18

Common shares and common share equivalents outstanding (weighted average in millions):
Basic	108.7	111.6	109.3	111.5
Diluted	108.7	112.4	109.3	112.3

Dividends declared and paid per share	$0.05	$0.05	$0.10	$0.10

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)
	June 30,	December 31,
(unaudited)	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$385.8	$562.7
Accounts receivable, net	279.1	469.9
Inventory, net	531.4	566.8
Deferred tax asset, current	341.5	333.0
Other current assets	69.4	70.4
Total Current Assets	1,607.2	2,002.8
Property, Plant and Equipment	5,356.6	5,282.1
Accumulated depreciation	(3,319.0)	(3,220.8)
Property, Plant and Equipment, net	2,037.6	2,061.3
Other Assets:
Investment in AFSG	55.6	55.6
Other investments	48.0	50.4
Goodwill	37.1	37.1
Other intangible assets	0.2	0.3
Deferred tax asset, non-current	503.4	459.1
Other non-current assets	10.3	15.4
Total Non-current Assets	654.6	617.9

TOTAL ASSETS	$4,299.4	$4,682.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$312.4	$348.1
Accrued liabilities	227.8	233.0
Current portion of long-term debt	0.7	0.7
Current portion of pension and other postretirement benefit obligations	149.2	152.4
Total Current Liabilities	690.1	734.2
Non-current Liabilities:
Long-term debt	606.1	632.6
Pension and other postretirement benefit obligations	1,982.0	2,144.2
Other non-current liabilities	213.7	200.3
Total Non-current Liabilities	2,801.8	2,977.1
TOTAL LIABILITIES	3,491.9	3,711.3
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, authorized 25,000,000 shares	—	—
Common stock, authorized 200,000,000 shares of $.01 par value each; issued 2009, 121,871,559 shares, 2008, 121,105,429 shares; outstanding 2009, 109,385,769 shares, 2008, 110,394,774 shares	1.2	1.2
Additional paid-in capital	1,904.9	1,898.9
Treasury stock, common shares at cost, 2009, 12,485,790 shares; 2008, 10,710,655 shares	(162.2)	(150.8)
Accumulated deficit	(1,072.5)	(940.9)
Accumulated other comprehensive income	134.4	159.6
Total AK Steel Holding Corporation Stockholders’ Equity	805.8	968.0
Noncontrolling interest	1.7	2.7
TOTAL STOCKHOLDERS’ EQUITY	807.5	970.7
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,299.4	$4,682.0

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
	Six Months Ended
	June 30,
(unaudited)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(121.6)	$246.5
Depreciation	102.9	103.4
Amortization	6.6	5.8
Deferred income taxes	(37.4)	105.2
Pension contributions	(100.0)	(150.0)
Contribution to Middletown retirees VEBA	(65.0)	(468.0)
Pension and other postretirement benefit payments greater than expense	(31.3)	(43.8)
Excess tax benefits from stock-based compensation	—	(12.3)
Working capital	162.6	(15.1)
Working capital-Middletown Coke	3.9	—
Other operating items, net	26.7	(10.7)
Net cash flows from operating activities	(52.6)	(239.0)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	(76.8)	(86.2)
Capital investments – Middletown Coke	(18.8)	—
Purchase of investments	—	(4.2)
Other investing items, net	0.3	0.7
Net cash flows from investing activities	(95.3)	(89.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of long-term debt	(23.1)	(0.3)
Proceeds from exercise of stock options	—	3.3
Purchase of treasury stock	(11.4)	(9.5)
Excess tax benefits from stock-based compensation	—	12.3
Common stock dividends paid	(11.0)	(11.2)
Advances from minority interest owner to Middletown Coke	15.5	—
Other financing items, net	1.0	1.3
Net cash flows from financing activities	(29.0)	(4.1)

Net decrease in cash and cash equivalents	(176.9)	(332.8)

Cash and cash equivalents, beginning of period	562.7	713.6

Cash and cash equivalents, end of period	$385.8	$380.8

Supplemental disclosure of cash flow information:
Net cash paid (received) during the period for:
Interest, net of capitalized interest	$28.4	$24.5
Income taxes paid	(25.7)	26.8

Supplemental disclosure of non-cash investing and financing activities —
Issuance of restricted common stock and restricted stock units	$4.2	$5.4

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise indicated)

NOTE 1 – Basis of Presentation

In the opinion of the management of AK Steel Holding Corporation (“AK Holding”) and AK Steel Corporation (“AK Steel”, and together with AK Holding, the “Company”), the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2009, the results of its operations for the three- and six-month periods ended June 30, 2009 and 2008, and its cash flows for the six-month periods ended June 30, 2009 and 2008.  The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2008.

NOTE 2 – Earnings and Dividends Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income (loss) attributable to AK Steel Holding Corporation	$(47.2)	$145.2	$(120.6)	$246.3
Less: Distributed earnings to common stockholders	—	5.6	—	11.2
Undistributed earnings	$(47.2)	$139.6	$(120.6)	$235.1

Common stockholders earnings – basic:
Distributed earnings to common stockholders	$—	$5.6	$—	$11.2
Undistributed earnings to common stockholders	(47.2)	139.0	(120.6)	234.1
Common stockholders earnings – basic	$(47.2)	$144.6	$(120.6)	$245.3

Common stockholders earnings – diluted:
Distributed earnings to common stockholders	$—	$5.6	$—	$11.2
Undistributed earnings to common stockholders	(47.2)	139.0	(120.6)	234.0
Common stockholders earnings – diluted	$(47.2)	$144.6	$(120.6)	$245.2

Common shares outstanding (weighted average in millions):
Common shares outstanding for basic earnings per share	108.7	111.6	109.3	111.5
Effect of dilutive stock-based compensation	—	0.8	—	0.8
Common shares outstanding for diluted earnings per share	108.7	112.4	109.3	112.3

Basic earnings per share:
Distributed earnings	$—	$0.05	$—	$0.10
Undistributed earnings	(0.43)	1.25	(1.10)	2.10
Basic earnings per share	$(0.43)	$1.30	$(1.10)	$2.20

Diluted earnings per share:
Distributed earnings	$—	$0.05	$—	$0.10
Undistributed earnings	(0.43)	1.24	(1.10)	2.08
Diluted earnings per share	$(0.43)	$1.29	$(1.10)	$2.18

Potentially issuable common shares (in millions) excluded from earnings per share calculation due to anti-dilutive effect	1.1	—	1.1	—

Per Financial Accounting Standards Board (“FASB”) Staff Position EITF 03-6-1, "Determining Whether Instruments Granted in Share Based Payment Transactions Are Participating Securities”, beginning with the three-month period ended March 31, 2009, earnings per share (“EPS”) has been calculated utilizing the “two-class” method by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding during the period.  In applying the “two-class” method, undistributed earnings are allocated to both common shares and participating securities.   The restricted stock granted by AK Steel is entitled to dividends and meets the criteria of a participating security.

EPS for the three-month and six-month periods ended June 30, 2008 was recalculated using the two-class method.  The two-class method did not change the basic and diluted EPS for the three-month period ended June 30, 2008.  The basic EPS for the six-month period ended June 30, 2008 changed from $2.21 to $2.20.  The diluted EPS for the six-month period ended June 30, 2008 changed from $2.19 to $2.18.

On April 21, 2009, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock, payable on June 10, 2009, to stockholders of record on May 15, 2009.  Also, on July 21, 2009, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock, payable on September 10, 2009, to stockholders of record on August 14, 2009.

NOTE 3 – Inventories

Inventories are valued at the lower of cost or market.  The cost of the majority of inventories is measured on the last in, first out (LIFO) method.  Other inventories are measured principally at average cost.

	June 30,	December 31,
	2009	2008
Finished and semi-finished	$720.7	$877.1
Raw materials	473.0	512.1
Total cost	1,193.7	1,389.2
Adjustment to state inventories at LIFO value	(662.3)	(822.4)
Net inventories	$531.4	$566.8

NOTE 4 – Pension and other postretirement benefits

The Company provides noncontributory pension and various healthcare and life insurance benefits to most employees and retirees.  The major pension plans are not fully funded and, based on current assumptions, the Company has contributed approximately $210.0 to the qualified pensions plan trusts during 2009.  Of this total, $100.0 was made in the first half of 2009, and $110.0 was made early in the third quarter of 2009.   The total contribution of $210.0 exceeded by approximately $55.0 the amount that the Company was required to contribute in 2009 and is expected to reduce the Company's 2010 contribution obligation.  The Company made $225.0 in contributions during 2008.

Net periodic benefit costs for pension and other postretirement benefits were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Pension Benefits
Service cost	$0.8	$2.0	$2.0	$4.0
Interest cost	52.5	53.2	104.9	106.4
Expected return on assets	(44.7)	(60.5)	(89.3)	(120.9)
Amortization of prior service cost	0.6	0.8	1.6	1.9
Amortization of loss	4.5	4.3	9.0	8.6
Net periodic benefit cost (income)	$13.7	$(0.2)	$28.2	$0.0
Other Postretirement Benefits
Service cost	$1.0	$1.1	$2.0	$2.2
Interest cost	13.8	16.2	27.6	40.2
Amortization of prior service credit	(19.8)	(19.6)	(39.5)	(33.9)
Amortization of loss (gain)	(0.8)	0.7	(1.7)	1.3
Net periodic benefit cost (income)	$(5.8)	$(1.6)	$(11.6)	$9.8

The increase in “Net periodic benefit cost (income)” for Pension Benefits for the three and six months ended June 30, 2009 was principally caused by a decrease in the value of pension assets at the end of 2008 compared to the end of 2007, which resulted in a reduction in the associated calculation of expected return on assets.

The decrease in “Net periodic benefit cost (income)” for Other Postretirement Benefits for the three and six months ended June 30, 2009 was primarily the result of the full effect of the March 2008 settlement with a group of retirees from the Company’s Middletown Works.  Under the terms of that settlement, AK Steel transferred to a Voluntary Employees Beneficiary Association trust (the “VEBA Trust”) all postretirement benefit obligations (the “OPEB Obligations”) owed to the Class Members.  See discussion of Middletown Works Retiree Healthcare Benefits Litigation in Note 9.

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

The total projected future benefit obligation of the Company with respect to payments for healthcare benefits to the Company’s retirees is accounted for as “Pension and other postretirement benefit obligations” in the Company’s condensed consolidated balance sheets.  The net amount of the liability recognized by the Company, as of June 30, 2009, for future payment of such benefit obligations was approximately $0.9 billion, compared to nearly $1.0 billion at December 31, 2008.

NOTE 5 – Share-Based Compensation

AK Holding’s Stock Incentive Plan (the “SIP”) permits the granting of nonqualified stock option, restricted stock, performance share and restricted stock unit awards to directors, officers and key management employees of the Company.  These nonqualified stock option, restricted stock, performance share and restricted stock unit awards may be granted with respect to an aggregate maximum of 16 million shares through the period ending December 31, 2011.  The shares that are issued as the result of these grants are newly issued shares. The exercise price of each option may not be less than the market price of the Company’s common stock on the date of the grant.  Stock options have a maximum term of ten years and may not be exercised earlier than six months following the date of grant or such other term as may be specified in the award agreement. Stock options granted to officers and key managers vest and become exercisable in three equal installments on the first, second and third anniversary of the grant date. Stock options granted to directors vest and become exercisable after one year.  Performance shares vest after a three-year period.  The total number of performance shares issued will be based on the Company’s share performance compared to a prescribed compounded annual growth rate and the total share return compared to Standard and Poor’s MidCap 400 index.  Restricted stock awards granted to officers and key managers on or prior to December 31, 2006, that are not yet fully vested were awarded on terms pursuant to which 25% of the shares covered by a restricted stock award vest two years after the date of the award and an additional 25% vest on the third, fourth and fifth anniversaries of the date of the award.  Restricted stock awards granted to officers and key managers after December 31, 2006 will vest ratably on the first, second and third anniversaries of the grant.  Until October 16, 2008, directors were granted restricted stock as the equity component of their compensation. On October 16, 2008, the Board of Directors amended the SIP to allow restricted stock units (“RSUs”) to be granted to non-employee Directors in lieu of restricted shares of common stock as the equity component of a Director’s compensation.  In addition, the Board of Directors permitted each Director a one-time election to convert all of his or her existing restricted stock to RSUs.  To the extent not so converted, restricted stock issued to a Director prior to October 16, 2008 vests at the end of the Director’s full tenure on the Board.  New grants of RSUs vest immediately upon grant, but are not settled (i.e., paid out) until one year after the date of the grant, unless deferred settlement is elected as described below.  RSUs resulting from converted restricted stock vested and were settled as of the date of the 2009 Annual Meeting of the company’s stockholders, subject also to a deferred settlement election.  Directors have the option to defer settlement of their RSUs until six months following the date they complete their full tenure on the Board due to attainment of mandatory retirement age, the election by the stockholders of a replacement Director, or the Director’s death or disability.  If a Director elects this deferral option, he or she also may elect to take distribution of the shares upon settlement in a single distribution or in annual installments not to exceed fifteen years.

The Company’s calculation of fair value of the options is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009 (a)	2008	2009	2008
Expected volatility	—	52.4% – 55.4%	81.1% – 90.8%	52.4% – 56.5%
Weighted-average volatility	—	53.99%	82.56%	55.47%
Expected term (in years)	—	2.9 – 4.9	2.8 – 6.3	2.9 – 7.3
Risk-free interest rate	—	2.88% – 3.31%	1.05% – 1.84%	2.44% – 3.31%
Dividend yield	—	0.55%	2.19%	0.55%

(a)  No grants in the period

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

A summary of stock option activity under the Company’s share-based compensation plans for the six months ended June 30, 2009 is presented below:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2008	751,313	$17.12
Granted	366,366	9.16
Exercised	(12,667)	6.31
Cancelled	(14,876)	20.03

Outstanding at June 30, 2009	1,090,136	$14.53	7.6 yrs	$1.6

Expected to vest at June 30, 2009	492,222	$14.35	9.1 yrs	$0.7

Exercisable at June 30, 2009	572,008	$14.69	6.2 yrs	$0.9

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2009 and 2008 was $5.08 and $17.54, respectively.  During the three months ended June 30, 2008, the fair value of options granted was $30.53.  There were no options granted in the three months ended June 30, 2009.  The total intrinsic value of options exercised during the six months ended June 30, 2009 and 2008, based upon the average market price during the period, was $0.1 and $26.8, respectively.  For the three months ended June 30, 2009 and 2008, the intrinsic value of options exercised was $0.1 and $13.5, respectively.  The following table summarizes information about stock options outstanding at June 30, 2009:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$3.05	to	$9.19	245,464	5.8 yrs.	$7.37	224,214	$7.29
$9.20	to	$13.64	351,684	9.4 yrs.	9.28	9,301	11.55
$13.65	to	$16.65	112,235	6.3 yrs.	14.77	111,168	14.77
$16.66	to	$18.07	244,753	7.0 yrs.	16.87	167,333	16.92
$18.08	to	$68.47	136,000	8.4 yrs.	36.61	59,992	36.51

The Company granted performance shares in the amounts of 543,089 and 176,250 for the six-month periods ended June 30, 2009 and 2008, respectively.  The three-year performance periods for these 2009 and 2008 grants end on December 31, 2011 and 2010, respectively.

The estimated pre-tax expense associated with share-based compensation for 2009 is $7.8, of which $1.9 ($1.2 after tax) and $3.9 ($2.5 after tax) was expensed in the three- and six-month periods ended June 30, 2009.  The share-based compensation expense taken includes expense for both nonqualified stock options and performance shares granted from the SIP.

A summary of the activity for non-vested restricted stock awards as of June 30, 2009 and changes during the six-month period is presented below.  There were no forfeitures during the period.

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2008	598,508	$17.64
Granted	418,659	9.17
Vested	(275,945)	15.98
Cancelled	(26,156)	15.77
Outstanding at June 30, 2009	715,066	$13.38

Common stock compensation expense related to restricted stock awards granted under the Company’s SIP was $2.4 ($1.5 after tax) and $2.4 ($1.5 after tax) for the six-month periods ended June 30, 2009 and 2008, respectively.  For the three-month periods ended June 30, 2009 and 2008, the expenses were $1.2 ($0.8 after tax) and $1.1 ($0.7 after tax), respectively.

As of June 30, 2009, there were $6.9 of total unrecognized compensation costs related to non-vested share-based compensation awards granted under the SIP.  Those costs are expected to be recognized over a weighted average period of 2.0 years.

NOTE 6 – Long-term Debt

During the second quarter of 2009, the Company repurchased $3.3 of its 7 3/4% senior notes due in 2012 (the “Senior Notes”), with cash payments totaling $3.0.  In connection with these repurchases, the Company recorded non-cash, pre-tax gains of approximately $0.3.  Total repurchases for the first half of 2009 were $26.4 with cash payments of $22.8 and non-cash, pre-tax gains of approximately $3.6, resulting in an outstanding balance of $504.0 at June 30, 2009 for the remaining Senior Notes.  The repurchases were funded from the Company’s existing cash balances.  The

Company from time to time may continue to make cash repurchases of its outstanding senior notes though open market purchases, privately negotiated transactions or otherwise.  Such repurchases, if any, will depend upon whether any senior notes are offered to the Company by the holders, prevailing market conditions, the Company’s cash and liquidity position and needs, and other relevant factors.  The amounts involved in the repurchases may or may not be material.

The carrying value of the Company’s financial instruments does not differ materially from their estimated fair value at June 30, 2009 and the end of 2008 with the exception of the Company’s long-term debt.  At June 30, 2009, the fair value of the Company’s long-term debt, including current maturities, was approximately $600.3.  The fair value estimate was based on financial market information available to management as of June 30, 2009.  Management is not aware of any significant factors that would materially alter this estimate since that date.  The fair value of the Company’s long-term debt, including current maturities, at December 31, 2008 was approximately $515.8.

The senior note indenture includes restrictive covenants regarding (a) the use of proceeds from asset sales, (b) some investments, (c) the amount of sale/leaseback transactions, and (d) transactions by subsidiaries and with affiliates.  Furthermore, the senior note indenture imposes the following additional financial covenants:

●
A minimum interest coverage ratio of at least 2.5 to 1 for the incurrence of debt.  Failure to meet this covenant would not constitute an event of default.  Rather it would limit the amount of additional debt the Company could incur to $100.0 beyond the borrowing available under our existing revolving credit facility.  At June 30, 2009, the ratio was approximately 3.4 to 1 and the Company believes that as a result of continued weak economic conditions, the interest coverage ratio could be below 2.5 later in 2009.  However, other than the impact on borrowing noted above, noncompliance with this covenant would not materially impact the Company’s cash or liquidity position.  The ratio is calculated by dividing the interest expense, including capitalized interest and fees on letters of credit, into EBITDA (defined, essentially, as operating income (i) before interest, income taxes, depreciation, amortization of intangible assets and restricted stock, extraordinary items and purchase accounting and asset distributions, (ii) adjusted for income before income taxes for discontinued operations, and (iii) reduced for the charges related to impairment of goodwill special charges, and pension and other postretirement employee benefit obligation corridor charges).  The corridor charges are amortized over a 10-year period for this calculation.

●
A limitation on “restricted payments,” which consist primarily of dividends and share repurchases, of $25.0 plus 50% of cumulative net income (or minus 100% of cumulative net loss) from April 1, 2002.  As of June 30, 2009, the limitation on restricted payments was $78.6.

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

NOTE 7 – Income Taxes

Income taxes recorded through June 30, 2009 have been estimated based on year-to-date income and projected results for the full year.  The amounts recorded reflect the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes standards for the recognition and measurement of tax positions taken or expected to be taken on a tax return.

The balance of unrecognized tax benefits at December 31, 2008 was $49.1.  For the six-month period ended June 30, 2009, the unrecognized tax benefits related to tax positions taken in prior periods increased by $4.8.  This increase related to income generated by foreign subsidiaries.  The portion of the increase in unrecognized tax benefits that will affect the effective tax rate is $4.8.  For 2009, it is estimated the Company will record an additional $0.7 of unrecognized tax benefits related to tax positions likely to be taken on tax returns to be filed for the current year with no effect on the effective tax rate.

The Company recognizes interest and penalties accrued related to uncertain tax positions as a component of income tax expense. Accrued interest and penalties are included in other non-current liabilities in the condensed consolidated balance sheets.  The balance of interest and penalties at December 31, 2008 was $7.3.  For the three- and six-month periods ended June 30, 2009, the Company recognized approximately $0.6 and $1.5, respectively, in interest and penalties.

Certain tax positions exist for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change within twelve months of June 30, 2009.  The Company has filed an appeal with taxing authorities to resolve a state tax issue related to the Company’s filing position for tax years prior to 2002.  The resolution of this issue, if concluded in the Company’s favor, is estimated to reduce related unrecognized tax benefits within the next twelve months by approximately $0.3 to $0.9.

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

NOTE 8 – Comprehensive Income (Loss)

Comprehensive income (loss), net of tax, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income (loss) attributable to AK Steel Holding Corporation	$(47.2)	$145.2	$(120.6)	$246.3
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	2.3	0.7	0.9	1.2
Derivative instrument hedges, mark to market:
Gain/(loss) arising in period	(0.3)	11.3	(21.9)	31.5
Reclass of (gain) loss included in net income	9.5	(3.4)	13.7	(2.6)
Unrealized holding gain (loss) on securities	1.6	0.3	0.2	(0.4)
Pension and other postretirement benefit adjustment	(9.1)	(8.1)	(18.1)	161.3

Comprehensive income (loss)	$(43.2)	$146.0	$(145.8)	$437.3

A deferred tax rate of approximately 38.25% was applied to derivative instrument hedges, unrealized gains and losses and the pension and other postretirement benefit adjustment.

Accumulated other comprehensive income, net of tax, is as follows:

	June 30,	December 31,
	2009	2008
Foreign currency translation	$4.2	$3.3
Derivative instrument hedges	(37.2)	(29.0)
Unrealized loss on investments	(3.7)	(3.9)
Employee benefit liability	171.1	189.2
Accumulated other comprehensive income	$134.4	$159.6

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

AK Steel and its predecessors have been conducting steel manufacturing and related operations since the year 1900.  Although the Company believes its operating practices have been consistent with prevailing industry standards during this time, hazardous materials may have been released in the past at one or more operating sites or third party sites, including operating sites that the Company no longer owns.  The Company has estimated potential remediation expenditures for those sites where future remediation efforts are probable based on identified conditions, regulatory requirements or contractual obligations arising from the sale of a business or facility.  At June 30, 2009, the Company had recorded $17.7 in accrued liabilities and $40.3 in other non-current liabilities on its condensed consolidated balance sheets for estimated probable costs relating to environmental matters.  The comparable balances recorded by the Company at December 31, 2008 were $16.5 in accrued liabilities and $40.8 in other non-current liabilities.  In general, the material components of these accruals include the costs associated with investigations, delineations, risk assessments, remedial work, governmental response and oversight costs, site monitoring, and preparation of reports to the appropriate environmental agencies.  The ultimate costs to the Company with respect to each site cannot be predicted with certainty because of the evolving nature of the investigation and remediation process.  Rather, to develop the estimates of the probable costs, the Company must make certain assumptions.

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

AK Steel previously reported that it has been negotiating with the Pennsylvania Department of Environmental Protection (“PADEP”) to resolve an alleged unpermitted discharge of wastewater from the closed Hillside Landfill at the former Ambridge Works.  AK Steel now has reached a settlement in this matter and on July 15, 2009 the parties entered into a Consent Order and Agreement (the “Consent Order”) to memorialize that settlement.  Under the terms of the Consent Order, AK Steel will implement various corrective actions, including an investigation of the area where activities were conducted regarding the landfill, submission of a plan to collect and treat surface waters and seep discharges, and upon approval from PADEP, implementation of that plan.  Also, as part of the Consent Order, AK Steel will pay a civil penalty of five hundred twenty-five thousand dollars.  AK Steel anticipates that the cost associated with this matter will be approximately $2.8 in capital costs and $1.4 in expenses, including the civil penalty.  The Company has accrued the $1.4 for anticipated expenses associated with this matter.

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

As previously reported, on June 29, 2000, the United States filed a complaint on behalf of the EPA against AK Steel in the U.S. District Court for the Southern District of Ohio (the “Court”), Case No. C-1-00530, for alleged violations of the Clean Air Act, the Clean Water Act and the RCRA at the Middletown Works.  Subsequently, the State of Ohio, the Sierra Club and the National Resources Defense Council intervened.  On April 3, 2006, a proposed Consent Decree in Partial Resolution of Pending Claims (the “Consent Decree”), executed by all parties, was lodged with the Court.  After a 30-day notice period, the Consent Decree was entered by the Court on May 15, 2006.  Under the Consent Decree, the Company will implement certain RCRA corrective action interim measures to address polychlorinated biphenyls (“PCBs”) in sediments and soils relating to Dicks Creek and certain other specified surface waters, adjacent floodplain areas, and other previously identified geographic areas. The Company also will undertake a comprehensive RCRA facility investigation at its Middletown Works and, as appropriate, complete a corrective measures study. Under the Consent Decree, the Company paid a civil penalty of $0.46 and agreed to perform a supplemental environmental project to remove ozone-depleting refrigerants from certain equipment at an estimated cost of $0.85.  The Company has completed performance of the supplemental environmental project, and the project has been approved by the EPA.  The Company anticipates that the cost of the remaining remedial work required under the Consent Decree will be approximately $18.0, consisting of approximately $3.2 in capital investments and $14.8 in expenses.  The Company has accrued the $14.8 for anticipated expenses associated with this project. Additional work will be performed to more definitively delineate the soils and sediments which will need to be removed under the Consent Decree.  Until that process is complete, the Company cannot reliably determine whether the actual cost of the work required under the Consent Decree will exceed the amount presently accrued.  If there are additional costs, the Company does not anticipate at this time that they will have a material financial impact on the Company.  The Company cannot reliably estimate at this time the timeframe during which the accrued or potential additional costs would be incurred.

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

As previously reported, on January 2, 2002, John D. West, a former employee, filed a purported class action in the United States District Court for the Southern District of Ohio against the AK Steel Corporation Retirement Accumulation Pension Plan, or AK RAPP, and the AK Steel Corporation Benefit Plans Administrative Committee.  Mr. West claims that the method used under the AK RAPP to determine lump sum distributions does not comply with the Employment Retirement Income Security Act of 1974 (“ERISA”) and resulted in underpayment of benefits to him and the other class members.  The District Court ruled in favor of the plaintiff class and on March 29, 2006 entered an amended final judgment against the defendants in the amount of $37.6 in damages and $7.3 in prejudgment interest, for a total of approximately $44.9, with post judgment interest accruing at the rate of 4.7% per annum until paid.  The defendants appealed to the United States Court of Appeals for the Sixth Circuit.  On April 20, 2007, a panel of the Court of Appeals issued an opinion in which it affirmed the decision of the District Court.  On November 16, 2007, defendants filed a petition for certiorari with the Supreme Court of the United States.  On January 12, 2009, the Supreme Court rejected the defendants’ petition, leaving intact the decisions of the courts below.  On January 29, 2009, plaintiffs filed a motion for an order to determine the manner of satisfying the judgment.  On March 25, 2009, the Court entered an agreed order granting that motion.  Pursuant to that agreed order, on April 1, 2009 defendants paid the sum of approximately $51.5 into a court-approved interest bearing account. The funds used to make this payment were from the AK Steel Master Pension Trust. The payment ends defendants’ liability to the class members pursuant to the judgment in this matter, including with respect to interest which accrues on the judgment. It does not resolve defendants’ liability with respect to a claim for attorneys’ fees by plaintiffs’ counsel.  On April 2, 2009 plaintiffs’ counsel filed two motions seeking awards of attorneys’ fees.  The first motion seeks a statutory award of fees in the approximate amount of $1.9 which would be paid by defendants if the motion is granted.  The second motion seeks a separate award of fees in the amount of 28% of the funds already paid into court which would be paid out of those funds if the motion is granted.  On May 18, 2009 and May 19, 2009, the defendants filed separate memoranda in opposition to each of these motions.  Both motions remain pending and the defendants intend to continue to contest them vigorously.

On October 20, 2005, two individuals filed a purported class action against AK Steel and the AK Steel Corporation Benefit Plans Administrative Committee in the United States District Court for the Southern District of Ohio, Case No. 1:05-cv-681. The complaint alleges that the defendants incorrectly calculated the amount of surviving spouse benefits due to be paid to the plaintiffs under the applicable pension plan.  On December 19, 2005, the defendants filed their answer to the complaint. The parties subsequently filed cross-motions for summary judgment on the issue of whether the applicable plan language had been properly interpreted.  On September 28, 2007, the United States Magistrate Judge assigned to the case issued a Report and Recommendation in which he recommended that the plaintiffs’ motion for partial summary judgment be granted and that the defendants’ motion be denied.  The defendants filed timely objections to the Magistrate’s Report and Recommendation.   On March 31, 2008, the court issued an order adopting the Magistrate’s recommendation and granting partial summary judgment to the plaintiffs on the issue of plan interpretation.  The plaintiffs’ motion for class certification was granted by the Court on October 27, 2008.  The case is proceeding with respect to discovery on the issue of damages.  No trial date has been set.  The defendants intend to contest this matter vigorously.

In September and October, 2008, several companies filed purported class actions in the United States District Court for the Northern District of Illinois, against nine steel manufacturers, including AK Holding.  The Case Nos. for these actions are 08CV5214, 08CV5371, 08CV5468, 08CV5633, 08CV5700, 08CV5942 and 08CV6197.  The plaintiffs are companies which claim to have purchased steel products from one or more of the defendants and they purport to file the actions on behalf of all persons and entities who purchased steel products for delivery or pickup in the United States from any of the named defendants at any time from at least as early as January 2005 to the present. The complaints allege that the defendant steel producers have conspired to restrict output and to fix, raise, stabilize and maintain artificially high prices with respect to steel products in the United States.  On January 2, 2009, the defendants filed motions to dismiss all of the claims set forth in the Complaints.  On June 12, 2009, the court issued an Order denying the defendants’ motions to dismiss.  Discovery has not yet commenced and no trial date has been set.  AK Holding intends to contest this matter vigorously.

On January 28, 2009, the City of Monroe, Ohio (“Monroe”) filed an action in the United States District Court for the Southern District of Ohio against Middletown Coke Company, Inc. and SunCoke Energy, Inc., Case No. 1-09-CV-63.   The complaint purports to be filed pursuant to Section 304(a)(3) of the Clean Air Act (“CAA”), 42 U.S.C. § 7604(a)(3), and seeks injunctive relief, civil penalties, attorney fees, and other relief to prevent the construction of a new cokemaking facility on property adjacent to the Company’s Middletown Works.   The coke produced by the facility would be used by the Middletown Works.  See discussion of SunCoke contract in Note 12.  The Complaint alleges that the new facility will be a stationary source of air pollution without a permit issued under the New Source Review program of the CAA, including its Prevention of Significant Deterioration and Nonattainment New Source Review requirements.  On February 23, 2009, Monroe also filed a motion for a preliminary injunction seeking to prevent construction of the cokemaking facility.  On May 27, 2009, Monroe withdrew its preliminary injunction motion without prejudice to refiling. On February 27, 2009, the defendants filed a motion to dismiss, or in the alternative to stay, the action pending final resolution of appeals to the Ohio Environmental Review Appeals Commission (“ERAC”) by Monroe and others of a Permit to Install the cokemaking facility issued by the Ohio Environmental Protection Agency, Case Nos. 096256, 096265 and 096268-096285, consolidated.  In March, 2009, AK Steel became a party to both the pending federal action and the pending appeals to the Ohio ERAC for the purpose of supporting the issuance of the permit to install and opposing the efforts by Monroe and others to prevent construction of the facility.  The above-referenced motions remain pending and discovery has commenced in both proceedings.  No trial date has been set in the pending federal action.   A final hearing has been scheduled for February 1, 2010 in the ERAC appeals.  AK Steel intends to contest both matters vigorously.

On June 1, 2009 the Chinese Ministry of Commerce (“MOFCOM”) initiated antidumping and countervailing duty investigations of imports of grain oriented electrical steel (“GOES”) from Russia and the United States.  China initiated the investigations based on a petition filed by two Chinese steelmakers.  These two steelmakers allege that AK Steel and Allegheny Technologies Inc. of the United States and Novolipetsk Steel of Russia exported GOES to China at less than fair value, and that the production of GOES in the United States has been subsidized by the government.  Under the rules of the World Trade Organization, such investigations normally take twelve months to complete and must be completed within eighteen months.  If the Chinese authorities find dumping or subsidization, they may impose additional duties on future imports of GOES from Russia and/or the United States to China.  The duties would not apply to past imports.  AK Steel intends to fully cooperate with MOFCOM in the investigations, but plans to vigorously contest the trade complaints filed by the two Chinese steel companies.

On June 18, 2009, three former hourly members of the Butler Armco Independent Union filed a purported class action against AK Steel in the United States District Court for the Southern District of Ohio, Case No. 1-09CV00423 (the “2009 Retiree Action”), alleging that AK Steel did not have a right to make changes to their healthcare benefits.  The named plaintiffs in the 2009 Retiree Action seek, among other things, injunctive relief for themselves and the other members of a proposed class, including an order retroactively rescinding certain changes to retiree healthcare benefits negotiated by AK Steel with its unions.  The proposed class the plaintiffs seek to represent would consist of all union-represented retirees of AK Steel other than those retirees who were included the class covered by the Middletown Works Retiree Healthcare Benefits Litigation described immediately below.  The Company has not yet filed a responsive pleading in the 2009 Retiree Action and no such pleading is yet due.  No discovery has commenced and no trial date has yet been set.   AK Steel intends to contest this matter vigorously.

Middletown Works Retiree Healthcare Benefits Litigation

On June 1, 2006, AK Steel notified approximately 4,600 of its current retirees (or their surviving spouses) who formerly were hourly and salaried members of the Armco Employees Independent Federation (“AEIF”) that AK Steel was terminating their existing healthcare insurance benefits plan and implementing a new plan more consistent with current steel industry practices which would require the retirees to contribute to the cost of their healthcare benefits, effective October 1, 2006.  On July 18, 2006, a group of nine former hourly and salaried members of the AEIF filed a purported class action (the “Retiree Action”) in the United States District Court for the Southern District of Ohio (the “Court”), Case No. 1-06CV0468, alleging that AK Steel did not have a right to make changes to their healthcare benefits. The named plaintiffs in the Retiree Action sought, among other things, injunctive relief (including an order retroactively rescinding the changes) for themselves and the other members of the class.  On August 4, 2006, the plaintiffs in the Retiree Action filed a motion for a preliminary injunction seeking to prevent AK Steel from implementing the previously announced changes to healthcare benefits with respect to the AEIF-represented hourly employees.  AK Steel opposed that motion, but on September 22, 2006 the trial court issued an order granting the motion.  On October 8, 2007, the Company announced that it had reached a tentative settlement (the “Settlement”) of the claims of the retirees in the Retiree Action.

The Settlement was subject to approval by the Court.  On October 25, 2007, the parties filed a joint motion asking the Court to approve the Settlement.  On November 1, 2007, an order was issued by the Court granting the plaintiffs’ motion for class certification. On November 2, 2007, the Court issued an order giving preliminary approval of the Settlement and scheduled a hearing (the “Fairness Hearing”) on final approval of the Settlement beginning on February 12, 2008.  In November 2007, notice of the Settlement was sent to all retirees or their surviving spouses who would be covered by the terms of the Settlement (collectively, the “Class Members”).  Between the time the original notification of the benefit changes was sent on June 1, 2006 and the time that membership in the class was determined, the number of Class Members had increased to approximately 4,870.  With dependents of the Class Members, the total number of persons covered by the Settlement is approximately 8,300.

The Class Members were given the opportunity to object to the Settlement in writing and, if they so objected in writing, to oppose it orally at the Fairness Hearing.  A group of retirees did file objections.  The Fairness Hearing was conducted on February 12-13, 2008.  The objecting retirees were represented by counsel at the Fairness Hearing and did oppose the Settlement.  On February 21, 2008, the Court issued a written decision approving the Settlement.  The final judgment (the “Judgment”) formally approving the Settlement was entered on February 29, 2008.  The Settlement became effective on that date.  The Class Members who opposed the Settlement filed appeals from the Judgment to the United States Court of Appeals for the Sixth Circuit, Case Nos. 08-3166 and 08-3354.  On April 7, 2009, the Court of Appeals issued an opinion in which it affirmed the decision of the trial court to approve the Settlement.  Under the applicable rules, the Class Members who opposed the Settlement had up to ninety days to seek review of that opinion.  No such review was sought and the Settlement thus became final on July 6, 2009.

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

Because the appeal was pending at the time of this first annual payment, that payment was made into an escrow account.  As noted above, the appeal now has been resolved and the Settlement is final.  Thus, the funds which were being held in an escrow account have been transferred to the VEBA Trust.  The Company’s only remaining liability with respect to the OPEB Obligations to the Class Members will be to make the remaining two annual cash contributions of $65.0 each to the VEBA Trust that have not yet been paid.

At the time of the Fairness Hearing, the Company’s total OPEB liability for all of its retirees was approximately $2.0 billion.  Of that amount, approximately $1.0 billion was attributable to the Class Members.  Immediately following the Judgment approving the Settlement, the Company’s total OPEB liability was reduced by approximately $339.1.  This reduction in the Company’s OPEB liability is being treated as a negative plan amendment and amortized as a reduction to net periodic benefit cost over approximately eleven years.  This negative plan amendment will result in an annual net periodic benefit cost reduction of approximately $30.0 in addition to the lower interest costs associated with the lower OPEB liability.  Upon payment on March 4, 2008 of the initial $468.0 contribution by AK Steel to the

VEBA Trust in accordance with the terms of the Settlement, the Company’s total OPEB liability was reduced further to approximately $1.1 billion.  The Company’s total OPEB liability was further reduced by the $65.0 payment made by the Company on March 3, 2009.  The Company’s total OPEB liability will be reduced further by the amount of each subsequent annual $65.0 payment.  In total, it is expected that the $663.0 Settlement with the Class Members ultimately will reduce the Company’s total OPEB liability by approximately $1.0 billion.

For accounting purposes, a settlement of the Company’s OPEB Obligations related to the Class Members will be deemed to have occurred when AK Steel makes the last $65.0 payment called for under the Settlement.

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

The following fair value table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2009, and December 31, 2008.  There were no valuations using Level 3 inputs.

	June 30, 2009			December 31, 2008
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Available for sale investments–
Marketable equity securities (1)	$23.5	$—	$23.5	$23.0	$—	$23.0
Commodity hedge contracts (2)	—	2.3	2.3	—	0.6	0.6
Assets measured at fair value	$23.5	$2.3	$25.8	$23.0	$0.6	$23.6

Liabilities (3):
Foreign exchange contracts	$—	$1.1	$1.1	$—	$1.3	$1.3
Commodity hedge contracts	—	45.9	45.9	—	52.2	52.2
Liabilities measured at fair value	$—	$47.0	$47.0	$—	$53.5	$53.5

(1) Held in a trust and included in Other investments on the Condensed Consolidated Balance Sheets.
(2) Included in Current assets and Other non-current assets on the Condensed Consolidated Balance Sheets.
(3) Included in Accrued liabilities and Other non-current liabilities on the Condensed Consolidated Balance Sheets.

NOTE 11 – Investments in an Unrealized Loss Position

The Company has investments for a nonqualified pension plan with fair values at June 30, 2009 less than cost.  The investments are in four mutual funds representing the S&P 500 index, the Russell 1000 Value index, the Russell 1000 Growth index, and an EAFE index.  The funds suffered significant declines which started in the second half of 2008 and continued into the first few months of 2009, consistent with the significant downturn in the equities markets that occurred during that period. The funds did begin to recover some of the losses beginning in March and into the second quarter of 2009.  The Company evaluated past periods of market declines and the related periods of recovery.  The investments in index funds represent broad asset categories designed to track macro economic conditions.  The Company believes that the current macro economic conditions are temporary and that its investments in the above-referenced funds will recover to levels higher than cost within a reasonable period of time.  The Company has no short term cash requirements for these investments and has no intentions of liquidating them before a period of time sufficient for the markets to recover.  Based on this market evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a recovery of fair value, the Company does not consider those investments to be other than temporarily impaired at June 30, 2009.  The Company will continue to monitor the positions.  It is possible that a portion of the unrealized loss could be recognized in the second half of 2009 if the market recovery fails to continue.

INVESTMENTS IN AN UNREALIZED LOSS POSITION
At June 30, 2009

	Loss Position		Loss Position		Loss Position
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Investment
Marketable Equity Securities	—	—	$16.2	$6.1	$16.2	$6.1

NOTE 12 – Variable Interest Entity

In the first quarter of 2008, the Company’s Board of Directors approved a 20-year supply contract with Middletown Coke Company, Inc. (“Middletown Coke”), an affiliate of SunCoke Energy, Inc. (“SunCoke”), to provide the Company with metallurgical-grade coke and electrical power.  The coke and power will come from a new facility to be constructed, owned and operated by Middletown Coke adjacent to the Company’s Middletown Works.  The proposed new facility is expected to produce about 550,000 tons of coke and 50 megawatts of electrical power annually.  The anticipated cost to build the facility is approximately $340.0.  Under the agreement, the Company will purchase all of the coke and electrical power generated from the new plant for at least 20 years, helping the Company achieve its goal of more fully integrating its raw material supply and providing about 25% of the power requirements of Middletown Works.  The agreement is contingent upon, among other conditions, Middletown Coke receiving all necessary local, state and federal approvals and permits, as well as available economic incentives, to build and operate the proposed new facility.  See discussion of Monroe litigation in Note 9.  There are no plans to idle any existing cokemaking capacity if the proposed SunCoke project is consummated.  Even though the Company has no ownership interest in Middletown Coke, the expected production from the facility is completely committed to the Company.  As such, Middletown Coke is deemed to be a variable interest entity and the financial results of Middletown Coke are required to be consolidated with the results of the Company as directed by FASB Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities.  At June 30, 2009, Middletown Coke had added approximately $60.4 in assets net of current liabilities and $61.0 in other liabilities to the Company’s condensed consolidated balance sheets.

NOTE 13 –Disclosures About Derivative Instruments and Hedging Activities

In the ordinary course of business, the Company is exposed to market risk for price fluctuations of raw materials and energy sources.  The Company uses cash settled commodity price swaps and/or options to hedge the market risk associated with nickel, aluminum, zinc and natural gas.  The Company is also subject to risks of exchange rate fluctuations on a portion of inter-company receivables that are denominated in foreign currencies.  The Company occasionally uses forward currency contracts to manage exposures to certain of these currency price fluctuations.  As of June 30, 2009, the Company had entered into forward currency contracts in the amount of 16,300,000 euros.

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

Existing commodity hedges at June 30, 2009 have settlement dates ranging from July 2009 to December 2010.  The amount of the existing losses expected to be reclassified into earnings with the next twelve months is $32.6.

As of June 30, 2009 the Company had the following outstanding commodity price swaps and/or options that were entered into to hedge forecasted purchases.

Commodity	Amount	Unit
Nickel	934,191	lbs
Aluminum	660,000	lbs
Zinc	3,000,000	lbs
Natural Gas	12,750,000	MMBTU’s

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets
as of June 30, 2009

	Balance Sheet Location	Asset Fair Value	Liability Fair Value
Derivatives designated as hedging instruments
Commodity contracts	Accrued liabilities	$—	$40.7
Commodity contracts	Other non-current liabilities	—	4.8

Total derivatives designated as hedging instruments		$—	$45.5

Derivatives not designated as hedging instruments
Foreign exchange contracts	Accrued liabilities	$—	$1.1
Commodity contracts	Other current assets	1.8	—
Commodity contracts	Other non-current assets	0.5	—
Commodity contracts	Accrued liabilities	—	0.3
Commodity contracts	Other non-current liabilities	—	0.1

Total derivatives not designated as hedging instruments		$2.3	$1.5
Total derivatives		$2.3	$47.0

Table reflects derivative classification under FAS 133

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations
for the three and six months ended June 30, 2009

	Gain (Loss)
	Three months ended	Six months ended
	June 30, 2009	June 30, 2009
DERIVATIVES IN FAS 133 CASH FLOW HEDGING RELATIONSHIPS:
Commodity Contracts
Amount recognized in OCI	$(0.3)	$(21.9)
Amount reclassified from accumulated OCI into cost of products sold (effective portion)	(9.5)	(13.7)
Amount recognized in cost of products sold (ineffective portion and amount excluded from effectiveness testing)	(1.3)	(1.5)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS UNDER FAS 133:
Foreign Exchange Contracts
Amount recognized in other income, net	(0.6)	0.2

Commodity Contracts
Amount recognized in cost of products sold	3.0	2.6

NOTE 14 – Subsequent Events

There were no reportable subsequent events or transactions that occurred in the time period after the June 30, 2009 balance sheet date and prior to August 4, 2009, which is the date of this Form 10-Q filing with the Securities and Exchange Commission.

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

NOTE 16 – New Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)”, (“FAS 167”).  FAS 167 requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  This Statement is effective for fiscal years beginning on or after November 15, 2009.  The Company is currently evaluating the impact of the adoption of FAS 167 on its financial position and results of operations.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”.  This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion No. 28 “Interim Financial Reporting”, to require disclosures in summarized financial information at interim reporting periods.  This FSP is effective for the Company for the period ended June 30, 2009 and relates to disclosures to be made about the fair value of its financial instruments.

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

In February 2008, the FASB issued FASB Staff Position Financial Accounting Standard No. 157-2, “Effective Date of FASB Statement No. 157”, (“FSP FAS 157-2”).  FSP FAS 157-2 delays the effective date of FAS 157 from 2008 to 2009 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The Company applied the provisions of FSP FAS 157-2 on January 1, 2009 and it had no impact on its financial position or results of operations.

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

Condensed Statements of Operations
For the Three Months Ended June 30, 2009

	AK Holding	AK Steel	Guarantor Subsidiaries	Other	Eliminations	Consolidated Company
Net sales	$—	$658.4	$25.0	$129.5	$(19.3)	$793.6
Cost of products sold	—	630.0	22.0	126.2	(11.6)	766.6
Selling and administrative expenses	0.9	45.9	2.2	4.8	(5.9)	47.9
Depreciation	—	49.8	1.6	0.2	—	51.6
Total operating costs	0.9	725.7	25.8	131.2	(17.5)	866.1

Operating profit (loss)	(0.9)	(67.3)	(0.8)	(1.7)	(1.8)	(72.5)
Interest expense	—	9.1	—	0.1	—	9.2
Other income (expense)	—	(1.2)	—	30.0	(25.4)	3.4

Income (loss) before income taxes	(0.9)	(77.6)	(0.8)	28.2	(27.2)	(78.3)
Income tax provision (benefit)	(0.3)	(35.8)	(0.3)	10.4	(4.3)	(30.3)
Income (loss) from continuing operations	(0.6)	(41.8)	(0.5)	17.8	(22.9)	(48.0)
Less: income (loss) attributable to noncontrolling interests	—	—	—	(0.8)	—	(0.8)
Income (loss) attributable to AK Steel Holding Corporation	(0.6)	(41.8)	(0.5)	18.6	(22.9)	(47.2)
Equity in net income of subsidiaries	(46.6)	(4.8)	—	—	51.4	—
Net income (loss) attributable to AK Steel Holding Corporation	$(47.2)	$(46.6)	$(0.5)	$18.6	$28.5	$(47.2)

Condensed Statements of Operations
For the Three Months Ended June 30, 2008

	AK Holding	AK Steel	Guarantor Subsidiaries	Other	Eliminations	Consolidated Company
Net sales	$—	$2,059.6	$62.0	$176.3	$(61.3)	$2,236.6
Cost of products sold	0.1	1,725.0	54.3	148.9	(36.0)	1,892.3
Selling and administrative expenses	0.9	62.5	3.2	4.9	(16.5)	55.0
Depreciation	—	49.5	1.7	0.2	—	51.4
Total operating costs	1.0	1,837.0	59.2	154.0	(52.5)	1,998.7

Operating profit (loss)	(1.0)	222.6	2.8	22.3	(8.8)	237.9
Interest expense	—	11.5	—	0.1	—	11.6
Other income (expense)	—	(1.9)	8.0	13.7	(16.0)	3.8

Income (loss) before income taxes	(1.0)	209.2	10.8	35.9	(24.8)	230.1
Income tax provision (benefit)	(0.3)	96.7	3.7	12.1	(27.6)	84.6
Income (loss) from continuing operations	(0.7)	112.5	7.1	23.8	2.8	145.5
Less: income (loss) attributable to noncontrolling interests	—	—	—	0.3	—	0.3
Income (loss) attributable to AK Steel Holding Corporation	(0.7)	112.5	7.1	23.5	2.8	145.2
Equity in net income of subsidiaries	145.9	33.4	—	—	(179.3)	—
Net income (loss) attributable to AK Steel Holding Corporation	$145.2	$145.9	$7.1	$23.5	$(176.5)	$145.2

Condensed Statements of Operations
For the Six Months Ended June 30, 2009

	AK Holding	AK Steel	Guarantor Subsidiaries	Other	Eliminations	Consolidated Company
Net sales	$—	$1,482.2	$57.2	$219.8	$(43.4)	$1,715.8
Cost of products sold	—	1,457.0	52.6	207.2	(27.2)	1,689.6
Selling and administrative expenses	2.0	93.5	4.7	8.7	(13.2)	95.7
Depreciation	—	99.3	3.3	0.3	—	102.9
Total operating costs	2.0	1,649.8	60.6	216.2	(40.4)	1,888.2

Operating profit (loss)	(2.0)	(167.6)	(3.4)	3.6	(3.0)	(172.4)
Interest expense	—	19.3	—	0.1	—	19.4
Other income (expense)	—	—	—	31.1	(25.4)	5.7

Income (loss) before income taxes	(2.0)	(186.9)	(3.4)	34.6	(28.4)	(186.1)
Income tax provision (benefit)	(0.7)	(71.1)	(1.2)	12.9	(4.4)	(64.5)
Income (loss) from continuing operations	(1.3)	(115.8)	(2.2)	21.7	(24.0)	(121.6)
Less: income (loss) attributable to noncontrolling interests	—	—	—	(1.0)	—	(1.0)
Income (loss) attributable to AK Steel Holding Corporation	(1.3)	(115.8)	(2.2)	22.7	(24.0)	(120.6)
Equity in net income of subsidiaries	(119.3)	(3.5)	—	—	122.8	—
Net income (loss) attributable to AK Steel Holding Corporation	$(120.6)	$(119.3)	$(2.2)	$22.7	$98.8	$(120.6)

Condensed Statements of Operations
For the Six Months Ended June 30, 2008

	AK Holding	AK Steel	Guarantor Subsidiaries	Other	Eliminations	Consolidated Company
Net sales	$—	$3,718.1	$119.4	$304.2	$(113.7)	$4,028.0
Cost of products sold	0.1	3,133.1	104.2	252.4	(84.3)	3,405.5
Selling and administrative expenses	1.7	124.3	6.3	9.2	(30.0)	111.5
Depreciation	—	99.7	3.4	0.3	—	103.4
Total operating costs	1.8	3,357.1	113.9	261.9	(114.3)	3,620.4

Operating profit (loss)	(1.8)	361.0	5.5	42.3	0.6	407.6
Interest expense	—	23.2	—	0.1	—	23.3
Other income (expense)	—	(5.9)	11.7	26.7	(23.3)	9.2

Income (loss) before income taxes	(1.8)	331.9	17.2	68.9	(22.7)	393.5
Income tax provision (benefit)	(0.6)	148.9	6.0	23.0	(30.3)	147.0
Income (loss) from continuing operations	(1.2)	183.0	11.2	45.9	7.6	246.5
Less: income (loss) attributable to noncontrolling interests	—	—	—	0.2	—	0.2
Income (loss) attributable to AK Steel Holding Corporation	(1.2)	183.0	11.2	45.7	7.6	246.3
Equity in net income of subsidiaries	247.5	64.5	—	—	(312.0)	—
Net income (loss) attributable to AK Steel Holding Corporation	$246.3	$247.5	$11.2	$45.7	$(304.4)	$246.3

Condensed Balance Sheets
As of June 30, 2009

	AK Holding	AK Steel	Guarantor Subsidiaries	Other	Eliminations	Consolidated Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$367.9	$—	$17.9	$—	$385.8
Accounts receivable, net	—	215.0	12.1	52.2	(0.2)	279.1
Inventories, net	—	464.7	15.4	69.8	(18.5)	531.4
Deferred tax asset	—	341.5	—	—	—	341.5
Other current assets	0.3	68.1	0.5	0.5	—	69.4
Total Current Assets	0.3	1,457.2	28.0	140.4	(18.7)	1,607.2
Property, Plant and Equipment	—	5,187.3	89.6	79.7	—	5,356.6
Less accumulated depreciation	—	(3,265.0)	(44.4)	(9.6)	—	(3,319.0)
Property, Plant and Equipment, Net	—	1,922.3	45.2	70.1	—	2,037.6
Other Assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	—	55.6
Investment in affiliates	(1,259.4)	1,259.4	40.1	977.8	(1,017.9)	—
Inter-company accounts	2,064.9	(3,030.1)	(23.6)	(305.5)	1,294.3	—
Other investments	—	27.7	—	20.3	—	48.0
Goodwill	—	—	32.9	4.2	—	37.1
Other intangible assets	—	—	0.2	—	—	0.2
Deferred tax asset	—	503.4	—	—	—	503.4
Other non-current assets	—	10.1	—	0.2	—	10.3
TOTAL ASSETS	$805.8	$2,150.0	$178.4	$907.5	$257.7	$4,299.4

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$298.9	$2.2	$11.5	$(0.2)	$312.4
Accrued liabilities	—	223.4	2.2	2.2	—	227.8
Current portion of long-term debt	—	0.7	—	—	—	0.7
Current portion of pension and other postretirement benefit obligations	—	149.2	—	—	—	149.2
Total Current Liabilities	—	672.2	4.4	13.7	(0.2)	690.1
Non-current Liabilities:
Long-term debt	—	606.1	—	—	—	606.1
Pension and other postretirement benefit obligations	—	1,981.5	0.5	—	—	1,982.0
Other non-current liabilities	—	149.6	—	62.4	1.7	213.7
Total Non-current Liabilities	—	2,737.2	0.5	62.4	1.7	2,801.8
TOTAL LIABILITIES	—	3,409.4	4.9	76.1	1.5	3,491.9
TOTAL AK STEEL HOLDING CORPORATION STOCKHOLDERS’ EQUITY (DEFICIT)	805.8	(1,259.4)	173.5	829.7	256.2	805.8
Noncontrolling interest	—	—	—	1.7	—	1.7
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	805.8	(1,259.4)	173.5	831.4	256.2	807.5
TOTAL LIABILITIES AND EQUITY	$805.8	$2,150.0	$178.4	$907.5	$257.7	$4,299.4

Condensed Balance Sheets
As of December 31, 2008

	AK Holding	AK Steel	Guarantor Subsidiaries	Other	Eliminations	Consolidated Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$548.6	$—	$14.1	$—	$562.7
Accounts receivable, net	—	394.7	19.5	57.2	(1.5)	469.9
Inventories, net	—	481.1	18.6	71.8	(4.7)	566.8
Deferred tax asset	—	333.0	—	—	—	333.0
Other current assets	0.1	69.4	0.3	0.6	—	70.4
Total Current Assets	0.1	1,826.8	38.4	143.7	(6.2)	2,002.8
Property, Plant and Equipment	—	5,179.8	89.5	12.8	—	5,282.1
Less accumulated depreciation	—	(3,170.6)	(41.0)	(9.2)	—	(3,220.8)
Property, Plant and Equipment, Net	—	2,009.2	48.5	3.6	—	2,061.3
Other Assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	—	55.6
Investments in affiliates	(1,074.2)	1,074.2	40.1	960.9	(1,001.0)	—
Inter-company accounts	2,042.1	(2,800.2)	(33.5)	(281.9)	1,073.5	—
Other investments	—	27.3	—	23.1	—	50.4
Goodwill	—	—	32.8	4.3	—	37.1
Other intangible assets	—	—	0.3	—	—	0.3
Deferred tax asset	—	459.1	—	—	—	459.1
Other non-current assets	—	15.2	—	0.2	—	15.4
TOTAL ASSETS	$968.0	$2,611.6	$182.2	$853.9	$66.3	$4,682.0
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$337.7	$2.1	$9.8	$(1.5)	$348.1
Accrued liabilities	—	221.3	2.8	8.9	—	233.0
Current portion of long-term debt	—	0.7	—	—	—	0.7
Current portion of pension and other postretirement benefit obligations	—	152.4	—	—	—	152.4
Total Current Liabilities	—	712.1	4.9	18.7	(1.5)	734.2
Non-current Liabilities:
Long-term debt	—	632.6	—	—	—	632.6
Pension and other postretirement benefit obligations	—	2,143.7	0.5	—	—	2,144.2
Other non-current liabilities	—	197.4	—	0.3	2.6	200.3
Total Non-current Liabilities	—	2,973.7	0.5	0.3	2.6	2,977.1
TOTAL LIABILITIES	—	3,685.8	5.4	19.0	1.1	3,711.3
TOTAL AK STEEL HOLDING CORPORATION STOCKHOLDERS’ EQUITY (DEFICIT)	968.0	(1,074.2)	176.8	832.2	65.2	968.0
Noncontrolling interest	—	—	—	2.7	—	2.7
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	968.0	(1,074.2)	176.8	834.9	65.2	970.7
TOTAL LIABILITIES AND EQUITY	$968.0	$2,611.6	$182.2	$853.9	$66.3	$4,682.0

Condensed Statements of Cash Flows
For the Six Months Ended June 30, 2009

	AK Holding	AK Steel	Guarantor Subsidiaries	Other	Eliminations	Consolidated Company
Net cash flows from operating activities	$(1.1)	$(91.1)	$11.2	$39.5	$(11.1)	$(52.6)
Cash flows from investing activities:
Capital investments	—	(76.2)	(0.2)	(19.2)	—	(95.6)
Other items, net	—	0.2	—	0.1	—	0.3
Net cash flows from investing activities	—	(76.0)	(0.2)	(19.1)	—	(95.3)
Cash flows from financing activities:
Principal payments on long-term debt	—	(23.1)	—	—	—	(23.1)
Purchase of treasury stock	(11.4)	—	—	—	—	(11.4)
Common stock dividends paid	(11.0)	—	—	—	—	(11.0)
Inter-company activity	23.4	(5.9)	(11.1)	(17.5)	11.1	—
Advances from minority interest owner	—	15.5	—	—	—	15.5
Other items, net	0.1	(0.1)	0.1	0.9	—	1.0
Net cash flows from financing activities	1.1	(13.6)	(11.0)	(16.6)	11.1	(29.0)
Net increase (decrease) in cash and cash equivalents	—	(180.7)	—	3.8	—	(176.9)
Cash and equivalents, beginning of period	—	548.6	—	14.1	—	562.7
Cash and equivalents, end of period	$—	$367.9	$—	$17.9	$—	$385.8

Condensed Statements of Cash Flows
For the Six Months Ended June 30, 2008

	AK Holding	AK Steel	Guarantor Subsidiaries	Other	Eliminations	Consolidated Company

Net cash flows from operating activities	$(0.8)	$(240.5)	$2.8	$11.8	$(12.3)	$(239.0)
Cash flows from investing activities:
Capital investments	—	(85.1)	(1.0)	(0.1)	—	(86.2)
Other items, net	—	(3.4)	—	(0.1)	—	(3.5)
Net cash flows from investing activities	—	(88.5)	(1.0)	(0.2)	—	(89.7)
Cash flows from financing activities:
Principal payments on long-term debt	—	(0.3)	—	—	—	(0.3)
Proceeds from exercise of stock options	3.3	—	—	—	—	3.3
Purchase of treasury stock	(9.5)	—	—	—	—	(9.5)
Common stock dividends paid	(11.2)	8.1	(11.7)	(11.8)	15.4	(11.2)
Inter-company activity	18.4	(27.1)	9.9	1.9	(3.1)	—
Tax benefits from stock-based transactions	—	12.3	—	—	—	12.3
Other items, net	(0.2)	0.3	—	1.2	—	1.3
Net cash flows from financing activities	0.8	(6.7)	(1.8)	(8.7)	12.3	(4.1)
Net increase (decrease) in cash and cash equivalents	—	(335.7)	—	2.9	—	(332.8)
Cash and equivalents, beginning of period	—	699.0	—	14.6	—	713.6
Cash and equivalents, end of period	$—	$363.3	$—	$17.5	$—	$380.8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

Beginning late in 2008, the Company reacted quickly to the economic downturn and initiated a concerted, Company-wide effort to reduce controllable costs wherever possible and focused on efforts to conserve cash.  That effort continued throughout the first half of 2009, and included a reduction in salaried employee compensation, an initiative to encourage early retirements of salaried personnel, lock and freeze of the remaining qualified defined benefit pension plans, layoffs of both the salaried and hourly workforce, and a reduction in the salaried workforce.  It further included the temporary idling of certain of the Company’s manufacturing facilities for various periods during the first and second quarters to better match production with customer demand.  At the same time, the Company also continued to focus on its core values – safety, quality and productivity.  The Company achieved considerable success during the first half with respect to all of those efforts – reducing costs, conserving cash, operating safely, and producing the highest quality steel as efficiently as possible under the current market conditions.  Notwithstanding those successes, the Company could not overcome the anemic global demand for steel products that persisted throughout the first half, and its shipments and revenues in the second quarter of 2009 declined significantly compared both to the previous quarter and to the second quarter of 2008.  In addition to planned idling due to the reduced volume, the Company took advantage of the market downturn to perform maintenance on its Middletown Works blast furnace.  The furnace was down for approximately sixteen weeks and was started back up in July 2009.  Details with respect to those changes in shipments and revenue, as well as other factors impacting the Company’s second quarter financial results, are discussed below.

Steel shipments for the three months ended June 30, 2009 and 2008 were 740,600 tons and 1,737,800 tons, respectively.  For the three-month period ended June 30, 2009, value-added products comprised 85.9% of total shipments compared to 79.2% for the three-month period ended June 30, 2008.  Shipments for the six months ended June 30, 2009 and 2008 were 1,519,400 tons and 3,316,200 tons, respectively.  For the six-month period ended June 30, 2009, value-added products comprised 86.1% of total shipments compared to 80.1% for the six-month period ended June 30, 2008.  The percentage of value-added shipments was higher in the respective three- and six-month periods in 2009 primarily due to lower hot-rolled carbon shipments.  These lower hot-rolled shipments were the result of the significant decline in demand and pricing for hot-rolled carbon steel.  Total shipments for the six months ended June 30, 2009 were substantially lower than the same period in 2008 due to weak steel demand in all markets, but especially in the automotive market.  The weak demand in the automotive market was driven by a year-on-year 35% decline in U.S. light vehicles sales for the first half of 2009, resulting in excess inventories of unsold vehicles and the need to reduce production at every North American manufacturer of light vehicles. As a result, North American light vehicle production was down 50% in total for the first half of 2009 compared to first half 2008.  In addition, Chrysler temporarily idled all of its operations on April 30, 2009 as result of its bankruptcy filing, and General Motors also idled many of its plants during the second quarter in advance of its bankruptcy filing.  The reduction in automotive demand was the principal reason for lower coated, cold-rolled, and tubular shipments during the second quarter.  The reduction in stainless / electrical steel shipments also reflects lower demand in the automotive market with respect to stainless and, with respect to electrical, the weakness in the domestic housing market and global economy.  The reduction in hot-rolled was due to weak spot market conditions globally.  The Company continues to focus on maximizing product profitability based on current and projected market demands – both domestically and internationally.  The following presents net shipments by product line:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(tons in thousands)	2009		2008		2009		2008
Stainless / electrical	148.5	20.1%	274.7	15.8%	307.6	20.2%	511.8	15.4%
Coated	322.4	43.5%	717.1	41.3%	672.8	44.3%	1,423.4	42.9%
Cold-rolled	148.8	20.1%	349.0	20.1%	293.0	19.3%	656.0	19.8%
Tubular	16.6	2.2%	34.3	2.0%	34.8	2.3%	67.7	2.0%
Subtotal value-added shipments	636.3	85.9%	1,375.1	79.2%	1,308.2	86.1%	2,658.9	80.1%

Hot-rolled	64.9	8.8%	318.3	18.3%	140.4	9.2%	556.0	16.8%
Secondary	39.4	5.3%	44.4	2.5%	70.8	4.7%	101.3	3.1%
Subtotal non value-added shipments	104.3	14.1%	362.7	20.8%	211.2	13.9%	657.3	19.9%

Total shipments	740.6	100.0%	1,737.8	100.0%	1,519.4	100.0%	3,316.2	100.0%

For the three months ended June 30, 2009, net sales were $793.6, reflecting an approximate 65% decrease from second quarter 2008 net sales of $2,236.6, and an approximate 14% decrease from first quarter 2009 net sales of $922.2.  Net sales during the first six months of 2009 and 2008 were $1,715.8 and $4,028.0, respectively.  Net sales to customers outside the United States for the three- and six-month periods ended June 30, 2009 totaled $190.7 and $370.9, respectively, compared to the three- and six-month periods ended June 30, 2008 totaling $380.7 and $655.3, respectively.  A substantial majority of the revenue outside of the United States is associated with electrical and stainless steel products.  The Company’s average selling price for the second quarter of 2009 was $1,129 per ton, a reduction of approximate 12% from the Company’s second quarter 2008 average selling price of $1,287 per ton and a 5% decrease from the first quarter 2009 average selling price of $1,184 per ton.  The decrease in net sales was caused by weak demand for all steel products, particularly in the automotive market, resulting from the worst global economic conditions in decades.  The decrease in average selling prices in the second quarter versus the first quarter and versus the same period last year was due to lower prices in the spot market and lower surcharges on many of the Company’s products.  Also the value-added product mix was lower in the second quarter of 2009 due to the decline in demand for these products in the automotive market.

Selling and administrative expense for the second quarter of 2009 was $47.9 compared to $55.0 for the same period in 2008.  The reduction was due primarily to lower compensation and employee benefit costs, driven largely by a reduction in headcount, and an overall lower level of spending on other overhead items.  This general reduction in spending resulted from the Company’s prompt and proactive steps to reduce controllable costs in the face of the poor steel industry and overall economic conditions.  Depreciation expense was $51.6 for the second quarter of 2009, slightly higher than the $51.4 for the second quarter of 2008.

The Company recorded operating losses of $72.5 and $172.4, respectively, for the three- and six-month periods ended June 30, 2009.  This compares to operating profit of $237.9 and $407.6, respectively, for the three- and six-month periods ended June 30, 2008.  The principal cause of this decline in operating performance was significantly lower steel shipments driven by reduced customer demand.  Also, the Company’s costs were negatively impacted by continued lower operating volumes in the first half of 2009 versus the first half of 2008, along with higher iron ore costs associated with higher cost inventory carried over into 2009.  These quarter-over-quarter increases in raw material costs were partially offset by a reduction in the cost of other postretirement benefits during the same period.

The Company’s maintenance outage costs in the first half of 2009 were approximately $20.0, which was significantly lower than approximately $44.0 in the corresponding period in 2008.  In the second quarter of 2008, the Company had a planned maintenance outage at its Middletown Works blast furnace.  In the second quarter of 2009, the Company also had a planned outage at its Middletown Works blast furnace, but the outage costs were lower because a greater portion was capital in nature related to the installation of a new hearth.  The 2009 blast furnace outage was completed in July.

The Company expects to incur significantly lower raw material and energy costs during the remainder of 2009 and already is experiencing significant reductions in some of these costs.  Because, however, of the abnormally low production and shipment volumes caused by the poor business conditions starting in the fourth quarter of 2008, the Company continues to consume raw materials, particularly iron ore and hot briquetted iron (“HBI”), which were purchased in 2008 at higher prices than prevail currently. As a consequence, the Company has not yet experienced the full benefit of the lower costs it currently is paying for raw materials but expects to experience an increased benefit from lower raw material costs during the second half of the year.  Associated with these anticipated lower costs, as well as lower levels of inventories, the Company recorded a LIFO credit of $93.9 and $160.0, respectively, for the three and six months ended June 30, 2009, compared to a LIFO charge of $142.5 and $201.9, respectively, for the three and six months ended June 30, 2008.

Interest expense for the three and six months ended June 30, 2009 was $9.2 and $19.4, respectively, compared to $11.6 and $23.3, respectively, for the same periods in 2008.  The decrease was due primarily to the Company’s repurchase, in 2008 and 2009, of a portion of its 7 3/4% senior notes due in 2012.

Other income, net for the three and six months ended June 30, 2009 was $3.4 and $5.7, respectively, compared to $3.8 and $9.2 for the corresponding periods in 2008.  The decrease for the six-month period was due primarily to lower interest income resulting from lower levels of cash and liquid investment rates and the negative impact of foreign exchange fluctuations, primarily related to the euro.  The negative impact of these items was partially offset by a gain attributable to the repurchase of a portion of the Company’s debt obligations.

Income taxes recorded for the year 2009 have been estimated based on year-to-date income and projected financial results for the full year.  The final effective tax rate to be applied to 2009 will depend, among other things, on the actual amount of taxable income generated by the Company for the full year.

As a result of the various factors and conditions described above, the Company reported a net loss in the three months ended June 30, 2009 of $47.2, or $0.43 per diluted share.  For the six months ended June 30, 2009, the net loss was $120.6, or $1.10 per diluted share.  During the comparable three- and six- month periods in 2008, the Company reported net income of $145.2, or $1.29 per diluted share, and $246.3, or $2.18 per diluted share, respectively.

Outlook

All of the statements in this “Outlook” section are subject to, and qualified by, the cautionary information set forth under the heading “Forward-Looking Statements.”

The Company expects shipments in the third quarter of 2009 to be approximately 940,000 tons, reflecting an increase of nearly 27% over second quarter 2009 shipments.  This increase is the result of anticipated increased shipments in carbon steel products.  The Company anticipates that its average per-ton selling price will be approximately equivalent to the second quarter of 2009 level.  The Company also anticipates that planned maintenance costs will be approximately $6.0 lower compared to the second quarter, primarily as a result of the completion of the planned blast furnace maintenance outage at its Middletown Works in early July.  The Company expects to benefit from lower operating and raw material costs in the third quarter compared to the second quarter, primarily related to iron ore.  Based on these factors, the Company currently expects to approximately break even at the operating profit level for the third quarter 2009, which would represent an improvement of about $70.0, or about $100 per ton, over second quarter of 2009 results.

Impact of Chrysler Bankruptcy Filing on AK Steel

On April 30, 2009, Chrysler filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code to reorganize its business.  In its Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, the Company provided its preliminary assessment of the anticipated impact of the Chrysler bankruptcy filing on its receivables.  Among other things, the Company noted that, at the time of the Chrysler bankruptcy filing, Chrysler owed the Company for products shipped prior to the date of the filing.   All of those receivables have now been paid to the Company.  The Company also noted in its first quarter Form 10-Q that, following Chrysler’s bankruptcy filing, Chrysler announced that it was temporarily idling its plants for an anticipated 30 to 60 days while it was in bankruptcy.  On June 10, 2009, most of the assets of Chrysler were sold to a new entity known as Chrysler Group LLC (“New Chrysler”) and New Chrysler since then has begun operating some of the Chrysler facilities that had been idled at the time of the old Chrysler bankruptcy filing.  To the extent that the idling of the Chrysler facilities had an impact on the Company during the second quarter, that impact is included in the financial results reported in this Form 10-Q.  To the extent that the temporary idling of the Chrysler facilities will continue into the third quarter, the anticipated impact of that continued idling is included in the Company’s third quarter Outlook, above.  In addition, however, the filing of the Chrysler bankruptcy and the idling of its facilities may increase the likelihood of bankruptcy filings by other suppliers to Chrysler which also are customers of the Company. The Company cannot at this time reasonably predict which, if any, of those customers will file bankruptcy petitions or what impact, if any, these additional filings may have on its Outlook for the third quarter.

Impact of General Motors Bankruptcy Filing on AK Steel

On June 1, 2009, General Motors filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code to reorganize its business.  On June 10, 2009, substantially all of the assets of General Motors were sold to a new entity known as NGMCO, Inc.  At the time of the General Motors bankruptcy filing, General Motors owed the Company for products shipped prior to the date of the filing.  All of those receivables have now been paid to the Company.  Thus, to the extent that the General Motors bankruptcy had a direct impact on the Company’s financial results, that impact is included in the financial results reported in this Form 10-Q. In addition, however, the filing of the General Motors bankruptcy and the idling of its facilities may increase the likelihood of bankruptcy filings by other suppliers to General Motors which also are customers of the Company. The Company cannot at this time reasonably predict which, if any, of those customers will file bankruptcy petitions or what impact, if any, these additional filings may have on its Outlook for the third quarter.

Ashland Works Arbitration Award

On May 13, 2009, the Company announced its intention to idle most of the Ashland Works beginning in late July or early August.  The planned idling was due to depressed business conditions and the resulting lack of sufficient orders to operate both of the Company’s blast furnaces.  The Company’s intent was to idle the Ashland Works blast furnace relatively soon after restarting its Middletown Works blast furnace, which had been idled since late March 2009 as part of a planned outage to replace its hearth.  On May 22, 2009, the United Steelworkers of America Local 1865 (“Local 1865”) filed a grievance which challenged the right of the Company to proceed with its planned idling.  The grievance was heard on June 17-18, 2009 and on July 15, 2009 the arbitrator issued an opinion which sustained the grievance.  In summary, the arbitrator held that, under the terms of the applicable collective bargaining agreement, the Ashland Works cannot be idled so long as there is demand for products which can be produced at Ashland.  The Company continues to disagree with that interpretation of the parties’ collective bargaining agreement and is studying the arbitrator’s ruling to evaluate its options.  As a result of the arbitrator’s decision, however, the Company likely will need to continue to operate the Ashland Works blast furnace for at least some period beyond its planning idling date.  That will negatively impact the Company’s operating costs and also may cause the Company to idle the Middletown Works blast furnace under current circumstances in which business conditions and orders do not warrant the operation of both of the Company’s blast furnaces.  To the extent that the continued operation of the Ashland Works blast furnace beyond its planned idling date may have an impact on the Company’s costs in the third quarter, that impact already has been factored into the discussion in the Outlook section, above.

Liquidity and Capital Resources

At June 30, 2009, the Company had total liquidity of $1,053.6, consisting of $385.8 of cash and cash equivalents and $667.8 of availability under the Company’s $850.0 five-year revolving credit facility.  At June 30, 2009, there were no outstanding borrowings under the credit facility; however, availability was reduced by $153.1 due to outstanding letters of credit.  The Company’s obligation under its credit facility is secured by its inventory and accounts receivable.  Thus, availability also may be reduced by a decline in the level of eligible collateral, which can fluctuate monthly under the terms of the credit facility.  The Company’s eligible collateral, after application of applicable advance rates, totaled $820.9 as of June 30, 2009.

Cash used by operations totaled $52.6 for the six months ended June 30, 2009.  Primary uses of cash were the net loss from the Company’s operating activities, a pension contribution of $100.0, and a $65.0 contribution to a VEBA Trust established for Middletown Works retirees.  Partially offsetting the Company’s use of cash in the first quarter was the generation of cash in the amount of $162.6 from a decrease in working capital.  The decrease in working capital resulted primarily from lower accounts receivable attributable to the reduced level of sales revenue that resulted from the idling of numerous automotive production facilities by the Company’s customers.  Also contributing to the decrease in working capital was a reduction in inventories, as a result of both lower raw material costs and a reduced level of inventories, partially offset by a lower level of accounts payable resulting from lower spending levels.

During the first half of 2009, the Company made pension contributions totaling $100.0.  The Company also made an additional $110.0 pension contribution early in the third quarter of 2009.  The third-quarter pension contribution of $110.00 was approximatley double the $55.0 that was required for the balance of 2009 and is expected to reduce the Company’s 2010 contribution obligation.  The additional contribution brought the total 2009 pension contributions to $210.0 and increased the Company’s total pension fund contributions since 2005 to over $1.0 billion.  Currently, the Company estimates required annual pension contributions for 2010 to be approximately $190.0 and for 2011 to be approximately $260.0.  The calculation of estimated future pension contributions requires the use of assumptions concerning future events.  The most significant of these assumptions relate to future investment performance of the pension funds, actuarial data relating to plan participants, and the benchmark interest rate used to discount future benefits to their present value. Because of the variability of factors underlying these assumptions, including the possibility of future pension legislation, the reliability of estimated future pension contributions decreases as the length of time until the contributions must be made increases.

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

During the six months ended June 30, 2009, net cash used by investing activities totaled $95.3, which includes $76.8 of capital investments by the Company and $18.8 in capital investments related to the investment by Middletown Coke Company, Inc. (“Middletown Coke”) in capital equipment for the coke plant to be constructed in Middletown, Ohio.

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

In October 2007, the Company announced its intent to build a new electric arc furnace (“EAF”) and ladle metallurgy furnace at its Butler Works.  Currently, the Company operates three EAFs at Butler Works.  This project involves a capital investment of approximately $140.0 and will replace two of the existing EAFs with a single furnace capable of melting more than 1.45 million tons annually, about 40% more than is currently produced with a three-furnace operation.  The project was initially expected to be completed by the end of 2009.  However, the project is behind schedule due to delays in obtaining a required environmental permit and the Company currently anticipates completing it in mid-to-late 2010.

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

During the six months ended June 30, 2009, cash used by financing activities totaled $29.0.  This includes $23.1 relating principally to the repurchase of a portion of the Company’s debt obligations, the purchase of $11.4 of the Company’s common stock primarily related to the Company’s share repurchase program, and the payment of common stock dividends in the amount of $11.0.  Cash used was offset by $15.5 in advances from minority interest owner SunCoke to Middletown Coke.

Despite the existing depressed business conditions, the Company believes that its current liquidity will be adequate to meet its obligations for the foreseeable future.  Future liquidity requirements for employee benefit plan contributions, scheduled debt maturities, planned debt redemptions and capital investments are expected to be funded by internally generated cash and/or other financing sources.  To the extent, if at all, that the Company would need to fund any of its planned capital investments other than through internally generated cash, the Company currently has an $850.0 five-year revolving credit facility available for that purpose.  At June 30, 2009, there were no outstanding borrowings under the credit facility.  However, availability under the facility was reduced by $153.1 to support outstanding letters of credit, and by an adjustment in the amount of eligible collateral, after application of applicable advance rates, to $820.9, resulting in remaining availability under the facility as of June 30, 2009 in the amount of $667.8.  It is extremely difficult to provide reliable financial forecasts, even on a quarterly basis, in the current economic climate.  The foregoing projection thus is subject to change in the event of a further material deterioration in the steel industry or the overall economy.  The Company’s forward looking statement on liquidity is based on currently available information and, to the extent the information is inaccurate, there could be a material adverse impact to the Company’s liquidity.

On April 21, 2009, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock, payable on June 10, 2009, to stockholders of record on May 15, 2009.  Also, on July 21, 2009, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock, payable on September 10, 2009, to stockholders of record on August 14, 2009.

The payment of cash dividends is subject to a restrictive covenant contained in the instruments governing most of the Company’s outstanding senior debt.  The covenant allows the payment of dividends, if declared by the Board of Directors, and the redemption or purchase of shares of its outstanding capital stock, subject to a formula that reflects cumulative net earnings.  As of June 30, 2009, the limitation on these restricted payments was approximately $78.6.  Restrictive covenants also are contained in the instruments governing the Company’s $850.0 asset-based revolving credit facility.  Under the credit facility covenants, dividends and share repurchases are not restricted unless availability falls below $150.0, at which point dividends would be limited to $12.0 annually and share repurchases would be prohibited.  As of June 30, 2009, the availability under the asset-based revolving credit facility of $667.8 significantly exceeds $150.0.  Accordingly, none of the covenants currently prevent the Company from declaring and paying a dividend to its stockholders.

During the first half of 2009, the Company repurchased $26.4 of its 7 3/4% senior notes due in 2012, with cash payments totaling $22.8.  In connection with these repurchases, the Company recorded non-cash, pre-tax gains of approximately $3.6.  The repurchases were funded from the Company’s existing cash balances.  The Company from time to time may continue to make cash repurchases of its outstanding senior notes though open market purchases, privately negotiated transactions or otherwise.  Such repurchases, if any, will depend upon whether any senior notes are offered to the Company by the holders, prevailing market conditions, the Company’s cash and liquidity position and needs, and other relevant factors.  The amounts involved in the repurchases may or may not be material.

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

The senior note indenture includes restrictive covenants regarding (a) the use of proceeds from asset sales, (b) some investments, (c) the amount of sale/leaseback transactions, and (d) transactions by subsidiaries and with affiliates.  Furthermore, the senior note indenture imposes the following additional financial covenants:

●
A minimum interest coverage ratio of at least 2.5 to 1 for the incurrence of debt.  Failure to meet this covenant would not constitute an event of default.  Rather it would limit the amount of additional debt the Company could incur to $100.0 beyond the borrowing available under our existing revolving credit facility.  At June 30, 2009, the ratio was approximately 3.4 to 1 and the Company believes that as a result of continued weak economic conditions, the interest coverage ratio could be below 2.5 later in 2009.  However, other than the impact on borrowing noted above, noncompliance with this covenant would not materially impact the Company’s cash or liquidity position.  The ratio is calculated by dividing the interest expense, including capitalized interest and fees on letters of credit, into EBITDA (defined, essentially, as operating income (i) before interest, income taxes, depreciation, amortization of intangible assets and restricted stock, extraordinary items and purchase accounting and asset distributions, (ii) adjusted for income before income taxes for discontinued operations, and (iii) reduced for the charges related to impairment of goodwill special charges, and pension and other postretirement employee benefit obligation corridor charges).  The corridor charges are amortized over a 10-year period for this calculation.

●
A limitation on “restricted payments,” which consist primarily of dividends and share repurchases, of $25.0 plus 50% of cumulative net income (or minus 100% of cumulative net loss) from April 1, 2002.  As of June 30, 2009, the limitation on restricted payments was $78.6.

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

The Company uses cash settled commodity price swaps and/or options to hedge the market risk associated with the purchase of certain of its raw materials and energy requirements.  Such hedges routinely are used with respect to a portion of the Company’s natural gas and nickel requirements and are sometimes used with respect to its aluminum and zinc requirements.  The Company’s hedging strategy is designed to protect it against normal volatility.  However, abnormal price increases in any of these commodity markets could negatively impact operating costs.  The effective portion of the gains and losses from the use of these instruments for natural gas are deferred in accumulated other comprehensive income on the condensed consolidated balance sheets and recognized into cost of products sold in the same period as the underlying transaction.  At June 30, 2009, accumulated other comprehensive income included $37.2 in unrealized net-of-tax losses for the fair value of these derivative instruments.  All other commodity price swaps and options are marked to market and recognized into cost of products sold with the offset recognized as other current assets, other non-current assets, other accrued liabilities, or other non-current liabilities.  At June 30, 2009, accrued liabilities and other noncurrent liabilities included $40.7 and $4.8, respectively, for the fair value of these commodity hedges.  The following table presents the negative effect on pre-tax income of a hypothetical change in the fair value of derivative instruments outstanding at June 30, 2009, due to an assumed 10% and 25% decrease in the market price of each of the indicated commodities.

Commodity Derivative	10% Decrease	25% Decrease
Natural Gas	$6.4	$16.0
Nickel	0.6	1.6
Zinc	0.2	0.5
Aluminum	0.1	0.1

Because these instruments are structured and used as hedges, these hypothetical losses would be offset by the benefit of lower prices paid for the physical commodity.  The Company currently does not enter into swap or option contracts for trading purposes.

The Company is also subject to risks of exchange rate fluctuations on a portion of inter-company receivables that are denominated in foreign currencies.  The Company occasionally uses forward currency contracts to manage exposures to certain of these currency price fluctuations.  At June 30, 2009, the Company had outstanding forward currency contracts with a total notional value of $22.9 for the sale of euros.  Based on the contracts outstanding at June 30, 2009, a 10% increase in the dollar to euro exchange rate would result in a $2.3 pretax loss in the value of these contracts, which would offset the income benefit of a more favorable exchange rate.

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

●
Risk of bankruptcy filings by the Company’s customers.   All three of the major domestic automotive manufacturers, General Motors, Ford and Chrysler, have publicly acknowledged that they are experiencing extremely challenging financial conditions. Two of those domestic manufacturers (Chrysler and General Motors) have gone through bankruptcy proceedings that have significantly changed the future operations, structures and needs of those businesses.  In addition, in the current depressed business conditions there is a heightened risk that other customers of the Company may file a bankruptcy proceeding or go out of business.  The recent Chrysler and General Motors bankruptcy proceedings and the accompanying idling of their production facilities likely has increased that risk significantly with respect to at least some of the Company’s customers which are suppliers to the automotive industry.  The Company thus could be adversely impacted by the bankruptcies of more customers, particularly those who also supply the automotive industry.  The nature of that impact could be not only a reduction in future sales, but also a loss associated with the potential inability to collect all outstanding accounts receivables.  That impact could negatively affect the Company’s financial results and cash flows.  The Company cannot reasonably predict if or when any of its customers will file a future bankruptcy proceeding. As a consequence, at this time the Company cannot reliably estimate its financial exposure relating to the risk of future bankruptcy filings by one or more of its customers. Such bankruptcy filings, however, could have a material and negative impact on the Company’s sales, financial results and cash flow.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities in the quarter ended June 30, 2009.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share (1) (2)	Total Number of Shares (Units) Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
April 1 through 30, 2009	913	$10.50	—
May 1 through 31, 2009	385	12.80	—
June 1 through 30, 2009	—	—	—
Total	1,298	$11.18	—	$125.6

(1)
During the quarter, the Company repurchased 1,298 shares of common stock owned by participants in its restricted stock awards program under the terms of its Stock Incentive Plan.  In order to satisfy the requirement that an amount be withheld that is sufficient to pay federal, state and local taxes due upon the vesting of the restricted stock, employees are permitted to have the Company withhold shares having a fair market value equal to the tax which could be imposed on the transaction.  The Company repurchases the withheld shares at the quoted average of high and low prices on the day the shares are withheld.

(2)
On October 21, 2008, the Company announced that its Board of Directors had authorized the Company to repurchase, from time to time, up to $150.0 of its outstanding equity securities.  This stock repurchase plan supersedes and replaces a previous stock repurchase plan announced in 2000.  There is no expiration date specified in the Board of Directors’ authorization.

Item 4.	Submission of Matters to a Vote of the Security Holders.

The Company’s Annual Meeting of Stockholders was held on May 28, 2009.  The following items of business were conducted at this meeting:

Election of Directors.  All ten nominees were elected.  The following table sets forth the voting results:

	Votes For	Votes Withheld
Richard A. Abdoo	71,151,355	18,814,137
John S. Brinzo	71,769,362	18,196,130
Dennis C. Cuneo	89,027,078	938,414
William K. Gerber	88,559,729	1,405,763
Dr. Bonnie G. Hill	71,479,353	18,486,139
Robert H. Jenkins	72,330,983	17,634,509
Ralph S. Michael, III	72,290,137	17,675,355
Shirley D. Peterson	87,943,563	2,021,929
Dr. James A. Thomson	88,118,585	1,846,907
James L. Wainscott	88,035,236	1,930,256

Ratification of the Company’s independent registered public accounting firm.  The proposal for the ratification of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for 2009 was approved.  The following table sets forth the voting results:

Number of shares voted for	Number of shares voted against	Number of shares abstained

88,374,917	1,442,851	147,723

Item 6.	Exhibits.

	Exhibit 31.1.	Section 302 Certification of Chief Executive Officer
	Exhibit 31.2.	Section 302 Certification of Chief Financial Officer
	Exhibit 32.1.	Section 906 Certification of Chief Executive Officer
	Exhibit 32.2.	Section 906 Certification of Chief Financial Officer
Exhibit 101.
Financial statements from the Quarterly Report on Form 10-Q of AK Steel Holding Corporation for the quarter ended June 30, 2009, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the following duly authorized persons.

AK STEEL HOLDING CORPORATION
(Registrant)

Dated:	August 4, 2009	/s/ Albert E. Ferrara, Jr.
Albert E. Ferrara, Jr.
Vice President, Finance and Chief Financial Officer

Dated:	August 4, 2009	/s/ Roger K. Newport
Roger K. Newport
Controller and Chief Accounting Officer