Form 10-Q
period 2009-09-30
AK STEEL HOLDING CORP
filed 2009-11-03
CIK 918160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
_________________________________

FORM 10-Q
_________________________________
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

109,366,000 shares of common stock
(as of October 30, 2009)

AK STEEL HOLDING CORPORATION

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

AK STEEL HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars and shares in millions, except per share and per ton data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(unaudited)	2009	2008	2009	2008

Net sales	$1,041.1	$2,157.6	$2,756.9	$6,185.6
Cost of products sold (exclusive of items shown below)	929.2	1,740.9	2,618.8	5,146.4
Selling and administrative expenses	45.6	56.6	141.3	168.1
Depreciation	51.0	50.5	153.9	153.9
Total operating costs	1,025.8	1,848.0	2,914.0	5,468.4
Operating profit (loss)	15.3	309.6	(157.1)	717.2
Interest expense	9.0	11.6	28.4	34.9
Other income, net	2.9	0.9	8.6	10.1
Income (loss) before income taxes	9.2	298.9	(176.9)	692.4
Income tax provision (benefit)	3.5	110.4	(61.0)	257.4
Net income (loss)	5.7	188.5	(115.9)	435.0
Less: Net income (loss) attributable to noncontrolling interests	(0.5)	0.2	(1.5)	0.4
Net income (loss) attributable to AK Steel Holding Corporation	$6.2	$188.3	$(114.4)	$434.6
Basic earnings per share:
Net income (loss) attributable to AK Steel Holding Corporation common stockholders	$0.06	$1.68	$(1.05)	$3.88
Diluted earnings per share:
Net income (loss) attributable to AK Steel Holding Corporation common stockholders	$0.06	$1.67	$(1.05)	$3.85
Common shares and common share equivalents outstanding (weighted average in millions):
Basic	108.7	111.7	109.1	111.6
Diluted	109.2	112.3	109.1	112.3
Dividends declared and paid per share	$0.05	$0.05	$0.15	$0.15

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share amounts)
	September 30,	December 31,
(unaudited)	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$339.5	$562.7
Accounts receivable, net	403.7	469.9
Inventory, net	613.3	566.8
Deferred tax asset, current	355.2	333.0
Other current assets	52.0	70.4
Total Current Assets	1,763.7	2,002.8
Property, Plant and Equipment	5,367.0	5,282.1
Accumulated depreciation	(3,360.2)	(3,220.8)
Property, Plant and Equipment, net	2,006.8	2,061.3
Other Assets:
Investment in AFSG	55.6	55.6
Other investments	48.9	50.4
Goodwill	37.1	37.1
Other intangible assets	0.2	0.3
Deferred tax asset, non-current	485.8	459.1
Other non-current assets	9.4	15.4
Total Non-current Assets	637.0	617.9
TOTAL ASSETS	$4,407.5	$4,682.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$541.4	$348.1
Accrued liabilities	199.4	233.0
Current portion of long-term debt	0.7	0.7
Current portion of pension and other postretirement benefit obligations	148.8	152.4
Total Current Liabilities	890.3	734.2
Non-current Liabilities:
Long-term debt	605.9	632.6
Pension and other postretirement benefit obligations	1,871.2	2,144.2
Other non-current liabilities	220.3	200.3
Total Non-current Liabilities	2,697.4	2,977.1
TOTAL LIABILITIES	3,587.7	3,711.3
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, authorized 25,000,000 shares	—	—
Common stock, authorized 200,000,000 shares of $.01 par value each; issued 2009, 121,853,242 shares, 2008, 121,105,429 shares; outstanding 2009, 109,366,362 shares, 2008, 110,394,774 shares	1.2	1.2
Additional paid-in capital	1,907.9	1,898.9
Treasury stock, common shares at cost, 2009, 12,486,880 shares; 2008, 10,710,655 shares	(162.2)	(150.8)
Accumulated deficit	(1,071.8)	(940.9)
Accumulated other comprehensive income	143.5	159.6
Total AK Steel Holding Corporation Stockholders’ Equity	818.6	968.0
Noncontrolling interest	1.2	2.7
TOTAL STOCKHOLDERS’ EQUITY	819.8	970.7
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,407.5	$4,682.0

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
	Nine Months Ended
	September 30,
(unaudited)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(115.9)	$435.0
Depreciation	153.9	153.9
Amortization	9.7	8.7
Deferred income taxes	(40.8)	229.9
Pension contributions	(210.0)	(225.0)
Contribution to Middletown retirees VEBA	(65.0)	(468.0)
Pension and other postretirement benefit payments greater than expense	(47.9)	(62.9)
Excess tax benefits from stock-based compensation	—	(12.4)
Working capital	176.4	(178.3)
Working capital-Middletown Coke	(1.8)	—
Other operating items, net	54.0	(20.0)
Net cash flows from operating activities	(87.4)	(139.1)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	(91.2)	(120.8)
Capital investments – Middletown Coke	(22.5)	—
Purchase of investments	—	(8.2)
Proceeds from sale of property, plant, and equipment	0.5	8.0
Other investing items, net	1.8	0.3
Net cash flows from investing activities	(111.4)	(120.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of long-term debt	(23.3)	(0.5)
Proceeds from exercise of stock options	—	3.3
Purchase of treasury stock	(11.4)	(9.6)
Excess tax benefits from stock-based compensation	—	12.4
Common stock dividends paid	(16.5)	(16.8)
Advances from minority interest owner to Middletown Coke	25.3	—
Other financing items, net	1.5	(1.2)
Net cash flows from financing activities	(24.4)	(12.4)

Net decrease in cash and cash equivalents	(223.2)	(272.2)
Cash and cash equivalents, beginning of period	562.7	713.6
Cash and cash equivalents, end of period	$339.5	$441.4

Supplemental disclosure of cash flow information:
Net cash paid (received) during the period for:
Interest, net of capitalized interest	$39.0	$25.8
Income taxes	(24.9)	52.8

Supplemental disclosure of non-cash investing and financing activities —
Issuance of restricted common stock and restricted stock units	$4.4	$5.5

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise indicated)

NOTE 1 – Basis of Presentation

In the opinion of the management of AK Steel Holding Corporation (“AK Holding”) and AK Steel Corporation (“AK Steel”, and together with AK Holding, the “Company”), the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2009, the results of its operations for the three- and nine-month periods ended September 30, 2009 and 2008, and its cash flows for the nine-month periods ended September 30, 2009 and 2008.  The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2008.

NOTE 2 – Earnings and Dividends Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income (loss) attributable to AK Holding	$6.2	$188.3	$(114.4)	$434.6
Less: Distributed earnings to common stockholders and holders of certain stock compensation awards	5.5	5.6	16.5	16.8
Undistributed earnings (losses)	$0.7	$182.7	$(130.9)	$417.8

Common stockholders earnings – basic:
Distributed earnings to common stockholders	$5.5	$5.6	$16.4	$16.7
Undistributed earnings (losses) to common stockholders	0.7	181.8	(130.9)	415.9
Common stockholders earnings (losses) – basic	$6.2	$187.4	$(114.5)	$432.6

Common stockholders earnings – diluted:
Distributed earnings to common stockholders	$5.5	$5.6	$16.4	$16.7
Undistributed earnings (losses) to common stockholders	0.7	181.8	(130.9)	415.9
Common stockholders earnings (losses) – diluted	$6.2	$187.4	$(114.5)	$432.6

Common shares outstanding (weighted average in millions):
Common shares outstanding for basic earnings per share	108.7	111.7	109.1	111.6
Effect of dilutive stock-based compensation	0.5	0.6	—	0.7
Common shares outstanding for diluted earnings per share	109.2	112.3	109.1	112.3

Basic earnings per share:
Distributed earnings	$0.05	$0.05	$0.15	$0.15
Undistributed earnings (losses)	0.01	1.63	(1.20)	3.73
Basic earnings (losses) per share	$0.06	$1.68	$(1.05)	$3.88

Diluted earnings per share:
Distributed earnings	$0.05	$0.05	$0.15	$0.15
Undistributed earnings (losses)	0.01	1.62	(1.20)	3.70
Diluted earnings (losses) per share	$0.06	$1.67	$(1.05)	$3.85

Potentially issuable common shares (in millions) excluded from earnings per share calculation due to anti-dilutive effect	0.1	—	1.1	—

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

EPS for the three-month and nine-month periods ended September 30, 2008 was recalculated using the two-class method.  The two-class method did not change the diluted EPS for the three-month period ended September 30, 2008.  The basic EPS for the three- and nine-month periods ended September 30, 2008 changed from $1.69 to $1.68 and from $3.89 to $3.88, respectively.  The diluted EPS for the nine-month period ended September 30, 2008 changed from $3.86 to $3.85.

On October 27, 2009, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock, payable on December 10, 2009, to stockholders of record on November 13, 2009.  Also, on July 21, 2009, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock, payable on September 10, 2009, to stockholders of record on August 14, 2009.  This was in addition to previous quarterly cash dividends of $0.05 per share of common stock paid on March 10, 2009 and June 10, 2009.

NOTE 3 – Inventories

Inventories are valued at the lower of cost or market.  The cost of the majority of inventories is measured on the last in, first out (LIFO) method.  Other inventories are measured principally at average cost.

	September 30,	December 31,
	2009	2008
Finished and semi-finished	$858.8	$877.1
Raw materials	310.5	512.1
Total cost	1,169.3	1,389.2
Adjustment to state inventories at LIFO value	(556.0)	(822.4)
Net inventories	$613.3	$566.8

NOTE 4 – Pension and other postretirement benefits

The Company provides noncontributory pension and various healthcare and life insurance benefits to most employees and retirees.  The major pension plans are not fully funded.  Based on actuarial assumptions, the Company has contributed $210.0 to the qualified pensions plan trusts during 2009.  Of this total, $100.0 was made in the first half of 2009, and $110.0 was made early in the third quarter of 2009.  The total contribution of $210.0 exceeded by approximately $55.0 the amount that the Company was required to contribute in 2009 and is expected to reduce the Company’s 2010 contribution obligation.  The Company made $225.0 in contributions during 2008.

Net periodic benefit costs for pension and other postretirement benefits were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Pension Benefits
Service cost	$0.9	$2.0	$2.9	$6.0
Interest cost	50.6	53.3	155.5	159.7
Expected return on assets	(46.3)	(60.5)	(135.6)	(181.4)
Amortization of prior service cost	0.9	1.1	2.5	3.0
Amortization of loss	4.5	4.3	13.5	12.9
Net periodic benefit cost	$10.6	$0.2	$38.8	$0.2
Other Postretirement Benefits
Service cost	$1.0	$1.1	$3.0	$3.3
Interest cost	13.8	16.2	41.4	56.4
Amortization of prior service credit	(19.7)	(19.6)	(59.2)	(53.5)
Amortization of loss (gain)	(0.8)	0.7	(2.5)	2.0
Net periodic benefit cost (income)	$(5.7)	$(1.6)	$(17.3)	$8.2

The increase in “Net periodic benefit cost” for Pension Benefits for the three and nine months ended September 30, 2009 was principally caused by a decrease in the value of pension assets at the end of 2008 compared to the end of 2007, which resulted in a reduction in the associated calculation of expected return on assets.

The decrease in “Net periodic benefit cost (income)” for Other Postretirement Benefits for the three and nine months ended September 30, 2009 was primarily the result of the full effect of the March 2008 settlement with a group of retirees from the Company’s Middletown Works.  Under the terms of that settlement, AK Steel transferred to a Voluntary Employees Beneficiary Association trust (the “VEBA Trust”) all postretirement benefit obligations (the “OPEB Obligations”) owed to the Class Members.  See discussion of Middletown Works Retiree Healthcare Benefits Litigation in Note 9.

In the first quarter of 2008, the Company adopted the measurement date provisions within Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 715 (formerly FASB Statement of Financial Accounting Standards No. 158, “Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)”).  As a result, the Company recorded a $12.0 pre-tax charge to retained earnings and a $7.3 pre-tax charge to accumulated other comprehensive income to reflect the amount of other postretirement net periodic benefit cost for November 2007 and December 2007, which had been delayed as the result of the October 31 measurement date used in 2007.  In addition, the Company recorded a minimal charge to retained earnings and a $3.5 pre-tax increase to accumulated other comprehensive income to reflect the two months of pension net periodic benefit cost that had been delayed as the result of the October 31 measurement date.

The total projected future benefit obligation of the Company with respect to payments for healthcare benefits to the Company’s retirees is accounted for as “Pension and other postretirement benefit obligations” in the Company’s condensed consolidated balance sheets.  The net amount of the liability recognized by the Company, as of September 30, 2009, for future payment of such benefit obligations was approximately $0.9 billion, compared to nearly $1.0 billion at December 31, 2008.

NOTE 5 – Share-Based Compensation

AK Holding’s Stock Incentive Plan (the “SIP”) permits the granting of nonqualified stock option, restricted stock, performance share and restricted stock unit awards to directors, officers and key management employees of the Company.  These nonqualified stock option, restricted stock, performance share and restricted stock unit awards may be granted with respect to an aggregate maximum of 16 million shares through the period ending December 31, 2011.  The shares that are issued as the result of these grants are newly issued shares. The exercise price of each option may not be less than the market price of the Company’s common stock on the date of the grant.  Stock options have a maximum term of ten years and may not be exercised earlier than six months following the date of grant or such other term as may be specified in the award agreement. Stock options granted to officers and key managers vest and become exercisable in three equal installments on the first, second and third anniversary of the grant date. Stock options granted to directors vest and become exercisable after one year.  On July 16, 2009, however, the Board of AK

Holding, upon the recommendation of its outside compensation consultant, approved a change to the Director compensation program which replaces the grants of stock options which non-employee Directors previously received upon election to the Board and at five-year intervals thereafter, with ongoing quarterly awards of restricted stock units (“RSUs”) in the total annualized amount of thirty five thousand dollars.  This change is prospective and will not affect the vesting of stock options granted prior to July 16, 2009.  Performance shares vest after a three-year period.  The total number of performance shares issued will be based on the Company’s share performance compared to a prescribed compounded annual growth rate and the total share return compared to Standard and Poor’s MidCap 400 index.  Restricted stock awards granted to officers and key managers on or prior to December 31, 2006, that are not yet fully vested were awarded on terms pursuant to which 25% of the shares covered by a restricted stock award vest two years after the date of the award and an additional 25% vest on the third, fourth and fifth anniversaries of the date of the award.  Restricted stock awards granted to officers and key managers after December 31, 2006 will vest ratably on the first, second and third anniversaries of the grant.  Until October 16, 2008, directors were granted restricted stock as the equity component of their compensation. On October 16, 2008, the Board of Directors amended the SIP to allow RSUs to be granted to non-employee Directors in lieu of restricted shares of common stock as the equity component of a Director’s compensation.  In addition, the Board of Directors permitted each Director a one-time election to convert all of his or her existing restricted stock to RSUs.  To the extent not so converted, restricted stock issued to a Director prior to October 16, 2008 vests at the end of the Director’s full tenure on the Board.  New grants of RSUs vest immediately upon grant, but are not settled (i.e., paid out) until one year after the date of the grant, unless deferred settlement is elected as described below.  RSUs resulting from converted restricted stock vested and were settled as of the date of the 2009 Annual Meeting of AK Holding’s stockholders, subject also to a deferred settlement election.  Directors have the option to defer settlement of their RSUs until six months following the date they complete their full tenure on the Board due to attainment of mandatory retirement age, the election by the stockholders of a replacement Director, or the Director’s death or disability.  If a Director elects this deferral option, he or she also may elect to take distribution of the shares upon settlement in a single distribution or in annual installments not to exceed fifteen years.

The Company’s calculation of fair value of the options is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009 (a)	2008 (a)	2009	2008
Expected volatility	—	—	81.1% – 90.8%	52.4% – 56.5%
Weighted-average volatility	—	—	82.56%	55.47%
Expected term (in years)	—	—	2.8 – 6.3	2.9 – 7.3
Risk-free interest rate	—	—	1.05% – 1.84%	2.44% – 3.31%
Dividend yield	—	—	2.19%	0.55%

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

A summary of stock option activity under the Company’s share-based compensation plans for the nine months ended September 30, 2009 is presented below:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2008	751,313	$17.12
Granted	366,366	9.16
Exercised	(21,715)	6.70
Cancelled	(41,793)	17.03
Outstanding at September 30, 2009	1,054,171	$14.57	7.5 yrs	$3.3

Expected to vest at September 30, 2009	481,676	$14.35	8.9 yrs	$1.7

Exercisable at September 30, 2009	547,144	$14.78	6.2 yrs	$1.5

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2009 and 2008 was $5.08 and $17.54, respectively.  There were no options granted in the three months ended September 30, 2009 and 2008.  The total intrinsic value of options exercised during the nine months ended September 30, 2009 and 2008, based upon the average market price during the period, was $0.2 and $24.9, respectively.  For the three months ended September 30, 2009 the intrinsic value of options exercised was $0.1.  There were no options exercised in the three months ended September 30, 2008.  The following table summarizes information about stock options outstanding at September 30, 2009:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$3.05	to	$9.19	234,083	5.8 yrs.	$7.49	212,833	$7.41
$9.20	to	$13.64	344,184	9.1 yrs.	9.28	9,568	11.61
$13.65	to	$16.65	112,235	6.0 yrs.	14.77	111,168	14.77
$16.66	to	$18.07	231,419	7.0 yrs.	16.82	155,666	16.85
$18.08	to	$68.47	132,250	8.3 yrs.	36.76	57,909	36.84

The Company granted performance shares in the amounts of 543,089 and 176,250 for the nine-month periods ended September 30, 2009 and 2008, respectively.  The three-year performance periods for these 2009 and 2008 grants end on December 31, 2011 and 2010, respectively.

The estimated pre-tax expense associated with share-based compensation for 2009 is $7.9, of which $2.0 ($1.2 after tax) and $5.9 ($3.6 after tax) was expensed in the three- and nine-month periods ended September 30, 2009, respectively.  The share-based compensation expense taken includes expense for both nonqualified stock options and performance shares granted from the SIP.

A summary of the activity for non-vested restricted stock awards as of September 30, 2009 and changes during the nine-month period is presented below.

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2008	598,508	$17.64
Granted	418,659	9.17
Vested	(279,395)	15.87
Cancelled	(53,521)	14.85
Outstanding at September 30, 2009	684,251	$13.39

Common stock compensation expense related to restricted stock awards granted under the Company’s SIP was $3.5 ($2.2 after tax) and $3.6 ($2.2 after tax) for the nine-month periods ended September 30, 2009 and 2008, respectively.  For the three-month periods ended September 30, 2009 and 2008, the expense was $1.1 ($0.7 after tax) and $1.1 ($0.7 after tax), respectively.

As of September 30, 2009, there were $5.5 of total unrecognized compensation costs related to non-vested share-based compensation awards granted under the SIP.  Those costs are expected to be recognized over a weighted average period of 1.7 years.

NOTE 6 – Long-term Debt

During the first half of 2009, the Company repurchased a portion of its 7 3/4% senior notes due in 2012.  In connection with these repurchases, the Company recorded non-cash, pre-tax gains in amounts which have been previously reported.  The Company did not make any repurchases in the third quarter of 2009.  Total repurchases for the first nine months of 2009 were $26.4 with cash payments of $22.8 and non-cash, pre-tax gains of approximately $3.6, resulting in an outstanding balance of $504.0 at September 30, 2009 for the remaining senior notes.  The repurchases were funded from the Company’s existing cash balances.  The Company from time to time may continue to make cash repurchases of its outstanding senior notes through open market purchases, privately negotiated transactions or otherwise.  Such repurchases, if any, will depend upon whether any senior notes are offered to the Company by the holders, prevailing market conditions, the Company’s cash and liquidity position and needs, and other relevant factors.  The amounts involved in the repurchases may or may not be material.

The carrying value of the Company’s financial instruments does not differ materially from their estimated fair value at September 30, 2009 and the end of 2008, with the exception of the Company’s long-term debt.  At September 30, 2009, the fair value of the Company’s long-term debt, including current maturities, was approximately $609.7.  The fair value estimate was based on financial market information available to management as of September 30, 2009.  Management is not aware of any significant factors that would materially alter this estimate since that date.  The fair value of the Company’s long-term debt, including current maturities, at December 31, 2008 was approximately $515.8.

The senior note indenture includes restrictive covenants regarding (a) the use of proceeds from asset sales, (b) some investments, (c) the amount of sale/leaseback transactions, and (d) transactions by subsidiaries and with affiliates.  Furthermore, the senior note indenture imposes the following additional financial covenants:

●
A minimum interest coverage ratio of at least 2.5 to 1 for the incurrence of debt.  Failure to meet this covenant would not constitute an event of default.  Rather it would limit the amount of additional debt the Company could incur to $100.0 beyond the borrowing available under our existing revolving credit facility.  At September 30, 2009, the ratio fell below the 2.5 to 1 incurrence test.  Other than the impact on borrowing noted above, noncompliance with this covenant does not materially impact the Company’s cash or liquidity position.  The ratio is calculated by dividing the interest expense, including capitalized interest and fees on letters of credit, into EBITDA (defined, essentially, as operating income (i) before interest, income taxes, depreciation, amortization of intangible assets and restricted stock, extraordinary items and purchase accounting and asset distributions, (ii) adjusted for income before income taxes for discontinued operations, and (iii) reduced for the charges related to impairment of goodwill special charges, and pension and other postretirement employee benefit obligation corridor charges).  The corridor charges are amortized over a 10-year period for this calculation.

●
A limitation on “restricted payments,” which consist primarily of dividends and share repurchases, of $25.0 plus 50% of cumulative net income (or minus 100% of cumulative net loss) from April 1, 2002.  As of September 30, 2009, the limitation on restricted payments is $58.6.

The Company’s $850.0 five-year revolving credit facility secured by the Company’s inventory and accounts receivable contains restrictions on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliate transactions.  In addition, the facility requires maintenance of a minimum fixed charge coverage ratio of 1 to 1 if availability under the facility is less than $125.0.

NOTE 7 – Income Taxes

Income taxes recorded through September 30, 2009 have been estimated based on year-to-date income and projected results for the full year.  The amounts recorded reflect the provisions within FASB Accounting Standards Codification Topic 740 (formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”), which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes standards for the recognition and measurement of tax positions taken or expected to be taken on a tax return.

NOTE 8 – Comprehensive Income (Loss)

Comprehensive income (loss), net of tax, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income (loss) attributable to AK Holding	$6.2	$188.3	$(114.4)	$434.6
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	0.4	(2.6)	1.3	(1.4)
Derivative instrument hedges, mark to market:
Gain/(loss) arising in period	2.7	(31.5)	(19.2)	—
Reclass of (gain) loss included in net income	13.3	(11.1)	27.0	(13.7)
Unrealized holding gain (loss) on securities	1.7	(0.8)	1.9	(1.2)
Pension and other postretirement benefit adjustment	(9.0)	(8.0)	(27.1)	153.3
Comprehensive income (loss)	$15.3	$134.3	$(130.5)	$571.6

A deferred tax rate of approximately 38.25% was applied to derivative instrument hedges, unrealized gains and losses and the pension and other postretirement benefit adjustment.

Accumulated other comprehensive income, net of tax, is as follows:

	September 30,	December 31,
	2009	2008
Foreign currency translation	$4.6	$3.3
Derivative instrument hedges	(21.2)	(29.0)
Unrealized loss on investments	(2.0)	(3.9)
Employee benefit liability	162.1	189.2
Accumulated other comprehensive income	$143.5	$159.6

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

AK Steel and its predecessors have been conducting steel manufacturing and related operations since the year 1900.  Although the Company believes its operating practices have been consistent with prevailing industry standards during this time, hazardous materials may have been released in the past at one or more operating sites or third party sites, including operating sites that the Company no longer owns.  The Company has estimated potential remediation expenditures for those sites where future remediation efforts are probable based on identified conditions, regulatory requirements or contractual obligations arising from the sale of a business or facility.  At September 30, 2009, the Company had recorded $16.7 in accrued liabilities and $40.6 in other non-current liabilities on its condensed consolidated balance sheets for estimated probable costs relating to environmental matters.  The comparable balances recorded by the Company at December 31, 2008 were $16.5 in accrued liabilities and $40.8 in other non-current liabilities.  In general, the material components of these accruals include the costs associated with investigations, delineations, risk assessments, remedial work, governmental response and oversight costs, site monitoring, and preparation of reports to the appropriate environmental agencies.  The ultimate costs to the Company with respect to each site cannot be predicted with certainty because of the evolving nature of the investigation and remediation process.  Rather, to develop the estimates of the probable costs, the Company must make certain assumptions.

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

On July 27, 2001, AK Steel received a Special Notice Letter from the EPA requesting that AK Steel agree to conduct a Remedial Investigation/Feasibility Study (“RI/FS”) and enter into an administrative order on consent pursuant to Section 122 of CERCLA regarding the former Hamilton Plant located in New Miami, Ohio.  The Hamilton Plant ceased operations in 1990, and all of its former structures have been demolished and removed.  Although AK Steel did not believe that a site-wide RI/FS was necessary or appropriate, in April 2002, it entered into a mutually agreed-upon administrative order on consent to perform such an investigation and study of the Hamilton Plant site.  The site-wide RI has been submitted.  The FS is projected to be completed in 2010.  AK Steel currently has accrued $0.7 for the remaining cost of the RI/FS.  Until the RI is approved and the FS is completed, AK Steel cannot reliably estimate the additional costs, if any, associated with any potentially required remediation of the site or the timeframe during which these potential costs would be incurred.

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

AK Steel previously reported that it has been negotiating with the Pennsylvania Department of Environmental Protection (“PADEP”) to resolve an alleged unpermitted discharge of wastewater from the closed Hillside Landfill at the former Ambridge Works.  AK Steel now has reached a settlement in this matter and on July 15, 2009 the parties entered into a Consent Order and Agreement (the “Consent Order”) to memorialize that settlement.  Under the terms of the Consent Order, AK Steel will implement various corrective actions, including an investigation of the area where activities were conducted regarding the landfill, submission of a plan to collect and treat surface waters and seep discharges, and upon approval from PADEP, implementation of that plan.  Also, as part of the Consent Order, AK Steel paid a civil penalty of five hundred twenty-five thousand dollars.  AK Steel anticipates that the cost associated with this matter will be approximately $2.8 in capital costs and $0.85 in expenses.  The Company has accrued the $0.85 for anticipated expenses associated with this matter.

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

As previously reported, on January 2, 2002, John D. West, a former employee, filed a purported class action in the United States District Court for the Southern District of Ohio against the AK Steel Corporation Retirement Accumulation Pension Plan, or AK RAPP, and the AK Steel Corporation Benefit Plans Administrative Committee.  Mr. West claims that the method used under the AK RAPP to determine lump sum distributions does not comply with the Employment Retirement Income Security Act of 1974 (“ERISA”) and resulted in underpayment of benefits to him and the other class members.  The District Court ruled in favor of the plaintiff class and on March 29, 2006 entered an amended final judgment against the defendants in the amount of $37.6 in damages and $7.3 in prejudgment interest, for a total of approximately $44.9, with post judgment interest accruing at the rate of 4.7% per annum until paid.  The defendants appealed to the United States Court of Appeals for the Sixth Circuit.  On April 20, 2007, a panel of the Court of Appeals issued an opinion in which it affirmed the decision of the District Court.  On November 16, 2007, defendants filed a petition for certiorari with the Supreme Court of the United States.  On January 12, 2009, the Supreme Court rejected the defendants’ petition, leaving intact the decisions of the courts below.  On January 29, 2009, plaintiffs filed a motion for an order to determine the manner of satisfying the judgment.  On March 25, 2009, the Court entered an agreed order granting that motion.  Pursuant to that agreed order, on April 1, 2009 defendants paid the sum of approximately $51.5 into a court-approved interest bearing account. The funds used to make this payment were from the AK Steel Master Pension Trust. The payment ends defendants’ liability to the class members pursuant to the judgment in this matter, including with respect to interest which accrues on the judgment. It does not resolve defendants’ liability with respect to a claim for attorneys’ fees by plaintiffs’ counsel.  On April 2, 2009 plaintiffs’ counsel filed two motions seeking awards of attorneys’ fees.  The first motion seeks a statutory award of fees in the approximate amount of $1.9 which would be paid by defendants if the motion is granted.  The second motion seeks a separate award of fees in the amount of 28% of the funds already paid into court which would be paid out of those funds if the motion is granted.  On May 18, 2009 and May 19, 2009, the defendants filed separate memoranda in opposition to each of these motions.  On August 31, 2009, the court granted the motion for a statutory award of fees, awarding fees in the approximate amount of $1.4.  The court denied the motion that sought a separate award of fees in the amount of 28% of the funds already paid into the court.  On September 15, 2009, plaintiffs’ counsel filed a motion to amend the order granting an award of attorneys’ fees.  This motion remains pending.

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

In September and October, 2008, several companies filed purported class actions in the United States District Court for the Northern District of Illinois, against nine steel manufacturers, including AK Holding.  The Case Nos. for these actions are 08CV5214, 08CV5371, 08CV5468, 08CV5633, 08CV5700, 08CV5942 and 08CV6197.  The plaintiffs are companies which claim to have purchased steel products, directly or indirectly, from one or more of the defendants and they purport to file the actions on behalf of all persons and entities who purchased steel products for delivery or pickup in the United States from any of the named defendants at any time from at least as early as January 2005 to the present. The complaints allege that the defendant steel producers have conspired to restrict output and to fix, raise, stabilize and maintain artificially high prices with respect to steel products in the United States.  On January 2, 2009, the defendants filed motions to dismiss all of the claims set forth in the Complaints.  On June 12, 2009, the court issued an Order denying the defendants’ motions to dismiss.  Discovery has not yet commenced and no trial date has been set.  AK Holding intends to contest this matter vigorously.

On January 28, 2009, the City of Monroe, Ohio (“Monroe”) filed an action in the United States District Court for the Southern District of Ohio against Middletown Coke Company, Inc. and SunCoke Energy, Inc., Case No. 1-09-CV-63.   The complaint purports to be filed pursuant to Section 304(a)(3) of the Clean Air Act (“CAA”), 42 U.S.C. § 7604(a)(3), and seeks injunctive relief, civil penalties, attorney fees, and other relief to prevent the construction of a new cokemaking facility on property adjacent to the Company’s Middletown Works.   The coke produced by the facility would be used by the Middletown Works.  See discussion of SunCoke contract in Note 12.  The Complaint alleges that the new facility will be a stationary source of air pollution without a permit issued under the New Source Review program of the CAA, including its Prevention of Significant Deterioration and Nonattainment New Source Review requirements.  On February 27, 2009, the defendants filed a motion to dismiss, or in the alternative to stay, the action pending final resolution of appeals to the Ohio Environmental Review Appeals Commission (“ERAC”) by Monroe and others of a Permit to Install the cokemaking facility issued by the Ohio Environmental Protection Agency, Case Nos. 096256, 096265 and 096268-096285, consolidated.  In March 2009, AK Steel became a party to both the pending federal action and the pending appeals to the Ohio ERAC for the purpose of supporting the issuance of the permit to install and opposing the efforts by Monroe and others to prevent construction of the facility.  On August 20, 2009, the Court in the federal action granted defendants’ motion to dismiss.  On September 16, 2009, Monroe filed a Notice of Appeal to the United States Court of Appeals for the Sixth Circuit from the order dismissing the federal action.  The ERAC appeals also remain pending.  A final hearing had been scheduled for February 1, 2010 in the ERAC appeals.  AK Steel intends to contest both matters vigorously.

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

On June 18, 2009, three former hourly members of the Butler Armco Independent Union filed a purported class action against AK Steel in the United States District Court for the Southern District of Ohio, Case No. 1-09CV00423 (the “2009 Retiree Action”), alleging that AK Steel did not have a right to make changes to their healthcare benefits.  On June 29, 2009, the plaintiffs filed an amended complaint.  The named plaintiffs in the 2009 Retiree Action seek, among other things, injunctive relief for themselves and the other members of a proposed class, including an order retroactively rescinding certain changes to retiree healthcare benefits negotiated by AK Steel with its unions.  The proposed class the plaintiffs seek to represent would consist of all union-represented retirees of AK Steel other than those retirees who were included in the class covered by the Middletown Works Retiree Healthcare Benefits Litigation described immediately below.  On August 21, 2009, the Company filed an answer to the amended complaint and filed a motion for summary judgment which, if granted in full, would end the litigation.  On September 14, 2009, plaintiffs filed a motion for partial summary judgment and responded to defendant’s motion.  Discovery has commenced, but no trial date has yet been set.   AK Steel intends to contest this matter vigorously.

 On August 26, 2009, Consolidated Coal Company (“Consolidated”) filed an action against AK Steel and Neville Coke LLC (“Neville”) in the Court of Common Pleas of Allegheny County, Pennsylvania, Case No. GD-09-14830.  The complaint alleges that Consolidated and Neville entered into a contract whereby Consolidated would supply approximately 80,000 tons of metallurgical coal for use by Neville in its coke making operations.  Consolidated asserts that Neville breached the alleged contract when it refused to purchase coal from Consolidated.  The complaint also alleges that AK Steel tortiously interfered with the purported contractual and business relationship between Consolidated and Neville.  Consolidated seeks monetary damages from AK Steel in an amount in excess of $30.0 and monetary damages from Neville in an amount in excess of $20.0.  AK Steel tentatively has agreed to indemnify and defend Neville in this action pursuant to the terms of a contractual agreement between AK Steel and Neville.  AK Steel is still investigating the facts underlying this matter, however, and has reserved its right to change its position should facts establish that it does not have an obligation to indemnify or defend Neville.  On October 20, 2009, AK Steel filed Preliminary Objections to Plaintiff’s Complaint on behalf of itself and Neville, seeking to dismiss the

action.  Discovery has not yet commenced and no trial date has yet been set.   AK Steel intends to contest this matter vigorously.

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

NOTE 10 – Fair Value Measurements

The Company adopted provisions within FASB Accounting Standards Codification Topic 820 (formerly Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”), effective January 1, 2008.  Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

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

The following fair value table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2009, and December 31, 2008.  There were no valuations using Level 3 inputs.

	September 30, 2009			December 31, 2008
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Available for sale investments–
Marketable equity securities (1)	$26.4	$—	$26.4	$23.0	$—	$23.0
Commodity hedge contracts (2)	—	2.7	2.7	—	0.6	0.6
Assets measured at fair value	$26.4	$2.7	$29.1	$23.0	$0.6	$23.6
Liabilities (3):
Foreign exchange contracts	$—	$0.8	$0.8	$—	$1.3	$1.3
Commodity hedge contracts	—	24.0	24.0	—	52.2	52.2
Liabilities measured at fair value	$—	$24.8	$24.8	$—	$53.5	$53.5

(1) Held in a trust and included in Other investments on the Condensed Consolidated Balance Sheets.
(2) Included in Other current assets or Other non-current assets on the Condensed Consolidated Balance Sheets.
(3) Included in Accrued liabilities or Other non-current liabilities on the Condensed Consolidated Balance Sheets.

NOTE 11 – Investments in an Unrealized Loss Position

The Company has investments for a nonqualified pension plan with fair values at September 30, 2009 less than cost.  The investments are in four mutual funds representing the S&P 500 index, the Russell 1000 Value index, the Russell 1000 Growth index, and a Europe, Australasia, Far East, or “EAFE” index.  The funds suffered significant declines which started in the second half of 2008 and continued into the first few months of 2009, consistent with the significant downturn in the equity markets that occurred during that period. The funds did begin to recover some of the losses beginning in March and continued to improve through the third quarter of 2009.  The Company evaluated past periods of market declines and the related periods of recovery.  The investments in index funds represent broad asset categories designed to track macro economic conditions.  The Company believes that the current macro economic conditions are temporary and that its investments in the above-referenced funds will recover to levels higher than cost within a reasonable period of time.  The Company has no short term cash requirements for these investments and has no intentions of liquidating them before a period of time sufficient for the markets to recover.  Based on this market evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a recovery of fair value, the Company does not consider those investments to be other than temporarily impaired at September 30, 2009.  The Company will continue to monitor the positions.  It is possible that a portion of the unrealized loss could be recognized in the future if the market experiences declines over current levels.

INVESTMENTS IN AN UNREALIZED LOSS POSITION
At September 30, 2009

	Loss Position		Loss Position		Loss Position
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Investment
Marketable Equity Securities	—	—	$18.7	$3.6	$18.7	$3.6

NOTE 12 – Variable Interest Entity

In the first quarter of 2008, the Company’s Board of Directors approved a 20-year supply contract with Middletown Coke Company, Inc. (“Middletown Coke”), an affiliate of SunCoke Energy, Inc. (“SunCoke”), to provide the Company with metallurgical-grade coke and electrical power.  The coke and power will come from a new facility to be constructed, owned and operated by Middletown Coke adjacent to the Company’s Middletown Works.  The proposed new facility is expected to produce about 550,000 tons of coke and 50 megawatts of electrical power annually.  The anticipated cost to build the facility is approximately $340.0.  Under the agreement, the Company will purchase all of the coke and electrical power generated from the new plant for at least 20 years, helping the Company achieve its goal of more fully integrating its raw material supply and providing about 25% of the power requirements of Middletown Works.  The agreement is contingent upon, among other conditions, Middletown Coke receiving all necessary local, state and federal approvals and permits, as well as available economic incentives, to build and operate the proposed new facility.  See discussion of Monroe litigation in Note 9.  There are no plans to idle any existing cokemaking capacity if the proposed SunCoke project is consummated.  Even though the Company has no ownership interest in Middletown Coke, the expected production from the facility is completely committed to the Company.  As such, Middletown Coke is deemed to be a variable interest entity and the financial results of Middletown Coke are required to be consolidated with the results of the Company as directed by guidance within FASB Accounting Standards Codification Topic 810 (formerly FASB Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities).  At September 30, 2009, Middletown Coke had added approximately $69.8 in assets net of current liabilities and $70.8 in other liabilities to the Company’s condensed consolidated balance sheets.

NOTE 13 –Disclosures About Derivative Instruments and Hedging Activities

In the ordinary course of business, the Company is exposed to market risk for price fluctuations of raw materials and energy sources.  The Company is also subject to risks of exchange rate fluctuations on a portion of inter-company receivables that are denominated in foreign currencies.  The Company occasionally uses forward currency contracts to manage exposures to certain of these currency price fluctuations.  As of September 30, 2009, the Company had entered into forward currency contracts in the amount of 14,000,000 euros.

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

Accounting guidance requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position.  In accordance with FASB Accounting Standards Codification (“ASC”) Topic 815 the Company designates commodity price swaps and options as cash flow hedges of forecasted purchases of raw materials and energy sources.

Existing commodity hedges at September 30, 2009 have settlement dates ranging from October 2009 to December 2010.  The amount of the existing losses expected to be reclassified into earnings with the next twelve months is $19.5.

As of September 30, 2009 the Company had the following outstanding commodity price swaps and/or options that were entered into to hedge forecasted purchases.

Commodity	Amount	Unit
Nickel	692,160	lbs
Zinc	1,500,000	lbs
Natural Gas	8,150,000	MMBTUs

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets
as of September 30, 2009

	Balance Sheet Location	Asset Fair Value	Liability Fair Value
Derivatives designated as hedging instruments
Commodity contracts	Accrued liabilities	—	$23.1
Commodity contracts	Other non-current liabilities	—	0.9
Total derivatives designated as hedging instruments		—	$24.0

Derivatives not designated as hedging instruments
Foreign exchange contracts	Accrued liabilities	—	$0.9
Commodity contracts	Other current assets	$2.3	—
Commodity contracts	Other non-current assets	0.4	—
Total derivatives not designated as hedging instruments		$2.7	$0.9
Total derivatives		$2.7	$24.9

Table reflects derivative classification under ASC Topic 815

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations
for the three and nine months ended September 30, 2009

	Gain (Loss)
	Three months ended	Nine months ended
	September 30, 2009	September 30, 2009
DERIVATIVES IN ASC Topic 815 CASH FLOW HEDGING RELATIONSHIPS:
Commodity Contracts
Amount recognized in Other Comprehensive Income (“OCI”)	$2.7	$(19.2)
Amount reclassified from accumulated OCI into cost of products sold (effective portion)	(13.3)	(27.0)
Amount recognized in cost of products sold (ineffective portion and amount excluded from effectiveness testing)	(1.4)	(2.9)

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS UNDER ASC Topic 815:
Foreign Exchange Contracts
Amount recognized in other income, net	0.2	0.4

Commodity Contracts
Amount recognized in cost of products sold	0.8	3.4

NOTE 14 – Subsequent Events

There were no reportable subsequent events or transactions that occurred in the time period after the September 30, 2009 balance sheet date and prior to November 3, 2009, which is the date of this Form 10-Q filing with the Securities and Exchange Commission.

NOTE 15 – New Accounting Pronouncements

Certain amounts in prior year financial statements have been reclassified to reflect the reporting requirements of FASB Accounting Standards Codification Topic 810 (formerly Financial Accounting Standard No. 160, “Noncontrolling Interests in Consolidated Financial Statements”).

Earnings per share have been restated in prior periods in conformity with ASC Topic 260 (formerly FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share Based Payment Transactions Are Participating Securities”).

In June 2009, the FASB issued ASC Topic 810 (formerly Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)”).  Topic 810 requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  This Statement is effective for fiscal years beginning on or after November 15, 2009.  The Company believes that this guidance does not alter the accounting treatment previously accorded to the consolidation of Middletown Coke.

Effective with the Company’s Annual Report on Form 10-K for the year ending December 31, 2009, the Company will amend its disclosure relating to postretirement benefit plan assets in compliance with FASB Accounting Standards Codification Topic 715 (formerly FASB 132(R)-1, “Employers Disclosures about Postretirement Benefit Plan Assets”).  The disclosure will include discussion on:

● investment policies and strategies;
● categories of plan assets;
● fair value measurements of plan assets; and
● significant concentrations of risk.

No other new accounting pronouncement issued or effective during the fiscal year has had or is expected to have a material impact on the Company’s consolidated financial statements.

NOTE 16 – Commitments

In August 2009, the Board approved an agreement with Haverhill North Coke Company, an affiliate of SunCoke, to provide the Company with 550,000 tons of coke annually from SunCoke’s Haverhill facility located in southern Ohio.  The agreement has a 12-year term with two five-year renewal options.  Under the agreement, the Company also will purchase a portion of the electricity co-generated from the heat recovery coke battery.

NOTE 17 – Supplemental Guarantor Information

AK Holding, along with AK Tube, LLC and AK Steel Investments Inc. (the “Guarantor Subsidiaries”), fully and unconditionally, jointly and severally, guarantee the payment of interest, principal and premium, if any, on AK Steel’s 7 3/4% senior notes due in 2012.  AK Tube, LLC is owned 100% by AKS Investments Inc. and AKS Investments Inc. is 100% owned by AK Steel.  AK Steel is 100% owned by AK Holding.  The Company has determined that full financial statements and other disclosures concerning AK Holding and the Guarantor Subsidiaries are not required to be presented.  The presentation of the supplemental guarantor information reflects all investments in subsidiaries under the equity method.  Net income (loss) of the subsidiaries accounted for under the equity method is therefore reflected in their respective parents’ investment accounts.  The principal elimination entries eliminate investments in subsidiaries and inter-company balances and transactions.  The following supplemental condensed consolidating financial statements present information about AK Holding, AK Steel, the Guarantor Subsidiaries and the other subsidiaries.  The other subsidiaries are not guarantors of the senior notes.

Condensed Statements of Operations
For the Three Months Ended September 30, 2009

	AK Holding	AK Steel	Guarantor Subsidiaries	Other	Eliminations	Consolidated Company
Net sales	$—	$921.4	$35.1	$110.0	$(25.4)	$1,041.1
Cost of products sold	0.1	816.0	30.5	100.5	(17.9)	929.2
Selling and administrative expenses	0.7	46.5	2.1	3.9	(7.6)	45.6
Depreciation	—	49.2	1.7	0.1	—	51.0
Total operating costs	0.8	911.7	34.3	104.5	(25.5)	1,025.8
Operating profit (loss)	(0.8)	9.7	0.8	5.5	0.1	15.3
Interest expense	—	9.0	—	—	—	9.0
Other income (expense)	—	(1.2)	—	9.1	(5.0)	2.9
Income (loss) before income taxes	(0.8)	(0.5)	0.8	14.6	(4.9)	9.2
Income tax provision (benefit)	(0.3)	(0.9)	0.3	5.3	(0.9)	3.5
Income (loss) from continuing operations	(0.5)	0.4	0.5	9.3	(4.0)	5.7
Less: income (loss) attributable to noncontrolling interests	—	—	—	(0.5)	—	(0.5)
Income (loss) attributable to AK Holding	(0.5)	0.4	0.5	9.8	(4.0)	6.2
Equity in net income of subsidiaries	6.7	6.3	—	—	(13.0)	—
Net income (loss) attributable to AK Holding	$6.2	$6.7	$0.5	$9.8	$(17.0)	$6.2

Condensed Statements of Operations
For the Three Months Ended September 30, 2008

	AK Holding	AK Steel	Guarantor Subsidiaries	Other	Eliminations	Consolidated Company
Net sales	$—	$1,980.8	$57.3	$166.5	$(47.0)	$2,157.6
Cost of products sold	—	1,574.0	48.0	138.9	(20.0)	1,740.9
Selling and administrative expenses	0.9	64.3	3.0	4.7	(16.3)	56.6
Depreciation	—	48.8	1.6	0.1	—	50.5
Total operating costs	0.9	1,687.1	52.6	143.7	(36.3)	1,848.0
Operating profit (loss)	(0.9)	293.7	4.7	22.8	(10.7)	309.6
Interest expense	—	11.6	—	—	—	11.6
Other income (expense)	—	(2.3)	2.0	5.2	(4.0)	0.9
Income (loss) before income taxes	(0.9)	279.8	6.7	28.0	(14.7)	298.9
Income tax provision (benefit)	(0.3)	77.5	2.4	9.5	21.3	110.4
Income (loss) from continuing operations	(0.6)	202.3	4.3	18.5	(36.0)	188.5
Less: income (loss) attributable to noncontrolling interests	—	—	—	0.2	—	0.2
Income (loss) attributable to AK Holding	(0.6)	202.3	4.3	18.3	(36.0)	188.3
Equity in net income of subsidiaries	188.9	(13.4)	—	—	(175.5)	—
Net income (loss) attributable to AK Holding	$188.3	$188.9	$4.3	$18.3	$(211.5)	$188.3

Condensed Statements of Operations
For the Nine Months Ended September 30, 2009

	AK Holding	AK Steel	Guarantor Subsidiaries	Other	Eliminations	Consolidated Company
Net sales	$—	$2,403.6	$92.3	$329.8	$(68.8)	$2,756.9
Cost of products sold	0.1	2,273.0	83.1	307.7	(45.1)	2,618.8
Selling and administrative expenses	2.7	140.0	6.8	12.6	(20.8)	141.3
Depreciation	—	148.5	5.0	0.4	—	153.9
Total operating costs	2.8	2,561.5	94.9	320.7	(65.9)	2,914.0
Operating profit (loss)	(2.8)	(157.9)	(2.6)	9.1	(2.9)	(157.1)
Interest expense	—	28.3	—	0.1	—	28.4
Other income (expense)	—	(1.2)	—	40.2	(30.4)	8.6
Income (loss) before income taxes	(2.8)	(187.4)	(2.6)	49.2	(33.3)	(176.9)
Income tax provision (benefit)	(1.0)	(72.0)	(0.9)	18.2	(5.3)	(61.0)
Income (loss) from continuing operations	(1.8)	(115.4)	(1.7)	31.0	(28.0)	(115.9)
Less: income (loss) attributable to noncontrolling interests	—	—	—	(1.5)	—	(1.5)
Income (loss) attributable to AK Holding	(1.8)	(115.4)	(1.7)	32.5	(28.0)	(114.4)
Equity in net income of subsidiaries	(112.6)	2.8	—	—	109.8	—
Net income (loss) attributable to AK Holding	$(114.4)	$(112.6)	$(1.7)	32.5	$81.8	$(114.4)

Condensed Statements of Operations
For the Nine Months Ended September 30, 2008

	AK Holding	AK Steel	Guarantor Subsidiaries	Other	Eliminations	Consolidated Company
Net sales	$—	$5,698.9	$176.7	$470.7	$(160.7)	$6,185.6
Cost of products sold	0.1	4,707.1	152.2	391.3	(104.3)	5,146.4
Selling and administrative expenses	2.6	188.6	9.3	13.9	(46.3)	168.1
Depreciation	—	148.5	5.0	0.4	—	153.9
Total operating costs	2.7	5,044.2	166.5	405.6	(150.6)	5,468.4
Operating profit (loss)	(2.7)	654.7	10.2	65.1	(10.1)	717.2
Interest expense	—	34.8	—	0.1	—	34.9
Other income (expense)	—	(8.2)	13.7	31.9	(27.3)	10.1
Income (loss) before income taxes	(2.7)	611.7	23.9	96.9	(37.4)	692.4
Income tax provision (benefit)	(0.9)	226.4	8.4	32.5	(9.0)	257.4
Income (loss) from continuing operations	(1.8)	385.3	15.5	64.4	(28.4)	435.0
Less: income (loss) attributable to noncontrolling interests	—	—	—	0.4	—	0.4
Income (loss) attributable to AK Holding	(1.8)	385.3	15.5	64.0	(28.4)	434.6
Equity in net income of subsidiaries	436.4	51.1	—	—	(487.5)	—
Net income (loss) attributable to AK Holding	$434.6	$436.4	$15.5	$64.0	$(515.9)	$434.6

Condensed Balance Sheets
As of September 30, 2009

	AK Holding	AK Steel	Guarantor Subsidiaries	Other	Eliminations	Consolidated Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$326.1	$—	$13.4	$—	$339.5
Accounts receivable, net	—	331.0	18.7	54.1	(0.1)	403.7
Inventories, net	—	546.9	14.5	68.2	(16.3)	613.3
Deferred tax asset	—	355.2	—	—	—	355.2
Other current assets	0.3	50.8	0.4	0.5	—	52.0
Total Current Assets	0.3	1,610.0	33.6	136.2	(16.4)	1,763.7
Property, Plant and Equipment	—	5,193.9	89.7	83.4	—	5,367.0
Less accumulated depreciation	—	(3,304.5)	(46.0)	(9.7)	—	(3,360.2)
Property, Plant and Equipment, Net	—	1,889.4	43.7	73.7	—	2,006.8
Other Assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	—	55.6
Investment in affiliates	(1,237.6)	1,237.6	40.1	987.1	(1,027.2)	—
Inter-company accounts	2,055.9	(3,006.6)	(24.7)	(296.4)	1,271.8	—
Other investments	—	30.6	—	18.3	—	48.9
Goodwill	—	(0.1)	32.9	4.3	—	37.1
Other intangible assets	—	—	0.2	—	—	0.2
Deferred tax asset	—	485.8	—	—	—	485.8
Other non-current assets	—	9.2	—	0.2	—	9.4
TOTAL ASSETS	$818.6	$2,255.9	$181.4	$923.4	$228.2	$4,407.5

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$527.4	$4.4	$9.7	$(0.1)	$541.4
Accrued liabilities	—	193.8	2.3	3.3	—	199.4
Current portion of long-term debt	—	0.7	—	—	—	0.7
Current portion of pension and other postretirement benefit obligations	—	148.8	—	—	—	148.8
Total Current Liabilities	—	870.7	6.7	13.0	(0.1)	890.3
Non-current Liabilities:
Long-term debt	—	605.9	—	—	—	605.9
Pension and other postretirement benefit obligations	—	1,870.7	0.5	—	—	1,871.2
Other non-current liabilities	—	146.2	—	72.9	1.2	220.3
Total Non-current Liabilities	—	2,622.8	0.5	72.9	1.2	2,697.4
TOTAL LIABILITIES	—	3,493.5	7.2	85.9	1.1	3,587.7
TOTAL AK HOLDING STOCKHOLDERS’ EQUITY (DEFICIT)	818.6	(1,237.6)	174.2	836.3	227.1	818.6
Noncontrolling interest	—	—	—	1.2	—	1.2
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	818.6	(1,237.6)	174.2	837.5	227.1	819.8
TOTAL LIABILITIES AND EQUITY	$818.6	$2,255.9	$181.4	$923.4	$228.2	$4,407.5

Condensed Balance Sheets
As of December 31, 2008

	AK Holding	AK Steel	Guarantor Subsidiaries	Other	Eliminations	Consolidated Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$548.6	$—	$14.1	$—	$562.7
Accounts receivable, net	—	394.7	19.5	57.2	(1.5)	469.9
Inventories, net	—	481.1	18.6	71.8	(4.7)	566.8
Deferred tax asset	—	333.0	—	—	—	333.0
Other current assets	0.1	69.4	0.3	0.6	—	70.4
Total Current Assets	0.1	1,826.8	38.4	143.7	(6.2)	2,002.8
Property, Plant and Equipment	—	5,179.8	89.5	12.8	—	5,282.1
Less accumulated depreciation	—	(3,170.6)	(41.0)	(9.2)	—	(3,220.8)
Property, Plant and Equipment, Net	—	2,009.2	48.5	3.6	—	2,061.3
Other Assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	—	55.6
Investments in affiliates	(1,074.2)	1,074.2	40.1	960.9	(1,001.0)	—
Inter-company accounts	2,042.1	(2,800.2)	(33.5)	(281.9)	1,073.5	—
Other investments	—	27.3	—	23.1	—	50.4
Goodwill	—	—	32.8	4.3	—	37.1
Other intangible assets	—	—	0.3	—	—	0.3
Deferred tax asset	—	459.1	—	—	—	459.1
Other non-current assets	—	15.2	—	0.2	—	15.4
TOTAL ASSETS	$968.0	$2,611.6	$182.2	$853.9	$66.3	$4,682.0
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$337.7	$2.1	$9.8	$(1.5)	$348.1
Accrued liabilities	—	221.3	2.8	8.9	—	233.0
Current portion of long-term debt	—	0.7	—	—	—	0.7
Current portion of pension and other postretirement benefit obligations	—	152.4	—	—	—	152.4
Total Current Liabilities	—	712.1	4.9	18.7	(1.5)	734.2
Non-current Liabilities:
Long-term debt	—	632.6	—	—	—	632.6
Pension and other postretirement benefit obligations	—	2,143.7	0.5	—	—	2,144.2
Other non-current liabilities	—	197.4	—	0.3	2.6	200.3
Total Non-current Liabilities	—	2,973.7	0.5	0.3	2.6	2,977.1
TOTAL LIABILITIES	—	3,685.8	5.4	19.0	1.1	3,711.3
TOTAL AK HOLDING STOCKHOLDERS’ EQUITY (DEFICIT)	968.0	(1,074.2)	176.8	832.2	65.2	968.0
Noncontrolling interest	—	—	—	2.7	—	2.7
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	968.0	(1,074.2)	176.8	834.9	65.2	970.7
TOTAL LIABILITIES AND EQUITY	$968.0	$2,611.6	$182.2	$853.9	$66.3	$4,682.0

Condensed Statements of Cash Flows
For the Nine Months Ended September 30, 2009

	AK Holding	AK Steel	Guarantor Subsidiaries	Other	Eliminations	Consolidated Company
Net cash flows from operating activities	$(1.5)	$(111.9)	$10.0	$33.8	$(17.8)	$(87.4)
Cash flows from investing activities:
Capital investments	—	(90.6)	(0.3)	(22.8)	—	(113.7)
Proceeds from sale of property, plant and equipment	—	0.5	—		—	0.5
Other investing items, net	—	0.1	—	1.7	—	1.8
Net cash flows from investing activities	—	(90.0)	(0.3)	(21.1)	—	(111.4)
Cash flows from financing activities:
Principal payments on long-term debt	—	(23.3)	—	—	—	(23.3)
Purchase of treasury stock	(11.4)	—	—	—	—	(11.4)
Common stock dividends paid	(16.5)	—	—	—	—	(16.5)
Inter-company activity	29.3	2.6	(9.7)	(40.0)	17.8	—
Advances from minority interest owner	—	—	—	25.3	—	25.3
Other financing items, net	0.1	0.1	—	1.3	—	1.5
Net cash flows from financing activities	1.5	(20.6)	(9.7)	(13.4)	17.8	(24.4)
Net increase (decrease) in cash and cash equivalents	—	(222.5)	—	(0.7)	—	(223.2)
Cash and equivalents, beginning of period	—	548.6	—	14.1	—	562.7
Cash and equivalents, end of period	$—	$326.1	$—	$13.4	$—	$339.5

Condensed Statements of Cash Flows
For the Nine Months Ended September 30, 2008

	AK Holding	AK Steel	Guarantor Subsidiaries	Other	Eliminations	Consolidated Company

Net cash flows from operating activities	$(1.3)	$(186.7)	$17.8	$53.8	$(22.7)	$(139.1)
Cash flows from investing activities:
Capital investments	—	(118.8)	(1.7)	(0.3)	—	(120.8)
Investments, net		(8.2)	—	—	—	(8.2)
Proceeds from sale of property, plant and equipment		8.0	—	—	—	8.0
Other investing items, net	—	0.6	(0.1)	(0.2)	—	0.3
Net cash flows from investing activities	—	(118.4)	(1.8)	(0.5)	—	(120.7)
Cash flows from financing activities:
Principal payments on long-term debt	—	(0.5)	—	—	—	(0.5)
Proceeds from exercise of stock options	3.3	—	—	—	—	3.3
Purchase of treasury stock	(9.6)	—	—	—	—	(9.6)
Common stock dividends paid	(16.8)	10.4	(13.7)	(14.1)	17.4	(16.8)
Inter-company activity	24.5	7.2	(2.2)	(34.8)	5.3	—
Tax benefits from stock-based transactions	—	12.4	—	—	—	12.4
Other financing items, net	(0.1)	0.4	(0.1)	(1.4)	—	(1.2)
Net cash flows from financing activities	1.3	29.9	(16.0)	(50.3)	22.7	(12.4)
Net increase (decrease) in cash and cash equivalents	—	(275.2)	—	3.0	—	(272.2)
Cash and equivalents, beginning of period	—	699.0	—	14.6	—	713.6
Cash and equivalents, end of period	$—	$423.8	$—	$17.6	$—	$441.4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(dollars in millions, except per share and per ton data)

Results of Operations

Overview

The Company’s operations consist of seven steelmaking and finishing plants located in Indiana, Kentucky, Ohio and Pennsylvania that produce flat-rolled carbon steels, including premium-quality coated, cold-rolled and hot-rolled products, and specialty stainless and electrical steels that are sold in hot band, sheet and strip form.  These products are sold to the automotive, infrastructure and manufacturing, and distributors and converters markets.  The Company sells its carbon products principally to domestic customers.  The Company’s electrical and stainless steel products are sold both domestically and, increasingly, internationally.  The Company’s operations also include AK Tube LLC (“AK Tube”), which further finishes flat-rolled carbon and stainless steel at two tube plants, one located in Ohio and one located in Indiana, into welded steel tubing used in the automotive, large truck and construction markets.  In addition, the Company’s operations include European trading companies that buy and sell steel and steel products and other materials.

Beginning late in 2008, the Company reacted quickly to the economic downturn and initiated a concerted, Company-wide effort to reduce controllable costs wherever possible and focused on efforts to conserve cash.  That effort continued throughout the first nine months of 2009, and included the temporary idling of certain of the Company’s manufacturing facilities for various periods during the year to better match the Company’s production with its customer demand.  The Company used such lower customer demand opportunistically, when possible, in order to prepare for maximum production efficiency when the global economy recovers.  For example, while the Company’s Middletown Works blast furnace was idled due to the reduced volume demand during the second and early part of the third quarter of 2009, the Company took advantage of that opportunity to perform significant maintenance on that furnace.  The furnace was down for approximately sixteen weeks and was started back up in July 2009.  Despite its ongoing cost containment efforts, the Company continues to focus on its core values – safety, quality and productivity.  The Company achieved considerable success during the first nine months with respect to all of those efforts – reducing costs, conserving cash, operating safely, and producing the highest quality steel as efficiently as possible under the current market conditions.  With respect to safety, the Company’s recordable injury rate continues to lead the steel industry by a wide margin.  With respect to quality, the Company continues to be recognized in leading surveys for being industry-best in overall quality for carbon, stainless and electrical steels.  With respect to costs and other financial measures, the Company’s quick and sustained reaction to the economic downturn helped the Company to generate a net income for the first time since the downturn began last fall.

The Company’s net income during the third quarter was aided by increased shipments and revenues compared to the previous quarter, as the Company experienced near term, incremental improvement in steel demand and economic conditions.  This increased demand was spurred in part by improved automotive demand for inventory replacement in the wake of the U.S. government’s successful “Cash for Clunkers” program.  Despite these recent positive economic trends, however, the global economic climate remains volatile and steel demand is likely to be well below the historically-high levels of 2007 and 2008 for the foreseeable future.  This is evidenced by the fact that third quarter 2009 shipments and revenue, though up from the immediately preceding quarter, were still substantially below the second quarter of 2008 record shipment levels.

In short, the Company continues to struggle against the anemic global demand for steel products that has persisted throughout the first three quarters of 2009, but has made substantial progress in reducing its costs to the point where it is capable of making a net income even in these extremely challenging economic conditions.

Steel Shipments

Steel shipments for the three months ended September 30, 2009 and 2008 were 1,047,800 tons and 1,476,300 tons, respectively.  For the three-month period ended September 30, 2009, value-added products comprised 85.3% of total shipments compared to 79.6% for the three-month period ended September 30, 2008.  Shipments for the nine months ended September 30, 2009 and 2008 were 2,567,200 tons and 4,792,500 tons, respectively.  For the nine-month period ended September 30, 2009, value-added products comprised 85.8% of total shipments compared to 80.0% for the nine-month period ended September 30, 2008.  The percentage of value-added shipments was higher in the respective three-

and nine-month periods in 2009 primarily due to lower hot-rolled carbon shipments compared to the same 2008 periods, both in real terms and as a percentage of total shipments.  Total shipments for the nine months ended September 30, 2009 were substantially lower than the same period in 2008 due to weak steel demand in all markets, but especially in the automotive market.  The weak demand in the automotive market was driven by a year-on-year 27% decline in U.S. light vehicles sales for the first nine months of 2009, resulting in excess inventories of unsold vehicles and the need to reduce production at every North American manufacturer of light vehicles.  In addition, Chrysler temporarily idled all of its operations on April 30, 2009, and General Motors also idled many of its plants during the second quarter.  As a result, total North American light vehicle production was down 42% for the first nine months of 2009 compared to the first nine months of 2008.  The significant reduction in automotive demand was the principal reason for lower coated, cold-rolled, and tubular shipments during the third quarter of 2009 compared to the third quarter of 2008.  The automotive market did begin to improve in the third quarter of 2009, however, resulting in an increase in shipments compared to the second quarter of 2009.  The reduction in stainless / electrical steel shipments also reflects lower demand in the automotive market with respect to stainless and, with respect to electrical, the weakness in the domestic housing market and global economy.  The reduction in hot-rolled shipments was due to weak spot market conditions globally.  The Company continues to focus on maximizing product profitability based on current and projected market demands – both domestically and internationally.  The following presents net shipments by product line:

	For the Three Months				For the Nine Months
	Ended September 30,				Ended September 30,
(tons in thousands)	2009		2008		2009		2008
Stainless / electrical	178.0	17.0%	240.3	16.3%	485.6	18.9%	752.1	15.7%
Coated	497.3	47.5%	592.0	40.1%	1,170.1	45.6%	2,015.4	42.1%
Cold-rolled	194.4	18.6%	314.2	21.3%	487.4	19.0%	970.2	20.2%
Tubular	23.5	2.2%	28.3	1.9%	58.3	2.3%	96.0	2.0%
Subtotal value-added shipments	893.2	85.3%	1,174.8	79.6%	2,201.4	85.8%	3,833.7	80.0%
Hot-rolled	118.5	11.3%	260.7	17.7%	258.9	10.1%	816.7	17.0%
Secondary	36.1	3.4%	40.8	2.7%	106.9	4.1%	142.1	3.0%
Subtotal non value-added shipments	154.6	14.7%	301.5	20.4%	365.8	14.2%	958.8	20.0%
Total shipments	1,047.8	100.0%	1,476.3	100.0%	2,567.2	100.0%	4,792.5	100.0%

Sales

For the three months ended September 30, 2009, net sales were $1,041.1, reflecting an approximate 52% decrease from third quarter 2008 net sales of $2,157.6.  On a positive note, such sales represented an approximate 31% increase from second quarter 2009 net sales of $793.6.  Net sales during the first nine months of 2009 and 2008 were $2,756.9 and $6,185.6, respectively.  The 2009 decrease in net sales compared to the same periods in 2008 was caused by weak demand for all steel products, particularly in the automotive market, resulting from the worst global economic conditions in decades.  The increase in net sales for the third quarter of 2009 compared to the second quarter of 2009 was the result of increased carbon shipments, principally to the automotive and distributors and converters markets.  Net sales to customers outside the United States for the three- and nine-month periods ended September 30, 2009 totaled $194.0 and $564.9, respectively, compared to the three- and nine-month periods ended September 30, 2008 totaling $349.3 and $1,004.6, respectively.  A substantial majority of the revenue outside of the United States is associated with electrical and, to a lesser extent, stainless steel products.  The Company’s average selling price for the third quarter of 2009 was $994 per ton, a reduction of approximately 32% from the Company’s third quarter 2008 average selling price of $1,462 per ton and a 7% decrease from the second quarter 2009 average selling price of $1,072 per ton.  The decrease in average selling price in the third quarter of 2009 versus the third quarter of 2008 was primarily due to lower prices in the spot market and lower surcharges on many of the Company’s products.  The lower average selling price in the third quarter of 2009 versus the second quarter of 2009 was primarily the result of an increase in carbon shipments.

Maintenance Outage Costs

The Company’s maintenance outage costs in the first nine months of 2009 were approximately $31.5, compared to costs of approximately $55.2 in the corresponding period in 2008.  The outage costs in the third quarter of 2009 were comparable to outage costs in the third quarter of 2008.

Raw Material and Energy Costs

The Company expects to incur lower raw material costs, primarily related to iron ore, during the remainder of 2009 and already is experiencing significant reductions in some of these costs.  Because, however, of the abnormally low production and shipment volumes caused by the poor business conditions starting in the fourth quarter of 2008, the Company continues to consume some of the raw materials, particularly iron ore and hot briquetted iron (“HBI”), which were purchased in 2008 at higher prices than prevail currently.  The Company has experienced some of the benefit of the lower costs it currently is paying for raw materials and it expects to benefit increasingly from lower raw material costs during the fourth quarter of this year.  Associated with these anticipated lower costs, as well as lower levels of inventories, the Company recorded a LIFO credit of $106.3 and $266.4, respectively, for the three and nine months ended September 30, 2009, compared to a LIFO charge of $65.4 and $267.3, respectively, for the three and nine months ended September 30, 2008.  While the Company has benefited from a LIFO credit in 2009, in the absence of a continued decline in raw material costs, energy costs and/or inventory levels in 2010, the Company would not anticipate a substantial LIFO credit for 2010.

Selling and Administrative Expenses

The Company continued its disciplined approach to containing costs during the third quarter.  Selling and administrative expense for the third quarter of 2009 was $45.6 compared to $56.6 for the same period in 2008.  The reduction was due primarily to lower compensation and employee benefit costs, driven largely by a reduction in headcount, and an overall lower level of spending on other overhead items.  This general reduction in spending resulted from the Company’s prompt and proactive steps to reduce controllable costs in the face of the poor steel industry and overall economic conditions.  Depreciation expense was $51.0 for the third quarter of 2009, slightly higher than the $50.5 for the third quarter of 2008.

Operating Profit

The Company recorded operating profit of $15.3 and $309.6, respectively, for the three-month periods ended September 30, 2009 and 2008.   The Company recorded an operating loss of $157.1 for the nine-month period ended September 30, 2009.  This compares to an operating profit of $717.2 for the nine-month period ended September 30, 2008.  The principal cause of this decline in operating performance was significantly lower steel shipments driven by reduced customer demand, negatively affecting both revenues and overhead absorption.  The lower steel shipments also resulted in the Company carrying over iron ore inventory from 2008 into 2009.  This inventory had higher costs than the current market prices for iron ore, and its use in 2009 also negatively impacted 2009 operating profit results.

Interest Expense

Interest expense for the three and nine months ended September 30, 2009 was $9.0 and $28.4, respectively, compared to $11.6 and $34.9, respectively, for the same periods in 2008.  The decrease was due primarily to the Company’s repurchase, in 2008 and 2009, of a portion of its 7 3/4% senior notes due in 2012 and a reduction of rates on variable-interest debt.

Other Income

Other income, net for the three and nine months ended September 30, 2009 was $2.9 and $8.6, respectively, compared to $0.9 and $10.1 for the corresponding periods in 2008.  The increase for the three-month period was due primarily to foreign exchange gains partially offset by lower interest income due to lower levels of cash and investment rates.  The decrease for the nine-month period was due primarily to lower interest income resulting from lower cash and investment rates partially offset by foreign exchange gains.

Income Taxes

Income taxes recorded for the year 2009 have been estimated based on year-to-date income and projected financial results for the full year.  The final effective tax rate to be applied to 2009 will depend, among other things, on the actual amount of taxable income generated by the Company for the full year.

Net Income

The Company reported net income in the three months ended September 30, 2009 of $6.2, or $0.06 per diluted share.  For the nine months ended September 30, 2009, the net loss was $114.4, or $1.05 per diluted share.  During the comparable three- and nine- month periods in 2008, the Company reported net income of $188.3, or $1.67 per diluted share, and $434.6, or $3.85 per diluted share, respectively.

Outlook

All of the statements in this “Outlook” section are subject to, and qualified by, the cautionary information set forth under the heading “Forward-Looking Statements.”

The Company expects shipments in the fourth quarter of 2009 to be approximately 1,300,000 tons, reflecting an increase of nearly 24% over third quarter 2009 shipments.  This increase is the result of anticipated increased shipments in carbon steel products, principally due to improved automotive demand as the domestic automotive companies rebuild depleted inventories during the fourth quarter.  The Company anticipates its average per-ton selling price to decline approximately 2% compared to the third quarter of 2009 level.  The expected decline in the average selling price is due to an anticipated higher percentage of carbon steel shipments relative to stainless and electrical shipments in the fourth quarter as compared to the third quarter.  The Company also anticipates that maintenance costs will be approximately $10.0 higher compared to the third quarter as a result of maintenance work at the Company’s Middletown Works blast furnace and Ashland Works basic oxygen furnace.  The Company expects to benefit from lower operating costs and lower raw material costs, primarily related to iron ore, in the fourth quarter compared to the third quarter.  Based on these factors, the Company currently expects to earn an operating profit of between $30 and $35 per ton for the fourth quarter of 2009.  The Company expects to incur a non-cash charge of approximately $5.0, or $0.05 per share of common stock, primarily as the result of a decrease in the value of the Company’s deferred tax assets as the result of state tax law changes.

Under its method of accounting for pension and other postretirement benefit plans, the Company recognizes into income (loss), as a fourth quarter adjustment, any unrecognized actuarial gains and losses that exceed 10% of the larger of projected benefit obligations or plan assets (the “corridor”). These corridor charges are driven mainly by events and circumstances beyond the Company’s control, primarily changes in interest rates, performance of the financial markets, healthcare cost trends and mortality and retirement experience.  It thus is impossible to reliably forecast or predict whether they will occur in any given year or, if they do, what the magnitude will be.   Based upon currently available information and reasonable projections, however, the Company does not anticipate a fourth quarter 2009 corridor charge related to its other postretirement benefit plans.  Although the Company, at this time, cannot determine whether there will be such a corridor charge with respect to its pension plans, it is possible that a pension-related corridor charge could occur depending on year-end interest rates and pension plan asset values.

Impact of Chrysler and General Motors Bankruptcy Filings on AK Steel

On April 30, 2009, Chrysler filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code to reorganize its business.  On June 1, 2009, General Motors filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code to reorganize its business.  On June 10, 2009, most of the assets of Chrysler were sold to a new entity known as Chrysler Group LLC (“New Chrysler”). On July 10, 2009, substantially all of the assets of General Motors were sold to a new entity known as NGMCO, Inc.  Both Chrysler and General Motors idled facilities in anticipation of, and/or in connection with, those bankruptcy filings.  Most of those facilities have now been re-started by the new entities that acquired assets out of the Chrysler and General Motors bankruptcies.  To the extent that the idling of any of the Chrysler or General Motors facilities will continue into the fourth quarter, the anticipated impact of that continued idling is included in the Company’s fourth quarter Outlook, above.  In addition, however, the filing of the Chrysler and General Motors bankruptcies and the idling of their facilities may increase the likelihood of bankruptcy filings by other suppliers to the automotive industry which also are customers of the Company. The Company cannot at this time reasonably predict which, if any, of those customers will file bankruptcy petitions or what impact, if any, these additional filings may have on its Outlook for the fourth quarter.

Ashland Works Arbitration Award

On May 13, 2009, the Company announced its intention to idle most of the Ashland Works beginning in late July or early August.  The planned idling was due to depressed business conditions and the resulting lack of sufficient orders to operate both of the Company’s blast furnaces.  The Company’s intent was to idle the Ashland Works blast furnace relatively soon after restarting its Middletown Works blast furnace, which had been idled since late March 2009 as part of a planned outage to replace its hearth.  On May 22, 2009, the United Steelworkers of America Local 1865 (“Local 1865”) filed a grievance which challenged the right of the Company to proceed with its planned idling.  The grievance was heard on June 17-18, 2009 and on July 15, 2009 the arbitrator issued an opinion which sustained the grievance.  In summary, the arbitrator held that, under the terms of the applicable collective bargaining agreement, the Ashland Works cannot be idled so long as there is demand for products which can be produced at Ashland.  The Company disagreed with that interpretation of the parties’ collective bargaining, but the Company has re-started the Ashland Works blast furnace and has entered into an agreement with Local 1865 to resolve this matter and related disputes.

Liquidity and Capital Resources

Overview

The Company continued its strong and stable liquidity position in the third quarter, with a total liquidity of over one billion dollars.  At September 30, 2009, the Company had total liquidity of $1,052.0, consisting of $339.5 of cash and cash equivalents and $712.5 of availability under the Company’s $850.0 five-year revolving credit facility.  At September 30, 2009, there were no outstanding borrowings under the credit facility; however, availability was reduced by $137.5 due to outstanding letters of credit.  The Company’s obligation under its credit facility is secured by its inventory and accounts receivable.  Thus, availability also may be reduced by a decline in the level of eligible collateral, which can fluctuate monthly under the terms of the credit facility.  The Company’s eligible collateral, after application of applicable advance rates, exceeded $850.0 as of September 30, 2009.

Cash used by operations totaled $87.4 for the nine months ended September 30, 2009.  Primary uses of cash were the net loss from the Company’s operating activities, a pension contribution of $210.0, and a $65.0 contribution to a VEBA Trust established for Middletown Works retirees.  Partially offsetting the Company’s use of cash in the first nine months was the generation of cash in the amount of $174.6 from a decrease in working capital.  The decrease in working capital resulted primarily from lower accounts receivable attributable to the reduced level of sales revenue that resulted from the idling of numerous automotive production facilities by the Company’s customers.  Also contributing to the decrease in working capital was a higher level of accounts payable reflecting the improved business conditions in the third quarter.

Pension- and Retiree Healthcare Benefit-related Matters

During the first nine months of 2009, the Company made pension contributions totaling $210.0.  The third-quarter pension contribution of $110.0 was approximately double the $55.0 that was required for the balance of 2009 and is expected to reduce the Company’s 2010 contribution obligation.  The additional contribution brought the total 2009 pension contributions to $210.0 and increased the Company’s total pension fund contributions since 2005 to over $1.0 billion.  Currently, the Company estimates required annual pension contributions for 2010 to be approximately $105.0 and for 2011 to be approximately $280.0.  The calculation of estimated future pension contributions requires the use of assumptions concerning future events.  The most significant of these assumptions relate to future investment performance of the pension funds, actuarial data relating to plan participants, and the benchmark interest rate used to discount future benefits to their present value. Because of the variability of factors underlying these assumptions, including the possibility of future pension legislation, the reliability of estimated future pension contributions decreases as the length of time until the contributions must be made increases.

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

Investment and Financing Activity

During the nine months ended September 30, 2009, net cash used by investing activities totaled $111.4, which includes $91.2 of capital investments by the Company and $22.5 in capital investments related to the investment by Middletown Coke Company, Inc. (“Middletown Coke”) in capital equipment for the coke plant to be constructed in Middletown, Ohio.

In March 2008, the Company’s Board of Directors approved a 20-year supply contract with Middletown Coke, an affiliate of SunCoke Energy, Inc. (“SunCoke”), to provide the Company with metallurgical-grade coke and electrical power.  The coke and power will come from a new facility (“SunCoke Middletown”) to be constructed, owned and operated by Middletown Coke adjacent to the Company’s Middletown Works.  The proposed new SunCoke Middletown facility will produce about 550,000 tons of coke and 50 megawatts of electrical power annually.  The anticipated cost to build the facility is approximately $340.0.  Under the agreement, the Company will purchase all of the coke and electrical power generated from SunCoke Middletown for at least 20 years, helping the Company achieve its goal of more fully integrating its raw material supply and providing about 25% of the power requirements of Middletown Works.  The agreement is contingent upon, among other conditions, Middletown Coke receiving all necessary local, state and federal approvals and permits, as well as available economic incentives, to build and operate the proposed new facility.  Currently, there is litigation pending which challenges the issuance of an environmental permit necessary to construct the new facility.  See discussion of Monroe litigation in Note 9 of Part I, Item 1.

In August 2009, the Board also approved an agreement with Haverhill North Coke Company, an affiliate of SunCoke, to provide the Company with 550,000 tons of coke annually from SunCoke’s Haverhill facility (“SunCoke Haverhill”) located in southern Ohio.  The agreement has a 12-year term with two five-year renewal options.  Under the agreement, the Company also will purchase a portion of the electricity co-generated from the heat recovery coke battery.  Like the SunCoke Middletown agreement, this agreement enhances the Company’s long-term supply of cost-competitive coke and energy in an environmentally responsible fashion.  It also furthers the Company’s strategic goals to assure an adequate supply of a key raw material and to better insulate itself from volatile coke and energy prices.  The SunCoke Haverhill agreement does not replace or diminish the Company’s need for the coke and electricity from the SunCoke Middletown facility.  The Company continues to need the coke from that facility on a long-term basis and has no immediate plans to idle any of its existing cokemaking capacity.  However, the age and rapidly escalating environmental compliance costs associated with the Company’s Ashland coke batteries are continuing concerns.

In October 2007, the Company announced its intent to build a new electric arc furnace (“EAF”) and ladle metallurgy furnace at its Butler Works.  Currently, the Company operates three EAFs at Butler Works.  This project involves a capital investment of approximately $140.0 and will replace two of the existing EAFs with a single furnace capable of melting more than 1.45 million tons annually, about 40% more than is currently produced with a three-furnace operation.  The project was initially expected to be completed by the end of 2009.  However, the project is behind schedule due to delays in obtaining a required environmental permit and the Company currently anticipates completing the project in early 2011.

In July 2008, the Company announced a $21.0 capital investment to further expand the Company’s production capabilities for high value-added, grain-oriented electrical steels.  The project includes installation of new production equipment at the Company’s Butler Works to utilize the Company’s proprietary special annealing technology, as well as upgrades to an existing processing line at Butler Works.  This capital investment is an addition to a previously-announced, but not-yet-completed, project at the Company’s Butler and Zanesville Works which also was for the purpose of expanding production of electrical steels.  Due to the current depressed business conditions, the Company has temporarily suspended work on both of these projects.

During the nine months ended September 30, 2009, cash used by financing activities totaled $24.4.  This includes $23.3 relating principally to the repurchase of a portion of the Company’s debt obligations, the purchase of $11.4 of the Company’s common stock primarily related to the Company’s share repurchase program, and the payment of common stock dividends in the amount of $16.5.  Cash used was offset by $25.3 in advances from minority interest owner SunCoke to Middletown Coke.

Revolving Credit Facility

Despite the existing depressed business conditions, the Company believes that its current liquidity will be adequate to meet its obligations for the foreseeable future.  Future liquidity requirements for employee benefit plan contributions, scheduled debt maturities, planned debt redemptions and capital investments are expected to be funded by internally generated cash and/or other financing sources.  To the extent, if at all, that the Company would need to fund any of its planned capital investments other than through internally generated cash, the Company currently has an $850.0 five-year revolving credit facility available for that purpose.  At September 30, 2009, there were no outstanding borrowings under the credit facility.  However, availability under the facility was reduced by $137.5 to support outstanding letters of credit.  This resulted in remaining availability under the facility as of September 30, 2009 in the amount of $712.5.  From time to time, availability may be adjusted by the amount of eligible collateral, after application of applicable advance rates.  It is extremely difficult to provide reliable financial forecasts, even on a quarterly basis, in the current economic climate.  The Company’s forward looking statement on liquidity is based on currently available information and, to the extent the information is inaccurate, there could be a material adverse impact to the Company’s liquidity.

Dividends

On October 27, 2009, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock, payable on December 10, 2009, to stockholders of record on November 13, 2009.  Also, on July 21, 2009, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock, payable on September 10, 2009, to stockholders of record on August 14, 2009.  This was in addition to previous quarterly cash dividends of $0.05 per share of common stock paid on March 10, 2009 and June 10, 2009.

The payment of cash dividends is subject to a restrictive covenant contained in the instruments governing most of the Company’s outstanding senior debt.  The covenant allows the payment of dividends, if declared by the Board of Directors, and the redemption or purchase of shares of its outstanding capital stock, subject to a formula that reflects cumulative net earnings.  As of September 30, 2009, the limitation on these restricted payments is $58.6.  Restrictive covenants also are contained in the instruments governing the Company’s $850.0 asset-based revolving credit facility.  Under the credit facility covenants, dividends and share repurchases are not restricted unless availability falls below $150.0, at which point dividends would be limited to $12.0 annually and share repurchases would be prohibited.  As of September 30, 2009, the availability under the asset-based revolving credit facility of $712.5 significantly exceeds $150.0.  Accordingly, none of the covenants currently prevent the Company from declaring and paying a dividend to its stockholders.

Senior Notes

During the first nine months of 2009, the Company repurchased $26.4 of its 7 3/4% senior notes due in 2012, with cash payments totaling $22.8.  In connection with these repurchases, the Company recorded non-cash, pre-tax gains of approximately $3.6.  The repurchases were funded from the Company’s existing cash balances.  The Company, from time to time, may continue to make cash repurchases of its outstanding senior notes through open market purchases, privately negotiated transactions or otherwise.  Such repurchases, if any, will depend upon whether any senior notes are offered to the Company by the holders, prevailing market conditions, the Company’s cash and liquidity position and needs, and other relevant factors.  The amounts involved in the repurchases may or may not be material.

Restrictions under Revolving Credit Facility and Senior Notes

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

The senior note indenture includes restrictive covenants regarding (a) the use of proceeds from asset sales, (b) some investments, (c) the amount of sale/leaseback transactions, and (d) transactions by subsidiaries and with affiliates.  Furthermore, the senior note indenture imposes the following additional financial covenants:

●
A minimum interest coverage ratio of at least 2.5 to 1 for the incurrence of debt.  Failure to meet this covenant would not constitute an event of default.  Rather, it would limit the amount of additional debt the Company could incur to $100.0 beyond the borrowing available under our existing revolving credit facility.  At September 30, 2009, the ratio fell below the 2.5 to 1 incurrence test.  Other than the impact on borrowing noted above, noncompliance with this covenant does not materially impact the Company’s cash or liquidity position.  The ratio is calculated by dividing the interest expense, including capitalized interest and fees on letters of credit, into EBITDA (defined, essentially, as operating income (i) before interest, income taxes, depreciation, amortization of intangible assets and restricted stock, extraordinary items and purchase accounting and asset distributions, (ii) adjusted for income before income taxes for discontinued operations, and (iii) reduced for the charges related to impairment of goodwill special charges, and pension and other postretirement employee benefit obligation corridor charges).  The corridor charges are amortized over a 10-year period for this calculation.

●
A limitation on “restricted payments,” which consist primarily of dividends and share repurchases, of $25.0 plus 50% of cumulative net income (or minus 100% of cumulative net loss) from April 1, 2002.  As of September 30, 2009, the limitation on restricted payments was $58.6.

The Company’s $850.0 five-year revolving credit facility secured by the Company’s product inventory and accounts receivable contains restrictions on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliate transactions.  In addition, the facility requires maintenance of a minimum fixed charge coverage ratio of 1 to 1 if availability under the facility is less than $125.0.

Forward-Looking Statements

Certain statements made or incorporated by reference in this Form 10-Q, or made in press releases or in oral presentations made by Company employees, reflect management’s estimates and beliefs and are intended to be, and are hereby identified as “forward-looking statements” for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These include, but are not limited to, the discussions herein under the headings “Outlook,” “Liquidity and Capital Resources” and “Risk Factors.”

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

In the ordinary course of business, the Company is exposed to market risk for price fluctuations of raw materials and energy sources.  In 2008, the prices of raw materials and energy, including iron ore, scrap, purchased carbon slabs, chrome, aluminum and natural gas, were extraordinarily volatile.  The Company anticipates a significant reduction in the cost of most of these items in 2009.  The Company attempts to negotiate with its customers to add and/or expand raw material and energy surcharges in its customer agreements as existing agreements expire and new agreements are negotiated.  The amount of increases in natural gas and raw material costs which the Company will be able to pass on to its customers in the form of a surcharge or increased pricing, however, is uncertain.  In certain instances – for example, where a contract was negotiated at a time of unusually high raw material or energy prices – it is possible that subsequent decreases in natural gas or raw material costs will result in a decrease in the total price, including the surcharges, charged to a customer for a particular product compared to the price at the time the contract was entered into.

The Company uses cash settled commodity price swaps and/or options to hedge the market risk associated with the purchase of certain of its raw materials and energy requirements.  Such hedges routinely are used with respect to a portion of the Company’s natural gas and nickel requirements and are sometimes used with respect to its aluminum and zinc requirements.  The Company’s hedging strategy is designed to protect it against normal volatility.  However, abnormal price increases in any of these commodity markets could negatively impact operating costs.  The effective portion of the gains and losses from the use of these instruments for natural gas are deferred in accumulated other comprehensive income on the condensed consolidated balance sheets and recognized into cost of products sold in the same period as the underlying transaction.  At September 30, 2009, accumulated other comprehensive income included $21.2 in unrealized net-of-tax losses for the fair value of these derivative instruments.  All other commodity price swaps and options are marked to market and recognized into cost of products sold with the offset recognized as other current assets, other non-current assets, other accrued liabilities, or other non-current liabilities.  At September 30, 2009, accrued liabilities and other noncurrent liabilities included $23.1 and $0.9, respectively, for the fair value of these commodity hedges.  The following table presents the negative effect on pre-tax income of a hypothetical change in the fair value of derivative instruments outstanding at September 30, 2009, due to an assumed 10% and 25% decrease in the market price of each of the indicated commodities.

Commodity Derivative	10% Decrease	25% Decrease
Natural Gas	$4.6	$11.4
Nickel	0.6	1.4
Zinc	0.1	0.4

Because these instruments are structured and used as hedges, these hypothetical losses would be offset by the benefit of lower prices paid for the physical commodity.  The Company currently does not enter into swap or option contracts for trading purposes.

The Company also is subject to risks of exchange rate fluctuations on a portion of inter-company receivables that are denominated in foreign currencies.  The Company occasionally uses forward currency contracts to manage exposures to certain of these currency price fluctuations.  At September 30, 2009, the Company had outstanding forward currency contracts with a total notional value of $20.5 for the sale of euros.  Based on the contracts outstanding at September 30, 2009, a 10% increase in the dollar to euro exchange rate would result in a $2.0 pretax loss in the value of these contracts, which would offset the income benefit of a more favorable exchange rate.

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

●
Risks associated with proposed legislation on climate change and greenhouse gas emission limitations. The United States has not ratified the 1997 Kyoto Protocol Treaty (the “Kyoto Protocol”) and the Company does not produce steel in a country which has ratified that treaty. Negotiations for a treaty which would succeed the Kyoto Protocol are ongoing and it is not known yet what the terms of that successor treaty ultimately will be or if the United States will ratify it.  It appears, however, that limitations on greenhouse gas emissions may be imposed in the United States at some point in the future through federally enacted legislation.  During the third quarter, both the United States House of Representatives and Senate introduced bills aimed at limiting carbon emissions from companies which conduct business that is carbon-intensive, which would include the steel industry.  Among other potential material items, each bill includes a proposed system of carbon emission credits issued to certain companies, similar to the European Union’s existing “cap and trade” system.  That said, each of these bills is likely to be altered substantially as they move through the legislative process, making it difficult at this time to forecast what the final legislation, if any, will look like and the resulting effects on the Company.  If legislation similar to these bills is enacted, however, the Company likely will suffer negative financial impact as a result of increased energy, environmental and other costs in order to comply with the limitations that would be imposed on greenhouse gas emissions.  In addition, depending upon whether similar limitations are imposed globally, the legislation could negatively impact the Company's ability to compete with foreign steel companies situated in areas not subject to such limitations.  Unless and until the legislation is enacted and its terms are known, however, the Company cannot reasonably or reliably estimate the impact of such legislation on its financial condition, operating performance or ability to compete.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities in the quarter ended September 30, 2009.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share (1) (2)	Total Number of Shares (Units) Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
July 1 through 31, 2009	1,090	$18.53	—
August 1 through 31, 2009	—	—	—
September 1 through 30, 2009	—	—	—
Total	1,090	$18.53	—	$125.6

(1)
During the quarter, the Company repurchased 1,090 shares of common stock owned by participants in its restricted stock awards program under the terms of its Stock Incentive Plan.  In order to satisfy the requirement that an amount be withheld that is sufficient to pay federal, state and local taxes due upon the vesting of the restricted stock, employees are permitted to have the Company withhold shares having a fair market value equal to the tax which could be imposed on the transaction.  The Company repurchases the withheld shares at the quoted average of high and low prices on the day the shares are withheld.

(2)
On October 21, 2008, the Company announced that its Board of Directors had authorized the Company to repurchase, from time to time, up to $150.0 of its outstanding equity securities.  This stock repurchase plan supersedes and replaces a previous stock repurchase plan announced in 2000.  There is no expiration date specified in the Board of Directors’ authorization.

Item 6.	Exhibits.

	Exhibit 10.1.	First Amendment to the AK Steel Holding Corporation Stock Incentive Plan (as amended and restated as of October 16, 2008).
	Exhibit 10.2.	Second Amendment to the AK Steel Holding Corporation Stock Incentive Plan (as amended and restated as of October 16, 2008).
	Exhibit 10.3.	Form of Second Amendment to the AK Steel Holding Corporation Executive Officer Severance Agreement.
	Exhibit 10.4.	Second Amendment to the AK Steel Corporation Executive Minimum and Supplemental Retirement Plan (as amended and restated as of October 18, 2007).
	Exhibit 31.1.	Section 302 Certification of Chief Executive Officer
	Exhibit 31.2.	Section 302 Certification of Chief Financial Officer
	Exhibit 32.1.	Section 906 Certification of Chief Executive Officer
	Exhibit 32.2.	Section 906 Certification of Chief Financial Officer
Exhibit 101.
Financial statements from the Quarterly Report on Form 10-Q of AK Steel Holding Corporation for the quarter ended September 30, 2009, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the following duly authorized persons.

AK STEEL HOLDING CORPORATION
(Registrant)

Dated:	November 3, 2009	/s/ Albert E. Ferrara, Jr.
Albert E. Ferrara, Jr.
Vice President, Finance and Chief Financial Officer

Dated:	November 3, 2009	/s/ Roger K. Newport
Roger K. Newport
Controller and Chief Accounting Officer