Form 10-Q/A
period 2009-06-30
AK STEEL HOLDING CORP
filed 2009-11-19
CIK 918160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
_________________________________

FORM 10-Q/A

Amendment No. 1
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

109,392,346 shares of common stock
(as of July 31, 2009)

Explanatory Note:

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of AK Steel Holding Corporation for the quarter ended June 30, 2009, as filed with the Securities and Exchange Commission (“SEC”) on August 4, 2009 (“Original Filing”), is solely to furnish a revised Exhibit 101 (XBRL formatted data) to the Original Filing.  The Exhibit 101 furnished with the Original Filing included certain financial data that, while correctly presented using the SEC’s XBRL viewer-rendered format, were not correctly presented when using the XBRL interactive data format.  More specifically, the prior presentation of the data involved the matters of negative values and negated labels addressed in the staff observations from the Office of Interactive Disclosure released on or about October 6, 2009.  Exhibit 101 has been revised to eliminate the XBRL data formatting issues which were causing this problem.  In addition, Exhibit 101 has been revised to provide certain other improvements addressed in the staff observations from the Office of Interactive Disclosure with respect to matters of rendering and element selection.  With the exception noted above related to negative values and negated labels, there have been no changes to the reported amounts in the revised Exhibit 101.

This Amendment No. 1 does not reflect events occurring after the date of filing of the Original Filing or modify or update any disclosures in that filing, whether or not affected by subsequent events.  With the exception of the matters described above, the Original Filing is unchanged and reflects the disclosures made as of its filing.

Item 6.	Exhibits.

	Exhibit 31.1.*	Section 302 Certification of Chief Executive Officer
	Exhibit 31.2.*	Section 302 Certification of Chief Financial Officer
	Exhibit 32.1.*	Section 906 Certification of Chief Executive Officer
	Exhibit 32.2.*	Section 906 Certification of Chief Financial Officer
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

*	Previously filed or furnished, as applicable, as exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as filed with the Securities and Exchange Commission on August 4, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of the registrant by the following duly authorized persons.

AK STEEL HOLDING CORPORATION
(Registrant)

Dated:	November 19, 2009	/s/ Albert E. Ferrara, Jr.
Albert E. Ferrara, Jr.
Vice President, Finance and Chief Financial Officer

Dated:	November 19, 2009	/s/ Roger K. Newport
Roger K. Newport
Controller and Chief Accounting Officer