Form 10-Q/A
period 2009-06-30
AK STEEL HOLDING CORP
filed 2009-11-20
CIK 918160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
_________________________________

FORM 10-Q/A

Amendment No. 2
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

109,392,346 shares of common stock
(as of July 31, 2009)

Explanatory Note:

The purpose of this Amendment No. 2 to the Quarterly Report on Form 10-Q of AK Steel Holding Corporation for the quarter ended June 30, 2009, as filed with the Securities and Exchange Commission (“SEC”) on August 4, 2009 (“Original Filing”), is solely to furnish a revised Exhibit 101 (XBRL formatted data) to the Original Filing.  The Exhibit 101 furnished with the Original Filing included certain financial data that, while correctly presented using the SEC’s XBRL viewer-rendered format, were not correctly presented when using the XBRL interactive data format.  More specifically, the prior presentation of the data involved the matters of negative values and negated labels addressed in the staff observations from the Office of Interactive Disclosure released on or about October 6, 2009.  Exhibit 101 has been revised to eliminate the XBRL data formatting issues which were causing this problem.  In addition, Exhibit 101 has been revised to provide certain other improvements addressed in the staff observations from the Office of Interactive Disclosure with respect to matters of rendering and element selection.  With the exception noted above related to negative values and negated labels, there have been no changes to the reported amounts in the revised Exhibit 101.

Amendment No. 1 to the Original Filing, as filed with the SEC on Form 10-Q/A on November 19, 2009, was intended to accomplish the same purpose as this Amendment No. 2.  The revised Exhibit 101 furnished with Amendment No. 1, however, was determined to contain validation errors, which resulted in such revised exhibit not being accepted with the filing.  This Amendment No. 2 corrects those validation errors and furnishes the revised Exhibit 101.

This Amendment No. 2 does not reflect events occurring after the date of filing of the Original Filing or modify or update any disclosures in that filing, whether or not affected by subsequent events.  With the exception of the matters described above, the Original Filing is unchanged and reflects the disclosures made as of its filing.

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

AK STEEL HOLDING CORPORATION
(Registrant)

Dated:	November 20, 2009	/s/ Albert E. Ferrara, Jr.
Albert E. Ferrara, Jr.
Vice President, Finance and Chief Financial Officer

Dated:	November 20, 2009	/s/ Roger K. Newport
Roger K. Newport
Controller and Chief Accounting Officer