Form 10-K
period 2009-12-31
AK STEEL HOLDING CORP
filed 2010-02-23
CIK 918160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒       Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2009.
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934.  Yes  ☐  No  ☒.
Aggregate market value of the registrant’s voting stock held by non-affiliates at June 30, 2009: $2,076,650,398.
At February 19, 2010, there were 109,866,415 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant’s definitive proxy statement for the annual meeting of stockholders (the “2010 Proxy Statement”), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2009.

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

The Company’s operations consist of seven steelmaking and finishing plants located in Indiana, Kentucky, Ohio and Pennsylvania that produce flat-rolled carbon steels, including premium-quality coated, cold-rolled and hot-rolled products, and specialty stainless and electrical steels that are sold in hot band, and sheet and strip form.  The Company’s operations also include AK Tube LLC (“AK Tube”), which further finishes flat-rolled carbon and stainless steel at two tube plants, one located in Ohio and one located in Indiana, into welded steel tubing used in the automotive, large truck and construction markets.  In addition, the Company’s operations include European trading companies that buy and sell steel and steel products and other materials.

Customers

In conducting its steel operations, the Company principally directs its marketing efforts toward those customers who require the highest quality flat-rolled steel with precise “just-in-time” delivery and technical support. Management believes that the Company’s enhanced product quality and delivery capabilities, and its emphasis on customer technical support and product planning, are critical factors in its ability to serve this segment of the market.  The Company’s standards of excellence have been embraced by a wide array of diverse customers and, accordingly, no single customer accounted for more than 10% of net sales of the Company during 2009.

The Company’s flat-rolled carbon steel products are sold primarily to automotive manufacturers and to customers in the infrastructure and manufacturing markets.  This includes electrical transmission, heating, ventilation and air conditioning, and appliances.  The Company also sells coated, cold rolled, and hot rolled carbon steel products to distributors, service centers and converters who may further process these products prior to reselling them.  To the extent management believes necessary, the Company carries increased inventory levels to meet the requirements of certain of its customers for “just-in-time” delivery.

The Company sells its stainless steel products to manufacturers and their suppliers in the automotive industry, to manufacturers of food handling, chemical processing, pollution control, medical and health equipment and to distributors and service centers.  The Company sells electrical steels, which are iron-silicon alloys with unique magnetic properties, primarily to manufacturers of power transmission and distribution transformers and electrical motors and generators in the infrastructure and manufacturing markets.

The Company sells its carbon products principally to customers in the United States.  The Company’s electrical and stainless steel products are sold both domestically and internationally.  The Company’s customer base is geographically diverse and, there is no single country outside of the United States as to which sales are material relative to the Company’s total sales revenue.   The Company attributes revenue from foreign countries based upon the destination of physical shipment of a product.   Revenue from direct sales, and sales as a percentage of total sales, in 2009, 2008 and 2007 domestically and internationally were as follows:

Geographic Area	2009		2008		2007
	Net Sales	%	Net Sales	%	Net Sales	%
United States	$3,309.8	81%	$6,376.4	83%	$6,077.9	87%
Foreign Countries	767.0	19%	1,267.9	17%	925.1	13%
Total	$4,076.8	100%	$7,644.3	100%	$7,003.0	100%

The Company does not have any material long-lived assets located outside of the United States.

The Company’s sales in 2009 were adversely impacted by significantly depressed global economic conditions, and, particularly, declines in the automotive market and construction markets, both residential and non-residential.  The effects of the recession on each of the Company’s markets resulted in declines in shipments in every product category for the Company.  The most significant decline was felt in the distributors and converters market, due to reduced end-use demand, inventory reduction throughout the supply chain, and falling steel prices, which resulted in a decrease in its percentage of total Company sales as compared to the Company’s other two markets.

Despite an absolute reduction in total direct automotive sales from year to year, the Company’s direct automotive revenues as a percent of its total business rose to approximately 36% in 2009, compared to 32% in 2008.  The relative increase in automotive sales was principally due to that market being the most heavily weighted toward contract business. During downturns, contract business maintains more consistent volumes and provides greater price stability than spot market business because of contractual requirements that limit demand and price volatility.  The Company’s infrastructure and manufacturing market sales also experienced a reduction in absolute dollars of sales.  The percentage of Company revenue attributable to that market increased, however, to 31% of total Company revenue in 2009, from 29% in 2008, primarily as a result of the relatively greater revenue decline in the distributors and converters market.

The following table sets forth the percentage of the Company’s net sales attributable to each of its markets:

	Years Ended December 31,
Market	2009	2008	2007
Automotive	36%	32%	40%
Infrastructure and Manufacturing (a)	31%	29%	26%
Distributors and Converters (a)	33%	39%	34%

(a)
Prior to 2008, the Company historically referred to these markets by somewhat different names.  In 2008, the names were updated to simplify them, but the nature of the product sales and customers included in each market was not changed.  More specifically, the market previously described as “Appliance, Industrial Machinery and Equipment, and Construction” now is referred to as “Infrastructure and Manufacturing,” and the market previously described as “Distributors, Service Centers and Converters” now is referred to as “Distributors and Converters.”  No change was made to the name of the market described as “Automotive.”

The Company is a party to contracts with all of its major automotive and most of its infrastructure and manufacturing industry customers. These contracts, which are primarily one year in duration, set forth prices to be paid for each product during their term.  Approximately 83% of the Company’s shipments to current contract customers permit price adjustments to reflect changes in prevailing market conditions or certain energy and raw material costs.  Approximately 55% of the Company’s shipments of flat-rolled steel products in 2009 were made to contract customers, and the balance of the Company’s shipments were made in the spot market at prevailing prices at the time of sale.

In 2009, the automotive industry experienced its worst market conditions in decades.  The dramatic downturn in the domestic and global economies, which started in the fall of 2008, significantly reduced demand for light vehicles.  As a result, North American light vehicle production in 2009 was substantially below historic levels.  Because the automotive market continues to be an important element of the Company’s business, reduced North American light vehicle production adversely impacts the Company’s total sales and shipments.  Lower prices and shipments to the automotive market contributed to a dramatic decrease in the Company’s total sales in 2009.  Although the Company has seen an improvement in shipments since the low point in 2009, a level of sales significantly below recent historic levels likely will continue throughout 2010. At this point, it is impossible to determine when, or if, the domestic and/or global economies will return to pre-recession levels.

In addition, continued low levels of North American light vehicle production could cause further financial difficulties (including possible bankruptcy filings) for additional automotive manufacturers and suppliers to the automotive industry, many of whom are customers of the Company.  The Company could be adversely impacted by such financial difficulties and bankruptcies, including not only reductions in future sales, but also losses associated with an inability to collect outstanding accounts receivables from those customers.  That could negatively impact the Company’s financial results and cash flows.  The Company is continuing to monitor this situation closely and has taken steps to try to mitigate its exposure to such adverse impacts, but because of current market conditions and the volume of business involved, it cannot eliminate these risks entirely.

Raw Materials and Other Inputs

The principal raw materials required for the Company’s steel manufacturing operations are iron ore, coal, coke, chrome, nickel, silicon, manganese, zinc, limestone, and carbon and stainless steel scrap.  The Company also uses large volumes of natural gas, electricity and oxygen in its steel manufacturing operations.  In addition, the Company historically has purchased approximately 500,000 to 700,000 tons annually of carbon steel slabs from other steel producers to supplement the production from its own steelmaking facilities, though it did not do so in 2009 because of substantially reduced demand for the Company’s products.  The Company makes most of its purchases of iron ore, coal, coke and oxygen at negotiated prices under annual and multi-year agreements.  The Company typically makes purchases of carbon steel slabs, carbon and stainless steel scrap, natural gas, a majority of its electricity, and other raw materials at prevailing market prices, which are subject to price fluctuations in accordance with supply and demand.  The Company enters into financial instruments designated as hedges with respect to some purchases of natural gas and certain raw materials, the prices of which may be subject to volatile fluctuations.  In 2009, the Company experienced a significant decline in raw material and energy costs, primarily carbon scrap, nickel and natural gas.

To the extent that multi-year contracts are available in the marketplace, the Company has used such contracts to secure adequate sources of supply to satisfy key raw materials needs for the next three to five years.  Where multi-year contracts are not available, or are not available on terms acceptable to the Company, the Company continues to seek to secure the remainder of its raw materials needs through annual contracts or spot purchases.  The Company also continues to attempt to reduce the risk of future supply shortages by considering equity investments with respect to certain raw materials and by evaluating alternative sources and substitute materials.

The Company currently believes that it either has, or will be able to secure, adequate sources of supply for its raw material and energy requirements for 2010.  As a result, however, of lower than normal year-end inventories in 2009, and increased demand beyond the Company’s initial projections for 2010, the Company still needs to secure additional volumes of some raw materials, principally iron ore, for 2010.  Based on current reduced demand for most raw materials, the Company does not anticipate major shortages in the market unless substantial supply capacity is taken out of the market.  The potential exists, however, for production disruptions due to shortages of raw materials in the future.  If such a disruption were to occur, it could have a material impact on the Company’s financial condition, operations and cash flows.

The Company produces most of the coke it consumes in its blast furnaces, but had also been purchasing approximately 350,000 net tons annually from a third party pursuant to a ten-year supply contract (the “Shenango Coke Contract”) which expired on December 31, 2009.  In anticipation of the expiration of the Shenango Coke Contract, the Company entered into a long-term agreement with Haverhill North Coke Company (“SunCoke Haverhill”), an affiliate of SunCoke Energy, Inc. (“SunCoke”), to provide the Company with metallurgical-grade coke from the SunCoke Haverhill facility in southern Ohio.  Under the agreement, SunCoke Haverhill provides AK Steel with up to 550,000 tons of coke annually.  The Company will also benefit under the agreement from electricity co-generated from the heat recovery coke battery.  This is in addition to the previously announced project with Middletown Coke Company, Inc., another SunCoke affiliate (“Middletown Coke”), to construct a new state-of-the-art, environmentally friendly heat-recovery coke battery contiguous to the Company’s Middletown Works which will be capable of producing 550,000 net tons of metallurgical grade coke annually.  It is likely that the Company will need the production from both SunCoke facilities due to reduced production available from, and uncertainties with respect to, the Company’s Ashland, Kentucky coke batteries as a result of environmental issues.  To the extent the two SunCoke facilities, combined with the Company’s existing coke batteries in Ashland, Kentucky and Middletown, Ohio, provide more coke than the Company needs for its steel production, the Company anticipates that it will be able to sell any excess coke in the merchant coke market.

Research and Development

The Company conducts a broad range of research and development activities aimed at improving existing products and manufacturing processes and developing new products and processes.  Research and development costs incurred in 2009, 2008 and 2007 were $6.2, $8.1 and $8.0, respectively.

Employees

At December 31, 2009, the Company’s operations included approximately 6,500 employees, of which approximately 4,900 are represented by labor unions under various contracts that will expire in the years 2010 through 2013.  See discussion under Labor Agreements in the Liquidity and Capital Resources section below for additional information on these agreements.  Because of the extraordinary economic conditions which have adversely impacted the Company’s business, the Company announced in late 2008 that it would temporarily idle certain facilities and lay off some of its employees.  By the end of 2009, most of the idled facilities had been returned to production and most of the laid-off employees had been returned to work.  However, some of the Company’s facilities continue to be idled and some of its employees continue to be laid off.  That circumstance is expected to continue until market conditions improve.

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

Domestic steel producers, including the Company, face significant competition from foreign producers.  For a variety of reasons, these foreign producers often are able to sell products in the United States at prices substantially lower than domestic producers. These reasons include lower labor, raw material, energy and regulatory costs, as well as significant government subsidies and preferential trade practices in their home countries.  The annual level of imports of foreign steel into the United States also is affected to varying degrees by the strength of demand for steel outside the United States and the relative strength or weakness of the U.S. dollar against various foreign currencies.  U.S. imports of finished steel decreased slightly from the 2008 level and accounted for approximately 22% of domestic steel market demand in 2009.  By comparison, imports of finished steel accounted for approximately 29% and 27%, respectively, of domestic steel demand in 2008 and 2007.

The Company’s ability to compete has been negatively impacted by the bankruptcies of numerous domestic steel companies, including several former major competitors of the Company, and the subsequent and continuing global steel industry consolidation.  Those bankruptcies facilitated the global consolidation of the steel industry by enabling other entities to purchase and operate the facilities of the bankrupt steel companies without accepting any responsibility for most, and in some instances any, pension or healthcare obligations to the retirees of the bankrupt companies.  In contrast, the Company has continued to provide pension and healthcare benefits to its retirees, resulting in a competitive disadvantage compared to certain other domestic integrated steel companies and the mini-mills that do not provide such benefits to any or most of their retirees.  Over the course of the last several years, however, the Company has negotiated progressive new labor agreements that have significantly reduced total employment costs at all of its union-represented facilities.  The new labor agreements have increased the Company’s ability to compete in the highly competitive global steel market while, at the same time, enhancing the ability of the Company to continue to support its retirees’ pension and healthcare needs.  In addition, the Company has eliminated approximately $1.0 billion of its retiree healthcare costs associated with a group of retirees from its Middletown Works as part of the settlement reached with those retirees in October 2007.  For a more detailed description of this settlement, see the discussion in the “Legal Contingencies” section of Note 9 to the Consolidated Financial Statements in Item 7 below.

The Company also is facing the likelihood of increased competition from foreign-based and domestic steel producers who have announced plans, or have already started to build or expand steel production and/or finishing facilities in the United States.

Environmental

Information with respect to the Company’s environmental compliance, remediation and proceedings may be found in Note 9 to Consolidated Financial Statements in Item 7 of this Form 10-K, which is incorporated herein by reference.

Executive Officers of the Registrant

The following table sets forth the name, age and principal position with the Company of each of its executive officers as of February 19, 2010:

Name	Age	Positions with the Company
James L. Wainscott	52	Chairman of the Board, President and Chief Executive Officer
David C. Horn	58	Senior Vice President, General Counsel and Secretary
John F. Kaloski	60	Senior Vice President, Operations
Albert E. Ferrara, Jr.	61	Vice President, Finance and Chief Financial Officer
Douglas W. Gant	51	Vice President, Sales and Customer Service
Alan H. McCoy	58	Vice President, Government and Public Relations
Lawrence F. Zizzo, Jr.	61	Vice President, Human Resources

James L. Wainscott was elected Chairman of the Board of Directors of the Company, effective January 1, 2006, and elected President and Chief Executive Officer in October 2003.  Previously, Mr. Wainscott had been the Company’s

Chief Financial Officer since July 1998.  Mr. Wainscott also served as Treasurer from April 1995 until April 2001.  He was elected Senior Vice President in January 2000, having previously served as a Vice President from April 1995 until that date.  Before joining the Company, Mr. Wainscott held a number of increasingly responsible financial positions for National Steel Corporation, and was elected Treasurer and Assistant Secretary for National Steel in 1993.

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

The Company cautions readers that its business activities involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management.  The most significant of those risks are:

●
Risk of reduced selling prices and shipments associated with a cyclical industry.  Historically, the steel industry has been a cyclical industry.  The dramatic downturn in the domestic and global economies which began in the fall of 2008 adversely affected demand for the Company’s products, which has resulted in lower prices and shipments for such products.  Such lower prices and shipments caused a significant reduction in the Company’s sales in 2009 and, while there has been some improvement in recent months, it is likely that sales will not return to pre-2009 levels during 2010.  This downturn in market conditions also may adversely impact the Company’s efforts to negotiate higher prices in 2010 with its contract customers.  At this time, it is impossible to determine when or if the domestic and/or global economies will return to pre-recession levels.  There thus is a risk of continued adverse impact on demand for the Company’s products, the prices for those products, and the Company’s sales and shipments of those products as a result of the ongoing weakness in the economy.  In addition, global economic conditions remain fragile and the possibility remains that the domestic or global economies may not recover as quickly as we have anticipated, or could even deteriorate, which likely would result in a corresponding fall in demand for the Company’s products and negatively impact the Company’s business, financial results and cash flows.

●
Risk of severe financial hardship or bankruptcy of one of more of the Company’s major customers.   Many, if not most, of the Company’s customers have shared the immense financial and operational challenges faced by the Company during the recent intense recession.  For example, in 2009 two major automotive manufacturers, General Motors and Chrysler, received billions of dollars in loans from the federal government and went through a bankruptcy reorganization.  While both of those companies have emerged from bankruptcy and are operating, the domestic automotive industry continues to experience significantly reduced light vehicle sales compared to recent historic levels.  This continued weakness could lead to increased financial difficulties or even bankruptcy filings by other automotive manufacturers and suppliers to the automotive industry, many of whom are customers of the Company.  The Company could be adversely impacted by such financial hardship or bankruptcies.  The nature of that impact could be not only a reduction in future sales, but also a loss associated with the potential inability to collect all outstanding accounts receivables.  Either event could negatively impact the Company’s financial results and cash flows.

●
Risk of reduced demand in key product markets.  Although significantly reduced from prior years, the automotive and housing markets remain important elements of the Company’s business.  Though conditions have improved in recent months, both markets continue to suffer from the severe economic downturn that started in the fall of 2008.  If North American automotive production, in general, or by one or more of the Company’s major automotive customers in particular, were to be further reduced significantly as a result of this economic downturn or other causes, it likely would negatively affect the Company’s sales, financial results and cash flows.  Similarly, if demand for the Company’s products sold to the housing market were to be further reduced significantly, it could negatively affect the Company’s sales, financial results and cash flows.

●
Risk of increased global steel production and imports.  Actions by the Company’s foreign or domestic competitors to increase production in and/or exports to the United States could result in an increased supply of steel in the United States, which could result in lower prices for the Company’s products and negatively impact the Company’s sales, financial results and cash flows.  In fact, significant planned increases in production capacity in the United States have been announced by competitors of the Company and new steelmaking and finishing facilities are under construction.  In addition, foreign competitors, especially those in China, have substantially increased their production capacity in the last few years.  This increased foreign production has contributed to a high level of imports of foreign steel into the United States in recent years and creates a risk of even greater levels of imports, depending upon foreign market and economic conditions, the value of the U.S. dollar relative to other currencies, and other such variables beyond the Company’s control.  This would adversely affect the Company’s sales, financial results and cash flows.

●
Risk of changes in the cost of raw materials and energy.  Approximately 55% of the Company’s shipments are pursuant to contracts having durations of six months or more.  Approximately 83% of the Company’s shipments to contract customers include variable pricing mechanisms to adjust the price or to impose a surcharge based upon changes in certain raw material and energy costs, but those adjustments do not always reflect all of the underlying raw material and energy cost changes.  Many of the Company’s contracts contain fixed prices that do not allow a pass through of all of the raw material and energy cost increases or decreases.  Approximately 45% of the Company’s shipments are in the spot market, therefore pricing for these products fluctuates regularly based on prevailing market conditions.  Thus, the price at which the Company sells steel will not necessarily change in tandem with changes in its raw material and energy costs.  As a result, a significant increase in raw material or energy costs could adversely impact the Company’s financial results.  This impact can be exacerbated by the Company’s “last in, first out” (“LIFO”) method for valuing inventories when there are significant changes in the cost of raw materials or energy or in the Company’s raw material inventory levels.  The impact of LIFO accounting may be particularly significant with respect to period-to-period comparisons.

●
Risks relating to the supply of raw materials.  The Company has certain raw material supply contracts, particularly with respect to iron ore, which have terms providing for minimum annual purchases, subject to exceptions for force majeure and other circumstances impacting the legal enforceability of the contracts.  If demand for the Company’s products falls for an extended period significantly below what was projected at the time these contracts were entered into, the Company could be required to purchase quantities of raw materials, particularly iron ore, which exceed its anticipated future annual needs. Conversely, however, if demand for the Company’s products increases beyond what was projected, there is a risk that the Company would not have adequate supplies of all raw materials under contract and that it might be unable to secure all of the raw materials it needs to meet the increased demand, or to secure them at reasonable prices that will not adversely impact the Company’s financial results and cash flows.

●
Risk of production disruption at the Company.  Under normal business conditions, the Company operates its facilities at production levels at or near capacity.  High levels of production are important to the Company’s financial results because they enable the Company to spread its fixed costs over a greater number of tons.  Production disruptions could be caused by the idling of facilities due to reduced demand, such as resulting from the recent economic downturn.  Such production disruptions also could be caused by unanticipated plant outages or equipment failures, particularly under circumstances where the Company lacks adequate redundant facilities, such as with respect to its hot mill.  Production also could be adversely impacted by transportation or raw material or energy supply disruptions, or poor quality of raw materials, particularly scrap, coal, coke, iron ore, alloys and purchased carbon slabs.  This would adversely affect the Company’s sales, financial results and cash flows.

●
Risks associated with the Company’s healthcare obligations.  The Company provides healthcare coverage to its active employees and its retirees, as well as to certain members of their families.  The Company is self-insured with respect to substantially all of its healthcare coverage.  While the Company has mitigated its exposure to rising healthcare costs through cost sharing and healthcare cost caps, the cost of providing such healthcare coverage is greater on a relative basis for the Company than for other steel companies against whom the Company competes which either provide a lesser level of benefits, require that their participants pay more for the benefits they receive, or do not provide coverage to as broad a group of participants (e.g., they do not provide retiree healthcare benefits).  Moreover, litigation has been filed against the Company on behalf of various groups of its retirees alleging that the Company lacked the authority to impose certain cost sharing and healthcare cost caps.  If that litigation is successful, it could adversely affect the Company’s financial results and could adversely affect the long-term ability of the Company to provide future healthcare benefits.  In addition, the potential impacts of federal healthcare legislation could adversely affect the Company’s financial condition through increased costs.

●
Risks associated with the Company’s pension obligations.  The Company’s pension trust is currently underfunded to meet its long-term obligations, primarily as a result of below-expectation investment returns in the early years of the prior decade, as well as the dramatic decline in the financial markets that began in late 2008.  The extent of underfunding is directly affected by changes in interest rates and asset returns in the securities markets.  It is also affected by the rate and age of employee retirements, along with other actuarial experiences compared to projections.  These items affect pension plan assets and the calculation of pension and other postretirement benefit obligations and expenses.  Such changes could increase the cost to the Company of those obligations, which could have a material adverse affect on the Company’s results and its ability to meet those obligations.  In addition, changes in the law, rules, or governmental regulations with respect to pension funding also could materially and adversely affect the cash flow of the Company and its ability to meet its pension and other benefit obligations.  In addition, under the method of accounting used by the Company with respect to its pension and other postretirement obligations, the Company is required to recognize into its results of operations, as a non-cash “corridor” adjustment, any unrecognized actuarial net gains or losses that exceed 10% of the larger of projected benefit obligations or plan assets.  A corridor charge, if required after a re-measurement of the Company’s pension obligations, historically has been recorded in the fourth quarter of the fiscal year.  In past years, these corridor charges have had a significant negative impact on the Company’s financial statements.

●
Risk of not timely reaching new labor agreements.  The labor agreement with the United Steelworkers of America Local 1865, which represents approximately 750 hourly employees at the Company’s West Works located in Ashland, Kentucky, expires on September 1, 2010.  The Company intends to negotiate with the union to reach a new, competitive labor agreement in advance of the current expiration date.  The Company cannot predict at this time, however, when a new, competitive labor agreement with the union at the Ashland West Works will be reached or what the impact of such an agreement on the Company’s operating costs, operating income and cash flow will be. There is the potential of a work stoppage at this location if the Company and the union cannot reach a timely agreement in contract negotiations.  If there were to be a work stoppage, it could have a material impact on the Company’s operations and financial results.

●
Risks associated with major litigation, arbitrations, environmental issues and other contingencies.  The Company has described several significant legal and environmental proceedings in Note 9 to the Consolidated Financial Statements in Item 7 of this report.  An adverse result in one or more of those proceedings could negatively impact the Company’s financial results and cash flows.

●
Risks associated with environmental compliance.  Due to the nature and extent of environmental issues affecting the Company’s operations and obligations, changes in application or scope of environmental regulations applicable to the Company could have a significant adverse impact on the Company’s operations and financial results and cash flows.

●
Risks associated with climate change and greenhouse gas emission limitations. The United States has not ratified the 1997 Kyoto Protocol Treaty (the “Kyoto Protocol”) and the Company does not produce steel in a country which has ratified that treaty. Negotiations for a treaty which would succeed the Kyoto Protocol are ongoing and it is not known yet what the terms of that successor treaty ultimately will be or if the United States will ratify it.  It appears, however, that limitations on greenhouse gas emissions may be imposed in the United States at some point in the future through federally enacted legislation.  Bills recently introduced in the United States Congress are aimed at limiting carbon emissions from companies which conduct business that is carbon-intensive.  Such bills, if enacted, would apply to the steel industry, generally, and the Company, in particular.  Among other potential material items, each bill includes a proposed system of carbon emission credits issued to certain companies, similar to the European Union’s existing “cap and trade” system.  That said, each of these bills is likely to be altered substantially as they move through the legislative process, making it difficult at this time to forecast what the final legislation, if any, will look like and the resulting effects on the Company.  If legislation similar to these bills is enacted, however, the Company likely will suffer negative financial impact as a result of increased energy, environmental and other costs in order to comply with the limitations that would be imposed on greenhouse gas emissions.  In addition, depending upon whether similar limitations are imposed globally, the legislation could negatively impact the Company’s ability to compete with foreign steel companies situated in areas not subject to such limitations.  Unless and until the legislation is enacted and its terms are known, however, the Company cannot reasonably or reliably estimate the impact of such legislation on its financial condition, operating performance or ability to compete.

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

While the previously listed items represent the most significant risks to the Company, the Company regularly monitors and reports risks to management and the Board of Directors by means of a formal Total Enterprise Risk Management program.

Item 1B.	Unresolved Staff Comments.

The Company has no unresolved Securities and Exchange Commission staff comments.

Item 2.	Properties.

The Company is leasing a building in West Chester, Ohio which the Company is using as its corporate headquarters.  The lease commenced in 2007 and the initial term is twelve years with two five-year options to extend the lease.  The Company continues to own its former headquarters and research buildings, but has razed other surrounding buildings located in Middletown, Ohio.  Steelmaking, finishing and tubing operations are conducted at nine facilities located in Indiana, Kentucky, Ohio and Pennsylvania. All of these facilities are owned by the Company, either directly or through wholly-owned subsidiaries.

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

Coshocton Works is located on approximately 650 acres in Coshocton, Ohio.  The 570,000 square-foot stainless steel finishing plant contains two Sendzimer mills and two Z-high mills for cold reduction, four annealing and pickling lines, nine bell annealing furnaces, four hydrogen annealing furnaces, two bright annealing lines and other processing equipment, including temper rolling, slitting and packaging facilities.

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

AK Tube’s Walbridge plant, located in Ohio, operates six electric resistance weld tube mills and two slitters housed in a 330,000 square foot facility.  AK Tube’s Columbus plant, located in Indiana, is a 142,000 square-foot facility with eight electric resistance weld and two laser weld tube mills.

Item 3.	Legal Proceedings.

Information with respect to this item may be found in Note 9 to Consolidated Financial Statements in Item 7 of this Form 10-K, which is incorporated herein by reference.

PART II

Item 4.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

AK Holding’s common stock has been listed on the New York Stock Exchange since April 5, 1995 (symbol: AKS).  The table below sets forth, for the calendar quarters indicated, the reported high and low sales prices of the common stock:

	2009		2008
	High	Low	High	Low
First Quarter	$13.07	$5.39	$57.19	$34.20
Second Quarter	$21.70	$6.81	$73.07	$54.21
Third Quarter	$24.27	$14.77	$68.10	$22.54
Fourth Quarter	$22.80	$15.03	$25.42	$5.20

As of February 19, 2010 there were 109,866,415 shares of common stock outstanding and held of record by 5,007 stockholders.  The closing stock price on February 19, 2010 was $23.36 per share.  Because depositories, brokers and other nominees held many of these shares, the number of record holders is not representative of the number of beneficial holders.

The payment of cash dividends is subject to a restrictive covenant contained in the instruments governing the Company’s outstanding senior debt.  The covenant allows the payment of dividends, if declared by the Board of Directors, and the redemption or purchase of shares of its outstanding capital stock, subject to a formula that reflects cumulative net earnings.  During the period from 2001 to the third quarter of 2007, the Company was not permitted under the formula to pay a cash dividend on its common stock or repurchase its shares as a result of cumulative losses recorded before and during that period.  During the third quarter of 2007, the cumulative losses calculated under the formula were eliminated due to the improved financial performance of the Company.  Accordingly, since that time, payment of a cash dividend and repurchase of the Company’s shares have been permissible under the senior debt covenants.  As of December 31, 2009, the limitation on these restricted payments was approximately $55.2.  Restrictive covenants also are contained in the instruments governing the Company’s $850.0 asset-based revolving credit facility.  Under the credit facility covenants, dividends and share repurchases are not restricted unless availability falls below $150.0, at which point dividends would be limited to $12.0 annually and share repurchases would be prohibited.  As of December 31, 2009, the availability under the asset-based revolving credit facility of $600.4 significantly exceeds $150.0.  Accordingly, there currently are no covenant restrictions on the Company’s ability to declare and pay a dividend to its shareholders.

The Company established an initial quarterly common stock dividend rate of $0.05 per share effective with the March 2008 dividend payment.  Information concerning the amount and frequency of dividends declared and paid in 2009 and 2008 is as follows:

2009 COMMON STOCK DIVIDENDS

Record Date	Payment Date		Per Share
February 13, 2009	March 10, 2009		$0.05
May 15, 2009	June 10, 2009		$0.05
August 14, 2009	September 10, 2009		$0.05
November 13, 2009	December 10, 2009		$0.05
		Total	$0.20

2008 COMMON STOCK DIVIDENDS

Record Date	Payment Date		Per Share
February 15, 2008	March 10, 2008		$0.05
May 16, 2008	June 10, 2008		$0.05
August 15, 2008	September 10, 2008		$0.05
November 14, 2008	December 10, 2008		$0.05
		Total	$0.20

On January 25, 2010, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock, payable on March 10, 2010, to shareholders of record on February 12, 2010.

There were no unregistered sales of equity securities in the quarter or year ended December 31, 2009.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share (1) (2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
October 1 through 31, 2009	481	$20.53	—
November 1 through 30, 2009	—	—	—
December 1 through 31, 2009	—	—	—
Total	481	$20.53	—	$125.6

(1)
During the quarter, the Company repurchased 481 shares of common stock owned by participants in its restricted stock awards program under the terms of the AK Steel Holding Corporation Stock Incentive Plan.  In order to satisfy the requirement that an amount be withheld that is sufficient to pay federal, state and local taxes due upon the vesting of the restricted stock, employees are permitted to have the Company withhold shares having a fair market value equal to the minimum statutory withholding rate which could be imposed on the transaction.  The Company repurchases the withheld shares at the average of the reported high and low sales prices on the day the shares are withheld.

(2)
On October 21, 2008, the Company announced that its Board of Directors had authorized the Company to repurchase, from time to time, up to $150.0 of its outstanding equity securities.  This stock repurchase plan superseded and replaced a previous stock repurchase plan announced in 2000.  There is no expiration date specified in the Board of Directors’ authorization.  The Company’s ability to purchase shares under this authorization is subject to the same debt covenants discussed above that can restrict dividend payments.

The following graph compares cumulative total stockholder return on the Company’s common stock for the five-year period from January 1, 2005 through December 31, 2009 with the cumulative total return for the same period of (i) the Standard & Poor’s 500 Stock Index and (ii) S&P 500 Metals & Mining Index.  The S&P 500 Metals & Mining Index is made up of AK Steel Holding Corporation, Alcoa Inc., Titanium Metals Corporation, Newmont Mining Corporation, Nucor Corporation, Freeport-McMoRan Copper & Gold Inc., Allegheny Technologies Inc., Cliffs Natural Resources, Inc., and United States Steel Corporation.  These comparisons assume an investment of $100 at the commencement of the period and reinvestment of dividends.

Cumulative Total Returns
January 1, 2005 through December 31, 2009
(Value of $100 invested on January 1, 2005)

Item 5.	Selected Financial Data.

The following selected historical consolidated financial data for each of the five years in the period ended December 31, 2009 have been derived from the Company’s audited consolidated financial statements. The selected historical consolidated financial data presented herein are qualified in their entirety by, and should be read in conjunction with, the consolidated financial statements of the Company set forth in Item 7 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in Item 6.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(dollars in millions, except per share data)
Statement of Operations Data:
Net sales	$4,076.8	$7,644.3	$7,003.0	$6,069.0	$5,647.4
Cost of products sold (exclusive of items below)	3,749.6	6,491.1	5,919.0	5,452.7	4,996.8
Selling and administrative expenses	192.7	223.6	223.5	207.7	208.4
Depreciation	204.6	202.1	196.3	194.0	196.4
Other operating items:
Pension and other postretirement benefits corridor charges (1)	—	660.1	—	133.2	54.2
Asset impairment charges (2)	—	—	—	—	31.7
Curtailment and labor contract charges (1)	—	39.4	39.8	15.8	12.9
Impairment of equity investment (3)	—	—	—	—	33.9
Total operating costs	4,146.9	7,616.3	6,378.6	6,003.4	5,534.3
Operating profit (loss)	(70.1)	28.0	624.4	65.6	113.1
Interest expense	37.0	46.5	68.3	89.1	86.8
Interest income (4)	2.7	10.5	32.2	21.2	9.1
Other income (expense)	6.4	1.6	3.7	0.3	3.6
Income (loss) from continuing operations before income tax	(98.0)	(6.4)	592.0	(2.0)	39.0
Income tax provision (benefit) due to state tax law changes	5.1	—	(11.4)	5.7	32.6
Income tax provision (benefit)	(25.1)	(10.9)	215.0	(20.8)	6.2
Net income (loss) from continuing operations	(78.0)	4.5	388.4	13.1	0.2
Cumulative effect of accounting change (5)	—	—	—	—	(1.5)
Less: Net income (loss) attributable to non-controlling interest	(3.4)	0.5	0.7	1.1	1.0
Net income (loss) attributable to AK Steel Holding Corporation	$(74.6)	$4.0	$387.7	$12.0	$(2.3)
Basic earnings per share:
Income (loss) from continuing operations	$(0.68)	$0.04	$3.50	$0.11	$(0.01)
Cumulative effect of accounting change	—	—	—	—	(0.01)
Net income (loss)	$(0.68)	$0.04	$3.50	$0.11	$(0.02)
Diluted earnings per share:
Income (loss) from continuing operations	$(0.68)	$0.04	$3.46	$0.11	$(0.01)
Cumulative effect of accounting change	—	—	—	—	(0.01)
Net income (loss)	$(0.68)	$0.04	$3.46	$0.11	$(0.02)

	As of December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data:
Cash and cash equivalents	$461.7	$562.7	$713.6	$519.4	$519.6
Working capital	889.4	1,268.6	1,453.9	1,616.0	1,343.0
Total assets	4,274.7	4,682.0	5,197.4	5,517.6	5,487.9
Current portion of long-term debt	0.7	0.7	12.7	—	—
Long-term debt (excluding current portion)	605.8	632.6	652.7	1,115.2	1,114.9
Current portion of pension and postretirement benefit obligations	144.1	152.4	158.0	157.0	237.0
Long-term pension and postretirement benefit obligations (excluding current portion)	1,856.2	2,144.2	2,537.2	2,927.6	3,115.6
Total stockholders’ equity	880.1	970.7	877.3	419.6	222.9
Cash dividend declared	22.0	22.4	—	—	—

(1)
Under its method of accounting for pensions and other postretirement benefits, the Company recorded non-cash corridor charges in 2008, 2006 and 2005.  Included in 2008 is a curtailment charge of $39.4 associated with a cap imposed on a defined benefit pension plan for salaried employees.  Included in 2007 are curtailment charges of $15.1 and $24.7 associated with new labor agreements at the Company’s Mansfield Works and Middletown Works, respectively.  Included in 2006 is a curtailment charge of $10.8 associated with then-new Butler and Zanesville Works labor agreements and one-time charges of $5.0 related to contract negotiations.  Included in 2005 is a curtailment charge of $12.9 associated with the then-new labor agreement at the Company’s Ashland Works.  See Item 6, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 1 to the consolidated financial statements for additional information.

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

(5)
The fourth quarter of 2005 reflected a change within Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Subtopic 410-20, “Asset Retirement Obligations”, and resulted in the Company recording a charge of $1.5, net of tax.

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operations Overview

The Company’s operations consist of seven steelmaking and finishing plants that produce flat-rolled carbon steels, including premium-quality coated, cold-rolled and hot-rolled products, and specialty stainless and electrical steels that are sold in hot band, sheet and strip form.  These products are sold to the automotive, infrastructure and manufacturing, and distributors and converters markets.  The Company sells its carbon products principally to domestic customers.  The Company’s electrical and stainless steel products are sold both domestically and, increasingly, internationally.  The Company’s continuing operations also include two plants operated by AK Tube where flat-rolled carbon and stainless steel is further finished into welded steel tubing. In addition, the Company operates European trading companies that buy and sell steel and steel products and other materials.

Safety, quality and productivity are the focal points of AK Steel’s operations and the hallmarks of its success.  In 2009, the Company experienced another year of outstanding safety performance and received a variety of awards.  The coke plants in Ashland, Kentucky and Middletown, Ohio, were co-recipients in 2009 of the Max Eward Safety Award, which annually recognizes the coke plant with the best safety record in the U.S. among members of the American Coke and Coal Chemicals Institute.  The Ashland coke plant received this award for the fourth consecutive year and the Middletown coke plant is now an eight-time recipient of the award.  The Company’s Zanesville Works was honored in 2009 by the Ohio Bureau of Workers Compensation with three awards for its safety performance.  Also in 2009, the Columbus, Indiana and Walbridge, Ohio plants of AK Tube LLC, a wholly-owned subsidiary of the Company, were recognized for their outstanding safety performances in 2008 by the Fabricators & Manufacturers Association, International and CNA Insurance.  Furthermore, AK Tube’s Columbus, Indiana plant was re-certified as a “Star” site in the Voluntary Protection Program (“VPP”) of the Indiana Department of Labor’s Occupational Safety

and Health Administration (“OSHA”), a prestigious designation signifying that the excellence of its safety programs exceeded the requirements established by OSHA.  AK Tube’s Columbus plant has been VPP Star certified since 2006.  The Company’s Rockport and Zanesville Works experienced no recordable injuries for 2009.

The Company also had outstanding performance with respect to quality in 2009.  The Company continued to be recognized in leading surveys for being industry-best in overall quality for carbon, stainless and electrical steels.  Jacobson and Associates recently named the Company number one in overall customer satisfaction, quality and delivery.  The Company also received a variety of quality awards from customers and others in 2009.

With respect to productivity, the severe downturn in the economy in 2009 resulted in the Company reducing its operations substantially and idling various pieces of equipment and facilities at various times throughout the year.  Thus, in 2009 the Company focused on making and finishing its products in the most cost effective manner possible to conserve cash, reduce costs and maximize its competitiveness.  As a result of a general improvement in steel demand, the Company was able to increase its production levels at virtually all of its facilities during the second half of 2009.

Despite the downturn in the economy and the need to conserve cash, the Company continued to perform maintenance in 2009 where needed and to invest its capital for the future.  For example, the Company invested approximately $27.0 to successfully complete the reline of the hearth and bosh sections for its Middletown Works blast furnace.

Also in 2009, the Company announced that it had reached agreement with Haverhill North Coke Company (“SunCoke Haverhill”), an affiliate of SunCoke Energy, Inc. (“SunCoke”) to provide the Company with metallurgical-grade coke from the SunCoke Haverhill facility in southern Ohio.  Under the agreement, SunCoke Haverhill provides AK Steel with up to 550,000 tons of coke annually.  The Company will also benefit under the agreement from the electricity co-generated from the heat recovery coke battery.  This is in addition to the previously announced project with Middletown Coke Company, Inc., another SunCoke affiliate (“Middletown Coke”), to construct a new state-of-the-art, environmentally friendly heat-recovery coke battery contiguous to the Company’s Middletown Works which will be capable of producing 550,000 net tons of metallurgical grade coke annually.  It is likely that the Company will need the production from both SunCoke facilities due to reduced production available from, and uncertainties with respect to, the Company’s Ashland, Kentucky coke batteries as a result of environmental issues.  To the extent the two SunCoke facilities, combined with the Company’s existing coke batteries in Ashland, Kentucky and Middletown, Ohio, provide more coke than the Company needs for its steel production, the Company anticipates that it will be able to sell any excess coke in the merchant coke market.

2009 Financial Results Overview

The Company faced challenging times throughout 2009 as the entire steel industry was adversely impacted by the significant decline in the domestic and global economies.  The Company took immediate and proactive measures to address the challenging economic conditions, including reducing its operations to match customer demand, reducing overhead costs, implementing a five-percent pay cut for all salaried employees until conditions improved at the start of the fourth quarter, locking and freezing the defined benefit plans for its salaried employees, temporary layoffs of hourly and salaried employees, and reducing the size of its salaried workforce by offering an early retirement package and eliminating positions.  While 2009 began with weak demand for the Company’s products, market conditions improved as the year progressed and the Company improved its financial performance each quarter throughout 2009.  The Company achieved both operating profit and net income in the second half of 2009.  For the full year, the Company reported an operating loss of $70.1 and a net loss  attributable to AK Steel Holding Corporation of $74.6, or $0.68 per share.

The Company reported record low shipments in the first half of 2009 but saw significant improvement in the second half as the recession bottomed out and customer demand began to improve.  In fact, the Company finished the year strong with shipments of 1,368,300 tons in the fourth quarter.  This still was below the record levels experienced in 2008, but nearly double the record low shipments the Company experienced in the second quarter of 2009.

In the face of extremely challenging economic conditions and depressed sales, the Company took proactive steps to maintain a strong liquidity position during 2009.  At the end of 2009, the Company had cash of $461.7.  While this was less than the $562.7 in cash the Company had at the end of 2008, it was an excellent result under the circumstances, particularly given that the Company was able to achieve it without accessing the capital markets or utilizing its credit facility for cash.  The Company’s solid year-end cash position, along with $600.4 of availability under its credit facility, resulted in total liquidity of almost $1.1 billion as of December 31, 2009.

Key Factors Generally Impacting Financial Results

The key factor impacting the Company’s 2009 financial results was the severe decline in the domestic and global economies which began late in 2008 and continued throughout 2009.  Although the Company began to see improvements for the demand for its products in the second half of 2009, overall for the year it experienced a significant decline in demand for all of its products.  This severe decline resulted in the Company reducing its operations to try to match customer demand, including periodically idling various operations throughout the year.  These steps were required to mitigate the financial impact to the Company and to allow it to manage its working capital in an efficient manner.

2009 Compared to 2008

Shipments

Steel shipments in 2009 were 3,935,500 tons, compared to 5,866,000 tons in 2008.  The year-over-year reduction was primarily the result of decreased customer demand throughout the year due to the severe decline in overall economic conditions.  Shipments declined in all reported product categories in 2009 compared to 2008, but the percentage of decline was greatest with respect to hot-rolled steel products.   As a result, the Company’s value-added shipments as a percent of total volume shipped increased to 85.5% in 2009 compared to 80.7% in 2008.  Tons shipped by product category for 2009 and 2008, with percent of total shipments, were as follows:

(tons in thousands)	2009		2008
Stainless/electrical	670.0	17.0%	957.1	16.3%
Coated	1,791.6	45.5%	2,477.8	42.2%
Cold-rolled	821.4	20.9%	1,185.2	20.2%
Tubular	83.2	2.1%	117.3	2.0%

Subtotal value-added shipments	3,366.2	85.5%	4,737.4	80.7%

Hot-rolled	414.4	10.5%	949.2	16.2%
Secondary	154.9	4.0%	179.4	3.1%

Subtotal non value-added shipments	569.3	14.5%	1,128.6	19.3%

Total shipments	3,935.5	100.0%	5,866.0	100.0%

Net Sales

Net sales in 2009 were $4,076.8, down 47% from the Company’s all-time annual record for net sales of $7,644.3 in 2008.  The year-to-year decrease resulted from lower selling prices across all of the Company’s product categories as a result of the severe decline in the demand for steel products driven by the economic recession.  The average selling price was $1,036 per net ton in 2009, compared to $1,303 per net ton in 2008.  The Company has variable pricing mechanisms with most of its contract customers, under which both rising and falling commodity costs are passed through to the customer during the life of the contract.  The Company had such variable pricing mechanisms with respect to approximately 83% of its contract shipments in 2009.  In 2009, the Company experienced a significant decline in its raw material and energy costs.  As a consequence, surcharges to customers were reduced and that contributed to both the lower average selling price and the lower net sales for the year.

Net sales to customers outside the United States were $767.0, or 19% of total steel sales, for 2009, compared to $1,267.9, or 17% of total steel sales, for 2008.  A substantial majority of the revenue from sales outside of the United States is associated with electrical and stainless steel products.  The increase in the percentage of total sales represented by international sales in 2009 was principally due to the fact that domestic sales declined proportionately more than international sales.

Although the percentage of the Company’s net sales attributable to the automotive industry increased in 2009 versus 2008, its total volume of direct automotive sales declined.   The decline in automotive sales was principally the result of significantly reduced light vehicle production in North America due to the downturn in the economy, which led to reduced orders from the Company’s automotive customers.  The lowest point of customer demand was in the second quarter of the year, and demand began to increase during the second half of 2009.  This increase in demand was buoyed by the United States federal government’s “cash for clunkers” program in the third quarter which helped boost the sale of light vehicles in the United States and subsequently resulted in the need for automotive manufacturers to increase vehicle production, spurring demand for the Company’s automotive market products.

The Company likewise experienced a decline in its sales to the infrastructure and manufacturing markets.  This decrease also was driven primarily by the decline in global and domestic economies.  Sales of the Company’s electrical steel products make up a significant component of its infrastructure and manufacturing sales.  Those electrical steel sales were down significantly in 2009 principally because of the decline in the United States housing market, which drives the need for new electrical transformers.  To a much lesser degree, the Company’s electrical steel sales were negatively impacted in the fourth quarter of 2009 by the trade cases initiated in China with respect to grain oriented electrical steel imported from the United States and Russia into China.

The most significant sales decline in 2009 was in the distributors and converters market, particularly with respect to hot-rolled steel shipments.  During 2007 and the first half of 2008, spot market pricing in the steel industry rose to unprecedented levels.  As a result, the Company elected to increase its sales to the spot market as a means of maximizing its earnings.  Starting, however, in the second half of 2008 and continuing through most of 2009, the opposite was true - that is, the spot market price for steel, particularly hot-rolled steel, declined and the Company made a concerted effort to move away from such sales.  This led to a disproportionate decline in sales to the distributor and converter market relative to the Company’s other markets, which typically are more heavily weighted toward contract sales.

The following table sets forth the percentage of the Company’s net sales attributable to each of its markets:

Market	2009	2008
Automotive	36%	32%
Infrastructure and Manufacturing (a)	31%	29%
Distributors and Converters (a)	33%	39%

(a)
Prior to 2008, the Company historically referred to these markets by somewhat different names.  In 2008, the names were updated to simplify them, but the nature of the product sales and customers included in each market was not changed.  For more information, see the footnote to the table contained in the discussion of Customers in Item 1.

Operating Profit (Loss) and Adjusted Operating Profit

The Company reported an operating loss for 2009 of $70.1, compared to an operating profit of $28.0 for 2008. Included in 2008 annual results were a pre-tax, non-cash corridor charge and a pre-tax, non-cash pension curtailment charge, which are described more fully below.  The exclusion of those charges for 2008 would have resulted in adjusted operating profit of $727.5 for 2008.  Exclusion of the non-cash charges from the operating results is presented in order to clarify the effects of those charges on the Company’s operating results and to reflect more clearly the operating performance of the Company on a comparative basis for 2009 and 2008.

In 2009, the Company incurred no corridor charges.  In 2008, however, the Company incurred a pension corridor charge of $660.1.  A corridor charge, if required after a re-measurement of the Company’s pension and/or other postretirement obligations, historically has been recorded in the fourth quarter of the year in accordance with the method of accounting for pension and other postretirement benefits which the Company adopted as a result of its merger with Armco Inc. in 1999.  Since 2001, the Company has recorded approximately $2.5 billion in non-cash pre-tax corridor charges as a result of this accounting treatment.  These corridor charges have had a significant negative impact on the Company’s financial statements including a substantial increase in the Company’s accumulated deficit.  Though these corridor charges have been required in seven of the last nine years, it is impossible to reliably forecast or predict whether they will occur in future years or, if they do, what the magnitude will be.  They are driven mainly by events and circumstances beyond the Company’s control, primarily changes in interest rates, performance of the financial markets, healthcare cost trends and mortality and retirement experience.

The Company also experienced a pension curtailment charge in 2008.  This curtailment charge was the result of salaried workforce cost reductions implemented by the Company.  A defined benefit plan covering all salaried employees was “locked and frozen” and was replaced with a defined contribution pension plan.  Under the new defined contribution pension plan, the Company makes a fixed percent contribution to the participants’ retirement accounts, but no longer guarantees a minimum or specific level of retirement benefit.  As a result, the Company was required to recognize in the fourth quarter of 2008 the past service pension expense that previously would have been amortized.

Additional information concerning both the pension corridor charge and the pension curtailment charge is contained in the “Pension & Other Postretirement Employee Benefit Charges” section below.

Management believes that reporting adjusted operating profit (as a total and on a per-ton basis), which is not a financial measure under generally accepted accounting principles (“GAAP”), more clearly reflects the Company’s current operating results and provides investors with a better understanding of the Company’s overall financial performance.  In addition, the adjusted operating results facilitate the ability to compare the Company’s financial results to those of our competitors.  Management views the reported results of adjusted operating profit as an important operating performance measure and, as such, believes that the GAAP financial measure most directly comparable to it is operating profit.  Adjusted operating profit is used by management as a supplemental financial measure to evaluate the performance of the business.  Management believes that the non-GAAP measure, when analyzed in conjunction with the Company’s GAAP results and the accompanying reconciliations, provides additional insight into the financial trends of the Company’s business versus the GAAP results alone.  Management also believes that investors and potential investors in the Company’s securities should not rely on adjusted operating profit as a substitute for any GAAP financial measure and the Company encourages investors and potential investors to review the reconciliations of adjusted operating profit to the comparable GAAP financial measure.  While management believes that the non-GAAP measures allow for comparability to competitors, the most significant limitation on that comparison is that the Company immediately recognizes the pension and other postretirement benefit corridor charges, if required, after a re-measurement of the liability, historically, in the fourth quarter of the year.  The Company’s competitors do not recognize these pension and other postretirement costs immediately, but instead, amortize these costs over future years.  Management compensates for the limitations of this non-GAAP financial measure by recommending that this non-GAAP measure be evaluated in conjunction with the GAAP financial measure.

The following table reflects the reconciliation of non-GAAP financial measures for the full year 2009 and 2008 results:

Reconciliation of Operating Profit (Loss) to Adjusted Operating Profit (Loss)

	2009	2008
Operating profit (loss), as reported	$(70.1)	$28.0
Pension corridor charge	—	660.1
Curtailment charge	—	39.4

Adjusted operating profit (loss)	$(70.1)	$727.5

Reconciliation of Operating Profit (Loss) Per Ton to Adjusted Operating Profit (Loss) Per Ton

	2009	2008
Operating profit (loss) per ton, as reported	$(18)	$5
Pension corridor charge per ton	—	112
Curtailment charge per ton	—	7

Adjusted operating profit (loss) per ton	$(18)	$124

Operating Costs

Operating costs in 2009 and 2008 were $4,146.9 and $7,616.3, respectively.  The primary reason that operating costs for 2009 were lower was the substantial decrease in sales from 2008 to 2009.  Also contributing in 2009 were reduced raw material and energy costs and a LIFO credit instead of a LIFO charge.  The Company experienced lower raw material and energy costs in 2009, primarily associated with carbon scrap, natural gas and alloys, as a result of reduced pricing in response to the global decline in business conditions.  The Company recorded a LIFO credit in 2009 of $417.2 as a result of its lower raw material costs, as well as a decline in its year-end inventories.  The Company lowered inventory levels as the year progressed to conserve cash and to align with customer demand.  Conversely, in 2008, demand for raw materials increased throughout much of the year, resulting in rising prices for raw materials until the fourth quarter.  As a result of such progressively increasing costs in 2008, the Company recorded a LIFO charge in 2008 of $283.3.

Selling and Administrative Expense

The Company’s selling and administrative expense decreased to $192.7 in 2009 from $223.6 in 2008.  This decline is the result of a reduction in the salaried workforce, a 5% pay cut for all salaried employees which applied for the first three quarters of 2009, additional cost sharing for employees’ health care costs, lower overhead costs as the result of locking and freezing the Company’s defined benefit pension plan for all salaried employees, and lower insurance costs.  There was also an overall reduction in spending in response to the economic downturn.

Depreciation Expense

Depreciation expense increased to $204.6 in 2009 from $202.1 in 2008, consistent with the increases in the Company’s capital investments in recent years.

Goodwill Impairment

The Company is required to review its goodwill for possible impairment at least annually and did so in 2009 and 2008.  Management judgment is used to evaluate the impact of changes in operations and to estimate future cash flows to measure fair value.  Assumptions such as forecasted growth rates and cost of capital are consistent with internal projections.  The evaluation requires that the reporting unit underlying the goodwill be measured at fair value and, if this value is less than the carrying value of the unit, a second test must be performed.  Under the second test, the current fair value of the reporting unit is allocated to the assets and liabilities of the unit including an amount for “implied” goodwill.  If implied goodwill is less than the net carrying amount of goodwill, the difference becomes the amount of the impairment that must be recorded in that year.  Neither the 2009 nor the 2008 annual reviews identified any goodwill impairment for the Company.

Pension & Other Postretirement Employee Benefit Charges

The Company adopted its method of accounting for pension and other postretirement benefit plans at the time of its merger with Armco Inc. in 1999.  Under such method, the Company did not incur a corridor charge in 2009, but did incur a non-cash, pre-tax corridor charge in 2008 of $660.1 with respect to its pension benefit plans.  Pursuant to this method of accounting, the Company is required to recognize into its results of operations, as a non-cash “corridor” adjustment, any unrecognized actuarial net gains or losses that exceed 10% of the larger of projected benefit obligations or plan assets.  Prior to January 31, 2009, amounts inside this 10% corridor were amortized over the average remaining service life of active plan participants.  Beginning January 31, 2009, the date of the “lock and freeze” of a defined benefit pension plan covering all salaried employees, the actuarial gains and losses will be amortized over the plan participants’ life expectancy.  Actuarial net gains and losses occur when actual experience differs from any of the many assumptions used to value the benefit plans, or when the assumptions change, as they may each year when a valuation is performed.  The effect of prevailing interest rates on the discount rate used to value projected plan obligations as of the December 31 measurement date is one of the more important factors used to determine the Company’s year-end liability, corridor adjustment and subsequent year’s expense for these benefit plans.  The 2008 corridor charge of $660.1 was caused principally by actuarial losses on the investment performance of pension assets.   The Company did not incur a corridor charge related to other postretirement benefits in 2009 or 2008.

ASC Topic 715 “Compensation-Retirement Benefits” provides guidance for accounting for pensions and other postretirement benefit plans.  This guidance requires companies to recognize on their balance sheet the overfunded or underfunded position of their plans with a corresponding adjustment to accumulated other comprehensive income, net of tax.  The Company changed its measurement date from October 31 to December 31 during 2008 to meet the requirements of ASC Subparagraph 715-20-65-1.  The change in the measurement date resulted in an increase in the deferred tax asset of $5.6, an increase to pension and other postretirement benefit liabilities of $15.8, a decrease to retained earnings of $7.4 and a decrease to accumulated other comprehensive income of $2.8.

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

Interest Expense

The Company’s interest expense for 2009 was $37.0, which was $9.5 lower than in 2008.  This decrease was due primarily to the Company’s early redemption during 2009 of $26.4 of its $550.0 outstanding senior notes due in 2012 and lower interest rates on the Company’s variable rate debt.  The Company also recognized higher capitalized interest due primarily to the ongoing electrical steel projects at the Company’s Butler Works.

Interest Income

The Company’s interest income for 2009 was $2.7, which was $7.8 lower than in 2008.  The reduction is attributable to lower levels of cash and cash equivalents, as well as lower returns earned on that cash and cash equivalents in 2009 compared to 2008.

Other Income

The Company’s other income for 2009 was $6.4, which was $4.8 higher than in 2008.  This increase was due primarily to foreign exchange gains as a result of the strengthening of the euro against the dollar.

Income Taxes

In 2009, the Company had an income tax benefit of $20.0, which included a charge of $5.1 due to a state tax law change, compared to an income tax benefit of $10.9 in 2008.  This increase in the tax benefit was due primarily to a higher pre-tax loss in 2009.

Net Income (Loss) Attributable to AK Steel Holding Corporation

The Company’s net loss in 2009 was $74.6, or $0.68 per diluted share.  In 2008, the Company reported net income of $4.0, or $0.04 per diluted share. The reduction in 2009 compared to 2008 was principally a result of the severe economic downturn in the domestic and global economies, which caused a significant decline in sales in all of the Company’s markets.  The Company had sales of $4,076.8 for 2009 compared to record sales of $7,644.3 for 2008.  This extraordinary decline in sales was attributable to both a decline in volume and a decline in average selling price.  The detrimental impact of this loss of revenue from 2008 to 2009 on the Company’s net results was partially offset by the fact that the Company incurred a pre-tax non-cash curtailment charge and a pre-tax, non-cash pension corridor charge in 2008 which totaled $699.5.  There were no curtailment or corridor charges in 2009.

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

(a)
The Company historically has referred to these markets by somewhat different names.  The names have been updated to simplify them, but the nature of the product sales and customers included in each market has not changed.  For more information, see the footnote to the table contained in the discussion of Customers in Item 1.

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

The Company incurred a corridor charge in 2008 of $660.1 related to its pension obligations.  There were no corridor charges in 2007.  A corridor charge, if required after a re-measurement of the Company's pension and other postretirement obligations, historically has been recorded in the fourth quarter of the year in accordance with the method of accounting for pension and other postretirement benefits which the Company adopted as a result of its merger with Armco Inc. in 1999.  Since 2001, the Company has recorded approximately $2.5 billion in non-cash pre-tax corridor charges as a result of this accounting treatment.  These corridor charges have had a significant negative impact on the Company’s financial statements including a substantial reduction in the Company’s accumulated deficit.  Additional information concerning these corridor charges is contained in the “Pension & Other Postretirement Employee Benefit Charges” section below.  Though these corridor charges have been required in seven of the last eight years, it is impossible to reliably forecast or predict whether they will occur in future years or, if they do, what the magnitude will be.  They are driven mainly by events and circumstances beyond the Company’s control, primarily changes in interest rates, performance of the financial markets, healthcare cost trends and mortality and retirement experience.

The 2008 curtailment charge was a result of salaried workforce cost reductions implemented by the Company.  A defined benefit plan covering all salaried employees was “locked and frozen” and was replaced with a fixed percent contribution to a defined contribution pension plan.  As a result, the Company was required to recognize in the fourth quarter of 2008 the past service pension expense that previously would have been amortized.  Additional information concerning this charge is contained in the “Pension & Other Postretirement Employee Benefit Charges” section below.

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

Management believes that reporting adjusted operating profit (as a total and on a per-ton basis), which is not a financial measure under generally accepted accounting principles (“GAAP”), more clearly reflects the Company’s current operating results and provides investors with a better understanding of the Company’s overall financial performance.  In addition, the adjusted operating results facilitate the ability to compare the Company’s financial results to those of our competitors.  Management views the reported results of adjusted operating profit as an important operating performance measure and, as such, believes that the GAAP financial measure most directly comparable to it is operating profit.  Adjusted operating profit is used by management as a supplemental financial measure to evaluate the performance of the business.  Management believes that the non-GAAP measure, when analyzed in conjunction with the Company’s GAAP results and the accompanying reconciliations, provides additional insight into the financial trends of the Company’s business versus the GAAP results alone.  Management also believes that investors and potential investors in the Company’s securities should not rely on adjusted operating profit as a substitute for any GAAP financial measure and the Company encourages investors and potential investors to review the reconciliations of adjusted operating profit to the comparable GAAP financial measure.  While management believes that the non-GAAP measures allow for comparability to competitors, the most significant limitation on that comparison is that the Company immediately recognizes the pension and other postretirement benefit corridor charges, if required, after a re-measurement of the liability, historically, in the fourth quarter of the year.  The Company’s competitors do not recognize these pension and other postretirement costs immediately, but instead, amortize these costs over future years.  Management compensates for the limitations of this non-GAAP financial measure by recommending that this non-GAAP measure be evaluated in conjunction with the GAAP financial measure.

The following table reflects the reconciliation of non-GAAP financial measures for the full year 2008 and 2007 results:

Reconciliation of Operating Profit to Adjusted Operating Profit

	2008	2007
Operating profit, as reported	$28.0	$624.4
Pension corridor charge	660.1	—
Curtailment charges	39.4	39.8

Adjusted operating profit	$727.5	$664.2

Reconciliation of Operating Profit Per Ton to Adjusted Operating Profit Per Ton

	2008	2007
Operating profit per ton, as reported	$5	$96
Pension corridor charge per ton	112	—
Curtailment charges per ton	7	7

Adjusted operating profit per ton	$124	$103

Reconciliation of Pre-Tax Income (Loss) to Adjusted Pre-Tax Income

	2008	2007
Pre-tax income (loss), as reported	$(6.4)	$592.0
Pension corridor charge	660.1	—
Curtailment charges	39.4	39.8

Adjusted pre-tax income	$693.1	$631.8

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

Pension & Other Postretirement Employee Benefit Charges

The Company adopted its method of accounting for pension and other postretirement benefit plans at the time of its merger with Armco Inc. in 1999.  Under such method, the Company incurred a non-cash, pre-tax corridor charge in 2008 of $660.1 with respect to its pension benefit plans.  Pursuant to this method of accounting, the Company is required to recognize into its results of operations, as a non-cash “corridor” adjustment, any unrecognized actuarial net gains or losses that exceed 10% of the larger of projected benefit obligations or plan assets.  Prior to January 31, 2009, amounts inside this 10% corridor were amortized over the average remaining service life of active plan participants.  Beginning January 31, 2009, the date of the “lock and freeze” of a defined benefit pension plan covering all salaried employees, the actuarial gains and losses will be amortized over the plan participants’ life expectancy.  Actuarial net gains and losses occur when actual experience differs from any of the many assumptions used to value the benefit plans, or when the assumptions change, as they may each year when a valuation is performed.  The effect of prevailing interest rates on the discount rate used to value projected plan obligations as of the December 31 measurement date is one of the more important factors used to determine the Company’s year-end liability, corridor adjustment and subsequent year’s expense for these benefit plans.  The 2008 corridor charge of $660.1 was caused principally by actuarial losses on the investment performance of pension assets.   The Company did not incur an other postretirement employee benefit corridor charge in 2008.  There were no corridor charges incurred in 2007.

ASC Topic 715, “Compensation-Retirement Benefits” provides guidance for accounting for pensions and other postretirement benefit plans.  This guidance requires companies to recognize on their balance sheet the overfunded or underfunded position of their plans with a corresponding adjustment to accumulated other comprehensive income, net of tax.  The Company changed its measurement date from October 31 to December 31 during 2008 to meet the requirements of ASC Subparagraph 715-20-65-1.  The change in the measurement data resulted in an increase in the deferred tax asset of $5.6, an increase to pension and other postretirement benefit liabilities of $15.8, a decrease to retained earnings of $7.4 and a decrease to accumulated other comprehensive income of $2.8.

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

Other Income

The Company’s other income for 2008 was $1.6, which was $2.1 lower than in 2007.  This decrease was due primarily to foreign exchange losses partially offset by gains associated with the repurchase of $19.6 par value of the Company’s $550.0 outstanding 7 3/4% senior notes due in 2012.

Income Taxes

In 2008, the Company had an income tax benefit of $10.9, compared to an income tax provision of $203.6 in 2007, which included a benefit of $11.4 due to state tax law changes.  This reduction was due primarily to a significantly lower level of pre-tax income in 2008.

Net Income Attributable to AK Steel Holding Corporation

The Company’s net income in 2008 was $4.0, or $0.04 per diluted share.  In 2007, the Company reported net income of $387.7, or $3.46 per diluted share. The reduction in 2008 compared to 2007 was principally a result of the negative impact of the pre-tax pension corridor and curtailment charges incurred in 2008, which was partially offset by the beneficial impact of significantly increased sales.   In 2008, the Company’s pre-tax curtailment charge and pension corridor charge totaled $699.5.  In 2007, the Company recorded pension curtailment charges of $39.8 and incurred no corridor charges.  The Company had record sales of $7,644.3 for 2008 compared to $7,003.0 in 2007.  This record sales performance was driven by a record 2008 average selling price of approximately $1,303 per ton compared to $1,081 per ton in 2007.  The benefit of the record 2008 sales was partially offset by higher raw material costs, a higher LIFO charge and higher operating costs associated with the reduction in production levels in the fourth quarter of 2008 as a result of the significant decline in economic conditions which severely impacted the steel industry.

Outlook

All of the statements in this Outlook section are subject to, and qualified by, the information in the Forward Looking Statements section below.

The Company currently expects first quarter 2010 shipments to be essentially flat compared to the fourth quarter of 2009 shipments of approximately 1.4 million tons.  As is typically the case, we expect the first quarter to be our lowest shipment quarter of the year.  We expect our average selling price to rise approximately 4% to 5% over the previous quarter level, driven by both an increase in the demand for steel products due to improving economic conditions and the passing through, where possible, of rising input costs.  The Company anticipates lower operating and maintenance costs compared to the fourth quarter of 2009 due to improved operating rates and a continuous improvement in all areas of our business.  In addition, the Company expects maintenance outage costs in the first quarter of 2010 to be approximately $18.0 lower than in the fourth quarter of 2009.  Conversely, while the Company recorded a significant LIFO credit in the fourth quarter of 2009, it expects to incur a LIFO charge in the first quarter of 2010, driven by higher costs for raw materials.  Netting the positive and negative factors, the Company expects to report an operating profit of approximately $35 per ton for the first quarter of 2010.  For the remainder of the year, the Company currently anticipates higher quarterly shipment levels and higher average selling prices than during the first quarter of 2010.

Other factors relevant to the Company’s full-year 2010 outlook include the following:

1)
The Company estimates capital investments of about $200.0 in 2010, which would almost be equal to the anticipated 2010 depreciation expenses.  A substantial portion of the 2010 capital budget is designated for the planned expansion and upgrade of the melt shop at the Company’s Butler Works.

2)	The Company anticipates interest expense on its long-term debt to be relatively flat, year over year.

3)
The Company expects pension and other postretirement employee benefit expense to decrease by approximately $40.0 in 2010, due to higher than expected pension fund investment returns in 2009 and lower other postretirement obligation costs due to continued cost control measures.  Also, interest cost is expected to be lower on both the pension and other postretirement benefit obligations due to lower discount rates.

4) 5)
The Company projects a book tax rate for 2010 of approximately 39%, and estimates that its cash tax rate will be less than 5%.

The Company currently is assuming an approximate 30% increase in the price it pays for iron ore in 2010.

There are many factors which could significantly impact this outlook.  In the current economic environment, it is extremely difficult to provide reliable financial forecasts, even on a quarterly basis.  The foregoing outlook thus is subject to change depending on developments in the economy, in the Company’s business, and in the businesses of the Company’s customers.  For example, although electrical steel sales have increased from 2009 levels, the market for electrical steel products is recovering more slowly than had been originally anticipated and, if this continues, it could adversely impact the Company's total electrical steel sales for 2010.  With respect to carbon steel products, there is a risk that the current recalls of certain Toyota vehicles could have a negative impact on North American vehicle production by Toyota and, because Toyota is an important customer of AK Steel, on demand for the Company’s steel products. To date, however, there has been minimal adverse impact on the Company’s sales to Toyota and Toyota has publicly announced that it has identified fixes to the problems that caused the recalls.  It is a developing situation, however, and the Company continues to monitor it closely.  Even if the impact of the recalls on Toyota’s North American vehicle sales becomes greater than is presently anticipated, the Company has no reason to believe that it will significantly reduce overall demand for vehicles in North America. Under such circumstances, because the Company sells its steel to all major automotive manufacturers in North America, any reduction in the Company’s sales to Toyota likely would be substantially offset by an increase in sales to other automotive manufacturers.

Liquidity and Capital Resources

At December 31, 2009, the Company had $461.7 of cash and cash equivalents and $600.4 of availability under the Company’s $850.0 five-year revolving credit facility for total liquidity of $1,062.1.  At December 31, 2009, there were no outstanding borrowings under the credit facility; however, the availability reflects the reduction of $136.9 associated with outstanding letters of credit.  The Company’s obligation under its credit facility is secured by its inventory and accounts receivable.  Thus, availability also may be reduced by a decline in the level of eligible collateral, which can fluctuate monthly under the terms of the credit facility.  The Company’s eligible collateral, after application of applicable advance rates, totaled $737.3 as of December 31, 2009.  The Company has no significant scheduled debt payments due until June 2012 when its 7 3/4% senior notes are due.  In addition, the Company’s credit facility expires in February 2012.

During 2009, cash generated by operating activities totaled $58.8, due primarily to lower inventories, which was partially offset by a contribution to the Middletown Works retirees VEBA Trust and contributions to the pension trust.  The Company generated $138.7 of cash from managing the level of accounts receivable, inventories, accounts payable and current liabilities due primarily to the lower level of inventories mentioned above.  Management believes that the Company’s receivables and current liability levels are reflective of the current business environment.

During 2009, the Company made pension contributions totaling $210.0.  Contributions of $50.0 were made in the first and second quarters.  The third quarter pension contribution of $110.0 was double the $55.0 that was required for the balance of 2009 and reduced the Company’s 2010 contribution obligation to approximately $105.0.  A $75.0 contribution toward that total was made in the first quarter of 2010.  The most recent contribution increased the Company’s total pension contributions since 2005 to over $1.1 billion.  The Company estimates annual required pension contributions for the years 2011 and 2012 to be approximately $275.0 each year.  The calculation of estimated future pension contributions requires the use of assumptions concerning future events.  The most significant of these assumptions relate to future investment performance of the pension funds, actuarial data relating to plan participants, and the interest rate used to discount future benefits to their present value. Because of the variability of factors underlying these assumptions, including the possibility of changes to pension legislation in the future, the reliability of estimated future pension contributions decreases as the length of time until the contributions must be made increases.  For a more detailed discussion of the pension contribution estimates, see Employee Benefit Obligations below.

Cash used by investing activities in 2009 totaled $133.4.  This includes $109.5 of capital investments and $24.0 related to the investment by Middletown Coke Company, Inc. in capital equipment for the coke plant being constructed in Middletown, Ohio, as discussed above in the “Operations Overview” section of this Item 6 and as further discussed below.  The Middletown Coke capital investment is funded by its parent SunCoke and is reflected as a payable from Middletown Coke to SunCoke.

The Company entered into a 20-year supply contract in 2008 with Middletown Coke to provide the Company with metallurgical-grade coke and electrical power.  The coke and power will come from a new facility to be constructed, owned and operated by Middletown Coke adjacent to the Company’s Middletown Works.  Even though the Company has no ownership interest in Middletown Coke, the expected production from the facility is completely committed to the Company.  As such, Middletown Coke is deemed to be a variable interest entity and the financial results of Middletown Coke are required to be consolidated with the results of the Company as directed by ASC Topic 810, “Consolidation”.  At December 31, 2009, Middletown Coke had approximately $71.9 in assets comprised mainly of construction in progress.  Additionally, Middletown Coke had approximately $74.8 in liabilities, comprised mainly of payables to its parent, SunCoke.

Cash used by financing activities in 2009 totaled $26.4.  This includes $23.5 to repurchase a portion of the Company’s debt obligations, the purchase of $11.4 of the Company’s common stock primarily related to the Company’s share repurchase program, and the payment of common stock dividends in the amount of $22.0.  The collective amount of these uses was offset by $29.0 in advances from noncontrolling interest owner SunCoke to Middletown Coke, and $0.5 in proceeds resulting from the exercise by recipients of the Company’s stock options.

In July 2008, the Company announced a $21.0 capital investment to further expand the Company’s production capabilities for high-end, grain-oriented electrical steels.  The project includes installation of new production equipment at the Company’s Butler Works to utilize the Company’s proprietary special annealing technology, as well as upgrades to an existing processing line at Butler Works.  In addition to enhancing production capacity for higher quality grades of electrical steels, the project also will help improve the Company’s product mix flexibility.  The Company currently expects the project to be completed in 2010.  This capital investment is a part of a previously-announced project currently underway at the Company’s Butler and Zanesville Works which is the Company’s fourth project since 2005 to expand production of electrical steels.

During 2009, the Company repurchased $26.4 of the original $550.0 par value of its 7 3/4% senior notes due in 2012, with cash payments totaling $22.8.  In connection with these repurchases, the Company incurred non-cash, pre-tax gains of approximately $3.6 in 2009.  The repurchases were funded from the Company’s existing cash balances.  In 2010, the Company from time to time may continue to make cash repurchases of its outstanding senior notes though open market purchases, privately negotiated transactions or otherwise.  Such repurchases, if any, will depend upon whether any senior notes are offered to the Company by the holders, prevailing market conditions, the Company’s cash and liquidity position and needs, and other relevant factors.  The amounts involved in the repurchases may or may not be material.

During 2009, the Company repurchased $11.4 of its common stock.  In 2010, the Company from time to time may continue to purchase stock in accordance with the Company’s share repurchase program.

The Company believes that its current liquidity will be adequate to meet its obligations for the foreseeable future.  With respect to short-term sources of cash, the Company’s primary sources are cash generated by operations, and if necessary, borrowings from its revolving credit facility.  Despite the downturn in the global economic markets which commenced in the latter part of 2008 and continued through 2009, in 2009 the Company made pension payments of $210.0, contributions to the Middletown Works retirees VEBA trust of $65.0, and funded postretirement benefit obligation costs of $108.5.  Even taking into account the above mentioned cash outflows, the Company generated $58.8 of cash flow from operations in 2009.

Other primary uses of cash include capital expenditures, repayment and repurchase of debt and related interest, repurchase of common shares and dividends on common stock.  In 2009, 2008 and 2007 the Company made capital expenditures of $109.5, $166.8 and $104.4, respectively.   In 2009, 2008 and 2007 the Company made total debt repayments and repurchases of $23.5, $26.9 and $450.0, respectively.  While the 2009 and 2008 debt-related payments were primarily for the repurchase of senior notes due in 2012, the full 2007 amount was used to redeem all of the Company’s outstanding senior notes due in 2009.

As to longer-term obligations, the Company has significant debt maturities and other obligations that come due after 2010, including estimated cash contributions to its qualified pension plans, based on current legislation and actuarial assumptions.  For further information, see the Tabular Disclosure of Contractual Obligations section below.  The Company’s $850.0 revolving credit facility expiring in 2012 is secured by the Company’s product inventory and accounts receivable and contains restrictions on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliated transactions.  The facility requires maintenance of a minimum fixed charge coverage ratio of 1 to 1 if availability under the facility falls below $125.0.  The Company is in compliance with its credit facility covenants and, absent the occurrence of unexpected adverse events, expects that it will remain in compliance for the foreseeable future.  At December 31, 2009, the Company had no outstanding borrowings under the credit facility; however, availability was reduced by $136.9 due to outstanding letters of credit.  In addition, availability under the facility can fluctuate monthly as a result of changes in the amount of eligible collateral, such as the Company’s inventory and accounts receivable.  As of December 31, 2009, the Company’s eligible collateral, after application of applicable advance rates, totaled $737.3.

The instruments governing the Company’s outstanding 7-3/4% senior notes due in 2012 include a minimum interest coverage ratio of at least 2.5 to 1 for the incurrence of debt.  As discussed below, failure to meet this covenant limits to $100.0 the amount of debt that the Company can incur in addition to the aggregate amount outstanding under the senior notes and the availability at the time under the credit facility.  At December 31, 2009, the ratio fell below the 2.5 to 1 incurrence test.

Notwithstanding the current limit on its ability to incur additional debt, as discussed in the preceding paragraph, the Company believes that it will be able to meet its cash requirements for the foreseeable future in light of its cash generated from operations, significant availability under its revolving credit facility, and ability to access the capital markets to refinance and/or repay debt and other obligations as they come due.  Uncertainties related to the global and U.S. economies and financial markets, however, could restrict the Company’s flexibility with respect to its available liquidity sources, such as preventing the Company from refinancing those liabilities at more favorable rates than those currently available.

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

The Company established an initial quarterly common stock dividend rate of $0.05 per share effective with the March 2008 dividend payment.  Information concerning the amount and frequency of dividends declared and paid in 2009 is as follows:

2009 COMMON STOCK DIVIDENDS

Record Date	Payment Date		Per Share
February 13, 2009	March 10, 2009		$0.05
May 15, 2009	June 10, 2009		$0.05
August 14, 2009	September 10, 2009		$0.05
November 13, 2009	December 10, 2009		$0.05
		Total	$0.20

On January 25, 2010, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.05 per share of common stock, payable on March 10, 2010, to shareholders of record on February 12, 2010.

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

The senior note indenture includes restrictive covenants regarding (a) the use of proceeds from asset sales, (b) some investments, (c) the amount of sale/leaseback transactions, and (d) transactions by subsidiaries and with affiliates.  Furthermore, the senior note indenture imposes the following additional financial covenants:

•
A minimum interest coverage ratio of at least 2.5 to 1 for the incurrence of debt.  Failure to currently meet this covenant limits the amount of additional debt the Company can incur to $100.0.  This limitation does not apply to borrowings from the revolving credit facility.  At December 31, 2009, the ratio fell below the 2.5 to 1 incurrence test.   Because of the Company’s current cash and liquidity position, however, it does not expect the restriction imposed by its noncompliance with this covenant to have a materially adverse effect on the Company or its operations.  This number is calculated by dividing the interest expense, including capitalized interest and fees on letters of credit, into EBITDA (defined, essentially, as operating income (i) before interest, income taxes, depreciation, amortization of intangible assets and restricted stock, extraordinary items and purchase accounting and asset distributions, (ii) adjusted for income before income taxes for discontinued operations, and (iii) reduced for the charges related to impairment of goodwill special charges, and pension and other postretirement employee benefit obligation corridor charges).  The corridor charges are amortized over a 10-year period for this calculation.

•
A limitation on “restricted payments,” which consist primarily of dividends and share repurchases, of $25.0 plus 50% of cumulative net income (or minus 100% of cumulative net loss) from April 1, 2002.  As of December 31, 2009, the limitation on restricted payments was $55.2.

The Company’s $850.0 five-year revolving credit facility secured by the Company’s product inventory and accounts receivable contains restrictions on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliate transactions.  None of these restrictions affect or limit the Company’s ability to conduct its business in the ordinary course.  In addition, the facility requires maintenance of a minimum fixed charge coverage ratio of 1 to 1 if availability under the facility is less than $125.0.

Capital Investments

The Company anticipates 2010 capital investments of approximately $200.0, which the Company expects to be funded from cash generated from operations.  In addition, with respect to prior capital investments, the Commonwealth of Kentucky has provided the Company the ability to receive tax incentives in the form of payroll tax and other withholdings over a 10-year period to help defray the costs for the installation of a vacuum degasser and caster modifications at its Ashland Works under the Kentucky Industrial Revitalization Act Tax Credit Program.  These tax incentives are based on certain employment levels and thus may vary if employment levels are below the designated minimum levels.  Through December 31, 2009, the Company has accumulated $14.7 in such withholdings, which amount is included as a reduction of property, plant and equipment in the consolidated financial statements.

To meet the anticipated long-term growth in demand for energy efficient products used in power generation and distribution transformers, the Company previously announced that it is expanding its production capacity for high-end, grain-oriented electrical steels.  The Company has announced capital investments totaling $268.0 to achieve this increased electrical steel capacity.  At December 31, 2009, spending for these future capital investments totaled approximately $186.0.  Included in the estimate of 2010 capital investments is approximately $87.5 related to the projects to increase electrical steel capacity which slightly exceeds the originally announced amount.

Employee Benefit Obligations

Under its method of accounting for pension and other postretirement benefit plans, the Company recognizes, as of the Company’s measurement date of December 31, any unrecognized actuarial gains and losses that exceed 10% of the larger of projected benefit obligations or plan assets (the “corridor”).  The Company incurred no corridor charges in 2009.  In 2008, the unrecognized losses attributable to the Company’s qualified pension plans exceeded the corridor by $660.1, primarily as a result of poor pension asset investment returns.  Accordingly, the Company incurred a pre-tax corridor charge of $660.1 in the fourth quarter of 2008.  There was no corridor charge in 2008 associated with the Company’s other postretirement benefit plans.

The Company changed its measurement date from October 31 to December 31 during 2008 to meet the requirements of ASC Subparagraph 715-20-65-1.  The change in the measurement data resulted in an increase in the deferred tax asset of $5.6, an increase to pension and other postretirement benefit liabilities of $15.8, a decrease to retained earnings of $7.4 and a decrease to accumulated other comprehensive income of $2.8.

Based on current assumptions, the Company anticipates that its required pension funding contributions during 2010 will total approximately $105.0.  A $75.0 contribution toward that total was made in the first quarter of 2010.  The amount and timing of future required contributions to the pension trust depend on the use of assumptions concerning future events.  The most significant of these assumptions relate to future investment performance of the pension funds, actuarial data relating to plan participants and the benchmark interest rate used to discount benefits to their present value.  Because of the variability of factors underlying these assumptions, including the possibility of future pension legislation, the reliability of estimated future pension contributions decreases as the length of time until the contribution must be made increases.  Currently, the Company’s major pension plans are significantly underfunded.  As a result, absent major increases in long-term interest rates, above average returns on pension plan assets and/or changes in legislated funding requirements, the Company will be required to make contributions to its pension trusts of varying amounts in the long-term.  Some of these contributions could be substantial. Currently, the Company estimates annual required contributions for 2011 and 2012 to average approximately $275.0 in each year.

The Company provides healthcare benefits to most of its employees and retirees.  Based on the assumptions used to value other postretirement benefits, primarily retiree healthcare and life insurance benefits, annual cash payments for these benefits are expected to be in a range of $16.1 to $80.0 for each of the next 30 years.  These payments do not include the two remaining $65.0 contributions to the VEBA Trust which are required as part of the Settlement of the Middletown Works Retiree Healthcare Benefit Litigation.  For a more detailed description of the Settlement, see the discussion below and in the “Legal Contingencies” section of Note 9 to the Consolidated Financial Statements in Item 7 below.  The total projected future benefit obligation of the Company with respect to payments for healthcare benefits is included in “Pension and other postretirement benefit obligations” in the Company’s consolidated financial statements.  The net amount recognized by the Company as of the end of 2009 for future payment of such healthcare benefit obligations was $875.6.

Accounting for retiree healthcare benefits requires the use of actuarial methods and assumptions, including assumptions about current employees’ future retirement dates, the anticipated mortality rate of retirees, anticipated future increases in healthcare costs and the obligation of the Company under future collective bargaining agreements with respect to healthcare benefits for retirees.  Changing any of these assumptions could have a material impact on the calculation of the Company’s total obligation for future healthcare benefits.  For example, the Company’s calculation of its future retiree healthcare benefit obligation as of the end of 2009 assumed that the Company would continue to provide healthcare benefits to current and future retirees.  If this assumption is altered, it could have a material effect on the calculation of the Company’s total future retiree healthcare benefit obligation.  This assumption could be altered as a result of one or more of the following developments or other unforeseen events.

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

In December 2008, the Company announced that all salaried employees accruing service in a defined benefit pension plan would have their benefit “locked and frozen” as of January 31, 2009.  The accruals for the defined benefit plan have been replaced by a fixed percent contribution to a defined contribution pension plan.  This action required the Company to recognize the past service pension expense that previously would have been amortized as a curtailment charge in 2008 of $39.4.

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

In October 2007, the Company announced that it had reached a settlement (the “Settlement”) of the claims in litigation filed against the Company by retirees of its Middletown Works relating to their retiree health and welfare benefits.  The Settlement was approved by the federal district court on February 21, 2008 and, subject to a pending appeal, reduced the Company’s total OPEB liability of approximately $2.0 billion as of September 30, 2007 by approximately $1.0 billion.   Under the terms of the Settlement, AK Steel was obligated to initially fund the VEBA Trust with a contribution of $468.0 in cash within two business days of the effective date of the Settlement.  AK Steel made this contribution on March 4, 2008.  AK Steel further is obligated under the Settlement to make three subsequent annual cash contributions of $65.0 each, for a total contribution of $663.0.  AK Steel has timely made the first of these three annual cash contributions of $65.0, leaving it obligated to make two more annual cash contributions of $65.0 each in March of 2010 and 2011, respectively.  For a more detailed description of the Settlement, see the discussion in the “Legal Contingencies” section of Note 9 to the Consolidated Financial Statements in Item 7 below.

Labor Agreements

At December 31, 2009, the Company’s operations included approximately 6,500 employees, of which approximately 4,900 are represented by labor unions under various contracts that will expire in the years 2010 through 2013.

The labor contract for approximately 340 hourly employees represented by the United Autoworkers Local 3462 at the Company’s Coshocton, Ohio plant was scheduled to expire on March 31, 2010.  In December 2009, the members of that union ratified an extension of the existing contract through March 31, 2013.

An agreement with the United Steelworkers of America Local 1865, which represents approximately 750 hourly employees at the Company’s Ashland, Kentucky, West Works is scheduled to expire on September 1, 2010.

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

Energy and Raw Material Hedging

The Company enters into derivative transactions in the ordinary course of business to hedge the cost of natural gas and certain raw materials.  At December 31, 2009, the consolidated balance sheets included other current assets of $1.9, other non-current assets of $0.1 and accrued liabilities of $5.8 for the fair value of these derivatives.  Changes in the prices paid for the related commodities are expected to offset the effect on cash of settling these amounts.

Off Balance Sheet Arrangements

There were no off balance sheet arrangements as of December 31, 2009.

Potential Impact of Climate Change Legislation

At this time the Company is unable to determine whether any of the pending legislative bills in Congress relating to climate change are reasonably likely to become law.  Even in the event that any of the pending bills are enacted, the Company cannot anticipate the final form of such laws, or the extent to which they will be applicable to the Company and its operations.  As a result, the Company currently has no reasonable basis on which it can reliably predict or estimate the specific effects any eventually enacted laws may have on the Company or how the Company may be able to mitigate any negative impacts on its business and operations.

There exists the possibility, however, that limitations on greenhouse gas emissions may be imposed in the United States at some point in the future through some form of federally enacted regulation or legislation.  For example, the U.S. EPA has proposed to regulate carbon emissions under the federal Clean Air Act.   In addition, bills recently introduced in the United States Congress aim to limit carbon emissions over long periods of time from facilities which emit significant amounts of greenhouse gases.   Such bills, if enacted, would apply to the steel industry, in general, and to the Company, in particular, because the process of producing steel from elemental iron results in the creation of carbon dioxide, one of the targeted greenhouse gases.  Although the Company and other steel producers in the United States are actively participating in research and development efforts to develop breakthrough technology for low- or zero-emission steelmaking processes, the development of such technologies will take time and their potential for success cannot be accurately determined.  To address this need for the development of new technologies, not just in the steel industry but elsewhere, some of the proposed legislative bills include a system of carbon emission credits, which would be available to certain companies for a period of time, similar to the European Union’s existing “cap and trade” system.   Each of these bills is likely to be altered substantially as it moves through the legislative process, making it virtually impossible at this time to forecast the provisions of any final legislation and the resulting effects on the Company.

If regulation or legislation regulating carbon emissions is enacted, however, it is reasonable to assume that the net financial impact on the Company will be negative, despite some potential beneficial aspects discussed below.  On balance, such regulation or legislation likely would cause the Company to incur increased energy, environmental and other costs in order to comply with the limitations that would be imposed on greenhouse gas emissions.  For example, the Company likely would incur the direct cost of purchasing carbon emissions credits for its own operations.  Similarly, to the extent that the Company’s raw material and/or energy suppliers likewise would have to purchase such credits, they may pass their own increased costs on to the Company through price hikes.   The Company likely also would incur increased capital costs as a result of cap and trade legislation.  Such costs could take the form of new or retrofitted equipment, or the development of new technologies (e.g., sequestration), to try to control or reduce greenhouse gas emissions.  In addition, if similar cap and trade requirements were not imposed globally, the domestic legislation could negatively impact the Company’s ability to compete with foreign steel companies not subject to similar requirements.

The enactment of climate control legislation or regulation also could have some beneficial impact on the Company, which may somewhat mitigate the adverse effects noted above.  For example, to the extent that climate change legislation provides incentives for energy efficiency, the Company could benefit from increased sales of its grain-oriented electrical steel products, which are among the most energy efficient in the world.  The Company sells its electrical steels, which are iron-silicon alloys with unique magnetic properties, primarily to manufacturers of power transmission and distribution transformers and electrical motors and generators.  The sale of such products may be enhanced by climate control legislation in different ways.   For instance, to the extent that the legislation may promote the use of renewable energy technology, such as wind or solar technology, it could increase demand for the Company’s high-efficiency electrical steel products used in power transformers, which are needed to connect these new sources to the electricity grid.  In addition, effective January 1, 2010, the U.S. Department of Energy adopted higher efficiency standards for certain types of power distribution transformers and these new standards are usually achieved through the use of more, and more highly efficient, electrical steels.  Implementation of even higher efficiency standards for the future is being studied.

The likelihood of such legislation or regulation is uncertain, and any effect on the Company would depend on the final terms of such legislation or regulation.  Presently, the Company is unable to predict with any reasonable degree of accuracy when or even if climate control legislation or regulation will be enacted, or if so, what will be their terms and applicability to the Company.   In the meantime, the items described above provide some indication of the potential impact on the Company of climate control legislation or regulation generally.  The Company will continue to monitor the progress of such legislation and/or regulation closely.

Tabular Disclosure of Contractual Obligations

In the ordinary course of business, the Company enters into agreements under which it is obligated to make legally enforceable future payments.  These agreements include those related to borrowing money, leasing equipment and purchasing goods and services.  The following table summarizes by category expected future cash outflows associated with contractual obligations in effect as of December 31, 2009.

	Payment due by period
Contractual Obligations (a)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt obligations	$0.7	$505.5	$1.5	$99.3	$607.0
Interest on long-term debt obligations	42.1	64.6	6.0	31.0	143.7
Operating lease obligations	5.1	8.4	7.2	14.8	35.5
Purchase obligations and commitments	1,426.2	2,045.0	1,008.6	717.0	5,196.8
Other long-term liabilities	—	43.0	23.4	53.2	119.6
Total	$1,474.1	$2,666.5	$1,046.7	$915.3	$6,102.6

(a)
The Company plans to make future cash contributions to its defined benefit pension plans. The estimate for these contributions is approximately $105.0 in 2010.  A $75.0 contribution toward that total was made in the first quarter of 2010.  The Company estimates annual pension contributions for the years 2011 and 2012 to average approximately $275.0 in each year.  Estimates of cash contributions to be made after 2011 cannot be reliably determined at this time due to the number of variable factors which impact the calculation of defined benefit pension plan contributions. The Company also is required to make benefit payments for retiree medical benefits.  After reflecting the Settlement with Middletown Works retirees, estimated payments for 2010 are $80.0 and are projected to range from $16.1 to $80.0 for each of the next 30 years.  These payments do not include the two remaining $65.0 payments to the VEBA Trust.  For a more detailed description of this Settlement, see the discussion in the Legal Contingencies” section of Note 9 to the Consolidated Financial Statements in Item 7 below.

In calculating the amounts for purchase obligations, the Company first identified all contracts under which the Company has a legally enforceable obligation to purchase products or services from the vendor and/or make payments to the vendor for an identifiable period of time.  Then for each identified contract, the Company determined its best estimate of payments to be made under the contract assuming (1) the continued operation of existing production facilities, (2) normal business levels, (3) the contract would be adhered to in good faith by both parties throughout its term and (4) prices are as set forth in the contract.  Because of changes in the markets it serves, changes in business decisions regarding production levels or unforeseen events, the actual amounts paid under these contracts could differ significantly from the numbers presented above.  For example, as is the case currently with the contracts entered into with certain of the Company’s raw material suppliers, circumstances could arise which create exceptions to minimum purchase obligations that are set forth in the contracts.   The purchase obligations set forth in the table above have been calculated without regard to such exceptions.

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

The Company’s consolidated balance sheets contain reserves for pension and other postretirement benefits and other long-term liabilities.  The benefit plan liabilities are calculated using actuarial assumptions that the Company believes are reasonable under the circumstances.  However, because changes in circumstances can have a significant effect on the liabilities and expenses associated with these plans including, in the case of pensions, pending or future legislation, the Company cannot reasonably and accurately project payments into the future.  While the Company does include information about these plans in the above table, it also discusses these benefits elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the notes to its consolidated financial statements, set forth in Item 7.

The other long-term liabilities on the Company’s consolidated balance sheets include reserves for environmental and legal issues, employment-related benefits and insurance, liabilities established pursuant to ASC Topic 740, “Income Taxes” with regard to uncertain tax positions, and other reserves.  These amounts generally do not arise from contractual negotiations with the parties receiving payment in exchange for goods and services.  The ultimate amount and timing of payments are subject to significant uncertainty and, in many cases, are contingent on the occurrence of future events, such as the filing of a claim or completion of due diligence investigations, settlement negotiations, audit and examinations by taxing authorities, documentation or legal proceedings.

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

The Company maintains an allowance for doubtful accounts as a reserve for the loss that would be incurred if a customer is unable to pay amounts due to the Company.  The Company determines this based on various factors, including the customer’s financial condition.  While losses due to customer defaults have been low, if in the future the financial condition of some customers deteriorates to an extent that may affect their ability to pay, additional allowances may be needed.  Approximately 29% of the Company’s trade receivables outstanding at December 31, 2009 are due from businesses associated with the U.S. automotive industry, including General Motors, Chrysler and Ford.  Except in a few situations where the risk warrants it, collateral is not required on trade receivables.  In light, however, of the current economic conditions which have had a particularly detrimental impact on the automotive industry, the Company is monitoring its trade receivables position even more closely than normal.  While the Company currently still believes the trade receivables recorded on its balance sheet will be collected, in the event of default in payment of a trade receivable, the Company would follow normal collection procedures.

The Company records a valuation allowance to reduce its deferred tax asset to an amount that is more likely than not to be realized.  In estimating levels of future taxable income needed to realize the deferred tax asset, the Company has considered historical results of operations and the cyclical nature of the steel business and would, if necessary, consider the implementation of prudent and feasible tax planning strategies to generate future taxable income.  If future taxable income is less than the amount that has been assumed in determining the deferred tax asset, then an increase in the valuation allowance will be required, with a corresponding charge against income.  On the other hand, if future taxable income exceeds the level that has been assumed in calculating the deferred tax asset, the valuation allowance could be reduced, with a corresponding credit to income.   In the current year, there was an increase in the valuation allowance related to state deferred tax assets for loss carryforwards and tax credits in certain states.  These states have limited carryforward periods and limits on how much loss carryforward can be used to offset estimated future taxable income annually.  These factors caused an increase in the Company’s valuation allowance for 2009.  A valuation allowance has not been recorded on the Company’s temporary differences, nor its federal net operating loss carryforwards, which do not begin to expire until 2028, as the Company believes that the estimated levels of future taxable income is sufficient such that it is more likely than not that it will realize these deferred tax assets.

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

Pension and Other Postretirement Benefit Plans

Under its method of accounting for pension and other postretirement benefit plans, the Company recognizes into income, as of the Company’s measurement date, any unrecognized actuarial net gains or losses that exceed 10% of the larger of projected benefit obligations or plan assets, defined as the corridor.  This method results in faster recognition of actuarial net gains and losses than the minimum amortization method permitted by prevailing accounting standards and used by the vast majority of companies in the United States.  Faster recognition under this method also results in the potential for highly volatile and difficult to forecast corridor adjustments, similar to those recognized by the Company in recent years.  Prior to January 31, 2009, amounts inside this 10% corridor were amortized over the average remaining service life of active plan participants.  Beginning January 31, 2009, the date of the “lock and freeze” of a defined benefit pension plan covering all salaried employees, the actuarial gains and losses will be amortized over the plan participants’ life expectancy.

ASC Topic 715 requires the Company to fully recognize and disclose an asset or liability for the overfunded or underfunded status of its benefit plans in financial statements.  The Company changed its measurement date from October 31 to December 31 during 2008 to meet the requirements of ASC Subparagraph 715-20-65-1.  The change in the measurement data resulted in an increase in the deferred tax asset of $5.6, an increase to pension and other postretirement benefit liabilities of $15.8, a decrease to retained earnings of $7.4 and a decrease to accumulated other comprehensive income of $2.8.

Under the applicable accounting standards, actuarial net gains and losses occur when actual experience differs from any of the many assumptions used to value the benefit plans or when the assumptions change, as they may each year when a valuation is performed.  The major factors contributing to actuarial gains and losses for pension plans are the differences between expected and actual returns on plan assets and changes in the discount rate used to value pension liabilities as of the measurement date.  For other postretirement benefit plans, differences in estimated versus actual healthcare costs, changes in assumed healthcare cost trend rates or a change in the difference between the discount rate and the healthcare trend rate are major factors contributing to actuarial gains and losses.  In addition to the potential for corridor adjustments, these factors affect future net periodic benefit expenses.  Changes in key assumptions can have a material effect on the amount of annual expense recognized.  For example, a one-percentage-point decrease in the expected rate of return on pension plan assets would increase the projected 2010 pension expense by approximately $23.7 before tax.  Based on the Company’s liability as of December 31, 2009, a one-percentage-point increase in the assumed healthcare trend rate would increase the projected 2010 other postretirement benefit expense by approximately $0.6 before tax.  The discount rate used to value liabilities and assets affects both pensions and other postretirement benefit calculations.  Similarly, a one-quarter-percentage-point decrease in this rate would decrease pension expense by less than $0.1 and decrease the other postretirement credit by $0.1.  These estimates exclude any potential corridor adjustments.

Property, Plant and Equipment

The total weighted average useful life of the Company’s machinery and equipment is 18.3 years based on the depreciable life of the assets.  The Company recognizes costs associated with major maintenance activities at its operating facilities in the period in which they occur.

Investments

The Company’s financial statements consolidate the operations and accounts of the Company and all subsidiaries in which the Company has a controlling interest.  The Company also has investments in associated companies that are accounted for under the equity method and, because the operations of these companies are integrated with the Company’s basic steelmaking operations, its proportionate share of their income (loss) is reflected in the Company’s cost of products sold in the consolidated statements of operations.  In addition, the Company holds investments in debt securities and minor holdings in equity securities, which are accounted for as available-for-sale or held-to-maturity cost investments.  At December 31, 2009, the Company had no investments that it accounted for as trading securities.  Each of the Company’s investments is subject to a review for impairment, if and when, circumstances indicate that a loss in value below its carrying amount is other than temporary.  Under these circumstances, the Company would write the investment down to its fair value, which would become its new carrying amount.

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

Financial Instruments

The Company is a party to derivative instruments that are designated and qualify as hedges under ASC Topic 815, “Derivatives and Hedging”.  The Company’s objective in using such instruments is to protect its earnings and cash flows from fluctuations in the fair value of selected commodities and currencies.  For example, in the ordinary course of business, the Company uses cash settled commodity price swaps, with a duration of up to three years, to hedge the price of a portion of its natural gas, nickel, aluminum and zinc requirements.  The Company designates the natural gas swaps as cash flow hedges and the changes in their fair value, excluding the ineffective portion, are recorded in other comprehensive income.  Subsequent gains and losses are recognized into cost of products sold in the same period as the underlying physical transaction.  Other commodity swaps are marked to market recognizing gains or losses into earnings.  The pre-tax net loss recognized in earnings during 2009 for natural gas hedges representing the component of the derivative instruments’ current effectiveness and excluded from the assessment of hedge effectiveness was $9.4 and was recorded in cost of products sold.  At December 31, 2009, currently valued outstanding commodity hedges would result in the reclassification into earnings of $1.3 in net-of-tax losses within the next twelve months.  Based on such reviews as it deems reasonable and appropriate, the Company believes that all counterparties to its outstanding derivative instruments are entities with substantial credit worthiness.

Goodwill

At December 31, 2009 and 2008, the Company’s assets included $37.1 of goodwill, which is less than 1% of the Company’s assets.  Each year, as required by ASC Subtopic 350-20, “Goodwill”, the Company performs an evaluation of goodwill to test this balance for possible impairment.  Management judgment is used to evaluate the impact of changes in operations and to estimate future cash flows to measure fair value.  Assumptions such as forecasted growth rates and cost of capital are consistent with internal projections.  The evaluation requires that the reporting unit underlying the goodwill be measured at fair value and, if this value is less than the carrying value of the unit, a second test must be performed.  Under the second test, the current fair value of the reporting unit is allocated to the assets and liabilities of the unit including an amount for “implied” goodwill.  If implied goodwill is less than the net carrying amount of goodwill, the difference becomes the amount of the impairment that must be recorded in that year.  The Company’s businesses operate in highly cyclical industries and the valuation of these businesses can be expected to fluctuate, which may lead to further impairment charges in future operating costs. The 2009 annual review did not result in any goodwill impairment for the Company.

New Accounting Pronouncements

Certain amounts in prior year financial statements have been reclassified to reflect the reporting requirements of ASC Subparagraph 810-10-65-1, “Transition Related to FASB Statements No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51, and No. 164, Not-for-Profit Entities: Mergers and Acquisitions”.

ASC Topic 810, “Consolidation”, as amended, requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  The amendment to ASC Topic 810 is effective for fiscal years beginning on or after November 15, 2009.  The Company believes that this guidance does not alter the accounting treatment previously accorded to the consolidation of Middletown Coke and Vicksmetal/Armco Associates.

Earnings per share have been restated in prior periods in conformity with ASC Subparagraph 260-10-65-2, “Transition Related to FSP EITF 03-6-1”.

Effective with this Form 10-K, the Company has amended its disclosure relating to postretirement benefit plan assets in compliance with ASC Subparagraph 715-20-65-2, “Transition related to FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets”.  The disclosure now includes discussion on:

• investment policies and strategies;
• categories of plan assets;
• fair value measurements of plan assets; and
• significant concentrations of risk.

No other new accounting pronouncement issued or effective during the 2009 fiscal year has had or is expected to have a material impact on the Company’s consolidated financial statements.

Forward-Looking Statements

Certain statements made or incorporated by reference in this Form 10-K, or made in press releases or in oral presentations made by Company employees, reflect management’s estimates and beliefs and are intended to be, and are hereby identified as “forward-looking statements” for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  In particular, these include (but are not limited to) statements in the foregoing sections entitled Raw Materials, Employees, Competition, Environmental, Risk Factors, Legal Proceedings, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Operations Overview, Key Factors Generally Impacting Financial Results, Outlook, Liquidity and Capital Resources, Tabular Disclosure of Contractual Obligations, Critical Accounting Policies and Estimates, and New Accounting Pronouncements.  In addition, these include statements in Item 6A, Quantitative and Qualitative Disclosure about Market Risk and in the Notes to Consolidated Financial Statements in the paragraphs entitled, Property Plant and Equipment, Goodwill and Other Intangible Assets, Pension and Other Postretirement Benefits Accounting, Concentrations of Credit Risk, Union Contracts, Financial Instruments, Income Taxes, Commitments, and Environmental and Legal Contingencies.

The Company cautions readers that such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management.  See Item 1A Risk Factors for more information on certain of these risks and uncertainties.

Except as required by law, the Company disclaims any obligation to update any forward-looking statements to reflect future developments of events.

Item 6A.	Quantitative and Qualitative Disclosure about Market Risk.

In the ordinary course of business, the Company’s primary areas of market risk include changes in (a) interest rates, (b) the prices of raw materials and energy sources, and (c) foreign currency exchange rates.  The Company manages interest rate risk by issuing variable- and fixed-rate debt, and currently has $504.0 of fixed-rate debt and $103.0 of variable-rate debt outstanding.  The fair value of this debt as of December 31, 2009 was $609.6.  A reduction in prevailing interest rates or improvement in the Company’s credit rating could increase the fair value of this debt.  A reduction in the rate used to discount total future principal and interest payments of 1% would result in an increase in the total fair value of the Company’s long-term debt of approximately $38.8.  An unfavorable effect on the Company’s financial results and cash flows from exposure to interest rate declines and a corresponding increase in the fair value of its debt would result only if the Company elected to repurchase its outstanding debt securities at prevailing market prices.

With regard to raw materials and energy sources, natural gas prices, in particular, have been highly volatile.  At normal consumption levels, a one dollar per MCF change in natural gas prices would result in an approximate $40.0 change in annual pre-tax operating results, excluding the offsetting effects of any then-existing hedging instruments.  In addition, the cost of scrap (which is purchased in the spot market and is not susceptible to hedging) and the cost of iron ore both have been volatile over the course of the last several years.  Collectively, these and other raw material and energy cost fluctuations have affected the Company’s margins and made it more difficult to forecast because much of the Company’s revenue comes from annual or longer contracts with its customers.  To address such cost volatility, where competitively possible, the Company attempts to add a surcharge to the price of steel it sells to the spot market and to negotiate a variable pricing mechanism with its contract customers that allows the Company to adjust selling prices in response to changes in the cost of certain raw materials and energy.  In addition, in the case of stainless steel, increased costs for nickel, chrome and molybdenum can usually be recovered through established price surcharges.  Approximately 55% of the Company’s shipments in 2009 were made under contracts having durations of six months or more.  The Company anticipates that its percentage of contract sales will be similar in 2010.  Approximately 83% of the Company’s shipments to contract customers in 2009 permitted an adjustment of selling prices in response to changes in the cost of certain raw materials and energy.  Therefore, fluctuations in the price of energy (particularly natural gas), raw materials (such as scrap, purchased slabs, coal, iron ore, and zinc) or other commodities will be, in part, passed on to the Company’s customers rather than absorbed solely by the Company.

In addition, in order to further minimize its exposure to fluctuations in raw material costs, and to secure an adequate supply of raw materials, the Company has entered into multi-year purchase agreements for certain raw materials that provide for fixed prices or only a limited variable price mechanism.  While enabling the Company to reduce its exposure to fluctuations in raw material costs, this also exposes the Company to an element of market risk relative to its sales contracts.  Currently, approximately 55% of the Company’s sales contracts have durations of six months or more.  Approximately 17% of those contracts have fixed price terms and the other 83% have some form of variable pricing which does not necessarily enable the Company to recoup the full amount of increases in its raw material and energy costs.  After new contracts are negotiated with the Company’s customers, the average sales prices could increase or decrease.  If that average sales price decreases, the Company may not be able to reduce its raw material costs to a corresponding degree due to the multi-year term and fixed price nature of some of its raw material purchase contracts.  In addition, some of the Company’s existing multi-year supply contracts, particularly with respect to iron ore, have required minimum purchase quantities.  Under adverse economic conditions, such as were present in 2009, those minimums may exceed the Company’s needs.  Subject to exceptions for force majeure and other circumstances impacting the legal enforceability of the contracts, such minimum purchase requirements could require the Company to purchase quantities of raw materials, particularly iron ore, which significantly exceed its anticipated needs.  Under such circumstances, the Company would attempt to negotiate agreements for new purchase quantities.  There is a risk, however, that in one or more instances the Company would not be successful in securing lower purchase quantities, either through negotiation or litigation.  In that event, the Company would likely need to purchase more of a particular raw material in a particular year than it needs, negatively impacting its cash flow.

The Company uses cash settled commodity price swaps and/or options to hedge the price of a portion of its natural gas, nickel, aluminum and zinc requirements.  The Company’s hedging strategy is designed to protect it against normal volatility.  However, abnormal price increases in any of these commodity markets could negatively impact operating costs.  The effective portion of the gains and losses from the use of these instruments for natural gas are deferred in accumulated other comprehensive loss on the consolidated balance sheets and recognized into cost of products sold in the same period as the underlying physical transaction.  At December 31, 2009, accumulated other comprehensive loss included $1.3 in unrealized net-of-tax losses for the fair value of these derivative instruments.  All other commodity price swaps and options are marked to market and recognized into cost of products sold with the offset recognized as other current assets or other accrued liabilities.  At December 31, 2009, other current assets of $1.9, other non-current assets of $0.1 and accrued liabilities of $5.8 were included on the consolidated balance sheets for the fair value of these commodity hedges.  The following table presents the negative effect on pre-tax income of a hypothetical change in the fair value of derivative instruments outstanding at December 31, 2009 due to an assumed 10% and 25% decrease in the market price of each of the indicated commodities.

Commodity Derivative	10% Decrease	25% Decrease
Natural Gas	$6.9	$17.2
Nickel	0.8	2.1

Because these instruments are structured and used as hedges, these hypothetical losses would be offset by the benefit of lower prices paid for the physical commodity used in the normal production cycle.  The Company currently does not enter into swap or option contracts for trading purposes.

The Company is also subject to risks of exchange rate fluctuations on a small portion of intercompany receivables that are denominated in foreign currencies.  The Company occasionally uses forward currency contracts to manage exposures to certain of these currency price fluctuations.  At December 31, 2009, the Company had outstanding forward currency contracts with a total notional value of $23.3 for the sale of euros.  At December 31, 2009, the fair value of the Company’s outstanding forward currency contracts was $0.9.  Based on the contracts outstanding at the end of 2009, a 10% increase in the dollar to euro exchange rate would result in a $2.3 pre-tax loss in the value of those contracts, which would offset the income benefit of a more favorable exchange rate.

Item 7.	Financial Statements and Supplementary Data.

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

Dated:	February 23, 2010	/s/	JAMES L. WAINSCOTT
James L. Wainscott
Chairman of the Board, President
and Chief Executive Officer

Dated:	February 23, 2010	/s/	ALBERT E. FERRARA, Jr.
Albert E. Ferrara, Jr.
Vice President, Finance and
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
AK Steel Holding Corporation
West Chester, Ohio

We have audited the accompanying consolidated balance sheets of AK Steel Holding Corporation and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, cash flows, and comprehensive income (loss) for each of the three years in the period ended December 31, 2009.  Our audits also included the financial statement schedule listed in the Index to Exhibits at Item 14.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Cincinnati, Ohio

February 23, 2010

AK STEEL HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2009, 2008 and 2007
(dollars in millions, except per share data)

	2009	2008	2007
Net sales	$4,076.8	$7,644.3	$7,003.0
Cost of products sold (exclusive of items shown below)	3,749.6	6,491.1	5,919.0
Selling and administrative expenses	192.7	223.6	223.5
Depreciation	204.6	202.1	196.3
Other operating items:
Pension corridor charge	—	660.1	—
Curtailment charges	—	39.4	39.8
Total operating costs	4,146.9	7,616.3	6,378.6

Operating profit (loss)	(70.1)	28.0	624.4

Interest expense	37.0	46.5	68.3
Interest income	2.7	10.5	32.2
Other income (expense)	6.4	1.6	3.7

Income (loss) before income taxes	(98.0)	(6.4)	592.0

Income tax provision (benefit) due to state law changes	5.1	—	(11.4)
Income tax provision (benefit)	(25.1)	(10.9)	215.0
Total income tax provision (benefit)	(20.0)	(10.9)	203.6
Net income (loss)	(78.0)	4.5	388.4
Less: Net income (loss) attributable to noncontrolling interests	(3.4)	0.5	0.7
Net income (loss) attributable to AK Steel Holding Corporation	$(74.6)	$4.0	$387.7

Basic earnings per share:
Net income (loss) per share attributable to AK Steel Holding Corporation	$(0.68)	$0.04	$3.50

Diluted earnings per share:
Net income (loss) per share attributable to AK Steel Holding Corporation	$(0.68)	$0.04	$3.46

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008
(dollars in millions, except per share amounts)
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$461.7	$562.7
Accounts receivable, net	463.1	469.9
Inventory, net	416.7	566.8
Deferred tax asset, current	223.9	333.0
Other current assets	64.7	70.4
Total Current Assets	1,630.1	2,002.8
Property, Plant and Equipment	5,385.1	5,282.1
Accumulated depreciation	(3,409.1)	(3,220.8)
Property, plant and equipment, net	1,976.0	2,061.3
Other Assets:
Investment in AFSG Holdings, Inc.	55.6	55.6
Other investments	52.1	50.4
Goodwill	37.1	37.1
Other intangible assets	0.2	0.3
Deferred tax asset, non-current	514.7	459.1
Other non-current assets	8.9	15.4
Total Non-current Assets	668.6	617.9
TOTAL ASSETS	$4,274.7	$4,682.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$438.9	$348.1
Accrued liabilities	157.0	233.0
Current portion of long-term debt	0.7	0.7
Current portion of pension and other postretirement benefit obligations	144.1	152.4
Total Current Liabilities	740.7	734.2
Non-current Liabilities:
Long-term debt	605.8	632.6
Pension and other postretirement benefit obligations	1,856.2	2,144.2
Other non-current liabilities	191.9	200.3
Total Non-current Liabilities	2,653.9	2,977.1
TOTAL LIABILITIES	3,394.6	3,711.3
Commitments and Contingencies (see Note 8)
Stockholders’ Equity:
Preferred stock, authorized 25,000,000 shares	—	—
Common stock, authorized 200,000,000 shares of $.01 par value each; issued 2009, 121,881,816 shares, 2008, 121,105,429 shares; outstanding 2009, 109,394,455 shares, 2008, 110,394,774 shares	1.2	1.2
Additional paid-in capital	1,911.4	1,898.9
Treasury stock, common shares at cost, 2009, 12,487,361; 2008, 10,710,655 shares	(162.2)	(150.8)
Accumulated deficit	(1,037.5)	(940.9)
Accumulated other comprehensive income	167.9	159.6
Total AK Steel Holding Corporation Stockholders’ Equity	880.8	968.0
Noncontrolling interest	(0.7)	2.7
TOTAL STOCKHOLDERS’ EQUITY	880.1	970.7
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,274.7	$4,682.0
See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009, 2008 and 2007
(dollars in millions)
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(78.0)	$4.5	$388.4
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	204.6	202.1	196.3
Amortization	12.1	11.8	14.8
Provision for doubtful accounts	7.2	0.5	2.7
Deferred income taxes	47.3	(27.8)	127.2
Contributions to pension trust	(210.0)	(225.0)	(250.0)
Pension corridor charge	—	660.1	—
Curtailment charges	—	39.4	39.8
Contributions to Middletown retirees VEBA	(65.0)	(468.0)	—
Excess tax benefits from stock-based compensation	—	(12.2)	(6.5)
Other operating items, net	82.5	(10.8)	0.9
Changes in assets and liabilities:
Accounts receivable	(1.0)	203.0	21.0
Inventories	150.1	84.0	204.5
Accounts payable and other current liabilities	(8.5)	(254.6)	41.1
Accounts payable and other current liabilities-Middletown Coke	(1.9)	2.2	—
Other assets	10.2	(27.3)	(1.3)
Other assets-Middletown Coke	(0.1)	—	—
Pension asset and obligation	49.9	1.1	2.1
Postretirement benefit obligation	(108.5)	(87.1)	(69.3)
Other liabilities	(32.1)	(12.8)	(8.8)
Total adjustments	136.8	78.6	314.5
Net cash flows from operating activities	58.8	83.1	702.9
Cash flows from investing activities:
Capital investments	(109.5)	(166.8)	(104.4)
Capital investments-Middletown Coke	(24.0)	(47.7)	—
Proceeds from the sale of property, plant and equipment	0.5	8.4	0.3
Proceeds from draw on restricted funds for emission control expenditures	—	—	2.5
Proceeds from note receivable from equity investments	—	—	27.4
Purchase of investments	—	(12.1)	(12.3)
Restricted cash to collateralize letter of credit	—	—	12.6
Other investing items, net	(0.4)	0.4	0.9
Net cash flows from investing activities	(133.4)	(217.8)	(73.0)
Cash flows from financing activities:
Redemption of long-term debt	(23.5)	(26.9)	(450.0)
Fees related to new credit facility or new debt	—	—	(2.6)
Proceeds from exercise of stock options	0.5	3.4	9.2
Purchase of treasury stock	(11.4)	(24.0)	(2.4)
Excess tax benefits from stock-based compensation	—	12.2	6.5
Common stock dividends paid	(22.0)	(22.4)	—
Advances from noncontrolling interest owner to Middletown Coke	29.0	45.5	—
Other financing items, net	1.0	(4.0)	3.6
Net cash flows from financing activities	(26.4)	(16.2)	(435.7)
Net increase (decrease) in cash and cash equivalents	(101.0)	(150.9)	194.2
Cash and cash equivalents, beginning of year	562.7	713.6	519.4
Cash and cash equivalents, end of year	$461.7	$562.7	$713.6

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in millions)
	Common Stock	Additional Paid-In-Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Compre-hensive Income/ (Loss)	Non-controlling interest	Total
Balance, December 31, 2006	$1.2	$1,841.4	$(124.4)	$(1,296.1)	$(5.1)	$2.6	$419.6
Adjustment to initially apply ASC Topic 740				(6.7)			(6.7)
Net income attributable to AK Steel Holding Corporation				387.7			387.7
Change in unamortized performance shares		3.2					3.2
Change in unamortized stock options		1.9					1.9
Issuance of restricted stock, net		4.7					4.7
Change in unamortized restricted stock		(0.5)					(0.5)
Unrealized gain on marketable securities, net of tax					0.1		0.1
Stock options exercised		9.2					9.2
Tax benefit from common stock compensation		7.7					7.7
Purchase of treasury stock			(2.4)				(2.4)
Derivative instrument hedges, net of tax					0.2		0.2
Foreign currency translation adjustment, net of tax					3.6		3.6
Pension and OPEB adjustment, net of tax					49.0		49.0
Non-controlling interest-Net income						0.7	0.7
Non-controlling interest-Dividends						(0.7)	(0.7)
Balance, December 31, 2007	$1.2	$1,867.6	$(126.8)	$(915.1)	$47.8	$2.6	$877.3

AK STEEL HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in millions)
	Common Stock	Additional Paid-In-Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Compre-hensive Income/ (Loss)	Noncontrolling interest	Total
Balance, December 31, 2007	$1.2	$1,867.6	$(126.8)	$(915.1)	$47.8	$2.6	$877.3
Net income attributable to AK Steel Holding Corporation				4.0			4.0
Two-month change in pension/OPEB measurement date, net of tax				(7.4)			(7.4)
Change in unamortized performance shares		5.1					5.1
Change in unamortized stock options		1.9					1.9
Issuance of restricted stock, net		5.5					5.5
Change in unamortized restricted stock		(1.0)					(1.0)
Unrealized loss on marketable securities, net of tax					(4.1)		(4.1)
Stock options exercised		3.4					3.4
Tax benefit from common stock compensation		16.4					16.4
Purchase of treasury stock			(24.0)				(24.0)
Derivative instrument hedges, net of tax					(31.0)		(31.0)
Foreign currency translation adjustment, net of tax					(4.0)		(4.0)
Pension and OPEB adjustment, net of tax					150.9		150.9
Common stock dividends				(22.4)			(22.4)
Non-controlling interest-Net income						0.5	0.5
Non-controlling interest-Dividends						(0.4)	(0.4)
Balance, December 31, 2008	$1.2	$1,898.9	$(150.8)	$(940.9)	$159.6	$2.7	$970.7

AK STEEL HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in millions)
	Common Stock	Additional Paid-In-Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Compre-hensive Income/ (Loss)	Noncontrolling interest	Total
Balance, December 31, 2008	$1.2	$1,898.9	$(150.8)	$(940.9)	$159.6	$2.7	$970.7
Net loss attributable to AK Steel Holding Corporation				(74.6)			(74.6)
Change in unamortized performance shares		5.7					5.7
Change in unamortized stock options		2.0					2.0
Issuance of restricted stock, net		3.0					3.0
Issuance of restricted stock units		0.8					0.8
Change in unamortized restricted stock		1.6					1.6
Unrealized gain on marketable securities, net of tax					2.3		2.3
Stock options exercised		0.5					0.5
Tax provision from common stock compensation		(1.1)					(1.1)
Purchase of treasury stock			(11.4)				(11.4)
Derivative instrument hedges, net of tax					27.7		27.7
Foreign currency translation adjustment, net of tax					1.0		1.0
Pension and OPEB adjustment, net of tax					(22.7)		(22.7)
Common stock dividends				(22.0)			(22.0)
Non-controlling interest-Net income (loss)						(3.4)	(3.4)
Balance, December 31, 2009	$1.2	$1,911.4	$(162.2)	$(1,037.5)	$167.9	$(0.7)	$880.1

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2009, 2008 and 2007
(dollars in millions)

	2009	2008	2007
Net income (loss) attributable to AK Steel Holding Corporation	$(74.6)	$4.0	$387.7
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1.0	(4.0)	3.6
Derivative instrument hedges, mark to market:
Losses arising in period	(12.4)	(20.5)	(8.6)
Less: Reclassification of (gains) losses included in net income	40.1	(10.5)	8.9
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	2.3	(4.1)	—
Pension and OPEB adjustment	(22.7)	153.6	49.0
Comprehensive income (loss)	$(66.3)	$118.5	$440.6

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share amounts)

NOTE 1 - Summary of Significant Accounting Policies

Basis of Presentation: These financial statements consolidate the operations and accounts of AK Steel Holding Corporation (“AK Holding”), its 100%-owned subsidiary AK Steel Corporation (“AK Steel,” and together with AK Holding, the “Company”), all subsidiaries in which the Company has a controlling interest, and Middletown Coke Company, Inc. (“Middletown Coke”), which is a variable interest entity whose financial results are required to be consolidated with the results of the Company according to FASB Accounting Standards Codification (“ASC”) Topic 810, “Consolidation”.  The Company also operates European trading companies that buy and sell steel and steel products and other materials.

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

Costs of Products Sold:  Cost of products sold for the Company consists primarily of raw materials, energy costs and supplies consumed in the manufacturing process, manufacturing labor, contract labor and direct overhead expense necessary to manufacture the finished steel product as well as distribution and warehousing costs.  The Company’s proportionate share of the income (loss) of investments in associated companies that are accounted for under the equity method is also included in costs of products sold since these operations are integrated with the Company’s overall steelmaking operations.

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

Supplemental Disclosure of Cash Flow Information:
	2009	2008	2007
Cash paid (received) during the period for:
Interest (net of interest capitalized)	$49.7	$48.6	$79.3
Income taxes	(24.0)	57.1	39.1

Supplemental Cash Flow Information Regarding Non-Cash Investing and Financing Activities: The Company granted common stock to certain employees and/or restricted stock units to directors with values, net of cancellations, of $3.8, $5.5 and $4.6 in 2009, 2008 and 2007, respectively, under its restricted stock award programs (see Note 3).  The Company had open accounts payables and accruals at December 31, 2009, 2008 and 2007 of $16.8, $28.7 and $37.8, respectively, related to property, plant and equipment purchases.

Accounts Receivable: The allowance for doubtful accounts was $13.4 and $11.8 at December 31, 2009 and 2008, respectively.  The Company maintains an allowance for doubtful accounts as a reserve for the loss that would be incurred if a customer is unable to pay amounts due to the Company.  The Company determines this based on various factors, including the customer’s financial condition.

Inventories:  Inventories are valued at the lower of cost or market.  The cost of the majority of inventories is measured on the last in, first out (“LIFO”) method.  Other inventories are measured principally at average cost and consist mostly of foreign inventories and certain raw materials.

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in millions, except per share amounts)
	2009	2008
Inventories on LIFO:
Finished and semi-finished	$597.4	$850.8
Raw materials and supplies	205.5	496.0
Adjustment to state inventories at LIFO value	(405.2)	(822.4)
Total	397.7	524.4
Other inventories	19.0	42.4
Total inventories	$416.7	$566.8

During 2009, 2008 and 2007, liquidation of LIFO layers generated income of $96.8, $181.9 and $45.5, respectively.

Property, Plant and Equipment: Plant and equipment are depreciated under the straight-line method over their estimated lives.  Land improvements are depreciated over 20 years, leaseholds, over the life of the lease, buildings, over 40 years and machinery and equipment, over two to 20 years.  The estimated weighted average life of the Company’s machinery and equipment is 18.3 years.  The Company recognizes costs associated with major maintenance activities at its operating facilities in the period in which they occur.  The Company’s property, plant and equipment balances as of December 31, 2009 and 2008 are as follows:

	2009	2008
Land, land improvements and leaseholds	$149.3	$149.1
Buildings	366.2	366.0
Machinery and equipment	4,714.3	4,631.3
Construction in progress	155.3	135.7
Total	5,385.1	5,282.1
Less accumulated depreciation	(3,409.1)	(3,220.8)
Property, plant and equipment, net	$1,976.0	$2,061.3

The amount of interest on capital projects capitalized in 2009 and 2008 was $7.8 and $4.4, respectively.  The Company reviews the carrying value of long-lived assets to be held and used and long-lived assets to be disposed of when events and circumstances warrant such a review.  The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If the carrying value of a long-lived asset exceeds its fair value an impairment has occurred and a loss is recognized based on the amount by which the carrying value exceeds the fair market value less cost to dispose for assets to be sold or abandoned.  Fair market value is determined using quoted market prices, estimates based on prices of similar assets or anticipated cash flows discounted at a rate commensurate with risk.

Investments:  The Company has investments in associated companies that are accounted for under the equity method.  Because the operations of these companies are integrated with its basic steelmaking operations, the Company includes its proportionate share of the income of these associated companies in cost of products sold in the Company’s consolidated statements of operations.  Operating income includes income (loss) from equity companies of ($2.0), $2.5 and $7.4 in 2009, 2008 and 2007, respectively.

The Company received a cash payment of $42.7 in December 2007 resulting from the recapitalization of Combined Metals of Chicago L.L.C. (“Combined Metals”), a private stainless steel processing company in which it holds an equity interest.  The cash payment represents a $27.4 partial repayment of the $35.0 note receivable held by the Company and $15.3 for interest.  A pre-tax benefit of $12.5 in interest income was recorded in the fourth quarter of 2007.  The Company continues to have a 40% equity interest in Combined Metals.

The Company holds equity interests in companies that produce products or own processes that have a synergistic relationship with the Company’s products.  Each of these investments is subject to a review for impairment, if and when, circumstances indicate that a loss in value below its carrying amount is other than temporary.  Under these circumstances, the Company would write down the investment to its fair value, which would then become its new carrying amount.  No impairment was necessary based on the reviews conducted in 2009, 2008 and 2007.

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

Related Party Transactions: The Company regularly transacts business with its equity investees.  The following relates to the Company’s transactions with these unconsolidated subsidiaries for the years indicated:

	2009	2008	2007
Sales to equity investees	$14.1	$65.0	$59.9
Purchases from equity investees	14.0	21.6	21.0

	As of December 31,
	2009	2008
Accounts receivable from equity investees	$1.5	$1.5
Accounts payable to equity investees	0.9	2.4
Notes receivable from equity investees	7.6	7.6

Goodwill and Other Intangible Assets: As of December 31, 2009 and 2008, goodwill on the consolidated balance sheets was $37.1, related primarily to the Company’s tubular business.  Other intangible assets on the consolidated balance sheets was $0.2 and $0.3 at December 31, 2009 and 2008, respectively. Goodwill is reviewed for possible impairment at least annually.  Considering operating results and the estimated fair value of the business, the 2009 and 2008 annual reviews did not result in any goodwill impairment for the Company.

Pension and Other Postretirement Benefits: Under its method of accounting for pension and other postretirement benefit plans, the Company recognizes into income, as of the Company’s measurement date, any unrecognized actuarial net gains or losses that exceed 10% of the larger of projected benefit obligations or plan assets, defined as the “corridor”.  Prior to January 31, 2009, amounts inside this 10% corridor were amortized over the average remaining service life of active plan participants.  Beginning January 31, 2009, the date of the “lock and freeze” of a defined benefit pension plan covering all salaried employees, the actuarial gains and losses will be amortized over the plan participants’ life expectancy.  The Company adopted this method of accounting for pension and other postretirement benefit obligations as a result of its merger with Armco Inc. in 1999.  Actuarial net gains and losses occur when actual experience differs from any of the many assumptions used to value the plans.  Differences between the expected and actual returns on plan assets and changes in interest rates, which affect the discount rates used to value projected plan obligations, can have a significant impact on the calculation of pension net gains and losses from year to year.  For other postretirement benefit plans, increases in healthcare trend rates that outpace discount rates could cause unrecognized net losses to increase to the point that an outside-the-corridor charge would be necessary.  In 2008, the Company incurred a pre-tax pension corridor charge of $660.1 related to its pension obligations.  The corridor charge was due mainly to the negative investment performance of the related pension assets offset slightly by the gain in the obligation due to the increase in the discount rate.  The Company did not incur an other postretirement employee benefit corridor charge in 2008.  There were no corridor charges in 2009.

ASC Topic 715, “Compensation-Retirement Benefits” requires the Company to fully recognize and disclose an asset or liability for the overfunded or underfunded status of its benefit plans in its financial statements.  In the first quarter of 2008, the Company adopted the measurement date provisions of ASC Subparagraph 715-20-65-1.  As a result, the Company recorded a $12.0 pre-tax charge to retained earnings and a $7.4 pre-tax charge to accumulated other comprehensive income to reflect the two months’ amount of other postretirement net periodic benefit cost that had been delayed as the result of the October 31, 2007 measurement date.  In addition, the Company recorded a minimal charge to retained earnings and a $3.5 pre-tax increase to accumulated other comprehensive income to reflect the two months’ amount of pension net periodic benefit cost that had been delayed as the result of the October 31, 2007 measurement date.  These amounts were determined using the October 31, 2007 measurement date valuation.

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

Amounts recorded as income taxes reflect the provisions of ASC Topic 740, “Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes standards for the recognition and measurement of tax positions taken or expected to be taken on a tax return.

Earnings per Share: Reconciliation of numerators and denominators for basic and diluted EPS computations is as follows:

	2009	2008	2007
Net income (loss) attributable to AK Holding	$(74.6)	$4.0	$387.7
Less: Distributed earnings to common stockholders and holders of certain stock compensation awards	22.0	22.4	—
Undistributed earnings (losses)	$(96.6)	$(18.4)	$387.7

Common stockholders earnings – basic:
Distributed earnings to common stockholders	$21.8	$22.3	$—
Undistributed earnings (losses) to common stockholders	(96.0)	(18.3)	387.7
Common stockholders earnings (losses) – basic	$(74.2)	$4.0	$387.7

Common stockholders earnings – diluted:
Distributed earnings to common stockholders	$21.8	$22.3	$—
Undistributed earnings (losses) to common stockholders	(96.0)	(18.3)	387.7
Common stockholders earnings (losses) – diluted	$(74.2)	$4.0	$387.7

Common shares outstanding (weighted average in millions):
Common shares outstanding for basic earnings per share	109.0	111.4	110.8
Effect of dilutive stock-based compensation	—	0.3	1.1
Common shares outstanding for diluted earnings per share	109.0	111.7	111.9

Basic earnings per share:
Distributed earnings	$0.20	$0.20	$—
Undistributed earnings (losses)	(0.88)	(0.16)	3.50
Basic earnings (losses) per share	$(0.68)	$0.04	$3.50

Diluted earnings per share:
Distributed earnings	$0.20	$0.20	$—
Undistributed earnings (losses)	(0.88)	(0.16)	3.46
Diluted earnings (losses) per share	$(0.68)	$0.04	$3.46

Beginning in 2009, earnings per share (“EPS”) has been calculated utilizing the “two-class” method by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding during the period.  In applying the “two-class” method, undistributed earnings are allocated to both common shares and participating securities.   The restricted stock granted by AK Steel is entitled to dividends and meets the criteria of a participating security.

EPS for the year ended December 31, 2008 was recalculated using the two-class method.  The two class method did not change the diluted EPS or the basic EPS for this period.  There were no dividends for the year ended December 31, 2007, therefore EPS was not recalculated.

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in millions, except per share amounts)

At the end of each of the above years, the Company had outstanding stock options whose exercise or conversion could, under certain circumstances, further dilute earnings per share.  The shares of potentially issuable common stock that were not included in the above weighted average shares outstanding were 393,669 at December 31, 2009, 750 at December 31, 2008, and 10,000 at December 31, 2007.  To include them would have had an anti-dilutive effect on earnings per share for the years presented.

Share-Based Compensation:  Compensation costs related to all stock awards granted under the Company’s Stock Incentive Plan are charged against income during their vesting period.  In 2009, 2008, and 2007, the Company recognized compensation costs of $13.1, $11.7, and $9.3, respectively, under ASC Topic 718, “Compensation-Stock Compensation” for stock options, performance shares, restricted stock and restricted stock units.

Stock Ownership: On July 21, 2005, the Board of Directors of AK Holding, upon the joint recommendation of its Nominating and Governance Committee and its Management Development and Compensation Committee, adopted stock ownership guidelines for directors and executive officers of the Company.  The share ownership target for the Company’s President and Chief Executive Officer was established on July 21, 2005, the date the guidelines were adopted, and is expressed as a number of shares of the Company’s common stock equal in market value to three times his annual base salary as of that date. The share ownership target for the other executive officers also was established on July 21, 2005 and likewise is expressed as a number of shares of the Company’s common stock equal in market value to either one or one-and-one-half times the officer’s annual base salary as of that same date.  In each instance, once established, the share ownership target number remains static unless adjusted by the Management Development and Compensation Committee.  All existing executive officers currently are in compliance with their applicable stock ownership guidelines.  New executive officers will be expected to attain a specified minimum level of target ownership approved by the Board within a period of three years from the date he or she is first elected an executive officer of the Company.  The stock ownership guidelines applicable to Directors were changed effective October 16, 2008 as a result of the adoption by the Board of the use of restricted stock units rather than restricted stock for the equity portion of Directors’ compensation.  Under the new stock ownership guidelines for Directors, each Director is expected to hold at least 25% of the shares of the Company’s common stock issued to the Director pursuant to a restricted stock unit award until at least six months following the Director’s termination of service on the Board.

Research and Development Costs: The Company conducts a broad range of research and development activities aimed at improving existing products and manufacturing processes and developing new products and processes.  Research and development costs, which are recorded as expense when incurred, totaled $6.2, $8.1 and $8.0 in 2009, 2008 and 2007, respectively.

Concentrations of Credit Risk: The Company operates in a single business segment and is primarily a producer of carbon, stainless and electrical steels and steel products, which are sold to a number of markets, including automotive, industrial machinery and equipment, construction, power distribution and appliances.  The following presents net sales by product line:

	2009	2008	2007
Stainless and electrical	$1,736.2	$3,234.5	$3,074.9
Carbon	2,207.6	4,188.4	3,684.6
Tubular	131.7	221.4	243.4
Other, primarily conversion services	1.3	—	0.1
Total	$4,076.8	$7,644.3	$7,003.0

 The following sets forth the percentage of the Company’s net sales attributable to various markets:

	Years Ended December 31,
	2009	2008	2007
Automotive	36%	32%	40%
Infrastructure and Manufacturing (a)	31%	29%	26%
Distributors and Converters (a)	33%	39%	34%

(a)
Prior to 2008, the Company historically referred to these markets by somewhat different names.  In 2008, the names were updated to simplify them, but the nature of the product sales and customers included in each market was not changed.

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in millions, except per share amounts)

No customer accounted for more than 10% of net sales of the Company during 2009, 2008 or 2007.  The Company sells domestically to customers primarily in the Midwestern and Eastern United States and to foreign customers, primarily in Canada, Mexico, China and Western Europe.  Net sales to customers located outside the United States totaled $767.0, $1,267.9 and $925.1 for 2009, 2008 and 2007, respectively.  Approximately 29% and 28% of trade receivables outstanding at December 31, 2009 and 2008, respectively, are due from businesses associated with the U.S. automotive industry.  Except in a few situations where the risk warrants it, collateral is not required on trade receivables.  While the Company believes its recorded trade receivables will be collected, in the event of default the Company would follow normal collection procedures.

Union Contracts: At December 31, 2009, the Company’s operations included approximately 6,500 employees, of which approximately 4,900 are represented by labor unions under various contracts that currently will expire in the years 2010 through 2013.  The labor contract for approximately 100 hourly production and maintenance employees represented by United Steelworkers of America Local 1915 at the Walbridge, Ohio facility of AK Tube, LLC, a wholly-owned subsidiary of the Company, was scheduled to expire on January 25, 2009.  In January 2009, the members of that union ratified a new three-year labor agreement which will expire on January 22, 2012.  The labor contract for approximately 340 hourly employees represented by the United Autoworkers Local 3462 at the Company’s Coshocton, Ohio plant was scheduled to expire on March 31, 2010.  In December 2009, the members of that union ratified an extension of the existing contract through March 31, 2013.  An agreement with the United Steelworkers of America Local 1865, which represents approximately 750 hourly employees at the Company’s Ashland, Kentucky’s West Works is scheduled to expire on September 1, 2010.

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

Debt and equity securities are subject to a review for impairment if and when circumstances indicate that a loss in value is other than temporary.  Under these circumstances, the Company would write down a held-to-maturity security to its fair value, which would then become its new carrying amount or, in the case of an available-for-sale security, would record a realized loss to reduce the value from which unrealized gains or losses are computed.  At December 31, 2009, total unrealized losses on securities in an unrealized loss position, net of tax, were $1.6, and the Company does not believe those losses are other than temporary.

The carrying value of the Company’s financial instruments does not differ materially from their estimated fair value at the end of 2009 and 2008 with the exception of the Company’s long-term debt.  At December 31, 2009, the fair value of the Company’s long-term debt, including current maturities, was approximately $609.6.  The fair value estimate was based on financial market information available to management as of December 31, 2009.  Management is not aware of any significant factors that would materially alter this estimate since that date.  The fair value of the Company’s long-term debt, including current maturities, at December 31, 2008 was approximately $515.8.

The Company is a party to derivative instruments that are designated and qualify as hedges under ASC Topic 815, “Derivatives and Hedging”.  The Company may also enter into derivative instruments to which it does not apply hedge accounting treatment.  The Company’s objective in using these instruments is to protect its earnings and cash flows from fluctuations in the fair value of selected commodities and currencies.

In the ordinary course of business, the Company’s income and cash flows may be affected by fluctuations in the price of certain commodities used in its production processes.  The Company has implemented raw material and energy surcharges for its spot market customers and some of its contract customers.  For certain commodities where such exposure exists, the Company uses cash settled commodity price swaps, collars and purchase options, with a duration of up to three years, to hedge the price of a portion of its natural gas, nickel, aluminum and zinc requirements.  The Company designates the natural gas instruments as cash flow hedges and the effective portion of the changes in their fair value are recorded in other comprehensive income.  Subsequent gains and losses are recognized into cost of products sold in the same period as the underlying physical transaction.  The pre-tax net loss recognized in earnings during 2009 representing the component of the derivative instruments’ current effectiveness and excluded from the assessment of hedge effectiveness was $9.4 and was recorded in cost of products sold.  At December 31, 2009, currently valued outstanding commodity hedges would result in the reclassification into earnings of $1.3 in net-of-tax losses within the next twelve months.  At December 31, 2008, currently valued outstanding commodity hedges would have resulted in the reclassification into earnings of $24.9 in net-of-tax losses within the next twelve months.  The

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in millions, except per share amounts)

nickel, aluminum and zinc hedges are marked to market and recognized into cost of products sold with the offset recognized as current assets or accrued liabilities.  At December 31, 2009, other current assets, other non-current assets and accrued liabilities included $1.9, $0.1 and $5.8, respectively, for the fair value of these commodity hedges.

In addition, in the ordinary course of business, the Company is subject to risks associated with exchange rate fluctuations on monies received from its European subsidiaries and other customers invoiced in European currencies.  In order to mitigate this risk, the Company has entered into a series of agreements for the forward sale of euros at fixed dollar rates.  The forward contracts are entered into with durations of up to a year.  A typical contract is used as a cash flow hedge for the period from when an order is taken to when a sale is recognized, at which time it converts into a fair value hedge of a euro-denominated receivable.  The Company does not classify these hedges as derivatives for accounting purposes and the hedges are marked to market on a quarterly basis with the expense or income recorded in other income.  At December 31, 2009 and 2008, the Company had outstanding forward currency contracts with a total value of $23.3 and $26.7, respectively, for the sale of euros.

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

Curtailment Charges: There were no curtailment charges in 2009.  In 2008, the Company recognized a curtailment charge of $39.4 related to “locking and freezing” a defined benefit plan covering all salaried employees and replacing it with a fixed percent contribution to a defined contribution pension plan.   In 2007, the Company recognized a curtailment charge of $15.1 as a result of the new labor contract at the Company’s Mansfield Works and $24.7 as a result of the new labor contract at the Company’s Middletown Works.

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

New Accounting Pronouncements:  Certain amounts in prior year financial statements have been reclassified to reflect the reporting requirements of ASC Subparagraph 810-10-65-1, “Transition Related to FASB Statements No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51, and No. 164, Not-for-Profit Entities: Mergers and Acquisitions”.

ASC Topic 810, “Consolidation”, as amended, requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  This Statement is effective for fiscal years beginning on or after November 15, 2009.  The Company believes that this

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in millions, except per share amounts)

guidance does not alter the accounting treatment previously accorded to the consolidation of Middletown Coke and Vicksmetal/Armco Associates.

Earnings per share have been restated in prior periods in conformity with ASC Subparagraph 260-10-65-2, “Transition Related to FSP EITF 03-6-1”.

Effective with this Form 10-K, the Company has amended its disclosure relating to postretirement benefit plan assets in compliance with ASC Subparagraph 715-20-65-2, “Transition related to FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets”.  The disclosure includes discussion on:

• investment policies and strategies;
• categories of plan assets;
• fair value measurements of plan assets; and
• significant concentrations of risk.

No other new accounting pronouncement issued or effective during the 2009 fiscal year has had or is expected to have a material impact on the Company’s consolidated financial statements.

Comprehensive Income and Accumulated Other Comprehensive Income (Loss): Comprehensive income in the Statement of Comprehensive Income (Loss) is presented net of an approximate 38% tax rate.  The components of accumulated other comprehensive income (loss) at December 31 are as follows:

	2009	2008	2007
Foreign currency translation	$4.3	$3.3	$7.3
Derivative instrument hedges	(1.3)	(29.0)	2.0
Unrealized gain (loss) on investments	(1.6)	(3.9)	0.2
Employee benefit liability	166.5	189.2	38.3
Total	$167.9	$159.6	$47.8

NOTE 2 - Pension and Other Postretirement Benefits

The Company provides noncontributory pension and various healthcare and life insurance benefits to most employees and retirees.  The major pension plans are not fully funded and, based on current assumptions, the Company plans to contribute approximately $105.0 to the master pension trust during 2010.  Of this total, $75.0 was made in the first quarter of 2010, leaving approximately $30.0 to be made during the remainder of 2010.  The Company made $210.0 in contributions during 2009.  As of December 31, 2009, the Company expects approximately $152.1 in other postretirement benefit payments in 2010.  These payments will be offset by an estimate of $7.1 in Medicare Part D Employer Subsidy.  The schedules below include amounts calculated based on a benefit obligation and asset valuation measurement dates of December 31, 2009 and 2008, respectively.

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in millions, except per share amounts)

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Change in benefit obligations:
Benefit obligations at beginning of year	$3,517.5	$3,716.8	$981.5	$1,941.2
Adjustment due to change in measurement date	—	36.8	—	19.3
Service cost	3.7	8.1	4.0	4.4
Interest cost	207.7	212.9	55.2	72.5
Plan participants’ contributions	—	—	25.5	31.9
Actuarial loss (gain)	161.0	(53.7)	(13.9)	(74.8)
Amendments	(0.3)	10.2	—	(368.3)
Curtailments	—	(22.3)	—	—
Settlement	(0.1)	—	—	—
Contributions to Middletown retirees VEBA	—	—	(65.0)	(468.0)
Benefits paid	(394.7)	(391.3)	(110.7)	(176.7)
Benefit obligations at end of year	$3,494.8	$3,517.5	$876.6	$981.5
Change in plan assets:
Fair value of plan assets at beginning of year	$2,201.6	$2,939.1	$0.8	$23.7
Actual (loss) gain on plan assets	346.2	(573.0)	—	—
Employer contributions	217.1	226.8	85.4	121.9
Settlement	(0.1)	—	—	—
Plan participants’ contributions	—	—	25.5	31.9
Benefits paid	(394.7)	(391.3)	(110.7)	(176.7)
Fair value of plan assets at end of year	$2,370.1	$2,201.6	$1.0	$0.8
Funded status	$(1,124.7)	$(1,315.9)	$(875.6)	$(980.7)
Amounts recognized in the consolidated balance sheets as of December 31:
Current liabilities	$(4.7)	$(1.9)	$(139.4)	$(150.5)
Noncurrent liabilities	(1,120.0)	(1,314.0)	(736.2)	(830.2)
Net amount recognized	$(1,124.7)	$(1,315.9)	$(875.6)	$(980.7)

Amounts recognized in accumulated other comprehensive income as of December 31:
Actuarial loss	$317.1	$344.2	$(64.2)	$(53.7)
Prior service cost (credit)	16.1	19.4	(539.2)	(618.1)
Net amount recognized	$333.2	$363.6	$(603.4)	$(671.8)
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial (gain) loss	$(9.1)	$779.2	$(13.9)	$(97.0)
Recognized actuarial gain (loss)	(17.9)	(679.9)	3.4	(3.1)
Prior service cost (credit)	(0.3)	10.2	—	(368.2)
Recognized prior service (cost) credit	(3.0)	(44.0)	78.9	80.7
Total recognized in other comprehensive income (loss)	$(30.3)	$65.5	$68.4	$(387.6)

The accumulated benefit obligation for all defined benefit pension plans was $3,474.4 and $3,493.2 at December 31, 2009 and 2008, respectively.

The curtailment charge in 2008 resulted from a decision in 2008 to “lock and freeze”, as of January 31, 2009, the accruals for a defined benefit pension plan covering all salaried employees.  The accruals to the defined benefit pension plan have been replaced by a fixed percent contribution to a defined contribution pension plan.

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in millions, except per share amounts)

The following table presents estimated future benefit payments to beneficiaries:

	Pension Plans	Other Benefits (a)	Medicare Subsidy (a)
2010	$328.8	$87.1	$(7.1)
2011	310.9	83.9	(7.5)
2012	316.4	80.5	(6.2)
2013	312.8	77.1	(5.6)
2014	293.3	73.6	(5.6)
2015 through 2019	1,368.0	319.8	(26.2)
Total	$2,930.2	$722.0	$(58.2)

(a)
These figures reflect the benefit of the Settlement with the Middletown Works retirees (see Note 9), but exclude the two annual $65.0 payments required to be made by the Company in March of  2010 and 2011 related to that Settlement.

Year-end assumptions used to value current year assets and liabilities and determine subsequent year expenses are as follows:

	Pension Benefits			Other Benefits
	2009	2008	2007	2009	2008	2007
Discount rate	5.75%	6.25%	6.00%	5.50%	6.25%	6.00%
Expected return on plan assets	8.50%	8.50%	8.50%	(a)	(a)	(a)
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Subsequent year healthcare cost trend rate	—	—	—	8.00%	7.00%	8.00%
Ultimate healthcare cost trend rate	—	—	—	4.50%	4.50%	4.50%
Year ultimate healthcare cost trend rate begins	—	—	—	2014	2012	2012

(a)
Historically, the Company has only pre-funded Other Benefits to a limited extent.  To the extent there has been such pre-funding to date, the funding has been in a trust account on a relatively short-term basis and the assets have not been invested with the expectation of long-term investment returns.

For measurement purposes, healthcare costs are assumed to increase 8% during 2010, after which this rate decreases 1% per year until reaching the ultimate trend rate of 4.5% in 2014.

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

The following relates to pension plans with an accumulated benefit obligation in excess of plan assets.

	2009	2008
Projected benefit obligation	$3,494.8	$3,517.5
Accumulated benefit obligation	3,474.4	3,493.2
Fair value of plan assets	2,370.1	2,201.6

Pension and other postretirement benefit plan assets are invested in the master pension trust comprised primarily of investments in indexed and actively managed funds.  A fiduciary committee establishes the target asset mix and monitors asset performance.  The master pension trust’s projected long-term rate of return is determined by the AK Steel master pension trust asset allocation, which is based on the investment policy statement, and long-term capital market return assumptions provided by an investment manager for the master pension trust.

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in millions, except per share amounts)

The Company has developed an investment policy which takes into account the liquidity requirements, expected investment return, expected asset risk, as well as standard industry practices.  The target asset allocation for the plan assets is 60% equity, 38% fixed income, and 2% cash.   Equity exposure includes securities in domestic and international corporations.  The fixed income securities consist primarily of investment grade corporate bonds as well as U.S. Treasuries.  Additionally, the fixed income portfolio holds a small tactical allocation to high yield.

The master pension trust classifies its investments into Level 1, which refers to securities valued using the quoted prices from active markets for identical assets; Level 2, which refers to securities not traded on an active market but for which observable market inputs are readily available; and Level 3, which refers to securities valued based on significant unobservable inputs. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth by level within the fair value hierarchy a summary of the plan’s investments measured at fair value on recurring basis at December 31, 2009.

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Asset		Level 1	Level 2	Level 3	Total
Equities:
U.S. Equity Portfolio	(a)	$213.0	$693.3		$906.3
EAFE Equity Portfolio	(a)	153.1	158.4		311.5
Emerging Market Equity Portfolio	(a)		34.1		34.1
GTAA Equity Portfolio	(b)		143.1		143.1

Fixed Income Securities:
Investment Grade Corporate	(c)		517.1		517.1
U.S. Treasuries	(c)		58.7		58.7
GTAA Debt	(d)		238.7		238.7
International	(e)		8.0		8.0
High Yield	(f)		112.9		112.9

Other Types of Investments:
Private Equity Funds	(g)			$4.5	4.5

Cash		35.2			35.2
Total		$401.3	$1,964.3	$4.5	$2,370.1

(a) - Level 2 assets consists of common collective trusts which own securities within the Russell 3000 Index (U.S. Equity Portfolio), Morgan Stanley Capital International (“MSCI”) Europe, Australasia and Far East (“EAFE”) Index (EAFE Equity Portfolio) and MSCI Emerging Market Index (Emerging Market Equity Portfolio).
(b) - Level 2 Global Tactical Asset Allocation (“GTAA”) Equity Portfolio is a global asset class with investments in cash market securities (i.e., stocks and bonds), exchange-traded funds and Commodity Futures Trading Commissions (“CFTC”) approved futures, currency forwards and options.
(c) - Level 2 assets consist of common collective trusts which own U.S. Treasuries and U.S. Investment Grade Corporate bonds.
(d) - Level 2 GTAA Debt Portfolio is a global asset class with investments in cash market securities (i.e., stocks and bonds), exchange-traded funds, synthetic debt and equity, CFTC approved futures, currency forwards, options and certain swaps.
(e) - Level 2 International Bond Portfolio consists of common collective trusts which hold bonds of International Corporations.
(f) - Level 2 High Yield Portfolio consists of bonds of U.S. Corporate High Yield issuers.
(g) - Level 3 Private Equity Fund consists of several private equity funds with no remaining capital commitments.

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in millions, except per share amounts)

Level 3 assets activity for 2009 is as follows:

Level 3 Assets	Capital International Emerging Markets LP	TCW Venture Capital	Venture Capital Miscellaneous	Total
Beginning balance – January 1, 2009	$3.3	$2.4	$0.1	$5.8
Realized gains (losses)	0.4	(0.1)		0.3
Unrealized gains (losses)	0.4	0.9	0.1	1.4
Other – Income Fees		(0.1)		(0.1)
Distribution to master pension trust	(1.5)	(1.4)		(2.9)
Ending balance – December 31, 2009	$2.6	$1.7	$0.2	$4.5

The master pension trust’s projected long-term rate of return is determined by the AK Steel master pension trust asset allocation, which is based on the investment policy statement, and long-term capital market return assumptions provided by an investment manager for the master pension trust.

The fair value of other postretirement benefit assets was $1.0. These assets are invested strictly in a money market account at the plan’s trustee.

The plan assets contain no significant concentrations of risk related to the individual securities or industry sectors.

The components of net periodic benefit costs for the years 2009, 2008 and 2007 are as follows:

	Pension Benefits			Other Benefits
	2009	2008	2007	2009	2008	2007
Components of net periodic benefit cost:
Service cost	$3.7	$8.1	$10.2	$4.0	$4.4	$4.9
Interest cost	207.7	212.9	207.9	55.2	72.5	116.8
Expected return on plan assets	(180.8)	(241.7)	(232.4)	—	—	—
Amortization of prior service cost (credit)	3.0	3.8	4.1	(78.9)	(72.9)	(51.6)
Recognized net actuarial loss (gain):
Annual amortization	17.9	17.0	15.1	(3.4)	2.6	12.8
Corridor charge	—	660.1	—	—	—	—
Settlement/curtailment losses	—	39.4	39.8	—	—	—
Net periodic benefit cost	$51.5	$699.6	$44.7	$(23.1)	$6.6	$82.9

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $17.3 and $2.9, respectively.  The estimated net gain and prior service credit for the other postretirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $4.2 and $78.9, respectively.

The corridor charge was recorded to recognize net actuarial losses outside the 10% corridor under the Company’s method of accounting for pensions and other postretirement benefits as described in Note 1.

Assumed healthcare cost trend rates have a significant effect on the amounts reported for healthcare plans.  As of December 31, 2009, a one-percentage-point change in the assumed healthcare cost trend rates would have the following effects:

	One Percentage Point:
	Increase	Decrease
Effect on total service cost and interest cost components	$0.6	$(0.5)
Effect on postretirement benefit obligation	8.0	(7.2)

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in millions, except per share amounts)

The Company also contributes to several multiemployer pension plans.  The expense for these plans was $14.5 in 2009, $10.3 in 2008 and $7.7 in 2007.  Actual contributions to these plans for the same periods were $13.1, $11.0 and $7.2, respectively.  In addition to defined benefit pension plans, most employees are eligible to participate in various defined contribution plans.  Total expense related to these plans was $10.9 in 2009, $21.1 in 2008 and $23.2 in 2007.

In December 2003, the United States government enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”).  Among other provisions, the Medicare Act provides a federal subsidy to sponsors of retiree healthcare benefit plans that include a qualified prescription drug benefit.  The Company sponsors such a plan.  The Company recognized an increase in net periodic benefit credit of $1.0 in 2009 and a reduction in net periodic benefit costs related to these savings of approximately $37.2 and $15.7 in 2008 and 2007, respectively.

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

NOTE 3 - Share-based Compensation

The AK Steel Holding Corporation Stock Incentive Plan (the “SIP”) permits the granting of nonqualified stock option, restricted stock, performance share and restricted stock unit awards to directors, officers and key management employees of the Company.  These nonqualified option, restricted stock, performance share and restricted stock unit awards may be granted with respect to an aggregate maximum of 16 million shares through the period ending December 31, 2014.  The shares that are issued as the result of these grants are newly issued shares. The exercise price of each option may not be less than the market price of the Company’s common stock on the date of the grant.  Stock options have a maximum term of ten years and may not be exercised earlier than six months following the date of grant or such other term as may be specified in the award agreement.  Stock options granted to officers and key managers vest and become exercisable in three equal installments on the first, second and third anniversary of the grant date.  Stock options granted to directors vest and become exercisable after one year.  On July 16, 2009, however, the Board of AK Holding, upon the recommendation of its outside compensation consultant, approved a change to the Director compensation program which replaces the grants of stock options, which non-employee Directors previously received upon election to the Board and at five-year intervals thereafter, with ongoing quarterly awards of restricted stock units (“RSUs”) in the total annualized amount of thirty five thousand dollars.  This change is prospective and will not affect the vesting of stock options granted prior to July 16, 2009.  Performance shares vest after a three-year period.  The total number of performance shares issued will be based on the Company’s share performance compared to a prescribed compounded annual growth rate and the total share return compared to Standard and Poor’s MidCap 400 index.  Restricted stock awards granted to officers and key managers on or prior to December 31, 2006, that are

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in millions, except per share amounts)

not yet fully vested were awarded on terms pursuant to which 25% of the shares covered by a restricted stock award vest two years after the date of the award and an additional 25% vest on the third, fourth and fifth anniversaries of the date of the award.  Restricted stock awards granted to officers and key managers after December 31, 2006 will vest ratably on the first, second and third anniversaries of the grant.  Until October 16, 2008, directors were granted restricted stock as the equity component of their compensation.  On October 16, 2008, the Board of Directors amended the SIP to allow RSUs to be granted to non-employee Directors in lieu of restricted shares of common stock as the equity component of a Director’s compensation.  In addition, the Board of Directors permitted each Director a one-time election to convert all of his or her existing restricted stock to RSUs.  To the extent not so converted, restricted stock issued to a Director prior to October 16, 2008 vests at the end of the Director’s full tenure on the Board.  New grants of RSUs vest immediately upon grant, but are not settled (i.e., paid out) until one year after the date of the grant, unless deferred settlement is elected as described below.  RSUs resulting from converted restricted stock vested and were settled as of the date of the 2009 Annual Meeting of AK Holding’s stockholders, subject also to a deferred settlement election.  Directors have the option to defer settlement of their RSUs until six months following the date they complete their full tenure on the Board due to attainment of mandatory retirement age, the election by the stockholders of a replacement Director, or the Director’s death or disability.  If a Director elects this deferral option, he or she also may elect to take distribution of the shares upon settlement in a single distribution or in annual installments not to exceed fifteen years.

The Company uses the Black-Scholes option valuation model to value the nonqualified stock options which is consistent with the provisions of ASC Topic 718, “Compensation-Stock Compensation”. Historical data regarding stock option exercise behaviors was used to estimate the expected life of options granted based on the period of time that options granted are expected to be outstanding.  The risk-free interest rate is based on the Daily Treasury Yield Curve published by the U.S. Treasury on the date of grant.  The expected volatility is determined by using a blend of historical and implied volatility.  For grants in 2007, there was no assumption regarding the expected dividend yield since the Company did not distribute dividends in the five years prior due to restrictions under the Company’s senior debt financial covenants.  The Company began paying dividends in 2008 and the assumptions for grants in 2008 and 2009 included an expected dividend yield.  On January 25, 2010, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock payable on March 10, 2010, to shareholders of record on February 12, 2010.  Assumptions for grants in 2010 will include the dividend declared in 2010.

The Company’s calculation of fair value of the options is estimated on the grant date using a Black-Scholes option pricing model with the following weighted average assumptions:

	2009	2008	2007
Expected volatility	81.1% – 90.8%	52.4% – 70.7%	45.0% – 48.8%
Weighted-average volatility	82.6%	55.6%	46.8%
Expected term (in years)	2.80 – 6.33	2.90 – 7.30	2.90 – 7.30
Risk-free interest rate	1.05% – 1.84%	1.86% – 3.31%	4.50% – 4.91%
Dividend yield	2.19%	0.56%	n/a

The performance shares were valued using the Monte Carlo simulation method.  This method is consistent with the provisions of ASC Topic 718.  The weighted-average risk-free rate of return for performance shares used is presented below:

	2009	2008	2007

Company	1.10%	2.45%	4.80%
S&P 400 Midcap Index	1.10%	2.87%	4.71%

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in millions, except per share amounts)

A summary of option activity under the SIP as of December 31, 2009, and changes during the year ended is presented below:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2008	751,313	$17.12
Granted	366,366	9.16
Exercised	(41,715)	12.15
Forfeited or expired	(31,793)	16.71
Outstanding at December 31, 2009	1,044,171	$14.54	7.2 yrs	$4.2
Options expected to vest at December 31, 2009	480,306	$14.35	8.4 yrs	$2.1
Options exercisable at December 31, 2009	538,586	$14.72	6.0 yrs	$1.9

The weighted average fair value per share of options granted during 2009, 2008 and 2007 were $5.08, $17.43 and $8.32, respectively.  The total intrinsic value of options exercised during the 2009, 2008 and 2007 were $0.3, $26.1 and $17.3, respectively.

Stock-based compensation expense recognized under ASC Topic 718 in the consolidated statement of operations for stock options for fiscal years 2009, 2008 and 2007 was $2.0, $1.9 and $1.9, respectively.  The expense for performance shares for fiscal years 2009, 2008 and 2007 was $5.7, $5.1 and $3.2, respectively.

The following table summarizes information about stock options outstanding at December 31, 2009:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$3.05	to	$9.19	234,083	5.5 yrs.	$7.49	212,833	$7.41
$9.20	to	$13.64	344,184	8.7 yrs.	9.28	9,943	11.61
$13.65	to	$16.65	112,235	5.7 yrs.	14.77	112,235	14.77
$16.66	to	$18.07	221,419	6.9 yrs.	16.76	145,666	16.77
$18.08	to	$68.47	132,250	7.8 yrs.	36.76	57,909	36.84

During 2009, 2008 and 2007, the Company issued to certain employees 418,659, 149,819 and 265,823 shares of common stock, subject to restrictions, with weighted average grant-date fair values of $9.17, $36.84 and $17.69 per share, respectively.  During 2009, 2008 and 2007, 543,089, 178,500 and 371,500 performance shares were issued, respectively.

The pre-tax expense associated with share-based compensation for options and performance shares for 2009, 2008 and 2007 is $7.7, $7.0 and $5.1, respectively.  The share-based compensation expense resulted in a decrease in net income in 2009, 2008 and 2007 of $4.8, $4.5 and $3.3, respectively, and a reduction in basic and diluted earnings per share in 2009, 2008 and 2007 of $0.04, $0.04 and $0.03 per share, respectively.  The share-based compensation expense taken includes expense for both nonqualified stock options and performance shares granted from the SIP.

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in millions, except per share amounts)

A summary of the activity associated with non-vested restricted stock awards under the SIP during the year ended December 31, 2009 is presented below:
Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2008	598,508	$17.64
Granted	418,659	9.17
Vested	(281,120)	15.85
Converted to restricted stock units	(53,521)	14.85
Outstanding at December 31, 2009	682,526	$13.40

Stock compensation expense related to restricted stock awards granted under the Company’s SIP for 2009, 2008 and 2007 was $4.6 ($2.9 after tax), $4.7 ($3.0 after tax) and $4.2 ($2.7 after tax), respectively.  Stock compensation expense related to restricted stock units awarded to directors was $0.8 during 2009, the first year that restricted stock units were granted.

As of December 31, 2009, there were $4.3 of total unrecognized compensation costs related to non-vested share-based compensation awards granted under the SIP, which costs are expected to be recognized over a weighted average period of 1.5 years.  The total fair value of shares vested during the years ended December 31, 2009, 2008 and 2007 was $4.5, $3.9 and $2.9, respectively.

NOTE 4 - Income Taxes

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

The United States and foreign components of income (loss) before income taxes consist of the following:

	2009	2008	2007
United States	$(94.7)	$(28.2)	$572.2
Foreign	(3.3)	21.8	19.8
Total	$(98.0)	$(6.4)	$592.0

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2009 and 2008 are as follows:

	2009	2008
Deferred tax assets:
Net operating loss and tax credit carryforwards	$192.5	$102.8
Postretirement benefit reserves	365.0	410.5
Pension reserves	422.8	423.9
Other reserves	89.1	140.5
Inventories	128.7	208.4
Valuation allowance	(18.4)	(16.9)
Total deferred assets	1,179.7	1,269.2
Deferred tax liabilities:
Depreciable assets	(441.1)	(477.1)
Total deferred liabilities	(441.1)	(477.1)
Net asset	$738.6	$792.1

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in millions, except per share amounts)

The deferred taxes outlined above include the income tax impact of temporary differences.  Temporary differences represent the cumulative taxable or deductible amounts recorded in the consolidated financial statements in different years than recognized in the tax returns.  The postretirement benefit difference includes amounts expensed in the consolidated financial statements for healthcare, life insurance and other postretirement benefits, which become deductible in the tax return upon payment or funding in qualified trusts.  Other temporary differences represent principally various expenses accrued for financial reporting purposes which are not deductible for tax reporting purposes until paid.  The inventory difference relates primarily to differences in the LIFO reserve and tax overhead capitalized in excess of book amounts.  The depreciable assets temporary difference represents generally tax depreciation in excess of financial statement depreciation.

At December 31, 2009, the Company had $406.6 in federal regular net operating loss carryforwards, and $464.1 in federal Alternative Minimum Tax (“AMT”) net operating loss carryforwards which will expire beginning in 2028.  At December 31, 2009, the Company had unused AMT credit carryforwards of $16.7 and research and development (“R&D”) credit carryforwards of $1.5, which may be used to offset future regular income tax liabilities.  These unused AMT credits can be carried forward indefinitely and the R&D credits can be carried forward 20 years.

At December 31, 2009, the Company had $32.0 in deferred tax assets for state net operating loss carryforwards and tax credit carryforwards, which will expire between 2015 and 2029 and are subject to a valuation allowance of $18.4.

In 2009, Pennsylvania enacted new tax legislation.  As a result, in accordance with ASC Topic 740, the Company was required to recognize a non-cash tax charge of $5.1 as part of its income tax provision.  This non-cash tax charge represents the net decrease in the value of the Company’s state deferred tax assets attributable to lower future effective state income tax rates resulting from the law change.  There were no state tax law changes in 2008.  In 2007, Michigan, New York, Maryland and Texas enacted new tax legislation.  As a result, in accordance with ASC Topic 740, the Company was required to recognize a non-cash tax credit of $11.4 as part of its income tax provision.

Significant components of the provision (benefit) for income taxes are as follows:

	2009	2008	2007
Current:
Federal	$(44.1)	$(3.4)	$51.8
State	0.9	(5.5)	12.4
Foreign	0.3	6.1	6.3
Deferred:
Federal	14.6	(13.9)	135.4
State	8.3	5.8	(2.3)
Total tax provision (benefit)	$(20.0)	$(10.9)	$203.6

The reconciliation of income tax on continuing operations computed at the U.S. federal statutory tax rates to actual income tax expense (benefit) is as follows:

	2009	2008	2007
Income (loss) at statutory rate	$(34.3)	$(2.2)	$207.2
State and foreign tax expense, net of federal tax	6.0	0.9	19.3
Effect of state law changes on deferred tax assets, net of federal tax	5.1	—	(11.4)
Decrease in federal deferred tax asset valuation allowance	—	—	(5.2)
Expired net operating loss carryovers	—	—	5.2
Medicare Part D Drug Reimbursement	(0.4)	(13.0)	(5.5)
Other permanent differences	3.6	3.4	(6.0)
Total tax expense (benefit)	$(20.0)	$(10.9)	$203.6

The Internal Revenue Service (“IRS”) has concluded its examination of federal income tax returns filed for the years through 2006.  In addition, in the normal course of business, the state and local tax returns of the Company and its subsidiaries are routinely subjected to examination by various taxing jurisdictions.  The Company has established appropriate income tax reserves, as mentioned below, and believes that the outcomes of future federal examinations as well as ongoing and future state and local examinations will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

The Company has undistributed earnings of foreign subsidiaries of approximately $14.1 at December 31, 2009. Deferred taxes have not been provided on these earnings since the balance is considered to be permanently invested in

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in millions, except per share amounts)

the Company’s foreign subsidiaries.  If such undistributed earnings were repatriated, it is estimated that the additional tax expense to be provided would be approximately $4.9.

Amounts recorded as income taxes reflect the provisions of ASC Topic 740 which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes standards for the recognition and measurement of tax positions taken or expected to be taken on a tax return.

The Company adopted the provisions of ASC Topic 740 on January 1, 2007.  The total amount of unrecognized tax benefits as of the date of adoption was $34.6.  As a result of the adoption of ASC Topic 740 the Company recorded $30.8 of unrecognized tax benefits.  The implementation of ASC Topic 740 resulted in an unfavorable impact to retained earnings of $6.7.  As of the date of adoption, the balance of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $6.2, of which $3.0 was added as a result of the implementation of ASC Topic 740.

A reconciliation of the change in unrecognized tax benefits for 2009 and 2008 is presented below:

	2009	2008
Balance at January 1	$49.1	$50.9
Increases/(decreases) for prior year tax positions	(0.2)	(1.7)
Increases/(decreases) for current year tax positions	—	(0.1)
Increases/(decreases) related to settlements	(1.3)	—
Increases/(decreases) related to statute lapse	(1.6)	—
Balance at December 31	$46.0	$49.1

The balance of unrecognized tax benefits at December 31, 2009 and December 31, 2008 was $46.0 and $49.1, respectively.  Included in the balance of unrecognized tax benefits at December 31, 2009, are $37.0 of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2009, are $9.0 of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.  For the year ended December 31, 2009, the unrecognized tax benefits related to tax positions taken in prior years decreased by $0.2 related to the filing of the 2008 income tax returns.  Within the $0.2 decrease are certain items that would impact the effective tax rate by $1.9.  The Company recorded a decrease of $1.3 to unrecognized tax benefits related to tax issues that were resolved in 2009 with a $1.0 benefit to the effective tax rate. Also in 2009, the Company recorded a decrease of $1.6 to unrecognized tax benefits with a $1.0 benefit to the effective tax rate related to the lapse of state statutes of limitation for prior year tax issues.  Included in the balance of unrecognized tax benefits at December 31, 2008, were $35.4 of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2008, were $13.7 of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

The Company recognizes interest and penalties accrued related to uncertain tax positions as a component of the income tax expense.  Accrued interest and penalties are included in the related tax liability line in the consolidated balance sheet.  The balance of interest and penalties at December 31, 2008 was $7.3.  The Company had a net release of interest and penalties of $3.0 during 2009, and in total, as of December 31, 2009, had recognized a liability for interest of $4.1 and penalties of $0.2.  The Company accrued additional interest of $2.4 during 2008, and in total as of December 31, 2008, had recognized a liability for interest of $5.2 and penalties of $2.1.  Upon adoption of ASC Topic 740 in January 2007, the Company had total accrued interest and penalties of $5.5 and at December 31, 2007 the balance of interest and penalties was $4.9.  The Company accrued additional interest of $0.1 and reduced its penalty accrual by $0.7 during 2007, and in total as of December 31, 2007, had recognized a liability for interest of $2.8 and penalties of $2.1.

Certain tax positions exist for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change within twelve months of December 31, 2009.  The Company estimates that the lapse of state statutes of limitation for prior year tax issues will reduce related unrecognized tax benefits within the next twelve months by approximately $1.3.

The Company is subject to taxation by the United States and by various state and foreign jurisdictions.  In 2009, the Internal Revenue Service completed its examination of the Company’s 2006 tax year.  With a few exceptions, the Company is no longer subject to federal, state, local or foreign examinations by tax authorities for years before 2006.  Net operating losses carried forward from prior years are subject to examination by tax authorities.

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in millions, except per share amounts)

NOTE 5 - Long-Term Debt and Other Financing

At December 31, 2009 and 2008, the Company’s long-term debt balances were as follows:

	2009	2008
7 3/4% Senior Notes Due June 2012	504.0	530.4
Tax Exempt Financing Due 2010 through 2029 (variable rates of 0.25% to 4.0% in 2009)	103.0	103.7
Unamortized discount	(0.5)	(0.8)
Total debt	$606.5	$633.3

During the fourth quarter of 2008, the Company repurchased $19.6 of the $550.0 original par value of the Company’s 7 3/4% senior notes due in 2012 with cash payments totaling $14.2.  In connection with the 2008 repurchases, the Company incurred non-cash, pre-tax gains of approximately $5.4 in 2008.  During 2009, the Company repurchased an additional $26.4 of those senior notes, with cash payments totaling $22.8.  In connection with the 2009 repurchases, the Company incurred non-cash, pre-tax gains of approximately $3.6 in 2009.  The repurchases were funded from the Company’s existing cash balances.

At December 31, 2009, the maturities of long-term debt (excluding unamortized discount) are as follows:

2010	0.7
2011	0.7
2012	504.8
2013	0.7
2014	0.7
2015 and thereafter	99.4
Total maturities	$607.0

At December 31, 2009, the Company had $600.4 of availability under the Company’s $850.0 five-year revolving credit facility.  At December 31, 2009, there were no outstanding borrowings under the credit facility; however, availability was reduced by $136.9 due to outstanding letters of credit.  The Company’s obligation under its credit facility is secured by its inventory and accounts receivable.  Thus, availability also may be reduced by a decline in the level of eligible collateral, which can fluctuate monthly under the terms of the credit facility.  The Company’s eligible collateral, after application of applicable advance rates, totaled $737.3 as of December 31, 2009.  The Company has no significant scheduled debt payments due until June 2012 when its 7 3/4% senior notes are due.  In addition, the Company’s credit facility expires in February 2012.

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

The indentures governing the Company’s 7 3/4% senior notes due in 2012, as well as the agreement governing its revolving credit facility, contain restrictions and covenants that can limit the Company’s financial flexibility.  The senior note indentures include restrictive covenants regarding sale/leaseback transactions, transactions by subsidiaries and with affiliates, the use of proceeds from asset sales and some investments, and the maintenance of a minimum interest coverage ratio of 2.5 to 1.  At December 31, 2009, the ratio fell below the 2.5 to 1 incurrence test.  Because of the Company’s current cash and liquidity position, however, it does not expect the restriction imposed by its noncompliance with this covenant to have a materially adverse effect on the Company or its operations.  This number is calculated by dividing the interest expense, including capitalized interest and fees on letters of credit, into EBITDA which is defined as (i) income before interest, income taxes, depreciation, amortization of intangible assets and restricted stock, extraordinary items and purchase accounting and asset distributions, (ii) adjusted for income before income taxes for discontinued operations, and (iii) reduced for the charges related to impairment of goodwill and OPEB corridor charges.  These corridor charges are then amortized over a 10-year period for this calculation.  In addition, there is a limitation on restricted payments, which consist primarily of dividends and share repurchases, to $25.0 plus 50% of cumulative net income (or minus 100% of cumulative net loss) from April 1, 2002.  The

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in millions, except per share amounts)

Company’s $850.0 five-year revolving credit facility secured by the Company’s product inventory and accounts receivable contains restrictions on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliate transactions.  In addition, the facility requires maintenance of a minimum fixed charge coverage ratio of 1 to 1 if availability is less than $125.0.

In 1997, in conjunction with construction of Rockport Works, the Spencer County (IN) Redevelopment District (the “District”) issued $23.0 in taxable tax increment revenue bonds.  Proceeds from the bond issue were used by the Company for the acquisition of land and site improvements at the facility.  The source of the District’s scheduled principal and interest payments through maturity in 2017 is a designated portion of the Company’s real and personal property tax payments.  The Company is obligated to pay any deficiency in the event its annual tax payments are insufficient to enable the District to make principal and interest payments when due.  In 2009, the Company made deficiency payments totaling $3.6.  At December 31, 2009, the remaining semiannual payments of principal and interest due through the year 2017 total $50.7.  The Company includes potential payments due in the coming year under this agreement in its annual property tax accrual.

NOTE 6 - Operating Leases

Rental expense in net income was $23.1, $27.5 and $31.2 for 2009, 2008 and 2007, respectively.

At December 31, 2009, obligations to make future minimum lease payments were as follows:

2010	$5.1
2011	4.6
2012	3.8
2013	3.6
2014	3.6
2015 and thereafter	14.8

The Company is leasing its corporate headquarters building in West Chester, Ohio, having moved into the building in August 2007.  The initial term of the lease for the building is twelve years, with two five-year options to extend the lease.

In late 2008, the Company entered into a ten-year operating lease with Infinity Rail for a fleet of privately-owned slab carrier railcars to enable the transportation of slabs directly from Butler Works to Middletown Works.

NOTE 7 - Stockholders’ Equity

Preferred Stock:  There are 25,000,000 shares authorized; no shares are issued or outstanding.

Common Stock:  The holders of common stock are entitled to receive dividends when and as declared by the Board of Directors out of funds legally available for distribution.  The holders have one vote per share in respect of all matters and are not entitled to preemptive rights.

Dividends:  The payment of cash dividends is subject to a restrictive covenant contained in the instruments governing the Company’s outstanding senior debt.  The covenant allows the payment of dividends, if declared by the Board of Directors, and the redemption or purchase of shares of its outstanding capital stock, subject to a formula that reflects cumulative net earnings.  During the period from 2001 to the third quarter of 2007, the Company was not permitted under the formula to pay a cash dividend on its common stock as a result of cumulative losses recorded before and during that period.  During the third quarter 2007, the cumulative losses calculated under the formula were eliminated due to the improved financial performance of the Company.  Accordingly, since that time, a cash dividend has been permissible under the senior debt covenants.  Restrictive covenants also are contained in the instruments governing the Company’s $850.0 asset-based revolving credit facility.  Under the credit facility covenants, dividends are not restricted unless availability falls below $150.0, at which point dividends would be limited to $12.0 annually.  Currently, the availability under the credit facility significantly exceeds $150.0.  Accordingly, there currently are no covenant restrictions on the Company’s ability to declare and pay a dividend to its shareholders.  In the first quarter of 2008, the Company declared and paid a quarterly common stock dividend of $0.05 per share.  Common stock dividends of $0.05 per share were declared and paid quarterly thereafter.  On January 25, 2010, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock, payable on March 10, 2010, to shareholders of record on February 12, 2010.

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in millions, except per share amounts)

Stockholder Repurchase Plan:  On October 21, 2008, the Company announced that its Board of Directors had authorized the Company to repurchase, from time to time, up to $150.0 of its outstanding common stock shares.  During the first quarter of 2009, the Company expended $10.0 to purchase 1,624,700 shares of its common stock. During the fourth quarter of 2008, the Company expended $14.4 to purchase 1,650,801 shares of its common stock pursuant to this authorization.

NOTE 8 - Commitments

The principal raw materials required for the Company’s steel manufacturing operations are iron ore, coal, coke, chrome, nickel, silicon, manganese, zinc, limestone, and carbon and stainless steel scrap.  The Company also uses large volumes of natural gas, electricity and oxygen in its steel manufacturing operations.  In addition, the Company historically has purchased approximately 500,000 to 700,000 tons annually of carbon steel slabs from other steel producers to supplement the production from its own steelmaking facilities, though it did not do so in 2009 because of substantially reduced demand for the Company’s products.  The Company makes most of its purchases of coal, iron ore, coke and oxygen at negotiated prices under annual and multi-year agreements.  The Company typically makes purchases of carbon steel slabs, carbon and stainless steel scrap, natural gas, a majority of its electricity, and other raw materials at prevailing market prices, which are subject to price fluctuations in accordance with supply and demand.  The Company enters into financial instruments designated as hedges with respect to some purchases of natural gas and certain raw materials, the prices of which may be subject to volatile fluctuations.  In 2009, the Company experienced a significant decline in raw material and energy costs, primarily carbon scrap, nickel and natural gas.

 To the extent that multi-year contracts are available in the marketplace, the Company has used such contracts to secure adequate sources of supply to satisfy other key raw materials needs for the next three to five years.  Where multi-year contracts are not available, the Company continues to seek to secure the remainder of its raw materials needs through annual contracts or spot purchases.  The Company also continues to attempt to reduce the risk of future supply shortages by considering equity investments with respect to certain raw materials and by evaluating alternative sources and substitute materials.

The Company currently believes that it either has or will be able to secure adequate sources of supply for its raw material and energy requirements for 2010.  As a result, however, of lower than normal year-end inventories in 2009, and increased demand beyond the Company’s initial projections for 2010, the Company still needs to secure additional volumes of some raw materials, principally iron ore, for 2010.  Based on current reduced demand for most raw materials, the Company does not anticipate major shortages in the market unless substantial supply capacity is taken out of the market.  The potential exists, however, for production disruptions due to shortages of raw materials in the future.  If such a disruption were to occur, it could have a material impact on the Company’s financial condition, operations and cash flows.

The Company produces most of the coke it consumes in its blast furnaces, but has been purchasing approximately 350,000 net tons annually from a third party pursuant to a ten-year supply contract (the “Shenango Coke Contract”) which expired on December 31, 2009.  In anticipation of the expiration of the Shenango Coke Contract, the Company entered into a long-term agreement with Haverhill North Coke Company (“SunCoke Haverhill”), an affiliate of SunCoke Energy, Inc. (“SunCoke”), to provide the Company with metallurgical-grade coke from the SunCoke Haverhill facility in southern Ohio.  Under the agreement, SunCoke Haverhill provides AK Steel with up to 550,000 tons of coke annually.  The Company will also benefit under the agreement from electricity co-generated from the heat recovery coke battery.  This is in addition to the previously announced project with Middletown Coke Company, Inc., another SunCoke affiliate (“Middletown  Coke”), to construct a new state-of-the-art, environmentally friendly heat-recovery coke battery contiguous to the Company’s Middletown Works which will be capable of producing 550,000 net tons of metallurgical grade coke annually.  Under the terms of the agreements with Middletown Coke, in the event specific contingencies fail to be satisfied, including the issuance of certain material permits and approvals related to the project, the Company would be required to incur costs of up to approximately $73.3.  This amount includes costs related to real property acquisition and development and the purchase of certain long lead-time equipment and related items made to expedite the facility’s construction timeline.  If such contingencies fail to be satisfied, Middletown Coke and the Company would either attempt to re-sell such equipment and related items to decrease the total costs incurred by the Company, or the Company would use all or a portion of the equipment and related items at a future date in connection with a different project.  It is likely that the Company will need the production from both SunCoke facilities due to reduced production available from, and uncertainties with respect to, the Company’s Ashland, Kentucky coke batteries as a result of environmental issues.  To the extent the two SunCoke facilities, combined with the Company’s existing coke batteries in Ashland, Kentucky and Middletown, Ohio, provide more coke than the Company needs for its steel production, the Company anticipates that it will be able to sell any excess coke in the merchant coke market.

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in millions, except per share amounts)

The Company enters into derivative transactions in the ordinary course of business to hedge the price of natural gas and certain raw materials.  As of December 31, 2009, the consolidated balance sheets included other current assets of $1.9, other non-current assets of $0.1 and accrued liabilities of $5.8 for the fair value of these derivatives.  Changes in the prices paid for the related commodities are expected to offset the effect on cash of settling these amounts.

At December 31, 2009, commitments for future capital investments totaled approximately $7.3, all of which will be funded in 2010.

NOTE 9 - Environmental and Legal Contingencies

Environmental Contingencies:  Domestic steel producers, including AK Steel, are subject to stringent federal, state and local laws and regulations relating to the protection of human health and the environment.  Over the past three years, the Company has expended the following for environmental-related capital investments and environmental compliance:

	Years Ended December 31,
	2009	2008	2007
Environmental-related capital investments	$1.0	$1.8	$2.4
Environmental compliance costs	106.6	126.5	122.8

AK Steel and its predecessors have been conducting steel manufacturing and related operations since the year 1900.  Although the Company believes its operating practices have been consistent with prevailing industry standards during this time, hazardous materials may have been released in the past at one or more operating sites or third party sites, including operating sites that the Company no longer owns.  The Company has estimated potential remediation expenditures for those sites where future remediation efforts are probable based on identified conditions, regulatory requirements or contractual obligations arising from the sale of a business or facility.  At December 31, 2009, the Company had recorded $17.0 in accrued liabilities and $40.6 in other non-current liabilities on its consolidated balance sheets for estimated probable costs relating to environmental matters.  The comparable balances recorded by the Company at December 31, 2008 were $16.5 in accrued liabilities and $40.8 in other non-current liabilities.  In general, the material components of these accruals include the costs associated with investigations, delineations, risk assessments, remedial work, governmental response and oversight costs, site monitoring, and preparation of reports to the appropriate environmental agencies.  The ultimate costs to the Company with respect to each site cannot be predicted with certainty because of the evolving nature of the investigation and remediation process.  Rather, to develop the estimates of the probable costs, the Company must make certain assumptions.

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

Environmental compliance costs decreased in 2009 from 2008 due primarily to the three-month outage at the Middletown Works blast furnace and reduction in steam costs because of lower natural gas costs at all plants.  Except as expressly noted below, management does not currently anticipate any material impact on the Company’s recurring operating costs or future profitability as a result of its compliance with current environmental regulations.  Moreover, because all domestic steel producers operate under the same set of federal environmental regulations, management believes that the Company is not disadvantaged relative to its domestic competitors by its need to comply with these regulations.  As noted above, some foreign competitors may benefit from less stringent environmental requirements in the countries in which they produce, resulting in lower compliance costs and providing those foreign competitors with a cost advantage on their products.

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

As previously reported, on July 27, 2001, AK Steel received a Special Notice Letter from the EPA requesting that AK Steel agree to conduct a Remedial Investigation/Feasibility Study (“RI/FS”) and enter into an administrative order on consent pursuant to Section 122 of CERCLA regarding the former Hamilton Plant located in New Miami, Ohio.  The Hamilton Plant ceased operations in 1990, and all of its former structures have been demolished and removed.  Although AK Steel did not believe that a site-wide RI/FS was necessary or appropriate, in April 2002, it entered into a mutually agreed-upon administrative order on consent to perform such an investigation and study of the Hamilton Plant site.  The site-wide investigation portion of the RI/FS has been submitted.  The study portion is projected to be completed in 2010 pending approval of the investigation results.  AK Steel currently has accrued $0.7 for the remaining cost of the RI/FS.  Until the RI/FS is completed, AK Steel cannot reliably estimate the additional costs, if any, associated with any potentially required remediation of the site or the timeframe during which these potential costs would be incurred.

On September 30, 1998, AK Steel’s predecessor, Armco, Inc., received an order from the EPA under Section 3013 of RCRA requiring it to develop a plan for investigation of eight areas of Mansfield Works that allegedly could be sources of contamination.  A site investigation began in November 2000 and is continuing.  AK Steel cannot reliably estimate at this time how long it will take to complete this site investigation.  AK Steel currently has accrued approximately $2.1 for the projected cost of the study at Mansfield Works.  Until the site investigation is completed, AK Steel cannot reliably estimate the additional costs, if any, associated with any potentially required remediation of the site or the timeframe during which these potential costs would be incurred.

On October 9, 2002, AK Steel received an order from the EPA under Section 3013 of RCRA requiring it to develop a plan for investigation of several areas of Zanesville Works that allegedly could be sources of contamination.  A site investigation began in early 2003 and is continuing.  AK Steel estimates that it will take approximately one more year to complete this site investigation.  AK Steel currently has accrued approximately $1.0 for the projected cost of the study and remediation at Zanesville Works.  Until the site investigation is completed, AK Steel cannot reliably estimate the additional costs, if any, associated with any potentially required remediation of the site or the timeframe during which these potential costs would be incurred.

On November 26, 2004, Ohio EPA issued a Notice of Violation (“NOV”) for alleged waste violations associated with an acid leak at AK Steel’s Coshocton Works.  In November 2007, Ohio EPA and AK Steel reached an agreement to resolve this NOV.  Pursuant to that agreement, AK Steel implemented an inspection program, initiated an investigation of the area where the acid leak occurred, submitted a closure plan and upon approval from Ohio EPA, will implement that closure plan.  Also, as part of the agreement, AK Steel paid a civil penalty of twenty-eight thousand dollars and funded a supplemental environmental project in the amount of seven thousand dollars.  Until the investigation is completed and a closure plan is approved, AK Steel cannot reliably estimate the costs associated with closure or the timeframe during which the closure costs will be incurred.

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

AK Steel previously reported that it has been negotiating with the Pennsylvania Department of Environmental Protection (“PADEP”) to resolve an alleged unpermitted discharge of wastewater from the closed Hillside Landfill at the former Ambridge Works.  AK Steel now has reached a settlement in this matter and on July 15, 2009 the parties entered into a Consent Order and Agreement (the “Consent Order”) to memorialize that settlement.  Under the terms of the Consent Order, AK Steel will implement various corrective actions, including an investigation of the area where activities were conducted regarding the landfill, submission of a plan to collect and treat surface waters and seep discharges, and upon approval from PADEP, implementation of that plan.  Also, as part of the Consent Order, AK Steel paid a civil penalty of five hundred twenty-five thousand dollars.  AK Steel anticipates that the cost associated with this matter will be approximately $2.9 in capital costs and $0.9 in expenses.  The Company has accrued the $0.9 for anticipated expenses associated with this matter.

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

Legal Contingencies:  In addition to the environmental matters discussed above and the items addressed below, there are various claims pending against AK Steel and its subsidiaries involving product liability, commercial, employee benefits and other matters arising in the ordinary course of business.  Unless otherwise noted, in management’s opinion, the ultimate liability resulting from all of these claims, individually and in the aggregate, should not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

Since 1990, AK Steel (or its predecessor, Armco Inc.) has been named as a defendant in numerous lawsuits alleging personal injury as a result of exposure to asbestos.  As of December 31, 2009, there were approximately 426 such

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in millions, except per share amounts)

lawsuits pending against AK Steel.  The great majority of these lawsuits have been filed on behalf of people who claim to have been exposed to asbestos while visiting the premises of a current or former AK Steel facility.  Approximately 40% of these premises suits arise out of claims of exposure at a facility in Houston, Texas that has been closed since 1984.  When such an asbestos lawsuit initially is filed, the complaint typically does not include a specific dollar claim for damages.  Only 130 of the 426 cases pending at December 31, 2009 in which AK Steel is a defendant include specific dollar claims for damages in the filed complaints.  Those 130 cases involve a total of 2,489 plaintiffs and 17,089 defendants.  In these cases, the complaint typically includes a monetary claim for compensatory damages and a separate monetary claim in an equal amount for punitive damages, and does not attempt to allocate the total monetary claim among the various defendants.  For example, 119 of the 130 cases involve claims of $0.2 or less, six involve claims of between $0.2 and $5.0, two involve claims of between $5.0 and $15.0, and three involve claims of $20.0.  In each case, the amount described is per plaintiff against all of the defendants, collectively.  Thus, it usually is not possible at the outset of a case to determine the specific dollar amount of a claim against AK Steel.  In fact, it usually is not even possible at the outset to determine which of the plaintiffs actually will pursue a claim against AK Steel.  Typically, that can only be determined through written interrogatories or other discovery after a case has been filed.  Thus, in a case involving multiple plaintiffs and multiple defendants, AK Steel initially only accounts for the lawsuit as one claim against it.  After AK Steel has determined through discovery whether a particular plaintiff will pursue a claim against it, it makes an appropriate adjustment to statistically account for that specific claim.  It has been AK Steel’s experience to date that only a small percentage of asbestos plaintiffs ultimately identify AK Steel as a target defendant from whom they actually seek damages and most of these claims ultimately are either dismissed or settled for a small fraction of the damages initially claimed.  Set forth below is a chart showing the number of new claims filed (accounted for as described above), the number of pending claims disposed of (i.e., settled or otherwise dismissed), and the approximate net amount of dollars paid on behalf of AK Steel in settlement of asbestos-related claims in 2009 and 2008.

	2009	2008
New Claims Filed	252	41
Pending Claims Disposed Of	179	39
Total Amount Paid in Settlements	$0.7	$0.7

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

As previously reported, on January 2, 2002, John D. West, a former employee, filed a class action in the United States District Court for the Southern District of Ohio against the AK Steel Corporation Retirement Accumulation Pension Plan, or AK RAPP, and the AK Steel Corporation Benefit Plans Administrative Committee.  Mr. West claimed that the method used under the AK RAPP to determine lump sum distributions does not comply with the Employment Retirement Income Security Act of 1974 (“ERISA”) and resulted in underpayment of benefits to him and the other class members.  The District Court ruled in favor of the plaintiff class and on March 29, 2006 entered an amended final judgment against the defendants in the amount of $37.6 in damages and $7.3 in prejudgment interest, for a total of approximately $44.9, with post judgment interest accruing at the rate of 4.7% per annum until paid.  The defendants appealed, but their appeals ultimately were unsuccessful.  Pursuant to an agreed order, on April 1, 2009 defendants paid the sum of approximately $51.5 into a court-approved interest bearing account. The funds used to make this payment were from the AK Steel Master Pension Trust. The payment ended defendants’ liability to the class members pursuant to the judgment in this matter, including with respect to interest which accrues on the judgment. It did not, however, resolve defendants’ liability with respect to a claim for attorneys’ fees by plaintiffs’ counsel.  On August 31, 2009, the court granted a motion filed by plaintiffs’ counsel for a statutory award of fees, awarding fees in the approximate amount of $1.4.  The court denied a motion that sought a separate award of fees in the amount of 28% of the funds already paid into the court.  On September 15, 2009, plaintiffs’ counsel filed a motion to amend the order granting an award of attorneys’ fees.  On November 18, 2009, the Court issued an order directing distribution to the class members in the amount of approximately $51.3.  This amount is part of the approximately $51.5 previously paid from the AK Steel Master Pension Trust to a court-approved interest bearing account (the difference between the amounts representing Court-approved payments to the Fund Administrator).  On December 16, 2009, the Court denied

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in millions, except per share amounts)

plaintiffs’ motion to amend the order granting an award of attorneys’ fees, leaving intact the August 31, 2009 award of approximately $1.4.  No appeal of the December 16 order was filed and in January 2010 the approximately $1.4 in attorneys’ fees were paid to class counsel, concluding the Company’s obligations with respect to this litigation.  Additional litigation has been filed, however, on behalf of other retirees who were excluded from the class based upon prior releases provided to the Company.  See discussion of Schumacher litigation filed on October 20, 2009 in the next paragraph, below.

On October 20, 2009, William Schumacher filed a purported class action against the AK Steel Corporation Retirement Accumulation Pension Plan, or AK RAPP, and the AK Steel Corporation Benefit Plans Administrative Committee in the United States District Court for the Southern District of Ohio, Case No. 1:09cv794. The complaint alleges that the method used under the AK RAPP to determine lump sum distributions does not comply with ERISA and the Internal Revenue Code and resulted in underpayment of benefits to him and the other class members.  Plaintiff and the other purportedly similarly situated individuals on whose behalf plaintiff filed suit were excluded by the Court in 2005 from the West litigation (discussed in the paragraph immediately above) based on previous releases of claims they had executed in favor of the Company.   On January 11, 2010, the defendants filed a motion to dismiss the Complaint based upon a statute of limitations ground.  That motion remains pending.  Discovery has not yet commenced and no trial date has yet been set. The defendants intend to contest this matter vigorously.

As previously reported, on October 20, 2005, two individuals filed a purported class action against AK Steel and the AK Steel Corporation Benefit Plans Administrative Committee in the United States District Court for the Southern District of Ohio, Case No. 1:05-cv-681. The complaint alleges that the defendants incorrectly calculated the amount of surviving spouse benefits due to be paid to the plaintiffs under the applicable pension plan.  On December 19, 2005, the defendants filed their answer to the complaint. The parties subsequently filed cross-motions for summary judgment on the issue of whether the applicable plan language had been properly interpreted.  On September 28, 2007, the United States Magistrate Judge assigned to the case issued a Report and Recommendation in which he recommended that the plaintiffs’ motion for partial summary judgment be granted and that the defendants’ motion be denied.  The defendants filed timely objections to the Magistrate’s Report and Recommendation.   On March 31, 2008, the court issued an order adopting the Magistrate’s recommendation and granting partial summary judgment to the plaintiffs on the issue of plan interpretation.  The plaintiffs’ motion for class certification was granted by the Court on October 27, 2008.  The case is proceeding with respect to discovery on the issue of damages.  No trial date has been set.  The defendants intend to contest this matter vigorously.

As previously reported, in September and October, 2008, several companies filed purported class actions in the United States District Court for the Northern District of Illinois, against nine steel manufacturers, including AK Holding.  The case numbers for these actions are 08CV5214, 08CV5371, 08CV5468, 08CV5633, 08CV5700, 08CV5942 and 08CV6197.  The plaintiffs are companies which claim to have purchased steel products, directly or indirectly, from one or more of the defendants and they purport to file the actions on behalf of all persons and entities who purchased steel products for delivery or pickup in the United States from any of the named defendants at any time from at least as early as January 2005 to the present. The complaints allege that the defendant steel producers have conspired to restrict output and to fix, raise, stabilize and maintain artificially high prices with respect to steel products in the United States.  On January 2, 2009, the defendants filed motions to dismiss all of the claims set forth in the Complaints.  On June 12, 2009, the court issued an Order denying the defendants’ motions to dismiss.  Discovery has recently commenced.  No trial date has been set.  AK Holding intends to contest this matter vigorously.

As previously reported, on January 28, 2009, the City of Monroe, Ohio (“Monroe”) filed an action in the United States District Court for the Southern District of Ohio against Middletown Coke Company, Inc. and SunCoke Energy, Inc., Case No. 1-09-CV-63.   The complaint purported to be filed pursuant to Section 304(a)(3) of the Clean Air Act (“CAA”), 42 U.S.C. § 7604(a)(3), and sought injunctive relief, civil penalties, attorney fees, and other relief to prevent the construction of a new cokemaking facility on property adjacent to the Company’s Middletown Works.   The coke produced by the facility would be used by the Middletown Works.  See discussion of SunCoke contract in Note 13.  The Complaint alleged that the new facility will be a stationary source of air pollution without a permit issued under the New Source Review program of the CAA, including its Prevention of Significant Deterioration and Nonattainment New Source Review requirements.  On February 27, 2009, the defendants filed a motion to dismiss, or in the alternative to stay, the action pending final resolution of appeals to the Ohio Environmental Review Appeals Commission (“ERAC”) by Monroe and others of a Permit to Install the cokemaking facility issued by the Ohio Environmental Protection Agency, Case Nos. 096256, 096265 and 096268-096285, consolidated.  In March 2009, AK Steel became a party to both the pending federal action and the pending appeals to the Ohio ERAC for the purpose of supporting the issuance of the permit to install and opposing the efforts by Monroe and others to prevent construction of the facility.  On August 20, 2009, the Court in the federal action granted defendants’ motion to dismiss.  On September 16, 2009, Monroe filed a Notice of Appeal to the United States Court of Appeals for the Sixth Circuit from the order dismissing the federal action.  The ERAC appeals also remain pending.  A final hearing had been scheduled

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in millions, except per share amounts)

for May 24, 2010 in the ERAC appeals.  On February 9, 2010, the Ohio Environmental Protection Agency issued a final air permit-to-install for the new facility under the New Source Review program of the CAA, including its Prevention of Significant Deterioration and Nonattainment New Source Review requirements.  Issuance of this permit also can be appealed to the ERAC.  Any such appeal must be filed within thirty days of the issuance of the permit.  AK Steel intends to continue to contest this matter vigorously.

As previously reported, on June 1, 2009 the Chinese Ministry of Commerce (“MOFCOM”) initiated antidumping and countervailing duty investigations of imports of grain oriented electrical steel (“GOES”) from Russia and the United States.  China initiated the investigations based on a petition filed by two Chinese steelmakers.  These two steelmakers allege that AK Steel and Allegheny Technologies Inc. of the United States and Novolipetsk Steel of Russia exported GOES to China at less than fair value, and that the production of GOES in the United States has been subsidized by the government.  On December 9, 2009, MOFCOM issued its preliminarily determination that GOES producers in the United States and Russia had been dumping in the China market and that GOES producers in the United States had received subsidies from the United States government.  The Chinese authorities imposed provisional additional duties on future imports of GOES from Russia and/or the United States to China.  The duties do not apply to past imports.  AK Steel intends to continue to fully cooperate with MOFCOM in the ongoing investigations and will urge MOFCOM to find that no such duties are appropriate, but plans to vigorously contest any adverse final decisions.

As previously reported, on June 18, 2009, three former hourly members of the Butler Armco Independent Union filed a purported class action against AK Steel in the United States District Court for the Southern District of Ohio, Case No. 1-09CV00423 (the “2009 Retiree Action”), alleging that AK Steel did not have a right to make changes to their healthcare benefits.  On June 29, 2009, the plaintiffs filed an amended complaint.  The named plaintiffs in the 2009 Retiree Action seek, among other things, injunctive relief for themselves and the other members of a proposed class, including an order retroactively rescinding certain changes to retiree healthcare benefits negotiated by AK Steel with its unions.  The proposed class the plaintiffs seek to represent would consist of all union-represented retirees of AK Steel other than those retirees who were included in the class covered by the Middletown Works Retiree Healthcare Benefits Litigation described immediately below.  On August 21, 2009, the Company filed an answer to the amended complaint and filed a motion for summary judgment which, if granted in full, would end the litigation.  On September 14, 2009, plaintiffs filed a motion for partial summary judgment and responded to defendant’s motion.  On October 14, 2009, plaintiffs filed a motion for preliminary injunction, seeking to prevent certain scheduled January 2010 changes to retiree healthcare from taking effect.  On November 25, 2009, AK Steel filed its opposition to the motion for a preliminary injunction, opposition to plaintiffs’ motion for partial summary judgment, and reply in support of its motion for summary judgment.  A hearing on the pending motions was held on December 8, 2009.  During the course of the hearing, plaintiffs’ counsel notified the court that the pending motion for a preliminary injunction was limited to retirees from the Company’s Butler Works in Butler, Pennsylvania.  On January 29, 2010, the trial court issued an opinion and order granting plaintiffs’ motion for a preliminary injunction and barring the Company from effecting any further benefit reductions or new healthcare charges for Butler Works retirees until final judgment in the case.   On February 2, 2010, AK Steel filed a notice of appeal to the United States Court of Appeals for the Sixth Circuit seeking a reversal of the decision to grant the preliminary injunction.  That appeal remains pending.  Discovery in the underlying case has commenced, but no trial date has yet been set.  If AK Steel is unable to obtain a reversal of the decision to impose the preliminary injunction, either in connection with the final judgment by the trial court or through appeal, then the negotiated changes to retiree healthcare for the Company’s Butler Works retirees would be rescinded and the Company’s other postretirement benefit obligation would increase by approximately $125.0 based upon current valuation assumptions.  This amount reflects the current value of the estimated amount of the additional healthcare costs the Company will amortize and pay out with respect to the Butler retirees over the course of their remaining lives. AK Steel intends to contest this matter vigorously.

As previously reported, on August 26, 2009, Consolidated Coal Company (“Consolidated”) filed an action against AK Steel and Neville Coke LLC (“Neville”) in the Court of Common Pleas of Allegheny County, Pennsylvania, Case No. GD-09-14830.  The complaint alleges that Consolidated and Neville entered into a contract whereby Consolidated would supply approximately 80,000 tons of metallurgical coal for use by Neville in its coke making operations.  Consolidated asserts that Neville breached the alleged contract when it refused to purchase coal from Consolidated.  The complaint also alleges that AK Steel tortiously interfered with the purported contractual and business relationship between Consolidated and Neville.  Consolidated seeks monetary damages from AK Steel in an amount in excess of $30.0 and monetary damages from Neville in an amount in excess of $20.0.  AK Steel tentatively has agreed to indemnify and defend Neville in this action pursuant to the terms of a contractual agreement between AK Steel and Neville.  AK Steel is still investigating the facts underlying this matter, however, and has reserved its right to change its position should facts establish that it does not have an obligation to indemnify or defend Neville.  On October 20, 2009, AK Steel filed preliminary objections to plaintiff’s complaint on behalf of itself and Neville, seeking to dismiss the action.  In response to the preliminary objections, plaintiff filed an amended complaint on November 12, 2009, adding an additional count under the theory of promissory estoppel.  On December 2, 2009, AK Steel and Neville filed

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in millions, except per share amounts)

preliminary objections to plaintiff’s amended complaint, again seeking to dismiss the action.  Discovery has not yet commenced and no trial date has yet been set.   AK Steel intends to contest this matter vigorously.

On December 31, 2009, Heritage Coal Company LLC, Patriot Coal Corporation, and Pine Ridge Coal Company (collectively, “Heritage Coal”) filed a third-party complaint against AK Steel in the Circuit Court of Boone County, West Virginia, naming AK Steel as a third-party defendant in 108 separate personal injury actions.  Those actions have been consolidated for discovery and pretrial proceedings under Civil Action No. 09-C-212.  The various plaintiffs in the underlying actions seek damages allegedly caused by ground water contamination arising out of certain coal mining operations in West Virginia.  In its third-party complaint, Heritage Coal seeks a determination of its potential rights of contribution against AK Steel pursuant to a January 20, 1984 Asset Purchase Agreement between Heritage Coal’s predecessor-in-interest, Peabody Coal Company, as buyer, and AK Steel’s predecessor-in-interest, Armco Inc., as seller, for the sale of certain coal real estate and leasehold interests located in West Virginia, which Heritage alleges included property now the subject of the underlying civil actions.  AK Steel intends to contest this matter vigorously.

Middletown Works Retiree Healthcare Benefits Litigation

As previously reported, on June 1, 2006, AK Steel notified approximately 4,600 of its current retirees (or their surviving spouses) who formerly were hourly and salaried members of the Armco Employees Independent Federation (“AEIF”) that AK Steel was terminating their existing healthcare insurance benefits plan and implementing a new plan more consistent with current steel industry practices which would require the retirees to contribute to the cost of their healthcare benefits, effective October 1, 2006.  On July 18, 2006, a group of nine former hourly and salaried members of the AEIF filed a class action (the “Retiree Action”) in the United States District Court for the Southern District of Ohio (the “Court”), Case No. 1-06CV0468, alleging that AK Steel did not have a right to make changes to their healthcare benefits. The named plaintiffs in the Retiree Action sought, among other things, injunctive relief (including an order retroactively rescinding the changes) for themselves and the other members of the class.  On August 4, 2006, the plaintiffs in the Retiree Action filed a motion for a preliminary injunction seeking to prevent AK Steel from implementing the previously announced changes to healthcare benefits with respect to the AEIF-represented hourly employees.  AK Steel opposed that motion, but on September 22, 2006 the trial court issued an order granting the motion.  On October 8, 2007, the Company announced that it had reached a tentative settlement (the “Settlement”) of the claims of the retirees in the Retiree Action.  The settlement was opposed by certain objecting class members, but their objections were rejected by the trial court and on appeal.  After the appeal of the objecting participants was dismissed, the Settlement became final on July 6, 2009.

Under terms of the Settlement, AK Steel has transferred to a Voluntary Employees Beneficiary Association trust (the “VEBA Trust”) all postretirement benefit obligations (the “OPEB Obligations”) owed to the Class Members under the Company’s applicable health and welfare plans and will have no further liability for any claims incurred by the Class Members after the effective date of the Settlement relating to their OPEB Obligations.  The VEBA Trust will be utilized to fund the future OPEB Obligations to the Class Members.  Under the terms of the Settlement, AK Steel was obligated to initially fund the VEBA Trust with a contribution of $468.0 in cash within two business days of the effective date of the Settlement.  AK Steel made this contribution on March 4, 2008.  AK Steel further committed under the Settlement to make three subsequent annual cash contributions of $65.0 each, for a total contribution of $663.0.  AK Steel has timely made the first of these three annual cash contributions of $65.0, leaving AK Steel obligated to make two more cash contributions of $65.0 in March of 2010 and 2011.

Prior to the Settlement, the Company’s total OPEB liability for all of its retirees was approximately $2.0 billion.  Of that amount, approximately $1.0 billion was attributable to the Class Members.  Immediately following the Judgment approving the Settlement, the Company’s total OPEB liability was reduced by approximately $339.1.  This reduction in the Company’s OPEB liability is being treated as a negative plan amendment and amortized as a reduction to net periodic benefit cost over approximately eleven years.  This negative plan amendment will result in an annual net periodic benefit cost reduction of approximately $30.0 in addition to the lower interest costs associated with the lower OPEB liability.  Upon payment on March 4, 2008 of the initial $468.0 contribution by AK Steel to the VEBA Trust in accordance with the terms of the Settlement, the Company’s total OPEB liability was reduced further to approximately $1.1 billion.  The Company’s total OPEB liability was further reduced by the $65.0 payment made by the Company in March 2009.  The Company’s total OPEB liability will be reduced further by the amount of the remaining two $65.0 payments due in March of 2010 and 2011, respectively, after each payment is made.  In total, it is expected that the $663.0 Settlement with the Class Members ultimately will reduce the Company’s total OPEB liability by approximately $1.0 billion.

For accounting purposes, a settlement of the Company’s OPEB Obligations related to the Class Members will be deemed to have occurred when AK Steel makes the last $65.0 payment called for under the Settlement.

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in millions, except per share amounts)

NOTE 10 - Fair Value Measurements

The Company adopted provisions within ASC Topic 820, “Fair Value Measurements”, effective January 1, 2008.  Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

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

The following fair value table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008, respectively.  There were no valuations using Level 3 inputs.

	December 31, 2009			December 31, 2008
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Available for sale investments–
Marketable equity securities (a)	$27.3	$—	$27.3	$23.0	$—	$23.0
Foreign exchange contracts (b)	—	0.9	0.9	—	—	—
Commodity hedge contracts (c)	—	2.0	2.0	—	0.6	0.6
Assets measured at fair value	$27.3	$2.9	$30.2	$23.0	$0.6	$23.6

Liabilities (d):
Foreign exchange contracts	$—	$—	$—	$—	$1.3	$1.3
Commodity hedge contracts	—	5.8	5.8	—	52.2	52.2
Liabilities measured at fair value	$—	$5.8	$5.8	$—	$53.5	$53.5

(a) Held in a trust and included in Other investments on the Consolidated Balance Sheets.
(b) Included in Other current assets on the Consolidated Balance Sheets.
(c) Included in Other current assets or Other non-current assets on the Consolidated Balance Sheets.
(d) Included in Accrued liabilities on the Consolidated Balance Sheets.

The Company has not adopted the fair value option for any assets or liabilities under ASC Section 825-10-15.

NOTE 11 - Asset Retirement Obligations

The following table reflects changes in the carrying values of asset retirement obligations in accordance with ASC Subtopic 410-20, “Asset Retirement Obligations”, for the years ended December 31, 2009, 2008 and 2007.

	2009	2008	2007
Balance at beginning of year	$4.4	$4.1	$3.7
Accretion expense	0.5	0.3	0.4
Balance at end of year	$4.9	$4.4	$4.1

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in millions, except per share amounts)

NOTE 12 - Investments in an Unrealized Loss Position

The Company has investments for a nonqualified pension plan with fair values at December 31, 2009 less than cost.  The investments are in four mutual funds representing the S&P 500 index, the Russell 1000 Value index, the Russell 1000 Growth index, and the EAFE index.  The funds suffered significant declines in the second half of 2008 through the first quarter of 2009 consistent with the global economic downturn. The investments in index funds represent broad asset categories designed to track macroeconomic conditions.  The Company evaluated past periods of market declines and the related periods of recovery.  The Company believes that the current economic environment is temporary and the investments will recover to levels higher than cost in a reasonable period of time.  The Company has no short term cash requirements for these investments and currently does not intend to liquidate them resulting in the realization of a loss before a period of time sufficient for the markets to recover.  Based on the market evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a  recovery of fair value, the Company does not consider those investments to be other than temporarily impaired at December 31, 2009.

INVESTMENTS IN AN UNREALIZED LOSS POSITION
At December 31, 2009

	Loss Position		Loss Position		Loss Position
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Investment	Value	Loss	Value	Loss	Value	Loss

Marketable Equity Securities	—	—	$19.6	$2.7	$19.6	$2.7

NOTE 13 - Variable Interest Entity

In the first quarter of 2008, the Company’s Board of Directors approved a 20-year supply contract with Middletown Coke, an affiliate of SunCoke Energy, Inc. (“SunCoke”), to provide the Company with metallurgical-grade coke and electrical power.  The coke and power will come from a new facility to be constructed, owned and operated by Middletown Coke adjacent to the Company’s Middletown Works.  The proposed new facility is expected to produce about 550,000 tons of coke and 50 megawatts of electrical power annually.  The anticipated cost to build the facility is approximately $360.0.  Under the agreement, the Company will purchase all of the coke and electrical power generated from the new plant for at least 20 years, helping the Company achieve its goal of more fully integrating its raw material supply and providing about 25% of the power requirements of Middletown Works.  The agreement is contingent upon, among other conditions, Middletown Coke receiving all necessary local, state and federal approvals and permits, as well as available economic incentives, to build and operate the proposed new facility.  There are no plans to idle any existing cokemaking capacity if the proposed SunCoke project is consummated.  Even though the Company has no ownership interest in Middletown Coke, the expected production from the facility is completely committed to the Company.  As such, Middletown Coke is deemed to be a variable interest entity and the financial results of Middletown Coke are required to be consolidated with the results of the Company as directed by ASC Topic 810.  At December 31, 2009, Middletown Coke had approximately $71.9 in assets to the Company’s consolidated balance sheets, comprised mainly of construction in progress.  Additionally, Middletown Coke had approximately $74.8 million in liabilities, comprised mainly of payables to its parent, SunCoke.

Through a subsidiary, AK Steel owns a 50% interest in Vicksmetal/Armco Associates (“VAA”), a joint venture with Vicksmetal Corporation, which is owned by Sumitomo Corporation.  VAA slits electrical steel primarily for AK Steel, though also for third parties.  AK Steel has determined that VAA meets the definition of a variable interest entity under ASC Topic 810, “Consolidation”, and as a result, the financials of VAA are consolidated with the results of the Company.

NOTE 14 - Disclosures About Derivative Instruments and Hedging Activities

In the ordinary course of business, the Company is exposed to market risk for price fluctuations of raw materials and energy sources.  The Company is also subject to risks of exchange rate fluctuations on a portion of inter-company receivables that are denominated in foreign currencies.  The Company occasionally uses forward currency contracts to manage exposures to certain of these currency price fluctuations.  As of December 31, 2009, the Company had entered into forward currency contracts in the amount of 16,300,000 euros.

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in millions, except per share amounts)

The Company uses cash settled commodity price swaps and/or options to hedge the market risk associated with the purchase of certain of its raw materials and energy requirements.  Such hedges routinely are used with respect to a portion of the Company’s natural gas and nickel requirements and are sometimes used with respect to its aluminum and zinc requirements.  The Company’s hedging strategy is designed to protect it against normal volatility.  However, abnormal price increases in any of these commodity markets could negatively impact operating costs.  The effective portion of the gains and losses from the use of these instruments for natural gas are deferred in accumulated other comprehensive income on the consolidated balance sheets and recognized into cost of products sold in the same period as the underlying transaction.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.  All other commodity price swaps and options are marked to market and recognized into cost of products sold with the offset recognized as other current assets or other accrued liabilities.

Accounting guidance requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position.  In accordance with ASC Topic 815, “Derivatives and Hedging”, the Company designates commodity price swaps and options as cash flow hedges of forecasted purchases of raw materials and energy sources.

Existing natural gas commodity hedges at December 31, 2009 have settlement dates ranging from January 2010 to December 2010.  The amount of the existing losses expected to be reclassified into earnings with the next twelve months is $1.3.

As of December 31, 2009 the Company had the following outstanding commodity price swaps and/or options that were entered into to hedge forecasted purchases.

Commodity	Amount	Unit
Nickel	979,230	lbs
Natural Gas	12,170,000	MMBTUs

Fair Value of Derivative Instruments in the Consolidated Balance Sheets
as of December 31, 2009

	Balance Sheet Location	Asset Fair Value	Liability Fair Value
Derivatives designated as hedging instruments:
Commodity contracts	Accrued liabilities	—	$5.8
Total derivatives designated as hedging instruments		—	$5.8

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	$0.9	—
Commodity contracts	Other current assets	1.9	—
Commodity contracts	Other non-current assets	0.1	—
Total derivatives not designated as hedging instruments		$2.9	—
Total derivatives		$2.9	$5.8

Table reflects derivative classification under ASC Topic 815.

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in millions, except per share amounts)

The Effect of Derivative Instruments on the Consolidated Statement of Operations
for the year ended December 31, 2009

Gain (Loss)
Derivatives in cash flow hedging relationships:
Commodity Contracts
Amount recognized in Other Comprehensive Income (“OCI”)	$(12.4)
Amount reclassified from accumulated OCI into cost of products sold (effective portion)	(40.1)
Amount recognized in cost of products sold (ineffective portion and amount excluded from effectiveness testing)	(9.4)

Derivatives not designated as hedging instruments:
Foreign Exchange Contracts
Amount recognized in other income, net	2.3

Commodity Contracts
Amount recognized in cost of products sold	2.8

NOTE 15 – Subsequent Events

There were no reportable subsequent events or transactions that occurred in the time period after the December 31, 2009 balance sheet date and prior to February 23, 2010, which is the date of this Form 10-K filing with the Securities and Exchange Commission.

NOTE 16 - Consolidated Quarterly Sales and Earnings (Losses) (Unaudited)

Earnings per share for each quarter and the year are calculated individually and may not add to the total for the year.

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$922.2	$793.6	$1,041.1	$1,319.9	$4,076.8
Operating profit (loss)	(99.9)	(72.5)	15.3	87.0	(70.1)
Net income (loss) attributable to AK Steel Holding	(73.4)	(47.2)	6.2	39.8	(74.6)
Basic and diluted earnings (loss) per share	(0.67)	(0.43)	0.06	0.36	(0.68)

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(a)	Year
Net sales	$1,791.4	$2,236.6	$2,157.6	$1,458.7	$7,644.3
Operating profit (loss)	169.7	237.9	309.6	(689.2)	28.0
Net income (loss) attributable to AK Steel Holding	101.1	145.2	188.3	(430.6)	4.0
Basic earnings (loss) per share	0.90	1.30	1.68	(3.87)	0.04
Diluted earnings (loss) per share	0.90	1.29	1.67	(3.87)	0.04

(a) Fourth quarter 2008 operating profit (loss) includes a pre-tax pension corridor charge of $660.1.

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in millions, except per share amounts)

NOTE 17 - Supplemental Guarantor Information

AK Holding, along with AK Tube, LLC and AKS Investments Inc. (the “Guarantor Subsidiaries”) fully and unconditionally, jointly and severally, guarantee the payment of interest, principal and premium, if any, on AK Steel’s 7 3/4% Senior Notes Due 2012.  AK Tube, LLC is owned 100% by AKS Investments Inc. and AKS Investments Inc. is 100% owned by AK Steel.  AK Steel is 100% owned by AK Holding.  The Company has determined that full financial statements and other disclosures concerning AK Holding and the Guarantor Subsidiaries are not required to be presented.  The presentation of the supplemental guarantor information reflects all investments in subsidiaries under the equity method.  Net income (loss) of the subsidiaries accounted for under the equity method is therefore reflected in their parents’ investment accounts.  The principal elimination entries eliminate investments in subsidiaries and inter-company balances and transactions.  The following supplemental condensed consolidating financial statements present information about AK Holding, AK Steel, the Guarantor Subsidiaries and the other subsidiaries.  The other subsidiaries are not guarantors of the senior notes.

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in millions, except per share amounts)

Condensed Statements of Operations
For the Year Ended December 31, 2009

	AK Holding	AK Steel	Guarantor Subsidiaries	Other	Eliminations	Consolidated Company
Net sales	$—	$3,606.4	$131.7	$435.9	$(97.2)	$4,076.8
Cost of products sold (exclusive of items shown below)	0.2	3,295.0	114.9	398.4	(58.9)	3,749.6
Selling and administrative expenses	3.5	191.4	9.4	19.1	(30.7)	192.7
Depreciation	—	197.4	6.6	0.6	—	204.6
Total operating costs	3.7	3,683.8	130.9	418.1	(89.6)	4,146.9
Operating profit (loss)	(3.7)	(77.4)	0.8	17.8	(7.6)	(70.1)
Interest expense	—	36.9	—	0.1	—	37.0
Other income (expense)	—	(1.6)	—	45.2	(34.5)	9.1
Income (loss) before income taxes	(3.7)	(115.9)	0.8	62.9	(42.1)	(98.0)
Income tax provision (benefit)	(1.3)	(36.2)	0.3	24.2	(7.0)	(20.0)
Net income (loss)	(2.4)	(79.7)	0.5	38.7	(35.1)	(78.0)
Less: income (loss) attributable to noncontrolling interests	—	—	—	(3.4)	—	(3.4)
Net income (loss) attributable to AK Holding	(2.4)	(79.7)	0.5	42.1	(35.1)	(74.6)
Equity in net income of subsidiaries	(72.2)	7.5	—	—	64.7	—
Net income (loss) attributable to AK Holding	$(74.6)	$(72.2)	$0.5	$42.1	$29.6	$(74.6)

Condensed Statements of Operations
For the Year Ended December 31, 2008

	AK Holding	AK Steel	Guarantor Subsidiaries	Other	Eliminations	Consolidated Company
Net sales	$—	$6,990.0	$221.4	$631.9	$(199.0)	$7,644.3
Cost of products sold (exclusive of items shown below)	0.1	5,892.1	187.3	530.4	(118.8)	6,491.1
Selling and administrative expenses	3.7	246.7	12.1	18.6	(57.5)	223.6
Depreciation	—	194.9	6.6	0.6	—	202.1
Other operating items	—	699.5	—	—	—	699.5
Total operating costs	3.8	7,033.2	206.0	549.6	(176.3)	7,616.3
Operating profit (loss)	(3.8)	(43.2)	15.4	82.3	(22.7)	28.0
Interest expense	—	46.2	—	0.3	—	46.5
Other income (expense)	—	(12.9)	13.7	38.6	(27.3)	12.1
Income (loss) before income taxes	(3.8)	(102.3)	29.1	120.6	(50.0)	(6.4)
Income tax provision (benefit)	(1.3)	(51.4)	10.2	40.3	(8.7)	(10.9)
Net income (loss)	(2.5)	(50.9)	18.9	80.3	(41.3)	4.5
Less: income (loss) attributable to noncontrolling interests	—	—	—	0.5	—	0.5
Net income (loss) attributable to AK Holding	(2.5)	(50.9)	18.9	79.8	(41.3)	4.0
Equity in net income of subsidiaries	6.5	57.4	—	—	(63.9)	—
Net income (loss) attributable to AK Holding	$4.0	$6.5	$18.9	$79.8	$(105.2)	$4.0

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in millions, except per share amounts)

Condensed Statements of Operations
For the Year Ended December 31, 2007

	AK Holding	AK Steel	Guarantor Subsidiaries	Other	Eliminations	Consolidated Company
Net sales	$—	$6,536.6	$243.5	$424.6	$(201.7)	$7,003.0
Cost of products sold (exclusive of items shown below)	0.1	5,515.6	210.7	321.8	(129.2)	5,919.0
Selling and administrative expenses	2.5	245.5	11.7	16.7	(52.9)	223.5
Depreciation	—	189.4	6.4	0.5	—	196.3
Other operating items	—	39.8	—	—	—	39.8
Total operating costs	2.6	5,990.3	228.8	339.0	(182.1)	6,378.6
Operating profit (loss)	(2.6)	546.3	14.7	85.6	(19.6)	624.4
Interest expense	—	67.7	—	1.4	(0.8)	68.3
Other income (expense)	—	18.5	21.3	41.7	(45.6)	35.9
Income (loss) before income taxes	(2.6)	497.1	36.0	125.9	(64.4)	592.0
Income tax provision (benefit)	(0.9)	174.5	12.6	42.9	(25.5)	203.6
Net income (loss)	(1.7)	322.6	23.4	83.0	(38.9)	388.4
Less: income (loss) attributable to noncontrolling interests	—	—	—	0.7	—	0.7
Net income (loss) attributable to AK Holding	(1.7)	322.6	23.4	82.3	(38.9)	387.7
Equity in net income of subsidiaries	389.4	66.8	—	—	(456.2)	—
Net income (loss) attributable to AK Holding	$387.7	$389.4	$23.4	$82.3	$(495.1)	$387.7

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in millions, except per share amounts)

Condensed Balance Sheets
As of December 31, 2009

	AK Holding	AK Steel	Guarantor Subsidiaries	Other	Eliminations	Consolidated Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$444.3	$—	$17.4	$—	$461.7
Accounts receivable, net	—	501.8	17.3	50.6	(106.6)	463.1
Inventories, net	—	349.5	18.5	72.3	(23.6)	416.7
Deferred tax asset	—	223.9	—	—	—	223.9
Other current assets	0.1	63.8	0.3	0.5	—	64.7
Total Current Assets	0.1	1,583.3	36.1	140.8	(130.2)	1,630.1
Property, Plant and Equipment	—	5,210.4	90.0	84.7	—	5,385.1
Less accumulated depreciation	—	(3,351.8)	(47.7)	(9.6)	—	(3,409.1)
Property, plant and equipment, net	—	1,858.6	42.3	75.1	—	1,976.0
Other Assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	—	55.6
Investment in affiliates	(1,180.8)	1,180.8	40.1	998.6	(1,038.7)	—
Inter-company accounts	2,061.5	(3,066.3)	(20.8)	(300.8)	1,326.4	—
Other investments	—	31.6	—	20.5	—	52.1
Goodwill	—	—	32.8	4.3	—	37.1
Other intangible assets	—	—	0.2	—	—	0.2
Deferred tax asset	—	514.4	—	0.3	—	514.7
Other non-current assets	—	8.5	—	0.4	—	8.9
TOTAL ASSETS	$880.8	$2,110.9	$186.3	$939.2	$157.5	$4,274.7
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$423.8	$6.1	$9.1	$(0.1)	$438.9
Accrued liabilities	—	149.8	2.5	6.2	(1.5)	157.0
Current portion of long-term debt	—	0.7	—	—	—	0.7
Pension and other postretirement benefit obligations	—	143.6	—	0.5	—	144.1
Total Current Liabilities	—	717.9	8.6	15.8	(1.6)	740.7
Non-current Liabilities:
Long-term debt	—	605.8	—	—	—	605.8
Pension and other postretirement benefit obligations	—	1,851.2	—	5.0	—	1,856.2
Other non-current liabilities	—	116.8	—	75.8	(0.7)	191.9
Total Non-current Liabilities	—	2,573.8	—	80.8	(0.7)	2,653.9
TOTAL LIABILITIES	—	3,291.7	8.6	96.6	(2.3)	3,394.6
TOTAL AK HOLDING STOCKHOLDERS’ EQUITY (DEFICIT)	880.8	(1,180.8)	177.7	843.3	159.8	880.8
Noncontrolling interest	—	—	—	(0.7)	—	(0.7)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	880.8	(1,180.8)	177.7	842.6	159.8	880.1
TOTAL LIABILITIES AND EQUITY	$880.8	$2,110.9	$186.3	$939.2	$157.5	$4,274.7

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in millions, except per share amounts)

Condensed Balance Sheets
As of December 31, 2008

	AK Holding	AK Steel	Guarantor Subsidiaries	Other	Eliminations	Consolidated Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$548.6	$—	$14.1	$—	$562.7
Accounts receivable, net	—	394.7	19.5	57.2	(1.5)	469.9
Inventories, net	—	481.1	18.6	71.8	(4.7)	566.8
Deferred tax asset	—	333.0	—	—	—	333.0
Other current assets	0.1	69.4	0.3	0.6	—	70.4
Total Current Assets	0.1	1,826.8	38.4	143.7	(6.2)	2,002.8
Property, Plant and Equipment	—	5,179.8	89.5	12.8	—	5,282.1
Less accumulated depreciation	—	(3,170.6)	(41.0)	(9.2)	—	(3,220.8)
Property, plant and equipment, net	—	2,009.2	48.5	3.6	—	2,061.3
Other Assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	—	55.6
Investment in affiliates	(1,074.2)	1,074.2	40.1	960.9	(1,001.0)	—
Inter-company accounts	2,042.1	(2,800.2)	(33.5)	(281.9)	1,073.5	—
Other investments	—	27.3	—	23.1	—	50.4
Goodwill	—	—	32.8	4.3	—	37.1
Other intangible assets	—	—	0.3	—	—	0.3
Deferred tax asset	—	459.1	—	—	—	459.1
Other assets	—	15.2	—	0.2	—	15.4
TOTAL ASSETS	$968.0	$2,611.6	$182.2	$853.9	$66.3	$4,682.0
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$337.7	$2.1	$9.8	$(1.5)	$348.1
Accrued liabilities	—	221.3	2.8	8.9	—	233.0
Current portion of long-term debt	—	0.7	—	—	—	0.7
Pension and other postretirement benefit obligations	—	152.4	—	—	—	152.4
Total Current Liabilities	—	712.1	4.9	18.7	(1.5)	734.2
Non-current Liabilities:
Long-term debt	—	632.6	—	—	—	632.6
Pension and other postretirement benefit obligations	—	2,143.7	0.5	—	—	2,144.2
Other liabilities	—	197.4	—	0.3	2.6	200.3
Total Non-current Liabilities	—	2,973.7	0.5	0.3	2.6	2,977.1
TOTAL LIABILITIES	—	3,685.8	5.4	19.0	1.1	3,711.3
TOTAL AK HOLDING STOCKHOLDERS’ EQUITY (DEFICIT)	968.0	(1,074.2)	176.8	832.2	65.2	968.0
Noncontrolling interest	—	—	—	2.7	—	2.7
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	968.0	(1,074.2)	176.8	834.9	65.2	970.7
TOTAL LIABILITIES AND EQUITY	$968.0	$2,611.6	$182.2	$853.9	$66.3	$4,682.0

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in millions, except per share amounts)

Consolidated Statements of Cash Flows
For the Year Ended December 31, 2009

	AK Holding	AK Steel	Guarantor Subsidiaries	Other	Eliminations	Consolidated Company
Cash flows from operating activities:
Net cash flows from operating activities	$(1.7)	$(95.7)	$11.3	$57.0	$87.9	$58.8
Cash flows from investing activities:
Capital investments	—	(108.5)	(0.6)	(24.4)	—	(133.5)
Proceeds from the sale of investments and property, plant and equipment	—	0.5	—	—	—	0.5
Other items, net	—	5.4	—	(5.8)	—	(0.4)
Net cash flows from investing activities	—	(102.6)	(0.6)	(30.2)	—	(133.4)
Cash flows from financing activities:
Principal payments on long-term debt	—	(23.5)	—	—	—	(23.5)
Purchase of treasury stock	(11.4)	—	—	—	—	(11.4)
Common stock dividends paid	(22.0)	—	(15.8)	—	15.8	(22.0)
Intercompany activity	34.6	114.8	5.0	(50.7)	(103.7)	—
Advances from noncontrolling interest owner		—		29.0		29.0
Other items, net	0.5	2.7	0.1	(1.8)	—	1.5
Net cash flows from financing activities	1.7	94.0	(10.7)	(23.5)	(87.9)	(26.4)
Net increase in cash and cash equivalents	—	(104.3)	—	3.3	—	(101.0)
Cash and cash equivalents, beginning of year	—	548.6	—	14.1	—	562.7
Cash and cash equivalents, end of year	$—	$444.3	$—	$17.4	$—	$461.7

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in millions, except per share amounts)

Consolidated Statements of Cash Flows
For the Year Ended December 31, 2008

	AK Holding	AK Steel	Guarantor Subsidiaries	Other	Eliminations	Consolidated Company
Cash flows from operating activities:
Net cash flows from operating activities	$(1.7)	$51.9	$27.6	$80.6	$(75.3)	$83.1
Cash flows from investing activities:
Capital investments	—	(211.5)	(2.5)	(0.5)	—	(214.5)
Purchase of investments	—	(12.1)	—	—	—	(12.1)
Proceeds from the sale of investments and property, plant and equipment	—	8.4	—	—	—	8.4
Other items, net	—	0.8	(0.1)	(0.3)	—	0.4
Net cash flows from investing activities	—	(214.4)	(2.6)	(0.8)	—	(217.8)
Cash flows from financing activities:
Principal payments on long-term debt	—	(26.9)	—	—	—	(26.9)
Proceeds from stock options	3.4	—	—	—	—	3.4
Purchase of treasury stock	(24.0)	—	—	—	—	(24.0)
Common stock dividends paid	(22.4)	—	(13.7)	(14.4)	28.1	(22.4)
Intercompany activity	44.8	(18.9)	(11.2)	(61.9)	47.2	—
Tax benefits from stock-based transactions	—	12.2	—	—	—	12.2
Advances from noncontrolling interest owner		45.5				45.5
Other items, net	(0.1)	0.2	(0.1)	(4.0)	—	(4.0)
Net cash flows from financing activities	1.7	12.1	(25.0)	(80.3)	75.3	(16.2)
Net increase in cash and cash equivalents	—	(150.4)	—	(0.5)	—	(150.9)
Cash and cash equivalents, beginning of year	—	699.0	—	14.6	—	713.6
Cash and cash equivalents, end of year	$—	$548.6	$—	$14.1	$—	$562.7

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in millions, except per share amounts)

Consolidated Statements of Cash Flows
For the Year Ended December 31, 2007

	AK Holding	AK Steel	Guarantor Subsidiaries	Other	Eliminations	Consolidated Company
Cash flows from operating activities:
Net cash flows from operating activities	$(1.3)	$51.7	$29.3	$636.0	$(12.8)	$702.9
Cash flows from investing activities:
Capital investments	—	(101.7)	(2.3)	(0.4)	—	(104.4)
Purchase of investment	—	(12.3)	—	—	—	(12.3)
Proceeds from the sale of investments and property, plant and equipment	—	0.3	—	—	—	0.3
Proceeds for draw on restricted funds for emission control expenditures	—	2.5	—	—	—	2.5
Proceeds from equity investment	—	—	27.4	27.4	(27.4)	27.4
Restricted cash to collateralize LOC	—	12.6	—	—	—	12.6
Other items, net	—	1.4	—	(0.5)	—	0.9
Net cash flows from investing activities	—	(97.2)	25.1	26.5	(27.4)	(73.0)
Cash flows from financing activities:
Principal payments on long-term debt	—	(450.0)	—	—	—	(450.0)
Proceeds from stock options	9.2	—	—	—	—	9.2
Purchase of treasury stock	(2.4)	—	—	—	—	(2.4)
Common stock dividends paid	—	—	(48.7)	(50.1)	98.8	—
Intercompany activity	(5.5)	676.5	(5.7)	(606.7)	(58.6)	—
Tax benefits from stock-based transactions	—	6.5	—	—	—	6.5
Fees related to new credit facility	—	(2.6)	—	—	—	(2.6)
Other items, net	—	3.6	—	—	—	3.6
Net cash flows from financing activities	1.3	234.0	(54.4)	(656.8)	40.2	(435.7)
Net increase in cash and cash equivalents	—	188.5	—	5.7	—	194.2
Cash and cash equivalents, beginning of year	—	510.5	—	8.9	—	519.4
Cash and cash equivalents, end of year	$—	$699.0	$—	$14.6	$—	$713.6

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(dollars in millions, except per share amounts)

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 8A.	Controls and Procedures.

With the participation of management, the Company’s chief executive officer and its chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2009.  Based upon this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of December 31, 2009.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fourth quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, the Company’s management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment and those criteria, management has determined that, as of December 31, 2009, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, which appears on the following page.

Dated:	February 23, 2010	/s/	JAMES L. WAINSCOTT
James L. Wainscott
Chairman of the Board, President
and Chief Executive Officer

Dated:	February 23, 2010	/s/	ALBERT E. FERRARA, Jr.
Albert E. Ferrara, Jr.
Vice President, Finance and
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
AK Steel Holding Corporation
West Chester, Ohio

We have audited the internal control over financial reporting of AK Steel Holding Corporation and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated February 23, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Cincinnati, Ohio
February 23, 2010

Item 8B.	Other Information.

None.

PART III

Item 9.	Directors, Executive Officers and Corporate Governance.

Information with respect to the Company’s Executive Officers is set forth in Part I of this Annual Report pursuant to General Instruction G of Form 10-K.  The information required to be furnished pursuant to this item with respect to Directors of the Company will be set forth under the caption “Election of Directors” in the Company’s proxy statement (the “2010 Proxy Statement”) to be furnished to stockholders in connection with the solicitation of proxies by the Company’s Board of Directors for use at the 2010 Annual Meeting of Stockholders, and is incorporated herein by reference.

The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2010 Proxy Statement, and is incorporated herein by reference.

The information required to be furnished pursuant to this item with respect to the Audit Committee and the Audit Committee financial expert will be set forth under the caption “Committees of the Board of Directors” in the 2010 Proxy Statement, and is incorporated herein by reference.

Information required to be furnished pursuant to this item with respect to and any material changes to the process by which security holders may recommend nominees to the Board of Directors will be set forth under the caption “Stockholder Proposals for the 2011 Annual Meeting and Nominations of Directors” in the 2010 Proxy Statement, and is incorporated herein by reference.

The Company has adopted: a Code of Ethics covering its Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and other persons performing a similar function; a Code of Business Conduct and Ethics for Directors, Officers and Employees; and Corporate Governance Guidelines.  These documents, along with charters of its Audit, Management Development and Compensation, and Nominating and Governance Committees, are posted on the Company’s website at www.aksteel.com.  Disclosures of amendments to or waivers with regard to the provisions of the Code of Ethics also will be posted on the Company’s website.

Item 10.	Executive Compensation.

The information required to be furnished pursuant to this item will be set forth under the caption “Executive Compensation” and in the Director Compensation Table and its accompanying narrative in the 2010 Proxy Statement, and is incorporated herein by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required to be furnished pursuant to this item with respect to compensation plans under which equity securities of the Company are authorized for issuance will be set forth under the caption “Equity Compensation Plan Information” in the 2010 Proxy Statement, and is incorporated herein by reference.

Other information required to be furnished pursuant to this item will be set forth under the caption “Stock Ownership” in the 2010 Proxy Statement, and is incorporated herein by reference.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

The information required to be furnished pursuant to this will be set forth under the captions “Related Person Transaction Policy” and “Board Independence” in the 2010 Proxy Statement, and is incorporated herein by reference.

Item 13.	Principal Accounting Fees and Services.

The information required to be furnished pursuant to this item will be set forth under the caption “Principal Accounting Firm Fees” in the 2010 Proxy Statement, and is incorporated herein by reference.

PART IV

Item 14.	Exhibits and Financial Statement Schedules.

(a) The list of exhibits and financial statements filed as part of this report is submitted as a separate section, the index to which is located on the following page.  One financial statement schedule (Exhibit 99.1) is included.

(b) Exhibits:

List of exhibits begins on next page.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1
Certificate of Incorporation of AK Steel Holding Corporation, filed with the Secretary of State of the State of Delaware on December 20, 1993, as amended (incorporated herein by reference to Exhibit 3.1.1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on May 28, 1998).

*3.2
By-laws of AK Steel Holding Corporation, including form of amendment approved January 21, 2010 and effective immediately following the conclusion of the 2010 annual meeting of stockholders of AK Steel Holding Corporation.

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

10.4
Annual Management Incentive Plan (as amended and restated as of January 16, 2003), (incorporated herein by reference to Exhibit 10.3 to AK Steel Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Commission on March 4, 2004).

10.4(a)
First Amendment to the Annual Management Incentive Plan (as amended and restated as of January 16, 2003) (incorporated herein by reference to Exhibit 10.7(a) to AK Steel Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Commission on February 26, 2008).

10.5
Supplemental Thrift Plan (as amended and restated as of October 18, 2007), (incorporated herein by reference to Exhibit 10.5 to AK Steel Holding Corporation’s Quarterly Report of Form 10-Q for the quarter ended September 30, 2007, as filed with the Commission on November 6, 2007).

10.6
Executive Minimum and Supplemental Retirement Plan (as amended and restated as of October 18, 2007), (incorporated herein by reference to Exhibit 10.1 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, as filed with the Commission on November 6, 2007).

10.6(a)
First Amendment to the Executive Minimum and Supplemental Retirement Plan (as amended and restated as of October 18, 2007), (incorporated herein by reference to Exhibit 10.1 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, as filed with the Commission on November 4, 2008).

Exhibit Number	Description
10.6(b)
Second Amendment to the Executive Minimum and Supplemental Retirement Plan (as amended and restated as of October 18, 2007), (incorporated herein by reference to Exhibit 10.4 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, as filed with the Commission on November 3, 2009).

10.7
Form of Executive Officer Severance Agreement as approved by the Board of Directors on July 14, 2004 – Version 1 (incorporated herein by reference to Exhibit 10.1 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Commission on November 4, 2004).

10.8
Form of Executive Officer Severance Agreement as approved by the Board of Directors on July 14, 2004 – Version 2 (incorporated herein by reference to Exhibit 10.2 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Commission on November 4, 2004).

10.9
Form of First Amendment to the AK Steel Holding Corporation Executive Officer Severance Agreement (incorporated herein by reference to Exhibit 10.7 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, as filed with the Commission on November 6, 2007).

10.9(a)
Form of Second Amendment to the AK Steel Holding Corporation Executive Officer Severance Agreement (incorporated herein by reference to Exhibit 10.3 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, as filed with the Commission on November 3, 2009).

10.10
Form of Executive Officer Change of Control Agreement as approved by the Board of Directors on July 14, 2004 – Version 1 (incorporated herein by reference to Exhibit 10.3 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Commission on November 4, 2004).

10.11
Form of Executive Officer Change of Control Agreement as approved by the Board of Directors on July 14, 2004 – Version 2 (incorporated herein by reference to Exhibit 10.4 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Commission on November 4, 2004).

10.12
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

10.15
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
10.16
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

10.17
Stock Incentive Plan (as amended and restated as of October 16, 2008), (incorporated herein by reference to Exhibit 10.2 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on October 21, 2008).

10.17(a)
First Amendment to the AK Steel Holding Corporation Stock Incentive Plan (as amended and restated as of October 16, 2008), (incorporated herein by reference to Exhibit 10.1 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, as filed with the Commission on November 3, 2009).

10.17(b)
Second Amendment to the AK Steel Holding Corporation Stock Incentive Plan (as amended and restated as of October 16, 2008), (incorporated herein by reference to Exhibit 10.2 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, as filed with the Commission on November 3, 2009).

10.18
Long-Term Performance Plan (as amended and restated as of March 17, 2005), (incorporated herein by reference to Exhibit 10.23 to AK Steel Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Commission on March 2, 2006).

10.18(a)
First Amendment to the AK Steel Corporation Long-Term Performance Plan (as amended and restated as of March 17, 2005), (incorporated herein by reference to Exhibit 10.6 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, as filed with the Commission on November 6, 2007).

10.19
Loan and Security Agreement dated as of February 20, 2007, among AK Steel Corporation, as Borrower, Certain Financial Institutions, as Lenders, Bank of America, N.A., as Administrative and Collateral Agent, Wachovia Capital Finance Corporation (Central), as Syndication Agent, General Electric Capital Corporation, JPMorgan Chase Bank, N.A., and Fifth Third Bank, as Co-Documentation Agents, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book (incorporated herein by reference to Exhibit 99.1 to AK Steel Holding Corporation’s Current Report on Form 8-K for the quarter ended March 31, 2007, as filed with the Commission on February 23, 2007).

*11.1	Statement re: Computation of Per Share Earnings.

*12.1	Statement re: Computation of Ratio of Earnings to Combined Fixed Charges.

*12.2	Statement re: Computation of Ratio of Earnings to Fixed Charges.

*21.1	Subsidiaries of AK Steel Holding Corporation.

*23.1	Consent of Independent Registered Public Accounting Firm.

*23.2	Independent Auditor’s Consent.

*31.1	Section 302 Certification of Chief Executive Officer.

*31.2	Section 302 Certification of Chief Financial Officer.

*32.1	Section 906 Certification of Chief Executive Officer.

*32.2	Section 906 Certification of Chief Financial Officer.

Exhibit Number	Description
*99.1	Valuation and qualifying accounts for the years ended December 31, 2009, 2008 and 2007.

99.2
Financial Statements of Combined Metals of Chicago, LLC for the years ended December 31, 2008, 2007 and 2006 (incorporated herein by reference to Exhibit 99.2 to AK Steel Holding Corporation's Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Commission on February 24, 2009).

*99.3	Financial Statements of Combined Metals of Chicago, LLC for the year ended December 31, 2009.

*101.
The following financial statements from the Annual Report on Form 10-K of AK Steel Holding Corporation for the year ended December 31, 2009, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Comprehensive Income, and (vi) the Notes to Consolidated Financial Statements and (vii) Exhibit 99.1-Valuation and Qualifying Accounts tagged as blocks of text.

* Filed or furnished herewith, as applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in West Chester, Ohio, on February 23, 2010.

AK Steel Holding Corporation
(Registrant)

Dated:	February 23, 2010	/s/	ALBERT E. FERRARA, Jr.
Albert E. Ferrara, Jr.
Vice President, Finance and Chief Financial Officer

Dated:	February 23, 2010	/s/	ROGER K. NEWPORT
Roger K. Newport
Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature	Title	Date

/s/ James L. Wainscott	Chairman of the Board, President	February 22, 2010
James L. Wainscott	and Chief Executive Officer

/s/ Robert H. Jenkins	Lead Director	February 22, 2010
Robert H. Jenkins

/s/ Richard A. Abdoo	Director	February 22, 2010
Richard A. Abdoo

/s/ John S. Brinzo	Director	February 22, 2010
John S. Brinzo

/s/ Dennis C. Cuneo	Director	February 22, 2010
Dennis C. Cuneo

/s/ William K. Gerber	Director	February 22, 2010
William K. Gerber

/s/ Dr. Bonnie G. Hill	Director	February 22, 2010
Dr. Bonnie G. Hill

/s/ Ralph S. Michael III	Director	February 22, 2010
Ralph S. Michael III

/s/ Shirley D. Peterson	Director	February 22, 2010
Shirley D. Peterson

/s/ Dr. James A. Thomson	Director	February 22, 2010
Dr. James A. Thomson