Form 10-Q
period 2010-03-31
AK STEEL HOLDING CORP
filed 2010-04-26
CIK 918160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
_________________________________

FORM 10-Q
_________________________________
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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
109,907,793 shares of common stock
(as of April 23, 2010)

AK STEEL HOLDING CORPORATION

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

AK STEEL HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share data)
	Three Months Ended
	March 31,
(unaudited)	2010	2009

Net sales	$1,405.7	$922.2
Cost of products sold (exclusive of items shown below)	1,243.6	923.0
Selling and administrative expenses	54.2	47.8
Depreciation	50.3	51.3
Total operating costs	1,348.1	1,022.1
Operating profit (loss)	57.6	(99.9)
Interest expense	8.9	10.2
Other income (expense)	(4.6)	2.3
Income (loss) before income taxes	44.1	(107.8)
Income tax provision due to tax law change	25.3	—
Income tax provision (benefit)	17.4	(34.2)
Total income tax provision (benefit)	42.7	(34.2)
Net income (loss)	1.4	(73.6)
Less: Net loss attributable to noncontrolling interests	(0.5)	(0.2)
Net income (loss) attributable to AK Steel Holding Corporation	$1.9	$(73.4)

Basic and diluted earnings per share:
Net income (loss) per share attributable to AK Steel Holding Corporation	$0.02	$(0.67)

Common shares and common share equivalents outstanding (weighted average in millions):
Basic	109.5	109.8
Diluted	110.0	109.8

Dividends declared and paid per share	$0.05	$0.05

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions)
	March 31,	December 31,
(unaudited)	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$330.2	$461.7
Accounts receivable, net	598.3	463.1
Inventory, net	522.7	416.7
Deferred tax asset, current	222.9	223.9
Other current assets	58.1	64.7
Total Current Assets	1,732.2	1,630.1
Property, Plant and Equipment	5,401.9	5,385.1
Accumulated depreciation	(3,459.2)	(3,409.1)
Property, Plant and Equipment, net	1,942.7	1,976.0
Other Assets:
Investment in AFSG Holdings, Inc.	55.6	55.6
Other investments	53.9	52.1
Goodwill	37.1	37.1
Other intangible assets	0.2	0.2
Deferred tax asset, non-current	486.2	514.7
Other non-current assets	8.6	8.9
Total Non-current Assets	641.6	668.6
TOTAL ASSETS	$4,316.5	$4,274.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$623.9	$438.9
Accrued liabilities	193.4	157.0
Current portion of long-term debt	0.7	0.7
Current portion of pension and other postretirement benefit obligations	143.1	144.1
Total Current Liabilities	961.1	740.7
Non-current Liabilities:
Long-term debt	605.7	605.8
Pension and other postretirement benefit obligations	1,704.0	1,856.2
Other non-current liabilities	194.8	191.9
Total Non-current Liabilities	2,504.5	2,653.9
TOTAL LIABILITIES	3,465.6	3,394.6
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, authorized 25,000,000 shares	—	—
Common stock, authorized 200,000,000 shares of $.01 par value each; issued 2010, 122,723,132 shares, 2009, 121,881,816 shares; outstanding 2010, 109,907,793 shares, 2009, 109,394,455 shares	1.2	1.2
Additional paid-in capital	1,922.7	1,911.4
Treasury stock, common shares at cost, 2010, 12,815,339 shares; 2009, 12,487,361 shares	(169.7)	(162.2)
Accumulated deficit	(1,041.1)	(1,037.5)
Accumulated other comprehensive income	139.4	167.9
Total AK Steel Holding Corporation Stockholders’ Equity	852.5	880.8
Noncontrolling interest	(1.6)	(0.7)
TOTAL STOCKHOLDERS’ EQUITY	850.9	880.1
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,316.5	$4,274.7

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
	Three Months Ended
	March 31,
(unaudited)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1.4	$(73.6)
Depreciation	50.3	51.3
Amortization	5.9	3.3
Deferred income taxes	44.8	(13.8)
Contributions to pension trust	(75.0)	(50.0)
Contributions to Middletown retirees VEBA	(65.0)	(65.0)
Pension and other postretirement benefit payments greater than expense	(29.0)	(19.0)
Working capital	(47.6)	124.8
Working capital-Middletown Coke	0.5	1.0
Other operating items, net	6.5	12.0
Net cash flows from operating activities	(107.2)	(29.0)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	(14.9)	(32.9)
Capital investments – Middletown Coke	(2.0)	(12.2)
Other investing items, net	—	0.4
Net cash flows from investing activities	(16.9)	(44.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of long-term debt	(0.2)	(19.9)
Proceeds from exercise of stock options	1.3	—
Purchase of treasury stock	(7.5)	(11.4)
Common stock dividends paid	(5.5)	(5.5)
Advances from noncontrolling interest owner to Middletown Coke	2.3	11.2
Other financing items, net	2.2	(1.4)
Net cash flows from financing activities	(7.4)	(27.0)

Net decrease in cash and cash equivalents	(131.5)	(100.7)
Cash and cash equivalents, beginning of period	461.7	562.7
Cash and cash equivalents, end of period	$330.2	$462.0

Supplemental disclosure of cash flow information:
Net cash paid (received) during the period for:
Interest, net of capitalized interest	$1.2	$1.4
Income taxes	4.4	(27.0)

Supplemental disclosure of non-cash investing and financing activities —
Issuance of restricted common stock and restricted stock units	$5.1	$4.0

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise indicated)

NOTE 1 - Basis of Presentation

In the opinion of the management of AK Steel Holding Corporation (“AK Holding”) and AK Steel Corporation (“AK Steel”, and together with AK Holding, the “Company”), the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2010, the results of its operations for the three-month periods ended March 31, 2010 and 2009, respectively, and its cash flows for the three-month periods ended March 31, 2010 and 2009, respectively.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2009.

NOTE 2 - Earnings and Dividends Per Share

	Three Months Ended
	March 31,
	2010	2009
Net income (loss) attributable to AK Holding	$1.9	$(73.4)
Less: Distributed earnings to common stockholders and holders of certain stock compensation awards	5.5	5.5
Undistributed losses	$(3.6)	$(78.9)

Common stockholders earnings – basic and diluted:
Distributed earnings to common stockholders	$5.5	$5.5
Undistributed losses to common stockholders	(3.6)	(78.9)
Common stockholders earnings (losses)	$1.9	$(73.4)

Common shares outstanding (weighted average in millions):
Common shares outstanding for basic earnings per share	109.5	109.8
Effect of dilutive stock-based compensation	0.5	—
Common shares outstanding for diluted earnings per share	110.0	109.8

Basic and diluted earnings per share:
Distributed earnings	$0.05	$0.05
Undistributed losses	(0.03)	(0.72)
Basic and diluted earnings per share	$0.02	$(0.67)

Potentially issuable common shares (in millions) excluded from earnings per share calculation due to anti-dilutive effect	0.3	1.1

Earnings per share (“EPS”) is calculated utilizing the “two-class” method by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding during the period.  In applying the “two-class” method, undistributed earnings are allocated to both common shares and participating securities.   The restricted stock granted by AK Steel is entitled to dividends and meets the criteria of a participating security.

On April 20, 2010, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock, payable on June 10, 2010, to stockholders of record on May 14, 2010.  Also, on January 25, 2010, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock, payable on March 10, 2010, to stockholders of record on February 12, 2010.

NOTE 3 - Inventories

Inventories are valued at the lower of cost or market.  The cost of the majority of inventories is measured on the last in, first out (LIFO) method.  Other inventories are measured principally at average cost.

	March 31,	December 31,
	2010	2009
Finished and semi-finished	$726.0	$617.6
Raw materials	210.3	204.3
Total cost	936.3	821.9
Adjustment to state inventories at LIFO value	(413.6)	(405.2)
Net inventories	$522.7	$416.7

NOTE 4 - Pension and Other Postretirement Benefits

The Company provides noncontributory pension and various healthcare and life insurance benefits to most employees and retirees.  The major pension plans are not fully funded and the Company plans to contribute at least $110.0 to the qualified pension plan trust which will satisfy the Company’s minimum required contribution for 2010.  Of this total, $75.0 was made in the first quarter of 2010.  The Company plans to make an additional $35.0 pension contribution by the end of the second quarter of 2010.  The Company made $210.0 in contributions during 2009.

Net periodic benefit costs for pension and other postretirement benefits were as follows:

	Three Months Ended
	March 31,
	2010	2009
Pension Benefits
Service cost	$0.8	$1.2
Interest cost	47.9	52.4
Expected return on assets	(48.9)	(44.6)
Amortization of prior service cost	1.0	1.0
Amortization of loss	4.3	4.5
Net periodic benefit cost	$5.1	$14.5

Other Postretirement Benefits
Service cost	$1.0	$1.0
Interest cost	10.8	13.8
Amortization of prior service credit	(19.7)	(19.7)
Amortization of gain	(0.7)	(0.9)
Net periodic benefit income	$(8.6)	$(5.8)

The decrease in “Net periodic benefit cost” for Pension Benefits for the three months ended March 31, 2010 was principally caused by a reduction in interest cost and an increase in expected return on assets.  The reduction in interest cost was principally the result of lower discount rates.  The increase in expected return on assets was principally due to a higher market value of assets at December 31, 2009 compared to December 31, 2008.

The increase in “Net periodic benefit income” for Other Postretirement Benefits for the three months ended March 31, 2010, was principally caused by a reduction in interest cost as a result of a lower discount rate and lower other postretirement benefit obligations.

The “Amortization of gain” for Other Postretirement Benefits was decreased by $0.4 in the three month period ended March 31, 2010, as a result of a preliminary injunction issued on January 29, 2010, in a case filed by three former hourly workers retired from the Company’s Butler Works.  The preliminary injunction bars the Company from effecting any further benefit reductions or new healthcare charges for Butler Works retirees pending final judgment in the case.  A further discussion of the case and the injunction can be found in Note 9.

The total projected future benefit obligation of the Company with respect to payments for healthcare benefits to the Company’s retirees is accounted for as “Pension and other postretirement benefit obligations” on the Company’s condensed consolidated balance sheets.  The net amount of the liability recognized by the Company, as of March 31, 2010, for future payment of such benefit obligations was approximately $0.8 billion, compared to approximately $0.9 billion at December 31, 2009.

As a result of the recently enacted Patient Protection and Affordable Care Act (the “Act”), the Company recorded a non-cash charge of $25.3 in the first quarter of 2010.  At the time the Act was signed into law, this charge was estimated to be approximately $31.0 and was so disclosed.  As a result principally of the subsequent enactment of the Health Care and Education Reconciliation Act of 2010, and certain delays in effective dates set forth in that legislation, the charge was reduced to $25.3.  The charge is due to a reduction in the value of the Company’s deferred tax asset as a result of a change to the tax treatment associated with Medicare Part D reimbursements.  The Company expects to continue to receive Medicare Part D reimbursements notwithstanding passage of the Act.

NOTE 5 - Share-based Compensation

AK Holding’s Stock Incentive Plan (the “SIP”) permits the granting of nonqualified stock option, restricted stock, performance share and restricted stock unit awards to directors, officers and key management employees of the Company.  Currently, these awards may be granted with respect to an aggregate maximum of 16 million shares through the period ending December 31, 2014.  AK Holding has proposed in its 2010 Proxy Statement that its stockholders approve an increase to 19 million shares in the aggregate maximum and an extension of the period during which equity grants may be made through December 31, 2019.  The shares that are issued as the result of these grants are newly issued shares. The exercise price of each option may not be less than the market price of the Company’s common stock on the date of the grant.  Stock options have a maximum term of ten years and may not be exercised earlier than six months following the date of grant or such other term as may be specified in the award agreement.  Stock options granted to officers and key managers vest and become exercisable in three equal installments on the first, second and third anniversary of the grant date. Stock options granted to Directors vest and became exercisable after one year.  On July 16, 2009, however, the Board of AK Holding, upon the recommendation of its outside compensation consultant, approved a change to the Director compensation program which replaced the grants of stock options which non-employee Directors previously received upon election to the Board and at five-year intervals thereafter, with ongoing quarterly awards of restricted stock units (“RSUs”) in the total annualized amount of thirty-five thousand dollars.  This change will not affect the vesting of stock options granted to Directors prior to July 16, 2009.  Performance shares vest after a three-year period.  The total number of performance shares issued will be based on the Company’s share performance compared to a prescribed compounded annual growth rate and the total share return compared to Standard and Poor’s MidCap 400 index.  Restricted stock awards granted to officers and key managers on or prior to December 31, 2006, that are not yet fully vested were awarded on terms pursuant to which 25% of the shares covered by a restricted stock award vest two years after the date of the award and an additional 25% vest on the third, fourth and fifth anniversaries of the date of the award.  Restricted stock awards granted to officers and key managers after December 31, 2006, will vest ratably on the first, second and third anniversaries of the grant.  Until October 16, 2008, directors were granted restricted stock as the equity component of their compensation. On October 16, 2008, the Board of Directors amended the SIP to allow RSUs to be granted to non-employee Directors in lieu of restricted shares of common stock as the equity component of a Director’s compensation.  In addition, the Board of Directors permitted each Director a one-time election to convert all of his or her existing restricted stock to RSUs.  To the extent not so converted, restricted stock issued to a Director prior to October 16, 2008, vests at the end of the Director’s full tenure on the Board.  New grants of RSUs vest immediately upon grant, but are not settled (i.e., paid out) until one year after the date of the grant, unless deferred settlement is elected as described below.  RSUs resulting from converted restricted stock vested and were settled as of the date of the AK Holding 2009 Annual Meeting of Stockholders, subject also to a deferred settlement election.  Directors have the option to defer settlement of their RSUs until six months following termination of their service on the Board.  If a Director elects this deferral option, he or she also may elect to take distribution of the shares upon settlement in a single distribution or in annual installments not to exceed fifteen years.

The Company’s calculation of fair value of the options is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2010	2009
Expected volatility	61.8% – 70.6%	81.1% – 85.0%
Weighted-average volatility	65.18%	82.40%
Expected term (in years)	2.8 – 6.3	2.8 – 6.3
Risk-free interest rate	1.35% – 2.89%	1.05% – 1.84%
Dividend yield	0.87%	2.17%

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

A summary of option activity under the Company’s SIP for the three months ended March 31, 2010, is presented below:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2009	1,044,171	$14.54
Granted	192,358	22.96
Exercised	(154,157)	8.29
Cancelled	(9,375)	19.45
Outstanding at March 31, 2010	1,072,997	$16.90	7.6 yrs	$8.1

Expected to vest at March 31, 2010	429,546	$17.20	9.0 yrs	$2.9

Exercisable at March 31, 2010	620,843	$16.69	6.6 yrs	$5.0

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2010 and 2009, was $11.66 and $5.10, respectively.  The total intrinsic value of options exercised during the three months ended March 31, 2010 and 2009, based upon the average market price during the period, was $2.2 and $0.0, respectively.  The following table summarizes information about stock options outstanding at March 31, 2010:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$3.05	to	$9.19	104,333	5.7 yrs.	$7.38	96,833	$7.36
9.20	to	13.64	325,445	8.4 yrs.	9.28	106,615	9.41
13.65	to	16.65	109,401	5.5 yrs.	14.80	109,401	14.80
16.66	to	18.07	214,335	6.6 yrs.	16.76	214,335	16.76
18.08	to	68.47	319,483	8.8 yrs.	28.59	93,659	36.67

The Company granted 258,270 and 543,089 performance shares during the three-month periods ended March 31, 2010 and 2009, respectively.  The three-year performance periods for these 2010 and 2009 grants end on December 31, 2012 and 2011, respectively.

The estimated pre-tax expense associated with share-based compensation for 2010 is $8.5, of which $2.7 ($1.6 after tax) was expensed in the three-month period ended March 31, 2010.  The share-based compensation expense taken includes expense for both nonqualified stock options and performance shares granted under the SIP.

A summary of the activity for non-vested restricted stock awards as of March 31, 2010, and changes during the three-month period is presented below.

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2009	682,526	$13.40
Granted	222,053	22.96
Vested	(482,552)	15.07
Cancelled	(9,063)	15.89
Outstanding at March 31, 2010	412,964	$16.54

Common stock compensation expense related to restricted stock awards granted under the Company’s SIP was $3.3 ($2.0 after tax) and $1.2 ($0.8 after tax) for the three-month periods ended March 31, 2010 and 2009, respectively. Stock compensation expense related to restricted stock units awarded to directors was $0.2 and $0.1 for the three-month periods ended March 31, 2010 and 2009, respectively.

As of March 31, 2010, there were $5.9 of total unrecognized compensation costs related to non-vested share-based compensation awards granted under the SIP, which costs are expected to be recognized over a weighted average period of 2.1 years.

NOTE 6 - Long-term Debt and Other Financing

During 2009, the Company repurchased $26.4 of its 7 3/4% senior notes due in 2012 (“Senior Notes”) with cash payments totaling $22.8.  In connection with these repurchases, the Company recorded non-cash, pre-tax gains of approximately $3.6.  The repurchases were funded from the Company’s existing cash balances.  There were no repurchases in the first quarter of 2010.

The carrying value of the Company’s financial instruments does not differ materially from their estimated fair value at March 31, 2010, and the end of 2009.  At March 31, 2010, the fair value of the Company’s long-term debt, including current maturities, was approximately $611.9.  The fair value estimate was based on financial market information available to management as of March 31, 2010.  Management is not aware of any significant factors that would materially alter this estimate since that date.  The fair value of the Company’s long-term debt, including current maturities, at December 31, 2009 was approximately $609.6.

The Senior Notes’ indentures include restrictive covenants regarding (a) the use of proceeds from asset sales, (b) some investments, (c) the amount of sale/leaseback transactions, and (d) transactions by subsidiaries and with affiliates.  Furthermore, the Senior Notes’ indentures impose the following additional financial covenants:

●
A minimum interest coverage ratio of at least 2.5 to 1 for the incurrence of debt.  Failure to currently meet this covenant limits the amount of additional debt the Company can incur to $100.0.  This limitation does not apply to borrowings from the Company’s revolving credit facility.  At March 31, 2010, the ratio was below the 2.5 to 1 incurrence test.  Because of the Company’s current cash and liquidity position, however, it does not expect the restriction imposed by its noncompliance with this covenant to have a materially adverse effect on the Company or its operations.  This number is calculated by dividing the interest expense, including capitalized interest and fees on letters of credit, into EBITDA (defined, essentially, as operating income (i) before interest, income taxes, depreciation, amortization of intangible assets and restricted stock, extraordinary items and purchase accounting and asset distributions, (ii) adjusted for income before income taxes for discontinued operations, and (iii) reduced for the charges related to impairment of goodwill special charges, and pension and other postretirement employee benefit obligation corridor charges).  The corridor charges are amortized over a 10-year period for this calculation.

●
A limitation on “restricted payments,” which consist primarily of dividends and share repurchases, of $25.0 plus 50% of cumulative net income (or minus 100% of cumulative net loss) from April 1, 2002.  As of March 31, 2010, the limitation on restricted payments is $25.0.

The indentures governing the Company’s outstanding Senior Notes also include a provision permitting the Company, on or after June 15, 2010, to redeem at par value all or a portion of the then-outstanding Senior Notes upon thirty days’ advance written notice to the holders of such notes.  In light of what the Company perceives as opportune economic and market conditions, the Company is actively considering a transaction to refinance and/or call the Senior Notes. Subject to the possibility of a change in economic or market conditions, or a change in the Company’s evaluation of the benefits of refinancing, the Company expects to engage in such a refinancing in the near term.  The Company continues to assess its options for accomplishing a refinancing, which may include an offering of new senior notes and the retirement of the outstanding Senior Notes or the Company’s exercise of its redemption right under the indentures, or a combination of the two.

The Company’s $850.0 five-year revolving credit facility secured by the Company’s product inventory and accounts receivable contains restrictions on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliate transactions.  None of these restrictions affect or limit the Company’s ability to conduct its business in the ordinary course.  In addition, the facility requires maintenance of a minimum fixed charge coverage ratio of one to one if availability under the facility is less than $125.0.

NOTE 7 - Income Taxes

Income taxes recorded through March 31, 2010, have been estimated based on year-to-date income and projected results for the full year.  The amounts recorded reflect the provisions of ASC Topic 740, “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes standards for the recognition and measurement of tax positions taken or expected to be taken on a tax return.

As a result of the recently enacted Patient Protection and Affordable Care Act and the subsequent enactment of the Health Care and Education Reconciliation Act of 2010, the Company recorded a non-cash charge of $25.3 in the first quarter of 2010.  The charge is due to a reduction in the value of the Company’s deferred tax asset as a result of a change to the tax treatment associated with Medicare Part D reimbursements.

NOTE 8 - Comprehensive Income (Loss)

Comprehensive loss, net of tax, is as follows:

	Three Months Ended
	March 31,
	2010	2009
Net income (loss) attributable to AK Steel Holding Corporation	$1.9	$(73.4)
Other comprehensive loss, net of tax:
Foreign currency translation loss	(2.1)	(1.4)
Derivative instrument hedges, mark to market:
Losses arising in period	(22.6)	(21.6)
Less: Reclassification of losses included in net income	4.8	4.2
Unrealized gains (losses) on securities
Unrealized holding gains (losses) arising during period	0.5	(1.4)
Less: Reclassification of losses included in net income	0.1	—
Pension and OPEB adjustment	(9.2)	(9.0)
Comprehensive loss	$(26.6)	$(102.6)

A deferred tax rate of approximately 38.0% was applied to derivative instrument hedges, unrealized gains and losses and the pension and OPEB adjustment.

Accumulated other comprehensive income, net of tax, is as follows:

	March 31,	December 31,
	2010	2009
Foreign currency translation	$2.2	$4.3
Derivative instrument hedges	(19.1)	(1.3)
Unrealized loss on investments	(1.0)	(1.6)
Employee benefit liability	157.3	166.5
Accumulated other comprehensive income	$139.4	$167.9

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

AK Steel and its predecessors have been conducting steel manufacturing and related operations since the year 1900.  Although the Company believes its operating practices have been consistent with prevailing industry standards during this time, hazardous materials may have been released in the past at one or more operating sites or third-party sites, including operating sites that the Company no longer owns.  The Company has estimated potential remediation expenditures for those sites where future remediation efforts are probable based on identified conditions, regulatory requirements or contractual obligations arising from the sale of a business or facility.  At March 31, 2010, the Company had recorded $16.9 in accrued liabilities and $41.2 in other non-current liabilities on its condensed consolidated balance sheets for estimated probable costs relating to environmental matters.  The comparable balances recorded by the Company at December 31, 2009 were $17.0 in accrued liabilities and $40.6 in other non-current liabilities.  In general, the material components of these accruals include the costs associated with investigations, delineations, risk assessments, remedial work, governmental response and oversight costs, site monitoring, and preparation of reports to the appropriate environmental agencies.

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

Environmental compliance costs decreased in 2009 from 2008 due primarily to the three-month outage at the Middletown Works blast furnace and reduction in steam costs because of lower natural gas costs at all plants.  Except as expressly noted below, management does not currently anticipate any material impact on the Company’s recurring operating costs or future profitability as a result of its compliance with current environmental regulations.  Moreover, because all domestic steel producers operate under the same set of federal environmental regulations, management believes that the Company is not disadvantaged relative to its domestic competitors by its need to comply with these regulations.  However, some foreign competitors may benefit from less stringent environmental requirements in the countries in which they produce, resulting in lower compliance costs and providing those foreign competitors with a cost advantage on their products.

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

On July 23, 2007, and on December 9, 2008, the EPA issued NOVs with respect to the Coke Plant at AK Steel’s Ashland Works alleging violations of pushing and combustion stack limits.  The Company is investigating these claims and is working with the EPA to attempt to resolve them.  AK Steel believes it will reach a settlement in this matter that will not have a material financial impact on AK Steel, but cannot be certain that a settlement will be reached.  If a settlement is reached, the Company cannot reliably estimate at this time how long it will take to reach such a settlement or what its terms might be.  AK Steel will vigorously contest any claims which cannot be resolved through a settlement.  Until it has reached a settlement with the EPA or the claims that are the subject of the NOV are otherwise resolved, AK Steel cannot reliably estimate the costs, if any, associated with any potentially required operational changes at the batteries or the timeframe over which any potential costs would be incurred.

AK Steel previously reported that it has been negotiating with the Pennsylvania Department of Environmental Protection (“PADEP”) to resolve an alleged unpermitted discharge of wastewater from the closed Hillside Landfill at the former Ambridge Works.  AK Steel now has reached a settlement in this matter and on July 15, 2009, the parties entered into a Consent Order and Agreement (the “Consent Order”) to memorialize that settlement.  Under the terms of the Consent Order, AK Steel will implement various corrective actions, including an investigation of the area where activities were conducted regarding the landfill, submission of a plan to collect and treat surface waters and seep discharges, and upon approval from PADEP, implementation of that plan.  Also, as part of the Consent Order, AK Steel paid a civil penalty of five hundred twenty-five thousand dollars.  AK Steel anticipates that the cost associated with this matter will be approximately $2.9 in capital costs and $0.9 in expenses.  The Company has accrued the $0.9 for anticipated expenses associated with this matter.

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

As previously reported, since 1990, AK Steel (or its predecessor, Armco Inc.) has been named as a defendant in numerous lawsuits alleging personal injury as a result of exposure to asbestos.  As of December 31, 2009, there were approximately 426 such lawsuits pending against AK Steel.  The great majority of these lawsuits have been filed on behalf of people who claim to have been exposed to asbestos while visiting the premises of a current or former AK Steel facility.  Approximately 40% of these premises suits arise out of claims of exposure at a facility in Houston, Texas that has been closed since 1984.  When such an asbestos lawsuit initially is filed, the complaint typically does not include a specific dollar claim for damages.  Only 130 of the 426 cases pending at December 31, 2009, in which AK Steel is a defendant include specific dollar claims for damages in the filed complaints.  Those 130 cases involve a total of 2,489 plaintiffs and 17,089 defendants.  In these cases, the complaint typically includes a monetary claim for compensatory damages and a separate monetary claim in an equal amount for punitive damages, and does not attempt to allocate the total monetary claim among the various defendants.  For example, 119 of the 130 cases involve claims of $0.2 or less, six involve claims of between $0.2 and $5.0, two involve claims of between $5.0 and $15.0, and three involve claims of $20.0.  In each case, the amount described is per plaintiff against all of the defendants, collectively.  Thus, it usually is not possible at the outset of a case to determine the specific dollar amount of a claim against AK Steel.  In fact, it usually is not even possible at the outset to determine which of the plaintiffs actually will pursue a claim against AK Steel.  Typically, that can only be determined through written interrogatories or other discovery after a case has been filed.  Thus, in a case involving multiple plaintiffs and multiple defendants, AK Steel initially only accounts for the lawsuit as one claim against it.  After AK Steel has determined through discovery whether a particular plaintiff will pursue a claim against it, it makes an appropriate adjustment to statistically account for that specific claim.  It has been AK Steel’s experience to date that only a small percentage of asbestos plaintiffs ultimately identify AK Steel as a target defendant from whom they actually seek damages and most of these claims ultimately are either dismissed or settled for a small fraction of the damages initially claimed.  Set forth below is a chart showing the number of new claims filed (accounted for as described above), the number of pending claims disposed of (i.e., settled or otherwise dismissed), and the approximate net amount of dollars paid on behalf of AK Steel in settlement of asbestos-related claims in 2009 and 2008.

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

As previously reported, on January 2, 2002, John D. West, a former employee, filed a class action in the United States District Court for the Southern District of Ohio against the AK Steel Corporation Retirement Accumulation Pension Plan, or AK RAPP, and the AK Steel Corporation Benefit Plans Administrative Committee.  Mr. West claimed that the method used under the AK RAPP to determine lump sum distributions does not comply with the Employment Retirement Income Security Act of 1974 (“ERISA”) and resulted in underpayment of benefits to him and the other class members.  The District Court ruled in favor of the plaintiff class and on March 29, 2006, entered an amended final judgment against the defendants in the amount of $37.6 in damages and $7.3 in prejudgment interest, for a total of approximately $44.9, with post judgment interest accruing at the rate of 4.7% per annum until paid.  The defendants appealed, but their appeals ultimately were unsuccessful.  Pursuant to an agreed order, on April 1, 2009, defendants paid the sum of approximately $51.5 into a court-approved interest bearing account. The funds used to make this payment were from the AK Steel Master Pension Trust. The payment ended defendants’ liability to the class members pursuant to the judgment in this matter, including with respect to interest which accrues on the judgment. It did not, however, resolve defendants’ liability with respect to a claim for attorneys’ fees by plaintiffs’ counsel.  On August 31, 2009, the court granted a motion filed by plaintiffs’ counsel for a statutory award of fees, awarding fees in the approximate amount of $1.4.  The court denied a motion that sought a separate award of fees in the amount of 28% of the funds already paid into the court.  On September 15, 2009, plaintiffs’ counsel filed a motion to amend the order granting an award of attorneys’ fees.  On November 18, 2009, the Court issued an order directing distribution to the class members in the amount of approximately $51.3.  This amount is part of the approximately $51.5 previously paid from the AK Steel Master Pension Trust to a court-approved interest bearing account (the difference between the amounts representing Court-approved payments to the Fund Administrator).  On December 16, 2009, the Court denied plaintiffs’ motion to amend the order granting an award of attorneys’ fees, leaving intact the August 31, 2009 award of approximately $1.4.  No appeal of the December 16 order was filed and in January 2010 the approximately $1.4 in attorneys’ fees were paid to class counsel, concluding the Company’s obligations with respect to this litigation.  Additional litigation has been filed, however, on behalf of other retirees who were excluded from the class based upon prior releases provided to the Company.  See discussion of Schumacher litigation filed on October 20, 2009, in the next paragraph.

As previously reported, on October 20, 2009, William Schumacher filed a purported class action against the AK Steel Corporation Retirement Accumulation Pension Plan, or AK RAPP, and the AK Steel Corporation Benefit Plans Administrative Committee in the United States District Court for the Southern District of Ohio, Case No. 1:09cv794. The complaint alleges that the method used under the AK RAPP to determine lump sum distributions does not comply with ERISA and the Internal Revenue Code and resulted in underpayment of benefits to him and the other class members.  Plaintiff and the other purportedly similarly situated individuals on whose behalf plaintiff filed suit were excluded by the Court in 2005 from the West litigation (discussed in the paragraph immediately above) based on previous releases of claims they had executed in favor of the Company.   On January 11, 2010, the defendants filed a motion to dismiss the Complaint based upon a statute of limitations ground.  That motion was denied on March 8, 2010, and defendants filed their answer to the complaint on March 22, 2010.  No trial date has yet been set. The defendants intend to contest this matter vigorously.

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

As previously reported, on January 28, 2009, the City of Monroe, Ohio (“Monroe”) filed an action in the United States District Court for the Southern District of Ohio against Middletown Coke Company, Inc. and SunCoke Energy, Inc.,

Case No. 1-09-CV-63.  The complaint purported to be filed pursuant to Section 304(a)(3) of the Clean Air Act (“CAA”), 42 U.S.C. § 7604(a)(3), and sought injunctive relief, civil penalties, attorney fees, and other relief to prevent the construction of a new cokemaking facility on property adjacent to the Company’s Middletown Works.   The coke produced by the facility would be used by the Middletown Works.  See discussion of SunCoke contract in Note 12.  The Complaint alleged that the new facility will be a stationary source of air pollution without a permit issued under the New Source Review program of the CAA, including its Prevention of Significant Deterioration and Nonattainment New Source Review requirements.  On February 27, 2009, the defendants filed a motion to dismiss, or in the alternative to stay, the action pending final resolution of appeals to the Ohio Environmental Review Appeals Commission (“ERAC”) by Monroe and others of a Permit to Install the cokemaking facility issued by the Ohio Environmental Protection Agency, Case Nos. 096256, 096265 and 096268-096285, consolidated.  In March 2009, AK Steel became a party to both the pending federal action and the pending appeals to the Ohio ERAC for the purpose of supporting the issuance of the permit to install and opposing the efforts by Monroe and others to prevent construction of the facility.  On August 20, 2009, the Court in the federal action granted defendants’ motion to dismiss.  On September 16, 2009, Monroe filed a Notice of Appeal to the United States Court of Appeals for the Sixth Circuit from the order dismissing the federal action.  On April 20, 2010, the Sixth Circuit dismissed the appeal as moot, vacated the District Court’s order, and remanded the case to the District Court for further proceedings, including dismissal of the litigation as moot.  The ERAC appeals remain pending.  A final hearing had been scheduled for May 24, 2010, in the ERAC appeals.  On February 9, 2010, the Ohio Environmental Protection Agency issued a final air permit-to-install for the new facility under the New Source Review program of the CAA, including its Prevention of Significant Deterioration and Nonattainment New Source Review requirements.  In February and March 2010, Monroe and other interested parties filed Notices of Appeal to the ERAC of the permit-to-install issued under the New Source Review program.  This second appeal to the ERAC has been scheduled for a final hearing on January 17, 2012.  AK Steel intends to continue to contest this matter vigorously.

As previously reported, on June 1, 2009, the Chinese Ministry of Commerce (“MOFCOM”) initiated antidumping and countervailing duty investigations of imports of grain oriented electrical steel (“GOES”) from Russia and the United States.  China initiated the investigations based on a petition filed by two Chinese steelmakers.  These two steelmakers allege that AK Steel and Allegheny Technologies Inc. of the United States and Novolipetsk Steel of Russia exported GOES to China at less than fair value, and that the production of GOES in the United States has been subsidized by the government.  On December 9, 2009, MOFCOM issued its preliminarily determination that GOES producers in the United States and Russia had been dumping in the China market and that GOES producers in the United States had received subsidies from the United States government.  The Chinese authorities imposed provisional additional duties on future imports of GOES from Russia and/or the United States to China.  The duties do not apply to past imports.  On or about April 10, 2010, MOFCOM issued a final determination of dumping and subsidizing against GOES producers in the United States and Russia.  AK Steel strongly disagrees with MOFCOM’s final determination as it relates to AK Steel and plans to vigorously contest the final determination through seeking an appeal to the World Trade Organization and/or other legal action.

As previously reported, on June 18, 2009, three former hourly members of the Butler Armco Independent Union filed a purported class action against AK Steel in the United States District Court for the Southern District of Ohio, Case No. 1-09CV00423 (the “2009 Retiree Action”), alleging that AK Steel did not have a right to make changes to their healthcare benefits.  On June 29, 2009, the plaintiffs filed an amended complaint.  The named plaintiffs in the 2009 Retiree Action seek, among other things, injunctive relief for themselves and the other members of a proposed class, including an order retroactively rescinding certain changes to retiree healthcare benefits negotiated by AK Steel with its unions.  The proposed class the plaintiffs seek to represent would consist of all union-represented retirees of AK Steel other than those retirees who were included in the class covered by the Middletown Works Retiree Healthcare Benefits Litigation described immediately below.  On August 21, 2009, the Company filed an answer to the amended complaint and filed a motion for summary judgment which, if granted in full, would end the litigation.  On September 14, 2009, plaintiffs filed a motion for partial summary judgment and responded to defendant’s motion.  On October 14, 2009, plaintiffs filed a motion for preliminary injunction, seeking to prevent certain scheduled January 2010 changes to retiree healthcare from taking effect.  On November 25, 2009, AK Steel filed its opposition to the motion for a preliminary injunction, opposition to plaintiffs’ motion for partial summary judgment, and reply in support of its motion for summary judgment.  A hearing on the pending motions was held on December 8, 2009.  During the course of the hearing, plaintiffs’ counsel notified the court that the pending motion for a preliminary injunction was limited to retirees from the Company’s Butler Works in Butler, Pennsylvania.  On January 29, 2010, the trial court issued an opinion and order granting plaintiffs’ motion for a preliminary injunction and barring the Company from effecting any further benefit reductions or new healthcare charges for Butler Works retirees until final judgment in the case.   On February 2, 2010, AK Steel filed a notice of appeal to the United States Court of Appeals for the Sixth Circuit seeking a reversal of the decision to grant the preliminary injunction.  That appeal remains pending.  Discovery in the underlying case has commenced.  If AK Steel is unable to obtain a reversal of the decision to impose the preliminary injunction, either in connection with the final judgment by the trial court or through appeal, then the negotiated changes to retiree healthcare for the Company’s Butler Works retirees would be rescinded and the Company’s other postretirement benefit obligation would increase by approximately $125.0 based upon current valuation assumptions.  This amount reflects the current value of the estimated amount of the additional healthcare costs the Company will pay out with respect to the Butler retirees.  A pro-rata portion of this amount, currently approximately ten percent, would be recognized as a one-time charge at the time of the final judgment and the rest would be amortized over a period of approximately ten years.  AK Steel intends to contest this matter vigorously.

As previously reported, on August 26, 2009, Consolidated Coal Company (“Consolidated”) filed an action against AK Steel and Neville Coke LLC (“Neville”) in the Court of Common Pleas of Allegheny County, Pennsylvania, Case No. GD-09-14830.  The complaint alleges that Consolidated and Neville entered into a contract whereby Consolidated would supply approximately 80,000 tons of metallurgical coal for use by Neville in its coke making operations.  Consolidated asserts that Neville breached the alleged contract when it refused to purchase coal from Consolidated.  The complaint also alleges that AK Steel tortiously interfered with the purported contractual and business relationship between Consolidated and Neville.  Consolidated seeks monetary damages from AK Steel in an amount in excess of $30.0 and monetary damages from Neville in an amount in excess of $20.0.  AK Steel tentatively has agreed to indemnify and defend Neville in this action pursuant to the terms of a contractual agreement between AK Steel and Neville.  AK Steel is still investigating the facts underlying this matter, however, and has reserved its right to change its position should facts establish that it does not have an obligation to indemnify or defend Neville.  On October 20, 2009, AK Steel filed preliminary objections to plaintiff’s complaint on behalf of itself and Neville, seeking to dismiss the action.  In response to the preliminary objections, plaintiff filed an amended complaint on November 12, 2009, adding an additional count under the theory of promissory estoppel.  On December 2, 2009, AK Steel and Neville filed preliminary objections to plaintiff’s amended complaint, again seeking to dismiss the action.  The court overruled the preliminary objections, and on March 18, 2010, AK Steel and Neville filed their answers to the complaint.  Discovery has not yet commenced and no trial date has yet been set.  AK Steel intends to contest this matter vigorously.

As previously reported, on December 31, 2009, Heritage Coal Company LLC, Patriot Coal Corporation, and Pine Ridge Coal Company (collectively, “Heritage Coal”) filed a third-party complaint against AK Steel in the Circuit Court of Boone County, West Virginia, naming AK Steel as a third-party defendant in 108 separate personal injury actions.  Those actions have been consolidated for discovery and pretrial proceedings under Civil Action No. 09-C-212.  The various plaintiffs in the underlying actions seek damages allegedly caused by ground water contamination arising out of certain coal mining operations in West Virginia.  In its third-party complaint, Heritage Coal seeks a determination of its potential rights of contribution against AK Steel pursuant to a January 20, 1984 Asset Purchase Agreement between Heritage Coal’s predecessor-in-interest, Peabody Coal Company, as buyer, and AK Steel’s predecessor-in-interest, Armco Inc., as seller, for the sale of certain coal real estate and leasehold interests located in West Virginia, which Heritage alleges included property now the subject of the underlying civil actions.  On March 28, 2010, AK Steel entered into a tentative settlement agreement with the plaintiffs and Heritage Coal, the specific terms of which are confidential, but which will not be material to the Company’s future financial results.  The parties are in the process of documenting and obtaining formal approval of the settlement by all parties.  Upon execution of the settlement documents by all parties, an application will need to be filed with the court to approve the terms of the settlement agreement.  Subject to approval by the court, the settlement will resolve all of the claims raised by Heritage Coal in the third-party complaint.

Middletown Works Retiree Healthcare Benefits Litigation

As previously reported, on June 1, 2006, AK Steel notified approximately 4,600 of its current retirees (or their surviving spouses) who formerly were hourly and salaried members of the Armco Employees Independent Federation (“AEIF”) that AK Steel was terminating their existing healthcare insurance benefits plan and implementing a new plan more consistent with current steel industry practices which would require the retirees to contribute to the cost of their healthcare benefits, effective October 1, 2006.  On July 18, 2006, a group of nine former hourly and salaried members of the AEIF filed a class action (the “Retiree Action”) in the United States District Court for the Southern District of Ohio (the “Court”), Case No. 1-06CV0468, alleging that AK Steel did not have a right to make changes to their healthcare benefits. The named plaintiffs in the Retiree Action sought, among other things, injunctive relief (including an order retroactively rescinding the changes) for themselves and the other members of the class.  On August 4, 2006, the plaintiffs in the Retiree Action filed a motion for a preliminary injunction seeking to prevent AK Steel from implementing the previously announced changes to healthcare benefits with respect to the AEIF-represented hourly employees.  AK Steel opposed that motion, but on September 22, 2006, the trial court issued an order granting the motion.  On October 8, 2007, the Company announced that it had reached a tentative settlement (the “Settlement”) of the claims of the retirees in the Retiree Action.  The settlement was opposed by certain objecting class members, but their objections were rejected by the trial court and on appeal.  After the appeal of the objecting participants was dismissed, the Settlement became final on July 6, 2009.

Under terms of the Settlement, AK Steel has transferred to a Voluntary Employees Beneficiary Association trust (the “VEBA Trust”) all postretirement benefit obligations (the “OPEB Obligations”) owed to the Class Members under the Company’s applicable health and welfare plans and will have no further liability for any claims incurred by the Class Members after the effective date of the Settlement relating to their OPEB Obligations.  The VEBA Trust will be utilized to fund the future OPEB Obligations to the Class Members.  Under the terms of the Settlement, AK Steel was obligated to initially fund the VEBA Trust with a contribution of $468.0 in cash within two business days of the effective date of the Settlement.  AK Steel made this contribution on March 4, 2008.  AK Steel further committed under the Settlement to make three subsequent annual cash contributions of $65.0 each, for a total contribution of $663.0.  AK Steel has timely made the first two of these three annual cash contributions of $65.0, leaving AK Steel obligated to make one more cash contribution in March of 2011.

Prior to the Settlement, the Company’s total OPEB liability for all of its retirees was approximately $2.0 billion.  Of that amount, approximately $1.0 billion was attributable to the Class Members.  Immediately following the Judgment approving the Settlement, the Company’s total OPEB liability was reduced by approximately $339.1.  This reduction in the Company’s OPEB liability is being treated as a negative plan amendment and amortized as a reduction to net periodic benefit cost over approximately eleven years.  This negative plan amendment will result in an annual net periodic benefit cost reduction of approximately $30.0 in addition to the lower interest costs associated with the lower OPEB liability.  Upon payment on March 4, 2008, of the initial $468.0 contribution by AK Steel to the VEBA Trust in accordance with the terms of the Settlement, the Company’s total OPEB liability was reduced further to approximately $1.1 billion.  The Company’s total OPEB liability was further reduced by two $65.0 payments made by the Company, one in March 2009 and one in March 2010.  The Company’s total OPEB liability will be reduced further after the remaining $65.0 payment due in March 2011 is made.  In total, it is expected that the $663.0 Settlement with the Class Members ultimately will reduce the Company’s total OPEB liability by approximately $1.0 billion.

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

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include: quoted prices for similar assets or liabilities in active markets, inputs other than quoted prices that are observable for the asset or liability, (i.e., interest rates and yield curves observable at commonly quoted intervals or current market) and contractual prices for the underlying financial instrument, as well as other relevant economic factors.  Market values of the Company's natural gas, electric, nickel and foreign currency forward contracts are generated from forward prices that are derived from observable futures prices relating to the respective commodity from sources such as NYMEX or LME.  The difference between these forward prices as of the end of the accounting period and the original forward contract price at its trade date represent the expected forward values of these contracts at their maturity date.  The carrying values of these derivatives reflected in the financial statements are the fair values of these forward values.  The discount rate used in these fair value calculations reflect the credit quality of the party of the derivative having the obligation to pay.  While differing discount rates applied to different contracts as a function of differing maturities and different counterparties, for the period ended March 31, 2010, a spread over benchmark interest rates of less than three percent was used for contracts valued as liabilities, while the spread over benchmark rates of less than one percent was used for derivatives valued as assets.

Level 3 inputs are unobservable inputs for the asset or liability.  Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The following fair value table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2010.  There were no valuations using Level 3 inputs.

	March 31, 2010			December 31, 2009
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Available for sale investments–
Marketable equity securities (a)	$28.4	$—	$28.4	$27.3	$—	$27.3
Foreign exchange contracts (b)	—	0.9	0.9	—	0.9	0.9
Commodity hedge contracts (c)	—	3.9	3.9	—	2.0	2.0
Assets measured at fair value	$28.4	$4.8	$33.2	$27.3	$2.9	$30.2

Liabilities (d):
Commodity hedge contracts	—	34.6	34.6	—	5.8	5.8
Liabilities measured at fair value	$—	$34.6	$34.6	$—	$5.8	$5.8

(a) Held in a trust and included in Other investments on the Condensed Consolidated Balance Sheet.
(b) Included in Other current assets on the Condensed Consolidated Balance Sheets.
(c) Included in Other current assets or Other non-current assets on the Condensed Consolidated Balance Sheets.
(d) Included in Accrued liabilities on the Condensed Consolidated Balance Sheets.

NOTE 11 - Investments in an Unrealized Loss Position

The Company has investments for a nonqualified pension plan with fair values less than cost at March 31, 2010.  The investments are in three mutual funds representing the Standard and Poor’s 500 index, the Russell 1000 Value index and the Europe, Australasia and Far East index.  The investments in index funds represent broad asset categories designed to track macroeconomic conditions.  The Company evaluated past periods of market declines and the related periods of recovery.  The Company believes that the current economic environment is temporary and the investments will recover to levels higher than cost in a reasonable period of time.  The Company has no short term cash requirements for these investments and currently does not intend to liquidate them resulting in the realization of a loss before a period of time sufficient for the markets to recover.  Based on the market evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a recovery of fair value, the Company does not consider those investments to be other than temporarily impaired at March 31, 2010.

INVESTMENTS IN AN UNREALIZED LOSS POSITION
At March 31, 2010

	Loss Position		Loss Position		Loss Position
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Investment	Value	Loss	Value	Loss	Value	Loss

Marketable Equity Securities	—	—	$17.3	$1.8	$17.3	$1.8

NOTE 12 - Variable Interest Entity

In the first quarter of 2008, the Company’s Board of Directors approved a 20-year supply contract with Middletown Coke Company, Inc. (“Middletown Coke”), an affiliate of SunCoke Energy, Inc. (“SunCoke”), to provide the Company with metallurgical-grade coke and electrical power.  The coke and power will come from a new facility to be constructed, owned and operated by Middletown Coke adjacent to the Company’s Middletown Works.  The proposed new facility is expected to produce about 550,000 tons of coke and 50 megawatts of electrical power annually.  The anticipated cost to build the facility is approximately $360.0.  Under the agreement, the Company will purchase all of the coke and electrical power generated from the new plant for at least 20 years, helping the Company achieve its goal of more fully integrating its raw material supply and providing about 25% of the power requirements of Middletown Works.  The agreement is contingent upon, among other conditions, Middletown Coke receiving all necessary local, state and federal approvals and permits, as well as available economic incentives, to build and operate the proposed new facility.  Even though the Company has no ownership interest in Middletown Coke, the expected production from the facility is completely committed to the Company.  As such, Middletown Coke is deemed to be a variable interest entity and the financial results of Middletown Coke are required to be consolidated with the results of the Company as directed by ASC Topic 810.  At March 31, 2010, Middletown Coke had approximately $73.9 in assets on the Company’s condensed consolidated balance sheets, comprised mainly of construction in progress.  Additionally, Middletown Coke had approximately $77.6 in liabilities, comprised mainly of payables to its parent company, SunCoke which is reflected in other non-current liabilities on the Company's condensed consolidated balance sheets.

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

NOTE 13 - Disclosures About Derivative Instruments and Hedging Activities

In the ordinary course of business, the Company is exposed to market risk for price fluctuations of raw materials and energy sources.  The Company is also subject to risks of exchange rate fluctuations on a portion of inter-company receivables that are denominated in foreign currencies.  The Company occasionally uses forward currency contracts to manage exposures to certain of these currency price fluctuations.  As of March 31, 2010, the Company had entered into forward currency contracts in the amount of 19,700,000 euros.  These contracts have not been designated as hedges for accounting purposes.

The Company uses cash settled commodity price swaps and/or options to hedge the market risk associated with the purchase of certain of its raw materials and energy requirements.  Such hedges routinely are used with respect to a portion of the Company’s natural gas and nickel requirements and are sometimes used with respect to its aluminum, zinc and electricity requirements.  The Company’s hedging strategy is designed to protect it against normal volatility.  However, abnormal price increases in any of these commodity markets could negatively impact operating costs.  The effective portion of the gains and losses from the use of these instruments for natural gas and electricity are deferred in accumulated other comprehensive income on the condensed consolidated balance sheets and recognized into cost of products sold in the same period as the underlying transaction.  Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.  All other commodity price swaps and options are marked to market and recognized into cost of products sold with the offset recognized as other current assets, other non-current assets or other accrued liabilities.

Accounting guidance requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position.  In accordance with ASC Topic 815, “Derivatives and Hedging”, the Company designates commodity price swaps and options as cash flow hedges of forecasted purchases of raw materials and energy sources.

Existing natural gas commodity hedges at March 31, 2010 have settlement dates ranging from April 2010 to December 2010.  The amount of the existing losses expected to be reclassified into earnings with the next twelve months is $17.3.  In addition, existing electricity commodity hedges at March 31, 2010 have settlement dates ranging from June 2010 to September 2010.  The amount of the existing losses expected to be reclassified into earnings within the next twelve months is $0.6.

As of March 31, 2010 the Company had the following outstanding commodity price swaps and/or options that were entered into to hedge forecasted purchases.

Commodity	Amount	Unit
Nickel	836,190	lbs
Natural Gas	20,400,000	MMBTUs
Electricity	206,400	MWHs

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets

		as of March 31, 2010		as of December 31, 2009
	Balance Sheet Location	Asset Fair Value	Liability Fair Value	Asset Fair Value	Liability Fair Value
Derivatives designated as hedging instruments:
Commodity contracts	Accrued liabilities	$—	$34.6	$—	$5.8
Total derivatives designated as hedging instruments		$—	$34.6	$—	$5.8

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	$0.9	—	$0.9	—
Commodity contracts	Other current assets	3.3	—	1.9	—
Commodity contracts	Other non-current assets	0.6	—	0.1	—
Total derivatives not designated as hedging instruments		$4.8	$—	$2.9	$—

Total derivatives		$4.8	$34.6	$2.9	$5.8
Table reflects derivative classification under ASC Topic 815.

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

	Gain (Loss)
	Three months ended	Three months ended
	March 31, 2010	March 31, 2009
Derivatives in cash flow hedging relationships:
Commodity Contracts
Amount recognized in Other Comprehensive Income (“OCI”)	$(22.7)	$(21.6)
Amount reclassified from accumulated OCI into cost of products sold (effective portion)	4.8	(4.2)
Amount recognized in cost of products sold (ineffective portion and amount excluded from effectiveness testing)	1.9	(0.2)

Derivatives not designated as hedging instruments:
Foreign Exchange Contracts
Amount recognized in other income, net	(0.1)	0.8

Commodity Contracts
Amount recognized in cost of products sold	1.9	(0.4)

NOTE 14 - New Accounting Pronouncements

ASC Topic 810, “Consolidation”, as amended, requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  The amendment to ASC Topic 810 was effective for fiscal years beginning on or after November 15, 2009.  The Company has completed the analysis required by ASC Topic 810 and has concluded that this guidance does not alter the accounting treatment previously accorded to the Company’s variable interest entities.

NOTE 15 - Supplemental Guarantor Information

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

Condensed Statements of Operations
For the Three Month Ended March 31, 2010

	AK Holding	AK Steel	Guarantor Subsidiaries	Other	Eliminations	Consolidated Company
Net sales	$—	$1,370.2	$46.6	$84.1	$(95.2)	$1,405.7
Cost of products sold (exclusive of items shown below)	—	1,218.4	40.7	78.6	(94.1)	1,243.6
Selling and administrative expenses	1.3	55.8	2.9	(5.8)	—	54.2
Depreciation	—	48.5	1.6	0.2	—	50.3
Total operating costs	1.3	1,322.7	45.2	73.0	(94.1)	1,348.1
Operating profit (loss)	(1.3)	47.5	1.4	11.1	(1.1)	57.6
Interest expense	—	8.9	—	—	—	8.9
Other income (expense)	—	(2.9)	—	(1.9)	0.2	(4.6)
Income (loss) before income taxes	(1.3)	35.7	1.4	9.2	(0.9)	44.1
Income tax provision due to tax law change	—	25.3	—	—	—	25.3
Income tax provision (benefit)	(0.5)	15.2	0.5	2.5	(0.3)	17.4
Net income (loss)	(0.8)	(4.8)	0.9	6.7	(0.6)	1.4
Less: income (loss) attributable to noncontrolling interests	—	—	—	(0.5)	—	(0.5)
Net income (loss) attributable to AK Holding	(0.8)	(4.8)	0.9	7.2	(0.6)	1.9
Equity in net income of subsidiaries	2.7	7.5	—	—	(10.2)	—
Net income (loss) attributable to AK Holding	$1.9	$2.7	$0.9	$7.2	$(10.8)	$1.9

Condensed Statements of Operations
For the Three Month Ended March 31, 2009

	AK Holding	AK Steel	Guarantor Subsidiaries	Other	Eliminations	Consolidated Company
Net sales	$—	$823.8	$32.2	$90.3	$(24.1)	$922.2
Cost of products sold (exclusive of items shown below)	—	827.0	30.6	81.0	(15.6)	923.0
Selling and administrative expenses	1.1	47.6	2.5	3.9	(7.3)	47.8
Depreciation	—	49.5	1.7	0.1	—	51.3
Total operating costs	1.1	924.1	34.8	85.0	(22.9)	1,022.1
Operating profit (loss)	(1.1)	(100.3)	(2.6)	5.3	(1.2)	(99.9)
Interest expense	—	10.2	—	—	—	10.2
Other income	—	1.2	—	1.1	—	2.3
Income (loss) before income taxes	(1.1)	(109.3)	(2.6)	6.4	(1.2)	(107.8)
Income tax provision (benefit)	(0.4)	(35.3)	(0.9)	2.5	(0.1)	(34.2)
Net income (loss)	(0.7)	(74.0)	(1.7)	3.9	(1.1)	(73.6)
Less: income (loss) attributable to noncontrolling interests	—	—	—	(0.2)	—	(0.2)
Net income (loss) attributable to AK Holding	(0.7)	(74.0)	(1.7)	4.1	(1.1)	(73.4)
Equity in net income of subsidiaries	(72.7)	1.3	—	—	71.4	—
Net income (loss) attributable to AK Holding	$(73.4)	$(72.7)	$(1.7)	$4.1	$70.3	$(73.4)

Condensed Balance Sheets
As of March 31, 2010

	AK Holding	AK Steel	Guarantor Subsidiaries	Other	Eliminations	Consolidated Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$313.8	$—	$16.4	$—	$330.2
Accounts receivable, net	—	639.7	25.1	45.6	(112.1)	598.3
Inventories, net	—	445.6	20.4	81.4	(24.7)	522.7
Deferred tax asset	—	222.9	—	—	—	222.9
Other current assets	0.2	56.8	0.4	0.7	—	58.1
Total Current Assets	0.2	1,678.8	45.9	144.1	(136.8)	1,732.2

Property, Plant and Equipment	—	5,225.0	90.1	86.8	—	5,401.9
Accumulated depreciation	—	(3,400.3)	(49.3)	(9.6)	—	(3,459.2)
Property, plant and equipment, net	—	1,824.7	40.8	77.2	—	1.942.7
Other Assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	—	55.6
Investment in affiliates	(1,207.9)	1,207.9	40.1	1,070.3	(1,110.4)	—
Inter-company accounts	2,060.2	(3,085.0)	(69.6)	(308.9)	1,403.3	—
Other investments	—	33.4	—	20.5	—	53.9
Goodwill	—	—	32.8	4.3	—	37.1
Other intangible assets	—	—	0.2	—	—	0.2
Deferred tax asset	—	486.0	—	0.2	—	486.2
Other non-current assets	—	8.2	0.1	0.3	—	8.6
TOTAL ASSETS	$852.5	$2,154.0	$145.9	$1,008.0	$156.1	$4,316.5

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$610.0	$4.7	$9.3	$(0.1)	$623.9
Accrued liabilities	—	185.9	2.4	5.1	—	193.4
Current portion of long-term debt	—	0.7	—	—	—	0.7
Current portion of pension and other postretirement benefit obligations	—	142.7	—	0.4	—	143.1
Total Current Liabilities	—	939.3	7.1	14.8	(0.1)	961.1

Non-current Liabilities:
Long-term debt	—	605.7	—	—	—	605.7
Pension and other postretirement benefit obligations	—	1,699.3	—	4.7	—	1,704.0
Other non-current liabilities	—	117.6	—	75.2	2.0	194.8
Total Non-current Liabilities	—	2,422.6	—	79.9	2.0	2,504.5
TOTAL LIABILITIES	—	3,361.9	7.1	94.7	1.9	3,465.6
TOTAL AK STEEL HOLDING CORPORATION STOCKHOLDERS’ EQUITY (DEFICIT)	852.5	(1,207.9)	138.8	914.9	154.2	852.5

Noncontrolling interest	—	—	—	(1.6)	—	(1.6)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	852.5	(1,207.9)	138.8	913.3	154.2	850.9
TOTAL LIABILITIES AND EQUITY	$852.5	$2,154.0	$145.9	$1,008.0	$156.1	$4,316.5

Condensed Balance Sheets
As of December 31, 2009

	AK Holding	AK Steel	Guarantor Subsidiaries	Other	Eliminations	Consolidated Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$444.3	$—	$17.4	$—	$461.7
Accounts receivable, net	—	501.8	17.3	50.6	(106.6)	463.1
Inventories, net	—	349.5	18.5	72.3	(23.6)	416.7
Deferred tax asset	—	223.9	—	—	—	223.9
Other current assets	0.1	63.8	0.3	0.5	—	64.7

Total Current Assets	0.1	1,583.3	36.1	140.8	(130.2)	1,630.1

Property, Plant and Equipment	—	5,210.4	90.0	84.7	—	5,385.1
Less accumulated depreciation	—	(3,351.8)	(47.7)	(9.6)	—	(3,409.1)
Property, plant and equipment, net	—	1,858.6	42.3	75.1	—	1,976.0

Other Assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	—	55.6
Investment in affiliates	(1,180.8)	1,180.8	40.1	998.6	(1,038.7)	—
Inter-company accounts	2,061.5	(3,066.3)	(20.8)	(300.8)	1,326.4	—
Other investments	—	31.6	—	20.5	—	52.1
Goodwill	—	—	32.8	4.3	—	37.1
Other intangible assets	—	—	0.2	—	—	0.2
Deferred tax asset	—	514.4	—	0.3	—	514.7
Other non-current assets	—	8.5	—	0.4	—	8.9

TOTAL ASSETS	$880.8	$2,110.9	$186.3	$939.2	$157.5	$4,274.7

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$423.8	$6.1	$9.1	$(0.1)	$438.9
Accrued liabilities	—	149.8	2.5	6.2	(1.5)	157.0
Current portion of long-term debt	—	0.7	—	—	—	0.7
Pension and other postretirement benefit obligations	—	143.6	—	0.5	—	144.1

Total Current Liabilities	—	717.9	8.6	15.8	(1.6)	740.7

Non-current Liabilities:
Long-term debt	—	605.8	—	—	—	605.8
Pension and other postretirement benefit obligations	—	1,851.2	—	5.0	—	1,856.2
Other non-current liabilities	—	116.8	—	75.8	(0.7)	191.9

Total Non-current Liabilities	—	2,573.8	—	80.8	(0.7)	2,653.9

TOTAL LIABILITIES	—	3,291.7	8.6	96.6	(2.3)	3,394.6
TOTAL AK HOLDING STOCKHOLDERS’ EQUITY (DEFICIT)	880.8	(1,180.8)	177.7	843.3	159.8	880.8
Noncontrolling interest	—	—	—	(0.7)	—	(0.7)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	880.8	(1,180.8)	177.7	842.6	159.8	880.1
TOTAL LIABILITIES AND EQUITY	$880.8	$2,110.9	$186.3	$939.2	$157.5	$4,274.7

Condensed Statements of Cash Flows
For the Three Months Ended March 31, 2010

	AK Holding	AK Steel	Guarantor Subsidiaries	Other	Eliminations	Consolidated Company
Net cash flows from operating activities	$(0.7)	$(108.7)	$(8.9)	$0.9	$10.2	$(107.2)
Cash flows from investing activities-
Capital investments	—	(14.6)	(0.2)	(2.1)	—	(16.9)
Net cash flows from investing activities	—	(14.6)	(0.2)	(2.1)	—	(16.9)
Cash flows from financing activities:
Redemption of long-term debt	—	(0.2)	—	—	—	(0.2)
Proceeds from stock options	1.3	—	—	—	—	1.3
Purchase of treasury stock	(7.5)	—	—	—	—	(7.5)
Common stock dividends paid	(5.5)	—	—	—	—	(5.5)
Inter-company activity	8.6	(7.5)	9.1	—	(10.2)	—
Advances from minority interest owner	—	—	—	2.3	—	2.3
Other items, net	3.8	0.5	—	(2.1)	—	2.2
Net cash flows from financing activities	0.7	(7.2)	9.1	0.2	(10.2)	(7.4)
Net decrease in cash and cash equivalents	—	(130.5)	—	(1.0)	—	(131.5)
Cash and equivalents, beginning of period	—	444.3	—	17.4	—	461.7
Cash and equivalents, end of period	$—	$313.8	$—	$16.4	$—	$330.2

Condensed Statements of Cash Flows
For the Three Months Ended March 31, 2009

	AK Holding	AK Steel	Guarantor Subsidiaries	Other	Eliminations	Consolidated Company
Net cash flows from operating activities	$(0.6)	$(53.9)	$3.5	$17.9	$4.1	$(29.0)
Cash flows from investing activities:
Capital investments	—	(44.7)	(0.2)	(0.2)	—	(45.1)
Other items, net	—	0.3	—	0.1	—	0.4
Net cash flows from investing activities	—	(44.4)	(0.2)	(0.1)	—	(44.7)
Cash flows from financing activities:
Redemption of long-term debt	—	(19.9)	—	—	—	(19.9)
Purchase of treasury stock	(11.4)	—	—	—	—	(11.4)
Common stock dividends paid	(5.5)	—	—	—	—	(5.5)
Inter-company activity	17.4	5.0	(3.4)	(14.9)	(4.1)	—
Advances from minority interest owner	—	11.2	—	—	—	11.2
Other items, net	0.1	(0.2)	0.1	(1.4)	—	(1.4)
Net cash flows from financing activities	0.6	(3.9)	(3.3)	(16.3)	(4.1)	(27.0)
Net increase (decrease) in cash and cash equivalents	—	(102.2)	—	1.5	—	(100.7)
Cash and equivalents, beginning of period	—	548.6	—	14.1	—	562.7
Cash and equivalents, end of period	$—	$446.4	$—	$15.6	$—	$462.0

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

The Company faced challenging times throughout 2009 as the entire steel industry was adversely impacted by the significant decline in the domestic and global economies.  The Company took immediate and proactive measures to address the challenging economic conditions, including reducing its operations to match customer demand, reducing overhead costs, implementing a five-percent pay cut for all salaried employees until conditions improved at the start of the fourth quarter, locking and freezing the qualified defined benefit plans for its salaried employees, effecting temporary layoffs of hourly and salaried employees, and reducing the size of its salaried workforce by offering an early retirement package and eliminating positions.  While 2009 began with weak demand for the Company’s products, market conditions improved as the year progressed and the Company improved its financial performance each quarter throughout 2009.  That progress continued in the first quarter of 2010, with significant improvement in shipments and key financial metrics, particularly with respect to year-on-year quarterly comparisons.

Steel shipments for the three months ended March 31, 2010 and 2009, were 1,385,800 tons and 778,800 tons, respectively.  The Company continues to focus on maximizing product profitability based on current and projected market demands – both domestically and internationally.  For the three-month period ended March 31, 2010, value-added products comprised 83.5% of total shipments compared to 86.3% for the three-month period ended March 31, 2009.  The value-added shipments were slightly lower as a percentage of total shipments, primarily because the Company took advantage of improving market conditions to increase hot-rolled carbon shipments to the spot market.  Total shipments for the first three months ended March 31, 2010, were substantially higher than during the same period in 2009 due to increased steel demand in all markets, but especially in the spot and automotive markets.  The coated and cold-rolled shipment increases were driven by higher spot and automotive market demand.  The increase in stainless/electrical steel shipments reflects improved demand in the automotive market with respect to stainless shipments.  Weakness in the housing market and the global economy generally, however, continued to limit electrical shipments.  The increase in hot-rolled was due to improved economic conditions which translated to increased service center shipments to end users.

The following presents net shipments by product line:

	For the Three Months Ended March 31,
(tons in thousands)	2010		2009
Stainless/electrical	212.1	15.3%	159.1	20.5%
Coated	635.2	45.8%	350.4	45.0%
Cold-rolled	281.8	20.3%	144.2	18.5%
Tubular	28.7	2.1%	18.2	2.3%
Subtotal value-added shipments	1,157.8	83.5%	671.9	86.3%

Hot-rolled	193.7	14.0%	75.5	9.7%
Secondary	34.3	2.5%	31.4	4.0%
Subtotal non value-added shipments	228.0	16.5%	106.9	13.7%

Total shipments	1,385.8	100.0%	778.8	100.0%

For the three months ended March 31, 2010, net sales were $1,405.7, reflecting an approximate 52% increase from first quarter 2009 net sales of $922.2.  Net sales to customers outside the United States totaled $197.8 and $180.2 during the first three months of 2010 and 2009, respectively.  A substantial majority of the revenue outside of the United States is associated with electrical and, to a lesser extent, stainless steel products.  The Company’s average selling price for the first quarter of 2010 was $1,014 per ton, an approximate 14% reduction from the Company’s first quarter 2009 average selling price of $1,184 per ton.  The increase in net sales reflected increased demand for virtually all steel products, particularly in the spot and automotive markets, following the worst global economic conditions in decades.  The decrease in average selling prices was primarily the result of a change in product and market mix, including higher hot-rolled shipments and somewhat lower electrical steel shipments.

Selling and administrative expense for the first quarter of 2010 was $54.2 compared to $47.8 for the same period in 2009.  The increase was due primarily to an overall higher level of spending on other expense items resulting from the improvement of overall business conditions and to higher compensation costs.  Depreciation expense was $50.3 for the first quarter of 2010, slightly lower than the $51.3 for the first quarter of 2009.

For the first quarter of 2010, the Company reported an operating profit of $57.6, or $42 per ton, compared to an operating loss of $99.9, or $128 per ton, in the first quarter of 2009.  The principal cause of this increase in operating performance was significantly higher steel shipments driven by increased customer demand.  In addition to providing increased revenue, the higher shipments enabled the Company to spread its operating costs over greater tons, thereby improving its operating profit.  Also, the Company’s raw material costs were lower in the first quarter of 2010 versus the first quarter of 2009.

The Company’s maintenance outage costs in the first three months of 2010 were approximately $2.3, which was lower than in the corresponding period in 2009.  The maintenance outage costs in the first three months of 2010 were related to an unplanned outage at the Company’s Ashland blast furnace.

The Company expects to incur higher raw material and energy costs in 2010. This is due, in part, to an anticipated cumulative increase in the price paid by the Company in 2010 for raw materials driven by higher demand as the global economy recovers from the downturn it experienced in 2009.  The Company also anticipates operating at significantly higher levels in 2010 compared to 2009, thus requiring the purchase of greater amounts of raw materials and energy.  Associated with the anticipated higher costs, the Company recorded a LIFO charge of $8.4 for the three months ended March 31, 2010, compared to a LIFO credit of $66.1 for the three months ended March 31, 2009.

For the first quarter of 2010, the Company’s interest expense was $8.9, compared to $10.2 for the same period in 2009.  The decrease was due primarily to the Company’s repurchase in 2009 of a portion of its 7 3/4% Senior Notes due in 2012 and a higher level of capitalized interest on outstanding capital projects.

Other income (expense) for the three months ended March 31, 2010, was expense of $4.6, compared to income of $2.3 for the corresponding period in 2009.  The first quarter of 2010 expense was due primarily to foreign exchange losses, whereas the first quarter of 2009 income was favorably impacted by the gain related to the repurchase of the Senior Notes described in the preceding paragraph.

Income taxes recorded for the year 2010 have been estimated based on year-to-date income and projected financial results for the full year.  The final effective tax rate to be applied to 2010 will depend, among other things, on the actual amount of taxable income generated by the Company for the full year.  As a result of the recently enacted Patient Protection and Affordable Care Act and the subsequent enactment of the Health Care and Education Reconciliation Act of 2010, the Company recorded a non-cash tax charge of $25.3 in the first quarter of 2010.  The charge is due to a reduction in the value of the Company’s deferred tax asset as a result of a change to the tax treatment associated with Medicare Part D reimbursements.

As a result of the various factors and conditions described above, the Company reported net income in the three months ended March 31, 2010, of $1.9, or $0.02 per diluted share, compared to a net loss of $73.4, or $0.67 per diluted share, in the first quarter of 2009.

Outlook

All of the statements in this “Outlook” section are subject to, and qualified by, the cautionary information set forth under the heading “Forward-Looking Statements.”

The Company expects shipments of approximately 1,450,000 tons for the second quarter of 2010, or nearly 5% over first quarter 2010 shipments, with an average selling price approximately 5% to 6% higher compared to the first quarter of 2010.  The Company anticipates that planned maintenance costs in the second quarter of 2010 will be approximately $15.0 higher than in the first quarter.  The Company estimates capital investments of approximately $175.0 in 2010.  The Company also anticipates higher raw material costs in the second quarter, but is unable at this time to quantify the amount of that increase, principally due to uncertainty with respect to iron ore costs.  There remains substantial uncertainty with respect to global iron ore pricing for 2010 and, if there is an increase in the price of iron ore beyond the 30% assumed by the Company with respect to the first quarter, it will have a negative impact on the Company’s second quarter financial performance.  Because iron ore pricing for 2010 has not yet been determined, the Company is unable at this time to reliably estimate its quarterly operating results for the second quarter of 2010.  See discussion immediately below for further details with respect to iron ore pricing in 2010.

Iron Ore Pricing

Iron ore is one of the principal raw materials required for the Company’s steel manufacturing operations.  For example, the Company expects to purchase approximately six million tons of iron ore pellets in 2010.  The Company makes most of its purchases of iron ore at negotiated prices under annual and multi-year agreements.  The multi-year agreements typically have a variable price mechanism by which the annual price of iron ore is adjusted based, in whole or in part, upon a benchmark price for iron ore established by contract negotiations between the principal iron ore producers and certain of their largest customers.  That benchmark price typically is set in the first quarter of each year and for the Company is retroactive to January 1 of that year.  For 2010, however, the benchmark price still has not been established.  Although there have been very recent media reports of at least one major European customer agreeing to a quarterly price increase of 100% for some forms of iron ore, there remains substantial uncertainty with respect to global iron ore pricing for 2010 and none of the Company's major iron ore suppliers have yet informed the Company that a benchmark price has been established.  In the absence of an established benchmark price, the Company continued to use an assumed increase of 30% in iron ore prices for purposes of its first quarter 2010 financial results.  This is consistent with the assumed increase which the Company used for its first quarter 2010 Outlook in its 2009 Annual Report on Form 10-K.  While the Company currently does not have any basis for determining, and cannot yet predict with any degree of certainty or reliability, what iron ore prices for 2010 will be, an increase greater than 30% is appearing more likely.  There is no basis at this point, however, for determining that such an increase greater than 30% will occur or, if so, how much more than 30% that increase will be.  If there is an increase in the 2010 price of iron ore beyond the 30% assumed with respect to the first quarter, it will have a negative impact on both the Company’s second quarter financial performance and its 2010 financial results.  This impact could occur principally in three ways.

First, at whatever point the increased iron ore price is finally determined, the Company will have to recognize the impact of that increase in its cost of goods sold starting in that quarter.  To the extent, if at all, the Company cannot recover that additional cost from its customers, it will negatively impact the Company’s financial results in that and subsequent quarters in 2010.

Second, to the extent that the Company did not recognize the full price increase (i.e. any amount over 30%) in the first quarter, that incremental amount will be recognized as an expense in the quarter in which the final price increase is determined.  Thus, for example, if the amount of the increase is finally determined in the second quarter, the Company will, in effect, recognize as an expense in the second quarter the incremental amount of the increase that is attributable to its first quarter sales.

Third, the increase will have a negative impact on the Company’s LIFO calculation to the extent of the incremental increase in price beyond the 30% already assumed by the Company for 2010.   That incremental increase will result in a higher value for the Company’s iron ore inventory and thus increase the Company’s estimated LIFO charge in 2010.

The Company attempts to mitigate the impact of its increased raw material costs in the normal course of pricing its own products through increased prices in the spot market and the use of variable pricing with its contract customers that allows the Company to adjust selling prices in response to changes in the cost of certain raw materials and energy, including iron ore.  It typically is unable, however, to recover 100% of its increased iron ore costs in this manner.  As noted above, the iron ore price increases under the Company’s multi-year supply contracts are retroactive to January 1.  Because the Company already has sold its products for all of the first quarter and a significant portion of the second quarter of 2010 at prices which may not fully reflect the iron ore price increases it will pay in 2010, it will be unable to recover the retroactive portion of the price increases, either through spot market price increases or through its variable pricing mechanisms with its contract customers.  For further details on this point, see discussion of Risk Factors below.  In addition, competitive market conditions have prevented the Company from being able to negotiate terms which enable it to recover 100% of its iron ore price increases from all of its customers, even on a prospective basis.  There are a variety of factors which ultimately will impact how much of any increase in iron prices the Company is able to recover through its own steel price increases, including the amount of the increase in the benchmark price for iron ore, the timing of when the benchmark price is set and whether it is an annual or quarterly benchmark, the final terms of the Company’s agreements with its contract customers, and the extent to which competitive pressures may prevent the Company from increasing the price of the steel it sells into the spot market sufficiently to cover the full amount of the iron ore price increase.  Because of these uncertainties, the Company is unable at this time to reliably estimate the net impact on its quarterly operating results for the second quarter of the potential iron ore price increase.

Electrical Steel Market

The Company sells its electrical steel products, which are iron-silicon alloys with unique magnetic properties, primarily to manufacturers of power transmission and distribution transformers and electrical motors and generators in the infrastructure and manufacturing markets.  The Company sells its electrical steel products both domestically and internationally.  Most of the Company’s revenue from sales outside of the United States is associated with electrical steel products.

In 2009, the Company experienced a significant decrease in both its domestic and international sales of grain-oriented electrical steel (“GOES”) products.  Internationally, this reduction was caused principally by the deterioration in the global economy and the related decline in spending for new electric power transmission and distribution transformers in developing countries. To a lesser extent, the Company’s international sales also were negatively impacted by the determination in the China trade case to impose duties on GOES imported from the United States.  Although the Company has been able to substantially replace the GOES sales it lost in China as a result of those duties, the continued weakness in the global economy has hampered the Company’s efforts to replace those sales entirely.    The domestic GOES market likewise was negatively impacted by reduced maintenance and capital spending by utilities and the decline in the United States housing and construction markets, which drive the domestic need for new electrical transformers.

Earlier in 2010, the Company believed that there would be a significant recovery in the demand for GOES products during the course of the year.  This belief was predicated on third-party forecasts for a significant rise in housing starts in the United States, input from the Company’s customers with respect to their anticipated 2010 electrical steel needs, and anticipated increased spending by utility companies worldwide driven by increased industrial demand for electricity in 2010.  More recently, however, the Company has seen significantly reduced forecasts with respect to domestic housing starts, received reduced projections from some of its customers with respect to their anticipated 2010 electrical steel buys, and seen the continuation of historically-low spending by utility companies for new power transmission and distribution transformers.  As a result of these developments which occurred over the course of the first quarter in 2010, the Company has reduced its forecast for GOES shipments for 2010.  The Company is, however, forecasting similar year-on-year shipments and, in fact, has seen growth in GOES shipments in the first quarter of 2010 compared to the fourth quarter of 2009.  More specifically, the Company’s GOES shipments increased in the first quarter of 2010 by approximately 8% versus the fourth quarter of 2009.  Looking forward, the Company expects its second quarter 2010 GOES shipments to be comparable to the first quarter, with demand picking up more in the second half of 2010 and beyond.

Coal Supply

Approximately 25% of the metallurgical coal which the Company anticipates consuming in 2010 was expected to be produced at the Upper Big Branch Mine of Massey Metallurgical Coal, Inc. (“Massey”) in West Virginia, which was the site of a recent tragic explosion with multiple fatalities.  As a consequence, Massey has sent a letter to the Company in which it asserts an incident of force majeure under the terms of the parties’ contract for the purchase of such coal.  Massey has not yet advised the Company with respect to how long the claimed condition of force majeure is expected to continue or whether Massey will meet its contractual commitments by substituting shipments from other mines it owns.  It is possible, however, that Massey will be unable to meet its contractual commitments to the Company with respect to all of the coal which it is under contract to sell to the Company in 2010.  The Company purchases coal from a diverse group of suppliers, however, and believes at this time that it will be able to secure alternative sources of coal for 2010.  The cost of acquiring that coal from alternative sources, however, may be significantly higher than the contract price which the Company would have paid to Massey.  The Company cannot reasonably predict at this time if it will incur such additional cost or, if it does, what the amount of that additional cost may be.

Impact of Recent Healthcare Legislation

On March 23, 2010, the Company announced that it would record a non-cash charge of approximately $31.0 in the first quarter of 2010 resulting from the recently-enacted Patient Protection and Affordable Care Act (the “Act”).  As a result principally of the subsequent enactment of the Health Care and Education Reconciliation Act of 2010 (the “Reconciliation Act”), and certain delays in effective dates set forth in that legislation, this charge was reduced to $25.3.  The charge is due to a reduction in the value of the Company’s deferred tax asset as a result of a change to the tax treatment associated with Medicare Part D reimbursements (which were established by Congress in 2003 as an incentive for companies to continue to provide retiree prescription drug benefits).

The Act was signed into law on March 23, 2010.  The Reconciliation Act was signed into law on March 30, 2010.  While the Company has been able to determine the impact of the change in the tax treatment associated with Medicare Part D reimbursements, there are other potential impacts which cannot be reasonably determined or even estimated at this time.  The Act, as modified by the Reconciliation Act, includes a large number of health-related provisions to take effect over the next four years, including expanded dependent coverage, subsidized insurance premiums, incentives for businesses to provide health care benefits, a prohibition on the denial of coverage and denial of claims based on pre-existing conditions, the creation of health insurance exchanges intended to help insure a large number of uninsured Americans through enhanced competition, and other expansions of healthcare benefits and coverage.  The costs of these provisions are expected to be funded by a variety of taxes and fees.  Some of these taxes and fees, as well as certain of the healthcare changes brought about by these acts (e.g., expanded dependent coverage) will result, directly or indirectly, in increased healthcare costs for the Company.  The Company cannot reasonably predict at this time what the amount of that additional cost may be.

Liquidity and Capital Resources

The Company continued its strong and stable liquidity position in the first quarter, with a total liquidity of over one billion dollars.  At March 31, 2010, the Company had total liquidity of $1,027.7, consisting of $330.2 of cash and cash equivalents and $697.5 of availability under the Company’s $850.0 five-year revolving credit facility (the “Credit Facility”).  At March 31, 2010, there were no outstanding borrowings under the Credit Facility; however, availability was reduced by $152.5 due to outstanding letters of credit.  The Company’s Credit Facility is secured by its inventory and accounts receivable.  Availability under the Credit Facility can fluctuate monthly based on the varying levels of eligible collateral.  The Company’s eligible collateral, after application of applicable advance rates, exceeded $850.0 as of March 31, 2010.

Cash used by operations totaled $107.2 for the three months ended March 31, 2010.  Primary uses of cash were a $75.0 pension contribution, a $65.0 contribution to a VEBA Trust established for Middletown Works retirees and an increase in working capital of $47.1.  The increase in working capital resulted primarily from higher accounts receivable attributable to the increased level of sales revenue.  Also contributing to the increase in working capital was an increase in inventories, as a result of both higher raw material costs and a higher level of inventories.  An increase in accounts payable partially offset the use of cash due to a higher level of business activity.

Pension- and Retiree Healthcare Benefit-related Matters

As previously noted, the Company made a pension contribution of $75.0 during the first quarter of 2010.  The Company also has announced plans to make an additional pension contribution of $35.0 by the end of the second quarter of 2010.  Total pension contributions of $110.0 will satisfy the Company’s required annual pension contributions for 2010 and will increase the Company’s total pension fund contributions since 2005 to over $1.1 billion.  Currently, the Company estimates required annual pension contributions for 2011 and 2012 to be approximately $275.0 each year.  The calculation of estimated future pension contributions requires the use of assumptions concerning future events.  The most significant of these assumptions relate to future investment performance of the pension funds, actuarial data relating to plan participants, and the benchmark interest rate used to discount future benefits to their present value. Because of the variability of factors underlying these assumptions, including the possibility of future pension legislation, the reliability of estimated future pension contributions decreases as the length of time until the contributions must be made increases.

In the first quarter of 2008, the Company received court approval regarding the October 2007 settlement with the Middletown Works retirees that required the Company to make a total of $663.0 in cash payments to a VEBA Trust.  The Company made an initial contribution of $468.0 in 2008.  It made the first of three subsequent annual payments of

$65.0 in March 2009, and the second $65.0 payment in March 2010.  See discussion of Middletown Works Retiree Healthcare Benefits Litigation in Note 9 of Part I, Item 1.

Investment and Financing Activity

During the three months ended March 31, 2010, net cash used by investing activities totaled $16.9, which includes $14.9 of routine capital investments and $2.0 in capital investments related to the investment by Middletown Coke Company, Inc. (“Middletown Coke”) in capital equipment for the coke plant being constructed in Middletown, Ohio.  The Middletown Coke capital investment is funded by its parent company, SunCoke Energy, Inc. (“SunCoke”), and is reflected as a payable from Middletown Coke to SunCoke which is reflected in other non-current liabilities on the Company's condensed consolidated balance sheets.

The Company entered into a 20-year supply contract in 2008 with Middletown Coke to provide the Company with metallurgical-grade coke and electrical power.  The coke and power will come from a new facility to be constructed, owned and operated by Middletown Coke adjacent to the Company’s Middletown Works.  Even though the Company has no ownership interest in Middletown Coke, the expected production from the facility is completely committed to the Company.  As such, Middletown Coke is deemed to be a variable interest entity and the financial results of Middletown Coke are required to be consolidated with the results of the Company as directed by ASC Topic 810, “Consolidation”.  At March 31, 2010, Middletown Coke had approximately $73.9 in assets comprised mainly of construction in progress.  Additionally, Middletown Coke had approximately $77.6 in liabilities, comprised mainly of payables to SunCoke which is reflected in other non-current liabilities on the Company's condensed consolidated balance sheets.

In August 2009, the Board also approved an agreement with Haverhill North Coke Company, an affiliate of SunCoke, to provide the Company with 550,000 tons of coke annually from SunCoke’s Haverhill facility (“SunCoke Haverhill”) located in southern Ohio.  The agreement has a 12-year term with two five-year renewal options.  Under the agreement, the Company also will purchase a portion of the electricity co-generated from the heat recovery coke battery.  Like the Middletown Coke agreement, this agreement enhances the Company’s long-term supply of cost-competitive coke and energy in an environmentally responsible fashion.  It also furthers the Company’s strategic goals to assure an adequate supply of a key raw material and to better insulate itself from volatile coke and energy prices.  The SunCoke Haverhill agreement does not replace or diminish the Company’s need for the coke and electricity from the Middletown Coke facility.  The Company continues to need the coke from that facility on a long-term basis and has no immediate plans to idle any of its existing cokemaking capacity. However, the age and rapidly escalating environmental compliance costs associated with the Company’s Ashland coke batteries are continuing concerns.

During the past five years, the Company announced $267.5 in capital investments to expand and improve the Company’s production capabilities for high value-added stainless and electrical steels.  The projects include replacing two of the existing electric arc furnaces (“EAF”) at the Company’s Butler Works with a single EAF capable of melting about 40% more than is produced in the current operation, as well as upgrading an existing processing line at Butler Works.  The new EAF will lower the Company’s operating costs and enable it to produce approximately 400,000 tons of additional carbon slabs at Butler Works, thus improving the Company’s self-sufficiency by reducing its need to purchase merchant slabs.  All but approximately $20.0 will be invested by the end of 2010, with the new EAF melting facility scheduled to start up in early-to-mid 2011.

During the three months ended March 31, 2010, cash used by financing activities netted $7.4.  This includes the purchase of $7.5 of the Company’s common stock primarily to satisfy federal, state and local taxes due upon the vesting of restricted stock, and the payment of common stock dividends in the amount of $5.5, and an offset of $2.3 in advances from noncontrolling interest owner SunCoke to Middletown Coke.

Credit Facility

The Company believes that its current liquidity will be adequate to meet its obligations for the foreseeable future.  Future liquidity requirements for employee benefit plan contributions, scheduled debt maturities, planned debt redemptions and capital investments are expected to be funded by internally generated cash and/or other financing sources.  To the extent, if at all, that the Company would need to fund any of its planned capital investments other than through internally generated cash, the Company’s Credit Facility is available for that purpose.  At March 31, 2010, there were no outstanding borrowings under the credit facility, with availability reduced $152.5 due to outstanding letters of credit.  However, it is extremely difficult to provide reliable financial forecasts, even on a quarterly basis, under the current business conditions.  The Company’s forward looking statements on liquidity are based on currently available information and expectations and, to the extent the information is inaccurate or conditions change, there could be a material adverse impact to the Company’s liquidity.

Dividends

On April 20, 2010, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.05 per share of common stock, payable on June 10, 2010, to stockholders of record on May 14, 2010.  Also on January 25, 2010, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.05 per share of common stock, payable on March 10, 2010, to stockholders of record on February 12, 2010.

The payment of cash dividends is subject to a restrictive covenant contained in the instruments governing most of the Company’s outstanding senior debt.  The covenant allows the payment of dividends, if declared by the Board of Directors, and the redemption or purchase of shares of its outstanding capital stock, subject to a formula that reflects cumulative net earnings.  As of March 31, 2010, the limitation on these restricted payments was $25.0.  Restrictive covenants also are contained in the instruments governing the Company’s Credit Facility.  Under these covenants, dividends and share repurchases are not restricted unless availability falls below $150.0, at which point dividends would be limited to $12.0 annually and share repurchases would be prohibited.  As of March 31, 2010, the availability under the Credit Facility was $697.5.  Accordingly, none of the covenants currently prevent the Company from declaring and paying a dividend to its stockholders.

Senior Notes

During the first quarter of 2009, the Company repurchased $23.1 of its 7 3/4% senior notes due in 2012 (the “Senior Notes”), with cash payments totaling $19.8.  In connection with these repurchases, the Company recorded non-cash, pre-tax gains of approximately $3.3.  The repurchases were funded from the Company’s existing cash balances.

The indentures governing the Company’s outstanding Senior Notes also include a provision permitting the Company, on or after June 15, 2010, to redeem at par value all or a portion of the then-outstanding Senior Notes upon thirty days’ advance written notice to the holders of such notes.  In light of what the Company perceives as opportune economic and market conditions, the Company is actively considering a transaction to refinance and/or call the Senior Notes. Subject to the possibility of a change in economic or market conditions, or a change in the Company’s evaluation of the benefits of refinancing, the Company expects to engage in such a refinancing in the near term.  The Company continues to assess its options for accomplishing a refinancing, which may include an offering of new senior notes and the retirement of the outstanding Senior Notes or the Company’s exercise of its redemption right under the indentures, or a combination of the two.

Restrictions under the Credit Facility and Senior Notes

The indentures governing the Company’s Senior Notes and its Credit Facility contain restrictions and covenants that may limit the Company’s operating flexibility.

The Senior Notes’ indentures include restrictive covenants regarding (a) the use of proceeds from asset sales, (b) some investments, (c) the amount of sale/leaseback transactions, and (d) transactions by subsidiaries and with affiliates.  Furthermore, the Senior Notes’ indentures impose the following additional financial covenants:

●
A minimum interest coverage ratio of at least 2.5 to 1 for the incurrence of debt.  Failure to meet this covenant limits the amount of additional debt the Company could incur to $100.0.  This limitation does not apply to borrowings from the revolving credit facility.  At March 31, 2010, the ratio was below the 2.5 incurrence test.  Because of the Company’s current cash and liquidity position, however, it does not expect the restriction imposed by its noncompliance with this covenant to have a materially adverse effect on the Company or its operations.  This number is calculated by dividing the interest expense, including capitalized interest and fees on letters of credit, into EBITDA (defined, essentially, as operating income (i) before interest, income taxes, depreciation, amortization of intangible assets and restricted stock, extraordinary items and purchase accounting and asset distributions, (ii) adjusted for income before income taxes for discontinued operations, and (iii) reduced for the charges related to impairment of goodwill special charges, and pension and other postretirement employee benefit obligation corridor charges).  The corridor charges are amortized over a 10-year period for this calculation.

●
A limitation on “restricted payments”, which consist primarily of dividends and share repurchases, of $25.0 plus 50% of cumulative net income (or minus 100% of cumulative net loss) from April 1, 2002.  As of March 31, 2010, the limitation on restricted payments was $25.0.

The Company’s Credit Facility contains restrictions on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliate transactions.  None of these restrictions affect or limit the Company’s ability to conduct its business in the ordinary course.  In addition, the Credit Facility requires maintenance of a minimum fixed charge coverage ratio of one to one if availability under the facility is less than $125.0.

Forward-Looking Statements

Certain statements made or incorporated by reference in this Form 10-Q, or made in press releases or in oral presentations made by Company employees, reflect management’s estimates and beliefs and are intended to be, and are hereby identified as “forward-looking statements” for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These include, but are not limited to, certain paragraphs in Item 2, Management’ Discussion and Analysis of Financial Condition and Results of Operations, such as “Outlook,” “Iron Ore Pricing,” “Electrical Steel Market,” “Coal Supply,” “Impact of Recent Healthcare Legislation,” “Liquidity and Capital Resources” and “Risk Factors.”  Words such as “expects,” “anticipates,” “believes,” “intends,” “plans,” “estimates” and other similar references to future periods typically identify such forward-looking statements.   These forward looking statements reflect the current belief and judgment of the Company’s management, but are not guarantees of future performance or outcomes. They are based on a number of assumptions and estimates that are inherently subject to economic, competitive, regulatory, and operational risks, uncertainties and contingencies that are beyond the Company’s control, and upon assumptions with respect to future business decisions and conditions that are subject to change.  Such risks, uncertainties, contingencies and changes to assumptions could cause actual results to differ materially from those currently expected by management and include, among others: risks related to or in connection with reduced selling prices and shipments associated with a cyclical industry, severe financial hardship or bankruptcy of one of more of our major customers, decreased demand in key product markets, depressed electrical steel sales as a result of continued low volume of U.S. housing starts, decreased utility company spending and low demand as a result of general economic conditions, competitive pressure from increased global steel production and imports, changes in the cost of raw materials and energy, disruptions with respect to our supply of raw materials, disruptions with respect to production, changes in the law or circumstances impacting our healthcare and pension obligations, increased employee healthcare costs and related taxes and fees incurred by the Company as a result of the Health Care and Education Reconciliation Act of 2010, inability to timely reach new and satisfactory labor agreements, unexpected outcomes in major litigation, arbitrations, environmental issues and other contingencies, climate change and greenhouse gas emission limitations and regulations; and financial, credit, capital and/or banking markets.

As discussed in its Annual Report on Form 10-K for the year ended December 31, 2009, the Company cautions readers that such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management.  See “Risk Factors” in Part II, Item 1A of this report and in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2009.

Any forward-looking statement made by the Company in this document speaks only as of the date on which it is made. Factors or events that could cause actual results to differ may emerge from time to time, and it is not possible for the Company to predict all of them.  The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

In the ordinary course of business, the Company’s primary areas of market risk include changes in (a) interest rates, (b) the prices of raw materials and energy sources, and (c) foreign currency exchange rates.  The Company manages interest rate risk by issuing variable- and fixed-rate debt, and currently has $504.0 of fixed-rate debt and $102.9 of variable-rate debt outstanding.  The fair value of this debt as of March 31, 2010, was $611.9.  A reduction in prevailing interest rates or improvement in the Company’s credit rating could increase the fair value of this debt.  A reduction in the rate used to discount total future principal and interest payments of 1% would result in an increase in the total fair value of the Company’s long-term debt of approximately $25.4.  An unfavorable effect on the Company’s financial results and cash flows from exposure to interest rate declines and a corresponding increase in the fair value of its debt would result only if the Company elected to repurchase its outstanding debt securities at prevailing market prices.

With regard to raw materials and energy sources, natural gas prices, in particular, have been highly volatile.  In addition, the cost of scrap (which is purchased in the spot market and is not susceptible to hedging) and the cost of iron ore both have been volatile over the course of the last several years.  Collectively, these and other raw material and energy cost fluctuations have affected the Company’s margins and made it more difficult to forecast because much of the Company’s revenue comes from annual or longer contracts with its customers.  To address such cost volatility, where competitively possible, the Company attempts to add a surcharge to the price of steel it sells to the spot market and to negotiate a variable pricing mechanism with its contract customers that allows the Company to adjust selling prices in response to changes in the cost of certain raw materials and energy.  In addition, in the case of stainless steel, increased costs for nickel, chrome and molybdenum can usually be recovered through established price surcharges.  Therefore, fluctuations in the price of energy (particularly natural gas and electricity), raw materials (such as scrap, purchased slabs, coal, iron ore, and zinc) or other commodities will be, in part, passed on to the Company’s customers rather than absorbed solely by the Company.

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

The Company uses cash settled commodity price swaps and/or options to hedge the market risk associated with the purchase of certain of its raw materials and energy requirements.  Such hedges routinely are used with respect to a portion of the Company’s natural gas and nickel requirements and are sometimes used with respect to its aluminum, zinc and electricity requirements.  The Company’s hedging strategy is designed to protect it against normal volatility.  However, abnormal price increases in any of these commodity markets could negatively impact operating costs.  The effective portion of the gains and losses from the use of these instruments for natural gas and electricity are deferred in accumulated other comprehensive income on the condensed consolidated balance sheets and recognized into cost of products sold in the same period as the underlying transaction.  At March 31, 2010, accumulated other comprehensive income included $19.1 in unrealized net-of-tax losses for the fair value of these derivative instruments.  All other commodity price swaps and options are marked to market and recognized into cost of products sold with the offset recognized as other current assets or other accrued liabilities.  At March 31, 2010, other current assets of $3.3, other non-current assets of $0.6 and accrued liabilities of $34.6 were included on the condensed consolidated balance sheets for the fair value of these commodity hedges.  The following table presents the negative effect on pre-tax income of a hypothetical change in the fair value of derivative instruments outstanding at March 31, 2010, due to an assumed 10% and 25% decrease in the market price of each of the indicated commodities.

Commodity Derivative	10% Decrease	25% Decrease
Natural Gas	$8.7	$21.8
Nickel	0.9	2.4
Electricity	0.7	1.9

Because these instruments are structured and used as hedges, these hypothetical losses would be offset by the benefit of lower prices paid for the physical commodity used in the normal production cycle.  The Company currently does not enter into swap or option contracts for trading purposes.

The Company is also subject to risks of exchange rate fluctuations on a small portion of intercompany receivables that are denominated in foreign currencies.  The Company occasionally uses forward currency contracts to manage exposures to certain of these currency price fluctuations.  At March 31, 2010, the Company had outstanding forward currency contracts with a total notional value of $26.6 for the sale of euros.  Based on the contracts outstanding at March 31, 2010, a 10% change in the dollar to euro exchange rate would result in an approximate $2.7 pretax impact on the value of these contracts on a mark to market basis.

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

The Company cautions readers that its business activities involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management.  The following is an update to the Company’s descriptions of risk factors reported in its Annual Report on Form 10-K for the calendar year 2009.

●
Risk of changes in the cost of raw materials and energy.  Approximately 45% of the Company’s shipments are in the spot market, and pricing for these products fluctuates regularly based on prevailing market conditions.  The remainder of the Company’s shipments is pursuant to contracts having durations of six months or more.  Approximately 83% of the Company’s shipments to contract customers include variable pricing mechanisms to adjust the price or to impose a surcharge based upon changes in certain raw material and energy costs, but those adjustments do not always reflect all of the underlying raw material and energy cost changes.  Many of the Company’s contracts contain fixed prices that do not allow a pass through of all of the raw material and energy cost increases or decreases.  Thus, the price at which the Company sells steel will not necessarily change in tandem with changes in its raw material and energy costs.  As a result, a significant increase in raw material or energy costs could adversely impact the Company’s financial results.  This risk is particularly significant with respect to iron ore costs due to the substantial uncertainty relating to the pricing of iron ore in 2010 and the fact that, when the price of iron ore finally is determined for 2010, it will be retroactive to January 1, 2010. Because the Company already has sold its products for all of the first quarter and a significant portion of the second quarter of 2010 at prices which may not fully reflect the iron ore price increases it will pay in 2010, it will be unable to recover the retroactive portion of the price increases through its variable pricing mechanisms with its contract customers.  This risk also is present at a higher than normal level currently with respect to coal costs because of a recent explosion at a mine operated in West Virginia which is a significant supplier of the Company’s metallurgical coal. It is uncertain at this time how long that mine will be out of operation and what impact on market prices will result from the absence of production at the mine for a period of time. The impact of significant fluctuations in the price the Company pays for its raw materials can be exacerbated by the Company’s “last in, first out” (“LIFO”) method for valuing inventories when there are significant changes in the cost of raw materials or energy or in the Company’s raw material inventory levels. The impact of LIFO accounting may be particularly significant with respect to period-to-period comparisons.

●
Risk of reduced demand in key product markets.  Although significantly reduced from prior years, the automotive and housing markets remain important elements of the Company’s business.  Though conditions have improved in recent months for the automotive market, the housing market continues to suffer from the severe economic downturn that started in the fall of 2008.  The continued recession in the domestic housing market directly impacts the demand for the Company’s electrical steel and has continued to a greater extent than had previously been anticipated by the Company based upon public reports and economic forecasts.  In addition, the global demand for electrical steel products has not increased at as significant a rate as the Company previously had expected.  Electrical steel is one of the Company’s more profitable product lines.  Therefore, if demand for the Company’s electrical steel products declines from current projections, it could negatively affect the Company’s sales, financial results and cash flows.

●
Risks associated with the Company’s healthcare obligations.  The Company provides healthcare coverage to its active employees and its retirees, as well as to certain members of their families.  The Company is self-insured with respect to substantially all of its healthcare coverage.  While the Company has mitigated its exposure to rising healthcare costs through cost sharing and healthcare cost caps, the cost of providing such healthcare coverage is greater on a relative basis for the Company than for other steel companies against whom the Company competes which either provide a lesser level of benefits, require that their participants pay more for the benefits they receive, or do not provide coverage to as broad a group of participants (e.g., they do not provide retiree healthcare benefits).  Moreover, litigation has been filed against the Company on behalf of various groups of its retirees alleging that the Company lacked the authority to impose certain cost sharing and healthcare cost caps.  If that litigation is successful, it could adversely affect the Company’s financial results and could adversely affect the long-term ability of the Company to provide future healthcare benefits.  In addition, the potential impacts of federal healthcare legislation could adversely affect the Company’s financial condition through increased costs.  In that regard, on March 23, 2010, the Patient Protection and Affordable Care Act (the “Act”) was signed into law.  On March 30, 2010, the Health Care and Education Reconciliation Act of 2010 (the “Reconciliation Act”) was signed into law.  As a result of this legislation, the Company recorded a non-cash charge of $25.3 in the first quarter of 2010. The charge was due to a reduction in the value of the Company’s deferred tax asset as a result of a change to the tax treatment associated with Medicare Part D reimbursements.  While the Company has been able to determine the impact of the change in the tax treatment associated with Medicare Part D reimbursements, there are other potential impacts which cannot be reasonably determined or even estimated at this time.  The Act, as modified by the Reconciliation Act, includes a large number of health-related provisions to take effect over the next four years, including expanded dependent coverage, subsidized insurance premiums, incentives for businesses to provide health care benefits, a prohibition on the denial of coverage and denial of claims based on pre-existing conditions, the creation of health insurance exchanges intended to help insure a large number of uninsured Americans through enhanced competition, and other expansions of healthcare benefits and coverage.  The costs of these provisions are expected to be funded by a variety of taxes and fees.  Some of these taxes and fees, as well as certain of the healthcare changes brought about by these acts will result, directly or indirectly, in increased healthcare costs for the Company.  The Company cannot reasonably predict at this time what the amount of that additional cost may be.

●
Risks associated with climate change and greenhouse gas emission limitations. The United States has not ratified the 1997 Kyoto Protocol Treaty (the “Kyoto Protocol”) and the Company does not produce steel in a country which has ratified that treaty. Negotiations for a treaty which would succeed the Kyoto Protocol are ongoing and it is not known yet what the terms of that successor treaty ultimately will be or if the United States will ratify it.  It appears, however, that limitations on greenhouse gas emissions may be imposed in the United States at some point in the future through federally enacted legislation or regulation.  Bills recently introduced in the United States Congress are aimed at limiting carbon emissions from companies which conduct business that is carbon-intensive.  Such bills, if enacted, would apply to the steel industry, generally, and the Company, in particular.  Among other potential material items, each bill includes a proposed system of carbon emission credits issued to certain companies, similar to the European Union’s existing “cap and trade” system.  That said, each of these bills is likely to be altered substantially as they move through the legislative process, making it difficult at this time to forecast what the final legislation, if any, will look like and the resulting effects on the Company.  If legislation similar to these bills is enacted, however, the Company likely will suffer negative financial impact as a result of increased energy, environmental and other costs in order to comply with the limitations that would be imposed on greenhouse gas emissions.  In addition, depending upon whether similar limitations are imposed globally, the legislation could negatively impact the Company’s ability to compete with foreign steel companies situated in areas not subject to such limitations.  Unless and until the legislation is enacted and its terms are known, however, the Company cannot reasonably or reliably estimate the impact of such legislation on its financial condition, operating performance or ability to compete.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities in the quarter ended March 31, 2010.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares (Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
January 1 through 31, 2010	311,781	$22.81	—
February 1 through 28, 2010	12,445	$20.62	—
March 1 through 31, 2010	3,752	$23.60	—
Total	327,978	$22.73	—	$125.6

(1)
During the quarter, the Company repurchased 327,978 shares of common stock owned by participants in its restricted stock awards program under the terms of the AK Steel Holding Corporation Stock Incentive Plan.  In order to satisfy the requirement that an amount be withheld that is sufficient to pay federal, state and local taxes due upon the vesting of the restricted stock, employees are permitted to have the Company withhold shares having a fair market value equal to the minimum statutory withholding rate which could be imposed on the transaction.  The Company repurchases the withheld shares at the quoted average of the reported high and low sales prices on the day the shares are withheld.

(2)
On October 21, 2008, the Company announced that its Board of Directors had authorized the Company to repurchase, from time to time, up to $150.0 of its outstanding equity securities.  There is no expiration date specified in the Board of Directors’ authorization.

Item 5.	Exhibits.

	Exhibit 31.1.	Section 302 Certification of Chief Executive Officer
	Exhibit 31.2.	Section 302 Certification of Chief Financial Officer
	Exhibit 32.1.	Section 906 Certification of Chief Executive Officer
	Exhibit 32.2.	Section 906 Certification of Chief Financial Officer
Exhibit 101.*
Financial statements from the Quarterly Report on Form 10-Q of AK Steel Holding Corporation for the quarter ended March 31, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

*This exhibit is being furnished on a voluntary basis in advance of the XBRL phase-in schedule applicable to the registrant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the following duly authorized persons.

AK STEEL HOLDING CORPORATION
(Registrant)

Dated:	April 26, 2010	/s/ Albert E. Ferrara, Jr.
Albert E. Ferrara, Jr.
Vice President, Finance and Chief Financial Officer

Dated:	April 26, 2010	/s/ Roger K. Newport
Roger K. Newport
Controller and Chief Accounting Officer