Form 10-Q
period 2010-06-30
AK STEEL HOLDING CORP
filed 2010-07-30
CIK 918160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
_________________________________

FORM 10-Q
_________________________________
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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
109,984,622 shares of common stock
(as of July 28, 2010)

AK STEEL HOLDING CORPORATION

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

AK STEEL HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(unaudited)	2010	2009	2010	2009

Net sales	$1,596.1	$793.6	$3,001.8	$1,715.8
Cost of products sold (exclusive of items shown below)	1,428.0	766.6	2,671.6	1,689.6
Selling and administrative expenses	52.6	47.9	106.8	95.7
Depreciation	49.9	51.6	100.2	102.9

Total operating costs	1,530.5	866.1	2,878.6	1,888.2

Operating profit (loss)	65.6	(72.5)	123.2	(172.4)

Interest expense	11.1	9.2	20.0	19.4
Other income (expense)	(9.2)	3.4	(13.8)	5.7

Income (loss) before income taxes	45.3	(78.3)	89.4	(186.1)

Income tax provision due to tax law change	—	—	25.3	—
Income tax provision (benefit)	18.9	(30.3)	36.3	(64.5)

Total income tax provision (benefit)	18.9	(30.3)	61.6	(64.5)

Net income (loss)	26.4	(48.0)	27.8	(121.6)
Less: Net loss attributable to noncontrolling interests	(0.3)	(0.8)	(0.8)	(1.0)
Net income (loss) attributable to AK Steel Holding Corporation	$26.7	$(47.2)	$28.6	$(120.6)

Basic and diluted earnings per share:
Net income (loss) attributable to AK Steel Holding Corporation common stockholders	$0.24	$(0.43)	$0.26	$(1.10)

Common shares and common share equivalents outstanding (weighted average in millions):
Basic	109.5	108.7	109.5	109.3
Diluted	109.9	108.7	109.9	109.3

Dividends declared and paid per share	$0.05	$0.05	$0.10	$0.10

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions)
	June 30,	December 31,
(unaudited)	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$129.5	$461.7
Accounts receivable, net	649.5	463.1
Inventory, net	724.5	416.7
Deferred tax asset, current	238.6	223.9
Other current assets	27.4	64.7
Total Current Assets	1,769.5	1,630.1
Property, Plant and Equipment	5,479.6	5,385.1
Accumulated depreciation	(3,509.0)	(3,409.1)
Property, Plant and Equipment, net	1,970.6	1,976.0
Other Assets:
Investment in AFSG Holdings, Inc.	55.6	55.6
Other investments	51.5	52.1
Goodwill	37.1	37.1
Other intangible assets	0.2	0.2
Deferred tax asset, non-current	458.6	514.7
Other non-current assets	16.9	8.9
Total Non-current Assets	619.9	668.6
TOTAL ASSETS	$4,360.0	$4,274.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$792.0	$438.9
Accrued liabilities	167.4	157.0
Current portion of long-term debt	0.7	0.7
Current portion of pension and other postretirement benefit obligations	140.6	144.1
Total Current Liabilities	1,100.7	740.7
Non-current Liabilities:
Long-term debt	501.9	605.8
Pension and other postretirement benefit obligations	1,662.4	1,856.2
Other non-current liabilities	225.8	191.9
Total Non-current Liabilities	2,390.1	2,653.9
TOTAL LIABILITIES	3,490.8	3,394.6
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, authorized 25,000,000 shares	—	—
Common stock, authorized 200,000,000 shares of $.01 par value each; issued 2010, 122,797,017 shares, 2009, 121,881,816 shares; outstanding 2010, 109,977,430 shares, 2009, 109,394,455 shares	1.2	1.2
Additional paid-in capital	1,926.0	1,911.4
Treasury stock, common shares at cost, 2010, 12,819,587 shares; 2009, 12,487,361 shares	(169.8)	(162.2)
Accumulated deficit	(1,019.9)	(1,037.5)
Accumulated other comprehensive income	133.7	167.9
Total AK Steel Holding Corporation Stockholders’ Equity	871.2	880.8
Noncontrolling interest	(2.0)	(0.7)
TOTAL STOCKHOLDERS’ EQUITY	869.2	880.1
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,360.0	$4,274.7

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
	Six Months Ended
	June 30,
(unaudited)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$27.8	$(121.6)
Depreciation	100.2	102.9
Amortization	11.0	6.6
Deferred income taxes	63.6	(37.4)
Contributions to pension trust	(110.0)	(100.0)
Contributions to Middletown retirees VEBA	(65.0)	(65.0)
Pension and other postretirement benefit payments greater than expense	(54.0)	(31.3)
Working capital	(160.6)	162.6
Working capital – Middletown Coke	15.0	3.9
Other operating items, net	17.7	26.7
Net cash flows from operating activities	(154.3)	(52.6)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	(35.0)	(76.8)
Capital investments – Middletown Coke	(48.9)	(18.8)
Other investing items, net	1.0	0.3
Net cash flows from investing activities	(82.9)	(95.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	400.0	—
Redemption of long-term debt	(505.9)	(23.1)
Debt issuance costs	(8.7)	—
Proceeds from exercise of stock options	1.3	—
Purchase of treasury stock	(7.5)	(11.4)
Common stock dividends paid	(11.0)	(11.0)
Advances from noncontrolling interest owner to Middletown Coke	35.0	15.5
Other financing items, net	1.8	1.0
Net cash flows from financing activities	(95.0)	(29.0)
Net decrease in cash and cash equivalents	(332.2)	(176.9)

Cash and cash equivalents, beginning of period	461.7	562.7

Cash and cash equivalents, end of period	$129.5	$385.8

Supplemental disclosure of cash flow information:
Net cash paid (received) during the period for:
Interest, net of capitalized interest	$13.9	$28.4
Income taxes	(20.4)	(25.7)

Supplemental disclosure of non-cash investing and financing activities —
Issuance of restricted common stock and restricted stock units	$6.4	$4.2

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise indicated)

NOTE 1 - Basis of Presentation

In the opinion of the management of AK Steel Holding Corporation (“AK Holding”) and AK Steel Corporation (“AK Steel”, and together with AK Holding, the “Company”), the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2010, the results of its operations for the three- and six-month periods ended June 30, 2010 and 2009, respectively, and its cash flows for the six-month periods ended June 30, 2010 and 2009, respectively.  The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2009.

NOTE 2 - Earnings and Dividends Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income (loss) attributable to AK Holding	$26.7	$(47.2)	$28.6	$(120.6)
Less: Distributed earnings to common stockholders and holders of certain stock compensation awards	5.5	—	11.0	—
Undistributed earnings (losses)	$21.2	$(47.2)	$17.6	$(120.6)

Common stockholders earnings – basic and diluted:
Distributed earnings to common stockholders	$5.5	$—	$11.0	$—
Undistributed earnings (losses) to common stockholders	21.1	(47.2)	17.5	(120.6)
Common stockholders earnings (losses) – basic	$26.6	$(47.2)	$28.5	$(120.6)

Common shares outstanding (weighted average in millions):
Common shares outstanding for basic earnings per share	109.5	108.7	109.5	109.3
Effect of dilutive stock-based compensation	0.4	—	0.4	—
Common shares outstanding for diluted earnings per share	109.9	108.7	109.9	109.3

Basic and diluted earnings per share:
Distributed earnings	$0.05	$—	$0.10	$—
Undistributed earnings (losses)	0.19	(0.43)	0.16	(1.10)
Basic earnings (losses) per share	$0.24	$(0.43)	$0.26	$(1.10)

Potentially issuable common shares (in millions) excluded from earnings per share calculation due to anti-dilutive effect	0.6	1.1	0.3	1.1

Earnings per share (“EPS”) is calculated utilizing the “two-class” method by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of common shares outstanding during the period.  In applying the “two-class” method, undistributed earnings are allocated to both common shares and participating securities.   The restricted stock granted by AK Holding is entitled to dividends and meets the criteria of a participating security.

The following table lists the dates thus far in 2010 on which the Company announced that its Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock, the record dates for determining stockholders of record, and the payment dates for the quarterly cash dividend.

2010 COMMON STOCK DIVIDENDS

Announcement Date	Record Date	Payment Date	Per Share
January 25, 2010	February 12, 2010	March 10, 2010	$0.05
April 20, 2010	May 14, 2010	June 10, 2010	$0.05
July 27, 2010	August 13, 2010	September 10, 2010	$0.05

NOTE 3 - Inventories

Inventories are valued at the lower of cost or market.  The cost of the majority of inventories is measured on the last in, first out (LIFO) method.  Other inventories are measured principally at average cost.

	June 30,	December 31,
	2010	2009
Finished and semi-finished	$886.1	$617.6
Raw materials	292.8	204.3
Total cost	1,178.9	821.9
Adjustment to state inventories at LIFO value	(454.4)	(405.2)
Net inventories	$724.5	$416.7

Inventory values include a value attributable to iron ore.   The global benchmark price of iron ore for 2010 has not yet been established.   That benchmark price will impact the price paid by the Company for iron ore in 2010 under contracts with its existing principal iron ore suppliers.   For purposes of the inventory valuations above, the Company has assumed an increase in the 2010 benchmark price for iron ore of 65%.  The price ultimately paid by the Company for iron ore in 2010 may differ from this assumption.

NOTE 4 - Pension and Other Postretirement Benefits

The Company provides noncontributory pension and various healthcare and life insurance benefits to most employees and retirees.  The pension plan is not fully funded.  Through the first six months of 2010 the Company has contributed $110.0 to the qualified pension plan trust, which satisfies the Company’s minimum required contribution for 2010.  Of this total, $75.0 was contributed in the first quarter of 2010 and $35.0 was contributed in the second quarter of 2010.  During 2009, the Company made $210.0 in aggregate contributions to the qualified pension plan trust.

Net periodic benefit costs for pension and other postretirement benefits were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Pension Benefits
Service cost	$0.9	$0.8	$1.7	$2.0
Interest cost	47.9	52.5	95.8	104.9
Expected return on assets	(49.0)	(44.7)	(97.9)	(89.3)
Amortization of prior service cost	0.6	0.6	1.6	1.6
Amortization of loss	4.3	4.5	8.6	9.0
Net periodic benefit cost	$4.7	$13.7	$9.8	$28.2

Other Postretirement Benefits
Service cost	$1.1	$1.0	$2.1	$2.0
Interest cost	10.7	13.8	21.5	27.6
Amortization of prior service credit	(19.7)	(19.8)	(39.4)	(39.5)
Amortization of gain	(0.6)	(0.8)	(1.3)	(1.7)
Net periodic benefit cost (income)	$(8.5)	$(5.8)	$(17.1)	$(11.6)

The decrease in “Net periodic benefit cost” for Pension Benefits for the three and six months ended June 30, 2010 was principally caused by a reduction in interest cost and an increased return on assets because of a higher base.  The reduction in interest cost was principally the result of lower discount rates.  The increased return on assets was principally due to a higher market value of assets at December 31, 2009 compared to December 31, 2008.

The increase in “Net periodic benefit income” for Other Postretirement Benefits for the three and six months ended June 30, 2010, was principally caused by a reduction in interest cost as a result of a lower discount rate and lower other postretirement benefit obligations.

The “Amortization of gain” for Other Postretirement Benefits was decreased by $0.4 and $0.8, respectively, in the three and six month periods ended June 30, 2010, as a result of a preliminary injunction issued on January 29, 2010, in a case filed by three former hourly workers retired from the Company’s Butler Works.  The preliminary injunction bars the Company from effecting any further benefit reductions or new healthcare charges for Butler Works retirees pending final judgment in the case.  A further discussion of the case and the injunction can be found in Note 9.

The total projected future benefit obligation of the Company with respect to payments for healthcare benefits to the Company’s retirees is accounted for as “Pension and other postretirement benefit obligations” on the Company’s Condensed Consolidated Balance Sheets.  The net amount of the liability recognized by the Company, as of June 30, 2010, for future payment of such benefit obligations was approximately $0.8 billion, compared to approximately $0.9 billion at December 31, 2009.

As a result of the enactment of the Patient Protection and Affordable Care Act and the subsequent enactment of the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Acts”), the Company recorded a non-cash charge of $25.3 in the first quarter of 2010.  The charge was due to a reduction in the value of the Company’s deferred tax asset as a result of a change to the tax treatment associated with Medicare Part D reimbursements.  The Company expects to continue to receive Medicare Part D reimbursements notwithstanding passage of the Health Care Acts.

NOTE 5 - Share-based Compensation

AK Holding’s Stock Incentive Plan (the “SIP”) permits the granting of nonqualified stock option, restricted stock, performance share and restricted stock unit awards to Directors, officers and other employees of the Company.  At   AK Holding’s 2010 Annual Meeting of Stockholders (the “Annual Meeting”), the stockholders approved, among other items, an increase of three million shares in the aggregate maximum number of shares issuable under the SIP to a total of 19 million shares and an extension of the period during which equity grants may be made under the SIP through December 31, 2019.  The shares that are issued as the result of these grants will be newly issued shares.  At the Annual Meeting, the stockholders also re-approved the material terms of the performance goals under the SIP, thereby enabling AK Holding to maintain the tax deductibility of performance-based equity compensation pursuant to Section 162(m) of the Internal Revenue Code.

With respect to stock options, the exercise price of each option may not be less than the market price of the Company’s common stock on the date of the grant.  The Company has not had, and does not have, a policy or practice of repricing stock options to lower the price at which such option is exercisable.  Stock options have a maximum term of ten years and may not be exercised earlier than six months following the date of grant or such other term as may be specified in the award agreement.  Stock options granted to officers and key managers vest and become exercisable in three equal installments on the first, second and third anniversary of the grant date. Stock options formerly were granted to Directors.  Those options vested and became exercisable after one year.  On July 16, 2009, the Board of AK Holding, upon the recommendation of its outside compensation consultant, approved a change to the Director compensation program.  This change replaced the grants of stock options which non-employee Directors previously received upon election to the Board and at five-year intervals thereafter with ongoing quarterly awards of restricted stock units (“RSUs”) in the total annualized amount of thirty-five thousand dollars.  This change did not affect the vesting of stock options granted to Directors prior to July 16, 2009.

Performance shares vest after a three-year period.  Though a target number of performance shares is awarded on the grant date, the total number of performance shares issued to the participant upon vesting is based on two equally-rated metrics: (i) the Company’s share performance compared to a prescribed compounded annual growth rate and (ii) the Company’s total share return compared to Standard and Poor’s MidCap 400 index.

Restricted stock awards granted to officers and key managers on or prior to December 31, 2006, were awarded on terms pursuant to which 25% of the shares covered by the award vest two years after the date of the award and an additional 25% vest on the third, fourth and fifth anniversaries of the date of the award.  Restricted stock awards granted to officers and key managers after December 31, 2006, ordinarily are awarded on terms pursuant to which the shares covered by the award vest ratably on the first, second and third anniversaries of the grant.  However, in connection with the promotion of three existing Named Executive Officers, on May 26, 2010, the Company granted restricted stock to each of them that will fully vest on the third anniversary of the grant date.  The reason for the change from the normal three-year step vesting of one third of the shares each year to “cliff” vesting of all of the shares at the end of a three-year period was to encourage the long term employment with the Company of each of these Named Executive Officers.

Until October 16, 2008, Directors were granted restricted stock as the equity component of their compensation. On October 16, 2008, the Board of Directors amended the SIP to allow RSUs to be granted to non-employee Directors in lieu of restricted shares of common stock as the equity component of a Director’s compensation.  In addition, the Board of Directors permitted each Director a one-time election to convert all of his or her existing restricted stock to RSUs.  To the extent not so converted, restricted stock issued to a Director prior to October 16, 2008, vested at the end of the Director’s full tenure on the Board.  New grants of RSUs vest immediately upon grant, but are not settled (i.e., paid out) until one year after the date of the grant, unless deferred settlement is elected as described below.

RSUs resulting from restricted stock converted by Directors vested and were settled as of the date of the AK Holding 2009 Annual Meeting of Stockholders, subject also to a deferred settlement election.  Directors have the option to defer settlement of their RSUs until six months following termination of their service on the Board.  If a Director elects this deferral option, he or she also may elect to take distribution of the shares upon settlement in a single distribution or in annual installments not to exceed fifteen years.

The Company’s estimate of fair value of options granted under the Company’s SIP is calculated as of the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009 (a)	2010	2009
Expected volatility	70.9% – 77.7%	—	61.8% – 77.7%	81.1% – 90.8%
Weighted-average volatility	73.80%	—	65.88%	82.56%
Expected term (in years)	2.8 – 4.8	—	2.8 – 6.3	2.8 – 6.3
Risk-free interest rate	1.18% – 1.97%	—	1.18% – 2.89%	1.05% – 1.84%
Dividend yield	1.34%	—	0.91%	2.19%

(a) No grants in the period

The Company uses a straight-line method for amortizing the value of the share-based payments.  The Company uses historical data regarding stock option exercise behaviors to estimate the expected life of options granted based on the period of time that options granted are expected to be outstanding.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.  The expected volatility is based on historical volatility for a period equal to the stock option’s expected life.  The expected dividend yield is based on the Company’s historical dividend payments.  The Company’s estimate assumes that 5% of the options issued will be forfeited.

A summary of option activity under the Company’s SIP for the six months ended June 30, 2010, is presented below:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2009	1,044,171	$14.54
Granted	209,458	22.31
Exercised	(154,157)	8.29
Cancelled	(9,375)	19.45
Outstanding at June 30, 2010	1,090,097	$16.87	7.4 yrs	$5.8

Expected to vest at June 30, 2010	445,237	$17.08	8.8 yrs	$2.3

Exercisable at June 30, 2010	621,427	$16.72	6.4 yrs	$3.4

The following table summarizes information about stock option value for the relevant periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Weighted-average grant-date fair value per share of options granted	$7.48	(a)	$11.32	$5.08
Total intrinsic value of options exercised (c)	(b)	$0.1	$1.7	$0.1

(a) No options granted
(b) No options exercised
(c) Based upon the average market price during the period

The following table summarizes information about stock options outstanding and exercisable at June 30, 2010:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$3.05	to	$9.19	104,333	5.4 yrs.	$7.38	96,833	$7.36
$9.20	to	$13.64	325,445	8.1 yrs.	9.28	106,615	9.41
$13.65	to	$16.65	126,501	5.9 yrs.	14.82	109,401	14.80
$16.66	to	$18.07	214,335	6.3 yrs.	16.76	214,335	16.76
$18.08	to	$68.47	319,483	8.6 yrs.	28.59	94,243	36.75

The following table lists performance shares granted by the Company in the relevant periods:

	Six Months Ended
	June 30,
	2010	2009
Performance shares granted	279,420	543,089
Three-year performance period end date	December 31, 2012	December 31, 2011

Share-based compensation expense includes expense for both nonqualified stock options and performance shares granted from the SIP.  The following table summarizes information about share-based compensation expense which the Company has estimated will be $8.7 for 2010:

	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010
Pre-tax share-based compensation expense	$2.0	$4.7
After-tax share-based compensation expense	1.2	2.9

A summary of the activity for non-vested restricted stock awards as of June 30, 2010, and changes during the six-month period is presented below:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2009	682,526	$13.40
Granted	293,153	21.03
Vested	(496,343)	15.14
Cancelled	(9,063)	15.89
Outstanding at June 30, 2010	470,273	$16.27

The following table summarizes information on common stock compensation expense related to restricted stock awards granted under the Company’s SIP and stock compensation expense related to RSUs awarded to Directors for the relevant periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Common stock compensation expense related to restricted stock awards granted under the Company’s SIP	$1.0	$1.2	$4.4	$2.4
Common stock compensation expense related to restricted stock awards granted under the Company’s SIP after tax	0.6	0.8	2.7	1.5
Stock compensation expense related to RSUs awarded to Directors	0.2	0.1	0.4	0.3
Stock compensation expense related to RSUs awarded to Directors after tax	0.1	0.1	0.2	0.2

As of June 30, 2010, there were $5.9 of total unrecognized compensation costs related to non-vested share-based compensation awards granted under the SIP, which costs are expected to be recognized over a weighted average period of 2.0 years.

NOTE 6 - Long-term Debt and Other Financing

On May 11, 2010, AK Steel issued $400.0 of 7 5/8% Senior Notes due 2020 (the “2020 Notes”).  The issuance generated net proceeds of $392.0 after underwriting fees.  AK Holding, of which AK Steel is a wholly-owned subsidiary, fully and unconditionally, jointly and severally, guarantees the payment of interest, principal and premium, if any, on the 2020 Notes.  In April 2010, AK Steel commenced a cash tender offer and consent solicitation (the “Tender Offer”) for all of the approximately $504.0 in aggregate principal amount of outstanding 7 3/4% Senior Notes due 2012 (the “Old Notes”).  At the expiration of the Tender Offer on May 21, 2010, AK Steel accepted $321.2 in aggregate principal amount of Old Notes tendered by holders.  The aggregate amount paid by the Company to consummate the Tender Offer for the Old Notes was approximately $332.8, an amount equal to 100% of the principal amount of the tendered Old Notes, plus interest accrued to the Tender Offer's expiration and a redemption premium of approximately $1.5 associated with the tendering noteholders’ acceptance of the accompanying consent solicitation.  The redemption premium was recorded in other income (expense) on the Company’s Condensed Consolidated Statements of Operations.

In addition, on May 12, 2010, pursuant to the terms of the indenture governing the Old Notes, AK Steel called for redemption all of the approximately $182.8 in aggregate principal amount of Old Notes that remained outstanding after the expiration of the Tender Offer.  The aggregate redemption price for the Old Notes was approximately $189.9, an amount equal to 100% of the principal amount of the outstanding Old Notes, plus interest accrued to the redemption date, June 15, 2010.  The proceeds from the issuance of the 2020 Notes along with cash on hand were used to retire the Old Notes.

As a result of the Tender Offer and redemption transactions, on June 15, 2010, AK Steel and the guarantors (which are discussed in the immediately following paragraph) of the Old Notes retired all of the approximately $504.0 in aggregate principal amount of Old Notes outstanding and satisfied and discharged their obligations under the indentures that governed the Old Notes.

In connection with the issuance of the 2020 Notes, AK Steel and AK Holding entered into new indentures governing the 2020 Notes.  Under the terms of the prior indentures governing the Old Notes, AK Steel’s parent company, AK Holding, as well as AKS Investments, Inc. and AK Tube LLC, which are direct and indirect wholly-owned subsidiaries, respectively, of AK Steel, had fully and unconditionally, jointly and severally, guaranteed the payment of interest, principal and premium, if any, on the Old Notes.  Under the terms of the new indentures, AK Holding currently is the sole guarantor of the 2020 Notes.

At any time prior to May 15, 2015, AK Steel may redeem the 2020 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount, plus a “make-whole” premium calculated in accordance with the indentures governing the 2020 Notes and accrued and unpaid interest.  In addition, AK Steel may redeem the 2020 Notes, in whole or in part, at any time on or after May 15, 2015, at the redemption price for such notes, set forth below as a percentage of the face amount, plus accrued and unpaid interest to the redemption date, if redeemed during the twelve-month period commencing on May 15 of the years indicated below:

Year	Redemption Price
2015	103.813%
2016	102.542%
2017	101.271%
2018 or thereafter	100.000%

During 2009, and prior to the Tender Offer and redemption transactions described above, the Company repurchased $26.4 in aggregate principal amount of the Old Notes with cash payments totaling $22.8.  In connection with these repurchases, the Company recorded non-cash, pre-tax gains of approximately $3.6.  The repurchases were funded from the Company’s existing cash balances.  There were no repurchases in the first or second quarters of 2010.

The following table summarizes the fair value of the Company’s long-term debt, including current maturities for the relevant periods:

	June 30, 2010	December 31, 2009
Fair value of long-term debt, including current maturities	$492.1	$609.6

The fair value estimate was based on financial market information available to management at the measurement date.  Management is not aware of any significant factors that would materially alter this estimate since that date.  The carrying value of the Company’s financial instruments does not differ materially from their estimated fair value at June 30, 2010, and the end of 2009.

The 2020 Notes’ indentures include restrictive covenants, but these covenants are significantly less restrictive than the covenants contained in the indentures for the Old Notes.  The covenants relating to the 2020 Notes include customary restrictions on (a) the incurrence of additional debt by certain AK Steel subsidiaries, (b) the incurrence of liens by AK Steel and AK Holding’s other subsidiaries, (c) the amount of sale/leaseback transactions, and (d) the ability of AK Steel and AK Holding to  merge or consolidate with other entities and to sell, lease or transfer all or substantially all of the assets of the AK Steel and AK Holding to another entity.  The 2020 Notes also contain customary events of default.

The Company’s $850.0 five-year revolving credit facility secured by the Company’s product inventory and accounts receivable contains restrictions on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliate transactions.  The Credit Facility expires in February 2012.  The Company does not expect any of these restrictions to affect or limit its ability to conduct its business in the ordinary course.  In addition, the facility requires maintenance of a minimum fixed charge coverage ratio of one to one if availability under the facility is less than $125.0.

As of the filing date of this Quarterly Report, the Company is in compliance with all of the 2020 Notes’ covenants and the Credit Facility covenants.

NOTE 7 - Income Taxes

Income taxes recorded through June 30, 2010, have been estimated based on year-to-date income and projected results for the full year.  The amounts recorded reflect the provisions of ASC Topic 740, “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes standards for the recognition and measurement of tax positions taken or expected to be taken on a tax return.

As a result of the enactment of the Patient Protection and Affordable Care Act and the subsequent enactment of the Health Care and Education Reconciliation Act of 2010, the Company recorded a non-cash charge of $25.3 in the first quarter of 2010.  The charge was due to a reduction in the value of the Company’s deferred tax asset as a result of a change to the tax treatment associated with Medicare Part D reimbursements.

NOTE 8 - Comprehensive Income (Loss)

Comprehensive income (loss), net of tax, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income (loss) attributable to AK Holding	$26.7	$(47.2)	$28.6	$(120.6)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	—	2.3	(2.1)	0.9
Derivative instrument hedges, mark to market:
Gain (loss) arising in period	7.7	(0.3)	(14.9)	(21.9)
Less: Reclassification of (gain) loss included in net income	(1.9)	9.5	2.9	13.7
Unrealized holding gains (losses) on securities
Unrealized holding gains (losses) arising during period	(1.2)	1.6	(0.7)	0.2
Less: Reclassification of losses included in net income	—	—	0.1	—
Pension and OPEB adjustment	(10.3)	(9.1)	(19.5)	(18.1)

Comprehensive income (loss)	$21.0	$(43.2)	$(5.6)	$(145.8)

A deferred tax rate of approximately 38.0% was applied to derivative instrument hedges, unrealized gains and losses and the pension and OPEB adjustment.

Accumulated other comprehensive income, net of tax, is as follows:

	June 30,	December 31,
	2010	2009
Foreign currency translation	$2.2	$4.3
Derivative instrument hedges	(13.3)	(1.3)
Unrealized loss on investments	(2.2)	(1.6)
Employee benefit liability	147.0	166.5
Accumulated other comprehensive income	$133.7	$167.9

NOTE 9 - Environmental and Legal Contingencies

Environmental Contingencies: Domestic steel producers, including AK Steel, are subject to stringent federal, state and local laws and regulations relating to the protection of human health and the environment.  Over the past fiscal three years, the Company has expended the following for environmental-related capital investments and environmental compliance:

	Years Ended December 31,
	2009	2008	2007
Environmental-related capital investments	$1.0	$1.8	$2.4
Environmental compliance costs	106.6	126.5	122.8

AK Steel and its predecessors have been conducting steel manufacturing and related operations since the year 1900.  Although the Company believes its operating practices have been consistent with prevailing industry standards during this time, hazardous materials may have been released in the past at one or more operating sites or third-party sites, including operating sites that the Company no longer owns.  The Company has estimated potential remediation expenditures for those sites where future remediation efforts are probable based on identified conditions, regulatory requirements or contractual obligations arising from the sale of a business or facility.  The table below summarizes liabilities recorded on the Company’s Condensed Consolidated Balance Sheets for estimated probable costs relating to environmental matters:

	June 30,	December 31,
	2010	2009
Accrued liabilities	$17.0	$17.0
Other non-current liabilities	41.1	40.6

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

Environmental compliance costs decreased in 2009 from 2008 due primarily to the three-month outage during 2009 at the Middletown Works blast furnace and a reduction in steam costs during 2009 because of lower natural gas costs at all plants.  Except as expressly noted below, management does not currently anticipate any material impact on the Company’s recurring operating costs or future profitability as a result of its compliance with current environmental regulations.  Moreover, because all domestic steel producers operate under the same set of federal environmental regulations, management believes that the Company is not disadvantaged relative to its domestic competitors by its need to comply with these regulations.  However, some foreign competitors may benefit from less stringent environmental requirements in the countries in which they produce, resulting in lower compliance costs and providing those foreign competitors with a cost advantage on their products.

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

As previously reported, on July 27, 2001, AK Steel received a Special Notice Letter from the EPA requesting that AK Steel agree to conduct a Remedial Investigation/Feasibility Study (“RI/FS”) and enter into an administrative order on consent pursuant to Section 122 of CERCLA regarding the former Hamilton Plant located in New Miami, Ohio.  The Hamilton Plant ceased operations in 1990, and all of its former structures have been demolished and removed.  Although AK Steel did not believe that a site-wide RI/FS was necessary or appropriate, in April 2002, it entered into a mutually agreed-upon administrative order on consent to perform such an investigation and study of the Hamilton Plant site.  The site-wide investigation portion of the RI/FS has been submitted.  The study portion is projected to be completed in 2011 pending approval of the investigation results.  AK Steel currently has accrued $0.7 for the remaining cost of the RI/FS.  Until the RI/FS is completed, AK Steel cannot reliably estimate the additional costs, if any, associated with any potentially required remediation of the site or the timeframe during which these potential costs would be incurred.

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

On December 20, 2006, Ohio EPA issued an NOV with respect to two electric arc furnaces at AK Steel’s Mansfield Works alleging failure of the Title V stack tests with respect to several air pollutants.  The Company has worked with Ohio EPA in an attempt to resolve this NOV.  In that regard, Ohio EPA has issued to the Mansfield Works a new air permit that addresses the issues identified in the NOV. The Company cannot be certain, however, that Ohio EPA will not seek further remedies.  If further remedies are sought, the Company will evaluate the underlying claims at that time and will either seek to resolve them through settlement or will contest them.  The Company cannot reliably estimate at this time whether any such additional remedies will be sought or, if they are sought, whether it will seek to settle them or contest them.

On July 23, 2007, and on December 9, 2008, the EPA issued NOVs with respect to the Coke Plant at AK Steel’s Ashland Works alleging violations of pushing and combustion stack limits.  The Company is investigating these claims and is working with the EPA to attempt to resolve them through the negotiation of a Consent Decree.  AK Steel believes it will reach a settlement in this matter, but it cannot be certain that a settlement will be reached and cannot reliably estimate at this time how long it will take to reach a settlement or what its terms might be.  Until it has reached a settlement with the EPA or the claims that are the subject of the NOV are otherwise resolved, AK Steel cannot reliably estimate the costs, if any, associated with any potentially required operational changes at the batteries or the timeframe over which any potential costs would be incurred.  AK Steel will vigorously contest any claims which cannot be resolved through a settlement.

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

As previously reported, on June 29, 2000, the United States filed a complaint on behalf of the EPA against AK Steel in the U.S. District Court for the Southern District of Ohio (the “Court”), Case No. C-1-00530, for alleged violations of the Clean Air Act, the Clean Water Act and the RCRA at the Middletown Works.  Subsequently, the State of Ohio, the Sierra Club and the National Resources Defense Council intervened.  On April 3, 2006, a proposed Consent Decree in Partial Resolution of Pending Claims (the “Consent Decree”), executed by all parties, was lodged with the Court.  After a 30-day notice period, the Consent Decree was entered by the Court on May 15, 2006.  In accordance with the Consent Decree, the Company is in the process of implementing certain RCRA corrective action interim measures to address polychlorinated biphenyls (“PCBs”) in sediments and soils relating to Dicks Creek and certain other specified surface waters, adjacent floodplain areas, and other previously identified geographic areas. The Company also will undertake a comprehensive RCRA facility investigation at its Middletown Works and, as appropriate, complete a corrective measures study. Under the Consent Decree, the Company paid a civil penalty of $0.46 and agreed to perform a supplemental environmental project to remove ozone-depleting refrigerants from certain equipment at an estimated cost of $0.85.  The Company has completed performance of the supplemental environmental project, and the project has been approved by the EPA.  The Company anticipates that the cost of the remaining remedial work required under the Consent Decree will be approximately $18.0, consisting of approximately $3.2 in capital investments and $14.8 in expenses.  The Company has accrued the $14.8 for anticipated expenses associated with this project. Additional work will be performed to more definitively delineate the soils and sediments which will need to be removed under the Consent Decree.  Until that process is complete, the Company cannot reliably determine whether the actual cost of the work required under the Consent Decree will exceed the amount presently accrued.  If there are additional costs, the Company does not anticipate at this time that they will have a material financial impact on the

Company.  The Company cannot reliably estimate at this time the timeframe during which the accrued or potential additional costs would be incurred.

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

As previously reported, on January 2, 2002, John D. West, a former employee, filed a class action in the United States District Court for the Southern District of Ohio against the AK Steel Corporation Retirement Accumulation Pension Plan, or AK RAPP, and the AK Steel Corporation Benefit Plans Administrative Committee.  Mr. West claimed that the method used under the AK RAPP to determine lump sum distributions does not comply with the Employment Retirement Income Security Act of 1974 (“ERISA”) and resulted in underpayment of benefits to him and the other class members.  The District Court ruled in favor of the plaintiff class and on March 29, 2006, entered an amended final judgment against the defendants in the amount of $37.6 in damages and $7.3 in prejudgment interest, for a total of approximately $44.9, with post judgment interest accruing at the rate of 4.7% per annum until paid.  The defendants appealed, but their appeals ultimately were unsuccessful.  Pursuant to an agreed order, on April 1, 2009, defendants paid the sum of approximately $51.5 into a court-approved interest bearing account. The funds used to make this payment were from the AK Steel Master Pension Trust. The payment ended defendants’ liability to the class members pursuant to the judgment in this matter, including with respect to interest which accrues on the judgment. It did not, however, resolve defendants’ liability with respect to a claim for attorneys’ fees by plaintiffs’ counsel.  On August 31, 2009, the court granted a motion filed by plaintiffs’ counsel for a statutory award of fees, awarding fees in the approximate amount of $1.4.  The court denied a motion that sought a separate award of fees in the amount of 28% of the funds already paid into the court.  On September 15, 2009, plaintiffs’ counsel filed a motion to amend the order granting an award of attorneys’ fees.  On November 18, 2009, the Court issued an order directing distribution to the class members in the amount of approximately $51.3.  This amount is part of the approximately $51.5 previously paid from the AK Steel Master Pension Trust to a court-approved interest bearing account (the difference between the amounts representing Court-approved payments to the Fund Administrator).  On December 16, 2009, the Court denied plaintiffs’ motion to amend the order granting an award of attorneys’ fees, leaving intact the August 31, 2009 award of approximately $1.4.  No appeal of the December 16 order was filed and in January 2010 the approximately $1.4 in attorneys’ fees were paid to class counsel, concluding the Company’s obligations with respect to this litigation.  On June 22, 2010, the Court issued an order directing funds paid from the AK Steel Master Pension Trust be returned to the Trust because such funds had not been claimed by class members.  Pursuant to the order, on July 9, 2010, $0.2 was returned to the Trust.  Additional litigation has been filed, however, on behalf of other retirees who were excluded from the class based upon prior releases provided to the Company.  See discussion of Schumacher litigation filed on October 20, 2009, in the next paragraph.

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

As previously reported, in September and October, 2008, several companies filed purported class actions in the United States District Court for the Northern District of Illinois, against nine steel manufacturers, including AK Holding.  The case numbers for these actions are 08CV5214, 08CV5371, 08CV5468, 08CV5633, 08CV5700, 08CV5942 and 08CV6197.  An additional action, case number 10CV04236, was filed on July 8, 2010.  The plaintiffs are companies which claim to have purchased steel products, directly or indirectly, from one or more of the defendants and they purport to file the actions on behalf of all persons and entities who purchased steel products for delivery or pickup in the United States from any of the named defendants at any time from at least as early as January 2005 to the present. The complaints allege that the defendant steel producers have conspired to restrict output and to fix, raise, stabilize and maintain artificially high prices with respect to steel products in the United States.  On January 2, 2009, the defendants filed motions to dismiss all of the claims set forth in the Complaints.  On June 12, 2009, the court issued an Order denying the defendants’ motions to dismiss.  Discovery has commenced.  No trial date has been set.  AK Holding intends to contest this matter vigorously.

As previously reported, on January 28, 2009, the City of Monroe, Ohio (“Monroe”) filed an action in the United States District Court for the Southern District of Ohio against Middletown Coke Company, Inc. and SunCoke Energy, Inc.,

Case No. 1-09-CV-63.   The complaint purported to be filed pursuant to Section 304(a)(3) of the Clean Air Act (“CAA”), 42 U.S.C. § 7604(a)(3), and sought injunctive relief, civil penalties, attorney fees, and other relief to prevent the construction of a new cokemaking facility on property adjacent to the Company’s Middletown Works.   The coke produced by the facility would be used by the Middletown Works.  See discussion of SunCoke contract in Note 12.  The Complaint alleged that the new facility will be a stationary source of air pollution without a permit issued under the New Source Review program of the CAA, including its Prevention of Significant Deterioration and Nonattainment New Source Review requirements.  On February 27, 2009, the defendants filed a motion to dismiss, or in the alternative to stay, the action pending final resolution of appeals (the “First ERAC Appeal”) to the Ohio Environmental Review Appeals Commission (“ERAC”) by Monroe and others of a Permit to Install the cokemaking facility issued by the Ohio Environmental Protection Agency (“OEPA”), Case Nos. 096256, 096265 and 096268-096285, consolidated.  In March 2009, AK Steel became a party to both the pending federal action and the First ERAC Appeal for the purpose of supporting the issuance of the permit to install and opposing the efforts by Monroe and others to prevent construction of the facility.  On August 20, 2009, the Court in the federal action granted defendants’ motion to dismiss.  On September 16, 2009, Monroe filed a Notice of Appeal to the United States Court of Appeals for the Sixth Circuit from the order dismissing the federal action.  On April 20, 2010, the Sixth Circuit dismissed the appeal as moot, vacated the District Court’s order, and remanded the case to the District Court for further proceedings, including dismissal of the litigation as moot.  On February 9, 2010, the OEPA issued a final air permit-to-install for the new facility under the New Source Review program of the CAA, including its Prevention of Significant Deterioration and Nonattainment New Source Review requirements (the “NSR Permit”).  In February and March 2010, Monroe and other interested parties filed Notices of Appeal to the ERAC of the permit-to-install issued under the New Source Review program (the “Second ERAC Appeal”).  This Second ERAC Appeal has been scheduled for a final hearing on January 17, 2012.  On June 30, 2010, the First ERAC Appeal was dismissed as moot.   On July 8, 2010, Monroe filed a motion for partial summary judgment in the Second ERAC Appeal.  As of the filing of this quarterly report, no response to that motion was due or had been filed, but defendants intend to vigorously oppose the motion.  On July 9, 2010, Monroe filed a motion for expedited clarification in the First ERAC Appeal asking the ERAC to specify that the initial permit to install issued by OEPA would not be reinstated if the NSR Permit is vacated.  On July 19, 2010, the defendants filed a memorandum in opposition to the Monroe motion for expedited clarification.  AK Steel intends to continue to contest this matter vigorously.

As previously reported, on June 1, 2009, the Chinese Ministry of Commerce (“MOFCOM”) initiated antidumping and countervailing duty investigations of imports of grain oriented electrical steel (“GOES”) from Russia and the United States.  China initiated the investigations based on a petition filed by two Chinese steelmakers.  These two steelmakers allege that AK Steel and Allegheny Technologies Inc. of the United States and Novolipetsk Steel of Russia exported GOES to China at less than fair value, and that the production of GOES in the United States has been subsidized by the government.  On December 9, 2009, MOFCOM issued its preliminary determination that GOES producers in the United States and Russia had been dumping in the China market and that GOES producers in the United States had received subsidies from the United States government.  The Chinese authorities imposed provisional additional duties on future imports of GOES from Russia and/or the United States to China.  The duties do not apply to past imports.  On or about April 10, 2010, MOFCOM issued a final determination of dumping and subsidizing against GOES producers in the United States and Russia.  AK Steel strongly disagrees with MOFCOM’s final determination as it relates to AK Steel and plans to vigorously contest the final determination through seeking an appeal to the World Trade Organization and/or other legal action.

As previously reported, on June 18, 2009, three former hourly members of the Butler Armco Independent Union filed a purported class action against AK Steel in the United States District Court for the Southern District of Ohio, Case No. 1-09CV00423 (the “2009 Retiree Action”), alleging that AK Steel did not have a right to make changes to their healthcare benefits.  On June 29, 2009, the plaintiffs filed an amended complaint.  The named plaintiffs in the 2009 Retiree Action seek, among other things, injunctive relief for themselves and the other members of a proposed class, including an order retroactively rescinding certain changes to retiree healthcare benefits negotiated by AK Steel with its unions.  The proposed class the plaintiffs seek to represent would consist of all union-represented retirees of AK Steel other than those retirees who were included in the class covered by the Middletown Works Retiree Healthcare Benefits Litigation described immediately below.  On August 21, 2009, the Company filed an answer to the amended complaint and filed a motion for summary judgment which, if granted in full, would end the litigation.  On September 14, 2009, plaintiffs filed a motion for partial summary judgment and responded to defendant’s motion.  On October 14, 2009, plaintiffs filed a motion for preliminary injunction, seeking to prevent certain scheduled January 2010 changes to retiree healthcare from taking effect.  On November 25, 2009, AK Steel filed its opposition to the motion for a preliminary injunction, opposition to plaintiffs’ motion for partial summary judgment, and reply in support of its motion for summary judgment.  A hearing on the pending motions was held on December 8, 2009.  During the course of the hearing, plaintiffs’ counsel notified the court that the pending motion for a preliminary injunction was limited to retirees from the Company’s Butler Works in Butler, Pennsylvania.  On January 29, 2010, the trial court issued an opinion and order granting plaintiffs’ motion for a preliminary injunction and barring the Company from effecting any further benefit reductions or new healthcare charges for Butler Works retirees until final judgment in the case.   On February 2, 2010, AK Steel filed a notice of appeal to the United States Court of Appeals for the Sixth Circuit seeking a reversal of the decision to grant the preliminary injunction.  That appeal remains pending.  Discovery in the underlying case has commenced.  If AK Steel is unable to obtain a reversal of the decision to impose the preliminary injunction, either in connection with the final judgment by the trial court or through appeal, then the negotiated changes to retiree healthcare for the Company’s Butler Works retirees would be rescinded and the Company’s other postretirement benefit obligation would increase by approximately $145.9 based upon current valuation assumptions.  This amount reflects the current value of the estimated amount of the additional healthcare costs the Company will pay out with respect to the Butler retirees.  A pro-rata portion of this amount, currently approximately ten percent, would be recognized as a one-time charge at the time of the final judgment and the rest would be amortized over a period of approximately ten years.  AK Steel intends to contest this matter vigorously.

As previously reported, on August 26, 2009, Consolidation Coal Company (“Consolidation”) filed an action against AK Steel and Neville Coke LLC (“Neville”) in the Court of Common Pleas of Allegheny County, Pennsylvania, Case No. GD-09-14830.  The complaint alleges that Consolidation and Neville entered into a contract whereby Consolidation would supply approximately 80,000 tons of metallurgical coal for use by Neville in its coke making operations.  Consolidation asserts that Neville breached the alleged contract when it refused to purchase coal from Consolidation.  The complaint also alleges that AK Steel tortiously interfered with the purported contractual and business relationship between Consolidation and Neville.  Consolidation seeks monetary damages from AK Steel in an amount in excess of $30.0 and monetary damages from Neville in an amount in excess of $20.0.  AK Steel tentatively has agreed to indemnify and defend Neville in this action pursuant to the terms of a contractual agreement between AK Steel and Neville.  AK Steel is still investigating the facts underlying this matter, however, and has reserved its right to change its position should facts establish that it does not have an obligation to indemnify or defend Neville.  On October 20, 2009, AK Steel filed preliminary objections to plaintiff’s complaint on behalf of itself and Neville, seeking to dismiss the action.  In response to the preliminary objections, plaintiff filed an amended complaint on November 12, 2009, adding an additional count under the theory of promissory estoppel.  On December 2, 2009, AK Steel and Neville filed preliminary objections to plaintiff’s amended complaint, again seeking to dismiss the action.  The court overruled the preliminary objections, and on March 18, 2010, AK Steel and Neville filed their answers to the complaint.  Discovery has commenced but no trial date has yet been set.   AK Steel intends to contest this matter vigorously.

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

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include: quoted prices for similar assets or liabilities in active markets, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates and yield curves observable at commonly quoted intervals or current market) and contractual prices for the underlying financial instrument, as well as other relevant economic factors.  Market values of the Company’s natural gas, electric, nickel and foreign currency forward contracts are generated from forward prices that are derived from observable futures prices relating to the respective commodity or currency from sources such as the New York Mercantile Exchange (NYMEX) or the London Metal Exchange (LME).  The difference between these forward prices as of the end of the accounting period and the original forward contract price at its trade date represent the expected forward values of these contracts at their maturity date.  The carrying values of these derivatives reflected in the financial statements are the fair values of these forward values.  The discount rate used in these fair value calculations reflects the credit quality of the party of the derivative having the obligation to pay.  While differing discount rates applied to different contracts as a function of differing maturities and different counterparties, for the period ended June 30, 2010, a spread over benchmark interest rates of less than three percent was used for contracts valued as liabilities, while the spread over benchmark rates of less than one percent was used for derivatives valued as assets.

Level 3 inputs are unobservable inputs for the asset or liability.  Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The following fair value table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2010.  There were no valuations using Level 3 inputs.

	June 30, 2010			December 31, 2009
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Available for sale investments–
Marketable equity securities (a)	$26.6	$—	$26.6	$27.3	$—	$27.3
Foreign exchange contracts (b)	—	2.2	2.2	—	0.9	0.9
Commodity hedge contracts (c)	—	1.5	1.5	—	2.0	2.0
Assets measured at fair value	$26.6	$3.7	$30.3	$27.3	$2.9	$30.2

Liabilities (d):
Commodity hedge contracts	—	15.0	15.0	—	5.8	5.8
Liabilities measured at fair value	$—	$15.0	$15.0	$—	$5.8	$5.8

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
(d) Included in Accrued liabilities on the Condensed Consolidated Balance Sheets.

NOTE 11 - Investments in an Unrealized Loss Position

The Company has investments for a nonqualified pension plan with fair values less than cost at June 30, 2010.  The investments are in three mutual funds representing the Standard and Poor’s 500 index, the Russell 1000 Value index and the Europe, Australasia and Far East index.  The investments in index funds represent broad asset categories designed to track macroeconomic conditions.  The Company evaluated past periods of market declines and the related periods of recovery.  The Company believes that the current economic environment is temporary and the investments will recover to levels higher than cost in a reasonable period of time.  The Company has no short term cash requirements for these investments and currently does not intend to liquidate them resulting in the realization of a loss before a period of time sufficient for the markets to recover.  Based on the market evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a recovery of fair value, the Company does not consider those investments to be other than temporarily impaired at June 30, 2010.

INVESTMENTS IN AN UNREALIZED LOSS POSITION
At June 30, 2010

	Loss Position		Loss Position		Loss Position
	Less Than 12 Months		Greater Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Investment	Value	Loss	Value	Loss	Value	Loss

Marketable Equity Securities	—	—	$15.2	$4.0	$15.2	$4.0

NOTE 12 - Variable Interest Entity

In the first quarter of 2008, the Company’s Board of Directors approved a 20-year supply contract with Middletown Coke Company, Inc. (“Middletown Coke”), an affiliate of SunCoke Energy, Inc. (“SunCoke”), to provide the Company with metallurgical-grade coke and electrical power.  The coke and power will come from a new facility to be constructed, owned and operated by Middletown Coke adjacent to the Company’s Middletown Works.  The proposed new facility is expected to produce about 550,000 tons of coke and approximately 50 megawatts of electrical power annually.  The current anticipated cost to build the facility is approximately $380.0.  Under the agreement, the Company will purchase all of the coke and electrical power generated from the new plant for at least 20 years, helping the Company achieve its goal of more fully integrating its raw material supply and providing about 25% of the power requirements of Middletown Works.  The agreement was contingent upon, among other conditions, Middletown Coke receiving all necessary local, state and federal approvals and permits, as well as available economic incentives, to build and operate the proposed new facility.  Those contingencies have been satisfied or waived.  However, the issuance by the Ohio EPA of a Permit to Install for the facility is the subject of a legal challenge by the City of Monroe and others which is discussed in Note 9 above.  Even though the Company has no ownership interest in Middletown Coke, the expected production from the facility is completely committed to the Company.  As such, Middletown Coke is deemed to be a variable interest entity and the financial results of Middletown Coke are required to be consolidated with the results of the Company as directed by ASC Topic 810.  At June 30, 2010, Middletown Coke had approximately $121.2 in assets on the Company’s Condensed Consolidated Balance Sheets, comprised mainly of construction in progress.  Additionally, Middletown Coke had approximately $125.2 in liabilities, comprised mainly of payables to its parent company, SunCoke, which is reflected in Other non-current liabilities on the Company’s Condensed Consolidated Balance Sheets.

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

NOTE 13 - Disclosures About Derivative Instruments and Hedging Activities

In the ordinary course of business, the Company is exposed to market risk for price fluctuations of raw materials and energy sources.  The Company is also subject to risks of exchange rate fluctuations on a portion of inter-company receivables that are denominated in foreign currencies.  The Company occasionally uses forward currency contracts to manage exposures to certain of these currency price fluctuations.  As of June 30, 2010, the Company had entered into forward currency contracts in the amount of 29,050,000 euros.  These contracts have not been designated as hedges for accounting purposes.

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

The following table summarizes information on the Company’s existing commodity hedges at June 30, 2010:

Commodity Hedge	Settlement Dates	Amount of existing gains (losses) expected to be reclassified into earnings within the next twelve months
Natural Gas	July 2010 to December 2010	$(13.7)
Electricity	July 2010 to September 2010	0.4

As of June 30, 2010 the Company had the following outstanding commodity price swaps and/or options that were entered into in order to hedge forecasted purchases:

Commodity	Amount	Unit
Nickel	761,386	lbs
Natural Gas	13,150,000	MMBTUs
Electricity	206,400	MWHs

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets

		as of June 30, 2010		as of December 31, 2009
	Balance Sheet Location	Asset Fair Value	Liability Fair Value	Asset Fair Value	Liability Fair Value
Derivatives designated as hedging instruments:
Commodity contracts	Accrued liabilities	$—	$15.0	$—	$5.8
Total derivatives designated as hedging instruments		$—	$15.0	$—	$5.8

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	$2.2	—	$0.9	—
Commodity contracts	Other current assets	1.4	—	1.9	—
Commodity contracts	Other non-current assets	0.1	—	0.1	—
Total derivatives not designated as hedging instruments		$3.7	$—	$2.9	$—
Total derivatives		$3.7	$15.0	$2.9	$5.8
Table reflects derivative classification under ASC Topic 815.

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

	Gain (Loss)
	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Derivatives in cash flow hedging relationships:
Commodity Contracts
Amount recognized in Other Comprehensive Income (“OCI”)	$7.7	$(0.3)	$(14.9)	$(21.9)
Amount reclassified from accumulated OCI into cost of products sold (effective portion)	1.9	(9.5)	(2.9)	(13.7)
Amount recognized in cost of products sold (ineffective portion and amount excluded from effectiveness testing)	(0.7)	(1.3)	1.2	(1.5)

Derivatives not designated as hedging instruments:
Foreign Exchange Contracts
Amount recognized in other income, net	1.4	(0.6)	1.3	0.2

Commodity Contracts
Amount recognized in cost of products sold	(2.7)	3.0	(0.8)	2.6

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

NOTE 15 - Subsequent Events

On July 9, 2010, members of the United Steelworkers Local 1865 union ratified a three-year extension to a labor agreement covering about 750 hourly production and maintenance steel operations employees at the Company’s Ashland (KY) Works.  The new agreement extends the existing contract to September 1, 2013 and the terms were effective as of July 1, 2010.  The existing contract was scheduled to expire September 1, 2010.  Among other items, the contract extension contains new language which allows the Company flexibility in operating the Ashland Works to meet market conditions, while committing to significant capital investments of approximately $30.0 over the life of the contract in the steelmaking plant, in particular the blast furnace. The contract extension also provides for lump sum payments to each represented employee covered by the contract in 2010, 2011 and 2012 and a standard hourly wage rate increase in September of 2010.

NOTE 16 - Supplemental Guarantor Information

On May 11, 2010, AK Steel issued $400.0 of 7 5/8% Senior Notes due 2020 (the “2020 Notes”).  The issuance generated net proceeds of $391.6 after underwriting fees.  AK Holding, of which AK Steel is a wholly-owned subsidiary, fully and unconditionally, jointly and severally, guarantees the payment of interest, principal and premium, if any, on the 2020 Notes.  In April 2010, AK Steel commenced a cash tender offer and consent solicitation (the “Tender Offer”) for all of the approximately $504.0 in aggregate principal amount of outstanding 7 3/4% Senior Notes due 2012 (the “Old Notes”).  At the expiration of the Tender Offer on May 21, 2010, AK Steel accepted $321.2 in aggregate principal amount of Old Notes tendered by holders.

In addition, on May 12, 2010, pursuant to the terms of the indenture governing the Old Notes, AK Steel called for redemption all of the approximately $182.8 in aggregate principal amount of Old Notes that remained outstanding after the expiration of the Tender Offer.  The proceeds from the issuance of the 2020 Notes along with cash on hand were used to retire the Old Notes.

As a result of the Tender Offer and redemption transactions, on June 15, 2010, AK Steel and the guarantors (which are discussed in the immediately following paragraph) of the Old Notes retired all of the approximately $504.0 in aggregate principal amount of Old Notes outstanding and satisfied and discharged their obligations under the indentures that governed the Old Notes.

In connection with the issuance of the 2020 Notes, AK Steel and AK Holding entered into new indentures governing the 2020 Notes.  Under the terms of the prior indentures governing the Old Notes, AK Steel’s parent company, AK Holding, as well as AKS Investments, Inc. and AK Tube LLC, which are direct and indirect wholly-owned subsidiaries, respectively, of AK Steel, had fully and unconditionally, jointly and severally, guaranteed the payment of interest, principal and premium, if any, on the Old Notes.  Under the terms of the new indentures, AK Holding currently is the sole guarantor.

The Company has determined that full financial statements and other disclosures concerning AK Holding and the other subsidiaries are not required to be presented.  The presentation of the supplemental guarantor information reflects all investments in subsidiaries under the equity method.  Net income (loss) of the subsidiaries accounted for under the equity method is therefore reflected in their parents’ investment accounts.  The principal elimination entries eliminate investments in subsidiaries and inter-company balances and transactions.  The following supplemental condensed consolidating financial statements present information about AK Holding, AK Steel and the other subsidiaries.

Condensed Statements of Operations
For the Three Months Ended June 30, 2010

	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
Net sales	$—	$1,558.6	$147.1	$(109.6)	$1,596.1
Cost of products sold (exclusive of items shown below)	—	1,409.6	131.2	(112.8)	1,428.0
Selling and administrative expenses	1.1	56.8	(5.3)	—	52.6
Depreciation	—	48.1	1.8	—	49.9
Total operating costs	1.1	1,514.5	127.7	(112.8)	1,530.5
Operating profit (loss)	(1.1)	44.1	19.4	3.2	65.6
Interest expense	—	11.1	—	—	11.1
Other income (expense)	—	(4.6)	(4.6)	—	(9.2)
Income (loss) before income taxes	(1.1)	28.4	14.8	3.2	45.3
Income tax provision (benefit)	(0.4)	13.3	4.9	1.1	18.9
Net income (loss)	(0.7)	15.1	9.9	2.1	26.4
Less: net loss attributable to noncontrolling interests	—	—	(0.3)	—	(0.3)
Net income (loss) attributable to AK Holding Corporation	(0.7)	15.1	10.2	2.1	26.7
Equity in net income of subsidiaries	27.4	12.3	—	(39.7)	—
Net income (loss) attributable to AK Holding Corporation	$26.7	$27.4	$10.2	$(37.6)	$26.7

Condensed Statements of Operations
For the Three Months Ended June 30, 2009

	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
Net sales	$—	$658.4	$154.5	$(19.3)	$793.6
Cost of products sold (exclusive of items shown below)	—	630.0	148.2	(11.6)	766.6
Selling and administrative expenses	0.9	45.9	7.0	(5.9)	47.9
Depreciation	—	49.8	1.8	—	51.6
Total operating costs	0.9	725.7	157.0	(17.5)	866.1
Operating loss	(0.9)	(67.3)	(2.5)	(1.8)	(72.5)
Interest expense	—	9.1	0.1	—	9.2
Other income (expense)	—	(1.2)	30.0	(25.4)	3.4
Income (loss) before income taxes	(0.9)	(77.6)	27.4	(27.2)	(78.3)
Income tax provision (benefit)	(0.3)	(35.8)	10.1	(4.3)	(30.3)
Net income (loss)	(0.6)	(41.8)	17.3	(22.9)	(48.0)
Less: net loss attributable to noncontrolling interests	—	—	(0.8)	—	(0.8)
Net income (loss) attributable to AK Holding Corporation	(0.6)	(41.8)	18.1	(22.9)	(47.2)
Equity in net income of subsidiaries	(46.6)	(4.8)	—	51.4	—
Net income (loss) attributable to AK Holding Corporation	$(47.2)	$(46.6)	$18.1	$28.5	$(47.2)

Condensed Statements of Operations
For the Six Months Ended June 30, 2010

	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
Net sales	$—	$2,928.7	$277.9	$(204.8)	$3,001.8
Cost of products sold (exclusive of items shown below)	—	2,628.0	250.5	(206.9)	2,671.6
Selling and administrative expenses	2.4	112.6	(8.2)	—	106.8
Depreciation	—	96.7	3.5	—	100.2
Total operating costs	2.4	2,837.3	245.8	(206.9)	2,878.6
Operating profit (loss)	(2.4)	91.4	32.1	2.1	123.2
Interest expense	—	20.0	—	—	20.0
Other income (expense)	—	(7.6)	(6.4)	0.2	(13.8)
Income (loss) before income taxes	(2.4)	63.8	25.7	2.3	89.4
Income tax provision due to tax law change	—	25.3	—	—	25.3
Income tax provision (benefit)	(0.9)	28.5	7.9	0.8	36.3
Net income (loss)	(1.5)	10.0	17.8	1.5	27.8
Less: net loss attributable to noncontrolling interests	—	—	(0.8)	—	(0.8)
Net income (loss) attributable to AK Holding Corporation	(1.5)	10.0	18.6	1.5	28.6
Equity in net income of subsidiaries	30.1	20.1	—	(50.2)	—
Net income (loss) attributable to AK Holding Corporation	$28.6	$30.1	$18.6	$(48.7)	$28.6

Condensed Statements of Operations
For the Six Months Ended June 30, 2009

	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
Net sales	$—	$1,482.2	$277.0	$(43.4)	$1,715.8
Cost of products sold (exclusive of items shown below)	—	1,457.0	259.8	(27.2)	1,689.6
Selling and administrative expenses	2.0	93.5	13.4	(13.2)	95.7
Depreciation	—	99.3	3.6	—	102.9
Total operating costs	2.0	1,649.8	276.8	(40.4)	1,888.2
Operating profit (loss)	(2.0)	(167.6)	0.2	(3.0)	(172.4)
Interest expense	—	19.3	0.1	—	19.4
Other income (expense)	—	—	31.1	(25.4)	5.7
Income (loss) before income taxes	(2.0)	(186.9)	31.2	(28.4)	(186.1)
Income tax provision (benefit)	(0.7)	(71.1)	11.7	(4.4)	(64.5)
Net income (loss)	(1.3)	(115.8)	19.5	(24.0)	(121.6)
Less: net loss attributable to noncontrolling interests	—	—	(1.0)	—	(1.0)
Net income (loss) attributable to AK Holding Corporation	(1.3)	(115.8)	20.5	(24.0)	(120.6)
Equity in net income of subsidiaries	(119.3)	(3.5)	—	122.8	—
Net income (loss) attributable to AK Holding Corporation	$(120.6)	$(119.3)	$20.5	$98.8	$(120.6)

Condensed Balance Sheets
As of June 30, 2010

	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$113.8	$15.7	$—	$129.5
Accounts receivable, net	—	700.6	78.5	(129.6)	649.5
Inventories, net	—	630.2	116.2	(21.9)	724.5
Deferred tax asset	—	238.6	—	—	238.6
Other current assets	0.2	26.2	1.0	—	27.4
Total Current Assets	0.2	1,709.4	211.4	(151.5)	1,769.5

Property, Plant and Equipment	—	5,255.5	224.1	—	5,479.6
Accumulated depreciation	—	(3,448.5)	(60.5)	—	(3,509.0)

Property, plant and equipment, net	—	1,807.0	163.6	—	1,970.6
Other Assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	55.6
Investment in affiliates	(1,180.3)	1,180.3	1,124.1	(1,124.1)	—
Inter-company accounts	2,051.3	(3,043.3)	(327.5)	1,319.5	—
Other investments	—	31.0	20.5	—	51.5
Goodwill	—	—	37.1	—	37.1
Other intangible assets	—	—	0.2	—	0.2
Deferred tax asset	—	458.4	0.2	—	458.6
Other non-current assets	—	16.2	0.7	—	16.9
TOTAL ASSETS	$871.2	$2,159.0	$1,285.9	$43.9	$4,360.0

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$760.0	$32.0	$(0.1)	$792.0
Accrued liabilities	—	162.5	4.9	—	167.4
Current portion of long-term debt	—	0.7	—	—	0.7
Current portion of pension and other postretirement benefit obligations	—	140.2	0.4	—	140.6

Total Current Liabilities	—	1,063.5	37.3	(0.1)	1,100.7

Non-current Liabilities:
Long-term debt	—	501.9	—	—	501.9
Pension and other postretirement benefit obligations	—	1,658.0	4.4	—	1,662.4
Other non-current liabilities	—	115.9	107.9	2.0	225.8

Total Non-current Liabilities	—	2,275.8	112.3	2.0	2,390.1

TOTAL LIABILITIES	—	3,339.3	149.6	1.9	3,490.8
TOTAL AK STEEL HOLDING CORPORATION STOCKHOLDERS’ EQUITY (DEFICIT)	871.2	(1,180.3)	1,138.3	42.0	871.2

Noncontrolling interest	—	—	(2.0)	—	(2.0)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	871.2	(1,180.3)	1,136.3	42.0	869.2
TOTAL LIABILITIES AND EQUITY	$871.2	$2,159.0	$1,285.9	$43.9	$4,360.0

Condensed Balance Sheets
As of December 31, 2009

	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$444.3	$17.4	$—	$461.7
Accounts receivable, net	—	501.8	67.9	(106.6)	463.1
Inventories, net	—	349.5	90.8	(23.6)	416.7
Deferred tax asset	—	223.9	—	—	223.9
Other current assets	0.1	63.8	0.8	—	64.7

Total Current Assets	0.1	1,583.3	176.9	(130.2)	1,630.1

Property, Plant and Equipment	—	5,210.4	174.7	—	5,385.1
Less accumulated depreciation	—	(3,351.8)	(57.3)	—	(3,409.1)
Property, plant and equipment, net	—	1,858.6	117.4	—	1,976.0

Other Assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	55.6
Investment in affiliates	(1,180.8)	1,180.8	1,038.7	(1,038.7)	—
Inter-company accounts	2,061.5	(3,066.3)	(321.6)	1,326.4	—
Other investments	—	31.6	20.5	—	52.1
Goodwill	—	—	37.1	—	37.1
Other intangible assets	—	—	0.2	—	0.2
Deferred tax asset	—	514.4	0.3	—	514.7
Other non-current assets	—	8.5	0.4	—	8.9

TOTAL ASSETS	$880.8	$2,110.9	$1,125.5	$157.5	$4,274.7

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$423.8	$15.2	$(0.1)	$438.9
Accrued liabilities	—	149.8	8.7	(1.5)	157.0
Current portion of long-term debt	—	0.7	—	—	0.7
Pension and other postretirement benefit obligations	—	143.6	0.5	—	144.1

Total Current Liabilities	—	717.9	24.4	(1.6)	740.7

Non-current Liabilities:
Long-term debt	—	605.8	—	—	605.8
Pension and other postretirement benefit obligations	—	1,851.2	5.0	—	1,856.2
Other non-current liabilities	—	116.8	75.8	(0.7)	191.9

Total Non-current Liabilities	—	2,573.8	80.8	(0.7)	2,653.9

TOTAL LIABILITIES	—	3,291.7	105.2	(2.3)	3,394.6
TOTAL AK HOLDING STOCKHOLDERS’ EQUITY (DEFICIT)	880.8	(1,180.8)	1,021.0	159.8	880.8
Noncontrolling interest	—	—	(0.7)	—	(0.7)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	880.8	(1,180.8)	1,020.3	159.8	880.1
TOTAL LIABILITIES AND EQUITY	$880.8	$2,110.9	$1,125.5	$157.5	$4,274.7

Condensed Statements of Cash Flows
For the Six Months Ended June 30, 2010

	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
Net cash flows from operating activities	$(1.2)	$(209.5)	$29.4	$27.0	$(154.3)
Cash flows from investing activities-
Capital investments	—	(34.8)	(49.1)	—	(83.9)
Other investing items, net	—	1.2	(0.2)		1.0
Net cash flows from investing activities	—	(33.6)	(49.3)	—	(82.9)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	400.0	—	—	400.0
Redemption of long-term debt	—	(505.9)	—	—	(505.9)
Debt isuance costs	—	(8.7)	—	—	(8.7)
Proceeds from stock options	1.3	—	—	—	1.3
Purchase of treasury stock	(7.5)	—	—	—	(7.5)
Common stock dividends paid	(11.0)	—	—	—	(11.0)
Inter-company activity	14.6	27.1	(14.7)	(27.0)	—
Advances from minority interest owner	—	—	35.0	—	35.0
Other financing items, net	3.8	0.1	(2.1)	—	1.8
Net cash flows from financing activities	1.2	(87.4)	18.2	(27.0)	(95.0)
Net decrease in cash and cash equivalents	—	(330.5)	(1.7)	—	(332.2)
Cash and equivalents, beginning of period	—	444.3	17.4	—	461.7
Cash and equivalents, end of period	$—	$113.8	$15.7	$—	$129.5

Condensed Statements of Cash Flows
For the Six Months Ended June 30, 2009

	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
Net cash flows from operating activities	$(1.1)	$(91.1)	$50.7	$(11.1)	$(52.6)
Cash flows from investing activities:
Capital investments	—	(76.2)	(19.4)	—	(95.6)
Other investing items, net	—	0.2	0.1	—	0.3
Net cash flows from investing activities	—	(76.0)	(19.3)	—	(95.3)
Cash flows from financing activities:
Redemption of long-term debt	—	(23.1)	—	—	(23.1)
Purchase of treasury stock	(11.4)	—	—	—	(11.4)
Common stock dividends paid	(11.0)	—	—	—	(11.0)
Inter-company activity	23.4	(5.9)	(28.6)	11.1	—
Advances from minority interest owner	—	15.5	—	—	15.5
Other financing items, net	0.1	(0.1)	1.0	—	1.0
Net cash flows from financing activities	1.1	(13.6)	(27.6)	11.1	(29.0)
Net increase (decrease) in cash and cash equivalents	—	(180.7)	3.8	—	(176.9)
Cash and equivalents, beginning of period	—	548.6	14.1	—	562.7
Cash and equivalents, end of period	$—	$367.9	$17.9	$—	$385.8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

During the first half of 2010, the Company continued to face challenging economic conditions on the road to recovery following the dramatic decline in steel consumption in 2009 that resulted from the domestic and global recessions.  Market conditions in the first quarter of 2010 continued the improvements experienced throughout 2009, with the Company experiencing significant increases in shipments and key financial metrics, particularly with respect to year-on-year quarterly comparisons.  The second quarter of 2010 maintained this theme of continued improvement, as the Company’s shipments and financial results improved dramatically on a year-to-year basis and strengthened on a sequential basis as compared to the first quarter of 2010.  The Company also continued its focus on cost and quality, as evidenced by record performance in internal quality metrics and external claims during the second quarter.

Steel Shipments

Total shipments for the three months ended June 30, 2010 and 2009, were 1,449,400 tons and 740,600 tons, respectively.  For the three-month period ended June 30, 2010, value-added products comprised 84.3% of total shipments compared to 85.9% for the three-month period ended June 30, 2009.  Total shipments for the six months ended June 30, 2010 and 2009 were 2,835,200 tons and 1,519,400 tons, respectively.  For the six-month period ended June 30, 2010, value-added products comprised 83.9% of total shipments compared to 86.1% for the six-month period ended June 30, 2009.  Total shipments for the three- and six-month periods ended June 30, 2010, were substantially higher than during the same period in 2009 due to increased steel demand, particularly in the spot and automotive markets.  The higher market demand in the spot and automotive markets resulted in increases in coated and cold-rolled shipments.  The improved demand in the automotive market also resulted in an increase in stainless shipments.  Ongoing weakness in the domestic housing market and the global economy generally, however, continued to limit electrical shipments.  The value-added shipments were slightly lower as a percentage of total shipments for each period in 2010 versus 2009 primarily because hot-rolled carbon shipments to the spot market increased as a percentage of total sales to a slightly greater extent than did coated, cold-rolled and specialty steel shipments.  The increase in hot-rolled shipments was due to improved economic conditions which spurred increased service center shipments to end users.

Beyond the strides made in increasing top-line revenue through greater volumes of steel shipments, the Company continued its focus on maximizing profitability through product mix adjustments based on current and projected market demands – both domestically and internationally.  The following presents net shipments by product line:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(tons in thousands)	2010		2009		2010		2009
VALUE-ADDED SHIPMENTS
Stainless/electrical	218.9	15.1%	148.5	20.1%	431.0	15.2%	307.6	20.2%
Coated	685.2	47.3%	322.4	43.5%	1,320.4	46.6%	672.8	44.3%
Cold-rolled	284.7	19.6%	148.8	20.1%	566.5	20.0%	293.0	19.3%
Tubular	32.6	2.3%	16.6	2.2%	61.3	2.1%	34.8	2.3%
Subtotal value-added shipments	1,221.4	84.3%	636.3	85.9%	2,379.2	83.9%	1,308.2	86.1%

NON VALUE-ADDED SHIPMENTS
Hot-rolled	184.1	12.7%	64.9	8.8%	377.8	13.3%	140.4	9.2%
Secondary	43.9	3.0%	39.4	5.3%	78.2	2.8%	70.8	4.7%
Subtotal non value-added shipments	228.0	15.7%	104.3	14.1%	456.0	16.1%	211.2	13.9%

TOTAL SHIPMENTS	1,449.4	100.0%	740.6	100.0%	2,835.2	100.0%	1,519.4	100.0%

Sales

For the three months ended June 30, 2010, net sales were $1,596.1, more than twice the amount of second quarter 2009 net sales of $793.6 and an approximate 14% increase over first quarter 2010 net sales of $1,405.7.  Net sales to customers outside the United States for the three- and six-month periods ended June 30, 2010 totaled $228.7 and $426.5, respectively, compared to the three- and six-month periods ended June 30, 2009 which totaled $190.7 and $370.9, respectively.  A substantial portion of the revenue outside of the United States is associated with electrical steel and, to a lesser extent, stainless steel products.  The Company’s average selling price for the second quarter of 2010 was $1,101 per ton, an approximate 3% increase from the Company’s second quarter 2009 average selling price of $1,072 per ton and an approximate 9% increase from the first quarter 2010 average selling price of $1,014 per ton.  The increase in net sales over 2009 reflects increased demand for most steel products, particularly in the spot and automotive markets, as global economic conditions continued to improve from dramatically depressed levels.  The increase in average selling prices in 2010 was primarily the result of generally increased demand versus the comparative prior periods.

Costs of Goods Sold

The Company has faced higher raw material and energy costs in 2010. This is due, in large part, to raw materials price increases, in particular with respect to iron ore.  For further details concerning iron ore costs, see the discussion below under “Iron Ore Pricing.”  The Company has also purchased greater amounts of raw materials and energy consistent with its significantly higher operating levels compared to 2009.  Associated with the higher costs, the Company recorded a LIFO charge of $40.8 and $49.2, respectively, for the three and six months ended June 30, 2010, compared to a LIFO credit of $93.9 and $160.0, respectively, for the three and six months ended June 30, 2009.

The Company’s maintenance outage costs decreased in the three and six months ended June 30, 2010, to $7.8 and $10.1, respectively, compared to costs of $15.6 and $20.3 in the corresponding periods of 2009.

Selling and Administrative Expenses

Selling and administrative expenses for the three and six months ended June 30, 2010 were $52.6 and $106.8, respectively, compared to $47.9 and $95.7, respectively, for the corresponding periods in 2009.  The increases for these periods were due primarily to a generally higher level of spending associated with the overall improvement in business conditions, including higher compensation costs.  Depreciation expense for the three and six months ended June 30, 2010 was $49.9 and $100.2, respectively, compared to $51.6 and $102.9, respectively, for the corresponding periods in 2009.

Operating Profit

The Company reported operating profits of $65.6, or $45 per ton, and $123.2, or $43 per ton, in the three- and six month periods ended June 30, 2010.  These results compare to operating losses of $72.5, or $98 per ton, and $172.4, or $113 per ton, in the three- and six-month periods ended June 30, 2009.  The principal cause of this improvement in operating performance was significantly higher steel shipments driven by increased customer demand.  In addition to providing increased revenue, the higher shipments enabled the Company to spread its operating costs over more tons, thereby improving its operating profit.

Interest Expense

Interest expense for the three and six months ended June 30, 2010 was $11.1 and $20.0, respectively, compared to $9.2 and $19.4, respectively, for the same periods in 2009.   The increase was due primarily to the write-off of the unamortized debt discount and unamortized issuance costs related to the redemption of the Company’s remaining 7 3/4% Senior Notes due 2010 (“Old Notes”).  For further details on the redemption and the related senior note issuance, tender offer and consent solicitation transactions, please see the “Senior Notes” discussion in the “Liquidity and Capital Resources” section below.

Other Income (Expense)

Other income (expense) for the three and six months ended June 30, 2010, was expense of $9.2 and $13.8, respectively, compared to income of $3.4 and $5.7, respectively, for the corresponding periods in 2009.  The increase in expense for the three- and six-month periods was due primarily to additional foreign exchange losses.  The increase in expense for the three-month period also was impacted by the loss on the redemption of the Old Notes.  For further details on the redemption and the related senior note issuance, tender offer and consent solicitation transactions, please see the “Senior Notes” discussion in the “Liquidity and Capital Resources” section below.

Income Taxes

Income taxes recorded for the year 2010 have been estimated based on year-to-date income and projected financial results for the full year.  The final effective tax rate to be applied to 2010 will depend, among other things, on the actual amount of taxable income generated by the Company for the full year.  As a result of the first quarter 2010 enactment of the Patient Protection and Affordable Care Act and the subsequent enactment of the Health Care and Education Reconciliation Act of 2010, the Company recorded a non-cash tax charge of $25.3 in the first quarter of 2010.  The charge is due to a reduction in the value of the Company’s deferred tax asset as a result of a change to the tax treatment associated with Medicare Part D reimbursements.

Net Income (Loss)

As a result of the various factors and conditions described above, the Company reported net income in the three months ended June 30, 2010, of $26.7, or $0.24 per diluted share, compared to a net loss of $47.2, or $0.43 per diluted share, in the three months ended June 30, 2009.

In the absence of a global benchmark price for 2010 iron ore purchases, the Company used an assumed 65% increase from the 2009 benchmark price for purposes of its second quarter 2010 financial results.  For purposes of its first quarter 2010 financial results, the Company had assumed a 30% increase from the 2009 benchmark price.  As a result, the Company’s second quarter 2010 results include the impact of higher iron ore costs versus the first quarter of 2010.  In addition, the Company recognized as an expense in the second quarter the incremental amount of the assumed 65% benchmark price increase that is attributable to its first quarter results.  This pre-tax “true-up” expense recognized in the second quarter was approximately $18.0.  Excluding the effect of the first quarter true-up for iron ore costs in the second quarter, net income would have been approximately $37.4, or $0.34 per diluted share.  For further details concerning iron ore costs, see the discussion below under "Iron Ore Pricing".

For the six months ended June 30, 2010, net income was $28.6, or $0.26 per diluted share.  During the comparable six-month period in 2009, the Company reported a net loss of $120.6, or $1.10 per diluted share.

First-half of 2010 results include a non-cash charge in the first quarter of $25.3, or $0.23 per diluted share, related to federal healthcare legislation signed into law in March of 2010.  Excluding the special charge related to healthcare legislation, net income for the first half of 2010 was $53.9, or $0.49 per diluted share.

Three Months Ended
June 30, 2010
Reconciliation to net income attributable to AK Steel Holding Corporation
Adjusted net income (excluding item below)	$37.4
Iron ore true-up expense ($18.0 less tax of $7.3)	(10.7)
Net income attributable to AK Steel Holding Corporation	$26.7

Reconciliation to basic and diluted earnings per share
Adjusted basic and diluted earnings per share (excluding item below)	$0.34
Iron ore true-up expense (net of tax)	(0.10)
Basic and diluted earnings per share	$0.24

Six Months Ended
June 30, 2010
Reconciliation to net income attributable to AK Steel Holding Corporation
Adjusted net income (excluding item below)	$53.9
Income tax provision due to tax law change	(25.3)
Net income attributable to AK Steel Holding Corporation	$28.6

Reconciliation to basic and diluted earnings per share
Adjusted basic and diluted earnings per share (excluding item below)	$0.49
Income tax provision due to tax law change	(0.23)
Basic and diluted earnings per share	$0.26

The reconciliation charts above include certain non-GAAP financial measures that the Company believes could be useful to investors in understanding and evaluating its operating performance across comparable periods.  The presentation of these additional financial measures is not meant to be considered in isolation or as a substitute for measures of financial performance prepared in accordance with GAAP.

Outlook

All of the statements in this “Outlook” section are subject to, and qualified by, the cautionary information set forth under the heading “Forward-Looking Statements.”

The Company expects shipments in the third quarter of 2010 to be approximately 3% higher than its second quarter 2010 shipments.  The Company anticipates that its average per-ton selling price will be about 5% lower than the second quarter of 2010.  The Company also expects planned maintenance costs to decrease by approximately $4.0 in the third quarter of 2010 compared to the second quarter.  The Company estimates capital investments of approximately $165.0 in 2010.  Assuming a 65% in the iron ore benchmark price, the Company expects to generate an operating profit of approximately $15 per ton for the third quarter of 2010.  There remains substantial uncertainty with respect to global iron ore pricing for 2010 and, if there is an increase in the benchmark price for iron ore beyond the 65% assumed by the Company with respect to the first half of the year, it will have a negative impact on the Company’s third quarter financial performance.  The Company estimates that a change of five percentage points in the iron ore benchmark price (e.g., from 65% to 70%) would impact operating profit in the third quarter by approximately $110.0, or $7 per ton.

Iron Ore Pricing

Iron ore is one of the principal raw materials required for the Company’s steel manufacturing operations.  For example, the Company expects to purchase approximately six million tons of iron ore pellets in 2010.  The Company makes most of its purchases of iron ore at negotiated prices under annual and multi-year agreements.  The multi-year agreements typically have a variable price mechanism by which the annual price of iron ore is adjusted based, in whole or in part, upon a benchmark price for iron ore established by contract negotiations between the principal iron ore producers and certain of their largest customers.  That benchmark price typically is set in the first quarter of each year and for the Company is retroactive to January 1 of that year.  For 2010, however, the benchmark price still has not been established and there is no reliable basis at this point for determining what the final benchmark price of iron ore will be in 2010.  In the second quarter of 2010, however, the Company began provisionally paying each of its three principal iron ore suppliers as if the benchmark price had increased by 65% compared to 2009.  Since an increase in the benchmark price of at least 65% appears probable for 2010, and the Company in fact currently is paying its suppliers as if the benchmark price for iron ore pellets has increased by 65%, this actual experience formed the basis for the first half 2010 financial results provided in this Quarterly Report.  Although there have been media reports and other information provided by suppliers directly to the Company which indicate that the benchmark price may increase greater than 65%, to date none of those reports and information have been confirmed.  There continues to be substantial uncertainty with respect to when or even if a benchmark price will be established for 2010 and, if it is, what the amount will be and whether it will be an annual price or change quarterly.  The Company thus continues to be unable to provide any specific estimate as to what price it will ultimately pay for iron ore in 2010.  If there is an increase in the 2010 price of iron ore beyond the 65% assumed with respect to the first and second quarters, it will have a negative impact on the Company’s financial results in both the quarter of the increase and any remaining quarters in 2010.  This impact could occur principally in three ways, which are described below.

First, at whatever point the increased iron ore price is finally determined, the Company will have to recognize the impact of that increase in its cost of goods sold starting in that quarter.  To the extent, if at all, the Company cannot recover that additional cost from its customers, it will negatively impact the Company’s financial results in that and any subsequent quarter in 2010.

Second, to the extent the Company did not recognize the full price increase (i.e. any amount over 65%) in the quarters prior to that in which the iron ore price is finally determined, that cumulative incremental amount will be recognized as an expense in the quarter in which the final price increase is determined.  Thus, for example, if the amount of the increase is finally determined in the third quarter and that increase exceeds the Company’s assumed 65% benchmark increase, the Company will, in effect, recognize as an expense in the third quarter the incremental amount of the increase that is attributable to its first and second quarter sales.  Consistent with that approach, because the Company assumed only a 30% increase in the benchmark price of iron ore for purposes of its first quarter 2010 financial results, the Company has recognized as an expense in the second quarter the incremental amount of the increase between 30% and 65% that is attributable to the first quarter.

Third, to the extent that the incremental increase in price is beyond the 65% already assumed by the Company for 2010, the increase will have a negative impact on the Company’s LIFO calculation.   That incremental increase will result in a higher value for the Company’s iron ore inventory and thus increase the Company’s estimated LIFO charge in 2010.

The Company attempts to mitigate the impact of its increased raw material costs in the normal course of pricing its own products through increased prices in the spot market and the use of variable pricing with its contract customers that allows the Company to adjust selling prices in response to changes in the cost of certain raw materials and energy, including iron ore.  It typically is unable, however, to recover 100% of its increased iron ore costs in this manner.  As noted above, the iron ore price increases under the Company’s multi-year supply contracts are retroactive to January 1.  Because the Company already has sold its products for all of the first half of 2010 and a significant portion of the third quarter of 2010 at prices which may not fully reflect the iron ore price increases it will pay in 2010, it will be unable to recover the retroactive portion of the price increases, either through spot market price increases or through its variable pricing mechanisms with its contract customers.  For further details on this point, see the discussion of Risk Factors below.  In addition, competitive market conditions have prevented the Company from being able to negotiate terms which enable it to recover 100% of its iron ore price increases from all of its customers, even on a prospective basis.  There are a variety of factors which ultimately will impact how much of any increase in iron ore prices the Company is able to recover through its own steel price increases, including the amount of the increase in the benchmark price for iron ore, the timing of when the benchmark price is set and whether it is an annual or quarterly benchmark, the final terms of the Company’s agreements with its contract customers, and the extent to which competitive pressures may prevent the Company from increasing the price of the steel it sells into the spot market sufficiently to cover the full amount of the iron ore price increase.

Electrical Steel Market

The Company sells its electrical steel products, which are iron-silicon alloys with unique magnetic properties, primarily to manufacturers of power transmission and distribution transformers and electrical motors and generators in the infrastructure and manufacturing markets.  The Company sells its electrical steel products both domestically and internationally.

In 2009, the Company experienced a significant decrease in both its domestic and international sales of grain-oriented electrical steel (“GOES”) products.  Internationally, this reduction was caused principally by the deterioration in the global economy and the related decline in spending for new electric power transmission and distribution transformers in developing countries. To a lesser extent, the Company’s international electrical steel sales also were negatively impacted by the determination in the China trade case to impose duties on GOES imported from the United States.  Although the Company has been able to substantially replace the GOES sales it lost in China as a result of those duties, the continued weakness in the global economy has hampered the Company’s efforts to replace those sales entirely.   The domestic GOES market likewise was negatively impacted by reduced maintenance and capital spending by utilities and the decline in the United States housing and construction markets, which drive the domestic need for new electrical transformers.

Through the first two quarters of 2010 the Company has seen an improvement in its electrical steel business. While current electrical steel shipments and pricing continue to be significantly below their 2008 levels, shipments have been on the rise as power generation and distribution activities around the world pick up. For example, the Company’s GOES shipments increased in the first quarter of 2010 by approximately 8% versus the fourth quarter of 2009 and increased in the second quarter of 2010 by approximately 13% versus the first quarter of 2010.

Coal Supply

The Company’s steel-making operations utilize several types of coals, including metallurgical coal in connection with its blast furnaces. Approximately 25% of the metallurgical coal which the Company anticipates consuming in 2010 was expected to be produced at the Upper Big Branch Mine of Massey Metallurgical Coal, Inc. (“Massey”) in West Virginia, which in April 2010 was the site of a tragic explosion with multiple fatalities.  Following the explosion, Massey sent a letter to the Company in which it asserted an incident of force majeure under the terms of the parties’ contract for the purchase of such coal.  Massey has increased production at other mines and has acquired other resources, and now expects to be able to provide more than half of the metallurgical coal which it had expected to provide to the Company in 2010 from the Upper Big Branch Mine.  The Company purchases coal from a diverse group of suppliers and continues to believe that it can secure all of its metallurgical coal requirements for 2010.  The cost of acquiring a portion of that coal from alternative sources will be higher than the contract price which the Company would have paid to Massey.  This additional coal cost was approximately $2.0 in the second quarter and a similar amount, or less, likely will be incurred in the third and fourth quarters.  The Company continues to discuss this situation with Massey and is taking other steps (e.g., changing its blend of metallurgical coals) to attempt to mitigate its increased costs arising from the potential inability of Massey to meet its contractual commitment to the Company.

Impact of Recent Healthcare Legislation

On March 23, 2010, the Company announced that it would record a non-cash charge of approximately $31.0 in the first quarter of 2010 resulting from the Patient Protection and Affordable Care Act (the “Act”).  As a result principally of the subsequent enactment of the Health Care and Education Reconciliation Act of 2010 (the “Reconciliation Act”), and certain delays in effective dates set forth in that legislation, this charge was reduced to $25.3.  The charge is due to a reduction in the value of the Company’s deferred tax asset as a result of a change to the tax treatment associated with Medicare Part D reimbursements (which were established by Congress in 2003 as an incentive for companies to continue to provide retiree prescription drug benefits).

The Act was signed into law on March 23, 2010.  The Reconciliation Act was signed into law on March 30, 2010.  The Act, as modified by the Reconciliation Act, includes a large number of health-related provisions to take effect over the next four years, including expanded dependent coverage, subsidized insurance premiums, incentives for businesses to provide health care benefits, a prohibition on the denial of coverage and denial of claims based on pre-existing conditions, the creation of health insurance exchanges intended to help insure a large number of uninsured Americans through enhanced competition, and other expansions of healthcare benefits and coverage.  The costs of these provisions are expected to be funded by a variety of taxes and fees.  Some of these taxes and fees, as well as certain of the healthcare changes brought about by these acts, will directly or indirectly result in increased healthcare costs for the Company.  The Company cannot reliably predict at this time what the total amount of those increased costs will be.

Liquidity and Capital Resources

At June 30, 2010, the Company had total liquidity of $830.1, consisting of $129.5 of cash and cash equivalents and $700.6 of availability under the Company’s $850.0 five-year revolving credit facility (the “Credit Facility”).  At June 30, 2010, there were no outstanding borrowings under the Credit Facility; however, availability was reduced by $149.4 due to outstanding letters of credit.  The Company’s Credit Facility is secured by its inventory and accounts receivable.  Availability under the Credit Facility can fluctuate monthly based on the varying levels of eligible collateral.  The Company’s eligible collateral, after application of applicable advance rates, exceeded $850.0 as of June 30, 2010.

Cash used by operations totaled $154.3 for the six months ended June 30, 2010.  Primary uses of cash were a $110.0 pension contribution, a $65.0 contribution to a VEBA Trust established for Middletown Works retirees and an increase in working capital of $145.6.  The increase in working capital resulted primarily from higher accounts receivable attributable to the increased level of sales revenue.  Also contributing to the increase in working capital was an increase in inventories, as a result of both higher raw material costs and a higher level of inventories.  An increase in accounts payable due to a higher level of business activity partially offset the use of cash.

In April 2010, AK Steel commenced a cash tender offer and consent solicitation (the "Tender Offer") for all of the approximately $504.0 in aggregate principal amount of outstanding 7 3/4% Senior Notes due 2010 (the "Old Notes").  At the expiration of the Tender Offer on May 21, 2010, AK Steel accepted $321.2 in aggregate principal amount of Old Notes tendered by holders.  The aggregate amount paid by the Company to consummate the Tender Offer for the Old Notes was approximately $332.8, an amount equal to 100% of the principal amount of the tendered Old Notes, plus interest accrued to Tender Offer's expiration and a redemption premium of approximately $1.5 associated with the tendering noteholders' acceptance of the accompanying consent solication.  In May 2010, AK Steel called for redemption all of the approximately $182.8 in aggregate principal amount of Old Notes that remained outstanding after the expiration of the Tender Offer.  The aggregate redemption price for the Old Notes was approximately $189.9, an amount equal to 100% of the principal amount of the outstanding Old Notes, plus interest accrued to the redemption date, June 15, 2010.  Of this $189.9 used for the redemption, approximately $130.7 was cash on hand, while the remainder of the funds resulted from the $392.0 of net proceeds from the Company's issuance of $400.0 of new 7 5/8% Senior Notes due 2020.  The use of existing cash for such redemption as opposed to using cash which could have been generated by issuing a greater amount of the new Senior Notes due 2020 was a strategic decision by the Company driven by the historically low interest rates currently being earned on cash deposits. By using existing cash to reduce the Company’s senior debt, the Company strengthened its balance sheet for the longer-term and reduced its ongoing annual interest expense by more than $8.5 per year.  As a consequence, however, the Company will be operating with a cash position which is lower than it has been for several years.  The Company may, from time to time, access its Credit Facility to fund short-term fluctuations in its working capital.  For further details on the related tender offer and consent solicitation and redemption transactions, please see the “Senior Notes” discussion below.

Pension- and Retiree Healthcare Benefit-related Matters

During the first six months of 2010, the Company made pension contributions totaling $110.0, satisfying its required funding for 2010.  The second-quarter pension contribution of $35.0 increased the Company’s total pension fund contributions since 2005 to approximately $1.2 billion.  The Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act, which was recently signed into law, provides options to pension plan sponsors to delay their required pension funding.  Based upon current actuarial valuations and utilizing an option available under that legislation, the Company estimates that it could reduce its average required annual pension contributions for 2011 and 2012 to approximately $180.0.  The Company previously had estimated its minimum required annual pension contributions for 2011 and 2012 to be approximately $275.0.  The calculation of estimated future pension contributions requires the use of assumptions concerning future events.  The most significant of these assumptions relate to future investment performance of the pension funds, actuarial data relating to plan participants, and the benchmark interest rate used to discount future benefits to their present value. Because of the variability of factors underlying these assumptions, including the possibility of future pension legislation, the reliability of estimated future pension contributions decreases as the length of time until the contributions must be made increases.

In the first quarter of 2008, the Company received court approval regarding the October 2007 settlement with the Middletown Works retirees that required the Company to make a total of $663.0 in cash payments to a VEBA Trust.  The Company made an initial contribution of $468.0 in 2008.  It made the first of three subsequent annual payments of

$65.0 in March 2009, and the second $65.0 payment in March 2010.  The final $65.0 payment will be due in March 2011.  See discussion of Middletown Works Retiree Healthcare Benefits Litigation in Note 9 of Part I, Item 1.

Investing and Financing Activity

During the six months ended June 30, 2010, net cash used by investing activities totaled $82.9, which includes $35.0 of routine capital investments and $48.9 in capital investments related to the investment by Middletown Coke Company, Inc. (“Middletown Coke”) in capital equipment for the coke plant being constructed in Middletown, Ohio.  The Middletown Coke capital investment is funded by its parent company, SunCoke Energy, Inc. (“SunCoke”), and is reflected as a payable from Middletown Coke to SunCoke which is reflected in other non-current liabilities on the Company’s Condensed Consolidated Balance Sheets.

The Company entered into a 20-year supply contract in 2008 with Middletown Coke to provide the Company with metallurgical-grade coke and electrical power.  The coke and power will come from a new facility to be constructed, owned and operated by Middletown Coke adjacent to the Company’s Middletown Works.  Even though the Company has no ownership interest in Middletown Coke, the expected production from the facility is completely committed to the Company.  As such, Middletown Coke is deemed to be a variable interest entity and the financial results of Middletown Coke are required to be consolidated with the results of the Company as directed by ASC Topic 810, “Consolidation”.  At June 30, 2010, Middletown Coke had approximately $121.2 in assets comprised mainly of construction in progress.  Additionally, Middletown Coke had approximately $125.2 in liabilities, comprised mainly of payables to SunCoke which is reflected in other non-current liabilities on the Company’s Condensed Consolidated Balance Sheets.

In August 2009, the Company also entered into an agreement with Haverhill North Coke Company, an affiliate of SunCoke, to provide the Company with 550,000 tons of coke annually from SunCoke’s Haverhill facility (“SunCoke Haverhill”) located in southern Ohio.  The agreement has a 12-year term with two five-year renewal options.  Under the agreement, the Company also will purchase a portion of the electricity co-generated from the heat recovery coke battery.  Like the Middletown Coke agreement, this agreement enhances the Company’s long-term supply of cost-competitive coke and energy in an environmentally responsible fashion.  It also furthers the Company’s strategic goals to assure an adequate supply of a key raw material and to better insulate itself from volatile coke and energy prices.  The SunCoke Haverhill agreement does not replace or diminish the Company’s need for the coke and electricity from the Middletown Coke facility.  The Company continues to need the coke from that facility on a long-term basis and has no immediate plans to idle any of its existing cokemaking capacity. However, the age and rapidly escalating environmental compliance costs associated with the Company’s Ashland coke batteries are continuing concerns.

During the past five years, the Company announced $267.5 in capital investments to expand and improve the Company’s production capabilities for high value-added stainless and electrical steels.  The projects include replacing two of the existing electric arc furnaces (“EAF”) at the Company’s Butler Works with a single EAF capable of melting about 40% more steel than is produced in the current operation, as well as upgrading an existing processing line at Butler Works.  The new EAF will lower the Company’s operating costs and enable it to produce approximately 400,000 tons of additional carbon slabs at Butler Works, thus improving the Company’s self-sufficiency by reducing its need to purchase merchant slabs.  All but approximately $20.0 will be invested by the end of 2010, with the new EAF melting facility scheduled to start up in early 2011.

During the six months ended June 30, 2010, cash used by financing activities totaled $95.0.  This includes the purchase of $7.5 of the Company’s common stock primarily to satisfy federal, state and local taxes due upon the vesting of restricted stock, the payment of common stock dividends in the amount of $11.0, and an offset of $35.0 in advances from noncontrolling interest owner SunCoke to Middletown Coke.  It also includes a use of cash of $505.9, primarily for the tender offer repurchase and redemption of the Company’s 7 3/4% Senior Notes due 2012, debt issuance costs of $8.7 and proceeds from the issuance of $400.0 of new 7 5/8% Senior Notes due 2020.  The details of this refinancing transaction are discussed below under “Senior Notes”.

The Company believes that its current liquidity will be adequate to meet its obligations for the foreseeable future.  Future liquidity requirements for employee benefit plan contributions, scheduled debt maturities, planned debt redemptions and capital investments are expected to be funded by internally generated cash and/or other financing sources.  To the extent, if at all, that the Company would need to fund any of its planned capital investments other than through internally generated cash, the Company’s Credit Facility is available for that purpose.  At June 30, 2010, there were no outstanding borrowings under the Credit Facility, with availability reduced by $149.4 due to outstanding letters of credit.  However, it is extremely difficult to provide reliable financial forecasts, even on a quarterly basis, under the current business conditions.  The Company’s forward-looking statements on liquidity are based on currently available information and expectations and, to the extent the information is inaccurate or conditions change, there could be a material adverse impact to the Company’s liquidity.

Dividends

The following table lists the dates thus far in 2010 on which the Company announced that its Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock, the record dates for determining stockholders of record and the payment dates for the quarterly cash dividend.

2010 COMMON STOCK DIVIDENDS

Announcement Date	Record Date	Payment Date	Per Share
January 25, 2010	February 12, 2010	March 10, 2010	$0.05
April 20, 2010	May 14, 2010	June 10, 2010	$0.05
July 27, 2010	August 13, 2010	September 10, 2010	$0.05

The payment of cash dividends is subject to a restrictive covenant contained in the instruments governing the Company’s Credit Facility.  Under these covenants, dividends and share repurchases are not restricted unless availability falls below $150.0, at which point dividends would be limited to $12.0 annually and share repurchases would be prohibited.  As of June 30, 2010, the availability under the Credit Facility was $700.6.  Accordingly, none of the covenants currently prevent the Company from declaring and paying a dividend to its stockholders.  Although the prior indentures governing the Company’s retired 7 3/4% Senior Notes due 2012 included certain restrictions that could limit the Company’s ability to declare dividends, the new indentures governing the Company’s recently-issued 7 5/8% Senior Notes due 2020 do not restrict the Company’s payment of dividends to stockholders.

Senior Notes

On May 11, 2010, AK Steel issued $400.0 of 7 5/8% Senior Notes due 2020 (the “2020 Notes”).  The issuance generated net proceeds of $392.0 after underwriting fees.  AK Holding, of which AK Steel is a wholly-owned subsidiary, fully and unconditionally, jointly and severally, guarantees the payment of interest, principal and premium, if any, on the 2020 Notes.  In April 2010, AK Steel commenced a cash tender offer and consent solicitation (the “Tender Offer”) for all of the approximately $504.0 in aggregate principal amount of outstanding 7 3/4% Senior Notes due 2012 (the “Old Notes”).  At the expiration of the Tender Offer on May 21, 2010, AK Steel accepted $321.2 in aggregate principal amount of Old Notes tendered by holders.  The aggregate amount paid by the Company to consummate the Tender Offer for the Old Notes was approximately $332.8, an amount equal to 100% of the principal amount of the tendered Old Notes, plus interest accrued to the Tender Offer's expiration and a redemption premium of approximately $1.5 associated with the tendering noteholders’ acceptance of the accompanying consent solicitation.  The redemption premium was recorded in other income (expense) on the Company’s Condensed Consolidated Statements of Operations.

In addition, on May 12, 2010, pursuant to the terms of the indenture governing the Old Notes, AK Steel called for redemption all of the approximately $182.8 in aggregate principal amount of Old Notes that remained outstanding after the expiration of the Tender Offer.  The aggregate redemption price for the Old Notes was approximately $189.9, an amount equal to 100% of the principal amount of the outstanding Old Notes, plus interest accrued to the redemption date, June 15, 2010.  The proceeds from the issuance of the 2020 Notes along with cash on hand were used to retire the Old Notes.

As a result of the Tender Offer and redemption transactions, on June 15, 2010, AK Steel and the guarantors (which are discussed in the immediately following paragraph) of the Old Notes retired the approximately $504.0 in aggregate principal amount of Old Notes outstanding and satisfied and discharged their obligations under the indentures that governed the Old Notes.

In connection with the issuance of the 2020 Notes, AK Steel and AK Holding entered into new indentures governing the 2020 Notes.  Under the terms of the prior indentures governing the Old Notes, AK Steel’s parent company, AK Holding, as well as AKS Investments, Inc. and AK Tube LLC, which are direct and indirect wholly-owned subsidiaries, respectively, of AK Steel, had fully and unconditionally, jointly and severally, guaranteed the payment of interest, principal and premium, if any, on the Old Notes.  Under the terms of the new indentures, AK Holding currently is the sole guarantor of the 2020 Notes.

At any time prior to May 15, 2015, AK Steel may redeem the 2020 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount, plus a “make-whole” premium calculated in accordance with the indentures governing the 2020 Notes and accrued and unpaid interest.  In addition, AK Steel may redeem the 2020 Notes, in whole or in part, at any time on or after May 15, 2015, at the redemption price for such notes, set forth below as a percentage of the face amount, plus accrued and unpaid interest to the redemption date, if redeemed during the twelve-month period commencing on May 15 of the years indicated below:

Year	Redemption Price
2015	103.813%
2016	102.542%
2017	101.271%
2018 or thereafter	100.000%

During 2009, and prior to the Tender Offer and redemption transactions described above, the Company repurchased $26.4 in aggregate principal amount of the Old Notes with cash payments totaling $22.8.  In connection with these repurchases, the Company recorded non-cash, pre-tax gains of approximately $3.6.  The repurchases were funded from the Company’s existing cash balances.  There were no repurchases in the first or second quarters of 2010.

Restrictions Under the Credit Facility and Senior Notes

The indentures governing the Company’s 2020 Notes and its Credit Facility contain restrictions and covenants that may limit the Company’s operating flexibility.

The 2020 Notes’ indentures include restrictive covenants but these covenants are significantly less restrictive than the covenants contained in the indentures for the Old Notes.  The covenants relating to the 2020 Notes include customary restrictions on (a) the incurrence of additional debt by certain AK Steel subsidiaries, (b) the incurrence of liens by AK Steel and AK Holding’s other subsidiaries, (c) the amount of sale/leaseback transactions, and (d) the ability of AK Steel and AK Holding to merge or consolidate with other entities and to sell, lease or transfer all or substantially all of the assets of the AK Steel and AK Holding to another entity.  The 2020 Notes also contain customary events of default.

The Company’s Credit Facility contains restrictions on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliate transactions.  The Company does not expect any of these restrictions to affect or limit its ability to conduct its business in the ordinary course.  In addition, the Credit Facility requires maintenance of a minimum fixed charge coverage ratio of one to one if availability under the facility is less than $125.0.

As of the filing date of this Quarterly Report the Company is in compliance with all of the 2020 Notes' covenants and the Credit Facility covenants.

Ashland Works Labor Agreement

On July 9, 2010, members of the United Steelworkers Local 1865 union ratified a three-year extension to a labor agreement covering about 750 hourly production and maintenance steel operations employees at the Company’s Ashland (KY) Works.  The new agreement extends the existing contract to September 1, 2013 and the terms were effective as of July 1, 2010.  The existing contract was scheduled to expire September 1, 2010.  Among other items, the contract extension contains new language which allows the Company flexibility in operating the Ashland Works to meet market conditions, while committing to significant capital investments of approximately $30.0 over the life of the contract in the steelmaking plant, in particular the blast furnace. The contract extension also provides for lump sum payments to each represented employee covered by the contract in 2010, 2011 and 2012 and a standard hourly wage rate increase in September of 2010.

Forward-Looking Statements

Certain statements made or incorporated by reference in this Form 10-Q, or made in press releases or in oral presentations made by Company employees, reflect management’s estimates and beliefs and are intended to be, and are hereby identified as “forward-looking statements” for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These include, but are not limited to, certain paragraphs in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, such as “Outlook,” “Iron Ore Pricing,” “Electrical Steel Market,” “Coal Supply,” “Impact of Recent Healthcare Legislation,” “Liquidity and Capital Resources” and “Risk Factors.”  Words such as “expects,” “anticipates,” “believes,” “intends,” “plans,” “estimates” and other similar references to future periods typically identify such forward-looking statements.   These forward-looking statements reflect the current belief and judgment of the Company’s management, but are not guarantees of future performance or outcomes. They are based on a number of assumptions and estimates that are inherently subject to economic, competitive, regulatory, and operational risks, uncertainties and contingencies that are beyond the Company’s control, and upon assumptions with respect to future business decisions and conditions that are subject to change.  Such risks, uncertainties, contingencies and changes to assumptions could cause actual results to differ materially from those currently expected by management and include, among others: risks related to or in connection with reduced selling prices and shipments associated with a cyclical industry; severe financial hardship or bankruptcy of one of more of our major customers; decreased demand in key product markets; depressed electrical steel sales as a result of continued low volume of U.S. housing starts, decreased utility company spending and low demand as a result of general economic conditions; competitive pressure from increased global steel production and imports; changes in the cost of raw materials and energy, particularly iron ore; disruptions with respect to our supply of raw materials; disruptions with respect to production; changes in the law or circumstances impacting our healthcare and pension obligations; increased employee healthcare costs and related taxes and fees incurred by the Company as a result of the Health Care and Education Reconciliation Act of 2010; unexpected outcomes in major litigation, arbitrations, environmental issues and other contingencies; climate change and greenhouse gas emission limitations and regulations; and financial, credit, capital and/or banking markets.

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

In the ordinary course of business, the Company’s primary areas of market risk include changes in (a) interest rates, (b) the prices of raw materials and energy sources, and (c) foreign currency exchange rates.  The Company manages interest rate risk by issuing variable- and fixed-rate debt, and currently has $400.0 of fixed-rate debt and $102.6 of variable-rate debt outstanding.  The fair value of this debt as of June 30, 2010, was $492.1.  A reduction in prevailing interest rates or improvement in the Company’s credit rating could increase the fair value of this debt.  A 1% reduction in the rate used to discount total future principal and interest payments would result in an increase in the total fair value of the Company’s long-term debt of approximately $45.7.  An unfavorable effect on the Company’s financial results and cash flows from exposure to interest rate declines and a corresponding increase in the fair value of its debt would result only if the Company elected to repurchase its outstanding debt securities at prevailing market prices.

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

In addition, in order to further minimize its exposure to fluctuations in raw material costs, and to secure an adequate supply of raw materials, the Company has entered into multi-year purchase agreements for certain raw materials that provide for fixed prices or only a limited variable price mechanism.  While enabling the Company to reduce its exposure to fluctuations in raw material costs, this also exposes the Company to an element of market risk relative to its sales contracts.  After new contracts are negotiated with the Company’s customers, the average sales prices could increase or decrease.  If that average sales price decreases, the Company may not be able to reduce its raw material costs to a corresponding degree due to the multi-year term and fixed price nature of some of its raw material purchase contracts.  In addition, some of the Company’s existing multi-year supply contracts, particularly with respect to iron ore, have required minimum purchase quantities.  Under adverse economic conditions, such as were present in 2009, those minimums may exceed the Company’s needs.  Subject to exceptions for force majeure and other circumstances impacting the legal enforceability of the contracts, such minimum purchase requirements could require the Company to purchase quantities of raw materials, particularly iron ore, which significantly exceed its anticipated needs.  Under such circumstances, the Company would attempt to negotiate agreements for new, decreased purchase quantities.  There is a risk, however, that in one or more instances the Company would not be successful in securing lower purchase quantities, either through negotiation or litigation.  In that event, the Company would likely need to purchase more of a particular raw material in a particular year than it needs, negatively impacting its cash flow.

The Company uses cash settled commodity price swaps and/or options to hedge the market risk associated with the purchase of certain of its raw materials and energy requirements.  Such hedges routinely are used with respect to a portion of the Company’s natural gas and nickel requirements and are sometimes used with respect to its aluminum, zinc and electricity requirements.  The Company’s hedging strategy is designed to protect it against normal volatility.  However, abnormal price increases in any of these commodity markets could negatively impact operating costs.  The effective portion of the gains and losses from the use of these instruments for natural gas and electricity are deferred in accumulated other comprehensive income on the Condensed Consolidated Balance Sheets and recognized into cost of products sold in the same period as the underlying transaction.  At June 30, 2010, accumulated other comprehensive income included $13.3 in unrealized net-of-tax losses for the fair value of these derivative instruments.  All other commodity price swaps and options are marked to market and recognized into cost of products sold with the offset recognized as other current assets or other accrued liabilities.  At June 30, 2010, other current assets of $1.4, other non-current assets of $0.1 and accrued liabilities of $15.0 were included on the Condensed Consolidated Balance Sheets for the fair value of these commodity hedges.  The following table presents the negative effect on pre-tax income of a hypothetical change in the fair value of derivative instruments outstanding at June 30, 2010, due to an assumed 10% and 25% decrease in the market price of each of the indicated commodities.

Commodity Derivative	10% Decrease	25% Decrease
Natural Gas	$6.3	$15.8
Nickel	0.7	1.7
Electricity	0.4	1.6

Because these instruments are structured and used as hedges, these hypothetical losses would be offset by the benefit of lower prices paid for the physical commodity used in the normal production cycle.  The Company currently does not enter into swap or option contracts for trading purposes.

The Company is also subject to risks of exchange rate fluctuations on a small portion of intercompany receivables that are denominated in foreign currencies.  The Company occasionally uses forward currency contracts to manage exposures to certain of these currency price fluctuations.  At June 30, 2010, the Company had outstanding forward currency contracts with a total notional value of $35.5 for the sale of euros.  The Company marks to market the value of these contracts.  At June 30, 2010, other current assets of $2.2 were included on the Condensed Consolidated Balance Sheets for the fair value of these contracts.  Based on the contracts outstanding at June 30, 2010, a 10% change in the dollar to euro exchange rate would result in an approximate $3.6 pretax impact on the value of these contracts on a mark to market basis, which would offset the income benefit of a more favorable exchange rate.

Item 4.	Controls and Procedures.

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information is disclosed and accumulated and communicated to management in a timely fashion.  An evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed as of the end of the period covered by this report.  This evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

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

●
Risk of changes in the cost of raw materials and energy.  Approximately 45% of the Company’s shipments are in the spot market, and pricing for these products fluctuates regularly based on prevailing market conditions.  The remainder of the Company’s shipments is pursuant to contracts having durations of six months or more.  Approximately 83% of the Company’s shipments to contract customers include variable pricing mechanisms to adjust the price or to impose a surcharge based upon changes in certain raw material and energy costs, but those adjustments do not always reflect all of the underlying raw material and energy cost changes.  A portion of the Company’s contracts contain fixed prices that do not allow a pass through of all of the raw material and energy cost increases or decreases.  Thus, the price at which the Company sells steel will not necessarily change in tandem with changes in its raw material and energy costs.  As a result, a significant increase in raw material or energy costs could adversely impact the Company’s financial results.  This risk is particularly significant with respect to iron ore costs due to the substantial uncertainty relating to the pricing of iron ore in 2010 and the fact that, when the price of iron ore finally is determined for 2010, it will be retroactive to January 1, 2010. Because the Company already has sold its products for all of the first and second quarters and a significant portion of the third quarter of 2010 at prices which may not fully reflect the iron ore price increases it will pay in 2010, it will be unable to recover the retroactive portion of the price increases through its variable pricing mechanisms with its contract customers.  The impact of significant fluctuations in the price the Company pays for its raw materials can be exacerbated by the Company’s “last in, first out” (“LIFO”) method for valuing inventories when there are significant changes in the cost of raw materials or energy or in the Company’s raw material inventory levels.  The impact of LIFO accounting may be particularly significant with respect to period-to-period comparisons.

●
Risk of reduced demand in key product markets.  Although significantly reduced from prior years, the automotive and housing markets remain important elements of the Company’s business.  Though conditions have improved for the automotive market, the housing market continues to suffer from the severe economic downturn that started in the fall of 2008.  There is substantial uncertainty as to when U.S. residential housing starts will recover to pre-recessionary (or even average historical) levels, and the risk exists that the domestic housing market will be suppressed for an extended period.  The continued recession in the domestic housing market directly impacts the demand for the Company’s electrical steel and has continued to a greater extent than had previously been anticipated by the Company based upon public reports and economic forecasts.  In addition, though improving, the global demand for electrical steel products has not increased at as significant a rate as the Company had expected early in 2010.  Electrical steel is one of the Company’s more profitable product lines.  Therefore, if demand for the Company’s electrical steel products declines from current projections, it could negatively affect the Company’s sales, financial results and cash flows.

●
Risks associated with the Company’s healthcare obligations.  The Company provides healthcare coverage to its active employees and its retirees, as well as to certain members of their families.  The Company is self-insured with respect to substantially all of its healthcare coverage.  While the Company has mitigated its exposure to rising healthcare costs through cost sharing and healthcare cost caps, the cost of providing such healthcare coverage is greater on a relative basis for the Company than for other steel companies against whom the Company competes which either provide a lesser level of benefits, require that their participants pay more for the benefits they receive, or do not provide coverage to as broad a group of participants (e.g., they do not provide retiree healthcare benefits).  Moreover, litigation has been filed against the Company on behalf of various groups of its retirees alleging that the Company lacked the authority to impose certain cost sharing and healthcare cost caps.  If that litigation is successful, it could adversely affect the Company’s financial results and could adversely affect the long-term ability of the Company to provide future healthcare benefits.  In addition, the potential impacts of federal healthcare legislation could adversely affect the Company’s financial condition through increased costs.  In that regard, on March 23, 2010, the Patient Protection and Affordable Care Act (the “Act”) was signed into law.  On March 30, 2010, the Health Care and Education Reconciliation Act of 2010 (the “Reconciliation Act”) was signed into law.  As a result of this legislation, the Company recorded a non-cash charge of $25.3 in the first quarter of 2010. The charge was due to a reduction in the value of the Company’s deferred tax asset as a result of a change to the tax treatment associated with Medicare Part D reimbursements.  The Act, as modified by the Reconciliation Act, includes a large number of health-related provisions to take effect over the next four years, including expanded dependent coverage, subsidized insurance premiums, incentives for businesses to provide health care benefits, a prohibition on the denial of coverage and denial of claims based on pre-existing conditions, the creation of health insurance exchanges intended to help insure a large number of uninsured Americans through enhanced competition, and other expansions of healthcare benefits and coverage.  The costs of these provisions are expected to be funded by a variety of taxes and fees.  Some of these taxes and fees, as well as certain of the healthcare changes brought about by these acts will directly or indirectly result in increased healthcare costs for the Company.  The Company cannot reliably predict at this time what the total amount of those increased costs will be.

●
Risks associated with legislation and regulations pertaining to climate change and greenhouse gas emissions. The United States has not ratified the 1997 Kyoto Protocol Treaty (the “Kyoto Protocol”) and the Company does not produce steel in a country which has ratified that treaty. Negotiations for a treaty which would succeed the Kyoto Protocol are ongoing and it is not known yet what the terms of that successor treaty ultimately will be or if the United States will ratify it.  It appears, however, that regulations pertaining to greenhouse gas emissions may be imposed in the United States at some point in the future through federally enacted legislation or regulation.  Bills recently introduced in the United States Congress are aimed at limiting carbon emissions from companies which conduct business that is carbon-intensive.  Such bills could apply to the steel industry, generally, and the Company, in particular.  Among other potential material items, certain bills include a proposed system of carbon emission credits issued to certain companies, similar to the European Union’s existing “cap and trade” system.  That said, each of these bills is likely to be altered substantially as they move through the legislative process, making it difficult at this time to forecast what the final legislation, if any, will look like and the resulting effects on the Company.  In addition, on May 13, 2010, the U.S. Environmental Protection Agency issued a final “tailoring rule” providing new regulations governing major stationary sources of greenhouse gas emissions under the Clean Air Act.  Generally, the tailoring rule provides that new or modified sources of high volumes of greenhouse gasses would be subject to heightened permit standards and lower emissions thresholds.  The EPA continues to work on further rules governing greenhouse gas emissions that would apply more broadly and to lower levels of emission sources.  Litigation has been filed to challenge the new regulations, but the outcome of that litigation cannot be reliably predicted.  In light of the pending litigation and the uncertainty concerning their future, the Company cannot reliably estimate the long term impact of the new regulations.  The Company does not expect, however, the current tailoring rule provision to materially adversely affect it in the near term.  In the event legislation similar to the bills is enacted or the EPA’s tailoring rule or similar regulations are upheld, the Company likely will suffer negative financial impact as a result of increased energy, environmental and other costs in order to comply with the limitations that would be imposed on greenhouse gas emissions.  In addition, depending upon whether similar limitations are imposed globally, the legislation or regulations could negatively impact the Company’s ability to compete with foreign steel companies situated in areas not subject to such legislation or regulations.  Unless and until, however, the legislation is enacted, final regulations are promulgated and upheld in the litigation challenging them, and the terms of such legislation and final regulations are known, the Company cannot reasonably or reliably estimate the impact of such legislation and regulations on its financial condition, operating performance or ability to compete.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities in the quarter ended June 30, 2010.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
April 1 through 30, 2010	—	—	—
May 1 through 31, 2010	378	$14.48	—
June 1 through 30, 2010	3,870	$14.37	—
Total	4,248	$14.38	—	$125.6

(1)
During the quarter, the Company repurchased 4,248 shares of common stock owned by participants in its restricted stock awards program under the terms of the AK Steel Holding Corporation Stock Incentive Plan.  In order to satisfy the requirement that an amount be withheld that is sufficient to pay federal, state and local taxes due upon the vesting of the restricted stock, employees are permitted to have the Company withhold shares having a fair market value equal to the minimum statutory withholding rate which could be imposed on the transaction.  The Company repurchases the withheld shares at the quoted average of the reported high and low sales prices on the day the shares are withheld.

(2)
On October 21, 2008, the Company announced that its Board of Directors had authorized the Company to repurchase, from time to time, up to $150.0 of its outstanding equity securities.  There is no expiration date specified in the Board of Directors’ authorization.

Item 6.	Exhibits.

Exhibit 4.1
Indenture, dated as of May 11, 2010, among AK Steel Corporation, as issuer, AK Steel Holding Corporation, as guarantor, and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on May 11, 2010)

Exhibit 4.2
First Supplemental Indenture, dated as of May 11, 2010, among AK Steel Corporation, as issuer, AK Steel Holding Corporation, as guarantor, and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.2 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on May 11, 2010)

Exhibit 4.3
Second Supplemental Indenture, dated as of May 11, 2010, among AK Steel Corporation, as issuer, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. (as successor to Fifth Third Bank), as trustee (incorporated herein by reference to Exhibit 4.3 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on May 11, 2010)

	Exhibit 10.1	AK Steel Holding Corporation Stock Incentive Plan (as amended and restated as of March 18, 2010)
	Exhibit 10.2	Changes to Compensation Program for the Non-Executive Directors
	Exhibit 31.1	Section 302 Certification of Chief Executive Officer
	Exhibit 31.2	Section 302 Certification of Chief Financial Officer
	Exhibit 32.1	Section 906 Certification of Chief Executive Officer
	Exhibit 32.2	Section 906 Certification of Chief Financial Officer
Exhibit 101
Financial statements from the Quarterly Report on Form 10-Q of AK Steel Holding Corporation for the quarter ended June 30, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AK STEEL HOLDING CORPORATION
(Registrant)

Dated:	July 30, 2010	/s/ Albert E. Ferrara, Jr.
Albert E. Ferrara, Jr.
Senior Vice President, Finance and Chief Financial Officer

Dated:	July 30, 2010	/s/ Richard S. Williams
Richard S. Williams
Controller and Chief Accounting Officer