Form 10-Q/A
period 2010-06-30
AK STEEL HOLDING CORP
filed 2010-08-02
CIK 918160

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
109,984,622 shares of common stock
(as of July 28, 2010)

AK STEEL HOLDING CORPORATION

Explanatory Paragraph

The purpose of the Amendment No. 1 to the Quarterly Report on Form 10-Q of AK Steel Holding Corporation for the quarter ended June 30, 2010, as filed with the Securities and Exchange Commission on July 30, 2010, (“Original Filing”), is to correct two typographical errors in the Outlook section of Item 2 on page 33.  The first error was the omission of the word "increase" in the fifth sentence in the second paragraph.  The corrected sentence should read: "Assuming a 65% increase in the iron ore benchmark price, the Company expects to generate an operating profit of approximately $15 per ton for the third quarter of 2010".   The second error incorrectly stated an estimate of the impact of a change of five percentage points in the iron ore benchmark price as $110.0.  The corrected sentence should read: “The Company estimates that a change of five percentage points in the iron ore benchmark price (e.g., from 65% to 70%) would impact operating profit in the third quarter by approximately $11.0, or $7 per ton”.  These are the only changes that were made to the Original Filing.

Item 2 in its entirety is included below.

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

The Company expects shipments in the third quarter of 2010 to be approximately 3% higher than its second quarter 2010 shipments.  The Company anticipates that its average per-ton selling price will be about 5% lower than the second quarter of 2010.  The Company also expects planned maintenance costs to decrease by approximately $4.0 in the third quarter of 2010 compared to the second quarter.  The Company estimates capital investments of approximately $165.0 in 2010.  Assuming a 65% increase in the iron ore benchmark price, the Company expects to generate an operating profit of approximately $15 per ton for the third quarter of 2010.  There remains substantial uncertainty with respect to global iron ore pricing for 2010 and, if there is an increase in the benchmark price for iron ore beyond the 65% assumed by the Company with respect to the first half of the year, it will have a negative impact on the Company’s third quarter financial performance.  The Company estimates that a change of five percentage points in the iron ore benchmark price (e.g., from 65% to 70%) would impact operating profit in the third quarter by approximately $11.0, or $7 per ton.

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

Item 6.	Exhibits.

	Exhibit 31.1	Section 302 Certification of Chief Executive Officer
	Exhibit 31.2	Section 302 Certification of Chief Financial Officer
	Exhibit 32.1	Section 906 Certification of Chief Executive Officer
	Exhibit 32.2	Section 906 Certification of Chief Financial Officer

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