Form 10-Q
period 2010-09-30
AK STEEL HOLDING CORP
filed 2010-11-01
CIK 918160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
_________________________________

FORM 10-Q
_________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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
109,992,816 shares of common stock
(as of October 27, 2010)

AK STEEL HOLDING CORPORATION

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

AK STEEL HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(unaudited)	2010	2009	2010	2009

Net sales	$1,575.9	$1,041.1	$4,577.7	$2,756.9
Cost of products sold (exclusive of items shown below)	1,576.1	929.2	4,247.7	2,618.8
Selling and administrative expenses	52.0	45.6	158.8	141.3
Depreciation	50.3	51.0	150.5	153.9

Total operating costs	1,678.4	1,025.8	4,557.0	2,914.0

Operating profit (loss)	(102.5)	15.3	20.7	(157.1)
Interest expense	5.9	9.0	25.9	28.4
Other income (expense)	8.0	2.9	(5.8)	8.6

Income (loss) before income taxes	(100.4)	9.2	(11.0)	(176.9)

Income tax provision due to tax law change	—	—	25.3	—
Income tax provision (benefit)	(40.4)	3.5	(4.1)	(61.0)

Total income tax provision (benefit)	(40.4)	3.5	21.2	(61.0)

Net income (loss)	(60.0)	5.7	(32.2)	(115.9)
Less: Net loss attributable to noncontrolling interests	(0.8)	(0.5)	(1.6)	(1.5)
Net income (loss) attributable to AK Steel Holding Corporation	$(59.2)	$6.2	$(30.6)	$(114.4)

Basic and diluted earnings per share:
Net income (loss) attributable to AK Steel Holding Corporation common stockholders	$(0.54)	$0.06	$(0.28)	$(1.05)

Common shares and common share equivalents outstanding (weighted average in millions):
Basic	109.5	108.7	109.5	109.1
Diluted	109.5	109.2	109.5	109.1

Dividends declared and paid per share	$0.05	$0.05	$0.15	$0.15

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions)
	September 30,	December 31,
(unaudited)	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$80.5	$461.7
Accounts receivable, net	601.4	463.1
Inventory, net	674.0	416.7
Deferred tax asset, current	242.3	223.9
Other current assets	33.0	64.7
Total Current Assets	1,631.2	1,630.1
Property, Plant and Equipment	5,575.3	5,385.1
Accumulated depreciation	(3,559.5)	(3,409.1)
Property, Plant and Equipment, net	2,015.8	1,976.0
Other Non-current Assets:
Investment in AFSG Holdings, Inc.	55.6	55.6
Other investments	54.6	52.1
Goodwill	37.1	37.1
Other intangible assets	0.2	0.2
Deferred tax asset, non-current	498.9	514.7
Other non-current assets	15.1	8.9
Total Other Non-current Assets	661.5	668.6
TOTAL ASSETS	$4,308.5	$4,274.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$766.5	$438.9
Accrued liabilities	165.5	157.0
Current portion of long-term debt	0.7	0.7
Current portion of pension and other postretirement benefit obligations	140.6	144.1
Total Current Liabilities	1,073.3	740.7
Non-current Liabilities:
Long-term debt	501.8	605.8
Pension and other postretirement benefit obligations	1,654.0	1,856.2
Other non-current liabilities	278.8	191.9
Total Non-current Liabilities	2,434.6	2,653.9
TOTAL LIABILITIES	3,507.9	3,394.6
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, authorized 25,000,000 shares	—	—
Common stock, authorized 200,000,000 shares of $.01 par value each; issued 2010, 122,817,675 shares, 2009, 121,881,816 shares; outstanding 2010, 109,988,581 shares, 2009, 109,394,455 shares	1.2	1.2
Additional paid-in capital	1,929.2	1,911.4
Treasury stock, common shares at cost, 2010, 12,829,094 shares; 2009, 12,487,361 shares	(169.9)	(162.2)
Accumulated deficit	(1,084.5)	(1,037.5)
Accumulated other comprehensive income	127.8	167.9
Total AK Steel Holding Corporation Stockholders’ Equity	803.8	880.8
Noncontrolling interest	(3.2)	(0.7)
TOTAL STOCKHOLDERS’ EQUITY	800.6	880.1
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,308.5	$4,274.7

The Condensed Consolidated Balance Sheets for September 30, 2010, include the following amounts related to consolidated variable interest entities:

Property, Plant and Equipment	$188.3
Accumulated depreciation	(8.2)
Accounts payable	19.2
Accrued liabilities	4.2
Other non-current liabilities	159.7

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
	Nine Months Ended
	September 30,
(unaudited)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32.2)	$(115.9)
Depreciation	150.5	153.9
Amortization	14.1	9.7
Deferred income taxes	25.5	(40.8)
Contributions to pension trust	(110.0)	(210.0)
Contributions to Middletown retirees VEBA	(65.0)	(65.0)
Pension and other postretirement benefit payments greater than expense	(78.3)	(47.9)
Working capital	(100.1)	176.4
Working capital – Middletown Coke	0.3	(1.8)
Other operating items, net	18.7	54.0
Net cash flows from operating activities	(176.5)	(87.4)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	(72.3)	(91.2)
Capital investments – Middletown Coke	(86.4)	(22.5)
Other investing items, net	0.8	2.3
Net cash flows from investing activities	(157.9)	(111.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	400.0	—
Redemption of long-term debt	(506.1)	(23.3)
Debt issuance costs	(9.0)	—
Proceeds from exercise of stock options	1.3	—
Purchase of treasury stock	(7.7)	(11.4)
Common stock dividends paid	(16.5)	(16.5)
Advances from noncontrolling interest owner to Middletown Coke	88.4	25.3
Other financing items, net	2.8	1.5
Net cash flows from financing activities	(46.8)	(24.4)

Net decrease in cash and cash equivalents	(381.2)	(223.2)

Cash and cash equivalents, beginning of period	461.7	562.7

Cash and cash equivalents, end of period	$80.5	$339.5

Supplemental disclosure of cash flow information:
Net cash paid (received) during the period for:
Interest, net of capitalized interest	$14.5	$39.0
Income taxes	(20.3)	(24.9)

Supplemental disclosure of non-cash investing and financing activities –
Issuance of restricted common stock and restricted stock units	$6.8	$4.4
Open accounts payable related to Middletown Coke property, plant and equipment purchases	19.2	—

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise indicated)

NOTE 1 - Basis of Presentation

In the opinion of the management of AK Steel Holding Corporation (“AK Holding”) and AK Steel Corporation (“AK Steel”, and together with AK Holding, the “Company”), the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2010, the results of its operations for the three- and nine-month periods ended September 30, 2010 and 2009, respectively, and its cash flows for the nine-month periods ended September 30, 2010 and 2009, respectively.  The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2009.

NOTE 2 - Earnings and Dividends Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income (loss) attributable to AK Holding	$(59.2)	$6.2	$(30.6)	$(114.4)
Less: Distributed earnings to common stockholders and holders of certain stock compensation awards	5.5	5.5	16.5	16.5
Undistributed earnings (losses)	$(64.7)	$0.7	$(47.1)	$(130.9)

Common stockholders earnings – basic and diluted:
Distributed earnings to common stockholders	$5.4	$5.5	$16.4	$16.4
Undistributed earnings (losses) to common stockholders	(64.3)	0.7	(46.8)	(130.9)
Common stockholders earnings (losses) – basic and diluted	$(58.9)	$6.2	$(30.4)	$(114.5)

Common shares outstanding (weighted average in millions):
Common shares outstanding for basic earnings per share	109.5	108.7	109.5	109.1
Effect of dilutive stock-based compensation	—	0.5	—	—
Common shares outstanding for diluted earnings per share	109.5	109.2	109.5	109.1

Basic and diluted earnings per share:
Distributed earnings	$0.05	$0.05	$0.15	$0.15
Undistributed earnings (losses)	(0.59)	0.01	(0.43)	(1.20)
Basic and diluted earnings (losses) per share	$(0.54)	$0.06	$(0.28)	$(1.05)

Potentially issuable common shares (in millions) excluded from earnings per share calculation due to anti-dilutive effect	1.1	0.1	1.1	1.1

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

2010 COMMON STOCK DIVIDENDS

Announcement Date	Record Date	Payment Date	Per Share
January 25, 2010	February 12, 2010	March 10, 2010	$0.05
April 20, 2010	May 14, 2010	June 10, 2010	$0.05
July 27, 2010	August 13, 2010	September 10, 2010	$0.05
October 26, 2010	November 12, 2010	December 10, 2010	$0.05

NOTE 3 - Inventories

Inventories are valued at the lower of cost or market.  The cost of the majority of inventories is measured on the last in, first out (LIFO) method.  Other inventories are measured principally at average cost.

	September 30,	December 31,
	2010	2009
Finished and semi-finished	$823.2	$617.6
Raw materials	355.7	204.3
Total cost	1,178.9	821.9
Adjustment to state inventories at LIFO value	(504.9)	(405.2)
Net inventories	$674.0	$416.7

Inventory values include a value attributable to iron ore.   For purposes of its second quarter 2010 financial results, and based upon the facts and circumstances known at that time, the Company used an estimated 65% increase from the 2009 benchmark price.  The Company has now reached agreement on 2010 iron ore pricing with all three of its primary iron ore suppliers at a price above the previously estimated 65% increase.  The above inventory values attributable to iron ore reflect such higher pricing.  To the extent the Company did not recognize the full 2010 price increase in the first and second quarters, it recognized as an expense in the third quarter the incremental amount of the increase that is attributable to its first and second quarter sales and the related LIFO impact.  Accordingly, the Company’s third quarter 2010 financial results reflect the total year-to-date impact of the higher iron ore prices, including the incremental amount related to the first half, which increased the Company’s third quarter 2010 operating loss by approximately $76.0.

NOTE 4 - Pension and Other Postretirement Benefits

The Company provides noncontributory pension and various healthcare and life insurance benefits to most employees and retirees.  The pension plan is not fully funded.  Through the first nine months of 2010 the Company has contributed $110.0 to the qualified pension plan trust, which satisfies the Company’s minimum required contribution for 2010.  Of this total, $75.0 was contributed in the first quarter of 2010 and $35.0 was contributed in the second quarter of 2010.  During the first nine months of 2009, the Company made $210.0 in aggregate contributions to the qualified pension plan trust.

Net periodic benefit costs for pension and other postretirement benefits were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Pension Benefits
Service cost	$0.8	$0.9	$2.5	$2.9
Interest cost	47.9	50.6	143.7	155.5
Expected return on assets	(48.9)	(46.3)	(146.8)	(135.6)
Amortization of prior service cost	0.9	0.9	2.5	2.5
Amortization of loss	4.4	4.5	13.0	13.5
Net periodic benefit cost	$5.1	$10.6	$14.9	$38.8
Other Postretirement Benefits
Service cost	$1.0	$1.0	$3.1	$3.0
Interest cost	10.8	13.8	32.3	41.4
Amortization of prior service credit	(19.8)	(19.7)	(59.2)	(59.2)
Amortization of gain	(0.6)	(0.8)	(1.9)	(2.5)
Net periodic benefit cost (income)	$(8.6)	$(5.7)	$(25.7)	$(17.3)

The decrease in “Net periodic benefit cost” for Pension Benefits for the three and nine months ended September 30, 2010 was principally caused by a reduction in interest cost and an increased return on assets because of a higher base.  The reduction in interest cost was principally the result of lower discount rates.  The increased return on assets was principally due to a higher market value of assets at December 31, 2009 compared to December 31, 2008.

The increase in “Net periodic benefit income” for Other Postretirement Benefits for the three and nine months ended September 30, 2010, was principally caused by a reduction in interest cost as a result of a lower discount rate and lower other postretirement benefit obligations.

The “Amortization of gain” for Other Postretirement Benefits was decreased by $0.4 and $1.2, respectively, in the three and nine month periods ended September 30, 2010, as a result of a preliminary injunction issued on January 29, 2010, in a case filed by three former hourly workers retired from the Company’s Butler Works.  The preliminary injunction bars the Company from effecting any further benefit reductions or new healthcare charges for Butler Works retirees pending final judgment in the case.  A further discussion of the case and the injunction can be found in Note 9.

The total projected future benefit obligation of the Company with respect to payments for healthcare benefits to the Company’s retirees is accounted for as “Pension and other postretirement benefit obligations” on the Company’s Condensed Consolidated Balance Sheets.  The net amount of the liability recognized by the Company, as of September 30, 2010, for future payment of such benefit obligations was approximately $0.8 billion, compared to approximately $0.9 billion at December 31, 2009.

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

Under its method of accounting for pension and other postretirement benefit plans, the Company recognizes into income (loss), as a fourth quarter adjustment, any unrecognized actuarial gains and losses that exceed 10% of the larger of projected benefit obligations or plan assets (the “corridor”).  The Company does not anticipate a fourth quarter 2010 corridor charge related to its other postretirement benefit plans.  However, the Company does anticipate such a corridor charge with respect to its pension plans.  Based on current assumptions for prevailing interest rates the Company currently believes that its pension corridor charge in the fourth quarter of 2010 likely will be significant.  However, because factors influencing the determination of plan assets and plan liabilities fluctuate significantly, the Company cannot yet determine with certainty the actual amount of this non-cash fourth quarter corridor charge related to its pension plans.

NOTE 5 - Share-based Compensation

AK Holding’s Stock Incentive Plan (the “SIP”) permits the granting of nonqualified stock option, restricted stock, performance share and restricted stock unit (“RSUs”) awards to Directors, officers and other employees of the Company.  At AK Holding’s 2010 Annual Meeting of Stockholders (the “Annual Meeting”), the stockholders approved, among other items, an increase of three million shares in the aggregate maximum number of shares issuable under the SIP to a total of 19 million shares and an extension of the period during which equity grants may be made under the SIP through December 31, 2019.  The shares that are issued as the result of these grants will be newly issued shares.  On August 5, 2010, the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission registering the new shares approved at the Annual Meeting.  At the Annual Meeting, the stockholders also re-approved the material terms of the performance goals under the SIP, thereby enabling AK Holding to maintain the tax deductibility of performance-based equity compensation pursuant to Section 162(m) of the Internal Revenue Code.

With respect to stock options, the exercise price of each option may not be less than the market price of the Company’s common stock on the date of the grant.  The Company has not had, and does not have, a policy or practice of repricing stock options to lower the price at which such option is exercisable.  Stock options have a maximum term of ten years and may not be exercised earlier than six months following the date of grant or such other term as may be specified in the award agreement.  Stock options granted to officers and key managers vest and become exercisable in three equal installments on the first, second and third anniversaries of the grant date.

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

Since October 2008, the equity-based compensation granted to Directors has changed from a combination of stock options and restricted stock to being comprised entirely of RSUs.  Before October 2008, Directors were granted restricted stock as the equity component of their compensation. On October 16, 2008, the Board amended the SIP to allow RSUs to be granted to non-employee Directors in lieu of restricted stock as the equity component of a Director’s compensation.  In addition, the Board of Directors permitted each Director a one-time election to convert all of his or her existing restricted stock to RSUs.  To the extent not so converted, restricted stock issued to a Director prior to October 16, 2008, vested at the end of the Director’s full tenure on the Board.  New grants of RSUs vest immediately upon grant, but are not settled (i.e., paid out) until one year after the date of the grant, unless deferred settlement is elected as described below.  Directors also formerly were granted stock options that vested and became exercisable after one year.  On July 16, 2009, the Board, upon its outside compensation consultant’s recommendation, revised the Director compensation program to replace the grants of stock options, which non-employee Directors previously received upon election to the Board and at five-year intervals thereafter, with ongoing quarterly awards of RSUs.  This change did not affect the vesting of stock options granted to Directors prior to July 16, 2009.  On July 22, 2010, the Board revised the equity component of its annual Board retainer fee such that the annual value of RSUs received by each director increased from eighty thousand dollars to ninety thousand dollars.

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

The Company’s estimate of fair value of options granted under the Company’s SIP is calculated as of the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009 (a)	2010	2009
Expected volatility	65.8% – 72.6%	—	61.8% – 77.7%	81.1% – 90.8%
Weighted-average volatility	68.79%	—	66.00%	82.56%
Expected term (in years)	2.8 – 4.8	—	2.8 – 6.3	2.8 – 6.3
Risk-free interest rate	1.02% – 1.38%	—	1.02% – 2.89%	1.05% – 1.84%
Dividend yield	1.34%	—	0.93%	2.19%

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

A summary of option activity under the Company’s SIP for the nine months ended September 30, 2010, is presented below:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2009	1,044,171	$14.54
Granted	218,458	21.99
Exercised	(154,157)	8.29
Cancelled	(9,375)	19.45
Outstanding at September 30, 2010	1,099,097	$16.85	7.1 yrs	$4.3

Expected to vest at September 30, 2010	453,787	$17.02	8.5 yrs	$1.9

Exercisable at September 30, 2010	621,427	$16.72	6.1 yrs	$2.3

The following table summarizes information about stock option value for the relevant periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Weighted-average grant-date fair value per share of options granted	$7.00	(a)	$11.14	$5.08
Total intrinsic value of options exercised (c)	(b)	$0.1	$1.4	$0.2

(a) No options granted
(b) No options exercised
(c) Based upon the average market price during the period

The following table summarizes information about stock options outstanding and exercisable at September 30, 2010:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$3.05	to	$9.19	104,333	5.2 yrs.	$7.38	96,833	$7.36
$9.20	to	$13.64	325,445	7.9 yrs.	9.28	106,615	9.41
$13.65	to	$16.65	135,501	5.5 yrs.	14.80	109,401	14.80
$16.66	to	$18.07	214,335	6.1 yrs.	16.76	214,335	16.76
$18.08	to	$68.47	319,483	8.3 yrs.	28.59	94,243	36.75

The following table lists performance shares granted by the Company in the relevant periods:

	Nine Months Ended
	September 30,
	2010	2009
Performance shares granted	290,720	543,089
Three-year performance period end date	December 31, 2012	December 31, 2011

Share-based compensation expense includes expense for both nonqualified stock options and performance shares granted from the SIP.  The following table summarizes information about share-based compensation expense, which the Company has estimated will be $8.7 for 2010:

	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010
Pre-tax share-based compensation expense	$2.0	$6.7
After-tax share-based compensation expense	1.2	4.1

A summary of the activity for non-vested restricted stock awards as of September 30, 2010, and changes during the nine-month period is presented below:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2009	682,526	$13.40
Granted	308,153	20.70
Vested	(520,734)	15.16
Cancelled	(10,130)	15.64
Outstanding at September 30, 2010	459,815	$16.24

The following table summarizes information on common stock compensation expense related to restricted stock awards granted under the Company’s SIP and stock compensation expense related to RSUs awarded to Directors for the relevant periods:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Common stock compensation expense related to restricted stock awards granted under the Company’s SIP	$1.1	$1.1	$5.5	$3.5
Common stock compensation expense related to restricted stock awards granted under the Company’s SIP after tax	0.7	0.7	3.4	2.2
Stock compensation expense related to RSUs awarded to Directors	0.2	0.3	0.6	0.6
Stock compensation expense related to RSUs awarded to Directors after tax	0.2	0.2	0.4	0.4

As of September 30, 2010, there were $5.0 of total unrecognized compensation costs related to non-vested share-based compensation awards granted under the SIP, which costs are expected to be recognized over a weighted average period of 1.8 years.

NOTE 6 - Long-term Debt and Other Financing

On May 11, 2010, AK Steel issued $400.0 of 7 5/8% Senior Notes due 2020 (the “2020 Notes”).  The issuance generated net proceeds of $392.0 after underwriting fees.  AK Holding, of which AK Steel is a wholly-owned subsidiary, fully and unconditionally, jointly and severally, guarantees the payment of interest, principal and premium, if any, on the 2020 Notes.  In April 2010, AK Steel commenced a cash tender offer and consent solicitation (the “Tender Offer”) for all of the approximately $504.0 in aggregate principal amount of outstanding 7 3/4% Senior Notes due 2012 (the “Old Notes”).  At the expiration of the Tender Offer on May 21, 2010, AK Steel accepted $321.2 in aggregate principal amount of Old Notes tendered by holders.  The aggregate amount paid by the Company to consummate the Tender Offer for the Old Notes was approximately $332.8, an amount equal to 100% of the principal amount of the tendered Old Notes, plus interest accrued to the Tender Offer’s expiration and a redemption premium of approximately $1.5 associated with the tendering noteholders’ acceptance of the accompanying consent solicitation.  The redemption premium was recorded in other income (expense) on the Company’s Condensed Consolidated Statements of Operations.

In addition, on May 12, 2010, pursuant to the terms of the indenture governing the Old Notes, AK Steel called for the redemption of all the approximately $182.8 in aggregate principal amount of Old Notes that remained outstanding after the expiration of the Tender Offer.  The aggregate redemption price for the Old Notes was approximately $189.9, an amount equal to 100% of the principal amount of the outstanding Old Notes, plus interest accrued to the redemption date, June 15, 2010.  The proceeds from the issuance of the 2020 Notes along with cash on hand were used to retire the Old Notes.

The respective aggregate amounts utilized for retiring the Old Notes through the Tender Offer and redemption, as paid towards the Old Notes’ principal and accrued but unpaid interest, as well as the redemption premium paid to holders for acceptance of the consent solicitation, were as follows:

	Principal	Interest	Premium	Total
Tender Offer	$321.2	$10.1	$1.5	$332.8
Redemption	182.8	7.1	—	189.9
Total Old Notes	$504.0	$17.2	$1.5	$522.7

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

At any time prior to May 15, 2015, AK Steel may redeem the 2020 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount, plus a “make-whole” premium calculated in accordance with the indentures governing the 2020 Notes and accrued and unpaid interest.  In addition, AK Steel may redeem the 2020 Notes, in whole or in part, at any time on or after May 15, 2015, at the redemption price for such notes set forth below as a percentage of the face amount, plus accrued and unpaid interest to the redemption date, if redeemed during the twelve-month period commencing on May 15 of the years indicated below:

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

The following table summarizes the fair value of the Company’s long-term debt, including current maturities for the relevant periods:

	September 30, 2010	December 31, 2009
Fair value of long-term debt, including current maturities	$512.5	$609.6

The fair value estimate was based on financial market information available to management at the measurement date.  Management is not aware of any significant factors that would materially alter this estimate since that date.  The carrying value of the Company’s financial instruments does not differ materially from their estimated fair value at September 30, 2010, and the end of 2009.

The 2020 Notes’ indentures include restrictive covenants, but these covenants are significantly less restrictive than the covenants contained in the indentures for the Old Notes.  The covenants relating to the 2020 Notes include customary restrictions on (a) the incurrence of additional debt by certain AK Steel subsidiaries, (b) the incurrence of liens by AK Steel and AK Holding’s other subsidiaries, (c) the amount of sale/leaseback transactions, and (d) the ability of AK Steel and AK Holding to merge or consolidate with other entities or to sell, lease or transfer all or substantially all of the assets of the AK Steel and AK Holding to another entity.  The 2020 Notes also contain customary events of default.

The Company’s $850.0 five-year revolving credit facility is secured by the Company’s product inventory and accounts receivable and contains restrictions on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliate transactions.  The Credit Facility expires in February 2012.  The Company does not expect any of these restrictions to affect or limit its ability to conduct its business in the ordinary course.  In addition, the facility requires maintenance of a minimum fixed charge coverage ratio of one to one if availability under the facility is less than $125.0.

As of the filing date of this Quarterly Report, the Company is in compliance with all of the 2020 Notes’ covenants and the Credit Facility covenants.

NOTE 7 - Income Taxes

Income taxes recorded through September 30, 2010, have been estimated based on year-to-date income and projected results for the full year.  The amounts recorded reflect the provisions of ASC Topic 740, “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes standards for the recognition and measurement of tax positions taken or expected to be taken on a tax return.

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

NOTE 8 - Comprehensive Income (Loss)

Comprehensive income (loss), net of tax, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income (loss) attributable to AK Holding	$(59.2)	$6.2	$(30.6)	$(114.4)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	1.7	0.4	(0.4)	1.3
Derivative instrument hedges, mark to market:
Gain (loss) arising in period	(4.7)	2.7	(19.6)	(19.2)
Less: Reclassification of (gain) loss included in net income	6.4	13.3	9.3	27.0
Unrealized holding gains (losses) on securities
Unrealized holding gains (losses) arising during period	1.1	1.7	0.4	1.9
Less: Reclassification of losses included in net income	—	—	0.1	—
Pension and OPEB adjustment	(10.4)	(9.0)	(29.9)	(27.1)
Comprehensive income (loss)	$(65.1)	$15.3	$(70.7)	$(130.5)

A deferred tax rate of approximately 38.0% was applied to derivative instrument hedges, unrealized gains and losses and the pension and OPEB adjustment.

Accumulated other comprehensive income, net of tax, is as follows:

	September 30,	December 31,
	2010	2009
Foreign currency translation	$3.9	$4.3
Derivative instrument hedges	(11.6)	(1.3)
Unrealized loss on investments	(1.1)	(1.6)
Employee benefit liability	136.6	166.5
Accumulated other comprehensive income	$127.8	$167.9

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

	September 30,	December 31,
	2010	2009
Accrued liabilities	$16.1	$17.0
Other non-current liabilities	39.8	40.6

In general, the material components of these accruals include the costs associated with investigations, delineations, risk assessments, remedial work, governmental response and oversight costs, site monitoring, and preparation of reports to the appropriate environmental agencies.

The ultimate costs to the Company with respect to each site cannot be predicted with certainty because of the evolving nature of the investigation and remediation process.  Rather, to develop the estimates of the probable costs, the Company must make certain assumptions.  The most significant of these assumptions relate to the nature and scope of the work which will be necessary to investigate and remediate a particular site and the cost of that work.  Other significant assumptions include the cleanup technology which will be used, whether and to what extent any other parties will participate in paying the investigation and remediation costs, reimbursement of governmental agency past response and future oversight costs, and the reaction of the governing environmental agencies to the proposed work plans.  Costs of future expenditures are not discounted to their present value.  The Company does not believe that there is a reasonable possibility that a loss or losses exceeding the amounts accrued will be incurred in connection with the environmental matters discussed below that would, either individually or in the aggregate, have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.  However, since amounts recognized in the financial statements in accordance with accounting principles generally accepted in the United States exclude potential losses that are not probable or that may not be currently estimable, the ultimate costs of these environmental proceedings may be higher than those currently recorded in the Company’s consolidated financial statements.

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

On September 30, 1998, AK Steel’s predecessor, Armco, Inc., received an order from the EPA under Section 3013 of RCRA requiring it to develop a plan for investigation of eight areas of Mansfield Works that allegedly could be sources of contamination.  A site investigation began in November 2000 and is continuing.  AK Steel cannot reliably estimate at this time how long it will take to complete this site investigation.  AK Steel currently has accrued approximately $2.1 for the projected cost of the study and remediation at Mansfield Works.  Until the site investigation is completed, AK Steel cannot reliably estimate the additional costs, if any, associated with any potentially required remediation of the site or the timeframe during which these potential costs would be incurred.

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

On July 23, 2007, and on December 9, 2008, the EPA issued NOVs with respect to the Coke Plant at AK Steel’s Ashland Works alleging violations of pushing and combustion stack limits.  The Company is investigating these claims and is working with the EPA to attempt to resolve them through the negotiation of a Consent Decree.  AK Steel believes it will reach a settlement in this matter, but it cannot be certain that a settlement will be reached and cannot reliably estimate at this time how long it will take to reach a settlement or what its terms might be.  Until it has reached a settlement with the EPA or the claims that are the subject of the NOV are otherwise resolved, AK Steel cannot reliably estimate the costs, if any, associated with any potentially required operational changes at the batteries or the timeframe over which any potential costs would be incurred.  Depending upon the final terms of the Consent Decree and the nature and scope of operations, however, those costs could be in excess of $50.0 over several years.  AK Steel will vigorously contest any claims which cannot be resolved through a settlement.

AK Steel previously reported that it has been negotiating with the Pennsylvania Department of Environmental Protection (“PADEP”) to resolve an alleged unpermitted discharge of wastewater from the closed Hillside Landfill at the former Ambridge Works.  AK Steel has reached a settlement in this matter and on July 15, 2009, the parties entered into a Consent Order and Agreement (the “Consent Order”) to memorialize that settlement.  Under the terms of the Consent Order, AK Steel will implement various corrective actions, including an investigation of the area where activities were conducted regarding the landfill, submission of a plan to collect and treat surface waters and seep discharges, and upon approval from PADEP, implementation of that plan.  Also, as part of the Consent Order, AK

Steel paid a civil penalty of five hundred twenty-five thousand dollars.  AK Steel anticipates that the cost associated with this matter will be approximately $2.9 in capital costs and $0.9 in expenses.  The Company has accrued the $0.9 for anticipated expenses associated with this matter.

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

As previously reported, on June 29, 2000, the United States filed a complaint on behalf of the EPA against AK Steel in the U.S. District Court for the Southern District of Ohio (the “Court”), Case No. C-1-00530, for alleged violations of the Clean Air Act, the Clean Water Act and the RCRA at the Middletown Works.  Subsequently, the State of Ohio, the Sierra Club and the National Resources Defense Council intervened.  On April 3, 2006, a proposed Consent Decree in Partial Resolution of Pending Claims (the “Consent Decree”), executed by all parties, was lodged with the Court.  After a 30-day notice period, the Consent Decree was entered by the Court on May 15, 2006.  In accordance with the Consent Decree, the Company is in the process of implementing certain RCRA corrective action interim measures to address polychlorinated biphenyls (“PCBs”) in sediments and soils relating to Dicks Creek and certain other specified surface waters, adjacent floodplain areas, and other previously identified geographic areas. The Company also will undertake a comprehensive RCRA facility investigation at its Middletown Works and, as appropriate, complete a corrective measures study. Under the Consent Decree, the Company paid a civil penalty of $0.46 and agreed to perform a supplemental environmental project to remove ozone-depleting refrigerants from certain equipment at an estimated cost of $0.85.  The Company has completed performance of the supplemental environmental project, and the project has been approved by the EPA.  The Company has completed a significant portion of the remedial activity at Dicks Creek which was planned for 2010.  The Company anticipates that the cost of the remaining remedial work required under the Consent Decree will be approximately $15.8, consisting of approximately $2.2 in capital investments and $13.6 in expenses.  The Company has accrued the $13.6 for anticipated expenses associated with this project. Additional work will be performed to more definitively delineate the remaining soils and sediments which will need to be removed under the Consent Decree.  Until that process is complete, the Company cannot reliably determine whether the actual cost of the work required under the Consent Decree will exceed the amount presently accrued.  If there are additional costs, the Company does not anticipate at this time that they will have a material financial impact on the Company.  The Company currently estimates that the remaining work will be completed in 2012, but that estimated timeframe is subject to the potential for delays, such as due to work plan approval delays, adverse weather conditions, and/or unanticipated soil or sediment conditions.

As previously reported, since 1990, AK Steel (or its predecessor, Armco Inc.) has been named as a defendant in numerous lawsuits alleging personal injury as a result of exposure to asbestos.  As of December 31, 2009, there were approximately 426 such lawsuits pending against AK Steel.  The great majority of these lawsuits have been filed on behalf of people who claim to have been exposed to asbestos while visiting the premises of a current or former AK Steel facility.  Approximately 40% of these premises suits arise out of claims of exposure at a facility in Houston, Texas that has been closed since 1984.  When such an asbestos lawsuit initially is filed, the complaint typically does not include a specific dollar claim for damages.  Only 130 of the 426 cases pending at December 31, 2009, in which AK Steel is a defendant, include specific dollar claims for damages in the filed complaints.  Those 130 cases involve a total of 2,489 plaintiffs and 17,089 defendants.  In these cases, the complaint typically includes a monetary claim for compensatory damages and a separate monetary claim in an equal amount for punitive damages, and does not attempt to allocate the total monetary claim among the various defendants.  For example, 119 of the 130 cases involve claims of $0.2 or less, six involve claims of between $0.2 and $5.0, two involve claims of between $5.0 and $15.0, and three involve claims of $20.0.  In each case, the amount described is per plaintiff against all of the defendants, collectively.  Thus, it usually is not possible at the outset of a case to determine the specific dollar amount of a claim against AK Steel.  In fact, it usually is not even possible at the outset to determine which of the plaintiffs actually will pursue a claim against AK Steel.  Typically, that can only be determined through written interrogatories or other discovery after a case has been filed.  Thus, in a case involving multiple plaintiffs and multiple defendants, AK Steel initially only accounts for the lawsuit as one claim against it.  After AK Steel has determined through discovery whether a particular plaintiff will pursue a claim against it, it makes an appropriate adjustment to statistically account for that specific claim.  It has been AK Steel’s experience to date that only a small percentage of asbestos plaintiffs ultimately identify AK Steel as a target defendant from whom they actually seek damages and most of these claims ultimately are either dismissed or settled for a small fraction of the damages initially claimed.  Set forth below is a chart showing the number of new claims filed (accounted for as described above), the number of pending claims disposed of (i.e., settled or otherwise dismissed), and the approximate net amount of dollars paid on behalf of AK Steel in settlement of asbestos-related claims in 2009 and 2008.

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

As previously reported, on January 2, 2002, John D. West, a former employee, filed a class action in the United States District Court for the Southern District of Ohio against the AK Steel Corporation Retirement Accumulation Pension Plan, or AK RAPP, and the AK Steel Corporation Benefit Plans Administrative Committee.  Mr. West claimed that the method used under the AK RAPP to determine lump sum distributions does not comply with the Employment Retirement Income Security Act of 1974 (“ERISA”) and resulted in underpayment of benefits to him and the other class members.  The District Court ruled in favor of the plaintiff class and on March 29, 2006, entered an amended final judgment against the defendants in the amount of $37.6 in damages and $7.3 in prejudgment interest, for a total of approximately $44.9, with post judgment interest accruing at the rate of 4.7% per annum until paid.  The defendants appealed, but their appeals ultimately were unsuccessful.  Pursuant to an agreed order, on April 1, 2009, defendants paid the sum of approximately $51.5 into a court-approved interest bearing account. The funds used to make this payment were from the AK Steel Master Pension Trust (the “Trust”).  The payment ended defendants’ liability to the class members pursuant to the judgment in this matter, including with respect to interest which accrues on the judgment. It did not, however, resolve defendants’ liability with respect to a claim for attorneys’ fees by plaintiffs’ counsel.  On August 31, 2009, the court granted a motion filed by plaintiffs’ counsel for a statutory award of fees, awarding fees in the approximate amount of $1.4.  The court denied a motion that sought a separate award of fees in the amount of 28% of the funds already paid into the court.  On September 15, 2009, plaintiffs’ counsel filed a motion to amend the order granting an award of attorneys’ fees.  On November 18, 2009, the Court issued an order directing distribution to the class members in the amount of approximately $51.3.  This amount is part of the approximately $51.5 previously paid from the Trust to a court-approved interest bearing account (the difference between the amounts representing Court-approved payments to the Fund Administrator).  On December 16, 2009, the Court denied plaintiffs’ motion to amend the order granting an award of attorneys’ fees, leaving intact the August 31, 2009 award of approximately $1.4.  No appeal of the December 16 order was filed and in January 2010 the approximately $1.4 in attorneys’ fees were paid to class counsel, concluding the Company’s obligations with respect to this litigation.  On June 22, 2010, the Court issued an order directing certain funds be returned to the Trust because such funds had not been claimed by class members.  Pursuant to the order, on July 9, 2010, $0.2 was returned to the Trust.  On August 25, 2010, plaintiffs filed an unopposed motion to return an additional amount of approximately $0.1 to the Trust consisting of interest earned by, and taxes refunded to, the fund and not designated for disbursement to class members.  The Court granted the motion and on September 8, 2010 approximately $0.1 was returned to the Trust, leaving the Fund Administrator holding no funds with respect to this action.  On August 25, 2010, plaintiffs filed a motion seeking, and the Court granted an additional award of attorneys’ fees to plaintiffs’ counsel in the amount of $0.1.  This amount represented work done by plaintiffs’ counsel in connection with administration of the Fund and disbursements to class members.  This amount was paid to plaintiffs’ counsel on September 1, 2010.  Such payments should conclude the activity in this litigation and resolve completely defendants’ liability in connection with this litigation.  Additional litigation has been filed, however, on behalf of other retirees who were excluded from the class based upon prior releases provided to the Company.  See discussion of Schumacher litigation filed on October 20, 2009, in the next paragraph.

As previously reported, on October 20, 2009, William Schumacher filed a purported class action against the AK Steel Corporation Retirement Accumulation Pension Plan, or AK RAPP, and the AK Steel Corporation Benefit Plans Administrative Committee in the United States District Court for the Southern District of Ohio, Case No. 1:09cv794. The complaint alleges that the method used under the AK RAPP to determine lump sum distributions does not comply with ERISA and the Internal Revenue Code and resulted in underpayment of benefits to him and the other class members.  Plaintiff and the other purportedly similarly situated individuals on whose behalf plaintiff filed suit were excluded by the Court in 2005 from the West litigation (discussed in the paragraph immediately above) based on previous releases of claims they had executed in favor of the Company.   On January 11, 2010, the defendants filed a motion to dismiss the Complaint based upon a statute of limitations ground.  That motion was denied on March 8, 2010, and defendants filed their answer to the complaint on March 22, 2010.  On August 11, 2010, plaintiff filed his motion for class certification.  Defendant filed its response in opposition to the motion for class certification on September 17, 2010.  That motion remains pending.  No trial date has yet been set. The defendants intend to contest this matter vigorously.

As previously reported, on October 20, 2005, Judith A. Patrick and another plaintiff filed a purported class action against AK Steel and the AK Steel Corporation Benefit Plans Administrative Committee in the United States District Court for the Southern District of Ohio, Case No. 1:05-cv-681 (the “Patrick Litigation”).  The complaint alleges that the defendants incorrectly calculated the amount of surviving spouse benefits due to be paid to the plaintiffs under the applicable pension plan.  On December 19, 2005, the defendants filed their answer to the complaint. The parties subsequently filed cross-motions for summary judgment on the issue of whether the applicable plan language had been properly interpreted.  On September 28, 2007, the United States Magistrate Judge assigned to the case issued a Report and Recommendation in which he recommended that the plaintiffs’ motion for partial summary judgment be granted and that the defendants’ motion be denied.  The defendants filed timely objections to the Magistrate’s Report and Recommendation.  On March 31, 2008, the court issued an order adopting the Magistrate’s recommendation and granting partial summary judgment to the plaintiffs on the issue of plan interpretation.  The plaintiffs’ motion for class certification was granted by the Court on October 27, 2008.  The case is proceeding with respect to discovery on the issue of damages.  No trial date has been set.  On May 27, 2009, a case asserting a similar claim was filed against AK Steel by Margaret Lipker in the United States District Court for the Eastern District of Kentucky, Case No. 09-00050 (the “Lipker Litigation”).  The Complaint in the Lipker Litigation alleged that AK Steel incorrectly calculated the amount of Ms. Lipker’s surviving spouse benefits due to be paid under the applicable pension plan (which was a different plan from that at issue in the Patrick Litigation).  The parties filed cross-motions for summary judgment.  On February 23, 2010, the Court in the Lipker Litigation granted plaintiffs motion for summary judgment and found that Ms. Lipker is entitled to a surviving spouse benefit of approximately four hundred sixty three dollars per month.  AK Steel appealed that February 23, 2010, decision to the United States Court of Appeals for the Sixth Circuit on March 11, 2010, Case No. 10-5298.  The issues in the appeal have been fully briefed by the parties.  In addition, counsel representing the plaintiffs in the Patrick Litigation filed an amicus curiae brief on July 20, 2010, on the ground that the decision in the Lipker Litigation could impact the merits of the issues in the Patrick Litigation.  The amicus curiae brief requested the Court of Appeals to affirm the district court’s decision in the Lipker Litigation on the issue of plan interpretation and liability.  The defendants intend to contest both of these matters vigorously.

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

As previously reported, on January 28, 2009, the City of Monroe, Ohio (“Monroe”) filed an action in the United States District Court for the Southern District of Ohio against Middletown Coke Company, Inc. and SunCoke Energy, Inc., Case No. 1-09-CV-63.   The complaint purported to be filed pursuant to Section 304(a)(3) of the Clean Air Act (“CAA”), 42 U.S.C. § 7604(a)(3), and sought injunctive relief, civil penalties, attorney fees, and other relief to prevent the construction of a new cokemaking facility on property adjacent to the Company’s Middletown Works.   The coke produced by the facility would be used by the Middletown Works.  See discussion of SunCoke contract in Note 12.  The Complaint alleged that the new facility will be a stationary source of air pollution without a permit issued under the New Source Review program of the CAA, including its Prevention of Significant Deterioration and Nonattainment New Source Review requirements.  On February 27, 2009, the defendants filed a motion to dismiss, or in the alternative to stay, the action pending final resolution of appeals (the “First ERAC Appeal”) to the Ohio Environmental Review Appeals Commission (“ERAC”) by Monroe and others of a Permit to Install the cokemaking facility issued by the Ohio Environmental Protection Agency (“OEPA”), Case Nos. 096256, 096265 and 096268-096285, consolidated.  In March 2009, AK Steel became a party to both the pending federal action and the First ERAC Appeal for the purpose of supporting the issuance of the permit to install and opposing the efforts by Monroe and others to prevent construction of the facility.  On August 20, 2009, the Court in the federal action granted defendants’ motion to dismiss.  On September 16, 2009, Monroe filed a Notice of Appeal to the United States Court of Appeals for the Sixth Circuit from the order dismissing the federal action.  On April 20, 2010, the Sixth Circuit dismissed the appeal as moot, vacated the District Court’s order, and remanded the case to the District Court for further proceedings, including dismissal of the litigation as moot.  On February 9, 2010, the OEPA issued a final air permit-to-install for the new facility under the New Source Review program of the CAA, including its Prevention of Significant Deterioration and Nonattainment New Source Review requirements (the “NSR Permit”).  In February and March 2010, Monroe and other interested parties filed Notices of Appeal to the ERAC of the permit-to-install issued under the New Source Review program (the “Second ERAC Appeal”), Case Nos. 096432-096438.  The Company intervened in the Second ERAC Appeal.  On July 8, 2010, Monroe filed a motion for partial summary judgment in the Second ERAC Appeal.  The Company filed a response opposing the motion for partial summary judgment on August 26, 2010.  ERAC has scheduled oral arguments on this motion for November 16, 2010.  On August 12, 2010, Monroe filed a motion for a stay of the NSR Permit.  Defendants’ response to that motion was filed on October 22, 2010.  No hearing on this motion has been scheduled to date.  Unless resolved earlier by summary judgment, the final hearing in the Second ERAC Appeal will commence on January 17, 2012.   On June 30, 2010, the First ERAC Appeal was dismissed as moot.  On July 9, 2010, Monroe filed a motion for expedited clarification in the First ERAC Appeal asking the ERAC to specify that the initial permit to install issued by OEPA would not be reinstated if the NSR Permit is vacated.  On July 28, 2010, ERAC denied Monroe’s motion for expedited clarification.  On July 29 and 30, 2010, Monroe and other interested parties filed Notices of Appeal in the State of Ohio Tenth District Court of Appeals, Case Nos. 10-AP-000721-24 (“Tenth District Appeal”) from the ERAC decision denying Monroe’s motion for expedited clarification.  Briefing in the Tenth District Appeal has not yet been completed.  AK Steel intends to continue to contest this matter vigorously.

As previously reported, on June 1, 2009, the Chinese Ministry of Commerce (“MOFCOM”) initiated antidumping and countervailing duty investigations of imports of grain oriented electrical steel (“GOES”) from Russia and the United States.  China initiated the investigations based on a petition filed by two Chinese steelmakers.  These two steelmakers allege that AK Steel and Allegheny Technologies Inc. of the United States and Novolipetsk Steel of Russia exported GOES to China at less than fair value, and that the production of GOES in the United States has been subsidized by the government.  On December 9, 2009, MOFCOM issued its preliminary determination that GOES producers in the United States and Russia had been dumping in the China market and that GOES producers in the United States had received subsidies from the United States government.  The Chinese authorities imposed provisional additional duties on future imports of GOES from Russia and/or the United States to China.  The duties do not apply to past imports.  On or about April 10, 2010, MOFCOM issued a final determination of dumping and subsidizing against GOES producers in the United States and Russia.  On September 16, 2010, the United States Trade Representative (the “USTR”) filed a complaint with the World Trade Organization (the “WTO”) against China for violating the WTO’s rules in imposing antidumping and countervailing duties against imports of GOES from the United States.  AK Steel intends to fully support the USTR in this matter.

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

Butler Works Retiree Healthcare Benefits Litigation

As previously reported, on June 18, 2009, three former hourly members of the Butler Armco Independent Union filed a purported class action against AK Steel in the United States District Court for the Southern District of Ohio, Case No. 1-09CV00423 (the “2009 Retiree Action”), alleging that AK Steel did not have a right to make changes to their healthcare benefits.  On June 29, 2009, the plaintiffs filed an amended complaint.  The named plaintiffs in the 2009 Retiree Action seek, among other things, injunctive relief for themselves and the other members of a proposed class, including an order retroactively rescinding certain changes to retiree healthcare benefits negotiated by AK Steel with its union.  The proposed class the plaintiffs sought to represent would consist of all union-represented retirees of AK Steel other than those retirees who were included in the class covered by the Middletown Works Retiree Healthcare Benefits Litigation described below.  On August 21, 2009, AK Steel filed an answer to the amended complaint and filed a motion for summary judgment which, if granted in full, would end the litigation.  On September 14, 2009, plaintiffs filed a motion for partial summary judgment and responded to defendant’s motion.  On October 14, 2009, plaintiffs filed a motion for preliminary injunction, seeking to prevent certain scheduled January 2010 changes to retiree healthcare from taking effect.  On November 25, 2009, AK Steel filed its opposition to the motion for a preliminary injunction, opposition to plaintiffs’ motion for partial summary judgment, and reply in support of its motion for summary judgment.  A hearing on the pending motions was held on December 8, 2009.  During the course of the hearing, plaintiffs’ counsel notified the court that the pending motion for a preliminary injunction was limited to retirees from the Company’s Butler Works in Butler, Pennsylvania.  On January 29, 2010, the trial court issued an opinion and order granting plaintiffs’ motion for a preliminary injunction and barring the Company from effecting any further benefit reductions or new healthcare charges for Butler Works hourly retirees until final judgment in the case.

On February 2, 2010, AK Steel filed a notice of appeal to the United States Court of Appeals for the Sixth Circuit seeking a reversal of the decision to grant the preliminary injunction.   If AK Steel were unable to obtain a reversal of the decision to impose the preliminary injunction, either in connection with the final judgment by the trial court or through appeal, then the negotiated changes to retiree healthcare for the Company’s Butler Works retirees would be rescinded and the Company’s other postretirement benefit (“OPEB”) obligations would increase by approximately $145.0 as of December 31, 2010, based upon current valuation assumptions.  This amount reflects the value of the estimated additional healthcare and welfare benefits the Company would pay out with respect to the Butler hourly retirees.

In the third quarter of 2010, the Company reached a tentative settlement agreement (the “Hourly Class Settlement”) with the Butler Works hourly retirees who initiated the litigation.  The appeal pending in the Sixth Circuit Court of Appeals has been stayed pending finalization of the Hourly Class Settlement.  The participants in the Hourly Class Settlement consist generally of all retirees and their surviving spouses who worked for AK Steel at Butler Works and retired from AK Steel on or before December 31, 2006 (the “Hourly Class Members”).  Pursuant to the Hourly Class Settlement, AK Steel will continue to provide company-paid health and life insurance to Hourly Class Members through December 31, 2014, and will make combined lump sum payments totaling $86.0 to a Voluntary Employees Beneficiary Association trust (the “VEBA Trust”) and to plaintiffs’ counsel.  More specifically, AK Steel will make three cash contributions to the VEBA Trust as follows:  $21.4 on August 1, 2011; $30.0 on July 31, 2012; and $26.0 on July 31, 2013.  The balance of the $86.0 in lump sum payments will be paid to plaintiffs’ attorneys to cover plaintiffs’ obligations with respect to attorneys’ fees.  Effective January 1, 2015, AK Steel will transfer to the VEBA Trust all OPEB obligations owed to the Hourly Class Members under the Company’s applicable health and welfare plans and will have no further liability for any claims incurred by the Hourly Class Members after December, 31, 2014, relating to their OPEB obligations.  The VEBA Trust will be utilized to fund all such future OPEB obligations to the Hourly Class Members.  Trustees of the VEBA will determine the scope of the benefits to be provided to the Hourly Class Members.

After reaching the Hourly Class Settlement, the Company was notified that a separate group of retirees from the Butler Works who were previously salaried employees and who had been members of the Butler Armco Independent Salaried Union also were asserting similar claims and desired to settle those claims on a basis similar to the settlement with the hourly employees. The participants in this group consist generally of all retirees and their surviving spouses who worked for AK Steel at Butler Works and retired from AK Steel between January 1, 1985, and on or before September 30, 2006 (the “Salaried Class Members”).  If the Salaried Class Members were to prevail on their claims, the Company’s other postretirement benefit obligation would increase by approximately $8.5 as of December 31, 2010, based upon current valuation assumptions.  This amount reflects the value of the estimated additional healthcare and welfare benefits the Company would pay out with respect to the Salaried Class Members.  After negotiation with counsel representing the Salaried Class Members, the Company also reached a tentative settlement agreement with the Salaried Class Members (the “Salaried Class Settlement”).  The stay referenced above of the appeal pending in the Sixth Circuit Court of Appeals pending finalization of the Hourly Class Settlement also applies to the Salaried Class Settlement.

Pursuant to the Salaried Class Settlement, AK Steel will continue to provide company-paid health and life insurance to Salaried Class Members through December 31, 2014, and will make combined lump sum payments totaling $5.0 to a VEBA Trust and to plaintiffs’ counsel.  AK Steel will make three cash contributions to the VEBA Trust as follows: approximately $1.1 on August 1, 2011; approximately $1.7 on July 31, 2012; and approximately $1.7 on July 31, 2013.  The balance of the $5.0 in lump sum payments will be paid to plaintiffs’ attorneys to cover plaintiffs’ obligations with respect to attorneys’ fees.  Effective January 1, 2015, AK Steel will transfer to the VEBA Trust all OPEB obligations owed to the Salaried Class Members under the Company’s applicable health and welfare plans and will have no further liability for any claims incurred by the Salaried Class Members after December 31, 2014, relating to their OPEB obligations.  The VEBA Trust will be utilized to fund all such future OPEB obligations to the Salaried Class Members.  Trustees of the VEBA will determine the scope of the benefits to be provided to the Salaried Class Members.

The tentative settlements with both the Hourly Class Members and the Salaried Class Members are subject to approval by the Court.  In connection with those settlements, on September 17, 2010, the plaintiffs filed an Unopposed Motion to File a Second Amended Complaint and an Unopposed Amended Motion for an Order Conditionally Certifying Classes, and the parties jointly filed a Joint Motion for Preliminary Approval of Class Action Settlement Agreements and Proposed Class Notice.  On September 24, 2010, the Court held a hearing on these motions and issued orders granting the joint motion for preliminary approval of class action settlement, conditionally certifying the two classes, and allowing the filing of a second amended complaint.  Notice of the settlements was sent to all Hourly Class Members and Salaried Class Members (hereinafter collectively referred to as the “Class Members”) on October 1, 2010.  The Class Members will be given the opportunity to object to their respective settlement in writing and at a hearing conducted by the Court to determine whether to approve the settlements.  The deadline for filing objections to the settlements is November 15, 2010.  A fairness hearing with respect to the settlements has been scheduled for January 10, 2011.  The Court will decide after that hearing whether or not to grant final approval of each settlement.

If the Court does grant final approval of a particular settlement, a judgment (the “Judgment”) approving that settlement will be entered.  A Judgment approving a settlement may be appealed to the United States Court of Appeals for the Sixth Circuit.  If such an appeal is still pending at the time a payment is due from AK Steel to the VEBA Trust under the terms of a settlement, the payment will not occur until the Judgment approving the settlement is final and not subject to further appeals or judicial review.

As of September 30, 2010, the Company’s total OPEB liability for all of its retirees was approximately $785.0.  Assuming a Judgment approving both settlements is entered, if and when that occurs the Company’s total OPEB liability (prior to any funding of the VEBA Trust) is projected to increase by approximately $36.0, and there would be a one-time charge of approximately $14.0, based upon current valuation assumptions.  The remaining portion of the plan amendment would be amortized over approximately five years.  Once a settlement is final and no longer subject to appeal, the Company’s only remaining liability with respect to the OPEB obligations to the Class Members will be to provide existing company-paid health and life insurance to Class Members through December 31, 2014, and to contribute the payments due to the VEBA Trust under the settlements. The Company will have no other liability or responsibility with respect to OPEB obligations to the Class Members.  After payment of each of the annual contributions due to the VEBA Trust under the terms of the settlements, the Company’s total OPEB liability will be further reduced by the amount of each payment.

If the Judgment is not affirmed on appeal, the Company resumes responsibility, in whole or in part (depending upon the terms of the judicial decision reversing, vacating or modifying the Judgment) for the OPEB obligations to some or all of the Class Members.  Under such circumstances, the Company’s total OPEB liability would increase accordingly, but the Company cannot reliably project at this time the amount of that increase because it is dependent upon the specific terms of the judicial decision.  At that point, as to any such OPEB obligations for which the Company has resumed responsibility as a result of the judicial decision, AK Steel would restart the retiree litigation and seek to judicially enforce what it continues to believe is its contractual right to reduce OPEB benefits provided to any Class Members as to whom the settlement no longer applies.

For accounting purposes, a settlement of the Company’s OPEB obligations related to the Class Members will be deemed to have occurred when AK Steel makes the last payment called for under the Settlement.

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

Under terms of the Settlement, AK Steel has transferred to a Voluntary Employees Beneficiary Association trust (the “VEBA Trust”) all OPEB obligations owed to the Class Members under the Company’s applicable health and welfare plans and will have no further liability for any claims incurred by the Class Members after the effective date of the Settlement relating to their OPEB obligations.  The VEBA Trust will be utilized to fund the future OPEB obligations to the Class Members.  Under the terms of the Settlement, AK Steel was obligated to initially fund the VEBA Trust with a contribution of $468.0 in cash within two business days of the effective date of the Settlement.  AK Steel made this contribution on March 4, 2008.  AK Steel further committed under the Settlement to make three subsequent annual cash contributions of $65.0 each, for a total contribution of $663.0.  AK Steel has timely made the first two of these three annual cash contributions of $65.0, leaving AK Steel obligated to make one more cash contribution in March of 2011.

Prior to the Settlement, the Company’s total OPEB liability for all of its retirees was approximately $2.0 billion.  Of that amount, approximately $1.0 billion was attributable to the Class Members.  Immediately following the Judgment approving the Settlement, the Company’s total OPEB liability was reduced by approximately $339.1.  This reduction in the Company’s OPEB liability is being treated as a negative plan amendment and amortized as a reduction to net periodic benefit cost over approximately eleven years.  This negative plan amendment will result in an annual net periodic benefit cost reduction of approximately $30.0 in addition to the lower interest costs associated with the lower OPEB liability.  Upon payment on March 4, 2008, of the initial $468.0 contribution by AK Steel to the VEBA Trust in accordance with the terms of the Settlement, the Company’s total OPEB liability was reduced further to approximately $1.1 billion.  The Company’s total OPEB liability was further reduced by the two $65.0 payments referred to above.  The Company’s total OPEB liability will be reduced further after the remaining $65.0 payment due in March 2011 is made.  In total, it is expected that the $663.0 Settlement with the Class Members ultimately will reduce the Company’s total OPEB liability by approximately $1.0 billion.

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

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include model-generated values that rely on inputs either directly observed or readily derived from available market data sources, such as Bloomberg or other news and data vendors.  Level 2 prices include: quoted prices for similar assets or liabilities in active markets, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates and yield curves observable at commonly quoted intervals or current market) and contractual prices for the underlying financial instrument, as well as other relevant economic factors.  Market values of the Company’s natural gas, electric, and nickel derivative values and foreign currency forward contracts values are generated using forward prices that are derived from observable futures prices relating to the respective commodity or currency from sources such as the New York Mercantile Exchange (NYMEX) or the London Metal Exchange (LME).  In cases where the derivative is an option contract (including caps, floors and collars), the Company relies on the counterparty in connection with the determination of expected volatility and the associated time or volatility values.  The discount rate used in these fair value calculations reflects the credit quality of the party obligated to pay under the derivative contract.  While differing discount rates applied to different contracts as a function of differing maturities and different counterparties, for the period ended September 30, 2010, a spread over benchmark interest rates of less than three percent was used for contracts valued as liabilities, while the spread over benchmark rates of less than one-half percent was used for derivatives valued as assets.

Level 3 inputs are unobservable inputs for the asset or liability.  Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.  This level of categorization is not applicable to any of the Company’s valuations.

The following fair value table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of the dates indicated.

	September 30, 2010			December 31, 2009
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Available for sale investments–
Marketable equity securities (a)	$28.6	$—	$28.6	$27.3	$—	$27.3
Foreign exchange contracts (b)	—	—	—	—	0.9	0.9
Commodity hedge contracts (c)	—	1.5	1.5	—	2.0	2.0
Assets measured at fair value	$28.6	$1.5	$30.1	$27.3	$2.9	$30.2

Liabilities (d):
Foreign exchange contracts	—	$2.1	$2.1	—	—	—
Commodity hedge contracts	—	15.6	15.6	—	5.8	5.8
Liabilities measured at fair value	$—	$17.7	$17.7	$—	$5.8	$5.8

(a) Held in a trust and included in Other investments on the Condensed Consolidated Balance Sheets.
(b) Included in Other current assets on the Condensed Consolidated Balance Sheets.
(c) Included in Other current assets or Other non-current assets on the Condensed Consolidated Balance Sheets.
(d) Included in Accrued liabilities or Other non-current liabilities on the Condensed Consolidated Balance Sheets.

NOTE 11 - Investments in an Unrealized Loss Position

The Company has investments for a nonqualified pension plan with fair values less than cost at September 30, 2010.  The investments are in three mutual funds representing the Standard and Poor’s 500 index, the Russell 1000 Value index and the Europe, Australasia and Far East (EAFE) index.  The investments in index funds represent broad asset categories designed to track macroeconomic conditions.  The Company evaluated past periods of market declines and the related periods of recovery.  The Company believes that the investments will recover to levels higher than cost in a reasonable period of time.  The Company has no short term cash requirements for these investments and currently does not intend to liquidate them resulting in the realization of a loss before a period of time sufficient for the markets to recover.  Based on the market evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a recovery of fair value, the Company does not consider those investments to be other than temporarily impaired at September 30, 2010.

INVESTMENTS IN AN UNREALIZED LOSS POSITION
At September 30, 2010

	Loss Position		Loss Position		Loss Position
	Less Than 12 Months		Greater Than 12 Months		Total
Investment	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Marketable Equity Securities	—	—	$16.9	$2.3	$16.9	$2.3

NOTE 12 - Variable Interest Entity

In the first quarter of 2008, the Company’s Board of Directors approved a 20-year supply contract with Middletown Coke Company, Inc. (“Middletown Coke”), an affiliate of SunCoke Energy, Inc. (“SunCoke”), to provide the Company with metallurgical-grade coke and electrical power.  The coke and power will come from a new facility to be constructed, owned and operated by Middletown Coke adjacent to the Company’s Middletown Works.  The proposed new facility is expected to produce about 550,000 tons of coke and approximately 50 megawatts of electrical power annually.  The current anticipated cost to build the facility is approximately $380.0.  Under the agreement, the Company will purchase all of the coke and electrical power generated from the new plant for at least 20 years, helping the Company achieve its goal of more fully integrating its raw material supply and providing about 25% of the power requirements of Middletown Works.  The agreement was contingent upon, among other conditions, Middletown Coke receiving all necessary local, state and federal approvals and permits, as well as available economic incentives, to build and operate the proposed new facility.  Those contingencies have been satisfied or waived.  However, the issuance by the Ohio EPA of a Permit to Install for the facility is the subject of a legal challenge by the City of Monroe and others which is discussed in Note 9 above.  Even though the Company has no ownership interest in Middletown Coke, the expected production from the facility is completely committed to the Company.  As such, Middletown Coke is deemed to be a variable interest entity and the financial results of Middletown Coke are required to be consolidated with the results of the Company as directed by ASC Topic 810.  At September 30, 2010, Middletown Coke had approximately $177.9 in assets on the Company’s Condensed Consolidated Balance Sheets, comprised mainly of construction in progress which is reflected in Property, Plant and Equipment, net on the Company’s Condensed Consolidated Balance Sheets.  Additionally, Middletown Coke had approximately $183.1 in liabilities, comprised mainly of advances from its parent company, SunCoke, which are reflected in Other non-current liabilities on the Company’s Condensed Consolidated Balance Sheets.

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

NOTE 13 - Disclosures About Derivative Instruments and Hedging Activities

The Company is subject to risks of exchange rate fluctuations on a portion of inter-company receivables that are denominated in foreign currencies.  The Company occasionally uses forward currency contracts to manage exposures to certain of these currency price fluctuations.  As of September 30, 2010, the Company had entered into forward currency contracts in the amount of 21,975,000 euros.  These contracts have not been designated as hedges for accounting purposes.

In the ordinary course of business, the Company is exposed to market risk for price fluctuations of raw materials and energy sources.  The Company uses cash settled commodity price swaps and options (including collars) to hedge the market risk associated with the purchase of certain of its raw materials and energy requirements.  Such hedges routinely are used with respect to a portion of the Company’s natural gas and nickel requirements and are sometimes used with respect to its aluminum, zinc and electricity requirements.  The Company’s hedging strategy is designed to mitigate the earnings effects that derive from the price volatility of these various commodity exposures.  Independent of any hedging activities, price increases in any of these commodity markets could negatively impact operating costs.

All commodity derivatives are marked to market and recognized as other current assets, other non-current assets or other accrued liabilities.  The effective gains and losses for designated commodity derivatives in cash flow hedge relationships are deferred in accumulated other comprehensive income on the Condensed Consolidated Balance Sheets and recognized into cost of products sold in the same period as the resulting earnings impacts associated with the underlying transaction.  Gains and losses on these designated derivatives arising from either hedge ineffectiveness or components excluded from the assessment of effectiveness are recognized in current earnings under cost of products sold.  All gains or losses from non-designated derivatives (i.e., those  for which special hedge accounting treatment is not applied) are also reported in earnings on a current basis in cost of products sold.

Accounting guidance requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position.  In accordance with ASC Topic 815, “Derivatives and Hedging”, the Company designates commodity price swaps and options as cash flow hedges of forecasted purchases of raw materials and energy sources.

The following table summarizes information on the Company’s existing commodity hedges at September 30, 2010:

Commodity Hedge	Settlement Dates	Amount of existing gains (losses) expected to be reclassified into earnings within the next twelve months
Natural Gas	October 2010 to December 2011	$(11.7)
Electricity	October 2010 to December 2010	0.0

As of September 30, 2010 the Company had the following outstanding commodity price swaps and/or options that were entered into in order to hedge forecasted purchases:

Commodity	Amount	Unit
Nickel	468,986	lbs
Natural Gas	25,850,000	MMBTUs
Electricity	78,000	MWHs

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets

		as of September 30, 2010		as of December 31, 2009
	Balance Sheet Location	Asset Fair Value	Liability Fair Value	Asset Fair Value	Liability Fair Value
Derivatives designated as hedging instruments:
Commodity contracts	Accrued liabilities	$—	$15.2	$—	$5.8
Commodity contracts	Other non-current liabilities	—	0.2	—	—
Total derivatives designated as hedging instruments		$—	$15.4	$—	$5.8

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Accrued liabilities	$—	$2.1	$0.9	—
Commodity contracts	Other current assets	1.5	—	1.9	—
Commodity contracts	Other non-current assets	—	—	0.1	—
Commodity contracts	Accrued liabilities	—	0.2	—	—
Total derivatives not designated as hedging instruments		$1.5	$2.3	$2.9	$—
Total derivatives		$1.5	$17.7	$2.9	$5.8

Table reflects derivative classification under ASC Topic 815.

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations

	Gain (Loss)
	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Derivatives in cash flow hedging relationships:
Commodity Contracts
Amount recognized in Other Comprehensive Income (“OCI”)	$(4.7)	$2.7	$(19.6)	$(19.2)
Amount reclassified from accumulated OCI into cost of products sold (effective portion)	(6.4)	(13.3)	(9.3)	(27.0)
Amount recognized in cost of products sold (ineffective portion and amount excluded from effectiveness testing)	5.1	(1.4)	6.3	(2.9)

Derivatives not designated as hedging instruments:
Foreign Exchange Contracts
Amount recognized in other income, net	(4.3)	0.2	(3.0)	0.4

Commodity Contracts
Amount recognized in cost of products sold	0.5	0.8	(0.3)	3.4

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

NOTE 15 - Supplemental Guarantor Information

On May 11, 2010, AK Steel issued $400.0 of 7 5/8% Senior Notes due 2020 (the “2020 Notes”).  In connection with the issuance of the 2020 Notes, AK Holding and its wholly-owned subsidiary, AK Steel, entered into new indentures governing the 2020 Notes.  Under the terms of the new indentures, AK Holding fully and unconditionally, jointly and severally, guarantees the payment of interest, principal and premium, if any, on the 2020 Notes.  AK Holding currently is the sole guarantor of the 2020 Notes.

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

Condensed Statements of Operations
For the Three Months Ended September 30, 2010

	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
Net sales	$—	$1,515.2	$150.3	$(89.6)	$1,575.9
Cost of products sold (exclusive of items shown below)	—	1,535.4	136.6	(95.9)	1,576.1
Selling and administrative expenses	0.9	55.1	(4.0)	—	52.0
Depreciation	—	48.6	1.7	—	50.3
Total operating costs	0.9	1,639.1	134.3	(95.9)	1,678.4
Operating profit (loss)	(0.9)	(123.9)	16.0	6.3	(102.5)
Interest expense	—	5.9	—	—	5.9
Other income (expense)	—	(2.0)	10.0	—	8.0
Income (loss) before income taxes	(0.9)	(131.8)	26.0	6.3	(100.4)
Income tax provision (benefit)	(0.3)	(53.6)	11.3	2.2	(40.4)
Net income (loss)	(0.6)	(78.2)	14.7	4.1	(60.0)
Less: net loss attributable to noncontrolling interests	—	—	(0.8)	—	(0.8)
Net income (loss) attributable to AK Holding Corporation	(0.6)	(78.2)	15.5	4.1	(59.2)
Equity in net income (loss) of subsidiaries	(58.6)	19.6	—	39.0	—
Net income (loss) attributable to AK Holding Corporation	$(59.2)	$(58.6)	$15.5	$43.1	$(59.2)

Condensed Statements of Operations
For the Three Months Ended September 30, 2009

	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
Net sales	$—	$921.4	$145.1	$(25.4)	$1,041.1
Cost of products sold (exclusive of items shown below)	0.1	816.0	131.0	(17.9)	929.2
Selling and administrative expenses	0.7	46.5	6.0	(7.6)	45.6
Depreciation	—	49.2	1.8	—	51.0
Total operating costs	0.8	911.7	138.8	(25.5)	1,025.8
Operating profit (loss)	(0.8)	9.7	6.3	0.1	15.3
Interest expense	—	9.0	—	—	9.0
Other income (expense)	—	(1.2)	9.1	(5.0)	2.9
Income (loss) before income taxes	(0.8)	(0.5)	15.4	(4.9)	9.2
Income tax provision (benefit)	(0.3)	(0.9)	5.6	(0.9)	3.5
Net income (loss)	(0.5)	0.4	9.8	(4.0)	5.7
Less: net loss attributable to noncontrolling interests	—	—	(0.5)	—	(0.5)
Net income (loss) attributable to AK Holding Corporation	(0.5)	0.4	10.3	(4.0)	6.2
Equity in net income of subsidiaries	6.7	6.3	—	(13.0)	—
Net income (loss) attributable to AK Holding Corporation	$6.2	$6.7	$10.3	$(17.0)	$6.2

Condensed Statements of Operations
For the Nine Months Ended September 30, 2010

	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
Net sales	$—	$4,443.9	$428.2	$(294.4)	$4,577.7
Cost of products sold (exclusive of items shown below)	—	4,163.2	387.1	(302.6)	4,247.7
Selling and administrative expenses	3.3	167.7	(12.2)	—	158.8
Depreciation	—	145.2	5.3	—	150.5
Total operating costs	3.3	4,476.1	380.2	(302.6)	4,557.0
Operating profit (loss)	(3.3)	(32.2)	48.0	8.2	20.7
Interest expense	—	25.9	—	—	25.9
Other income (expense)	—	(9.5)	3.5	0.2	(5.8)
Income (loss) before income taxes	(3.3)	(67.6)	51.5	8.4	(11.0)
Income tax provision due to tax law change	—	25.3	—	—	25.3
Income tax provision (benefit)	(1.2)	(25.1)	19.3	2.9	(4.1)
Net income (loss)	(2.1)	(67.8)	32.2	5.5	(32.2)
Less: net loss attributable to noncontrolling interests	—	—	(1.6)	—	(1.6)
Net income (loss) attributable to AK Holding Corporation	(2.1)	(67.8)	33.8	5.5	(30.6)
Equity in net income (loss) of subsidiaries	(28.5)	39.3	—	(10.8)	—
Net income (loss) attributable to AK Holding Corporation	$(30.6)	$(28.5)	$33.8	$(5.3)	$(30.6)

Condensed Statements of Operations
For the Nine Months Ended September 30, 2009

	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
Net sales	$—	$2,403.6	$422.1	$(68.8)	$2,756.9
Cost of products sold (exclusive of items shown below)	0.1	2,273.0	390.8	(45.1)	2,618.8
Selling and administrative expenses	2.7	140.0	19.4	(20.8)	141.3
Depreciation	—	148.5	5.4	—	153.9
Total operating costs	2.8	2,561.5	415.6	(65.9)	2,914.0
Operating profit (loss)	(2.8)	(157.9)	6.5	(2.9)	(157.1)
Interest expense	—	28.3	0.1	—	28.4
Other income (expense)	—	(1.2)	40.2	(30.4)	8.6
Income (loss) before income taxes	(2.8)	(187.4)	46.6	(33.3)	(176.9)
Income tax provision (benefit)	(1.0)	(72.0)	17.3	(5.3)	(61.0)
Net income (loss)	(1.8)	(115.4)	29.3	(28.0)	(115.9)
Less: net loss attributable to noncontrolling interests	—	—	(1.5)	—	(1.5)
Net income (loss) attributable to AK Holding Corporation	(1.8)	(115.4)	30.8	(28.0)	(114.4)
Equity in net income (loss) of subsidiaries	(112.6)	2.8	—	109.8	—
Net income (loss) attributable to AK Holding Corporation	$(114.4)	$(112.6)	$30.8	$81.8	$(114.4)

Condensed Balance Sheets
As of September 30, 2010

	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$63.3	$17.2	$—	$80.5
Accounts receivable, net	—	644.0	75.7	(118.3)	601.4
Inventories, net	—	566.7	123.4	(16.1)	674.0
Deferred tax asset	—	242.3	—	—	242.3
Other current assets	0.2	31.8	1.0	—	33.0
Total Current Assets	0.2	1,548.1	217.3	(134.4)	1,631.2
Property, Plant and Equipment	—	5,294.1	281.2	—	5,575.3
Accumulated depreciation	—	(3,497.0)	(62.5)	—	(3,559.5)
Property, plant and equipment, net	—	1,797.1	218.7	—	2,015.8
Other Non-current Assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	55.6
Investment in affiliates	(1,248.2)	1,248.2	1,137.8	(1,137.8)	—
Inter-company accounts	2,051.8	(3,096.0)	(313.5)	1,357.7	—
Other investments	—	31.6	23.0	—	54.6
Goodwill	—	—	37.1	—	37.1
Other intangible assets	—	—	0.2	—	0.2
Deferred tax asset	—	498.6	0.3	—	498.9
Other non-current assets	—	14.4	0.7	—	15.1
TOTAL ASSETS	$803.8	$2,042.0	$1,377.2	$85.5	$4,308.5

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$728.6	$38.2	$(0.3)	$766.5
Accrued liabilities	—	154.5	11.0	—	165.5
Current portion of long-term debt	—	0.7	—	—	0.7
Current portion of pension and other postretirement benefit obligations	—	140.1	0.5	—	140.6
Total Current Liabilities	—	1,023.9	49.7	(0.3)	1,073.3
Non-current Liabilities:
Long-term debt	—	501.8	—	—	501.8
Pension and other postretirement benefit obligations	—	1,649.0	5.0	—	1,654.0
Other non-current liabilities	—	115.5	161.3	2.0	278.8
Total Non-current Liabilities	—	2,266.3	166.3	2.0	2,434.6
TOTAL LIABILITIES	—	3,290.2	216.0	1.7	3,507.9
TOTAL AK STEEL HOLDING CORPORATION STOCKHOLDERS’ EQUITY (DEFICIT)	803.8	(1,248.2)	1,164.4	83.8	803.8
Noncontrolling interest	—	—	(3.2)	—	(3.2)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	803.8	(1,248.2)	1,161.2	83.8	800.6
TOTAL LIABILITIES AND EQUITY	$803.8	$2,042.0	$1,377.2	$85.5	$4,308.5

Condensed Balance Sheets
As of December 31, 2009

	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$444.3	$17.4	$—	$461.7
Accounts receivable, net	—	501.8	67.9	(106.6)	463.1
Inventories, net	—	349.5	90.8	(23.6)	416.7
Deferred tax asset	—	223.9	—	—	223.9
Other current assets	0.1	63.8	0.8	—	64.7
Total Current Assets	0.1	1,583.3	176.9	(130.2)	1,630.1
Property, Plant and Equipment	—	5,210.4	174.7	—	5,385.1
Less accumulated depreciation	—	(3,351.8)	(57.3)	—	(3,409.1)
Property, plant and equipment, net	—	1,858.6	117.4	—	1,976.0
Other Non-current Assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	55.6
Investment in affiliates	(1,180.8)	1,180.8	1,038.7	(1,038.7)	—
Inter-company accounts	2,061.5	(3,066.3)	(321.6)	1,326.4	—
Other investments	—	31.6	20.5	—	52.1
Goodwill	—	—	37.1	—	37.1
Other intangible assets	—	—	0.2	—	0.2
Deferred tax asset	—	514.4	0.3	—	514.7
Other non-current assets	—	8.5	0.4	—	8.9
TOTAL ASSETS	$880.8	$2,110.9	$1,125.5	$157.5	$4,274.7
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$423.8	$15.2	$(0.1)	$438.9
Accrued liabilities	—	149.8	8.7	(1.5)	157.0
Current portion of long-term debt	—	0.7	—	—	0.7
Pension and other postretirement benefit obligations	—	143.6	0.5	—	144.1
Total Current Liabilities	—	717.9	24.4	(1.6)	740.7
Non-current Liabilities:
Long-term debt	—	605.8	—	—	605.8
Pension and other postretirement benefit obligations	—	1,851.2	5.0	—	1,856.2
Other non-current liabilities	—	116.8	75.8	(0.7)	191.9
Total Non-current Liabilities	—	2,573.8	80.8	(0.7)	2,653.9
TOTAL LIABILITIES	—	3,291.7	105.2	(2.3)	3,394.6
TOTAL AK HOLDING STOCKHOLDERS’ EQUITY (DEFICIT)	880.8	(1,180.8)	1,021.0	159.8	880.8
Noncontrolling interest	—	—	(0.7)	—	(0.7)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	880.8	(1,180.8)	1,020.3	159.8	880.1
TOTAL LIABILITIES AND EQUITY	$880.8	$2,110.9	$1,125.5	$157.5	$4,274.7

Condensed Statements of Cash Flows
For the Nine Months Ended September 30, 2010

	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
Net cash flows from operating activities	$(1.6)	$(187.0)	$(1.6)	$13.7	$(176.5)
Cash flows from investing activities:
Capital investments	—	(72.2)	(86.5)	—	(158.7)
Other investing items, net	—	1.6	(0.8)		0.8
Net cash flows from investing activities	—	(70.6)	(87.3)	—	(157.9)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	400.0	—	—	400.0
Redemption of long-term debt	—	(506.1)	—	—	(506.1)
Debt issuance costs	—	(9.0)	—	—	(9.0)
Proceeds from stock options	1.3	—	—	—	1.3
Purchase of treasury stock	(7.7)	—	—	—	(7.7)
Common stock dividends paid	(16.5)	—	—	—	(16.5)
Inter-company activity	21.3	(8.3)	0.7	(13.7)	—
Advances from minority interest owner	—	—	88.4	—	88.4
Other financing items, net	3.2	—	(0.4)	—	2.8
Net cash flows from financing activities	1.6	(123.4)	88.7	(13.7)	(46.8)
Net decrease in cash and cash equivalents	—	(381.0)	(0.2)	—	(381.2)
Cash and equivalents, beginning of period	—	444.3	17.4	—	461.7
Cash and equivalents, end of period	$—	$63.3	$17.2	$—	$80.5

Condensed Statements of Cash Flows
For the Nine Months Ended September 30, 2009

	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
Net cash flows from operating activities	$(1.5)	$(111.9)	$43.8	$(17.8)	$(87.4)
Cash flows from investing activities:
Capital investments	—	(90.6)	(23.1)	—	(113.7)
Other investing items, net	—	0.6	1.7	—	2.3
Net cash flows from investing activities	—	(90.0)	(21.4)	—	(111.4)
Cash flows from financing activities:
Redemption of long-term debt	—	(23.3)	—	—	(23.3)
Purchase of treasury stock	(11.4)	—	—	—	(11.4)
Common stock dividends paid	(16.5)	—	—	—	(16.5)
Inter-company activity	29.3	2.6	(49.7)	17.8	—
Advances from minority interest owner	—	—	25.3	—	25.3
Other financing items, net	0.1	0.1	1.3	—	1.5
Net cash flows from financing activities	1.5	(20.6)	(23.1)	17.8	(24.4)
Net decrease in cash and cash equivalents	—	(222.5)	(0.7)	—	(223.2)
Cash and equivalents, beginning of period	—	548.6	14.1	—	562.7
Cash and equivalents, end of period	$—	$326.1	$13.4	$—	$339.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

In the third quarter of 2010, the Company continued to see modest improvement in its shipping rate, with shipments increasing quarter-over-quarter for the fifth consecutive quarter.  The average selling price for the Company’s products, though down slightly from the prior quarter, was better than had been projected.  The benefits of the increased shipments and relatively stable pricing, however, were more than offset by a significant increase in the cost of raw materials, principally iron ore, and to a lesser extent by other cost increases.  Thus, though the Company’s business has improved from the dramatic decline in steel consumption that resulted from the severe recession which started in the fall of 2008, the Company faced challenging economic conditions in the third quarter of 2010.

Steel Shipments

Total shipments for the three months ended September 30, 2010 and 2009, were 1,465,800 tons and 1,047,800 tons, respectively.  For the three-month period ended September 30, 2010, value-added products comprised 82.4% of total shipments compared to 85.3% for the three-month period ended September 30, 2009.  Total shipments for the nine months ended September 30, 2010 and 2009 were 4,301,000 tons and 2,567,200 tons, respectively.  For the nine-month period ended September 30, 2010, value-added products comprised 83.4% of total shipments compared to 85.8% for the nine-month period ended September 30, 2009.  Total shipments for the three- and nine-month periods ended September 30, 2010, were substantially higher than during the same periods in 2009 due to increased steel demand, particularly in the spot and automotive markets.  The higher market demand in the spot and automotive markets resulted in increases in coated and cold-rolled shipments.  The improved demand in the automotive market also resulted in an increase in stainless shipments.  The value-added shipments were slightly lower as a percentage of total shipments for each of the three- and nine-month periods in 2010 versus 2009 primarily because hot-rolled carbon steel shipments to the spot market increased as a percentage of total sales to a slightly greater extent than did coated, cold-rolled and specialty steel shipments.  The increase in hot-rolled steel shipments was due chiefly to improved economic conditions which spurred increased service center shipments to end users.  Ongoing weakness in the domestic housing market and the global economy generally, however, continued to limit electrical shipments.

The Company continued to focus on maximizing profitability through product mix adjustments based on current and projected market demands – both domestically and internationally.  The following presents net shipments by product line:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(tons in thousands)	2010		2009		2010		2009
VALUE-ADDED SHIPMENTS
Stainless/electrical	226.9	15.5%	178.0	17.0%	657.9	15.3%	485.6	18.9%
Coated	624.4	42.6%	497.3	47.5%	1,944.8	45.2%	1,170.1	45.6%
Cold-rolled	322.5	22.0%	194.4	18.6%	889.0	20.7%	487.4	19.0%
Tubular	33.2	2.3%	23.5	2.2%	94.5	2.2%	58.3	2.3%
Subtotal value-added shipments	1,207.0	82.4%	893.2	85.3%	3,586.2	83.4%	2,201.4	85.8%
NON VALUE-ADDED SHIPMENTS
Hot-rolled	213.6	14.6%	118.5	11.3%	591.4	13.8%	258.9	10.1%
Secondary	45.2	3.0%	36.1	3.4%	123.4	2.8%	106.9	4.1%
Subtotal non value-added shipments	258.8	17.6%	154.6	14.7%	714.8	16.6%	365.8	14.2%
TOTAL SHIPMENTS	1,465.8	100.0%	1,047.8	100.0%	4,301.0	100.0%	2,567.2	100.0%

Sales

For the three months ended September 30, 2010, net sales were $1,575.9, an approximate 51% improvement over third quarter 2009 net sales of $1,041.1 and slightly lower than second quarter 2010 net sales of $1,596.1.  Net sales to customers outside the United States for the three- and nine-month periods ended September 30, 2010 totaled $203.0 and $629.5, respectively, compared to net sales for the three- and nine-month periods ended September 30, 2009 of $194.0 and $564.9, respectively.  A substantial portion of the revenue outside of the United States is associated with electrical steel and, to a lesser extent, stainless steel products.  The Company’s average selling price for the third quarter of 2010 was $1,075 per ton, an approximate 8% increase from the Company’s third quarter 2009 average selling price of $994 per ton and an approximate 2% decrease from the second quarter 2010 average selling price of $1,101 per ton.  The increase in net sales over 2009 reflects increased demand for most steel products, particularly in the spot and automotive markets, as global economic conditions continued to improve from dramatically depressed levels.  The increase in average selling prices over 2009 was primarily the result of generally increased demand versus the comparative prior periods.

Costs of Goods Sold

The Company has faced higher raw material costs in 2010. This is due, in large part, to raw materials price increases, in particular with respect to iron ore.  For further details concerning iron ore costs, see the discussion below under “Operating Profit (Loss)” and “Iron Ore Pricing”.  The Company has also purchased greater amounts of raw materials and energy consistent with its significantly higher operating levels compared to 2009.  Associated with the higher costs, the Company recorded LIFO charges of $50.5 and $99.7, respectively, for the three and nine months ended September 30, 2010, compared to LIFO credits of $106.3 and $266.4, respectively, for the three and nine months ended September 30, 2009.

The Company’s maintenance outage costs increased in the three and nine months ended September 30, 2010, to $23.5 and $38.9, respectively, compared to costs of $11.2 and $31.5 in the corresponding periods of 2009 primarily due to the maintenance outage on the Ashland Works blast furnace in the third quarter of 2010.

Selling and Administrative Expenses

Selling and administrative expenses for the three and nine months ended September 30, 2010 were $52.0 and $158.8, respectively, compared to $45.6 and $141.3, respectively, for the corresponding periods in 2009.  The increases for these periods were due primarily to a generally higher level of spending associated with the overall improvement in business conditions, including higher compensation costs.

Depreciation

Depreciation expense for the three and nine months ended September 30, 2010 was $50.3 and $150.5, respectively, compared to $51.0 and $153.9, respectively, for the corresponding periods in 2009.

Operating Profit (Loss)

The Company reported an operating loss of $102.5, or $70 per ton, in the three-month period ended September 30, 2010, compared to an operating profit of $15.3 or $15 per ton in the corresponding period in 2009 due, in substantial part, to the increase in the iron ore costs year over year.  Operating results for the third quarter of 2010 also reflect the costs associated with an 11-day blast furnace maintenance outage at the Company’s Ashland Works that had been planned for the first half of 2011.

The Company previously disclosed that it had reached agreement with two of its three primary iron ore suppliers on a price for iron ore for 2010, but had not yet reached an agreement on 2010 pricing with its third primary supplier.  The Company recently reached an agreement with that third supplier on pricing for 2010.  The impact of all three agreements is reflected in the financial results for the third quarter of 2010 set forth in this Quarterly Report.

For purposes of its second quarter 2010 financial results, and based upon the facts and circumstances known at that time, the Company used an estimated 65% increase from the 2009 benchmark price.  To the extent the Company did not recognize the full 2010 price increase in the first and second quarters, it recognized as an expense in the third quarter the incremental amount of the increase that is attributable to its first and second quarter sales and the related LIFO impact.  Accordingly, the Company’s third quarter 2010 financial results reflect the total year-to-date impact of the higher iron ore prices, including the incremental amount related to the first half, which increased the Company’s third quarter 2010 operating loss by approximately $76.0, or $52 per ton.  Thus, excluding the impact of the change in iron ore costs in the third quarter, the Company’s operating loss would have been approximately $26.5, or $18 per ton.  For further details concerning iron ore costs, see the discussion below under “Iron Ore Pricing”.

Three Months Ended
September 30, 2010

Reconciliation to operating loss
Adjusted operating loss (excluding item below)	$(26.5)
Effect of higher iron ore prices	(76.0)
Operating loss	$(102.5)

Reconciliation to operating loss per ton
Adjusted operating loss per ton (excluding item below)	$(18)
Effect of higher iron ore prices	(52)
Operating loss per ton	$(70)

The Company reported an operating profit of $20.7, or $5 per ton in the nine-month period ended September 30, 2010, compared to an operating loss of $157.1 or $61 per ton in the corresponding period in 2009.  The principal cause of this improvement in operating performance was significantly higher steel shipments driven by increased customer demand.  In addition to providing increased revenue, the higher shipments enabled the Company to spread its operating costs over more tons, thereby improving its per ton operating profit.

Interest Expense

Interest expense for the three and nine months ended September 30, 2010 was $5.9 and $25.9, respectively, compared to $9.0 and $28.4, respectively, for the same periods in 2009.   The decrease was due primarily to the replacement of $504.0 of 7 3/4% Senior Notes due 2012 (“Old Notes”) with $400.0 of 7 5/8% Senior Notes due 2020 (“2020 Notes”), which resulted in the Company carrying a reduced amount of debt at a lower interest rate.  In addition, the capitalized interest credit was larger in the 2010 periods due primarily to the open capital projects at the Butler plant.  For further details on the series of related transactions that resulted in the issuance of the 2020 Notes and the retirement of the Old Notes, please see the “Senior Notes” discussion in the “Liquidity and Capital Resources” section below.

Other Income (Expense)

Other income of $8.0 and $2.9 was recorded for the three months ended September 30, 2010, and 2009, respectively.   Other expense of $5.8 was recorded for the nine months ended September 30, 2010, compared to other income of $8.6 for the corresponding period in 2009.  The change for the three- and nine-month periods was due primarily to foreign exchange gains/losses.

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

Net Income (Loss)

As a result of the various factors and conditions described above, the Company reported a net loss in the three months ended September 30, 2010, of $59.2, or $0.54 per diluted share, compared to net income of $6.2, or $0.06 per diluted share, in the three months ended September 30, 2009.

For the nine months ended September 30, 2010, and 2009, the Company reported net losses of $30.6, or $0.28 per diluted share and $114.4, or $1.05 per diluted share, respectively.  Results for the first nine months of 2010 include a non-cash charge in the first quarter of $25.3, or $0.23 per diluted share, related to federal healthcare legislation signed into law in March of 2010.  Excluding the special charge related to healthcare legislation, the net loss for the first nine months of 2010 was $5.3, or $0.05 per diluted share.

Nine Months Ended
September 30, 2010
Reconciliation to net loss attributable to AK Steel Holding Corporation
Adjusted net loss (excluding item below)	$(5.3)
Income tax provision due to tax law change	(25.3)
Net loss attributable to AK Steel Holding Corporation	$(30.6)

Reconciliation to basic and diluted earnings per share
Adjusted basic and diluted earnings per share (excluding item below)	$(0.05)
Income tax provision due to tax law change	(0.23)
Basic and diluted earnings per share	$(0.28)

Use of Non-GAAP Financial Measures

The reconciliation charts provided above in the “Operating Profit (Loss)” and “Net Income (Loss)” sections include certain non-GAAP financial measures that the Company believes could be useful to investors in understanding and evaluating its operating performance across comparable periods.  The presentation of these additional financial measures is not meant to be considered in isolation or as a substitute for measures of financial performance prepared in accordance with GAAP.

Outlook

All of the statements in this “Outlook” section are subject to, and qualified by, the cautionary information set forth under the heading “Forward-Looking Statements.”

The Company expects shipments of approximately 1,300,000 to 1,350,000 tons for the fourth quarter of 2010, with an average selling price per ton decrease of approximately 4% from the third quarter.  The Company also expects its planned maintenance costs to decrease by approximately $20.0 in the fourth quarter of 2010 compared to the third quarter.  The Company expects to generate an operating loss of approximately $80 per ton for the fourth quarter of 2010.  The Company estimates capital investments of approximately $135.0 in 2010.

The Company previously disclosed that it had reached agreement with two of its three primary iron ore suppliers on the price of iron ore for 2010, but had not yet reached agreement with the third primary supplier. The Company recently reached an agreement with that third supplier on iron ore pricing for 2010. The fourth quarter operating loss projection provided in the preceding paragraph, which is consistent with the Company’s previous guidance, reflects the impact of all three of the agreements for 2010 iron ore pricing with the Company’s primary iron ore suppliers.

Under its method of accounting for pension and other postretirement benefit plans, the Company recognizes into income (loss), as a fourth quarter adjustment, any unrecognized actuarial gains and losses that exceed 10% of the larger of projected benefit obligations or plan assets (the “corridor”).  These corridor charges are driven mainly by events and circumstances beyond the Company’s control, primarily changes in interest rates, performance of the financial markets, healthcare cost trends and mortality and retirement experience.  It thus is impossible to reliably forecast or predict whether they will occur in any given year or, if they do, what the magnitude will be.   The Company does not anticipate a fourth quarter 2010 corridor charge related to its other postretirement benefit plans.  However, the Company does anticipate such a corridor charge with respect to its pension plans.  Based on current assumptions for prevailing interest rates the Company currently believes that its pension corridor charge in the fourth quarter of 2010 likely will be significant.  However, because factors influencing the determination of plan assets and plan liabilities fluctuate significantly, the Company cannot yet determine with certainty the actual amount of this non-cash fourth quarter corridor charge related to its pension plans.

Iron Ore Pricing

Iron ore is one of the principal raw materials required for the Company’s steel manufacturing operations.  For example, the Company expects to purchase approximately six million tons of iron ore pellets in 2010.  The Company makes most of its purchases of iron ore at negotiated prices under annual and multi-year agreements.  The multi-year agreements typically have a variable price mechanism by which the annual price of iron ore is adjusted based, in whole or in part, upon a benchmark price for iron ore established by contract negotiations between the principal iron ore producers and certain of their largest customers.  That benchmark price typically is set in the first quarter of each year and for the Company is retroactive to January 1 of that year.  For 2010, however, the benchmark price was not established in the typical timeframe and the Company only recently reached agreement with all of its three major iron ore suppliers on final pricing for all of 2010.  As a result of these agreements, the final pricing for 2010 will exceed the estimated 65% increase in the benchmark price which the Company had used with respect to its second quarter results.

In the second quarter of 2010, no benchmark price had yet been established.  In the absence of such a benchmark, the Company began provisionally paying each of its three principal iron ore suppliers as if the benchmark price had increased by 65% compared to 2009.  Since an increase in the benchmark price of at least 65% appeared probable for 2010, and the Company was in fact then paying its suppliers as if the benchmark price for iron ore pellets had increased by 65%, that actual experience formed the basis for the first half 2010 financial results provided in the Company’s Quarterly Report for the second quarter of 2010.  The subsequent increase in the 2010 price of iron ore beyond the 65% assumed with respect to the first and second quarters has had a negative impact on the Company’s financial results in the third quarter and will negatively impact the results for the fourth quarter of 2010.  This impact has occurred principally in three ways, which are described below.

First, the Company has recognized in the third quarter the full impact of the higher increase in the benchmark price in its cost of goods sold.  Because the increase is retroactive, and because market conditions in the third quarter did not permit the Company to fully pass on the cost of this price increase to its customers, the Company has not been able to recover through increases in its selling price all of the additional costs resulting from that iron ore price increase.

Second, to the extent the Company did not recognize the full price increase in the first and second quarters before the benchmark price was finally determined, that cumulative incremental amount has been recognized as an expense in the third quarter.  More specifically, the Company has recognized as an expense in the third quarter the incremental amount of the higher increase that is attributable to its first and second quarter sales.

Third, because the incremental increase in price is beyond the 65% which previously had been assumed by the Company for 2010, the price increase has had a negative impact on the Company’s LIFO calculation.   That

incremental increase resulted in a higher value for the Company’s iron ore costs in inventory and thus increased the Company’s estimated LIFO charge in 2010.

The Company attempts to mitigate the impact of its increased raw material costs in the normal course of pricing its own products through increased prices in the spot market and the use of variable pricing with its contract customers that allows the Company to adjust selling prices in response to changes in the cost of certain raw materials and energy, including iron ore.  It typically is unable, however, to recover 100% of its increased iron ore costs in this manner.  As noted above, the iron ore price increases under the Company’s multi-year supply contracts are retroactive to January 1.  Because the Company already has sold its products for all of the first three quarters of 2010 and a significant portion of the fourth quarter of 2010 at prices which may not fully reflect the iron ore price increases it will pay in 2010, it will be unable to recover the retroactive portion of the price increases, either through spot market price increases or through certain of its variable pricing mechanisms with its contract customers.  For further details on this point, see the discussion of Risk Factors below.  In addition, competitive market conditions have prevented the Company from being able to negotiate terms which enable it to recover 100% of its iron ore price increases from all of its customers, even on a prospective basis.  There are a variety of factors which ultimately will impact how much of any increase in iron ore prices the Company is able to recover through its own steel price increases, including the amount of the increase in the benchmark price for iron ore, the timing of when the benchmark price is set and whether it is an annual or quarterly benchmark, the final terms of the Company’s agreements with its contract customers, and the extent to which competitive pressures may prevent the Company from increasing the price of the steel it sells into the spot market sufficiently to cover the full amount of the iron ore price increase.

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

While current electrical steel shipments and pricing continue to be significantly below their 2008 levels, shipments have increased as power generation and distribution activities around the world have picked up. The Company’s GOES shipments increased in the first quarter of 2010 by approximately 8% versus the fourth quarter of 2009 and increased by another 13% in the second quarter.  Shipments in the third quarter of 2010 were relatively flat versus the second quarter of 2010.

Coal Supply

The Company’s steel-making operations utilize several types of coals, including metallurgical coal in connection with its blast furnaces. Approximately 25% of the metallurgical coal which the Company anticipates consuming in 2010 was expected to be produced at the Upper Big Branch Mine of Massey Metallurgical Coal, Inc. (“Massey”) in West Virginia, which in April 2010 was the site of a tragic explosion with multiple fatalities.  Following the explosion, Massey sent a letter to the Company in which it asserted an incident of force majeure under the terms of the parties’ contract for the purchase of such coal.  Massey has increased production at other mines and has acquired other resources, and now expects to be able to provide more than half of the metallurgical coal which it had expected to provide to the Company in 2010 from the Upper Big Branch Mine.  The Company purchases coal from a diverse group of suppliers and continues to believe that it can secure all of its metallurgical coal requirements for 2010.  The cost of acquiring a portion of that coal from alternative sources will be higher than the contract price which the Company would have paid to Massey.  This additional coal cost was approximately $2.0 and $1.0 in the second and third quarters, respectively, and is expected to be approximately $0.5 in the fourth quarter.  The Company continues to discuss this situation with Massey and is taking other steps (e.g., changing its blend of metallurgical coals) to attempt to mitigate its increased costs arising from the potential inability of Massey to meet its contractual commitment to the Company.

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

Liquidity and Capital Resources

At September 30, 2010, the Company had total liquidity of $781.3, consisting of $80.5 of cash and cash equivalents and $700.8 of availability under the Company’s $850.0 five-year revolving credit facility (the “Credit Facility”).  At September 30, 2010, there were no outstanding borrowings under the Credit Facility; however, availability was reduced by $149.2 due to outstanding letters of credit.  The Company’s Credit Facility is secured by its inventory and accounts receivable.  Availability under the Credit Facility can fluctuate monthly based on the varying levels of eligible collateral.  The Company’s eligible collateral, after application of applicable advance rates, exceeded $850.0 as of September 30, 2010.

The Company has stated that it intends to utilize its Credit Facility, from time to time as it deems advisable, to fund requirements for working capital, capital investments and other general corporate purposes.  During the third quarter, the Company drew approximately $85.0 from the Credit Facility on a short-term basis, for uses consistent with these general purposes.  As mentioned above, as of the end of the third quarter the Company had repaid the amounts in full and there were no outstanding borrowings from the Credit Facility.

Cash used by operations totaled $176.5 for the nine months ended September 30, 2010.  Primary uses of cash were a $110.0 pension contribution, a $65.0 contribution to a VEBA Trust established for Middletown Works retirees, and an increase in working capital of $100.1.  The increase in working capital resulted primarily from higher accounts receivable attributable to the increased level of sales revenue.  Also contributing to the increase in working capital was an increase in inventories, as a result of both higher raw material costs and a higher level of inventories.  An increase in accounts payable due to a higher level of business activity partially offset the use of cash.

In April 2010, AK Steel commenced a cash tender offer and consent solicitation (the “Tender Offer”) for all of the approximately $504.0 in aggregate principal amount of outstanding 7 3/4% Senior Notes due 2012 (the “Old Notes”).  At the expiration of the Tender Offer on May 21, 2010, AK Steel accepted $321.2 in aggregate principal amount of Old Notes tendered by holders.  The aggregate amount paid by the Company to consummate the Tender Offer for the Old Notes was approximately $332.8, an amount equal to 100% of the principal amount of the tendered Old Notes, plus interest accrued to the Tender Offer’s expiration and a redemption premium of approximately $1.5 associated with the tendering noteholders’ acceptance of the accompanying consent solicitation.  In May 2010, AK Steel called for the redemption of all the approximately $182.8 in aggregate principal amount of Old Notes that remained outstanding after the expiration of the Tender Offer.  The aggregate redemption price for the Old Notes was approximately $189.9, an amount equal to 100% of the principal amount of the outstanding Old Notes, plus interest accrued to the redemption date, June 15, 2010.  Of this $189.9 used for the redemption, approximately $130.7 was cash on hand, while the remainder of the funds resulted from the $392.0 of net proceeds from the Company’s issuance of $400.0 of new 7 5/8% Senior Notes due 2020.  The use of existing cash for such redemption as opposed to using cash which could have been generated by issuing a greater amount of the new Senior Notes due 2020 was a strategic decision by the Company driven by the historically low interest rates currently being earned on cash deposits. By using existing cash to reduce the Company’s senior debt, the Company strengthened its balance sheet for the longer-term and reduced its ongoing annual interest expense by more than $8.5 per year.  As a consequence, however, the Company will be operating with a cash position which is lower than it has been for several years.  As mentioned above, the Company may, from time to time, access its Credit Facility to fund requirements for working capital, capital investments and other general purposes, and also believes it has the ability to access the capital markets opportunistically if and when it perceives conditions as favorable.  For further details on the related tender offer and consent solicitation and redemption transactions, please see the “Senior Notes” discussion below.

Pension- and Retiree Healthcare Benefit-related Matters

During the first nine months of 2010, the Company made pension contributions totaling $110.0, which satisfied its required funding for 2010 and increased the Company’s total pension fund contributions since 2005 to approximately $1.2 billion.  The Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act, which was signed into law earlier this year, provides options to pension plan sponsors to delay their required pension funding.  Based upon current actuarial valuations and utilizing an option available under that legislation, the Company estimates that its average required annual pension contributions for 2011 and 2012 will be approximately $190.0.  The calculation of estimated future pension contributions requires the use of assumptions concerning future events.  The most significant of these assumptions relate to future investment performance of the pension funds, actuarial data relating to plan participants, and the interest rate used to discount future benefits to their present value. Because of the variability of factors underlying these assumptions, including the possibility of future pension legislation, the reliability of estimated future pension contributions decreases as the length of time until the contributions must be made increases.

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

Investing and Financing Activity

During the nine months ended September 30, 2010, net cash used by investing activities totaled $157.9, which includes $72.3 of routine capital investments and $86.4 in capital investments related to the investment by Middletown Coke Company, Inc. (“Middletown Coke”) in capital equipment for the coke plant being constructed in Middletown, Ohio.  The Middletown Coke capital investment is funded by its parent company, SunCoke Energy, Inc. (“SunCoke”), and is reflected as a payable from Middletown Coke to SunCoke which is reflected in other non-current liabilities on the Company’s Condensed Consolidated Balance Sheets.  Because the Middletown Coke capital investment is funded by Middletown Coke’s parent company, SunCoke, it has no impact on the cash flows of AK Steel.

The Company entered into a 20-year supply contract in 2008 with Middletown Coke to provide the Company with metallurgical-grade coke and electrical power.  The coke and power will come from a new facility to be constructed, owned and operated by Middletown Coke adjacent to the Company’s Middletown Works.  Even though the Company has no ownership interest in Middletown Coke, the expected production from the facility is completely committed to the Company.  As such, Middletown Coke is deemed to be a variable interest entity and the financial results of Middletown Coke are required to be consolidated with the results of the Company as directed by ASC Topic 810, “Consolidation”.  At September 30, 2010, Middletown Coke had approximately $177.9 in assets comprised mainly of construction in progress which is reflected in Property, Plant and Equipment, net on the Company’s Condensed Consolidated Balance Sheets.  Additionally, Middletown Coke had approximately $183.1 in liabilities, comprised mainly of advances from its parent company, SunCoke, which are reflected in other non-current liabilities on the Company’s Condensed Consolidated Balance Sheets.

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

During the past five years, the Company announced $267.5 in capital investments to expand and improve the Company’s production capabilities for high value-added stainless and electrical steels.  The projects include replacing two of the existing electric arc furnaces (“EAF”) at the Company’s Butler Works with a single EAF capable of melting about 40% more steel than is produced in the current operation, as well as upgrading an existing processing line at Butler Works.  The new EAF will lower the Company’s operating costs and enable it to produce approximately 400,000 tons of additional carbon slabs at Butler Works, thus improving the Company’s self-sufficiency by reducing its need to purchase merchant slabs.  All but approximately $25.0 of the total planned investment of $267.5 will be invested by the end of 2010, with the new EAF melting facility scheduled to begin testing late in the fourth quarter of 2010 and start up in early 2011.

During the nine months ended September 30, 2010, cash used by financing activities totaled $46.8.  This includes the purchase of $7.7 of the Company’s common stock primarily to satisfy federal, state and local taxes due upon the vesting of restricted stock, the payment of common stock dividends in the amount of $16.5, and an offset of $88.4 in advances from noncontrolling interest owner SunCoke to Middletown Coke.  It also includes a use of cash of $506.1, primarily for the tender offer repurchase and redemption of the Company’s 7 3/4% Senior Notes due 2012, debt issuance costs of $9.0 and proceeds from the issuance of $400.0 of new 7 5/8% Senior Notes due 2020.  The details of this refinancing transaction are discussed below under “Senior Notes”.

The Company believes that its current liquidity will be adequate to meet its obligations for the foreseeable future.  Future liquidity requirements for employee benefit plan contributions, scheduled debt maturities, planned debt redemptions and capital investments are expected to be funded by internally generated cash and/or other financing sources.  To the extent, if at all, that the Company would need to fund any of its working capital or planned capital investments other than through internally generated cash, the Company has available its Credit Facility and believes it has the ability to access the capital markets opportunistically if and when it perceives conditions as favorable  At September 30, 2010, there were no outstanding borrowings under the Credit Facility, with availability reduced by $149.2 due to outstanding letters of credit.  However, it is extremely difficult to provide reliable financial forecasts, even on a quarterly basis, under the current business conditions.  The Company’s forward-looking statements on liquidity are based on currently available information and expectations and, to the extent the information is inaccurate or conditions change, there could be a material adverse impact to the Company’s liquidity.

Dividends

The following table lists the dates thus far in 2010 on which the Company announced that its Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock, the record dates for determining stockholders of record and the payment dates for the quarterly cash dividend.

2010 COMMON STOCK DIVIDENDS

Announcement Date	Record Date	Payment Date	Per Share
January 25, 2010	February 12, 2010	March 10, 2010	$0.05
April 20, 2010	May 14, 2010	June 10, 2010	$0.05
July 27, 2010	August 13, 2010	September 10, 2010	$0.05
October 26, 2010	November 12, 2010	December 10, 2010	$0.05

The payment of cash dividends is subject to a restrictive covenant contained in the instruments governing the Company’s Credit Facility.  Under these covenants, dividends and share repurchases are not restricted unless availability falls below $150.0, at which point dividends would be limited to $12.0 annually and share repurchases would be prohibited.  As of September 30, 2010, the availability under the Credit Facility was $700.8.  Accordingly, none of the covenants currently prevent the Company from declaring and paying a dividend to its stockholders.

Although the prior indentures governing the Company’s retired 7 3/4% Senior Notes due 2012 included certain restrictions that could limit the Company’s ability to declare dividends, the new indentures governing the Company’s recently-issued 7 5/8% Senior Notes due 2020 do not restrict the Company’s payment of dividends to stockholders.

Senior Notes

On May 11, 2010, AK Steel issued $400.0 of 7 5/8% Senior Notes due 2020 (the “2020 Notes”).  The issuance generated net proceeds of $392.0 after underwriting fees.  AK Holding, of which AK Steel is a wholly-owned subsidiary, fully and unconditionally, jointly and severally, guarantees the payment of interest, principal and premium, if any, on the 2020 Notes.  In April 2010, AK Steel commenced a cash tender offer and consent solicitation (the “Tender Offer”) for all of the approximately $504.0 in aggregate principal amount of outstanding 7 3/4% Senior Notes due 2012 (the “Old Notes”).  At the expiration of the Tender Offer on May 21, 2010, AK Steel accepted $321.2 in aggregate principal amount of Old Notes tendered by holders.  The aggregate amount paid by the Company to consummate the Tender Offer for the Old Notes was approximately $332.8, an amount equal to 100% of the principal amount of the tendered Old Notes, plus interest accrued to the Tender Offer’s expiration and a redemption premium of approximately $1.5 associated with the tendering noteholders’ acceptance of the accompanying consent solicitation.  The redemption premium was recorded in other income (expense) on the Company’s Condensed Consolidated Statements of Operations.

In addition, on May 12, 2010, pursuant to the terms of the indenture governing the Old Notes, AK Steel called for the redemption of all the approximately $182.8 in aggregate principal amount of Old Notes that remained outstanding after the expiration of the Tender Offer.  The aggregate redemption price for the Old Notes was approximately $189.9, an amount equal to 100% of the principal amount of the outstanding Old Notes, plus interest accrued to the redemption date, June 15, 2010.  The proceeds from the issuance of the 2020 Notes along with cash on hand were used to retire the Old Notes.

The respective aggregate amounts utilized for retiring the Old Notes through the Tender Offer and redemption, as paid towards the Old Notes’ principal and accrued but unpaid interest, as well as the redemption premium paid to holders for acceptance of the consent solicitation, were as follows:

	Principal	Interest	Premium	Total
Tender Offer	$321.2	$10.1	$1.5	$332.8
Redemption	182.8	7.1	—	189.9
Total Old Notes	$504.0	$17.2	$1.5	$522.7

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

The 2020 Notes’ indentures include restrictive covenants but these covenants are significantly less restrictive than the covenants contained in the indentures for the Old Notes.  The covenants relating to the 2020 Notes include customary restrictions on (a) the incurrence of additional debt by certain AK Steel subsidiaries, (b) the incurrence of liens by AK Steel and AK Holding’s other subsidiaries, (c) the amount of sale/leaseback transactions, and (d) the ability of AK Steel and AK Holding to merge or consolidate with other entities or to sell, lease or transfer all or substantially all of the assets of the AK Steel and AK Holding to another entity.  The 2020 Notes also contain customary events of default.

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

As of the filing date of this Quarterly Report the Company is in compliance with all of the 2020 Notes’ covenants and the Credit Facility covenants.

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

Forward-Looking Statements

Certain statements made or incorporated by reference in this Form 10-Q, or made in press releases or in oral presentations made by Company employees, reflect management’s estimates and beliefs and are intended to be, and are hereby identified as “forward-looking statements” for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These include, but are not limited to, certain paragraphs in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, such as “Outlook,” “Iron Ore Pricing,” “Electrical Steel Market,” “Coal Supply,” “Impact of Recent Healthcare Legislation,” “Liquidity and Capital Resources” and “Risk Factors.”  Words such as “expects,” “anticipates,” “believes,” “intends,” “plans,” “estimates” and other similar references to future periods typically identify such forward-looking statements.   These forward-looking statements reflect the current belief and judgment of the Company’s management, but are not guarantees of future performance or outcomes. They are based on a number of assumptions and estimates that are inherently subject to economic, competitive, regulatory, and operational risks, uncertainties and contingencies that are beyond the Company’s control, and upon assumptions with respect to future business decisions and conditions that are subject to change.  Such risks, uncertainties, contingencies and changes to assumptions could cause actual results to differ materially from those currently expected by management and include, among others: risks related to or in connection with reduced selling prices and shipments associated with a cyclical industry; severe financial hardship or bankruptcy of one of more of our major customers; decreased demand in key product markets; depressed electrical steel sales as a result of continued low volume of U.S. housing starts, decreased utility company spending and low demand as a result of general economic conditions; competitive pressure from increased global steel production and imports; changes in the cost of raw materials and energy, particularly iron ore and coal; disruptions with respect to our supply of raw materials; costs associated with environmental compliance, including those in connection with the Company’s Coke Plant in Ashland, Kentucky; adverse effects from a failure to timely reach new labor agreements with employees; disruptions with respect to production; changes in the law or circumstances impacting our healthcare and pension obligations, which could include the recognition of a corridor charge with respect to its pension plans; increased employee healthcare costs and related taxes and fees incurred by the Company as a result of the Health Care and Education Reconciliation Act of 2010; unexpected outcomes in major litigation, arbitrations, environmental issues and other contingencies; climate change and greenhouse gas emission limitations and regulations; and financial, credit, capital and/or banking markets.

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

In the ordinary course of business, the Company’s primary areas of market risk include changes in (a) interest rates, (b) the prices of raw materials and energy sources, and (c) foreign currency exchange rates.  The Company manages interest rate risk by issuing variable- and fixed-rate debt, and currently has $400.0 in principal amount of fixed-rate debt and $102.5 of variable-rate debt outstanding, totaling $502.5.  The fair value of this debt as of September 30, 2010, was $512.5.  A reduction in prevailing interest rates or improvement in the Company’s credit rating could increase the fair value of this debt.  A 1% reduction in the rate used to discount total future principal and interest payments would result in an increase in the total fair value of the Company’s long-term debt of approximately $49.1.  An unfavorable effect on the Company’s financial results and cash flows from exposure to interest rate declines and a corresponding increase in the fair value of its debt would result only if the Company elected to repurchase its outstanding debt securities at prevailing market prices.

With regard to raw materials and energy sources, natural gas prices, in particular, have been highly volatile.  In addition, the cost of scrap (which is purchased in the spot market and is not susceptible to hedging) and the cost of iron ore both have been volatile over the course of the last several years.  Collectively, these and other raw material and energy cost fluctuations have affected the Company’s margins and made it more difficult to forecast because much of the Company’s revenue comes from annual or longer contracts with its customers.  To address such cost volatility, where competitively possible, the Company attempts to add a surcharge to the price of steel it sells to the spot market and to negotiate a variable pricing mechanism with its contract customers that allows the Company to adjust selling prices in response to changes in the cost of certain raw materials and energy.  In the case of stainless steel, increased costs for nickel, chrome and molybdenum can usually be recovered through established price surcharges.  Therefore, fluctuations in the price of energy (particularly natural gas and electricity), raw materials (such as iron ore, scrap, coal, and zinc) or other commodities will be, in part, passed on to the Company’s customers rather than absorbed solely by the Company.

In addition, in order to further minimize its exposure to fluctuations in raw material costs, and to secure an adequate supply of raw materials, the Company has entered into multi-year purchase agreements for certain raw materials that provide for fixed prices or only a limited variable price mechanism.  While enabling the Company to reduce its exposure to fluctuations in raw material costs, these practices also expose the Company to an element of market risk relative to its sales contracts.  After new contracts are negotiated with the Company’s customers, the average sales prices could increase or decrease.  If that average sales price decreases, the Company may not be able to reduce its raw material costs to a corresponding degree due to the multi-year term and fixed price nature of some of its raw material purchase contracts.  In addition, some of the Company’s existing multi-year supply contracts, particularly with respect to iron ore, have required minimum purchase quantities.  Under adverse economic conditions, such as were present in 2009, those minimums may exceed the Company’s needs.  Subject to exceptions for force majeure and other circumstances impacting the legal enforceability of the contracts, such minimum purchase requirements could require the Company to purchase quantities of raw materials, particularly iron ore, which significantly exceed its anticipated needs.  Under such circumstances, the Company would attempt to negotiate agreements for new, decreased purchase quantities.  There is a risk, however, that in one or more instances the Company would not be successful in securing lower purchase quantities, either through negotiation or litigation.  In that event, the Company would likely need to purchase more of a particular raw material in a particular year than it needs, negatively impacting its financial results and cash flows.

The Company uses cash settled commodity price swaps and options (including collars) to hedge the market risk associated with the purchase of certain of its raw materials and energy requirements.  Such hedges routinely are used with respect to a portion of the Company’s natural gas and nickel requirements and are sometimes used with respect to its aluminum, zinc and electricity requirements.  The Company’s hedging strategy is designed to protect it against excessive pricing volatility.  However, abnormal price increases in any of these commodity markets might still negatively impact operating costs, as the Company does not typically hedge 100% of its exposure.

For derivatives designated in cash flow hedge relationships, the effective portion of the gains and losses from the use of these instruments for natural gas and electricity are deferred in accumulated other comprehensive income on the Condensed Consolidated Balance Sheets and recognized into cost of products sold in the same period as the earnings recognition of the associated underlying transaction.  At September 30, 2010, accumulated other comprehensive income included $11.6 in unrealized net-of-tax losses for the fair value of these derivative instruments.  All other commodity price swaps and options are marked to market and recognized into cost of products sold with the offset recognized as other current assets or other accrued liabilities.  At September 30, 2010, other current assets of $1.5,  accrued liabilities of $15.4 and other non-current liabilities of $0.2 were included on the Condensed Consolidated Balance Sheets for the fair value of these commodity hedges.  The following table presents the negative effect on pre-tax income of a hypothetical change in the fair value of derivative instruments outstanding at September 30, 2010, due to an assumed 10% and 25% decrease in the market price of each of the indicated commodities.

Commodity Derivative	10% Decrease	25% Decrease
Natural Gas	$7.8	$23.3
Nickel	0.5	1.2
Electricity	0.1	0.3

Because these instruments are structured and used as hedges, these hypothetical losses would be offset by the benefit of lower prices paid for the physical commodity used in the normal production cycle.  The Company currently does not enter into swap or option contracts for trading purposes.

The Company is also subject to risks of exchange rate fluctuations on a small portion of intercompany receivables that are denominated in foreign currencies.  The Company occasionally uses forward currency contracts to manage exposures to certain of these currency price fluctuations.  At September 30, 2010, the Company had outstanding forward currency contracts with a total notional value of $30.0 for the sale of euros.  The Company marks to market the value of these contracts.  At September 30, 2010, accrued liabilities of $2.1 were included on the Condensed Consolidated Balance Sheets for the fair value of these contracts.  Based on the contracts outstanding at September 30, 2010, a 10% change in the dollar to euro exchange rate would result in an approximate $3.0 pretax impact on the value of these contracts on a mark to market basis, which would offset the income benefit of a more favorable exchange rate.

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

The Company cautions readers that its business activities involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management.  The Company described the principal risk factors which could impact its results in its Annual Report on Form 10-K for the year ended December 31, 2009, and in its subsequent Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010, and June 30, 2010.  Set forth below is an update to those prior risk factor descriptions.

●
Risk of changes in the cost of raw materials and energy.  Approximately 45% of the Company’s shipments are in the spot market, and pricing for these products fluctuates regularly based on prevailing market conditions.  The remainder of the Company’s shipments is pursuant to contracts having durations of six months or more.  Approximately 83% of the Company’s shipments to contract customers include variable pricing mechanisms to adjust the price or to impose a surcharge based upon changes in certain raw material and energy costs, but those adjustments do not always reflect all of the underlying raw material and energy cost changes.  A portion of the Company’s contracts contain fixed prices that do not allow a pass through of all of the raw material and energy cost increases or decreases.  Thus, the price at which the Company sells steel will not necessarily change in tandem with changes in its raw material and energy costs.  As a result, a significant increase in raw material or energy costs could adversely impact the Company’s financial results.  This risk was particularly significant with respect to iron ore costs in 2010.  Beyond 2010, it could be significant again with respect to iron ore, as well as certain other raw materials, such as coal.  The impact of significant fluctuations in the price the Company pays for its raw materials can be exacerbated by the Company’s “last in, first out” (“LIFO”) method for valuing inventories when there are significant changes in the cost of raw materials or energy or in the Company’s raw material inventory levels as well as the Company’s finished and semi-finished inventory levels.  The impact of LIFO accounting may be particularly significant with respect to period-to-period comparisons.

●
Risk of reduced selling prices and shipments associated with a cyclical industry.  Historically, the steel industry has been a cyclical industry.  The dramatic downturn in the domestic and global economies which began in the fall of 2008 adversely affected demand for the Company’s products, which has resulted in lower prices and shipments for such products.  Such lower prices and shipments improved significantly in 2009, but sales have not yet returned to pre-2009 levels. This continued weakness in market conditions may adversely impact the Company’s efforts to negotiate higher prices in 2011 with its contract customers.  At this time, it is impossible to determine when or if the domestic and/or global economies will return to pre-recession levels.  There thus is a risk of continued adverse impact on demand for the Company’s products, the prices for those products, and the Company’s sales and shipments of those products as a result of the ongoing weakness in the economy.  In addition, global economic conditions remain fragile and the possibility remains that the domestic or global economies, or certain industry sectors of those economies that are key to the Company’s sales, may not recover as quickly as we have anticipated, or could even deteriorate, which likely would result in a corresponding fall in demand for the Company’s products and negatively impact the Company’s business, financial results and cash flows.

●
Risks associated with environmental compliance.  As discussed in Note 9 to the Financial Statements in Item 1 of Part I, the United States Environmental Protection Agency (“EPA”) has issued NOVs with respect to the Company’s Coke Plant in Ashland, Kentucky alleging violations of pushing and combustion stack limits.  The Company is investigating these claims and is working with the EPA to attempt to resolve them through the negotiation of a Consent Decree.  Depending upon the final terms of the Consent Decree and the nature and scope of operations, those costs could be in excess of $50.0 over several years.  It is possible that the impact of the cost increases resulting from compliance with the final Consent Decree could make it no longer cost effective to make coke at the Ashland facility.  If so, the Company believes that it can secure adequate sources of coke for all of its anticipated steelmaking needs through its existing and other available sources.

●
Risk of not timely reaching new labor agreements.  The Company’s operations include three facilities in which the employees are represented by labor unions under a contract that will expire in the year 2011. The labor agreement with the United Steelworkers, which represents approximately 280 hourly employees at the Company’s Mansfield Works located in Mansfield, Ohio, expires on March 31, 2011.  The labor agreement with the International Association of Machinists, which represents approximately 1,745 hourly employees at the Company’s Middletown Works located in Middletown, Ohio, expires on September 15, 2011. The labor agreement with the United Steelworkers, which represents approximately 250 hourly employees at the Company’s Coke Plant located in Ashland, Kentucky, expires on October 31, 2011. The Company intends to negotiate with each of these respective unions to reach a new, competitive labor agreement in advance of the current contract expiration date.  The Company cannot predict at this time, however, when a new, competitive labor agreement with each union will be reached or the likely impact of such an agreement on the Company’s operating costs, operating income and cash flow. There is the potential of a work stoppage at one or more of these locations if the Company and the union cannot reach a timely agreement in contract negotiations.  If there were to be such a work stoppage, it could have a material impact on the Company’s operations and financial results.

●
Risks of excess inventory of raw materials.  The Company has certain raw material supply contracts, particularly with respect to iron ore, which have terms providing for minimum annual purchases, subject to exceptions for force majeure and other circumstances.  If the Company’s need for a particular raw material is reduced for an extended period significantly below what was projected at the time the applicable contract was entered into, or what was projected at the time an annual nomination was made under that contract, the Company could be required to purchase quantities of raw materials, particularly iron ore, which exceed its anticipated annual needs for 2010.  If that circumstance were to occur, and if the Company were not successful in reaching agreement with the raw material supplier in question to reduce the quantity of raw materials it purchases in 2010 from that supplier, then the Company would likely need to purchase more of a particular raw material in 2010 than it needs, negatively impacting its cash flow and financial results. The impact on financial results could be exacerbated by the Company’s “last in, first out” (“LIFO”) method for valuing inventories, which could be affected by changes in the Company’s raw material inventory levels, as well as the Company's finished and semi-finished inventory levels.  The impact of LIFO accounting may be particularly significant with respect to period-to-period comparisons.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities in the quarter ended September 30, 2010.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
July 1 through 31, 2010	741	$14.33	—
August 1 through 31, 2010	8,766	$14.86	—
September 1 through 30, 2010	—	—	—
Total	9,507	$14.82	—	$125.6

(1)
During the quarter, the Company repurchased 9,507 shares of common stock owned by participants in its restricted stock awards program under the terms of the AK Steel Holding Corporation Stock Incentive Plan.  In order to satisfy the requirement that an amount be withheld that is sufficient to pay federal, state and local taxes due upon the vesting of the restricted stock, employees are permitted to have the Company withhold shares having a fair market value equal to the minimum statutory withholding rate which could be imposed on the transaction.  The Company repurchases the withheld shares at the quoted average of the reported high and low sales prices on the day the shares are withheld.

(2)
On October 21, 2008, the Company announced that its Board of Directors had authorized the Company to repurchase, from time to time, up to $150.0 of its outstanding equity securities.  There is no expiration date specified in the Board of Directors’ authorization.

Item 6.	Exhibits.

Exhibit 10.1*
Loan and Security Agreement dated as of February 20, 2007, among AK Steel Corporation, as Borrower, Certain Financial Institutions, as Lenders, Bank of America, N.A., as Administrative and Collateral Agent, Wachovia Capital Finance Corporation (Central), as Syndication Agent, General Electric Capital Corporation, JPMorgan Chase Bank, N.A., and Fifth Third Bank, as Co-Documentation Agents, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager.

	Exhibit 31.1	Section 302 Certification of Chief Executive Officer
	Exhibit 31.2	Section 302 Certification of Chief Financial Officer
	Exhibit 32.1	Section 906 Certification of Chief Executive Officer
	Exhibit 32.2	Section 906 Certification of Chief Financial Officer
Exhibit 101
Financial statements from the Quarterly Report on Form 10-Q of AK Steel Holding Corporation for the quarter ended September 30, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

*The Company is filing this additional copy of its existing Loan and Security Agreement dated February 20, 2007 in order to include attachments previously omitted from the version originally filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2007.  Other than such additional attachments, the Loan and Security Agreement is unchanged from the previously filed version, which the Company also filed as an exhibit and incorporated by reference into its Quarterly Report on Form 10-Q for the period ended March 31, 2007, and its Annual Reports on Form 10-K for the years ended December 31, 2007, 2008 and 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AK STEEL HOLDING CORPORATION
(Registrant)

Dated:	November 1, 2010	/s/ Albert E. Ferrara, Jr.
Albert E. Ferrara, Jr.
Senior Vice President, Finance and Chief Financial Officer

Dated:	November 1, 2010	/s/ Richard S. Williams
Richard S. Williams
Controller and Chief Accounting Officer