Form 10-K
period 2010-12-31
AK STEEL HOLDING CORP
filed 2011-02-22
CIK 918160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒       Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2010.
OR
☐       Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from        to         .
Commission File No. 1-13696
AK STEEL HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	31-1401455
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9227 Centre Pointe Drive, West Chester, Ohio	45069
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (513) 425-5000.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock $0.01 Par Value	New York Stock Exchange

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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒.
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

Aggregate market value of the registrant’s voting stock held by non-affiliates at June 30, 2010: $1,295,016,252.
At February 18, 2011, there were 110,250,889 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant’s definitive proxy statement for the annual meeting of stockholders (the “2011 Proxy Statement”), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2010.

AK Steel Holding Corporation

i

(Dollars in millions, except per share and per ton amounts)

PART I

Item 1.	Business.

Operations Overview

AK Steel Holding Corporation (“AK Holding”) is a corporation formed under the laws of Delaware in 1993 and is a fully-integrated producer of flat-rolled carbon, stainless and electrical steels and tubular products through its wholly-owned subsidiary, AK Steel Corporation (“AK Steel” and, together with AK Holding, the “Company”).  AK Steel is the successor through merger in 1999 to Armco Inc., which was formed in 1900.

The Company’s operations consist of seven steelmaking and finishing plants located in Indiana, Kentucky, Ohio and Pennsylvania that produce flat-rolled carbon steels, including premium-quality coated, cold-rolled and hot-rolled products, and specialty stainless and electrical steels that are sold in hot band, and sheet and strip form.  The Company’s operations also include AK Tube LLC (“AK Tube”), a wholly-owned subsidiary of the Company, which further finishes flat-rolled carbon and stainless steel at two tube plants, one located in Ohio and one located in Indiana, into welded steel tubing used in the automotive, large truck and construction markets.  In addition, the Company’s operations include European trading companies that buy and sell steel and steel products and other materials.

Customers and Markets

For carbon and stainless steels, the Company principally directs its marketing efforts toward those customers who require the highest quality flat-rolled steel with precise “just-in-time” delivery and technical support. The Company’s enhanced product quality and delivery capabilities, as well as its emphasis on customer technical support and product planning, are critical factors in its ability to serve this segment of the market.  For electrical steels, the Company focuses its efforts on customers who desire iron-silicon alloys that provide the low core loss and high permeability attributes required for more efficient and economical electrical transformers.  The Company’s iron-silicon alloys are among the most energy efficient in the world.  As with customers of its other steel products, the Company also ensures that its electrical steel customers have outstanding technical support and product development assistance.  The Company’s standards of excellence in each of its product categories have been embraced by a wide array of diverse customers and, accordingly, no single customer accounted for more than 10% of net sales of the Company during 2010.

The Company’s flat-rolled carbon steel products are sold primarily to automotive manufacturers and to customers in the infrastructure and manufacturing markets.  This includes electrical transmission, heating, ventilation and air conditioning, and appliances.  The Company also sells coated, cold-rolled, and hot-rolled carbon steel products to distributors, service centers and converters who may further process these products prior to reselling them.  To the extent it believes necessary, the Company carries increased inventory levels to meet the requirements of certain of its customers for “just-in-time” delivery.

The Company sells its stainless steel products to manufacturers and their suppliers in the automotive industry, to manufacturers of food handling, chemical processing, pollution control, medical and health equipment and to distributors and service centers.

The Company sells its electrical steel products in the infrastructure and manufacturing markets.  These products are sold primarily to manufacturers of power transmission and distribution transformers, both for new and replacement installation. The principal driver in the demand for new transformers is housing starts, while the demand for replacement transformers is driven more by age and obsolescence.  The Company also sells electrical steel products for use in the manufacture of electrical motors and generators.

The Company sells its carbon products principally to customers in the United States.  The Company’s electrical and stainless steel products are sold both domestically and internationally.  The Company’s customer base is geographically diverse and there is no single country outside of the United States as to which sales are material relative to the Company’s total sales revenue.   The Company attributes revenue from foreign countries based upon the destination of physical shipment of a product.   Revenue from direct sales and sales as a percentage of total sales, in 2010, 2009 and 2008, domestically and internationally, were as follows:

Geographic Area	2010		2009		2008
	Net Sales	%	Net Sales	%	Net Sales	%
United States	$5,145.0	86%	$3,309.8	81%	$6,376.4	83%
Foreign Countries	823.3	14%	767.0	19%	1,267.9	17%
Total	$5,968.3	100%	$4,076.8	100%	$7,644.3	100%

The Company does not have any material long-lived assets located outside of the United States.

The Company’s sales in 2010 were adversely impacted by the slow recovery from the global recession which began in the fourth quarter of 2008.  Although sales improved significantly in 2010 versus 2009, the lingering effects of the recession on each of the Company’s markets continued to have a negative impact in 2010 on shipments and average selling prices in virtually every product category for the Company, particularly in the second half of the year.  Late in the fourth quarter of 2010, however, the Company saw signs of improved market conditions, with increases in both shipments and selling prices for certain of its products.

The Company’s direct automotive shipments increased in 2010 versus 2009.  As a percent of its total sales, however, the Company’s revenues relating to direct automotive sales were relatively flat year-over-year at approximately 36%.  The Company’s sales to the infrastructure and manufacturing market as a percent of total sales decreased from 2009 to 2010.  This decrease was primarily the result of lower pricing globally and a greater percentage increase in sales in the Company’s other markets.  Revenues in the distributors and converters market increased year over year, primarily as a result of an increase in overall demand in that market for steel products in 2010 versus 2009.

The following table sets forth the percentage of the Company’s net sales attributable to each of its markets:

	Years Ended December 31,
Market	2010	2009	2008
Automotive	36%	36%	32%
Infrastructure and Manufacturing	25%	31%	29%
Distributors and Converters	39%	33%	39%

The Company is a party to contracts with all of its major automotive and most of its infrastructure and manufacturing industry customers. These contracts, which are primarily one year in duration, set forth prices to be paid for each product during their term.  Approximately 89% of the Company’s shipments to current contract customers permit price adjustments to reflect changes in prevailing market conditions of certain energy and raw material costs.  Approximately 52% of the Company’s shipments of flat-rolled steel products in 2010 were made to contract customers, and the balance of the Company’s shipments were made in the spot market at prevailing prices at the time of sale.

The Company’s sales in 2010 were adversely affected by the lingering effects of the severe recession in the domestic and global economies which started in the fall of 2008.  In 2010, however, the automotive industry began to recover from the effects of the recession.  As a result, North American light vehicle production improved significantly in 2010 from 2009.  It remained, however, substantially below pre-recession levels and it appears likely that light vehicle production levels will continue to be well below pre-recession levels throughout 2011.  Because the automotive market continues to be an important element of the Company’s business, reduced North American light vehicle production adversely impacts the Company’s total sales and shipments.

The recession also severely impacted the housing industry.  Housing starts in the United States in 2010 were at an extremely low level compared to pre-recession levels.  The housing slowdown adversely affected production by manufacturers of power transmission and distribution transformers, to which the Company sells its electrical steels, and production by the manufacturers of appliances, to which the Company sells its stainless steels.  To the extent that domestic housing starts remain at a very low level, it is likely that the Company’s electrical and stainless steel sales and shipments will continue to be negatively impacted.

Raw Materials and Other Inputs

The principal raw materials required for the Company’s steel manufacturing operations are iron ore, coal, coke, chrome, nickel, silicon, manganese, zinc, limestone, and carbon and stainless steel scrap.  The Company also uses large volumes of natural gas, electricity and oxygen in its steel manufacturing operations.  In addition, the Company historically has purchased carbon steel slabs from other steel producers to supplement the production from its own steelmaking facilities.  In 2010, it purchased approximately 280,000 tons of carbon slabs.  The Company makes most of its purchases of iron ore, coal, coke and oxygen at negotiated prices under annual and multi-year agreements with periodic price adjustments.  The Company typically makes purchases of carbon steel slabs, carbon and stainless steel scrap, natural gas, a majority of its electricity, and other raw materials at prevailing market prices, which are subject to price fluctuations in accordance with supply and demand.  The Company enters into financial instruments to hedge some purchases of natural gas, electricity and certain raw materials, the prices of which may be subject to volatile fluctuations.  In 2010, the Company experienced a significant increase in raw material costs, in particular with respect to iron ore for which the benchmark price nearly doubled from 2009.

To the extent that multi-year contracts are available in the marketplace, the Company has used such contracts to secure adequate sources of supply to satisfy key raw materials needs for the next three to five years.  Where multi-year contracts are not available, or are not available on terms acceptable to the Company, the Company continues to seek to secure the remainder of its raw materials needs through annual contracts or spot purchases.  The Company also continues to attempt to reduce the risk of future supply shortages and/or volatile prices by considering equity or other strategic investments with respect to certain raw materials and by evaluating alternative sources and substitute materials.

The Company currently believes that it either has secured, or will be able to secure, adequate sources of supply for its raw materials and energy requirements for 2011.  The potential exists, however, for disruptions in production by the Company’s raw material suppliers to create shortages of raw materials in 2011 or beyond.  If such a disruption were to occur, it could have a material impact on the Company’s financial condition, operations and cash flows.

The Company historically has produced most of the coke it consumes in its blast furnaces, but in 2008 the Company entered into an agreement with Middletown Coke Company, Inc. (“Middletown Coke”), an affiliate of SunCoke Energy, Inc. (“SunCoke”), to construct a new state-of-the-art, environmentally-friendly heat-recovery coke battery (“the Middletown Coke Battery”) contiguous to the Company’s Middletown Works.  The Middletown Coke Battery will supply approximately 550,000 net tons of metallurgical-grade coke annually to the Company’s Middletown Works under a long-term purchase agreement.  The Company also will benefit under that agreement from electricity co-generated from the Middletown Coke Battery.  The Middletown Coke Battery is expected to begin production in the fourth quarter of 2011.  In 2009, the Company also entered into a long-term supply agreement with Haverhill North Coke Company (“SunCoke Haverhill”), another affiliate of SunCoke, to provide the Company with metallurgical-grade coke from an existing SunCoke Haverhill coke battery (the “Haverhill Coke Battery”) in southern Ohio.  Under that agreement, SunCoke Haverhill provides AK Steel with up to 550,000 tons of coke annually.  The Company also benefits under the SunCoke Haverhill agreement from electricity co-generated from the Haverhill Coke Battery.  In late 2010, the Company announced that it is permanently closing its Ashland, Kentucky coke plant in the first half of 2011 because the plant is no longer cost competitive due to increased maintenance and increasingly stringent environmental regulations.  To make up for the loss of supply resulting from that closure, the Company has entered into supply contracts with third parties to provide coke for its Ashland steelmaking facility at a lower cost than what it would have cost to produce such coke at the Ashland coke plant.  The Company is exploring its options to address, on a longer-term basis, the loss of the coke supplied by its Ashland coke plant.

Research and Development

The Company conducts a broad range of research and development activities aimed at improving existing products and manufacturing processes and developing new products and processes.  Research and development costs incurred in 2010, 2009 and 2008 were $9.7, $6.2 and $8.1, respectively.

Employees

At December 31, 2010, the Company employed approximately 6,600 employees, of which approximately 5,000 are represented by labor unions under various contracts that will expire in the years 2011 through 2014.  See the discussion under Labor Agreements in the Liquidity and Capital Resources section in Item 7 for additional information on these agreements.

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

Domestic steel producers, including the Company, face significant competition from foreign producers.  For a variety of reasons, these foreign producers often are able to sell products in the United States at prices substantially lower than domestic producers. These reasons include lower labor, raw material, energy and regulatory costs, as well as significant government subsidies, the maintenance of artificially low exchange rates against the U.S. dollar, and preferential trade practices in their home countries.  The annual level of imports of foreign steel into the United States also is affected to varying degrees by the strength of demand for steel outside the United States and the relative strength or weakness of the U.S. dollar against various foreign currencies.  U.S. imports of finished steel in 2010 decreased slightly from 2009 and accounted for approximately 21% of domestic steel market sales.  By comparison, imports of finished steel accounted for approximately 22% and 29%, respectively, of domestic steel sales in 2009 and 2008.

The Company’s ability to compete was negatively impacted by the bankruptcies of numerous domestic steel companies, including several former major competitors of the Company, and the subsequent and continuing global steel industry consolidation.  Those bankruptcies facilitated the global consolidation of the steel industry by enabling other entities to purchase and operate the facilities of the bankrupt steel companies without accepting any responsibility for most, and in some instances any, pension or healthcare obligations to the retirees of the bankrupt companies.  In contrast, the Company continued to provide pension and healthcare benefits to its retirees, resulting in a competitive disadvantage compared to certain other domestic integrated steel companies and the mini-mills that do not provide such benefits to any or most of their retirees.  Over the course of the last several years, however, the Company has negotiated progressive labor agreements that have significantly reduced total employment costs at all of its union-represented facilities.  The labor agreements have increased the Company’s ability to compete in the highly competitive global steel market while, at the same time, enhancing the ability of the Company to continue to support its retirees’ pension and healthcare benefits.  In addition, the Company has eliminated approximately $1.0 billion of its retiree healthcare costs associated with a group of retirees from its Middletown Works as part of the settlement reached with those retirees in October 2007.  For a more detailed description of this settlement, see the discussion of the Middletown Works Retiree Healthcare Benefits Litigation in the Legal Contingencies section of Note 9 to the Consolidated Financial Statements in Item 8.  The Company recently received approval of a similar settlement with retirees from its Butler Works (“Butler Retiree Settlement”) which, when fully implemented, will eliminate its OPEB liability for those retirees.  For a more detailed description of this settlement, see the discussion of the Butler Works Retiree Healthcare Benefits Litigation in the Legal Contingencies section of Note 9 to the Consolidated Financial Statements in Item 8.

The Company also is facing the likelihood of increased competition from foreign-based and domestic steel producers who have announced plans to expand steel production and/or finishing facilities in the United States or have already constructed such facilities.

Environmental

Information with respect to the Company’s environmental compliance, remediation and proceedings is included in Note 9 to the Consolidated Financial Statements in Item 8 and is incorporated herein by reference.

Executive Officers of the Registrant

The following table sets forth the name, age and principal position with the Company of each of its executive officers as of February 18, 2011:

Name	Age	Positions with the Company
James L. Wainscott	53	Chairman of the Board, President and Chief Executive Officer
David C. Horn	59	Executive Vice President, General Counsel and Secretary
John F. Kaloski	61	Executive Vice President and Operating Officer
Albert E. Ferrara, Jr.	62	Senior Vice President, Finance and Chief Financial Officer
Gary T. Barlow	48	Vice President, Sales and Customer Service
Keith J. Howell	45	Vice President, Carbon Steel Operations
Alan H. McCoy	59	Vice President, Government and Public Relations
Roger K. Newport	46	Vice President, Business Planning and Development
Kirk W. Reich	42	Vice President, Specialty Steel Operations
Lawrence F. Zizzo, Jr.	62	Vice President, Human Resources

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

David C. Horn was elected Executive Vice President, General Counsel and Secretary in May 2010.  Mr. Horn was named Senior Vice President in January 2005.  Mr. Horn was elected Vice President and General Counsel in April 2001 and assumed the additional position of Secretary in August 2003.  Before joining the Company as Assistant General Counsel in December 2000, Mr. Horn was a partner in the Cincinnati-based law firm now known as Frost Brown Todd LLC.

John F. Kaloski was elected Executive Vice President and Operating Officer in May 2010.  Mr. Kaloski was named Senior Vice President, Operations in January 2005 and Vice President in April 2003.  Prior to joining the Company in October 2002 as Director, Operations Technology, Mr. Kaloski served as a Senior Vice President at National Steel Corporation and held senior management positions at U.S. Steel Corporation.

Albert E. Ferrara, Jr. was elected Senior Vice President, Finance and Chief Financial Officer in May 2010.  Mr. Ferrara was named Vice President-Finance and Chief Financial Officer in November 2003.  Mr. Ferrara joined the Company in June 2003 as Director, Strategic Planning, and was named Acting Chief Financial Officer in September 2003.  Prior to joining the Company, Mr. Ferrara was Vice President, Corporate Development, for NS Group, Inc., a tubular products producer, and previously held positions as Senior Vice President and Treasurer with U.S. Steel Corporation and Vice President, Strategic Planning, at USX Corporation.

Gary T. Barlow was elected Vice President, Sales and Customer Service in September 2010.  Mr. Barlow joined the Company in May 2010 as Director, Sales and Customer Service, Carbon Steel.  Prior to joining the Company, Mr. Barlow was President, Northeast Region, for Ryerson Inc., a metals processing and distributing company from October 2007 to July 2009 and Vice President, Carolinas Region, from January 2005 to September 2007.  Mr. Barlow also previously served in several auditing and financial service capacities at Bank of America.

Keith J. Howell was elected Vice President, Carbon Steel Operations, in May 2010.  Mr. Howell was named Director, Engineering and Raw Materials, in March 2009.  He was named General Manager, Butler Works, in August 2005, General Manager, Middletown Works, in 2003, and General Manager, Ashland Works, in 2001.  Prior to that, Mr. Howell served in a variety of other capacities since joining the Company in 1997 including Manager, Aluminized, and Manager, Steelmaking, at Middletown Works.

Alan H. McCoy was elected Vice President, Government and Public Relations, in January 1997.  From 1994 to 1997, Mr. McCoy was General Manager, Public Relations.

Roger K. Newport was elected Vice President, Business Planning and Development, in May 2010.  Mr. Newport was named Controller and Chief Accounting Officer in July 2004 and Controller in September 2001.  Prior to that, Mr. Newport served in a variety of other capacities since joining the Company in 1985 including Assistant Treasurer, Investor Relations, Manager-Financial Planning and Analysis, Product Manager, Senior Product Specialist and Senior Auditor.

Kirk W. Reich was elected Vice President, Specialty Steel Operations, in May 2010.  Mr. Reich was named General Manager, Middletown Works, in October 2006.  He was named General Manager, Hot Strip Mill, at Middletown Works in 2004, Manager, Mobile Maintenance/Maintenance Technology, in 2003 and General Manager, Mansfield Works, in 2000.  Prior to that, Mr. Reich served in a variety of other capacities since joining the Company in 1989 including Manager, Processing and Shipping, Technical Manager, Process Manager and Civil Engineer.

Lawrence F. Zizzo, Jr. was elected Vice President, Human Resources, in January 2004.  Before joining the Company, Mr. Zizzo was Vice President, Human Resources, at National Steel Corporation.  Prior to that position, Mr. Zizzo was Regional Director, Human Resources, at National Steel.

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

The Company cautions readers that its business activities involve risks and uncertainties that could cause actual results to differ materially from those currently expected by the Company.  The most significant of those risks are:

●
Risk of reduced selling prices and shipments associated with a cyclical industry.  Historically, the steel industry has been a cyclical industry. The recovery from the dramatic downturn in the domestic and global economies which began in the fall of 2008 has been slow.  The lingering effects of that recession continued to adversely affect demand for the Company’s products in 2010, which resulted in lower prices and shipments for such products than would otherwise have occurred.  Such lower prices and shipments improved significantly in 2010 versus 2009, but sales have not yet returned to pre-2009 levels. This continued weakness in market conditions may adversely impact the Company’s efforts to negotiate higher prices in 2011 with its contract customers, particularly with respect to electrical steel.  At this time, it is impossible to determine when or if the domestic and/or global economies will return to pre-recession levels.  Thus there is a risk of continued adverse impact on demand for the Company’s products, the prices for those products, and the Company’s sales and shipments of those products as a result of the ongoing weakness in the economy.  In addition, global economic conditions remain fragile and the possibility remains that the domestic or global economies, or certain industry sectors of those economies that are key to the Company’s sales, may not recover as quickly as anticipated, or could deteriorate, which likely would result in a corresponding fall in demand for the Company’s products and negatively impact the Company’s business, financial results and cash flows.

●
Risk of changes in the cost of raw materials and energy.  Approximately 48% of the Company’s shipments are in the spot market, and pricing for these products fluctuates regularly based on prevailing market conditions.  The remainder of the Company’s shipments are pursuant to contracts having durations of six months or more.  A portion of those contracts contain fixed prices that do not allow the Company to pass through changes in the event of increases or decreases in raw material and energy costs.  Approximately 89% of the Company’s shipments to contract customers, however, are pursuant to contracts with variable-pricing mechanisms which allow the Company to adjust the price or to impose a surcharge based upon changes in certain raw material and energy costs.  Those adjustments do not always reflect all of the Company’s underlying raw material and energy cost changes.  The scope of the adjustment may be limited by the terms of the negotiated language or by the timing of when the adjustment is effective relative to a cost increase.  In addition, as to the approximately 48% of the Company’s shipments which are made to the spot market, market conditions or timing of sales may not allow the Company to recover the full amount of an increase in raw material or energy costs.  Thus, the price at which the Company sells steel will not necessarily change in tandem with changes in its raw material and energy costs.  As a result, a significant increase in raw material or energy costs likely would adversely impact the Company’s financial results and cash flows.  The impact of this risk was particularly significant with respect to iron ore costs in 2010.  Beyond 2010, it could be significant again with respect to iron ore, as well as certain other raw materials, such as coal and scrap.  For example, to date in 2011, iron ore prices have continued their upward trend, reaching record-high levels in the first quarter.  The impact of significant fluctuations in the price the Company pays for its raw materials can be exacerbated by the Company’s “last in, first out” (“LIFO”) method for valuing inventories when there are significant changes in the cost of raw materials or energy or in the Company’s raw material inventory levels as well as the Company’s finished and semi-finished inventory levels.  The impact of LIFO accounting may be particularly significant with respect to period-to-period comparisons.

●
Risk of severe financial hardship or bankruptcy of one or more of the Company’s major customers.   Many, if not most, of the Company’s customers have shared the immense financial and operational challenges faced by the Company during the recent severe recession.  While not limited to customers in the automotive industry, the risk is particularly evident in that industry.  For example, in 2009 two major automotive manufacturers filed bankruptcy reorganizations.  While both of those companies have emerged from bankruptcy and are operating, the domestic automotive industry continues to experience significantly reduced light vehicle sales compared to recent historical levels.  This continued weakness could lead to increased financial difficulties or even bankruptcy filings by other suppliers to the automotive industry, many of whom are customers of the Company.  The Company could be adversely impacted by such financial hardships or bankruptcies.  The nature of that impact most likely would be a loss associated with the potential inability to collect all outstanding accounts receivables.  Such an event could negatively impact the Company’s financial results and cash flows.

●
Risk of reduced demand in key product markets.  Although significantly reduced from prior years, the automotive and housing markets remain important elements of the Company’s business.  Though conditions have improved, both markets continue to suffer from the severe economic downturn that started in the fall of 2008.  If demand from one or more of the Company’s major automotive customers were to be further reduced significantly as a result of this economic downturn or other causes, it likely would negatively affect the Company’s sales, financial results and cash flows.  Similarly, if demand for the Company’s products sold to the housing market were to be further reduced significantly, it could negatively affect the Company’s sales, financial results and cash flows.

●
Risk of increased global steel production and imports.  Actions by the Company’s foreign or domestic competitors to increase production in and/or exports to the United States could result in an increased supply of steel in the United States, which could result in lower prices for and shipments of the Company’s products and negatively impact the Company’s sales, financial results and cash flows.  In fact, significant planned increases in production capacity in the United States have been announced by competitors of the Company and new steelmaking and finishing facilities have begun production.  In addition, foreign competitors, especially those in China, have substantially increased their production capacity in the last few years, while others, such as those in Japan, have seemingly targeted the U.S. market for imports of certain higher value products, including electrical steels.  These and other factors have contributed to a high level of imports of foreign steel into the United States in recent years and create a risk of even greater levels of imports, depending upon foreign market and economic conditions, the value of the U.S. dollar relative to other currencies, and other such variables beyond the Company’s control.  A significant increase in foreign imports would adversely affect the Company’s sales, financial results and cash flows.

●
Risks of excess inventory of raw materials.  The Company has certain raw material supply contracts, particularly with respect to iron ore, which have terms providing for minimum annual purchases, subject to exceptions for force majeure and other circumstances.  If the Company’s need for a particular raw material is reduced for an extended period significantly below what was projected at the time the applicable contract was entered into, or what was projected at the time an annual nomination was made under that contract, the Company could be required to purchase quantities of raw materials, particularly iron ore, which exceed its anticipated annual needs.  If that circumstance were to occur, and if the Company were not successful in reaching agreement with a particular raw material supplier to reduce the quantity of raw materials it purchases from that supplier, then the Company would likely be required to purchase more of a particular raw material in a given year than it needs, negatively impacting its financial results and cash flows. The impact on financial results could be exacerbated by the Company’s “last in, first out” (“LIFO”) method for valuing inventories, which could be affected by changes in the Company’s raw material inventory levels, as well as the Company's finished and semi-finished inventory levels.  The impact of LIFO accounting may be particularly significant with respect to period-to-period comparisons.

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

●
Risks associated with the Company’s healthcare obligations.  The Company provides healthcare coverage to its active employees and to most of its retirees, as well as to certain members of their families.  The Company is self-insured with respect to substantially all of its healthcare coverage.  While the Company has substantially mitigated its exposure to rising healthcare costs through cost sharing, healthcare cost caps and the establishment of Voluntary Employee Benefit Associations, the cost of providing such healthcare coverage may be greater on a relative basis for the Company than for other steel companies against whom the Company competes because such competitors either provide a lesser level of benefits, require that their participants pay more for the benefits they receive, or do not provide coverage to as broad a group of participants (e.g., they do not provide retiree healthcare benefits).  In addition, existing or new federal healthcare legislation could adversely affect the Company’s financial condition through increased costs in the future.

●
Risks associated with the Company’s pension obligations.  The Company’s pension trust is currently underfunded to meet its long-term obligations, primarily as a result of below-expectation investment returns in the early years of the prior decade, as well as the dramatic decline in the financial markets that began in late 2008.  The extent of underfunding is directly affected by changes in interest rates and asset returns in the securities markets.  It also is affected by the rate and age of employee retirements, along with other actuarial experiences compared to projections.  These items affect pension plan assets and the calculation of pension and other postretirement benefit obligations and expenses.  Such changes could increase the cost to the Company of those obligations, which could have a material adverse effect on the Company’s results and its ability to meet those obligations.  In addition, changes in the law, rules, or governmental regulations with respect to pension funding could also materially and adversely affect the cash flow of the Company and its ability to meet its pension and other benefit obligations.  In addition, under the method of accounting used by the Company with respect to its pension and other postretirement obligations, the Company is required to recognize into its results of operations, as a non-cash “corridor” adjustment, any unrecognized actuarial net gains or losses that exceed 10% of the larger of projected benefit obligations or plan assets.  A corridor adjustment, if required after a re-measurement of the Company’s pension obligations, historically has been recorded in the fourth quarter of the fiscal year.  In past years, corridor adjustments have had a significant negative impact on the Company’s financial statements in the year in which a charge was recorded (though the immediate recognition of the charge in that year has the beneficial effect of reducing its impact on future years).

●
Risk of not reaching new labor agreements on a timely basis.  The labor agreement with the International Association of Machinists Local 1943, which represents approximately 1,725 hourly employees at the Company’s Middletown Works located in Middletown, Ohio, expires on September 15, 2011.  The Company intends to negotiate with the union to reach a new, competitive labor agreement in advance of the current expiration date.  The Company cannot predict at this time, however, when a new, competitive labor agreement with the union at the Middletown Works will be reached or what the impact of such an agreement on the Company’s operating costs, operating income and cash flow will be. There is the potential of a work stoppage at this location if the Company and the union cannot reach a timely agreement in contract negotiations.  If there were to be a work stoppage, it could have a material impact on the Company’s operations, financial results and cash flows.

●
Risks associated with major litigation, arbitrations, environmental issues and other contingencies.  The Company has described several significant legal and environmental proceedings in Note 9 to the Consolidated Financial Statements in Item 8.  An adverse result in one or more of those proceedings could negatively impact the Company’s financial results and cash flows.

●
Risks associated with environmental compliance.  Due to the nature and extent of environmental issues affecting the Company’s operations and obligations, changes in application or scope of environmental regulations applicable to the Company could have a significant adverse impact on the Company’s operations and financial results and cash flows.

●
Risks associated with climate change and greenhouse gas emission limitations. The United States has not ratified the 1997 Kyoto Protocol Treaty (the “Kyoto Protocol”) and the Company does not produce steel in a country that has ratified that treaty. Negotiations for a treaty that would succeed the Kyoto Protocol are ongoing and it is not known yet what the terms of that successor treaty ultimately will be or if the United States will ratify it.  It appears, however, that limitations on greenhouse gas emissions may be imposed in the United States at some point in the future through federally-enacted legislation or regulation.  The United States Environmental Protection Agency already has issued and/or proposed regulations addressing greenhouse gas emissions, including regulations which will require reporting of greenhouse gas emissions from large sources and suppliers in the United States.  Legislation previously has been introduced in the United States Congress aimed at limiting carbon emissions from companies that conduct business that is carbon-intensive.  Among other potential material items, such bills could include a proposed system of carbon emission credits issued to certain companies, similar to the European Union’s existing “cap and trade” system.  It is impossible at this time, however, to forecast what the final regulations and legislation, if any, will look like and the resulting effects on the Company.  Depending upon the terms of any such regulations or legislation, however, the Company could suffer negative financial impact as a result of increased energy, environmental and other costs in order to comply with the limitations that would be imposed on greenhouse gas emissions.  In addition, depending upon whether similar limitations are imposed globally, the regulations and/or legislation could negatively impact the Company’s ability to compete with foreign steel companies situated in areas not subject to such limitations.  Unless and until all of the terms of such regulation and legislation are known, however, the Company cannot reasonably or reliably estimate their impact on its financial condition, operating performance or ability to compete.

●
Risks associated with financial, credit, capital and banking markets.  In the ordinary course of business, the Company seeks to access competitive financial, credit, capital and/or banking markets.  Currently, the Company believes it has adequate access to these markets to meet its reasonably anticipated business needs.  The Company both provides and receives normal trade financing to and from its customers and suppliers.  To the extent access to competitive financial, credit, capital and/or banking markets by the Company, or its customers or suppliers, is impaired, the Company’s operations, financial results and cash flows could be adversely impacted.

●
Risk of changes in tax laws or rates which would impact the value of the Company’s net deferred tax assets.  U.S. internal revenue laws and regulations and similar state laws applicable to the Company and the rates at which it is taxed have a significant effect on its financial results.  For instance, the Company has recorded net deferred tax assets, including loss carryforwards and tax credit carryforwards, on its Consolidated Balance Sheets to reflect the economic benefit of tax positions that become deductible in future tax periods.  For more detail concerning the Company’s net deferred tax assets, see the discussion in the Critical Accounting Policies, Use of Estimates section and in the Notes to the Consolidated Financial Statements in Item 8.  Tax deductions associated with deferred tax assets are recognized at the tax rate that is expected when they will be taken.  Changes in tax laws or rates can materially affect the future deductible amounts related to deferred tax assets.  For example, a reduction in the tax rate would decrease the amount of tax benefit to be realized in the future and result in a charge which has the effect of reducing the Company’s income at the time the tax rate change is enacted.  Thus a reduction in tax rates, though beneficial in the long-run in the form of lower cash taxes, could have a short-term material adverse effect on the Company’s financial results.

While the previously listed items represent the most significant risks to the Company, the Company regularly monitors and reports risks to Management and the Board of Directors by means of a formal Total Enterprise Risk Management program.

Item 1B.	Unresolved Staff Comments.

The Company has no unresolved Securities and Exchange Commission staff comments.

Item 2.	Properties.

The Company is leasing a building in West Chester, Ohio, which the Company is using as its corporate headquarters.  The lease commenced in 2007 and the initial term is for twelve years, with two five-year options to extend the lease.  The Company continues to own its research building located in Middletown, Ohio.  Steelmaking, finishing and tubing operations are conducted at nine facilities located in Indiana, Kentucky, Ohio and Pennsylvania. All of these facilities are owned by the Company, either directly or through wholly-owned subsidiaries.

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

Ashland Works is located on approximately 600 acres in Ashland, Kentucky.  It consists of a coke facility, blast furnace, basic oxygen furnaces and continuous caster for the production of carbon steel.  A coating line at Ashland also helps to complete the finishing operation of the material processed at the Middletown plant.  In late 2010, the Company announced that it is permanently closing the coke facility in the first half of 2011 as a result of increased costs and environmental issues.

Rockport Works is located on approximately 1,700 acres near Rockport, Indiana.  The 1.7 million square-foot plant consists of a state-of-the-art continuous cold rolling mill, a continuous hot-dip galvanizing and galvannealing line, a continuous carbon and stainless steel pickling line, a continuous stainless steel annealing and pickling line, hydrogen annealing facilities and a temper mill.

Butler Works is situated on approximately 1,300 acres in Butler, Pennsylvania.  The 3.5 million square-foot plant produces stainless, electrical and carbon steel.  Melting takes place in three electric arc furnaces that feed an argon-oxygen decarburization unit.  In 2011, the Company will complete the installation of a new ladle metallurgy furnace and a new, highly-efficient electric arc furnace that will replace the three existing furnaces and is expected to operate at a lower cost.  These units feed two double strand continuous casters.  The Butler Works also includes a hot rolling mill, annealing and pickling units and two fully automated tandem cold rolling mills. It also has various intermediate and finishing operations for both stainless and electrical steels.

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

AK Tube’s Walbridge, Ohio, plant operates six electric resistance weld tube mills and two slitters housed in a 330,000 square foot facility.  AK Tube’s Columbus, Indiana, plant is a 142,000 square-foot facility with eight electric resistance weld and two laser weld tube mills.

Item 3.	Legal Proceedings.

Information with respect to this item may be found in Note 9 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

AK Holding’s common stock has been listed on the New York Stock Exchange since April 5, 1995 (symbol: AKS).  The table below sets forth, for the calendar quarters indicated, the reported high and low sales prices of the common stock:

	2010		2009
	High	Low	High	Low
First Quarter	$26.75	$19.22	$13.07	$5.39
Second Quarter	25.12	11.84	21.70	6.81
Third Quarter	15.70	11.34	24.27	14.77
Fourth Quarter	16.85	12.08	22.80	15.03

As of February 18, 2011 there were 110,250,889 shares of common stock outstanding and held of record by 4,860 stockholders.  The closing stock price on February 18, 2011 was $17.20 per share.  Because depositories, brokers and other nominees held many of these shares, the number of record holders is not representative of the number of beneficial holders.

In March 2008, after several years without the payment of a dividend, the Company re-established the payment of a quarterly common stock dividend at the rate of $0.05 per share.  The instruments governing the Company’s outstanding senior debt do not include covenants restricting dividend payments.  The Company’s Credit Facility, however, contains certain restrictive covenants with respect to the Company’s payment of dividends.  Under these Credit Facility covenants, dividends are restricted only when availability under the Credit Facility falls below $150.0, at which point dividends would be limited to $12.0 annually.  Currently, the availability under the Credit Facility significantly exceeds $150.0.  Accordingly, there currently are no covenant restrictions on the Company’s ability to declare and pay a dividend to its shareholders.  Cash dividends paid in 2010 by the Company to its shareholders were determined to be a return of capital under the United States Internal Revenue Code.

Information concerning the amount and frequency of dividends declared and paid in 2010 and 2009 is as follows:

2010 COMMON STOCK DIVIDENDS

Record Date	Payment Date		Per Share
February 12, 2010	March 10, 2010		$0.05
May 14, 2010	June 10, 2010		0.05
August 13, 2010	September 10, 2010		0.05
November 12, 2010	December 10, 2010		0.05
		Total	$0.20

2009 COMMON STOCK DIVIDENDS

Record Date	Payment Date		Per Share
February 13, 2009	March 10, 2009		$0.05
May 15, 2009	June 10, 2009		0.05
August 14, 2009	September 10, 2009		0.05
November 13, 2009	December 10, 2009		0.05
		Total	$0.20

On January 25, 2011, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock, payable on March 10, 2011, to shareholders of record on February 11, 2011.

There were no unregistered sales of equity securities in the quarter or year ended December 31, 2010.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
October 1 through 31, 2010	265	$13.75	—
November 1 through 30, 2010	—	—	—
December 1 through 31, 2010	13,826	13.83	—
Total	14,091	13.83	—	$125.6

(1)
During the quarter, the Company repurchased 14,091 shares of common stock owned by participants in its restricted stock awards program under the terms of the AK Steel Holding Corporation Stock Incentive Plan.  In order to satisfy the requirement that an amount be withheld that is sufficient to pay federal, state and local taxes due upon the vesting of the restricted stock, employees are permitted to have the Company withhold shares having a fair market value equal to the minimum statutory withholding rate which could be imposed on the transaction.  The Company repurchases the withheld shares at the quoted average of the reported high and low sales prices on the day the shares are withheld.

(2)
On October 21, 2008, the Company announced that its Board of Directors had authorized the Company to repurchase, from time to time, up to $150.0 of its outstanding equity securities.  There is no expiration date specified in the Board of Directors’ authorization.

The following graph compares cumulative total stockholder return on the Company’s common stock for the five-year period from January 1, 2006 through December 31, 2010, with the cumulative total return for the same period of (i) the Standard & Poor’s 500 Stock Index and (ii) S&P 500 Metals & Mining Index.  The S&P 500 Metals & Mining Index is made up of AK Steel Holding Corporation, Alcoa Inc., Titanium Metals Corporation, Newmont Mining Corporation, Nucor Corporation, Freeport-McMoRan Copper & Gold Inc., Allegheny Technologies Inc., Cliffs Natural Resources, Inc., and United States Steel Corporation.  These comparisons assume an investment of $100 at the commencement of the period and reinvestment of dividends.

Cumulative Total Returns
January 1, 2006 through December 31, 2010
(Value of $100 invested on January 1, 2006)

Item 6.	Selected Financial Data.

The following selected historical consolidated financial data for each of the five years in the period ended December 31, 2010 have been derived from the Company’s audited Consolidated Financial Statements. The selected historical consolidated financial data presented herein are qualified in their entirety by, and should be read in conjunction with, the Consolidated Financial Statements of the Company set forth in Item 8 and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(dollars in millions, except per share data)
Statement of Operations Data:
Net sales	$5,968.3	$4,076.8	$7,644.3	$7,003.0	$6,069.0
Cost of products sold (exclusive of items below)	5,621.5	3,749.6	6,491.1	5,919.0	5,452.7
Selling and administrative expenses (exclusive of items below)	210.8	192.7	223.6	223.5	207.7
Depreciation	197.1	204.6	202.1	196.3	194.0
Other operating items:
Ashland coke plant shutdown charges (1)	63.7	—	—	—	—
Butler retiree benefit settlement costs (2)	9.1	—	—	—	—
Pension and other postretirement benefits corridor charges (3)	—	—	660.1	—	133.2
Curtailment and labor contract charges (3)	—	—	39.4	39.8	15.8
Total operating costs	6,102.2	4,146.9	7,616.3	6,378.6	6,003.4
Operating profit (loss)	(133.9)	(70.1)	28.0	624.4	65.6
Interest expense	33.0	37.0	46.5	68.3	89.1
Interest income (4)	1.6	2.7	10.5	32.2	21.2
Other income (expense)	(9.2)	6.4	1.6	3.7	0.3
Income (loss) before income tax	(174.5)	(98.0)	(6.4)	592.0	(2.0)
Income tax provision (benefit) due to tax law changes	25.3	5.1	—	(11.4)	5.7
Income tax provision (benefit)	(69.1)	(25.1)	(10.9)	215.0	(20.8)
Net income (loss)	(130.7)	(78.0)	4.5	388.4	13.1
Less: Net income (loss) attributable to non-controlling interest	(1.8)	(3.4)	0.5	0.7	1.1
Net income (loss) attributable to AK Steel Holding Corporation	$(128.9)	$(74.6)	$4.0	$387.7	$12.0

Net income (loss) attributable to AK Steel Holding Corporation:
Basic earnings per share	$(1.17)	$(0.68)	$0.04	$3.50	$0.11
Diluted earnings per share	(1.17)	(0.68)	0.04	3.46	0.11

	As of December 31,
	2010	2009	2008	2007	2006
	(dollars in millions, except per share data)
Balance Sheet Data:
Cash and cash equivalents	$216.8	$461.7	$562.7	$713.6	$519.4
Working capital	559.6	889.4	1,268.6	1,453.9	1,616.0
Total assets	4,188.6	4,274.7	4,682.0	5,197.4	5,517.6
Current portion of long-term debt	0.7	0.7	0.7	12.7	—
Long-term debt (excluding current portion)	650.6	605.8	632.6	652.7	1,115.2
Current portion of pension and other postretirement benefit obligations	145.7	144.1	152.4	158.0	157.0
Pension and other postretirement benefit obligations (excluding current portion)	1,706.0	1,856.2	2,144.2	2,537.2	2,927.6
Total stockholders’ equity	641.1	880.1	970.7	877.3	419.6
Cash dividends declared per common share	$0.20	$0.20	$0.20	—	—

(1)	In 2010, the Company recorded $63.7 related to the announced shutdown of the Company’s Ashland coke plant.
(2)	In 2010, the Company recorded $9.1 related to the Butler Retiree Settlement.
(3)
Under its method of accounting for pensions and other postretirement benefits, the Company recorded non-cash corridor charges in 2008 and 2006.  Included in 2008 is a curtailment charge of $39.4 associated with a benefit cap imposed on a defined benefit pension plan for salaried employees.  Included in 2007 are curtailment charges of $15.1 and $24.7 associated with new labor agreements at the Company’s Mansfield Works and Middletown Works, respectively.  Included in 2006 is a curtailment charge of $10.8 associated with the then-new Butler and Zanesville Works labor agreements and one-time charges of $5.0 related to contract negotiations.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 1 to the Consolidated Financial Statements for additional information.

(4)
In 2007, the Company recorded $12.5 in interest income as a result of interest received related to the recapitalization of Combined Metals, LLC, a private stainless steel processing company in which AK Steel holds a 40% equity interest.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operations Overview

The Company’s operations consist of seven steelmaking and finishing plants that produce flat-rolled carbon steels, including premium-quality coated, cold-rolled and hot-rolled products, and specialty stainless and electrical steels that are sold in hot band, sheet and strip form.  These products are sold to the automotive, infrastructure and manufacturing, and distributors and converters markets.  The Company sells its carbon products principally to domestic customers.  The Company’s electrical and stainless steel products are sold both domestically and internationally.  The Company’s operations also include two plants operated by AK Tube where flat-rolled carbon and stainless steel is further finished into welded steel tubing. In addition, the Company operates European trading companies that buy and sell steel and steel products and other materials.

Safety, quality and productivity are the focal points of AK Steel’s operations and the hallmarks of its success.  In 2010, the Company experienced another year of outstanding safety performance and received a variety of awards.  The Ashland Works, the Ashland coke plant, the Middletown coke plant and the AK Tube Columbus plant did not experience a single OSHA recordable case in 2010.  For the fifth consecutive year, the Ashland coke plant was the recipient of the Max Eward Safety Award, which annually recognizes the coke plant with the best safety record in the U.S. among members of the American Coke and Coal Chemicals Institute.  The Company’s Coshocton Works was honored in 2010 by the Ohio Bureau of Workers Compensation with three awards for its safety performance.  The Company’s Zanesville Works received two awards from the Ohio Bureau of Workers Compensation.  Also in 2010, the AK Tube Columbus and AK Tube Walbridge plants were recognized for their outstanding safety performances in 2009 by the Fabricators & Manufacturers Association, International.

In terms of quality, the Company performed extraordinarily well, experiencing the best year in its history.  The Company’s rates of internal rejections and retreated products were at record low levels.  The Company continued to be recognized in leading surveys for being industry-best in overall quality for carbon, stainless and electrical steels.  In that regard, Jacobson and Associates recently named the Company number one in overall customer satisfaction, as well as number one in quality and delivery, for the fourth quarter and full year 2010 compared to the Company’s most direct competitors.

With respect to productivity, the Company was able to increase its production levels at virtually all of its facilities during 2010.  More specifically, the Company’s average capacity utilization – across all of its plants – rose to about 84% in 2010 from approximately 58% in 2009.  In steelmaking, Middletown Works set a world-record of 2,156 heats for casting sequences.  Numerous production records were established at the Company’s Coshocton Works, as the demand by automotive and appliance makers for bright annealed products increased greatly during the year.  In fact, across all of its facilities, the Company established dozens of production records in 2010.

2010 Financial Results Overview

The Company faced challenging times throughout 2010 as it and the entire steel industry continued to be adversely impacted by the effects of the domestic and global recession that began in late 2008.  A continued softness in overall demand for steel products constrained prices in 2010.  Despite that softness in steel product demand, the prices for certain of the raw materials used to make steel increased substantially in 2010, driven in large part by Chinese steel companies’ demand for such raw materials to support continued strong steel production in China.  The Company was adversely impacted by these extraordinary increases in raw material costs.

In particular, the Company was hit hard by a near doubling of the benchmark price of iron ore from 2009 to 2010.  Iron ore is one of the principal raw materials required for the Company’s steel manufacturing operations. The Company purchased approximately 5,800,000 tons of iron ore pellets in 2010. The Company purchases most of its iron ore at negotiated prices under multi-year agreements. The multi-year agreements typically have a variable price mechanism by which the annual price of iron ore is adjusted based, in whole or in part, upon a benchmark price for iron ore established by contract negotiations between the principal iron ore producers and certain of their largest customers.  Historically, that benchmark price typically was set in the first quarter of each year and was retroactive to the start of the then-current pricing period.  For the Company, that meant the price was retroactive to January 1 of that year.  For 2010, however, the benchmark price was not established until October, shortly before the Company announced its third quarter results.  In the absence of an established benchmark price, the Company used an assumed increase in iron ore prices for purposes of its quarterly financial results in 2010 for the first and second quarters.  More specifically, for the first quarter, the Company used an assumed benchmark price increase of 30%, which was within the range of estimates of what most analysts and commentators were then predicting.   In the second quarter, the Company used an assumed benchmark price increase of 65% for first half iron ore purchases, which was consistent with the provisional benchmark price the Company had agreed to pay its suppliers at that time.  The ultimate benchmark price increase for 2010, however, was 98.65%.  The greater-than-anticipated size of the increase in the year-over-year benchmark price and the timing of its determination had a significant impact on the Company’s second half financial results.  Not only did the Company have to absorb the higher iron ore costs associated with the sales during the second half, it also had to absorb a portion of the higher costs  associated with sales during the first half.  More specifically, to the extent the Company did not recognize the full 2010 price increase in the first and second quarters, it recognized as an expense in the third quarter the incremental amount of the full annual increase that was attributable to its first and second quarter sales and the related LIFO impact.  In addition, the late timing and retroactive effect of the agreement on benchmark pricing substantially reduced the Company’s ability to pass on the price increase to its customers.

Despite its efforts to reduce its controllable costs, the Company simply could not overcome the negative impact on the second half of the extraordinary iron ore cost increase, a factor that was beyond its control.  The Company achieved both operating profit and net income attributable to AK Steel Holding Corporation in the first half of 2010, but for the full year, the Company reported an operating loss of $133.9 and a net loss attributable to AK Steel Holding Corporation of $128.9, or $1.17 per diluted share.

Those operating and net results included certain non-cash and one-time special pre-tax charges.  These pre-tax charges totaled $72.8 in the fourth quarter and were comprised of $63.7 associated with the shutdown of the Ashland coke plant and $9.1 associated with the Butler Retiree Settlement.  In addition, the full year results included a $25.3 non-cash charge incurred as a result of federal healthcare legislation.

Excluding these special charges, the Company would have reported for 2010 an adjusted operating loss of $61.1, or $11 per ton, and an adjusted net loss attributable to AK Steel Holding Corporation of $59.8, or $0.54 per diluted share.  Those results compare favorably to an operating loss in 2009 of $70.1, or $18 per ton, and a net loss attributable to AK Steel Holding Corporation in 2009 of $74.6, or $0.68 per diluted share.  The 2009 full-year results included a $5.1 charge related to a state tax law change.  Reconciliations for the non-GAAP financial measures presented in this paragraph are provided in the Non-GAAP Financial Measures section.

The Company reported shipments in 2010 of approximately 5.7 million tons, which was an increase of more than 1.7 million tons, or 44%, over shipments in 2009.  The Company reported revenues in 2010 of approximately $6.0 billion, which was an increase of nearly $2.0 billion, or approximately 46%, over 2009 revenues.  While both of those increases are significant, the annual shipping and revenue results for 2010 were still well below the recent historical performance by the Company due to the continued challenging economic conditions that persisted throughout the year.

In the face of those challenging economic conditions and consequent reduced sales, the Company took proactive steps to maintain a strong liquidity position during 2010.  In the second quarter of 2010, the Company commenced a series of related transactions for the purpose of refinancing its outstanding senior debt at substantially improved terms.  In May 2010, the Company issued $400.0 of 7 5/8% Senior Notes due 2020 (the “2020 Notes”), generating net proceeds of $392.0 after underwriting fees.  Later that month, the Company used the net proceeds from the issuance of the 2020 Notes, along with cash on hand, to retire the approximately $504.0 in then-outstanding principle amount of the Company’s 7 3/4% Senior Notes due 2012 (the “Old Notes”).

The original aggregate principal amount of the Old Notes was $550.0.  By the time of the issuance of the 2020 Notes, the Company had lowered that amount to $504.0 through open market repurchases. The Company made a strategic decision to use cash on hand to reduce its outstanding senior debt to $400.0 when it issued the 2020 Notes because of the historically low rate of interest being earned on cash in 2010.  The result was a lower level of cash on hand following the retirement of the Old Notes than the Company typically had maintained in recent years.  However, in late 2010 a benchmark price for iron ore was established that was almost twice the 2009 price and increased the Company’s cash needs significantly.  As a result, in the fourth quarter of 2010 the Company decided to issue an additional $150.0 of 2020 Notes as an add-on issuance under the same indentures governing the initial offering of 2020 Notes (the “Add-on Notes”).  The Add-on Notes generated net proceeds of approximately $146.3 after underwriting fees and expenses.

As a result of the issuance of the Add-on Notes and effective cash management throughout the year, the Company had cash of $216.8 at the end of 2010.  That solid year-end cash position, along with $692.8 of availability under its Credit Facility, resulted in total liquidity of $909.6 as of December 31, 2010.

Key Factors Generally Impacting Financial Results

The key factors impacting the Company’s 2010 financial results were historically soft demand and constrained steel pricing, on the one hand, and extraordinarily strong demand and resulting increased costs for raw materials, on the other.  The soft demand and constrained pricing for steel products were primarily the result of the lingering effects of the severe recession which began late in 2008.  The extraordinary increase in the cost for raw materials chiefly was the result of the demand by Chinese steel companies for raw materials to support continued high steel production in China.

2010 Compared to 2009

Shipments

Steel shipments in 2010 were 5,660,900 tons, compared to 3,935,500 tons in 2009.  Although overall demand for steel products remained relatively soft by historical standards until near the end of 2010, shipments increased in all reported product categories in 2010 compared to 2009.  The percentage of increase was greatest with respect to hot-rolled steel products.   As a result, the Company’s value-added shipments as a percent of total volume shipped declined somewhat to 84.6% in 2010 compared to 85.5% in 2009.  Tons shipped by product category for 2010 and 2009, with percent of total shipments, were as follows:

(tons in thousands)	2010		2009
Stainless/electrical	866.0	15.3%	670.0	17.0%
Coated	2,558.4	45.2%	1,791.6	45.5%
Cold-rolled	1,241.2	21.9%	821.4	20.9%
Tubular	123.8	2.2%	83.2	2.1%
Subtotal value-added shipments	4,789.4	84.6%	3,366.2	85.5%
Hot-rolled	706.3	12.5%	414.4	10.5%
Secondary	165.2	2.9%	154.9	4.0%
Subtotal non value-added shipments	871.5	15.4%	569.3	14.5%

Total shipments	5,660.9	100.0%	3,935.5	100.0%

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8.

Net Sales

Net sales in 2010 were $5,968.3, up 46% from net sales of $4,076.8 in 2009.  The increase resulted from higher volumes across all of the Company’s product categories as a result of higher demand for steel products driven by the economic recovery.  The average selling price was $1,054 per net ton in 2010, a slight increase compared to $1,036 per net ton in 2009.  The Company has variable-pricing mechanisms with most of its contract customers, under which a portion of both rising and falling commodity costs are passed through to the customer during the life of the contract.  The Company had such variable-pricing mechanisms with respect to approximately 89% of its contract shipments in 2010 compared to 83% in 2009.  In 2010, the Company experienced a significant increase in its raw material costs.  As a consequence, surcharges to customers were increased, contributing to both the higher average selling price and the higher net sales for the year.

Net sales to customers outside the United States were $823.3, or 14% of total sales, for 2010, compared to $767.0, or 19% of total sales, for 2009.  A substantial majority of the revenue from sales outside of the United States is associated with electrical and stainless steel products.  The decrease in the percentage of total sales represented by international sales in 2010 was principally due to the fact that domestic sales increased proportionately more than international sales.

Although the percentage of the Company’s net sales attributable to the automotive industry remained unchanged in 2010 versus 2009, its total volume of direct automotive sales increased.  The increase in automotive sales was principally the result of increased light vehicle production in North America due to the improvement in the economy, which led to increased orders from the Company’s automotive customers.

The Company likewise experienced an increase in its sales to the infrastructure and manufacturing markets.  This increase was driven primarily by the strengthening of the global and domestic economies.  Sales of the Company’s electrical steel products make up a significant component of its infrastructure and manufacturing sales.  The Company’s grain-oriented electrical steel sales were up in 2010, resulting principally from increased sales in India, the Middle East, South America, South Asia, Turkey, Egypt and North Africa.  This increase in international sales occurred despite a loss of sales in China attributable to adverse decisions in the trade cases there with respect to grain-oriented electrical steel imported from the United States and Russia.  Additionally, the sale of the Company’s non-oriented electrical steel, which is used primarily in electrical motors and generators in the North American market, increased in 2010 from 2009.  This was due primarily to improved industrial production in the United States and an end to inventory destocking by steel customers.

The most significant sales increase in 2010 was in the distributors and converters market, particularly with respect to hot-rolled steel shipments.  During 2010, spot market pricing in the steel industry increased over 2009 levels.  As a result, the Company elected to increase its sales to the spot market as a means of maximizing its earnings.  This led to a disproportionate increase in sales to the distributor and converter market relative to the Company’s other markets, which typically are more heavily weighted toward contract sales.

The following table sets forth the percentage of the Company’s net sales attributable to each of its markets:

Market	2010	2009
Automotive	36%	36%
Infrastructure and Manufacturing	25%	31%
Distributors and Converters	39%	33%

Operating Costs

Operating costs in 2010 and 2009 were $6,102.2 and $4,146.9, respectively.  The primary reason that operating costs for 2010 were higher was the substantial increase in sales from 2009 to 2010.  Also contributing significantly in 2010, however, were increased raw material costs, in particular for iron ore, where the benchmark price almost doubled.  As a result of the progressively increasing costs during the year, the Company recorded a LIFO charge of $109.0 in 2010 compared to a LIFO credit of $417.2 in 2009.  In addition, 2010 costs include the one-time, non-recurring charges of $63.7 for the Ashland coke plant shutdown and $9.1 associated with the Butler Retiree Settlement.

Selling and Administrative Expense

The Company’s selling and administrative expense increased to $210.8 in 2010 from $192.7 in 2009.  This year-over-year increase was due primarily to a generally higher level of spending associated with the substantial increase in the Company’s operating and sales volumes, along with a higher level of compensation following the reinstatement of temporary pay reductions taken by salaried employees during most of 2009.

Depreciation Expense

Depreciation expense declined to $197.1 in 2010 from $204.6 in 2009, due to existing older assets becoming fully depreciated.

Pension and Other Postretirement Employee Benefit Charges

The Company recognizes into its results of operations, as a non-cash “corridor” adjustment, any unrecognized actuarial net gains or losses that exceed 10% of the larger of projected benefit obligations or plan assets.  Prior to January 31, 2009, amounts inside this 10% corridor were amortized over the average remaining service life of active plan participants.  Effective January 31, 2009, the date of the “lock and freeze” of a defined benefit pension plan covering all salaried employees, the Company began to amortize the actuarial gains and losses over the plan participants’ life expectancy.  Actuarial net gains and losses occur when actual experience differs from any of the many assumptions used to value the benefit plans, or when the assumptions change, as they may each year when a valuation is performed.  The effect of prevailing interest rates on the discount rate used to value projected plan obligations as of the December 31 measurement date is one of the more important factors used to determine the Company’s year-end liability, corridor adjustment and subsequent year’s expense for these benefit plans.  Under the Company’s method of accounting for pension and other postretirement benefit plans, it did not incur a corridor adjustment in 2010 or 2009.

Operating Profit (Loss) and Adjusted Operating Profit (Loss)

The Company reported an operating loss for 2010 of $133.9, compared to an operating loss of $70.1 for 2009. Included in the 2010 annual results were two pre-tax charges which are described more fully below.  The exclusion of those charges for 2010 would have resulted in an adjusted operating loss of $61.1 for 2010, which is a slight improvement over 2009 performance.  Exclusion of the pre-tax charges from the operating results is presented in order to clarify the effects of those charges on the Company’s operating results and to reflect more clearly the operating performance of the Company on a comparative basis for 2010 and 2009.

Interest Expense

The Company’s interest expense for 2010 was $33.0, which was $4.0 lower than interest expense for 2009 of $37.0.  This decrease was due primarily to a lower level of debt for most of the 2010 period.   Interest expense also decreased as a result of additional capitalized interest due to the ongoing capital investments, primarily at the Company’s Butler Works.

Interest Income

The Company’s interest income for 2010 was $1.6, which was $1.1 lower than interest income for 2009 of $2.7.  The reduction is attributable to lower levels of cash and cash equivalents in 2010 compared to 2009.

Other Income (Expense)

The Company reported other expense of $9.2 for 2010 compared to other income of $6.4 for 2009.  The expense reported in 2010 was primarily due to foreign exchange losses as a result of the weakening of the euro against the dollar.  In addition, in 2010 there was a loss on the retirement of debt, compared to a gain on retirement of debt in 2009.

Income Taxes

In 2010, the Company had an income tax benefit of $43.8 compared to an income tax benefit of $20.0 in 2009. Included in each year were charges for tax law changes, consisting of $25.3 in 2010 for changes under federal healthcare legislation related to Medicare Part D reimbursements and $5.1 in 2009 for a state tax law change. The remainder of the change in tax benefit was primarily due to a higher pre-tax loss in 2010.

Net Income (Loss) Attributable to AK Steel Holding Corporation

The Company’s net loss attributable to AK Steel Holding Corporation in 2010 was $128.9, or $1.17 per diluted share.  In 2009, the Company reported a net loss attributable to AK Steel Holding Corporation of $74.6, or $0.68 per diluted share. The increased loss in 2010 compared to 2009 was principally a result of the special charges of $63.7 for the announced shutdown of the Ashland coke plant and a $9.1 charge taken in connection with the Butler Retiree Settlement.  Also, in 2010 the Company recorded the $25.3 income tax charge noted above related to a reduction in the value of the Company’s deferred tax asset as a result of a change to the tax treatment associated with Medicare Part D reimbursements.  Excluding those special charges the Company’s financial performance year-over-year would have improved, reflecting increased sales of $5,968.3 for 2010 versus $4,076.8 for 2009, the benefits of which were substantially offset by higher raw material costs in 2010 versus 2009.

Non-GAAP Financial Measures

Management believes that reporting adjusted operating loss (as a total and on a per-ton basis) and adjusted net loss attributable to AK Steel Holding Corporation (as a total and on a per share basis), which are not financial measures under generally accepted accounting principles (“GAAP”), more clearly reflects the Company’s current operating results and provides investors with a better understanding of the Company’s overall financial performance.  In addition, the adjusted operating results facilitate the ability to compare the Company’s financial results to those of its competitors and to the Company’s prior financial performance.  Management views the reported results of adjusted operating loss and adjusted net loss attributable to AK Steel Holding Corporation as important operating performance measures and, as such, believes that the GAAP financial measure most directly comparable to them are operating loss and net loss attributable to AK Steel Holding Corporation.  Adjusted operating loss and adjusted net loss attributable to AK Steel Holding Corporation are used by Management as supplemental financial measures to evaluate the performance of the business.  Management believes that the non-GAAP measures, when analyzed in conjunction with the Company’s GAAP results and the accompanying reconciliations, provide additional insight into the financial trends of the Company’s business versus the GAAP results alone.  Neither current shareholders nor potential investors in the Company’s securities should rely on adjusted operating loss and adjusted net loss attributable to AK Steel Holding Corporation as a substitute for any GAAP financial measure and the Company encourages investors and potential investors to review the reconciliations of adjusted operating loss and adjusted net loss attributable to AK Steel Holding Corporation to the comparable GAAP financial measures.

The following tables reflect the reconciliation of non-GAAP financial measures for the fourth quarter and full year 2010 results (dollars in millions, except per ton data):

Reconciliation to Operating Profit (Loss)

	Three months ended	Twelve months ended
	December 31, 2010	December 31, 2010
Adjusted operating profit (loss)	$(81.8)	$(61.1)
Ashland coke plant shutdown charges	(63.7)	(63.7)
Butler Retiree Settlement costs	(9.1)	(9.1)

Operating profit (loss), as reported	$(154.6)	$(133.9)

Reconciliation to Operating Profit (Loss) per Ton

	Three months ended	Twelve months ended
	December 31, 2010	December 31, 2010
Adjusted operating profit (loss) per ton	$(60)	$(11)
Ashland coke plant shutdown charges	(47)	(11)
Butler Retiree Settlement costs	(7)	(2)

Operating profit (loss) per ton, as reported	$(114)	$(24)

Reconciliation to Net Income (Loss) Attributable to AK Steel Holding Corporation

Twelve months ended
December 31, 2010
Adjusted net income (loss) attributable to AK Steel Holding Corporation	$(59.8)
Ashland coke plant shutdown charges ($63.7 less tax of $25.4)	(38.3)
Butler Retiree Settlement costs ($9.1 less tax of $3.6)	(5.5)
Healthcare tax law change	(25.3)

Net income (loss) attributable to AK Steel Holding Corporation, as reported	$(128.9)

Reconciliation to Basic and Diluted Earnings (Losses) per Share

Twelve months ended
December 31, 2010
Adjusted basic and diluted earnings (losses) per share	$(0.54)
Ashland coke plant shutdown charges	(0.35)
Butler Retiree Settlement costs	(0.05)
Healthcare tax law change	(0.23)

Basic and diluted earnings (losses) per share, as reported	$(1.17)

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

Net Sales

Net sales in 2009 were $4,076.8, down 47% from the Company’s all-time annual record for net sales of $7,644.3 in 2008.  The year-to-year decrease resulted from lower selling prices across all of the Company’s product categories as a result of the severe decline in the demand for steel products driven by the economic recession.  The average selling price was $1,036 per net ton in 2009, compared to $1,303 per net ton in 2008.  The Company has variable-pricing mechanisms with most of its contract customers, under which both rising and falling commodity costs are passed through to the customer during the life of the contract.  The Company had such variable-pricing mechanisms with respect to approximately 83% of its contract shipments in 2009.  In 2009, the Company experienced a significant decline in its raw material and energy costs.  As a consequence, surcharges to customers were reduced and that contributed to both the lower average selling price and the lower net sales for the year.

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

Operating Profit (Loss) and Adjusted Operating Profit (Loss)

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

In 2009, the Company incurred no corridor charges.  In 2008, however, the Company incurred a pension corridor charge of $660.1.  A corridor charge, if required after a re-measurement of the Company’s pension and/or other postretirement obligations, historically has been recorded in the fourth quarter of the year in accordance with the method of accounting for pension and other postretirement benefits which the Company adopted as a result of its merger with Armco Inc. in 1999.  Since 2001, the Company has recorded a net of approximately $2.5 billion in non-cash pre-tax corridor charges as a result of this accounting treatment.  These corridor charges have had a significant negative impact on the Company’s financial statements including a substantial increase in the Company’s accumulated deficit.  Though these corridor charges have been required in seven of the last nine years, it is impossible to reliably forecast or predict whether they will occur in future years or, if they do, what the magnitude will be.  They are driven mainly by events and circumstances beyond the Company’s control, primarily changes in interest rates, performance of the financial markets, healthcare cost trends and mortality and retirement experience.

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

Additional information concerning both the pension corridor charge and the pension curtailment charge is contained in the “Pension & Other Postretirement Employee Benefit Charges” section.

Non-GAAP Financial Measures

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

The following table reflects the reconciliation of non-GAAP financial measures for the full year 2009 and 2008 results (dollars in millions, except per ton data):

Reconciliation to Operating Profit (Loss)

	2009	2008
Adjusted operating profit (loss)	$(70.1)	$727.5
Pension corridor charge	—	660.1
Curtailment charge	—	39.4

Operating profit (loss), as reported	$(70.1)	$28.0

Reconciliation to Operating Profit (Loss) Per Ton

	2009	2008
Adjusted operating profit (loss) per ton	$(18)	$124
Pension corridor charge per ton	—	112
Curtailment charge per ton	—	7

Operating profit (loss) per ton, as reported	$(18)	$5

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

Net Income (Loss) Attributable to AK Steel Holding Corporation

The Company’s net loss attributable to AK Steel Holding Corporation in 2009 was $74.6, or $0.68 per diluted share.  In 2008, the Company reported net income attributable to AK Steel Holding Corporation of $4.0, or $0.04 per diluted share. The reduction in 2009 compared to 2008 was principally a result of the severe economic downturn in the domestic and global economies, which caused a significant decline in sales in all of the Company’s markets.  The Company had sales of $4,076.8 for 2009 compared to record sales of $7,644.3 for 2008.  This extraordinary decline in sales was attributable to both a decline in volume and a decline in average selling price.  The detrimental impact of this loss of revenue from 2008 to 2009 on the Company’s net results was partially offset by the fact that the Company incurred a pre-tax non-cash curtailment charge and a pre-tax, non-cash pension corridor charge in 2008 which totaled $699.5.  There were no curtailment or corridor charges in 2009.

Outlook

All of the statements in this Outlook section are subject to, and qualified by, the information in the Forward-Looking Statements section.

The Company currently expects first quarter 2011 shipments to be approximately 1,425,000 to 1,450,000 tons, approximately 5% to 7% higher than fourth quarter 2010 shipments.  The bottom end of this range is somewhat below the Company’s prior guidance due to a disruption in the Company’s merchant slab supply.  The market for the Company’s products remains strong.  The Company expects its first quarter 2011 average per-ton selling price to increase approximately 8%, or $80 per ton, compared to the fourth quarter 2010 level of $1,022 per ton.  The expected increase in the average selling price is due to anticipated higher contract and spot market prices and an improved product mix.  The Company currently expects higher costs for raw materials, including scrap, iron ore and coal, of approximately $65.0, or $45 per ton, compared to the fourth quarter of 2010.  The Company expects maintenance outage costs to be essentially flat, quarter over quarter.  Overall, the Company expects to approximately breakeven at the operating level for the first quarter of 2011, representing a substantial improvement compared to the $60 per ton adjusted operating loss experienced for the fourth quarter of 2010.

The outlook information provided above does not take into account certain special charges and gains which the Company expects to recognize in 2011 in connection with the Butler Retiree Settlement, the Middletown Retiree Settlement and the shutdown of the Ashland coke plant.  More specifically, the Company expects to recognize the following amounts related to these matters:  (i) a pre-tax charge of approximately $14.2 in the first quarter of 2011 in connection with a plan amendment associated with the Butler Retiree Settlement, (ii) a pre-tax gain in the first quarter of 2011 as a result of the settlement accounting which will occur upon making the final payment to the VEBA created pursuant to the Middletown Retiree Settlement, and (iii) a pre-tax charge in the first half of 2011 of approximately $6.0 relating to contract and operational expenditures in connection with the permanent shutdown of the Ashland coke plant.  The amount of the Middletown Retiree Settlement accounting gain will be dependent upon actuarial assumptions determined at the time the final payment to the Middletown VEBA is made on March 1, 2011 (see Note 9 to the Consolidated Financial Statements in Item 8).  Based on current actuarial assumptions, the gain related to the Middletown Retiree Settlement and the charge related to the Butler Retiree Settlement are likely to be close in amount and the net impact of these two special items thus is not likely to have a material effect on the Company’s financial results.

Other factors relevant to the Company’s full-year 2011 outlook include the following:

1)	The Company estimates capital investments of about $85.0 in 2011.

2)
The Company anticipates interest expense of $45.0 in 2011 due to an increased level of debt for 2011.  Interest expense will also be higher due to a lower level of capital spending, primarily related to the Butler Works projects, which will result in less interest being capitalized into property, plant and equipment.

3)
The Company expects pension and other postretirement employee benefit expense to decrease by approximately $20.0 in 2011 compared to 2010, largely due to the benefits of the higher-than-expected pension fund investment returns in 2010.

4)	The Company projects a book tax rate for 2011 of approximately 40% and estimates that its cash tax rate will be less than 5%.

5)
The Company has assumed that the market price of iron ore will peak in the second quarter and then will begin to decrease, ultimately reaching a level by the end of 2011 which is only slightly above the market price that existed at the end of 2010.

There are many other factors which could significantly impact this outlook.  The foregoing outlook thus is subject to change depending on developments in the economy, in the Company’s business, and in the businesses of the Company’s customers and suppliers.

Liquidity and Capital Resources

At December 31, 2010, the Company had total liquidity of $909.6, consisting of $216.8 of cash and cash equivalents and $692.8 of availability under the Company’s $850.0 five-year asset-backed revolving credit facility (“Credit Facility”).  At December 31, 2010, there were no outstanding borrowings under the Credit Facility; however, availability was reduced by $148.7 due to outstanding letters of credit.  The Credit Facility is secured by the Company’s inventory and accounts receivable.  Availability under the Credit Facility can fluctuate monthly based on the varying levels of eligible collateral.  The Company’s eligible collateral, after application of applicable advance rates, totaled $841.5 as of December 31, 2010.  The Credit Facility is scheduled to expire in February 2012 and the Company currently intends to replace it well in advance of the expiration.

The Company has stated that it may utilize its Credit Facility, from time to time as it deems advisable, to fund requirements for working capital, capital investments and other general corporate purposes.  During each of the third and fourth quarters of 2010, the Company drew approximately $85.0 from the Credit Facility on a short-term basis, for uses consistent with these general purposes.  As of the end of both quarters, the Company had repaid the amounts in full and there were no outstanding borrowings from the Credit Facility.  In 2011, the Company anticipates periodically utilizing its Credit Facility.

During 2010, cash used by operating activities totaled $132.4.  This included the second $65.0 contribution to the Middletown Works retirees VEBA Trust and pension trust contributions of $110.0.

The Company’s pension contributions totaling $110.0 during 2010 satisfied its required funding for 2010 and increased the Company’s total pension contributions since 2005 to approximately $1.2 billion.  The Company estimates that its required annual pension contribution for 2011 will be $170.0, of which $30.0 already has been made in the first quarter of 2011.  Currently, the Company estimates that its required annual pension contributions for the years 2012 and 2013 to average approximately $240.0 each year.  The calculation of estimated future pension contributions requires the use of assumptions concerning future events.  The most significant of these assumptions relate to future investment performance of the pension funds, actuarial data relating to plan participants, and the interest rate used to discount future benefits to their present value. Because of the variability of factors underlying these assumptions, including the possibility of future pension legislation, the reliability of estimated future pension contributions decreases as the length of time until the contributions must be made increases.  For a more detailed discussion of the pension contribution estimates, see Employee Benefit Obligations.

Cash used by investing activities in 2010 totaled $266.3.  This includes $117.1 of capital investments and $149.2 related to the investment by Middletown Coke in capital equipment for the coke plant being constructed in Middletown, Ohio, as discussed below.  The Middletown Coke capital investment is funded by its parent company, SunCoke Energy, Inc. (“SunCoke”), and is reflected as a payable from Middletown Coke to SunCoke.  That payment is included in other non-current liabilities on the Company’s Consolidated Balance Sheets.  Because the Middletown Coke capital investment is funded by Middletown Coke’s parent company, SunCoke, it has no impact on the cash flows of AK Steel.

In the second quarter of 2010, the Company commenced a series of related transactions for the purpose of refinancing its outstanding senior debt at substantially improved terms.  In April 2010, AK Steel commenced a cash tender offer and consent solicitation (the “Tender Offer”) for all of the approximately $504.0 in aggregate principal amount of its outstanding 7 3/4% Senior Notes due 2012 (the “Old Notes”).  At the expiration of the Tender Offer on May 21, 2010, AK Steel accepted $321.2 in aggregate principal amount of Old Notes tendered by holders.  The aggregate amount paid by the Company to consummate the Tender Offer for the Old Notes was approximately $332.8, an amount equal to 100% of the principal amount of the tendered Old Notes, plus interest accrued to the Tender Offer’s expiration and a redemption premium of approximately $1.5 associated with the tendering noteholders’ acceptance of the accompanying consent solicitation.  The redemption premium was recorded in other income (expense) on the Company’s Consolidated Statements of Operations.

In May 2010, AK Steel issued $400.0 of 7 5/8% Senior Notes due 2020 (the “2020 Notes”).  The issuance generated net proceeds of $392.0 after underwriting fees.  AK Holding, of which AK Steel is a wholly-owned subsidiary, fully and unconditionally, jointly and severally, guarantees the payment of interest, principal and premium, if any, on the 2020 Notes.  In addition, pursuant to the terms of the indenture governing the Old Notes, AK Steel called for the redemption of all the approximately $182.8 in aggregate principal amount of Old Notes that remained outstanding after the expiration of the Tender Offer.  The aggregate redemption price for the Old Notes was approximately $189.9, an amount equal to 100% of the principal amount of the outstanding Old Notes, plus interest accrued to the redemption date, June 15, 2010.  The proceeds from the issuance of the 2020 Notes, along with cash on hand, were used to retire the Old Notes.

The original aggregate principal amount of the Old Notes was $550.0.  By the time of the issuance of the 2020 Notes, the Company had lowered that amount to $504.0 through open market repurchases.  The Company made a strategic decision to use cash on hand to reduce its outstanding senior debt to $400.0 when it issued the 2020 Notes because of the historically low rate of interest being earned on cash in 2010.  The result was a lower level of cash on hand following the retirement of the Old Notes than the Company typically had maintained in recent years.  The establishment of a benchmark price for iron ore in late 2010 that was almost twice the 2009 price, however, increased the Company’s cash needs significantly.  As a result, the Company elected to issue an additional $150.0 of 2020 Notes on December 7, 2010 as an add-on issuance under the same indentures governing the initial offering of 2020 Notes (the “Add-on Notes”).  The Add-on Notes were issued at a price of 99.375% per note and generated net proceeds of approximately $146.3 after underwriting fees and expenses.  As a result of the Add-on Notes issuance, as of December 31, 2010, the Company had $550.0 in aggregate principal amount of 2020 Notes outstanding.  See Note 5, “Long-Term Debt and Other Financing”, in Item 8 for additional details.

The Company has no significant scheduled debt maturities until May 2020, when its $550.0 in aggregate principal amount of 2020 Notes is due.

The Company entered into a 20-year supply contract in 2008 with Middletown Coke to provide the Company with metallurgical-grade coke and electrical power.  The coke and power will come from a new facility to be constructed, owned and operated by Middletown Coke adjacent to the Company’s Middletown Works.  Even though the Company has no ownership interest in Middletown Coke, the expected production from the facility is completely committed to the Company.  As such, Middletown Coke is deemed to be a variable interest entity and the financial results of Middletown Coke are required to be consolidated with the results of the Company as directed by ASC Topic 810, “Consolidation”.  At December 31, 2010, Middletown Coke had approximately $242.4 in assets comprised mainly of construction in progress which is reflected in Property, Plant and Equipment, net, on the Company’s Consolidated Balance Sheets.  Additionally, Middletown Coke had approximately $248.0 in liabilities, comprised mainly of advances from its parent company, SunCoke, which are reflected in other non-current liabilities on the Company’s Consolidated Balance Sheets.

Cash generated by financing activities in 2010 totaled $153.8.  This includes $151.7 in advances from noncontrolling interest owner SunCoke to Middletown Coke, and $1.3 in proceeds resulting from the exercise by recipients of the Company’s stock options.  The collective amount of these sources of cash was offset by the purchase of $7.9 of the Company’s common stock, and the payment of common stock dividends in the amount of $22.0.  It also includes a use of cash of $506.3, primarily for the Tender Offer repurchase and redemption of the Company’s 7 3/4% Senior Notes due 2012, debt issuance costs of $11.3 and proceeds from the issuance of $549.1 of 2020 Notes.  The details of this refinancing transaction are discussed above.

The Company from time to time may purchase stock in accordance with the Company’s $150.0 share repurchase program, although no shares were repurchased in 2010 under this program.

The Company believes that its current liquidity will be adequate to meet its obligations for the foreseeable future.  With respect to short-term sources of cash, the Company’s primary sources are cash generated by operations, and if necessary, borrowings from its revolving Credit Facility.  During 2010, the Company made pension contributions of $110.0, contributions to the Middletown Works retirees VEBA trust of $65.0, and funded postretirement benefit obligation costs of $84.5.

Other primary uses of cash include capital expenditures, repayment and repurchase of debt and related interest, repurchase of common shares and dividends on common stock.  In 2010, 2009 and 2008 the Company made capital expenditures of $117.1, $109.5 and $166.8, respectively.   In 2010, 2009 and 2008 the Company made total debt repayments and repurchases of $506.3, $23.5 and $26.9, respectively.  The 2010, 2009 and 2008 debt-related payments were primarily for the repurchase of the Old Notes.  In 2010 the Company issued $550.0 in aggregate principal amount of 2020 Notes.   Net proceeds from the issuance of the 2020 Notes amounted to $549.1.

As to longer-term obligations, the Company has significant debt maturities and other obligations that come due after 2011, including estimated cash contributions to its qualified pension plans, based on current legislation and actuarial assumptions.  For further information, see the Contractual Obligations section.  The Company’s Credit Facility expiring in 2012 is secured by the Company’s product inventory and accounts receivable and contains restrictions on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliated transactions should availability fall below $150.0.  The Credit Facility requires maintenance of a minimum fixed charge coverage ratio of 1 to 1 if availability under the Credit Facility falls below $125.0.  The Company is in compliance with its Credit Facility covenants and, absent the occurrence of unexpected adverse events, expects that it will remain in compliance for the foreseeable future.  At December 31, 2010, the Company had no outstanding borrowings under the Credit Facility; however, availability was reduced by $148.7 due to outstanding letters of credit.  In addition, availability under the Credit Facility can fluctuate monthly as a result of changes in the amount of eligible collateral, such as the Company’s inventory and accounts receivable.  As of December 31, 2010, the Company’s eligible collateral, after application of applicable advance rates, totaled $841.5.

The Company believes that it will be able to meet its cash requirements for the foreseeable future in light of its cash generated from operations, significant availability under its Credit Facility, and ability to access the capital markets to refinance and/or repay debt and other obligations as they come due.  Uncertainties related to the global and U.S. economies and financial markets, however, could restrict the Company’s flexibility with respect to its available liquidity sources, such as preventing the Company from refinancing those liabilities at more favorable rates than those currently available.

Dividends

In March 2008, after several years without the payment of a dividend, the Company re-established the payment of a quarterly common stock dividend at the rate of $0.05 per share.  The instruments governing the Company’s 2020 Notes do not include covenants restricting dividend payments.  The Company’s Credit Facility, however, contains certain restrictive covenants with respect to the Company’s payment of dividends.  Under these Credit Facility covenants, dividends are restricted only when availability falls below $150.0, at which point dividends would be limited to $12.0 annually.  Currently, the availability under the Credit Facility significantly exceeds $150.0.  Accordingly, there currently are no covenant restrictions on the Company’s ability to declare and pay a dividend to its shareholders.  Cash dividends paid in 2010 by the Company to its shareholders were determined to be a return of capital under the United States Internal Revenue Code.

Information concerning the amount and frequency of dividends declared and paid in 2010 is as follows:

2010 COMMON STOCK DIVIDENDS

Record Date	Payment Date		Per Share
February 12, 2010	March 10, 2010		$0.05
May 14, 2010	June 10, 2010		0.05
August 13, 2010	September 10, 2010		0.05
November 12, 2010	December 10, 2010		0.05
		Total	$0.20

On January 25, 2011, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.05 per share of common stock, payable on March 10, 2011, to shareholders of record on February 11, 2011.

Financial Covenants

The indentures governing the Company’s 2020 Notes and its Credit Facility contain restrictions and covenants that may limit the Company’s operating flexibility.

The 2020 Notes’ indentures include restrictive covenants but these covenants are significantly less restrictive than the covenants contained in the now-terminated indentures which governed the Old Notes.  The covenants relating to the 2020 Notes include customary restrictions on (a) the incurrence of additional debt by certain AK Steel subsidiaries, (b) the incurrence of liens by AK Steel and AK Holding’s other subsidiaries, (c) the amount of sale/leaseback transactions, and (d) the ability of AK Steel and AK Holding to merge or consolidate with other entities or to sell, lease or transfer all or substantially all of the assets of the AK Steel and AK Holding to another entity.  The 2020 Notes also contain customary events of default.

The Company’s Credit Facility secured by the Company’s product inventory and accounts receivable contains restrictions on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliated transactions should availability fall below $150.0.  None of these restrictions affect or limit the Company’s ability to conduct its business in the ordinary course.  In addition, the Credit Facility requires maintenance of a minimum fixed charge coverage ratio of 1 to 1 if availability under the Credit Facility is less than $125.0.

Capital Investments

The Company anticipates 2011 capital investments of approximately $85.0, which the Company expects to be funded from cash generated from operations.  In addition, with respect to prior capital investments, the Commonwealth of Kentucky has provided the Company the ability to receive tax incentives in the form of payroll tax and other withholdings over a 10-year period to help defray the costs for the installation of a vacuum degasser and caster modifications at its Ashland Works under the Kentucky Industrial Revitalization Act Tax Credit Program.  These tax incentives are based on certain employment levels and thus may be reduced if employment levels are below the designated minimum levels.  Through December 31, 2010, the Company has accumulated $17.6 in such withholdings, which amount is included as a reduction of property, plant and equipment in the Consolidated Financial Statements.

To meet the anticipated long-term growth in demand for energy efficient products used in power generation and distribution transformers, the Company previously announced that it is expanding its production capacity for high-end, grain-oriented electrical steels.  The Company previously announced capital investments totaling $268.0 to achieve this increased electrical steel capacity.  At December 31, 2010, spending for these capital investments totaled approximately $261.0.  Included in the estimate of 2011 capital investments is approximately $17.2 related to these projects.  Thus, the expected total investment related to these projects will exceed the originally announced amount.  In late 2010, the Company began the testing of a ladle metallurgy furnace and in early 2011 will complete the installation and start-up of a new, state-of-the-art electric arc furnace at its Butler Works.  These two new furnaces represent the majority of the above-referenced capital investments.  Beyond expanding the Company’s production capacity for high-end, grain-oriented electrical steels, they also will increase its capacity to produce carbon slabs and thereby reduce its need to acquire such slabs from the merchant market to supplement the Company’s own production.

Employee Benefit Obligations

Under its method of accounting for pension and other postretirement benefit plans, the Company recognizes, as of the Company’s measurement date of December 31, any unrecognized actuarial gains and losses that exceed 10% of the larger of projected benefit obligations or plan assets (the “corridor”).  In 2010 and 2009, the Company incurred no corridor adjustments.  In 2008, the unrecognized losses attributable to the Company’s qualified pension plans exceeded the corridor by $660.1, primarily as a result of poor pension asset investment returns.  Accordingly, the Company incurred a pre-tax corridor charge of $660.1 in the fourth quarter of 2008.  There was no corridor adjustment in 2008 associated with the Company’s other postretirement benefit plans.

Based on current assumptions, the Company anticipates that its required pension funding contributions during 2011 will total approximately $170.0.  A $30.0 contribution toward that total was made in the first quarter of 2011.  Currently, the Company estimates annual required contributions for the years 2012 and 2013 to average approximately $240.0 each year. The amount and timing of future required contributions to the pension trust depend on assumptions concerning future events.  The most significant of these assumptions relate to future investment performance of the pension funds, actuarial data relating to plan participants and the benchmark interest rate used to discount benefits to their present value.  Because of the variability of factors underlying these assumptions, including the possibility of future pension legislation, the reliability of estimated future pension contributions decreases as the length of time until the contribution must be made increases.  Currently, the Company’s major pension plans are significantly underfunded.  As a result, absent major increases in long-term interest rates, above average returns on pension plan assets and/or changes in legislated funding requirements, the Company will be required to make contributions to its pension trusts of varying amounts in the long-term.  Some of these contributions could be substantial.

The Company provides healthcare benefits to most of its employees and retirees.  Based on the assumptions used to value other postretirement benefits, primarily retiree healthcare and life insurance benefits, annual cash payments for these benefits are expected to be in a range which trends down from $80.0 to $14.0 over the next 30 years.  These payments do not include the remaining $65.0 contribution to the VEBA Trust which is required as part of the Middletown Retiree Settlement or payments totaling $91.0 over the next three years to the Butler VEBA trust and to plaintiffs’ counsel as part of the Butler Retiree Settlement.  The payments include the uncapped benefits to be paid through 2014 as part of the Butler Retiree Settlement.  For a more detailed description of these settlements, see the discussions below and in the Legal Contingencies section of Note 9 to the Consolidated Financial Statements in Item 8.  The total projected future benefit obligation of the Company with respect to payments for healthcare benefits is included in “Pension and other postretirement benefit obligations” in the Company’s Consolidated Financial Statements.  The net amount recognized by the Company as of the end of 2010 for future payment of such healthcare benefit obligations was $795.4.

Accounting for retiree healthcare benefits requires the use of actuarial methods and assumptions, including assumptions about current employees’ future retirement dates, the anticipated mortality rate of retirees, anticipated future increases in healthcare costs and the obligation of the Company under future collective bargaining agreements with respect to healthcare benefits for retirees.  Changing any of these assumptions could have a material impact on the calculation of the Company’s total obligation for future healthcare benefits.  For example, the Company’s calculation of its future retiree healthcare benefit obligation as of the end of 2010 assumed that the Company would continue to provide healthcare benefits to current and future retirees.  If this assumption is altered, it could have a material effect on the calculation of the Company’s total future retiree healthcare benefit obligation.  This assumption could be altered as a result of one or more of the following developments or other unforeseen events.

First, retirees could consent to a change in the current level of healthcare benefits provided to them.  Second, in certain instances, the union that represented a particular group of retirees when they were employed by the Company could, in the course of negotiations with the Company, accept such a change.  Third, in certain instances, at or following the expiration of a collective bargaining agreement which affects the Company’s obligation to provide healthcare benefits to retired employees, the Company could take action to modify or terminate the benefits provided to those retirees without the agreement of those retirees or the union, subject to the right of the union subsequently to bargain to alter or reverse such action by the Company.  The precise circumstances under which retiree healthcare benefits may be altered unilaterally or by agreement with a particular union vary depending on the terms of the relevant collective bargaining agreement.  Some of these developments already have occurred and either already have impacted, or may impact in the future, the Company’s retiree healthcare benefit obligation.  The most significant of these developments are summarized below.

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

In October 2007, the Company announced that it had reached a settlement (the “Middletown Retiree Settlement”) of the claims in litigation filed against the Company by retirees of its Middletown Works relating to their retiree health and welfare benefits.  The Middletown Retiree Settlement was approved by the federal district court on February 21, 2008 and reduced the Company’s total OPEB liability of approximately $2.0 billion as of September 30, 2007 by approximately $1.0 billion.   Under the terms of the Middletown Retiree Settlement, AK Steel was obligated to initially fund the VEBA Trust with a contribution of $468.0.  AK Steel made this contribution on March 4, 2008.  AK Steel further is obligated under the Settlement to make three subsequent annual cash contributions of $65.0 each, for a total contribution of $663.0.  AK Steel has timely made two of these three annual cash contributions of $65.0, leaving it obligated to make one more contribution of $65.0 in March of 2011.  For a more detailed description of the Settlement, see the discussion in the Legal Contingencies section of Note 9 to the Consolidated Financial Statements in Item 8.

In the third quarter of 2010, the Company reached a tentative settlement agreement (the “Butler Retiree Settlement”) of the claims in litigation filed against the Company by a group of retirees of its Butler Works relating to their retiree health and welfare benefits.  The Butler Retiree Settlement was approved by the federal district court on January 10, 2011. Pursuant to the Butler Retiree Settlement, AK Steel will continue to provide company-paid health and life insurance to the covered retirees through December 31, 2014, and will make combined lump sum payments totaling $91.0 to a Voluntary Employees Beneficiary Association trust (the “VEBA Trust”) and to plaintiffs’ counsel.  More specifically, AK Steel will make three cash contributions to the VEBA Trust as follows:  $22.6 on August 1, 2011; $31.7 on July 31, 2012; and $27.6 on July 31, 2013.  The balance of the $91.0 in lump sum payments will be paid to plaintiffs’ attorneys on August 1, 2011, to cover plaintiffs’ obligations with respect to attorneys’ fees.  Effective January 1, 2015, AK Steel will transfer to the VEBA Trust all OPEB obligations owed to the covered retirees under the Company’s applicable health and welfare plans and will have no further liability for any claims incurred by those retirees after December, 31, 2014, relating to their OPEB obligations.  Following entry of the judgment approving the Settlement, the Company’s total OPEB liability (prior to any funding of the VEBA trust) will increase by approximately $30.0 in 2011.  A one-time, pre-tax charge of approximately $14.2, based upon then-current valuation assumptions, will be recorded in the first quarter of 2011 to reverse previous amortization of the prior plan amendment.  For a more detailed description of the Settlement, see the discussion in the Legal Contingencies section of Note 9 to the Consolidated Financial Statements in Item 8.

At December 31, 2004, the Company’s total OPEB obligation for all of its retirees was approximately $2.3 billion.  Since that time, the Company has engaged in a concerted effort to reduce its OPEB obligation through the establishment of the Middletown and Butler retiree VEBA Trusts discussed above, and the negotiation of progressive new labor contracts that include increased retiree healthcare cost-sharing.  As of December 31, 2010, the Company’s OPEB obligation was reduced to slightly under $0.8 billion, which is a reduction of more than $1.5 billion in OPEB obligation in six years.  In addition, as noted above, when the Butler Retiree Settlement is fully implemented as of January 1, 2015, the Company will have completely eliminated its OPEB obligation with respect to the retirees covered by that settlement and its OPEB obligation will be further significantly reduced.  While under GAAP the Company may not recognize the income statement effects of such actions at the time they are negotiated, the Company does recognize the income statement effects in future years as the net benefits are amortized as a reduction in its OPEB costs.

Labor Agreements

At December 31, 2010, the Company employed approximately 6,600 employees, of which approximately 5,000 are represented by labor unions under various contracts that currently will expire in the years 2011 through 2014.

On July 9, 2010, members of the United Steelworkers Local 1865 union ratified a three-year extension to a labor agreement covering about 750 hourly production and maintenance steel operations employees at the Company’s Ashland Works.  The new agreement extends the existing contract to September 1, 2013 and the terms were effective as of July 1, 2010.  The existing contract was scheduled to expire September 1, 2010.  Among other items, the contract extension contains new language which allows the Company flexibility in operating the Ashland Works to meet market conditions, while committing to significant capital investments of approximately $30.0 over the life of the contract in the steelmaking plant, in particular the blast furnace.  The contract extension also provides for lump sum payments to each represented employee covered by the contract in 2010, 2011 and 2012 and a standard hourly wage rate increase, which was made in September 2010.

On December 9, 2010, members of the United Steelworkers Local 169 union ratified a three-year extension to a labor agreement covering about 270 hourly production and maintenance employees at the Company’s Mansfield Works.  The new agreement extends the existing contract to March 31, 2014.  The existing contract was scheduled to expire March 31, 2011.

Energy and Raw Material Hedging

The Company enters into derivative transactions in the ordinary course of business to hedge the cost of natural gas, electricity and certain raw materials.  At December 31, 2010, the Consolidated Balance Sheets included other current assets of $0.8, and accrued liabilities of $0.1 for the fair value of these derivatives.  Changes in the prices paid for the related commodities are expected to offset the effect on cash of settling these amounts.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of December 31, 2010.

Potential Impact of Climate Change Legislation

At this time the Company continues to be unable to determine whether any of the proposed or potential legislative bills in Congress relating to climate change are reasonably likely to become law.  Even in the event that any of these bills are enacted, the Company cannot anticipate the final form of such laws, or the extent to which they will be applicable to the Company and its operations.  As a result, the Company currently has no reasonable basis on which it can reliably predict or estimate the specific effects any eventually enacted laws may have on the Company or how the Company may be able to mitigate any negative impacts on its business and operations.

On May 13, 2010, the U.S. Environmental Protection Agency (“EPA”) issued a final “tailoring rule” providing new regulations governing major stationary sources of greenhouse gas emissions under the Clean Air Act.  Generally, the tailoring rule provides that new or modified sources of high volumes of greenhouse gases would be subject to heightened permit standards and lower emissions thresholds.  The EPA continues to work on further rules governing greenhouse gas emissions that would apply more broadly and to lower levels of emission sources.  Litigation has been filed to challenge the new regulations, but the outcome of that litigation cannot be reliably predicted.  In light of the pending litigation and the uncertainty concerning their future, the Company cannot reliably estimate the long-term impact of the new regulations.  The Company does not expect, however, the current tailoring rule provision to materially adversely affect it in the near term.  In the event the EPA’s tailoring rule or similar regulations are upheld, however, the Company likely will suffer negative financial impact over time as a result of increased energy, environmental and other costs in order to comply with the limitations that would be imposed on greenhouse gas emissions.

In addition, the possibility exists that further limitations on greenhouse gas emissions may be imposed in the United States at some point in the future through some form of federally-enacted legislation or by additional regulations.  Bills that in recent years have been introduced in the United States Congress aim to limit carbon emissions over long periods of time from facilities that emit significant amounts of greenhouse gases.  Such bills, if enacted, would apply to the steel industry, in general, and to the Company, in particular, because the process of producing steel from elemental iron results in the creation of carbon dioxide, one of the targeted greenhouse gases.  Although the Company and other steel producers in the United States are actively participating in research and development efforts to develop breakthrough technology for low- or zero-emission steelmaking processes, the development of such technologies will take time and their potential for success cannot be accurately determined.  To address this need for the development of new technologies, not just in the steel industry but elsewhere, some of the proposed legislative bills include a system of carbon emission credits, which would be available to certain companies for a period of time, similar to the European Union’s existing “cap and trade” system.   Each of these bills is likely to be altered substantially as it moves through the legislative process, making it virtually impossible at this time to forecast the provisions of any final legislation and the resulting effects on the Company.

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

Contractual Obligations

In the ordinary course of business, the Company enters into agreements under which it is obligated to make legally enforceable future payments.  These agreements include those related to borrowing money, leasing equipment and purchasing goods and services.  The following table summarizes by category expected future cash outflows associated with contractual obligations in effect as of December 31, 2010.

	Payment due by period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt (including current portion)	$0.7	$1.5	$0.8	$649.3	$652.3
Interest on long-term debt	45.0	89.9	89.8	235.5	460.2
Operating lease obligations	5.9	9.0	7.5	11.3	33.7
Purchase obligations and commitments	1,955.7	2,684.5	1,613.2	3,721.0	9,974.4
Pension and other postretirement benefit obligations (a)	150.1	181.8	135.4	1,384.4	1,851.7
Other non-current liabilities	—	48.3	24.3	47.6	120.2
Total	$2,157.4	$3,015.0	$1,871.0	$6,049.1	$13,092.5

(a)
The Company plans to make future cash contributions to its defined benefit pension plans (not included in the table above).  The estimate for these contributions is approximately $170.0 in 2011.  A $30.0 contribution toward that total was made in the first quarter of 2011.  The Company estimates required annual contributions for the years 2012 and 2013 to average approximately $240.0 each year.  Estimates of cash contributions to be made after 2013 cannot be reliably determined at this time due to the number of variable factors which impact the calculation of defined benefit pension plan contributions.  Estimated benefit payments for 2011 are $80.0 and are expected to be in a range which trends down from $80.0 to $14.0 over the next 30 years.  The amount reflected in the table for 2011 also includes the remaining $65.0 payment to the Middletown VEBA Trust.  The payments do not include the $91.0 in total payments pursuant to the Butler Retiree Settlement, but do include the uncapped benefits to be paid through 2014 to the group of retirees covered by the Butler Retiree Settlement.  After 2014, however, the Company will have no further obligation to make payments to those Butler retirees and its OPEB liability to them will have been eliminated.  For a more detailed description of these obligations, see the discussion in the Legal Contingencies section of Note 9 to the Consolidated Financial Statements in Item 8.

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

The Company’s Consolidated Balance Sheets contain reserves for pension and other postretirement benefits and other long-term liabilities.  The benefit plan liabilities are calculated using actuarial assumptions that the Company believes are reasonable under the circumstances.  However, because changes in circumstances can have a significant effect on the liabilities and expenses associated with these plans including, in the case of pensions, pending or future legislation, the Company cannot reasonably and accurately project payments into the future.  While the Company does include information about these plans in the above table, it also discusses these benefits elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the notes to its Consolidated Financial Statements in Item 8.

The other long-term liabilities on the Company’s Consolidated Balance Sheets include reserves for environmental and legal issues, employment-related benefits and insurance, liabilities established pursuant to ASC Topic 740, “Income Taxes”, with regard to uncertain tax positions, and other reserves.  These amounts generally do not arise from contractual negotiations with the parties receiving payment in exchange for goods and services.  The ultimate amount and timing of payments are subject to significant uncertainty and, in many cases, are contingent on the occurrence of future events, such as the filing of a claim or completion of due diligence investigations, settlement negotiations, audit and examinations by taxing authorities, documentation or legal proceedings.

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

Use of Estimates

Accounting estimates are based on historical experience and information that is available to management about current events and actions the Company may take in the future.  Significant items subject to estimates and assumptions include the carrying value of long-lived assets; valuation allowances for receivables, inventories and deferred income tax assets; legal and environmental liabilities; workers’ compensation and asbestos liabilities; share-based compensation; investment in AFSG Holdings, Inc.; excess cost of operations; and assets and obligations related to employee benefit plans.  There can be no assurance that actual results will not differ from these estimates.

The Company records a valuation allowance to reduce its deferred tax asset to an amount that is more likely than not to be realized.  In estimating levels of future taxable income needed to realize the deferred tax asset, the Company has considered historical results of operations and the cyclical nature of the steel business and would, if necessary, consider the implementation of prudent and feasible tax planning strategies to generate future taxable income.  If future taxable income is less than the amount that has been assumed in determining the deferred tax asset, then an increase in the valuation allowance will be required, with a corresponding charge against income.  On the other hand, if future taxable income exceeds the level that has been assumed in calculating the deferred tax asset, the valuation allowance could be reduced, with a corresponding credit to income.   In the current year, there was an increase in the valuation allowance related to state deferred tax assets for loss carryforwards and tax credits in certain states.  These states have limited carryforward periods and limits on how much loss carryforward can be used to offset estimated future taxable income annually.  These factors caused an increase of $3.2 in the Company’s valuation allowance for 2010.  A valuation allowance has not been recorded on the Company’s temporary differences, nor its federal net operating loss carryforwards, which do not begin to expire until 2023, as the Company believes that the estimated levels of future taxable income is sufficient such that it is more likely than not that it will realize these deferred tax assets.  In assessing the need for a valuation allowance, the Company has considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets for each jurisdiction.  This assessment includes consideration of historical operating results, the estimated timing of future reversals of existing taxable temporary differences, sources of future taxable income, and potential tax planning strategies available to the Company that could be implemented to realize sufficient taxable income to utilize the Company’s deferred tax assets.

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

Pension and Other Postretirement Benefit Plans

Under its method of accounting for pension and other postretirement benefit plans, the Company recognizes into income, as of the Company’s measurement date, any unrecognized actuarial net gains or losses that exceed 10% of the larger of projected benefit obligations or plan assets, defined as the corridor.  This method results in faster recognition of actuarial net gains and losses than the minimum amortization method permitted by prevailing accounting standards and used by the vast majority of companies in the United States.  Faster recognition under this method also results in the potential for highly volatile and difficult to forecast corridor adjustments, similar to those recognized by the Company in recent years.  Prior to January 31, 2009, amounts inside this 10% corridor were amortized over the average remaining service life of active plan participants.  Effective January 31, 2009, the date of the “lock and freeze” of a defined benefit pension plan covering all salaried employees, the Company began to amortize the actuarial gains and losses over the plan participants’ life expectancy.

Under the applicable accounting standards, actuarial net gains and losses occur when actual experience differs from any of the many assumptions used to value the benefit plans or when the assumptions change, as they may each year when a valuation is performed.  The major factors contributing to actuarial gains and losses for pension plans are the differences between expected and actual returns on plan assets and changes in the discount rate used to value pension liabilities as of the measurement date.  For OPEB plans, differences in estimated versus actual healthcare costs, changes in assumed healthcare cost trend rates or a change in the difference between the discount rate and the healthcare trend rate are major factors contributing to actuarial gains and losses.  In addition to the potential for corridor adjustments, these factors affect future net periodic benefit expenses.  Changes in key assumptions can have a material effect on the amount of annual expense recognized.  For example, a one-percentage-point decrease in the expected rate of return on pension plan assets would increase the projected 2011 pension expense by approximately $24.5 before tax.  Based on the Company’s liability as of December 31, 2010, a one-percentage-point increase in the assumed healthcare trend rate would decrease the projected 2011 OPEB credit by approximately $0.5 before tax.  The discount rate used to value liabilities and assets affects both pensions and OPEB calculations.  Similarly, a one-quarter-percentage-point decrease in this rate would increase pension expense by $0.7 and decrease the OPEB credit by less than $0.1, without taking into account any potential corridor adjustments.  A one-quarter-percentage-point change in the discount rate would have changed the pension obligation at December 31, 2010 by approximately $75.0.

Property, Plant and Equipment

The total weighted average useful life of the Company’s machinery and equipment is 17.7 years based on the depreciable life of the assets.  The Company recognizes costs associated with major maintenance activities at its operating facilities in the period in which they occur.

The Company has historically considered the Ashland coke plant as a part of a collective asset grouping which included the operations of all the Company’s steelmaking facilities.  The Ashland coke plant produces coke, a commodity that is readily obtainable in the market.  In 2010, the Company concluded that it could purchase coke at a price significantly below the cost to produce such coke at Ashland.  As a result, the Company decided in late 2010 to permanently close the Ashland coke plant.  Effectively, the Company viewed this as a make-versus-buy decision and decided to buy because it concluded that it is more beneficial to the Company to buy coke rather than continue to produce it at Ashland.  As such, the Company has determined that the Ashland coke facility is no longer a part of the “integrated process”, as the product produced there can be replaced cost-effectively in the market.  The change that led to this determination was the added cost to produce coke resulting from increased maintenance cost due to age and more stringent environmental regulations.  As it relates to asset groupings, the Company views this as an isolated situation that stemmed from the change in the cost-competitiveness of the Ashland coke plant.  The Company has not changed its view of its other facilities from an integrated-process perspective.

Investments

The Company’s financial statements consolidate the operations and accounts of the Company and all subsidiaries in which the Company has a controlling interest.  The Company also has investments in associated companies that are accounted for under the equity method and, because the operations of these companies are integrated with the Company’s basic steelmaking operations, its proportionate share of their income (loss) is reflected in the Company’s cost of products sold in the Consolidated Statements of Operations.  In addition, the Company holds investments in debt securities and minor holdings in equity securities, which are accounted for as available-for-sale or held-to-maturity cost investments.  At December 31, 2010, the Company had no investments that it accounted for as trading securities.  Each of the Company’s investments is subject to a review for impairment, if and when, circumstances indicate that a loss in value below its carrying amount is other than temporary.  Under these circumstances, the Company would write the investment down to its fair value, which would become its new carrying amount.

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

Financial Instruments

The Company is a party to derivative instruments, some of which are designated and qualify as hedges under ASC Topic 815, “Derivatives and Hedging”.  The Company’s objective in using derivative instruments is to protect its earnings and cash flows from fluctuations in the prices of selected commodities and currencies.  For example, in the ordinary course of business, the Company uses cash settled commodity price swaps, collars and purchase options with a duration of up to three years, to hedge the price of a portion of its natural gas, electricity, and nickel requirements.  The Company designates eligible natural gas and electricity instruments (including swaps, collars and options) as cash flow hedges.  The changes in their fair value and any settlements, excluding the ineffective portions are recorded in other comprehensive income.  Gains and losses are subsequently reclassified out of accumulated other comprehensive income and recognized into cost of products sold in the same period as the underlying physical transaction.  Other commodity swaps (i.e., those for which hedge accounting is not applied) are marked to market with gains or losses recognized in earnings.  The pre-tax net loss recognized in earnings during 2010 for natural gas and electricity hedges representing the component of the derivative instruments’ current ineffectiveness and the portion excluded from the assessment of hedge effectiveness was $12.9 and was recorded in cost of products sold.  At December 31, 2010, currently valued outstanding commodity hedges would result in the reclassification into earnings of $0.4 in net-of-tax losses within the next twelve months.  Based on such reviews as it deems reasonable and appropriate, the Company believes that all counterparties to its outstanding derivative instruments are entities with substantial credit worthiness.

Goodwill

At December 31, 2010 and 2009, the Company’s assets included $37.1 of goodwill, which is less than 1% of the Company’s assets.  Each year, as required by ASC Subtopic 350-20, “Goodwill”, the Company performs an evaluation of goodwill to test this balance for possible impairment.  Management judgment is used to evaluate the impact of changes in operations and to estimate future cash flows to measure fair value.  Assumptions such as forecasted growth rates and cost of capital are consistent with internal projections.  The evaluation requires that the reporting unit underlying the goodwill be measured at fair value and, if this value is less than the carrying value of the unit, a second test must be performed.  Under the second test, the current fair value of the reporting unit is allocated to the assets and liabilities of the unit including an amount for “implied” goodwill.  If implied goodwill is less than the net carrying amount of goodwill, the difference becomes the amount of the impairment that must be recorded in that year.  The Company’s businesses operate in highly cyclical industries and the valuation of these businesses can be expected to fluctuate, which may lead to impairment charges in future periods. The 2010 annual review did not result in any goodwill impairment for the Company.

New Accounting Pronouncements

No new accounting pronouncement issued or effective during the 2010 fiscal year has had or is expected to have a material impact on the Company’s Consolidated Financial Statements.

Forward-Looking Statements

Certain statements made or incorporated by reference in this Form 10-K, or made in press releases or in oral presentations made by Company employees, reflect Management’s estimates and beliefs and are intended to be, and are hereby identified as “forward-looking statements” for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Words such as “expects,” “anticipates,” “believes,” “intends,” “plans,” “estimates” and other similar references to future periods typically identify such forward-looking statements.   These forward-looking statements reflect the current belief and judgment of the Company’s Management, but are not guarantees of future performance or outcomes. They are based on a number of assumptions and estimates that are inherently subject to economic, competitive, regulatory, and operational risks, uncertainties and contingencies that are beyond the Company’s control, and upon assumptions with respect to future business decisions and conditions that are subject to change.  In particular, these include, but are not limited to, statements in the Outlook and Liquidity and Capital Resources sections and Item 7A, Quantitative and Qualitative Disclosure about Market Risk.

The Company cautions readers that such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those currently expected by Management.  See Item 1A, Risk Factors for more information on certain of these risks and uncertainties.

Any forward-looking statement made by the Company in this document speaks only as of the date on which it is made. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

In the ordinary course of business, the Company’s primary areas of market risk include changes in (a) interest rates, (b) the prices of raw materials and energy sources, and (c) foreign currency exchange rates.  The Company manages interest rate risk by issuing variable- and fixed-rate debt, and currently has $550.0 of fixed-rate debt and $102.3 of variable-rate debt outstanding.  The fair value of this debt as of December 31, 2010 was $664.7.  A reduction in prevailing interest rates or improvement in the Company’s credit rating could increase the fair value of this debt.  A reduction in the rate used to discount total future principal and interest payments of 1% would result in an increase in the total fair value of the Company’s long-term debt of approximately $51.4.  An unfavorable effect on the Company’s financial results and cash flows from exposure to interest rate declines and a corresponding increase in the fair value of its debt would result only if the Company elected to repurchase its outstanding debt securities at prevailing market prices.

With regard to raw materials and energy sources, the cost of iron ore, in particular, and the cost of scrap both have been volatile over the course of the last several years.  In addition natural gas prices have been highly volatile at times.  At normal consumption levels, a one dollar per thousand cubic feet change in natural gas prices would result in an approximate $40.0 change in annual pre-tax operating results, excluding the offsetting effects of any then-existing hedging instruments.  Collectively, these and other raw material and energy cost fluctuations have affected the Company’s margins and made it more difficult to forecast because much of the Company’s revenue comes from annual or longer contracts with its customers.  To address such cost volatility, where competitively possible, the Company attempts to add a surcharge to the price of steel it sells to the spot market and to negotiate a variable-pricing mechanism with its contract customers that allows the Company to adjust selling prices in response to changes in the cost of certain raw materials and energy.  In addition, in the case of stainless steel, increased costs for nickel, chrome and molybdenum can usually be recovered through established price surcharges.  Approximately 52% of the Company’s shipments in 2010 were made under contracts having durations of six months or more.  The Company anticipates that its percentage of contract sales will be similar in 2011.  Approximately 89% of the Company’s shipments to contract customers in 2010 permitted an adjustment of selling prices in response to changes in the cost of certain raw materials and energy.  Therefore, fluctuations in the price of energy (particularly natural gas and electricity), raw materials (such as scrap, purchased slabs, coal, iron ore, and zinc) or other commodities will be, in part, passed on to the Company’s customers rather than absorbed solely by the Company.

In addition, in order to further minimize its exposure to fluctuations in raw material costs, and to secure an adequate supply of raw materials, the Company has entered into multi-year purchase agreements for certain raw materials that provide for fixed prices or only a limited variable price mechanism.  While enabling the Company to reduce its exposure to fluctuations in raw material costs, this also exposes the Company to an element of market risk relative to its sales contracts.  Currently, a majority of the Company’s sales contracts have durations of six months or more.  Approximately 11% of those contracts have fixed price terms and the other 89% have some form of variable pricing which does not necessarily enable the Company to recoup the full amount of increases in its raw material and energy costs.  After new contracts are negotiated with the Company’s customers, the average sales prices could increase or decrease.  If that average sales price decreases, the Company may not be able to reduce its raw material costs to a corresponding degree due to the multi-year term and fixed price nature of some of its raw material purchase contracts.  In addition, some of the Company’s existing multi-year supply contracts, particularly with respect to iron ore, have required minimum purchase quantities.  Under adverse economic conditions, those minimums may exceed the Company’s needs.  Subject to exceptions for force majeure and other circumstances impacting the legal enforceability of the contracts, such minimum purchase requirements could require the Company to purchase quantities of raw materials, particularly iron ore, which significantly exceed its anticipated needs.  Under such circumstances, the Company would attempt to negotiate agreements for new purchase quantities.  There is a risk, however, that in one or more instances the Company would not be successful in securing lower purchase quantities, either through negotiation or litigation.  In that event, the Company would likely be required to purchase more of a particular raw material in a particular year than it needs, negatively impacting its cash flow.

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

For derivatives designated in cash flow hedge relationships, the effective portion of the gains and losses from the use of these instruments for natural gas and electricity are deferred in accumulated other comprehensive income on the Consolidated Balance Sheets and recognized into cost of products sold in the same period as the earnings recognition of the associated underlying transaction.  At December 31, 2010, accumulated other comprehensive income included $0.4 in unrealized net-of-tax losses for the fair value of these derivative instruments.  All other commodity price swaps and options are marked to market and recognized into cost of products sold with the offset recognized as other current assets or other accrued liabilities.  At December 31, 2010, other current assets of $0.8 and accrued liabilities of $0.1 were included on the Consolidated Balance Sheets for the fair value of these commodity hedges.  The following table presents the negative effect on pre-tax income of a hypothetical change in the fair value of derivative instruments outstanding at December 31, 2010 due to an assumed 10% and 25% decrease in the market price of each of the indicated commodities.

Commodity Derivative	10% Decrease	25% Decrease
Natural Gas	$4.8	$12.9
Nickel	0.3	0.7

Because these instruments are structured and used as hedges, these hypothetical losses would be offset by the benefit of lower prices paid for the physical commodity used in the normal production cycle.  The Company currently does not enter into swap or option contracts for trading purposes.

The Company is also subject to risks of exchange rate fluctuations on a small portion of intercompany receivables that are denominated in foreign currencies.  The Company uses forward currency contracts to manage exposures to certain of these currency price fluctuations.  At December 31, 2010, the Company had outstanding forward currency contracts with a total contract value of $23.4 for the sale of euros.  At December 31, 2010, the fair value of the Company’s outstanding forward currency contracts was $0.2.  Based on the contracts outstanding at the end of 2010, a 10% increase in the dollar to euro exchange rate would result in a $2.3 pre-tax loss in the value of those contracts, which would offset the income benefit of a more favorable exchange rate.

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

Dated:	February 22, 2011	/s/ JAMES L. WAINSCOTT
James L. Wainscott
Chairman of the Board, President
and Chief Executive Officer

Dated:	February 22, 2011	/s/ ALBERT E. FERRARA, Jr.
Albert E. Ferrara, Jr.
Senior Vice President, Finance and
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
AK Steel Holding Corporation
West Chester, Ohio

We have audited the accompanying consolidated balance sheets of AK Steel Holding Corporation and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, cash flows, and comprehensive income (loss) for each of the three years in the period ended December 31, 2010.  Our audits also included the financial statement schedule listed in the Index to Exhibits at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Cincinnati, Ohio

February 22, 2011

AK STEEL HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2010, 2009 and 2008
(dollars in millions, except per share data)

	2010	2009	2008
Net sales	$5,968.3	$4,076.8	$7,644.3
Cost of products sold (exclusive of items shown below)	5,621.5	3,749.6	6,491.1
Selling and administrative expenses (exclusive of items shown below)	210.8	192.7	223.6
Depreciation	197.1	204.6	202.1
Other operating items:
Ashland coke plant shutdown charges	63.7	—	—
Butler retiree benefit settlement costs	9.1	—	—
Pension corridor charge	—	—	660.1
Curtailment charges	—	—	39.4
Total operating costs	6,102.2	4,146.9	7,616.3

Operating profit (loss)	(133.9)	(70.1)	28.0

Interest expense	33.0	37.0	46.5
Interest income	1.6	2.7	10.5
Other income (expense)	(9.2)	6.4	1.6

Loss before income taxes	(174.5)	(98.0)	(6.4)

Income tax provision due to tax law changes	25.3	5.1	—
Income tax provision (benefit)	(69.1)	(25.1)	(10.9)
Total income tax provision (benefit)	(43.8)	(20.0)	(10.9)
Net income (loss)	(130.7)	(78.0)	4.5
Less: Net income (loss) attributable to noncontrolling interests	(1.8)	(3.4)	0.5
Net income (loss) attributable to AK Steel Holding Corporation	$(128.9)	$(74.6)	$4.0

Basic and diluted earnings per share:
Net income (loss) per share attributable to AK Steel Holding Corporation common stockholders	$(1.17)	$(0.68)	$0.04

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009
(dollars in millions, except per share amounts)
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$216.8	$461.7
Accounts receivable, net	482.8	463.1
Inventory, net	448.7	416.7
Deferred tax asset, current	225.7	223.9
Other current assets	30.1	64.7
Total Current Assets	1,404.1	1,630.1
Property, Plant and Equipment	5,668.2	5,385.1
Accumulated depreciation	(3,635.0)	(3,409.1)
Property, Plant and Equipment, Net	2,033.2	1,976.0
Other Non-current Assets:
Investment in AFSG Holdings, Inc.	55.6	55.6
Other investments	57.0	52.1
Goodwill	37.1	37.1
Other intangible assets	0.2	0.2
Deferred tax asset, non-current	581.5	514.7
Other non-current assets	19.9	8.9
Total Other Non-current Assets	751.3	668.6
TOTAL ASSETS	$4,188.6	$4,274.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$553.1	$438.9
Accrued liabilities	145.0	157.0
Current portion of long-term debt	0.7	0.7
Current portion of pension and other postretirement benefit obligations	145.7	144.1
Total Current Liabilities	844.5	740.7
Non-current Liabilities:
Long-term debt	650.6	605.8
Pension and other postretirement benefit obligations	1,706.0	1,856.2
Other non-current liabilities	346.4	191.9
Total Non-current Liabilities	2,703.0	2,653.9
TOTAL LIABILITIES	3,547.5	3,394.6
Commitments and Contingencies (see Note 8)
Stockholders’ Equity:
Preferred stock, authorized 25,000,000 shares	—	—
Common stock, authorized 200,000,000 shares of $.01 par value each; issued 2010, 122,829,975 shares; 2009, 121,881,816 shares; outstanding 2010, 109,986,790 shares; 2009, 109,394,455 shares	1.2	1.2
Additional paid-in capital	1,909.4	1,911.4
Treasury stock, common shares at cost, 2010, 12,843,185 shares; 2009, 12,487,361 shares	(170.1)	(162.2)
Accumulated deficit	(1,188.4)	(1,037.5)
Accumulated other comprehensive income	92.6	167.9
Total AK Steel Holding Corporation Stockholders’ Equity	644.7	880.8
Noncontrolling interest	(3.6)	(0.7)
TOTAL STOCKHOLDERS’ EQUITY	641.1	880.1
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,188.6	$4,274.7

The Consolidated Balance Sheets for December 31, 2010 and 2009, include the following amounts related to consolidated variable interest entities:

	December 31,
	2010	2009
Property, plant and equipment	$251.6	$82.7
Accumulated depreciation	(8.3)	(7.9)
Accounts payable	19.5	0.1
Other non-current liabilities	226.2	74.5

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2010, 2009 and 2008
(dollars in millions)
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$(130.7)	$(78.0)	$4.5
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	197.1	204.6	202.1
Amortization	16.8	12.1	11.8
Provision for doubtful accounts	1.4	7.2	0.5
Deferred income taxes	(37.7)	47.3	(27.8)
Contributions to pension trust	(110.0)	(210.0)	(225.0)
Ashland coke plant shutdown charges	63.7	—	—
Butler retiree benefit settlement costs	9.1	—	—
Pension corridor charge	—	—	660.1
Curtailment charges	—	—	39.4
Contributions to Middletown retirees VEBA	(65.0)	(65.0)	(468.0)
Excess tax benefits from stock-based compensation	—	—	(12.2)
Other operating items, net	43.4	82.5	(10.8)
Changes in assets and liabilities:
Accounts receivable	(21.1)	(1.0)	203.0
Accounts receivable-Middletown Coke	(1.7)	—	—
Inventories	(32.0)	150.1	84.0
Accounts payable and other current liabilities	14.0	(8.5)	(254.6)
Accounts payable and other current liabilities-Middletown Coke	1.9	(1.9)	2.2
Other assets	26.6	10.2	(27.3)
Other assets-Middletown Coke	0.1	(0.1)	—
Pension asset and obligation	14.1	49.9	1.1
Postretirement benefit obligation	(118.8)	(108.5)	(87.1)
Other liabilities	(3.6)	(32.1)	(12.8)
Total adjustments	(1.7)	136.8	78.6
Net cash flows from operating activities	(132.4)	58.8	83.1
Cash flows from investing activities:
Capital investments	(117.1)	(109.5)	(166.8)
Capital investments-Middletown Coke	(149.2)	(24.0)	(47.7)
Proceeds from the sale of property, plant and equipment	—	0.5	8.4
Purchase of investments	—	—	(12.1)
Other investing items, net	—	(0.4)	0.4
Net cash flows from investing activities	(266.3)	(133.4)	(217.8)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	549.1	—	—
Redemption of long-term debt	(506.3)	(23.5)	(26.9)
Debt issuance costs	(11.3)	—	—
Proceeds from exercise of stock options	1.3	0.5	3.4
Purchase of treasury stock	(7.9)	(11.4)	(24.0)
Excess tax benefits from stock-based compensation	—	—	12.2
Common stock dividends paid	(22.0)	(22.0)	(22.4)
Advances from noncontrolling interest owner to Middletown Coke	151.7	29.0	45.5
Other financing items, net	(0.8)	1.0	(4.0)
Net cash flows from financing activities	153.8	(26.4)	(16.2)
Net increase (decrease) in cash and cash equivalents	(244.9)	(101.0)	(150.9)
Cash and cash equivalents, beginning of year	461.7	562.7	713.6
Cash and cash equivalents, end of year	$216.8	$461.7	$562.7

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in millions)
	Common Stock	Addi- tional Paid-In- Capital	Treasury Stock	Accum- ulated Deficit	Accum- ulated Other Compre- hensive Income	Noncon- trolling Interest	Total
Balance, December 31, 2007	$1.2	$1,867.6	$(126.8)	$(915.1)	$47.8	$2.6	$877.3
Net income attributable to AK Steel Holding Corporation				4.0			4.0
Two-month change in pension/OPEB measurement date, net of tax				(7.4)			(7.4)
Amortization of performance shares		5.1					5.1
Amortization of stock options		1.9					1.9
Issuance of restricted stock, net		5.5					5.5
Change in unamortized restricted stock		(1.0)					(1.0)
Unrealized loss on marketable securities, net of tax					(4.1)		(4.1)
Stock options exercised		3.4					3.4
Tax benefit from common stock compensation		16.4					16.4
Purchase of treasury stock			(24.0)				(24.0)
Derivative instrument hedges, net of tax					(31.0)		(31.0)
Foreign currency translation adjustment, net of tax					(4.0)		(4.0)
Pension and OPEB adjustment, net of tax					150.9		150.9
Common stock dividends				(22.4)			(22.4)
Non-controlling interest-Net income						0.5	0.5
Non-controlling interest-Dividends						(0.4)	(0.4)
Balance, December 31, 2008	$1.2	$1,898.9	$(150.8)	$(940.9)	$159.6	$2.7	$970.7

AK STEEL HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in millions)
	Common Stock	Addi- tional Paid-In- Capital	Treasury Stock	Accum- ulated Deficit	Accum- ulated Other Compre- hensive Income	Noncon- trolling Interest	Total
Balance, December 31, 2008	$1.2	$1,898.9	$(150.8)	$(940.9)	$159.6	$2.7	$970.7
Net loss attributable to AK Steel Holding Corporation				(74.6)			(74.6)
Amortization of performance shares		5.7					5.7
Amortization of stock options		2.0					2.0
Issuance of restricted stock, net		3.0					3.0
Issuance of restricted stock units		0.8					0.8
Change in unamortized restricted stock		1.6					1.6
Unrealized gain on marketable securities, net of tax					2.3		2.3
Stock options exercised		0.5					0.5
Tax provision from common stock compensation		(1.1)					(1.1)
Purchase of treasury stock			(11.4)				(11.4)
Derivative instrument hedges, net of tax					27.7		27.7
Foreign currency translation adjustment, net of tax					1.0		1.0
Pension and OPEB adjustment, net of tax					(22.7)		(22.7)
Common stock dividends				(22.0)			(22.0)
Non-controlling interest-Net income (loss)						(3.4)	(3.4)
Balance, December 31, 2009	$1.2	$1,911.4	$(162.2)	$(1,037.5)	$167.9	$(0.7)	$880.1

AK STEEL HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in millions)
	Common Stock	Addi- tional Paid-In- Capital	Treasury Stock	Accum- ulated Deficit	Accum- ulated Other Compre- hensive Income	Noncon- trolling Interest	Total
Balance, December 31, 2009	$1.2	$1,911.4	$(162.2)	$(1,037.5)	$167.9	$(0.7)	$880.1
Net loss attributable to AK Steel Holding Corporation				(128.9)			(128.9)
Amortization of performance shares		5.6					5.6
Amortization of stock options		2.7					2.7
Issuance of restricted stock, net		6.3					6.3
Issuance of restricted stock units		0.8					0.8
Change in unamortized restricted stock		0.4					0.4
Unrealized gain on marketable securities, net of tax					1.3		1.3
Stock options exercised		1.3					1.3
Tax provision from common stock compensation		(19.1)					(19.1)
Purchase of treasury stock			(7.9)				(7.9)
Derivative instrument hedges, net of tax					0.9		0.9
Foreign currency translation adjustment, net of tax					(0.8)		(0.8)
Pension and OPEB adjustment, net of tax					(76.7)		(76.7)
Common stock dividends				(22.0)			(22.0)
Non-controlling interest-Net income (loss)						(2.9)	(2.9)
Balance, December 31, 2010	$1.2	$1,909.4	$(170.1)	$(1,188.4)	$92.6	$(3.6)	$641.1

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2010, 2009 and 2008
(dollars in millions)

	2010	2009	2008
Net income (loss) attributable to AK Steel Holding Corporation	$(128.9)	$(74.6)	$4.0
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(0.8)	1.0	(4.0)
Derivative instrument hedges, mark to market:
Losses arising in period	(16.2)	(12.4)	(20.5)
Less: Reclassification of losses (gains) included in net income (loss)	17.1	40.1	(10.5)
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	1.1	2.3	(4.1)
Less: Reclassification of losses (gains) included in net income (loss)	0.2	—	—
Pension and OPEB adjustment	(76.7)	(22.7)	153.6
Comprehensive income (loss)	$(204.2)	$(66.3)	$118.5

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share amounts)

NOTE 1 - Summary of Significant Accounting Policies

Basis of Presentation: These financial statements consolidate the operations and accounts of AK Steel Holding Corporation (“AK Holding”), its 100%-owned subsidiary AK Steel Corporation (“AK Steel,” and together with AK Holding, the “Company”), all subsidiaries in which the Company has a controlling interest, and two variable interest entities.  Middletown Coke Company, Inc. (“Middletown Coke”) is a variable interest entity whose financial results are required to be consolidated with the results of the Company according to FASB Accounting Standards Codification (“ASC”) Topic 810, “Consolidation”.  Through a subsidiary, AK Steel owns a 50% interest in Vicksmetal/Armco Associates (“VAA”), a joint venture with Vicksmetal Corporation, which is owned by Sumitomo Corporation.  The Company also operates European trading companies that buy and sell steel and steel products and other materials.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the amounts reported.  These estimates are based on historical experience and information that is available to management about current events and actions the Company may take in the future.  Significant items subject to estimates and assumptions include the carrying value of long-lived assets; valuation allowances for receivables, inventories, and deferred income tax assets; legal and environmental liabilities; workers compensation and asbestos liabilities; share-based compensation; investment in AFSG Holdings, Inc.; excess cost of operations; and assets and obligations related to employee benefit plans.  There can be no assurance that actual results will not differ from these estimates.

Costs of Products Sold:  Cost of products sold consists primarily of raw materials, energy costs and supplies consumed in the manufacturing process, manufacturing labor, contract labor and direct overhead expense necessary to manufacture the finished steel product as well as distribution and warehousing costs.  The Company’s proportionate share of the income (loss) of investments in associated companies that are accounted for under the equity method is also included in costs of products sold since these operations are integrated with the Company’s overall steelmaking operations.

Revenue Recognition: Revenue from sales of products is recognized at the time that title and the risks and rewards of ownership pass.  This is when the products are shipped per customers’ instructions, the sales price is fixed and determinable, and collection is reasonably assured.

Cash Equivalents: Cash equivalents include short-term, highly liquid investments that are readily convertible to known amounts of cash and are of an original maturity of three months or less.

Supplemental Disclosure of Cash Flow Information:
	2010	2009	2008
Cash paid (received) during the period for:
Interest (net of interest capitalized)	$25.7	$49.7	$48.6
Income taxes	(20.3)	(24.0)	57.1

Supplemental Cash Flow Information Regarding Non-Cash Investing and Financing Activities: The Company granted common stock to certain employees and/or restricted stock units to directors with values, net of cancellations, of $7.1, $3.8 and $5.5 in 2010, 2009 and 2008, respectively, under its restricted stock award programs (see Note 3 for details).  The Company had accounts payables and accruals at December 31, 2010, 2009 and 2008 of $30.9, $16.8 and $28.7, respectively, related to property, plant and equipment purchases.

Accounts Receivable: The allowance for doubtful accounts was $13.1 and $13.4 at December 31, 2010 and 2009, respectively.  The Company maintains an allowance for doubtful accounts as a reserve for the loss that would be incurred if a customer is unable to pay amounts due to the Company.  The Company determines this based on various factors, including the customer’s financial condition.

Inventories:  Inventories are valued at the lower of cost or market.  The cost of the majority of inventories is measured on the last in, first out (“LIFO”) method.  Other inventories are measured principally at average cost and consist mostly of foreign inventories and certain raw materials.

	2010	2009
Inventories on LIFO:
Finished and semi-finished	$679.8	$597.4
Raw materials and supplies	265.0	205.5
Adjustment to state inventories at LIFO value	(514.2)	(405.2)
Total	430.6	397.7
Other inventories	18.1	19.0
Total inventories	$448.7	$416.7

During 2010, 2009 and 2008, liquidation of LIFO layers generated income of $13.0, $96.8 and $181.9, respectively.

Property, Plant and Equipment: Plant and equipment are depreciated under the straight-line method over their estimated lives.  Estimated lives are as follows: land improvements over 20 years, leaseholds over the life of the lease, buildings over 40 years and machinery and equipment over two to 20 years.  The estimated weighted-average life of the Company’s machinery and equipment is 17.7 years.  The Company recognizes costs associated with major maintenance activities at its operating facilities in the period in which they occur.  The Company’s property, plant and equipment balances as of December 31, 2010 and 2009 are as follows:

	2010	2009
Land, land improvements and leaseholds	$154.7	$149.3
Buildings	363.8	366.2
Machinery and equipment	4,688.8	4,714.3
Construction in progress	460.9	155.3
Total	5,668.2	5,385.1
Less accumulated depreciation	(3,635.0)	(3,409.1)
Property, plant and equipment, net	$2,033.2	$1,976.0

The amount of interest on capital projects capitalized in 2010, 2009 and 2008 was $10.1, $7.8 and $4.4, respectively.  The Company reviews the carrying value of long-lived assets to be held and used and long-lived assets to be disposed of when events and circumstances warrant such a review.  The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If the carrying value of a long-lived asset exceeds its fair value an impairment has occurred and a loss is recognized based on the amount by which the carrying value exceeds the fair market value less cost to dispose for assets to be sold or abandoned.  Fair market value is determined using quoted market prices, estimates based on prices of similar assets or anticipated cash flows discounted at a rate commensurate with risk.  During December 2010, the Company announced that it was permanently closing its Ashland, Kentucky coke plant during the first half of 2011 and recognized an approximate $45.9 impairment charge for the coke plant assets in the fourth quarter of 2010.

The Company has historically considered the Ashland coke plant as a part of a collective asset grouping which included the operations of all the Company’s steelmaking facilities.  The Ashland coke plant produces coke, a commodity that is readily obtainable in the market.  In 2010, the Company concluded that it could purchase coke at a price significantly below the cost to produce such coke at Ashland.  As a result, the Company decided in late 2010 to permanently close the Ashland coke plant.  Effectively, the Company viewed this as a make-versus-buy decision and decided to buy because it concluded that it is more beneficial to the Company to buy coke rather than continue to produce it at Ashland.  As such, the Company has determined that the Ashland coke facility is no longer a part of the “integrated process”, as the product produced there can be replaced cost-effectively in the market.  The change that led to this determination was the added cost to produce coke resulting from increased maintenance cost due to age and more stringent environmental regulations.  As it relates to asset groupings, the Company views this as an isolated situation that stemmed from the change in the cost-competitiveness of the Ashland coke plant.  The Company has not changed its view of its other facilities from an integrated-process perspective.

Investments:  The Company has investments in associated companies that are accounted for under the equity method.  Because the operations of these companies are integrated with its basic steelmaking operations, the Company includes its proportionate share of the income of these associated companies in cost of products sold in the Company’s

Consolidated Statements of Operations.  Each of these investments is subject to a review for impairment, if and when, circumstances indicate that a loss in value below its carrying amount is other than temporary.  Under these circumstances, the Company would write down the investment to its fair value, which would then become its new carrying amount.  Operating profit (loss) includes income (loss) from equity companies of $3.7, $(2.0) and $2.5 in 2010, 2009 and 2008, respectively.  No impairment was necessary based on the reviews conducted in 2010, 2009 and 2008.

The Company’s investment in AFSG Holdings, Inc., an indirect wholly-owned subsidiary of the Company, represents the carrying value of its discontinued insurance and finance leasing businesses, which have been largely liquidated.  The activities of the remaining operating companies are being “run off” and the companies are accounted for as a discontinued operation under the liquidation basis of accounting, whereby future cash inflows and outflows are considered.  The Company is under no obligation to support the operations or liabilities of these companies.

Related Party Transactions: The Company regularly transacts business with its equity investees – Vicksmetal/Armco Associates, Combined Metals of Chicago, LLC and Rockport Roll Shop LLC.  The following relates to the Company’s transactions with these equity investees for the years indicated:

	2010	2009	2008
Sales to equity investees	$41.2	$14.1	$65.0
Purchases from equity investees	16.1	14.0	21.6

	As of December 31,
	2010	2009
Accounts receivable from equity investees	$2.1	$1.5
Accounts payable to equity investees	1.0	0.9
Notes receivable from equity investees	7.6	7.6

Goodwill and Other Intangible Assets: As of December 31, 2010 and 2009, goodwill on the Consolidated Balance Sheets was $37.1, related primarily to the Company’s tubular business.  The value of other intangible assets on the Consolidated Balance Sheets was $0.2 at December 31, 2010 and 2009.  Goodwill is reviewed for possible impairment at least annually.  Considering operating results and the estimated fair value of the business, the 2010 and 2009 annual reviews did not result in any goodwill impairment for the Company.

Pension and Other Postretirement Benefits: Under its method of accounting for pension and other postretirement benefit plans, the Company recognizes into income, as of the Company’s measurement date, any unrecognized actuarial net gains or losses that exceed 10% of the larger of projected benefit obligations or plan assets, defined as the “corridor”.  Prior to January 31, 2009, amounts inside this 10% corridor were amortized over the average remaining service life of active plan participants.  Effective January 31, 2009, the date of the “lock and freeze” of a defined benefit pension plan covering all salaried employees, the Company began to amortize actuarial gains and losses over the plan participants’ life expectancy.  Actuarial net gains and losses occur when actual experience differs from any of the many assumptions used to value the plans.  Differences between the expected and actual returns on plan assets and changes in interest rates, which affect the discount rates used to value projected plan obligations, can have a significant impact on the calculation of pension net gains and losses from year to year.  For other postretirement benefit plans, increases in healthcare trend rates that outpace discount rates could cause unrecognized net losses to increase to the point that an outside-the-corridor charge would be necessary.  In 2008, the Company incurred a pre-tax pension corridor charge of $660.1 related to its pension obligations.  The corridor charge was due mainly to the negative investment performance of the related pension assets offset slightly by the gain in the obligation due to the increase in the discount rate.  The Company did not incur an other postretirement employee benefit corridor adjustment in 2008.  There were no corridor adjustments in 2010 or 2009.

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

The tax losses and tax credit carryforwards may be used to offset future taxable income, and their benefit is reflected in the deferred tax assets.  These deferred tax asset components are partially offset by deferred tax liabilities, primarily related to fixed assets which have been depreciated at a faster rate for tax purposes than for financial reporting purposes.  In order to recognize fully the deferred tax asset, the Company must generate sufficient taxable income to utilize its temporary differences and net operating loss and tax credit carryforwards before they expire.  The Company records a valuation allowance to reduce its deferred tax assets to an amount that is more likely than not to be realized.  The valuation allowance is regularly reviewed for adequacy. In assessing the need for a valuation allowance, the Company has considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets for each jurisdiction. This assessment includes consideration of historical operating results, the estimated timing of future reversals of existing taxable temporary differences, sources of future taxable income, and potential tax planning strategies available to the Company that could be implemented to realize sufficient taxable income to utilize the Company’s deferred tax assets.  As a result of this assessment, the Company determined that a portion of deferred tax assets related to certain state loss carryforwards and tax credits were not likely to be realized, and valuation allowances were recorded as of December 31, 2010 and 2009 (see Note 4).

Amounts recorded as income taxes reflect the provisions of ASC Topic 740, “Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes standards for the recognition and measurement of tax positions taken or expected to be taken on a tax return.

Earnings per Share: Reconciliation of numerators and denominators for basic and diluted EPS computations is as follows:

	2010	2009	2008
Net income (loss) attributable to AK Holding	$(128.9)	$(74.6)	$4.0
Less: Distributed earnings to common stockholders and holders of certain stock compensation awards	22.0	22.0	22.4
Undistributed earnings (losses)	$(150.9)	$(96.6)	$(18.4)

Common stockholders earnings (losses) – basic and diluted:
Distributed earnings to common stockholders	$21.9	$21.8	$22.3
Undistributed earnings (losses) to common stockholders	(150.3)	(96.0)	(18.3)
Common stockholders earnings (losses) – basic and diluted	$(128.4)	$(74.2)	$4.0

Common shares outstanding (weighted average in millions):
Common shares outstanding for basic earnings per share	109.6	109.0	111.4
Effect of dilutive stock-based compensation	—	—	0.3
Common shares outstanding for diluted earnings per share	109.6	109.0	111.7

Basic and diluted earnings (losses) per share:
Distributed earnings	$0.20	$0.20	$0.20
Undistributed losses	(1.37)	(0.88)	(0.16)
Basic and diluted earnings (losses) per share	$(1.17)	$(0.68)	$0.04

Beginning in 2009, earnings per share (“EPS”) has been calculated utilizing the “two-class” method by dividing the sum of distributed earnings to common stockholders and undistributed earnings (losses) allocated to common stockholders by the weighted average number of common shares outstanding during the period.  In applying the “two-class” method, undistributed earnings (losses) are allocated to both common shares and participating securities.   The restricted stock granted by AK Steel is entitled to dividends and meets the criteria of a participating security.

EPS for the year ended December 31, 2008 was recalculated using the two-class method.  The two-class method did not change the diluted EPS or the basic EPS for this period.

At the end of each of the above years, the Company had outstanding stock options whose exercise or conversion could, under certain circumstances, further dilute earnings per share.  The shares of potentially issuable common stock that were not included in the above weighted average shares outstanding were 1,100,597 at December 31, 2010, 393,669 at December 31, 2009, and 750 at December 31, 2008.  To include them would have had an anti-dilutive effect on earnings per share for the years presented.

Share-Based Compensation:  Compensation costs related to all stock awards granted under the Company’s Stock Incentive Plan are charged against income during their vesting period using the straight-line method.  In 2010, 2009, and 2008, the Company recognized compensation costs of $15.8, $13.1, and $11.7, respectively, under ASC Topic 718, “Compensation-Stock Compensation”, for stock options, performance shares, restricted stock and restricted stock units.

Research and Development Costs: The Company conducts a broad range of research and development activities aimed at improving existing products and manufacturing processes and developing new products and processes.  Research and development costs, which are recorded as expense when incurred, totaled $9.7, $6.2 and $8.1 in 2010, 2009 and 2008, respectively.

Concentrations of Credit Risk: The Company operates in a single business segment and is primarily a producer of carbon, stainless and electrical steels and steel products, which are sold to a number of markets, including automotive, industrial machinery and equipment, construction, power distribution and appliances.  The following presents net sales by product line:

	2010	2009	2008
Stainless and electrical	$2,136.9	$1,736.2	$3,234.5
Carbon	3,620.1	2,207.6	4,188.4
Tubular	210.7	131.7	221.4
Other, primarily conversion services	0.6	1.3	—
Total	$5,968.3	$4,076.8	$7,644.3

 The following sets forth the percentage of the Company’s net sales attributable to various markets:

	Year Ended December 31,
	2010	2009	2008
Automotive	36%	36%	32%
Infrastructure and Manufacturing	25%	31%	29%
Distributors and Converters	39%	33%	39%

No customer accounted for more than 10% of net sales of the Company during 2010, 2009 or 2008.  The Company sells domestically to customers primarily in the Midwestern and Eastern United States and to foreign customers, primarily in Canada, Mexico and Western Europe.  Net sales to customers located outside the United States totaled $823.3, $767.0 and $1,267.9 for 2010, 2009 and 2008, respectively.  Approximately 28% and 29% of trade receivables outstanding at December 31, 2010 and 2009, respectively, are due from businesses associated with the U.S. automotive industry.  Except in a few situations where the risk warrants it, collateral is not required on trade receivables.  While the Company believes its recorded trade receivables will be collected, in the event of default the Company would follow normal collection procedures.

Union Contracts: At December 31, 2010, the Company employed approximately 6,600 employees, of which approximately 5,000 are represented by labor unions under various contracts that currently will expire in the years 2011 through 2014.  On July 9, 2010, members of the United Steelworkers Local 1865 union ratified a three-year extension to a labor agreement covering about 750 hourly production and maintenance steel operations employees at the Company’s Ashland Works.  The new agreement extends the existing contract to September 1, 2013 and the terms were effective as of July 1, 2010.  The existing contract was scheduled to expire September 1, 2010.  On December 9, 2010, members of the United Steelworkers Local 169 union ratified a three-year extension to a labor agreement covering about 270 hourly production and maintenance employees at the Company’s Mansfield Works.  The new agreement extends the existing contract to March 31, 2014.  The existing contract was scheduled to expire March 31,

2011.  An agreement with the International Association of Machinists Local 1943, which represents approximately 1,725 hourly employees at the Company’s Middletown Works, is scheduled to expire on September 15, 2011.

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

Debt and equity securities are subject to a review for impairment if and when circumstances indicate that a loss in value is other than temporary.  Under these circumstances, the Company would write down a held-to-maturity security to its fair value, which would then become its new carrying amount or, in the case of an available-for-sale security, would record a realized loss to reduce the value from which unrealized gains or losses are computed.  At December 31, 2010, total unrealized losses on securities in an unrealized loss position were $0.6, and the Company does not believe those losses are other than temporary.

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

The Company’s income and cash flows may be affected by fluctuations in the price of certain commodities used in its production processes.  The Company has implemented raw material and energy surcharges for its spot market customers and some of its contract customers.  For certain commodities where such exposure exists, the Company may use cash settled commodity price swaps, collars and purchase options, with a duration of up to three years, to hedge the price of a portion of its natural gas, electricity, aluminum, zinc and nickel requirements.  The Company designates the natural gas and electricity instruments as cash flow hedges and the effective portion of the changes in their fair value and settlements are recorded in other comprehensive income.  Gains and losses are subsequently reclassified from accumulated other comprehensive income and recognized into cost of products sold in the same period as the underlying physical transaction.  The pre-tax net loss recognized in cost of goods sold during 2010 representing the component of the derivative instruments’ current ineffectiveness and the portion excluded from the assessment of hedge effectiveness was $12.9.  At December 31, 2010, currently valued outstanding commodity hedges would result in the reclassification into earnings of $0.4 in net-of-tax losses within the next twelve months.  The nickel, aluminum and zinc hedges are marked to market and recognized into cost of products sold with the offset recognized as current assets or accrued liabilities.  At December 31, 2010, other current assets and accrued liabilities included $0.8 and $0.1, respectively, for the fair value of these commodity hedges.

In addition, the Company is subject to risks associated with exchange rate fluctuations on monies received from its European subsidiaries and other customers invoiced in European currencies.  In order to mitigate this risk, the Company has entered into a series of agreements for the forward sale of euros at fixed dollar rates.  The forward contracts are entered into with durations of up to a year.  A typical contract is used as a cash flow hedge for the period from when an order is taken to when a sale is recognized, at which time it converts into a fair value hedge of a euro-denominated receivable.  The Company does not classify these derivatives as hedges for accounting purposes and the hedges are marked to market on a quarterly basis with the expense or income recorded in other income.  At December 31, 2010 and 2009, the Company had outstanding forward currency contracts with a total contract value of $23.4 and $23.3, respectively, for the sale of euros.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions.  In this documentation, the Company specifically identifies the asset, liability, firm commitment or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to that item.  The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis.  The Company discontinues hedge accounting prospectively when it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; when the derivative expires or is sold, terminated or exercised; when it is probable that the forecasted transaction will not occur; when a hedged firm commitment no longer meets the definition of a firm commitment; or when the Company determines that designation of the derivative as a hedge instrument is no longer appropriate.

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

New Accounting Pronouncements:  No new accounting pronouncement issued or effective during the 2010 fiscal year has had or is expected to have a material impact on the Company’s Consolidated Financial Statements.

Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss): Comprehensive income (loss) in the Statement of Comprehensive Income (Loss) is presented net of an approximate 38% tax rate.  The components of accumulated other comprehensive income (loss) at December 31, 2010, 2009, and 2008, respectively, are as follows:

	2010	2009	2008
Foreign currency translation	$3.5	$4.3	$3.3
Derivative instrument hedges	(0.4)	(1.3)	(29.0)
Unrealized gain (loss) on investments	(0.3)	(1.6)	(3.9)
Employee benefit liability	89.8	166.5	189.2
Total	$92.6	$167.9	$159.6

NOTE 2 - Pension and Other Postretirement Benefits

The Company provides noncontributory pension and various healthcare and life insurance benefits to most employees and retirees.  The pension plan is not fully funded and, based on current assumptions, the Company plans to contribute approximately $170.0 to the master pension trust during 2011.  Of this total, $30.0 was made in the first quarter of 2011, leaving approximately $140.0 to be made during the remainder of 2011. The Company made $110.0 in contributions during 2010.  The Company expects to make approximately $87.3 in other postretirement benefit payments in 2011, as well as VEBA payments of $65.0 pursuant to the Middletown Retiree Settlement and $22.6 pursuant to the Butler Retiree Settlement.  These payments will be offset by an estimate of $7.4 in Medicare Part D employer subsidy.  The schedules below include amounts calculated based on benefit obligation and asset valuation measurement dates of December 31, 2010 and 2009, respectively.

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Change in benefit obligations:
Benefit obligations at beginning of year	$3,494.8	$3,517.5	$876.6	$981.5
Service cost	3.4	3.7	4.1	4.0
Interest cost	191.5	207.7	43.1	55.2
Plan participants’ contributions	—	—	29.5	25.5
Actuarial loss (gain)	156.2	161.0	27.9	(13.9)
Amendments	7.5	(0.3)	(8.6)	—
Settlement	—	(0.1)	—	—
Contributions to Middletown retirees VEBA	—	—	(65.0)	(65.0)
Benefits paid (a)	(326.9)	(394.7)	(115.0)	(110.7)
Special/contractual termination benefits	3.1	—	1.2	—
Incremental benefits paid related to preliminary injunction	—	—	1.6	—
Foreign currency exchange rate changes	(0.4)	—	—	—
Benefit obligations at end of year	$3,529.2	$3,494.8	$795.4	$876.6
Change in plan assets:
Fair value of plan assets at beginning of year	$2,370.1	$2,201.6	$1.0	$0.8
Actual gain on plan assets	314.9	346.2	—	—
Employer contributions	114.8	217.1	84.5	85.4
Settlement	—	(0.1)	—	—
Plan participants’ contributions	—	—	29.5	25.5
Benefits paid	(326.9)	(394.7)	(115.0)	(110.7)
Fair value of plan assets at end of year	$2,472.9	$2,370.1	$—	$1.0
Funded status	$(1,056.3)	$(1,124.7)	$(795.4)	$(875.6)
Amounts recognized in the consolidated balance sheets as of December 31:
Current liabilities	$(5.3)	$(4.7)	$(140.4)	$(139.4)
Noncurrent liabilities	(1,051.0)	(1,120.0)	(655.0)	(736.2)
Net amount recognized	$(1,056.3)	$(1,124.7)	$(795.4)	$(875.6)

Amounts recognized in accumulated other comprehensive income as of December 31:
Actuarial loss (gain)	$336.8	$317.1	$(32.1)	$(64.2)
Prior service cost (credit)	20.6	16.1	(468.9)	(539.2)
Net amount recognized	$357.4	$333.2	$(501.0)	$(603.4)
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial loss (gain)	$36.9	$(9.1)	$27.9	$(13.9)
Recognized actuarial gain (loss)	(17.3)	(17.9)	4.2	3.4
Prior service cost (credit)	7.5	(0.3)	(8.6)	—
Recognized prior service credit (cost)	(2.9)	(3.0)	78.9	78.9
Total recognized in other comprehensive income (loss)	$24.2	$(30.3)	$102.4	$68.4

(a)	Benefits paid for Other Benefits were reduced by the Medicare subsidy in the amounts of $8.1 and $9.2 in 2010 and 2009, respectively.

The accumulated benefit obligation for all defined benefit pension plans was $3,514.1 and $3,474.4 at December 31, 2010 and 2009, respectively.

The following table presents estimated future benefit payments to beneficiaries:

	Pension Plans	Other Benefits (a)	Medicare Subsidy (a)
2011	$321.4	$87.3	$(7.4)
2012	328.0	85.1	(7.6)
2013	309.9	83.5	(7.5)
2014	298.7	80.9	(6.1)
2015	286.6	56.7	(3.9)
2016 through 2020	1,342.5	245.9	(19.0)

(a)
These figures reflect the benefit of the Middletown Retiree Settlement (see Note 9), but exclude the $65.0 payment required to be made by the Company in March of 2011 related to that Settlement.  The figures include the effect of the uncapped benefits through 2014 but do not include the three lump sum payments to the VEBA related to the Butler Retiree Settlement (see Note 9).  After 2014, these figures have been adjusted to reflect the fact that the Company will have eliminated its OPEB liability related to the group of retirees covered by the Butler Retiree Settlement.

Year-end assumptions used to value current year assets and liabilities and determine subsequent year expenses are as follows:

	Pension Benefits			Other Benefits
	2010	2009	2008	2010	2009	2008
Discount rate	5.36%	5.75%	6.25%	5.26%	5.50%	6.25%
Expected return on plan assets	8.50%	8.50%	8.50%	(a)	(a)	(a)
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Subsequent year healthcare cost trend rate	—	—	—	8.00%	8.00%	7.00%
Ultimate healthcare cost trend rate	—	—	—	4.50%	4.50%	4.50%
Year ultimate healthcare cost trend rate begins	—	—	—	2018	2014	2012

(a)	There are no OPEB assets. The trust that held those assets in the past was terminated December 31, 2010.

For measurement purposes, healthcare costs are assumed to increase 8% during 2011, after which this rate decreases 1/2% per year until reaching the ultimate trend rate of 4.5% in 2018.

In 2010, the discount rate was determined by finding a hypothetical portfolio of individual high-quality corporate bonds that were available at the measurement date and whose coupon and principal payments were sufficient to satisfy the plans’ expected future benefit payments as defined for the projected benefit obligation.  The discount rate is the single rate that is equivalent to the average yield on that hypothetical portfolio of bonds.

In 2009, the discount rate was determined by discounting the plan’s expected future benefit payments using a theoretical zero-coupon spot yield curve derived from a universe of high-quality bonds as of the measurement date, and solving for the single equivalent discount rate rounded to the nearest quarter percent that reflects the weighted-average discount rate of the entire obligation.

The following data relates to the Company’s pension plans with an accumulated benefit obligation in excess of plan assets.

	2010	2009
Projected benefit obligation	$3,529.2	$3,494.8
Accumulated benefit obligation	3,514.1	3,474.4
Fair value of plan assets	2,472.9	2,370.1

Pension assets are invested in the master pension trust and are comprised primarily of investments in indexed and actively-managed funds.  A fiduciary committee establishes the target asset mix and monitors asset performance.  The master pension trust’s projected long-term rate of return is determined by the AK Steel master pension trust asset allocation, which is based on the investment policy statement, and long-term capital market return assumptions provided by an investment manager for the master pension trust.

The Company has developed an investment policy which takes into account the liquidity requirements, expected investment return, expected asset risk, as well as standard industry practices.  The target asset allocation for the plan assets is 60% equity, 38% fixed income, and 2% cash.   Equity exposure includes securities in domestic and international corporations.  The fixed income securities consist primarily of investment grade corporate bonds as well as U.S. Treasuries.  Additionally, the fixed income portfolio holds a small tactical allocation to high yield bonds.

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

The following table sets forth by level within the fair value hierarchy a summary of the plan’s investments measured at fair value on recurring basis at December 31, 2010, and 2009.

		Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs		Significant Unobservable Inputs
		Level 1		Level 2		Level 3		Total
Asset		2010	2009	2010	2009	2010	2009	2010	2009
Equities:
U.S. Equity Portfolio	(a)	$243.2	$213.0	$695.5	$693.3	—	—	$938.7	$906.3
EAFE Equity Portfolio	(a)	164.9	153.1	156.3	158.4	—	—	321.2	311.5
Emerging Market Equity Portfolio	(a)	63.0	—	25.9	34.1	—	—	88.9	34.1
GTAA Equity Portfolio	(b)	—	—	159.9	143.1	—	—	159.9	143.1

Fixed Income Securities:
Investment Grade Corporate	(c)	—	—	469.2	517.1	—	—	469.2	517.1
U.S. Treasuries	(c)	—	—	52.1	58.7	—	—	52.1	58.7
GTAA Debt	(d)	—	—	262.3	238.7	—	—	262.3	238.7
International	(e)	—	—	—	8.0			—	8.0
High Yield	(f)	—	—	134.4	112.9	—	—	134.4	112.9

Other Types of Investments:
Private Equity Funds	(g)	—	—	—	—	$5.1	$4.5	5.1	4.5

Cash and cash equivalents		41.1	35.2	—	—	—	—	41.1	35.2
Total		$512.2	$401.3	$1,955.6	$1,964.3	$5.1	$4.5	$2,472.9	$2,370.1

(a)
Level 1 assets consist of actively-traded equity securities and mutual funds.  Level 2 assets consist of common/collective trusts which own securities within the Russell 3000 Index (U.S. Equity Portfolio), Morgan Stanley Capital International (“MSCI”) Europe, Australasia and Far East (“EAFE”) Index (EAFE Equity Portfolio) and MSCI Emerging Market Index (Emerging Market Equity Portfolio).

(b)
Level 2 Global Tactical Asset Allocation (“GTAA”) Equity Portfolio is a global asset class with investments in cash, marketable securities (i.e., stocks and bonds), exchange-traded funds, futures, currency forwards and options.

(c)	Level 2 assets consist of common/collective trusts that own U.S. Treasuries and U.S. investment grade corporate bonds.
(d)
Level 2 GTAA Debt Portfolio is a global asset class with investments in cash, marketable securities (i.e., stocks and bonds), exchange-traded funds, synthetic debt and equity, futures, currency forwards, options and certain swaps.

(e)	Level 2 International Bond Portfolio consists of common/collective trusts which hold bonds of international corporations.
(f)	Level 2 High Yield Portfolio consists of bonds of U.S. corporate high yield issuers.
(g)	Level 3 Private Equity Funds consist of private equity funds with no remaining capital commitments.

The following table sets forth Level 3 assets activity for 2010 and 2009:

Level 3 Assets	Capital International Emerging Markets LP	TCW Venture Capital	Venture Capital Miscellaneous	Total
January 1, 2009	$3.3	$2.4	$0.1	$5.8
Realized gains (losses)	0.4	(0.1)	—	0.3
Unrealized gains (losses)	0.4	0.9	0.1	1.4
Other – income (fees)	—	(0.1)	—	(0.1)
Distribution to master pension trust	(1.5)	(1.4)	—	(2.9)
December 31, 2009	$2.6	$1.7	$0.2	$4.5
Realized gains (losses)	0.1	(1.1)	—	(1.0)
Unrealized gains (losses)	1.6	1.4	—	3.0
Other – income (fees)	0.1	(0.1)	—	—
Distribution to master pension trust	(1.4)	—	—	(1.4)
December 31, 2010	$3.0	$1.9	$0.2	$5.1

The master pension trust’s projected long-term rate of return is determined by the AK Steel master pension trust asset allocation, which is based on the investment policy statement, and long-term capital market return assumptions provided by an investment manager for the master pension trust.

The plan assets contain no significant concentrations of risk related to individual securities or industry sectors.

The components of net periodic benefit costs for the years 2010, 2009 and 2008 are as follows:

	Pension Benefits			Other Benefits
	2010	2009	2008	2010	2009	2008
Components of net periodic benefit cost:
Service cost	$3.4	$3.7	$8.1	$4.1	$4.0	$4.4
Interest cost	191.5	207.7	212.9	43.1	55.2	72.5
Expected return on plan assets	(195.7)	(180.8)	(241.7)	—	—	—
Amortization of prior service cost (credit)	2.9	3.0	3.8	(78.9)	(78.9)	(72.9)
Recognized net actuarial loss (gain):
Annual amortization	17.3	17.9	17.0	(4.2)	(3.4)	2.6
Corridor charge	—	—	660.1	—	—	—
Settlement/curtailment losses	—	—	39.4	—	—	—
Special termination benefits	3.1	—	—	1.2	—	—
Incremental benefits paid related to preliminary injunction (a)	—	—	—	1.6	—	—
Net periodic benefit cost	$22.5	$51.5	$699.6	$(33.1)	$(23.1)	$6.6

(a)
The amount is a result of a preliminary injunction issued on January 29, 2010, in a case filed by three former hourly workers retired from the Company’s Butler Works.  The preliminary injunction barred the Company from effecting any further benefit reductions or new healthcare charges for Butler Works retirees.  A further discussion of the case and the injunction can be found in Note 9.

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $18.9 and $4.0, respectively.  The estimated net gain and prior service credit for the other postretirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $1.6 and $76.6, respectively.  The estimated prior service cost credit includes the effect of the Butler Retiree Settlement but does not include the effect of the Middletown Retiree Settlement in March 2011 (see Note 9).

The corridor charge in 2008 was recorded to recognize net actuarial losses outside the 10% corridor under the Company’s method of accounting for pensions and other postretirement benefits as described in Note 1.

The curtailment charge of $39.4 in 2008 resulted from a decision in 2008 to “lock and freeze”, as of January 31, 2009, the accruals for a defined benefit pension plan covering all salaried employees.  The accruals to the defined benefit pension plan have been replaced by a fixed percent contribution to a defined contribution pension plan.  There were no curtailment charges in 2010 or 2009.

Assumed healthcare cost trend rates have a significant effect on the amounts reported for healthcare plans.  As of December 31, 2010, a one-percentage-point change in the assumed healthcare cost trend rates would have the following effects:

	One Percentage Point:
	Increase	Decrease
Effect on total service cost and interest cost components	$0.5	$(0.4)
Effect on postretirement benefit obligation	10.3	(9.2)

The Company also contributes to several multiemployer pension plans.  The expense for these plans was $17.0 in 2010, $14.5 in 2009 and $10.3 in 2008.  Actual contributions to these plans for the same periods were $17.1, $13.1 and $11.0, respectively.  The Company expects to incur a withdrawal liability from one of the multiemployer plans due to the announced shutdown of the Ashland coke plant.  The total $63.7 charge recorded in the fourth quarter of 2010 for the Ashland coke plant shutdown includes an estimated $2.2 withdrawal liability.  The actual withdrawal liability will not be known until 2012.  In addition to defined benefit pension plans, all employees are eligible to participate in various defined contribution plans.  Total expense related to these plans was $12.2 in 2010, $10.9 in 2009 and $21.1 in 2008.

NOTE 3 – Share-based Compensation

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

Restricted stock awards granted to officers and key managers on or prior to December 31, 2006, were awarded on terms pursuant to which 25% of the shares covered by the award vest two years after the date of the award and an additional 25% vest on the third, fourth and fifth anniversaries of the date of the award.  Restricted stock awards granted to officers and key managers after December 31, 2006, ordinarily are awarded on terms pursuant to which the shares covered by the award vest ratably on the first, second and third anniversaries of the grant.  However, in connection with the promotion of three existing Named Executive Officers on May 26, 2010, the Company granted restricted stock to each of them on that date that will fully vest on the third anniversary of the grant date.  The reason for the change from the normal three-year step vesting of one third of the shares each year to “cliff” vesting of all of the shares at the end of a three-year period was to encourage the long-term employment with the Company of each of these Named Executive Officers.

Since October 2008, the equity-based compensation granted to Directors has changed from a combination of stock options and restricted stock to being comprised entirely of restricted stock units (“RSUs”).  Before October 2008, Directors were granted restricted stock as the equity component of their compensation. On October 16, 2008, the Board amended the SIP to allow RSUs to be granted to non-employee Directors in lieu of restricted stock as the equity component of a Director’s compensation.  In addition, the Board of Directors permitted each Director a one-time election to convert all of his or her existing restricted stock to RSUs.  To the extent not so converted, restricted stock issued to a Director prior to October 16, 2008, vested at the end of the Director’s full tenure on the Board.  New grants of RSUs vest immediately upon grant, but are not settled (i.e., paid out) until one year after the date of the grant, unless deferred settlement is elected as described below.  Directors also formerly were granted stock options that vested and became exercisable after one year.  On July 16, 2009, the Board, upon its outside compensation consultant’s recommendation, revised the Director compensation program to replace the grants of stock options, which non-employee Directors previously received upon election to the Board and at five-year intervals thereafter, with ongoing quarterly awards of RSUs.  This change did not affect the vesting of stock options granted to Directors prior to July 16, 2009.  On July 22, 2010, the Board revised the equity component of its annual Board retainer fee such that the annual value of RSUs received by each director increased from eighty thousand dollars to ninety thousand dollars.

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

The Company uses the Black-Scholes option valuation model to value the nonqualified stock options consistent with the provisions of ASC Topic 718, “Compensation-Stock Compensation”. Historical data regarding stock option exercise behaviors was used to estimate the expected life of options granted based on the period of time that options granted are expected to be outstanding.  The risk-free interest rate is based on the Daily Treasury Yield Curve published by the U.S. Treasury on the date of grant.  The expected volatility is determined by using a blend of historical and implied volatility.  The expected dividend yield is based on the Company’s historical dividend payments.   The Company uses a straight-line method for amortizing the value of the share-based payments.  The Company’s estimate assumes that 5% of the options issued will be forfeited.

The Company’s estimate of fair value of the options granted under the Company’s SIP is calculated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2010	2009	2008
Expected volatility	61.8% –77.7%	81.1% – 90.8%	52.4% – 70.7%
Weighted-average volatility	66.0%	82.6%	55.6%
Expected term (in years)	2.83 – 6.33	2.80 – 6.33	2.90 – 7.30
Risk-free interest rate	0.69% – 2.89%	1.05% – 1.84%	1.86% – 3.31%
Dividend yield	0.93%	2.19%	0.56%

A summary of option activity under the SIP as of December 31, 2010, and changes during the year ended is presented below:
Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2009	1,044,171	$14.54
Granted	222,958	21.82
Exercised	(157,157)	8.30
Forfeited or expired	(9,375)	19.45
Outstanding at December 31, 2010	1,100,597	16.86	6.9 yrs	$3.6
Options expected to vest at December 31, 2010	457,705	17.00	8.3 yrs	1.7
Options exercisable at December 31, 2010	618,802	16.76	5.9 yrs	1.9

The following table summarizes information about stock option value for the relevant periods:

	2010	2009	2008
Weighted-average grant-date fair value per share of options granted	$11.05	$5.08	$17.43
Total intrinsic value of options exercised (a)	$2.2	$0.3	$26.1

(a) Based upon the actual market price on date of exercise, as determined by the quoted average of the reported high and low sales prices on such date.

The following table lists restricted shares granted by the Company in the relevant periods:

	2010	2009	2008
Restricted shares granted	312,653	418,659	149,819
Weighted average grant-date fair value	$20.60	$9.17	$36.84

The following table lists performance shares granted by the Company in the relevant periods:

	2010	2009	2008
Performance shares granted	296,370	543,089	178,500
Three-year performance period end date	December 31, 2012	December 31, 2011	December 31, 2010

The performance shares were valued using the Monte Carlo simulation method.  This method is consistent with the provisions of ASC Topic 718.  The weighted-average risk-free interest rate for performance shares used is presented below:

	2010	2009	2008
Company	1.35%	1.10%	2.45%
S&P 400 Midcap Index	1.35%	1.10%	2.87%

The following table summarizes information about share-based compensation expense recognized under ASC Topic 718 in the Consolidated Statement of Operations:

	2010	2009	2008
Share-based compensation expense for:
Stock options	$2.7	$2.0	$1.9
Performance shares	5.6	5.7	5.1
Pre-tax share-based compensation expense	$8.3	$7.7	$7.0

A summary of the activity for non-vested restricted stock awards as of December 31, 2010, and changes during the year is presented below:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2009	682,526	$13.40
Granted	312,653	20.60
Vested	(557,848)	15.20
Forfeited	(10,130)	15.64
Outstanding at December 31, 2010	427,201	16.26

The following table summarizes information related to restricted stock awards granted under the Company’s SIP and RSUs awarded to Directors for the relevant periods:

	2010	2009	2008
Compensation expense related to restricted stock awards granted under the Company’s SIP	$6.7	$4.6	$4.7
Compensation expense related to restricted stock awards granted under the Company’s SIP after tax	4.1	2.9	3.0
Fair value of restricted shares vested	8.5	4.5	3.9
Compensation expense related to RSUs awarded to Directors	0.8	0.8	—
Compensation expense related to RSUs awarded to Directors after tax	0.5	0.5	—

As of December 31, 2010, there were $3.9 of total unrecognized compensation costs related to non-vested restricted stock awards granted under the SIP, which costs are expected to be recognized over a weighted average period of 1.5 years.

NOTE 4 - Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return.  This return includes all domestic companies owned 80% or more by the Company and the proportionate share of the Company’s interest in partnership investments.  State tax returns are filed on a consolidated, combined or separate basis depending on the applicable laws relating to the Company and its domestic subsidiaries.

The United States and foreign components of income (loss) before income taxes consist of the following:

	2010	2009	2008
United States	$(179.9)	$(94.7)	$(28.2)
Foreign	5.4	(3.3)	21.8
Total	$(174.5)	$(98.0)	$(6.4)

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2010 and 2009 are as follows:

	2010	2009
Deferred tax assets:
Net operating loss and tax credit carryforwards	$295.1	$192.5
Postretirement benefit reserves	303.7	365.0
Pension reserves	392.9	422.8
Other reserves	84.9	89.1
Inventories	137.6	128.7
Valuation allowance	(21.6)	(18.4)
Total deferred assets	1,192.6	1,179.7
Deferred tax liabilities:
Depreciable assets	(385.4)	(441.1)
Total deferred liabilities	(385.4)	(441.1)
Net asset	$807.2	$738.6

The deferred taxes outlined above include the income tax impact of temporary differences.  Temporary differences represent the cumulative taxable or deductible amounts recorded in the Consolidated Financial Statements in different years than recognized in the tax returns.  The postretirement benefit difference includes amounts expensed in the Consolidated Financial Statements for healthcare, life insurance and other postretirement benefits, which become deductible in the tax return upon payment or funding in qualified trusts.  Other temporary differences represent principally various expenses accrued for financial reporting purposes that are not deductible for tax reporting purposes until paid.  The inventory difference relates primarily to differences in the LIFO reserve and tax overhead capitalized in excess of book amounts.  The depreciable assets temporary difference represents generally tax depreciation in excess of financial statement depreciation.

At December 31, 2010, the Company had $735.0 in federal regular net operating loss carryforwards, and $736.3 in federal Alternative Minimum Tax (“AMT”) net operating loss carryforwards which will expire beginning in 2023.  At December 31, 2010, the Company had unused AMT credit carryforwards of $15.2 and research and development (“R&D”) credit carryforwards of $1.2, which may be used to offset future regular income tax liabilities.  These unused AMT credits can be carried forward indefinitely and the R&D credits can be carried forward 20 years.

At December 31, 2010, the Company had $42.2 in deferred tax assets for state net operating loss carryforwards and tax credit carryforwards, which will expire between 2015 and 2030 and are subject to a valuation allowance of $21.6.

As a result of certain realization requirements of ASC Topic 718, “Compensation-Stock Compensation”, the deferred tax assets and liabilities shown above do not include certain deferred tax assets as of December 31, 2010 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting.  Additional paid-in capital would be increased by $20.8 when such deferred tax assets are ultimately realized.  The Company uses tax law ordering for purposes of determining when excess tax benefits have been realized.

In the first quarter of 2010, the Company recorded a non-cash charge of $25.3 as a result of the Patient Protection and Affordable Care Act (the “Act”).  The charge is due to a reduction in the value of the Company’s deferred tax asset as a result of a change to the tax treatment associated with Medicare Part D reimbursements.  The Company expects to continue to receive Medicare Part D reimbursements notwithstanding passage of the Act.  In 2009, Pennsylvania enacted new tax legislation.  As a result, in accordance with ASC Topic 740, the Company was required to recognize a non-cash tax charge of $5.1 as part of its income tax provision.  This tax charge represents the net decrease in the value of the Company’s state deferred tax assets attributable to lower future effective state income tax rates resulting from the law change.  There were no tax law changes in 2008 that affected the Company.

Significant components of the provision (benefit) for income taxes are as follows:

	2010	2009	2008
Current:
Federal	$(1.2)	$(44.1)	$(3.4)
State	(1.8)	0.9	(5.5)
Foreign	1.8	0.3	6.1
Deferred:
Federal	(37.6)	14.6	(13.9)
State	(5.0)	8.3	5.8
Total tax provision (benefit)	$(43.8)	$(20.0)	$(10.9)

The reconciliation of income tax on income (loss) before income taxes computed at the U.S. federal statutory tax rates to actual income tax expense (benefit) is as follows:

	2010	2009	2008
Income (loss) at statutory rate	$(61.1)	$(34.3)	$(2.2)
State and foreign tax expense, net of federal tax	(8.8)	6.0	0.9
Effect of state law changes on deferred tax assets, net of federal tax	—	5.1	—
Effect of federal law change on deferred tax assets	25.3	—	—
Medicare Part D drug reimbursement	—	(0.4)	(13.0)
Other permanent differences	0.8	3.6	3.4
Total tax expense (benefit)	$(43.8)	$(20.0)	$(10.9)

Federal, state and local tax returns of the Company and its subsidiaries are routinely subjected to examination by various taxing authorities.  The Internal Revenue Service (“IRS”) has concluded its examination of federal income tax returns filed for the years through 2006.  Periods beginning in 2007 are still open for examination by various taxing authorities, including state and local jurisdictions; however, taxing authorities have the ability to adjust net operating loss carryforwards from years prior to 2007.  The Company has established appropriate income tax reserves, and believes that the outcomes of future federal examinations as well as ongoing and future state and local examinations will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

The Company has undistributed earnings of foreign subsidiaries of approximately $16.6 at December 31, 2010. Deferred taxes have not been provided on these earnings since the balance is considered to be permanently invested in the Company’s foreign subsidiaries.  If such undistributed earnings were repatriated, it is estimated that the additional tax expense to be provided would be approximately $5.8.

Amounts recorded as income taxes reflect the provisions of ASC Topic 740 which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes standards for the recognition and measurement of tax positions taken or expected to be taken on a tax return.

A reconciliation of the change in unrecognized tax benefits for 2010, 2009 and 2008, respectively, is presented below:

	2010	2009	2008
Balance at January 1	$46.0	$49.1	$50.9
Increases (decreases) for prior year tax positions	0.2	(0.2)	(1.7)
Increases (decreases) for current year tax positions	0.2	—	(0.1)
Increases (decreases) related to settlements	—	(1.3)	—
Increases (decreases) related to statute lapse	(1.3)	(1.6)	—
Balance at December 31	$45.1	$46.0	$49.1

Included in the balance of unrecognized tax benefits at December 31, 2010, are $36.1 of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2010, are $8.9 of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.  For the year ended December 31, 2010, the unrecognized tax benefits related to tax positions taken in the current year and prior year increased by $0.2 each.  These increases did not impact the effective tax rate.  Also in

2010, the Company recorded a decrease of $1.3 to unrecognized tax benefits with no benefit to the effective tax rate related to the lapse of state statutes of limitation for prior year tax issues.  Included in the balance of unrecognized tax benefits at December 31, 2009, were $37.0 of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2009, were $9.0 of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.  Included in the balance of unrecognized tax benefits at December 31, 2008, were $35.4 of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2008, were $13.7 of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

The Company recognizes interest and penalties related to uncertain tax positions as a component of the income tax expense.  Accrued interest and penalties are included in the related tax liability line in the Consolidated Balance Sheets.  The following table shows information related to the accrued interest and penalties for each of the years 2010, 2009 and 2008:

	Interest	Penalties	Total
Balance at January 1, 2008	$2.8	$2.1	$4.9
Increase (decrease)	2.4	—	2.4
Balance at December 31, 2008	5.2	2.1	7.3
Increase (decrease)	(1.1)	(1.9)	(3.0)
Balance at December 31, 2009	4.1	0.2	4.3
Increase (decrease)	0.2	(0.1)	0.1
Balance at December 31, 2010	$4.3	$0.1	$4.4

The Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change within twelve months of December 31, 2010.

NOTE 5 - Long-Term Debt and Other Financing

At December 31, 2010 and 2009, the Company’s long-term debt balances were as follows:

	2010	2009
7 5/8% Senior Notes Due May 2020	$550.0	$—
7 3/4% Senior Notes Due 2012	—	504.0
Tax Exempt Financing Due 2011 through 2029 (variable rates of 0.16% to 0.44% in 2010)	102.3	103.0
Unamortized discount	(1.0)	(0.5)
Total debt	$651.3	$606.5

In May 2010, AK Steel issued $400.0 of 7 5/8% Senior Notes due 2020 (the “2020 Notes”).  The issuance generated net proceeds of $392.0 after underwriting fees.  In April 2010, AK Steel commenced a cash tender offer and consent solicitation (the “Tender Offer”) for all of the approximately $504.0 in aggregate principal amount of outstanding 7 3/4% Senior Notes due 2012 (the “Old Notes”).  At the expiration of the Tender Offer on May 21, 2010, AK Steel accepted $321.2 in aggregate principal amount of Old Notes tendered by holders.  The aggregate amount paid by the Company to consummate the Tender Offer for the Old Notes was approximately $332.8, an amount equal to 100% of the principal amount of the tendered Old Notes, plus interest accrued to the Tender Offer’s expiration and a redemption premium of approximately $1.5 associated with the tendering noteholders’ acceptance of the accompanying consent solicitation.  The redemption premium was recorded in other income (expense) on the Company’s Consolidated Statements of Operations.

In addition, in May 2010, pursuant to the terms of the indenture governing the Old Notes, AK Steel called for the redemption of all the approximately $182.8 in aggregate principal amount of Old Notes that remained outstanding after the expiration of the Tender Offer.  The aggregate redemption price for the Old Notes was approximately $189.9, an amount equal to 100% of the principal amount of the outstanding Old Notes, plus interest accrued to the redemption date, June 15, 2010.  The proceeds from the issuance of the 2020 Notes along with cash on hand were used to retire the Old Notes.

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

In connection with the issuance of the 2020 Notes, AK Steel and AK Holding entered into new indentures governing the 2020 Notes.  AK Holding, of which AK Steel is a wholly-owned subsidiary, fully and unconditionally, jointly and severally, guarantees the payment of interest, principal and premium, if any, on the 2020 Notes.  Under the terms of the now-terminated indentures governing the Old Notes, AKS Investments, Inc. and AK Tube LLC, also had guaranteed the payment of interest, principal and premium, if any, on the Old Notes.

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

On December 7, 2010, the Company issued an additional $150.0 in aggregate principal amount of 2020 Notes as an add-on issuance under the same indentures governing the initial offering of 2020 Notes (the “Add-on Notes”).  The Add-on Notes were issued at a price of 99.375% per note and generated net proceeds of approximately $146.3 after underwriting fees and expenses.  As a result of the Add-on Notes issuance, as of December 31, 2010, the Company had $550.0 in aggregate principal amount of 2020 Notes outstanding.

During 2009, and prior to the Tender Offer and redemption transactions described above, the Company repurchased $26.4 in aggregate principal amount of the Old Notes with cash payments totaling $22.8.  In connection with these repurchases, the Company recorded non-cash, pre-tax gains of approximately $3.6.  The repurchases were funded from the Company’s existing cash balances.  Excluding the Tender Offer and redemption transactions described above, there were no additional repurchases of debt in 2010.

The Company has no significant scheduled debt maturities until May 2020 when its 2020 Notes mature.  At December 31, 2010, the maturities of long-term debt (excluding unamortized discount) are as follows:

2011	$0.7
2012	0.7
2013	0.7
2014	0.8
2015	0.1
2016 and thereafter	649.3
Total maturities	$652.3

The following table summarizes the fair value of the Company’s long-term debt, including current maturities for the relevant periods:

	December 31, 2010	December 31, 2009
Fair value of long-term debt, including current maturities	$664.7	$609.6

The fair value estimate is based on financial market information that was available to the Company at the measurement date.

The 2020 Notes’ indentures include restrictive covenants, but these covenants are significantly less restrictive than the covenants contained in the now-terminated indentures which governed the Old Notes.  The covenants relating to the 2020 Notes include customary restrictions on (a) the incurrence of additional debt by certain AK Steel subsidiaries, (b) the incurrence of liens by AK Steel and AK Holding’s other subsidiaries, (c) the amount of sale/leaseback transactions, and (d) the ability of AK Steel and AK Holding to merge or consolidate with other entities or to sell, lease or transfer all or substantially all of the assets of the AK Steel and AK Holding to another entity.  The 2020 Notes also contain customary events of default.

The Company’s $850.0 five-year asset-backed revolving credit facility (“Credit Facility”) is secured by the Company’s product inventory and accounts receivable and contains restrictions on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliated transactions should availability fall below $150.0.  The Company does not expect any of these restrictions to affect or limit its ability to conduct its business in the ordinary course.  In addition, the Credit Facility requires maintenance of a minimum fixed charge coverage ratio of one to one if availability under the Credit Facility is less than $125.0.  In addition, the Company’s Credit Facility expires in February 2012.

As of the filing date of this Annual Report on Form 10-K, the Company is in compliance with all of the 2020 Notes’ covenants and the Credit Facility covenants.

At December 31, 2010, the Company had $692.8 of availability under the Credit Facility.  At December 31, 2010, there were no outstanding borrowings under the Credit Facility; however, availability was reduced by $148.7 due to outstanding letters of credit.  The Company’s obligation under its Credit Facility is secured by its inventory and accounts receivable.  Thus, availability also may be reduced by a decline in the level of eligible collateral, which can fluctuate monthly under the terms of the Credit Facility.  The Company’s eligible collateral, after application of applicable advance rates, totaled $841.5 as of December 31, 2010.  At December 31, 2009, there were no outstanding borrowings under the Credit Facility.

In 1997, in conjunction with construction of Rockport Works, the Spencer County (IN) Redevelopment District (the “District”) issued $23.0 in taxable tax increment revenue bonds.  Proceeds from the bond issue were used by the Company for the acquisition of land and site improvements at the facility.  The source of the District’s scheduled principal and interest payments through maturity in 2017 is a designated portion of the Company’s real and personal property tax payments.  The Company is obligated to pay any deficiency in the event its annual tax payments are insufficient to enable the District to make principal and interest payments when due.  In 2010, the Company made deficiency payments totaling $3.7.  At December 31, 2010, the remaining semiannual payments of principal and interest due through the year 2017 total $44.9.  The Company includes potential payments due in the coming year under this agreement in its annual property tax accrual.

NOTE 6 - Operating Leases

Rental expense in net income was $26.3, $23.1 and $27.5 for 2010, 2009 and 2008, respectively.

At December 31, 2010, obligations to make future minimum lease payments were as follows:

2011	$5.9
2012	4.7
2013	4.3
2014	4.0
2015	3.5
2016 and thereafter	11.3
Total	$33.7

The Company leases its corporate headquarters building in West Chester, Ohio, having moved into the building in August 2007.  The initial term of the lease for the building is twelve years, with two five-year options to extend the lease.

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

Dividends:  In March 2008, after several years without the payment of a dividend, the Company re-established the payment of a quarterly common stock dividend at the rate of $0.05 per share.  Common stock dividends of $0.05 per share were declared and paid quarterly thereafter.  On January 25, 2011, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock, payable on March 10, 2011 to shareholders of record on February 11, 2011.  The instruments governing the Company’s outstanding senior debt do not include covenants restricting dividend payments.  The Company’s Credit Facility, however, contains certain restrictive covenants with respect to the Company’s payment of dividends.  Under these Credit Facility covenants, dividends are restricted only when availability falls below $150.0, at which point dividends would be limited to $12.0 annually.  Currently, the availability under the Credit Facility significantly exceeds $150.0 and, moreover, the Company’s availability under the Credit Facility has always exceeded $500.0.  Accordingly, there currently are no covenant restrictions on the Company’s ability to declare and pay a dividend to its shareholders.  Cash dividends paid in 2010 by the Company to its shareholders were determined to be a return of capital under the United States Internal Revenue Code.

Share Repurchase Program:  On October 21, 2008, the Company announced that its Board of Directors had authorized the Company to repurchase, from time to time, up to $150.0 of its outstanding common stock.  In 2010, the Company did not make any common stock repurchases under this program.  During 2009, the Company expended $10.0 to purchase 1,624,700 shares of its common stock and, during 2008, the Company expended $14.4 to purchase 1,650,801 shares of its common stock pursuant to this authorization.

NOTE 8 - Commitments

The principal raw materials required for the Company’s steel manufacturing operations are iron ore, coal, coke, chrome, nickel, silicon, manganese, zinc, limestone, and carbon and stainless steel scrap.  The Company also uses large volumes of natural gas, electricity and oxygen in its steel manufacturing operations.  In addition, the Company historically has purchased carbon steel slabs from other steel producers to supplement the production from its own steelmaking facilities, and, in 2010, purchased approximately 280,000 tons of carbon slabs.  The Company makes most of its purchases of iron ore, coal, coke and oxygen at negotiated prices under annual and multi-year agreements.  Historically, the iron ore that the Company purchased pursuant to these contracts was subject to a fixed annual benchmark price.  Starting in 2010, however, most of the major global suppliers of iron ore attempted to switch their customers to quarterly pricing.   The Company continued to utilize annual pricing in 2010 in accordance with its contract terms, but anticipates that it will negotiate with its suppliers to switch to quarterly pricing in 2011.  The

Company typically makes purchases of carbon steel slabs, carbon and stainless steel scrap, natural gas, a majority of its electricity, and other raw materials at prevailing market prices, which are subject to price fluctuations in accordance with supply and demand.  The Company enters into financial instruments designated as hedges with respect to some purchases of natural gas, electricity and certain raw materials, the prices of which may be subject to volatile fluctuations.  In 2010, the Company experienced a significant increase in raw material costs, in particular with respect to iron ore, which nearly doubled in price from 2009.

To the extent that multi-year contracts are available in the marketplace, the Company has used such contracts to secure adequate sources of supply to satisfy key raw materials needs for the next three to five years.  Where multi-year contracts are not available, or are not available on terms acceptable to the Company, the Company continues to seek to secure the remainder of its raw materials needs through annual contracts or spot purchases.  The Company also continues to attempt to reduce the risk of future supply shortages by considering equity or other strategic investments with respect to certain raw materials and by evaluating alternative sources and substitute materials.

The Company currently believes that it either has secured, or will be able to secure, adequate sources of supply for its raw materials and energy requirements for 2011.  There exists, however, the potential for disruptions in production by the Company’s raw material suppliers which could create shortages of raw materials in 2011 or beyond.  If such a disruption were to occur, it could have a material impact on the Company’s financial condition, operations and cash flows.

The Company historically has produced most of the coke it consumes in its blast furnaces, but in 2008 the Company entered into an agreement with Middletown Coke Company, Inc. (“Middletown Coke”), an affiliate of SunCoke Energy, Inc. (“SunCoke”), to construct a new state-of-the-art, environmentally-friendly heat-recovery coke battery (the “Middletown Coke Battery”) contiguous to the Company’s Middletown Works.  This Middletown Coke Battery will supply 550,000 net tons of metallurgical grade coke annually to the Company’s Middletown Works under a long-term purchase agreement.  The Company also will benefit under that agreement from electricity co-generated from the Middletown Coke Battery.  In 2009, the Company also entered into a long-term supply agreement with Haverhill North Coke Company (“SunCoke Haverhill”), another affiliate of SunCoke, to provide the Company with metallurgical-grade coke from an existing SunCoke Haverhill coke battery (the “Haverhill Coke Battery”) in southern Ohio.  Under that agreement, SunCoke Haverhill provides AK Steel with up to 550,000 tons of coke annually.  The Company also will benefit under the SunCoke Haverhill agreement from electricity co-generated from the Haverhill Coke Battery.  In late 2010, the Company announced that it is permanently closing its Ashland, Kentucky coke plant in the first half of 2011 because the plant is no longer cost competitive due to increased maintenance and increasingly stringent environmental regulations.  To make up for the loss of supply resulting from that closure, the Company has entered into supply contracts with third parties to provide coke for its Ashland steelmaking facility at a cost lower than what it would have cost to produce such coke at the Ashland coke plant.  The Company is exploring its options to address on a longer-term basis the loss of the coke supplied by its Ashland coke batteries.

The Company enters into derivative transactions in the ordinary course of business to hedge the price of natural gas, electricity and certain raw materials.  As of December 31, 2010, the Consolidated Balance Sheets included other current assets of $0.8 and accrued liabilities of $0.1 for the fair value of these derivatives.  Changes in the prices paid for the related commodities are expected to offset the effect on cash of settling these amounts.

At December 31, 2010, commitments for future capital investments totaled approximately $29.1, all of which will be incurred in 2011.

NOTE 9 - Environmental and Legal Contingencies

Environmental Contingencies:  Domestic steel producers, including AK Steel, are subject to stringent federal, state and local laws and regulations relating to the protection of human health and the environment.  Over the past three years, the Company has expended the following for environmental-related capital investments and environmental compliance:

	Years Ended December 31,
	2010	2009	2008
Environmental-related capital investments	$4.5	$1.0	$1.8
Environmental compliance costs	118.7	106.6	126.5

AK Steel and its predecessors have been conducting steel manufacturing and related operations since the year 1900.  Although the Company believes its operating practices have been consistent with prevailing industry standards during this time, hazardous materials may have been released in the past at one or more operating sites or third-party sites, including operating sites that the Company no longer owns.  The Company has estimated potential remediation expenditures for those sites where future remediation efforts are probable based on identified conditions, regulatory requirements or contractual obligations arising from the sale of a business or facility.  The table below summarizes liabilities recorded on the Company’s Consolidated Balance Sheets for estimated probable costs relating to environmental matters:

	December 31,	December 31,
	2010	2009
Accrued liabilities	$20.4	$17.0
Other non-current liabilities	38.7	40.6

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

Environmental compliance costs increased in 2010 from 2009 due primarily to an increase in production tonnage with no major outage.  Except as expressly noted below, the Company does not currently anticipate any material impact on recurring operating costs or future profitability as a result of its compliance with current environmental regulations.  Moreover, because all domestic steel producers operate under the same set of federal environmental regulations, the Company does not believe that it is disadvantaged relative to its domestic competitors by the need to comply with these regulations.  Some foreign competitors may benefit from less stringent environmental requirements in the countries in which they produce, resulting in lower compliance costs and providing those foreign competitors with a cost advantage on their products.

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

On November 26, 2004, Ohio EPA issued a Notice of Violation (“NOV”) for alleged waste violations associated with an acid leak at AK Steel’s Coshocton Works.  In November 2007, Ohio EPA and AK Steel reached an agreement to resolve this NOV.  Pursuant to that agreement, AK Steel implemented an inspection program, initiated an investigation of the area where the acid leak occurred, submitted a closure plan and upon approval from Ohio EPA, will implement that closure plan.  Also, as part of the agreement, AK Steel paid a civil penalty of twenty-eight thousand dollars and funded a supplemental environmental project in the amount of seven thousand dollars.  AK Steel currently has accrued approximately $0.5 for the projected cost of the closure and post closure activities.  Until the investigation is completed and a closure plan is approved, AK Steel cannot reliably estimate the complete costs associated with closure or the timeframe during which the closure costs will be incurred.

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

On July 23, 2007, and on December 9, 2008, the EPA issued NOVs with respect to the coke plant at AK Steel’s Ashland Works alleging violations of pushing and combustion stack limits.  The Company has been investigating these claims and working with the EPA to attempt to resolve them through the negotiation of a Consent Decree that assumed the coke plant would continue to operate.  On December 28, 2010, however, the Company announced plans to permanently close the Ashland coke plant in 2011. The Company will continue to negotiate a Consent Decree with the EPA to resolve the NOVs, but as a consequence of the shutdown decision, the nature of the negotiations with EPA has changed.  The Company anticipates that the focus now will be on the civil penalty associated with the alleged violations.  AK Steel believes it will reach a settlement in this matter, but it cannot be certain that a settlement will be reached and cannot reliably estimate at this time how long it will take to reach a settlement or what all of its terms might be.  AK Steel will vigorously contest any claims which cannot be resolved through a settlement.

AK Steel previously reported that it has been negotiating with the Pennsylvania Department of Environmental Protection (“PADEP”) to resolve an alleged unpermitted discharge of wastewater from the closed Hillside Landfill at the former Ambridge Works.  AK Steel has reached a settlement in this matter and on July 15, 2009, the parties entered into a Consent Order and Agreement (the “Consent Order”) to memorialize that settlement.  Under the terms of the Consent Order, AK Steel will implement various corrective actions, including an investigation of the area where activities were conducted regarding the landfill, submission of a plan to collect and treat surface waters and seep discharges, and upon approval from PADEP, implementation of that plan.  Also, as part of the Consent Order, AK Steel paid a civil penalty of five hundred twenty-five thousand dollars.  AK Steel anticipates that the cost associated with this matter will be approximately $4.5 in capital costs and $2.2 in expenses.  The Company has accrued the $2.2 for anticipated expenses associated with this matter.

In addition to the foregoing matters, AK Steel is or may be involved in proceedings with various regulatory authorities that may require AK Steel to pay fines, comply with more rigorous standards or other requirements or incur capital and operating expenses for environmental compliance.  The Company believes that the ultimate disposition of the proceedings will not have, individually or in the aggregate, a material adverse effect on the its consolidated financial condition, results of operations or cash flows.

Legal Contingencies:  In addition to the environmental matters discussed above and the items addressed below, there are various claims pending against AK Steel and its subsidiaries involving product liability, commercial, employee benefits and other matters arising in the ordinary course of business.  Unless otherwise noted, in the Company’s opinion, the ultimate liability resulting from all of these claims, individually and in the aggregate, should not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

As previously reported, on June 29, 2000, the United States filed a complaint on behalf of the EPA against AK Steel in the U.S. District Court for the Southern District of Ohio (the “Court”), Case No. C-1-00530, for alleged violations of the Clean Air Act, the Clean Water Act and the RCRA at the Middletown Works.  Subsequently, the State of Ohio, the Sierra Club and the National Resources Defense Council intervened.  On April 3, 2006, a proposed Consent Decree in Partial Resolution of Pending Claims (the “Consent Decree”), executed by all parties, was lodged with the Court.  After a 30-day notice period, the Consent Decree was entered by the Court on May 15, 2006.  In accordance with the Consent Decree, the Company is in the process of implementing certain RCRA corrective action interim measures to address polychlorinated biphenyls (“PCBs”) in sediments and soils relating to Dicks Creek and certain other specified surface waters, adjacent floodplain areas, and other previously identified geographic areas. The Company also will undertake a comprehensive RCRA facility investigation at its Middletown Works and, as appropriate, complete a corrective measures study. Under the Consent Decree, the Company paid a civil penalty of $0.46 and agreed to perform a supplemental environmental project to remove ozone-depleting refrigerants from certain equipment at an estimated cost of $0.85.  The Company has completed performance of the supplemental environmental project, and the project has been approved by the EPA.  The Company also has completed the remedial activity at Dicks Creek that was planned for 2010, but additional work remains to be performed.  The Company has accrued $10.4 for the cost of the remedial work required under the Consent Decree to be performed in 2011.  Additional work will need to be performed after 2011, but the design plan for that work has not yet been completed or approved.  Until that design plan is complete and approved, the Company cannot reliably determine the actual cost of the remaining work required under the Consent Decree.  The Company does not anticipate at this time, however, that such additional costs, when established, will have a material financial impact on the Company.  The Company currently estimates that the remaining work will be completed in 2012, but that estimated timeframe is subject to the potential for delays, such as due to work plan approval delays, adverse weather conditions, and/or unanticipated soil or sediment conditions.

As previously reported, since 1990, AK Steel (or its predecessor, Armco Inc.) has been named as a defendant in numerous lawsuits alleging personal injury as a result of exposure to asbestos.  As of December 31, 2010, there were approximately 413 such lawsuits pending against AK Steel.  The great majority of these lawsuits have been filed on behalf of people who claim to have been exposed to asbestos while visiting the premises of a current or former AK Steel facility.  Approximately 40% of these premises suits arise out of claims of exposure at a facility in Houston, Texas that has been closed since 1984.  When such an asbestos lawsuit initially is filed, the complaint typically does not include a specific dollar claim for damages.  Only 121 of the 413 cases pending at December 31, 2010, in which AK Steel is a defendant, include specific dollar claims for damages in the filed complaints.  Those 121 cases involve a total of 2,480 plaintiffs and 16,543 defendants.  In these cases, the complaint typically includes a monetary claim for compensatory damages and a separate monetary claim in an equal amount for punitive damages, and does not attempt to allocate the total monetary claim among the various defendants.  For example, 111 of the 121 cases involve claims of $0.2 or less, five involve claims of between $0.2 and $5.0, three involve claims of between $5.0 and $15.0, and two involve claims of $20.0.  In each case, the amount described is per plaintiff against all of the defendants, collectively.  Thus, it usually is not possible at the outset of a case to determine the specific dollar amount of a claim against AK Steel.  In fact, it usually is not even possible at the outset to determine which of the plaintiffs actually will pursue a claim against AK Steel.  Typically, that can only be determined through written interrogatories or other discovery after a case has been filed.  Thus, in a case involving multiple plaintiffs and multiple defendants, AK Steel initially only accounts for the lawsuit as one claim against it.  After AK Steel has determined through discovery whether a particular plaintiff will pursue a claim against it, it makes an appropriate adjustment to statistically account for that specific claim.  It has been AK Steel’s experience to date that only a small percentage of asbestos plaintiffs ultimately identify AK Steel as a target defendant from whom they actually seek damages and most of these claims ultimately are either dismissed or settled for a small fraction of the damages initially claimed.  Set forth below is a chart showing the number of new claims filed (accounted for as described above), the number of pending claims disposed of (i.e., settled or otherwise dismissed), and the approximate net amount of dollars paid on behalf of AK Steel in settlement of asbestos-related claims in 2010 and 2009.

	2010	2009
New Claims Filed	122	252
Pending Claims Disposed Of	179	179
Total Amount Paid in Settlements	$0.8	$0.7

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

As previously reported, on January 2, 2002, John D. West, a former employee, filed a class action in the United States District Court for the Southern District of Ohio against the AK Steel Corporation Retirement Accumulation Pension Plan, or AK RAPP, and the AK Steel Corporation Benefit Plans Administrative Committee.  Mr. West claimed that the method used under the AK RAPP to determine lump sum distributions does not comply with the Employment Retirement Income Security Act of 1974 (“ERISA”) and resulted in underpayment of benefits to him and the other class members.  The District Court ruled in favor of the plaintiff class and on March 29, 2006, entered an amended final judgment against the defendants in the amount of $37.6 in damages and $7.3 in prejudgment interest, for a total of approximately $44.9, with post judgment interest accruing at the rate of 4.7% per annum until paid.  The defendants appealed, but their appeals ultimately were unsuccessful.  Pursuant to an agreed order, on April 1, 2009, defendants paid the sum of approximately $51.5 into a court-approved interest bearing account. The funds used to make this payment were from the AK Steel Master Pension Trust (the “Trust”).  The payment ended defendants’ liability to the class members pursuant to the judgment in this matter, including with respect to interest which accrues on the judgment. It did not, however, resolve defendants’ liability with respect to a claim for attorneys’ fees by plaintiffs’ counsel.  On August 31, 2009, the court granted a motion filed by plaintiffs’ counsel for a statutory award of fees, awarding fees in the approximate amount of $1.4.  The court denied a motion that sought a separate award of fees in the amount of 28% of the funds already paid into the court.  On September 15, 2009, plaintiffs’ counsel filed a motion to amend the order granting an award of attorneys’ fees.  On November 18, 2009, the Court issued an order directing distribution to the class members in the amount of approximately $51.3.  This amount is part of the approximately $51.5 previously paid from the Trust to a court-approved interest bearing account (the difference between the amounts representing Court-approved payments to the Fund Administrator).  On December 16, 2009, the Court denied plaintiffs’ motion to amend the order granting an award of attorneys’ fees, leaving intact the August 31, 2009 award of approximately $1.4.  No appeal of the December 16, 2009 order was filed and in January 2010 the approximately $1.4 in attorneys’ fees were paid to class counsel, concluding the Company’s obligations with respect to this litigation.  On June 22, 2010, the Court issued an order directing certain funds be returned to the Trust because such funds had not been claimed by class members.  Pursuant to the order, on July 9, 2010, $0.2 was returned to the Trust.  On August 25, 2010, plaintiffs filed an unopposed motion to return an additional amount of approximately $0.1 to the Trust consisting of interest earned by, and taxes refunded to, the fund and not designated for disbursement to class members.  The Court granted the motion and on September 8, 2010 approximately $0.1 was returned to the Trust, leaving the Fund Administrator holding no funds with respect to this action.  On August 25, 2010, plaintiffs filed a motion seeking, and the Court granted an additional award of attorneys’ fees to plaintiffs’ counsel in the amount of $0.1.  This amount represented work done by plaintiffs’ counsel in connection with administration of the Fund and disbursements to class members.  This amount was paid to plaintiffs’ counsel on September 1, 2010.  Such payments should conclude the activity in this litigation and resolve completely defendants’ liability in connection with this litigation.  Additional litigation has been filed, however, on behalf of other retirees who were excluded from the class based upon prior releases provided to the Company.  See discussion of Schumacher litigation filed on October 20, 2009, in the next paragraph.

As previously reported, on October 20, 2009, William Schumacher filed a purported class action against the AK Steel Corporation Retirement Accumulation Pension Plan, or AK RAPP, and the AK Steel Corporation Benefit Plans Administrative Committee in the United States District Court for the Southern District of Ohio, Case No. 1:09cv794. The complaint alleges that the method used under the AK RAPP to determine lump sum distributions does not comply with ERISA and the Internal Revenue Code and resulted in underpayment of benefits to him and the other class members.  Plaintiff and the other purportedly similarly situated individuals on whose behalf plaintiff filed suit were excluded by the Court in 2005 from the West litigation (discussed in the paragraph immediately above) based on previous releases of claims they had executed in favor of the Company.   On January 11, 2010, the defendants filed a motion to dismiss the Complaint based upon a statute of limitations ground.  That motion was denied on March 8, 2010, and defendants filed their answer to the complaint on March 22, 2010.  On August 11, 2010, plaintiff filed his motion for class certification.  On January 24, 2011, that motion was granted.  No trial date has yet been set. The defendants intend to contest this matter vigorously.

As previously reported, on October 20, 2005, Judith A. Patrick and another plaintiff filed a purported class action against AK Steel and the AK Steel Corporation Benefit Plans Administrative Committee in the United States District Court for the Southern District of Ohio, Case No. 1:05-cv-681 (the “Patrick Litigation”).  The complaint alleges that the defendants incorrectly calculated the amount of surviving spouse benefits due to be paid to the plaintiffs under the applicable pension plan.  On December 19, 2005, the defendants filed their answer to the complaint. The parties subsequently filed cross-motions for summary judgment on the issue of whether the applicable plan language had been properly interpreted.  On September 28, 2007, the United States Magistrate Judge assigned to the case issued a Report and Recommendation in which he recommended that the plaintiffs’ motion for partial summary judgment be granted and that the defendants’ motion be denied.  The defendants filed timely objections to the Magistrate’s Report and Recommendation.  On March 31, 2008, the court issued an order adopting the Magistrate’s recommendation and granting partial summary judgment to the plaintiffs on the issue of plan interpretation.  The plaintiffs’ motion for class certification was granted by the Court on October 27, 2008.  The case is proceeding with respect to discovery on the issue of damages.  No trial date has been set.  On May 27, 2009, a case asserting a similar claim was filed against AK Steel by Margaret Lipker in the United States District Court for the Eastern District of Kentucky, Case No. 09-00050 (the “Lipker Litigation”).  The Complaint in the Lipker Litigation alleged that AK Steel incorrectly calculated the amount of Ms. Lipker’s surviving spouse benefits due to be paid under the applicable pension plan (which was a different plan from that at issue in the Patrick Litigation).  The parties filed cross-motions for summary judgment.  On February 23, 2010, the Court in the Lipker Litigation granted plaintiffs’ motion for summary judgment and found that Ms. Lipker is entitled to a surviving spouse benefit of approximately four hundred sixty three dollars per month.  AK Steel appealed that February 23, 2010, decision to the United States Court of Appeals for the Sixth Circuit on March 11, 2010, Case No. 10-5298.  The issues in the appeal have been fully briefed by the parties.  In addition, counsel representing the plaintiffs in the Patrick Litigation filed an amicus curiae brief on July 20, 2010, on the ground that the decision in the Lipker Litigation could impact the merits of the issues in the Patrick Litigation.  The amicus curiae brief requested the Court of Appeals to affirm the district court’s decision in the Lipker Litigation on the issue of plan interpretation and liability.  The defendants intend to contest both of these matters vigorously.

As previously reported, in September and October, 2008, several companies filed purported class actions in the United States District Court for the Northern District of Illinois, against nine steel manufacturers, including AK Holding.  The case numbers for these actions are 08CV5214, 08CV5371, 08CV5468, 08CV5633, 08CV5700, 08CV5942 and

08CV6197.  An additional action, case number 10CV04236, was filed in the same federal district court on July 8, 2010.  On December 28, 2010 another action, case number 32,321, was filed in state court in the Circuit Court for Cocke County, Tennessee.  The plaintiffs are companies which claim to have purchased steel products, directly or indirectly, from one or more of the defendants and they purport to file the actions on behalf of all persons and entities who purchased steel products for delivery or pickup in the United States from any of the named defendants at any time from at least as early as January 2005 to the present. The complaints allege that the defendant steel producers have conspired to restrict output and to fix, raise, stabilize and maintain artificially high prices with respect to steel products in the United States.  On January 2, 2009, the defendants filed motions to dismiss all of the claims set forth in the Complaints.  On June 12, 2009, the court issued an Order denying the defendants’ motions to dismiss.  Discovery has commenced.  No trial date has been set.  AK Holding intends to contest this matter vigorously.

As previously reported, on January 28, 2009, the City of Monroe, Ohio (“Monroe”) filed an action in the United States District Court for the Southern District of Ohio against Middletown Coke Company, Inc. and SunCoke Energy, Inc., Case No. 1-09-CV-63.   The complaint purported to be filed pursuant to Section 304(a)(3) of the Clean Air Act (“CAA”), 42 U.S.C. § 7604(a)(3), and sought injunctive relief, civil penalties, attorney fees, and other relief to prevent the construction of a new cokemaking facility on property adjacent to the Company’s Middletown Works.   The coke produced by the facility would be used by the Middletown Works.  See discussion of SunCoke contract in Note 13.  The Complaint alleged that the new facility will be a stationary source of air pollution without a permit issued under the New Source Review program of the CAA, including its Prevention of Significant Deterioration and Nonattainment New Source Review requirements.  On February 27, 2009, the defendants filed a motion to dismiss, or in the alternative to stay, the action pending final resolution of appeals (the “First ERAC Appeal”) to the Ohio Environmental Review Appeals Commission (“ERAC”) by Monroe and others of a Permit to Install the cokemaking facility issued by the Ohio Environmental Protection Agency (“OEPA”), Case Nos. 096256, 096265 and 096268-096285, consolidated.  In March 2009, AK Steel became a party to both the pending federal action and the First ERAC Appeal for the purpose of supporting the issuance of the permit to install and opposing the efforts by Monroe and others to prevent construction of the facility.  On August 20, 2009, the Court in the federal action granted defendants’ motion to dismiss.  On September 16, 2009, Monroe filed a Notice of Appeal to the United States Court of Appeals for the Sixth Circuit from the order dismissing the federal action.  On April 20, 2010, the Sixth Circuit dismissed the appeal as moot, vacated the District Court’s order, and remanded the case to the District Court for further proceedings, including dismissal of the litigation as moot.  On February 9, 2010, the OEPA issued a final air permit-to-install for the new facility under the New Source Review program of the CAA, including its Prevention of Significant Deterioration and Nonattainment New Source Review requirements (the “NSR Permit”).  In February and March 2010, Monroe and other interested parties filed Notices of Appeal to the ERAC of the permit-to-install issued under the New Source Review program (the “Second ERAC Appeal”), Case Nos. 096432-096438.  The Company intervened in the Second ERAC Appeal.  On July 8, 2010, Monroe filed a motion for partial summary judgment in the Second ERAC Appeal.  The Company filed a response opposing the motion for partial summary judgment on August 26, 2010.  On August 12, 2010, Monroe filed a motion for a stay of the NSR Permit.  Defendants’ response to that motion was filed on October 22, 2010.  Oral arguments on this motion were held before ERAC on November 16, 2010.  On November 17, 2010, ERAC issued a ruling denying both Monroe’s motion for partial summary judgment and its motion for a stay.  Unless resolved earlier by summary judgment, the final hearing in the Second ERAC Appeal will commence on January 17, 2012.   On June 30, 2010, the First ERAC Appeal was dismissed as moot.  On July 9, 2010, Monroe filed a motion for expedited clarification in the First ERAC Appeal asking the ERAC to specify that the initial permit to install issued by OEPA would not be reinstated if the NSR Permit is vacated.  On July 28, 2010, ERAC denied Monroe’s motion for expedited clarification.  On July 29 and 30, 2010, Monroe and other interested parties filed Notices of Appeal in the State of Ohio Tenth District Court of Appeals, Case Nos. 10-AP-000721-24 (“Tenth District Appeal”) from the ERAC decision denying Monroe’s motion for expedited clarification.  Briefing in the Tenth District Appeal has been completed.  AK Steel intends to continue to contest this matter vigorously.

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

On or about April 10, 2010, MOFCOM issued a final determination of dumping and subsidizing against GOES producers in the United States and Russia.  On September 16, 2010, the United States Trade Representative (the “USTR”) filed a complaint with the World Trade Organization (the “WTO”) against China for violating the WTO’s rules in imposing antidumping and countervailing duties against imports of GOES from the United States.  On February 11, 2011, the USTR announced that the United States has requested the WTO to establish a dispute settlement panel in this case.  AK Steel intends to fully support the USTR in this matter.

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

As previously reported, on December 31, 2009, Heritage Coal Company LLC, Patriot Coal Corporation, and Pine Ridge Coal Company (collectively, “Heritage Coal”) filed a third-party complaint against AK Steel in the Circuit Court of Boone County, West Virginia, naming AK Steel as a third-party defendant in 108 separate personal injury actions.  Those actions have been consolidated for discovery and pretrial proceedings under Civil Action No. 09-C-212.  The various plaintiffs in the underlying actions seek damages allegedly caused by ground water contamination arising out of certain coal mining operations in West Virginia.  In its third-party complaint, Heritage Coal seeks a determination of its potential rights of contribution against AK Steel pursuant to a January 20, 1984 Asset Purchase Agreement between Heritage Coal’s predecessor-in-interest, Peabody Coal Company, as buyer, and AK Steel’s predecessor-in-interest, Armco Inc., as seller, for the sale of certain coal real estate and leasehold interests located in West Virginia, which Heritage alleges included property now the subject of the underlying civil actions.  On March 28, 2010, AK Steel entered into a tentative settlement agreement with the plaintiffs and Heritage Coal.  The payments made by the Company pursuant to this settlement will not be material to the Company’s future financial results.  The parties are in the process of documenting and obtaining formal approval of the settlement by all parties.  Upon execution of the settlement documents by all parties, an application will need to be filed with the court to approve the terms of the settlement agreement.  Subject to approval by the court, the settlement will resolve all of the claims raised by Heritage Coal in the third-party complaint.

Butler Works Retiree Healthcare Benefits Litigation

As previously reported, on June 18, 2009, three former hourly members of the Butler Armco Independent Union filed a purported class action against AK Steel in the United States District Court for the Southern District of Ohio, Case No. 1-09CV00423 (the “2009 Retiree Action”), alleging that AK Steel did not have a right to make changes to their healthcare benefits.  On June 29, 2009, the plaintiffs filed an amended complaint.  The named plaintiffs in the 2009 Retiree Action sought, among other things, injunctive relief for themselves and the other members of a proposed class, including an order retroactively rescinding certain changes to retiree healthcare benefits negotiated by AK Steel with its union.  The proposed class the plaintiffs sought to represent consisted originally of all union-represented retirees of AK Steel other than those retirees who were included in the class covered by the Middletown Works Retiree Healthcare Benefits Litigation described below.  On August 21, 2009, AK Steel filed an answer to the amended complaint and filed a motion for summary judgment.  On September 14, 2009, plaintiffs filed a motion for partial summary judgment and responded to defendant’s motion.  On October 14, 2009, plaintiffs filed a motion for preliminary injunction, seeking to prevent certain scheduled January 2010 changes to retiree healthcare from taking effect.  On November 25, 2009, AK Steel filed its opposition to the motion for a preliminary injunction, opposition to plaintiffs’ motion for partial summary judgment, and reply in support of its motion for summary judgment.  A hearing on the then-pending motions was held on December 8, 2009.  During the course of the hearing, plaintiffs’ counsel notified the court that the pending motion for a preliminary injunction was limited to retirees from the Company’s Butler Works in Butler, Pennsylvania.  On January 29, 2010, the trial court issued an opinion and order granting plaintiffs’ motion for a preliminary injunction and barring the Company from effecting any further benefit reductions or new healthcare charges for Butler Works hourly retirees until final judgment in the case.

On February 2, 2010, AK Steel filed a notice of appeal to the United States Court of Appeals for the Sixth Circuit seeking a reversal of the decision to grant the preliminary injunction.   Absent a reversal of the decision to impose the preliminary injunction, the negotiated changes to retiree healthcare for the Company’s Butler Works retirees would be rescinded and the Company’s other postretirement benefit (“OPEB”) obligations would increase by approximately $145.0 based upon then-current valuation assumptions.  This amount reflects the value of the estimated additional healthcare and welfare benefits the Company would pay out with respect to the Butler hourly retirees.

In the third quarter of 2010, the Company reached a tentative settlement agreement (the “Hourly Class Settlement”) with the Butler Works hourly retirees who initiated the litigation.  The appeal pending in the Sixth Circuit Court of Appeals was stayed pending finalization of the Hourly Class Settlement.  The participants in the Hourly Class Settlement consist generally of all retirees and their surviving spouses who worked for AK Steel at Butler Works and retired from AK Steel on or before December 31, 2006 (the “Hourly Class Members”).  Pursuant to the Hourly Class Settlement, AK Steel agreed to continue to provide company-paid health and life insurance to Hourly Class Members through December 31, 2014, and to make combined lump sum payments totaling $86.0 to a Voluntary Employees Beneficiary Association trust (the “VEBA Trust”) and to plaintiffs’ counsel.  More specifically, AK Steel will make three cash contributions to the VEBA Trust as follows:  $21.4 on August 1, 2011; $30.0 on July 31, 2012; and $26.0 on July 31, 2013.  The balance of the $86.0 in lump sum payments will be paid to plaintiffs’ attorneys on August 1, 2011, to cover plaintiffs’ obligations with respect to attorneys’ fees.  Effective January 1, 2015, AK Steel will transfer to the VEBA Trust all OPEB obligations owed to the Hourly Class Members under the Company’s applicable health and welfare plans and will have no further liability for any claims incurred by the Hourly Class Members after December, 31, 2014, relating to their OPEB obligations.  The VEBA Trust will be utilized to fund all such future OPEB obligations to the Hourly Class Members.  Trustees of the VEBA will determine the scope of the benefits to be provided to the Hourly Class Members.

After reaching the Hourly Class Settlement, the Company was notified that a separate group of retirees from the Butler Works who were previously salaried employees and who had been members of the Butler Armco Independent Salaried Union also were asserting similar claims and desired to settle those claims on a basis similar to the settlement with the hourly employees. The participants in this group consist generally of all retirees and their surviving spouses who worked for AK Steel at Butler Works and retired from AK Steel between January 1, 1985, and on or before September 30, 2006 (the “Salaried Class Members”).  If the Salaried Class Members were to prevail on their claims, the Company’s other postretirement benefit obligation would have increased by approximately $8.5 based upon then-current valuation assumptions.  This amount reflects the value of the estimated additional healthcare and welfare benefits the Company would pay out with respect to the Salaried Class Members.  After negotiation with counsel representing the Salaried Class Members, the Company also reached a tentative settlement agreement with the Salaried Class Members (the “Salaried Class Settlement”).  The stay referenced above of the appeal pending in the Sixth Circuit Court of Appeals pending finalization of the Hourly Class Settlement also applies to the Salaried Class Settlement.

Pursuant to the Salaried Class Settlement, AK Steel agreed to continue to provide company-paid health and life insurance to Salaried Class Members through December 31, 2014, and to make combined lump sum payments totaling $5.0 to a VEBA Trust and to plaintiffs’ counsel.  AK Steel will make three cash contributions to the VEBA Trust as follows: approximately $1.2 on August 1, 2011; approximately $1.7 on July 31, 2012; and approximately $1.6 on July 31, 2013.  The balance of the $5.0 in lump sum payments will be paid to plaintiffs’ attorneys on August 1, 2011, to cover plaintiffs’ obligations with respect to attorneys’ fees.  Effective January 1, 2015, AK Steel will transfer to the VEBA Trust all OPEB obligations owed to the Salaried Class Members under the Company’s applicable health and welfare plans and will have no further liability for any claims incurred by the Salaried Class Members after December 31, 2014, relating to their OPEB obligations.  The VEBA Trust will be utilized to fund all such future OPEB obligations to the Salaried Class Members.  Trustees of the VEBA will determine the scope of the benefits to be provided to the Salaried Class Members.

The tentative settlements (hereinafter collectively referred to as the “Butler Retiree Settlement”) with both the Hourly Class Members and the Salaried Class Members (hereinafter collectively referred to as the “Class Members”) were subject to approval by the Court.  On September 17, 2010, the plaintiffs filed an Unopposed Motion to File a Second Amended Complaint and an Unopposed Amended Motion for an Order Conditionally Certifying Classes, and the parties jointly filed a Joint Motion for Preliminary Approval of Class Action Settlement Agreements and Proposed Class Notice.  On September 24, 2010, the Court held a hearing on these motions and issued orders granting the joint motion for preliminary approval of the Butler Retiree Settlement, conditionally certifying the two classes, and allowing the filing of a second amended complaint.  The second amended complaint was deemed filed as of September, 24, 2010 and defined the class represented by the Plaintiffs to consist of the Class Members.  Notice of the settlement was sent to all Class Members on October 1, 2010.  The Class Members were given the opportunity to object to the Butler Retiree Settlement in writing and at a hearing conducted by the Court to determine whether to approve that Settlement.  The deadline for filing objections was November 15, 2010 and only one objection was filed prior to that date.  That objection subsequently was withdrawn.  On December 20, 2010, the parties filed their motions for approval of the Butler Retiree Settlement.  Plaintiffs further filed a motion for approval of attorney fees and expenses.  A Fairness Hearing with respect to the settlement occurred on January 10, 2011.  There were no objections to the Butler Retiree Settlement or to the proposed attorney fee award expressed during the Fairness Hearing.  On January 10, 2011, the Court issued written orders granting final approval to the Butler Retiree Settlement, as well as the proposed attorney fee award.  The final judgment (the “Judgment”) formally approving the Butler Retiree Settlement and the attorney fee award also was entered on January 10, 2011.  The Butler Retiree Settlement became effective on that date.  No appeal from that Judgment has been taken and the time for filing such an appeal has expired.

As of December 31, 2010, the Company’s total OPEB liability for all of its retirees was approximately $795.4.  Following entry of the Judgment approving the Butler Retiree Settlement, the Company’s total OPEB liability (prior to any funding of the VEBA Trust) will increase by approximately $30.0 in 2011.  A one-time, pre-tax charge of approximately $14.2, based upon then-current valuation assumptions, will be recorded in the first quarter of 2011 to reverse previous amortization of the prior plan amendment.  In addition, the Company recorded a one-time charge of $9.1 in the fourth quarter of 2010 related to the Butler Retiree Settlement.  The remaining portion of the plan amendment will be amortized over approximately five years.  The Company’s only remaining liability with respect to the OPEB obligations to the Class Members will be to provide existing company-paid health and life insurance to Class Members through December 31, 2014, and to contribute the payments due to the VEBA Trust under the settlements.   The Company’s OPEB liability will be reduced after each of the annual contributions to the VEBA Trust under the terms of the settlements.  In addition, its OPEB liability will be reduced by the amounts of the continued payments of uncapped benefits through December 31, 2014.  After December 31, 2014, the Company will have no liability or responsibility with respect to OPEB obligations to the Class Members.

For accounting purposes, a settlement of the Company’s OPEB obligations related to the Class Members will be deemed to have occurred when AK Steel makes the last payment called for under the Settlement.

Middletown Works Retiree Healthcare Benefits Litigation

As previously reported, on June 1, 2006, AK Steel notified approximately 4,600 of its current retirees (or their surviving spouses) who formerly were hourly and salaried members of the Armco Employees Independent Federation (“AEIF”) that AK Steel was terminating their existing healthcare insurance benefits plan and implementing a new plan more consistent with current steel industry practices that would require the retirees to contribute to the cost of their healthcare benefits, effective October 1, 2006.  On July 18, 2006, a group of nine former hourly and salaried members of the AEIF filed a class action (the “Middletown Retiree Action”) in the United States District Court for the Southern District of Ohio (the “Court”), Case No. 1-06CV0468, alleging that AK Steel did not have a right to make changes to their healthcare benefits. The named plaintiffs in the Middletown Retiree Action sought, among other things, injunctive relief (including an order retroactively rescinding the changes) for themselves and the other members of the class.  On August 4, 2006, the plaintiffs in the Middletown Retiree Action filed a motion for a preliminary injunction seeking to prevent AK Steel from implementing the previously announced changes to healthcare benefits with respect to the AEIF-represented hourly employees.  AK Steel opposed that motion, but on September 22, 2006, the trial court issued an order granting the motion.  On October 8, 2007, the Company announced that it had reached a tentative settlement (the “Middletown Retiree Settlement”) of the claims of the retirees in the Middletown Retiree Action.  The Middletown Retiree Settlement was opposed by certain objecting class members, but their objections were rejected by the trial court and on appeal.  After the appeal of the objecting participants was dismissed, the Middletown Retiree Settlement became final on July 6, 2009.

Under terms of the Middletown Retiree Settlement, AK Steel has transferred to a Voluntary Employees Beneficiary Association trust (the “VEBA Trust”) all OPEB obligations owed to the covered retirees under the Company’s applicable health and welfare plans and will have no further liability for any claims incurred by those retirees after the effective date of the Middletown Retiree Settlement relating to their OPEB obligations.  The VEBA Trust will be utilized to fund the future OPEB obligations to the covered retirees.  Under the terms of the Middletown Retiree Settlement, AK Steel was obligated to initially fund the VEBA Trust with a contribution of $468.0 in cash within two business days of the effective date of that Settlement.  AK Steel made this contribution on March 4, 2008.  AK Steel further committed under the Middletown Retiree Settlement to make three subsequent annual cash contributions of $65.0 each, for a total contribution of $663.0.  AK Steel has timely made the first two of these three annual cash contributions of $65.0, leaving AK Steel obligated to make one more cash contribution in March of 2011.

Prior to the Middletown Retiree Settlement, the Company’s total OPEB liability for all of its retirees was approximately $2.0 billion.  Of that amount, approximately $1.0 billion was attributable to the retirees covered by the Middletown Retiree Settlement.  Immediately following the judgment approving that Settlement, the Company’s total OPEB liability was reduced by approximately $339.1.  This reduction in the Company’s OPEB liability is being treated as a negative plan amendment and amortized as a reduction to net periodic benefit cost over approximately eleven years.  This negative plan amendment will result in an annual net periodic benefit cost reduction of approximately $30.0 in addition to the lower interest costs associated with the lower OPEB liability.  Upon payment on March 4, 2008, of the initial $468.0 contribution by AK Steel to the VEBA Trust in accordance with the terms of the Middletown Retiree Settlement, the Company’s total OPEB liability was reduced further to approximately $1.1 billion.  The Company’s total OPEB liability was further reduced by the two $65.0 payments referred to above.  The Company’s total OPEB liability will be reduced further after the remaining $65.0 payment due in March 2011 is made.  In total, it is expected that the $663.0 Middletown Retiree Settlement ultimately will reduce the Company’s total OPEB liability by approximately $1.0 billion.

For accounting purposes, a settlement of the Company’s OPEB obligations related to the Class Members will be deemed to have occurred when AK Steel makes the last $65.0 payment called for under the Middletown Retiree Settlement.  In the first quarter of 2011, the Company will recognize the settlement accounting at the date of the final payment, which will result in a non-cash adjustment to the income statement for a portion of the accumulated gains and losses measured at that date.  The amount recognized will be prorated based on the portion settled of the total liability as of March 2008.

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

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include model-generated values that rely on inputs either directly observed or readily derived from available market data sources, such as Bloomberg or other news and data vendors.  Level 2 prices include: quoted prices for similar assets or liabilities in active markets, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates and yield curves observable at commonly quoted intervals or current market) and contractual prices for the underlying financial instrument, as well as other relevant economic factors.  Market values of the Company’s natural gas, electric, and nickel derivative values and foreign currency forward contracts values are generated using forward prices that are derived from observable futures prices relating to the respective commodity or currency from sources such as the New York Mercantile Exchange (NYMEX) or the London Metal Exchange (LME).  In cases where the derivative is an option contract (including caps, floors and collars), the Company’s valuations reflect adjustments made to valuations generated by the derivatives’ counterparty. After validating that the counterparty’s assumptions relating to implied volatilities are in line with an independent source for these implied volatilities, the Company discounts these model-generated future values with discount factors designed to reflect the credit quality of the party obligated to pay under the derivative contract.  While differing discount rates applied to different contracts as a function of differing maturities and different counterparties, for the period ended December 31, 2010, a spread over benchmark interest rates of less than three percent was used for contracts valued as liabilities, while the spread over benchmark rates of less than one and one-half percent was used for derivatives valued as assets.

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

	December 31, 2010			December 31, 2009
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Available for sale investments–
Marketable equity securities (a)	$29.9	$—	$29.9	$27.3	$—	$27.3
Foreign exchange contracts (b)	—	0.2	0.2	—	0.9	0.9
Commodity hedge contracts (c)	—	0.8	0.8	—	2.0	2.0
Assets measured at fair value	$29.9	$1.0	$30.9	$27.3	$2.9	$30.2

Liabilities –
Commodity hedge contracts (d)	$—	$0.1	$0.1	$—	$5.8	$5.8
Liabilities measured at fair value	$—	$0.1	$0.1	$—	$5.8	$5.8

(a) Held in a trust and included in Other investments on the Consolidated Balance Sheets.
(b) Included in Other current assets on the Consolidated Balance Sheets.
(c) Included in Other current assets or Other non-current assets on the Consolidated Balance Sheets.
(d) Included in Accrued liabilities on the Consolidated Balance Sheets.

The carrying value of the Company’s financial instruments, with the exception of the Company’s long-term debt, does not differ materially from their estimated fair value at the end of 2010 and 2009.  The Company has not adopted the fair value option for any assets or liabilities under ASC Section 825-10-15.

See Note 2 for fair value information on the Company’s pension assets and Note 5 for fair value information on the Company’s long-term debt.

NOTE 11 - Asset Retirement Obligations

The following table reflects changes in the carrying values of asset retirement obligations in accordance with ASC Subtopic 410-20, “Asset Retirement Obligations”, for the years ended December 31, 2010, 2009 and 2008.

	2010	2009	2008
Balance at beginning of year	$4.9	$4.4	$4.1
Accretion expense	0.4	0.5	0.3
Balance at end of year	$5.3	$4.9	$4.4

NOTE 12 - Investments in an Unrealized Loss Position

The Company has investments for a nonqualified pension plan with fair values less than cost at December 31, 2010.  The investments are in two mutual funds representing the Russell 1000 Value index and the Europe, Australasia and Far East (EAFE) index.  The investments in index funds represent broad asset categories designed to track macroeconomic conditions.  The Company evaluated past periods of market declines and the related periods of recovery.  The Company believes that the investments will recover to levels higher than cost in a reasonable period of time.  The Company has no short-term cash requirements for these investments and currently does not intend to liquidate them resulting in the realization of a loss before a period of time sufficient for the markets to recover.  Based on the market evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a recovery of fair value, the Company does not consider those investments to be other than temporarily impaired at December 31, 2010.

The following table reflects information on investments in an unrealized loss position as of December 31, 2010:

	Loss Position Less Than 12 Months		Loss Position Greater Than 12 Months		Loss Position Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Investment	Value	Loss	Value	Loss	Value	Loss

Marketable Equity Securities	—	—	$6.4	$0.6	$6.4	$0.6

NOTE 13 - Variable Interest Entity

In the first quarter of 2008, the Company’s Board of Directors approved a 20-year supply contract with Middletown Coke Company, Inc. (“Middletown Coke”), an affiliate of SunCoke Energy, Inc. (“SunCoke”), to provide the Company with metallurgical-grade coke and electrical power.  The coke and power will come from a new facility to be constructed, owned and operated by Middletown Coke adjacent to the Company’s Middletown Works.  The proposed new facility is expected to produce about 550,000 tons of coke and approximately 45 megawatts of electrical power annually.  The current anticipated cost to build the facility is approximately $380.0.  Under the agreement, the Company will purchase all of the coke and electrical power generated from the new plant for at least 20 years, helping the Company achieve its goal of more fully integrating its raw material supply and providing about 25% of the power requirements of Middletown Works.  The agreement was contingent upon, among other conditions, Middletown Coke receiving all necessary local, state and federal approvals and permits, as well as available economic incentives, to build and operate the proposed new facility.  Those contingencies have been satisfied or waived.  However, the issuance by the Ohio EPA of a Permit to Install for the facility is the subject of a legal challenge by the City of Monroe and others which is discussed in Note 9 above.  Even though the Company has no ownership interest in Middletown Coke, the expected production from the facility is completely committed to the Company.  As such, Middletown Coke is deemed to be a variable interest entity and the financial results of Middletown Coke are required to be consolidated with the results of the Company as directed by ASC Topic 810.  At December 31, 2010, Middletown Coke had approximately $242.4 in assets on the Company’s Consolidated Balance Sheets, comprised mainly of construction in progress which is reflected in Property, Plant and Equipment, net on the Company’s Consolidated Balance Sheets.  Additionally, Middletown Coke had approximately $248.0 in liabilities, comprised mainly of advances from its parent company, SunCoke, which are reflected in other non-current liabilities on the Company’s Consolidated Balance Sheets.

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

NOTE 14 - Disclosures About Derivative Instruments and Hedging Activities

The Company is subject to risks of exchange rate fluctuations on a portion of inter-company receivables that are denominated in foreign currencies.  The Company uses forward currency contracts to manage exposures to certain of these currency price fluctuations.  As of December 31, 2010, the Company had entered into forward currency contracts in the amount of 17,450,000 euros.  These contracts have not been designated as hedges for accounting purposes.

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

All commodity derivatives are marked to market and recognized as other current assets, other non-current assets or other accrued liabilities.  The effective gains and losses for designated commodity derivatives in cash flow hedge relationships are deferred in accumulated other comprehensive income on the Consolidated Balance Sheets and recognized into cost of products sold in the same period as the resulting earnings impacts associated with the underlying transaction.  Gains and losses on these designated derivatives arising from either hedge ineffectiveness or components excluded from the assessment of effectiveness are recognized in current earnings under cost of products sold.  All gains or losses from non-designated derivatives (i.e., those for which special hedge accounting treatment is not applied) are also reported in earnings on a current basis in cost of products sold.

Accounting guidance requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position.  In accordance with ASC Topic 815, “Derivatives and Hedging”, the Company designates commodity price swaps and options as cash flow hedges of forecasted purchases of raw materials and energy sources.

The following table summarizes information on the Company’s existing commodity hedges at December 31, 2010:

Commodity Hedge	Settlement Dates	Amount of existing gains (losses) expected to be reclassified into earnings within the next twelve months
Natural Gas	January 2011 to December 2011	$(0.4)

As of December 31, 2010, the Company had the following outstanding commodity price swaps and/or options that were entered into in order to hedge forecasted purchases:

Commodity	Amount	Unit
Nickel	238,095	lbs
Natural Gas	23,500,000	MMBTUs

The following table presents the fair value of derivative instruments in the Consolidated Balance Sheets as of December 31, 2010 and 2009, respectively:

		December 31, 2010		December 31, 2009
	Balance Sheet Location	Asset Fair Value	Liability Fair Value	Asset Fair Value	Liability Fair Value
Derivatives designated as hedging instruments:
Commodity contracts	Accrued liabilities	$—	$—	$—	$5.8
Total derivatives designated as hedging instruments		$—	$—	$—	$5.8

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	$0.2	$—	$0.9	$—
Commodity contracts	Other current assets	0.8	—	1.9	—
Commodity contracts	Other non-current assets	—	—	0.1	—
Commodity contracts	Accrued liabilities	—	0.1	—	—
Total derivatives not designated as hedging instruments		$1.0	$0.1	$2.9	$—
Total derivatives		$1.0	$0.1	$2.9	$5.8

The following table presents gains (losses) on derivative instruments included in the Consolidated Statements of Operations for the years ended December 31, 2010, and 2009, respectively:

	December 31,
	2010	2009
Derivatives in cash flow hedging relationships:
Commodity Contracts
Net amount recognized in Other Comprehensive Income (“OCI”)	$(16.2)	$(12.4)
Net amount reclassified from accumulated OCI into earnings (effective portion)	(17.1)	(40.1)
Amount recognized in cost of products sold (ineffective portion and amount excluded from effectiveness testing)	(12.9)	(9.4)

Derivatives not designated as hedging instruments:
Foreign Exchange Contracts
Amount recognized in other income, net	(0.7)	2.3

Commodity Contracts
Amount recognized in cost of products sold	1.8	2.8

NOTE 15 - Consolidated Quarterly Sales and Earnings (Losses) (Unaudited)

Earnings per share for each quarter and the year are calculated individually and may not sum to the total for the year.

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$1,405.7	$1,596.1	$1,575.9	$1,390.6	$5,968.3
Operating profit (loss)	57.6	65.6	(102.5)	(154.6)	(133.9)
Net income (loss) attributable to AK Steel Holding	1.9	26.7	(59.2)	(98.3)	(128.9)
Basic and diluted earnings (loss) per share	$0.02	$0.24	$(0.54)	$(0.89)	$(1.17)

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$922.2	$793.6	$1,041.1	$1,319.9	$4,076.8
Operating profit (loss)	(99.9)	(72.5)	15.3	87.0	(70.1)
Net income (loss) attributable to AK Steel Holding	(73.4)	(47.2)	6.2	39.8	(74.6)
Basic and diluted earnings (loss) per share	$(0.67)	$(0.43)	$0.06	$0.36	$(0.68)

NOTE 16 - Supplemental Guarantor Information

In May 2010, AK Steel issued $400.0 of 7 5/8% Senior Notes due 2020 (the “2020 Notes”).  In December 2010, the Company issued an additional $150.0 in aggregate principal amount of 2020 Notes as an add-on issuance under the same indentures governing the initial offering of 2020 Notes.  The 2020 Notes are governed by indentures entered into by AK Holding and its wholly-owned subsidiary, AK Steel.  Under the terms of the new indentures, AK Holding fully and unconditionally, jointly and severally, guarantees the payment of interest, principal and premium, if any, on the 2020 Notes.  AK Holding currently is the sole guarantor of the $550.0 of 2020 Notes.

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

Condensed Statements of Operations
For the Year Ended December 31, 2010

	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
Net sales	$—	$5,765.6	$615.7	$(413.0)	$5,968.3
Cost of products sold (exclusive of items shown below)	—	5,486.0	517.9	(382.4)	5,621.5
Selling and administrative expenses (exclusive of items shown below)	4.2	221.7	29.2	(44.3)	210.8
Depreciation	—	190.1	7.0	—	197.1
Other operating items	—	72.8	—	—	72.8
Total operating costs	4.2	5,970.6	554.1	(426.7)	6,102.2
Operating profit (loss)	(4.2)	(205.0)	61.6	13.7	(133.9)
Interest expense	—	32.8	0.2	—	33.0
Other income (expense)	—	(11.6)	3.9	0.1	(7.6)
Income (loss) before income taxes	(4.2)	(249.4)	65.3	13.8	(174.5)
Income tax provision (benefit)	(1.5)	(70.8)	23.7	4.8	(43.8)
Net income (loss)	(2.7)	(178.6)	41.6	9.0	(130.7)
Less: net loss attributable to noncontrolling interests	—	—	(1.8)	—	(1.8)
Net income (loss) attributable to AK Holding Corporation	(2.7)	(178.6)	43.4	9.0	(128.9)
Equity in net income (loss) of subsidiaries	(126.2)	52.4	—	73.8	—
Net income (loss) attributable to AK Holding Corporation	$(128.9)	$(126.2)	$43.4	$82.8	$(128.9)

Condensed Statements of Operations
For the Year Ended December 31, 2009
	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
Net sales	$—	$3,606.4	$567.6	$(97.2)	$4,076.8
Cost of products sold (exclusive of items shown below)	0.2	3,295.0	513.3	(58.9)	3,749.6
Selling and administrative expenses	3.5	191.4	28.5	(30.7)	192.7
Depreciation	—	197.4	7.2	—	204.6
Total operating costs	3.7	3,683.8	549.0	(89.6)	4,146.9
Operating profit (loss)	(3.7)	(77.4)	18.6	(7.6)	(70.1)
Interest expense	—	36.9	0.1	—	37.0
Other income (expense)	—	(1.6)	45.2	(34.5)	9.1
Income (loss) before income taxes	(3.7)	(115.9)	63.7	(42.1)	(98.0)
Income tax provision (benefit)	(1.3)	(36.2)	24.5	(7.0)	(20.0)
Net income (loss)	(2.4)	(79.7)	39.2	(35.1)	(78.0)
Less: net loss attributable to noncontrolling interests	—	—	(3.4)	—	(3.4)
Net income (loss) attributable to AK Holding Corporation	(2.4)	(79.7)	42.6	(35.1)	(74.6)
Equity in net income (loss) of subsidiaries	(72.2)	7.5	—	64.7	—
Net income (loss) attributable to AK Holding Corporation	$(74.6)	$(72.2)	$42.6	$29.6	$(74.6)

Condensed Statements of Operations
For the Year Ended December 31, 2008

	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
Net sales	$—	$6,990.0	$853.3	$(199.0)	$7,644.3
Cost of products sold (exclusive of items shown below)	0.1	5,892.1	717.7	(118.8)	6,491.1
Selling and administrative expenses	3.7	246.7	30.7	(57.5)	223.6
Depreciation	—	194.9	7.2	—	202.1
Other operating items	—	699.5	—	—	699.5
Total operating costs	3.8	7,033.2	755.6	(176.3)	7,616.3
Operating profit (loss)	(3.8)	(43.2)	97.7	(22.7)	28.0
Interest expense	—	46.2	0.3	—	46.5
Other income (expense)	—	(12.9)	52.3	(27.3)	12.1
Income (loss) before income taxes	(3.8)	(102.3)	149.7	(50.0)	(6.4)
Income tax provision (benefit)	(1.3)	(51.4)	50.5	(8.7)	(10.9)
Net income (loss)	(2.5)	(50.9)	99.2	(41.3)	4.5
Less: net loss attributable to noncontrolling interests	—	—	0.5	—	0.5
Net income (loss) attributable to AK Holding Corporation	(2.5)	(50.9)	98.7	(41.3)	4.0
Equity in net income (loss) of subsidiaries	6.5	57.4	—	(63.9)	—
Net income (loss) attributable to AK Holding Corporation	$4.0	$6.5	$98.7	$(105.2)	$4.0

Condensed Balance Sheets
As of December 31, 2010

	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$201.4	$15.4	$—	$216.8
Accounts receivable, net	—	516.6	57.8	(91.6)	482.8
Inventories, net	—	359.7	100.4	(11.4)	448.7
Deferred tax asset	—	225.6	0.1	—	225.7
Other current assets	0.2	29.1	0.8	—	30.1
Total Current Assets	0.2	1,332.4	174.5	(103.0)	1,404.1
Property, Plant and Equipment	—	5,324.1	344.1	—	5,668.2
Accumulated depreciation	—	(3,571.8)	(63.2)	—	(3,635.0)
Property, plant and equipment, net	—	1,752.3	280.9	—	2,033.2
Other Non-current Assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	55.6
Investment in affiliates	(1,341.0)	1,341.0	1,149.7	(1,149.7)	—
Inter-company accounts	1,985.5	(3,127.1)	(275.7)	1,417.3	—
Other investments	—	32.8	24.2	—	57.0
Goodwill	—	—	37.1	—	37.1
Other intangible assets	—	—	0.2	—	0.2
Deferred tax asset	—	581.2	0.3	—	581.5
Other non-current assets	—	19.2	0.7	—	19.9
TOTAL ASSETS	$644.7	$1,931.8	$1,447.5	$164.6	$4,188.6

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$518.6	$34.8	$(0.3)	$553.1
Accrued liabilities	—	136.7	8.3	—	145.0
Current portion of long-term debt	—	0.7	—	—	0.7
Current portion of pension and other postretirement benefit obligations	—	145.2	0.5	—	145.7
Total Current Liabilities	—	801.2	43.6	(0.3)	844.5
Non-current Liabilities:
Long-term debt	—	650.6	—	—	650.6
Pension and other postretirement benefit obligations	—	1,701.2	4.8	—	1,706.0
Other non-current liabilities	—	119.8	224.5	2.1	346.4
Total Non-current Liabilities	—	2,471.6	229.3	2.1	2,703.0
TOTAL LIABILITIES	—	3,272.8	272.9	1.8	3,547.5
TOTAL AK STEEL HOLDING CORPORATION STOCKHOLDERS’ EQUITY (DEFICIT)	644.7	(1,341.0)	1,178.2	162.8	644.7
Noncontrolling interest	—	—	(3.6)	—	(3.6)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	644.7	(1,341.0)	1,174.6	162.8	641.1
TOTAL LIABILITIES AND EQUITY	$644.7	$1,931.8	$1,447.5	$164.6	$4,188.6

Condensed Balance Sheets
As of December 31, 2009

	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
ASSETS
Current Assets:
Cash and cash equivalents	$—	$444.3	$17.4	$—	$461.7
Accounts receivable, net	—	501.8	67.9	(106.6)	463.1
Inventories, net	—	349.5	90.8	(23.6)	416.7
Deferred tax asset	—	223.9	—	—	223.9
Other current assets	0.1	63.8	0.8	—	64.7
Total Current Assets	0.1	1,583.3	176.9	(130.2)	1,630.1
Property, Plant and Equipment	—	5,210.4	174.7	—	5,385.1
Less accumulated depreciation	—	(3,351.8)	(57.3)	—	(3,409.1)
Property, plant and equipment, net	—	1,858.6	117.4	—	1,976.0
Other Non-current Assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	55.6
Investment in affiliates	(1,180.8)	1,180.8	1,038.7	(1,038.7)	—
Inter-company accounts	2,061.5	(3,066.3)	(321.6)	1,326.4	—
Other investments	—	31.6	20.5	—	52.1
Goodwill	—	—	37.1	—	37.1
Other intangible assets	—	—	0.2	—	0.2
Deferred tax asset	—	514.4	0.3	—	514.7
Other non-current assets	—	8.5	0.4	—	8.9
TOTAL ASSETS	$880.8	$2,110.9	$1,125.5	$157.5	$4,274.7
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$423.8	$15.2	$(0.1)	$438.9
Accrued liabilities	—	149.8	8.7	(1.5)	157.0
Current portion of long-term debt	—	0.7	—	—	0.7
Pension and other postretirement benefit obligations	—	143.6	0.5	—	144.1
Total Current Liabilities	—	717.9	24.4	(1.6)	740.7
Non-current Liabilities:
Long-term debt	—	605.8	—	—	605.8
Pension and other postretirement benefit obligations	—	1,851.2	5.0	—	1,856.2
Other non-current liabilities	—	116.8	75.8	(0.7)	191.9
Total Non-current Liabilities	—	2,573.8	80.8	(0.7)	2,653.9
TOTAL LIABILITIES	—	3,291.7	105.2	(2.3)	3,394.6
TOTAL AK HOLDING STOCKHOLDERS’ EQUITY (DEFICIT)	880.8	(1,180.8)	1,021.0	159.8	880.8
Noncontrolling interest	—	—	(0.7)	—	(0.7)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	880.8	(1,180.8)	1,020.3	159.8	880.1
TOTAL LIABILITIES AND EQUITY	$880.8	$2,110.9	$1,125.5	$157.5	$4,274.7

Condensed Statements of Cash Flows
For the Year Ended December 31, 2010
	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
Net cash flows from operating activities	$(2.0)	$(157.5)	$41.2	$(14.1)	$(132.4)
Cash flows from investing activities:
Capital investments	—	(117.0)	(149.3)	—	(266.3)
Other investing items, net	—	1.3	(1.3)	—	—
Net cash flows from investing activities	—	(115.7)	(150.6)	—	(266.3)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	549.1	—	—	549.1
Redemption of long-term debt	—	(506.3)	—	—	(506.3)
Debt issuance costs	—	(11.3)	—	—	(11.3)
Proceeds from exercise of stock options	1.3	—	—	—	1.3
Purchase of treasury stock	(7.9)	—	—	—	(7.9)
Common stock dividends paid	(22.0)	—	—	—	(22.0)
Inter-company activity	28.3	1.1	(43.5)	14.1	—
Advances from minority interest owner	—	—	151.7	—	151.7
Other financing items, net	2.3	(2.3)	(0.8)	—	(0.8)
Net cash flows from financing activities	2.0	30.3	107.4	14.1	153.8
Net decrease in cash and cash equivalents	—	(242.9)	(2.0)	—	(244.9)
Cash and equivalents, beginning of period	—	444.3	17.4	—	461.7
Cash and equivalents, end of period	$—	$201.4	$15.4	$—	$216.8

Condensed Statements of Cash Flows
For the Year Ended December 31, 2009
	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
Net cash flows from operating activities	$(1.7)	$(95.7)	$68.3	$87.9	$58.8
Cash flows from investing activities:
Capital investments	—	(108.5)	(25.0)	—	(133.5)
Proceeds from the sale of investments and property, plant and equipment	—	0.5	—	—	0.5
Other investing items, net	—	5.4	(5.8)	—	(0.4)
Net cash flows from investing activities	—	(102.6)	(30.8)	—	(133.4)
Cash flows from financing activities:
Redemption of long-term debt	—	(23.5)	—	—	(23.5)
Purchase of treasury stock	(11.4)	—	—	—	(11.4)
Common stock dividends paid	(22.0)	—	(15.8)	15.8	(22.0)
Inter-company activity	34.6	114.8	(45.7)	(103.7)	—
Advances from minority interest owner	—	—	29.0	—	29.0
Other financing items, net	0.5	2.7	(1.7)	—	1.5
Net cash flows from financing activities	1.7	94.0	(34.2)	(87.9)	(26.4)
Net decrease in cash and cash equivalents	—	(104.3)	3.3	—	(101.0)
Cash and equivalents, beginning of period	—	548.6	14.1	—	562.7
Cash and equivalents, end of period	$—	$444.3	$17.4	$—	$461.7

Condensed Statements of Cash Flows
For the Year Ended December 31, 2008
	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
Net cash flows from operating activities	$(1.7)	$51.9	$108.2	$(75.3)	$83.1
Cash flows from investing activities:
Capital investments	—	(211.5)	(3.0)	—	(214.5)
Purchase of investments	—	(12.1)	—	—	(12.1)
Proceeds from the sale of investments and property, plant and equipment	—	8.4	—	—	8.4
Other investing items, net	—	0.8	(0.4)	—	0.4
Net cash flows from investing activities	—	(214.4)	(3.4)	—	(217.8)
Cash flows from financing activities:
Redemption of long-term debt	—	(26.9)	—	—	(26.9)
Proceeds from stock options	3.4	—	—	—	3.4
Purchase of treasury stock	(24.0)	—	—	—	(24.0)
Common stock dividends paid	(22.4)	—	(28.1)	28.1	(22.4)
Inter-company activity	44.8	(18.9)	(73.1)	47.2	—
Tax benefits from stock-based transactions	—	12.2	—	—	12.2
Advances from minority interest owner	—	45.5	—	—	45.5
Other financing items, net	(0.1)	0.2	(4.1)	—	(4.0)
Net cash flows from financing activities	1.7	12.1	(105.3)	75.3	(16.2)
Net decrease in cash and cash equivalents	—	(150.4)	(0.5)	—	(150.9)
Cash and equivalents, beginning of period	—	699.0	14.6	—	713.6
Cash and equivalents, end of period	$—	$548.6	$14.1	$—	$562.7

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

With the participation of Management, the Company’s chief executive officer and its chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2010.  Based upon this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of December 31, 2010.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fourth quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, the Company’s management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment and those criteria, management has determined that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, which appears on the following page.

Dated:	February 22, 2011	/s/ JAMES L. WAINSCOTT
James L. Wainscott
Chairman of the Board, President and
Chief Executive Officer

Dated:	February 22, 2011	/s/ ALBERT E. FERRARA, Jr.
Albert E. Ferrara, Jr.
Senior Vice President, Finance and
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
AK Steel Holding Corporation
West Chester, Ohio

We have audited the internal control over financial reporting of AK Steel Holding Corporation and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010 of the Company and our report dated February 22, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Cincinnati, Ohio
February 22, 2011

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information with respect to the Company’s Executive Officers is set forth in Part I of this Annual Report pursuant to General Instruction G of Form 10-K.  The information required to be furnished pursuant to this item with respect to Directors of the Company will be set forth under the caption “Election of Directors” in the Company’s proxy statement (the “2011 Proxy Statement”) to be furnished to stockholders in connection with the solicitation of proxies by the Company’s Board of Directors for use at the 2011 Annual Meeting of Stockholders, and is incorporated herein by reference.

The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2011 Proxy Statement, and is incorporated herein by reference.

The information required to be furnished pursuant to this item with respect to the Audit Committee and the Audit Committee financial expert will be set forth under the caption “Committees of the Board of Directors” in the 2011 Proxy Statement, and is incorporated herein by reference.

Information required to be furnished pursuant to this item with respect to and any material changes to the process by which security holders may recommend nominees to the Board of Directors will be set forth under the caption “Stockholder Proposals for the 2012 Annual Meeting and Nominations of Directors” in the 2011 Proxy Statement, and is incorporated herein by reference.

The Company has adopted: a Code of Ethics covering its Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and other persons performing a similar function; a Code of Business Conduct and Ethics for Directors, Officers and Employees; and Corporate Governance Guidelines.  These documents, along with charters of its Audit, Management Development and Compensation, Nominating and Governance, and Public and Environmental Issues Committees, are posted on the Company’s website at www.aksteel.com.  Disclosures of amendments to or waivers with regard to the provisions of the Code of Ethics also will be posted on the Company’s website.

Item 11.	Executive Compensation.

The information required to be furnished pursuant to this item will be set forth under the caption “Executive Compensation” and in the Director Compensation Table and its accompanying narrative in the 2011 Proxy Statement, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required to be furnished pursuant to this item with respect to compensation plans under which equity securities of the Company are authorized for issuance will be set forth under the caption “Equity Compensation Plan Information” in the 2011 Proxy Statement, and is incorporated herein by reference.

Other information required to be furnished pursuant to this item will be set forth under the caption “Stock Ownership” in the 2011 Proxy Statement, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required to be furnished pursuant to this will be set forth under the captions “Related Person Transaction Policy” and “Board Independence” in the 2011 Proxy Statement, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required to be furnished pursuant to this item will be set forth under the caption “Principal Accounting Firm Fees” in the 2011 Proxy Statement, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The consolidated financial statements of AK Steel Holding Corporation filed as part of this Annual Report are included in Item 8.

The financial statements of Combined Metals of Chicago, LLC, an unconsolidated subsidiary, are included in Exhibits 99.2 and 99.3.

(a)(2)  Financial Statement Schedules

The information required to be submitted in the Financial Statement Schedules has been included in Exhibit 99.1. All other schedules are omitted because they are not applicable or the required information is contained in the applicable financial statements or notes thereto.

 (a)(3)  Exhibits

List of exhibits begins on next page.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1(a)
Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on December 20, 1993 (incorporated herein by reference to Exhibit 3.1 to the AK Steel Holding Corporation’s Registration Statement on Form S-1 (File No. 33-74432)).

3.1(b)	Certificate of Amendment of Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1.1 to the AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on May 28, 1998).

*3.2	By-laws of AK Steel Holding Corporation (as amended and restated as of May 27, 2010).

4.1
Indenture, dated as of May 11, 2010, among AK Steel Corporation, as issuer, AK Steel Holding Corporation, as guarantor, and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on May 11, 2010).

4.2
First Supplemental Indenture, dated as of May 11, 2010, among AK Steel Corporation, as issuer, AK Steel Holding Corporation, as guarantor, and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.2 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on May 11, 2010).

10.1+
Executive Deferred Compensation Plan (as amended and restated as of October 18, 2007), (incorporated herein by reference to Exhibit 10.2 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, as filed with the Commission on November 6, 2007).

10.2+
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

10.4+
Annual Management Incentive Plan (as amended and restated as of January 16, 2003), (incorporated herein by reference to Exhibit 10.3 to AK Steel Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Commission on March 9, 2004).

10.4(a)+
First Amendment to the Annual Management Incentive Plan (as amended and restated as of January 16, 2003) (incorporated herein by reference to Exhibit 10.7(a) to AK Steel Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Commission on February 26, 2008).

10.5+
Supplemental Thrift Plan (as amended and restated as of October 18, 2007), (incorporated herein by reference to Exhibit 10.5 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, as filed with the Commission on November 6, 2007).

10.6+
Executive Minimum and Supplemental Retirement Plan (as amended and restated as of October 18, 2007), (incorporated herein by reference to Exhibit 10.1 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, as filed with the Commission on November 6, 2007).

10.6(a)+
First Amendment to the Executive Minimum and Supplemental Retirement Plan (as amended and restated as of October 18, 2007), (incorporated herein by reference to Exhibit 10.1 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, as filed with the Commission on November 4, 2008).

Exhibit Number	Description
10.6(b)+	Second Amendment to the Executive Minimum and Supplemental Retirement Plan (as amended and restated as of October 18, 2007), (incorporated herein by reference to Exhibit 10.4 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, as filed with the Commission on November 3, 2009).

10.7+
Form of Executive Officer Severance Agreement as approved by the Board of Directors on July 14, 2004 – Version 1 (incorporated herein by reference to Exhibit 10.1 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Commission on November 4, 2004).

10.8+
Form of Executive Officer Severance Agreement as approved by the Board of Directors on July 14, 2004 – Version 2 (incorporated herein by reference to Exhibit 10.2 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Commission on November 4, 2004).

10.9+
Form of First Amendment to the AK Steel Holding Corporation Executive Officer Severance Agreement (incorporated herein by reference to Exhibit 10.7 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, as filed with the Commission on November 6, 2007).

10.9(a)+
Form of Second Amendment to the AK Steel Holding Corporation Executive Officer Severance Agreement (incorporated herein by reference to Exhibit 10.3 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, as filed with the Commission on November 3, 2009).

10.10+
Form of Executive Officer Change of Control Agreement as approved by the Board of Directors on July 14, 2004 – Version 1 (incorporated herein by reference to Exhibit 10.3 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Commission on November 4, 2004).

10.11+
Form of Executive Officer Change of Control Agreement as approved by the Board of Directors on July 14, 2004 – Version 2 (incorporated herein by reference to Exhibit 10.4 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Commission on November 4, 2004).

10.12+
Form of Executive Officer Change of Control Agreement as approved by the Board of Directors on July 14, 2004 – Version 3 (incorporated herein by reference to Exhibit 10.5 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Commission on November 4, 2004).

10.13+
Form of Executive Officer Change of Control Agreement as approved by the Board of Directors on July 14, 2004 – Version 4 (incorporated herein by reference to Exhibit 10.6 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Commission on November 4, 2004).

10.14+
Form of First Amendment to the AK Steel Holding Corporation Executive Officer Change of Control Agreement (incorporated herein by reference to Exhibit 10.8 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, as filed with the Commission on November 6, 2007).

10.15+
Form of Restricted Stock Award for special bonus grants to executive officers and selected key managers of the Company (incorporated herein by reference to Exhibit 10.25 to AK Steel Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 8, 2005).

Exhibit Number	Description
10.16+	Form of the Performance Share Award Agreement for performance-based equity awards to executive officers and key managers of the Company (incorporated herein by reference to Exhibit 10.26 to AK Steel Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 8, 2005).

10.17+	Stock Incentive Plan (as amended and restated as of March 18, 2010), (incorporated herein by reference to Exhibit 10.1 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, as filed with the Commission on July 30, 2010).

10.18+
Long-Term Performance Plan (as amended and restated as of April 12, 2010), (incorporated herein by reference to Annex A to AK Steel Holding Corporation’s Proxy Statement for its 2010 Annual Meeting of Stockholders held May 27, 2010, as filed with the Commission on April 12, 2010).

10.19
Loan and Security Agreement dated as of February 20, 2007, among AK Steel Corporation, as Borrower, Certain Financial Institutions, as Lenders, Bank of America, N.A., as Administrative and Collateral Agent, Wachovia Capital Finance Corporation (Central), as Syndication Agent, General Electric Capital Corporation, JPMorgan Chase Bank, N.A., and Fifth Third Bank, as Co-Documentation Agents, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated herein by reference to Exhibit 10.1 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, as filed with the Commission on November 1, 2010).

*11.1	Statement re: Computation of Per Share Earnings.

*12.1	Statement re: Computation of Ratio of Earnings to Combined Fixed Charges.

*12.2	Statement re: Computation of Ratio of Earnings to Fixed Charges.

*21.1	Subsidiaries of AK Steel Holding Corporation.

*23.1	Consent of Independent Registered Public Accounting Firm.

*23.2	Independent Auditor’s Consent.

*31.1	Section 302 Certification of Chief Executive Officer.

*31.2	Section 302 Certification of Chief Financial Officer.

*32.1	Section 906 Certification of Chief Executive Officer.

*32.2	Section 906 Certification of Chief Financial Officer.

*99.1	Valuation and Qualifying Accounts for the years ended December 31, 2010, 2009 and 2008.

99.2
Financial Statements of Combined Metals of Chicago, LLC for the years ended December 31, 2008, 2007 and 2006 (incorporated herein by reference to Exhibit 99.2 to AK Steel Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Commission on February 24, 2009).

*99.3	Financial Statements of Combined Metals of Chicago, LLC for the years ended December 31, 2010 and 2009.

*101
The following financial statements from the Annual Report on Form 10-K of AK Steel Holding Corporation for the year ended December 31, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Comprehensive Income (Loss); and (vi) the Notes to Consolidated Financial Statements and (vii) Exhibit 99.1-Valuation and Qualifying Accounts, tagged as blocks of text.

* Filed or furnished herewith, as applicable
+ Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in West Chester, Ohio, on February 22, 2011.

AK Steel Holding Corporation
(Registrant)

Dated:	February 22, 2011	/s/ ALBERT E. FERRARA, Jr.
Albert E. Ferrara, Jr.
Senior Vice President, Finance and Chief Financial Officer

Dated:	February 22, 2011	/s/ RICHARD S. WILLIAMS
Richard S. Williams
Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature	Title	Date

/s/ James L. Wainscott	Chairman of the Board, President	February 21, 2011
James L. Wainscott	and Chief Executive Officer

/s/ Robert H. Jenkins	Lead Director	February 21, 2011
Robert H. Jenkins

/s/ Richard A. Abdoo	Director	February 21, 2011
Richard A. Abdoo

/s/ John S. Brinzo	Director	February 21, 2011
John S. Brinzo

/s/ Dennis C. Cuneo	Director	February 21, 2011
Dennis C. Cuneo

/s/ William K. Gerber	Director	February 21, 2011
William K. Gerber

/s/ Dr. Bonnie G. Hill	Director	February 21, 2011
Dr. Bonnie G. Hill

/s/ Ralph S. Michael III	Director	February 21, 2011
Ralph S. Michael III

/s/ Shirley D. Peterson	Director	February 21, 2011
Shirley D. Peterson

/s/ Dr. James A. Thomson	Director	February 21, 2011
Dr. James A. Thomson