Form 10-Q
period 2011-03-31
AK STEEL HOLDING CORP
filed 2011-05-05
CIK 918160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
_________________________________

FORM 10-Q
_________________________________

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.         Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company.   Yes  ☐  No  ☒

There were 110,256,953 shares of common stock outstanding as of May 3, 2011.

AK STEEL HOLDING CORPORATION

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

AK STEEL HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share data)
	Three Months Ended
	March 31,
(unaudited)	2011	2010

Net sales	$1,581.1	$1,405.7

Cost of products sold (exclusive of items shown below)	1,459.5	1,243.6
Selling and administrative expenses	55.4	54.2
Depreciation	46.7	50.3

Total operating costs	1,561.6	1,348.1

Operating profit	19.5	57.6
Interest expense	8.6	8.9
Other income (expense)	3.4	(4.6)

Income before income taxes	14.3	44.1

Income tax provision due to tax law change	—	25.3
Income tax provision	5.8	17.4
Total income tax provision	5.8	42.7

Net income	8.5	1.4
Less: Net loss attributable to noncontrolling interests	(0.2)	(0.5)

Net income attributable to AK Steel Holding Corporation	$8.7	$1.9

Basic and diluted earnings per share:
Net income per share attributable to AK Steel Holding Corporation common stockholders	$0.08	$0.02

Dividends declared and paid per share	$0.05	$0.05

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions)
	March 31,	December 31,
(unaudited)	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$54.1	$216.8
Accounts receivable, net	641.7	482.8
Inventory, net	689.7	448.7
Deferred tax asset, current	226.1	225.7
Other current assets	26.3	30.1
Total current assets	1,637.9	1,404.1
Property, plant and equipment	5,765.1	5,668.2
Accumulated depreciation	(3,681.7)	(3,635.0)
Property, plant and equipment, net	2,083.4	2,033.2
Other non-current assets:
Investment in AFSG Holdings, Inc.	55.6	55.6
Goodwill	37.1	37.1
Deferred tax asset, non-current	591.7	581.5
Other non-current assets	78.8	77.1
Total other non-current assets	763.2	751.3
TOTAL ASSETS	$4,484.5	$4,188.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under credit facility	$75.0	$—
Accounts payable	762.9	553.1
Accrued liabilities	182.9	145.0
Current portion of long-term debt	0.7	0.7
Current portion of pension and other postretirement benefit obligations	104.5	145.7
Total current liabilities	1,126.0	844.5
Non-current liabilities:
Long-term debt	650.5	650.6
Pension and other postretirement benefit obligations	1,670.8	1,706.0
Other non-current liabilities	413.3	346.4
Total non-current liabilities	2,734.6	2,703.0
TOTAL LIABILITIES	3,860.6	3,547.5
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, authorized 25,000,000 shares	—	—
Common stock, authorized 200,000,000 shares of $.01 par value each; issued 123,193,360 and 122,829,975 shares in 2011 and 2010; outstanding 110,256,953 and 109,986,790 shares in 2011 and 2010	1.2	1.2
Additional paid-in capital	1,914.4	1,909.4
Treasury stock, common shares at cost, 12,936,407 and 12,843,185 shares in 2011 and 2010	(171.4)	(170.1)
Accumulated deficit	(1,185.1)	(1,188.4)
Accumulated other comprehensive income	68.7	92.6
Total AK Steel Holding Corporation stockholders’ equity	627.8	644.7
Noncontrolling interests	(3.9)	(3.6)
TOTAL STOCKHOLDERS’ EQUITY	623.9	641.1
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,484.5	$4,188.6

The Condensed Consolidated Balance Sheets for March 31, 2011 and December 31, 2010, include the following amounts related to consolidated variable interest entities:

	March 31,	December 31,
	2011	2010
Property, plant and equipment	$320.4	$251.6
Accumulated depreciation	(8.4)	(8.3)
Accounts payable	16.3	19.5
Other non-current liabilities	298.5	226.2

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
	Three Months Ended
	March 31,
(unaudited)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8.5	$1.4
Depreciation	46.7	50.3
Amortization	4.5	5.9
Deferred income taxes	4.4	44.8
Contributions to pension trust	(30.0)	(75.0)
Contributions to Middletown retirees VEBA	(65.0)	(65.0)
Pension and other postretirement benefit payments greater than expense	(29.0)	(29.0)
Working capital	(133.3)	(47.6)
Working capital—SunCoke Middletown	(0.4)	0.5
Other operating items, net	(3.8)	6.5
Net cash flows from operating activities	(197.4)	(107.2)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	(35.6)	(14.9)
Capital investments—SunCoke Middletown	(71.7)	(2.0)
Other investing items, net	0.4	—
Net cash flows from investing activities	(106.9)	(16.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under credit facility	75.0	—
Redemption of long-term debt	(0.2)	(0.2)
Proceeds from exercise of stock options	0.1	1.3
Purchase of treasury stock	(1.4)	(7.5)
Common stock dividends paid	(5.5)	(5.5)
Advances from noncontrolling interest owner to SunCoke Middletown	72.4	2.3
Other financing items, net	1.2	2.2
Net cash flows from financing activities	141.6	(7.4)

Net decrease in cash and cash equivalents	(162.7)	(131.5)

Cash and cash equivalents, beginning of period	216.8	461.7

Cash and cash equivalents, end of period	$54.1	$330.2

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise indicated)

NOTE 1 - Basis of Presentation

In the opinion of the management of AK Steel Holding Corporation (“AK Holding”) and AK Steel Corporation (“AK Steel”, and together with AK Holding, the “Company”), the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2011, the results of its operations for the three months ended March 31, 2011 and 2010, and its cash flows for the three months ended March 31, 2011 and 2010.  The results of operations for the three months ended March 31, 2011, are not necessarily indicative of the results to be expected for the year ending December 31, 2011.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2010.

NOTE 2 - Earnings Per Share

Earnings per share is calculated utilizing the “two-class” method.  In applying the “two-class” method, undistributed earnings (losses) are allocated to both common shares and participating securities.  The sum of distributed earnings to common stockholders and undistributed earnings (losses) allocated to common stockholders is divided by the weighted-average number of common shares outstanding during the period.  The restricted stock granted by AK Holding is entitled to dividends and meets the criteria of a participating security.

	Three Months Ended
	March 31,
	2011	2010
Net income attributable to AK Holding	$8.7	$1.9
Less: Distributed earnings to common stockholders and holders of certain stock compensation awards	5.5	5.5
Undistributed earnings (losses)	$3.2	$(3.6)

Common stockholders earnings—basic and diluted:
Distributed earnings to common stockholders	$5.5	$5.5
Undistributed earnings (losses) to common stockholders	3.2	(3.6)
Common stockholders earnings—basic and diluted	$8.7	$1.9

Weighted-average common shares outstanding (in millions):
Common shares outstanding for basic earnings per share	109.7	109.5
Effect of dilutive stock-based compensation	0.4	0.5
Common shares outstanding for diluted earnings per share	110.1	110.0

Basic and diluted earnings per share:
Distributed earnings	$0.05	$0.05
Undistributed earnings (losses)	0.03	(0.03)
Basic and diluted earnings per share	$0.08	$0.02

Potentially issuable common shares excluded from earnings per share calculation due to anti-dilutive effect (in millions)	0.6	0.3

NOTE 3 - Inventories

Inventories are valued at the lower of cost or market.  The cost of the majority of inventories is measured on the last-in, first-out (LIFO) method.  Other inventories are measured principally at average cost and consist mostly of foreign inventories and certain raw materials.

	March 31,	December 31,
	2011	2010
Finished and semi-finished	$863.3	$702.2
Raw materials	365.2	260.7
Total cost	1,228.5	962.9
Adjustment to state inventories at LIFO value	(538.8)	(514.2)
Net inventories	$689.7	$448.7

NOTE 4 - Pension and Other Postretirement Benefits

The Company provides noncontributory pension and various healthcare and life insurance benefits to most employees and retirees.  The pension plan is not fully funded and the Company plans to contribute at least $170.0 to the qualified pension plan trust in 2011, which will satisfy the Company’s minimum required contributions for the current year.  Actual contributions are presented below:

	Three Months Ended March 31,
	2011	2010
Pension plan contributions	$30.0	$75.0

Net periodic benefit costs (income) for pension and other postretirement benefits were as follows:

	Three Months Ended
	March 31,
	2011	2010
Pension Benefits
Service cost	$0.8	$0.8
Interest cost	45.2	47.9
Expected return on assets	(52.0)	(48.9)
Amortization of prior service cost	1.2	1.0
Amortization of loss	4.7	4.3
Net periodic benefit cost (income)	$(0.1)	$5.1
Other Postretirement Benefits
Service cost	$1.0	$1.0
Interest cost	9.9	10.8
Settlement gain related to Middletown Retiree Settlement	(14.0)	—
Amortization of prior service credit	(19.1)	(19.7)
Reversal of prior amortization related to Butler Retiree Settlement	14.2	—
Amortization of gain	(0.3)	(0.7)
Net periodic benefit cost (income)	$(8.3)	$(8.6)

In October 2007, the Company announced that it had reached a tentative settlement (the “Middletown Retiree Settlement”) of a class action filed on behalf of certain retirees from the Company’s Middletown Works relating to the Company’s other postretirement benefit (“OPEB”) obligations to such retirees.  That settlement became final in July 2009.  For accounting purposes, a settlement of the Company’s OPEB obligations related to the Middletown Retiree Settlement was deemed to have occurred in the first quarter of 2011 when the Company made the final payment of $65.0 to a Voluntary Employee Benefit Association (“VEBA”) trust created under the terms of that settlement.  In the first quarter of 2011, the Company recognized the settlement accounting at the date of the final payment and recorded a non-cash gain of $14.0 in the income statement.  The amount recognized was prorated based on the portion of the total liability as of March 2008 that was settled pursuant to the Middletown Retiree Settlement.  A further discussion of the Middletown Retiree Settlement can be found in Note 9 in the discussion of the Middletown Works retiree healthcare benefits litigation.

In the third quarter of 2010, the Company reached a tentative settlement agreement (the “Butler Retiree Settlement”) of a class action filed on behalf of certain retirees from the Company’s Butler Works relating to the Company’s OPEB obligations to such retirees.  That settlement became final in January 2011.  The effect of the settlement on the

Company’s total OPEB liability (prior to any funding of a VEBA Trust created under the terms of the settlement) was an increase in that liability of approximately $29.6 in the first quarter of 2011.  With respect to this increase, a one-time, pre-tax charge of $14.2 was recorded in the first quarter of 2011 to reverse previous amortization of the prior plan amendment.  The remaining portion was recognized in other comprehensive income and will be amortized into earnings over approximately five years.  Included in the “Amortization of gain” for Other Postretirement Benefits in the three-month period ended March 31, 2010 was a charge of $0.4 as a result of a preliminary injunction issued on January 29, 2010 related to this issue.  A further discussion of the Butler Works retiree healthcare benefits litigation can be found in Note 9.

The OPEB liability was remeasured during the first quarter of 2011 for both the Butler Retiree Settlement and the Middletown Retiree Settlement with a net increase in the liability of $4.3 resulting from a decrease in the discount rate to 5.18% from the prior year end discount rate of 5.26%. This loss was recorded in other comprehensive income and will be amortized into earnings.

As a result of the enactment of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Acts”), the Company recorded a non-cash charge of $25.3 in the first quarter of 2010.  The charge was due to a reduction in the value of the Company’s deferred tax asset as a result of a change to the tax treatment associated with Medicare Part D reimbursements.  The Company expects to continue to receive Medicare Part D reimbursements despite passage of the Health Care Acts.

NOTE 5 - Share-based Compensation

AK Holding’s Stock Incentive Plan (the “SIP”) permits the granting of nonqualified stock option, restricted stock, performance share and restricted stock unit awards to Directors, officers and other employees of the Company.  Stockholders have approved an aggregate maximum of 19 million shares issuable under the SIP through December 31, 2019.

The following table summarizes information about share-based compensation expense, which the Company has estimated will be $15.3 for 2011:

	Three Months Ended March 31,
Share-based Compensation Expense	2011	2010
Stock options	$1.0	$1.3
Restricted stock	2.4	3.3
Restricted stock units issued to Directors	0.2	0.2
Performance shares	1.6	1.4
Pre-tax share-based compensation expense	$5.2	$6.2

Stock Options

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

The Company previously compensated its Directors in part with stock options that vested and became exercisable after one year.  On July 16, 2009, however, the Board of AK Holding, upon the recommendation of its outside compensation consultant, approved a change to the Director compensation program to replace the grants of stock options, which non-employee Directors previously received upon election to the Board and at five-year intervals thereafter, with ongoing quarterly awards of restricted stock units (“RSUs”).  This change did not affect the vesting of stock options granted to Directors prior to July 16, 2009.

The Company uses the Black-Scholes option valuation model to value the nonqualified stock options.  Historical data regarding stock option exercise behaviors was used to estimate the expected life of options granted based on the period of time that options granted are expected to be outstanding.  The risk-free interest rate is based on the Daily Treasury Yield Curve published by the U.S. Treasury on the date of grant.  The expected volatility is determined by using a blend of historical and implied volatility.  The expected dividend yield is based on the Company’s historical dividend payments.  The Company uses a straight-line method for amortizing the value of the share-based payments.  The Company estimates that 5% of the options issued will be forfeited.

The Company’s estimate of fair value of options granted is calculated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2011	2010
Expected volatility	59.7% – 70.4%	61.8% – 70.6%
Weighted-average volatility	62.10%	65.18%
Expected term (in years)	2.7 – 6.3	2.8 – 6.3
Risk-free interest rate	0.87% – 2.58%	1.35% – 2.89%
Dividend yield	1.37%	0.87%
Weighted-average grant-date fair value per share of options granted	$6.84	$11.66

A summary of option activity under the Company’s SIP for the three months ended March 31, 2011, is presented below:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2010	1,100,597	$16.86
Granted	299,093	14.58
Exercised	(16,718)	8.85

Outstanding at March 31, 2011	1,382,972	16.46	7.2 yrs	$3.3

Exercisable at March 31, 2011	813,775	17.22	6.0 yrs	2.2

Unvested at March 31, 2011	569,197	15.38	9.0 yrs	1.1

Unvested at March 31, 2011 expected to vest (a)	540,737	15.38	9.0 yrs	1.1

(a)	The Company estimates that 5% of the options issued and unvested at March 31, 2011 will be forfeited.

As of March 31, 2011, there were $2.2 of total unrecognized compensation costs related to non-vested stock options, which costs are expected to be recognized over a weighted average period of 1.4 years.

The following table summarizes information about stock options exercised for the relevant periods:

	Three Months Ended
	March 31,
	2011	2010
Total intrinsic value of options exercised (a)	$0.1	$2.2

(a)	Based upon the actual market price on the date of exercise, as determined by the quoted average of the reported high and low sales prices on such date.

Restricted Stock and Restricted Stock Units

Restricted stock awards granted to officers and key managers on or prior to December 31, 2006, were awarded on terms pursuant to which 25% of the shares covered by the award vest two years after the date of the award and an additional 25% vest on each of the third, fourth and fifth anniversaries of the date of the award.  Restricted stock awards granted to officers and key managers after December 31, 2006, ordinarily are awarded on terms pursuant to which the shares covered by the award vest ratably on the first, second and third anniversaries of the grant.  However, in connection with the promotion of three existing Named Executive Officers on May 26, 2010, the Company granted restricted stock to each of them that will not vest at all until the third anniversary of the grant date, at which time it will vest in full if the grantee is still in the employ of the Company.  This “cliff vesting” was used to provide an additional incentive for each of these Named Executive Officers to continue his employment with the Company during the three-year vesting period.

Since October 2008, the equity-based compensation granted to Directors has changed from a combination of stock options and restricted stock to being comprised entirely of RSUs.  Before October 16, 2008, Directors were granted restricted stock as the primary equity component of their compensation. On October 16, 2008, the Board amended the SIP to allow RSUs to be granted to non-employee Directors in lieu of restricted stock.  In addition, the Board of Directors permitted each Director a one-time election to convert all of his or her existing restricted stock to RSUs.  To the extent not so converted, restricted stock issued to a Director prior to October 16, 2008, vested at the end of the Director’s full tenure on the Board.  New grants of RSUs vest immediately upon grant, but are not settled (i.e., paid out) until one year after the date of the grant, unless deferred settlement is elected.  Directors have the option to defer settlement of their RSUs until six months following termination of their service on the Board and also may elect to take distribution of the shares upon settlement in a single distribution or in annual installments not to exceed fifteen years.

A summary of the activity for non-vested restricted stock awards for the three months ended March 31, 2011, is presented below:

Restricted Stock Awards	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2010	427,201	$16.26
Granted	340,493	14.58
Vested/restrictions lapsed	(279,368)	15.73
Outstanding at March 31, 2011	488,326	15.39

The following table summarizes information related to restricted stock awards vested for the relevant periods:

	Three Months Ended
	March 31,
	2011	2010
Fair value of restricted shares vested/restrictions lapsed	$4.1	$10.9

As of March 31, 2011, there were $6.5 of total unrecognized compensation costs related to non-vested restricted stock awards granted under the SIP, which costs are expected to be recognized over a weighted average period of 2.2 years.

Performance Shares

Performance shares are granted to officers and key managers.  The awards are earned based upon meeting performance measures over a three-year period.  Though a target number of performance shares are awarded on the grant date, the total number of performance shares issued to the participant upon vesting is based on two equally-rated metrics: (i) the Company’s share performance compared to a prescribed compounded annual growth rate and (ii) the Company’s total share return compared to Standard and Poor’s MidCap 400 index.

A summary of the activity for non-vested performance share awards for the three months ended March 31, 2011, is presented below:

Performance Share Awards	Performance Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2010	927,011	$18.85
Granted	384,352	15.78
Earned	—	—
Forfeited	(158,123)	33.18
Outstanding at March 31, 2011	1,153,240	15.86

As of March 31, 2011, there were $11.0 of total unrecognized compensation costs related to non-vested performance share awards granted under the SIP, which costs are expected to be recognized over a weighted average period of 1.7 years.

NOTE 6 - Long-term Debt and Other Financing

In April 2011, AK Steel entered into a new $1.0 billion asset-backed revolving credit facility (“New Credit Facility”) with a group of lenders.  The New Credit Facility, which is secured by most of the Company’s product inventory and accounts receivable, replaced AK Steel’s prior $850.0 asset-backed credit facility (“Replaced Credit Facility”), which was set to expire in February 2012 and was secured by the same classes of assets as the New Credit Facility.  The New Credit Facility contains restrictions similar to the Replaced Credit Facility, including limitations on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliate transactions.  In the aggregate, however, the restrictions in the New Credit Facility provide the Company with more flexibility than those under the Replaced Credit Facility, and only apply in the event that the Company’s availability under the New Credit Facility falls below certain specific thresholds, none of which exceed $225.0.  Availability is calculated as the lesser of the credit facility commitment or the Company's eligible collateral after advance rates, less outstanding revolver borrowings and letters of credit.  The Company does not expect any of these restrictions to affect or limit its ability to conduct its business in the ordinary course.  In addition, the New Credit Facility requires maintenance of a minimum fixed charge coverage ratio of one to one if availability under the New Credit Facility is less than $125.0.  As of March 31, 2011, there were outstanding borrowings of $75.0 under the Replaced Credit Facility and availability was reduced by $152.8 due to outstanding letters of credit, resulting in remaining availability of $621.2.  AK Holding currently is the sole guarantor of the New Credit Facility.

During the period, the Company was in compliance with all the terms and conditions of its debt agreements.

NOTE 7 - Income Taxes

Income taxes recorded through March 31, 2011, have been estimated based on year-to-date income and projected results for the full year.

As a result of the enactment of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, the Company recorded a non-cash charge of $25.3 in the first quarter of 2010.  The charge was due to a reduction in the value of the Company’s deferred tax asset as a result of a change to the tax treatment associated with Medicare Part D reimbursements.

NOTE 8 - Comprehensive Income (Loss)

Comprehensive income (loss), net of tax, is as follows:

	Three Months Ended
	March 31,
	2011	2010
Net income attributable to AK Holding	$8.7	$1.9
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	1.2	(2.1)
Cash flow hedges:
Gains (losses) arising in period	0.2	(22.6)
Less: Reclassification of losses (gains) included in net income	4.0	4.8
Unrealized holding gains (losses) on securities:
Unrealized holding gains (losses) arising during period	0.1	0.5
Less: Reclassification of losses (gains) included in net income	—	0.1
Pension and OPEB adjustment	(29.4)	(9.2)
Comprehensive income (loss)	$(15.2)	$(26.6)

Accumulated other comprehensive income, net of tax, is as follows:

	March 31,	December 31,
	2011	2010
Foreign currency translation	$4.7	$3.5
Cash flow hedges	3.8	(0.4)
Unrealized gain (loss) on investments	(0.2)	(0.3)
Employee benefit liability	60.4	89.8
Accumulated other comprehensive income	$68.7	$92.6

NOTE 9 - Environmental and Legal Contingencies

Environmental Contingencies

AK Steel and its predecessors have been conducting steel manufacturing and related operations since 1900.  Although the Company believes its operating practices have been consistent with prevailing industry standards during this time, hazardous materials may have been released in the past at one or more operating sites or third-party sites, including operating sites that the Company no longer owns.  To the extent reasonably estimable, the Company has estimated potential remediation expenditures for those sites where future remediation efforts are probable based on identified conditions, regulatory requirements or contractual obligations arising from the sale of a business or facility.  In general, the material components of these accruals include the costs associated with investigations, delineations, risk assessments, remedial work, governmental response and oversight costs, site monitoring, and preparation of reports to the appropriate environmental agencies.  Liabilities recorded on the Company’s Condensed Consolidated Balance Sheets for such estimated probable costs relating to environmental matters are presented below:

	March 31,	December 31,
	2011	2010
Accrued liabilities	$21.8	$20.4
Other non-current liabilities	37.3	38.7

The ultimate costs to the Company with respect to each site cannot be predicted with certainty because of the evolving nature of the investigation and remediation process.  Rather, to develop the estimates of the probable costs, the Company must make certain assumptions.  The most significant of these assumptions relate to the nature and scope of the work that will be necessary to investigate and remediate a particular site and the cost of that work.  Other significant assumptions include the cleanup technology that will be used, whether and to what extent any other parties will participate in paying the investigation and remediation costs, reimbursement of past response and future oversight costs by governmental agencies, and the reaction of the governing environmental agencies to the proposed work plans.  Costs of future expenditures are not discounted to their present value.  The Company does not believe that there is a reasonable possibility that a loss or losses exceeding the amounts accrued will be incurred in connection with the environmental matters discussed below that would, either individually or in the aggregate, have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.  However, since amounts recognized in the financial statements in accordance with accounting principles generally accepted in the United States exclude potential losses that are not probable or that may not be currently estimable, the ultimate costs of these environmental proceedings may be higher than those currently recorded in the Company’s condensed consolidated financial statements.

Except as expressly noted below, the Company does not currently anticipate any material effect on recurring operating costs or future profitability as a result of its compliance with current environmental regulations.  Moreover, because all domestic steel producers operate under the same set of federal environmental regulations, the Company does not believe that it is disadvantaged relative to its domestic competitors by the need to comply with these regulations.  Some foreign competitors may benefit from less stringent environmental requirements in the countries in which they produce, resulting in lower compliance costs and providing those foreign competitors with a cost advantage on their products.

Pursuant to the Resource Conservation and Recovery Act (“RCRA”), which governs the treatment, handling and disposal of hazardous waste, the EPA and authorized state environmental agencies may conduct inspections of RCRA-

regulated facilities to identify areas where there have been releases of hazardous waste or hazardous constituents into the environment and may order the facilities to take corrective action to remediate such releases.  AK Steel’s major steelmaking facilities are subject to RCRA inspections by environmental regulators.  While the Company cannot predict the future actions of these regulators, it is possible that they may identify conditions in future inspections of these facilities which they believe require corrective action.

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

As previously reported, on September 30, 1998, AK Steel’s predecessor, Armco Inc., received an order from the EPA under Section 3013 of RCRA requiring it to develop a plan for investigation of eight areas of Mansfield Works that allegedly could be sources of contamination.  A site investigation began in November 2000 and is continuing.  AK Steel cannot reliably estimate at this time how long it will take to complete this site investigation.  AK Steel currently has accrued approximately $1.1 for the projected cost of the study at Mansfield Works.  Until the site investigation is completed, AK Steel cannot reliably estimate the additional costs, if any, associated with any potentially required remediation of the site or the timeframe during which these potential costs would be incurred.

As previously reported, on July 23, 2007, and on December 9, 2008, the EPA issued Notices of Violation (“NOVs”) with respect to the coke plant at AK Steel’s Ashland Works alleging violations of pushing and combustion stack limits.  The Company has been investigating these claims and working with the EPA to attempt to resolve them through the negotiation of a Consent Decree that assumed the coke plant would continue to operate.  On December 28, 2010, however, the Company announced plans to permanently close the Ashland coke plant in 2011. The Company will continue to negotiate a Consent Decree with the EPA to resolve the NOVs, but as a consequence of the shutdown decision, the nature of the negotiations with the EPA has changed.  The Company anticipates that the focus now will be on the civil penalty associated with the alleged violations.  AK Steel believes it will reach a settlement in this matter, but it cannot be certain that a settlement will be reached and cannot reliably estimate at this time how long it will take to reach a settlement or what all of its terms might be.  AK Steel will vigorously contest any claims which cannot be resolved through a settlement.

As previously reported, AK Steel has been negotiating with the Pennsylvania Department of Environmental Protection (“PADEP”) to resolve an alleged unpermitted discharge of wastewater from the closed Hillside Landfill at the former Ambridge Works.  AK Steel has reached a settlement in this matter and on July 15, 2009, the parties entered into a Consent Order and Agreement (the “Consent Order”) to memorialize that settlement.  Under the terms of the Consent Order, AK Steel agreed to implement various corrective actions, including an investigation of the area where activities were conducted regarding the landfill, submission of a plan to collect and treat surface waters and seep discharges, and upon approval from PADEP, implementation of that plan.  Also, as part of the Consent Order, AK Steel paid a civil penalty of five hundred twenty-five thousand dollars.  AK Steel anticipates that the remaining cost associated with this matter will be approximately $4.5 in capital costs and $2.2 in expenses.  The Company has accrued the $2.2 for anticipated expenses associated with this matter.

In addition to the foregoing matters, AK Steel is or may be involved in proceedings with various regulatory authorities that may require AK Steel to pay fines, comply with more rigorous standards or other requirements or incur capital and operating expenses for environmental compliance.  The Company believes that the ultimate disposition of the proceedings will not have, individually or in the aggregate, a material adverse effect on its consolidated financial condition, results of operations or cash flows.

Legal Contingencies

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

As previously reported, on June 29, 2000, the United States filed a complaint on behalf of the EPA against AK Steel in the U.S. District Court for the Southern District of Ohio (the “Court”), Case No. C-1-00530, for alleged violations of the Clean Air Act, the Clean Water Act and the RCRA at the Middletown Works.  Subsequently, the State of Ohio, the Sierra Club and the National Resources Defense Council intervened.  On May 15, 2006, a Consent Decree in Partial Resolution of Pending Claims (the “Consent Decree”) was entered by the Court.  In accordance with the Consent Decree, the Company is in the process of implementing certain RCRA corrective action interim measures to address polychlorinated biphenyls (“PCBs”) in sediments and soils relating to Dicks Creek and certain other specified surface waters, adjacent floodplain areas, and other previously identified geographic areas. The Company also will undertake a comprehensive RCRA facility investigation at its Middletown Works and, as appropriate, complete a corrective measures study. Under the Consent Decree, the Company paid a civil penalty of $0.46 in 2006 and agreed to perform a supplemental environmental project to remove ozone-depleting refrigerants from certain equipment at an estimated cost of $0.85.  The Company has completed performance of the supplemental environmental project, and the project has been approved by the EPA.  The Company also has completed the remedial activity at Dicks Creek that was planned for 2010, but additional work remains to be performed.  The Company has accrued $11.7 for the cost of the remedial work required under the Consent Decree for this phase of the project.  Additional work will need to be performed after this phase, but the design plan for that work has not yet been approved.  Until that design plan is approved, the Company cannot reliably determine the actual cost of the remaining work required under the Consent Decree.  The Company currently estimates that the remaining work will be completed in 2012, but that estimated timeframe is subject to the potential for delays, such as due to work plan approval delays, adverse weather conditions, and/or unanticipated soil or sediment conditions.

As previously reported, since 1990, AK Steel (or its predecessor, Armco Inc.) has been named as a defendant in numerous lawsuits alleging personal injury as a result of exposure to asbestos.  The great majority of these lawsuits have been filed on behalf of people who claim to have been exposed to asbestos while visiting the premises of a current or former AK Steel facility.  Approximately 40% of these premises suits arise out of claims of exposure at a facility in Houston, Texas that has been closed since 1984.  The majority of asbestos cases pending in which AK Steel is a defendant do not include a specific dollar claim for damages.  In the cases that do include specific dollar claims for damages, the complaint typically includes a monetary claim for compensatory damages and a separate monetary claim in an equal amount for punitive damages, and does not attempt to allocate the total monetary claim among the various defendants.

Information on asbestos cases pending at December 31, 2010 is presented below:

Asbestos Cases Pending at
December 31, 2010
Claims with specific dollar claims for damages (a):
Claims of less than $0.2	111
Claims of $0.2 to $5.0	5
Claims of $5.0 to $15.0	3
Claims of $15.0 to $20.0	2
Total claims with specific dollar claims for damages	121
Claims without a specific dollar claim for damages	292
Total asbestos lawsuits pending	413

(a)	Involve a total of 2,480 plaintiffs and 16,543 defendants

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

	Year Ended December 31,
	2010	2009
New Claims Filed	122	252
Pending Claims Disposed Of	179	179
Total Amount Paid in Settlements	$0.8	$0.7

Since the onset of asbestos claims against AK Steel in 1990, five asbestos claims against it have proceeded to trial in four separate cases.  All five concluded with a verdict in favor of AK Steel.  AK Steel intends to continue to vigorously defend the asbestos claims asserted against it.  Based upon its present knowledge, and the factors set forth above, the Company believes it is unlikely that the resolution in the aggregate of the asbestos claims against AK Steel will have a materially adverse effect on the Company’s consolidated results of operations, cash flows or financial condition.  However, predictions as to the outcome of pending litigation, particularly claims alleging asbestos exposure, are subject to substantial uncertainties.  These uncertainties include (1) the significantly variable rate at which new claims may be filed, (2) the effect of bankruptcies of other companies currently or historically defending asbestos claims, (3) the uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, (4) the type and severity of the disease alleged to be suffered by each claimant, and (5) the potential for enactment of legislation affecting asbestos litigation.

As previously reported, on October 20, 2009, William Schumacher filed a purported class action against the AK Steel Corporation Retirement Accumulation Pension Plan, or AK RAPP, and the AK Steel Corporation Benefit Plans Administrative Committee in the United States District Court for the Southern District of Ohio, Case No. 1:09cv794. The complaint alleges that the method used under the AK RAPP to determine lump sum distributions does not comply with ERISA and the Internal Revenue Code and resulted in underpayment of benefits to him and the other class members.  The plaintiff and the other purportedly similarly situated individuals on whose behalf the plaintiff filed suit were excluded by the Court in 2005 from similar litigation previously reported and now resolved (the class action litigation filed January 2, 2002 by John D. West) based on previous releases of claims they had executed in favor of the Company.  There were a total of 92 individuals who were excluded from the prior litigation and the potential additional distributions to them at issue in the litigation total approximately $3.2, plus potential interest.  The defendants filed their answer to the complaint on March 22, 2010.  On August 11, 2010, the plaintiff filed his motion for class certification.  On January 24, 2011, that motion was granted.  On March 15, 2011, the plaintiff filed a motion for partial summary judgment.  No trial date has yet been set. The defendants intend to contest this matter vigorously.

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

As previously reported, in September and October 2008, several companies filed purported class actions in the United States District Court for the Northern District of Illinois, against nine steel manufacturers, including AK Holding.  The case numbers for these actions are 08CV5214, 08CV5371, 08CV5468, 08CV5633, 08CV5700, 08CV5942 and 08CV6197.  An additional action, case number 10CV04236, was filed in the same federal district court on July 8, 2010.  On December 28, 2010 another action, case number 32,321, was filed in state court in the Circuit Court for Cocke County, Tennessee.  The plaintiffs are companies which claim to have purchased steel products, directly or indirectly, from one or more of the defendants and they purport to file the actions on behalf of all persons and entities who purchased steel products for delivery or pickup in the United States from any of the named defendants at any time from at least as early as January 2005 to the present. The complaints allege that the defendant steel producers have conspired to restrict output and to fix, raise, stabilize and maintain artificially high prices with respect to steel products in the United States.  On January 2, 2009, the defendants filed motions to dismiss all of the claims set forth in the Complaints.  On June 12, 2009, the court issued an Order denying the defendants’ motions to dismiss.  Discovery has commenced.  No trial date has been set.  AK Holding intends to contest this matter vigorously.

As previously reported, on January 28, 2009, the City of Monroe, Ohio (“Monroe”) filed an action in the United States District Court for the Southern District of Ohio against Middletown Coke Company, Inc. and SunCoke Energy, Inc., Case No. 1-09-CV-63.  The complaint purported to be filed pursuant to Section 304(a)(3) of the Clean Air Act (“CAA”), 42 U.S.C. § 7604(a)(3), and sought injunctive relief, civil penalties, attorney fees, and other relief to prevent the construction of a new cokemaking facility on property adjacent to the Company’s Middletown Works.  The coke produced by the facility would be used by the Middletown Works.  The Complaint alleged that the new facility will be a stationary source of air pollution without a permit issued under the New Source Review program of the CAA, including its Prevention of Significant Deterioration and Nonattainment New Source Review requirements.  On February 27, 2009, the defendants filed a motion to dismiss, or in the alternative to stay, the action pending final resolution of appeals (the “First ERAC Appeal”) to the Ohio Environmental Review Appeals Commission (“ERAC”) by Monroe and others of a Permit to Install the cokemaking facility issued by the Ohio Environmental Protection Agency (“OEPA”), Case Nos. 096256, 096265 and 096268-096285, consolidated.  In March 2009, AK Steel became a party to both the pending federal action and the First ERAC Appeal for the purpose of supporting the issuance of the permit to install and opposing the efforts by Monroe and others to prevent construction of the facility.  On August 20, 2009, the Court in the federal action granted defendants’ motion to dismiss.  On September 16, 2009, Monroe filed a Notice of Appeal to the United States Court of Appeals for the Sixth Circuit from the order dismissing the federal action.  On April 20, 2010, the Sixth Circuit dismissed the appeal as moot, vacated the District Court’s order, and remanded the case to the District Court for further proceedings, including dismissal of the litigation as moot.  On February 9, 2010, the OEPA issued a final air permit-to-install for the new facility under the New Source Review program of the CAA, including its Prevention of Significant Deterioration and Nonattainment New Source Review requirements (the “NSR Permit”).  In February and March 2010, Monroe and other interested parties filed Notices of Appeal to the ERAC of the permit-to-install issued under the New Source Review program (the “Second ERAC Appeal”), Case Nos. 096432-096438.  AK Steel intervened in the Second ERAC Appeal.  On July 8, 2010, Monroe filed a motion for partial summary judgment in the Second ERAC Appeal.  AK Steel filed a response opposing the motion for partial summary judgment on August 26, 2010.  On August 12, 2010, Monroe filed a motion for a stay of the NSR Permit.  Defendants’ response to that motion was filed on October 22, 2010.  Oral arguments on this motion were held before ERAC on November 16, 2010.  On November 17, 2010, ERAC issued a ruling denying both Monroe’s motion for partial summary judgment and its motion for a stay.  Unless resolved earlier by summary judgment, the final hearing in the Second ERAC Appeal will commence on January 17, 2012.  On June 30, 2010, the

First ERAC Appeal was dismissed as moot.  On July 9, 2010, Monroe filed a motion for expedited clarification in the First ERAC Appeal asking the ERAC to specify that the initial permit to install issued by OEPA would not be reinstated if the NSR Permit is vacated.  On July 28, 2010, ERAC denied Monroe’s motion for expedited clarification.  On July 29 and 30, 2010, Monroe and other interested parties filed Notices of Appeal in the State of Ohio Tenth District Court of Appeals, Case Nos. 10-AP-000721-24 (“Tenth District Appeal”) from the ERAC decision denying Monroe’s motion for expedited clarification.  On April 7, 2011, the Court of Appeals issued a decision in which it dismissed the Tenth District Appeal.

As previously reported, on June 1, 2009, the Chinese Ministry of Commerce (“MOFCOM”) initiated antidumping and countervailing duty investigations of imports of grain oriented electrical steel (“GOES”) from Russia and the United States.  China initiated the investigations based on a petition filed by two Chinese steelmakers.  These two steelmakers allege that AK Steel and Allegheny Technologies Inc. of the United States and Novolipetsk Steel of Russia exported GOES to China at less than fair value, and that the production of GOES in the United States has been subsidized by the government.  On December 9, 2009, MOFCOM issued its preliminary determination that GOES producers in the United States and Russia had been dumping in the China market and that GOES producers in the United States had received subsidies from the United States government.  The Chinese authorities imposed provisional additional duties on future imports of GOES from Russia and/or the United States to China.  The duties do not apply to past imports.  On or about April 10, 2010, MOFCOM issued a final determination of dumping and subsidizing against GOES producers in the United States and Russia.  On September 16, 2010, the United States Trade Representative (the “USTR”) filed a complaint with the World Trade Organization (the “WTO”) against China for violating the WTO’s rules in imposing antidumping and countervailing duties against imports of GOES from the United States.  On February 11, 2011, the USTR announced that the United States has requested the WTO to establish a dispute settlement panel in this case.  On March 25, 2011, the WTO referred the United States complaint against China to its court system.  AK Steel intends to fully support the USTR in this matter.

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

As previously reported, on December 31, 2009, Heritage Coal Company LLC, Patriot Coal Corporation, and Pine Ridge Coal Company (collectively, “Heritage Coal”) filed a third-party complaint against AK Steel in the Circuit Court of Boone County, West Virginia, naming AK Steel as a third-party defendant in 108 separate personal injury actions.  Those actions have been consolidated for discovery and pretrial proceedings under Civil Action No. 09-C-212.  The various plaintiffs in the underlying actions seek damages allegedly caused by groundwater contamination arising out of certain coal mining operations in West Virginia.  In its third-party complaint, Heritage Coal seeks a determination of its potential rights of contribution against AK Steel pursuant to a January 20, 1984 Asset Purchase Agreement between Heritage Coal’s predecessor-in-interest, Peabody Coal Company, as buyer, and AK Steel’s predecessor-in-interest, Armco Inc., as seller, for the sale of certain coal real estate and leasehold interests located in West Virginia, which Heritage alleges included property now the subject of the underlying civil actions.  On March 28, 2010, AK Steel entered into a tentative settlement agreement with the plaintiffs and Heritage Coal.  The payments made by AK Steel pursuant to this settlement will not be material to the Company’s future financial results.  The parties are in the process of documenting and obtaining formal approval of the settlement by all parties.  Upon execution of the settlement documents by all parties, an application will need to be filed with the court to approve the terms of the settlement agreement.  Subject to approval by the court, the settlement will resolve all of the claims raised by Heritage Coal in the third-party complaint.

On April 7, 2011, Ruth Abrams filed a shareholder derivative action against AK Holding, each of the current members of its Board of Directors, and the five officers identified in the AK Holding 2010 Proxy Statement (the “2010 Proxy”) as Named Executive Officers.  The action was filed in the United States District Court for the District of Delaware, Case No. 1:11-cv-00297-LPS. The complaint alleges that the director defendants and executive defendants breached fiduciary duties of loyalty and care, that the director defendants committed waste, and that the executive defendants were unjustly enriched.  More specifically, it alleges that the 2010 Proxy contained false or misleading statements concerning compliance by AK Holding with Section 162(m) of the Internal Revenue Code and the tax deductibility of certain executive compensation paid to the Named Executive Officers.  The Complaint seeks an injunction requiring correction of the allegedly false statements and preventing future awards under certain benefit plans to the five Named Executive Officers.  It also seeks an equitable accounting, disgorgement in favor of AK Holding for certain alleged losses, and an award of attorneys’ fees and expenses.  No response to the Complaint is yet due, but the defendants intend to contest this matter vigorously.  Discovery has not commenced and no trial date has been set.

Butler Works Retiree Healthcare Benefits Litigation

As previously reported, on June 18, 2009, three former hourly members of the Butler Armco Independent Union filed a purported class action against AK Steel in the United States District Court for the Southern District of Ohio, Case No. 1-09CV00423 (the “2009 Retiree Action”), alleging that AK Steel did not have a right to make changes to their healthcare benefits.  On June 29, 2009, the plaintiffs filed an amended complaint.  The named plaintiffs in the 2009 Retiree Action sought, among other things, injunctive relief for themselves and the other members of a proposed class, including an order retroactively rescinding certain changes to retiree healthcare benefits negotiated by AK Steel with its union.  The proposed class the plaintiffs sought to represent consisted originally of all union-represented retirees of AK Steel other than those retirees who were included in the class covered by the Middletown Works Retiree Healthcare Benefits Litigation described below.  On October 14, 2009, plaintiffs filed a motion for preliminary injunction, seeking to prevent certain scheduled January 2010 changes to retiree healthcare from taking effect.  On January 29, 2010, the trial court issued an opinion and order granting plaintiffs’ motion for a preliminary injunction and barring AK Steel from effecting any further benefit reductions or new healthcare charges for Butler Works hourly retirees until final judgment in the case.  Absent a reversal of the decision to impose the preliminary injunction, the negotiated changes to retiree healthcare for the Company’s Butler Works retirees would be rescinded and the Company’s OPEB obligations would increase by approximately $145.0 based upon then-current valuation assumptions.  This amount reflects the value of the estimated additional healthcare and welfare benefits AK Steel would pay out with respect to the Butler hourly retirees.

In the third quarter of 2010, the Company reached a tentative settlement agreement (the “Hourly Class Settlement”) with the Butler Works hourly retirees who initiated the litigation.  The participants in the Hourly Class Settlement consist generally of all retirees and their surviving spouses who worked for AK Steel at Butler Works and retired from AK Steel on or before December 31, 2006 (the “Hourly Class Members”).  Pursuant to the Hourly Class Settlement, AK Steel agreed to continue to provide company-paid health and life insurance to Hourly Class Members through December 31, 2014, and to make combined lump sum payments totaling $86.0 to a Voluntary Employees Beneficiary Association trust (the “VEBA Trust”) and to plaintiffs’ counsel.  More specifically, AK Steel will make three cash contributions to the VEBA Trust as follows:  $21.4 on August 1, 2011; $30.0 on July 31, 2012; and $26.0 on July 31, 2013.  The balance of the $86.0 in lump sum payments will be paid to plaintiffs’ attorneys on August 1, 2011, to cover plaintiffs’ obligations with respect to attorneys’ fees.  Effective January 1, 2015, AK Steel will transfer to the VEBA Trust all OPEB obligations owed to the Hourly Class Members under AK Steel’s applicable health and welfare plans and will have no further liability for any claims incurred by the Hourly Class Members after December, 31, 2014, relating to their OPEB obligations.  The VEBA Trust will be utilized to fund all such future OPEB obligations to the Hourly Class Members.  Trustees of the VEBA Trust will determine the scope of the benefits to be provided to the Hourly Class Members.

After reaching the Hourly Class Settlement, the Company was notified that a separate group of retirees from the Butler Works who were previously salaried employees and who had been members of the Butler Armco Independent Salaried Union were asserting similar claims and desired to settle those claims on a basis similar to the settlement with the hourly employees. The participants in this group consist generally of all retirees and their surviving spouses who worked for AK Steel at Butler Works and retired from AK Steel anytime from January 1, 1985, through September 30, 2006 (the “Salaried Class Members”).  If the Salaried Class Members were to prevail on their claims, the Company’s

OPEB would have increased by approximately $8.5 based upon then-current valuation assumptions.  This amount reflects the value of the estimated additional healthcare and welfare benefits AK Steel would pay out with respect to the Salaried Class Members.  After negotiation with counsel representing the Salaried Class Members, the Company also reached a tentative settlement agreement with the Salaried Class Members (the “Salaried Class Settlement”).

Pursuant to the Salaried Class Settlement, AK Steel agreed to continue to provide company-paid health and life insurance to Salaried Class Members through December 31, 2014, and to make combined lump sum payments totaling $5.0 to a VEBA Trust and to plaintiffs’ counsel.  AK Steel will make three cash contributions to the VEBA Trust as follows: approximately $1.2 on August 1, 2011; approximately $1.7 on July 31, 2012; and approximately $1.6 on July 31, 2013.  The balance of the $5.0 in lump sum payments will be paid to plaintiffs’ attorneys on August 1, 2011, to cover plaintiffs’ obligations with respect to attorneys’ fees.  Effective January 1, 2015, AK Steel will transfer to the VEBA Trust all OPEB obligations owed to the Salaried Class Members under the Company’s applicable health and welfare plans and will have no further liability for any claims incurred by the Salaried Class Members after December 31, 2014, relating to their OPEB obligations.  The VEBA Trust will be utilized to fund all such future OPEB obligations to the Salaried Class Members.  Trustees of the VEBA Trust will determine the scope of the benefits to be provided to the Salaried Class Members.

The tentative settlements (hereinafter collectively referred to as the “Butler Retiree Settlement”) with both the Hourly Class Members and the Salaried Class Members (hereinafter collectively referred to as the “Class Members”) were subject to approval by the Court.  On September 17, 2010, the plaintiffs filed an Unopposed Motion to File a Second Amended Complaint and an Unopposed Amended Motion for an Order Conditionally Certifying Classes, and the parties jointly filed a Joint Motion for Preliminary Approval of Class Action Settlement Agreements and Proposed Class Notice.  On September 24, 2010, the Court held a hearing on these motions and issued orders granting the joint motion for preliminary approval of the Butler Retiree Settlement, conditionally certifying the two classes, and allowing the filing of a second amended complaint.  The second amended complaint was deemed filed as of September 24, 2010 and defined the class represented by the plaintiffs to consist of the Class Members.  Notice of the settlement was sent to all Class Members on October 1, 2010.  On December 20, 2010, the parties filed their motions for approval of the Butler Retiree Settlement.  Plaintiffs further filed a motion for approval of attorney fees and expenses.  A Fairness Hearing with respect to the settlement occurred on January 10, 2011.  On January 10, 2011, the Court issued written orders granting final approval to the Butler Retiree Settlement, as well as the proposed attorney fee award.  The final judgment (the “Judgment”) formally approving the Butler Retiree Settlement and the attorney fee award also was entered on January 10, 2011.  The Butler Retiree Settlement became effective on that date.  No appeal from that Judgment has been taken and the time for filing such an appeal has expired.

The effect of the Butler Retiree Settlement on the Company’s total OPEB liability (prior to any funding of the VEBA Trust) was to increase the amount of that liability by approximately $29.6 in the first quarter of 2011.  A one-time, pre-tax charge of $14.2 was recorded in the first quarter of 2011 to reverse previous amortization of the prior plan amendment.  In addition, the Company recorded a one-time charge of $9.1 in the fourth quarter of 2010 related to the Butler Retiree Settlement.  The remaining increase in the benefit obligation was recognized in other comprehensive income and will be amortized into earnings over approximately five years.  The Company’s only remaining liability with respect to the OPEB obligations to the Class Members will be to provide existing company-paid health and life insurance to Class Members through December 31, 2014, and to contribute the payments due to the VEBA Trust under the settlements. The Company’s OPEB liability will be reduced after each of the annual contributions to the VEBA Trust under the terms of the settlements.  In addition, its OPEB liability will be reduced by the amounts of the continued payments of uncapped benefits through December 31, 2014.  After December 31, 2014, the Company will have no liability or responsibility with respect to OPEB obligations to the Class Members.  For accounting purposes, a settlement of the Company’s OPEB obligations related to the Class Members will be deemed to have occurred at that time.

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

Under terms of the Middletown Retiree Settlement, AK Steel has transferred to a Voluntary Employees Beneficiary Association trust (the “VEBA Trust”) all OPEB obligations owed to the covered retirees under AK Steel’s applicable health and welfare plans and will have no further liability for any claims incurred by those retirees after the effective date of the Middletown Retiree Settlement relating to their OPEB obligations.  The VEBA Trust will be utilized to fund the future OPEB obligations to the covered retirees.  Under the terms of the Middletown Retiree Settlement, AK Steel was obligated to initially fund the VEBA Trust with a contribution of $468.0 in cash in March 2008.  AK Steel further committed under the Middletown Retiree Settlement to make three subsequent annual cash contributions of $65.0 each, for a total contribution of $663.0.  AK Steel has timely made all of these cash contributions, with the final contribution of $65.0 made on March 1, 2011.  The Company has no further obligation to the VEBA Trust and no further liability to the retirees covered by the VEBA Trust with respect to their OPEB claims.

Prior to the Middletown Retiree Settlement, the Company’s total OPEB liability for all of its retirees was approximately $2.0 billion.  Of that amount, approximately $1.0 billion was attributable to the retirees covered by the Middletown Retiree Settlement.  Immediately following the judgment approving that Settlement, the Company’s total OPEB liability was reduced by approximately $339.1.  This reduction in the Company’s OPEB liability is being treated as a negative plan amendment and amortized as a reduction to net periodic benefit cost over approximately eleven years.  This negative plan amendment has resulted in an annual net periodic benefit cost reduction of approximately $30.0 in addition to the lower interest costs associated with the lower OPEB liability.  Upon payment on March 4, 2008, of the initial $468.0 contribution by AK Steel to the VEBA Trust in accordance with the terms of the Middletown Retiree Settlement, the Company’s total OPEB liability was reduced further to approximately $1.1 billion.  The Company’s total OPEB liability was further reduced by the three $65.0 payments referred to above.  In total, the $663.0 Middletown Retiree Settlement ultimately reduced the Company’s total OPEB liability by approximately $1.0 billion.

For accounting purposes, a settlement of the Company’s OPEB obligations related to the Class Members was deemed to have occurred when AK Steel made the last $65.0 payment called for under the Middletown Retiree Settlement.  In the first quarter of 2011, the Company recognized the settlement accounting at the date of the final payment, which resulted in a non-cash gain of $14.0 for a portion of the accumulated gains measured at that date.  The amount recognized was prorated based on the portion of the total liability settled as of March 2008.

NOTE 10 - Fair Value Measurements

The Company uses provisions within ASC Topic 820, Fair Value Measurements, for measuring certain assets and liabilities at fair value.  Under this Topic, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.  In determining fair value, the Company uses various valuation approaches.  The hierarchy of those valuation approaches is broken down into three levels based on the reliability of inputs as follows:

●
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

●
Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include model-generated values that rely on inputs either directly observed or readily-derived from available market data sources, such as Bloomberg or other news and data vendors.  Level 2 prices include: quoted prices for similar assets or liabilities in active markets, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates and yield curves observable at commonly quoted intervals or current market) and contractual prices for the underlying financial instrument, as well as other relevant economic factors.  Market values of the Company’s natural gas, electric, and nickel derivative values and foreign currency forward contracts values are generated using forward prices that are derived from observable futures prices relating to the respective commodity or currency from sources such as the New York Mercantile Exchange (NYMEX) or the London Metal Exchange (LME).  In cases where the derivative is an option contract (including caps, floors and collars), the Company’s valuations reflect adjustments made to valuations generated by the derivatives’ counterparty.  After validating that the counterparty’s assumptions relating to implied volatilities are in line with an independent source for these implied volatilities, the Company discounts these model-generated future values with discount factors designed to reflect the credit quality of the party obligated to pay under the derivative contract.  While differing discount rates applied to different contracts as a function of differing maturities and different counterparties, for the period ended March 31, 2011, a spread over benchmark interest rates of less than three percent was used for contracts valued as liabilities, while the spread over benchmark rates of less than one and one-half percent was used for derivatives valued as assets.

●
Level 3 inputs are unobservable inputs for the asset or liability.  Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.  This level of categorization is not applicable to the Company’s valuations on a normal recurring basis other than its pension assets.

The following fair value table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of the dates indicated.

	March 31, 2011			December 31, 2010
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Available for sale investments—
Marketable equity securities (a)	$30.2	$—	$30.2	$29.9	$—	$29.9
Foreign exchange contracts (b)	—	—	—	—	0.2	0.2
Commodity hedge contracts (b)	—	1.5	1.5	—	0.8	0.8
Assets measured at fair value	$30.2	$1.5	$31.7	$29.9	$1.0	$30.9

Liabilities
Foreign exchange contracts (c)	$—	$(0.6)	$(0.6)	$—	$—	$—
Commodity hedge contracts (c)	—	—	—	—	(0.1)	(0.1)
Liabilities measured at fair value	$—	$(0.6)	$(0.6)	$—	$(0.1)	$(0.1)

(a)	Included in Other non-current assets on the Condensed Consolidated Balance Sheets.
(b)	Included in Other current assets on the Condensed Consolidated Balance Sheets.
(c)	Included in Accrued liabilities on the Condensed Consolidated Balance Sheets.

The Company has estimated the fair value of long-term debt based upon quoted market prices for the same or similar issues or on the current interest rates available to the Company for debt of similar terms and maturities.  The following table summarizes the fair value of the Company’s long-term debt for the relevant periods:

	March 31, 2011	December 31, 2010
Fair value of long-term debt, including current maturities	$663.8	$664.7
Carrying amount of long-term debt, including current maturities	651.2	651.3

The carrying amounts of the Company’s other financial instruments do not differ materially from their estimated fair values at March 31, 2011 and December 31, 2010.  The Company has not adopted the fair value option for any assets or liabilities under ASC Section 825-10-15.

NOTE 11 - Investments in an Unrealized Loss Position

The Company has investments related to a nonqualified pension plan with fair values less than cost at March 31, 2011.  The investments are in two mutual funds representing the Russell 1000 Value index and the Europe, Australasia and Far East (EAFE) index.  The investments in index funds represent broad asset categories designed to track macroeconomic conditions.  The Company evaluated past periods of market declines and the related periods of recovery.  The Company believes that the investments will recover to levels higher than cost in a reasonable period of time.  The Company has no short-term cash requirements for these investments and currently does not intend to liquidate them resulting in the realization of a loss before a period of time sufficient for the markets to recover.  Based on the market evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a recovery of fair value, the Company does not consider those investments to be other than temporarily impaired at March 31, 2011.

The following table reflects information on investments in an unrealized loss position as of March 31, 2011:

Marketable Equity Securities	Fair Value	Unrealized Loss
Loss position less than 12 months	$—	$—
Loss position greater than 12 months	6.7	0.3
Total	$6.7	$0.3

NOTE 12 - Variable Interest Entities

SunCoke Middletown

In the first quarter of 2008, the Company’s Board of Directors approved a 20-year supply contract with Middletown Coke Company, LLC (“SunCoke Middletown”), an affiliate of SunCoke Energy, Inc. (“SunCoke”), to provide the Company with metallurgical-grade coke and electrical power.  A new facility costing approximately $410.0 will be constructed, owned and operated by SunCoke Middletown adjacent to the Company’s Middletown Works.  The new facility is expected to produce about 550,000 tons of coke and approximately 45 megawatts of electrical power annually, helping the Company achieve its goal of more fully integrating its raw material supply and providing about 25% of the power requirements of Middletown Works.  Under the agreement, the Company will purchase all of the coke and electrical power generated from the new plant for at least 20 years.

Even though the Company has no ownership interest in SunCoke Middletown, the Company has committed to take all of the expected production from the facility.  As a result, SunCoke Middletown is deemed to be a variable interest entity and the financial results of SunCoke Middletown are required to be consolidated with the results of the Company.  Included on the Company’s Condensed Consolidated Balance Sheets at March 31, 2011 and December 31, 2010 were assets of $309.4 and $242.4 related to SunCoke Middletown, comprised mainly of construction in progress reflected in property, plant and equipment, net, and $315.3 and $248.0 in liabilities, comprised mainly of advances from SunCoke, which are reflected in other non-current liabilities.

Vicksmetal/Armco Associates

The Company indirectly owns a 50% interest in Vicksmetal/Armco Associates (“VAA”), a joint venture with Vicksmetal Corporation, which is owned by Sumitomo Corporation.  VAA slits electrical steel primarily for AK Steel, though also for third parties.  AK Steel has determined that VAA meets the definition of a variable interest entity and the financial results of VAA are consolidated with the results of the Company.

NOTE 13 - Disclosures About Derivative Instruments and Hedging Activities

The Company is subject to fluctuations of exchange rates on a portion of intercompany receivables that are denominated in foreign currencies and uses forward currency contracts to manage exposures to certain of these currency price fluctuations.  These contracts have not been designated as hedges for accounting purposes and gains or losses are reported in earnings on a current basis in other income, net.

The Company is exposed to fluctuations in market prices of raw materials and energy sources.  The Company uses cash-settled commodity price swaps and options (including collars) to hedge the market risk associated with the purchase of certain of its raw materials and energy requirements.  These derivatives are routinely used with respect to a portion of the Company’s natural gas and nickel requirements and are sometimes used with respect to its aluminum, zinc and electricity requirements.  The Company’s hedging strategy is designed to mitigate the effect on earnings from the price volatility of these various commodity exposures.  Independent of any hedging activities, price increases in any of these commodity markets could negatively affect operating costs.

All commodity derivatives are marked to market and recognized as an asset or liability at fair value.  The effective gains and losses for commodity derivatives designated as cash flow hedges of forecasted purchases of raw materials and energy sources are recognized in accumulated other comprehensive income on the Condensed Consolidated Balance Sheets and reclassified into cost of products sold in the same period as the hedged transaction.  Gains and losses on these designated derivatives arising from either hedge ineffectiveness or related to components excluded from the assessment of effectiveness are recognized in current earnings under cost of products sold.  All gains or losses from derivatives for which hedge accounting treatment has not been elected are also reported in earnings on a current basis in cost of products sold.

As of March 31, 2011, the Company had the following outstanding commodity price swaps and options and forward foreign exchange contracts:

Commodity	Amount
Nickel (in lbs)	158,730
Natural gas (in MMBTUs)	21,050,000
Zinc (in lbs)	3,000,000
Foreign exchange contracts (in euros)	15,000,000

The following table presents the fair value of derivative instruments in the Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010:

Asset (liability)	March 31, 2011	December 31, 2010
Derivatives designated as hedging instruments:
Other current assets—commodity contracts	$0.8	$—

Derivatives not designated as hedging instruments:
Other current assets:
Foreign exchange contracts	—	0.2
Commodity contracts	0.7	0.8
Accrued liabilities:
Foreign exchange contracts	(0.6)	—
Commodity contracts	—	(0.1)

The following table presents gains (losses) on derivative instruments included in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010:
	Three Months Ended March 31,
Gain (loss)	2011	2010
Derivatives in cash flow hedging relationships:
Commodity contracts:
Reclassified from accumulated other comprehensive income (loss) into earnings (effective portion)	$(4.0)	$(4.8)
Recognized in cost of products sold (ineffective portion and amount excluded from effectiveness testing)	(0.5)	1.9

Derivatives not designated as hedging instruments:
Foreign exchange contracts—recognized in other income, net	(0.8)	(0.1)
Commodity contracts—recognized in cost of products sold	0.3	1.9

The following table lists the amount of gains (losses) expected to be reclassified into earnings within the next twelve months for the Company’s existing commodity contracts that qualify for hedge accounting at March 31, 2011:

Commodity Hedge	Settlement Dates	Gains (losses)
Natural gas	April 2011 to December 2011	$3.8

NOTE 14 - Supplemental Cash Flow Information

	Three Months Ended
	March 31,
	2011	2010
Net cash paid during the period for:
Interest, net of capitalized interest	$0.7	$1.2
Income taxes	—	4.4

The Company had non-cash capital investments during the three months ended March 31, 2011 and 2010, that had not been paid as of the end of the respective period.  These amounts are included in accounts payable and accrued liabilities and have been excluded from the Condensed Consolidated Statements of Cash Flows.  The Company also granted restricted stock to certain employees and restricted stock units to directors under the SIP.

The amounts of non-cash investing and financing activities for the three months ended March 31, 2011 and 2010, were as follows:
	Three Months Ended
	March 31,
	2011	2010
Capital investments	$24.1	$16.7
Capital investments—SunCoke Middletown	16.7	—
Issuance of restricted stock and restricted stock units	5.2	5.1

NOTE 15 - Union Contracts

On April 19, 2011, members of the International Association of Machinists and Aerospace Workers, Local 1943, ratified a new labor agreement covering approximately 1,700 hourly production and maintenance employees at the Company’s Middletown Works.  The new agreement was effective as of April 19, 2011 and is scheduled to expire September 15, 2014.  The existing contract was scheduled to expire September 15, 2011.

NOTE 16 - Supplemental Guarantor Information

AK Steel has outstanding $550.0 of 7.625% Senior Notes due 2020 (the “2020 Notes”).  The 2020 Notes are governed by indentures entered into by AK Holding and its wholly-owned subsidiary, AK Steel.  Under the terms of the indentures, AK Holding fully and unconditionally, jointly and severally, guarantees the payment of interest, principal and premium, if any, on the 2020 Notes.  AK Holding currently is the sole guarantor of the 2020 Notes.

The presentation of the supplemental guarantor information reflects all investments in subsidiaries under the equity method of accounting.  Net income (loss) of the subsidiaries accounted for under the equity method is therefore reflected in their parents’ investment accounts.  The principal elimination entries eliminate investments in subsidiaries and inter-company balances and transactions.  The following supplemental condensed consolidating financial statements present information about AK Holding, AK Steel and the other subsidiaries.

Condensed Statements of Operations
Three Months Ended March 31, 2011

	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
Net sales	$—	$1,516.2	$165.3	$(100.4)	$1,581.1
Cost of products sold (exclusive of items shown below)	—	1,414.0	136.7	(91.2)	1,459.5
Selling and administrative expenses	1.4	58.5	7.4	(11.9)	55.4
Depreciation	—	45.1	1.6	—	46.7
Total operating costs	1.4	1,517.6	145.7	(103.1)	1,561.6
Operating profit (loss)	(1.4)	(1.4)	19.6	2.7	19.5
Interest expense	—	8.6	—	—	8.6
Other income (expense)	—	(2.1)	5.4	0.1	3.4

Income (loss) before income taxes	(1.4)	(12.1)	25.0	2.8	14.3
Income tax provision (benefit)	(0.5)	(4.5)	9.8	1.0	5.8
Net income (loss)	(0.9)	(7.6)	15.2	1.8	8.5
Less: net income (loss) attributable to noncontrolling interests	—	—	(0.2)	—	(0.2)
Equity in net income (loss) of subsidiaries	9.6	17.2	—	(26.8)	—
Net income (loss) attributable to AK Holding	$8.7	$9.6	$15.4	$(25.0)	$8.7

Condensed Statements of Operations
Three Months Ended March 31, 2010

	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
Net sales	$—	$1,370.2	$130.7	$(95.2)	$1,405.7
Cost of products sold (exclusive of items shown below)	—	1,218.4	119.3	(94.1)	1,243.6
Selling and administrative expenses	1.3	55.8	(2.9)	—	54.2
Depreciation	—	48.5	1.8	—	50.3
Total operating costs	1.3	1,322.7	118.2	(94.1)	1,348.1
Operating profit (loss)	(1.3)	47.5	12.5	(1.1)	57.6
Interest expense	—	8.9	—	—	8.9
Other income (expense)	—	(2.9)	(1.9)	0.2	(4.6)

Income (loss) before income taxes	(1.3)	35.7	10.6	(0.9)	44.1
Income tax provision due to tax law change	—	25.3	—	—	25.3
Income tax provision (benefit)	(0.5)	15.2	3.0	(0.3)	17.4
Net income (loss)	(0.8)	(4.8)	7.6	(0.6)	1.4
Less: net income (loss) attributable to noncontrolling interests	—	—	(0.5)	—	(0.5)
Equity in net income (loss) of subsidiaries	2.7	7.5	—	(10.2)	—
Net income (loss) attributable to AK Holding	$1.9	$2.7	$8.1	$(10.8)	$1.9

Condensed Balance Sheets
March 31, 2011

	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$37.7	$16.4	$—	$54.1
Accounts receivable, net	—	658.1	77.7	(94.1)	641.7
Inventories, net	—	596.2	102.4	(8.9)	689.7
Deferred tax asset	—	226.0	0.1	—	226.1
Other current assets	0.2	25.0	1.1	—	26.3
Total current assets	0.2	1,543.0	197.7	(103.0)	1,637.9

Property, plant and equipment	—	5,351.9	413.2	—	5,765.1
Accumulated depreciation	—	(3,616.9)	(64.8)	—	(3,681.7)

Property, plant and equipment, net	—	1,735.0	348.4	—	2,083.4
Other non-current assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	55.6
Investment in affiliates	(1,388.6)	1,388.6	1,163.3	(1,163.3)	—
Inter-company accounts	2,016.2	(3,189.8)	(222.1)	1,395.7	—
Goodwill	—	—	37.1	—	37.1
Deferred tax asset	—	591.3	0.4	—	591.7
Other non-current assets	—	53.8	25.0	—	78.8
TOTAL ASSETS	$627.8	$2,121.9	$1,605.4	$129.4	$4,484.5

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Borrowings under credit facility	$—	$75.0	$—	$—	$75.0
Accounts payable	—	727.0	36.1	(0.2)	762.9
Accrued liabilities	—	173.3	9.6	—	182.9
Current portion of long-term debt	—	0.7	—	—	0.7
Current portion of pension and other postretirement benefit obligations	—	104.0	0.5	—	104.5
Total current liabilities	—	1,080.0	46.2	(0.2)	1,126.0
Non-current liabilities:
Long-term debt	—	650.5	—	—	650.5
Pension and other postretirement benefit obligations	—	1,665.7	5.1	—	1,670.8
Other non-current liabilities	—	114.3	297.0	2.0	413.3
Total non-current liabilities	—	2,430.5	302.1	2.0	2,734.6
TOTAL LIABILITIES	—	3,510.5	348.3	1.8	3,860.6
TOTAL AK HOLDING STOCKHOLDERS’ EQUITY (DEFICIT)	627.8	(1,388.6)	1,261.0	127.6	627.8
Noncontrolling interests	—	—	(3.9)	—	(3.9)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	627.8	(1,388.6)	1,257.1	127.6	623.9
TOTAL LIABILITIES AND EQUITY	$627.8	$2,121.9	$1,605.4	$129.4	$4,484.5

Condensed Balance Sheets
December 31, 2010

	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$201.4	$15.4	$—	$216.8
Accounts receivable, net	—	516.6	57.8	(91.6)	482.8
Inventories, net	—	359.7	100.4	(11.4)	448.7
Deferred tax asset	—	225.6	0.1	—	225.7
Other current assets	0.2	29.1	0.8	—	30.1
Total current assets	0.2	1,332.4	174.5	(103.0)	1,404.1
Property, plant and equipment	—	5,324.1	344.1	—	5,668.2
Less accumulated depreciation	—	(3,571.8)	(63.2)	—	(3,635.0)
Property, plant and equipment, net	—	1,752.3	280.9	—	2,033.2
Other non-current assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	55.6
Investment in affiliates	(1,341.0)	1,341.0	1,149.7	(1,149.7)	—
Inter-company accounts	1,985.5	(3,127.1)	(275.7)	1,417.3	—
Goodwill	—	—	37.1	—	37.1
Deferred tax asset	—	581.2	0.3	—	581.5
Other non-current assets	—	52.0	25.1	—	77.1
TOTAL ASSETS	$644.7	$1,931.8	$1,447.5	$164.6	$4,188.6
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$518.6	$34.8	$(0.3)	$553.1
Accrued liabilities	—	136.7	8.3	—	145.0
Current portion of long-term debt	—	0.7	—	—	0.7
Pension and other postretirement benefit obligations	—	145.2	0.5	—	145.7
Total current liabilities	—	801.2	43.6	(0.3)	844.5
Non-current liabilities:
Long-term debt	—	650.6	—	—	650.6
Pension and other postretirement benefit obligations	—	1,701.2	4.8	—	1,706.0
Other non-current liabilities	—	119.8	224.5	2.1	346.4
Total non-current liabilities	—	2,471.6	229.3	2.1	2,703.0
TOTAL LIABILITIES	—	3,272.8	272.9	1.8	3,547.5
TOTAL AK HOLDING STOCKHOLDERS’ EQUITY (DEFICIT)	644.7	(1,341.0)	1,178.2	162.8	644.7
Noncontrolling interests	—	—	(3.6)	—	(3.6)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	644.7	(1,341.0)	1,174.6	162.8	641.1
TOTAL LIABILITIES AND EQUITY	$644.7	$1,931.8	$1,447.5	$164.6	$4,188.6

Condensed Statements of Cash Flows
Three Months Ended March 31, 2011

	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
Net cash flows from operating activities	$(0.7)	$(197.1)	$(1.4)	$1.8	$(197.4)
Cash flows from investing activities:
Capital investments	—	(35.5)	(71.8)	—	(107.3)
Other investing items, net	—	0.7	(0.3)		0.4
Net cash flows from investing activities	—	(34.8)	(72.1)	—	(106.9)
Cash flows from financing activities:
Net borrowings under credit facility	—	75.0	—	—	75.0
Redemption of long-term debt	—	(0.2)	—	—	(0.2)
Proceeds from stock options	0.1	—	—	—	0.1
Purchase of treasury stock	(1.4)	—	—	—	(1.4)
Common stock dividends paid	(5.5)	—	—	—	(5.5)
Inter-company activity	7.4	(6.4)	0.8	(1.8)	—
Advances from noncontrolling interest owner	—	—	72.4	—	72.4
Other financing items, net	0.1	(0.2)	1.3	—	1.2
Net cash flows from financing activities	0.7	68.2	74.5	(1.8)	141.6
Net decrease in cash and cash equivalents	—	(163.7)	1.0	—	(162.7)
Cash and equivalents, beginning of period	—	201.4	15.4	—	216.8
Cash and equivalents, end of period	$—	$37.7	$16.4	$—	$54.1

Condensed Statements of Cash Flows
Three Months Ended March 31, 2010

	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
Net cash flows from operating activities	$(0.7)	$(108.7)	$(8.0)	$10.2	$(107.2)
Cash flows from investing activities:
Capital investments	—	(14.6)	(2.3)	—	(16.9)
Net cash flows from investing activities	—	(14.6)	(2.3)	—	(16.9)
Cash flows from financing activities:
Redemption of long-term debt	—	(0.2)	—	—	(0.2)
Proceeds from stock options	1.3	—	—	—	1.3
Purchase of treasury stock	(7.5)	—	—	—	(7.5)
Common stock dividends paid	(5.5)	—	—	—	(5.5)
Inter-company activity	8.6	(7.5)	9.1	(10.2)	—
Advances from noncontrolling interest owner	—	—	2.3	—	2.3
Other financing items, net	3.8	0.5	(2.1)	—	2.2
Net cash flows from financing activities	0.7	(7.2)	9.3	(10.2)	(7.4)
Net decrease in cash and cash equivalents	—	(130.5)	(1.0)	—	(131.5)
Cash and equivalents, beginning of period	—	444.3	17.4	—	461.7
Cash and equivalents, end of period	$—	$313.8	$16.4	$—	$330.2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(dollars in millions, except per share and per ton data)

Results of Operations

The Company’s operations consist of seven steelmaking and finishing plants located in Indiana, Kentucky, Ohio and Pennsylvania that produce flat-rolled carbon steels, including premium-quality coated, cold-rolled and hot-rolled products, and specialty stainless and electrical steels that are sold in hot band, sheet and strip form.  These products are sold to the automotive, infrastructure and manufacturing, and distributors and converters markets.  The Company sells its carbon products principally to customers in the United States.  The Company’s electrical and stainless steel products are sold both domestically and internationally.  The Company’s operations also include AK Tube LLC, a wholly-owned subsidiary of the Company, which further finishes flat-rolled carbon and stainless steel at two tube plants in Indiana and Ohio into welded steel tubing used in the automotive, large truck and construction markets.  In addition, the Company operates trading companies that buy and sell steel and steel products and other materials in Europe.

Overview

In the first quarter of 2011, the Company returned to profitability, both at the operating income and net income levels.  The Company continued to see an improvement in its shipping rate and product mix.  The average selling price for the Company’s products improved from the prior quarter by approximately 9%, which was better than expected.  Revenue was up by approximately 14% quarter over quarter, which also was better than projected.  Cost performance likewise was better than expected, but was still a challenge, with the Company continuing to experience increasing steelmaking input costs for scrap, iron ore pellets, coal and coke.  As part of its continuing effort to reduce costs, the Company completed the installation and began the testing of a new electric arc furnace at its Butler Works in the first quarter.  The new state-of-the-art, highly-efficient electric arc furnace has the capacity to produce approximately 400,000 more tons of steel annually than the three furnaces it will replace and is expected to operate at a lower cost.  This new furnace also will provide greater flexibility with respect to the Company’s product mix and, after ramping up to full operation by mid-year 2011, is expected to minimize the need for the Company to purchase merchant slabs.  In summary, in the first quarter of 2011 the Company experienced significant improvement in its financial performance and laid the foundation for continued strengthening.

Steel Shipments

Total shipments for the three months ended March 31, 2011 and 2010, were 1,423,100 tons and 1,385,800 tons.  Total shipments for the three months ended March 31, 2011, were higher than during the same period in 2010 due to increased demand.  That increased demand was attributable principally to slow but steady recovery in the economy generally and the automotive market in particular.  For the three months ended March 31, 2011, value-added products comprised 86.1% of total shipments compared to 83.5% for the three months ended March 31, 2010.  The value-added shipments were higher as a percentage of total shipments for the three-month period in 2011 versus 2010 primarily because of increased cold-rolled shipments.  The largest part of the increase in cold-rolled shipments was to the infrastructure and manufacturing and the distributor markets, as the general economy continued to improve and the Company continued to expand its customer mix.

The Company continued to focus on maximizing profitability through product mix adjustments based on current and projected market demands—both domestically and internationally.  The following table presents net shipments by product line:

	Three Months Ended March 31,
(tons in thousands)	2011		2010
Value-added Shipments
Stainless/electrical	224.4	15.8%	212.1	15.3%
Coated	621.8	43.7%	635.2	45.8%
Cold-rolled	344.8	24.2%	281.8	20.3%
Tubular	34.2	2.4%	28.7	2.1%
Subtotal value-added shipments	1,225.2	86.1%	1,157.8	83.5%
Non Value-added Shipments
Hot-rolled	161.1	11.3%	193.7	14.0%
Secondary	36.8	2.6%	34.3	2.5%
Subtotal non value-added shipments	197.9	13.9%	228.0	16.5%
Total Shipments	1,423.1	100.0%	1,385.8	100.0%

Sales

For the three months ended March 31, 2011, net sales were $1,581.1, an approximate 12% improvement over first quarter 2010 net sales of $1,405.7.  The increase in net sales over 2010 reflects higher shipments, increased selling prices and a richer product mix.  The Company’s average selling price for the first quarter of 2011 was $1,109 per ton, an increase of 9% from the Company’s first quarter 2010 average selling price of $1,014 per ton.  The increase in the average selling price for 2011 over 2010 was primarily the result of higher selling prices in 2011 for virtually all product categories, as well as an increase in the percentage of shipments represented by value-added products.  Net sales to customers outside the United States totaled $218.0 and $199.3 during the first three months of 2011 and 2010.

Cost of Products Sold

The Company has experienced higher raw material costs in 2011, principally for scrap, iron ore pellets, coal and coke. Associated with the higher costs, the Company recorded a LIFO charge of $24.6 for the three months ended March 31, 2011 as compared to $8.4 for the three months ended March, 31, 2010.  The increase in raw material costs in the first quarter of 2011 versus the first quarter of 2010 was exacerbated by the fact that the 2010 annual benchmark price for iron ore was not established until late in 2010.  Until that price was established, the Company had to use an assumed price based upon the best estimates at the time of what the actual price ultimately would be.  The estimates for the 2010 annual benchmark price in the first quarter of 2010, as well as the Company’s assumed price for that quarter, were significantly lower than the actual 2010 benchmark price ultimately established late in 2010.

The Company’s maintenance outage costs in the first three months of 2011 were approximately $2.2, which was comparable to the corresponding period in 2010.  The maintenance outage costs in the first three months of 2011 were primarily related to maintenance at the Company’s Rockport Works.  First quarter 2011 cost of products sold included $1.3 in costs related to the announced shutdown of the Ashland coke plant.

Selling and Administrative Expenses

Selling and administrative expenses for the first quarter of 2011 were $55.4 compared to $54.2 for the same period in 2010.  The slight increase was due primarily to a generally higher level of spending associated with the overall improvement in business conditions.

Depreciation

Depreciation expense declined to $46.7 for the first quarter of 2011 from $50.3 for the first quarter of 2010 due primarily to existing older assets becoming fully depreciated.

Operating Profit

For the first quarter of 2011, the Company reported an operating profit of $19.5, or $14 per ton, compared to operating profit of $57.6, or $42 per ton, in the first quarter of 2010.  The principal cause of this decrease in operating performance was due to a substantial increase in iron ore costs year over year.  That difference in iron ore costs was exacerbated by the fact that the 2010 annual benchmark price for iron ore was not established until late in 2010.  Until that price was established, the Company had to use an assumed price based upon the best estimates at the time of what the actual price ultimately would be.  The estimates for the annual benchmark price in the first quarter of 2010, as well as the Company’s assumed price for that quarter, were significantly lower than the actual 2010 benchmark price ultimately established late in 2010.

Interest Expense

For the first quarter of 2011, the Company’s interest expense was $8.6, compared to $8.9 for the same period in 2010. The decrease was due primarily to a larger capitalized interest credit for construction in progress in 2011, primarily related to the major capital projects at the Butler plant which are nearing completion.  The decrease was partially offset by an increase in interest expense on higher levels of outstanding debt in the first quarter of 2011 compared to the first quarter of 2010.

Other Income (Expense)

Other income was $3.4 for the three months ended March 31, 2011, compared to other expense of $4.6 for the three months ended March 31, 2010.  The first quarter of 2011 income was due primarily to foreign exchange gains, whereas the first quarter of 2010 expense was due primarily to foreign exchange losses.

Income Taxes

Income taxes recorded for the three months ended March 31, 2011, have been estimated based on year-to-date income and projected financial results for the full year.

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

Net Income

As a result of the various factors and conditions described above, the Company reported net income attributable to AK Steel Holding Corporation in the three months ended March 31, 2011, of $8.7, or $0.08 per diluted share, compared to $1.9, or $0.02 per diluted share, in the three months ended March 31, 2010.

Outlook

All of the statements in this “Outlook” section are subject to, and qualified by, the cautionary information set forth under the heading “Forward-Looking Statements.”

The Company expects shipments of approximately 1,500,000 to 1,550,000 tons for the second quarter of 2011.  In addition, average selling price per ton is expected to increase by approximately 7% from the first quarter, primarily due to higher contract and spot market selling prices.  The Company expects higher costs for raw materials, including scrap, iron ore and purchased slabs, of approximately $50 per ton.  The Company also expects its planned maintenance costs to increase by approximately $8.0 in the second quarter of 2011 compared to the first quarter.  The Company expects to incur approximately $4.0 in pre-tax costs associated with the shutdown of the Ashland coke plant in the second quarter of 2011, compared to approximately $1.3 in the first quarter of 2011.  The Company expects to generate an operating profit of approximately $65 per ton for the second quarter of 2011, an increase of more than $50 per ton compared to the first quarter of 2011.

Iron Ore Pricing

Iron ore is one of the principal raw materials required for the Company’s steel manufacturing operations.  For example, the Company expects to purchase approximately six million tons of iron ore pellets in 2011.  The Company makes most of its purchases of iron ore at negotiated prices under annual and multi-year agreements.  Until this year, these agreements typically had a variable-price mechanism by which the price of iron ore was adjusted annually, based in whole or in part upon a benchmark price for iron ore established by contract negotiations between the principal iron ore producers and certain of their largest customers.  In 2010, the benchmark price was not established until late in the year, but the increase was retroactive to January 1, 2010.  This delay in establishing the benchmark price caused substantial uncertainty with respect to the Company’s iron ore costs in the first three quarters of 2010 and prevented the Company from being able to recover very much of the significant retroactive increase in those ore costs through higher selling prices to its customers.  In order to avoid that uncertainty and reduced ability to recover its costs in 2011, the Company has negotiated new pricing terms with its principal iron ore suppliers pursuant to which prices are adjusted quarterly.  Two of those pricing agreements have been finalized and executed; the third is an agreement in principle that still must be memorialized in writing and executed.

The Company attempts to mitigate the effect of its increased raw material costs in the normal course of pricing its own products through increased prices in the spot market and the use of variable pricing with its contract customers that allows the Company to adjust selling prices in response to changes in the cost of certain raw materials and energy, including iron ore.  It typically is unable, however, to recover 100% of its increased iron ore costs in this manner.  There are a variety of factors which ultimately will affect how much of any increase in iron ore prices the Company is able to recover through its own steel price increases, including the amount of the price increase for iron ore, the final terms of the Company’s agreements with its contract customers, and the extent to which competitive pressures may prevent the Company from increasing the price of the steel it sells into the spot market sufficiently to cover the full amount of the iron ore price increase.

Liquidity and Capital Resources

At March 31, 2011, the Company had total liquidity of $675.3, consisting of $54.1 of cash and cash equivalents and $621.2 of availability under the Company’s prior $850.0 five-year revolving credit facility (the “Replaced Credit Facility”).  At March 31, 2011, there were outstanding borrowings of $75.0 under the Replaced Credit Facility and availability was reduced by $153.8 due to outstanding letters of credit.  During the quarter ended March 31, 2011, utilization of the Replaced Credit Facility ranged from zero to $150.0, with outstanding borrowings averaging $55.8 per day.

In April 2011, AK Steel entered into a new $1.0 billion asset-backed revolving credit facility (“New Credit Facility”) with a group of lenders.  The New Credit Facility, which is secured by most of the Company’s product inventory and accounts receivable, replaces the Replaced Credit Facility, which was set to expire in February 2012 and was secured by the same classes of assets as the New Credit Facility.  As was the case with the Replaced Credit Facility, availability under the New Credit Facility can fluctuate monthly based on the varying levels of eligible collateral.  AK Holding currently is the sole guarantor of the New Credit Facility.

The Company anticipates periodically utilizing the New Credit Facility from time to time throughout 2011, as it deems necessary, to fund requirements for working capital, capital investments and other general corporate purposes.  During the first quarter of 2011, the Company borrowed amounts from the Replaced Credit Facility on a short-term basis, for uses consistent with these general purposes.

Cash used by operations totaled $197.4 for the three months ended March 31, 2011.  Primary uses of cash were for a $30.0 pension contribution, the final $65.0 contribution to the VEBA Trust established as part of the Middletown Retiree Settlement and an increase in working capital of $133.7.  The increase in working capital resulted primarily from an increase in inventories, caused by both higher raw material costs and a higher level of inventory quantities on hand.  In addition, accounts receivable were higher as a result of an increased level of sales.  An increase in accounts payable due to a higher level of business activity partially offset these uses of cash.

Pension- and Retiree Healthcare Benefit-related Matters

The Company made pension contributions of $30.0 during the first quarter of 2011 and $140.0 during the second quarter of 2011.  These pension contributions totaling $170.0 satisfy the Company’s required annual pension contributions for 2011 and increase the Company’s total pension fund contributions since 2005 to over $1.3 billion.  Based on current actuarial valuations, the Company estimates that its required annual pension contributions will be $180.0 for 2012 and $260.0 for 2013.  The calculation of estimated future pension contributions requires the use of assumptions concerning future events.  The most significant of these assumptions relate to future investment performance of the pension funds, actuarial data relating to plan participants, and the interest rate used to discount future benefits to their present value.  Because of the variability of factors underlying these assumptions, including the possibility of future pension legislation, the reliability of estimated future pension contributions decreases as the length of time until the contributions must be made increases.

During the first quarter of 2011, the Company made the final $65.0 payment to the VEBA Trust for the Middletown Works retirees.  See discussion of Middletown Works Retiree Healthcare Benefits Litigation in Note 9 to the consolidated financial statements for further information.

Investing and Financing Activity

During the three months ended March 31, 2011, net cash used by investing activities totaled $106.9.  This total included $35.6 of routine capital investments, mostly related to projects at the Company's Butler Works, and $71.7 in capital investments related to the investment by SunCoke Middletown in capital equipment for the coke plant being constructed in Middletown, Ohio.  The SunCoke Middletown capital investment is funded by its parent company, SunCoke, and is reflected as a payable from SunCoke Middletown to SunCoke.  That payment is reflected in other non-current liabilities on the Company’s Condensed Consolidated Balance Sheets.  Because the SunCoke Middletown capital investment is funded by SunCoke, it has no effect on the net cash flows of AK Steel.

During the three months ended March 31, 2011, cash generated by financing activities totaled $141.6.  This includes $75.0 in proceeds on borrowings from the Replaced Credit Facility and $72.4 in advances from SunCoke to SunCoke Middletown, partially offset by the payment of common stock dividends in the amount of $5.5.

The Company believes that its current sources of liquidity will be adequate to meet its obligations for the foreseeable future.  Future liquidity requirements for employee benefit plan contributions, scheduled debt maturities, debt redemptions and capital investments are expected to be funded by internally-generated cash and other financing sources.  To the extent, if at all, that the Company would need to fund any of its working capital or planned capital investments other than through internally-generated cash, the Company has available its New Credit Facility and believes it has the ability to access the capital markets opportunistically if and when it perceives conditions are favorable.  The Company has no significant scheduled debt maturities until May 2020, when its $550.0 in aggregate principal amount of 2020 Notes is due.  At March 31, 2011, availability under the Replaced Credit Facility was $621.2, with availability reduced by $75.0 for outstanding borrowings and $153.8 for outstanding letters of credit.  The Company’s forward-looking statements on liquidity are based on currently available information and expectations and, to the extent the information or expectations are inaccurate or conditions deteriorate, there could be a material adverse effect on the Company’s liquidity.

Dividends

The following table lists information related to the quarterly cash dividend:

2011 COMMON STOCK DIVIDENDS

Record Date	Payment Date	Per Share
February 11, 2011	March 10, 2011	$0.05
May 13, 2011	June 10, 2011	$0.05

The Company’s New Credit Facility contains certain restrictive covenants with respect to the Company’s payment of dividends.  Under these covenants, dividends are restricted only when (i) availability falls below $225.0 or (ii) availability falls below $175.0 and the Company cannot meet a fixed charge coverage ratio of one to one as of the most recently ended fiscal quarter, at which point dividends would be limited to $12.0 annually.  Currently, the availability under the New Credit Facility significantly exceeds $225.0.  Accordingly, there currently are no covenant restrictions on the Company’s ability to declare and pay a dividend to its stockholders.

Restrictions under the New Credit Facility and Senior Notes

The indentures governing the Company’s 2020 Notes and its New Credit Facility contain restrictions and covenants that may limit the Company’s operating flexibility.

The 2020 Notes’ indentures include customary restrictions on (a) the incurrence of additional debt by certain AK Steel subsidiaries, (b) the incurrence of liens by AK Steel and AK Holding’s other subsidiaries, (c) the amount of sale/leaseback transactions, and (d) the ability of AK Steel and AK Holding to merge or consolidate with other entities or to sell, lease or transfer all or substantially all of the assets of the AK Steel and AK Holding to another entity.  They also contain customary events of default.

In April 2011, the Company entered into a new $1.0 billion asset-backed revolving credit facility (“New Credit Facility”) with a group of lenders.  The New Credit Facility, which is secured by most of the Company’s product inventory and accounts receivable, replaces the Company’s prior $850.0 asset-backed credit facility (“Replaced Credit Facility”), which was set to expire in February 2012 and was secured by the same classes of assets as the New Credit Facility.  The New Credit Facility contains restrictions similar to the Replaced Credit Facility, including limitations on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliate transactions.  In the aggregate, however, the restrictions in the New Credit Facility provide the Company with more flexibility than those under the Replaced Credit Facility, and only apply in the event that the Company’s availability under the New Credit Facility falls below certain specific thresholds, none of which exceed $225.0.  The Company does not expect any of these restrictions to affect or limit its ability to conduct its business in the ordinary course.  In addition, the New Credit Facility requires maintenance of a minimum fixed charge coverage ratio of one to one if availability under the New Credit Facility is less than $125.0.

During the period, the Company was in compliance with all the terms and conditions of its debt agreements.

Middletown Works Labor Agreement

On April 19, 2011, members of the International Association of Machinists and Aerospace Workers, Local 1943, ratified a new labor agreement covering approximately 1,700 hourly production and maintenance employees at the Company’s Middletown Works.  The new agreement was effective as of April 19, 2011 and is scheduled to expire September 15, 2014.  The existing contract was scheduled to expire September 15, 2011.

Forward-Looking Statements

Certain statements made or incorporated by reference in this Form 10-Q, or made in press releases or in oral presentations made by Company employees, reflect Management’s estimates and beliefs and are intended to be, and are hereby identified as “forward-looking statements” for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Words such as “expects,” “anticipates,” “believes,” “intends,” “plans,” “estimates” and other similar references to future periods typically identify such forward-looking statements.  These forward-looking statements reflect the current belief and judgment of the Company’s Management, but are not guarantees of future performance or outcomes. They are based on a number of assumptions and estimates that are inherently subject to economic, competitive, regulatory, and operational risks, uncertainties and contingencies that are beyond the Company’s control, and upon assumptions with respect to future business decisions and conditions that are subject to change.  Such risks, uncertainties, contingencies and changes to assumptions could cause actual results to differ materially from those currently expected by management and include, among others: lower than expected selling prices and/or shipments as a result of a slow recovery in the domestic and global economies; severe financial hardship or bankruptcy of one of more of the Company’s major customers; demand in key product markets and geographies below the Company’s forecasts; risks related to the earthquake, tsunami and nuclear energy facility issues in Japan; changes in tax laws or rates which would impact the value of the Company’s net deferred tax assets competitive pressure from increased global steel production and imports; changes in the cost of raw materials and energy, particularly scrap, iron ore and coal; disruptions with respect to our supply of raw materials; adverse effects from a failure to timely reach new labor agreements with employees; disruptions with respect to production; changes in the law or circumstances affecting our healthcare and pension obligations, which could include the recognition of a corridor charge with respect to its pension plans; unexpected adverse outcomes in major litigation, arbitrations, environmental issues and other contingencies; climate change and greenhouse gas emission limitations and regulations; and conditions in the financial, credit, capital and/or banking markets.  In addition, these include, but are not limited to, statements in the Outlook and Liquidity and Capital Resources sections and Item 3, Quantitative and Qualitative Disclosure about Market Risk.

As discussed in its Annual Report on Form 10-K for the year ended December 31, 2010, the Company cautions readers that such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management.  See Item 1A, Risk Factors, in Part II of this report and Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2010.

Any forward-looking statement made by the Company in this document speaks only as of the date on which it is made. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The Company’s primary areas of market risk include changes in (a) interest rates, (b) the prices of raw materials and energy sources, and (c) foreign currency exchange rates.  The Company manages interest rate risk by issuing variable- and fixed-rate debt, and had total debt of $652.1 outstanding at March 31, 2011, consisting of $552.8 of fixed-rate debt and $99.3 of variable-rate debt.  In addition, at March 31, 2011, the Company had $75.0 of short-term borrowings outstanding under its Replaced Credit Facility that bears interest at variable interest rates.  An increase in prevailing interest rates would increase interest expense and interest paid for the variable-rate debt.  For example, a 1% increase in interest rates would have resulted in an increase in annual interest expense of approximately $1.8 on the Company’s debt at March 31, 2011.

With regard to raw materials and energy sources, the cost of iron ore, in particular, and the cost of scrap both have been volatile over the course of the last several years.  In addition, natural gas prices have been highly volatile at times.  To address such cost volatility, where competitively possible, the Company attempts to increase the price of steel it sells to the spot market and to negotiate a variable-pricing mechanism with its contract customers that allows the Company to adjust selling prices in response to changes in the cost of certain raw materials and energy.  While the Company still does not recover all of its raw material cost increases through these mechanisms, it has made significant progress in that respect through 2011, particularly with respect to variable-pricing terms with its contract customers.  In addition, in the case of stainless steel, increased costs for nickel, chrome and molybdenum can usually be recovered through established price surcharges.  Therefore, fluctuations in the price of energy (particularly natural gas and electricity), raw materials (such as scrap, purchased slabs, coal, iron ore, zinc and nickel) or other commodities will be, in part, passed on to the Company’s customers rather than absorbed solely by the Company.

In addition, in order to further minimize its exposure to fluctuations in raw material costs, and to secure an adequate supply of raw materials, the Company has entered into multi-year purchase agreements for certain raw materials that provide for fixed prices or only a limited variable-price mechanism.  While enabling the Company to reduce its exposure to fluctuations in raw material costs, this also exposes the Company to an element of market risk relative to its sales contracts.  After new contracts are negotiated with the Company’s customers, the average sales prices could increase or decrease.  If that average sales price decreases, the Company may not be able to reduce its raw material costs to a corresponding degree due to the multi-year term and fixed-price nature of some of its raw material purchase contracts.  In addition, some of the Company’s existing multi-year supply contracts, particularly with respect to iron ore, have required minimum purchase quantities.  Under adverse economic conditions, those minimums may exceed the Company’s needs.  Subject to exceptions for force majeure and other circumstances affecting the legal enforceability of the contracts, such minimum purchase requirements could require the Company to purchase quantities of raw materials, particularly iron ore, which significantly exceed its anticipated needs.  Under such circumstances, the Company would attempt to negotiate agreements for new purchase quantities.  There is a risk, however, that in one or more instances the Company would not be successful in securing lower purchase quantities, either through negotiation or litigation.  In that event, the Company would likely be required to purchase more of a particular raw material in a particular year than it needs, negatively affecting its cash flows.

The Company uses cash-settled commodity price swaps and options (including collars) to hedge the market risk associated with the purchase of certain of its raw materials and energy requirements.  Such hedges routinely are used with respect to a portion of the Company’s natural gas and nickel requirements and are sometimes used with respect to its aluminum, zinc and electricity requirements.  The Company’s hedging strategy is designed to protect it against excessive pricing volatility.  However, abnormal price increases in any of these commodity markets might still negatively affect operating costs, as the Company does not typically hedge 100% of its exposure.

For derivatives designated in cash flow hedging relationships, the effective portion of the gains and losses from the use of these instruments for natural gas and electricity are recorded in accumulated other comprehensive income on the Condensed Consolidated Balance Sheets and recognized into cost of products sold in the same period as the earnings recognition of the associated underlying transaction.  At March 31, 2011, accumulated other comprehensive income included $3.8 in unrealized after-tax gains for the fair value of these derivative instruments.  All other commodity price swaps and options are marked to market and recognized into cost of products sold with the offset recognized as other current assets or other accrued liabilities.  At March 31, 2011, other current assets of $0.7 were included on the Condensed Consolidated Balance Sheets for the fair value of these commodity hedges.

The following table presents the negative effect on pre-tax income of a hypothetical change in the fair value of derivative instruments outstanding at March 31, 2011, due to an assumed 10% and 25% decrease in the market price of each of the indicated commodities.

	Negative Effect on Pre-tax Income
Commodity Derivative	10% Decrease	25% Decrease
Natural Gas	$3.8	$14.8
Nickel	0.2	0.5
Zinc	0.3	0.8

Because these instruments are structured and used as hedges, these hypothetical losses would be offset by the benefit of lower prices paid for the physical commodity used in the normal production cycle.  The Company currently does not enter into swap or option contracts for trading purposes.

The Company also is subject to risks of exchange rate fluctuations on a small portion of intercompany receivables that are denominated in foreign currencies.  The Company uses forward currency contracts to manage exposures to certain of these currency price fluctuations.  At March 31, 2011, the Company had outstanding forward currency contracts with a total contract value of $21.2 for the sale of euros.  At March 31, 2011, accrued liabilities of $0.6 were included on the Condensed Consolidated Balance Sheets for the fair value of these contracts.  Based on the contracts outstanding at March 31, 2011, a 10% change in the dollar to euro exchange rate would result in an approximate $2.1 pretax impact on the value of these contracts on a mark-to-market basis, which would offset the effect of a change in the exchange rate on the underlying receivable.

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

The information called for by this item is incorporated herein by reference to Note 9 of the consolidated financial statements included in Part I, Item 1.

Item 1A.	Risk Factors.

The Company cautions readers that its business activities involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management.  The Company described the principal risk factors that could affect its results in its Annual Report on Form 10-K for the year ended December 31, 2010.  Set forth below is an update to those prior risk factor descriptions.

●
Risks related to the earthquake, tsunami and nuclear energy facility issues in Japan.  The Company may be affected directly or indirectly by the tragic and catastrophic March 2011 earthquake and tsunami in Japan, as well as the resultant problems incurred by Japanese nuclear power facilities.  The scope and character of the catastrophe continues to evolve and the Company is unable at this time to provide any reliable forecast of its effect on the Company. There is the potential for both negative and positive effects. Potential negative effects, particularly in the short term, include disruptions in the global supply chain which could cause a decrease in the total number of automobiles produced in North America.  This would reduce the demand for the Company’s products.  Other risks include potential disruptions to other industries which are customers or suppliers of the Company, negative macroeconomic effects on international trade and/or the Company’s customers, and unforeseen challenges which could develop as the situation in Japan evolves and the full scope of the damage and its effects is comprehended.  In the medium and long term, the potential exists that the circumstances in Japan could provide an economic benefit to the Company.  There is the potential for increased electrical steel sales in Japan as a result of increased demand arising from the rebuilding of Japanese buildings and infrastructure.  There also is an opportunity for increased sales elsewhere as a result of an inability of Japanese steel companies to meet customer demand due to production difficulties related to the natural disaster.  Beyond that, the rebuilding of Japanese buildings and infrastructure will increase steel demand globally and that increased demand could inure indirectly to the benefit of the Company by causing steel prices to increase generally.  The situation is dynamic and, while there exists a risk that the effects of the disaster could have a significant adverse effect on the Company, the Company is not able at this time to reliably evaluate the scope or probability of those risks.  Individually or in the aggregate, however, they could negatively impact the Company’s business, financial results and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities in the quarter ended March 31, 2011.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
January 2011	90,681	$14.52	—
February 2011	—	—	—
March 2011	2,541	15.39	—
Total	93,222	14.55	—	$125.6

(a)
During the quarter, the Company repurchased 93,222 shares of common stock owned by participants in its restricted stock awards program under the terms of the AK Steel Holding Corporation Stock Incentive Plan.  In order to satisfy the requirement that an amount be withheld that is sufficient to pay federal, state and local taxes due upon the vesting of the restricted stock, employees are permitted to have the Company withhold shares having a fair market value equal to the minimum statutory withholding rate which could be imposed on the transaction.  The Company repurchases the withheld shares at the quoted average of the reported high and low sales prices on the day the shares are withheld.

(b)
On October 21, 2008, the Company announced that its Board of Directors had authorized the Company to repurchase, from time to time, up to $150.0 of its outstanding equity securities.  There is no expiration date specified in the Board of Directors’ authorization.

Item 5.	Other Information.

On May 4, 2011, AK Holding filed with the Delaware Secretary of State (i) a Certificate of Elimination of Series A Junior Preferred Stock (“Junior Preferred Stock”) and (ii) a Certificate of Elimination of Series B $3.625 Cumulative Convertible Preferred Stock (“Cumulative Convertible Preferred Stock”).  The effect of these two Certificates of Elimination, each of which was effective upon its filing, was to remove from the Company’s Certificate of Incorporation, as amended, the Certificates of Designation that created the Junior Preferred Stock and the Cumulative Convertible Preferred Stock, as previously filed with the Delaware Secretary of State on February 5, 1996 and September 30, 1999, respectively.  No shares of either Junior Preferred Stock or Cumulative Convertible Preferred Stock were issued or outstanding as of the filing of the Certificates of Elimination.  Copies of the Certificate of Elimination of Junior Preferred Stock and the Certificate of Elimination of Cumulative Convertible Preferred Stock are attached to this Form 10-Q as Exhibits 3.1 and 3.2, respectively, and are incorporated by reference herein.

Also on May 4, 2011, AK Holding filed with the Delaware Secretary of State a Restated Certificate of Incorporation of AK Holding (“Restated Certificate”) pursuant to Section 245 of the Delaware General Corporation Law.  The Restated Certificate, which was effective upon its filing, merely restates and integrates into a single document AK Holding’s original Certificate of Incorporation and all of the outstanding separate amendments subsequently made thereto that were in effect at the time of filing of the Restated Certificate.  The purpose of restating the existing Certificate of Incorporation is simply to integrate all of the provisions of AK Holding’s Certificate of Incorporation into a single document to enable interested parties to more easily locate and reference all of the provisions of this governing document of AK Holding.  A copy of the Restated Certificate is attached to this Form 10-Q as Exhibit 3.3 and is incorporated by reference herein.

Item 6.	Exhibits.

Exhibit Number	Description
3.1	Certificate of Elimination of Series A Junior Preferred Stock
3.2	Certificate of Elimination of Series B $3.625 Cumulative Convertible Preferred Stock
3.3	Restated Certificate of Incorporation of AK Steel Holding Corporation
10.1
Loan and Security Agreement dated as of April, 28, 2011, among AK Steel, as Borrower, Certain Financial Institutions, as Lenders, Bank of America, N.A., as Agent, JPMorgan Chase Bank, N.A. and Wells Fargo Capital Finance, LLC, as Co-Syndication Agents, Citibank, N.A. and Deutsche Bank Securities Inc., as Co-Documentation Agents, Fifth Third Bank and PNC Bank, National Association, as Managing Agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and Wells Fargo Capital Finance, LLC, as Joint Lead Arrangers and Co-Book Managers (incorporated herein by reference to Exhibit 10.1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on April 29, 2011).

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
101
Financial statements from the Quarterly Report on Form 10-Q of AK Steel Holding Corporation for the quarter ended March 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to condensed consolidated financial statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AK STEEL HOLDING CORPORATION
(Registrant)

Dated:	May 5, 2011	/s/ Albert E. Ferrara, Jr.
Albert E. Ferrara, Jr.
Senior Vice President, Finance and Chief Financial Officer

Dated:	May 5, 2011	/s/ Richard S. Williams
Richard S. Williams
Controller and Chief Accounting Officer