Form 10-Q
period 2011-06-30
AK STEEL HOLDING CORP
filed 2011-08-08
CIK 918160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

There were 110,264,541 shares of common stock outstanding as of August 5, 2011.

AK STEEL HOLDING CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

AK STEEL HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2011	2010	2011	2010

Net sales	$1,791.9	$1,596.1	$3,373.0	$3,001.8

Cost of products sold (exclusive of items shown below)	1,623.0	1,428.0	3,082.5	2,671.6
Selling and administrative expenses	53.9	52.6	109.3	106.8
Depreciation	46.5	49.9	93.2	100.2

Total operating costs	1,723.4	1,530.5	3,285.0	2,878.6

Operating profit	68.5	65.6	88.0	123.2

Interest expense	11.6	11.1	20.2	20.0
Other income (expense)	—	(9.2)	3.4	(13.8)

Income before income taxes	56.9	45.3	71.2	89.4

Income tax provision due to tax law changes	2.0	—	2.0	25.3
Income tax provision	22.5	18.9	28.3	36.3
Total income tax provision	24.5	18.9	30.3	61.6

Net income	32.4	26.4	40.9	27.8
Less: Net loss attributable to noncontrolling interests	(0.7)	(0.3)	(0.9)	(0.8)

Net income attributable to AK Steel Holding Corporation	$33.1	$26.7	$41.8	$28.6

Basic and diluted earnings per share:
Net income attributable to AK Steel Holding Corporation common stockholders	$0.30	$0.24	$0.38	$0.26

Dividends declared and paid per share	$0.05	$0.05	$0.10	$0.10

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions)
	June 30,	December 31,
(unaudited)	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$45.6	$216.8
Accounts receivable, net	648.8	482.8
Inventory, net	765.5	448.7
Deferred tax asset, current	224.8	225.7
Other current assets	20.1	30.1
Total current assets	1,704.8	1,404.1
Property, plant and equipment	5,845.8	5,668.2
Accumulated depreciation	(3,728.1)	(3,635.0)
Property, plant and equipment, net	2,117.7	2,033.2
Other non-current assets:
Investment in AFSG Holdings, Inc.	55.6	55.6
Goodwill	37.1	37.1
Deferred tax asset, non-current	575.3	581.5
Other non-current assets	92.3	77.1
Total other non-current assets	760.3	751.3
TOTAL ASSETS	$4,582.8	$4,188.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under credit facility	$275.0	$—
Accounts payable	750.5	553.1
Accrued liabilities	165.6	145.0
Current portion of long-term debt	0.7	0.7
Current portion of pension and other postretirement benefit obligations	104.3	145.7
Total current liabilities	1,296.1	844.5
Non-current liabilities:
Long-term debt	650.3	650.6
Pension and other postretirement benefit obligations	1,517.6	1,706.0
Other non-current liabilities	474.1	346.4
Total non-current liabilities	2,642.0	2,703.0
TOTAL LIABILITIES	3,938.1	3,547.5
Commitments and contingencies
Stockholders’ equity:
Preferred stock, authorized 25,000,000 shares
Common stock, authorized 200,000,000 shares of $.01 par value each; issued 123,208,418 and 122,829,975 shares in 2011 and 2010; outstanding 110,267,025 and 109,986,790 shares in 2011 and 2010	1.2	1.2
Additional paid-in capital	1,918.1	1,909.4
Treasury stock, common shares at cost, 12,941,393 and 12,843,185 shares in 2011 and 2010	(171.5)	(170.1)
Accumulated deficit	(1,157.5)	(1,188.4)
Accumulated other comprehensive income	59.4	92.6
Total AK Steel Holding Corporation stockholders’ equity	649.7	644.7
Noncontrolling interests	(5.0)	(3.6)
TOTAL STOCKHOLDERS’ EQUITY	644.7	641.1
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,582.8	$4,188.6

The Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, include the following amounts related to consolidated variable interest entities:

	June 30,	December 31,
(unaudited)	2011	2010
Property, plant and equipment	$376.6	$251.6
Accumulated depreciation	(8.5)	(8.3)
Accounts payable	14.8	19.5
Other non-current liabilities	357.1	226.2

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
	Six Months Ended June 30,
(unaudited)	2011	2010
Cash flows from operating activities:
Net income	$40.9	$27.8
Depreciation	93.2	100.2
Amortization	8.5	11.0
Deferred income taxes	28.0	63.6
Contributions to pension trust	(170.0)	(110.0)
Contributions to Middletown retirees VEBA	(65.0)	(65.0)
Pension and other postretirement benefit payments greater than expense	(56.2)	(54.0)
Working capital	(232.2)	(160.6)
Working capital—SunCoke Middletown	0.9	15.0
Other operating items, net	(8.5)	17.7
Net cash flows from operating activities	(360.4)	(154.3)

Cash flows from investing activities:
Capital investments	(66.3)	(35.0)
Capital investments—SunCoke Middletown	(130.4)	(48.9)
Other investing items, net	0.2	1.0
Net cash flows from investing activities	(196.5)	(82.9)

Cash flows from financing activities:
Net borrowings under credit facility	275.0	—
Proceeds from issuance of long-term debt	—	400.0
Redemption of long-term debt	(0.4)	(505.9)
Debt issuance costs	(9.1)	(8.7)
Proceeds from exercise of stock options	0.2	1.3
Purchase of treasury stock	(1.4)	(7.5)
Common stock dividends paid	(11.0)	(11.0)
Advances from noncontrolling interest owner to SunCoke Middletown	130.9	35.0
Other financing items, net	1.5	1.8
Net cash flows from financing activities	385.7	(95.0)

Net decrease in cash and cash equivalents	(171.2)	(332.2)

Cash and cash equivalents, beginning of period	216.8	461.7

Cash and cash equivalents, end of period	$45.6	$129.5

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise indicated)

NOTE 1 - Basis of Presentation

In the opinion of the management of AK Steel Holding Corporation (“AK Holding”) and its wholly-owned subsidiary, AK Steel Corporation (“AK Steel”, and together with AK Holding, the “Company”), the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2011, the results of its operations for the three and six months ended June 30, 2011 and 2010, and its cash flows for the six months ended June 30, 2011 and 2010. The results of operations for the three and six months ended June 30, 2011, are not necessarily indicative of the results to be expected for the year ending December 31, 2011. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2010.

NOTE 2 - Earnings per Share

Earnings per share is calculated using the “two-class” method. Under the “two-class” method, undistributed earnings are allocated to both common shares and participating securities. The sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders is divided by the weighted-average number of common shares outstanding during the period. The restricted stock granted by AK Holding is entitled to dividends and meets the criteria of a participating security.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income attributable to AK Steel Holding Corporation	$33.1	$26.7	$41.8	$28.6
Less: distributed earnings to common stockholders and holders of certain stock compensation awards	5.5	5.5	11.0	11.0
Undistributed earnings	$27.6	$21.2	$30.8	$17.6

Common stockholders earnings—basic and diluted:
Distributed earnings to common stockholders	$5.5	$5.5	$11.0	$11.0
Undistributed earnings to common stockholders	27.5	21.1	30.7	17.5
Common stockholders earnings—basic and diluted	$33.0	$26.6	$41.7	$28.5

Common shares outstanding (weighted-average shares in millions):
Common shares outstanding for basic earnings per share	109.8	109.5	109.8	109.5
Effect of dilutive stock-based compensation	0.4	0.4	0.4	0.4
Common shares outstanding for diluted earnings per share	110.2	109.9	110.2	109.9

Basic and diluted earnings per share:
Distributed earnings	$0.05	$0.05	$0.10	$0.10
Undistributed earnings	0.25	0.19	0.28	0.16
Basic and diluted earnings per share	$0.30	$0.24	$0.38	$0.26

Potentially issuable common shares (in millions) excluded from earnings per share calculation due to anti-dilutive effect	0.6	0.6	0.6	0.3

NOTE 3 - Inventories

Inventories are valued at the lower of cost or market. The cost of the majority of inventories is measured on the last-in, first-out (LIFO) method. Other inventories are measured principally at average cost and consist mostly of foreign inventories and certain raw materials.

	June 30,	December 31,
	2011	2010
Finished and semi-finished	$900.9	$702.2
Raw materials	442.2	260.7
Total cost	1,343.1	962.9
Adjustment to state inventories at LIFO value	(577.6)	(514.2)
Net inventories	$765.5	$448.7

NOTE 4 - Pension and Other Postretirement Benefits

The Company provides noncontributory pension and various healthcare and life insurance benefits to most employees and retirees. The pension plan is not fully funded and the Company has contributed $170.0 to the qualified pension plan trust in 2011, which satisfies the Company’s minimum required contributions for the current year. Actual contributions are presented below:

	Six Months Ended June 30,
	2011	2010
Pension plan contributions	$170.0	$110.0

Net periodic benefit cost (income) for pension and other postretirement benefits were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Pension Benefits
Service cost	$0.8	$0.9	$1.6	$1.7
Interest cost	45.2	47.9	90.4	95.8
Expected return on assets	(51.9)	(49.0)	(103.9)	(97.9)
Amortization of prior service cost	0.8	0.6	2.0	1.6
Amortization of (gain) loss	4.7	4.3	9.4	8.6
Net periodic benefit cost (income)	$(0.4)	$4.7	$(0.5)	$9.8

Other Postretirement Benefits
Service cost	$1.1	$1.1	$2.1	$2.1
Interest cost	9.3	10.7	19.2	21.5
Settlement gain related to Middletown Retiree Settlement	—	—	(14.0)	—
Amortization of prior service cost (credit)	(19.2)	(19.7)	(38.3)	(39.4)
Reversal of prior amortization related to Butler Retiree Settlement	—	—	14.2	—
Amortization of (gain) loss	(0.2)	(0.6)	(0.5)	(1.3)
Net periodic benefit cost (income)	$(9.0)	$(8.5)	$(17.3)	$(17.1)

In July 2009, the Company reached a final settlement (the “Middletown Retiree Settlement”) of a class action filed on behalf of certain retirees from the Company’s Middletown Works relating to the Company’s other postretirement benefit (“OPEB”) obligations to such retirees. For accounting purposes, a settlement of the Company’s OPEB obligations related to the Middletown Retiree Settlement was deemed to have occurred in the first quarter of 2011 when the Company made the final payment of $65.0 to a Voluntary Employee Benefit Association (“VEBA”) trust created under the terms of that settlement. In the first quarter of 2011, the Company recognized the settlement accounting at the date of the final payment and recorded a non-cash gain of $14.0 in the income statement. The amount recognized was prorated based on the portion of the total liability as of March 2008 that was settled pursuant to the Middletown Retiree Settlement.

In January 2011, the Company reached a final settlement agreement (the “Butler Retiree Settlement”) of a class action filed on behalf of certain retirees from the Company’s Butler Works relating to the Company’s OPEB obligations to such retirees. The effect of the settlement on the Company’s total OPEB liability (prior to any funding of a VEBA Trust created under the terms of the settlement) was an increase in that liability of approximately $29.6 in the first quarter of 2011. With respect to this increase, a one-time, pre-tax charge of $14.2 was recorded in the first quarter of 2011 to reverse previous amortization of the prior plan amendment. The remaining portion was recognized in other comprehensive income and will be amortized into earnings over approximately five years. Included in the “Amortization of gain” for Other Postretirement Benefits in the three and six months ended June 30, 2010 were charges of $0.4 and $0.8 as a result of a preliminary injunction issued on January 29, 2010 related to this issue. For accounting purposes, a settlement of the Company's OPEB obligations will be deemed to have occurred when the Company makes the last payment called for under the settlement in 2014. A further discussion of the Butler Works retiree healthcare benefits litigation can be found in Note 9.

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

NOTE 5 - Share-based Compensation

AK Holding’s Stock Incentive Plan (the “SIP”) permits the granting of nonqualified stock option, restricted stock, performance share and/or restricted stock unit awards to Directors, officers and other employees of the Company. Stockholders have approved an aggregate maximum of 19 million shares issuable under the SIP through December 31, 2019.

The following table summarizes information about share-based compensation expense, which the Company has estimated will be $15.3 for 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
Share-based Compensation Expense	2011	2010	2011	2010
Stock options	$0.5	$0.5	$1.5	$1.8
Restricted stock	1.5	1.1	3.9	4.4
Restricted stock units issued to Directors	0.2	0.2	0.4	0.4
Performance shares	1.5	1.5	3.1	2.9
Pre-tax share-based compensation expense	$3.7	$3.3	$8.9	$9.5

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

The Company previously compensated its Directors in part with stock options that vested and became exercisable after one year. On July 16, 2009, however, the Board of Directors, upon the recommendation of its outside compensation consultant, approved a change to the Director compensation program to replace the grants of stock options, which non-employee Directors previously received upon election to the Board and at five-year intervals thereafter, with ongoing quarterly awards of restricted stock units (“RSUs”). This change did not affect the vesting of stock options granted to Directors prior to July 16, 2009.

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

The Company’s estimate of fair value of options granted is calculated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2011	2010
Expected volatility	59.7% – 70.4%	61.8% – 77.7%
Weighted-average volatility	62.1%	65.9%
Expected term (in years)	2.7 – 6.3	2.8 – 6.3
Risk-free interest rate	0.87% – 2.58%	1.18% – 2.89%
Dividend yield	1.37%	0.91%
Weighted-average grant-date fair value per share of options granted	$6.84	$11.32

A summary of option activity under the Company’s SIP for the six months ended June 30, 2011, is presented below:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	1,100,597	$16.86
Granted	299,093	14.58
Exercised	(20,093)	8.88
Outstanding at June 30, 2011	1,379,597	16.48	6.9	$3.1

Exercisable at June 30, 2011	816,350	17.25	5.7	2.1

Unvested at June 30, 2011	563,247	15.37	8.7	1.0

Unvested at June 30, 2011 expected to vest	535,085	15.37	8.7	0.9

As of June 30, 2011, there were $1.9 of total unrecognized compensation costs related to non-vested stock options, which costs are expected to be recognized over a weighted average period of 1.2 years.

The following table summarizes information about stock options exercised for the relevant periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total intrinsic value of options exercised (a)	$0.1	$—	$0.2	$2.2

(a)	Based upon the actual market price on the date of exercise, as determined by the quoted average of the reported high and low sales prices on such date.

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

A summary of the activity for non-vested restricted stock awards for the six months ended June 30, 2011, is presented below:

Restricted Stock Awards	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2010	427,201	$16.26
Granted	340,493	14.58
Vested/restrictions lapsed	(295,428)	15.74
Outstanding at June 30, 2011	472,266	15.37

The following table summarizes information related to restricted stock awards vested for the relevant periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Fair value of restricted shares vested/restrictions lapsed	$0.2	$0.2	$4.3	$11.1

As of June 30, 2011, there were $5.0 of total unrecognized compensation costs related to non-vested restricted stock awards granted under the SIP, which costs are expected to be recognized over a weighted average period of 2.0 years.

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

A summary of the activity for non-vested performance share awards for the six months ended June 30, 2011, is presented below:

Performance Share Awards	Performance Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2010	927,011	$18.85
Granted	384,352	15.78
Earned	—	—
Forfeited	(158,123)	33.18
Outstanding at June 30, 2011	1,153,240	15.86

As of June 30, 2011, there were $9.4 of total unrecognized compensation costs related to non-vested performance share awards granted under the SIP, which costs are expected to be recognized over a weighted average period of 1.4 years.

NOTE 6 - Long-term Debt and Other Financing

In April 2011, AK Steel entered into a new five-year, $1.0 billion asset-backed revolving credit facility (“New Credit Facility”) with a group of lenders. The New Credit Facility, which is secured by most of the Company’s product inventory and accounts receivable, replaced AK Steel’s prior $850.0 asset-backed credit facility (“Replaced Credit Facility”), which was set to expire in February 2012 and was secured by the same classes of assets as the New Credit Facility. The New Credit Facility contains restrictions similar to the Replaced Credit Facility, including limitations on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliate transactions. In the aggregate, however, the restrictions in the New Credit Facility provide the Company with more flexibility than those under the Replaced Credit Facility, and only apply in the event that the Company’s availability under the New Credit Facility falls below certain specific thresholds, none of which exceed $225.0. Availability is calculated as the lesser of the credit facility commitment or the Company’s eligible collateral after advance rates, less outstanding revolver borrowings and letters of credit. The Company does not expect any of these restrictions to affect or limit its ability to conduct its business in the ordinary course. In addition, the New Credit Facility requires maintenance of a minimum fixed charge coverage ratio of one to one if availability under the New Credit Facility is less than $125.0. As of June 30, 2011, there were outstanding borrowings of $275.0 under the New Credit Facility and availability was further reduced by $155.1 due to outstanding letters of credit, resulting in remaining availability of $569.9. AK Holding is the sole guarantor of the New Credit Facility.

During the period, the Company was in compliance with all the terms and conditions of its debt agreements.

NOTE 7 - Income Taxes

Income taxes recorded through June 30, 2011, have been estimated based on year-to-date income and projected results for the full year. During the second quarter of 2011, several states enacted changes in tax laws that affected the value of the Company's deferred tax assets. Included in income tax expense for the three and six months ended June 30, 2011 is a charge of $2.0 related to the reduction in the value of the Company’s deferred tax assets as a result of these tax law changes.

As a result of the enactment of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the "Health Care Acts"), the Company recorded a non-cash charge of $25.3 in the first quarter of 2010. The charge was due to a reduction in the value of the Company’s deferred tax asset as a result of a change to the tax treatment associated with Medicare Part D reimbursements. The Company expects to continue to receive Medicare Part D reimbursements despite passage of the Health Care Acts.

NOTE 8 - Comprehensive Income (Loss)

Comprehensive income (loss), net of tax, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income attributable to AK Steel Holding Corporation	$33.1	$26.7	$41.8	$28.6
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	0.3	—	1.5	(2.1)
Cash flow hedges:
Gains (losses) arising in period	(0.4)	7.7	(0.2)	(14.9)
Less: Reclassification of losses (gains) included in net income	(0.7)	(1.9)	3.3	2.9
Unrealized holding gains (losses) on investments:
Unrealized holding gains (losses) arising during period	—	(1.2)	0.1	(0.7)
Less: Reclassification of losses (gains) included in net income	—	—	—	0.1
Pension and OPEB adjustment	(8.5)	(10.3)	(37.9)	(19.5)
Comprehensive income (loss)	$23.8	$21.0	$8.6	$(5.6)

Accumulated other comprehensive income, net of tax, is as follows:

	June 30,	December 31,
	2011	2010
Foreign currency translation	$5.0	$3.5
Cash flow hedges	2.7	(0.4)
Unrealized gain (loss) on investments	(0.2)	(0.3)
Employee benefit liability	51.9	89.8
Accumulated other comprehensive income	$59.4	$92.6

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

	June 30,	December 31,
	2011	2010
Accrued liabilities	$22.5	$20.4
Other non-current liabilities	37.4	38.7

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

Except as expressly noted below, the Company does not currently anticipate any material effect on the Company’s consolidated financial position, results of operations or cash flows as a result of its compliance with current environmental regulations. Moreover, because all domestic steel producers operate under the same set of federal environmental regulations, the Company does not believe that it is disadvantaged relative to its domestic competitors by the need to comply with these regulations. Some foreign competitors may benefit from less stringent environmental requirements in the countries in which they produce, resulting in lower compliance costs and providing those foreign competitors with a cost advantage on their products.

Pursuant to the Resource Conservation and Recovery Act (“RCRA”), which governs the treatment, handling and disposal of hazardous waste, the EPA and authorized state environmental agencies may conduct inspections of RCRA-regulated facilities to identify areas where there have been releases of hazardous waste or hazardous constituents into the environment and may order the facilities to take corrective action to remediate such releases. AK Steel’s major steelmaking facilities are subject to RCRA inspections by environmental regulators. While the Company cannot predict the future actions of these regulators, it is possible that they may identify conditions in future inspections of these facilities which they believe require corrective action.

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

As previously reported, on July 23, 2007, and on December 9, 2008, the EPA issued Notices of Violation (“NOVs”) with respect to the coke plant at AK Steel’s Ashland Works alleging violations of pushing and combustion stack limits. The Company has been investigating these claims and working with the EPA to attempt to resolve them through the negotiation of a Consent Decree that assumed the coke plant would continue to operate. On December 28, 2010, however, the Company announced plans to permanently close the Ashland coke plant in 2011. On June 21, 2011, the Company ceased production at the Ashland coke plant. The Company will continue to negotiate a Consent Decree with the EPA to resolve the NOVs, but as a consequence of the shutdown, the nature of the negotiations with the EPA has changed. The Company anticipates that the focus now will be on the civil penalty associated with the alleged violations. AK Steel believes it will reach a settlement in this matter, but it cannot be certain that a settlement will be reached and cannot reliably estimate at this time how long it will take to reach a settlement or what all of its terms might be. AK Steel will vigorously contest any claims which cannot be resolved through a settlement.

As previously reported, AK Steel has been negotiating with the Pennsylvania Department of Environmental Protection (“PADEP”) to resolve an alleged unpermitted discharge of wastewater from the closed Hillside Landfill at the former Ambridge Works. AK Steel has reached a settlement in this matter and on July 15, 2009, the parties entered into a Consent Order and Agreement (the “Consent Order”) to memorialize that settlement. Under the terms of the Consent Order, AK Steel paid a penalty and also agreed to implement various corrective actions, including an investigation of the area where activities were conducted regarding the landfill, submission of a plan to collect and treat surface waters and seep discharges, and upon approval from PADEP, implementation of that plan. AK Steel anticipates that the remaining cost associated with this matter will be approximately $4.5 in capital costs and $2.2 in expenses. The Company has accrued the $2.2 for anticipated expenses associated with this matter.

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

Legal Contingencies

In addition to the environmental matters discussed above and the items addressed below, there are various claims pending against AK Steel and its subsidiaries involving product liability, commercial, employee benefits and other matters arising in the ordinary course of business. Unless otherwise noted, in the Company’s opinion, the ultimate liability resulting from all of these claims, individually and in the aggregate, should not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

As previously reported, on June 29, 2000, the United States filed a complaint on behalf of the EPA against AK Steel in the U.S. District Court for the Southern District of Ohio (the “Court”), Case No. C-1-00530, for alleged violations of the Clean Air Act, the Clean Water Act and the RCRA at the Middletown Works. Subsequently, the State of Ohio, the Sierra Club and the National Resources Defense Council intervened. On May 15, 2006, a Consent Decree in Partial Resolution of Pending Claims (the “Consent Decree”) was entered by the Court. Under the Consent Decree, the Company paid a civil penalty and performed a supplemental environmental project to remove ozone-depleting refrigerants from certain equipment. The Company further agreed to undertake a comprehensive RCRA facility investigation at its Middletown Works and, as appropriate, complete a corrective measures study. In accordance with the Consent Decree, the Company also is in the process of implementing certain RCRA corrective action interim measures to address polychlorinated biphenyls (“PCBs”) in sediments and soils relating to Dicks Creek and certain other specified surface waters, adjacent floodplain areas, and other previously identified geographic areas. The Company has completed the remedial activity at Dicks Creek that was planned for 2010, but additional work remains to be performed. The Company was required to obtain new or modified permits for the work to be performed in 2011, including a modification of the existing pre-construction notification from the United States Army Corps of Engineers ("ACE") under Nationwide Permit ("NWP") 38 for the remedial work to be performed in the floodplain at Dicks Creek. The Company timely submitted the NWP 38 application on March 7, 2011. ACE has not yet issued the required permit to begin the planned floodplain work in 2011. On July 13, 2011, ACE notified the Company that a Phase I archaeological survey of a portion of the permit area will be necessary, This has resulted in a delay to the start of that work which will impact the Company's ability to execute the work planned in 2011. Additional work will need to be performed after the phase planned for 2011, but the design plan for that additional work has not yet been approved. Until the ACE permit for the 2011 floodplain work is issued and the design plan for the post-2011 work is approved, the Company cannot reliably determine the actual cost of the remaining work required under the Consent Decree or when that work will be finished. The Company currently has accrued $12.7 for the cost of known remedial work required under the Consent Decree, which includes the floodplain work planned for 2011.

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

As previously reported, on October 20, 2009, William Schumacher filed a purported class action against the AK Steel Corporation Retirement Accumulation Pension Plan, or AK RAPP, and the AK Steel Corporation Benefit Plans Administrative Committee in the United States District Court for the Southern District of Ohio, Case No. 1:09cv794. The complaint alleges that the method used under the AK RAPP to determine lump sum distributions does not comply with ERISA and the Internal Revenue Code and resulted in underpayment of benefits to him and the other class members. The plaintiff and the other purportedly similarly situated individuals on whose behalf the plaintiff filed suit were excluded by the Court in 2005 from similar litigation previously reported and now resolved (the class action litigation filed January 2, 2002 by John D. West) based on previous releases of claims they had executed in favor of the Company. There were a total of 92 individuals who were excluded from the prior litigation and the potential additional distributions to them at issue in the litigation total approximately $3.2, plus potential interest. The defendants filed their answer to the complaint on March 22, 2010. On August 11, 2010, the plaintiff filed his motion for class certification. On January 24, 2011, that motion was granted. On March 15, 2011, the plaintiff filed a motion for partial summary judgment. After being fully briefed, that motion was granted on June 27, 2011. The case remains pending for a determination of damages. No trial date has yet been set. The defendants intend to contest this matter vigorously.

As previously reported, on October 20, 2005, Judith A. Patrick and another plaintiff filed a purported class action against AK Steel and the AK Steel Corporation Benefit Plans Administrative Committee in the United States District Court for the Southern District of Ohio, Case No. 1:05-cv-681 (the “Patrick Litigation”). The complaint alleges that the defendants incorrectly calculated the amount of surviving spouse benefits due to be paid to the plaintiffs under the applicable pension plan. On December 19, 2005, the defendants filed their answer to the complaint. The parties subsequently filed cross-motions for summary judgment on the issue of whether the applicable plan language had been properly interpreted. On September 28, 2007, the United States Magistrate Judge assigned to the case issued a Report and Recommendation in which he recommended that the plaintiffs’ motion for partial summary judgment be granted and that the defendants’ motion be denied. The defendants filed timely objections to the Magistrate’s Report and Recommendation. On March 31, 2008, the court issued an order adopting the Magistrate’s recommendation and granting partial summary judgment to the plaintiffs on the issue of plan interpretation. The plaintiffs’ motion for class certification was granted by the Court on October 27, 2008. The case is proceeding with respect to discovery on the issue of damages. No trial date has been set. On May 27, 2009, a case asserting a similar claim was filed against AK Steel by Margaret Lipker in the United States District Court for the Eastern District of Kentucky, Case No. 09-00050 (the “Lipker Litigation”). The Complaint in the Lipker Litigation alleged that AK Steel incorrectly calculated the amount of Ms. Lipker’s surviving spouse benefits due to be paid under the applicable pension plan (which was a different plan from that at issue in the Patrick Litigation). The parties filed cross-motions for summary judgment. On February 23, 2010, the Court in the Lipker Litigation granted plaintiffs’ motion for summary judgment and found that Ms. Lipker is entitled to a surviving spouse benefit of approximately four hundred sixty three dollars per month. AK Steel appealed that February 23, 2010, decision to the United States Court of Appeals for the Sixth Circuit on March 11, 2010, Case No. 10-5298. The issues in the appeal have been fully briefed by the parties. In addition, counsel representing the plaintiffs in the Patrick Litigation filed an amicus curiae brief on July 20, 2010, on the ground that the decision in the Lipker Litigation could impact the merits of the issues in the Patrick Litigation. The amicus curiae brief requested the Court of Appeals to affirm the district court’s decision in the Lipker Litigation on the issue of plan interpretation and liability. Oral argument in the appeal of the Lipker Litigation is scheduled for October 5, 2011. The defendants intend to contest both of these matters vigorously.

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

As previously reported, on June 1, 2009, the Chinese Ministry of Commerce (“MOFCOM”) initiated antidumping and countervailing duty investigations of imports of grain oriented electrical steel (“GOES”) from Russia and the United States. China initiated the investigations based on a petition filed by two Chinese steelmakers. These two steelmakers allege that AK Steel and Allegheny Technologies Inc. of the United States and Novolipetsk Steel of Russia exported GOES to China at less than fair value, and that the production of GOES in the United States has been subsidized by the government. On December 9, 2009, MOFCOM issued its preliminary determination that GOES producers in the United States and Russia had been dumping in the China market and that GOES producers in the United States had received subsidies from the United States government. The Chinese authorities imposed provisional additional duties on future imports of GOES from Russia and/or the United States to China. The duties do not apply to past imports. On or about April 10, 2010, MOFCOM issued a final determination of dumping and subsidizing against GOES producers in the United States and Russia. On September 16, 2010, the United States Trade Representative (the “USTR”)

filed a complaint with the World Trade Organization (the “WTO”) against China for violating the WTO’s rules in imposing antidumping and countervailing duties against imports of GOES from the United States. On February 11, 2011, the USTR announced that the United States has requested the WTO to establish a dispute settlement panel in this case. On March 25, 2011, the WTO referred the United States complaint against China to its court system. On May 10, 2011, the WTO composed the panel to decide this case. AK Steel intends to fully support the USTR in this matter.

As previously reported, on August 26, 2009, Consolidation Coal Company (“Consolidation”) filed an action against AK Steel and Neville Coke LLC (“Neville”) in the Court of Common Pleas of Allegheny County, Pennsylvania, Case No. GD-09-14830. The complaint alleges that Consolidation and Neville entered into a contract whereby Consolidation would supply metallurgical coal for use by Neville in its coke making operations. Consolidation asserts that Neville breached the alleged contract when it refused to purchase coal from Consolidation. The complaint also alleges that AK Steel tortiously interfered with the purported contractual and business relationship between Consolidation and Neville. Consolidation seeks monetary damages from AK Steel in an amount in excess of $30.0 and monetary damages from Neville in an amount in excess of $20.0. AK Steel tentatively has agreed to indemnify and defend Neville in this action pursuant to the terms of a contractual agreement between AK Steel and Neville. AK Steel is still investigating the facts underlying this matter, however, and has reserved its right to change its position should facts establish that it does not have an obligation to indemnify or defend Neville. On October 20, 2009, AK Steel filed preliminary objections to plaintiff’s complaint on behalf of itself and Neville, seeking to dismiss the action. In response to the preliminary objections, plaintiff filed an amended complaint on November 12, 2009, adding an additional count under the theory of promissory estoppel. On December 2, 2009, AK Steel and Neville filed preliminary objections to plaintiff’s amended complaint, again seeking to dismiss the action. The court overruled the preliminary objections, and on March 18, 2010, AK Steel and Neville filed their answers to the complaint. Discovery has commenced, but no trial date has yet been set. AK Steel intends to contest this matter vigorously.

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

On April 7, 2011, Ruth Abrams filed a shareholder derivative action against AK Holding, each of the current members of its Board of Directors, and the five officers identified in the AK Holding 2010 Proxy Statement (the “2010 Proxy”) as Named Executive Officers. The action was filed in the United States District Court for the District of Delaware, Case No. 1:11-cv-00297-LPS. The complaint alleges that the director defendants and executive defendants breached fiduciary duties of loyalty and care, that the director defendants committed waste, and that the executive defendants were unjustly enriched. More specifically, it alleges that the 2010 Proxy contained false or misleading statements concerning compliance by AK Holding with Section 162(m) of the Internal Revenue Code and the tax deductibility of certain executive compensation paid to the Named Executive Officers. The Complaint seeks an injunction requiring correction of the allegedly false statements and preventing future awards under certain benefit plans to the five Named Executive Officers. It also seeks an equitable accounting, disgorgement in favor of AK Holding for certain alleged losses, and an award of attorneys’ fees and expenses. The defendants have filed motions to dismiss the Complaint, but the briefing on such motions is not yet complete. The defendants intend to contest this matter vigorously. Discovery has not commenced and no trial date has been set.

On May 5, 2011, Massey Coal Sales Company, Inc. (“Massey”) filed under seal a complaint against AK Steel in the United States District Court for the Eastern District of Virginia, Case No. 3:11-cv-00297-JAG. The case involves a dispute over the price of coal for contract year 2011 under a Coal Sales Agreement originally entered into by Massey and AK Steel on November 26, 2003. On June 7, 2011, AK Steel filed under seal its answer to Massey's complaint and a counterclaim against Massey. On June 27, 2011, Massey filed under seal its answer to AK Steel's counterclaim and a motion to dismiss one count of the counterclaim. Discovery has commenced. The case has been scheduled for trial commencing December 12, 2011. AK Steel intends to contest this matter vigorously.

Butler Works Retiree Healthcare Benefits Litigation

As previously reported, on June 18, 2009, three former hourly members of the Butler Armco Independent Union filed a purported class action against AK Steel in the United States District Court for the Southern District of Ohio, Case No. 1-09CV00423 (the “2009 Retiree Action”), alleging that AK Steel did not have a right to make changes to their healthcare benefits. The named plaintiffs in the 2009 Retiree Action sought, among other things, injunctive relief for themselves and the other members of a proposed class, including an order retroactively rescinding certain changes to retiree healthcare benefits negotiated by AK Steel with its union. The proposed class the plaintiffs sought to represent consisted originally of all union-represented retirees of AK Steel other than those retirees who were included in the class covered by the Middletown Works class action litigation referred to in Note 4. On October 14, 2009, plaintiffs filed a motion for preliminary injunction, seeking to prevent certain scheduled January 2010 changes to retiree healthcare from taking effect. On January 29, 2010, the trial court issued an opinion and order granting plaintiffs’ motion for a preliminary injunction and barring AK Steel from effecting any further benefit reductions or new healthcare charges for Butler Works hourly retirees until final judgment in the case. Absent a reversal of the decision to impose the preliminary injunction, the negotiated changes to retiree healthcare for the Company’s Butler Works retirees would have been rescinded and the Company’s OPEB obligations would have increased by approximately $145.0 based upon then-current valuation assumptions. This amount reflects the value of the estimated additional healthcare and welfare benefits AK Steel would pay out with respect to the Butler hourly retirees.

In the third quarter of 2010, the Company reached a tentative settlement agreement (the “Hourly Class Settlement”) with the Butler Works hourly retirees who initiated the litigation. The participants in the Hourly Class Settlement consist generally of all retirees and their surviving spouses who worked for AK Steel at Butler Works and retired from AK Steel on or before December 31, 2006 (the “Hourly Class Members”). After reaching the Hourly Class Settlement, the Company was notified that a separate group of retirees from the Butler Works who were previously salaried employees and who had been members of the Butler Armco Independent Salaried Union were asserting similar claims and desired to settle those claims on a basis similar to the settlement with the hourly employees. The participants in this group consist generally of all retirees and their surviving spouses who worked for AK Steel at Butler Works and retired from AK Steel anytime from January 1, 1985, through September 30, 2006 (the “Salaried Class Members”). If the Salaried Class Members were to prevail on their claims, the Company’s OPEB would have increased by approximately $8.5 based upon then-current valuation assumptions. This amount reflects the value of the estimated additional healthcare and welfare benefits AK Steel would pay out with respect to the Salaried Class Members. After negotiation with counsel representing the Salaried Class Members, the Company also reached a tentative settlement agreement with the Salaried Class Members (the “Salaried Class Settlement” and with the Hourly Class Settlement, collectively referred to as the "Butler Retiree Settlement").

The Butler Retiree Settlement with both the Hourly Class Members and the Salaried Class Members (hereinafter collectively referred to as the “Class Members”) was subject to approval by the Court. On September 17, 2010, the plaintiffs filed an Unopposed Motion to File a Second Amended Complaint and an Unopposed Amended Motion for an Order Conditionally Certifying Classes, and the parties jointly filed a Joint Motion for Preliminary Approval of Class Action Settlement Agreements and Proposed Class Notice. On September 24, 2010, the Court held a hearing on these motions and issued orders granting the joint motion for preliminary approval of the Butler Retiree Settlement, conditionally certifying the two classes, and allowing the filing of a second amended complaint. The second amended complaint was deemed filed as of September 24, 2010 and defined the class represented by the plaintiffs to consist of the Class Members.

On January 10, 2011, the Court issued written orders granting final approval to the Butler Retiree Settlement, as well as the proposed attorney fee award. The final judgment (the “Judgment”) formally approving the Butler Retiree Settlement and the attorney fee award also was entered on January 10, 2011. The Butler Retiree Settlement became effective on that date. No appeal from that Judgment has been taken and the time for filing such an appeal has expired. Pursuant to the Butler Retiree Settlement, AK Steel agreed to continue to provide company-paid health and life insurance to Class Members through December 31, 2014, and to make combined lump sum payments totaling $91.0 to a VEBA Trust and to plaintiffs' counsel. AK Steel will make three cash contributions to the VEBA Trust as follows: approximately $22.6 on August 1, 2011; approximately $31.7 on July 31, 2012; and approximately $27.6 on July 31, 2013. The balance of the lump sum payments will be paid to plaintiffs' attorneys on August 1, 2011, to cover plaintiffs' obligations with respect to attorneys' fees. Effective January 1, 2015, AK Steel will transfer to the VEBA Trust all OPEB obligations owed to the Class Members under the Company's applicable health and welfare plans and will have no further liability for any claims incurred by the Class Members after December 31, 2014, relating to their OPEB obligations. The VEBA Trust will be utilized to fund all such future OPEB obligations to the Class Members. Trustees of the VEBA Trust will determine the scope of the benefits to be provided to the Class Members. For accounting purposes, a settlement of the Company's OPEB obligations will be deemed to have occurred when AK Steel makes the last payment called for under the settlement in 2014. See Note 4 for more information concerning amounts recognized in the financial statements in connection with the Butler Retiree Settlement.

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

•
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

•
Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include model-generated values that rely on inputs either directly observed or readily-derived from available market data sources, such as Bloomberg or other news and data vendors. Level 2 prices include: quoted prices for similar assets or liabilities in active markets, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates and yield curves observable at commonly quoted intervals or current market) and contractual prices for the underlying financial instrument, as well as other relevant economic factors. Market values of the Company’s natural gas, electric, and nickel derivative values and foreign currency forward contracts values are generated using forward prices that are derived from observable futures prices relating to the respective commodity or currency from sources such as the New York Mercantile Exchange (NYMEX) or the London Metal Exchange (LME). In cases where the derivative is an option contract (including caps, floors and collars), the Company’s valuations reflect adjustments made to valuations generated by the derivatives’ counterparty. After validating that the counterparty’s assumptions relating to implied volatilities are in line with an independent source for these implied volatilities, the Company discounts these model-generated future values with discount factors designed to reflect the credit quality of the party obligated to pay under the derivative contract. While differing discount rates applied to different contracts as a function of differing maturities and different counterparties, for the period ended June 30, 2011, a spread over benchmark interest rates of less than three percent was used for contracts valued as liabilities, while the spread over benchmark rates of less than one and one-half percent was used for derivatives valued as assets.

•
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

The following fair value table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

	June 30, 2011			December 31, 2010
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Other non-current assets—
Available for sale investments	$30.2	$—	$30.2	$29.9	$—	$29.9
Other current assets:
Foreign exchange contracts	—	—	—	—	0.2	0.2
Commodity hedge contracts	—	0.4	0.4	—	0.8	0.8
Assets measured at fair value	$30.2	$0.4	$30.6	$29.9	$1.0	$30.9

Liabilities
Accrued liabilities:
Foreign exchange contracts	$—	$(0.2)	$(0.2)	$—	$—	$—
Commodity hedge contracts	—	(1.0)	(1.0)	—	(0.1)	(0.1)
Liabilities measured at fair value	$—	$(1.2)	$(1.2)	$—	$(0.1)	$(0.1)

The Company has estimated the fair value of long-term debt based upon quoted market prices for the same or similar issues or on the current interest rates available to the Company for debt of similar terms and maturities. The following table summarizes the fair value of the Company’s long-term debt for the relevant periods:

	June 30, 2011	December 31, 2010
Fair value of long-term debt, including current maturities	$678.4	$664.7
Carrying amount of long-term debt, including current maturities	651.0	651.3

The carrying amounts of the Company’s other financial instruments do not differ materially from their estimated fair values at June 30, 2011 and December 31, 2010. The Company has not adopted the fair value option for any assets or liabilities under ASC Section 825-10-15.

NOTE 11 - Variable Interest Entities

SunCoke Middletown

In the first quarter of 2008, the Company’s Board of Directors approved a 20-year supply contract with Middletown Coke Company, LLC (“SunCoke Middletown”), an affiliate of SunCoke Energy, Inc. (“SunCoke”), to provide the Company with metallurgical-grade coke and electrical power. A new facility owned and operated by SunCoke Middletown and costing approximately $410.0 is being constructed adjacent to the Company’s Middletown Works. It currently is scheduled to commence production in the fourth quarter of 2011. The new facility is expected to produce about 550,000 tons of coke and approximately 45 megawatts of electrical power annually, helping the Company achieve its goal of more fully integrating its raw material supply and providing about 25% of the power requirements of Middletown Works. Under the agreement, the Company will purchase all of the coke and electrical power generated from the new plant for at least 20 years.

Even though the Company has no ownership interest in SunCoke Middletown, the Company has committed to purchase all of the expected production from the facility. As a result, SunCoke Middletown is deemed to be a variable interest entity and the financial results of SunCoke Middletown are required to be consolidated with the results of the Company. Included on the Company’s Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010 were assets of $365.5 and $242.4 related to SunCoke Middletown, comprised mainly of construction in progress reflected in property, plant and equipment, net, and liabilities of $372.6 and $248.0, comprised mainly of advances from SunCoke, which are reflected in other non-current liabilities.

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

NOTE 12 - Disclosures About Derivative Instruments and Hedging Activities

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

As of June 30, 2011, the Company had the following outstanding commodity price swaps and options and forward foreign exchange contracts:

Commodity	Amount
Nickel (in lbs)	79,365
Natural gas (in MMBTUs)	13,200,000
Zinc (in lbs)	23,000,012
Electricity (in MWHs)	603,600
Foreign exchange contracts (in euros)	€14,200,000

The following table presents the fair value of derivative instruments in the Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
Asset (liability)	2011	2010
Derivatives designated as hedging instruments:
Accrued liabilities—commodity contracts	$(1.0)	$—

Derivatives not designated as hedging instruments:
Other current assets:
Foreign exchange contracts	—	0.2
Commodity contracts	0.4	0.8
Accrued liabilities:
Foreign exchange contracts	(0.2)	—
Commodity contracts	—	(0.1)

The following table presents gains (losses) on derivative instruments included in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
Gain (loss)	2011	2010	2011	2010
Derivatives in cash flow hedging relationships—
Commodity contracts:
Reclassified from accumulated other comprehensive income (loss) into cost of products sold (effective portion)	$1.1	$1.9	$(5.3)	$(2.9)
Recognized in cost of products sold (ineffective portion and amount excluded from effectiveness testing)	(1.9)	(0.7)	(2.4)	1.2

Derivatives not designated as hedging instruments:
Foreign exchange contracts—recognized in other income, net	0.9	1.4	0.1	1.3
Commodity contracts—recognized in cost of products sold	(0.2)	(2.7)	0.1	(0.8)

The following table lists the amount of gains (losses) expected to be reclassified into earnings within the next twelve months for the Company’s existing commodity contracts that qualify for hedge accounting:

Commodity Hedge	Settlement Dates	Gains (losses)
Natural gas	July 2011 to December 2011	$2.7
Electricity	July 2011 to September 2011	—

NOTE 13 - Supplemental Cash Flow Information

The following table presents the net cash paid (received) during the period for interest, net of capitalized interest, and income taxes:

	Six Months Ended June 30,
	2011	2010
Net cash paid (received) during the period for:
Interest, net of capitalized interest	$18.4	$13.9
Income taxes	(1.5)	(20.4)

The Company had non-cash capital investments during the six months ended June 30, 2011 and 2010, that had not been paid as of the end of the respective period. These amounts are included in accounts payable and accrued liabilities and have been excluded from the Condensed Consolidated Statements of Cash Flows. The Company also granted restricted stock to certain employees and restricted stock units to directors under the SIP.

The amounts of non-cash investing and financing activities for the six months ended June 30, 2011 and 2010, were as follows:

	Six Months Ended June 30,
	2011	2010
Capital investments	$18.8	$27.4
Capital investments—SunCoke Middletown	14.2	—
Issuance of restricted stock and restricted stock units	5.4	6.4

NOTE 14 - Union Contracts

In April 2011, members of the International Association of Machinists and Aerospace Workers, Local 1943, ratified a new labor agreement covering approximately 1,700 hourly production and maintenance employees at the Company’s Middletown Works.  The new agreement is scheduled to expire September 15, 2014.  The existing contract had been scheduled to expire September 15, 2011.

NOTE 15 - Supplemental Guarantor Information

AK Steel has outstanding $550.0 of Senior Notes due 2020 (the “2020 Notes”). The 2020 Notes are governed by indentures entered into by AK Holding and its wholly-owned subsidiary, AK Steel. Under the terms of the indentures, AK Holding fully and unconditionally, jointly and severally, guarantees the payment of interest, principal and premium, if any, on the 2020 Notes. AK Holding is the sole guarantor of the 2020 Notes.

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

Condensed Statements of Operations
Three Months Ended June 30, 2011

	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
Net sales	$—	$1,710.7	$210.7	$(129.5)	$1,791.9
Cost of products sold (exclusive of items shown below)	—	1,563.8	177.9	(118.7)	1,623.0
Selling and administrative expenses	1.2	58.0	8.0	(13.3)	53.9
Depreciation	—	45.0	1.5	—	46.5
Total operating costs	1.2	1,666.8	187.4	(132.0)	1,723.4
Operating profit (loss)	(1.2)	43.9	23.3	2.5	68.5
Interest expense	—	11.6	—	—	11.6
Other income (expense)	—	(1.3)	2.4	(1.1)	—
Income (loss) before income taxes	(1.2)	31.0	25.7	1.4	56.9
Income tax provision due to tax law change	—	2.0	—	—	2.0
Income tax provision (benefit)	(0.4)	12.9	9.5	0.5	22.5
Net income (loss)	(0.8)	16.1	16.2	0.9	32.4
Less: net income (loss) attributable to noncontrolling interests	—	—	(0.7)	—	(0.7)
Equity in net income (loss) of subsidiaries	33.9	17.8	—	(51.7)	—
Net income (loss) attributable to AK Steel Holding Corporation	$33.1	$33.9	$16.9	$(50.8)	$33.1

Condensed Statements of Operations
Three Months Ended June 30, 2010

	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
Net sales	$—	$1,558.6	$147.1	$(109.6)	$1,596.1
Cost of products sold (exclusive of items shown below)	—	1,409.6	131.2	(112.8)	1,428.0
Selling and administrative expenses	1.1	56.8	(5.3)	—	52.6
Depreciation	—	48.1	1.8	—	49.9
Total operating costs	1.1	1,514.5	127.7	(112.8)	1,530.5
Operating profit (loss)	(1.1)	44.1	19.4	3.2	65.6
Interest expense	—	11.1	—	—	11.1
Other income (expense)	—	(4.6)	(4.6)	—	(9.2)
Income (loss) before income taxes	(1.1)	28.4	14.8	3.2	45.3
Income tax provision (benefit)	(0.4)	13.3	4.9	1.1	18.9
Net income (loss)	(0.7)	15.1	9.9	2.1	26.4
Less: net income (loss) attributable to noncontrolling interests	—	—	(0.3)	—	(0.3)
Equity in net income (loss) of subsidiaries	27.4	12.3	—	(39.7)	—
Net income (loss) attributable to AK Steel Holding Corporation	$26.7	$27.4	$10.2	$(37.6)	$26.7

Condensed Statements of Operations
Six Months Ended June 30, 2011

	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
Net sales	$—	$3,226.9	$376.0	$(229.9)	$3,373.0
Cost of products sold (exclusive of items shown below)	—	2,977.8	314.6	(209.9)	3,082.5
Selling and administrative expenses	2.6	116.5	15.4	(25.2)	109.3
Depreciation	—	90.1	3.1	—	93.2
Total operating costs	2.6	3,184.4	333.1	(235.1)	3,285.0
Operating profit (loss)	(2.6)	42.5	42.9	5.2	88.0
Interest expense	—	20.2	—	—	20.2
Other income (expense)	—	(3.4)	7.8	(1.0)	3.4
Income (loss) before income taxes	(2.6)	18.9	50.7	4.2	71.2
Income tax provision due to tax law change	—	2.0	—	—	2.0
Income tax provision (benefit)	(0.9)	8.4	19.3	1.5	28.3
Net income (loss)	(1.7)	8.5	31.4	2.7	40.9
Less: net income (loss) attributable to noncontrolling interests	—	—	(0.9)	—	(0.9)
Equity in net income (loss) of subsidiaries	43.5	35.0	—	(78.5)	—
Net income (loss) attributable to AK Steel Holding Corporation	$41.8	$43.5	$32.3	$(75.8)	$41.8

Condensed Statements of Operations
Six Months Ended June 30, 2010

	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
Net sales	$—	$2,928.7	$277.9	$(204.8)	$3,001.8
Cost of products sold (exclusive of items shown below)	—	2,628.0	250.5	(206.9)	2,671.6
Selling and administrative expenses	2.4	112.6	(8.2)	—	106.8
Depreciation	—	96.7	3.5	—	100.2
Total operating costs	2.4	2,837.3	245.8	(206.9)	2,878.6
Operating profit (loss)	(2.4)	91.4	32.1	2.1	123.2
Interest expense	—	20.0	—	—	20.0
Other income (expense)	—	(7.6)	(6.4)	0.2	(13.8)
Income (loss) before income taxes	(2.4)	63.8	25.7	2.3	89.4
Income tax provision due to tax law change	—	25.3	—	—	25.3
Income tax provision (benefit)	(0.9)	28.5	7.9	0.8	36.3
Net income (loss)	(1.5)	10.0	17.8	1.5	27.8
Less: net income (loss) attributable to noncontrolling interests	—	—	(0.8)	—	(0.8)
Equity in net income (loss) of subsidiaries	30.1	20.1	—	(50.2)	—
Net income (loss) attributable to AK Steel Holding Corporation	$28.6	$30.1	$18.6	$(48.7)	$28.6

Condensed Balance Sheets
June 30, 2011

	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$26.2	$19.4	$—	$45.6
Accounts receivable, net	—	653.9	78.2	(83.3)	648.8
Inventory, net	—	680.4	92.2	(7.1)	765.5
Deferred tax asset	—	224.6	0.2	—	224.8
Other current assets	0.2	18.8	1.1	—	20.1
Total current assets	0.2	1,603.9	191.1	(90.4)	1,704.8
Property, plant and equipment	—	5,376.3	469.5	—	5,845.8
Accumulated depreciation	—	(3,661.8)	(66.3)	—	(3,728.1)
Property, plant and equipment, net	—	1,714.5	403.2	—	2,117.7
Other non-current assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	55.6
Investment in affiliates	(1,364.9)	1,364.9	1,178.3	(1,178.3)	—
Inter-company accounts	2,014.4	(3,160.9)	(259.7)	1,406.2	—
Goodwill	—	—	37.1	—	37.1
Deferred tax asset	—	574.9	0.4	—	575.3
Other non-current assets	—	64.4	27.9	—	92.3
TOTAL ASSETS	$649.7	$2,161.7	$1,633.9	$137.5	$4,582.8
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Borrowings under credit facility	$—	$275.0	$—	$—	$275.0
Accounts payable	—	712.7	38.2	(0.4)	750.5
Accrued liabilities	—	155.2	10.4	—	165.6
Current portion of long-term debt	—	0.7	—	—	0.7
Current portion of pension and other postretirement benefit obligations	—	103.8	0.5	—	104.3
Total current liabilities	—	1,247.4	49.1	(0.4)	1,296.1
Non-current liabilities:
Long-term debt	—	650.3	—	—	650.3
Pension and other postretirement benefit obligations	—	1,512.4	5.2	—	1,517.6
Other non-current liabilities	—	116.5	355.5	2.1	474.1
Total non-current liabilities	—	2,279.2	360.7	2.1	2,642.0
TOTAL LIABILITIES	—	3,526.6	409.8	1.7	3,938.1
TOTAL AK HOLDING STOCKHOLDERS’ EQUITY (DEFICIT)	649.7	(1,364.9)	1,229.1	135.8	649.7
Noncontrolling interests	—	—	(5.0)	—	(5.0)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	649.7	(1,364.9)	1,224.1	135.8	644.7
TOTAL LIABILITIES AND EQUITY	$649.7	$2,161.7	$1,633.9	$137.5	$4,582.8

Condensed Balance Sheets
December 31, 2010

	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$201.4	$15.4	$—	$216.8
Accounts receivable, net	—	516.6	57.8	(91.6)	482.8
Inventory, net	—	359.7	100.4	(11.4)	448.7
Deferred tax asset	—	225.6	0.1	—	225.7
Other current assets	0.2	29.1	0.8	—	30.1
Total current assets	0.2	1,332.4	174.5	(103.0)	1,404.1
Property, plant and equipment	—	5,324.1	344.1	—	5,668.2
Less accumulated depreciation	—	(3,571.8)	(63.2)	—	(3,635.0)
Property, plant and equipment, net	—	1,752.3	280.9	—	2,033.2
Other non-current assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	55.6
Investment in affiliates	(1,341.0)	1,341.0	1,149.7	(1,149.7)	—
Inter-company accounts	1,985.5	(3,127.1)	(275.7)	1,417.3	—
Goodwill	—	—	37.1	—	37.1
Deferred tax asset	—	581.2	0.3	—	581.5
Other non-current assets	—	52.0	25.1	—	77.1
TOTAL ASSETS	$644.7	$1,931.8	$1,447.5	$164.6	$4,188.6
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$518.6	$34.8	$(0.3)	$553.1
Accrued liabilities	—	136.7	8.3	—	145.0
Current portion of long-term debt	—	0.7	—	—	0.7
Pension and other postretirement benefit obligations	—	145.2	0.5	—	145.7
Total current liabilities	—	801.2	43.6	(0.3)	844.5
Non-current liabilities:
Long-term debt	—	650.6	—	—	650.6
Pension and other postretirement benefit obligations	—	1,701.2	4.8	—	1,706.0
Other non-current liabilities	—	119.8	224.5	2.1	346.4
Total non-current liabilities	—	2,471.6	229.3	2.1	2,703.0
TOTAL LIABILITIES	—	3,272.8	272.9	1.8	3,547.5
TOTAL AK HOLDING STOCKHOLDERS’ EQUITY (DEFICIT)	644.7	(1,341.0)	1,178.2	162.8	644.7
Noncontrolling interests	—	—	(3.6)	—	(3.6)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	644.7	(1,341.0)	1,174.6	162.8	641.1
TOTAL LIABILITIES AND EQUITY	$644.7	$1,931.8	$1,447.5	$164.6	$4,188.6

Condensed Statements of Cash Flows
Six Months Ended June 30, 2011

	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
Net cash flows from operating activities	$(1.3)	$(374.9)	$25.8	$(10.0)	$(360.4)
Cash flows from investing activities:
Capital investments	—	(66.2)	(130.5)	—	(196.7)
Other investing items, net	—	0.9	(0.7)	—	0.2
Net cash flows from investing activities	—	(65.3)	(131.2)	—	(196.5)
Cash flows from financing activities:
Net borrowings under credit facility	—	275.0	—	—	275.0
Redemption of long-term debt	—	(0.4)	—	—	(0.4)
Debt issuance costs	—	(9.1)	—	—	(9.1)
Proceeds from exercise of stock options	0.2	—	—	—	0.2
Purchase of treasury stock	(1.4)	—	—	—	(1.4)
Common stock dividends paid	(11.0)	—	—	—	(11.0)
Inter-company activity	13.5	(0.4)	(23.1)	10.0	—
Advances from noncontrolling interest owner	—	—	130.9	—	130.9
Other financing items, net	—	(0.1)	1.6	—	1.5
Net cash flows from financing activities	1.3	265.0	109.4	10.0	385.7
Net decrease in cash and cash equivalents	—	(175.2)	4.0	—	(171.2)
Cash and equivalents, beginning of period	—	201.4	15.4	—	216.8
Cash and equivalents, end of period	$—	$26.2	$19.4	$—	$45.6

Condensed Statements of Cash Flows
Six Months Ended June 30, 2010

	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
Net cash flows from operating activities	$(1.2)	$(209.5)	$29.4	$27.0	$(154.3)
Cash flows from investing activities:
Capital investments	—	(34.8)	(49.1)	—	(83.9)
Other investing items, net	—	1.2	(0.2)	—	1.0
Net cash flows from investing activities	—	(33.6)	(49.3)	—	(82.9)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	400.0	—	—	400.0
Redemption of long-term debt	—	(505.9)	—	—	(505.9)
Debt issuance costs	—	(8.7)	—	—	(8.7)
Proceeds from exercise of stock options	1.3	—	—	—	1.3
Purchase of treasury stock	(7.5)	—	—	—	(7.5)
Common stock dividends paid	(11.0)	—	—	—	(11.0)
Inter-company activity	14.6	27.1	(14.7)	(27.0)	—
Advances from noncontrolling interest owner	—	—	35.0	—	35.0
Other financing items, net	3.8	0.1	(2.1)	—	1.8
Net cash flows from financing activities	1.2	(87.4)	18.2	(27.0)	(95.0)
Net decrease in cash and cash equivalents	—	(330.5)	(1.7)	—	(332.2)
Cash and equivalents, beginning of period	—	444.3	17.4	—	461.7
Cash and equivalents, end of period	$—	$113.8	$15.7	$—	$129.5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
(dollars in millions, except per share and per ton data)

Results of Operations

The Company’s operations consist of seven steelmaking and finishing plants located in Indiana, Kentucky, Ohio and Pennsylvania that produce flat-rolled carbon steels, including premium-quality coated, cold-rolled and hot-rolled products, and specialty stainless and electrical steels that are sold in hot band, sheet and strip form. These products are sold to the automotive, infrastructure and manufacturing, and distributors and converters markets. The Company sells its carbon products principally to customers in the United States. The Company’s electrical and stainless steel products are sold both domestically and internationally. The Company’s operations also include AK Tube LLC, a wholly-owned subsidiary of the Company, which further finishes flat-rolled carbon and stainless steel at two tube plants in Indiana and Ohio into welded steel tubing used in the automotive, large truck and construction markets. In addition, the Company operates trading companies in Europe that buy and sell steel and steel products and other materials.

Overview

In the second quarter of 2011, the Company experienced its best financial performance since the fourth quarter of 2009. It continued to improve profitability, both at the operating income and net income levels, as well as its shipping rate and product mix. The average selling price for the Company’s products improved from the prior quarter by approximately 7%. Revenue was up by approximately 13% from the first quarter of 2011. Cost performance, however, was still a challenge. While the Company did a good job managing its controllable costs, it continued to be negatively affected by increases in the costs beyond its control, including steelmaking input costs. The cost for iron ore pellets for 2011 was much higher than the Company had expected at the start of the second quarter. In summary, in the second quarter of 2011 the Company experienced significant improvement in its financial performance and continued the favorable trend from the first quarter, but its improvement was tempered by high input costs.

Steel Shipments

Total shipments for the three months ended June 30, 2011 and 2010, were 1,497,000 tons and 1,449,400 tons. Total shipments for the six months ended June 30, 2011 and 2010, were 2,920,100 tons and 2,835,200 tons. Total shipments for the three and six months ended June 30, 2011, were higher than during the same periods in 2010 due to increased demand. That increased demand was attributable principally to slow but steady recovery in the economy generally and to year-over-year improvements in the automotive market in particular. For the three months ended June 30, 2011, value-added products comprised 82.1% of total shipments compared to 84.3% for the three months ended June 30, 2010. For the six months ended June 30, 2011, value-added products comprised 84.0% of total shipments compared to 83.9% for the six months ended June 30, 2010. The Company continued to focus on maximizing profitability through product mix adjustments based on current and projected market demands—both domestically and internationally. The following table presents net shipments by product line:

	Three Months Ended June 30,				Six Months Ended June 30,
(tons in thousands)	2011		2010		2011		2010
Value-added Shipments
Stainless/electrical	245.7	16.4%	218.9	15.1%	470.1	16.1%	431.0	15.2%
Coated	631.3	42.2%	685.2	47.3%	1,253.1	42.9%	1,320.4	46.6%
Cold-rolled	318.1	21.2%	284.7	19.6%	662.9	22.7%	566.5	20.0%
Tubular	32.8	2.3%	32.6	2.3%	67.0	2.3%	61.3	2.1%
Subtotal value-added shipments	1,227.9	82.1%	1,221.4	84.3%	2,453.1	84.0%	2,379.2	83.9%

Non Value-added Shipments
Hot-rolled	238.5	15.9%	184.1	12.7%	399.6	13.7%	377.8	13.3%
Secondary	30.6	2.0%	43.9	3.0%	67.4	2.3%	78.2	2.8%
Subtotal non value-added shipments	269.1	17.9%	228.0	15.7%	467.0	16.0%	456.0	16.1%

Total Shipments	1,497.0	100.0%	1,449.4	100.0%	2,920.1	100.0%	2,835.2	100.0%

Sales

For the three months ended June 30, 2011, net sales were $1,791.9, a 12% improvement over second quarter 2010 net sales of $1,596.1. For the six months ended June 30, 2011, net sales were $3,373.0, a 12% improvement over the six months ended June 30, 2010 net sales of $3,001.8. The increase in net sales over the 2010 periods reflect higher shipments, increased selling prices and a richer product mix. The Company’s average selling price for the second quarter of 2011 was $1,185 per ton, an increase of 8% from the Company’s second quarter 2010 average selling price of $1,101 per ton. The Company’s average selling price for the six months ended June 30, 2011 was $1,148 per ton, an increase of 8% from the Company’s average selling price of $1,059 per ton for the six months ended June 30, 2010. The increase in the average selling price for 2011 over 2010 was primarily the result of improved sales demand and higher surcharges associated with the increase in steelmaking raw materials. Net sales to customers outside the United States for the three and six months ended June 30, 2011 totaled $272.9 and $490.9, compared to the three and six months ended June 30, 2010 which totaled $228.7 and $426.5.

Cost of Products Sold

The Company has experienced higher raw material costs in 2011, principally for scrap, iron ore pellets, coal and coke. Associated with the higher costs, the Company recorded LIFO charges of $38.8 and $63.4 for the three and six months ended June 30, 2011, as compared to $40.8 and $49.2 for the three and six months ended June 30, 2010. Raw material costs in the first half of 2010 were affected by the unusual delay until late 2010 in establishing the 2010 annual benchmark price for iron ore. Until that price was established, the Company had to use an assumed price based upon the best estimates at the time of what the actual price ultimately would be. The estimates for the 2010 annual benchmark price in the first and second quarters of 2010 were significantly lower than the actual 2010 benchmark price ultimately established late in 2010, which was a nearly 100% year-over-year increase. In the absence of a global benchmark price for 2010 iron ore purchases, the Company used an assumed 30% increase from the 2009 benchmark price for its first quarter 2010 financial results and an assumed 65% increase from the 2009 benchmark price for purposes of its second quarter 2010 financial results. As a result, the Company’s second quarter 2010 results included not only the effect of the assumed 65% benchmark price increase on second quarter purchases, but also the effect of the incremental amount of the assumed 65% benchmark price increase that was attributable to its first quarter 2010 results. For further details concerning iron ore costs, see the discussion below under “Iron Ore Pricing”.

The Company’s maintenance outage costs increased in the three and six months ended June 30, 2011 to $9.8 and $12.0, compared to $7.8 and $10.1 in the corresponding periods of 2010. The maintenance outage costs in the first six months of 2011 were primarily related to maintenance at the Company’s Middletown Works basic oxygen furnace. Cost of products sold for the three and six month periods ended June 30, 2011 included $1.1 and $2.4 in costs related to the shutdown of the Ashland coke plant.

Iron Ore Pricing

Iron ore is one of the principal raw materials required for the Company’s steel manufacturing operations. For example, the Company expects to purchase approximately 6,000,000 tons of iron ore pellets in 2011. The Company makes most of its purchases of iron ore at negotiated prices under annual and multi-year agreements. As noted above, until this year these agreements typically had a variable-price mechanism by which the price of iron ore was adjusted annually, based in whole or in part upon a benchmark price for iron ore established by contract negotiations between the principal iron ore producers and certain of their largest customers. In 2010, the benchmark price was not established until late in the year, but the increase was retroactive to January 1, 2010. This delay in establishing the benchmark price caused substantial uncertainty with respect to the Company’s iron ore costs in the first three quarters of 2010 and prevented the Company from being able to recover much of the significant retroactive increase in those ore costs through higher selling prices to its customers. In order to avoid that uncertainty and reduced ability to recover its costs in 2011, the Company has negotiated new pricing terms with its principal iron ore suppliers pursuant to which prices are adjusted quarterly. For each quarter, the price for iron ore is determined with reference to a historical iron ore index, referred to as the "IODEX". For example, the second quarter of 2011 iron ore price was determined with reference to the IODEX price for the preceding December, January and February period.

Because the Company's iron ore price was established with reference to the December, January and February IODEX price, the Company was able to reasonably forecast at the time of its second quarter guidance in late April 2011 what would be its cost of iron ore in the second quarter. The cost actually incurred for iron ore by the Company in the second quarter was in line with that internal forecast. The IODEX price during the second quarter, however, did not decrease as much as had been anticipated by the Company based upon the predictions of various third-party iron ore experts and the performance of the IODEX in 2010. That did not impact the Company's iron ore cost in the second quarter. Rather, it impacted what the Company will pay for iron ore in the third quarter. In addition, with an additional quarter of actual IODEX performance, and updated third-party predictions of iron ore pricing, at the conclusion of the second quarter the Company revised its forecast of the IODEX pricing in the second half of 2011. As a result of that revised forecast, the Company increased its projected LIFO charge for all of 2011 and recorded a charge in the second quarter for the portion of that increased annual charge attributable to the first quarter of 2011. The second quarter LIFO charge recognized by the Company thus reflects not only the portion of the annual LIFO increase attributable to the second quarter, but also a “true up” of the portion attributable to the first quarter of 2011. The total impact on the second quarter of 2011 of this increase in the projected annual LIFO charge was approximately $11 per ton, which was attributable primarily to the changed iron ore pricing forecast.

The Company attempts to mitigate the effect of its increased raw material costs in the normal course of pricing its own products through increased prices in the spot market and the use of variable pricing with its contract customers that allows the Company to adjust selling prices in response to changes in the cost of certain raw materials and energy, including iron ore. It typically is unable, however, to recover 100% of its increased iron ore costs in this manner. There are a variety of factors which ultimately will affect how much of any increase in iron ore prices the Company is able to recover through its own steel price increases, including the amount of the price increase for iron ore, the terms of the Company’s agreements with its contract customers, and the extent to which competitive pressures may prevent the Company from increasing the price of the steel it sells into the spot market sufficiently to cover the full amount of the iron ore price increase.

Selling and Administrative Expenses

Selling and administrative expenses for the three and six months ended June 30, 2011 were $53.9 and $109.3 compared to $52.6 and $106.8 for the corresponding periods in 2010. The slight increase was due primarily to a generally higher level of spending associated with the overall improvement in business conditions, including higher compensation costs.

Depreciation

Depreciation expense for the three and six months ended June 30, 2011 was $46.5 and $93.2 compared to $49.9 and $100.2 for the corresponding periods in 2010. The decrease was due primarily to existing older assets becoming fully depreciated.

Operating Profit

The Company reported an operating profit of $68.5, or $46 per ton, and $88.0, or $30 per ton, in the three and six months ended June 30, 2011. These results compare to operating profits of $65.6, or $45 per ton, and $123.2, or $43 per ton, in the three and six months ended June 30, 2010. For the three and six months ended June 30, the Company benefited from year-over-year increases in selling prices and sales volumes. However, during those same periods, the Company also experienced significantly higher iron ore and other raw material costs. The impact of the iron ore cost increases on the comparison of the year-over-year three- and six-month operating profit was exacerbated by the delay in setting the 2010 annual benchmark price for iron ore, which resulted in the Company assuming a lower price for iron ore in the first half of 2010, particularly in the first quarter, than ultimately was established. See discussion in “Cost of Products Sold” for a further explanation of that impact. As a result, the Company's operating profit for the three months ending June 30, 2011, was relatively comparable to its operating profit for the same period in 2010, with the year-over-year increases in selling prices and sales volumes slightly exceeding the increased cost of iron ore and other raw materials. However, the low cost of iron ore assumed in the first quarter of 2010 compared to the actual cost of iron ore in the first quarter of 2011 resulted in a significant decrease in operating profit for the year-over-year six month period ending June 30.

Interest Expense

Interest expense for the three and six months ended June 30, 2011 was $11.6 and $20.2, compared to $11.1 and $20.0 for the same periods in 2010. The net increases over the comparable periods in 2010 were related to an increase in borrowings under the revolving credit agreement in the first half of 2011, as well as interest on the additional long-term debt issued in 2010. The increases were partially offset by larger capitalized interest credits for construction in progress in 2011, primarily related to the major capital projects at the Butler plant that were substantially completed during the latter part of the second quarter of 2011.

Other Income (Expense)

Other income (expense) was $0.0 and $3.4 for the three and six months ended June 30, 2011, compared to other income (expense) of $(9.2) and $(13.8) for the three and six months ended June 30, 2010. The other income in the first half of 2011 was primarily related to foreign exchange gains, whereas the other expense in the second quarter and first half of 2010 were primarily related to foreign exchange losses.

Income Taxes

Income taxes recorded for the three and six months ended June 30, 2011, have been estimated based on year-to-date income and projected financial results for the full year. During the second quarter of 2011, several states enacted changes in tax laws that affected the value of the Company's deferred tax asset. Included in income tax expense for the three and six months ended June 30, 2011 is a charge of $2.0 related to the reduction in the value of the Company’s deferred tax assets as a result of the tax law changes.

As a result of the first quarter 2010 enactment of the Patient Protection and Affordable Care Act and the subsequent enactment of the Health Care and Education Reconciliation Act of 2010 (collectively, the "Health Care Acts"), the Company recorded a non-cash tax charge of $25.3 in the first quarter of 2010. The charge is due to a reduction in the value of the Company’s deferred tax asset as a result of a change to the tax treatment associated with Medicare Part D reimbursements. The Company expects to continue to receive Medicare Part D reimbursements despite passage of the Health Care Acts.

Net Income

As a result of the various factors and conditions described above, the Company reported net income attributable to AK Steel Holding Corporation in the three months ended June 30, 2011, of $33.1, or $0.30 per diluted share, compared to $26.7, or $0.24 per diluted share, in the three months ended June 30, 2010.

For the six months ended June 30, 2011, net income attributable to AK Steel Holding Corporation was $41.8, or $0.38 per diluted share compared to $28.6, or $0.26 per diluted share, in the six months ended June 30, 2010.

Outlook

All of the statements in this “Outlook” section are subject to, and qualified by, the cautionary information set forth under the heading “Forward-Looking Statements.”

The Company expects shipments of between 1,400,000 and 1,450,000 tons for the third quarter of 2011. In addition, average selling price per ton is expected to decrease by approximately 1% from the second quarter. The Company expects its raw material costs to increase by approximately $20 per ton compared to the second quarter of 2011, with most of that increase attributable to iron ore. The Company expects its planned maintenance costs to decrease by approximately $5.0. As a result, the Company expects to generate an operating profit of approximately $15 per ton for the third quarter of 2011. This outlook assumes that the decline in the average selling price for carbon hot rolled steel which started late in the second quarter of 2011 bottoms out during August and continues to recover in September. This outlook excludes the financial effects of the unplanned, ongoing repairs to the new electric arc furnace (the “No. 5 EAF”) at its Butler Works addressed below. AK Steel carries property damage and business interruption insurance, which it expects to cover losses above deductible amounts related to the failure of the No. 5 EAF. However, because of the uncertainty relating to the costs incurred as a result of this incident, and the timing and amount of the ultimate insurance recovery, the Company cannot accurately predict the effect of this incident on its 2011 third quarter results at this time.

Butler Works No. 5 EAF

As part of its continuing effort to reduce costs, the Company completed the installation of the new No. 5 EAF at its Butler Works in the second quarter of 2011. The No. 5 EAF is a new state-of-the-art, highly-efficient electric arc furnace with the capacity to produce approximately 400,000 more tons of steel annually than the three older electric arc furnaces it will replace. After ramping up to full operation, it is expected to minimize the need for the Company to purchase merchant slabs. It also is expected to operate at a lower cost and provide greater flexibility with respect to the Company's product mix. Following the successful start-up of the No. 5 EAF, the furnace experienced a break-out of molten metal on July 1, 2011. No one was injured, but there was substantial physical damage. The Company has assessed that damage and is in the process of making the necessary repairs. Those repairs currently are expected to be completed late in the third quarter of 2011, after which operation of the No. 5 EAF will resume. While the No. 5 EAF is being repaired, the Company expects to continue production and meet its customer needs by continuing to use the three older electric arc furnaces that the No. 5 EAF is replacing. The No. 5 EAF, however, is expected to operate at a lower cost than those three furnaces. Accordingly, for the period that those older furnaces continue to be used instead of the No. 5 EAF, the Company will not realize the lower cost benefits associated with the No. 5 EAF. Because those cost benefits depend on the volume of production, product mix, and other such factors, the Company cannot presently determine the amount of the higher operating costs that will be incurred during the repair period. The increased costs associated with the breakout of the No. 5 EAF are expected to be reflected in the Company's third quarter results. The Company has property damage and business interruption insurance, however, which it believes will provide coverage with respect to those costs, and it intends to submit an insurance claim relating to this matter. Based upon the combined deductibles for the Company's property damage and business interruption insurance coverage, the Company currently does not expect its portion of the repair and higher operating costs attributable to the No. 5 EAF incident to exceed $10.0. The costs reflected in the Company's third quarter 2011 results, however, may be higher depending upon the timing of the determination of the Company's insurance coverage.

Electrical Steel Market

The Company sells its electrical steel products, which are iron-silicon alloys with unique magnetic properties, primarily to manufacturers of power transmission and distribution transformers and electrical motors and generators in the infrastructure and manufacturing markets. The Company sells its electrical steel products both domestically and internationally.

As a result of the major global recession which started in late 2008, the Company experienced a significant decrease in both its domestic and international sales of grain-oriented electrical steel (“GOES”) products. Internationally, this reduction was caused principally by a decline in spending for new electric power transmission and distribution transformers in developing countries. To a lesser extent, the Company's international electrical steel sales also were negatively impacted by the determination in the China trade case to impose duties on GOES imported from the United States. The domestic GOES market likewise was negatively impacted by reduced maintenance and capital spending by utilities and the decline in the United States housing and construction markets, which principally drive the domestic need for new electrical transformers.

In 2010, the Company began to see an improvement in the GOES market. GOES shipments have continued to improve in 2011 as power generation and distribution activities around the world have picked up. The Company's GOES shipments increased in the second quarter of 2011 versus the first quarter of 2011 by approximately 40%. Year over year, 2011 annual shipments are expected to increase by 18% to 20% from 2010. International pricing has improved versus comparable periods in 2010, and continues to improve, but still remains below pre-recession levels.

Although the market for GOES has improved significantly, the continued weakness in the United States housing and construction markets has hampered the Company's efforts to return its GOES shipments to the same volume it had prior to the global recession. In addition, the Company's GOES shipment volume has been affected by changes in mix and by changes in production requirements to meet evolving quality requirements, principally for sales to the international market. In 2008, the Company produced nearly 325,000 tons of GOES and had the capacity under then-existing market conditions to produce as much as 335,000 tons. Under current market conditions, the Company's GOES production capacity is approximately 285,000 tons. As demand improves, the Company anticipates that it will be able to adjust its market mix and make other changes to increase its current capacity.

Liquidity and Capital Resources

At June 30, 2011, the Company had total liquidity of $615.5, consisting of $45.6 of cash and cash equivalents and $569.9 of availability under the Company’s $1.0 billion asset-backed revolving credit facility (“New Credit Facility”). At June 30, 2011, there were outstanding borrowings of $275.0 under the New Credit Facility and availability was further reduced by $155.1 due to outstanding letters of credit. During the six-month period ended June 30, 2011, utilization of the Company's credit facilities ranged from $0.0 to $350.0, with outstanding borrowings averaging $161.9 per day.

In April 2011, AK Steel entered into its New Credit Facility, a five-year, $1.0 billion asset-backed revolving credit facility with a group of lenders. The New Credit Facility, which is secured by most of the Company’s product inventory and accounts receivable, replaces the existing credit facility ("Replaced Credit Facility"), which was set to expire in February 2012 and was secured by the same classes of assets as the New Credit Facility. As was the case with the Replaced Credit Facility, availability under the New Credit Facility can fluctuate monthly based on the varying levels of eligible collateral. AK Holding is the sole guarantor of the New Credit Facility.

The Company anticipates utilizing the New Credit Facility as it deems necessary to fund requirements for working capital, capital investments and other general corporate purposes. During the first half of 2011, the Company borrowed amounts on a short-term basis for uses consistent with these general purposes.

Cash used by operations totaled $360.4 for the six months ended June 30, 2011. Primary uses of cash were for a $170.0 pension contribution, the final $65.0 contribution to the VEBA Trust established as part of the Middletown Retiree Settlement and an increase in working capital of $231.3. The increase in working capital resulted primarily from an increase in inventories, caused by both higher raw material costs and a higher level of inventory quantities on hand. In addition, accounts receivable were higher as a result of an increased level of sales. An increase in accounts payable due to a higher level of business activity partially offset these uses of cash.

Pension- and Retiree Healthcare Benefit-related Matters

The Company made pension contributions of $170.0 during the first half of 2011 to satisfy the Company’s required annual pension contributions for 2011 and increase the Company’s total pension fund contributions since 2005 to over $1.3 billion. Based on current actuarial valuations, the Company estimates that its required annual pension contributions will be $180.0 for 2012 and $260.0 for 2013. The calculation of estimated future pension contributions requires the use of assumptions concerning future events. The most significant of these assumptions relate to future investment performance of the pension funds, actuarial data relating to plan participants, and the interest rate used to discount future benefits to their present value. Because of the variability of factors underlying these assumptions, including the possibility of future pension legislation, the reliability of estimated future pension contributions decreases as the length of time until the contributions must be made increases.

During the first quarter of 2011, the Company made the final $65.0 payment to the VEBA Trust for the Middletown Works retirees. See discussion of the Middletown Works class action litigation in Note 4 to the condensed consolidated financial statements for further information.

In August 2011, the Company will make a total of $31.7 in payments to a VEBA Trust for a class of Butler Works retirees and to their counsel as part of the negotiated settlement with those retirees. See discussion of the Butler Works class action litigation in Note 9 to the condensed consolidated financial statements for further information.

Investing and Financing Activities

During the six months ended June 30, 2011, net cash used by investing activities totaled $196.5. This total included $66.3 of routine capital investments, mostly related to projects at the Company’s Butler Works, and $130.4 in capital investments related to the investment by SunCoke Middletown in capital equipment for the coke plant being constructed in Middletown, Ohio. The SunCoke Middletown capital investment is funded by its parent company, SunCoke, and is reflected as a payable from SunCoke Middletown to SunCoke. That payment is reflected in other non-current liabilities on the Company’s Condensed Consolidated Balance Sheets. Because the SunCoke Middletown capital investment is funded by SunCoke, it has no effect on the net cash flows of AK Steel.

During the six months ended June 30, 2011, cash generated by financing activities totaled $385.7. This includes $275.0 in proceeds on borrowings from the New Credit Facility and $130.9 in advances from SunCoke to SunCoke Middletown, partially offset by the payment of common stock dividends in the amount of $11.0 and issuance costs related primarily to the $1.0 billion revolving credit facility of $9.1.

The Company believes that its current sources of liquidity will be adequate to meet its obligations for the foreseeable future. Future liquidity requirements for employee benefit plan contributions, scheduled debt maturities, debt redemptions and capital investments are expected to be funded by internally-generated cash and other financing sources. To the extent, if at all, that the Company would need to fund any of its working capital or planned capital investments other than through internally-generated cash, the Company has available its New Credit Facility and believes it has the ability to access the capital markets opportunistically if and when it perceives conditions are favorable. The Company has no significant scheduled debt maturities until May 2020, when its $550.0 in aggregate principal amount of 2020 Notes is due. At June 30, 2011, availability under the New Credit Facility was $569.9, with availability reduced by $275.0 for outstanding borrowings and $155.1 for outstanding letters of credit. The Company’s forward-looking statements on liquidity are based on currently available information and expectations and, to the extent the information or expectations are inaccurate or conditions deteriorate, there could be a material adverse effect on the Company’s liquidity.

Dividends

The following table lists information related to the quarterly cash dividend:

2011 COMMON STOCK DIVIDENDS

Record Date	Payment Date	Per Share
February 11, 2011	March 10, 2011	$0.05
May 13, 2011	June 10, 2011	0.05
August 13, 2011	September 9, 2011	0.05

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

Middletown Works Labor Agreement

In April 2011, members of the International Association of Machinists and Aerospace Workers, Local 1943, ratified a new labor agreement covering approximately 1,700 hourly production and maintenance employees at the Company’s Middletown Works.  The new agreement is scheduled to expire September 15, 2014.  The existing contract had been scheduled to expire September 15, 2011.

Ashland Coke Plant Shutdown

On June 21, 2011, the Company ceased production at its Ashland coke plant, completing its previously-announced permanent shutdown of the facility.

Forward-Looking Statements

Certain statements made or incorporated by reference in this Form 10-Q, or made in press releases or in oral presentations made by Company employees, reflect Management’s estimates and beliefs and are intended to be, and are hereby identified as “forward-looking statements” for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “believes,” “intends,” “plans,” “estimates” and other similar references to future periods typically identify such forward-looking statements. These forward-looking statements reflect the current belief and judgment of the Company’s Management, but are not guarantees of future performance or outcomes. They are based on a number of assumptions and estimates that are inherently subject to economic, competitive, regulatory, and operational risks, uncertainties and contingencies that are beyond the Company’s control, and upon assumptions with respect to future business decisions and conditions that are subject to change. Such risks, uncertainties, contingencies and changes to assumptions could cause actual results to differ materially from those currently expected by management and include, among others: lower than expected selling prices and/or shipments as a result of a slow recovery in the domestic and global economies; severe financial hardship or bankruptcy of one of more of the Company’s major customers; demand in key product markets and geographies below the Company’s forecasts; risks related to the earthquake, tsunami and nuclear energy facility issues in Japan; changes in tax laws or rates which would impact the value of the Company’s net deferred tax assets; competitive pressure from increased global steel production and imports; changes in the cost of raw materials and energy, particularly scrap, iron ore and coal; disruptions with respect to our supply of raw materials; adverse effects from a failure to timely reach new labor agreements with employees; disruptions with respect to production; changes in the law or circumstances affecting our healthcare and pension obligations, which could include the recognition of a corridor charge with respect to its pension plans; unexpected adverse outcomes in major litigation, arbitrations, environmental issues and other contingencies; climate change and greenhouse gas emission limitations and regulations; and conditions in the financial, credit, capital and/or banking markets. In addition, these include, but are not limited to, statements in the Outlook and Liquidity and Capital Resources sections, Item 3, Quantitative and Qualitative Disclosure about Market Risk, Item 1A, Risk Factors, in Part II of this report, and Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2010.

Any forward-looking statement made by the Company in this document speaks only as of the date on which it is made. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company’s primary areas of market risk include changes in (a) interest rates, (b) the prices of raw materials and energy sources, and (c) foreign currency exchange rates. The Company manages interest rate risk by issuing variable- and fixed-rate debt, and had total debt of $651.9 outstanding at June 30, 2011, consisting of $552.6 of fixed-rate debt and $99.3 of variable-rate debt. In addition, at June 30, 2011, the Company had $275.0 of short-term borrowings outstanding under its New Credit Facility that bears interest at variable interest rates. An increase in prevailing interest rates would increase interest expense and interest paid for the variable-rate debt. For example, a 1% increase in interest rates would result in an increase in annual interest expense of approximately $3.8 on the Company’s debt at June 30, 2011.

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

For derivatives designated in cash flow hedging relationships, the effective portion of the gains and losses from the use of these instruments for natural gas and electricity are recorded in accumulated other comprehensive income on the Condensed Consolidated Balance Sheets and recognized into cost of products sold in the same period as the earnings recognition of the associated underlying transaction. At June 30, 2011, accumulated other comprehensive income included $2.7 in unrealized after-tax gains for the fair value of these derivative instruments. All other commodity price swaps and options are marked to market and recognized into cost of products sold with the offset recognized as other current assets or other accrued liabilities. At June 30, 2011, other current assets of $0.4 were included on the Condensed Consolidated Balance Sheets for the fair value of these commodity hedges.

The following table presents the negative effect on pre-tax income of a hypothetical change in the fair value of derivative instruments outstanding at June 30, 2011, due to an assumed 10% and 25% decrease in the market price of each of the indicated commodities.

	Negative Effect on Pre-tax Income
Commodity Derivative	10% Decrease	25% Decrease
Natural Gas	$3.8	$12.5
Nickel	0.1	0.2
Zinc	2.4	6.0
Electricity	1.8	5.4

Because these instruments are structured and used as hedges, these hypothetical losses would be offset by the benefit of lower prices paid for the physical commodity used in the normal production cycle. The Company currently does not enter into swap or option contracts for trading purposes.

The Company also is subject to risks of exchange rate fluctuations on a small portion of intercompany receivables that are denominated in foreign currencies. The Company uses forward currency contracts to manage exposures to certain of these currency price fluctuations. At June 30, 2011, the Company had outstanding forward currency contracts with a total contract value of $20.6 for the sale of euros. At June 30, 2011, accrued liabilities of $0.2 were included on the Condensed Consolidated Balance Sheets for the fair value of these contracts. Based on the contracts outstanding at June 30, 2011, a 10% change in the dollar to euro exchange rate would result in an approximate $2.1 pretax impact on the value of these contracts on a mark-to-market basis, which would offset the effect of a change in the exchange rate on the underlying receivable.

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

PART II. OTHER INFORMATION
(dollars in millions, except per share and per ton data)

Item 1. Legal Proceedings.

The information called for by this item is incorporated herein by reference to Note 9 of the condensed consolidated financial statements included in Part I, Item 1.

Item 1A. Risk Factors.

The Company cautions readers that its business activities involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management. The Company described the principal risk factors which could impact its results in its Annual Report on Form 10-K for the year ended December 31, 2010 (the "2010 Annual Report"), and updated that description in its subsequent Quarterly Report on Form 10-Q for the quarter ended March 31, 2011. There are no further updates to the Company's description of risk factors reported in the 2010 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities in the quarter ended June 30, 2011.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
April 2011	—	$—	—
May 2011	4,986	14.77	—
June 2011	—	—	—
Total	4,986	14.77	—	$125.6

(a)
During the quarter, the Company repurchased 4,986 shares of common stock owned by participants in its restricted stock awards program under the terms of the AK Steel Holding Corporation Stock Incentive Plan. In order to satisfy the requirement that an amount be withheld that is sufficient to pay federal, state and local taxes due upon the vesting of the restricted stock, employees are permitted to have the Company withhold shares having a fair market value equal to the minimum statutory withholding rate which could be imposed on the transaction. The Company repurchases the withheld shares at the quoted average of the reported high and low sales prices on the day the shares are withheld.

(b)
On October 21, 2008, the Company announced that its Board of Directors had authorized the Company to repurchase, from time to time, up to $150.0 of its outstanding equity securities. There is no expiration date specified in the Board of Directors’ authorization.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
101
Financial statements from the Quarterly Report on Form 10-Q of AK Steel Holding Corporation for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to the condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AK STEEL HOLDING CORPORATION
(Registrant)

Dated:	August 8, 2011	/s/ ALBERT E. FERRARA, JR.
Albert E. Ferrara, Jr.
Senior Vice President, Finance and Chief Financial Officer

Dated:	August 8, 2011	/s/ RICHARD S. WILLIAMS
Richard S. Williams
Controller and Chief Accounting Officer