Form 10-Q
period 2011-09-30
AK STEEL HOLDING CORP
filed 2011-11-03
CIK 918160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q

_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

There were 110,274,316 shares of common stock outstanding as of November 1, 2011.

AK STEEL HOLDING CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

AK STEEL HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited)	2011	2010	2011	2010

Net sales	$1,585.8	$1,575.9	$4,958.8	$4,577.7

Cost of products sold (exclusive of items shown below)	1,472.6	1,576.1	4,555.1	4,247.7
Selling and administrative expenses	55.7	52.0	165.0	158.8
Depreciation	46.1	50.3	139.3	150.5

Total operating costs	1,574.4	1,678.4	4,859.4	4,557.0

Operating profit (loss)	11.4	(102.5)	99.4	20.7

Interest expense	13.5	5.9	33.7	25.9
Other income (expense)	(4.7)	8.0	(1.3)	(5.8)

Income (loss) before income taxes	(6.8)	(100.4)	64.4	(11.0)

Income tax provision due to tax law changes	—	—	2.0	25.3
Income tax provision (benefit)	(0.7)	(40.4)	27.6	(4.1)
Total income tax provision (benefit)	(0.7)	(40.4)	29.6	21.2

Net income (loss)	(6.1)	(60.0)	34.8	(32.2)
Less: Net loss attributable to noncontrolling interests	(2.6)	(0.8)	(3.5)	(1.6)

Net income (loss) attributable to AK Steel Holding Corporation	$(3.5)	$(59.2)	$38.3	$(30.6)

Basic and diluted earnings per share:
Net income (loss) attributable to AK Steel Holding Corporation common stockholders	$(0.03)	$(0.54)	$0.35	$(0.28)

Dividends declared and paid per share	$0.05	$0.05	$0.15	$0.15

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions)
(unaudited)	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$58.7	$216.8
Accounts receivable, net	590.4	482.8
Inventory, net	783.2	448.7
Deferred tax asset, current	226.7	225.7
Other current assets	29.4	30.1
Total current assets	1,688.4	1,404.1
Property, plant and equipment	5,899.3	5,668.2
Accumulated depreciation	(3,774.2)	(3,635.0)
Property, plant and equipment, net	2,125.1	2,033.2
Other non-current assets:
Investment in AFSG Holdings, Inc.	55.6	55.6
Goodwill	37.1	37.1
Deferred tax asset, non-current	581.1	581.5
Other non-current assets	93.1	77.1
Total other non-current assets	766.9	751.3
TOTAL ASSETS	$4,580.4	$4,188.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under credit facility	$295.0	$—
Accounts payable	732.5	553.1
Accrued liabilities	182.3	145.0
Current portion of long-term debt	0.7	0.7
Current portion of pension and other postretirement benefit obligations	111.6	145.7
Total current liabilities	1,322.1	844.5
Non-current liabilities:
Long-term debt	650.2	650.6
Pension and other postretirement benefit obligations	1,472.2	1,706.0
Other non-current liabilities	516.5	346.4
Total non-current liabilities	2,638.9	2,703.0
TOTAL LIABILITIES	3,961.0	3,547.5
Commitments and contingencies
Stockholders’ equity:
Preferred stock, authorized 25,000,000 shares	—	—
Common stock, authorized 200,000,000 shares of $.01 par value each; issued 123,214,432 and 122,829,975 shares in 2011 and 2010; outstanding 110,271,878 and 109,986,790 shares in 2011 and 2010	1.2	1.2
Additional paid-in capital	1,921.0	1,909.4
Treasury stock, common shares at cost, 12,942,554 and 12,843,185 shares in 2011 and 2010	(171.5)	(170.1)
Accumulated deficit	(1,166.6)	(1,188.4)
Accumulated other comprehensive income	44.5	92.6
Total AK Steel Holding Corporation stockholders’ equity	628.6	644.7
Noncontrolling interests	(9.2)	(3.6)
TOTAL STOCKHOLDERS’ EQUITY	619.4	641.1
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,580.4	$4,188.6

The Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, include the following amounts related to consolidated variable interest entities:

(unaudited)	September 30, 2011	December 31, 2010
Inventory, net	$13.1	$0.7
Property, plant and equipment	418.7	251.6
Accumulated depreciation	(8.5)	(8.3)
Accounts payable	24.4	19.5
Other non-current liabilities	406.2	226.2

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
	Nine Months Ended September 30,
(unaudited)	2011	2010
Cash flows from operating activities:
Net income (loss)	$34.8	$(32.2)
Depreciation	139.3	150.5
Amortization	11.7	14.1
Deferred income taxes	28.2	25.5
Contributions to pension trust	(170.0)	(110.0)
Contributions to Middletown and Butler retirees VEBAs	(87.6)	(65.0)
Pension and other postretirement benefit payments greater than expense	(85.5)	(78.3)
Working capital	(202.5)	(100.1)
Working capital—SunCoke Middletown	(11.1)	0.3
Other operating items, net	(12.7)	18.7
Net cash flows from operating activities	(355.4)	(176.5)

Cash flows from investing activities:
Capital investments	(88.0)	(72.3)
Capital investments—SunCoke Middletown	(163.2)	(86.4)
Other investing items, net	0.7	0.8
Net cash flows from investing activities	(250.5)	(157.9)

Cash flows from financing activities:
Net borrowings under credit facility	295.0	—
Proceeds from issuance of long-term debt	—	400.0
Redemption of long-term debt	(0.5)	(506.1)
Debt issuance costs	(9.2)	(9.0)
Proceeds from exercise of stock options	0.2	1.3
Purchase of treasury stock	(1.4)	(7.7)
Common stock dividends paid	(16.5)	(16.5)
Advances from noncontrolling interest owner to SunCoke Middletown	180.3	88.4
Other financing items, net	(0.1)	2.8
Net cash flows from financing activities	447.8	(46.8)

Net decrease in cash and cash equivalents	(158.1)	(381.2)

Cash and cash equivalents, beginning of period	216.8	461.7

Cash and cash equivalents, end of period	$58.7	$80.5

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise indicated)

NOTE 1 - Basis of Presentation

In the opinion of the management of AK Steel Holding Corporation (“AK Holding”) and its wholly-owned subsidiary, AK Steel Corporation (“AK Steel”, and together with AK Holding, the “Company”), the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2011, the results of its operations for the three and nine months ended September 30, 2011 and 2010, and its cash flows for the nine months ended September 30, 2011 and 2010. The results of operations for the three and nine months ended September 30, 2011, are not necessarily indicative of the results to be expected for the year ending December 31, 2011. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2010.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss) attributable to AK Steel Holding Corporation	$(3.5)	$(59.2)	$38.3	$(30.6)
Less: distributed earnings to common stockholders and holders of certain stock compensation awards	5.5	5.5	16.5	16.5
Undistributed earnings (loss)	$(9.0)	$(64.7)	$21.8	$(47.1)

Common stockholders earnings—basic and diluted:
Distributed earnings to common stockholders	$5.5	$5.4	$16.5	$16.4
Undistributed earnings (loss) to common stockholders	(9.1)	(64.3)	21.6	(46.8)
Common stockholders earnings (loss)—basic and diluted	$(3.6)	$(58.9)	$38.1	$(30.4)

Common shares outstanding (weighted-average shares in millions):
Common shares outstanding for basic earnings per share	109.8	109.5	109.8	109.5
Effect of dilutive stock-based compensation	—	—	0.1	—
Common shares outstanding for diluted earnings per share	109.8	109.5	109.9	109.5

Basic and diluted earnings per share:
Distributed earnings	$0.05	$0.05	$0.15	$0.15
Undistributed earnings (loss)	(0.08)	(0.59)	0.20	(0.43)
Basic and diluted earnings (loss) per share	$(0.03)	$(0.54)	$0.35	$(0.28)

Potentially issuable common shares (in millions) excluded from earnings per share calculation due to anti-dilutive effect	1.1	1.1	0.9	1.1

NOTE 3 - Inventories

Inventories are valued at the lower of cost or market. The cost of the majority of inventories is measured on the last-in, first-out (LIFO) method. Other inventories are measured principally at average cost and consist mostly of foreign inventories and certain raw materials.

	September 30, 2011	December 31, 2010
Finished and semi-finished	$880.4	$702.2
Raw materials	470.8	260.7
Total cost	1,351.2	962.9
Adjustment to state inventories at LIFO value	(568.0)	(514.2)
Net inventories	$783.2	$448.7

NOTE 4 - Pension and Other Postretirement Benefits

The Company provides noncontributory pension and various healthcare and life insurance benefits to most employees and retirees. The pension plan is not fully funded and the Company has contributed $170.0 to the qualified pension plan trust in 2011, which satisfies the Company’s minimum required contributions for the current year. Actual contributions are presented below:

	Nine Months Ended September 30,
	2011	2010
Pension plan contributions	$170.0	$110.0

Net periodic benefit cost (income) for pension and other postretirement benefits were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Pension Benefits
Service cost	$0.8	$0.8	$2.4	$2.5
Interest cost	45.1	47.9	135.5	143.7
Expected return on assets	(51.7)	(48.9)	(155.6)	(146.8)
Amortization of prior service cost	1.2	0.9	3.2	2.5
Amortization of (gain) loss	4.7	4.4	14.1	13.0
Net periodic benefit cost (income)	$0.1	$5.1	$(0.4)	$14.9

Other Postretirement Benefits
Service cost	$1.1	$1.0	$3.2	$3.1
Interest cost	9.4	10.8	28.6	32.3
Settlement gain related to Middletown Retiree Settlement	—	—	(14.0)	—
Amortization of prior service cost (credit)	(19.2)	(19.8)	(57.5)	(59.2)
Reversal of prior amortization related to Butler Retiree Settlement	—	—	14.2	—
Amortization of (gain) loss	(0.3)	(0.6)	(0.8)	(1.9)
Net periodic benefit cost (income)	$(9.0)	$(8.6)	$(26.3)	$(25.7)

In July 2009, the Company reached a final settlement (the “Middletown Retiree Settlement”) of a class action filed on behalf of certain retirees from the Company’s Middletown Works relating to the Company’s other postretirement benefit (“OPEB”) obligations to such retirees. For accounting purposes, a settlement of the Company’s OPEB obligations related to the Middletown Retiree Settlement was deemed to have occurred in the first quarter of 2011 when the Company made the final payment of $65.0 to a Voluntary Employee Benefit Association (“VEBA”) trust created under the terms of that settlement. In the first quarter of 2011, the Company recognized the settlement accounting at the date of the final payment and recorded a non-cash gain of $14.0 in the statement of operations. The amount recognized was prorated based on the portion of the total liability as of March 2008 that was settled pursuant to the Middletown Retiree Settlement.

In January 2011, the Company reached a final settlement agreement (the “Butler Retiree Settlement”) of a class action filed on behalf of certain retirees from the Company’s Butler Works relating to the Company’s OPEB obligations to such retirees. The effect of the settlement on the Company’s total OPEB liability (prior to any funding of a VEBA Trust created under the terms of the settlement) was an increase in that liability of approximately $29.6 in the first quarter of 2011. With respect to this increase, a one-time, pre-tax charge of $14.2 was recorded in the first quarter of 2011 to reverse previous amortization of the prior plan amendment. The remaining portion was recognized in other comprehensive income and will be amortized into earnings over approximately five years. Included in the “Amortization of gain” for Other Postretirement Benefits in the three and nine months ended September 30, 2010 were charges of $0.4 and $1.2, respectively, as a result of a preliminary injunction issued in January 2010 related to this issue. For accounting purposes, a settlement of the Company's OPEB obligations will be deemed to have occurred when the Company makes the last payment called for under the settlement in 2014. A further discussion of the Butler Works retiree healthcare benefits litigation can be found in Note 9.

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

Under its method of accounting for pension and other postretirement benefit plans, the Company recognizes into income (loss), as a fourth quarter adjustment, any unrecognized actuarial gains and losses that exceed 10% of the larger of projected benefit obligations or plan assets (the “corridor”). The Company does not anticipate a fourth quarter 2011 corridor charge related to its other postretirement benefit plans. However, based principally on current market conditions influencing the discount rate and asset returns, the Company believes that a non-cash pension corridor charge in the fourth quarter of 2011 is likely and could be significant. Because factors influencing the determination of plan assets and plan liabilities fluctuate significantly and are not known until the year end measurement date, the Company cannot yet determine the amount, if any, of a fourth quarter corridor charge related to its pension plans.

NOTE 5 - Share-based Compensation

AK Holding’s Stock Incentive Plan (the “SIP”) permits the granting of nonqualified stock option, restricted stock, performance share and/or restricted stock unit awards to Directors, officers and other employees of the Company. Stockholders have approved an aggregate maximum of 19 million shares issuable under the SIP through December 31, 2019.

The following table summarizes information about share-based compensation expense, which the Company has estimated will be $14.9 for 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
Share-based Compensation Expense	2011	2010	2011	2010
Stock options	$0.4	$0.5	$1.9	$2.3
Restricted stock	1.0	1.1	4.9	5.5
Restricted stock units issued to Directors	0.3	0.2	0.7	0.6
Performance shares	1.2	1.5	4.3	4.4
Pre-tax share-based compensation expense	$2.9	$3.3	$11.8	$12.8

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

The Company’s estimate of fair value of options granted is calculated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2011	2010
Expected volatility	59.7% – 70.4%	61.8% – 77.7%
Weighted-average volatility	62.1%	66.0%
Expected term (in years)	2.7 – 6.3	2.8 – 6.3
Risk-free interest rate	0.87% – 2.58%	1.02% – 2.89%
Dividend yield	1.37%	0.93%
Weighted-average grant-date fair value per share of options granted	$6.84	$11.14

A summary of option activity under the Company’s SIP for the nine months ended September 30, 2011, is presented below:

Stock Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	1,100,597	$16.86
Granted	299,093	14.58
Exercised	(21,593)	8.79
Canceled	(6,819)	18.41
Outstanding at September 30, 2011	1,371,278	16.48	6.7	$0.1

Exercisable at September 30, 2011	816,601	17.25	5.5	0.1

Unvested at September 30, 2011	554,677	15.35	8.5	—

Unvested at September 30, 2011 expected to vest	526,943	15.35	8.5	—

As of September 30, 2011, there were $1.4 of total unrecognized compensation costs related to non-vested stock options, which costs are expected to be recognized over a weighted-average period of 1.0 year.

The following table summarizes information about stock options exercised for the relevant periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total intrinsic value of options exercised (a)	$—	$—	$0.2	$2.2

(a)	Based upon the actual market price on the date of exercise, as determined by the quoted average of the reported high and low sales prices on such date.

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

A summary of the activity for non-vested restricted stock awards for the nine months ended September 30, 2011, is presented below:

Restricted Stock Awards	Restricted Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2010	427,201	$16.26
Granted	340,493	14.58
Vested/restrictions lapsed	(299,128)	15.72
Canceled	(8,268)	16.97
Outstanding at September 30, 2011	460,298	15.36

The following table summarizes information related to restricted stock awards vested for the relevant periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Fair value of restricted shares vested/restrictions lapsed	$—	$0.3	$4.3	$11.4

As of September 30, 2011, there were $3.9 of total unrecognized compensation costs related to non-vested restricted stock awards granted under the SIP, which costs are expected to be recognized over a weighted-average period of 1.7 years.

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

A summary of the activity for non-vested performance share awards for the nine months ended September 30, 2011, is presented below:

Performance Share Awards	Performance Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2010	927,011	$18.85
Granted	384,352	15.78
Earned	—	—
Forfeited	(170,298)	31.98
Outstanding at September 30, 2011	1,141,065	15.86

As of September 30, 2011, there were $7.8 of total unrecognized compensation costs related to non-vested performance share awards granted under the SIP, which costs are expected to be recognized over a weighted-average period of 1.2 years.

NOTE 6 - Long-term Debt and Other Financing

In April 2011, AK Steel entered into a five-year, $1.0 billion asset-backed revolving credit facility (“Credit Facility”) with a group of lenders. The Credit Facility, which is secured by most of the Company’s product inventory and accounts receivable, replaced AK Steel’s prior $850.0 asset-backed credit facility (“Replaced Credit Facility”), which was set to expire in February 2012 and was secured by the same classes of assets as the Credit Facility. In October 2011, AK Steel exercised a portion of the “accordion” feature of its Credit Facility, obtaining an additional $100.0 in credit commitments from lenders and increasing its total credit limit under the Credit Facility to $1.1 billion. The increase was made pursuant to the terms of the Credit Facility and all terms and conditions of the Credit Facility remain the same as those in effect prior to the increase. As a result of the higher credit limit, certain availability thresholds with respect to the covenants under the Credit Facility increased proportionally with the increase in the credit limit.

The Credit Facility contains restrictions similar to the Replaced Credit Facility, including limitations on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliate transactions. The restrictions in the Credit Facility only apply in the event that the Company’s availability under the Credit Facility falls below certain specific thresholds, none of which exceed $247.5. Availability is calculated as the lesser of the Credit Facility commitment or the Company’s eligible collateral after advance rates, less outstanding revolver borrowings and letters of credit. Availability under the Credit Facility can fluctuate monthly based on the varying levels of eligible collateral. In addition, the Credit Facility requires maintenance of a minimum fixed charge coverage ratio of one to one if availability under the Credit Facility is less than $137.5. As of September 30, 2011, there were outstanding borrowings of $295.0 under the $1.0 billion Credit Facility and availability was further reduced by $155.0 attributable to outstanding letters of credit, resulting in remaining availability of $550.0. AK Holding is the sole guarantor of the Credit Facility.

During the period, the Company was in compliance with all the terms and conditions of its debt agreements.

NOTE 7 - Income Taxes

Income taxes recorded through September 30, 2011, have been estimated using the discrete method, which is based on actual year-to-date pre-tax income through September 30, 2011. The Company is unable to estimate pre-tax income for the fourth quarter with sufficient precision for purposes of the effective tax rate method, which requires consideration of a projection of full-year income. During the second quarter of 2011, several states enacted changes in tax laws that affected the value of the Company's deferred tax assets. Included in income tax expense for the nine months ended September 30, 2011 is a charge of $2.0 related to the reduction in the value of the Company’s deferred tax assets as a result of these tax law changes.

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

NOTE 8 - Comprehensive Income (Loss)

Comprehensive income (loss), net of tax, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss) attributable to AK Steel Holding Corporation	$(3.5)	$(59.2)	$38.3	$(30.6)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(1.5)	1.7	—	(0.4)
Cash flow hedges:
Gains (losses) arising in period	(2.9)	(4.7)	(3.1)	(19.6)
Less: Reclassification of losses (gains) included in net income	(1.2)	6.4	2.1	9.3
Unrealized holding gains (losses) on investments:
Unrealized holding gains (losses) arising during period	(0.7)	1.1	(0.6)	0.4
Less: Reclassification of losses (gains) included in net income	—	—	—	0.1
Pension and OPEB adjustment	(8.6)	(10.4)	(46.5)	(29.9)
Comprehensive income (loss)	$(18.4)	$(65.1)	$(9.8)	$(70.7)

Accumulated other comprehensive income, net of tax, is as follows:

	September 30, 2011	December 31, 2010
Foreign currency translation	$3.5	$3.5
Cash flow hedges	(1.4)	(0.4)
Unrealized gain (loss) on investments	(0.9)	(0.3)
Employee benefit liability	43.3	89.8
Accumulated other comprehensive income	$44.5	$92.6

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

	September 30, 2011	December 31, 2010
Accrued liabilities	$22.3	$20.4
Other non-current liabilities	30.6	38.7

The ultimate costs to the Company with respect to each site cannot be predicted with certainty because of the evolving nature of the investigation and remediation process. Rather, to develop the estimates of the probable costs, the Company must make certain assumptions. The most significant of these assumptions relate to the nature and scope of the work that will be necessary to investigate and remediate a particular site and the cost of that work. Other significant assumptions include the cleanup technology that will be used, whether and to what extent any other parties will participate in paying the investigation and remediation costs, reimbursement of past response and future oversight costs by governmental agencies, and the reaction of the governing environmental agencies to the proposed work plans. Costs of future expenditures are not discounted to their present value. To the extent that the Company has been able to reasonably estimate its future liabilities, the Company does not believe that there is a reasonable possibility that a loss or losses exceeding the amounts accrued will be incurred in connection with the environmental matters discussed below that would, either individually or in the aggregate, have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows. However, since amounts recognized in the financial statements in accordance with accounting principles generally accepted in the United States exclude potential losses that are not probable or that may not be currently estimable, the ultimate costs of these environmental proceedings may be higher than those currently recorded in the Company’s condensed consolidated financial statements.

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

As previously reported, on July 27, 2001, AK Steel received a Special Notice Letter from the EPA requesting that AK Steel agree to conduct a Remedial Investigation/Feasibility Study (“RI/FS”) and enter into an administrative order on consent pursuant to Section 122 of CERCLA regarding the former Hamilton Plant located in New Miami, Ohio. The Hamilton Plant ceased operations in 1990, and all of its former structures have been demolished and removed. Although AK Steel did not believe that a site-wide RI/FS was necessary or appropriate, in April 2002, it entered into a mutually agreed-upon administrative order on consent to perform such an investigation and study of the Hamilton Plant site. The site-wide investigation portion of the RI/FS has been submitted. The study portion is projected to be completed in 2012 pending approval of the investigation results. AK Steel currently has accrued $0.7 for the remaining cost of the RI/FS. Until the RI/FS is completed, AK Steel cannot reliably estimate the additional costs, if any, associated with any potentially required remediation of the site or the timeframe during which these potential costs would be incurred.

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

As previously reported, on July 23, 2007, and on December 9, 2008, the EPA issued Notices of Violation (“NOVs”) with respect to the coke plant at AK Steel’s Ashland Works alleging violations of pushing and combustion stack limits. The Company has been investigating these claims and working with the EPA to attempt to resolve them through the negotiation of a Consent Decree that assumed the coke plant would continue to operate. On December 28, 2010, however, the Company announced plans to permanently close the Ashland coke plant in 2011. On June 21, 2011, the Company ceased production at the Ashland coke plant. The Company will continue to negotiate a Consent Decree with the EPA to resolve the NOVs, but as a consequence of the shutdown, the nature of the negotiations with the EPA has changed. The Company anticipates that the focus now will be on the civil penalty associated with the alleged violations. AK Steel believes it will reach a settlement in this matter, but it cannot be certain that a settlement will be reached and cannot reliably estimate at this time how long it will take to reach a settlement or what all of its terms might be, including the amount of any civil penalty. AK Steel will vigorously contest any claims which cannot be resolved through a settlement.

On August 3, 2011, the EPA issued an NOV with respect to the coke plant at AK Steel's Middletown Works alleging violations of pushing and combustion stack limits. The Company is investigating this claim and is working with the EPA to attempt to resolve it. AK Steel believes it will reach a settlement in this matter, but it cannot be certain that a settlement will be reached and cannot reliably estimate at this time how long it will take to reach a settlement or what all of its terms might be. AK Steel will vigorously contest any claims which cannot be resolved through a settlement. Until it has reached a settlement with the EPA or the claims that are the subject of the NOV are otherwise resolved, AK Steel cannot reliably estimate the costs, if any, associated with any potentially required operational changes at the batteries or the timeframe over which any potential costs would be incurred.

As previously reported, AK Steel has been negotiating with the Pennsylvania Department of Environmental Protection (“PADEP”) to resolve an alleged unpermitted discharge of wastewater from the closed Hillside Landfill at the former Ambridge Works. AK Steel has reached a settlement in this matter and on July 15, 2009, the parties entered into a Consent Order and Agreement (the “Consent Order”) to memorialize that settlement. Under the terms of the Consent Order, AK Steel paid a penalty and agreed to implement various corrective actions, including an investigation of the area where activities were conducted regarding the landfill, submission of a plan to collect and treat surface waters and seep discharges, and upon approval from PADEP, implementation of that plan. The Company has accrued $2.2 for the current phase of remedial work required under the Consent Decree. Additional work will need to be performed after this phase, but the design plan for that work has not yet been developed or approved. Until that design plan is approved, the Company cannot reliably determine the actual cost of the remaining work required under the Consent Decree. The Company currently estimates that the remaining work will be completed in 2014, but that estimated timeframe is subject to the potential for delays, such as due to work plan approval and/or permitting delays.

In addition to the foregoing matters, AK Steel is or may be involved in proceedings with various regulatory authorities that may require AK Steel to pay fines, comply with more rigorous standards or other requirements or incur capital and operating expenses for environmental compliance. The Company believes that the ultimate disposition of these additional proceedings will not have, individually or in the aggregate, a material adverse effect on its consolidated financial condition, results of operations or cash flows.

Legal Contingencies

In addition to the environmental matters discussed above and the items addressed below, there are various claims pending against AK Steel and its subsidiaries involving product liability, commercial, employee benefits and other matters arising in the ordinary course of business. Unless otherwise noted and to the extent that the Company has been able to reasonably estimate its future liabilities, it is the Company’s opinion that the ultimate liability resulting from all of these claims, individually and in the aggregate, should not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

As previously reported, on June 29, 2000, the United States filed a complaint on behalf of the EPA against AK Steel in the U.S. District Court for the Southern District of Ohio (the “Court”), Case No. C-1-00530, for alleged violations of the Clean Air Act, the Clean Water Act and the RCRA at the Middletown Works. Subsequently, the State of Ohio, the Sierra Club and the National Resources Defense Council intervened. On May 15, 2006, a Consent Decree in Partial Resolution of Pending Claims (the “Consent Decree”) was entered by the Court. Under the Consent Decree, the Company paid a civil penalty and performed a supplemental environmental project to remove ozone-depleting refrigerants from certain equipment. The Company further agreed to undertake a comprehensive RCRA facility investigation at its Middletown Works and, as appropriate, complete a corrective measures study. In accordance with the Consent Decree, the Company also is in the process of implementing certain RCRA corrective action interim measures to address polychlorinated biphenyls (“PCBs”) in sediments and soils relating to Dicks Creek and certain other specified surface waters, adjacent floodplain areas, and other previously identified geographic areas. The Company completed the remedial activity at Dicks Creek that was planned for 2010, but additional work remains to be performed. The Company was required to obtain new or modified permits for the work to be performed in 2011, including a modification of the existing pre-construction notification from the United States Army Corps of Engineers ("ACE") under Nationwide Permit ("NWP") 38 for the remedial work to be performed in the floodplain at Dicks Creek. The Company timely submitted the NWP 38 application on March 7, 2011. ACE has not yet issued the required permit to begin the planned floodplain work. On July 13, 2011, ACE notified the Company that a Phase I archaeological survey of a portion of the permit area will be necessary. That archaeological survey now has been completed. There were no findings of the presence of any archaeological artifacts which would require further work, but the time required to complete the survey has delayed the work scheduled for 2011 and that work now has been rescheduled to commence in 2012. Additional work will need to be performed after the phase planned for 2012. The design plan for that additional work, currently planned for 2013, has been conditionally approved. The Company currently has accrued $16.7 for the cost of known remedial work required under the Consent Decree, which includes the floodplain work planned for 2012 and 2013.

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

As previously reported, on October 20, 2005, Judith A. Patrick and another plaintiff filed a purported class action against AK Steel and the AK Steel Corporation Benefit Plans Administrative Committee in the United States District Court for the Southern District of Ohio, Case No. 1:05-cv-681 (the “Patrick Litigation”). The complaint alleges that the defendants incorrectly calculated the amount of surviving spouse benefits due to be paid to the plaintiffs under the applicable pension plan. On December 19, 2005, the defendants filed their answer to the complaint. The parties subsequently filed cross-motions for summary judgment on the issue of whether the applicable plan language had been properly interpreted. On September 28, 2007, the United States Magistrate Judge assigned to the case issued a Report and Recommendation in which he recommended that the plaintiffs’ motion for partial summary judgment be granted and that the defendants’ motion be denied. The defendants filed timely objections to the Magistrate’s Report and Recommendation. On March 31, 2008, the court issued an order adopting the Magistrate’s recommendation and granting partial summary judgment to the plaintiffs on the issue of plan interpretation. The plaintiffs’ motion for class certification was granted by the Court on October 27, 2008. The case is proceeding with respect to discovery on the issue of damages. No trial date has been set. On May 27, 2009, a case asserting a similar claim was filed against AK Steel by Margaret Lipker in the United States District Court for the Eastern District of Kentucky, Case No. 09-00050 (the “Lipker Litigation”). The Complaint in the Lipker Litigation alleged that AK Steel incorrectly calculated the amount of Ms. Lipker’s surviving spouse benefits due to be paid under the applicable pension plan (which was a different plan from that at issue in the Patrick Litigation). The parties filed cross-motions for summary judgment. On February 23, 2010, the Court in the Lipker Litigation granted plaintiffs’ motion for summary judgment and found that Ms. Lipker is entitled to a surviving spouse benefit of approximately four hundred sixty three dollars per month. AK Steel appealed that February 23, 2010, decision to the United States Court of Appeals for the Sixth Circuit on March 11, 2010, Case No. 10-5298. The issues in the appeal have been fully briefed by the parties. In addition, counsel representing the plaintiffs in the Patrick Litigation filed an amicus curiae brief on July 20, 2010, on the ground that the decision in the Lipker Litigation could impact the merits of the issues in the Patrick Litigation. The amicus curiae brief requested the Court of Appeals to affirm the district court’s decision in the Lipker Litigation on the issue of plan interpretation and liability. Oral argument in the appeal of the Lipker Litigation occurred on October 5, 2011, but no decision by the Court of Appeals has been issued yet. The defendants intend to contest both of these matters vigorously.

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

As previously reported, on June 1, 2009, the Chinese Ministry of Commerce (“MOFCOM”) initiated antidumping and countervailing duty investigations of imports of grain oriented electrical steel (“GOES”) from Russia and the United States. China initiated the investigations based on a petition filed by two Chinese steelmakers. These two steelmakers allege that AK Steel and Allegheny Technologies Inc. of the United States and Novolipetsk Steel of Russia exported GOES to China at less than fair value, and that the production of GOES in the United States has been subsidized by the government. On December 9, 2009, MOFCOM issued its preliminary determination that GOES producers in the United States and Russia had been dumping in the China market and that GOES producers in the United States had received subsidies from the United States government. The Chinese authorities imposed provisional additional duties on future imports of GOES from Russia and/or the United States to China. The duties do not apply to past imports. On or about April 10, 2010, MOFCOM issued a final determination of dumping and subsidizing against GOES producers in the United States and Russia. On September 16, 2010, the United States Trade Representative (the “USTR”) filed a complaint with the World Trade Organization (the “WTO”) against China for violating the WTO’s rules in imposing antidumping and countervailing duties against imports of GOES from the United States. On February 11, 2011, the USTR announced that the United States has requested the WTO to establish a dispute settlement panel in this case. On March 25, 2011, the WTO referred the United States complaint against China to its court system. On May 10, 2011, the WTO composed the panel to decide this case. The panel has indicated that it expects to issue its final report in this case by May 2012. AK Steel intends to fully support the USTR in this matter.

As previously reported, on August 26, 2009, Consolidation Coal Company (“Consolidation”) filed an action against AK Steel and Neville Coke LLC (“Neville”) in the Court of Common Pleas of Allegheny County, Pennsylvania, Case No. GD-09-14830. The complaint alleges that Consolidation and Neville entered into a contract whereby Consolidation would supply metallurgical coal for use by Neville in its coke making operations. Consolidation asserts that Neville breached the alleged contract when it refused to purchase coal from Consolidation. The complaint also alleges that AK Steel tortiously interfered with the purported contractual and business relationship between Consolidation and Neville. Consolidation seeks monetary damages from AK Steel in an amount in excess of $30.0 and monetary damages from Neville in an amount in excess of $20.0. AK Steel tentatively has agreed to indemnify and defend Neville in this action pursuant to the terms of a contractual agreement between AK Steel and Neville. AK

Steel is still investigating the facts underlying this matter, however, and has reserved its right to change its position should facts establish that it does not have an obligation to indemnify or defend Neville. Plaintiff filed an amended complaint on November 12, 2009, adding an additional count under the theory of promissory estoppel. On March 18, 2010, AK Steel and Neville filed their answers to the amended complaint. Discovery has commenced, but no trial date has yet been set. AK Steel intends to contest this matter vigorously.

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

On April 7, 2011, Ruth Abrams filed a shareholder derivative action against AK Holding, each of the current members of its Board of Directors, and the five officers identified in the AK Holding 2010 Proxy Statement (the “2010 Proxy”) as Named Executive Officers. The action was filed in the United States District Court for the District of Delaware, Case No. 1:11-cv-00297-LPS. The complaint alleges that the director defendants and executive defendants breached fiduciary duties of loyalty and care, that the director defendants committed waste, and that the executive defendants were unjustly enriched. More specifically, it alleges that the 2010 Proxy contained false or misleading statements concerning compliance by AK Holding with Section 162(m) of the Internal Revenue Code and the tax deductibility of certain executive compensation paid to the Named Executive Officers. The Complaint seeks an injunction requiring correction of the allegedly false statements and preventing future awards under certain benefit plans to the five Named Executive Officers. It also seeks an equitable accounting, disgorgement in favor of AK Holding for certain alleged losses, and an award of attorneys’ fees and expenses. The defendants filed motions to dismiss the Complaint on July 1, 2011. However, prior to completion of the briefing on defendants' motions, Abrams filed an amended complaint on September 2, 2011 adding a derivative claim under Section 14(a) of the Securities Exchange Act and adding and deleting certain allegations as to why plaintiff contends certain executive compensation plans did not comply with Section 162(m) of the Internal Revenue Code and the relevant Treasury Regulations. The defendants intend to contest this matter vigorously. Discovery has not commenced and no trial date has been set.

On May 5, 2011, Massey Coal Sales Company, Inc. (“Massey”) filed under seal a complaint against AK Steel in the United States District Court for the Eastern District of Virginia, Case No. 3:11-cv-00297-JAG. The case involves a dispute over the price of coal for contract year 2011 under a Coal Sales Agreement originally entered into by Massey and AK Steel on November 26, 2003. On August 24, 2011, AK Steel and Massey entered into a settlement agreement which resolved all of the claims in the litigation. The settlement will not materially impact the Company's future financial results. The parties are in the process of documenting the settlement. In the interim, on September 13, 2011, the court dismissed the case with prejudice.

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

On January 10, 2011, the Court issued written orders granting final approval to the Butler Retiree Settlement, as well as the proposed attorney fee award. The final judgment (the “Judgment”) formally approving the Butler Retiree Settlement and the attorney fee award also was entered on January 10, 2011. The Butler Retiree Settlement became effective on that date. No appeal from that Judgment has been taken and the time for filing such an appeal has expired. Pursuant to the Butler Retiree Settlement, AK Steel agreed to continue to provide company-paid health and life insurance to Class Members through December 31, 2014, and to make combined lump sum payments totaling $91.0 to a VEBA Trust and to plaintiffs' counsel. AK Steel agreed to make three cash contributions to the VEBA Trust as follows: approximately $22.6 on August 1, 2011, which has been paid; approximately $31.7 on July 31, 2012; and approximately $27.6 on July 31, 2013. The balance of the total lump sum payments was paid to plaintiffs' attorneys on August 1, 2011, to cover plaintiffs' obligations with respect to attorneys' fees. Effective January 1, 2015, AK Steel will transfer to the VEBA Trust all OPEB obligations owed to the Class Members under the Company's applicable health and welfare plans and will have no further liability for any claims incurred by the Class Members after December 31, 2014, relating to their OPEB obligations. The VEBA Trust will be utilized to fund all such future OPEB obligations to the Class Members. Trustees of the VEBA Trust will determine the scope of the benefits to be provided to the Class Members. For accounting purposes, a settlement of the Company's OPEB obligations will be deemed to have occurred when AK Steel makes the last payment called for under the settlement in 2014. See Note 4 for more information concerning amounts recognized in the financial statements in connection with the Butler Retiree Settlement.

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

either directly or indirectly. Level 2 inputs include model-generated values that rely on inputs either directly observed or readily-derived from available market data sources, such as Bloomberg or other news and data vendors. Level 2 prices include: quoted prices for similar assets or liabilities in active markets, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates and yield curves observable at commonly quoted intervals or current market) and contractual prices for the underlying financial instrument, as well as other relevant economic factors. Market values of the Company’s natural gas, nickel, aluminum, zinc and electric derivative values and foreign currency forward contracts values are generated using forward prices that are derived from observable futures prices relating to the respective commodity or currency from sources such as the New York Mercantile Exchange (NYMEX) or the London Metal Exchange (LME). In cases where the derivative is an option contract (including caps, floors and collars), the Company’s valuations reflect adjustments made to valuations generated by the derivatives’ counterparty. After validating that the counterparty’s assumptions relating to implied volatilities are in line with an independent source for these implied volatilities, the Company discounts these model-generated future values with discount factors designed to reflect the credit quality of the party obligated to pay under the derivative contract. While differing discount rates applied to different contracts as a function of differing maturities and different counterparties, for the period ended September 30, 2011, a spread over benchmark interest rates of three and one-half percent or less was used for contracts valued as liabilities, while the spread over benchmark rates of less than one and one-half percent was used for derivatives valued as assets.

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

The following fair value table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

	September 30, 2011			December 31, 2010
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Other non-current assets—
Available for sale investments	$29.0	$—	$29.0	$29.9	$—	$29.9
Other current assets:
Foreign exchange contracts	—	1.1	1.1	—	0.2	0.2
Commodity hedge contracts	—	—	—	—	0.8	0.8
Assets measured at fair value	$29.0	$1.1	$30.1	$29.9	$1.0	$30.9

Liabilities
Accrued liabilities—commodity hedge contracts	$—	$(13.1)	$(13.1)	$—	$(0.1)	$(0.1)
Other non-current liabilities—commodity hedge contracts	—	(0.2)	(0.2)	—	—	—
Liabilities measured at fair value	$—	$(13.3)	$(13.3)	$—	$(0.1)	$(0.1)

The Company has estimated the fair value of long-term debt based upon quoted market prices for the same or similar issues or on the current interest rates available to the Company for debt of similar terms and maturities. The following table summarizes the fair value of the Company’s long-term debt for the relevant periods:

	September 30, 2011	December 31, 2010
Fair value of long-term debt, including current maturities	$583.0	$664.7
Carrying amount of long-term debt, including current maturities	650.9	651.3

The carrying amounts of the Company’s other financial instruments do not differ materially from their estimated fair values at September 30, 2011 and December 31, 2010. The Company has not adopted the fair value option for any assets or liabilities under ASC Section 825-10-15-4.

NOTE 11 - Variable Interest Entities

SunCoke Middletown

In the first quarter of 2008, the Company entered into a 20-year supply contract with Middletown Coke Company, LLC (“SunCoke Middletown”), an affiliate of SunCoke Energy, Inc. (“SunCoke”), to provide the Company with metallurgical-grade coke and electrical power. A new facility owned and operated by SunCoke Middletown and costing approximately $410.0 was constructed adjacent to the Company’s Middletown Works and commenced production in the fourth quarter of 2011. The new facility is expected to produce about 550,000 tons of coke and approximately 45 megawatts of electrical power annually, helping the Company achieve its goal of more fully integrating its raw material supply and providing about 25% of the power requirements of Middletown Works. Under the agreement, the Company will purchase all of the coke and electrical power generated from the new plant for at least 20 years.

Even though the Company has no ownership interest in SunCoke Middletown, the Company has committed to purchase all of the expected production from the facility. As a result, SunCoke Middletown is deemed to be a variable interest entity and the financial results of SunCoke Middletown are required to be consolidated with the results of the Company. Included on the Company’s Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010 were assets of $420.1 and $242.4, respectively, related to SunCoke Middletown, comprised mainly of construction in progress reflected in property, plant and equipment, net, and liabilities of $431.6 and $248.0, respectively, comprised mainly of advances from SunCoke reflected in other non-current liabilities.

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

The Company is exposed to fluctuations in market prices of raw materials and energy sources. The Company uses cash-settled commodity price swaps and options (including collars) to hedge the market risk associated with the purchase of certain of its raw materials and energy requirements. These derivatives are used with respect to a portion of the Company’s natural gas, nickel, aluminum, zinc and electricity requirements. The Company’s hedging strategy is designed to mitigate the effect on earnings from the price volatility of these various commodity exposures. Independent of any hedging activities, price increases in any of these commodity markets could negatively affect operating costs.

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

As of September 30, 2011, the Company had the following outstanding commodity price swaps and options and forward foreign exchange contracts:

Commodity	Amount
Nickel (in lbs)	1,064,100
Natural gas (in MMBTUs)	13,650,000
Zinc (in lbs)	36,000,000
Aluminum (in lbs)	800,000
Foreign exchange contracts (in euros)	€18,325,000

The following table presents the fair value of derivative instruments in the Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010:

Asset (liability)	September 30, 2011	December 31, 2010
Derivatives designated as hedging instruments:
Accrued liabilities—commodity contracts	$(7.4)	$—
Other non-current liabilities—commodity contracts	(0.1)	—

Derivatives not designated as hedging instruments:
Other current assets:
Foreign exchange contracts	1.1	0.2
Commodity contracts	—	0.8
Accrued liabilities—commodity contracts	(5.7)	(0.1)
Other non-current liabilities—commodity contracts	(0.1)	—

The following table presents gains (losses) on derivative instruments included in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
Gain (loss)	2011	2010	2011	2010
Derivatives in cash flow hedging relationships—
Commodity contracts:
Reclassified from accumulated other comprehensive income (loss) into cost of products sold (effective portion)	$1.9	$(6.4)	$(3.4)	$(9.3)
Recognized in cost of products sold (ineffective portion and amount excluded from effectiveness testing)	(3.5)	5.1	(5.9)	6.3

Derivatives not designated as hedging instruments:
Foreign exchange contracts—recognized in other income, net	1.4	(4.3)	1.5	(3.0)
Commodity contracts—recognized in cost of products sold	(6.6)	0.5	(6.5)	(0.3)

The following table lists the duration of the derivatives and the amount of gains (losses) expected to be reclassified into earnings within the next twelve months for the Company’s existing commodity contracts that qualify for hedge accounting:

Commodity Hedge	Settlement Dates	Gains (losses)
Natural gas	October 2011 to December 2012	$(0.5)
Electricity	September 2011	(0.6)

NOTE 13 - Supplemental Cash Flow Information

The following table presents the net cash paid (received) during the period for interest, net of capitalized interest, and income taxes:

	Nine Months Ended September 30,
	2011	2010
Net cash paid (received) during the period for:
Interest, net of capitalized interest	$21.0	$14.5
Income taxes	(0.5)	(20.3)

The Company had non-cash capital investments during the nine months ended September 30, 2011 and 2010, that had not been paid as of the end of the respective period. These amounts are included in accounts payable and accrued liabilities and have been excluded from the Condensed Consolidated Statements of Cash Flows. The Company also granted restricted stock to certain employees and restricted stock units to directors under the SIP.

The amounts of non-cash investing and financing activities for the nine months ended September 30, 2011 and 2010, were as follows:

	Nine Months Ended September 30,
	2011	2010
Capital investments	$9.0	$28.9
Capital investments—SunCoke Middletown	23.3	19.1
Issuance of restricted stock and restricted stock units	5.6	6.8

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

NOTE 15 - Acquisitions

On October 4, 2011, the Company acquired a 49.9% equity interest in Magnetation LLC (the “Magnetation JV”), a joint venture that produces iron ore concentrate near Keewatin, Minnesota and which intends to construct and operate a pelletizing plant to produce iron ore pellets to be consumed by the Company. In a separate transaction on the same day, the Company also acquired all of the stock of Solar Fuel Company, Inc. (“Solar”), a company with significant reserves of low-volatile metallurgical coal (“low-vol met coal”) in Somerset County, Pennsylvania. These investments represent significant steps toward achieving the Company's top strategic initiative of vertically integrating the business through increased ownership of some of its key steelmaking raw materials. These investments provide a clear path to increasing the Company's raw material self-sufficiency. They are intended both to provide a financial hedge against global market price increases and to enable the Company to acquire key raw materials at a net cost to AK Steel representing a substantial discount to the market price. Additional information concerning each of these strategic transactions is set forth below.

Iron Ore Transaction

On October 4, 2011, AK Steel entered into a joint venture with Magnetation, Inc., a private Minnesota corporation (“Magnetation Partner”), whereby AK Steel acquired from Magnetation Partner a 49.9% interest in the Magnetation JV. The Magnetation JV utilizes magnetic separation technology to recover iron ore from existing stockpiles of previously mined material. Magnetation Partner's primary initial contributions consist of plant assets and a license of its proprietary technology to the Magnetation JV. Magnetation Partner will oversee the day-to-day operations of the Magnetation JV by providing management and administrative services through a management services agreement.

The joint venture is expected to grow in two phases. With respect to Phase I, the Magnetation JV currently operates an existing iron ore concentrate plant and is constructing a second plant near the existing one. Once the second plant is fully operational, which is expected during the second quarter of 2012, Phase I will be complete.

Phase II will commence following the Magnetation JV's satisfaction of certain conditions, principally when it obtains the necessary permits, and will involve the construction and operation of one or more additional concentrate plants and an iron ore pelletizing plant. Through an offtake agreement, AK Steel will have the right to purchase all of the pellets produced by the pelletizing plant.

AK Steel's investment of capital in the Magnetation JV also will occur in phases. For Phase I, AK Steel will contribute a total of $147.5 for its interest in the joint venture. AK Steel contributed $100.0 on October 4, 2011, and anticipates funding the remaining $47.5 in the third quarter of 2012 upon the Magnetation JV's attainment of specified operational performance levels. For Phase II, AK Steel will contribute a total of $150.0. AK Steel's contribution of the Phase II funds will be made following the Magnetation JV's satisfaction of certain conditions, primarily obtaining the necessary permits, and is anticipated to occur over time between 2013 and 2016.

Metallurgical Coal Transaction

In a separate transaction on October 4, 2011, AK Steel acquired 100% of the stock of Solar, which AK Steel subsequently renamed AK Coal Resources, Inc. ("AK Coal"). AK Coal controls, through ownership or lease, significant reserves of low-vol met coal, which is used to produce coke needed for iron-making blast furnaces. AK Steel agreed to pay $36.0 for the stock, consisting of a $24.0 payment made at closing on October 4, 2011, and payments of $2.0, $3.0 and $7.0 on the first, second and third anniversaries of the closing date. At the present time, AK Coal leases a portion of its reserves to third party miners and collects royalties from their production. The balance of its coal reserves is not currently being mined. AK Steel has commenced development of a mining plan and will seek the necessary permits to mine the coal. Commencement of mining operations and coal production is contingent upon, among other things, obtaining all necessary permits and making necessary capital investments in equipment.

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

Condensed Statements of Operations
Three Months Ended September 30, 2011

	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
Net sales	$—	$1,529.1	$193.0	$(136.3)	$1,585.8
Cost of products sold (exclusive of items shown below)	—	1,433.6	161.3	(122.3)	1,472.6
Selling and administrative expenses	1.0	55.2	11.2	(11.7)	55.7
Depreciation	—	44.5	1.6	—	46.1
Total operating costs	1.0	1,533.3	174.1	(134.0)	1,574.4
Operating profit (loss)	(1.0)	(4.2)	18.9	(2.3)	11.4
Interest expense	—	13.5	—	—	13.5
Other income (expense)	—	(2.3)	(1.4)	(1.0)	(4.7)
Income (loss) before income taxes	(1.0)	(20.0)	17.5	(3.3)	(6.8)
Income tax provision (benefit)	(0.5)	(6.9)	7.9	(1.2)	(0.7)
Net income (loss)	(0.5)	(13.1)	9.6	(2.1)	(6.1)
Less: net income (loss) attributable to noncontrolling interests	—	—	(2.6)	—	(2.6)
Equity in net income (loss) of subsidiaries	(3.0)	10.1	—	(7.1)	—
Net income (loss) attributable to AK Steel Holding Corporation	$(3.5)	$(3.0)	$12.2	$(9.2)	$(3.5)

Condensed Statements of Operations
Three Months Ended September 30, 2010

	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
Net sales	$—	$1,515.2	$150.3	$(89.6)	$1,575.9
Cost of products sold (exclusive of items shown below)	—	1,535.4	136.6	(95.9)	1,576.1
Selling and administrative expenses	0.9	55.1	(4.0)	—	52.0
Depreciation	—	48.6	1.7	—	50.3
Total operating costs	0.9	1,639.1	134.3	(95.9)	1,678.4
Operating profit (loss)	(0.9)	(123.9)	16.0	6.3	(102.5)
Interest expense	—	5.9	—	—	5.9
Other income (expense)	—	(2.0)	10.0	—	8.0
Income (loss) before income taxes	(0.9)	(131.8)	26.0	6.3	(100.4)
Income tax provision (benefit)	(0.3)	(53.6)	11.3	2.2	(40.4)
Net income (loss)	(0.6)	(78.2)	14.7	4.1	(60.0)
Less: net income (loss) attributable to noncontrolling interests	—	—	(0.8)	—	(0.8)
Equity in net income (loss) of subsidiaries	(58.6)	19.6	—	39.0	—
Net income (loss) attributable to AK Steel Holding Corporation	$(59.2)	$(58.6)	$15.5	$43.1	$(59.2)

Condensed Statements of Operations
Nine Months Ended September 30, 2011

	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
Net sales	$—	$4,756.0	$569.0	$(366.2)	$4,958.8
Cost of products sold (exclusive of items shown below)	—	4,411.4	475.9	(332.2)	4,555.1
Selling and administrative expenses	3.6	171.7	26.6	(36.9)	165.0
Depreciation	—	134.6	4.7	—	139.3
Total operating costs	3.6	4,717.7	507.2	(369.1)	4,859.4
Operating profit (loss)	(3.6)	38.3	61.8	2.9	99.4
Interest expense	—	33.7	—	—	33.7
Other income (expense)	—	(5.7)	6.4	(2.0)	(1.3)
Income (loss) before income taxes	(3.6)	(1.1)	68.2	0.9	64.4
Income tax provision due to tax law change	—	2.0	—	—	2.0
Income tax provision (benefit)	(1.4)	1.5	27.2	0.3	27.6
Net income (loss)	(2.2)	(4.6)	41.0	0.6	34.8
Less: net income (loss) attributable to noncontrolling interests	—	—	(3.5)	—	(3.5)
Equity in net income (loss) of subsidiaries	40.5	45.1	—	(85.6)	—
Net income (loss) attributable to AK Steel Holding Corporation	$38.3	$40.5	$44.5	$(85.0)	$38.3

Condensed Statements of Operations
Nine Months Ended September 30, 2010

	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
Net sales	$—	$4,443.9	$428.2	$(294.4)	$4,577.7
Cost of products sold (exclusive of items shown below)	—	4,163.2	387.1	(302.6)	4,247.7
Selling and administrative expenses	3.3	167.7	(12.2)	—	158.8
Depreciation	—	145.2	5.3	—	150.5
Total operating costs	3.3	4,476.1	380.2	(302.6)	4,557.0
Operating profit (loss)	(3.3)	(32.2)	48.0	8.2	20.7
Interest expense	—	25.9	—	—	25.9
Other income (expense)	—	(9.5)	3.5	0.2	(5.8)
Income (loss) before income taxes	(3.3)	(67.6)	51.5	8.4	(11.0)
Income tax provision due to tax law change	—	25.3	—	—	25.3
Income tax provision (benefit)	(1.2)	(25.1)	19.3	2.9	(4.1)
Net income (loss)	(2.1)	(67.8)	32.2	5.5	(32.2)
Less: net income (loss) attributable to noncontrolling interests	—	—	(1.6)	—	(1.6)
Equity in net income (loss) of subsidiaries	(28.5)	39.3	—	(10.8)	—
Net income (loss) attributable to AK Steel Holding Corporation	$(30.6)	$(28.5)	$33.8	$(5.3)	$(30.6)

Condensed Balance Sheets
September 30, 2011

	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$35.3	$23.4	$—	$58.7
Accounts receivable, net	—	612.2	72.6	(94.4)	590.4
Inventory, net	—	680.3	112.8	(9.9)	783.2
Deferred tax asset	—	226.5	0.2	—	226.7
Other current assets	0.2	28.4	0.8	—	29.4
Total current assets	0.2	1,582.7	209.8	(104.3)	1,688.4
Property, plant and equipment	—	5,387.4	511.9	—	5,899.3
Accumulated depreciation	—	(3,706.3)	(67.9)	—	(3,774.2)
Property, plant and equipment, net	—	1,681.1	444.0	—	2,125.1
Other non-current assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	55.6
Investment in affiliates	(1,379.7)	1,379.7	1,191.8	(1,191.8)	—
Inter-company accounts	2,008.1	(3,170.4)	(267.1)	1,429.4	—
Goodwill	—	—	37.1	—	37.1
Deferred tax asset	—	580.8	0.3	—	581.1
Other non-current assets	—	63.6	29.5	—	93.1
TOTAL ASSETS	$628.6	$2,117.5	$1,701.0	$133.3	$4,580.4
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Borrowings under credit facility	$—	$295.0	$—	$—	$295.0
Accounts payable	—	690.2	42.8	(0.5)	732.5
Accrued liabilities	—	172.9	9.4	—	182.3
Current portion of long-term debt	—	0.7	—	—	0.7
Current portion of pension and other postretirement benefit obligations	—	111.1	0.5	—	111.6
Total current liabilities	—	1,269.9	52.7	(0.5)	1,322.1
Non-current liabilities:
Long-term debt	—	650.2	—	—	650.2
Pension and other postretirement benefit obligations	—	1,467.3	4.9	—	1,472.2
Other non-current liabilities	—	109.8	404.6	2.1	516.5
Total non-current liabilities	—	2,227.3	409.5	2.1	2,638.9
TOTAL LIABILITIES	—	3,497.2	462.2	1.6	3,961.0
TOTAL AK HOLDING STOCKHOLDERS’ EQUITY (DEFICIT)	628.6	(1,379.7)	1,248.0	131.7	628.6
Noncontrolling interests	—	—	(9.2)	—	(9.2)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	628.6	(1,379.7)	1,238.8	131.7	619.4
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$628.6	$2,117.5	$1,701.0	$133.3	$4,580.4

Condensed Balance Sheets
December 31, 2010

	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$201.4	$15.4	$—	$216.8
Accounts receivable, net	—	516.6	57.8	(91.6)	482.8
Inventory, net	—	359.7	100.4	(11.4)	448.7
Deferred tax asset	—	225.6	0.1	—	225.7
Other current assets	0.2	29.1	0.8	—	30.1
Total current assets	0.2	1,332.4	174.5	(103.0)	1,404.1
Property, plant and equipment	—	5,324.1	344.1	—	5,668.2
Less accumulated depreciation	—	(3,571.8)	(63.2)	—	(3,635.0)
Property, plant and equipment, net	—	1,752.3	280.9	—	2,033.2
Other non-current assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	55.6
Investment in affiliates	(1,341.0)	1,341.0	1,149.7	(1,149.7)	—
Inter-company accounts	1,985.5	(3,127.1)	(275.7)	1,417.3	—
Goodwill	—	—	37.1	—	37.1
Deferred tax asset	—	581.2	0.3	—	581.5
Other non-current assets	—	52.0	25.1	—	77.1
TOTAL ASSETS	$644.7	$1,931.8	$1,447.5	$164.6	$4,188.6
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$518.6	$34.8	$(0.3)	$553.1
Accrued liabilities	—	136.7	8.3	—	145.0
Current portion of long-term debt	—	0.7	—	—	0.7
Pension and other postretirement benefit obligations	—	145.2	0.5	—	145.7
Total current liabilities	—	801.2	43.6	(0.3)	844.5
Non-current liabilities:
Long-term debt	—	650.6	—	—	650.6
Pension and other postretirement benefit obligations	—	1,701.2	4.8	—	1,706.0
Other non-current liabilities	—	119.8	224.5	2.1	346.4
Total non-current liabilities	—	2,471.6	229.3	2.1	2,703.0
TOTAL LIABILITIES	—	3,272.8	272.9	1.8	3,547.5
TOTAL AK HOLDING STOCKHOLDERS’ EQUITY (DEFICIT)	644.7	(1,341.0)	1,178.2	162.8	644.7
Noncontrolling interests	—	—	(3.6)	—	(3.6)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	644.7	(1,341.0)	1,174.6	162.8	641.1
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$644.7	$1,931.8	$1,447.5	$164.6	$4,188.6

Condensed Statements of Cash Flows
Nine Months Ended September 30, 2011

	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
Net cash flows from operating activities	$(1.5)	$(366.7)	$11.1	$1.7	$(355.4)
Cash flows from investing activities:
Capital investments	—	(87.8)	(163.4)	—	(251.2)
Other investing items, net	—	1.5	(0.8)	—	0.7
Net cash flows from investing activities	—	(86.3)	(164.2)	—	(250.5)
Cash flows from financing activities:
Net borrowings under credit facility	—	295.0	—	—	295.0
Redemption of long-term debt	—	(0.5)	—	—	(0.5)
Debt issuance costs	—	(9.2)	—	—	(9.2)
Proceeds from exercise of stock options	0.2	—	—	—	0.2
Purchase of treasury stock	(1.4)	—	—	—	(1.4)
Common stock dividends paid	(16.5)	—	—	—	(16.5)
Inter-company activity	19.2	1.7	(19.2)	(1.7)	—
Advances from noncontrolling interest owner	—	—	180.3	—	180.3
Other financing items, net	—	(0.1)	—	—	(0.1)
Net cash flows from financing activities	1.5	286.9	161.1	(1.7)	447.8
Net decrease in cash and cash equivalents	—	(166.1)	8.0	—	(158.1)
Cash and equivalents, beginning of period	—	201.4	15.4	—	216.8
Cash and equivalents, end of period	$—	$35.3	$23.4	$—	$58.7

Condensed Statements of Cash Flows
Nine Months Ended September 30, 2010

	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
Net cash flows from operating activities	$(1.6)	$(187.0)	$(1.6)	$13.7	$(176.5)
Cash flows from investing activities:
Capital investments	—	(72.2)	(86.5)	—	(158.7)
Other investing items, net	—	1.6	(0.8)	—	0.8
Net cash flows from investing activities	—	(70.6)	(87.3)	—	(157.9)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	400.0	—	—	400.0
Redemption of long-term debt	—	(506.1)	—	—	(506.1)
Debt issuance costs	—	(9.0)	—	—	(9.0)
Proceeds from exercise of stock options	1.3	—	—	—	1.3
Purchase of treasury stock	(7.7)	—	—	—	(7.7)
Common stock dividends paid	(16.5)	—	—	—	(16.5)
Inter-company activity	21.3	(8.3)	0.7	(13.7)	—
Advances from noncontrolling interest owner	—	—	88.4	—	88.4
Other financing items, net	3.2	—	(0.4)	—	2.8
Net cash flows from financing activities	1.6	(123.4)	88.7	(13.7)	(46.8)
Net decrease in cash and cash equivalents	—	(381.0)	(0.2)	—	(381.2)
Cash and equivalents, beginning of period	—	444.3	17.4	—	461.7
Cash and equivalents, end of period	$—	$63.3	$17.2	$—	$80.5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
(dollars in millions, except per share and per ton data)

Results of Operations

The Company’s operations consist of seven steelmaking and finishing plants located in Indiana, Kentucky, Ohio and Pennsylvania that produce flat-rolled carbon steels, including premium-quality coated, cold-rolled and hot-rolled products, and specialty stainless and electrical steels that are sold in hot band, sheet and strip form. These products are sold to the automotive, infrastructure and manufacturing, and distributors and converters markets. The Company sells its carbon products principally to customers in the United States. The Company’s electrical and stainless steel products are sold both domestically and internationally. The Company’s operations also include AK Tube LLC, a wholly-owned subsidiary of the Company, which further finishes flat-rolled carbon and stainless steel at two tube plants in Indiana and Ohio into welded steel tubing used in the automotive, large truck and construction markets. In addition, the Company operates trading companies in Europe that buy and sell steel and steel products and other materials. During the fourth quarter of 2011, the Company purchased 49.9% of Magnetation LLC, a joint venture headquartered in Minnesota, which produces iron ore concentrate from previously mined ore reserves, and AK Coal Resources, Inc. ("AK Coal"), which controls, through ownership and lease, metallurgical coal reserves in Pennsylvania.

Overview

In the third quarter of 2011, the Company experienced a decline in shipments compared to the second quarter of 2011. The average selling price for the Company’s products declined from the prior quarter by approximately 2%. As a result of these factors, third quarter 2011 revenue declined by approximately 12% from the second quarter of 2011. In addition, cost performance remained a challenge. While the Company did a good job managing its controllable costs, it continued to be negatively affected by increases in costs beyond its control, including steelmaking input costs. In summary, in the third quarter of 2011 the Company experienced downward pressure on its selling prices and lower shipments, while continuing to experience high input costs.

Steel Shipments

Total shipments for the three months ended September 30, 2011 and 2010 were 1,368,800 tons and 1,465,800 tons, respectively, and 4,288,900 tons and 4,301,000 tons for the nine months ended September 30, 2011 and 2010, respectively. The decline in total shipments in the third quarter of 2011 compared to the prior year was attributable principally to lower demand caused by weakness in the economy and a slowdown in the recovery from the recent recession. For the three months ended September 30, 2011, value-added products comprised 81.6% of total shipments compared to 82.4% for the three months ended September 30, 2010. For the nine months ended September 30, 2011, value-added products comprised 83.3% of total shipments compared to 83.4% for the nine months ended September 30, 2010. The Company continued to focus on maximizing profitability through product mix adjustments based on current and projected market demands—both domestically and internationally. The following table presents net shipments by product line:

	Three Months Ended September 30,				Nine Months Ended September 30,
(tons in thousands)	2011		2010		2011		2010
Value-added Shipments
Stainless/electrical	229.3	16.7%	226.9	15.5%	699.4	16.3%	657.9	15.3%
Coated	577.2	42.2%	624.4	42.6%	1,830.3	42.7%	1,944.8	45.2%
Cold-rolled	278.3	20.3%	322.5	22.0%	941.2	22.0%	889.0	20.7%
Tubular	32.4	2.4%	33.2	2.3%	99.4	2.3%	94.5	2.2%
Subtotal value-added shipments	1,117.2	81.6%	1,207.0	82.4%	3,570.3	83.3%	3,586.2	83.4%

Non Value-added Shipments
Hot-rolled	222.6	16.3%	213.6	14.6%	622.2	14.5%	591.4	13.8%
Secondary	29.0	2.1%	45.2	3.0%	96.4	2.2%	123.4	2.8%
Subtotal non value-added shipments	251.6	18.4%	258.8	17.6%	718.6	16.7%	714.8	16.6%

Total shipments	1,368.8	100.0%	1,465.8	100.0%	4,288.9	100.0%	4,301.0	100.0%

Sales

For the three months ended September 30, 2011, net sales were $1,585.8, a 1% improvement over third quarter 2010 net sales of $1,575.9. For the nine months ended September 30, 2011, net sales were $4,958.8, an 8% improvement over net sales of $4,577.7 for the nine months ended September 30, 2010. The Company’s average selling price for the third quarter of 2011 was $1,158 per ton. Although this was down about 2% from the immediately prior quarter, it represents an increase of approximately 8% from the Company’s third quarter 2010 average selling price of $1,075 per ton. The Company’s average selling price for the nine months ended September 30, 2011 was $1,151 per ton, an increase of approximately 8% from the Company’s average selling price of $1,064 per ton for the nine months ended September 30, 2010. The higher average selling prices for 2011 periods over comparable 2010 periods were driven by increases in the cost of steelmaking raw materials, which were reflected in both higher contract prices and base selling prices in the spot market, as well as in higher surcharges. Net sales to customers outside the United States for the three and nine months ended September 30, 2011 totaled $243.6 and $734.5, respectively, compared to the three and nine months ended September 30, 2010 which totaled $203.0 and $629.5, respectively.

Cost of Products Sold

The Company has experienced higher steelmaking raw material costs in the first three quarters of 2011 compared to the same period in 2010, principally for scrap, iron ore pellets, coal and coke. Comparison of raw material costs on a quarterly basis is affected by the unusual delay in establishing the 2010 annual benchmark price for iron ore. Until that price was established in late 2010, the Company had to use an assumed price based upon the best estimates at the time of what the actual price ultimately would be. The estimates for the 2010 annual benchmark price in the first and second quarters of 2010 were significantly lower than the actual 2010 benchmark price ultimately established late in 2010, which was a nearly 100% year-over-year increase. In the absence of a global benchmark price for 2010 iron ore purchases, the Company used an assumed 65% increase from the 2009 benchmark price for purposes of its first half 2010 financial results. As a result, the Company’s third quarter 2010 results included not only the effect of the final benchmark price increase on third quarter purchases, but also the effect of the incremental amount over the assumed 65% benchmark price increase that was attributable to its first half 2010 purchases. This adjustment increased the Company’s cost of products sold in the third quarter of 2010 by approximately $76.0, or $52 per ton. For further details concerning iron ore costs, see the discussion below under “Iron Ore Pricing”. The Company recorded a LIFO credit of $9.5 for the three months ended September 30, 2011, and a LIFO charge of $50.5 for the three months ended September 30, 2010. LIFO charges of $53.9 and $99.7 were recorded for the nine months ended September 30, 2011 and September 30, 2010, respectively.

The Company’s maintenance outage costs decreased in the three and nine months ended September 30, 2011 to $1.7 and $13.7, respectively, compared to $23.5 and $38.9 in the corresponding periods of 2010. The declines in maintenance costs from the prior year periods were primarily a result of a higher level of spending in the third quarter of 2010 attributable to a major maintenance outage at the Ashland blast furnace. Cost of products sold for the three and nine month periods ended September 30, 2011 included $0.1 and $2.5, respectively, in costs related to the shutdown of the Ashland coke plant and $9.8 of net costs related to a Butler Works electric arc furnace incident. See “Butler Works No. 5 EAF Incident” for more information.

Iron Ore Pricing

Iron ore is one of the principal raw materials required for the Company’s steel manufacturing operations. For example, the Company expects to purchase approximately 5,800,000 tons of iron ore pellets in 2011. The Company makes most of its purchases of iron ore at negotiated prices under annual and multi-year agreements. Until this year these agreements typically had a variable-price mechanism by which the price of iron ore was adjusted annually, based in whole or in part upon a benchmark price for iron ore established by contract negotiations between the principal iron ore producers and certain of their largest customers. In 2010, the benchmark price was not established until late in the year, but the increase was retroactive to January 1, 2010. This delay in establishing the benchmark price caused substantial uncertainty with respect to the Company’s iron ore costs in the first three quarters of 2010 and prevented the Company from being able to recover much of the significant retroactive increase in those ore costs through higher selling prices to its customers. In order to avoid that uncertainty and reduced ability to recover its costs in 2011, the Company has negotiated new pricing terms with its principal iron ore suppliers pursuant to which prices are adjusted quarterly. For each quarter, the price for iron ore is determined with reference to a historical iron ore index, referred to as the "IODEX". For example, the third quarter of 2011 iron ore price was determined with reference to the IODEX price for the preceding March, April and May period. For a substantial majority of the iron ore which the Company purchases under contract from its major suppliers, those quarterly adjustments are final for 2011. With respect to a portion of the iron ore the Company purchases from one supplier, those prices are further adjusted later in the year based on an average of the quarterly prices.

The Company attempts to mitigate the effect of its increased raw material costs in the normal course of pricing its own products through increased prices in the spot market. In addition, it uses variable pricing with its contract customers that allows the Company to adjust selling prices in response to changes in the cost of energy and certain raw materials, including iron ore. It typically is unable, however, to recover 100% of its increased iron ore costs in this manner. There are a variety of factors which ultimately will affect how much of any increase in iron ore prices the Company is able to recover through its own steel price increases. These include the amount of the price increase for iron ore, the terms of the Company’s agreements with its contract customers, and the extent to which competitive pressures may prevent the Company from increasing the price of the steel it sells into the spot market sufficiently to cover the full amount of the iron ore price increase. It is because of this inability to control and/or fully pass through its iron ore costs that the Company has made the investment in the Magnetation JV described in the "Acquisitions" section below. Although the full benefit of that investment will not be realized until the completion of an iron ore pellet plant in several years, in the interim the Company will receive a share of the net income from the Magnetation JV, which will serve as a partial financial hedge against increases in the price of iron ore. Even absent future iron ore price increases, the Magnetation JV is expected to generate income to AK Steel as a result of its low cost production of iron ore concentrate and, in the future, iron ore pellets. When the pellet plant is completed, the Company expects that the iron ore pellet production from Magnetation JV eventually will satisfy about 50% of AK Steel's iron ore pellet requirements, at a net cost to AK Steel substantially below the current world market price.

Selling and Administrative Expenses

Selling and administrative expenses for the three and nine months ended September 30, 2011 were $55.7 and $165.0, respectively, compared to $52.0 and $158.8 for the corresponding periods in 2010. The increase was due primarily to additional costs associated with SunCoke Middletown and increased compensation costs.

Depreciation

Depreciation expense for the three and nine months ended September 30, 2011 was $46.1 and $139.3, respectively, compared to $50.3 and $150.5 for the corresponding periods in 2010. The decrease was due primarily to existing older assets becoming fully depreciated and the shutdown of the Ashland coke plant.

Operating Profit (Loss)

The Company reported an operating profit of $11.4, or $8 per ton, and $99.4, or $23 per ton, in the three and nine months ended September 30, 2011. These results compare to an operating loss of $102.5, or $70 per ton, in the three months ended September 30, 2010, and an operating profit of $20.7, or $5 per ton, in the nine months ended September 30, 2010. For the three and nine months ended September 30, 2011, the Company benefited from year-over-year increases in its average selling price. However, during those same periods, the Company also experienced lower sales volumes and significantly higher iron ore and other raw material costs that could not be fully recovered through price increases. The effect of the iron ore cost increases on the three-month operating profit in 2010 was exacerbated by the delay in setting the 2010 annual benchmark price for iron ore, which resulted in the Company assuming a lower price for iron ore in the first half of 2010 than ultimately was established. Because of that assumed lower iron ore price in the first half of 2010, the Company had to “true up” the difference in the third quarter of 2010, causing that quarter to reflect even higher pricing. That third-quarter “true up” of iron ore costs affects the year-over-year comparison of third quarter operating profit. This adjustment decreased the Company’s operating profit (loss) in the third quarter of 2010 by approximately $76.0, or $52 per ton. See discussion in “Cost of Products Sold” for a further explanation of that impact. Excluding the effect of the furnace incident at Butler Works described in “Butler Works No. 5 EAF Incident”, the Company’s adjusted operating profit was $21.2, or $15 per ton, in the third quarter of 2011.

Non-GAAP Financial Measures

In certain of its disclosures concerning its third quarter results, the Company has adjusted its operating profit (loss) to exclude costs associated with an electric arc furnace incident at the Company's Butler Works. Reporting adjusted operating profit or loss (either as a total or on a per-ton basis) is not a financial measure under generally accepted accounting principles (“GAAP”). The Company has made this adjustment, however, because Management believes that it enhances the understanding of the Company's current operating results. In addition, the adjusted operating results facilitate the ability to compare the Company's financial results to its prior financial performance. Management views the reported result of adjusted operating profit (loss) as an important operating performance measure and, as such, believes that the GAAP financial measure most directly comparable to it is operating profit (loss). Adjusted operating profit (loss) is used by Management as a supplemental financial measure to evaluate the performance of the business. Management believes that the non-GAAP measure, when analyzed in conjunction with the Company's GAAP results and the accompanying reconciliations, provides additional insight into the financial trends of the Company's business versus the GAAP results alone. More specifically, at the time the Company disclosed its second quarter 2011 results and provided its guidance for the third quarter of 2011, it was unable to reliably estimate what the costs associated with the Butler Works furnace incident would be. Accordingly, the Company expressly noted in its third-quarter guidance that it had excluded those costs. Disclosing adjusted operating profit with those costs excluded from the actual quarterly results facilitates the ability of an investor to compare the Company's actual results to its original guidance for the third quarter. Neither current shareholders nor potential investors in the Company's securities should rely on adjusted operating profit (loss) as reported as a substitute for any GAAP financial measure and the Company encourages investors and potential investors to review the reconciliation of adjusted operating profit (loss) to the comparable GAAP financial measure.

The following table reflects the reconciliation of the non-GAAP financial measure adjusted operating profit (loss) for the third quarter 2011 (dollars in millions, except per ton data):

(dollars in millions, except per ton data)	Three Months Ended September 30,
Reconciliation to Operating Profit (Loss)	2011
Adjusted operating profit (loss)	$21.2
Butler Works furnace incident	(9.8)
Operating profit (loss)	$11.4

Reconciliation to Operating Profit (Loss) per Ton
Adjusted operating profit (loss) per ton	$15
Butler Works furnace incident	(7)
Operating profit (loss) per ton	$8

Interest Expense

Interest expense for the three and nine months ended September 30, 2011 was $13.5 and $33.7, respectively, compared to $5.9 and $25.9 for the same periods in 2010. The net increases over the comparable periods in 2010 were related to an increase in borrowings under the revolving credit agreement in 2011 and interest on the additional long-term debt issued in the fourth quarter of 2010, as well as the effect of higher capitalized interest credits during the three and nine months ended September 30, 2010. The capitalized interest was primarily related to the major capital projects at the Butler plant that were substantially completed during the latter part of the second quarter of 2011.

Other Income (Expense)

Other income (expense) was $(4.7) and $(1.3) for the three and nine months ended September 30, 2011, respectively, compared to other income (expense) of $8.0 and $(5.8) for the three and nine months ended September 30, 2010, respectively. Other income (expense) is primarily related to foreign exchange gains and losses.

Income Taxes

Income taxes recorded for the three and nine months ended September 30, 2011, have been estimated using the discrete method, which is based on actual year-to-date pre-tax income through September 30, 2011. The Company is unable to estimate pre-tax income for the fourth quarter with sufficient precision for purposes of the effective tax rate method, which requires consideration of a projection of full-year income. During the second quarter of 2011, several states enacted changes in tax laws that affected the value of the Company's deferred tax asset. Included in income tax expense for the nine months ended September 30, 2011 is a charge of $2.0 related to the reduction in the value of the Company’s deferred tax assets as a result of the tax law changes.

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

Net Income (Loss)

As a result of the various factors and conditions described above, the Company reported a net loss attributable to AK Steel Holding Corporation in the three months ended September 30, 2011, of $3.5, or $0.03 per diluted share, compared to a net loss of $59.2, or $0.54 per diluted share, in the three months ended September 30, 2010.

For the nine months ended September 30, 2011, net income attributable to AK Steel Holding Corporation was $38.3, or $0.35 per diluted share, compared to a net loss of $30.6, or $0.28 per diluted share, in the nine months ended September 30, 2010.

Outlook

All of the statements in this “Outlook” section are subject to, and qualified by, the cautionary information set forth under the heading “Forward-Looking Statements.”

Due to a lack of near-term visibility with respect to economic conditions in the United States and in other markets served by the Company, as well as continued volatility with respect to shipments, selling prices and costs, the Company has determined that it can no longer provide reliable guidance on its anticipated quarterly results as early in the quarter as it has done in the past. As a result, the Company has elected to change its practice from one of providing guidance at the beginning of a quarter to one of providing guidance later in the quarter. This change is effective with this quarter and will continue for the foreseeable future. In accordance with this new practice, the Company expects to provide guidance with respect to its anticipated fourth quarter financial results in December of 2011. In advance of that guidance, however, the Company notes that, based upon current conditions, it is likely that the Company will recognize an operating loss for the fourth quarter.

Under its method of accounting for pension and other postretirement benefit plans, the Company recognizes into income (loss), as a fourth quarter adjustment, any unrecognized actuarial gains and losses that exceed 10% of the larger of projected benefit obligations or plan assets (the “corridor”). These corridor charges are driven mainly by events and circumstances beyond the Company’s control, primarily changes in interest rates, performance of the financial markets, healthcare cost trends and mortality and retirement experience. It thus is impossible to reliably forecast or predict whether the Company will incur corridor charges in any given year or, if it does, what the magnitude of those charges will be. The Company does not anticipate a fourth quarter 2011 corridor charge related to its other postretirement benefit plans. However, based on current market factors influencing the discount rate and asset returns, the Company believes that a non-cash pension corridor charge in the fourth quarter of 2011 is likely and could be significant. Because factors influencing the determination of plan assets and plan liabilities fluctuate significantly and their net effect is not known until the year end measurement date, the Company cannot yet determine the amount, if any, of a fourth quarter corridor charge related to its pension plans.

Butler Works No. 5 EAF Incident

As part of its continuing effort to reduce costs, the Company completed the installation of the new No. 5 EAF at its Butler Works in the second quarter of 2011. The No. 5 EAF is a new state-of-the-art, highly-efficient electric arc furnace with the capacity to produce approximately 400,000 more tons of steel annually than the three older electric arc furnaces it will replace. After ramping up to full operation, it is expected to minimize the need for the Company to purchase merchant slabs. It also is expected to operate at a lower cost and provide greater flexibility with respect to the Company's product mix. Following the successful start-up of the No. 5 EAF, the furnace experienced a break-out of molten metal on July 1, 2011. No one was injured, but there was substantial physical damage. In October 2011, the Company completed the necessary repairs and operations of the No. 5 EAF resumed. While the No. 5 EAF was being repaired, the Company continued production and met its customer needs by continuing to use the three older electric arc furnaces that the No. 5 EAF is replacing. The No. 5 EAF, however, is expected to operate at a lower cost than those three furnaces. Accordingly, for the period that those older furnaces were used instead of the No. 5 EAF, the Company did not realize the lower cost benefits associated with the No. 5 EAF. The majority of the costs incurred to date associated with the breakout of the No. 5 EAF are reflected in the Company's third quarter results, with net costs of $9.8 recorded. The Company anticipates that some additional costs will be incurred in the fourth quarter of 2011. The Company has property damage and business interruption insurance which it believes will provide coverage with respect to the No. 5 EAF incident. The Company intends to submit an insurance claim relating to this matter. Based upon the combined deductibles for the Company's property damage and business interruption insurance coverage, the Company currently does not expect its portion of the repair and higher operating costs attributable to the No. 5 EAF incident to exceed $10.0 in total. However, because of the uncertainty relating to the costs incurred as a result of this incident, and the timing and amount of the ultimate insurance recovery, the Company cannot predict with certainty the effect of this incident on its 2011 fourth quarter results at this time.

Electrical Steel Market

The Company sells its electrical steel products, which are iron-silicon alloys with unique magnetic properties, primarily to manufacturers of power transmission and distribution transformers and electrical motors and generators in the infrastructure and manufacturing markets. The Company sells its electrical steel products both domestically and internationally.

As a result of the major global recession which started in late 2008, the Company experienced a significant decrease beginning in 2009 in both its domestic and international sales of grain-oriented electrical steel (“GOES”) products. In 2010, the Company began to see an improvement in the GOES market. GOES shipments have continued to improve in 2011 as power generation and distribution activities around the world have picked up. Year over year, 2011 annual shipments are expected to increase by 18% to 20% from 2010. International pricing has improved versus comparable periods in 2010, but still remains below pre-recession levels.

Although the market for GOES has improved significantly, the continued weakness in the United States housing and construction markets has hampered the Company's efforts to return its GOES shipments to the same volume it had prior to the global recession.

In addition, the Company's GOES shipment volume and capacity have been affected by changes in mix and by changes in production requirements to meet evolving quality requirements, principally for sales to the international market. In 2008, the Company produced nearly 325,000 tons of GOES and had the capacity under then-existing market conditions to produce as much as 335,000 tons. Under current market conditions, the Company's GOES production capacity is approximately 285,000 tons. As demand improves, the Company anticipates that it will be able to adjust its market mix and make other changes to increase its current capacity.

Liquidity and Capital Resources

At September 30, 2011, the Company had total liquidity of $608.7, consisting of $58.7 of cash and cash equivalents and $550.0 of availability under the Company’s $1.0 billion asset-backed revolving credit facility (“Credit Facility”). At September 30, 2011, there were outstanding borrowings of $295.0 under the Credit Facility and availability was further reduced by $155.0 due to outstanding letters of credit. During the nine-month period ended September 30, 2011, utilization of the Company's credit facilities ranged from zero to $365.0, with outstanding borrowings averaging $222.0 per day. As noted below under “Acquisitions,” subsequent to the end of the third quarter the Company made strategic investments in the Magnetation JV and AK Coal. Those investments were funded through use of the Company's cash and borrowings under its Credit Facility. To the extent that these investments have affected the Company's liquidity early in the fourth quarter, that effect is expected to be substantially, and perhaps completely, offset by working capital decreases during the remainder of the fourth quarter.

In April 2011, AK Steel entered into its Credit Facility, a five-year, $1.0 billion asset-backed revolving credit facility with a group of lenders. The Credit Facility, which is secured by most of the Company’s product inventory and accounts receivable, replaced the then-existing credit facility ("Replaced Credit Facility"), which was set to expire in February 2012 and was secured by the same classes of assets as the Credit Facility. As was the case with the Replaced Credit Facility, availability under the Credit Facility can fluctuate monthly based on the varying levels of eligible collateral. AK Holding is the sole guarantor of the Credit Facility.

In October 2011, AK Steel exercised a portion of the “accordion” feature of its Credit Facility, obtaining an additional $100.0 in credit commitments from lenders and increasing its total credit limit under the Credit Facility to $1.1 billion. The increase was made pursuant to the terms of the Credit Facility and all terms and conditions of the Credit Facility remain the same as those in effect prior to the increase. As a result of the higher credit limit, certain availability thresholds with respect to the covenants under the Credit Facility increased proportionally with the increase in the credit limit.

The Company anticipates utilizing the Credit Facility as it deems necessary to fund requirements for working capital, capital investments (such as its investment in Magnetation JV and AK Coal) and other general corporate purposes. During the first nine months of 2011, the Company borrowed amounts on a short-term basis for uses consistent with these general purposes.

Cash used by operations totaled $355.4 for the nine months ended September 30, 2011. Primary uses of cash were for a $170.0 pension contribution, the final $65.0 contribution to the VEBA Trust established as part of the Middletown Retiree Settlement, payment of $31.7 for the first contribution to the VEBA Trust established as part of the Butler Retiree Settlement and related attorney fees and an increase in working capital of $213.6. The increase in working capital resulted primarily from an increase in inventories, caused by both higher raw material costs and a higher level of inventory quantities on hand. In addition, accounts receivable were higher primarily as a result of higher selling prices. An increase in accounts payable due to higher inventory levels and increased raw material costs partially offset these uses of cash.

Pension- and Retiree Healthcare Benefit-related Matters

The Company made pension contributions of $170.0 during the first half of 2011 to satisfy the Company’s required annual pension contributions for 2011 and increase the Company’s total pension fund contributions since 2005 to over $1.3 billion. Based on current actuarial valuations, the Company estimates that its required annual pension contributions will be $170.0 for 2012 and $295.0 for 2013. The calculation of estimated future pension contributions requires the use of assumptions concerning future events. The most significant of these assumptions relate to future investment performance of the pension funds, actuarial data relating to plan participants, and the interest rate used to discount future benefits to their present value. Because of the variability of factors underlying these assumptions, including the possibility of future pension legislation, the reliability of estimated future pension contributions decreases as the length of time until the contributions must be made increases.

During the first quarter of 2011, the Company also made the final $65.0 payment to the VEBA Trust for the Middletown Works retirees. See discussion of the Middletown Works class action litigation in Note 4 to the condensed consolidated financial statements for further information.

In August 2011, the Company also made a total of $31.7 in payments related to a VEBA Trust for a class of Butler Works retirees and to their counsel as part of the negotiated settlement with those retirees. See discussion of the Butler Works class action litigation in Note 9 to the condensed consolidated financial statements for further information.

Investing and Financing Activities

During the nine months ended September 30, 2011, net cash used by investing activities totaled $250.5. This total included $88.0 of routine capital investments, mostly related to projects at the Company’s Butler Works, and $163.2 in capital investments related to the investment by SunCoke Middletown in capital equipment for the coke plant being constructed in Middletown, Ohio. The SunCoke Middletown capital investment is funded by its parent company, SunCoke, and is reflected as a payable from SunCoke Middletown to SunCoke. That payment is reflected in other non-current liabilities on the Company’s Condensed Consolidated Balance Sheets. Because the SunCoke Middletown capital investment is funded by SunCoke, it has no effect on the net cash flows of AK Steel. The Company expects to incur approximately $85.0 for capital projects in 2011. In addition, the Company expects that accounts payable for capital projects will be approximately $15.0 less at December 31, 2011, than they were at December 31, 2010, resulting in cash flows for capital expenditures of approximately $100.0 for the full year 2011.

During the nine months ended September 30, 2011, cash generated by financing activities totaled $447.8. This includes $295.0 in proceeds on net borrowings from the Credit Facility and $180.3 in advances from SunCoke to SunCoke Middletown, partially offset by the payment of common stock dividends in the amount of $16.5 and debt issuance costs of $9.2 related primarily to the Credit Facility.

The Company believes that its current sources of liquidity will be adequate to meet its obligations for the foreseeable future. Future liquidity requirements for employee benefit plan contributions, scheduled debt maturities, debt redemptions and capital investments are expected to be funded by internally-generated cash and other financing sources. To the extent, that the Company needs to fund any of its working capital or planned capital investments other than through internally-generated cash, the Company has available its Credit Facility and believes it has the ability to access the capital markets opportunistically if and when it perceives conditions are favorable. With respect to future long-term funding obligations relating to the iron ore joint venture and coal acquisition transactions (discussed in detail below under “Acquisitions”), subject to a determination by the Board of Directors and capital market conditions, the Company anticipates that it will access the capital markets for long-term financial vehicles to implement these strategic initiatives. The Company has no significant scheduled debt maturities until May 2020, when its $550.0 in aggregate principal amount of 2020 Notes is due. At September 30, 2011, availability under the Credit Facility was $550.0, with availability reduced by $295.0 for outstanding borrowings and $155.0 for outstanding letters of credit. The Company’s forward-looking statements in this section are based on currently available information and expectations and, to the extent the information or expectations are inaccurate or conditions deteriorate, there could be a material adverse effect on the Company’s liquidity.

Dividends

The following table lists information related to the quarterly cash dividend:

2011 COMMON STOCK DIVIDENDS

Record Date	Payment Date	Per Share
February 11, 2011	March 10, 2011	$0.05
May 13, 2011	June 10, 2011	0.05
August 15, 2011	September 9, 2011	0.05
November 15, 2011	December 9, 2011	0.05

The Company’s Credit Facility contains certain restrictive covenants with respect to the Company’s payment of dividends. Under these covenants, dividends are restricted only when (i) availability falls below $247.5 or (ii) availability falls below $192.5 and the Company cannot meet a fixed charge coverage ratio of one to one as of the most recently ended fiscal quarter, at which point dividends would be limited to $12.0 annually. Currently, the availability under the Credit Facility significantly exceeds $247.5. Accordingly, there currently are no covenant restrictions on the Company’s ability to declare and pay a dividend to its stockholders. Cash dividends paid in 2011 and 2010 by the Company to its shareholders were determined to be a return of capital under the United States Internal Revenue Code.

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

The Credit Facility contains restrictions similar to the Replaced Credit Facility, including limitations on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliate transactions. In the aggregate, however, the restrictions in the Credit Facility provide the Company with more flexibility than those under the Replaced Credit Facility, and only apply in the event that the Company’s availability under the Credit Facility falls below certain specific thresholds, none of which exceed $247.5. The Company does not expect any of these restrictions to affect or limit its ability to conduct its business in the ordinary course. In addition, the Credit Facility requires maintenance of a minimum fixed charge coverage ratio of one to one if availability under the Credit Facility is less than $137.5.

During the period, the Company was in compliance with all the terms and conditions of its debt agreements.

Acquisitions

On October 4, 2011, the Company acquired a 49.9% equity interest in Magnetation LLC (the “Magnetation JV”), a joint venture that produces iron ore concentrate near Keewatin, Minnesota and which intends to construct and operate a pelletizing plant to produce iron ore pellets to be consumed by the Company. In a separate transaction on the same day, the Company also acquired all of the stock of Solar Fuel Company, Inc. (“Solar”), a company with significant reserves of low-volatile metallurgical coal (“low-vol met coal”) in Somerset County, Pennsylvania. AK Steel subsequently changed the name of Solar to AK Coal Resources, Inc. (“AK Coal”). These investments represent significant steps toward achieving the Company's top strategic initiative of vertically integrating the business through increased ownership of some of its key steelmaking raw materials. These investments provide a clear path to increasing the Company's raw material self-sufficiency. They are intended both to provide a financial hedge against global market price increases and to enable the Company to acquire key raw materials at a net cost to AK Steel representing a substantial discount to the market price. Although the full benefit of these investments will not be realized for several years, the Company expects to begin to see their benefit next year. Beginning in 2012, the Company will receive its 49.9% share of the net income from the Magnetation JV, which will sell iron ore concentrate to third parties. AK Steel's share of the net income from these sales will serve as a partial financial hedge for AK Steel against increases in the price of iron ore. Even absent future iron ore price increases, the Magnetation JV is expected to generate income to AK Steel as a result of its low cost production of iron ore concentrate and, in the future, iron ore pellets. Further benefits, as outlined in more detail below, are expected when Magnetation JV has constructed and is operating an iron ore pelletizing plant and when AK Coal has developed, and is mining coal from, the coal reserves it owns or leases.

The initial funding of both projects was through use of the Company's cash and borrowings under its Credit Facility. The Company expects that any funding obligations relating to the transactions through the end of 2012 will be funded through the same means. Longer-term, subject to a determination by the Board of Directors and capital market conditions, the Company anticipates that it will access the capital markets for long-term financial vehicles to implement these strategic initiatives.

Iron Ore Transaction

On October 4, 2011, AK Steel entered into a joint venture with Magnetation, Inc., a private Minnesota corporation (“Magnetation Partner”), whereby AK Steel acquired from Magnetation Partner a 49.9% interest in the Magnetation JV. The Magnetation JV utilizes magnetic separation technology to recover iron ore from existing stockpiles of previously mined material, often referred to as "tailings". The Magnetation JV's technology utilizing these tailings eliminates the need for traditional drilling, blasting and excavating. That eliminates the capital expenditures and other costs associated with traditional open pit mining and refining of mined ore, thereby enabling the production of iron ore pellets that are among the lowest cost in the United States. Magnetation Partner's primary initial contributions consist of plant assets and a license of its proprietary technology to the Magnetation JV. Magnetation Partner will oversee the day-to-day operations of the Magnetation JV by providing management and administrative services through a management services agreement.

The joint venture is expected to grow in two phases. With respect to Phase I, the Magnetation JV's existing plant currently produces about 440,000 short tons of iron ore concentrate annually.  The Magnetation JV currently is constructing a second plant near the existing plant with a targeted annual capacity of approximately 1.1 million short tons. Once the second plant is fully operational, which is expected during the second quarter of 2012, Phase I will be complete. Phase I will effectively provide AK Steel with a partial hedge to the global price of iron ore, as AK Steel will recognize its share of net income from the joint venture's sale of its iron ore concentrate to third parties at market prices. If the global price of iron ore increases, AK Steel will benefit from the higher Magnetation JV net income caused by that price increase. AK Steel is expected to benefit from Phase I, however, even absent an increase in the global price of iron ore. Magnetation LLC is a low-cost producer of iron ore concentrate and it is expected to generate net income on the sale of such concentrate even if current global iron ore prices were to fall significantly.

Phase II will commence following the Magnetation JV's satisfaction of certain conditions, principally when it obtains the necessary permits, and will involve the construction and operation of one or more additional concentrate plants and an iron ore pelletizing plant. Following the completion of this second phase, the Magnetation JV is expected to have concentrate plants with a total annual capacity of 3.9 million short tons and a pellet plant with an annual capacity of approximately 3.3 million short tons. Upon its completion, the pellet plant is expected to consume the majority of the joint venture's iron concentrate production. The Magnetation JV estimates that the aggregate price to construct the pellet plant will be approximately $300.0 and expects that plant to be completed by 2016. The total estimated construction price is lower than a typical full iron ore pellet line, primarily because of the fact that the Magnetation JV's pellet plant's consumption of iron ore concentrate, a semi-refined product, eliminates the need to construct a crusher plant and concentrate plant and incur the related costs of traditional open pit mining operations. Through an offtake agreement, AK Steel will have the right to purchase all of the pellets produced by Magnetation LLC. AK Steel thus expects that the iron ore pellet production will satisfy about 50% of its current iron ore pellet requirements, at a net cost to AK Steel substantially below the current world market price. After the pellet plant is in operation, AK Steel will benefit from its investment in the joint venture by (1) receiving its share of net income from the joint venture, and (2) purchasing pellets from the joint venture at favorable prices.

AK Steel's investment of capital in the Magnetation JV also will occur in phases. For Phase I, AK Steel will contribute a total of $147.5 for its interest in the joint venture. AK Steel contributed $100.0 on October 4, 2011, and anticipates funding the remaining $47.5 in the third quarter of 2012 upon the Magnetation JV's attainment of specified operational performance levels. For Phase II, AK Steel will contribute a total of $150.0. AK Steel's contribution of the Phase II funds will be made following the Magnetation JV's satisfaction of certain conditions, primarily obtaining the necessary permits, and is anticipated to occur over time between 2013 and 2016.

Metallurgical Coal Transaction

In a separate transaction on October 4, 2011, AK Steel acquired 100% of the stock of Solar, which AK Steel subsequently renamed AK Coal. AK Coal controls, through ownership or lease, significant reserves of low-vol met coal, which is used to produce coke needed for iron-making blast furnaces. AK Steel agreed to pay $36.0 for Solar, consisting of a $24.0 payment made at closing on October 4, 2011, and payments of $2.0, $3.0 and $7.0 on the first, second and third anniversaries of the closing date. AK Steel has commenced development of a mining plan and will seek the necessary permits to mine the coal. AK Steel will determine in the future whether it will mine the coal itself or whether it will use contract miners for all or some of the mining operations. AK Steel expects to invest approximately $60.0 in capital investments in AK Coal, most of which is expected to be spent between 2013 and 2015, to develop its mining operations and begin coal production. Commencement of such production is contingent upon, among other things, obtaining all necessary permits.

Based on current studies and with the assistance of an experienced coal mining consulting firm, the Company estimates that AK Coal owns or leases existing proven and probable coal reserves of over 20 million tons (based on guidelines set forth by the Securities and Exchange Commission) of low-vol met coal. At the present time, AK Coal leases approximately 5 million tons of its estimated reserves to third-party miners and collects royalties from their production. The balance of its coal reserves is not currently being mined. The Company presently anticipates that AK Coal's reserves will benefit the Company through direct consumption by the Company and/or sales to third parties as a financial hedge to the market price of metallurgical coal. The Company also continues to conduct exploratory drilling on property controlled by AK Coal, which it anticipates will confirm additional coal reserves.

Forward-Looking Statements

Certain statements made or incorporated by reference in this Form 10-Q, or made in press releases or in oral presentations made by Company employees, reflect Management’s estimates and beliefs and are intended to be, and are hereby identified as “forward-looking statements” for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “believes,” “intends,” “plans,” “estimates” and other similar references to future periods typically identify such forward-looking statements. These forward-looking statements reflect the current belief and judgment of the Company’s Management, but are not guarantees of future performance or outcomes. They are based on a number of assumptions and estimates that are inherently subject to economic, competitive, regulatory, and operational risks, uncertainties and contingencies that are beyond the Company’s control, and upon assumptions with respect to future business decisions and conditions that are subject to change. Such risks, uncertainties, contingencies and changes to assumptions could cause actual results to differ materially from those currently expected by management and include, among others: lower than expected selling prices and/or shipments as a result of a slow recovery in the domestic and global economies; severe financial hardship or bankruptcy of one of more of the Company’s major customers; demand in key product markets and geographies below the Company’s forecasts; changes in tax laws or rates which would impact the value of the Company’s net deferred tax assets; competitive pressure from increased global steel production and imports; changes in the cost of raw materials and energy, particularly scrap, iron ore and coal; disruptions with respect to our supply of raw materials; adverse effects from a failure to timely reach new labor agreements with employees; disruptions with respect to production; changes in the law or circumstances affecting our healthcare and pension obligations, which could include the recognition of a corridor charge with respect to such plans; unexpected adverse outcomes in major litigation, arbitrations, environmental issues and other contingencies; climate change and greenhouse gas emission limitations and regulations; and conditions in the financial, credit, capital and/or banking markets. In addition, these include, but are not limited to, statements in the Outlook and Liquidity and Capital Resources sections, Item 3, Quantitative and Qualitative Disclosure about Market Risk, Item 1A, and Risk Factors, in Part II, Item 1A of this report, Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2010 and Part II, Item 1A of the Company's previously filed reports on Form 10-Q for quarters ended after December 31, 2010.

Any forward-looking statement made by the Company in this document speaks only as of the date on which it is made. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company’s primary areas of market risk include changes in (a) interest rates, (b) the prices of raw materials and energy sources, and (c) foreign currency exchange rates. The Company manages interest rate risk by issuing variable- and fixed-rate debt, and had total debt of $651.8 outstanding at September 30, 2011, consisting of $552.5 of fixed-rate debt and $99.3 of variable-rate debt. In addition, at September 30, 2011, the Company had $295.0 of short-term borrowings outstanding under its Credit Facility that bears interest at variable interest rates. An increase in prevailing interest rates would increase interest expense and interest paid for the variable-rate debt. For example, a 1% increase in interest rates would result in an increase in annual interest expense of approximately $4.0 on the Company’s debt at September 30, 2011.

With regard to raw materials and energy sources, the cost of iron ore, in particular, and the cost of scrap both have been volatile over the course of the last several years. In addition, natural gas prices have been highly volatile at times. To address such cost volatility, where competitively possible, the Company attempts to increase the price of steel it sells to the spot market and to negotiate a variable-pricing mechanism with its contract customers that allows the Company to adjust selling prices in response to changes in the cost of certain raw materials and energy. While the Company still does not recover all of its raw material cost increases through these mechanisms, it has made significant progress in that respect through 2011, particularly with respect to variable-pricing terms with its contract customers. In addition, in the case of stainless steel, increased costs for nickel, chrome and molybdenum can usually be recovered through established price surcharges. Therefore, fluctuations in the price of energy, raw materials (such as scrap, iron ore, zinc and nickel) or other commodities will be, in part, passed on to the Company’s customers rather than absorbed solely by the Company.

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

The Company uses cash-settled commodity price swaps and options (including collars) to hedge the market risk associated with the purchase of certain of its raw materials and energy requirements. Such hedges are used with respect to a portion of the Company’s natural gas, nickel, aluminum, zinc and electricity requirements. The Company’s hedging strategy is designed to protect it against excessive pricing volatility. However, abnormal price increases in any of these commodity markets might still negatively affect operating costs, as the Company does not typically hedge 100% of its exposure.

For derivatives designated in cash flow hedging relationships, the effective portion of the gains and losses from the use of these instruments for natural gas and electricity are recorded in accumulated other comprehensive income on the Condensed Consolidated Balance Sheets and recognized into cost of products sold in the same period as the earnings recognition of the associated underlying transaction. At September 30, 2011, accumulated other comprehensive income included $1.4 in unrealized after-tax losses for the fair value of these derivative instruments. All other commodity price swaps and options are marked to market and recognized into cost of products sold with the offset recognized as other current assets or other accrued liabilities. At September 30, 2011, accrued liabilities of $5.7 and other non-current liabilities of $0.1 were included on the Condensed Consolidated Balance Sheets for the fair value of these commodity contracts.

The following table presents the negative effect on pre-tax income of a hypothetical change in the fair value of derivative instruments outstanding at September 30, 2011, due to an assumed 10% and 25% decrease in the market price of each of the indicated commodities.

	Negative Effect on Pre-tax Income
Commodity Derivative	10% Decrease	25% Decrease
Natural Gas	$3.0	$13.0
Nickel	0.4	1.2
Zinc	2.7	7.1
Aluminum	0.1	0.1

Because these instruments are structured and used as hedges, these hypothetical losses would be offset by the benefit of lower prices paid for the physical commodity used in the normal production cycle. The Company currently does not enter into swap or option contracts for trading purposes.

The Company also is subject to risks of exchange rate fluctuations on a small portion of intercompany receivables that are denominated in foreign currencies. The Company uses forward currency contracts to manage exposures to certain of these currency price fluctuations. At September 30, 2011, the Company had outstanding forward currency contracts with a total contract value of $24.5 for the sale of euros. At September 30, 2011, other current assets of $1.1 were included on the Condensed Consolidated Balance Sheets for the fair value of these contracts. Based on the contracts outstanding at September 30, 2011, a 10% change in the dollar to euro exchange rate would result in an approximate $2.5 pretax impact on the value of these contracts on a mark-to-market basis, which would offset the effect of a change in the exchange rate on the underlying receivable.

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

Item 1A. Risk Factors.

The Company cautions readers that its business activities involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management. The Company described the principal risk factors which could impact its results in its Annual Report on Form 10-K for the year ended December 31, 2010 (the "2010 Annual Report"), and updated that description in its subsequent Quarterly Report on Form 10-Q for the quarter ended March 31, 2011. Set forth below is an update to those prior risk factor descriptions.

•
Risk of lower quantities or quality of estimated coal reserves of AK Coal. The Company has based AK Coal's estimated reserve information on engineering, economic and geological data assembled and analyzed by third-party engineers and geologists, with review by and involvement of Company employees. There are numerous uncertainties inherent in estimating quantities and qualities of, and costs to, mine recoverable reserves, including many factors beyond AK Coal's control. Estimates of economically-recoverable coal reserves necessarily depend upon a number of variables and assumptions, such as geological and mining conditions that may not be fully identified by available exploration data or that may differ from experience in current operations, historical production from the area compared with production from other similar producing areas, the assumed effects of regulation and taxes by governmental agencies and assumptions concerning coal prices, operating costs, development costs and reclamation costs, all of which may vary considerably from actual results. As a result, actual coal tonnage recovered from AK Coal's properties and the related costs may vary materially from the Company's estimates. In addition, actual or alleged defects in title in or the boundaries of the property that AK Coal owns or its loss of any material leasehold interests could limit or eliminate its ability to mine these properties, which may reduce the estimated reserves controlled by AK Coal or result in significant unanticipated costs incurred in obtaining the property rights to mine such reserves.

•
Risk of increased governmental regulation of mining activities. The Company's ability to realize fully the expected benefits from AK Coal and the Magnetation JV could be materially adversely affected by increased governmental regulation of mining and related activities, including difficulties or delays in or their failure to receive, maintain or modify environmental permits required for their operations. With respect to AK Coal, the coal mining industry is subject to numerous and extensive federal, state and local environmental laws and regulations, including laws and regulations pertaining to permitting and licensing requirements, air quality standards, plant and wildlife protection, reclamation and restoration of mining properties, the discharge of materials into the environment, the storage, treatment and disposal of wastes, surface subsidence from underground mining and the effects of mining on groundwater quality and availability. With respect to the Magnetation JV, although the construction and operation of its iron ore concentrate plants are considered environmentally friendly and require limited environmental permits, its construction and operation of a proposed iron ore pelletizing plant will be subject to most, if not all, of the federal, state and local environmental laws and regulations previously mentioned in regards to AK Coal. The costs, liabilities and requirements associated with these laws and regulations are significant and may increase the costs of, delay or even preclude the commencement or continuation of, AK Coal's mining activities and the Magnetation JV's proposed pellet plant operations.

•
Risk of inability to hire or retain skilled labor in the coal mining industry. Efficient coal mining using modern techniques and equipment requires experienced managers and skilled laborers. The coal industry is experiencing a shortage of skilled labor as well as rising labor and benefit costs, due in large part to demographic changes as existing miners retire at a faster rate than new miners are entering the workforce. Although AK Coal has hired a senior executive with substantial coal mining experience to oversee its operations, additional experienced labor will need to be obtained, whether through hiring employees or through third party contractors, prior to commencing mining operations in earnest. If AK Coal is unable to hire or contract sufficient skilled laborers, there could be an adverse impact on AK Coal's productivity and the ultimate benefits to the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities in the quarter ended September 30, 2011.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
July 2011	562	$15.69	—
August 2011	599	8.03	—
September 2011	—	—	—
Total	1,161	11.73	—	$125.6

(a)
During the quarter, the Company repurchased 1,161 shares of common stock owned by participants in its restricted stock awards program under the terms of the AK Steel Holding Corporation Stock Incentive Plan. In order to satisfy the requirement that an amount be withheld that is sufficient to pay federal, state and local taxes due upon the vesting of the restricted stock, employees are permitted to have the Company withhold shares having a fair market value equal to the minimum statutory withholding rate which could be imposed on the transaction. The Company repurchases the withheld shares at the quoted average of the reported high and low sales prices on the day the shares are withheld.

(b)
On October 21, 2008, the Company announced that its Board of Directors had authorized the Company to repurchase, from time to time, up to $150.0 of its outstanding equity securities. There is no expiration date specified in the Board of Directors’ authorization.

Item 6. Exhibits.

Exhibit Number	Description
10.1
Amended and Restated Operating Agreement of Magnetation LLC dated as of October 4, 2011 (incorporated herein by reference to Exhibit 10.1 to AK Steel Holding Corporation's Current Report on Form 8-K, as filed with the Commission on October 5, 2011).

10.2
Stock Purchase Agreement by and among David L. Dinning, Ronald A. Corl, David C. Klementik, Ranger Investment Company, Solar Fuel Company, Inc. and AK Steel Natural Resources, LLC dated as of October 4, 2011 (incorporated herein by reference to Exhibit 10.2 to AK Steel Holding Corporation's Current Report on Form 8-K, as filed with the Commission on October 5, 2011).

10.3
Form of Increased Commitment Agreement, dated as of October 31, 2011 by and among AK Steel, as Borrower, Bank of America, N.A., as Agent, and certain Financial Institutions as the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to AK Steel Holding Corporation's Current Report on Form 8-K, as filed with the Commission on October 31, 2011).

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
101
Financial statements from the Quarterly Report on Form 10-Q of AK Steel Holding Corporation for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to the condensed consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AK STEEL HOLDING CORPORATION
(Registrant)

Dated:	November 3, 2011	/s/ ALBERT E. FERRARA, JR.
Albert E. Ferrara, Jr.
Senior Vice President, Finance and Chief Financial Officer

Dated:	November 3, 2011	/s/ RICHARD S. WILLIAMS
Richard S. Williams
Controller and Chief Accounting Officer