Form 10-K
period 2011-12-31
AK STEEL HOLDING CORP
filed 2012-02-27
CIK 918160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒    Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2011
OR
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒  No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐ No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934.  Yes  ☐  No  ☒

Aggregate market value of the registrant’s voting stock held by non-affiliates at June 30, 2011: $1,716,524,245
There were 110,633,660 shares of common stock outstanding as of February 23, 2012.

DOCUMENTS INCORPORATED BY REFERENCE
The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant’s definitive proxy statement for the annual meeting of stockholders (the “2012 Proxy Statement”), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2011.

AK Steel Holding Corporation

-i-

(Dollars in millions, except per share and per ton amounts or as otherwise specifically noted)

PART I

Item 1.	Business.

Operations Overview

AK Steel Holding Corporation (“AK Holding”) is a corporation formed under the laws of Delaware in 1993 and is an integrated producer of flat-rolled carbon, stainless and electrical steels and tubular products through its wholly-owned subsidiary, AK Steel Corporation (“AK Steel” and, together with AK Holding, the “Company”).  AK Steel is the successor through merger in 1999 to Armco Inc., which was formed in 1900.

The Company’s operations consist of seven steelmaking and finishing plants located in Indiana, Kentucky, Ohio and Pennsylvania that produce flat-rolled carbon steels, including premium-quality coated, cold-rolled and hot-rolled products, and specialty stainless and electrical steels that are sold in sheet and strip form.  The Company’s operations also include AK Tube LLC (“AK Tube”), a wholly-owned subsidiary of the Company, which further finishes flat-rolled carbon and stainless steel at two tube plants, located in Ohio and Indiana, into welded steel tubing used in the automotive, large truck and construction markets.  In addition, the Company’s operations include European trading companies that buy and sell steel and steel products and other materials. During 2011, the Company entered into a joint venture (“Magnetation JV”) whereby it acquired a 49.9% equity interest in Magnetation LLC, a company headquartered in Minnesota that produces iron ore concentrate from previously mined ore reserves, and purchased Solar Fuel Company, Inc., a company headquartered in Pennsylvania which controls, through ownership and lease, metallurgical coal reserves and which it renamed AK Coal Resources, Inc. (“AK Coal”).

Customers and Markets

For carbon and stainless steels, the Company principally directs its marketing efforts toward those customers who require the highest quality flat-rolled steel with precise “just-in-time” delivery and technical support. The Company’s enhanced product quality and delivery capabilities, as well as its emphasis on customer technical support and product planning, are critical factors in its ability to serve this segment of the market.  For electrical steels, the Company focuses its efforts on customers who desire iron-silicon alloys that provide the low core loss and high permeability attributes required for more efficient and economical electrical transformers.  The Company’s iron-silicon alloys are among the most energy efficient in the world.  As with customers of its other steel products, the Company also ensures that its electrical steel customers have outstanding technical support and product development assistance.  The Company’s standards of excellence in each of its product categories have been embraced by a wide array of diverse customers and, accordingly, no single customer accounted for more than 10% of net sales of the Company during 2011.

The Company’s flat-rolled carbon steel products are sold primarily to automotive manufacturers and to customers in the infrastructure and manufacturing markets.  The infrastructure and manufacturing market includes electrical transmission, heating, ventilation and air conditioning equipment, and appliances.  The Company also sells coated, cold-rolled, and hot-rolled carbon steel products to distributors, service centers and converters who may further process these products prior to reselling them.  To the extent it believes necessary, the Company carries increased inventory levels to meet the requirements of certain of its customers for “just-in-time” delivery.

The Company sells its stainless steel products to manufacturers and their suppliers in the automotive industry, to manufacturers of food handling, chemical processing, pollution control, medical and health equipment, and to distributors and service centers.

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

The Company sells its carbon products principally to customers in the United States.  The Company’s electrical and stainless steel products are sold both domestically and internationally.  The Company’s customer base is geographically diverse and there is no single country outside of the United States as to which sales are material relative to the Company’s total sales revenue.  The Company attributes revenue from foreign countries based upon the destination of physical shipment of a product.  Revenue from direct sales and sales as a percentage of total sales in 2011, 2010 and 2009, domestically and internationally, were as follows:

	2011		2010		2009
Geographic Area	Net Sales	%	Net Sales	%	Net Sales	%
United States	$5,521.6	85%	$5,145.0	86%	$3,309.8	81%
Foreign countries	946.4	15%	823.3	14%	767.0	19%
Total	$6,468.0	100%	$5,968.3	100%	$4,076.8	100%

The Company does not have any material long-lived assets located outside of the United States.

The following table sets forth the percentage of the Company’s net sales attributable to each of its markets:

Market	2011	2010	2009
Automotive	36%	36%	36%
Infrastructure and Manufacturing	24%	25%	31%
Distributors and Converters	40%	39%	33%

Approximately 57% of the Company’s shipments of flat-rolled steel products in 2011 were made to contract customers, with the balance to customers in the spot market at prevailing prices at the time of sale. The Company is a party to contracts with all of its major automotive and most of its infrastructure and manufacturing industry customers. These contracts set forth prices to be paid for each product during their term.  Approximately 93% of the Company’s shipments to contract customers permit price adjustments during the term of the contract to reflect changes in prevailing market conditions of certain energy and raw material costs. In most instances, the term of the contract is one year.

The Company's sales in 2011 and 2010 were adversely affected by the lingering effects of the severe recession in the domestic and global economies which started in the fall of 2008. In 2010, however, the automotive industry began to recover from the effects of the recession. As a result, North American light vehicle production improved significantly in 2010 from 2009 and continued to improve in 2011. It remained, however, substantially below pre-recession levels and, although a further increase in light vehicle production volumes is projected during 2012, it appears likely that light vehicle production levels will continue to be below pre-recession levels through at least 2014. Because the automotive market continues to be an important element of the Company’s business, reduced North American light vehicle production adversely impacts the Company’s total sales and shipments.

The recession also severely affected the housing industry. Housing starts remained substantially below pre-recession levels and it appears likely that they will continue to be below pre-recession levels throughout 2012. The housing slowdown adversely affected production by the manufacturers of power transmission and distribution transformers, to which the Company sells its electrical steels, and production by the manufacturers of appliances, to which the Company sells its stainless steels. To the extent that domestic housing starts remain at a very low level, it is likely that the Company's electrical and stainless steel sales and shipments will continue to be negatively affected.

Raw Materials and Other Inputs

The principal raw materials required for the Company’s steel manufacturing operations are iron ore, coal, coke, chrome, nickel, silicon, manganese, zinc, limestone, and carbon and stainless steel scrap.  The Company also uses large volumes of natural gas, electricity and oxygen in its steel manufacturing operations.  In addition, the Company historically has purchased carbon steel slabs from other steel producers to supplement the production from its own steelmaking facilities and purchased approximately 192,000 tons of carbon slabs in 2011.

The Company typically purchases carbon steel slabs, carbon and stainless steel scrap, natural gas, a substantial portion of its electricity, and most other raw materials at prevailing market prices, which are subject to price fluctuations in accordance with supply and demand.  The Company, however, makes most of its purchases of coke and oxygen and a portion of its electricity at negotiated prices under annual and multi-year agreements with periodic price adjustments.  The Company also purchases iron ore and coal under such agreements, but in 2011 it made strategic investments with respect to iron ore and coal that, over time, it expects will enable it to acquire approximately one half of its annual iron ore and coal needs at prices that are less exposed to market fluctuations and are below current market prices. The Company enters into financial instruments from time to time to hedge portions of its purchases of energy and certain raw materials, the prices of which may be subject to volatile fluctuations.

In addition to making strategic investments in iron ore and coal, the Company also continues to attempt to reduce the risk of future supply shortages through other means. To the extent that multi-year contracts are available in the marketplace, the Company has used such contracts to secure adequate sources of supply to satisfy key raw materials needs for the next three to five years.  Where multi-year contracts are not available, or are not available on terms acceptable to the Company, the Company continues to seek to secure the remainder of its raw materials needs through annual contracts or spot purchases.  The Company currently believes that it either has secured, or will be able to secure, adequate sources of supply for its raw materials and energy requirements for the next three to five years. The Company also regularly evaluates the use of alternative sources and substitute materials.

The Company historically has produced most of the coke it consumes in its blast furnaces, but in 2008 the Company entered into an agreement with Middletown Coke Company, LLC (“SunCoke Middletown”), an affiliate of SunCoke Energy, Inc. (“SunCoke”), to construct a new state-of-the-art, environmentally-friendly heat-recovery coke battery contiguous to the Company’s Middletown Works.  The new facility will supply approximately 550,000 net tons of metallurgical-grade coke and approximately 45 megawatts of electrical power annually to the Company’s Middletown Works under a long-term purchase agreement.  The facility began production in the fourth quarter of 2011.  In 2009, the Company also entered into a long-term supply agreement with Haverhill North Coke Company (“SunCoke Haverhill”), another affiliate of SunCoke, to provide the Company with metallurgical-grade coke from an existing SunCoke Haverhill coke battery (the “Haverhill Coke Battery”) in southern Ohio.  Under that agreement, SunCoke Haverhill provides AK Steel with up to 550,000 tons of coke annually, and electricity co-generated from the Haverhill Coke Battery.  In June 2011, the Company permanently closed its Ashland, Kentucky, coke plant because the plant was no longer cost competitive due to increased maintenance and increasingly stringent environmental regulations.  To the extent, if at all, that the Company cannot satisfy all of its needs through its remaining coke plant at Middletown Works and its arrangements described above with SunCoke, the Company enters into supply contracts with third parties to provide coke at negotiated prices.

Research and Development

The Company conducts a broad range of research and development activities aimed at improving existing products and manufacturing processes and developing new products and processes.  Research and development costs incurred in 2011, 2010 and 2009 were $13.2, $9.7 and $6.2, respectively.

Employees

At December 31, 2011, the Company employed approximately 6,600 employees, of which approximately 5,000 are represented by labor unions under various contracts that expire between 2012 and 2015.  See the discussion under Labor Agreements in Item 7 for additional information on these agreements.

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

Domestic steel producers, including the Company, face significant competition from foreign producers.  For a variety of reasons, these foreign producers often are able to sell products in the United States at prices substantially lower than domestic producers. These reasons include lower labor, raw material, energy and regulatory costs, as well as significant government subsidies, the maintenance of artificially low exchange rates against the U.S. dollar, and preferential trade practices in their home countries.  The annual level of imports of foreign steel into the United States also is affected to varying degrees by the strength of demand for steel outside the United States and the relative strength or weakness of the U.S. dollar against various foreign currencies.  U.S. imports of finished steel accounted for approximately 22%, 21% and 22% of domestic steel market sales in 2011, 2010 and 2009, respectively.

The Company continues to provide pension and healthcare benefits to a significant portion of its retirees, resulting in a competitive disadvantage compared to certain other domestic integrated steel companies and the mini-mills that do not provide such benefits to any or most of their retirees.  Over the course of the last several years, however, the Company has negotiated progressive labor agreements that have significantly reduced total employment costs at all of its union-represented facilities.  In addition, the Company has entered into agreements with various groups of retirees to transfer all responsibility for their healthcare benefits from the Company to Voluntary Employee Benefits Associations funded by the Company. These actions have increased the Company’s ability to compete in the highly competitive global steel market while, at the same time, continuing to provide support for its retirees’ pension and healthcare benefits.

The Company also is facing increased competition from foreign-based and domestic steel producers who have expanded or restarted shutdown steel production and/or finishing facilities in the United States.

Environmental

Information with respect to the Company’s environmental compliance, remediation and proceedings is included in Note 9 to the

Consolidated Financial Statements in Item 8 and is incorporated herein by reference.

Executive Officers of the Registrant

The following table sets forth the name, age and principal position with the Company of each of its executive officers as of February 23, 2012:

Name	Age	Positions with the Company
James L. Wainscott	54	Chairman of the Board, President and Chief Executive Officer
David C. Horn	60	Executive Vice President, General Counsel and Secretary
John F. Kaloski	62	Executive Vice President and Operating Officer
Albert E. Ferrara, Jr.	63	Senior Vice President, Finance and Chief Financial Officer
Gary T. Barlow	49	Vice President, Sales and Customer Service
Keith J. Howell	46	Vice President, Carbon Steel Operations
Roger K. Newport	47	Vice President, Business Planning and Development
Kirk W. Reich	43	Vice President, Specialty Steel Operations
Lawrence F. Zizzo, Jr.	63	Vice President, Human Resources

James L. Wainscott was named Chairman of the Board of Directors of the Company in January 2006, and became President and Chief Executive Officer in October 2003.  Previously, Mr. Wainscott had been the Company’s Chief Financial Officer and had served as Treasurer upon joining the Company in April 1995.  Before joining the Company, Mr. Wainscott held a number of increasingly responsible financial positions for National Steel Corporation.

David C. Horn was named Executive Vice President, General Counsel and Secretary in May 2010.  Mr. Horn was named Senior Vice President in January 2005.  Mr. Horn became Vice President and General Counsel in April 2001 and assumed the additional position of Secretary in August 2003.  Before joining the Company as Assistant General Counsel in December 2000, Mr. Horn was a partner in the Cincinnati-based law firm now known as Frost Brown Todd LLC.

John F. Kaloski was named Executive Vice President and Operating Officer in May 2010.  Mr. Kaloski was named Senior Vice President, Operations in January 2005.  Prior to joining the Company in October 2002, Mr. Kaloski served as a Senior Vice President at National Steel Corporation and held senior management positions at United States Steel Corporation.

Albert E. Ferrara, Jr. was named Senior Vice President, Finance and Chief Financial Officer in May 2010.  Mr. Ferrara was named Vice President-Finance and Chief Financial Officer in November 2003.  Prior to joining the Company in June 2003, Mr. Ferrara was Vice President, Corporate Development, for NS Group, Inc., a tubular products producer, and previously held positions as Senior Vice President and Treasurer with United States Steel Corporation and Vice President, Strategic Planning, at USX Corporation.

Gary T. Barlow was named Vice President, Sales and Customer Service in September 2010.  Mr. Barlow joined the Company in May 2010 as Director, Sales and Customer Service, Carbon Steel.  Prior to joining the Company, Mr. Barlow was President, Northeast Region, for Ryerson Inc., a metals processing and distributing company from October 2007 to July 2009 and Vice President, Carolinas Region, from January 2005 to September 2007.  Mr. Barlow also previously served in several auditing and financial service capacities at Bank of America.

Keith J. Howell was named Vice President, Carbon Steel Operations, in May 2010.  Mr. Howell was named Director, Engineering and Raw Materials, in March 2009.  He was named General Manager, Butler Works, in August 2005.  Prior to that, Mr. Howell served in a variety of other capacities since joining the Company in 1997, including General Manager, Middletown Works, General Manager, Ashland Works, Manager, Aluminized, and Manager, Steelmaking, at Middletown Works.

Roger K. Newport was named Vice President, Business Planning and Development, in May 2010.  Mr. Newport was named Controller and Chief Accounting Officer in July 2004 and Controller in September 2001.  Prior to that, Mr. Newport served in a variety of other capacities since joining the Company in 1985, including Assistant Treasurer, Investor Relations, Manager-Financial Planning and Analysis, Product Manager, Senior Product Specialist and Senior Auditor.

Kirk W. Reich was named Vice President, Specialty Steel Operations, in May 2010.  Mr. Reich was named General Manager, Middletown Works, in October 2006.  Prior to that, Mr. Reich served in a variety of other capacities since joining the Company in 1989 including Manager, Mobile Maintenance/Maintenance Technology, General Manager, Mansfield Works, Manager, Processing and Shipping, Technical Manager, Process Manager and Civil Engineer.

Lawrence F. Zizzo, Jr. was named Vice President, Human Resources, in January 2004 upon joining the Company.  Before joining the Company, Mr. Zizzo was Vice President, Human Resources, at National Steel Corporation.

Available Information

The Company maintains a website at www.aksteel.com.  Information about the Company is available on the website free of charge, including the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.  Information on the Company’s website is not incorporated by reference into this report.

Item 1A.	Risk Factors.

The Company cautions readers that its business activities involve risks and uncertainties that could cause actual results to differ materially from those currently expected by the Company.  The most significant of those risks are:

•
Risk of reduced selling prices and shipments associated with a cyclical industry and weakened economy. Historically, the steel industry has been a cyclical industry. The recovery from the dramatic downturn in the domestic and global economies which began in the fall of 2008 has been slow and uneven across various industries and sectors. The lingering effects of the recession continue to adversely affect demand for AK Steel’s products. Although pricing and shipments have improved compared to the severe recessionary conditions of 2009, net sales have not yet returned to pre-2009 levels. This continued weakness in market conditions has been worsened by an increase in supply to some of the markets served by AK Steel. These conditions may adversely impact AK Steel’s efforts to negotiate higher prices with its contract customers, particularly with respect to electrical steel. At this time, it is impossible to determine when or if the domestic and/or global economies will return to pre-recession levels. Thus there is a risk of continued adverse impact on demand for AK Steel’s products, the prices for those products, and AK Steel’s sales and shipments of those products as a result of the ongoing weakness in the economy. In addition, global economic conditions remain fragile and the possibility remains that the domestic or global economies, or certain industry sectors of those economies that are key to AK Steel’s sales, may not recover as quickly as anticipated, or could deteriorate, which likely would result in a corresponding fall in demand for AK Steel’s products and negatively impact AK Steel’s business, financial results and cash flows.

•
Risk of changes in the cost of raw materials and energy.  The price which AK Steel pays for energy and key raw materials, such as iron ore, coal, natural gas and scrap, can fluctuate significantly based on market factors. The prices at which AK Steel sells steel will not necessarily change in tandem with changes in its raw material and energy costs. A portion of AK Steel’s shipments are in the spot market, and pricing for these products fluctuates based on prevailing market conditions.  The remainder of AK Steel’s shipments are pursuant to contracts typically having durations of six months or more.  A portion of those contracts contain fixed prices that do not allow AK Steel to pass through changes in the event of increases or decreases in raw material and energy costs. However, a significant majority of AK Steel’s shipments to contract customers are pursuant to contracts with variable-pricing mechanisms that allow AK Steel to adjust the price or to impose a surcharge based upon changes in certain raw material and energy costs. Those adjustments, however, do not always reflect all of AK Steel’s underlying raw material and energy cost changes. The scope of the adjustment may be limited by the terms of the negotiated language or by the timing of when the adjustment is effective relative to a cost increase. For shipments made to the spot market, market conditions or timing of sales may not allow AK Steel to recover the full amount of an increase in raw material or energy costs. As a result of the factors set forth above with respect to spot market sales and contract sales, AK Steel is not always able to recover though the price of its steel the full amount of cost increases associated with its purchase of energy or key raw materials. In such circumstances a significant increase in raw material or energy costs likely would adversely impact AK Steel’s financial results and cash flows. The impact of this risk is particularly significant with respect to iron ore because of the volume used by AK Steel’s operations and the associated costs. The exposure of the Company to the risk of price increases with respect to iron ore and coal has been reduced by virtue of its recent investments in an iron ore joint venture and in the acquisition of coal reserves. These investments are expected over time to enable the Company to acquire approximately one half of its annual iron ore and coal needs at prices that are less exposed to market fluctuations and are below current market prices, but there is a risk that the volume of iron ore and coal acquired by the Company through these investments will be less than that. To the extent that the Company must acquire its iron ore and coal at market prices, the overall trend of these prices remains high in comparison to historical prices. Going forward, cost increases could be significant again with respect to iron ore and coal, as well as certain other raw materials, such as scrap. The impact of significant fluctuations in the price AK Steel pays for its raw materials can be exacerbated by AK Steel’s “last in, first out” (“LIFO”) method for valuing inventories when there are significant changes in the cost of raw materials or energy or in AK Steel's raw material inventory levels as well as AK Steel’s finished and semi-finished inventory levels. The impact of LIFO accounting may be particularly significant with respect to period-to-period comparisons.

•	Risk of severe financial hardship or bankruptcy of one or more of the Company’s major customers. Many, if not most,

of the Company’s customers have shared the financial and operational challenges faced by the Company during the severe recession that began in late 2008 and the measured and uneven economic domestic and global recovery that has followed.  For example, with respect to the Company’s customers in the automotive industry, although total light vehicle sales in the United States rose in 2011 as compared to 2010, the domestic automotive industry continues to experience significantly reduced light vehicle sales compared to recent historical levels.  In the event of a significant weakening of economic conditions, whether as a result of secular or cyclical issues, it could lead to financial difficulties or even bankruptcy filings by customers of AK Steel. AK Steel could be adversely impacted by such financial hardships or bankruptcies. The nature of that impact most likely would be lost sales or losses associated with the potential inability to collect all outstanding accounts receivables. Such an event could negatively impact AK Steel’s financial results and cash flows.

•
Risk of reduced demand in key product markets.  The automotive and housing markets are important elements of AK Steel’s business. Though conditions have improved since the severe economic downturn that started in the fall of 2008, particularly with respect to the automotive market, both markets continue to be significantly depressed compared to pre-recession levels. If demand from one or more of AK Steel’s major automotive customers were to be reduced significantly as a result of a renewed severe economic downturn or other causes, it likely would negatively affect AK Steel’s sales, financial results and cash flows. Similarly, if demand for AK Steel’s products sold to the housing market were to be further reduced significantly, it could negatively affect AK Steel’s sales, financial results and cash flows.

•
Risk of increased global steel production and imports.  Actions by AK Steel’s foreign or domestic competitors to increase production in and/or exports to the United States could result in an increased supply of steel in the United States, which could result in lower prices for and shipments of AK Steel’s products and negatively impact AK Steel’s sales, financial results and cash flows. In fact, significant planned increases in production capacity in the United States have been announced, and in some cases completed, by competitors of AK Steel and new steelmaking and finishing facilities have begun production. In addition, foreign competitors, especially those in China, have substantially increased their production capacity in the last few years, while others have seemingly targeted the U.S. market for imports of certain higher value products, including electrical steels. These and other factors have contributed to a high level of imports of foreign steel into the United States in recent years and create a risk of even greater levels of imports, depending upon foreign market and economic conditions, the value of the U.S. dollar relative to other currencies, and other such variables beyond AK Steel’s control. A significant increase in foreign imports would adversely affect AK Steel’s sales, financial results and cash flows.

•
Risks of excess inventory of raw materials.  AK Steel has certain raw material supply contracts, particularly with respect to iron ore, which have terms providing for minimum annual purchases, subject to exceptions for force majeure and other circumstances. If AK Steel’s need for a particular raw material is reduced for an extended period significantly below what was projected at the time the applicable contract was entered into, or what was projected at the time an annual nomination was made under that contract, AK Steel could be required to purchase quantities of raw materials, particularly iron ore, which exceed its anticipated annual needs. If that circumstance were to occur, and if AK Steel were not successful in reaching agreement with a particular raw material supplier to reduce the quantity of raw materials it purchases from that supplier, then AK Steel would likely be required to purchase more of a particular raw material in a given year than it needs, negatively impacting its financial results and cash flows. The impact on financial results could be exacerbated by AK Steel’s LIFO method for valuing inventories, which could be affected by changes in AK Steel’s raw material inventory levels, as well as AK Steel’s finished and semi-finished inventory levels. The impact of LIFO accounting may be particularly significant with respect to period-to-period comparisons.

•
Risk of supply chain disruptions or poor quality of raw materials. The Company’s sales, financial results and cash flows could be adversely impacted by transportation, raw material or energy supply disruptions, or poor quality of raw materials, particularly scrap, coal, coke, iron ore, alloys and purchased carbon slabs. Such disruptions or quality issues, whether the result of severe financial hardships or bankruptcies of suppliers, natural disasters or other adverse weather events, or other unforeseen circumstances or events, could reduce production or increase costs at one or more of AK Steel’s plants.

•
Risk of production disruption or reduced production levels.  When business conditions permit, AK Steel operates its facilities at production levels at or near capacity. High levels of production are important to AK Steel’s financial results because they enable AK Steel to spread its fixed costs over a greater number of tons. Production disruptions could be caused by the idling of facilities due to reduced demand, such as resulting from the recent economic downturn. Such production disruptions also could be caused by unanticipated plant outages or equipment failures, particularly under circumstances where AK Steel lacks adequate redundant facilities, such as with respect to its hot mill. In addition, the occurrence of natural disasters, adverse weather conditions, or similar events or circumstances could significantly disrupt AK Steel’s operations, negatively impact the operations of other companies or contractors AK Steel depends upon in its operations, or adversely affect customers or markets to which AK Steel sells its products. Any such significant disruptions or reduced levels of production would adversely affect AK Steel’s sales, financial results and cash flows.

•
Risks associated with the Company’s healthcare obligations.  AK Steel provides healthcare coverage to its active employees and to a significant portion of its retirees, as well as to certain members of their families. AK Steel is self-insured with respect to substantially all of its healthcare coverage. While AK Steel has substantially mitigated its exposure to rising healthcare costs through cost sharing, healthcare cost caps and the establishment of Voluntary Employee Benefit Associations, the cost of providing such healthcare coverage may be greater on a relative basis for AK Steel than for other steel companies against whom AK Steel competes because such competitors either provide a lesser level of benefits, require that their participants pay more for the benefits they receive, or do not provide coverage to as broad a group of participants (e.g., they do not provide retiree healthcare benefits). In addition, existing or new federal healthcare legislation could adversely affect AK Steel’s financial condition through increased costs in the future.

•
Risks associated with the Company’s pension obligations.  AK Steel’s pension trust is currently underfunded to meet its long-term obligations, primarily as a result of below-expectation investment returns in the early years of the prior decade, as well as the dramatic decline in the financial markets that began in late 2008. The extent of underfunding is directly affected by changes in interest rates and asset returns in the securities markets. It also is affected by the rate and age of employee retirements, along with actual experience compared to actuarial projections. These items affect pension plan assets and the calculation of pension obligations and expenses. Such changes could increase the cost to AK Steel of those obligations, which could have a material adverse effect on AK Steel’s results and its ability to meet those obligations. In addition, changes in the law, rules, or governmental regulations with respect to pension funding could also materially and adversely affect the cash flow of AK Steel and its ability to meet its pension obligations. In addition, under the method of accounting used by AK Steel with respect to its pension obligations, AK Steel is required to recognize into its results of operations, as a non-cash “corridor” adjustment, any unrecognized actuarial net gains or losses that exceed 10% of the larger of projected benefit obligations or plan assets. A corridor adjustment, if required after a re-measurement of AK Steel’s pension obligations, historically has been recorded in the fourth quarter of the fiscal year. In past years, corridor adjustments have had a significant negative impact on AK Steel’s financial statements in the year in which a charge was recorded (though the immediate recognition of the charge in that year has the beneficial effect of reducing its impact on future years).

•
Risk of not reaching new labor agreements on a timely basis.  Most of AK Steel’s hourly employees are represented by various labor unions and are covered by collective bargaining agreements with expiration dates between May 2012 and January 2015. Two of those labor contracts expire in 2012. The labor contract with the United Auto Workers, Local 4104, which represents approximately 180 hourly employees at the Company’s Zanesville Works located in Zanesville, Ohio, expires on May 20, 2012. The labor agreement with the United Auto Workers, Local 3303, which represents approximately 1,280 hourly employees at the Company’s Butler Works located in Butler, Pennsylvania, expires on September 30, 2012.  The Company intends to negotiate with these unions in 2012 to reach new, competitive labor agreements in advance of the current respective expiration dates.  The Company cannot predict at this time, however, when new, competitive labor agreements with the unions at the Zanesville Works and Butler Works will be reached or what the impact of such agreements will be on the Company’s operating costs, operating income and cash flow. There is the potential of a work stoppage at these locations in 2012 as their respective collective bargaining agreements expire if the Company and the unions cannot reach a timely agreement in contract negotiations.  If there were to be a work stoppage, it could have a material impact on the Company’s operations, financial results and cash flows. To the extent that the Company has labor contracts with unions at other locations which expire after 2012, a similar risk applies.

•
Risks associated with major litigation, arbitrations, environmental issues and other contingencies.  The Company has described several significant legal and environmental proceedings in Note 9 to the Consolidated Financial Statements in Item 8.  An adverse result in one or more of those proceedings could negatively impact AK Steel’s financial results and cash flows.

•
Risks associated with environmental compliance.  Due to the nature and extent of environmental issues affecting AK Steel’s operations and obligations, changes in application or scope of environmental regulations applicable to AK Steel could have a significant adverse impact. For example, in 2010 the United States Environmental Protection Agency (“EPA”) revised the National Ambient Air Quality Standards (“NAAQS”) for nitrogen oxide, sulfur dioxide and lead and is in the process of revising the NAAQS for certain other matters. Among other things, these new standards effectively mandate states to use emissions modeling rather than monitoring data in making sulfur dioxide recommendations to the EPA on which areas are in or out of attainment with the standard. Although a variety of parties are seeking changes to these new standards, including the mandate to use modeling, if they remain in place, it could require the Company to make significant capital expenditures to ensure compliance and could make it more difficult for the Company to obtain required permits in the future. Other adverse impacts could include, among others, costs for emission allowances, restriction of production, and higher prices for certain raw materials. These and other changes in the application or scope of environmental regulations applicable to AK Steel may adversely affect in a significant manner AK Steel’s operations and financial results and cash flows.

•
Risk associated with regulatory compliance and changes. AK Steel’s business and the business of its customers and suppliers are subject to a wide variety of government oversight and regulation. The regulations promulgated or adopted by various government agencies, and the interpretations and application of such regulations, are dynamic and constantly evolving. To the extent new regulations arise, the application of existing regulations expands, or the interpretation of applicable regulations changes, AK Steel may incur additional costs for compliance, including capital expenditures. AK Steel may also be indirectly affected through regulatory changes impacting its customers or suppliers. Such changes could reduce the competitiveness or even the viability of AK Steel products to AK Steel customers or cause AK Steel suppliers to pass their increased costs of compliance through to AK Steel in the form of higher prices for their goods or services. For example, on February 1, 2012, the United States Department of Energy (“DOE”) proposed revised energy efficiency standards for certain types of electrical distribution transformers which, subject to public comment and possible legal challenges, would become effective starting in January 2016. The manufacturers of these transformers currently use significant quantities of electrical steel in the manufacturing process. Many of these transformer manufacturers are customers of AK Steel. While the new efficiency standards, as proposed, are not expected to have a major impact on such competitiveness, they are subject to public comment before they become final and to legal challenges. It is expected that certain interested parties will advocate that the efficiency standards should be raised from the levels established by the standards currently proposed by the DOE. There thus is a risk that the DOE, on its own or pursuant to court order, may change the currently proposed efficiency standards in a way that could substantially reduce or even eliminate the competitiveness of electrical steel for use in certain electrical distribution transformers. This would result in a decrease in AK Steel’s sales of electrical steel and adversely affect its financial results and cash flows.

•
Risks associated with climate change and greenhouse gas emission limitations. The United States has not ratified the 1997 Kyoto Protocol Treaty (the “Kyoto Protocol”) and AK Steel does not produce steel in a country that has ratified that treaty. Negotiations for a treaty that would succeed the Kyoto Protocol are ongoing and it is not known yet what the terms of that successor treaty ultimately will be or if the United States will ratify it. It is possible, however, that limitations on greenhouse gas emissions may be imposed in the United States at some point in the future through federally-enacted legislation or regulation. The EPA already has issued and/or proposed regulations addressing greenhouse gas emissions, including regulations which will require reporting of greenhouse gas emissions from large sources and suppliers in the United States. Legislation previously has been introduced in the United States Congress aimed at limiting carbon emissions from companies that conduct business that is carbon-intensive. Among other potential material items, such bills could include a proposed system of carbon emission credits issued to certain companies, similar to the European Union’s existing “cap and trade” system. It is impossible at this time, however, to forecast what the final regulations and legislation, if any, will look like and the resulting effects on AK Steel. Depending upon the terms of any such regulations or legislation, however, AK Steel could suffer negative financial impact as a result of increased energy, environmental and other costs in order to comply with the limitations that would be imposed on greenhouse gas emissions. In addition, depending upon whether similar limitations are imposed globally, the regulations and/or legislation could negatively impact AK Steel’s ability to compete with foreign steel companies situated in areas not subject to such limitations. Unless and until all of the terms of such regulation and legislation are known, however, AK Steel cannot reasonably or reliably estimate their impact on its financial condition, operating performance or ability to compete.

•
Risks associated with financial, credit, capital and banking markets.  In the ordinary course of business, AK Steel seeks to access competitive financial, credit, capital and/or banking markets. Currently, AK Steel believes it has adequate access to these markets to meet its reasonably anticipated business needs. AK Steel both provides and receives normal trade financing to and from its customers and suppliers. To the extent access to competitive financial, credit, capital and/or banking markets by AK Steel, or its customers or suppliers, is impaired, AK Steel’s operations, financial results and cash flows could be adversely impacted.

•
Risk associated with the value of the Company’s net deferred tax assets.  U.S. internal revenue laws and regulations and similar state laws applicable to the Company and the rates at which it is taxed have a significant effect on its financial results.  For instance, the Company has recorded net deferred tax assets, including loss carryforwards and tax credit carryforwards, on its Consolidated Balance Sheets to reflect the economic benefit of tax positions that become deductible in future tax periods.  For more detail concerning the Company’s net deferred tax assets, see the discussion in the Critical Accounting Policies section in Item 7 and in Note 4 to the Consolidated Financial Statements in Item 8.  Tax deductions associated with deferred tax assets are recognized at the tax rate that is expected when they will be taken.  Changes in tax laws or rates can materially affect the future deductible amounts related to deferred tax assets.  For example, a reduction in the tax rate would decrease the amount of tax benefit to be realized in the future and result in a charge to the income statement, which has the effect of reducing the Company’s income at the time the tax rate change is enacted.  In addition, the Company has recognized deferred tax assets based on its ability to realize the assets, primarily through the generation of future taxable income. If future taxable income is less than the amounts that have been projected in determining the value of the deferred tax assets, then an increase in the tax valuation allowance could be required, which would necessitate a corresponding charge against income by AK Steel. Thus, though beneficial in the long-run in the form of lower cash taxes, changes in certain tax laws or a reduction in tax rates (such as the reduction in corporate tax rates recently proposed by the Obama Administration), or a reduction in the value of the deferred tax assets because of lower than projected taxable income, could have a short-term material adverse effect on the Company’s financial results and financial condition.

•
Risk of lower quantities or quality of estimated coal reserves of AK Coal. AK Steel has based estimated reserve information of its wholly-owned subsidiary, AK Coal, on engineering, economic and geological data assembled and analyzed by third-party engineers and geologists, with review by and involvement of Company employees. There are numerous uncertainties inherent in estimating quantities and qualities of, and costs to mine, recoverable reserves, including many factors beyond AK Coal’s control. Estimates of economically-recoverable coal reserves necessarily depend upon a number of variables and assumptions, such as geological and mining conditions that may not be fully identified by available exploration data or that may differ from experience in current operations, historical production from the area compared with production from other similar producing areas, the assumed effects of regulation and taxes by governmental agencies and assumptions concerning coal prices, operating costs, development costs and reclamation costs, all of which may vary considerably from actual results. As a result, actual coal tonnage recovered from AK Coal’s properties and the related costs may vary materially from AK Steel’s estimates. In addition, actual or alleged defects in title in or the boundaries of the property that AK Coal owns or its loss of any material leasehold interests could limit or eliminate its ability to mine these properties, which may reduce the estimated reserves controlled by AK Coal or result in significant unanticipated costs incurred in obtaining the property rights to mine such reserves.

•
Risk of increased governmental regulation of mining activities. AK Steel’s ability to realize fully the expected benefits from AK Coal and Magnetation JV could be materially adversely affected by increased governmental regulation of mining and related activities, including difficulties or delays in or their failure to receive, maintain or modify environmental permits required for their operations. With respect to AK Coal, the coal mining industry is subject to numerous and extensive federal, state and local environmental laws and regulations, including laws and regulations pertaining to permitting and licensing requirements, air quality standards, plant and wildlife protection, reclamation and restoration of mining properties, the discharge of materials into the environment, the storage, treatment and disposal of wastes, surface subsidence from underground mining and the effects of mining on groundwater quality and availability. With respect to Magnetation JV, although the construction and operation of its iron ore concentrate plants are considered environmentally friendly and require limited environmental permits, its construction and operation of a proposed iron ore pelletizing plant will be subject to most, if not all, of the federal, state and local environmental laws and regulations previously mentioned in regards to AK Coal. The costs, liabilities and requirements associated with these laws and regulations are significant and may increase the costs of, delay or even preclude the commencement or continuation of, AK Coal’s mining activities and Magnetation JV’s proposed pellet plant operations.

•
Risk of inability to hire or retain skilled labor and experienced manufacturing and mining managers. Modern steel-making and mining uses specialized techniques and advanced equipment and requires experienced managers and skilled laborers. The manufacturing and mining industries in the United States are in the midst of a shortage of experienced managers and skilled labor. This shortage is due in large part to demographic changes, as such laborers and managers are retiring at a faster rate than replacements are entering the workforce or achieving a comparable level of experience. If AK Steel or AK Coal is unable to hire or contract sufficient experienced managers and skilled laborers, there could be an adverse impact on the productivity of these operations and the ultimate benefits to AK Steel. For example, although AK Coal has hired a senior executive with substantial coal mining experience to oversee its operations, additional experienced managers and labor will be necessary, whether through hiring employees or through third party contractors, prior to commencing mining operations in earnest.

While the previously listed items represent the most significant risks to the Company, the Company regularly monitors and reports risks to Management and the Board of Directors by means of a formal Total Enterprise Risk Management program.

Item 1B.	Unresolved Staff Comments.

The Company has no unresolved Securities and Exchange Commission staff comments.

Item 2.	Properties.

The Company leases a building in West Chester, Ohio, for use as its corporate headquarters.  The initial term of the lease for the building expires in 2019 and there are two five-year options to extend the lease.  The Company owns its research building located in Middletown, Ohio.  Steelmaking, finishing and tubing operations are conducted at nine facilities located in Indiana, Kentucky, Ohio and Pennsylvania. All of these facilities are owned by the Company, either directly or through wholly-owned subsidiaries.

Middletown Works is located in Middletown, Ohio, and consists of a coke facility, blast furnace, basic oxygen furnaces and continuous caster for the production of carbon steel.  Also located at the Middletown site are a hot rolling mill, cold rolling mill, two pickling lines, four annealing facilities, two temper mills and three coating lines for finishing the product.

Ashland Works is located in Ashland, Kentucky, and consists of a blast furnace, basic oxygen furnaces and continuous caster for the production of carbon steel.  A coating line at Ashland also helps to complete the finishing operation of material processed at the Middletown plant.

Rockport Works is located near Rockport, Indiana, and consists of a continuous cold rolling mill, a continuous hot-dip galvanizing and galvannealing line, a continuous carbon and stainless steel pickling line, a continuous stainless steel annealing and pickling line, hydrogen annealing facilities and a temper mill.

Butler Works is situated in Butler, Pennsylvania, and produces stainless, electrical and carbon steel.  Melting takes place in a new, highly-efficient electric arc furnace that feeds an argon-oxygen decarburization unit for the specialty steels. A new ladle metallurgy furnace feeds two double-strand continuous casters.  The Butler Works also includes a hot rolling mill, annealing and pickling units and two fully automated tandem cold rolling mills. It also has various intermediate and finishing operations for both stainless and electrical steels.

Coshocton Works is located in Coshocton, Ohio, and consists of a stainless steel finishing plant containing two Sendzimer mills and two Z-high mills for cold reduction, four annealing and pickling lines, nine bell annealing furnaces, four hydrogen annealing furnaces, two bright annealing lines and other processing equipment, including temper rolling, slitting and packaging facilities.

Mansfield Works is located in Mansfield, Ohio, and produces stainless steel. Operations include a melt shop with two electric arc furnaces, an argon-oxygen decarburization unit, a thin-slab continuous caster and a six-stand hot rolling mill.

Zanesville Works is located in Zanesville, Ohio, and consists of a finishing plant for some of the stainless and electrical steel produced at Butler Works and Mansfield Works and has a Sendzimer cold rolling mill, annealing and pickling lines, high temperature box anneal and other decarburization and coating units.

AK Tube, a Company subsidiary, has a plant in Walbridge, Ohio, which operates six electric resistance weld tube mills and two slitters.  AK Tube also has a plant in Columbus, Indiana, which operates eight electric resistance weld and two laser weld tube mills.

AK Coal, another Company subsidiary, controls, through ownership and lease, metallurgical coal reserves in Somerset County, Pennsylvania. The Company currently estimates that AK Coal owns or leases existing proven and probable coal reserves of over 20 million tons of low-volatile metallurgical coal. At the present time, AK Coal leases approximately 5 million tons of its estimated reserves to third-party miners and collects royalties from their production. The balance of the coal reserves is not currently being mined.

Item 3.	Legal Proceedings.

Information with respect to this item may be found in Note 9 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

AK Holding’s common stock has been listed on the New York Stock Exchange since April 5, 1995 (symbol: AKS).  The table below sets forth, for the calendar quarters indicated, the reported high and low sales prices of the common stock:

	2011		2010
	High	Low	High	Low
First Quarter	$17.88	$14.00	$26.75	$19.22
Second Quarter	17.07	13.79	25.12	11.84
Third Quarter	16.75	6.50	15.70	11.34
Fourth Quarter	9.35	5.51	16.85	12.08

As of February 23, 2012, there were 110,633,660 shares of common stock outstanding and held of record by 4,647 stockholders.  The closing stock price on February 23, 2012 was $8.05 per share.  Because depositories, brokers and other nominees held many of these shares, the number of record holders is not representative of the number of beneficial holders.

Since March 2008, the Company has established a dividend policy of the payment of a quarterly common stock dividend at the rate of $0.05 per share. The Company’s Credit Facility contains certain restrictive covenants with respect to the Company’s payment of dividends. Under these covenants, dividends are permitted providing (i) availability exceeds $247.5 or (ii) availability exceeds $192.5 and the Company meets a fixed charge coverage ratio of one to one as of the most recently ended fiscal quarter. If the Company cannot meet either of these thresholds, dividends would be limited to $12.0 annually. Currently, the availability under the Credit Facility significantly exceeds $247.5. Accordingly, there currently are no covenant restrictions on the Company’s ability to declare and pay a dividend to its stockholders. Cash dividends paid in 2011 and 2010 by the Company to its shareholders were determined to be a return of capital under the United States Internal Revenue Code.

Information concerning the amount and frequency of dividends declared and paid in 2011 and 2010 is as follows:

2011 COMMON STOCK DIVIDENDS

Record Date	Payment Date	Per Share
February 11, 2011	March 10, 2011	$0.05
May 13, 2011	June 10, 2011	0.05
August 15, 2011	September 9, 2011	0.05
November 15, 2011	December 9, 2011	0.05
		$0.20

2010 COMMON STOCK DIVIDENDS

Record Date	Payment Date	Per Share
February 12, 2010	March 10, 2010	$0.05
May 14, 2010	June 10, 2010	0.05
August 13, 2010	September 10, 2010	0.05
November 12, 2010	December 10, 2010	0.05
		$0.20

On January 24, 2012, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock, payable on March 9, 2012, to shareholders of record on February 10, 2012.

There were no unregistered sales of equity securities in the quarter or year ended December 31, 2011.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
October 2011	2,428	$6.52	—
November 2011	—	—	—
December 2011	—	—	—
Total	2,428	6.52	—	$125.6

(1)
During the quarter, the Company repurchased 2,428 shares of common stock owned by participants in its restricted stock awards program under the terms of the AK Steel Holding Corporation Stock Incentive Plan.  In order to satisfy the requirement that an amount be withheld that is sufficient to pay federal, state and local taxes due upon the vesting of the restricted stock, employees are permitted to have the Company withhold shares having a fair market value equal to the minimum statutory withholding rate which could be imposed on the transaction.  The Company repurchases the withheld shares at the quoted average of the reported high and low sales prices on the day the shares are withheld.

(2)
In October 2008, the Board of Directors authorized the Company to repurchase, from time to time, up to $150.0 of its outstanding equity securities.  There is no expiration date specified in the Board of Directors’ authorization.

The following graph compares cumulative total stockholder return on the Company’s common stock for the five-year period from January 1, 2007 through December 31, 2011, with the cumulative total return for the same period of (i) the Standard & Poor’s 500 Stock Index and (ii) Standard & Poor’s 500 Metals & Mining Index.  The S&P 500 Metals & Mining Index is made up of Alcoa Inc., Allegheny Technologies Inc., Cliffs Natural Resources, Inc., Freeport-McMoRan Copper & Gold Inc., Newmont Mining Corporation, Nucor Corporation, Titanium Metals Corporation and United States Steel Corporation.  These comparisons assume an investment of $100 at the commencement of the period and reinvestment of dividends.

Cumulative Total Returns
January 1, 2007 through December 31, 2011
(Value of $100 invested on January 1, 2007)

Item 6.	Selected Financial Data.

The following selected historical consolidated financial data for each of the five years in the period ended December 31, 2011 have been derived from the audited Consolidated Financial Statements. The selected historical consolidated financial data presented herein are qualified in their entirety by, and should be read in conjunction with, the Consolidated Financial Statements set forth in Item 8 and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7.

	2011	2010	2009	2008	2007
	(dollars in millions, except per share and per ton data)
Statement of Operations Data:
Net sales	$6,468.0	$5,968.3	$4,076.8	$7,644.3	$7,003.0
Operating profit (loss) (a)(b)	(201.3)	(133.9)	(70.1)	28.0	624.4
Net income (loss) attributable to AK Steel Holding Corporation	(155.6)	(128.9)	(74.6)	4.0	387.7
Basic earnings per share	(1.41)	(1.17)	(0.68)	0.04	3.50
Diluted earnings per share	(1.41)	(1.17)	(0.68)	0.04	3.46
Other Data:
Cash dividends declared per common share	$0.20	$0.20	$0.20	$0.20	$—
Total shipments (in thousands of tons)	5,698.8	5,660.9	3,935.5	5,866.0	6,478.7
Selling price per ton	$1,131	$1,054	$1,036	$1,303	$1,081

	2011	2010	2009	2008	2007
	(dollars in millions)
Balance Sheet Data:
Cash and cash equivalents	$42.0	$216.8	$461.7	$562.7	$713.6
Working capital	137.3	559.6	889.4	1,268.6	1,453.9
Total assets	4,449.9	4,188.6	4,274.7	4,682.0	5,197.4
Current portion of long-term debt	0.7	0.7	0.7	0.7	12.7
Long-term debt (excluding current portion)	650.0	650.6	605.8	632.6	652.7
Current portion of pension and other postretirement benefit obligations	130.0	145.7	144.1	152.4	158.0
Pension and other postretirement benefit obligations (excluding current portion)	1,744.8	1,706.0	1,856.2	2,144.2	2,537.2
Total stockholders’ equity	377.2	641.1	880.1	970.7	877.3

(a)
In 2010, the Company recorded $63.7 related to the announced shutdown of the Company’s Ashland coke plant and $9.1 related to the Butler Retiree Settlement. For more information on the Butler Retiree Settlement, see Note 6 to the Consolidated Financial Statements.

(b)
Under its method of accounting for pensions and other postretirement benefits, the Company recorded a non-cash pension corridor charge in 2011 of $268.1 and in 2008 of $660.1.  Included in 2008 is a curtailment charge of $39.4 associated with a benefit cap imposed on a defined benefit pension plan for salaried employees.  Included in 2007 are curtailment charges of $15.1 and $24.7 associated with new labor agreements at the Company’s Mansfield Works and Middletown Works, respectively.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operations Overview

The Company’s operations consist primarily of seven steelmaking and finishing plants that produce flat-rolled carbon steels, including premium-quality coated, cold-rolled and hot-rolled products, and specialty stainless and electrical steels that are sold in sheet and strip form.  These products are sold to the automotive, infrastructure and manufacturing, and distributors and converters markets.  The Company sells its carbon products principally to domestic customers.  The Company’s electrical and stainless steel products are sold both domestically and internationally.  The Company’s operations also include two plants operated by AK Tube where flat-rolled carbon and stainless steel is further finished into welded steel tubing, European trading companies that buy and sell steel and steel products and other materials, a 49.9% equity interest in Magnetation JV, which produces iron ore concentrate from previously mined ore reserves, and AK Coal, which controls metallurgical coal reserves in Pennsylvania.

Safety, quality and productivity are the focal points of AK Steel’s operations and the hallmarks of its success.  In 2011, the Company experienced another year of outstanding safety performance and continued to lead the steel industry in OSHA recordable safety performance by a wide margin. Leading the way was the Company’s Zanesville Works, which did not experience a single OSHA recordable case in 2011.  Several of the Company’s plants received safety awards in 2011.  The Company’s Coshocton Works was honored in 2011 by the Ohio Bureau of Workers Compensation with three awards for its safety performance in 2010.  The Company’s Zanesville Works received two awards in 2011 from the Ohio Bureau of Workers Compensation for its 2010 safety performance.  AK Tube’s Columbus and Walbridge plants were recognized in 2011 for their outstanding safety performances in 2010 by the Fabricators & Manufacturers Association, International. Moreover, in 2011 the Company’s Ashland, Kentucky and Middletown, Ohio coke plants both received the Max Eward Safety Award from the American Coke and Coal Chemicals Institute, recognizing them for operating the safest cokemaking facilities in the United States in 2010.

In terms of quality, the Company again performed extraordinarily well, experiencing one of the best years in its history.  The Company’s rates of internal rejections and retreated products were at record low levels at many of its plants, beating the previous records set the prior year.  The Company continued to be recognized by Jacobson and Associates, based upon an independent customer survey, for being best among its most direct competitors in quality, service, on-time delivery and overall customer satisfaction for carbon steels and quality, service and overall customer satisfaction for specialty steels.  The Company also received “Supplier of the Year” awards from three of its customers.

With respect to productivity, the Company set new yield records at numerous operating units and plant locations in 2011. But the Company’s average capacity utilization across all of its plants remained relatively flat compared to 2010, declining slightly to 81% in 2011 from 84% in 2010.  During 2011, however, the Company set the stage for improved productivity by completing the installation and start up of a new state-of-the-art electric arc furnace, a ladle metallurgy furnace and additional electrical steel finishing equipment at its Butler Works plant. The new electric arc furnace installed at Butler Works is expected to be capable of producing approximately 40% more steel than the three 1960s-vintage electric arc furnaces which it replaced. In June 2011, the Company received an award for the “Best Operational Improvement” in 2011 from the American Metal Market, a leading industry publication, recognizing the Company for Butler Works and Zanesville Works capital investments.

2011 Financial Results Overview

The Company faced challenging times throughout 2011 as it and the entire steel industry continued to be adversely impacted by the effects of the domestic and global recession that began in late 2008.  Although there was some improvement in early 2011, overall demand for steel products remained soft and constrained prices in 2011.  Despite that softness in steel product demand, the prices for certain of the raw materials used to make steel, especially iron ore, increased substantially in early 2011, driven in large part by Chinese steel companies’ demand for such raw materials to support continued strong steel production in China, before declining in the second half of 2011.  The Company was adversely affected by these increases in raw material costs. The Company also faced increased competition from foreign-based and domestic steel producers who expanded or restarted shutdown steel production and/or finishing facilities in the United States.

Although sales improved in 2011 versus 2010, the lingering effects of the recession on each of the Company’s markets continued to have a negative effect on shipments and average selling prices in virtually every product category for the Company, particularly in the second half of the year. The Company reported shipments in 2011 of approximately 5.7 million tons, which was a slight increase over shipments in 2010.  The Company reported revenues in 2011 of approximately $6.5 billion, which was an increase of approximately $499.7, or approximately 8%, over 2010 revenues.

Because the automotive market continues to be an important element of the Company’s business, North American light vehicle production levels directly affect the Company’s total sales and shipments. In 2011, the North American automotive industry continued a recovery that began in 2010 from the economic recession. That improvement in the automotive market had a positive impact on the Company’s sales and shipments in 2011, but light vehicle production levels in 2011 were still well below pre-recession levels.

The housing industry also continues to be important to the Company’s business. Unlike the automotive sector, the housing industry struggled in 2011 to make any noticeable improvement and continues to be severely impacted by the recession and its after-effects.  Housing starts in the United States in 2011 remained near historically low levels for the third consecutive year compared to pre-recession levels.  The housing slowdown adversely affected production by manufacturers of power transmission and distribution transformers, to which the Company sells its electrical steels, and production by the manufacturers of appliances, to which the Company sells its stainless steels.  To the extent that domestic housing starts remain at a very low level, it is likely that the Company’s electrical and stainless steel sales and shipments will continue to be negatively affected.

The Company achieved both operating profit and net income attributable to AK Steel Holding Corporation in the first half of 2011, but for the full year the Company reported an operating loss of $201.3 and a net loss attributable to AK Steel Holding Corporation of $155.6, or $1.41 per diluted share. The principal reason for the annual loss was the pension corridor charge explained below. In addition, however, the Company could not overcome the negative effect on the second half of 2011 of the decline in underlying customer demand for value-added steel and the increased costs of raw materials carried over from the first half of the year.

The operating and net results noted above included a non-cash pre-tax pension corridor charge of $268.1 for 2011. Excluding this charge, the Company would have reported an adjusted operating profit for 2011 of $66.8, or $12 per ton, and adjusted net income of $10.3, or $0.09 per diluted share.  The Company reported an operating loss in 2010 of $133.9, or $24 per ton, and a net loss attributable to AK Steel Holding Corporation in 2010 of $128.9, or $1.17 per diluted share.  Reconciliations for the non-GAAP financial measures presented in this paragraph are provided in the Non-GAAP Financial Measures section.

In April 2011, AK Steel entered into a new five-year, $1.0 billion asset-backed revolving credit facility (“Credit Facility”) with a group of lenders. In October 2011, AK Steel exercised a portion of the “accordion” feature of the Credit Facility and increased its total credit limit under the Credit Facility to $1.1 billion. The Credit Facility, which is secured by most of the Company’s product inventory and accounts receivable, expires in April 2016. Availability under the Credit Facility can fluctuate monthly based on the varying levels of eligible collateral.  The Company’s eligible collateral, after application of applicable advance rates, was $922.3 as of December 31, 2011. As a result of borrowings under the Credit Facility and effective cash management throughout the year, the Company had cash of $42.0 at the end of 2011.  That cash position, along with $516.7 of availability under the Credit Facility, resulted in total liquidity of $558.7 as of December 31, 2011.

On October 4, 2011, the Company acquired a 49.9% equity interest in Magnetation JV, a joint venture that produces iron ore concentrate. In a separate transaction on the same day, the Company also acquired all of the stock of a company now known as AK Coal, which controls, through ownership or lease, the rights to significant reserves of low-volatile metallurgical coal in Somerset County, Pennsylvania. These investments represent significant steps toward achieving the Company’s top strategic initiative of vertically integrating the business through increased ownership of some of its key steelmaking raw materials.

2011 Compared to 2010

Shipments

Steel shipments in 2011 were 5,698,800 tons, compared to 5,660,900 tons in 2010.  Although overall shipments increased slightly in 2011 compared to 2010, a decline in demand during the second half of 2011 resulted in a reduction in value-added shipments for the full year.  As a result, the Company’s value-added shipments as a percent of total volume shipped declined to 82.1% in 2011 compared to 84.6% in 2010.  The decline in shipments of coated and cold-rolled steel products was offset by an increase in hot-rolled steel products, resulting in the year-over-year slight increase in total shipments.  Tons shipped by product category for 2011 and 2010, with percent of total shipments, were as follows:

	2011		2010
Value-added Shipments	(tons in thousands)
Stainless/electrical	900.3	15.8%	866.0	15.3%
Coated	2,441.5	42.9%	2,558.4	45.2%
Cold-rolled	1,204.1	21.1%	1,241.2	21.9%
Tubular	130.1	2.3%	123.8	2.2%
Subtotal value-added shipments	4,676.0	82.1%	4,789.4	84.6%
Non Value-added Shipments
Hot-rolled	873.5	15.3%	706.3	12.5%
Secondary	149.3	2.6%	165.2	2.9%
Subtotal non value-added shipments	1,022.8	17.9%	871.5	15.4%

Total shipments	5,698.8	100.0%	5,660.9	100.0%

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8.

Net Sales

Net sales in 2011 were $6,468.0, up 8% from net sales of $5,968.3 in 2010.  The increase resulted primarily from higher selling prices in 2011 compared to 2010.  The average selling price was $1,131 per net ton in 2011, an increase of 7% compared to $1,054 per net ton in 2010.  The Company has variable-pricing mechanisms with most of its contract customers, under which a portion of both rising and falling commodity costs are passed through to the customer during the life of the contract.  The Company had such variable-pricing mechanisms with respect to approximately 93% of its contract shipments in 2011 compared to 89% in 2010.  In 2011, the Company experienced a significant increase in its raw material costs.  In addition, the majority of the variable-pricing mechanisms for carbon sales were changed from annual adjustments in 2010 to quarterly adjustments in 2011. As a consequence, surcharges to customers were increased, contributing to both the higher average selling price and the higher net sales for the year.

Net sales to customers outside the United States were $946.4, or 15% of total sales, for 2011, compared to $823.3, or 14% of total sales, for 2010.  A substantial majority of the revenue from sales outside of the United States is associated with electrical and stainless steel products.

The following table sets forth the percentage of the Company’s net sales attributable to each of its markets:

Market	2011	2010
Automotive	36%	36%
Infrastructure and Manufacturing	24%	25%
Distributors and Converters	40%	39%

Operating Costs

Costs of products sold in 2011 and 2010 were $6,036.8 and $5,643.2, respectively.  Cost of products sold for 2011 were higher as a result of increased raw material costs, in particular for iron ore.  This increase in raw material costs was offset in part by a reduction in the Company’s LIFO charge, year over year. The Company recorded a LIFO charge of $9.8 in 2011 compared to $109.0 in 2010.  Costs in 2010 included the one-time, non-recurring charges of $63.7 for the Ashland coke plant shutdown and $9.1 associated with the Butler Retiree Settlement.

Selling and Administrative Expense

The Company’s selling and administrative expense increased to $215.4 in 2011 from $204.0 in 2010.  The increase was due primarily to additional costs incurred by SunCoke Middletown of $5.9 as a result of its start-up in the fourth quarter of 2011, and increased compensation costs.

Depreciation Expense

Depreciation expense declined to $185.0 in 2011 from $197.1 in 2010, due to existing older assets becoming fully depreciated and as a result of the shutdown of the Ashland coke plant in 2011, partially offset by the depreciation related to major capital projects at the Butler plant that were substantially completed during the second quarter of 2011. Depreciation expense is expected to increase slightly in 2012 as a result of the start-up of the SunCoke Middletown plant in the fourth quarter of 2011.

Pension and Other Postretirement Employee Benefit Charges

The Company recorded a pension and OPEB credit of $36.0 in 2011 compared to $14.9 in 2010. The increase in the credit in 2011 was largely a result of a decrease in the interest cost on the obligations and an increase in the expected investment return on a higher amount of plan assets at the beginning of each year.

The Company recognizes into its results of operations, as a non-cash “corridor” adjustment, any unrecognized actuarial net gains or losses that exceed 10% of the larger of projected benefit obligations or plan assets.  Amounts inside this 10% corridor are amortized over the plan participants’ life expectancy.  Actuarial net gains and losses occur when actual experience differs from any of the many assumptions used to value the benefit plans, or when the assumptions change, as they may each year when a valuation is performed.  The effect of prevailing interest rates on the discount rate used to value projected plan obligations as of the December 31 measurement date and actual return on plan assets compared to the expected return are two of the more important factors used to determine the Company’s year-end liability, corridor adjustment and subsequent year’s expense for these benefit plans.  Under the Company’s method of accounting for pension and other postretirement benefit plans, it incurred a pre-tax pension corridor charge of $268.1 in 2011, but did not incur a corridor adjustment in 2010.

Operating Profit (Loss) and Adjusted Operating Profit (Loss)

The Company reported an operating loss for 2011 of $201.3, compared to an operating loss of $133.9 for 2010. Included in the 2011 amount was a pre-tax pension corridor charge of $268.1. Annual results for 2010 included two pre-tax charges which are described above in Operating Costs.  The exclusion of these charges for 2011 and 2010 would have resulted in an adjusted operating profit of $66.8 in 2011 compared to an adjusted operating loss of $61.1 in 2010.  Exclusion of the pre-tax charges from the operating results is presented in order to clarify the effects of those charges on the Company’s operating results and to reflect more clearly the operating performance of the Company on a comparative basis for 2011 and 2010.

Interest Expense

The Company’s interest expense for 2011 was $47.5, which was higher than interest expense for 2010 of $33.0.  The net increase over the comparable periods in 2010 was related to an increase in borrowings under the revolving credit agreement in 2011 and interest on the additional long-term debt issued in 2010, as well as the effect of higher capitalized interest credits during 2010. The capitalized interest was primarily related to the major capital projects at the Butler plant that were substantially completed during the second quarter of 2011.

Other Income (Expense)

The Company reported other expense of $5.3 for 2011 and $7.6 for 2010.  Other income (expense) is primarily related to foreign exchange gains and losses.  In addition, in 2010 there was a loss of $1.5 on the retirement of debt.

Income Taxes

In 2011, the Company had an income tax benefit of $94.0 compared to $43.8 in 2010. Included in each year were charges for tax law changes, consisting of $2.0 in 2011 for state tax law changes and $25.3 in 2010 for changes under federal healthcare legislation related to Medicare Part D reimbursements. The remainder of the change in tax benefit was primarily due to a higher pre-tax loss in 2011.

Net Income (Loss) Attributable to AK Steel Holding Corporation

The Company’s net loss attributable to AK Steel Holding Corporation in 2011 was $155.6, or $1.41 per diluted share, compared to $128.9, or $1.17 per diluted share, in 2010. The net loss in 2011 included a pretax pension corridor charge of $268.1. The net loss in 2010 included a pretax charge of $63.7 for the announced shutdown of the Ashland coke plant and a $9.1 pretax charge taken in connection with the Butler Retiree Settlement.  Also, in 2010 the Company recorded the $25.3 income tax charge noted above related to a reduction in the value of the Company’s deferred tax asset as a result of a change to the tax treatment associated with Medicare Part D reimbursements. The exclusion of these charges in 2011 and 2010 would have resulted in adjusted net income attributable to AK Steel Holding Corporation in 2011 of $10.3, or $0.09 per diluted share, compared to adjusted net loss attributable to AK Steel Holding Corporation in 2010 of $59.8, or $0.54 per diluted share.

Non-GAAP Financial Measures

In certain of its disclosures in this filing, the Company has adjusted its operating profit (loss) and net income (loss) to exclude a pension corridor accounting charge, Ashland coke plant shutdown charges, Butler Retiree Settlement costs and healthcare tax law change. The Company has made these adjustments because Management believes that it enhances the understanding of the Company's financial results. Management believes that reporting adjusted operating profit (loss) and adjusted net income (loss) attributable to AK Steel Holding Corporation (as a total and on a per ton or per share basis) with these items excluded more clearly reflects the Company’s current operating results and provides investors with a better understanding of the Company’s overall financial performance.  In addition, the adjusted results, although not financial measures under generally accepted accounting principles (“GAAP”), facilitate the ability to compare the Company’s financial results to those of its competitors and to the Company’s prior financial performance by excluding items which otherwise would distort the comparison.  For example, the Company believes that the corridor method of accounting for pension and other postretirement obligations is rarely used by other publicly traded companies. In addition, although the corridor charge reduces reported operating and net income, it is a non-cash charge. With respect to the Ashland coke plant shutdown charges and the Butler Retiree Settlement costs, these are one-time charges that do not relate to the normal operations of the Company.  With respect to the healthcare tax law change, this was a one-time charge caused by the enactment of federal laws reducing the tax benefits of future medical benefits for retirees and is unrelated to normal and ongoing operations. Management views the reported results of adjusted operating profit (loss) and adjusted net income (loss) attributable to AK Steel Holding Corporation as important operating performance measures and believes that the GAAP financial measure most directly comparable to them are operating profit (loss) and net income (loss) attributable to AK Steel Holding Corporation.  Adjusted operating profit (loss) and adjusted net income (loss) attributable to AK Steel Holding Corporation are used by Management as supplemental financial measures to evaluate the performance of the business.  Management believes that the non-GAAP measures, when analyzed in conjunction with the Company’s GAAP results and the accompanying reconciliations, provide additional insight into the financial trends of the Company’s business versus the GAAP results alone.  Neither current shareholders nor potential investors in the Company’s securities should rely on adjusted operating profit (loss) and adjusted net income (loss) attributable to AK Steel Holding Corporation as a substitute for any GAAP financial measure and the Company encourages investors and potential investors to review the reconciliations of adjusted operating profit (loss) and adjusted net income (loss) attributable to AK Steel Holding Corporation to the comparable GAAP financial measures.

The following tables reflect the reconciliation of non-GAAP financial measures for the full year 2011 and 2010 results (dollars in millions, except per ton data):

Reconciliation to Operating Profit (Loss)

	2011	2010
Adjusted operating profit (loss)	$66.8	$(61.1)
Pension corridor charge	(268.1)	—
Ashland coke plant shutdown charges	—	(63.7)
Butler Retiree Settlement costs	—	(9.1)
Operating profit (loss)	$(201.3)	$(133.9)

Reconciliation to Operating Profit (Loss) per Ton

	2011	2010
Adjusted operating profit (loss) per ton	$12	$(11)
Pension corridor charge	(47)	—
Ashland coke plant shutdown charges	—	(11)
Butler Retiree Settlement costs	—	(2)
Operating profit (loss) per ton	$(35)	$(24)

Reconciliation to Net Income (Loss) Attributable to AK Steel Holding Corporation

	2011	2010
Adjusted net income (loss) attributable to AK Steel Holding Corporation	$10.3	$(59.8)
Pension corridor charge ($268.1 less tax of $102.2)	(165.9)	—
Ashland coke plant shutdown charges ($63.7 less tax of $25.4)	—	(38.3)
Butler Retiree Settlement costs ($9.1 less tax of $3.6)	—	(5.5)
Healthcare tax law change	—	(25.3)
Net income (loss) attributable to AK Steel Holding Corporation, as reported	$(155.6)	$(128.9)

Reconciliation to Basic and Diluted Earnings (Losses) per Share

	2011	2010
Adjusted basic and diluted earnings (losses) per share	$0.09	$(0.54)
Pension corridor charge	(1.50)	—
Ashland coke plant shutdown charges	—	(0.35)
Butler Retiree Settlement costs	—	(0.05)
Healthcare tax law change	—	(0.23)
Basic and diluted earnings (losses) per share, as reported	$(1.41)	$(1.17)

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

	2010		2009
Value-added Shipments	(tons in thousands)
Stainless/electrical	866.0	15.3%	670.0	17.0%
Coated	2,558.4	45.2%	1,791.6	45.5%
Cold-rolled	1,241.2	21.9%	821.4	20.9%
Tubular	123.8	2.2%	83.2	2.1%
Subtotal value-added shipments	4,789.4	84.6%	3,366.2	85.5%
Non Value-added Shipments
Hot-rolled	706.3	12.5%	414.4	10.5%
Secondary	165.2	2.9%	154.9	4.0%
Subtotal non value-added shipments	871.5	15.4%	569.3	14.5%

Total shipments	5,660.9	100.0%	3,935.5	100.0%

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

Selling and Administrative Expense

The Company’s selling and administrative expense increased to $204.0 in 2010 from $188.3 in 2009.  This year-over-year increase was due primarily to a generally higher level of spending associated with the substantial increase in the Company’s operating and sales volumes, along with a higher level of compensation following the reinstatement of temporary pay reductions taken by salaried employees during most of 2009.

Depreciation Expense

Depreciation expense declined to $197.1 in 2010 from $204.6 in 2009, due to existing older assets becoming fully depreciated.

Pension and Other Postretirement Employee Benefit Charges

The Company recorded a pension and OPEB credit of $14.9 in 2010 compared to an expense of $28.4 in 2009. The decrease in the expense in 2010 was largely a result of a decrease in the interest cost on the obligations and an increase in the expected investment return on a higher amount of plan assets at the beginning of each year.

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

Other Income (Expense)

The Company reported other expense of $7.6 for 2010 compared to other income of $9.1 for 2009.  The expense reported in 2010 was primarily due to foreign exchange losses as a result of the weakening of the euro against the dollar.  In addition, in 2010 there was a loss on the retirement of debt, compared to a gain on retirement of debt in 2009.

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

Due to continued uncertainty and volatility with respect to near-term economic conditions in the United States and in other markets served by the Company, AK Steel is not providing an outlook for the Company’s first quarter results at this time. However, the Company expects to provide first quarter guidance in March. In advance of that guidance, however, the Company notes that, based upon current conditions, it can address certain factors relevant to the Company’s full-year 2012 outlook. Those factors include the following:

1)	The Company estimates capital investments of about $150.0 in 2012, which includes about $50.0 for the Company’s recent strategic investments in iron ore and coal reserves.

2)
The Company anticipates interest expense of approximately $60.0 in 2012, which reflects an increased level of borrowing under the Credit Facility as well as increased interest due to the refinancing of $73.3 of its industrial revenue bonds.

3)
The Company expects a pension and other postretirement employee benefit credit of approximately $35.0 in 2012, comparable to 2011, despite a reduction in the expected return on plan assets from 8.5% to 8.0%.

4)	The Company projects a book tax rate for 2012 of approximately 40% and estimates that its cash tax rate will be less than 5%.

There are many other factors that could significantly impact this outlook.  The foregoing outlook thus is subject to change depending on developments in the economy, in the Company’s business, and in the businesses of the Company’s customers and suppliers.

Liquidity and Capital Resources

At December 31, 2011, the Company had total liquidity of $558.7, consisting of $42.0 of cash and cash equivalents and $516.7 of availability under the Company’s $1.1 billion asset-backed revolving credit facility (“Credit Facility”). At December 31, 2011, there were outstanding borrowings of $250.0 under the Credit Facility and availability was further reduced by $155.6 due to outstanding letters of credit. During the year ended December 31, 2011, utilization of the Company's credit facilities ranged from zero to $495.0, with outstanding borrowings averaging $277.2 per day. The Credit Facility is secured by the Company’s inventory and accounts receivable.  Availability under the Credit Facility can fluctuate monthly based on the varying levels of eligible collateral.  The Company’s eligible collateral, after application of applicable advance rates, was $922.3 as of December 31, 2011.

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

The Company anticipates utilizing the Credit Facility as it deems necessary to fund requirements for working capital, capital investments (such as its investments in Magnetation JV and AK Coal) and other general corporate purposes. During 2011, the Company borrowed amounts on a short-term basis for uses consistent with these general purposes.

Cash used by operations totaled $180.5 for the year ended December 31, 2011. Primary uses of cash were for a $170.0 pension contribution, the final $65.0 contribution to the VEBA Trust established as part of the Middletown Retiree Settlement, the first contribution of $22.6 to the VEBA Trust established as part of the Butler Retiree Settlement, and pension and OPEB benefit payments greater than expense of $114.7, and were partially offset by cash generated from normal business activities. While working capital was essentially flat compared to the prior year, an increase in accounts receivable as a result of an increased level of sales was offset by an increase in accounts payable due to a higher level of business activity and a decrease in inventory levels.

In February 2012, AK Steel refinanced (the “IRB Refinancing”) $73.3 aggregate principal amount of variable-rate tax-exempt industrial revenue bonds (“IRBs”). The IRB Refinancing was accomplished through offerings of newly-issued fixed-rate tax-exempt IRBs in the same respective aggregate principal amounts as the prior IRBs that they replaced. The net proceeds of new IRBs will be used to redeem and extinguish the prior IRBs.

More specifically, the IRB Refinancing resulted in the issuance of the following new fixed-rate tax-exempt IRBs (the “New IRBs”): (i) $36.0 aggregate principal amount of 6.75% tax-exempt IRBs due June 1, 2024 issued by the Ohio Air Quality Development Authority (the “OAQDA”), (ii) $30.0 aggregate principal amount of 7.0% tax-exempt IRBs due June 1, 2028 issued by the City of Rockport, Indiana (the “City of Rockport”), and (iii) $7.3 aggregate principal amount of 6.25% tax-exempt IRBs due June 1, 2020 issued by the Butler County Industrial Development Authority in Butler County, Pennsylvania (the “BCIDA”, and collectively with the OAQDA and the City of Rockport, the “Tax-Exempt Issuers”). AK Steel’s obligations in connection with the New IRBs are guaranteed by AK Holding.

The New IRBs were issued by the Tax-Exempt Issuers who loaned the net proceeds of the respective issuances to AK Steel pursuant to the terms of loan agreements between AK Steel and each of the OAQDA, City of Rockport and BCIDA (collectively, the “Loan Agreements”). The Loan Agreements obligate AK Steel to provide the trustee with funds sufficient to pay, when due, the principal and premium, if any, and interest on the New IRBs. Moreover, under the Loan Agreements AK Steel agrees to comply with, and the holders of the New IRBs are entitled to the benefit of, certain covenants applicable to the 2020 Notes. The Loan Agreements further provide that the net proceeds of the New IRBs be held by the trustee for the purpose of redeeming the principal amount and accrued interest on the prior IRBs, which AK Steel called for redemption concurrently with the closing of the offering of the New IRBs. Pursuant to the redemptions, the prior IRBs will be redeemed and extinguished on or about March 13, 2012 (the “IRB Redemption”).

The prior IRBs were backed by letters of credit, which had the effect of lowering availability under the Credit Facility and, accordingly, the Company’s liquidity. The New IRBs are not backed by letters of credit, but rather, are unsecured senior debt obligations of AK Steel. Thus, following the issuance of the New IRBs and the IRB Redemption, the Company’s available credit under the Credit Facility will increase by $74.1 as a result of the IRB Refinancing without any increase in its aggregate principal amount of debt outstanding. This increase is subject to total availability under the Credit Facility, however, which is dependent upon levels of eligible collateral and can fluctuate monthly. After the issuance of the New IRBs and the IRB Redemption, the Company’s annual interest expense will be higher because of the higher fixed interest rate on the New IRBs.

Pension- and Retiree Healthcare Benefit-related Matters

The Company made pension contributions of $170.0 during 2011 to satisfy the Company’s required annual pension contributions for 2011. These contributions increased the Company’s total pension fund contributions since 2005 to over $1.3 billion. Based on current actuarial valuations, the Company estimates that its required annual pension contributions are $170.0 for 2012 (of which $28.7 already was contributed in the first quarter of 2012) and $300.0 for 2013. The calculation of estimated future pension contributions requires the use of assumptions concerning future events. The most significant of these assumptions relate to future investment performance of the pension funds, actuarial data relating to plan participants, and the interest rate used to discount future benefits to their present value. Because of the variability of factors underlying these assumptions, including the possibility of future pension legislation, the reliability of estimated future pension contributions decreases as the length of time until the contributions must be made increases. For a more detailed discussion of the pension contribution estimates, see Employee Benefit Obligations.

During the first quarter of 2011, the Company made the final $65.0 payment to the VEBA Trust for the Middletown Works retirees. See discussion of the Middletown Works class action litigation in Note 6 to the Consolidated Financial Statements for further information.

In August 2011, the Company made a total of $31.7 in payments related to a VEBA Trust for a class of Butler Works retirees and to their counsel as part of the negotiated settlement with those retirees. The Company will make additional cash contributions to the VEBA Trust of $31.7 in July 2012 and $27.6 in July 2013 as part of the settlement. See discussion of the Butler Works class action settlement in Note 6 to the Consolidated Financial Statements for further information.

Investing and Financing Activities

Cash used by investing activities in 2011 totaled $420.2. This total included $101.1 of routine capital investments, mostly related to projects at the Company’s Butler Works, $125.4 for the investment in Magnetation JV and the purchase of AK Coal and $195.0 in capital investments related to the investment by SunCoke Middletown in capital equipment for the coke plant constructed in Middletown, Ohio. The SunCoke Middletown capital investment is funded by its parent company, SunCoke, and is reflected as a payable from SunCoke Middletown to SunCoke. That payment is reflected in other non-current liabilities on the Company’s Consolidated Balance Sheets. Because the SunCoke Middletown capital investment was funded by SunCoke, it has no effect on the net cash flows of AK Steel.

Cash generated by financing activities in 2011 totaled $425.9. This includes $250.0 in proceeds on net borrowings from the Credit Facility and $210.7 in advances from SunCoke to SunCoke Middletown, partially offset by the payment of common stock dividends in the amount of $22.0 and debt issuance costs of $10.1 related primarily to the Credit Facility.

The Company from time to time may purchase stock in accordance with the Company’s $150.0 share repurchase program, although no shares were repurchased in 2011 under this program.

On October 4, 2011, the Company acquired a 49.9% equity interest in Magnetation JV, a joint venture that produces iron ore concentrate headquartered in Grand Rapids, Minnesota and which intends to construct and operate additional concentrate plants and a pelletizing plant to produce iron ore pellets to be consumed by the Company. In a separate transaction on the same day, the Company also acquired all of the stock of a company now known as AK Coal, which controls, through ownership or lease, the rights to significant reserves of low-volatile metallurgical coal in Somerset County, Pennsylvania. These investments represent significant steps toward achieving the Company’s top strategic initiative of vertically integrating the business through increased ownership of some of its key steelmaking raw materials. These investments provide a clear path to increasing the Company’s raw material self-sufficiency. They are intended both to provide a financial hedge against global market price increases and to enable the Company to acquire key raw materials at a net cost to AK Steel representing a substantial discount to the market price. Although the full benefit of these investments likely will not be realized until 2015 or later, the Company expects to begin to see the benefit this year. Beginning in 2012, the Company will receive its 49.9% share of the net income from Magnetation JV, which will sell iron ore concentrate to third parties. AK Steel’s share of the net income from these sales will serve as a partial financial hedge for AK Steel against increases in the price of iron ore. Even absent future iron ore price increases, the Magnetation JV is expected to generate income to AK Steel as a result of its low cost production of iron ore concentrate and, in the future, iron ore pellets. Further benefits, as outlined in more detail below, are expected when Magnetation JV has constructed and is operating an iron ore pelletizing plant and when AK Coal has developed, and is mining coal from, the coal reserves it owns or leases. The initial funding of both projects was through use of the Company’s cash and borrowings under its Credit Facility and the Company may continue to use the same sources for any funding obligations in 2012. At an appropriate point in time, subject to a determination by the Board of Directors and capital market conditions, the Company anticipates that it will access the capital markets for long-term financial vehicles to implement these strategic initiatives.

The Company believes that its current sources of liquidity will be adequate to meet its obligations for the foreseeable future, though it anticipates relying upon its Credit Facility in 2012 more so than it has in recent years. Future liquidity requirements for employee benefit plan contributions, scheduled debt maturities, debt redemptions and capital investments are expected to be funded by internally-generated cash and other financing sources. To the extent, if at all, that the Company would need to fund any of its working capital or planned capital investments other than through internally-generated cash, the Company has available its Credit Facility and believes it has the ability to access the capital markets opportunistically if and when it perceives conditions are favorable. The Credit Facility expires in April 2016 and any amounts outstanding under it at that time would need to be repaid or refinanced.  Otherwise, the Company has no significant scheduled debt maturities until May 2020, when its $550.0 in aggregate principal amount of 2020 Notes is due. At December 31, 2011, availability under the Credit Facility was $516.7, with availability reduced by $250.0 for outstanding borrowings and $155.6 for outstanding letters of credit. As discussed in Liquidity and Capital Resources, as a result of the IRB Refinancing, the Company will have increased its liquidity by $74.1 following the IRB Redemption without any increase in its aggregate principal amount of debt outstanding. The Company’s forward-looking statements on liquidity are based on currently available information and expectations and, to the extent the information or expectations are inaccurate or conditions deteriorate, there could be a material adverse effect on the Company’s liquidity.

As to longer-term obligations, the Company has significant debt maturities and other obligations that come due after 2012, including estimated cash contributions to its qualified pension plans, based on current legislation and actuarial assumptions.  The Company expects to make pension contributions of approximately $170.0 and $300.0 in 2012 and 2013, respectively, as well as additional amounts thereafter. Of the $170.0 due in 2012, the Company already contributed $28.7 to the pension fund in the first quarter of 2012. For further information, see the Contractual Obligations section.  The Company’s Credit Facility expiring in 2016 is secured by the Company’s product inventory and accounts receivable and contains restrictions on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliated transactions.  The Credit Facility requires maintenance of a minimum fixed charge coverage ratio of one to one if availability under the Credit Facility falls below $137.5.  The Company is in compliance with its Credit Facility covenants and, absent the occurrence of unexpected adverse events, expects that it will remain in compliance for the foreseeable future.

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

Dividends

The Company has established the payment of a quarterly common stock dividend at the rate of $0.05 per share.  The following table lists information related to the quarterly cash dividend:

2011 COMMON STOCK DIVIDENDS

Record Date	Payment Date	Per Share
February 11, 2011	March 10, 2011	$0.05
May 13, 2011	June 10, 2011	0.05
August 15, 2011	September 9, 2011	0.05
November 15, 2011	December 9, 2011	0.05

The Company’s Credit Facility contains certain restrictive covenants with respect to the Company’s payment of dividends. Under these covenants, dividends are permitted provided (i) availability exceeds $247.5 or (ii) availability exceeds $192.5 and the Company meets a fixed charge coverage ratio of one to one as of the most recently ended fiscal quarter. If the Company cannot meet either of these thresholds, dividends would be limited to $12.0 annually. Currently, the availability under the Credit Facility significantly exceeds $247.5. Accordingly, there currently are no covenant restrictions on the Company’s ability to declare and pay a dividend to its stockholders. Cash dividends paid in 2011 and 2010 by the Company to its shareholders were determined to be a return of capital under the United States Internal Revenue Code.

On January 24, 2012, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.05 per share of common stock, payable on March 9, 2012, to shareholders of record on February 10, 2012.

Restrictions Under the Senior Notes and Credit Facility

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

The Credit Facility contains restrictions, including limitations on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliate transactions. In addition, the Credit Facility requires maintenance of a minimum fixed charge coverage ratio of one to one if availability under the Credit Facility is less than $137.5. The Company does not expect any of these restrictions to affect or limit its ability to conduct its business in the ordinary course.

During the period, the Company was in compliance with all the terms and conditions of its debt agreements.

Capital Investments

The Company anticipates 2012 capital investments of approximately $150.0, which includes about $50.0 for the Company’s recent strategic investments in iron ore and coal reserves. In the near-term, the Company expects to fund the capital investments from cash generated from operations or from borrowings under its Credit Facility.  In addition, with respect to prior capital investments, the Commonwealth of Kentucky has provided the Company the ability to receive tax incentives in the form of payroll tax and other withholdings over a 10-year period to help defray the costs for the installation of a vacuum degasser and caster modifications at its Ashland Works under the Kentucky Industrial Revitalization Act Tax Credit Program.  These tax incentives are based on certain employment levels and thus may be reduced if employment levels are below the designated minimum levels.  Through December 31, 2011, the Company has accumulated $20.3 in such withholdings, which amount is included as a reduction of property, plant and equipment in the Consolidated Financial Statements.

Employee Benefit Obligations

Under its method of accounting for pension and other postretirement benefit plans, the Company recognizes, as of the Company’s measurement date of December 31, any unrecognized actuarial gains and losses that exceed 10% of the larger of projected benefit obligations or plan assets (the “corridor”).  In 2011, the unrecognized losses attributable to the Company’s qualified pension plans exceeded the corridor, primarily as a result of a decline in the discount rate and pension asset investment returns less than the plan assumption. Accordingly, the Company incurred a pre-tax corridor charge of $268.1 in the fourth quarter of 2011. In 2010 and 2009, the Company incurred no corridor adjustments.

Based on current assumptions, the Company anticipates that its required pension funding contributions during 2012 will total approximately $170.0.  A $28.7 contribution toward that total was made in the first quarter of 2012.  Additionally, the Company currently estimates that its required annual pension contributions will be approximately $300.0 for 2013. The amount and timing of future required contributions to the pension trust depend on assumptions concerning future events.  The most significant of these assumptions relate to future investment performance of the pension funds, actuarial data relating to plan participants and the benchmark interest rate used to discount benefits to their present value.  Because of the variability of factors underlying these assumptions, including the possibility of future pension legislation, the reliability of estimated future pension contributions decreases as the length of time until the contribution must be made increases.  Currently, the Company’s major pension plans are significantly underfunded.  As a result, absent major increases in long-term interest rates, above average returns on pension plan assets and/or changes in legislated funding requirements, the Company will be required to make contributions to its pension trusts of varying amounts in the long-term.  Some of these contributions could be substantial.

The Company provides healthcare benefits to a significant portion of its employees and retirees.  Based on the assumptions used to value other postretirement benefits, primarily retiree healthcare and life insurance benefits, annual cash payments for these benefits are expected to be in a range which trends down from $79.8 to $14.2 over the next 30 years.  These payments do not include payments totaling $59.3 over the next two years to the Butler VEBA trust as part of the Butler Retiree Settlement.  The payments include the uncapped benefits to be paid through 2014 as part of the Butler Retiree Settlement.  For a more detailed description of the settlement, see the discussion below and in Note 6 to the Consolidated Financial Statements.

Accounting for retiree healthcare benefits requires the use of actuarial methods and assumptions, including assumptions about current employees’ future retirement dates, the anticipated mortality rate of retirees, the benchmark interest rate used to discount benefits to their present value, anticipated future increases in healthcare costs and the obligation of the Company under future collective bargaining agreements with respect to healthcare benefits for retirees.  Changing any of these assumptions could have a material impact on the calculation of the Company’s total obligation for future healthcare benefits.  For example, the Company’s calculation of its future retiree healthcare benefit obligation as of the end of 2011 assumed that the Company would continue to provide healthcare benefits to current and future retirees.  If this assumption is altered, it could have a material effect on the calculation of the Company’s total future retiree healthcare benefit obligation.  This assumption could be altered as a result of one or more of the following developments or other unforeseen events.

First, retirees could consent to a change in the current level of healthcare benefits provided to them.  Second, in certain instances, the union that represented a particular group of retirees when they were employed by the Company could, in the course of negotiations with the Company, accept such a change.  Third, in certain instances, at or following the expiration of a collective bargaining agreement that affects the Company’s obligation to provide healthcare benefits to retired employees, the Company could take action to modify or terminate the benefits provided to those retirees without the agreement of those retirees or the union, subject to the right of the union subsequently to bargain to alter or reverse such action by the Company.  The precise circumstances under which retiree healthcare benefits may be altered unilaterally or by agreement with a particular union vary depending on the terms of the relevant collective bargaining agreement.  Some of these developments already have occurred and either already have affected, or may affect in the future, the Company’s retiree healthcare benefit obligation.

For example, in the first quarter of 2011, the federal district court approved a settlement agreement (the “Butler Retiree Settlement”) of the claims in litigation filed against the Company by a group of retirees of its Butler Works relating to their retiree health and welfare benefits.  Pursuant to the Butler Retiree Settlement, AK Steel will continue to provide company-paid health and life insurance to the covered retirees through December 31, 2014, and will make combined lump sum payments totaling $91.0 to a Voluntary Employees Beneficiary Association trust (the “VEBA Trust”) and to plaintiffs’ counsel.  In August 2011, the Company made a total of $31.7 in payments to a VEBA Trust for a class of Butler Works retirees and to their counsel as part of the Butler Retiree Settlement. The Company will make two additional cash contributions to the VEBA Trust of $31.7 in July 2012 and $27.6 in July 2013.  Effective January 1, 2015, AK Steel will transfer to the VEBA Trust all OPEB obligations owed to the covered retirees under the Company’s applicable health and welfare plans and will have no further liability for any claims incurred by those retirees after December, 31, 2014, relating to their OPEB obligations.  Following entry of the judgment approving the Settlement, the Company’s total OPEB liability (prior to any funding of the VEBA trust) increased by $29.6 in 2011.  A one-time, pre-tax charge of $14.2 was recorded in 2011 to reverse previous amortization of the prior plan amendment. The remaining portion was recognized in other comprehensive income and will be amortized into earnings over approximately five years.

Energy and Raw Material Hedging

The Company enters into derivative transactions in the ordinary course of business to hedge the cost of natural gas, electricity and certain raw materials, including iron ore.  At December 31, 2011, the Consolidated Balance Sheets included accrued liabilities of $21.6 for the fair value of these derivatives.  Changes in the prices paid for the related commodities are expected to offset the effect on cash of settling these amounts.

Off-Balance Sheet Arrangements

See discussion of Magnetation JV under Iron Ore Investment for information about this equity investee. There were no other material off-balance sheet arrangements as of December 31, 2011.

Contractual Obligations

In the ordinary course of business, the Company enters into agreements under which it is obligated to make legally enforceable future payments.  These agreements include those related to borrowing money, leasing equipment and purchasing goods and services.  The following table summarizes by category expected future cash outflows associated with contractual obligations in effect as of December 31, 2011.

	Payment due by period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt (including current portion)	$0.7	$1.4	$0.1	$649.3	$651.5
Short-term borrowings	250.0	—	—	—	250.0
Interest on debt (a)	48.0	84.5	84.5	168.0	385.0
Operating lease obligations	7.8	10.4	8.5	11.8	38.5
Purchase obligations and commitments	2,026.7	2,346.5	1,433.9	2,108.2	7,915.3
Pension and other postretirement benefit obligations (b)	130.0	186.1	106.5	1,452.2	1,874.8
Magnetation JV investment (c)	47.5	—	—	—	47.5
Other non-current liabilities	—	41.2	20.0	42.7	103.9
Total	$2,510.7	$2,670.1	$1,653.5	$4,432.2	$11,266.5

(a)
Amounts include contractual interest payments using the interest rates as of December 31, 2011 applicable to the Company’s variable-rate debt and stated fixed interest rates for fixed-rate debt. On a pro forma basis after giving effect to the IRB Refinancing, these amounts are $52.4, $94.1, $94.1, $210.3 and $450.9 for Less than 1 year, 1-3 years, 3-5 years, More than 5 years and Total, respectively.

(b)
The Company plans to make future cash contributions to its defined benefit pension plans (not included in the table above).  The estimate for these contributions is approximately $170.0 in 2012.  A $28.7 contribution toward that total was made in the first quarter of 2012.  Additionally, the Company currently estimates that its required annual pension contributions will be approximately $300.0 for 2013.  Estimates of cash contributions to the pension trust to be made after 2013 cannot be reliably determined at this time due to the number of variable factors that impact the calculation of defined benefit pension plan contributions.  Because pension benefit payments will be made from the pension trust for at least the next five years, the net pension liability is included in the More than 5 years column. Estimated benefit payments for 2012 are $79.8 and are expected to be in a range which trends down from $79.8 to $14.2 over the next 30 years.  The amounts in the table for 2012 include the $31.7 and for 2013 include the $27.6 in remaining payments pursuant to the Butler Retiree Settlement.  After 2014 the Company will have no further obligation to make payments to those Butler retirees and its OPEB liability to them will have been eliminated.  For a more detailed description of these obligations, see the discussion in Note 6 to the Consolidated Financial Statements.

(c)
    The Company’s investment of capital in Magnetation JV will occur in phases. For Phase I, the Company will contribute a total of $147.5 for its interest in the joint venture, $100.0 of which was already contributed on October 4, 2011. AK Steel anticipates funding the remaining $47.5 in the third quarter of 2012 upon Magnetation JV’s attainment of specified operational performance levels. For Phase II, AK Steel will contribute a total of $150.0. AK Steel’s contribution of the Phase II funds will be made following Magnetation JV’s satisfaction of certain conditions, primarily obtaining the necessary permits for the construction and operation of the pellet plant, and is anticipated to occur over time between 2013 and 2016. No amounts have been included in the table above for the Phase II payments because there is not a specified, fixed date by which the payments must be made until the Phase II conditions are satisfied.

In calculating the amounts for purchase obligations, the Company identified all contracts under which the Company has a legally enforceable obligation to purchase products or services from the vendor and/or make payments to the vendor for an identifiable period of time.  Then for each identified contract, the Company determined its best estimate of payments to be made under the contract assuming (1) the continued operation of existing production facilities, (2) normal business levels, (3) the contract would be adhered to in good faith by both parties throughout its term and (4) prices are as set forth in the contract.  Because of changes in the markets it serves, changes in business decisions regarding production levels or unforeseen events, the actual amounts paid under these contracts could differ significantly from the numbers presented above.  For example, as is the case currently with the contracts entered into with certain of the Company’s raw material suppliers, circumstances could arise which create exceptions to minimum purchase obligations that are set forth in the contracts.  The purchase obligations set forth in the table above have been calculated without regard to such exceptions.

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

The Company’s Consolidated Balance Sheets contain reserves for pension and other postretirement benefits and other long-term liabilities.  The benefit plan liabilities are calculated using actuarial assumptions that the Company believes are reasonable under the circumstances.  However, because changes in circumstances can have a significant effect on the liabilities and expenses associated with these plans including, in the case of pensions, pending or future legislation, the Company cannot reasonably and accurately project payments into the future.  While the Company does include information about these plans in the above table, it also discusses these benefits elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the notes to its Consolidated Financial Statements.

The other long-term liabilities on the Company’s Consolidated Balance Sheets include reserves for environmental and legal issues, employment-related benefits and insurance, liabilities established with regard to uncertain tax positions, and other reserves.  These amounts generally do not arise from contractual negotiations with the parties receiving payment in exchange for goods and services.  The ultimate amount and timing of payments are subject to significant uncertainty and, in many cases, are contingent on the occurrence of future events, such as the filing of a claim or completion of due diligence investigations, settlement negotiations, audit and examinations by taxing authorities, documentation or legal proceedings.

Iron Ore Investment

On October 4, 2011, AK Steel entered into a joint venture (“Magnetation JV”) with Magnetation, Inc. (“Magnetation Partner”) whereby AK Steel acquired a 49.9% interest in Magnetation JV. Magnetation JV utilizes magnetic separation technology to recover iron ore from existing stockpiles of previously mined material, often referred to as “tailings”. Magnetation JV’s technology utilizing these tailings eliminates the need for traditional drilling, blasting and excavating. That eliminates the capital expenditures and other costs associated with traditional open pit mining and refining of mined ore, thereby enabling the production of iron ore pellets that are among the lowest cost in the United States. Magnetation Partner’s primary initial contributions consisted of plant assets and a license of its proprietary technology to the Magnetation JV. Magnetation Partner will oversee the day-to-day operations of Magnetation JV by providing management and administrative services through a management services agreement.

The joint venture is expected to grow in two phases. With respect to Phase I, Magnetation JV’s existing plant currently produces about 350,000 short tons of iron ore concentrate annually.  Magnetation JV currently is constructing a second plant near the existing plant with a targeted annual capacity of approximately 1.1 million short tons, of which the current permitted annual capacity is approximately 900,000 short tons. Once the second plant is fully operational, which is expected during the second quarter of 2012, Phase I will be complete. Iron ore concentrate from Phase I will be loaded onto railcars at Magnetation JV’s rail loadout facility, which includes a rail spur and certified scale. This rail loadout facility, which is complete and currently operational, enables Magnetation JV to ship its iron ore concentrate (and, in the future, its iron ore pellets) in a controlled and cost-effective manner. Phase I will effectively provide AK Steel with a partial hedge to the global price of iron ore, as AK Steel will recognize its share of net income from the joint venture’s sale of its iron ore concentrate to third parties at market prices. If the global price of iron ore increases, AK Steel will benefit from the higher Magnetation JV net income caused by that price increase to partially offset AK Steel’s higher raw material costs. AK Steel is expected to benefit from Phase I, however, even absent an increase in the global price of iron ore. Magnetation JV is a low-cost producer of iron ore concentrate and it is expected to generate net income on the sale of such concentrate even if current global iron ore prices were to fall significantly. The Company’s proportionate share of the net income is included in other income (expense) on the Consolidated Statements of Operations.

Phase II will commence following Magnetation JV’s satisfaction of certain conditions, principally when it obtains the necessary permits, and will involve the construction and operation of one or more additional concentrate plants and an iron ore pelletizing plant. Following the completion of this second phase, Magnetation JV is expected to have concentrate plants with a total annual capacity of up to 3.7 million short tons and a pellet plant with an annual capacity of approximately 3.3 million short tons. Upon its completion, the pellet plant is expected to consume the majority of the joint venture’s iron concentrate production. Magnetation JV estimates that the aggregate price to construct the pellet plant will be approximately $300.0 and expects that plant to be completed by 2016. The total estimated construction price is lower than a typical full iron ore pellet line, primarily because of the fact that Magnetation JV’s pellet plant’s consumption of iron ore concentrate, a semi-refined product, eliminates the need to construct a crusher plant and concentrate plant and incur the related costs of traditional open pit mining operations. Through an offtake agreement, AK Steel will have the right to purchase all of the pellets produced by Magnetation JV. AK Steel thus expects that the iron ore pellet production will satisfy about 50% of its current iron ore pellet requirements, at a net cost to AK Steel substantially below the current world market price. After the pellet plant is in operation, AK Steel will benefit from its investment in the joint venture by (1) receiving its share of net income from the joint venture, and (2) purchasing pellets from the joint venture at favorable prices.

AK Steel’s investment of capital in Magnetation JV also will occur in phases. For Phase I, AK Steel will contribute a total of $147.5 for its interest in the joint venture. AK Steel contributed $100.0 on October 4, 2011, and anticipates funding the remaining $47.5 in the third quarter of 2012 upon Magnetation JV’s attainment of specified operational performance levels. For Phase II, AK Steel will contribute a total of $150.0. AK Steel’s contribution of the Phase II funds will be made following Magnetation JV’s satisfaction of certain conditions, primarily obtaining the necessary permits for the construction and operation of the pellet plant, and is anticipated to occur over time between 2013 and 2016.

Coal Investment

In a separate transaction on October 4, 2011, AK Steel acquired 100% of the stock of Solar Fuel Company, Inc., which AK Steel subsequently renamed AK Coal. AK Coal controls, through ownership or lease, significant reserves of low-volatile metallurgical coal, which is used to produce coke needed for iron-making blast furnaces. AK Steel agreed to pay $36.0 for Solar Fuel Company, consisting of a $24.0 payment made at closing on October 4, 2011, and payments of $2.0, $3.0 and $7.0 on the first, second and third anniversaries of the closing date. AK Steel has commenced development of a mining plan and will seek the necessary permits to mine the coal. AK Steel will determine in the future whether it will mine the coal itself or whether it will use contract miners for all or some of the mining operations. AK Steel expects to invest approximately $60.0 in capital investments in AK Coal, most of which it expects to spend between 2012 and 2015, to develop its mining operations and begin coal production. AK Coal currently anticipates commencing production in earnest in the first half of 2013, though commencement of production is contingent upon, among other things, obtaining all necessary permits. The Company estimates that AK Coal owns or leases existing proven and probable coal reserves of over 20 million tons of low-volatile metallurgical coal. The Company presently anticipates that AK Coal’s reserves will benefit the Company through direct consumption by the Company and/or sales to third parties as a financial hedge to the market price of metallurgical coal. The Company also continues to conduct exploratory drilling on property controlled by AK Coal and is seeking access to additional reserves, primarily through leasing arrangements, near the reserves that it already controls. AK Coal anticipates that these activities will result in a net increase of coal reserves. At the present time, AK Coal leases a portion of its reserves to third party miners and collects royalties from their production. Net income from these activities is currently insignificant to the Company’s results of operations.

Iron Ore Pricing

Iron ore is one of the principal raw materials required for the Company’s steel manufacturing operations. The Company purchased approximately 5,500,000 tons of iron ore pellets in 2011. The Company makes most of its purchases of iron ore at negotiated prices under annual and multi-year agreements. Through 2010 these agreements typically had a variable-price mechanism by which the price of iron ore was adjusted annually, based in whole or in part upon a benchmark price for iron ore established by contract negotiations between the principal iron ore producers and certain of their largest customers. In order to avoid that uncertainty and reduced ability to recover its costs, in 2011 the Company negotiated new pricing terms with its principal iron ore suppliers pursuant to which prices are adjusted quarterly. In 2011 for each quarter, the price for iron ore was determined with reference to a historical iron ore index, referred to as the “IODEX”. For example, the fourth quarter of 2011 iron ore price was determined with reference to the IODEX price for the preceding June, July and August period. For a substantial majority of the iron ore which the Company purchases under contract from its major suppliers, those quarterly adjustments are final. With respect to a portion of the iron ore the Company purchases from one supplier, those prices are further adjusted later in the year based on an average of the quarterly prices. With respect to another of its other major suppliers, the Company also has agreed to alter the timing of the quarterly adjustment so that it is closer in time to then-current IODEX pricing.

The Company attempts to mitigate the effect of its increased raw material costs in the normal course of pricing its own products through increased prices in the spot market and the use of variable pricing with its contract customers that allows the Company to adjust selling prices in response to changes in the cost of certain raw materials and energy, including iron ore. It typically is unable, however, to recover 100% of its increased iron ore costs in this manner. There are a variety of factors which ultimately will affect how much of any increase in iron ore prices the Company is able to recover through its own steel price increases. These include the amount of the price increase for iron ore, the terms of the Company’s agreements with its contract customers, and the extent to which competitive pressures may prevent the Company from increasing the price of the steel it sells into the spot market to sufficiently cover the full amount of the iron ore price increase. It is because of this inability to control and/or fully pass through its iron ore costs that the Company made the investment in Magnetation JV in 2011. Although the full benefit of that investment will not be realized until the completion of an iron ore pellet plant currently in the planning stage, in the interim the Company will receive a share of the net income from Magnetation JV, which will serve as a partial financial hedge against increases in the price of iron ore. Even absent future iron ore price increases, Magnetation JV is expected to generate income to AK Steel as a result of its low cost production of iron ore concentrate and, in the future, iron ore pellets. When the pellet plant is completed, the Company expects that the iron ore pellet production from Magnetation JV eventually will satisfy about 50% of AK Steel's iron ore pellet requirements, at a net cost to AK Steel substantially below the current world market price.

Butler Works No. 5 Electric Arc Furnace

As part of its continuing effort to reduce costs, the Company completed the installation of the new electric arc furnace (“No. 5 EAF”) at its Butler Works in the second quarter of 2011. The No. 5 EAF is a state-of-the-art, highly-efficient electric arc furnace with the capacity to produce approximately 400,000 more tons of steel annually than the three older electric arc furnaces it replaced. After ramping up to full capacity, and subject to market conditions, it is expected to reduce the need for the Company to purchase merchant slabs. It also is expected to operate at a lower cost and provide greater flexibility with respect to the Company’s product mix. Following the successful start-up of the No. 5 EAF, the furnace experienced a break-out of molten metal on July 1, 2011. No one was injured, but there was substantial physical damage. In October 2011, the Company completed the necessary repairs and operations of the No. 5 EAF resumed. While the No. 5 EAF was being repaired, the Company continued production and met its customer needs by continuing to use the three older electric arc furnaces that the No. 5 EAF is replacing. The No. 5 EAF, however, is expected to operate at a lower cost than those three furnaces. Accordingly, for the period that those older furnaces were used instead of the No. 5 EAF, the Company did not realize the lower cost benefits associated with the No. 5 EAF. The Company has property damage and business interruption insurance that it believes will provide coverage with respect to the No. 5 EAF incident. The Company has submitted an insurance claim relating to this matter and does not expect the resolution of this incident to have a material impact on the results for 2012.

Automotive Market

The Company sells a significant portion of its flat-rolled carbon steel products and stainless steel products to automotive manufacturers and to distributors, service centers and converters who in some cases will resell the products to the automotive industry.

Because the automotive market is an important element of the Company’s business, North American light vehicle production affects the Company’s total sales and shipments. In 2011, the North American automotive industry continued a recovery that began in 2010 from the economic recession. That improvement in the automotive market had a positive impact on the Company’s sales and shipments in 2011, but light vehicle production levels in 2011 were still well below pre-recession levels.  A further increase in light vehicle production volumes is projected for 2012. It is not expected, however, that light vehicle production levels will exceed pre-recession levels until at least 2014.

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

In 2010, the Company began to see an improvement in the GOES market. Although overall pricing for GOES declined slightly in 2011 versus 2010, GOES shipments improved as power generation and distribution activities around the world picked up. Year over year, 2011 shipments increased by 20% from 2010.

The continued weakness in the United States housing and construction markets has hampered the Company’s efforts to return its GOES shipments to the same volume it had prior to the global recession. The domestic housing and construction industry was significantly affected by the recession which began in 2008 and has struggled to make any noticeable improvement since then.  Housing starts in the United States in 2011 remained near historically low levels for the third consecutive year.  To the extent that domestic housing starts remain at a very low level, it is likely that the Company's electrical steel sales and shipments will continue to be negatively affected. Currently, the Company expects a gradual increase in domestic housing starts over the next several years, with a return to pre-recession levels not expected until at least 2015.

In addition, the Company’s GOES shipment volume has been affected by changes in mix and by changes in production requirements to meet evolving quality requirements, principally for sales to the international market. In 2008, the Company produced nearly 325,000 tons of GOES and had the capacity under then-existing market conditions to produce as much as 335,000 tons. Under current market conditions, the Company’s GOES production capacity is approximately 285,000 tons. As demand improves, the Company anticipates that it will be able to adjust its market mix and make other changes to increase its current capacity.

On February 1, 2012, the United States Department of Energy (“DOE”) proposed revised energy efficiency standards for certain types of electrical distribution transformers, which potentially could affect the use of GOES in certain types of distribution transformers. The proposed new standards are subject to public comments and will not become final until October 1, 2012. Subject to the possibility of legal challenges, those final rules then would become effective in January 2016. Many of the manufacturers of the transformers subject to the proposed new standards are customers of the Company. The new efficiency standards, as proposed, are not expected to have a major impact on the competitiveness of GOES for use in the distribution transformers covered by the new standards. Moreover, with respect to some types of distribution transformers, the new standards have the potential for increasing the market for GOES. It is anticipated, however, that certain interested parties will advocate in their public comments before the rules become final that the efficiency standards should be raised from the levels established by the standards currently proposed by the DOE and may file litigation to challenge the new standards before they become effective. Thus, there is a risk that the DOE, on its own or pursuant to court order, may change the currently proposed efficiency standards in a way that could reduce the competitiveness of GOES for use in certain electrical distribution transformers. If that were to occur, it would result in a decrease in the available market for the Company’s GOES products. The timing of any such change, if it were to occur, is unlikely to be before at least 2016 and the Company will vigorously oppose any change that would negatively impact the available market for its GOES products. The Company also will work diligently in the interim to engage in research and development to minimize any impact of the new efficiency standards, as currently proposed or as modified, on the available market for its GOES products.

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

In addition, the possibility exists that further limitations on greenhouse gas emissions may be imposed in the United States at some point in the future through some form of federally-enacted legislation or by additional regulations.  Bills have been introduced in the United States Congress in recent years that aim to limit carbon emissions over long periods of time from facilities that emit significant amounts of greenhouse gases.  Such bills, if enacted, would apply to the steel industry, in general, and to the Company, in particular, because the process of producing steel from elemental iron results in the creation of carbon dioxide, one of the targeted greenhouse gases.  Although the Company and other steel producers in the United States are actively participating in research and development efforts to develop breakthrough technology for low- or zero-emission steelmaking processes, the development of such technologies will take time and their potential for success cannot be accurately determined.  To address this need for the development of new technologies, not just in the steel industry but elsewhere, some of the proposed legislative bills include a system of carbon emission credits, which would be available to certain companies for a period of time, similar to the European Union’s existing “cap and trade” system.  Each of these bills is likely to be altered substantially as it moves through the legislative process, making it virtually impossible at this time to forecast the provisions of any final legislation and the resulting effects on the Company.

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

The enactment of climate control legislation or regulation also could have some beneficial impact on the Company, which may somewhat mitigate the adverse effects noted above.  For example, to the extent that climate change legislation provides incentives for energy efficiency, up to certain levels, the Company could benefit from increased sales of its grain-oriented electrical steel products, which are among the most energy efficient in the world.  The Company sells its electrical steels, which are iron-silicon alloys with unique magnetic properties, primarily to manufacturers of power transmission and distribution transformers and electrical motors and generators.  The sale of such products may be enhanced by climate control legislation in different ways.  For instance, to the extent that the legislation may promote the use of renewable energy technology, such as wind or solar technology, it could increase demand for the Company’s high-efficiency electrical steel products used in power transformers, which are needed to connect these new sources to the electricity grid.

Any effect on the Company would depend on the final terms of any climate control legislation or regulation enacted.  Presently, the Company is unable to predict with any reasonable degree of accuracy when or even if climate control legislation or regulation will be enacted, or if so, what will be their terms and applicability to the Company.  In the meantime, the items described above provide some indication of the potential impact on the Company of climate control legislation or regulation generally.  The Company will continue to monitor the progress of such legislation and/or regulation closely.

Labor Agreements

At December 31, 2011, the Company employed approximately 6,600 employees, of which approximately 5,000 are represented by labor unions under various contracts that expire between 2012 and 2015.

In April 2011, members of the International Association of Machinists and Aerospace Workers, Local 1943, ratified a new labor agreement covering approximately 1,700 hourly production and maintenance employees at the Company’s Middletown Works.  The new agreement is scheduled to expire September 15, 2014.

In December 2011, members of the United Steelworkers of America, Local 1915, ratified a new three-year labor agreement covering approximately 100 hourly production and maintenance employees at the Walbridge, Ohio facility of AK Tube, a wholly-owned subsidiary of AK Steel. The new agreement is scheduled to expire on January 22, 2015.

An agreement with the United Auto Workers, Local 4104, which represents approximately 180 employees at the Company’s Zanesville Works, is scheduled to expire on May 20, 2012.

An agreement with the United Auto Workers, Local 3303, which represents approximately 1,280 employees at the Company’s Butler Works, is scheduled to expire on September 30, 2012.

Critical Accounting Policies and Estimates

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America.  These principles permit choices among alternatives and require numerous estimates of financial matters.  Accounting estimates are based on historical experience and information that is available to management about current events and actions the Company may take in the future.  The Company believes the accounting principles chosen are appropriate under the circumstances, and that the estimates, judgments and assumptions involved in its financial reporting are reasonable. There can be no assurance that actual results will not differ from these estimates. Management believes the accounting estimates discussed below represent those accounting estimates requiring the exercise of judgment where a different set of judgments could result in the greatest changes to reported results.

Inventory Costing

Inventories are valued at the lower of cost or market.  The cost of the majority of inventories is measured on the last in, first out (“LIFO”) method.  The LIFO method allocates the most recent costs to cost of products sold and, therefore, recognizes into operating results fluctuations in raw material, energy and other inventoriable costs more quickly than other methods.  Other inventories, consisting mostly of foreign inventories and certain raw materials, are measured principally at average cost. An actual valuation of the inventory under the LIFO method can only be made at the end of the year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on Management’s estimates of expected year-end inventory levels and costs. Because these are subject to many factors beyond Management’s control, annual LIFO expense may significantly differ from the estimated amounts calculated at interim dates.

Deferred Tax Assets

The Company recognizes deferred tax assets and liabilities based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the enacted tax laws. Furthermore, the Company evaluates uncertainty in its tax positions and only recognizes benefits when the tax position is believed to be more likely than not to be sustained upon audit. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company has tax filing requirements in many states and is subject to audit in these states, as well as at the federal level in both the U.S. and in Europe. Tax audits by their nature are often complex and can require several years to resolve. In the preparation of the consolidated financial statements, the Company exercises judgments in estimating the potential exposure of unresolved tax matters. While actual results could vary, in Management’s judgment the Company has adequately accrued the ultimate outcome of these unresolved tax matters.

The Company regularly evaluates the need for a valuation allowance for deferred tax assets by assessing whether it is more likely than not that it will realize the deferred tax assets in the future. A valuation allowance assessment is performed each reporting period, with any additions or adjustments reflected in earnings in the period of assessment. In assessing the need for a valuation allowance, the Company has considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets for each jurisdiction. The Company has considered negative evidence, including a cumulative loss in recent periods and the effects of increased competition in the markets served by the Company on its ability to generate future taxable income. That includes increased competition in North America as a result of new or expanded production capacity added by domestic competitors of the Company, as well as increased imports from foreign producers. In general, the existence of cumulative losses in recent periods is deemed to be a significant piece of objective negative evidence. However, the Company has historical evidence that the steel industry and the Company operate in business cycles of seven to ten years and therefore attributes significant weight to the profitability of the Company over these business cycles in evaluating the Company’s ability to generate future taxable income. In concluding that it is more likely than not that the Company will generate sufficient future taxable income to realize its deferred tax assets, the Company has considered the following positive and negative evidence:

•	The Company’s historical operating results, including the lack of prior expired federal loss carryforwards during the Company’s prior business cycles

•	Long historical Company and steel industry business cycles of seven to ten years and a current projection of positive earnings as the Company emerges from the recent cycle trough

•	Lengthy loss carryforward periods

◦	Federal net operating loss carryforwards do not begin to expire until 2023 and over 90% of those loss carryforwards have more than 17 years remaining before expiration

◦
Temporary differences other than loss carryforwards will have a 20-year carryforward period for federal purposes from the year of deduction on the tax return if the Company is in a loss carryforward position at that time; otherwise they will reduce taxable earnings in the year of deduction

•	Timing of future reversals of existing taxable temporary differences

•
Projections of future taxable income, which take into consideration both positive and negative factors, sufficient to realize deferred tax assets related to loss carryforwards prior to their expiration and other temporary differences, including:

◦	The slow but steady recovery in the United States, the Company’s primary geographic market, from the effects of the recession

◦	Positive effect on projections of future taxable income from the Company’s late-2011 investments in Magnetation JV and AK Coal

◦
Positive effects of recent Company actions to improve financial results from future operations, including the shutdown of the Ashland coke plant; implementation of cost reduction actions, including scrap reduction initiatives and reductions in employee benefit obligations; the operating benefits from the newly-installed Butler Works electric arc furnace; and benefits from the agreement with SunCoke Middletown to purchase coke and energy

◦	Improving industry outlooks for key customers in the North American auto market and, to a lesser extent, the home building sector over the next several years from record low levels in 2009

◦	The estimated negative effects of increased competition in the markets served by the Company

◦	Effect on the projections of future taxable income of the selection of alternative key assumptions, including those associated with our pension and other postretirement benefit obligations

The Company has concluded that the above-noted objective and subjective positive evidence outweighs the noted negative evidence, and accordingly, that as of December 31, 2011, it is more likely than not to realize all of its federal and most of its state deferred tax assets. The Company has recorded a valuation allowance of $22.3 as of December 31, 2011, related to loss carryforwards and tax credits in certain states that have relatively short carryforward periods and annual limits on how much loss carryforward can be used to offset future taxable income. However, the Company performs an assessment of the valuation allowance each reporting period and, if the Company is unable to generate future taxable income or its estimate of future taxable income is reduced, the deferred tax assets may no longer be considered to be more likely than not to be realized and material charges for increases in the valuation allowance may be needed in the future.

Environmental and Legal Reserves

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

Pension and Other Postretirement Benefit Plans

Under its method of accounting for pension and other postretirement benefit plans, the Company recognizes into income, as of the Company’s measurement date, any unrecognized actuarial net gains or losses that exceed 10% of the larger of projected benefit obligations or plan assets, defined as the corridor.  Further, amounts inside this 10% corridor are amortized over the plan participants’ life expectancy. The Company’s method results in faster recognition of actuarial net gains and losses than the minimum amortization method permitted by prevailing accounting standards and used by the vast majority of companies in the United States.  Faster recognition under this method also results in the potential for highly volatile and difficult to forecast corridor adjustments.

Actuarial net gains and losses occur when actual experience differs from any of the many assumptions used to value the benefit plans or when the assumptions change, as they may each year when a valuation is performed.  The major factors contributing to actuarial gains and losses for benefit plans are the differences from changes in the discount rate used to value plan liabilities as of the measurement date and changes in the expected lives of plan participants.  The Company uses standard mortality tables for determining the expected lives of its plan participants and believes that the tables selected are most closely associated with the expected lives of its plan participants. However, the selection of other available tables would likely result in an increase in the plan obligations. In addition, a major factor contributing to actuarial gains and losses for pension plans are the differences between expected and actual returns on plan assets. For OPEB plans, differences in estimated versus actual healthcare costs and changes in assumed healthcare cost trend rates are additional major factors contributing to actuarial gains and losses.  In addition to their effect on the funded status of the plans and their potential for corridor adjustments, these factors affect future net periodic benefit expenses.  Changes in key assumptions can have a material effect on the amount of benefit obligation and annual expense recognized.  For example, a one-quarter-percentage-point decrease in the discount rate would increase pension expense in 2012 by $0.6 and increase the OPEB credit by less than $0.1, without taking into account any potential corridor adjustments.  A one-quarter-percentage-point change in the discount rate would have changed the pension obligation at December 31, 2011 by approximately $78.0 and the OPEB obligation by approximately $12.9. Based on the Company’s benefit obligation as of December 31, 2011, a one-percentage-point increase in the assumed healthcare trend rate would increase the accumulated benefit obligation by $5.7 and decrease the projected 2012 OPEB credit by approximately $0.5 before tax.  A one-percentage-point decrease in the expected rate of return on pension plan assets would increase the projected 2012 pension expense by approximately $23.2 before tax.  As of December 31, 2011, the Company has reduced its expected rate of return on pension plan assets from 8.5% to 8.0% as a result of Management’s consideration of historical and projected investment returns in conjunction with the allocation of investments. This change in assumption has the effect of decreasing the expected return on plan assets component of pension expense by approximately $11.6 in 2012.

Asset Impairment

The Company has various assets subject to possible impairment, including investments, property, plant and equipments, goodwill and other intangible assets. Each of these assets are subject to a review for impairment, if and when circumstances indicate that a loss in value below its carrying amount has occurred. Management’s judgment is used to evaluate the effect of changes in operations and to estimate future cash flows to measure fair value.  Use of assumptions, such as forecasted growth rates and cost of capital, are generally considered as part of these analyses and based on Management’s judgment can result in different conclusions. Management believes its use of such data to be appropriate and consistent with internal projections.  The most recent annual goodwill impairment test indicated that the fair value of the Company’s reporting unit was substantially in excess of its carrying value. However, the Company’s businesses operate in highly cyclical industries and the valuation of these businesses can be expected to fluctuate, which may lead to impairment charges in future periods.

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

New Accounting Pronouncements

No new accounting pronouncement issued or effective during the 2011 fiscal year has had or is expected to have a material effect on the Company’s Consolidated Financial Statements.

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

The Company’s primary areas of market risk include changes in (a) interest rates, (b) the prices of raw materials and energy sources, and (c) foreign currency exchange rates. The Company manages interest rate risk by issuing variable- and fixed-rate debt, and had total long-term debt of $651.5 and $652.3 outstanding at December 31, 2011 and 2010, respectively. The amount outstanding at December 31, 2011, consisted of $552.2 of fixed-rate debt and $99.3 of variable-rate debt, prior to the IRB Refinancing. In addition, at December 31, 2011, the Company had $250.0 of short-term borrowings outstanding under its Credit Facility that bears interest at variable interest rates. No borrowings were outstanding under the Company’s credit facility at December 31, 2010. An increase in prevailing interest rates would increase interest expense and interest paid for the variable-rate debt. For example, a 1% increase in interest rates would result in an increase in annual interest expense of approximately $3.5 on the Company’s outstanding debt at December 31, 2011. As a result of the IRB Refinancing in February 2012 addressed above in Liquidity and Capital Resources, a higher proportion of the Company’s outstanding debt now has a fixed rate of interest and, therefore, the impact of a change in interest rates has been reduced from what it was as of December 31, 2011.

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

The Company uses cash-settled commodity price swaps and options (including collars) to hedge the market risk associated with the purchase of certain of its raw materials and energy requirements. Such hedges routinely are used with respect to a portion of the Company’s natural gas and nickel requirements and are sometimes used with respect to its aluminum, zinc, electricity and iron ore requirements. The Company’s hedging strategy is designed to protect it against excessive pricing volatility. However, abnormal price increases in any of these commodity markets might still negatively affect operating costs, as the Company does not typically hedge 100% of its exposure.

For derivatives designated in cash flow hedging relationships, the effective portion of the gains and losses from the use of these instruments for natural gas and electricity are recorded in accumulated other comprehensive income on the Consolidated Balance Sheets and recognized into cost of products sold in the same period as the earnings recognition of the associated underlying transaction. At December 31, 2011, accumulated other comprehensive income included $10.9 in unrealized after-tax losses for the fair value of these derivative instruments. All other commodity price swaps and options are marked to market and recognized into cost of products sold with the offset recognized as other current assets or other accrued liabilities. At December 31, 2011, accrued liabilities of $21.6 were included on the Consolidated Balance Sheets for the fair value of these commodity derivatives. At December 31, 2010, accrued liabilities of $0.1 and other current assets of $0.8 were included on the Consolidated Balance Sheets for the fair value of these commodity derivatives.

The following table presents the negative effect on pre-tax income of a hypothetical change in the fair value of derivative instruments outstanding at December 31, 2011, due to an assumed 10% and 25% decrease in the market price of each of the indicated commodities.

	Negative Effect on Pre-tax Income
Commodity Derivative	10% Decrease	25% Decrease
Natural Gas	$10.3	$24.7
Nickel	0.5	1.2
Zinc	1.8	4.4
Iron Ore	3.9	9.8

Because these instruments are structured and used as hedges, these hypothetical losses would be offset by the benefit of lower prices paid for the physical commodity used in the normal production cycle. The Company currently does not enter into swap or option contracts for trading purposes.

The Company also is subject to risks of exchange rate fluctuations on a small portion of intercompany receivables that are denominated in foreign currencies. The Company uses forward currency contracts to manage exposures to certain of these currency price fluctuations. At December 31, 2011 and 2010, the Company had outstanding forward currency contracts with a total contract value of $16.9 and $23.4, respectively, for the sale of euros. At December 31, 2011 and 2010, other current assets of $1.0 and $0.2, respectively, were included on the Consolidated Balance Sheets for the fair value of these contracts. Based on the contracts outstanding at December 31, 2011, a 10% change in the dollar to euro exchange rate would result in an approximate $1.7 pretax impact on the value of these contracts on a mark-to-market basis, which would offset the effect of a change in the exchange rate on the underlying receivable.

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

Dated:	February 27, 2012	/s/ James A. Wainscott
James L. Wainscott
Chairman of the Board, President
and Chief Executive Officer

Dated:	February 27, 2012	/s/ Albert E. Ferrara, Jr.
Albert E. Ferrara, Jr.
Senior Vice President, Finance and
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
AK Steel Holding Corporation
West Chester, Ohio

We have audited the accompanying consolidated balance sheets of AK Steel Holding Corporation and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the accompanying consolidated financial statements, the Company has changed its method of presenting comprehensive income in 2011, due to the adoption of Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Cincinnati, Ohio
February 27, 2012

AK STEEL HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2011, 2010 and 2009
(dollars in millions, except per share data)
	2011	2010	2009

Net sales	$6,468.0	$5,968.3	$4,076.8

Cost of products sold (exclusive of items shown below)	6,036.8	5,643.2	3,725.6
Selling and administrative expenses (exclusive of items shown below)	215.4	204.0	188.3
Depreciation	185.0	197.1	204.6
Pension and OPEB expense (income) (exclusive of corridor charge shown below)	(36.0)	(14.9)	28.4
Pension corridor charge	268.1	—	—
Other operating items:
Ashland coke plant shutdown charges	—	63.7	—
Butler retiree benefit settlement costs	—	9.1	—

Total operating costs	6,669.3	6,102.2	4,146.9

Operating profit (loss)	(201.3)	(133.9)	(70.1)

Interest expense	47.5	33.0	37.0
Other income (expense)	(5.3)	(7.6)	9.1

Income (loss) before income taxes	(254.1)	(174.5)	(98.0)

Income tax provision due to tax law changes	2.0	25.3	5.1
Income tax provision (benefit)	(96.0)	(69.1)	(25.1)
Total income tax provision (benefit)	(94.0)	(43.8)	(20.0)

Net income (loss)	(160.1)	(130.7)	(78.0)
Less: Net loss attributable to noncontrolling interests	(4.5)	(1.8)	(3.4)

Net income (loss) attributable to AK Steel Holding Corporation	$(155.6)	$(128.9)	$(74.6)

Basic and diluted earnings per share:
Net income (loss) attributable to AK Steel Holding Corporation common stockholders	$(1.41)	$(1.17)	$(0.68)

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2011, 2010 and 2009
(dollars in millions)
	2011	2010	2009
Other comprehensive income (loss), before tax:
Foreign currency translation gain (loss)	$(0.7)	$(0.8)	$1.0
Cash flow hedges:
Gains (losses) arising in period	(21.0)	(23.2)	(19.3)
Reclassification of losses (gains) to net income (loss)	4.0	29.1	62.2
Unrealized holding gains (losses) on securities:
Unrealized holding gains (losses) arising in period	(0.5)	1.7	3.7
Reclassification of losses (gains) to net income (loss)	—	0.3	—
Pension and OPEB plans:
Prior service cost arising in period	(20.6)	1.1	0.3
Reclassification of prior service cost (credits) included in net income (loss)	(58.5)	(76.0)	(75.9)
Gains (losses) arising in period	(319.4)	(64.8)	23.0
Reclassification of losses (gains) included in net income (loss)	272.0	13.1	14.6
Other comprehensive income (loss), before tax	(144.7)	(119.5)	9.6
Income tax provision (benefit)	(54.8)	(44.2)	1.3
Other comprehensive income (loss)	(89.9)	(75.3)	8.3
Net income (loss) attributable to AK Steel Holding Corporation	(155.6)	(128.9)	(74.6)

Comprehensive income (loss) attributable to AK Steel Holding Corporation	$(245.5)	$(204.2)	$(66.3)

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2011 and 2010
(dollars in millions, except per share data)
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$42.0	$216.8
Accounts receivable, net	564.2	482.8
Inventory, net	418.7	448.7
Deferred tax assets, current	216.5	225.7
Other current assets	33.0	30.1
Total current assets	1,274.4	1,404.1
Property, plant and equipment	5,967.2	5,668.2
Accumulated depreciation	(3,797.0)	(3,635.0)
Property, plant and equipment, net	2,170.2	2,033.2
Other non-current assets:
Investment in AFSG Holdings, Inc.	55.6	55.6
Investment in Magnetation LLC	101.2	—
Goodwill	37.1	37.1
Deferred tax assets, non-current	716.5	581.5
Other non-current assets	94.9	77.1
Total other non-current assets	1,005.3	751.3
TOTAL ASSETS	$4,449.9	$4,188.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings under credit facility	$250.0	$—
Accounts payable	583.6	553.1
Accrued liabilities	172.8	145.0
Current portion of long-term debt	0.7	0.7
Current portion of pension and other postretirement benefit obligations	130.0	145.7
Total current liabilities	1,137.1	844.5
Non-current liabilities:
Long-term debt	650.0	650.6
Pension and other postretirement benefit obligations	1,744.8	1,706.0
Other non-current liabilities	540.8	346.4
Total non-current liabilities	2,935.6	2,703.0
TOTAL LIABILITIES	4,072.7	3,547.5
Commitments and contingencies
Stockholders’ equity:
Preferred stock, authorized 25,000,000 shares	—	—
Common stock, authorized 200,000,000 shares of $.01 par value each; issued 123,229,210 and 122,829,975 shares in 2011 and 2010; outstanding 110,284,228 and 109,986,790 shares in 2011 and 2010	1.2	1.2
Additional paid-in capital	1,922.2	1,909.4
Treasury stock, common shares at cost, 12,944,982 and 12,843,185 shares in 2011 and 2010	(171.6)	(170.1)
Accumulated deficit	(1,366.0)	(1,188.4)
Accumulated other comprehensive income	2.7	92.6
Total AK Steel Holding Corporation stockholders’ equity	388.5	644.7
Noncontrolling interests	(11.3)	(3.6)
TOTAL STOCKHOLDERS’ EQUITY	377.2	641.1
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,449.9	$4,188.6

The Consolidated Balance Sheets as of December 31, 2011 and 2010, include the following amounts related to consolidated variable interest entities. See Note 14 for more information concerning variable interest entities.

	2011	2010
SunCoke Middletown
Accounts receivable, net	$0.6	$—
Inventory, net	23.8	—
Property, plant and equipment	432.3	240.6
Accumulated depreciation	(1.4)	—
Accounts payable	29.8	19.5
Accrued liabilities	2.1	0.5
Other non-current liabilities	436.8	226.2
Non-controlling interests	(13.4)	(5.6)

Other variable interest entities
Property, plant and equipment	$11.2	$11.0
Accumulated depreciation	(8.6)	(8.3)
Other assets (liabilities), net	1.6	1.5
Non-controlling interests	2.1	2.0

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2011, 2010 and 2009
(dollars in millions)
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$(160.1)	$(130.7)	$(78.0)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	185.0	197.1	204.6
Amortization	15.5	16.8	12.1
Provision for doubtful accounts	(1.1)	1.4	7.2
Deferred income taxes	(92.7)	(37.7)	47.3
Contributions to pension trust	(170.0)	(110.0)	(210.0)
Ashland coke plant shutdown charges	—	63.7	—
Butler retiree benefit settlement costs	—	9.1	—
Pension corridor charge	268.1	—	—
Contributions to Middletown and Butler retirees VEBAs	(87.6)	(65.0)	(65.0)
Other operating items, net	14.6	43.4	82.5
Changes in assets and liabilities:
Accounts receivable	(81.3)	(21.1)	(1.0)
Accounts receivable—SunCoke Middletown	0.5	(1.7)	—
Inventories	55.1	(32.0)	150.1
Inventories—SunCoke Middletown	(23.8)	—	—
Accounts payable and other current liabilities	35.8	14.0	(8.5)
Accounts payable and other current liabilities—SunCoke Middletown	14.0	1.9	(1.9)
Other assets	(13.1)	26.6	10.2
Other assets—SunCoke Middletown	—	0.1	(0.1)
Pension obligations	(3.9)	14.1	49.9
Postretirement benefit obligations	(110.8)	(118.8)	(108.5)
Other liabilities	(24.7)	(3.6)	(32.1)
Net cash flows from operating activities	(180.5)	(132.4)	58.8

Cash flows from investing activities:
Capital investments	(101.1)	(117.1)	(109.5)
Capital investments—SunCoke Middletown	(195.0)	(149.2)	(24.0)
Investments in Magnetation LLC and AK Coal Resources	(125.4)	—	—
Other investing items, net	1.3	—	0.1
Net cash flows from investing activities	(420.2)	(266.3)	(133.4)

Cash flows from financing activities:
Net borrowings under credit facility	250.0	—	—
Proceeds from issuance of long-term debt	—	549.1	—
Redemption of long-term debt	(0.7)	(506.3)	(23.5)
Debt issuance costs	(10.1)	(11.3)	—
Proceeds from exercise of stock options	0.2	1.3	0.5
Purchase of treasury stock	(1.5)	(7.9)	(11.4)
Common stock dividends paid	(22.0)	(22.0)	(22.0)
Advances from noncontrolling interest owner to SunCoke Middletown	210.7	151.7	29.0
Other financing items, net	(0.7)	(0.8)	1.0
Net cash flows from financing activities	425.9	153.8	(26.4)

Net decrease in cash and cash equivalents	(174.8)	(244.9)	(101.0)
Cash and cash equivalents, beginning of year	216.8	461.7	562.7
Cash and cash equivalents, end of year	$42.0	$216.8	$461.7

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in millions)

	Common Stock	Addi- tional Paid-In- Capital	Treasury Stock	Accum- ulated Deficit	Accum- ulated Other Compre- hensive Income	Noncon- trolling Interests	Total
December 31, 2008	$1.2	$1,898.9	$(150.8)	$(940.9)	$159.6	$2.7	$970.7
Net income (loss)				(74.6)		(3.4)	(78.0)
Share-based compensation		13.1					13.1
Stock options exercised		0.5					0.5
Tax provision from common stock compensation		(1.1)					(1.1)
Purchase of treasury stock			(11.4)				(11.4)
Change in accumulated other comprehensive income					8.3		8.3
Common stock dividends				(22.0)			(22.0)
December 31, 2009	$1.2	$1,911.4	$(162.2)	$(1,037.5)	$167.9	$(0.7)	$880.1

Net income (loss)				(128.9)			(128.9)
Noncontrolling interests—net income (loss)						(2.9)	(2.9)
Share-based compensation		15.8					15.8
Stock options exercised		1.3					1.3
Tax provision from common stock compensation		(19.1)					(19.1)
Purchase of treasury stock			(7.9)				(7.9)
Change in accumulated other comprehensive income					(75.3)		(75.3)
Common stock dividends				(22.0)			(22.0)
December 31, 2010	$1.2	$1,909.4	$(170.1)	$(1,188.4)	$92.6	$(3.6)	$641.1

Net income (loss)				(155.6)		(4.5)	(160.1)
Share-based compensation		14.9					14.9
Stock options exercised		0.2					0.2
Tax provision from common stock compensation		(2.3)					(2.3)
Purchase of treasury stock			(1.5)				(1.5)
Change in accumulated other comprehensive income					(89.9)		(89.9)
Common stock dividends				(22.0)			(22.0)
Distributions to noncontrolling interests						(3.2)	(3.2)
December 31, 2011	$1.2	$1,922.2	$(171.6)	$(1,366.0)	$2.7	$(11.3)	$377.2

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share amounts or as otherwise specifically noted)

NOTE 1 - Summary of Significant Accounting Policies

Basis of Presentation: These financial statements consolidate the operations and accounts of AK Steel Holding Corporation (“AK Holding”), its wholly-owned subsidiary AK Steel Corporation (“AK Steel,” and together with AK Holding, the “Company”), all subsidiaries in which the Company has a controlling interest, and two variable interest entities for which the Company is the primary beneficiary.  The Company also operates European trading companies that buy and sell steel and steel products and other materials. All intercompany transactions and balances have been eliminated.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the amounts reported.  These estimates are based on historical experience and information that is available to management about current events and actions the Company may take in the future.  Significant items subject to estimates and assumptions include the carrying value of long-lived assets, including goodwill; valuation allowances for receivables, inventories and deferred income tax assets; legal and environmental liabilities; workers compensation and asbestos liabilities; share-based compensation; investment in AFSG Holdings, Inc.; excess cost of operations; and assets and obligations related to employee benefit plans.  There can be no assurance that actual results will not differ from these estimates.

Revenue Recognition: Revenue from sales of products is recognized at the time that title and the risks and rewards of ownership pass.  This is when the products are shipped per customers’ instructions, the sales price is fixed or determinable, and collection is reasonably assured. Revenue is not recognized for sales taxes collected from customers; rather these taxes are recorded on a net basis in the Consolidated Statements of Operations.

Costs of Products Sold: Cost of products sold consists primarily of raw materials, energy costs, supplies consumed in the manufacturing process, manufacturing labor, contract labor and direct overhead expense necessary to manufacture the finished steel product, as well as distribution and warehousing costs.  The Company’s proportionate shares of the income (loss) of investments in associated companies accounted for under the equity method are included in costs of products sold since these operations are integrated with the Company’s overall steelmaking operations, except for its proportionate shares of the income (loss) of Magnetation LLC that is included in other income (expense). Operating profit (loss) includes income (loss) from equity companies of $8.4, $3.7 and $(2.0) in 2011, 2010 and 2009, respectively.

Share-Based Compensation: Compensation costs related to all stock awards granted under the Company’s Stock Incentive Plan are charged against income during their vesting period using the straight-line method.

Income Taxes: The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. Deferred tax assets do not include certain amounts that arise from tax deductions related to share-based compensation in excess of compensation recognized for financial reporting when net operating loss carryforwards are created.  The Company uses tax law ordering for purposes of determining when excess tax benefits have been realized.

Earnings per Share: Earnings per share is calculated using the “two-class” method. Under the “two-class” method, undistributed earnings are allocated to both common shares and participating securities. The sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders is divided by the weighted-average number of common shares outstanding during the period. The restricted stock granted by AK Holding is entitled to dividends and meets the criteria of a participating security.

Cash Equivalents: Cash equivalents include short-term, highly-liquid investments that are readily convertible to known amounts of cash and are of an original maturity of three months or less.

Inventories: Inventories are valued at the lower of cost or market. The cost of the majority of inventories is measured on the last-in, first-out (LIFO) method. Other inventories are measured principally at average cost and consist mostly of foreign inventories and certain raw materials.

Property, Plant and Equipment: Plant and equipment are depreciated under the straight-line method over their estimated lives.  Estimated lives are as follows: land improvements over 20 years, leaseholds over the life of the lease, buildings over 40 years and machinery and equipment over two to 20 years.  The estimated weighted-average life of the Company’s machinery and equipment is 17.8 years.  The Company recognizes costs associated with major maintenance activities at its operating facilities in the period in which they occur.

The Company reviews the carrying value of long-lived assets to be held and used and long-lived assets to be disposed of when events and circumstances warrant such a review.  If the carrying value of a long-lived asset exceeds its fair value an impairment has occurred and a loss is recognized based on the amount by which the carrying value exceeds the fair value, less cost to dispose, for assets to be sold or abandoned.  Fair value is determined using quoted market prices, estimates based on prices of similar assets or anticipated cash flows discounted at a rate commensurate with risk.

Investments: The Company has investments in associated companies that are accounted for under the equity method.  Each of these investments is subject to a review for impairment when circumstances indicate that a loss in value below its carrying amount is other than temporary.  No impairment was recorded in 2011, 2010 or 2009.

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

Goodwill: Goodwill relates primarily to the Company’s tubular business and is reviewed for possible impairment at least annually.  Considering operating results and the estimated fair value of the business, the most recent annual goodwill impairment test indicated that the fair value of the Company’s reporting unit was substantially in excess of its carrying value. No goodwill impairment was recorded as a result of the 2011, 2010 and 2009 annual reviews.

Pension and Other Postretirement Benefits: The Company recognizes in income, as of the Company’s measurement date, any unrecognized actuarial net gains or losses that exceed 10% of the larger of the projected benefit obligations or the plan assets, defined as the “corridor”.  Prior to January 31, 2009, amounts inside this corridor were amortized over the average remaining service life of active plan participants.  Effective January 31, 2009, the date of the “lock and freeze” of a defined benefit pension plan covering all salaried employees, the Company began to amortize actuarial gains and losses over the plan participants’ life expectancy.  Actuarial net gains and losses occur when actual experience differs from the assumptions used to value the plans.

Concentrations of Credit Risk: The Company operates in a single business segment and is primarily a producer of carbon, stainless and electrical steels and steel products, which are sold to a number of markets, including automotive, industrial machinery and equipment, construction, power distribution and appliances.  The following presents net sales by product line:

	2011	2010	2009
Stainless and electrical	$2,188.9	$2,136.9	$1,736.2
Carbon	4,009.5	3,620.1	2,207.6
Tubular	247.7	210.7	131.7
Other	21.9	0.6	1.3
Total	$6,468.0	$5,968.3	$4,076.8

The following sets forth the percentage of the Company’s net sales attributable to various markets:

	2011	2010	2009
Automotive	36%	36%	36%
Infrastructure and Manufacturing	24%	25%	31%
Distributors and Converters	40%	39%	33%

The Company sells domestically to customers primarily in the Midwestern and Eastern United States and to foreign customers, primarily in Canada, Mexico and Western Europe.  Net sales to customers located outside the United States totaled $946.4, $823.3 and $767.0 for 2011, 2010 and 2009, respectively. No customer accounted for more than 10% of net sales of the Company during 2011, 2010 and 2009.

Approximately 34% and 28% of trade receivables outstanding at December 31, 2011 and 2010, respectively, are due from businesses associated with the U.S. automotive industry.  Except in a few situations where the risk warrants it, collateral is not required on trade receivables.  While the Company believes its recorded trade receivables will be collected, in the event of default the Company would follow normal collection procedures. The Company maintains an allowance for doubtful accounts as a reserve for the loss that would be incurred if a customer is unable to pay amounts due to the Company.  The Company determines this reserve based on various factors, including the customer’s financial condition.

Union Contracts: At December 31, 2011, the Company employed approximately 6,600 employees, of which approximately 5,000 are represented by labor unions under various contracts that currently will expire between 2012 and 2015.  An agreement with the United

Auto Workers, Local 4104, which represents approximately 180 employees at the Company’s Zanesville Works, is scheduled to expire on May 20, 2012. An agreement with the United Auto Workers, Local 3303, which represents approximately 1,280 employees at the Company’s Butler Works, is scheduled to expire on September 30, 2012.

Financial Instruments: Investments in debt securities are classified as held-to-maturity because the Company has the positive intent and ability to hold the securities to maturity.  Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity.  Investments in equity securities are classified as available-for-sale.  Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in other comprehensive income.  Realized gains and losses on sales of available-for-sale securities are computed based upon initial cost adjusted for any other than temporary declines in fair value.  The Company has no investments that are considered to be trading securities. Debt and equity securities are subject to a review for impairment when circumstances indicate that a loss in value is other than temporary.

The Company is a party to derivative instruments that are designated and qualify as hedges for accounting purposes.  The Company may also enter into derivative instruments to which it does not apply hedge accounting treatment.  The Company’s objective in using these instruments is to protect its earnings and cash flows from fluctuations in the fair value of selected commodities and currencies.

The Company’s income and cash flows may be affected by fluctuations in the price of certain commodities used in its production processes.  The Company has implemented raw material and energy surcharges for its spot market customers and some of its contract customers.  For certain commodities where such exposure exists, the Company may use cash-settled commodity price swaps, collars and purchase options, with a duration of up to three years, to hedge the price of a portion of its natural gas, iron ore, electricity, aluminum, zinc and nickel requirements.  The Company designates the natural gas, iron ore and electricity instruments as cash flow hedges and the effective portion of the changes in their fair value and settlements are recorded in accumulated other comprehensive income.  Gains and losses are subsequently reclassified from accumulated other comprehensive income (loss) and recognized into cost of products sold in the same period as the earnings recognition of the associated underlying transaction.  The aluminum, zinc and nickel hedges are marked to market and recognized into cost of products sold with the offset recognized as current assets or accrued liabilities.

In addition, the Company is subject to risks associated with exchange rate fluctuations on monies received from its European subsidiaries and other customers invoiced in European currencies.  In order to mitigate this risk, the Company has entered into a series of agreements for the forward sale of euros at fixed dollar rates.  The forward contracts are entered into with durations of up to a year.  A typical contract is used as a cash flow hedge for the period from when an order is taken to when a sale is recognized, at which time it converts into a fair value hedge of a euro-denominated receivable.  The Company does not classify these derivatives as hedges for accounting purposes and the hedges are marked to market on a quarterly basis with the expense or income recorded in other income (expense).

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

Asbestos and Environmental Reserves: The Company is, and has been for a number of years, in the process of remediating sites where hazardous material may have been released, including sites no longer owned by the Company.  In addition, a number of lawsuits alleging asbestos exposure have been filed and continue to be filed against the Company.  The Company has established reserves for estimated probable costs related to asbestos claim settlements and environmental investigation, monitoring and remediation.  If the reserves are not adequate to meet future claims, operating results and cash flows may be negatively affected.  The reserves do not consider the potential for insurance recoveries, for which the Company has partial insurance coverage for some future asbestos claims.  In addition, some existing insurance policies covering asbestos and environmental contingencies may serve to partially mitigate future covered expenditures.

New Accounting Pronouncements: No new accounting pronouncement issued or effective during the 2011 fiscal year has had or is expected to have a material effect on the Company’s Consolidated Financial Statements. As of December 31, 2011, the Company changed its method of presenting comprehensive income in accordance with the Financial Accounting Standards Board’s accounting standard update and retrospectively applied the guidance to the prior periods presented.

Reclassifications: Certain reclassifications of prior-year amounts have been made to conform to the current year presentation. Amounts for pension and OPEB expense (income) have been separately disclosed on the Consolidated Statement of Operations. These amounts had been included as part of costs of products sold and selling and administrative expenses in prior years.

NOTE 2 - Acquisitions

On October 4, 2011, the Company acquired a 49.9% equity interest in Magnetation JV, a joint venture that produces iron ore concentrate and is headquartered in Grand Rapids, Minnesota. Magnetation JV intends to construct and operate additional concentrate plants and a pelletizing plant to produce iron ore pellets to be consumed by the Company. In a separate transaction on the same day, the Company also acquired all of the stock of Solar Fuel Company, Inc. (“Solar”), a company with significant reserves of low-volatile metallurgical coal in Somerset County, Pennsylvania. These investments represent a major step forward in becoming more vertically integrated, the Company’s top strategic initiative. The acquisitions will gradually provide the Company with a low-cost supply of high-quality iron ore and metallurgical coal for its steelmaking operations, as well as a financial hedge against global market price increases. Additional information concerning each of these strategic transactions is set forth below.

Iron Ore Transaction

On October 4, 2011, AK Steel entered into a joint venture whereby it acquired a 49.9% interest in Magnetation JV. Magnetation JV utilizes magnetic separation technology to recover iron ore from existing stockpiles of previously-mined material. The primary initial contributions of the other party to the joint venture, Magnetation, Inc., a private Minnesota company, consisted of plant assets and a license of its proprietary technology to the Magnetation JV. That other party will oversee the day-to-day operations of Magnetation JV by providing management and administrative services through a management services agreement. See Note 14 for more information concerning Magnetation JV.

Metallurgical Coal Transaction

In a separate transaction on October 4, 2011, AK Steel acquired 100% of the stock of a company now known as AK Coal. AK Coal controls, through ownership or lease, significant reserves of low-volatile metallurgical coal, which is used to produce coke needed for iron-making blast furnaces. AK Steel agreed to pay $36.0 for the stock, consisting of a $24.0 payment made at closing on October 4, 2011, and payments of $2.0, $3.0 and $7.0 on the first, second and third anniversaries of the closing date. The Company has allocated the cost of the investment of $35.3 (calculated using the fair value of the note payable) primarily to coal reserves (included in land, land improvements and leaseholds) for $53.4 and deferred tax liabilities for $19.5, to reflect the difference in tax and book basis. At the present time, AK Coal leases a portion of its reserves to third party miners and collects royalties from their production. The balance of its coal reserves is not currently being mined. AK Steel has commenced development of a mining plan and will seek the necessary permits to mine the coal. Commencement of mining operations and coal production is contingent upon, among other things, obtaining all necessary permits and making necessary capital investments in equipment.

NOTE 3 - Supplementary Financial Statement Information

Related Party Transactions

The Company regularly transacts business with its equity investees—Combined Metals of Chicago, LLC and Rockport Roll Shop LLC.  The following relates to the Company’s transactions with these equity investees for the years indicated:

	2011	2010	2009
Sales to equity investees	$52.8	$41.2	$14.1
Purchases from equity investees	12.4	16.1	14.0

The following is the Company’s outstanding receivables and payables with the equity investees as of the end of the year indicated:

	2011	2010
Accounts receivable from equity investees	$2.7	$2.1
Accounts payable to equity investees	0.9	1.0
Notes receivable from equity investees	7.6	7.6

Research and Development Costs

The Company conducts a broad range of research and development activities aimed at improving existing products and manufacturing processes and developing new products and processes.  Research and development costs, which are recorded as expense when incurred, totaled $13.2, $9.7 and $6.2 in 2011, 2010 and 2009, respectively.

Allowance for Doubtful Accounts

The following shows changes in the allowance for doubtful accounts for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Balance at beginning of year	$13.1	$13.4	$11.8
Increase (decrease) in reserve	(1.1)	1.4	7.2
Receivables written off	(0.1)	(1.7)	(5.6)
Balance at end of year	$11.9	$13.1	$13.4

Inventories

Inventories as of December 31, 2011 and 2010, consist of:

	2011	2010
Finished and semi-finished	$640.1	$702.2
Raw materials	302.6	260.7
Total cost	942.7	962.9
Adjustment to state inventories at LIFO value	(524.0)	(514.2)
Net inventories	$418.7	$448.7

During 2011, 2010 and 2009, liquidation of LIFO layers generated income of $109.9, $13.0 and $96.8, respectively.

The following shows changes in the LIFO reserve for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Balance at beginning of year	$514.2	$405.2	$822.4
Change in reserve	9.8	109.0	(417.2)
Balance at end of year	$524.0	$514.2	$405.2

Property, Plant and Equipment

The Company’s property, plant and equipment balances as of December 31, 2011 and 2010 are as follows:

	2011	2010
Land, land improvements and leaseholds	$217.2	$154.7
Buildings	397.8	363.8
Machinery and equipment	5,303.9	4,688.8
Construction in progress	48.3	460.9
Total	5,967.2	5,668.2
Less accumulated depreciation	(3,797.0)	(3,635.0)
Property, plant and equipment, net	$2,170.2	$2,033.2

The amount of interest on capital projects capitalized in 2011, 2010 and 2009 was $6.7, $10.1 and $7.8, respectively.

During December 2010, the Company announced that it was permanently closing its Ashland, Kentucky coke plant during the first half of 2011 and recognized an approximate $45.9 impairment charge for the coke plant assets in the fourth quarter of 2010. The Company had historically considered the Ashland coke plant as a part of a collective asset grouping that included the operations of all the Company’s steelmaking facilities.  The Ashland coke plant produced coke, a commodity that is readily obtainable in the market.  In 2010, the Company concluded that it could purchase coke at a price significantly below the cost to produce such coke at Ashland.  As a result, the Company decided in late 2010 to permanently close the Ashland coke plant.  Effectively, the Company viewed this as a make-versus-buy decision and decided to buy because it concluded that it is more beneficial to the Company to buy coke rather than continue to produce it at Ashland.  As such, the Company determined that the Ashland coke facility was no longer a part of the “integrated process”, as the product produced there could be replaced cost-effectively in the market.  The change that led to this determination was the added cost to produce coke resulting from increased maintenance cost due to age and more stringent environmental regulations.  As it relates to asset groupings, the Company views this as an isolated situation that stemmed from the change in the cost-competitiveness of the Ashland coke plant.  The Company has not changed its view of its other facilities from an integrated-process perspective.

Asset Retirement Obligations

The following reflects changes in the carrying amounts of asset retirement obligations for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Balance at beginning of year	$5.3	$4.9	$4.4
Accretion expense	0.5	0.4	0.5
Balance at end of year	$5.8	$5.3	$4.9

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

The United States and foreign components of income (loss) before income taxes consist of the following:

	2011	2010	2009
United States	$(259.8)	$(179.9)	$(94.7)
Foreign	5.7	5.4	(3.3)
Income (loss) before income taxes	$(254.1)	$(174.5)	$(98.0)

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2011 and 2010 are as follows:

	2011	2010
Deferred tax assets:
Net operating loss and tax credit carryforwards	$492.4	$295.1
Postretirement benefit reserves	275.7	303.7
Pension reserves	376.8	392.9
Other reserves	82.7	84.9
Inventories	118.6	137.6
Valuation allowance	(22.3)	(21.6)
Total deferred tax assets	1,323.9	1,192.6
Deferred tax liabilities:
Depreciable assets	(390.9)	(385.4)
Total deferred tax liabilities	(390.9)	(385.4)
Net deferred tax assets	$933.0	$807.2

Deferred taxes include the income tax effect of temporary differences between financial reporting and tax reporting.  Temporary differences represent the cumulative taxable or deductible amounts recorded in the Consolidated Financial Statements in different years than recognized in the tax returns.  The postretirement benefit difference includes amounts expensed in the Consolidated Financial Statements for healthcare, life insurance and other postretirement benefits, which become deductible in the tax return upon payment or funding in qualified trusts.  Other temporary differences represent principally various expenses accrued for financial reporting purposes that are not deductible for tax reporting purposes until paid.  The inventory difference relates primarily to differences in the LIFO reserve and tax overhead capitalized in excess of book amounts.  The depreciable assets temporary difference represents generally tax depreciation in excess of financial statement depreciation. Net operating losses and tax credit carryforwards may be used to offset future taxable income, and their benefit is reflected in the deferred tax assets.

The Company regularly evaluates the need for a valuation allowance for deferred tax assets by assessing whether it is more likely than not that it will realize the deferred tax assets in the future. A valuation allowance assessment is performed each reporting period, with any additions or adjustments reflected in earnings in the period of assessment. In assessing the need for a valuation allowance, the

Company has considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets for each jurisdiction. The Company has considered negative evidence, including a cumulative loss in recent periods and the effects of increased competition in the markets served by the Company on its ability to generate future taxable income. That includes increased competition in North America as a result of new or expanded production capacity added by domestic competitors of the Company, as well as increased imports from foreign producers. In general, the existence of cumulative losses in recent periods is deemed to be a significant piece of objective negative evidence. However, the Company has historical evidence that the steel industry and the Company operate in business cycles of seven to ten years and therefore attributes significant weight to the profitability of the Company over these business cycles in evaluating the Company’s ability to generate future taxable income. In concluding that it is more likely than not that the Company will generate sufficient future taxable income to realize its deferred tax assets, the Company has considered the following positive and negative evidence:

•	The Company’s historical operating results, including the lack of prior expired federal loss carryforwards during the Company’s prior business cycles

•	Long historical Company and steel industry business cycles of seven to ten years and a current projection of positive earnings as the Company emerges from the recent cycle trough

•	Lengthy loss carryforward periods

◦	Federal net operating loss carryforwards do not begin to expire until 2023 and over 90% of those loss carryforwards have more than 17 years remaining before expiration

◦
Temporary differences other than loss carryforwards will have a 20-year carryforward period for federal purposes from the year of deduction on the tax return if the Company is in a loss carryforward position at that time; otherwise they will reduce taxable earnings in the year of deduction

•	Timing of future reversals of existing taxable temporary differences

•
Projections of future taxable income, which take into consideration both positive and negative factors, sufficient to realize deferred tax assets related to loss carryforwards prior to their expiration and other temporary differences, including:

◦	The slow but steady recovery in the United States, the Company’s primary geographic market, from the effects of the recession

◦	Positive effect on projections of future taxable income from the Company’s late-2011 investments in Magnetation JV and AK Coal

◦
Positive effects of recent Company actions to improve financial results from future operations, including the shutdown of the Ashland coke plant; implementation of cost reduction actions, including scrap reduction initiatives and reductions in employee benefit obligations; the operating benefits from the newly-installed Butler Works electric arc furnace; and benefits from the agreement with SunCoke Middletown to purchase coke and energy

◦	Improving industry outlooks for key customers in the North American auto market and, to a lesser extent, the home building sector over the next several years from record low levels in 2009

◦	The estimated negative effects of increased competition in the markets served by the Company

◦	Effect on the projections of future taxable income of the selection of alternative key assumptions, including those associated with our pension and other postretirement benefit obligations

The Company has concluded that the above-noted objective and subjective positive evidence outweighs the noted negative evidence and, accordingly, that as of December 31, 2011, it is more likely than not to realize all of its federal and most of its state deferred tax assets. The Company has recorded a valuation allowance of $22.3 as of December 31, 2011, related to loss carryforwards and tax credits in certain states that have relatively short carryforward periods and annual limits on how much loss carryforward can be used to offset future taxable income.

The following reflects changes in the valuation allowance for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Balance at beginning of year	$21.6	$18.4	$16.9
Change in reserve	0.7	3.2	1.5
Balance at end of year	$22.3	$21.6	$18.4

At December 31, 2011, the Company had $1,358.8 in federal regular net operating loss carryforwards, and $1,260.9 in federal Alternative Minimum Tax (“AMT”) net operating loss carryforwards, which will begin to expire in 2023, with most expiring between 2028 and 2031.  At December 31, 2011, the Company had unused AMT credit carryforwards of $24.1 and research and development (“R&D”) credit carryforwards of $1.2. These loss and credit carryforwards may be used to offset future regular and AMT income tax liabilities.  These unused AMT credits can be carried forward indefinitely and the R&D credits don't begin to expire until 2027. At December 31, 2011, the Company had $59.4 in deferred tax assets before consideration of valuation allowances for state net operating loss carryforwards and tax credit carryforwards, which will expire between 2012 and 2031.

As of December 31, 2011, there were $21.0 of unrecognized deferred tax assets that arose from tax deductions related to share-based compensation in excess of compensation recognized for financial reporting when net operating loss carryforwards were created.  Additional paid-in capital will be increased when such deferred tax assets are ultimately realized.

Significant components of the provision (benefit) for income taxes are as follows:

	2011	2010	2009
Current:
Federal	$(2.6)	$(1.2)	$(44.1)
State	(2.3)	(1.8)	0.9
Foreign	1.8	1.8	0.3
Deferred:
Federal	(84.9)	(37.6)	14.6
State	(6.0)	(5.0)	8.3
Total income tax provision (benefit)	$(94.0)	$(43.8)	$(20.0)

The Company recognized non-cash tax charges of $2.0 and $5.1 in 2011 and 2009, respectively, as part of its income tax provision (benefit) as a result of state tax law changes.  These tax charges represent the net decrease in the value of the Company’s state deferred tax assets attributable to lower future effective state income tax rates resulting from the law changes. In 2010, the Company recorded a non-cash charge of $25.3 as a result of the Patient Protection and Affordable Care Act (the “Act”).  The charge is due to a reduction in the value of the Company’s deferred tax asset as a result of a change to the tax treatment associated with Medicare Part D reimbursements.  The Company expects to continue to receive Medicare Part D reimbursements notwithstanding passage of the Act.

The reconciliation of income tax on income (loss) before income taxes computed at the U.S. federal statutory tax rates to actual income tax expense (benefit) is as follows:

	2011	2010	2009
Income tax provision (benefit) at U.S. federal statutory rate	$(89.0)	$(61.1)	$(34.3)
State and foreign tax expense, net of federal tax	(9.9)	(8.8)	6.0
Effect of state law changes on deferred tax assets, net of federal tax	2.0	—	5.1
Effect of federal law change on deferred tax assets	—	25.3	—
Medicare Part D drug reimbursement	—	—	(0.4)
Other permanent differences	2.9	0.8	3.6
Total income tax provision (benefit)	$(94.0)	$(43.8)	$(20.0)

Federal, state and local tax returns of the Company and its subsidiaries are routinely subjected to examination by various taxing authorities.  Periods beginning in 2008 are open for examination by various taxing authorities, including state and local jurisdictions; however, taxing authorities have the ability to adjust net operating loss carryforwards from years prior to 2008.  The Company has established appropriate income tax reserves, and believes that the outcomes of future federal examinations as well as ongoing and future state and local examinations will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

The Company has undistributed earnings of foreign subsidiaries of approximately $18.6 at December 31, 2011. Deferred taxes have not been provided on these earnings since the balance is considered to be permanently invested in the Company’s foreign subsidiaries.  If such undistributed earnings were repatriated, it is estimated that the additional tax expense to be provided would be approximately $6.5.

The Company has not recognized certain tax benefits because of the uncertainty of realizing the entire value of the tax position taken on income tax returns upon review by the taxing authorities. These uncertain tax benefits will be included as an adjustment to income tax expense upon the expiration of the statutes of limitations or upon resolution with the taxing authorities.

A reconciliation of the change in federal unrecognized tax benefits for 2011, 2010 and 2009 is presented below:

	2011	2010	2009
Balance at beginning of year	$41.8	$41.4	$42.1
Increases (decreases) for prior year tax positions	(0.1)	0.2	(0.3)
Increases (decreases) for current year tax positions	(1.0)	0.2	—
Increases (decreases) related to settlements	—	—	(0.4)
Balance at end of year	$40.7	$41.8	$41.4

Included in the balance of federal unrecognized tax benefits at December 31, 2011 and 2010, are $34.0 and $34.0, respectively, of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of federal unrecognized tax benefits at December 31, 2011 and 2010, are $6.7 and $7.8, respectively, of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

A reconciliation of the change in state unrecognized tax benefits for 2011, 2010 and 2009 is presented below:

	2011	2010	2009
Balance at beginning of year	$8.5	$9.4	$11.6
Increases (decreases) for prior year tax positions	1.4	—	—
Increases (decreases) for current year tax positions	0.3	0.4	0.2
Increases (decreases) related to settlements	(0.2)	—	(0.9)
Decreases related to statute lapse	(1.5)	(1.3)	(1.5)
Balance at end of year	$8.5	$8.5	$9.4

Included in the balance of state unrecognized tax benefits at December 31, 2011 and 2010, are $7.3 and $6.8, respectively, of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of state unrecognized tax benefits at December 31, 2011 and 2010, are $1.2 and $1.7, respectively, of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

Accrued interest and penalties are included in the related tax liability line in the Consolidated Balance Sheets.  The following shows information related to the accrued interest and penalties for 2011, 2010 and 2009:

	Interest	Penalties	Total
Balance at December 31, 2008	$5.2	$2.1	$7.3
Increase (decrease)	(1.1)	(1.9)	(3.0)
Balance at December 31, 2009	4.1	0.2	4.3
Increase (decrease)	0.2	(0.1)	0.1
Balance at December 31, 2010	4.3	0.1	4.4
Increase (decrease)	(0.3)	(0.1)	(0.4)
Balance at December 31, 2011	$4.0	$—	$4.0

The Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change within twelve months of December 31, 2011.

NOTE 5 - Long-term Debt and Other Financing

At December 31, 2011 and 2010, the Company’s long-term debt balances, including current maturities, were as follows:

	2011	2010
7.625% Senior Notes due May 2020	$550.0	$550.0
Industrial Revenue Bonds due 2012 through 2030	101.5	102.3
Unamortized discount	(0.8)	(1.0)
Total debt	$650.7	$651.3

In May 2010, AK Steel issued $400.0 of 7.625% Senior Notes due 2020 (the “2020 Notes”) and subsequently retired all of the approximately

$504.0 in aggregate principal amount of outstanding 7.75% Senior Notes due 2012 (the “Old Notes”).  A charge of $1.5 for a redemption premium associated with the retirement of the debt was recorded in other income (expense) on the Company’s Consolidated Statements of Operations for the year ended December 31, 2010. In December 2010, the Company issued an additional $150.0 in aggregate principal amount of 2020 Notes as an add-on issuance under the same indentures governing the initial offering of 2020 Notes, resulting in $550.0 in aggregate principal amount of 2020 Notes outstanding.

In connection with the issuance of the 2020 Notes, AK Steel and AK Holding entered into indentures governing the 2020 Notes.  AK Holding, of which AK Steel is a wholly-owned subsidiary, fully and unconditionally, jointly and severally, guarantees the payment of interest, principal and premium, if any, on the 2020 Notes.

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

The Company has no significant scheduled debt maturities until May 2020 when its 2020 Notes mature.  At December 31, 2011, the maturities of long-term debt (excluding unamortized discount) are as follows:

Year	Debt Maturities
2012	$0.7
2013	0.7
2014	0.7
2015	0.1
2016	—
2017 and thereafter	649.3
Total debt maturities	$651.5

In April 2011, AK Steel entered into a new five-year, $1.0 billion asset-backed revolving credit facility (“Credit Facility”) with a group of lenders that expires in April 2016. In October 2011, AK Steel exercised a portion of the “accordion” feature of its Credit Facility, obtaining an additional $100.0 in credit commitments from lenders and increasing its total credit limit under the Credit Facility to $1.1 billion. The Credit Facility contains common restrictions, including limitations on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliate transactions. Availability is calculated as the lesser of the credit facility commitment or the Company’s eligible collateral after advance rates, less outstanding revolver borrowings and letters of credit. In addition, the Credit Facility requires maintenance of a minimum fixed charge coverage ratio of one to one if availability under the Credit Facility is less than $137.5. AK Holding is the sole guarantor of the Credit Facility. The Company does not expect any of these restrictions to affect or limit its ability to conduct its business in the ordinary course.

As of December 31, 2011, there were outstanding borrowings of $250.0 under the Credit Facility and availability was further reduced by $155.6 due to outstanding letters of credit, resulting in remaining availability of $516.7. The Company’s obligation under its Credit Facility is secured by its inventory and accounts receivable.  Thus, availability also may be reduced by a decline in the level of eligible collateral, which can fluctuate monthly under the terms of the Credit Facility.  The Company’s eligible collateral, after application of applicable advance rates, was $922.3 as of December 31, 2011. The weighted-average interest rate on the outstanding borrowings at December 31, 2011 was 2.3%.

In 1997, the Spencer County (IN) Redevelopment District (the “District”) issued $23.0 in taxable tax increment revenue bonds in conjunction with construction of Rockport Works.  Proceeds from the bond issue were used by the Company for the acquisition of land and site improvements at the facility.  The source of the District’s scheduled principal and interest payments through maturity in 2017 is a designated portion of the Company’s real and personal property tax payments.  The Company is obligated to pay any deficiency in the event its annual tax payments are insufficient to enable the District to make principal and interest payments when due.  In 2011, the Company made deficiency payments totaling $5.5.  At December 31, 2011, the remaining payments of principal and interest due through the year 2017 total $38.1.  The Company includes potential payments due in the coming year under this agreement in its annual property tax accrual.

During the period, the Company was in compliance with all the terms and conditions of its debt agreements.

During 2009, the Company repurchased $26.4 in aggregate principal amount of the Old Notes and recorded non-cash, pre-tax gains of approximately $3.6 as a result of the repurchases.  The repurchases were funded from the Company’s existing cash balances.

In February 2012, AK Steel refinanced (the “IRB Refinancing”) $73.3 aggregate principal amount of variable-rate tax-exempt industrial revenue bonds (“IRBs”). The IRBs had variable interest rates of 0.01% to 0.50% in 2011. The IRB Refinancing was accomplished through offerings of newly-issued fixed-rate tax-exempt IRBs in the same respective aggregate principal amounts as the prior IRBs that they replaced. The net proceeds of new IRBs will be used to redeem and extinguish the prior IRBs, which redemption will occur on or about March 13, 2012. The weighted-average fixed interest rate of the new IRBs is 6.8%.

The prior IRBs were backed by letters of credit, which had the effect of lowering availability under the Credit Facility and, accordingly, the Company’s liquidity. The new IRBs are not backed by letters of credit, but rather, are unsecured senior debt obligations of AK Steel. Thus, following the issuance of the new IRBs issuance and the IRB Redemption, the Company’s available credit under the Credit Facility will increase by $74.1 as a result of the IRB Refinancing without any increase in its aggregate principal amount of debt outstanding. This increase is subject to total availability under the Credit Facility, however, which is dependent upon levels of eligible collateral and can fluctuate monthly. After the issuance of the new IRBs and the IRB Redemption, the Company’s annual interest expense will be higher because of the higher fixed interest rate on the new IRBs.

NOTE 6 - Pension and Other Postretirement Benefits

Summary

The Company provides noncontributory pension and various healthcare and life insurance benefits to a significant portion of its employees and retirees.  Benefits are provided through defined benefit and defined contribution plans administered by the Company, as well as multiemployer plans for certain union members. The pension plan is not fully funded and, based on current assumptions, the Company plans to contribute approximately $170.0 to the master pension trust during 2012.  Of this total, $28.7 was made in the first quarter of 2012, leaving approximately $141.3 to be made during the remainder of 2012. The Company made $170.0 in contributions during 2011.  The Company expects to make approximately $79.8 in other postretirement benefit payments in 2012, as well as VEBA payments of $31.7 pursuant to the Butler Retiree Settlement.

Plan Obligations

The schedules below include amounts calculated based on benefit obligation and asset valuation measurement dates of December 31, 2011 and 2010.

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Change in benefit obligations:
Benefit obligations at beginning of year	$3,529.2	$3,494.8	$795.4	$876.6
Service cost	3.2	3.4	4.2	4.1
Interest cost	180.8	191.5	37.9	43.1
Plan participants’ contributions	—	—	29.4	29.5
Actuarial loss (gain)	141.4	156.2	18.1	27.9
Amendments	—	7.5	20.7	(8.6)
Contributions to Middletown and Butler retirees VEBAs	—	—	(87.6)	(65.0)
Benefits paid	(314.9)	(326.9)	(111.1)	(123.1)
Medicare subsidy reimbursement received	—	—	6.2	8.1
Special/contractual termination benefits	—	3.1	—	1.2
Incremental benefits paid related to preliminary injunction	—	—	—	1.6
Foreign currency exchange rate changes	(0.2)	(0.4)	—	—
Benefit obligations at end of year	$3,539.5	$3,529.2	$713.2	$795.4

Change in plan assets:
Fair value of plan assets at beginning of year	$2,472.9	$2,370.1	$—	$1.0
Actual gain on plan assets	47.6	314.9	—	—
Employer contributions	172.3	114.8	75.5	84.5
Plan participants’ contributions	—	—	29.4	29.5
Benefits paid	(314.9)	(326.9)	(111.1)	(123.1)
Medicare subsidy reimbursement received	—	—	6.2	8.1
Fair value of plan assets at end of year	$2,377.9	$2,472.9	$—	$—
Funded status	$(1,161.6)	$(1,056.3)	$(713.2)	$(795.4)

Amounts recognized in the consolidated balance sheets:
Current liabilities	$(23.6)	$(5.3)	$(106.4)	$(140.4)
Noncurrent liabilities	(1,138.0)	(1,051.0)	(606.8)	(655.0)
Net amount recognized	$(1,161.6)	$(1,056.3)	$(713.2)	$(795.4)

Amounts recognized in accumulated other comprehensive income, before tax:
Actuarial loss (gain)	$351.1	$336.8	$1.0	$(32.1)
Prior service cost (credit)	16.7	20.6	(385.9)	(468.9)
Net amount recognized	$367.8	$357.4	$(384.9)	$(501.0)

The accumulated benefit obligation for all defined benefit pension plans was $3,526.3 and $3,514.1 at December 31, 2011 and 2010. All of the Company’s pension plans have an accumulated benefit obligation in excess of plan assets.

Assumptions used to value benefit obligations and determine net periodic benefit cost are as follows:

	Pension Benefits			Other Benefits
	2011	2010	2009	2011	2010	2009
Assumptions used to determine benefit obligations at December 31:
Discount rate	4.74%	5.36%	5.75%	4.72%	5.26%	5.50%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Subsequent year healthcare cost trend rate				7.50%	8.00%	8.00%
Ultimate healthcare cost trend rate				4.50%	4.50%	4.50%
Year ultimate healthcare cost trend rate begins				2018	2018	2014

Assumptions used to determine net periodic benefit cost for the year ended December 31:
Discount rate	5.36%	5.75%	6.25%	5.18%	5.50%	6.25%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%

In 2011 and 2010, the discount rate was determined by finding a hypothetical portfolio of individual high-quality corporate bonds that were available at the measurement date and whose coupon and principal payments were sufficient to satisfy the plans’ expected future benefit payments as defined for the projected benefit obligation.  The discount rate is the single rate that is equivalent to the average yield on that hypothetical portfolio of bonds.

In 2009, the discount rate was determined by discounting the plan’s expected future benefit payments using a theoretical zero-coupon spot yield curve derived from a universe of high-quality bonds as of the measurement date, and solving for the single equivalent discount rate rounded to the nearest quarter percent that reflects the weighted-average discount rate of the entire obligation.

For measurement purposes, healthcare costs are assumed to increase 7.5% during 2012, after which the rate decreases 0.50% per year until reaching the ultimate trend rate of 4.5% in 2018. Assumed healthcare cost trend rates have a significant effect on the amounts reported for healthcare plans.  As of December 31, 2011, a one-percentage-point change in the assumed healthcare cost trend rates would have the following effects:

	One Percentage Point
	Increase	Decrease
Effect on total service cost and interest cost components	$0.5	$(0.5)
Effect on postretirement benefit obligation	5.7	(5.3)

The following presents estimated future benefit payments to beneficiaries:

	Pension Plans	Other Benefits (a)	Medicare Subsidy (a)
2012	$328.6	$79.8	$(5.1)
2013	305.4	78.0	(5.2)
2014	294.6	75.3	(5.3)
2015	281.9	55.6	(3.5)
2016	275.2	53.2	(3.5)
2017 through 2021	1,280.0	232.9	(16.6)

(a)
The figures include the effect of the uncapped benefits through 2014 but do not include the lump sum payments to the VEBA related to the Butler Retiree Settlement (see further information below).  After 2014, these figures reflect the fact that the Company will have eliminated its OPEB liability related to the group of retirees covered by the Butler Retiree Settlement.

Plan Assets

Pension assets are invested in the master pension trust and are comprised primarily of investments in indexed and actively-managed funds. A fiduciary committee establishes the target asset mix and monitors asset performance.  The master pension trust’s projected long-

term rate of return is determined by the AK Steel master pension trust asset allocation, which is based on the investment policy statement, and long-term capital market return assumptions provided by an investment manager for the master pension trust.

The Company has developed an investment policy which takes into account the liquidity requirements, expected investment return, expected asset risk, as well as standard industry practices. The target asset allocation for the plan assets is 60% equity, 38% fixed income, and 2% cash.  Equity exposure includes securities in domestic and international corporations.  The fixed income securities consist primarily of investment grade corporate bonds as well as U.S. Treasuries.  Additionally, the fixed income portfolio holds a small tactical allocation to high yield bonds. The plan assets contain no significant concentrations of risk related to individual securities or industry sectors. The plan has no direct investments in AK Holding’s common stock.

The master pension trust classifies its investments into Level 1, which refers to securities valued using the quoted prices from active markets for identical assets; Level 2, which refers to securities not traded on an active market but for which observable market inputs are readily available; and Level 3, which refers to securities valued based on significant unobservable inputs. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 15 for more information on the determination of fair value.

The following table sets forth by level within the fair value hierarchy a summary of the plan’s investments measured at fair value on recurring basis at December 31, 2011 and 2010.

		Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs		Significant Unobservable Inputs
		Level 1		Level 2		Level 3		Total
		2011	2010	2011	2010	2011	2010	2011	2010
Equities:
U.S. Equity Portfolio	(a)	$206.7	$243.2	$612.4	$695.5	$—	$—	$819.1	$938.7
EAFE Equity Portfolio	(a)	144.6	164.9	135.1	156.3	—	—	279.7	321.2
Emerging Market Equity Portfolio	(a)	53.2	63.0	108.5	25.9	—	—	161.7	88.9
GTAA Equity Portfolio	(b)	—	—	150.1	159.9	—	—	150.1	159.9

Fixed Income Securities:
Investment-grade Corporate	(c)	—	—	424.1	469.2	—	—	424.1	469.2
U.S. Treasuries	(c)	—	—	50.1	52.1	—	—	50.1	52.1
GTAA Debt	(d)	—	—	310.2	262.3	—	—	310.2	262.3
High Yield	(e)	—	—	138.3	134.4	—	—	138.3	134.4

Other Investments:
Private Equity Funds	(f)	—	—	—	—	2.5	5.1	2.5	5.1

Cash and cash equivalents		42.1	41.1	—	—	—	—	42.1	41.1
Total		$446.6	$512.2	$1,928.8	$1,955.6	$2.5	$5.1	$2,377.9	$2,472.9

(a)	Level 1 assets consist of actively-traded equity securities and mutual funds. Level 2 assets consist of common/collective trusts.

(b)
Global Tactical Asset Allocation ("GTAA") Equity Portfolio is a global asset class with investments in cash, marketable securities (i.e., stocks and bonds), exchange-traded funds, futures, currency forwards and options.

(c)	Consists of securities held in common/collective trusts

(d)
GTAA Debt Portfolio is a global asset class with investments in cash, marketable securities (i.e., stocks and bonds), exchange-traded funds, synthetic debt and equity, futures, currency forwards, options and certain swaps.

(e)	Consists of bonds of U.S. corporate high yield issuers

(f)	Consists of private equity funds with no remaining capital commitments

The following sets forth activity for Level 3 assets for 2011 and 2010:

Level 3 Assets	Private Equity Funds
December 31, 2009	$4.5
Realized gains (losses)	(1.0)
Unrealized gains (losses)	3.0
Distribution to master pension trust	(1.4)
December 31, 2010	$5.1
Realized gains (losses)	1.9
Unrealized gains (losses)	(1.6)
Distribution to master pension trust	(2.9)
December 31, 2011	$2.5

Periodic Benefit Costs

The components of net periodic benefit costs for the years 2011, 2010 and 2009 are as follows:

	Pension Benefits			Other Benefits
	2011	2010	2009	2011	2010	2009
Components of net periodic benefit cost:
Service cost	$3.2	$3.4	$3.7	$4.2	$4.1	$4.0
Interest cost	180.8	191.5	207.7	37.9	43.1	55.2
Expected return on plan assets	(207.5)	(195.7)	(180.8)	—	—	—
Amortization of prior service cost (credit)	4.0	2.9	3.0	(76.6)	(78.9)	(78.9)
Reversal of prior amortization related to Butler Retiree Settlement	—	—	—	14.2	—	—
Recognized net actuarial loss (gain):
Annual amortization	18.8	17.3	17.9	(1.0)	(4.2)	(3.4)
Pension corridor charge	268.1	—	—	—	—	—
Settlement gain	—	—	—	(14.0)	—	—
Special termination benefits	—	3.1	—	—	1.2	—
Incremental benefits paid related to preliminary injunction (a)	—	—	—	—	1.6	—
Net periodic benefit cost (credit)	$267.4	$22.5	$51.5	$(35.3)	$(33.1)	$(23.1)

(a)
The amount is a result of a preliminary injunction issued on January 29, 2010, in a case filed by three former hourly workers retired from the Company's Butler Works.  The preliminary injunction barred the Company from effecting any further benefit reductions or new healthcare charges for Butler Works retirees.  A further discussion of the case can be found below.

In July 2009, the Company reached a final settlement (the “Middletown Retiree Settlement”) of a class action filed on behalf of certain retirees from the Company’s Middletown Works relating to the Company’s other postretirement benefit (“OPEB”) obligations to such retirees. Under terms of the Middletown Retiree Settlement, the Company has transferred to a Voluntary Employees Beneficiary Association (“VEBA”) trust all OPEB obligations owed to the covered retirees under the Company's applicable health and welfare plans and will have no further liability for any claims incurred by those retirees after the effective date of the Middletown Retiree Settlement relating to their OPEB obligations. For accounting purposes, a settlement of the Company’s OPEB obligations related to the Middletown Retiree Settlement was deemed to have occurred in the first quarter of 2011 when the Company made the final payment of $65.0 to the VEBA trust created under the terms of that settlement. In 2011, the Company recognized the settlement accounting and recorded a non-cash gain of $14.0 in the Consolidated Statements of Operations. The amount recognized was prorated based on the portion of the total liability as of March 2008 that was settled pursuant to the Middletown Retiree Settlement.

In January 2011, the Company reached a final settlement agreement (the “Butler Retiree Settlement”) of a class action filed on behalf of certain retirees from the Company’s Butler Works relating to the Company’s OPEB obligations to such retirees. On June 18, 2009, three former hourly members of the Butler Armco Independent Union filed a purported class action against AK Steel alleging that AK Steel did not have a right to make changes to their healthcare benefits. The named plaintiffs sought, among other things, injunctive relief for themselves and the other members of a proposed class, including an order retroactively rescinding certain changes to retiree healthcare benefits negotiated by AK Steel with its union. Pursuant to the Butler Retiree Settlement, AK Steel agreed to continue to provide company-paid health and life insurance to Class Members through December 31, 2014, and to make combined lump sum payments totaling $91.0 to a VEBA trust and to plaintiffs’ counsel. AK Steel agreed to make three cash contributions to the VEBA trust as follows: $22.6 on August 1, 2011, which has been paid; $31.7 on July 31, 2012; and $27.6 on July 31, 2013. The balance of the lump sum payments were paid to plaintiffs’ attorneys on August 1, 2011, to cover plaintiffs’ obligations with respect to attorneys’ fees. Effective January 1, 2015, AK Steel will transfer to the VEBA trust all OPEB obligations owed to the Class Members under the Company’s applicable health and welfare plans and will have no further liability for any claims incurred by the Class Members after December 31, 2014, relating to their OPEB obligations. The VEBA trust will be utilized to fund all such future OPEB obligations to the Class Members. Trustees of the VEBA trust will determine the scope of the benefits to be provided to the Class Members. The effect of the settlement on the Company’s total OPEB liability (prior to any funding of a VEBA trust created under the terms of the settlement) was an increase in that liability of approximately $29.6 in 2011. With respect to this increase, a one-time, pre-tax charge of $14.2 was recorded in 2011 to reverse previous amortization of the prior plan amendment. The remaining portion was recognized in other comprehensive income and will be amortized into earnings over approximately five years. For accounting purposes, a settlement of the Company’s OPEB obligations will be deemed to have occurred when the Company makes the final benefit payments in 2014.

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $24.5 and $3.8, respectively.  The estimated net loss and prior service credit for the other postretirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0.1 and $(77.4), respectively.

As a result of the enactment of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Acts”), the Company recorded a non-cash charge of $25.3 in 2010. The charge was due to a reduction in the value of the Company’s deferred tax asset as a result of a change to the tax treatment associated with Medicare Part D reimbursements. The Company expects to continue to receive Medicare Part D reimbursements despite passage of the Health Care Acts.

Defined Contribution Plans

All employees are eligible to participate in various defined contribution plans.  Certain of these plans have features with matching contributions or other company contributions based on Company results. Total expense related to these plans was $12.4, $12.2 and $10.9 in 2011, 2010 and 2009, respectively.

Multiemployer Plans

The Company contributes to three multiemployer pension plans under the terms of collective bargaining agreements that cover certain union-represented employees. The risks of participating in these multiemployer plans are different from single employer plans in the following aspects:

•	Assets contributed to a multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

•	If a participating employer stops contributing to a plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

•
If the Company chooses to stop participating in some of its multiemployer plans, it may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The Company’s participation in these plans for the years ended December 31, 2011, 2010 and 2009, is outlined in the table below. The Company does not provide more than five percent of the total contributions to any multiemployer plan. Forms 5500 are not yet available for plan years ending in 2011.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status (a)		FIP/RP Status Pending/Implemented (b)	Contributions			Surcharge Imposed (c)	Expiration Date of Collective Bargaining Agreement
		2011	2010		2011	2010	2009
Steelworkers Pension Trust	23-6648508/499	Green	Green	No	$7.2	$5.0	$3.8	No	9/1/2013 to 1/22/2015 (d)
IAM National Pension Fund’s National Pension Plan	51-6031295/002	Green	Green	No	12.3	11.3	8.5	No	9/30/2012 to 9/15/2014 (e)
PACE Industry Union-Management Pension Fund	11-6166763/001	Red	Red	Pending	0.5	0.8	0.8	Yes	10/31/2011 (f)
					$20.0	$17.1	$13.1

(a)
The most recent Pension Protection Act zone status available in 2011 and 2010 is for each plan’s year-end at December 31, 2010 and 2009, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Generally, plans in the red zone are less than 65% funded, plans in the yellow zone are between 65% and 80% funded, and plans in the green zone are at least 80% funded. The Steelworkers Pension Trust and IAM National Pension Fund’s National Pension Plan elected funding relief under section 431(b)(8) of the Internal Revenue Code and section 304(b)(8) of the Employment Retirement Income Security Act of 1974 (ERISA). This election allows those plans’ investment losses for the plan year ended December 31, 2008, to be amortized over 29 years for funding purposes.

(b)
The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented, as defined by ERISA. The PACE plan has adopted a rehabilitation plan that goes into effect as of January 1, 2013.

(c)	The surcharge represents an additional required contribution due as a result of the critical funding status of the plan.

(d)
The Company or its AK Tube subsidiary is a party to three collective bargaining agreements (at its Ashland Works, Mansfield Works, and at the AK Tube Walbridge plant) that require contributions to the Steelworkers Pension Trust. The labor contract for approximately 830 hourly employees at the Ashland Works expires on September 1, 2013. The labor contract for approximately 280 hourly employees at Mansfield Works expires on March 31, 2014. The labor contract for approximately 100 hourly employees at the AK Tube Walbridge, OH plant expires January 22, 2015.

(e)
The Company is a party to two collective bargaining agreements (at its Butler Works and Middletown Works) that require contributions to the IAM National Pension Fund’s National Pension Plan. The labor contract for approximately 1,280 hourly employees at Butler Works expires on September 30, 2012. The labor contract for approximately 1,700 hourly employees at Middletown Works expires on September 15, 2014.

(f)
The Company is a party to a collective bargaining agreement at its former Ashland coke plant that required contributions to the PACE Industry Union-Management Pension Fund. The Company expects to incur an estimated withdrawal liability of $2.2 as a result of the shutdown of that plant and accrued this amount in 2010.  The actual withdrawal liability will not be known until later in 2012.

NOTE 7 - Operating Leases

Rental expense was $24.7, $26.3 and $23.1 for 2011, 2010 and 2009, respectively. At December 31, 2011, obligations to make future minimum lease payments were as follows:

2012	$7.8
2013	5.5
2014	4.9
2015	4.4
2016	4.1
2017 and thereafter	11.8
Total minimum lease payments	$38.5

The Company leases its corporate headquarters building in West Chester, Ohio.  The initial term of the lease for the building expires in 2019 and there are two five-year options to extend the lease.

NOTE 8 - Commitments

The principal raw materials required for the Company’s steel manufacturing operations are iron ore, coal, coke, chrome, nickel, silicon, manganese, zinc, limestone, and carbon and stainless steel scrap.  The Company also uses large volumes of natural gas, electricity and oxygen in its steel manufacturing operations.  In addition, the Company purchases carbon steel slabs from other steel producers to supplement the production from its own steelmaking facilities.  The Company makes most of its purchases of iron ore, coal, coke and oxygen at negotiated prices under annual and multi-year agreements.  Historically, the iron ore that the Company purchased pursuant to these contracts was subject to a fixed annual benchmark price.  Starting in 2011, however, most of the major global suppliers of iron ore switched their customers to quarterly pricing.  The Company typically makes purchases of carbon steel slabs, carbon and stainless steel scrap, natural gas, a majority of its electricity, and other raw materials at prevailing market prices, which are subject to price fluctuations in accordance with supply and demand.  The Company enters into financial instruments designated as hedges with respect to some purchases of energy and certain raw materials, the prices of which may be subject to volatile fluctuations.

The Company has entered into long-term purchase agreements with affiliates of SunCoke Energy, Inc. (“SunCoke”) to purchase approximately 1.1 million tons of metallurgical grade coke annually for use in the Company’s blast furnaces at Ashland and Middletown Works. Approximately half of this total will be supplied from Middletown Coke Company, LLC (“SunCoke Middletown”), a consolidated variable interest entity.  The Company also will benefit under those agreements from electricity co-generated from the production of the coke.

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

The Company currently believes that it either has secured, or will be able to secure, adequate sources of supply for its raw materials and energy requirements for 2012.  There exists, however, the potential for disruptions in production by the Company’s raw material suppliers, which could create shortages of raw materials in 2012 or beyond.  If such a disruption were to occur, it could have a material impact on the Company’s financial condition, operations and cash flows.

At December 31, 2011, commitments for future capital investments totaled approximately $25.5, all of which are expected to be incurred in 2012.

NOTE 9 - Environmental and Legal Contingencies

Environmental Contingencies

Domestic steel producers, including AK Steel, are subject to stringent federal, state and local laws and regulations relating to the protection of human health and the environment.  Over the past three years, the Company has expended the following for environmental-related capital investments and environmental compliance:

	2011	2010	2009
Environmental-related capital investments	$1.7	$4.5	$1.0
Environmental compliance costs	106.4	118.7	106.6

AK Steel and its predecessors have been conducting steel manufacturing and related operations since 1900. Although the Company believes its operating practices have been consistent with prevailing industry standards during this time, hazardous materials may have been released in the past at one or more operating sites or third-party sites, including operating sites that the Company no longer owns. To the extent reasonably estimable, the Company has estimated potential remediation expenditures for those sites where future remediation efforts are probable based on identified conditions, regulatory requirements or contractual obligations arising from the sale of a business or facility. In general, the material components of these accruals include the costs associated with investigations, delineations, risk assessments, remedial work, governmental response and oversight costs, site monitoring, and preparation of reports to the appropriate environmental agencies. Liabilities recorded on the Company’s Consolidated Balance Sheets for such estimated probable costs relating to environmental matters are presented below:

	2011	2010
Accrued liabilities	$22.2	$20.4
Other non-current liabilities	30.3	38.7

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

On August 3, 2011, the EPA issued an NOV with respect to the coke plant at AK Steel’s Middletown Works alleging violations of pushing and combustion stack limits. The Company is investigating this claim and is working with the EPA to attempt to resolve it. AK Steel believes it will reach a settlement in this matter, but it cannot be certain that a settlement will be reached and cannot reliably estimate at this time how long it will take to reach a settlement or what all of its terms might be. AK Steel will vigorously contest any claims which cannot be resolved through a settlement. Until it has reached a settlement with the EPA or the claims that are the subject of the NOV are otherwise resolved, AK Steel cannot reliably estimate the costs, if any, associated with any potentially required operational changes at the batteries or the timeframe over which any potential costs would be incurred.

As previously reported, AK Steel has been negotiating with the Pennsylvania Department of Environmental Protection (“PADEP”) to resolve an alleged unpermitted discharge of wastewater from the closed Hillside Landfill at the former Ambridge Works. AK Steel has reached a settlement in this matter and on July 15, 2009, the parties entered into a Consent Order and Agreement (the “Consent Order”) to memorialize that settlement. Under the terms of the Consent Order, AK Steel paid a penalty and also agreed to implement various corrective actions, including an investigation of the area where activities were conducted regarding the landfill, submission of a plan to collect and treat surface waters and seep discharges, and upon approval from PADEP, implementation of that plan. The Company has accrued $2.2 for the current phase of remedial work required under the Consent Order. Additional work will need to be performed after this phase, but the design plan for that work has not yet been developed or approved. Until that design plan is approved, the Company cannot reliably determine the actual cost of the remaining work required under the Consent Decree. The Company currently estimates that the remaining work will be completed in 2014, but that estimated timeframe is subject to the potential for delays, such as due to work plan approval and/or permitting delays.

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

As previously reported, on June 29, 2000, the United States filed a complaint on behalf of the EPA against AK Steel in the U.S. District Court for the Southern District of Ohio (the “Court”), Case No. C-1-00530, for alleged violations of the Clean Air Act, the Clean Water Act and the RCRA at the Middletown Works. Subsequently, the State of Ohio, the Sierra Club and the National Resources Defense Council intervened. On May 15, 2006, a Consent Decree in Partial Resolution of Pending Claims (the “Consent Decree”) was entered by the Court. Under the Consent Decree, the Company paid a civil penalty and performed a supplemental environmental project to remove ozone-depleting refrigerants from certain equipment. The Company further agreed to undertake a comprehensive RCRA facility investigation at its Middletown Works and, as appropriate, complete a corrective measures study. In accordance with the Consent Decree, the Company also is in the process of implementing certain RCRA corrective action interim measures to address polychlorinated biphenyls (“PCBs”) in sediments and soils relating to Dicks Creek and certain other specified surface waters, adjacent floodplain areas, and other previously identified geographic areas. The Company has completed the remedial activity at Dicks Creek that was planned for 2010, but additional work remains to be performed. The Company was required to obtain new or modified permits for the work to be performed in 2011, including a modification of the existing pre-construction notification from the United States Army Corps of Engineers (“ACE”) under Nationwide Permit (“NWP”) 38 for the remedial work to be performed in the floodplain at Dicks Creek. The Company timely submitted the NWP 38 application on March 7, 2011. ACE did not issue the required permit to begin the planned floodplain work in 2011. The issuance of the permit was delayed because, on July 13, 2011, ACE notified the Company that a Phase I archaeological survey of a portion of the permit area would be necessary. That archaeological survey now has been completed. There were no findings of the presence of any archaeological artifacts which would require further work, but the time required to complete the survey delayed the work scheduled for 2011. That work now has been rescheduled to commence in 2012, but it also requires the permit from ACE and that permit still has not yet been issued. Additional work will need to be performed after the phase planned for 2012. The design plan for that additional work, currently planned for 2013, has been unconditionally approved. The Company currently has accrued $16.8 for the cost of known remedial work required under the Consent Decree, which includes the floodplain work planned for 2012 and 2013.

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

Information on asbestos cases pending at December 31, 2011, is presented below:

Asbestos Cases Pending at
December 31, 2011
Cases with specific dollar claims for damages:
Claims of less than $0.2	102
Claims of $0.2 to $5.0	6
Claims of $5.0 to $15.0	2
Claims of $15.0 to $20.0	2
Total claims with specific dollar claims for damages (a)	112
Cases without a specific dollar claim for damages	290
Total asbestos cases pending	402

(a)	Involve a total of 2,471 plaintiffs and 15,805 defendants

In each case, the amount described is per plaintiff against all of the defendants, collectively. Thus, it usually is not possible at the outset of a case to determine the specific dollar amount of a claim against AK Steel. In fact, it usually is not even possible at the outset to determine which of the plaintiffs actually will pursue a claim against AK Steel. Typically, that can only be determined through written interrogatories or other discovery after a case has been filed. Thus, in a case involving multiple plaintiffs and multiple defendants, AK Steel initially only accounts for the lawsuit as one claim against it. After AK Steel has determined through discovery whether a particular plaintiff will pursue a claim against it, it makes an appropriate adjustment to statistically account for that specific claim. It has been AK Steel’s experience to date that only a small percentage of asbestos plaintiffs ultimately identify AK Steel as a target defendant from whom they actually seek damages and most of these claims ultimately are either dismissed or settled for a small fraction of the damages initially claimed. Set forth below is a chart showing the number of new claims filed (accounted for as described above), the number of pending claims disposed of (i.e., settled or otherwise dismissed), and the approximate net amount of dollars paid on behalf of AK Steel in settlement of asbestos-related claims in 2011, 2010 and 2009.

	2011	2010	2009
New Claims Filed	31	122	252
Pending Claims Disposed Of	44	179	179
Total Amount Paid in Settlements	$0.7	$0.8	$0.7

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

As previously reported, on October 20, 2009, William Schumacher filed a purported class action against the AK Steel Corporation Retirement Accumulation Pension Plan, or AK RAPP, and the AK Steel Corporation Benefit Plans Administrative Committee in the United States District Court for the Southern District of Ohio, Case No. 1:09cv794. The complaint alleges that the method used under the AK RAPP to determine lump sum distributions does not comply with ERISA and the Internal Revenue Code and resulted in underpayment of benefits to him and the other class members. The plaintiff and the other purportedly similarly situated individuals on whose behalf the plaintiff filed suit were excluded by the Court in 2005 from similar litigation previously reported and now resolved (the class action litigation filed January 2, 2002 by John D. West) based on previous releases of claims they had executed in favor of the Company. There were a total of 92 individuals who were excluded from the prior litigation and the potential additional distributions to them at issue in the litigation total approximately $3.0, plus potential interest. The defendants filed their answer to the complaint on March 22, 2010. On August 11, 2010, the plaintiff filed his motion for class certification. On January 24, 2011, that motion was granted. On March 15, 2011, the plaintiff filed a motion for partial summary judgment. After being fully briefed, that motion was granted on June 27, 2011. On October 12, 2011, the court issued an opinion addressing the issue of pre-judgment interest in which it held that pre-judgment interest should be calculated using the statutory rate under 28 U.S.C. Section 1961(a). On December 12, 2011, the Court entered a Final Judgment in an amount slightly in excess of $3.0, which includes pre-judgment interest at the statutory rate through that date. That amount has not been accrued. The defendants have filed an appeal from that Final Judgment and intend to continue to contest this matter vigorously.

As previously reported, on October 20, 2005, Judith A. Patrick and another plaintiff filed a purported class action against AK Steel and the AK Steel Corporation Benefit Plans Administrative Committee in the United States District Court for the Southern District of Ohio, Case No. 1:05-cv-681 (the “Patrick Litigation”). The complaint alleges that the defendants incorrectly calculated the amount of surviving spouse benefits due to be paid to the plaintiffs under the applicable pension plan. On December 19, 2005, the defendants filed their answer to the complaint. The parties subsequently filed cross-motions for summary judgment on the issue of whether the applicable plan language had been properly interpreted. On September 28, 2007, the United States Magistrate Judge assigned to the case issued a Report and Recommendation in which he recommended that the plaintiffs’ motion for partial summary judgment be granted and that the defendants’ motion be denied. The defendants filed timely objections to the Magistrate’s Report and Recommendation. On March 31, 2008, the court issued an order adopting the Magistrate’s recommendation and granting partial summary judgment to the plaintiffs on the issue of plan interpretation. The plaintiffs’ motion for class certification was granted by the Court on October 27, 2008. The case is proceeding with respect to discovery on the issue of damages. On May 27, 2009, a case asserting a similar claim was filed against AK Steel by Margaret Lipker in the United States District Court for the Eastern District of Kentucky, Case No. 09-00050 (the “Lipker Litigation”). The Complaint in the Lipker Litigation alleged that AK Steel incorrectly calculated the amount of Ms. Lipker’s surviving spouse benefits due to be paid under the applicable pension plan (which was a different plan from that at issue in the Patrick Litigation). The parties filed cross-motions for summary judgment. On February 23, 2010, the Court in the Lipker Litigation granted plaintiffs’ motion for summary judgment and found that Ms. Lipker is entitled to a surviving spouse benefit of approximately four hundred sixty-three dollars per month. AK Steel appealed that February 23, 2010, decision to the United States Court of Appeals for the Sixth Circuit on March 11, 2010, Case No. 10-5298. The issues in the appeal have been fully briefed by the parties. In addition, counsel representing the plaintiffs in the Patrick Litigation filed an amicus curiae brief on July 20, 2010, on the ground that the decision in the Lipker Litigation could impact the merits of the issues in the Patrick Litigation. The amicus curiae brief requested the Court of Appeals to affirm the district court’s decision in the Lipker Litigation on the issue of plan interpretation and liability. Oral argument in the appeal of the Lipker Litigation occurred on October 5, 2011, but no decision by the Court of Appeals has been issued yet. In November 2011 the plaintiffs submitted an expert report in the Patrick Litigation in which the expert contends that the total damages, excluding interest, for the class in that action could total as much as $28.9. The defendants believe that the damage calculation in the plaintiffs’ report is incorrect and intend to contest these matters vigorously, including the damage calculation in the Patrick Litigation. Trial is scheduled to commence on March 6, 2012.

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

As previously reported, on January 28, 2009, the City of Monroe, Ohio (“Monroe”) filed an action in the United States District Court for the Southern District of Ohio against Middletown Coke Company, LLC and SunCoke Energy, Inc., Case No. 1-09-CV-63. The complaint purported to be filed pursuant to Section 304(a)(3) of the Clean Air Act (“CAA”), 42 U.S.C. § 7604(a)(3), and sought injunctive relief, civil penalties, attorney fees, and other relief to prevent the construction of a new cokemaking facility on property adjacent to the Company’s Middletown Works. The coke produced by the facility would be used by the Middletown Works. The Complaint alleged that the new facility will be a stationary source of air pollution without a permit issued under the New Source Review program of the CAA, including its Prevention of Significant Deterioration and Nonattainment New Source Review requirements. On February 27, 2009, the defendants filed a motion to dismiss, or in the alternative to stay, the action pending final resolution of appeals (the “First ERAC Appeal”) to the Ohio Environmental Review Appeals Commission (“ERAC”) by Monroe and others of a Permit to Install the cokemaking facility issued by the Ohio Environmental Protection Agency (“OEPA”), Case Nos. 096256, 096265 and 096268-096285, consolidated. In March 2009, AK Steel became a party to both the pending federal action and the First ERAC Appeal for the purpose of supporting the issuance of the permit to install and opposing the efforts by Monroe and others to prevent construction of the facility. On August 20, 2009, the Court in the federal action granted defendants’ motion to dismiss. On September 16, 2009, Monroe filed a Notice of Appeal to the United States Court of Appeals for the Sixth Circuit from the order dismissing the federal action. On April 20, 2010, the Sixth Circuit dismissed the appeal as moot, vacated the District Court’s order, and remanded the case to the District Court for further proceedings, including dismissal of the litigation as moot. On February 9, 2010, the OEPA issued a final air permit-to-install for the new facility under the New Source Review program of the CAA, including its Prevention of Significant Deterioration and Nonattainment New Source Review requirements (the “NSR Permit”). In February and March 2010, Monroe and other interested parties filed Notices of Appeal to the ERAC of the permit-to-install issued under the New Source Review program (the “Second ERAC Appeal”), Case Nos. 096432-096438. AK Steel intervened in the Second ERAC Appeal. On July 8, 2010, Monroe filed a motion for partial summary judgment in the Second ERAC Appeal. AK Steel filed a response opposing the motion for partial summary judgment on August 26, 2010. On August 12, 2010, Monroe filed a motion for a stay of the NSR Permit. Defendants’ response to that motion was filed on October 22, 2010. Oral arguments on this motion were held before ERAC on November 16, 2010. On November 17, 2010, ERAC issued a ruling denying both Monroe’s motion for partial summary judgment and its motion for a stay. On June 30, 2010, the First ERAC Appeal was dismissed as moot. On July 9, 2010, Monroe filed a motion for expedited clarification in the First ERAC Appeal asking the ERAC to specify that the initial permit to install issued by OEPA would not be reinstated if the NSR Permit is vacated. On July 28, 2010, ERAC denied Monroe’s motion for expedited clarification. On July 29 and 30, 2010, Monroe and other interested parties filed Notices of Appeal in the State of Ohio Tenth District Court of Appeals, Case Nos. 10-AP-000721-24 (“Tenth District Appeal”) from the ERAC decision denying Monroe’s motion for expedited clarification. On April 7, 2011, the Court of Appeals issued a decision in which it dismissed the Tenth District Appeal. The hearing scheduled to commence before ERAC on January 17, 2012, has been continued to May 2, 2012. The parties to the Second ERAC Appeal have reached an oral agreement in principle, however, which resolves all claims between and among the parties. The terms of that agreement will not have a material impact on the Company or the production of coke for Middletown Works at the new cokemaking facility. The parties are in the process of finalizing a written settlement agreement. Upon entry of the written settlement agreement before ERAC, the Second ERAC Appeal will be dismissed. All pending actions other than the Second ERAC Appeal described in this paragraph already have been dismissed. Thus, upon dismissal of the Second ERAC Appeal, the matters described in this paragraph all will have been resolved.

As previously reported, on June 1, 2009, the Chinese Ministry of Commerce (“MOFCOM”) initiated antidumping and countervailing duty investigations of imports of grain oriented electrical steel (“GOES”) from Russia and the United States. China initiated the investigations based on a petition filed by two Chinese steelmakers. These two steelmakers allege that AK Steel and Allegheny Technologies Inc. of the United States and Novolipetsk Steel of Russia exported GOES to China at less than fair value, and that the production of GOES in the United States has been subsidized by the government. On December 9, 2009, MOFCOM issued its preliminary determination that GOES producers in the United States and Russia had been dumping in the China market and that GOES producers in the United States had received subsidies from the United States government. The Chinese authorities imposed provisional additional duties on future imports of GOES from Russia and/or the United States to China. The duties do not apply to past imports. On or about April 10, 2010, MOFCOM issued a final determination of dumping and subsidizing against GOES producers in the United States and Russia. On September 16, 2010, the United States Trade Representative (the “USTR”) filed a complaint with the World Trade Organization (the “WTO”) against China for violating the WTO’s rules in imposing antidumping and countervailing duties against imports of GOES from the United States. On February 11, 2011, the USTR announced that the United States has requested the WTO to establish a dispute settlement panel in this case. On March 25, 2011, the WTO referred the United States complaint against China to its court system. On May 10, 2011, the WTO composed the panel to decide this case. The hearings on this matter before the WTO panel have been completed. The panel has indicated that it expects to issue its final report in this case by May 2012. AK Steel intends to fully support the USTR in this matter.

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

As previously reported, on December 31, 2009, Heritage Coal Company LLC, Patriot Coal Corporation, and Pine Ridge Coal Company (collectively, “Heritage Coal”) filed a third-party complaint against AK Steel in the Circuit Court of Boone County, West Virginia, naming AK Steel as a third-party defendant in 108 separate personal injury actions. Those actions were consolidated for discovery and pretrial proceedings under Civil Action No. 09-C-212. The various plaintiffs in the underlying actions sought damages allegedly caused by groundwater contamination arising out of certain coal mining operations in West Virginia. In its third-party complaint, Heritage Coal seeks a determination of its potential rights of contribution against AK Steel pursuant to a January 20, 1984 Asset Purchase Agreement between Heritage Coal’s predecessor-in-interest, Peabody Coal Company, as buyer, and AK Steel’s predecessor-in-interest, Armco Inc., as seller, for the sale of certain coal real estate and leasehold interests located in West Virginia, which Heritage alleges included property now the subject of the underlying civil actions. On March 28, 2010, AK Steel entered into a tentative settlement agreement with the plaintiffs and Heritage Coal. The payments made by AK Steel pursuant to this settlement will not be material to the Company’s future financial results. The parties are in the process of documenting and obtaining formal court approval of the settlement, which is expected to be completed in the next 30 to 60 days. The settlement will resolve all of the claims raised by Heritage Coal in the third-party complaint and will also release AK Steel from any claims by the plaintiffs in the underlying actions.

On April 7, 2011, Ruth Abrams filed a shareholder derivative action against AK Holding, each of the current members of its Board of Directors, and the five officers identified in the AK Holding 2010 Proxy Statement (the “2010 Proxy”) as Named Executive Officers. The action was filed in the United States District Court for the District of Delaware, Case No. 1:11-cv-00297-LPS. The complaint alleges that the director defendants and executive defendants breached fiduciary duties of loyalty and care, that the director defendants committed waste, and that the executive defendants were unjustly enriched. More specifically, it alleges that the 2010 Proxy contained false or misleading statements concerning compliance by AK Holding with Section 162(m) of the Internal Revenue Code and the tax deductibility of certain executive compensation paid to the Named Executive Officers. The Complaint seeks an injunction requiring correction of the allegedly false statements and preventing future awards under certain benefit plans to the five Named Executive Officers. It also seeks an equitable accounting, disgorgement in favor of AK Holding for certain alleged losses, and an award of attorneys’ fees and expenses. The defendants filed motions to dismiss the Complaint on July 1, 2011. However, prior to completion of the briefing on defendants’ motions, Abrams filed an Amended Complaint on September 2, 2011 adding a derivative claim under Section 14(a) of the Securities Exchange Act and adding and deleting certain allegations as to why plaintiff contends certain executive compensation plans did not comply with Section 162(m) of the Internal Revenue Code and the relevant Treasury Regulations. On November 11, 2011, the defendants filed motions to dismiss the Amended Complaint. Those motions are pending. The defendants intend to contest this matter vigorously. Discovery has not commenced and no trial date has been set.

On May 5, 2011, Massey Coal Sales Company, Inc. (“Massey”) filed under seal a complaint against AK Steel in the United States District Court for the Eastern District of Virginia, Case No. 3:11-cv-00297-JAG. The case involves a dispute over the price of coal for contract year 2011 under a Coal Sales Agreement originally entered into by Massey and AK Steel on November 26, 2003. In August 2011, AK Steel and Massey reached an agreement which resolved all of the claims in the litigation and subsequently signed a formal settlement agreement. The Company believes that the settlement will not have a material adverse effect on its consolidated financial condition, results of operations or cash flows. On September 13, 2011, the court dismissed the case with prejudice.

On December 15, 2011, four former members of the Zanesville Armco Independent Organization, now the United Autoworkers Union, filed a purported class action against AK Steel in the United States District Court for the Southern District of Ohio, Case No. 1-11CV00877 (the “Zanesville Retiree Action”), alleging that AK Steel did not have a right to make changes to their healthcare benefits. The named plaintiffs in the Zanesville Retiree Action sought, among other things, injunctive relief for themselves and the other members of a proposed class, including an order retroactively rescinding certain changes to retiree healthcare benefits negotiated by AK Steel with its union. The proposed class the plaintiffs seek to represent consists of all individuals, spouses, surviving spouses and/or eligible dependents of individuals who worked at AK Steel’s Zanesville Works under collective bargaining agreements negotiated between the union and AK Steel, or a predecessor of AK Steel, and who retired from such employment between 1960 and May 20, 2006 and whose negotiated health and related benefits have been or may be improperly modified, amended or terminated by AK Steel. On December 15, 2011, plaintiffs also filed a motion for preliminary injunction, seeking to prevent certain scheduled January 2012 changes to retiree healthcare for members of the purported class from taking effect. Because of timing issues, the proposed changes were implemented in January 2012. By mutual agreement of the parties, however, AK Steel has agreed effective February 1, 2012 and continuing through at least July 31, 2012 to re-institute the contribution rates in effect in 2011 for all Zanesville retirees who retired between February 1, 1984 and May 19, 2006. As a result of that interim agreement, the Plaintiffs’ motion for preliminary injunction was dismissed without prejudice as moot on December 23, 2011. No discovery has commenced yet, but the case has been tentatively scheduled for trial in October 2013. The Company intends to contest this matter vigorously.

Butler Works Retiree Healthcare Benefits Litigation

As previously reported, on June 18, 2009, three former hourly members of the Butler Armco Independent Union filed a purported class action against AK Steel in the United States District Court for the Southern District of Ohio, Case No. 1-09CV00423 (the “Butler Retiree Action”), alleging that AK Steel did not have a right to make changes to their healthcare benefits. The named plaintiffs in the Butler Retiree Action sought, among other things, injunctive relief for themselves and the other members of a proposed class, including an order retroactively rescinding certain changes to retiree healthcare benefits negotiated by AK Steel with its union. The proposed class the plaintiffs sought to represent consisted originally of all union-represented retirees of AK Steel other than those retirees who were included in the class covered by the Middletown Works class action litigation referred to in Note 6. On October 14, 2009, plaintiffs filed a motion for preliminary injunction, seeking to prevent certain scheduled January 2010 changes to retiree healthcare from taking effect. On January 29, 2010, the trial court issued an opinion and order granting plaintiffs’ motion for a preliminary injunction and barring AK Steel from effecting any further benefit reductions or new healthcare charges for Butler Works hourly retirees until final judgment in the case. Absent a reversal of the decision to impose the preliminary injunction, the negotiated changes to retiree healthcare for the Company’s Butler Works retirees would have been rescinded and the Company’s OPEB obligations would have increased by approximately $145.0 based upon then-current valuation assumptions. This amount reflects the value of the estimated additional healthcare and welfare benefits AK Steel would pay out with respect to the Butler hourly retirees.

In the third quarter of 2010, the Company reached a tentative settlement agreement (the “Hourly Class Settlement”) with the Butler Works hourly retirees who initiated the litigation. The participants in the Hourly Class Settlement consist generally of all retirees and their surviving spouses who worked for AK Steel at Butler Works and retired from AK Steel on or before December 31, 2006 (the “Hourly Class Members”). After reaching the Hourly Class Settlement, the Company was notified that a separate group of retirees from the Butler Works who were previously salaried employees and who had been members of the Butler Armco Independent Salaried Union were asserting similar claims and desired to settle those claims on a basis similar to the settlement with the hourly employees. The participants in this group consist generally of all retirees and their surviving spouses who worked for AK Steel at Butler Works and retired from AK Steel anytime from January 1, 1985, through September 30, 2006 (the “Salaried Class Members”). If the Salaried Class Members were to prevail on their claims, the Company’s OPEB would have increased by approximately $8.5 based upon then-current valuation assumptions. This amount reflects the value of the estimated additional healthcare and welfare benefits AK Steel would pay out with respect to the Salaried Class Members. After negotiation with counsel representing the Salaried Class Members, the Company also reached a tentative settlement agreement with the Salaried Class Members (the “Salaried Class Settlement” and, with the Hourly Class Settlement, collectively referred to as the "Butler Retiree Settlement").

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

On January 10, 2011, the Court issued written orders granting final approval to the Butler Retiree Settlement, as well as the proposed attorney fee award. The final judgment (the “Judgment”) formally approving the Butler Retiree Settlement and the attorney fee award also was entered on January 10, 2011. The Butler Retiree Settlement became effective on that date. No appeal from that Judgment has been taken and the time for filing such an appeal has expired. Pursuant to the Butler Retiree Settlement, AK Steel agreed to continue to provide company-paid health and life insurance to Class Members through December 31, 2014, and to make combined lump sum payments totaling $91.0 to a VEBA Trust and to plaintiffs’ counsel. AK Steel agreed to make three cash contributions to the VEBA Trust as follows: approximately $22.6 on August 1, 2011 which has been paid; approximately $31.7 on July 31, 2012; and approximately $27.6 on July 31, 2013. The balance of the total lump sum payments was paid to plaintiffs’ attorneys on August 1, 2011, to cover plaintiffs’ obligations with respect to attorneys’ fees. Effective January 1, 2015, AK Steel will transfer to the VEBA Trust all OPEB obligations owed to the Class Members under the Company's applicable health and welfare plans and will have no further liability for any claims incurred by the Class Members after December 31, 2014, relating to their OPEB obligations. The VEBA Trust will be utilized to fund all such future OPEB obligations to the Class Members. Trustees of the VEBA Trust will determine the scope of the benefits to be provided to the Class Members. For accounting purposes, a settlement of the Company’s OPEB obligations will be deemed to have occurred when AK Steel makes the final benefit payments in 2014. See Note 6 for more information concerning amounts recognized in the financial statements in connection with the Butler Retiree Settlement.

NOTE 10 - Stockholders’ Equity

Preferred Stock:  There are 25,000,000 shares of preferred stock authorized; no shares are issued or outstanding.

Common Stock:  The holders of common stock are entitled to receive dividends when and as declared by the Board of Directors out of funds legally available for distribution.  The holders have one vote per share in respect of all matters and are not entitled to preemptive rights.

Dividends:  Since March 2008, the Company has maintained a dividend policy for the payment of a quarterly common stock dividend at the rate of $0.05 per share.  On January 24, 2012, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock, payable on March 9, 2012 to shareholders of record on February 10, 2012.  The instruments governing the Company’s outstanding senior debt do not include covenants restricting dividend payments.  The Company’s Credit Facility contains certain restrictive covenants with respect to the Company’s payment of dividends. Under these covenants, dividends are permitted provided (i) availability exceeds $247.5 or (ii) availability exceeds $192.5 and the Company meets a fixed charge coverage ratio of one to one as of the most recently ended fiscal quarter. If the Company cannot meet either of these thresholds, dividends would be limited to $12.0 annually. Currently, the availability under the Credit Facility significantly exceeds $247.5. Accordingly, there currently are no covenant restrictions on the Company’s ability to declare and pay a dividend to its stockholders. Cash dividends paid in 2011 and 2010 by the Company to its shareholders were determined to be a return of capital under the United States Internal Revenue Code.

Share Repurchase Program:  In October 2008, the Board of Directors authorized the Company to repurchase, from time to time, up to $150.0 of its outstanding common stock.  In 2011 and 2010, the Company did not make any common stock repurchases under this program.  During 2009, the Company expended $10.0 to purchase 1,624,700 shares of its common stock pursuant to this authorization.

NOTE 11 - Share-based Compensation

AK Holding’s Stock Incentive Plan (the “SIP”) permits the granting of nonqualified stock option, restricted stock, performance share and/or restricted stock unit awards to Directors, officers and other employees of the Company. Stockholders have approved an aggregate maximum of 19 million shares issuable under the SIP through December 31, 2019.

The following table summarizes information about share-based compensation expense for the years ended December 31, 2011, 2010 and 2009:

Share-based Compensation Expense	2011	2010	2009
Stock options	$2.3	$2.7	$2.0
Restricted stock	5.9	6.7	4.6
Restricted stock units issued to Directors	0.9	0.8	0.8
Performance shares	5.8	5.6	5.7
Pre-tax share-based compensation expense	$14.9	$15.8	$13.1

Stock Options

Stock options have a maximum term of ten years and may not be exercised earlier than six months following the date of grant or such other term as may be specified in the award agreement. Stock options granted to officers and key managers vest and become exercisable in three equal installments on the first, second and third anniversaries of the grant date. The exercise price of each option may not be less than the market price of the Company’s common stock on the date of the grant. The Company has not had, and does not have, a policy or practice of repricing stock options to lower the price at which such options are exercisable.

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

The Company’s estimate of fair value of options granted is calculated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2011	2010	2009
Expected volatility	59.7% – 78.0%	61.8% – 77.7%	81.1% – 90.8%
Weighted-average volatility	62.1%	66.0%	82.6%
Expected term (in years)	2.7 – 6.3	2.8 – 6.3	2.8 – 6.3
Risk-free interest rate	0.4% – 2.6%	0.7% – 2.9%	1.1% – 1.8%
Dividend yield	1.4%	0.9%	2.2%
Weighted-average grant-date fair value per share of options granted	$6.83	$11.05	$5.08

A summary of option activity under the Company’s SIP for the year ended December 31, 2011, is presented below:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	1,100,597	$16.86
Granted	299,859	14.56
Exercised	(21,593)	8.79
Canceled	(6,819)	18.41
Outstanding at December 31, 2011	1,372,044	16.48	6.4	$0.1

Exercisable at December 31, 2011	818,476	17.24	5.2	0.1

Unvested at December 31, 2011	553,568	15.35	8.2	—

Unvested at December 31, 2011 expected to vest	525,890	15.35	8.2	—

As of December 31, 2011, there were $1.0 of total unrecognized compensation costs related to non-vested stock options, which costs are expected to be recognized over a weighted-average period of 0.7 years.

The following table shows the intrinsic value of stock options exercised during the periods. Intrinsic value is based upon the actual market price on the date of exercise, as determined by the quoted average of the reported high and low sales prices on such date.

	2011	2010	2009
Total intrinsic value of options exercised	$0.2	$2.2	$0.3

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

A summary of the activity for non-vested restricted stock awards for the year ended December 31, 2011, is presented below:

Restricted Stock Awards	Restricted Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2010	427,201	$16.26
Granted	346,259	14.47
Vested/restrictions lapsed	(308,525)	15.71
Canceled	(9,168)	16.88
Outstanding at December 31, 2011	455,767	15.26

The following table summarizes information related to restricted stock awards vested for the relevant periods:

	2011	2010	2009
Fair value of restricted shares vested/restrictions lapsed	$4.8	$8.5	$4.5

As of December 31, 2011, there were $2.9 of total unrecognized compensation costs related to non-vested restricted stock awards granted under the SIP, which costs are expected to be recognized over a weighted-average period of 1.5 years.

Performance Shares

Performance shares are granted to officers and key managers. The awards are earned based upon meeting performance measures over a three-year period. Though a target number of performance shares are awarded on the grant date, the total number of performance shares issued to the participant upon vesting is based on two equally-rated metrics: (i) the Company’s share performance compared to a prescribed compounded annual growth rate and (ii) the Company’s total share return compared to Standard & Poor’s MidCap 400 index.

The Company’s estimate of fair value of performance shares granted is calculated as of the date of grant using a Monte Carlo simulation model with the following weighted-average assumptions:

	2011	2010	2009
Company expected volatility	89.0%	87.9%	78.2%
S&P’s MidCap 400 index expected volatility	52.4%	49.8%	43.4%
Risk-free interest rate	1.0%	1.4%	1.1%
Dividend yield	1.4%	0.9%	2.2%
Weighted-average grant-date fair value per performance share granted	$15.78	$25.61	$10.25

A summary of the activity for non-vested performance share awards for the year ended December 31, 2011, is presented below:

Performance Share Awards	Performance Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2010	927,011	$18.85
Granted	385,315	15.78
Earned	—	—
Expired or forfeited	(653,233)	15.98
Outstanding at December 31, 2011	659,093	19.91

As of December 31, 2011, there were $6.2 of total unrecognized compensation costs related to non-vested performance share awards granted under the SIP, which costs are expected to be recognized over a weighted-average period of 1.6 years.

NOTE 12 - Comprehensive Income (Loss)

Accumulated other comprehensive income, net of tax, is as follows:

	2011	2010
Foreign currency translation	$2.8	$3.5
Cash flow hedges	(10.9)	(0.4)
Unrealized holding gain (loss) on securities	(0.6)	(0.3)
Pension and OPEB plans	11.4	89.8
Accumulated other comprehensive income	$2.7	$92.6

The tax effects allocated to each component of other comprehensive income (loss) are as follows:

	2011	2010	2009
Cash flow hedges:
Gains (losses) arising in period	$(8.0)	$(7.0)	$(6.9)
Reclassification of loss (gain) to net income (loss)	1.5	12.0	22.1
Unrealized holding gain (loss) on securities:
Unrealized holding gain (loss) arising in period	(0.2)	0.6	1.4
Reclassification of loss (gain) to net income (loss)	—	0.1	—
Pension and OPEB plans:
Prior service cost arising in period	(7.5)	(0.5)	0.1
Reclassification of prior service cost (credits) included in net income (loss)	(22.3)	(29.5)	(29.7)
Gains (losses) arising in period	(122.2)	(25.8)	8.8
Reclassification of losses (gains) included in net income (loss)	103.9	5.9	5.5
Income tax (benefit) allocated to other comprehensive income	$(54.8)	$(44.2)	$1.3

NOTE 13 - Earnings per Share

Reconciliation of the numerators and denominators for basic and diluted EPS computations is as follows:

	2011	2010	2009
Net income (loss) attributable to AK Steel Holding Corporation	$(155.6)	$(128.9)	$(74.6)
Less: distributed earnings to common stockholders and holders of certain stock compensation awards	22.0	22.0	22.0
Undistributed earnings (loss)	$(177.6)	$(150.9)	$(96.6)

Common stockholders earnings—basic and diluted:
Distributed earnings to common stockholders	$22.0	$21.9	$21.8
Undistributed earnings (loss) to common stockholders	(176.9)	(150.3)	(96.0)
Common stockholders earnings (loss)—basic and diluted	$(154.9)	$(128.4)	$(74.2)

Common shares outstanding (weighted-average shares in millions):
Common shares outstanding for basic earnings per share	109.8	109.6	109.0
Effect of dilutive stock-based compensation	—	—	—
Common shares outstanding for diluted earnings per share	109.8	109.6	109.0

Basic and diluted earnings per share:
Distributed earnings	$0.20	$0.20	$0.20
Undistributed earnings (loss)	(1.61)	(1.37)	(0.88)
Basic and diluted earnings (loss) per share	$(1.41)	$(1.17)	$(0.68)

Potentially issuable common shares (in millions) excluded from earnings per share calculation due to anti-dilutive effect	1.2	1.1	0.4

NOTE 14 - Variable Interest Entities

SunCoke Middletown

In 2008, the Company entered into a 20-year supply contract with SunCoke Middletown to provide the Company with metallurgical-grade coke and electrical power. A new facility owned and operated by SunCoke Middletown was constructed adjacent to the Company’s Middletown Works and commenced production in the fourth quarter of 2011. The new facility is expected to produce about 550,000 tons of coke and approximately 45 megawatts of electrical power annually, helping the Company achieve its goal of more fully integrating its raw material supply and providing about 25% of the power requirements of Middletown Works.

Even though the Company has no ownership interest in SunCoke Middletown, the Company has committed to purchase all of the expected production from the facility. As a result, SunCoke Middletown is deemed to be a variable interest entity and the financial results of SunCoke Middletown are required to be consolidated with the results of the Company. Included in the Company’s Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009 was loss before taxes related to SunCoke Middletown of $7.8, $2.7 and $2.9, respectively, comprised primarily of selling and administrative expenses.

Magnetation LLC

On October 4, 2011, AK Steel entered into a joint venture (“Magnetation JV”) with Magnetation, Inc. (“Magnetation Partner”) whereby AK Steel acquired a 49.9% interest in Magnetation JV. Magnetation JV utilizes magnetic separation technology to recover iron ore from existing stockpiles of previously mined material. Magnetation Partner’s primary initial contributions consist of plant assets and a license of its proprietary technology to the Magnetation JV. Magnetation Partner will oversee the day-to-day operations of Magnetation JV by providing management and administrative services through a management services agreement.

The joint venture is expected to grow in two phases. With respect to Phase I, Magnetation JV currently operates an existing iron ore concentrate plant and is constructing a second plant near the existing one. Once the second plant is fully operational, which is expected during the second quarter of 2012, Phase I will be complete.

Phase II will commence following Magnetation JV’s satisfaction of certain conditions, principally when it obtains the necessary permits, and will involve the construction and operation of one or more additional concentrate plants and an iron ore pelletizing plant. Through an offtake agreement, AK Steel will have the right to purchase all of the pellets produced by the pelletizing plant.

AK Steel’s investment of capital in Magnetation JV also will occur in phases. For Phase I, AK Steel will contribute a total of $147.5 for its interest in the joint venture. AK Steel contributed $100.0 on October 4, 2011, and anticipates funding the remaining $47.5 in the third quarter of 2012 upon Magnetation JV’s attainment of specified operational performance levels. For Phase II, AK Steel will contribute a total of $150.0. AK Steel’s contribution of the Phase II funds will be made following Magnetation JV’s satisfaction of certain conditions, primarily obtaining the necessary permits, and is anticipated to occur over time between 2013 and 2016.

The Company has determined that Magnetation JV is a variable interest entity and that Magnetation Partner is the primary beneficiary. The activities that most significantly affect Magnetation JV’s economic performance are primarily related to the operating contracts between Magnetation JV and Magnetation Partner, including acquisition of iron-ore resources, management administrative services (including management supervision, accounting, human resources, tax and information technology services), sales and marketing activities, licensing of significant technology to Magnetation JV and construction services. Further, Magnetation Partner would receive a majority of the expected returns and absorb a majority of the expected losses of Magnetation JV. Because AK Steel is not the primary beneficiary of Magnetation JV, the Company will account for its investment under the equity method of accounting. As of December 31, 2011, the Company’s cost of the investment exceeded its share of the underlying equity in net assets of Magnetation JV, recorded using historical carrying amounts, by $66.8. This difference will be amortized through equity in earnings, which is included in other income (expense).

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

NOTE 15 - Fair Value Measurements

The Company measures certain assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various valuation approaches. The hierarchy of those valuation approaches is broken down into three levels based on the reliability of inputs as follows:

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

•
Level 2 inputs are inputs, other than quoted prices, that are directly or indirectly observable for the asset or liability. Level 2 inputs include model-generated values that rely on inputs either directly observed or readily-derived from available market data sources, such as Bloomberg or other news and data vendors. Level 2 prices include quoted prices for similar assets or liabilities in active markets, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates and yield curves observable at commonly quoted intervals or current market) and contractual prices for the underlying financial instrument, as well as other relevant economic factors. Fair values of the Company’s natural gas, electric, and nickel derivative contracts and foreign currency forward contracts are generated using forward prices that are derived from observable futures prices relating to the respective commodity or currency from sources such as the New York Mercantile Exchange (NYMEX) or the London Metal Exchange (LME). In cases where the derivative is an option contract (including caps, floors and collars), the Company’s valuations reflect adjustments made to valuations generated by the derivatives’ counterparty. After validating that the counterparty’s assumptions relating to implied volatilities are in line with an independent source for these implied volatilities, the Company discounts these model-generated future values with discount factors designed to reflect the credit quality of the party obligated to pay under the derivative contract. While differing discount rates are applied to different contracts as a function of differing maturities and different counterparties, as of December 31, 2011, a spread over benchmark interest rates of less than three percent was used for contracts valued as liabilities, while the spread over benchmark rates of less than one and one-half percent was used for derivatives valued as assets.

•
Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. This level of categorization is not applicable to the Company’s valuations on a normal recurring basis other than its pension assets.

The following fair value table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

	2011			2010
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets
Other non-current assets—
Available for sale investments	$29.6	$—	$29.6	$29.9	$—	$29.9
Other current assets:
Foreign exchange contracts	—	1.0	1.0	—	0.2	0.2
Commodity hedge contracts	—	—	—	—	0.8	0.8
Assets measured at fair value	$29.6	$1.0	$30.6	$29.9	$1.0	$30.9

Liabilities
Accrued liabilities—
Commodity hedge contracts	—	(21.6)	(21.6)	—	(0.1)	(0.1)
Liabilities measured at fair value	$—	$(21.6)	$(21.6)	$—	$(0.1)	$(0.1)

The Company has estimated the fair value of long-term debt based upon quoted market prices for the same or similar issues or on the current interest rates available to the Company for debt of similar terms and maturities. The following table summarizes the fair value of the Company’s long-term debt for the relevant periods:

	2011	2010
Fair value of long-term debt, including current maturities	$637.8	$664.7
Carrying amount of long-term debt, including current maturities	650.7	651.3

See Note 6 for information on the fair value of pension plan assets. The carrying amounts of the Company’s other financial instruments do not differ materially from their estimated fair values at December 31, 2011 and 2010.

NOTE 16 - Disclosures about Derivative Instruments and Hedging Activities

The Company is subject to fluctuations of exchange rates on a portion of intercompany receivables that are denominated in foreign currencies and uses forward currency contracts to manage exposures to certain of these currency price fluctuations. These contracts have not been designated as hedges for accounting purposes and gains or losses are reported in earnings on a current basis in other income (expense).

The Company is exposed to fluctuations in market prices of raw materials and energy sources. The Company uses cash-settled commodity price swaps and options (including collars) to hedge the market risk associated with the purchase of certain of its raw materials and energy requirements. These derivatives are routinely used with respect to a portion of the Company’s natural gas and nickel requirements and are sometimes used with respect to its iron ore, aluminum, zinc and electricity requirements. The Company’s hedging strategy is designed to mitigate the effect on earnings from the price volatility of these various commodity exposures. Independent of any hedging activities, price increases in any of these commodity markets could negatively affect operating costs.

All commodity derivatives are marked to market and recognized as an asset or liability at fair value. The effective gains and losses for commodity derivatives designated as cash flow hedges of forecasted purchases of raw materials and energy sources are recognized in accumulated other comprehensive income on the Consolidated Balance Sheets and reclassified into cost of products sold in the same period as the earnings recognition of the associated underlying transaction. Gains and losses on these designated derivatives arising from either hedge ineffectiveness or related to components excluded from the assessment of effectiveness are recognized in current earnings under cost of products sold. All gains or losses from derivatives for which hedge accounting treatment has not been elected are also reported in earnings on a current basis in cost of products sold.

As of December 31, 2011 and 2010, the Company had the following outstanding commodity price swaps and options and forward foreign exchange contracts:

Commodity	2011	2010
Nickel (in lbs)	545,500	238,095
Natural gas (in MMBTUs)	28,700,000	23,500,000
Zinc (in lbs)	21,000,000	—
Iron ore (in metric tons)	294,000	—
Foreign exchange contracts (in euros)	€13,050,000	€17,450,000

The following table presents the fair value of derivative instruments in the Consolidated Balance Sheets as of December 31, 2011 and 2010:

Asset (liability)	2011	2010
Derivatives designated as hedging instruments:
Accrued liabilities—commodity contracts	$(19.4)	$—

Derivatives not designated as hedging instruments:
Other current assets:
Foreign exchange contracts	1.0	0.2
Commodity contracts	—	0.8
Accrued liabilities—
Commodity contracts	(2.2)	(0.1)

The following table presents gains (losses) on derivative instruments included in the Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009:

Gain (loss)	2011	2010	2009
Derivatives in cash flow hedging relationships—
Commodity contracts:
Reclassified from accumulated other comprehensive income (loss) into cost of products sold (effective portion)	$(4.0)	$(17.1)	$(40.1)
Recognized in cost of products sold (ineffective portion and amount excluded from effectiveness testing)	(10.2)	(12.9)	(9.4)

Derivatives not designated as hedging instruments:
Foreign exchange contracts—recognized in other income (expense)	0.8	(0.7)	2.3
Commodity contracts—recognized in cost of products sold	(5.1)	1.8	2.8

The following table lists the amount of gains (losses) net of tax expected to be reclassified into earnings within the next twelve months for the Company’s existing commodity contracts that qualify for hedge accounting:

Commodity Hedge	Settlement Dates	Gains (losses)
Natural gas	January 2012 to December 2012	$(10.5)
Iron ore	March 2012 to August 2012	(0.3)

NOTE 17 - Supplemental Cash Flow Information

The following table presents the net cash paid (received) during the period for interest, net of capitalized interest, and income taxes:

	2011	2010	2009
Net cash paid (received) during the period for:
Interest, net of capitalized interest	$44.3	$25.7	$49.7
Income taxes	0.1	(20.3)	(24.0)

The Company had non-cash capital investments during the years ended December 31, 2011, 2010 and 2009, that had not been paid as of the end of the respective period. These amounts are included in accounts payable and accrued liabilities and have been excluded from the Consolidated Statements of Cash Flows. The Company also granted restricted stock to certain employees and restricted stock units to directors under the SIP.

The amounts of non-cash investing and financing activities for the years ended December 31, 2011, 2010 and 2009, were as follows:

	2011	2010	2009
Capital investments	$10.2	$30.9	$16.8
Capital investments—SunCoke Middletown	16.3	19.7	—
Issuance of restricted stock and restricted stock units	5.7	7.1	3.8
Issuance of note payable for Solar Fuel purchase (at fair value)	10.2	—	—

NOTE 18 - Consolidated Quarterly Sales and Earnings (Losses) (Unaudited)

Earnings per share for each quarter and the year are calculated individually and may not sum to the total for the year.

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$1,581.1	$1,791.9	$1,585.8	$1,509.2	$6,468.0
Operating profit (loss)	19.5	68.5	11.4	(300.7)	(201.3)
Net income (loss) attributable to AK Steel Holding	8.7	33.1	(3.5)	(193.9)	(155.6)
Basic and diluted earnings (loss) per share	$0.08	$0.30	$(0.03)	$(1.76)	$(1.41)

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$1,405.7	$1,596.1	$1,575.9	$1,390.6	$5,968.3
Operating profit (loss)	57.6	65.6	(102.5)	(154.6)	(133.9)
Net income (loss) attributable to AK Steel Holding	1.9	26.7	(59.2)	(98.3)	(128.9)
Basic and diluted earnings (loss) per share	$0.02	$0.24	$(0.54)	$(0.89)	$(1.17)

NOTE 19 - Supplemental Guarantor Information

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

Condensed Statements of Operations
Year Ended December 31, 2011

	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
Net sales	$—	$6,205.9	$756.7	$(494.6)	$6,468.0
Cost of products sold (exclusive of items shown below)	—	5,854.1	635.1	(452.4)	6,036.8
Selling and administrative expenses (exclusive of items shown below)	4.4	222.3	36.4	(47.7)	215.4
Depreciation	—	177.4	7.6	—	185.0
Pension and OPEB expense (income) (exclusive of corridor charge shown below)	—	(36.0)	—	—	(36.0)
Pension corridor charge	—	268.1	—	—	268.1
Total operating costs	4.4	6,485.9	679.1	(500.1)	6,669.3
Operating profit (loss)	(4.4)	(280.0)	77.6	5.5	(201.3)
Interest expense	—	47.3	0.2	—	47.5
Other income (expense)	—	(8.4)	3.1	—	(5.3)
Income (loss) before income taxes	(4.4)	(335.7)	80.5	5.5	(254.1)
Income tax provision (benefit)	(1.8)	(125.6)	31.2	2.2	(94.0)
Net income (loss)	(2.6)	(210.1)	49.3	3.3	(160.1)
Less: net income (loss) attributable to noncontrolling interests	—	—	(4.5)	—	(4.5)
Equity in net income (loss) of subsidiaries	(153.0)	57.1	—	95.9	—
Net income (loss) attributable to AK Steel Holding Corporation	$(155.6)	$(153.0)	$53.8	$99.2	$(155.6)

Condensed Statements of Operations
Year Ended December 31, 2010

	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
Net sales	$—	$5,765.6	$615.7	$(413.0)	$5,968.3
Cost of products sold (exclusive of items shown below)	—	5,507.7	517.9	(382.4)	5,643.2
Selling and administrative expenses (exclusive of items shown below)	4.2	214.9	29.2	(44.3)	204.0
Depreciation	—	190.1	7.0	—	197.1
Pension and OPEB expense (income)	—	(14.9)	—	—	(14.9)
Other operating items	—	72.8	—	—	72.8
Total operating costs	4.2	5,970.6	554.1	(426.7)	6,102.2
Operating profit (loss)	(4.2)	(205.0)	61.6	13.7	(133.9)
Interest expense	—	32.8	0.2	—	33.0
Other income (expense)	—	(11.6)	3.9	0.1	(7.6)
Income (loss) before income taxes	(4.2)	(249.4)	65.3	13.8	(174.5)
Income tax provision (benefit)	(1.5)	(70.8)	23.7	4.8	(43.8)
Net income (loss)	(2.7)	(178.6)	41.6	9.0	(130.7)
Less: net income (loss) attributable to noncontrolling interests	—	—	(1.8)	—	(1.8)
Equity in net income (loss) of subsidiaries	(126.2)	52.4	—	73.8	—
Net income (loss) attributable to AK Steel Holding Corporation	$(128.9)	$(126.2)	$43.4	$82.8	$(128.9)

Condensed Statements of Operations
Year Ended December 31, 2009

	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
Net sales	$—	$3,606.4	$567.6	$(97.2)	$4,076.8
Cost of products sold (exclusive of items shown below)	0.2	3,271.0	513.3	(58.9)	3,725.6
Selling and administrative expenses (exclusive of items shown below)	3.5	187.0	28.5	(30.7)	188.3
Depreciation	—	197.4	7.2	—	204.6
Pension and OPEB expense (income)	—	28.4	—	—	28.4
Total operating costs	3.7	3,683.8	549.0	(89.6)	4,146.9
Operating profit (loss)	(3.7)	(77.4)	18.6	(7.6)	(70.1)
Interest expense	—	36.9	0.1	—	37.0
Other income (expense)	—	(1.6)	45.2	(34.5)	9.1
Income (loss) before income taxes	(3.7)	(115.9)	63.7	(42.1)	(98.0)
Income tax provision (benefit)	(1.3)	(36.2)	24.5	(7.0)	(20.0)
Net income (loss)	(2.4)	(79.7)	39.2	(35.1)	(78.0)
Less: net income (loss) attributable to noncontrolling interests	—	—	(3.4)	—	(3.4)
Equity in net income (loss) of subsidiaries	(72.2)	7.5	—	64.7	—
Net income (loss) attributable to AK Steel Holding Corporation	$(74.6)	$(72.2)	$42.6	$29.6	$(74.6)

Condensed Balance Sheets
December 31, 2011

	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$19.9	$22.1	$—	$42.0
Accounts receivable, net	—	587.5	69.8	(93.1)	564.2
Inventory, net	—	304.6	122.1	(8.0)	418.7
Deferred tax assets	—	216.3	0.2	—	216.5
Other current assets	0.2	31.9	0.9	—	33.0
Total current assets	0.2	1,160.2	215.1	(101.1)	1,274.4
Property, plant and equipment	—	5,377.2	590.0	—	5,967.2
Accumulated depreciation	—	(3,726.9)	(70.1)	—	(3,797.0)
Property, plant and equipment, net	—	1,650.3	519.9	—	2,170.2
Other non-current assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	55.6
Investment in Magnetation LLC	—	—	101.2	—	101.2
Investment in affiliates	(1,589.1)	1,589.1	1,204.3	(1,204.3)	—
Inter-company accounts	1,977.4	(3,207.3)	(401.7)	1,631.6	—
Goodwill	—	—	37.1	—	37.1
Deferred tax assets	—	716.3	0.2	—	716.5
Other non-current assets	—	64.4	30.5	—	94.9
TOTAL ASSETS	$388.5	$1,973.0	$1,762.2	$326.2	$4,449.9
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Borrowings under credit facility	$—	$250.0	$—	$—	$250.0
Accounts payable	—	525.4	59.4	(1.2)	583.6
Accrued liabilities	—	162.3	10.5	—	172.8
Current portion of long-term debt	—	0.7	—	—	0.7
Current portion of pension and other postretirement benefit obligations	—	129.6	0.4	—	130.0
Total current liabilities	—	1,068.0	70.3	(1.2)	1,137.1
Non-current liabilities:
Long-term debt	—	650.0	—	—	650.0
Pension and other postretirement benefit obligations	—	1,740.7	4.1	—	1,744.8
Other non-current liabilities	—	103.4	437.4	—	540.8
Total non-current liabilities	—	2,494.1	441.5	—	2,935.6
TOTAL LIABILITIES	—	3,562.1	511.8	(1.2)	4,072.7
TOTAL AK HOLDING STOCKHOLDERS’ EQUITY (DEFICIT)	388.5	(1,589.1)	1,261.7	327.4	388.5
Noncontrolling interests	—	—	(11.3)	—	(11.3)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	388.5	(1,589.1)	1,250.4	327.4	377.2
TOTAL LIABILITIES AND EQUITY	$388.5	$1,973.0	$1,762.2	$326.2	$4,449.9

Condensed Balance Sheets
December 31, 2010

	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$201.4	$15.4	$—	$216.8
Accounts receivable, net	—	516.6	57.8	(91.6)	482.8
Inventory, net	—	359.7	100.4	(11.4)	448.7
Deferred tax assets	—	225.6	0.1	—	225.7
Other current assets	0.2	29.1	0.8	—	30.1
Total current assets	0.2	1,332.4	174.5	(103.0)	1,404.1
Property, plant and equipment	—	5,324.1	344.1	—	5,668.2
Less accumulated depreciation	—	(3,571.8)	(63.2)	—	(3,635.0)
Property, plant and equipment, net	—	1,752.3	280.9	—	2,033.2
Other non-current assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	55.6
Investment in affiliates	(1,341.0)	1,341.0	1,149.7	(1,149.7)	—
Inter-company accounts	1,985.5	(3,127.1)	(275.7)	1,417.3	—
Goodwill	—	—	37.1	—	37.1
Deferred tax assets	—	581.2	0.3	—	581.5
Other non-current assets	—	52.0	25.1	—	77.1
TOTAL ASSETS	$644.7	$1,931.8	$1,447.5	$164.6	$4,188.6
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$518.6	$34.8	$(0.3)	$553.1
Accrued liabilities	—	136.7	8.3	—	145.0
Current portion of long-term debt	—	0.7	—	—	0.7
Current portion of pension and other postretirement benefit obligations	—	145.2	0.5	—	145.7
Total current liabilities	—	801.2	43.6	(0.3)	844.5
Non-current liabilities:
Long-term debt	—	650.6	—	—	650.6
Pension and other postretirement benefit obligations	—	1,701.2	4.8	—	1,706.0
Other non-current liabilities	—	119.8	224.5	2.1	346.4
Total non-current liabilities	—	2,471.6	229.3	2.1	2,703.0
TOTAL LIABILITIES	—	3,272.8	272.9	1.8	3,547.5
TOTAL AK HOLDING STOCKHOLDERS’ EQUITY (DEFICIT)	644.7	(1,341.0)	1,178.2	162.8	644.7
Noncontrolling interests	—	—	(3.6)	—	(3.6)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	644.7	(1,341.0)	1,174.6	162.8	641.1
TOTAL LIABILITIES AND EQUITY	$644.7	$1,931.8	$1,447.5	$164.6	$4,188.6

Condensed Statements of Cash Flows
Year Ended December 31, 2011

	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
Net cash flows from operating activities	$(1.7)	$(216.9)	$39.7	$(1.6)	$(180.5)
Cash flows from investing activities:
Capital investments	—	(98.9)	(197.2)	—	(296.1)
Investments in Magnetation LLC and AK Coal	—	—	(125.4)	—	(125.4)
Other investing items, net	—	1.4	(0.1)	—	1.3
Net cash flows from investing activities	—	(97.5)	(322.7)	—	(420.2)
Cash flows from financing activities:
Net borrowings under credit facility	—	250.0	—	—	250.0
Redemption of long-term debt	—	(0.7)	—	—	(0.7)
Debt issuance costs	—	(10.1)	—	—	(10.1)
Proceeds from exercise of stock options	0.2	—	—	—	0.2
Purchase of treasury stock	(1.5)	—	—	—	(1.5)
Common stock dividends paid	(22.0)	—	—	—	(22.0)
Inter-company activity	25.0	(106.4)	79.8	1.6	—
Advances from noncontrolling interest owner	—	—	210.7	—	210.7
Other financing items, net	—	0.1	(0.8)	—	(0.7)
Net cash flows from financing activities	1.7	132.9	289.7	1.6	425.9
Net decrease in cash and cash equivalents	—	(181.5)	6.7	—	(174.8)
Cash and equivalents, beginning of year	—	201.4	15.4	—	216.8
Cash and equivalents, end of year	$—	$19.9	$22.1	$—	$42.0

Condensed Statements of Cash Flows
Year Ended December 31, 2010

	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
Net cash flows from operating activities	$(2.0)	$(157.5)	$41.2	$(14.1)	$(132.4)
Cash flows from investing activities:
Capital investments	—	(117.0)	(149.3)	—	(266.3)
Other investing items, net	—	1.3	(1.3)	—	—
Net cash flows from investing activities	—	(115.7)	(150.6)	—	(266.3)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	549.1	—	—	549.1
Redemption of long-term debt	—	(506.3)	—	—	(506.3)
Debt issuance costs	—	(11.3)	—	—	(11.3)
Proceeds from exercise of stock options	1.3	—	—	—	1.3
Purchase of treasury stock	(7.9)	—	—	—	(7.9)
Common stock dividends paid	(22.0)	—	—	—	(22.0)
Inter-company activity	28.3	1.1	(43.5)	14.1	—
Advances from noncontrolling interest owner	—	—	151.7	—	151.7
Other financing items, net	2.3	(2.3)	(0.8)	—	(0.8)
Net cash flows from financing activities	2.0	30.3	107.4	14.1	153.8
Net decrease in cash and cash equivalents	—	(242.9)	(2.0)	—	(244.9)
Cash and equivalents, beginning of year	—	444.3	17.4	—	461.7
Cash and equivalents, end of year	$—	$201.4	$15.4	$—	$216.8

Condensed Statements of Cash Flows
Year Ended December 31, 2009

	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
Net cash flows from operating activities	$(1.7)	$(95.7)	$68.3	$87.9	$58.8
Cash flows from investing activities:
Capital investments	—	(108.5)	(25.0)	—	(133.5)
Other investing items, net	—	5.9	(5.8)	—	0.1
Net cash flows from investing activities	—	(102.6)	(30.8)	—	(133.4)
Cash flows from financing activities:
Redemption of long-term debt	—	(23.5)	—	—	(23.5)
Purchase of treasury stock	(11.4)	—	—	—	(11.4)
Common stock dividends paid	(22.0)	—	(15.8)	15.8	(22.0)
Inter-company activity	34.6	114.8	(45.7)	(103.7)	—
Advances from noncontrolling interest owner	—	—	29.0	—	29.0
Other financing items, net	0.5	2.7	(1.7)	—	1.5
Net cash flows from financing activities	1.7	94.0	(34.2)	(87.9)	(26.4)
Net decrease in cash and cash equivalents	—	(104.3)	3.3	—	(101.0)
Cash and equivalents, beginning of year	—	548.6	14.1	—	562.7
Cash and equivalents, end of year	$—	$444.3	$17.4	$—	$461.7

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  In making this assessment, the Company’s management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment and those criteria, management has determined that, as of December 31, 2011, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, which appears on the following page.

Dated:	February 27, 2012	/s/ James L. Wainscott
James L. Wainscott
Chairman of the Board, President and
Chief Executive Officer

Dated:	February 27, 2012	/s/ Albert E. Ferrara, Jr.
Albert E. Ferrara, Jr.
Senior Vice President, Finance and
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
AK Steel Holding Corporation
West Chester, Ohio

We have audited the internal control over financial reporting of AK Steel Holding Corporation and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated February 27, 2012 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.

/s/ DELOITTE & TOUCHE LLP

Cincinnati, Ohio
February 27, 2012

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information with respect to the Company’s Executive Officers is set forth in Part I of this Annual Report pursuant to General Instruction G of Form 10-K.  The information required to be furnished pursuant to this item with respect to Directors of the Company will be set forth under the caption “Election of Directors” in the Company’s proxy statement (the “2012 Proxy Statement”) to be furnished to stockholders in connection with the solicitation of proxies by the Company’s Board of Directors for use at the 2012 Annual Meeting of Stockholders, and is incorporated herein by reference.

The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2012 Proxy Statement, and is incorporated herein by reference.

The information required to be furnished pursuant to this item with respect to the Audit Committee and the Audit Committee financial expert will be set forth under the caption “Committees of the Board of Directors” in the 2012 Proxy Statement, and is incorporated herein by reference.

Information required to be furnished pursuant to this item with respect to and any material changes to the process by which security holders may recommend nominees to the Board of Directors will be set forth under the caption “Stockholder Proposals for the 2013 Annual Meeting and Nominations of Directors” in the 2012 Proxy Statement, and is incorporated herein by reference.

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

The information required to be furnished pursuant to this item will be set forth under the caption “Executive Compensation” and in the Director Compensation Table and its accompanying narrative in the 2012 Proxy Statement, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required to be furnished pursuant to this item with respect to compensation plans under which equity securities of the Company are authorized for issuance will be set forth under the caption “Equity Compensation Plan Information” in the 2012 Proxy Statement, and is incorporated herein by reference.

Other information required to be furnished pursuant to this item will be set forth under the caption “Stock Ownership” in the 2012 Proxy Statement, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required to be furnished pursuant to this item will be set forth under the captions “Related Person Transaction Policy” and “Board Independence” in the 2012 Proxy Statement, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required to be furnished pursuant to this item will be set forth under the caption “Principal Accounting Firm Fees” in the 2012 Proxy Statement, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The consolidated financial statements of AK Steel Holding Corporation filed as part of this Annual Report are included in Item 8.

(a)(2)  Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the required information is contained in the applicable financial statements or notes thereto.

 (a)(3)  Exhibits

The list of exhibits begins on the next page.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1
Restated Certificate of Incorporation of AK Steel Holding Corporation (incorporated herein by reference to Exhibit 3.3 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, as filed with the Commission on May 5, 2011).

3.2
By-laws of AK Steel Holding Corporation, as amended and restated as of May 27, 2010 (incorporated herein by reference to Exhibit 3.2 to AK Steel Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Commission on February 22, 2011).

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

10.1+
Executive Deferred Compensation Plan, as amended and restated as of October 18, 2007 (incorporated herein by reference to Exhibit 10.2 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, as filed with the Commission on November 6, 2007).

10.2+
Directors’ Deferred Compensation Plan, as amended and restated as of October 18, 2007 (incorporated herein by reference to Exhibit 10.3 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, as filed with the Commission on November 6, 2007).

10.3
Policy Concerning Severance Agreements with Senior Executives (incorporated herein by reference to Exhibit 99.3 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the Commission on November 14, 2003).

10.4+
Annual Management Incentive Plan, as amended and restated as of January 16, 2003 (incorporated herein by reference to Exhibit 10.3 to AK Steel Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Commission on March 9, 2004).

10.4(a)+
First Amendment to the Annual Management Incentive Plan, as amended and restated as of January 16, 2003 (incorporated herein by reference to Exhibit 10.7(a) to AK Steel Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Commission on February 26, 2008).

10.5+
Supplemental Thrift Plan, as amended and restated as of October 18, 2007 (incorporated herein by reference to Exhibit 10.5 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, as filed with the Commission on November 6, 2007).

10.6+
Executive Minimum and Supplemental Retirement Plan, as amended and restated as of October 18, 2007 (incorporated herein by reference to Exhibit 10.1 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, as filed with the Commission on November 6, 2007).

10.6(a)+
First Amendment to the Executive Minimum and Supplemental Retirement Plan, as amended and restated as of October 18, 2007 (incorporated herein by reference to Exhibit 10.1 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, as filed with the Commission on November 4, 2008).

Exhibit Number	Description
10.6(b)+
Second Amendment to the Executive Minimum and Supplemental Retirement Plan, as amended and restated as of October 18, 2007 (incorporated herein by reference to Exhibit 10.4 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, as filed with the Commission on November 3, 2009).

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

*10.9(b)+	Form of Third Amendment to the AK Steel Holding Corporation Executive Officer Severance Agreement

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

*10.14(a)+	Form of Second Amendment to the AK Steel Holding Corporation Executive Officer Change of Control Agreement

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
10.17+
Stock Incentive Plan, as amended and restated as of March 18, 2010 (incorporated herein by reference to Exhibit 10.1 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, as filed with the Commission on July 30, 2010).

10.18+
Long-Term Performance Plan, as amended and restated as of April 12, 2010 (incorporated herein by reference to Annex A to AK Steel Holding Corporation’s Proxy Statement for its 2010 Annual Meeting of Stockholders held May 27, 2010, as filed with the Commission on April 12, 2010).

10.19
Loan and Security Agreement dated as of April, 28, 2011, among AK Steel, as Borrower, Bank of America, N.A., as Agent, and certain Financial Institutions as the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on April 29, 2011).

10.19(a)
Form of Increased Commitment Agreement, dated as of October 31, 2011 by and among AK Steel, as Borrower, Bank of America, N.A., as Agent, and certain Financial Institutions as the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to AK Steel Holding Corporation's Current Report on Form 8-K, as filed with the Commission on October 31, 2011).

10.20
Amended and Restated Operating Agreement of Magnetation LLC dated as of October 4, 2011 (incorporated herein by reference to Exhibit 10.1 to AK Steel Holding Corporation's Current Report on Form 8-K, as filed with the Commission on October 5, 2011).

10.21
Stock Purchase Agreement by and among David L. Dinning, Ronald A. Corl, David C. Klementik, Ranger Investment Company, Solar Fuel Company, Inc. and AK Steel Natural Resources, LLC dated as of October 4, 2011 (incorporated herein by reference to Exhibit 10.2 to AK Steel Holding Corporation's Current Report on Form 8-K, as filed with the Commission on October 5, 2011).

10.22
Air Quality Facilities Loan Agreement dated as of February 1, 2012 between AK Steel and the Ohio Air Quality Development Authority - $36,000,000 Revenue Refunding Bonds, Series 2012-A (incorporated herein by reference to Exhibit 10.1 to AK Steel Holding Corporation's Current Report on Form 8-K, as filed with the Commission on February 7, 2012).

10.23
Loan Agreement dated as of February 1, 2012 between AK Steel and the City of Rockport, Indiana - $30,000,000 Revenue Refunding Bonds, Series 2012-A (incorporated herein by reference to Exhibit 10.2 to AK Steel Holding Corporation's Current Report on Form 8-K, as filed with the Commission on February 7, 2012).

10.24
Loan Agreement dated as of February 1, 2012 between AK Steel and the Butler County Industrial Development Authority - $7,300,000 Revenue Refunding Bonds, Series 2012-A (incorporated herein by reference to Exhibit 10.3 to AK Steel Holding Corporation's Current Report on Form 8-K, as filed with the Commission on February 7, 2012).

*12.1	Statement re: Computation of Ratio of Earnings to Combined Fixed Charges.

*12.2	Statement re: Computation of Ratio of Earnings to Fixed Charges.

*21.1	Subsidiaries of AK Steel Holding Corporation.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Section 302 Certification of Chief Executive Officer.

*31.2	Section 302 Certification of Chief Financial Officer.

Exhibit Number	Description
*32.1	Section 906 Certification of Chief Executive Officer.

*32.2	Section 906 Certification of Chief Financial Officer.

*101
The following financial statements from the Annual Report on Form 10-K of AK Steel Holding Corporation for the year ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to Consolidated Financial Statements.

* Filed or furnished herewith, as applicable
+ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in West Chester, Ohio, on February 27, 2012.

AK Steel Holding Corporation
(Registrant)

Dated:	February 27, 2012	/s/ Albert E. Ferrara, Jr.
Albert E. Ferrara, Jr.
Senior Vice President, Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature	Title	Date

/s/ James L. Wainscott	Chairman of the Board, President	February 27, 2012
James L. Wainscott	and Chief Executive Officer

/s/ Albert E. Ferrara, Jr.	Senior Vice President, Finance	February 27, 2012
Albert E. Ferrara, Jr.	and Chief Financial Officer

/s/ Richard S. Williams		February 27, 2012
Richard S. Williams	Controller and Chief Accounting Officer

/s/ Robert H. Jenkins		February 27, 2012
Robert H. Jenkins	Lead Director

/s/ Richard A. Abdoo		February 27, 2012
Richard A. Abdoo	Director

/s/ John S. Brinzo		February 27, 2012
John S. Brinzo	Director

/s/ Dennis C. Cuneo		February 27, 2012
Dennis C. Cuneo	Director

/s/ William K. Gerber		February 27, 2012
William K. Gerber	Director

/s/ Dr. Bonnie G. Hill		February 27, 2012
Dr. Bonnie G. Hill	Director

/s/ Ralph S. Michael III		February 27, 2012
Ralph S. Michael III	Director

/s/ Shirley D. Peterson		February 27, 2012
Shirley D. Peterson	Director

/s/ Dr. James A. Thomson		February 27, 2012
Dr. James A. Thomson	Director