Form 10-Q
period 2012-03-31
AK STEEL HOLDING CORP
filed 2012-04-27
CIK 918160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q

_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

or

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

There were 110,562,918 shares of common stock outstanding as of April 25, 2012.

AK STEEL HOLDING CORPORATION

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share data)

	Three Months Ended March 31,
(unaudited)	2012	2011

Net sales	$1,508.7	$1,581.1

Cost of products sold (exclusive of items shown below)	1,409.0	1,469.1
Selling and administrative expenses (exclusive of items shown below)	55.8	54.2
Depreciation	48.3	46.7
Pension and OPEB expense (income)	(8.5)	(8.4)

Total operating costs	1,504.6	1,561.6

Operating profit	4.1	19.5

Interest expense	16.2	8.6
Other income (expense)	0.9	3.4

Income (loss) before income taxes	(11.2)	14.3

Income tax provision (benefit)	(4.3)	5.8

Net income (loss)	(6.9)	8.5
Less: Net income (loss) attributable to noncontrolling interests	4.9	(0.2)

Net income (loss) attributable to AK Steel Holding Corporation	$(11.8)	$8.7

Basic and diluted earnings per share:
Net income (loss) attributable to AK Steel Holding Corporation common stockholders	$(0.11)	$0.08

Dividends declared and paid per share	$0.05	$0.05

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in millions)

	Three Months Ended March 31,
(unaudited)	2012	2011
Other comprehensive income (loss), before tax:
Foreign currency translation gain (loss)	$0.8	$1.2
Cash flow hedges:
Gains (losses) arising in period	(17.0)	0.3
Reclassification of losses (gains) to net income (loss)	7.8	6.4
Unrealized holding gains (losses) on securities:
Unrealized holding gains (losses) arising in period	0.7	0.3
Pension and OPEB plans:
Prior service cost arising in period	—	(29.6)
Reclassification of prior service cost (credits) included in net income (loss)	(18.2)	(3.7)
Gains (losses) arising in period	—	(4.3)
Reclassification of losses (gains) included in net income (loss)	6.1	(9.6)
Other comprehensive income (loss), before tax	(19.8)	(39.0)
Income tax provision (benefit) related to items of comprehensive income (loss)	(7.7)	(15.1)
Other comprehensive income (loss)	(12.1)	(23.9)
Net income (loss)	(6.9)	8.5

Comprehensive income (loss)	(19.0)	(15.4)
Less: Comprehensive income (loss) attributable to noncontrolling interests	4.9	(0.2)

Comprehensive income (loss) attributable to AK Steel Holding Corporation	$(23.9)	$(15.2)

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share data)
(unaudited)	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$42.3	$42.0
Accounts receivable, net	645.2	564.2
Inventory, net	621.3	418.7
Deferred tax assets, current	213.8	216.5
Other current assets	28.0	33.0
Total current assets	1,550.6	1,274.4
Property, plant and equipment	5,953.6	5,967.2
Accumulated depreciation	(3,845.3)	(3,797.0)
Property, plant and equipment, net	2,108.3	2,170.2
Other non-current assets:
Investment in AFSG Holdings, Inc.	55.6	55.6
Investment in Magnetation LLC	100.8	101.2
Goodwill	37.1	37.1
Deferred tax assets, non-current	736.1	716.5
Other non-current assets	102.8	94.9
Total other non-current assets	1,032.4	1,005.3
TOTAL ASSETS	$4,691.3	$4,449.9
LIABILITIES AND EQUITY
Current liabilities:
Borrowings under credit facility	$145.0	$250.0
Accounts payable	685.1	583.6
Accrued liabilities	195.5	172.8
Current portion of long-term debt	0.7	0.7
Current portion of pension and other postretirement benefit obligations	127.2	130.0
Total current liabilities	1,153.5	1,137.1
Non-current liabilities:
Long-term debt	949.9	650.0
Pension and other postretirement benefit obligations	1,705.8	1,744.8
Other non-current liabilities	521.5	540.8
Total non-current liabilities	3,177.2	2,935.6
TOTAL LIABILITIES	4,330.7	4,072.7
Commitments and contingencies
Equity:
Preferred stock, authorized 25,000,000 shares	—	—
Common stock, authorized 200,000,000 shares of $.01 par value each; issued 123,705,980 and 123,229,210 shares in 2012 and 2011; outstanding 110,562,918 and 110,284,228 shares in 2012 and 2011	1.2	1.2
Additional paid-in capital	1,928.8	1,922.2
Treasury stock, common shares at cost, 13,143,062 and 12,944,982 shares in 2012 and 2011	(173.2)	(171.6)
Accumulated deficit	(1,383.3)	(1,366.0)
Accumulated other comprehensive income (loss)	(9.4)	2.7
TOTAL AK STEEL HOLDING CORPORATION STOCKHOLDERS’ EQUITY	364.1	388.5
Noncontrolling interests	(3.5)	(11.3)
TOTAL EQUITY	360.6	377.2
TOTAL LIABILITIES AND EQUITY	$4,691.3	$4,449.9

The Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, include the following amounts related to consolidated variable interest entities. See Note 9 for more information concerning variable interest entities.

(unaudited)	March 31, 2012	December 31, 2011
SunCoke Middletown
Accounts receivable, net	$—	$0.6
Inventory, net	23.7	23.8
Property, plant and equipment	414.6	432.3
Accumulated depreciation	(4.8)	(1.4)
Accounts payable	20.9	29.8
Accrued liabilities	1.9	2.1
Other non-current liabilities	416.2	436.8
Noncontrolling interests	(5.5)	(13.4)

Other variable interest entities
Property, plant and equipment	$11.3	$11.2
Accumulated depreciation	(8.7)	(8.6)
Other assets (liabilities), net	1.5	1.6
Noncontrolling interests	2.0	2.1

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
	Three Months Ended March 31,
(unaudited)	2012	2011
Cash flows from operating activities:
Net income (loss)	$(6.9)	$8.5
Depreciation	44.9	46.7
Depreciation—SunCoke Middletown	3.4	—
Amortization	6.3	4.5
Deferred income taxes	(9.4)	4.4
Pension and OPEB expense (income)	(8.5)	(8.4)
Contributions to pension trust	(28.7)	(30.0)
Contributions to Middletown retirees VEBA	—	(65.0)
Other postretirement benefit payments	(16.3)	(20.1)
Working capital	(150.7)	(133.3)
Working capital—SunCoke Middletown	7.9	(0.4)
Other operating items, net	8.0	(4.3)
Net cash flows from operating activities	(150.0)	(197.4)

Cash flows from investing activities:
Capital investments	(10.5)	(35.6)
Capital investments—SunCoke Middletown	(19.2)	(71.7)
Other investing items, net	(0.2)	0.4
Net cash flows from investing activities	(29.9)	(106.9)

Cash flows from financing activities:
Net borrowings (repayments) under credit facility	(105.0)	75.0
Proceeds from issuance of long-term debt	373.3	—
Redemption of long-term debt	(73.5)	(0.2)
Debt issuance costs	(8.2)	(0.2)
Proceeds from exercise of stock options	—	0.1
Purchase of treasury stock	(1.7)	(1.4)
Common stock dividends paid	(5.5)	(5.5)
Advances from noncontrolling interest owner to SunCoke Middletown	—	72.4
Other financing items, net	0.8	1.4
Net cash flows from financing activities	180.2	141.6

Net increase (decrease) in cash and cash equivalents	0.3	(162.7)

Cash and cash equivalents, beginning of period	42.0	216.8

Cash and cash equivalents, end of period	$42.3	$54.1

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise indicated)

NOTE 1 - Basis of Presentation

In the opinion of the management of AK Steel Holding Corporation (“AK Holding”) and its wholly-owned subsidiary, AK Steel Corporation (“AK Steel”, and together with AK Holding, the “Company”), the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2012, the results of its operations for the three months ended March 31, 2012 and 2011, and its cash flows for the three months ended March 31, 2012 and 2011. The results of operations for the three months ended March 31, 2012, are not necessarily indicative of the results to be expected for the year ending December 31, 2012. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2011.

NOTE 2 - Inventories

	March 31, 2012	December 31, 2011
Finished and semi-finished	$805.8	$640.1
Raw materials	327.1	302.6
Total cost	1,132.9	942.7
Adjustment to state inventories at LIFO value	(511.6)	(524.0)
Net inventories	$621.3	$418.7

NOTE 3 - Income Taxes

Income taxes recorded through March 31, 2012, have been estimated based on year-to-date income and projected results for the full year.

NOTE 4 - Long-term Debt and Other Financing

AK Steel has a $1.1 billion asset-backed revolving credit facility (“Credit Facility”) with a group of lenders that expires in April 2016. Availability under the Credit Facility can fluctuate monthly based on the varying levels of eligible collateral. At March 31, 2012, the Company's eligible collateral, after application of applicable advance rates, was $1,066.9. As of March 31, 2012 and December 31, 2011, there were outstanding borrowings of $145.0 and $250.0, respectively, under the Credit Facility. Availability as of March 31, 2012 was further reduced by $81.3 attributable to outstanding letters of credit, resulting in remaining availability of $840.6. During the period, the Company was in compliance with all the terms and conditions of its debt agreements.

IRB Refinancing

In February 2012, AK Steel refinanced (the “IRB Refinancing”) $73.3 aggregate principal amount of variable-rate tax-exempt industrial revenue bonds (“IRBs”). The IRB Refinancing was accomplished through offerings of newly-issued fixed-rate tax-exempt IRBs in the same respective aggregate principal amounts as the prior IRBs that they replaced. The net proceeds of the new IRBs were used to redeem and extinguish the prior IRBs in March 2012. The weighted-average fixed interest rate of the new IRBs is 6.8%. AK Holding, of which AK Steel is a wholly-owned subsidiary, fully and unconditionally, jointly and severally, guarantees the payment of interest, principal and premium, if any, on the new IRBs. The prior IRBs were backed by letters of credit, which had the effect of lowering availability under the Credit Facility and, accordingly, the Company’s liquidity. The new IRBs are not backed by letters of credit, but rather are unsecured senior debt obligations of AK Steel. Thus, the Company’s available credit under the Credit Facility increased as a result of the IRB Refinancing.

Senior Notes due 2022

In March 2012, AK Steel issued $300.0 of 8.375% Senior Notes due 2022 (the “2022 Notes”). The issuance generated net proceeds of $293.0 after underwriting discounts and commissions and other fees. The Company used the proceeds from the 2022 Notes to repay outstanding borrowings under the Credit Facility. AK Holding fully and unconditionally, jointly and severally, guarantees the payment of interest, principal and premium, if any, on the 2022 Notes. The 2022 Notes were issued under a supplemental indenture, which includes covenants and restrictions substantially similar to the existing indentures governing the 7.625% Senior Notes due 2020 (the “2020 Notes”) and are equal in right of payment to the 2020 Notes.

At any time prior to April 1, 2017, AK Steel may redeem the 2022 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest and a “make-whole” premium calculated in accordance with the indentures governing the 2022 Notes. In addition, AK Steel may redeem the 2022 Notes, in whole or in part, at any time on or after April 1, 2017, at the redemption price for such notes, set forth below as a percentage of the face amount, plus accrued and unpaid interest to the redemption date, if redeemed during the twelve-month period commencing on April 1 of the years indicated below:

Year	Redemption Price
2017	104.188%
2018	102.792%
2019	101.396%
2020 or thereafter	100.000%

NOTE 5 - Pension and Other Postretirement Benefits

The Company provides noncontributory pension and various healthcare and life insurance benefits to most employees and retirees. The pension plan is not fully funded. The Company has contributed a total of $170.2 to the master pension trust in 2012, which satisfies the Company's required pension contribution for the year. Of this total, a contribution of $28.7 was made in the first quarter of 2012 and contributions totaling $141.5 were made in April 2012.

Net periodic benefit cost (income) for pension and other postretirement benefits were as follows:

	Three Months Ended March 31,
	2012	2011
Pension Benefits
Service cost	$0.8	$0.8
Interest cost	40.1	45.2
Expected return on assets	(46.3)	(52.0)
Amortization of prior service cost	1.1	1.2
Amortization of (gain) loss	6.1	4.7
Net periodic benefit cost (income)	$1.8	$(0.1)

Other Postretirement Benefits
Service cost	$1.1	$1.0
Interest cost	7.9	9.9
Settlement gain related to Middletown Retiree Settlement	—	(14.0)
Amortization of prior service cost (credit)	(19.3)	(19.1)
Reversal of prior amortization related to Butler Retiree Settlement	—	14.2
Amortization of (gain) loss	—	(0.3)
Net periodic benefit cost (income)	$(10.3)	$(8.3)

In 2009, the Company reached a final settlement (the “Middletown Retiree Settlement”) of a class action filed on behalf of certain retirees from the Company’s Middletown Works relating to the Company’s other postretirement benefit (“OPEB”)

obligations to such retirees. For accounting purposes, a settlement of the Company’s OPEB obligations related to the Middletown Retiree Settlement was deemed to have occurred in the first quarter of 2011 when the Company made the final payment of $65.0 to a Voluntary Employee Benefit Association (“VEBA”) trust created under the terms of that settlement. In the first quarter of 2011, the Company recognized the settlement accounting at the date of the final payment and recorded a non-cash gain of $14.0 in the statement of operations. The amount recognized was prorated based on the portion of the total liability as of March 2008 that was settled pursuant to the Middletown Retiree Settlement.

In January 2011, the Company reached a final settlement agreement (the “Butler Retiree Settlement”) of a class action filed on behalf of certain retirees from the Company’s Butler Works relating to the Company’s OPEB obligations to such retirees. Pursuant to the Butler Retiree Settlement, AK Steel agreed to continue to provide company-paid health and life insurance to class members through December 31, 2014, and to make combined lump sum payments totaling $91.0 to a VEBA trust and to plaintiffs’ counsel. AK Steel agreed to make three cash contributions to the VEBA trust as follows: $22.6 on August 1, 2011, which has been paid; $31.7 on July 31, 2012; and $27.6 on July 31, 2013. The balance of the lump sum payments was paid to plaintiffs’ attorneys on August 1, 2011, to cover plaintiffs’ obligations with respect to attorneys’ fees. Effective January 1, 2015, AK Steel will transfer to the VEBA trust all OPEB obligations owed to the Class Members under the Company’s applicable health and welfare plans and will have no further liability for any claims incurred by the Class Members after December 31, 2014, relating to their OPEB obligations. The VEBA trust will be utilized to fund all such future OPEB obligations to the Class Members. Trustees of the VEBA trust will determine the scope of the benefits to be provided to the Class Members. The effect of the settlement on the Company’s total OPEB liability (prior to any funding of the VEBA trust created under the terms of the settlement) was an increase in that liability of approximately $29.6 in the first quarter of 2011. With respect to this increase, a one-time, pre-tax charge of $14.2 was recorded in the first quarter of 2011 to reverse previous amortization of the prior plan amendment. The remaining portion was recognized in other comprehensive income and will be amortized into earnings over approximately five years. The Company’s OPEB liability will be reduced after each of the annual contributions to the VEBA trust under the terms of the Butler Retiree Settlement. In addition, the OPEB liability will be reduced by the ongoing benefit payment amounts through December 31, 2014. For accounting purposes, a settlement of the Company's OPEB obligations will be deemed to have occurred when the Company makes the final benefit payments in 2014.

Certain reclassifications of prior-year amounts have been made to conform to the current year presentation. Amounts for pension and OPEB expense (income) have been separately disclosed on the Condensed Consolidated Statements of Operations. These amounts had been included as part of costs of products sold and selling and administrative expenses in the prior year. The Company has also disclosed these amounts separately on the Condensed Consolidated Statements of Cash Flows.

NOTE 6 - Environmental and Legal Contingencies

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

	March 31, 2012	December 31, 2011
Accrued liabilities	$22.2	$22.2
Other non-current liabilities	29.5	30.3

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

As previously reported, on July 23, 2007, and on December 9, 2008, the EPA issued Notices of Violation (“NOVs”) with respect to the coke plant at AK Steel’s Ashland Works alleging violations of pushing and combustion stack limits. Additionally, on November 9, 2011, the EPA issued an NOV associated with self-reported deviations from 2008 through 2010. Since prior to the most recent NOV, the Company has been investigating the pushing and combustion stack claims and working with the EPA to attempt to resolve them through the negotiation of a Consent Decree that assumed the coke plant would continue to operate. On June 21, 2011, however, the Company permanently ceased production at the Ashland coke plant. The Company will continue to negotiate a Consent Decree with the EPA in an attempt to resolve all of these NOVs, but as a consequence of the shutdown, the nature of the negotiations with the EPA has changed. The Company anticipates that the focus now will be on the civil penalty associated with the alleged violations. AK Steel believes it will reach a settlement in this matter, but it cannot be certain that a settlement will be reached and cannot reliably estimate at this time how long it will take to reach a settlement or what all of its terms might be. AK Steel will vigorously contest any claims which cannot be resolved through a settlement.

On August 3, 2011, and on September 29, 2011, the EPA issued NOVs with respect to the coke plant at AK Steel’s Middletown Works alleging violations of pushing and combustion stack limits. The Company is investigating these claims and is working with the EPA to attempt to resolve them. AK Steel believes it will reach a settlement in this matter, but it cannot be certain that a settlement will be reached and cannot reliably estimate at this time how long it will take to reach a settlement or what all of its terms might be. AK Steel will vigorously contest any claims which cannot be resolved through a settlement. Until it has reached a settlement with the EPA or the claims that are the subject of the NOVs are otherwise resolved, AK Steel cannot reliably estimate the costs, if any, associated with any potentially required operational changes at the batteries or the timeframe over which any potential costs would be incurred.

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

As previously reported, on June 29, 2000, the United States filed a complaint on behalf of the EPA against AK Steel in the U.S. District Court for the Southern District of Ohio (the “Court”), Case No. C-1-00530, for alleged violations of the Clean Air Act, the Clean Water Act and the RCRA at the Middletown Works. Subsequently, the State of Ohio, the Sierra Club and the National Resources Defense Council intervened. On May 15, 2006, a Consent Decree in Partial Resolution of Pending Claims (the “Consent Decree”) was entered by the Court. Under the Consent Decree, the Company paid a civil penalty and performed a supplemental environmental project to remove ozone-depleting refrigerants from certain equipment. The Company further agreed to undertake a comprehensive RCRA facility investigation at its Middletown Works and, as appropriate, complete a corrective measures study. In accordance with the Consent Decree, the Company also is in the process of implementing certain RCRA corrective action interim measures to address polychlorinated biphenyls (“PCBs”) in sediments and soils relating to Dicks Creek and certain other specified surface waters, adjacent floodplain areas, and other previously identified geographic areas. The Company has completed the remedial activity at Dicks Creek that was planned for 2010, but additional work remains to be performed. The Company was required to obtain new or modified permits for the work to be performed in 2011, including a modification of the existing pre-construction notification from the United States Army Corps of Engineers (“ACE”) under Nationwide Permit (“NWP”) 38 for the remedial work to be performed in the floodplain at Dicks Creek. The Company timely submitted the NWP 38 application on March 7, 2011. ACE did not issue the required permit to begin the planned floodplain work in 2011. The issuance of the permit was delayed because, on July 13, 2011, ACE notified the Company that a Phase I archaeological survey of a portion of the permit area would be necessary. That archaeological survey now has been completed. There were no findings of the presence of any archaeological artifacts which would require further work, but the time required to complete the survey delayed the work scheduled for 2011. That work now has been rescheduled to commence in 2012, but it also requires the permit from ACE and that permit still has not yet been issued. Additional work will need to be performed after the phase planned for 2012. The design plan for that additional work, currently planned for 2013, has been unconditionally approved. The Company currently has accrued $17.4 for the cost of known remedial work required under the Consent Decree, which includes the floodplain work planned for 2012 and 2013.

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

Information on asbestos cases pending at December 31, 2011 is presented below:

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

(a)	Involve a total of 2,471 plaintiffs and 15,805 defendants

In each case, the amount described is per plaintiff against all of the defendants, collectively. Thus, it usually is not possible at the outset of a case to determine the specific dollar amount of a claim against AK Steel. In fact, it usually is not even possible at the outset to determine which of the plaintiffs actually will pursue a claim against AK Steel. Typically, that can only be determined through written interrogatories or other discovery after a case has been filed. Thus, in a case involving multiple plaintiffs and multiple defendants, AK Steel initially only accounts for the lawsuit as one claim against it. After AK Steel has determined through discovery whether a particular plaintiff will pursue a claim against it, it makes an appropriate adjustment to statistically account for that specific claim. It has been AK Steel’s experience to date that only a small percentage of asbestos plaintiffs ultimately identify AK Steel as a target defendant from whom they actually seek damages and most of these claims ultimately are either dismissed or settled for a small fraction of the damages initially claimed. Set forth below is a chart showing the number of new claims filed (accounted for as described above), the number of pending claims disposed of (i.e., settled or otherwise dismissed), and the approximate net amount of dollars paid on behalf of AK Steel in settlement of asbestos-related claims in 2011 and 2010.

	Year Ended December 31,
	2011	2010
New Claims Filed	31	122
Pending Claims Disposed Of	44	179
Total Amount Paid in Settlements	$0.7	$0.8

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

As previously reported, on October 20, 2005, Judith A. Patrick and another plaintiff filed a purported class action against AK Steel and the AK Steel Corporation Benefit Plans Administrative Committee in the United States District Court for the Southern District of Ohio, Case No. 1:05-cv-681 (the “Patrick Litigation”). The complaint alleges that the defendants incorrectly calculated the amount of surviving spouse benefits due to be paid to the plaintiffs under the applicable pension plan. On December 19, 2005, the defendants filed their answer to the complaint. The parties subsequently filed cross-motions for summary judgment on the issue of whether the applicable plan language had been properly interpreted. On September 28, 2007, the United States Magistrate Judge assigned to the case issued a Report and Recommendation in which he recommended that the plaintiffs’ motion for partial summary judgment be granted and that the defendants’ motion be denied. The defendants filed timely objections to the Magistrate’s Report and Recommendation. On March 31, 2008, the court issued an order adopting the Magistrate’s recommendation and granting partial summary judgment to the plaintiffs on the issue of plan interpretation. The plaintiffs’ motion for class certification was granted by the Court on October 27, 2008. The case has proceeded since then with respect to discovery on the issue of damages. In November 2011 the plaintiffs submitted an expert report in which their expert contends that the total damages, excluding interest, for the class could total as much as $28.9. The defendants believe that the damage calculation in the plaintiffs’ expert report is incorrect and intend to contest that calculation. On February 22, 2012, defendants filed a motion to decertify the class with respect to the issue of damages or, in the alternative, require individualized proof of damages. Defendants also filed a motion to exclude plaintiffs’ expert report. Those motions are fully briefed and remain pending. Trial is scheduled to commence on September 17, 2012. On May 27, 2009, a case asserting a similar claim was filed against AK Steel by Margaret Lipker in the United States District Court for the Eastern District of Kentucky, Case No. 09-00050 (the “Lipker Litigation”). The Complaint in the Lipker Litigation alleged that AK Steel incorrectly calculated the amount of Ms. Lipker’s surviving spouse benefits due to be paid under the applicable pension plan (which was a different plan from that at issue in the Patrick Litigation). The parties filed cross-motions for summary judgment. On February 23, 2010, the Court in the Lipker Litigation granted plaintiffs’ motion for summary judgment and found that Ms. Lipker is entitled to a surviving spouse benefit of approximately four hundred sixty-three dollars per month. AK Steel appealed that February 23, 2010, decision to the United States Court of Appeals for the Sixth Circuit on March 11, 2010, Case No. 10-5298. The issues in the appeal have been fully briefed by the parties. In addition, counsel representing the plaintiffs in the Patrick Litigation filed an amicus curiae brief on July 20, 2010, on the ground that the decision in the Lipker Litigation could impact the merits of the issues in the Patrick Litigation. The amicus curiae brief requested the Court of Appeals to affirm the district court’s decision in the Lipker Litigation on the issue of plan interpretation and liability. Oral argument in the appeal of the Lipker Litigation occurred on October 5, 2011, but no decision by the Court of Appeals has been issued yet.

As previously reported, in September and October 2008, several companies filed purported class actions in the United States District Court for the Northern District of Illinois, against nine steel manufacturers, including AK Holding. The case numbers for these actions are 08CV5214, 08CV5371, 08CV5468, 08CV5633, 08CV5700, 08CV5942 and 08CV6197. An additional action, case number 10CV04236, was filed in the same federal district court on July 8, 2010. On December 28, 2010 another action, case number 32,321, was filed in state court in the Circuit Court for Cocke County, Tennessee. The defendants removed the Tennessee case to federal court and filed a motion to transfer the case to the Northern District of Illinois. The plaintiffs filed a motion to remand the case back to state court. On March 26, 2012, the United States District Court for the Eastern District of Tennessee denied the plaintiffs’ motion to remand and on March 28, 2012, granted the defendants’ motion to transfer venue of the case to the Northern District of Illinois. The plaintiffs are companies which claim to have purchased steel products, directly or indirectly, from one or more of the defendants and they purport to file the actions on behalf of all persons and entities who purchased steel products for delivery or pickup in the United States from any of the named defendants at any time from at least as early as January 2005 to the present. The complaints allege that the defendant steel producers have conspired to restrict output and to fix, raise, stabilize and maintain artificially high prices with respect to steel products in the United States. On January 2, 2009, the defendants filed motions to dismiss all of the claims set forth in the Complaints. On June 12, 2009, the court issued an Order denying the defendants’ motions to dismiss. Discovery has commenced. No trial date has been set. AK Holding intends to contest this matter vigorously.

As previously reported, on January 28, 2009, the City of Monroe, Ohio (“Monroe”) filed an action in the United States District Court for the Southern District of Ohio against Middletown Coke Company, LLC and SunCoke Energy, Inc., Case No. 1-09-CV-63. The complaint purported to be filed pursuant to Section 304(a)(3) of the Clean Air Act (“CAA”), 42 U.S.C. § 7604(a)(3), and sought injunctive relief, civil penalties, attorney fees, and other relief to prevent the construction of a new cokemaking facility on property adjacent to the Company’s Middletown Works. The coke produced by the facility would be used by the Middletown Works. The Complaint alleged that the new facility will be a stationary source of air pollution without a permit issued under the New Source Review program of the CAA, including its Prevention of Significant Deterioration and Nonattainment New Source Review requirements. On February 27, 2009, the defendants filed a motion to dismiss, or in the alternative to stay, the action pending final resolution of appeals (the “First ERAC Appeal”) to the Ohio Environmental Review Appeals Commission (“ERAC”) by Monroe and others of a Permit to Install the cokemaking facility issued by the Ohio Environmental Protection Agency (“OEPA”), Case Nos. 096256, 096265 and 096268-096285, consolidated. In March 2009, AK Steel became a party to both the pending federal action and the First ERAC Appeal for the purpose of supporting the issuance of the Permit to Install and opposing the efforts by Monroe and others to prevent construction of the facility. On August 20, 2009, the Court in the federal action granted defendants’ motion to dismiss. On September 16, 2009, Monroe filed a Notice of Appeal to the United States Court of Appeals for the Sixth Circuit from the order dismissing the federal action. On April 20, 2010, the Sixth Circuit dismissed the appeal as moot, vacated the District Court’s order, and remanded the case to the District Court for further proceedings, including dismissal of the litigation as moot. On February 9, 2010, the OEPA issued a final air Permit to Install for the new facility under the New Source Review program of the CAA, including its Prevention of Significant Deterioration and Nonattainment New Source Review requirements (the “NSR Permit”). In February and March 2010, Monroe and other interested parties filed Notices of Appeal to the ERAC of the Permit to Install issued under the New Source Review program (the “Second ERAC Appeal”), Case Nos. 096432-096438. AK Steel intervened in the Second ERAC Appeal. On July 8, 2010, Monroe filed a motion for partial summary judgment in the Second ERAC Appeal. AK Steel filed a response opposing the motion for partial summary judgment on August 26, 2010. On August 12, 2010, Monroe filed a motion for a stay of the NSR Permit. Defendants’ response to that motion was filed on October 22, 2010. Oral arguments on this motion were held before ERAC on November 16, 2010. On November 17, 2010, ERAC issued a ruling denying both Monroe’s motion for partial summary judgment and its motion for a stay. On June 30, 2010, the First ERAC Appeal was dismissed as moot. On July 9, 2010, Monroe filed a motion for expedited clarification in the First ERAC Appeal asking the ERAC to specify that the initial Permit to Install issued by OEPA would not be reinstated if the NSR Permit is vacated. On July 28, 2010, ERAC denied Monroe’s motion for expedited clarification. On July 29 and 30, 2010, Monroe and other interested parties filed Notices of Appeal in the State of Ohio Tenth District Court of Appeals, Case Nos. 10-AP-000721-24 (“Tenth District Appeal”) from the ERAC decision denying Monroe’s motion for expedited clarification. On April 7, 2011, the Court of Appeals issued a decision in which it dismissed the Tenth District Appeal. The hearing scheduled to commence before ERAC on January 17, 2012, has been continued to May 2, 2012. The parties to the Second ERAC Appeal have reached an oral agreement in principle, however, which resolves all claims between and among the parties. The terms of that agreement will not have a material impact on the Company or the production of coke for Middletown Works at the new cokemaking facility. The parties are in the process of finalizing a written settlement agreement. Upon entry of the written settlement agreement before ERAC, the Second ERAC Appeal will be dismissed. All pending actions other than the Second ERAC Appeal described in this paragraph already have been dismissed. Thus, upon dismissal of the Second ERAC Appeal, the matters described in this paragraph all will have been resolved.

As previously reported, on June 1, 2009, the Chinese Ministry of Commerce (“MOFCOM”) initiated antidumping and countervailing duty investigations of imports of grain-oriented electrical steel (“GOES”) from Russia and the United States. China initiated the investigations based on a petition filed by two Chinese steelmakers. These two steelmakers allege that AK Steel and Allegheny Technologies Inc. of the United States and Novolipetsk Steel of Russia exported GOES to China at less than fair value, and that the production of GOES in the United States has been subsidized by the government. On December 9, 2009, MOFCOM issued its preliminary determination that GOES producers in the United States and Russia had been dumping in the China market and that GOES producers in the United States had received subsidies from the United States government. The Chinese authorities imposed provisional additional duties on future imports of GOES from Russia and/or the United States to China. The duties do not apply to past imports. On or about April 10, 2010, MOFCOM issued a final determination of dumping and subsidizing against GOES producers in the United States and Russia. On September 16, 2010, the United States

Trade Representative (the “USTR”) filed a complaint with the World Trade Organization (the “WTO”) against China for violating the WTO’s rules in imposing antidumping and countervailing duties against imports of GOES from the United States. On February 11, 2011, the USTR announced that the United States has requested the WTO to establish a dispute settlement panel in this case. On March 25, 2011, the WTO referred the United States complaint against China to its court system. On May 10, 2011, the WTO composed the panel to decide this case. The hearings on this matter before the WTO panel have been completed. The panel has indicated that it expects to issue its final report in this case in May 2012. AK Steel intends to fully support the USTR in this matter.

As previously reported, on August 26, 2009, Consolidation Coal Company (“Consolidation”) filed an action against AK Steel and Neville Coke LLC (“Neville”) in the Court of Common Pleas of Allegheny County, Pennsylvania, Case No. GD-09-14830. The complaint alleges that Consolidation and Neville entered into a contract whereby Consolidation would supply metallurgical coal for use by Neville in its coke making operations. Consolidation asserts that Neville breached the alleged contract when it refused to purchase coal from Consolidation. The complaint also alleges that AK Steel tortiously interfered with the purported contractual and business relationship between Consolidation and Neville. Consolidation seeks monetary damages from AK Steel in an amount in excess of $30.0 and monetary damages from Neville in an amount in excess of $20.0. AK Steel tentatively has agreed to indemnify and defend Neville in this action pursuant to the terms of a contractual agreement between AK Steel and Neville. AK Steel is still investigating the facts underlying this matter, however, and has reserved its right to change its position should facts establish that it does not have an obligation to indemnify or defend Neville. On October 20, 2009, AK Steel filed preliminary objections to plaintiff’s complaint on behalf of itself and Neville, seeking to dismiss the action. In response to the preliminary objections, plaintiff filed an amended complaint on November 12, 2009, adding an additional count under the theory of promissory estoppel. On December 2, 2009, AK Steel and Neville filed preliminary objections to plaintiff’s amended complaint, again seeking to dismiss the action. The court overruled the preliminary objections, and on March 18, 2010, AK Steel and Neville filed their answers to the complaint. Discovery has commenced, but no trial date has yet been set. On February 28, 2012, AK Steel and Neville filed separate motions for summary judgment, which if granted, would dispose of the litigation in its entirety. The plaintiffs filed oppositions to both motions and oral argument is expected to be held in May 2012. AK Steel intends to contest this matter vigorously.

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

On April 7, 2011, Ruth Abrams filed a shareholder derivative action against AK Holding, each of the current members of its Board of Directors, and the five officers identified in the AK Holding 2010 Proxy Statement (the “2010 Proxy”) as Named Executive Officers. The action was filed in the United States District Court for the District of Delaware, Case No. 1:11-cv-00297-LPS. The complaint alleges that the director defendants and executive defendants breached fiduciary duties of loyalty and care, that the director defendants committed waste, and that the executive defendants were unjustly enriched. More specifically, it alleges that the 2010 Proxy contained false or misleading statements concerning compliance by AK Holding with Section 162(m) of the Internal Revenue Code and the tax deductibility of certain executive compensation paid to the Named Executive Officers. The Complaint seeks an injunction requiring correction of the allegedly false statements and preventing future awards under certain benefit plans to the five Named Executive Officers. It also seeks an equitable accounting, disgorgement in favor of AK Holding for certain alleged losses, and an award of attorneys’ fees and expenses. The defendants filed motions to dismiss the Complaint on July 1, 2011. However, prior to completion of the briefing on defendants’ motions, Abrams filed an Amended Complaint on September 2, 2011 adding a derivative claim under Section 14(a) of the Securities Exchange Act and adding and deleting certain allegations as to why plaintiff contends certain executive compensation plans did not comply with Section 162(m) of the Internal Revenue Code and the relevant Treasury Regulations. On November 11, 2011, the defendants filed motions to dismiss the Amended Complaint. Briefing on those motions is completed. A hearing on those motions has been scheduled for June 1, 2012. The defendants intend to contest this matter vigorously. Discovery has not commenced and no trial date has been set.

On December 15, 2011, four former members of the Zanesville Armco Independent Organization, now the United Autoworkers Union, filed a purported class action against AK Steel in the United States District Court for the Southern District of Ohio, Case No. 1-11CV00877 (the “Zanesville Retiree Action”), alleging that AK Steel did not have a right to make changes to their healthcare benefits. The named plaintiffs in the Zanesville Retiree Action sought, among other things, injunctive relief for themselves and the other members of a proposed class, including an order retroactively rescinding certain changes to retiree healthcare benefits negotiated by AK Steel with its union. The proposed class the plaintiffs seek to represent consists of all individuals who worked at AK Steel’s Zanesville Works under collective bargaining agreements negotiated between the union and AK Steel, or a predecessor of AK Steel, and who retired from such employment between 1960 and May 20, 2006 and whose negotiated health and related benefits have been or may be improperly modified, amended or terminated by AK Steel. The proposed class also includes the spouses, surviving spouses and/or eligible dependents of those retirees. On December 15, 2011, plaintiffs also filed a motion for preliminary injunction, seeking to prevent certain scheduled January 2012 changes to retiree healthcare for members of the purported class from taking effect. Because of timing issues, the proposed changes were implemented in January 2012. By mutual agreement of the parties, however, AK Steel has agreed effective February 1, 2012 and continuing through at least July 31, 2012 to re-institute the contribution rates in effect in 2011 for all Zanesville retirees who retired between February 1, 1984 and May 19, 2006. As a result of that interim agreement, the Plaintiffs’ motion for preliminary injunction was dismissed without prejudice as moot on December 23, 2011. No discovery has commenced yet, but the case has been tentatively scheduled for trial in October 2013. The Company intends to contest this matter vigorously.

NOTE 7 - Share-based Compensation

AK Holding’s Stock Incentive Plan (the “SIP”) permits the granting of nonqualified stock option, restricted stock, performance share and restricted stock unit awards to Directors, officers and other employees of the Company. The following table summarizes information about share-based compensation expense, which the Company has estimated will be $14.5 for 2012:

	Three Months Ended March 31,
Share-based Compensation Expense	2012	2011
Stock options	$1.9	$1.0
Restricted stock	3.5	2.4
Restricted stock units issued to Directors	0.2	0.2
Performance shares	1.5	1.6
Total share-based compensation expense	$7.1	$5.2

Stock Options

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

	Three Months Ended March 31,
	2012	2011
Expected volatility	63.2% – 73.2%	59.7% – 70.4%
Weighted-average volatility	69.4%	62.1%
Expected term (in years)	2.8 – 6.3	2.7 – 6.3
Risk-free interest rate	0.3% – 1.2%	0.9% – 2.6%
Dividend yield	2.2%	1.4%
Weighted-average grant-date fair value per share of options granted	$4.35	$6.84

A summary of option activity under the Company’s SIP for the three months ended March 31, 2012, is presented below:

Stock Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	1,372,044	$16.48
Granted	486,100	9.10
Exercised	—	—
Canceled	(17,659)	16.36
Outstanding at March 31, 2012	1,840,485	14.53	7.2	$0.1

Exercisable at March 31, 2012	1,073,558	16.50	5.7	0.1

Unvested at March 31, 2012	766,927	11.78	9.3	—

Unvested at March 31, 2012 expected to vest	728,581	11.78	9.3	—

As of March 31, 2012, there were $1.2 of total unrecognized compensation costs related to non-vested stock options that are expected to be recognized over a weighted-average period of 1.5 years. The total intrinsic value of options exercised during the three months ended March 31, 2011, was $0.1, based upon the actual market price on the date of exercise, as determined by the quoted average of the reported high and low sales prices on such date.

Restricted Stock

A summary of the activity for non-vested restricted stock awards for the three months ended March 31, 2012, is presented below:

Restricted Stock Awards	Restricted Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2011	455,767	$15.26
Granted	470,150	9.10
Vested/restrictions lapsed	(552,997)	12.05
Canceled	(600)	14.57
Outstanding at March 31, 2012	372,320	12.26

As of March 31, 2012, there were $3.6 of total unrecognized compensation costs related to non-vested restricted stock awards granted under the SIP that are expected to be recognized over a weighted-average period of 2.2 years. The total fair value of restricted stock awards that vested (i.e., restrictions lapsed) during the three months ended March 31, 2012 and 2011, was $6.7 and $4.1, respectively.

Performance Shares

The Company’s estimate of fair value of performance shares granted is calculated as of the date of grant using a Monte Carlo simulation model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2012	2011
Company expected volatility	69.4%	89.0%
Standard & Poor’s MidCap 400 index expected volatility	42.2%	52.4%
Risk-free interest rate	0.4%	1.0%
Dividend yield	2.2%	1.4%
Weighted-average grant-date fair value per performance share granted	$9.97	$15.78

A summary of the activity for non-vested performance share awards for the three months ended March 31, 2012, is presented below:

Performance Share Awards	Performance Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2011	659,093	$19.91
Granted	566,300	9.97
Earned	—	—
Forfeited	—	—
Outstanding at March 31, 2012	1,225,393	15.29

As of March 31, 2012, there were $9.8 of total unrecognized compensation costs related to non-vested performance share awards granted under the SIP that are expected to be recognized over a weighted-average period of 2.0 years.

NOTE 8 - Earnings per Share

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

	Three Months Ended March 31,
	2012	2011
Net income (loss) attributable to AK Steel Holding Corporation	$(11.8)	$8.7
Less: distributed earnings to common stockholders and holders of certain stock compensation awards	5.5	5.5
Undistributed earnings (loss)	$(17.3)	$3.2

Common stockholders earnings—basic and diluted:
Distributed earnings to common stockholders	$5.5	$5.5
Undistributed earnings (loss) to common stockholders	(17.2)	3.2
Common stockholders earnings (loss)—basic and diluted	$(11.7)	$8.7

Common shares outstanding (weighted-average shares in millions):
Common shares outstanding for basic earnings per share	110.0	109.7
Effect of dilutive stock-based compensation	—	0.4
Common shares outstanding for diluted earnings per share	110.0	110.1

Basic and diluted earnings per share:
Distributed earnings	$0.05	$0.05
Undistributed earnings (loss)	(0.16)	0.03
Basic and diluted earnings (loss) per share	$(0.11)	$0.08

Potentially issuable common shares (in millions) excluded from earnings per share calculation due to anti-dilutive effect	1.9	0.6

NOTE 9 - Variable Interest Entities

SunCoke Middletown

The Company is a party to supply contracts with Middletown Coke Company, LLC (“SunCoke Middletown”), an affiliate of

SunCoke Energy, Inc. (“SunCoke”), to provide the Company with about 550,000 tons of metallurgical-grade lump coke and approximately 45 megawatts of electrical power annually. Under those agreements, the Company will purchase all of the coke and electrical power generated from a new plant, which began operations in the fourth quarter of 2011, through at least 2031. Even though the Company has no ownership interest in SunCoke Middletown, the Company has committed to purchase all of the expected production from the facility. As a result, SunCoke Middletown is deemed to be a variable interest entity and the Company was determined to be the primary beneficiary. Thus, the financial results of SunCoke Middletown are required to be consolidated with the results of the Company. Included in the Company’s Consolidated Statements of Operations were operating profit (loss) and income (loss) before taxes related to SunCoke Middletown of $7.9 and $(0.3) for the three months ended March 31, 2012 and 2011, respectively.

Magnetation LLC

In October 2011, AK Steel entered into a joint venture (“Magnetation JV”) with Magnetation, Inc. (“Magnetation Partner”) whereby AK Steel acquired a 49.9% interest in Magnetation JV. Magnetation JV utilizes advanced magnetic separation technology to recover iron ore from existing stockpiles of previously-mined material. The Company has determined that Magnetation JV is a variable interest entity and that Magnetation Partner is the primary beneficiary. For purposes of determining the primary beneficiary of the variable interest entity, the Company concluded that Magnetation Partner has the power to direct the activities that most significantly affect Magnetation JV’s economic performance. These activities are primarily related to the operating contracts between Magnetation JV and Magnetation Partner, including acquisition of iron-ore resources, management administrative services (including management supervision, accounting, human resources, tax and information technology services), sales and marketing activities, licensing of significant technology to Magnetation JV and construction services. Further, Magnetation Partner would receive a majority of the expected returns and absorb a majority of the expected losses of Magnetation JV. Thus, because AK Steel is not the primary beneficiary of Magnetation JV, the Company accounts for its investment under the equity method of accounting.

Vicksmetal/Armco Associates

The Company indirectly owns a 50% interest in Vicksmetal/Armco Associates (“VAA”), a joint venture with Vicksmetal Corporation, which is owned by Sumitomo Corporation. VAA slits electrical steel primarily for AK Steel, though also for third parties. AK Steel has determined that VAA meets the definition of a variable interest entity and the financial results of VAA are consolidated with the results of the Company, as the primary beneficiary.

NOTE 10 - Fair Value Measurements

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

•
Level 2 inputs are inputs, other than quoted prices, that are directly or indirectly observable for the asset or liability. Level 2 inputs include model-generated values that rely on inputs either directly observed or readily-derived from available market data sources, such as Bloomberg or other news and data vendors. Level 2 prices include quoted prices for similar assets or liabilities in active markets, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates and yield curves observable at commonly quoted intervals or current market) and contractual prices for the underlying financial instrument, as well as other relevant economic factors. Fair values of the Company’s natural gas, electric, and nickel derivative contracts and foreign currency forward contracts are generated using forward prices that are derived from observable futures prices relating to the respective commodity or currency from sources such as the New York Mercantile Exchange (NYMEX) or the London Metal Exchange (LME). In cases where the derivative is an option contract (including caps, floors and collars), the Company’s valuations reflect adjustments made to valuations generated by the derivatives’ counterparty. After validating that the counterparty’s assumptions relating to implied volatilities are in line with an independent source for these implied volatilities, the Company discounts these model-generated future values with discount factors designed to reflect the credit quality of the party obligated to pay under the derivative contract. While differing discount rates applied to different contracts as a function of differing maturities and different counterparties, as of March 31, 2012, a spread over benchmark interest rates of three and one-half percent or less was used for contracts valued as liabilities, while the spread over benchmark rates of less than one and one-half percent was used for derivatives valued as assets.

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

The following fair value table presents information about the fair value of the Company’s assets and liabilities measured on a recurring basis as of the dates indicated:

	March 31, 2012			December 31, 2011
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets measured at fair value
Other non-current assets—
Available for sale investments—marketable securities	$30.3	$—	$30.3	$29.6	$—	$29.6
Other current assets:
Foreign exchange contracts	—	—	—	—	1.0	1.0
Commodity hedge contracts	—	2.5	2.5	—	—	—
Assets measured at fair value	$30.3	$2.5	$32.8	$29.6	$1.0	$30.6

Liabilities measured at fair value
Accrued liabilities:
Foreign exchange contracts	$—	$(0.1)	$(0.1)	$—	$—	$—
Commodity hedge contracts	—	(30.8)	(30.8)	—	(21.6)	(21.6)
Liabilities measured at fair value	$—	$(30.9)	$(30.9)	$—	$(21.6)	$(21.6)

Liabilities measured at other than fair value
Borrowings under credit facility:
Fair value	$—	$(145.0)	$(145.0)	$—	$(250.0)	$(250.0)
Carrying amount	—	(145.0)	(145.0)	—	(250.0)	(250.0)
Long-term debt, including current maturities:
Fair value	—	(936.8)	(936.8)	—	(637.8)	(637.8)
Carrying amount	—	(950.6)	(950.6)	—	(650.7)	(650.7)

NOTE 11 - Disclosures About Derivative Instruments and Hedging Activities

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

The Company is exposed to fluctuations in market prices of raw materials and energy sources. The Company uses cash-settled commodity price swaps and options (including collars) to hedge the market risk associated with the purchase of certain of its raw materials and energy requirements. These derivatives are routinely used with respect to a portion of the Company’s natural gas and nickel requirements and also are used with respect to its iron ore, aluminum, zinc and electricity requirements. The Company’s hedging strategy is designed to mitigate the effect on earnings from the price volatility of these various commodity exposures. Independent of any hedging activities, price increases in any of these commodity markets could negatively affect operating costs.

All commodity derivatives are marked to market and recognized as an asset or liability at fair value. The effective gains and losses for commodity derivatives designated as cash flow hedges of forecasted purchases of raw materials and energy sources are recognized in accumulated other comprehensive income on the Consolidated Balance Sheets and reclassified into cost of products sold in the same period as the earnings recognition of the associated underlying transaction. Gains and losses on these designated derivatives arising from either hedge ineffectiveness or related to components excluded from the assessment of effectiveness are recognized in current earnings under cost of products sold. All gains or losses from commodity derivatives for which hedge accounting treatment has not been elected are also reported in earnings on a current basis in cost of products sold.

The Company had the following outstanding commodity price swaps and options and forward foreign exchange contracts as of March 31, 2012 and December 31, 2011:

Commodity	March 31, 2012	December 31, 2011
Nickel (in lbs)	505,200	545,500
Natural gas (in MMBTUs)	24,500,000	28,700,000
Zinc (in lbs)	12,000,000	21,000,000
Electricity (in MWHs)	227,200	—
Iron ore (in metric tons)	275,000	294,000
Foreign exchange contracts (in euros)	€18,075,000	€13,050,000

The following table presents the fair value of derivative instruments in the Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011:

Asset (liability)	March 31, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Other current assets—commodity contracts	$2.5	$—
Accrued liabilities—commodity contracts	(28.8)	(19.4)

Derivatives not designated as hedging instruments:
Other current assets—foreign exchange contracts	—	1.0
Accrued liabilities:
Foreign exchange contracts	(0.1)	—
Commodity contracts	(2.0)	(2.2)

The following table presents gains (losses) on derivative instruments included in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
Gain (loss)	2012	2011
Derivatives in cash flow hedging relationships—
Commodity contracts:
Reclassified from accumulated other comprehensive income (loss) into cost of products sold (effective portion)	$(7.8)	$(4.0)
Recognized in cost of products sold (ineffective portion and amount excluded from effectiveness testing)	2.9	(0.5)

Derivatives not designated as hedging instruments:
Foreign exchange contracts—recognized in other income (expense)	(1.2)	(0.8)
Commodity contracts—recognized in cost of products sold	(0.4)	0.3

The following table lists the duration of the derivatives and the amount of gains (losses) expected to be reclassified into earnings within the next twelve months for the Company’s existing commodity contracts that qualify for hedge accounting:

Commodity Hedge	Settlement Dates	Gains (losses)
Natural gas	April 2012 to December 2012	$(16.6)
Electricity	July 2012 to December 2012	(0.3)
Iron ore	April 2012 to August 2012	0.3

NOTE 12 - Supplemental Cash Flow Information

The following table presents the net cash paid (received) during the period for interest, net of capitalized interest, and income taxes:

	Three Months Ended March 31,
	2012	2011
Net cash paid (received) during the period for:
Interest, net of capitalized interest	$3.2	$0.7
Income taxes	0.2	—

The Company had non-cash capital investments during the three months ended March 31, 2012 and 2011, that had not been paid as of the end of the respective period. These amounts are included in accounts payable and accrued liabilities and have been excluded from the Condensed Consolidated Statements of Cash Flows. The Company also granted restricted stock to certain employees and restricted stock units to directors under the SIP.

The amounts of non-cash investing and financing activities for the three months ended March 31, 2012 and 2011, were as follows:

	Three Months Ended March 31,
	2012	2011
Capital investments	$4.3	$24.1
Capital investments—SunCoke Middletown	—	16.7
Issuance of restricted stock and restricted stock units	4.5	5.2

NOTE 13 - Union Contracts

In March 2012, members of the United Auto Workers, Local 4104, ratified a new labor agreement covering approximately 180 employees at the Company’s Zanesville Works.  The new agreement expires May 20, 2015.  The existing contract had been scheduled to expire May 20, 2012.

NOTE 14 - Supplemental Guarantor Information

AK Steel has outstanding $550.0 aggregate principal amount of 2020 Notes and $300.0 aggregate principal amount of 2022 Notes (collectively, the “Senior Notes”). The Senior Notes are governed by an indenture, as supplemented, entered into by AK Holding and its wholly-owned subsidiary, AK Steel. Under the terms of the indentures, AK Holding fully and unconditionally, jointly and severally, guarantees the payment of interest, principal and premium, if any, on the Senior Notes. AK Holding is the sole guarantor of the Senior Notes. The 2022 Notes were issued under a supplemental indenture, which includes covenants and restrictions substantially similar to the existing indentures governing the 2020 Notes and are equal in right of payment to the 2020 Notes.

The presentation of the supplemental guarantor information reflects all investments in subsidiaries under the equity method of accounting. Net income (loss) of the subsidiaries accounted for under the equity method is therefore reflected in their parents’ investment accounts. The principal elimination entries eliminate investments in subsidiaries and inter-company balances and transactions. Certain reclassifications of prior-year amounts have been made to conform to the current year presentation. The following supplemental condensed consolidating financial statements present information about AK Holding, AK Steel and the other non-guarantor subsidiaries.

Condensed Statements of Operations
Three Months Ended March 31, 2012

	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
Net sales	$—	$1,433.2	$237.0	$(161.5)	$1,508.7
Cost of products sold (exclusive of items shown below)	—	1,363.5	196.4	(150.9)	1,409.0
Selling and administrative expenses (exclusive of items shown below)	1.4	57.3	8.3	(11.2)	55.8
Depreciation	—	43.6	4.7	—	48.3
Pension and OPEB expense (income)	—	(8.5)	—	—	(8.5)
Total operating costs	1.4	1,455.9	209.4	(162.1)	1,504.6
Operating profit (loss)	(1.4)	(22.7)	27.6	0.6	4.1
Interest expense	—	16.0	0.2	—	16.2
Other income (expense)	—	(2.6)	3.5	—	0.9
Income (loss) before income taxes	(1.4)	(41.3)	30.9	0.6	(11.2)
Income tax provision (benefit)	(0.6)	(20.6)	16.7	0.2	(4.3)
Equity in net income (loss) of subsidiaries	(11.0)	9.7	—	1.3	—
Net income (loss)	(11.8)	(11.0)	14.2	1.7	(6.9)
Less: net income (loss) attributable to noncontrolling interests	—	—	4.9	—	4.9
Net income (loss) attributable to AK Steel Holding Corporation	$(11.8)	$(11.0)	$9.3	$1.7	$(11.8)
Comprehensive income (loss)	$(23.9)	$(23.1)	$15.0	$13.0	$(19.0)

Condensed Statements of Operations
Three Months Ended March 31, 2011

	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
Net sales	$—	$1,516.2	$165.3	$(100.4)	$1,581.1
Cost of products sold (exclusive of items shown below)	—	1,423.6	136.7	(91.2)	1,469.1
Selling and administrative expenses (exclusive of items shown below)	1.4	57.3	7.4	(11.9)	54.2
Depreciation	—	45.1	1.6	—	46.7
Pension and OPEB expense (income)	—	(8.4)	—	—	(8.4)
Total operating costs	1.4	1,517.6	145.7	(103.1)	1,561.6
Operating profit (loss)	(1.4)	(1.4)	19.6	2.7	19.5
Interest expense	—	8.6	—	—	8.6
Other income (expense)	—	(2.1)	5.4	0.1	3.4
Income (loss) before income taxes	(1.4)	(12.1)	25.0	2.8	14.3
Income tax provision (benefit)	(0.5)	(4.5)	9.8	1.0	5.8
Equity in net income (loss) of subsidiaries	9.6	17.2	—	(26.8)	—
Net income (loss)	8.7	9.6	15.2	(25.0)	8.5
Less: net income (loss) attributable to noncontrolling interests	—	—	(0.2)	—	(0.2)
Net income (loss) attributable to AK Steel Holding Corporation	$8.7	$9.6	$15.4	$(25.0)	$8.7
Comprehensive income (loss)	$(15.2)	$(14.3)	$16.4	$(2.3)	$(15.4)

Condensed Balance Sheets
March 31, 2012

	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$22.1	$20.2	$—	$42.3
Accounts receivable, net	—	656.7	81.1	(92.6)	645.2
Inventory, net	—	512.7	118.6	(10.0)	621.3
Deferred tax assets, current	—	213.5	0.3	—	213.8
Other current assets	0.2	25.0	2.8	—	28.0
Total current assets	0.2	1,430.0	223.0	(102.6)	1,550.6
Property, plant and equipment	—	5,380.6	573.0	—	5,953.6
Accumulated depreciation	—	(3,770.5)	(74.8)	—	(3,845.3)
Property, plant and equipment, net	—	1,610.1	498.2	—	2,108.3
Other non-current assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	55.6
Investment in Magnetation LLC	—	—	100.8	—	100.8
Investment in affiliates	(1,674.7)	1,674.7	1,217.2	(1,217.2)	—
Inter-company accounts	2,038.6	(3,351.5)	(396.2)	1,709.1	—
Goodwill	—	—	37.1	—	37.1
Deferred tax assets, non-current	—	735.9	0.2	—	736.1
Other non-current assets	—	72.3	30.5	—	102.8
TOTAL ASSETS	$364.1	$2,171.5	$1,766.4	$389.3	$4,691.3
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Borrowings under credit facility	$—	$145.0	$—	$—	$145.0
Accounts payable	—	632.8	53.4	(1.1)	685.1
Accrued liabilities	—	184.8	10.7	—	195.5
Current portion of long-term debt	—	0.7	—	—	0.7
Current portion of pension and other postretirement benefit obligations	—	126.7	0.5	—	127.2
Total current liabilities	—	1,090.0	64.6	(1.1)	1,153.5
Non-current liabilities:
Long-term debt	—	949.9	—	—	949.9
Pension and other postretirement benefit obligations	—	1,701.6	4.2	—	1,705.8
Other non-current liabilities	—	104.7	416.8	—	521.5
Total non-current liabilities	—	2,756.2	421.0	—	3,177.2
TOTAL LIABILITIES	—	3,846.2	485.6	(1.1)	4,330.7
TOTAL AK HOLDING STOCKHOLDERS’ EQUITY (DEFICIT)	364.1	(1,674.7)	1,284.3	390.4	364.1
Noncontrolling interests	—	—	(3.5)	—	(3.5)
TOTAL EQUITY (DEFICIT)	364.1	(1,674.7)	1,280.8	390.4	360.6
TOTAL LIABILITIES AND EQUITY	$364.1	$2,171.5	$1,766.4	$389.3	$4,691.3

Condensed Balance Sheets
December 31, 2011

	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$19.9	$22.1	$—	$42.0
Accounts receivable, net	—	587.5	69.8	(93.1)	564.2
Inventory, net	—	304.6	122.1	(8.0)	418.7
Deferred tax assets, current	—	216.3	0.2	—	216.5
Other current assets	0.2	31.9	0.9	—	33.0
Total current assets	0.2	1,160.2	215.1	(101.1)	1,274.4
Property, plant and equipment	—	5,377.2	590.0	—	5,967.2
Less accumulated depreciation	—	(3,726.9)	(70.1)	—	(3,797.0)
Property, plant and equipment, net	—	1,650.3	519.9	—	2,170.2
Other non-current assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	55.6
Investment in Magnetation LLC	—	—	101.2	—	101.2
Investment in affiliates	(1,589.1)	1,589.1	1,204.3	(1,204.3)	—
Inter-company accounts	1,977.4	(3,207.3)	(401.7)	1,631.6	—
Goodwill	—	—	37.1	—	37.1
Deferred tax assets, non-current	—	716.3	0.2	—	716.5
Other non-current assets	—	64.4	30.5	—	94.9
TOTAL ASSETS	$388.5	$1,973.0	$1,762.2	$326.2	$4,449.9
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Borrowings under credit facility	$—	$250.0	$—	$—	$250.0
Accounts payable	—	525.4	59.4	(1.2)	583.6
Accrued liabilities	—	162.3	10.5	—	172.8
Current portion of long-term debt	—	0.7	—	—	0.7
Pension and other postretirement benefit obligations	—	129.6	0.4	—	130.0
Total current liabilities	—	1,068.0	70.3	(1.2)	1,137.1
Non-current liabilities:
Long-term debt	—	650.0	—	—	650.0
Pension and other postretirement benefit obligations	—	1,740.7	4.1	—	1,744.8
Other non-current liabilities	—	103.4	437.4	—	540.8
Total non-current liabilities	—	2,494.1	441.5	—	2,935.6
TOTAL LIABILITIES	—	3,562.1	511.8	(1.2)	4,072.7
TOTAL AK HOLDING STOCKHOLDERS’ EQUITY (DEFICIT)	388.5	(1,589.1)	1,261.7	327.4	388.5
Noncontrolling interests	—	—	(11.3)	—	(11.3)
TOTAL EQUITY (DEFICIT)	388.5	(1,589.1)	1,250.4	327.4	377.2
TOTAL LIABILITIES AND EQUITY	$388.5	$1,973.0	$1,762.2	$326.2	$4,449.9

Condensed Statements of Cash Flows
Three Months Ended March 31, 2012

	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
Net cash flows from operating activities	$(0.6)	$(174.7)	$23.3	$2.0	$(150.0)
Cash flows from investing activities:
Capital investments	—	(9.7)	(20.0)	—	(29.7)
Other investing items, net	—	—	(0.2)	—	(0.2)
Net cash flows from investing activities	—	(9.7)	(20.2)	—	(29.9)
Cash flows from financing activities:
Net borrowings (repayments) under credit facility	—	(105.0)	—	—	(105.0)
Proceeds from issuance of long-term debt	—	373.3	—	—	373.3
Redemption of long-term debt	—	(73.5)	—	—	(73.5)
Debt issuance costs	—	(8.2)	—	—	(8.2)
Purchase of treasury stock	(1.7)	—	—	—	(1.7)
Common stock dividends paid	(5.5)	—	—	—	(5.5)
Inter-company activity	7.8	—	(5.8)	(2.0)	—
Other financing items, net	—	—	0.8	—	0.8
Net cash flows from financing activities	0.6	186.6	(5.0)	(2.0)	180.2
Net increase (decrease) in cash and cash equivalents	—	2.2	(1.9)	—	0.3
Cash and equivalents, beginning of period	—	19.9	22.1	—	42.0
Cash and equivalents, end of period	$—	$22.1	$20.2	$—	$42.3

Condensed Statements of Cash Flows
Three Months Ended March 31, 2011

	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
Net cash flows from operating activities	$(0.7)	$(197.1)	$(1.4)	$1.8	$(197.4)
Cash flows from investing activities:
Capital investments	—	(35.5)	(71.8)	—	(107.3)
Other investing items, net	—	0.7	(0.3)	—	0.4
Net cash flows from investing activities	—	(34.8)	(72.1)	—	(106.9)
Cash flows from financing activities:
Net borrowings under credit facility	—	75.0	—	—	75.0
Redemption of long-term debt	—	(0.2)	—	—	(0.2)
Debt issuance costs	—	(0.2)	—	—	(0.2)
Proceeds from exercise of stock options	0.1	—	—	—	0.1
Purchase of treasury stock	(1.4)	—	—	—	(1.4)
Common stock dividends paid	(5.5)	—	—	—	(5.5)
Inter-company activity	7.4	(6.4)	0.8	(1.8)	—
Advances from noncontrolling interest owner	—	—	72.4	—	72.4
Other financing items, net	0.1	—	1.3	—	1.4
Net cash flows from financing activities	0.7	68.2	74.5	(1.8)	141.6
Net increase (decrease) in cash and cash equivalents	—	(163.7)	1.0	—	(162.7)
Cash and equivalents, beginning of period	—	201.4	15.4	—	216.8
Cash and equivalents, end of period	$—	$37.7	$16.4	$—	$54.1

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
(dollars in millions, except per share and per ton data or as otherwise specifically noted)

Results of Operations

The Company’s operations consist primarily of seven steelmaking and finishing plants that produce flat-rolled carbon steels, including premium-quality coated, cold-rolled and hot-rolled products, and specialty stainless and electrical steels that are sold in sheet and strip form.  These products are sold to the automotive, infrastructure and manufacturing, and distributors and converters markets.  The Company sells its carbon products principally to domestic customers.  The Company’s electrical and stainless steel products are sold both domestically and internationally.  The Company’s operations also include two plants operated by AK Tube where flat-rolled carbon and stainless steel is further finished into welded steel tubing, European trading companies that buy and sell steel and steel products and other materials, a 49.9% equity interest in Magnetation JV, which produces iron ore concentrate from previously-mined ore reserves, and AK Coal, which controls metallurgical coal reserves in Pennsylvania.

Overview

Although the Company did not report net income for the first quarter of 2012, there were positive performances and developments during the quarter. In safety, the Company had another outstanding performance, tying its best-ever first quarter. As to quality, the Company was once again identified in a leading independent survey of customers as number one in quality, customer service, on-time delivery, inside sales support and overall for the carbon market as compared to the Company's integrated competitors. In the specialty steel market, the Company was ranked number one in quality, customer service, outside and inside sales support and overall in the same survey. With respect to product pricing, the Company's average selling price increased by approximately 6% to $1,138 per ton in the first quarter of 2012 compared to the fourth quarter of 2011. Also positive, the Company began to experience lower iron ore and energy costs and higher operating rates than in the prior quarter.

During the first quarter of 2012, the Company took several actions to increase liquidity. In February 2012, AK Steel refinanced (the “IRB Refinancing”) $73.3 aggregate principal amount of variable-rate tax-exempt industrial revenue bonds (“IRBs”) by issuing fixed-rate tax-exempt IRBs in the same respective aggregate principal amounts as the prior IRBs. The prior IRBs were backed by letters of credit, which had the effect of lowering availability under the Credit Facility and, accordingly, the Company’s liquidity. The new IRBs are not backed by letters of credit and thus the Company’s available credit under the Credit Facility increased as a result of the IRB Refinancing. In March 2012, AK Steel issued $300.0 of 8.375% Senior Notes due 2022 (the “2022 Notes”). The issuance generated net proceeds of $293.0 after underwriting discounts and commissions and other fees. The Company used the proceeds from the 2022 Notes to repay outstanding borrowings under the Credit Facility. As a result of these actions, the Company's total liquidity increased from $558.7 as of December 31, 2011 to $882.9 as of March 31, 2012, consisting of $42.3 of cash and cash equivalents and $840.6 of availability under the Company's Credit Facility.

With respect to a year-over-year comparison of the financial results, in the first quarter of 2012, the Company experienced a decline in revenue of approximately 5% from the first quarter of 2011. This was principally attributable to a decline in shipments compared to the first quarter of 2011, partly offset by an increase of approximately 3% in the average selling price for the Company's products from the first quarter of 2011. In addition, cost performance remained a challenge, principally because certain of the Company's steelmaking raw material costs were higher in the first quarter of 2012 compared to the same period in 2011.

Steel Shipments

Total shipments were 1,325,900 tons and 1,423,100 tons for the three months ended March 31, 2012 and 2011, respectively. The decline in total shipments in the first quarter of 2012 compared to the prior year was attributable principally to the effects on certain products of lower demand, unfavorable spot market pricing and inventory constraints. For the three months ended March 31, 2012, value-added products comprised 84.5% of total shipments compared to 86.1% for the three months ended March 31, 2011. The Company continued to focus on maximizing profitability through product mix adjustments based on current and projected market demands—both domestically and internationally. The following table presents net shipments by product line:

	Three Months Ended March 31,
	2012		2011
Value-added Shipments	(tons in thousands)
Stainless/electrical	214.9	16.2%	224.4	15.8%
Coated	583.2	44.0%	621.8	43.7%
Cold-rolled	286.0	21.6%	344.8	24.2%
Tubular	36.3	2.7%	34.2	2.4%
Subtotal value-added shipments	1,120.4	84.5%	1,225.2	86.1%
Non Value-added Shipments
Hot-rolled	170.5	12.9%	161.1	11.3%
Secondary	35.0	2.6%	36.8	2.6%
Subtotal non value-added shipments	205.5	15.5%	197.9	13.9%
Total shipments	1,325.9	100.0%	1,423.1	100.0%

Sales

For the three months ended March 31, 2012, net sales were $1,508.7, a 5% decrease from net sales of $1,581.1 for the three months ended March 31, 2011. The Company’s average selling price for the three months ended March 31, 2012 was $1,138 per ton, an increase of approximately 3% from the Company’s average selling price of $1,109 per ton for the three months ended March 31, 2011. The higher average selling price for first quarter 2012 over first quarter 2011 was driven principally by a richer product mix, increased contract sales and higher prices for certain products. Net sales to customers outside the United States for the three months ended March 31, 2012 and 2011, totaled $225.2 and $218.0, respectively.

Cost of Products Sold

The Company has experienced higher steelmaking raw material costs in the first quarter of 2012 compared to the same period in 2011, principally for iron ore, coal and coke, partly offset by lower natural gas and electricity costs. A LIFO credit of $12.4 was recorded for the three months ended March 31, 2012, compared to a LIFO charge of $24.6 for the same period in 2011.

The Company’s maintenance outage costs decreased in the three months ended March 31, 2012 to $0.6, compared to $2.2 in the corresponding period of 2011.

Selling and Administrative Expenses

Selling and administrative expenses for the three months ended March 31, 2012 and 2011, were $55.8 and $54.2, respectively. The increase was due primarily to additional costs of $1.7 incurred by SunCoke Middletown.

Depreciation

Depreciation expense for the three months ended March 31, 2012 was $48.3, compared to $46.7 for the corresponding period in 2011. The increase was caused by the startup of the SunCoke Middletown facility in late 2011.

Operating Profit

The Company reported an operating profit of $4.1, or $3 per ton, in the three months ended March 31, 2012. This result compares to an operating profit of $19.5, or $14 per ton, in the three months ended March 31, 2011. For the three months ended March 31, 2012, the Company benefited from year-over-year increases in its average selling price. However, during that same period, the Company also experienced lower sales volumes and higher iron ore and other raw material costs that could not be fully recovered through price increases or surcharges.

Interest Expense

Interest expense for the three months ended March 31, 2012 was $16.2, compared to $8.6 for the same period in 2011. The net increase over the comparable periods in 2011 was primarily related to an increase in borrowings under the revolving credit facility, the issuance of the 2022 Notes in 2012 and higher rates on the tax-exempt fixed-rate IRBs after the IRB Refinancing. In addition, capitalized interest costs were lower in the three months ended March 31, 2012 as a result of the completion of the construction of the new electric arc furnace at the Butler Works in 2011.

Other Income (Expense)

Other income (expense) was $0.9 for the three months ended March 31, 2012, compared to other income (expense) of $3.4 for the three months ended March 31, 2011. Other income (expense) is primarily related to foreign exchange gains and losses.

Income Taxes

Income taxes recorded for the three months ended March 31, 2012 and 2011, have been estimated based on year-to-date income and projected results for the full year.

Net Income (Loss)

As a result of the various factors and conditions described above, the Company reported a net loss attributable to AK Steel Holding Corporation in the three months ended March 31, 2012, of $11.8, or $0.11 per diluted share, compared to net income of $8.7, or $0.08 per diluted share, in the three months ended March 31, 2011.

Outlook

All of the statements in this Outlook section are subject to, and qualified by, the information in the Forward-Looking Statements section.

Due to continued uncertainty and volatility with respect to near-term economic conditions in the United States and in other markets served by the Company, AK Steel is not providing detailed guidance for the Company’s second quarter results at this time. The Company expects to provide second quarter guidance in June. In advance of that guidance, however, the Company notes that, based upon current conditions, it anticipates increased shipments, improved operating rates, and lower raw material costs and expects to report net income in the second quarter.

Liquidity and Capital Resources

At March 31, 2012, the Company had total liquidity of $882.9, consisting of $42.3 of cash and cash equivalents and $840.6 of availability under the Company’s $1.1 billion asset-backed revolving credit facility (“Credit Facility”). Availability under the Credit Facility can fluctuate monthly based on the varying levels of eligible collateral. As of March 31, 2012, the Company's eligible collateral, after application of applicable advance rates, was $1,066.9. At March 31, 2012, there were outstanding borrowings of $145.0 under the Credit Facility and availability was further reduced by $81.3 due to outstanding letters of credit. During the three-month period ended March 31, 2012, utilization of the Company’s Credit Facility ranged from $145.0 to $465.0, with outstanding borrowings averaging $264.5 per day.

During the first quarter of 2012, the Company increased the amount of liquidity available by refinancing $73.3 aggregate principal amount of variable-rate tax-exempt IRBs. The IRB Refinancing was accomplished through offerings of newly-issued fixed-rate tax-exempt IRBs in the same respective aggregate principal amounts as the prior IRBs that they replaced. The net proceeds of the new IRBs were used to redeem and extinguish the prior IRBs. The prior IRBs were backed by letters of credit, which had the effect of lowering availability under the Credit Facility and, accordingly, the Company’s liquidity. The new IRBs are not backed by letters of credit, but rather are unsecured senior debt obligations of AK Steel. In addition, the Company also issued $300.0 of 2022 Notes in March 2012 and used the proceeds to repay outstanding borrowings under the Credit Facility. Thus, the Company’s available credit under the Credit Facility increased as a result of the IRB Refinancing and the issuance of the 2022 Notes.

The Company anticipates utilizing the Credit Facility as it deems necessary to fund requirements for working capital, capital investments and other general corporate purposes. During the first three months of 2012, the Company borrowed amounts on a short-term basis for uses consistent with these general purposes.

Cash used by operations totaled $150.0 for the three months ended March 31, 2012. Primary uses of cash were for a $28.7 pension contribution and an increase in working capital of $142.8. The increase in working capital resulted primarily from an increase in inventory quantities on hand in anticipation of increased shipments in the second quarter of 2012. In addition, accounts receivable were higher primarily as a result of higher selling prices. An increase in accounts payable due to higher inventory levels partially offset these uses of cash.

Pension- and Retiree Healthcare Benefit-related Matters

The Company has contributed a total of $170.2 to its master pension trust in 2012, which satisfies the Company’s required pension contribution for the year. Of this total, a contribution of $28.7 was made during the first quarter of 2012 and contributions totaling $141.5 were made in April 2012. Based on current actuarial valuations, the Company estimates that its required annual pension contribution for 2013 will be $300.0. There is, however, proposed federal legislation which, if passed this year, could significantly reduce the Company’s required annual pension contributions for 2013. The Company cannot reliably estimate at this time the likelihood of passage of such legislation. The calculation of estimated future pension contributions requires the use of assumptions concerning future events. The most significant of these assumptions relate to future investment performance of the pension funds, actuarial data relating to plan participants, and the interest rate used to discount future benefits to their present value. Because of the variability of factors underlying these assumptions, including the possibility of future pension legislation, the reliability of estimated future pension contributions decreases as the length of time until the contributions must be made increases.

In July 2012, the Company will make the second payment of $31.7 related to a VEBA trust for a class of Butler Works retirees as part of the negotiated settlement with those retirees. See the discussion of the Butler Works class action litigation in Note 5 to the condensed consolidated financial statements for further information.

Investing and Financing Activities

During the three months ended March 31, 2012, net cash used by investing activities totaled $29.9, primarily for capital investments of $29.7. These capital investments included $19.2 of expenditures related to the investment by SunCoke Middletown in capital equipment for the coke plant constructed in Middletown, Ohio. The SunCoke Middletown capital investment is funded by its parent company, SunCoke, and is reflected as a payable from SunCoke Middletown to SunCoke. That payment is reflected in other non-current liabilities on the Company’s Condensed Consolidated Balance Sheets. Because the SunCoke Middletown capital investment is funded by SunCoke, it has no effect on the net cash flows of AK Steel. The Company anticipates 2012 capital investments of approximately $150.0, which includes about $50.0 for the Company’s recent strategic investments in iron ore and coal reserves.

During the three months ended March 31, 2012, cash generated by financing activities totaled $180.2. This includes gross proceeds of $300.0 from the issuance of the 2022 Notes, partially offset by the $105.0 in net payments on the Credit Facility, payment of common stock dividends in the amount of $5.5, and debt issuance costs of $8.2 related to the IRB Refinancing and issuance of the 2022 Notes. During the three months ended March 31, 2012, AK Steel also refinanced $73.3 aggregate principal amount of IRBs by using the proceeds of the new IRBs to redeem and extinguish the existing IRBs. AK Holding, of which AK Steel is a wholly-owned subsidiary, fully and unconditionally, jointly and severally, guarantees the payment of interest, principal and premium, if any, on the new IRBs.

The issuance of $300.0 of 2022 Notes generated net proceeds of $293.0 after underwriting discounts and commissions and other fees. The Company used the proceeds from the 2022 Notes to repay outstanding borrowings under the Credit Facility. AK Holding fully and unconditionally, jointly and severally, guarantees the payment of interest, principal and premium, if any, on the 2022 Notes.

The Company believes that its current sources of liquidity will be adequate to meet its obligations for the foreseeable future. Future liquidity requirements for employee benefit plan contributions, scheduled debt maturities, debt redemptions and capital investments are expected to be funded by internally-generated cash and other financing sources. To the extent, if at all, that the Company would need to fund any of its working capital or planned capital investments other than through internally-generated cash, the Company has available its Credit Facility and believes it has the ability to access the capital markets opportunistically if and when it perceives conditions are favorable. The Credit Facility expires in April 2016 and any amounts outstanding under it at that time would need to be repaid or refinanced.  Otherwise, the Company has no significant scheduled debt maturities until May 2020, when its $550.0 aggregate principal amount of 2020 Notes is due. At March 31, 2012, there were outstanding borrowings under the Credit Facility of $145.0 and outstanding letters of credit of $81.3, resulting in remaining availability of $840.6 under the Credit Facility. The Company increased its liquidity as a result of the IRB Refinancing and the issuance of the 2022 Notes, as the Company used the proceeds of such issuance to repay outstanding borrowings under the Credit Facility. The Company’s forward-looking statements on liquidity are based on currently available information and expectations and, to the extent the information or expectations are inaccurate or conditions deteriorate, there could be a material adverse effect on the Company’s liquidity.

Dividends

The following table lists information related to the quarterly cash dividend:

2012 COMMON STOCK DIVIDENDS

Record Date	Payment Date	Per Share
February 10, 2012	March 9, 2012	$0.05
May 15, 2012	June 8, 2012	0.05

The Company’s Credit Facility contains certain restrictive covenants with respect to the Company’s payment of dividends. Under these covenants, dividends are permitted provided (i) availability under the Credit Facility exceeds $247.5 or (ii) availability exceeds $192.5 and the Company meets a fixed charge coverage ratio of one to one as of the most recently ended fiscal quarter. If the Company cannot meet either of these thresholds, dividends would be limited to $12.0 annually. Currently, the availability under the Credit Facility significantly exceeds $247.5. Accordingly, there currently are no covenant restrictions on the Company’s ability to declare and pay a dividend to its stockholders.

Restrictions under Debt Agreements

The Credit Facility and the indentures governing the Company’s Senior Notes and tax-exempt fixed-rate IRBs contain restrictions and covenants that may limit the Company’s operating flexibility.

The indentures governing the Senior Notes and tax-exempt fixed-rate IRBs include customary restrictions on (a) the incurrence of additional debt by certain AK Steel subsidiaries, (b) the incurrence of liens by AK Steel and AK Holding’s other subsidiaries, (c) the amount of sale/leaseback transactions, and (d) the ability of AK Steel and AK Holding to merge or consolidate with other entities or to sell, lease or transfer all or substantially all of the assets of the AK Steel and AK Holding to another entity. They also contain customary events of default.

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

Iron Ore Pricing

Iron ore is one of the principal raw materials required for the Company’s steel manufacturing operations. The Company expects to purchase between 6,000,000 and 6,500,000 net tons of iron ore pellets in 2012. The Company makes most of its purchases of iron ore at negotiated prices under annual and multi-year agreements. These agreements typically have a variable-price mechanism by which the price of iron ore is adjusted quarterly, based on reference to a historical iron ore index, referred to as the “IODEX”. For example, the first quarter of 2012 iron ore price was determined with reference to the IODEX price for the preceding September, October and November period. For a substantial majority of the iron ore that the Company purchases under contract from its major suppliers, those quarterly prices are final. With respect to a portion of the iron ore the Company purchases from one supplier, those prices are further adjusted based on an average of the quarterly prices. With respect to another of its major suppliers, the Company has agreed to alter the timing of the quarterly reference period so that it is closer in time to then-current IODEX pricing.

The Company attempts to mitigate the effect of its increased raw material costs in the normal course of pricing its own products through increased prices in the spot market and the use of variable pricing with its contract customers that allows the Company to adjust selling prices in response to changes in the cost of certain raw materials and energy, including iron ore. It typically is unable, however, to recover 100% of its increased iron ore costs in this manner. There are a variety of factors that ultimately will affect how much of any increase in iron ore prices the Company is able to recover through its own steel price increases. These include the amount of the price increase for iron ore, the terms of the Company’s agreements with its contract customers, and the extent to which competitive pressures may prevent the Company from increasing the price of the steel it sells into the spot market to sufficiently cover the full amount of the iron ore price increase. It is because of this inability to control or fully pass through its iron ore costs that the Company may hedge a portion of its iron ore purchases from time to time. In addition, the Company’s investment in Magnetation JV serves as a partial financial hedge against increases in the price of iron ore.

Although the full benefit of that investment will not be realized until the completion of an iron ore pellet plant currently in the planning stage, in the interim the Company will receive a share of the net income from Magnetation JV. Even absent future iron ore price increases, Magnetation JV is expected to generate income to AK Steel as a result of its low cost production of iron ore concentrate and, in the future, iron ore pellets. When the pellet plant is completed, the Company expects that the iron ore pellet production from Magnetation JV eventually will satisfy about 50% of AK Steel’s current iron ore pellet requirements, at a net cost to AK Steel substantially below the current world market price.

Automotive Market

The Company sells a significant portion of its flat-rolled carbon steel products and stainless steel products to automotive manufacturers and to distributors, service centers and converters who in some cases will resell the products to the automotive industry.

Because the automotive market is an important element of the Company’s business, North American light vehicle production affects the Company’s total sales and shipments. In 2011, the North American automotive industry continued a recovery that began in 2010 from the economic recession, but light vehicle production levels in 2011 were still below pre-recession levels.  A further increase in light vehicle production volumes is projected for 2012 and this trend was evident in the first quarter of 2012 as shipments to automotive customers increased from the fourth quarter of 2011. It is not expected, however, that light vehicle production levels will reach pre-recession levels until at least 2014.

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

The Company began to see an improvement in the GOES market in 2010 that continued into 2011. However, the ongoing weakness in the United States housing and construction markets has hampered the Company’s efforts to return its GOES shipments to the same volume and its GOES pricing to the same level that it had prior to the global recession. The domestic housing and construction industry was significantly affected by the recession which began in 2008 and has struggled to make any noticeable improvement since then.  Housing starts in the United States in 2011 remained near historically low levels for the fourth consecutive year.  To the extent that domestic housing starts remain at a very low level, it is likely that the Company’s electrical steel sales and shipments will continue to be negatively affected. Currently, the Company expects a gradual increase in domestic housing starts over the next several years, with a return to pre-recession levels not expected until at least 2015.

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

On February 1, 2012, the United States Department of Energy (“DOE”) proposed revised energy efficiency standards for certain types of electrical distribution transformers, which potentially could affect the use of GOES in certain types of distribution transformers. The proposed new standards are subject to public comments and will not become final until October 1, 2012. Subject to the possibility of legal challenges, those final rules then would become effective in January 2016. Many of the manufacturers of the transformers subject to the proposed new standards are customers of the Company. The new efficiency standards, as proposed, are not expected to have a major impact on the competitiveness of GOES for use in the distribution transformers covered by the new standards. Moreover, with respect to some types of distribution transformers, the new standards have the potential for increasing the market for GOES. Certain interested parties have advocated in their public comments before the rules become final that the efficiency standards should be raised from the levels established by the standards currently proposed by the DOE. One or more of those parties may file litigation to challenge the new standards before they become effective. Thus, there is a risk that the DOE, on its own or pursuant to court order, may change the currently proposed efficiency standards in a way that could reduce the competitiveness of GOES for use in certain electrical distribution transformers. If that were to occur, it would result in a decrease in the available market for the Company’s GOES products. The timing of any such change, if it were to occur, is unlikely to be before at least 2016 and the Company will vigorously oppose any change that would negatively impact the available market for its GOES products. The Company also will work diligently in the interim to engage in research and development to minimize any impact of the new efficiency standards, as currently proposed or as modified, on the available market for its GOES products.

Forward-Looking Statements

Certain statements made or incorporated by reference in this Form 10-Q, or made in other documents furnished to or filed with the Securities Exchange Commission, as well as in press releases or in presentations made by Company employees, reflect management’s estimates and beliefs and are intended to be, and are hereby identified as “forward-looking statements” for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Words such as “expects,” “anticipates,” “believes,” “intends,” “plans,” “estimates” and other similar references to future periods typically identify such forward-looking statements.  These forward-looking statements reflect the current belief and judgment of the Company’s management, but are not guarantees of future performance or outcomes. They are based on a number of assumptions and estimates that are inherently subject to economic, competitive, regulatory, and operational risks, uncertainties and contingencies that are beyond the Company’s control, and upon assumptions with respect to future business decisions and conditions that are subject to change.  In particular, these include, but are not limited to, statements in the Outlook and Liquidity and Capital Resources sections and Item 7A, Quantitative and Qualitative Disclosure about Market Risk.

The Company cautions readers that such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management.  See Item 1A, Risk Factors in Part II of this report and in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2011 for more information on certain of these risks and uncertainties.

Any forward-looking statement made by the Company in this document speaks only as of the date on which it is made. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company’s primary areas of market risk include changes in (a) interest rates, (b) the prices of raw materials and energy sources, and (c) foreign currency exchange rates. The Company manages interest rate risk by issuing variable- and fixed-rate debt, and had total long-term debt of $951.4 and $651.5 outstanding at March 31, 2012 and December 31, 2011, respectively. The amount outstanding at March 31, 2012, consisted of $925.4 of fixed-rate debt and $26.0 of variable-rate debt. In addition, at March 31, 2012 and December 31, 2011, the Company had $145.0 and $250.0, respectively, of short-term borrowings outstanding under its Credit Facility, which bears interest at variable interest rates. An increase in prevailing interest rates would increase interest expense and interest paid for the variable-rate debt, including for borrowings under the Credit Facility. For example, a 1% increase in interest rates would result in an increase in annual interest expense of approximately $1.7 on the Company’s outstanding debt at March 31, 2012. As a result of the IRB Refinancing in February 2012 and the issuance of the 2022 Notes in March 2012, a higher proportion of the Company’s outstanding debt now has a fixed rate of interest and, therefore, the effect of a change in interest rates has been reduced from what it was as of December 31, 2011.

With regard to raw materials and energy sources, the cost of iron ore, in particular, and the cost of scrap both have been volatile over the course of the last several years. In addition, natural gas prices have been highly volatile at times. To address such cost volatility, where competitively possible, the Company attempts to increase the price of steel it sells to the spot market and to negotiate a variable-pricing mechanism with its contract customers that allows the Company to adjust selling prices in response to changes in the cost of certain raw materials and energy. While the Company still does not recover all of its raw material and energy cost increases through these mechanisms, it made significant progress in that respect in 2011, particularly with respect to variable-pricing terms with its contract customers. In addition, in the case of stainless steel, increased costs for nickel, chrome and molybdenum can usually be recovered through established price surcharges. Therefore, fluctuations in the price of energy (particularly natural gas and electricity), raw materials (such as scrap, purchased slabs, coal, iron ore, zinc and nickel) or other commodities will be, in part, passed on to the Company’s customers rather than absorbed solely by the Company.

In addition, in order to further minimize its exposure to fluctuations in raw material costs, and to secure an adequate supply of raw materials, the Company has entered into multi-year purchase agreements for certain raw materials that provide for fixed prices or only a limited variable-price mechanism. While enabling the Company to reduce its exposure to fluctuations in raw material costs, this also exposes the Company to an element of market risk relative to its sales contracts. After new contracts are negotiated with the Company’s customers, the average sales prices could increase or decrease. If that average sales price decreases, the Company may not be able to reduce its raw material costs to a corresponding degree due to the multi-year term and fixed-price nature of some of its raw material purchase contracts. In addition, some of the Company’s existing multi-year supply contracts, particularly with respect to iron ore, have required minimum purchase quantities. Under adverse economic conditions, those minimums may exceed the Company’s needs. Subject to exceptions for force majeure and other circumstances affecting the legal enforceability of the contracts, such minimum purchase requirements could require the Company to purchase quantities of raw materials, particularly iron ore, that significantly exceed its anticipated needs. Under such circumstances, the Company would attempt to negotiate agreements for new purchase quantities. There is a risk, however, that in one or more instances the Company would not be successful in securing lower purchase quantities, either through negotiation or litigation. In that event, the Company would likely be required to purchase more of a particular raw material in a particular year than it needs, negatively affecting its results of operations and cash flows.

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

For derivatives designated in cash flow hedging relationships, the effective portion of the gains and losses from the use of these instruments for natural gas, electricity and iron ore are recorded in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets and recognized into cost of products sold in the same period as the earnings recognition of the associated underlying transaction. At March 31, 2012, accumulated other comprehensive income (loss) included $16.6 in unrealized after-tax losses for the fair value of these derivative instruments. All other commodity price swaps and options are marked to market and recognized into cost of products sold with the offset recognized as other current assets or other accrued liabilities. At March 31, 2012, other current assets of $2.5 and accrued liabilities of $30.9 were included on the Consolidated Balance Sheets for the fair value of these commodity derivatives. At December 31, 2011, accrued liabilities of $21.6 were included on the Consolidated Balance Sheets for the fair value of these commodity derivatives.

The following table presents the negative effect on pre-tax income of a hypothetical change in the fair value of derivative instruments outstanding at March 31, 2012, due to an assumed 10% and 25% decrease in the market price of each of the indicated commodities.

	Negative Effect on Pre-tax Income
Commodity Derivative	10% Decrease	25% Decrease
Natural Gas	$5.2	$13.2
Nickel	0.4	1.0
Zinc	1.1	2.7
Electricity	0.9	2.2
Iron Ore	4.0	9.9

Because these instruments are structured and used as hedges, these hypothetical losses would be offset by the benefit of lower prices paid for the physical commodity used in the normal production cycle. The Company currently does not enter into swap or option contracts for trading purposes.

The Company also is subject to risks of exchange rate fluctuations on a small portion of intercompany receivables that are denominated in foreign currencies. The Company uses forward currency contracts to manage exposures to certain of these currency price fluctuations. At March 31, 2012 and December 31, 2011, the Company had outstanding forward currency contracts with a total contract value of $24.1 and $16.9, respectively, for the sale of euros. At March 31, 2012, accrued liabilities of $0.1 were included on the Consolidated Balance Sheets for the fair value of these contracts. At December 31, 2011, other current assets of $1.0 were included on the Consolidated Balance Sheets for the fair value of these contracts. Based on the contracts outstanding at March 31, 2012, a 10% change in the dollar to euro exchange rate would result in an approximate $2.4 pretax effect on the value of these contracts on a mark-to-market basis, which would offset the effect of a change in the exchange rate on the underlying receivable.

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

There has been no change in the Company’s internal control over financial reporting during the quarter covered by this report that that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION
(dollars in millions, except per share data)

Item 1. Legal Proceedings.

The information called for by this item is incorporated herein by reference to Note 6 of the condensed consolidated financial statements included in Part I, Item 1.

Item 1A. Risk Factors.

The Company cautions readers that its business activities involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management. The Company described the principal risk factors that could impact its results in its Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Annual Report”). There are no updates to the Company’s description of risk factors reported in the 2011 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities in the quarter ended March 31, 2012.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
January 2012	116,695	$9.22	—
February 2012	2,023	9.64	—
March 2012	79,362	7.67	—
Total	198,080	8.60	—	$125.6

(a)
During the quarter, the Company repurchased common stock owned by participants in its restricted stock awards program under the terms of the AK Steel Holding Corporation Stock Incentive Plan. In order to satisfy the requirement that an amount be withheld that is sufficient to pay federal, state and local taxes due upon the vesting of the restricted stock, employees are permitted to have the Company withhold shares having a fair market value equal to the minimum statutory withholding rate that could be imposed on the transaction. The Company repurchases the withheld shares at the quoted average of the reported high and low sales prices on the day the shares are withheld.

(b)	On October 21, 2008, the Company announced that its Board of Directors had authorized the Company to repurchase, from time to time, up to $150.0 of its outstanding equity securities. There is no expiration date specified in the Board of Directors’ authorization.

Item 6. Exhibits.

Exhibit Number	Description
4.1
Second Supplemental Indenture, dated as of March 22, 2012, among AK Steel Corporation, as issuer, AK Steel Holding Corporation, as guarantor, and U.S. Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on March 22, 2012).

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
101
Financial statements from the Quarterly Report on Form 10-Q of AK Steel Holding Corporation for the quarter ended March 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AK STEEL HOLDING CORPORATION
(Registrant)

Dated:	April 27, 2012	/s/ ALBERT E. FERRARA, JR.
Albert E. Ferrara, Jr.
Senior Vice President, Finance and Chief Financial Officer

Dated:	April 27, 2012	/s/ RICHARD S. WILLIAMS
Richard S. Williams
Controller and Chief Accounting Officer