Form 10-Q
period 2012-06-30
AK STEEL HOLDING CORP
filed 2012-07-27
CIK 918160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

or

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

There were 110,614,109 shares of common stock outstanding as of July 25, 2012.

AK STEEL HOLDING CORPORATION

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2012	2011	2012	2011

Net sales	$1,538.4	$1,791.9	$3,047.1	$3,373.0

Cost of products sold (exclusive of items shown below)	1,392.4	1,633.5	2,801.4	3,102.6
Selling and administrative expenses (exclusive of items shown below)	50.8	52.8	106.6	107.0
Depreciation	48.4	46.5	96.7	93.2
Pension and OPEB expense (income)	(9.9)	(9.4)	(18.4)	(17.8)

Total operating costs	1,481.7	1,723.4	2,986.3	3,285.0

Operating profit	56.7	68.5	60.8	88.0

Interest expense	21.8	11.6	38.0	20.2
Other income (expense)	(4.7)	—	(3.8)	3.4

Income before income taxes	30.2	56.9	19.0	71.2

Income tax provision due to tax law changes	—	2.0	—	2.0
Income tax provision	747.8	22.5	743.5	28.3
Total income tax provision	747.8	24.5	743.5	30.3

Net income (loss)	(717.6)	32.4	(724.5)	40.9
Less: Net income (loss) attributable to noncontrolling interests	6.6	(0.7)	11.5	(0.9)

Net income (loss) attributable to AK Steel Holding Corporation	$(724.2)	$33.1	$(736.0)	$41.8

Basic and diluted earnings per share:
Net income (loss) attributable to AK Steel Holding Corporation common stockholders	$(6.55)	$0.30	$(6.66)	$0.38

Dividends declared and paid per share	$0.05	$0.05	$0.10	$0.10

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2012	2011	2012	2011
Other comprehensive income (loss), before tax:
Foreign currency translation gain (loss)	$(1.2)	$0.3	$(0.4)	$1.5
Cash flow hedges:
Gains (losses) arising in period	4.3	(0.7)	(12.7)	(0.4)
Reclassification of losses (gains) to net income (loss)	12.8	(1.1)	20.6	5.3
Unrealized holding gains (losses) on securities:
Unrealized holding gains (losses) arising in period	(0.4)	—	0.3	0.3
Pension and OPEB plans:
Prior service cost arising in period	—	—	—	(29.6)
Reclassification of prior service cost (credits) included in net income (loss)	(18.5)	(18.4)	(36.7)	(22.1)
Gains (losses) arising in period	—	—	—	(4.3)
Reclassification of losses (gains) included in net income (loss)	6.1	4.5	12.2	(5.1)
Other comprehensive income (loss), before tax	3.1	(15.4)	(16.7)	(54.4)
Income tax provision (benefit) related to items of comprehensive income (loss)	7.7	(6.1)	—	(21.2)
Other comprehensive income (loss)	(4.6)	(9.3)	(16.7)	(33.2)
Net income (loss)	(717.6)	32.4	(724.5)	40.9

Comprehensive income (loss)	(722.2)	23.1	(741.2)	7.7
Less: Comprehensive income (loss) attributable to noncontrolling interests	6.6	(0.7)	11.5	(0.9)

Comprehensive income (loss) attributable to AK Steel Holding Corporation	$(728.8)	$23.8	$(752.7)	$8.6

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share data)

(unaudited)	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$37.4	$42.0
Accounts receivable, net	548.1	564.2
Inventory, net	723.3	418.7
Deferred tax assets, current	44.2	216.5
Other current assets	31.2	33.0
Total current assets	1,384.2	1,274.4
Property, plant and equipment	5,963.3	5,967.2
Accumulated depreciation	(3,893.6)	(3,797.0)
Property, plant and equipment, net	2,069.7	2,170.2
Other non-current assets:
Investment in AFSG Holdings, Inc.	55.6	55.6
Investment in Magnetation LLC	100.9	101.2
Goodwill	37.1	37.1
Deferred tax assets, non-current	153.5	716.5
Other non-current assets	100.0	94.9
Total other non-current assets	447.1	1,005.3
TOTAL ASSETS	$3,901.0	$4,449.9
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Borrowings under credit facility	$325.0	$250.0
Accounts payable	631.8	583.6
Accrued liabilities	170.1	172.8
Current portion of long-term debt	0.7	0.7
Current portion of pension and other postretirement benefit obligations	127.0	130.0
Total current liabilities	1,254.6	1,137.1
Non-current liabilities:
Long-term debt	949.7	650.0
Pension and other postretirement benefit obligations	1,549.4	1,744.8
Other non-current liabilities	507.9	540.8
Total non-current liabilities	3,007.0	2,935.6
TOTAL LIABILITIES	4,261.6	4,072.7
Commitments and contingencies
Equity (deficit):
Preferred stock, authorized 25,000,000 shares	—	—
Common stock, authorized 200,000,000 shares of $.01 par value each; issued 123,763,391 and 123,229,210 shares in 2012 and 2011; outstanding 110,616,930 and 110,284,228 shares in 2012 and 2011	1.2	1.2
Additional paid-in capital	1,931.3	1,922.2
Treasury stock, common shares at cost, 13,146,461 and 12,944,982 shares in 2012 and 2011	(173.3)	(171.6)
Accumulated deficit	(2,113.0)	(1,366.0)
Accumulated other comprehensive income (loss)	(14.0)	2.7
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(367.8)	388.5
Noncontrolling interests	7.2	(11.3)
TOTAL EQUITY (DEFICIT)	(360.6)	377.2
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$3,901.0	$4,449.9

The Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, include the following amounts related to consolidated variable interest entities. See Note 9 for more information concerning variable interest entities.

(unaudited)	June 30, 2012	December 31, 2011
SunCoke Middletown
Accounts receivable, net	$0.3	$0.6
Inventory, net	24.8	23.8
Property, plant and equipment	413.2	432.3
Accumulated depreciation	(8.1)	(1.4)
Accounts payable	20.0	29.8
Accrued liabilities	1.7	2.1
Other non-current liabilities	403.4	436.8
Noncontrolling interests	5.1	(13.4)

Other variable interest entities
Property, plant and equipment	$11.4	$11.2
Accumulated depreciation	(8.7)	(8.6)
Other assets (liabilities), net	1.7	1.6
Noncontrolling interests	2.1	2.1

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
	Six Months Ended June 30,
(unaudited)	2012	2011
Cash flows from operating activities:
Net income (loss)	$(724.5)	$40.9
Depreciation	90.0	93.2
Depreciation—SunCoke Middletown	6.7	—
Amortization	9.6	8.5
Deferred income taxes	735.0	28.0
Pension and OPEB expense (income)	(18.4)	(17.8)
Contributions to pension trust	(170.2)	(170.0)
Contributions to Middletown retirees VEBA	—	(65.0)
Other postretirement benefit payments	(33.2)	(38.4)
Working capital	(240.1)	(232.2)
Working capital—SunCoke Middletown	5.2	0.9
Other operating items, net	29.8	(8.5)
Net cash flows from operating activities	(310.1)	(360.4)

Cash flows from investing activities:
Capital investments	(17.9)	(66.3)
Capital investments—SunCoke Middletown	(17.6)	(130.4)
Other investing items, net	0.7	0.2
Net cash flows from investing activities	(34.8)	(196.5)

Cash flows from financing activities:
Net borrowings under credit facility	75.0	275.0
Proceeds from issuance of long-term debt	373.3	—
Redemption of long-term debt	(73.7)	(0.4)
Debt issuance costs	(8.4)	(9.1)
Proceeds from exercise of stock options	—	0.2
Purchase of treasury stock	(1.7)	(1.4)
Common stock dividends paid	(11.0)	(11.0)
SunCoke Middletown advances from (repayments to) noncontrolling interest owner	(12.8)	130.9
Other financing items, net	(0.4)	1.5
Net cash flows from financing activities	340.3	385.7

Net decrease in cash and cash equivalents	(4.6)	(171.2)

Cash and cash equivalents, beginning of period	42.0	216.8

Cash and cash equivalents, end of period	$37.4	$45.6

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(dollars in millions)

(unaudited)	Common Stock	Addi- tional Paid-In- Capital	Treasury Stock	Accum- ulated Deficit	Accum- ulated Other Compre- hensive Income (Loss)	Noncon- trolling Interests	Total
December 31, 2010	$1.2	$1,909.4	$(170.1)	$(1,188.4)	$92.6	$(3.6)	$641.1
Net income (loss)				41.8		(0.9)	40.9
Share-based compensation		8.9					8.9
Stock options exercised		0.2					0.2
Tax provision from common stock compensation		(0.3)					(0.3)
Purchase of treasury stock			(1.4)				(1.4)
Change in accumulated other comprehensive income					(33.2)		(33.2)
Common stock dividends				(11.0)			(11.0)
Distributions to noncontrolling interests						(0.5)	(0.5)
June 30, 2011	$1.2	$1,918.2	$(171.5)	$(1,157.6)	$59.4	$(5.0)	$644.7

December 31, 2011	$1.2	$1,922.2	$(171.6)	$(1,366.0)	$2.7	$(11.3)	$377.2
Net income (loss)				(736.0)		11.5	(724.5)
Share-based compensation		9.7					9.7
Tax provision from common stock compensation		(0.6)					(0.6)
Purchase of treasury stock			(1.7)				(1.7)
Change in accumulated other comprehensive income					(16.7)		(16.7)
Common stock dividends				(11.0)			(11.0)
Income tax payable assumed by noncontrolling interest on behalf of SunCoke Middletown						7.0	7.0
June 30, 2012	$1.2	$1,931.3	$(173.3)	$(2,113.0)	$(14.0)	$7.2	$(360.6)

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise indicated)

NOTE 1 - Basis of Presentation

In the opinion of the management of AK Steel Holding Corporation (“AK Holding”) and its wholly-owned subsidiary, AK Steel Corporation (“AK Steel”, and together with AK Holding, the “Company”), the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2012, the results of its operations for the three and six months ended June 30, 2012 and 2011, and its cash flows for the six months ended June 30, 2012 and 2011. The results of operations for the three and six months ended June 30, 2012, are not necessarily indicative of the results to be expected for the year ending December 31, 2012. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2011.

NOTE 2 - Inventories

	June 30, 2012	December 31, 2011
Finished and semi-finished	$920.0	$640.1
Raw materials	296.6	302.6
Total cost	1,216.6	942.7
Adjustment to state inventories at LIFO value	(493.3)	(524.0)
Net inventories	$723.3	$418.7

NOTE 3 - Income Taxes

Valuation Allowance Recorded for Deferred Tax Assets

In accordance with generally accepted accounting principles, the Company regularly assesses the need for a valuation allowance for its deferred tax assets. In making that assessment, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, if it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating whether to record a valuation allowance, the applicable accounting standards deem that the existence of cumulative losses in recent years is a significant piece of objectively verifiable negative evidence that must be overcome by objectively verifiable positive evidence to avoid the need to record a valuation allowance. Prior to the start of the second quarter of 2012, the Company had concluded that positive evidence outweighed negative evidence, and no valuation allowance was necessary for the Company’s federal and most of its state deferred tax assets. The Company most recently assessed the relevant positive and negative evidence at the conclusion of the second quarter ended June 30, 2012, including the effect of developments during the quarter. As a result of this assessment, the Company concluded that, from an accounting perspective, the weight of the negative evidence now outweighed the weight of the positive evidence as of June 30, 2012. In accordance with that conclusion, the Company recorded a non-cash charge to income tax expense in the second quarter of 2012 in the amount of $736.0 by establishing a valuation allowance for its deferred tax assets. In determining the appropriate amount of the valuation allowance, the accounting standards allow the Company to consider the timing of future reversal of its taxable temporary differences and available tax strategies that, if implemented, would result in realization of deferred tax assets. Due to the negative evidence associated with developments that occurred in the quarter ended June 30, 2012 disclosed below, the Company is no longer allowed under those accounting standards to consider future income projections exclusive of the reversing temporary differences. Set forth below is a more-detailed explanation of the key factors that led to that second quarter accounting recognition.

Significant developments during the quarter ended June 30, 2012 that generally resulted in decreases in the positive factors and increases in the negative factors affecting the Company’s assessment of the need for a valuation allowance include the following:

•	an unforeseen, significant decrease in spot market selling prices for carbon steel near the end of the second quarter of

2012, resulting in greater pressure on margins of the Company;

•
increased competition in the United States from (a) imports (primarily from China, Korea and Russia) and (b) non-sustainable pricing practices by certain competitors in bankruptcy or with new or expanded production capacity in the United States, which is likely to continue the downward pressure on selling prices;

•
a longer-than-previously-expected time frame for U.S. economic recovery and heightened uncertainty with respect to the direction of the economy in the United States, as evidenced by weaker employment gains and/or increased unemployment claims;

•
greater widespread uncertainty and deterioration in the economies of Western Europe, which developed during the quarter ended June 30, 2012, caused chiefly by currency devaluations, high debt levels and reduced government and private sector spending;

•
decreases in scrap steel exports from the United States to Europe as a result of lower demand for steel and currency devaluations, resulting in greater scrap supply and lower scrap pricing in the United States; and,

•	the effects of a slowdown in the Chinese economy, including increases in exports of some categories of Chinese steel to the United States.

The aggregate effect of the deterioration in the economies of Western Europe and the slowdown in the Chinese economy has caused a significant oversupply of steel in foreign markets relative to current demand. This factor and other general macroeconomic trends, such as a strengthening U.S. dollar compared to the euro and a relatively better U.S. economy than the European economy, have made the United States a more attractive market for foreign competitors and increased foreign imports into the United States. The resulting combination of increased imports, a slower-than-expected economic recovery in the United States, and non-sustainable pricing practices by certain competitors now in bankruptcy or with new or expanded production capacity has caused significant downward pressure on spot market selling prices. Further, declines in scrap steel pricing have benefited input costs for mini-mill steel producers more than integrated producers such as AK Steel. In addition, these factors have contributed to the Company’s expectation that it will incur a loss for the third quarter of 2012.

Considering these and other relevant factors, the Company has concluded that the negative evidence now outweighs the positive evidence and, accordingly, that as of June 30, 2012 it is unable to support for accounting purposes that it is more likely than not to realize all of its federal and state deferred tax assets. The Company has considered potential tax-planning strategies that could support the realization of a portion of its federal and state deferred tax assets. It has identified the potential change from the LIFO inventory accounting method as such a tax-planning strategy. The Company believes that this strategy is prudent and feasible in order to prevent certain federal and state tax loss carryforwards from expiring unused. In addition, the Company believes that the future reversal of its deferred tax liabilities serves as a source of taxable income supporting realization of a portion of its federal and state deferred tax assets. In accordance with the applicable accounting standards, the Company is now unable to use future income projections to support the realization of the deferred tax assets as a consequence of the above conclusion. In light of the foregoing conclusions and tax strategy, the Company recorded a non-cash charge to income tax expense in the amount of $736.0 in the three and six months ended June 30, 2012, to record a valuation allowance for its deferred tax assets.

This accounting treatment has no effect on the ability of the Company to use the loss carryforwards and tax credits in the future to reduce cash tax payments. Federal net operating loss carryforwards do not begin to expire until 2023 and over 90% of those loss carryforwards have more than 17 years remaining before expiration.

As of June 30, 2012 and December 31, 2011, there was a valuation allowance of $758.2 and $22.3, respectively, for the deferred tax assets. The Company will continue to assess the likelihood that the deferred tax assets will be realizable at each reporting period and the valuation allowance will be adjusted accordingly, which could materially affect the Company’s financial position and results of operations.

Interim Income Tax Provision

The interim income tax provision is determined by estimating the effective income tax rate expected to be applicable for the full fiscal year. The effective income tax rate is dependent upon several factors, such as tax rates in state and foreign jurisdictions and the relative amount of income earned in such jurisdictions. In determining the full year estimate, the Company has also estimated the annual effect of changes in valuation allowances and the value of the identified tax-planning strategy. As a result of the tax valuation allowance recorded in the second quarter of 2012, the Company expects that its normal current year income tax provision on income (loss) attributable to AK Holding will be mostly offset by a related change in the valuation allowance. However, LIFO income or expense for the year will result in changes in the value of the LIFO-related tax-planning strategy used to support the value of a portion of the deferred tax assets. Based on the Company’s current projections, it expects to record LIFO income for full-year 2012 and consequently income tax expense for the full year. Excluding the tax valuation charge recorded in the second quarter of 2012, virtually all of the income tax expense for 2012 will be recorded in the second half of 2012 in light of the near-breakeven pre-tax financial results for the six months ended June 30, 2012. The Company currently expects to record income tax expense for the third quarter of 2012.

Impact of Tax Law Changes

During the second quarter of 2011, several states enacted changes in tax laws that affected the value of the Company's deferred tax assets. Included in income tax expense for the three and six months ended June 30, 2011 is a charge of $2.0 related to the reduction in the value of the Company’s deferred tax assets as a result of these tax law changes.

NOTE 4 - Long-term Debt and Other Financing

Credit Facility

AK Steel has a $1.1 billion asset-backed revolving credit facility (“Credit Facility”) with a group of lenders that expires in April 2016. Availability under the Credit Facility fluctuates monthly based on the varying levels of eligible collateral. At June 30, 2012, the Company’s eligible collateral, after application of applicable advance rates, was $1,078.1. As of June 30, 2012 and December 31, 2011, there were outstanding Credit Facility borrowings of $325.0 and $250.0, respectively. Availability as of June 30, 2012 was further reduced by $81.4 attributable to outstanding letters of credit, resulting in remaining availability of $671.7.

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

Senior Notes due 2022

In March 2012, AK Steel issued $300.0 of 8.375% Senior Notes due 2022 (the “2022 Notes”). The issuance generated net proceeds of $293.4 after underwriting discounts and commissions and other fees. The Company used the proceeds from the 2022 Notes to repay outstanding borrowings under the Credit Facility. AK Holding fully and unconditionally, jointly and severally, guarantees the payment of interest, principal and premium, if any, on the 2022 Notes. The 2022 Notes were issued under a supplemental indenture, which includes covenants and restrictions substantially similar to the existing indentures governing the 7.625% Senior Notes due 2020 (the “2020 Notes”) and are equal in right of payment to the 2020 Notes.

At any time prior to April 1, 2017, AK Steel may redeem the 2022 Notes, in whole or in part, at a redemption price equal to par, plus accrued and unpaid interest and a “make-whole” premium calculated in accordance with the indentures governing the 2022 Notes. In addition, AK Steel may redeem the 2022 Notes, in whole or in part, at any time on or after April 1, 2017, at the redemption price for such notes, set forth below as a percentage of the face amount, plus accrued and unpaid interest to the redemption date, if redeemed during the twelve-month period commencing on April 1 of the years indicated below:

Year	Redemption Price
2017	104.188%
2018	102.792%
2019	101.396%
2020 or thereafter	100.000%

During the period, the Company was in compliance with all the terms and conditions of its debt agreements.

NOTE 5 - Pension and Other Postretirement Benefits

The Company provides noncontributory pension and various healthcare and life insurance benefits to most employees and retirees. The pension plan is not fully funded. The Company has contributed $170.2 to the master pension trust for the six months ended June 30, 2012, which satisfies the Company’s required pension contribution for 2012.

Net periodic benefit cost (income) for pension and other postretirement benefits were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Pension Benefits
Service cost	$0.8	$0.8	$1.6	$1.6
Interest cost	40.0	45.2	80.1	90.4
Expected return on assets	(47.3)	(51.9)	(93.6)	(103.9)
Amortization of prior service cost	0.8	0.8	1.9	2.0
Amortization of (gain) loss	6.1	4.7	12.2	9.4
Net periodic benefit cost (income)	$0.4	$(0.4)	$2.2	$(0.5)

Other Postretirement Benefits
Service cost	$1.1	$1.1	$2.2	$2.1
Interest cost	7.9	9.3	15.8	19.2
Settlement gain related to Middletown Retiree Settlement	—	—	—	(14.0)
Amortization of prior service cost (credit)	(19.3)	(19.2)	(38.6)	(38.3)
Reversal of prior amortization related to Butler Retiree Settlement	—	—	—	14.2
Amortization of (gain) loss	—	(0.2)	—	(0.5)
Net periodic benefit cost (income)	$(10.3)	$(9.0)	$(20.6)	$(17.3)

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

In January 2011, the Company reached a final settlement agreement (the “Butler Retiree Settlement”) of a class action filed on behalf of certain retirees from the Company’s Butler Works relating to the Company’s OPEB obligations to such retirees (the "Class Members"). Pursuant to the Butler Retiree Settlement, AK Steel agreed to continue to provide company-paid health and life insurance to Class Members through December 31, 2014, and to make combined lump sum payments totaling $91.0 to a VEBA trust and to plaintiffs’ counsel. AK Steel agreed to make three cash contributions to the VEBA trust as follows: $22.6 on August 1, 2011, which has been paid; $31.7 on July 31, 2012; and $27.6 on July 31, 2013. The balance of the lump sum payments was paid to plaintiffs’ attorneys on August 1, 2011, to cover plaintiffs’ obligations with respect to attorneys’ fees. Effective January 1, 2015, AK Steel will transfer to the VEBA trust all OPEB obligations owed to the Class Members under the Company’s applicable health and welfare plans and will have no further liability for any claims incurred by the Class Members after December 31, 2014, relating to their OPEB obligations. The VEBA trust will be utilized to fund all such future OPEB obligations to the Class Members. Trustees of the VEBA trust will determine the scope of the benefits to be provided to the Class Members. The effect of the settlement on the Company’s total OPEB liability (prior to any funding of the VEBA trust created under the terms of the settlement) was an increase in that liability of approximately $29.6 in the first quarter of 2011. With respect to this increase, a one-time, pre-tax charge of $14.2 was recorded in the first quarter of 2011 to reverse previous amortization of the prior plan amendment. The remaining portion was recognized in other comprehensive income and is being amortized into earnings over approximately five years. The Company’s OPEB liability will be reduced after each of the annual contributions to the VEBA trust under the terms of the Butler Retiree Settlement. In addition, the OPEB liability will be reduced by the ongoing benefit payment amounts through December 31, 2014. For accounting purposes, a settlement of the Company's OPEB obligations will be deemed to have occurred when the Company makes the final benefit payments in 2014.

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

	June 30, 2012	December 31, 2011
Accrued liabilities	$21.9	$22.2
Other non-current liabilities	29.4	30.3

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

As previously reported, on July 23, 2007, and on December 9, 2008, the EPA issued Notices of Violation (“NOVs”) with respect to the coke plant at AK Steel’s Ashland Works alleging violations of pushing and combustion stack limits. Additionally, on November 9, 2011, the EPA issued an NOV associated with self-reported deviations from 2008 through 2010. In 2007, the Company began investigating the pushing and combustion stack claims and working with the EPA to attempt to resolve them through the negotiation of a Consent Decree that assumed the coke plant would continue to operate. On June 21, 2011, however, the Company permanently ceased production at the Ashland coke plant. The Company will continue to negotiate a Consent Decree with the EPA in an attempt to resolve all of these NOVs, but as a consequence of the shutdown, the nature of the negotiations with the EPA has changed. The Company anticipates that the focus now will be on the civil penalty associated with the alleged violations. AK Steel believes it will reach a settlement in this matter, but it cannot be certain that a settlement will be reached and cannot reliably estimate at this time how long it will take to reach a settlement or what all of its terms might be. AK Steel will vigorously contest any claims which cannot be resolved through a settlement.

On August 3, 2011, on September 29, 2011, and on June 28, 2012, the EPA issued NOVs with respect to the coke plant at AK Steel’s Middletown Works alleging violations of pushing and combustion stack limits. The Company is investigating these claims and is working with the EPA to attempt to resolve them. AK Steel believes it will reach a settlement in this matter, but it cannot be certain that a settlement will be reached and cannot reliably estimate at this time how long it will take to reach a settlement or what all of its terms might be. AK Steel will vigorously contest any claims which cannot be resolved through a settlement. Until it has reached a settlement with the EPA or the claims that are the subject of the NOVs are otherwise resolved, AK Steel cannot reliably estimate the costs, if any, associated with any potentially required operational changes at the batteries or the timeframe over which any potential costs would be incurred.

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

As previously reported, on June 29, 2000, the United States filed a complaint on behalf of the EPA against AK Steel in the U.S. District Court for the Southern District of Ohio (the “Court”), Case No. C-1-00530, for alleged violations of the Clean Air Act, the Clean Water Act and RCRA at the Middletown Works. Subsequently, the State of Ohio, the Sierra Club and the National Resources Defense Council intervened. On May 15, 2006, a Consent Decree in Partial Resolution of Pending Claims (the “Consent Decree”) was entered by the Court. Under the Consent Decree, the Company paid a civil penalty and performed a supplemental environmental project to remove ozone-depleting refrigerants from certain equipment. The Company further agreed to undertake a comprehensive RCRA facility investigation at its Middletown Works and, as appropriate, complete a corrective measures study. In accordance with the Consent Decree, the Company also is in the process of implementing certain RCRA corrective action interim measures to address polychlorinated biphenyls (“PCBs”) in sediments and soils relating to Dicks Creek and certain other specified surface waters, adjacent floodplain areas, and other previously identified geographic areas. The Company has completed the remedial activity at Dicks Creek that was planned for 2010, but additional work remains to be performed. The Company was required to obtain new or modified permits for the work to be performed in 2011, including a modification of the existing pre-construction notification from the United States Army Corps of Engineers (“ACE”) under Nationwide Permit (“NWP”) 38 for the remedial work to be performed in the floodplain at Dicks Creek. The Company timely submitted the NWP 38 application on March 7, 2011. ACE, however, did not issue the required permit to begin the planned floodplain work in 2011. On May 8, 2012, ACE issued the NWP 38 and the phase originally planned for 2011 subsequently was initiated by the Company. Additional work will need to be performed after this 2012 phase. The design plan for that additional work, currently planned for 2013, has been unconditionally approved. The Company currently has accrued $17.2 for the cost of known remedial work required under the Consent Decree, which includes the floodplain work planned for 2012 and 2013.

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

As previously reported, in September and October 2008, several companies filed purported class actions in the United States District Court for the Northern District of Illinois, against nine steel manufacturers, including AK Holding. The case numbers for these actions are 08CV5214, 08CV5371, 08CV5468, 08CV5633, 08CV5700, 08CV5942 and 08CV6197. An additional action, case number 10CV04236, was filed in the same federal district court on July 8, 2010. On December 28, 2010 another action, case number 32,321, was filed in state court in the Circuit Court for Cocke County, Tennessee. The defendants removed the Tennessee case to federal court and filed a motion to transfer the case to the Northern District of Illinois. The plaintiffs filed a motion to remand the case back to state court. On March 26, 2012, the United States District Court for the Eastern District of Tennessee denied the plaintiffs’ motion to remand and on March 28, 2012, granted the defendants’ motion to transfer venue of the Tennessee case to the Northern District of Illinois. The plaintiffs in that case filed a petition to file an interlocutory appeal of the district court's decision with the Sixth Circuit Court of Appeals. The defendants have opposed that petition and the parties are awaiting the court's decision on whether to grant that petition. The plaintiffs in the various pending actions are companies which claim to have purchased steel products, directly or indirectly, from one or more of the defendants and they purport to file the actions on behalf of all persons and entities who purchased steel products for delivery or pickup in the United States from any of the named defendants at any time from at least as early as January 2005 to the present. The complaints allege that the defendant steel producers have conspired to restrict output and to fix, raise, stabilize and maintain artificially high prices with respect to steel products in the United States. On January 2, 2009, the defendants filed motions to dismiss all of the claims set forth in the Complaints. On June 12, 2009, the court issued an Order denying the defendants’ motions to dismiss. Discovery has commenced. On May 24, 2012, the direct purchaser plaintiffs filed a motion for class certification. A briefing schedule on the motion for class certification has not yet been set. In addition, no trial date has been set. AK Holding intends to contest this matter vigorously.

As previously reported, on January 28, 2009, the City of Monroe, Ohio (“Monroe”) filed an action in the United States District Court for the Southern District of Ohio against Middletown Coke Company, LLC and SunCoke Energy, Inc., Case No. 1-09-CV-63. The complaint purported to be filed pursuant to Section 304(a)(3) of the Clean Air Act (“CAA”), 42 U.S.C. § 7604(a)(3), and sought injunctive relief, civil penalties, attorney fees, and other relief to prevent the construction of a new cokemaking facility on property adjacent to the Company’s Middletown Works. The coke produced by the facility would be used by the Middletown Works. The Complaint alleged that the new facility will be a stationary source of air pollution without a permit issued under the New Source Review program of the CAA, including its Prevention of Significant Deterioration and Nonattainment New Source Review requirements. On February 27, 2009, the defendants filed a motion to dismiss, or in the alternative to stay, the action pending final resolution of appeals (the “First ERAC Appeal”) to the Ohio Environmental Review Appeals Commission (“ERAC”) by Monroe and others of a Permit to Install the cokemaking facility issued by the Ohio Environmental Protection Agency (“OEPA”), Case Nos. 096256, 096265 and 096268-096285, consolidated. In March 2009, AK Steel became a party to both the pending federal action and the First ERAC Appeal for the purpose of supporting the issuance of the Permit to Install and opposing the efforts by Monroe and others to prevent construction of the facility. On August 20, 2009, the Court in the federal action granted defendants’ motion to dismiss. On September 16, 2009, Monroe filed a Notice of Appeal to the United States Court of Appeals for the Sixth Circuit from the order dismissing the federal action. On April 20, 2010, the Sixth Circuit dismissed the appeal as moot, vacated the District Court’s order, and remanded the case to the District

Court for further proceedings, including dismissal of the litigation as moot. On February 9, 2010, the OEPA issued a final air Permit to Install for the new facility under the New Source Review program of the CAA, including its Prevention of Significant Deterioration and Nonattainment New Source Review requirements (the “NSR Permit”). In February and March 2010, Monroe and other interested parties filed Notices of Appeal to the ERAC of the Permit to Install issued under the New Source Review program (the “Second ERAC Appeal”), Case Nos. 096432-096438. AK Steel intervened in the Second ERAC Appeal. On July 8, 2010, Monroe filed a motion for partial summary judgment in the Second ERAC Appeal. AK Steel filed a response opposing the motion for partial summary judgment on August 26, 2010. On August 12, 2010, Monroe filed a motion for a stay of the NSR Permit. Defendants’ response to that motion was filed on October 22, 2010. On November 17, 2010, ERAC issued a ruling denying both Monroe’s motion for partial summary judgment and its motion for a stay. On June 30, 2010, the First ERAC Appeal was dismissed as moot. On July 9, 2010, Monroe filed a motion for expedited clarification in the First ERAC Appeal asking the ERAC to specify that the initial Permit to Install issued by OEPA would not be reinstated if the NSR Permit is vacated. On July 28, 2010, ERAC denied Monroe’s motion for expedited clarification. On July 29 and 30, 2010, Monroe and other interested parties filed Notices of Appeal in the State of Ohio Tenth District Court of Appeals, Case Nos. 10-AP-000721-24 (“Tenth District Appeal”) from the ERAC decision denying Monroe’s motion for expedited clarification. On April 7, 2011, the Court of Appeals issued a decision in which it dismissed the Tenth District Appeal. The parties to the Second ERAC Appeal have executed a settlement agreement in principle, however, which resolves all claims between and among the parties and filed it with the ERAC. The terms of that agreement will not have a material impact on the Company or the production of coke for Middletown Works at the new cokemaking facility. On July 3, 2012, ERAC issued a Final Order dismissing the Second ERAC Appeal with prejudice. All pending actions other than the Second ERAC Appeal described in this paragraph already have been dismissed. Thus, all of the matters described in this paragraph have been resolved.

As previously reported, on June 1, 2009, the Chinese Ministry of Commerce (“MOFCOM”) initiated antidumping and countervailing duty investigations of imports of grain-oriented electrical steel (“GOES”) from Russia and the United States. China initiated the investigations based on a petition filed by two Chinese steelmakers. These two steelmakers allege that AK Steel and Allegheny Technologies Inc. of the United States and Novolipetsk Steel of Russia exported GOES to China at less than fair value, and that the production of GOES in the United States has been subsidized by the government. On December 9, 2009, MOFCOM issued its preliminary determination that GOES producers in the United States and Russia had been dumping in the China market and that GOES producers in the United States had received subsidies from the United States government. The Chinese authorities imposed provisional additional duties on future imports of GOES from Russia and/or the United States to China. The duties do not apply to past imports. On or about April 10, 2010, MOFCOM issued a final determination of dumping and subsidizing against GOES producers in the United States and Russia. On September 16, 2010, the United States Trade Representative (the “USTR”) filed a complaint with the World Trade Organization (the “WTO”) against China for violating the WTO’s rules in imposing antidumping and countervailing duties against imports of GOES from the United States. On February 11, 2011, the USTR announced that the United States has requested the WTO to establish a dispute settlement panel in this case. On March 25, 2011, the WTO referred the United States complaint against China to its court system. On May 10, 2011, the WTO composed the panel (the "Panel") to decide this case. After conducting several rounds of hearings, on June 15, 2012, the Panel issued its final decision in the case. In its decision, the Panel concluded that China had no legal basis to impose antidumping and countervailing duties on imports of grain-oriented electrical steel from the United States. On July 20, 2012, China filed an appeal of the Panel's decision to the WTO Appellate Body. The tariffs will remain in effect during the pendency of the appeal. AK Steel intends to fully support the USTR in this matter.

As previously reported, on August 26, 2009, Consolidation Coal Company (“Consolidation”) filed an action against AK Steel and Neville Coke LLC (“Neville”) in the Court of Common Pleas of Allegheny County, Pennsylvania, Case No. GD-09-14830. The complaint alleges that Consolidation and Neville entered into a contract whereby Consolidation would supply metallurgical coal for use by Neville in its coke making operations. Consolidation asserts that Neville breached the alleged contract when it refused to purchase coal from Consolidation. The complaint also alleges that AK Steel tortiously interfered with the purported contractual and business relationship between Consolidation and Neville. Consolidation seeks monetary damages from AK Steel in an amount in excess of $30.0 and monetary damages from Neville in an amount in excess of $20.0. AK Steel tentatively has agreed to indemnify and defend Neville in this action pursuant to the terms of a contractual agreement between AK Steel and Neville. AK Steel is still investigating the facts underlying this matter, however, and has reserved its right to change its position should facts establish that it does not have an obligation to indemnify or defend Neville. On October 20, 2009, AK Steel filed preliminary objections to plaintiff’s complaint on behalf of itself and Neville, seeking to dismiss the action. In response to the preliminary objections, plaintiff filed an amended complaint on November 12, 2009, adding an additional count under the theory of promissory estoppel. On December 2, 2009, AK Steel and Neville filed preliminary objections to plaintiff’s amended complaint, again seeking to dismiss the action. The court overruled the preliminary objections, and on March 18, 2010, AK Steel and Neville filed their answers to the complaint. Discovery has commenced, but no trial date has yet been set. On February 28, 2012, AK Steel and Neville filed separate motions for summary judgment and the plaintiffs filed oppositions to both motions. On June 11, 2012, the court denied both motions for summary judgment. No trial date has been set. AK Steel intends to contest this matter vigorously.

As previously reported, on December 31, 2009, Heritage Coal Company LLC, Patriot Coal Corporation, and Pine Ridge Coal Company (collectively, “Heritage Coal”) filed a third-party complaint against AK Steel in the Circuit Court of Boone County, West Virginia, naming AK Steel as a third-party defendant in 108 separate personal injury actions. Those actions were consolidated for discovery and pretrial proceedings under Civil Action No. 09-C-212. The various plaintiffs in the underlying actions sought damages allegedly caused by groundwater contamination arising out of certain coal mining operations in West Virginia. In its third-party complaint, Heritage Coal seeks a determination of its potential rights of contribution against AK Steel pursuant to a January 20, 1984 Asset Purchase Agreement between Heritage Coal’s predecessor-in-interest, Peabody Coal Company, as buyer, and AK Steel’s predecessor-in-interest, Armco Inc., as seller, for the sale of certain coal real estate and leasehold interests located in West Virginia, which Heritage alleges included property now the subject of the underlying civil actions. On March 28, 2010, AK Steel entered into a tentative settlement agreement with the plaintiffs and Heritage Coal. The payments made by AK Steel pursuant to this settlement will not be material to the Company’s future financial results. The parties are in the process of documenting and obtaining formal court approval of the settlement, which is expected to be completed in the near future. The settlement will resolve all of the claims raised by Heritage Coal in the third-party complaint and will also release AK Steel from any claims by the plaintiffs in the underlying actions.

On April 7, 2011, Ruth Abrams filed a shareholder derivative action against AK Holding, each of the current members of its Board of Directors, and the five officers identified in the AK Holding 2010 Proxy Statement (the “2010 Proxy”) as Named Executive Officers. The action was filed in the United States District Court for the District of Delaware, Case No. 1:11-cv-00297-LPS. The complaint alleges that the director defendants and executive defendants breached fiduciary duties of loyalty and care, that the director defendants committed waste, and that the executive defendants were unjustly enriched. More specifically, it alleges that the 2010 Proxy contained false or misleading statements concerning compliance by AK Holding with Section 162(m) of the Internal Revenue Code and the tax deductibility of certain executive compensation paid to the Named Executive Officers. The Complaint seeks an injunction requiring correction of the allegedly false statements and preventing future awards under certain benefit plans to the five Named Executive Officers. It also seeks an equitable accounting, disgorgement in favor of AK Holding for certain alleged losses, and an award of attorneys’ fees and expenses. The defendants filed motions to dismiss the Complaint on July 1, 2011. However, prior to completion of the briefing on defendants’ motions, Abrams filed an Amended Complaint on September 2, 2011 adding a derivative claim under Section 14(a) of the Securities Exchange Act and adding and deleting certain allegations as to why plaintiff contends certain executive compensation plans did not comply with Section 162(m) of the Internal Revenue Code and the relevant Treasury Regulations. On November 11, 2011, the defendants filed motions to dismiss the Amended Complaint. Briefing on those motions is completed. A hearing on those motions was held on June 1, 2012 and the parties are awaiting the court's decision. The defendants intend to contest this matter vigorously. Discovery has not commenced and no trial date has been set.

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

NOTE 7 - Share-based Compensation

AK Holding’s Stock Incentive Plan permits the granting of nonqualified stock option, restricted stock, performance share and restricted stock unit awards to Directors, officers and other employees of the Company. The following table summarizes information about share-based compensation expense, which the Company has estimated will be $14.5 for 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
Share-based Compensation Expense	2012	2011	2012	2011
Stock options	$0.2	$0.5	$2.1	$1.5
Restricted stock	0.6	1.5	4.1	3.9
Restricted stock units issued to Directors	0.2	0.2	0.4	0.4
Performance shares	1.6	1.5	3.1	3.1
Total share-based compensation expense	$2.6	$3.7	$9.7	$8.9

The Company granted stock options on 494,300 shares during the six months ended June 30, 2012, at a weighted-average fair value of $4.32 per share of stock option. There have been no options exercised in 2012.

The Company granted restricted stock awards of 526,060 shares during the six months ended June 30, 2012, at a weighted-average fair value of $8.80 per share. The total fair value of restricted stock awards that vested (i.e., restrictions lapsed) during the six months ended June 30, 2012, was $6.8.

The Company granted performance share awards of 575,900 shares during the six months ended June 30, 2012, at a weighted-average fair value of $9.91 per share.

NOTE 8 - Earnings per Share

Earnings per share are calculated using the “two-class” method. Under the “two-class” method, undistributed earnings are allocated to both common shares and participating securities. The sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders is divided by the weighted-average number of common shares outstanding during the period. The restricted stock granted by AK Holding is entitled to dividends and meets the criteria of a participating security.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss) attributable to AK Steel Holding Corporation	$(724.2)	$33.1	$(736.0)	$41.8
Less: distributed earnings to common stockholders and holders of certain stock compensation awards	5.5	5.5	11.0	11.0
Undistributed earnings (loss)	$(729.7)	$27.6	$(747.0)	$30.8

Common stockholders earnings—basic and diluted:
Distributed earnings to common stockholders	$5.5	$5.5	$11.0	$11.0
Undistributed earnings (loss) to common stockholders	(727.2)	27.5	(744.2)	30.7
Common stockholders earnings (loss)—basic and diluted	$(721.7)	$33.0	$(733.2)	$41.7

Common shares outstanding (weighted-average shares in millions):
Common shares outstanding for basic earnings per share	110.2	109.8	110.1	109.8
Effect of dilutive stock-based compensation	—	0.4	—	0.4
Common shares outstanding for diluted earnings per share	110.2	110.2	110.1	110.2

Basic and diluted earnings per share:
Distributed earnings	$0.05	$0.05	$0.10	$0.10
Undistributed earnings (loss)	(6.60)	0.25	(6.76)	0.28
Basic and diluted earnings (loss) per share	$(6.55)	$0.30	$(6.66)	$0.38

Potentially issuable common shares (in millions) excluded from earnings per share calculation due to anti-dilutive effect	2.0	0.6	2.0	0.6

NOTE 9 - Variable Interest Entities

SunCoke Middletown

The Company is a party to supply contracts with Middletown Coke Company, LLC (“SunCoke Middletown”), an affiliate of SunCoke Energy, Inc. (“SunCoke”), to provide the Company with about 550,000 tons of metallurgical-grade lump coke and approximately 45 megawatts of electrical power annually. Under those agreements, the Company will purchase all of the coke and electrical power generated from a new plant, which began operations in the fourth quarter of 2011, through at least 2031. Even though the Company has no ownership interest in SunCoke Middletown, because the Company has committed to purchase all of the expected production from the facility, SunCoke Middletown is deemed to be a variable interest entity and the Company has been determined to be the primary beneficiary. Thus, the financial results of SunCoke Middletown are required to be consolidated with the results of the Company. Included in the Company’s Condensed Consolidated Statements of Operations were operating profit (loss) and income (loss) before taxes related to SunCoke Middletown of $10.6 and $(1.2) for the three months ended June 30, 2012 and 2011, respectively, and $18.5 and $(1.5) for the six months ended June 30, 2012 and 2011, respectively.

Magnetation LLC

In October 2011, AK Steel entered into its Magnetation LLC joint venture (“Magnetation”) with Magnetation, Inc. (“the JV Partner”) whereby AK Steel acquired a 49.9% interest in Magnetation. Magnetation utilizes advanced magnetic separation technology to recover iron ore from existing stockpiles of previously-mined material. The Company has determined that Magnetation is a variable interest entity and that the JV Partner is the primary beneficiary. For purposes of determining the primary beneficiary of the variable interest entity, the Company concluded that the JV Partner has the power to direct the activities that most significantly affect Magnetation’s economic performance. These activities are primarily related to the operating contracts between Magnetation and the JV Partner, including acquisition of iron-ore resources, management administrative services (including management supervision, accounting, human resources, tax and information technology services), sales and marketing activities, licensing of significant technology to Magnetation and construction services. Further, the JV Partner would receive a majority of the expected returns and absorb a majority of the expected losses of Magnetation. Thus, because AK Steel is not the primary beneficiary of Magnetation, the Company accounts for its investment under the equity method of accounting.

Under the terms of the agreements governing the joint venture, once Magnetation achieves certain benchmarks with respect to production output and per ton cost of concentrate, AK Steel will be obligated to make a $47.5 capital contribution to Magnetation. Magnetation is expected to achieve these Phase I benchmarks in the fourth quarter of 2012. However, in July 2012 AK Steel elected to accelerate a portion of this $47.5 contribution and contributed $10.0 to Magnetation. These funds, which reduce AK Steel’s remaining Phase I contribution to $37.5, were used by Magnetation almost entirely to make downpayments on long lead-time items for Magnetation’s iron ore pelletizing plant to be constructed in Phase II of the joint venture. The Company believes Magnetation has the opportunity to achieve an accelerated schedule for completing the pellet plant and realizing the financial benefits sooner than previously anticipated, and securing orders for the necessary long lead-time items was the first critical step toward that goal.

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

•
Level 2 inputs are inputs, other than quoted prices, that are directly or indirectly observable for the asset or liability. Level 2 inputs include model-generated values that rely on inputs either directly observed or readily-derived from available market data sources, such as Bloomberg or other news and data vendors. Level 2 prices include quoted prices for similar assets or liabilities in active markets, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates and yield curves observable at commonly quoted intervals or current market) and contractual prices for the underlying financial instrument, as well as other relevant economic factors. Fair values of the Company’s natural gas, electric, and nickel derivative contracts and foreign currency forward contracts are generated using forward prices that are derived from observable futures prices relating to the respective commodity or currency from sources such as the New York Mercantile Exchange (NYMEX) or the London Metal Exchange (LME). In cases where the derivative is an option contract (including caps, floors and collars), the Company’s valuations reflect adjustments made to valuations generated by the derivatives’ counterparty. After validating that the counterparty’s assumptions relating to implied volatilities are in line with an independent source for these implied volatilities, the Company discounts these model-generated future values with discount factors designed to reflect the credit quality of the party obligated to pay under the derivative contract. While differing discount rates applied to different contracts as a function of differing maturities and different counterparties, as of June 30, 2012, a spread over benchmark interest rates of 3.5% or less was used for contracts valued as liabilities, while the spread over benchmark rates of less than 1.5% was used for derivatives valued as assets.

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

The following fair value table presents information about the fair value of the Company’s assets and liabilities measured on a recurring basis as of the dates indicated:

	June 30, 2012			December 31, 2011
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets measured at fair value
Other non-current assets—
Available for sale investments—marketable securities	$30.0	$—	$30.0	$29.6	$—	$29.6
Other current assets:
Foreign exchange contracts	—	0.2	0.2	—	1.0	1.0
Commodity hedge contracts	—	0.2	0.2	—	—	—
Assets measured at fair value	$30.0	$0.4	$30.4	$29.6	$1.0	$30.6

Liabilities measured at fair value
Accrued liabilities—commodity hedge contracts	$—	$(14.6)	$(14.6)	$—	$(21.6)	$(21.6)
Liabilities measured at fair value	$—	$(14.6)	$(14.6)	$—	$(21.6)	$(21.6)

Liabilities measured at other than fair value
Borrowings under credit facility:
Fair value	$—	$(325.0)	$(325.0)	$—	$(250.0)	$(250.0)
Carrying amount	—	(325.0)	(325.0)	—	(250.0)	(250.0)
Long-term debt, including current maturities:
Fair value	—	(823.0)	(823.0)	—	(637.8)	(637.8)
Carrying amount	—	(950.4)	(950.4)	—	(650.7)	(650.7)

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

The Company had the following outstanding commodity price swaps and options and forward foreign exchange contracts as of June 30, 2012 and December 31, 2011:

Commodity	June 30, 2012	December 31, 2011
Nickel (in lbs)	706,100	545,500
Natural gas (in MMBTUs)	15,800,000	28,700,000
Zinc (in lbs)	15,000,000	21,000,000
Electricity (in MWHs)	227,200	—
Iron ore (in metric tons)	585,000	294,000
Foreign exchange contracts (in euros)	€20,725,000	€13,050,000

The following table presents the fair value of derivative instruments in the Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011:

Asset (liability)	June 30, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Other current assets—commodity contracts	$0.2	$—
Accrued liabilities—commodity contracts	(12.2)	(19.4)

Derivatives not designated as hedging instruments:
Other current assets—foreign exchange contracts	0.2	1.0
Accrued liabilities—commodity contracts	(2.4)	(2.2)

The following table presents gains (losses) on derivative instruments included in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
Gain (loss)	2012	2011	2012	2011
Derivatives in cash flow hedging relationships—
Commodity contracts:
Reclassified from accumulated other comprehensive income (loss) into cost of products sold (effective portion)	$(12.8)	$1.1	$(20.6)	$(5.3)
Recognized in cost of products sold (ineffective portion and amount excluded from effectiveness testing)	(2.9)	(1.9)	—	(2.4)

Derivatives not designated as hedging instruments:
Foreign exchange contracts—recognized in other income (expense)	0.5	0.9	(0.7)	0.1
Commodity contracts—recognized in cost of products sold	(0.5)	(0.2)	(0.9)	0.1

The following table lists the duration of the derivatives and the amount of gains (losses) expected to be reclassified into cost of products sold within the next twelve months for the Company’s existing commodity contracts that qualify for hedge accounting:

Commodity Hedge	Settlement Dates	Gains (losses)
Natural gas	July 2012 to December 2012	$(8.9)
Zinc	July 2012 to December 2012	—
Electricity	July 2012 to December 2012	0.2
Iron ore	July 2012 to December 2012	(1.8)

NOTE 12 - Supplemental Cash Flow Information

The following table presents the net cash paid (received) during the period for interest, net of capitalized interest, and income taxes:

	Six Months Ended June 30,
	2012	2011
Net cash paid (received) during the period for:
Interest, net of capitalized interest	$27.8	$18.4
Income taxes	0.1	(1.5)

The Company had non-cash capital investments during the six months ended June 30, 2012 and 2011, that had not been paid as of the end of the respective period. These amounts are included in accounts payable and accrued liabilities and have been excluded from the Condensed Consolidated Statements of Cash Flows. The Company also granted restricted stock to certain employees and restricted stock units to directors under the SIP. The amounts of non-cash investing and financing activities for the six months ended June 30, 2012 and 2011, were as follows:

	Six Months Ended June 30,
	2012	2011
Capital investments	$8.6	$18.8
Capital investments—SunCoke Middletown	0.2	14.2
Issuance of restricted stock and restricted stock units	5.0	5.4

NOTE 13 - Union Contracts

In July 2012, members of the United Auto Workers, Local 3303, ratified a new labor agreement covering approximately 1,250 employees at the Company's Butler Works. The new agreement expires October 1, 2016. The existing contract had been scheduled to expire September 30, 2012. The Company does not have any other labor contracts which expire in 2012.

NOTE 14 - Equity Investees

The Company has investments in several businesses accounted for using the equity method of accounting. These investees are Combined Metals of Chicago, LLC, Magnetation LLC and Rockport Roll Shop LLC.  Summarized operating data for all investees is presented as follows:

	Six Months Ended June 30,
	2012	2011
Revenue	$138.2	$112.5
Gross profit	18.0	22.1
Net income	9.1	14.3

NOTE 15 - Supplemental Guarantor Information

AK Steel has outstanding $550.0 aggregate principal amount of 2020 Notes and $300.0 aggregate principal amount of 2022 Notes (collectively, the “Senior Notes”). The Senior Notes are governed by indentures entered into by AK Holding and its wholly-owned subsidiary, AK Steel. Under the terms of the indentures, AK Holding fully and unconditionally, jointly and severally, guarantees the payment of interest, principal and premium, if any, on the Senior Notes. AK Holding is the sole guarantor of the Senior Notes. The 2022 Notes were issued under a supplemental indenture, which includes covenants and restrictions substantially similar to the existing indentures governing the 2020 Notes and are equal in right of payment to the 2020 Notes.

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

Condensed Statements of Operations
Three Months Ended June 30, 2012

	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
Net sales	$—	$1,476.6	$243.6	$(181.8)	$1,538.4
Cost of products sold (exclusive of items shown below)	—	1,366.3	199.3	(173.2)	1,392.4
Selling and administrative expenses (exclusive of items shown below)	1.3	51.9	9.1	(11.5)	50.8
Depreciation	—	43.7	4.7	—	48.4
Pension and OPEB expense (income)	—	(9.9)	—	—	(9.9)
Total operating costs	1.3	1,452.0	213.1	(184.7)	1,481.7
Operating profit (loss)	(1.3)	24.6	30.5	2.9	56.7
Interest expense	—	21.6	0.2	—	21.8
Other income (expense)	—	(2.7)	(2.0)	—	(4.7)
Income (loss) before income taxes	(1.3)	0.3	28.3	2.9	30.2
Income tax provision (benefit)	0.6	739.7	6.3	1.2	747.8
Equity in net income (loss) of subsidiaries	(722.3)	17.1	—	705.2	—
Net income (loss)	(724.2)	(722.3)	22.0	706.9	(717.6)
Less: net income (loss) attributable to noncontrolling interests	—	—	6.6	—	6.6
Net income (loss) attributable to AK Steel Holding Corporation	$(724.2)	$(722.3)	$15.4	$706.9	$(724.2)
Comprehensive income (loss)	$(728.8)	$(726.9)	$20.8	$712.7	$(722.2)

Condensed Statements of Operations
Three Months Ended June 30, 2011

	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
Net sales	$—	$1,710.7	$210.7	$(129.5)	$1,791.9
Cost of products sold (exclusive of items shown below)	—	1,574.3	177.9	(118.7)	1,633.5
Selling and administrative expenses (exclusive of items shown below)	1.2	56.9	8.0	(13.3)	52.8
Depreciation	—	45.0	1.5	—	46.5
Pension and OPEB expense (income)	—	(9.4)	—	—	(9.4)
Total operating costs	1.2	1,666.8	187.4	(132.0)	1,723.4
Operating profit (loss)	(1.2)	43.9	23.3	2.5	68.5
Interest expense	—	11.6	—	—	11.6
Other income (expense)	—	(1.3)	2.4	(1.1)	—
Income (loss) before income taxes	(1.2)	31.0	25.7	1.4	56.9
Income tax provision (benefit)	(0.4)	14.9	9.5	0.5	24.5
Equity in net income (loss) of subsidiaries	33.9	17.8	—	(51.7)	—
Net income (loss)	33.1	33.9	16.2	(50.8)	32.4
Less: net income (loss) attributable to noncontrolling interests	—	—	(0.7)	—	(0.7)
Net income (loss) attributable to AK Steel Holding Corporation	$33.1	$33.9	$16.9	$(50.8)	$33.1
Comprehensive income (loss)	$23.8	$24.6	$16.5	$(41.8)	$23.1

Condensed Statements of Operations
Six Months Ended June 30, 2012

	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
Net sales	$—	$2,909.8	$480.6	$(343.3)	$3,047.1
Cost of products sold (exclusive of items shown below)	—	2,729.8	395.7	(324.1)	2,801.4
Selling and administrative expenses (exclusive of items shown below)	2.7	109.2	17.4	(22.7)	106.6
Depreciation	—	87.3	9.4	—	96.7
Pension and OPEB expense (income)	—	(18.4)	—	—	(18.4)
Total operating costs	2.7	2,907.9	422.5	(346.8)	2,986.3
Operating profit (loss)	(2.7)	1.9	58.1	3.5	60.8
Interest expense	—	37.6	0.4	—	38.0
Other income (expense)	—	(5.3)	1.5	—	(3.8)
Income (loss) before income taxes	(2.7)	(41.0)	59.2	3.5	19.0
Income tax provision (benefit)	—	719.1	23.0	1.4	743.5
Equity in net income (loss) of subsidiaries	(733.3)	26.8	—	706.5	—
Net income (loss)	(736.0)	(733.3)	36.2	708.6	(724.5)
Less: net income (loss) attributable to noncontrolling interests	—	—	11.5	—	11.5
Net income (loss) attributable to AK Steel Holding Corporation	$(736.0)	$(733.3)	$24.7	$708.6	$(736.0)
Comprehensive income (loss)	$(752.7)	$(750.0)	$35.8	$725.7	$(741.2)

Condensed Statements of Operations
Six Months Ended June 30, 2011

	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
Net sales	$—	$3,226.9	$376.0	$(229.9)	$3,373.0
Cost of products sold (exclusive of items shown below)	—	2,997.9	314.6	(209.9)	3,102.6
Selling and administrative expenses (exclusive of items shown below)	2.6	114.2	15.4	(25.2)	107.0
Depreciation	—	90.1	3.1	—	93.2
Pension and OPEB expense (income)	—	(17.8)	—	—	(17.8)
Total operating costs	2.6	3,184.4	333.1	(235.1)	3,285.0
Operating profit (loss)	(2.6)	42.5	42.9	5.2	88.0
Interest expense	—	20.2	—	—	20.2
Other income (expense)	—	(3.4)	7.8	(1.0)	3.4
Income (loss) before income taxes	(2.6)	18.9	50.7	4.2	71.2
Income tax provision (benefit)	(0.9)	10.4	19.3	1.5	30.3
Equity in net income (loss) of subsidiaries	43.5	35.0	—	(78.5)	—
Net income (loss)	41.8	43.5	31.4	(75.8)	40.9
Less: net income (loss) attributable to noncontrolling interests	—	—	(0.9)	—	(0.9)
Net income (loss) attributable to AK Steel Holding Corporation	$41.8	$43.5	$32.3	$(75.8)	$41.8
Comprehensive income (loss)	$8.6	$10.3	$32.9	$(44.1)	$7.7

Condensed Balance Sheets
June 30, 2012

	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$19.5	$17.9	$—	$37.4
Accounts receivable, net	—	561.4	73.9	(87.2)	548.1
Inventory, net	—	614.6	118.8	(10.1)	723.3
Deferred tax assets, current	—	44.0	0.2	—	44.2
Other current assets	0.2	27.1	3.9	—	31.2
Total current assets	0.2	1,266.6	214.7	(97.3)	1,384.2
Property, plant and equipment	—	5,391.0	572.3	—	5,963.3
Accumulated depreciation	—	(3,814.2)	(79.4)	—	(3,893.6)
Property, plant and equipment, net	—	1,576.8	492.9	—	2,069.7
Other non-current assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	55.6
Investment in Magnetation LLC	—	—	100.9	—	100.9
Investment in affiliates	(2,387.8)	2,387.8	1,230.5	(1,230.5)	—
Inter-company accounts	2,019.8	(4,049.3)	(383.9)	2,413.4	—
Goodwill	—	—	37.1	—	37.1
Deferred tax assets, non-current	—	153.3	0.2	—	153.5
Other non-current assets	—	68.5	31.5	—	100.0
TOTAL ASSETS	$(367.8)	$1,403.7	$1,779.5	$1,085.6	$3,901.0
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Borrowings under credit facility	$—	$325.0	$—	$—	$325.0
Accounts payable	—	580.9	51.6	(0.7)	631.8
Accrued liabilities	—	159.1	11.0	—	170.1
Current portion of long-term debt	—	0.7	—	—	0.7
Current portion of pension and other postretirement benefit obligations	—	126.6	0.4	—	127.0
Total current liabilities	—	1,192.3	63.0	(0.7)	1,254.6
Non-current liabilities:
Long-term debt	—	949.7	—	—	949.7
Pension and other postretirement benefit obligations	—	1,545.5	3.9	—	1,549.4
Other non-current liabilities	—	104.0	403.9	—	507.9
Total non-current liabilities	—	2,599.2	407.8	—	3,007.0
TOTAL LIABILITIES	—	3,791.5	470.8	(0.7)	4,261.6
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(367.8)	(2,387.8)	1,301.5	1,086.3	(367.8)
Noncontrolling interests	—	—	7.2	—	7.2
TOTAL EQUITY (DEFICIT)	(367.8)	(2,387.8)	1,308.7	1,086.3	(360.6)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$(367.8)	$1,403.7	$1,779.5	$1,085.6	$3,901.0

Condensed Balance Sheets
December 31, 2011

	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$19.9	$22.1	$—	$42.0
Accounts receivable, net	—	587.5	69.8	(93.1)	564.2
Inventory, net	—	304.6	122.1	(8.0)	418.7
Deferred tax assets, current	—	216.3	0.2	—	216.5
Other current assets	0.2	31.9	0.9	—	33.0
Total current assets	0.2	1,160.2	215.1	(101.1)	1,274.4
Property, plant and equipment	—	5,377.2	590.0	—	5,967.2
Accumulated depreciation	—	(3,726.9)	(70.1)	—	(3,797.0)
Property, plant and equipment, net	—	1,650.3	519.9	—	2,170.2
Other non-current assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	55.6
Investment in Magnetation LLC	—	—	101.2	—	101.2
Investment in affiliates	(1,589.1)	1,589.1	1,204.3	(1,204.3)	—
Inter-company accounts	1,977.4	(3,207.3)	(401.7)	1,631.6	—
Goodwill	—	—	37.1	—	37.1
Deferred tax assets, non-current	—	716.3	0.2	—	716.5
Other non-current assets	—	64.4	30.5	—	94.9
TOTAL ASSETS	$388.5	$1,973.0	$1,762.2	$326.2	$4,449.9
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Borrowings under credit facility	$—	$250.0	$—	$—	$250.0
Accounts payable	—	525.4	59.4	(1.2)	583.6
Accrued liabilities	—	162.3	10.5	—	172.8
Current portion of long-term debt	—	0.7	—	—	0.7
Current portion of pension and other postretirement benefit obligations	—	129.6	0.4	—	130.0
Total current liabilities	—	1,068.0	70.3	(1.2)	1,137.1
Non-current liabilities:
Long-term debt	—	650.0	—	—	650.0
Pension and other postretirement benefit obligations	—	1,740.7	4.1	—	1,744.8
Other non-current liabilities	—	103.4	437.4	—	540.8
Total non-current liabilities	—	2,494.1	441.5	—	2,935.6
TOTAL LIABILITIES	—	3,562.1	511.8	(1.2)	4,072.7
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	388.5	(1,589.1)	1,261.7	327.4	388.5
Noncontrolling interests	—	—	(11.3)	—	(11.3)
TOTAL EQUITY (DEFICIT)	388.5	(1,589.1)	1,250.4	327.4	377.2
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$388.5	$1,973.0	$1,762.2	$326.2	$4,449.9

Condensed Statements of Cash Flows
Six Months Ended June 30, 2012

	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
Net cash flows from operating activities	$(2.2)	$(362.4)	$55.7	$(1.2)	$(310.1)
Cash flows from investing activities:
Capital investments	—	(16.4)	(19.1)	—	(35.5)
Other investing items, net	—	0.8	(0.1)	—	0.7
Net cash flows from investing activities	—	(15.6)	(19.2)	—	(34.8)
Cash flows from financing activities:
Net borrowings under credit facility	—	75.0	—	—	75.0
Proceeds from issuance of long-term debt	—	373.3	—	—	373.3
Redemption of long-term debt	—	(73.7)	—	—	(73.7)
Debt issuance costs	—	(8.4)	—	—	(8.4)
Purchase of treasury stock	(1.7)	—	—	—	(1.7)
Common stock dividends paid	(11.0)	—	—	—	(11.0)
Inter-company activity	14.9	11.4	(27.5)	1.2	—
SunCoke Middletown repayments to noncontrolling interest owner	—	—	(12.8)	—	(12.8)
Other financing items, net	—	—	(0.4)	—	(0.4)
Net cash flows from financing activities	2.2	377.6	(40.7)	1.2	340.3
Net decrease in cash and cash equivalents	—	(0.4)	(4.2)	—	(4.6)
Cash and equivalents, beginning of period	—	19.9	22.1	—	42.0
Cash and equivalents, end of period	$—	$19.5	$17.9	$—	$37.4

Condensed Statements of Cash Flows
Six Months Ended June 30, 2011

	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
Net cash flows from operating activities	$(1.3)	$(374.9)	$25.8	$(10.0)	$(360.4)
Cash flows from investing activities:
Capital investments	—	(66.2)	(130.5)	—	(196.7)
Other investing items, net	—	0.9	(0.7)	—	0.2
Net cash flows from investing activities	—	(65.3)	(131.2)	—	(196.5)
Cash flows from financing activities:
Net borrowings under credit facility	—	275.0	—	—	275.0
Redemption of long-term debt	—	(0.4)	—	—	(0.4)
Debt issuance costs	—	(9.1)	—	—	(9.1)
Proceeds from exercise of stock options	0.2	—	—	—	0.2
Purchase of treasury stock	(1.4)	—	—	—	(1.4)
Common stock dividends paid	(11.0)	—	—	—	(11.0)
Inter-company activity	13.5	(0.4)	(23.1)	10.0	—
SunCoke Middletown advances from noncontrolling interest owner	—	—	130.9	—	130.9
Other financing items, net	—	(0.1)	1.6	—	1.5
Net cash flows from financing activities	1.3	265.0	109.4	10.0	385.7
Net increase (decrease) in cash and cash equivalents	—	(175.2)	4.0	—	(171.2)
Cash and equivalents, beginning of period	—	201.4	15.4	—	216.8
Cash and equivalents, end of period	$—	$26.2	$19.4	$—	$45.6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
(dollars in millions, except per share and per ton data or as otherwise specifically noted)

Results of Operations

The Company’s operations consist primarily of seven steelmaking and finishing plants that produce flat-rolled carbon steels, including premium-quality coated, cold-rolled and hot-rolled products, and specialty stainless and electrical steels that are sold in sheet and strip form.  These products are sold to the automotive, infrastructure and manufacturing, and distributors and converters markets.  The Company sells its carbon products principally to domestic customers.  The Company’s electrical and stainless steel products are sold both domestically and internationally.  The Company’s operations also include two plants operated by AK Tube where flat-rolled carbon and stainless steel is further finished into welded steel tubing, European trading companies that buy and sell steel and steel products and other materials, a 49.9% equity interest in Magnetation, which produces iron ore concentrate from previously-mined ore reserves, and AK Coal, which controls metallurgical coal reserves in Pennsylvania.

Overview

The Company continued to turn in positive performances and developments from its operations during the second quarter of 2012. The Company had another outstanding quarter with regard to both safety and quality. With respect to safety, four of the Company’s seven steelmaking and finishing plants had no OSHA recordable injuries in the first half of 2012 and Company-wide, the safety performance during the first half was at an annualized rate which would be the second-best in Company history if continued for the full year. As to quality, the Company was once again identified in a leading independent survey of customers as number one in quality, customer service, on-time delivery, and overall satisfaction for the carbon market as compared to the Company’s integrated carbon competitors. With respect to the specialty steel market, that same survey identified the Company as number one in quality, customer service, and overall satisfaction as compared to the Company’s specialty steel competitors. Of particular note during the quarter, AK Steel received the Metallic “Supplier of the Year” award from Chrysler Group LLC, recognizing AK Steel for extraordinary performance in 2011. With respect to product pricing, the Company’s average selling price increased by approximately 1% to $1,152 per ton in the second quarter of 2012 compared to the first quarter 2012 price of $1,138 per ton. In addition, the Company began to experience the benefit of lower iron ore and energy costs than in the prior quarter.

There were, however, significant challenges to the Company during the second quarter. These challenges included increased competition in the United States from imports and from non-sustainable pricing practices by certain competitors now in bankruptcy or with new or expanded production capacity in the United States, a slower-than-expected economic recovery in the United States and in other parts of the world, and greater uncertainty with regard to the economies of Western Europe caused by currency, debt and austerity issues. In addition, a slowdown in the Chinese economy has resulted in increases in exports of some categories of Chinese steel to the United States. The aggregate effect of the deterioration in the economies of Western Europe and the slowdown in the Chinese economy has caused a significant oversupply of steel in foreign markets relative to current demand. This factor and other general macroeconomic trends, such as a strengthening U.S. dollar compared to the euro and a relatively better U.S. economy than the European economy, have made the United States a more attractive market for foreign competitors and increased foreign imports into the United States. The resulting combination of increased imports and non-sustainable actions taken by U.S. competitors has significantly increased the supply of steel in the United States and caused significant downward pressure on spot market selling prices, particularly near the end of the second quarter. Further, declines in scrap steel pricing have benefited input costs for mini-mill steel producers more than integrated producers such as AK Steel. The Company also experienced a decline in global electrical steel pricing during the quarter, particularly with regard to international sales as a result of the economic conditions and weakening of the euro compared to the U.S. dollar.

In the second quarter of 2012, the Company experienced a decline in revenue of approximately 14% from the second quarter of 2011. This was principally attributable to a decline in shipments compared to the second quarter of 2011, combined with a decline in the average selling price. The Company’s average selling price for the second quarter of 2012 was $1,152 per ton, a decrease of approximately 3% from the Company’s average selling price of $1,185 per ton for the second quarter of 2011. The Company's steelmaking costs were lower in the second quarter of 2012 compared to the same period in 2011.

Included in the Company’s second quarter 2012 results is the effect of a tax valuation allowance charge recorded in the quarter. In accordance with generally accepted accounting principles, the Company regularly evaluates the need for a valuation allowance for its deferred tax assets. As a result of its most recent evaluation, the Company recorded a non-cash charge to income tax expense in the second quarter of 2012 in the amount of $736.0 to record a valuation allowance for its deferred tax assets. This accounting treatment has no effect on the ability of the Company to use its operating loss carryforwards and tax credits in the future to reduce cash tax payments. A more detailed discussion of this charge is set forth in Note 3 to the condensed consolidated financial statements.

Steel Shipments

Total shipments were 1,335,800 tons and 1,497,000 tons for the three months ended June 30, 2012 and 2011, respectively. Total shipments were 2,661,700 tons and 2,920,100 tons for the six months ended June 30, 2012 and 2011, respectively. The decline in total shipments in the second quarter of 2012 compared to the prior year was attributable principally to unfavorable spot market pricing, which caused the Company to curtail sales of certain products. Reduced demand due to domestic and global economic conditions also contributed to the decline in shipments. For the three months ended June 30, 2012, value-added products comprised 85.2% of total shipments compared to 82.1% for the three months ended June 30, 2011. For the six months ended June 30, 2012, value-added products comprised 84.9% of total shipments compared to 84.0% for the six months ended June 30, 2011. The Company continued to focus on maximizing profitability through product mix adjustments based on current and projected market demands—both domestically and internationally. The following table presents net shipments by product line:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
Value-added Shipments	(tons in thousands)				(tons in thousands)
Stainless/electrical	227.5	17.0%	245.7	16.4%	442.4	16.6%	470.1	16.1%
Coated	597.9	44.8%	631.3	42.2%	1,181.1	44.4%	1,253.1	42.9%
Cold-rolled	277.1	20.7%	318.1	21.2%	563.1	21.2%	662.9	22.7%
Tubular	35.7	2.7%	32.8	2.3%	72.0	2.7%	67.0	2.3%
Subtotal value-added shipments	1,138.2	85.2%	1,227.9	82.1%	2,258.6	84.9%	2,453.1	84.0%
Non Value-added Shipments
Hot-rolled	171.6	12.8%	238.5	15.9%	342.1	12.9%	399.6	13.7%
Secondary	26.0	2.0%	30.6	2.0%	61.0	2.2%	67.4	2.3%
Subtotal non value-added shipments	197.6	14.8%	269.1	17.9%	403.1	15.1%	467.0	16.0%
Total shipments	1,335.8	100.0%	1,497.0	100.0%	2,661.7	100.0%	2,920.1	100.0%

Sales

For the three months ended June 30, 2012, net sales were $1,538.4, a 14% decrease from net sales of $1,791.9 for the three months ended June 30, 2011. For the six months ended June 30, 2012, net sales were $3,047.1, a 10% decrease from net sales of $3,373.0 for the six months ended June 30, 2011. The Company’s average selling price for the second quarter of 2012 was $1,152 per ton, a decrease of approximately 3% from the Company’s average selling price of $1,185 per ton for the second quarter of 2011. The Company’s average selling price for the six months ended June 30, 2012 was $1,145 per ton, a slight decrease from the Company’s average selling price of $1,148 per ton for the six months ended June 30, 2011. The lower average selling price for second quarter 2012 over second quarter 2011 was driven principally by lower selling prices for spot market sales, offset partly by a richer product mix and increased contract sales. Net sales to customers outside the United States for the three and six months ended June 30, 2012 totaled $224.4 and $449.5, respectively, compared to $272.9 and $490.9, for the three and six months ended June 30, 2011, respectively.

Cost of Products Sold

The Company has experienced higher steelmaking raw material costs in the six months ended June 30, 2012 compared to the same period in 2011, principally for iron ore, coal and coke, partly offset by lower natural gas and electricity costs. For the three months ended June 30, 2012, the Company experienced lower steelmaking costs, primarily as a result of lower iron ore, scrap and energy costs, compared to the same period in 2011. LIFO credits of $18.3 and $30.7 were recorded for the three and six months ended June 30, 2012, respectively, compared to LIFO charges of $38.8 and $63.4 for the same periods in 2011. The Company had maintenance outage costs of $1.0 and $1.6 in the three and six months ended June 30, 2012, respectively, while it incurred $9.8 and $12.0 of such costs in the corresponding periods of 2011.

Selling and Administrative Expenses

Selling and administrative expenses for the three and six months ended June 30, 2012 were $50.8 and $106.6, respectively, compared to $52.8 and $107.0 for the three and six months ended June 30, 2011, respectively. The decreases were due primarily as a result of actions taken to reduce costs, partially offset by additional costs incurred by SunCoke Middletown.

Depreciation

Depreciation expense for the three and six months ended June 30, 2012 was $48.4 and $96.7, respectively, compared to $46.5 and $93.2 for the corresponding periods in 2011. The year-over-year increases were caused by the startup of the SunCoke Middletown facility in late 2011.

Operating Profit

The Company reported operating profit of $56.7, or $42 per ton, and $60.8, or $23 per ton, in the three and six months ended June 30, 2012, respectively. These results compare to operating profit of $68.5, or $46 per ton, and $88.0, or $30 per ton, in the three and six months ended June 30, 2011, respectively. For the six months ended June 30, 2012, the Company experienced year-over-year decreases in its average selling price, lower sales volumes and higher coal costs, partially offset by decreases in energy costs. Included in operating profit was operating profit (loss) related to SunCoke Middletown of $10.6 and $(1.2) for the three months ended June 30, 2012 and 2011, respectively, and $18.5 and $(1.5) for the six months ended June 30, 2012 and 2011, respectively.

Interest Expense

Interest expense for the three and six months ended June 30, 2012 was $21.8 and $38.0, respectively, compared to $11.6 and $20.2 for the same periods in 2011. The net increase over the comparable periods in 2011 was primarily related to the issuance of the Company's 8.375% Senior Notes due 2022 (the "2022 Notes") in March 2012 and higher rates on the tax-exempt fixed-rate IRBs after the refinancing of the IRBs in February 2012. In addition, the capitalized interest credit was lower in the three and six months ended June 30, 2012 as a result of the completion of the construction of the new electric arc furnace at the Butler Works in 2011.

Other Income (Expense)

Other income (expense) was $(4.7) and $(3.8) for the three and six months ended June 30, 2012, respectively, compared to other income (expense) of zero and $3.4 for the three and six months ended June 30, 2011, respectively. Other income (expense) is primarily related to foreign exchange gains and losses.

Income Taxes

Income taxes recorded for the three and six months ended June 30, 2012 and 2011, have been estimated based on year-to-date income and projected results for the full year. In addition, the Company recorded a non-cash charge of $736.0 in the three and six months ended June 30, 2012, for an adjustment of the valuation allowance because of the change in judgment about the realizability of the deferred tax assets. While accounting rules specify that the deferred tax assets must be written down to the amount supported by a tax-planning strategy and the future reversal of the Company’s deferred tax liabilities, this accounting treatment has no effect on the ability of the Company to use the loss carryforwards and tax credits in the future to reduce cash tax payments. For a more detailed discussion on the valuation allowance, see Note 3 to the condensed consolidated financial statements.

During the second quarter of 2011, several states enacted changes in tax laws that affected the value of the Company’s deferred tax assets. Included in income tax expense for the three and six months ended June 30, 2011 is a charge of $2.0 related to the reduction in the value of the Company’s deferred tax assets as a result of the tax law changes.

Net Income (Loss)

As a result of the various factors and conditions described above, the Company reported a net loss attributable to AK Steel Holding Corporation in the three months ended June 30, 2012, of $724.2, or $6.55 per diluted share, compared to net income of $33.1, or $0.30 per diluted share, in the three months ended June 30, 2011. Adjusted net income attributable to AK Steel for the three months ended June 30, 2012, was $11.4, or $0.10 per diluted share, excluding the effects of applying the tax valuation allowance and its consequent effect on the full-year projected results used in the tax provision calculations.

For the six months ended June 30, 2012, net loss attributable to AK Steel Holding Corporation was $736.0, or $6.66 per diluted share, compared to net income of $41.8, or $0.38 per diluted share, in the six months ended June 30, 2011. Adjusted net loss attributable to AK Steel for the six months ended June 30, 2012, was $0.4, or less than $0.01 per diluted share, excluding the effects of applying the tax valuation allowance.

Non-GAAP Financial Measures

In certain of its disclosures in this filing, the Company has adjusted its net income (loss) to exclude the effect of a tax valuation allowance charge. The Company has made this adjustment because Management believes that it enhances the understanding of the Company’s financial results. Management believes that reporting adjusted net income (loss) attributable to AK Steel Holding Corporation (as a total and on a per share basis) with this item excluded more clearly reflects the Company’s current operating results and provides investors with a better understanding of the Company’s overall financial performance.  In addition, the adjusted results, although not financial measures under generally accepted accounting principles (“GAAP”), facilitate the ability to compare the Company’s financial results to those of its competitors and to the Company’s prior financial performance by excluding items which otherwise would distort the comparison. In addition, although the tax valuation charge reduces reported net income, it is a non-cash charge that the Company expects will be reversed in future years after it returns to sustained profitability. Such potential reversals could occur in increments.  The Company expects to provide adjusted results that exclude the positive effect from such reversal at that time for the same reasons that it now is providing adjusted results that exclude the negative effect of recording the tax valuation allowance.  Management views the reported results of adjusted net income (loss) attributable to AK Steel Holding Corporation as an important operating performance measure and believes that the GAAP financial measure most directly comparable is net income (loss) attributable to AK Steel Holding Corporation.  Adjusted net income (loss) attributable to AK Steel Holding Corporation is used by Management as a supplemental financial measure to evaluate the performance of the business.  Management believes that this non-GAAP measure, when analyzed in conjunction with the Company’s GAAP results and the accompanying reconciliations, provides additional insight into the financial trends of the Company’s business versus the GAAP results alone.  Neither current shareholders nor potential investors in the Company’s securities should rely on adjusted net income (loss) attributable to AK Steel Holding Corporation as a substitute for any GAAP financial measure and the Company encourages investors and potential investors to review the reconciliations of adjusted net income (loss) attributable to AK Steel Holding Corporation to the comparable GAAP financial measure.

The following tables reflect the reconciliation of non-GAAP financial measures for the three and six months ended June 30, 2012 results (dollars in millions, except per share):

Reconciliation to Net Income (Loss) Attributable to AK Steel Holding Corporation

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012
Adjusted net income (loss) attributable to AK Steel Holding Corporation	$11.4	$(0.4)
Net effect on income tax expense from change in deferred tax asset valuation	(735.6)	(735.6)
Net income (loss) attributable to AK Steel Holding Corporation, as reported	$(724.2)	$(736.0)

Reconciliation to Basic and Diluted Earnings (Losses) per Share

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012
Adjusted basic and diluted earnings (losses) per share	$0.10	$—
Net effect on income tax expense from change in deferred tax asset valuation	(6.65)	(6.66)
Basic and diluted earnings (losses) per share, as reported	$(6.55)	$(6.66)

Outlook

All of the statements in this Outlook section are subject to, and qualified by, the information in the Forward-Looking Statements section.

Due to continued uncertainty and volatility with respect to near-term economic conditions in the United States and in other markets served by the Company, AK Steel is not providing detailed guidance for the Company’s third quarter results at this time. The Company expects to provide guidance later during the quarter. In advance of that guidance, however, the Company notes that it expects to incur approximately $28.0 of maintenance outage costs in the third quarter related to several scheduled outages. This compares to only $1.0 incurred for maintenance outages during the second quarter of 2012. The majority of this increase is associated with planned outages at the Company’s Ashland Works blast furnace and Butler Works melt shop. As a result of the tax valuation allowance recorded in the second quarter of 2012, the Company expects that its normal current year income tax provision on income (loss) attributable to AK Holding will be mostly offset by a related change in the valuation allowance. However, LIFO income or expense for the year will result in changes in the value of the LIFO-related tax-planning strategy used to support the value of a portion of the deferred tax assets. Based on the Company’s current projections, it expects to record LIFO income for full-year 2012 and consequently income tax expense for the full year. Excluding the tax valuation charge recorded in the second quarter of 2012, virtually all of the income tax expense for 2012 will be recorded in the second half of 2012 in light of the near-breakeven pre-tax financial results for the six months ended June 30, 2012. The Company currently expects to record income tax expense for the third quarter of 2012. As a result of these negative developments relative to the second quarter of 2012, as well as the anticipated continuation generally of existing business conditions, the Company currently expects to incur a net loss for the third quarter, though for the reasons noted above, it cannot yet reliably forecast with greater precision the amount of that loss.

Liquidity and Capital Resources

At June 30, 2012, the Company had total liquidity of $709.1, consisting of $37.4 of cash and cash equivalents and $671.7 of availability under the Company’s $1.1 billion asset-backed revolving credit facility (“Credit Facility”). Availability under the Credit Facility fluctuates monthly based on the varying levels of eligible collateral. As of June 30, 2012, the Company’s eligible collateral, after application of applicable advance rates, was $1,078.1. At June 30, 2012, there were outstanding borrowings of $325.0 under the Credit Facility and availability was further reduced by $81.4 due to outstanding letters of credit. During the six-month period ended June 30, 2012, utilization of the Credit Facility ranged from $145.0 to $465.0, with outstanding borrowings averaging $272.0 per day.

During the first quarter of 2012, the Company increased the amount of liquidity available by refinancing (the “IRB Refinancing”) $73.3 aggregate principal amount of variable-rate tax-exempt IRBs. The IRB Refinancing was accomplished through offerings of newly-issued fixed-rate tax-exempt IRBs in the same respective aggregate principal amounts as the prior IRBs that they replaced. The net proceeds of the new IRBs were used to redeem and extinguish the prior IRBs. The prior IRBs were backed by letters of credit, which had the effect of lowering availability under the Credit Facility and, accordingly, the Company’s liquidity. The new IRBs are not backed by letters of credit, but rather are unsecured senior debt obligations of AK Steel. In addition, in March 2012 the Company issued $300.0 of 2022 Notes and used the proceeds to repay outstanding borrowings under the Credit Facility. Thus, the Company’s available credit under the Credit Facility increased as a result of the IRB Refinancing and the issuance of the 2022 Notes.

The Company anticipates utilizing the Credit Facility as it deems necessary to fund requirements for working capital, capital investments and other general corporate purposes. During the first six months of 2012, the Company borrowed amounts on a short-term basis for uses consistent with these general purposes.

Cash used by operations totaled $310.1 for the six months ended June 30, 2012. Primary uses of cash were $170.2 for pension contributions and an increase in working capital of $234.9, partially offset by cash generated from normal business activities. The increase in working capital resulted primarily from an increase in inventory quantities on hand in anticipation of increased shipments in the second half of 2012 and to support operations during the Ashland Works blast furnace outage. An increase in accounts payable due to higher inventory levels partially offset this use of cash.

The Company believes that its current sources of liquidity will be adequate to meet its obligations for the foreseeable future. Future liquidity requirements, including those for working capital, employee benefit plan contributions and capital investments are expected to be funded by internally-generated cash and other financing sources, including its Credit Facility and potentially by accessing the capital markets. To the extent, if at all, that the Company would need to fund any of its current or future obligations, including working capital or planned capital investments, other than through internally-generated cash, the Company has access to significant liquidity through its Credit Facility and believes it has the ability to access the capital markets opportunistically if and when it perceives conditions are favorable. The Credit Facility expires in April 2016 and any amounts outstanding under it at that time would need to be repaid or refinanced.  Otherwise, the Company has no significant scheduled debt maturities until May 2020, when its $550.0 aggregate principal amount of 2020 Notes is due. At June 30, 2012, there were outstanding borrowings under the Credit Facility of $325.0 and outstanding letters of credit of $81.4, resulting in remaining availability of $671.7 under the Credit Facility. The Company increased its liquidity as a result of the IRB Refinancing and the issuance of the 2022 Notes, as the Company used the proceeds of such issuance to repay outstanding borrowings under the Credit Facility. The Company’s forward-looking statements on liquidity are based on currently available information and expectations and, to the extent the information or expectations are inaccurate or conditions deteriorate, there could be a material adverse effect on the Company’s liquidity.

Pension- and Retiree Healthcare Benefit-related Matters

The Company has contributed a total of $170.2 for the six months ended June 30, 2012 to its master pension trust, which satisfies the Company’s required pension contribution for the year. Based on current actuarial valuations, the Company estimates that its required annual pension contribution for 2013 will be $200.0. On July 6, 2012 the Surface Transportation Extension Act of 2012 (the “Act”) was signed into law. In addition to its provisions relating to transportation matters, the Act includes certain pension-related provisions (“Pension Stabilization Provisions”) designed to stabilize the interest rates used to calculate liabilities for defined benefit pension plans, as well as the related minimum required annual contributions to fund such plans. In addition, the Pension Stabilization Provisions increase the rates of the fixed and variable premiums paid to the Pension Benefit Guaranty Corporation (“PBGC”) relating to these plans. The Company anticipates that the Pension Stabilization Provisions will significantly reduce the minimum required annual contributions relating to the Company’s defined benefit pension plans over the next several years. As noted above, based on current assumptions, AK Steel now estimates that the amount of its pension contribution in 2013 will be $200.0, a reduction of approximately $100.0 from its estimate prior to the Act. The amount of the benefit to the Company in years beyond 2013 is expected to be less, but the calculation of the anticipated reductions in those years is more dependent on assumptions concerning future events and thus is subject to more variability. The reductions in those years will be reflected in future public disclosures when the anticipated required contributions relating to those years are addressed. The benefits from the reduced annual required contributions will be offset to a limited extent by the increased annual premiums to the PBGC, which will continue to be paid by the pension trust.

In July 2012, the Company will make the second payment of $31.7 related to a VEBA trust for a class of Butler Works retirees as part of the negotiated settlement with those retirees. The final payment of $27.6 will be made in July 2013. See the discussion of the Butler Works class action litigation in Note 5 to the condensed consolidated financial statements for further information.

Investing and Financing Activities

During the six months ended June 30, 2012, net cash used by investing activities totaled $34.8, primarily for capital investments of $35.5. These capital investments included $17.6 of expenditures related to the investment by SunCoke Middletown in capital equipment for the coke plant constructed in Middletown, Ohio. The SunCoke Middletown capital investment is funded by its parent company, SunCoke, and is reflected as a payable from SunCoke Middletown to SunCoke. That payment is reflected in other non-current liabilities on the Company’s Condensed Consolidated Balance Sheets. Because the SunCoke Middletown capital investment is funded by SunCoke, it has no effect on the net cash flows of AK Steel. The Company anticipates 2012 capital investments of approximately $100.0. In addition, the Company expects to make payments of about $50.0 associated with the Company’s acquisition of strategic investments in iron ore and coal reserves.

During the six months ended June 30, 2012, cash generated by financing activities totaled $340.3. This includes gross proceeds of $300.0 from the issuance of the 2022 Notes and net borrowings of $75.0 from the Credit Facility, partially offset by the payment of common stock dividends in the amount of $11.0, and debt issuance costs of $8.4 related to the IRB Refinancing and issuance of the 2022 Notes. During the six months ended June 30, 2012, AK Steel also refinanced $73.3 aggregate principal amount of IRBs by using the proceeds of the new IRBs to redeem and extinguish the existing IRBs. The issuance of $300.0 of 2022 Notes generated net proceeds of $293.4 after underwriting discounts and commissions and other fees. The Company used the proceeds from the 2022 Notes to repay outstanding borrowings under the Credit Facility.

Dividends

The following table lists information related to the quarterly cash dividend:

2012 COMMON STOCK DIVIDENDS

Record Date	Payment Date	Per Share
February 10, 2012	March 9, 2012	$0.05
May 15, 2012	June 8, 2012	0.05

On July 24, 2012, the Company announced that it had elected to suspend its dividend. Suspending the dividend will save the

Company approximately $22.0 annually. These savings will enhance the Company's financial flexibility and further support capital needs for the business.

The Company’s Credit Facility contains certain restrictive covenants with respect to the Company’s payment of dividends. Under these covenants, dividends are permitted provided (i) availability under the Credit Facility exceeds $247.5 or (ii) availability exceeds $192.5 and the Company meets a fixed charge coverage ratio of one to one as of the most recently ended fiscal quarter. If the Company cannot meet either of these thresholds, dividends would be limited to $12.0 annually. Currently, the availability under the Credit Facility significantly exceeds $247.5. Accordingly, although the Company has elected to suspend its dividend program, there currently are no covenants that would restrict the Company’s ability to declare and pay a dividend to its stockholders.

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

Iron Ore Pricing

Iron ore is one of the principal raw materials required for the Company’s steel manufacturing operations. The Company expects to purchase between 6,000,000 and 6,500,000 net tons of iron ore pellets in 2012. The Company makes most of its purchases of iron ore at negotiated prices under annual and multi-year agreements. These agreements typically have a variable-price mechanism by which the price of iron ore is adjusted quarterly, based on reference to a historical iron ore index, referred to as the “IODEX”. For example, the second quarter of 2012 iron ore price was determined with reference to the IODEX price for the preceding December, January and February period. For a substantial majority of the iron ore that the Company purchases under contract from its major suppliers, those quarterly prices are final. With respect to a portion of the iron ore the Company purchases from one supplier, those prices are further adjusted based on an average of the quarterly prices. With respect to another of its major suppliers, the Company has agreed to alter the timing of the quarterly reference period so that it is closer in time to then-current IODEX pricing.

The Company attempts to mitigate the effect of increases in raw material costs in the normal course of pricing its own products through increased prices in the spot market and the use of variable pricing with its contract customers that allows the Company to adjust selling prices in response to changes in the cost of certain raw materials and energy, including iron ore. It typically is unable, however, to recover 100% of its increased iron ore costs in this manner. There are a variety of factors that ultimately will affect how much of any increase in iron ore prices the Company is able to recover through its own steel price increases. These include the amount of the price increase for iron ore, the terms of the Company’s agreements with its contract customers, and the extent to which competitive pressures may prevent the Company from increasing the price of the steel it sells into the spot market to sufficiently cover the full amount of the iron ore price increase. It is because of this inability to control or fully pass through its iron ore costs that the Company may hedge a portion of its iron ore purchases from time to time. In addition, as further detailed below, the Company’s investment in Magnetation serves as a partial financial hedge against increases in the price of iron ore and a larger, long-term hedge upon the completion of an iron ore pellet plant currently in the planning stage.

Strategic Investments

AK Coal

During the second quarter, AK Coal, a wholly-owned subsidiary of AK Steel that controls (through ownership or lease) significant reserves of low-volatile metallurgical coal, made substantial progress in moving toward its goal of commencing active mining activities during the first half of 2013. Most importantly, AK Coal filed a permit for approval to construct and operate its initial underground mine. Barring any unanticipated setbacks, the Company currently anticipates that the permit will be approved in or near the second quarter of 2013. In addition, AK Coal ordered the necessary underground mining and related equipment, which it expects to receive for delivery in time for it to commence operations soon after receiving permit approval. AK Coal also continued to develop and refine its mine development plan, moving closer to completing its planned approach to mine coal in the area for years to come. The mine plan progress has also provided the Company with additional information as to AK Coal's expected per ton cash cost of mined coal. AK Steel now anticipates that AK Coal’s cash cost per clean ton of coal (i.e., a ton of coal that is washed and ready to be coked) in Somerset, Pennsylvania will be approximately 25% to 30% below current market prices for similar low-volatile metallurgical coal, even with the significant softening of metallurgical coal prices in recent months.

With respect to capital costs, AK Steel continues to anticipate that it will invest approximately $60.0 in AK Coal to develop its mining operations and begin coal production. For 2012, the Company expects to invest about $17.0, with approximately $0.5 of this total having already been invested. The timing of the remaining estimated $43.0 will be driven by AK Steel’s decisions as to how quickly to open up additional mines to increase coal production, which in turn will be affected by factors including the Company’s capital deployment decisions and the then-market prices at which the Company may purchase third party coal. In addition to the $60.0 in capital investment, AK Steel has remaining payments with respect to the acquisition of AK Coal totaling $2.0, $3.0 and $7.0 in October of 2012, 2013 and 2014, respectively.

Magnetation

In recent months, Magnetation made significant strides toward completing Phase I, the first of the joint venture’s two phases. In June, Plant 2 was commissioned and began producing iron ore concentrate for sale to third party customers. The plant is expected to be fully operational by August 2012 and is intended to produce iron ore concentrate at an annual rate of approximately 900,000 short tons. Once Plant 2 achieves full operational status, Magnetation’s two existing plants will be able to produce approximately 1.2 million short tons of iron ore concentrate annually. Magnetation loads iron ore concentrate onto railcars at its wholly-owned loadout facility, which includes a storage building, rail spur and certified scale. This rail loadout facility enables it to ship its iron ore concentrate in a controlled and cost-effective manner. Projected shipments for Magnetation once Plant 2 becomes fully operational are approximately 92,000 tons per month for the remainder of 2012.

Phase I will effectively provide AK Steel with a partial hedge to the global price of iron ore, as the Company will recognize its share of net income from the joint venture’s sale of its iron ore concentrate to third parties at pricing based on iron ore market prices. If the global price of iron ore increases, AK Steel will benefit from the higher Magnetation net income caused by that price increase to partially offset AK Steel’s higher raw material costs. AK Steel is expected to benefit from Phase I, however, as Magnetation is expected to generate net income on the sale of such concentrate even if current global iron ore prices continue to fall from current market prices. The Company’s proportionate share of the net income is included in other income (expense) on the Condensed Consolidated Statements of Operations.

Phase II of the joint venture entails the construction and operation of two additional concentrate plants and an iron ore pelletizing plant. Phase II will commence following Magnetation’s satisfaction of certain conditions, principally when it obtains the necessary permits with respect to the additional concentrate plants and the pellet plant. Following the completion of this second phase, Magnetation is expected to have concentrate plants with a total annual capacity of up to 4.0 million short tons and a pellet plant with an annual capacity of approximately 3.3 million short tons. Upon its completion, the pellet plant is expected to consume the majority of the joint venture’s concentrate production, with the balance going to third party customers currently under contract with Magnetation.

Under the terms of the agreements governing the joint venture, once Magnetation achieves certain benchmarks with respect to production output and per ton cost of concentrate, AK Steel will be obligated to make a $47.5 capital contribution to Magnetation. Magnetation is expected to achieve these Phase I benchmarks in the fourth quarter of 2012. However, in July 2012 AK Steel elected to accelerate a portion of this $47.5 contribution and contributed $10.0 to Magnetation. These funds, which reduce AK Steel’s remaining Phase I contribution to $37.5, were used by Magnetation almost entirely to make downpayments on long lead-time items for Magnetation’s iron ore pelletizing plant to be constructed in Phase II of the joint venture. The Company believes Magnetation has the opportunity to achieve an accelerated schedule for completing the pellet plant and realizing the financial benefits sooner than previously anticipated. Securing orders for the necessary long lead-time items was the first critical step toward that goal.

The Company estimates that Magnetation’s capital investment required to complete Phase II will total approximately $420.0 to

$470.0. Of this total, the pellet plant itself is expected to require approximately $300.0 to $350.0, with the two additional concentrate plants requiring the remaining estimated $120.0. Factors that may increase the original estimated $300.0 cost of the pellet plant include, among other things, costs related to accelerating the construction of the facility, such as premiums for rush delivery of equipment and greater overtime by construction contractors. Other companies’ pellet plant facility investment costs have in some cases been substantially higher than those expected for the Magnetation plant. The lower costs expected for the Magnetation plant are due to the proprietary process used by Magnetation’s concentrate plants to produce refined feedstock for its pellet plant at a low capital intensity. This process will enable Magnetation to avoid some of the other processes (and forego the related capital costs), such as stripping, drilling, blasting, primary crushing, secondary crushing, tertiary crushing and primary grinding, that a traditional integrated mining and pellet plant facility typically requires. Instead, Magnetation will only need to construct a pelletizing furnace facility and some limited related infrastructure to support the plant’s operations. As such, AK Steel anticipates that Magnetation’s capital costs to construct its pellet plant will be substantially lower than the costs of constructing a traditional end-to-end iron ore mining, crushing, grinding, concentrating and pelletizing facility. The Company previously estimated that the pellet plant would be fully operational by 2016. As a result of several favorable factors, however, AK Steel now believes that the pellet plant could commence operations in 2015, with the potential to begin even earlier. Because the timing will be driven largely by how quickly Magnetation can secure the necessary permits, however, this estimate is subject to change.

With respect to the funding of the Phase II activities, AK Steel will be obligated to contribute an additional $150.0 following Magnetation’s satisfaction of the necessary Phase II conditions. AK Steel currently anticipates contributing between $50.0 and $70.0 of this total in 2013, with the remainder to be contributed in 2014 and thereafter, though ultimately the timing will be driven largely by Magnetation’s capital needs. The remaining capital required to complete Phase II is expected to be raised by the Magnetation joint venture entity. At this time it is anticipated that Magnetation will raise such remaining capital through debt financing and cash from operations. However, Magnetation will investigate all potential financing options in seeking to secure the best possible terms to achieve its objectives.

When the pellet plant is completed, the Company expects that the iron ore pellet production from Magnetation eventually will satisfy about 50% of AK Steel’s current iron ore pellet requirements, at a net cost to AK Steel substantially below the current world market price. Even absent future iron ore price increases, Magnetation is expected to generate income to AK Steel as a result of its low cost production of iron ore concentrate and, in the future, iron ore pellets.

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

That market has been continually improving and the growth in sales to that market is one of the Company’s success stories in 2012. Since dropping to only about 8.5 million units in 2009, North American light vehicle production has steadily recovered and reached nearly 13.0 million units in 2011. It is expected to increase to more than 14.5 million units in 2012, and continue to increase in 2013 and thereafter. As a result of this improving trend, the Company’s shipments of both carbon and auto-chrome stainless steels have increased significantly since last year. In the first half of 2012, the Company’s direct shipments to its automotive customers of carbon and auto-chrome stainless steels increased approximately 20% compared to the same period of 2011.

The Company continues to invest in its future with respect to this key market. The Company’s research and development unit, in conjunction with its customer technical services and operation’s personnel, is focused on expanding the Company’s product capabilities in all of its products—carbon, stainless and electrical. A particularly important project in that regard is the development and commercialization of the next generation of lightweight, high-strength steel products.

Electrical Steel Market

The Company sells its electrical steel products, which are iron-silicon alloys with unique magnetic properties, primarily to manufacturers of power transmission and distribution transformers and electrical motors and generators in the infrastructure and manufacturing markets. The Company sells its electrical steel products both domestically and internationally.

As a result of the major global recession which started in late 2008, the Company began to experience a significant decrease in both its domestic and international sales of grain-oriented electrical steel (“GOES”) products. Internationally, this reduction was caused principally by a decline in spending for new electric power transmission and distribution transformers in developing countries. To a lesser extent, the Company’s international electrical steel sales also were negatively impacted by the determination in the China trade case to impose duties on GOES imported from the United States. The domestic GOES market likewise was negatively impacted by reduced maintenance and capital spending by utilities and the decline in the United States housing and construction markets, which principally drive the domestic need for new electrical transformers.

The Company began to see an improvement in the GOES market in 2010 that continued into 2011. However, more recently, the domestic and international market for GOES has deteriorated. The deterioration in the international market is due principally to a slowdown in the global economy, including in the European Union. The deterioration in the United States likewise is due to a slowdown in the domestic economy, which is compounding the effect of the weakness in the United States housing and construction markets that arose during the recession which began in 2008.  Housing starts in the United States remain near historically low levels and are anticipated to be near this low level for an unprecedented fifth consecutive year in 2012.  To the extent that domestic housing starts remain at a very low level, it is likely that the Company’s electrical steel sales and shipments will continue to be negatively affected. Currently, the Company expects a gradual increase in domestic housing starts over the next several years, with a return to pre-recession levels not expected until at least 2015.

In addition, the Company’s GOES shipment volume has been affected by changes in mix and in production requirements to meet evolving quality requirements, principally for sales to the international market. As a result of these negative developments in the domestic and international markets, shipments and pricing for GOES are down year-to-date compared to comparable periods in 2011. The Company’s 2012 shipments to the GOES market also are expected to decline versus 2011.

In 2008, the Company produced nearly 325,000 tons of GOES and had the capacity under then-existing market conditions to produce as much as 335,000 tons. Under current market conditions, the Company’s GOES production capacity is approximately 285,000 tons, which is more than sufficient to meet current demand and forecast demand in the near term. As demand improves, the Company anticipates that it will be able to adjust its market mix and make other changes to increase its current capacity.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company’s primary areas of market risk include changes in (a) interest rates, (b) the prices of raw materials and energy sources, and (c) foreign currency exchange rates. The Company manages interest rate risk by issuing variable- and fixed-rate debt, and had total long-term debt of $951.2 and $651.5 outstanding at June 30, 2012 and December 31, 2011, respectively. The amount outstanding at June 30, 2012, consisted of $925.2 of fixed-rate debt and $26.0 of variable-rate debt. In addition, at June 30, 2012 and December 31, 2011, the Company had $325.0 and $250.0, respectively, of short-term borrowings outstanding under its Credit Facility, which bears interest at variable interest rates. An increase in prevailing interest rates would increase interest expense and interest paid for the variable-rate debt, including for borrowings under the Credit Facility. For example, a 1% increase in interest rates would result in an increase in annual interest expense of approximately $3.5 on the Company’s outstanding debt at June 30, 2012.

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

For derivatives designated in cash flow hedging relationships, the effective portion of the gains and losses from the use of these instruments for natural gas, electricity, iron ore and zinc are recorded in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets and recognized into cost of products sold in the same period as the earnings recognition of the associated underlying transaction. At June 30, 2012, accumulated other comprehensive income (loss) included $3.0 in unrealized after-tax losses for the fair value of these derivative instruments. All other commodity price swaps and options are marked to market and recognized into cost of products sold with the offset recognized as other current assets or other accrued liabilities. At June 30, 2012, other current assets of $0.2 and accrued liabilities of $14.6 were included on the Consolidated Balance Sheets for the fair value of these commodity derivatives. At December 31, 2011, accrued liabilities of $21.6 were included on the Consolidated Balance Sheets for the fair value of these commodity derivatives.

The following table presents the negative effect on pre-tax income of a hypothetical change in the fair value of derivative instruments outstanding at June 30, 2012, due to an assumed 10% and 25% decrease in the market price of each of the indicated commodities.

	Negative Effect on Pre-tax Income
Commodity Derivative	10% Decrease	25% Decrease
Natural Gas	$3.9	$10.0
Nickel	0.5	1.3
Zinc	1.3	3.2
Electricity	1.0	2.4
Iron Ore	6.9	17.4

Because these instruments are structured and used as hedges, these hypothetical losses would be offset by the benefit of lower prices paid for the physical commodity used in the normal production cycle. The Company currently does not enter into swap or option contracts for trading purposes.

The Company also is subject to risks of exchange rate fluctuations on a small portion of intercompany receivables that are denominated in foreign currencies. The Company uses forward currency contracts to manage exposures to certain of these currency price fluctuations. At June 30, 2012 and December 31, 2011, the Company had outstanding forward currency contracts with a total contract value of $26.3 and $16.9, respectively, for the sale of euros. At June 30, 2012, other current assets of $0.2 were included on the Consolidated Balance Sheets for the fair value of these contracts. At December 31, 2011, other current assets of $1.0 were included on the Consolidated Balance Sheets for the fair value of these contracts. Based on the contracts outstanding at June 30, 2012, a 10% change in the dollar to euro exchange rate would result in an approximate $2.6 pretax effect on the value of these contracts on a mark-to-market basis, which would offset the effect of a change in the exchange rate on the underlying receivable.

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

Item 1A. Risk Factors.

The Company cautions readers that its business activities involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management. The Company described the principal risk factors that could impact its results in its Annual Report on Form 10-K for the year ended December 31, 2011. Set forth below is an update to those prior risk factor descriptions.

•
Risk of reduced selling prices and shipments associated with a highly competitive, cyclical steel industry and weakened economies. Historically, the steel industry has been a highly competitive, cyclical industry. The recovery from the dramatic downturn in the domestic and global economies which began in the fall of 2008 has been slow and uneven across various industries and sectors. The lingering effects of the recession continue to adversely affect demand for AK Steel’s products. Although pricing and shipments have improved compared to the severe recessionary conditions of 2009, net sales have not yet returned to pre-2009 levels. Market conditions deteriorated in the second quarter of 2012 as a result of:

•	a longer-than-previously-expected time frame for U.S. economic recovery and heightened uncertainty with respect to the direction of the economy in the United States;

•	greater widespread uncertainty and deterioration in the economies of Western Europe, caused chiefly by currency devaluations, high debt levels and reduced government and private sector spending;

•	the effects of a slowdown in the Chinese economy, including increases in exports of some categories of Chinese steel to the United States;

•
increased competition in the United States from (a) imports, driven principally by the slowdown in the Chinese economy and reduced demand elsewhere in the world, and (b) non-sustainable pricing practices by certain domestic steel competitors in bankruptcy or with new or expanded production capacity in the United States; and,

•
decreases in scrap steel exports from the United States to Europe as a result of lower foreign demand and currency devaluations, which results in greater scrap supply and lower scrap pricing in the United States and provides a competitive advantage to mini-mill producers who utilize more scrap in their steel production than integrated mills like AK Steel.

These conditions directly impact spot market pricing for AK Steel’s products, particularly its carbon steel products. They also may adversely impact AK Steel’s efforts to negotiate higher prices with its contract customers. At this time, it is impossible to determine when or if the domestic and/or global economies will return to pre-recession levels. Thus there is a risk of continued adverse impact on demand for AK Steel’s products, the prices for those products, and AK Steel’s sales and shipments of those products as a result of the ongoing weakness in the economy. In addition, global economic conditions remain fragile and the possibility remains that the domestic or global economies, or certain industry sectors of those economies that are key to AK Steel’s sales, may not recover as quickly as anticipated, or could deteriorate, which likely would result in a corresponding fall in demand for AK Steel’s products and negatively impact AK Steel’s business, financial results and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities in the quarter ended June 30, 2012.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
April 2012	—	$—	—
May 2012	3,399	6.49	—
June 2012	—	—	—
Total	3,399	6.49	—	$125.6

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
101
Financial statements from the Quarterly Report on Form 10-Q of AK Steel Holding Corporation for the quarter ended June 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AK STEEL HOLDING CORPORATION
(Registrant)

Dated:	July 27, 2012	/s/ ROGER K. NEWPORT
Roger K. Newport
Vice President, Finance and Chief Financial Officer

Dated:	July 27, 2012	/s/ RICHARD S. WILLIAMS
Richard S. Williams
Controller and Chief Accounting Officer