Form 10-Q
period 2012-09-30
AK STEEL HOLDING CORP
filed 2012-10-26
CIK 918160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

or

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

There were 110,630,734 shares of common stock outstanding as of October 24, 2012.

AK STEEL HOLDING CORPORATION

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited)	2012	2011	2012	2011

Net sales	$1,463.5	$1,585.8	$4,510.6	$4,958.8

Cost of products sold (exclusive of items shown below)	1,385.0	1,482.6	4,186.4	4,585.2
Selling and administrative expenses (exclusive of items shown below)	51.9	54.6	158.5	161.6
Depreciation	48.2	46.1	144.9	139.3
Pension and OPEB expense (income)	(9.6)	(8.9)	(28.0)	(26.7)

Total operating costs	1,475.5	1,574.4	4,461.8	4,859.4

Operating profit (loss)	(12.0)	11.4	48.8	99.4

Interest expense	22.4	13.5	60.4	33.7
Other income (expense)	5.7	(4.7)	1.9	(1.3)

Income (loss) before income taxes	(28.7)	(6.8)	(9.7)	64.4

Income tax provision (benefit)	23.8	(0.7)	767.3	29.6

Net income (loss)	(52.5)	(6.1)	(777.0)	34.8
Less: Net income (loss) attributable to noncontrolling interests	8.4	(2.6)	19.9	(3.5)

Net income (loss) attributable to AK Steel Holding Corporation	$(60.9)	$(3.5)	$(796.9)	$38.3

Basic and diluted earnings per share:
Net income (loss) attributable to AK Steel Holding Corporation common stockholders	$(0.55)	$(0.03)	$(7.21)	$0.35

Dividends declared and paid per share	$—	$0.05	$0.10	$0.15

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited)	2012	2011	2012	2011
Other comprehensive income (loss), before tax:
Foreign currency translation gain (loss)	$0.7	$(1.5)	$0.3	$—
Cash flow hedges:
Gains (losses) arising in period	(8.5)	(4.6)	(21.2)	(5.0)
Reclassification of losses (gains) to net income (loss)	11.3	(1.9)	31.9	3.4
Unrealized holding gains (losses) on securities:
Unrealized holding gains (losses) arising in period	0.5	(1.3)	0.8	(1.0)
Pension and OPEB plans:
Prior service cost arising in period	—	—	—	(29.6)
Reclassification of prior service cost (credits) included in net income (loss)	(18.3)	(18.0)	(55.0)	(40.1)
Gains (losses) arising in period	—	—	—	(4.3)
Reclassification of losses (gains) included in net income (loss)	6.1	4.4	18.3	(0.7)
Other comprehensive income (loss), before tax	(8.2)	(22.9)	(24.9)	(77.3)
Income tax provision (benefit) related to items of comprehensive income (loss)	—	(8.0)	—	(29.2)
Other comprehensive income (loss)	(8.2)	(14.9)	(24.9)	(48.1)
Net income (loss)	(52.5)	(6.1)	(777.0)	34.8

Comprehensive income (loss)	(60.7)	(21.0)	(801.9)	(13.3)
Less: Comprehensive income (loss) attributable to noncontrolling interests	8.4	(2.6)	19.9	(3.5)

Comprehensive income (loss) attributable to AK Steel Holding Corporation	$(69.1)	$(18.4)	$(821.8)	$(9.8)

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share data)

(unaudited)	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$47.1	$42.0
Accounts receivable, net	565.6	564.2
Inventory, net	727.8	418.7
Deferred tax assets, current	32.7	216.5
Other current assets	33.7	33.0
Total current assets	1,406.9	1,274.4
Property, plant and equipment	5,984.5	5,967.2
Accumulated depreciation	(3,942.5)	(3,797.0)
Property, plant and equipment, net	2,042.0	2,170.2
Other non-current assets:
Investment in AFSG Holdings, Inc.	55.6	55.6
Investment in Magnetation LLC	129.6	101.2
Goodwill	37.1	37.1
Deferred tax assets, non-current	146.6	716.5
Other non-current assets	102.9	94.9
Total other non-current assets	471.8	1,005.3
TOTAL ASSETS	$3,920.7	$4,449.9
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Short-term borrowings under credit facility	$42.0	$250.0
Accounts payable	603.2	583.6
Accrued liabilities	185.6	172.8
Current portion of long-term debt	0.7	0.7
Current portion of pension and other postretirement benefit obligations	125.4	130.0
Total current liabilities	956.9	1,137.1
Non-current liabilities:
Long-term debt, including $400.0 of credit facility borrowings at September 30, 2012	1,349.5	650.0
Pension and other postretirement benefit obligations	1,503.4	1,744.8
Other non-current liabilities	524.8	540.8
Total non-current liabilities	3,377.7	2,935.6
TOTAL LIABILITIES	4,334.6	4,072.7
Commitments and contingencies
Equity (deficit):
Preferred stock, authorized 25,000,000 shares	—	—
Common stock, authorized 200,000,000 shares of $.01 par value each; issued 123,779,646 and 123,229,210 shares in 2012 and 2011; outstanding 110,630,790 and 110,284,228 shares in 2012 and 2011	1.2	1.2
Additional paid-in capital	1,933.7	1,922.2
Treasury stock, common shares at cost, 13,148,856 and 12,944,982 shares in 2012 and 2011	(173.3)	(171.6)
Accumulated deficit	(2,173.9)	(1,366.0)
Accumulated other comprehensive income (loss)	(22.2)	2.7
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(434.5)	388.5
Noncontrolling interests	20.6	(11.3)
TOTAL EQUITY (DEFICIT)	(413.9)	377.2
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$3,920.7	$4,449.9

The Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, include the following amounts related to consolidated variable interest entities, prior to intercompany eliminations. See Note 9 for more information concerning variable interest entities.

(unaudited)	September 30, 2012	December 31, 2011
SunCoke Middletown
Accounts receivable, net	$23.7	$0.6
Inventory, net	28.2	23.8
Property, plant and equipment	413.3	432.3
Accumulated depreciation	(11.6)	(1.4)
Accounts payable	12.5	29.8
Accrued liabilities	1.1	2.1
Other non-current liabilities	421.7	436.8
Noncontrolling interests	18.3	(13.4)

Other variable interest entities
Property, plant and equipment	$11.4	$11.2
Accumulated depreciation	(8.8)	(8.6)
Other assets (liabilities), net	2.1	1.6
Noncontrolling interests	2.3	2.1

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
	Nine Months Ended September 30,
(unaudited)	2012	2011
Cash flows from operating activities:
Net income (loss)	$(777.0)	$34.8
Depreciation	134.7	139.3
Depreciation—SunCoke Middletown	10.2	—
Amortization	12.8	11.7
Deferred income taxes	753.4	28.2
Pension and OPEB expense (income)	(28.0)	(26.7)
Contributions to pension trust	(170.2)	(170.0)
Contributions to Middletown and Butler retirees VEBAs	(31.7)	(87.6)
Other postretirement benefit payments	(48.3)	(56.7)
Working capital	(217.1)	(202.5)
Working capital—SunCoke Middletown	(29.8)	(11.1)
Other operating items, net	3.1	(14.8)
Net cash flows from operating activities	(387.9)	(355.4)

Cash flows from investing activities:
Capital investments	(31.8)	(88.0)
Capital investments—SunCoke Middletown	(17.5)	(163.2)
Investments in acquired businesses	(38.1)	—
Other investing items, net	4.6	0.7
Net cash flows from investing activities	(82.8)	(250.5)

Cash flows from financing activities:
Net borrowings under credit facility	192.0	295.0
Proceeds from issuance of long-term debt	373.3	—
Redemption of long-term debt	(73.9)	(0.5)
Debt issuance costs	(8.6)	(9.2)
Proceeds from exercise of stock options	—	0.2
Purchase of treasury stock	(1.7)	(1.4)
Common stock dividends paid	(11.0)	(16.5)
SunCoke Middletown advances from noncontrolling interest owner	5.5	180.3
Other financing items, net	0.2	(0.1)
Net cash flows from financing activities	475.8	447.8

Net increase (decrease) in cash and cash equivalents	5.1	(158.1)

Cash and cash equivalents, beginning of period	42.0	216.8

Cash and cash equivalents, end of period	$47.1	$58.7

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(dollars in millions)

(unaudited)	Common Stock	Addi- tional Paid-In- Capital	Treasury Stock	Accum- ulated Deficit	Accum- ulated Other Compre- hensive Income (Loss)	Noncon- trolling Interests	Total
December 31, 2010	$1.2	$1,909.4	$(170.1)	$(1,188.4)	$92.6	$(3.6)	$641.1
Net income (loss)				38.3		(3.5)	34.8
Share-based compensation		11.8					11.8
Stock options exercised		0.2					0.2
Tax provision from common stock compensation		(0.4)					(0.4)
Purchase of treasury stock			(1.4)				(1.4)
Change in accumulated other comprehensive income (loss)					(48.1)		(48.1)
Common stock dividends				(16.5)			(16.5)
Distributions to noncontrolling interests						(2.1)	(2.1)
September 30, 2011	$1.2	$1,921.0	$(171.5)	$(1,166.6)	$44.5	$(9.2)	$619.4

December 31, 2011	$1.2	$1,922.2	$(171.6)	$(1,366.0)	$2.7	$(11.3)	$377.2
Net income (loss)				(796.9)		19.9	(777.0)
Share-based compensation		12.0					12.0
Tax provision from common stock compensation		(0.5)					(0.5)
Purchase of treasury stock			(1.7)				(1.7)
Change in accumulated other comprehensive income (loss)					(24.9)		(24.9)
Common stock dividends				(11.0)			(11.0)
Income tax payable assumed by noncontrolling interest on behalf of SunCoke Middletown						12.0	12.0
September 30, 2012	$1.2	$1,933.7	$(173.3)	$(2,173.9)	$(22.2)	$20.6	$(413.9)

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise indicated)

NOTE 1 - Basis of Presentation

In the opinion of the management of AK Steel Holding Corporation (“AK Holding”) and its wholly-owned subsidiary, AK Steel Corporation (“AK Steel”, and together with AK Holding, the “Company”), the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2012, the results of its operations for the three and nine months ended September 30, 2012 and 2011, and its cash flows for the nine months ended September 30, 2012 and 2011. The results of operations for the three and nine months ended September 30, 2012, are not necessarily indicative of the results to be expected for the year ending December 31, 2012. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2011.

NOTE 2 - Inventories

	September 30, 2012	December 31, 2011
Finished and semi-finished	$853.0	$640.1
Raw materials	340.6	302.6
Total cost	1,193.6	942.7
Adjustment to state inventories at LIFO value	(465.8)	(524.0)
Net inventories	$727.8	$418.7

NOTE 3 - Income Taxes

Valuation Allowance Recorded for Deferred Tax Assets

In accordance with generally accepted accounting principles, the Company regularly assesses the need for a valuation allowance for its deferred tax assets. In making that assessment, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, if it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating whether to record a valuation allowance, the applicable accounting standards deem that the existence of cumulative losses in recent years is a significant piece of objectively verifiable negative evidence that must be overcome by objectively verifiable positive evidence to avoid the need to record a valuation allowance. Prior to the start of the second quarter of 2012, the Company had concluded that positive evidence outweighed negative evidence, and no valuation allowance was necessary for the Company’s federal and most of its state deferred tax assets. At the end of the second quarter ended June 30, 2012, the Company concluded that, from an accounting perspective, the negative evidence outweighed the positive evidence as of June 30, 2012, as a result of developments during the second quarter. In accordance with that conclusion, the Company recorded a non-cash charge to income tax expense in the second quarter of 2012 in the amount of $736.0 by establishing a valuation allowance for its deferred tax assets. In determining the appropriate amount of the valuation allowance, the accounting standards allow the Company to consider the timing of future reversal of its taxable temporary differences and available tax strategies that, if implemented, would result in realization of deferred tax assets. Due to the negative evidence associated with developments that occurred in the quarter ended June 30, 2012 disclosed below, the Company was no longer allowed under those accounting standards to consider future income projections exclusive of the reversing temporary differences. Set forth below is a more-detailed explanation of the key factors that led to that second quarter accounting recognition.

Significant developments during the quarter ended June 30, 2012 that generally resulted in decreases in the positive factors and increases in the negative factors affecting the Company’s assessment of the need for a valuation allowance included the following:

•	an unforeseen, significant decrease in spot market selling prices for carbon steel near the end of the second quarter of 2012, resulting in greater pressure on margins of the Company;

•
increased competition in the United States from (a) imports (primarily from China, Korea and Russia) and (b) non-sustainable pricing practices by certain competitors in bankruptcy or with new or expanded production capacity in the United States, which was likely to continue the downward pressure on selling prices;

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

The aggregate effect of the deterioration in the economies of Western Europe and the slowdown in the Chinese economy had caused a significant oversupply of steel in foreign markets relative to demand. This factor and other general macroeconomic trends, such as a strengthening U.S. dollar compared to the euro and a relatively better U.S. economy than the European economy, have made the United States a more attractive market for foreign competitors and increased foreign imports into the United States. The resulting combination of increased imports, a slower-than-expected economic recovery in the United States, and non-sustainable pricing practices by certain competitors in bankruptcy or with new or expanded production capacity had caused significant downward pressure on spot market selling prices. Further, declines in scrap steel pricing benefited input costs for mini-mill steel producers more than integrated producers such as AK Steel. In addition, these factors contributed to the Company's expectation that it would incur a loss for the third quarter of 2012.

Considering these and other relevant factors, the Company concluded that the negative evidence outweighed the positive evidence and, accordingly, that as of June 30, 2012 it was unable to support for accounting purposes that it was more likely than not to realize all of its federal and state deferred tax assets. The Company considered potential tax-planning strategies that could support the realization of a portion of its federal and state deferred tax assets. It identified the potential change from the LIFO inventory accounting method as such a tax-planning strategy. The Company believes that this strategy is prudent and feasible in order to prevent certain federal and state tax loss carryforwards from expiring unused. In addition, the Company believes that the future reversal of its deferred tax liabilities serves as a source of taxable income supporting realization of a portion of its federal and state deferred tax assets. In accordance with the applicable accounting standards, the Company is unable to use future income projections to support the realization of the deferred tax assets as a consequence of the above conclusion. In light of the foregoing conclusions and tax strategy, the Company recorded a non-cash charge to income tax expense in the amount of $736.0 in the second quarter of 2012 to record a valuation allowance for its deferred tax assets. There were no material changes to these factors and the resulting conclusions as of September 30, 2012.

This accounting treatment has no effect on the ability of the Company to use the loss carryforwards and tax credits in the future to reduce cash tax payments. Federal net operating loss carryforwards do not begin to expire until 2023 and over 90% of those loss carryforwards have more than 17 years remaining before expiration.

Interim Income Tax Provision

The interim income tax provision is determined by estimating the effective income tax rate expected to be applicable for the full fiscal year. The effective income tax rate is dependent upon several factors, such as tax rates in state and foreign jurisdictions and the relative amount of income earned in such jurisdictions. In determining the full year estimate, the Company has also estimated the full-year effect of the change in valuation allowances required based on the current year income (loss) projection and the change in value of the identified tax-planning strategy, which is determined based on the full-year estimate of LIFO income or expense. Included in income tax expense are non-cash charges of $33.1 and $769.1 in the three and nine months ended September 30, 2012, respectively, for changes in the valuation allowance on the Company’s deferred tax assets. As of September 30, 2012 and December 31, 2011, there was a valuation allowance of $791.4 and $22.3, respectively, for the deferred tax assets.

Income taxes recorded through September 30, 2011, were estimated using the discrete method, which was based on actual year-to-date pre-tax income through September 30, 2011. The Company was unable to estimate pre-tax income for the fourth quarter of 2011 with sufficient precision for purposes of the effective tax rate method, which requires consideration of a projection of full-year income.

NOTE 4 - Long-term Debt and Other Financing

At September 30, 2012 and December 31, 2011, the Company’s debt balances, including current portions, were as follows:

	September 30, 2012	December 31, 2011
Credit Facility	$442.0	$250.0
7.625% Senior Notes due May 2020	550.0	550.0
8.375% Senior Notes due April 2022	300.0	—
Industrial Revenue Bonds due 2012 through 2028	101.0	101.5
Unamortized debt discount	(0.8)	(0.8)
Total debt	1,392.2	900.7
Less:
Borrowings under Credit Facility classified as short-term	42.0	250.0
Current portion of long-term debt	0.7	0.7
Total long-term debt	$1,349.5	$650.0

During the period, the Company was in compliance with all the terms and conditions of its debt agreements.

Credit Facility

AK Steel has a $1.1 billion asset-backed revolving credit facility (“Credit Facility”) with a group of lenders that expires in April 2016. Availability under the Credit Facility fluctuates monthly based on the varying levels of eligible collateral. At September 30, 2012, the Company’s eligible collateral, after application of applicable advance rates, was $1,081.0. As of September 30, 2012 and December 31, 2011, there were outstanding Credit Facility borrowings of $442.0 and $250.0, respectively. Availability as of September 30, 2012 was further reduced by $81.2 attributable to outstanding letters of credit, resulting in remaining availability of $557.8. As of September 30, 2012, there was $400.0 of Credit Facility borrowings classified as long-term based on the Company’s intent and ability to refinance the borrowings on a long-term basis by the continued use of the Credit Facility or by future capital markets transactions.

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

NOTE 5 - Pension and Other Postretirement Benefits

The Company provides noncontributory pension and various healthcare and life insurance benefits to most employees and retirees. The pension plan is not fully funded. The Company has contributed $170.2 to the master pension trust for the nine months ended September 30, 2012, which satisfies the Company’s required pension contribution for 2012.

Net periodic benefit cost (income) for pension and other postretirement benefits were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Pension Benefits
Service cost	$0.8	$0.8	$2.4	$2.4
Interest cost	40.1	45.1	120.2	135.5
Expected return on assets	(47.4)	(51.7)	(141.0)	(155.6)
Amortization of prior service cost	1.1	1.2	3.0	3.2
Amortization of (gain) loss	6.1	4.7	18.3	14.1
Net periodic benefit cost (income)	$0.7	$0.1	$2.9	$(0.4)

Other Postretirement Benefits
Service cost	$1.2	$1.1	$3.4	$3.2
Interest cost	7.9	9.4	23.7	28.6
Settlement gain related to Middletown Retiree Settlement	—	—	—	(14.0)
Amortization of prior service cost (credit)	(19.4)	(19.2)	(58.0)	(57.5)
Reversal of prior amortization related to Butler Retiree Settlement	—	—	—	14.2
Amortization of (gain) loss	—	(0.3)	—	(0.8)
Net periodic benefit cost (income)	$(10.3)	$(9.0)	$(30.9)	$(26.3)

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

In January 2011, the Company reached a final settlement agreement (the “Butler Retiree Settlement”) of a class action filed on behalf of certain retirees from the Company’s Butler Works relating to the Company’s OPEB obligations to such retirees (the “Class Members”). Pursuant to the Butler Retiree Settlement, AK Steel agreed to continue to provide company-paid health and life insurance to Class Members through December 31, 2014, and to make combined lump sum payments totaling $91.0 to a VEBA trust and to plaintiffs’ counsel. AK Steel agreed to make three cash contributions to the VEBA trust as follows: $21.4 on August 1, 2011, and $31.7 on July 31, 2012, both which have been paid; and $27.6 on July 31, 2013. The balance of the lump sum payments was paid to plaintiffs’ attorneys on August 1, 2011, to cover plaintiffs’ obligations with respect to attorneys’ fees. Effective January 1, 2015, AK Steel will transfer to the VEBA trust all OPEB obligations owed to the Class Members under the Company’s applicable health and welfare plans and will have no further liability for any claims incurred by the Class

Members after December 31, 2014, relating to their OPEB obligations. The VEBA trust will be utilized to fund all such future OPEB obligations to the Class Members. Trustees of the VEBA trust will determine the scope of the benefits to be provided to the Class Members. The effect of the settlement on the Company’s total OPEB liability (prior to any funding of the VEBA trust created under the terms of the settlement) was an increase in that liability of approximately $29.6 in the first quarter of 2011. With respect to this increase, a one-time, pre-tax charge of $14.2 was recorded in the first quarter of 2011 to reverse previous amortization of the prior plan amendment. The remaining portion was recognized in other comprehensive income and is being amortized into earnings over approximately five years. The Company’s OPEB liability will be reduced after each of the annual contributions to the VEBA trust under the terms of the Butler Retiree Settlement. In addition, the OPEB liability will be reduced by the ongoing benefit payment amounts through December 31, 2014. For accounting purposes, a settlement of the Company's OPEB obligations will be deemed to have occurred when the Company makes the final benefit payments in 2014.

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

	September 30, 2012	December 31, 2011
Accrued liabilities	$20.0	$22.2
Other non-current liabilities	28.3	30.3

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

As previously reported, on July 27, 2001, AK Steel received a Special Notice Letter from the EPA requesting that AK Steel agree to conduct a Remedial Investigation/Feasibility Study (“RI/FS”) and enter into an administrative order on consent pursuant to Section 122 of CERCLA regarding the former Hamilton Plant located in New Miami, Ohio. The Hamilton Plant ceased operations in 1990, and all of its former structures have been demolished and removed. Although AK Steel did not believe that a site-wide RI/FS was necessary or appropriate, in April 2002, it entered into a mutually agreed-upon administrative order on consent to perform such an investigation and study of the Hamilton Plant site. The site-wide investigation portion of the RI/FS has been submitted. The study portion is projected to be completed in 2013 pending approval of the investigation results. AK Steel currently has accrued $0.7 for the remaining cost of the RI/FS. Until the RI/FS is completed, AK Steel cannot reliably estimate the additional costs, if any, associated with any potentially required remediation of the site or the timeframe during which these potential costs would be incurred.

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

As previously reported, on July 23, 2007, and on December 9, 2008, the EPA issued Notices of Violation (“NOVs”) with respect to the coke plant at AK Steel’s Ashland Works (the “Ashland Coke Plant”) alleging violations of pushing and combustion stack limits. Additionally, on November 9, 2011, the EPA issued an NOV associated with self-reported deviations from 2008 through 2010. In 2007, the Company began investigating the pushing and combustion stack claims and working with the EPA to attempt to resolve them through the negotiation of a Consent Decree that assumed the Ashland Coke Plant would continue to operate. On June 21, 2011, however, the Company permanently ceased production at the Ashland Coke Plant. The Company will continue to negotiate a Consent Decree with the EPA in an attempt to resolve all of these NOVs, but as a consequence of the shutdown, the nature of the negotiations with the EPA has changed. The Company anticipates that the focus now will be on the civil penalty associated with the alleged violations. AK Steel believes it will reach a settlement in this matter, but it cannot be certain that a settlement will be reached and cannot reliably estimate at this time how long it will take to reach a settlement or what all of its terms might be. AK Steel will vigorously contest any claims which cannot be resolved through a settlement.

On September 26, 2012, the EPA issued an order under Section 3013 of RCRA requiring the Company to develop a plan for investigation of four areas at AK Steel’s Ashland Works Coke Plant. A site investigation plan is currently being developed. AK Steel cannot reliably estimate at this time how long it will take to complete this site investigation. AK Steel currently has accrued approximately $0.4 for the projected cost of the study. Until the site investigation is completed, AK Steel cannot reliably estimate the additional costs, if any, associated with any potentially required remediation of the site or the timeframe during which these potential costs would be incurred.

As previously reported, on August 3, 2011, September 29, 2011, and June 28, 2012, the EPA issued NOVs with respect to the coke plant at AK Steel’s Middletown Works alleging violations of pushing and combustion stack limits. The Company is investigating these claims and is working with the EPA to attempt to resolve them. AK Steel believes it will reach a settlement in this matter, but it cannot be certain that a settlement will be reached and cannot reliably estimate at this time how long it will take to reach a settlement or what all of its terms might be. AK Steel will vigorously contest any claims which cannot be resolved through a settlement. Until it has reached a settlement with the EPA or the claims that are the subject of the NOVs are otherwise resolved, AK Steel cannot reliably estimate the costs, if any, associated with any potentially required operational changes at the batteries or the timeframe over which any potential costs would be incurred.

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

As previously reported, on June 29, 2000, the United States filed a complaint on behalf of the EPA against AK Steel in the U.S. District Court for the Southern District of Ohio (the “Court”), Case No. C-1-00530, for alleged violations of the Clean Air Act, the Clean Water Act and RCRA at the Middletown Works. Subsequently, the State of Ohio, the Sierra Club and the National Resources Defense Council intervened. On May 15, 2006, a Consent Decree in Partial Resolution of Pending Claims (the “Consent Decree”) was entered by the Court. Under the Consent Decree, the Company paid a civil penalty and performed a supplemental environmental project to remove ozone-depleting refrigerants from certain equipment. The Company further agreed to undertake a comprehensive RCRA facility investigation at its Middletown Works and, as appropriate, complete a corrective measures study. In accordance with the Consent Decree, the Company also is in the process of implementing certain RCRA corrective action interim measures to address polychlorinated biphenyls (“PCBs”) in sediments and soils relating to Dicks Creek and certain other specified surface waters, adjacent floodplain areas, and other previously identified geographic areas. The Company has completed the remedial activity at Dicks Creek that was planned for 2010, but additional work remains to be performed. The Company was required to obtain new or modified permits for the work to be performed in 2011, including a modification of the existing pre-construction notification from the United States Army Corps of Engineers (“ACE”) under Nationwide Permit (“NWP”) 38 for the remedial work to be performed in the floodplain at Dicks Creek. The Company timely submitted the NWP 38 application on March 7, 2011. ACE, however, did not issue the required permit to begin the planned floodplain work in 2011. On May 8, 2012, ACE issued the NWP 38 and the phase originally planned for 2011 subsequently was initiated by the Company. Additional work will need to be performed after this 2012 phase. The design plan for that additional work, currently planned for 2013, has been unconditionally approved. The Company currently has accrued $15.2 for the cost of known remedial work required under the Consent Decree, which includes the floodplain work planned for 2012 and 2013.

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

As previously reported, on October 20, 2009, William Schumacher filed a purported class action against the AK Steel Corporation Retirement Accumulation Pension Plan, or AK RAPP, and the AK Steel Corporation Benefit Plans Administrative Committee in the United States District Court for the Southern District of Ohio, Case No. 1:09cv794. The complaint alleges that the method used under the AK RAPP to determine lump sum distributions does not comply with ERISA and the Internal Revenue Code and resulted in underpayment of benefits to him and the other class members. The plaintiff and the other purportedly similarly situated individuals on whose behalf the plaintiff filed suit were excluded by the Court in 2005 from similar litigation previously reported and now resolved (the class action litigation filed January 2, 2002 by John D. West) based on previous releases of claims they had executed in favor of the Company. There were a total of 92 individuals who were excluded from the prior litigation and the potential additional distributions to them at issue in the litigation total approximately $3.0, plus potential interest. The defendants filed their answer to the complaint on March 22, 2010. On August 11, 2010, the plaintiff filed his motion for class certification. On January 24, 2011, that motion was granted. On March 15, 2011, the plaintiff filed a motion for partial summary judgment. After being fully briefed, that motion was granted on June 27, 2011. On October 12, 2011, the court issued an opinion addressing the issue of pre-judgment interest in which it held that pre-judgment interest should be calculated using the statutory rate under 28 U.S.C. Section 1961(a). On December 12, 2011, the Court entered a Final Judgment in an amount slightly in excess of $3.0, which includes pre-judgment interest at the statutory rate through that date. That amount has not been accrued. The defendants have filed an appeal from that Final Judgment. The appeal has been briefed and oral argument was held on October 10, 2012. Defendants intend to continue to contest this matter vigorously.

As previously reported, on October 20, 2005, Judith A. Patrick and another plaintiff filed a purported class action against AK Steel and the AK Steel Corporation Benefit Plans Administrative Committee in the United States District Court for the Southern District of Ohio, Case No. 1:05-cv-681 (the “Patrick Litigation”). The complaint alleges that the defendants incorrectly calculated the amount of surviving spouse benefits due to be paid to the plaintiffs under the applicable pension plan. On December 19, 2005, the defendants filed their answer to the complaint. The parties subsequently filed cross-motions for summary judgment on the issue of whether the applicable plan language had been properly interpreted. On September 28, 2007, the United States Magistrate Judge assigned to the case issued a Report and Recommendation in which he recommended that the plaintiffs’ motion for partial summary judgment be granted and that the defendants’ motion be denied. The defendants filed timely objections to the Magistrate’s Report and Recommendation. On March 31, 2008, the court issued an order adopting the Magistrate’s recommendation and granting partial summary judgment to the plaintiffs on the issue of plan interpretation. The plaintiffs’ motion for class certification was granted by the Court on October 27, 2008. The case has proceeded since then with respect to discovery on the issue of damages. In November 2011 the plaintiffs submitted an expert report in which their expert contends that the total damages, excluding interest, for the class could total as much as $28.9. The defendants believe that the damage calculation in the plaintiffs’ expert report is incorrect and intend to contest that calculation. On February 22, 2012, defendants filed a motion to decertify the class with respect to the issue of damages or, in the alternative, require individualized proof of damages. That motion was denied September 25, 2012. Defendants also filed a motion to exclude plaintiffs’ expert report, which also was denied September 5, 2012. Trial previously was scheduled to commence on September 17, 2012, but has been rescheduled to begin January 14, 2013. On May 27, 2009, a case asserting a similar claim was filed against AK Steel by Margaret Lipker in the United States District Court for the Eastern District of Kentucky, Case No. 09-00050 (the “Lipker Litigation”). The Complaint in the Lipker Litigation alleged that AK Steel incorrectly calculated the amount of Ms. Lipker’s surviving spouse benefits due to be paid under the applicable pension plan (which was a different plan from that at issue in the Patrick Litigation). The parties filed cross-motions for summary judgment. On February 23, 2010, the Court in the Lipker Litigation granted plaintiffs’ motion for summary judgment and found that Ms. Lipker is entitled to a surviving spouse benefit of approximately four hundred sixty-three dollars per month. AK Steel appealed that February 23, 2010, decision to the United States Court of Appeals for the Sixth Circuit on March 11, 2010, Case No. 10-5298. The issues in the appeal have been fully briefed by the parties. In addition, counsel representing the plaintiffs in the Patrick Litigation filed an amicus curiae brief on July 20, 2010, on the ground that the decision in the Lipker Litigation could impact the merits of the issues in the Patrick Litigation. The amicus curiae brief requested the Court of Appeals to affirm the district court’s decision in the Lipker Litigation on the issue of plan interpretation and liability. Oral argument in the appeal of the Lipker Litigation occurred on October 5, 2011, but no decision by the Court of Appeals has been issued yet.

As previously reported, in September and October 2008, several companies filed purported class actions in the United States District Court for the Northern District of Illinois, against nine steel manufacturers, including AK Holding. The case numbers for these actions are 08CV5214, 08CV5371, 08CV5468, 08CV5633, 08CV5700, 08CV5942 and 08CV6197. An additional action, case number 10CV04236, was filed in the same federal district court on July 8, 2010. On December 28, 2010 another action, case number 32,321, was filed in state court in the Circuit Court for Cocke County, Tennessee. The defendants removed the Tennessee case to federal court and filed a motion to transfer the case to the Northern District of Illinois. The plaintiffs filed a motion to remand the case back to state court. On March 26, 2012, the United States District Court for the Eastern District of Tennessee denied the plaintiffs’ motion to remand and on March 28, 2012, granted the defendants’ motion to transfer venue of the Tennessee case to the Northern District of Illinois. The plaintiffs in that case filed a petition to file an interlocutory appeal of the district court's decision with the Sixth Circuit Court of Appeals. The defendants have opposed that petition and the parties are awaiting the court's decision on whether to grant that petition. The plaintiffs in the various pending actions are companies which claim to have purchased steel products, directly or indirectly, from one or more of the defendants and they purport to file the actions on behalf of all persons and entities who purchased steel products for delivery or pickup in the United States from any of the named defendants at any time from at least as early as January 2005. The complaints allege that the defendant steel producers have conspired to restrict output and to fix, raise, stabilize and maintain artificially high prices with respect to steel products in the United States. On January 2, 2009, the defendants filed motions to dismiss all of the claims set forth in the Complaints. On June 12, 2009, the court issued an Order denying the defendants’ motions to dismiss. Discovery has commenced. On May 24, 2012, the direct purchaser plaintiffs filed a motion for class certification. A briefing schedule on the motion for class certification has not yet been set. In addition, no trial date has been set. AK Holding intends to contest this matter vigorously.

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

As previously reported, on June 1, 2009, the Chinese Ministry of Commerce (“MOFCOM”) initiated antidumping and countervailing duty investigations of imports of grain-oriented electrical steel (“GOES”) from Russia and the United States. China initiated the investigations based on a petition filed by two Chinese steelmakers. These two steelmakers allege that AK Steel and Allegheny Technologies Inc. of the United States and Novolipetsk Steel of Russia exported GOES to China at less than fair value, and that the production of GOES in the United States has been subsidized by the government. On December 9, 2009, MOFCOM issued its preliminary determination that GOES producers in the United States and Russia had been dumping in the China market and that GOES producers in the United States had received subsidies from the United States government. The Chinese authorities imposed provisional additional duties on future imports of GOES from Russia and/or the United States to China. The duties do not apply to past imports. On or about April 10, 2010, MOFCOM issued a final determination of dumping and subsidizing against GOES producers in the United States and Russia. On September 16, 2010, the United States Trade Representative (the “USTR”) filed a complaint with the World Trade Organization (the “WTO”) against China for violating the WTO’s rules in imposing antidumping and countervailing duties against imports of GOES from the United States. On February 11, 2011, the USTR announced that the United States requested that the WTO establish a dispute settlement panel in this case. On May 10, 2011, the WTO composed the panel (the “Panel”) to decide this case. After conducting several rounds of hearings, on June 15, 2012, the Panel issued its final decision in the case. In its decision, the Panel concluded that China had no legal basis to impose antidumping and countervailing duties on imports of grain-oriented electrical steel from the United States. On July 20, 2012, China filed an appeal of the Panel's decision to the WTO Appellate Body. On October 18, 2012, the Appellate Body affirmed the decisions of the Panel. There are no further appeals available to China and it will be expected to comply with the WTO decision within a reasonable period of time. The tariffs may remain in effect during this time period. If China does not take appropriate steps to come into compliance with the WTO decision within the reasonable period of time, the

United States may ask the WTO for permission to impose trade sanctions against China. AK Steel intends to fully support the USTR in this matter.

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

As previously reported, on April 7, 2011, Ruth Abrams filed a shareholder derivative action against AK Holding, each of the current members of its Board of Directors, and the five officers identified in the AK Holding 2010 Proxy Statement (the “2010 Proxy”) as Named Executive Officers. The action was filed in the United States District Court for the District of Delaware, Case No. 1:11-cv-00297-LPS. The complaint alleges that the director defendants and executive defendants breached fiduciary duties of loyalty and care, that the director defendants committed waste, and that the executive defendants were unjustly enriched. More specifically, it alleges that the 2010 Proxy contained false or misleading statements concerning compliance by AK Holding with Section 162(m) of the Internal Revenue Code and the tax deductibility of certain executive compensation paid to the Named Executive Officers. The Complaint seeks an injunction requiring correction of the allegedly false statements and preventing future awards under certain benefit plans to the five Named Executive Officers. It also seeks an equitable accounting, disgorgement in favor of AK Holding for certain alleged losses, and an award of attorneys’ fees and expenses. The defendants filed motions to dismiss the Complaint on July 1, 2011. However, prior to completion of the briefing on defendants’ motions, Abrams filed an Amended Complaint on September 2, 2011 adding a derivative claim under Section 14(a) of the Securities Exchange Act and adding and deleting certain allegations as to why plaintiff contends certain executive compensation plans did not comply with Section 162(m) of the Internal Revenue Code and the relevant Treasury Regulations. On November 11, 2011, the defendants filed motions to dismiss the Amended Complaint. Briefing on those motions is completed. On August 21, 2012, the court granted the defendants' motions and dismissed the Amended Complaint without prejudice. On September 4, 2012, Abrams filed a Second Amended Complaint, adding a new direct claim for coercion and adding and deleting certain factual allegations. On October 2, 2012, the defendants filed motions to dismiss the second amended complaint. Briefing on those motions is not yet completed. The defendants intend to continue to contest this matter vigorously. Discovery has not commenced and no trial date has been set.

Zanesville Works Retiree Healthcare Benefits Litigation

As previously reported, on December 15, 2011, four former members of the Zanesville Armco Independent Organization, now the United Autoworkers Union, filed a purported class action against AK Steel in the United States District Court for the Southern District of Ohio, Case No. 1-11CV00877 (the “Zanesville Retiree Action”), alleging that AK Steel did not have a right to make changes to their healthcare benefits. The named plaintiffs in the Zanesville Retiree Action sought, among other things, injunctive relief for themselves and the other members of a proposed class, including an order retroactively rescinding certain changes to retiree healthcare benefits negotiated by AK Steel with its union. The proposed class the plaintiffs seek to represent consists of all individuals who worked at AK Steel’s Zanesville Works under collective bargaining agreements negotiated between the union and AK Steel, or a predecessor of AK Steel, and who retired from such employment between 1960 and May 20, 2006 and whose negotiated health and related benefits have been or may be improperly modified, amended or terminated by AK Steel. The proposed class also includes the spouses, surviving spouses and/or eligible dependents of those retirees. On December 15, 2011, plaintiffs also filed a motion for preliminary injunction, seeking to prevent certain scheduled January 2012 changes to retiree healthcare for members of the purported class from taking effect. Because of timing issues, the proposed changes were implemented in January 2012. By mutual agreement of the parties, however, AK Steel has agreed effective February 1, 2012 and continuing through at least July 31, 2012 to re-institute the contribution rates in effect in 2011 for all Zanesville retirees who retired between February 1, 1984 and May 19, 2006. As a result of that interim agreement, the Plaintiffs’ motion for preliminary injunction was dismissed without prejudice as moot on December 23, 2011.

In the third quarter of 2012, the Company reached a tentative settlement agreement (“Class Settlement”) with the retirees who initiated the litigation. The participants in the Class Settlement consist generally of all retirees, as well as their spouses, surviving spouses and/or eligible dependents, of those retirees in the proposed class as set forth above (collectively referred to hereinafter as “Class Members”). Pursuant to the Class Settlement, AK Steel will provide company-paid health and life insurance to Class Members through December 31, 2015, at the premium rates that were in effect in 2010. The Company also will make combined lump sum payments totaling $10.6 to a Voluntary Employees Beneficiary Association trust (the “VEBA Trust)” and to plaintiffs' counsel. More specifically, AK Steel will make three cash contributions to the VEBA Trust as follows: $3.1 on July 1, 2013; $3.1 on July 1, 2014; and $3.1 on July 1, 2015. The balance of the $10.6 will be paid to plaintiff's attorneys to cover plaintiffs' obligations with respect to attorneys' fees. Effective January 1, 2016, AK Steel will transfer to the VEBA Trust all OPEB obligations owed to the Class Members under the Company's applicable health and welfare plans and will have no further liability for any claims incurred by Class Members after December 31, 2015, relating to their OPEB obligations. The VEBA Trust will be utilized to fund all such future OPEB obligations to the Class Members. Trustees of the VEBA will determine the scope of the benefits to be provided to the Class Members.

The Class Settlement is subject to final approval by the Court. In connection with the settlement, on September 13, 2012, the plaintiffs filed an unopposed Motion for an Order Conditionally Certifying Classes, and the parties filed a Joint Motion for Preliminary Approval of Class Action Settlement and Proposed Class Notice. On September 18, 2012, the Court held a hearing on these motions and issued orders granting both motions on September 19, 2012. Notice of the settlement was sent to all Class Members on September 28, 2012. The Class Members will be given the opportunity to object to the settlement in writing and at a hearing conducted by the Court to determine whether to approve the settlement. The deadline for filing objections to the settlement is November 12, 2012. A fairness hearing with respect to the settlement has been scheduled for December 21, 2012. The Court will decide after that hearing whether or not to grant final approval of the settlement.

If the Court does grant final approval of the settlement, a judgment (“Judgment”) approving the settlement will be entered. The Judgment may be appealed to the United States Court of Appeals for the Sixth Circuit. If such an appeal is still pending at the time a payment is due from AK Steel to the VEBA Trust under the terms of a settlement, the payment will not occur until the Judgment approving the settlement is final and not subject to further appeals or judicial review. If the Judgment is not approved on appeal, the Zanesville Retiree Action would return to the trial court and the parties would continue to litigate whether the Company has a right to reduce OPEB benefits provided to any Class Members as to whom the settlement no longer applies.

Once the settlement is final and no longer subject to appeal, the Company's only remaining liability with respect to the OPEB obligations to the Class Members will be to provide existing company-paid health and life insurance to Class Members through December 31, 2015, and to contribute the payments due to the VEBA Trust under the settlements. The Company will have no other liability or responsibility with respect to OPEB obligations to the Class Members. Based on current valuation assumptions, the Company's total OPEB liability (prior to any funding of the VEBA Trust) is projected to increase by approximately $3.0, and there would be a one-time charge of approximately $3.8 for legal fees and the reversal of previous amortization of the prior plan amendment. The remaining portion of the plan amendment would be amortized over approximately two years.

NOTE 7 - Share-based Compensation

AK Holding’s Stock Incentive Plan permits the granting of nonqualified stock option, restricted stock, performance share and restricted stock unit awards to Directors, officers and other employees of the Company. The following table summarizes information about share-based compensation expense, which the Company has estimated will be $14.5 for 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
Share-based Compensation Expense	2012	2011	2012	2011
Stock options	$0.1	$0.4	$2.2	$1.9
Restricted stock	0.6	1.0	4.7	4.9
Restricted stock units issued to Directors	0.2	0.3	0.6	0.7
Performance shares	1.4	1.2	4.5	4.3
Total share-based compensation expense	$2.3	$2.9	$12.0	$11.8

The Company granted stock options on 495,650 shares during the nine months ended September 30, 2012, at a weighted-average fair value of $4.31 per share of stock option. There have been no options exercised in 2012.

The Company granted restricted stock awards of 527,060 shares during the nine months ended September 30, 2012, at a weighted-average fair value of $8.79 per share. The total fair value of restricted stock awards that vested (i.e., restrictions lapsed) during the nine months ended September 30, 2012, was $6.9.

The Company granted performance share awards of 577,450 shares during the nine months ended September 30, 2012, at a weighted-average fair value of $9.90 per share.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss) attributable to AK Steel Holding Corporation	$(60.9)	$(3.5)	$(796.9)	$38.3
Less: distributed earnings to common stockholders and holders of certain stock compensation awards	—	5.5	11.0	16.5
Undistributed earnings (loss)	$(60.9)	$(9.0)	$(807.9)	$21.8

Common stockholders earnings—basic and diluted:
Distributed earnings to common stockholders	$—	$5.5	$11.0	$16.5
Undistributed earnings (loss) to common stockholders	(60.6)	(9.1)	(804.9)	21.6
Common stockholders earnings (loss)—basic and diluted	$(60.6)	$(3.6)	$(793.9)	$38.1

Common shares outstanding (weighted-average shares in millions):
Common shares outstanding for basic earnings per share	110.2	109.8	110.1	109.8
Effect of dilutive stock-based compensation	—	—	—	0.1
Common shares outstanding for diluted earnings per share	110.2	109.8	110.1	109.9

Basic and diluted earnings per share:
Distributed earnings	$—	$0.05	$0.10	$0.15
Undistributed earnings (loss)	(0.55)	(0.08)	(7.31)	0.20
Basic and diluted earnings (loss) per share	$(0.55)	$(0.03)	$(7.21)	$0.35

Potentially issuable common shares (in millions) excluded from earnings per share calculation due to anti-dilutive effect	2.0	1.1	2.0	0.9

NOTE 9 - Variable Interest Entities

SunCoke Middletown

The Company is a party to supply contracts with Middletown Coke Company, LLC (“SunCoke Middletown”), an affiliate of SunCoke Energy, Inc., to provide the Company with about 550,000 tons of metallurgical-grade lump coke and approximately 45 megawatts of electrical power annually. Under those agreements, the Company will purchase all of the coke and electrical power generated from a new plant, which began operations in the fourth quarter of 2011, through at least 2031. Even though the Company has no ownership interest in SunCoke Middletown, because the Company has committed to purchase all of the expected production from the facility, SunCoke Middletown is deemed to be a variable interest entity and the Company has been determined to be the primary beneficiary. Thus, the financial results of SunCoke Middletown are required to be consolidated with the results of the Company. Included in the Company’s Condensed Consolidated Statements of Operations were operating profit (loss) and income (loss) before taxes related to SunCoke Middletown of $13.2 and $(4.4) for the three months ended September 30, 2012 and 2011, respectively, and $31.7 and $(5.9) for the nine months ended September 30, 2012 and 2011, respectively.

Magnetation LLC

In October 2011, AK Steel entered into its Magnetation LLC joint venture (“Magnetation”) with Magnetation, Inc. (“the JV Partner”) whereby AK Steel acquired a 49.9% interest in Magnetation. Magnetation utilizes advanced magnetic separation technology to recover iron ore from existing stockpiles of previously-mined material. The Company has determined that Magnetation is a variable interest entity and that the JV Partner is the primary beneficiary. For purposes of determining the primary beneficiary of the variable interest entity, the Company concluded that the JV Partner has the power to direct the activities that most significantly affect Magnetation’s economic performance. These activities are primarily related to the operating contracts between Magnetation and the JV Partner, including acquisition of iron ore resources, management administrative services (including management supervision, accounting, human resources, tax and information technology services), sales and marketing activities, licensing of significant technology to Magnetation and construction services. Further, the JV Partner would receive a majority of the expected returns and absorb a majority of the expected losses of Magnetation. Thus, because AK Steel is not the primary beneficiary of Magnetation, the Company accounts for its investment under the equity method of accounting. Included in other income (expense) was the Company’s share of income related to Magnetation of $4.6 and $4.2 for the three and nine months ended September 30, 2012, respectively. As of September 30, 2012, the Company’s carrying cost of the investment exceeded its share of the underlying equity in net assets of Magnetation, recorded using historical carrying amounts, by $75.7. This difference is being amortized through equity in earnings and is included in the above amounts.

The terms of the agreements governing the joint venture provide that once Magnetation had achieved certain benchmarks with respect to production output and per ton cost of concentrate, AK Steel would be obligated to make a final Phase I capital contribution to Magnetation. However, in the third quarter of 2012 AK Steel elected to accelerate a portion of this $47.5 contribution and contributed $25.0 to Magnetation. These funds were used by Magnetation almost entirely to make downpayments on long lead-time items for Magnetation’s iron ore pelletizing plant to be constructed in Phase II of the joint venture. The rationale for these accelerated contributions is the Company’s belief that Magnetation has the opportunity to achieve an accelerated schedule for completing the pellet plant and realizing the financial benefits sooner than previously anticipated. Securing orders for the necessary long lead-time items was the first critical step toward that goal. In early October 2012, Magnetation notified AK Steel that it had accomplished the Phase I benchmarks and the Company expects to make its final Phase I contribution of $22.5 to Magnetation in the fourth quarter of 2012.

Vicksmetal/Armco Associates

The Company indirectly owns a 50% interest in Vicksmetal/Armco Associates (“VAA”), a joint venture with Vicksmetal Company, which is owned by Sumitomo Corporation. VAA slits electrical steel primarily for AK Steel, though also for third parties. AK Steel has determined that VAA meets the definition of a variable interest entity and the financial results of VAA are consolidated with the results of the Company, as the primary beneficiary.

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

•
Level 2 inputs are inputs, other than quoted prices, that are directly or indirectly observable for the asset or liability. Level 2 inputs include model-generated values that rely on inputs either directly observed or readily-derived from available market data sources, such as Bloomberg or other news and data vendors. Level 2 prices include quoted prices for similar assets or liabilities in active markets, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates and yield curves observable at commonly quoted intervals or current market) and contractual prices for the underlying financial instrument, as well as other relevant economic factors. Fair values of the Company’s natural gas, electric, and nickel derivative contracts and foreign currency forward contracts are generated using forward prices that are derived from observable futures prices relating to the respective commodity or currency from sources such as the New York Mercantile Exchange (NYMEX) or the London Metal Exchange (LME). In cases where the derivative is an option contract (including caps, floors and collars), the Company’s valuations reflect adjustments made to valuations generated by the derivatives’ counterparty. After validating that the counterparty’s assumptions relating to implied volatilities are in line with an independent source for these implied volatilities, the Company discounts these model-generated future values with discount factors designed to reflect the credit quality of the party obligated to pay under the derivative contract. While differing discount rates applied to different contracts as a function of differing maturities and different counterparties, as of September 30, 2012, a spread over benchmark interest rates of 3.5% or less was used for contracts valued as liabilities, while the spread over benchmark rates of less than 1.5% was used for derivatives valued as assets. The Company has estimated the fair value of long-term debt based upon quoted market prices for the same or similar issues or on the current interest rates available to the Company for debt of similar terms and maturities.

•
Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. This level of categorization is not applicable to the Company’s valuations on a normal recurring basis.

The following fair value table presents information about the fair value of the Company’s assets and liabilities measured on a recurring basis as of the dates indicated:

	September 30, 2012			December 31, 2011
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets measured at fair value
Other non-current assets—
Available for sale investments—marketable securities	$27.4	$—	$27.4	$29.6	$—	$29.6
Other current assets:
Foreign exchange contracts	—	—	—	—	1.0	1.0
Commodity hedge contracts	—	0.7	0.7	—	—	—
Assets measured at fair value	$27.4	$0.7	$28.1	$29.6	$1.0	$30.6

Liabilities measured at fair value
Accrued liabilities:
Foreign exchange contracts	$—	$(0.5)	$(0.5)	$—	$—	$—
Commodity hedge contracts	—	(10.1)	(10.1)	—	(21.6)	(21.6)
Other non-current liabilities—commodity hedge contracts	—	(0.2)	(0.2)	—	—	—
Liabilities measured at fair value	$—	$(10.8)	$(10.8)	$—	$(21.6)	$(21.6)

Liabilities measured at other than fair value
Long-term debt, including current portions:
Fair value	—	(1,278.0)	(1,278.0)	—	(887.8)	(887.8)
Carrying amount	—	(1,392.2)	(1,392.2)	—	(900.7)	(900.7)

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

The Company had the following outstanding commodity price swaps and options and forward foreign exchange contracts as of September 30, 2012 and December 31, 2011:

Commodity	September 30, 2012	December 31, 2011
Nickel (in lbs)	627,700	545,500
Natural gas (in MMBTUs)	7,700,000	28,700,000
Zinc (in lbs)	7,500,000	21,000,000
Electricity (in MWHs)	25,600	—
Iron ore (in metric tons)	990,000	294,000
Foreign exchange contracts (in euros)	€15,690,000	€13,050,000

The following table presents the fair value of derivative instruments in the Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011:

Asset (liability)	September 30, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Other current assets—commodity contracts	$0.5	$—
Accrued liabilities—commodity contracts	(9.2)	(19.4)
Other non-current liabilities—commodity contracts	(0.2)	—

Derivatives not designated as hedging instruments:
Other current assets:
Foreign exchange contracts	—	1.0
Commodity contracts	0.2	—
Accrued liabilities:
Foreign exchange contracts	(0.5)	—
Commodity contracts	(0.9)	(2.2)

The following table presents gains (losses) on derivative instruments included in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
Gain (loss)	2012	2011	2012	2011
Derivatives in cash flow hedging relationships—
Commodity contracts:
Reclassified from accumulated other comprehensive income (loss) into cost of products sold (effective portion)	$(11.3)	$1.9	$(31.9)	$(3.4)
Recognized in cost of products sold (ineffective portion and amount excluded from effectiveness testing)	(0.7)	(3.5)	(0.7)	(5.9)

Derivatives not designated as hedging instruments:
Foreign exchange contracts—recognized in other income (expense)	(0.9)	1.4	(1.6)	1.5
Commodity contracts—recognized in cost of products sold	1.1	(6.6)	0.2	(6.5)

The following table lists the duration of the derivatives and the amount of gains (losses) expected to be reclassified into cost of products sold within the next twelve months for the Company’s existing commodity contracts that qualify for hedge accounting:

Commodity Hedge	Settlement Dates	Gains (losses)
Natural gas	October 2012 to December 2012	$(1.2)
Zinc	October 2012 to December 2012	0.4
Electricity	October 2012 to December 2012	0.1
Iron ore	October 2012 to December 2013	(6.8)

NOTE 12 - Supplemental Cash Flow Information

The following table presents the net cash paid (received) during the period for interest, net of capitalized interest, and income taxes:

	Nine Months Ended September 30,
	2012	2011
Net cash paid (received) during the period for:
Interest, net of capitalized interest	$31.2	$21.0
Income taxes	0.8	(0.5)

Included in net cash flows from operations was cash provided by (used by) SunCoke Middletown of $12.0 and $(17.1) for the nine months ended September 30, 2012 and 2011, respectively. Net borrowings under the Credit Facility for the nine months ended September 30, 2012 consist of proceeds from borrowings under the Credit Facility classified as long-term of $400.0 and repayment of borrowings under the Credit Facility classified as short-term of $208.0.

The Company had non-cash capital investments during the nine months ended September 30, 2012 and 2011, that had not been paid as of the end of the respective period. These amounts are included in accounts payable and accrued liabilities and have been excluded from the Condensed Consolidated Statements of Cash Flows. The Company also granted restricted stock to certain employees and restricted stock units to directors under the Stock Incentive Plan. The amounts of non-cash investing and financing activities for the nine months ended September 30, 2012 and 2011, were as follows:

	Nine Months Ended September 30,
	2012	2011
Capital investments	$9.2	$9.0
Capital investments—SunCoke Middletown	—	23.3
Issuance of restricted stock and restricted stock units	5.2	5.6

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

NOTE 14 - Equity Investees

The Company has investments in several businesses accounted for using the equity method of accounting. These investees are Combined Metals of Chicago, LLC, Magnetation LLC and Rockport Roll Shop LLC.  Summarized operating data for all investees is presented as follows:

	Nine Months Ended September 30,
	2012	2011
Revenue	$220.7	$175.6
Gross profit	36.7	30.9
Net income	22.6	19.4

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

Condensed Statements of Operations
Three Months Ended September 30, 2012

	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
Net sales	$—	$1,409.2	$224.8	$(170.5)	$1,463.5
Cost of products sold (exclusive of items shown below)	—	1,365.9	182.8	(163.7)	1,385.0
Selling and administrative expenses (exclusive of items shown below)	0.9	52.5	9.4	(10.9)	51.9
Depreciation	—	43.3	4.9	—	48.2
Pension and OPEB expense (income)	—	(9.6)	—	—	(9.6)
Total operating costs	0.9	1,452.1	197.1	(174.6)	1,475.5
Operating profit (loss)	(0.9)	(42.9)	27.7	4.1	(12.0)
Interest expense	—	22.2	0.2	—	22.4
Other income (expense)	—	(2.1)	7.8	—	5.7
Income (loss) before income taxes	(0.9)	(67.2)	35.3	4.1	(28.7)
Income tax provision (benefit)	—	8.5	13.6	1.7	23.8
Equity in net income (loss) of subsidiaries	(60.0)	15.7	—	44.3	—
Net income (loss)	(60.9)	(60.0)	21.7	46.7	(52.5)
Less: net income (loss) attributable to noncontrolling interests	—	—	8.4	—	8.4
Net income (loss) attributable to AK Steel Holding Corporation	$(60.9)	$(60.0)	$13.3	$46.7	$(60.9)
Comprehensive income (loss)	$(69.1)	$(68.2)	$22.4	$54.2	$(60.7)

Condensed Statements of Operations
Three Months Ended September 30, 2011

	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
Net sales	$—	$1,529.1	$193.0	$(136.3)	$1,585.8
Cost of products sold (exclusive of items shown below)	—	1,443.6	161.3	(122.3)	1,482.6
Selling and administrative expenses (exclusive of items shown below)	1.0	54.1	11.2	(11.7)	54.6
Depreciation	—	44.5	1.6	—	46.1
Pension and OPEB expense (income)	—	(8.9)	—	—	(8.9)
Total operating costs	1.0	1,533.3	174.1	(134.0)	1,574.4
Operating profit (loss)	(1.0)	(4.2)	18.9	(2.3)	11.4
Interest expense	—	13.5	—	—	13.5
Other income (expense)	—	(2.3)	(1.4)	(1.0)	(4.7)
Income (loss) before income taxes	(1.0)	(20.0)	17.5	(3.3)	(6.8)
Income tax provision (benefit)	(0.5)	(6.9)	7.9	(1.2)	(0.7)
Equity in net income (loss) of subsidiaries	(3.0)	10.1	—	(7.1)	—
Net income (loss)	(3.5)	(3.0)	9.6	(9.2)	(6.1)
Less: net income (loss) attributable to noncontrolling interests	—	—	(2.6)	—	(2.6)
Net income (loss) attributable to AK Steel Holding Corporation	$(3.5)	$(3.0)	$12.2	$(9.2)	$(3.5)
Comprehensive income (loss)	$(18.4)	$(17.9)	$8.1	$7.2	$(21.0)

Condensed Statements of Operations
Nine Months Ended September 30, 2012

	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
Net sales	$—	$4,319.0	$705.4	$(513.8)	$4,510.6
Cost of products sold (exclusive of items shown below)	—	4,095.7	578.5	(487.8)	4,186.4
Selling and administrative expenses (exclusive of items shown below)	3.6	161.7	26.8	(33.6)	158.5
Depreciation	—	130.6	14.3	—	144.9
Pension and OPEB expense (income)	—	(28.0)	—	—	(28.0)
Total operating costs	3.6	4,360.0	619.6	(521.4)	4,461.8
Operating profit (loss)	(3.6)	(41.0)	85.8	7.6	48.8
Interest expense	—	59.8	0.6	—	60.4
Other income (expense)	—	(7.4)	9.3	—	1.9
Income (loss) before income taxes	(3.6)	(108.2)	94.5	7.6	(9.7)
Income tax provision (benefit)	—	727.6	36.6	3.1	767.3
Equity in net income (loss) of subsidiaries	(793.3)	42.5	—	750.8	—
Net income (loss)	(796.9)	(793.3)	57.9	755.3	(777.0)
Less: net income (loss) attributable to noncontrolling interests	—	—	19.9	—	19.9
Net income (loss) attributable to AK Steel Holding Corporation	$(796.9)	$(793.3)	$38.0	$755.3	$(796.9)
Comprehensive income (loss)	$(821.8)	$(818.2)	$58.2	$779.9	$(801.9)

Condensed Statements of Operations
Nine Months Ended September 30, 2011

	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
Net sales	$—	$4,756.0	$569.0	$(366.2)	$4,958.8
Cost of products sold (exclusive of items shown below)	—	4,441.5	475.9	(332.2)	4,585.2
Selling and administrative expenses (exclusive of items shown below)	3.6	168.3	26.6	(36.9)	161.6
Depreciation	—	134.6	4.7	—	139.3
Pension and OPEB expense (income)	—	(26.7)	—	—	(26.7)
Total operating costs	3.6	4,717.7	507.2	(369.1)	4,859.4
Operating profit (loss)	(3.6)	38.3	61.8	2.9	99.4
Interest expense	—	33.7	—	—	33.7
Other income (expense)	—	(5.7)	6.4	(2.0)	(1.3)
Income (loss) before income taxes	(3.6)	(1.1)	68.2	0.9	64.4
Income tax provision (benefit)	(1.4)	3.5	27.2	0.3	29.6
Equity in net income (loss) of subsidiaries	40.5	45.1	—	(85.6)	—
Net income (loss)	38.3	40.5	41.0	(85.0)	34.8
Less: net income (loss) attributable to noncontrolling interests	—	—	(3.5)	—	(3.5)
Net income (loss) attributable to AK Steel Holding Corporation	$38.3	$40.5	$44.5	$(85.0)	$38.3
Comprehensive income (loss)	$(9.8)	$(7.6)	$41.0	$(36.9)	$(13.3)

Condensed Balance Sheets
September 30, 2012

	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$27.3	$19.8	$—	$47.1
Accounts receivable, net	—	579.8	91.9	(106.1)	565.6
Inventory, net	—	611.5	125.4	(9.1)	727.8
Deferred tax assets, current	—	32.4	0.3	—	32.7
Other current assets	0.2	30.2	3.3	—	33.7
Total current assets	0.2	1,281.2	240.7	(115.2)	1,406.9
Property, plant and equipment	—	5,402.2	582.3	—	5,984.5
Accumulated depreciation	—	(3,857.5)	(85.0)	—	(3,942.5)
Property, plant and equipment, net	—	1,544.7	497.3	—	2,042.0
Other non-current assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	55.6
Investment in Magnetation LLC	—	—	129.6	—	129.6
Investment in affiliates	(2,454.5)	2,454.5	1,243.2	(1,243.2)	—
Inter-company accounts	2,019.8	(4,069.0)	(416.5)	2,465.7	—
Goodwill	—	—	37.1	—	37.1
Deferred tax assets, non-current	—	146.4	0.2	—	146.6
Other non-current assets	—	65.7	37.2	—	102.9
TOTAL ASSETS	$(434.5)	$1,423.5	$1,824.4	$1,107.3	$3,920.7
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Short-term borrowings under credit facility	$—	$42.0	$—	$—	$42.0
Accounts payable	—	583.7	43.4	(23.9)	603.2
Accrued liabilities	—	175.0	10.6	—	185.6
Current portion of long-term debt	—	0.7	—	—	0.7
Current portion of pension and other postretirement benefit obligations	—	125.0	0.4	—	125.4
Total current liabilities	—	926.4	54.4	(23.9)	956.9
Non-current liabilities:
Long-term debt	—	1,349.5	—	—	1,349.5
Pension and other postretirement benefit obligations	—	1,499.5	3.9	—	1,503.4
Other non-current liabilities	—	102.6	422.2	—	524.8
Total non-current liabilities	—	2,951.6	426.1	—	3,377.7
TOTAL LIABILITIES	—	3,878.0	480.5	(23.9)	4,334.6
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(434.5)	(2,454.5)	1,323.3	1,131.2	(434.5)
Noncontrolling interests	—	—	20.6	—	20.6
TOTAL EQUITY (DEFICIT)	(434.5)	(2,454.5)	1,343.9	1,131.2	(413.9)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$(434.5)	$1,423.5	$1,824.4	$1,107.3	$3,920.7

Condensed Balance Sheets
December 31, 2011

	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$19.9	$22.1	$—	$42.0
Accounts receivable, net	—	587.5	69.8	(93.1)	564.2
Inventory, net	—	304.6	122.1	(8.0)	418.7
Deferred tax assets, current	—	216.3	0.2	—	216.5
Other current assets	0.2	31.9	0.9	—	33.0
Total current assets	0.2	1,160.2	215.1	(101.1)	1,274.4
Property, plant and equipment	—	5,377.2	590.0	—	5,967.2
Accumulated depreciation	—	(3,726.9)	(70.1)	—	(3,797.0)
Property, plant and equipment, net	—	1,650.3	519.9	—	2,170.2
Other non-current assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	55.6
Investment in Magnetation LLC	—	—	101.2	—	101.2
Investment in affiliates	(1,589.1)	1,589.1	1,204.3	(1,204.3)	—
Inter-company accounts	1,977.4	(3,207.3)	(401.7)	1,631.6	—
Goodwill	—	—	37.1	—	37.1
Deferred tax assets, non-current	—	716.3	0.2	—	716.5
Other non-current assets	—	64.4	30.5	—	94.9
TOTAL ASSETS	$388.5	$1,973.0	$1,762.2	$326.2	$4,449.9
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Borrowings under credit facility	$—	$250.0	$—	$—	$250.0
Accounts payable	—	525.4	59.4	(1.2)	583.6
Accrued liabilities	—	162.3	10.5	—	172.8
Current portion of long-term debt	—	0.7	—	—	0.7
Current portion of pension and other postretirement benefit obligations	—	129.6	0.4	—	130.0
Total current liabilities	—	1,068.0	70.3	(1.2)	1,137.1
Non-current liabilities:
Long-term debt	—	650.0	—	—	650.0
Pension and other postretirement benefit obligations	—	1,740.7	4.1	—	1,744.8
Other non-current liabilities	—	103.4	437.4	—	540.8
Total non-current liabilities	—	2,494.1	441.5	—	2,935.6
TOTAL LIABILITIES	—	3,562.1	511.8	(1.2)	4,072.7
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	388.5	(1,589.1)	1,261.7	327.4	388.5
Noncontrolling interests	—	—	(11.3)	—	(11.3)
TOTAL EQUITY (DEFICIT)	388.5	(1,589.1)	1,250.4	327.4	377.2
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$388.5	$1,973.0	$1,762.2	$326.2	$4,449.9

Condensed Statements of Cash Flows
Nine Months Ended September 30, 2012

	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
Net cash flows from operating activities	$(2.9)	$(431.6)	$50.7	$(4.1)	$(387.9)
Cash flows from investing activities:
Capital investments	—	(29.7)	(19.6)	—	(49.3)
Investments in acquired businesses	—	—	(38.1)	—	(38.1)
Other investing items, net	—	5.3	(0.7)	—	4.6
Net cash flows from investing activities	—	(24.4)	(58.4)	—	(82.8)
Cash flows from financing activities:
Net borrowings under credit facility	—	192.0	—	—	192.0
Proceeds from issuance of long-term debt	—	373.3	—	—	373.3
Redemption of long-term debt	—	(73.9)	—	—	(73.9)
Debt issuance costs	—	(8.6)	—	—	(8.6)
Purchase of treasury stock	(1.7)	—	—	—	(1.7)
Common stock dividends paid	(11.0)	—	—	—	(11.0)
Inter-company activity	15.6	(19.2)	(0.5)	4.1	—
SunCoke Middletown advances from noncontrolling interest owner	—	—	5.5	—	5.5
Other financing items, net	—	(0.2)	0.4	—	0.2
Net cash flows from financing activities	2.9	463.4	5.4	4.1	475.8
Net increase (decrease) in cash and cash equivalents	—	7.4	(2.3)	—	5.1
Cash and equivalents, beginning of period	—	19.9	22.1	—	42.0
Cash and equivalents, end of period	$—	$27.3	$19.8	$—	$47.1

Condensed Statements of Cash Flows
Nine Months Ended September 30, 2011

	AK Holding	AK Steel	Other	Eliminations	Consolidated Company
Net cash flows from operating activities	$(1.5)	$(366.7)	$11.1	$1.7	$(355.4)
Cash flows from investing activities:
Capital investments	—	(87.8)	(163.4)	—	(251.2)
Other investing items, net	—	1.5	(0.8)	—	0.7
Net cash flows from investing activities	—	(86.3)	(164.2)	—	(250.5)
Cash flows from financing activities:
Net borrowings under credit facility	—	295.0	—	—	295.0
Redemption of long-term debt	—	(0.5)	—	—	(0.5)
Debt issuance costs	—	(9.2)	—	—	(9.2)
Proceeds from exercise of stock options	0.2	—	—	—	0.2
Purchase of treasury stock	(1.4)	—	—	—	(1.4)
Common stock dividends paid	(16.5)	—	—	—	(16.5)
Inter-company activity	19.2	1.7	(19.2)	(1.7)	—
SunCoke Middletown advances from noncontrolling interest owner	—	—	180.3	—	180.3
Other financing items, net	—	(0.1)	—	—	(0.1)
Net cash flows from financing activities	1.5	286.9	161.1	(1.7)	447.8
Net increase (decrease) in cash and cash equivalents	—	(166.1)	8.0	—	(158.1)
Cash and equivalents, beginning of period	—	201.4	15.4	—	216.8
Cash and equivalents, end of period	$—	$35.3	$23.4	$—	$58.7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
(dollars in millions, except per share and per ton data or as otherwise specifically noted)

Results of Operations

The Company’s operations consist primarily of seven steelmaking and finishing plants that produce flat-rolled carbon steels, including premium-quality coated, cold-rolled and hot-rolled products, and specialty stainless and electrical steels that are sold in sheet and strip form.  These products are sold to the automotive, infrastructure and manufacturing, and distributors and converters markets.  The Company sells its carbon products principally to domestic customers.  The Company’s electrical and stainless steel products are sold both domestically and internationally.  The Company’s operations also include two plants operated by AK Tube where flat-rolled carbon and stainless steel is further finished into welded steel tubing, European trading companies that buy and sell steel and steel products and other materials, a 49.9% equity interest in Magnetation, which produces iron ore concentrate from previously-mined ore reserves, and AK Coal, which controls and is developing metallurgical coal reserves in Pennsylvania.

Overview

The challenging domestic and global economic conditions that the Company, and much of the steel industry, faced in the second quarter of 2012 continued in the third quarter and had a negative impact on its financial performance. These conditions included a slower-than-expected economic recovery in the United States and in other parts of the world, continued weakness and greater uncertainty with regard to the economies of Western Europe caused by currency, debt and austerity issues, and a slowdown in the Chinese economy. In addition, there was increased competition in the United States from imports and from domestic producers with new or expanded facilities or under-utilized existing facilities. The aggregate effect of these conditions resulted in a significant oversupply of steel relative to current demand, which led to lower average pricing for most of the Company’s steel products. In addition, declines in scrap steel pricing have benefited input costs for mini-mill steel producers more than for integrated producers such as AK Steel. The Company also continued to experience a decline in electrical steel pricing during the quarter, particularly with regard to international sales, as a result of the weak global economic conditions. Compounding the negative impact of all of these conditions, the Company recorded income tax expense for the third quarter of 2012, despite reporting a net loss for the quarter, as a result of a non-cash change in a tax valuation allowance for the Company’s deferred tax assets.

As a result, in the third quarter of 2012, the Company reported a net loss of $60.9, or $0.55 per diluted share of common stock. Included in that net loss was $33.1, or $0.30 per diluted share, for the non-cash change in the valuation allowance referred to above. Also contributing to the loss was a decline in revenue of approximately 8% from the third quarter of 2011. This was principally attributable to a decline in average selling prices compared to the third quarter of 2011, combined with a slight decline in shipments. The Company’s average selling price for the third quarter of 2012 was $1,073 per ton, a decrease of approximately 7% from the Company’s average selling price of $1,158 per ton for the third quarter of 2011, principally due to lower spot market prices for carbon steel products, reduced raw material surcharges, and a lower value-added product mix. The Company also incurred planned major maintenance outage costs of approximately $28.5 in the third quarter of 2012, primarily related to outages at the Company’s Ashland Works blast furnace and Middletown Works hot strip mill. The Company’s steelmaking raw material and energy costs were lower in the third quarter of 2012 compared to the same period in 2011, primarily as a result of lower costs for carbon scrap, iron ore and energy, partially offset by higher costs for coke. The benefit of the lower raw material costs, however, could not overcome the negative effect of the overall economic, business and tax conditions faced by the Company in the third quarter.

Despite the significant headwinds summarized above, the Company continued to turn in positive performances and developments from its operations during the third quarter of 2012. The Company had another outstanding quarter with regard to both safety and quality. With respect to safety, three of the Company’s seven steelmaking and finishing plants had no OSHA recordable injuries in the first nine months of 2012, and this performance represents a rate of safety performance that would match the Company’s best annual results if continued for the full year. As to quality, the Company was once again identified in a leading independent survey of customers as number one in quality, customer service, on-time delivery, and overall satisfaction for the carbon market as compared to the Company’s integrated carbon competitors. With respect to the specialty steel market, that same survey identified the Company as number one in quality, customer service, and overall satisfaction as compared to the Company’s specialty steel competitors.

Steel Shipments

Total shipments were 1,363,500 tons and 1,368,800 tons for the three months ended September 30, 2012 and 2011, respectively. Total shipments were 4,025,200 tons and 4,288,900 tons for the nine months ended September 30, 2012 and 2011, respectively.

The decline in total shipments in the third quarter of 2012 compared to the prior year was attributable principally to unfavorable spot market and international electrical steel shipments, partially offset by increased automotive shipments. For the three months ended September 30, 2012, value-added products comprised 81.2% of total shipments compared to 81.6% for the three months ended September 30, 2011. For the nine months ended September 30, 2012, value-added products comprised 83.7% of total shipments compared to 83.3% for the nine months ended September 30, 2011. The Company continued to focus on maximizing profitability through product mix adjustments based on current and projected market demands—both domestically and internationally. The following table presents net shipments by product line:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
Value-added Shipments	(tons in thousands)				(tons in thousands)
Stainless/electrical	218.2	16.0%	229.3	16.7%	660.6	16.4%	699.4	16.3%
Coated	572.5	42.0%	577.2	42.2%	1,753.6	43.6%	1,830.3	42.7%
Cold-rolled	285.5	20.9%	278.3	20.3%	848.6	21.1%	941.2	22.0%
Tubular	31.5	2.3%	32.4	2.4%	103.5	2.6%	99.4	2.3%
Subtotal value-added shipments	1,107.7	81.2%	1,117.2	81.6%	3,366.3	83.7%	3,570.3	83.3%
Non Value-added Shipments
Hot-rolled	211.2	15.5%	222.6	16.3%	553.3	13.7%	622.2	14.5%
Secondary	44.6	3.3%	29.0	2.1%	105.6	2.6%	96.4	2.2%
Subtotal non value-added shipments	255.8	18.8%	251.6	18.4%	658.9	16.3%	718.6	16.7%
Total shipments	1,363.5	100.0%	1,368.8	100.0%	4,025.2	100.0%	4,288.9	100.0%

Sales

For the three months ended September 30, 2012, net sales were $1,463.5, an 8% decrease from net sales of $1,585.8 for the three months ended September 30, 2011. For the nine months ended September 30, 2012, net sales were $4,510.6, a 9% decrease from net sales of $4,958.8 for the nine months ended September 30, 2011. The Company’s average selling price for the third quarter of 2012 was $1,073 per ton, a decrease of approximately 7% from the Company’s average selling price of $1,158 per ton for the third quarter of 2011. The Company’s average selling price for the nine months ended September 30, 2012 was $1,120 per ton, a decrease of approximately 3% from the Company’s average selling price of $1,151 per ton for the nine months ended September 30, 2011. The lower average selling price for third quarter 2012 compared to third quarter 2011 was driven principally by lower selling prices for spot market carbon sales, lower selling prices for sales of electrical steel, particularly to the international market, and by reduced raw material surcharges as a result of lower raw material costs. Net sales to customers outside the United States for the three and nine months ended September 30, 2012 totaled $198.4 and $648.0, respectively, compared to $243.6 and $734.5, for the three and nine months ended September 30, 2011, respectively. This decline was primarily the result of weak economic conditions in Europe.

Cost of Products Sold

For the three months ended September 30, 2012, the Company experienced lower steelmaking costs, primarily as a result of lower costs for iron ore, carbon scrap and energy, partially offset by higher costs for coke, compared to the same period in 2011. The Company also experienced lower steelmaking raw material and energy costs in the nine months ended September 30, 2012 compared to the same period in 2011, principally due to lower costs for iron ore, carbon scrap, natural gas and electricity, partly offset by higher costs for coke. LIFO credits of $27.5 and $58.2 were recorded for the three and nine months ended September 30, 2012, respectively, compared to a LIFO credit of $9.5 for the three months ended September 30, 2011 and a LIFO charge of $53.9 for the nine months ended September 30, 2011. The Company had planned major maintenance outage costs of $28.5 and $30.1 in the three and nine months ended September 30, 2012, respectively, while it incurred $1.7 and $13.7 of such costs in the corresponding periods of 2011.

Selling and Administrative Expenses

Selling and administrative expenses for the three and nine months ended September 30, 2012 were $51.9 and $158.5, respectively, compared to $54.6 and $161.6 for the three and nine months ended September 30, 2011, respectively. The decreases were primarily the result of actions taken by the Company to reduce costs. Lower costs incurred by SunCoke Middletown also contributed to the decreases.

Depreciation

Depreciation expense for the three and nine months ended September 30, 2012 was $48.2 and $144.9, respectively, compared to $46.1 and $139.3 for the corresponding periods in 2011. The year-over-year increases were caused by the startup of the SunCoke Middletown facility in late 2011.

Operating Profit (Loss)

The Company reported an operating loss of $12.0 and an operating profit of $48.8 in the three and nine months ended September 30, 2012, respectively. These results compare to operating profit of $11.4 and $99.4 in the three and nine months ended September 30, 2011, respectively. For the nine months ended September 30, 2012, the Company experienced year-over-year decreases in its average selling price, lower sales volumes and higher coke costs, partially offset by decreases in iron ore, carbon scrap and energy costs. Included in operating profit (loss) was operating profit (loss) related to SunCoke Middletown of $13.2 and $(4.4) for the three months ended September 30, 2012 and 2011, respectively, and $31.7 and $(5.9) for the nine months ended September 30, 2012 and 2011, respectively.

Interest Expense

Interest expense for the three and nine months ended September 30, 2012 was $22.4 and $60.4, respectively, compared to $13.5 and $33.7 for the same periods in 2011. The net increase over the comparable periods in 2011 was primarily related to the issuance of the Company’s 8.375% Senior Notes due 2022 (the “2022 Notes”) in March 2012 and higher rates on the tax-exempt fixed-rate IRBs after the refinancing of the IRBs in February 2012. In addition, the capitalized interest credit was lower in the nine months ended September 30, 2012 as a result of the completion of the construction of the new electric arc furnace at the Butler Works in 2011.

Other Income (Expense)

Other income (expense) was $5.7 and $1.9 for the three and nine months ended September 30, 2012, respectively, compared to other income (expense) of $(4.7) and $(1.3) for the three and nine months ended September 30, 2011, respectively. Other income (expense) is primarily related to foreign exchange gains and losses and the Company’s share of income related to Magnetation. Included in other income (expense) was the Company’s share of income related to Magnetation of $4.6 and $4.2 for the three and nine months ended September 30, 2012, respectively.

Income Taxes
Income taxes recorded for the three and nine months ended September 30, 2012, have been estimated based on year-to-date income and projected results for the full year, as well as the expected related change in the valuation allowance. Included in income tax expense are non-cash charges of $33.1 and $769.1 in the three and nine months ended September 30, 2012, respectively, for changes in the valuation allowance on the Company’s deferred tax assets. While accounting rules specify that the deferred tax assets must be written down to the amount supported by a tax-planning strategy and the future reversal of the Company’s deferred tax liabilities, this accounting treatment has no effect on the ability of the Company to use the loss carryforwards and tax credits in the future to reduce cash tax payments. For a more detailed discussion on the valuation allowance, see Note 3 to the condensed consolidated financial statements.

Income taxes recorded for the three and nine months ended September 30, 2011, were estimated using the discrete method, which was based on actual year-to-date pre-tax income through September 30, 2011. The Company was unable to estimate pre-tax income for the fourth quarter of 2011 with sufficient precision for purposes of the effective tax rate method, which requires consideration of a projection of full-year income.

Net Income (Loss)

As a result of the various factors and conditions described above, the Company reported a net loss attributable to AK Steel Holding Corporation in the three months ended September 30, 2012, of $60.9, or $0.55 per diluted share, compared to a net loss of $3.5, or $0.03 per diluted share, in the three months ended September 30, 2011. Included in the net loss attributable to AK Steel for the three months ended September 30, 2012, was $33.1, or $0.30 per diluted share, for a non-cash charge for the change in the valuation allowance on the Company’s deferred tax assets. Adjusted EBITDA (as defined below under Non-GAAP Financial Measures) was $27.2, or $20 per ton, and $59.3, or $43 per ton, for the third quarter of 2012 and 2011, respectively.

For the nine months ended September 30, 2012, net loss attributable to AK Steel Holding Corporation was $796.9, or $7.21 per diluted share, compared to net income of $38.3, or $0.35 per diluted share, in the nine months ended September 30, 2011. Included in the net loss attributable to AK Steel for the nine months ended September 30, 2012, was $769.1, or $6.96 per diluted share, for a non-cash charge for the change in the valuation allowance on the Company’s deferred tax assets. Adjusted EBITDA was $164.4, or $41 per ton, and $253.6, or $59 per ton, for the first nine months of 2012 and 2011, respectively.

Non-GAAP Financial Measures

EBITDA is an acronym for earnings before interest, taxes, depreciation and amortization. It is a metric that is sometimes used to compare the results of different companies by removing the effects of different factors that might otherwise make comparisons inaccurate or inappropriate. For purposes of this report, the Company has made an adjustment to EBITDA in order to exclude the effect of noncontrolling interests. For purposes of this report, “adjusted EBITDA” is defined as net income (loss) attributable to AK Holding, plus income tax provision (benefit), net interest expense, depreciation and amortization. Although adjusted EBITDA is not a financial measure under generally accepted accounting principles (“GAAP”), the Company has presented this financial measure because Management believes that it enhances investors’ understanding of the Company’s financial and operating results. It is not, however, intended as an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP. Adjusted EBITDA is not necessarily comparable to similarly titled measures used by other companies.

Neither current shareholders nor potential investors in the Company’s securities should rely on adjusted EBITDA as a substitute for any GAAP financial measure and the Company encourages investors and potential investors to review the following reconciliation of net income (loss) attributable to AK Holding to adjusted EBITDA.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income (loss) attributable to AK Holding	$(60.9)	$(3.5)	$(796.9)	$38.3
Noncontrolling interests	8.4	(2.6)	19.9	(3.5)
Income tax provision (benefit)	23.8	(0.7)	767.3	29.6
Interest expense	22.4	13.5	60.4	33.7
Interest income	(0.1)	(0.2)	(0.3)	(0.4)
Depreciation	48.2	46.1	144.9	139.3
Amortization	2.2	2.6	11.4	11.1
EBITDA	44.0	55.2	206.7	248.1
Less: EBITDA of noncontrolling interests	16.8	(4.1)	42.3	(5.5)
Adjusted EBITDA	$27.2	$59.3	$164.4	$253.6

Outlook

All of the statements in this Outlook section are subject to, and qualified by, the information in the Forward-Looking Statements section.

Consistent with its current practice, AK Steel is not providing detailed guidance for the Company’s fourth quarter results at this time. The Company expects to provide such detailed fourth quarter guidance later during the quarter. However, in advance of that guidance, the Company notes that based on current conditions, it expects to incur a net loss for the fourth quarter of 2012. The Company further notes that this anticipated net loss includes a non-cash tax expense for the fourth quarter as a result of an anticipated change in the tax valuation allowance on the Company's deferred tax assets. The Company expects to incur a tax expense in the fourth quarter regardless of its fourth quarter pre-tax financial results because of the LIFO-related tax-planning strategy it used to support the value of a portion of its deferred tax assets. Based on the Company’s current projections, it expects to record LIFO income for full-year 2012 and consequently income tax expense for the fourth quarter and full year.

Under its method of accounting for pension and other postretirement benefit plans, the Company recognizes into income (loss), as a fourth quarter adjustment, any unrecognized actuarial gains and losses that exceed 10% of the larger of projected benefit obligations or plan assets (the “corridor”). These corridor charges are driven mainly by changes in assumptions and by events and circumstances beyond the Company’s control, primarily changes in interest rates, performance of the financial markets, healthcare cost trends and mortality and retirement experience. It thus is impossible to reliably forecast or predict whether the

Company will incur corridor charges in any given year or, if it does, what the magnitude of those charges will be. Based on current market factors influencing the discount rate and potential changes in key assumptions, the Company believes that a non-cash pension corridor charge in the fourth quarter of 2012 is likely and could be significant. If so, the likely principal driver of such a charge will be a decline in interest rates during 2012, which has the effect of increasing the projected benefit obligation under the Company’s pension plans. The Company has experienced favorable year-to-date investment returns on its plan assets, which if continued through the end of the year, will mitigate the effect of those declining interest rates. At the current historically low levels of interest rates, however, the increase in the projected benefit obligation under the plans resulting from declining interest rates likely will exceed the benefit of those investment returns. Because these and other factors influencing the determination of plan assets and plan liabilities can fluctuate significantly and their net effect is not known until the year end measurement date, the Company cannot yet determine the amount, if any, of a fourth quarter corridor charge related to its pension plans. However, the Company does not currently anticipate a fourth quarter 2012 corridor charge related to its other postretirement benefit plans.

Liquidity and Capital Resources

At September 30, 2012, the Company had total liquidity of $604.9, consisting of $47.1 of cash and cash equivalents and $557.8 of availability under the Company’s $1.1 billion asset-backed revolving credit facility (“Credit Facility”). Availability under the Credit Facility fluctuates monthly based on the varying levels of eligible collateral. As of September 30, 2012, the Company’s eligible collateral, after application of applicable advance rates, was $1,081.0. At September 30, 2012, there were outstanding borrowings of $442.0 under the Credit Facility and availability was further reduced by $81.2 due to outstanding letters of credit. During the nine-month period ended September 30, 2012, utilization of the Credit Facility ranged from $145.0 to $490.0, with outstanding borrowings averaging $372.0 per day.

During the first quarter of 2012, the Company increased its amount of liquidity available by refinancing (the “IRB Refinancing”) $73.3 aggregate principal amount of variable-rate tax-exempt IRBs. The IRB Refinancing was accomplished through offerings of newly-issued fixed-rate tax-exempt IRBs in the same respective aggregate principal amounts as the prior IRBs that they replaced. The net proceeds of the new IRBs were used to redeem and extinguish the prior IRBs. The prior IRBs were backed by letters of credit, which had the effect of lowering availability under the Credit Facility and, accordingly, the Company’s liquidity. The new IRBs are not backed by letters of credit, but rather are unsecured senior debt obligations of AK Steel. In addition, in March 2012 the Company issued $300.0 of 2022 Notes and used the proceeds to repay outstanding borrowings under the Credit Facility. Thus, the Company’s available credit under the Credit Facility increased as a result of the IRB Refinancing and the issuance of the 2022 Notes.

The Company anticipates utilizing the Credit Facility as it deems necessary to fund requirements for working capital, capital investments and other general corporate purposes. During the first nine months of 2012, the Company borrowed amounts on a short-term basis for uses consistent with these general purposes. As of September 30, 2012, there were $400.0 of Credit Facility borrowings classified as long-term based on the Company’s intent and ability to refinance the borrowings on a long-term basis through future capital markets transactions or by the continued use of the Credit Facility.

Cash used by operations totaled $387.9 for the nine months ended September 30, 2012. Primary uses of cash were $170.2 for pension contributions and an increase in working capital of $246.9, partially offset by cash generated from normal business activities. The increase in working capital resulted primarily from an increase in inventory quantities based on seasonal trends. An increase in accounts payable due to higher inventory levels partially offset this use of cash.

The Company believes that its current sources of liquidity will be adequate to meet its obligations for the foreseeable future. Future liquidity requirements, including those for working capital, employee benefit plan contributions and capital investments are expected to be funded by internally-generated cash and other financing sources, including its Credit Facility, and potentially by accessing the capital markets. To the extent, if at all, that the Company would need to fund any of its current or future obligations, including working capital or planned capital investments, other than through internally-generated cash, the Company has access to significant liquidity through its Credit Facility and believes it has the ability to access the capital markets opportunistically if and when it perceives conditions are favorable. The Credit Facility expires in April 2016 and any amounts outstanding under it at that time would need to be repaid or refinanced.  Otherwise, the Company has no significant scheduled debt maturities until May 2020, when its $550.0 aggregate principal amount of 2020 Notes is due. At September 30, 2012, there were outstanding borrowings under the Credit Facility of $442.0 and outstanding letters of credit of $81.2, resulting in remaining availability of $557.8 under the Credit Facility. The Company increased its liquidity as a result of the IRB Refinancing and the issuance of the 2022 Notes, as the Company used the proceeds of such issuance to repay outstanding borrowings under the Credit Facility. The Company’s forward-looking statements on liquidity are based on currently available information and

CONFIDENTIAL - FINAL DRAFT to BOD - 10/22/2012

expectations and, to the extent the information or expectations are inaccurate or conditions deteriorate, there could be a material adverse effect on the Company’s liquidity.

Pension- and Retiree Healthcare Benefit-related Matters

The Company has contributed a total of $170.2 for the nine months ended September 30, 2012, to its master pension trust, which satisfies the Company’s required pension contribution for the year. Based on current actuarial valuations, the Company estimates that its required annual pension contributions will be approximately $180.0 for 2013, approximately $240.0 for 2014 and are expected to decline thereafter.

In July 2012, the Company made the second payment of $31.7 related to a VEBA trust for a class of Butler Works retirees as part of the negotiated settlement with those retirees. The final payment to the VEBA trust of $27.6 will be made in July 2013. See the discussion of the Butler Works class action litigation in Note 5 to the condensed consolidated financial statements for further information.

Investing and Financing Activities

During the nine months ended September 30, 2012, net cash used by investing activities totaled $82.8, primarily for capital investments of $49.3. These capital investments included $17.5 of expenditures related to the investment by SunCoke Middletown in capital equipment for the coke plant constructed in Middletown, Ohio. The SunCoke Middletown capital investment was funded by its parent company, SunCoke, and is reflected as a payable from SunCoke Middletown to SunCoke. That payment is reflected in other non-current liabilities on the Company’s Condensed Consolidated Balance Sheets. Because the SunCoke Middletown capital investment was funded by SunCoke, it had no effect on the net cash flows of AK Steel.

The Company anticipates 2012 capital investments of approximately $50.0. In addition, the Company expects to make payments of approximately $61.0 in 2012 associated with the Company’s acquisition of strategic investments in Magnetation and AK Coal, of which $38.1 has been invested through September 30, 2012, with an anticipated $22.5 remaining to be expended in the fourth quarter of 2012.

During the nine months ended September 30, 2012, cash generated by financing activities totaled $475.8. This includes gross proceeds of $300.0 from the issuance of the 2022 Notes and net borrowings of $192.0 from the Credit Facility, partially offset by the payment of common stock dividends in the amount of $11.0, and debt issuance costs of $8.6 related to the IRB Refinancing and issuance of the 2022 Notes. The total also includes $5.5 of advances from SunCoke Middletown. Because SunCoke Middletown is wholly-owned by SunCoke, these transactions have no effect on the net cash flows of AK Steel. During the nine months ended September 30, 2012, AK Steel also refinanced $73.3 aggregate principal amount of IRBs by using the proceeds of the new IRBs to redeem and extinguish the prior IRBs. The issuance of $300.0 of 2022 Notes generated net proceeds of $293.4 after underwriting discounts and commissions and other fees. The Company used the proceeds from the 2022 Notes to repay outstanding borrowings under the Credit Facility.

Dividends

The following table lists information related to the quarterly cash dividend:

2012 COMMON STOCK DIVIDENDS

Record Date	Payment Date	Per Share
February 10, 2012	March 9, 2012	$0.05
May 15, 2012	June 8, 2012	0.05

In July 2012, the Company elected to suspend its dividend program. Suspending the dividend will save the Company approximately $22.0 annually. These savings will enhance the Company’s financial flexibility and further support capital needs for the business.

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

CONFIDENTIAL - FINAL DRAFT to BOD - 10/22/2012

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

Iron Ore Pricing

Iron ore is one of the principal raw materials required for the Company’s steel manufacturing operations. The Company expects to purchase approximately 6,100,000 net tons of iron ore pellets in 2012. The Company makes most of its purchases of iron ore at negotiated prices under annual and multi-year agreements. These agreements typically have a variable-price mechanism by which the price of iron ore is adjusted quarterly, based on reference to a historical iron ore index, referred to as the “IODEX”. For example, the third quarter of 2012 iron ore price was determined with reference to the IODEX price for the preceding March, April and May period. For a substantial majority of the iron ore that the Company purchases under contract from its major suppliers, those quarterly prices are final. With respect to a portion of the iron ore the Company purchases from one supplier, those prices are further adjusted based on an average of the quarterly prices. With respect to another of its major suppliers, the Company has agreed to alter the timing of the quarterly reference period so that it is closer in time to then-current IODEX pricing.

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

Strategic Investments

AK Coal

During the third quarter of 2012, AK Coal, a wholly-owned subsidiary of AK Steel that controls (through ownership or lease) significant reserves of low-volatile metallurgical coal, continued to make substantial progress in moving toward its goal of commencing active mining activities during the first half of 2013. Barring any unanticipated setbacks, the Company currently anticipates that its permit for approval to construct and operate its initial underground mine will be approved in or near the second quarter of 2013. In addition, the necessary underground mining and related equipment has been ordered and it is expected to be received in time to commence operations soon after receiving permit approval. AK Coal also continues to develop and refine its mine development plan, moving closer to completing its planned approach to mine coal in the area for years to come. The mine plan progress has also provided the Company with additional information as to AK Coal’s expected per ton cash cost of mined coal. AK Steel now anticipates that AK Coal’s cash cost per clean ton of coal (i.e., a ton of coal that is washed and ready to be coked) in Somerset, Pennsylvania will be approximately 25% to 30% below current market prices for similar low-volatile metallurgical coal, even with the significant softening of metallurgical coal prices in recent months.

In August 2012, the Company acquired Coal Innovations, LLC (“Coal Innovations”), which operates a permitted coal washing plant in Somerset, Pennsylvania, for $13.3. The Coal Innovations wash plant has annual washing capacity of approximately 800,000 clean tons and is located on property owned by AK Coal that is very close in proximity to its coal reserves. The purchase of Coal Innovations enables AK Coal to accelerate the implementation of its development plan by obtaining coal washing equipment with the necessary permits already in place. Once AK Coal’s mining operations begin, the Company will have coal washing capacity that is accessible at a relatively low cost because of the short haul distance over which AK Coal will have to transport its raw, mined coal to the wash plant. In addition, by owning and operating its own wash plant, the Company will be able to maximize control over the quality of the clean coal that will be transported to the various coking facilities serving the Company before ultimately being consumed in its blast furnaces.

AK Steel continues to anticipate that it will invest approximately $96.0 in total to acquire and develop its mining operations and begin coal production. Of this total, the Company has expended approximately $40.0 through September 30, 2012, consisting of $24.0 for the acquisition of AK Coal in 2011, $13.3 for the acquisition of Coal Innovations and the balance for various mine development expenditures. The Company expects to invest approximately $5.0 in the fourth quarter of 2012. The timing of the remaining capital expenditures will be driven by AK Steel’s decisions as to how quickly to open up additional mines to increase coal production, which in turn will be affected by factors including the Company’s capital deployment decisions and the then-market prices at which the Company may purchase third party coal. Included in the $96.0 total are remaining payments with respect to the acquisition of AK Coal totaling $2.0, $3.0 and $7.0 in October of 2012, 2013 and 2014, respectively.

Magnetation

In recent months, Magnetation made significant strides in expanding its business and operations. As a result of this progress, the Company anticipates that Magnetation will complete Phase I, the first of two phases, in the fourth quarter of 2012. In June 2012, Plant 2 was commissioned and began producing iron ore concentrate for sale to third party customers. The plant is now fully operational and is intended to produce iron ore concentrate at an annual rate of approximately 900,000 short tons. Magnetation’s two existing plants are together able to produce a total of approximately 1.2 million short tons of iron ore concentrate annually. Magnetation loads iron ore concentrate onto railcars at its wholly-owned loadout facility, which includes a storage building, rail spur and certified scale. This rail loadout facility enables it to ship its iron ore concentrate in a controlled and cost-effective manner. Projected shipments for Magnetation are approximately 100,000 short tons per month for the remainder of 2012.

Phase I will effectively provide AK Steel with a partial hedge to the global price of iron ore, as the Company will recognize its share of net income from the joint venture’s sale of its iron ore concentrate to third parties at pricing based on iron ore market prices. If the global price of iron ore increases, AK Steel will benefit from the higher Magnetation net income caused by that price increase to partially offset AK Steel’s higher raw material costs. However, AK Steel also anticipates benefiting from Phase I even if current global iron ore prices continue to fall from current market prices, as Magnetation is expected to generate net income on the sale of such concentrate. The Company’s proportionate share of the net income is included in other income (expense) on the Condensed Consolidated Statements of Operations.

Phase II of the joint venture entails the construction and operation of additional concentrate capacity and an iron ore pelletizing plant. Phase II will commence following Magnetation’s satisfaction of certain conditions, principally when it obtains the necessary permits with respect to the additional concentrate plants and the pellet plant. Following the completion of this second phase, Magnetation is expected to have concentrate capacity with a total annual capacity of up to 4.0 million short tons and a pellet plant with an annual capacity of approximately 3.3 million short tons. Upon its completion, the pellet plant is expected to consume the majority of the joint venture’s concentrate production, with the balance going to third party customers currently under contract with Magnetation.

The terms of the agreements governing the joint venture provide that once Magnetation had achieved certain benchmarks with respect to production output and per ton cost of concentrate, AK Steel would be obligated to make a final Phase I capital contribution to Magnetation. However, in the third quarter of 2012 AK Steel elected to accelerate a portion of this $47.5 contribution and contributed $25.0 to Magnetation. These funds were used by Magnetation almost entirely to make downpayments on long lead-time items for Magnetation’s iron ore pelletizing plant to be constructed in Phase II of the joint venture. The rationale for these accelerated contributions is the Company’s belief that Magnetation has the opportunity to achieve an accelerated schedule for completing the pellet plant and realizing the financial benefits sooner than previously anticipated. Securing orders for the necessary long lead-time items was the first critical step toward that goal. In early October

2012, Magnetation notified AK Steel that it had accomplished the Phase I benchmarks and the Company expects to make its final Phase I contribution of $22.5 to Magnetation in the fourth quarter of 2012.

The Company estimates that Magnetation’s capital investment required to complete Phase II will total approximately $420.0 to $470.0. Of this total, the pellet plant itself is expected to require approximately $300.0 to $350.0, with the additional concentrate capacity requiring the remaining estimated $120.0. Factors that may increase the cost of the pellet plant include, among other things, costs related to accelerating the construction of the facility, such as premiums for rush delivery of equipment and greater overtime by construction contractors. Other companies’ pellet plant facility investment costs have in some cases been substantially higher than those expected for the Magnetation plant. The lower costs expected for the Magnetation plant are due to the proprietary process used by Magnetation’s concentrate plants to produce refined feedstock for its pellet plant at a low capital intensity. This process will enable Magnetation to avoid some of the other processes (and forego the related capital costs), such as stripping, drilling, blasting, primary crushing, secondary crushing, tertiary crushing and primary grinding, that a traditional integrated mining and pellet plant facility typically requires. Instead, Magnetation will only need to construct a pelletizing furnace facility and some limited related infrastructure to support the plant’s operations. As such, AK Steel anticipates that Magnetation’s capital costs to construct its pellet plant will be substantially lower than the costs of constructing a traditional end-to-end iron ore mining, crushing, grinding, concentrating and pelletizing facility. The Company previously estimated that the pellet plant would be fully operational by 2016. As a result of several favorable factors, however, AK Steel now believes that the pellet plant could commence operations in 2015, with the potential to begin even earlier. Because the timing will be driven largely by how quickly Magnetation can secure the necessary permits, however, this estimate is subject to change.

With respect to the funding of the Phase II activities, AK Steel will be obligated to contribute an additional $150.0 following Magnetation’s satisfaction of the necessary Phase II conditions. AK Steel currently anticipates contributing between $50.0 and $70.0 of this total in 2013, with the remainder to be contributed in 2014 and thereafter, though ultimately the timing will be driven largely by Magnetation’s capital needs. The remaining capital required to complete Phase II is intended to be raised by Magnetation. At this time it is anticipated that Magnetation will raise such remaining capital through debt financing and cash from operations. However, Magnetation will investigate all potential financing options in seeking to secure the best possible terms to achieve its objectives.

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

That market has been continually improving and the growth in sales to that market is one of the Company’s success stories in 2012. Since dropping to only about 8.5 million units in 2009, North American light vehicle production has steadily recovered and reached 13.0 million units in 2011. It is expected to increase to 15.0 million units in 2012, and continue to increase in 2013 and thereafter. As a result of this improving trend, as well as a concerted effort by the Company to increase its share of the automotive market, the Company’s shipments of both carbon and auto-chrome stainless steels have increased significantly since last year. In the first nine months of 2012, the Company’s direct shipments to its automotive customers of carbon and auto-chrome stainless steels increased approximately 20% compared to the same period of 2011.

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

The Company began to see an improvement in the GOES market in 2010 that continued into 2011. However, since then, the domestic and international market for GOES has deteriorated. The deterioration in the international market is due principally to a slowdown in the global economy, including in the European Union. The deterioration in the United States likewise is due to a slowdown in the domestic economy, which is compounding the effect of the weakness in the United States housing and construction markets that arose during the recession which began in 2008.  Housing starts in the United States remain near historically low levels and are anticipated to be near this low level for an unprecedented fifth consecutive year in 2012.  To the extent that domestic housing starts remain at a very low level, it is likely that the Company’s electrical steel sales and shipments will continue to be negatively affected. Currently, the Company expects a gradual increase in domestic housing starts over the next several years, with a return to pre-recession levels not expected until at least 2015.

In addition, the Company’s GOES shipment volume has been affected by increases in global capacity, changes in mix and changes in production requirements to meet evolving quality requirements, principally for sales to the international market. As a result of these negative developments in the domestic and international markets, shipments and pricing for GOES are down year-to-date compared to comparable periods in 2011. The Company’s 2012 shipments to the GOES market also are expected to decline versus 2011.

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

On February 1, 2012, the United States Department of Energy (“DOE”) proposed revised energy efficiency standards for certain types of electrical distribution transformers, which potentially could affect the use of GOES in certain types of distribution transformers. The proposed new standards were subject to public comments and were scheduled to be released by the DOE in final form on or before October 1, 2012. As of the filing of this report, however, those final rules still have not been released by the DOE. Subject to the possibility of legal challenges, when they are released, those final rules are expected to become effective in January 2016. Many of the manufacturers of the transformers subject to the proposed new standards are customers of the Company. The new efficiency standards, as proposed, are not expected to have a major impact on the competitiveness of GOES for use in the distribution transformers covered by the new standards. Moreover, with respect to some types of distribution transformers, the new standards have the potential for increasing the market for GOES. Certain interested parties have advocated in their public comments before the rules become final that the efficiency standards should be raised from the levels established by the standards currently proposed by the DOE. One or more of those parties may file litigation to challenge the new standards before they become effective. Thus, there is a risk that the DOE, on its own or pursuant to court order, may change the currently proposed efficiency standards in a way that could reduce the competitiveness of GOES for use in certain electrical distribution transformers. If that were to occur, it would result in a decrease in the available market for the Company’s GOES products. The timing of any such change, if it were to occur, is unlikely to be before at least 2016 and the Company will vigorously oppose any change that would negatively impact the available market for its GOES products. The Company also will work diligently in the interim to engage in research and development to minimize any impact of the new efficiency standards, as currently proposed or as modified, on the available market for its GOES products.

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

The Company cautions readers that such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management.  See Item 1A, Risk Factors in Part II of this report, Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2011 and Part II, Item 1A of the Company’s previously filed reports on Form 10-Q for quarters ended after December 31, 2011 for more information on certain of these risks and uncertainties.

Any forward-looking statement made by the Company in this document speaks only as of the date on which it is made. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company’s primary areas of market risk include changes in (a) interest rates, (b) the prices of raw materials and energy sources, and (c) foreign currency exchange rates. The Company manages interest rate risk by issuing variable- and fixed-rate debt, and had total long-term debt of $1,351.0 and $651.5 outstanding at September 30, 2012 and December 31, 2011, respectively. The amount outstanding at September 30, 2012, consisted of $925.0 of fixed-rate debt, $400.0 of variable-rate borrowings outstanding under the Credit Facility classified as long-term and $26.0 of variable-rate debt. In addition, at September 30, 2012 and December 31, 2011, the Company had $42.0 and $250.0, respectively, of borrowings outstanding under its Credit Facility classified as short-term, which bears interest at variable interest rates. An increase in prevailing interest rates would increase interest expense and interest paid for the variable-rate debt, including for borrowings under the Credit Facility. For example, a 1% increase in interest rates would result in an increase in annual interest expense of approximately $4.7 on the Company’s outstanding debt at September 30, 2012.

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

In addition, in order to further minimize its exposure to fluctuations in raw material costs, and to secure an adequate supply of raw materials, the Company has entered into multi-year purchase agreements for certain raw materials that provide for fixed prices or only a limited variable-price mechanism. While enabling the Company to reduce its exposure to fluctuations in raw material costs, this also exposes the Company to an element of market risk relative to its sales contracts. After new contracts are negotiated with the Company’s customers, the average sales prices could increase or decrease. If that average sales price decreases, the Company may not be able to reduce its raw material costs to a corresponding degree due to the multi-year term and fixed-price nature of some of its raw material purchase contracts. In addition, some of the Company’s existing multi-year supply contracts, particularly with respect to iron ore and coke, have required minimum purchase quantities. Under adverse economic conditions, those minimums may exceed the Company’s needs. Subject to exceptions for force majeure and other circumstances affecting the legal enforceability of the contracts, such minimum purchase requirements could require the Company to purchase quantities of raw materials, particularly iron ore and coke, that significantly exceed its anticipated needs. Under such circumstances, the Company would attempt to negotiate agreements for new purchase quantities. There is a risk, however, that in one or more instances the Company would not be successful in securing lower purchase quantities, either through negotiation or litigation. In that event, the Company would likely be required to purchase more of a particular raw material in a particular year than it needs, negatively affecting its results of operations and cash flows.

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

For derivatives designated in cash flow hedging relationships, the effective portion of the gains and losses from the use of these instruments for natural gas, electricity, iron ore and zinc are recorded in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets and recognized into cost of products sold in the same period as the earnings recognition of the associated underlying transaction. At September 30, 2012, accumulated other comprehensive income (loss) included $0.2 in unrealized after-tax losses for the fair value of these derivative instruments. All other commodity price swaps and options are marked to market and recognized into cost of products sold with the offset recognized as other current assets or other accrued liabilities. At September 30, 2012, other current assets of $0.7, accrued liabilities of $10.1 and other non-current liabilities of $0.2 were included on the Consolidated Balance Sheets for the fair value of commodity derivatives. At December 31, 2011, accrued liabilities of $21.6 were included on the Consolidated Balance Sheets for the fair value of commodity derivatives.

The following table presents the negative effect on pre-tax income of a hypothetical change in the fair value of derivative instruments outstanding at September 30, 2012, due to an assumed 10% and 25% decrease in the market price of each of the indicated commodities.

	Negative Effect on Pre-tax Income
Commodity Derivative	10% Decrease	25% Decrease
Natural Gas	$1.7	$4.3
Nickel	0.5	1.3
Zinc	0.7	1.8
Electricity	0.1	0.2
Iron Ore	10.7	26.7

Because these instruments are structured and used as hedges, these hypothetical losses would be offset by the benefit of lower prices paid for the physical commodity used in the normal production cycle. The Company currently does not enter into swap or option contracts for trading purposes.

The Company also is subject to risks of exchange rate fluctuations on a small portion of intercompany receivables that are denominated in foreign currencies. The Company uses forward currency contracts to manage exposures to certain of these currency price fluctuations. At September 30, 2012 and December 31, 2011, the Company had outstanding forward currency contracts with a total contract value of $20.2 and $16.9, respectively, for the sale of euros. At September 30, 2012, accrued liabilities of $0.5 were included on the Consolidated Balance Sheets for the fair value of these contracts. At December 31, 2011, other current assets of $1.0 were included on the Consolidated Balance Sheets for the fair value of these contracts. Based on the contracts outstanding at September 30, 2012, a 10% change in the dollar to euro exchange rate would result in an approximate $2.0 pretax effect on the value of these contracts on a mark-to-market basis, which would offset the effect of a change in the exchange rate on the underlying receivable.

CONFIDENTIAL - FINAL DRAFT to BOD - 10/22/2012

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

Item 1A. Risk Factors.

The Company cautions readers that its business activities involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management. The Company described the principal risk factors that could impact its results in its Annual Report on Form 10-K for the year ended December 31, 2011, and updated that description in its subsequent Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities in the quarter ended September 30, 2012.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
July 2012	1,796	$5.70	—
August 2012	599	5.60	—
September 2012	—	—	—
Total	2,395	5.67	—	$125.6

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

CONFIDENTIAL - FINAL DRAFT to BOD - 10/22/2012

Item 4. Mine Safety Disclosures.

The operation of the Company’s Coal Innovations coal washing plant is subject to regulation by the Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977, as amended (“Mine Act”). MSHA inspects mining and processing operations, such as Coal Innovation’s washing plant, on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. During the third quarter of 2012, Coal Innovations received no citations or orders from MSHA nor did it incur any other mine safety violations or other regulatory matters required to be disclosed by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act or otherwise under this Item 4.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
101
Financial statements from the Quarterly Report on Form 10-Q of AK Steel Holding Corporation for the quarter ended September 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity (Deficit) and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AK STEEL HOLDING CORPORATION
(Registrant)

Dated:	October 26, 2012	/s/ ROGER K. NEWPORT
Roger K. Newport
Vice President, Finance and Chief Financial Officer

Dated:	October 26, 2012	/s/ RICHARD S. WILLIAMS
Richard S. Williams
Controller and Chief Accounting Officer