Form 10-K
period 2012-12-31
AK STEEL HOLDING CORP
filed 2013-02-28
CIK 918160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒    Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2012
OR
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

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

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934.  Yes  ☐  No  ☒

Aggregate market value of the registrant’s voting stock held by non-affiliates at June 30, 2012: $640,241,039
There were 136,274,906 shares of common stock outstanding as of February 26, 2013.

DOCUMENTS INCORPORATED BY REFERENCE
The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant’s definitive proxy statement for the annual meeting of stockholders (the “2013 Proxy Statement”), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2012.

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

The Company’s operations consist primarily of nine steelmaking and finishing plants and tubular production facilities located in Indiana, Kentucky, Ohio and Pennsylvania. The Company’s operations produce flat-rolled value-added carbon steels, including premium-quality coated, cold-rolled and hot-rolled carbon steel products, and specialty stainless and electrical steels that are sold in sheet and strip form, as well as carbon and stainless steel that is finished into welded steel tubing.  In addition, the Company’s operations include European trading companies that buy and sell steel and steel products and other materials, AK Coal Resources, Inc. (“AK Coal”), which controls and is developing metallurgical coal reserves in Pennsylvania, and a 49.9% equity interest in Magnetation LLC (“Magnetation”), a joint venture that produces iron ore concentrate from previously-mined ore reserves.

Customers and Markets

For carbon and stainless steels, the Company principally directs its marketing efforts toward those customers who require the highest quality flat-rolled steel with precise “just-in-time” delivery and technical support. The Company’s enhanced product quality and delivery capabilities, as well as its emphasis on customer technical support and product planning, are critical factors in its ability to serve this segment of the market.  For electrical steels, the Company focuses its efforts on customers who desire iron-silicon alloys that provide the low core loss and high permeability attributes required for more efficient and economical electrical transformers.  The Company’s iron-silicon alloys are among the most energy efficient in the world.  As with customers of its other steel products, the Company also ensures that its electrical steel customers have outstanding technical support and product development assistance.  The Company’s standards of excellence in each of its product categories have been embraced by a wide array of diverse customers and, accordingly, no single customer accounted for more than 10% of net sales of the Company during 2012, 2011 or 2010.

The Company’s flat-rolled carbon steel products are sold primarily to automotive manufacturers and to customers in the infrastructure and manufacturing market.  The infrastructure and manufacturing market includes electrical transmission, heating, ventilation and air conditioning equipment, and appliances.  The Company also sells coated, cold-rolled, and hot-rolled carbon steel products to distributors, service centers and converters who may further process these products prior to reselling them.  To the extent it believes necessary, the Company carries increased inventory levels to meet the requirements of certain of its customers for “just-in-time” delivery.

The Company sells its stainless steel products to manufacturers and their suppliers in the automotive industry, to manufacturers of food handling, chemical processing, pollution control, medical and health equipment, and to distributors and service centers.

The Company sells its electrical steel products in the infrastructure and manufacturing market.  These products are sold primarily to manufacturers of power transmission and distribution transformers, both for new and replacement installation. The principal driver in the demand for new transformers is housing starts, while the demand for replacement transformers is driven more by age and obsolescence.  The Company also sells electrical steel products for use in the manufacture of electrical motors and generators.

The following table sets forth the percentage of the Company’s net sales attributable to each of its markets:

Market	2012	2011	2010
Automotive	45%	36%	36%
Infrastructure and Manufacturing	23%	24%	25%
Distributors and Converters	32%	40%	39%

The Company sells its carbon products principally to customers in the United States.  The Company’s electrical and stainless steel products are sold both domestically and internationally.  The Company’s customer base is geographically diverse and there is no single country outside of the United States for which sales are material relative to the Company’s net sales.  The Company attributes revenue from foreign countries based upon the destination of physical shipment of a product.  Net sales by geographic area and as a percentage of net sales in 2012, 2011 and 2010, domestically and internationally, were as follows:

	2012		2011		2010
Geographic Area	Net Sales	%	Net Sales	%	Net Sales	%
United States	$5,077.0	86%	$5,521.6	85%	$5,145.0	86%
Foreign countries	856.7	14%	946.4	15%	823.3	14%
Total	$5,933.7	100%	$6,468.0	100%	$5,968.3	100%

The Company does not have any material long-lived assets located outside of the United States.

Approximately 64% of the Company’s shipments of flat-rolled steel products in 2012 were made to contract customers, with the balance to customers in the spot market at prevailing prices at the time of sale. The Company is a party to contracts with all of its major automotive and most of its infrastructure and manufacturing market customers. These contracts set forth prices to be paid for each product during their term.  Approximately 94% of the Company’s shipments to contract customers permit price adjustments during the term of the contract. In most instances, the term of the contract is one year.

The Company’s sales have been adversely affected by the lingering effects of the severe recession in the domestic and global economies that started in the fall of 2008. In 2012, the automotive industry continued to recover from the effects of the recession and North American light vehicle production continued to improve during the year. However, North American light vehicle production remained substantially below pre-recession levels and, although a further increase in light vehicle production volumes is projected during 2013, it appears likely that light vehicle production levels will continue to be below pre-recession levels in 2013. Because the automotive market continues to be an important element of the Company’s business, reduced North American light vehicle production adversely impacts the Company’s total sales and shipments.

The recession also severely affected the housing industry. Housing starts remained substantially below pre-recession levels and it appears likely that they will continue to be below pre-recession levels throughout 2013. The housing slowdown adversely affected production by the manufacturers of power transmission and distribution transformers, to which the Company sells its electrical steels, and production by the manufacturers of appliances, to which the Company sells its stainless and carbon steels. To the extent that domestic housing starts remain at a very low level, it is likely that the Company’s electrical and stainless steel sales and shipments will continue to be negatively affected. Electrical steel sales and shipments, particularly to customers in foreign countries, also have been negatively affected by increased global production capacity and the continued weakness in the global economy.

Raw Materials and Other Inputs

The principal raw materials required for the Company’s steel manufacturing operations are iron ore, coal, coke, chrome, nickel, silicon, manganese, zinc, limestone, and carbon and stainless steel scrap.  The Company also uses large volumes of natural gas, electricity and oxygen in its steel manufacturing operations.  In addition, the Company historically has purchased carbon steel slabs from other steel producers to supplement the production from its own steelmaking facilities and purchased approximately 200,000 tons of carbon slabs in 2012.

The Company typically purchases carbon steel slabs, carbon and stainless steel scrap, natural gas, a substantial portion of its electricity, and most other raw materials at prevailing market prices, which are subject to price fluctuations in accordance with supply and demand.  The Company, however, makes most of its purchases of coke and oxygen and a portion of its electricity at negotiated prices under annual and multi-year agreements with periodic price adjustments.  The Company also purchases iron ore and coal under such agreements, but in 2011 it made strategic investments with respect to iron ore and coal that, over time, are expected to enable the Company to acquire approximately one half of its annual iron ore and coal needs at prices that are less exposed to market fluctuations and are below current market prices. The Company also enters into financial instruments from time to time to hedge portions of its purchases of energy and certain raw materials, the prices of which may be subject to volatile fluctuations.

The Company is a party to supply contracts with Middletown Coke Company, LLC (“SunCoke Middletown”), an affiliate of SunCoke Energy, Inc. (“SunCoke”), to provide the Company with about 550,000 tons of metallurgical-grade lump coke and approximately 45 megawatts of electrical power annually. Under those agreements, the Company will purchase all of the coke and electrical power generated from the SunCoke Middletown plant through at least 2031. The Company is also a party to a long-term supply agreement with Haverhill North Coke Company (“SunCoke Haverhill”), another affiliate of SunCoke, to provide the Company with up to 550,000 tons of metallurgical-grade coke annually and electricity co-generated from a facility in southern Ohio.

In addition, the Company attempts to reduce the risk of future supply shortages through other means. To the extent that multi-year contracts are available in the marketplace, the Company has used such contracts to secure adequate sources of supply to satisfy key raw materials needs for the next three to five years.  Where multi-year contracts are not available, or are not available on terms acceptable to the Company, the Company seeks to secure the remainder of its raw materials needs through annual contracts or spot purchases.  The Company currently believes that it either has secured, or will be able to secure, adequate sources of supply for its raw materials and energy requirements for at least the next three to five years. The Company also regularly evaluates the use of alternative sources and substitute materials.

Research and Development

The Company conducts a broad range of research and development activities aimed at improving existing products and manufacturing processes and developing new products and processes.  Research and development costs incurred in 2012, 2011 and 2010 were $12.5, $13.2 and $9.7, respectively.

Employees

At December 31, 2012, the Company employed approximately 6,400 employees, of which approximately 4,800 are represented by labor unions under various contracts that expire between 2013 and 2016.  See the discussion under Labor Agreements in Item 7 for additional information on these agreements.

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

Domestic steel producers, including the Company, face significant competition from foreign producers.  For a variety of reasons, these foreign producers often are able to sell products in the United States at prices substantially lower than domestic producers. These reasons include lower labor, raw material, energy and regulatory costs, as well as significant government subsidies, the maintenance of artificially low exchange rates against the U.S. dollar, and preferential trade practices in their home countries.  The annual level of imports of foreign steel into the United States also is affected to varying degrees by the strength of demand for steel outside the United States and the relative strength or weakness of the U.S. dollar against various foreign currencies.  U.S. imports of finished steel accounted for approximately 24%, 22% and 21% of domestic steel market sales in 2012, 2011 and 2010, respectively.

The Company continues to provide pension and healthcare benefits to a significant portion of its retirees, resulting in a competitive disadvantage compared to certain other domestic integrated steel companies and the mini-mills that do not provide such benefits to any or most of their retirees.  Over the course of the last several years, however, the Company has negotiated progressive labor agreements that have significantly reduced total employment costs at all of its union-represented facilities.  In addition, the Company has entered into agreements with various groups of retirees to transfer all responsibility for their healthcare benefits from the Company to Voluntary Employee Benefits Association (“VEBA”) trusts funded by the Company. The Company has also lowered and continues to lower retiree benefit costs related to its salaried employees. These actions have increased the Company’s ability to compete in the highly competitive global steel market.

The Company also is facing increased competition from foreign-based and domestic steel producers who have expanded or restarted shutdown steel production and/or finishing facilities in the United States.

Environmental

Information with respect to the Company’s environmental compliance, remediation and proceedings is included in Note 8 to the consolidated financial statements in Item 8 and is incorporated herein by reference.

Executive Officers of the Registrant

The following table sets forth the name, age and principal position with the Company of each of its executive officers as of February 26, 2013:

Name	Age	Positions with the Company
James L. Wainscott	55	Chairman of the Board, President and Chief Executive Officer
David C. Horn	61	Executive Vice President, General Counsel and Secretary
John F. Kaloski	63	Executive Vice President and Operating Officer
Albert E. Ferrara, Jr.	64	Senior Vice President, Corporate Strategy and Investor Relations
Gary T. Barlow	50	Vice President, Sales and Customer Service
Keith J. Howell	47	Vice President, Operations
Roger K. Newport	48	Vice President, Finance and Chief Financial Officer
Maurice A. Reed	50	Vice President, Engineering, Raw Materials and Energy
Kirk W. Reich	44	Vice President, Procurement and Supply Chain Management
Lawrence F. Zizzo, Jr.	64	Vice President, Human Resources

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

Albert E. Ferrara, Jr. was named Senior Vice President, Corporate Strategy and Investor Relations in May 2012. Mr. Ferrara was named Senior Vice President, Finance and Chief Financial Officer in May 2010.  Mr. Ferrara was named Vice President-Finance and Chief Financial Officer in November 2003.  Prior to joining the Company in June 2003, Mr. Ferrara was Vice President, Corporate Development for NS Group, Inc., a tubular products producer, and previously held positions as Senior Vice President and Treasurer with United States Steel Corporation and Vice President, Strategic Planning at USX Corporation.

Gary T. Barlow was named Vice President, Sales and Customer Service in September 2010.  Mr. Barlow joined the Company in May 2010 as Director, Sales and Customer Service, Carbon Steel.  Prior to joining the Company, Mr. Barlow was President, Northeast Region, for Ryerson Inc., a metals processing and distributing company from October 2007 to July 2009.  Mr. Barlow also previously served in several auditing and financial service capacities at Bank of America.

Keith J. Howell was named Vice President, Operations in May 2012. Mr. Howell was named Vice President, Carbon Steel Operations in May 2010.  Mr. Howell was named Director, Engineering and Raw Materials in March 2009.  He was named General Manager, Butler Works in August 2005.  Prior to that, Mr. Howell served in a variety of other capacities since joining the Company in 1997, including General Manager at Middletown Works and Ashland Works and Manager—Aluminized and Manager—Steelmaking at Middletown Works.

Roger K. Newport was named Vice President, Finance and Chief Financial Officer in May 2012. Mr. Newport was named Vice President, Business Planning and Development in May 2010.  Mr. Newport was named Controller and Chief Accounting Officer in July 2004 and Controller in September 2001.  Prior to that, Mr. Newport served in a variety of other capacities since joining the Company in 1985, including Assistant Treasurer, Investor Relations, Manager—Financial Planning and Analysis, Product Manager, Senior Product Specialist and Senior Auditor.

Maurice A. Reed was named Vice President, Engineering, Raw Materials and Energy in May 2012.  Mr. Reed was named Director, Engineering and Raw Materials in March 2011. Prior to that, Mr. Reed served in a variety of other capacities since joining the Company in 1996, including Director of Engineering and Energy, General Manager—Engineering, Operations Support and Primary Process

Research and General Manager—Engineering. Before joining the Company, Mr. Reed held a number of increasingly responsible engineering technology positions for National Steel Corporation.

Kirk W. Reich was named Vice President, Procurement and Supply Chain Management in May 2012. Mr. Reich was named Vice President, Specialty Steel Operations in May 2010.  Mr. Reich was named General Manager, Middletown Works in October 2006.  Prior to that, Mr. Reich served in a variety of other capacities since joining the Company in 1989 including Manager—Mobile Maintenance/Maintenance Technology, General Manager—Mansfield Works, Manager—Processing and Shipping, Technical Manager, Process Manager and Civil Engineer.

Lawrence F. Zizzo, Jr. was named Vice President, Human Resources in January 2004 upon joining the Company.  Before joining the Company, Mr. Zizzo was Vice President, Human Resources, at National Steel Corporation.

Available Information

The Company maintains a website at www.aksteel.com.  Information about the Company is available on the website free of charge, including the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after submission to the Securities and Exchange Commission.  Information on the Company’s website is not incorporated by reference into this report.

Item 1A.	Risk Factors.

The Company cautions readers that its business activities involve risks and uncertainties that could cause actual results to differ materially from those currently expected by the Company.  The most significant of those risks are:

Risk of reduced selling prices and shipments associated with a highly competitive, cyclical industry and weakened economies. Historically, the steel industry has been a cyclical industry. The recovery from the dramatic downturn in the domestic and global economies that began in the fall of 2008 has been slow and uneven across various industries and sectors. The lingering effects of the recession continue to adversely affect demand for AK Steel’s products. Although pricing and shipments have improved compared to the severe recessionary conditions of 2009, net sales have not yet returned to pre-2009 levels. This failure to return to pre-recession conditions is the result of a variety of factors, including the slow pace of the U.S. economic recovery and heightened uncertainty with respect to the direction of the economy in the United States; greater widespread uncertainty and deterioration in the economies of Western Europe, caused chiefly by currency devaluations, high debt levels and reduced government and private sector spending; the effects of a slowdown in the Chinese economy, including increases in exports of some categories of Chinese steel to the United States; increased competition in the United States from both foreign and domestic steel competitors, particularly those in bankruptcy or with new or expanded production capacity in the United States; and decreases in scrap steel exports from the United States to Europe as a result of lower foreign demand and currency devaluations, which results in greater scrap supply and lower scrap pricing in the United States and provides a competitive advantage to mini-mill producers who utilize more scrap in their steel production than integrated mills like AK Steel. These conditions directly impact spot market pricing for AK Steel’s products, and in particular its carbon steel products. They also may adversely impact AK Steel’s efforts to negotiate higher prices with its contract customers. At this time, it is impossible to determine when or if the domestic and/or global economies will return to pre-recession levels. Thus there is a risk of continued adverse impact on demand for AK Steel’s products, the prices for those products, and AK Steel’s sales and shipments of those products as a result of the ongoing weakness in the economy. In addition, global economic conditions remain fragile and the possibility remains that the domestic or global economies, or certain industry sectors of those economies that are key to AK Steel’s sales, may not recover as quickly as anticipated, or could deteriorate, which likely would result in a corresponding fall in demand for AK Steel’s products and negatively impact AK Steel’s business, financial results and cash flows.
Risk of changes in the cost of raw materials and energy.  The price that AK Steel pays for energy and key raw materials, such as iron ore, coal, natural gas and scrap, can fluctuate significantly based on market factors. The prices at which AK Steel sells steel will not necessarily change in tandem with changes in its raw material and energy costs. A portion of AK Steel’s shipments are in the spot market, and pricing for these products fluctuates based on prevailing market conditions.  The remainder of AK Steel’s shipments are pursuant to contracts typically having durations of six months or more.  A portion of those contracts contain fixed prices that do not allow AK Steel to pass through changes in the event of increases or decreases in raw material and energy costs. However, a significant majority of AK Steel’s shipments to contract customers are pursuant to contracts with variable-pricing mechanisms that allow AK Steel to adjust the price or to impose a surcharge based upon changes in certain raw material and energy costs. Those adjustments, however, do not always reflect all of AK Steel’s underlying raw material and energy cost changes. The scope of the adjustment may be limited by the terms of the negotiated language or by the timing of when the adjustment is effective relative to a cost increase. For shipments made to the spot market, market conditions or timing of sales may not allow AK Steel to recover the full amount of an increase in raw material or energy costs. As a result of the factors set forth above with respect to spot market sales and contract sales, AK Steel is not always able to recover through the price of its steel the full amount of cost increases associated with its purchase of energy or key raw materials. In such circumstances a significant increase in raw material or energy costs likely would adversely impact AK Steel’s financial results and cash flows. Conversely, in certain circumstances, AK Steel’s financial results and cash flows also can be adversely affected when raw material prices decline. This can occur when the Company locks in the price of a raw material over a period of time and the spot market price for the material declines during that period. Because there often is a correlation between the price of finished steel and the raw materials of which it is comprised, a decline in raw material prices may coincide with lower steel prices, compressing the Company’s margins. The impact of a change in raw materials prices also may be delayed by the need to consume existing inventories. New inventory may not be purchased until some portion of the existing inventory purchased earlier is consumed. The impact of this risk is particularly significant with respect to iron ore because of the volume used by operations and the associated costs. The exposure of the Company to the risk of price increases with respect to iron ore and coal has been reduced by virtue of its recent investments in an iron ore joint venture and in the acquisition of coal reserves. These investments are expected over time to enable the Company to acquire approximately one half of its annual iron ore and coal needs at prices that are less exposed to market fluctuations and are below current market prices, but there is a risk that the volume of iron ore and coal acquired by the Company through these investments will be less than that in the event of delays in development or otherwise, or that the cost of raw materials from these operations will be higher than expected. To the extent that the Company must acquire its iron ore and coal at market prices, the overall trend of these prices remains high in comparison to historical prices. Going forward, cost increases could be significant again with respect to iron ore and coal, as well as certain other raw materials, such as scrap. The impact of significant fluctuations in the price AK Steel pays for its raw materials can be exacerbated by AK Steel’s “last in, first out” (“LIFO”) method for valuing inventories when there are changes in the cost of raw materials or energy or in AK Steel’s raw material inventory levels as well as AK Steel’s finished and semi-finished inventory levels. The impact of LIFO accounting may be particularly significant with respect to period-to-period comparisons.
Risk related to the Company’s significant amount of debt and other obligations.  As of December 31, 2012, AK Steel had outstanding $1,450.9 of indebtedness (excluding unamortized discount) and additional obligations, including pension and other postretirement benefit obligations totaling $1,770.3. The Company expects to contribute approximately $180.0 to its pension plans and $30.8 to fund certain VEBA trusts in 2013, as well as $240.0 and $150.0 to its pension plans in 2014 and 2015, respectively. The Company also from time to time has additional contractual commitments, including the commitment to contribute $150.0 (in the aggregate over the next two to three years) to its Magnetation joint venture following its satisfaction of certain conditions, principally the receipt of the environmental permits for a pellet plant. At December 31, 2012, AK Steel had $74.7 of outstanding letters of credit under its credit facility, resulting in remaining availability of $871.9 under its credit facility (subject to customary borrowing conditions, including a borrowing base). The amount of AK Steel’s indebtedness and other financial obligations could have important consequences. For example, it could increase AK Steel’s vulnerability to general adverse economic and industry conditions; require a substantial portion of the Company’s cash flows to be dedicated to debt service payments, reducing the amount of cash flows available for other purposes, such as working capital, capital expenditures, acquisitions, joint ventures or general corporate purposes, as well as limiting AK Steel’s ability to obtain additional financing in the future to be used for such other purposes; limit AK Steel’s planning flexibility for, or ability to react to, changes in the Company’s business and the industry; and place AK Steel at a competitive disadvantage with competitors who may have less indebtedness and other obligations or greater access to financing.
Risk of severe financial hardship or bankruptcy of one or more of the Company’s major customers.  Many, if not most, of the Company’s customers have shared the financial and operational challenges faced by the Company during the severe recession that began in late 2008 and the slow and uneven domestic and global economic recovery that has followed.  In the event of a significant weakening of current economic conditions, whether as a result of secular or cyclical issues, it could lead to financial difficulties or even bankruptcy filings by customers of AK Steel. AK Steel could be adversely impacted by such financial hardships or bankruptcies. The nature of that impact most likely would be lost sales or losses associated with the potential inability to collect all outstanding accounts receivables. Such an event could negatively impact AK Steel’s financial results and cash flows.
Risk of reduced demand in key product markets.  The automotive and housing markets are important elements of AK Steel’s business. Though conditions have improved since the severe economic downturn that started in the fall of 2008, particularly with respect to the automotive market, both markets continue to be significantly depressed compared to pre-recession levels. If demand from one or more of AK Steel’s major automotive customers were to be reduced significantly as a result of a renewed severe economic downturn, increased use of competing materials in substitution for steel, or other causes, it likely would negatively affect AK Steel’s sales, financial results and cash flows. Similarly, if demand for AK Steel’s products sold to the housing market were to be further reduced significantly, it could negatively affect AK Steel’s sales, financial results and cash flows.
Risk of increased global steel production and imports.  Actions by AK Steel’s domestic or foreign competitors to increase production in and/or exports to the United States could result in an increased supply of steel in the United States, which could result in lower prices for and shipments of AK Steel’s products. In fact, significant increases in production capacity in the United States by competitors of AK Steel already has occurred in recent years as new carbon and stainless steelmaking and finishing facilities have begun production. In addition, foreign competitors, especially those in China, have substantially increased their production capacity in the last few years, and in some instances have seemingly targeted the U.S. market for imports of certain higher value products, including electrical steels. These and other factors have contributed to a high level of imports of foreign steel into the United States in recent years and create a risk of even greater levels of imports, depending upon foreign market and economic conditions, the value of the U.S. dollar relative to other currencies, and other variables beyond AK Steel’s control. A significant further increase in domestic capacity or foreign imports could adversely affect AK Steel’s sales, financial results and cash flows.
Risks of excess inventory of raw materials.  AK Steel has certain raw material supply contracts, particularly with respect to iron ore and coke, which have terms providing for minimum annual purchases, subject to exceptions for force majeure and other circumstances. If AK Steel’s need for a particular raw material is reduced for an extended period significantly below what was projected at the time the applicable contract was entered into, or what was projected at the time an annual nomination was made under that contract, AK Steel could be required to purchase quantities of raw materials, particularly iron ore and coke, which exceed its anticipated annual needs. If that circumstance was to occur, and if AK Steel was not successful in reaching agreement with a particular raw material supplier to reduce the quantity of raw materials it purchases from that supplier, then AK Steel would likely be required to purchase more of a particular raw material in a given year than it needs, negatively affecting its financial results and cash flows. The impact on financial results could be exacerbated by AK Steel’s LIFO method for valuing inventories, which could be affected by changes in AK Steel’s raw material inventory levels, as well as AK Steel’s finished and semi-finished inventory levels. The impact of LIFO accounting may be particularly significant with respect to period-to-period comparisons.
Risk of supply chain disruptions or poor quality of raw materials. The Company’s sales, financial results and cash flows could be adversely affected by transportation, raw material or energy supply disruptions, or poor quality of raw materials, particularly scrap, coal, coke, iron ore, alloys and purchased carbon slabs. Such disruptions or quality issues, whether the result of severe financial hardships or bankruptcies of suppliers, natural or man-made disasters or other adverse weather events, or other unforeseen circumstances or events, could reduce production or increase costs at one or more of AK Steel’s plants.
Risk of production disruption or reduced production levels.  When business conditions permit, AK Steel operates its facilities at production levels at or near capacity. High levels of production are important to AK Steel’s financial results because they enable AK Steel to spread its fixed costs over a greater number of tons. Production disruptions could be caused by the idling of facilities due to reduced demand, such as resulting from the recent economic downturn. Such production disruptions also could be caused by unanticipated plant outages or equipment failures, particularly under circumstances where AK Steel lacks adequate redundant facilities, such as with respect to its hot mill. In addition, the occurrence of natural or man-made disasters, adverse weather conditions, or similar events or circumstances could significantly disrupt AK Steel’s operations, negatively impact the operations of other companies or contractors AK Steel depends upon in its operations, or adversely affect customers or markets to which AK Steel sells its products. Any such significant disruptions or reduced levels of production would adversely affect AK Steel’s sales, financial results and cash flows.
Risks associated with the Company’s healthcare obligations.  AK Steel provides healthcare coverage to its active employees and to a significant portion of its retirees, as well as to certain members of their families. AK Steel is self-insured with respect to substantially all of its healthcare coverage. While AK Steel has substantially mitigated its exposure to rising healthcare costs through cost sharing, healthcare cost caps and the establishment of VEBA trusts, the cost of providing such healthcare coverage may be greater on a relative basis for AK Steel than for other steel companies against which AK Steel competes because such competitors either provide a lesser level of benefits, require that their participants pay more for the benefits they receive, or do not provide coverage to as broad a group of participants (e.g., they do not provide retiree healthcare benefits). In addition, existing or new federal healthcare legislation could adversely affect AK Steel’s financial condition through increased costs in the future.
Risks associated with the Company’s pension obligations.  AK Steel’s pension trust is currently underfunded to meet its long-term obligations. The extent of underfunding is directly affected by changes in interest rates and asset returns in the securities markets. It also is affected by the rate and age of employee retirements, along with actual experience compared to actuarial projections. These items affect pension plan assets and the calculation of pension obligations and expenses. Such changes could increase the cost to AK Steel of those obligations, which could have a material adverse effect on AK Steel’s results and its ability to meet those obligations. In addition, changes in the law, rules, or governmental regulations with respect to pension funding could also materially and adversely affect the cash flow of AK Steel and its ability to meet its pension obligations. Also, under the method of accounting used by AK Steel with respect to its pension obligations, AK Steel recognizes into its results of operations, as a “corridor” adjustment, any unrecognized actuarial net gains or losses that exceed 10% of the larger of projected benefit obligations or plan assets. These corridor adjustments are driven mainly by changes in assumptions and by events and circumstances beyond AK Steel’s control, primarily changes in interest rates, performance of the financial markets, and mortality and retirement projections. A corridor adjustment, if required after a re-measurement of AK Steel’s pension obligations, historically has been recorded in the fourth quarter of the fiscal year. In past years, corridor adjustments have had a significant negative impact on AK Steel’s financial statements in the year in which a charge was recorded, although the immediate recognition of the charge in that year has the beneficial effect of reducing its impact on future years and the recognition of the corridor charge does not have any immediate impact on the Company’s cash flows.
Risk of not reaching new labor agreements on a timely basis.  Most of AK Steel’s hourly employees are represented by various labor unions and are covered by collective bargaining agreements with expiration dates between March 2013 and October 2016. Three of those contracts are scheduled to expire in 2013. The labor contract with the United Auto Workers, Local 3462, which represents approximately 340 hourly employees at the Company’s Coshocton Works located in Coshocton, Ohio, expires on March 31, 2013. The labor agreement with the United Steel Workers, Local 1865, which represents approximately 820 hourly employees at the Company’s Ashland Works located in Ashland, Kentucky, expires on September 1, 2013.  The labor contract with the United Auto Workers, Local 3044, which represents approximately 190 hourly employees at the Company’s Rockport Works located in Rockport, Indiana, expires on September 30, 2013. The Company intends to negotiate with these unions to reach new, competitive labor agreements in advance of the current respective expiration dates.  The Company cannot predict at this time, however, when new, competitive labor agreements with the unions at the Coshocton Works, Ashland Works and Rockport Works will be reached or what the impact of such agreements will be on the Company’s operating costs, operating income and cash flow. There is the potential of a work stoppage at these locations in 2013 as their respective collective bargaining agreements expire if the Company and the unions cannot reach a timely agreement in contract negotiations.  If there were to be a work stoppage, it could have a material impact on the Company’s operations, financial results and cash flows. To the extent that the Company has labor contracts with unions at other locations which expire after 2013, a similar risk applies.
Risks associated with major litigation, arbitrations, environmental issues and other contingencies.  The Company has described several significant legal and environmental proceedings in Note 8 to the consolidated financial statements in Item 8.  An adverse development or result in one or more of those contingencies or proceedings could negatively impact AK Steel’s financial results and cash flows.
Risks associated with environmental compliance.  Due to the nature and extent of environmental issues affecting AK Steel’s operations and obligations, changes in application or scope of environmental regulations applicable to AK Steel could have a significant adverse impact. For example, in 2010 the United States Environmental Protection Agency (“EPA”) revised the National Ambient Air Quality Standards (“NAAQS”) for nitrogen oxide, sulfur dioxide and lead and in late 2012 promulgated a regulation lowering the NAAQS threshold for fine particulate matter. Although a variety of parties are seeking changes to and the EPA is reevaluating certain aspects of these new standards, if they remain in place, they could require the Company to make significant capital expenditures to ensure compliance and could make it more difficult for the Company to obtain required permits in the future. Other adverse impacts could include, among others, costs for emission allowances, restriction of production, and higher prices for certain raw materials. These and other changes in the application or scope of environmental regulations applicable to AK Steel may adversely affect in a significant manner AK Steel’s operations, financial results and cash flows.
Risk associated with regulatory compliance and changes. AK Steel’s business and the businesses of its customers and suppliers are subject to a wide variety of government oversight and regulation. The regulations promulgated or adopted by various government agencies, and the interpretations and application of such regulations, are dynamic and constantly evolving. To the extent new regulations arise, the application of existing regulations expands, or the interpretation of applicable regulations changes, AK Steel may incur additional costs for compliance, including capital expenditures. AK Steel may also be indirectly affected through regulatory changes impacting its customers or suppliers. Such changes could reduce the competitiveness or even the viability of AK Steel products to AK Steel customers or cause AK Steel suppliers to pass their increased costs of compliance through to AK Steel in the form of higher prices for their goods or services. For example, on February 1, 2012, the United States Department of Energy (“DOE”) proposed revised energy efficiency standards for certain types of electrical distribution transformers which, subject to public comment and possible legal challenges, would become effective starting in January 2016. The manufacturers of these transformers currently use significant quantities of electrical steel in the manufacturing process. Many of these transformer manufacturers are customers of AK Steel. While the new efficiency standards, as proposed, are not expected to have a major impact on such competitiveness, they are subject to public comment before they become final and to legal challenges. It is expected that certain interested parties will advocate that the efficiency standards should be raised from the levels established by the standards currently proposed by the DOE. There thus is a risk that the DOE, on its own or pursuant to court order, may change the currently proposed efficiency standards in a way that could substantially reduce or even eliminate the competitiveness of electrical steel for use in certain electrical distribution transformers. This would result in a decrease in AK Steel’s sales of electrical steel and adversely affect its financial results and cash flows.
Risks associated with climate change and greenhouse gas emission limitations. The United States has not ratified the 1997 Kyoto Protocol Treaty (the “Kyoto Protocol”) and AK Steel does not produce steel in a country that has ratified that treaty. Negotiations for a treaty that would succeed the Kyoto Protocol are ongoing and it is not known yet what the terms of that successor treaty ultimately will be or if the United States will ratify it. It is possible, however, that limitations on greenhouse gas emissions may be imposed in the United States at some point in the future through federally-enacted legislation or regulation. The EPA already has issued and/or proposed regulations addressing greenhouse gas emissions, including regulations that will require reporting of greenhouse gas emissions from large sources and suppliers in the United States. Legislation previously has been introduced in the United States Congress aimed at limiting carbon emissions from companies that conduct business that is carbon-intensive. Among other potential material items, such bills could include a proposed system of carbon emission credits issued to certain companies, similar to the European Union’s existing “cap and trade” system. It is impossible at this time, however, to forecast what the final regulations and legislation, if any, will look like and the resulting effects on AK Steel. Depending upon the terms of any such regulations or legislation, however, AK Steel could suffer negative financial impacts as a result of increased energy, environmental and other costs in order to comply with the limitations that would be imposed on greenhouse gas emissions. In addition, depending upon whether similar limitations are imposed globally, the regulations and/or legislation could negatively impact AK Steel’s ability to compete with foreign steel companies situated in areas not subject to such limitations. Unless and until all of the terms of such regulation and legislation are known, however, AK Steel cannot reasonably or reliably estimate their impact on its financial condition, operating performance or ability to compete.

Risks associated with financial, credit, capital and banking markets.  In the ordinary course of business, AK Steel seeks to access competitive financial, credit, capital and/or banking markets. Currently, AK Steel believes it has adequate access to these markets to meet its reasonably anticipated business needs. AK Steel both provides and receives normal trade financing to and from its customers and suppliers. To the extent, if at all, access to competitive financial, credit, capital and/or banking markets by AK Steel, or its customers or suppliers, was to be impaired, AK Steel’s operations, financial results and cash flows could be adversely impacted.
Risk associated with the Company’s use of derivative contracts to hedge commodity pricing volatility. The Company uses cash-settled commodity price swaps and options to hedge the market risk for a portion of its raw material and energy purchases to mitigate the risk of pricing volatility with respect to such inputs. In the event the price of an underlying commodity falls below the price at which the Company has hedged such commodity, the Company will benefit from the lower market price for the commodity purchased, but will not realize the full benefit of the lower commodity price because of the amount that it has hedged. In certain circumstances the Company also could be required to provide collateral for its potential derivative liability or close its hedging transaction for the commodity. Additionally, there may be a lag in timing (particularly with respect to iron ore) between a decline in the price of a commodity underlying a derivative contract, which could cause the Company to make payments in the short-term to provide collateral or settle its relevant hedging transaction, and the period in which the Company experiences the benefits of the lower cost input through its direct purchases of the commodity. Each of these risks related to the Company's hedging transactions could adversely affect the Company's financial results and cash flows.
Risk associated with the value of the Company’s net deferred tax assets.  U.S. internal revenue laws and regulations and similar state laws applicable to the Company and the rates at which it is taxed have a significant effect on its financial results.  For instance, the Company has recorded deferred tax assets, including loss carryforwards and tax credit carryforwards, on its Consolidated Balance Sheets to reflect the economic benefit of tax positions that become deductible in future tax periods at the tax rate that is expected when they will be taken.  Changes in tax laws or rates can materially affect the future deductible amounts related to deferred tax assets.  For example, a reduction in the tax rate would decrease the amount of tax benefit to be realized in the future and result in a charge to the income statement, which has the effect of reducing the Company’s income at the time the tax rate change is enacted. As a result of developments during the second quarter of 2012, the Company concluded that, from an accounting perspective, it was unable to support that it would be able to realize all of the benefits of the deferred tax assets and established a valuation allowance for the deferred tax assets. In addition, in determining the appropriate amount of the valuation allowance, the accounting standards allow the Company to consider the timing of future reversal of its taxable temporary differences and available tax strategies that, if implemented, would result in the realization of deferred tax assets. The use of a tax planning strategy involving LIFO inventory accounting will result in changes in the valuation allowance on the deferred tax assets in relation to the amount of LIFO income or expense the Company records and could materially affect reported financial results. For more detail concerning the Company’s net deferred tax assets, see the discussion in the Critical Accounting Policies section in Item 7 and in Note 3 to the consolidated financial statements in Item 8. Thus, changes in certain tax laws, a reduction in tax rates or a reduction in the realizable value of the deferred tax assets could have a material adverse effect on the Company’s financial results and financial condition.
Risk of inability to fully realize benefits of long-term cost savings and margin enhancement initiatives. In recent years the Company has undertaken several significant projects in an effort to lower its costs and enhance its margins. These include efforts to lower its costs and increase its control over certain key raw materials through a strategy of vertically integrating into approximately one half of its annual supply of such key raw materials. AK Steel intends to implement this strategy with respect to coke through its long-term contractual arrangements with SunCoke, with respect to iron ore through its investment in Magnetation, and with respect to coal through its acquisition and development of AK Coal. Other strategic initiatives to lower AK Steel’s costs include efforts to realize a higher utilization of the Company’s production facilities and the implementation of a strategic purchasing procurement system. The Company also has targeted several other areas for enhancing its profitability, including increasing its percentage of contract sales (and lowering spot market sales), producing and selling a higher-value mix of products and developing new products that can command higher prices from customers. To the extent that one or more of the Company’s significant cost-savings or margin enhancement projects is unsuccessful, or that several projects are significantly less effective in achieving the level of combined cost-savings or margin enhancement than the Company is anticipating, or that the Company does not achieve such results as quickly as anticipated, the Company’s financial results and cash flows could be adversely impacted.
Risk of lower quantities or quality of estimated coal reserves of AK Coal. AK Steel has based estimated reserve information of its wholly-owned subsidiary, AK Coal, on engineering, economic and geological data assembled and analyzed by third-party engineers and geologists, with review by and involvement of Company employees. There are numerous uncertainties inherent in estimating quantities and qualities of, and costs to mine, recoverable reserves, including many factors beyond AK Coal’s control. Estimates of economically-recoverable coal reserves necessarily depend upon a number of variables and assumptions, such as geological and mining conditions that may not be fully identified by available exploration data or that may differ from experience in current operations, historical production from the area compared with production from other similar producing areas, the assumed effects of regulation and taxes by governmental agencies and assumptions concerning coal prices, operating costs, development costs and reclamation costs, all of which may vary considerably from actual results. As a result, actual coal tonnage recovered from AK Coal’s properties and the related costs may vary materially from AK Steel’s estimates. In addition, actual or alleged defects in title in or the boundaries of the property that AK Coal owns or its loss of any material leasehold interests could limit or eliminate its ability to mine these properties, which may reduce the estimated reserves controlled by AK Coal or result in significant unanticipated costs to obtain the property rights to mine such reserves.
Risk of increased governmental regulation of mining activities. AK Steel’s ability to realize fully the expected benefits from AK Coal and Magnetation could be materially adversely affected by increased governmental regulation of mining and related activities, including difficulties or delays in or their failure to receive, maintain or modify environmental permits required for their operations. With respect to AK Coal, the coal mining industry is subject to numerous and extensive federal, state and local environmental laws and regulations, including laws and regulations pertaining to permitting and licensing requirements, air quality standards, plant and wildlife protection, reclamation and restoration of mining properties, the discharge of materials into the environment, the storage, treatment and disposal of wastes, surface subsidence from underground mining and the effects of mining on groundwater quality and availability. With respect to Magnetation, although the construction and operation of its iron ore concentrate plants require limited environmental permits, its construction and operation of a proposed iron ore pelletizing plant will be subject to most, if not all, of the federal, state and local environmental laws and regulations previously mentioned in regards to AK Coal. The costs, liabilities and requirements associated with these laws and regulations are significant and may increase the costs of, delay or even preclude the commencement or continuation of, AK Coal’s mining activities and Magnetation’s proposed pellet plant operations.
Risk of inability to hire or retain skilled labor and experienced manufacturing and mining managers. Modern steel-making and mining uses specialized techniques and advanced equipment and requires experienced managers and skilled laborers. The manufacturing and mining industries in the United States are in the midst of a shortage of experienced managers and skilled labor. This shortage is due in large part to demographic changes, as such laborers and managers are retiring at a faster rate than replacements are entering the workforce or achieving a comparable level of experience. If AK Steel or AK Coal are unable to hire or contract sufficient experienced managers and skilled laborers, there could be an adverse impact on the productivity of these operations and the ultimate benefits to AK Steel. For example, although AK Coal has hired a senior executive with substantial coal mining experience to oversee its operations, additional experienced managers and labor will be necessary, whether through hiring employees or through third party contractors, prior to commencing mining operations in earnest.
Risk of IT security threats and sophisticated computer crime. The Company relies upon IT systems and networks in connection with a variety of business activities. In addition, the Company collects and stores sensitive data.  The Company has taken, and intends to continue to take, what it believes are appropriate and reasonable steps to prevent security breaches in its systems and networks. In recent years, however, there appears to have been an increase in both the number and sophistication of IT security threats and computer crimes. These IT security threats and increasingly sophisticated computer crimes, including advanced persistent threats, pose a risk to the security of AK Steel’s systems and networks and the confidentiality, availability and integrity of its data.  A failure of or breach in security could expose the Company to risks of production downtimes and operations disruptions, misuse of information or systems, or the compromising of confidential information, which in turn could adversely affect the Company’s reputation, competitive position, business and financial results.
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

AK Tube LLC (“AK Tube”), a Company subsidiary, has a plant in Walbridge, Ohio, which operates six electric resistance weld tube mills and a slitter.  AK Tube also has a plant in Columbus, Indiana, which operates eight electric resistance weld and two laser weld tube mills.

AK Coal, another Company subsidiary, controls, through ownership and lease, and is developing metallurgical coal reserves in Somerset County, Pennsylvania. The Company currently estimates that AK Coal owns or leases existing proven and probable coal reserves of approximately 27 million tons of low-volatile metallurgical coal. Another Company subsidiary, Coal Innovations, LLC (“Coal Innovations”), operates a coal washing plant in Somerset County, close to AK Coal’s reserves.

Item 3.	Legal Proceedings.

Information with respect to this item may be found in Note 8 to the consolidated financial statements in Item 8, which is incorporated herein by reference.

Item 4.	Mine Safety Disclosures.

The operation of the Company’s Coal Innovations coal washing plant is subject to regulation by the Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977, as amended (“Mine Act”). MSHA inspects mining and processing operations, such as Coal Innovation’s washing plant, on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. Exhibit 95.1 to this Annual Report sets forth citations and orders from MSHA and other regulatory matters required to be disclosed by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act or otherwise under this Item 4. All of the matters disclosed in Exhibit 95.1 were incurred by Coal Innovations in 2012 prior to its acquisition by the Company in August 2012. From the date of the Company’s acquisition of Coal Innovations until December 31, 2012, Coal Innovations received no citations or orders from MSHA and it incurred no other mine safety violations or other regulatory matters required to be disclosed under this Item 4.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

AK Holding’s common stock has been listed on the New York Stock Exchange since April 5, 1995 (symbol: AKS).  The table below sets forth for the calendar quarters indicated the reported high and low sales prices of the common stock:

	2012		2011
	High	Low	High	Low
First Quarter	$10.33	$6.80	$17.88	$14.00
Second Quarter	7.85	4.59	17.07	13.79
Third Quarter	6.73	4.44	16.75	6.50
Fourth Quarter	5.90	3.42	9.35	5.51

As of February 26, 2013, there were 136,274,906 shares of common stock outstanding and held of record by 4,446 stockholders.  The closing stock price on February 26, 2013 was $3.70 per share.  Because depositories, brokers and other nominees held many of these shares, the number of record holders is not representative of the number of beneficial holders. There were no unregistered sales of equity securities in the quarter or year ended December 31, 2012.

In July 2012, the Company elected to suspend its dividend program. The savings from suspending the program will enhance the Company’s financial flexibility and further support capital needs of the business.

The Company’s Credit Facility contains certain restrictive covenants with respect to the Company’s payment of dividends. Under these covenants, dividends are permitted providing (i) availability exceeds $247.5 or (ii) availability exceeds $192.5 and the Company meets a fixed charge coverage ratio of one to one as of the most recently ended fiscal quarter. If the Company cannot meet either of these thresholds, dividends would be limited to $12.0 annually. Currently, the availability under the Credit Facility significantly exceeds $247.5. Accordingly, although the Company has elected to suspend its dividend program, there currently are no covenant restrictions that would restrict the Company’s ability to declare and pay a dividend to its stockholders. Cash dividends paid in 2012 and 2011 by the Company to its shareholders were determined to be a return of capital under the United States Internal Revenue Code.

Information concerning the amount and frequency of dividends declared and paid in 2012 and 2011 is as follows:

2012 COMMON STOCK DIVIDENDS

Record Date	Payment Date	Per Share
February 10, 2012	March 9, 2012	$0.05
May 15, 2012	June 8, 2012	0.05

2011 COMMON STOCK DIVIDENDS

Record Date	Payment Date	Per Share
February 11, 2011	March 10, 2011	$0.05
May 13, 2011	June 10, 2011	0.05
August 15, 2011	September 9, 2011	0.05
November 15, 2011	December 9, 2011	0.05

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
October 2012	1,543	$5.47	—
November 2012	—	—	—
December 2012	—	—	—
Total	1,543	5.47	—	$125.6

(a)
During the quarter, the Company repurchased 1,543 shares of common stock owned by participants in its restricted stock awards program under the terms of the AK Steel Holding Corporation Stock Incentive Plan.  In order to satisfy the requirement that an amount be withheld that is sufficient to pay federal, state and local taxes due upon the vesting of the restricted stock, employees are permitted to have the Company withhold shares having a fair market value equal to the minimum statutory withholding rate which could be imposed on the transaction.  The Company repurchases the withheld shares at the quoted average of the reported high and low sales prices on the day the shares are withheld.

(b)
In October 2008, the Board of Directors authorized the Company to repurchase, from time to time, up to $150.0 of its outstanding equity securities.  There is no expiration date specified in the Board of Directors’ authorization.

The following graph compares cumulative total stockholder return on the Company’s common stock for the five-year period from January 1, 2008 through December 31, 2012, with the cumulative total return for the same period of (i) the Standard & Poor’s 500 Stock Index and (ii) Standard & Poor’s 500 Metals & Mining Index.  The S&P 500 Metals & Mining Index is made up of Alcoa Inc., Allegheny Technologies Inc., Cliffs Natural Resources, Inc., Freeport-McMoRan Copper & Gold Inc., Newmont Mining Corporation, Nucor Corporation and United States Steel Corporation.  These comparisons assume an investment of $100 at the commencement of the period and reinvestment of dividends.

Cumulative Total Returns
January 1, 2008 through December 31, 2012
(Value of $100 invested on January 1, 2008)

$120
$100
$80
$60
$40
$20
$0
Jan 1, 2008
2008
2009
2010
2011
2012
December 31,
AK Holding
S&P 500 Metals & Mining
S&P 500

	January 1,	December 31,
	2008	2008	2009	2010	2011	2012
AK Holding	$100	$20	$47	$37	$19	$11
S&P 500 Metals & Mining	100	44	70	90	67	60
S&P 500	100	63	80	92	94	109

Item 6.	Selected Financial Data.

The following selected historical consolidated financial data for each of the five years in the period ended December 31, 2012 have been derived from the audited consolidated financial statements. The selected historical consolidated financial data presented herein are qualified in their entirety by, and should be read in conjunction with, the consolidated financial statements set forth in Item 8 and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7.

	2012	2011	2010	2009	2008
	(dollars in millions, except per share and per ton data)
Statement of Operations Data:
Net sales	$5,933.7	$6,468.0	$5,968.3	$4,076.8	$7,644.3
Operating profit (loss) (a)(b)	(128.1)	(201.3)	(133.9)	(70.1)	28.0
Net income (loss) attributable to AK Steel Holding Corporation (c)	(1,027.3)	(155.6)	(128.9)	(74.6)	4.0
Basic and diluted earnings (loss) per share (c)	(9.06)	(1.41)	(1.17)	(0.68)	0.04
Other Data:
Cash dividends declared per common share	$0.10	$0.20	$0.20	$0.20	$0.20
Total shipments (in thousands of tons)	5,431.3	5,698.8	5,660.9	3,935.5	5,866.0
Selling price per ton	$1,092	$1,131	$1,054	$1,036	$1,303
Balance Sheet Data:
Cash and cash equivalents	$227.0	$42.0	$216.8	$461.7	$562.7
Working capital	630.3	137.3	559.6	889.4	1,268.6
Total assets	3,903.1	4,449.9	4,188.6	4,274.7	4,682.0
Current portion of long-term debt (d)	0.7	250.7	0.7	0.7	0.7
Long-term debt (excluding current portion)	1,411.2	650.0	650.6	605.8	632.6
Current portion of pension and other postretirement benefit obligations	108.6	130.0	145.7	144.1	152.4
Pension and other postretirement benefit obligations (excluding current portion)	1,661.7	1,744.8	1,706.0	1,856.2	2,144.2
Total equity (deficit) (e)	(91.0)	377.2	641.1	880.1	970.7

(a)
In 2010, the Company recorded $63.7 related to the announced shutdown of the Company’s Ashland coke plant and $9.1 related to the Butler Retiree Settlement. For more information on the Butler Retiree Settlement, see Note 5 to the consolidated financial statements.

(b)
Under its method of accounting for pensions and other postretirement benefits, the Company recorded pension corridor charges of $157.3, $268.1 and $660.1 in 2012, 2011 and 2008, respectively.  Included in 2008 is a curtailment charge of $39.4 associated with a benefit cap imposed on a defined benefit pension plan for salaried employees.

(c)
Included in net income (loss) attributable to AK Steel Holding Corporation for 2012 was a charge to income tax expense of $865.5, or $7.63 per diluted share, for an increase in the valuation allowance on deferred tax assets.

(d)	Includes borrowings under the Company’s revolving credit facility classified as short-term.

(e)
As of December 31, 2012, the advances in SunCoke Middletown were classified as noncontrolling interests as a result of financing activities performed by its parent, SunCoke Energy, Inc. This was included in other non-current liabilities in prior periods.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operations Overview

The Company’s operations consist primarily of nine steelmaking and finishing plants and tubular production facilities located in Indiana, Kentucky, Ohio and Pennsylvania. The Company’s operations produce flat-rolled value-added carbon steels, including premium-quality coated, cold-rolled and hot-rolled carbon steel products, and specialty stainless and electrical steels that are sold in sheet and strip form, as well as carbon and stainless steel that is finished into welded steel tubing.  These products are sold to the automotive, infrastructure and manufacturing, and distributors and converters markets.  The Company sells its carbon products principally to domestic customers.  The Company’s electrical and stainless steel products are sold both domestically and internationally.  The Company also produces carbon and stainless steel that is finished into welded steel tubing used in the automotive, large truck, industrial and construction markets. The Company’s operations include European trading companies that buy and sell steel and steel products and other materials, AK Coal, which controls and is developing metallurgical coal reserves in Pennsylvania, and a 49.9% equity interest in Magnetation, a joint venture that produces iron ore concentrate from previously-mined ore reserves.

Safety, quality and productivity are the focal points of AK Steel’s operations and the hallmarks of its success.  In 2012, the Company experienced another year of outstanding safety performance and continued to lead the steel industry in OSHA recordable safety performance by a wide margin. The Company also continued to perform extremely well with respect to quality, establishing several all-time company best records for internal quality performances. With respect to productivity, the Company set new yield records at numerous operating units and plant locations in 2012. However, the Company’s average capacity utilization across all of its plants remained flat at approximately 81% in 2012 from 2011.

2012 Financial Results Overview

The challenging domestic and global economic conditions that the Company, and much of the steel industry, have faced since the beginning of the global recession in 2008 continued in 2012 and had a negative impact on the Company’s financial performance. These conditions included a slow economic recovery in the United States and in other parts of the world, continued weakness and greater uncertainty with regard to the economies of Western Europe caused by currency, debt and austerity issues, and a slowdown in the Chinese economy. In addition, there was increased competition in the United States from imports and from domestic producers with new or expanded facilities or under-utilized existing facilities. The aggregate effect of these conditions resulted in a significant oversupply of steel relative to current demand, which had a negative effect on pricing for most of the Company’s steel products. In addition, declines in scrap steel pricing during 2012 benefited input costs for mini-mill steel producers more than for integrated producers such as AK Steel. The Company also continued to experience a decline in electrical steel pricing during the year, particularly with regard to international sales, as a result of the weak global economic conditions and increased global production capacity.

Because the automotive market continues to be an important element of the Company’s business, North American light vehicle production levels directly affect the Company’s total sales and shipments. In 2012, the North American automotive industry continued to recover from the economic recession and that improvement had a positive effect on the Company’s sales and shipments to the automotive industry. In addition, the Company increased its market share in the automotive market during 2012. Light vehicle production levels for the year, however, remained below pre-recession levels.

The housing industry also continues to be important to the Company’s business. The housing industry began to show some signs of improvement in 2012, particularly late in the year, but continues to be severely impacted by the recession and its after-effects.  Housing starts in the United States in 2012 remained near historically low levels for the fourth consecutive year compared to pre-recession levels.  The housing slowdown adversely affected production by manufacturers of power transmission and distribution transformers, to which the Company sells its electrical steels, and production by the manufacturers of appliances, to which the Company sells its stainless and carbon steels.

Compounding the negative impact of all of these conditions, the Company’s financial results for 2012 were further negatively affected by two other items. First, the Company recorded a pre-tax pension corridor charge of $157.3 in the fourth quarter of 2012. That corridor charge did not have any immediate cash impact on the Company. Second, the Company recorded income tax expense for 2012, despite reporting a loss before taxes for the year. Included in income tax expense for 2012 is a charge of $865.5 for changes in the valuation allowance on the Company’s deferred tax assets. That non-cash charge includes the initial charge to income tax expense in the second quarter of 2012 for the valuation allowance related to deferred tax assets created in prior years and the change in the valuation allowance related to the current year tax benefits that would have been recorded related to the Company’s pre-tax losses and pension corridor charge. As a result of these factors, the Company reported a net loss of $1,027.3, or $9.06 per diluted share of common stock, in 2012.

Also contributing to the loss was a decline in revenue of approximately 8% from 2011. This was principally attributable to a decline in average selling prices compared to 2011, combined with an approximate 5% decline in shipments. The Company’s average selling price for 2012 was $1,092 per ton, a decrease of approximately 3% from the Company’s average selling price of $1,131 per ton for 2011, principally due to lower spot market prices, reduced raw material surcharges and a lower value-added product mix. The Company’s steelmaking raw material and energy costs were lower in 2012 compared to the same period in 2011, primarily as a result of lower costs for carbon scrap, iron ore and energy, partially offset by higher costs for coke. The benefit of the lower raw material costs, however, could not overcome the negative effect of the overall economic, business and tax conditions faced by the Company in 2012. The Company reported adjusted EBITDA of $181.2, or $33 per ton.  Reconciliations for the non-GAAP financial measures presented in this paragraph are provided in the Non-GAAP Financial Measures section of this report.

During 2012, the Company completed several capital market transactions to improve the Company’s liquidity position and to finance on a long-term basis the strategic investments in iron ore and coal that were initiated in 2011. During the year the Company issued $800.0 of debt securities and 25.3 million shares of common stock for gross proceeds of $101.2, resulting in aggregate gross proceeds of $901.2. The Company used the proceeds from these capital market transactions to repay all outstanding borrowings under the Credit Facility, including borrowings which had been used for shorter-term financing of the Company’s strategic investments, and for general corporate purposes. As a result of the successful completion of these capital market transactions, the Company’s liquidity was substantially enhanced and totaled nearly $1.1 billion at the end of 2012.

Despite the significant headwinds summarized above, the Company continued to turn in positive performances from its operations during 2012. For example, the Company had another outstanding year with regard to both safety and quality.

With respect to safety, in 2012 the Company continued to lead the steel industry in OSHA recordable safety performance by a wide margin. Leading the way were the Company’s Ashland, Rockport and Zanesville plants, which did not experience a single OSHA recordable case in 2012. Company-wide, 2012 represented AK Steel’s second best annual safety performance in its history in terms of OSHA recordable injuries. In addition, the Company’s plants received various safety awards and other recognition. For example, the Coshocton Works received an Occupational Health and Safety Assessment Series certification from SRI Quality System Registrar, an internationally accredited registrar for management system standards, becoming the first location within AK Steel to do so.

In terms of quality, the Company again performed extraordinarily well. For 2012, AK Steel established several all-time company best records for internal quality performances. The Company’s rates for both internal rejections and retreated products came in at their lowest levels in AK Steel history, surpassing the records that had been set in the year 2011. In addition, the Company’s customers continued to provide public confirmation of the outstanding quality of the Company’s products shipped to them in 2012. Each quarter, an independent customer survey is performed by Jacobson and Associates that compares AK Steel to its most direct competitors. According to the Jacobson survey results for the fourth quarter, AK Steel was rated:

•	#1 in quality, service, on-time delivery, and overall customer satisfaction as compared to our integrated carbon steel competitors, and

•	#1 in quality, service and overall customer satisfaction as compared to our specialty steel competitors.

In addition, AK Steel received a number of “Supplier of the Year” honors from important customers during 2012, highlighted by the “Metallic Supplier of the Year Award” from Chrysler Corporation. AK Steel was the only metal supplier in the world to receive this honor from Chrysler in 2012.

2012 Compared to 2011

Steel Shipments

Steel shipments in 2012 were 5,431,300 tons, down approximately 5% from shipments of 5,698,800 tons in 2011.  The reduction in overall shipments in 2012 compared to 2011 was principally the result of a decline in demand caused from general economic weakness and uncertainty.  As spot market pricing declined in 2012, the Company took steps to reduce its spot market sales of non value-added steel. This resulted in a slight increase in the Company’s value-added shipments as a percent of total volume shipped to 83.4% in 2012 compared to 82.1% in 2011.  Tons shipped by product category for 2012 and 2011, and as a percent of total shipments, were as follows:

	2012		2011
Value-added Shipments	(tons in thousands)
Stainless/electrical	849.1	15.6%	900.3	15.8%
Coated	2,409.4	44.4%	2,441.5	42.9%
Cold-rolled	1,138.7	21.0%	1,204.1	21.1%
Tubular	132.0	2.4%	130.1	2.3%
Subtotal value-added shipments	4,529.2	83.4%	4,676.0	82.1%
Non Value-added Shipments
Hot-rolled	767.6	14.1%	873.5	15.3%
Secondary	134.5	2.5%	149.3	2.6%
Subtotal non value-added shipments	902.1	16.6%	1,022.8	17.9%

Total shipments	5,431.3	100.0%	5,698.8	100.0%

Sales

Net sales in 2012 were $5,933.7, down 8% from net sales of $6,468.0 in 2011.  The decrease resulted primarily from lower selling prices in 2012 compared to 2011 and a lower volume of shipments.  The average selling price was $1,092 per net ton in 2012, a decrease of 3% compared to $1,131 per net ton in 2011.  The Company has variable-pricing mechanisms with most of its contract customers, under which a portion of both rising and falling commodity costs are passed through to the customer or the prices are adjusted based on a published steel price index during the life of the contract.  The Company had such variable-pricing mechanisms with respect to approximately 94% of its contract shipments in 2012 compared to 93% in 2011.

Net sales to customers outside the United States were $856.7, or 14% of total sales, for 2012, compared to $946.4, or 15% of total sales, for 2011.  A majority of the revenue from sales outside of the United States is associated with electrical and stainless steel products.

The following table sets forth the percentage of the Company’s net sales attributable to each of its markets:

Market	2012	2011
Automotive	45%	36%
Infrastructure and Manufacturing	23%	24%
Distributors and Converters	32%	40%

Cost of Products Sold

Cost of products sold in 2012 and 2011 was $5,539.1 and $6,036.8, respectively.  Cost of products sold for 2012 was lower primarily as a result of lower shipments and lower costs for carbon scrap, iron ore and energy, partly offset by higher coke costs. Also, the Company recorded a LIFO credit of $89.0 in 2012 compared to a LIFO charge of $9.8 in 2011.

Selling and Administrative Expense

The Company’s selling and administrative expense decreased to $208.7 in 2012 from $215.4 in 2011.  The decrease was primarily the result of actions taken by the Company to reduce costs, including reduced spending for legal fees, outside consultants and outside services.

Depreciation Expense

Depreciation expense increased to $192.0 in 2012 from $185.0 in 2011. The increase was the result of a full year of depreciation attributable to the SunCoke Middletown plant, which had started up in the fourth quarter of 2011, partially offset by a reduction in depreciation of certain older assets that had become fully depreciated during 2011. The year-over-year comparison also is affected by the impact of the shutdown of the Ashland coke plant in 2011, which reduced the Company’s depreciation expense in 2012.

Pension and Other Postretirement Employee Benefit (“OPEB”) Expense (Income)

The Company recorded pension and OPEB income of $35.3 in 2012 compared to income of $36.0 in 2011. This small reduction in income in 2012 was largely a result of a decrease in the interest cost on the Company’s pension and OPEB obligations, offset by an increase in the pension expense attributable to a decision by the Company to decrease its expected long-term rate of return on plan assets.

The Company recognizes into its results of operations, as a “corridor” adjustment, any unrecognized actuarial net gains or losses that exceed 10% of the larger of projected benefit obligations or plan assets.  Amounts inside this 10% corridor are amortized over the plan participants’ life expectancy.  Actuarial net gains and losses occur when actual experience differs from any of the many assumptions used to value the benefit plans, or when the assumptions change, as they may each year when a valuation is performed.  The effect of prevailing interest rates on the discount rate used to value projected plan obligations as of the December 31 measurement date and actual return on plan assets compared to the expected return are two of the more important factors used to determine the Company’s year-end liability, corridor adjustment and subsequent year’s expense for these benefit plans.  Under the Company’s method of accounting for pension and other postretirement benefit plans, it incurred pre-tax pension corridor charges of $157.3 and $268.1 in 2012 and 2011, respectively. Although ultimately the pension and OPEB obligations will be settled in cash, there was no cash requirement during the periods in which the charges were recorded.

Operating Profit (Loss)

The Company reported an operating loss for 2012 of $128.1, compared to an operating loss of $201.3 for 2011. Included in both the 2012 and 2011 losses were pre-tax pension corridor charges of $157.3 and $268.1, respectively. Also included was an operating profit (loss) related to SunCoke Middletown of $46.0 and $(7.8) for 2012 and 2011, respectively.

Interest Expense

The Company’s interest expense for 2012 and 2011 was $86.7 and $47.5, respectively.  The year-over-year increase was attributable to an increase in borrowings under the revolving credit agreement in 2012 versus 2011 and interest on the additional long-term debt issued in 2012.

Other Income (Expense)

The Company reported other income of $6.2 for 2012 and other expense of $5.3 for 2011.  Included in other income (expense) was the Company’s share of income related to Magnetation of $7.7 for 2012. The balance of other income (expense) is principally attributable to foreign exchange gains or losses.

Income Taxes

In 2012, the Company had income tax expense of $790.0 compared to an income tax benefit of $94.0 in 2011. Included in income tax expense for 2012 are non-cash charges of $865.5 for changes in the valuation allowance on the Company’s deferred tax assets. While accounting rules specify that the deferred tax assets must be written down to the amount supported by a tax-planning strategy and the future reversal of the Company’s deferred tax liabilities, this accounting treatment has no effect on the ability of the Company to use the loss carryforwards and tax credits in the future to reduce cash tax payments. For a more detailed discussion on the valuation allowance, see Note 3 to the consolidated financial statements.

Net Income (Loss) and Adjusted Net Income (Loss)

The Company’s net loss attributable to AK Holding in 2012 was $1,027.3, or $9.06 per diluted share, compared to $155.6, or $1.41 per diluted share, in 2011. The net loss in 2012 included a pre-tax pension corridor charge of $157.3, or $0.86 per diluted share, compared to a pre-tax corridor charge of $268.1, or $1.50 per diluted share, in 2011. Included in the net loss attributable to AK Holding for 2012, was $865.5, or $7.63 per diluted share, for the non-cash charge attributable to the change in the valuation allowance on the Company’s deferred tax assets referred to in Income Taxes above. Excluding the pension corridor charge and the non-cash income tax charge, the Company had an adjusted net loss of $64.4, or $0.57 per diluted share, for 2012.

Adjusted EBITDA

Adjusted EBITDA (as defined below under Non-GAAP Financial Measures) was $181.2, or $33 per ton, and $265.7, or $47 per ton, for 2012 and 2011, respectively.

Non-GAAP Financial Measures

In certain of its disclosures, the Company has reported adjusted EBITDA and adjusted net income (loss) that exclude the effects of a pension corridor charge and a deferred tax asset valuation allowance charge. Management believes that reporting adjusted net income (loss) attributable to AK Holding (as a total and on a per share basis) with these items excluded more clearly reflects the Company’s current operating results and provides investors with a better understanding of the Company’s overall financial performance.

EBITDA is an acronym for earnings before interest, taxes, depreciation and amortization. It is a metric that is sometimes used to compare the results of different companies by removing the effects of different factors that might otherwise make comparisons inaccurate or inappropriate. For purposes of this report, the Company has made adjustments to EBITDA in order to exclude the effect of noncontrolling interests and pension corridor accounting charges, Ashland coke plant shutdown charges and Butler Retiree Settlement costs. The adjusted results, although not financial measures under generally accepted accounting principles (“GAAP”) and not identically applied by other companies, facilitate the ability to analyze the Company’s financial results in relation to those of its competitors and to the Company’s prior financial performance by excluding items that otherwise would distort the comparison.  Adjusted EBITDA and adjusted net income (loss) are not, however, intended as alternative measures of operating results or cash flow from operations as determined in accordance with GAAP and are not necessarily comparable to similarly titled measures used by other companies. Also, with respect to the deferred tax valuation allowance charge, this was a non-cash charge related to the reduction in the amount of deferred tax assets deemed realizable by accounting standards and has no effect on the ability of the Company to use the loss carryforwards and tax credits in the future to reduce cash tax payments.

The Company recognizes in its results of operations, as a corridor adjustment, any unrecognized actuarial net gains or losses that exceed 10% of the larger of projected benefit obligations or plan assets. Amounts inside this 10% corridor are amortized over the plan participants’ life expectancy. The need for a corridor charge is considered at any remeasurement date, but has historically only been recorded in the fourth quarter at the time of the annual remeasurement. After excluding the corridor charge, the remaining pension expense included in the non-GAAP measure is comparable to the accounting for pension expense on a GAAP basis in the first three quarters of the year and Management believes this is useful to investors in analyzing the Company’s results on a quarter-to-quarter basis, as well as analyzing the Company’s results on a year-to-year basis. As a result of the Company’s corridor method of accounting, the Company’s subsequent financial results on both a GAAP and a non-GAAP basis do not contain any amortization of prior period actuarial gains or losses that exceeded the corridor threshold because those amounts were immediately recognized as a corridor adjustment in the period incurred. Actuarial net gains and losses occur when actual experience differs from any of the many assumptions used to value the benefit plans, or when the assumptions change, as they may each year when a valuation is performed. The two most significant of those assumptions are the discount rate used to value projected plan obligations and the rate of return on plan assets. In addition, changes in other actuarial assumptions and the degree by which the unrealized gains or losses are within the corridor threshold prior to remeasurement will affect the calculation of the corridor adjustment. The effect of prevailing interest rates on the discount rate as of the December 31 measurement date and actual return on plan assets compared to the expected return will have a significant impact on the determination of the Company’s year-end liability, corridor adjustment and subsequent year’s expense for these benefit plans. For example, the corridor charge for 2012 was driven by actuarial losses caused primarily by (i) a decrease in the discount rate assumption used to determine the current year pension liabilities from 4.74% at December 31, 2011 to 3.85% at December 31, 2012 (an actuarial loss of approximately $280.0) and (ii) changes in mortality assumptions partially offset by (iii) the net effect of the difference between the expected return on assets of 8.0% ($188.3) and the actual return on assets of 14.8% ($347.8) (netting to an actuarial gain of $159.5). The Company believes that the corridor method of accounting for pension and other postretirement obligations is rarely used by other publicly traded companies. However, because different approaches are used in recognizing actuarial gains and losses, the Company’s resulting pension expense on a GAAP basis or a non-GAAP basis may not be comparable to other companies’ pension expense on a GAAP basis. Although the corridor charge reduces reported operating and net income, it does not affect the Company’s cash flows in the current period. However, the pension obligation will be ultimately settled in cash.

Neither current shareholders nor potential investors in the Company’s securities should rely on adjusted EBITDA or adjusted net income (loss) as a substitute for any GAAP financial measure and the Company encourages investors and potential investors to review the following reconciliations of net income (loss) attributable to AK Holding to adjusted EBITDA and adjusted net income (loss).

Reconciliation of Net Income (Loss)

2012
Reconciliation to Net Income (Loss) Attributable to AK Steel Holding
Adjusted net income (loss) attributable to AK Steel Holding Corporation	$(64.4)
Pension corridor charge (net of tax)	(97.4)
Non-cash income tax charge from change in deferred tax asset valuation allowance	(865.5)
Net income (loss) attributable to AK Steel Holding Corporation, as reported	$(1,027.3)

Reconciliation to Basic and Diluted Earnings (Loss) per Share
Adjusted basic and diluted earnings (loss) per share	$(0.57)
Pension corridor charge	(0.86)
Non-cash income tax charge from change in deferred tax asset valuation allowance	(7.63)
Basic and diluted earnings (loss) per share, as reported	$(9.06)

Reconciliation of Adjusted EBITDA

	2012	2011	2010
Net income (loss) attributable to AK Holding	$(1,027.3)	$(155.6)	$(128.9)
Noncontrolling interests	28.7	(4.5)	(1.8)
Income tax provision (benefit)	790.0	(94.0)	(43.8)
Interest expense	86.7	47.5	33.0
Interest income	(0.4)	(0.5)	(1.6)
Depreciation	192.0	185.0	197.1
Amortization	14.2	14.1	15.0
EBITDA	83.9	(8.0)	69.0
Less: EBITDA of noncontrolling interests	60.0	(5.6)	(2.5)
Pension corridor and special charges	157.3	268.1	72.8
Adjusted EBITDA	$181.2	$265.7	$144.3
Adjusted EBITDA per ton	$33	$47	$25

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

Operating Costs

Costs of products sold in 2011 and 2010 were $6,036.8 and $5,643.2, respectively.  Cost of products sold for 2011 were higher as a result of increased raw material costs, in particular for iron ore.  This increase in raw material costs was offset in part by a reduction in the Company’s LIFO charge, year over year. At December 31, 2011 and 2010, inventory quantities decreased from the previous year end, causing a liquidation of LIFO inventory layers in each of the years. However, the increases in raw material costs that were experienced by the Company in 2011 and 2010 compared to the respective prior year more than offset the income generated from liquidation of LIFO layers, and the net results recorded by the Company were LIFO charges of $9.8 in 2011 and $109.0 in 2010.  Costs in 2010 included the one-time, non-recurring charges of $63.7 for the Ashland coke plant shutdown and $9.1 associated with the Butler Retiree Settlement.

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

Pension and OPEB Charges

The Company recorded a pension and OPEB credit of $36.0 in 2011 compared to $14.9 in 2010. The increase in the credit in 2011 was largely a result of a decrease in the interest cost on the obligations and an increase in the expected investment return on a higher amount of plan assets at the beginning of each year.

The Company recognizes into its results of operations, as a “corridor” adjustment, any unrecognized actuarial net gains or losses that exceed 10% of the larger of projected benefit obligations or plan assets.  Amounts inside this 10% corridor are amortized over the plan participants’ life expectancy.  Actuarial net gains and losses occur when actual experience differs from any of the many assumptions used to value the benefit plans, or when the assumptions change, as they may each year when a valuation is performed.  The effect of prevailing interest rates on the discount rate used to value projected plan obligations as of the December 31 measurement date and actual return on plan assets compared to the expected return are two of the more important factors used to determine the Company’s year-end liability, corridor adjustment and subsequent year’s expense for these benefit plans.  Under the Company’s method of accounting for pension and other postretirement benefit plans, it incurred a pre-tax pension corridor charge of $268.1 in 2011, but did not incur a corridor adjustment in 2010.

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

Net Income (Loss) Attributable to AK Holding

The Company’s net loss attributable to AK Holding in 2011 was $155.6, or $1.41 per diluted share, compared to $128.9, or $1.17 per diluted share, in 2010. The net loss in 2011 included a pretax pension corridor charge of $268.1. The net loss in 2010 included a pretax charge of $63.7 for the announced shutdown of the Ashland coke plant and a $9.1 pretax charge taken in connection with the Butler Retiree Settlement.  Also, in 2010 the Company recorded the $25.3 income tax charge noted above related to a reduction in the value of the Company’s deferred tax asset as a result of a change to the tax treatment associated with Medicare Part D reimbursements.  Excluding these special charges in 2011 and 2010 would have resulted in adjusted net income attributable to AK Holding in 2011 of $10.3, or $0.09 per diluted share, compared to adjusted net income attributable to AK Holding in 2010 of $59.8, or $0.54 per diluted share.

Non-GAAP Financial Measures

In certain of its disclosures in this filing, the Company has adjusted its operating profit (loss) and net income (loss) to exclude a pension corridor accounting charge, Ashland coke plant shutdown charges, Butler Retiree Settlement costs and healthcare tax law change. The Company has made these adjustments because Management believes that it enhances the understanding of the Company’s financial results. Management believes that reporting adjusted operating profit (loss) and adjusted net income (loss) attributable to AK Holding (as a total and on a per ton or per share basis) with these items excluded more clearly reflects the Company’s current operating results and provides investors with a better understanding of the Company’s overall financial performance.  In addition, the adjusted results, although not financial measures under generally accepted accounting principles (“GAAP”) and not identically applied by other companies, facilitate the ability to analyze the Company’s financial results in relation to those of its competitors and to the Company’s prior financial performance by excluding items that otherwise would distort the comparison.  With respect to the Ashland coke plant shutdown charges and the Butler Retiree Settlement costs, these are one-time charges that do not relate to the normal operations of the Company.  With respect to the healthcare tax law change, this was a one-time charge caused by the enactment of federal laws reducing the tax benefits of future medical benefits for retirees and is unrelated to normal and ongoing operations.

The Company recognizes in its results of operations, as a corridor adjustment, any unrecognized actuarial net gains or losses that exceed 10% of the larger of projected benefit obligations or plan assets. Amounts inside this 10% corridor are amortized over the plan participants’ life expectancy. The need for a corridor charge is considered at any remeasurement date, but has historically only been recorded in the fourth quarter at the time of the annual remeasurement. After excluding the corridor charge, the remaining pension expense included in the non-GAAP measure is comparable to the accounting for pension expense on a GAAP basis in the first three quarters of the year and Management believes this is useful to investors in analyzing the Company’s results on a quarter-to-quarter basis, as well as analyzing the Company’s results on a year-to-year basis. As a result of the Company’s corridor method of accounting, the Company’s subsequent financial results on both a GAAP and a non-GAAP basis do not contain any amortization of prior period actuarial gains or losses that exceeded the corridor threshold because those amounts were immediately recognized as a corridor adjustment in the period incurred. Actuarial net gains and losses occur when actual experience differs from any of the many assumptions used to value the benefit plans, or when the assumptions change, as they may each year when a valuation is performed. The two most significant of those assumptions are the discount rate used to value projected plan obligations and the rate of return on plan assets. In addition, changes in other actuarial assumptions and the degree by which the unrealized gains or losses are within the corridor threshold prior to remeasurement will affect the calculation of the corridor adjustment. The effect of prevailing interest rates on the discount rate as of the December 31 measurement date and actual return on plan assets compared to the expected return will have a significant impact on the determination of the Company’s year-end liability, corridor adjustment and subsequent year’s expense for these benefit plans. For example, the corridor charge for 2011 was driven by actuarial losses caused primarily by (i) a decrease in the discount rate assumption used to determine the current year pension liabilities from 5.36% at December 31, 2010 to 4.74% at December 31, 2011 (an actuarial loss of approximately $180.0) and (ii) the net effect of the difference between the expected return on assets of 8.5% ($207.5) and the actual return on assets of 2.0% ($47.6) (netting to an actuarial loss of $159.9). The Company believes that the corridor method of accounting for pension and other postretirement obligations is rarely used by other publicly traded companies. However, because different approaches are used in recognizing actuarial gains and losses, the Company’s resulting pension expense on a GAAP basis or a non-GAAP basis may not be comparable to other companies’ pension expense on a GAAP basis. Although the corridor charge reduces reported operating and net income, it does not affect the Company’s cash flows in the current period. However, the pension obligation will be ultimately settled in cash.

Management views the reported results of adjusted operating profit (loss) and adjusted net income (loss) attributable to AK Holding as important operating performance measures and believes that the GAAP financial measure most directly comparable to them are operating profit (loss) and net income (loss) attributable to AK Holding.  Adjusted operating profit (loss) and adjusted net income (loss) attributable to AK Holding are used by Management as supplemental financial measures to evaluate the performance of the business.  Management believes that the non-GAAP measures, when analyzed in conjunction with the Company’s GAAP results and the accompanying reconciliations, provide additional insight into the financial trends of the Company’s business versus the GAAP results alone.  Neither current shareholders nor potential investors in the Company’s securities should rely on adjusted operating profit (loss) and adjusted net income (loss) attributable to AK Holding as a substitute for any GAAP financial measure and the Company encourages investors and potential investors to review the reconciliations of adjusted operating profit (loss) and adjusted net income (loss) attributable to AK Holding to the comparable GAAP financial measures.

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

Reconciliation to Net Income (Loss) Attributable to AK Holding

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

Consistent with its current practice, AK Steel is not providing detailed guidance for the Company’s first quarter 2013 results at this time. The Company expects to provide such detailed first quarter guidance later during the quarter.

In advance of that guidance, however, the Company notes that, based upon current conditions, it can address certain factors relevant to the Company’s full-year 2013 outlook. Those factors include the following:

1)
The Company estimates capital and strategic investments of approximately $150.0 in 2013, which includes approximately $20.0 for the Company’s investments in the development of coal reserves and a capital contribution of $70.0 to Magnetation.

2)	The Company anticipates interest expense of approximately $120.0 in 2013, which reflects the full-year effect of the debt issuances completed in 2012.

3)	The Company expects a pension and OPEB credit of approximately $64.0 in 2013, despite a reduction in the expected return on plan assets from 8.00% in 2012 to 7.25% in 2013.

4)	The Company estimates that its cash taxes will be minimal given its net operating loss carryforward positions.

There are many factors that could significantly impact this outlook, including developments in the domestic and global economies, in the Company’s business, and in the businesses of the Company’s customers and suppliers. The foregoing outlook thus is subject to change arising from those and other factors.

Liquidity and Capital Resources

At December 31, 2012, the Company had total liquidity of $1,098.9, consisting of $227.0 of cash and cash equivalents and $871.9 of availability under the Company’s $1.1 billion asset-backed revolving credit facility (“Credit Facility”). Availability under the Credit Facility fluctuates monthly based on the varying levels of eligible collateral. As of December 31, 2012, the Company’s eligible collateral, after application of applicable advance rates, was $946.6. At December 31, 2012, there were no outstanding borrowings under the Credit Facility and availability was reduced by $74.7 due to outstanding letters of credit. During the year ended December 31, 2012, utilization of the Company’s credit facilities ranged from zero to $492.0, with outstanding borrowings averaging $354.4 per day. The Credit Facility is secured by the Company’s inventory and accounts receivable.

The Company’s liquidity was improved substantially at the end of 2012 compared to 2011 as a result of several capital market transactions that were completed in 2012. During the year the Company issued $800.0 of debt securities and 25.3 million shares of common stock for gross proceeds of $101.2, resulting in aggregate gross proceeds of $901.2. The debt issuances included $300.0 aggregate principal amount of 8.375% Senior Notes due 2022 (“2022 Senior Notes”), $350.0 aggregate principal amount of 8.75% Senior Secured Notes due 2018 (“Secured Notes”) and $150.0 aggregate principal amount of 5.0% Senior Exchangeable Notes due 2019 (“Exchangeable Notes”). For detailed information on these transactions, see Investing and Financing Activities section below and Note 4 to the consolidated financial statements. The Company anticipates utilizing its cash and cash equivalents and the Credit Facility as it deems necessary to fund requirements for working capital, strategic investments (such as its investments in Magnetation and AK Coal) and other general corporate purposes. In connection with its capital markets transactions in November 2012, the Company amended the Credit Facility to permit its offering of Senior Secured Notes and Exchangeable Notes, the liens granted by the Company pursuant to the Secured Notes, and the exchange of the Exchangeable Notes for shares of AK Holding common stock.

Cash used by operations totaled $270.8 for the year ended December 31, 2012. This total included cash generated by SunCoke Middletown of $55.2, which was offset by cash used by SunCoke Middletown to fund capital expenditures and distributions to SunCoke Energy, and therefore has no effect on the net cash flows of AK Steel. Significant uses of cash included a $170.2 pension contribution, a contribution of $31.7 to the VEBA Trust established as part of the Butler Retiree Settlement, and pension and OPEB benefit payments of $70.8. These and other cash uses during the year were partially offset by cash generated from normal business activities. Working capital increased compared to the prior year with lower sales activity causing an increase in inventory levels greater than the reduction in accounts receivable. Likewise, accounts payable also decreased slightly.

Pension- and Retiree Healthcare Benefit-related Matters

The Company made pension contributions of $170.2 during 2012 to satisfy the Company’s required annual pension contributions for 2012. These contributions increased the Company’s total pension fund contributions since 2005 to approximately $1.5 billion. Based on current actuarial valuations, the Company estimates that its required annual pension contributions are $180.0 for 2013 (of which $30.0 already was contributed in the first quarter of 2013) and $240.0 for 2014. The Company’s required pension contributions are expected to be lower thereafter. The calculation of estimated future pension contributions requires the use of assumptions concerning future events. The most significant of these assumptions relate to future investment performance of the pension funds, actuarial data relating to plan participants, and the interest rate used to discount future benefits to their present value. Because of the variability of factors underlying these assumptions, including the possibility of future pension legislation, the reliability of estimated future pension contributions decreases as the length of time until the contributions must be made increases. For a more detailed discussion of the pension contribution estimates, see Employee Benefit Obligations.

In July 2012, the Company paid $31.7 to a VEBA trust for a class of Butler Works retirees as part of the negotiated settlement with those retirees. The Company will make additional cash contributions of $30.8 to VEBA trusts in 2013 as part of settlements with the Butler and Zanesville retirees. See discussion of the Butler Works class action settlement in Note 5 to the consolidated financial statements and the discussion of the Zanesville Works retiree healthcare benefits litigation in Note 8 for further information.

Investing and Financing Activities

Cash used by investing activities in 2012 totaled $118.6. This total included $45.5 of normal, on-going capital investments, $60.6 for strategic investments in Magnetation and AK Coal and $18.6 in capital investments related to the investment by SunCoke Middletown in capital equipment for the coke plant constructed in Middletown, Ohio. The SunCoke Middletown capital investment was funded by its parent company, SunCoke, and has no effect on the net cash flows of AK Steel.

Cash generated by financing activities in 2012 totaled $574.4. This includes gross proceeds of $800.0 from the issuance of debt securities, which were used to repay all outstanding borrowings under the Credit Facility. Payments also included debt issuance costs of $22.3 related to the capital market transactions discussed above and common stock dividends of $11.0. Additional proceeds of $96.4, net of transaction costs, were received from the issuance of common stock. The total also includes $36.6 of payments from SunCoke Middletown to SunCoke.

In February 2012, AK Steel refinanced (the “IRB Refinancing”) $73.3 aggregate principal amount of variable-rate tax-exempt industrial revenue bonds (“IRBs”). The IRB Refinancing was accomplished through offerings of newly-issued fixed-rate tax-exempt IRBs in the same respective aggregate principal amounts as the prior IRBs that they replaced. The net proceeds of new IRBs were used to redeem and extinguish the prior IRBs. The prior IRBs were backed by letters of credit, which had the effect of lowering availability under the Credit Facility and, accordingly, the Company’s liquidity. The new IRBs are not backed by letters of credit, but rather, are unsecured senior debt obligations of AK Steel that are equal in ranking with the Company’s other outstanding senior unsecured indebtedness.

In March 2012, the Company issued $300.0 of 2022 Senior Notes and generated net proceeds of $293.2 after underwriting discounts and other fees. In the fourth quarter of 2012, the Company issued $350.0 of Secured Notes, $150.0 of Exchangeable Notes and 25.3 million shares of common stock for gross proceeds of $101.2. As a result of these offerings, the Company received aggregate net proceeds of $875.5 after underwriting discounts and other fees. The Company used the proceeds from these capital market transactions to repay outstanding borrowings under the Credit Facility and for general corporate purposes.

The Company from time to time may purchase stock in accordance with the Company’s $150.0 share repurchase program, although no shares were repurchased in 2012 under this program.

The Company believes that its current sources of liquidity will be adequate to meet its obligations for the foreseeable future. Future liquidity requirements for employee benefit plan contributions, scheduled debt maturities, debt redemptions and capital investments are expected to be funded by internally-generated cash and other financing sources. To the extent, if at all, that the Company would need to fund any of its working capital or planned capital investments other than through internally-generated cash, the Company has available its Credit Facility. The Company also could seek to access the capital markets if and when it perceives conditions are favorable. The Credit Facility expires in April 2016 and any amounts outstanding under it at that time would need to be repaid or refinanced.  Otherwise, the Company has no significant scheduled debt maturities until December 2018, when its Secured Notes are due. At December 31, 2012, the Company’s eligible collateral, after application of applicable advance rates, was $946.6. At December 31, 2012, there were no outstanding borrowings under the Credit Facility and availability was reduced by $74.7 for outstanding letters of credit. The Company’s forward-looking statements on liquidity are based on currently available information and expectations and, to the extent the information or expectations are inaccurate or conditions deteriorate, there could be a material adverse effect on the Company’s liquidity.

As to longer-term obligations, the Company has significant debt maturities and other obligations that come due after 2012, including estimated cash contributions to its qualified pension plans, based on current legislation and actuarial assumptions.  The Company expects to make pension contributions of approximately $180.0 and $240.0 in 2013 and 2014, respectively, as well as additional amounts thereafter. Of the $180.0 due in 2013, the Company already contributed $30.0 to the pension fund in the first quarter of 2013. For further information, see the Contractual Obligations section.  The Company’s Credit Facility expiring in 2016 is secured by the Company’s product inventory and accounts receivable and contains restrictions on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliated transactions.  The Credit Facility requires maintenance of a minimum fixed charge coverage ratio of one to one if availability under the Credit Facility falls below $137.5.  The Company is in compliance with its Credit Facility covenants and, absent the occurrence of unexpected adverse events, expects that it will remain in compliance for the foreseeable future.

Dividends

In July 2012, the Company elected to suspend its dividend program. The savings from suspending the program enhance the Company’s financial flexibility and further support capital needs for the business. The following table lists information related to the quarterly cash dividend prior to the suspension:

2012 COMMON STOCK DIVIDENDS

Record Date	Payment Date	Per Share
February 10, 2012	March 9, 2012	$0.05
May 15, 2012	June 8, 2012	0.05

The Company’s Credit Facility contains certain restrictive covenants with respect to the Company’s payment of dividends. Under these covenants, dividends are permitted provided (i) availability exceeds $247.5 or (ii) availability exceeds $192.5 and the Company meets a fixed charge coverage ratio of one to one as of the most recently ended fiscal quarter. If the Company cannot meet either of these thresholds, dividends would be limited to $12.0 annually. Currently, the availability under the Credit Facility significantly exceeds $247.5. Accordingly, although the Company has elected to suspend its dividend program, there currently are no covenant restrictions that would restrict the Company’s ability to declare and pay a dividend to its stockholders. Cash dividends paid in 2012 and 2011 by the Company to its shareholders were determined to be a return of capital under the United States Internal Revenue Code.

Restrictions Under Debt Agreements

The Credit Facility and indentures governing the Company’s senior indebtedness and tax-exempt fixed-rate IRBs (collectively, the “Notes”) contain restrictions and covenants that may limit the Company’s operating flexibility.

The indentures governing the Notes (other than the Exchangeable Notes) include customary restrictions on (a) the incurrence of additional debt by certain AK Steel subsidiaries, (b) the incurrence of liens by AK Steel and AK Holding’s other subsidiaries, (c) the amount of sale/leaseback transactions, and (d) the ability of AK Steel and AK Holding to merge or consolidate with other entities or to sell, lease or transfer all or substantially all of the assets of the AK Steel and AK Holding to another entity. They also contain customary events of default. In addition, the indenture governing the Secured Notes includes covenants with customary restrictions on the use of proceeds from the sale of collateral. The indenture governing the Exchangeable Notes does not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company or its subsidiaries.

The Credit Facility contains customary restrictions, including limitations on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliate transactions. In addition, the Credit Facility requires maintenance of a minimum fixed charge coverage ratio of one to one if availability under the Credit Facility is less than $137.5. The Company does not expect any of these restrictions to affect or limit its ability to conduct its business in the ordinary course.

During the period, the Company was in compliance with all the terms and conditions of its debt agreements.

Capital Investments

The Company anticipates 2013 capital and strategic investments of approximately $150.0, which includes about $20.0 for the Company’s investment in the development of coal reserves and a $70.0 capital contribution to Magnetation. In the near-term, the Company expects to fund these investments from cash generated from operations or from borrowings under its Credit Facility.

Employee Benefit Obligations

Under its method of accounting for pension and OPEB plans, the Company recognizes as of the measurement date any unrecognized actuarial gains and losses that exceed 10% of the larger of projected benefit obligations or plan assets (the “corridor”).  In 2012 and 2011, the unrecognized losses attributable to the Company’s qualified pension plans exceeded the corridor, primarily as a result of declines in the discount rate. Accordingly, the Company incurred pre-tax corridor charges of $157.3 in the fourth quarter of 2012 and $268.1 in the fourth quarter of 2011. In 2010, the Company incurred no corridor adjustment.

Based on current assumptions, the Company anticipates that its required pension funding contributions during 2013 will total approximately $180.0.  A contribution of $30.0 toward that total was made in the first quarter of 2013.  Additionally, the Company currently estimates that its required annual pension contributions will be approximately $240.0 for 2014 and are expected to be lower thereafter. The amount and timing of future required contributions to the pension trust depend on assumptions concerning future events.  The most significant of these assumptions relate to future investment performance of the pension funds, actuarial data relating to plan participants and the benchmark interest rate used to discount benefits to their present value.  Because of the variability of factors underlying these assumptions, including the possibility of future pension legislation, the reliability of estimated future pension contributions decreases as the length of time until the contribution must be made increases.  Currently, the Company’s major pension plans are significantly underfunded.  As a result, absent major increases in long-term interest rates, above average returns on pension plan assets and/or changes in legislated funding requirements, the Company will be required to make contributions to its pension trusts of varying amounts in the long-term.  Some of these contributions could be substantial.

The Company provides healthcare benefits to a significant portion of its employees and retirees.  Based on the assumptions used to value other postretirement benefits, primarily retiree healthcare and life insurance benefits, annual cash payments for these benefits are expected to be in a range that trends down from $77.8 to $11.4 over the next 30 years.  These payments do not include payments to VEBA trusts as part of the Butler and Zanesville Retiree Settlements, which will total $30.8 in 2013.  For a more detailed description of the settlements, see the discussions in Note 5 to the consolidated financial statements.

Accounting for retiree healthcare benefits requires the use of actuarial methods and assumptions, including assumptions about current employees’ future retirement dates, the anticipated mortality rate of retirees, the benchmark interest rate used to discount benefits to their present value, anticipated future increases in healthcare costs and the obligation of the Company under collective bargaining agreements with respect to healthcare benefits for retirees.  Changing any of these assumptions could have a material effect on the calculation of the Company’s total obligation for future healthcare benefits.  For example, the Company’s calculation of its future retiree healthcare benefit obligation as of the end of 2012 assumed that the Company would continue to provide healthcare benefits to current and future retirees.  If this assumption is altered, it could have a material effect on the calculation of the Company’s total future retiree healthcare benefit obligation.  This assumption could be altered as a result of one or more of the following developments or other unforeseen events.

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

Energy and Commodity Hedging

The Company enters into derivative transactions in the ordinary course of business to hedge the cost of natural gas, electricity and certain raw materials, including iron ore, and, to a lesser extent, the market risk associated with the sale of certain of its commodity steel products (hot roll carbon steel coils).  At December 31, 2012, the Consolidated Balance Sheet included other current assets of $25.5 and accrued liabilities of $1.3 for the fair value of these derivatives.  Changes in the prices paid or received for the related commodities are expected to offset the effect on cash of settling these amounts.

Off-Balance Sheet Arrangements

See discussion of Magnetation under Iron Ore Investment, below, for information about this equity investee. There were no other material off-balance sheet arrangements as of December 31, 2012.

Contractual Obligations

In the ordinary course of business, the Company enters into agreements under which it is obligated to make legally enforceable future payments.  These agreements include those related to borrowing money, leasing equipment and purchasing goods and services.  The following table summarizes by category expected future cash outflows associated with contractual obligations in effect as of December 31, 2012.

	Payment due by period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt (including current portion)	$0.7	$0.9	$—	$1,449.3	$1,450.9
Interest on debt (a)	110.3	220.5	220.5	287.2	838.5
Operating lease obligations	7.0	11.5	8.1	9.2	35.8
Purchase obligations and commitments	2,181.8	2,752.8	1,751.3	2,423.5	9,109.4
Pension and OPEB obligations (b)	108.6	153.3	116.1	1,392.3	1,770.3
Magnetation investment (c)	70.0	80.0	—	—	150.0
Other non-current liabilities	—	34.7	26.2	47.9	108.8
Total	$2,478.4	$3,253.7	$2,122.2	$5,609.4	$13,463.7

(a)	Amounts include contractual interest payments using the interest rates as of December 31, 2012 applicable to the Company’s variable-rate debt and stated fixed interest rates for fixed-rate debt.

(b)
Future cash contributions that the Company plans to make to its qualified pension trust are not included in the table above.  The estimate for these contributions is approximately $180.0, $240.0 and $150.0 in 2013, 2014 and 2015, respectively.  Estimates of cash contributions to the pension trust to be made after 2015 are subject to more uncertainty at this time due to the number of variable factors that impact the calculation of defined benefit pension plan contributions.  Because pension benefit payments will be made from the pension trust for at least the next five years, the net pension liability is included in the More than 5 years column. Estimated benefit payments for 2013 are $77.8 and are expected to be in a range which trends down from $77.8 to $11.4 over the next 30 years.  The amounts in the table include the remaining payments pursuant to the Butler and Zanesville Retiree Settlements.  For a more detailed description of these obligations, see the discussion in Note 5 to the consolidated financial statements.

(c)
For the Company’s investment of capital in Magnetation for Phase II, AK Steel will contribute a total of $150.0. AK Steel’s contribution of the Phase II funds will be made following Magnetation’s satisfaction of certain conditions, primarily obtaining the necessary permits for the construction and operation of the pellet plant, and is anticipated to occur over time between 2013 and 2015. AK Steel anticipates funding $70.0 in 2013, assuming that Magnetation meets the requisite conditions. The remaining contributions have been included in the table above on the assumption that they will be made in 2014 and 2015; however, because there is not a specified, fixed date by which the payments must be made until the Phase II conditions are satisfied this timing may change.

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

A number of the Company’s purchase contracts specify a minimum volume or price for the products or services covered by the contract.  If the Company was to purchase only the minimums specified, the payments set forth in the table would be reduced.  Under “requirements contracts” the quantities of goods or services the Company is required to purchase may vary depending on its needs, which are dependent on production levels and market conditions at the time.  If the Company’s business deteriorates or increases, the amount it is required to purchase under such a contract would likely change.  Many of the Company’s agreements for the purchase of goods and services allow the Company to terminate the contract without penalty upon 30 to 90 days’ prior notice.  Any such termination could reduce the projected payments.

The Company’s Consolidated Balance Sheets contain liabilities for pension and OPEB and other long-term obligations.  The benefit plan liabilities are calculated using actuarial assumptions that the Company believes are reasonable under the circumstances.  However, because changes in circumstances can have a significant effect on the liabilities and expenses associated with these plans including, in the case of pensions, pending or future legislation, the Company cannot reasonably and accurately project payments into the future.  While the Company does include information about these plans in the above table, it also discusses these benefits elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the notes to its consolidated financial statements.

The other long-term liabilities on the Company’s Consolidated Balance Sheets include accruals for environmental and legal issues, employment-related benefits and insurance, liabilities established with regard to uncertain tax positions, and other accruals.  These amounts generally do not arise from contractual negotiations with the parties receiving payment in exchange for goods and services.  The ultimate amount and timing of payments are subject to significant uncertainty and, in many cases, are contingent on the occurrence of future events, such as the filing of a claim or completion of due diligence investigations, settlement negotiations, audit and examinations by taxing authorities, documentation or legal proceedings.

Iron Ore Investment

In October 2011, AK Steel entered into a joint venture (“Magnetation”) with Magnetation, Inc. whereby AK Steel acquired a 49.9% interest in Magnetation. Magnetation utilizes magnetic separation technology to recover iron ore from existing stockpiles of previously mined material, often referred to as “tailings”. Magnetation’s business and operations will develop in two phases: Phase I, which includes the construction of two plants that sell an iron ore concentrate produced from the tailings to third party customers, and Phase II, which includes the construction of a plant to produce iron ore pellets from the concentrate. The pellets from this plant will supply AK Steel with approximately 50% of the Company’s annual iron ore needs.

During 2012, Magnetation made significant strides in expanding its business and operations. With respect to Phase I, in June 2012 Magnetation commissioned its second iron ore concentrate plant, and began producing iron ore concentrate for sale to third party customers. Magnetation now has two fully operational plants that together can produce iron ore concentrate at an annual rate of approximately 1,200,000 short tons. Magnetation loads iron ore concentrate onto railcars at its loadout facility, which includes a storage building, rail spur and certified scale. This rail loadout facility enables it to ship its iron ore concentrate in a controlled and cost-effective manner. During 2012, Magnetation sold approximately 800,000 short tons of iron ore concentrate to third party customers.

For Phase I, AK Steel agreed to contribute a total of $147.5 for its interest in the joint venture. AK Steel contributed $100.0 in October 2011, and made the final Phase I contributions of $47.5 in 2012 upon Magnetation achieving certain benchmarks with respect to production output and per ton cost of concentrate. Phase I is now considered complete.

Phase I effectively provides AK Steel with a partial hedge to the global price of iron ore, as the Company recognizes its share of net income from the joint venture’s sale of its iron ore concentrate to third parties at pricing based on iron ore market prices. If the global price of iron ore increases, AK Steel benefits from the higher Magnetation net income caused by that price increase to partially offset AK Steel’s higher raw material costs. However, AK Steel also anticipates benefiting from Phase I even if current global iron ore prices continue to fall from current market prices, as Magnetation is expected to generate net income on the sale of such concentrate. The Company’s proportionate share of the net income is included in other income (expense) on the Consolidated Statements of Operations.

Phase II of the joint venture entails the construction and operation of additional concentrate capacity and an iron ore pelletizing plant. Phase II will commence following Magnetation’s satisfaction of certain conditions, principally when it obtains the necessary permits with respect to the additional concentrate plants and the pellet plant. Following the completion of this second phase, Magnetation is expected to have a pellet plant with an annual capacity of approximately 3.3 million short tons to be fed by Magnetation’s concentrate plants. Upon its completion, the pellet plant is expected to consume the majority of the joint venture’s concentrate production, with the balance going to third party customers. In late 2012, Magnetation announced that it had selected Reynolds, Indiana as the site for the pellet plant.

The Company estimates that Magnetation’s capital investment required to complete Phase II will total approximately $420.0 to $470.0. Of this total, the pellet plant itself is expected to require approximately $300.0 to $350.0, with the additional concentrate capacity requiring the remaining estimated $120.0. Factors that may affect the cost of the pellet plant include, among other things, costs related to accelerating the construction of the facility, such as premiums for rush delivery of equipment and greater overtime by construction contractors. Other companies’ pellet plant facility investment costs have in some cases been substantially higher than those expected for the Magnetation plant. The lower costs expected for the Magnetation plant are due chiefly to the proprietary process used by Magnetation’s concentrate plants to produce refined feedstock for its pellet plant at a low capital intensity. This process will enable Magnetation to avoid some of the other processes (and forego the related capital costs) that a traditional integrated mining and pellet plant facility typically requires, such as stripping, drilling, blasting, primary crushing, secondary crushing, tertiary crushing and primary grinding. Instead, Magnetation will only need to construct a pelletizing furnace facility and some limited related infrastructure to support the plant’s operations. As such, AK Steel anticipates that Magnetation’s capital costs to construct its pellet plant will be substantially lower than the costs of constructing a traditional end-to-end iron ore mining, crushing, grinding, concentrating and pelletizing facility. The Company previously estimated that the pellet plant would be fully operational by 2016. As a result of several favorable factors, however, AK Steel now believes that the pellet plant could commence operations in late 2014 or early 2015. Because the timing will be driven by a number of variables, however, such as how quickly Magnetation can secure the necessary permits and deliveries of key equipment, this estimate is subject to change.

With respect to the funding of the Phase II activities, AK Steel will be obligated to contribute an additional $150.0 following Magnetation’s satisfaction of the necessary Phase II conditions. AK Steel currently anticipates contributing $70.0 of this total in 2013, with the remainder to be contributed in 2014 and thereafter, though ultimately the timing will be driven, in part, by Magnetation’s capital needs. The remaining capital required to complete Phase II is intended to be raised by Magnetation. In late February 2013, Magnetation entered into three debt facilities with a group of lenders, providing Magnetation with an additional $110.0 of liquidity. These facilities include a $50.0 term loan, a $25.0 line of credit and a $35.0 delayed draw facility. The facilities entered into by Magnetation are non-recourse to the Company. The debt facilities expire in February 2016 and are secured by most of Magnetation’s assets. Magnetation currently anticipates that, subject to market conditions, it will undertake a larger debt financing transaction in 2013 to raise additional capital that, along with cash generated from operations, will enable it to complete the construction of the pellet plant. However, Magnetation will investigate all potential financing options in seeking to secure the best possible terms to achieve its objectives. By securing the additional liquidity provided by the new debt facilities, Magnetation has obtained flexibility as to the timing of executing additional financing transactions, allowing it to access the markets when it deems conditions to be most favorable.

When the pellet plant is operational and Phase II is completed, the Company expects that the iron ore pellet production from Magnetation eventually will satisfy about 50% of AK Steel’s current iron ore pellet requirements, at a net cost to AK Steel substantially below the current world market price. Even absent future iron ore price increases, Magnetation is expected to generate income to AK Steel as a result of its low cost production of iron ore concentrate and, in the future, iron ore pellets.

Coal Investment

During 2012, AK Coal, a wholly-owned subsidiary of AK Steel that controls (through ownership or lease) and is developing significant reserves of low-volatile metallurgical coal, continued to make substantial progress in moving toward its goal of commencing active mining activities during the first half of 2013. Barring any unanticipated setbacks, the Company currently anticipates that its permit for approval to construct and operate its initial underground mine will be approved in or near the second quarter of 2013. In addition, the necessary underground mining and related equipment has been ordered and it is expected to be received in time to commence operations soon after receiving permit approval. AK Coal also continues to develop and refine its mine development plan, moving closer to completing its planned approach to mine coal in the area for years to come. The mine plan progress has also provided the Company with additional information as to AK Coal’s expected per ton cash cost of mined coal. AK Steel anticipates that AK Coal’s cash cost per clean ton of coal (i.e., a ton of coal that is washed and ready to be coked) in Somerset, Pennsylvania will be approximately 25% to 30% below current market prices for similar low-volatile metallurgical coal, even with the significant softening of metallurgical coal prices in recent months.

AK Coal recently updated its independent study of its coal reserves, resulting in a net increase of approximately 7 million tons in proven and probable reserves from the original reserve study conducted in 2011. The net increase in AK Coal’s reserves resulted primarily from its leasing of additional reserves and from updated information about the quantity of existing reserves gained by performing additional drilling samples and other analysis. AK Coal’s total of current proven and probable reserves is now approximately 27 million tons. At the present time, AK Coal leases approximately 5 million tons of its estimated reserves to third-party miners and collects royalties from their production.

In August 2012, the Company acquired Coal Innovations, LLC (“Coal Innovations”), which operates a permitted coal washing plant in Somerset, Pennsylvania, for $13.3. The Coal Innovations wash plant has annual washing capacity of approximately 800,000 clean tons, which the Company intends to increase through capital investments in the future once its mining operations commence, and is located on property owned by AK Coal that is very close in proximity to its coal reserves. The purchase of Coal Innovations enables AK Coal to accelerate the implementation of its development plan by obtaining coal washing equipment with the necessary permits already in place. Once AK Coal’s mining operations begin, the Company will have coal washing capacity that is accessible at a relatively low cost because of the short haul distance over which AK Coal will have to transport its raw, mined coal to the wash plant. In addition, by owning and operating its own wash plant, the Company will be able to maximize control over the quality of the clean coal that will be transported to the various coking facilities serving the Company before ultimately being consumed in its blast furnaces. At present, prior to AK Coal’s commencement of mining operations, Coal Innovations is washing third party coal that is being shipped to SunCoke Middletown, SunCoke Haverhill and the Company’s coke batteries at its Middletown Works for conversion into coke to fuel AK Steel’s blast furnaces.

AK Steel continues to anticipate that it will invest approximately $96.0 in total to acquire and develop its mining operations and begin coal production. Of this total, the Company has expended approximately $44.5 through December 31, 2012, consisting of $24.0 for the acquisition of AK Coal in 2011, $13.3 for the acquisition of Coal Innovations and the balance for various mine development capital investments. The Company expects to invest an additional $20.0 in AK Coal in 2013. The timing of the remaining capital expenditures will be driven principally by how quickly AK Coal develops additional mines to increase coal production, which in turn will be affected by AK Steel’s capital deployment decisions, the then-market prices at which the Company may purchase third party coal, and other business and strategic considerations.

Other Margin Enhancement Initiatives

The Company is focusing on reducing its cost profile and enhancing its margins through various initiatives. The most significant of these initiatives are the vertical integrations projects at Magnetation and AK Coal. Other strategic initiatives to lower the Company’s costs include the higher utilization of its production facilities and the implementation of a strategic purchasing procurement system. The Company also has targeted several other areas for enhancing its profitability, including increasing its percentage of contract sales (and lowering spot market sales), producing and selling a higher-value mix of products and developing new products that can command higher prices from customers.

Iron Ore Pricing

Iron ore is one of the principal raw materials required for the Company’s steel manufacturing operations. The Company purchased approximately 6,100,000 tons of iron ore pellets in 2012. The Company makes most of its purchases of iron ore at negotiated prices under annual and multi-year agreements. These agreements typically have a variable-price mechanism by which the price of iron ore is adjusted quarterly, based on reference to a historical iron ore index, referred to as the “IODEX”. For example, the fourth quarter of 2012 iron ore price was determined with reference to the IODEX price for the preceding June, July and August period. For a portion of the iron ore that the Company purchases under contract from its major suppliers, those quarterly prices are final. With respect to a portion of the iron ore the Company purchases from one supplier, those prices are further adjusted based on an average of the quarterly prices. With respect to another of its major suppliers, the IODEX price is determined with reference to a quarterly reference period that it is closer in time to then-current IODEX pricing.

The Company attempts to mitigate the effect of increases in raw material costs in the normal course of pricing its own products through increased prices in the spot market and the use of variable pricing with its contract customers that allows the Company to adjust selling prices in response to changes in the cost of certain raw materials and energy, including iron ore. It typically is unable, however, to recover 100% of its increased iron ore costs in this manner. There are a variety of factors that ultimately will affect how much of any increase in iron ore prices the Company is able to recover through its own steel price increases. These include the amount of the price increase for iron ore, the terms of the Company’s agreements with its contract customers, and the extent to which competitive pressures may prevent the Company from increasing the price of the steel it sells into the spot market to sufficiently cover the full amount of the iron ore price increase. It is because of this inability to control or fully pass through its iron ore costs that the Company may hedge a portion of its iron ore purchases from time to time. In addition, the Company’s investment in Magnetation serves as a partial financial hedge, currently, against increases in the price of iron ore and will provide a larger, long-term hedge upon the completion of the planned iron ore pellet plant.

Automotive Market

The Company sells a significant portion of its flat-rolled carbon steel products and stainless steel products to automotive manufacturers and to distributors, service centers and converters who in some cases will resell the products to the automotive industry.

Because the automotive market is an important element of the Company’s business, North American light vehicle production affects the Company’s total sales and shipments. In 2012, the North American automotive industry continued its recovery from the economic recession that began in late 2008. In addition, the Company was successful in increasing its market share in the automotive market in 2012. Although light vehicle production levels in 2012 remained below pre-recession levels, the improvement in the automotive market and the Company’s larger share of that market had a positive impact on the Company’s sales and shipments in 2012.  A further increase in light vehicle production volumes is projected for 2013 and AK Steel intends to continue its efforts to increase automotive market share. Light vehicle production, however, is not expected to reach pre-recession levels in 2013.

Electrical Steel Market

The Company sells its electrical steel products, which are iron-silicon alloys with unique magnetic properties, primarily to manufacturers of power transmission and distribution transformers and electrical motors and generators in the infrastructure and manufacturing markets. The Company sells its electrical steel products both domestically and internationally.

As a result of the major global recession which started in late 2008, the Company experienced a significant decrease in both its domestic and international sales of grain-oriented electrical steel (“GOES”) products. Internationally, this reduction was caused principally by a decline in spending for new electric power transmission and distribution transformers in developing countries. To a lesser extent, the Company’s international electrical steel sales also were negatively impacted by the determination in a China trade case to impose duties on GOES imported from the United States. The domestic GOES market likewise was negatively impacted by reduced maintenance and capital spending by utilities and the decline in the United States housing and construction markets, which principally drive the domestic need for new electrical transformers.

Although overall pricing for GOES continues to be well below pre-recession levels, GOES shipments in the NAFTA market have improved in the last couple of years as power generation and distribution activities picked up. However, continued weakness in the United States housing and construction markets has hampered the Company’s efforts to return its domestic GOES shipments to the same volume it had prior to the global recession. The domestic housing and construction industry was significantly affected by the recession which began in 2008 and has struggled to make any noticeable improvement since then.  Housing starts in the United States in 2012 remained near historically low levels for the fourth consecutive year, though they showed some improvement during 2012.  To the extent that domestic housing starts remain at a very low level, it is likely that the Company’s electrical steel sales and shipments will continue to be negatively affected. Currently, the Company expects a gradual increase in domestic housing starts over the next several years, with a return to pre-recession levels not expected until at least 2015.

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

On February 1, 2012, the United States Department of Energy (“DOE”) proposed revised energy efficiency standards for certain types of electrical distribution transformers, which potentially could affect the use of GOES in certain types of distribution transformers. The proposed new standards were subject to public comments and were due to be issued in final form on or before October 1, 2012. To date, the DOE still has not issued the final standards. When issued, and subject to the possibility of legal challenges, those final efficiency standards are expected to become effective in January 2016. Many of the manufacturers of the transformers subject to the proposed new standards are customers of the Company. The new efficiency standards, as currently proposed, are not expected to have a major impact on the competitiveness of GOES for use in the distribution transformers covered by the new standards. Moreover, with respect to some types of distribution transformers, the proposed new standards have the potential for increasing the market for GOES. Certain interested parties, however, advocated in their public comments that the efficiency standards should be raised from the levels established by the standards currently proposed by the DOE. It is possible that the DOE could modify the new standards prior to when they are issued in final form. In addition, even if the final standards issued by the DOE remain as currently proposed, those parties may file litigation to challenge the new standards before they become effective. Thus, there is a risk that the DOE, on its own or pursuant to court order, may change the currently proposed efficiency standards in a way that could reduce the competitiveness of GOES for use in certain electrical distribution transformers. If that were to occur, it would result in a decrease in the available market for the Company’s GOES products.

The effective date of any such change, if it were to occur, is unlikely to be before at least 2016 and the Company will vigorously oppose any change that would negatively impact the available market for its GOES products. The Company also will work diligently in the interim to engage in research and development to minimize any impact of the new efficiency standards, as currently proposed or as modified, on the available market for its GOES products.

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

Any effect on the Company would depend on the final terms of any climate control legislation or regulation enacted.  Presently, the Company is unable to predict with any reasonable degree of accuracy when or even if climate control legislation or regulation will be enacted, or if it is, what its terms and applicability to the Company will be.  As a result, the Company currently has no reasonable basis on which it can reliably predict or estimate the specific effects any eventually enacted laws may have on the Company or how the Company may be able to mitigate any negative impacts on its business and operations. In the meantime, the items described above provide some indication of the potential impact on the Company of climate control legislation or regulation generally.  The Company will continue to monitor the progress of such legislation and/or regulation closely.

Labor Agreements

At December 31, 2012, the Company employed approximately 6,400 employees, of which approximately 4,800 are represented by labor unions under various contracts that expire between 2013 and 2016.

In March 2012, members of the United Auto Workers, Local 4104, ratified a new three-year labor agreement covering approximately 170 production and maintenance employees at the Company’s Zanesville Works. The new agreement is scheduled to expire on May 20, 2015.

In July 2012, members of the United Auto Workers, Local 3303, ratified a new four-year labor agreement covering approximately 1,230 employees at the Company’s Butler Works. The new agreement is scheduled to expire on October 1, 2016.

An agreement with the United Auto Workers, Local 3462, which represents approximately 340 employees at the Company’s Coshocton Works, is scheduled to expire on March 31, 2013.

An agreement with the United Steelworkers of America, Local 1865, which represents approximately 820 employees at the Company’s Ashland Works, is scheduled to expire on September 1, 2013.

An agreement with the United Auto Workers, Local 3044, which represents approximately 190 employees at the Company’s Rockport Works, is scheduled to expire on September 30, 2013.

Critical Accounting Estimates

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

Inventory Costing

Inventories are valued at the lower of cost or market.  The cost of the majority of inventories is measured on the last in, first out (“LIFO”) method.  The LIFO method allocates the most recent costs to cost of products sold and, therefore, recognizes into operating results fluctuations in raw material, energy and other inventoriable costs more quickly than other methods.  Other inventories, consisting mostly of foreign inventories and certain raw materials, are measured principally at average cost. An actual valuation of the inventory under the LIFO method can only be made at the end of the year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on Management’s estimates of expected year-end inventory levels and costs. Because these are subject to many factors beyond Management’s control, annual LIFO expense or income may significantly differ from the estimated amounts calculated at interim dates.

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

The Company regularly evaluates the need for a valuation allowance for deferred tax assets by assessing whether it is more likely than not that it will realize the deferred tax assets in the future. A valuation allowance assessment is performed each reporting period, with any additions or adjustments reflected in earnings in the period of assessment. In assessing the need for a valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets for each jurisdiction. The Company considers negative evidence, such as a cumulative loss in recent periods and the effects of increased competition, on its ability to generate future taxable income. In general, the existence of cumulative losses in recent periods is deemed to be a significant piece of objective negative evidence. However, the Company has historical evidence that the steel industry and the Company operate in business cycles of seven to ten years and therefore attributes significant weight to the profitability of the Company over these business cycles in evaluating the Company’s ability to generate future taxable income. The Company also considers positive evidence such as the Company’s historical operating results, including the lack of prior expired federal loss carryforwards during the Company’s prior business cycles; long historical Company and steel industry business cycles; current projections of positive earnings as the Company emerges from the recent cycle trough; lengthy loss carryforward periods with substantial federal net operating loss carryforwards with more than 17 years remaining before expiration; timing of future reversals of existing taxable temporary differences; and projections of future taxable income, which take into consideration both positive and negative factors, sufficient to realize deferred tax assets related to loss carryforwards prior to their expiration and other temporary differences.

Through the first quarter of 2012, the Company had concluded that objective and subjective positive evidence outweighed negative evidence, and concluded it was more likely than not to realize all of its federal and most of its state deferred tax assets, except for loss carryforwards and tax credits in certain states that have relatively short carryforward periods and annual limits on how much loss carryforward can be used to offset future taxable income. As of June 30, 2012, the Company concluded that the negative evidence outweighed the positive evidence as a result of developments during the second quarter of 2012 and recorded a valuation allowance for a significant portion of its deferred tax assets. Significant developments during the quarter ended June 30, 2012 that generally resulted in decreases in the positive factors and increases in the negative factors affecting the Company’s assessment of the need for a valuation allowance included an unforeseen, significant decrease in spot market selling prices for carbon steel near the end of the second quarter of 2012; increased competition in the United States from imports (primarily from China, Korea and Russia) and non-sustainable pricing practices by certain competitors in bankruptcy or with new or expanded production capacity in the United States; a longer-than-previously-expected time frame for U.S. economic recovery and heightened uncertainty with respect to the direction of the economy in the United States; greater widespread uncertainty and deterioration in the economies of Western Europe; and the effects of a slowdown in the Chinese economy, including increases in exports of some categories of Chinese steel to the United States.

In accordance with the applicable accounting standards, the Company is unable to use future income projections to support the realization of the deferred tax assets as a consequence of the above conclusion. However, in determining the appropriate amount of the valuation allowance since June 30, 2012, the Company considered the timing of future reversal of its taxable temporary differences and available tax strategies that, if implemented, would result in realization of deferred tax assets. The Company identified the potential change from the LIFO inventory accounting method as such a tax-planning strategy. The Company believes that this strategy is prudent and feasible in order to prevent certain federal and state tax loss carryforwards from expiring unused. In addition, the Company believes that the future reversal of its deferred tax liabilities serves as a source of taxable income supporting realization of a portion of its federal and state deferred tax assets.

The Company performs an assessment of the valuation allowance each reporting period and adjusts the valuation allowance as needed. As a result of these periodic assessments and the cyclical nature of the Company’s operations, material changes in the valuation allowance may be recognized in the future.

Environmental and Legal Liabilities

The Company is involved in a number of environmental and other legal proceedings.  The Company records a liability when it has determined that litigation has commenced or a claim or assessment has been asserted and, based on available information, it is probable that the outcome of such litigation, claim or assessment, whether by decision or settlement, will be unfavorable and the amount of the liability is reasonably estimable.  The Company measures the liability using available information, including the extent of damage, similar historical situations, its allocable share of the liability and, in the case of environmental liabilities, the need to provide site investigation, remediation and future monitoring and maintenance.  Accruals of probable costs have been made based on a combination of litigation and settlement strategies on a case-by-case basis and, where appropriate, are supplemented with incurred but not reported development reserves.  However, amounts recorded in the financial statements in accordance with accounting principles generally accepted in the United States exclude costs that are not probable or that may not be currently estimable.  The ultimate costs of these environmental and legal proceedings may, therefore, be higher than those currently recorded on the Company’s financial statements.  In addition, results of operations in any future period could be materially affected by changes in assumptions or by the effectiveness of the Company’s strategies.

Pension and OPEB Plans

Under its method of accounting for pension and OPEB plans, the Company recognizes into income, as of the Company’s measurement date, any unrecognized actuarial net gains or losses that exceed 10% of the larger of projected benefit obligations or plan assets, defined as the corridor.  Further, amounts inside this 10% corridor are amortized over the plan participants’ life expectancy. The Company’s method results in faster recognition of actuarial net gains and losses than the minimum amortization method permitted by prevailing accounting standards and used by the vast majority of companies in the United States.  Faster recognition under this method also results in the potential for highly volatile and difficult to forecast corridor adjustments.

Actuarial net gains and losses occur when actual experience differs from any of the many assumptions used to value the benefit plans or when the assumptions change, as they may each year when a valuation is performed.  The major factors contributing to actuarial gains and losses for benefit plans are the differences from changes in the discount rate used to value plan liabilities as of the measurement date and changes in the expected lives of plan participants.  The Company uses standard mortality tables for determining the expected lives of its plan participants and believes that the tables selected are most closely associated with the expected lives of its plan participants. However, the selection of other available tables would likely result in an increase in the plan obligations. In addition, a major factor contributing to actuarial gains and losses for pension plans are the differences between expected and actual returns on plan assets. For OPEB plans, differences in estimated versus actual healthcare costs and changes in assumed healthcare cost trend rates are additional factors generally contributing to actuarial gains and losses. However, changes in these OPEB assumptions are not expected to have a material effect on the Company as a result of the existence of caps on the share of benefits that are paid by the Company.  In addition to their effect on the funded status of the plans and their potential for corridor adjustments, these factors affect future net periodic benefit expenses.  Changes in key assumptions can have a material effect on the amount of benefit obligation and annual expense recorded.  For example, a one-quarter-percentage-point decrease in the discount rate would decrease the interest cost component of pension income in 2013 by $5.9.  A one-quarter-percentage-point increase in the discount rate would have decreased the pension obligation at December 31, 2012 by approximately $85.0 and the OPEB obligation by approximately $10.0. A one-percentage-point decrease in the expected rate of return on pension plan assets would decrease the projected 2013 pension income by approximately $25.4.  As of December 31, 2012, the Company has reduced its expected rate of return on pension plan assets from 8.00% to 7.25% as a result of Management’s consideration of historical and projected investment returns in conjunction with the allocation of investments. This change in assumption will have the effect of decreasing the expected return on plan assets component of pension income by approximately $19.0 in 2013, but is expected to be more than offset by lower interest cost and higher amortization of prior service credits included in pension and OPEB income.

Asset Impairment

The Company has various assets subject to possible impairment, including investments, property, plant and equipments, goodwill and other intangible assets. Each of these assets is subject to a review for impairment, if and when circumstances indicate that a loss in value below its carrying amount has occurred. Management’s judgment is used to evaluate the effect of changes in operations and to estimate future cash flows to measure fair value.  Use of assumptions, such as forecasted growth rates and cost of capital, are generally considered as part of these analyses and based on Management’s judgment can result in different conclusions. Management believes its use of such data to be appropriate and consistent with internal projections.  The most recent annual goodwill impairment test indicated that the fair value of the Company’s reporting unit was substantially in excess of its carrying value. However, the Company’s businesses operate in highly cyclical industries and the valuation of these businesses can be expected to fluctuate, which may lead to impairment charges in future periods. Fair value is determined using quoted market prices, estimates based on prices of similar assets or anticipated cash flows discounted at a rate commensurate with risk.

The Company considers the need to evaluate long-lived assets for indicators of impairment at least quarterly to determine if events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. The Company evaluates long-lived assets for impairment based on a collective asset grouping that includes the operations of all the Company’s facilities. The Company manages its operations as part of an “integrated process” that allows the Company to route production to various facilities in order to maximize financial results and cash flows. As a result of the integrated process and the organization of the entity, cash flows are not identifiable to asset groups at a level lower than the consolidated results. If the carrying value of a long-lived asset exceeds its fair value, an impairment has occurred and a loss is recognized based on the amount by which the carrying value exceeds the fair value, less cost to dispose, for assets to be sold or abandoned.

The Company’s investment in AFSG Holdings, Inc. represents the carrying value of its discontinued insurance and finance leasing businesses, which have been largely liquidated.  The activities of the remaining operating companies are classified as in “runoff” and the companies are accounted for, collectively, as a discontinued operation under the liquidation basis of accounting, whereby future cash inflows and outflows are considered.  The Company is under no obligation to support the operations or liabilities of these companies.

New Accounting Pronouncements

No new accounting pronouncement issued or effective during the 2012 fiscal year has had or is expected to have a material effect on the Company’s consolidated financial statements.

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

The Company’s primary areas of market risk include changes in (a) interest rates, (b) the prices of raw materials and energy sources and, to a lesser extent, the selling price of certain commodity steel, and (c) foreign currency exchange rates. The Company manages interest rate risk by issuing variable- and fixed-rate debt and by utilizing its Credit Facility, which is subject to variable interest rates. The Company had total long-term indebtedness (excluding unamortized discount) of $1,450.9 and $651.5 outstanding at December 31, 2012 and 2011, respectively. The amount outstanding at December 31, 2012, consisted of $1,424.9 of fixed-rate debt and $26.0 of variable-rate debt. In addition, at December 31, 2011, the Company had $250.0 of short-term borrowings outstanding under its Credit Facility that bore interest at variable interest rates. No borrowings were outstanding under the Company’s credit facility at December 31, 2012. An increase in prevailing interest rates would increase interest expense and interest paid for the variable-rate debt. For example, a 1% increase in interest rates would result in an increase in annual interest expense of approximately $0.3 on the Company’s outstanding debt at December 31, 2012.

With regard to raw materials and energy sources, the cost of iron ore, in particular, and the cost of scrap both have been volatile over the course of the last several years. In addition, natural gas prices have been highly volatile at times. To address such cost volatility, where competitively possible, the Company attempts to increase the price of steel it sells to the spot market and to negotiate a variable-pricing mechanism with its contract customers that allows the Company to adjust selling prices in response to changes in the cost of certain raw materials and energy. In addition, in the case of stainless steel, increased costs for nickel, chrome and molybdenum can usually be recovered through established price surcharges. Therefore, fluctuations in the price of energy, raw materials (such as scrap, purchased slabs, coal, iron ore, zinc and nickel) or other commodities will be, in part, passed on to the Company’s customers rather than absorbed solely by the Company, whenever possible.

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

In 2012, the Company began to use cash-settled commodity price swaps to hedge the market risk associated with the sale of certain of its commodity steel (hot roll carbon steel coils). The Company’s hedging strategy is designed to protect it against excessive pricing volatility. However, abnormal price decreases in this commodity market will still negatively affect net sales, as the Company currently hedges only a small portion of its exposure.

For derivatives designated in cash flow hedging relationships, the effective portion of the gains and losses from the use of these instruments for natural gas, iron ore, zinc and electricity are recorded in accumulated other comprehensive income on the Consolidated Balance Sheets and reclassified into cost of products sold in the same period as the earnings recognition of the associated underlying transaction. The effective portion of the gains and losses from the use of these instruments for hot roll carbon steel coils are recorded in accumulated other comprehensive income on the Consolidated Balance Sheets and reclassified into net sales in the same period as the earnings recognition of the associated underlying transaction. At December 31, 2012, accumulated other comprehensive income included $31.7 in unrealized after-tax gains for the fair value of these derivative instruments. All other commodity price swaps and options are marked to market and recorded in cost of products sold with the offset recorded as other current assets or other accrued liabilities. At December 31, 2012, other current assets of $25.5 and accrued liabilities of $1.3 were included on the Consolidated Balance Sheets for the fair value of these commodity derivatives. At December 31, 2011, accrued liabilities of $21.6 were included on the Consolidated Balance Sheets for the fair value of these commodity derivatives.

The following table presents the negative effect on pre-tax income of a hypothetical change in the fair value of derivative instruments outstanding at December 31, 2012, due to an assumed 10% and 25% decrease in the market price of each of the indicated commodities.

	Negative Effect on Pre-tax Income
Commodity Derivative	10% Decrease	25% Decrease
Natural gas	$1.3	$4.9
Nickel	0.3	0.8
Iron ore	15.0	37.4
Hot roll carbon steel coils	2.0	4.9

Because these instruments are structured and used as hedges, these hypothetical losses would be offset by the benefit of lower prices paid for the physical commodity used in the normal production cycle or higher prices received on the sale of product. The Company currently does not enter into swap or option contracts for trading purposes.

The Company also is subject to risks of exchange rate fluctuations on a small portion of intercompany receivables that are denominated in foreign currencies. The Company uses forward currency contracts to manage exposures to certain of these currency price fluctuations. At December 31, 2012 and 2011, the Company had outstanding forward currency contracts with a total contract value of $21.0 and $16.9, respectively, for the sale of euros. At December 31, 2012 and 2011, accrued liabilities of $0.2 and other current assets of $1.0, respectively, were included on the Consolidated Balance Sheets for the fair value of these contracts. Based on the contracts outstanding at December 31, 2012, a 10% change in the dollar to euro exchange rate would result in an approximate $2.1 pretax impact on the value of these contracts on a mark-to-market basis, which would offset the effect of a change in the exchange rate on the underlying receivable.

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

Dated:	February 28, 2013	/s/ James A. Wainscott
James L. Wainscott
Chairman of the Board, President and Chief Executive Officer

Dated:	February 28, 2013	/s/ Roger K. Newport
Roger K. Newport
Vice President, Finance and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
AK Steel Holding Corporation
West Chester, Ohio

We have audited the accompanying consolidated balance sheets of AK Steel Holding Corporation and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders’ equity (deficit) for each of the three years in the period ended December 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Cincinnati, Ohio
February 28, 2013

AK STEEL HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2012, 2011 and 2010
(dollars in millions, except per share data)
	2012	2011	2010

Net sales	$5,933.7	$6,468.0	$5,968.3

Cost of products sold (exclusive of items shown below)	5,539.1	6,036.8	5,643.2
Selling and administrative expenses (exclusive of items shown below)	208.7	215.4	204.0
Depreciation	192.0	185.0	197.1
Pension and OPEB expense (income) (exclusive of corridor charge shown below)	(35.3)	(36.0)	(14.9)
Pension corridor charges	157.3	268.1	—
Other operating items:
Ashland coke plant shutdown charges	—	—	63.7
Butler retiree benefit settlement costs	—	—	9.1

Total operating costs	6,061.8	6,669.3	6,102.2

Operating profit (loss)	(128.1)	(201.3)	(133.9)

Interest expense	86.7	47.5	33.0
Other income (expense)	6.2	(5.3)	(7.6)

Income (loss) before income taxes	(208.6)	(254.1)	(174.5)

Income tax provision due to tax law changes	—	2.0	25.3
Income tax provision (benefit)	790.0	(96.0)	(69.1)
Total income tax provision (benefit)	790.0	(94.0)	(43.8)

Net income (loss)	(998.6)	(160.1)	(130.7)
Less: Net income (loss) attributable to noncontrolling interests	28.7	(4.5)	(1.8)

Net income (loss) attributable to AK Steel Holding Corporation	$(1,027.3)	$(155.6)	$(128.9)

Basic and diluted earnings per share:
Net income (loss) attributable to AK Steel Holding Corporation common stockholders	$(9.06)	$(1.41)	$(1.17)

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2012, 2011 and 2010
(dollars in millions)
	2012	2011	2010
Other comprehensive income (loss), before tax:
Foreign currency translation gain (loss)	$0.7	$(0.7)	$(0.8)
Cash flow hedges:
Gains (losses) arising in period	6.3	(21.0)	(23.2)
Reclassification of losses (gains) to net income (loss)	36.3	4.0	29.1
Unrealized holding gains (losses) on securities:
Unrealized holding gains (losses) arising in period	0.9	(0.5)	1.7
Reclassification of losses (gains) to net income (loss)	—	—	0.3
Pension and OPEB plans:
Prior service cost arising in period	83.9	(20.6)	1.1
Reclassification of prior service cost (credits) included in net income (loss)	(71.1)	(58.5)	(76.0)
Gains (losses) arising in period	(240.4)	(319.4)	(64.8)
Reclassification of losses (gains) included in net income (loss)	181.8	272.0	13.1
Other comprehensive income (loss), before tax	(1.6)	(144.7)	(119.5)
Income tax provision (benefit) related to items of comprehensive income (loss)	—	(54.8)	(44.2)
Other comprehensive income (loss)	(1.6)	(89.9)	(75.3)
Net income (loss)	(998.6)	(160.1)	(130.7)

Comprehensive income (loss)	(1,000.2)	(250.0)	(206.0)
Less: Comprehensive income (loss) attributable to noncontrolling interests	28.7	(4.5)	(1.8)

Comprehensive income (loss) attributable to AK Steel Holding Corporation	$(1,028.9)	$(245.5)	$(204.2)

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2012 and 2011
(dollars in millions, except per share data)
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$227.0	$42.0
Accounts receivable, net	473.9	564.2
Inventory, net	609.2	418.7
Deferred tax assets, current	73.2	216.5
Other current assets	59.4	33.0
Total current assets	1,442.7	1,274.4
Property, plant and equipment	5,943.9	5,967.2
Accumulated depreciation	(3,931.6)	(3,797.0)
Property, plant and equipment, net	2,012.3	2,170.2
Other non-current assets:
Investment in AFSG Holdings, Inc.	55.6	55.6
Investment in Magnetation LLC	150.0	101.2
Goodwill	37.1	37.1
Deferred tax assets, non-current	88.2	716.5
Other non-current assets	117.2	94.9
TOTAL ASSETS	$3,903.1	$4,449.9
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Borrowings under credit facility	$—	$250.0
Accounts payable	538.3	583.6
Accrued liabilities	164.8	172.8
Current portion of long-term debt	0.7	0.7
Current portion of pension and other postretirement benefit obligations	108.6	130.0
Total current liabilities	812.4	1,137.1
Non-current liabilities:
Long-term debt	1,411.2	650.0
Pension and other postretirement benefit obligations	1,661.7	1,744.8
Other non-current liabilities	108.8	540.8
TOTAL LIABILITIES	3,994.1	4,072.7
Commitments and contingencies
Equity (deficit):
Common stock, authorized 200,000,000 shares of $.01 par value each; issued 149,094,571 and 123,229,210 shares in 2012 and 2011; outstanding 135,944,172 and 110,284,228 shares in 2012 and 2011	1.5	1.2
Additional paid-in capital	2,069.7	1,922.2
Treasury stock, common shares at cost, 13,150,399 and 12,944,982 shares in 2012 and 2011	(173.3)	(171.6)
Accumulated deficit	(2,404.3)	(1,366.0)
Accumulated other comprehensive income	1.1	2.7
Total stockholders’ equity (deficit)	(505.3)	388.5
Noncontrolling interests	414.3	(11.3)
TOTAL EQUITY (DEFICIT)	(91.0)	377.2
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$3,903.1	$4,449.9

The Consolidated Balance Sheets as of December 31, 2012 and 2011, include the following amounts related to consolidated variable interest entities, prior to intercompany eliminations. See Note 13 for more information concerning variable interest entities.

	2012	2011
SunCoke Middletown
Accounts receivable, net	$1.0	$0.6
Inventory, net	28.3	23.8
Property, plant and equipment	414.5	432.3
Accumulated depreciation	(15.0)	(1.4)
Accounts payable	15.4	29.8
Accrued liabilities	1.2	2.1
Other non-current liabilities	—	436.8
Noncontrolling interests	412.2	(13.4)

Other variable interest entities
Property, plant and equipment	$11.4	$11.2
Accumulated depreciation	(8.9)	(8.6)
Other assets (liabilities), net	1.8	1.6
Noncontrolling interests	2.1	2.1

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2012, 2011 and 2010
(dollars in millions)
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$(998.6)	$(160.1)	$(130.7)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	178.4	183.6	197.1
Depreciation—SunCoke Middletown	13.6	1.4	—
Amortization	17.0	15.5	16.8
Deferred income taxes	771.2	(92.7)	(37.7)
Income taxes of noncontrolling interests	17.6	(2.8)	(1.1)
Contributions to pension trust	(170.2)	(170.0)	(110.0)
Ashland coke plant shutdown charges	—	—	63.7
Butler retiree benefit settlement costs	—	—	9.1
Pension and OPEB expense (income)	(35.3)	(36.0)	(14.9)
Pension corridor charges	157.3	268.1	—
Contributions to Middletown and Butler retirees VEBAs	(31.7)	(87.6)	(65.0)
Other operating items, net	(1.9)	9.0	44.8
Changes in assets and liabilities:
Accounts receivable	94.2	(81.3)	(21.1)
Accounts receivable—SunCoke Middletown	0.3	0.5	(1.7)
Inventories	(182.8)	55.1	(32.0)
Inventories—SunCoke Middletown	(4.5)	(23.8)	—
Accounts payable and other current liabilities	(20.6)	35.8	14.0
Accounts payable and other current liabilities—SunCoke Middletown	(0.2)	14.0	1.9
Other assets	(4.2)	(13.1)	26.7
Pension obligations	(6.7)	(3.2)	(5.3)
Postretirement benefit obligations	(64.1)	(75.5)	(84.5)
Other liabilities	0.4	(17.4)	(2.5)
Net cash flows from operating activities	(270.8)	(180.5)	(132.4)

Cash flows from investing activities:
Capital investments	(45.5)	(101.1)	(117.1)
Capital investments—SunCoke Middletown	(18.6)	(195.0)	(149.2)
Investments in acquired businesses	(60.6)	(125.4)	—
Other investing items, net	6.1	1.3	—
Net cash flows from investing activities	(118.6)	(420.2)	(266.3)

Cash flows from financing activities:
Net borrowings (repayments) under credit facility	(250.0)	250.0	—
Proceeds from issuance of long-term debt	873.3	—	549.1
Redemption of long-term debt	(74.0)	(0.7)	(506.3)
Proceeds from issuance of common stock	96.4	—	—
Debt issuance costs	(22.3)	(10.1)	(11.3)
Proceeds from exercise of stock options	—	0.2	1.3
Purchase of treasury stock	(1.7)	(1.5)	(7.9)
Common stock dividends paid	(11.0)	(22.0)	(22.0)
SunCoke Middletown advances from (repayments to) noncontrolling interest owner	(36.6)	210.7	151.7
Other financing items, net	0.3	(0.7)	(0.8)
Net cash flows from financing activities	574.4	425.9	153.8

Net increase (decrease) in cash and cash equivalents	185.0	(174.8)	(244.9)
Cash and cash equivalents, beginning of year	42.0	216.8	461.7
Cash and cash equivalents, end of year	$227.0	$42.0	$216.8

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(dollars in millions)

	Common Stock	Addi- tional Paid-In- Capital	Treasury Stock	Accum- ulated Deficit	Accum- ulated Other Compre- hensive Income	Noncon- trolling Interests	Total
December 31, 2009	$1.2	$1,911.4	$(162.2)	$(1,037.5)	$167.9	$(0.7)	$880.1
Net income (loss)				(128.9)			(128.9)
Noncontrolling interests—net income (loss)						(2.9)	(2.9)
Share-based compensation		15.8					15.8
Stock options exercised		1.3					1.3
Tax provision from share-based compensation		(19.1)					(19.1)
Purchase of treasury stock			(7.9)				(7.9)
Change in accumulated other comprehensive income					(75.3)		(75.3)
Common stock dividends				(22.0)			(22.0)
December 31, 2010	$1.2	$1,909.4	$(170.1)	$(1,188.4)	$92.6	$(3.6)	$641.1

Net income (loss)				(155.6)		(4.5)	(160.1)
Share-based compensation		14.9					14.9
Stock options exercised		0.2					0.2
Tax provision from share-based compensation		(2.3)					(2.3)
Purchase of treasury stock			(1.5)				(1.5)
Change in accumulated other comprehensive income					(89.9)		(89.9)
Common stock dividends				(22.0)			(22.0)
Distributions to noncontrolling interests						(3.2)	(3.2)
December 31, 2011	$1.2	$1,922.2	$(171.6)	$(1,366.0)	$2.7	$(11.3)	$377.2

Net income (loss)				(1,027.3)		28.7	(998.6)
Issuance of common stock	0.3	96.1					96.4
Issuance of exchange option in Exchangeable Notes		37.3					37.3
Share-based compensation		14.6					14.6
Tax provision from share-based compensation		(0.5)					(0.5)
Purchase of treasury stock			(1.7)				(1.7)
Change in accumulated other comprehensive income					(1.6)		(1.6)
Common stock dividends				(11.0)			(11.0)
Increase in noncontrolling interest as a result of SunCoke financing activities						416.1	416.1
Distributions to noncontrolling interests						(36.8)	(36.8)
Income tax payable assumed by noncontrolling interests						17.6	17.6
December 31, 2012	$1.5	$2,069.7	$(173.3)	$(2,404.3)	$1.1	$414.3	$(91.0)

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share amounts or as otherwise specifically noted)

NOTE 1 - Summary of Significant Accounting Policies

Basis of Presentation: These financial statements consolidate the operations and accounts of AK Steel Holding Corporation (“AK Holding”), its wholly-owned subsidiary AK Steel Corporation (“AK Steel,” and together with AK Holding, the “Company”), all subsidiaries in which the Company has a controlling interest, and two variable interest entities for which the Company is the primary beneficiary.  The Company also operates European trading companies that buy and sell steel and steel products and other materials. The Company manages its operations on a consolidated, integrated basis in order to utilize the most appropriate equipment and facilities for the production of a product, regardless of product line, and concludes that it operates in a single business segment. All intercompany transactions and balances have been eliminated.

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

Revenue Recognition: Revenue from sales of products is recognized at the time that title and the risks and rewards of ownership pass, which can be on the date of shipment or the date of receipt by the customer.  This is when the terms of customers’ arrangements are met, the sales price is fixed or determinable, and collection is reasonably assured. Revenue is not recognized for sales taxes collected from customers; rather these taxes are recorded on a net basis in the Consolidated Statements of Operations.

Cost of Products Sold: Cost of products sold consists primarily of raw materials, energy costs, supplies consumed in the manufacturing process, manufacturing labor, contract labor and direct overhead expense necessary to manufacture the finished steel product, as well as distribution and warehousing costs.  The Company’s share of the income (loss) of investments in associated companies accounted for under the equity method are included in costs of products sold since these operations are integrated with the Company’s overall steelmaking operations, except for its share of the income (loss) of Magnetation LLC that is included in other income (expense). Operating profit (loss) includes income (loss) from equity companies of $7.4, $8.4 and $3.7 in 2012, 2011 and 2010, respectively.

Share-Based Compensation: Compensation costs related to all stock awards granted under the Company’s Stock Incentive Plan are charged against income during their vesting period using the straight-line method.

Legal Fees: Legal fees associated with litigation and similar proceedings that are not expected to provide a benefit in future periods are generally expensed as incurred. Legal fees associated with activities that are expected to provide a benefit in future periods, such as costs associated with the issuance of debt, are generally capitalized as incurred in our consolidated balance sheets.

Income Taxes: The Company records interest and penalties related to uncertain tax positions as a component of income tax expense. Deferred tax assets do not include certain amounts that arise from tax deductions related to share-based compensation in excess of compensation recognized for financial reporting when net operating loss carryforwards are created.  The Company uses tax law ordering for purposes of determining when excess tax benefits have been realized.

Earnings per Share: Earnings per share is calculated using the “two-class” method. Under the “two-class” method, undistributed earnings are allocated to both common shares and participating securities. The sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders is divided by the weighted-average number of common shares outstanding during the period. The restricted stock granted by AK Holding is entitled to dividends prior to vesting and meets the criteria of a participating security.

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

Property, Plant and Equipment: Plant and equipment are depreciated under the straight-line method over their estimated lives.  Estimated lives are as follows: land improvements over 20 years, leaseholds over the life of the lease, buildings over 40 years and machinery and equipment over 2 to 20 years.  The estimated weighted-average life of the Company’s machinery and equipment is 17.9 years.  Costs incurred to develop coal mines are capitalized. Depletion of coal reserves and mine development costs are computed using the units-of-production method utilizing only proven and probable reserves in the depletion base. The Company expenses costs associated with major maintenance activities at its operating facilities in the period in which they occur.

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

Investments: The Company has investments in associated companies that are accounted for under the equity method.  Each of these investments is subject to a review for impairment when circumstances indicate that a loss in value below its carrying amount is other than temporary.  No impairment was recorded in 2012, 2011 or 2010.

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

Goodwill: Goodwill relates primarily to the Company’s tubular business and is reviewed for possible impairment at least annually.  Considering operating results and the estimated fair value of the business, the most recent annual goodwill impairment test indicated that the fair value of the Company’s reporting unit with goodwill was substantially in excess of its carrying value. No goodwill impairment was recorded as a result of the 2012, 2011 and 2010 annual reviews.

Pension and Other Postretirement Benefits: The Company recognizes in income, as of the Company’s measurement date, any unrecognized actuarial net gains or losses that exceed 10% of the larger of the projected benefit obligations or the plan assets, defined as the “corridor”.  Actuarial net gains and losses occur when actual experience differs from the assumptions used to value the plans and are amortized over the plan participants’ life expectancy.

Concentrations of Credit Risk: The Company is primarily a producer of carbon, stainless and electrical steels and steel products, which are sold to a number of markets, including automotive, industrial machinery and equipment, construction, power distribution and appliances.  The following presents net sales by product line:

	2012	2011	2010
Stainless and electrical	$1,898.9	$2,188.9	$2,136.9
Carbon	3,789.6	4,009.5	3,620.1
Tubular	243.6	247.7	210.7
Other	1.6	21.9	0.6
Total	$5,933.7	$6,468.0	$5,968.3

The following sets forth the percentage of the Company’s net sales attributable to various markets:

	2012	2011	2010
Automotive	45%	36%	36%
Infrastructure and Manufacturing	23%	24%	25%
Distributors and Converters	32%	40%	39%

The Company sells domestically to customers primarily in the Midwestern and Eastern United States and to foreign customers, primarily in Canada, Mexico and Western Europe.  Net sales to customers located outside the United States totaled $856.7, $946.4 and $823.3 for 2012, 2011 and 2010, respectively. No customer accounted for more than 10% of net sales of the Company during 2012, 2011 and 2010.

Approximately 43% and 34% of trade receivables outstanding at December 31, 2012 and 2011, respectively, are due from businesses associated with the U.S. automotive industry.  Except in a few situations where the risk warrants it, collateral is not required on trade receivables.  While the Company believes its recorded trade receivables will be collected, in the event of default the Company would follow normal collection procedures. The Company maintains an allowance for doubtful accounts for the loss that would be incurred if a customer is unable to pay amounts due to the Company.  The Company determines this allowance based on various factors, including the customer’s financial condition.

Union Contracts: At December 31, 2012, the Company employed approximately 6,400 employees, of which approximately 4,800 are represented by labor unions under various contracts that expire between 2013 and 2016.  An agreement with the United Auto Workers, Local 3462, which represents approximately 340 employees at the Company’s Coshocton Works, is scheduled to expire on March 31, 2013. An agreement with the United Steelworkers of America, Local 1865, which represents approximately 820 employees at the Company’s Ashland Works, is scheduled to expire on September 1, 2013. An agreement with the United Auto Workers, Local 3044, which represents approximately 190 employees at the Company’s Rockport Works, is scheduled to expire on September 30, 2013.

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

The Company’s income and cash flows may be affected by fluctuations in the price of certain commodities used in its production processes and in the selling price of certain commodity steel (hot roll carbon steel coils).  The Company has implemented raw material and energy surcharges for its spot market customers and some of its contract customers.  For certain commodities where such exposure exists, the Company may use cash-settled commodity price swaps, collars and purchase options, with a duration of up to three years, to hedge the price of a portion of its natural gas, iron ore, electricity, aluminum, zinc and nickel requirements or the selling price of hot roll carbon steel coils.  The Company designates the natural gas, iron ore, electricity, zinc and hot roll coil instruments as cash flow hedges and the effective portion of the changes in their fair value and settlements are recorded in accumulated other comprehensive income.  Gains and losses are subsequently reclassified from accumulated other comprehensive income and recorded in cost of products sold or net sales in the same period as the earnings recognition of the associated underlying transaction.  The aluminum and nickel hedges are marked to market and recorded in cost of products sold with the offset recorded as current assets or accrued liabilities.

In addition, the Company is subject to risks associated with exchange rate fluctuations on monies received from its European subsidiaries and other customers invoiced in European currencies.  In order to mitigate this risk, the Company has entered into a series of agreements for the forward sale of euros at fixed dollar rates.  The forward contracts are entered into with durations of up to eighteen months.  A typical contract is used as a cash flow hedge for the period from when an order is taken to when a sale is recognized, at which time it converts into a fair value hedge of a euro-denominated receivable.  The Company does not classify these derivatives as hedges for accounting purposes and the hedges are marked to market on a quarterly basis with the expense or income recorded in other income (expense).

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

Asbestos and Environmental Accruals: The Company is, and has been for a number of years, in the process of remediating sites where hazardous material may have been released, including sites no longer owned by the Company.  In addition, a number of lawsuits alleging asbestos exposure have been filed and continue to be filed against the Company.  The Company has established accruals for estimated probable costs related to asbestos claim settlements and environmental investigation, monitoring and remediation.  If the accruals are not adequate to meet future claims, operating results and cash flows may be negatively affected.  The accruals do not consider the potential for insurance recoveries, for which the Company has partial insurance coverage for some future asbestos claims.  In addition, some existing insurance policies covering asbestos and environmental contingencies may serve to partially mitigate future covered expenditures.

New Accounting Pronouncements: No new accounting pronouncement issued or effective during the 2012 fiscal year has had or is expected to have a material effect on the Company’s consolidated financial statements.

NOTE 2 - Supplementary Financial Statement Information

Related Party Transactions

The Company regularly transacts business with certain of its equity investees—Combined Metals of Chicago, LLC and Rockport Roll Shop LLC.  The following relates to the Company’s transactions with these equity investees for the years indicated:

	2012	2011	2010
Sales to equity investees	$60.4	$52.8	$41.2
Purchases from equity investees	11.8	12.4	16.1

The following is the Company’s outstanding receivables and payables with the above equity investees as of the end of the year indicated:

	2012	2011
Accounts receivable from equity investees	$2.3	$2.7
Accounts payable to equity investees	1.1	0.9
Notes receivable from equity investees	7.6	7.6

Research and Development Costs

The Company conducts a broad range of research and development activities aimed at improving existing products and manufacturing processes and developing new products and processes.  Research and development costs, which are recorded as expense when incurred, totaled $12.5, $13.2 and $9.7 in 2012, 2011 and 2010, respectively.

Allowance for Doubtful Accounts

The following shows changes in the allowance for doubtful accounts for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Balance at beginning of year	$11.9	$13.1	$13.4
Increase (decrease) in allowance	(2.7)	(1.1)	1.4
Receivables written off	(0.1)	(0.1)	(1.7)
Balance at end of year	$9.1	$11.9	$13.1

Inventories

Inventories as of December 31, 2012 and 2011, consist of:

	2012	2011
Finished and semi-finished	$728.5	$640.1
Raw materials	315.7	302.6
Total cost	1,044.2	942.7
Adjustment to state inventories at LIFO value	(435.0)	(524.0)
Net inventories	$609.2	$418.7

During 2012, 2011 and 2010, liquidation of LIFO layers generated income of $0.9, $109.9 and $13.0, respectively.

The following shows changes in the LIFO reserve for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Balance at beginning of year	$524.0	$514.2	$405.2
Change in reserve	(89.0)	9.8	109.0
Balance at end of year	$435.0	$524.0	$514.2

Property, Plant and Equipment

The Company’s property, plant and equipment balances as of December 31, 2012 and 2011 are as follows:

	2012	2011
Land, land improvements and leaseholds	$239.8	$217.2
Buildings	428.3	397.8
Machinery and equipment	5,224.4	5,303.9
Construction in progress	51.4	48.3
Total	5,943.9	5,967.2
Less accumulated depreciation	(3,931.6)	(3,797.0)
Property, plant and equipment, net	$2,012.3	$2,170.2

The amount of interest on capital projects capitalized in 2012, 2011 and 2010 was $2.5, $6.7 and $10.1, respectively.

During December 2010, the Company announced that it was permanently closing its Ashland, Kentucky coke plant during 2011 and recorded an approximate $45.9 impairment charge for the coke plant assets in 2010.

Asset Retirement Obligations

The following reflects changes in the carrying amounts of asset retirement obligations for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Balance at beginning of year	$5.8	$5.3	$4.9
Adjustment to obligations	(0.9)	—	—
Accretion expense	0.5	0.5	0.4
Balance at end of year	$5.4	$5.8	$5.3

Metallurgical Coal Transaction

In October 2011, AK Steel acquired 100% of the stock of a company now known as AK Coal Resources, Inc. AK Coal controls, through ownership or lease, significant reserves of low-volatile metallurgical coal, which is used to produce coke needed for iron-making blast furnaces. AK Steel agreed to pay $36.0 for the stock, consisting of a $24.0 payment made at closing and payments of the remaining amount over a three-year period. At the present time, AK Coal leases a portion of its reserves to third party miners and collects royalties from their production. The balance of its coal reserves is not currently being mined. AK Steel has commenced development of a mining plan and has filed for the necessary permits to mine the coal. Commencement of mining operations and coal production is contingent upon, among other things, obtaining all necessary permits and making necessary capital investments in equipment.

NOTE 3 - Income Taxes

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

Components of income (loss) before income taxes are as follows:

	2012	2011	2010
United States	$(261.2)	$(252.5)	$(177.0)
Foreign	6.3	5.7	5.4
Noncontrolling interests	46.3	(7.3)	(2.9)
Income (loss) before income taxes	$(208.6)	$(254.1)	$(174.5)

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2012 and 2011 are as follows:

	2012	2011
Deferred tax assets:
Net operating loss and tax credit carryforwards	$625.0	$492.4
Postretirement benefits	231.6	275.7
Pension benefits	374.0	376.8
Inventories	116.7	118.6
Other assets	94.4	95.5
Valuation allowance	(873.1)	(22.3)
Total deferred tax assets	568.6	1,336.7
Deferred tax liabilities:
Depreciable assets	(357.7)	(390.9)
Other liabilities	(49.5)	(12.8)
Total deferred tax liabilities	(407.2)	(403.7)
Net deferred tax assets	$161.4	$933.0

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

Through the first quarter of 2012, the Company had concluded that objective and subjective positive evidence outweighed negative evidence, and concluded it was more likely than not to realize all of its federal and most of its state deferred tax assets, except for loss carryforwards and tax credits in certain states that have relatively short carryforward periods and annual limits on how much loss carryforward can be used to offset future taxable income. See discussion below for more information on considerations evaluated as of December 31, 2011. As of June 30, 2012, the Company concluded that the negative evidence outweighed the positive evidence as a result of developments during the second quarter of 2012 and recorded a valuation allowance for a significant portion of its deferred tax assets. Significant developments during the quarter ended June 30, 2012 that generally resulted in decreases in the positive factors and increases in the negative factors affecting the Company’s assessment of the need for a valuation allowance included an unforeseen, significant decrease in spot market selling prices for carbon steel near the end of the second quarter of 2012; increased competition in the United States from imports (primarily from China, Korea and Russia) and non-sustainable pricing practices by certain competitors in bankruptcy or with new or expanded production capacity in the United States; a longer-than-previously-expected time frame for U.S. economic recovery and heightened uncertainty with respect to the direction of the economy in the United States; greater widespread uncertainty and deterioration in the economies of Western Europe; and the effects of a slowdown in the Chinese economy, including increases in exports of some categories of Chinese steel to the United States. There were no material changes to these factors and the resulting conclusions as of December 31, 2012.

In accordance with the applicable accounting standards, the Company is unable to use future income projections to support the realization of the deferred tax assets as a consequence of the above conclusion. However, in determining the appropriate amount of the valuation allowance since June 30, 2012, the Company considered the timing of future reversal of its taxable temporary differences and available tax strategies that, if implemented, would result in realization of deferred tax assets. The Company identified the potential change from the LIFO inventory accounting method as such a tax-planning strategy. The Company believes that this strategy is prudent and feasible in order to prevent certain federal and state tax loss carryforwards from expiring unused. In addition, the Company believes that the future reversal of its deferred tax liabilities serves as a source of taxable income supporting realization of a portion of its federal and state deferred tax assets. Therefore, the Company recorded an increase in the valuation allowance of $736.0 as of June 30, 2012 on its deferred tax assets, representing the difference between its deferred tax assets and the amount that was deemed realizable under applicable accounting standards. The valuation allowance has increased to $873.1 at December 31, 2012, as a result of changes in the Company’s net deferred tax assets caused by the current year’s loss and the change in value of the tax planning strategy. This accounting treatment has no effect on the ability of the Company to use the loss carryforwards and tax credits in the future to reduce cash tax payments. Federal net operating loss carryforwards do not begin to expire until 2023 and substantial amounts of those loss carryforwards have most of their 20-year life remaining before expiration.

As of December 31, 2011, the Company considered negative evidence, including a cumulative loss in recent periods and the effects of increased competition in the markets served by the Company, on its ability to generate future taxable income. That included increased competition in North America as a result of new or expanded production capacity added by domestic competitors of the Company, as well as increased imports from foreign producers. In general, the existence of cumulative losses in recent periods was deemed to be significant objective negative evidence. However, the Company had historical evidence that the steel industry and the Company operate in business cycles of seven to ten years and therefore attributed significant weight to the profitability of the Company over these business cycles in evaluating the Company’s ability to generate future taxable income. In concluding that it was more likely than not that the Company would generate sufficient future taxable income to realize its deferred tax assets, the Company considered the following positive and negative evidence at that time:

•	The Company’s historical operating results, including the lack of prior expired federal loss carryforwards during the Company’s prior business cycles

•	Long historical Company and steel industry business cycles of seven to ten years and a projection of positive earnings as the Company emerges from the recent cycle trough

•	Lengthy loss carryforward periods

◦	Federal net operating loss carryforwards do not begin to expire until 2023 and substantial amounts of those loss carryforwards had most of their carryforward period remaining before expiration

◦
Temporary differences other than loss carryforwards will have a 20-year carryforward period for federal purposes from the year of deduction on the tax return if the Company is in a loss carryforward position at that time; otherwise they will reduce taxable earnings in the year of deduction

•	Timing of future reversals of existing taxable temporary differences

•
Projections of future taxable income, which took into consideration both positive and negative factors, sufficient to realize deferred tax assets related to loss carryforwards prior to their expiration and other temporary differences, including:

◦	The slow but steady recovery in the United States, the Company’s primary geographic market, from the effects of the recession

◦	Positive effect on projections of future taxable income from the Company’s late-2011 investments in Magnetation and AK Coal

◦
Positive effects of recent Company actions to improve financial results from future operations, including the shutdown of the Ashland coke plant; implementation of cost reduction actions, including scrap reduction initiatives and reductions in employee benefit obligations; the operating benefits from the newly-installed Butler Works electric arc furnace; and benefits from the agreements with SunCoke Middletown to purchase coke and energy

◦	Improving industry outlooks for key customers in the North American auto market and, to a lesser extent, the home building sector over the next several years from record low levels in 2009

◦	The estimated negative effects of increased competition in the markets served by the Company

◦	Effect on the projections of future taxable income of the selection of alternative key assumptions, including those associated with pension and other postretirement benefit obligations

The Company had concluded that the above-noted objective and subjective positive evidence outweighed the noted negative evidence and, accordingly, that as of December 31, 2011, it was more likely than not to realize all of its federal and most of its state deferred tax assets. The Company had recorded a valuation allowance as of December 31, 2011, related to loss carryforwards and tax credits in certain states that have relatively short carryforward periods and annual limits on how much loss carryforward can be used to offset future taxable income.

The following reflects changes in the valuation allowance for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Balance at beginning of year	$22.3	$21.6	$18.4
Change in valuation allowance:
Included in income tax provision (benefit)	865.5	0.7	3.2
Included in stockholders’ equity related to issuance of exchangeable debt	(14.7)	—	—
Balance at end of year	$873.1	$22.3	$21.6

At December 31, 2012, the Company had $1,724.1 in federal regular net operating loss carryforwards, and $1,794.3 in federal Alternative Minimum Tax (“AMT”) net operating loss carryforwards, which will begin to expire in 2023, with most expiring between 2028 and 2032.  At December 31, 2012, the Company had unused AMT credit carryforwards of $21.3 and research and development (“R&D”) credit carryforwards of $1.2. The loss and credit carryforwards may be used to offset future regular and AMT income tax liabilities.  The unused AMT credits can be carried forward indefinitely and the R&D credits don’t begin to expire until 2027. At December 31, 2012, the Company had $70.7 in deferred tax assets before consideration of valuation allowances for state net operating loss carryforwards and tax credit carryforwards, which will expire between 2013 and 2032.

As of December 31, 2012, there were $21.0 of unrecognized deferred tax assets that arose from tax deductions related to share-based compensation in excess of compensation recognized for financial reporting when net operating loss carryforwards were created.  Additional paid-in capital will be increased when such deferred tax assets are ultimately realized.

The Company has undistributed earnings of foreign subsidiaries of approximately $23.5 at December 31, 2012. Deferred taxes have not been provided on these earnings since the balance is considered to be permanently invested in the Company’s foreign subsidiaries.  If such undistributed earnings were repatriated, it is estimated that the additional tax expense to be provided would be approximately $8.2.

Significant components of the provision (benefit) for income taxes are as follows:

	2012	2011	2010
Current:
Federal	$—	$—	$(1.2)
State	1.0	(2.1)	(1.8)
Foreign	1.9	1.8	1.8
Noncontrolling interests	17.6	(2.8)	(1.1)
Deferred:
Federal	31.5	(84.9)	(36.5)
State	2.8	(6.0)	(5.0)
Change in valuation allowance on beginning-of-the-year deferred tax assets	735.2	—	—
Total income tax provision (benefit)	$790.0	$(94.0)	$(43.8)

The Company recorded non-cash tax charges of $2.0 in 2011 as part of its income tax provision (benefit) as a result of state tax law changes.  These tax charges represent the net decrease in the value of the Company’s state deferred tax assets attributable to lower future effective state income tax rates resulting from the law changes. In 2010, the Company recorded a non-cash charge of $25.3 as a result of the Patient Protection and Affordable Care Act (the “Act”).  The charge is due to a reduction in the value of the Company’s deferred tax asset as a result of a change to the tax treatment associated with Medicare Part D reimbursements.  The Company expects to continue to receive Medicare Part D reimbursements notwithstanding passage of the Act.

The reconciliation of income tax on income (loss) before income taxes computed at the U.S. federal statutory tax rates to actual income tax expense (benefit) is as follows:

	2012	2011	2010
Income tax provision (benefit) at U.S. federal statutory rate	$(73.0)	$(89.0)	$(61.1)
State and foreign tax expense, net of federal tax	(4.8)	(9.9)	(8.8)
Increase in deferred tax asset valuation allowance	865.5	—	—
Effect of state law changes on deferred tax assets, net of federal tax	—	2.0	—
Effect of federal law change on deferred tax assets	—	—	25.3
Other permanent differences	2.3	2.9	0.8
Total income tax provision (benefit)	$790.0	$(94.0)	$(43.8)

Federal, state and local tax returns of the Company and its subsidiaries are routinely subjected to examination by various taxing authorities.  Federal returns for periods beginning in 2009 are open for examination, while certain state and local returns are open for examination for periods beginning in 2007. However, taxing authorities have the ability to adjust net operating loss carryforwards from years prior to these periods.  The Company has not recognized certain tax benefits because of the uncertainty of realizing the entire value of the tax position taken on income tax returns upon review by the taxing authorities. The Company has established appropriate income tax accruals, and believes that the outcomes of future federal examinations as well as ongoing and future state and local examinations will not have a material adverse impact on the Company’s financial position, results of operations or cash flows. Unrecognized tax benefits will be included as an adjustment to income tax expense upon the expiration of the statutes of limitations or upon resolution with the taxing authorities. The Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change within twelve months of December 31, 2012.

A reconciliation of the change in federal and state unrecognized tax benefits for 2012, 2011 and 2010 is presented below:

	2012	2011	2010
Balance at beginning of year	$49.2	$50.3	$50.8
Increases (decreases) for prior year tax positions	1.6	1.3	0.2
Increases (decreases) for current year tax positions	3.7	(0.7)	0.6
Increases (decreases) related to settlements	—	(0.2)	—
Decreases related to statute lapse	(0.5)	(1.5)	(1.3)
Balance at end of year	$54.0	$49.2	$50.3

Included in the balance of unrecognized tax benefits at December 31, 2012 and 2011, are $42.4 and $41.3, respectively, of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2012 and 2011, are $11.6 and $7.9, respectively, of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

Accrued interest and penalties are included in the related tax liability line in the Consolidated Balance Sheets.  The following shows information related to the accrued interest and penalties for 2012, 2011 and 2010:

Interest and Penalties
Balance at December 31, 2009	$4.3
Increase (decrease)	0.1
Balance at December 31, 2010	4.4
Increase (decrease)	(0.4)
Balance at December 31, 2011	4.0
Increase (decrease)	—
Balance at December 31, 2012	$4.0

NOTE 4 - Long-term Debt and Other Financing

At December 31, 2012 and 2011, the Company’s debt balances, including current portions, were as follows:

	2012	2011
Credit Facility	$—	$250.0
8.75% Senior Secured Notes due December 2018	350.0	—
5.00% Exchangeable Senior Notes due November 2019 (effective rate of 10.8%)	150.0	—
7.625% Senior Notes due May 2020	550.0	550.0
8.375% Senior Notes due April 2022	300.0	—
Industrial Revenue Bonds due 2013 through 2030	100.9	101.5
Unamortized discount	(39.0)	(0.8)
Total debt	1,411.9	900.7
Less:
Borrowings under Credit Facility classified as short-term	—	250.0
Current portion of long-term debt	0.7	0.7
Total long-term debt	$1,411.2	$650.0

During the period, the Company was in compliance with all the terms and conditions of its debt agreements. At December 31, 2012, the maturities of long-term debt for the next five years are as follows:

Year	Debt Maturities
2013	$0.7
2014	0.8
2015	0.1
2016	—
2017	—

Credit Facility

AK Steel has a $1.1 billion asset-backed revolving credit facility (“Credit Facility”) with a group of lenders that expires in April 2016. The Credit Facility contains common restrictions, including limitations on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliate transactions. Availability is calculated as the lesser of the credit facility commitment or the Company’s eligible collateral after advance rates, less outstanding revolver borrowings and letters of credit. The Company’s obligation under its Credit Facility is secured by its inventory and accounts receivable and availability under the Credit Facility fluctuates monthly based on the varying levels of eligible collateral. In addition, the Credit Facility requires maintenance of a minimum fixed charge coverage ratio of one to one if availability under the Credit Facility is less than $137.5. AK Holding is the sole guarantor of the Credit Facility. The Company does not expect any of these restrictions to affect or limit its ability to conduct its business in the ordinary course. At December 31, 2012, the Company’s eligible collateral, after application of applicable advance rates, was $946.6. Availability as of December 31, 2012 was reduced by $74.7 attributable to outstanding letters of credit, resulting in remaining availability of $871.9. The weighted-average interest rate on the outstanding borrowings at December 31, 2011 was 2.3% and there were no borrowings as of December 31, 2012.

Senior Secured Notes

In November 2012, the Company issued $350.0 aggregate principal amount of 8.75% Senior Secured Notes due December 2018 (the “Secured Notes”) in a private placement and generated net proceeds of $341.1 after underwriting discounts and other expenses. The Company used the net proceeds to repay outstanding borrowings under the Credit Facility and for general corporate purposes. Substantially all property, plant and equipment of AK Steel is pledged as collateral for the Secured Notes. AK Holding fully and unconditionally, jointly and severally, guarantees the payment of interest, principal and premium, if any, on the Secured Notes. The book value of such collateral as of December 31, 2012 was approximately $1.5 billion. The indenture governing the Secured Notes includes covenants with customary restrictions on (a) the incurrence of additional debt by certain AK Steel subsidiaries, (b) the incurrence of liens by AK Steel and AK Holding’s other subsidiaries, (c) the amount of sale/leaseback transactions, (d) the use of proceeds from the sale of collateral, and (e) the ability of AK Steel and AK Holding to merge or consolidate with other entities or to sell, lease or transfer all or substantially all of the assets of AK Steel and AK Holding to another entity. The Secured Notes also contain customary events of default. Prior to December 1, 2015, AK Steel may redeem the Secured Notes at a price equal to par plus a make-whole premium and all accrued and unpaid interest to the date of redemption. Subsequent to that date, they are redeemable at 104.375% until December 1, 2016, 102.188% thereafter until December 1, 2017 and 100.0% thereafter, together with all accrued and unpaid interest to the date of redemption.

In connection with the issuance of the Secured Notes, the Company entered into a registration rights agreement with the holders of the Secured Notes, which, among other things, requires AK Steel to file an exchange offer registration statement with the Securities and Exchange Commission before mid-August 2013 and to use commercially reasonable efforts to cause such registration statement to become effective no later than mid-November 2013. Pursuant to the registration rights agreement, AK Steel is required to offer to exchange the previously-issued unregistered Secured Notes for newly-issued registered notes that will be substantially identical to the terms of the Secured Notes, except that the transfer restrictions, registration rights and additional interest provisions relating to the Secured Notes will not apply to the new notes.

Senior Unsecured Notes

In November 2012, AK Steel issued $150.0 aggregate principal of 5.0% Exchangeable Senior Notes due November 2019 (the “Exchangeable Notes”) and generated net proceeds of $144.8 after underwriting discounts and other expenses. The Company used the net proceeds to repay outstanding borrowings under the Credit Facility and for general corporate purposes. AK Steel may not redeem the Exchangeable Notes prior to their maturity date. Holders may exchange their Exchangeable Notes into shares of AK Holding common stock at their option at an initial exchange rate of 185.1852 shares of AK Holding common stock per $1,000 principal amount of Exchangeable Notes, equivalent to an initial conversion price of approximately $5.40 per share of common stock, subject to adjustment for certain dilutive effects from potential future events. The indenture governing the Exchangeable Notes (the “Exchangeable Notes Indenture”) does not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company or its subsidiaries. Holders may exchange their Exchangeable Notes prior to August 15, 2019 only under certain circumstances. After August 15, 2019, holders may exchange their Exchangeable Notes at any time. Upon exchange, the Company will be obligated to (i) pay an amount in cash equal to the aggregate principal amount of the Exchangeable Notes to be exchanged and (ii) pay cash, deliver shares of AK Holding common stock or a combination thereof, at the Company’s election, for the remainder, if any, of the exchange obligation in excess of the aggregate principal amount of the Exchangeable Notes being exchanged. If the Company undergoes a fundamental change, as defined in Exchangeable Notes Indenture (which, for example, would include various transactions pursuant to which the Company would undergo a change of control), holders may require AK Steel to repurchase the Exchangeable Notes in whole or in part for cash at a price equal to par plus any accrued and unpaid interest. In addition, in the event the Company undergoes a “make-whole fundamental change,” as defined in the Exchangeable Notes Indenture, prior to the maturity date, in addition to requiring AK Steel to repurchase the Exchangeable Notes in whole or in part for cash at a price equal to par plus any accrued and unpaid interest, the exchange rate will be increased in certain circumstances for a holder who elects to exchange its notes in connection with such event. Based on the initial exchange rate, the Exchangeable Notes are exchangeable into a maximum of 37.5 million shares of AK Holding common stock. However, such maximum amount of shares would be exchanged only if, as a result of the occurrence of a “make-whole fundamental change” described above, the Company elects to satisfy the higher exchange rate by delivering to the holders shares of AK Holding common stock in consideration therefor. Although the Exchangeable Notes were issued at par, for accounting purposes the proceeds received from the issuance of the notes are allocated between debt and equity to reflect the fair value of the exchange option embedded in the notes and the fair value of similar debt without the exchange option. As a result, $38.7 of the gross proceeds of the Exchangeable Notes were recorded as an increase in additional paid-in capital with the offsetting amount recorded as a debt discount. The debt discount will be amortized over the term of the Exchangeable Notes using the effective interest method. As of December 31, 2012, the remaining unamortized debt discount was $38.2 and the net carrying amount of the Exchangeable Notes was $111.8. The portion of underwriting discounts and other fees of $1.4 associated with the exchange option were recorded as a reduction to the gross proceeds included in additional paid-in capital.

In 2010, AK Steel issued $550.0 of 7.625% Senior Notes due May 2020 (the “2020 Notes”). Prior to May 15, 2015, AK Steel may redeem the 2020 Notes at a price equal to par plus a make-whole premium and all accrued and unpaid interest to the date of redemption. Subsequent to that date, they are redeemable at 103.813% until May 15, 2016, 102.542% thereafter until May 15, 2017, 101.271% thereafter until May 15, 2018 and 100.0% thereafter, together with all accrued and unpaid interest to the date of redemption.

In March 2012, AK Steel issued $300.0 of 8.375% Senior Notes due April 2022 (the “2022 Notes”) and generated net proceeds of $293.2 after underwriting discounts and other fees. Prior to April 1, 2017, AK Steel may redeem the 2022 Notes at a price equal to par plus a make-whole premium and all accrued and unpaid interest to the date of redemption. Subsequent to that date, they are redeemable at 104.188% until April 1, 2018, 102.792% thereafter until April 1, 2019, 101.396% thereafter until April 1, 2020 and 100.0% thereafter, together with all accrued and unpaid interest to the date of redemption.

The 2020 Notes, the 2022 Notes, the Exchangeable Notes and the IRBs discussed below (collectively, the “Senior Unsecured Notes”) are equal in right of payment. AK Holding fully and unconditionally, jointly and severally, guarantees the payment of interest, principal and premium, if any, on the Senior Unsecured Notes. The indentures governing the 2020 Notes, the 2022 Notes and the IRBs include covenants with customary restrictions on (a) the incurrence of additional debt by certain AK Steel subsidiaries, (b) the incurrence of liens by AK Steel and AK Holding’s other subsidiaries, (c) the amount of sale/leaseback transactions, and (d) the ability of AK Steel and AK Holding to merge or consolidate with other entities or to sell, lease or transfer all or substantially all of the assets of AK Steel and AK Holding to another entity. The indentures governing the Senior Unsecured Notes also contain customary events of default. The Senior Unsecured Notes rank junior in priority to the Secured Notes to the extent of the value of the assets securing such indebtedness.

Other Financings

In February 2012, AK Steel refinanced (the “IRB Refinancing”) $73.3 aggregate principal amount of variable-rate tax-exempt industrial revenue bonds (“IRBs”). The IRB Refinancing was accomplished through offerings of newly-issued fixed-rate tax-exempt IRBs in the same respective aggregate principal amounts as the prior IRBs that they replaced. The net proceeds of new IRBs were used to redeem and extinguish the prior IRBs. The weighted-average fixed interest rate of the new IRBs is 6.8%. The prior IRBs were backed by letters of credit, which had the effect of lowering availability under the Credit Facility and, accordingly, the Company’s liquidity. The new IRBs are not backed by letters of credit, but rather, are unsecured senior debt obligations of AK Steel that are equal in ranking with the other Senior Unsecured Notes.

In 1997, the Spencer County (IN) Redevelopment District (the “District”) issued $23.0 in taxable tax increment revenue bonds in conjunction with construction of Rockport Works. Proceeds from the bond issue were used by the Company for the acquisition of land and site improvements at the facility.  The source of the District’s scheduled principal and interest payments through maturity in 2017 is a designated portion of the Company’s real and personal property tax payments. The Company is obligated to pay any deficiency in the event its annual tax payments are insufficient to enable the District to make principal and interest payments when due. In 2012, the Company made deficiency payments totaling $2.6. At December 31, 2012, the remaining payments of principal and interest due through the year 2017 total $31.2. The Company includes potential payments due in the coming year under this agreement in its annual property tax accrual.

NOTE 5 - Pension and Other Postretirement Benefits

Summary

The Company provides noncontributory pension and various healthcare and life insurance benefits to a significant portion of its employees and retirees.  Benefits are provided through defined benefit and defined contribution plans administered by the Company, as well as multiemployer plans for certain union members. The pension plan is not fully funded and, based on current assumptions, the Company plans to contribute approximately $180.0 to the master pension trust during 2013.  Of this total, $30.0 was made in the first quarter of 2013, leaving approximately $150.0 to be made during the remainder of 2013. The Company made $170.2 in contributions during 2012.  The Company expects to make approximately $77.8 in other postretirement benefit payments in 2013, as well as payments to Voluntary Employees Beneficiary Association (“VEBA”) trusts of $30.8.

Plan Obligations

The schedules below include amounts calculated based on benefit obligation and asset valuation measurement dates of December 31, 2012 and 2011.

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Change in benefit obligations:
Benefit obligations at beginning of year	$3,539.5	$3,529.2	$713.2	$795.4
Service cost	3.2	3.2	4.6	4.2
Interest cost	160.2	180.8	31.5	37.9
Plan participants’ contributions	—	—	28.9	29.4
Actuarial loss (gain)	364.2	141.4	35.9	18.1
Amendments	3.5	—	(87.4)	20.7
Contributions to Middletown and Butler retirees VEBAs	—	—	(31.7)	(87.6)
Benefits paid	(311.3)	(314.9)	(101.4)	(111.1)
Medicare subsidy reimbursement received	—	—	8.4	6.2
Foreign currency exchange rate changes	0.1	(0.2)	—	—
Benefit obligations at end of year	$3,759.4	$3,539.5	$602.0	$713.2

Change in plan assets:
Fair value of plan assets at beginning of year	$2,377.9	$2,472.9	$—	$—
Actual gain on plan assets	347.8	47.6	—	—
Employer contributions	176.7	172.3	64.1	75.5
Plan participants’ contributions	—	—	28.9	29.4
Benefits paid	(311.3)	(314.9)	(101.4)	(111.1)
Medicare subsidy reimbursement received	—	—	8.4	6.2
Fair value of plan assets at end of year	$2,591.1	$2,377.9	$—	$—
Funded status	$(1,168.3)	$(1,161.6)	$(602.0)	$(713.2)

Amounts recognized in the consolidated balance sheets:
Current liabilities	$(5.7)	$(23.6)	$(102.9)	$(106.4)
Noncurrent liabilities	(1,162.6)	(1,138.0)	(499.1)	(606.8)
Total	$(1,168.3)	$(1,161.6)	$(602.0)	$(713.2)

Amounts recognized in accumulated other comprehensive income, before tax:
Actuarial loss (gain)	$374.2	$351.1	$36.8	$1.0
Prior service cost (credit)	16.3	16.7	(398.4)	(385.9)
Total	$390.5	$367.8	$(361.6)	$(384.9)

The accumulated benefit obligation for all defined benefit pension plans was $3,740.5 and $3,526.3 at December 31, 2012 and 2011. All of the Company’s pension plans have an accumulated benefit obligation in excess of plan assets.

Assumptions used to value benefit obligations and determine net periodic benefit cost are as follows:

	Pension Benefits			Other Benefits
	2012	2011	2010	2012	2011	2010
Assumptions used to determine benefit obligations at December 31:
Discount rate	3.85%	4.74%	5.36%	3.77%	4.72%	5.26%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Subsequent year healthcare cost trend rate				7.50%	7.50%	8.00%
Ultimate healthcare cost trend rate				4.50%	4.50%	4.50%
Year ultimate healthcare cost trend rate begins				2019	2018	2018

Assumptions used to determine net periodic benefit cost for the year ended December 31:
Discount rate	4.74%	5.36%	5.75%	4.72%	5.18%	5.50%
Expected return on plan assets	8.00%	8.50%	8.50%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%

The discount rate is determined by finding a hypothetical portfolio of individual high-quality corporate bonds available at the measurement date and whose coupon and principal payments were sufficient to satisfy the plans’ expected future benefit payments as defined for the projected benefit obligation.  The discount rate is the single rate that is equivalent to the average yield on that hypothetical portfolio of bonds.

Assumed healthcare cost trend rates have a significant effect on the amounts reported for healthcare plans.  As of December 31, 2012, a one-percentage-point change in the assumed healthcare cost trend rates would have the following effects:

	One Percentage Point
	Increase	Decrease
Effect on total service cost and interest cost components	$0.2	$(0.2)
Effect on postretirement benefit obligation	4.9	(4.6)

The following presents estimated future benefit payments to beneficiaries:

	Pension Plans	Other Benefits (a)	Medicare Subsidy (a)
2013	$309.7	$77.8	$(5.7)
2014	327.2	72.3	(5.8)
2015	289.5	50.5	(4.0)
2016	281.8	46.0	(3.8)
2017	300.5	43.4	(3.7)
2018 through 2022	1,236.4	188.1	(17.7)

(a)
The amounts shown do not include the lump sum payments to the VEBA related to the Butler and Zanesville Retiree Settlements (see further information below).  These amounts reflect the fact that the Company will have eliminated its OPEB liability related to the group of retirees covered by the Butler Retiree Settlement after 2014 and the Zanesville Retiree Settlement after 2015.

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

The following table sets forth by level within the fair value hierarchy a summary of the plan’s investments measured at fair value on a recurring basis at December 31, 2012 and 2011. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 14 for more information on the determination of fair value.

		Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs		Significant Unobservable Inputs
		Level 1		Level 2		Level 3		Total
		2012	2011	2012	2011	2012	2011	2012	2011
Equities:
U.S. Equity Portfolio	(a)	$108.1	$206.7	$808.3	$612.4	$—	$—	$916.4	$819.1
EAFE Equity Portfolio	(a)	—	144.6	256.8	135.1	—	—	256.8	279.7
Emerging Market Equity Portfolio	(a)	60.9	53.2	134.7	108.5	—	—	195.6	161.7
GTAA Equity Portfolio	(b)	—	—	187.1	150.1	—	—	187.1	150.1

Fixed Income Securities:
Investment-grade Corporate	(c)	—	—	333.4	424.1	—	—	333.4	424.1
U.S. Treasuries	(c)	—	—	98.4	50.1	—	—	98.4	50.1
Mortgage-backed Securities	(c)	—	—	15.6	—	—	—	15.6	—
GTAA Debt	(d)	—	—	359.6	310.2	—	—	359.6	310.2
High Yield	(e)	—	—	175.0	138.3	—	—	175.0	138.3

Other Investments:
Private Equity Funds	(f)	—	—	—	—	3.2	2.5	3.2	2.5

Cash and cash equivalents		50.0	42.1	—	—	—	—	50.0	42.1
Total		$219.0	$446.6	$2,368.9	$1,928.8	$3.2	$2.5	$2,591.1	$2,377.9

(a)	Level 1 assets consist of actively-traded equity securities and mutual funds. Level 2 assets consist of common/collective trusts.

(b)
Global Tactical Asset Allocation (“GTAA”) Equity Portfolio is a global asset class with investments in cash, marketable securities (i.e., stocks and bonds), exchange-traded funds, futures, currency forwards and options.

(c)	Consists of securities held in common/collective trusts.

(d)
GTAA Debt Portfolio is a global asset class with investments in cash, marketable securities (i.e., stocks and bonds), exchange-traded funds, synthetic debt and equity, futures, currency forwards, options and certain swaps.

(e)	Consists of bonds of U.S. corporate high yield issuers.

(f)	Consists of private equity funds with no remaining capital commitments.

The following sets forth activity for Level 3 assets for 2012 and 2011:

Level 3 Assets	Private Equity Funds
December 31, 2010	$5.1
Realized gains (losses)	1.9
Unrealized gains (losses)	(1.6)
Distribution to master pension trust	(2.9)
December 31, 2011	$2.5
Unrealized gains (losses)	1.3
Distribution to master pension trust	(0.6)
December 31, 2012	$3.2

Periodic Benefit Costs

The components of net periodic benefit costs for the years 2012, 2011 and 2010 are as follows:

	Pension Benefits			Other Benefits
	2012	2011	2010	2012	2011	2010
Components of net periodic benefit cost:
Service cost	$3.2	$3.2	$3.4	$4.6	$4.2	$4.1
Interest cost	160.2	180.8	191.5	31.5	37.9	43.1
Expected return on plan assets	(188.3)	(207.5)	(195.7)	—	—	—
Amortization of prior service cost (credit)	3.8	4.0	2.9	(77.4)	(76.6)	(78.9)
Reversal of prior amortization related to Zanesville and Butler Retiree Settlements	—	—	—	2.5	14.2	—
Recognized net actuarial loss (gain):
Annual amortization	24.5	18.8	17.3	0.1	(1.0)	(4.2)
Pension corridor charge	157.3	268.1	—	—	—	—
Settlement gain	—	—	—	—	(14.0)	—
Special termination benefits	—	—	3.1	—	—	1.2
Incremental benefits paid related to preliminary injunction (a)	—	—	—	—	—	1.6
Net periodic benefit cost (credit)	$160.7	$267.4	$22.5	$(38.7)	$(35.3)	$(33.1)

(a)
The amount is a result of a preliminary injunction issued on January 29, 2010, in a case filed by three former hourly workers retired from the Company’s Butler Works.  The preliminary injunction barred the Company from effecting any further benefit reductions or new healthcare charges for Butler Works retirees.  A further discussion of the case can be found below.

In July 2009, the Company reached a final settlement (the “Middletown Retiree Settlement”) of a class action filed on behalf of certain retirees from the Company’s Middletown Works relating to the Company’s other postretirement benefit (“OPEB”) obligations to such retirees. Under terms of the Middletown Retiree Settlement, the Company has transferred to a VEBA trust all OPEB obligations owed to the covered retirees under the Company’s applicable health and welfare plans and will have no further liability for any claims incurred by those retirees after the effective date of the Middletown Retiree Settlement relating to their OPEB obligations. For accounting purposes, a settlement of the Company’s OPEB obligations related to the Middletown Retiree Settlement was deemed to have occurred in the first quarter of 2011 when the Company made the final payment to the VEBA trust created under the terms of that settlement. In 2011, the Company recognized the settlement accounting and recorded a non-cash gain of $14.0 in the Consolidated Statements of Operations. The amount recognized was prorated based on the portion of the total liability as of March 2008 that was settled pursuant to the Middletown Retiree Settlement.

In January 2011, the Company reached a final settlement agreement (the “Butler Retiree Settlement”) of a class action filed on behalf of certain retirees from the Company’s Butler Works relating to the Company’s OPEB obligations to such retirees. Pursuant to the Butler Retiree Settlement, AK Steel agreed to continue to provide company-paid health and life insurance to class members through December 31, 2014, and to make combined lump sum payments totaling $91.0 to a VEBA trust and to plaintiffs’ counsel. AK Steel has made the required payments to date and the last cash contribution to the VEBA trust in the amount of $27.7 will be made on July 31, 2013. Effective

January 1, 2015, AK Steel will transfer to the VEBA trust all OPEB obligations owed to the class members under the Company’s applicable health and welfare plans and will have no further liability for any claims incurred by the class members after December 31, 2014, relating to their OPEB obligations. The effect of the settlement on the Company’s total OPEB liability (prior to any funding of the VEBA trust) was an increase in that liability of approximately $29.6 in 2011. With respect to this increase, a one-time, pre-tax charge of $14.2 was recorded in 2011 to reverse previous amortization of the prior plan amendment. The remaining portion was recorded in other comprehensive income and will be amortized into earnings over approximately five years. For accounting purposes, a settlement of the Company’s OPEB obligations will be deemed to have occurred when the Company makes the final benefit payments in 2014.

In December 2012, the Company reached a final settlement agreement (the “Zanesville Retiree Settlement”) of a class action filed on behalf of certain retirees from the Company’s Zanesville Works relating to the Company’s OPEB obligations to such retirees. Pursuant to the Zanesville Retiree Settlement, AK Steel agreed to continue to provide company-paid health and life insurance to class members through December 31, 2015, and to make combined lump sum payments totaling $10.6 to a VEBA trust and to plaintiffs’ counsel over the next three years. Effective January 1, 2016, AK Steel will transfer to the VEBA trust all OPEB obligations owed to the class members under the Company’s applicable health and welfare plans and will have no further liability for any claims incurred by the class members after December 31, 2015, relating to their OPEB obligations. The effect of the settlement on the Company’s total OPEB liability (prior to any funding of the VEBA trust) was an increase in that liability of approximately $3.0 in 2012. With respect to this increase, a one-time, pre-tax charge of $3.8 was recorded in 2012 for legal fees and to reverse previous amortization of the prior plan amendment. The remaining portion was recorded in other comprehensive income and will be amortized into earnings over approximately two years.

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $26.6 and $3.7, respectively.  The estimated net loss and prior service credit for the other postretirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $2.4 and $(80.0), respectively.

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

Defined Contribution Plans

All employees are eligible to participate in various defined contribution plans.  Certain of these plans have features with matching contributions or other company contributions based on Company results. Total expense related to these plans was $11.6, $12.4 and $12.2 in 2012, 2011 and 2010, respectively.

Multiemployer Plans

The Company contributes to multiemployer pension plans under the terms of collective bargaining agreements that cover certain union-represented employees. The risks of participating in these multiemployer plans are different from single employer plans in the following aspects:

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

The Company’s participation in these plans for the years ended December 31, 2012, 2011 and 2010, is outlined in the table below. The Company does not provide more than five percent of the total contributions to any multiemployer plan. Forms 5500 are not yet available for plan years ending in 2012.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status (a)		FIP/RP Status Pending/Implemented (b)	Contributions			Surcharge Imposed (c)	Expiration Date of Collective Bargaining Agreement
		2012	2011		2012	2011	2010
Steelworkers Pension Trust	23-6648508/499	Green	Green	No	$7.0	$7.2	$5.0	No	9/1/2013 to 1/22/2015 (d)
IAM National Pension Fund’s National Pension Plan	51-6031295/002	Green	Green	No	12.6	12.3	11.3	No	9/15/2014 to 10/1/2016 (e)
Other (f)					—	0.5	0.8
					$19.6	$20.0	$17.1

(a)
The most recent Pension Protection Act zone status available in 2012 and 2011 is for each plan’s year-end at December 31, 2011 and 2010, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Generally, plans in the red zone are less than 65% funded, plans in the yellow zone are between 65% and 80% funded, and plans in the green zone are at least 80% funded. The Steelworkers Pension Trust and IAM National Pension Fund’s National Pension Plan elected funding relief under section 431(b)(8) of the Internal Revenue Code and section 304(b)(8) of the Employment Retirement Income Security Act of 1974 (ERISA). This election allows those plans’ investment losses for the plan year ended December 31, 2008, to be amortized over 29 years for funding purposes.

(b)
The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented, as defined by ERISA.

(c)	The surcharge represents an additional required contribution due as a result of the critical funding status of the plan.

(d)
The Company or its AK Tube subsidiary is a party to three collective bargaining agreements (at its Ashland Works, Mansfield Works, and at the AK Tube Walbridge plant) that require contributions to the Steelworkers Pension Trust. The labor contract for approximately 820 hourly employees at the Ashland Works expires on September 1, 2013. The labor contract for approximately 280 hourly employees at Mansfield Works expires on March 31, 2014. The labor contract for approximately 100 hourly employees at the AK Tube Walbridge, OH plant expires January 22, 2015.

(e)
The Company is a party to three collective bargaining agreements (at its Middletown Works, Zanesville Works and Butler Works ) that require contributions to the IAM National Pension Fund’s National Pension Plan. The labor contract for approximately 1,660 hourly employees at Middletown Works expires on September 15, 2014. The labor contract for approximately 170 hourly employees at Zanesville Works expires on May 20, 2015. The labor contract for approximately 1,230 hourly employees at Butler Works expires on October 1, 2016.

(f)
The Company was a party to a collective bargaining agreement at its former Ashland coke plant that required contributions to the PACE Industry Union-Management Pension Fund. The Company has now withdrawn from this plan and paid the withdrawal liability of $1.8 in 2012.

NOTE 6 - Operating Leases

Rental expense was $28.0, $24.7 and $26.3 for 2012, 2011 and 2010, respectively. At December 31, 2012, obligations to make future minimum lease payments were as follows:

2013	$7.0
2014	6.0
2015	5.5
2016	4.2
2017	3.9
2018 and thereafter	9.2
Total minimum lease payments	$35.8

The Company leases its corporate headquarters building in West Chester, Ohio.  The initial term of the lease for the building expires in 2019 and there are two five-year options to extend the lease.

NOTE 7 - Commitments

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

The Company currently believes that it either has secured, or will be able to secure, adequate sources of supply for its raw materials and energy requirements for 2013.  There exists, however, the potential for disruptions in production by the Company’s raw material suppliers, which could create shortages of raw materials in 2013 or beyond.  If such a disruption were to occur, it could have a material impact on the Company’s financial condition, operations and cash flows.

At December 31, 2012, commitments for future capital investments totaled approximately $26.9, all of which are expected to be incurred in 2013.

NOTE 8 - Environmental and Legal Contingencies

Environmental Contingencies

Domestic steel producers, including AK Steel, are subject to stringent federal, state and local laws and regulations relating to the protection of human health and the environment.  Over the past three years, the Company has expended the following for environmental-related capital investments and environmental compliance:

	2012	2011	2010
Environmental-related capital investments	$1.0	$1.7	$4.5
Environmental compliance costs	101.6	106.4	118.7

AK Steel and its predecessors have been conducting steel manufacturing and related operations since 1900. Although the Company believes its operating practices have been consistent with prevailing industry standards during this time, hazardous materials may have been released in the past at one or more operating sites or third-party sites, including operating sites that the Company no longer owns. To the extent reasonably estimable, the Company has estimated potential remediation expenditures for those sites where future remediation efforts are probable based on identified conditions, regulatory requirements or contractual obligations arising from the sale of a business or facility. In general, the material components of these accruals include the costs associated with investigations, delineations, risk assessments, remedial work, governmental response and oversight costs, site monitoring, and preparation of reports to the appropriate environmental agencies. Liabilities recorded on the Consolidated Balance Sheets for such estimated probable costs relating to environmental matters are presented below:

	2012	2011
Accrued liabilities	$19.6	$22.2
Other non-current liabilities	27.4	30.3

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

As previously noted, on September 26, 2012, the EPA issued an order under Section 3013 of RCRA requiring the Company to develop a plan for investigation of four areas at AK Steel’s Ashland Works Coke Plant. A site investigation plan was submitted to EPA on October 25, 2012. AK Steel cannot reliably estimate at this time how long it will take to complete this site investigation. AK Steel currently has accrued approximately $0.4 for the projected cost of the study. Until the site investigation is completed, AK Steel cannot reliably estimate the additional costs, if any, associated with any potentially required remediation of the site or the timeframe during which these potential costs would be incurred.

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

As previously reported, on June 29, 2000, the United States filed a complaint on behalf of the EPA against AK Steel in the U.S. District Court for the Southern District of Ohio (the “Court”), Case No. C-1-00530, for alleged violations of the Clean Air Act, the Clean Water Act and RCRA at the Middletown Works. Subsequently, the State of Ohio, the Sierra Club and the National Resources Defense Council intervened. On May 15, 2006, a Consent Decree in Partial Resolution of Pending Claims (the “Consent Decree”) was entered by the Court. Under the Consent Decree, the Company paid a civil penalty and performed a supplemental environmental project to remove ozone-depleting refrigerants from certain equipment. The Company further agreed to undertake a comprehensive RCRA facility investigation at its Middletown Works and, as appropriate, complete a corrective measures study. In accordance with the Consent Decree, the Company also is in the process of implementing certain RCRA corrective action interim measures to address polychlorinated biphenyls (“PCBs”) in sediments and soils relating to Dicks Creek and certain other specified surface waters, adjacent floodplain areas, and other previously identified geographic areas. The Company has completed the remedial activity at Dicks Creek that was planned through 2012, but additional work remains. The design plan for the remaining floodplain work, currently planned for 2013, has been unconditionally approved. The Company currently has accrued $14.7 for the cost of known remedial work required under the Consent Decree, which includes the floodplain work planned for 2013 as well as the RCRA facility investigation.

On October 17, 2012, the EPA issued a NOV and Notice of Intent to File a Civil Administrative Complaint to AK Steel’s Mansfield Works alleging violations of RCRA primarily relating to the Company’s management of electric arc furnace dust at the facility. The Company is investigating these claims and is working with the EPA to attempt to resolve them. The NOV proposed a civil penalty of approximately $0.3. AK Steel believes it will reach a settlement in this matter, but it cannot be certain that a settlement will be reached and cannot reliably estimate at this time how long it will take to reach a settlement or what all of its terms might be. AK Steel will vigorously contest any claims which cannot be resolved through a settlement.

On January 18, 2013, the Ohio EPA issued Proposed Director’s Final Findings and Orders (“Proposed Findings and Orders”) to AK Steel with respect to the basic oxygen furnaces at AK Steel’s Middletown Works alleging violations of building visible emission limits. The order alleges violations on 13 days spanning from 2010 through 2012. The Company is investigating these claims and is working with the Ohio EPA to attempt to resolve them. The Proposed Findings and Orders proposed a civil penalty of approximately $0.3. AK Steel believes it will reach a settlement in this matter, but it cannot be certain that a settlement will be reached and cannot reliably estimate at this time how long it will take to reach a settlement or what all of its terms might be. AK Steel will vigorously contest any claims which cannot be resolved through a settlement.

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

Information on asbestos cases pending at December 31, 2012, is presented below:

Asbestos Cases Pending at
December 31, 2012
Cases with specific dollar claims for damages:
Claims up to $0.2	116
Claims above $0.2 to $5.0	6
Claims above $5.0 to $15.0	2
Claims above $15.0 to $20.0	2
Total claims with specific dollar claims for damages (a)	126
Cases without a specific dollar claim for damages	307
Total asbestos cases pending	433

(a)	Involve a total of 2,485 plaintiffs and 17,550 defendants

In each case, the amount described is per plaintiff against all of the defendants, collectively. Thus, it usually is not possible at the outset of a case to determine the specific dollar amount of a claim against AK Steel. In fact, it usually is not even possible at the outset to determine which of the plaintiffs actually will pursue a claim against AK Steel. Typically, that can only be determined through written interrogatories or other discovery after a case has been filed. Thus, in a case involving multiple plaintiffs and multiple defendants, AK Steel initially only accounts for the lawsuit as one claim against it. After AK Steel has determined through discovery whether a particular plaintiff will pursue a claim against it, it makes an appropriate adjustment to statistically account for that specific claim. It has been AK Steel’s experience to date that only a small percentage of asbestos plaintiffs ultimately identify AK Steel as a target defendant from whom they actually seek damages and most of these claims ultimately are either dismissed or settled for a small fraction of the damages initially claimed. Set forth below is a chart showing the number of new claims filed (accounted for as described above), the number of pending claims disposed of (i.e., settled or otherwise dismissed), and the approximate net amount of dollars paid on behalf of AK Steel in settlement of asbestos-related claims in 2012, 2011 and 2010.

	2012	2011	2010
New Claims Filed	50	31	122
Pending Claims Disposed Of	24	44	179
Total Amount Paid in Settlements	$0.8	$0.7	$0.8

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

As previously reported, on October 20, 2009, William Schumacher filed a purported class action against the AK Steel Corporation Retirement Accumulation Pension Plan, or AK RAPP, and the AK Steel Corporation Benefit Plans Administrative Committee in the United States District Court for the Southern District of Ohio, Case No. 1:09cv794. The complaint alleges that the method used under the AK RAPP to determine lump sum distributions does not comply with ERISA and the Internal Revenue Code and resulted in underpayment of benefits to him and the other class members. The plaintiff and the other purportedly similarly situated individuals on whose behalf the plaintiff filed suit were excluded by the Court in 2005 from similar litigation previously reported and now resolved (the class action litigation filed January 2, 2002 by John D. West) based on previous releases of claims they had executed in favor of the Company. There were a total of 92 individuals who were excluded from the prior litigation and the potential additional distributions to them at issue in the litigation total approximately $3.0, plus potential interest. The defendants filed their answer to the complaint on March 22, 2010. On August 11, 2010, the plaintiff filed his motion for class certification. On January 24, 2011, that motion was granted. On March 15, 2011, the plaintiff filed a motion for partial summary judgment. After being fully briefed, that motion was granted on June 27, 2011. On October 12, 2011, the court issued an opinion addressing the issue of pre-judgment interest in which it held that pre-judgment interest should be calculated using the statutory rate under 28 U.S.C. Section 1961(a). On December 12, 2011, the Court entered a final judgment in an amount slightly in excess of $3.0, which includes pre-judgment interest at the statutory rate through that date. The defendants have filed an appeal from that final judgment. The appeal has been briefed and oral argument was held on October 10, 2012. Defendants intend to continue to contest this matter vigorously. The Company believes that the defendants have valid bases in law and fact to overturn the final judgment on appeal. As a result, the Company has not determined that it is probable that the final judgment will be affirmed and, accordingly, it has not recorded an accrual related to this matter.

As previously reported, on May 27, 2009, Margaret A. Lipker filed an action in the United States District Court for the Eastern District of Kentucky, Case No. 09-00050 (the “Lipker Litigation”). The Complaint in the Lipker Litigation alleged that AK Steel incorrectly calculated the amount of Ms. Lipker’s surviving spouse benefits due to be paid under the applicable pension plan. The parties filed cross-motions for summary judgment. On February 23, 2010, the District Court granted Ms. Lipker’s motion for summary judgment and found that she is entitled to a higher surviving spouse benefit than AK Steel had calculated. AK Steel appealed that decision to the United States Court of Appeals for the Sixth Circuit on March 11, 2010, Case No. 10-5298. On October 31, 2012, the Sixth Circuit issued its decision, reversing the District Court for the Eastern District of Kentucky, holding that AK Steel’s calculation of Ms. Lipker’s surviving spouse benefit in the amount of one hundred forty dollars per month was correct, and remanding the case to the District Court for entry of a judgment in favor of AK Steel. On November 10, 2012, Ms. Lipker filed a motion in the Sixth Circuit for rehearing, with a suggestion for rehearing en banc. AK Steel filed a memorandum in opposition to that motion. On January 4, 2013, the Sixth Circuit issued an Order denying the motion for rehearing.

As previously reported, on October 20, 2005, Judith A. Patrick and another plaintiff filed a purported class action against AK Steel and the AK Steel Corporation Benefit Plans Administrative Committee in the United States District Court for the Southern District of Ohio, Case No. 1:05-cv-681 (the “Patrick Litigation”). Like the Complaint in the Lipker Litigation addressed immediately above, the complaint in the Patrick Litigation alleges that the defendants incorrectly calculated the amount of surviving spouse benefits due to be paid to the plaintiffs under an applicable pension plan. The parties filed cross-motions for summary judgment on the issue of whether the applicable plan language had been properly interpreted. On September 28, 2007, the United States Magistrate Judge assigned to the case issued a Report and Recommendation in which he recommended that the plaintiffs’ motion for partial summary judgment be granted and that the defendants’ motion be denied. On March 31, 2008, the court issued an order adopting the Magistrate’s recommendation and granting partial summary judgment to the plaintiffs on the issue of plan interpretation. The plaintiffs also filed a motion for class certification and that motion was granted on October 27, 2008. The case proceeded thereafter with respect to discovery on the issue of damages. In November 2011 the plaintiffs submitted an expert report in which their expert contends that the total damages, excluding interest, for the class could total as much as $28.9. The defendants believe that the damage calculation in the plaintiffs’ expert report is incorrect and intend to contest that calculation. Among other bases for contesting the expert report in the Patrick Litigation, the defendants believe that it is substantially based on incomplete and/or inaccurate information concerning the widow’s or widower’s benefit to which each surviving spouse would be entitled from the Social Security Administration. That information is essential to the calculation of plaintiffs’ alleged damages and can only be obtained from the Social Security Administration, but has not yet been obtained in full by plaintiffs. Until that information has been obtained in full, AK Steel believes it is not possible to reliably or accurately determine the plaintiffs’ alleged damages. Trial with respect to damages previously was scheduled to begin January 14, 2013, but that date recently was vacated at the request of defendants in light of the decision issued in AK Steel’s favor in the Lipker Litigation. Defendants have filed a Motion for Reconsideration with the District Court in the Patrick Litigation on the ground that the plan interpretation issues in the Lipker Litigation and the Patrick Litigation are materially the same and that the Sixth Circuit decision issued in AK Steel’s favor in the Lipker Litigation likewise requires a decision in favor of the defendants in the Patrick Litigation. Plaintiffs oppose AK Steel’s Motion for Reconsideration. That motion has been fully briefed by the parties and oral argument occurred on February 20, 2013. The parties are awaiting a decision by the District Court. If judgment is entered in favor of defendants pursuant to the Motion for Reconsideration, that would conclude the Patrick Litigation without any liability on the part of defendants, subject to plaintiffs’ right of appeal. If judgment is not entered in favor of defendants, it is expected that the District Court will reschedule the damage trial previously scheduled for January 14, 2013, in which case defendants would continue to contest this matter vigorously. Because the Company has been unable to determine that the potential loss in this case is either probable or estimable, the Company has not recorded an accrual or contingencies related to this matter. In the event that the Company’s assumptions used to evaluate whether a loss in this matter is either probable or estimable prove to be incorrect or change in future periods, the Company may be required to increase its pension obligation to reflect the effects of an adverse outcome.

As previously reported, in September and October 2008, several companies filed purported class actions in the United States District Court for the Northern District of Illinois, against nine steel manufacturers, including AK Holding. The case numbers for these actions are 08CV5214, 08CV5371, 08CV5468, 08CV5633, 08CV5700, 08CV5942 and 08CV6197. An additional action, case number 10CV04236, was filed in the same federal district court on July 8, 2010. On December 28, 2010 another action, case number 32,321, was filed in state court in the Circuit Court for Cocke County, Tennessee. The defendants removed the Tennessee case to federal court and filed a motion to transfer the case to the Northern District of Illinois. The plaintiffs filed a motion to remand the case back to state court. On March 26, 2012, the United States District Court for the Eastern District of Tennessee denied the plaintiffs’ motion to remand and on March 28, 2012, granted the defendants’ motion to transfer venue of the Tennessee case to the Northern District of Illinois. The plaintiffs in that case filed a petition to file an interlocutory appeal of the district court’s decision with the Sixth Circuit Court of Appeals. The defendants have opposed that petition and the parties are awaiting the court’s decision on whether to grant that petition. The plaintiffs in the various pending actions are companies which claim to have purchased steel products, directly or indirectly, from one or more of the defendants and they purport to file the actions on behalf of all persons and entities who purchased steel products for delivery or pickup in the United States from any of the named defendants at any time from at least as early as January 2005. The complaints allege that the defendant steel producers have conspired in violation of antitrust laws to restrict output and to fix, raise, stabilize and maintain artificially high prices with respect to steel products in the United States. On January 2, 2009, the defendants filed motions to dismiss all of the claims set forth in the Complaints. On June 12, 2009, the court issued an Order denying the defendants’ motions to dismiss. Discovery has commenced. On May 24, 2012, the direct purchaser plaintiffs filed a motion for class certification. Defendants’ brief in opposition to the motion for class certification is due February 28, 2013. No trial date has been set. AK Holding intends to contest this matter vigorously. To date, discovery in this action has proceeded only with respect to issues relating to class certification. Accordingly, the Company does not have adequate information available to determine that a loss is probable or to reliably or accurately estimate its potential loss in the event that the plaintiffs were to prevail. Because the Company has been unable to determine that the potential loss in this case is probable or estimable, it has not recorded an accrual related to this matter. In the event that the Company’s assumptions used to evaluate whether a loss in this matter is either probable or estimable prove to be incorrect or change in future periods, the Company may be required to record a liability for an adverse outcome.

As previously reported, on June 1, 2009, the Chinese Ministry of Commerce (“MOFCOM”) initiated antidumping and countervailing duty investigations of imports of grain-oriented electrical steel (“GOES”) from Russia and the United States. China initiated the investigations based on a petition filed by two Chinese steelmakers. These two steelmakers allege that AK Steel and Allegheny Technologies Inc. of the United States and Novolipetsk Steel of Russia exported GOES to China at less than fair value, and that the production of GOES in the United States has been subsidized by the government. On December 9, 2009, MOFCOM issued its preliminary determination that GOES producers in the United States and Russia had been dumping in the China market and that GOES producers in the United States had received subsidies from the United States government. The Chinese authorities imposed provisional additional duties on future imports of GOES from Russia and/or the United States to China. The duties do not apply to past imports. On or about April 10, 2010, MOFCOM issued a final determination of dumping and subsidizing against GOES producers in the United States and Russia. On September 16, 2010, the United States Trade Representative (the “USTR”) filed a complaint with the World Trade Organization (the “WTO”) against China for violating the WTO’s rules in imposing antidumping and countervailing duties against imports of GOES from the United States. On February 11, 2011, the USTR announced that the United States requested that the WTO establish a dispute settlement panel in this case. On May 10, 2011, the WTO composed the panel (the “Panel”) to decide this case. After conducting several rounds of hearings, on June 15, 2012, the Panel issued its final decision in the case. In its decision, the Panel concluded that China had no legal basis to impose antidumping and countervailing duties on imports of grain-oriented electrical steel from the United States. On July 20, 2012, China filed an appeal of the Panel’s decision to the WTO Appellate Body. On October 18, 2012, the Appellate Body affirmed the decisions of the Panel. There are no further appeals available to China and it will be expected to comply with the WTO decision within a reasonable period of time. The tariffs may remain in effect during this time period. If China does not take appropriate steps to come into compliance with the WTO decision within the reasonable period of time, the United States may ask the WTO for permission to impose trade sanctions against China. AK Steel intends to fully support the USTR in this matter.

As previously reported, on August 26, 2009, Consolidation Coal Company (“Consolidation”) filed an action against AK Steel and Neville Coke LLC (“Neville”) in the Court of Common Pleas of Allegheny County, Pennsylvania, Case No. GD-09-14830. The complaint alleges that Consolidation and Neville entered into a contract whereby Consolidation would supply metallurgical coal for use by Neville in its coke making operations. Consolidation asserts that Neville breached the alleged contract when it refused to purchase coal from Consolidation. The complaint also alleges that AK Steel tortiously interfered with the purported contractual and business relationship between Consolidation and Neville. Consolidation seeks monetary damages from AK Steel in an amount in excess of $30.0 and monetary damages from Neville in an amount in excess of $20.0. AK Steel tentatively has agreed to indemnify and defend Neville in this action pursuant to the terms of a contractual agreement between AK Steel and Neville. AK Steel is still investigating the facts underlying this matter, however, and has reserved its right to change its position should facts establish that it does not have an obligation to indemnify or defend Neville. On October 20, 2009, AK Steel filed preliminary objections to plaintiff’s complaint on behalf of itself and Neville, seeking to dismiss the action. In response to the preliminary objections, plaintiff filed an amended complaint on November 12, 2009, adding an additional count under the theory of promissory estoppel. On December 2, 2009, AK Steel and Neville filed preliminary objections to plaintiff’s amended complaint, again seeking to dismiss the action. The court overruled the preliminary objections, and on March 18, 2010, AK Steel and Neville filed their answers to the complaint. Discovery has commenced but based on the discovery to date, AK Steel has not determined that a loss is probable and it does not yet have adequate information to reliably or accurately estimate its potential loss in the event that the plaintiffs were to prevail. Because the Company has been unable to determine that the potential loss in this case is either probable or estimable, it has not recorded an accrual related to this matter. In the event that the Company’s assumptions used to evaluate whether a loss in this matter is either probable or estimable prove to be incorrect or change in future periods, the Company may be required to record a liability for an adverse outcome. The case has been set for trial on May 9, 2013. AK Steel intends to continue to contest this matter vigorously.

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

As previously reported, on April 7, 2011, Ruth Abrams filed a shareholder derivative action against AK Holding, each of the current members of its Board of Directors, and the five officers identified in the AK Holding 2010 Proxy Statement (the “2010 Proxy”) as Named Executive Officers. The action was filed in the United States District Court for the District of Delaware, Case No. 1:11-cv-00297-LPS. The complaint alleges that the director defendants and executive defendants breached fiduciary duties of loyalty and care, that the director defendants committed waste, and that the executive defendants were unjustly enriched. More specifically, it alleges that the 2010 Proxy contained false or misleading statements concerning compliance by AK Holding with Section 162(m) of the Internal Revenue Code and the tax deductibility of certain executive compensation paid to the Named Executive Officers. The Complaint seeks an injunction requiring correction of the allegedly false statements and preventing future awards under certain benefit plans to the five Named Executive Officers. It also seeks an equitable accounting, disgorgement in favor of AK Holding for certain alleged losses, and an award of attorneys’ fees and expenses. The defendants filed motions to dismiss the Complaint on July 1, 2011. However, prior to completion of the briefing on defendants’ motions, Abrams filed an Amended Complaint on September 2, 2011 adding a derivative claim under Section 14(a) of the Securities Exchange Act and adding and deleting certain allegations as to why plaintiff contends certain executive compensation plans did not comply with Section 162(m) of the Internal Revenue Code and the relevant Treasury Regulations. On November 11, 2011, the defendants filed motions to dismiss the Amended Complaint. On August 21, 2012, the court granted the defendants’ motions and dismissed the Amended Complaint without prejudice. On September 4, 2012, Abrams filed a Second Amended Complaint, adding a new direct claim for coercion and adding and deleting certain factual allegations. On October 2, 2012, the defendants filed motions to dismiss the second amended complaint. Briefing on those motions is completed and the parties are awaiting the court’s decision. The defendants intend to continue to contest this matter vigorously. Discovery has not commenced and no trial date has been set.

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

In the third quarter of 2012, the Company reached a tentative settlement agreement (“Class Settlement”) with the retirees who initiated the litigation. The participants in the Class Settlement consist generally of all retirees, as well as their spouses, surviving spouses and/or eligible dependents, of those retirees in the proposed class as set forth above (collectively referred to hereinafter as “Class Members”). Pursuant to the Class Settlement, AK Steel will provide company-paid health and life insurance to Class Members through December 31, 2015, at the premium rates that were in effect in 2010. The Company also will make combined lump sum payments totaling $10.6 to a Voluntary Employees Beneficiary Association trust (the “VEBA Trust”) and to plaintiffs’ counsel. More specifically, AK Steel will make three cash contributions to the VEBA Trust as follows: $3.1 on July 1, 2013; $3.1 on July 1, 2014; and $3.1 on July 1, 2015. The balance of the $10.6 will be paid to plaintiff’s attorneys to cover plaintiffs’ obligations with respect to attorneys’ fees. Effective January 1, 2016, AK Steel will transfer to the VEBA Trust all OPEB obligations owed to the Class Members under the Company’s applicable health and welfare plans and will have no further liability for any claims incurred by Class Members after December 31, 2015, relating to their OPEB obligations. The VEBA Trust will be utilized to fund all such future OPEB obligations to the Class Members. Trustees of the VEBA will determine the scope of the benefits to be provided to the Class Members.

The Class Settlement was subject to final approval by the Court. A fairness hearing with respect to the settlement was held on December 21, 2012. Following the hearing and on December 21, 2012, the Court entered a judgment approving the settlement. No appeal from the judgment has been filed and the time for filing such an appeal has expired. The judgment approving the settlement thus now is final.

Now that the settlement is final, the Company’s only remaining liability with respect to the OPEB obligations to the Class Members is to provide existing company-paid health and life insurance to Class Members through December 31, 2015, and to contribute the payments due to the VEBA Trust under the settlements. The Company will have no other liability or responsibility with respect to OPEB obligations to the Class Members. As a result of the settlement, the Company’s total OPEB liability (prior to any funding of the VEBA Trust) increased by approximately $3.0 and the Company recorded a one-time charge of approximately $3.8 for legal fees and the reversal of previous amortization of the prior plan amendment in the fourth quarter of 2012. The remaining portion of the plan amendment will be amortized over approximately two years.

Other Contingencies

In addition to the matters discussed above, there are various pending and potential claims against AK Steel and its subsidiaries involving product liability, commercial, employee benefits and other matters arising in the ordinary course of business. Because of the considerable uncertainties which exist with respect to any claim, it is difficult to reliably or accurately estimate what would be the amount of a loss in the event that a claimant(s) were to prevail. In the event that material assumptions or factual understandings relied upon by the Company to evaluate its exposure with respect to these contingencies prove to be inaccurate or otherwise change in the future, the Company may be required to record a liability for an adverse outcome. To the extent, however, that the Company has been able to reasonably evaluate its potential future liabilities with respect to all of these contingencies, including those described more specifically above, it is the Company’s opinion, unless otherwise noted, that the ultimate liability resulting from these contingencies, individually and in the aggregate, should not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 9 - Stockholders’ Equity

Preferred Stock:  There are 25,000,000 shares of preferred stock authorized; no shares are issued or outstanding.

Common Stock:  The holders of common stock are entitled to receive dividends when and as declared by the Board of Directors out of funds legally available for distribution.  The holders have one vote per share in respect of all matters and are not entitled to preemptive rights. In November 2012, AK Holding issued 25.3 million shares of common stock at $4.00 per share. Net proceeds received were $96.4 after underwriting discounts and other fees.

Dividends:  In July 2012, the Company elected to suspend its dividend program. The savings from suspending the program will enhance the Company’s financial flexibility and further support capital needs for the business.  The instruments governing the Company’s outstanding senior debt do not include covenants restricting dividend payments.  The Company’s Credit Facility contains certain restrictive covenants with respect to the Company’s payment of dividends. Under these covenants, dividends are permitted provided (i) availability exceeds $247.5 or (ii) availability exceeds $192.5 and the Company meets a fixed charge coverage ratio of one to one as of the most recently ended fiscal quarter. If the Company cannot meet either of these thresholds, dividends would be limited to $12.0 annually. Currently, the availability under the Credit Facility significantly exceeds $247.5. Accordingly, although the Company has elected to suspend its dividend program, there currently are no covenant restrictions that would restrict the Company’s ability to declare and pay a dividend to its stockholders. Cash dividends paid in 2012 and 2011 by the Company to its shareholders were determined to be a return of capital under the United States Internal Revenue Code.

Share Repurchase Program:  In October 2008, the Board of Directors authorized the Company to repurchase, from time to time, up to $150.0 of its outstanding common stock.  In 2012, 2011 and 2010, the Company did not make any common stock repurchases under this program. As of December 31, 2012, there was $125.6 remaining for repurchase under the Board of Directors’ authorization.

NOTE 10 - Share-based Compensation

AK Holding’s Stock Incentive Plan (the “SIP”) permits the granting of nonqualified stock option, restricted stock, performance share and/or restricted stock unit (“RSUs”) awards to Directors, officers and other employees of the Company. Stockholders have approved an aggregate maximum of 19 million shares issuable under the SIP through December 31, 2019, of which 4.1 million are available for future grant as of December 31, 2012.

The following table summarizes information about share-based compensation expense for the years ended December 31, 2012, 2011 and 2010:

Share-based Compensation Expense	2012	2011	2010
Stock options	$2.4	$2.3	$2.7
Restricted stock	5.3	5.9	6.7
Restricted stock units issued to Directors	0.9	0.9	0.8
Performance shares	6.0	5.8	5.6
Pre-tax share-based compensation expense	$14.6	$14.9	$15.8

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

The Company’s estimate of fair value of options granted is calculated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2012	2011	2010
Expected volatility	63.2% – 73.2%	59.7% – 78.0%	61.8% – 77.7%
Weighted-average volatility	69.4%	62.1%	66.0%
Expected term (in years)	2.8 – 6.3	2.7 – 6.3	2.8 – 6.3
Risk-free interest rate	0.3% - 1.2%	0.4% – 2.6%	0.7% – 2.9%
Dividend yield	2.2%	1.4%	0.9%
Weighted-average grant-date fair value per share of options granted	$4.31	$6.83	$11.05

A summary of option activity for the year ended December 31, 2012, is presented below:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	1,372,044	$16.48
Granted	497,000	9.03
Exercised	—	—
Canceled	(49,662)	15.78
Outstanding at December 31, 2012	1,819,382	14.46	6.4	$—

Exercisable at December 31, 2012	1,058,629	16.48	5.0	—

Unvested at December 31, 2012	760,753	11.87	8.5	—

Unvested at December 31, 2012 expected to vest	722,715	11.87	8.5	—

As of December 31, 2012, there were $0.7 of total unrecognized compensation costs related to non-vested stock options, which costs are expected to be recognized over a weighted-average period of 1.4 years.

The following table shows the intrinsic value of stock options exercised during the periods. Intrinsic value is based upon the actual market price on the date of exercise, as determined by the quoted average of the reported high and low sales prices on such date.

	2012	2011	2010
Total intrinsic value of options exercised	$—	$0.2	$2.2

Restricted Stock and Restricted Stock Units

Restricted stock awards granted to officers and key managers ordinarily are awarded on terms pursuant to which the shares covered by the award vest ratably on the first, second and third anniversaries of the grant. However, in connection with the promotion of three existing Named Executive Officers on May 26, 2010, the Company granted restricted stock to each of them that will not vest at all until the third anniversary of the grant date, at which time it will vest in full if the grantee is still in the employ of the Company. This “cliff vesting” was used to provide an additional incentive for each of these Named Executive Officers to continue his employment with the Company during the three-year vesting period.

Equity-based compensation granted to Directors is comprised entirely of RSUs. Grants of RSUs vest immediately upon grant, but are not settled (i.e., paid out) until one year after the date of the grant, unless deferred settlement is elected. Directors have the option to defer settlement of their RSUs until six months following termination of their service on the Board and also may elect to take distribution of the shares upon settlement in a single distribution or in annual installments not to exceed fifteen years.

A summary of the activity for non-vested restricted stock awards for the year ended December 31, 2012, is presented below:

Restricted Stock Awards	Restricted Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2011	455,767	$15.26
Granted	528,060	8.78
Vested/restrictions lapsed	(577,245)	12.09
Canceled	(8,469)	12.53
Outstanding at December 31, 2012	398,113	11.33

The following table summarizes information related to restricted stock awards vested for the relevant periods:

	2012	2011	2010
Fair value of restricted shares vested/restrictions lapsed	$7.0	$4.8	$8.5

As of December 31, 2012, there were $2.1 of total unrecognized compensation costs related to non-vested restricted stock awards granted under the SIP, which costs are expected to be recognized over a weighted-average period of 1.6 years.

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

The Company’s estimate of fair value of performance shares granted is calculated as of the date of grant using a Monte Carlo simulation model with the following weighted-average assumptions:

	2012	2011	2010
Company expected volatility	69.4%	89.0%	87.9%
S&P’s MidCap 400 index expected volatility	42.2%	52.4%	49.8%
Risk-free interest rate	0.4%	1.0%	1.4%
Dividend yield	2.2%	1.4%	0.9%
Weighted-average grant-date fair value per performance share granted	$9.89	$15.78	$25.61

A summary of the activity for non-vested performance share awards for the year ended December 31, 2012, is presented below:

Performance Share Awards	Performance Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2011	659,093	$19.91
Granted	579,000	9.89
Earned	—	—
Expired or forfeited	(295,780)	24.73
Outstanding at December 31, 2012	942,313	12.24

As of December 31, 2012, there were $5.4 of total unrecognized compensation costs related to non-vested performance share awards granted under the SIP, which costs are expected to be recognized over a weighted-average period of 1.6 years.

NOTE 11 - Comprehensive Income (Loss)

Accumulated other comprehensive income, net of tax, is as follows:

	2012	2011
Foreign currency translation	$3.5	$2.8
Cash flow hedges	31.7	(10.9)
Unrealized holding gain (loss) on securities	0.3	(0.6)
Pension and OPEB plans	(34.4)	11.4
Accumulated other comprehensive income	$1.1	$2.7

The tax effects allocated to each component of other comprehensive income (loss) are as follows:

	2012	2011	2010
Cash flow hedges:
Gains (losses) arising in period	$—	$(8.0)	$(7.0)
Reclassification of loss (gain) to net income (loss)	—	1.5	12.0
Unrealized holding gain (loss) on securities:
Unrealized holding gain (loss) arising in period	—	(0.2)	0.6
Reclassification of loss (gain) to net income (loss)	—	—	0.1
Pension and OPEB plans:
Prior service cost arising in period	—	(7.5)	(0.5)
Reclassification of prior service cost (credits) included in net income (loss)	—	(22.3)	(29.5)
Gains (losses) arising in period	—	(122.2)	(25.8)
Reclassification of losses (gains) included in net income (loss)	—	103.9	5.9
Income tax (benefit) allocated to other comprehensive income	$—	$(54.8)	$(44.2)

Because of the valuation allowance recorded in 2012, no income tax was allocated to other comprehensive income (loss).

NOTE 12 - Earnings per Share

Reconciliation of the numerators and denominators for basic and diluted EPS computations is as follows:

	2012	2011	2010
Net income (loss) attributable to AK Steel Holding Corporation	$(1,027.3)	$(155.6)	$(128.9)
Less: distributed earnings to common stockholders and holders of certain stock compensation awards	11.0	22.0	22.0
Undistributed earnings (loss)	$(1,038.3)	$(177.6)	$(150.9)

Common stockholders earnings—basic and diluted:
Distributed earnings to common stockholders	$11.0	$22.0	$21.9
Undistributed earnings (loss) to common stockholders	(1,034.6)	(176.9)	(150.3)
Common stockholders earnings (loss)—basic and diluted	$(1,023.6)	$(154.9)	$(128.4)

Common shares outstanding (weighted-average shares in millions):
Common shares outstanding for basic earnings per share	113.0	109.8	109.6
Effect of dilutive stock-based compensation	—	—	—
Common shares outstanding for diluted earnings per share	113.0	109.8	109.6

Basic and diluted earnings per share:
Distributed earnings	$0.10	$0.20	$0.20
Undistributed earnings (loss)	(9.16)	(1.61)	(1.37)
Basic and diluted earnings (loss) per share	$(9.06)	$(1.41)	$(1.17)

Potentially issuable common shares (in millions) excluded from earnings per share calculation due to anti-dilutive effect	2.4	1.2	1.1

NOTE 13 - Variable Interest Entities

SunCoke Middletown

The Company is a party to supply contracts with SunCoke Middletown, an affiliate of SunCoke , to provide the Company with about 550,000 tons of metallurgical-grade lump coke and approximately 45 megawatts of electrical power annually. Under those agreements, the Company will purchase all of the coke and electrical power generated from a new plant, which began operations in the fourth quarter of 2011, through at least 2031. SunCoke Middletown is deemed to be a variable interest entity because it has committed to purchase all of the expected production from the facility and the Company has been determined to be the primary beneficiary. Thus, the financial results of SunCoke Middletown are required to be consolidated with the results of the Company, even though the Company has no ownership interest in SunCoke Middletown. Included in the Consolidated Statements of Operations were income (loss) before taxes related to SunCoke Middletown of $46.0, $(7.8) and $(2.7) for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, the advances in SunCoke Middletown were classified as noncontrolling interests as a result of activities performed by SunCoke associated with the financing of its investment in SunCoke Middletown and its conclusion that the advances should now be treated as an equity investment. These advances totaled $436.8 at December 31, 2011 and were included in other non-current liabilities based on SunCoke’s treatment of the advances as intercompany payables.

Magnetation LLC

In October 2011, AK Steel entered into its Magnetation LLC joint venture (“Magnetation”) with Magnetation, Inc. (“the JV Partner”) whereby AK Steel acquired a 49.9% interest in Magnetation. Magnetation utilizes advanced magnetic separation technology to recover iron ore from existing stockpiles of previously-mined material. The Company has determined that Magnetation is a variable interest entity and that the JV Partner is the primary beneficiary. For purposes of determining the primary beneficiary of the variable interest entity, the Company concluded that the JV Partner has the power to direct the activities that most significantly affect Magnetation’s economic performance. These activities are primarily related to the operating contracts between Magnetation and the JV Partner, including acquisition of iron ore resources, management administrative services (including management supervision, accounting, human resources, tax and information technology services), sales and marketing activities, licensing of significant technology to Magnetation and construction services. Further, the JV Partner would receive a majority of the expected returns and absorb a majority of the expected losses of Magnetation. Thus, because AK Steel is not the primary beneficiary of Magnetation, the Company accounts for its investment under the equity method of accounting. Included in other income (expense) was the Company’s share of income related to Magnetation of $7.7 for the year ended December 31, 2012. As of December 31, 2012, the Company’s carrying cost of the investment exceeded its share of the underlying equity in net assets of Magnetation, recorded using historical carrying amounts, by $83.9. This difference is being amortized through equity in earnings and is included in the above share of income.

AK Steel’s investment of capital in Magnetation is structured to occur in two phases. For Phase I, AK Steel agreed to contribute a total of $147.5 for its interest in the joint venture. AK Steel contributed $100.0 in October 2011, and made the final Phase I contribution of $47.5 in 2012 upon Magnetation achieving certain benchmarks with respect to production output and per ton cost of concentrate.

Phase II will involve the construction and operation of additional concentrate capacity and an iron ore pelletizing plant. For Phase II, AK Steel will contribute a total of $150.0 following Magnetation’s satisfaction of certain conditions, primarily obtaining necessary permits, and the contributions are anticipated to occur over time between 2013 and 2015. AK Steel has no legal or contractual obligation to provide further financing to Magnetation beyond the amounts mentioned above and therefore the total contributions of $297.5 represents AK Steel’s maximum exposure to loss associated with Magnetation. Through an offtake agreement, AK Steel will have the right to purchase all of the pellets produced by the pelletizing plant.

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

NOTE 14 - Fair Value Measurements

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

•
Level 2 inputs are inputs, other than quoted prices, that are directly or indirectly observable for the asset or liability. Level 2 inputs include model-generated values that rely on inputs either directly observed or readily-derived from available market data sources, such as Bloomberg or other news and data vendors. They include quoted prices for similar assets or liabilities in active markets, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves observable at commonly quoted intervals or current market) and contractual prices for the underlying financial instrument, as well as other relevant economic factors. Fair values of the Company’s natural gas, electric, and nickel derivative contracts and foreign currency forward contracts are generated using forward prices that are derived from observable futures prices relating to the respective commodity or currency from sources such as the New York Mercantile Exchange (NYMEX) or the London Metal Exchange (LME). In cases where the derivative is an option contract (including caps, floors and collars), the Company’s valuations reflect adjustments made to valuations generated by the derivatives’ counterparty. After validating that the counterparty’s assumptions relating to implied volatilities are in line with an independent source for these implied volatilities, the Company discounts these model-generated future values with discount factors designed to reflect the credit quality of the party obligated to pay under the derivative contract. While differing discount rates are applied to different contracts as a function of differing maturities and different counterparties, as of December 31, 2012, a spread over benchmark interest rates of 0.3% or less was used for contracts valued as liabilities, while the spread over benchmark rates of 0.1% or less was used for derivatives valued as assets. The Company has estimated the fair value of long-term debt based upon quoted market prices for the same or similar issues or on the current interest rates available to the Company for debt of similar terms and maturities.

•
Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. This level of categorization is not applicable to the Company’s valuations on a normal recurring basis other than for a portion of its pension assets.

The following fair value table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

	2012			2011
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets measured at fair value
Cash and cash equivalents	$227.0	$—	$227.0	$42.0	$—	$42.0
Other non-current assets—
Available for sale investments—marketable securities	26.3	—	26.3	29.6	—	29.6
Other current assets:
Foreign exchange contracts	—	—	—	—	1.0	1.0
Commodity hedge contracts	—	25.5	25.5	—	—	—
Assets measured at fair value	$253.3	$25.5	$278.8	$71.6	$1.0	$72.6

Liabilities measured at fair value
Accrued liabilities:
Foreign exchange contracts	$—	$(0.2)	$(0.2)	$—	$—	$—
Commodity hedge contracts	—	(1.3)	(1.3)	—	(21.6)	(21.6)
Liabilities measured at fair value	$—	$(1.5)	$(1.5)	$—	$(21.6)	$(21.6)

Liabilities measured at other than fair value
Long-term debt, including current portions:
Fair value	$—	$(1,379.3)	$(1,379.3)	$—	$(637.8)	$(637.8)
Carrying amount	—	(1,411.9)	(1,411.9)	—	(650.7)	(650.7)

See Note 5 for information on the fair value of pension plan assets. The carrying amounts of the Company’s other financial instruments do not differ materially from their estimated fair values at December 31, 2012 and 2011.

NOTE 15 - Disclosures about Derivative Instruments and Hedging Activities

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

The Company is exposed to fluctuations in market prices of raw materials and energy sources and, to a lesser extent, to the effect of market prices on sale of certain commodity steel (hot roll carbon steel coils). The Company uses cash-settled commodity price swaps and options (including collars) to hedge the market risk associated with the purchase of certain of its raw materials and energy requirements and the sale of hot roll carbon steel coils. These derivatives are routinely used with respect to a portion of the Company’s natural gas and nickel requirements and are sometimes used with respect to its iron ore, aluminum, zinc and electricity requirements. The Company’s hedging strategy is designed to mitigate the effect on earnings from the price volatility of these various commodity exposures. Independent of any hedging activities, price increases in any of these commodity markets could negatively affect operating costs or selling prices.

All commodity derivatives are marked to market and recognized as an asset or liability at fair value. The effective gains and losses for commodity derivatives designated as cash flow hedges of forecasted purchases of raw materials and energy sources are recorded in accumulated other comprehensive income on the Consolidated Balance Sheets and reclassified into cost of products sold in the same period as the earnings recognition of the associated underlying transaction. The effective gains and losses for hot roll carbon steel coils derivatives designated as cash flow hedges of forecasted sales are recorded in accumulated other comprehensive income on the Consolidated Balance Sheets and reclassified into net sales in the same period as the earnings recognition of the associated underlying transaction. Gains and losses on these designated derivatives arising from either hedge ineffectiveness or related to components excluded from the assessment of effectiveness are recognized in current earnings under cost of products sold or net sales, as appropriate. All gains or losses from derivatives for which hedge accounting treatment has not been elected are also reported in earnings on a current basis in cost of products sold.

As of December 31, 2012 and 2011, the Company had the following outstanding commodity price swaps and options and forward foreign exchange contracts:

Commodity	2012	2011
Nickel (in lbs)	420,100	545,500
Natural gas (in MMBTUs)	9,000,000	28,700,000
Zinc (in lbs)	—	21,000,000
Iron ore (in metric tons)	1,140,000	294,000
Hot roll carbon steel coils (in short tons)	30,000	—
Foreign exchange contracts (in euros)	€15,950,000	€13,050,000

The following table presents the fair value of derivative instruments in the Consolidated Balance Sheets as of December 31, 2012 and 2011:

Asset (liability)	2012	2011
Derivatives designated as hedging instruments:
Other current assets—commodity contracts	$25.5	$—
Accrued liabilities—commodity contracts	(1.2)	(19.4)

Derivatives not designated as hedging instruments:
Other current assets:
Foreign exchange contracts	—	1.0
Accrued liabilities:
Foreign exchange contracts	(0.2)	—
Commodity contracts	(0.1)	(2.2)

The following table presents gains (losses) on derivative instruments included in the Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010:

Gain (loss)	2012	2011	2010
Derivatives in cash flow hedging relationships—
Commodity contracts:
Reclassified from accumulated other comprehensive income (loss) into cost of products sold (effective portion)	$(36.3)	$(4.0)	$(17.1)
Recorded in cost of products sold (ineffective portion and amount excluded from effectiveness testing)	0.1	(10.2)	(12.9)

Derivatives not designated as hedging instruments:
Foreign exchange contracts—recorded in other income (expense)	(1.2)	0.8	(0.7)
Commodity contracts—recorded in cost of products sold	(0.6)	(5.1)	1.8

The following table lists the amount of gains (losses) net of tax expected to be reclassified into earnings within the next twelve months for the Company’s existing commodity contracts that qualify for hedge accounting:

Commodity Hedge	Settlement Dates	Gains (losses)
Natural gas	January 2013 to December 2013	$(0.4)
Iron ore	January 2013 to December 2013	24.3
Hot roll carbon steel coils	January 2013 to March 2013	0.4

NOTE 16 - Supplemental Cash Flow Information

The following table presents the net cash paid (received) during the period for interest, net of capitalized interest, and income taxes:

	2012	2011	2010
Net cash paid (received) during the period for:
Interest, net of capitalized interest	$69.5	$44.3	$25.7
Income taxes	1.3	0.1	(20.3)

Included in net cash flows from operations was cash provided by (used by) SunCoke Middletown of $55.2, $(15.7) and $(2.5) for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company had non-cash capital investments during the years ended December 31, 2012, 2011 and 2010, that had not been paid as of the end of the respective period. These amounts are included in accounts payable and accrued liabilities and have been excluded from the Consolidated Statements of Cash Flows. The Company also granted restricted stock to certain employees and restricted stock units to directors under the SIP. The amounts of non-cash investing and financing activities for the years ended December 31, 2012, 2011 and 2010, were as follows:

	2012	2011	2010
Capital investments	$13.9	$10.2	$30.9
Capital investments—SunCoke Middletown	—	16.3	19.7
Issuance of restricted stock and restricted stock units	5.4	5.7	7.1
Issuance of note payable for AK Coal purchase (at fair value)	—	10.2	—

NOTE 17 - Quarterly Information (Unaudited)

Earnings per share for each quarter and the year are calculated individually and may not sum to the total for the year.

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$1,508.7	$1,538.4	$1,463.5	$1,423.1	$5,933.7
Operating profit (loss)	4.1	56.7	(12.0)	(176.9)	(128.1)
Net income (loss) attributable to AK Holding	(11.8)	(724.2)	(60.9)	(230.4)	(1,027.3)
Basic and diluted earnings (loss) per share	$(0.11)	$(6.55)	$(0.55)	$(1.89)	$(9.06)

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$1,581.1	$1,791.9	$1,585.8	$1,509.2	$6,468.0
Operating profit (loss)	19.5	68.5	11.4	(300.7)	(201.3)
Net income (loss) attributable to AK Holding	8.7	33.1	(3.5)	(193.9)	(155.6)
Basic and diluted earnings (loss) per share	$0.08	$0.30	$(0.03)	$(1.76)	$(1.41)

Included in operating profit (loss) for the fourth quarter and full-year of 2012 and 2011 were pension corridor charges of $157.3 and $268.1, respectively. Included in net income (loss) attributable to AK Holding for the second quarter of 2012 was a charge to income tax expense of $736.0 for an increase in the valuation allowance on its deferred tax assets.

NOTE 18 - Supplemental Guarantor Information

AK Steel’s Secured Notes, 2020 Notes, 2022 Notes and Exchangeable Notes (the “Senior Notes”) are governed by indentures entered into by AK Holding and its 100% owned subsidiary, AK Steel. Under the terms of the indentures, AK Holding fully and unconditionally, jointly and severally, guarantees the payment of interest, principal and premium, if any, on each of the notes comprising the Senior Notes. AK Holding is the sole guarantor of the Senior Notes.

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

Condensed Statements of Operations
Year Ended December 31, 2012

	AK Holding	AK Steel	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$5,676.6	$906.3	$(649.2)	$5,933.7
Cost of products sold (exclusive of items shown below)	—	5,416.8	738.0	(615.7)	5,539.1
Selling and administrative expenses (exclusive of items shown below)	4.4	212.9	35.3	(43.9)	208.7
Depreciation	—	172.8	19.2	—	192.0
Pension and OPEB expense (income) (exclusive of corridor charge shown below)	—	(35.3)	—	—	(35.3)
Pension corridor charge	—	157.3	—	—	157.3
Total operating costs	4.4	5,924.5	792.5	(659.6)	6,061.8
Operating profit (loss)	(4.4)	(247.9)	113.8	10.4	(128.1)
Interest expense	—	85.9	0.8	—	86.7
Other income (expense)	—	(9.6)	15.8	—	6.2
Income (loss) before income taxes	(4.4)	(343.4)	128.8	10.4	(208.6)
Income tax provision (benefit)	—	735.9	49.9	4.2	790.0
Equity in net income (loss) of subsidiaries	(1,022.9)	56.4	—	966.5	—
Net income (loss)	(1,027.3)	(1,022.9)	78.9	972.7	(998.6)
Less: Net income (loss) attributable to noncontrolling interests	—	—	28.7	—	28.7
Net income (loss) attributable to AK Steel Holding Corporation	(1,027.3)	(1,022.9)	50.2	972.7	(1,027.3)
Other comprehensive income (loss)	(1.6)	(1.6)	0.7	0.9	(1.6)
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$(1,028.9)	$(1,024.5)	$50.9	$973.6	$(1,028.9)

Condensed Statements of Operations
Year Ended December 31, 2011

	AK Holding	AK Steel	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$6,205.9	$756.7	$(494.6)	$6,468.0
Cost of products sold (exclusive of items shown below)	—	5,854.1	635.1	(452.4)	6,036.8
Selling and administrative expenses (exclusive of items shown below)	4.4	222.3	36.4	(47.7)	215.4
Depreciation	—	177.4	7.6	—	185.0
Pension and OPEB expense (income) (exclusive of corridor charge shown below)	—	(36.0)	—	—	(36.0)
Pension corridor charge	—	268.1	—	—	268.1
Total operating costs	4.4	6,485.9	679.1	(500.1)	6,669.3
Operating profit (loss)	(4.4)	(280.0)	77.6	5.5	(201.3)
Interest expense	—	47.3	0.2	—	47.5
Other income (expense)	—	(8.4)	3.1	—	(5.3)
Income (loss) before income taxes	(4.4)	(335.7)	80.5	5.5	(254.1)
Income tax provision (benefit)	(1.8)	(125.6)	31.2	2.2	(94.0)
Equity in net income (loss) of subsidiaries	(153.0)	57.1	—	95.9	—
Net income (loss)	(155.6)	(153.0)	49.3	99.2	(160.1)
Less: Net income (loss) attributable to noncontrolling interests	—	—	(4.5)	—	(4.5)
Net income (loss) attributable to AK Steel Holding Corporation	(155.6)	(153.0)	53.8	99.2	(155.6)
Other comprehensive income (loss)	(89.9)	(89.9)	(0.7)	90.6	(89.9)
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$(245.5)	$(242.9)	$53.1	$189.8	$(245.5)

Condensed Statements of Operations
Year Ended December 31, 2010

	AK Holding	AK Steel	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$5,765.6	$615.7	$(413.0)	$5,968.3
Cost of products sold (exclusive of items shown below)	—	5,507.7	517.9	(382.4)	5,643.2
Selling and administrative expenses (exclusive of items shown below)	4.2	214.9	29.2	(44.3)	204.0
Depreciation	—	190.1	7.0	—	197.1
Pension and OPEB expense (income)	—	(14.9)	—	—	(14.9)
Other operating items	—	72.8	—	—	72.8
Total operating costs	4.2	5,970.6	554.1	(426.7)	6,102.2
Operating profit (loss)	(4.2)	(205.0)	61.6	13.7	(133.9)
Interest expense	—	32.8	0.2	—	33.0
Other income (expense)	—	(11.6)	3.9	0.1	(7.6)
Income (loss) before income taxes	(4.2)	(249.4)	65.3	13.8	(174.5)
Income tax provision (benefit)	(1.5)	(70.8)	23.7	4.8	(43.8)
Equity in net income (loss) of subsidiaries	(126.2)	52.4	—	73.8	—
Net income (loss)	(128.9)	(126.2)	41.6	82.8	(130.7)
Less: Net income (loss) attributable to noncontrolling interests	—	—	(1.8)	—	(1.8)
Net income (loss) attributable to AK Steel Holding Corporation	(128.9)	(126.2)	43.4	82.8	(128.9)
Other comprehensive income (loss)	(75.3)	(75.3)	(0.8)	76.1	(75.3)
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$(204.2)	$(201.5)	$42.6	$158.9	$(204.2)

Condensed Balance Sheets
December 31, 2012

	AK Holding	AK Steel	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$203.6	$23.4	$—	$227.0
Accounts receivable, net	—	484.4	54.3	(64.8)	473.9
Inventory, net	—	504.2	114.4	(9.4)	609.2
Deferred tax assets, current	—	73.0	0.2	—	73.2
Other current assets	0.2	57.6	1.6	—	59.4
Total current assets	0.2	1,322.8	193.9	(74.2)	1,442.7
Property, plant and equipment	—	5,355.1	588.8	—	5,943.9
Accumulated depreciation	—	(3,841.9)	(89.7)	—	(3,931.6)
Property, plant and equipment, net	—	1,513.2	499.1	—	2,012.3
Other non-current assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	55.6
Investment in Magnetation LLC	—	—	150.0	—	150.0
Investment in affiliates	(2,660.7)	1,337.4	—	1,323.3	—
Inter-company accounts	2,155.2	(3,066.5)	843.8	67.5	—
Goodwill	—	—	37.1	—	37.1
Deferred tax assets, non-current	—	87.9	0.3	—	88.2
Other non-current assets	—	79.8	37.4	—	117.2
TOTAL ASSETS	$(505.3)	$1,274.6	$1,817.2	$1,316.6	$3,903.1
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$494.8	$44.4	$(0.9)	$538.3
Accrued liabilities	—	155.0	9.8	—	164.8
Current portion of long-term debt	—	0.7	—	—	0.7
Current portion of pension and other postretirement benefit obligations	—	108.1	0.5	—	108.6
Total current liabilities	—	758.6	54.7	(0.9)	812.4
Non-current liabilities:
Long-term debt	—	1,411.2	—	—	1,411.2
Pension and other postretirement benefit obligations	—	1,657.2	4.5	—	1,661.7
Other non-current liabilities	—	108.3	0.5	—	108.8
TOTAL LIABILITIES	—	3,935.3	59.7	(0.9)	3,994.1
Total stockholders’ equity (deficit)	(505.3)	(2,660.7)	1,343.2	1,317.5	(505.3)
Noncontrolling interests	—	—	414.3	—	414.3
TOTAL EQUITY (DEFICIT)	(505.3)	(2,660.7)	1,757.5	1,317.5	(91.0)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$(505.3)	$1,274.6	$1,817.2	$1,316.6	$3,903.1

Condensed Balance Sheets
December 31, 2011

	AK Holding	AK Steel	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$19.9	$22.1	$—	$42.0
Accounts receivable, net	—	587.5	69.8	(93.1)	564.2
Inventory, net	—	304.6	122.1	(8.0)	418.7
Deferred tax assets, current	—	216.3	0.2	—	216.5
Other current assets	0.2	31.9	0.9	—	33.0
Total current assets	0.2	1,160.2	215.1	(101.1)	1,274.4
Property, plant and equipment	—	5,377.2	590.0	—	5,967.2
Accumulated depreciation	—	(3,726.9)	(70.1)	—	(3,797.0)
Property, plant and equipment, net	—	1,650.3	519.9	—	2,170.2
Other non-current assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	55.6
Investment in Magnetation LLC	—	—	101.2	—	101.2
Investment in affiliates	(1,589.1)	1,589.1	1,204.3	(1,204.3)	—
Inter-company accounts	1,977.4	(3,207.3)	(401.7)	1,631.6	—
Goodwill	—	—	37.1	—	37.1
Deferred tax assets, non-current	—	716.3	0.2	—	716.5
Other non-current assets	—	64.4	30.5	—	94.9
TOTAL ASSETS	$388.5	$1,973.0	$1,762.2	$326.2	$4,449.9
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Borrowings under credit facility	$—	$250.0	$—	$—	$250.0
Accounts payable	—	525.4	59.4	(1.2)	583.6
Accrued liabilities	—	162.3	10.5	—	172.8
Current portion of long-term debt	—	0.7	—	—	0.7
Current portion of pension and other postretirement benefit obligations	—	129.6	0.4	—	130.0
Total current liabilities	—	1,068.0	70.3	(1.2)	1,137.1
Non-current liabilities:
Long-term debt	—	650.0	—	—	650.0
Pension and other postretirement benefit obligations	—	1,740.7	4.1	—	1,744.8
Other non-current liabilities	—	103.4	437.4	—	540.8
TOTAL LIABILITIES	—	3,562.1	511.8	(1.2)	4,072.7
Total stockholders’ equity (deficit)	388.5	(1,589.1)	1,261.7	327.4	388.5
Noncontrolling interests	—	—	(11.3)	—	(11.3)
TOTAL EQUITY (DEFICIT)	388.5	(1,589.1)	1,250.4	327.4	377.2
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$388.5	$1,973.0	$1,762.2	$326.2	$4,449.9

Condensed Statements of Cash Flows
Year Ended December 31, 2012

	AK Holding	AK Steel	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net cash flows from operating activities	$(3.5)	$(360.0)	$113.1	$(20.4)	$(270.8)
Cash flows from investing activities:
Capital investments	—	(38.3)	(25.8)	—	(64.1)
Investments in acquired businesses	—	—	(60.6)	—	(60.6)
Other investing items, net	—	6.7	(0.6)	—	6.1
Net cash flows from investing activities	—	(31.6)	(87.0)	—	(118.6)
Cash flows from financing activities:
Net borrowings (repayments) under credit facility	—	(250.0)	—	—	(250.0)
Proceeds from issuance of long-term debt	—	873.3	—	—	873.3
Redemption of long-term debt	—	(74.0)	—	—	(74.0)
Proceeds from issuance of common stock	96.4	—	—	—	96.4
Debt issuance costs	—	(22.3)	—	—	(22.3)
Purchase of treasury stock	(1.7)	—	—	—	(1.7)
Common stock dividends paid	(11.0)	—	—	—	(11.0)
Inter-company activity	(80.2)	48.8	11.0	20.4	—
SunCoke Middletown advances from (repayments to) noncontrolling interest owner	—	—	(36.6)	—	(36.6)
Other financing items, net	—	(0.5)	0.8	—	0.3
Net cash flows from financing activities	3.5	575.3	(24.8)	20.4	574.4
Net increase (decrease) in cash and cash equivalents	—	183.7	1.3	—	185.0
Cash and equivalents, beginning of year	—	19.9	22.1	—	42.0
Cash and equivalents, end of year	$—	$203.6	$23.4	$—	$227.0

Condensed Statements of Cash Flows
Year Ended December 31, 2011

	AK Holding	AK Steel	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net cash flows from operating activities	$(1.7)	$(216.9)	$39.7	$(1.6)	$(180.5)
Cash flows from investing activities:
Capital investments	—	(98.9)	(197.2)	—	(296.1)
Investments in acquired businesses	—	—	(125.4)	—	(125.4)
Other investing items, net	—	1.4	(0.1)	—	1.3
Net cash flows from investing activities	—	(97.5)	(322.7)	—	(420.2)
Cash flows from financing activities:
Net borrowings (repayments) under credit facility	—	250.0	—	—	250.0
Redemption of long-term debt	—	(0.7)	—	—	(0.7)
Debt issuance costs	—	(10.1)	—	—	(10.1)
Proceeds from exercise of stock options	0.2	—	—	—	0.2
Purchase of treasury stock	(1.5)	—	—	—	(1.5)
Common stock dividends paid	(22.0)	—	—	—	(22.0)
Inter-company activity	25.0	(106.4)	79.8	1.6	—
SunCoke Middletown advances from (repayments to) noncontrolling interest owner	—	—	210.7	—	210.7
Other financing items, net	—	0.1	(0.8)	—	(0.7)
Net cash flows from financing activities	1.7	132.9	289.7	1.6	425.9
Net increase (decrease) in cash and cash equivalents	—	(181.5)	6.7	—	(174.8)
Cash and equivalents, beginning of year	—	201.4	15.4	—	216.8
Cash and equivalents, end of year	$—	$19.9	$22.1	$—	$42.0

Condensed Statements of Cash Flows
Year Ended December 31, 2010

	AK Holding	AK Steel	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net cash flows from operating activities	$(2.0)	$(157.5)	$41.2	$(14.1)	$(132.4)
Cash flows from investing activities:
Capital investments	—	(117.0)	(149.3)	—	(266.3)
Other investing items, net	—	1.3	(1.3)	—	—
Net cash flows from investing activities	—	(115.7)	(150.6)	—	(266.3)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	549.1	—	—	549.1
Redemption of long-term debt	—	(506.3)	—	—	(506.3)
Debt issuance costs	—	(11.3)	—	—	(11.3)
Proceeds from exercise of stock options	1.3	—	—	—	1.3
Purchase of treasury stock	(7.9)	—	—	—	(7.9)
Common stock dividends paid	(22.0)	—	—	—	(22.0)
Inter-company activity	28.3	1.1	(43.5)	14.1	—
SunCoke Middletown advances from (repayments to) noncontrolling interest owner	—	—	151.7	—	151.7
Other financing items, net	2.3	(2.3)	(0.8)	—	(0.8)
Net cash flows from financing activities	2.0	30.3	107.4	14.1	153.8
Net increase (decrease) in cash and cash equivalents	—	(242.9)	(2.0)	—	(244.9)
Cash and equivalents, beginning of year	—	444.3	17.4	—	461.7
Cash and equivalents, end of year	$—	$201.4	$15.4	$—	$216.8

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  In making this assessment, the Company’s management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment and those criteria, management has determined that, as of December 31, 2012, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, which appears on the following page.

Dated:	February 28, 2013	/s/ James L. Wainscott
James L. Wainscott
Chairman of the Board, President and Chief Executive Officer

Dated:	February 28, 2013	/s/ Roger K. Newport
Roger K. Newport
Vice President, Finance and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
AK Steel Holding Corporation
West Chester, Ohio

We have audited the internal control over financial reporting of AK Steel Holding Corporation and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated February 28, 2013 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Cincinnati, Ohio
February 28, 2013

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information with respect to the Company’s Executive Officers is set forth in Part I of this Annual Report pursuant to General Instruction G of Form 10-K.  The information required to be furnished pursuant to this item with respect to Directors of the Company will be set forth under the caption “Election of Directors” in the Company’s proxy statement (the “2013 Proxy Statement”) to be furnished to stockholders in connection with the solicitation of proxies by the Company’s Board of Directors for use at the 2013 Annual Meeting of Stockholders, and is incorporated herein by reference.

The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2013 Proxy Statement, and is incorporated herein by reference.

The information required to be furnished pursuant to this item with respect to the Audit Committee and the Audit Committee financial expert will be set forth under the caption “Committees of the Board of Directors” in the 2013 Proxy Statement, and is incorporated herein by reference.

Information required to be furnished pursuant to this item with respect to and any material changes to the process by which security holders may recommend nominees to the Board of Directors will be set forth under the caption “Stockholder Proposals for the 2014 Annual Meeting and Nominations of Directors” in the 2013 Proxy Statement, and is incorporated herein by reference.

The Company has adopted a Code of Ethics covering its Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and other persons performing a similar function; a Code of Business Conduct and Ethics for Directors, Officers and Employees; and Corporate Governance Guidelines.  These documents, along with charters of its Audit, Management Development and Compensation, Nominating and Governance, Finance, and Public and Environmental Issues Committees, are posted on the Company’s website at www.aksteel.com.  Disclosures of amendments to or waivers with regard to the provisions of the Code of Ethics also will be posted on the Company’s website.

Item 11.	Executive Compensation.

The information required to be furnished pursuant to this item will be set forth under the caption “Executive Compensation” and in the Director Compensation Table and its accompanying narrative in the 2013 Proxy Statement, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required to be furnished pursuant to this item with respect to compensation plans under which equity securities of the Company are authorized for issuance will be set forth under the caption “Equity Compensation Plan Information” in the 2013 Proxy Statement, and is incorporated herein by reference.

Other information required to be furnished pursuant to this item will be set forth under the caption “Stock Ownership” in the 2013 Proxy Statement, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required to be furnished pursuant to this item will be set forth under the captions “Related Person Transaction Policy” and “Board Independence” in the 2013 Proxy Statement, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required to be furnished pursuant to this item will be set forth under the caption “Principal Accounting Firm Fees” in the 2013 Proxy Statement, and is incorporated herein by reference.

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

4.3
Second Supplemental Indenture, dated as of March 22, 2012, among AK Steel Corporation, as issuer, AK Steel Holding Corporation, as guarantor, and U.S. Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on March 22, 2012).

4.4
Third Supplemental Indenture, dated as of November 20, 2012, among AK Steel Corporation, as issuer, AK Steel Holding Corporation, as guarantor, and U.S. Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on November 20, 2012).

4.5
Indenture, dated as of November 20, 2012, among AK Steel Corporation, as issuer, AK Steel Holding Corporation, as guarantor, and U.S. Bank, National Association, as trustee and collateral agent (incorporated herein by reference to Exhibit 4.2 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on November 20, 2012).

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

10.4+
Annual Management Incentive Plan, as amended and restated as of October 18, 2007 (incorporated herein by reference to Exhibit 10.1 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, as filed with the Commission on August 5, 2008).

Exhibit Number	Description
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

10.9(b)+
Form of Third Amendment to the AK Steel Holding Corporation Executive Officer Severance Agreement (incorporated herein by reference to Exhibit 10.9(b) to AK Steel Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Commission on February 27, 2012).

*10.10+	Form of Executive Officer Change of Control Agreement as approved by the Board of Directors on January 24, 2013.
10.11+
Form of Restricted Stock Award for special bonus grants to executive officers and selected key managers of the Company (incorporated herein by reference to Exhibit 10.25 to AK Steel Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 8, 2005).

10.12+
Form of the Performance Share Award Agreement for performance-based equity awards to executive officers and key managers of the Company (incorporated herein by reference to Exhibit 10.26 to AK Steel Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 8, 2005).

10.13+
Stock Incentive Plan, as amended and restated as of March 18, 2010 (incorporated herein by reference to Exhibit 10.1 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, as filed with the Commission on July 30, 2010).

Exhibit Number	Description
10.14+
Long-Term Performance Plan, as amended and restated as of April 12, 2010 (incorporated herein by reference to Annex A to AK Steel Holding Corporation’s Proxy Statement for its 2010 Annual Meeting of Stockholders held May 27, 2010, as filed with the Commission on April 12, 2010).

10.15
Loan and Security Agreement dated as of April 28, 2011, among AK Steel, as Borrower, Bank of America, N.A., as Agent, and certain Financial Institutions as the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on April 29, 2011).

10.15(a)
Form of Increased Commitment Agreement, dated as of October 31, 2011 by and among AK Steel, as Borrower, Bank of America, N.A., as Agent, and certain Financial Institutions as the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on October 31, 2011).

10.15(b)
First Amendment to Loan and Security Agreement dated as of November 12, 2012, among AK Steel, as Borrower, Bank of America, N.A., as Agent, and certain Financial Institutions as the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on November 13, 2012).

10.16
Amended and Restated Operating Agreement of Magnetation LLC dated as of October 4, 2011 (incorporated herein by reference to Exhibit 10.1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on October 5, 2011).

10.17
Stock Purchase Agreement by and among David L. Dinning, Ronald A. Corl, David C. Klementik, Ranger Investment Company, Solar Fuel Company, Inc. and AK Steel Natural Resources, LLC dated as of October 4, 2011 (incorporated herein by reference to Exhibit 10.2 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on October 5, 2011).

10.18
Air Quality Facilities Loan Agreement dated as of February 1, 2012 between AK Steel Corporation and the Ohio Air Quality Development Authority - $36,000,000 Revenue Refunding Bonds, Series 2012-A (incorporated herein by reference to Exhibit 10.1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on February 7, 2012).

10.19
Loan Agreement dated as of February 1, 2012 between AK Steel Corporation and the City of Rockport, Indiana - $30,000,000 Revenue Refunding Bonds, Series 2012-A (incorporated herein by reference to Exhibit 10.2 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on February 7, 2012).

10.20
Loan Agreement dated as of February 1, 2012 between AK Steel Corporation and the Butler County Industrial Development Authority - $7,300,000 Revenue Refunding Bonds, Series 2012-A (incorporated herein by reference to Exhibit 10.3 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on February 7, 2012).

10.21
Registration Rights Agreement dated as of November 20, 2012, among AK Steel Holding Corporation, AK Steel Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Deutsche Bank Securities, Inc., as representatives of the initial purchasers named therein (incorporated herein by reference to Exhibit 10.2 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on November 20, 2012).

10.22
Security Agreement dated as of November 20, 2012, among the AK Steel Corporation and U.S. Bank National Association, as trustee and collateral agent (incorporated herein by reference to Exhibit 10.3 to AK Steel Holding Corporation's Current Report on Form 8-K, as filed with the Commission on November 20, 2012).

*10.23	Changes to Annual Retainer Fees for Chairs of Certain Committees of the Board of Directors.

Exhibit Number	Description
*12.1	Statement re: Computation of Ratio of Earnings to Combined Fixed Charges.

*12.2	Statement re: Computation of Ratio of Earnings to Fixed Charges.

*21.1	Subsidiaries of AK Steel Holding Corporation.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Section 302 Certification of Chief Executive Officer.

*31.2	Section 302 Certification of Chief Financial Officer.

*32.1	Section 906 Certification of Chief Executive Officer.

*32.2	Section 906 Certification of Chief Financial Officer.

*95.1	Mine Safety Disclosure.

*101
The following financial statements from the Annual Report on Form 10-K of AK Steel Holding Corporation for the year ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to Consolidated Financial Statements.

* Filed or furnished herewith, as applicable
+ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in West Chester, Ohio, on February 28, 2013.

AK Steel Holding Corporation
(Registrant)

Dated:	February 28, 2013	/s/ Roger K. Newport
Roger K. Newport
Vice President, Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature	Title	Date

/s/ James L. Wainscott	Chairman of the Board, President	February 28, 2013
James L. Wainscott	and Chief Executive Officer

/s/ Roger K. Newport	Vice President, Finance	February 28, 2013
Roger K. Newport	and Chief Financial Officer

/s/ Gregory A. Hoffbauer		February 28, 2013
Gregory A. Hoffbauer	Controller and Chief Accounting Officer

/s/ Robert H. Jenkins		February 28, 2013
Robert H. Jenkins	Lead Director

/s/ Richard A. Abdoo		February 28, 2013
Richard A. Abdoo	Director

/s/ John S. Brinzo		February 28, 2013
John S. Brinzo	Director

/s/ Dennis C. Cuneo		February 28, 2013
Dennis C. Cuneo	Director

/s/ William K. Gerber		February 28, 2013
William K. Gerber	Director

/s/ Dr. Bonnie G. Hill		February 28, 2013
Dr. Bonnie G. Hill	Director

/s/ Ralph S. Michael III		February 28, 2013
Ralph S. Michael III	Director

/s/ Shirley D. Peterson		February 28, 2013
Shirley D. Peterson	Director

/s/ Dr. James A. Thomson		February 28, 2013
Dr. James A. Thomson	Director