Form 10-Q
period 2013-03-31
AK STEEL HOLDING CORP
filed 2013-05-03
CIK 918160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

or

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

There were 136,310,324 shares of common stock outstanding as of April 30, 2013.

AK STEEL HOLDING CORPORATION

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share data)

	Three Months Ended March 31,
(unaudited)	2013	2012

Net sales	$1,369.8	$1,508.7

Cost of products sold (exclusive of items shown separately below)	1,252.3	1,409.0
Selling and administrative expenses (exclusive of items shown separately below)	51.6	55.8
Depreciation	48.6	48.3
Pension and OPEB expense (income)	(15.9)	(8.5)

Total operating costs	1,336.6	1,504.6

Operating profit	33.2	4.1

Interest expense	31.0	16.2
Other income (expense)	1.8	0.9

Income (loss) before income taxes	4.0	(11.2)

Income tax provision (benefit)	(2.8)	(4.3)

Net income (loss)	6.8	(6.9)
Less: Net income attributable to noncontrolling interests	16.7	4.9

Net income (loss) attributable to AK Steel Holding Corporation	$(9.9)	$(11.8)

Basic and diluted earnings per share:
Net income (loss) attributable to AK Steel Holding Corporation common stockholders	$(0.07)	$(0.11)

Dividends declared and paid per share	$—	$0.05

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in millions)

	Three Months Ended March 31,
(unaudited)	2013	2012
Net income (loss)	$6.8	$(6.9)
Other comprehensive income (loss), before tax:
Foreign currency translation gain (loss)	(1.1)	0.8
Cash flow hedges:
Gains (losses) arising in period	(3.0)	(17.0)
Reclassification of losses (gains) to net income (loss)	(3.9)	7.8
Unrealized holding gains (losses) on securities:
Unrealized holding gains (losses) arising in period	0.1	0.7
Pension and OPEB plans:
Reclassification of prior service cost (credits) included in net income (loss)	(19.1)	(18.2)
Reclassification of losses (gains) included in net income (loss)	7.3	6.1
Other comprehensive income (loss), before tax	(19.7)	(19.8)
Income tax provision (benefit) related to items of comprehensive income (loss)	—	(7.7)
Other comprehensive income (loss)	(19.7)	(12.1)
Comprehensive income (loss)	(12.9)	(19.0)
Less: Comprehensive income attributable to noncontrolling interests	16.7	4.9
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$(29.6)	$(23.9)

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share data)

(unaudited)	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$191.8	$227.0
Accounts receivable, net	516.4	473.9
Inventory, net	664.0	609.2
Deferred tax assets, current	77.4	73.2
Other current assets	43.0	59.4
Total current assets	1,492.6	1,442.7
Property, plant and equipment	5,952.4	5,943.9
Accumulated depreciation	(3,980.1)	(3,931.6)
Property, plant and equipment, net	1,972.3	2,012.3
Other non-current assets:
Investment in AFSG Holdings, Inc.	55.6	55.6
Investment in Magnetation LLC	145.0	150.0
Goodwill	37.1	37.1
Deferred tax assets, non-current	88.4	88.2
Other non-current assets	115.1	117.2
TOTAL ASSETS	$3,906.1	$3,903.1
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$592.4	$538.3
Accrued liabilities	185.7	164.8
Current portion of long-term debt	0.7	0.7
Current portion of pension and other postretirement benefit obligations	109.8	108.6
Total current liabilities	888.6	812.4
Non-current liabilities:
Long-term debt	1,411.9	1,411.2
Pension and other postretirement benefit obligations	1,607.7	1,661.7
Other non-current liabilities	107.6	108.8
TOTAL LIABILITIES	4,015.8	3,994.1
Equity (deficit):
Common stock, authorized 200,000,000 shares of $.01 par value each; issued 149,597,084 and 149,094,571 shares in 2013 and 2012; outstanding 136,310,324 and 135,944,172 shares in 2013 and 2012	1.5	1.5
Additional paid-in capital	2,073.6	2,069.7
Treasury stock, common shares at cost, 13,286,760 and 13,150,399 shares in 2013 and 2012	(173.9)	(173.3)
Accumulated deficit	(2,414.2)	(2,404.3)
Accumulated other comprehensive income (loss)	(18.6)	1.1
Total stockholders’ equity (deficit)	(531.6)	(505.3)
Noncontrolling interests	421.9	414.3
TOTAL EQUITY (DEFICIT)	(109.7)	(91.0)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$3,906.1	$3,903.1

The Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, include the following amounts related to consolidated variable interest entities, prior to intercompany eliminations. See Note 10 for more information concerning variable interest entities.

(unaudited)	March 31, 2013	December 31, 2012
SunCoke Middletown
Cash and cash equivalents	$13.6	$—
Accounts receivable, net	1.7	1.0
Inventory, net	22.0	28.3
Property, plant and equipment	415.1	414.5
Accumulated depreciation	(18.5)	(15.0)
Accounts payable	14.1	15.4
Other assets (liabilities), net	0.2	(1.2)
Noncontrolling interests	420.0	412.2

Other variable interest entities
Property, plant and equipment	$11.5	$11.4
Accumulated depreciation	(9.0)	(8.9)
Other assets (liabilities), net	1.5	1.8
Noncontrolling interests	1.9	2.1

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
	Three Months Ended March 31,
(unaudited)	2013	2012
Cash flows from operating activities:
Net income (loss)	$6.8	$(6.9)
Depreciation	45.1	44.9
Depreciation—SunCoke Middletown	3.5	3.4
Amortization	5.9	6.3
Deferred income taxes	(4.4)	(9.4)
Pension and OPEB expense (income)	(15.9)	(8.5)
Contributions to pension trust	(30.0)	(28.7)
Other postretirement benefit payments	(18.1)	(16.3)
Changes in working capital	(9.6)	(150.7)
Changes in working capital—SunCoke Middletown	3.3	7.9
Other operating items, net	6.4	8.0
Net cash flows from operating activities	(7.0)	(150.0)

Cash flows from investing activities:
Capital investments	(15.5)	(10.5)
Capital investments—SunCoke Middletown	(1.0)	(19.2)
Other investing items, net	0.8	(0.2)
Net cash flows from investing activities	(15.7)	(29.9)

Cash flows from financing activities:
Net borrowings (repayments) under credit facility	—	(105.0)
Proceeds from issuance of long-term debt	—	373.3
Redemption of long-term debt	(0.2)	(73.5)
Debt issuance costs	(1.5)	(8.2)
Purchase of treasury stock	(0.6)	(1.7)
Common stock dividends paid	—	(5.5)
SunCoke Middletown distributions to noncontrolling interest owners	(9.1)	—
Other financing items, net	(1.1)	0.8
Net cash flows from financing activities	(12.5)	180.2

Net increase (decrease) in cash and cash equivalents	(35.2)	0.3

Cash and cash equivalents, beginning of period	227.0	42.0

Cash and cash equivalents, end of period	$191.8	$42.3

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(dollars in millions)

(unaudited)	Common Stock	Addi- tional Paid-In Capital	Treasury Stock	Accum- ulated Deficit	Accum- ulated Other Compre- hensive Income (Loss)	Noncon- trolling Interests	Total
December 31, 2011	$1.2	$1,922.2	$(171.6)	$(1,366.0)	$2.7	$(11.3)	$377.2
Net income (loss)				(11.8)		4.9	(6.9)
Share-based compensation		7.1					7.1
Tax provision from common stock compensation		(0.4)					(0.4)
Purchase of treasury stock			(1.7)				(1.7)
Change in accumulated other comprehensive income (loss)					(12.1)		(12.1)
Common stock dividends				(5.5)			(5.5)
Income tax payable assumed by noncontrolling interests						2.9	2.9
March 31, 2012	$1.2	$1,928.9	$(173.3)	$(1,383.3)	$(9.4)	$(3.5)	$360.6

December 31, 2012	$1.5	$2,069.7	$(173.3)	$(2,404.3)	$1.1	$414.3	$(91.0)
Net income (loss)				(9.9)		16.7	6.8
Share-based compensation		3.9					3.9
Purchase of treasury stock			(0.6)				(0.6)
Change in accumulated other comprehensive income (loss)					(19.7)		(19.7)
Net distributions to noncontrolling interests						(9.1)	(9.1)
March 31, 2013	$1.5	$2,073.6	$(173.9)	$(2,414.2)	$(18.6)	$421.9	$(109.7)

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise indicated)

NOTE 1 - Basis of Presentation

In the opinion of the management of AK Steel Holding Corporation (“AK Holding”) and its wholly-owned subsidiary, AK Steel Corporation (“AK Steel”, and together with AK Holding, the “Company”), the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2013, the results of its operations for the three months ended March 31, 2013 and 2012, and its cash flows for the three months ended March 31, 2013 and 2012. The results of operations for the three months ended March 31, 2013, are not necessarily indicative of the results to be expected for the full year ending December 31, 2013. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2012, included in the Company’s Form 10-K for the year ended December 31, 2012.

NOTE 2 - Inventories

	March 31, 2013	December 31, 2012
Finished and semi-finished	$801.8	$728.5
Raw materials	291.2	315.7
Total cost	1,093.0	1,044.2
Adjustment to state inventories at LIFO value	(429.0)	(435.0)
Inventory, net	$664.0	$609.2

NOTE 3 - Income Taxes

The interim income tax provision is determined by estimating the effective income tax rate expected to be applicable for the full year. The effective income tax rate is dependent upon several factors, such as tax rates in state and foreign jurisdictions, the relative amount of income earned in such jurisdictions and the expected change in valuation allowance on deferred tax assets. In determining the full year estimate, the Company has estimated the full-year effect of the change in valuation allowances required based on the current year income (loss) projection and the change in value of the identified tax-planning strategy, which is determined based on the full-year estimate of LIFO income or expense. Included in income tax provision (benefit) is a non-cash charge of $1.1 for the three months ended March 31, 2013, for the change in the valuation allowance on the Company’s deferred tax assets.

In the first quarter of 2013, SunCoke Energy, Inc. (“SunCoke”) completed an initial public offering of an affiliate, SunCoke Energy Partners, L.P., a master limited partnership. As a result of a change in the legal structure of the SunCoke entities that own Middletown Coke Company, LLC (“SunCoke Middletown”) made in connection with the offering, income taxes are no longer allocated to net income attributable to SunCoke Middletown beginning in the first quarter of 2013. Thus, effective January 1, 2013 the Company’s income tax provision (benefit) no longer includes the effect of that allocation. However, for the three months ended March 31, 2012, the consolidated income tax provision (benefit) included $3.0 associated with SunCoke Middletown. Neither the former tax allocation nor the January 1, 2013 change eliminating that allocation had any effect on the net income (loss) attributable to AK Steel Holding Corporation in any period.

NOTE 4 - Long-term Debt and Other Financing

The Company’s debt balances, including current portions, were as follows:

	March 31, 2013	December 31, 2012
8.75% Senior Secured Notes due December 2018	$350.0	$350.0
5.00% Exchangeable Senior Notes due November 2019 (effective rate of 10.8%)	150.0	150.0
7.625% Senior Notes due May 2020	550.0	550.0
8.375% Senior Notes due April 2022	300.0	300.0
Industrial Revenue Bonds due 2013 through 2030	100.6	100.9
Unamortized debt discount	(38.0)	(39.0)
Total debt	1,412.6	1,411.9
Less:
Current portion of long-term debt	0.7	0.7
Total long-term debt	$1,411.9	$1,411.2

During the period, the Company was in compliance with all the terms and conditions of its debt agreements.

Credit Facility

AK Steel has a $1.1 billion asset-backed revolving credit facility (“Credit Facility”) with a group of lenders that expires in April 2016. Availability under the Credit Facility fluctuates monthly based on the varying levels of eligible collateral. At March 31, 2013, the Company’s eligible collateral, after application of applicable advance rates, was $952.6. Availability as of March 31, 2013 was reduced by $78.2 attributable to outstanding letters of credit, resulting in remaining availability of $874.4. There were no outstanding borrowings as of March 31, 2013 or December 31, 2012, nor any borrowing during the first quarter of 2013.

NOTE 5 - Pension and Other Postretirement Benefits

The Company provides noncontributory pension and various healthcare and life insurance benefits to most employees and retirees. The pension plan is not fully funded. The Company expects to contribute $181.5 to the master pension trust during 2013.  Of this total, $30.0 was made in the first quarter of 2013 and $41.3 was made in April 2013, leaving $110.2 to be made during the second half of 2013.  The Company expects to make payments to Voluntary Employees Beneficiary Association (“VEBA”) trusts of $30.8 in 2013 pursuant to settlements of class actions filed on behalf of certain retirees from the Company’s Butler Works and Zanesville Works relating to the Company’s other postretirement benefit (“OPEB”) obligations to such retirees.

Net periodic benefit cost (income) for pension and other postretirement benefits were as follows:

	Three Months Ended March 31,
	2013	2012
Pension Benefits
Service cost	$0.6	$0.8
Interest cost	34.7	40.1
Expected return on assets	(45.9)	(46.3)
Amortization of prior service cost	0.9	1.1
Amortization of (gain) loss	6.8	6.1
Net periodic benefit cost (income)	$(2.9)	$1.8

Other Postretirement Benefits
Service cost	$1.2	$1.1
Interest cost	5.3	7.9
Amortization of prior service cost (credit)	(20.0)	(19.3)
Amortization of (gain) loss	0.5	—
Net periodic benefit cost (income)	$(13.0)	$(10.3)

NOTE 6 - Environmental and Legal Contingencies

Environmental Contingencies

AK Steel and its predecessors have been conducting steel manufacturing and related operations since 1900. Although the Company believes its operating practices have been consistent with prevailing industry standards during this time, hazardous materials may have been released in the past at one or more operating sites or third-party sites, including operating sites that the Company no longer owns. To the extent reasonably estimable, the Company has estimated potential remediation expenditures for those sites where future remediation efforts are probable based on identified conditions, regulatory requirements or contractual obligations arising from the sale of a business or facility. In the case of sites involving governmentally-required investigations, that typically occurs only after the investigation is complete and the nature and scope of the remediation is better understood. In general, the material components of these accruals include the costs associated with investigations, delineations, risk assessments, remedial work, governmental response and oversight costs, site monitoring, and preparation of reports to the appropriate environmental agencies. Liabilities recorded on the Company’s Consolidated Balance Sheets for such estimated probable costs relating to environmental matters are presented below:

	March 31, 2013	December 31, 2012
Accrued liabilities	$19.8	$19.6
Other non-current liabilities	26.8	27.4

The ultimate costs to the Company with respect to each site cannot be predicted with certainty because of the evolving nature of the investigation and remediation process. Rather, to develop the estimates of the probable costs, the Company must make certain assumptions. The most significant of these assumptions relate to the nature and scope of the work that will be necessary to investigate and remediate a particular site and the cost of that work. Other significant assumptions include the cleanup technology that will be used, whether and to what extent any other parties will participate in paying the investigation and remediation costs, reimbursement of past response and future oversight costs by governmental agencies, and the reaction of the governing environmental agencies to the proposed work plans. Costs of future expenditures are not discounted to their present value. To the extent that the Company has been able to reasonably estimate its future liabilities, the Company does not believe that there is a reasonable possibility that a loss or losses exceeding the amounts accrued will be incurred in connection with the environmental matters discussed below that would, either individually or in the aggregate, have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows. However, since amounts recognized in the consolidated financial statements in accordance with accounting principles generally accepted in the United States exclude potential losses that are not probable or that may not be currently estimable, the ultimate costs of these environmental proceedings may be higher than those currently recorded in the Company’s consolidated financial statements.

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

As previously reported, on July 23, 2007, and on December 9, 2008, the EPA issued Notices of Violation (“NOVs”) with respect to the coke plant at AK Steel’s Ashland Works (the “Ashland Coke Plant”) alleging violations of pushing and combustion stack limits. Additionally, on November 9, 2011, the EPA issued an NOV associated with self-reported deviations from 2008 through 2010. In 2007, the Company began investigating the pushing and combustion stack claims and working with the EPA to attempt to resolve them through the negotiation of a Consent Decree that assumed the Ashland Coke Plant would continue to operate. On June 21, 2011, however, the Company permanently ceased production at the Ashland Coke Plant. The Company has continued to negotiate a Consent Decree with the EPA in an attempt to resolve all of these NOVs, but as a consequence of the shutdown, the nature of the negotiations with the EPA has changed. The principal focus now is on the civil penalty associated with the alleged violations. AK Steel believes it will reach a settlement in this matter, but it cannot be certain that a settlement will be reached and cannot reliably estimate at this time how long it will take to reach a settlement or what all of its terms might be. AK Steel will vigorously contest any claims which cannot be resolved through a settlement.

As previously noted, on September 26, 2012, the EPA issued an order under Section 3013 of RCRA requiring the Company to develop a plan for investigation of four areas at AK Steel’s Ashland Works Coke Plant. A site investigation plan was submitted to EPA on October 25, 2012 and revised on March 21, 2013. AK Steel cannot reliably estimate at this time how long it will take to complete this site investigation. AK Steel currently has accrued approximately $0.4 for the projected cost of the study. Until the site investigation is completed, AK Steel cannot reliably estimate the additional costs, if any, associated with any potentially required remediation of the site or the timeframe during which these potential costs would be incurred.

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

As previously reported, on July 15, 2009, AK Steel and the Pennsylvania Department of Environmental Protection (“PADEP”) entered into a Consent Order and Agreement (the “Consent Order”) to resolve an alleged unpermitted discharge of wastewater from the closed Hillside Landfill at the former Ambridge Works. Under the terms of the Consent Order, AK Steel paid a penalty and also agreed to implement various corrective actions, including an investigation of the area where activities were conducted regarding the landfill, submission of a plan to collect and treat surface waters and seep discharges, and upon approval from PADEP, implementation of that plan. The Company has accrued $2.2 for the current phase of remedial work required under the Consent Order. Additional work will need to be performed after this phase, but the design plan for that work has not yet been developed or approved. Until that design plan is approved, the Company cannot reliably determine the actual cost of the remaining work required under the Consent Decree. The Company currently estimates that the remaining work will be completed in 2014, but that estimated timeframe is subject to the potential for delays, such as delays due to work plan approval and/or permitting delays.

As previously reported, on June 29, 2000, the United States filed a complaint on behalf of the EPA against AK Steel in the U.S. District Court for the Southern District of Ohio (the “Court”), Case No. C-1-00530, for alleged violations of the Clean Air Act, the Clean Water Act and RCRA at the Middletown Works. Subsequently, the State of Ohio, the Sierra Club and the National Resources Defense Council intervened. On May 15, 2006, a Consent Decree in Partial Resolution of Pending Claims (the “Consent Decree”) was entered by the Court. Under the Consent Decree, the Company paid a civil penalty and performed a supplemental environmental project to remove ozone-depleting refrigerants from certain equipment. The Company further agreed to undertake a comprehensive RCRA facility investigation at its Middletown Works and, as appropriate, complete a corrective measures study. In accordance with the Consent Decree, the Company also is in the process of implementing certain RCRA corrective action interim measures to address polychlorinated biphenyls (“PCBs”) in sediments and soils relating to Dicks Creek and certain other specified surface waters, adjacent floodplain areas, and other previously identified geographic areas. The Company has completed the remedial activity at Dicks Creek that was planned through 2012, but additional work remains. The design plan for the remaining floodplain work, currently planned for 2013, has been unconditionally approved. The Company currently has accrued $15.0 for the cost of known remedial work required under the Consent Decree, which includes the floodplain work planned for 2013 as well as the RCRA facility investigation.

As previously reported, on October 17, 2012, the EPA issued an NOV and Notice of Intent to File a Civil Administrative Complaint to AK Steel’s Mansfield Works alleging violations of RCRA primarily relating to the Company’s management of electric arc furnace dust at the facility. The Company is investigating these claims and is working with the EPA to attempt to resolve them. The NOV proposed a civil penalty of approximately $0.3. AK Steel believes it will reach a settlement in this matter, but it cannot be certain that a settlement will be reached and cannot reliably estimate at this time how long it will take to reach a settlement or what all of its terms might be. AK Steel will vigorously contest any claims which cannot be resolved through a settlement.

As previously reported, on January 18, 2013, the Ohio EPA issued Proposed Director’s Final Findings and Orders (“Proposed Findings and Orders”) to AK Steel with respect to the basic oxygen furnaces at AK Steel’s Middletown Works alleging violations of building visible emission limits. The order alleges violations on 13 days spanning from 2010 through 2012. The Company is investigating these claims and is working with the Ohio EPA to attempt to resolve them. The Proposed Findings and Orders proposed a civil penalty of approximately $0.3. AK Steel believes it will reach a settlement in this matter, but it cannot be certain that a settlement will be reached and cannot reliably estimate at this time how long it will take to reach a settlement or what all of its terms might be. AK Steel will vigorously contest any claims which cannot be resolved through a settlement.

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

Information on asbestos cases is presented below:

Asbestos Cases Pending at
March 31, 2013
Cases with specific dollar claims for damages:
Claims up to $0.2	112
Claims above $0.2 to $5.0	6
Claims above $5.0 to $15.0	2
Claims above $15.0 to $20.0	2
Total claims with specific dollar claims for damages (a)	122
Cases without a specific dollar claim for damages	302
Total asbestos cases pending	424

(a)	Involve a total of 2,283 plaintiffs and 17,025 defendants

In each case, the amount described is per plaintiff against all of the defendants, collectively. Thus, it usually is not possible at the outset of a case to determine the specific dollar amount of a claim against AK Steel. In fact, it usually is not even possible at the outset to determine which of the plaintiffs actually will pursue a claim against AK Steel. Typically, that can only be determined through written interrogatories or other discovery after a case has been filed. Thus, in a case involving multiple plaintiffs and multiple defendants, AK Steel initially only accounts for the lawsuit as one claim against it. After AK Steel has determined through discovery whether a particular plaintiff will pursue a claim against it, it makes an appropriate adjustment to statistically account for that specific claim. It has been AK Steel’s experience to date that only a small percentage of asbestos plaintiffs ultimately identify AK Steel as a target defendant from whom they actually seek damages and most of these claims ultimately are either dismissed or settled for a small fraction of the damages initially claimed. Set forth below is a chart showing the number of new claims filed (accounted for as described above), the number of pending claims disposed of (i.e., settled or otherwise dismissed), and the approximate net amount of dollars paid on behalf of AK Steel in settlement of asbestos-related claims.

	Three Months Ended March 31,
	2013	2012
New Claims Filed	11	14
Pending Claims Disposed Of	20	7
Total Amount Paid in Settlements	$0.7	$0.3

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

As previously reported, on October 20, 2009, William Schumacher filed a purported class action against the AK Steel Corporation Retirement Accumulation Pension Plan, or AK RAPP, and the AK Steel Corporation Benefit Plans Administrative Committee in the United States District Court for the Southern District of Ohio, Case No. 1:09cv794. The complaint alleges that the method used under the AK RAPP to determine lump sum distributions does not comply with ERISA and the Internal Revenue Code and resulted in underpayment of benefits to him and the other class members. The plaintiff and the other purportedly similarly situated individuals on whose behalf the plaintiff filed suit were excluded by the Court in 2005 from similar litigation previously reported and now resolved (the class action litigation filed January 2, 2002 by John D. West) based on previous releases of claims they had executed in favor of the Company. There were a total of 92 individuals who were excluded from the prior litigation and the potential additional distributions to them at issue in the litigation total approximately $3.0, plus potential interest. The defendants filed their answer to the complaint on March 22, 2010. On August 11, 2010, the plaintiff filed his motion for class certification. On January 24, 2011, that motion was granted. On March 15, 2011, the plaintiff filed a motion for partial summary judgment. After being fully briefed, that motion was granted on June 27, 2011. On October 12, 2011, the court issued an opinion addressing the issue of pre-judgment interest in which it held that pre-judgment interest should be calculated using the statutory rate under 28 U.S.C. Section 1961(a). On December 12, 2011, the Court entered a final judgment in an amount slightly in excess of $3.0, which includes pre-judgment interest at the statutory rate through that date. The defendants have filed an appeal from that final judgment to the United States Court of Appeals for the Sixth Circuit. On March 28, 2013, the Court of Appeals issued an opinion in which it upheld the District Court’s decision with respect to liability. The Court of Appeals further reversed and remanded the District Court's decision with respect to pre-judgment interest. Defendants intend to continue to contest this matter vigorously. On April 11, 2013, the Company filed a motion for rehearing with the Court of Appeals. That motion is pending. If the motion for rehearing is denied, and depending upon the new rate for pre-judgment interest established by the District Court, the Company estimates that the amount of the judgment could increase by $1.0 or more. Because the final judgment, if any, will be paid out of the Company’s pension assets, the Company has not recorded an accrual or contingencies related to this matter. The Company may be required to increase its pension obligation to reflect the effects of an adverse outcome.

As previously reported, on October 20, 2005, Judith A. Patrick and another plaintiff filed a purported class action against AK Steel and the AK Steel Corporation Benefit Plans Administrative Committee in the United States District Court for the Southern District of Ohio, Case No. 1:05-cv-681 (the “Patrick Litigation”). Like the complaint in similar litigation previously reported and now resolved (the action filed May 27, 2009 by Margaret A. Lipker, hereinafter referred to as the “Lipker Litigation”), the complaint in the Patrick Litigation alleges that the defendants incorrectly calculated the amount of surviving spouse benefits due to be paid to the plaintiffs under an applicable pension plan. The parties filed cross-motions for summary judgment on the issue of whether the applicable plan language had been properly interpreted. On September 28, 2007, the United States Magistrate Judge assigned to the case issued a Report and Recommendation in which he recommended that the plaintiffs’ motion for partial summary judgment be granted and that the defendants’ motion be denied. On March 31, 2008, the court issued an order adopting the Magistrate’s recommendation and granting partial summary judgment to the plaintiffs on the issue of plan interpretation. The plaintiffs also filed a motion for class certification and that motion was granted on October 27, 2008. The case proceeded thereafter with respect to discovery on the issue of damages. In November 2011 the plaintiffs submitted an expert report in which their expert contends that the total damages, excluding interest, for the class could total as much as $28.9. The defendants believe that the damage calculation in the plaintiffs’ expert report is incorrect and intend to contest that calculation. Among other bases for contesting the expert report in the Patrick Litigation, the defendants believe that it is substantially based on incomplete and/or inaccurate information concerning the widow’s or widower’s benefit to which each surviving spouse would be entitled from the Social Security Administration. That information is essential to the calculation of plaintiffs’ alleged damages and can only be obtained from the Social Security Administration, but has not yet been obtained in full by plaintiffs. Until that information has been obtained in full, AK Steel believes it is not possible to reliably or accurately determine the plaintiffs’ alleged damages. Trial with respect to damages previously was scheduled to begin January 14, 2013, but that date was vacated at the request of defendants in light of the decision issued in AK Steel’s favor in the Lipker Litigation. Defendants have filed a Motion for Reconsideration with the District Court in the Patrick Litigation on the ground that the plan interpretation issues in the Lipker Litigation and the Patrick Litigation are materially the same and that the Sixth Circuit decision issued in AK Steel’s favor in the Lipker Litigation likewise requires a decision in favor of the defendants in the Patrick Litigation. Plaintiffs oppose AK Steel’s Motion for Reconsideration. That motion has been fully briefed by the parties and oral argument occurred on February 20, 2013. The parties are awaiting a decision by the District Court. If judgment is entered in favor of defendants pursuant to the Motion for Reconsideration, that would conclude the Patrick Litigation without any liability on the part of defendants, subject to plaintiffs’ right of appeal. If judgment is not entered in favor of defendants, it is expected that the District Court will reschedule the damage trial previously scheduled for January 14, 2013, in which case defendants would continue to contest this matter vigorously. Because the Company has been unable to determine that the potential loss in this case is either probable or estimable, the Company has not recorded an accrual or contingencies related to this matter. In the event that the Company’s assumptions used to evaluate whether a loss in this matter is either probable or estimable prove to be incorrect or change in future periods, the Company may be required to increase its pension obligation to reflect the effects of an adverse outcome.

As previously reported, in September and October 2008, several companies filed purported class actions in the United States District Court for the Northern District of Illinois, against nine steel manufacturers, including AK Holding. The case numbers for these actions are 08CV5214, 08CV5371, 08CV5468, 08CV5633, 08CV5700, 08CV5942 and 08CV6197. An additional action, case number 10CV04236, was filed in the same federal district court on July 8, 2010. On December 28, 2010 another action, case number 32,321, was filed in state court in the Circuit Court for Cocke County, Tennessee. The defendants removed the Tennessee case to federal court and filed a motion to transfer the case to the Northern District of Illinois. That motion was granted on March 28, 2012. The plaintiffs in the various pending actions are companies which claim to have purchased steel products, directly or indirectly, from one or more of the defendants and they purport to file the actions on behalf of all persons and entities who purchased steel products for delivery or pickup in the United States from any of the named defendants at any time from at least as early as January 2005. The complaints allege that the defendant steel producers have conspired in violation of antitrust laws to restrict output and to fix, raise, stabilize and maintain artificially high prices with respect to steel products in the United States. Discovery has commenced. On May 24, 2012, the direct purchaser plaintiffs filed a motion for class certification. On February 28, 2013, the defendants filed a memorandum in opposition to the motion for class certification and motions to exclude the opinions of the plaintiffs’ experts. The motion for class certification and the motions to exclude the opinions of the plaintiffs’ experts remain pending. No trial date has been set. AK Holding intends to contest this matter vigorously. To date, discovery in this action has proceeded only with respect to issues relating to class certification. Accordingly, the Company does not have adequate information available to determine that a loss is probable or to reliably or accurately estimate its potential loss in the event that the plaintiffs were to prevail. Because the Company has been unable to determine that the potential loss in this case is probable or estimable, it has not recorded an accrual related to this matter. In the event that the Company’s assumptions used to evaluate whether a loss in this matter is either probable or estimable prove to be incorrect or change in future periods, the Company may be required to record a liability for an adverse outcome.

As previously reported, on June 1, 2009, the Chinese Ministry of Commerce (“MOFCOM”) initiated antidumping and countervailing duty investigations of imports of grain-oriented electrical steel (“GOES”) from Russia and the United States. China initiated the investigations based on a petition filed by two Chinese steelmakers. These two steelmakers allege that AK Steel and Allegheny Technologies Inc. of the United States and Novolipetsk Steel of Russia exported GOES to China at less than fair value, and that the production of GOES in the United States has been subsidized by the government. On December 9, 2009, MOFCOM issued its preliminary determination that GOES producers in the United States and Russia had been dumping in the China market and that GOES producers in the United States had received subsidies from the United States government. The Chinese authorities imposed provisional additional duties on future imports of GOES from Russia and/or the United States to China. On or about April 10, 2010, MOFCOM issued a final determination of dumping and subsidizing against GOES producers in the United States and Russia. On September 16, 2010, the United States Trade Representative (the “USTR”) filed a complaint with the World Trade Organization (the “WTO”) against China for violating the WTO’s rules in imposing antidumping and countervailing duties against imports of GOES from the United States. After conducting several rounds of hearings, on June 15, 2012, a panel (“the Panel”) composed by the WTO to decide the case issued its final decision in the case. In its decision, the Panel concluded that China had no legal basis to impose antidumping and countervailing duties on imports of grain-oriented electrical steel from the United States. On July 20, 2012, China filed an appeal of the Panel’s decision to the WTO Appellate Body. On October 18, 2012, the Appellate Body affirmed the decisions of the Panel. There are no further appeals available to China and it will be expected to comply with the WTO decision within a reasonable period of time. The parties are awaiting a decision from the WTO with respect to what that period of time will be. The tariffs may remain in effect during this time period. If China does not take appropriate steps to come into compliance with the WTO decision within the reasonable period of time, the United States may ask the WTO for permission to impose trade sanctions against China. AK Steel intends to fully support the USTR in this matter.

As previously reported, on August 26, 2009, Consolidation Coal Company (“Consolidation”) filed an action against AK Steel and Neville Coke LLC (“Neville”) in the Court of Common Pleas of Allegheny County, Pennsylvania, Case No. GD-09-14830. The complaint alleges that Consolidation and Neville entered into a contract whereby Consolidation would supply metallurgical coal for use by Neville in its coke making operations. Consolidation asserts that Neville breached the alleged contract when it refused to purchase coal from Consolidation. The complaint also alleges that AK Steel tortiously interfered with the purported contractual and business relationship between Consolidation and Neville. Consolidation seeks monetary damages from AK Steel in an amount in excess of $30.0 and monetary damages from Neville in an amount in excess of $20.0. AK Steel tentatively has agreed to indemnify and defend Neville in this action pursuant to the terms of a contractual agreement between AK Steel and Neville. AK Steel is still investigating the facts underlying this matter, however, and has reserved its right to change its position should facts establish that it does not have an obligation to indemnify or defend Neville. On October 20, 2009, AK Steel filed preliminary objections to plaintiff’s complaint on behalf of itself and Neville, seeking to dismiss the action. In response to the preliminary objections, plaintiff filed an amended complaint on November 12, 2009, adding an additional count under the theory of promissory estoppel. On December 2, 2009, AK Steel and Neville filed preliminary objections to plaintiff’s amended complaint, again seeking to dismiss the action. The court overruled the preliminary objections, and on March 18, 2010, AK Steel and Neville filed their answers to the complaint. Discovery has commenced but based on the discovery to date, AK Steel has not determined that a loss is probable and it does not yet have adequate information to reliably or accurately estimate its potential loss in the event that the plaintiffs were to prevail. Because the Company has been unable to determine that the potential loss in this case is either probable or estimable, it has not recorded an accrual related to this matter. In the event that the Company’s assumptions used to evaluate whether a loss in this matter is either probable or estimable prove to be incorrect or change in future periods, the Company may be required to record a liability for an adverse outcome. The case previously was set for trial commencing on May 9, 2013, but that trial date was vacated. No new trial date has yet been set. AK Steel intends to continue to contest this matter vigorously.

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

On January 20, 2010, ArcelorMittal France and ArcelorMittal Atlantique et Lorraine (collectively “ArcelorMittal”) filed an action against AK Steel (and two other steel manufacturers) in the United States District Court for the District of Delaware, Case No. 10-050-SLR. The complaint alleges that AK Steel is infringing the claims of U.S. Patent No. 6,296,805 (the “Patent”) in making pre-coated cold-rolled boron steel sheet and seeks injunctive relief and unspecified compensatory damages. On March 4, 2010, AK Steel filed an answer in which it denied ArcelorMittal’s claims and raised various affirmative defenses. On that date, AK Steel also filed counterclaims against ArcelorMittal for a declaratory judgment that AK Steel is not infringing the Patent and that the Patent is invalid. Subsequently, the trial court bifurcated the issues of liability and damages. Limited discovery was taken and the case proceeded with a trial to a jury on the issue of liability during the week of January 15, 2011. The jury returned a verdict that AK Steel did not infringe the Patent and that the Patent was invalid. Judgment subsequently was entered in favor of AK Steel and ArcelorMittal filed an appeal with the United States Court of Appeals for the Federal Circuit. On

November 30, 2012, the Court of Appeals issued a decision confirming that AK Steel had prevailed on the key claim related to patent infringement and affirming the basis for the jury finding of no infringement. The Court of Appeals reversed, however, certain findings related to the validity of the Patent and remanded the case to the trial court for further proceedings. On January 30, 2013, ArcelorMittal filed a motion for rehearing with the Court of Appeals. On March 20, 2013, the Court of Appeals denied ArcelorMittal’s motion for rehearing. The case now has been remanded to the trial court for further proceedings, which will include a new consideration of AK Steel’s counterclaim that the Patent is invalid either through a new trial or motion practice. On April 16, 2013, pursuant to a petition previously filed by ArcelorMittal and ArcelorMittal USA LLC, the U.S. Patent and Trademark Office reissued the Patent as U.S. Reissue Patent RE44,153 (the “Reissued Patent”). Also on April 16, 2013, ArcelorMittal filed a second action against AK Steel in the United States District Court for the District of Delaware, Case No. 1:13-cv-00685 (the “Second Action”). The complaint filed in the Second Action alleges that AK Steel is infringing the claims of the Reissued Patent and seeks injunctive relief and unspecified compensatory damages. On April 23, 2013, AK Steel filed a motion to dismiss key elements of the complaint filed in the Second Action. That motion remains pending. Discovery has not yet commenced in the Second Action. No trial date has been set in either action. AK Steel intends to continue to contest this matter vigorously. At this time, the Company has not made a determination that a loss is probable and it does not have adequate information to reliably or accurately estimate its potential loss in the event that ArcelorMittal were to prevail in this dispute. Because the Company has been unable to determine that the potential loss in this case is probable or estimable, it has not recorded an accrual related to this matter. In the event that the Company's assumptions used to evaluate whether a loss in this matter is either probable or estimable prove to be incorrect or change in future periods, the Company may be required to record a liability for an adverse outcome.

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

NOTE 7 - Share-based Compensation

AK Holding’s Stock Incentive Plan permits the granting of nonqualified stock option, restricted stock, performance share and restricted stock unit awards to Directors, officers and other employees of the Company. The following table summarizes information about share-based compensation expense, which the Company has estimated will be $9.6 for 2013:

	Three Months Ended March 31,
Share-based Compensation Expense	2013	2012
Stock options	$0.9	$1.9
Restricted stock	1.7	3.5
Restricted stock units issued to Directors	0.2	0.2
Performance shares	1.1	1.5
Total share-based compensation expense	$3.9	$7.1

The Company granted stock options on 498,700 shares during the three months ended March 31, 2013, at a weighted-average fair value of $2.44 per share of stock option. There have been no options exercised in 2013.

The Company granted restricted stock awards of 502,581 shares during the three months ended March 31, 2013, at a weighted-average fair value of $4.53 per share. The total intrinsic value of restricted stock awards that vested (i.e., restrictions lapsed) during the three months ended March 31, 2013, was $1.8.

The Company granted performance share awards of 580,800 shares during the three months ended March 31, 2013, at a weighted-average fair value of $4.69 per share.

NOTE 8 - Comprehensive Income (Loss)

The details of accumulated other comprehensive income (loss), net of tax, are as follows:

	Three Months Ended March 31,
Component of accumulated other comprehensive income (loss)	2013	2012
Foreign currency translation
Balance at beginning of period	$3.5	$2.8
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(1.1)	0.8
Balance at end of period	$2.4	$3.6
Cash flow hedges
Balance at beginning of period	$31.7	$(10.9)
Other comprehensive income (loss):
Gains (losses) arising in period	(3.0)	(17.0)
Income tax provision (benefit)	—	(6.6)
Gains (losses) arising in period, net of tax	(3.0)	(10.4)
Reclassification of losses (gains) to net income (loss):
Hot roll carbon steel coil contracts (a)	(0.4)	—
Other commodity contracts (b)	(3.5)	7.8
Subtotal	(3.9)	7.8
Income tax provision (benefit) (c)	—	3.1
Net amount of reclassification of losses (gains) to net income (loss)	(3.9)	4.7
Total other comprehensive income (loss), net of tax	(6.9)	(5.7)
Balance at end of period	$24.8	$(16.6)
Unrealized holding gains (losses) on securities
Balance at beginning of period	$0.3	$(0.6)
Other comprehensive income (loss):
Unrealized holding gains (losses) arising in period	0.1	0.7
Income tax provision (benefit)	—	0.3
Unrealized holding gains (losses) arising in period, net of tax	0.1	0.4
Balance at end of period	$0.4	$(0.2)
Pension and OPEB plans
Balance at beginning of period	$(34.4)	$11.4
Other comprehensive income (loss):
Reclassification to net income (loss):
Prior service costs (credits) (d)	(19.1)	(18.2)
Actuarial (gains) losses (d)	7.3	6.1
Subtotal	(11.8)	(12.1)
Income tax provision (benefit) (c)	—	(4.5)
Net amount of reclassification to net income (loss)	(11.8)	(7.6)
Balance at end of period	$(46.2)	$3.8

(a)	Amounts are included in Net sales on the Condensed Consolidated Statements of Operations.

(b)	Amounts are included in Cost of products sold on the Condensed Consolidated Statements of Operations.

(c)	Amounts are included in Income tax provision (benefit) on the Condensed Consolidated Statements of Operations.

(d)	Amounts are included in Pension and OPEB expense (income) on the Condensed Consolidated Statements of Operations.

NOTE 9 - Earnings per Share

Earnings per share are calculated using the “two-class” method. Under the “two-class” method, undistributed earnings are allocated to both common shares and participating securities. The sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders is divided by the weighted-average number of common shares outstanding during the period. The restricted stock granted by AK Holding is entitled to non-forfeitable dividends, if declared, and meets the criteria of a participating security.

	Three Months Ended March 31,
	2013	2012
Net income (loss) attributable to AK Steel Holding Corporation	$(9.9)	$(11.8)
Less: distributed earnings to common stockholders and holders of certain stock compensation awards	—	5.5
Undistributed earnings (loss)	$(9.9)	$(17.3)

Common stockholders earnings—basic and diluted:
Distributed earnings to common stockholders	$—	$5.5
Undistributed earnings (loss) to common stockholders	(9.8)	(17.2)
Common stockholders earnings (loss)—basic and diluted	$(9.8)	$(11.7)

Common shares outstanding (weighted-average shares in millions):
Common shares outstanding for basic earnings per share	135.7	110.0
Effect of exchangeable debt	—	—
Effect of dilutive stock-based compensation	—	—
Common shares outstanding for diluted earnings per share	135.7	110.0

Basic and diluted earnings per share:
Distributed earnings	$—	$0.05
Undistributed earnings (loss)	(0.07)	(0.16)
Basic and diluted earnings (loss) per share	$(0.07)	$(0.11)

Potentially issuable common shares (in millions) excluded from earnings per share calculation due to anti-dilutive effect	2.4	1.9

NOTE 10 - Variable Interest Entities

SunCoke Middletown

SunCoke Middletown provides the Company annually with about 550,000 tons of metallurgical-grade coke and approximately 45 megawatts of electrical power under long-term supply agreements. Under those agreements, the Company will purchase all of the coke and electrical power generated from SunCoke Middletown’s plant through at least 2031. SunCoke Middletown is deemed to be a variable interest entity because the Company has committed to purchase all of the expected production from the facility and the Company has been determined to be the primary beneficiary. Thus, the financial results of SunCoke Middletown are required to be consolidated with the results of the Company with recognition of a noncontrolling interest, even though the Company has no ownership interest in SunCoke Middletown. Included in consolidated income (loss) before taxes was income before taxes related to SunCoke Middletown of $16.9 and $7.9 for the three months ended March 31, 2013 and 2012, respectively.

Magnetation LLC

AK Steel has a 49.9% equity interest in its Magnetation LLC joint venture (“Magnetation”) with Magnetation, Inc. (“the JV Partner”). Magnetation utilizes advanced magnetic separation technology to recover iron ore from existing stockpiles of previously-mined material. The Company has determined that Magnetation is a variable interest entity and that the JV Partner is the primary beneficiary. For purposes of determining the primary beneficiary of the variable interest entity, the Company concluded that the JV Partner has the power to direct the activities that most significantly affect Magnetation’s economic performance. These activities are primarily related to the operating contracts between Magnetation and the JV Partner, including acquisition of iron ore resources, management administrative services (including management supervision, accounting, human resources, tax and information technology services), sales and marketing activities, licensing of significant technology to Magnetation and construction services. Further, the JV Partner receives a majority of the expected returns and would absorb a majority of the expected losses of Magnetation. Thus, because AK Steel is not the primary beneficiary of Magnetation, the Company accounts for its investment under the equity method of accounting. Included in other income (expense) was the Company’s share of income (loss) related to Magnetation of $2.3 and $(0.4) for the three months ended March 31, 2013 and 2012, respectively.

AK Steel’s investment of capital in Magnetation is structured to occur in two phases. For Phase I, AK Steel contributed a total of $147.5 for its interest in the joint venture and this phase was completed in late 2012. Phase II will involve the construction and operation of additional concentrate capacity and an iron ore pelletizing plant. For Phase II, AK Steel will contribute a total of $150.0 following Magnetation’s satisfaction of certain conditions, primarily obtaining necessary permits. Key environmental permits were obtained in April 2013 and the remaining Phase II contributions are anticipated to occur over time, primarily between late 2013 and early 2015. AK Steel has no legal or contractual obligation to provide further financing to Magnetation beyond the amounts mentioned above and therefore the total contributions of $297.5 represent AK Steel’s maximum exposure to loss associated with Magnetation. Through an offtake agreement, AK Steel will have the right to purchase all of the pellets produced by the pelletizing plant.

Vicksmetal/Armco Associates

The Company owns a 50% interest in Vicksmetal/Armco Associates (“VAA”), a joint venture with Vicksmetal Company, which is owned by Sumitomo Corporation. VAA slits electrical steel primarily for AK Steel, though also for third parties. AK Steel has determined that VAA meets the definition of a variable interest entity and the financial results of VAA are consolidated with the results of the Company, as the primary beneficiary.

NOTE 11 - Fair Value Measurements

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

•
Level 2 inputs are inputs, other than quoted prices, that are directly or indirectly observable for the asset or liability. Level 2 inputs include model-generated values that rely on inputs either directly observed or readily-derived from available market data sources, such as Bloomberg or other news and data vendors. They include quoted prices for similar assets or liabilities in active markets, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves observable at commonly quoted intervals or current market) and contractual prices for the underlying financial instrument, as well as other relevant economic factors. Fair values of the Company’s derivative commodity contracts and foreign currency forward contracts are generated using forward prices that are derived from observable futures prices relating to the respective commodity or currency from sources such as the New York Mercantile Exchange (NYMEX) or the London Metal Exchange (LME). In cases where the derivative is an option contract (including caps, floors and collars), the Company’s valuations reflect adjustments made to valuations generated by the derivative’s counterparty. After validating that the counterparty’s assumptions relating to implied volatilities are in line with an independent source for these implied volatilities, the Company discounts these model-generated future values with discount factors designed to reflect the credit quality of the party obligated to pay under the derivative contract. While differing discount rates are applied to different contracts as a function of differing maturities and different counterparties, as of March 31, 2013, a spread over benchmark interest rates of 0.4% or less was used for derivative contracts valued as liabilities. The Company has estimated the fair value of long-term debt based upon quoted market prices for the same or similar issues or on the current interest rates available to the Company for debt of similar terms and maturities.

•
Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. This level of categorization is not applicable to the Company’s valuations on a normal recurring basis other than for an immaterial portion of its pension assets.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	March 31, 2013			December 31, 2012
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets measured at fair value
Cash and cash equivalents	$191.8	$—	$191.8	$227.0	$—	$227.0
Other non-current assets—
Available for sale investments—marketable securities	26.4	—	26.4	26.3	—	26.3
Other current assets:
Foreign exchange contracts	—	0.3	0.3	—	—	—
Commodity hedge contracts	—	16.3	16.3	—	25.5	25.5
Assets measured at fair value	$218.2	$16.6	$234.8	$253.3	$25.5	$278.8

Liabilities measured at fair value
Accrued liabilities:
Foreign exchange contracts	$—	$—	$—	$—	$(0.2)	$(0.2)
Commodity hedge contracts	—	(0.1)	(0.1)	—	(1.3)	(1.3)
Liabilities measured at fair value	$—	$(0.1)	$(0.1)	$—	$(1.5)	$(1.5)

Liabilities measured at other than fair value
Long-term debt, including current portions:
Fair value	$—	$(1,387.5)	$(1,387.5)	$—	$(1,379.3)	$(1,379.3)
Carrying amount	—	(1,412.6)	(1,412.6)	—	(1,411.9)	(1,411.9)

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

The Company is exposed to fluctuations in market prices of raw materials and energy sources and, to a lesser extent, to the effect of market prices on sale of certain commodity steel (hot roll carbon steel coils). The Company may use cash-settled commodity price swaps and options (including collars) to hedge the market risk associated with the purchase of certain of its raw materials and energy requirements and the sale of hot roll carbon steel coils. These derivatives are routinely used with respect to a portion of the Company’s natural gas and nickel requirements and are sometimes used with respect to its iron ore, aluminum, zinc and electricity requirements. The Company’s hedging strategy is designed to mitigate the effect on earnings from the price volatility of these various commodity exposures. Independent of any hedging activities, price changes in any of these commodity markets could negatively affect operating costs or selling prices.

All commodity derivatives are marked to market and recognized as an asset or liability at fair value. The effective gains and losses for commodity derivatives designated as cash flow hedges of forecasted purchases of raw materials and energy sources are recorded in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets and reclassified into cost of products sold in the same period as the earnings recognition of the associated underlying transaction. The effective gains and losses for hot roll carbon steel coils derivatives designated as cash flow hedges of forecasted sales are recorded in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets and reclassified into net sales in the same period as the earnings recognition of the associated underlying transaction. Gains and losses on these designated derivatives arising from either hedge ineffectiveness or related to components excluded from the assessment of effectiveness are recognized in current earnings under cost of products sold or net sales, as appropriate. All gains or losses from derivatives for which hedge accounting treatment has not been elected are also reported in earnings on a current basis in cost of products sold.

The Company had the following outstanding commodity price swaps and options and forward foreign exchange contracts:

Commodity	March 31, 2013	December 31, 2012
Nickel (in lbs)	243,100	420,100
Natural gas (in MMBTUs)	9,750,000	9,000,000
Iron ore (in metric tons)	855,000	1,140,000
Hot roll carbon steel coils (in short tons)	—	30,000
Foreign exchange contracts (in euros)	€9,200,000	€15,950,000

The following table presents the fair value of derivative instruments in the Condensed Consolidated Balance Sheets:

Asset (liability)	March 31, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Other current assets—commodity contracts	$16.3	$25.5
Accrued liabilities—commodity contracts	—	(1.2)

Derivatives not designated as hedging instruments:
Other current assets—foreign exchange contracts	0.3	—
Accrued liabilities:
Foreign exchange contracts	—	(0.2)
Commodity contracts	(0.1)	(0.1)

The following table presents gains (losses) on derivative instruments included in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
Gain (loss)	2013	2012
Derivatives in cash flow hedging relationships—
Commodity contracts:
Reclassified from accumulated other comprehensive income (loss) into net sales (effective portion)	$0.4	$—
Reclassified from accumulated other comprehensive income (loss) into cost of products sold (effective portion)	3.5	(7.8)
Recognized in cost of products sold (ineffective portion and amount excluded from effectiveness testing)	5.8	2.9

Derivatives not designated as hedging instruments:
Foreign exchange contracts—recognized in other income (expense)	0.6	(1.2)
Commodity contracts:
Recognized in net sales	0.5	—
Recognized in cost of products sold	—	(0.4)

The following table lists the amount of gains (losses) expected to be reclassified into cost of products sold within the next twelve months for the Company’s existing commodity contracts that qualify for hedge accounting:

Commodity Hedge	Settlement Dates	Gains (losses)
Natural gas	April 2013 to December 2013	$2.3
Iron ore	April 2013 to December 2013	14.9

NOTE 13 - Supplemental Cash Flow Information

The following table presents the net cash paid (received) during the period for interest, net of capitalized interest, and income taxes:

	Three Months Ended March 31,
	2013	2012
Net cash paid (received) during the period for:
Interest, net of capitalized interest	$1.6	$3.2
Income taxes	0.3	0.2

Included in net cash flows from operations was cash provided by SunCoke Middletown of $23.7 and $19.2 for the three months ended March 31, 2013 and 2012, respectively. Consolidated cash and cash equivalents at March 31, 2013, includes $13.6 of cash and cash equivalents of SunCoke Middletown. There are no compensating balance arrangements or legal restrictions on the cash and cash equivalents of SunCoke Middletown, however, it is not available for the Company’s use.

The Company had non-cash capital investments during the three months ended March 31, 2013 and 2012, that had not been paid as of the end of the respective period. These amounts are included in accounts payable and accrued liabilities and have been excluded from the Condensed Consolidated Statements of Cash Flows. The Company also granted restricted stock to certain employees and restricted stock units to directors under the Stock Incentive Plan. The amounts of non-cash investing and financing activities were as follows:

	Three Months Ended March 31,
	2013	2012
Capital investments	$6.9	$4.3
Issuance of restricted stock and restricted stock units	2.3	4.5

NOTE 14 - Union Contracts

In March 2013, members of the United Auto Workers, Local 3462, ratified a new labor agreement covering approximately 330 employees at the Company’s Coshocton Works. The new agreement expires March 31, 2016.

NOTE 15 - Supplemental Guarantor Information

AK Steel’s 8.75% Senior Secured Notes due December 2018, 7.625% Senior Notes due May 2020, 8.375% Senior Notes due April 2022 and 5.00% Exchangeable Senior Notes due November 2019 (collectively, the “Senior Notes”) are governed by indentures entered into by AK Holding and its 100% owned subsidiary, AK Steel. Under the terms of the indentures, AK Holding fully and unconditionally, jointly and severally, guarantees the payment of interest, principal and premium, if any, on each of the notes comprising the Senior Notes. AK Holding is the sole guarantor of the Senior Notes.

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

Condensed Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended March 31, 2013

	AK Holding	AK Steel	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$1,283.7	$216.8	$(130.7)	$1,369.8
Cost of products sold (exclusive of items shown separately below)	—	1,200.2	173.8	(121.7)	1,252.3
Selling and administrative expenses (exclusive of items shown separately below)	1.5	50.6	9.7	(10.2)	51.6
Depreciation	—	43.7	4.9	—	48.6
Pension and OPEB expense (income)	—	(15.9)	—	—	(15.9)
Total operating costs	1.5	1,278.6	188.4	(131.9)	1,336.6
Operating profit (loss)	(1.5)	5.1	28.4	1.2	33.2
Interest expense	—	30.7	0.3	—	31.0
Other income (expense)	—	(2.1)	3.9	—	1.8
Income (loss) before income taxes	(1.5)	(27.7)	32.0	1.2	4.0
Income tax provision (benefit)	—	(9.7)	6.4	0.5	(2.8)
Equity in net income (loss) of subsidiaries	(8.4)	9.6	—	(1.2)	—
Net income (loss)	(9.9)	(8.4)	25.6	(0.5)	6.8
Less: Net income attributable to noncontrolling interests	—	—	16.7	—	16.7
Net income (loss) attributable to AK Steel Holding Corporation	(9.9)	(8.4)	8.9	(0.5)	(9.9)
Other comprehensive income (loss)	(19.7)	(19.7)	(1.1)	20.8	(19.7)
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$(29.6)	$(28.1)	$7.8	$20.3	$(29.6)

Condensed Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended March 31, 2012

	AK Holding	AK Steel	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$1,433.2	$237.0	$(161.5)	$1,508.7
Cost of products sold (exclusive of items shown separately below)	—	1,363.5	196.4	(150.9)	1,409.0
Selling and administrative expenses (exclusive of items shown separately below)	1.4	57.3	8.3	(11.2)	55.8
Depreciation	—	43.6	4.7	—	48.3
Pension and OPEB expense (income)	—	(8.5)	—	—	(8.5)
Total operating costs	1.4	1,455.9	209.4	(162.1)	1,504.6
Operating profit (loss)	(1.4)	(22.7)	27.6	0.6	4.1
Interest expense	—	16.0	0.2	—	16.2
Other income (expense)	—	(2.6)	3.5	—	0.9
Income (loss) before income taxes	(1.4)	(41.3)	30.9	0.6	(11.2)
Income tax provision (benefit)	(0.6)	(20.6)	16.7	0.2	(4.3)
Equity in net income (loss) of subsidiaries	(11.0)	9.7	—	1.3	—
Net income (loss)	(11.8)	(11.0)	14.2	1.7	(6.9)
Less: Net income attributable to noncontrolling interests	—	—	4.9	—	4.9
Net income (loss) attributable to AK Steel Holding Corporation	(11.8)	(11.0)	9.3	1.7	(11.8)
Other comprehensive income (loss)	(12.1)	(12.1)	0.8	11.3	(12.1)
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$(23.9)	$(23.1)	$10.1	$13.0	$(23.9)

Condensed Consolidated Balance Sheets
March 31, 2013

	AK Holding	AK Steel	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$152.4	$39.4	$—	$191.8
Accounts receivable, net	—	500.5	68.8	(52.9)	516.4
Inventory, net	—	588.9	83.2	(8.1)	664.0
Deferred tax assets, current	—	77.2	0.2	—	77.4
Other current assets	0.2	40.6	2.2	—	43.0
Total current assets	0.2	1,359.6	193.8	(61.0)	1,492.6
Property, plant and equipment	—	5,360.7	591.7	—	5,952.4
Accumulated depreciation	—	(3,885.6)	(94.5)	—	(3,980.1)
Property, plant and equipment, net	—	1,475.1	497.2	—	1,972.3
Other non-current assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	55.6
Investment in Magnetation LLC	—	—	145.0	—	145.0
Investment in affiliates	(2,739.2)	1,352.4	—	1,386.8	—
Inter-company accounts	2,207.4	(3,136.6)	873.9	55.3	—
Goodwill	—	—	37.1	—	37.1
Deferred tax assets, non-current	—	88.0	0.4	—	88.4
Other non-current assets	—	76.9	38.2	—	115.1
TOTAL ASSETS	$(531.6)	$1,215.4	$1,841.2	$1,381.1	$3,906.1
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$548.2	$44.9	$(0.7)	$592.4
Accrued liabilities	—	174.0	11.7	—	185.7
Current portion of long-term debt	—	0.7	—	—	0.7
Current portion of pension and other postretirement benefit obligations	—	109.3	0.5	—	109.8
Total current liabilities	—	832.2	57.1	(0.7)	888.6
Non-current liabilities:
Long-term debt	—	1,411.9	—	—	1,411.9
Pension and other postretirement benefit obligations	—	1,603.4	4.3	—	1,607.7
Other non-current liabilities	—	107.1	0.5	—	107.6
TOTAL LIABILITIES	—	3,954.6	61.9	(0.7)	4,015.8
Total stockholders’ equity (deficit)	(531.6)	(2,739.2)	1,357.4	1,381.8	(531.6)
Noncontrolling interests	—	—	421.9	—	421.9
TOTAL EQUITY (DEFICIT)	(531.6)	(2,739.2)	1,779.3	1,381.8	(109.7)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$(531.6)	$1,215.4	$1,841.2	$1,381.1	$3,906.1

Condensed Consolidated Balance Sheets
December 31, 2012

	AK Holding	AK Steel	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$203.6	$23.4	$—	$227.0
Accounts receivable, net	—	484.4	54.3	(64.8)	473.9
Inventory, net	—	504.2	114.4	(9.4)	609.2
Deferred tax assets, current	—	73.0	0.2	—	73.2
Other current assets	0.2	57.6	1.6	—	59.4
Total current assets	0.2	1,322.8	193.9	(74.2)	1,442.7
Property, plant and equipment	—	5,355.1	588.8	—	5,943.9
Accumulated depreciation	—	(3,841.9)	(89.7)	—	(3,931.6)
Property, plant and equipment, net	—	1,513.2	499.1	—	2,012.3
Other non-current assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	55.6
Investment in Magnetation LLC	—	—	150.0	—	150.0
Investment in affiliates	(2,660.7)	1,337.4	—	1,323.3	—
Inter-company accounts	2,155.2	(3,066.5)	843.8	67.5	—
Goodwill	—	—	37.1	—	37.1
Deferred tax assets, non-current	—	87.9	0.3	—	88.2
Other non-current assets	—	79.8	37.4	—	117.2
TOTAL ASSETS	$(505.3)	$1,274.6	$1,817.2	$1,316.6	$3,903.1
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$494.8	$44.4	$(0.9)	$538.3
Accrued liabilities	—	155.0	9.8	—	164.8
Current portion of long-term debt	—	0.7	—	—	0.7
Current portion of pension and other postretirement benefit obligations	—	108.1	0.5	—	108.6
Total current liabilities	—	758.6	54.7	(0.9)	812.4
Non-current liabilities:
Long-term debt	—	1,411.2	—	—	1,411.2
Pension and other postretirement benefit obligations	—	1,657.2	4.5	—	1,661.7
Other non-current liabilities	—	108.3	0.5	—	108.8
TOTAL LIABILITIES	—	3,935.3	59.7	(0.9)	3,994.1
Total stockholders’ equity (deficit)	(505.3)	(2,660.7)	1,343.2	1,317.5	(505.3)
Noncontrolling interests	—	—	414.3	—	414.3
TOTAL EQUITY (DEFICIT)	(505.3)	(2,660.7)	1,757.5	1,317.5	(91.0)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$(505.3)	$1,274.6	$1,817.2	$1,316.6	$3,903.1

Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2013

	AK Holding	AK Steel	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net cash flows from operating activities	$(1.3)	$(29.7)	$36.3	$(12.3)	$(7.0)
Cash flows from investing activities:
Capital investments	—	(13.6)	(2.9)	—	(16.5)
Other investing items, net	—	1.6	(0.8)	—	0.8
Net cash flows from investing activities	—	(12.0)	(3.7)	—	(15.7)
Cash flows from financing activities:
Redemption of long-term debt	—	(0.2)	—	—	(0.2)
Debt issuance costs	—	(1.5)	—	—	(1.5)
Purchase of treasury stock	(0.6)	—	—	—	(0.6)
Inter-company activity	1.9	(6.0)	(8.2)	12.3	—
SunCoke Middletown distributions to noncontrolling interest owners	—	—	(9.1)	—	(9.1)
Other financing items, net	—	(1.8)	0.7	—	(1.1)
Net cash flows from financing activities	1.3	(9.5)	(16.6)	12.3	(12.5)
Net increase (decrease) in cash and cash equivalents	—	(51.2)	16.0	—	(35.2)
Cash and equivalents, beginning of period	—	203.6	23.4	—	227.0
Cash and equivalents, end of period	$—	$152.4	$39.4	$—	$191.8

Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2012

	AK Holding	AK Steel	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net cash flows from operating activities	$(0.6)	$(174.7)	$23.3	$2.0	$(150.0)
Cash flows from investing activities:
Capital investments	—	(9.7)	(20.0)	—	(29.7)
Other investing items, net	—	—	(0.2)	—	(0.2)
Net cash flows from investing activities	—	(9.7)	(20.2)	—	(29.9)
Cash flows from financing activities:
Net borrowings (repayments) under credit facility	—	(105.0)	—	—	(105.0)
Proceeds from issuance of long-term debt	—	373.3	—	—	373.3
Redemption of long-term debt	—	(73.5)	—	—	(73.5)
Debt issuance costs	—	(8.2)	—	—	(8.2)
Purchase of treasury stock	(1.7)	—	—	—	(1.7)
Common stock dividends paid	(5.5)	—	—	—	(5.5)
Inter-company activity	7.8	—	(5.8)	(2.0)	—
Other financing items, net	—	—	0.8	—	0.8
Net cash flows from financing activities	0.6	186.6	(5.0)	(2.0)	180.2
Net increase (decrease) in cash and cash equivalents	—	2.2	(1.9)	—	0.3
Cash and equivalents, beginning of period	—	19.9	22.1	—	42.0
Cash and equivalents, end of period	$—	$22.1	$20.2	$—	$42.3

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

Overview

The challenging domestic and global economic conditions that the Company, and much of the steel industry, faced in 2012 continued in the first quarter of 2013. These conditions included a slower-than-expected economic recovery in the United States and in other parts of the world, continued weakness and uncertainty with regard to the economies of Western Europe and China, and continued strong competition in the United States from imports and from domestic producers with new or expanded facilities or under-utilized existing facilities. In addition, a seasonal increase in domestic demand for certain products, which in recent years has occurred during the first quarter, did not materialize in the first quarter of 2013. The aggregate effect of these conditions resulted in a significant oversupply of steel relative to demand, which had the effect of suppressing pricing for most of the Company’s steel products. In addition, declines in carbon scrap pricing have benefited input costs for mini-mill steel producers more than for integrated producers such as AK Steel. The Company also continued to experience a decline in electrical steel pricing during the quarter, particularly with regard to international sales as a result of the weak global economic conditions.

As a result, in the first quarter of 2013, the Company reported a net loss of $9.9, or $0.07 per diluted share of common stock. Compared to the first quarter of 2012, revenue declined by approximately 9%. This was principally attributable to a decline in average selling prices compared to the first quarter of 2012, combined with a decline in shipments. The Company’s average selling price for the first quarter of 2013 was $1,062 per ton, a decrease of approximately 7% from the Company’s average selling price of $1,138 per ton for the first quarter of 2012, principally due to lower spot market prices for carbon steel products, reduced raw material surcharges and lower selling prices for electrical steel products. However, the Company benefited from lower raw material costs, primarily for carbon scrap and iron ore. The lower raw material costs also included the benefit of energy credits received during the first quarter of 2013 through the Company’s contractual supplier arrangements with SunCoke Energy, Inc. pertaining to its Haverhill, Ohio, cokemaking facility. These first quarter improvements were partially offset by higher-than-planned operating costs associated with the Middletown Works blast furnace during the first quarter of 2013 and a lower LIFO credit. The Company recorded a LIFO credit of $6.0 for the first quarter of 2013, compared to a LIFO credit of $12.4 for the first quarter of 2012.

The Company has also continued to make progress with respect to its strategic vertical integration investments in iron ore and coal. In April 2013, Magnetation received the key environmental permit required for the construction and operation of its pellet plant in Reynolds, Indiana. That same month, Magnetation obtained its material environmental permits to construct and operate additional iron ore concentrate capacity in northern Minnesota to support the pellet plant’s operations. With the significant recent accomplishments at Magnetation, the Company continues to anticipate that its iron ore pellet plant could commence production as early as late 2014. AK Coal also made significant strides during the quarter. AK Coal continues to work closely and collaboratively with the Pennsylvania Department of Environmental Protection and anticipates that its permit to mine will be approved in or shortly after the second quarter of 2013. In order to position itself to commence mining operations as soon as possible following its receipt of the permit to mine, AK Coal has undertaken significant site preparation for its initial underground mine in Somerset County, Pennsylvania. Subject to the timing of its permit issuance, AK Coal could commence mining operations as soon as the late second quarter or early third quarter of 2013.

Steel Shipments

Total shipments were 1,289,800 tons and 1,325,900 tons for the three months ended March 31, 2013 and 2012, respectively. The decline in total shipments in the first quarter of 2013 compared to the prior year was attributable principally to unfavorable carbon spot market and stainless/electrical steel shipments, partially offset by increased automotive shipments. For the three months ended March 31, 2013, value-added products comprised 84.5% of total shipments, comparable to the proportion of such products to total shipments in the three months ended March 31, 2012. The Company continued to focus on maximizing profitability through product mix adjustments based on current and projected market demands—both domestically and internationally. The following table presents net shipments by product line:

	Three Months Ended March 31,
	2013		2012
Value-added Shipments	(tons in thousands)
Stainless/electrical	204.4	15.8%	214.9	16.2%
Coated	577.1	44.8%	583.2	44.0%
Cold-rolled	277.4	21.5%	286.0	21.6%
Tubular	31.5	2.4%	36.3	2.7%
Subtotal value-added shipments	1,090.4	84.5%	1,120.4	84.5%
Non Value-added Shipments
Hot-rolled	172.3	13.4%	170.5	12.9%
Secondary	27.1	2.1%	35.0	2.6%
Subtotal non value-added shipments	199.4	15.5%	205.5	15.5%
Total shipments	1,289.8	100.0%	1,325.9	100.0%

Sales

For the three months ended March 31, 2013, net sales were $1,369.8, a 9% decrease from net sales of $1,508.7 for the three months ended March 31, 2012. The Company’s average selling price for the first quarter of 2013 was $1,062 per ton, a decrease of approximately 7% from the Company’s average selling price of $1,138 per ton for the first quarter of 2012. The lower average selling price for the first quarter 2013 compared to the first quarter 2012 was driven principally by lower selling prices for spot market carbon sales, lower selling prices for sales of electrical steel, particularly to the international market, and reduced raw material surcharges as a result of lower raw material costs. Net sales to customers outside the United States for the three months ended March 31, 2013 totaled $186.6, compared to $225.2 for the three months ended March 31, 2012. This decline was primarily the result of continued weak economic conditions in Europe.

Cost of Products Sold

For the three months ended March 31, 2013, the Company experienced lower steelmaking costs, primarily as a result of lower costs for iron ore, carbon scrap, coal and coke, partially offset by higher operating costs associated with the Middletown Works blast furnace during the quarter, compared to the same period in 2012. The increased operating costs for the Middletown Works blast furnace related principally to a temporary increase in the rate of fuel consumption caused by a wear condition within the furnace. That condition was addressed during an outage that occurred early in the second quarter. In addition, the Company recorded a benefit of $11.8 in the three months ended March 31, 2013, from the receipt of energy credits through the Company’s contractual supplier arrangements with SunCoke pertaining to its Haverhill, Ohio, cokemaking facility. A LIFO credit of $6.0 was recorded for the three months ended March 31, 2013, compared to a LIFO credit of $12.4 for the three months ended March 31, 2012.

Selling and Administrative Expenses

Selling and administrative expenses for the three months ended March 31, 2013 were $51.6, compared to $55.8 for the three months ended March 31, 2012. The decrease was primarily the result of lower stock compensation costs for the three months ended March 31, 2013.

Depreciation

Depreciation expense for the three months ended March 31, 2013 was $48.6, compared to $48.3 for the corresponding period in 2012.

Pension and Other Postretirement Employee Benefit (“OPEB”) Expense (Income)

The Company recorded pension and OPEB income of $15.9 and $8.5 for the three months ended March 31, 2013 and 2012, respectively. The increase in income for the three months ended March 31, 2013 compared to the prior year was largely a result of a decrease in the interest rate on the Company’s pension and OPEB obligations resulting in a lower interest cost on this liability.

Operating Profit

The Company reported an operating profit of $33.2 in the three months ended March 31, 2013, compared to operating profit of $4.1 in the three months ended March 31, 2012. For the three months ended March 31, 2013, the Company experienced year-over-year decreases in its cost for iron ore, carbon scrap, coal and coke, partially offset by lower average selling prices and lower sales volumes. Included in operating profit was operating profit related to SunCoke Middletown of $16.9 and $7.9 for the three months ended March 31, 2013 and 2012, respectively.

Interest Expense

Interest expense for the three months ended March 31, 2013 was $31.0, compared to $16.2 for the same period in 2012. The increase over 2012 was primarily related to the late 2012 issuance of indebtedness with interest rates higher than the revolver borrowings outstanding during the first quarter of 2012.

Other Income (Expense)

Other income (expense) was $1.8 for the three months ended March 31, 2013, compared to other income (expense) of $0.9 for the three months ended March 31, 2012. Other income (expense) is primarily related to foreign exchange gains and losses and the Company’s share of income related to Magnetation. Included in other income (expense) was the Company’s share of income (loss) related to Magnetation of $2.3 and $(0.4) for the three months ended March 31, 2013 and 2012, respectively.

Income Taxes
Income taxes recorded for the three months ended March 31, 2013, have been estimated based on year-to-date income and projected results for the full year, as well as the expected related change in the valuation allowance. Included in income tax provision (benefit) are non-cash charges of $1.1 in the three months ended March 31, 2013, for changes in the valuation allowance on the Company’s deferred tax assets. In the first quarter of 2013, SunCoke completed an initial public offering of an affiliate, SunCoke Energy Partners, L.P., a master limited partnership. As a result of a change in the legal structure of the SunCoke entities that own SunCoke Middletown made in connection with the offering, income taxes are no longer allocated to net income attributable to SunCoke Middletown beginning in the first quarter of 2013. Thus, effective January 1, 2013 the Company’s income tax provision (benefit) no longer includes the effect of that allocation. However, for the three months ended March 31, 2012, the consolidated income tax provision (benefit) included $3.0 associated with SunCoke Middletown. Neither the former tax allocation nor the January 1, 2013 change eliminating that allocation had any effect on the net income (loss) attributable to AK Holding in any period.

Net Income (Loss)

As a result of the various factors and conditions described above, the Company reported a net loss attributable to AK Holding in the three months ended March 31, 2013, of $9.9, or $0.07 per diluted share, compared to a net loss of $11.8, or $0.11 per diluted share, in the three months ended March 31, 2012.

Adjusted EBITDA

Adjusted EBITDA (as defined below under Non-GAAP Financial Measures) was $66.8, or $52 per ton, and $48.9, or $37 per ton, for the first quarter of 2013 and 2012, respectively.

Non-GAAP Financial Measures

EBITDA is an acronym for earnings before interest, taxes, depreciation and amortization. It is a metric that is sometimes used to compare the results of different companies by removing the effects of different factors that might otherwise make comparisons inaccurate or inappropriate. For purposes of this report, the Company has made an adjustment to EBITDA in order to exclude the effect of noncontrolling interests. The adjusted results, although not financial measures under U.S. generally accepted accounting principles (“GAAP”) and not identically applied by other companies, facilitate the ability to analyze the Company’s financial results in relation to those of its competitors and to the Company’s prior financial performance by excluding items that otherwise would distort the comparison.  Adjusted EBITDA is not, however, intended as an alternative measure of operating results or cash flow from operations as determined in accordance with GAAP and is not necessarily comparable to similarly titled measures used by other companies.

Neither current shareholders nor potential investors in the Company’s securities should rely on adjusted EBITDA as a substitute for any GAAP financial measure and the Company encourages investors and potential investors to review the following reconciliation of net income (loss) attributable to AK Holding to adjusted EBITDA.

	Three Months Ended March 31,
	2013	2012
Net income (loss) attributable to AK Holding	$(9.9)	$(11.8)
Noncontrolling interests	16.7	4.9
Income tax provision (benefit)	(2.8)	(4.3)
Interest expense	31.0	16.2
Interest income	(0.7)	(0.1)
Depreciation	48.6	48.3
Amortization	4.1	6.9
EBITDA	87.0	60.1
Less: EBITDA of noncontrolling interests	20.2	11.2
Adjusted EBITDA	$66.8	$48.9

Outlook

All of the statements in this Outlook section are subject to, and qualified by, the information in the Forward-Looking Statements section.

Consistent with its current practice, AK Steel will provide detailed guidance for the Company’s second quarter results in June. The Company notes, however, that its second quarter results will include the effect of a planned seven-day maintenance outage at its Middletown blast furnace, which is the first major maintenance outage that has been required for that furnace since a major reline in 2009. Total maintenance outage costs, including the Middletown blast furnace, are expected to be about $21.0 in the second quarter, compared to $1.0 in the first quarter.

Liquidity and Capital Resources

At March 31, 2013, the Company had total liquidity of $1,052.6, consisting of $178.2 of cash and cash equivalents of the Company and $874.4 of availability under the Company’s $1.1 billion asset-backed revolving credit facility (“Credit Facility”). Availability under the Credit Facility fluctuates monthly based on the varying levels of eligible collateral. As of March 31, 2013, the Company’s eligible collateral, after application of applicable advance rates, was $952.6. The Credit Facility is secured by the Company’s inventory and accounts receivable. At March 31, 2013, availability was further reduced by $78.2 due to outstanding letters of credit. During the three-month period ended March 31, 2013, the Company did not have any borrowings under the Credit Facility. The Company anticipates utilizing the Credit Facility as it deems necessary to fund requirements for working capital, capital investments and other general corporate purposes. Consolidated cash and cash equivalents of $191.8 at March 31, 2013, includes $13.6 of cash and cash equivalents of SunCoke Middletown, which is not available for the Company’s use.

Cash used by operations totaled $7.0 for the three months ended March 31, 2013. This total included cash generated by SunCoke Middletown of $23.7, which can only be used by SunCoke Middletown for their operations or distributed to SunCoke. Primary uses of cash were $30.0 for pension contributions, $18.1 for OPEB payments and an increase in working capital of $6.3, partially offset by cash generated from normal business activities. The increase in working capital resulted primarily from an increase in accounts receivable and inventory quantities based on seasonal trends. An increase in accounts payable due to higher inventory levels partially offset this use of cash.

The Company believes that its current sources of liquidity will be adequate to meet its obligations for the foreseeable future. Future liquidity requirements for employee benefit plan contributions, scheduled debt maturities, debt redemptions and capital investments are expected to be funded by internally-generated cash and other financing sources. To the extent, if at all, that the Company would need to fund any of its working capital or planned capital investments other than through internally-generated cash, the Company has available its Credit Facility. The Company also could seek to access the capital markets if and when it perceives conditions are favorable. The Credit Facility expires in April 2016 and any amounts outstanding under it at that time would need to be repaid or refinanced.  Otherwise, the Company has no significant scheduled debt maturities until December 2018, when its 8.75% Senior Secured Notes due December 2018 (“Secured Notes”) are due. The Company’s forward-looking statements on liquidity are based on currently available information and expectations and, to the extent the information or expectations are inaccurate or conditions deteriorate, there could be a material adverse effect on the Company’s liquidity.

Pension- and Retiree Healthcare Benefit-related Matters

The Company expects to contribute $181.5 to the master pension trust during 2013.  Of this total, $30.0 was made in the first quarter of 2013 and $41.3 was made in April 2013, leaving $110.2 to be made during the second half of 2013.  The Company expects to make payments to Voluntary Employees Beneficiary Association (“VEBA”) trusts of $30.8 in 2013 pursuant to settlements of class actions filed on behalf of certain retirees from the Company’s Butler Works and Zanesville Works relating to the Company’s OPEB obligations to such retirees. Based on current actuarial valuations, the Company estimates that its required annual pension contributions will be approximately $210.0 in 2014 and $125.0 in 2015.

Investing and Financing Activities

During the three months ended March 31, 2013, net cash used by investing activities totaled $15.7, primarily for capital investments of $16.5.

For 2013, the Company anticipates making capital investments of approximately $60.0 in its steelmaking and finishing operations. AK Steel also expects to make capital investments during 2013 of approximately $20.0 in AK Coal and the development of its coal reserves. In addition, strategic investments in Magnetation may be required during 2013 based on Magnetation’s liquidity requirements, as discussed in the Strategic Investments—Magnetation section below. In the near-term, the Company expects to fund these investments from cash generated from operations or from borrowings under its Credit Facility.

During the three months ended March 31, 2013, cash used by financing activities totaled $12.5, consisting primarily of $9.1 of distributions from SunCoke Middletown to its noncontrolling interest owners.

Dividends

The Company’s Credit Facility contains certain restrictive covenants with respect to the Company’s payment of dividends. Under these covenants, dividends are permitted provided (i) availability under the Credit Facility exceeds $247.5 or (ii) availability exceeds $192.5 and the Company meets a fixed charge coverage ratio of one to one as of the most recently ended fiscal quarter. If the Company cannot meet either of these thresholds, dividends would be limited to $12.0 annually. At March 31, 2013, the availability under the Credit Facility significantly exceeded $247.5. Accordingly, although the Company has elected to suspend its dividend program, there currently are no covenants that would restrict the Company’s ability to declare and pay a dividend to its stockholders.

Restrictions under Debt Agreements

The Credit Facility and indentures governing the Company’s senior indebtedness and tax-exempt fixed-rate Industrial Revenue Bonds (collectively, the “Notes”) contain restrictions and covenants that may limit the Company’s operating flexibility.

The indentures governing the Notes, other than the 5.00% Exchangeable Senior Notes due November 2019 (the “Exchangeable Notes”), include customary restrictions on (a) the incurrence of additional debt by certain AK Steel subsidiaries, (b) the incurrence of liens by AK Steel and AK Holding’s other subsidiaries, (c) the amount of sale/leaseback transactions, and (d) the ability of AK Steel and AK Holding to merge or consolidate with other entities or to sell, lease or transfer all or substantially all of the assets of AK Steel and AK Holding to another entity. They also contain customary events of default. In addition, the indenture governing the Secured Notes includes covenants with customary restrictions on the use of proceeds from the sale of collateral. The indenture governing the Exchangeable Notes does not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company or its subsidiaries.

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

Strategic Investments

AK Coal

During the first quarter of 2013, AK Coal, a wholly-owned subsidiary of AK Steel that controls (through ownership or lease) significant reserves of low-volatile metallurgical coal, continued to make substantial progress in moving toward its goal of commencing active mining activities during the second quarter of 2013. In the first quarter AK Coal completed the public comment period for its permit to mine and continues to work closely and collaboratively with the Pennsylvania Department of Environmental Protection to obtain the permit’s issuance. Barring any unanticipated setbacks, AK Coal anticipates that its permit will be approved in or shortly after the second quarter of 2013. In order to position itself to commence mining operations as soon as possible following its receipt of the permit to mine, AK Coal has undertaken significant site preparation for its initial underground mine in Somerset County, Pennsylvania. In addition, the necessary underground mining and related equipment has been ordered and it is expected to be received in time to commence operations soon after receiving permit approval. Subject to the timing of the permit’s approval, AK Coal currently estimates that it could commence mining operations at its initial mine as soon as late second quarter or early third quarter of 2013. AK Coal also continues to develop and refine its mine development plan, which will provide its planned approach to mining coal in the area for years to come.

AK Steel continues to anticipate that it will invest approximately $96.0 in total to acquire and develop its mining operations and begin coal production. Of this total, the Company has expended approximately $47.0 through March 31, 2013. The Company expects to invest approximately $18.0 in the remainder of 2013. The timing of the remaining capital expenditures will be driven principally by the Company’s decisions as to how quickly to open up additional mines to increase coal production. Those decisions will be driven by a variety of factors, including the Company’s capital deployment decisions and the then-market prices at which the Company may purchase third-party coal.

Magnetation

Phase I of the joint venture involved the development and operation of Magnetation’s two existing iron ore concentrate plants, which together are able to produce a total of approximately 1.2 million short tons of iron ore concentrate annually. Magnetation loads iron ore concentrate onto railcars at its wholly-owned loadout facility, which enables it to ship its iron ore concentrate in a controlled and cost-effective manner. These concentrate operations effectively already provide AK Steel with a partial hedge to the global price of iron ore, as the Company will recognize its share of net income from the joint venture’s sale of its iron ore concentrate to third parties at pricing based on iron ore market prices. If the global price of iron ore increases, AK Steel will benefit from the higher Magnetation net income caused by that price increase thereby partially offsetting AK Steel’s own higher raw material costs resulting from the higher iron ore prices. Even absent future iron ore price increases, Magnetation’s ability to produce iron ore concentrate at a relatively low cost is expected to permit it to generate net income on sales. Indeed, AK Steel anticipates benefiting from Phase I even if current global iron ore prices continue to fall from current market prices, as Magnetation is expected to generate net income on the sale of such concentrate even at lower prices. The Company’s proportionate share of the net income is included in other income (expense) on the Condensed Consolidated Statements of Operations.

Phase II of the joint venture entails the construction and operation of additional concentrate capacity and an iron ore pelletizing plant. In recent months, Magnetation has made substantial progress toward Phase II. In April 2013, the Indiana Department of Environmental Protection issued to Magnetation the environmental permits required for Magnetation to construct and operate its iron ore pelletizing plant in Reynolds, Indiana. That same month, Magnetation received the key environmental permit necessary to construct and operate additional iron ore concentrate capacity in northern Minnesota to produce more feedstock for the pellet plant. These developments represent the commencement of Phase II of the joint venture.

Upon commencement of operation of these new facilities, Phase II of the joint venture will be completed. At that point, Magnetation is expected to have a pellet plant with an annual capacity of approximately 3.3 million short tons to be fed by Magnetation’s concentrate plants. The pellet plant is expected to consume the majority of the joint venture’s concentrate production, with the balance going to third party customers. When Phase II is completed, the Company expects that the iron ore pellet production from Magnetation eventually will satisfy about 50% of AK Steel’s current iron ore pellet requirements, at a net cost to AK Steel substantially below the current world market price. As a result of the above developments, AK Steel believes that the pellet plant could commence operations in late 2014 or early 2015. This estimate is subject to change, however, because the timing will be driven by a number of variables, such as achieving aggressive construction deadlines and timely deliveries of key equipment.

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

In April 2013 AK Steel and Magnetation, Inc. (“JV Partner”), the other equity owner in the joint venture, amended certain terms of the agreement governing the joint venture with respect to the timing of AK Steel’s Phase II capital contributions to Magnetation. The amendment reflects an agreement by the Company and the JV Partner that in light of the additional liquidity that would be provided to Magnetation in the event Magnetation completes a future significant debt offering, AK Steel’s Phase II capital contributions should not be needed in the same time frame as the parties contemplated at the time of the joint venture’s founding in late 2011. As a result of these agreed-upon changes, and based upon current projections, if Magnetation completes a future significant debt offering, the Company does not anticipate that it will need to contribute additional capital to Magnetation in 2013. It previously had estimated that it would make a capital contribution of $70.0 in 2013. The Company continues to expect to contribute its entire remaining $150.0 of Phase II capital contributions at or before the pellet plant's commencement of production. The amount and timing of AK Steel’s capital contributions to Magnetation in 2013 and beyond depend upon numerous factors, however, including the amount of proceeds of any Magnetation debt offering and the timing and magnitude of capital expenditures with respect to the construction and development of the pellet plant.

Automotive Market

The Company sells a significant portion of its flat-rolled carbon steel products and stainless steel products to automotive manufacturers and to distributors, service centers and converters who in some cases will resell the products to the automotive industry.

Because the automotive market is an important element of the Company’s business, North American light vehicle production affects the Company’s total sales and shipments. During the first quarter of 2013, improvements in the automotive market and the Company’s larger share of that market had a positive impact on the Company’s sales and shipments. In fact, in the first quarter the Company experienced its highest level of shipments to the automotive market since the economic recession that began in 2008.  Further increases in light vehicle production volumes are projected for the remainder of 2013 and AK Steel intends to continue its efforts to increase automotive market share.

Electrical Steel Market

The Company sells its electrical steel products, which are iron-silicon alloys with unique magnetic properties, primarily to manufacturers of power transmission and distribution transformers and electrical motors and generators in the infrastructure and manufacturing markets. The Company sells its electrical steel products both domestically and internationally.

As a result of the major global recession which started in late 2008, the Company has experienced a significant decrease in both its domestic and international sales of grain-oriented electrical steel (“GOES”) products. The domestic GOES market was negatively impacted by reduced maintenance and capital spending by utilities and the decline in the United States housing and construction markets, which principally drive the domestic need for new electrical transformers. Internationally, this reduction was caused principally by a decline in spending for new electric power transmission and distribution transformers in developing countries. To a lesser extent, the Company’s international electrical steel sales also were negatively impacted by the determination in a China trade case to impose duties on GOES imported from the United States. See the discussion of the GOES trade case in Note 6 to the condensed consolidated financial statements.

Although overall pricing for GOES continues to be well below pre-recession levels, GOES shipments in the NAFTA market have improved in the last couple of years as power generation and distribution activities picked up. However, weakness in the United States housing and construction markets over the last several years has hampered the Company’s efforts to return its domestic GOES shipments to the same volume it had prior to the global recession. The domestic housing and construction industry was significantly affected by the recession which began in 2008 and has struggled to make any noticeable improvement since then.  Housing starts in the United States in 2012 remained near historically low levels for the fourth consecutive year, though they showed improvement during 2012 and have continued to improve in 2013.  To the extent that domestic housing starts remain at a low level, it is likely that the Company’s electrical steel sales and shipments will continue to be negatively affected.

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

On February 1, 2012, the United States Department of Energy (“DOE”) proposed revised energy efficiency standards for certain types of electrical distribution transformers, which potentially could affect the use of GOES in certain types of distribution transformers. On April 9, 2013, the DOE issued the final rule and the new standards are scheduled to become effective in January 2016. Many of the manufacturers of the transformers subject to the proposed new standards are customers of the Company. The new efficiency standards are not expected to have a major impact on the competitiveness of GOES for use in the distribution transformers covered by the new standards. Moreover, with respect to some types of distribution transformers, the proposed new standards have the potential for increasing the market for GOES. Certain interested parties, however, advocated in their public comments that the efficiency standards should be raised from the levels established by the standards currently proposed by the DOE. It is possible that those parties may file litigation to challenge the new standards before they become effective. Thus, there is a risk that, as a result of such a legal challenge, the DOE, could be ordered to change the newly approved efficiency standards in a way that could reduce the competitiveness of GOES for use in certain electrical distribution transformers. If that were to occur, it would result in a decrease in the available market for the Company’s GOES products. The effective date of any such change, if it were to occur, is unlikely to be before at least 2016 and the Company will vigorously oppose any change that would negatively impact the available market for its GOES products. The Company also will work diligently in the interim to engage in research and development to enhance the available market for its GOES products under the new efficiency standards.

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

The Company cautions readers that such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management.  See Item 1A, Risk Factors in Part II of this report and Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2012 for more information on certain of these risks and uncertainties.

Any forward-looking statement made by the Company in this document speaks only as of the date on which it is made. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company’s primary areas of market risk include changes in (a) interest rates, (b) the prices of raw materials and energy sources, and (c) foreign currency exchange rates. The Company manages interest rate risk by issuing variable- and fixed-rate debt, and had total long-term indebtedness (excluding unamortized debt discount) of $1,450.6 and $1,450.9 outstanding at March 31, 2013 and December 31, 2012, respectively. The amount outstanding at March 31, 2013, consisted of $1,424.6 of fixed-rate debt and $26.0 of variable-rate Industrial Revenue Bonds. An increase in prevailing interest rates would increase interest expense and interest paid for the variable-rate debt, including any outstanding borrowings under the Credit Facility. For example, a 1% increase in interest rates would result in an increase in annual interest expense of approximately $0.3 on the Company’s outstanding debt at March 31, 2013.

With regard to raw materials and energy sources, the cost of iron ore, in particular, and the cost of scrap have been volatile over the course of the last several years. In addition, natural gas prices have been highly volatile at times. To address such cost volatility, where competitively possible, the Company attempts to increase the price of steel it sells to the spot market and to negotiate a variable-pricing mechanism with its contract customers that allows the Company to adjust selling prices in response to changes in the cost of certain raw materials and energy. In addition, in the case of stainless steel, increased costs for nickel, chrome and molybdenum can usually be recovered through established price surcharges. Therefore, fluctuations in the price of energy (particularly natural gas and electricity), raw materials (such as scrap, purchased slabs, coal, iron ore, zinc and nickel) or other commodities will be, in part, passed on to the Company’s customers rather than absorbed solely by the Company.

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

The Company uses cash-settled commodity price swaps and options (including collars) to hedge the market risk associated with the purchase of certain of its raw materials and energy requirements. Such hedges routinely are used with respect to a portion of the Company’s natural gas and nickel requirements and are sometimes used with respect to its aluminum, zinc, electricity and iron ore requirements. The Company’s hedging strategy is designed to protect against excessive pricing volatility. However, abnormal price increases in any of these commodity markets might still negatively affect operating costs, as the Company does not typically hedge 100% of its exposure.

For derivatives designated in cash flow hedging relationships, the effective portion of the gains and losses from the use of these instruments for natural gas, electricity, iron ore, zinc and hot roll carbon steel coils are recorded in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets and recognized into net sales or cost of products sold in the same period as the earnings recognition of the associated underlying transaction. At March 31, 2013, accumulated other comprehensive income (loss) included $24.8 in unrealized after-tax gains for these derivative instruments. All other commodity price swaps and options are marked to market and recognized into cost of products sold with the offset recognized as other current assets or other accrued liabilities. At March 31, 2013, other current assets of $16.3 and accrued liabilities of $0.1 were included on the Consolidated Balance Sheets for the fair value of commodity derivatives. At December 31, 2012, other current assets of $25.5 and accrued liabilities of $1.3 were included on the Consolidated Balance Sheets for the fair value of commodity derivatives.

The following table presents the negative effect on pre-tax income of a hypothetical change in the fair value of derivative instruments outstanding at March 31, 2013, due to an assumed 10% and 25% decrease in the market price of each of the indicated commodities.

	Negative Effect on Pre-tax Income
Commodity Derivative	10% Decrease	25% Decrease
Natural Gas	$0.7	$2.0
Nickel	0.2	0.5
Iron Ore	10.8	27.0

Because these instruments are structured and used as hedges, these hypothetical losses would be offset by the benefit of lower prices paid for the physical commodity used in the normal production cycle. The Company does not enter into swap or option contracts for trading purposes.

The Company also is subject to risks of exchange rate fluctuations on a portion of intercompany receivables that are denominated in foreign currencies. The Company uses forward currency contracts to manage exposures to certain of these currency price fluctuations. At March 31, 2013 and December 31, 2012, the Company had outstanding forward currency contracts with a total contract value of $11.8 and $21.0, respectively, for the sale of euros. At March 31, 2013, other current assets of $0.3 were included on the Consolidated Balance Sheets for the fair value of these contracts. At December 31, 2012, accrued liabilities of $0.2 were included on the Consolidated Balance Sheets for the fair value of these contracts. Based on the contracts outstanding at March 31, 2013, a 10% change in the dollar to euro exchange rate would result in an approximate $1.2 pretax effect on the value of these contracts on a mark-to-market basis, which would offset the effect of a change in the exchange rate on the underlying receivable.

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

Item 1A. Risk Factors.

The Company cautions readers that its business activities involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management. The Company described the principal risk factors that could impact its results in its Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities in the quarter ended March 31, 2013.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
January 2013	135,406	$4.60	—
February 2013	—	—	—
March 2013	955	3.58	—
Total	136,361	4.59	—	$125.6

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

Item 4. Mine Safety Disclosures.

The operation of the Company’s Coal Innovations, LLC (“Coal Innovations”) coal washing plant is subject to regulation by the Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977, as amended (“Mine Act”). MSHA inspects mining and processing operations, such as Coal Innovation’s washing plant, on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. Exhibit 95.1 to this Quarterly Report sets forth citations and orders from MSHA and other regulatory matters required to be disclosed by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act or otherwise under this Item 4.

Item 5. Other Information.

On April 30, 2013, AK Steel and the JV Partner entered into Amendment No. 1 to Amended and Restated Operating Agreement of Magnetation LLC, primarily to amend certain terms of the agreement with respect to the timing of AK Steel’s Phase II capital contributions to Magnetation. The amendment reflects an agreement by the Company and the JV Partner that, in light of the additional liquidity that would be provided to Magnetation in the event Magnetation completes a future significant debt offering, AK Steel’s Phase II capital contributions should not be needed in the same time frame as the parties contemplated at the time of the joint venture’s founding in late 2011.

Item 6. Exhibits.

Exhibit Number	Description
10.1	Amendment No. 1, dated April 30, 2013, to Amended and Restated Operating Agreement of Magnetation LLC
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
95.1	Mine Safety Disclosure Exhibit
101
Financial statements from the Quarterly Report on Form 10-Q of AK Steel Holding Corporation for the quarter ended March 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity (Deficit) and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AK STEEL HOLDING CORPORATION
(Registrant)

Dated:	May 3, 2013	/s/ ROGER K. NEWPORT
Roger K. Newport
Vice President, Finance and Chief Financial Officer

Dated:	May 3, 2013	/s/ GREGORY A. HOFFBAUER
Gregory A. Hoffbauer
Controller and Chief Accounting Officer