Form 10-Q
period 2013-06-30
AK STEEL HOLDING CORP
filed 2013-08-02
CIK 918160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

or

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

There were 136,320,121 shares of common stock outstanding as of July 31, 2013.

AK STEEL HOLDING CORPORATION

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2013	2012	2013	2012

Net sales	$1,404.5	$1,538.4	$2,774.3	$3,047.1

Cost of products sold (exclusive of items shown separately below)	1,309.2	1,392.4	2,561.5	2,801.4
Selling and administrative expenses (exclusive of items shown separately below)	50.2	50.8	101.8	106.6
Depreciation	47.9	48.4	96.5	96.7
Pension and OPEB expense (income)	(16.5)	(9.9)	(32.4)	(18.4)

Total operating costs	1,390.8	1,481.7	2,727.4	2,986.3

Operating profit	13.7	56.7	46.9	60.8

Interest expense	32.0	21.8	63.0	38.0
Other income (expense)	2.5	(4.7)	4.3	(3.8)

Income (loss) before income taxes	(15.8)	30.2	(11.8)	19.0

Income tax provision	9.7	747.8	6.9	743.5

Net income (loss)	(25.5)	(717.6)	(18.7)	(724.5)
Less: Net income attributable to noncontrolling interests	14.9	6.6	31.6	11.5

Net income (loss) attributable to AK Steel Holding Corporation	$(40.4)	$(724.2)	$(50.3)	$(736.0)

Basic and diluted earnings per share:
Net income (loss) attributable to AK Steel Holding Corporation common stockholders	$(0.30)	$(6.55)	$(0.37)	$(6.66)

Dividends declared and paid per share	$—	$0.05	$—	$0.10

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2013	2012	2013	2012
Net income (loss)	$(25.5)	$(717.6)	$(18.7)	$(724.5)
Other comprehensive income (loss), before tax:
Foreign currency translation gain (loss)	0.4	(1.2)	(0.7)	(0.4)
Cash flow hedges:
Gains (losses) arising in period	(6.7)	4.3	(9.7)	(12.7)
Reclassification of losses (gains) to net income (loss)	(10.7)	12.8	(14.6)	20.6
Unrealized holding gains (losses) on securities:
Unrealized holding gains (losses) arising in period	0.1	(0.4)	0.2	0.3
Pension and OPEB plans:
Reclassification of prior service cost (credits) included in net income (loss)	(19.1)	(18.5)	(38.2)	(36.7)
Reclassification of losses (gains) included in net income (loss)	7.1	6.1	14.4	12.2
Other comprehensive income (loss), before tax	(28.9)	3.1	(48.6)	(16.7)
Income tax provision related to items of comprehensive income (loss)	—	7.7	—	—
Other comprehensive income (loss)	(28.9)	(4.6)	(48.6)	(16.7)
Comprehensive income (loss)	(54.4)	(722.2)	(67.3)	(741.2)
Less: Comprehensive income attributable to noncontrolling interests	14.9	6.6	31.6	11.5
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$(69.3)	$(728.8)	$(98.9)	$(752.7)

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share data)

(unaudited)	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$58.4	$227.0
Accounts receivable, net	515.8	473.9
Inventory, net	677.0	609.2
Deferred tax assets, current	74.9	73.2
Other current assets	30.1	59.4
Total current assets	1,356.2	1,442.7
Property, plant and equipment	5,966.7	5,943.9
Accumulated depreciation	(4,028.0)	(3,931.6)
Property, plant and equipment, net	1,938.7	2,012.3
Other non-current assets:
Investment in AFSG Holdings, Inc.	55.6	55.6
Investment in Magnetation LLC	193.8	150.0
Goodwill	37.1	37.1
Deferred tax assets, non-current	81.0	88.2
Other non-current assets	110.3	117.2
TOTAL ASSETS	$3,772.7	$3,903.1
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Short-term borrowings under credit facility	$40.0	$—
Accounts payable	595.3	538.3
Accrued liabilities	141.7	164.8
Current portion of long-term debt	0.7	0.7
Current portion of pension and other postretirement benefit obligations	105.2	108.6
Total current liabilities	882.9	812.4
Non-current liabilities:
Long-term debt	1,414.7	1,411.2
Pension and other postretirement benefit obligations	1,548.1	1,661.7
Other non-current liabilities	108.0	108.8
TOTAL LIABILITIES	3,953.7	3,994.1
Equity (deficit):
Common stock, authorized 200,000,000 shares of $.01 par value each; issued 149,610,870 and 149,094,571 shares in 2013 and 2012; outstanding 136,301,925 and 135,944,172 shares in 2013 and 2012	1.5	1.5
Additional paid-in capital	2,075.4	2,069.7
Treasury stock, common shares at cost, 13,308,945 and 13,150,399 shares in 2013 and 2012	(174.0)	(173.3)
Accumulated deficit	(2,454.6)	(2,404.3)
Accumulated other comprehensive income (loss)	(47.5)	1.1
Total stockholders’ equity (deficit)	(599.2)	(505.3)
Noncontrolling interests	418.2	414.3
TOTAL EQUITY (DEFICIT)	(181.0)	(91.0)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$3,772.7	$3,903.1

The Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, include the following amounts related to consolidated variable interest entities, prior to intercompany eliminations. See Note 11 for more information concerning variable interest entities.

(unaudited)	June 30, 2013	December 31, 2012
SunCoke Middletown
Cash and cash equivalents	$10.8	$—
Accounts receivable, net	0.7	1.0
Inventory, net	22.5	28.3
Property, plant and equipment	415.8	414.5
Accumulated depreciation	(22.0)	(15.0)
Accounts payable	11.3	15.4
Other assets (liabilities), net	(0.1)	(1.2)
Noncontrolling interests	416.4	412.2

Other variable interest entities
Property, plant and equipment	$11.5	$11.4
Accumulated depreciation	(9.0)	(8.9)
Other assets (liabilities), net	1.3	1.8
Noncontrolling interests	1.8	2.1

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
	Six Months Ended June 30,
(unaudited)	2013	2012
Cash flows from operating activities:
Net income (loss)	$(18.7)	$(724.5)
Depreciation	89.6	90.0
Depreciation—SunCoke Middletown	6.9	6.7
Amortization	10.7	9.6
Deferred income taxes	5.5	735.0
Pension and OPEB expense (income)	(32.4)	(18.4)
Contributions to pension trust	(71.3)	(170.2)
Other postretirement benefit payments	(32.5)	(33.2)
Changes in working capital	(62.7)	(240.1)
Changes in working capital—SunCoke Middletown	1.1	5.2
Other operating items, net	(0.7)	29.8
Net cash flows from operating activities	(104.5)	(310.1)

Cash flows from investing activities:
Capital investments	(31.0)	(17.9)
Capital investments—SunCoke Middletown	(1.4)	(17.6)
Investments in acquired businesses	(50.0)	—
Other investing items, net	4.8	0.7
Net cash flows from investing activities	(77.6)	(34.8)

Cash flows from financing activities:
Net borrowings under credit facility	40.0	75.0
Proceeds from issuance of long-term debt	31.9	373.3
Redemption of long-term debt	(27.0)	(73.7)
Debt issuance costs	(2.4)	(8.4)
Purchase of treasury stock	(0.7)	(1.7)
Common stock dividends paid	—	(11.0)
SunCoke Middletown distributions to noncontrolling interest owners	(27.6)	(12.8)
Other financing items, net	(0.7)	(0.4)
Net cash flows from financing activities	13.5	340.3

Net increase (decrease) in cash and cash equivalents	(168.6)	(4.6)

Cash and cash equivalents, beginning of period	227.0	42.0

Cash and cash equivalents, end of period	$58.4	$37.4

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(dollars in millions)

(unaudited)	Common Stock	Addi- tional Paid-In Capital	Treasury Stock	Accum- ulated Deficit	Accum- ulated Other Compre- hensive Income (Loss)	Noncon- trolling Interests	Total
December 31, 2011	$1.2	$1,922.2	$(171.6)	$(1,366.0)	$2.7	$(11.3)	$377.2
Net income (loss)				(736.0)		11.5	(724.5)
Share-based compensation		9.7					9.7
Tax provision from common stock compensation		(0.6)					(0.6)
Purchase of treasury stock			(1.7)				(1.7)
Change in accumulated other comprehensive income (loss)					(16.7)		(16.7)
Common stock dividends				(11.0)			(11.0)
Income tax payable assumed by noncontrolling interests						7.0	7.0
June 30, 2012	$1.2	$1,931.3	$(173.3)	$(2,113.0)	$(14.0)	$7.2	$(360.6)

December 31, 2012	$1.5	$2,069.7	$(173.3)	$(2,404.3)	$1.1	$414.3	$(91.0)
Net income (loss)				(50.3)		31.6	(18.7)
Share-based compensation		5.7					5.7
Purchase of treasury stock			(0.7)				(0.7)
Change in accumulated other comprehensive income (loss)					(48.6)		(48.6)
Net distributions to noncontrolling interests						(27.7)	(27.7)
June 30, 2013	$1.5	$2,075.4	$(174.0)	$(2,454.6)	$(47.5)	$418.2	$(181.0)

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise indicated)

NOTE 1 - Basis of Presentation

In the opinion of the management of AK Steel Holding Corporation (“AK Holding”) and its wholly-owned subsidiary, AK Steel Corporation (“AK Steel”, and together with AK Holding, the “Company”), the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2013, the results of its operations for the three and six months ended June 30, 2013 and 2012, and its cash flows for the six months ended June 30, 2013 and 2012. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2012, included in the Company’s Form 10-K for the year ended December 31, 2012, and the unaudited condensed consolidated financial statements included in any subsequent Quarterly Reports on Form 10-Q.

NOTE 2 - Inventories

	June 30, 2013	December 31, 2012
Finished and semi-finished	$745.6	$728.5
Raw materials	348.0	315.7
Total cost	1,093.6	1,044.2
Adjustment to state inventories at LIFO value	(416.6)	(435.0)
Inventory, net	$677.0	$609.2

NOTE 3 - Investment in Magnetation

AK Steel has a 49.9% equity interest in its Magnetation LLC joint venture (“Magnetation”) with Magnetation, Inc. Magnetation utilizes advanced magnetic separation technology to recover iron ore from existing stockpiles of previously-mined material. The Company accounts for its investment under the equity method of accounting. Included in other income (expense) was the Company’s share of income (loss) related to Magnetation of $(1.2) and zero for the three months ended June 30, 2013 and 2012, respectively, and $1.1 and $(0.4) for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, the Company’s carrying cost of the investment exceeded its share of the underlying equity in net assets of Magnetation, recorded using historical carrying amounts, by $99.2. This difference is being amortized through equity in earnings and is included in the above amounts.

AK Steel’s investment of capital in Magnetation is structured to occur in two phases. For Phase I, AK Steel contributed a total of $147.5 for its interest in the joint venture and this phase was completed in late 2012. Phase II will involve the construction and operation of additional concentrate capacity and an iron ore pelletizing plant. For Phase II, AK Steel will contribute a total of $150.0 following Magnetation’s satisfaction of certain conditions, which were satisfied in the second quarter of 2013. Key environmental permits were obtained in April 2013 and AK Steel made a contribution of $50.0 in May 2013. The remaining Phase II contributions are anticipated to occur through late 2014 with the timing to be determined based on liquidity needs of Magnetation. AK Steel has no legal or contractual obligation to provide further financing to Magnetation beyond the amounts mentioned above. Through an offtake agreement, AK Steel will have the right to purchase all of the pellets produced by the pelletizing plant.

NOTE 4 - Income Taxes

Income taxes recorded through June 30, 2013 were estimated using the discrete method, which was based on actual year-to-date pre-tax loss through June 30, 2013, as well as the related change in the valuation allowance on deferred tax assets. The

Company was unable to estimate pre-tax income for the remainder of 2013 with sufficient precision for purposes of the effective tax rate method, which requires consideration of a projection of full-year income and the expected change in the valuation allowance. The estimated annual effective tax rate method was not reliable due to its sensitivity to small changes to forecasted annual pre-tax earnings and the effect of the Company’s valuation allowance, which create results with significant variations in the customary relationship between income tax expense and pre-tax income for the interim periods. As a result, the use of the discrete method is more appropriate than the annual effective tax rate method. The Company has estimated the change in valuation allowances required based on the year-to-date pre-tax loss and the change in value of the identified tax-planning strategy, which is determined based on year-to-date LIFO income. Included in the income tax provision are non-cash charges of $20.7 and $21.8 for the three and six months ended June 30, 2013, respectively, for the change in the valuation allowance on the Company’s deferred tax assets. The Company recorded a non-cash charge of $736.0 in the three and six months ended June 30, 2012, for an adjustment of the valuation allowance because of the change in judgment about the realizability of the deferred tax assets.

In the first quarter of 2013, SunCoke Energy, Inc. (“SunCoke”) completed an initial public offering of an affiliate, SunCoke Energy Partners, L.P., a master limited partnership. As a result of a change in the legal structure of the SunCoke entities that own Middletown Coke Company, LLC (“SunCoke Middletown”) made in connection with the offering, income taxes are no longer allocated to net income attributable to SunCoke Middletown beginning in the first quarter of 2013. Thus, effective January 1, 2013 the Company’s income tax provision no longer includes the effect of that allocation. However, for the three and six months ended June 30, 2012, the consolidated income tax provision included $4.1 and $7.1, respectively, associated with SunCoke Middletown. Neither the former tax allocation nor the January 1, 2013 change eliminating that allocation had any effect on the net income (loss) attributable to AK Steel Holding Corporation in any period.

NOTE 5 - Long-term Debt and Other Financing

The Company’s debt balances, including current portions, were as follows:

	June 30, 2013	December 31, 2012
Credit Facility	$40.0	$—
8.75% Senior Secured Notes due December 2018	380.0	350.0
5.00% Exchangeable Senior Notes due November 2019 (effective rate of 10.8%)	150.0	150.0
7.625% Senior Notes due May 2020	529.8	550.0
8.375% Senior Notes due April 2022	290.2	300.0
Industrial Revenue Bonds due 2013 through 2030	100.5	100.9
Unamortized debt discount/premium, net	(35.1)	(39.0)
Total debt	1,455.4	1,411.9
Less:
Borrowings under Credit Facility classified as short-term	40.0	—
Current portion of long-term debt	0.7	0.7
Total long-term debt	$1,414.7	$1,411.2

During the period, the Company was in compliance with all the terms and conditions of its debt agreements.

Credit Facility

AK Steel has a $1.1 billion asset-backed revolving credit facility (“Credit Facility”) with a group of lenders that expires in April 2016. Availability under the Credit Facility fluctuates monthly based on the varying levels of eligible collateral. At June 30, 2013, the Company’s eligible collateral, after application of applicable advance rates, was $971.6. As of June 30, 2013, there were outstanding Credit Facility borrowings of $40.0. Availability as of June 30, 2013 was further reduced by $73.9 attributable to outstanding letters of credit, resulting in remaining availability of $857.7.

Senior Unsecured Notes

During the second quarter of 2013, the Company repurchased an aggregate principal amount of $20.2 and $9.8 of the 7.625% Senior Notes due May 2020 and the 8.375% Senior Notes due April 2022, respectively, in private, open market transactions.

These repurchases were unsolicited and completed at a discount to the senior unsecured notes’ par value. The Company recognized a gain on the repurchases of $2.9 for the quarter ended June 30, 2013.

Senior Secured Notes

In June 2013, AK Steel issued $30.0 of aggregate principal amount (the “add-on notes”) of its 8.75% Senior Secured Notes due 2018 at an issue price of 106.5%, as an add-on to its outstanding $350.0 aggregate principal amount of such notes (collectively, the “Secured Notes”). The add-on notes will be treated as a single series with the existing notes and will have the same terms as the existing notes. Net proceeds from this offering of $30.9 were used for general corporate purposes. In July 2013, the Company filed a registration statement with the Securities and Exchange Commission (the “Commission”), which the Commission subsequently declared effective, offering to exchange the existing, unregistered Secured Notes for new senior secured notes with substantially identical terms that are registered under the Securities Act of 1933, as amended. The exchange offer is ongoing and will expire August 28, 2013, unless otherwise extended by the Company. AK Steel will not receive any additional proceeds from the exchange offer.

NOTE 6 - Pension and Other Postretirement Benefits

The Company provides noncontributory pension and various healthcare and life insurance benefits to most employees and retirees. The pension plan is not fully funded. The Company expects to contribute $181.5 to the master pension trust during 2013.  Of this total, $71.3 was made in the first half of 2013 and $68.9 was made in July 2013, leaving $41.3 to be made during the remainder of 2013.  In July 2013, the Company made payments to Voluntary Employees Beneficiary Association (“VEBA”) trusts totaling $30.8 pursuant to settlements of class actions filed on behalf of certain retirees from the Company’s Butler Works and Zanesville Works relating to the Company’s other postretirement benefit (“OPEB”) obligations to such retirees.

Net periodic benefit cost (income) for pension and other postretirement benefits were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Pension Benefits
Service cost	$0.6	$0.8	$1.2	$1.6
Interest cost	34.7	40.0	69.4	80.1
Expected return on assets	(46.2)	(47.3)	(92.1)	(93.6)
Amortization of prior service cost	0.9	0.8	1.8	1.9
Amortization of (gain) loss	6.5	6.1	13.3	12.2
Net periodic benefit cost (income)	$(3.5)	$0.4	$(6.4)	$2.2

Other Postretirement Benefits
Service cost	$1.2	$1.1	$2.4	$2.2
Interest cost	5.2	7.9	10.5	15.8
Amortization of prior service cost (credit)	(20.0)	(19.3)	(40.0)	(38.6)
Amortization of (gain) loss	0.6	—	1.1	—
Net periodic benefit cost (income)	$(13.0)	$(10.3)	$(26.0)	$(20.6)

NOTE 7 - Environmental and Legal Contingencies

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

	June 30, 2013	December 31, 2012
Accrued liabilities	$16.8	$19.6
Other non-current liabilities	26.8	27.4

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

As previously reported, on July 23, 2007, and on December 9, 2008, the EPA issued Notices of Violation (“NOVs”) with respect to the coke plant at AK Steel’s Ashland Works (the “Ashland Coke Plant”) alleging violations of pushing and combustion stack limits. Additionally, on November 9, 2011, the EPA issued an NOV associated with self-reported deviations from 2008 through 2010. In 2007, the Company began investigating the pushing and combustion stack claims and working with the EPA to attempt to resolve them through the negotiation of a Consent Decree that assumed the Ashland Coke Plant would continue to operate. On June 21, 2011, however, the Company permanently ceased production at the Ashland Coke Plant. The Company has continued to negotiate a Consent Decree with the EPA in an attempt to resolve all of these NOVs, but as a consequence of the shutdown, the nature of the negotiations with the EPA has changed. The principal focus has been on the civil penalty associated with the alleged violations. Counsel for the parties recently agreed to the terms of a Consent Decree resolving the matter and it has been executed on behalf of the Company and the Commonwealth of Kentucky, but it still must be formally approved and executed by the appropriate persons on behalf of the EPA. It then must be lodged with and approved by the Court. The settlement terms include a payment of a civil penalty by AK Steel in the amount of $1.7 and the agreement by AK Steel to undertake certain supplemental environmental capital projects which are expected to cost approximately $2.0. The Company has recorded an accrual sufficient to cover both the penalty and the expense portion, if any, of the cost of the supplemental environmental projects.

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

As previously reported, on June 29, 2000, the United States filed a complaint on behalf of the EPA against AK Steel in the U.S. District Court for the Southern District of Ohio (the “Court”), Case No. C-1-00530, for alleged violations of the Clean Air Act, the Clean Water Act and RCRA at the Middletown Works. Subsequently, the State of Ohio, the Sierra Club and the National Resources Defense Council intervened. On May 15, 2006, a Consent Decree in Partial Resolution of Pending Claims (the

“Consent Decree”) was entered by the Court. Under the Consent Decree, the Company paid a civil penalty and performed a supplemental environmental project to remove ozone-depleting refrigerants from certain equipment. The Company further agreed to undertake a comprehensive RCRA facility investigation at its Middletown Works and, as appropriate, complete a corrective measures study. In accordance with the Consent Decree, the Company also is in the process of implementing certain RCRA corrective action interim measures to address polychlorinated biphenyls (“PCBs”) in sediments and soils relating to Dicks Creek and certain other specified surface waters, adjacent floodplain areas, and other previously identified geographic areas. The Company has completed the remedial activity at Dicks Creek that was planned through 2012, but additional work remains. The design plan for the remaining floodplain work, currently underway, has been unconditionally approved. The Company currently has accrued $14.4 for the cost of known remedial work required under the Consent Decree, which includes the floodplain work underway in 2013 as well as the RCRA facility investigation.

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

On January 18, 2013, the Ohio EPA issued Proposed Director’s Final Findings and Orders (“Proposed Findings and Orders”) to AK Steel with respect to the basic oxygen furnaces at AK Steel’s Middletown Works alleging violations of building visible emission limits. The order alleges violations on 13 days spanning from 2010 through 2012. The Company is investigating these claims and is working with the Ohio EPA to attempt to resolve them. The Proposed Findings and Orders proposed a civil penalty of approximately $0.3. Negotiations to resolve this matter have commenced with the agency and, on May 15, 2013, Ohio EPA lowered its penalty demand to less than $0.1. The Company is continuing to negotiate in an effort to reduce the penalty further and expects that it will reach a settlement in this matter. The Company cannot be certain, however, that a settlement will be reached and cannot reliably estimate at this time how long it will take to reach a settlement or what all of its terms might be. AK Steel will vigorously contest any claims which cannot be resolved through a settlement.

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

Information on asbestos cases is presented below:

Asbestos Cases Pending at
June 30, 2013
Cases with specific dollar claims for damages:
Claims up to $0.2	117
Claims above $0.2 to $5.0	6
Claims above $5.0 to $15.0	2
Claims above $15.0 to $20.0	2
Total claims with specific dollar claims for damages (a)	127
Cases without a specific dollar claim for damages	305
Total asbestos cases pending	432

(a)	Involve a total of 2,388 plaintiffs and 17,458 defendants

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
New Claims Filed	13	14	24	28
Pending Claims Disposed Of	5	7	25	14
Total Amount Paid in Settlements	$0.2	$0.3	$0.9	$0.6

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

As previously reported, on October 20, 2009, William Schumacher filed a purported class action against the AK Steel Corporation Retirement Accumulation Pension Plan, or AK RAPP, and the AK Steel Corporation Benefit Plans Administrative Committee in the United States District Court for the Southern District of Ohio, Case No. 1:09cv794. The complaint alleges that the method used under the AK RAPP to determine lump sum distributions does not comply with ERISA and the Internal Revenue Code and resulted in underpayment of benefits to him and the other class members. The plaintiff and the other purportedly similarly situated individuals on whose behalf the plaintiff filed suit were excluded by the Court in 2005 from similar litigation previously reported and now resolved (the class action litigation filed January 2, 2002 by John D. West) based on previous releases of claims they had executed in favor of the Company. There were a total of 92 individuals who were excluded from the prior litigation and the potential additional distributions to them at issue in the litigation total approximately $3.0, plus potential interest. The defendants filed their answer to the complaint on March 22, 2010. On August 11, 2010, the plaintiff filed his motion for class certification. On January 24, 2011, that motion was granted. On March 15, 2011, the plaintiff filed a motion for partial summary judgment. After being fully briefed, that motion was granted on June 27, 2011. On October 12, 2011, the court issued an opinion addressing the issue of pre-judgment interest in which it held that pre-judgment interest should be calculated using the statutory rate under 28 U.S.C. Section 1961(a). On December 12, 2011, the Court entered a final judgment in an amount slightly in excess of $3.0, which includes pre-judgment interest at the statutory rate through that date. The defendants filed an appeal from that final judgment to the United States Court of Appeals for the Sixth Circuit. On March 28, 2013, the Court of Appeals issued an opinion in which it upheld the District Court’s decision with respect to liability and reversed and remanded the District Court's decision with respect to pre-judgment interest. On April 11, 2013, the Company filed a motion for rehearing with the Court of Appeals. The Court of Appeals denied that motion on May 6, 2013. On May 29, 2013, Plaintiffs’ counsel filed a motion for a determination of the new rate for pre-judgment interest with respect to the final judgment amount of $3.0. An order deciding that motion was issued by the court on July 29, 2013. Pursuant to that order, the Company estimates that the amount of the final judgment, including interest, now will be approximately $4.4. Because the final judgment will be paid out of the Company’s pension assets, the Company has not recorded an accrual related to this matter.

As previously reported, on October 20, 2005, Judith A. Patrick and another plaintiff filed a purported class action against AK Steel and the AK Steel Corporation Benefit Plans Administrative Committee in the United States District Court for the Southern District of Ohio, Case No. 1:05-cv-681 (the “Patrick Litigation”). Like the complaint in similar litigation previously reported and now resolved in the Company’s favor (the action filed May 27, 2009 by Margaret A. Lipker, hereinafter referred to as the “Lipker Litigation”), the complaint in the Patrick Litigation alleges that the defendants incorrectly calculated the amount of surviving spouse benefits due to be paid to the plaintiffs under an applicable pension plan. The parties filed cross-motions for summary judgment on the issue of whether the applicable plan language had been properly interpreted. On September 28, 2007, the United States Magistrate Judge assigned to the case issued a Report and Recommendation in which he recommended that the plaintiffs’ motion for partial summary judgment be granted and that the defendants’ motion be denied. On March 31, 2008, the court issued an order adopting the Magistrate’s recommendation and granting partial summary judgment to the plaintiffs on the issue of plan interpretation. The plaintiffs also filed a motion for class certification and that motion was granted on October 27, 2008. The case proceeded thereafter with respect to discovery on the issue of damages. In November 2011 the plaintiffs submitted an expert report in which their expert contends that the total damages, excluding interest, for the class could total as much as $28.9. With interest, the amount could have exceeded $42.0. The defendants believe that the damage calculation in the plaintiffs’ expert report is incorrect and have contested that calculation. Trial with respect to damages previously was scheduled to begin January 14, 2013, but that date was vacated at the request of defendants in light of the decision issued in AK Steel’s favor in the Lipker Litigation. Defendants filed a Motion for Reconsideration with the District Court in the Patrick Litigation on the ground that the plan interpretation issues in the Lipker Litigation and the Patrick Litigation are materially the same and that the Sixth Circuit decision issued in AK Steel’s favor in the Lipker Litigation likewise requires a decision in favor of the defendants in the Patrick Litigation. Plaintiffs opposed AK Steel’s Motion for Reconsideration. That motion was fully briefed by the parties and oral argument occurred on February 20, 2013. While the parties were awaiting a decision on that motion, the District Court called a settlement conference and through that process, the parties reached a settlement, subject to court approval. A formal settlement agreement has been executed and on July 1, 2013, the parties filed a Motion for Preliminary Approval of Class Settlement. An order providing such preliminary approval was entered on July 29, 2013. Under the proposed settlement, the named plaintiffs and other participating class members would be paid $1.7 and $0.8 would be paid to plaintiffs’ attorneys for fees and costs, for a total payment of $2.5. The payments would be made from the applicable pension plan assets. The proposed settlement is subject to final court approval after notice to the class members and a fairness hearing. That fairness hearing has been scheduled for November 20, 2013. Class members have the option to object to, opt out of, or participate in the settlement. The settlement will become effective only if the District Court approves it following the fairness hearing and certain other requirements are met, including that the number of class members who opt out does not exceed a specified amount. If the settlement is not approved or the other requirements are not met, the litigation will resume. In that instance, if judgment is entered in favor of defendants pursuant to the Motion for Reconsideration, that would conclude the Patrick Litigation without any liability on the part of defendants, subject to plaintiffs’ right of appeal. If judgment is not entered in favor of defendants, it is expected that the District Court will reschedule the damages trial previously scheduled for January 14, 2013, in which case defendants would continue to contest this matter vigorously. Because a final judgment, if any, in favor of the plaintiff class members would be paid out of the Company’s pension assets, the Company has not recorded an accrual related to this matter.

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

As previously reported, on June 1, 2009, the Chinese Ministry of Commerce (“MOFCOM”) initiated antidumping and countervailing duty investigations of imports of grain-oriented electrical steel (“GOES”) from Russia and the United States. China initiated the investigations based on a petition filed by two Chinese steelmakers. These two steelmakers alleged that AK Steel and Allegheny Technologies Inc. of the United States and Novolipetsk Steel of Russia exported GOES to China at less than fair value, and that the production of GOES in the United States has been subsidized by the U.S. government. On December 9, 2009, MOFCOM issued its preliminary determination that GOES producers in the United States and Russia had been dumping in the China market and that GOES producers in the United States had received subsidies from the U.S. government. The Chinese authorities imposed provisional additional duties on future imports of GOES from Russia and/or the United States to China. On or about April 10, 2010, MOFCOM issued a final determination of dumping and subsidization against GOES producers in the United States and Russia. On September 16, 2010, the Office of the United States Trade Representative (“USTR”) filed a complaint with the World Trade Organization (the “WTO”) against China for violating the WTO’s rules by imposing antidumping and countervailing duties against imports of GOES from the United States. After conducting several rounds of hearings, on June 15, 2012, a panel (“the Panel”) composed by the WTO to decide the case issued its final decision in the case. In its decision, the Panel concluded that MOFCOM imposed antidumping and countervailing duties on imports of GOES from the United States in a manner that was inconsistent with China’s WTO obligations. On July 20, 2012, China filed an appeal of the Panel’s decision to the WTO Appellate Body. On October 18, 2012, the Appellate Body upheld the decisions of the Panel. On November 16, 2012, the WTO Dispute Settlement Body adopted the decisions of the Panel. Subsequently, a WTO Arbitrator determined that China should implement the WTO decision by July 31, 2013. In its final determination issued on July 31, 2013, MOFCOM reduced the countervailing duty rate applicable to AK Steel from 11.7 percent to 3.4 percent and determined that the antidumping duty rate applicable to AK Steel will remain at 7.8 percent, for a total of 11.2 percent. AK Steel does not believe that China has remedied the flaws that the WTO identified in MOFCOM’s material injury finding. Accordingly, AK Steel will urge USTR to request a WTO dispute settlement panel to determine that China has failed to comply with the WTO decision and to ask the WTO Dispute Settlement Body for permission to impose trade sanctions. AK Steel intends to continue to fully support the USTR in this matter.

As previously reported, on August 26, 2009, Consolidation Coal Company (“Consolidation”) filed an action against AK Steel and Neville Coke LLC (“Neville”) in the Court of Common Pleas of Allegheny County, Pennsylvania, Case No. GD-09-14830. The complaint alleges that Consolidation and Neville entered into a contract whereby Consolidation would supply metallurgical coal for use by Neville in its coke making operations. Consolidation asserts that Neville breached the alleged contract when it refused to purchase coal from Consolidation. The complaint also alleges that AK Steel tortiously interfered with the purported contractual and business relationship between Consolidation and Neville. Consolidation seeks monetary damages from AK Steel in an amount in excess of $30.0 and monetary damages from Neville in an amount in excess of $20.0. AK Steel tentatively has agreed to indemnify and defend Neville in this action pursuant to the terms of a contractual agreement between AK Steel and Neville. AK Steel is still investigating the facts underlying this matter, however, and has reserved its right to change its position should facts establish that it does not have an obligation to indemnify or defend Neville. On October 20, 2009, AK Steel filed preliminary objections to plaintiff’s complaint on behalf of itself and Neville, seeking to dismiss the action. In response to the preliminary objections, plaintiff filed an amended complaint on November 12, 2009, adding an additional count under the theory of promissory estoppel. On December 2, 2009, AK Steel and Neville filed preliminary objections to plaintiff’s amended complaint, again seeking to dismiss the action. The court overruled the preliminary objections, and on March 18, 2010, AK Steel and Neville filed their answers to the complaint. Discovery has commenced but based on the discovery to date, AK Steel has not determined that a loss is probable and it does not yet have adequate information to reliably or accurately estimate its potential loss in the event that the plaintiffs were to prevail. Because the Company has been unable to determine that the potential loss in this case is either probable or estimable, it has not recorded an accrual related to this matter. In the event that the Company’s assumptions used to evaluate whether a loss in this matter is either probable or estimable prove to be incorrect or change in future periods, the Company may be required to record a liability for an adverse outcome. The case previously was set for trial commencing on May 9, 2013, but that trial date was vacated so that the parties could explore the possibility of settlement through commercial terms. No new trial date has yet been set. If the parties are unable to reach a settlement, AK Steel intends to continue to contest this matter vigorously.

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

On January 20, 2010, ArcelorMittal France and ArcelorMittal Atlantique et Lorraine (collectively “ArcelorMittal”) filed an action against AK Steel (and two other steel manufacturers) in the United States District Court for the District of Delaware, Case No. 10-050-SLR. The complaint alleges that AK Steel is infringing the claims of U.S. Patent No. 6,296,805 (the “Patent”) in making pre-coated cold-rolled boron steel sheet and seeks injunctive relief and unspecified compensatory damages. On March 4, 2010, AK Steel filed an answer in which it denied ArcelorMittal’s claims and raised various affirmative defenses. On that date, AK Steel also filed counterclaims against ArcelorMittal for a declaratory judgment that AK Steel is not infringing the Patent and that the Patent is invalid. Subsequently, the trial court bifurcated the issues of liability and damages. Limited discovery was taken and the case proceeded with a trial to a jury on the issue of liability during the week of January 15, 2011. The jury returned a verdict that AK Steel did not infringe the Patent and that the Patent was invalid. Judgment subsequently was entered in favor of AK Steel and ArcelorMittal filed an appeal with the United States Court of Appeals for the Federal Circuit. On November 30, 2012, the Court of Appeals issued a decision confirming that AK Steel had prevailed on the key claim related to patent infringement and affirming the basis for the jury finding of no infringement. The Court of Appeals reversed, however, certain findings related to the validity of the Patent and remanded the case to the trial court for further proceedings. On January 30, 2013, ArcelorMittal filed a motion for rehearing with the Court of Appeals. On March 20, 2013, the Court of Appeals denied ArcelorMittal’s motion for rehearing. The case now has been remanded to the trial court for further proceedings, which will include a new consideration of AK Steel’s counterclaim that the Patent is invalid either through a new trial or motion practice. On April 16, 2013, pursuant to a petition previously filed by ArcelorMittal and ArcelorMittal USA LLC, the U.S. Patent and Trademark Office reissued the Patent as U.S. Reissue Patent RE44,153 (the “Reissued Patent”). Also on April 16, 2013, ArcelorMittal filed a second action against AK Steel in the United States District Court for the District of Delaware, Case No. 1:13-cv-00685 (the “Second Action”). The complaint filed in the Second Action alleges that AK Steel is infringing the claims of the Reissued Patent and seeks injunctive relief and unspecified compensatory damages. On April 23, 2013, AK Steel filed a motion to dismiss key elements of the complaint filed in the Second Action. Briefing on that motion has recently concluded. In addition, the parties have briefed related non-infringement and claims construction issues in the original action. ArcelorMittal has also filed a motion for leave to file an amended complaint in the original action to assert additional infringement claims concerning the Reissued Patent and to add ArcelorMittal USA as an additional party. AK Steel has opposed that motion. A hearing on these matters is scheduled for August 7, 2013. Discovery has not yet commenced in the Second Action. No trial date has been set in either action. AK Steel intends to continue to contest this matter vigorously. At this time, the Company has not made a determination that a loss is probable and it does not have adequate information to reliably or accurately estimate its potential loss in the event that ArcelorMittal were to prevail in this dispute. Because the Company has been unable to determine that the potential loss in this case is probable or estimable, it has not recorded an accrual related to this matter. In the event that the Company's assumptions used to evaluate whether a loss in this matter is either probable or estimable prove to be incorrect or change in future periods, the Company may be required to record a liability for an adverse outcome.

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

NOTE 8 - Share-based Compensation

AK Holding’s Stock Incentive Plan permits the granting of nonqualified stock option, restricted stock, performance share and restricted stock unit awards to Directors, officers and other employees of the Company. The following table summarizes information about share-based compensation expense, which the Company has estimated will be $9.4 for 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
Share-based Compensation Expense	2013	2012	2013	2012
Stock options	$0.2	$0.2	$1.1	$2.1
Restricted stock	0.5	0.6	2.2	4.1
Restricted stock units issued to Directors	0.2	0.2	0.4	0.4
Performance shares	0.9	1.6	2.0	3.1
Total share-based compensation expense	$1.8	$2.6	$5.7	$9.7

The Company granted stock options on 498,700 shares during the six months ended June 30, 2013, at a weighted-average fair value of $2.44 per share of stock option. There have been no options exercised in 2013.

The Company granted restricted stock awards of 502,581 shares during the six months ended June 30, 2013, at a weighted-average fair value of $4.53 per share. The total intrinsic value of restricted stock awards that vested (i.e., restrictions lapsed) during the six months ended June 30, 2013 was $2.0.

The Company granted performance share awards of 580,800 shares during the six months ended June 30, 2013, at a weighted-average fair value of $4.69 per share.

NOTE 9 - Comprehensive Income (Loss)

The details of accumulated other comprehensive income (loss), net of tax, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Component of accumulated other comprehensive income (loss)	2013	2012	2013	2012
Foreign currency translation
Balance at beginning of period	$2.4	$3.6	$3.5	$2.8
Other comprehensive income (loss):
Foreign currency translation gain (loss)	0.4	(1.2)	(0.7)	(0.4)
Balance at end of period	$2.8	$2.4	$2.8	$2.4
Cash flow hedges
Balance at beginning of period	$24.8	$(16.6)	$31.7	$(10.9)
Other comprehensive income (loss):
Gains (losses) arising in period	(6.7)	4.3	(9.7)	(12.7)
Income tax provision (benefit)	—	0.8	—	—
Gains (losses) arising in period, net of tax	(6.7)	3.5	(9.7)	(12.7)
Reclassification of losses (gains) to net income (loss):
Hot roll carbon steel coil contracts (a)	—	—	(0.4)	—
Other commodity contracts (b)	(10.7)	12.8	(14.2)	20.6
Subtotal	(10.7)	12.8	(14.6)	20.6
Income tax provision (benefit) (d)	—	2.7	—	—
Net amount of reclassification of losses (gains) to net income (loss)	(10.7)	10.1	(14.6)	20.6
Total other comprehensive income (loss), net of tax	(17.4)	13.6	(24.3)	7.9
Balance at end of period	$7.4	$(3.0)	$7.4	$(3.0)
Unrealized holding gains (losses) on securities
Balance at beginning of period	$0.4	$(0.2)	$0.3	$(0.6)
Other comprehensive income (loss):
Unrealized holding gains (losses) arising in period	0.1	(0.4)	0.2	0.3
Income tax provision (benefit)	—	(0.3)	—	—
Unrealized holding gains (losses) arising in period, net of tax	0.1	(0.1)	0.2	0.3
Balance at end of period	$0.5	$(0.3)	$0.5	$(0.3)
Pension and OPEB plans
Balance at beginning of period	$(46.2)	$3.8	$(34.4)	$11.4
Other comprehensive income (loss):
Reclassification to net income (loss):
Prior service costs (credits) (c)	(19.1)	(18.5)	(38.2)	(36.7)
Actuarial (gains) losses (c)	7.1	6.1	14.4	12.2
Subtotal	(12.0)	(12.4)	(23.8)	(24.5)
Income tax provision (benefit) (d)	—	4.5	—	—
Net amount of reclassification to net income (loss)	(12.0)	(16.9)	(23.8)	(24.5)
Balance at end of period	$(58.2)	$(13.1)	$(58.2)	$(13.1)

(a)	Amounts are included in net sales on the Condensed Consolidated Statements of Operations.

(b)	Amounts are included in cost of products sold on the Condensed Consolidated Statements of Operations.

(c)	Amounts are included in pension and OPEB expense (income) on the Condensed Consolidated Statements of Operations.

(d)	Amounts are included in income tax provision (benefit) on the Condensed Consolidated Statements of Operations.

NOTE 10 - Earnings per Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss) attributable to AK Steel Holding Corporation	$(40.4)	$(724.2)	$(50.3)	$(736.0)
Less: distributed earnings to common stockholders and holders of certain stock compensation awards	—	5.5	—	11.0
Undistributed earnings (loss)	$(40.4)	$(729.7)	$(50.3)	$(747.0)

Common stockholders earnings—basic and diluted:
Distributed earnings to common stockholders	$—	$5.5	$—	$11.0
Undistributed earnings (loss) to common stockholders	(40.3)	(727.2)	(50.1)	(744.2)
Common stockholders earnings (loss)—basic and diluted	$(40.3)	$(721.7)	$(50.1)	$(733.2)

Common shares outstanding (weighted-average shares in millions):
Common shares outstanding for basic earnings per share	135.8	110.2	135.8	110.1
Effect of exchangeable debt	—	—	—	—
Effect of dilutive stock-based compensation	—	—	—	—
Common shares outstanding for diluted earnings per share	135.8	110.2	135.8	110.1

Basic and diluted earnings per share:
Distributed earnings	$—	$0.05	$—	$0.10
Undistributed earnings (loss)	(0.30)	(6.60)	(0.37)	(6.76)
Basic and diluted earnings (loss) per share	$(0.30)	$(6.55)	$(0.37)	$(6.66)

Potentially issuable common shares (in millions) excluded from earnings per share calculation due to anti-dilutive effect	2.5	2.0	2.5	2.0

NOTE 11 - Variable Interest Entities

SunCoke Middletown

SunCoke Middletown provides the Company annually with about 550,000 tons of metallurgical-grade coke and approximately 45 megawatts of electrical power under long-term supply agreements. Under those agreements, the Company will purchase all of the coke and electrical power generated from SunCoke Middletown’s plant through at least 2031. SunCoke Middletown is deemed to be a variable interest entity because the Company has committed to purchase all of the expected production from the facility and the Company has been determined to be the primary beneficiary. Thus, the financial results of SunCoke Middletown are required to be consolidated with the results of the Company with recognition of a noncontrolling interest, even though the Company has no ownership interest in SunCoke Middletown. Included in consolidated income (loss) before taxes was income before taxes related to SunCoke Middletown of $15.0 and $10.6 for the three months ended June 30, 2013 and 2012, respectively, and $31.9 and $18.5 for the six months ended June 30, 2013 and 2012, respectively.

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

NOTE 12 - Fair Value Measurements

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

•
Level 2 inputs are inputs, other than quoted prices, that are directly or indirectly observable for the asset or liability. Level 2 inputs include model-generated values that rely on inputs either directly observed or readily-derived from available market data sources, such as Bloomberg or other news and data vendors. They include quoted prices for similar assets or liabilities in active markets, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves observable at commonly quoted intervals or current market) and contractual prices for the underlying financial instrument, as well as other relevant economic factors. Fair values of the Company’s derivative commodity contracts and foreign currency forward contracts are generated using forward prices that are derived from observable futures prices relating to the respective commodity or currency from sources such as the New York Mercantile Exchange (NYMEX) or the London Metal Exchange (LME). In cases where the derivative is an option contract (including caps, floors and collars), the Company’s valuations reflect adjustments made to valuations generated by the derivative’s counterparty. After validating that the counterparty’s assumptions relating to implied volatilities are in line with an independent source for these implied volatilities, the Company discounts these model-generated future values with discount factors designed to reflect the credit quality of the party obligated to pay under the derivative contract. Differing discount rates are applied to different contracts as a function of differing maturities and different counterparties. As of June 30, 2013, a spread over benchmark interest rates of 0.6% or less was used for derivative contracts valued as liabilities, while a spread over benchmark rates of 0.5% or less was used for derivatives valued as assets. The Company has estimated the fair value of long-term debt based upon quoted market prices for the same or similar issues or on the current interest rates available to the Company for debt of similar terms and maturities.

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	June 30, 2013			December 31, 2012
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets measured at fair value
Cash and cash equivalents	$58.4	$—	$58.4	$227.0	$—	$227.0
Other non-current assets:
Available for sale investments—marketable securities	22.9	—	22.9	26.3	—	26.3
Commodity hedge contracts	—	0.1	0.1	—	—	—
Other current assets:
Foreign exchange contracts	—	0.1	0.1	—	—	—
Commodity hedge contracts	—	4.7	4.7	—	25.5	25.5
Assets measured at fair value	$81.3	$4.9	$86.2	$253.3	$25.5	$278.8

Liabilities measured at fair value
Accrued liabilities:
Foreign exchange contracts	$—	$—	$—	$—	$(0.2)	$(0.2)
Commodity hedge contracts	—	(0.5)	(0.5)	—	(1.3)	(1.3)
Other non-current liabilities—commodity hedge contracts	—	(0.4)	(0.4)	—	—	—
Liabilities measured at fair value	$—	$(0.9)	$(0.9)	$—	$(1.5)	$(1.5)

Liabilities measured at other than fair value
Long-term debt, including current portions:
Fair value	$—	$(1,369.9)	$(1,369.9)	$—	$(1,379.3)	$(1,379.3)
Carrying amount	—	(1,455.4)	(1,455.4)	—	(1,411.9)	(1,411.9)

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

The Company is exposed to fluctuations in market prices of raw materials and energy sources, as well as to the effect of market prices on the sale of certain commodity steel (hot roll carbon steel coils). The Company may use cash-settled commodity price swaps and options (including collars) to hedge the market risk associated with the purchase of certain of its raw materials and energy requirements and the sale of hot roll carbon steel coils. These derivatives are routinely used with respect to a portion of the Company’s natural gas and nickel requirements and are sometimes used with respect to its iron ore, aluminum, zinc and electricity requirements. The Company’s hedging strategy is designed to mitigate the effect on earnings from the price volatility of these various commodity exposures. Independent of any hedging activities, price changes in any of these commodity markets could negatively affect operating costs or selling prices.

All commodity derivatives are marked to market and recognized as an asset or liability at fair value. The effective gains and losses for commodity derivatives designated as cash flow hedges of forecasted purchases of raw materials and energy sources are recorded in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets and reclassified into cost of products sold in the same period as the earnings recognition of the associated underlying transaction. Gains and losses on these designated derivatives arising from either hedge ineffectiveness or related to components excluded from the assessment of effectiveness are recognized in current earnings under cost of products sold or net sales, as appropriate. All gains or losses from derivatives for which hedge accounting treatment has not been elected are also reported in earnings on a current basis in net sales or cost of products sold.

The Company had the following outstanding commodity price swaps and options and forward foreign exchange contracts:

Commodity	June 30, 2013	December 31, 2012
Nickel (in lbs)	730,100	420,100
Natural gas (in MMBTUs)	6,000,000	9,000,000
Zinc (in lbs)	12,000,000	—
Iron ore (in metric tons)	664,500	1,140,000
Hot roll carbon steel coils (in short tons)	18,900	30,000
Foreign exchange contracts (in euros)	€22,460,100	€15,950,000

The following table presents the fair value of derivative instruments in the Condensed Consolidated Balance Sheets:

Asset (liability)	June 30, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Other current assets—commodity contracts	$4.3	$25.5
Other noncurrent assets—commodity contracts	0.1	—
Accrued liabilities—commodity contracts	—	(1.2)

Derivatives not designated as hedging instruments:
Other current assets:
Foreign exchange contracts	0.1	—
Commodity contracts	0.4	—
Accrued liabilities:
Foreign exchange contracts	—	(0.2)
Commodity contracts	(0.5)	(0.1)
Other non-current liabilities—commodity contracts	(0.4)	—

The following table presents gains (losses) on derivative instruments included in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
Gain (loss)	2013	2012	2013	2012
Derivatives in cash flow hedging relationships—
Commodity contracts:
Reclassified from accumulated other comprehensive income (loss) into net sales (effective portion)	$—	$—	$0.4	$—
Reclassified from accumulated other comprehensive income (loss) into cost of products sold (effective portion)	10.7	(12.8)	$14.2	$(20.6)
Recognized in cost of products sold (ineffective portion and amount excluded from effectiveness testing)	0.6	(2.9)	6.4	—

Derivatives not designated as hedging instruments:
Foreign exchange contracts—recognized in other income (expense)	(0.1)	0.5	0.5	(0.7)
Commodity contracts:
Recognized in net sales	(0.3)	—	0.2	—
Recognized in cost of products sold	(0.2)	(0.5)	(0.2)	(0.9)

The following table lists the amount of gains (losses) expected to be reclassified into cost of products sold within the next twelve months for the Company’s existing commodity contracts that qualify for hedge accounting, as well as the period of time over which the Company is hedging its exposure to the variability in future cash flows:

Commodity Hedge	Settlement Dates	Gains (losses)
Natural gas	July 2013 to December 2013	$0.7
Zinc	January 2014 to December 2014	—
Iron ore	July 2013 to December 2013	(0.8)

NOTE 14 - Supplemental Cash Flow Information

The following table presents the net cash paid (received) during the period for interest, net of capitalized interest, and income taxes:

	Six Months Ended June 30,
	2013	2012
Net cash paid (received) during the period for:
Interest, net of capitalized interest	$57.8	$27.8
Income taxes	1.0	0.1

Included in net cash flows from operations was cash provided by SunCoke Middletown of $39.8 and $30.4 for the six months ended June 30, 2013 and 2012, respectively. Consolidated cash and cash equivalents at June 30, 2013, includes $10.8 of cash and cash equivalents of SunCoke Middletown. There are no compensating balance arrangements or legal restrictions on the cash and cash equivalents of SunCoke Middletown, however, it is not available for the Company’s use.

The Company had non-cash capital investments during the six months ended June 30, 2013 and 2012, that had not been paid as of the end of the respective period. These amounts are included in accounts payable and accrued liabilities and have been excluded from the Condensed Consolidated Statements of Cash Flows. The Company also granted restricted stock to certain employees and restricted stock units to directors under the Stock Incentive Plan. The amounts of non-cash investing and financing activities were as follows:

	Six Months Ended June 30,
	2013	2012
Capital investments	$5.6	$8.8
Issuance of restricted stock and restricted stock units	2.5	5.0

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

Condensed Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended June 30, 2013

	AK Holding	AK Steel	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$1,349.5	$209.5	$(154.5)	$1,404.5
Cost of products sold (exclusive of items shown separately below)	—	1,282.2	170.8	(143.8)	1,309.2
Selling and administrative expenses (exclusive of items shown separately below)	1.0	50.8	8.8	(10.4)	50.2
Depreciation	—	43.0	4.9	—	47.9
Pension and OPEB expense (income)	—	(16.5)	—	—	(16.5)
Total operating costs	1.0	1,359.5	184.5	(154.2)	1,390.8
Operating profit (loss)	(1.0)	(10.0)	25.0	(0.3)	13.7
Interest expense	—	31.7	0.3	—	32.0
Other income (expense)	—	1.4	1.1	—	2.5
Income (loss) before income taxes	(1.0)	(40.3)	25.8	(0.3)	(15.8)
Income tax provision (benefit)	—	5.5	4.3	(0.1)	9.7
Equity in net income (loss) of subsidiaries	(39.4)	6.4	—	33.0	—
Net income (loss)	(40.4)	(39.4)	21.5	32.8	(25.5)
Less: Net income attributable to noncontrolling interests	—	—	14.9	—	14.9
Net income (loss) attributable to AK Steel Holding Corporation	(40.4)	(39.4)	6.6	32.8	(40.4)
Other comprehensive income (loss)	(28.9)	(28.9)	0.4	28.5	(28.9)
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$(69.3)	$(68.3)	$7.0	$61.3	$(69.3)

Condensed Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended June 30, 2012

	AK Holding	AK Steel	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$1,476.6	$243.6	$(181.8)	$1,538.4
Cost of products sold (exclusive of items shown separately below)	—	1,366.3	199.3	(173.2)	1,392.4
Selling and administrative expenses (exclusive of items shown separately below)	1.3	51.9	9.1	(11.5)	50.8
Depreciation	—	43.7	4.7	—	48.4
Pension and OPEB expense (income)	—	(9.9)	—	—	(9.9)
Total operating costs	1.3	1,452.0	213.1	(184.7)	1,481.7
Operating profit (loss)	(1.3)	24.6	30.5	2.9	56.7
Interest expense	—	21.6	0.2	—	21.8
Other income (expense)	—	(2.7)	(2.0)	—	(4.7)
Income (loss) before income taxes	(1.3)	0.3	28.3	2.9	30.2
Income tax provision (benefit)	0.6	739.7	6.3	1.2	747.8
Equity in net income (loss) of subsidiaries	(722.3)	17.1	—	705.2	—
Net income (loss)	(724.2)	(722.3)	22.0	706.9	(717.6)
Less: Net income attributable to noncontrolling interests	—	—	6.6	—	6.6
Net income (loss) attributable to AK Steel Holding Corporation	(724.2)	(722.3)	15.4	706.9	(724.2)
Other comprehensive income (loss)	(4.6)	(4.6)	(1.2)	5.8	(4.6)
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$(728.8)	$(726.9)	$14.2	$712.7	$(728.8)

Condensed Statements of Comprehensive Income (Loss)
Six Months Ended June 30, 2013

	AK Holding	AK Steel	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$2,633.2	$426.3	$(285.2)	$2,774.3
Cost of products sold (exclusive of items shown separately below)	—	2,482.4	344.6	(265.5)	2,561.5
Selling and administrative expenses (exclusive of items shown separately below)	2.5	101.4	18.5	(20.6)	101.8
Depreciation	—	86.7	9.8	—	96.5
Pension and OPEB expense (income)	—	(32.4)	—	—	(32.4)
Total operating costs	2.5	2,638.1	372.9	(286.1)	2,727.4
Operating profit (loss)	(2.5)	(4.9)	53.4	0.9	46.9
Interest expense	—	62.4	0.6	—	63.0
Other income (expense)	—	(0.7)	5.0	—	4.3
Income (loss) before income taxes	(2.5)	(68.0)	57.8	0.9	(11.8)
Income tax provision (benefit)	—	(4.2)	10.7	0.4	6.9
Equity in net income (loss) of subsidiaries	(47.8)	16.0	—	31.8	—
Net income (loss)	(50.3)	(47.8)	47.1	32.3	(18.7)
Less: net income attributable to noncontrolling interests	—	—	31.6	—	31.6
Net income (loss) attributable to AK Steel Holding Corporation	(50.3)	(47.8)	15.5	32.3	(50.3)
Other comprehensive income (loss)	(48.6)	(48.6)	(0.7)	49.3	(48.6)
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$(98.9)	$(96.4)	$14.8	$81.6	$(98.9)

Condensed Statements of Comprehensive Income (Loss)
Six Months Ended June 30, 2012

	AK Holding	AK Steel	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$2,909.8	$480.6	$(343.3)	$3,047.1
Cost of products sold (exclusive of items shown separately below)	—	2,729.8	395.7	(324.1)	2,801.4
Selling and administrative expenses (exclusive of items shown separately below)	2.7	109.2	17.4	(22.7)	106.6
Depreciation	—	87.3	9.4	—	96.7
Pension and OPEB expense (income)	—	(18.4)	—	—	(18.4)
Total operating costs	2.7	2,907.9	422.5	(346.8)	2,986.3
Operating profit (loss)	(2.7)	1.9	58.1	3.5	60.8
Interest expense	—	37.6	0.4	—	38.0
Other income (expense)	—	(5.3)	1.5	—	(3.8)
Income (loss) before income taxes	(2.7)	(41.0)	59.2	3.5	19.0
Income tax provision (benefit)	—	719.1	23.0	1.4	743.5
Equity in net income (loss) of subsidiaries	(733.3)	26.8	—	706.5	—
Net income (loss)	(736.0)	(733.3)	36.2	708.6	(724.5)
Less: net income attributable to noncontrolling interests	—	—	11.5	—	11.5
Net income (loss) attributable to AK Steel Holding Corporation	(736.0)	(733.3)	24.7	708.6	(736.0)
Other comprehensive income (loss)	(16.7)	(16.7)	(0.4)	17.1	(16.7)
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$(752.7)	$(750.0)	$24.3	$725.7	$(752.7)

Condensed Consolidated Balance Sheets
June 30, 2013

	AK Holding	AK Steel	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$26.0	$32.4	$—	$58.4
Accounts receivable, net	—	502.5	67.9	(54.6)	515.8
Inventory, net	—	599.1	86.3	(8.4)	677.0
Deferred tax assets, current	—	74.7	0.2	—	74.9
Other current assets	0.2	27.2	2.7	—	30.1
Total current assets	0.2	1,229.5	189.5	(63.0)	1,356.2
Property, plant and equipment	—	5,368.1	598.6	—	5,966.7
Accumulated depreciation	—	(3,928.6)	(99.4)	—	(4,028.0)
Property, plant and equipment, net	—	1,439.5	499.2	—	1,938.7
Other non-current assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	55.6
Investment in Magnetation LLC	—	—	193.8	—	193.8
Investment in affiliates	(2,799.8)	1,363.2	—	1,436.6	—
Inter-company accounts	2,200.4	(3,092.6)	836.7	55.5	—
Goodwill	—	—	37.1	—	37.1
Deferred tax assets, non-current	—	80.6	0.4	—	81.0
Other non-current assets	—	71.0	39.3	—	110.3
TOTAL ASSETS	$(599.2)	$1,091.2	$1,851.6	$1,429.1	$3,772.7
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Short-term borrowings under credit facility	$—	$40.0	$—	$—	$40.0
Accounts payable	—	544.4	52.5	(1.6)	595.3
Accrued liabilities	—	135.2	7.2	(0.7)	141.7
Current portion of long-term debt	—	0.7	—	—	0.7
Current portion of pension and other postretirement benefit obligations	—	104.7	0.5	—	105.2
Total current liabilities	—	825.0	60.2	(2.3)	882.9
Non-current liabilities:
Long-term debt	—	1,414.7	—	—	1,414.7
Pension and other postretirement benefit obligations	—	1,543.8	4.3	—	1,548.1
Other non-current liabilities	—	107.5	0.5	—	108.0
TOTAL LIABILITIES	—	3,891.0	65.0	(2.3)	3,953.7
Total stockholders’ equity (deficit)	(599.2)	(2,799.8)	1,368.4	1,431.4	(599.2)
Noncontrolling interests	—	—	418.2	—	418.2
TOTAL EQUITY (DEFICIT)	(599.2)	(2,799.8)	1,786.6	1,431.4	(181.0)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$(599.2)	$1,091.2	$1,851.6	$1,429.1	$3,772.7

Condensed Consolidated Balance Sheets
December 31, 2012

	AK Holding	AK Steel	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$203.6	$23.4	$—	$227.0
Accounts receivable, net	—	484.4	54.3	(64.8)	473.9
Inventory, net	—	504.2	114.4	(9.4)	609.2
Deferred tax assets, current	—	73.0	0.2	—	73.2
Other current assets	0.2	57.6	1.6	—	59.4
Total current assets	0.2	1,322.8	193.9	(74.2)	1,442.7
Property, plant and equipment	—	5,355.1	588.8	—	5,943.9
Accumulated depreciation	—	(3,841.9)	(89.7)	—	(3,931.6)
Property, plant and equipment, net	—	1,513.2	499.1	—	2,012.3
Other non-current assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	55.6
Investment in Magnetation LLC	—	—	150.0	—	150.0
Investment in affiliates	(2,660.7)	1,337.4	—	1,323.3	—
Inter-company accounts	2,155.2	(3,066.5)	843.8	67.5	—
Goodwill	—	—	37.1	—	37.1
Deferred tax assets, non-current	—	87.9	0.3	—	88.2
Other non-current assets	—	79.8	37.4	—	117.2
TOTAL ASSETS	$(505.3)	$1,274.6	$1,817.2	$1,316.6	$3,903.1
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$494.8	$44.4	$(0.9)	$538.3
Accrued liabilities	—	155.0	9.8	—	164.8
Current portion of long-term debt	—	0.7	—	—	0.7
Current portion of pension and other postretirement benefit obligations	—	108.1	0.5	—	108.6
Total current liabilities	—	758.6	54.7	(0.9)	812.4
Non-current liabilities:
Long-term debt	—	1,411.2	—	—	1,411.2
Pension and other postretirement benefit obligations	—	1,657.2	4.5	—	1,661.7
Other non-current liabilities	—	108.3	0.5	—	108.8
TOTAL LIABILITIES	—	3,935.3	59.7	(0.9)	3,994.1
Total stockholders’ equity (deficit)	(505.3)	(2,660.7)	1,343.2	1,317.5	(505.3)
Noncontrolling interests	—	—	414.3	—	414.3
TOTAL EQUITY (DEFICIT)	(505.3)	(2,660.7)	1,757.5	1,317.5	(91.0)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$(505.3)	$1,274.6	$1,817.2	$1,316.6	$3,903.1

Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2013

	AK Holding	AK Steel	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net cash flows from operating activities	$(2.1)	$(167.8)	$77.5	$(12.1)	$(104.5)
Cash flows from investing activities:
Capital investments	—	(22.5)	(9.9)	—	(32.4)
Investments in acquired businesses	—	(50.0)	—	—	(50.0)
Other investing items, net	—	5.1	(0.3)	—	4.8
Net cash flows from investing activities	—	(67.4)	(10.2)	—	(77.6)
Cash flows from financing activities:
Net borrowings under credit facility	—	40.0	—	—	40.0
Proceeds from issuance of long-term debt	—	31.9	—	—	31.9
Redemption of long-term debt	—	(27.0)	—	—	(27.0)
Debt issuance costs	—	(2.4)	—	—	(2.4)
Purchase of treasury stock	(0.7)	—	—	—	(0.7)
Inter-company activity	2.8	15.2	(30.1)	12.1	—
SunCoke Middletown distributions to noncontrolling interest owners	—	—	(27.6)	—	(27.6)
Other financing items, net	—	(0.1)	(0.6)	—	(0.7)
Net cash flows from financing activities	2.1	57.6	(58.3)	12.1	13.5
Net increase (decrease) in cash and cash equivalents	—	(177.6)	9.0	—	(168.6)
Cash and equivalents, beginning of period	—	203.6	23.4	—	227.0
Cash and equivalents, end of period	$—	$26.0	$32.4	$—	$58.4

Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2012

	AK Holding	AK Steel	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net cash flows from operating activities	$(2.2)	$(362.4)	$55.7	$(1.2)	$(310.1)
Cash flows from investing activities:
Capital investments	—	(16.4)	(19.1)	—	(35.5)
Other investing items, net	—	0.8	(0.1)	—	0.7
Net cash flows from investing activities	—	(15.6)	(19.2)	—	(34.8)
Cash flows from financing activities:
Net borrowings under credit facility	—	75.0	—	—	75.0
Proceeds from issuance of long-term debt	—	373.3	—	—	373.3
Redemption of long-term debt	—	(73.7)	—	—	(73.7)
Debt issuance costs	—	(8.4)	—	—	(8.4)
Purchase of treasury stock	(1.7)	—	—	—	(1.7)
Common stock dividends paid	(11.0)	—	—	—	(11.0)
Inter-company activity	14.9	11.4	(27.5)	1.2	—
SunCoke Middletown distributions to noncontrolling interest owners	—	—	(12.8)	—	(12.8)
Other financing items, net	—	—	(0.4)	—	(0.4)
Net cash flows from financing activities	2.2	377.6	(40.7)	1.2	340.3
Net decrease in cash and cash equivalents	—	(0.4)	(4.2)	—	(4.6)
Cash and equivalents, beginning of period	—	19.9	22.1	—	42.0
Cash and equivalents, end of period	$—	$19.5	$17.9	$—	$37.4

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

Overview

The challenging domestic and global economic conditions that the Company and much of the steel industry have faced in recent years continued in the second quarter of 2013. These conditions included a slow economic recovery in the United States and in other parts of the world, continued weakness and uncertainty with regard to the economies of Western Europe and China, excess global steelmaking capacity, particularly in China, and continued strong competition in the United States from imports and from domestic producers with new or expanded facilities or under-utilized existing facilities. The aggregate effect of these conditions resulted in a significant oversupply of steel relative to demand, which had the effect of suppressing pricing for most of the Company’s steel products. Despite this suppressed pricing for finished steel products, input costs remained disproportionately high for certain raw materials due to strong demand from China. Toward the end of the second quarter, the Company began to see some increases in carbon steel spot market pricing. However, the Company experienced a decline in electrical steel spot market pricing during the quarter, particularly with regard to international sales as a result of the weak global economic conditions.

The Company’s second quarter results were also affected by planned and unplanned outages at its Middletown Works blast furnace. In April, the Middletown blast furnace underwent a planned seven-day maintenance outage. This was the first major maintenance outage to the blast furnace since the furnace was relined in 2009. The Company recorded expenses of $21.6 during the second quarter of 2013 in connection with planned maintenance outages. The Company also experienced an unplanned outage of its Middletown Works blast furnace due to a mechanical failure in the charging apparatus internal to the furnace on June 22, 2013. The Company immediately executed its contingency plan, including taking the blast furnace off-line to prevent any damage to the furnace and to position it for start-up once the repairs were completed. The Company completed repairs and started up the blast furnace on July 12, 2013 and began to ramp it up to full production. The furnace has now returned to full production. As a result of the outage, the Company increased production of carbon steel at its Butler Works electric arc furnace, continued to use its Ashland Works blast furnace and purchased some carbon slabs to help service its customers. The Company maintains property damage and business interruption insurance, and it currently expects that the retained portion of the losses will be between approximately $18.0 and $23.0 before taxes. Approximately $6.2 of this loss affected the second quarter of 2013 financial results. The balance is expected to be recognized in the second half of 2013. The extent and timing of the impact on the second half financial results will depend on whether an agreement with the insurance underwriters on the insured portion of the loss is reached and, if so, when such an agreement is reached.

As a result, in the second quarter of 2013, the Company reported a net loss of $40.4, or $0.30 per diluted share of common stock. Compared to the second quarter of 2012, revenue declined by approximately 9%. This was principally attributable to a decline in average selling prices compared to the second quarter of 2012, combined with a decline in shipments due in part to the unplanned outage of the Middletown Works blast furnace. The Company’s average selling price for the second quarter of 2013 was $1,061 per ton, a decrease of approximately 8% from the Company’s average selling price of $1,152 per ton for the second quarter of 2012, principally due to lower spot market prices for carbon steel products, reduced raw material surcharges and lower selling prices for electrical steel products globally. As noted above, the Company recorded expenses of $21.6 during the second quarter of 2013 for planned maintenance outages, compared to planned maintenance outage costs of $1.0 in each of the second quarter of 2012 and the first quarter of 2013. Also as noted above, the 2013 second quarter results include expenses of $6.2 for costs related to the unplanned Middletown blast furnace outage. On the positive side, the Company benefited from lower raw material costs compared to the second quarter of 2012, primarily for carbon scrap and iron ore. The Company recorded a LIFO credit of $12.4 for the second quarter of 2013, compared to a LIFO credit of $18.3 for the second quarter of 2012.

There were significant accomplishments during the second quarter with respect to the Company’s strategic vertical integration investments in iron ore and coal. In May 2013, Magnetation entered into a $50.0 revolving credit facility and completed a private offering of $325.0 of senior secured debt, the net proceeds of which will be used primarily for capital expenditures related to the construction of its iron ore pellet plant in Reynolds, Indiana and additional concentrate capacity in northern Minnesota. This followed Magnetation’s receipt in April 2013 of the key environmental permits required for the construction and operation of the pellet plant and additional concentrate capacity. Construction of the pellet plant is progressing at an accelerated pace and the Company continues to anticipate that it could commence production by late 2014. There were also major accomplishments at AK Coal during the quarter. In June 2013, AK Coal received its permit to mine from the Pennsylvania Department of Environmental Protection. AK Coal subsequently commenced mining operations at its initial underground mine in Somerset County, Pennsylvania and has begun shipping coal to be coked for use in AK Steel’s blast furnaces.

Steel Shipments

Total shipments were 1,323,700 tons and 1,335,800 tons for the three months ended June 30, 2013 and 2012, respectively. Total shipments were 2,613,500 tons and 2,661,700 tons for the six months ended June 30, 2013 and 2012, respectively. The decrease in total shipments in the second quarter of 2013 compared to the prior year was attributable principally to lower carbon spot market and stainless/electrical steel shipments, partially offset by increased automotive shipments. The unplanned outage of the Middletown Works blast furnace also contributed to the decline in shipments in the second quarter of 2013. For the three months ended June 30, 2013, value-added products comprised 86.7% of total shipments, compared to 85.2% of total shipments in the three months ended June 30, 2012. For the six months ended June 30, 2013, value-added products comprised 85.6% of total shipments, compared to 84.9% of total shipments for the six months ended June 30, 2012. The Company continued to focus on maximizing profitability through product mix adjustments based on current and projected market demands—both domestically and internationally. The following table presents net shipments by product line:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
Value-added Shipments	(tons in thousands)				(tons in thousands)
Stainless/electrical	215.1	16.2%	227.5	17.0%	419.5	16.1%	442.4	16.6%
Coated	639.1	48.3%	597.9	44.8%	1,216.2	46.5%	1,181.1	44.4%
Cold-rolled	262.1	19.8%	277.1	20.7%	539.5	20.6%	563.1	21.2%
Tubular	31.5	2.4%	35.7	2.7%	63.0	2.4%	72.0	2.7%
Subtotal value-added shipments	1,147.8	86.7%	1,138.2	85.2%	2,238.2	85.6%	2,258.6	84.9%
Non Value-added Shipments
Hot-rolled	151.8	11.5%	171.6	12.8%	324.1	12.4%	342.1	12.9%
Secondary	24.1	1.8%	26.0	2.0%	51.2	2.0%	61.0	2.2%
Subtotal non value-added shipments	175.9	13.3%	197.6	14.8%	375.3	14.4%	403.1	15.1%
Total shipments	1,323.7	100.0%	1,335.8	100.0%	2,613.5	100.0%	2,661.7	100.0%

Sales

For the three months ended June 30, 2013, net sales were $1,404.5, a 9% decrease from net sales of $1,538.4 for the three months ended June 30, 2012. For the six months ended June 30, 2013, net sales were $2,774.3, a 9% decrease from net sales of $3,047.1 for the six months ended June 30, 2012. The Company’s average selling price for the second quarter of 2013 was $1,061 per ton, a decrease of approximately 8% from the Company’s average selling price of $1,152 per ton for the second quarter of 2012. The Company’s average selling price for the six months ended June 30, 2013 was $1,061 per ton, a decrease of approximately 7% from the Company’s average selling price of $1,145 per ton for the six months ended June 30, 2012. The lower average selling price for the second quarter of 2013 compared to the second quarter of 2012 was driven principally by lower selling prices for spot market carbon sales, lower selling prices for sales of electrical steel, particularly to the international market, and reduced raw material surcharges as a result of lower raw material costs. Net sales to customers outside the United States for the three and six months ended June 30, 2013 totaled $182.3 and $368.9, respectively, compared to $224.4 and $449.5 for the three and six months ended June 30, 2012, respectively. These declines were primarily the result of continued weak global economic conditions, which have primarily affected the Company’s international sales of electrical steel.

Cost of Products Sold

For the three months ended June 30, 2013, the Company experienced lower steelmaking costs, primarily as a result of lower costs for iron ore, carbon scrap, coal and coke, partially offset by higher outage costs associated with the Middletown Works blast furnace, compared to the three months ended June 30, 2012. For the six months ended June 30, 2013, the Company experienced lower steelmaking costs, primarily as a result of lower costs for iron ore, carbon scrap, coal and coke, partially offset by higher outage and operating costs associated with the Middletown Works blast furnace, compared to the same period in 2012. LIFO credits of $12.4 and $18.4 were recorded for the three and six months ended June 30, 2013, compared to LIFO credits of $18.3 and $30.7 for the three and six months ended June 30, 2012. The Company had planned maintenance outage costs of $21.6 and $22.6 in the three and six months ended June 30, 2013, respectively, while it incurred $1.0 and $1.6 of such costs in the corresponding periods of 2012. As noted above, the results for the three and six months ended June 30, 2013, also include expenses of $6.2 for costs related to the unplanned Middletown blast furnace outage.

Selling and Administrative Expenses

Selling and administrative expenses for the three and six months ended June 30, 2013 were $50.2 and $101.8, respectively, compared to $50.8 and $106.6 for the three and six months ended June 30, 2012, respectively. The decrease was primarily the result of lower stock compensation costs for the six months ended June 30, 2013.

Depreciation

Depreciation expense for the three and six months ended June 30, 2013 was $47.9 and $96.5, respectively, compared to $48.4 and $96.7 for the corresponding periods in 2012.

Pension and Other Postretirement Employee Benefit (“OPEB”) Expense (Income)

The Company recorded pension and OPEB income of $16.5 and $32.4 for the three and six months ended June 30, 2013, respectively. Pension and OPEB income was $9.9 and $18.4 for the corresponding periods in 2012. The increase in income for the three and six months ended June 30, 2013 compared to the prior year was largely a result of a decrease in the interest cost on the Company’s pension and OPEB obligations.

Operating Profit

The Company reported an operating profit of $13.7 and $46.9 in the three and six months ended June 30, 2013, respectively, compared to operating profit of $56.7 and $60.8 in the three and six months ended June 30, 2012, respectively. For both the three and six months ended June 30, 2013, the Company experienced year-over-year decreases in average selling prices, lower sales volumes and higher costs for planned maintenance outages, partially offset by lower costs for iron ore, carbon scrap, coal and coke compared to the same periods in 2012. Included in operating profit was operating profit related to SunCoke Middletown of $15.0 and $31.9 for the three and six months ended June 30, 2013, respectively, compared to $10.6 and $18.5 for the corresponding periods in 2012.

Interest Expense

Interest expense for the three and six months ended June 30, 2013 was $32.0 and $63.0, respectively, compared to $21.8 and $38.0 for the same periods in 2012. The increases over 2012 were primarily related to the late 2012 issuance of indebtedness with interest rates higher than the revolver borrowings outstanding during the first half of 2012.

Other Income (Expense)

Other income (expense) was $2.5 and $4.3 for the three and six months ended June 30, 2013, respectively, compared to other income (expense) of $(4.7) and $(3.8) for the three and six months ended June 30, 2012, respectively. Other income (expense) is primarily related to foreign exchange gains and losses and the Company’s share of income related to Magnetation. Included in other income (expense) was the Company’s share of income (loss) related to Magnetation of $(1.2) and $1.1 for the three and six months ended June 30, 2013, respectively, and zero and $(0.4) for the corresponding periods in 2012.

Income Taxes

Income taxes recorded through June 30, 2013, were estimated using the discrete method, which was based on actual year-to-date pre-tax loss through June 30, 2013, as well as the related change in the valuation allowance on deferred tax assets. The Company was unable to estimate pre-tax income for the remainder of 2013 with sufficient precision for purposes of the effective tax rate method, which requires consideration of a projection of full-year income and the expected change in the valuation allowance. The estimated annual effective tax rate method was not reliable due to its sensitivity to small changes to forecasted annual pre-tax earnings and the effect of the Company’s valuation allowance, which create results with significant variations in the customary relationship between income tax expense and pre-tax income for the interim periods. As a result, the use of the discrete method is more appropriate than the annual effective tax rate method. The Company has estimated the change in valuation allowances required based on the year-to-date pre-tax loss and the change in value of the identified tax-planning strategy, which is determined based on year-to-date LIFO income. Included in income tax provision are non-cash charges of $20.7 and $21.8 in the three and six months ended June 30, 2013, for changes in the valuation allowance on the Company’s deferred tax assets. The Company recorded a non-cash charge of $736.0 in the three and six months ended June 30, 2012, for an adjustment of the valuation allowance because of the change in judgment about the realizability of the deferred tax assets.

In the first quarter of 2013, SunCoke completed an initial public offering of an affiliate, SunCoke Energy Partners, L.P., a master limited partnership. As a result of a change in the legal structure of the SunCoke entities that own SunCoke Middletown made in connection with the offering, income taxes are no longer allocated to net income attributable to SunCoke Middletown beginning in the first quarter of 2013. Thus, effective January 1, 2013 the Company’s income tax provision no longer includes the effect of that allocation. However, for the three and six months ended June 30, 2012, the consolidated income tax provision included $4.1 and $7.1, respectively, associated with SunCoke Middletown. Neither the former tax allocation nor the January 1, 2013 change eliminating that allocation had any effect on the net income (loss) attributable to AK Holding in any period.

Net Income (Loss)

As a result of the various factors and conditions described above, the Company reported a net loss attributable to AK Holding in the three months ended June 30, 2013, of $40.4, or $0.30 per diluted share, compared to a net loss of $724.2, or $6.55 per diluted share, in the three months ended June 30, 2012.

For the six months ended June 30, 2013, net loss attributable to AK Holding was $50.3, or $0.37 per diluted share, compared to a net loss of $736.0, or $6.66 per diluted share, in the six months ended June 30, 2012.

Adjusted EBITDA

Adjusted EBITDA (as defined below under Non-GAAP Financial Measures) was $47.5, or $36 per ton, and $88.3, or $66 per ton, for the second quarter of 2013 and 2012, respectively.

Adjusted EBITDA was $114.3, or $44 per ton, and $137.2, or $52 per ton, for the six months ended June 30, 2013 and 2012, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income (loss) attributable to AK Holding	$(40.4)	$(724.2)	$(50.3)	$(736.0)
Net income attributable to noncontrolling interests	14.9	6.6	31.6	11.5
Income tax provision (benefit)	9.7	747.8	6.9	743.5
Interest expense	32.0	21.8	63.0	38.0
Interest income	(0.2)	(0.1)	(0.9)	(0.2)
Depreciation	47.9	48.4	96.5	96.7
Amortization	2.0	2.3	6.1	9.2
EBITDA	65.9	102.6	152.9	162.7
Less: EBITDA of noncontrolling interests (a)	18.4	14.3	38.6	25.5
Adjusted EBITDA	$47.5	$88.3	$114.3	$137.2

(a)	The reconciliation of EBITDA of noncontrolling interests to net income attributable to noncontrolling interests is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income attributable to noncontrolling interests	$14.9	$6.6	$31.6	$11.5
Income tax provision	—	4.1	—	7.1
Depreciation	3.5	3.6	7.0	6.9
EBITDA of noncontrolling interests	$18.4	$14.3	$38.6	$25.5

Outlook

Consistent with its current practice, AK Steel expects to provide detailed guidance for the Company’s third quarter results in September. The Company notes, however, that it expects that its third quarter financial results will be affected by losses related to its unplanned blast furnace outage. Those losses, after insurance recovery, are expected to be between $12.0 and $17.0 in the second half of 2013. The extent of the impact on the third quarter could be greater, however, if agreement with the insurance underwriters on the insured portion of the loss is not reached during the third quarter.

Liquidity and Capital Resources

At June 30, 2013, the Company had total liquidity of $905.3, consisting of $47.6 of cash and cash equivalents of the Company and $857.7 of availability under the Company’s $1.1 billion asset-backed revolving credit facility (“Credit Facility”). Availability under the Credit Facility fluctuates monthly based on the varying levels of eligible collateral. As of June 30, 2013, the Company’s eligible collateral, after application of applicable advance rates, was $971.6. The Credit Facility is secured by the Company’s inventory and accounts receivable. At June 30, 2013, there were outstanding borrowings of $40.0 under the Credit Facility, and availability was further reduced by $73.9 due to outstanding letters of credit. During the six-month period ended June 30, 2013, utilization of the Credit Facility ranged from zero to $75.0, with outstanding borrowings averaging $9.3 per day. The Company anticipates utilizing the Credit Facility as it deems necessary to fund requirements for working capital, capital investments and other general corporate purposes. Consolidated cash and cash equivalents of $58.4 at June 30, 2013, includes $10.8 of cash and cash equivalents of SunCoke Middletown, which is not available for the Company’s use.

In June 2013, AK Steel issued $30.0 of aggregate principal amount of its 8.75% Senior Secured Notes due 2018 at an issue price of 106.5%, as an add-on to its outstanding $350.0 aggregate principal amount of such notes (collectively, the “Secured Notes”). Net proceeds from this offering of $30.9 were used for general corporate purposes. In July, 2013, the Company filed a registration statement with the Securities and Exchange Commission the “Commission”), which the Commission subsequently declared effective, offering to exchange the existing, unregistered Secured Notes for new senior secured notes with substantially identical terms that are registered under the Securities Act of 1933, as amended. The exchange offer is ongoing and will expire August 28, 2013, unless otherwise extended by the Company. AK Steel will not receive any additional proceeds from the exchange offer. Also during the second quarter of 2013, the Company repurchased an aggregate principal amount of $30.0 of its senior unsecured notes in private, open market transactions. The repurchases were comprised of $20.2 and $9.8 of the Company’s 7.625% Senior Notes due May 2020 and the 8.375% Senior Notes due April 2022, respectively. These repurchases were unsolicited and completed at a discount to the senior unsecured notes’ par value. The Company recognized a gain on the repurchases of $2.9 for the quarter ended June 30, 2013.

Cash used by operations totaled $104.5 for the six months ended June 30, 2013. This total included cash generated by SunCoke Middletown of $39.8, which can only be used by SunCoke Middletown for its operations or distributed to SunCoke. Primary uses of cash were $71.3 for pension contributions, $32.5 for OPEB payments and an increase in working capital of $62.7, partially offset by cash generated from normal business activities. The increase in working capital resulted primarily from an increase in accounts receivable and inventory quantities based on seasonal trends. An increase in accounts payable due to higher inventory levels partially offset this use of cash.

The Company believes that its current sources of liquidity will be adequate to meet its obligations for the foreseeable future. Future liquidity requirements for employee benefit plan contributions, scheduled debt maturities, debt redemptions and capital investments are expected to be funded by internally-generated cash and other financing sources. To the extent, if at all, that the Company would need to fund any of its working capital or planned capital investments other than through internally-generated cash, the Company has available its Credit Facility. The Company also could seek to access the capital markets if and when it perceives conditions are favorable. The Credit Facility expires in April 2016 and any amounts outstanding under it at that time would need to be repaid or refinanced.  Otherwise, the Company has no significant scheduled debt maturities until December 2018, when its $380.0 of Senior Secured Notes are due. The Company’s forward-looking statements on liquidity are based on currently available information and expectations and, to the extent the information or expectations are inaccurate or conditions deteriorate, there could be a material adverse effect on the Company’s liquidity.

Pension- and Retiree Healthcare Benefit-related Matters

The Company expects to contribute $181.5 to the master pension trust during 2013.  Of this total, $71.3 was made in the first half of 2013 and $68.9 was made in July 2013, leaving $41.3 to be made during the remainder of 2013.  In July 2013, The Company made payments to Voluntary Employees Beneficiary Association (“VEBA”) trusts of $30.8 pursuant to settlements of class actions filed on behalf of certain retirees from the Company’s Butler Works and Zanesville Works relating to the Company’s OPEB obligations to such retirees. Based on current actuarial valuations, the Company estimates that its required annual pension contributions will be approximately $210.0 in 2014 and $125.0 in 2015.

Investing and Financing Activities

During the six months ended June 30, 2013, net cash used by investing activities totaled $77.6, primarily for capital investments of $32.4 and a contribution to Magnetation of $50.0.

For 2013, the Company anticipates making capital investments of approximately $60.0 in its steelmaking and finishing operations. AK Steel also expects to make capital investments during 2013 of approximately $20.0 in AK Coal and the development of its coal reserves. In addition, additional strategic investments in Magnetation may be required during the remainder of 2013 based on Magnetation’s liquidity requirements, as discussed in the Strategic Investments—Magnetation section below, but are not currently expected. In the near-term, the Company expects to fund these investments from cash generated from operations or from borrowings under its Credit Facility.

During the six months ended June 30, 2013, cash generated by financing activities totaled $13.5. This consisted primarily of gross proceeds of $31.9 received from the add-on issuance of Secured Notes and $40.0 of borrowings under the Credit Facility, partially offset by $27.0 to repurchase long-term debt and $27.6 of distributions from SunCoke Middletown to its noncontrolling interest owners.

Dividends

The Company’s Credit Facility contains certain restrictive covenants with respect to the Company’s payment of dividends. Under these covenants, dividends are permitted provided (i) availability under the Credit Facility exceeds $247.5 or (ii) availability exceeds $192.5 and the Company meets a fixed charge coverage ratio of one to one as of the most recently ended fiscal quarter. If the Company cannot meet either of these thresholds, dividends would be limited to $12.0 annually. At June 30, 2013, the availability under the Credit Facility significantly exceeded $247.5. Accordingly, although the Company has elected to suspend its dividend program, there currently are no covenants that would restrict the Company’s ability to declare and pay a dividend to its stockholders.

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

Strategic Investments

AK Coal

During the second quarter of 2013, AK Coal, a wholly-owned subsidiary of AK Steel that controls (through ownership or lease) significant reserves of low-volatile metallurgical coal, was issued a permit to mine from the Pennsylvania Department of Environmental Protection. AK Coal began mining activities soon after the permit was issued, and expects to steadily increase its output of coal to be shipped to facilities to be coked for use in AK Steel’s blast furnaces. AK Coal also continues to develop and refine its mine development plan, which will provide its planned approach to mining coal in the area for years to come.

AK Steel continues to anticipate that its investment in AK Coal will total approximately $96.0. Of this total, the Company has expended approximately $53.0 through June 30, 2013. The Company expects to invest approximately $12.0 in the remainder of 2013. The timing of the remaining capital expenditures will be driven principally by the Company’s decisions as to how quickly to open up additional mines to increase coal production. Those decisions will be driven by a variety of factors, including the Company’s capital deployment decisions and the then-market prices at which the Company may purchase third-party coal.

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

The Company estimates that Magnetation’s capital investment required to complete Phase II will total approximately $470.0. Of this total, the pellet plant itself is expected to require approximately $350.0, with the additional concentrate capacity requiring the remaining estimated $120.0. Factors that may affect the cost of the pellet plant include, among other things, costs related to accelerating the construction of the facility, such as premiums for rush delivery of equipment and greater overtime by construction contractors. Other companies’ pellet plant facility investment costs have in some cases been substantially higher than those expected for the Magnetation plant. The lower costs expected for the Magnetation plant are due chiefly to the proprietary process used by Magnetation’s concentrate plants to produce refined feedstock for its pellet plant at a low capital intensity. This process will enable Magnetation to avoid some of the other processes (and forego the related capital costs) that a traditional integrated mining and pellet plant facility typically requires, such as stripping, drilling, blasting, primary crushing, secondary crushing, tertiary crushing and primary grinding. Instead, Magnetation will only need to construct a pelletizing furnace facility and some limited related infrastructure to support the plant’s operations. As such, AK Steel anticipates that Magnetation’s capital costs to construct its pellet plant will be substantially lower than the costs of constructing a traditional end-to-end iron ore mining, crushing, grinding, concentrating and pelletizing facility. Construction of the pellet plant is expected to be completed, and it is expected to commence operations, by the fourth quarter of 2014. This estimate is subject to change, however, because the timing will be driven by a number of variables, such as achieving construction deadlines and timely deliveries of key equipment.

In May 2013, Magnetation completed a private offering of $325.0 aggregate principal amount of 11.00% Senior Secured Notes due 2018 (the “Magnetation Secured Notes”). Magnetation will use the net proceeds of the offering principally for capital expenditures related to the construction of its proposed iron ore pellet plant in Reynolds, Indiana and additional concentrate capacity in northern Minnesota, working capital and general corporate purposes. Concurrently with the closing of the Magnetation Secured Notes offering, Magnetation entered into a $50.0 senior secured revolving credit facility with a group of lenders (the “Magnetation Credit Facility”). Both the Magnetation Secured Notes and the Magnetation Credit Facility are non-recourse to AK Steel.

In conjunction with these financing transactions by Magnetation, AK Steel contributed $50.0 of its remaining $150.0 capital commitment to Magnetation. With respect to AK Steel’s remaining $100.0 capital commitment, pursuant to an agreement between AK Steel and Magnetation, Inc., the other equity owner in the joint venture, Magnetation may obtain a capital contribution from AK Steel in an amount up to $35.0 following any month in which Magnetation’s unrestricted cash balance is less than $50.0. AK Steel does not anticipate making any additional capital contributions to Magnetation in 2013 and expects to contribute the remaining $100.0 in 2014, prior to the commencement of operations at the pellet plant.

Automotive Market

The Company sells a significant portion of its flat-rolled carbon steel products and stainless steel products to automotive manufacturers and to distributors, service centers and converters who in some cases will resell the products to the automotive industry.

Because the automotive market is an important element of the Company’s business, North American light vehicle production affects the Company’s total sales and shipments. During the first half of 2013, improvements in the automotive market had a positive impact on the Company’s sales and shipments. The automotive market grew to 50% of the Company’s first-half revenues, compared to 45% for the year 2012. In fact, following a strong first quarter of shipments to the automotive market, in the second quarter of 2013 the Company experienced its highest level of shipments to that market since the third quarter of 2007.  Further increases in light vehicle production volumes are projected for the remainder of 2013 and AK Steel intends to continue its efforts to increase automotive market share.

Electrical Steel Market

The Company sells its electrical steel products, which are iron-silicon alloys with unique magnetic properties, primarily to manufacturers of power transmission and distribution transformers and electrical motors and generators in the infrastructure and manufacturing markets. The Company sells its electrical steel products both domestically and internationally.

As a result of the major global recession which started in late 2008, the Company has experienced a significant decrease in both its domestic and international sales of grain-oriented electrical steel (“GOES”) products. The domestic GOES market was negatively impacted by reduced maintenance and capital spending by utilities and the decline in the United States housing and construction markets, which principally drive the domestic need for new electrical transformers. Internationally, this reduction was caused principally by a decline in spending for new electric power transmission and distribution transformers in developing countries. To a lesser extent, the Company’s international electrical steel sales also were negatively impacted by the determination in a China trade case to impose duties on GOES imported from the United States. See the discussion of the GOES trade case in Note 7 to the condensed consolidated financial statements.

Although overall pricing for GOES continues to be well below pre-recession levels, GOES shipments in the NAFTA market have improved in the last couple of years as power generation and distribution activities picked up. However, weakness in the United States housing and construction markets over the last several years has hampered the Company’s efforts to return its domestic GOES shipments to the same volume it had prior to the global recession. The domestic housing and construction industry was significantly affected by the recession which began in 2008 and has struggled to make any noticeable improvement since then.  Housing starts in the United States in 2012 remained near historically low levels for the fourth consecutive year, though they showed improvement during 2012 and have continued to improve in 2013.  To the extent that domestic housing starts, especially single family housing starts, remain at a low level, it is likely that the Company’s electrical steel sales and shipments will continue to be negatively affected.

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

On February 1, 2012, the United States Department of Energy (“DOE”) proposed revised energy efficiency standards for certain types of electrical distribution transformers, which potentially could affect the use of GOES in certain types of distribution transformers. On April 9, 2013, the DOE issued the final rule and the new standards are scheduled to become effective in January 2016. Many of the manufacturers of the transformers subject to the proposed new standards are customers of the Company. The new efficiency standards are not expected to have a major impact on the competitiveness of GOES for use in the distribution transformers covered by the new standards. Moreover, with respect to some types of distribution transformers, the proposed new standards have the potential for increasing the market for GOES. The Company will work diligently to engage in research and development to enhance the available market for its GOES products under the new efficiency standards.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company’s primary areas of market risk include changes in (a) interest rates, (b) the prices of raw materials and energy sources, and (c) foreign currency exchange rates. The Company manages interest rate risk by issuing variable- and fixed-rate debt, and had total long-term indebtedness (excluding unamortized debt discount and premium) of $1,450.5 and $1,450.9 at June 30, 2013 and December 31, 2012, respectively. The amount at June 30, 2013, consisted of $1,424.5 of fixed-rate debt and $26.0 of variable-rate Industrial Revenue Bonds. In addition, at June 30, 2013, the Company had $40.0 of short-term borrowings under its Credit Facility that bears interest at variable interest rates. No borrowings were outstanding under the Company’s Credit Facility at December 31, 2012. An increase in prevailing interest rates would increase interest expense and interest paid for the variable-rate debt, including any outstanding borrowings under the Credit Facility. For example, a 1% increase in interest rates would result in an increase in annual interest expense of approximately $0.7 on the Company’s outstanding debt at June 30, 2013.

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

For derivatives designated in cash flow hedging relationships, the effective portion of the gains and losses from the use of these instruments for natural gas, electricity, iron ore, zinc and hot roll carbon steel coils are recorded in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets and recognized into net sales or cost of products sold in the same period as the earnings recognition of the associated underlying transaction. At June 30, 2013, accumulated other comprehensive income (loss) included $7.4 in unrealized after-tax gains for these derivative instruments. All other commodity price swaps and options are marked to market and recognized into net sales or cost of products sold with the offset recognized as an asset or accrued liability. At June 30, 2013, other current assets of $4.7, other non-current assets of $0.1, accrued liabilities of $0.5 and other noncurrent liabilities of $0.4 were included on the Consolidated Balance Sheets for the fair value of commodity derivatives. At December 31, 2012, other current assets of $25.5 and accrued liabilities of $1.3 were included on the Consolidated Balance Sheets for the fair value of commodity derivatives.

The following table presents the negative effect on pre-tax income of a hypothetical change in the fair value of derivative instruments outstanding at June 30, 2013, due to an assumed 10% and 25% decrease in the market price of each of the indicated commodities.

	Negative Effect on Pre-tax Income
Commodity Derivative	10% Decrease	25% Decrease
Natural gas	$0.2	$1.5
Nickel	0.5	1.2
Zinc	1.1	2.6
Iron ore	7.7	19.3
Hot roll carbon steel coils	(1.2)	(3.0)

Because these instruments are structured and used as hedges, these hypothetical losses would be offset by the benefit of lower prices paid for the physical commodity used in the normal production cycle or lower prices received from the sale of hot roll coils. The Company does not enter into swap or option contracts for trading purposes.

The Company also is subject to risks of exchange rate fluctuations on a portion of intercompany receivables that are denominated in foreign currencies. The Company uses forward currency contracts to manage exposures to certain of these currency price fluctuations. At June 30, 2013 and December 31, 2012, the Company had outstanding forward currency contracts with a total contract value of $29.2 and $21.0, respectively, for the sale of euros. At June 30, 2013, other current assets of $0.1 were included on the Consolidated Balance Sheets for the fair value of these contracts. At December 31, 2012, accrued liabilities of $0.2 were included on the Consolidated Balance Sheets for the fair value of these contracts. Based on the contracts outstanding at June 30, 2013, a 10% change in the dollar to euro exchange rate would result in an approximate $2.9 pretax effect on the value of these contracts on a mark-to-market basis, which would offset the effect of a change in the exchange rate on the underlying receivable.

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

PART II. OTHER INFORMATION
(dollars in millions, except per share data)

Item 1. Legal Proceedings.

The information called for by this item is incorporated herein by reference to Note 7 of the condensed consolidated financial statements included in Part I, Item 1.

Item 1A. Risk Factors.

The Company cautions readers that its business activities involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management. The Company described the principal risk factors that could impact its results in its Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities in the quarter ended June 30, 2013.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
April 2013	—	$—	—
May 2013	20,392	3.53	—
June 2013	1,793	3.48	—
Total	22,185	3.53	—	$125.6

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

Item 4. Mine Safety Disclosures.

The operation of AK Coal’s North Fork mine and Coal Innovations, LLC coal washing plant (collectively, the “AK Coal Operations”) are subject to regulation by the Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977, as amended (“Mine Act”). MSHA inspects mining and processing operations, such as the AK Coal Operations, on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. Exhibit 95.1 to this Quarterly Report sets forth citations and orders from MSHA and other regulatory matters required to be disclosed by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act or otherwise under this Item 4.

Item 6. Exhibits.

Exhibit Number	Description
10.1
Registration Rights Agreement, dated as of June 24, 2013, among AK Steel Holding Corporation, AK Steel Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as the initial purchaser (incorporated by reference to Exhibit 10.2 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on June 24, 2013).

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
95.1	Mine Safety Disclosure Exhibit
101
Financial statements from the Quarterly Report on Form 10-Q of AK Steel Holding Corporation for the quarter ended June 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity (Deficit) and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AK STEEL HOLDING CORPORATION
(Registrant)

Dated:	August 2, 2013	/s/ ROGER K. NEWPORT
Roger K. Newport
Vice President, Finance and Chief Financial Officer

Dated:	August 2, 2013	/s/ GREGORY A. HOFFBAUER
Gregory A. Hoffbauer
Controller and Chief Accounting Officer