Form 10-Q
period 2013-09-30
AK STEEL HOLDING CORP
filed 2013-11-01
CIK 918160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

or

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

There were 136,340,445 shares of common stock outstanding as of October 30, 2013.

AK STEEL HOLDING CORPORATION

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited)	2013	2012	2013	2012

Net sales	$1,331.3	$1,463.5	$4,105.6	$4,510.6

Cost of products sold (exclusive of items shown separately below)	1,222.4	1,385.0	3,783.9	4,186.4
Selling and administrative expenses (exclusive of items shown separately below)	51.5	51.9	153.3	158.5
Depreciation	48.4	48.2	144.9	144.9
Pension and OPEB expense (income)	(16.9)	(9.6)	(49.3)	(28.0)

Total operating costs	1,305.4	1,475.5	4,032.8	4,461.8

Operating profit (loss)	25.9	(12.0)	72.8	48.8

Interest expense	32.1	22.4	95.1	60.4
Other income (expense)	(2.8)	5.7	1.5	1.9

Income (loss) before income taxes	(9.0)	(28.7)	(20.8)	(9.7)

Income tax provision	6.7	23.8	13.6	767.3

Net income (loss)	(15.7)	(52.5)	(34.4)	(777.0)
Less: Net income attributable to noncontrolling interests	16.0	8.4	47.6	19.9

Net income (loss) attributable to AK Steel Holding Corporation	$(31.7)	$(60.9)	$(82.0)	$(796.9)

Basic and diluted earnings per share:
Net income (loss) attributable to AK Steel Holding Corporation common stockholders	$(0.23)	$(0.55)	$(0.60)	$(7.21)

Dividends declared and paid per share	$—	$—	$—	$0.10

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited)	2013	2012	2013	2012
Net income (loss)	$(15.7)	$(52.5)	$(34.4)	$(777.0)
Other comprehensive income (loss), before tax:
Foreign currency translation gain (loss)	1.2	0.7	0.5	0.3
Cash flow hedges:
Gains (losses) arising in period	10.3	(8.5)	0.6	(21.2)
Reclassification of losses (gains) to net income (loss)	(5.9)	11.3	(20.5)	31.9
Unrealized holding gains (losses) on securities:
Unrealized holding gains (losses) arising in period	—	0.5	0.2	0.8
Pension and OPEB plans:
Prior service credit (cost) arising in period	(6.1)	—	(6.1)	—
Gains (losses) arising in period	9.6	—	9.6	—
Reclassification of prior service cost (credits) included in net income (loss)	(19.1)	(18.3)	(57.3)	(55.0)
Reclassification of losses (gains) included in net income (loss)	6.6	6.1	21.0	18.3
Other comprehensive income (loss), before tax	(3.4)	(8.2)	(52.0)	(24.9)
Income tax provision related to items of comprehensive income (loss)	—	—	—	—
Other comprehensive income (loss)	(3.4)	(8.2)	(52.0)	(24.9)
Comprehensive income (loss)	(19.1)	(60.7)	(86.4)	(801.9)
Less: Comprehensive income attributable to noncontrolling interests	16.0	8.4	47.6	19.9
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$(35.1)	$(69.1)	$(134.0)	$(821.8)

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share data)

(unaudited)	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$65.7	$227.0
Accounts receivable, net	536.6	473.9
Inventory, net	684.6	609.2
Deferred tax assets, current	70.8	73.2
Other current assets	44.8	59.4
Total current assets	1,402.5	1,442.7
Property, plant and equipment	5,974.0	5,943.9
Accumulated depreciation	(4,068.3)	(3,931.6)
Property, plant and equipment, net	1,905.7	2,012.3
Other non-current assets:
Investment in AFSG Holdings, Inc.	55.6	55.6
Investment in Magnetation LLC	190.4	150.0
Goodwill	37.1	37.1
Deferred tax assets, non-current	79.6	88.2
Other non-current assets	95.5	117.2
TOTAL ASSETS	$3,766.4	$3,903.1
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Short-term borrowings under credit facility	$185.0	$—
Accounts payable	563.9	538.3
Accrued liabilities	179.1	164.8
Current portion of long-term debt	0.7	0.7
Current portion of pension and other postretirement benefit obligations	78.9	108.6
Total current liabilities	1,007.6	812.4
Non-current liabilities:
Long-term debt	1,415.4	1,411.2
Pension and other postretirement benefit obligations	1,447.1	1,661.7
Other non-current liabilities	108.1	108.8
TOTAL LIABILITIES	3,978.2	3,994.1
Equity (deficit):
Common stock, authorized 200,000,000 shares of $.01 par value each; issued 149,651,303 and 149,094,571 shares in 2013 and 2012; outstanding 136,341,621 and 135,944,172 shares in 2013 and 2012	1.5	1.5
Additional paid-in capital	2,077.1	2,069.7
Treasury stock, common shares at cost, 13,309,682 and 13,150,399 shares in 2013 and 2012	(174.0)	(173.3)
Accumulated deficit	(2,486.3)	(2,404.3)
Accumulated other comprehensive income (loss)	(50.9)	1.1
Total stockholders’ equity (deficit)	(632.6)	(505.3)
Noncontrolling interests	420.8	414.3
TOTAL EQUITY (DEFICIT)	(211.8)	(91.0)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$3,766.4	$3,903.1

The Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, include the following amounts related to consolidated variable interest entities, prior to intercompany eliminations. See Note 11 for more information concerning variable interest entities.

(unaudited)	September 30, 2013	December 31, 2012
SunCoke Middletown
Cash and cash equivalents	$13.4	$—
Accounts receivable, net	0.5	1.0
Inventory, net	23.3	28.3
Property, plant and equipment	417.6	414.5
Accumulated depreciation	(25.5)	(15.0)
Accounts payable	10.5	15.4
Other assets (liabilities), net	0.1	(1.2)
Noncontrolling interests	418.9	412.2

Other variable interest entities
Cash and cash equivalents	$0.8	$1.2
Property, plant and equipment	11.5	11.4
Accumulated depreciation	(9.1)	(8.9)
Other assets (liabilities), net	0.6	0.6
Noncontrolling interests	1.9	2.1

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
	Nine Months Ended September 30,
(unaudited)	2013	2012
Cash flows from operating activities:
Net income (loss)	$(34.4)	$(777.0)
Depreciation	134.4	134.7
Depreciation—SunCoke Middletown	10.5	10.2
Amortization	15.1	12.8
Deferred income taxes	11.0	753.4
Pension and OPEB expense (income)	(49.3)	(28.0)
Contributions to pension trust	(140.2)	(170.2)
Contributions to Butler and Zanesville retirees VEBAs	(30.8)	(31.7)
Other postretirement benefit payments	(47.2)	(48.3)
Changes in working capital	(91.7)	(217.1)
Changes in working capital—SunCoke Middletown	(1.0)	(29.8)
Other operating items, net	(0.1)	3.1
Net cash flows from operating activities	(223.7)	(387.9)

Cash flows from investing activities:
Capital investments	(45.3)	(31.8)
Capital investments—SunCoke Middletown	(2.8)	(17.5)
Investments in acquired businesses	(50.0)	(38.1)
Other investing items, net	15.1	4.6
Net cash flows from investing activities	(83.0)	(82.8)

Cash flows from financing activities:
Net borrowings under credit facility	185.0	192.0
Proceeds from issuance of long-term debt	31.9	373.3
Redemption of long-term debt	(27.2)	(73.9)
Debt issuance costs	(3.1)	(8.6)
Purchase of treasury stock	(0.7)	(1.7)
Common stock dividends paid	—	(11.0)
SunCoke Middletown advances from (distributions to) noncontrolling interest owners	(41.1)	5.5
Other financing items, net	0.6	0.2
Net cash flows from financing activities	145.4	475.8

Net increase (decrease) in cash and cash equivalents	(161.3)	5.1

Cash and cash equivalents, beginning of period	227.0	42.0

Cash and cash equivalents, end of period	$65.7	$47.1

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(dollars in millions)

(unaudited)	Common Stock	Addi- tional Paid-In Capital	Treasury Stock	Accum- ulated Deficit	Accum- ulated Other Compre- hensive Income (Loss)	Noncon- trolling Interests	Total
December 31, 2011	$1.2	$1,922.2	$(171.6)	$(1,366.0)	$2.7	$(11.3)	$377.2
Net income (loss)				(796.9)		19.9	(777.0)
Share-based compensation		12.0					12.0
Tax provision from common stock compensation		(0.5)					(0.5)
Purchase of treasury stock			(1.7)				(1.7)
Change in accumulated other comprehensive income (loss)					(24.9)		(24.9)
Common stock dividends				(11.0)			(11.0)
Income tax payable assumed by noncontrolling interests						12.0	12.0
September 30, 2012	$1.2	$1,933.7	$(173.3)	$(2,173.9)	$(22.2)	$20.6	$(413.9)

December 31, 2012	$1.5	$2,069.7	$(173.3)	$(2,404.3)	$1.1	$414.3	$(91.0)
Net income (loss)				(82.0)		47.6	(34.4)
Share-based compensation		7.4					7.4
Purchase of treasury stock			(0.7)				(0.7)
Change in accumulated other comprehensive income (loss)					(52.0)		(52.0)
Net distributions to noncontrolling interests						(41.1)	(41.1)
September 30, 2013	$1.5	$2,077.1	$(174.0)	$(2,486.3)	$(50.9)	$420.8	$(211.8)

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise indicated)

NOTE 1 - Basis of Presentation

In the opinion of the management of AK Steel Holding Corporation (“AK Holding”) and its wholly-owned subsidiary, AK Steel Corporation (“AK Steel”, and together with AK Holding, the “Company”), the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2013, the results of its operations for the three and nine months ended September 30, 2013 and 2012, and its cash flows for the nine months ended September 30, 2013 and 2012. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2012, included in the Company’s Form 10‑K for the year ended December 31, 2012, and the unaudited condensed consolidated financial statements included in any subsequent Quarterly Reports on Form 10‑Q.

NOTE 2 - Inventories

	September 30, 2013	December 31, 2012
Finished and semi-finished	$755.2	$728.5
Raw materials	330.2	315.7
Total cost	1,085.4	1,044.2
Adjustment to state inventories at LIFO value	(400.8)	(435.0)
Inventory, net	$684.6	$609.2

NOTE 3 - Investment in Magnetation

AK Steel has a 49.9% equity interest in its Magnetation LLC joint venture (“Magnetation”) with Magnetation, Inc. Magnetation utilizes advanced magnetic separation technology to recover iron ore from existing stockpiles of previously-mined material, such as tailings basins. Magnetation controls substantial volumes of these existing stockpiles, as well as other resources with significant amounts of iron content that could allow it to eventually recover iron ore from traditional mining operations. Traditional mining operations are not currently anticipated to be necessary for more than a decade, and potentially a much longer period, depending upon factors such as the recovery yield of Magnetation’s concentrate plants and future acquisitions of additional tailings basins and other iron-bearing resources. The Company accounts for its investment under the equity method of accounting. Included in other income (expense) was the Company’s share of income (loss) related to Magnetation of $(3.4) and $4.6 for the three months ended September 30, 2013 and 2012, respectively, and $(2.3) and $4.2 for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, the Company’s carrying cost of the investment exceeded its share of the underlying equity in net assets of Magnetation, recorded using historical carrying amounts, by $97.8. This difference is being amortized through equity in earnings and its amortization is included in the above amounts.

AK Steel’s investment of capital in Magnetation is structured to occur in two phases. For Phase I, AK Steel contributed a total of $147.5 for its interest in the joint venture and this phase was completed in late 2012. Phase II involves the construction and operation of additional concentrate capacity and an iron ore pelletizing plant. For Phase II, AK Steel will contribute a total of $150.0. AK Steel made a contribution of $50.0 in the second quarter of 2013 and the remaining Phase II contributions are anticipated to occur through late 2014 with the timing to be determined based on liquidity needs of Magnetation. AK Steel has no legal or contractual obligation to provide further financing to Magnetation beyond the amounts mentioned above.

NOTE 4 - Income Taxes

Income taxes recorded through September 30, 2013 were estimated using the discrete method, which was based on actual year-to-date pre-tax loss through September 30, 2013, as well as the related change in the valuation allowance on deferred tax assets. The Company is unable to estimate pre-tax income for the remainder of 2013 with sufficient precision for purposes of the effective tax rate method, which requires consideration of a projection of full-year income and the expected change in the valuation allowance. The estimated annual effective tax rate method was not reliable due to its sensitivity to small changes to forecasted annual pre-tax earnings and the effect of the Company’s valuation allowance, which create results with significant variations in the customary relationship between income tax expense and pre-tax income for the interim periods. As a result, the use of the discrete method is more appropriate than the annual effective tax rate method. The Company has estimated the change in valuation allowances required based on the year-to-date pre-tax loss and the change in value of the identified tax-planning strategy, which is determined based on year-to-date LIFO income. Included in the income tax provision are non-cash charges of $15.3 and $37.1 for the three and nine months ended September 30, 2013, respectively, for the change in the valuation allowance on the Company’s deferred tax assets. The Company recorded a non-cash charge of $33.1 and $769.1 in the three and nine months ended September 30, 2012, respectively, for an adjustment of the valuation allowance because of the change in judgment about the realizability of the deferred tax assets.

In the first quarter of 2013, SunCoke Energy, Inc. (“SunCoke”) completed an initial public offering of an affiliate, SunCoke Energy Partners, L.P., a master limited partnership. As a result of a change in the legal structure of the SunCoke entities that own Middletown Coke Company, LLC (“SunCoke Middletown”) made in connection with the offering, income taxes are no longer allocated to net income attributable to SunCoke Middletown beginning in the first quarter of 2013. Thus, effective January 1, 2013, the Company’s income tax provision no longer includes the effect of that allocation. However, for the three and nine months ended September 30, 2012, the consolidated income tax provision included $5.1 and $12.2, respectively, associated with SunCoke Middletown. Neither the former tax allocation nor the January 1, 2013 change eliminating that allocation had any effect on the net income (loss) attributable to AK Steel Holding Corporation in any period.

NOTE 5 - Long-term Debt and Other Financing

The Company’s debt balances, including current portions, were as follows:

	September 30, 2013	December 31, 2012
Credit Facility	$185.0	$—
8.75% Senior Secured Notes due December 2018	380.0	350.0
5.00% Exchangeable Senior Notes due November 2019 (effective rate of 10.8%)	150.0	150.0
7.625% Senior Notes due May 2020	529.8	550.0
8.375% Senior Notes due April 2022	290.2	300.0
Industrial Revenue Bonds due 2013 through 2030	100.3	100.9
Unamortized debt discount/premium, net	(34.2)	(39.0)
Total debt	1,601.1	1,411.9
Less:
Borrowings under Credit Facility classified as short-term	185.0	—
Current portion of long-term debt	0.7	0.7
Total long-term debt	$1,415.4	$1,411.2

During the period, the Company was in compliance with all the terms and conditions of its debt agreements.

Credit Facility

AK Steel has a $1.1 billion asset-backed revolving credit facility (“Credit Facility”) with a group of lenders that expires in April 2016. Availability under the Credit Facility fluctuates monthly based on the varying levels of eligible collateral. At September 30, 2013, the Company’s eligible collateral, after application of applicable advance rates, was $1,018.9. As of September 30, 2013, there were outstanding Credit Facility borrowings of $185.0. Availability as of September 30, 2013 was further reduced by $73.5 attributable to outstanding letters of credit, resulting in remaining availability of $760.4.

Senior Unsecured Notes

During the second quarter of 2013, the Company repurchased an aggregate principal amount of $20.2 and $9.8 of the 7.625% Senior Notes due May 2020 and the 8.375% Senior Notes due April 2022, respectively, in private, open market transactions. These repurchases were unsolicited and completed at a discount to the senior unsecured notes’ par value. The Company recognized a gain on the repurchases of $2.9 for the nine months ended September 30, 2013.

Senior Secured Notes

In June 2013, AK Steel issued $30.0 of aggregate principal amount (the “add-on notes”) of its 8.75% Senior Secured Notes due 2018 at an issue price of 106.5%, as an add-on to its outstanding $350.0 aggregate principal amount of such notes (collectively, the “Secured Notes”). The add-on notes will be treated as a single series with the existing notes and have the same terms as the existing notes. Net proceeds from this offering of $30.9 were used for general corporate purposes.

NOTE 6 - Pension and Other Postretirement Benefits

The Company provides noncontributory pension and various healthcare and life insurance benefits to most employees and retirees. The pension plan is not fully funded. The Company contributed $181.1 to the master pension trust during 2013.  Of this total, $140.2 was made in the nine months ended September 30, 2013 and the remaining $40.9 was made in October 2013.  In July 2013, the Company made payments to Voluntary Employees Beneficiary Association (“VEBA”) trusts totaling $30.8 pursuant to settlements of class actions filed on behalf of certain retirees from the Company’s Butler Works and Zanesville Works relating to the Company’s other postretirement benefit (“OPEB”) obligations to such retirees. This included the final payment to the Butler VEBA, and effective January 1, 2015, all future OPEB obligations for these Butler Works retirees will become the responsibility of the Butler VEBA trust.

Net periodic benefit cost (income) for pension and other postretirement benefits were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Pension Benefits
Service cost	$0.7	$0.8	$1.9	$2.4
Interest cost	34.7	40.1	104.1	120.2
Expected return on assets	(46.2)	(47.4)	(138.3)	(141.0)
Amortization of prior service cost	0.9	1.1	2.7	3.0
Amortization of (gain) loss	6.7	6.1	20.0	18.3
Settlement (gain)	(0.8)	—	(0.8)	—
Net periodic benefit cost (income)	$(4.0)	$0.7	$(10.4)	$2.9

Other Postretirement Benefits
Service cost	$1.1	$1.2	$3.5	$3.4
Interest cost	5.3	7.9	15.8	23.7
Amortization of prior service cost (credit)	(20.0)	(19.4)	(60.0)	(58.0)
Amortization of (gain) loss	0.7	—	1.8	—
Net periodic benefit cost (income)	$(12.9)	$(10.3)	$(38.9)	$(30.9)

During the third quarter of 2013, the Company performed a remeasurement of an unfunded supplemental retirement plan and recognized a settlement gain as a result of lump sum benefit payments made to retired participants.

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

	September 30, 2013	December 31, 2012
Accrued liabilities	$14.7	$19.6
Other non-current liabilities	26.7	27.4

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

As previously reported, on July 27, 2001, AK Steel received a Special Notice Letter from the EPA requesting that AK Steel agree to conduct a Remedial Investigation/Feasibility Study (“RI/FS”) and enter into an administrative order on consent pursuant to Section 122 of CERCLA regarding the former Hamilton Plant located in New Miami, Ohio. The Hamilton Plant ceased operations in 1990, and all of its former structures have been demolished and removed. Although AK Steel did not believe that a site-wide RI/FS was necessary or appropriate, in April 2002, it entered into a mutually agreed-upon administrative order on consent to perform such an investigation and study of the Hamilton Plant site. The site-wide investigation portion of the RI/FS has been submitted. A supplemental study is projected to be completed by late 2013 or early 2014, pending approval of access agreements. AK Steel currently has accrued $0.7 for the remaining cost of the RI/FS. Until the RI/FS is completed, AK Steel cannot reliably estimate the additional costs, if any, associated with any potentially required remediation of the site or the timeframe during which these potential costs would be incurred.

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

As previously reported, on July 23, 2007, and on December 9, 2008, the EPA issued Notices of Violation (“NOVs”) with respect to the coke plant at AK Steel’s Ashland Works (the “Ashland Coke Plant”) alleging violations of pushing and combustion stack limits. Additionally, on November 9, 2011, the EPA issued an NOV associated with self-reported deviations from 2008 through 2010. In 2007, the Company began investigating the pushing and combustion stack claims and working with the EPA to attempt to resolve them through the negotiation of a Consent Decree that assumed the Ashland Coke Plant would continue to operate. On June 21, 2011, however, the Company permanently ceased production at the Ashland Coke Plant. The Company has continued to negotiate a Consent Decree with the EPA in an attempt to resolve all of these NOVs, but as a consequence of the shutdown, the nature of the negotiations with the EPA has changed. The principal focus has been on the civil penalty associated with the alleged violations. Counsel for the Company, EPA and the Commonwealth of Kentucky have agreed to the terms of a Consent Decree which would resolve the matter. That Consent Decree was lodged with the Court on August 21, 2013 and, subject to public comment, it is anticipated that it will be approved and entered by the Court in the fourth quarter of this year. The settlement terms include a payment of a civil penalty by AK Steel in the amount of $1.7 and the agreement by AK Steel to undertake certain supplemental environmental capital projects which are expected to cost approximately $2.0. The Company has recorded an accrual sufficient to cover both the penalty and the expense portion, if any, of the cost of the supplemental environmental projects.

As previously noted, on September 26, 2012, the EPA issued an order under Section 3013 of RCRA requiring the Company to develop a plan for investigation of four areas at AK Steel’s Ashland Works Coke Plant. A site investigation plan was submitted to the EPA on October 25, 2012 and revised on March 21, 2013. On August 27, 2013, the EPA issued a comment letter disapproving the site investigation plan submitted by the Company. On September 19, 2013, the Company met with the EPA and the Company believes that all material disagreements with the EPA concerning the proposed site investigation plan were resolved at that time. The Company submitted a revised investigation plan on October 23, 2013 which it believes is consistent with the parties’ discussion on September 19, 2013. AK Steel is awaiting approval by the EPA of that plan. AK Steel cannot reliably estimate at this time how long it will take to complete the site investigation. AK Steel currently has accrued approximately $0.8 for the projected cost of the investigation. Until the site investigation is completed, AK Steel cannot reliably estimate the additional costs, if any, associated with any potentially required remediation of the site or the timeframe during which these potential costs would be incurred.

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

As previously reported, on June 29, 2000, the United States filed a complaint on behalf of the EPA against AK Steel in the U.S. District Court for the Southern District of Ohio (the “Court”), Case No. C-1-00530, for alleged violations of the Clean Air Act, the Clean Water Act and RCRA at the Middletown Works. Subsequently, the State of Ohio, the Sierra Club and the National Resources Defense Council intervened. On May 15, 2006, a Consent Decree in Partial Resolution of Pending Claims (the “Consent Decree”) was entered by the Court. Under the Consent Decree, the Company paid a civil penalty and performed a supplemental environmental project to remove ozone-depleting refrigerants from certain equipment. The Company further agreed to undertake a comprehensive RCRA facility investigation at its Middletown Works and, as appropriate, complete a corrective measures study. In accordance with the Consent Decree, the Company also is in the process of implementing certain RCRA corrective action interim measures to address polychlorinated biphenyls (“PCBs”) in sediments and soils relating to Dicks Creek and certain other specified surface waters, adjacent floodplain areas, and other previously identified geographic areas. The Company has completed the remedial activity at Dicks Creek that was planned through 2012, and is in the process of completing the work planned for 2013. The Company currently has accrued $11.9 for the cost of known remedial and investigative work required under the Consent Decree, which includes the remaining remedial work in 2013 as well as the RCRA facility investigation.

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

On January 18, 2013, the Ohio EPA issued Proposed Director’s Final Findings and Orders (“Proposed Findings and Orders”) to AK Steel with respect to the basic oxygen furnaces at AK Steel’s Middletown Works alleging violations of building visible emission limits. The order alleges violations on 13 days spanning from 2010 through 2012. The Proposed Findings and Orders proposed a civil penalty of approximately $0.3. On September 19, 2013, Ohio EPA and the Company agreed to a Directors Final Findings and Orders which became effective October 3, 2013 and settles the matter for less than $0.1.

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

Information on asbestos cases is presented below:

Asbestos Cases Pending at
September 30, 2013
Cases with specific dollar claims for damages:
Claims up to $0.2	119
Claims above $0.2 to $5.0	6
Claims above $5.0 to $15.0	2
Claims above $15.0 to $20.0	2
Total claims with specific dollar claims for damages (a)	129
Cases without a specific dollar claim for damages	308
Total asbestos cases pending	437

(a)	Involve a total of 2,385 plaintiffs and 17,626 defendants

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
New Claims Filed	10	14	34	41
Pending Claims Disposed Of	5	4	30	15
Total Amount Paid in Settlements	$—	$0.1	$0.9	$0.4

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

As previously reported, on October 20, 2009, William Schumacher filed a purported class action against the AK Steel Corporation Retirement Accumulation Pension Plan, or AK RAPP, and the AK Steel Corporation Benefit Plans Administrative Committee in the United States District Court for the Southern District of Ohio, Case No. 1:09cv794. The complaint alleges that the method used under the AK RAPP to determine lump sum distributions does not comply with ERISA and the Internal Revenue Code and resulted in underpayment of benefits to him and the other class members. The plaintiff and the other individuals on whose behalf the plaintiff filed suit were excluded by the Court in 2005 from similar litigation previously reported and now resolved (the class action litigation filed January 2, 2002 by John D. West) based on previous releases of claims they had executed in favor of the Company. There were a total of 92 individuals who were excluded from the prior litigation. On January 24, 2011, this case was certified as a class action. On June 27, 2011, the Court granted a motion filed by the plaintiff for partial summary judgment on the issue of liability. On December 12, 2011, the Court entered a final judgment in an amount slightly in excess of $3.0, which included pre-judgment interest at the statutory rate through that date. The defendants filed an appeal from that final judgment to the United States Court of Appeals for the Sixth Circuit and the plaintiff filed an appeal on the issue of how the pre-judgment interest was calculated. On March 28, 2013, the Court of Appeals issued an opinion in which it upheld the District Court’s decision with respect to liability and reversed and remanded the District Court's decision with respect to pre-judgment interest. On May 29, 2013, Plaintiffs’ counsel filed a motion for a determination of the new rate for pre-judgment interest with respect to the final judgment amount of $3.0. An order deciding that motion was issued by the court on July 29, 2013 and on August 27, 2013, the Court entered a final judgment of $4.4 in accordance with that pre-judgment interest order. The parties are in the process of negotiating a distribution plan for payment of the final judgment to the plaintiffs. Because the final judgment will be paid out of the Company’s pension assets, the Company has not recorded an accrual related to this matter.

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

As previously reported, on August 26, 2009, Consolidation Coal Company (“Consolidation”) filed an action against AK Steel and Neville Coke LLC (“Neville”) in the Court of Common Pleas of Allegheny County, Pennsylvania, Case No. GD-09-14830. The complaint alleges that Consolidation and Neville entered into a contract whereby Consolidation would supply metallurgical coal for use by Neville in its coke making operations. Consolidation asserts that Neville breached the alleged contract when it refused to purchase coal from Consolidation. The complaint also alleges that AK Steel tortiously interfered with the purported contractual and business relationship between Consolidation and Neville. Consolidation seeks monetary damages from AK Steel in an amount in excess of $30.0 and monetary damages from Neville in an amount in excess of $20.0. AK Steel tentatively has agreed to indemnify and defend Neville in this action pursuant to the terms of a contractual agreement between AK Steel and Neville. AK Steel is still investigating the facts underlying this matter, however, and has reserved its right to change its position should facts establish that it does not have an obligation to indemnify or defend Neville. On October 20, 2009, AK Steel filed preliminary objections to plaintiff’s complaint on behalf of itself and Neville, seeking to dismiss the action. In response to the preliminary objections, plaintiff filed an amended complaint on November 12, 2009, adding an additional count under the theory of promissory estoppel. On December 2, 2009, AK Steel and Neville filed preliminary objections to plaintiff’s amended complaint, again seeking to dismiss the action. The court overruled the preliminary objections, and on March 18, 2010, AK Steel and Neville filed their answers to the complaint. Discovery has commenced but based on the discovery to date, AK Steel has not determined that a loss is probable and it does not yet have adequate information to reliably or accurately estimate its potential loss in the event that the plaintiffs were to prevail. Because the Company has been unable to determine that the potential loss in this case is either probable or estimable, it has not recorded an accrual related to this matter. In the event that the Company’s assumptions used to evaluate whether a loss in this matter is either probable or estimable prove to be incorrect or change in future periods, the Company may be required to record a liability for an adverse outcome. The case previously was set for trial commencing on May 9, 2013, but that trial date was vacated so that the parties could explore the possibility of settlement through commercial terms. The parties recently reached agreement on a settlement which involves a commercial resolution of the dispute and no separate payment of any settlement monies. It is expected that the settlement documents will be executed and the lawsuit dismissed in the fourth quarter of 2013.

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

As previously reported, on January 20, 2010, ArcelorMittal France and ArcelorMittal Atlantique et Lorraine (collectively “ArcelorMittal”) filed an action against AK Steel (and two other steel manufacturers) in the United States District Court for the District of Delaware, Case No. 10-050-SLR. The complaint alleges that AK Steel is infringing the claims of U.S. Patent No. 6,296,805 (the “Patent”) in making pre-coated cold-rolled boron steel sheet and seeks injunctive relief and unspecified compensatory damages. On March 4, 2010, AK Steel filed an answer in which it denied ArcelorMittal’s claims and raised various affirmative defenses. On that date, AK Steel also filed counterclaims against ArcelorMittal for a declaratory judgment that AK Steel is not infringing the Patent and that the Patent is invalid. Subsequently, the trial court bifurcated the issues of liability and damages. Limited discovery was taken and the case proceeded with a trial to a jury on the issue of liability during the week of January 15, 2011. The jury returned a verdict that AK Steel did not infringe the Patent and that the Patent was invalid. Judgment subsequently was entered in favor of AK Steel and ArcelorMittal filed an appeal with the United States Court of Appeals for the Federal Circuit. On November 30, 2012, the Court of Appeals issued a decision confirming that AK Steel had prevailed on the key claim related to patent infringement and affirming the basis for the jury finding of no infringement. The Court of Appeals reversed, however, certain findings related to the validity of the Patent and remanded the case to the trial court for further proceedings. On January 30, 2013, ArcelorMittal filed a motion for rehearing with the Court of Appeals. On March 20, 2013, the Court of Appeals denied ArcelorMittal’s motion for rehearing. The case now has been remanded to the trial court for further proceedings, which will include a new consideration of AK Steel’s counterclaim that the Patent is invalid either through a new trial or motion practice. On April 16, 2013, pursuant to a petition previously filed by ArcelorMittal and ArcelorMittal USA LLC, the U.S. Patent and Trademark Office reissued the Patent as U.S. Reissue Patent RE44,153 (the “Reissued Patent”). Also on April 16, 2013, ArcelorMittal filed a second action against AK Steel in the United States District Court for the District of Delaware, Case No. 1:13-cv-00685 (the “Second Action”). The complaint filed in the Second Action alleges that AK Steel is infringing the claims of the Reissued Patent and seeks injunctive relief and unspecified compensatory damages. On April 23, 2013, AK Steel filed a motion to dismiss key elements of the complaint filed in the Second Action. Briefing on that motion has been concluded. In addition, the parties have briefed related non-infringement and claims construction issues in the original action. ArcelorMittal has also filed a motion for leave to file an amended complaint in the original action to assert additional infringement claims concerning the Reissued Patent and to add ArcelorMittal USA as an additional party. On October 25, 2013, the District Court granted summary judgment in favor of AK Steel, confirming that AK Steel’s product does not infringe the original Patent or the Reissued Patent. The Court further ruled that ArcelorMittal’s Reissued Patent was invalid due to ArcelarMittal’s deliberate violation of a statutory prohibition on broadening a patent through reissue more than two years after the original Patent was granted and that the original Patent had been surrendered when the Reissued Patent was issued and thus is no longer in effect. The Court denied ArcelorMittal’s motion for leave to file an amended complaint as moot. The Court also ordered the parties to submit letters by November 4, 2013 to identify whether any issues remain to be addressed in the litigation. To the extent that ArcelorMittal continues to pursue its claim against AK Steel, AK Steel intends to continue to contest this matter vigorously. At this time, the Company has not made a determination that a loss is probable and it does not have adequate information to reliably or accurately estimate its potential loss in the event that ArcelorMittal were to prevail in this dispute. Because the Company has been unable to determine that the potential loss in this case is probable or estimable, it has not recorded an accrual related to this matter. In the event that the Company's assumptions used to evaluate whether a loss in this matter is either probable or estimable prove to be incorrect or change in future periods, the Company may be required to record a liability for an adverse outcome.

Trade Cases

As previously reported, on June 1, 2009, the Chinese Ministry of Commerce (“MOFCOM”) initiated antidumping and countervailing duty investigations of imports of grain-oriented electrical steel (“GOES”) from Russia and the United States. China initiated the investigations based on a petition filed by two Chinese steelmakers. These two steelmakers alleged that AK

Steel and Allegheny Technologies Inc. of the United States and Novolipetsk Steel of Russia exported GOES to China at less than fair value, and that the production of GOES in the United States has been subsidized by the U.S. government. On December 9, 2009, MOFCOM issued its preliminary determination that GOES producers in the United States and Russia had been dumping in the China market and that GOES producers in the United States had received subsidies from the U.S. government. The Chinese authorities imposed provisional additional duties on future imports of GOES from Russia and/or the United States to China. On or about April 10, 2010, MOFCOM issued a final determination of dumping and subsidization against GOES producers in the United States and Russia. On September 16, 2010, the Office of the United States Trade Representative (“USTR”) filed a complaint with the World Trade Organization (the “WTO”) against China for violating the WTO’s rules by imposing antidumping and countervailing duties against imports of GOES from the United States. After conducting several rounds of hearings, on June 15, 2012, a panel (“the Panel”) composed by the WTO to decide the case issued its final decision in the case. In its decision, the Panel concluded that MOFCOM imposed antidumping and countervailing duties on imports of GOES from the United States in a manner that was inconsistent with China’s WTO obligations. On July 20, 2012, China filed an appeal of the Panel’s decision to the WTO Appellate Body. On October 18, 2012, the Appellate Body upheld the decisions of the Panel. On November 16, 2012, the WTO Dispute Settlement Body adopted the decisions of the Panel. Subsequently, a WTO Arbitrator determined that China should implement the WTO decision by July 31, 2013. In its final determination issued on July 31, 2013, MOFCOM reduced the countervailing duty rate applicable to AK Steel from 11.7 percent to 3.4 percent and determined that the antidumping duty rate applicable to AK Steel will remain at 7.8 percent, for a total of 11.2 percent. AK Steel does not believe that China has remedied the flaws that the WTO identified in MOFCOM’s material injury finding. Accordingly, AK Steel urged USTR to request, and USTR now has requested, a WTO dispute settlement panel to determine that China has failed to comply with the WTO decision. AK Steel also has urged USTR to ask that WTO Dispute Settlement Body for permission to impose trade sanctions. AK Steel intends to continue to fully support the USTR in this matter.

On September 18, 2013, AK Steel, along with another domestic producer and the United Steelworkers, filed trade cases against grain-oriented electrical steel (“GOES”) from seven countries. Antidumping (“AD”) petitions were filed against China, Czech Republic, Germany, Japan, Poland, Russia, and South Korea and a countervailing duty (“CVD”) petition was filed against China charging that unfairly traded imports of GOES from those seven countries are causing material injury to the domestic industry. The United States Department of Commerce (“DOC”) initiated the cases on October 24, 2013. The International Trade Commission (“ITC”) will make a preliminary determination as to whether there is a reasonable indication that GOES imports caused or threaten to cause material injury. That determination will likely be made on or about November 19, 2013. If the ITC’s preliminary determination is affirmative, the DOC is expected to make preliminary determinations with regard to dumping and subsidies in the first or second quarter of 2014, at which point the DOC may impose preliminary duties. If preliminary duties are imposed, covered importers would be required to pay cash deposits to the U.S. Government covering those duties beginning as of the date of the preliminary determination. Those preliminary duties would remain in effect until final determinations are issued. The entire investigation is expected to take approximately one year, with final determinations of whether there have been dumping, subsidization, and injury likely occurring in the fall of 2014.

On September 30, 2013, AK Steel filed trade cases against non-oriented electrical steel (“NOES”) from six countries. AD petitions were filed against China, Germany, Japan, South Korea, Sweden and Taiwan and CVD petitions were filed against China, South Korea and Taiwan charging that unfairly traded imports of NOES from those six countries are causing material injury to the domestic industry. The DOC will determine whether to initiate these cases on or about November 5, 2013. If the cases are initiated, the ITC will make a preliminary determination as to whether there is a reasonable indication that NOES imports caused or threaten to cause material injury. That determination will likely be made on or about December 2, 2013. If the ITC’s preliminary determination is affirmative, the DOC is expected make preliminary determinations with regard to dumping and subsidies in the first or second quarter of 2014, at which point DOC may impose preliminary duties. If preliminary duties are imposed, covered importers would be required to pay cash deposits covering the preliminary duties to the U.S. Government beginning as of the date of the preliminary determination. Those preliminary duties would remain in effect until final determinations are issued. The entire investigation is expected to take approximately one year, with final determinations of whether there have been dumping, subsidization, and injury likely occurring in the fall of 2014.

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

NOTE 8 - Share-based Compensation

AK Holding’s Stock Incentive Plan permits the granting of nonqualified stock option, restricted stock, performance share and restricted stock unit awards to Directors, officers and other employees of the Company. The following table summarizes information about share-based compensation expense, which the Company has estimated will be $9.2 for 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
Share-based Compensation Expense	2013	2012	2013	2012
Stock options	$0.1	$0.1	$1.2	$2.2
Restricted stock	0.3	0.6	2.5	4.7
Restricted stock units issued to Directors	0.3	0.2	0.7	0.6
Performance shares	1.0	1.4	3.0	4.5
Total share-based compensation expense	$1.7	$2.3	$7.4	$12.0

The Company granted stock options on 500,050 shares during the nine months ended September 30, 2013, at a weighted-average fair value of $2.44 per share of stock option. There have been no options exercised in 2013.

The Company granted restricted stock awards of 548,581 shares during the nine months ended September 30, 2013, at a weighted-average fair value of $4.43 per share. The total intrinsic value of restricted stock awards that vested (i.e., restrictions lapsed) during the nine months ended September 30, 2013 was $2.0.

The Company granted performance share awards of 582,350 shares during the nine months ended September 30, 2013, at a weighted-average fair value of $4.68 per share.

NOTE 9 - Comprehensive Income (Loss)

The details of accumulated other comprehensive income (loss), net of tax, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Component of accumulated other comprehensive income (loss)	2013	2012	2013	2012
Foreign currency translation
Balance at beginning of period	$2.8	$2.4	$3.5	$2.8
Other comprehensive income (loss):
Foreign currency translation gain (loss)	1.2	0.7	0.5	0.3
Balance at end of period	$4.0	$3.1	$4.0	$3.1
Cash flow hedges
Balance at beginning of period	$7.4	$(3.0)	$31.7	$(10.9)
Other comprehensive income (loss):
Gains (losses) arising in period	10.3	(8.5)	0.6	(21.2)
Reclassification of losses (gains) to net income (loss):
Hot roll carbon steel coil contracts (a)	—	—	(0.4)	—
Other commodity contracts (b)	(5.9)	11.3	(20.1)	31.9
Net amount of reclassification of losses (gains) to net income (loss)	(5.9)	11.3	(20.5)	31.9
Total other comprehensive income (loss), net of tax	4.4	2.8	(19.9)	10.7
Balance at end of period	$11.8	$(0.2)	$11.8	$(0.2)
Unrealized holding gains (losses) on securities
Balance at beginning of period	$0.5	$(0.3)	$0.3	$(0.6)
Other comprehensive income (loss):
Unrealized holding gains (losses) arising in period	—	0.5	0.2	0.8
Balance at end of period	$0.5	$0.2	$0.5	$0.2
Pension and OPEB plans
Balance at beginning of period	$(58.2)	$(13.1)	$(34.4)	$11.4
Other comprehensive income (loss):
Prior service credit (cost) arising in period	(6.1)	—	(6.1)	—
Gains (losses) arising in period	9.6	—	9.6	—
Subtotal	3.5	—	3.5	—
Reclassification to net income (loss):
Prior service costs (credits) (c)	(19.1)	(18.3)	(57.3)	(55.0)
Actuarial (gains) losses (c)	6.6	6.1	21.0	18.3
Amount of reclassification to net income (loss), net of tax	(12.5)	(12.2)	(36.3)	(36.7)
Total other comprehensive income (loss), net of tax	(9.0)	(12.2)	(32.8)	(36.7)
Balance at end of period	$(67.2)	$(25.3)	$(67.2)	$(25.3)

(a)	Amounts are included in net sales on the Condensed Consolidated Statements of Operations.

(b)	Amounts are included in cost of products sold on the Condensed Consolidated Statements of Operations.

(c)	Amounts are included in pension and OPEB expense (income) on the Condensed Consolidated Statements of Operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss) attributable to AK Steel Holding Corporation	$(31.7)	$(60.9)	$(82.0)	$(796.9)
Less: distributed earnings to common stockholders and holders of certain stock compensation awards	—	—	—	11.0
Undistributed earnings (loss)	$(31.7)	$(60.9)	$(82.0)	$(807.9)

Common stockholders earnings—basic and diluted:
Distributed earnings to common stockholders	$—	$—	$—	$11.0
Undistributed earnings (loss) to common stockholders	(31.6)	(60.6)	(81.7)	(804.9)
Common stockholders earnings (loss)—basic and diluted	$(31.6)	$(60.6)	$(81.7)	$(793.9)

Common shares outstanding (weighted-average shares in millions):
Common shares outstanding for basic earnings per share	135.9	110.2	135.8	110.1
Effect of exchangeable debt	—	—	—	—
Effect of dilutive stock-based compensation	—	—	—	—
Common shares outstanding for diluted earnings per share	135.9	110.2	135.8	110.1

Basic and diluted earnings per share:
Distributed earnings	$—	$—	$—	$0.10
Undistributed earnings (loss)	(0.23)	(0.55)	(0.60)	(7.31)
Basic and diluted earnings (loss) per share	$(0.23)	$(0.55)	$(0.60)	$(7.21)

Potentially issuable common shares (in millions) excluded from earnings per share calculation due to anti-dilutive effect	2.5	2.0	2.5	2.0

NOTE 11 - Variable Interest Entities

SunCoke Middletown

SunCoke Middletown provides the Company annually with about 550,000 tons of metallurgical-grade coke and approximately 45 megawatts of electrical power under long-term supply agreements. Under those agreements, the Company will purchase all of the coke and electrical power generated from SunCoke Middletown’s plant through at least 2031. SunCoke Middletown is deemed to be a variable interest entity because the Company has committed to purchase all of the expected production from the facility and the Company has been determined to be the primary beneficiary. Thus, the financial results of SunCoke Middletown are required to be consolidated with the results of the Company with recognition of a noncontrolling interest, even though the Company has no ownership interest in SunCoke Middletown. Included in consolidated income (loss) before taxes was income before taxes related to SunCoke Middletown of $15.9 and $13.2 for the three months ended September 30, 2013 and 2012, respectively, and $47.8 and $31.7 for the nine months ended September 30, 2013 and 2012, respectively.

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

•
Level 2 inputs are inputs, other than quoted prices, that are directly or indirectly observable for the asset or liability. Level 2 inputs include model-generated values that rely on inputs either directly observed or readily-derived from available market data sources, such as Bloomberg or other news and data vendors. They include quoted prices for similar assets or liabilities in active markets, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves observable at commonly quoted intervals or current market) and contractual prices for the underlying financial instrument, as well as other relevant economic factors. Fair values of the Company’s derivative commodity contracts and foreign currency forward contracts are generated using forward prices that are derived from observable futures prices relating to the respective commodity or currency from sources such as the New York Mercantile Exchange (NYMEX) or the London Metal Exchange (LME). In cases where the derivative is an option contract (including caps, floors and collars), the Company’s valuations reflect adjustments made to valuations generated by the derivative’s counterparty. After validating that the counterparty’s assumptions relating to implied volatilities are in line with an independent source for these implied volatilities, the Company discounts these model-generated future values with discount factors designed to reflect the credit quality of the party obligated to pay under the derivative contract. Differing discount rates are applied to different contracts as a function of differing maturities and different counterparties. As of September 30, 2013, a spread over benchmark rates of less than 1.0% was used for derivatives valued as assets and for derivatives valued as liabilities. The Company has estimated the fair value of long-term debt based upon quoted market prices for the same or similar issues or on the current interest rates available to the Company for debt of similar terms and maturities.

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	September 30, 2013			December 31, 2012
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets measured at fair value
Cash and cash equivalents	$65.7	$—	$65.7	$227.0	$—	$227.0
Other current assets:
Commodity hedge contracts	—	5.8	5.8	—	25.5	25.5
Other non-current assets:
Available for sale investments—marketable securities	18.5	—	18.5	26.3	—	26.3
Commodity hedge contracts	—	0.2	0.2	—	—	—
Assets measured at fair value	$84.2	$6.0	$90.2	$253.3	$25.5	$278.8

Liabilities measured at fair value
Accrued liabilities:
Foreign exchange contracts	$—	$(0.7)	$(0.7)	$—	$(0.2)	$(0.2)
Commodity hedge contracts	—	(0.4)	(0.4)	—	(1.3)	(1.3)
Other non-current liabilities—commodity hedge contracts	—	(0.2)	(0.2)	—	—	—
Liabilities measured at fair value	$—	$(1.3)	$(1.3)	$—	$(1.5)	$(1.5)

Liabilities measured at other than fair value
Long-term debt, including current portions:
Fair value	$—	$(1,538.5)	$(1,538.5)	$—	$(1,379.3)	$(1,379.3)
Carrying amount	—	(1,601.1)	(1,601.1)	—	(1,411.9)	(1,411.9)

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

The Company had the following outstanding commodity price swaps and options and forward foreign exchange contracts:

Commodity	September 30, 2013	December 31, 2012
Nickel (in lbs)	630,200	420,100
Natural gas (in MMBTUs)	2,970,000	9,000,000
Zinc (in lbs)	12,000,000	—
Iron ore (in metric tons)	475,735	1,140,000
Hot roll carbon steel coils (in short tons)	48,147	30,000
Foreign exchange contracts (in euros)	€30,280,000	€15,950,000

The following table presents the fair value of derivative instruments in the Condensed Consolidated Balance Sheets:

Asset (liability)	September 30, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Other current assets—commodity contracts	$4.9	$25.5
Accrued liabilities—commodity contracts	(0.1)	(1.2)

Derivatives not designated as hedging instruments:
Other current assets—commodity contracts	0.9	—
Other noncurrent assets—commodity contracts	0.2	—
Accrued liabilities:
Foreign exchange contracts	(0.7)	(0.2)
Commodity contracts	(0.3)	(0.1)
Other noncurrent liabilities—commodity contracts	(0.2)	—

The following table presents gains (losses) on derivative instruments included in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
Gain (loss)	2013	2012	2013	2012
Derivatives in cash flow hedging relationships—
Commodity contracts:
Reclassified from accumulated other comprehensive income (loss) into net sales (effective portion)	$—	$—	$0.4	$—
Reclassified from accumulated other comprehensive income (loss) into cost of products sold (effective portion)	5.9	(11.3)	20.1	(31.9)
Recognized in cost of products sold (ineffective portion and amount excluded from effectiveness testing)	(3.1)	(0.7)	3.3	(0.7)

Derivatives not designated as hedging instruments:
Foreign exchange contracts—recognized in other income (expense)	(0.7)	(0.9)	(0.2)	(1.6)
Commodity contracts:
Recognized in net sales	0.2	—	0.4	—
Recognized in cost of products sold	0.6	1.1	0.4	0.2

The following table lists the amount of gains (losses) expected to be reclassified into cost of products sold within the next twelve months for the Company’s existing commodity contracts that qualify for hedge accounting, as well as the period of time over which the Company is hedging its exposure to the variability in future cash flows:

Commodity Hedge	Settlement Dates	Gains (losses)
Natural gas	October 2013 to December 2013	$0.5
Zinc	January 2014 to December 2014	—
Iron ore	October 2013 to December 2013	3.9

NOTE 14 - Supplemental Cash Flow Information

The following table presents the net cash paid (received) during the period for interest, net of capitalized interest, and income taxes:

	Nine Months Ended September 30,
	2013	2012
Net cash paid (received) during the period for:
Interest, net of capitalized interest	$60.0	$31.2
Income taxes	1.1	0.8

Included in net cash flows from operations was cash provided by SunCoke Middletown of $57.3 and $12.0 for the nine months ended September 30, 2013 and 2012, respectively. Consolidated cash and cash equivalents at September 30, 2013, includes $13.4 of cash and cash equivalents of SunCoke Middletown. There are no compensating balance arrangements or legal restrictions on the cash and cash equivalents of SunCoke Middletown, however, it is not available for the Company’s use.

The Company had non-cash capital investments during the nine months ended September 30, 2013 and 2012, that had not been paid as of the end of the respective period. These amounts are included in accounts payable and accrued liabilities and have been excluded from the Condensed Consolidated Statements of Cash Flows. The Company also granted restricted stock to certain employees and restricted stock units to directors under the Stock Incentive Plan. The amounts of non-cash investing and financing activities were as follows:

	Nine Months Ended September 30,
	2013	2012
Capital investments	$5.4	$9.2
Issuance of restricted stock and restricted stock units	2.7	5.2

NOTE 15 - Union Contracts

In August 2013, members of the United Steelworkers, Local 1865, ratified an 18-month labor agreement covering more than 800 hourly production and maintenance steel operations employees at the Company’s Ashland Works. The new agreement expires March 1, 2015. The existing contract had been scheduled to expire September 1, 2013. Also, in August 2013, members of the United Auto Workers, Local 3044, ratified a four-year labor agreement covering about 195 hourly production employees at the Company’s Rockport Works. The new agreement expires September 30, 2017. The existing agreement had been scheduled to expire September 30, 2013.

An agreement with the United Steelworkers, Local 169, which represents approximately 280 employees at the Company’s Mansfield Works, is scheduled to expire on March 31, 2014. An agreement with the International Association of Machinists and Aerospace Workers, Local 1943, which represents approximately 1,650 employees at the Company’s Middletown Works, is scheduled to expire on September 15, 2014.

NOTE 16 - Supplemental Guarantor Information

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

Condensed Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended September 30, 2013

	AK Holding	AK Steel	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$1,284.1	$200.3	$(153.1)	$1,331.3
Cost of products sold (exclusive of items shown separately below)	—	1,206.4	158.4	(142.4)	1,222.4
Selling and administrative expenses (exclusive of items shown separately below)	1.0	50.8	9.4	(9.7)	51.5
Depreciation	—	43.1	5.3	—	48.4
Pension and OPEB expense (income)	—	(16.9)	—	—	(16.9)
Total operating costs	1.0	1,283.4	173.1	(152.1)	1,305.4
Operating profit (loss)	(1.0)	0.7	27.2	(1.0)	25.9
Interest expense	—	31.7	0.4	—	32.1
Other income (expense)	—	(1.9)	(0.9)	—	(2.8)
Income (loss) before income taxes	(1.0)	(32.9)	25.9	(1.0)	(9.0)
Income tax provision (benefit)	—	3.6	3.6	(0.5)	6.7
Equity in net income (loss) of subsidiaries	(30.7)	5.8	—	24.9	—
Net income (loss)	(31.7)	(30.7)	22.3	24.4	(15.7)
Less: Net income attributable to noncontrolling interests	—	—	16.0	—	16.0
Net income (loss) attributable to AK Steel Holding Corporation	(31.7)	(30.7)	6.3	24.4	(31.7)
Other comprehensive income (loss)	(3.4)	(3.4)	1.2	2.2	(3.4)
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$(35.1)	$(34.1)	$7.5	$26.6	$(35.1)

Condensed Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended September 30, 2012

	AK Holding	AK Steel	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$1,409.2	$224.8	$(170.5)	$1,463.5
Cost of products sold (exclusive of items shown separately below)	—	1,365.9	182.8	(163.7)	1,385.0
Selling and administrative expenses (exclusive of items shown separately below)	0.9	52.5	9.4	(10.9)	51.9
Depreciation	—	43.3	4.9	—	48.2
Pension and OPEB expense (income)	—	(9.6)	—	—	(9.6)
Total operating costs	0.9	1,452.1	197.1	(174.6)	1,475.5
Operating profit (loss)	(0.9)	(42.9)	27.7	4.1	(12.0)
Interest expense	—	22.2	0.2	—	22.4
Other income (expense)	—	(2.1)	7.8	—	5.7
Income (loss) before income taxes	(0.9)	(67.2)	35.3	4.1	(28.7)
Income tax provision (benefit)	—	8.5	13.6	1.7	23.8
Equity in net income (loss) of subsidiaries	(60.0)	15.7	—	44.3	—
Net income (loss)	(60.9)	(60.0)	21.7	46.7	(52.5)
Less: Net income attributable to noncontrolling interests	—	—	8.4	—	8.4
Net income (loss) attributable to AK Steel Holding Corporation	(60.9)	(60.0)	13.3	46.7	(60.9)
Other comprehensive income (loss)	(8.2)	(8.2)	0.7	7.5	(8.2)
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$(69.1)	$(68.2)	$14.0	$54.2	$(69.1)

Condensed Consolidated Statements of Comprehensive Income (Loss)
Nine Months Ended September 30, 2013

	AK Holding	AK Steel	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$3,917.3	$626.6	$(438.3)	$4,105.6
Cost of products sold (exclusive of items shown separately below)	—	3,688.8	503.0	(407.9)	3,783.9
Selling and administrative expenses (exclusive of items shown separately below)	3.5	152.2	27.9	(30.3)	153.3
Depreciation	—	129.8	15.1	—	144.9
Pension and OPEB expense (income)	—	(49.3)	—	—	(49.3)
Total operating costs	3.5	3,921.5	546.0	(438.2)	4,032.8
Operating profit (loss)	(3.5)	(4.2)	80.6	(0.1)	72.8
Interest expense	—	94.1	1.0	—	95.1
Other income (expense)	—	(2.6)	4.1	—	1.5
Income (loss) before income taxes	(3.5)	(100.9)	83.7	(0.1)	(20.8)
Income tax provision (benefit)	—	(0.6)	14.3	(0.1)	13.6
Equity in net income (loss) of subsidiaries	(78.5)	21.8	—	56.7	—
Net income (loss)	(82.0)	(78.5)	69.4	56.7	(34.4)
Less: Net income attributable to noncontrolling interests	—	—	47.6	—	47.6
Net income (loss) attributable to AK Steel Holding Corporation	(82.0)	(78.5)	21.8	56.7	(82.0)
Other comprehensive income (loss)	(52.0)	(52.0)	0.5	51.5	(52.0)
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$(134.0)	$(130.5)	$22.3	$108.2	$(134.0)

Condensed Consolidated Statements of Comprehensive Income (Loss)
Nine Months Ended September 30, 2012

	AK Holding	AK Steel	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$4,319.0	$705.4	$(513.8)	$4,510.6
Cost of products sold (exclusive of items shown separately below)	—	4,095.7	578.5	(487.8)	4,186.4
Selling and administrative expenses (exclusive of items shown separately below)	3.6	161.7	26.8	(33.6)	158.5
Depreciation	—	130.6	14.3	—	144.9
Pension and OPEB expense (income)	—	(28.0)	—	—	(28.0)
Total operating costs	3.6	4,360.0	619.6	(521.4)	4,461.8
Operating profit (loss)	(3.6)	(41.0)	85.8	7.6	48.8
Interest expense	—	59.8	0.6	—	60.4
Other income (expense)	—	(7.4)	9.3	—	1.9
Income (loss) before income taxes	(3.6)	(108.2)	94.5	7.6	(9.7)
Income tax provision (benefit)	—	727.6	36.6	3.1	767.3
Equity in net income (loss) of subsidiaries	(793.3)	42.5	—	750.8	—
Net income (loss)	(796.9)	(793.3)	57.9	755.3	(777.0)
Less: Net income attributable to noncontrolling interests	—	—	19.9	—	19.9
Net income (loss) attributable to AK Steel Holding Corporation	(796.9)	(793.3)	38.0	755.3	(796.9)
Other comprehensive income (loss)	(24.9)	(24.9)	0.3	24.6	(24.9)
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$(821.8)	$(818.2)	$38.3	$779.9	$(821.8)

Condensed Consolidated Balance Sheets
September 30, 2013

	AK Holding	AK Steel	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$28.1	$37.6	$—	$65.7
Accounts receivable, net	—	528.3	66.9	(58.6)	536.6
Inventory, net	—	596.3	97.8	(9.5)	684.6
Deferred tax assets, current	—	70.6	0.2	—	70.8
Other current assets	0.2	41.3	3.3	—	44.8
Total current assets	0.2	1,264.6	205.8	(68.1)	1,402.5
Property, plant and equipment	—	5,368.2	605.8	—	5,974.0
Accumulated depreciation	—	(3,963.6)	(104.7)	—	(4,068.3)
Property, plant and equipment, net	—	1,404.6	501.1	—	1,905.7
Other non-current assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	55.6
Investment in Magnetation LLC	—	—	190.4	—	190.4
Investment in affiliates	(2,814.9)	1,359.4	—	1,455.5	—
Inter-company accounts	2,182.1	(3,075.3)	831.7	61.5	—
Goodwill	—	—	37.1	—	37.1
Deferred tax assets, non-current	—	79.3	0.3	—	79.6
Other non-current assets	—	65.7	29.8	—	95.5
TOTAL ASSETS	$(632.6)	$1,098.3	$1,851.8	$1,448.9	$3,766.4
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Short-term borrowings under credit facility	$—	$185.0	$—	$—	$185.0
Accounts payable	—	514.4	50.2	(0.7)	563.9
Accrued liabilities	—	169.0	10.1	—	179.1
Current portion of long-term debt	—	0.7	—	—	0.7
Current portion of pension and other postretirement benefit obligations	—	78.4	0.5	—	78.9
Total current liabilities	—	947.5	60.8	(0.7)	1,007.6
Non-current liabilities:
Long-term debt	—	1,415.4	—	—	1,415.4
Pension and other postretirement benefit obligations	—	1,442.8	4.3	—	1,447.1
Other non-current liabilities	—	107.5	0.6	—	108.1
TOTAL LIABILITIES	—	3,913.2	65.7	(0.7)	3,978.2
Total stockholders’ equity (deficit)	(632.6)	(2,814.9)	1,365.3	1,449.6	(632.6)
Noncontrolling interests	—	—	420.8	—	420.8
TOTAL EQUITY (DEFICIT)	(632.6)	(2,814.9)	1,786.1	1,449.6	(211.8)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$(632.6)	$1,098.3	$1,851.8	$1,448.9	$3,766.4

Condensed Consolidated Balance Sheets
December 31, 2012

	AK Holding	AK Steel	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$203.6	$23.4	$—	$227.0
Accounts receivable, net	—	484.4	54.3	(64.8)	473.9
Inventory, net	—	504.2	114.4	(9.4)	609.2
Deferred tax assets, current	—	73.0	0.2	—	73.2
Other current assets	0.2	57.6	1.6	—	59.4
Total current assets	0.2	1,322.8	193.9	(74.2)	1,442.7
Property, plant and equipment	—	5,355.1	588.8	—	5,943.9
Accumulated depreciation	—	(3,841.9)	(89.7)	—	(3,931.6)
Property, plant and equipment, net	—	1,513.2	499.1	—	2,012.3
Other non-current assets:
Investment in AFSG Holdings, Inc.	—	—	55.6	—	55.6
Investment in Magnetation LLC	—	—	150.0	—	150.0
Investment in affiliates	(2,660.7)	1,337.4	—	1,323.3	—
Inter-company accounts	2,155.2	(3,066.5)	843.8	67.5	—
Goodwill	—	—	37.1	—	37.1
Deferred tax assets, non-current	—	87.9	0.3	—	88.2
Other non-current assets	—	79.8	37.4	—	117.2
TOTAL ASSETS	$(505.3)	$1,274.6	$1,817.2	$1,316.6	$3,903.1
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$494.8	$44.4	$(0.9)	$538.3
Accrued liabilities	—	155.0	9.8	—	164.8
Current portion of long-term debt	—	0.7	—	—	0.7
Current portion of pension and other postretirement benefit obligations	—	108.1	0.5	—	108.6
Total current liabilities	—	758.6	54.7	(0.9)	812.4
Non-current liabilities:
Long-term debt	—	1,411.2	—	—	1,411.2
Pension and other postretirement benefit obligations	—	1,657.2	4.5	—	1,661.7
Other non-current liabilities	—	108.3	0.5	—	108.8
TOTAL LIABILITIES	—	3,935.3	59.7	(0.9)	3,994.1
Total stockholders’ equity (deficit)	(505.3)	(2,660.7)	1,343.2	1,317.5	(505.3)
Noncontrolling interests	—	—	414.3	—	414.3
TOTAL EQUITY (DEFICIT)	(505.3)	(2,660.7)	1,757.5	1,317.5	(91.0)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$(505.3)	$1,274.6	$1,817.2	$1,316.6	$3,903.1

Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2013

	AK Holding	AK Steel	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net cash flows from operating activities	$(2.8)	$(325.4)	$110.4	$(5.9)	$(223.7)
Cash flows from investing activities:
Capital investments	—	(31.6)	(16.5)	—	(48.1)
Investments in acquired businesses	—	—	(50.0)	—	(50.0)
Other investing items, net	—	4.8	10.3	—	15.1
Net cash flows from investing activities	—	(26.8)	(56.2)	—	(83.0)
Cash flows from financing activities:
Net borrowings under credit facility	—	185.0	—	—	185.0
Proceeds from issuance of long-term debt	—	31.9	—	—	31.9
Redemption of long-term debt	—	(27.2)	—	—	(27.2)
Debt issuance costs	—	(3.1)	—	—	(3.1)
Purchase of treasury stock	(0.7)	—	—	—	(0.7)
Inter-company activity	3.5	(9.9)	0.5	5.9	—
SunCoke Middletown advances from (distributions to) noncontrolling interest owners	—	—	(41.1)	—	(41.1)
Other financing items, net	—	—	0.6	—	0.6
Net cash flows from financing activities	2.8	176.7	(40.0)	5.9	145.4
Net increase (decrease) in cash and cash equivalents	—	(175.5)	14.2	—	(161.3)
Cash and equivalents, beginning of period	—	203.6	23.4	—	227.0
Cash and equivalents, end of period	$—	$28.1	$37.6	$—	$65.7

Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2012

	AK Holding	AK Steel	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net cash flows from operating activities	$(2.9)	$(431.6)	$50.7	$(4.1)	$(387.9)
Cash flows from investing activities:
Capital investments	—	(29.7)	(19.6)	—	(49.3)
Investments in acquired businesses	—	—	(38.1)	—	(38.1)
Other investing items, net	—	5.3	(0.7)	—	4.6
Net cash flows from investing activities	—	(24.4)	(58.4)	—	(82.8)
Cash flows from financing activities:
Net borrowings under credit facility	—	192.0	—	—	192.0
Proceeds from issuance of long-term debt	—	373.3	—	—	373.3
Redemption of long-term debt	—	(73.9)	—	—	(73.9)
Debt issuance costs	—	(8.6)	—	—	(8.6)
Purchase of treasury stock	(1.7)	—	—	—	(1.7)
Common stock dividends paid	(11.0)	—	—	—	(11.0)
Inter-company activity	15.6	(19.2)	(0.5)	4.1	—
SunCoke Middletown advances from (distributions to) noncontrolling interest owners	—	—	5.5	—	5.5
Other financing items, net	—	(0.2)	0.4	—	0.2
Net cash flows from financing activities	2.9	463.4	5.4	4.1	475.8
Net increase (decrease) in cash and cash equivalents	—	7.4	(2.3)	—	5.1
Cash and equivalents, beginning of period	—	19.9	22.1	—	42.0
Cash and equivalents, end of period	$—	$27.3	$19.8	$—	$47.1

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

Overview

The challenging domestic and global economic conditions that the Company and much of the steel industry have faced in recent years continued in the third quarter of 2013. In addition, the Company’s third quarter results were also affected by the previously disclosed unplanned outage at its Middletown Works blast furnace.

The unplanned outage of the Company’s Middletown Works blast furnace was due to a mechanical failure in the charging apparatus internal to the furnace which occurred on June 22, 2013. The Company completed repairs and restarted the blast furnace on July 12, 2013. By late July, the furnace appeared to be operating normally again, but soon thereafter it became apparent that there were lingering problems preventing the furnace from returning to its planned production level. The Company recently took a short outage of the blast furnace in October 2013 to address those problems. The Company believes the furnace is now back to full production capacity. The Company maintains property damage and business interruption insurance, and it currently expects that the retained portion of the losses attributable to the blast furnace failure will be between approximately $20.0 and $23.0 before taxes. Approximately $11.8 and $18.0 of this loss affected the financial results for the three and nine months ended September 30, 2013, respectively, after partial insurance recovery of $14.4 recognized in the third quarter of 2013.

The challenging conditions that impacted the Company’s results included a slow economic recovery in the United States and in other parts of the world, continued weakness and uncertainty with regard to the economies of Western Europe and China, excess global steelmaking capacity, particularly in China, and continued strong competition in the United States from imports and from domestic producers with new or expanded facilities. The aggregate effect of these conditions resulted in a significant oversupply of steel relative to demand, which had the effect of suppressing pricing for most of the Company’s steel products. Toward the end of the second quarter, the Company began to see some increases in carbon steel spot market pricing and this continued in the third quarter. However, the Company was not able to realize the full benefit of this increase in pricing because of the effects of the unplanned outage at its Middletown Works blast furnace. That outage caused limitations on the Company’s capacity for shipments and delays in meeting customer orders during the third quarter. After the Middletown Works blast furnace was returned to service, the Company honored its commitments to customers for lower-priced orders placed prior to the unplanned outage and, as a result, a portion of its shipments were at prices lower than the then-prevailing market price. Further, the Company continued to experience a decline in electrical steel spot market pricing during the quarter, particularly with regard to international sales, but also with respect to domestic sales as a result of imports which the Company believes are in violation of United States trade laws. In an effort to address the effects of these unfairly traded imports, the Company recently filed antidumping and countervailing duty petitions with the United States Department of Commerce and the United States International Trade Commission with respect to grain-oriented electrical steel and non-oriented electrical steel. For a description of these trade cases, see Note 7 to the condensed consolidated financial statements.

As a result of these challenging business conditions and the unplanned blast furnace outage, the Company reported a net loss of $31.7, or $0.23 per diluted share of common stock, in the third quarter of 2013. This was a significant improvement over the results of the third quarter of 2012 for which the Company reported a net loss of $60.9, or $0.55 per diluted share. Year-over-year, the Company experienced improved demand for steel sold to the automotive market. North American light vehicle production, which has been on an upward trend, continued to improve compared to prior year periods and the Company’s total sales and shipments to that market also increased compared to the prior year. In addition, housing starts in the United States showed improvement compared to the prior year periods, but remained at relatively low levels compared to historical highs.

Despite the improved earnings year-over-year, revenue declined by approximately 9% compared to the third quarter of 2012. This decline was principally attributable to a decrease in shipments quarter over quarter, due principally to the unplanned outage of the Middletown Works blast furnace. To a lesser extent, the decline in revenue also was caused by a drop in average selling prices compared to the third quarter of 2012. The Company’s average selling price for the third quarter of 2013 was $1,071 per ton, a slight decrease from the Company’s average selling price of $1,073 per ton for the third quarter of 2012. The Company recorded expenses of $4.2 during the third quarter of 2013 for planned maintenance outages, compared to planned maintenance outage costs of $28.5 in the third quarter of 2012. As noted above, the 2013 third quarter results also include expenses of $11.8 after insurance recoveries for costs related to the unplanned blast furnace outage. On the positive side, the Company benefited from lower raw material costs compared to the third quarter of 2012, primarily for carbon scrap and iron ore. The Company recorded a LIFO credit of $15.8 for the third quarter of 2013, compared to a LIFO credit of $27.5 for the third quarter of 2012.

Steel Shipments

Total shipments were 1,242,400 tons and 1,363,500 tons for the three months ended September 30, 2013 and 2012, respectively. Total shipments were 3,855,900 tons and 4,025,200 tons for the nine months ended September 30, 2013 and 2012, respectively. The decrease in total shipments in the third quarter of 2013 compared to the prior year was attributable principally to lower carbon spot market and stainless/electrical steel shipments, partially offset by increased automotive shipments. The unplanned outage of the Middletown Works blast furnace was the primary cause of the decline in carbon spot market shipments in the third quarter of 2013. For the three months ended September 30, 2013, value-added products comprised 88.1% of total shipments, compared to 81.2% of total shipments in the three months ended September 30, 2012. For the nine months ended September 30, 2013, value-added products comprised 86.4% of total shipments, compared to 83.7% of total shipments for the nine months ended September 30, 2012. The Company continued to focus on maximizing profitability through product mix adjustments based on current and projected market demands—both domestically and internationally. The following table presents net shipments by product line:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
Value-added Shipments	(tons in thousands)				(tons in thousands)
Stainless/electrical	207.0	16.7%	218.2	16.0%	626.5	16.2%	660.6	16.4%
Coated	596.6	48.0%	572.5	42.0%	1,812.8	47.0%	1,753.6	43.6%
Cold-rolled	261.5	21.0%	285.5	20.9%	801.0	20.8%	848.6	21.1%
Tubular	29.5	2.4%	31.5	2.3%	92.5	2.4%	103.5	2.6%
Subtotal value-added shipments	1,094.6	88.1%	1,107.7	81.2%	3,332.8	86.4%	3,366.3	83.7%
Non Value-added Shipments
Hot-rolled	123.5	9.9%	211.2	15.5%	447.6	11.6%	553.3	13.7%
Secondary	24.3	2.0%	44.6	3.3%	75.5	2.0%	105.6	2.6%
Subtotal non value-added shipments	147.8	11.9%	255.8	18.8%	523.1	13.6%	658.9	16.3%
Total shipments	1,242.4	100.0%	1,363.5	100.0%	3,855.9	100.0%	4,025.2	100.0%

Sales

For the three months ended September 30, 2013, net sales were $1,331.3, a 9% decrease from net sales of $1,463.5 for the three months ended September 30, 2012. For the nine months ended September 30, 2013, net sales were $4,105.6, a 9% decrease from net sales of $4,510.6 for the nine months ended September 30, 2012. The Company’s average selling price for the third quarter of 2013 was $1,071 per ton, a slight decrease from the Company’s average selling price of $1,073 per ton for the third quarter of 2012. The Company’s average selling price for the nine months ended September 30, 2013 was $1,065 per ton, a decrease of approximately 5% from the Company’s average selling price of $1,120 per ton for the nine months ended September 30, 2012. The slightly lower average selling price for the third quarter of 2013 compared to the third quarter of 2012 was the result of a variety of factors, some negative and some positive. On the negative side, the Company realized lower spot market prices for carbon steel products, principally as a result of the effects of the unplanned blast furnace outage at Middletown Works. The Company also experienced reduced raw material surcharges due to lower raw material costs and lower selling prices for electrical steel products, particularly with respect to international sales. On the positive side, the Company’s mix of value-added products in the third quarter of 2013 was better than in the third quarter of 2012 and contributed to higher average pricing. Net sales to customers outside the United States for the three and nine months ended September 30, 2013 totaled $165.1 and $534.1, respectively, compared to $198.4 and $648.0 for the three and nine months ended September 30, 2012, respectively.

These declines were primarily the result of continued weak global economic conditions, which have primarily affected the Company’s international sales of electrical steel.

Cost of Products Sold

For the three and nine months ended September 30, 2013, the Company experienced lower steelmaking costs compared to the three and nine months ended September 30, 2012, primarily as a result of lower costs for iron ore, carbon scrap, coal and coke. The benefit of these lower raw materials costs was partially offset by higher outage and operating costs associated with the unplanned Middletown Works blast furnace outage. LIFO credits of $15.8 and $34.2 were recorded for the three and nine months ended September 30, 2013, compared to LIFO credits of $27.5 and $58.2 for the three and nine months ended September 30, 2012. The Company had planned maintenance outage costs of $4.2 and $26.8 in the three and nine months ended September 30, 2013, respectively, while it incurred $28.5 and $30.1 of such costs in the corresponding periods of 2012. As noted above, the results for the three and nine months ended September 30, 2013, also include expenses of $11.8 and $18.0, respectively, for costs related to the unplanned blast furnace outage.

Selling and Administrative Expenses

Selling and administrative expenses for the three and nine months ended September 30, 2013 were $51.5 and $153.3, respectively, compared to $51.9 and $158.5 for the three and nine months ended September 30, 2012, respectively. The decrease for the nine months ended September 30, 2013, was primarily the result of lower stock compensation costs.

Depreciation

Depreciation expense for the three and nine months ended September 30, 2013 was $48.4 and $144.9, respectively, compared to $48.2 and $144.9 for the corresponding periods in 2012.

Pension and Other Postretirement Employee Benefit (“OPEB”) Expense (Income)

The Company recorded pension and OPEB income of $16.9 and $49.3 for the three and nine months ended September 30, 2013, respectively. Pension and OPEB income was $9.6 and $28.0 for the corresponding periods in 2012. The increase in income for the three and nine months ended September 30, 2013 compared to the prior year was largely a result of a decrease in the interest cost on the Company’s pension and OPEB obligations.

Operating Profit (Loss)

The Company reported an operating profit of $25.9 and $72.8 in the three and nine months ended September 30, 2013, respectively, compared to an operating loss of $12.0 in the three months ended September 30, 2012 and operating profit of $48.8 for the nine months ended September 30, 2012. For both the three and nine months ended September 30, 2013, the Company experienced year-over-year decreases in average selling prices and lower sales volumes, partially offset by lower costs for iron ore, carbon scrap, coal and coke compared to the same periods in 2012. Further, for the three months ended September 30, 2013, the Company experienced unplanned outage costs of $11.8 and lower planned maintenance outage costs than the prior year period. For the nine months ended September 30, 2013, the Company experienced unplanned outage costs of $18.0. Included in operating profit was operating profit related to SunCoke Middletown of $15.9 and $47.8 for the three and nine months ended September 30, 2013, respectively, compared to $13.2 and $31.7 for the corresponding periods in 2012.

Interest Expense

Interest expense for the three and nine months ended September 30, 2013 was $32.1 and $95.1, respectively, compared to $22.4 and $60.4 for the same periods in 2012. The increases over 2012 were primarily related to the late 2012 issuance of indebtedness with interest rates higher than the interest rate on the revolver borrowings outstanding during the first nine months of 2012.

Other Income (Expense)

Other income (expense) was $(2.8) and $1.5 for the three and nine months ended September 30, 2013, respectively, compared to other income (expense) of $5.7 and $1.9 for the three and nine months ended September 30, 2012, respectively. Other income (expense) is primarily related to foreign exchange gains and losses and the Company’s share of income related to Magnetation. Included in other income (expense) was the Company’s share of income (loss) related to Magnetation of $(3.4) and $(2.3) for the three and nine months ended September 30, 2013, respectively, and $4.6 and $4.2 for the corresponding periods in 2012.

The decrease in the Company’s share of income from Magnetation from the prior year periods was due primarily to uncapitalized interest expense incurred on debt raised for the purpose of constructing Magnetation’s pellet plant and to mark-to-market losses on iron ore derivative contracts that Magnetation entered into to partially hedge its cash flows to support the debt service on its recently-issued debt during the construction phase of the pellet plant.

Income Taxes

Income taxes recorded through September 30, 2013, were estimated using the discrete method, which was based on actual year-to-date pre-tax loss through September 30, 2013, as well as the related change in the valuation allowance on deferred tax assets. The Company was unable to estimate pre-tax income for the remainder of 2013 with sufficient precision for purposes of the effective tax rate method, which requires consideration of a projection of full-year income and the expected change in the valuation allowance. The estimated annual effective tax rate method was not reliable due to its sensitivity to small changes to forecasted annual pre-tax earnings and the effect of the Company’s valuation allowance, which create results with significant variations in the customary relationship between income tax expense and pre-tax income for the interim periods. As a result, the use of the discrete method is more appropriate than the annual effective tax rate method. The Company has estimated the change in valuation allowances required based on the year-to-date pre-tax loss and the change in value of the identified tax-planning strategy, which is determined based on year-to-date LIFO income. Included in the income tax provision are non-cash charges of $15.3 and $37.1 in the three and nine months ended September 30, 2013, for changes in the valuation allowance on the Company’s deferred tax assets. The Company recorded a non-cash charge of $33.1 and $769.1 in the three and nine months ended September 30, 2012, for an adjustment of the valuation allowance because of the change in judgment about the realizability of the deferred tax assets.

In the first quarter of 2013, SunCoke completed an initial public offering of an affiliate, SunCoke Energy Partners, L.P., a master limited partnership. As a result of a change in the legal structure of the SunCoke entities that own SunCoke Middletown made in connection with the offering, income taxes are no longer allocated to net income attributable to SunCoke Middletown beginning in the first quarter of 2013. Thus, effective January 1, 2013, the Company’s income tax provision no longer includes the effect of that allocation. However, for the three and nine months ended September 30, 2012, the consolidated income tax provision included $5.1 and $12.2, respectively, associated with SunCoke Middletown. Neither the former tax allocation nor the January 1, 2013 change eliminating that allocation had any effect on the net income (loss) attributable to AK Holding in any period.

Net Income (Loss)

As a result of the various factors and conditions described above, the Company reported a net loss attributable to AK Holding in the three months ended September 30, 2013, of $31.7, or $0.23 per diluted share, compared to a net loss of $60.9, or $0.55 per diluted share, in the three months ended September 30, 2012.

For the nine months ended September 30, 2013, net loss attributable to AK Holding was $82.0, or $0.60 per diluted share, compared to a net loss of $796.9, or $7.21 per diluted share, in the nine months ended September 30, 2012.

Adjusted EBITDA

Adjusted EBITDA (as defined below under Non-GAAP Financial Measures) was $53.5, or $43 per ton, for the third quarter of 2013, and nearly double the adjusted EBITDA of $27.2, or $20 per ton, for the third quarter of 2012. Adjusted EBITDA was $167.8, or $44 per ton, and $164.4, or $41 per ton, for the nine months ended September 30, 2013 and 2012, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income (loss) attributable to AK Holding	$(31.7)	$(60.9)	$(82.0)	$(796.9)
Net income attributable to noncontrolling interests	16.0	8.4	47.6	19.9
Income tax provision (benefit)	6.7	23.8	13.6	767.3
Interest expense	32.1	22.4	95.1	60.4
Interest income	(0.1)	(0.1)	(1.0)	(0.3)
Depreciation	48.4	48.2	144.9	144.9
Amortization	1.6	2.2	7.7	11.4
EBITDA	73.0	44.0	225.9	206.7
Less: EBITDA of noncontrolling interests (a)	19.5	16.8	58.1	42.3
Adjusted EBITDA	$53.5	$27.2	$167.8	$164.4

(a)	The reconciliation of EBITDA of noncontrolling interests to net income attributable to noncontrolling interests is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income attributable to noncontrolling interests	$16.0	$8.4	$47.6	$19.9
Income tax provision	—	5.1	—	12.2
Depreciation	3.5	3.3	10.5	10.2
EBITDA of noncontrolling interests	$19.5	$16.8	$58.1	$42.3

Outlook

Consistent with its current practice, AK Steel expects to provide detailed guidance for the Company’s fourth quarter results in December. However, the Company expects an improved fourth quarter compared to its third quarter.

The Company expects its fourth quarter financial results to be affected by the unplanned Middletown blast furnace outage, but to a lesser extent than the third quarter. The total retained portion of the outage costs is expected to be between $20.0 and $23.0 before taxes, of which $18.0 was incurred in the second and third quarters of 2013. This leaves an impact between $2.0 and $5.0 of outage costs to be incurred in the fourth quarter. The Company continues to work with its insurance underwriters on the claim and anticipates finalizing most, if not all, of the insurance claim in the fourth quarter. The extent and timing of the impact on the fourth quarter financial results will depend on whether an agreement with the insurance underwriters on the insured portion of the loss is reached and, if so, when such an agreement is reached. Depending on the timing and terms of that agreement, a portion of any insurance recovery could occur after the fourth quarter.

Under its method of accounting for pension and other postretirement benefit plans, the Company recognizes into income (loss), as a fourth quarter adjustment, any unrecognized actuarial gains and losses that exceed 10% of the larger of projected benefit obligations or plan assets (the “corridor”). These corridor charges are driven mainly by changes in assumptions and by events and circumstances beyond the Company’s control, primarily changes in interest rates, performance of the financial markets, healthcare cost trends and mortality and retirement experience. It thus is impossible to reliably forecast or predict whether the Company will incur corridor charges in any given year or, if it does, what the magnitude of those charges will be. Based upon currently available information and reasonable projections, however, the Company does not anticipate a fourth quarter 2013 corridor charge related to its pension or other postretirement benefit plans. Although the Company, at this time, does not believe it will incur corridor charges in 2013, it is possible that a pension or other postretirement benefit plans corridor charge could occur depending on year-end interest rates and pension plan asset values.

Liquidity and Capital Resources

At September 30, 2013, the Company had total liquidity of $811.9, consisting of $51.5 of cash and cash equivalents of the Company and $760.4 of availability under the Company’s $1.1 billion asset-backed revolving credit facility (“Credit Facility”). Availability under the Credit Facility fluctuates monthly based on the varying levels of eligible collateral. As of September 30, 2013, the Company’s eligible collateral, after application of applicable advance rates, was $1,018.9. The Credit Facility is secured by the Company’s inventory and accounts receivable. At September 30, 2013, there were outstanding borrowings of $185.0 under the Credit Facility, and availability was further reduced by $73.5 due to outstanding letters of credit. During the nine-month period ended September 30, 2013, utilization of the Credit Facility ranged from zero to $225.0, with outstanding borrowings averaging $63.6 per day. The Company anticipates utilizing the Credit Facility as it deems necessary to fund requirements for working capital, capital investments and other general corporate purposes. Consolidated cash and cash equivalents of $65.7 at September 30, 2013, includes $14.2 million of cash and cash equivalents of consolidated variable interest entities, which is not available for the Company’s use.

In June 2013, AK Steel issued $30.0 of aggregate principal amount of its 8.75% Senior Secured Notes due 2018 at an issue price of 106.5%, as an add-on to its outstanding $350.0 aggregate principal amount of such notes (collectively, the “Secured Notes”). Net proceeds from this offering of $30.9 were used for general corporate purposes. Also during the second quarter of 2013, the Company repurchased an aggregate principal amount of $30.0 of its senior unsecured notes in private, open market transactions. The repurchases were comprised of $20.2 and $9.8 of the Company’s 7.625% Senior Notes due May 2020 and the 8.375% Senior Notes due April 2022, respectively. These repurchases were unsolicited and completed at a discount to the senior unsecured notes’ par value. The Company recognized a gain on the repurchases of $2.9 for the nine months ended September 30, 2013.

In August 2013, AK Steel successfully exchanged all outstanding $380.0 of unregistered Senior Secured Notes for $380.0 of new senior secured notes with substantially identical terms that are registered under the Securities Act of 1933, as amended. The Company did not receive any additional proceeds from the exchange offer.

Cash used by operations totaled $223.7 for the nine months ended September 30, 2013. This total included cash generated by SunCoke Middletown of $57.3, which can only be used by SunCoke Middletown for its operations or distributed to SunCoke. Primary uses of cash were $140.2 for pension contributions, $47.2 for OPEB payments and an increase in working capital of $91.7, partially offset by cash generated from normal business activities. The increase in working capital resulted primarily from an increase in accounts receivable and inventory quantities based on seasonal trends and the unplanned Middletown Works blast furnace outage. An increase in accounts payable due to higher inventory levels partially offset this use of cash. The Company anticipates that working capital will be a source of cash in the fourth quarter and for the full year.

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

Pension- and Retiree Healthcare Benefit-related Matters

The Company contributed $181.1 to the master pension trust during 2013.  Of this total, $140.2 was made in the nine months ended September 30, 2013 and the remaining $40.9 was made in October 2013.  In July 2013, The Company made payments to Voluntary Employees Beneficiary Association (“VEBA”) trusts of $30.8 pursuant to settlements of class actions filed on behalf of certain retirees from the Company’s Butler Works and Zanesville Works relating to the Company’s OPEB obligations to such retirees. This included the final payment to the Butler Works VEBA, and effective January 1, 2015, all future OPEB obligations for these Butler Works retirees will become the responsibility of the Butler VEBA trust. Remaining payments to the Zanesville Works VEBA will be $3.1 in July 2014 and July 2015. Based on current actuarial valuations, the Company estimates that its required annual pension contributions will be approximately $210.0 in 2014 and $125.0 in 2015.

Investing and Financing Activities

During the nine months ended September 30, 2013, net cash used by investing activities totaled $83.0, primarily for capital investments of $48.1 and a contribution to Magnetation of $50.0.

For 2013, the Company anticipates making capital investments of approximately $40.0 in its steelmaking and finishing operations. AK Steel also expects to make capital investments during 2013 of approximately $20.0 in AK Coal for the development of its coal operations. In addition, additional strategic investments in Magnetation may be required during the remainder of 2013 based on Magnetation’s liquidity requirements, as discussed in the Strategic Investments—Magnetation section below, but are not currently expected. In the near-term, the Company expects to fund these investments from cash generated from operations or from borrowings under its Credit Facility.

During the nine months ended September 30, 2013, cash generated by financing activities totaled $145.4. This consisted primarily of gross proceeds of $31.9 received from the add-on issuance of Secured Notes and $185.0 of borrowings under the Credit Facility, partially offset by $27.2 to repurchase long-term debt and $41.1 of distributions from SunCoke Middletown to its noncontrolling interest owners.

Dividends

The Company’s Credit Facility contains certain restrictive covenants with respect to the Company’s payment of dividends. Under these covenants, dividends are permitted provided (i) availability under the Credit Facility exceeds $247.5 or (ii) availability exceeds $192.5 and the Company meets a fixed charge coverage ratio of one to one as of the most recently ended fiscal quarter. If the Company cannot meet either of these thresholds, dividends would be limited to $12.0 annually. At September 30, 2013, the availability under the Credit Facility significantly exceeded $247.5. Accordingly, although the Company has elected to suspend its dividend program, there currently are no covenants that would restrict the Company’s ability to declare and pay a dividend to its stockholders.

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

Strategic Investments

AK Coal

AK Coal, a wholly-owned subsidiary of AK Steel that controls (through ownership or lease) significant reserves of low-volatile metallurgical coal, received a permit to mine its North Fork mine in the second quarter of 2013. AK Coal began mining activities soon after the permit was issued, and during the third quarter ramped up its output of coal to be shipped to coking facilities for use in AK Steel’s blast furnaces.

AK Steel continues to anticipate that its investment in AK Coal will total approximately $96.0. Of this total, the Company has expended approximately $57.0 through September 30, 2013. The Company expects to invest approximately $7.0 in the fourth quarter of 2013. Although the Company believes that AK Coal will produce coal at a comparatively low cost, the Company has currently elected to defer some of its planned capital investment and delay opening additional mines in light of current and anticipated near-term coal prices. As a result, AK Steel currently estimates that AK Coal will continue its ramp up during 2014 and produce clean coal at an annualized rate of approximately 500,000 tons in 2015. The Company will assess the timing of its remaining capital investments based on future coal market conditions with reference to a variety of factors, including the Company’s capital deployment decisions and the then-market prices at which the Company may purchase third-party coal. AK Coal will continue to develop and refine its mine development plan, which will provide a long-term planned approach to mining coal in the area, and maintain its efforts to secure the environmental permits required for the operations contemplated in the mine plan. In so doing, AK Coal will be prepared to expand mining operations and increase production in a relatively short time period in the event that metallurgical coal prices rise to a level at which such increased production would be advantageous to the Company in lowering the cost of its future coal purchases.

The Company’s Coal Innovations, LLC (“Coal Innovations”) subsidiary operates a permitted coal wash plant located in close proximity to the AK Coal mining operations. The Coal Innovations wash plant has annual washing capacity of approximately 800,000 clean tons, which the Company intends to increase through capital investments in the future. Through Coal Innovations, AK Coal is able to reduce cost and maximize its access to low cost clean coal through production at its own mine as well as through purchases of raw coal from local third-party coal companies. At present, Coal Innovations is washing coal that is being shipped to SunCoke Middletown, SunCoke Haverhill and the Company’s coke batteries at its Middletown Works for conversion into coke to fuel AK Steel’s blast furnaces.

Magnetation

Magnetation operates two iron ore concentrate plants, which together are able to produce a total of approximately 1.2 million short tons of iron ore concentrate annually. Magnetation utilizes advanced magnetic separation technology to recover iron ore from existing stockpiles of previously-mined material, such as tailings basins. Magnetation controls substantial volumes of these existing stockpiles, as well as other resources with significant amounts of iron content that could allow it to eventually recover iron ore from traditional mining operations. Traditional mining operations are not currently anticipated to be necessary for more than a decade, and potentially a much longer period, depending upon factors such as the recovery yield of Magnetation’s concentrate plants and future acquisitions of additional tailings basins and other iron-bearing resources. Magnetation loads iron ore concentrate onto railcars at its wholly-owned loadout facility, which enables it to ship its iron ore concentrate in a controlled and cost-effective manner. These concentrate operations effectively already provide AK Steel with a partial hedge to the global price of iron ore, as the Company will recognize its share of net income from the joint venture’s sale of its iron ore concentrate to third parties at pricing based on iron ore market prices. If the global price of iron ore increases, AK Steel will benefit from the higher Magnetation net income caused by that price increase thereby partially offsetting AK Steel’s own higher raw material costs resulting from the higher iron ore prices. Even absent future iron ore price increases, Magnetation’s ability to produce iron ore concentrate at a relatively low cost is expected to permit it to generate net income on sales. Indeed, AK Steel anticipates benefiting from Magnetation’s sales of iron ore concentrate even if current global iron ore prices continue to fall from current market prices, as Magnetation is expected to generate net income on the sale of such concentrate even at lower prices.

Phase II of the joint venture entails the construction and operation of additional concentrate capacity and an iron ore pelletizing plant. Phase II commenced during the second quarter of 2013, following Magnetation’s receipt of the environmental permits required to construct and operate its iron ore pelletizing plant in Reynolds, Indiana and the permits to construct and operate additional iron ore concentrate capacity in northern Minnesota to produce more feedstock for the pellet plant. In recent months, Magnetation has made substantial progress on construction of the pellet plant and is ahead of initial estimates for completion. As a result, the Company now estimates that the pellet plant will be completed earlier than originally expected and will commence operations in the fourth quarter of 2014, or potentially even sooner. This estimate is subject to change, however, because the timing will be driven by a number of variables, such as achieving construction deadlines and timely deliveries of key equipment. In addition, construction has also begun on the third iron ore concentrate plant, which is expected to begin operations during 2015 and in time to ensure a consistent source of concentrate to feed the pellet plant at full capacity.

Upon the commencement of operations at these new facilities, Phase II of the joint venture will be completed. At that point, Magnetation is expected to have a pellet plant with an annual capacity of approximately 3.3 million short tons to be fed by Magnetation’s concentrate plants. The pellet plant is expected to consume the majority of the joint venture’s concentrate production, with the balance going to third party customers. When the pellet plant is fully operational, the Company expects that the iron ore pellet production from Magnetation eventually will satisfy about 50% of AK Steel’s current iron ore pellet requirements, at a net cost to AK Steel substantially below the current world market price. Through an offtake agreement, AK

Steel will have the right to purchase all of the pellets produced by the pelletizing plant and an obligation to purchase a portion of those pellets.

The Company estimates that Magnetation’s capital investment required to complete Phase II will total approximately $470.0. Of this total, the pellet plant itself is expected to require approximately $350.0, with the additional concentrate capacity requiring the remaining estimated $120.0. Factors that may affect the cost of the pellet plant include, among other things, costs related to accelerating the construction of the facility, such as premiums for rush delivery of equipment and greater overtime by construction contractors. Other companies’ investment costs for a pellet plant facility and related operations have in some cases been substantially higher than those expected for the Magnetation pellet plant. The lower costs expected for the Magnetation plant are due chiefly to the proprietary process used by Magnetation’s concentrate plants to produce refined feedstock for its pellet plant at a low capital intensity. Thus, Magnetation’s investment in concentrate plants will allow it to avoid some of the other processes (and forego the related capital costs) that a traditional integrated mining and pellet plant facility typically requires, such as stripping, drilling, blasting, primary crushing, secondary crushing, tertiary crushing and primary grinding. As such, AK Steel anticipates that Magnetation’s capital costs to construct its pellet plant will be substantially lower than the costs of constructing a traditional end-to-end iron ore mining, crushing, grinding, concentrating and pelletizing facility.

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

AK Steel has remaining a $100.0 capital commitment to Magnetation. Pursuant to an agreement between AK Steel and Magnetation, Inc., the other equity owner in the joint venture, Magnetation may obtain a capital contribution from AK Steel in an amount up to $35.0 following any month in which Magnetation’s unrestricted cash balance is less than $50.0. AK Steel does not anticipate making any additional capital contributions to Magnetation in 2013 and expects to contribute the remaining $100.0 in 2014, prior to the commencement of operations at the pellet plant.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company’s primary areas of market risk include changes in (a) interest rates, (b) the prices of raw materials and energy sources, and (c) foreign currency exchange rates. The Company manages interest rate risk by issuing variable- and fixed-rate debt, and had total long-term indebtedness (excluding unamortized debt discount and premium) of $1,450.3 and $1,450.9 at

September 30, 2013 and December 31, 2012, respectively. The amount at September 30, 2013, consisted of $1,424.3 of fixed-rate debt and $26.0 of variable-rate Industrial Revenue Bonds. In addition, at September 30, 2013, the Company had $185.0 of short-term borrowings under its Credit Facility that bears interest at variable interest rates. No borrowings were outstanding under the Company’s Credit Facility at December 31, 2012. An increase in prevailing interest rates would increase interest expense and interest paid for the variable-rate debt, including any outstanding borrowings under the Credit Facility. For example, a 1% increase in interest rates would result in an increase in annual interest expense of approximately $2.1 on the Company’s outstanding debt at September 30, 2013.

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

For derivatives designated in cash flow hedging relationships, the effective portion of the gains and losses from the use of these instruments for natural gas, electricity, iron ore, zinc and hot roll carbon steel coils are recorded in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets and recognized into net sales or cost of products sold in the same period as the earnings recognition of the associated underlying transaction. At September 30, 2013, accumulated other comprehensive income (loss) included $11.8 in unrealized after-tax gains for these derivative instruments. All other commodity price swaps and options are marked to market and recognized into net sales or cost of products sold with the offset recognized as an asset or accrued liability. At September 30, 2013, other current assets of $5.8, accrued liabilities of $0.4 and other noncurrent liabilities of $0.2 were included on the Consolidated Balance Sheets for the fair value of commodity derivatives. At December 31, 2012, other current assets of $25.5 and accrued liabilities of $1.3 were included on the Consolidated Balance Sheets for the fair value of commodity derivatives.

The following table presents the negative effect on pre-tax income of a hypothetical change in the fair value of derivative instruments outstanding at September 30, 2013, due to an assumed 10% and 25% decrease in the market price of each of the indicated commodities.

	Negative (Positive) Effect on Pre-tax Income
Commodity Derivative	10% Decrease	25% Decrease
Natural gas	$0.1	$0.7
Nickel	0.4	1.0
Zinc	1.1	2.6
Iron ore	5.8	14.5
Hot roll carbon steel coils	(3.0)	(7.5)

Because these instruments are structured and used as hedges, these hypothetical losses would be offset by the benefit of lower prices paid for the physical commodity used in the normal production cycle or lower prices received from the sale of hot roll coils. The Company does not enter into swap or option contracts for trading purposes.

The Company also is subject to risks of exchange rate fluctuations on a portion of intercompany receivables that are denominated in foreign currencies. The Company uses forward currency contracts to manage exposures to certain of these currency price fluctuations. At September 30, 2013 and December 31, 2012, the Company had outstanding forward currency contracts with a total contract value of $41.0 and $21.0, respectively, for the sale of euros. At September 30, 2013 and December 31, 2012, accrued liabilities of $0.7 and $0.2 were included on the Consolidated Balance Sheets for the fair value of these contracts. Based on the contracts outstanding at September 30, 2013, a 10% change in the dollar to euro exchange rate would result in an approximate $4.1 pretax effect on the value of these contracts on a mark-to-market basis, which would offset the effect of a change in the exchange rate on the underlying receivable.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities in the quarter ended September 30, 2013.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
July 2013	272	$3.41	—
August 2013	465	3.60	—
September 2013	—	—	—
Total	737	3.52	—	$125.6

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

Item 4. Mine Safety Disclosures.

The operation of AK Coal’s North Fork mine and Coal Innovations, LLC coal wash plant (collectively, the “AK Coal Operations”) are subject to regulation by the Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977, as amended (“Mine Act”). MSHA inspects mining and processing operations, such as the AK Coal Operations, on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. Exhibit 95.1 to this Quarterly Report sets forth citations and orders from MSHA and other regulatory matters required to be disclosed by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act or otherwise under this Item 4.

Item 5. Other Information.

At a regular meeting of the Board of Directors of the Company held on October 18, 2013, the Board of Directors approved having the Company enter into an updated form of Indemnification Agreement with each of its directors and officers and also approved the updated standard form of agreement to be used for such purpose. As did the prior version, the updated Indemnification Agreement provides for indemnification, under the circumstances and to the extent provided for therein, for expenses, attorneys’ fees, judgments, and certain other amounts such director or officer may be required to pay with respect to claims asserted against him or her by reason of his or her position as a director or officer. The updated version clarifies certain circumstances under which the Company would not be obligated to indemnify a director or officer, adds certain clarifying definitions or terms, and makes other generally nonsubstantive changes or corrections to the form of the agreement. AK Steel has entered, or plans to enter during the fourth quarter of 2013, into the updated Indemnification Agreement in the form approved by the Board with each of its directors and officers, including all of its named executive officers. The foregoing description does not constitute a complete summary of the terms and conditions of the form of Indemnification Agreement and is qualified by reference in its entirety to the full text of the form of Indemnification Agreement, a copy which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits.

Exhibit Number	Description
10.1	Form of Director and Officer Indemnification Agreement
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
95.1	Mine Safety Disclosure Exhibit
101
Financial statements from the Quarterly Report on Form 10-Q of AK Steel Holding Corporation for the quarter ended September 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity (Deficit) and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AK STEEL HOLDING CORPORATION
(Registrant)

Dated:	November 1, 2013	/s/ ROGER K. NEWPORT
Roger K. Newport
Vice President, Finance and Chief Financial Officer

Dated:	November 1, 2013	/s/ GREGORY A. HOFFBAUER
Gregory A. Hoffbauer
Controller and Chief Accounting Officer