Form 10-K
period 2013-12-31
AK STEEL HOLDING CORP
filed 2014-02-21
CIK 918160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒    Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2013
OR
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934.  Yes  ☐  No  ☒

Aggregate market value of the registrant’s voting stock held by non-affiliates at June 30, 2013: $408,782,178
There were 136,684,433 shares of common stock outstanding as of February 19, 2014.

DOCUMENTS INCORPORATED BY REFERENCE
The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant’s definitive proxy statement for the annual meeting of stockholders (the “2014 Proxy Statement”), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2013.

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

The Company’s operations consist primarily of nine steelmaking and finishing plants and tubular production facilities located in Indiana, Kentucky, Ohio and Pennsylvania. The Company’s operations produce flat-rolled value-added carbon steels, including premium-quality coated, cold-rolled and hot-rolled carbon steel products, and specialty stainless and electrical steels that are sold in sheet and strip form, as well as carbon and stainless steel that is finished into welded steel tubing.  In addition, the Company’s operations include European trading companies that buy and sell steel and steel products and other materials, AK Coal Resources, Inc. (“AK Coal”), which produces metallurgical coal from reserves in Pennsylvania, and a 49.9% equity interest in Magnetation LLC (“Magnetation”), a joint venture that produces iron ore concentrate from previously-mined ore reserves and that is expected to begin producing iron ore pellets in the fourth quarter of 2014 or sooner.

Customers and Markets

For carbon and stainless steels, the Company principally directs its marketing efforts toward those customers who require the highest quality flat-rolled steel with precise “just-in-time” delivery and technical support. The Company’s enhanced product quality and delivery capabilities, as well as its emphasis on customer technical support and product planning, are critical factors in its ability to serve this segment of the market.  For electrical steels, the Company focuses its efforts on customers who desire the highest quality iron-silicon alloys that provide the low core loss and high permeability attributes required for more efficient and economical electrical transformers.  The Company’s iron-silicon alloys are among the most energy efficient in the world.  As with customers of its other steel products, the Company also ensures that its electrical steel customers have outstanding technical support and product development assistance.  The Company’s standards of excellence in each of its product categories have been embraced by a wide array of diverse customers and, accordingly, no single customer accounted for more than 10% of net sales of the Company during 2013, 2012 or 2011.

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

The following table sets forth the percentage of the Company’s net sales attributable to each of its markets:

Market	2013	2012	2011
Automotive	51%	45%	36%
Infrastructure and Manufacturing	20%	23%	24%
Distributors and Converters	29%	32%	40%

The Company sells its carbon products principally to customers in the United States.  The Company’s electrical and stainless steel products are sold both domestically and internationally, though non-NAFTA sales have declined in recent years, principally as a result of excess global capacity servicing the international electrical and stainless steel markets.  The Company’s customer base is geographically diverse and there is no single country outside of the United States for which sales are material relative to the Company’s net sales.  The Company attributes revenue from foreign countries based upon the destination of physical shipment of a product.  Net sales by geographic area and as a percentage of net sales in 2013, 2012 and 2011 were as follows:

	2013		2012		2011
Geographic Area	Net Sales	%	Net Sales	%	Net Sales	%
United States	$4,862.4	87%	$5,077.0	86%	$5,521.6	85%
Foreign countries	708.0	13%	856.7	14%	946.4	15%
Total	$5,570.4	100%	$5,933.7	100%	$6,468.0	100%

The Company does not have any material long-lived assets located outside of the United States.

Approximately 73% of the Company’s shipments of flat-rolled steel products in 2013 were made to contract customers, with the balance to customers in the spot market at prevailing prices at the time of sale. The Company is a party to contracts with all of its major automotive and most of its infrastructure and manufacturing market customers. These contracts set forth prices to be paid for each product during their term.  Approximately 91% of the Company’s shipments to contract customers permit price adjustments during the term of the contract, although to the extent those adjustments are triggered by changes in raw material pricing, an adjustment is not made in certain circumstances until the price of a particular raw material is outside of certain agreed-upon parameters. In most instances, the term of the contract is one year or less.

The Company’s sales to businesses in the housing industry have been adversely affected by the lingering effects of the severe recession in the domestic and global economies that started in the fall of 2008. Housing starts have increased in recent years, and further growth is expected, but the housing market continues to be weak compared to historical norms. These conditions adversely affect production by the manufacturers of power transmission and distribution transformers, to which the Company sells its electrical steels, and production by the manufacturers of appliances, to which the Company sells its stainless and carbon steels. To the extent that domestic housing starts continue to grow slowly, it is likely that the Company’s electrical and stainless steel sales and shipments will exhibit slow increases as well. Electrical steel sales and shipments, particularly to customers in foreign countries, also have been negatively affected by excess global production capacity and preferential trade practices by certain countries.

Raw Materials and Other Inputs

The principal raw materials required for the Company’s steel manufacturing operations are iron ore, coal, coke, chrome, nickel, silicon, manganese, zinc, limestone, and carbon and stainless steel scrap.  The Company also uses large volumes of natural gas, electricity and industrial gases in its steel manufacturing operations.  In addition, the Company historically has purchased carbon steel slabs from other steel producers to supplement the production from its own steelmaking facilities and it purchased 3,400 tons of carbon steel slabs in 2013.

The Company typically purchases carbon steel slabs, carbon and stainless steel scrap, natural gas, a substantial portion of its electricity, and most other raw materials at prevailing market prices, which are subject to price fluctuations in accordance with supply and demand.  The Company, however, makes most of its purchases of coke and industrial gases and a portion of its electricity at negotiated prices under annual and multi-year agreements with periodic price adjustments.  The Company also purchases iron ore and coal under similar agreements. However, in 2011 the Company made strategic investments with respect to iron ore and coal that, over time, are expected to enable the Company to acquire approximately one half of its annual iron ore and coal needs at prices that are less exposed to market fluctuations and are below market prices. During 2013, the Company’s coal business began production and the Company expects it to continue to ramp up its operations throughout 2014. Also during 2013, Magnetation, the joint venture in which the Company invested to help address its iron ore needs, began construction of an iron ore pellet plant. That plant is expected to begin production in the fourth quarter of 2014 or sooner, and to ramp up its operations throughout the rest of 2014. The Company also enters into financial instruments from time to time to hedge portions of its purchases of energy and certain raw materials, the prices of which may be subject to volatile fluctuations.

The Company is a party to long-term supply contracts with Middletown Coke Company, LLC (“SunCoke Middletown”) and Haverhill North Coke Company (“SunCoke Haverhill”), affiliates of SunCoke Energy, Inc. (“SunCoke”), to provide the Company with about 1,100,000 tons annually of metallurgical-grade lump coke and electricity co-generated from their facilities.

In addition, the Company attempts to reduce the risk of future supply shortages and price volatility through other means. To the extent that multi-year contracts are available in the marketplace, the Company has used such contracts to secure adequate sources of supply to satisfy key raw material needs for the next three to five years.  Where multi-year contracts are not available, or are not available on terms acceptable to the Company, the Company seeks to secure the remainder of its raw materials needs through annual contracts or spot purchases.  The Company also regularly evaluates the use of alternative sources and substitute materials.

The Company currently believes that it either has secured, or will be able to secure, adequate sources of supply for its raw materials and energy requirements for 2014 and for at least the next three to five years.  There exists, however, the potential for disruptions in production by the Company’s raw material suppliers, which could create shortages of raw materials in 2014 or beyond.  If such a disruption were to occur, it could have a material impact on the Company’s financial condition, operations and cash flows.

Research and Development

The Company conducts a broad range of research and development activities aimed at improving existing products and manufacturing processes and developing new products and processes.  The Company currently produces virtually every grade of coated advanced high-strength steel used today and is working on development of the next generation of advanced high-strength steels with even greater strength and formability. Research and development costs incurred in 2013, 2012 and 2011 were $13.2, $12.5 and $13.2, respectively.

Employees

At December 31, 2013, the Company employed approximately 6,400 employees, of which approximately 4,700 are represented by labor unions under various contracts that expire between 2014 and 2017.  See the discussion under Labor Agreements in Item 7 for additional information on these agreements.

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

Steel producers that sell to the automotive market are facing increasing competition from the manufacturers of aluminum (and, to a lesser extent, other materials) as automotive manufacturers attempt to develop vehicles that will enable them to satisfy more stringent government-imposed fuel efficiency standards. While there has been much media coverage about the threat of aluminum, in particular, to the use of steel in automotive manufacturing, the steel industry has developed, and is continuing to develop, advanced high strength steels that meet the strength requirements and weight reductions needed by the automotive industry and are less costly, easier to repair and more environmentally friendly than aluminum.

Domestic steel producers, including the Company, face significant competition from foreign producers.  For a variety of reasons, these foreign producers often are able to sell products in the United States at prices substantially lower than domestic producers. These reasons include lower labor, raw material, energy and regulatory costs, as well as significant government subsidies, the maintenance of artificially low exchange rates against the U.S. dollar and preferential trade practices in their home countries.  The annual level of imports of foreign steel into the United States also is affected to varying degrees by the strength of demand for steel outside the United States and the relative strength or weakness of the U.S. dollar against various foreign currencies.  U.S. imports of finished steel accounted for approximately 23%, 24% and 22% of domestic steel market sales in 2013, 2012 and 2011, respectively.

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

The Company also is facing competition from foreign-based and domestic steel producers who have expanded or restarted shutdown steel production and/or finishing facilities in the United States.

Environmental

Information with respect to the Company’s environmental compliance, remediation and proceedings is included in Note 9 to the consolidated financial statements in Item 8 and is incorporated herein by reference.

Executive Officers of the Registrant

The following table sets forth the name, age and principal position with the Company of each of its executive officers as of February 19, 2014:

Name	Age	Positions with the Company
James L. Wainscott	56	Chairman of the Board, President and Chief Executive Officer
David C. Horn	62	Executive Vice President, General Counsel and Secretary
Stephanie S. Bisselberg	43	Vice President, Human Resources
Keith J. Howell	48	Vice President, Operations
Roger K. Newport	49	Vice President, Finance and Chief Financial Officer
Eric S. Petersen	44	Vice President, Sales and Customer Service
Maurice A. Reed	51	Vice President, Engineering, Raw Materials and Energy
Kirk W. Reich	45	Vice President, Procurement and Supply Chain Management

James L. Wainscott has served as Chairman of the Board of Directors of the Company since January 2006 and President and Chief Executive Officer since October 2003.  Previously, Mr. Wainscott had been the Company’s Chief Financial Officer and had served as Treasurer upon joining the Company in 1995.  Before joining the Company, Mr. Wainscott held a number of increasingly responsible financial positions for National Steel Corporation.

David C. Horn has served as Executive Vice President, General Counsel and Secretary since June 2010.  Prior to that, Mr. Horn served as Senior Vice President, General Counsel and Secretary since January 2005.  Mr. Horn became Vice President and General Counsel in April 2001 and assumed the additional position of Secretary in August 2003.  Before joining the Company as Assistant General Counsel in December 2000, Mr. Horn was a partner in the Cincinnati-based law firm now known as Frost Brown Todd LLC.

Stephanie S. Bisselberg has served as Vice President, Human Resources since April 2013.  Prior to that, Ms. Bisselberg served as Assistant General Counsel, Labor from October 2010. She also served as Labor Counsel from January 2005 and Assistant Labor Counsel since joining the Company in 2004. Prior to joining the Company, Ms. Bisselberg was an attorney in the Labor and Employment department of the Cincinnati law firm Taft, Stettinius and Hollister LLP.

Keith J. Howell has served as Vice President, Operations since May 2012. Prior to that, Mr. Howell was Vice President, Carbon Steel Operations from June 2010.  Mr. Howell served as Director, Engineering and Raw Materials from March 2009.  He was named General Manager, Butler Works in August 2005.  Prior to that, Mr. Howell served in a variety of other capacities since joining the Company in 1997, including General Manager at Middletown Works and Ashland Works and Manager—Aluminized and Manager—Steelmaking at Middletown Works.

Roger K. Newport has served as Vice President, Finance and Chief Financial Officer since May 2012. Prior to that, Mr. Newport was Vice President, Business Planning and Development from June 2010.  Mr. Newport was named Controller and Chief Accounting Officer in July 2004 and Controller in September 2001.  Prior to that, Mr. Newport served in a variety of other capacities since joining the Company in 1985, including Assistant Treasurer, Investor Relations, Manager—Financial Planning and Analysis, Product Manager, Senior Product Specialist and Senior Auditor.

Eric S. Petersen has served as Vice President, Sales and Customer Service since July 2013. Prior to that, Mr. Petersen was Director, Specialty and International Sales from November 2012 and Director, Research and Innovation from June 2010 until then. He was named Director, Customer Technical Services and Research in March 2007. Prior to that, Mr. Petersen served in a variety of other capacities since joining the Company in 1991, including General Manager, Quality Assurance; General Manager, Carbon Steel Technology; General Manager, Rockport Works; Manager of various departments at Rockport Works, and Middletown Works; Quality Control and Operations Management positions and Associate Process Engineer, Associate Metallurgist and Assistant Metallurgist at Middletown Works.

Maurice A. Reed has served as Vice President, Engineering, Raw Materials and Energy since May 2012.  Prior to that, Mr. Reed was Director, Engineering and Raw Materials from March 2011. Prior to that, Mr. Reed served in a variety of other capacities since joining the Company in 1996, including Director of Engineering and Energy from June 2010, General Manager—Engineering, Operations Support and Primary Process Research from March 2009 and General Manager—Engineering from May 2006. Before joining the Company, Mr. Reed held a number of increasingly responsible engineering technology positions for National Steel Corporation.

Kirk W. Reich has served as Vice President, Procurement and Supply Chain Management since May 2012. Prior to that, Mr. Reich was Vice President, Specialty Steel Operations from June 2010.  Mr. Reich was named General Manager, Middletown Works in October 2006.  Prior to that, Mr. Reich served in a variety of other capacities since joining the Company in 1989 including Manager—Mobile

Maintenance/Maintenance Technology, General Manager—Mansfield Works, Manager—Processing and Shipping, Technical Manager, Process Manager and Civil Engineer.

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

Risk of reduced selling prices, shipments and profits associated with a highly competitive industry with excess capacity. An increase in global capacity and new or expanded production capacity in the United States in recent years has resulted in capacity in excess of demand globally, as well as in the Company’s primary markets in North America. The competitive landscape reflects improving, but uncertain, domestic and global economies; an uneven recovery within certain sectors of the domestic and global economies; continued high costs for many raw materials and continued intense competition from both foreign and domestic steel competitors. These conditions directly impact the pricing for AK Steel’s products. At this time it is impossible to determine whether the domestic and/or global economies or industry sectors of those economies that are key to AK Steel’s sales will continue to improve and generate demand that will utilize more of the existing excess capacity in the steel industry. Furthermore, it is unknown how competitors will react to these and other factors and how their actions could affect market dynamics and AK Steel’s sales of and prices for its products. Thus, there is a risk of continued adverse effects on demand for AK Steel’s products, the prices for those products, and AK Steel’s sales and shipments of those products, which could negatively affect AK Steel’s business, financial results and cash flows.
Risk of changes in the cost of raw materials and energy.  The price that AK Steel pays for energy and key raw materials, such as electricity, natural gas, industrial gases, iron ore, coal and scrap, can fluctuate significantly based on market factors. The prices at which AK Steel sells steel will not necessarily change in tandem with changes in its raw material and energy costs. A portion of AK Steel’s shipments are in the spot market, and pricing for these products fluctuates based on prevailing market conditions.  The remainder of AK Steel’s shipments are pursuant to contracts typically having durations of one year or less.  A portion of those contracts contain fixed prices that do not allow AK Steel to pass through changes in the event of increases or decreases in raw material and energy costs. However, a significant majority of AK Steel’s shipments to contract customers are pursuant to contracts with variable-pricing mechanisms that allow AK Steel to adjust the price or to impose a surcharge based upon changes in certain raw material and energy costs. Those adjustments, however, do not always reflect all of AK Steel’s underlying raw material and energy cost changes. The scope of the adjustment may be limited by the terms of the negotiated language or by the timing of when the adjustment is effective relative to a cost increase. For shipments made to the spot market, market conditions or timing of sales may not allow AK Steel to recover the full amount of an increase in raw material or energy costs. As a result of the factors set forth above with respect to spot market sales and contract sales, AK Steel is not always able to recover through the price of its steel the full amount of cost increases associated with its purchase of energy or key raw materials. In such circumstances a significant increase in raw material or energy costs likely would adversely impact AK Steel’s financial results and cash flows. Conversely, in certain circumstances, AK Steel’s financial results and cash flows also can be adversely affected when raw material prices decline. This can occur when the Company locks in the price of a raw material over a period of time and the spot market price for the material declines during that period. Because there often is a correlation between the price of finished steel and the raw materials of which it is comprised, a decline in raw material prices may coincide with lower steel prices, compressing the Company’s margins. The impact of a change in raw materials prices also may be delayed by the need to consume existing inventories. New inventory may not be purchased until some portion of the existing inventory purchased earlier is consumed. The impact of this risk is particularly significant with respect to iron ore and scrap because of the volume used by operations and the associated costs. The exposure of the Company to the risk of price increases with respect to iron ore and coal has been reduced by virtue of its recent investments in an iron ore joint venture and in the acquisition of coal reserves. These investments are expected over time to enable the Company to acquire approximately one half of its annual iron ore and coal needs at prices that are less exposed to market fluctuations and are below current market prices, but there is a risk that the volume of iron ore and coal acquired by the Company through these investments will be less than that in the event of delays in development or otherwise, or that the cost of raw materials from these operations will be higher than expected or above market prices. To the extent that the Company must acquire its iron ore and coal at market prices, these prices are sensitive to global demand and thus have been volatile in recent years. Future cost increases could be significant again with respect to iron ore and coal, as well as certain other raw materials, such as scrap. The impact of significant fluctuations in the price AK Steel pays for its raw materials can be exacerbated by AK Steel’s “last in, first out” (“LIFO”) method for valuing inventories when there are changes in the cost of raw materials or energy or in AK Steel’s raw material inventory levels as well as AK Steel’s finished and semi-finished inventory levels. The impact of LIFO accounting may be particularly significant with respect to period-to-period comparisons.

Risk related to the Company’s significant amount of debt and other obligations.  As of December 31, 2013, AK Steel had outstanding $1,540.1 of indebtedness (excluding unamortized discount) and additional obligations, as well as pension and other postretirement benefit obligations totaling $1,051.3. The Company currently expects to contribute approximately $205.0 to its pension plans in 2014, as well as approximately $105.0 and $65.0 to its pension plans in 2015 and 2016, respectively. The Company also from time to time has additional contractual commitments, including the commitment to contribute $100.0 to Magnetation in 2014 prior to the commencement of its pellet plant’s operations. AK Steel has the ability to borrow additional amounts under its credit facility. At December 31, 2013, AK Steel had outstanding borrowings of $90.0 and outstanding letters of credit of $67.1 under its credit facility, resulting in remaining availability of $815.0 under its credit facility (subject to customary borrowing conditions, including a borrowing base). The amount of AK Steel’s indebtedness and other financial obligations could have important consequences. For example, it could increase AK Steel’s vulnerability to general adverse economic and industry conditions; require a substantial portion of the Company’s cash flows to be dedicated to debt service payments, reducing the amount of cash flows available for other purposes, such as working capital, capital expenditures, acquisitions, joint ventures or general corporate purposes; limit AK Steel’s ability to obtain additional financing in the future to be used for such other purposes; reduce AK Steel’s planning flexibility for, or ability to react to, changes in the Company’s business and the industry; and place AK Steel at a competitive disadvantage with competitors who may have less indebtedness and other obligations or greater access to financing.
Risk of severe financial hardship or bankruptcy of one or more of the Company’s major customers.  Sales and operations of a majority of the Company’s customers are sensitive to general economic conditions, especially as they affect the North American automotive and housing industries.  In the event of a significant weakening of current economic conditions, whether as a result of secular or cyclical issues, it could lead to financial difficulties or even bankruptcy filings by customers of AK Steel. The concentration of customers in a specific industry, such as the automotive industry, may increase the risk to AK Steel because of the likelihood that circumstances may affect multiple customers at the same time. AK Steel could be adversely impacted by such financial hardships or bankruptcies. The nature of that impact would likely include lost sales or losses associated with the potential inability to collect all outstanding accounts receivables. Such an event could negatively impact AK Steel’s financial results and cash flows.
Risk of reduced demand in key product markets due to competition from alternatives to steel or other factors.  The automotive and housing markets are important elements of AK Steel’s business. Automotive manufacturers are under pressure to achieve increasing government-mandated fuel economy standards by 2025, and they are currently investigating alternatives to carbon steels, including aluminum. If demand from one or more of AK Steel’s major automotive customers were to significantly decline as a result of increased use of competing materials in substitution for steel, reduced consumer demand, or other causes, it likely would negatively affect AK Steel’s sales, financial results and cash flows. Similarly, if demand for AK Steel’s products sold to the housing market were to be reduced significantly, it could negatively affect AK Steel’s sales, financial results and cash flows.
Risk of increased global steel production and imports.  Actions by AK Steel’s domestic or foreign competitors to increase production in and/or exports to the United States could result in an increased supply of steel in the United States, which could result in lower prices and shipments of AK Steel’s products. In fact, significant increases in production capacity in the United States by competitors of AK Steel already have occurred in recent years as new carbon and stainless steelmaking and finishing facilities have begun production. In addition, foreign competitors, especially those in China, have substantially increased their production capacity in the last few years, and in some instances have seemingly targeted the U.S. market for imports of certain higher value products, including electrical steels. These and other factors have contributed to a high level of imports of foreign steel into the United States in recent years and create a risk of even greater levels of imports, depending upon foreign market and economic conditions, the value of the U.S. dollar relative to other currencies, and other variables beyond AK Steel’s control. A significant further increase in domestic capacity or foreign imports could adversely affect AK Steel’s sales, financial results and cash flows.
Risks of excess inventory of raw materials.  AK Steel has certain raw material supply contracts, particularly with respect to iron ore and coke, which have terms providing for minimum annual purchases, subject to exceptions for force majeure and other circumstances. If AK Steel’s need for a particular raw material is reduced for an extended period significantly below what was projected at the contract’s inception, or what was projected at the time an annual nomination was made under that contract, AK Steel could be required to purchase quantities of raw materials, particularly iron ore and coke, which exceed its anticipated annual needs. If that circumstance was to occur, and if AK Steel was not successful in reaching agreement with a particular raw material supplier to reduce the quantity of raw materials it purchases from that supplier, then AK Steel would likely be required to purchase more of a particular raw material in a given year than it needs, negatively affecting its financial results and cash flows. The impact on financial results could be exacerbated by AK Steel’s LIFO method for valuing inventories, which could be affected by changes in AK Steel’s raw material inventory levels, as well as AK Steel’s finished and semi-finished inventory levels. The impact of LIFO accounting may be particularly significant with respect to period-to-period comparisons.
Risk of supply chain disruptions or poor quality of raw materials. The Company’s sales, financial results and cash flows could be adversely affected by transportation, raw material or energy supply disruptions, or poor quality of raw materials, particularly scrap, coal, coke, iron ore, alloys and purchased carbon steel slabs. For example, extreme cold weather conditions in the United States and Canada impact shipping on the Great Lakes and could disrupt the delivery of iron ore to the Company and/or increase the Company’s costs related to iron ore. Such disruptions or quality issues, whether the result of severe financial hardships or bankruptcies of suppliers, natural or man-made disasters or other adverse weather events, or other unforeseen circumstances or events, could reduce production or increase costs at one or more of AK Steel’s plants and potentially adversely affect customers or markets to which AK Steel sells its products. Any such significant disruption or quality issue would adversely affect AK Steel’s sales, financial results and cash flows.
Risk of production disruption or reduced production levels.  When business conditions permit, AK Steel operates its facilities at production levels at or near capacity. High levels of production are important to AK Steel’s financial results because they enable AK Steel to spread its fixed costs over a greater number of tons. Production disruptions could be caused by the idling of facilities due to reduced demand, such as resulting from economic downturns, or from excess capacity. Such production disruptions also could be caused by unanticipated plant outages or equipment failures, particularly under circumstances where AK Steel lacks adequate redundant facilities, such as with respect to its Middletown Works hot mill. In addition, the occurrence of natural or man-made disasters, adverse weather conditions, or similar events or circumstances could significantly disrupt AK Steel’s operations, negatively impact the operations of other companies or contractors AK Steel depends upon in its operations, or adversely affect customers or markets to which AK Steel sells its products. Any such significant disruption or reduced level of production would adversely affect AK Steel’s sales, financial results and cash flows.
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
Risks associated with the Company’s pension obligations.  AK Steel’s pension trust is currently underfunded to meet its long-term obligations. The extent of underfunding is directly affected by changes in interest rates and asset returns in the securities markets. It also is affected by the rate and age of employee retirements, along with actual experience compared to actuarial projections. These items affect pension plan assets and the calculation of pension obligations and expenses. Such changes could increase the cost to AK Steel of those obligations, which could have a material adverse effect on AK Steel’s results and its ability to meet those obligations. In addition, changes in the law, rules, or governmental regulations with respect to pension funding could also materially and adversely affect the cash flow of AK Steel and its ability to meet its pension obligations. Also, under the method of accounting used by AK Steel with respect to its pension obligations, AK Steel recognizes into its results of operations, as a “corridor” adjustment, any unrecognized actuarial net gains or losses that exceed 10% of the larger of projected benefit obligations or plan assets. These corridor adjustments are driven mainly by changes in assumptions and by events and circumstances beyond AK Steel’s control, primarily changes in interest rates, performance of the financial markets, and mortality and retirement projections. A corridor adjustment, if required after a re-measurement of AK Steel’s pension obligations, historically has been recorded in the fourth quarter of the fiscal year. In certain past years, corridor adjustments have had a significant negative impact on AK Steel’s financial statements in the year in which a charge was recorded, although the immediate recognition of the charge in that year has the beneficial effect of reducing its impact on future years. The recognition of a corridor charge does not have any immediate impact on the Company’s cash flows.
Risk of not reaching new labor agreements on a timely basis.  Most of AK Steel’s hourly employees are represented by various labor unions and are covered by collective bargaining agreements with expiration dates between March 2014 and September 2017. Two of those contracts are scheduled to expire in 2014. The labor contract with the United Steelworkers, Local 169, which represents approximately 280 hourly employees at the Company’s Mansfield Works located in Mansfield, Ohio, expires on March 31, 2014. The labor agreement with the International Associations of Machinists and Aerospace Workers, Local 1943, which represents approximately 1,650 hourly employees at the Company’s Middletown Works located in Middletown, Ohio, expires on September 15, 2014.  The Company intends to negotiate with these unions to reach new, competitive labor agreements in advance of the current expiration dates.  The Company cannot predict at this time, however, when new, competitive labor agreements with the unions at the Mansfield Works and Middletown Works will be reached or what the impact of such agreements will be on the Company’s operating costs, operating income and cash flow. There is the potential of a work stoppage at these locations in 2014 as their collective bargaining agreements expire if the Company and the unions cannot reach a timely agreement in contract negotiations.  If there was to be a work stoppage, it could have a material impact on the Company’s operations, financial results and cash flows. To the extent that the Company has labor contracts with unions at other locations which expire after 2014, a similar risk applies.
Risks associated with major litigation, arbitrations, environmental issues and other contingencies.  The Company has described several significant legal and environmental proceedings in Note 9 to the consolidated financial statements in Item 8.  With respect to environmental issues, changes in application or scope of regulations applicable to AK Steel could have significant adverse impacts, including requiring capital expenditures to ensure compliance with the regulations, increased difficulty in obtaining future permits, incurring costs for emission allowances, restriction of production, and higher prices for certain raw materials. One or more of these adverse developments could negatively impact the Company’s operations, financial results and cash flows. With respect to litigation, arbitrations and other legal proceedings, it is not possible to predict with certainty the outcome of such matters and the Company could in the future incur judgments, fines or penalties or enter into settlements of lawsuits, arbitrations and claims that could have an adverse effect on its business, results of operations and financial condition.  In addition, while the Company maintains insurance coverage with respect to certain claims, it may not be able to obtain such insurance on acceptable terms in the future and, to the extent it obtains such insurance, it may not provide adequate coverage against all claims. The Company establishes reserves based on its assessment of contingencies, including contingencies related to claims asserted against it in connection with litigation, arbitrations and environmental issues.  Adverse developments in litigation, arbitrations or other legal proceedings may affect the Company’s assessment and estimates of the loss contingency recorded as a reserve and require the Company to make payments in excess of its reserves, which could negatively affect its operations, financial results and cash flows.
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
Risks associated with climate change and greenhouse gas emission limitations. The United States has not ratified the 1997 Kyoto Protocol Treaty (the “Kyoto Protocol”) and AK Steel does not produce steel in a country that has ratified that treaty. Negotiations for a treaty that would succeed the Kyoto Protocol are ongoing and it is not known yet what the terms of that successor treaty ultimately will be or if the United States will ratify it. It is possible, however, that limitations on greenhouse gas emissions may be imposed in the United States at some point in the future through federally-enacted legislation or regulation. The EPA has issued and/or proposed regulations addressing greenhouse gas emissions, including regulations that will require reporting of greenhouse gas emissions from large sources and suppliers in the United States. Legislation previously has been introduced in the United States Congress aimed at limiting carbon emissions from companies that conduct business that is carbon-intensive. Among other potential material items, such bills could include a system of carbon emission credits issued to certain companies, similar to the European Union’s existing “cap and trade” system. It is impossible at this time, however, to forecast what the final regulations and legislation, if any, will look like and the resulting effects on AK Steel. Depending upon the terms of any such regulations or legislation, however, AK Steel could suffer negative financial impacts as a result of increased energy, environmental and other costs in order to comply with the limitations that would be imposed on greenhouse gas emissions. In addition, depending upon whether similar limitations are imposed globally, the regulations and/or legislation could negatively impact AK Steel’s ability to compete with foreign steel companies situated in areas not subject to such limitations. Unless and until all of the terms of such regulation and legislation are known, however, AK Steel cannot reasonably or reliably estimate their impact on its financial condition, operating performance or ability to compete.
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
Risk associated with the Company’s use of derivative contracts to hedge commodity pricing volatility. The Company uses cash-settled commodity price swaps and options to hedge the market risk for a portion of its raw material and energy purchases and the market risk associated with the sale of certain of its commodity steel products (hot roll carbon steel coils) to mitigate the risk of pricing volatility. For example, in the event the price of an underlying commodity falls below the price at which the Company has hedged such commodity, the Company will benefit from the lower market price for the commodity purchased, but will not realize the full benefit of the lower commodity price because of the amount that it has hedged. In certain circumstances the Company also could be required to provide collateral for its potential derivative liability or close its hedging transaction for the commodity. Additionally, there may be a lag in timing (particularly with respect to iron ore) between a decline in the price of a commodity underlying a derivative contract, which could cause the Company to make payments in the short-term to provide collateral or settle its relevant hedging transaction, and the period in which the Company experiences the benefits of the lower cost input through its direct purchases of the commodity. Each of these risks related to the Company's hedging transactions could adversely affect the Company's financial results and cash flows.
Risk associated with the value of the Company’s net deferred tax assets.  U.S. internal revenue laws and regulations and similar state laws applicable to the Company and the rates at which it is taxed have a significant effect on its financial results.  For instance, the Company has recorded deferred tax assets, including loss carryforwards and tax credit carryforwards, on its Consolidated Balance Sheets to reflect the economic benefit of tax positions that become deductible in future tax periods at the tax rate that is expected when they will be taken.  Changes in tax laws or rates can materially affect the future deductible amounts related to deferred tax assets.  For example, a reduction in the tax rate would decrease the amount of tax benefit to be realized in the future and result in a charge to the income statement, which has the effect of reducing the Company’s income at the time the tax rate change is enacted. The Company has established a valuation allowance for its deferred tax assets. In determining the appropriate amount of the valuation allowance, the accounting standards allow the Company to consider the timing of future reversal of its taxable temporary differences and available tax strategies that, if implemented, would result in the realization of deferred tax assets. The use of a tax planning strategy involving LIFO inventory accounting will result in changes in the valuation allowance on the deferred tax assets in relation to the amount of LIFO income or expense the Company records and could materially affect reported financial results. For more detail concerning the Company’s net deferred tax assets, see the discussion in the Critical Accounting Estimates section in Item 7 and in Note 4 to the consolidated financial statements in Item 8. Thus, changes in certain tax laws, a reduction in tax rates or a reduction in the realizable value of the deferred tax assets could have a material adverse effect on the Company’s financial results and financial condition.
Risk of inability to fully realize benefits of long-term cost savings and margin enhancement initiatives. In recent years the Company has undertaken several significant projects in an effort to lower its costs and enhance its margins. These include efforts to lower its costs and increase its control over certain key raw materials through a strategy of vertically integrating into approximately one half of its annual supply of such key raw materials. AK Steel intends to implement this strategy with respect to iron ore through its investment in Magnetation and with respect to coal through its ramp-up of AK Coal’s mining operations. Other strategic initiatives to lower AK Steel’s costs include increasing the utilization, yield and productivity of its facilities, implementing strategic purchasing procurement improvements, controlling maintenance spending, producing lower cost metallic burdens and reducing transportation costs. The Company also has identified several other areas for enhancing its profitability, including increasing its percentage of contract sales (and lowering spot market sales), producing and selling a higher-value mix of products and developing new products that can command higher prices from customers. To the extent that one or more of the Company’s significant cost-savings or margin enhancement projects is unsuccessful, or that several projects are significantly less effective in achieving the level of combined cost-savings or margin enhancement than the Company is anticipating, or that the Company does not achieve such results as quickly as anticipated, the Company’s financial results and cash flows could be adversely impacted.
Risk of lower quantities, quality or yield of estimated coal reserves of AK Coal. AK Steel has based estimated reserve information of its wholly-owned subsidiary, AK Coal, on engineering, economic and geological data assembled and analyzed by third-party engineers and geologists, with involvement of and review by Company employees. There are numerous uncertainties inherent in estimating yields from, quantities and qualities of, and costs to mine recoverable reserves, including many factors beyond AK Coal’s control. Estimates of economically-recoverable coal reserves necessarily depend upon a number of variables and assumptions, such as geological and mining conditions that may not be fully identified by available exploration data or that may differ from experience in current operations, historical production from the area compared with production from other similar producing areas, the assumed effects of regulation and taxes by governmental agencies, and assumptions concerning coal prices, operating costs, development costs and reclamation costs, all of which may vary considerably from actual results. As a result, actual coal tonnage recovered from AK Coal’s properties and the related costs may vary materially from AK Steel’s estimates. In addition, actual or alleged defects in title in or the boundaries of the property that AK Coal owns or its loss of any material leasehold interests could limit or eliminate its ability to mine these properties, which may reduce the estimated reserves controlled by AK Coal or result in significant unanticipated costs to obtain the property rights to mine such reserves.
Risk of increased governmental regulation of mining activities. AK Steel’s ability to realize fully the expected benefits from AK Coal and Magnetation could be materially adversely affected by increased governmental regulation of mining and related activities, including difficulties or delays in or their failure to receive, maintain or modify environmental permits required for their operations. With respect to AK Coal, the coal mining industry is subject to numerous and extensive federal, state and local environmental laws and regulations, including laws and regulations pertaining to permitting and licensing requirements, air quality standards, plant and wildlife protection, reclamation and restoration of mining properties, the discharge of materials into the environment, the storage, treatment and disposal of wastes, surface subsidence from underground mining and the effects of mining on groundwater quality and availability. With respect to Magnetation, although the construction and operation of its iron ore concentrate plants require limited environmental permits, Magnetation will be required to seek new and amended permits with respect to the additional iron ore concentrate capacity that it intends to build and operate that is necessary to feed its iron ore pellet plant. Furthermore, when Magnetation’s pellet plant commences operation, it will be subject to most, if not all, of the federal, state and local environmental laws and regulations previously mentioned in regards to AK Coal. The costs, liabilities and requirements associated with these laws and regulations are significant and may increase the costs of AK Coal’s mining activities and Magnetation’s pellet plant operations and could delay, or even preclude, the commencement of Magnetation’s proposed additional iron ore concentrate capacity and the opening of additional mines by AK Coal beyond its currently operational North Fork mine.
Risk of inability to hire or retain skilled labor and experienced manufacturing and mining managers. Modern steel-making and mining uses specialized techniques and advanced equipment and requires experienced managers and skilled laborers. The manufacturing and mining industries in the United States are in the midst of a shortage of experienced managers and skilled laborers. This shortage is due in large part to demographic changes, as such laborers and managers are retiring at a faster rate than replacements are entering the workforce or achieving a comparable level of experience. If AK Steel or AK Coal are unable to hire or contract sufficient experienced managers and skilled laborers, there could be an adverse impact on the productivity of these operations and the ultimate benefits to AK Steel.
Risk of IT security threats and sophisticated cybercrime. The Company relies upon IT systems and networks in connection with a variety of business activities. In addition, the Company collects and stores sensitive data.  The Company has taken, and intends to continue to take, what it believes are appropriate and reasonable steps to prevent security breaches in its systems and networks. In recent years, however, there appears to have been an increase in both the number and sophistication of IT security threats and cybercrimes. These IT security threats and increasingly sophisticated computer crimes, including advanced persistent threats, pose a risk to the security of AK Steel’s systems and networks and the confidentiality, availability and integrity of its data.  A failure of or breach in security could expose the Company to risks of production downtimes and operations disruptions, misuse of information or systems, or the compromising of confidential information, which in turn could adversely affect the Company’s reputation, competitive position, business and financial results.
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

Ashland Works is located in Ashland, Kentucky, and produces carbon steel. It consists of a blast furnace, basic oxygen furnaces and continuous caster for the production of carbon steel and a coating line that helps to complete the finishing operation of material processed at Middletown Works.

Butler Works is located in Butler, Pennsylvania, and produces stainless, electrical and carbon steel.  Melting takes place in a highly-efficient electric arc furnace that feeds an argon-oxygen decarburization unit for the specialty steels. A ladle metallurgy furnace feeds two double-strand continuous casters.  The Butler Works also includes a hot rolling mill, annealing and pickling units and two fully automated tandem cold rolling mills. It also has various intermediate and finishing operations for both stainless and electrical steels.

Coshocton Works is located in Coshocton, Ohio, and consists of a stainless steel finishing plant containing two Sendzimer mills and two Z-high mills for cold reduction, four annealing and pickling lines, nine bell annealing furnaces, four hydrogen annealing furnaces, two bright annealing lines and other processing equipment, including temper rolling, slitting and packaging facilities.

Mansfield Works is located in Mansfield, Ohio, and produces stainless steel. Operations include a melt shop with two electric arc furnaces, a ladle metallurgy furnace, an argon-oxygen decarburization unit, a thin-slab continuous caster and a hot rolling mill.

Middletown Works is located in Middletown, Ohio. It melts carbon and processes carbon and stainless steel. It consists of a coke facility, blast furnace, basic oxygen furnaces and continuous caster for the production of carbon steel.  Also located at the Middletown site are a hot rolling mill, cold rolling mill, two pickling lines, four annealing facilities, two temper mills and three coating lines for finishing the product.

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

AK Tube LLC (“AK Tube”), a Company subsidiary, has a plant in Walbridge, Ohio, which operates six electric resistance welder tube mills and a slitter.  AK Tube also has a plant in Columbus, Indiana, which operates eight electric resistance welder and two laser welder tube mills.

AK Coal, another Company subsidiary, produces metallurgical coal from reserves in Somerset County, Pennsylvania. The Company currently estimates that AK Coal owns or leases existing proven and probable coal reserves of approximately 33 million tons of low-volatile metallurgical coal. Another Company subsidiary, Coal Innovations, LLC (“Coal Innovations”), operates a coal wash plant in Somerset County, Pennsylvania close to AK Coal’s reserves.

Item 3.	Legal Proceedings.

Information with respect to this item may be found in Note 9 to the consolidated financial statements in Item 8, which is incorporated herein by reference.

Item 4.	Mine Safety Disclosures.

The operation of AK Coal’s North Fork Mine and Coal Innovations’s coal wash plant (collectively, the “AK Coal Operations”) are subject to regulation by the Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977, as amended (“Mine Act”). MSHA inspects mining and processing operations, such as the AK Coal Operations, on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. Exhibit 95.1 to this Annual Report sets forth citations and orders from MSHA and other regulatory matters required to be disclosed by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act or otherwise under this Item 4.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

AK Holding’s common stock has been listed on the New York Stock Exchange since April 5, 1995 (symbol: AKS).  The table below sets forth for the calendar quarters indicated the reported high and low sales prices of the common stock:

	2013		2012
	High	Low	High	Low
First Quarter	$4.94	$3.25	$10.33	$6.80
Second Quarter	3.80	2.76	7.85	4.59
Third Quarter	4.65	2.92	6.73	4.44
Fourth Quarter	8.47	3.73	5.90	3.42

As of February 19, 2014, there were 136,684,433 shares of common stock outstanding and held of record by 4,266 stockholders.  The closing stock price on February 19, 2014 was $6.50 per share.  Because depositories, brokers and other nominees held many of these shares, the number of record holders is not representative of the number of beneficial holders. There were no unregistered sales of equity securities in the quarter or year ended December 31, 2013.

The Company’s Credit Facility contains certain restrictive covenants with respect to the Company’s payment of dividends. Under these covenants, dividends are permitted providing (i) availability exceeds $247.5 or (ii) availability exceeds $192.5 and the Company meets a fixed charge coverage ratio of one to one as of the most recently ended fiscal quarter. If the Company cannot meet either of these thresholds, dividends would be limited to $12.0 annually. Currently, the availability under the Credit Facility significantly exceeds $247.5. In July 2012, the Company elected to suspend its dividend program in order to enhance the Company’s financial flexibility and further support capital needs of the business. Accordingly, although the Company has elected to suspend its dividend program, there currently are no covenant restrictions that would restrict the Company’s ability to declare and pay a dividend to its stockholders.

No cash dividends were paid in 2013. Cash dividends paid in 2012 by the Company to its shareholders were determined to be a return of capital under the United States Internal Revenue Code. Information concerning the amount and frequency of dividends declared and paid in 2012 is as follows:

2012 COMMON STOCK DIVIDENDS

Record Date	Payment Date	Per Share
February 10, 2012	March 9, 2012	$0.05
May 15, 2012	June 8, 2012	0.05

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
October 2013	1,176	$4.14	—
November 2013	—	—	—
December 2013	452	8.27	—
Total	1,628	5.29	—	$125.6

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

The following graph compares cumulative total stockholder return on AK Holding’s common stock for the five-year period from January 1, 2009 through December 31, 2013, with the cumulative total return for the same period of (i) the Standard & Poor’s 500 Stock Index and (ii) Standard & Poor’s 500 Metals & Mining Index.  The S&P 500 Metals & Mining Index is made up of Alcoa Inc., Allegheny Technologies Inc., Cliffs Natural Resources, Inc., Freeport-McMoRan Copper & Gold Inc., Newmont Mining Corporation, Nucor Corporation and United States Steel Corporation.  These comparisons assume an investment of $100 at the commencement of the period and reinvestment of dividends.

Cumulative Total Returns
January 1, 2009 through December 31, 2013
(Value of $100 invested on January 1, 2009)

$300
$250
$200
$150
$100
$50
$0
Jan 1, 2009
2009
2010
2011
2012
2013
December 31,
AK Holding
S&P 500 Metals & Mining
S&P 500

	January 1,	December 31,
	2009	2009	2010	2011	2012	2013
AK Holding	$100	$232	$181	$93	$53	$94
S&P 500 Metals & Mining	100	161	207	153	138	139
S&P 500	100	126	145	148	172	228

Item 6.	Selected Financial Data.

The following selected historical consolidated financial data for each of the five years in the period ended December 31, 2013 have been derived from the audited consolidated financial statements. The selected historical consolidated financial data presented herein are qualified in their entirety by, and should be read in conjunction with, the consolidated financial statements set forth in Item 8 and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7.

	2013	2012	2011	2010	2009
	(dollars in millions, except per share and per ton data)
Statement of Operations Data:
Net sales	$5,570.4	$5,933.7	$6,468.0	$5,968.3	$4,076.8
Operating profit (loss) (a)(b)	135.8	(128.1)	(201.3)	(133.9)	(70.1)
Net income (loss) attributable to AK Steel Holding Corporation (c)	(46.8)	(1,027.3)	(155.6)	(128.9)	(74.6)
Basic and diluted earnings (loss) per share (c)	(0.34)	(9.06)	(1.41)	(1.17)	(0.68)
Other Data:
Cash dividends declared per common share	$—	$0.10	$0.20	$0.20	$0.20
Total shipments (in thousands of tons)	5,275.9	5,431.3	5,698.8	5,660.9	3,935.5
Selling price per ton	$1,056	$1,092	$1,131	$1,054	$1,036
Balance Sheet Data:
Cash and cash equivalents	$45.3	$227.0	$42.0	$216.8	$461.7
Working capital	441.8	630.3	137.3	559.6	889.4
Total assets	3,605.7	3,903.1	4,449.9	4,188.6	4,274.7
Current portion of long-term debt (d)	0.8	0.7	250.7	0.7	0.7
Long-term debt (excluding current portion)	1,506.2	1,411.2	650.0	650.6	605.8
Current portion of pension and other postretirement benefit obligations	85.9	108.6	130.0	145.7	144.1
Pension and other postretirement benefit obligations (excluding current portion)	965.4	1,661.7	1,744.8	1,706.0	1,856.2
Total equity (deficit) (e)	192.7	(91.0)	377.2	641.1	880.1

(a)	In 2010, the Company recorded $63.7 related to the announced shutdown of the Company’s Ashland coke plant.

(b)	Under its method of accounting for pensions and other postretirement benefits, the Company recorded pension corridor charges of $157.3 and $268.1 in 2012 and 2011, respectively.

(c)
Included in net income (loss) attributable to AK Steel Holding Corporation for 2012 was a charge to income tax expense of $865.5, or $7.63 per diluted share, for an increase in the valuation allowance on deferred tax assets.

(d)	Includes borrowings under the Company’s revolving credit facility classified as short-term.

(e)
As of December 31, 2012, the advances to SunCoke Middletown were classified as noncontrolling interests as a result of financing activities performed by its parent, SunCoke Energy, Inc. This was included in other non-current liabilities in prior periods.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operations Overview

The Company’s operations consist primarily of nine steelmaking and finishing plants and tubular production facilities located in Indiana, Kentucky, Ohio and Pennsylvania. The Company’s operations produce flat-rolled value-added carbon steels, including premium-quality coated, cold-rolled and hot-rolled carbon steel products, and specialty stainless and electrical steels that are sold in sheet and strip form, as well as carbon and stainless steel that is finished into welded steel tubing.  These products are sold to the automotive, infrastructure and manufacturing, and distributors and converters markets.  The Company sells its carbon products principally to domestic customers.  The Company’s electrical and stainless steel products are sold both domestically and internationally.  The Company also produces carbon and stainless steel that is finished into welded steel tubing used in the automotive, large truck, industrial and construction markets. The Company’s operations include European trading companies that buy and sell steel and steel products and other materials, AK Coal, which produces metallurgical coal from reserves in Pennsylvania, and a 49.9% equity interest in Magnetation, a joint venture that produces iron ore concentrate from previously-mined ore reserves and that is expected to begin producing iron ore pellets in the fourth quarter of 2014 or sooner.

Safety, quality and productivity are the focal points of AK Steel’s operations and the hallmarks of its success.  In 2013, the Company experienced another year of outstanding safety performance, tying its best year ever with respect to OSHA-recordable safety injuries. In 2013, the Company continued to lead the steel industry in OSHA-recordable safety performance by a wide margin. The Company also continued to perform extremely well with respect to quality, establishing several all-time company best records for internal quality performances. With respect to productivity, the Company set new yield records at several operating units and plant locations in 2013. Although the Company’s average capacity utilization across all of its plants remained steady at approximately 80% in 2013 compared to approximately 81% in 2012, AK Steel continued to focus its capacity on the production of value-added steels, which increased from approximately 83% of sales in 2012 to almost 86% in 2013.

2013 Financial Results Overview

An increase in global capacity and new or expanded production capacity in the United States in recent years has resulted in capacity in excess of demand globally, as well as in the Company’s primary markets in North America. This excess capacity, as well as continued challenging domestic and global economic conditions, had a negative impact on the Company’s financial performance. In addition, the Company’s results for 2013 were also adversely affected by the unplanned outage at its Middletown Works blast furnace.

The unplanned outage of the Company’s Middletown Works blast furnace was due to a mechanical failure in the charging apparatus internal to the furnace which occurred on June 22, 2013. The Company completed repairs and restarted the blast furnace on July 12, 2013. Initially, it appeared that the blast furnace had returned to full production, but lingering problems arose that delayed the furnace from consistently performing at that level. The Company took a short outage of the blast furnace in October 2013 to address the problems that were preventing the furnace from returning to its planned production level. The furnace was back to full production in the fourth quarter. The Company maintains property damage and business interruption insurance, which covered a significant portion of the losses associated with this unplanned outage. In 2013 the Company recognized $22.3 of net losses associated with the unplanned outage after partial insurance recovery of $14.6. No significant losses related to the unplanned outage are expected to be recognized in 2014.

The challenging conditions that affected the Company’s results included a slow and uneven economic recovery in the United States and in other parts of the world, continued weakness and greater uncertainty with regard to the economies of Western Europe caused by currency, debt and austerity issues, and a significant global oversupply of steel relative to demand. As a result of this excess capacity, there was increased competition in the United States from imports and from domestic producers. These conditions had the effect of suppressing pricing for most of the Company’s steel products, particularly early in the year. Despite this suppressed pricing for finished steel products, input costs remained disproportionately high for certain raw materials due to strong demand from China. Toward the end of the second quarter, the Company began to see some increases in carbon steel spot market pricing and this continued in the second half of the year. However, the Company was not able to realize the full benefit of this increase in pricing because of the effects of the unplanned outage at its Middletown Works blast furnace. That outage caused limitations on the Company’s capacity for shipments and delays in meeting customer orders during the second half of the year. After the Middletown Works blast furnace was returned to service, the Company honored its commitments to customers for lower-priced orders placed prior to the unplanned outage and, as a result, a portion of its shipments were at prices lower than the then-prevailing market price. The Company also continued to experience a decline in electrical steel pricing during the year, particularly with regard to international sales, as a result of the weak global economic conditions and increased global production capacity.

Reflecting this business environment and the now-overcome operational challenges, the Company’s net sales declined by approximately 6% from 2012. This was principally attributable to a decline in average selling prices compared to 2012, combined with an approximate 3% decline in shipments. The Company’s average selling price for 2013 was $1,056 per ton, a decrease of approximately 3% from the Company’s average selling price of $1,092 per ton for 2012. However, the Company benefited from lower raw material costs, primarily for carbon scrap, iron ore, coal and coke. The benefit of the lower raw material costs, however, could not overcome the negative effect of the overall economic, business and tax conditions faced by the Company in 2013.

As a result of the aggregate effect of the challenging business conditions and the unplanned blast furnace outage, the Company reported a net loss of $46.8, or $0.34 per diluted share of common stock, in 2013. The Company also reported adjusted EBITDA of $255.0, or $48 per ton.  Reconciliations for the non-GAAP financial measures presented in this paragraph are provided in the Non-GAAP Financial Measures section of this report.

There were some bright spots in 2013. Year-over-year, the Company experienced improved demand for steel sold to the automotive market. North American light vehicle production, which has been on an upward trend, continued to improve compared to prior year periods and the Company’s total sales and shipments to that market also increased compared to the prior year. In addition, housing starts in the United States showed improvement compared to prior year periods. Both of these key markets for the Company appear poised for further gains in 2014. With respect to raw materials, the Company saw substantial progress in its strategic investments in Magnetation and AK Coal. AK Coal began its mining activities in mid-2013 and started ramping up production. Magnetation received the permits to begin construction of its pellet plant and made significant progress with that construction. Although the Company is reporting a net loss in 2013, the 2013 financial results were substantially improved over the Company’s 2012 results. In addition, during 2013, the

Company’s pension and other postretirement benefit obligations declined by $719.0 as a result of cash payments of $285.3 from the Company for benefit payments and as contributions to the pension and VEBA trusts, strong asset returns on pension assets and higher interest rates used to determine the present value of the obligations. The Company believes that these positive developments in 2013, which contributed to a profitable fourth quarter, have laid the foundation for continued improvement by the Company in 2014 compared to 2013.

2013 Compared to 2012

Steel Shipments

Steel shipments in 2013 were 5,275,900 tons, down approximately 3% from shipments of 5,431,300 tons in 2012.  The reduction in overall shipments in 2013 compared to 2012 was principally the result of excess global steel capacity and the effect of the unplanned outage at the Middletown Works blast furnace.  As spot market pricing declined in early 2013, the Company took steps to reduce its spot market sales of non value-added steel. These factors resulted in an increase in the Company’s value-added shipments as a percent of total volume shipped to 85.9% in 2013 compared to 83.4% in 2012.  Tons shipped by product category for 2013 and 2012, and as a percent of total shipments, were as follows:

	2013		2012
Value-added Shipments	(tons in thousands)
Stainless/electrical	822.1	15.6%	849.1	15.6%
Coated	2,469.6	46.8%	2,409.4	44.4%
Cold-rolled	1,115.9	21.2%	1,138.7	21.0%
Tubular	122.2	2.3%	132.0	2.4%
Subtotal value-added shipments	4,529.8	85.9%	4,529.2	83.4%
Non Value-added Shipments
Hot-rolled	643.5	12.2%	767.6	14.1%
Secondary	102.6	1.9%	134.5	2.5%
Subtotal non value-added shipments	746.1	14.1%	902.1	16.6%

Total shipments	5,275.9	100.0%	5,431.3	100.0%

Net Sales

Net sales in 2013 were $5,570.4, down 6% from net sales of $5,933.7 in 2012.  The decrease resulted primarily from lower selling prices in 2013 compared to 2012 and a lower volume of shipments.  The average selling price was $1,056 per net ton in 2013, a decrease of 3% compared to $1,092 per net ton in 2012.  The Company has variable-pricing mechanisms with most of its contract customers, under which price adjustments are permitted during the term of the contract. However, to the extent such pricing adjustments are triggered by changes in raw material costs, an adjustment is not permitted in some cases until the raw material price is outside pre-agreed parameters.  The Company had such variable-pricing mechanisms with respect to approximately 91% of its contract shipments in 2013, compared to 94% in 2012.

Net sales to customers outside the United States were $708.0, or 13% of total sales, for 2013, compared to $856.7, or 14% of total sales, for 2012.  A majority of the revenue from sales outside the United States is associated with electrical and stainless steel products.

The following table sets forth the percentage of the Company’s net sales attributable to each of its markets:

Market	2013	2012
Automotive	51%	45%
Infrastructure and Manufacturing	20%	23%
Distributors and Converters	29%	32%

Cost of Products Sold

Cost of products sold in 2013 and 2012 was $5,107.8 and $5,539.1, respectively.  Cost of products sold for 2013 was lower primarily as a result of lower shipments and lower costs for carbon scrap, iron ore, coal, coke and energy. The benefit of these lower raw materials costs was partially offset by higher outage and operating costs associated with the unplanned Middletown Works blast furnace outage. Also, the Company recorded a LIFO credit of $38.5 in 2013 compared to a LIFO credit of $89.0 in 2012. As noted above, the results for 2013 also include expenses of $22.3 for costs related to the unplanned blast furnace outage. Expenses for planned outages were $28.3 and $31.1 in 2013 and 2012, respectively.

Selling and Administrative Expense

The Company’s selling and administrative expense decreased to $205.3 in 2013 from $208.7 in 2012.  The decrease was primarily the result of lower stock compensation costs.

Depreciation Expense

Depreciation expense was $190.1 in 2013 and $192.0 in 2012.

Pension and Other Postretirement Employee Benefit (“OPEB”) Expense (Income)

The Company recorded pension and OPEB income of $68.6 in 2013 compared to income of $35.3 in 2012. The increase in income in 2013 was largely a result of a decrease in the interest cost on the Company’s pension and OPEB obligations.

The Company recognizes into its results of operations, as a “corridor” adjustment, any unrecognized actuarial net gains or losses that exceed 10% of the larger of projected benefit obligations or plan assets.  Amounts inside this 10% corridor are amortized over the plan participants’ life expectancy.  The effect of prevailing interest rates on the discount rate used to value projected plan obligations as of the December 31 measurement date and actual return on plan assets compared to the expected return are two of the more important factors used to determine the Company’s year-end liability, corridor adjustment and subsequent year’s expense for these benefit plans.  Under the Company’s method of accounting for pension and other postretirement benefit plans, it incurred a pre-tax pension corridor charge of $157.3 in 2012, but did not incur a corridor charge in 2013. Although ultimately the pension and OPEB obligations will be settled in cash, there was no cash requirement during the period in which the charge was recorded.

Operating Profit (Loss)

The Company reported operating profit for 2013 of $135.8, compared to an operating loss of $128.1 for 2012. Included in the 2012 loss was a pre-tax pension corridor charge of $157.3. Also included was operating profit related to SunCoke Middletown of $64.3 and $46.0 for 2013 and 2012, respectively.

Interest Expense

The Company’s interest expense for 2013 and 2012 was $127.4 and $86.7, respectively.  The year-over-year increase was primarily related to the late 2012 issuance of indebtedness with interest rates higher than the interest rate on the revolver borrowings outstanding prior to the issuance.

Other Income (Expense)

The Company reported other expense of $(1.4) for 2013 and other income of $6.2 for 2012.  Included in other income (expense) was the Company’s share of income (loss) related to Magnetation of $(4.9) and $7.7 for 2013 and 2012, respectively. The remaining balance of other income (expense) is principally attributable to foreign exchange gains or losses. The decrease in the Company’s share of income from Magnetation from the prior year period was due primarily to uncapitalized interest expense incurred on debt raised by Magnetation, principally for the purpose of constructing its pellet plant and additional iron ore concentrate capacity, and to mark-to-market losses on iron ore derivative contracts that Magnetation entered into to partially hedge its cash flows to support the debt service during the construction phase of the pellet plant.

Income Taxes

In 2013, the Company recorded an income tax benefit of $10.4 compared to income tax expense of $790.0 in 2012. Included in the income tax benefit for 2013 are non-cash charges of $14.4 for changes in the valuation allowance on the Company’s deferred tax assets. The Company recorded a non-cash charge of $865.5 in 2012 for an adjustment of the valuation allowance because of the change in judgment about the realizability of the deferred tax assets. While accounting rules specify that the deferred tax assets must be written down to the amount supported by a tax-planning strategy and the future reversal of the Company’s deferred tax liabilities, this accounting treatment has no effect on the ability of the Company to use the loss carryforwards and tax credits in the future to reduce cash tax payments. For a more detailed discussion on the valuation allowance, see Note 4 to the consolidated financial statements.

In the first quarter of 2013, SunCoke completed an initial public offering of an affiliate, SunCoke Energy Partners, L.P., a master limited partnership. As a result of a change in the legal structure of the SunCoke entities that own SunCoke Middletown made in connection with the offering, income taxes are no longer allocated to net income attributable to SunCoke Middletown beginning in the first quarter of 2013. Thus, effective January 1, 2013, the Company’s income tax provision no longer includes the effect of that allocation. However, for 2012, the consolidated income tax provision included $17.6 associated with SunCoke Middletown. Neither the former tax allocation nor the January 1, 2013 change eliminating that allocation had any effect on the net income (loss) attributable to AK Holding in any period.

Net Income (Loss) and Adjusted Net Income (Loss)

The Company’s net loss attributable to AK Holding in 2013 was $46.8, or $0.34 per diluted share, compared to $1,027.3, or $9.06 per diluted share, in 2012. The net loss in 2012 included a pre-tax pension corridor charge of $157.3, or $0.86 per diluted share. Included in the net loss attributable to AK Holding for 2013 and 2012, was $14.4, or $0.10 per diluted share, and $865.5, or $7.63 per diluted share, respectively, for the non-cash charge attributable to the change in the valuation allowance on the Company’s deferred tax assets referred to in Income Taxes above. Excluding the pension corridor charge in 2012 and the non-cash income tax charges, the Company had an adjusted net loss of $32.4, or $0.24 per diluted share, for 2013 compared to an adjusted net loss of $64.4, or $0.57 per diluted share, for 2012.

Adjusted EBITDA

Adjusted EBITDA (as defined below under Non-GAAP Financial Measures) was $255.0, or $48 per ton, and $181.2, or $33 per ton, for 2013 and 2012, respectively.

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

EBITDA is an acronym for earnings before interest, taxes, depreciation and amortization. It is a metric that is sometimes used to compare the results of different companies by removing the effects of different factors that might otherwise make comparisons inaccurate or inappropriate. For purposes of this report, the Company has made adjustments to EBITDA in order to exclude the effect of noncontrolling interests and pension corridor accounting charges. The adjusted results, although not financial measures under generally accepted accounting principles in the United States (“GAAP”) and not identically applied by other companies, facilitate the ability to analyze the Company’s financial results in relation to those of its competitors and to the Company’s prior financial performance by excluding items that otherwise would distort the comparison.  Adjusted EBITDA and adjusted net income (loss) are not, however, intended as alternative measures of operating results or cash flow from operations as determined in accordance with GAAP and are not necessarily comparable to similarly titled measures used by other companies. Also, with respect to the deferred tax valuation allowance charge, this was a non-cash charge related to the reduction in the amount of deferred tax assets deemed realizable by accounting standards and has no effect on the ability of the Company to use the loss carryforwards and tax credits in the future to reduce cash tax payments.

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

Reconciliation of Adjusted Net Income (Loss)

	2013	2012
Reconciliation to Net Income (Loss) Attributable to AK Steel Holding
Adjusted net income (loss) attributable to AK Steel Holding Corporation	$(32.4)	$(64.4)
Pension corridor charge (net of tax)	—	(97.4)
Non-cash income tax charge from change in deferred tax asset valuation allowance	(14.4)	(865.5)
Net income (loss) attributable to AK Steel Holding Corporation, as reported	$(46.8)	$(1,027.3)

Reconciliation to Basic and Diluted Earnings (Loss) per Share
Adjusted basic and diluted earnings (loss) per share	$(0.24)	$(0.57)
Pension corridor charge	—	(0.86)
Non-cash income tax charge from change in deferred tax asset valuation allowance	(0.10)	(7.63)
Basic and diluted earnings (loss) per share, as reported	$(0.34)	$(9.06)

Reconciliation of Adjusted EBITDA

	2013	2012
Net income (loss) attributable to AK Holding	$(46.8)	$(1,027.3)
Net income attributable to noncontrolling interests	64.2	28.7
Income tax expense (benefit)	(10.4)	790.0
Interest expense	127.4	86.7
Interest income	(1.1)	(0.4)
Depreciation	190.1	192.0
Amortization	9.9	14.2
EBITDA	333.3	83.9
Less: EBITDA of noncontrolling interests (a)	78.3	60.0
Pension corridor charge	—	157.3
Adjusted EBITDA	$255.0	$181.2
Adjusted EBITDA per ton	$48	$33

(a)	The reconciliation of EBITDA of noncontrolling interests to net income attributable to noncontrolling interests is as follows:

	2013	2012
Net income attributable to noncontrolling interests	$64.2	$28.7
Income tax expense	—	17.6
Depreciation	14.1	13.7
EBITDA of noncontrolling interests	$78.3	$60.0

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

Net Sales

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

Cost of Products Sold

Cost of products sold in 2012 and 2011 were $5,539.1 and $6,036.8, respectively.  Cost of products sold for 2012 was lower primarily as a result of lower shipments and lower costs for carbon scrap, iron ore and energy, partly offset by higher coke costs.  Also, the Company recorded a LIFO credit of $89.0 in 2012 compared to a LIFO charge of $9.8 in 2011.

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

Other Income (Expense)

The Company reported other income of $6.2 for 2012 and other expense of $(5.3) for 2011.  Included in other income (expense) was the Company’s share of income related to Magnetation of $7.7 for 2012. The balance of other income (expense) is principally attributable to foreign exchange gains or losses.

Income Taxes

In 2012, the Company had an income tax expense of $790.0 compared to income tax benefit of $94.0 in 2011. Included in income tax expense for 2012 are non-cash charges of $865.5 for changes in the valuation allowance on the Company’s deferred tax assets. While accounting rules specify that the deferred tax assets must be written down to the amount supported by a tax-planning strategy and the future reversal of the Company’s deferred tax liabilities, this accounting treatment has no effect on the ability of the Company to use the loss carryforwards and tax credits in the future to reduce cash tax payments. For a more detailed discussion on the valuation allowance, see Note 4 to the consolidated financial statements.

Net Income (Loss) and Adjusted Net Income (Loss)

The Company’s net loss attributable to AK Holding in 2012 was $1,027.3, or $9.06 per diluted share, compared to $155.6, or $1.41 per diluted share, in 2011. The net loss in 2012 included a pretax pension corridor charge of $157.3 or $0.86 per diluted share, compared to a pre-tax corridor charge of $268.1, or $1.50 per diluted share, in 2011. Included in the net loss attributable to AK Holding for 2012, was $865.5, or $7.63 per diluted share, for the non-cash charge attributable to the change in the valuation allowance on the Company’s deferred tax assets referred to in Income Taxes above. Excluding the pension corridor charge and the non-cash income tax charge, the Company had an adjusted net loss of $64.4, or $0.57 per diluted share, for 2012.

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

EBITDA is an acronym for earnings before interest, taxes, depreciation and amortization. It is a metric that is sometimes used to compare the results of different companies by removing the effects of different factors that might otherwise make comparisons inaccurate or inappropriate. For purposes of this report, the Company has made adjustments to EBITDA in order to exclude the effect of noncontrolling interests and pension corridor accounting charges. The adjusted results, although not financial measures under GAAP and not identically applied by other companies, facilitate the ability to analyze the Company’s financial results in relation to those of its competitors and to the Company’s prior financial performance by excluding items that otherwise would distort the comparison.  Adjusted EBITDA and adjusted net income (loss) are not, however, intended as alternative measures of operating results or cash flow from operations as determined in accordance with GAAP and are not necessarily comparable to similarly titled measures used by other companies. Also, with respect to the deferred tax valuation allowance charge, this was a non-cash charge related to the reduction in the amount of deferred tax assets deemed realizable by accounting standards and has no effect on the ability of the Company to use the loss carryforwards and tax credits in the future to reduce cash tax payments.

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

Reconciliation of Adjusted Net Income (Loss)

2012
Reconciliation to Net Income (Loss) Attributable to AK Steel Holding
Adjusted net income (loss) attributable to AK Steel Holding Corporation	$(64.4)
Pension corridor charge (net of tax)	(97.4)
Non-cash income tax charge from change in deferred tax asset valuation allowance	(865.5)
Net income (loss) attributable to AK Steel Holding Corporation, as reported	$(1,027.3)

Reconciliation to Basic and Diluted Earnings (Loss) per Share
Adjusted basic and diluted earnings (loss) per share	$(0.57)
Pension corridor charge	(0.86)
Non-cash income tax charge from change in deferred tax asset valuation allowance	(7.63)
Basic and diluted earnings (loss) per share, as reported	$(9.06)

Reconciliation of Adjusted EBITDA

	2012	2011
Net income (loss) attributable to AK Holding	$(1,027.3)	$(155.6)
Net income (loss) attributable to noncontrolling interests	28.7	(4.5)
Income tax expense (benefit)	790.0	(94.0)
Interest expense	86.7	47.5
Interest income	(0.4)	(0.5)
Depreciation	192.0	185.0
Amortization	14.2	14.1
EBITDA	83.9	(8.0)
Less: EBITDA of noncontrolling interests (a)	60.0	(5.6)
Pension corridor charge	157.3	268.1
Adjusted EBITDA	$181.2	$265.7
Adjusted EBITDA per ton	$33	$47

(a)	The reconciliation of EBITDA of noncontrolling interests to net income (loss) attributable to noncontrolling interests is as follows:

	2012	2011
Net income (loss) attributable to noncontrolling interests	$28.7	$(4.5)
Income tax expense (benefit)	17.6	(2.7)
Depreciation	13.7	1.6
EBITDA of noncontrolling interests	$60.0	$(5.6)

Outlook

All of the statements in this Outlook section are subject to, and qualified by, the information in the Forward-Looking Statements section.

Consistent with its current practice, the Company is not providing detailed guidance for the Company’s first quarter 2014 results at this time. The Company expects to provide such detailed first quarter guidance later during the quarter.

In advance of that guidance, however, the Company notes that, based upon current conditions, it can address certain factors relevant to the Company’s first quarter and full-year 2014 outlook. Those factors include the following:

1)
The Company expects its first quarter results to be adversely impacted by the extreme cold weather conditions in the United States in the first quarter of 2014, including an anticipated increase of approximately $20.0 to $25.0 in the cost of natural gas and electricity compared to such costs in the fourth quarter of 2013.

2)
The Company expects coal and coke costs to decline in 2014, starting in the second quarter. For the full year 2014, the Company expects a decline of roughly $70.0 in coke and coal costs compared to 2013.

3)
The Company estimates capital and strategic investments of approximately $160.0 in 2014, which includes the Company’s investments in AK Coal and its final required capital contribution of $100.0 to Magnetation.

4)	The Company expects pension and OPEB income of approximately $105.0 in 2014.

5)	The Company estimates that its cash taxes in 2014 will be minimal given its net operating loss carryforward positions.

6)	The Company intends to take a planned maintenance outage on the Ashland Works blast furnace in the first half of 2014, most likely in the second quarter.

The foregoing factors are subject to change based upon business conditions and other factors. There are many other factors that could significantly impact the Company’s 2014 outlook, including developments in the domestic and global economies, in the Company’s business, and in the businesses of the Company’s customers and suppliers. The Company’s outlook thus is subject to change arising from those and other factors.

Liquidity and Capital Resources

At December 31, 2013, the Company had total liquidity of $845.1, consisting of $30.1 of cash and cash equivalents of the Company and $815.0 of availability under the Company’s $1.1 billion asset-backed revolving credit facility (“Credit Facility”). Availability under the Credit Facility fluctuates monthly based on the varying levels of eligible collateral. At December 31, 2013, the Company’s eligible collateral, after application of applicable advance rates, was $972.1. The Credit Facility is secured by the Company’s inventory and accounts receivable. At December 31, 2013, there were outstanding borrowings of $90.0 under the Credit Facility, and availability was further reduced by $67.1 due to outstanding letters of credit. During the year ended December 31, 2013, utilization of the Credit Facility ranged from zero to $265.0, with outstanding borrowings averaging $104.1 per day. The Company expects to utilize the Credit Facility as it deems necessary to fund requirements for working capital, capital investments and other general corporate purposes. Consolidated cash and cash equivalents of $45.3 at December 31, 2013, includes $15.2 of cash and cash equivalents of consolidated variable interest entities, which is not available for the Company’s use.

In June 2013, AK Steel issued $30.0 of aggregate principal amount of its 8.75% Senior Secured Notes due 2018 at an issue price of 106.50%, as an add-on to its outstanding $350.0 aggregate principal amount of such notes (collectively, the “Secured Notes”). Net proceeds from this offering of $30.9 were used for general corporate purposes. Also during the second quarter of 2013, the Company repurchased an aggregate principal amount of $30.0 of its senior unsecured notes in private, open market transactions. The repurchases were comprised of $20.2 and $9.8 of aggregate principal amount of the Company’s 7.625% Senior Notes due May 2020 and the 8.375% Senior Notes due April 2022, respectively. These repurchases were unsolicited and completed at a discount to the senior unsecured notes’ par value. The Company recognized a gain on the repurchases of $2.9 for the year ended December 31, 2013. In the future the Company may, from time to time, repurchase additional outstanding indebtedness in open market transactions.

Cash used by operations totaled $110.2 for the year ended December 31, 2013. This total included cash generated by SunCoke Middletown of $82.6, which can only be used by SunCoke Middletown for its operations or for distribution to its equity owners. Significant uses of cash included pension contributions of $181.1, contributions of $30.8 to the VEBA Trusts established as part of the Butler and Zanesville retiree settlements, and pension and OPEB benefit payments of $73.4. In July 2013, the Company made payments to VEBA trusts pursuant to settlements of class actions filed on behalf of certain retirees from the Company’s Butler Works and Zanesville Works relating to the Company’s OPEB obligations to such retirees. For a more detailed discussion of the pension and VEBA contributions, see Employee Benefit Obligations. These and other cash uses during the year were partially offset by cash generated from normal business activities. Working capital was a slight source of cash for the year with higher sales activity at the end of the year causing an increase in accounts receivable, which was mostly offset by an increase in accounts payable.

Investing and Financing Activities

Cash used by investing activities in 2013 totaled $98.5. This total included $41.0 of normal, on-going capital investments and $69.0 for strategic investments in Magnetation and AK Coal.

Cash generated by financing activities in 2013 totaled $27.0. This includes gross proceeds of $31.9 received from the add-on issuance of Secured Notes and $90.0 of borrowings under the Credit Facility. Payments included repayment of debt of $27.4 and debt issuance costs of $3.4. The total also includes $64.8 of payments from SunCoke Middletown to SunCoke.

The Company believes that its current sources of liquidity will be adequate to meet its obligations for the foreseeable future. Future liquidity requirements for employee benefit plan contributions, scheduled debt maturities, debt redemptions and capital investments are expected to be funded by internally-generated cash and other financing sources. To the extent, if at all, that the Company would need to fund any of its working capital or planned capital investments other than through internally-generated cash, the Company has available its Credit Facility. The Company also could seek to access the capital markets if and when it perceives conditions are favorable. The Credit Facility currently is scheduled to expire in April 2016 and any amounts outstanding under it at the time of expiration would need to be repaid or refinanced.  Otherwise, the Company has no significant scheduled debt maturities until December 2018, when its Secured Notes are due. At December 31, 2013, the Company’s eligible collateral, after application of applicable advance rates, was $972.1. At December 31, 2013, there were $90.0 of outstanding borrowings under the Credit Facility and availability was reduced by $67.1 for outstanding letters of credit. The Company’s forward-looking statements on liquidity are based on currently available information and expectations and, to the extent the information or expectations are inaccurate or conditions deteriorate, there could be a material adverse effect on the Company’s liquidity.

As to longer-term obligations, the Company has significant debt maturities and other obligations that come due after 2013, including required cash contributions to its qualified pension plan. For further information, see the Contractual Obligations section.  The Company’s Credit Facility expiring in 2016 is secured by the Company’s product inventory and accounts receivable and contains restrictions on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliated transactions.  The Credit Facility requires maintenance of a minimum fixed charge coverage ratio of one to one if availability under the Credit Facility falls below $137.5.  Currently, the availability under the Credit Facility significantly exceeds $137.5. The Company is in compliance with its Credit Facility covenants and, absent the occurrence of unexpected adverse events, expects that it will remain in compliance for the foreseeable future.

Dividends

The Company’s Credit Facility contains certain restrictive covenants with respect to the Company’s payment of dividends. Under these covenants, dividends are permitted provided (i) availability under the Credit Facility exceeds $247.5 or (ii) availability exceeds $192.5 and the Company meets a fixed charge coverage ratio of one to one as of the most recently ended fiscal quarter. If the Company cannot meet either of these thresholds, dividends would be limited to $12.0 annually. Currently, the availability under the Credit Facility significantly exceeds $247.5. In July 2012, the Company elected to suspend its dividend program in order to enhance the Company’s financial flexibility and further support capital needs for the business. Accordingly, although the Company has elected to suspend its dividend program, there currently are no covenants that would restrict the Company’s ability to declare and pay a dividend to its stockholders. Cash dividends paid in 2012 by the Company to its shareholders were determined to be a return of capital under the United States Internal Revenue Code. The following table lists information related to the quarterly cash dividend prior to the suspension:

2012 COMMON STOCK DIVIDENDS

Record Date	Payment Date	Per Share
February 10, 2012	March 9, 2012	$0.05
May 15, 2012	June 8, 2012	0.05

Restrictions Under Debt Agreements

The Credit Facility and indentures governing the Company’s senior indebtedness and tax-exempt fixed-rate IRBs (collectively, the “Notes”) contain restrictions and covenants that may limit the Company’s operating flexibility.

The indentures governing the Notes (other than the 5.00% Senior Notes due November 2019 (the “Exchangeable Notes”)) include customary restrictions on (a) the incurrence of additional debt by certain AK Steel subsidiaries, (b) the incurrence of liens by AK Steel and AK Holding’s other subsidiaries, (c) the amount of sale/leaseback transactions, and (d) the ability of AK Steel and AK Holding to merge or consolidate with other entities or to sell, lease or transfer all or substantially all of the assets of the AK Steel and AK Holding to another entity. They also contain customary events of default. In addition, the indenture governing the Secured Notes includes covenants with customary restrictions on the use of proceeds from the sale of collateral. The indenture governing the Exchangeable Notes does not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company or its subsidiaries.

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

Capital Investments

The Company anticipates 2014 capital and strategic investments of approximately $160.0, which includes additional investments in AK Coal and a $100.0 capital contribution to Magnetation, which is AK Steel’s final required capital contribution. For more information on investments in AK Coal and Magnetation, see the Strategic Investments section. In the near-term, the Company expects to fund these investments from cash generated from operations or from borrowings under its Credit Facility. The Company currently anticipates that its normal, ongoing maintenance capital investments (i.e., excluding strategic investments and non-routine maintenance investments, such as blast furnace re-lines) will be approximately $60.0 in 2014 and it will be somewhat higher over the next few years.

Employee Benefit Obligations

Under its method of accounting for pension and OPEB plans, the Company recognizes as of the measurement date any unrecognized actuarial gains and losses that exceed 10% of the larger of projected benefit obligations or plan assets (the “corridor”).  In 2013, the Company incurred no corridor adjustment. During 2013, the Company’s pension and other postretirement benefit obligations declined by $719.0 as a result of cash payments of $285.3 from the Company for benefit payments and contributions to the pension trust and VEBAs, strong asset returns on pension assets and higher interest rates used to determine the present value of the obligations. In 2012 and 2011, the unrecognized losses attributable to the Company’s qualified pension plans exceeded the corridor, primarily as a result of declines in the discount rate. Accordingly, the Company incurred pre-tax corridor charges of $157.3 in 2012 and $268.1 in 2011.

The Company made pension contributions of $181.1 during 2013 to satisfy the Company’s required annual pension contributions for 2013. These contributions increased the Company’s total pension fund contributions since 2005 to approximately $1.7 billion. Currently, the Company’s major pension plans are still significantly underfunded. As a result, the Company will be required to make contributions to its pension trusts of varying amounts until they are fully funded. Some of these contributions could be substantial. Based on current actuarial assumptions, the Company estimates that its required annual pension contributions are $205.0 for 2014 (of which $41.3 was contributed in January of 2014), approximately $105.0 for 2015 and approximately $65.0 for 2016. The amount and timing of future required contributions to the pension trust depend on assumptions concerning future events.  The most significant of these assumptions relate to future investment performance of the pension funds, actuarial data relating to plan participants and the interest rate used to discount benefits to their present value.  Because of the variability of factors underlying these assumptions, including the possibility of future pension legislation or increased pension insurance premiums, the reliability of estimated future pension contributions decreases as the length of time until the contribution must be made increases.

The Company provides healthcare benefits to a significant portion of its employees and retirees.  Based on the assumptions used to value other postretirement benefits, primarily retiree healthcare and life insurance benefits, annual cash payments for these benefits are expected to be in a range that trends down from $65.3 to $9.4 over the next 30 years.  These payments do not include payments to VEBA trusts as part of the Zanesville retiree settlement. In July 2013, the Company made payments to VEBA trusts of $30.8 pursuant to settlements of class actions filed on behalf of certain retirees from the Company’s Butler Works and Zanesville Works relating to the Company’s OPEB obligations to such retirees. This included the final payment to the Butler Works VEBA trust, and effective January 1, 2015, all future OPEB obligations for these Butler Works retirees will become the responsibility of the Butler VEBA trust. Remaining payments to the Zanesville Works VEBA trust will be $3.1 in each of July 2014 and July 2015 and effective January 1, 2016, all future OPEB obligations for the Zanesville Works retirees will become the responsibility of the Zanesville Works VEBA trust.  For a more detailed description of the settlements, see the discussions in Note 6 to the consolidated financial statements.

Accounting for retiree healthcare benefits requires the use of actuarial methods and assumptions, including assumptions about current employees’ future retirement dates, the anticipated mortality rate of retirees, the benchmark interest rate used to discount benefits to their present value, anticipated future increases in healthcare costs and the obligation of the Company under collective bargaining agreements with respect to healthcare benefits for retirees.  Changing any of these assumptions could have a material effect on the calculation of the Company’s total obligation for future healthcare benefits.  For example, the Company’s calculation of its future retiree healthcare benefit obligation as of the end of 2013 assumed that the Company would continue to provide healthcare benefits to current and future retirees.  If this assumption is altered, it could have a material effect on the calculation of the Company’s total future retiree healthcare benefit obligation.  This assumption could be altered as a result of one or more of the following developments or other unforeseen events.

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

Off-Balance Sheet Arrangements

See discussion of Magnetation under Strategic Investments for information about this equity investee. There were no other material off-balance sheet arrangements as of December 31, 2013.

Contractual Obligations

In the ordinary course of business, the Company enters into agreements under which it is obligated to make legally enforceable future payments.  These agreements include those related to borrowing money, leasing equipment and purchasing goods and services.  The following table summarizes by category expected future cash outflows associated with contractual obligations in effect as of December 31, 2013.

	Payment due by period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt (including current portion)	$0.8	$90.0	$380.0	$1,069.3	$1,540.1
Interest on debt (a)	112.5	223.9	218.1	174.5	729.0
Operating lease obligations (b)	8.9	12.1	9.0	7.3	37.3
Purchase obligations and commitments	2,185.1	3,747.4	3,048.4	12,714.2	21,695.1
Pension and OPEB obligations (c)	85.9	105.5	105.1	754.8	1,051.3
Magnetation investment	100.0	—	—	—	100.0
Other non-current liabilities	—	36.1	27.0	46.9	110.0
Total	$2,493.2	$4,215.0	$3,787.6	$14,767.0	$25,262.8

(a)	Amounts include contractual interest payments using the interest rates as of December 31, 2013 applicable to the Company’s variable-rate debt and stated fixed interest rates for fixed-rate debt.

(b)
Subsequent to December 31, 2013, a wholly-owned subsidiary of the Company entered an operating lease to lease 675 rail cars to transport iron ore pellets from Magnetation’s Reynolds, Indiana pellet plant to the Company’s Middletown Works and Ashland Works blast furnaces. In connection with the transaction, AK Steel executed a guarantee of its subsidiary’s obligations under the lease agreement. The Company will make annual lease payments of $4.3 under the fifteen-year lease agreement.

(c)
Future cash contributions that the Company plans to make to its qualified pension trust are not included in the table above.  Based on current actuarial assumptions, the estimate for these contributions is approximately $205.0, $105.0 and $65.0 in 2014, 2015 and 2016, respectively.  Estimates of cash contributions to the pension trust to be made after 2016 are subject to more uncertainty at this time due to the number of variable factors that impact the calculation of defined benefit pension plan contributions.  Because pension benefit payments will be made from the pension trust for at least the next five years, the net pension liability is included in the More than 5 years column. Estimated benefit payments, after receipt of Medicare subsidy reimbursements, for 2014 are $65.3 and are expected to be in a range which trends down from $65.3 to $9.4 over the next 30 years.  The amounts in the table include the remaining payments pursuant to the Zanesville retiree settlement.  For a more detailed description of these obligations, see the discussion in Note 6 to the consolidated financial statements.

In calculating the amounts for purchase obligations, the Company identified contracts under which the Company has a legally enforceable obligation to purchase products or services from the vendor and/or make payments to the vendor for an identifiable period of time.  Then for each identified contract, the Company determined its best estimate of payments to be made under the contract assuming (1) the continued operation of existing production facilities, (2) normal business levels, (3) the contract would be adhered to in good faith by both parties throughout its term and (4) prices are as set forth in the contract.  Because of changes in the markets it serves, changes in business decisions regarding production levels or unforeseen events, the actual amounts paid under these contracts could differ significantly from the numbers presented above.  For example, circumstances could arise which create exceptions to minimum purchase obligations that are set forth in the contracts.  The purchase obligations set forth in the table above have been calculated without regard to such exceptions.

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

Strategic Investments

Magnetation

The Magnetation joint venture utilizes advanced magnetic separation technology to recover iron ore from existing stockpiles of previously-mined material, such as tailings basins, and avoid the necessity of traditional expensive extraction methods. Magnetation controls substantial volumes of these existing stockpiles, as well as other resources with significant amounts of iron content that could allow it to eventually recover iron ore from traditional mining operations. However, traditional mining operations are not currently anticipated to be necessary for the foreseeable future, depending upon factors such as the recovery yield of Magnetation’s concentrate plants and future acquisitions of additional tailings basins and other iron-bearing resources. Magnetation loads iron ore concentrate onto railcars at its own loadout facility, which enables it to ship its iron ore concentrate in a controlled and cost-effective manner. These concentrate operations effectively already have the ability to provide AK Steel with a limited hedge to the global price of iron ore, as the Company will recognize its share of net income from the joint venture’s sale of its iron ore concentrate to third parties at pricing based on iron ore market prices. If the global price of iron ore increases, AK Steel will benefit from the higher Magnetation net income caused by that price increase, thereby partially offsetting AK Steel’s own higher raw material costs resulting from the higher iron ore prices. Even absent future iron ore price increases, Magnetation’s ability to produce iron ore concentrate at a relatively low cost is expected to permit it to generate net income on sales.

Magnetation currently operates two iron ore concentrate plants located in Minnesota, which together are able to produce a total of approximately 1.5 million short tons of iron ore concentrate annually. Completion of these two concentrate plants was Phase I of the Magnetation joint venture. Magnetation is constructing an iron ore pelletizing plant in Reynolds, Indiana with expected annual capacity of approximately 3.3 million short tons. The pellet plant is currently expected to commence operations in the fourth quarter of 2014 or sooner, substantially earlier than originally expected. This estimate is subject to change, however, because the timing will be driven by a number of variables, such as maintaining construction deadlines and timely deliveries of key equipment. The pellet plant will be fed by Magnetation’s concentrate plants. When the pellet plant is fully operational, the Company expects the pellet production from Magnetation eventually will satisfy about 50% of AK Steel’s current iron ore pellet requirements, at a net cost to AK Steel substantially below the current global market price. Through an offtake agreement, AK Steel will have the right to purchase all of the pellets produced by the pellet plant and an obligation to purchase a portion of those pellets. In addition to the direct financial benefits of purchasing pellets at a lower net cost, AK Steel also expects that its sourcing of pellets from the Magnetation pellet plant will provide AK Steel with significant working capital advantages and transportation cost savings for the foreseeable future.

Magnetation has also begun work on its third iron ore concentrate plant. Magnetation anticipates the third concentrate plant will begin operations during 2015, in time to ensure a consistent source of concentrate to feed the pellet plant at full capacity. Magnetation has secured the environmental permits required to construct this third plant, though additional permitting activity is continuing for those approvals necessary to its long-term operation. Although Magnetation expects to timely receive all necessary permits and has been successful in permitting its first two concentrate plants, there is no guarantee that Magnetation will receive its remaining necessary permits in a timely basis or at all. The pellet plant is expected to consume the majority of the joint venture’s concentrate production, with the balance going to third-party customers.

The construction and operation of the pellet plant and additional iron ore concentrate capacity to support its operations is Phase II of the joint venture. Phase II commenced during the second quarter of 2013, following Magnetation’s receipt of the environmental permits required to construct and operate the pellet plant and the permits to construct and operate additional iron ore concentrate capacity in northern Minnesota to produce more feedstock for the pellet plant. Upon the commencement of operations at the pellet plant and additional concentrate capacity, Phase II of the joint venture will be completed.

The Company estimates that Magnetation’s capital investment required to complete Phase II will total approximately $505.0. Of this total, the pellet plant is expected to require approximately $350.0, with the additional concentrate capacity requiring the remaining estimated $155.0. Magnetation has chosen to construct its third concentrate plant on a larger scale than previously anticipated because of expected benefits from economies of scale and other efficiencies, such as the plant’s geographic proximity to tailings and other iron-bearing resources. Currently, the construction of the pellet plant remains on budget and ahead of schedule for commencing operations in the fourth quarter of 2014 or sooner. Factors that may affect the cost of the pellet plant include, among other things, costs related to accelerate the construction of the facility, such as premiums for rush delivery of equipment and greater overtime by construction contractors. In addition, Magnetation is in the planning and engineering stages with respect to the additional concentrate capacity and, as such, the currently estimated cost of the facility is subject to change. Other companies’ investment costs for a pellet plant facility and related operations have in some cases been substantially higher than those expected for the Magnetation pellet plant and related operations. The lower costs expected for the Magnetation plants are due chiefly to the proprietary process used by Magnetation’s concentrate plants to produce refined feedstock for its pellet plant at a low capital intensity compared to traditional, expensive mining methods. The innovative process utilized by Magnetation’s concentrate plants enable it to avoid some of the other processes (and forego the related capital costs) that a traditional integrated mining and pellet plant facility typically requires, such as stripping, drilling, blasting, primary crushing, secondary crushing, tertiary crushing and primary grinding. As such, AK Steel anticipates that Magnetation’s capital costs to construct its pellet plant and related facilities will be substantially lower than the costs of constructing a traditional end-to-end iron ore mining, crushing, grinding, concentrating and pelletizing facility.

In May 2013, Magnetation completed a private offering of $325.0 aggregate principal amount of 11.00% Senior Secured Notes due 2018 (the “Magnetation Secured Notes”). Magnetation has and will continue to use the net proceeds of the offering principally for capital expenditures related to the construction of the pellet plant and additional concentrate capacity. Concurrently with the closing of the Magnetation Secured Notes offering, Magnetation also entered into a $50.0 senior secured revolving credit facility with a group of lenders (the “Magnetation Credit Facility”). Both the Magnetation Secured Notes and the Magnetation Credit Facility are non-recourse to AK Steel.

AK Steel has remaining a $100.0 capital commitment to Magnetation, which is the Company’s final required capital contribution. AK Steel expects to contribute the remaining $100.0 in 2014, prior to the commencement of operations at the pellet plant.

AK Coal

AK Coal, a wholly-owned subsidiary of AK Steel that controls (through ownership or lease) significant reserves of low-volatile metallurgical coal, received a permit to mine its North Fork mine in the second quarter of 2013. AK Coal began mining activities soon after the permit was issued, and during the third quarter ramped up its output of coal shipped to coking facilities for use in AK Steel’s blast furnaces.

AK Steel continues to anticipate that its investment in AK Coal will total approximately $96.0. Of this total, the Company has expended $63.5 through 2013. Although the Company believes that AK Coal will produce coal at a comparatively low cost, the Company has currently elected to defer some of its planned capital investment and delay opening additional mines in light of current and anticipated near-term coal prices. AK Steel currently estimates that AK Coal will continue its ramp up during 2014 and produce clean coal at an annualized rate of approximately 500,000 tons in 2015, although that may vary depending on market conditions for coal. The Company will assess the timing of its remaining capital investments based on future coal market conditions with reference to a variety of factors, including the Company’s capital deployment decisions and the then-market prices at which the Company may purchase third-party coal. AK Coal will continue to develop and refine its mine development plan, which will provide a long-term planned approach to mining coal in the area, and maintain its efforts to secure the environmental permits required for the operations contemplated in the mine plan. In so doing, AK Coal will be prepared to expand mining operations and increase production in a relatively short time period in the event that metallurgical coal prices rise to a level at which such increased production would be advantageous to the Company in lowering the cost of its future coal purchases. In the meantime, AK Steel will benefit from lower input costs as a result of buying third-party coal at suppressed prices while AK Coal continues to permit its second and third mines and to refine its operations, such that when the Company elects to increase its production levels it is able to continue to provide a low cost internal source of coal for the Company at a greater volume.

Coal Innovations operates a permitted coal wash plant located in close proximity to the AK Coal mining operations. Through Coal Innovations, AK Coal is able to reduce cost and maximize its access to low cost clean coal through production at its own mine as well as through purchases of raw coal from local third-party coal companies. At present, Coal Innovations is washing coal that is being shipped to SunCoke Middletown, SunCoke Haverhill and the Company’s coke battery at its Middletown Works for conversion into coke to fuel AK Steel’s blast furnaces.

Other Margin Enhancement Initiatives

The Company is focusing on reducing its cost profile and enhancing its margins through various initiatives. The most significant of these initiatives are the vertical integrations projects at Magnetation and AK Coal. Other strategic initiatives to lower the Company’s costs include increasing the utilization, yield and productivity of its facilities, implementing strategic purchasing procurement improvements, controlling maintenance spending, producing lower cost metallic burdens, and reducing transportation costs. The Company also has identified several other areas for enhancing its profitability, including increasing its percentage of contract sales (and lowering spot market sales), producing and selling a higher-value mix of products and developing new products that can command higher prices from customers.

Iron Ore Pricing

Iron ore is one of the principal raw materials required for the Company’s steel manufacturing operations. The Company purchased approximately 4.8 million tons of iron ore pellets in 2013 and expects to purchase approximately 6.1 million tons in 2014. The Company makes most of its purchases of iron ore at negotiated prices under multi-year agreements. For 2014, the Company expects to purchase most of its iron ore from three suppliers, including Magnetation following the startup of its pellet plant, which is expected in the fourth quarter of 2014 or sooner. The Company’s iron ore agreements typically have a variable-price mechanism by which the price of iron ore is adjusted quarterly, based on reference to a historical iron ore index, referred to as the “IODEX”, and in certain agreements reference is also made to other indices. Some of the agreements utilize what is commonly referred to in the steel industry as “Vale model” pricing, which is based on the average IODEX for a three-month period ending one month prior to the start of the quarter to which the price is applied. For example, utilizing the Vale model for the fourth quarter of 2013, the price of iron ore was determined with reference to the IODEX price for the preceding June, July and August period.

The Company attempts to mitigate the effect of increases in raw material costs in the normal course of pricing its own products through increased prices in the spot market and the use of variable pricing with its contract customers that allows the Company to adjust selling prices in response to changes in the cost of certain raw materials and energy, including iron ore. It typically is unable, however, to recover 100% of its increased iron ore costs in this manner. There are a variety of factors that ultimately will affect how much of any increase in iron ore prices the Company is able to recover through its own steel price increases. These include the amount of the price increase for iron ore, the terms of the Company’s agreements with its contract customers, and the extent to which competitive pressures may prevent the Company from increasing the price of the steel it sells into the spot market to sufficiently cover the full amount of the iron ore price increase. It is because of this inability to control or fully pass through its iron ore costs that the Company may hedge a portion of its iron ore purchases from time to time. In addition, the Company’s investment in Magnetation has the ability to serve as a limited financial hedge in the short-term against increases in the price of iron ore and will provide a larger, more significant long-term hedge upon the completion of the planned iron ore pellet plant.

Automotive Market

The Company sells a significant portion of its flat-rolled carbon steel products and stainless steel products to automotive manufacturers and to distributors, service centers and converters who in some cases will resell the products to the automotive industry.

Because the automotive market is an important element of the Company’s business, North American light vehicle production affects the Company’s total sales and shipments. In 2013, the North American automotive industry returned to pre-recession production levels and completed its recovery from the economic recession that began in late 2008. The improvement in the automotive market and the Company’s larger share of that market had a positive impact on the Company’s sales and shipments in 2013.  A further increase in light vehicle production volumes is projected for 2014 and AK Steel intends to continue its efforts to increase automotive market share. There are, however, some potential challenges to increased sales to the automotive industry even if it continues to grow as projected. Automotive manufacturers are under pressure to achieve federally mandated fuel economy standards by 2025, and they are currently investigating alternatives to traditional carbon steels, including advanced high-strength steels, aluminum and other materials. This could reduce the aggregate volume of steel sold to the automotive industry, and impact the Company’s share of that volume. However, the Company currently produces virtually every grade of coated advanced high-strength steel used today and is working on development of the next generation of advanced high-strength steels with even greater strength and formability.

Electrical Steel Market

The Company sells its electrical steel products, which are iron-silicon alloys with unique magnetic properties, primarily to manufacturers of power transmission and distribution transformers and electrical motors and generators in the infrastructure and manufacturing markets. The Company sells its electrical steel products both domestically and internationally.

During 2013, the Company continued to experience a decline in both its domestic and international sales of grain-oriented electrical steel (“GOES”) products, due primarily to weak market demand and excess global capacity. Internationally, this reduction was caused principally by a decline in spending for new electric power transmission and distribution transformers.

Although overall pricing for GOES continues to be soft, GOES shipments in the NAFTA market have improved in the last couple of years as power generation and distribution activities picked up. Housing starts in the United States continued to improve in 2013.  The Company’s electrical steel sales and shipments will continue to be affected by the number of domestic housing starts. Currently, the Company expects a gradual increase in domestic housing starts over the next several years, which is expected to have a positive effect on the Company’s domestic electrical steel sales and shipments, though the scope of that anticipated improvement will be affected by competition from domestic and foreign producers of electrical steel.

The Company continued to experience a decline in electrical steel pricing during 2013, particularly with regard to international sales, but also with respect to domestic sales as a result of imports that the Company believes are in violation of United States trade laws. In an effort to address the effects of these unfairly traded imports, the Company filed antidumping and countervailing duty petitions with the United States Department of Commerce and the United States International Trade Commission (“ITC”) in 2013 with respect to GOES and non-oriented electrical steel (“NOES”). In the fourth quarter of 2013, the ITC made unanimous preliminary determinations that both GOES and NOES produced in several foreign countries is causing injury to the Company. The preliminary injury determinations mean that cases against GOES and NOES producers in several countries will proceed. For a description of ongoing trade cases, see Note 9 to the consolidated financial statements.

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

In addition, the possibility exists that further limitations on greenhouse gas emissions may be imposed in the United States in the future through some form of federally-enacted legislation or by additional regulations.  Bills have been introduced in the United States Congress in recent years that aim to limit carbon emissions over long periods of time from facilities that emit significant amounts of greenhouse gases.  Such bills, if enacted, would apply to the steel industry, in general, and to the Company, in particular, because the process of producing steel from elemental iron results in the creation of carbon dioxide, one of the targeted greenhouse gases.  Although the Company and other steel producers in the United States are actively participating in research and development efforts to develop breakthrough technology for low- or zero-emission steelmaking processes, the development of such technologies will take time and their potential for success cannot be accurately determined.  To address this need for the development of new technologies, not just in the steel industry but elsewhere, some of the proposed legislative bills include a system of carbon emission credits, which would be available to certain companies for a period of time, similar to the European Union’s existing “cap and trade” system.  Each of these bills is likely to be altered substantially if it moves through the legislative process, making it virtually impossible at this time to forecast the provisions of any final legislation and the resulting effects on the Company.

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

The enactment of climate control legislation or regulation also could have some beneficial impact on the Company, which may somewhat mitigate the adverse effects noted above.  For example, to the extent that climate change legislation provides incentives for energy efficiency, up to certain levels, the Company could benefit from increased sales of its GOES products, which are among the most energy efficient in the world.  The Company sells its electrical steels, which are iron-silicon alloys with unique magnetic properties, primarily to manufacturers of power transmission and distribution transformers and electrical motors and generators.  The sale of such products may be enhanced by climate control legislation in different ways.  For instance, to the extent that the legislation may promote the use of renewable energy technology, such as wind or solar technology, it could increase demand for the Company’s high-efficiency electrical steel products used in power transformers, which are needed to connect these new sources to the electricity grid.

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

Labor Agreements

At December 31, 2013, the Company employed approximately 6,400 employees, of which approximately 4,700 are represented by labor unions under various contracts that expire between 2014 and 2017.

In March 2013, members of the United Auto Workers, Local 3462, ratified a new labor agreement covering approximately 320 employees at the Company’s Coshocton Works. The new agreement expires March 31, 2016. In August 2013, members of the United Steelworkers, Local 1865, ratified an 18-month labor agreement covering more than 800 hourly production and maintenance steel operations employees at the Company’s Ashland Works. The new agreement expires March 1, 2015. Also, in August 2013, members of the United Auto Workers, Local 3044, ratified a four-year labor agreement covering about 195 hourly production employees at the Company’s Rockport Works. The new agreement expires September 30, 2017.

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

Inventory Costing

Inventories are valued at the lower of cost or market.  The cost of the majority of inventories is measured on the last in, first out (“LIFO”) method.  The LIFO method allocates the most recent costs to cost of products sold and, therefore, recognizes into operating results fluctuations in raw material, energy and other inventoriable costs more quickly than other methods.  Other inventories, consisting mostly of foreign inventories and certain raw materials, are measured principally at average cost. An actual valuation of the inventory under the LIFO method can only be made at the end of the year based on inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on Management’s estimates of expected year-end inventory levels and costs. Because these are subject to many factors beyond the Company’s control, annual LIFO expense or income may significantly differ from the estimated amounts calculated at interim dates.

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

The Company regularly evaluates the need for a valuation allowance for deferred tax assets by assessing whether it is more likely than not that it will realize the deferred tax assets in the future. A valuation allowance assessment is performed each reporting period, with any additions or adjustments reflected in earnings in the period of assessment. In determining the appropriate amount of the valuation allowance, the Company considered the timing of future reversal of its taxable temporary differences and available tax strategies that, if implemented, would result in realization of deferred tax assets. The Company identified the potential change from the LIFO inventory accounting method as such a tax-planning strategy. The Company believes that this strategy is prudent and feasible in order to prevent certain federal and state tax loss carryforwards from expiring unused. In addition, the Company believes that the future reversal of its deferred tax liabilities serves as a source of taxable income supporting realization of a portion of its federal and state deferred tax assets. As a result of these periodic assessments and the cyclical nature of the Company’s operations, material changes in the valuation allowance may be recognized in the future.

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

Pension and OPEB Plans

Under its method of accounting for pension and OPEB plans, the Company recognizes into income, as of the measurement date, any unrecognized actuarial net gains or losses that exceed 10% of the larger of projected benefit obligations or plan assets, defined as the corridor.  Amounts inside the corridor are amortized over the plan participants’ life expectancy. The Company’s method results in faster recognition of actuarial net gains and losses than the minimum amortization method permitted by prevailing accounting standards and used by the vast majority of companies in the United States.  Faster recognition under this method also results in the potential for highly volatile and difficult to forecast corridor adjustments.

Actuarial net gains and losses occur when actual experience differs from any of the many assumptions used to value the benefit plans or when the assumptions change, as they may each year when a valuation is performed.  The major factors contributing to actuarial gains and losses for benefit plans are the differences from changes in the discount rate used to value plan liabilities as of the measurement date and changes in the expected lives of plan participants.  The Company uses published mortality tables for determining the expected lives of its plan participants and believes that the tables selected are most closely associated with the expected lives of its plan participants. However, the selection of other available tables would likely result in an increase in the plan obligations. In addition, a major factor contributing to actuarial gains and losses for pension plans are the differences between expected and actual returns on plan assets. For OPEB plans, differences in estimated versus actual healthcare costs and changes in assumed healthcare cost trend rates are additional factors generally contributing to actuarial gains and losses. However, changes in these OPEB assumptions are not expected to have a material effect on the Company as a result of the existence of caps on the share of benefits that are paid by the Company.  In addition to their effect on the funded status of the plans and their potential for corridor adjustments, these factors affect future net periodic benefit expenses.  Changes in key assumptions can have a material effect on the amount of benefit obligation and annual expense recorded.  For example, a one-quarter-percentage-point decrease in the discount rate would decrease the interest cost component of pension income in 2014 by $5.0.  A one-quarter-percentage-point decrease in the discount rate would have increased the pension obligation at December 31, 2013 by approximately $73.0 and the OPEB obligation by approximately $9.0. A one-percentage-point decrease in the expected rate of return on pension plan assets would decrease the projected 2014 pension income by approximately $28.0.

Asset Impairment

The Company has various assets subject to possible impairment, including investments, property, plant and equipment, goodwill and other intangible assets. Each of these assets is subject to a review for impairment, if and when circumstances indicate that a loss in value below its carrying amount has occurred.  The Company evaluates the effect of changes in operations and estimates future cash flows to measure fair value.  Use of assumptions, such as forecasted growth rates and cost of capital, are generally considered as part of these analyses and based on Management’s judgment can result in different conclusions. The Company believes its use of such data to be appropriate and consistent with internal projections.  The most recent annual goodwill impairment test indicated that the fair value of its relevant reporting unit was substantially in excess of its carrying value. However, the Company’s businesses operate in highly cyclical industries and the valuation of these businesses can be expected to fluctuate, which may lead to impairment charges in future periods. Fair value is determined using quoted market prices, estimates based on prices of similar assets, or anticipated cash flows discounted at a rate commensurate with risk.

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

The Company’s investment in AFSG Holdings, Inc. represents the carrying value of its discontinued insurance and finance leasing businesses, which have been largely liquidated.  The activities of the remaining operating companies are classified as in “runoff” and the companies are accounted for, collectively, as a discontinued operation.  The Company is under no obligation to support the operations or liabilities of these companies.

New Accounting Pronouncements

No new accounting pronouncement issued or effective during 2013 has had or is expected to have a material effect on the Company’s consolidated financial statements.

Forward-Looking Statements

Certain statements made or incorporated by reference in this Form 10-K, or made in other documents furnished to or filed with the Securities Exchange Commission, as well as in press releases or in oral presentations made by Company employees, reflect management’s estimates and beliefs and are intended to be, and are hereby identified as “forward-looking statements” for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Words such as “expects,” “anticipates,” “believes,” “intends,” “plans,” “estimates” and other similar references to future periods typically identify such forward-looking statements.  These forward-looking statements reflect the current belief and judgment of the Company’s management, but are not guarantees of future performance or outcomes. They are based on a number of assumptions and estimates that are inherently subject to economic, competitive, regulatory, and operational risks, uncertainties and contingencies that are beyond the Company’s control, and upon assumptions with respect to future business decisions and conditions that are subject to change.  In particular, these include, but are not limited to, statements in the Outlook and Liquidity and Capital Resources sections and Item 7A, Quantitative and Qualitative Disclosure about Market Risk.

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

The Company’s primary areas of market risk include changes in (a) interest rates, (b) the prices of raw materials and energy sources and, to a lesser extent, the selling price of certain commodity steel, and (c) foreign currency exchange rates. The Company manages interest rate risk in its capital structure by issuing variable- and fixed-rate debt and by utilizing its Credit Facility, which is subject to variable interest rates. The Company had total long-term indebtedness (excluding unamortized debt discount and premium) of $1,540.1 and $1,450.9 outstanding at December 31, 2013 and 2012, respectively. The amount outstanding at December 31, 2013, consisted of $1,424.1 of fixed-rate debt, $26.0 of variable-rate Industrial Revenue Bonds and $90.0 of borrowings under its Credit Facility that bears interest at variable interest rates. An increase in prevailing interest rates would increase interest expense and interest paid for the variable-rate debt, including any outstanding borrowings under the Credit Facility. For example, a 1% increase in interest rates would result in an increase in annual interest expense of approximately $1.2 on the Company’s outstanding debt at December 31, 2013.

With regard to raw materials and energy sources, the cost of iron ore, natural gas and scrap, in particular, have been volatile over the course of the last several years. To address such cost volatility, where competitively possible, the Company attempts to increase the price of steel it sells to the spot market and to negotiate a variable-pricing mechanism with its contract customers that allows the Company to adjust selling prices in response to changes in the cost of certain raw materials and energy. In addition, in the case of stainless steel, increased costs for nickel, chrome and molybdenum can usually be recovered through established price surcharges. Therefore, fluctuations in the price of energy (particularly natural gas and electricity), raw materials (such as scrap, purchased slabs, coal, iron ore, zinc and nickel) or other commodities will be, in part, passed on to the Company’s customers rather than absorbed solely by the Company.

In addition, in order to further minimize its exposure to fluctuations in raw material costs, and to secure an adequate supply of raw materials, the Company has entered into multi-year purchase agreements for certain raw materials that provide for fixed prices or only a limited variable-price mechanism. While enabling the Company to reduce its exposure to fluctuations in raw material costs, this also exposes the Company to an element of market risk relative to its sales contracts. After new contracts are negotiated with the Company’s customers, the average sales prices could increase or decrease. If that average sales price decreases, the Company may not be able to reduce its raw material costs to a corresponding degree due to the multi-year term and fixed-price nature of some of its raw material purchase contracts. In addition, some of the Company’s existing multi-year supply contracts, particularly with respect to iron ore and coke, have required minimum purchase quantities. Under adverse economic conditions, those minimums may exceed the Company’s needs. Subject to exceptions for force majeure and other circumstances affecting the legal enforceability of the contracts, such minimum purchase requirements could require the Company to purchase quantities of raw materials, particularly iron ore and coke, which significantly exceed its anticipated needs. Under such circumstances, the Company would attempt to negotiate agreements for new purchase quantities. There is a risk, however, that in one or more instances the Company would not be successful in securing lower purchase quantities, either through negotiation or litigation. In that event, the Company would likely be required to purchase more of a particular raw material in a particular year than it needs, negatively affecting its results of operations and cash flows.

The Company uses cash-settled commodity price swaps and options (including collars) to hedge the market risk associated with the purchase of certain of its raw materials and energy requirements and the market risk associated with the sale of certain of its commodity steel (hot roll carbon steel coils). Such hedges routinely are used with respect to a portion of the Company’s natural gas and iron ore requirements and are sometimes used with respect to its aluminum, zinc, nickel, and electricity requirements. The Company’s hedging strategy is designed to protect it against excessive pricing volatility. However, abnormal price increases in any of these commodity markets might still negatively affect operating costs, as the Company does not typically hedge 100% of its exposure.

For derivatives designated in cash flow hedging relationships, the effective portion of the gains and losses from the use of these instruments are recorded in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets and recognized into net sales or cost of products sold in the same period as the earnings recognition of the associated underlying transaction. At December 31, 2013, accumulated other comprehensive income (loss) included $2.6 in unrealized pre-tax gains for these derivative instruments. All other commodity price swaps and options are marked to market and recognized into net sales or cost of products sold with the offset recognized as an asset or accrued liability. At December 31, 2013, other current assets of $4.9, accrued liabilities of $0.4 and other noncurrent liabilities of $0.1 were included on the Consolidated Balance Sheets for the fair value of commodity derivatives. At December 31, 2012, other current assets of $25.5 and accrued liabilities of $1.3 were included on the Consolidated Balance Sheets for the fair value of commodity derivatives.

The following table presents the negative (positive) effect on pre-tax income of a hypothetical change in the fair value of derivative instruments outstanding at December 31, 2013, due to an assumed 10% and 25% decrease in the market price of each of the indicated commodities.

	Negative (Positive) Effect on Pre-tax Income
Commodity Derivative	10% Decrease	25% Decrease
Natural gas	$1.2	$3.0
Nickel	0.5	1.2
Zinc	1.1	2.8
Iron ore	2.3	5.8
Hot roll carbon steel coils	(4.7)	(11.6)

Because these instruments are structured and used as hedges, these hypothetical losses would be offset by the benefit of lower prices paid for the physical commodity used in the normal production cycle or higher prices received on the sale of product. The Company currently does not enter into swap or option contracts for trading purposes.

The Company also is subject to risks of exchange rate fluctuations on a small portion of intercompany receivables that are denominated in foreign currencies. The Company uses forward currency contracts to manage exposures to certain of these currency price fluctuations. At December 31, 2013 and 2012, the Company had outstanding forward currency contracts with a total contract value of $24.4 and $21.0, respectively, for the sale of euros. At December 31, 2013 and 2012, accrued liabilities of $0.7 and $0.2, respectively, were included on the Consolidated Balance Sheets for the fair value of these contracts. Based on the contracts outstanding at December 31, 2013, a 10% change in the dollar to euro exchange rate would result in an approximate $2.4 pre-tax impact on the value of these contracts on a mark-to-market basis, which would offset the effect of a change in the exchange rate on the underlying receivable.

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

Dated:	February 21, 2014	/s/ James L. Wainscott
James L. Wainscott
Chairman of the Board, President and Chief Executive Officer

Dated:	February 21, 2014	/s/ Roger K. Newport
Roger K. Newport
Vice President, Finance and Chief Financial Officer

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
AK Steel Holding Corporation
West Chester, Ohio

We have audited the accompanying consolidated balance sheet of AK Steel Holding Corporation (the “Company”) as of December 31, 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AK Steel Holding Corporation at December 31, 2013, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U. S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AK Steel Holding Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 21, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Cincinnati, Ohio
February 21, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
AK Steel Holding Corporation
West Chester, Ohio

We have audited the accompanying consolidated balance sheet of AK Steel Holding Corporation and subsidiaries (the “Company”) as of December 31, 2012, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders’ equity (deficit) for each of the two years in the period ended December 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AK Steel Holding Corporation and subsidiaries at December 31, 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Cincinnati, Ohio
February 28, 2013, except for Note 3, as to which the date is February 21, 2014

AK STEEL HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2013, 2012 and 2011
(dollars in millions, except per share data)
	2013	2012	2011

Net sales	$5,570.4	$5,933.7	$6,468.0

Cost of products sold (exclusive of items shown separately below)	5,107.8	5,539.1	6,036.8
Selling and administrative expenses (exclusive of items shown separately below)	205.3	208.7	215.4
Depreciation	190.1	192.0	185.0
Pension and OPEB expense (income) (exclusive of corridor charges shown below)	(68.6)	(35.3)	(36.0)
Pension corridor charges	—	157.3	268.1

Total operating costs	5,434.6	6,061.8	6,669.3

Operating profit (loss)	135.8	(128.1)	(201.3)

Interest expense	127.4	86.7	47.5
Other income (expense)	(1.4)	6.2	(5.3)

Income (loss) before income taxes	7.0	(208.6)	(254.1)

Income tax expense (benefit)	(10.4)	790.0	(94.0)

Net income (loss)	17.4	(998.6)	(160.1)
Less: Net income (loss) attributable to noncontrolling interests	64.2	28.7	(4.5)

Net income (loss) attributable to AK Steel Holding Corporation	$(46.8)	$(1,027.3)	$(155.6)

Basic and diluted earnings per share:
Net income (loss) attributable to AK Steel Holding Corporation common stockholders	$(0.34)	$(9.06)	$(1.41)

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2013, 2012 and 2011
(dollars in millions)
	2013	2012	2011
Net income (loss)	$17.4	$(998.6)	$(160.1)
Other comprehensive income (loss), before tax:
Foreign currency translation gain (loss)	1.2	0.7	(0.7)
Cash flow hedges:
Gains (losses) arising in period	3.5	6.3	(21.0)
Reclassification of losses (gains) to net income (loss)	(25.2)	36.3	4.0
Unrealized holding gains (losses) on securities:
Unrealized holding gains (losses) arising in period	0.2	0.9	(0.5)
Pension and OPEB plans:
Prior service credit (cost) arising in period	(6.1)	83.9	(20.6)
Gains (losses) arising in period	422.3	(240.4)	(319.4)
Reclassification of prior service cost (credits) included in net income (loss)	(76.2)	(71.1)	(58.5)
Reclassification of losses (gains) included in net income (loss)	25.3	181.8	272.0
Other comprehensive income (loss), before tax	345.0	(1.6)	(144.7)
Income tax expense (benefit) related to items of other comprehensive income (loss)	22.7	—	(54.8)
Other comprehensive income (loss)	322.3	(1.6)	(89.9)
Comprehensive income (loss)	339.7	(1,000.2)	(250.0)
Less: Comprehensive income (loss) attributable to noncontrolling interests	64.2	28.7	(4.5)
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$275.5	$(1,028.9)	$(245.5)

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2013 and 2012
(dollars in millions, except per share data)
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$45.3	$227.0
Accounts receivable, net	525.2	473.9
Inventory, net	586.6	609.2
Deferred tax assets, current	69.6	73.2
Other current assets	46.5	59.4
Total current assets	1,273.2	1,442.7
Property, plant and equipment	5,871.9	5,943.9
Accumulated depreciation	(3,991.8)	(3,931.6)
Property, plant and equipment, net	1,880.1	2,012.3
Other non-current assets:
Investment in Magnetation LLC	187.8	150.0
Other non-current assets	264.6	298.1
TOTAL ASSETS	$3,605.7	$3,903.1
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$601.8	$538.3
Accrued liabilities	142.9	164.8
Current portion of long-term debt	0.8	0.7
Current portion of pension and other postretirement benefit obligations	85.9	108.6
Total current liabilities	831.4	812.4
Non-current liabilities:
Long-term debt	1,506.2	1,411.2
Pension and other postretirement benefit obligations	965.4	1,661.7
Other non-current liabilities	110.0	108.8
TOTAL LIABILITIES	3,413.0	3,994.1
Equity (deficit):
Common stock, authorized 200,000,000 shares of $.01 par value each; issued 149,691,388 and 149,094,571 shares in 2013 and 2012; outstanding 136,380,078 and 135,944,172 shares in 2013 and 2012	1.5	1.5
Additional paid-in capital	2,079.2	2,069.7
Treasury stock, common shares at cost, 13,311,310 and 13,150,399 shares in 2013 and 2012	(174.0)	(173.3)
Accumulated deficit	(2,451.1)	(2,404.3)
Accumulated other comprehensive income	323.4	1.1
Total stockholders’ equity (deficit)	(221.0)	(505.3)
Noncontrolling interests	413.7	414.3
TOTAL EQUITY (DEFICIT)	192.7	(91.0)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$3,605.7	$3,903.1

The Consolidated Balance Sheets as of December 31, 2013 and 2012, include the following amounts related to consolidated variable interest entities, prior to intercompany eliminations. See Note 14 for more information concerning variable interest entities.

	2013	2012
SunCoke Middletown
Cash and cash equivalents	$14.2	$—
Accounts receivable, net	—	1.0
Inventory, net	22.1	28.3
Property, plant and equipment	418.5	414.5
Accumulated depreciation	(29.0)	(15.0)
Accounts payable	13.3	15.4
Other assets (liabilities), net	(0.7)	(1.2)
Noncontrolling interests	411.8	412.2

Other variable interest entities
Cash and cash equivalents	$1.0	$1.2
Property, plant and equipment	11.5	11.4
Accumulated depreciation	(9.2)	(8.9)
Other assets (liabilities), net	0.6	0.6
Noncontrolling interests	1.9	2.1

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2013, 2012 and 2011
(dollars in millions)
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$17.4	$(998.6)	$(160.1)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	176.1	178.4	183.6
Depreciation—SunCoke Middletown	14.0	13.6	1.4
Amortization	19.1	17.0	15.5
Deferred income taxes	(7.3)	771.2	(92.7)
Income taxes of noncontrolling interests	—	17.6	(2.8)
Contributions to pension trust	(181.1)	(170.2)	(170.0)
Pension and OPEB expense (income)	(68.6)	(35.3)	(36.0)
Pension corridor charges	—	157.3	268.1
Contributions to retirees VEBAs	(30.8)	(31.7)	(87.6)
Other operating items, net	9.4	(1.9)	9.0
Changes in assets and liabilities:
Accounts receivable	(51.1)	94.2	(81.3)
Accounts receivable—SunCoke Middletown	1.0	0.3	0.5
Inventories	16.4	(182.8)	55.1
Inventories—SunCoke Middletown	6.2	(4.5)	(23.8)
Accounts payable and other current liabilities	48.7	(20.6)	35.8
Accounts payable and other current liabilities—SunCoke Middletown	(2.0)	(0.2)	14.0
Other assets	(4.7)	(4.2)	(13.1)
Pension obligations	(10.0)	(6.7)	(3.2)
Postretirement benefit obligations	(63.4)	(64.1)	(75.5)
Other liabilities	0.5	0.4	(17.4)
Net cash flows from operating activities	(110.2)	(270.8)	(180.5)

Cash flows from investing activities:
Capital investments	(60.0)	(45.5)	(101.1)
Capital investments—SunCoke Middletown	(3.6)	(18.6)	(195.0)
Investments in acquired businesses	(50.0)	(60.6)	(125.4)
Other investing items, net	15.1	6.1	1.3
Net cash flows from investing activities	(98.5)	(118.6)	(420.2)

Cash flows from financing activities:
Net borrowings (repayments) under credit facility	90.0	(250.0)	250.0
Proceeds from issuance of long-term debt	31.9	873.3	—
Redemption of long-term debt	(27.4)	(74.0)	(0.7)
Proceeds from issuance of common stock	—	96.4	—
Debt issuance costs	(3.4)	(22.3)	(10.1)
Common stock dividends paid	—	(11.0)	(22.0)
SunCoke Middletown advances from (distributions to) noncontrolling interest owners	(64.8)	(36.6)	210.7
Other financing items, net	0.7	(1.4)	(2.0)
Net cash flows from financing activities	27.0	574.4	425.9

Net increase (decrease) in cash and cash equivalents	(181.7)	185.0	(174.8)
Cash and cash equivalents, beginning of year	227.0	42.0	216.8
Cash and cash equivalents, end of year	$45.3	$227.0	$42.0

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Years Ended December 31, 2013, 2012 and 2011
(dollars in millions)
	Common Stock	Addi- tional Paid-In- Capital	Treasury Stock	Accum- ulated Deficit	Accum- ulated Other Compre- hensive Income	Noncon- trolling Interests	Total
December 31, 2010	$1.2	$1,909.4	$(170.1)	$(1,188.4)	$92.6	$(3.6)	$641.1
Net income (loss)				(155.6)		(4.5)	(160.1)
Share-based compensation		14.9					14.9
Stock options exercised		0.2					0.2
Tax provision from share-based compensation		(2.3)					(2.3)
Purchase of treasury stock			(1.5)				(1.5)
Change in accumulated other comprehensive income					(89.9)		(89.9)
Common stock dividends				(22.0)			(22.0)
Net distributions to noncontrolling interests						(3.2)	(3.2)
December 31, 2011	$1.2	$1,922.2	$(171.6)	$(1,366.0)	$2.7	$(11.3)	$377.2

Net income (loss)				(1,027.3)		28.7	(998.6)
Issuance of common stock	0.3	96.1					96.4
Issuance of exchangeable debt		37.3					37.3
Share-based compensation		14.6					14.6
Tax provision from share-based compensation		(0.5)					(0.5)
Purchase of treasury stock			(1.7)				(1.7)
Change in accumulated other comprehensive income					(1.6)		(1.6)
Common stock dividends				(11.0)			(11.0)
Increase in noncontrolling interest as a result of SunCoke financing activities						416.1	416.1
Net distributions to noncontrolling interests						(36.8)	(36.8)
Income tax payable assumed by noncontrolling interests						17.6	17.6
December 31, 2012	$1.5	$2,069.7	$(173.3)	$(2,404.3)	$1.1	$414.3	$(91.0)

Net income (loss)				(46.8)		64.2	17.4
Share-based compensation		9.5					9.5
Purchase of treasury stock			(0.7)				(0.7)
Change in accumulated other comprehensive income					322.3		322.3
Net distributions to noncontrolling interests						(64.8)	(64.8)
December 31, 2013	$1.5	$2,079.2	$(174.0)	$(2,451.1)	$323.4	$413.7	$192.7

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

Revenue Recognition: Revenue from sales of products is recognized at the time that title and the risks and rewards of ownership pass, which can be on the date of shipment or the date of receipt by the customer depending on when the terms of customers’ arrangements are met, the sales price is fixed or determinable, and collection is reasonably assured. Revenue is not recognized for sales taxes collected from customers; rather these taxes are recorded on a net basis in the Consolidated Statements of Operations.

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

Share-Based Compensation: Compensation costs related to all stock awards granted under the Company’s Stock Incentive Plan are charged against operations during their vesting period using the straight-line method.

Legal Fees: Legal fees associated with litigation and similar proceedings that are not expected to provide a benefit in future periods are generally expensed as incurred. Legal fees associated with activities that are expected to provide a benefit in future periods, such as costs associated with the issuance of debt, are generally capitalized as incurred in the Consolidated Balance Sheets.

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

Property, Plant and Equipment: Plant and equipment are depreciated under the straight-line method over their estimated lives.  Estimated lives are as follows: land improvements over 20 years, leaseholds over the life of the lease, buildings over 40 years and machinery and equipment over 2 to 20 years.  The estimated weighted-average life of the Company’s machinery and equipment is 19.1 years at the end of the current year.  Costs incurred to develop coal mines are capitalized. Depletion of coal reserves and mine development costs are computed using the units-of-production method utilizing only proven and probable reserves in the depletion base. The Company expenses costs associated with major maintenance activities at its operating facilities in the period in which they occur.

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

Investments: The Company has investments in associated companies that are accounted for under the equity method.  Each of these investments is subject to a review for impairment when circumstances indicate that a loss in value below its carrying amount is other than temporary.  No impairment was recorded in 2013, 2012 or 2011.

The Company’s investment in AFSG Holdings, Inc., an indirect wholly-owned subsidiary of the Company, represents the carrying value of its discontinued insurance and finance leasing businesses, which have been largely liquidated.  The activities of the remaining operating companies are being “run off” and the companies are accounted for as a discontinued operation.  The Company is under no obligation to support the operations or liabilities of these companies.

Goodwill: Goodwill relates primarily to the Company’s tubular business. Goodwill is reviewed for potential impairment at least annually on October 1 each year and whenever events or circumstances make it more likely than not that impairment may have occurred.  Considering operating results and the estimated fair value of the business, the most recent annual goodwill impairment test indicated that the fair value of the Company’s reporting unit with goodwill was in excess of its carrying value. No goodwill impairment was recorded as a result of the 2013, 2012 and 2011 annual reviews.

Pension and Other Postretirement Benefits: The Company recognizes in operations, as of the measurement date, any unrecognized actuarial net gains or losses that exceed 10% of the larger of the projected benefit obligations or the plan assets, defined as the “corridor”.  Amounts inside the corridor are amortized over the plan participants’ life expectancy. The Company determines the expected return on assets using the fair value of plan assets.

Concentrations of Credit Risk: The Company is primarily a producer of carbon, stainless and electrical steels and steel products, which are sold to a number of markets, including automotive, industrial machinery and equipment, construction, power distribution and appliances.  The following presents net sales by product line:

	2013	2012	2011
Stainless and electrical	$1,705.3	$1,898.9	$2,188.9
Carbon	3,643.4	3,789.6	4,009.5
Tubular	220.7	243.6	247.7
Other	1.0	1.6	21.9
Total	$5,570.4	$5,933.7	$6,468.0

The following sets forth the percentage of the Company’s net sales attributable to various markets:

	2013	2012	2011
Automotive	51%	45%	36%
Infrastructure and Manufacturing	20%	23%	24%
Distributors and Converters	29%	32%	40%

The Company sells domestically to customers primarily in the Midwestern and Eastern United States and to foreign customers, primarily in Canada, Mexico and Western Europe.  Net sales to customers located outside the United States totaled $708.0, $856.7 and $946.4 for 2013, 2012 and 2011, respectively. No customer accounted for more than 10% of net sales of the Company during 2013, 2012 and 2011.

Approximately 41% and 43% of accounts receivable outstanding at December 31, 2013 and 2012, respectively, are due from businesses associated with the U.S. automotive industry.  Except in a few situations where the risk warrants it, collateral is not required on accounts receivable.  While the Company believes its recorded accounts receivable will be collected, in the event of default the Company would follow normal collection procedures. The Company maintains an allowance for doubtful accounts for the loss that would be incurred if a customer is unable to pay amounts due to the Company.  The Company determines this allowance based on various factors, including the customer’s financial condition and changes in customer payment patterns. The Company writes off accounts receivable against the allowance for doubtful accounts when it is remote that collection will occur.

Union Contracts: At December 31, 2013, the Company employed approximately 6,400 employees, of which approximately 4,700 are represented by labor unions under various contracts that expire between 2014 and 2017.  An agreement with the United Steelworkers, Local 169, which represents approximately 280 employees at the Company’s Mansfield Works, is scheduled to expire on March 31, 2014. An agreement with the International Association of Machinists and Aerospace Workers, Local 1943, which represents approximately 1,650 employees at the Company’s Middletown Works, is scheduled to expire on September 15, 2014.

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

The Company’s income and cash flows may be affected by fluctuations in the price of certain commodities used in its production processes and in the selling price of certain commodity steel (hot roll carbon steel coils).  The Company has implemented raw material and energy surcharges for its spot market customers and some of its contract customers.  For certain commodities where such exposure exists, the Company may use cash-settled commodity price swaps, collars and purchase options, with a duration of up to three years, to hedge the price of a portion of its natural gas, iron ore, electricity, aluminum, zinc and nickel requirements or the selling price of hot roll carbon steel coils.  The Company may designate some of these instruments as cash flow hedges and the effective portion of the changes in their fair value and settlements are recorded in accumulated other comprehensive income.  Gains and losses are subsequently reclassified from accumulated other comprehensive income and recorded in cost of products sold or net sales in the same period as the earnings recognition of the associated underlying transaction.  Other instruments are marked to market and recorded in cost of products sold or net sales with the offset recorded as current assets or accrued liabilities.

In addition, the Company is subject to risks associated with exchange rate fluctuations on monies received from its European subsidiaries and other customers invoiced in European currencies.  In order to mitigate this risk, the Company has entered into a series of agreements for the forward sale of euros at fixed dollar rates.  The forward contracts are entered into with durations of up to eighteen months.  A typical contract is used as a cash flow hedge for the period from when an order is taken to when a sale is recognized, at which time it converts into a fair value hedge of a euro-denominated receivable.  The Company does not classify these derivatives as hedges for accounting purposes and the hedges are marked to market on a quarterly basis with the expense or income recognized in other income (expense).

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions.  In this documentation, the Company specifically identifies the asset, liability, firm commitment or forecasted transaction that has been designated as a hedged item, and states how the hedging instrument is expected to hedge the risks related to that item.  The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis.  The Company discontinues hedge accounting prospectively when it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; when the derivative expires or is sold, terminated or exercised; when it is probable that the forecasted transaction will not occur; when a hedged firm commitment no longer meets the definition of a firm commitment; or when the Company determines that designation of the derivative as a hedge instrument is no longer appropriate.

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

New Accounting Pronouncements: No new accounting pronouncement issued or effective during the 2013 fiscal year has had or is expected to have a material effect on the Company’s consolidated financial statements.

NOTE 2 - Supplementary Financial Statement Information

Research and Development Costs

The Company conducts a broad range of research and development activities aimed at improving existing products and manufacturing processes and developing new products and processes.  Research and development costs, which are recorded as expense when incurred, totaled $13.2, $12.5 and $13.2 in 2013, 2012 and 2011, respectively.

Allowance for Doubtful Accounts

The following shows changes in the allowance for doubtful accounts for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Balance at beginning of year	$9.1	$11.9	$13.1
Increase (decrease) in allowance	(0.4)	(2.7)	(1.1)
Receivables written off	(0.6)	(0.1)	(0.1)
Balance at end of year	$8.1	$9.1	$11.9

Inventory, net

Inventories as of December 31, 2013 and 2012, consist of:

	2013	2012
Finished and semi-finished	$722.2	$728.5
Raw materials	260.9	315.7
Total cost	983.1	1,044.2
Adjustment to state inventories at LIFO value	(396.5)	(435.0)
Inventory, net	$586.6	$609.2

During 2013, 2012 and 2011, liquidation of LIFO layers generated income of $11.9, $0.9 and $109.9, respectively. The following shows changes in the LIFO reserve for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Balance at beginning of year	$435.0	$524.0	$514.2
Change in reserve	(38.5)	(89.0)	9.8
Balance at end of year	$396.5	$435.0	$524.0

Property, Plant and Equipment

The Company’s property, plant and equipment balances as of December 31, 2013 and 2012 are as follows:

	2013	2012
Land, land improvements and leaseholds	$249.5	$239.8
Buildings	403.7	428.3
Machinery and equipment	5,178.0	5,224.4
Construction in progress	40.7	51.4
Total	5,871.9	5,943.9
Less accumulated depreciation	(3,991.8)	(3,931.6)
Property, plant and equipment, net	$1,880.1	$2,012.3

The amount of interest on capital projects capitalized in 2013, 2012 and 2011 was $2.7, $2.5 and $6.7, respectively. The Company had asset retirement obligations of $5.6 and $5.4 at December 31, 2013 and 2012, respectively.

Other Non-current Assets

Other non-current assets as of December 31, 2013 and 2012, consist of:

	2013	2012
Investment in AFSG Holdings, Inc.	$55.6	$55.6
Goodwill	37.1	37.1
Deferred tax assets, non-current	76.6	88.2
Other	95.3	117.2
Other non-current assets	$264.6	$298.1

NOTE 3 - Investments in Equity Investees

The Company has investments in several businesses accounted for using the equity method of accounting. These investees are Combined Metals of Chicago, LLC (“Combined Metals”), Magnetation LLC (“Magnetation”) and Rockport Roll Shop LLC (“Rockport Roll Shop”), of which the Company has equity ownership of 40%, 49.9% and 50%, respectively. Cost of products sold includes the Company’s share of income from Combined Metals and Rockport Roll Shop of $8.1, $7.4 and $8.4 in 2013, 2012 and 2011, respectively. Included in other income (expense) was the Company’s share of income (loss) related to Magnetation of $(4.9) and $7.7 for 2013 and 2012, respectively.

Summarized financial statement data for all investees is presented below. The Company is required to report this information for 2013 as a result of the comparative results of the investees to the Company. Although not previously required, prior period amounts have been disclosed for comparison.

	2013	2012	2011
Revenue	$293.9	$297.9	$237.5
Gross profit	103.7	92.6	63.2
Net income	20.1	40.8	20.2

	2013	2012
Current assets	$279.9	$97.8
Noncurrent assets	440.4	205.5
Current liabilities	58.5	23.9
Noncurrent liabilities	397.4	52.2

The Company regularly transacts business with Combined Metals and Rockport Roll Shop.  The following relates to the Company’s transactions with these equity investees for the years indicated:

	2013	2012	2011
Sales to equity investees	$71.6	$60.4	$52.8
Purchases from equity investees	12.5	11.8	12.4

The following is the Company’s outstanding receivables and payables with the above equity investees as of the end of the year indicated:

	2013	2012
Accounts receivable from equity investees	$4.0	$2.3
Accounts payable to equity investees	0.9	1.1
Notes receivable from equity investees	—	7.6

Magnetation

Magnetation utilizes advanced magnetic separation technology to recover iron ore from existing stockpiles of previously-mined material, such as tailings basins. Magnetation controls substantial volumes of these existing stockpiles, as well as other resources with significant amounts of iron content that could allow it to eventually recover iron ore from traditional mining operations. Traditional mining operations are not currently anticipated to be necessary for the foreseeable future, depending upon factors such as the recovery yield of Magnetation’s concentrate plants and future acquisitions of additional tailings basins and other iron-bearing resources. Through a pellet purchase agreement, AK Steel will have the right to purchase all of the pellets produced by Magnetations’s iron ore pelletizing plant when construction is completed, currently expected to occur in the fourth quarter of 2014 or sooner.

AK Steel has committed to an investment of capital in Magnetation totaling $297.5. AK Steel has contributed a total of $197.5 for its interest in Magnetation through December 31, 2013 and the remaining $100.0 of contributions are anticipated to occur through late 2014 with the timing to be determined based on liquidity needs of Magnetation. AK Steel has no legal or contractual obligation to provide further financing to Magnetation beyond the amount mentioned above. The Company accounts for its investment under the equity method of accounting. As of December 31, 2013, the Company’s carrying cost of the investment exceeded its share of the underlying equity in net assets of Magnetation, recorded using historical carrying amounts, by $96.5. This difference is being amortized through equity in earnings and its amortization is included in the Company’s share of income (loss) amounts above.

Subsequent to December 31, 2013, a wholly-owned subsidiary of the Company entered an operating lease to lease 675 rail cars to transport iron ore pellets from Magnetation’s Reynolds, Indiana pellet plant to the Company’s Middletown Works and Ashland Works blast furnaces. In connection with the transaction, AK Steel executed a guarantee of its subsidiary’s obligations under the lease agreement. The Company will make annual lease payments of $4.3 under the fifteen-year lease agreement.

NOTE 4 - Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return.  This return includes all domestic companies owned 80% or more by the Company and the proportionate share of the Company’s interest in equity method investments.  State tax returns are filed on a consolidated, combined or separate basis depending on the applicable laws relating to the Company and its domestic subsidiaries.

Components of income (loss) before income taxes are as follows:

	2013	2012	2011
United States	$(61.1)	$(261.2)	$(252.5)
Foreign	3.9	6.3	5.7
Noncontrolling interests	64.2	46.3	(7.3)
Income (loss) before income taxes	$7.0	$(208.6)	$(254.1)

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2013 and 2012 are as follows:

	2013	2012
Deferred tax assets:
Net operating loss and tax credit carryforwards	$663.5	$625.0
Postretirement benefits	185.0	231.6
Pension benefits	216.6	374.0
Inventories	118.8	116.7
Other assets	96.3	94.4
Valuation allowance	(764.1)	(873.1)
Total deferred tax assets	516.1	568.6
Deferred tax liabilities:
Depreciable assets	(333.1)	(357.7)
Other liabilities	(36.8)	(49.5)
Total deferred tax liabilities	(369.9)	(407.2)
Net deferred tax assets	$146.2	$161.4

The Company regularly evaluates the need for a valuation allowance for deferred tax assets by assessing whether it is more likely than not that it will realize the deferred tax assets in the future. A valuation allowance assessment is performed each reporting period, with any additions or adjustments reflected in earnings in the period of assessment. In assessing the need for a valuation allowance, the Company has considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets for each jurisdiction. The Company considered negative evidence, including a cumulative loss in recent periods and the effects of increased competition in the markets served by the Company, on its ability to generate future taxable income. That included increased competition in North America as a result of new or expanded production capacity added by domestic competitors of the Company, as well as increased imports from foreign producers. In general, the existence of cumulative losses in recent periods was deemed to be significant objective negative evidence. Other factors considered by the Company include:

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

•	Timing of future reversals of existing taxable temporary differences

•	An uncertain U.S. economic environment with uneven recovery across industry markets

•	Greater widespread uncertainty and deterioration in the economies of Western Europe

•	The effects of a slowdown in the Chinese economy, including increases in exports of some categories of Chinese steel to the United States

As of December 31, 2013 and 2012, the Company concluded that the negative evidence outweighed the positive evidence and recorded a valuation allowance for a significant portion of its deferred tax assets. In accordance with applicable accounting standards, the Company is unable to use future income projections to support the realization of the deferred tax assets as a consequence of the above conclusions. However, in determining the appropriate amount of the valuation allowance, the Company considered the timing of future reversal of its taxable temporary differences and available tax strategies that, if implemented, would result in realization of deferred tax assets. The Company identified the potential change from the LIFO inventory accounting method as such a tax-planning strategy. The Company believes that this strategy is prudent and feasible in order to prevent certain federal and state tax loss carryforwards from expiring unused. In addition, the Company believes that the future reversal of its deferred tax liabilities serves as a source of taxable income supporting realization of a portion of its federal and state deferred tax assets. This accounting treatment has no effect on the ability of the Company to use the loss carryforwards and tax credits in the future to reduce cash tax payments. Federal net operating loss carryforwards do not begin to expire until 2023 and substantial amounts of those loss carryforwards have most of their 20-year life remaining before expiration.

The following reflects changes in the valuation allowance for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Balance at beginning of year	$873.1	$22.3	$21.6
Change in valuation allowance:
Included in income tax expense (benefit)	21.9	865.5	0.7
Change in deferred assets related to other comprehensive income	(130.9)	—	—
Included in stockholders’ equity related to issuance of exchangeable debt	—	(14.7)	—
Balance at end of year	$764.1	$873.1	$22.3

The Company recorded a non-cash charge of $735.2 in the year ended December 31, 2012, for an adjustment of the valuation allowance because of the change in judgment about the realizability of the deferred tax assets during that year.

At December 31, 2013, the Company had $1,826.3 in federal regular net operating loss carryforwards and $2,207.0 in federal alternative minimum tax (“AMT”) net operating loss carryforwards, which will expire between 2023 and 2033.  At December 31, 2013, the Company had unused AMT credit carryforwards of $20.1 and research and development (“R&D”) credit carryforwards of $1.2. The loss and credit carryforwards may be used to offset future regular and AMT income tax liabilities.  The unused AMT credits can be carried forward indefinitely and the R&D credits don’t begin to expire until 2027. At December 31, 2013, the Company had $73.3 in deferred tax assets before consideration of valuation allowances for state net operating loss carryforwards and tax credit carryforwards, which will expire between 2014 and 2033.

As of December 31, 2013, there were $21.0 of unrecognized deferred tax assets that arose from tax deductions related to share-based compensation in excess of compensation recognized for financial reporting when net operating loss carryforwards were created.  Additional paid-in capital will be increased when such deferred tax assets are ultimately realized.

The Company has undistributed earnings of foreign subsidiaries of approximately $26.9 at December 31, 2013. Deferred taxes have not been provided on these earnings since the balance is considered to be permanently invested in the Company’s foreign subsidiaries.  If such undistributed earnings were repatriated, it is estimated that the additional tax expense to be provided would be approximately $9.4 before consideration of the effects on the valuation allowance.

Significant components of income tax expense (benefit) are as follows:

	2013	2012	2011
Current:
Federal	$(3.4)	$—	$—
State	0.2	1.0	(2.1)
Foreign	1.9	1.9	1.8
Noncontrolling interests	—	17.6	(2.8)
Deferred:
Federal	14.0	31.5	(84.9)
State	1.2	2.8	(6.0)
Amount allocated to other comprehensive income	(22.7)	—	—
Change in valuation allowance on beginning-of-the-year deferred tax assets	(1.6)	735.2	—
Income tax expense (benefit)	$(10.4)	$790.0	$(94.0)

In the first quarter of 2013, SunCoke Energy, Inc. (“SunCoke”) completed an initial public offering of an affiliate, SunCoke Energy Partners, L.P., a master limited partnership. As a result of a change in the legal structure of the SunCoke entities that own Middletown Coke Company, LLC (“SunCoke Middletown”) made in connection with the offering, income taxes are no longer allocated to net income attributable to SunCoke Middletown beginning in the first quarter of 2013. Thus, effective January 1, 2013, the Company’s income tax expense no longer includes the effect of that allocation. Neither the former tax allocation nor the January 1, 2013 change eliminating that allocation had any effect on the net income (loss) attributable to AK Steel Holding Corporation in any period.

The reconciliation of income tax on income (loss) before income taxes computed at the U.S. federal statutory tax rates to actual income tax expense (benefit) is as follows:

	2013	2012	2011
Income tax expense (benefit) at U.S. federal statutory rate	$2.4	$(73.0)	$(89.0)
Income tax expense on noncontrolling interest earnings not taxable to the Company	(22.5)	—	—
State and foreign tax expense, net of federal tax	1.7	(4.8)	(9.9)
Increase in deferred tax asset valuation allowance	21.9	865.5	—
Amount allocated to other comprehensive income	(22.7)	—	—
Effect of state law changes on deferred tax assets, net of federal tax	—	—	2.0
Change in accrual for uncertain tax positions	(1.7)	—	—
Stock compensation in excess of tax deduction	3.1	—	—
Expiration of charitable contribution carryforwards	2.5	—	—
Other permanent differences	4.9	2.3	2.9
Income tax expense (benefit)	$(10.4)	$790.0	$(94.0)

Federal, state and local tax returns of the Company and its subsidiaries are routinely subjected to examination by various taxing authorities.  Federal returns for periods beginning in 2010 are open for examination, while certain state and local returns are open for examination for periods beginning in 2007. However, taxing authorities have the ability to adjust net operating loss carryforwards from years prior to these periods.  The Company has not recognized certain tax benefits because of the uncertainty of realizing the entire value of the tax position taken on income tax returns upon review by the taxing authorities. The Company has established appropriate income tax accruals, and believes that the outcomes of future federal examinations as well as ongoing and future state and local examinations will not have a material adverse impact on the Company’s financial position, results of operations or cash flows. Unrecognized tax benefits will be included as an adjustment to income tax expense upon the expiration of the statutes of limitations or upon resolution with the taxing authorities. The Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change within twelve months of December 31, 2013.

A reconciliation of the change in federal and state unrecognized tax benefits for 2013, 2012 and 2011 is presented below:

	2013	2012	2011
Balance at beginning of year	$54.0	$49.2	$50.3
Increases (decreases) for prior year tax positions	(0.8)	1.6	1.3
Increases (decreases) for current year tax positions	0.9	3.7	(0.7)
Increases (decreases) related to settlements	—	—	(0.2)
(Decreases) related to statute lapse	(0.3)	(0.5)	(1.5)
Balance at end of year	$53.8	$54.0	$49.2

Included in the balance of unrecognized tax benefits at December 31, 2013 and 2012, are $42.6 and $42.4, respectively, of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2013 and 2012, are $11.2 and $11.6, respectively, of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes. Accrued interest and penalties were $0.7 and $4.0 at December 31, 2013 and 2012, respectively.

NOTE 5 - Long-term Debt and Other Financing

At December 31, 2013 and 2012, the Company’s debt balances, including current portions, were as follows:

	2013	2012
Credit Facility	$90.0	$—
8.75% Senior Secured Notes due December 2018	380.0	350.0
5.00% Exchangeable Senior Notes due November 2019 (effective rate of 10.8%)	150.0	150.0
7.625% Senior Notes due May 2020	529.8	550.0
8.375% Senior Notes due April 2022	290.2	300.0
Industrial Revenue Bonds due 2014 through 2030	100.1	100.9
Unamortized debt discount/premium, net	(33.1)	(39.0)
Total debt	1,507.0	1,411.9
Less:
Current portion of long-term debt	0.8	0.7
Total long-term debt	$1,506.2	$1,411.2

During the period, the Company was in compliance with all the terms and conditions of its debt agreements. At December 31, 2013, the maturities of long-term debt, including the amount outstanding on the Credit Facility, for the next five years are as follows:

Year	Debt Maturities
2014	$0.8
2015	—
2016	90.0
2017	—
2018	380.0

Credit Facility

AK Steel has a $1.1 billion asset-backed revolving credit facility (“Credit Facility”) with a group of lenders that currently is scheduled to expire in April 2016. The Credit Facility contains common restrictions, including limitations on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliate transactions. Availability is calculated as the lesser of the Credit Facility commitments or the Company’s eligible collateral after advance rates, less outstanding revolver borrowings and letters of credit. The Company’s obligation under its Credit Facility is secured by its inventory and accounts receivable and availability under the Credit Facility fluctuates monthly based on the varying levels of eligible collateral. In addition, the Credit Facility requires maintenance of a minimum fixed charge coverage ratio of one to one if availability under the Credit Facility is less than $137.5. Current availability under the Credit Facility significantly exceeds $137.5. AK Holding is the sole guarantor of the Credit Facility. The Company does not expect any of these restrictions to affect or limit its ability to conduct its business in the ordinary course. At December 31, 2013, the Company’s eligible collateral, after application of applicable advance rates, was $972.1. As of December 31, 2013, there were borrowings of $90.0. Availability as of December 31, 2013 was further reduced by $67.1 attributable to outstanding letters of credit, resulting in remaining availability of $815.0. The weighted-average interest rate on the outstanding borrowings at December 31, 2013 was 2.2%.

Senior Secured Notes

In November 2012, the Company issued $350.0 aggregate principal amount of 8.75% Senior Secured Notes due December 2018 and generated net proceeds of $341.1 after underwriting discounts and other expenses. In June 2013, AK Steel issued $30.0 of aggregate principal amount (the “add-on notes”) of its 8.75% Senior Secured Notes due 2018 at an issue price of 106.50%, as an add-on to its outstanding $350.0 aggregate principal amount of such notes (collectively, the “Secured Notes”). The add-on notes will be treated as a single series with the existing notes and have the same terms as the existing notes. Net proceeds from the issuance of the add-on notes were $30.9. Substantially all property, plant and equipment of AK Steel is pledged as collateral for the Secured Notes. AK Holding fully and unconditionally, jointly and severally, guarantees the payment of interest, principal and premium, if any, on the Secured Notes. The book value of such collateral as of December 31, 2013 was approximately $1.4 billion. The indenture governing the Secured Notes includes covenants with customary restrictions on (a) the incurrence of additional debt by certain AK Steel subsidiaries, (b) the incurrence of liens by AK Steel and AK Holding’s other subsidiaries, (c) the amount of sale/leaseback transactions, (d) the use of proceeds from the sale of collateral, and (e) the ability of AK Steel and AK Holding to merge or consolidate with other entities or to sell, lease or transfer all or substantially all of the assets of AK Steel and AK Holding to another entity. The Secured Notes also contain customary events of default. Prior to December 1, 2015, AK Steel may redeem the Secured Notes at a price equal to par plus a make-whole premium and all accrued and unpaid interest to the date of redemption. Subsequent to that date, they are redeemable at 104.375% until December 1, 2016, 102.188% thereafter until December 1, 2017 and 100.0% thereafter, together with all accrued and unpaid interest to the date of redemption.

Senior Unsecured Notes

In November 2012, AK Steel issued $150.0 aggregate principal of 5.00% Exchangeable Senior Notes due November 2019 (the “Exchangeable Notes”) and generated net proceeds of $144.8 after underwriting discounts and other expenses. AK Steel may not redeem the Exchangeable Notes prior to their maturity date. After August 15, 2019, holders may exchange their Exchangeable Notes at any time. Upon exchange, the Company will be obligated to (i) pay an amount in cash equal to the aggregate principal amount of the Exchangeable Notes to be exchanged and (ii) pay cash, deliver shares of AK Holding common stock or a combination thereof, at the Company’s election, for the remainder, if any, of the exchange obligation in excess of the aggregate principal amount of the Exchangeable Notes being exchanged. Holders may exchange their Exchangeable Notes into shares of AK Holding common stock at their option at an initial exchange rate of 185.1852 shares of AK Holding common stock per $1,000 principal amount of Exchangeable Notes. The initial exchange rate is equivalent to a conversion price of approximately $5.40 per share of common stock, which equates to 27.8 million shares to be used to determine the aggregate equity consideration to be delivered upon exchange, subject to adjustment for certain dilutive effects from potential future events. Holders may exchange their Exchangeable Notes prior to August 15, 2019 only under certain circumstances. The indenture governing the Exchangeable Notes (the “Exchangeable Notes Indenture”) does not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company or its subsidiaries. If the Company undergoes a fundamental change, as defined in Exchangeable Notes Indenture (which, for example, would include various transactions pursuant to which the Company would undergo a change of control), holders may require AK Steel to repurchase the Exchangeable Notes in whole or in part for cash at a price equal to par plus any accrued and unpaid interest. In addition, in the event the Company undergoes a “make-whole fundamental change,” as defined in the Exchangeable Notes Indenture, prior to the maturity date, in addition to requiring AK Steel to repurchase the Exchangeable Notes in whole or in part for cash at a price equal to par plus any accrued and unpaid interest, the exchange rate will be increased in certain circumstances for a holder who elects to exchange its notes in connection with such event. Based on the initial exchange rate, the Exchangeable Notes are exchangeable into a maximum of 37.5 million shares of AK Holding common stock. However, such maximum amount of shares would be exchanged only if, as a result of the occurrence of a “make-whole fundamental change” described above, the Company elects to satisfy the higher exchange rate by delivering to the holders shares of AK Holding common stock in consideration therefor. Although the Exchangeable Notes were issued at par, for accounting purposes the proceeds received from the issuance of the notes are allocated between debt and equity to reflect the fair value of the exchange option embedded in the notes and the fair value of similar debt without the exchange option. As a result, $38.7 of the gross proceeds of the Exchangeable Notes were recorded as an increase in additional paid-in capital with the offsetting amount recorded as a debt discount. The debt discount is being amortized over the term of the Exchangeable Notes using the effective interest method. As of December 31, 2013 and 2012, the remaining unamortized debt discount was $34.3 and $38.2, respectively, and the net carrying amount of the Exchangeable Notes was $115.7 and $111.8, respectively. The portion of underwriting discounts and other fees of $1.4 associated with the exchange option were recorded as a reduction to the gross proceeds included in additional paid-in capital. The carrying amount of the exchange option was $37.3 at December 31, 2013 and 2012. The value of the Exchangeable Notes if exchanged as of December 31, 2013, would have exceeded the principal amount by $35.3.

AK Steel’s outstanding 7.625% Senior Notes are due May 2020 (the “2020 Notes”). Prior to May 15, 2015, AK Steel may redeem the 2020 Notes at a price equal to par plus a make-whole premium and all accrued and unpaid interest to the date of redemption. Subsequent to that date, they are redeemable at 103.813% until May 15, 2016, 102.542% thereafter until May 15, 2017, 101.271% thereafter until May 15, 2018 and 100.0% thereafter, together with all accrued and unpaid interest to the date of redemption.

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

The 2020 Notes, the 2022 Notes, the Exchangeable Notes and the unsecured IRBs discussed below (collectively, the “Senior Unsecured Notes”) are equal in right of payment. AK Holding fully and unconditionally, jointly and severally, guarantees the payment of interest, principal and premium, if any, on the Senior Unsecured Notes. The indentures governing the 2020 Notes, the 2022 Notes and the IRBs include covenants with customary restrictions on (a) the incurrence of additional debt by certain AK Steel subsidiaries, (b) the incurrence of liens by AK Steel and AK Holding’s other subsidiaries, (c) the amount of sale/leaseback transactions, and (d) the ability of AK Steel and AK Holding to merge or consolidate with other entities or to sell, lease or transfer all or substantially all of the assets of AK Steel and AK Holding to another entity. The indentures governing the Senior Unsecured Notes also contain customary events of default. The Senior Unsecured Notes rank junior in priority to the Secured Notes to the extent of the value of the assets securing such indebtedness.

During 2013, the Company repurchased an aggregate principal amount of $20.2 and $9.8 of the 2020 Notes and the 2022 Notes, respectively, in private, open market transactions. These repurchases were unsolicited and completed at a discount to the Senior Unsecured Notes’ par value. The Company recognized a gain on the repurchases of $2.9 for the year ended December 31, 2013, which is included in other income (expense).

Other Financings

AK Steel has outstanding $73.3 aggregate principal amount of fixed-rate tax-exempt industrial revenue bonds (the “unsecured IRBs”) at December 31, 2013. The weighted-average fixed interest rate of the unsecured IRBs is 6.8%. The unsecured IRBs are unsecured senior debt obligations of AK Steel that are equal in ranking with the other Senior Unsecured Notes. In addition, AK Steel has outstanding $26.8 aggregate principal amount of fixed-rate tax-exempt and variable-rate taxable industrial revenue bonds at December 31, 2013, that are backed by letters of credit.

In 1997, the Spencer County (IN) Redevelopment District (the “District”) issued $23.0 in taxable tax increment revenue bonds in conjunction with construction of Rockport Works. Proceeds from the bond issue were used by the Company for the acquisition of land and site improvements at the facility.  The source of the District’s scheduled principal and interest payments through maturity in 2017 is a designated portion of the Company’s real and personal property tax payments. The Company is obligated to pay any deficiency in the event its annual tax payments are insufficient to enable the District to make principal and interest payments when due. In 2013, the Company made deficiency payments totaling $1.3. At December 31, 2013, the remaining payments of principal and interest due through the year 2017 total $24.2. The Company includes potential payments due in the coming year under this agreement in its annual property tax accrual.

NOTE 6 - Pension and Other Postretirement Benefits

Summary

The Company provides noncontributory pension and various healthcare and life insurance benefits to a significant portion of its employees and retirees.  Benefits are provided through defined benefit and defined contribution plans administered by the Company, as well as multiemployer plans for certain union members. The pension plan is not fully funded and, based on current actuarial assumptions, the Company plans to contribute approximately $205.0 to the master pension trust during 2014 (of which $41.3 was contributed in January 2014), approximately $105.0 in 2015 and approximately $65.0 in 2016. The Company made $181.1 in contributions during 2013.  In July 2013, the Company made payments to Voluntary Employees Beneficiary Association (“VEBA”) trusts totaling $30.8 pursuant to settlements of class actions filed on behalf of certain retirees from the Company’s Butler Works and Zanesville Works relating to the Company’s other postretirement benefit (“OPEB”) obligations to such retirees. This included the final payment to the Butler VEBA trust, and effective January 1, 2015, all future OPEB obligations for these Butler Works retirees will become the responsibility of the Butler VEBA trust. The Company expects to make OPEB payments, after receipt of Medicare subsidy reimbursements, of approximately $65.3 and a payment to the Zanesville VEBA trust of $3.1 in 2014.

Plan Obligations

The information below include amounts calculated based on benefit obligation and asset valuation measurement dates of December 31, 2013 and 2012.

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Change in benefit obligations:
Benefit obligations at beginning of year	$3,759.4	$3,539.5	$602.0	$713.2
Service cost	2.4	3.2	4.7	4.6
Interest cost	138.8	160.2	21.0	31.5
Plan participants’ contributions	—	—	27.0	28.9
Actuarial loss (gain)	(214.8)	364.2	(54.3)	35.9
Amendments	6.0	3.5	—	(87.4)
Contributions to Butler and Zanesville retirees’ VEBA trusts	—	—	(30.8)	(31.7)
Benefits paid	(311.4)	(311.3)	(95.6)	(101.4)
Medicare subsidy reimbursement received	—	—	5.2	8.4
Foreign currency exchange rate changes	0.2	0.1	—	—
Benefit obligations at end of year	$3,380.6	$3,759.4	$479.2	$602.0

Change in plan assets:
Fair value of plan assets at beginning of year	$2,591.1	$2,377.9	$—	$—
Actual gain on plan assets	337.7	347.8	—	—
Employer contributions	191.1	176.7	63.4	64.1
Plan participants’ contributions	—	—	27.0	28.9
Benefits paid	(311.4)	(311.3)	(95.6)	(101.4)
Medicare subsidy reimbursement received	—	—	5.2	8.4
Fair value of plan assets at end of year	$2,808.5	$2,591.1	$—	$—
Funded status	$(572.1)	$(1,168.3)	$(479.2)	$(602.0)

Amounts recognized in the consolidated balance sheets:
Current liabilities	$(17.5)	$(5.7)	$(68.4)	$(102.9)
Noncurrent liabilities	(554.6)	(1,162.6)	(410.8)	(499.1)
Total	$(572.1)	$(1,168.3)	$(479.2)	$(602.0)

Amounts recognized in accumulated other comprehensive income, before tax:
Actuarial loss (gain)	$(16.7)	$374.2	$(19.8)	$36.8
Prior service cost (credit)	18.5	16.3	(318.4)	(398.4)
Total	$1.8	$390.5	$(338.2)	$(361.6)

The accumulated benefit obligation for all defined benefit pension plans was $3,362.1 and $3,740.5 at December 31, 2013 and 2012. All of the Company’s pension plans have an accumulated benefit obligation in excess of plan assets. The amounts included in current liabilities represent only those amounts expected to be paid in the next year associated with unfunded pension and OPEB benefit plans.

Assumptions used to value benefit obligations and determine pension and OPEB expense (income) are as follows:

	Pension Benefits			Other Benefits
	2013	2012	2011	2013	2012	2011
Assumptions used to determine benefit obligations at December 31:
Discount rate	4.53%	3.85%	4.74%	4.48%	3.77%	4.72%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Subsequent year healthcare cost trend rate				7.00%	7.50%	7.50%
Ultimate healthcare cost trend rate				4.50%	4.50%	4.50%
Year ultimate healthcare cost trend rate begins				2019	2019	2018

Assumptions used to determine pension and OPEB expense (income) for the year ended December 31:
Discount rate	3.85%	4.74%	5.36%	3.77%	4.72%	5.18%
Expected return on plan assets	7.25%	8.00%	8.50%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%

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

Assumed healthcare cost trend rates generally have a significant effect on the amounts reported for healthcare plans.  However, changes in these OPEB assumptions are not expected to have a material effect on the Company as a result of the existence of caps on the share of benefits that are paid by the Company. As of December 31, 2013, a one-percentage-point change in the assumed healthcare cost trend rates would have the following effects:

	One Percentage Point
	Increase	Decrease
Effect on total service cost and interest cost components	$0.1	$(0.1)
Effect on postretirement benefit obligation	3.3	(3.2)

The following presents estimated future benefit payments to beneficiaries:

	Pension Plans	Other Benefits (a)	Medicare Subsidy (a)
2014	$315.6	$70.7	$(5.4)
2015	299.1	49.3	(3.7)
2016	281.5	44.6	(3.4)
2017	299.0	41.9	(3.4)
2018	261.1	39.8	(3.3)
2019 through 2023	1,179.5	171.8	(15.9)

(a)
The amounts shown do not include the lump sum payments to the VEBA trust related to the Zanesville Retiree Settlement.  These amounts reflect the fact that the Company will have eliminated its OPEB liability related to the group of retirees covered by the Butler Retiree Settlement after 2014 and the Zanesville Retiree Settlement after 2015.

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

The Company has developed an investment policy which takes into account the liquidity requirements, expected investment return, expected asset risk, as well as standard industry practices. The target asset allocation for the plan assets is 60% equity, 38% fixed income, and 2% cash.  Equity investments consist of individual securities and common/collective trusts with equity investment strategies diversified across multiple industry sectors and company market capitalization within specific geographical investment strategies. Fixed income investments consist of individual securities and common/collective trusts, which invest primarily in investment-grade and high-yield corporate bonds and U.S. treasury securities. The fixed income investments are diversified as to ratings, maturities, industries and other factors. The plan assets contain no significant concentrations of risk related to individual securities or industry sectors. The plan has no direct investments in the Company’s common stock or fixed income securities.

The following table sets forth by level within the fair value hierarchy a summary of the plan’s investments measured at fair value on a recurring basis at December 31, 2013 and 2012. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 15 for more information on the determination of fair value.

	Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs		Significant Unobservable Inputs
	(Level 1)		(Level 2)		(Level 3)		Total
	2013	2012	2013	2012	2013	2012	2013	2012
Equity Investments:
U.S. securities	$176.6	$108.1	$—	$—	$—	$—	$176.6	$108.1
U.S. common/collective trusts	—	—	840.5	808.3	—	—	840.5	808.3
EAFE common/collective trusts	—	—	277.6	256.8	—	—	277.6	256.8
Emerging market securities	79.4	60.9	—	—	—	—	79.4	60.9
Emerging market common/collective trusts	—	—	128.1	134.7	—	—	128.1	134.7
Global investments	—	—	230.8	187.1	—	—	230.8	187.1

Fixed Income Investments:
U.S. investment-grade corporate common/collective trusts	—	—	378.4	333.4	—	—	378.4	333.4
U.S. treasuries common/collective trusts	—	—	88.1	98.4	—	—	88.1	98.4
Mortgage-backed common/collective trusts	—	—	20.5	15.6	—	—	20.5	15.6
Global investments	—	—	350.8	359.6	—	—	350.8	359.6
U.S. high-yield corporate securities	—	—	191.6	175.0	—	—	191.6	175.0

Other Investments:
Private equity funds (a)	—	—	—	—	0.6	3.2	0.6	3.2

Cash and cash equivalents	45.5	50.0	—	—	—	—	45.5	50.0
Total	$301.5	$219.0	$2,506.4	$2,368.9	$0.6	$3.2	$2,808.5	$2,591.1

(a)	Consists of private equity funds that have no remaining capital commitments due from the Company.

The following sets forth activity for Level 3 assets for 2013 and 2012:

Level 3 Assets	Private Equity Funds
December 31, 2011	$2.5
Unrealized gains	1.3
Distribution to master pension trust	(0.6)
December 31, 2012	$3.2
Distribution to master pension trust	(2.6)
December 31, 2013	$0.6

Periodic Benefit Costs

The components of pension and OPEB expense (income) for the years 2013, 2012 and 2011 are as follows:

	Pension Benefits			Other Benefits
	2013	2012	2011	2013	2012	2011
Components of pension and OPEB expense (income):
Service cost	$2.4	$3.2	$3.2	$4.7	$4.6	$4.2
Interest cost	138.8	160.2	180.8	21.0	31.5	37.9
Expected return on plan assets	(184.5)	(188.3)	(207.5)	—	—	—
Amortization of prior service cost (credit)	3.8	3.8	4.0	(80.0)	(77.4)	(76.6)
Reversal of prior amortization related to Zanesville and Butler Retiree Settlements	—	—	—	—	2.5	14.2
Recognized net actuarial loss (gain):
Annual amortization	23.6	24.5	18.8	2.4	0.1	(1.0)
Pension corridor charge	—	157.3	268.1	—	—	—
Settlement gain	(0.8)	—	—	—	—	(14.0)
Pension and OPEB expense (income)	$(16.7)	$160.7	$267.4	$(51.9)	$(38.7)	$(35.3)

In July 2009, the Company reached a final settlement (the “Middletown Retiree Settlement”) of a class action filed on behalf of certain retirees from the Company’s Middletown Works relating to the Company’s OPEB obligations to such retirees. Under terms of the Middletown Retiree Settlement, the Company has transferred to a VEBA trust all OPEB obligations owed to the covered retirees under the Company’s applicable health and welfare plans and has no further liability for any claims incurred by those retirees. For accounting purposes, a settlement of the Company’s OPEB obligations related to the Middletown Retiree Settlement was deemed to have occurred in the first quarter of 2011 when the Company made the final payment to the VEBA trust created under the terms of that settlement. In 2011, the Company recognized the settlement accounting and recorded a non-cash gain of $14.0 in the Consolidated Statements of Operations. The amount recognized was prorated based on the portion of the total liability as of March 2008 that was settled pursuant to the Middletown Retiree Settlement.

In January 2011, the Company reached a final settlement agreement (the “Butler Retiree Settlement”) of a class action filed on behalf of certain retirees from the Company’s Butler Works relating to the Company’s OPEB obligations to such retirees. Pursuant to the Butler Retiree Settlement, AK Steel agreed to continue to provide company-paid health and life insurance to class members through December 31, 2014, and has made combined lump sum payments totaling $91.0 to a VEBA trust and to plaintiffs’ counsel, with the final payment made in 2013. Effective January 1, 2015, AK Steel will transfer to the VEBA trust all OPEB obligations owed to the class members under the Company’s applicable health and welfare plans and will have no further liability for OPEB benefits after December 31, 2014. The effect of the settlement on the Company’s total OPEB liability (prior to any funding of the VEBA trust) was an increase in that liability of approximately $29.6 in 2011. With respect to this increase, a one-time, pre-tax charge of $14.2 was recorded in 2011 to reverse previous amortization of the prior plan amendment. For accounting purposes, a settlement of the Company’s OPEB obligations will be deemed to have occurred when the Company makes the final benefit payments in 2014.

In December 2012, the Company reached a final settlement agreement (the “Zanesville Retiree Settlement”) of a class action filed on behalf of certain retirees from the Company’s Zanesville Works relating to the Company’s OPEB obligations to such retirees. Pursuant to the Zanesville Retiree Settlement, AK Steel agreed to continue to provide company-paid health and life insurance to class members through December 31, 2015, and to make combined lump sum payments totaling $10.6 to a VEBA trust and to plaintiffs’ counsel over three years. The first payments of $4.4 were made in July 2013. Effective January 1, 2016, AK Steel will transfer to the VEBA trust all OPEB obligations owed to the class members under the Company’s applicable health and welfare plans and will have no further liability for any claims incurred by the class members after December 31, 2015, relating to their OPEB obligations. The effect of the settlement on the Company’s total OPEB liability (prior to any funding of the VEBA trust) was an increase in that liability of approximately $3.0 in 2012. With respect to this increase, a one-time, pre-tax charge of $3.8 was recorded in 2012 for legal fees and to reverse previous amortization of the prior plan amendment.

During 2013, the Company performed a remeasurement of an unfunded supplemental retirement plan and recognized a settlement gain as a result of lump sum benefit payments made to retired participants.

The estimated net gain and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into pension and OPEB expense (income) over the next fiscal year are $(4.1) and $4.2, respectively.  The estimated net gain and prior service credit for the other postretirement benefit plans that will be amortized from accumulated other comprehensive income into pension and OPEB expense (income) over the next fiscal year are $(1.3) and $(73.2), respectively.

Defined Contribution Plans

All employees are eligible to participate in various defined contribution plans.  Certain of these plans have features with matching contributions or other company contributions based on Company results. Total expense related to these plans was $11.5, $11.6 and $12.4 in 2013, 2012 and 2011, respectively.

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

The Company’s participation in these plans for the years ended December 31, 2013, 2012 and 2011, is outlined in the table below. The Company does not provide more than five percent of the total contributions to any multiemployer plan. Forms 5500 are not yet available for plan years ending in 2013.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status (a)		FIP/RP Status Pending/Implemented (b)	Contributions			Surcharge Imposed (c)	Expiration Date of Collective Bargaining Agreement
		2013	2012		2013	2012	2011
Steelworkers Pension Trust	23-6648508/499	Green	Green	No	$7.3	$7.0	$7.2	No	3/31/2014 to 3/1/2015 (d)
IAM National Pension Fund’s National Pension Plan	51-6031295/002	Green	Green	No	14.8	12.6	12.3	No	9/15/2014 to 10/1/2016 (e)
Other (f)					—	—	0.5
					$22.1	$19.6	$20.0

(a)
The most recent Pension Protection Act zone status available in 2013 and 2012 is for each plan’s year-end at December 31, 2012 and 2011, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Generally, plans in the red zone are less than 65% funded, plans in the yellow zone are between 65% and 80% funded, and plans in the green zone are at least 80% funded. The Steelworkers Pension Trust and IAM National Pension Fund’s National Pension Plan elected funding relief under section 431(b)(8) of the Internal Revenue Code and section 304(b)(8) of the Employment Retirement Income Security Act of 1974 (ERISA). This election allows those plans’ investment losses for the plan year ended December 31, 2008, to be amortized over 29 years for funding purposes.

(b)
The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented, as defined by ERISA.

(c)	The surcharge represents an additional required contribution due as a result of the critical funding status of the plan.

(d)
The Company or its AK Tube subsidiary is a party to three collective bargaining agreements (at its Ashland Works, Mansfield Works and at the AK Tube Walbridge plant) that require contributions to the Steelworkers Pension Trust. The labor contract for approximately 280 hourly employees at Mansfield Works expires on March 31, 2014. The labor contract for approximately 90 hourly employees at the AK Tube Walbridge, OH plant expires January 22, 2015. The labor contract for approximately 820 hourly employees at the Ashland Works expires on March 1, 2015.

(e)
The Company is a party to three collective bargaining agreements (at its Middletown Works, Zanesville Works and Butler Works) that require contributions to the IAM National Pension Fund’s National Pension Plan. The labor contract for approximately 1,650 hourly employees at Middletown Works expires on September 15, 2014. The labor contract for approximately 160 hourly employees at Zanesville Works expires on May 20, 2015. The labor contract for approximately 1,200 hourly employees at Butler Works expires on October 1, 2016.

(f)
The Company was a party to a collective bargaining agreement at its former Ashland coke plant that required contributions to the PACE Industry Union-Management Pension Fund. The Company has now withdrawn from this plan and paid the withdrawal liability of $1.8 in 2012.

NOTE 7 - Operating Leases

Rental expense was $27.0, $28.0 and $24.7 for 2013, 2012 and 2011, respectively. At December 31, 2013, obligations to make future minimum lease payments were as follows:

2014	$8.9
2015	7.1
2016	5.0
2017	4.7
2018	4.3
2019 and thereafter	7.3
Total minimum lease payments	$37.3

The Company leases its corporate headquarters building in West Chester, Ohio.  The initial term of the lease for the building expires in 2019 and there are two five-year options to extend the lease.

NOTE 8 - Commitments

The principal raw materials required for the Company’s steel manufacturing operations are iron ore, coal, coke, chrome, nickel, silicon, manganese, zinc, limestone, and carbon and stainless steel scrap.  The Company also uses large volumes of natural gas, electricity and industrial gases in its steel manufacturing operations.  In addition, the Company purchases carbon steel slabs from other steel producers to supplement the production from its own steelmaking facilities.  The Company makes most of its purchases of iron ore, coal, coke and industrial gases at negotiated prices under annual and multi-year agreements.  The iron ore agreements typically have a variable-price mechanism by which the price of iron ore is adjusted quarterly, based on reference to a historical iron ore index. The Company typically makes purchases of carbon steel slabs, carbon and stainless steel scrap, natural gas, a majority of its electricity, and other raw materials at prevailing market prices, which are subject to price fluctuations in accordance with supply and demand.  The Company enters into financial instruments designated as hedges with respect to some purchases of energy and certain raw materials, the prices of which may be subject to volatile fluctuations.

The Company has entered into long-term purchase agreements with affiliates of SunCoke to purchase approximately 1.1 million tons of metallurgical grade coke annually for use in the Company’s blast furnaces at Ashland and Middletown Works. Approximately half of this total will be supplied from SunCoke Middletown, a consolidated variable interest entity.  The Company also will benefit under those agreements from electricity co-generated from the production of the coke.

At December 31, 2013, commitments for future capital investments totaled approximately $24.1, all of which are expected to be incurred in 2014.

NOTE 9 - Environmental and Legal Contingencies

Environmental Contingencies

Domestic steel producers, including AK Steel, are subject to stringent federal, state and local laws and regulations relating to the protection of human health and the environment.  Over the past three years, the Company has expended the following for environmental-related capital investments and environmental compliance:

	2013	2012	2011
Environmental-related capital investments	$1.6	$1.0	$1.7
Environmental compliance costs	101.1	101.6	106.4

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

	2013	2012
Accrued liabilities	$9.5	$19.6
Other non-current liabilities	34.1	27.4

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

As previously reported, on July 27, 2001, AK Steel received a Special Notice Letter from the EPA requesting that AK Steel agree to conduct a Remedial Investigation/Feasibility Study (“RI/FS”) and enter into an administrative order on consent pursuant to Section 122 of CERCLA regarding the former Hamilton Plant located in New Miami, Ohio. The Hamilton Plant ceased operations in 1990, and all of its former structures have been demolished and removed. Although AK Steel did not believe that a site-wide RI/FS was necessary or appropriate, in April 2002 it entered into a mutually agreed-upon administrative order on consent to perform such an investigation and study of the Hamilton Plant site. The site-wide investigation portion of the RI/FS has been submitted. A supplemental study is projected to be completed in early 2014. AK Steel currently has accrued $0.7 for the remaining cost of the RI/FS. Until the RI/FS is completed, AK Steel cannot reliably estimate the additional costs, if any, associated with any potentially required remediation of the site or the timeframe during which these potential costs would be incurred.

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

As previously reported, on July 23, 2007, and on December 9, 2008, the EPA issued Notices of Violation (“NOVs”) with respect to the coke plant at AK Steel’s Ashland Works (the “Ashland Coke Plant”) alleging violations of pushing and combustion stack limits. Additionally, on November 9, 2011, the EPA issued an NOV associated with self-reported deviations from 2008 through 2010. In 2007, the Company began investigating the pushing and combustion stack claims and working with the EPA to attempt to resolve them through the negotiation of a Consent Decree that assumed the Ashland Coke Plant would continue to operate. On June 21, 2011, however, the Company permanently ceased production at the Ashland Coke Plant. The Company, EPA and the Commonwealth of Kentucky have agreed to the terms of a Consent Decree which was approved by the United States District Court for the Eastern District of Kentucky on November 5, 2013 resolving all of these NOVs. The settlement terms include a payment of a civil penalty by AK Steel in the amount of $1.7 and the agreement by AK Steel to undertake certain supplemental environmental capital projects which are expected to cost approximately $2.0. The civil penalty was paid in 2013 and the costs related to the capital projects are expected to be incurred in 2014.

As previously noted, on September 26, 2012, the EPA issued an order under Section 3013 of RCRA requiring the Company to develop a plan for investigation of four areas at AK Steel’s Ashland Works Coke Plant. A site investigation plan was submitted to the EPA on October 25, 2012 and revised on March 21, 2013. On August 27, 2013, the EPA issued a comment letter disapproving the site investigation plan submitted by the Company. On September 19, 2013, the Company met with the EPA and the Company believes that all material disagreements with the EPA concerning the proposed site investigation plan were resolved at that time. The Company submitted a revised investigation plan on October 23, 2013 which it believes is consistent with the parties’ discussion on September 19, 2013. AK Steel is awaiting approval by the EPA of that plan. AK Steel cannot reliably estimate at this time how long it will take to complete the site investigation. AK Steel currently has accrued approximately $0.5 for the projected cost of the investigation. Until the site investigation is completed, AK Steel cannot reliably estimate the additional costs, if any, associated with any potentially required remediation of the site or the timeframe during which these potential costs would be incurred.

As previously reported, on August 3, 2011, September 29, 2011, and June 28, 2012, the EPA issued NOVs with respect to the coke plant at AK Steel’s Middletown Works alleging violations of pushing and combustion stack limits. The Company is investigating these claims and is working with the EPA to attempt to resolve them. AK Steel believes it will reach a settlement in this matter, but it cannot be certain that a settlement will be reached and cannot reliably estimate at this time how long it will take to reach a settlement or what all of its terms might be. AK Steel will vigorously contest any claims which cannot be resolved through a settlement. Until it has reached a settlement with the EPA or the claims that are the subject of the NOVs are otherwise resolved, AK Steel cannot reliably estimate the costs, if any, associated with any potentially required operational changes at the battery or the timeframe over which any potential costs would be incurred.

As previously reported, on July 15, 2009, AK Steel and the Pennsylvania Department of Environmental Protection (“PADEP”) entered into a Consent Order and Agreement (the “Consent Order”) to resolve an alleged unpermitted discharge of wastewater from the closed Hillside Landfill at the former Ambridge Works. Under the terms of the Consent Order, AK Steel paid a penalty and also agreed to implement various corrective actions, including an investigation of the area where activities were conducted regarding the landfill, submission of a plan to collect and treat surface waters and seep discharges, and upon approval from PADEP, implementation of that plan. The Company has accrued $2.2 for the current phase of remedial work required under the Consent Order. However, the design plan for this phase has not yet been developed or approved. Until that design plan is approved, the Company cannot reliably determine the actual cost of this phase, but it is expected to be at least the amount of the current accrual. The Company currently estimates that the remaining work required for this phase will be completed in 2015, but that estimated timeframe is subject to the potential for delays, such as delays due to work plan approval and/or permitting delays. Additional work in the form of monitoring likely will be required after completion of the current phase, but the Company cannot reliably determine the cost of that work or the timeframe for its completion until the design phase has been approved.

As previously reported, on June 29, 2000, the United States filed a complaint on behalf of the EPA against AK Steel in the U.S. District Court for the Southern District of Ohio (the “Court”), Case No. C-1-00530, for alleged violations of the Clean Air Act, the Clean Water Act and RCRA at the Middletown Works. Subsequently, the State of Ohio, the Sierra Club and the National Resources Defense Council intervened. On May 15, 2006, a Consent Decree in Partial Resolution of Pending Claims (the “Consent Decree”) was entered by the Court. Under the Consent Decree, the Company paid a civil penalty and performed a supplemental environmental project to remove ozone-depleting refrigerants from certain equipment. The Company further agreed to undertake a comprehensive RCRA facility investigation at its Middletown Works and, as appropriate, complete a corrective measures study. In accordance with the Consent Decree, the Company also was required to implement certain RCRA corrective action interim measures to address polychlorinated biphenyls (“PCBs”) in sediments and soils relating to Dicks Creek and certain other specified surface waters, adjacent floodplain areas and other previously identified geographic areas. The Company has completed the remedial activity at Dicks Creek, but continues to work on the RCRA facility investigation and certain interim measures. The Company currently has accrued $13.9 for the cost of known work required under the Consent Decree for the RCRA facility investigation and remaining interim measures.

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

Information on asbestos cases pending at December 31, 2013, is presented below:

Asbestos Cases Pending at
December 31, 2013
Cases with specific dollar claims for damages:
Claims up to $0.2	121
Claims above $0.2 to $5.0	6
Claims above $5.0 to $15.0	2
Claims above $15.0 to $20.0	2
Total claims with specific dollar claims for damages (a)	131
Cases without a specific dollar claim for damages	305
Total asbestos cases pending	436

(a)	Involve a total of 2,387 plaintiffs and 17,623 defendants

In each case, the amount described is per plaintiff against all of the defendants, collectively. Thus, it usually is not possible at the outset of a case to determine the specific dollar amount of a claim against AK Steel. In fact, it usually is not even possible at the outset to determine which of the plaintiffs actually will pursue a claim against AK Steel. Typically, that can only be determined through written interrogatories or other discovery after a case has been filed. Thus, in a case involving multiple plaintiffs and multiple defendants, AK

Steel initially only accounts for the lawsuit as one claim against it. After AK Steel has determined through discovery whether a particular plaintiff will pursue a claim against it, it makes an appropriate adjustment to statistically account for that specific claim. It has been AK Steel’s experience to date that only a small percentage of asbestos plaintiffs ultimately identify AK Steel as a target defendant from whom they actually seek damages and most of these claims ultimately are either dismissed or settled for a small fraction of the damages initially claimed. Set forth below is a chart showing the number of new claims filed (accounted for as described above), the number of pending claims disposed of (i.e., settled or otherwise dismissed), and the approximate net amount of dollars paid on behalf of AK Steel in settlement of asbestos-related claims in 2013, 2012 and 2011.

	2013	2012	2011
New Claims Filed	42	50	31
Pending Claims Disposed Of	39	24	44
Total Amount Paid in Settlements	$1.0	$0.8	$0.7

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

As previously reported, on October 20, 2009, William Schumacher filed a purported class action against the AK Steel Corporation Retirement Accumulation Pension Plan, or AK RAPP, and the AK Steel Corporation Benefit Plans Administrative Committee in the United States District Court for the Southern District of Ohio, Case No. 1:09cv794. The complaint alleges that the method used under the AK RAPP to determine lump sum distributions does not comply with ERISA and the Internal Revenue Code and resulted in underpayment of benefits to him and the other class members. The plaintiff and the other individuals on whose behalf the plaintiff filed suit were excluded by the Court in 2005 from similar litigation previously reported and now resolved (the class action litigation filed January 2, 2002 by John D. West) based on previous releases of claims they had executed in favor of the Company. There were a total of 92 individuals who were excluded from the prior litigation. On January 24, 2011, this case was certified as a class action. On December 12, 2011, the Court entered a final judgment in an amount slightly in excess of $3.0, which included pre-judgment interest at the statutory rate through that date. The defendants filed an appeal from that final judgment to the United States Court of Appeals for the Sixth Circuit and the plaintiff filed an appeal on the issue of how the pre-judgment interest was calculated. On March 28, 2013, the Court of Appeals issued an opinion in which it upheld the District Court’s decision with respect to liability and reversed and remanded the District Court's decision with respect to pre-judgment interest. On May 29, 2013, Plaintiffs’ counsel filed a motion for a determination of the new rate for pre-judgment interest with respect to the final judgment amount of $3.0. On November 13, 2013, the District Court entered final judgment in the amount of $4.4, including pre-judgment and post-judgment interest, in accordance with its determination of the pre-judgment interest issue. That judgment was paid on November 21, 2013 from the Company’s pension trust. On October 14, 2013, Plaintiffs’ counsel filed a motion requesting an award of attorney fees of $1.3. The Company opposed that motion. By order dated February 4, 2014, the Court granted in part and denied in part the motion filed by Plaintiffs’ counsel seeking an award of fees. As part of the order, the Court directed the defendants to pay to Plaintiffs’ counsel statutory fees in the amount of approximately $0.6. Because, like the final judgment, any award of attorney fees will be paid out of the Company’s pension trust, the Company has not recorded an accrual related to this matter. Upon payment of such fees (which is expected to be in the first quarter of 2014), this matter will be concluded as to the defendants.

As previously reported, on October 20, 2005, Judith A. Patrick and another plaintiff filed a purported class action against AK Steel and the AK Steel Corporation Benefit Plans Administrative Committee in the United States District Court for the Southern District of Ohio, Case No. 1:05-cv-681. The complaint alleged that the defendants incorrectly calculated the amount of surviving spouse benefits due to be paid to the plaintiffs under an applicable pension plan. The case subsequently was certified as a class action. Pursuant to a settlement conference called by the District Court, the parties reached a settlement of this matter in 2013, subject to court approval after a fairness hearing. On July 1, 2013, the parties filed a Motion for Preliminary Approval of Class Settlement. An order providing such preliminary approval was entered on July 29, 2013. The District Court held a fairness hearing on November 20, 2013 and on November 22, 2013 entered a final order approving the class action settlement and an order dismissing the litigation with prejudice. Pursuant to the terms of the settlement, the named plaintiffs and other participating class members were paid $1.7 and $0.8 was paid to plaintiffs’ attorneys for fees and costs, for a total payment of $2.5. The settlement payments set forth above were made from the Company’s pension plan trust in the first quarter of 2014. Upon such payments, this matter was concluded.

As previously reported, in September and October 2008, several companies filed purported class actions in the United States District Court for the Northern District of Illinois against nine steel manufacturers, including AK Holding. The case numbers for these actions are 08CV5214, 08CV5371, 08CV5468, 08CV5633, 08CV5700, 08CV5942 and 08CV6197. An additional action, case number 10CV04236, was filed in the same federal district court on July 8, 2010. On December 28, 2010 another action, case number 32,321, was filed in state court in the Circuit Court for Cocke County, Tennessee. The defendants removed the Tennessee case to federal court and filed a motion to transfer the case to the Northern District of Illinois. That motion was granted on March 28, 2012. The plaintiffs in the various pending actions are companies which claim to have purchased steel products, directly or indirectly, from one or more of the defendants and they purport to file the actions on behalf of all persons and entities who purchased steel products for delivery or pickup in the United States from any of the named defendants at any time from at least as early as January 2005. The complaints allege that the defendant steel producers have conspired in violation of antitrust laws to restrict output and to fix, raise, stabilize and maintain artificially high prices with respect to steel products in the United States. Discovery has commenced. On May 24, 2012, the direct purchaser plaintiffs filed a motion for class certification. On February 28, 2013, the defendants filed a memorandum in opposition to the motion for class certification and motions to exclude the opinions of the plaintiffs’ experts. The motion for class certification and the motions to exclude the opinions of the plaintiffs’ experts are set for an evidentiary hearing on March 15, 2014. No trial date has been set. AK Holding intends to contest this matter vigorously. To date, discovery in this action has proceeded only with respect to issues relating to class certification. Accordingly, the Company does not have adequate information available to determine that a loss is probable or to reliably or accurately estimate its potential loss in the event that the plaintiffs were to prevail. Because the Company has been unable to determine that the potential loss in this case is probable or estimable, it has not recorded an accrual related to this matter. In the event that the Company’s assumptions used to evaluate whether a loss in this matter is either probable or estimable prove to be incorrect or change in future periods, the Company may be required to record a liability for an adverse outcome.

As previously reported, on August 26, 2009, Consolidation Coal Company (“Consolidation”) filed an action against AK Steel and Neville Coke LLC (“Neville”) in the Court of Common Pleas of Allegheny County, Pennsylvania, Case No. GD-09-14830. The complaint alleged that Consolidation and Neville entered into a contract whereby Consolidation would supply metallurgical coal for use by Neville in its coke making operations. Consolidation asserts that Neville breached the alleged contract when it refused to purchase coal from Consolidation. The complaint also alleges that AK Steel tortiously interfered with the purported contractual and business relationship between Consolidation and Neville. Consolidation sought monetary damages from AK Steel in an amount in excess of $30.0 and monetary damages from Neville in an amount in excess of $20.0. On March 18, 2010, AK Steel and Neville filed their answers to the complaint and discovery commenced. The case previously was set for trial commencing on May 9, 2013, but that trial date was vacated so that the parties could explore the possibility of settlement through commercial terms. The parties reached a settlement which involves a commercial resolution of the dispute and no separate payment of any settlement monies. The parties filed a praecipe to settle and discontinue the litigation on December 16, 2013. As a result, this matter is now concluded.

As previously reported, on December 31, 2009, Heritage Coal Company LLC, Patriot Coal Corporation and Pine Ridge Coal Company (collectively, “Heritage Coal”) filed a third-party complaint against AK Steel in the Circuit Court of Boone County, West Virginia, naming AK Steel as a third-party defendant in 108 separate personal injury actions. Those actions were consolidated for discovery and pretrial proceedings under Civil Action No. 09-C-212. The various plaintiffs in the underlying actions sought damages allegedly caused by groundwater contamination arising out of certain coal mining operations in West Virginia. In its third-party complaint, Heritage Coal seeks a determination of its potential rights of contribution against AK Steel pursuant to a January 20, 1984 Asset Purchase Agreement between Heritage Coal’s predecessor-in-interest, Peabody Coal Company, as buyer, and AK Steel’s predecessor-in-interest, Armco Inc., as seller, for the sale of certain coal real estate and leasehold interests located in West Virginia, which Heritage alleges included property now the subject of the underlying civil actions. On March 28, 2010, AK Steel entered into a tentative settlement agreement with the plaintiffs and Heritage Coal. The payments made by AK Steel pursuant to this settlement will not be material to the Company’s future financial results. The parties are in the process of documenting and obtaining formal court approval of the settlement, which is expected to be completed in the near future. The settlement will resolve all of the claims raised by Heritage Coal in the third-party complaint and will also release AK Steel from any claims by the plaintiffs in the underlying actions.

As previously reported, on April 7, 2011, Ruth Abrams filed a shareholder derivative action against AK Holding, each of the current members of its Board of Directors, and the five officers identified in the AK Holding 2010 Proxy Statement (the “2010 Proxy”) as Named Executive Officers. The action was filed in the United States District Court for the District of Delaware, Case No. 1:11-cv-00297-LPS. The complaint alleged that the director defendants and executive defendants breached fiduciary duties of loyalty and care, that the director defendants committed waste, and that the executive defendants were unjustly enriched. More specifically, it alleged that the 2010 Proxy contained false or misleading statements concerning compliance by AK Holding with Section 162(m) of the Internal Revenue Code and the tax deductibility of certain executive compensation paid to the Named Executive Officers. The Complaint sought an injunction requiring correction of the allegedly false statements and preventing future awards under certain benefit plans to the five Named Executive Officers. It also sought an equitable accounting, disgorgement in favor of AK Holding for certain alleged losses, and an award of attorneys’ fees and expenses. After dismissal of the first two complaints filed by Abrams, she filed a Second Amended Complaint on September 4, 2012, adding a new direct claim for coercion and adding and deleting certain factual allegations. On October 2, 2012, the defendants filed motions to dismiss the second amended complaint. On November 13, 2013, the court granted the defendants’ motion to dismiss the second amended complaint with prejudice. Abrams did not appeal that order and the litigation thus now is concluded in favor of the defendants.

As previously reported, on January 20, 2010, ArcelorMittal France and ArcelorMittal Atlantique et Lorraine (collectively “ArcelorMittal”) filed an action against AK Steel (and two other steel manufacturers) in the United States District Court for the District of Delaware, Case No. 10-050-SLR. The complaint alleges that AK Steel is infringing the claims of U.S. Patent No. 6,296,805 (the “Patent”) in making pre-coated cold-rolled boron steel sheet and seeks injunctive relief and unspecified compensatory damages. On March 4, 2010, AK Steel filed an answer in which it denied ArcelorMittal’s claims and raised various affirmative defenses. On that date, AK Steel also filed counterclaims against ArcelorMittal for a declaratory judgment that AK Steel is not infringing the Patent and that the Patent is invalid. Subsequently, the trial court bifurcated the issues of liability and damages. The case proceeded with a trial to a jury on the issue of liability during the week of January 15, 2011. The jury returned a verdict that AK Steel did not infringe the Patent and that the Patent was invalid. Judgment subsequently was entered in favor of AK Steel and ArcelorMittal filed an appeal with the United States Court of Appeals for the Federal Circuit. On November 30, 2012, the Court of Appeals issued a decision confirming that AK Steel had prevailed on the key claim related to patent infringement and affirming the basis for the jury finding of no infringement. The Court of Appeals reversed, however, certain findings related to the validity of the Patent and remanded the case to the trial court for further proceedings. On January 30, 2013, ArcelorMittal filed a motion for rehearing with the Court of Appeals. On March 20, 2013, the Court of Appeals denied ArcelorMittal’s motion for rehearing. The case then was remanded to the trial court for further proceedings. On April 16, 2013, pursuant to a petition previously filed by ArcelorMittal and ArcelorMittal USA LLC, the U.S. Patent and Trademark Office reissued the Patent as U.S. Reissue Patent RE44,153 (the “Reissued Patent”). Also on April 16, 2013, ArcelorMittal filed a second action against AK Steel in the United States District Court for the District of Delaware, Case No. 1:13-cv-00685 (the “Second Action”). The complaint filed in the Second Action alleges that AK Steel is infringing the claims of the Reissued Patent and seeks injunctive relief and unspecified compensatory damages. On April 23, 2013, AK Steel filed a motion to dismiss key elements of the complaint filed in the Second Action. In addition, the parties briefed related non-infringement and claims construction issues in the original action. On October 25, 2013, the District Court granted summary judgment in favor of AK Steel, confirming that AK Steel’s product does not infringe the original Patent or the Reissued Patent. The Court further ruled that ArcelorMittal’s Reissued Patent was invalid due to ArcelarMittal’s deliberate violation of a statutory prohibition on broadening a patent through reissue more than two years after the original Patent was granted and that the original Patent had been surrendered when the Reissued Patent was issued and thus is no longer in effect. Final Judgment was entered on October 31, 2013. On November 6, 2013, ArcelorMittal filed a motion to clarify or, in the alternative, to alter or amend the October 31, 2013 judgment. The defendants opposed the motion. On December 5, 2013, the court issued a memorandum and order denying the motion and entering final judgment in favor of defendants, including AK Steel, and against ArcelorMittal, specifically ruling that all claims of ArcelorMittal’s Reissued Patent are invalid as violative of 35 U.S.C. §251(d). On December 30, 2013, ArcelorMittal filed notices of appeal to the Federal Circuit Court of Appeals. AK Steel intends to continue to contest this matter vigorously. At this time, the Company has not made a determination that a loss is probable and it does not have adequate information to reliably or accurately estimate its potential loss in the event that ArcelorMittal were to prevail in its appeal in this dispute. Because the Company has been unable to determine that the potential loss in this case is probable or estimable, it has not recorded an accrual related to this matter. In the event that the Company’s assumptions used to evaluate whether a loss in this matter is either probable or estimable prove to be incorrect or change in future periods, the Company may be required to record a liability for an adverse outcome.

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

On September 18, 2013, AK Steel, along with another domestic producer and the United Steelworkers, filed trade cases against imports of grain-oriented electrical steel (“GOES”) from seven countries. Antidumping (“AD”) petitions were filed against China, the Czech Republic, Germany, Japan, Poland, Russia and South Korea and a countervailing duty (“CVD”) petition was filed against China charging that unfairly traded imports of GOES from those seven countries are causing material injury to the domestic industry. The United States Department of Commerce (“DOC”) initiated the cases on October 24, 2013. On November 19, 2013, the International Trade Commission (“ITC”) made a preliminary determination that there is a reasonable indication that GOES imports caused or threaten to cause material injury. The DOC is expected to make preliminary determinations with regard to dumping and subsidies in the second quarter of 2014, at which point the DOC may impose preliminary duties. If preliminary duties are imposed, covered importers would be required to pay cash deposits to the U.S. Government covering those duties beginning as of the date of the preliminary determination. Those preliminary duties would remain in effect until final determinations are issued. The entire investigation is expected to take approximately one year, with final determinations of whether there have been dumping, subsidization, and injury likely occurring in the fall of 2014.

On September 30, 2013, AK Steel filed trade cases against imports of non-oriented electrical steel (“NOES”) from six countries. AD petitions were filed against China, Germany, Japan, South Korea, Sweden and Taiwan and CVD petitions were filed against China, South Korea and Taiwan charging that unfairly traded imports of NOES from those six countries are causing material injury to the domestic industry. The DOC initiated the cases on November 7, 2013. On December 3, 2013, the ITC made a preliminary determination that there is a reasonable indication that NOES imports caused or threaten to cause material injury. The DOC is expected make preliminary determinations with regard to dumping and subsidies in the second quarter of 2014, at which point DOC may impose preliminary duties. If preliminary duties are imposed, covered importers would be required to pay cash deposits covering the preliminary duties to the U.S. Government beginning as of the date of the preliminary determination. Those preliminary duties would remain in effect until final determinations are issued. The entire investigation is expected to take approximately one year, with final determinations of whether there have been dumping, subsidization, and injury likely occurring in the fall of 2014.

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

Dividends:  The instruments governing the Company’s outstanding senior debt do not include covenants restricting dividend payments.  The Company’s Credit Facility contains certain restrictive covenants with respect to the Company’s payment of dividends. Under these covenants, dividends are permitted provided (i) availability exceeds $247.5 or (ii) availability exceeds $192.5 and the Company meets a fixed charge coverage ratio of one to one as of the most recently ended fiscal quarter. If the Company cannot meet either of these thresholds, dividends would be limited to $12.0 annually. Currently, the availability under the Credit Facility significantly exceeds $247.5. In July 2012, the Company elected to suspend its dividend program in order to enhance the Company’s financial flexibility and further support capital needs for the business.  Accordingly, although the Company has elected to suspend its dividend program, there currently are no covenant restrictions that would restrict the Company’s ability to declare and pay a dividend to its stockholders. Cash dividends paid in 2012 by the Company to its shareholders were determined to be a return of capital under the United States Internal Revenue Code.

Share Repurchase Program:  In October 2008, the Board of Directors authorized the Company to repurchase, from time to time, up to $150.0 of its outstanding common stock.  In 2013, 2012 and 2011, the Company did not make any common stock repurchases under this program. As of December 31, 2013, there was $125.6 remaining for repurchase under the Board of Directors’ authorization.

NOTE 11 - Share-based Compensation

AK Holding’s Stock Incentive Plan (the “SIP”) permits the granting of nonqualified stock option, restricted stock, performance share and/or restricted stock unit (“RSUs”) awards to Directors, officers and other employees of the Company. Stockholders have approved an aggregate maximum of 19 million shares issuable under the SIP through December 31, 2019, of which 3.0 million are available for future grant as of December 31, 2013.

The following table summarizes information about share-based compensation expense for the years ended December 31, 2013, 2012 and 2011:

Share-based Compensation Expense	2013	2012	2011
Stock options	$1.5	$2.4	$2.3
Restricted stock	2.9	5.3	5.9
Restricted stock units issued to Directors	1.0	0.9	0.9
Performance shares	4.1	6.0	5.8
Pre-tax share-based compensation expense	$9.5	$14.6	$14.9

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

The Company’s estimate of fair value of options granted is calculated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2013	2012	2011
Expected volatility	57.8% – 68.8%	63.2% – 73.2%	59.7% – 78.0%
Weighted-average volatility	65.2%	69.4%	62.1%
Expected term (in years)	2.9-6.4	2.8 – 6.3	2.7 – 6.3
Risk-free interest rate	0.4% - 1.1%	0.3% - 1.2%	0.4% – 2.6%
Dividend yield	—%	2.2%	1.4%
Weighted-average grant-date fair value per share of options granted	$2.44	$4.31	$6.83

A summary of option activity for the year ended December 31, 2013, is presented below:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	1,819,382	$14.46
Granted	502,750	4.58
Exercised	(15,000)	4.57
Canceled	(113,600)	14.64
Outstanding at December 31, 2013	2,193,532	12.26	5.9	$1.9

Exercisable at December 31, 2013	1,283,599	15.85	4.7	0.1

Unvested at December 31, 2013	909,933	7.19	7.7	1.8

Unvested at December 31, 2013 expected to vest	864,436	7.19	7.7	1.7

The total intrinsic value of stock option awards that were exercised during the years ended December 31, 2013, 2012 and 2011, was $0.0, $0.0 and $0.2, respectively. Intrinsic value is based upon the actual market price on the date of exercise, as determined by the quoted average of the reported high and low sales prices on such date. As of December 31, 2013, there were $0.4 of total unrecognized compensation costs related to non-vested stock options, which costs are expected to be recognized over a weighted-average period of 1.6 years.

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

A summary of the activity for non-vested restricted stock awards for the year ended December 31, 2013, is presented below:

Restricted Stock Awards	Restricted Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2012	398,113	$11.33
Granted	550,581	4.43
Vested/restrictions lapsed	(466,641)	8.14
Canceled	(48,824)	8.02
Outstanding at December 31, 2013	433,229	6.35

The weighted-average grant date fair value of restricted stock awards granted during the years ended December 31, 2013, 2012 and 2011, was $4.43, $8.78 and $14.47 per share, respectively. The total intrinsic value of restricted stock awards that vested (i.e., restrictions lapsed) during the years ended December 31, 2013, 2012 and 2011, was $2.1, $4.9 and $4.4, respectively. As of December 31, 2013, there were $1.3 of total unrecognized compensation costs related to non-vested restricted stock awards granted under the SIP, which costs are expected to be recognized over a weighted-average period of 1.7 years.

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

The Company’s estimate of fair value of performance shares granted is calculated as of the date of grant using a Monte Carlo simulation model with the following weighted-average assumptions:

	2013	2012	2011
Company expected volatility	59.2%	69.4%	89.0%
S&P’s MidCap 400 index expected volatility	34.7%	42.2%	52.4%
Risk-free interest rate	0.4%	0.4%	1.0%
Dividend yield	—%	2.2%	1.4%
Weighted-average grant-date fair value per performance share granted	$4.68	$9.89	$15.78

A summary of the activity for non-vested performance share awards for the year ended December 31, 2013, is presented below:

Performance Share Awards	Performance Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2012	942,313	$12.24
Granted	585,450	4.68
Earned	—	—
Expired or forfeited	(474,990)	14.02
Outstanding at December 31, 2013	1,052,773	7.23

As of December 31, 2013, there were $3.4 of total unrecognized compensation costs related to non-vested performance share awards granted under the SIP, which costs are expected to be recognized over a weighted-average period of 1.5 years.

NOTE 12 - Comprehensive Income (Loss)

The details of other comprehensive income (loss), net of tax, are as follows:

2013
Foreign currency translation
Balance at beginning of period	$3.5
Other comprehensive income (loss):
Foreign currency translation gain (loss)	1.2
Balance at end of period	$4.7
Cash flow hedges
Balance at beginning of period	$31.7
Other comprehensive income (loss):
Gains (losses) arising in period	3.5
Income tax expense (benefit)	1.3
Gains (losses) arising in period, net of tax	2.2
Reclassification of losses (gains) to net income (loss):
Hot roll carbon steel coil contracts (a)	(0.4)
Other commodity contracts (b)	(24.8)
Subtotal	(25.2)
Income tax (expense) benefit (d)	(9.6)
Net amount of reclassification of losses (gains) to net income (loss)	(15.6)
Total other comprehensive income (loss), net of tax	(13.4)
Balance at end of period	$18.3
Unrealized holding gains (losses) on securities
Balance at beginning of period	$0.3
Other comprehensive income (loss):
Unrealized holding gains (losses) arising in period	0.2
Income tax expense (benefit)	0.1
Unrealized holding gains (losses) arising in period, net of tax	0.1
Balance at end of period	$0.4
Pension and OPEB plans
Balance at beginning of period	$(34.4)
Other comprehensive income (loss):
Prior service credit (cost) arising in period	(6.1)
Gains (losses) arising in period	422.3
Subtotal	416.2
Income tax expense (benefit)	50.3
Gains (losses) arising in period, net of tax	365.9
Reclassification to net income (loss):
Prior service costs (credits) (c)	(76.2)
Actuarial (gains) losses (c)	25.3
Subtotal	(50.9)
Income tax (expense) benefit (d)	(19.4)
Amount of reclassification to net income (loss), net of tax	(31.5)
Total other comprehensive income (loss), net of tax	334.4
Balance at end of period	$300.0

(a)	Amounts are included in net sales on the Consolidated Statements of Operations.

(b)	Amounts are included in cost of products sold on the Consolidated Statements of Operations.

(c)	Amounts are included in pension and OPEB expense (income) on the Consolidated Statements of Operations.

(d)	Amounts are included in income tax expense (benefit) on the Consolidated Statements of Operations.

The tax effects allocated to each component of other comprehensive income (loss) in 2011 are as follows:

2011
Cash flow hedges:
Gains (losses) arising in period	$(8.0)
Reclassification of loss (gain) to net income (loss)	1.5
Unrealized holding gain (loss) on securities:
Unrealized holding gain (loss) arising in period	(0.2)
Pension and OPEB plans:
Prior service cost arising in period	(7.5)
Reclassification of prior service cost (credits) included in net income (loss)	(22.3)
Gains (losses) arising in period	(122.2)
Reclassification of losses (gains) included in net income (loss)	103.9
Income tax expense (benefit) allocated to other comprehensive income (loss)	$(54.8)

Because of the valuation allowance recorded in 2012, no income tax was allocated to other comprehensive income (loss).

NOTE 13 - Earnings per Share

Reconciliation of the numerators and denominators for basic and diluted EPS computations is as follows:

	2013	2012	2011
Net income (loss) attributable to AK Steel Holding Corporation	$(46.8)	$(1,027.3)	$(155.6)
Less: distributed earnings to common stockholders and holders of certain stock compensation awards	—	11.0	22.0
Undistributed earnings (loss)	$(46.8)	$(1,038.3)	$(177.6)

Common stockholders earnings—basic and diluted:
Distributed earnings to common stockholders	$—	$11.0	$22.0
Undistributed earnings (loss) to common stockholders	(46.6)	(1,034.6)	(176.9)
Common stockholders earnings (loss)—basic and diluted	$(46.6)	$(1,023.6)	$(154.9)

Common shares outstanding (weighted-average shares in millions):
Common shares outstanding for basic earnings per share	135.8	113.0	109.8
Effect of exchangeable debt	—	—	—
Effect of dilutive stock-based compensation	—	—	—
Common shares outstanding for diluted earnings per share	135.8	113.0	109.8

Basic and diluted earnings per share:
Distributed earnings	$—	$0.10	$0.20
Undistributed earnings (loss)	(0.34)	(9.16)	(1.61)
Basic and diluted earnings (loss) per share	$(0.34)	$(9.06)	$(1.41)

Potentially issuable common shares (in millions) excluded from earnings per share calculation due to anti-dilutive effect	2.6	2.4	1.2

NOTE 14 - Variable Interest Entities

SunCoke Middletown

The Company is a party to supply contracts with SunCoke Middletown, an affiliate of SunCoke, to provide the Company with about 550,000 tons of metallurgical-grade lump coke and approximately 45 megawatts of electrical power annually. Under those agreements, the Company will purchase all of SunCoke Middletown’s coke and electrical power through at least 2031. SunCoke Middletown is a variable interest entity. The Company has committed to purchase all of the expected production of SunCoke Middletown and the Company has been determined to be the primary beneficiary. Thus, the financial results of SunCoke Middletown are required to be consolidated with the results of the Company, even though the Company has no ownership interest in SunCoke Middletown. Included in the Consolidated Statements of Operations were income (loss) before taxes related to SunCoke Middletown of $64.3, $46.0 and $(7.8) for the years ended December 31, 2013, 2012 and 2011, respectively.

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

•
Level 2 inputs are inputs, other than quoted prices, that are directly or indirectly observable for the asset or liability. Level 2 inputs include model-generated values that rely on inputs either directly observed or readily-derived from available market data sources, such as Bloomberg or other news and data vendors. They include quoted prices for similar assets or liabilities in active markets, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves observable at commonly quoted intervals or current market) and contractual prices for the underlying financial instrument, as well as other relevant economic factors. Common/collective trusts are valued at the net asset value per share multiplied by the number of shares held as of the measurement date. The determination of net asset value for these trusts includes market pricing of the underlying assets as well as broker quotes and other valuation techniques that represent fair value. If the Company has the ability to redeem its investment in the respective alternative investment at the net asset value with no significant restrictions on the redemption at the consolidated balance sheet date, the Company has categorized the alternative investment as a Level 2 measurement in the fair value hierarchy. Fair values of the Company’s commodity derivative contracts and foreign currency forward contracts are generated using forward prices that are derived from observable futures prices relating to the respective commodity or currency from sources such as the New York Mercantile Exchange (NYMEX) or the London Metal Exchange (LME). In cases where the derivative is an option contract (including caps, floors and collars), the Company’s valuations reflect adjustments made to valuations generated by the derivatives’ counterparty. After validating that the counterparty’s assumptions relating to implied volatilities are in line with an independent source for these implied volatilities, the Company discounts these model-generated future values with discount factors designed to reflect the credit quality of the party obligated to pay under the derivative contract. Differing discount rates are applied to different contracts as a function of differing maturities and different counterparties. As of December 31, 2013, a spread over benchmark rates of less than 1.0% was used for derivatives valued as assets and for derivatives valued as liabilities. The Company has estimated the fair value of long-term debt based upon quoted market prices for the same or similar issues or on the current interest rates available to the Company for debt of similar terms and maturities.

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

The following fair value table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

	2013			2012
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets measured at fair value
Cash and cash equivalents	$45.3	$—	$45.3	$227.0	$—	$227.0
Other current assets—commodity hedge contracts	—	4.9	4.9	—	25.5	25.5
Other non-current assets:
Available for sale investments—cash and cash equivalents	18.6	—	18.6	26.3	—	26.3
Assets measured at fair value	$63.9	$4.9	$68.8	$253.3	$25.5	$278.8

Liabilities measured at fair value
Accrued liabilities:
Foreign exchange contracts	$—	$(0.7)	$(0.7)	$—	$(0.2)	$(0.2)
Commodity hedge contracts	—	(0.4)	(0.4)	—	(1.3)	(1.3)
Other non-current liabilities—commodity hedge contracts	—	(0.1)	(0.1)	—	—	—
Liabilities measured at fair value	$—	$(1.2)	$(1.2)	$—	$(1.5)	$(1.5)

Liabilities measured at other than fair value
Long-term debt, including current portions:
Fair value	$—	$(1,659.9)	$(1,659.9)	$—	$(1,379.3)	$(1,379.3)
Carrying amount	—	(1,507.0)	(1,507.0)	—	(1,411.9)	(1,411.9)

See Note 6 for information on the fair value of pension plan assets. The carrying amounts of the Company’s other financial instruments do not differ materially from their estimated fair values at December 31, 2013 and 2012.

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

All commodity derivatives are marked to market and recognized as an asset or liability at fair value. The effective gains and losses for commodity derivatives designated as cash flow hedges of forecasted purchases of raw materials and energy sources are recorded in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets and reclassified into cost of products sold in the same period as the earnings recognition of the associated underlying transaction. The effective gains and losses for hot roll carbon steel coils derivatives designated as cash flow hedges of forecasted sales are recorded in accumulated other comprehensive income on the Consolidated Balance Sheets and reclassified into net sales in the same period as the earnings recognition of the associated underlying transaction. Gains and losses on these designated derivatives arising from either hedge ineffectiveness or related to components excluded from the assessment of effectiveness are recognized in current earnings under net sales or cost of products sold, as appropriate. All gains or losses from derivatives for which hedge accounting treatment has not been elected are also reported in earnings on a current basis in net sales or cost of products sold.

As of December 31, 2013 and 2012, the Company had the following outstanding commodity price swaps and options and forward foreign exchange contracts:

Commodity	2013	2012
Nickel (in lbs)	763,300	420,100
Natural gas (in MMBTUs)	3,240,000	9,000,000
Zinc (in lbs)	12,000,000	—
Iron ore (in metric tons)	190,735	1,140,000
Hot roll carbon steel coils (in short tons)	74,147	30,000
Foreign exchange contracts (in euros)	€17,730,000	€15,950,000

The following table presents the fair value of derivative instruments in the Consolidated Balance Sheets as of December 31, 2013 and 2012:

Asset (liability)	2013	2012
Derivatives designated as hedging instruments:
Other current assets—commodity contracts	$2.6	$25.5
Accrued liabilities—commodity contracts	—	(1.2)

Derivatives not designated as hedging instruments:
Other current assets—commodity contracts	2.3	—
Accrued liabilities:
Foreign exchange contracts	(0.7)	(0.2)
Commodity contracts	(0.4)	(0.1)
Other noncurrent liabilities—commodity contracts	(0.1)	—

The following table presents gains (losses) on derivative instruments included in the Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011:

Gain (loss)	2013	2012	2011
Derivatives in cash flow hedging relationships—
Commodity contracts:
Reclassified from accumulated other comprehensive income into net sales (effective portion)	$0.4	$—	$—
Reclassified from accumulated other comprehensive income into cost of products sold (effective portion)	24.8	(36.3)	(4.0)
Recorded in cost of products sold (ineffective portion and amount excluded from effectiveness testing)	3.3	0.1	(10.2)

Derivatives not designated as hedging instruments:
Foreign exchange contracts—recognized in other income (expense)	(0.1)	(1.2)	0.8
Commodity contracts:
Recognized in net sales	(3.1)	—	—
Recognized in cost of products sold	1.7	(0.6)	(5.1)

The following table lists the amount of gains (losses) before tax expected to be reclassified into earnings within the next twelve months for the Company’s existing commodity contracts that qualify for hedge accounting, as well as the period of time over which the Company is hedging its exposure to the volatility in future cash flows:

Commodity Hedge	Settlement Dates	Gains (losses)
Natural gas	January 2014 to December 2014	$2.3
Zinc	January 2014 to December 2014	0.5

NOTE 17 - Supplemental Cash Flow Information

The following table presents the net cash paid (received) during the period for interest, net of capitalized interest, and income taxes:

	2013	2012	2011
Net cash paid (received) during the period for:
Interest, net of capitalized interest	$116.2	$69.5	$44.3
Income taxes	1.2	1.3	0.1

Included in net cash flows from operations was cash provided by (used by) SunCoke Middletown of $82.6, $55.2 and $(15.7) for the years ended December 31, 2013, 2012 and 2011, respectively. Consolidated cash and cash equivalents at December 31, 2013, includes $14.2 of cash and cash equivalents of SunCoke Middletown. There are no compensating balance arrangements or legal restrictions on the cash and cash equivalents of SunCoke Middletown, however, it is not available for the Company’s use.

The Company had non-cash capital investments during the years ended December 31, 2013, 2012 and 2011, that had not been paid as of the end of the respective period. These amounts are included in accounts payable and accrued liabilities and have been excluded from the Consolidated Statements of Cash Flows. The Company also granted restricted stock to certain employees and restricted stock units to directors under the SIP. The amounts of non-cash investing and financing activities for the years ended December 31, 2013, 2012 and 2011, were as follows:

	2013	2012	2011
Capital investments	$10.2	$13.9	$10.2
Capital investments—SunCoke Middletown	—	—	16.3
Issuance of restricted stock and restricted stock units	3.0	5.4	5.7
Issuance of note payable for AK Coal purchase (at fair value)	—	—	10.2

NOTE 18 - Quarterly Information (Unaudited)

Earnings per share for each quarter and the year are calculated individually and may not sum to the total for the year.

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$1,369.8	$1,404.5	$1,331.3	$1,464.8	$5,570.4
Operating profit	33.2	13.7	25.9	63.0	135.8
Net income (loss) attributable to AK Holding	(9.9)	(40.4)	(31.7)	35.2	(46.8)
Basic and diluted earnings (loss) per share	$(0.07)	$(0.30)	$(0.23)	$0.26	$(0.34)

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$1,508.7	$1,538.4	$1,463.5	$1,423.1	$5,933.7
Operating profit (loss)	4.1	56.7	(12.0)	(176.9)	(128.1)
Net income (loss) attributable to AK Holding	(11.8)	(724.2)	(60.9)	(230.4)	(1,027.3)
Basic and diluted earnings (loss) per share	$(0.11)	$(6.55)	$(0.55)	$(1.89)	$(9.06)

Included in operating profit (loss) for the fourth quarter and full year of 2012 was a pension corridor charges of $157.3. Included in net income (loss) attributable to AK Holding for the second quarter of 2012 was a charge to income tax expense of $736.0 for an increase in the valuation allowance on its deferred tax assets. Income taxes for the second and third quarters of 2013 were estimated using the discrete method.

NOTE 19 - Supplemental Guarantor Information

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

Condensed Statements of Comprehensive Income (Loss)
Year Ended December 31, 2013

	AK Holding	AK Steel	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$5,339.3	$830.3	$(599.2)	$5,570.4
Cost of products sold (exclusive of items shown separately below)	—	5,012.1	652.3	(556.6)	5,107.8
Selling and administrative expenses (exclusive of items shown separately below)	4.4	205.0	36.7	(40.8)	205.3
Depreciation	—	169.4	20.7	—	190.1
Pension and OPEB expense (income)	—	(68.6)	—	—	(68.6)
Total operating costs	4.4	5,317.9	709.7	(597.4)	5,434.6
Operating profit (loss)	(4.4)	21.4	120.6	(1.8)	135.8
Interest expense	—	125.9	1.5	—	127.4
Other income (expense)	—	(5.9)	4.5	—	(1.4)
Income (loss) before income taxes	(4.4)	(110.4)	123.6	(1.8)	7.0
Income tax expense (benefit)	—	(27.8)	18.1	(0.7)	(10.4)
Equity in net income (loss) of subsidiaries	(42.4)	40.2	—	2.2	—
Net income (loss)	(46.8)	(42.4)	105.5	1.1	17.4
Less: Net income (loss) attributable to noncontrolling interests	—	—	64.2	—	64.2
Net income (loss) attributable to AK Steel Holding Corporation	(46.8)	(42.4)	41.3	1.1	(46.8)
Other comprehensive income (loss)	322.3	322.3	1.2	(323.5)	322.3
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$275.5	$279.9	$42.5	$(322.4)	$275.5

Condensed Statements of Comprehensive Income (Loss)
Year Ended December 31, 2012

	AK Holding	AK Steel	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$5,676.6	$906.3	$(649.2)	$5,933.7
Cost of products sold (exclusive of items shown separately below)	—	5,416.8	738.0	(615.7)	5,539.1
Selling and administrative expenses (exclusive of items shown separately below)	4.4	212.9	35.3	(43.9)	208.7
Depreciation	—	172.8	19.2	—	192.0
Pension and OPEB expense (income) (exclusive of corridor charge shown below)	—	(35.3)	—	—	(35.3)
Pension corridor charge	—	157.3	—	—	157.3
Total operating costs	4.4	5,924.5	792.5	(659.6)	6,061.8
Operating profit (loss)	(4.4)	(247.9)	113.8	10.4	(128.1)
Interest expense	—	85.9	0.8	—	86.7
Other income (expense)	—	(9.6)	15.8	—	6.2
Income (loss) before income taxes	(4.4)	(343.4)	128.8	10.4	(208.6)
Income tax expense (benefit)	—	735.9	49.9	4.2	790.0
Equity in net income (loss) of subsidiaries	(1,022.9)	56.4	—	966.5	—
Net income (loss)	(1,027.3)	(1,022.9)	78.9	972.7	(998.6)
Less: Net income (loss) attributable to noncontrolling interests	—	—	28.7	—	28.7
Net income (loss) attributable to AK Steel Holding Corporation	(1,027.3)	(1,022.9)	50.2	972.7	(1,027.3)
Other comprehensive income (loss)	(1.6)	(1.6)	0.7	0.9	(1.6)
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$(1,028.9)	$(1,024.5)	$50.9	$973.6	$(1,028.9)

Condensed Statements of Comprehensive Income (Loss)
Year Ended December 31, 2011

	AK Holding	AK Steel	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$6,205.9	$756.7	$(494.6)	$6,468.0
Cost of products sold (exclusive of items shown separately below)	—	5,854.1	635.1	(452.4)	6,036.8
Selling and administrative expenses (exclusive of items shown separately below)	4.4	222.3	36.4	(47.7)	215.4
Depreciation	—	177.4	7.6	—	185.0
Pension and OPEB expense (income) (exclusive of corridor charge shown below)	—	(36.0)	—	—	(36.0)
Pension corridor charge	—	268.1	—	—	268.1
Total operating costs	4.4	6,485.9	679.1	(500.1)	6,669.3
Operating profit (loss)	(4.4)	(280.0)	77.6	5.5	(201.3)
Interest expense	—	47.3	0.2	—	47.5
Other income (expense)	—	(8.4)	3.1	—	(5.3)
Income (loss) before income taxes	(4.4)	(335.7)	80.5	5.5	(254.1)
Income tax expense (benefit)	(1.8)	(125.6)	31.2	2.2	(94.0)
Equity in net income (loss) of subsidiaries	(153.0)	57.1	—	95.9	—
Net income (loss)	(155.6)	(153.0)	49.3	99.2	(160.1)
Less: Net income (loss) attributable to noncontrolling interests	—	—	(4.5)	—	(4.5)
Net income (loss) attributable to AK Steel Holding Corporation	(155.6)	(153.0)	53.8	99.2	(155.6)
Other comprehensive income (loss)	(89.9)	(89.9)	(0.7)	90.6	(89.9)
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$(245.5)	$(242.9)	$53.1	$189.8	$(245.5)

Condensed Balance Sheets
December 31, 2013

	AK Holding	AK Steel	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$16.8	$28.5	$—	$45.3
Accounts receivable, net	—	492.4	61.1	(28.3)	525.2
Inventory, net	—	520.0	77.7	(11.1)	586.6
Deferred tax assets, current	—	69.4	0.2	—	69.6
Other current assets	0.3	43.9	2.3	—	46.5
Total current assets	0.3	1,142.5	169.8	(39.4)	1,273.2
Property, plant and equipment	—	5,258.4	613.5	—	5,871.9
Accumulated depreciation	—	(3,881.7)	(110.1)	—	(3,991.8)
Property, plant and equipment, net	—	1,376.7	503.4	—	1,880.1
Other non-current assets:
Investment in Magnetation LLC	—	—	187.8	—	187.8
Investment in affiliates	(2,772.4)	1,393.8	—	1,378.6	—
Inter-company accounts	2,551.1	(3,479.7)	896.7	31.9	—
Other non-current assets	—	141.0	123.6	—	264.6
TOTAL ASSETS	$(221.0)	$574.3	$1,881.3	$1,371.1	$3,605.7
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$550.5	$51.9	$(0.6)	$601.8
Accrued liabilities	—	133.6	9.3	—	142.9
Current portion of long-term debt	—	0.8	—	—	0.8
Current portion of pension and other postretirement benefit obligations	—	85.4	0.5	—	85.9
Total current liabilities	—	770.3	61.7	(0.6)	831.4
Non-current liabilities:
Long-term debt	—	1,506.2	—	—	1,506.2
Pension and other postretirement benefit obligations	—	960.6	4.8	—	965.4
Other non-current liabilities	—	109.6	0.4	—	110.0
TOTAL LIABILITIES	—	3,346.7	66.9	(0.6)	3,413.0
Total stockholders’ equity (deficit)	(221.0)	(2,772.4)	1,400.7	1,371.7	(221.0)
Noncontrolling interests	—	—	413.7	—	413.7
TOTAL EQUITY (DEFICIT)	(221.0)	(2,772.4)	1,814.4	1,371.7	192.7
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$(221.0)	$574.3	$1,881.3	$1,371.1	$3,605.7

Condensed Balance Sheets
December 31, 2012

	AK Holding	AK Steel	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$203.6	$23.4	$—	$227.0
Accounts receivable, net	—	484.4	54.3	(64.8)	473.9
Inventory, net	—	504.2	114.4	(9.4)	609.2
Deferred tax assets, current	—	73.0	0.2	—	73.2
Other current assets	0.2	57.6	1.6	—	59.4
Total current assets	0.2	1,322.8	193.9	(74.2)	1,442.7
Property, plant and equipment	—	5,355.1	588.8	—	5,943.9
Accumulated depreciation	—	(3,841.9)	(89.7)	—	(3,931.6)
Property, plant and equipment, net	—	1,513.2	499.1	—	2,012.3
Other non-current assets:
Investment in Magnetation LLC	—	—	150.0	—	150.0
Investment in affiliates	(2,660.7)	1,337.4	—	1,323.3	—
Inter-company accounts	2,155.2	(3,066.5)	843.8	67.5	—
Other non-current assets	—	167.7	130.4	—	298.1
TOTAL ASSETS	$(505.3)	$1,274.6	$1,817.2	$1,316.6	$3,903.1
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$494.8	$44.4	$(0.9)	$538.3
Accrued liabilities	—	155.0	9.8	—	164.8
Current portion of long-term debt	—	0.7	—	—	0.7
Current portion of pension and other postretirement benefit obligations	—	108.1	0.5	—	108.6
Total current liabilities	—	758.6	54.7	(0.9)	812.4
Non-current liabilities:
Long-term debt	—	1,411.2	—	—	1,411.2
Pension and other postretirement benefit obligations	—	1,657.2	4.5	—	1,661.7
Other non-current liabilities	—	108.3	0.5	—	108.8
TOTAL LIABILITIES	—	3,935.3	59.7	(0.9)	3,994.1
Total stockholders’ equity (deficit)	(505.3)	(2,660.7)	1,343.2	1,317.5	(505.3)
Noncontrolling interests	—	—	414.3	—	414.3
TOTAL EQUITY (DEFICIT)	(505.3)	(2,660.7)	1,757.5	1,317.5	(91.0)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$(505.3)	$1,274.6	$1,817.2	$1,316.6	$3,903.1

Condensed Statements of Cash Flows
Year Ended December 31, 2013

	AK Holding	AK Steel	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net cash flows from operating activities	$(3.5)	$(251.1)	$180.0	$(35.6)	$(110.2)
Cash flows from investing activities:
Capital investments	—	(39.2)	(24.4)	—	(63.6)
Investments in acquired businesses	—	—	(50.0)	—	(50.0)
Other investing items, net	—	8.5	6.6	—	15.1
Net cash flows from investing activities	—	(30.7)	(67.8)	—	(98.5)
Cash flows from financing activities:
Net borrowings (repayments) under credit facility	—	90.0	—	—	90.0
Proceeds from issuance of long-term debt	—	31.9	—	—	31.9
Redemption of long-term debt	—	(27.4)	—	—	(27.4)
Debt issuance costs	—	(3.4)	—	—	(3.4)
Inter-company activity	4.1	3.9	(43.6)	35.6	—
SunCoke Middletown advances from (distributions to) noncontrolling interest owners	—	—	(64.8)	—	(64.8)
Other financing items, net	(0.6)	—	1.3	—	0.7
Net cash flows from financing activities	3.5	95.0	(107.1)	35.6	27.0
Net increase (decrease) in cash and cash equivalents	—	(186.8)	5.1	—	(181.7)
Cash and equivalents, beginning of year	—	203.6	23.4	—	227.0
Cash and equivalents, end of year	$—	$16.8	$28.5	$—	$45.3

Condensed Statements of Cash Flows
Year Ended December 31, 2012

	AK Holding	AK Steel	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net cash flows from operating activities	$(3.5)	$(360.0)	$113.1	$(20.4)	$(270.8)
Cash flows from investing activities:
Capital investments	—	(38.3)	(25.8)	—	(64.1)
Investments in acquired businesses	—	—	(60.6)	—	(60.6)
Other investing items, net	—	6.7	(0.6)	—	6.1
Net cash flows from investing activities	—	(31.6)	(87.0)	—	(118.6)
Cash flows from financing activities:
Net borrowings (repayments) under credit facility	—	(250.0)	—	—	(250.0)
Proceeds from issuance of long-term debt	—	873.3	—	—	873.3
Redemption of long-term debt	—	(74.0)	—	—	(74.0)
Proceeds from issuance of common stock	96.4	—	—	—	96.4
Debt issuance costs	—	(22.3)	—	—	(22.3)
Common stock dividends paid	(11.0)	—	—	—	(11.0)
Inter-company activity	(80.2)	48.8	11.0	20.4	—
SunCoke Middletown advances from (distributions to) noncontrolling interest owners	—	—	(36.6)	—	(36.6)
Other financing items, net	(1.7)	(0.5)	0.8	—	(1.4)
Net cash flows from financing activities	3.5	575.3	(24.8)	20.4	574.4
Net increase (decrease) in cash and cash equivalents	—	183.7	1.3	—	185.0
Cash and equivalents, beginning of year	—	19.9	22.1	—	42.0
Cash and equivalents, end of year	$—	$203.6	$23.4	$—	$227.0

Condensed Statements of Cash Flows
Year Ended December 31, 2011

	AK Holding	AK Steel	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net cash flows from operating activities	$(1.7)	$(216.9)	$39.7	$(1.6)	$(180.5)
Cash flows from investing activities:
Capital investments	—	(98.9)	(197.2)	—	(296.1)
Investments in acquired businesses	—	—	(125.4)	—	(125.4)
Other investing items, net	—	1.4	(0.1)	—	1.3
Net cash flows from investing activities	—	(97.5)	(322.7)	—	(420.2)
Cash flows from financing activities:
Net borrowings (repayments) under credit facility	—	250.0	—	—	250.0
Redemption of long-term debt	—	(0.7)	—	—	(0.7)
Debt issuance costs	—	(10.1)	—	—	(10.1)
Common stock dividends paid	(22.0)	—	—	—	(22.0)
Inter-company activity	25.0	(106.4)	79.8	1.6	—
SunCoke Middletown advances from (distributions to) noncontrolling interest owners	—	—	210.7	—	210.7
Other financing items, net	(1.3)	0.1	(0.8)	—	(2.0)
Net cash flows from financing activities	1.7	132.9	289.7	1.6	425.9
Net increase (decrease) in cash and cash equivalents	—	(181.5)	6.7	—	(174.8)
Cash and equivalents, beginning of year	—	201.4	15.4	—	216.8
Cash and equivalents, end of year	$—	$19.9	$22.1	$—	$42.0

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  In making this assessment, the Company’s management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework).

Based on our assessment and those criteria, management has determined that, as of December 31, 2013, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, which appears on the following page.

Dated:	February 21, 2014	/s/ James L. Wainscott
James L. Wainscott
Chairman of the Board, President and Chief Executive Officer

Dated:	February 21, 2014	/s/ Roger K. Newport
Roger K. Newport
Vice President, Finance and Chief Financial Officer

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
AK Steel Holding Corporation
West Chester, Ohio

We have audited AK Steel Holding Corporation’s internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria).  AK Steel Holding Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect material misstatements.  Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, AK Steel Holding Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2013 consolidated financial statements of AK Steel Holding Corporation and our report dated February 21, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Cincinnati, Ohio
February 21, 2014

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information with respect to the Company’s Executive Officers is set forth in Part I of this Annual Report pursuant to General Instruction G of Form 10-K.  The information required to be furnished pursuant to this item with respect to Directors of the Company will be set forth under the caption “Election of Directors” in the Company’s proxy statement (the “2014 Proxy Statement”) to be furnished to stockholders in connection with the solicitation of proxies by the Company’s Board of Directors for use at the 2014 Annual Meeting of Stockholders, and is incorporated herein by reference.

The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2014 Proxy Statement, and is incorporated herein by reference.

The information required to be furnished pursuant to this item with respect to the Audit Committee and the Audit Committee financial expert will be set forth under the caption “Committees of the Board of Directors” in the 2014 Proxy Statement, and is incorporated herein by reference.

Information required to be furnished pursuant to this item with respect to and any material changes to the process by which security holders may recommend nominees to the Board of Directors will be set forth under the caption “Stockholder Proposals for the 2015 Annual Meeting and Nominations of Directors” in the 2014 Proxy Statement, and is incorporated herein by reference.

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

The information required to be furnished pursuant to this item will be set forth under the caption “Executive Compensation” and in the Director Compensation Table and its accompanying narrative in the 2014 Proxy Statement, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required to be furnished pursuant to this item with respect to compensation plans under which equity securities of the Company are authorized for issuance will be set forth under the caption “Equity Compensation Plan Information” in the 2014 Proxy Statement, and is incorporated herein by reference.

Other information required to be furnished pursuant to this item will be set forth under the caption “Stock Ownership” in the 2014 Proxy Statement, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required to be furnished pursuant to this item will be set forth under the captions “Related Person Transactions” and “Board Independence” in the 2014 Proxy Statement, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required to be furnished pursuant to this item will be set forth under the caption “Principal Accounting Firm Fees” in the 2014 Proxy Statement, and is incorporated herein by reference.

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

*10.4(a)+	First Amendment to the Annual Management Incentive Plan, as amended and restated as of October 18, 2007.

Exhibit Number	Description
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

10.10+
Form of Executive Officer Change of Control Agreement as approved by the Board of Directors on January 24, 2013 (incorporated herein by reference to Exhibit 10.10 to AK Steel Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Commission on February 28, 2013).

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

10.16 (a)
Amendment No. 1, dated April 30, 2013, to Amended and Restated Operating Agreement of Magnetation LLC (incorporated by reference to Exhibit 10.1 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, as filed with the Commission on May 3, 2013).

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

10.21
Security Agreement dated as of November 20, 2012, among the AK Steel Corporation and U.S. Bank National Association, as trustee and collateral agent (incorporated herein by reference to Exhibit 10.3 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on November 20, 2012).

Exhibit Number	Description
10.22
Collateral Trust Agreement dated as of November 20, 2012, among AK Steel and U.S. Bank National Association, as trustee and collateral agent (incorporated by reference to Exhibit 10.4 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on November 20, 2012).

10.23
Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, as filed with the Commission on November 1, 2013).

*12.1	Statement re: Computation of Ratio of Earnings to Combined Fixed Charges.

*12.2	Statement re: Computation of Ratio of Earnings to Fixed Charges.

*21.1	Subsidiaries of AK Steel Holding Corporation.

*23.1	Consent of Ernst & Young LLP.

*23.2	Consent of Deloitte & Touche LLP.

*31.1	Section 302 Certification of Chief Executive Officer.

*31.2	Section 302 Certification of Chief Financial Officer.

*32.1	Section 906 Certification of Chief Executive Officer.

*32.2	Section 906 Certification of Chief Financial Officer.

*95.1	Mine Safety Disclosure.

*101
The following financial statements from the Annual Report on Form 10-K of AK Steel Holding Corporation for the year ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to Consolidated Financial Statements.

* Filed or furnished herewith, as applicable
+ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in West Chester, Ohio, on February 21, 2014.

AK Steel Holding Corporation
(Registrant)

Dated:	February 21, 2014	/s/ Roger K. Newport
Roger K. Newport
Vice President, Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature	Title	Date

/s/ James L. Wainscott	Chairman of the Board, President	February 21, 2014
James L. Wainscott	and Chief Executive Officer

/s/ Roger K. Newport	Vice President, Finance	February 21, 2014
Roger K. Newport	and Chief Financial Officer

/s/ Gregory A. Hoffbauer		February 21, 2014
Gregory A. Hoffbauer	Controller and Chief Accounting Officer

/s/ Robert H. Jenkins		February 21, 2014
Robert H. Jenkins	Lead Director

/s/ Richard A. Abdoo		February 21, 2014
Richard A. Abdoo	Director

/s/ John S. Brinzo		February 21, 2014
John S. Brinzo	Director

/s/ Dennis C. Cuneo		February 21, 2014
Dennis C. Cuneo	Director

/s/ Mark G. Essig		February 21, 2014
Mark G. Essig	Director

/s/ William K. Gerber		February 21, 2014
William K. Gerber	Director

/s/ Dr. Bonnie G. Hill		February 21, 2014
Dr. Bonnie G. Hill	Director

/s/ Ralph S. Michael III		February 21, 2014
Ralph S. Michael III	Director

/s/ Shirley D. Peterson		February 21, 2014
Shirley D. Peterson	Director

/s/ Dr. James A. Thomson		February 21, 2014
Dr. James A. Thomson	Director

/s/ Vicente Wright		February 21, 2014
Vicente Wright	Director