Form 10-Q
period 2014-03-31
AK STEEL HOLDING CORP
filed 2014-05-02
CIK 918160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

or

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

There were 136,711,159 shares of common stock outstanding as of April 30, 2014.

AK STEEL HOLDING CORPORATION

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share data)

	Three Months Ended March 31,
(unaudited)	2014	2013

Net sales	$1,383.5	$1,369.8

Cost of products sold (exclusive of items shown separately below)	1,335.6	1,252.3
Selling and administrative expenses (exclusive of items shown separately below)	60.2	51.6
Depreciation	48.7	48.6
Pension and OPEB expense (income)	(25.7)	(15.9)

Total operating costs	1,418.8	1,336.6

Operating profit (loss)	(35.3)	33.2

Interest expense	32.2	31.0
Other income (expense)	(1.9)	1.8

Income (loss) before income taxes	(69.4)	4.0

Income tax expense (benefit)	1.8	(2.8)

Net income (loss)	(71.2)	6.8
Less: Net income attributable to noncontrolling interests	14.9	16.7

Net income (loss) attributable to AK Steel Holding Corporation	$(86.1)	$(9.9)

Basic and diluted earnings per share:
Net income (loss) attributable to AK Steel Holding Corporation common stockholders	$(0.63)	$(0.07)

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in millions)

	Three Months Ended March 31,
(unaudited)	2014	2013
Net income (loss)	$(71.2)	$6.8
Other comprehensive income (loss), before tax:
Foreign currency translation gain (loss)	—	(1.1)
Cash flow hedges:
Gains (losses) arising in period	1.9	(3.0)
Reclassification of losses (gains) to net income (loss)	(2.7)	(3.9)
Unrealized holding gains (losses) on securities:
Unrealized holding gains (losses) arising in period	—	0.1
Pension and OPEB plans:
Gains (losses) arising in period	(5.3)	—
Reclassification of prior service cost (credits) included in net income (loss)	(17.3)	(19.1)
Reclassification of losses (gains) included in net income (loss)	(0.8)	7.3
Other comprehensive income (loss), before tax	(24.2)	(19.7)
Income tax expense (benefit) related to items of comprehensive income (loss)	—	—
Other comprehensive income (loss)	(24.2)	(19.7)
Comprehensive income (loss)	(95.4)	(12.9)
Less: Comprehensive income attributable to noncontrolling interests	14.9	16.7
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$(110.3)	$(29.6)

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share data)

(unaudited)	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$31.1	$45.3
Accounts receivable, net	498.9	525.2
Inventory, net	687.7	586.6
Deferred tax assets, current	70.4	69.6
Other current assets	38.2	46.5
Total current assets	1,326.3	1,273.2
Property, plant and equipment	5,884.4	5,871.9
Accumulated depreciation	(4,040.0)	(3,991.8)
Property, plant and equipment, net	1,844.4	1,880.1
Other non-current assets:
Investment in Magnetation LLC	186.5	187.8
Other non-current assets	258.2	264.6
TOTAL ASSETS	$3,615.4	$3,605.7
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$617.4	$601.8
Accrued liabilities	175.7	142.9
Current portion of long-term debt	0.6	0.8
Current portion of pension and other postretirement benefit obligations	73.4	85.9
Total current liabilities	867.1	831.4
Non-current liabilities:
Long-term debt	1,657.2	1,506.2
Pension and other postretirement benefit obligations	908.0	965.4
Other non-current liabilities	110.5	110.0
TOTAL LIABILITIES	3,542.8	3,413.0
Equity:
Common stock, authorized 200,000,000 shares of $0.01 par value each; issued 136,844,563 and 149,691,388 shares in 2014 and 2013; outstanding 136,712,665 and 136,380,078 shares in 2014 and 2013	1.4	1.5
Additional paid-in capital	1,909.3	2,079.2
Treasury stock, common shares at cost, 131,898 and 13,311,310 shares in 2014 and 2013	(0.9)	(174.0)
Accumulated deficit	(2,537.2)	(2,451.1)
Accumulated other comprehensive income	299.2	323.4
Total stockholders’ equity (deficit)	(328.2)	(221.0)
Noncontrolling interests	400.8	413.7
TOTAL EQUITY	72.6	192.7
TOTAL LIABILITIES AND EQUITY	$3,615.4	$3,605.7

The Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, include the following amounts related to consolidated variable interest entities, prior to intercompany eliminations. See Note 12 for more information concerning variable interest entities.

(unaudited)	March 31, 2014	December 31, 2013
SunCoke Middletown
Cash and cash equivalents	$0.4	$14.2
Accounts receivable, net	0.5	—
Inventory, net	24.2	22.1
Property, plant and equipment	418.6	418.5
Accumulated depreciation	(32.6)	(29.0)
Accounts payable	12.3	13.3
Other assets (liabilities), net	0.1	(0.7)
Noncontrolling interests	398.9	411.8

Other variable interest entities
Cash and cash equivalents	$0.9	$1.0
Property, plant and equipment	11.3	11.5
Accumulated depreciation	(9.0)	(9.2)
Other assets (liabilities), net	0.7	0.6
Noncontrolling interests	1.9	1.9

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
	Three Months Ended March 31,
(unaudited)	2014	2013
Cash flows from operating activities:
Net income (loss)	$(71.2)	$6.8
Depreciation	45.1	45.1
Depreciation—SunCoke Middletown	3.6	3.5
Amortization	6.3	5.9
Deferred income taxes	0.5	(4.4)
Pension and OPEB expense (income)	(25.7)	(15.9)
Contributions to pension trust	(41.3)	(30.0)
Other postretirement benefit payments	(18.6)	(18.1)
Changes in working capital	(14.1)	(9.6)
Changes in working capital—SunCoke Middletown	(4.5)	3.3
Other operating items, net	(5.1)	6.4
Net cash flows from operating activities	(125.0)	(7.0)

Cash flows from investing activities:
Capital investments	(13.8)	(15.5)
Capital investments—SunCoke Middletown	—	(1.0)
Other investing items, net	6.8	0.8
Net cash flows from investing activities	(7.0)	(15.7)

Cash flows from financing activities:
Net borrowings under credit facility	150.0	—
Redemption of long-term debt	(0.2)	(0.2)
Debt issuance costs	(3.3)	(1.5)
Purchase of treasury stock	(0.9)	(0.6)
SunCoke Middletown distributions to noncontrolling interest owners	(27.8)	(9.1)
Other financing items, net	—	(1.1)
Net cash flows from financing activities	117.8	(12.5)

Net increase (decrease) in cash and cash equivalents	(14.2)	(35.2)

Cash and cash equivalents, beginning of period	45.3	227.0

Cash and cash equivalents, end of period	$31.1	$191.8

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(dollars in millions)

(unaudited)	Common Stock	Addi- tional Paid-In Capital	Treasury Stock	Accum- ulated Deficit	Accum- ulated Other Compre- hensive Income (Loss)	Noncon- trolling Interests	Total
December 31, 2012	$1.5	$2,069.7	$(173.3)	$(2,404.3)	$1.1	$414.3	$(91.0)
Net income (loss)				(9.9)		16.7	6.8
Share-based compensation		3.9					3.9
Purchase of treasury stock			(0.6)				(0.6)
Change in accumulated other comprehensive income (loss)					(19.7)		(19.7)
Net distributions to noncontrolling interests						(9.1)	(9.1)
March 31, 2013	$1.5	$2,073.6	$(173.9)	$(2,414.2)	$(18.6)	$421.9	$(109.7)

December 31, 2013	$1.5	$2,079.2	$(174.0)	$(2,451.1)	$323.4	$413.7	$192.7
Net income (loss)				(86.1)		14.9	(71.2)
Retirement of treasury stock	(0.1)	(173.9)	174.0				—
Share-based compensation		4.0					4.0
Purchase of treasury stock			(0.9)				(0.9)
Change in accumulated other comprehensive income (loss)					(24.2)		(24.2)
Net distributions to noncontrolling interests						(27.8)	(27.8)
March 31, 2014	$1.4	$1,909.3	$(0.9)	$(2,537.2)	$299.2	$400.8	$72.6

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise indicated)

NOTE 1 - Basis of Presentation

In the opinion of the management of AK Steel Holding Corporation (“AK Holding”) and its wholly-owned subsidiary, AK Steel Corporation (“AK Steel”, and together with AK Holding, the “Company”), the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2014, the results of its operations for the three months ended March 31, 2014 and 2013, and its cash flows for the three months ended March 31, 2014 and 2013. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2013, included in the Company’s Form 10‑K for the year ended December 31, 2013.

NOTE 2 - Inventories

	March 31, 2014	December 31, 2013
Finished and semi-finished	$802.6	$722.2
Raw materials	280.1	260.9
Total cost	1,082.7	983.1
Adjustment to state inventories at LIFO value	(395.0)	(396.5)
Inventory, net	$687.7	$586.6

NOTE 3 - Investments in Equity Investees

The Company has investments in several businesses accounted for using the equity method of accounting. These investees are Combined Metals of Chicago, LLC (“Combined Metals”), Magnetation LLC (“Magnetation”) and Rockport Roll Shop LLC (“Rockport Roll Shop”), of which the Company has equity ownership of 40.0%, 49.9% and 50.0%, respectively. Cost of products sold includes the Company’s share of income from Combined Metals and Rockport Roll Shop of $2.2 and $1.7 for the three months ended March 31, 2014, and 2013, respectively. Included in other income (expense) was the Company’s share of income (loss) related to Magnetation of $(1.3) and $2.3 for the three months ended March 31, 2014, and 2013, respectively.

Summarized financial statement data for all investees is presented below.

	Three Months Ended March 31,
	2014	2013
Revenue	$72.4	$69.5
Gross profit	24.5	25.2
Net income	5.5	11.1

Magnetation

Magnetation utilizes advanced magnetic separation technology to recover iron ore from existing stockpiles of previously-mined material, such as tailings basins. Magnetation controls substantial volumes of these existing stockpiles, as well as other resources with significant amounts of iron content that could allow it to eventually recover iron ore from traditional mining operations. Traditional mining operations are not currently anticipated to be necessary for the foreseeable future, depending upon factors such as the recovery yield of Magnetation’s concentrate plants and future acquisitions of additional tailings basins and other iron-bearing resources. Through a pellet purchase agreement, AK Steel will have the right to purchase all of the pellets produced by Magnetations’s iron ore pelletizing plant when construction is completed, currently expected to occur in late third quarter or early fourth quarter of 2014.

AK Steel has committed to an investment of capital in Magnetation totaling $297.5. AK Steel has contributed a total of $197.5 for its interest in Magnetation through March 31, 2014 and the remaining $100.0 of contributions are anticipated to occur through the remainder of 2014 with the timing to be determined based on liquidity needs of Magnetation. AK Steel has no legal or contractual obligation to provide further financing to Magnetation beyond the amount mentioned above. As of March 31, 2014, the Company’s carrying cost of the investment exceeded its share of the underlying equity in net assets of Magnetation, recorded using historical carrying amounts, by $95.2. This difference is being amortized through equity in earnings and its amortization is included in the Company’s share of income (loss) amounts above.

NOTE 4 - Income Taxes

Income taxes recorded through March 31, 2014 were estimated using the discrete method, which was based on the actual year-to-date pre-tax loss through March 31, 2014, as well as the related change in the valuation allowance on deferred tax assets. The Company is unable to estimate pre-tax income for the remainder of 2014 with sufficient precision for purposes of the effective tax rate method, which requires consideration of a projection of full-year income and the expected change in the valuation allowance. The estimated annual effective tax rate method was not reliable due to its sensitivity to small changes to forecasted annual pre-tax earnings and the effect of the Company’s valuation allowance, which create results with significant variations in the customary relationship between income tax expense and pre-tax income for the interim periods. As a result, the Company determined that the use of the discrete method is more appropriate than the annual effective tax rate method. The Company has estimated the change in valuation allowances required based on the year-to-date pre-tax loss and the change in value of the identified tax-planning strategy, which is determined based on year-to-date LIFO income. Income tax expense (benefit) for the three months ended March 31, 2014 and 2013, includes a non-cash charge of $31.7 and $1.1, respectively, for the change in the valuation allowance on the Company’s deferred tax assets, which offsets the income tax benefit related to the Company’s pre-tax loss.

NOTE 5 - Long-term Debt and Other Financing

The Company’s debt balances, including current portions, were as follows:

	March 31, 2014	December 31, 2013
Credit Facility	$240.0	$90.0
8.75% Senior Secured Notes due December 2018	380.0	380.0
5.00% Exchangeable Senior Notes due November 2019 (effective rate of 10.8%)	150.0	150.0
7.625% Senior Notes due May 2020	529.8	529.8
8.375% Senior Notes due April 2022	290.2	290.2
Industrial Revenue Bonds due 2014 through 2030	99.9	100.1
Unamortized debt (discount) premium, net	(32.1)	(33.1)
Total debt	1,657.8	1,507.0
Less:
Current portion of long-term debt	0.6	0.8
Total long-term debt	$1,657.2	$1,506.2

During the three months ended March 31, 2014, the Company was in compliance with all the terms and conditions of its debt agreements.

Credit Facility

In March 2014, AK Steel entered into a new $1.1 billion asset-backed revolving credit facility (“Credit Facility”) with a group of lenders. The Credit Facility, which expires in March 2019, replaced AK Steel’s prior $1.1 billion asset-backed revolving credit facility (“Replaced Credit Facility”), which was set to expire in April 2016, and is secured by the same classes of assets as the Replaced Credit Facility. The Credit Facility contains common restrictions similar to the Replaced Credit Facility, including limitations on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliate transactions. Availability is calculated as the lesser of the credit facility commitment or the Company’s eligible collateral after advance rates, less outstanding revolver borrowings and letters of credit. The Company’s obligations under its Credit Facility are secured by its inventory and accounts receivable, and availability under the Credit Facility fluctuates monthly based on the varying levels of eligible collateral. The Credit Facility provides the Company with enhanced liquidity and greater financial and strategic flexibility. The Credit Facility includes a separate “first-in, last-out”, or “FILO” tranche, which allows the Company to maximize its eligible collateral at higher advance rates. The Credit Facility requires maintenance of a minimum fixed charge coverage ratio of one to one if availability under the Credit Facility is less than $110.0. At March 31, 2014, AK Holding was the sole guarantor of the Credit Facility. At March 31, 2014, the Company’s eligible collateral, after application of applicable advance rates, was $1,064.5. As of March 31, 2014, there were outstanding Credit Facility borrowings of $240.0. Availability as of March 31, 2014 was further reduced by $67.5 of outstanding letters of credit, resulting in remaining availability of $757.0. In April 2014, in order to provide additional collateral to the borrowing base and increase the Company’s availability under the Credit Facility, thereby enhancing its liquidity, the Company added AK Tube LLC and AK Steel Properties, Inc., both 100%-owned subsidiaries, as guarantors under the Credit Facility. The additional eligible collateral is expected to provide additional availability under the Credit Facility of approximately $30.0 in the second quarter of 2014.

NOTE 6 - Pension and Other Postretirement Benefits

The Company provides noncontributory pension and various healthcare and life insurance benefits to most employees and retirees. The pension plan is not fully funded. The Company expects to contribute $196.5 to the master pension trust during 2014.  Of this total, $41.3 was made in the three months ended March 31, 2014 and $71.1 was made in April 2014, leaving $84.1 to be made during the third quarter of 2014.

Net periodic benefit cost (income) for pension and other postretirement benefits were as follows:

	Three Months Ended March 31,
	2014	2013
Pension Benefits
Service cost	$0.4	$0.6
Interest cost	36.7	34.7
Expected return on assets	(50.7)	(45.9)
Amortization of prior service cost	1.0	0.9
Amortization of (gain) loss	(0.5)	6.8
Net periodic benefit cost (income)	$(13.1)	$(2.9)

Other Postretirement Benefits
Service cost	$1.0	$1.2
Interest cost	5.0	5.3
Amortization of prior service cost (credit)	(18.3)	(20.0)
Amortization of (gain) loss	(0.3)	0.5
Net periodic benefit cost (income)	$(12.6)	$(13.0)

During the first quarter of 2014, the Company performed a remeasurement of an unfunded supplemental retirement plan as a result of lump sum benefit payments made to retired participants. The related settlement gain had a minimal effect on net periodic pension benefit income.

NOTE 7 - Environmental and Legal Contingencies

Environmental Contingencies

AK Steel and its predecessors have been conducting steel manufacturing and related operations since 1900. Although the Company believes its operating practices have been consistent with prevailing industry standards during this time, hazardous materials may have been released in the past at one or more operating sites or third-party sites, including operating sites that the Company no longer owns. To the extent reasonably estimable, the Company has estimated potential remediation expenditures for those sites where future remediation efforts are probable based on identified conditions, regulatory requirements or contractual obligations arising from the sale of a business or facility. In the case of sites involving governmentally-required investigations, an estimate of potential remediation expenditures is typically made only after the investigation is complete and the nature and scope of the remediation is better understood. In general, the material components of these accruals include the costs associated with investigations, delineations, risk assessments, remedial work, governmental response and oversight costs, site monitoring, and preparation of reports to the appropriate environmental agencies. Liabilities recorded on the Company’s Condensed Consolidated Balance Sheets for such estimated probable costs relating to environmental matters are presented below:

	March 31, 2014	December 31, 2013
Accrued liabilities	$8.7	$9.5
Other non-current liabilities	34.5	34.1

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

As previously reported, on July 27, 2001, AK Steel received a Special Notice Letter from the EPA requesting that AK Steel agree to conduct a Remedial Investigation/Feasibility Study (“RI/FS”) and enter into an administrative order on consent pursuant to Section 122 of CERCLA regarding the former Hamilton Plant located in New Miami, Ohio. The Hamilton Plant ceased operations in 1990, and all of its former structures have been demolished and removed. Although AK Steel did not believe that a site-wide RI/FS was necessary or appropriate, in April 2002 it entered into a mutually agreed-upon administrative order on consent to perform such an investigation and study of the Hamilton Plant site. The site-wide investigation portion of the RI/FS has been submitted. A supplemental study is projected to be completed in 2014. AK Steel currently has accrued $0.7 for the remaining cost of the RI/FS. Until the RI/FS is completed, AK Steel cannot reliably estimate the additional costs, if any, associated with any potentially required remediation of the site or the timeframe during which these potential costs would be incurred.

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

As previously noted, on September 26, 2012, the EPA issued an order under Section 3013 of RCRA requiring the Company to develop a plan for investigation of four areas at AK Steel’s Ashland Works Coke Plant. A site investigation plan was submitted to the EPA on October 25, 2012, revised most recently on October 23, 2013 and conditionally approved by the EPA on April 28, 2014. AK Steel has not yet agreed to all of the conditions imposed by the EPA. AK Steel cannot reliably estimate at this time how long it will take to complete the site investigation. AK Steel currently has accrued approximately $0.5 for the projected cost of the investigation. Until the site investigation is completed, AK Steel cannot reliably estimate the additional costs, if any, associated with any potentially required remediation of the site or the timeframe during which these potential costs would be incurred.

As previously reported, on August 3, 2011, September 29, 2011, and June 28, 2012, the EPA issued Notice of Violations (“NOV”) with respect to the coke plant at AK Steel’s Middletown Works alleging violations of pushing and combustion stack limits. The Company is investigating these claims and is working with the EPA to attempt to resolve them. AK Steel believes it will reach a settlement in this matter, but it cannot be certain that a settlement will be reached and cannot reliably estimate at this time how long it will take to reach a settlement or what all of its terms might be. AK Steel will vigorously contest any claims which cannot be resolved through a settlement. Until it has reached a settlement with the EPA or the claims that are the subject of the NOVs are otherwise resolved, AK Steel cannot reliably estimate the costs, if any, associated with any potentially required operational changes at the battery or the timeframe over which any potential costs would be incurred.

As previously reported, on July 15, 2009, AK Steel and the Pennsylvania Department of Environmental Protection (“PADEP”) entered into a Consent Order and Agreement (the “Consent Order”) to resolve an alleged unpermitted discharge of wastewater from the closed Hillside Landfill at the former Ambridge Works. Under the terms of the Consent Order, AK Steel paid a penalty and also agreed to implement various corrective actions, including an investigation of the area where activities were conducted regarding the landfill, submission of a plan to collect and treat surface waters and seep discharges, and upon approval from PADEP, implementation of that plan. The Company has accrued approximately $2.2 for the current phase of remedial work required under the Consent Order. However, the design plan for this phase has not yet been developed or approved. Until that design plan is approved, the Company cannot reliably determine the actual cost of this phase, but it is expected to be at least the amount of the current accrual. The Company currently estimates that the remaining work required for this phase will be completed in 2015, but that estimated timeframe is subject to the potential for delays, such as delays due to work plan approval and/or permitting delays. Additional work in the form of monitoring likely will be required after completion of the current phase, but the Company cannot reliably determine the cost of that work or the timeframe for its completion until the design phase has been approved.

As previously reported, on June 29, 2000, the United States filed a complaint on behalf of the EPA against AK Steel in the U.S. District Court for the Southern District of Ohio (the “Court”), Case No. C-1-00530, for alleged violations of the Clean Air Act, the Clean Water Act and RCRA at the Middletown Works. Subsequently, the State of Ohio, the Sierra Club and the National Resources Defense Council intervened. On May 15, 2006, a Consent Decree in Partial Resolution of Pending Claims (the “Consent Decree”) was entered by the Court. Under the Consent Decree, the Company paid a civil penalty and performed a supplemental environmental project to remove ozone-depleting refrigerants from certain equipment. The Company further agreed to undertake a comprehensive RCRA facility investigation at its Middletown Works and, as appropriate, complete a corrective measures study. In accordance with the Consent Decree, the Company also was required to implement certain RCRA corrective action interim measures to address polychlorinated biphenyls (“PCBs”) in sediments and soils relating to Dicks Creek and certain other specified surface waters, adjacent floodplain areas and other previously identified geographic areas. The Company has completed the remedial activity at Dicks Creek, but continues to work on the RCRA facility investigation and certain interim measures. The Company currently has accrued approximately $13.8 for the cost of known work required under the Consent Decree for the RCRA facility investigation and remaining interim measures.

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

Information on asbestos cases pending at March 31, 2014 is presented below:

Asbestos Cases Pending at
March 31, 2014
Cases with specific dollar claims for damages:
Claims up to $0.2	121
Claims above $0.2 to $5.0	6
Claims above $5.0 to $15.0	2
Claims above $15.0 to $20.0	2
Total claims with specific dollar claims for damages (a)	131
Cases without a specific dollar claim for damages	304
Total asbestos cases pending	435

(a)	Involve a total of 2,339 plaintiffs and 17,487 defendants

In each case, the amount described is per plaintiff against all of the defendants, collectively. Thus, it usually is not possible at the outset of a case to determine the specific dollar amount of a claim against AK Steel. In fact, it usually is not even possible at the outset to determine which of the plaintiffs actually will pursue a claim against AK Steel. Typically, that can only be determined through written interrogatories or other discovery after a case has been filed. Thus, in a case involving multiple plaintiffs and multiple defendants, AK Steel initially only accounts for the lawsuit as one claim against it. After AK Steel has determined through discovery whether a particular plaintiff will pursue a claim against it, it makes an appropriate adjustment to statistically account for that specific claim. It has been AK Steel’s experience to date that only a small percentage of asbestos plaintiffs ultimately identify AK Steel as a target defendant from whom they actually seek damages and most of these claims ultimately are either dismissed or settled for a small fraction of the damages initially claimed. Set forth below is a chart showing the number of new claims filed (accounted for as described above), the number of pending claims disposed of (i.e., settled or otherwise dismissed), and the approximate net amount of dollars paid on behalf of AK Steel in settlement of asbestos-related claims in the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
New Claims Filed	13	11
Pending Claims Disposed Of	14	20
Total Amount Paid in Settlements	$0.3	$0.7

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

As previously reported, on October 20, 2009, William Schumacher filed a purported class action against the AK Steel Corporation Retirement Accumulation Pension Plan, or AK RAPP, and the AK Steel Corporation Benefit Plans Administrative Committee in the United States District Court for the Southern District of Ohio, Case No. 1:09cv794. The complaint alleged that the method used under the AK RAPP to determine lump sum distributions does not comply with ERISA and the Internal Revenue Code and resulted in underpayment of benefits to him and the other class members. The plaintiff and the other individuals on whose behalf the plaintiff filed suit were excluded by the Court in 2005 from similar litigation previously reported and now resolved (the class action litigation filed January 2, 2002 by John D. West) based on previous releases of claims they had executed in favor of the Company. There were a total of 92 individuals who were excluded from the prior litigation. On January 24, 2011, this case was certified as a class action. On November 13, 2013, the District Court entered final judgment in the amount of $4.4, including pre-judgment and post-judgment interest. That judgment was paid on November 21, 2013 from the Company’s pension trust. On October 14, 2013, plaintiffs’ counsel filed a motion requesting an award of attorney fees of $1.3. By order dated February 4, 2014, the court granted in part and denied in part the motion filed by plaintiffs’ counsel seeking an award of fees. As part of the order, the court directed the defendants to pay to plaintiffs’ counsel statutory fees in the amount of approximately $0.6. The award of attorney fees was paid out of the Company’s pension trust on March 6, 2014. Following that payment, the parties filed an agreed notice of satisfaction of judgment on March 20, 2014. With that filing, this matter is now concluded.

As previously reported, in September and October 2008, several companies filed purported class actions in the United States District Court for the Northern District of Illinois against nine steel manufacturers, including AK Holding. The case numbers for these actions are 08CV5214, 08CV5371, 08CV5468, 08CV5633, 08CV5700, 08CV5942 and 08CV6197. An additional action, case number 10CV04236, was filed in the same federal district court on July 8, 2010. On December 28, 2010, another action, case number 32,321, was filed in state court in the Circuit Court for Cocke County, Tennessee. The defendants removed the Tennessee case to federal court and filed a motion to transfer the case to the Northern District of Illinois. That motion was granted on March 28, 2012. The plaintiffs in the various pending actions are companies which claim to have purchased steel products, directly or indirectly, from one or more of the defendants and they purport to file the actions on behalf of all persons and entities who purchased steel products for delivery or pickup in the United States from any of the named defendants at any time from at least as early as January 2005. The complaints allege that the defendant steel producers have conspired in violation of antitrust laws to restrict output and to fix, raise, stabilize and maintain artificially high prices with respect to steel products in the United States. Discovery has commenced but only with respect to issues relating to class certification. On May 24, 2012, the direct purchaser plaintiffs filed a motion for class certification. On February 28, 2013, the defendants filed a memorandum in opposition to the motion for class certification and motions to exclude the opinions of the plaintiffs’ experts. An evidentiary hearing on the motion for class certification and the motions to exclude the opinions of the plaintiffs’ experts was held commencing on March 15, 2014. No trial date has been set. Prior to that hearing, AK Holding reached an agreement with the direct purchaser plaintiffs to tentatively settle the claims asserted against AK Holding, subject to certain court approvals set forth below. Pursuant to that settlement, AK Holding agreed to pay $5.8 to the plaintiff class of direct purchasers in exchange for a complete release of all claims from the members of that class. AK Holding continues to believe that the claims asserted against it lack any merit, but it elected to enter into the settlement in order to avoid the ongoing expense of defending itself in this protracted and expensive antitrust litigation. The tentative settlement received preliminary approval by the court on April 11, 2014. Following such preliminary approval, notice of the proposed settlement will be provided to members of the settlement class, followed by a fairness hearing. In order to become final, the settlement must receive a second approval by the court following that fairness hearing. In light of the progress of the settlement negotiations during the first quarter of 2014, the Company recorded a charge in the amount of the tentative settlement with the direct purchaser plaintiff class. At this stage, the Company does not have adequate information available to determine that a loss is probable or to reliably or accurately estimate its potential loss, if any, with respect to the remaining indirect purchaser plaintiff class. Because the Company has been unable to determine that a potential loss in this case with respect to such indirect purchasers is probable or estimable, it has not recorded an accrual related to this matter for them. In the event that the Company’s assumptions used to evaluate whether a loss in this matter is either probable or estimable with respect to the indirect purchaser plaintiff class prove to be incorrect or change in future periods, the Company may be required to record a charge for the indirect purchaser plaintiff class at a later date. Moreover, in the event that the settlement with the direct purchaser class does not receive final approval from the court, the settlement with that putative class of plaintiffs would be void and the parties then would continue to litigate the direct purchaser claims. Under such circumstances, the Company would continue to contest this matter vigorously and the potential liability of the Company in this matter could be more or less than the amount of the current accrual relating to the direct purchaser plaintiffs.

As previously reported, on December 31, 2009, Heritage Coal Company LLC, Patriot Coal Corporation and Pine Ridge Coal Company (collectively, “Heritage Coal”) filed a third-party complaint against AK Steel in the Circuit Court of Boone County, West Virginia, naming AK Steel as a third-party defendant in 108 separate personal injury actions. Those actions were consolidated for discovery and pretrial proceedings under Civil Action No. 09-C-212. The various plaintiffs in the underlying actions sought damages allegedly caused by groundwater contamination arising out of certain coal mining operations in West Virginia. In its third-party complaint, Heritage Coal seeks a determination of its potential rights of contribution against AK Steel pursuant to a January 20, 1984 Asset Purchase Agreement between Heritage Coal’s predecessor-in-interest, Peabody Coal Company, as buyer, and AK Steel’s predecessor-in-interest, Armco Inc., as seller, for the sale of certain coal real estate and leasehold interests located in West Virginia, which Heritage alleges included property now the subject of the underlying civil actions. On March 28, 2010, AK Steel entered into a tentative settlement agreement with the plaintiffs and Heritage Coal whereby it agreed to pay $0.2 in exchange for a complete release of all claims. The full amount required to be paid pursuant to this settlement on behalf of AK Steel already has been paid into an escrow account. The parties have received formal court approval of the settlement and plaintiffs’ counsel is performing certain administrative tasks necessary to fulfill the settlement, which are expected to be completed in the near future. The settlement resolves all of the claims raised by Heritage Coal in the third-party complaint and also releases AK Steel from any claims by the plaintiffs in the underlying actions. AK Steel considers this matter to be concluded.

As previously reported, on January 20, 2010, ArcelorMittal France and ArcelorMittal Atlantique et Lorraine (collectively “ArcelorMittal”) filed an action against AK Steel (and two other steel manufacturers) in the United States District Court for the District of Delaware, Case No. 10-050-SLR. The complaint alleges that AK Steel is infringing the claims of U.S. Patent No. 6,296,805 (the “Patent”) in making pre-coated cold-rolled boron steel sheet and seeks injunctive relief and unspecified compensatory damages. On March 4, 2010, AK Steel filed an answer in which it denied ArcelorMittal’s claims and raised various affirmative defenses. On that date, AK Steel also filed counterclaims against ArcelorMittal for a declaratory judgment that AK Steel is not infringing the Patent and that the Patent is invalid. Subsequently, the trial court bifurcated the issues of liability and damages. The case proceeded with a trial to a jury on the issue of liability during the week of January 15, 2011. The jury returned a verdict that AK Steel did not infringe the Patent and that the Patent was invalid. Judgment subsequently was entered in favor of AK Steel and ArcelorMittal filed an appeal with the United States Court of Appeals for the Federal Circuit. On November 30, 2012, the Court of Appeals issued a decision confirming that AK Steel had prevailed on the key claim related to patent infringement and affirming the basis for the jury finding of no infringement. The Court of Appeals reversed, however, certain findings related to the validity of the Patent and remanded the case to the trial court for further proceedings. On January 30, 2013, ArcelorMittal filed a motion for rehearing with the Court of Appeals. On March 20, 2013, the Court of Appeals denied ArcelorMittal’s motion for rehearing. The case then was remanded to the trial court for further proceedings. On April 16, 2013, pursuant to a petition previously filed by ArcelorMittal and ArcelorMittal USA LLC, the U.S. Patent and Trademark Office reissued the Patent as U.S. Reissue Patent RE44,153 (the “Reissued Patent”). Also on April 16, 2013, ArcelorMittal filed a second action against AK Steel in the United States District Court for the District of Delaware, Case No. 1:13-cv-00685 (the “Second Action”). The complaint filed in the Second Action alleges that AK Steel is infringing the claims of the Reissued Patent and seeks injunctive relief and unspecified compensatory damages. On April 23, 2013, AK Steel filed a motion to dismiss key elements of the complaint filed in the Second Action. In addition, the parties briefed related non-infringement and claims construction issues in the original action. On October 25, 2013, the District Court granted summary judgment in favor of AK Steel, confirming that AK Steel’s product does not infringe the original Patent or the Reissued Patent. The Court further ruled that ArcelorMittal’s Reissued Patent was invalid due to ArcelarMittal’s deliberate violation of a statutory prohibition on broadening a patent through reissue more than two years after the original Patent was granted and that the original Patent had been surrendered when the Reissued Patent was issued and thus is no longer in effect. Final Judgment was entered on October 31, 2013. On November 6, 2013, ArcelorMittal filed a motion to clarify or, in the alternative, to alter or amend the October 31, 2013 judgment. The defendants opposed the motion. On December 5, 2013, the court issued a memorandum and order denying the motion and entering final judgment in favor of defendants, including AK Steel, and against ArcelorMittal, specifically ruling that all claims of ArcelorMittal’s Reissued Patent are invalid as violative of 35 U.S.C. §251(d). On December 30, 2013, ArcelorMittal filed notices of appeal to the Federal Circuit Court of Appeals and the parties are in the process of preparing and submitting briefs to the appellate court. AK Steel intends to continue to contest this matter vigorously. At this time, the Company has not made a determination that a loss is probable and it does not have adequate information to reliably or accurately estimate its potential loss in the event that ArcelorMittal were to prevail in its appeal in this dispute. Because the Company has been unable to determine that the potential loss in this case is probable or estimable, it has not recorded an accrual related to this matter. In the event that the Company’s assumptions used to evaluate whether a loss in this matter is either probable or estimable prove to be incorrect or change in future periods, the Company may be required to record a liability for an adverse outcome.

Trade Cases

As previously reported, on June 1, 2009, the Chinese Ministry of Commerce (“MOFCOM”) initiated antidumping and countervailing duty investigations of imports of grain-oriented electrical steel (“GOES”) from Russia and the United States. China initiated the investigations based on a petition filed by two Chinese steelmakers. These two steelmakers alleged that AK Steel and Allegheny Technologies Inc. of the United States and Novolipetsk Steel of Russia exported GOES to China at less than fair value, and that the production of GOES in the United States has been subsidized by the U.S. government. On December 9, 2009, MOFCOM issued its preliminary determination that GOES producers in the United States and Russia had been dumping in the China market and that GOES producers in the United States had received subsidies from the U.S. government. The Chinese authorities imposed provisional additional duties on future imports of GOES from Russia and/or the United States to China. On or about April 10, 2010, MOFCOM issued a final determination of dumping and subsidization against GOES producers in the United States and Russia. On September 16, 2010, the Office of the United States Trade Representative (“USTR”) filed a complaint with the World Trade Organization (the “WTO”) against China for violating the WTO’s rules by imposing antidumping and countervailing duties against imports of GOES from the United States. After conducting several rounds of hearings, on June 15, 2012, a panel (“the Panel”) composed by the WTO to decide the case issued its final decision in the case. In its decision, the Panel concluded that MOFCOM imposed antidumping and countervailing duties on imports of GOES from the United States in a manner that was inconsistent with China’s WTO obligations. On July 20, 2012, China filed an appeal of the Panel’s decision to the WTO Appellate Body. On October 18, 2012, the Appellate Body upheld the decisions of the Panel. On November 16, 2012, the WTO Dispute Settlement Body adopted the decisions of the Panel. Subsequently, a WTO Arbitrator determined that China should implement the WTO decision by July 31, 2013. In its final determination issued on July 31, 2013, MOFCOM reduced the countervailing duty rate applicable to AK Steel from 11.7 percent to 3.4 percent and determined that the antidumping duty rate applicable to AK Steel will remain at 7.8 percent, for a total of 11.2 percent. AK Steel does not believe that China has remedied the flaws that the WTO identified in MOFCOM’s material injury finding. In late February, 2014, at USTR’s request, the WTO Dispute Settlement Body announced its decision to form a panel to investigate China's failure to implement the WTO’s recommendations and rulings. AK Steel also has urged USTR to ask that WTO Dispute Settlement Body for permission to impose trade sanctions. AK Steel intends to continue to fully support the USTR in this matter.

On September 18, 2013, AK Steel, along with another domestic producer and the United Steelworkers, filed trade cases against imports of GOES from seven countries. Antidumping (“AD”) petitions were filed against China, the Czech Republic, Germany, Japan, Poland, Russia and South Korea and a countervailing duty (“CVD”) petition was filed against China charging that unfairly traded imports of GOES from those seven countries are causing material injury to the domestic industry. The United States Department of Commerce (“DOC”) initiated the cases on October 24, 2013. On November 19, 2013, the International Trade Commission (“ITC”) made a preliminary determination that there is a reasonable indication that GOES imports caused or threaten to cause material injury. On March 5, 2014, the DOC preliminarily determined that GOES imports from China benefit from subsidies by the Government of China, resulting in a preliminary CVD rate of 49.15 percent of the value of the GOES imports. As a result of its preliminary affirmative determination, DOC will instruct U.S. Customs and Border Protection to require cash deposits on imports of GOES based on the CVD preliminary rates. The DOC is expected to make preliminary determinations with regard to dumping in the second quarter of 2014, at which point the DOC may impose preliminary dumping duties. If preliminary dumping duties are imposed, covered importers would be required to pay cash deposits to the U.S. Government covering those duties beginning as of the date of the preliminary determination. Those preliminary duties would remain in effect until final determinations are issued. The entire investigation is expected to take approximately one year, with final determinations of whether there have been dumping, subsidization, and injury likely occurring in the fall of 2014.

On September 30, 2013, AK Steel filed trade cases against imports of non-oriented electrical steel (“NOES”) from six countries. AD petitions were filed against China, Germany, Japan, South Korea, Sweden and Taiwan and CVD petitions were filed against China, South Korea and Taiwan charging that unfairly traded imports of NOES from those six countries are causing material injury to the domestic industry. The DOC initiated the cases on November 7, 2013. On December 3, 2013, the ITC made a preliminary determination that there is a reasonable indication that NOES imports caused or threaten to cause material injury. On March 19, 2014, the DOC issued preliminary determinations with respect to AK Steel’s CVD petitions against China, South Korea and Taiwan. The DOC preliminarily determined that NOES imports from China benefit from subsidies by the Government of China, resulting in a preliminary CVD rate of 125.83 percent of the value of the NOES imports. With respect to South Korea, the DOC calculated a de minimis preliminary CVD rate, resulting in a preliminary negative determination for South Korea. With respect to Taiwan, the DOC preliminarily determined that certain NOES imports from Taiwan benefit from subsidies by the Government of Taiwan, resulting in (a) a preliminary CVD rate of 12.82 percent for Leicong Industrial Company, Ltd., (b) a de minimis preliminary CVD rate for China Steel Corporation and certain of its affiliates, and (c) a preliminary CVD rate of 6.41 percent for all other producers. As a result of the preliminary affirmative determinations for China and Taiwan, the DOC will instruct U.S. Customs and Border Protection to require cash deposits on imports of NOES based on these preliminary CVD rates. Because of the negative preliminary determination for South Korea, no cash deposit will be required for imports of NOES from South Korea. The DOC is expected make preliminary determinations with regard to dumping in the second quarter of 2014, at which point DOC may impose preliminary duties. If preliminary dumping duties are imposed, covered importers would be required to pay cash deposits covering the preliminary dumping duties to the U.S. Government beginning as of the date of the preliminary determination. Those preliminary duties would remain in effect until final determinations are issued. The entire investigation is expected to take approximately one year, with final determinations of whether there have been dumping, subsidization, and injury likely occurring in the fall of 2014.

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

NOTE 8 - Treasury Stock

In January 2014, the Board of Directors authorized the formal retirement of 13,311,310 shares of common stock held by AK Holding as treasury stock. The retirement had no effect on the number of shares authorized or outstanding or on total stockholders’ equity.

NOTE 9 - Share-based Compensation

AK Holding’s Stock Incentive Plan permits the granting of nonqualified stock option, restricted stock, performance share and restricted stock unit awards to Directors, officers and other employees of the Company. The following table summarizes information about share-based compensation expense, which the Company has estimated will be $8.7 for 2014:

	Three Months Ended March 31,
Share-based Compensation Expense	2014	2013
Stock options	$1.0	$0.9
Restricted stock	1.9	1.7
Restricted stock units issued to Directors	0.3	0.2
Performance shares	0.8	1.1
Total share-based compensation expense	$4.0	$3.9

The Company granted stock options on 440,000 shares during the three months ended March 31, 2014, at a weighted-average fair value of $3.54 per share of stock option. There have been no options exercised in 2014.

The Company granted restricted stock awards of 428,700 shares during the three months ended March 31, 2014, at a weighted-average fair value of $6.72 per share. The total intrinsic value of restricted stock awards that vested (i.e., restrictions lapsed) during the three months ended March 31, 2014 was $2.6.

The Company granted performance share awards of 512,400 shares during the three months ended March 31, 2014, at a weighted-average fair value of $6.40 per share.

NOTE 10 - Comprehensive Income (Loss)

The details of other comprehensive income (loss), net of tax, are as follows:

	Three Months Ended March 31,
	2014	2013
Foreign currency translation
Balance at beginning of period	$4.7	$3.5
Other comprehensive income (loss):
Foreign currency translation gain (loss)	—	(1.1)
Balance at end of period	$4.7	$2.4
Cash flow hedges
Balance at beginning of period	$18.3	$31.7
Other comprehensive income (loss):
Gains (losses) arising in period	1.9	(3.0)
Income tax expense (benefit)	—	—
Gains (losses) arising in period, net of tax	1.9	(3.0)
Reclassification of losses (gains) to net income (loss):
Hot roll carbon steel coil contracts (a)	—	(0.4)
Other commodity contracts (b)	(2.7)	(3.5)
Subtotal	(2.7)	(3.9)
Income tax (expense) benefit	—	—
Net amount of reclassification of losses (gains) to net income (loss)	(2.7)	(3.9)
Total other comprehensive income (loss), net of tax	(0.8)	(6.9)
Balance at end of period	$17.5	$24.8
Unrealized holding gains (losses) on securities
Balance at beginning of period	$0.4	$0.3
Other comprehensive income (loss):
Unrealized holding gains (losses) arising in period	—	0.1
Income tax expense (benefit)	—	—
Unrealized holding gains (losses) arising in period, net of tax	—	0.1
Balance at end of period	$0.4	$0.4
Pension and OPEB plans
Balance at beginning of period	$300.0	$(34.4)
Other comprehensive income (loss):
Gains (losses) arising in period	(5.3)	—
Income tax (expense) benefit	—	—
Gains (losses) arising in period, net of tax	(5.3)	—
Reclassification to net income (loss):
Prior service costs (credits) (c)	(17.3)	(19.1)
Actuarial (gains) losses (c)	(0.8)	7.3
Subtotal	(18.1)	(11.8)
Income tax (expense) benefit	—	—
Amount of reclassification to net income (loss), net of tax	(18.1)	(11.8)
Total other comprehensive income (loss), net of tax	(23.4)	(11.8)
Balance at end of period	$276.6	$(46.2)

(a)	Amounts are included in net sales on the Condensed Consolidated Statements of Operations.

(b)	Amounts are included in cost of products sold on the Condensed Consolidated Statements of Operations.

(c)	Amounts are included in pension and OPEB expense (income) on the Condensed Consolidated Statements of Operations.

NOTE 11 - Earnings per Share

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

	Three Months Ended March 31,
	2014	2013
Net income (loss) attributable to AK Steel Holding Corporation	$(86.1)	$(9.9)
Less: distributed earnings to common stockholders and holders of certain stock compensation awards	—	—
Undistributed earnings (loss)	$(86.1)	$(9.9)

Common stockholders earnings—basic and diluted:
Distributed earnings to common stockholders	$—	$—
Undistributed earnings (loss) to common stockholders	(85.8)	(9.8)
Common stockholders earnings (loss)—basic and diluted	$(85.8)	$(9.8)

Common shares outstanding (weighted-average shares in millions):
Common shares outstanding for basic earnings per share	136.1	135.7
Effect of exchangeable debt	—	—
Effect of dilutive stock-based compensation	—	—
Common shares outstanding for diluted earnings per share	136.1	135.7

Basic and diluted earnings per share:
Distributed earnings	$—	$—
Undistributed earnings (loss)	(0.63)	(0.07)
Basic and diluted earnings (loss) per share	$(0.63)	$(0.07)

Potentially issuable common shares (in millions) excluded from earnings per share calculation due to anti-dilutive effect	7.9	2.4

NOTE 12 - Variable Interest Entities

SunCoke Middletown

SunCoke Middletown provides the Company annually with about 550,000 tons of metallurgical-grade coke and approximately 45 megawatts of electrical power under long-term supply agreements. Under those agreements, the Company will purchase all of the coke and electrical power generated from SunCoke Middletown’s plant through at least 2031. SunCoke Middletown is deemed to be a variable interest entity because the Company has committed to purchase all of the expected production from the facility and the Company has been determined to be the primary beneficiary. Thus, the financial results of SunCoke Middletown are required to be consolidated with the results of the Company with recognition of a noncontrolling interest, even though the Company has no ownership interest in SunCoke Middletown. Included in consolidated income (loss) before taxes was income before taxes related to SunCoke Middletown of $15.0 and $16.9 for the three months ended March 31, 2014 and 2013, respectively.

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

NOTE 13 - Fair Value Measurements

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

•
Level 2 inputs are inputs, other than quoted prices, that are directly or indirectly observable for the asset or liability. Level 2 inputs include model-generated values that rely on inputs either directly observed or readily-derived from available market data sources, such as Bloomberg or other news and data vendors. They include quoted prices for similar assets or liabilities in active markets, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves observable at commonly quoted intervals or current market) and contractual prices for the underlying financial instrument, as well as other relevant economic factors. Fair values of the Company’s derivative commodity contracts and foreign currency forward contracts are generated using forward prices that are derived from observable futures prices relating to the respective commodity or currency from sources such as the New York Mercantile Exchange (NYMEX) or the London Metal Exchange (LME). In cases where the derivative is an option contract (including caps, floors and collars), the Company’s valuations reflect adjustments made to valuations generated by the derivative’s counterparty. After validating that the counterparty’s assumptions relating to implied volatilities are in line with an independent source for these implied volatilities, the Company discounts these model-generated future values with discount factors designed to reflect the credit quality of the party obligated to pay under the derivative contract. Differing discount rates are applied to different contracts as a function of differing maturities and different counterparties. As of March 31, 2014, a spread over benchmark rates of less than 1.0% was used for derivatives valued as assets and for derivatives valued as liabilities. The Company has estimated the fair value of long-term debt based upon quoted market prices for the same or similar issues or on the current interest rates available to the Company for debt of similar terms and maturities.

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	March 31, 2014			December 31, 2013
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets measured at fair value
Cash and cash equivalents	$31.1	$—	$31.1	$45.3	$—	$45.3
Other current assets:
Commodity hedge contracts	—	4.8	4.8	—	4.9	4.9
Other non-current assets:
Available for sale investments—cash and cash equivalents	11.6	—	11.6	18.6	—	18.6
Assets measured at fair value	$42.7	$4.8	$47.5	$63.9	$4.9	$68.8

Liabilities measured at fair value
Accrued liabilities:
Foreign exchange contracts	$—	$(0.1)	$(0.1)	$—	$(0.7)	$(0.7)
Commodity hedge contracts	—	(3.5)	(3.5)	—	(0.4)	(0.4)
Other non-current liabilities—commodity hedge contracts	—	(0.2)	(0.2)	—	(0.1)	(0.1)
Liabilities measured at fair value	$—	$(3.8)	$(3.8)	$—	$(1.2)	$(1.2)

Liabilities measured at other than fair value
Long-term debt, including current portions:
Fair value	$—	$(1,819.5)	$(1,819.5)	$—	$(1,659.9)	$(1,659.9)
Carrying amount	—	(1,657.8)	(1,657.8)	—	(1,507.0)	(1,507.0)

The carrying amounts of the Company’s other financial instruments do not differ materially from their estimated fair values at March 31, 2014 and December 31, 2013.

NOTE 14 - Derivative Instruments and Hedging Activities

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

The Company is exposed to fluctuations in market prices of raw materials and energy sources, as well as to the effect of market prices on the sale of certain commodity steel (hot roll carbon steel coils). The Company may use cash-settled commodity price swaps and options (including collars) to hedge the market risk associated with the purchase of certain of its raw materials and energy requirements and the sale of hot roll carbon steel coils. These derivatives are typically used with respect to a portion of the Company’s natural gas, nickel, iron ore, aluminum, zinc and electricity requirements. The Company’s hedging strategy is designed to mitigate the effect on earnings from the price volatility of these various commodity exposures. Independent of any hedging activities, price changes in any of these commodity markets could negatively affect operating costs or selling prices.

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

The Company had the following outstanding commodity price swaps and options and forward foreign exchange contracts:

Commodity	March 31, 2014	December 31, 2013
Nickel (in lbs)	643,400	763,300
Natural gas (in MMBTUs)	2,160,000	3,240,000
Zinc (in lbs)	9,000,000	12,000,000
Electricity (in MWHs)	453,800	—
Iron ore (in metric tons)	1,763,900	190,735
Hot roll carbon steel coils (in short tons)	177,900	74,147
Foreign exchange contracts (in euros)	€12,945,000	€17,730,000

The following table presents the fair value of derivative instruments in the Condensed Consolidated Balance Sheets:

Asset (liability)	March 31, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Other current assets—commodity contracts	$2.6	$2.6

Derivatives not designated as hedging instruments:
Other current assets—commodity contracts	2.2	2.3
Accrued liabilities:
Foreign exchange contracts	(0.1)	(0.7)
Commodity contracts	(3.5)	(0.4)
Other noncurrent liabilities—commodity contracts	(0.2)	(0.1)

The following table presents gains (losses) on derivative instruments included in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
Gain (loss)	2014	2013
Derivatives in cash flow hedging relationships—
Commodity contracts:
Reclassified from accumulated other comprehensive income into net sales (effective portion)	$—	$0.4
Reclassified from accumulated other comprehensive income into cost of products sold (effective portion)	2.7	3.5
Recognized in cost of products sold (ineffective portion and amount excluded from effectiveness testing)	—	5.8

Derivatives not designated as hedging instruments:
Foreign exchange contracts—recognized in other income (expense)	0.7	0.6
Commodity contracts:
Recognized in net sales	(3.6)	0.5
Recognized in cost of products sold	0.2	—

The following table lists the amount of gains (losses) before tax expected to be reclassified into cost of products sold within the next twelve months for the Company’s existing commodity contracts that qualify for hedge accounting, as well as the period of time over which the Company is hedging its exposure to the volatility in future cash flows:

Commodity Hedge	Settlement Dates	Gains (losses)
Natural gas	April 2014 to December 2014	$2.0
Zinc	April 2014 to December 2014	0.2
Electricity	June 2014 to September 2014	0.1
Iron ore	April 2014 to November 2014	(0.2)

NOTE 15 - Supplemental Cash Flow Information

The following table presents the net cash paid (received) during the period for interest, net of capitalized interest, and income taxes:

	Three Months Ended March 31,
	2014	2013
Net cash paid (received) during the period for:
Interest, net of capitalized interest	$2.6	$1.6
Income taxes	0.1	0.3

Included in net cash flows from operations was cash provided by SunCoke Middletown of $14.0 and $23.7 for the three months ended March 31, 2014 and 2013, respectively. Consolidated cash and cash equivalents at March 31, 2014 and December 31, 2013, includes $0.4 and $14.2, respectively, of cash and cash equivalents of SunCoke Middletown. There are no compensating balance arrangements or legal restrictions on the cash and cash equivalents of SunCoke Middletown, however, it is not available for the Company’s use.

The Company had non-cash capital investments during the three months ended March 31, 2014 and 2013, that had not been paid as of the end of the respective period. These amounts are included in accounts payable and accrued liabilities and have been excluded from the Condensed Consolidated Statements of Cash Flows. The Company also granted restricted stock to certain employees and restricted stock units to directors under the Stock Incentive Plan. The amounts of non-cash investing and financing activities were as follows:

	Three Months Ended March 31,
	2014	2013
Capital investments	$10.3	$6.9
Issuance of restricted stock and restricted stock units	3.1	2.3

NOTE 16 - Union Contracts

In February 2014, members of the United Steelworkers, Local 169, ratified a three-year labor agreement covering approximately 280 employees at the Mansfield Works. The new agreement expires on March 31, 2017. The existing contract had been scheduled to expire March 31, 2014.

An agreement with the International Association of Machinists and Aerospace Workers, Local 1943, which represents approximately 1,650 employees at the Middletown Works, is scheduled to expire on September 15, 2014. An agreement with the USWA, Local 1915, which represents approximately 100 employees at AK Tube in Walbridge, Ohio, is scheduled to expire on January 22, 2015. An agreement with the USWA, Local 1865, which represents approximately 820 employees at the Ashland Works, is scheduled to expire on March 1, 2015.

NOTE 17 - Supplemental Guarantor Information

AK Steel’s 8.75% Senior Secured Notes due December 2018, 7.625% Senior Notes due May 2020, 8.375% Senior Notes due April 2022 (collectively, the “Senior Notes”) and 5.00% Exchangeable Senior Notes due November 2019 (the “Exchangeable Notes”) are governed by indentures entered into by AK Holding and its 100%-owned subsidiary, AK Steel. Under the terms of the indentures, AK Holding fully and unconditionally, jointly and severally, guarantees the payment of interest, principal and premium, if any, on each of the notes comprising the Senior Notes and the Exchangeable Notes. As of March 31, 2014, AK Holding was the sole guarantor of the Senior Notes and the Exchangeable Notes. In April 2014, the Company designated two 100%-owned subsidiaries, AK Tube LLC and AK Steel Properties, Inc., as guarantor subsidiaries of the Senior Notes and the unsecured Industrial Revenue Bonds.

The presentation of the supplemental guarantor information reflects all investments in subsidiaries under the equity method of accounting. Net income (loss) of the subsidiaries accounted for under the equity method is therefore reflected in their parents’ investment accounts. The principal elimination entries eliminate investments in subsidiaries and inter-company balances and transactions. The following supplemental condensed consolidating financial statements present information about AK Holding, AK Steel and the other non-guarantor subsidiaries based on the guarantees in effect as of March 31, 2014.

Condensed Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended March 31, 2014

	AK Holding	AK Steel	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$1,315.1	$192.6	$(124.2)	$1,383.5
Cost of products sold (exclusive of items shown separately below)	—	1,303.9	148.9	(117.2)	1,335.6
Selling and administrative expenses (exclusive of items shown separately below)	1.6	58.9	10.3	(10.6)	60.2
Depreciation	—	42.5	6.2	—	48.7
Pension and OPEB expense (income)	—	(25.7)	—	—	(25.7)
Total operating costs	1.6	1,379.6	165.4	(127.8)	1,418.8
Operating profit (loss)	(1.6)	(64.5)	27.2	3.6	(35.3)
Interest expense	—	31.7	0.5	—	32.2
Other income (expense)	—	(3.8)	1.9	—	(1.9)
Income (loss) before income taxes	(1.6)	(100.0)	28.6	3.6	(69.4)
Income tax expense (benefit)	—	(4.6)	5.0	1.4	1.8
Equity in net income (loss) of subsidiaries	(84.5)	10.9	—	73.6	—
Net income (loss)	(86.1)	(84.5)	23.6	75.8	(71.2)
Less: Net income attributable to noncontrolling interests	—	—	14.9	—	14.9
Net income (loss) attributable to AK Steel Holding Corporation	(86.1)	(84.5)	8.7	75.8	(86.1)
Other comprehensive income (loss)	(24.2)	(24.2)	—	24.2	(24.2)
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$(110.3)	$(108.7)	$8.7	$100.0	$(110.3)

Condensed Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended March 31, 2013

	AK Holding	AK Steel	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$1,283.7	$216.8	$(130.7)	$1,369.8
Cost of products sold (exclusive of items shown separately below)	—	1,200.2	173.8	(121.7)	1,252.3
Selling and administrative expenses (exclusive of items shown separately below)	1.5	50.6	9.7	(10.2)	51.6
Depreciation	—	43.7	4.9	—	48.6
Pension and OPEB expense (income)	—	(15.9)	—	—	(15.9)
Total operating costs	1.5	1,278.6	188.4	(131.9)	1,336.6
Operating profit (loss)	(1.5)	5.1	28.4	1.2	33.2
Interest expense	—	30.7	0.3	—	31.0
Other income (expense)	—	(2.1)	3.9	—	1.8
Income (loss) before income taxes	(1.5)	(27.7)	32.0	1.2	4.0
Income tax expense (benefit)	—	(9.7)	6.4	0.5	(2.8)
Equity in net income (loss) of subsidiaries	(8.4)	9.6	—	(1.2)	—
Net income (loss)	(9.9)	(8.4)	25.6	(0.5)	6.8
Less: Net income attributable to noncontrolling interests	—	—	16.7	—	16.7
Net income (loss) attributable to AK Steel Holding Corporation	(9.9)	(8.4)	8.9	(0.5)	(9.9)
Other comprehensive income (loss)	(19.7)	(19.7)	(1.1)	20.8	(19.7)
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$(29.6)	$(28.1)	$7.8	$20.3	$(29.6)

Condensed Consolidated Balance Sheets
March 31, 2014

	AK Holding	AK Steel	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$15.6	$15.5	$—	$31.1
Accounts receivable, net	—	452.8	68.5	(22.4)	498.9
Inventory, net	—	625.7	69.5	(7.5)	687.7
Deferred tax assets, current	—	70.2	0.2	—	70.4
Other current assets	0.3	34.1	3.8	—	38.2
Total current assets	0.3	1,198.4	157.5	(29.9)	1,326.3
Property, plant and equipment	—	5,262.3	622.1	—	5,884.4
Accumulated depreciation	—	(3,924.2)	(115.8)	—	(4,040.0)
Property, plant and equipment, net	—	1,338.1	506.3	—	1,844.4
Other non-current assets:
Investment in Magnetation LLC	—	—	186.5	—	186.5
Investment in affiliates	(2,913.8)	1,421.5	—	1,492.3	—
Inter-company accounts	2,585.3	(3,529.6)	919.8	24.5	—
Other non-current assets	—	133.4	124.8	—	258.2
TOTAL ASSETS	$(328.2)	$561.8	$1,894.9	$1,486.9	$3,615.4
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$565.4	$52.7	$(0.7)	$617.4
Accrued liabilities	—	166.1	9.6	—	175.7
Current portion of long-term debt	—	0.6	—	—	0.6
Current portion of pension and other postretirement benefit obligations	—	72.9	0.5	—	73.4
Total current liabilities	—	805.0	62.8	(0.7)	867.1
Non-current liabilities:
Long-term debt	—	1,657.2	—	—	1,657.2
Pension and other postretirement benefit obligations	—	903.3	4.7	—	908.0
Other non-current liabilities	—	110.1	0.4	—	110.5
TOTAL LIABILITIES	—	3,475.6	67.9	(0.7)	3,542.8
Total stockholders’ equity (deficit)	(328.2)	(2,913.8)	1,426.2	1,487.6	(328.2)
Noncontrolling interests	—	—	400.8	—	400.8
TOTAL EQUITY	(328.2)	(2,913.8)	1,827.0	1,487.6	72.6
TOTAL LIABILITIES AND EQUITY	$(328.2)	$561.8	$1,894.9	$1,486.9	$3,615.4

Condensed Consolidated Balance Sheets
December 31, 2013

	AK Holding	AK Steel	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$16.8	$28.5	$—	$45.3
Accounts receivable, net	—	492.4	61.1	(28.3)	525.2
Inventory, net	—	520.0	77.7	(11.1)	586.6
Deferred tax assets, current	—	69.4	0.2	—	69.6
Other current assets	0.3	43.9	2.3	—	46.5
Total current assets	0.3	1,142.5	169.8	(39.4)	1,273.2
Property, plant and equipment	—	5,258.4	613.5	—	5,871.9
Accumulated depreciation	—	(3,881.7)	(110.1)	—	(3,991.8)
Property, plant and equipment, net	—	1,376.7	503.4	—	1,880.1
Other non-current assets:
Investment in Magnetation LLC	—	—	187.8	—	187.8
Investment in affiliates	(2,772.4)	1,393.8	—	1,378.6	—
Inter-company accounts	2,551.1	(3,479.7)	896.7	31.9	—
Other non-current assets	—	141.0	123.6	—	264.6
TOTAL ASSETS	$(221.0)	$574.3	$1,881.3	$1,371.1	$3,605.7
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$550.5	$51.9	$(0.6)	$601.8
Accrued liabilities	—	133.6	9.3	—	142.9
Current portion of long-term debt	—	0.8	—	—	0.8
Current portion of pension and other postretirement benefit obligations	—	85.4	0.5	—	85.9
Total current liabilities	—	770.3	61.7	(0.6)	831.4
Non-current liabilities:
Long-term debt	—	1,506.2	—	—	1,506.2
Pension and other postretirement benefit obligations	—	960.6	4.8	—	965.4
Other non-current liabilities	—	109.6	0.4	—	110.0
TOTAL LIABILITIES	—	3,346.7	66.9	(0.6)	3,413.0
Total stockholders’ equity (deficit)	(221.0)	(2,772.4)	1,400.7	1,371.7	(221.0)
Noncontrolling interests	—	—	413.7	—	413.7
TOTAL EQUITY	(221.0)	(2,772.4)	1,814.4	1,371.7	192.7
TOTAL LIABILITIES AND EQUITY	$(221.0)	$574.3	$1,881.3	$1,371.1	$3,605.7

Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2014

	AK Holding	AK Steel	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net cash flows from operating activities	$(1.3)	$(142.4)	$26.1	$(7.4)	$(125.0)
Cash flows from investing activities:
Capital investments	—	(7.5)	(6.3)	—	(13.8)
Other investing items, net	—	7.0	(0.2)	—	6.8
Net cash flows from investing activities	—	(0.5)	(6.5)	—	(7.0)
Cash flows from financing activities:
Net borrowings under credit facility	—	150.0	—	—	150.0
Redemption of long-term debt	—	(0.2)	—	—	(0.2)
Debt issuance costs	—	(3.3)	—	—	(3.3)
Purchase of treasury stock	(0.9)	—	—	—	(0.9)
Inter-company activity	2.2	(4.8)	(4.8)	7.4	—
SunCoke Middletown distributions to noncontrolling interest owners	—	—	(27.8)	—	(27.8)
Other financing items, net	—	—	—	—	—
Net cash flows from financing activities	1.3	141.7	(32.6)	7.4	117.8
Net increase (decrease) in cash and cash equivalents	—	(1.2)	(13.0)	—	(14.2)
Cash and equivalents, beginning of period	—	16.8	28.5	—	45.3
Cash and equivalents, end of period	$—	$15.6	$15.5	$—	$31.1

Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2013

	AK Holding	AK Steel	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net cash flows from operating activities	$(1.3)	$(29.7)	$36.3	$(12.3)	$(7.0)
Cash flows from investing activities:
Capital investments	—	(13.6)	(2.9)	—	(16.5)
Other investing items, net	—	1.6	(0.8)	—	0.8
Net cash flows from investing activities	—	(12.0)	(3.7)	—	(15.7)
Cash flows from financing activities:
Redemption of long-term debt	—	(0.2)	—	—	(0.2)
Debt issuance costs	—	(1.5)	—	—	(1.5)
Purchase of treasury stock	(0.6)	—	—	—	(0.6)
Inter-company activity	1.9	(6.0)	(8.2)	12.3	—
SunCoke Middletown distributions to noncontrolling interest owners	—	—	(9.1)	—	(9.1)
Other financing items, net	—	(1.8)	0.7	—	(1.1)
Net cash flows from financing activities	1.3	(9.5)	(16.6)	12.3	(12.5)
Net increase (decrease) in cash and cash equivalents	—	(51.2)	16.0	—	(35.2)
Cash and equivalents, beginning of period	—	203.6	23.4	—	227.0
Cash and equivalents, end of period	$—	$152.4	$39.4	$—	$191.8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(dollars in millions, except per share and per ton data or as otherwise specifically noted)

Results of Operations

The Company’s operations consist primarily of nine steelmaking and finishing plants and tubular production facilities located in Indiana, Kentucky, Ohio and Pennsylvania. The Company’s operations produce flat-rolled value-added carbon steels, including premium-quality coated, cold-rolled and hot-rolled carbon steel products, and specialty stainless and electrical steels that are sold in sheet and strip form, as well as carbon and stainless steel that is finished into welded steel tubing.  These products are sold to the automotive, infrastructure and manufacturing, and distributors and converters markets.  The Company sells its carbon products principally to domestic customers.  The Company’s electrical and stainless steel products are sold both domestically and internationally.  The Company also produces carbon and stainless steel that is finished into welded steel tubing used in the automotive, large truck, industrial and construction markets. The Company’s operations include European trading companies that buy and sell steel and steel products and other materials, AK Coal Resources, Inc. (“AK Coal”), which produces metallurgical coal from reserves in Pennsylvania, and a 49.9% equity interest in Magnetation LLC (“Magnetation”), a joint venture that produces iron ore concentrate from previously-mined ore reserves and that is expected to begin producing iron ore pellets in late third quarter or early fourth quarter of 2014.

Overview

Despite higher revenue and a higher average selling price per ton, the Company’s first quarter 2014 results compared unfavorably to the results of the same quarter in 2013. The benefits of the higher sales revenue and higher average selling price per ton were more than offset by several negative factors, including higher energy costs of approximately $30.0 related to extreme cold weather conditions in the United States during the quarter, pretax charges of approximately $18.0 for the previously disclosed unplanned outage at the Company’s Ashland Works blast furnace, planned maintenance outage costs of approximately $29.4 and a $5.8 pretax charge for the tentative settlement of certain class action antitrust claims. See Note 7 to the condensed consolidated financial statements for more information relating to this settlement.

Driven principally by these factors, the Company reported a net loss of $86.1, or $0.63 per diluted share of common stock, in the first quarter of 2014, as compared to a net loss of $9.9, or $0.07 per diluted share, in the first quarter of 2013.

Net sales in the first quarter of 2014 increased by approximately 1% compared to the first quarter of 2013. The Company’s average selling price for the first quarter of 2014 increased 3% from the first quarter of 2013 as a result of a richer product mix and increases in selling prices for spot market shipments. This benefit was partially offset by a 2% reduction in shipments primarily as a result of the effects of the unplanned outage at the Company’s Ashland Works blast furnace. It also reflects a decline in shipments of carbon steel to the spot market and of electrical steel. Those declines were partially offset by an increase in shipments to the automotive market.

In March 2014, AK Steel entered into a new $1.1 billion asset-backed revolving credit facility (“Credit Facility”) with a group of lenders. The Credit Facility, which expires in March 2019, replaced AK Steel’s prior $1.1 billion asset-backed revolving credit facility. The Credit Facility provides the Company with enhanced liquidity at a lower interest rate and greater financial and strategic flexibility.

Steel Shipments

Total shipments were 1,262,100 tons and 1,289,800 tons for the three months ended March 31, 2014 and 2013, respectively. The 2% decrease in total shipments in the first quarter of 2014 compared to the prior year was attributable principally to the effects of the unplanned outage at the Company’s Ashland Works blast furnace. It also reflects a decline in shipments of carbon steel to the spot market and in shipments of electrical steel, partially offset by higher automotive shipments.

For the three months ended March 31, 2014, value-added products comprised 89.1% of total shipments, compared to 84.5% of total shipments in the three months ended March 31, 2013. The Company continued to focus on maximizing profitability through product mix adjustments based on current and projected market demands—both domestically and internationally. The following table presents net shipments by product line:

	Three Months Ended March 31,
	2014		2013
Value-added Shipments	(tons in thousands)
Stainless/electrical	206.2	16.3%	204.4	15.8%
Coated	600.8	47.6%	577.1	44.8%
Cold-rolled	286.5	22.7%	277.4	21.5%
Tubular	30.9	2.5%	31.5	2.4%
Subtotal value-added shipments	1,124.4	89.1%	1,090.4	84.5%
Non Value-added Shipments
Hot-rolled	108.5	8.6%	172.3	13.4%
Secondary	29.2	2.3%	27.1	2.1%
Subtotal non value-added shipments	137.7	10.9%	199.4	15.5%
Total shipments	1,262.1	100.0%	1,289.8	100.0%

Sales

Net sales increased by approximately 1% compared to the first quarter of 2013, and the Company’s average selling price for the first quarter of 2014 was $1,096 per ton, a 3% increase from the Company’s average selling price of $1,062 per ton for the first quarter of 2013. Year-over-year, the Company continued to experience improved demand for steel sold to the automotive market. Compared to the prior year, North American light vehicle production continued to improve and the Company’s total sales and shipments to that market also increased. In addition, housing starts in the United States showed continued improvement compared to the prior year.

Net sales to customers outside the United States for the three months ended March 31, 2014 totaled $165.8, compared to $186.6 for the three months ended March 31, 2013. This decline was primarily the result of continued weak global economic conditions and excess capacity, which have primarily affected the Company’s international sales of electrical steel.

Cost of Products Sold

The extreme cold weather conditions in the United States during the first quarter of 2014 caused severe spikes in energy costs. As a result, the Company’s costs for natural gas and electricity were approximately $30.0 higher than they were for the first quarter of 2013. In addition, the Company also experienced higher iron ore and carbon scrap costs in the first quarter of 2014 compared to the first quarter of 2013.

As previously disclosed, in late February the Company’s Ashland Works blast furnace experienced an incident that resulted in a temporary unplanned outage of that furnace. The Company immediately began repairs and the blast furnace resumed operations in early March. The Company incurred $18.0 in costs during the first quarter of 2014 as a result of this unplanned outage.

In addition, the Company incurred $29.4 for planned maintenance outage costs during the first quarter of 2014, compared to $1.0 in the year-ago first quarter. The higher planned maintenance outage costs in the first quarter of 2014 include the acceleration of the majority of a previously disclosed planned maintenance outage at Ashland Works that had been originally scheduled for the second quarter of 2014. That planned maintenance outage was accelerated in part to address issues resulting from the unplanned outage that occurred earlier in the first quarter. The Company does not have any significant outages planned for the remainder of 2014. The 2014 first quarter results also included a LIFO credit of $1.5, compared to a LIFO credit of $6.0 in the first quarter of 2013.

Selling and Administrative Expenses

Selling and administrative expenses for the three months ended March 31, 2014 were $60.2, compared to $51.6 for the three months ended March 31, 2013. A majority of the increase related to a charge of $5.8 for a tentative settlement of certain class action antitrust claims, as discussed in Note 7 to the condensed consolidated financial statements.

Depreciation

Depreciation expense for the three months ended March 31, 2014 was $48.7, compared to $48.6 for the corresponding period in 2013.

Pension and Other Postretirement Employee Benefit (“OPEB”) Expense (Income)

The Company recorded pension and OPEB income of $25.7 for the three months ended March 31, 2014, compared to $15.9 for the corresponding period in 2013. The increase in income for the three months ended March 31, 2014 compared to the prior year was largely a result of an increase in the expected return on a greater amount of plan assets and amortization of unrealized gains.

Operating Profit (Loss)

The Company reported an operating loss of $35.3 in the three months ended March 31, 2014, compared to operating income of $33.2 in the three months ended March 31, 2013. For the three months ended March 31, 2014, the Company experienced year-over-year increases in costs for energy, iron ore and carbon scrap compared to the same period in 2013. Further, for the three months ended March 31, 2014, the Company experienced unplanned outage costs of $18.0 and higher planned maintenance outage costs than the prior year period. Included in operating profit (loss) was operating profit related to SunCoke Middletown of $15.0 for the three months ended March 31, 2014, compared to $16.9 for the corresponding period in 2013.

Interest Expense

Interest expense for the three months ended March 31, 2014 was $32.2, compared to $31.0 for the same period in 2013. The increase over 2013 was primarily related to higher balances outstanding under the Credit Facility.

Other Income (Expense)

Other income (expense) was $(1.9) for the three months ended March 31, 2014, compared to other income (expense) of $1.8 for the three months ended March 31, 2013. Other income (expense) is primarily related to foreign exchange gains and losses and the Company’s share of income (loss) related to Magnetation. Included in other income (expense) was the Company’s share of income (loss) related to Magnetation of $(1.3) for the three months ended March 31, 2014, and $2.3 for the corresponding period in 2013. The decrease in the Company’s share of income from Magnetation from the prior year period was due primarily to uncapitalized interest expense incurred on debt raised for the purpose of constructing Magnetation’s pellet plant and additional iron ore concentrate capacity and to lower sales volumes of concentrate.

Income Taxes

Income taxes recorded through March 31, 2014, were estimated using the discrete method, which was based on the actual year-to-date pre-tax loss through March 31, 2014, as well as the related change in the valuation allowance on deferred tax assets. The Company was unable to estimate pre-tax income for the remainder of 2014 with sufficient precision for purposes of the effective tax rate method, which requires consideration of a projection of full-year income and the expected change in the valuation allowance. The estimated annual effective tax rate method is not reliable due to its sensitivity to small changes to forecasted annual pre-tax earnings and the effect of the Company’s valuation allowance, which create results with significant variations in the customary relationship between income tax expense and pre-tax income for the interim periods. As a result, the Company determined that the use of the discrete method is more appropriate than the annual effective tax rate method. The Company has estimated the change in valuation allowances required based on the year-to-date pre-tax loss and the change in value of the identified tax-planning strategy, which is determined based on year-to-date LIFO income. Income tax expense (benefit) for the three months ended March 31, 2014 and 2013, includes a non-cash charge of $31.7 and $1.1, respectively, for the change in the valuation allowance on the Company’s deferred tax assets, which offsets the income tax benefit related to the Company’s pre-tax loss.

Net Income (Loss)

As a result of the various factors and conditions described above, the Company reported a net loss attributable to AK Holding in the three months ended March 31, 2014, of $86.1, or $0.63 per diluted share, compared to a net loss of $9.9, or $0.07 per diluted share, in the three months ended March 31, 2013.

Adjusted EBITDA

Adjusted EBITDA (as defined below under Non-GAAP Financial Measures) was a loss of $2.8, or $2 per ton, for the first quarter of 2014, compared to adjusted EBITDA of $66.8, or $52 per ton, for the first quarter of 2013. This decline was the result of the various factors and conditions described above.

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

	Three Months Ended
	March 31,
	2014	2013
Net income (loss) attributable to AK Holding	$(86.1)	$(9.9)
Net income attributable to noncontrolling interests	14.9	16.7
Income tax expense (benefit)	1.8	(2.8)
Interest expense	32.2	31.0
Interest income	—	(0.7)
Depreciation	48.7	48.6
Amortization	4.2	4.1
EBITDA	15.7	87.0
Less: EBITDA of noncontrolling interests (a)	18.5	20.2
Adjusted EBITDA	$(2.8)	$66.8

(a)	The reconciliation of EBITDA of noncontrolling interests to net income attributable to noncontrolling interests is as follows:

	Three Months Ended
	March 31,
	2014	2013
Net income attributable to noncontrolling interests	$14.9	$16.7
Depreciation	3.6	3.5
EBITDA of noncontrolling interests	$18.5	$20.2

Outlook

Consistent with its current practice, AK Steel expects to provide detailed guidance for the Company’s second quarter results in June. However, in advance of that guidance, the Company notes that it expects a substantially improved second quarter of 2014 compared to the first quarter of 2014. The outlook for the second quarter is improved as a result of a variety of factors, including an expected decline in energy costs from the high costs incurred during the extreme cold weather conditions in the first quarter, the anticipated absence of any major planned or unplanned outages, and the expected lack of any significant litigation charges in the second quarter. These benefits in the second quarter compared to the first quarter will be partially offset by the ongoing effects of the extreme cold weather conditions. Those weather conditions resulted in an extraordinarily high level of ice coverage on the Great Lakes, which has delayed the start of the 2014 shipping season for Canadian iron ore. As a result, the Company expects to experience higher transportation costs for iron ore pellets in the second quarter and, at least early in the quarter, has reduced the production rate at its blast furnaces to match production levels to the available supply of iron ore. While the Company has been working to get the iron ore it needs, iron ore supplies will continue to be a concern until the ice on the Great Lakes thaws sufficiently to allow normal iron ore shipping and the shipping companies are able to catch up on their scheduled deliveries.

Liquidity and Capital Resources

In March 2014, AK Steel entered into its new $1.1 billion Credit Facility with a group of lenders. The Credit Facility, which expires in March 2019, replaced AK Steel’s prior $1.1 billion asset-backed revolving credit facility (the “Replaced Credit Facility”), which was set to expire in April 2016, and is secured by the same classes of assets as the Replaced Credit Facility. The Credit Facility contains common restrictions similar to the Replaced Credit Facility, including limitations on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliate transactions. Availability is calculated as the lesser of the Credit Facility commitments or the Company’s eligible collateral after advance rates, less outstanding revolver borrowings and letters of credit. The Company’s obligations under the Credit Facility are secured by its inventory and accounts receivable, and availability under the Credit Facility fluctuates monthly based on the varying levels of eligible collateral. The Credit Facility provides the Company with enhanced liquidity and greater financial and strategic flexibility. The Credit Facility includes a separate “first-in, last-out”, or “FILO” tranche, which allows the Company to maximize its eligible collateral at higher advance rates. The Credit Facility requires maintenance of a minimum fixed charge coverage ratio of one to one if availability under the Credit Facility is less than $110.0. The Company intends to use the Credit Facility for working capital and general corporate purposes and does not expect the Credit Facility’s restrictions to affect or limit its ability to conduct its business in the ordinary course. At March 31, 2014, AK Holding was the sole guarantor of the Credit Facility. At March 31, 2014, the Company’s eligible collateral, after application of applicable advance rates, was $1,064.5. As of March 31, 2014, there were outstanding Credit Facility borrowings of $240.0. Availability as of March 31, 2014 was further reduced by $67.5 of outstanding letters of credit, resulting in remaining availability of $757.0. During the three-month period ended March 31, 2014, utilization of the Replaced Credit Facility and the Credit Facility ranged from $90.0 to $285.0, with outstanding borrowings averaging $222.2 per day. In April 2014, in order to provide additional collateral to the borrowing base and increase the Company’s availability under the Credit Facility, thereby enhancing its liquidity, the Company added AK Tube LLC and AK Steel Properties, Inc., both 100%-owned subsidiaries, as guarantors under the Credit Facility. The additional eligible collateral is expected to provide additional availability under the Credit Facility of approximately $30.0 in the second quarter of 2014.

Cash used by operations totaled $125.0 for the three months ended March 31, 2014. This total included cash generated by SunCoke Middletown of $14.0, which can only be used by SunCoke Middletown for its operations or distributed to SunCoke. Primary uses of cash were $41.3 for pension contributions, $18.6 for OPEB payments (net of Medicare subsidy reimbursements), an increase in working capital of $14.1, with the remainder used to fund normal business activities. The increase in working capital primarily was the result of seasonal fluctuations. An increase in accounts payable due to higher inventory levels partially offset this use of cash.

The Company believes that its current sources of liquidity will be adequate to meet its obligations for the foreseeable future. Future liquidity requirements for employee benefit plan contributions, scheduled debt maturities, debt redemptions and capital investments are expected to be funded by internally-generated cash and other financing sources. To the extent, if at all, that the Company would need to fund any of its working capital or planned capital investments other than through internally-generated cash, the Company has available its Credit Facility. The Company also could seek to access the capital markets if and when it perceives conditions are favorable.  The Company has no significant scheduled debt maturities until December 2018, when its $380.0 of Senior Secured Notes are due. In addition, the Company’s Credit Facility expires in March 2019 and any amounts outstanding under it at that time would need to be repaid or refinanced. The Company’s forward-looking statements on liquidity are based on currently available information and expectations and, to the extent the information or expectations are inaccurate or conditions deteriorate, there could be a material adverse effect on the Company’s liquidity.

Pension- and Retiree Healthcare Benefit-related Matters

The Company expects to contribute $196.5 to the master pension trust during 2014.  Of this total, $41.3 was made in the three months ended March 31, 2014 and $71.1 was made in April 2014, leaving $84.1 to be made during the third quarter of 2014. Based on current actuarial assumptions, the Company estimates that its required annual pension contributions will be approximately $100.0 in 2015 and $50.0 in 2016. This is a cumulative reduction of approximately $30.0 compared to previously disclosed estimates of pension contributions for the three-year period of 2014 through 2016. These estimates are subject to changes in assumptions, primarily related to future investment performance of the pension funds, actuarial data relating to plan participants and the interest rate used to discount benefits to their present value.

Investing and Financing Activities

During the three months ended March 31, 2014, net cash used by investing activities totaled $7.0, primarily for capital investments of $13.8.

The Company anticipates 2014 capital and strategic investments of approximately $160.0. This includes a $100.0 capital contribution to Magnetation that is AK Steel’s final required capital contribution, as discussed in the Strategic Investments—Magnetation section. The Company expects to fund these investments from cash generated from operations and from borrowings under its Credit Facility.

During the three months ended March 31, 2014, cash generated by financing activities totaled $117.8. This consisted primarily of credit facility borrowings of $150.0, partially offset by distributions from SunCoke Middletown to its noncontrolling interest owners of $27.8.

Dividends

The Company’s Credit Facility contains certain restrictive covenants with respect to the Company’s payment of dividends. Under these covenants, dividends are permitted provided (i) availability under the Credit Facility exceeds $247.5 or (ii) availability exceeds $192.5 and the Company meets a fixed charge coverage ratio of one to one as of the most recently ended fiscal quarter. If the Company cannot meet either of these thresholds, dividends would be limited to $12.0 annually. At March 31, 2014, the availability under the Credit Facility significantly exceeded $247.5. Accordingly, although the Company has elected to suspend its dividend program, there currently are no covenants that would restrict the Company’s ability to declare and pay a dividend to its stockholders.

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

The Credit Facility contains restrictions, including limitations on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliate transactions. In addition, the Credit Facility requires maintenance of a minimum fixed charge coverage ratio of one to one if availability under the Credit Facility is less than $110.0 as of the most recently ended fiscal quarter. The Company does not expect any of these restrictions to affect or limit its ability to conduct its business in the ordinary course.

During the period, the Company was in compliance with all the terms and conditions of its debt agreements.

Strategic Investments

Magnetation

The Magnetation joint venture utilizes advanced magnetic separation technology to recover iron ore from existing stockpiles of previously-mined material, such as tailings basins, and avoid the necessity of traditional expensive extraction methods. Magnetation controls substantial volumes of these existing stockpiles, as well as other resources with significant amounts of iron content that could allow it to eventually recover iron ore from traditional mining operations. However, traditional mining operations are not currently anticipated to be necessary for the foreseeable future, depending upon factors such as the recovery yield of Magnetation’s concentrate plants and future acquisitions of additional tailings basins and other iron-bearing resources. Magnetation loads iron ore concentrate onto railcars at its own loadout facility, which enables it to ship its iron ore concentrate in a controlled and cost-effective manner. These concentrate operations effectively provide AK Steel with a limited hedge to the global price of iron ore, as the Company recognizes its share of net income from the joint venture’s sale of its iron ore concentrate to third parties at pricing based on iron ore market prices. If the global price of iron ore increases, AK Steel will benefit from the higher Magnetation net income caused by that price increase, thereby partially offsetting AK Steel’s own higher raw material costs resulting from the higher iron ore prices. Even absent future iron ore price increases, Magnetation’s ability to produce iron ore concentrate at a relatively low cost is expected to permit it to generate net income on sales.

Magnetation currently operates two iron ore concentrate plants located in Minnesota, which together are able to produce a total of approximately 1.5 million short tons of iron ore concentrate annually. Magnetation is constructing an iron ore pelletizing plant in Reynolds, Indiana with expected annual capacity of approximately 3.3 million short tons. The pellet plant is currently expected to commence operations in late third quarter or early fourth quarter of 2014. This estimate is subject to change, however, because the timing will be driven by a number of variables, such as maintaining construction deadlines and timely deliveries of key equipment. The pellet plant will be fed by Magnetation’s concentrate plants. When the pellet plant is fully operational, the Company expects the pellet production from Magnetation eventually will satisfy about 50% of AK Steel’s current iron ore pellet requirements, at a net cost to AK Steel substantially below the current global market price. Through an offtake agreement, AK Steel will have the right to purchase all of the pellets produced by the pellet plant and an obligation to purchase a portion of those pellets. In addition to the direct financial benefits of purchasing pellets at a lower net cost, AK Steel also expects that its sourcing of pellets from the Magnetation pellet plant will provide AK Steel with significant working capital advantages and transportation cost savings for the foreseeable future.

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

The Company estimates that Magnetation’s capital investment required to construct the pellet plant and additional iron ore concentrate capacity to support its operations will total approximately $515.0. Of this total, the pellet plant is expected to require approximately $360.0, with the additional concentrate capacity requiring the remaining estimated $155.0. Factors that may affect the cost of the pellet plant include, among other things, costs incurred to accelerate the construction of the facility, such as premiums for rush delivery of equipment and greater overtime by construction contractors. In addition, Magnetation is in the planning and engineering stages with respect to the additional concentrate capacity and, as such, the currently estimated cost of the facility is subject to change. Other companies’ investment costs for a pellet plant facility and related operations have in some cases been substantially higher than those expected for the Magnetation pellet plant and related operations. The lower costs expected for the Magnetation plants are due chiefly to the proprietary process used by Magnetation’s concentrate plants to produce refined feedstock for its pellet plant at a low capital intensity compared to traditional, expensive mining methods. The innovative process utilized by Magnetation’s concentrate plants enable it to avoid some of the other processes (and forego the related capital costs) that a traditional integrated mining and pellet plant facility typically requires, such as stripping, drilling, blasting, primary crushing, secondary crushing, tertiary crushing and primary grinding. As such, AK Steel anticipates that Magnetation’s capital costs to construct its pellet plant and related facilities will be substantially lower than the costs of constructing a traditional end-to-end iron ore mining, crushing, grinding, concentrating and pelletizing facility.

AK Steel has remaining a $100.0 capital commitment to Magnetation, which is the Company’s final required capital contribution. AK Steel expects to contribute the remaining $100.0 in 2014, prior to the commencement of operations at the pellet plant.

AK Coal

AK Coal, a wholly-owned subsidiary of AK Steel, produces low-volatile metallurgical coal from significant owned or leased reserves in Pennsylvania. AK Coal began mining activities at its North Fork mine in 2013 and began shipping coal to coking facilities for use in AK Steel’s blast furnaces. AK Steel currently estimates that AK Coal will continue to ramp up during 2014, and deliver clean coal from its own mine and local third-party producers at an annualized rate of approximately 500,000 tons in 2015, although that may vary depending on market conditions for coal. AK Steel continues to anticipate that its investment in AK Coal will total approximately $96.0. Of this total, the Company has expended $72.2 through March 2014, of which $8.7 was incurred in the first quarter of 2014. Although the Company believes that AK Coal will produce coal at a comparatively low cost over the long-term, the Company has currently elected to defer some of its planned capital investment and delay opening additional mines in light of current and anticipated near-term coal prices. AK Coal will continue to develop and refine its mine development plan, which will provide a long-term planned approach to mining coal in the area, and maintain its efforts to secure the environmental permits required for the operations contemplated in the mine plan. In so doing, AK Coal will be prepared to expand mining operations and increase production in a relatively short time period in the event that metallurgical coal prices rise to a level at which such increased production would be advantageous to the Company in lowering the cost of its future coal purchases.

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

The Company cautions readers that such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management, including supply chain disruptions or poor quality of raw materials, including potential adverse effects on operations from raw material shortages due to recent extreme winter weather conditions; reduced selling prices, shipments and profits associated with a highly competitive industry with excess capacity; changes in the cost of raw materials and energy; the Company’s significant amount of debt and other obligations; severe financial hardship or bankruptcy of one or more of the Company’s major customers; reduced demand in key product markets due to competition from alternatives to steel or other factors; increased global steel production and imports; excess inventory of raw materials; production disruption or reduced production levels; the Company’s healthcare and pension obligations; not timely reaching new labor agreements; major litigation, arbitrations, environmental issues and other contingencies; regulatory compliance and changes; climate change and greenhouse gas emission limitations; financial, credit, capital and banking markets; the Company’s use of derivative contracts to hedge commodity pricing volatility; the value of the Company’s net deferred tax assets; inability to fully realize benefits of long-term cost savings and margin enhancement initiatives; lower quantities, quality or yield of estimated coal reserves of AK Coal; increased governmental regulation of mining activities; inability to hire or retain skilled labor and experienced manufacturing and mining managers; and IT security threats and sophisticated cybercrime; as well as those risks and uncertainties discussed in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as updated in subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with or furnished to the Securities and Exchange Commission.

Any forward-looking statement made by the Company in this document speaks only as of the date on which it is made. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company’s primary areas of market risk include changes in (a) interest rates, (b) the prices of raw materials and energy sources and (c) foreign currency exchange rates. The Company manages interest rate risk by issuing variable- and fixed-rate debt, and had total long-term indebtedness (excluding unamortized debt discount and premium) of $1,689.9 and $1,540.1 at March 31, 2014 and December 31, 2013, respectively. The amount at March 31, 2014, consisted of $1,423.9 of fixed-rate debt, $26.0 of variable-rate Industrial Revenue Bonds and $240.0 of borrowings under its Credit Facility that bears interest at variable interest rates. An increase in prevailing interest rates would increase interest expense and interest paid for the variable-rate debt, including any outstanding borrowings under the Credit Facility. For example, a 1% increase in interest rates would result in an increase in annual interest expense of approximately $2.7 on the Company’s outstanding debt at March 31, 2014.

With regard to raw materials and energy sources, the cost of iron ore, in particular, and the cost of scrap have been volatile over the course of the last several years. In addition, electricity and natural gas prices have been highly volatile at times. To address such cost volatility, where competitively possible, the Company attempts to increase the price of steel it sells to the spot market and to negotiate a variable-pricing mechanism with its contract customers that allows the Company to adjust selling prices in response to changes in the cost of certain raw materials and energy. In addition, in the case of stainless steel, increased costs for nickel, chrome and molybdenum can usually be recovered through established price surcharges. Therefore, fluctuations in the price of energy (particularly natural gas and electricity), raw materials (such as scrap, purchased slabs, coal, iron ore, zinc and nickel) or other commodities will be, in part, passed on to the Company’s customers rather than absorbed solely by the Company.

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

For derivatives designated in cash flow hedging relationships, the effective portion of the gains and losses from the use of these instruments for natural gas, electricity, iron ore, zinc and hot roll carbon steel coils are recorded in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets and recognized into net sales or cost of products sold in the same period as the earnings recognition of the associated underlying transaction. At March 31, 2014, accumulated other comprehensive income (loss) included $17.5 in unrealized after-tax gains for these derivative instruments. All other commodity price swaps and options are marked to market and recognized into net sales or cost of products sold with the offset recognized as an asset or accrued liability. At March 31, 2014, other current assets of $4.8, accrued liabilities of $3.5 and other noncurrent liabilities of $0.2 were included on the Consolidated Balance Sheets for the fair value of commodity derivatives. At December 31, 2013, other current assets of $4.9 and accrued liabilities of $0.4 were included on the Consolidated Balance Sheets for the fair value of commodity derivatives.

The following table presents the negative effect on pre-tax income of a hypothetical change in the fair value of derivative instruments outstanding at March 31, 2014, due to an assumed 10% and 25% decrease in the market price of each of the indicated commodities.

	Negative (Positive) Effect on Pre-tax Income
Commodity Derivative	10% Decrease	25% Decrease
Natural gas	$0.8	$2.0
Nickel	0.5	1.2
Zinc	0.8	2.0
Electricity	1.8	4.5
Iron ore	19.8	49.6
Hot roll carbon steel coils	(11.4)	(28.4)

Because these instruments are structured and used as hedges, these hypothetical losses (gains) would be offset by lower prices paid for the physical commodity used in the normal production cycle or lower prices received from the sale of hot roll coils. The Company does not enter into swap or option contracts for trading purposes.

The Company also is subject to risks of exchange rate fluctuations on a portion of intercompany receivables that are denominated in foreign currencies. The Company uses forward currency contracts to manage exposures to certain of these currency price fluctuations. At March 31, 2014 and December 31, 2013, the Company had outstanding forward currency contracts with a total contract value of $17.8 and $24.4, respectively, for the sale of euros. At March 31, 2014 and December 31, 2013, accrued liabilities of $0.1 and $0.7 were included on the Consolidated Balance Sheets for the fair value of these contracts. Based on the contracts outstanding at March 31, 2014, a 10% change in the dollar to euro exchange rate would result in an approximate $1.8 pretax effect on the value of these contracts on a mark-to-market basis, which would offset the effect of a change in the exchange rate on the underlying receivable.

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

Item 1A. Risk Factors.

The Company cautions readers that its business activities involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management. The Company described the principal risk factors that could impact its results in its Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities in the quarter ended March 31, 2014.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
January 2014	126,345	$6.78	—
February 2014	—	—	—
March 2014	5,553	6.83	—
Total	131,898	6.78	—	$125.6

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

Item 5. Other Information.

On April 29, 2014, AK Steel and AK Tube LLC (“AK Tube”), a 100%-owned subsidiary of the Company, entered into a Joinder of Amended and Restated Loan and Security Agreement (the “Joinder Agreement”), pursuant to which the Company added AK Tube and another 100%-owned subsidiary, AK Steel Properties, Inc. (“AK Properties”), as guarantors under the Credit Facility. The Company designated AK Tube as a “borrowing base guarantor” (as defined in the Credit Facility), pursuant to which AK Tube’s inventory and accounts receivable were included as additional security under the Credit Facility, increasing the amount of eligible collateral and providing the Company with higher total availability and enhanced liquidity.

Upon becoming subsidiary guarantors of the Credit Facility, AK Tube and AK Properties also became obligated under the agreements governing some of the Company’s senior debt to guarantee and undertake additional obligations with respect to such senior debt. As such, also on April 29, 2014, the following agreements were effected, under which AK Tube and AK Properties became guarantor subsidiaries of the respective senior debt: (i) a Fourth Supplemental Indenture among AK Holding, AK Steel, AK Tube, AK Properties and U.S. Bank, National Association (“U.S. Bank”), as trustee (the “Senior Notes Supplemental Indenture”), with respect to AK Steel’s 7.625% Senior Notes due May 2020 and 8.375% Senior Notes due April 2022; (ii) a First Supplemental Indenture among AK Steel, AK Tube, AK Properties and U.S. Bank, as trustee and collateral agent (the “Secured Notes Supplemental Indenture”, and collectively with the Senior Notes Supplemental Indenture, the “Supplemental Indentures”), with respect to AK Steel’s 8.75% Senior Secured Notes due December 2018 (“Secured Notes”); and (iii) Guaranty Agreements among AK Tube, AK Properties and Wells Fargo Bank, National Association (“Wells Fargo”), as trustee, with respect to the Ohio Air Quality Development Authority Revenue Refunding Bonds, Series 2012-A, the City of Rockport, Indiana Revenue Refunding Bonds, Series 2012-A, and the Butler County Industrial Development Authority Revenue Refunding Bonds, Series 2012-A (collectively, the “IRB Guaranty Agreements”). In addition, on April 29, 2014, in connection with becoming guarantor subsidiaries under the Secured Notes Supplemental Indenture, AK Tube and AK Properties agreed to place liens on their respective real property, plant and equipment, pursuant to a Security Agreement Supplement among AK Steel, AK Tube, AK Properties and U.S. Bank, as collateral agent (the “Security Agreement Amendment”), and also entered into a Supplement to Collateral Trust Agreement (collectively with the Security Agreement Amendment, the “Amended Security Documents”), with respect to the Secured Notes.

The foregoing description does not constitute a complete summary and is qualified by reference in its entirety to the full text of the Joinder Agreement, the Supplemental Indentures, the IRB Guarantee Agreements and the Amended Security Documents, copies of which are filed as exhibits to this Quarterly Report on Form 10-Q.

Item 6. Exhibits.

Exhibit Number	Description
4.1
First Supplemental Indenture dated as of April 29, 2014 among AK Steel Corporation, AK Tube LLC and AK Steel Properties, Inc., as subsidiary guarantors, U.S. Bank National Association, as trustee, and U.S. Bank National Association, as collateral agent

4.2
Fourth Supplemental Indenture dated as of April 29, 2014 among AK Steel Corporation, AK Steel Holding Corporation, as parent guarantor, AK Tube LLC and AK Steel Properties, Inc., as subsidiary guarantors, and U.S. Bank National Association, as trustee

10.1
Amended and Restated Loan and Security Agreement, dated as of March 17, 2014, among AK Steel, as Borrower, and certain financial institutions as the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on March 18, 2014).

10.2
Form of Executive Officer Change of Control Agreement (incorporated herein by reference to Exhibit 10.1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on March 26, 2014).

10.3
Form of Executive Officer Severance Agreement (incorporated herein by reference to Exhibit 10.2 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on March 26, 2014).

10.4	Joinder to Amended and Restated Loan and Security Agreement dated as of April 29, 2014, among AK Steel Corporation, AK Tube LLC and Bank of America, N.A., as agent for the Lenders
10.5	Security Agreement Supplement dated as of April 29, 2014, among AK Steel Corporation, AK Tube LLC, AK Steel Properties, Inc. and U.S. Bank National Association, as trustee and collateral agent
10.6
Supplement to Collateral Trust Agreement dated as of April 29, 2014, among AK Steel Corporation, AK Tube LLC, AK Steel Properties, Inc. and U.S. Bank National Association, as trustee and collateral agent

10.7
Guaranty Agreement dated as of April 29, 2014, by AK Tube LLC and AK Steel Properties, Inc. to Wells Fargo Bank, National Association, as trustee, pertaining to the Ohio Air Quality Development Authority - $36,000,000 Revenue Refunding Bonds, Series 2012-A

10.8
Guaranty Agreement dated as of April 29, 2014, by AK Tube LLC and AK Steel Properties, Inc. to Wells Fargo Bank, National Association, as trustee, pertaining to City of Rockport, Indiana - $30,000,000 Revenue Refunding Bonds, Series 2012-A

10.9
Guaranty Agreement dated as of April 29, 2014, by AK Tube LLC and AK Steel Properties, Inc. to Wells Fargo Bank, National Association, as trustee, pertaining to Butler County Industrial Development Authority - $7,300,000 Revenue Refunding Bonds, Series 2012-A

10.10	Executive Retirement Income Plan adopted March 20, 2014
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
95.1	Mine Safety Disclosure Exhibit
101
Financial statements from the Quarterly Report on Form 10-Q of AK Steel Holding Corporation for the quarter ended March 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity (Deficit) and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AK STEEL HOLDING CORPORATION
(Registrant)

Dated:	May 2, 2014	/s/ ROGER K. NEWPORT
Roger K. Newport
Vice President, Finance and Chief Financial Officer

Dated:	May 2, 2014	/s/ GREGORY A. HOFFBAUER
Gregory A. Hoffbauer
Controller and Chief Accounting Officer