Form 10-Q
period 2014-06-30
AK STEEL HOLDING CORP
filed 2014-08-01
CIK 918160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

or

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

There were 136,798,302 shares of common stock outstanding as of July 30, 2014.

AK STEEL HOLDING CORPORATION

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2014	2013	2014	2013

Net sales	$1,530.8	$1,404.5	$2,914.3	$2,774.3

Cost of products sold (exclusive of items shown separately below)	1,416.9	1,309.2	2,752.5	2,561.5
Selling and administrative expenses (exclusive of items shown separately below)	53.9	50.2	114.1	101.8
Depreciation	48.5	47.9	97.2	96.5
Pension and OPEB expense (income)	(25.0)	(16.5)	(50.7)	(32.4)

Total operating costs	1,494.3	1,390.8	2,913.1	2,727.4

Operating profit	36.5	13.7	1.2	46.9

Interest expense	33.2	32.0	65.4	63.0
Other income (expense)	(3.0)	2.5	(4.9)	4.3

Income (loss) before income taxes	0.3	(15.8)	(69.1)	(11.8)

Income tax expense	1.8	9.7	3.6	6.9

Net income (loss)	(1.5)	(25.5)	(72.7)	(18.7)
Less: Net income attributable to noncontrolling interests	15.6	14.9	30.5	31.6

Net income (loss) attributable to AK Steel Holding Corporation	$(17.1)	$(40.4)	$(103.2)	$(50.3)

Basic and diluted earnings per share:
Net income (loss) attributable to AK Steel Holding Corporation common stockholders	$(0.13)	$(0.30)	$(0.76)	$(0.37)

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2014	2013	2014	2013
Net income (loss)	$(1.5)	$(25.5)	$(72.7)	$(18.7)
Other comprehensive income (loss), before tax:
Foreign currency translation gain (loss)	(0.1)	0.4	(0.1)	(0.7)
Cash flow hedges:
Gains (losses) arising in period	(8.8)	(6.7)	(6.9)	(9.7)
Reclassification of losses (gains) to net income (loss)	(1.3)	(10.7)	(4.0)	(14.6)
Unrealized holding gains (losses) on securities:
Unrealized holding gains (losses) arising in period	—	0.1	—	0.2
Pension and OPEB plans:
Gains (losses) arising in period	—	—	(5.3)	—
Reclassification of prior service cost (credits) included in net income (loss)	(17.2)	(19.1)	(34.5)	(38.2)
Reclassification of losses (gains) included in net income (loss)	0.2	7.1	(0.6)	14.4
Other comprehensive income (loss), before tax	(27.2)	(28.9)	(51.4)	(48.6)
Income tax expense related to items of comprehensive income (loss)	—	—	—	—
Other comprehensive income (loss)	(27.2)	(28.9)	(51.4)	(48.6)
Comprehensive income (loss)	(28.7)	(54.4)	(124.1)	(67.3)
Less: Comprehensive income attributable to noncontrolling interests	15.6	14.9	30.5	31.6
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$(44.3)	$(69.3)	$(154.6)	$(98.9)

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share data)

(unaudited)	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$54.8	$45.3
Accounts receivable, net	596.2	525.2
Inventory, net	738.3	586.6
Deferred tax assets, current	63.9	69.6
Other current assets	52.8	46.5
Total current assets	1,506.0	1,273.2
Property, plant and equipment	5,893.6	5,871.9
Accumulated depreciation	(4,088.3)	(3,991.8)
Property, plant and equipment, net	1,805.3	1,880.1
Other non-current assets:
Investment in Magnetation LLC	229.0	187.8
Other non-current assets	266.3	264.6
TOTAL ASSETS	$3,806.6	$3,605.7
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$642.4	$601.8
Accrued liabilities	170.2	142.9
Current portion of long-term debt	0.4	0.8
Current portion of pension and other postretirement benefit obligations	69.5	85.9
Total current liabilities	882.5	831.4
Non-current liabilities:
Long-term debt	1,948.2	1,506.2
Pension and other postretirement benefit obligations	816.3	965.4
Other non-current liabilities	115.3	110.0
TOTAL LIABILITIES	3,762.3	3,413.0
Equity:
Common stock, authorized 300,000,000 shares of $0.01 par value each; issued 136,936,413 and 149,691,388 shares in 2014 and 2013; outstanding 136,793,421 and 136,380,078 shares in 2014 and 2013	1.4	1.5
Additional paid-in capital	1,910.9	2,079.2
Treasury stock, common shares at cost, 142,992 and 13,311,310 shares in 2014 and 2013	(1.0)	(174.0)
Accumulated deficit	(2,554.3)	(2,451.1)
Accumulated other comprehensive income	272.0	323.4
Total stockholders’ equity (deficit)	(371.0)	(221.0)
Noncontrolling interests	415.3	413.7
TOTAL EQUITY	44.3	192.7
TOTAL LIABILITIES AND EQUITY	$3,806.6	$3,605.7

The Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, include the following amounts related to consolidated variable interest entities, prior to intercompany eliminations. See Note 12 for more information concerning variable interest entities.

(unaudited)	June 30, 2014	December 31, 2013
SunCoke Middletown
Cash and cash equivalents	$17.6	$14.2
Inventory, net	24.7	22.1
Property, plant and equipment	418.9	418.5
Accumulated depreciation	(36.1)	(29.0)
Accounts payable	10.9	13.3
Other assets (liabilities), net	(0.8)	(0.7)
Noncontrolling interests	413.4	411.8

Other variable interest entities
Cash and cash equivalents	$0.8	$1.0
Property, plant and equipment	11.3	11.5
Accumulated depreciation	(9.1)	(9.2)
Other assets (liabilities), net	0.7	0.6
Noncontrolling interests	1.9	1.9

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
	Six Months Ended June 30,
(unaudited)	2014	2013
Cash flows from operating activities:
Net income (loss)	$(72.7)	$(18.7)
Depreciation	90.1	89.6
Depreciation—SunCoke Middletown	7.1	6.9
Amortization	10.8	10.7
Deferred income taxes	2.5	5.5
Pension and OPEB expense (income)	(50.7)	(32.4)
Contributions to pension trust	(112.4)	(71.3)
Other postretirement benefit payments	(34.7)	(32.5)
Changes in working capital	(162.4)	(62.7)
Changes in working capital—SunCoke Middletown	(5.2)	1.1
Other operating items, net	(3.5)	(0.7)
Net cash flows from operating activities	(331.1)	(104.5)

Cash flows from investing activities:
Capital investments	(27.3)	(31.0)
Capital investments—SunCoke Middletown	(0.3)	(1.4)
Investments in acquired businesses	(45.0)	(50.0)
Other investing items, net	6.9	4.8
Net cash flows from investing activities	(65.7)	(77.6)

Cash flows from financing activities:
Net borrowings under credit facility	440.0	40.0
Proceeds from issuance of long-term debt	—	31.9
Redemption of long-term debt	(0.4)	(27.0)
Debt issuance costs	(3.3)	(2.4)
SunCoke Middletown distributions to noncontrolling interest owners	(28.9)	(27.6)
Other financing items, net	(1.1)	(1.4)
Net cash flows from financing activities	406.3	13.5

Net increase (decrease) in cash and cash equivalents	9.5	(168.6)

Cash and cash equivalents, beginning of period	45.3	227.0

Cash and cash equivalents, end of period	$54.8	$58.4

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(dollars in millions)

(unaudited)	Common Stock	Addi- tional Paid-In Capital	Treasury Stock	Accum- ulated Deficit	Accum- ulated Other Compre- hensive Income (Loss)	Noncon- trolling Interests	Total
December 31, 2012	$1.5	$2,069.7	$(173.3)	$(2,404.3)	$1.1	$414.3	$(91.0)
Net income (loss)				(50.3)		31.6	(18.7)
Share-based compensation		5.7					5.7
Purchase of treasury stock			(0.7)				(0.7)
Change in accumulated other comprehensive income (loss)					(48.6)		(48.6)
Net distributions to noncontrolling interests						(27.7)	(27.7)
June 30, 2013	$1.5	$2,075.4	$(174.0)	$(2,454.6)	$(47.5)	$418.2	$(181.0)

December 31, 2013	$1.5	$2,079.2	$(174.0)	$(2,451.1)	$323.4	$413.7	$192.7
Net income (loss)				(103.2)		30.5	(72.7)
Retirement of treasury stock	(0.1)	(173.9)	174.0				—
Share-based compensation		5.6					5.6
Purchase of treasury stock			(1.0)				(1.0)
Change in accumulated other comprehensive income (loss)					(51.4)		(51.4)
Net distributions to noncontrolling interests						(28.9)	(28.9)
June 30, 2014	$1.4	$1,910.9	$(1.0)	$(2,554.3)	$272.0	$415.3	$44.3

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise indicated)

NOTE 1 - Basis of Presentation

In the opinion of the management of AK Steel Holding Corporation (“AK Holding”) and its wholly-owned subsidiary, AK Steel Corporation (“AK Steel”, and together with AK Holding, the “Company”), the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2014, the results of its operations for the three and six months ended June 30, 2014 and 2013, and its cash flows for the six months ended June 30, 2014 and 2013. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2013, included in the Company’s Form 10‑K for the year ended December 31, 2013, and the unaudited condensed consolidated financial statements included in any subsequent Quarterly Reports on Form 10-Q.

NOTE 2 - Inventories

	June 30, 2014	December 31, 2013
Finished and semi-finished	$863.9	$722.2
Raw materials	266.1	260.9
Total cost	1,130.0	983.1
Adjustment to state inventories at LIFO value	(391.7)	(396.5)
Inventory, net	$738.3	$586.6

NOTE 3 - Investments in Equity Investees

The Company has investments in several businesses accounted for using the equity method of accounting. These investees are Combined Metals of Chicago, LLC (“Combined Metals”), Magnetation LLC (“Magnetation”) and Rockport Roll Shop LLC (“Rockport Roll Shop”), of which the Company has equity ownership of 40.0%, 49.9% and 50.0%, respectively. Cost of products sold includes the Company’s share of income from Combined Metals and Rockport Roll Shop of $2.9 and $2.4 for the three months ended June 30, 2014 and 2013, respectively, and $5.1 and $4.1 for the six months ended June 30, 2014 and 2013, respectively. Included in other income (expense) was the Company’s share of income (loss) related to Magnetation of $(2.5) and $(1.2) for the three months ended June 30, 2014 and 2013, respectively, and $(3.8) and $1.1 for the six months ended June 30, 2014 and 2013, respectively.

Summarized financial statement data for all investees is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$85.3	$74.3	$157.7	$143.9
Gross profit	23.6	26.4	48.1	51.5
Net income	5.0	5.4	10.5	16.5

Magnetation

Magnetation utilizes advanced magnetic separation technology to recover iron ore from existing stockpiles of previously-mined material, such as tailings basins. Magnetation controls substantial volumes of these existing stockpiles, as well as other resources with significant amounts of iron content that could allow it to eventually recover iron ore from traditional mining operations. Traditional mining operations are not currently anticipated to be necessary for the foreseeable future, depending upon factors such as the recovery yield of Magnetation’s concentrate plants and future acquisitions of additional tailings basins and other iron-bearing resources. Through a pellet purchase agreement, AK Steel will have the right to purchase all of the pellets produced by Magnetation’s iron ore pelletizing plant when construction is completed, currently expected to occur in late third quarter of 2014.

AK Steel has committed to an investment of capital in Magnetation totaling $297.5. With AK Steel’s $45.0 contribution in the second quarter of 2014, the Company contributed a total of $242.5 for its interest in Magnetation through June 30, 2014. The Company made an additional contribution of $45.0 in July 2014 and expects to contribute the remaining $10.0 when the pellet plant begins operations. AK Steel has no legal or contractual obligation to provide further financing to Magnetation beyond the amount mentioned above. As of June 30, 2014, the Company’s carrying cost of the investment exceeded its share of the underlying equity in net assets of Magnetation, recorded using historical carrying amounts, by $106.9. This difference is being amortized through equity in earnings and its amortization is included in the Company’s share of income (loss) amounts above.

NOTE 4 - Income Taxes

Income taxes recorded through June 30, 2014 and 2013 were estimated using the discrete method. Current year income taxes are based on the actual year-to-date pre-tax loss through June 30, 2014, as well as the related change in the valuation allowance on deferred tax assets. The Company is unable to estimate pre-tax income for the remainder of 2014 with sufficient precision for purposes of the effective tax rate method, which requires consideration of a projection of full-year income and the expected change in the valuation allowance. The estimated annual effective tax rate method was not reliable due to its sensitivity to small changes to forecasted annual pre-tax earnings and the effect of the Company’s valuation allowance, which create results with significant variations in the customary relationship between income tax expense and pre-tax income for the interim periods. As a result, the Company determined that the use of the discrete method is more appropriate than the annual effective tax rate method. The Company has estimated the change in valuation allowances required based on the year-to-date pre-tax loss and the change in value of the identified tax-planning strategy, which is determined based on year-to-date LIFO income. Income tax expense for the three and six months ended June 30, 2014 includes non-cash charges of $7.4 and $39.1, respectively, for the change in the valuation allowance on the Company’s deferred tax assets, which offsets the income tax benefit related to the Company’s pre-tax loss. Income tax expense for the three and six months ended June 30, 2013 includes non-cash charges of $20.7 and $21.8, respectively.

NOTE 5 - Long-term Debt and Other Financing

The Company’s debt balances, including current portions, were as follows:

	June 30, 2014	December 31, 2013
Credit Facility	$530.0	$90.0
8.75% Senior Secured Notes due December 2018	380.0	380.0
5.00% Exchangeable Senior Notes due November 2019 (effective rate of 10.8%)	150.0	150.0
7.625% Senior Notes due May 2020	529.8	529.8
8.375% Senior Notes due April 2022	290.2	290.2
Industrial Revenue Bonds due 2014 through 2030	99.7	100.1
Unamortized debt (discount) premium, net	(31.1)	(33.1)
Total debt	1,948.6	1,507.0
Less:
Current portion of long-term debt	0.4	0.8
Total long-term debt	$1,948.2	$1,506.2

During the six months ended June 30, 2014, the Company was in compliance with all the terms and conditions of its debt agreements.

Credit Facility

In March 2014, AK Steel entered into a new $1.1 billion asset-backed revolving credit facility (“Credit Facility”) with a group of lenders. The Credit Facility, which expires in March 2019, replaced AK Steel’s prior $1.1 billion asset-backed revolving credit facility (“Replaced Credit Facility”), which was set to expire in April 2016, and is secured by the same classes of assets as the Replaced Credit Facility. The Credit Facility contains common restrictions similar to the Replaced Credit Facility, including limitations on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliate transactions. Availability is calculated as the lesser of the credit facility commitment or the Company’s eligible collateral after advance rates, less outstanding revolver borrowings and letters of credit. The Company’s obligations under its Credit Facility are secured by its inventory and accounts receivable, and availability under the Credit Facility fluctuates monthly based on the varying levels of eligible collateral. The Credit Facility provides the Company with enhanced liquidity and greater financial and strategic flexibility. The Credit Facility includes a separate “first-in, last-out”, or “FILO” tranche, which allows the Company to maximize its eligible collateral at higher advance rates. The Credit Facility requires maintenance of a minimum fixed charge coverage ratio of one to one if availability under the Credit Facility is less than $110.0. In April 2014, in order to provide additional collateral to the borrowing base and increase the Company’s availability under the Credit Facility, thereby enhancing its liquidity, the Company added AK Tube LLC and AK Steel Properties, Inc., both 100%-owned subsidiaries, as guarantors under the Credit Facility in addition to AK Holding. At June 30, 2014, the Company’s eligible collateral, after application of applicable advance rates, was $1,100.0. As of June 30, 2014, there were outstanding Credit Facility borrowings of $530.0. Availability as of June 30, 2014 was further reduced by $67.5 of outstanding letters of credit, resulting in remaining availability of $502.5.

NOTE 6 - Pension and Other Postretirement Benefits

The Company provides noncontributory pension and various healthcare and life insurance benefits to most employees and retirees. The pension plan is not fully funded. The Company has contributed $196.5 to the master pension trust during 2014.  Of this total, $112.4 was made in the first half of 2014 and the remaining $84.1 was made in July. The Company does not expect to make any additional contributions during 2014.

Net periodic benefit cost (income) for pension and other postretirement benefits were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Pension Benefits
Service cost	$0.3	$0.6	$0.7	$1.2
Interest cost	36.3	34.7	73.0	69.4
Expected return on assets	(50.7)	(46.2)	(101.4)	(92.1)
Amortization of prior service cost	1.1	0.9	2.1	1.8
Amortization of (gain) loss	0.6	6.5	0.1	13.3
Net periodic benefit cost (income)	$(12.4)	$(3.5)	$(25.5)	$(6.4)

Other Postretirement Benefits
Service cost	$1.0	$1.2	$2.0	$2.4
Interest cost	5.1	5.2	10.1	10.5
Amortization of prior service cost (credit)	(18.3)	(20.0)	(36.6)	(40.0)
Amortization of (gain) loss	(0.4)	0.6	(0.7)	1.1
Net periodic benefit cost (income)	$(12.6)	$(13.0)	$(25.2)	$(26.0)

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

	June 30, 2014	December 31, 2013
Accrued liabilities	$9.0	$9.5
Other non-current liabilities	33.9	34.1

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

As previously noted, on September 26, 2012, the EPA issued an order under Section 3013 of RCRA requiring the Company to develop a plan for investigation of four areas at AK Steel’s Ashland Works Coke Plant. A site investigation plan was submitted to the EPA on October 25, 2012, revised most recently on May 29, 2014 and approved by the EPA on June 27, 2014. AK Steel cannot reliably estimate at this time how long it will take to complete the site investigation. AK Steel currently has accrued approximately $0.5 for the projected cost of the investigation. Until the site investigation is completed, AK Steel cannot reliably estimate the additional costs, if any, associated with any potentially required remediation of the site or the timeframe during which these potential costs would be incurred.

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

Information on asbestos cases pending at June 30, 2014 is presented below:

Asbestos Cases Pending at
June 30, 2014
Cases with specific dollar claims for damages:
Claims up to $0.2	116
Claims above $0.2 to $5.0	6
Claims above $5.0 to $15.0	2
Claims above $15.0 to $20.0	2
Total claims with specific dollar claims for damages (a)	126
Cases without a specific dollar claim for damages	306
Total asbestos cases pending	432

(a)	Involve a total of 2,334 plaintiffs and 16,864 defendants

In each case, the amount described is per plaintiff against all of the defendants, collectively. Thus, it usually is not possible at the outset of a case to determine the specific dollar amount of a claim against AK Steel. In fact, it usually is not even possible at the outset to determine which of the plaintiffs actually will pursue a claim against AK Steel. Typically, that can only be determined through written interrogatories or other discovery after a case has been filed. Thus, in a case involving multiple plaintiffs and multiple defendants, AK Steel initially only accounts for the lawsuit as one claim against it. After AK Steel has determined through discovery whether a particular plaintiff will pursue a claim against it, it makes an appropriate adjustment to statistically account for that specific claim. It has been AK Steel’s experience to date that only a small percentage of asbestos plaintiffs ultimately identify AK Steel as a target defendant from whom they actually seek damages and most of these claims ultimately are either dismissed or settled for a small fraction of the damages initially claimed. Set forth below is a chart showing the number of new claims filed (accounted for as described above), the number of pending claims disposed of (i.e., settled or otherwise dismissed), and the approximate net amount of dollars paid on behalf of AK Steel in settlement of asbestos-related claims in the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
New Claims Filed	11	13	24	24
Pending Claims Disposed Of	14	5	28	25
Total Amount Paid in Settlements	$0.2	$0.2	$0.5	$0.9

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

As previously reported, in September and October 2008, several companies filed purported class actions in the United States District Court for the Northern District of Illinois against nine steel manufacturers, including AK Holding. The case numbers for these actions are 08CV5214, 08CV5371, 08CV5468, 08CV5633, 08CV5700, 08CV5942 and 08CV6197. An additional action, case number 10CV04236, was filed in the same federal district court on July 8, 2010. On December 28, 2010, another action, case number 32,321, was filed in state court in the Circuit Court for Cocke County, Tennessee. The defendants removed the Tennessee case to federal court and filed a motion to transfer the case to the Northern District of Illinois. That motion was granted on March 28, 2012. The plaintiffs in the various pending actions are companies which claim to have purchased steel products, directly or indirectly, from one or more of the defendants and they purport to file the actions on behalf of all persons and entities who purchased steel products for delivery or pickup in the United States from any of the named defendants at any time from at least as early as January 2005. The complaints allege that the defendant steel producers have conspired in violation of antitrust laws to restrict output and to fix, raise, stabilize and maintain artificially high prices with respect to steel products in the United States. Discovery has commenced but only with respect to issues relating to class certification. On May 24, 2012, the direct purchaser plaintiffs filed a motion for class certification. On February 28, 2013, the defendants filed a memorandum in opposition to the motion for class certification and motions to exclude the opinions of the plaintiffs’ experts. An evidentiary hearing on the motion for class certification and the motions to exclude the opinions of the plaintiffs’ experts was held commencing on March 15, 2014. No trial date has been set. Prior to that hearing, AK Holding reached an agreement with the direct purchaser plaintiffs to tentatively settle the claims asserted against AK Holding, subject to certain court approvals set forth below. Pursuant to that settlement, AK Holding agreed to pay $5.8 to the plaintiff class of direct purchasers in exchange for a complete release of all claims from the members of that class. AK Holding continues to believe that the claims asserted against it lack any merit, but it elected to enter into the settlement in order to avoid the ongoing expense of defending itself in this protracted and expensive antitrust litigation. The tentative settlement received preliminary approval by the court on April 11, 2014. Following such preliminary approval, notice of the proposed settlement was provided to members of the settlement class. After receipt of such notice, several class members elected to opt out of the class settlement. In order to become final, the settlement must receive a second approval by the court following a fairness hearing. No order granting such approval has been issued yet. The Company recorded a charge during the first quarter of 2014 in the amount of the tentative settlement with the direct purchaser plaintiff class. At this stage, the Company does not have adequate information available to determine that a loss is probable or to reliably or accurately estimate its potential loss, if any, with respect to the remaining indirect purchaser plaintiff class members and any direct purchaser class members that have opted out of the class (hereinafter collectively referred to as the “Remaining Plaintiff Class Members.”). Because the Company has been unable to determine that a potential loss in this case with respect to the Remaining Plaintiff Class Members is probable or estimable, it has not recorded an accrual related to this matter for them. In the event that the Company’s assumptions used to evaluate whether a loss in this matter is either probable or estimable with respect to the Remaining Plaintiff Class Members prove to be incorrect or change in future periods, the Company may be required to record a charge for their claims at a later date. Moreover, in the event that the settlement with the direct purchaser class does not receive final approval from the court, the settlement with that putative class of plaintiffs would be void and the parties then would continue to litigate the direct purchaser claims. Under such circumstances, the Company would continue to contest this matter vigorously and the potential liability of the Company in this matter could be more or less than the amount of the current accrual relating to the direct purchaser plaintiffs.

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

Trade Cases

As previously reported, on June 1, 2009, the Chinese Ministry of Commerce (“MOFCOM”) initiated antidumping and countervailing duty investigations of imports of grain-oriented electrical steel (“GOES”) from Russia and the United States. China initiated the investigations based on a petition filed by two Chinese steelmakers. These two steelmakers alleged that AK Steel and Allegheny Technologies Inc. of the United States and Novolipetsk Steel of Russia exported GOES to China at less than fair value, and that the production of GOES in the United States has been subsidized by the U.S. government. On December 9, 2009, MOFCOM issued its preliminary determination that GOES producers in the United States and Russia had been dumping in the China market and that GOES producers in the United States had received subsidies from the U.S. government. The Chinese authorities imposed provisional additional duties on future imports of GOES from Russia and/or the United States to China. On or about April 10, 2010, MOFCOM issued a final determination of dumping and subsidization against GOES producers in the United States and Russia. On September 16, 2010, the Office of the United States Trade Representative (“USTR”) filed a complaint with the World Trade Organization (the “WTO”) against China for violating the WTO’s rules by imposing antidumping and countervailing duties against imports of GOES from the United States. After conducting several rounds of hearings, on June 15, 2012, a panel (the “Panel”) composed by the WTO to decide the case issued its final decision in the case. In its decision, the Panel concluded that MOFCOM imposed antidumping and countervailing duties on imports of GOES from the United States in a manner that was inconsistent with China’s WTO obligations. On July 20, 2012, China filed an appeal of the Panel’s decision to the WTO Appellate Body. On October 18, 2012, the Appellate Body upheld the decisions of the Panel. On November 16, 2012, the WTO Dispute Settlement Body adopted the decisions of the Panel. Subsequently, a WTO Arbitrator determined that China should implement the WTO decision by July 31, 2013. In its final determination issued on July 31, 2013, MOFCOM reduced the countervailing duty rate applicable to AK Steel from 11.7 percent to 3.4 percent and determined that the antidumping duty rate applicable to AK Steel will remain at 7.8 percent, for a total of 11.2 percent. AK Steel does not believe that China has remedied the flaws that the WTO identified in MOFCOM’s material injury finding. In late February, 2014, at USTR’s request, the WTO Dispute Settlement Body announced its decision to form a compliance panel to investigate China's failure to implement the WTO’s recommendations and rulings. Proceedings before the compliance panel are underway. AK Steel also has urged USTR to ask that WTO Dispute Settlement Body for permission to impose trade sanctions. AK Steel intends to continue to fully support the USTR in this matter.

On September 18, 2013, AK Steel, along with another domestic producer and the United Steelworkers, filed trade cases against imports of GOES from seven countries. Antidumping (“AD”) petitions were filed against China, the Czech Republic, Germany, Japan, Poland, Russia and South Korea and a countervailing duty (“CVD”) petition was filed against China charging that unfairly traded imports of GOES from those seven countries are causing material injury to the domestic industry. The United States Department of Commerce (“DOC”) initiated the cases on October 24, 2013. On November 19, 2013, the International Trade Commission (“ITC”) made a preliminary determination that there is a reasonable indication that GOES imports caused or threaten to cause material injury. On March 5, 2014, the DOC preliminarily determined that GOES imports from China benefit from subsidies by the Government of China, resulting in a preliminary CVD rate of 49.15 percent of the value of the GOES imports. As a result of the preliminary affirmative CVD determination, importers are required to post cash deposits with U.S. Customs and Border Protection on imports of GOES from China based on the CVD preliminary rate. On May 5, 2014, the DOC issued preliminary determinations that imports of GOES from China, the Czech Republic, Germany, Japan, Poland, Russia and South Korea are being dumped in the United States. On July 17, 2014, the DOC issued final dumping determinations with respect to imports of GOES from Germany, Japan, and Poland, affirming the preliminary dumping margins for these three countries. As a result of the preliminary dumping determinations on China, the Czech Republic, Russia, and South Korea, and final dumping determinations on Germany, Japan and Poland, importers are required to post cash deposits with U.S. Customs and Border Protection on imports of GOES from these seven countries (in addition to any deposits required by the preliminary affirmative CVD determinations) as follows:

Country	GOES Dumping Margins
China	159.21%
Czech Republic	10.35% — 11.45%
Germany	133.70% — 241.91%
Japan	93.36% — 172.30%
Poland	78.10% — 99.51%
Russia	68.98% — 119.88%
South Korea	5.34%

The DOC also reached affirmative preliminary critical circumstances findings with respect to Poland and Russia. Preliminary duties will remain in effect until final determinations are issued. Final determinations by the DOC with respect to China, the Czech Republic, Russia and South Korea, as well as final determinations of injury by the ITC with respect to all seven subject countries, are expected in September 2014.

On September 30, 2013, AK Steel filed trade cases against imports of non-oriented electrical steel (“NOES”) from six countries. AD petitions were filed against China, Germany, Japan, South Korea, Sweden and Taiwan and CVD petitions were filed against China, South Korea and Taiwan charging that unfairly traded imports of NOES from those six countries are causing material injury to the domestic industry. The DOC initiated the cases on November 7, 2013. On December 3, 2013, the ITC made a preliminary determination that there is a reasonable indication that NOES imports caused or threaten to cause material injury. On March 19, 2014, the DOC issued preliminary determinations with respect to AK Steel’s CVD petitions against China, South Korea and Taiwan. The DOC preliminarily determined that NOES imports from China benefit from subsidies by the Government of China, resulting in a preliminary CVD rate of 125.83 percent of the value of the NOES imports. With respect to South Korea, the DOC calculated a de minimis preliminary CVD rate, resulting in a preliminary negative determination for South Korea. With respect to Taiwan, the DOC preliminarily determined that certain NOES imports from Taiwan benefit from subsidies by the Government of Taiwan, resulting in (a) a preliminary CVD rate of 12.82 percent for Leicong Industrial Company, Ltd., (b) a de minimis preliminary CVD rate for China Steel Corporation and certain of its affiliates, and (c) a preliminary CVD rate of 6.41 percent for all other producers in Taiwan. As a result of the preliminary affirmative CVD determinations for China and Taiwan, importers of NOES are required to post cash deposits with U.S. Customs and Border Protection on imports of NOES from these countries based on the preliminary CVD rates. On May 16, 2014, the DOC issued preliminary determinations that imports of NOES from China, Germany, Japan, South Korea, Sweden and Taiwan are being dumped in the United States. As a result of the preliminary dumping determinations, importers are required to post cash deposits with U.S. Customs and Border Protection on imports of NOES from these six countries (in addition to any deposits required by the preliminary affirmative CVD determinations) as follows:

Country	NOES Dumping Margins
China	407.52%
Germany	86.29% — 98.84%
Japan	135.59% — 204.79%
South Korea	6.91%
Sweden	98.46% — 126.72%
Taiwan	28.14% — 52.23%

The DOC also reached affirmative preliminary critical circumstances findings with respect to China, Germany, Japan and Sweden. These preliminary duties will remain in effect until final determinations are issued. Those final determinations likely will occur in the fall of 2014.

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

NOTE 8 - Common Stock

At the 2014 Annual Meeting held on May 29, 2014, the stockholders of the Company approved an amendment to its Restated Certificate of Incorporation to increase the authorized shares of the Company’s common stock from 200,000,000 to 300,000,000 shares.

In January 2014, the Board of Directors authorized the formal retirement of 13,311,310 shares of common stock held by AK Holding as treasury stock. The retirement had no effect on the number of shares authorized or outstanding or on total stockholders’ equity.

NOTE 9 - Share-based Compensation

AK Holding’s Stock Incentive Plan permits the granting of nonqualified stock option, restricted stock, performance share and restricted stock unit awards to Directors, officers and other employees of the Company. The following table summarizes information about share-based compensation expense, which the Company has estimated will be $9.0 for 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
Share-based Compensation Expense	2014	2013	2014	2013
Stock options	$0.3	$0.2	$1.3	$1.1
Restricted stock	0.4	0.5	2.3	2.2
Restricted stock units issued to Directors	0.2	0.2	0.5	0.4
Performance shares	0.7	0.9	1.5	2.0
Total share-based compensation expense	$1.6	$1.8	$5.6	$5.7

The Company granted stock options on 546,760 shares during the six months ended June 30, 2014, at a weighted-average fair value of $3.50 per share of stock option. There have been no options exercised in 2014.

The Company granted restricted stock awards of 484,660 shares during the six months ended June 30, 2014, at a weighted-average fair value of $6.66 per share. The total intrinsic value of restricted stock awards that vested (i.e., restrictions lapsed) during the six months ended June 30, 2014 was $2.8.

The Company granted performance share awards of 512,400 shares during the six months ended June 30, 2014, at a weighted-average fair value of $6.40 per share.

NOTE 10 - Comprehensive Income (Loss)

The details of other comprehensive income (loss), net of tax, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Foreign currency translation
Balance at beginning of period	$4.7	$2.4	$4.7	$3.5
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(0.1)	0.4	(0.1)	(0.7)
Balance at end of period	$4.6	$2.8	$4.6	$2.8
Cash flow hedges
Balance at beginning of period	$17.5	$24.8	$18.3	$31.7
Other comprehensive income (loss):
Gains (losses) arising in period	(8.8)	(6.7)	(6.9)	(9.7)
Income tax expense	—	—	—	—
Gains (losses) arising in period, net of tax	(8.8)	(6.7)	(6.9)	(9.7)
Reclassification of losses (gains) to net income (loss):
Hot roll carbon steel coil contracts (a)	—	—	—	(0.4)
Other commodity contracts (b)	(1.3)	(10.7)	(4.0)	(14.2)
Subtotal	(1.3)	(10.7)	(4.0)	(14.6)
Income tax expense	—	—	—	—
Net amount of reclassification of losses (gains) to net income (loss)	(1.3)	(10.7)	(4.0)	(14.6)
Total other comprehensive income (loss), net of tax	(10.1)	(17.4)	(10.9)	(24.3)
Balance at end of period	$7.4	$7.4	$7.4	$7.4
Unrealized holding gains (losses) on securities
Balance at beginning of period	$0.4	$0.4	$0.4	$0.3
Other comprehensive income (loss):
Unrealized holding gains arising in period	—	0.1	—	0.2
Income tax expense	—	—	—	—
Unrealized holding gains (losses) arising in period, net of tax	—	0.1	—	0.2
Balance at end of period	$0.4	$0.5	$0.4	$0.5
Pension and OPEB plans
Balance at beginning of period	$276.6	$(46.2)	$300.0	$(34.4)
Other comprehensive income (loss):
Gains (losses) arising in period	—	—	(5.3)	—
Income tax expense	—	—	—	—
Gains (losses) arising in period, net of tax	—	—	(5.3)	—
Reclassification to net income (loss):
Prior service costs (credits) (c)	(17.2)	(19.1)	(34.5)	(38.2)
Actuarial (gains) losses (c)	0.2	7.1	(0.6)	14.4
Subtotal	(17.0)	(12.0)	(35.1)	(23.8)
Income tax expense	—	—	—	—
Amount of reclassification to net income (loss), net of tax	(17.0)	(12.0)	(35.1)	(23.8)
Total other comprehensive income (loss), net of tax	(17.0)	(12.0)	(40.4)	(23.8)
Balance at end of period	$259.6	$(58.2)	$259.6	$(58.2)

(a)	Amounts are included in net sales on the Condensed Consolidated Statements of Operations.

(b)	Amounts are included in cost of products sold on the Condensed Consolidated Statements of Operations.

(c)	Amounts are included in pension and OPEB expense (income) on the Condensed Consolidated Statements of Operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss) attributable to AK Steel Holding Corporation	$(17.1)	$(40.4)	$(103.2)	$(50.3)
Less: distributed earnings to common stockholders and holders of certain stock compensation awards	—	—	—	—
Undistributed earnings (loss)	$(17.1)	$(40.4)	$(103.2)	$(50.3)

Common stockholders earnings—basic and diluted:
Distributed earnings to common stockholders	$—	$—	$—	$—
Undistributed earnings (loss) to common stockholders	(17.0)	(40.3)	(102.8)	(50.1)
Common stockholders earnings (loss)—basic and diluted	$(17.0)	$(40.3)	$(102.8)	$(50.1)

Common shares outstanding (weighted-average shares in millions):
Common shares outstanding for basic earnings per share	136.2	135.8	136.2	135.8
Effect of exchangeable debt	—	—	—	—
Effect of dilutive stock-based compensation	—	—	—	—
Common shares outstanding for diluted earnings per share	136.2	135.8	136.2	135.8

Basic and diluted earnings per share:
Distributed earnings	$—	$—	$—	$—
Undistributed earnings (loss)	(0.13)	(0.30)	(0.76)	(0.37)
Basic and diluted earnings (loss) per share	$(0.13)	$(0.30)	$(0.76)	$(0.37)

Potentially issuable common shares (in millions) excluded from earnings per share calculation due to anti-dilutive effect	8.3	2.5	8.2	2.5

NOTE 12 - Variable Interest Entities

SunCoke Middletown

The Company purchases all of the coke and electrical power generated from SunCoke Middletown’s plant under long-term supply agreements. SunCoke Middletown is deemed to be a variable interest entity because the Company has committed to purchase all of the expected production from the facility through at least 2031 and the Company has been determined to be the primary beneficiary. Thus, the financial results of SunCoke Middletown are required to be consolidated with the results of the Company with recognition of a noncontrolling interest, even though the Company has no ownership interest in SunCoke Middletown. Included in consolidated income (loss) before taxes was income before taxes related to SunCoke Middletown of $15.6 and $15.0 for the three months ended June 30, 2014 and 2013, respectively, and of $30.6 and $31.9 for the six months ended June 30, 2014 and 2013, respectively.

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

•
Level 2 inputs are inputs, other than quoted prices, that are directly or indirectly observable for the asset or liability. Level 2 inputs include model-generated values that rely on inputs either directly observed or readily-derived from available market data sources, such as Bloomberg or other news and data vendors. They include quoted prices for similar assets or liabilities in active markets, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves observable at commonly quoted intervals or current market) and contractual prices for the underlying financial instrument, as well as other relevant economic factors. Fair values of the Company’s derivative commodity contracts and foreign currency forward contracts are generated using forward prices that are derived from observable futures prices relating to the respective commodity or currency from sources such as the New York Mercantile Exchange (NYMEX) or the London Metal Exchange (LME). In cases where the derivative is an option contract (including caps, floors and collars), the Company’s valuations reflect adjustments made to valuations generated by the derivative’s counterparty. After validating that the counterparty’s assumptions relating to implied volatilities are in line with an independent source for these implied volatilities, the Company discounts these model-generated future values with discount factors designed to reflect the credit quality of the party obligated to pay under the derivative contract. Differing discount rates are applied to different contracts as a function of differing maturities and different counterparties. As of June 30, 2014, a spread over benchmark rates of less than 2.0% was used for derivatives valued as assets and for derivatives valued as liabilities. The Company has estimated the fair value of long-term debt based upon quoted market prices for the same or similar issues or on the current interest rates available to the Company for debt of similar terms and maturities.

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	June 30, 2014			December 31, 2013
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets measured at fair value
Cash and cash equivalents	$54.8	$—	$54.8	$45.3	$—	$45.3
Other current assets:
Foreign exchange contracts	—	0.1	0.1	—	—	—
Commodity hedge contracts	—	3.1	3.1	—	4.9	4.9
Other non-current assets:
Available for sale investments—cash and cash equivalents	11.6	—	11.6	18.6	—	18.6
Commodity hedge contracts	—	0.1	0.1	—	—	—
Assets measured at fair value	$66.4	$3.3	$69.7	$63.9	$4.9	$68.8

Liabilities measured at fair value
Accrued liabilities:
Foreign exchange contracts	$—	$—	$—	$—	$(0.7)	$(0.7)
Commodity hedge contracts	—	(25.1)	(25.1)	—	(0.4)	(0.4)
Other non-current liabilities—commodity hedge contracts	—	(0.5)	(0.5)	—	(0.1)	(0.1)
Liabilities measured at fair value	$—	$(25.6)	$(25.6)	$—	$(1.2)	$(1.2)

Liabilities measured at other than fair value
Long-term debt, including current portions:
Fair value	$—	$(2,163.5)	$(2,163.5)	$—	$(1,659.9)	$(1,659.9)
Carrying amount	—	(1,948.6)	(1,948.6)	—	(1,507.0)	(1,507.0)

The carrying amounts of the Company’s other financial instruments do not differ materially from their estimated fair values at June 30, 2014 and December 31, 2013.

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

The Company is exposed to fluctuations in market prices of raw materials and energy sources, as well as to the effect of market prices on the sale of certain commodity steel (hot roll carbon steel coils). The Company may use cash-settled commodity price swaps and options (including collars) to hedge the market risk associated with the purchase of certain of its raw materials and energy requirements and the sale of hot roll carbon steel coils. With respect to input commodities, these derivatives are typically used for a portion of the Company’s natural gas, nickel, iron ore, aluminum, zinc and electricity requirements. The Company’s hedging strategy is designed to mitigate the effect on earnings from the price volatility of these various commodity exposures. Independent of any hedging activities, price changes in any of these commodity markets could negatively affect operating costs or selling prices.

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

The Company had the following outstanding commodity price swaps and options and forward foreign exchange contracts:

Commodity	June 30, 2014	December 31, 2013
Nickel (in lbs)	515,500	763,300
Natural gas (in MMBTUs)	3,240,000	3,240,000
Zinc (in lbs)	6,000,000	12,000,000
Electricity (in MWHs)	342,200	—
Iron ore (in metric tons)	1,471,900	190,735
Hot roll carbon steel coils (in short tons)	156,400	74,147
Foreign exchange contracts (in euros)	€18,970,000	€17,730,000

The following table presents the fair value of derivative instruments in the Condensed Consolidated Balance Sheets:

Asset (liability)	June 30, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Other current assets—commodity contracts	$2.3	$2.6
Accrued liabilities—commodity contracts	(6.7)	—

Derivatives not designated as hedging instruments:
Other current assets:
Foreign exchange contracts	0.1	—
Commodity contracts	0.8	2.3
Other noncurrent assets—commodity contracts	0.1	—
Accrued liabilities:
Foreign exchange contracts	—	(0.7)
Commodity contracts	(18.4)	(0.4)
Other noncurrent liabilities—commodity contracts	(0.5)	(0.1)

The following table presents gains (losses) on derivative instruments included in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
Gain (loss)	2014	2013	2014	2013
Derivatives in cash flow hedging relationships—
Commodity contracts:
Reclassified from accumulated other comprehensive income into net sales (effective portion)	$—	$—	$—	$0.4
Reclassified from accumulated other comprehensive income into cost of products sold (effective portion)	1.3	10.7	4.0	14.2
Recognized in cost of products sold (ineffective portion and amount excluded from effectiveness testing)	(0.7)	0.6	(0.7)	6.4

Derivatives not designated as hedging instruments:
Foreign exchange contracts—recognized in other income (expense)	0.2	(0.1)	0.9	0.5
Commodity contracts:
Recognized in net sales	(0.6)	(0.3)	(4.2)	0.2
Recognized in cost of products sold	(19.4)	(0.2)	(19.2)	(0.2)

The following table lists the amount of gains (losses) before tax expected to be reclassified into cost of products sold within the next twelve months for the Company’s existing commodity contracts that qualify for hedge accounting, as well as the period of time over which the Company is hedging its exposure to the volatility in future cash flows:

Commodity Hedge	Settlement Dates	Gains (losses)
Natural gas	July 2014 to December 2014	$0.3
Zinc	July 2014 to December 2014	0.7
Electricity	July 2014 to September 2014	1.3
Iron ore	July 2014 to November 2014	(10.3)

NOTE 15 - Supplemental Cash Flow Information

The following table presents the net cash paid (received) during the period for interest, net of capitalized interest, and income taxes:

	Six Months Ended June 30,
	2014	2013
Net cash paid (received) during the period for:
Interest, net of capitalized interest	$59.1	$57.8
Income taxes	0.4	1.0

Included in net cash flows from operations was cash provided by SunCoke Middletown of $32.6 and $39.8 for the six months ended June 30, 2014 and 2013, respectively. Consolidated cash and cash equivalents at June 30, 2014 and December 31, 2013, includes $17.6 and $14.2, respectively, of cash and cash equivalents of SunCoke Middletown. There are no compensating balance arrangements or legal restrictions on the cash and cash equivalents of SunCoke Middletown, however, it is not available for the Company’s use.

The Company had non-cash capital investments during the six months ended June 30, 2014 and 2013, that had not been paid as of the end of the respective period. These amounts are included in accounts payable and accrued liabilities and have been excluded from the Condensed Consolidated Statements of Cash Flows. The Company also granted restricted stock to certain employees and restricted stock units to directors under the Stock Incentive Plan. The amounts of non-cash investing and financing activities were as follows:

	Six Months Ended June 30,
	2014	2013
Capital investments	$6.6	$5.6
Issuance of restricted stock and restricted stock units	3.7	2.5

NOTE 16 - Union Contracts

In June 2014, members of the International Association of Machinists and Aerospace Workers, Local 1943, ratified a 42-month labor agreement covering approximately 1,630 employees at the Middletown Works. The new agreement was reached early. It will replace the current agreement, which was set to expire on September 15, 2014. The new agreement will take effect on September 15, 2014 and expire on March 15, 2018.

An agreement with the United Steelworkers, Local 1915, which represents approximately 100 employees at AK Tube in Walbridge, Ohio, is scheduled to expire on January 22, 2015. An agreement with the United Steelworkers, Local 1865, which represents approximately 820 employees at the Ashland Works, is scheduled to expire on March 1, 2015. An agreement with the United Automobile Workers, Local 4104, which represents approximately 150 employees at the Zanesville Works, is scheduled to expire on May 20, 2015.

NOTE 17 - New Accounting Pronouncements

The Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), during the second quarter of 2014. Topic 606 affects virtually all aspects of an entity’s revenue recognition, including determining the measurement of revenue and the timing of when it is recognized for the transfer of goods or services to customers. Topic 606 is effective for annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the effect of the adoption of Topic 606 on its financial position and results of operations.

NOTE 18 - Acquisition of Severstal Dearborn

On July 19, 2014, the Company signed an agreement to acquire Severstal North America’s integrated steelmaking assets located in Dearborn, Michigan for $700.0 in cash. The acquisition also includes a cokemaking facility and interests in three joint ventures that process flat-rolled steel products. The transaction is subject to customary closing conditions and regulatory approvals. Subject to the conclusion of the regulatory review, the closing is expected to occur late in the third quarter or in the fourth quarter of 2014.

NOTE 19 - Supplemental Guarantor Information

AK Steel’s 8.75% Senior Secured Notes due December 2018, 7.625% Senior Notes due May 2020, 8.375% Senior Notes due April 2022 (collectively, the “Senior Notes”) and 5.00% Exchangeable Senior Notes due November 2019 (the “Exchangeable Notes”) are governed by indentures entered into by AK Holding and its 100%-owned subsidiary, AK Steel. In April 2014, the Company designated two 100%-owned subsidiaries, AK Tube LLC and AK Steel Properties, Inc., as guarantor subsidiaries of the Senior Notes. Under the terms of the indentures, AK Holding and the guarantor subsidiaries each fully and unconditionally, jointly and severally, guarantee the payment of interest, principal and premium, if any, on each of the notes comprising the Senior Notes.

With respect to the Exchangeable Notes, under the terms of the indenture AK Holding fully and unconditionally, jointly and severally, guarantees the payment of interest, principal and premium, if any, on such notes. AK Holding remains the sole guarantor of the Exchangeable Notes.

The presentation of the supplemental guarantor information reflects all investments in subsidiaries under the equity method of accounting. Net income (loss) of the subsidiaries accounted for under the equity method is therefore reflected in their parents’ investment accounts. The principal elimination entries eliminate investments in subsidiaries and inter-company balances and transactions. The following supplemental condensed consolidating financial statements present information about AK Holding, AK Steel, the guarantor subsidiaries of the Senior Notes and the other non-guarantor subsidiaries after the addition of AK Tube and AK Steel Properties as guarantors in April 2014.

Condensed Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended June 30, 2014

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$1,483.1	$72.3	$133.2	$(157.8)	$1,530.8
Cost of products sold (exclusive of items shown separately below)	—	1,404.1	51.9	105.3	(144.4)	1,416.9
Selling and administrative expenses (exclusive of items shown separately below)	1.0	53.8	2.9	7.1	(10.9)	53.9
Depreciation	—	42.3	1.0	5.2	—	48.5
Pension and OPEB expense (income)	—	(25.0)	—	—	—	(25.0)
Total operating costs	1.0	1,475.2	55.8	117.6	(155.3)	1,494.3
Operating profit (loss)	(1.0)	7.9	16.5	15.6	(2.5)	36.5
Interest expense	—	32.5	—	0.7	—	33.2
Other income (expense)	—	(3.9)	1.7	(0.8)	—	(3.0)
Income (loss) before income taxes	(1.0)	(28.5)	18.2	14.1	(2.5)	0.3
Income tax expense (benefit)	—	(4.7)	7.9	(0.4)	(1.0)	1.8
Equity in net income (loss) of subsidiaries	(16.1)	7.7	—	—	8.4	—
Net income (loss)	(17.1)	(16.1)	10.3	14.5	6.9	(1.5)
Less: Net income attributable to noncontrolling interests	—	—	—	15.6	—	15.6
Net income (loss) attributable to AK Steel Holding Corporation	(17.1)	(16.1)	10.3	(1.1)	6.9	(17.1)
Other comprehensive income (loss)	(27.2)	(27.2)	—	(0.1)	27.3	(27.2)
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$(44.3)	$(43.3)	$10.3	$(1.2)	$34.2	$(44.3)

Condensed Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended June 30, 2013

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$1,349.5	$66.4	$143.1	$(154.5)	$1,404.5
Cost of products sold (exclusive of items shown separately below)	—	1,282.2	47.9	122.9	(143.8)	1,309.2
Selling and administrative expenses (exclusive of items shown separately below)	1.0	50.8	2.7	6.1	(10.4)	50.2
Depreciation	—	43.0	1.1	3.8	—	47.9
Pension and OPEB expense (income)	—	(16.5)	—	—	—	(16.5)
Total operating costs	1.0	1,359.5	51.7	132.8	(154.2)	1,390.8
Operating profit (loss)	(1.0)	(10.0)	14.7	10.3	(0.3)	13.7
Interest expense	—	31.7	—	0.3	—	32.0
Other income (expense)	—	1.4	1.4	(0.3)	—	2.5
Income (loss) before income taxes	(1.0)	(40.3)	16.1	9.7	(0.3)	(15.8)
Income tax expense (benefit)	—	5.5	10.7	(6.4)	(0.1)	9.7
Equity in net income (loss) of subsidiaries	(39.4)	6.4	—	—	33.0	—
Net income (loss)	(40.4)	(39.4)	5.4	16.1	32.8	(25.5)
Less: Net income attributable to noncontrolling interests	—	—	—	14.9	—	14.9
Net income (loss) attributable to AK Steel Holding Corporation	(40.4)	(39.4)	5.4	1.2	32.8	(40.4)
Other comprehensive income (loss)	(28.9)	(28.9)	—	0.4	28.5	(28.9)
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$(69.3)	$(68.3)	$5.4	$1.6	$61.3	$(69.3)

Condensed Consolidated Statements of Comprehensive Income (Loss)
Six Months Ended June 30, 2014

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$2,798.2	$140.1	$258.0	$(282.0)	$2,914.3
Cost of products sold (exclusive of items shown separately below)	—	2,708.0	101.5	204.6	(261.6)	2,752.5
Selling and administrative expenses (exclusive of items shown separately below)	2.6	112.7	5.7	14.6	(21.5)	114.1
Depreciation	—	84.8	2.0	10.4	—	97.2
Pension and OPEB expense (income)	—	(50.7)	—	—	—	(50.7)
Total operating costs	2.6	2,854.8	109.2	229.6	(283.1)	2,913.1
Operating profit (loss)	(2.6)	(56.6)	30.9	28.4	1.1	1.2
Interest expense	—	64.2	—	1.2	—	65.4
Other income (expense)	—	(7.7)	3.3	(0.5)	—	(4.9)
Income (loss) before income taxes	(2.6)	(128.5)	34.2	26.7	1.1	(69.1)
Income tax expense (benefit)	—	(9.3)	13.7	(1.2)	0.4	3.6
Equity in net income (loss) of subsidiaries	(100.6)	18.6	—	—	82.0	—
Net income (loss)	(103.2)	(100.6)	20.5	27.9	82.7	(72.7)
Less: Net income attributable to noncontrolling interests	—	—	—	30.5	—	30.5
Net income (loss) attributable to AK Steel Holding Corporation	(103.2)	(100.6)	20.5	(2.6)	82.7	(103.2)
Other comprehensive income (loss)	(51.4)	(51.4)	—	(0.1)	51.5	(51.4)
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$(154.6)	$(152.0)	$20.5	$(2.7)	$134.2	$(154.6)

Condensed Consolidated Statements of Comprehensive Income (Loss)
Six Months Ended June 30, 2013

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$2,633.2	$133.6	$292.7	$(285.2)	$2,774.3
Cost of products sold (exclusive of items shown separately below)	—	2,482.4	96.3	248.3	(265.5)	2,561.5
Selling and administrative expenses (exclusive of items shown separately below)	2.5	101.4	5.3	13.2	(20.6)	101.8
Depreciation	—	86.7	2.2	7.6	—	96.5
Pension and OPEB expense (income)	—	(32.4)	—	—	—	(32.4)
Total operating costs	2.5	2,638.1	103.8	269.1	(286.1)	2,727.4
Operating profit (loss)	(2.5)	(4.9)	29.8	23.6	0.9	46.9
Interest expense	—	62.4	—	0.6	—	63.0
Other income (expense)	—	(0.7)	3.1	1.9	—	4.3
Income (loss) before income taxes	(2.5)	(68.0)	32.9	24.9	0.9	(11.8)
Income tax expense (benefit)	—	(4.2)	13.2	(2.5)	0.4	6.9
Equity in net income (loss) of subsidiaries	(47.8)	16.0	—	—	31.8	—
Net income (loss)	(50.3)	(47.8)	19.7	27.4	32.3	(18.7)
Less: Net income attributable to noncontrolling interests	—	—	—	31.6	—	31.6
Net income (loss) attributable to AK Steel Holding Corporation	(50.3)	(47.8)	19.7	(4.2)	32.3	(50.3)
Other comprehensive income (loss)	(48.6)	(48.6)	—	(0.7)	49.3	(48.6)
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$(98.9)	$(96.4)	$19.7	$(4.9)	$81.6	$(98.9)

Condensed Consolidated Balance Sheets
June 30, 2014

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$19.0	$0.2	$35.6	$—	$54.8
Accounts receivable, net	—	554.5	32.1	42.0	(32.4)	596.2
Inventory, net	—	667.6	26.0	54.7	(10.0)	738.3
Deferred tax assets, current	—	63.7	—	0.2	—	63.9
Other current assets	0.2	49.6	0.3	2.7	—	52.8
Total current assets	0.2	1,354.4	58.6	135.2	(42.4)	1,506.0
Property, plant and equipment	—	5,269.5	95.4	528.7	—	5,893.6
Accumulated depreciation	—	(3,966.6)	(69.9)	(51.8)	—	(4,088.3)
Property, plant and equipment, net	—	1,302.9	25.5	476.9	—	1,805.3
Other non-current assets:
Investment in Magnetation LLC	—	—	—	229.0	—	229.0
Investment in affiliates	(2,940.0)	1,429.7	—	—	1,510.3	—
Inter-company accounts	2,568.8	(3,471.7)	1,303.7	(437.0)	36.2	—
Other non-current assets	—	140.0	33.0	93.3	—	266.3
TOTAL ASSETS	$(371.0)	$755.3	$1,420.8	$497.4	$1,504.1	$3,806.6
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$591.7	$12.6	$38.1	$—	$642.4
Accrued liabilities	—	159.4	2.7	8.1	—	170.2
Current portion of long-term debt	—	0.4	—	—	—	0.4
Current portion of pension and other postretirement benefit obligations	—	69.0	—	0.5	—	69.5
Total current liabilities	—	820.5	15.3	46.7	—	882.5
Non-current liabilities:
Long-term debt	—	1,948.2	—	—	—	1,948.2
Pension and other postretirement benefit obligations	—	811.8	—	4.5	—	816.3
Other non-current liabilities	—	114.8	—	0.5	—	115.3
TOTAL LIABILITIES	—	3,695.3	15.3	51.7	—	3,762.3
Total stockholders’ equity (deficit)	(371.0)	(2,940.0)	1,405.5	30.4	1,504.1	(371.0)
Noncontrolling interests	—	—	—	415.3	—	415.3
TOTAL EQUITY	(371.0)	(2,940.0)	1,405.5	445.7	1,504.1	44.3
TOTAL LIABILITIES AND EQUITY	$(371.0)	$755.3	$1,420.8	$497.4	$1,504.1	$3,806.6

Condensed Consolidated Balance Sheets
December 31, 2013

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$16.8	$—	$28.5	$—	$45.3
Accounts receivable, net	—	492.4	25.2	35.9	(28.3)	525.2
Inventory, net	—	520.0	19.2	58.5	(11.1)	586.6
Deferred tax assets, current	—	69.4	—	0.2	—	69.6
Other current assets	0.3	43.9	0.2	2.1	—	46.5
Total current assets	0.3	1,142.5	44.6	125.2	(39.4)	1,273.2
Property, plant and equipment	—	5,258.4	94.9	518.6	—	5,871.9
Accumulated depreciation	—	(3,881.7)	(67.9)	(42.2)	—	(3,991.8)
Property, plant and equipment, net	—	1,376.7	27.0	476.4	—	1,880.1
Other non-current assets:
Investment in Magnetation LLC	—	—	—	187.8	—	187.8
Investment in affiliates	(2,772.4)	1,393.8	—	—	1,378.6	—
Inter-company accounts	2,551.1	(3,479.7)	1,269.6	(372.9)	31.9	—
Other non-current assets	—	141.0	33.0	90.6	—	264.6
TOTAL ASSETS	$(221.0)	$574.3	$1,374.2	$507.1	$1,371.1	$3,605.7
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$550.5	$6.3	$45.6	$(0.6)	$601.8
Accrued liabilities	—	133.6	2.9	6.4	—	142.9
Current portion of long-term debt	—	0.8	—	—	—	0.8
Current portion of pension and other postretirement benefit obligations	—	85.4	—	0.5	—	85.9
Total current liabilities	—	770.3	9.2	52.5	(0.6)	831.4
Non-current liabilities:
Long-term debt	—	1,506.2	—	—	—	1,506.2
Pension and other postretirement benefit obligations	—	960.6	—	4.8	—	965.4
Other non-current liabilities	—	109.6	—	0.4	—	110.0
TOTAL LIABILITIES	—	3,346.7	9.2	57.7	(0.6)	3,413.0
Total stockholders’ equity (deficit)	(221.0)	(2,772.4)	1,365.0	35.7	1,371.7	(221.0)
Noncontrolling interests	—	—	—	413.7	—	413.7
TOTAL EQUITY	(221.0)	(2,772.4)	1,365.0	449.4	1,371.7	192.7
TOTAL LIABILITIES AND EQUITY	$(221.0)	$574.3	$1,374.2	$507.1	$1,371.1	$3,605.7

Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2014

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net cash flows from operating activities	$(2.0)	$(375.3)	$15.6	$26.3	$4.3	$(331.1)
Cash flows from investing activities:
Capital investments	—	(16.7)	(1.3)	(9.6)	—	(27.6)
Investments in acquired businesses	—	—	—	(45.0)	—	(45.0)
Other investing items, net	—	7.2	—	(0.3)	—	6.9
Net cash flows from investing activities	—	(9.5)	(1.3)	(54.9)	—	(65.7)
Cash flows from financing activities:
Net borrowings under credit facility	—	440.0	—	—	—	440.0
Redemption of long-term debt	—	(0.4)	—	—	—	(0.4)
Debt issuance costs	—	(3.3)	—	—	—	(3.3)
Inter-company activity	3.0	(49.2)	(14.1)	64.6	(4.3)	—
SunCoke Middletown distributions to noncontrolling interest owners	—	—	—	(28.9)	—	(28.9)
Other financing items, net	(1.0)	(0.1)	—	—	—	(1.1)
Net cash flows from financing activities	2.0	387.0	(14.1)	35.7	(4.3)	406.3
Net increase (decrease) in cash and cash equivalents	—	2.2	0.2	7.1	—	9.5
Cash and equivalents, beginning of period	—	16.8	—	28.5	—	45.3
Cash and equivalents, end of period	$—	$19.0	$0.2	$35.6	$—	$54.8

Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2013

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net cash flows from operating activities	$(2.1)	$(167.8)	$22.1	$55.4	$(12.1)	$(104.5)
Cash flows from investing activities:
Capital investments	—	(22.5)	(0.2)	(9.7)	—	(32.4)
Investments in acquired businesses	—	—	—	(50.0)	—	(50.0)
Other investing items, net	—	5.1	(0.4)	0.1	—	4.8
Net cash flows from investing activities	—	(17.4)	(0.6)	(59.6)	—	(77.6)
Cash flows from financing activities:
Net borrowings under credit facility	—	40.0	—	—	—	40.0
Proceeds from issuance of long-term debt	—	31.9	—	—	—	31.9
Redemption of long-term debt	—	(27.0)	—	—	—	(27.0)
Debt issuance costs	—	(2.4)	—	—	—	(2.4)
Inter-company activity	2.8	(34.8)	(21.5)	41.4	12.1	—
SunCoke Middletown distributions to noncontrolling interest owners	—	—	—	(27.6)	—	(27.6)
Other financing items, net	(0.7)	(0.1)	—	(0.6)	—	(1.4)
Net cash flows from financing activities	2.1	7.6	(21.5)	13.2	12.1	13.5
Net increase (decrease) in cash and cash equivalents	—	(177.6)	—	9.0	—	(168.6)
Cash and equivalents, beginning of period	—	203.6	—	23.4	—	227.0
Cash and equivalents, end of period	$—	$26.0	$—	$32.4	$—	$58.4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(dollars in millions, except per share and per ton data or as otherwise specifically noted)

Results of Operations

The Company’s operations consist primarily of nine steelmaking and finishing plants and tubular production facilities located in Indiana, Kentucky, Ohio and Pennsylvania. The Company’s operations produce flat-rolled value-added carbon steels, including premium-quality coated, cold-rolled and hot-rolled carbon steel products, and specialty stainless and electrical steels that are sold in sheet and strip form, as well as carbon and stainless steel that is finished into welded steel tubing.  These products are sold to the automotive, infrastructure and manufacturing, and distributors and converters markets.  The Company sells its carbon products principally to domestic customers.  The Company’s electrical and stainless steel products are sold both domestically and internationally.  The Company also produces carbon and stainless steel that is finished into welded steel tubing used in the automotive, large truck, industrial and construction markets. The Company’s operations include European trading companies that buy and sell steel and steel products and other materials, AK Coal Resources, Inc. (“AK Coal”), which produces metallurgical coal from reserves in Pennsylvania, and a 49.9% equity interest in Magnetation LLC (“Magnetation”), a joint venture that produces iron ore concentrate from previously-mined ore reserves and that is expected to begin producing iron ore pellets in late third quarter of 2014.

Overview

The Company’s second quarter 2014 results reflect substantial improvement in a number of key areas compared to the first quarter of 2014. For example, net sales and shipments increased to $1,530.8 and 1,397,500 tons in the second quarter from $1,383.5 and 1,262,100 tons, respectively, in the first quarter. The increase in shipments in the second quarter was primarily due to the Company’s recovery from the unplanned outage at the Ashland Works blast furnace which occurred in the first quarter, partially offset by the negative effects of the significantly reduced availability of iron ore in the second quarter caused by extreme winter weather conditions in the first quarter. The Company’s adjusted EBITDA (see “Non-GAAP Financial Measures” for definition) similarly improved significantly from an EBITDA loss in the first quarter to adjusted EBITDA of $64.5 in the second quarter.

Likewise, the Company improved from a net loss of $86.1, or $0.63 per diluted share of common stock, in the first quarter to a net loss of $17.1, or $0.13 per diluted share, in the second quarter. When adjusted to exclude unrealized mark-to-market losses on derivatives, the Company achieved adjusted net income in the second quarter of $2.9. The Company uses various derivatives to hedge the price of certain commodities, primarily iron ore and energy. For some of these derivatives, the Company is unable to or does not use hedge accounting treatment under generally accepted accounting principles in the United States (“GAAP”), but instead uses mark-to-market accounting. The results for the second quarter of 2014 include $20.0 for unrealized mark-to-market losses on derivatives, primarily recorded in costs of products sold related to iron ore hedging. Excluding those mark-to-market losses provides an important and valuable metric for comparing the performance of the Company quarter-to-quarter because it is expected that those losses are primarily a matter of timing. The Company expects that either its cost for purchasing the commodities associated with its hedging strategies will be reduced in future periods, primarily in the second half of 2014, by an amount similar to the $20.0 loss recorded in the second quarter, or an offsetting unrealized gain will be recognized if the mark-to-market loss on the derivatives reverses before settlement.

The financial improvements were achieved in the context of significant challenges for the Company and the entire steel industry during the second quarter. For example, the Company incurred higher costs in the second quarter of 2014 as a result of the continued effects of the extreme cold weather conditions experienced in the first quarter. Those conditions resulted in an extraordinarily high level of ice coverage on the Great Lakes, which delayed the start of the 2014 shipping season on the Great Lakes and slowed the movement of iron ore. As a result, the available supply of iron ore to the steel industry in the second quarter was substantially less than had been anticipated and the Company had to reduce the production rate at its blast furnaces to match production levels to the available supply of iron ore. The Company also experienced higher transportation costs for the iron ore pellets it received in the second quarter. The Company estimates that the effect of these issues resulted in additional costs of approximately $15.0, or $0.11 per diluted share, in the second quarter.

The Company’s second quarter 2014 results compared favorably to the results of the same quarter in 2013. The benefits of higher sales revenue from higher shipments of carbon steel to the spot market and higher prices for those sales, lower costs for coal and coke and the absence of the unplanned outage at the Middletown Works blast furnace that occurred in the second quarter of 2013 were partly offset by several negative factors, including higher costs for iron ore, carbon scrap and utilities and the effect of unrealized mark-to-market losses on commodity derivatives. Driven principally by these factors, the Company reported a net loss of $17.1, or $0.13 per diluted share of common stock, in the second quarter of 2014, as compared to a net loss of $40.4, or $0.30 per diluted share, in the second quarter of 2013. The Company’s adjusted EBITDA improved to $64.5 in the second quarter of 2014 from $47.5 in the second quarter of 2013.

On July 19, 2014, the Company signed an agreement to acquire Severstal North America’s integrated steelmaking assets located in Dearborn, Michigan for $700.0 in cash. The acquisition also includes a cokemaking facility and interests in three joint ventures that process flat-rolled steel products. The transaction is subject to customary closing conditions and regulatory approvals. Subject to the conclusion of the regulatory review, the closing is expected to occur late in the third quarter or in the fourth quarter of 2014. See the Strategic Investments section for additional information on the acquisition.

Steel Shipments

Total shipments were 1,397,500 tons and 1,323,700 tons for the three months ended June 30, 2014 and 2013, respectively. Total shipments were 2,659,600 tons and 2,613,500 tons for the six months ended June 30, 2014 and 2013, respectively. The 6% increase in total shipments in the second quarter and the 2% increase for the first half of 2014 compared to the prior year periods were attributable principally to higher shipments of carbon steel to the automotive and infrastructure and manufacturing markets. Shipments to the spot market were lower due to the production issues discussed above.

For the three months ended June 30, 2014, value-added products comprised 85.3% of total shipments, compared to 86.7% of total shipments in the three months ended June 30, 2013. For the six months ended June 30, 2014, value-added products comprised 87.2% of total shipments, compared to 85.6% of total shipments in the six months ended June 30, 2013. The Company continued to focus on maximizing profitability through product mix adjustments based on current and projected market demands—both domestically and internationally. The following table presents net shipments by product line:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
Value-added Shipments	(tons in thousands)				(tons in thousands)
Stainless/electrical	223.8	16.0%	215.1	16.2%	430.0	16.2%	419.5	16.1%
Coated	637.5	45.6%	639.1	48.3%	1,238.3	46.6%	1,216.2	46.5%
Cold-rolled	298.0	21.3%	262.1	19.8%	584.5	22.0%	539.5	20.6%
Tubular	33.5	2.4%	31.5	2.4%	64.4	2.4%	63.0	2.4%
Subtotal value-added shipments	1,192.8	85.3%	1,147.8	86.7%	2,317.2	87.2%	2,238.2	85.6%
Non Value-added Shipments
Hot-rolled	177.1	12.7%	151.8	11.5%	285.6	10.7%	324.1	12.4%
Secondary	27.6	2.0%	24.1	1.8%	56.8	2.1%	51.2	2.0%
Subtotal non value-added shipments	204.7	14.7%	175.9	13.3%	342.4	12.8%	375.3	14.4%
Total shipments	1,397.5	100.0%	1,323.7	100.0%	2,659.6	100.0%	2,613.5	100.0%

Sales

Net sales for the second quarter of 2014 increased by approximately 9% compared to the second quarter of 2013, and the Company’s average selling price for the second quarter of 2014 was $1,095 per ton, a 3% increase from the Company’s average selling price of $1,061 per ton for the second quarter of 2013, primarily as a result of higher prices for carbon steel products sold to the spot market. For the six months ended June 30, 2014, net sales increased by approximately 5% compared to the six months ended June 30, 2013, and the Company’s average selling price for the six months ended June 30, 2014 was $1,096 per ton, a 3% increase from the Company’s average selling price of $1,061 per ton for the six months ended June 30, 2013, primarily as a result of higher prices for carbon steel products sold to the spot market.

Net sales to customers outside the United States for the three and six months ended June 30, 2014 totaled $184.8 and $350.6, respectively, compared to $182.3 and $368.9 for the three and six months ended June 30, 2013, respectively. Despite a decline in sales in the first quarter of 2014, market demand for electrical steel improved in the second quarter.

Cost of Products Sold

The Company experienced higher input costs for iron ore, carbon scrap and utilities, partly offset by lower costs for coke and coal, in the second quarter of 2014 compared to the second quarter of 2013 and in the six months ended June 30, 2014 compared to the same period in the prior year. The effects of the extreme cold weather conditions experienced in the first quarter of 2014 continued into the second quarter as the extraordinarily high level of ice coverage on the Great Lakes delayed the start of the

2014 Great Lakes shipping season and slowed the movement of iron ore. As a result, the available supply of iron ore to the steel industry in the second quarter of 2014 was less than had been anticipated and the Company was forced to reduce the production rate at its blast furnaces to match production levels to the available supply of iron ore. The Company also experienced higher transportation costs for the iron ore pellets it received in the second quarter. The Company estimates that the effect of these issues resulted in additional costs of approximately $15.0 in the second quarter of 2014. In addition, the Company’s costs for natural gas and electricity for the six months ended June 30, 2014 included approximately $30.0 of additional costs as a result of the extreme cold weather conditions in the United States during the first quarter of 2014.

Included in cost of products sold for the second quarter 2014 was an unrealized mark-to-market loss on commodity derivatives of $19.4. The Company uses various derivatives to hedge the price of certain commodities, primarily iron ore and energy. For some of these derivatives, the Company is unable to or does not use hedge accounting treatment under GAAP, but instead records the changes in the values of the derivatives in the statement of operations using mark-to-market accounting. As a result, unrealized gains and losses are recognized in the statement of operations during the period of change in value of the derivative, which is prior to the periods that the underlying exposures being hedged are recognized. However, the Company expects that either its cost for purchasing iron ore and other commodities associated with the hedging strategies will be reduced by a similar amount in future periods, or an offsetting unrealized gain will be recognized if the mark-to-market loss on the derivative reverses before settlement. Thus, the Company believes that the mark-to-market losses recorded in the second quarter results are primarily a matter of timing and will be substantially offset in the second half of 2014.

The Company incurred planned maintenance outage costs of $2.5 and $31.9 in the three and six months ended June 30, 2014, compared to $21.6 and $22.6 in the corresponding periods of 2013. LIFO credits of $3.3 and $4.8 were recorded for the three and six months ended June 30, 2014, compared to LIFO credits of $12.4 and $18.4 for the three and six months ended June 30, 2013.

Selling and Administrative Expenses

Selling and administrative expenses for the three and six months ended June 30, 2014 were $53.9 and $114.1, respectively, compared to $50.2 and $101.8 for the three and six months ended June 30, 2013, respectively. The increase in the six months ended June 30, 2014 compared to the prior year related primarily to a charge of $5.8 for a tentative settlement of certain class action antitrust claims as discussed in Note 7 to the condensed consolidated financial statements and expenses of $1.0 for costs related to the Dearborn acquisition.

Depreciation

Depreciation expense for the three and six months ended June 30, 2014 was $48.5 and $97.2, respectively, compared to $47.9 and $96.5 for the corresponding periods in 2013.

Pension and Other Postretirement Employee Benefit (“OPEB”) Expense (Income)

The Company recorded pension and OPEB income of $25.0 and $50.7 for the three and six months ended June 30, 2014, respectively. Pension and OPEB income was $16.5 and $32.4 for the corresponding periods in 2013. The increase in income for the three and six months ended June 30, 2014 compared to the prior year was largely a result of an increase in the expected return on a greater amount of plan assets and amortization of unrealized gains.

Operating Profit

The Company reported an operating profit of $36.5 and $1.2 in the three and six months ended June 30, 2014, respectively, compared to operating profit of $13.7 and $46.9 in the three and six months ended June 30, 2013. For the three and six months ended June 30, 2014, the Company experienced year-over-year increases in costs for energy, iron ore and carbon scrap compared to the same periods in 2013. Further, for the six months ended June 30, 2014, the Company incurred planned maintenance outage costs of $31.9 as compared to $22.6 for the first six months of 2013 and unplanned outage costs of $18.0 as compared to $6.2 for the prior year. Included in operating profit was operating profit related to SunCoke Middletown of $15.6 and $30.6 for the three and six months ended June 30, 2014, respectively, compared to $15.0 and $31.9 for the corresponding periods in 2013.

Interest Expense

Interest expense for the three and six months ended June 30, 2014 was $33.2 and $65.4, respectively, compared to $32.0 and $63.0 for the same periods in 2013. The increases over 2013 were primarily related to higher balances outstanding under the Credit Facility.

Other Income (Expense)

Other income (expense) was $(3.0) and $(4.9) for the three and six months ended June 30, 2014, respectively, compared to other income (expense) of $2.5 and $4.3 for the three and six months ended June 30, 2013, respectively. Other income (expense) is primarily related to foreign exchange gains and losses and the Company’s share of income (loss) related to Magnetation. Included in other income (expense) was the Company’s share of income (loss) related to Magnetation of $(2.5) and $(3.8) for the three and six months ended June 30, 2014, respectively, and $(1.2) and $1.1 for the corresponding periods in 2013. The decrease in the Company’s share of income from Magnetation from the prior year periods was due primarily to the effects of the extreme cold weather conditions in 2014 and higher depreciation expense related to fixed assets placed in service.

Income Taxes

Income taxes recorded through June 30, 2014 and 2013 were estimated using the discrete method. Current year income taxes are based on the actual year-to-date pre-tax loss through June 30, 2014, as well as the related change in the valuation allowance on deferred tax assets. The Company was unable to estimate pre-tax income for the remainder of 2014 with sufficient precision for purposes of the effective tax rate method, which requires consideration of a projection of full-year income and the expected change in the valuation allowance. The estimated annual effective tax rate method is not reliable due to its sensitivity to small changes to forecasted annual pre-tax earnings and the effect of the Company’s valuation allowance, which create results with significant variations in the customary relationship between income tax expense and pre-tax income for the interim periods. As a result, the Company determined that the use of the discrete method is more appropriate than the annual effective tax rate method. The Company has estimated the change in valuation allowances required based on the year-to-date pre-tax loss and the change in value of the identified tax-planning strategy, which is determined based on year-to-date LIFO income. Included in income tax expense are non-cash charges of $7.4 and $39.1 for the three and six months ended June 30, 2014, respectively, for changes in the valuation allowance on the Company’s deferred tax assets, compared to $20.7 and $21.8 in the three and six months ended June 30, 2013, respectively.

Net Income (Loss)

As a result of the various factors and conditions described above, the Company reported a net loss attributable to AK Holding for the three months ended June 30, 2014, of $17.1, or $0.13 per diluted share, compared to a net loss of $40.4, or $0.30 per diluted share, for the three months ended June 30, 2013.

For the six months ended June 30, 2014, the Company incurred a net loss attributable to AK Holding of $103.2, or $0.76 per diluted share, compared to a net loss of $50.3, or $0.37 per diluted share for the six months ended June 30, 2013.

Adjusted EBITDA

Adjusted EBITDA (as defined below under Non-GAAP Financial Measures) was $64.5, or $46 per ton, for the second quarter of 2014, compared to adjusted EBITDA of $47.5, or $36 per ton, for the second quarter of 2013. This increase was primarily due to the higher selling prices and shipments described above.

Adjusted EBITDA was $61.7, or $23 per ton, and $114.3, or $44 per ton, for the six months ended June 30, 2014 and 2013, respectively. This decline was primarily the result of higher costs incurred in the first quarter of 2014 described above.

Non-GAAP Financial Measures

In certain of its disclosures, the Company has reported adjusted EBITDA and has reported adjusted net income that excludes the effects of unrealized mark-to-market gains (losses) on derivative contracts used to hedge commodity risks. EBITDA is an acronym for earnings before interest, taxes, depreciation and amortization. It is a metric that is sometimes used to compare the results of companies by removing the effects of different factors that might otherwise make comparisons inaccurate or inappropriate. For purposes of this report, the Company has made an adjustment to EBITDA in order to exclude the effect of noncontrolling interests. The adjusted results, although not financial measures under GAAP and not identically applied by other companies, facilitate the ability to analyze the Company’s financial results in relation to those of its competitors and to the Company’s prior financial performance by excluding items that otherwise would distort the comparison.  Adjusted EBITDA and adjusted net income are not, however, intended as alternative measures of operating results or cash flow from operations as determined in accordance with GAAP and are not necessarily comparable to similarly titled measures used by other companies.

Neither current shareholders nor potential investors in the Company’s securities should rely on adjusted EBITDA as a substitute for any GAAP financial measure and the Company encourages current and potential investors to review the following reconciliations of net income (loss) attributable to AK Holding to adjusted EBITDA.

Reconciliation of Adjusted EBITDA

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income (loss) attributable to AK Holding	$(17.1)	$(40.4)	$(103.2)	$(50.3)
Net income attributable to noncontrolling interests	15.6	14.9	30.5	31.6
Income tax expense	1.8	9.7	3.6	6.9
Interest expense	33.2	32.0	65.4	63.0
Interest income	—	(0.2)	—	(0.9)
Depreciation	48.5	47.9	97.2	96.5
Amortization	1.6	2.0	5.8	6.1
EBITDA	83.6	65.9	99.3	152.9
Less: EBITDA of noncontrolling interests (a)	19.1	18.4	37.6	38.6
Adjusted EBITDA	$64.5	$47.5	$61.7	$114.3
Adjusted EBITDA per ton	$46	$36	$23	$44

(a)	The reconciliation of EBITDA of noncontrolling interests to net income attributable to noncontrolling interests is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income attributable to noncontrolling interests	$15.6	$14.9	$30.5	$31.6
Depreciation	3.5	3.5	7.1	7.0
EBITDA of noncontrolling interests	$19.1	$18.4	$37.6	$38.6

Reconciliation of Adjusted Net Income

Three Months Ended
June 30, 2014
(dollars in millions, except per share)
Reconciliation to Net Income (Loss) Attributable to AK Steel Holding
Adjusted net income attributable to AK Steel Holding Corporation	$2.9
Unrealized mark-to-market loss on derivatives	(20.0)
Net income (loss) attributable to AK Steel Holding Corporation, as reported	$(17.1)

Reconciliation to Basic and Diluted Earnings (Losses) per Share
Adjusted basic and diluted earnings per share	$0.02
Unrealized mark-to-market loss on derivatives	(0.15)
Basic and diluted earnings (losses) per share, as reported	$(0.13)

Outlook

Consistent with its current practice, AK Steel expects to provide detailed guidance for the Company’s third quarter 2014 results in September. However, in advance of that guidance, the Company notes that it expects continued improvement in the third quarter of 2014 compared to the first and second quarters of 2014. The improved outlook for the third quarter is due to a variety of factors, including the anticipated recovery from the effects of the severe winter weather conditions in the first quarter, which substantially reduced the availability of iron ore and consequently reduced carbon steel production. That said, the Company continues to experience some operational issues at its Ashland Works blast furnace which will offset some of the anticipated benefits from these factors. The Company is taking steps to remedy the situation and to minimize the potential impact on its customers.

Liquidity and Capital Resources

In March 2014, AK Steel entered into a new $1.1 billion Credit Facility with a group of lenders. The Credit Facility, which expires in March 2019, replaced AK Steel’s prior $1.1 billion asset-backed revolving credit facility (the “Replaced Credit Facility”), which was set to expire in April 2016, and is secured by the same classes of assets as the Replaced Credit Facility. The Credit Facility contains common restrictions similar to the Replaced Credit Facility, including limitations on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliate transactions. Availability is calculated as the lesser of the Credit Facility commitments or the Company’s eligible collateral after advance rates, less outstanding revolver borrowings and letters of credit. The Company’s obligations under the Credit Facility are secured by its inventory and accounts receivable, and availability under the Credit Facility fluctuates monthly based on the varying levels of eligible collateral. The Credit Facility provides the Company with enhanced liquidity and greater financial and strategic flexibility. The Credit Facility includes a separate “first-in, last-out”, or “FILO” tranche, which allows the Company to maximize its eligible collateral at higher advance rates. The Credit Facility requires maintenance of a minimum fixed charge coverage ratio of one to one if availability under the Credit Facility is less than $110.0. The Company intends to use the Credit Facility for working capital and general corporate purposes and does not expect the Credit Facility’s restrictions to affect or limit its ability to conduct its business in the ordinary course. In April 2014, in order to provide additional collateral to the borrowing base and increase the Company’s availability under the Credit Facility, thereby enhancing its liquidity, the Company added AK Tube LLC and AK Steel Properties, Inc., both 100%-owned subsidiaries, as guarantors under the Credit Facility, in addition to the existing guarantor, AK Holding. At June 30, 2014, the Company’s eligible collateral, after application of applicable advance rates, was $1,100.0. As of June 30, 2014, there were outstanding Credit Facility borrowings of $530.0. Availability as of June 30, 2014 was further reduced by $67.5 of outstanding letters of credit, resulting in remaining availability of $502.5. During the six-month period ended June 30, 2014, utilization of the Replaced Credit Facility and the Credit Facility ranged from $90.0 to $590.0, with outstanding borrowings averaging $348.2 per day.

Cash used by operations totaled $331.1 for the six months ended June 30, 2014. This total included cash generated by SunCoke Middletown of $32.6, which can only be used by SunCoke Middletown for its operations or distributed to SunCoke. Primary uses of cash were $112.4 for pension contributions, $34.7 for OPEB payments (net of Medicare subsidy reimbursements), an increase in working capital of $162.4, with the remainder used to fund interest payments and normal business activities. The increase in working capital primarily was the result of seasonal inventory fluctuations and an increase in accounts receivable from strong June sales. An increase in accounts payable due to higher inventory levels partially offset this use of cash.

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

Pension- and Retiree Healthcare Benefit-related Matters

The Company has contributed $196.5 to the master pension trust during 2014.  Of this total, $112.4 was made in the first half of 2014 and the remaining $84.1 was made in July, leaving no further expected contributions for the year.

On July 31, 2014, the Highway and Transportation Funding Act was passed by Congress and sent to the President for signature. The Highway and Transportation Funding Act includes a provision for interest rate stabilization for defined benefit employee pension plans. As a result of the stabilization provision, and based on current actuarial assumptions, the Company expects its pension contributions to decrease by approximately $65.0 in 2015, thus reducing its required pension contributions for 2015 from a previously estimated $100.0 to a current estimate of approximately $35.0. For 2016, the Company currently estimates its pension contributions to be about $15.0, down from a previous estimate of approximately $50.0, for a decrease of $35.0. These estimates are subject to changes in assumptions, primarily related to future investment performance of the pension funds, actuarial data relating to plan participants and the interest rate used to discount benefits to their present value.

Investing and Financing Activities

During the six months ended June 30, 2014, net cash used by investing activities totaled $65.7, primarily for a capital contribution to Magnetation of $45.0 and capital investments of $27.6.

The Company anticipates 2014 capital and strategic investments of approximately $160.0. This includes $100.0 in capital contributions to Magnetation that completes AK Steel’s required capital contributions, as discussed in the Strategic Investments—Magnetation section. The Company expects to fund these investments from cash generated from operations and from borrowings under its Credit Facility.

During the six months ended June 30, 2014, cash generated by financing activities totaled $406.3. This consisted primarily of credit facility borrowings of $440.0, partially offset by distributions from SunCoke Middletown to its noncontrolling interest owners of $28.9.

Dividends

The Company’s Credit Facility contains certain restrictive covenants with respect to the Company’s payment of dividends. Under these covenants, dividends are permitted provided (i) availability under the Credit Facility exceeds $247.5 or (ii) availability exceeds $192.5 and the Company meets a fixed charge coverage ratio of one to one as of the most recently ended fiscal quarter. If the Company cannot meet either of these thresholds, dividends would be limited to $12.0 annually. At June 30, 2014, the availability under the Credit Facility significantly exceeded $247.5. Accordingly, although the Company has elected to suspend its dividend program, there currently are no covenants that would restrict the Company’s ability to declare and pay a dividend to its stockholders.

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

During the period, the Company was in compliance with all the terms and conditions of its debt agreements. In addition, there are no restrictions in the Company’s debt agreements that are expected to restrict the ability of the Company to complete the acquisition of Severstal North America’s integrated steelmaking assets located in Dearborn, Michigan as discussed in the Strategic Investments section.

Strategic Investments

Dearborn Steelmaking Facilities and Related Assets

On July 19, 2014, the Company signed an agreement to acquire Severstal North America’s integrated steelmaking assets located in Dearborn, Michigan for $700.0 in cash. The acquisition also includes a cokemaking facility and interests in three joint ventures that process flat-rolled steel products. The transaction is subject to customary closing conditions and regulatory approvals. Subject to the conclusion of the regulatory review, the closing is expected to occur late in the third quarter or in the fourth quarter of 2014.

Similar to AK Steel’s existing carbon steel operations, the Dearborn plant produces hot and cold rolled sheet and hot dip galvanized products, as well as other flat-rolled steel products. The Dearborn facility is strategically located in close proximity to many of AK Steel’s customers, and the assets at the steel plant and the other acquired facilities complement AK Steel’s existing carbon steel operations. The plant employs approximately 1,400 people and is capable of producing about 2.5 million tons of finished steel per year. Upon completion of the acquisition, the Company’s annual shipments are expected to exceed 7.5 million tons. In 2011, Severstal completed a large-scale modernization campaign at the Dearborn plant and began operating a new pickle line tandem cold mill and a new hot dip galvanizing line. During the campaign, Severstal invested $1.2 billion in new state-of-the-art equipment and various operational improvements. Dearborn’s blast furnace, which was rebuilt in 2007, is among the most efficient and productive blast furnaces in the world for its size. In addition to these assets, other assets acquired would include net working capital of $300.0.

The Company believes that this transaction will, among other things, further its automotive market strategy, provide the Company with a northern carbon steel plant that is located in close proximity to many of its major customers, give the Company a bigger and better platform with which to meet the future light-weighting needs of its automotive customers, and provide it with greater and enhanced operational flexibility. The Company expects to realize significant cost-based synergies of approximately $50.0 annually, of which approximately $25.0 are expected to be realized in the first full year following the closing of the transaction.

AK Steel intends to finance the acquisition with a prudent combination of debt and equity securities to enhance the Company’s credit profile and provide accretive benefits to stockholders. The acquisition is supported by a fully committed bridge financing facility.

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

Magnetation currently operates two iron ore concentrate plants located in Minnesota, which together are able to produce a total of approximately 1.5 million short tons of iron ore concentrate annually. Magnetation is constructing an iron ore pelletizing plant in Reynolds, Indiana with expected annual capacity of approximately 3.3 million short tons. The pellet plant is currently expected to commence operations in late third quarter of 2014. The pellet plant will be fed by Magnetation’s concentrate plants. When the pellet plant is fully operational, the Company expects the pellet production from Magnetation eventually will satisfy about 50% of AK Steel’s current iron ore pellet requirements for its Middletown and Ashland Works, at a net cost to AK Steel substantially below the current global market price. Through an offtake agreement, AK Steel will have the right to purchase all of the pellets produced by the pellet plant and an obligation to purchase a portion of those pellets. In addition to the direct financial benefits of purchasing pellets at a lower net cost, AK Steel also expects that its sourcing of pellets from the Magnetation pellet plant will provide AK Steel with significant working capital advantages and transportation cost savings for the foreseeable future.

Magnetation has also begun work on its third iron ore concentrate plant. Magnetation anticipates the third concentrate plant will begin operations in late 2014 or early 2015, in time to ensure a consistent source of concentrate to feed the pellet plant at full capacity. Magnetation has secured the environmental permits required to construct this third plant, though additional permitting activity is continuing for those approvals necessary to its long-term operation. Although Magnetation expects to timely receive all necessary permits and has been successful in permitting its first two concentrate plants, there is no guarantee that Magnetation will receive its remaining necessary permits in a timely basis or at all. The pellet plant is expected to consume the majority of the joint venture’s concentrate production, with the balance going to third-party customers.

The Company estimates that Magnetation’s capital investment required to construct the pellet plant and additional iron ore concentrate capacity to support its operations will total approximately $530.0. Of this total, the pellet plant is expected to require approximately $375.0, with the additional concentrate capacity requiring the remaining estimated $155.0. Other companies’ investment costs for a pellet plant facility and related operations have in some cases been substantially higher than those expected for the Magnetation pellet plant and related operations. The lower costs expected for the Magnetation plants are due chiefly to the proprietary process used by Magnetation’s concentrate plants to produce refined feedstock for its pellet plant at a low capital intensity compared to traditional, expensive mining methods. The innovative process utilized by Magnetation’s concentrate plants enable it to avoid some of the other processes (and forego the related capital costs) that a traditional integrated mining and pellet plant facility typically requires, such as stripping, drilling, blasting, primary crushing, secondary crushing, tertiary crushing and primary grinding. As such, AK Steel anticipates that Magnetation’s capital costs to construct its pellet plant and related facilities will be substantially lower than the costs of constructing a traditional end-to-end iron ore mining, crushing, grinding, concentrating and pelletizing facility.

AK Steel made capital contributions to Magnetation of $45.0 in the six months ended June 30, 2014 and an additional $45.0 in July 2014. AK Steel expects to contribute its final required capital contribution of $10.0 to Magnetation later in 2014, upon the commencement of operations at the pellet plant.

In July 2014, Magnetation completed a private offering of $100.0 aggregate principal amount of 11.00% Senior Secured Notes due 2018 as a tack-on to its existing notes at an offering price of 108.75%. Magnetation will use the net proceeds of the offering principally for capital expenditures related to the construction of its iron ore pellet plant in Reynolds, Indiana and additional concentrate capacity in northern Minnesota and general corporate purposes. The Magnetation Senior Secured Notes are non-recourse to AK Steel. This offering provides Magnetation with additional funds to complete the constructions projects described above and to provide sufficient liquidity during the ramp-up period.

AK Coal

AK Coal, a wholly-owned subsidiary of AK Steel, produces low-volatile metallurgical coal from significant owned or leased reserves in Pennsylvania. AK Coal began mining activities at its North Fork mine in 2013 and began shipping coal to coking facilities for use in AK Steel’s blast furnaces. AK Steel currently estimates that AK Coal will deliver clean coal from its North Fork mine at an annualized rate of approximately 360,000 tons in 2015, although that may vary depending on market conditions for coal. The Company’s capital investment in AK Coal totaled $10.2 in the six months ended June 30, 2014. Although the Company believes that AK Coal will produce coal at a comparatively low cost over the long-term, the Company has currently elected to defer some of its remaining planned capital investment and delay opening additional mines in light of current and anticipated near-term coal prices. AK Coal will continue to develop and refine its mine development plan, which will provide a long-term planned approach to mining coal in the area, and maintain its efforts to secure the environmental permits required for the operations contemplated in the mine plan. In so doing, AK Coal will be prepared to expand mining operations and increase production in a relatively short time period in the event that metallurgical coal prices rise to a level at which such increased production would be advantageous to the Company in lowering the cost of its future coal purchases.

New Accounting Pronouncements

The Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), during the second quarter of 2014. Topic 606 affects virtually all aspects of an entity’s revenue recognition, including determining the measurement of revenue and the timing of when it is recognized for the transfer of goods or services to customers. Topic 606 is effective for annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the effect of the adoption of Topic 606 on its financial position and results of operations.

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

The Company cautions readers that such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management, including that the acquisition of Severstal Dearborn may not be consummated, or may not be consummated in a timely manner; that regulatory approval not be obtained or may only be obtained subject to conditions that are not anticipated; that Severstal Dearborn will not be integrated successfully into AK Steel following the consummation of the acquisition; and that cost savings, synergies, accretion to earnings, increased shipments and other anticipated benefits and opportunities from the acquisition may not be fully realized or may take longer to realize than expected. In addition, our results and financial condition and any benefits from the acquisition, if consummated, could be adversely affected by reduced selling prices, shipments and profits associated with a highly competitive industry with excess capacity; changes in the cost of raw materials and energy; the Company’s significant amount of debt and other obligations; severe financial hardship or bankruptcy of one or more of the Company’s major customers; reduced demand in key product markets due to competition from alternatives to steel or other factors; increased global steel production and imports; excess inventory of raw materials; supply chain disruptions or poor quality of raw materials; production disruption or reduced production levels; the Company’s healthcare and pension obligations; not timely reaching new labor agreements; major litigation, arbitrations, environmental issues and other contingencies; regulatory compliance and changes; climate change and greenhouse gas emission limitations; conditions in the financial, credit, capital and banking markets; the Company’s use of derivative contracts to hedge commodity pricing volatility; the value of the Company’s net deferred tax assets; inability to fully realize benefits of long-term cost savings and margin enhancement initiatives; lower quantities, quality or yield of estimated coal reserves of AK Coal; increased governmental regulation of mining activities; inability to hire or retain skilled labor and experienced manufacturing and mining managers; and IT security threats and sophisticated cybercrime; as well as those risks and uncertainties discussed in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as updated in subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with or furnished to the Securities and Exchange Commission.

Any forward-looking statement made by the Company in this document speaks only as of the date on which it is made. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company’s primary areas of market risk include changes in (a) interest rates, (b) the prices of raw materials and energy sources and (c) foreign currency exchange rates. The Company manages interest rate risk by issuing variable- and fixed-rate debt, and had total long-term indebtedness (excluding unamortized debt discount and premium) of $1,979.7 and $1,540.1 at June 30, 2014 and December 31, 2013, respectively. The amount at June 30, 2014, consisted of $1,423.7 of fixed-rate debt, $26.0 of variable-rate Industrial Revenue Bonds and $530.0 of borrowings under its Credit Facility that bears interest at variable interest rates. An increase in prevailing interest rates would increase interest expense and interest paid for the variable-rate debt, including any outstanding borrowings under the Credit Facility. For example, a 1% increase in interest rates would result in an increase in annual interest expense of approximately $5.6 on the Company’s outstanding debt at June 30, 2014.

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

For derivatives designated in cash flow hedging relationships, the effective portion of the gains and losses from the use of these instruments for natural gas, electricity, iron ore, zinc and hot roll carbon steel coils are recorded in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets and recognized into net sales or cost of products sold in the same period as the earnings recognition of the associated underlying transaction. At June 30, 2014, accumulated other comprehensive income (loss) included $7.4 in unrealized after-tax gains for these derivative instruments. All other commodity price swaps and options are marked to market and recognized into net sales or cost of products sold with the offset recognized as an asset or accrued liability. At June 30, 2014, other current assets of $3.1, other non-current assets of $0.1, accrued liabilities of $25.1 and other noncurrent liabilities of $0.5 were included on the Consolidated Balance Sheets for the fair value of commodity derivatives. At December 31, 2013, other current assets of $4.9, accrued liabilities of $0.4 and other non-current liabilities of $0.1 were included on the Consolidated Balance Sheets for the fair value of commodity derivatives.

The following table presents the negative effect on pre-tax income of a hypothetical change in the fair value of derivative instruments outstanding at June 30, 2014, due to an assumed 10% and 25% decrease in the market price of each of the indicated commodities.

	Negative (Positive) Effect on Pre-tax Income
Commodity Derivative	10% Decrease	25% Decrease
Natural gas	$1.2	$3.0
Nickel	0.4	1.1
Zinc	0.6	1.5
Electricity	1.5	3.7
Iron ore	13.8	34.5
Hot roll carbon steel coils	(9.6)	(23.9)

Because these instruments are structured and used as hedges, these hypothetical losses (gains) would be offset by lower prices paid for the physical commodity used in the normal production cycle or lower prices received from the sale of hot roll coils. The Company does not enter into swap or option contracts for trading purposes.

The Company also is subject to risks of exchange rate fluctuations on a portion of intercompany receivables that are denominated in foreign currencies. The Company uses forward currency contracts to manage exposures to certain of these currency price fluctuations. At June 30, 2014 and December 31, 2013, the Company had outstanding forward currency contracts with a total contract value of $26.0 and $24.4, respectively, for the sale of euros. At June 30, 2014, other current assets of $0.1, and at December 31, 2013, accrued liabilities of $0.7, were included on the Consolidated Balance Sheets for the fair value of these contracts. Based on the contracts outstanding at June 30, 2014, a 10% change in the dollar to euro exchange rate would result in an approximate $2.6 pretax effect on the value of these contracts on a mark-to-market basis, which would offset the effect of a change in the exchange rate on the underlying receivable.

Item 4. Controls and Procedures.

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information is disclosed, accumulated and communicated to management in a timely fashion. An evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

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

Item 1A. Risk Factors.

The Company cautions readers that its business activities involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management. The Company described the principal risk factors that could impact its results in its Annual Report on Form 10-K for the year ended December 31, 2013. Set forth below is an update to those prior risk factor descriptions.

Risks related to the completion of the Severstal Dearborn acquisition. Completion of the proposed acquisition of Severstal North America’s Dearborn steelmaking facility and related assets (“Severstal Dearborn”) is conditioned upon, among other things, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR”), as well as certain customary conditions to closing included in the Membership Interest Purchase Agreement (“Purchase Agreement”) governing the transaction. There is a risk that the Severstal Dearborn acquisition may not receive HSR clearance in time to permit the acquisition to be completed during the fourth quarter of 2014, as anticipated by the Company, that such clearance may only be obtained subject to conditions that are not expected, or that clearance may not be obtained at all. In addition, other matters, including the failure of one or both parties to satisfy other conditions to closing in the Purchase Agreement beyond HSR clearance, may preclude the Company from consummating the Severstal Dearborn acquisition on a timely basis or at all.

Risk of failure to achieve the estimated synergies and other expected benefits of the Severstal Dearborn acquisition and/or to integrate Severstal Dearborn successfully following completion of the transaction. The Company may be unable to achieve the strategic, operational, financial and other benefits, and/or the resulting estimated synergies, contemplated by the Company with respect to the acquisition of Severstal Dearborn to the full extent expected or in a timely manner. The integration of Severstal Dearborn’s operations into the Company will be a complex and lengthy endeavor, and to the extent that the Company is not as successful as expected in integrating Severstal Dearborn, the cost savings, synergies, accretion to earnings, increased shipments and other anticipated benefits and opportunities from the acquisition may not be fully realized or may take longer to realize than expected. In addition, the announcement, pendency and consummation of the Severstal Dearborn acquisition could cause disruptions in and create uncertainty surrounding the Company’s relationships with existing and future customers, suppliers and employees, which could have an adverse effect on the Company’s business, financial results and cash flows, regardless of whether the acquisition is completed in a timely manner or at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities in the quarter ended June 30, 2014.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
April 2014	1,031	$7.30	—
May 2014	9,162	6.42	—
June 2014	901	7.73	—
Total	11,094	6.61	—	$125.6

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
2.1
Membership Interest Purchase Agreement, dated July 18, 2014, by and among Severstal Columbus Holdings, LLC, Severstal Dearborn, LLC and AK Steel Corporation (incorporated by reference to Exhibit 2.1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on July 22, 2014).

3.1
Certificate Of Amendment Of Restated Certificate Of Incorporation (incorporated by reference to Exhibit 3.1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on June 3, 2014).

10.1
Commitment Letter, dated July 19, 2014, with Credit Suisse AG, Cayman Islands Branch and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on July 22, 2014).

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
95.1	Mine Safety Disclosure Exhibit
101
Financial statements from the Quarterly Report on Form 10-Q of AK Steel Holding Corporation for the quarter ended June 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity (Deficit) and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AK STEEL HOLDING CORPORATION
(Registrant)

Dated:	August 1, 2014	/s/ ROGER K. NEWPORT
Roger K. Newport
Senior Vice President, Finance and Chief Financial Officer

Dated:	August 1, 2014	/s/ GREGORY A. HOFFBAUER
Gregory A. Hoffbauer
Controller and Chief Accounting Officer