Form 10-Q
period 2014-09-30
AK STEEL HOLDING CORP
filed 2014-11-04
CIK 918160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

or

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

There were 177,074,749 shares of common stock outstanding as of October 31, 2014.

AK STEEL HOLDING CORPORATION

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited)	2014	2013	2014	2013

Net sales	$1,593.8	$1,331.3	$4,508.1	$4,105.6

Cost of products sold (exclusive of items shown separately below)	1,438.9	1,222.4	4,191.4	3,783.9
Selling and administrative expenses (exclusive of items shown separately below)	65.6	51.5	179.7	153.3
Depreciation	49.1	48.4	146.3	144.9
Pension and OPEB expense (income)	(23.5)	(16.9)	(74.2)	(49.3)

Total operating costs	1,530.1	1,305.4	4,443.2	4,032.8

Operating profit	63.7	25.9	64.9	72.8

Interest expense	35.6	32.1	101.0	95.1
Other income (expense)	(15.3)	(2.8)	(20.2)	1.5

Income (loss) before income taxes	12.8	(9.0)	(56.3)	(20.8)

Income tax expense	3.9	6.7	7.5	13.6

Net income (loss)	8.9	(15.7)	(63.8)	(34.4)
Less: Net income attributable to noncontrolling interests	16.1	16.0	46.6	47.6

Net income (loss) attributable to AK Steel Holding Corporation	$(7.2)	$(31.7)	$(110.4)	$(82.0)

Basic and diluted earnings per share:
Net income (loss) attributable to AK Steel Holding Corporation common stockholders	$(0.05)	$(0.23)	$(0.79)	$(0.60)

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited)	2014	2013	2014	2013
Net income (loss)	$8.9	$(15.7)	$(63.8)	$(34.4)
Other comprehensive income (loss), before tax:
Foreign currency translation gain (loss)	(2.5)	1.2	(2.6)	0.5
Cash flow hedges:
Gains (losses) arising in period	(2.7)	10.3	(9.6)	0.6
Reclassification of losses (gains) to net income (loss)	3.9	(5.9)	(0.1)	(20.5)
Unrealized holding gains (losses) on securities:
Unrealized holding gains (losses) arising in period	—	—	—	0.2
Pension and OPEB plans:
Prior service credit (cost) arising in period	(2.1)	(6.1)	(2.1)	(6.1)
Gains (losses) arising in period	(3.0)	9.6	(8.3)	9.6
Reclassification of prior service cost (credits) included in net income (loss)	(17.2)	(19.1)	(51.7)	(57.3)
Reclassification of losses (gains) included in net income (loss)	1.0	6.6	0.4	21.0
Other comprehensive income (loss), before tax	(22.6)	(3.4)	(74.0)	(52.0)
Income tax expense related to items of comprehensive income (loss)	—	—	—	—
Other comprehensive income (loss)	(22.6)	(3.4)	(74.0)	(52.0)
Comprehensive income (loss)	(13.7)	(19.1)	(137.8)	(86.4)
Less: Comprehensive income attributable to noncontrolling interests	16.1	16.0	46.6	47.6
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$(29.8)	$(35.1)	$(184.4)	$(134.0)

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share data)

(unaudited)	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$60.8	$45.3
Accounts receivable, net	707.6	525.2
Inventory, net	1,126.0	586.6
Deferred tax assets, current	74.7	69.6
Other current assets	76.3	46.5
Total current assets	2,045.4	1,273.2
Property, plant and equipment	6,335.9	5,871.9
Accumulated depreciation	(4,120.8)	(3,991.8)
Property, plant and equipment, net	2,215.1	1,880.1
Other non-current assets:
Investments in affiliates	396.5	209.8
Other non-current assets	228.4	242.6
TOTAL ASSETS	$4,885.4	$3,605.7
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$812.3	$601.8
Accrued liabilities	281.7	142.9
Current portion of long-term debt	0.2	0.8
Current portion of pension and other postretirement benefit obligations	62.2	85.9
Total current liabilities	1,156.4	831.4
Non-current liabilities:
Long-term debt	2,406.4	1,506.2
Pension and other postretirement benefit obligations	832.4	965.4
Other non-current liabilities	124.4	110.0
TOTAL LIABILITIES	4,519.6	3,413.0
Exchangeable notes exchange feature	31.0	—
Equity:
Common stock, authorized 300,000,000 shares of $0.01 par value each; issued 177,216,956 and 149,691,388 shares in 2014 and 2013; outstanding 177,073,715 and 136,380,078 shares in 2014 and 2013	1.8	1.5
Additional paid-in capital	2,226.4	2,079.2
Treasury stock, common shares at cost, 143,241 and 13,311,310 shares in 2014 and 2013	(1.0)	(174.0)
Accumulated deficit	(2,561.5)	(2,451.1)
Accumulated other comprehensive income	249.4	323.4
Total stockholders’ equity (deficit)	(84.9)	(221.0)
Noncontrolling interests	419.7	413.7
TOTAL EQUITY	334.8	192.7
TOTAL LIABILITIES AND EQUITY	$4,885.4	$3,605.7

The Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, include the following amounts related to consolidated variable interest entities, prior to intercompany eliminations. See Note 13 for more information concerning variable interest entities.

(unaudited)	September 30, 2014	December 31, 2013
SunCoke Middletown
Cash and cash equivalents	$16.3	$14.2
Inventory, net	30.6	22.1
Property, plant and equipment	419.5	418.5
Accumulated depreciation	(39.7)	(29.0)
Accounts payable	8.6	13.3
Other assets (liabilities), net	(1.0)	(0.7)
Noncontrolling interests	417.9	411.8

Other variable interest entities
Cash and cash equivalents	$0.8	$1.0
Property, plant and equipment	11.4	11.5
Accumulated depreciation	(9.2)	(9.2)
Other assets (liabilities), net	0.6	0.6
Noncontrolling interests	1.8	1.9

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
	Nine Months Ended September 30,
(unaudited)	2014	2013
Cash flows from operating activities:
Net income (loss)	$(63.8)	$(34.4)
Depreciation	135.6	134.4
Depreciation—SunCoke Middletown	10.7	10.5
Amortization	15.9	15.1
Deferred income taxes	6.3	11.0
Pension and OPEB expense (income)	(74.2)	(49.3)
Contributions to pension trust	(196.5)	(140.2)
Contributions to retirees VEBAs	(3.1)	(30.8)
Other postretirement benefit payments	(48.8)	(47.2)
Changes in working capital, net of effect of acquired business	(134.9)	(91.7)
Changes in working capital—SunCoke Middletown	(13.7)	(1.0)
Other operating items, net	(14.1)	(0.1)
Net cash flows from operating activities	(380.6)	(223.7)

Cash flows from investing activities:
Capital investments	(38.2)	(45.3)
Capital investments—SunCoke Middletown	(1.1)	(2.8)
Investments in Magnetation joint venture	(90.0)	(50.0)
Investment in acquired business, net of cash acquired	(677.2)	—
Other investing items, net	15.4	15.1
Net cash flows from investing activities	(791.1)	(83.0)

Cash flows from financing activities:
Net borrowings under credit facility	470.0	185.0
Proceeds from issuance of long-term debt	427.1	31.9
Redemption of long-term debt	(0.6)	(27.2)
Proceeds from issuance of common stock	345.3	—
Debt issuance costs	(10.6)	(3.1)
SunCoke Middletown distributions to noncontrolling interest owners	(40.6)	(41.1)
Other financing items, net	(3.4)	(0.1)
Net cash flows from financing activities	1,187.2	145.4

Net increase (decrease) in cash and cash equivalents	15.5	(161.3)

Cash and cash equivalents, beginning of period	45.3	227.0

Cash and cash equivalents, end of period	$60.8	$65.7

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(dollars in millions)

(unaudited)	Common Stock	Addi- tional Paid-In Capital	Treasury Stock	Accum- ulated Deficit	Accum- ulated Other Compre- hensive Income (Loss)	Noncon- trolling Interests	Total
December 31, 2012	$1.5	$2,069.7	$(173.3)	$(2,404.3)	$1.1	$414.3	$(91.0)
Net income (loss)				(82.0)		47.6	(34.4)
Share-based compensation		7.4					7.4
Purchase of treasury stock			(0.7)				(0.7)
Change in accumulated other comprehensive income (loss)					(52.0)		(52.0)
Net distributions to noncontrolling interests						(41.1)	(41.1)
September 30, 2013	$1.5	$2,077.1	$(174.0)	$(2,486.3)	$(50.9)	$420.8	$(211.8)

December 31, 2013	$1.5	$2,079.2	$(174.0)	$(2,451.1)	$323.4	$413.7	$192.7
Net income (loss)				(110.4)		46.6	(63.8)
Issuance of common stock	0.4	344.9					345.3
Retirement of treasury stock	(0.1)	(173.9)	174.0				—
Share-based compensation		7.2					7.2
Exchangeable notes exchange feature		(31.0)					(31.0)
Purchase of treasury stock			(1.0)				(1.0)
Change in accumulated other comprehensive income (loss)					(74.0)		(74.0)
Net distributions to noncontrolling interests						(40.6)	(40.6)
September 30, 2014	$1.8	$2,226.4	$(1.0)	$(2,561.5)	$249.4	$419.7	$334.8

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise indicated)

NOTE 1 - Basis of Presentation

In the opinion of the management of AK Steel Holding Corporation (“AK Holding”) and its wholly-owned subsidiary, AK Steel Corporation (“AK Steel”, and together with AK Holding, the “Company”), the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2014, the results of its operations for the three and nine months ended September 30, 2014 and 2013, and its cash flows for the nine months ended September 30, 2014 and 2013. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2013, included in the Company’s Form 10‑K for the year ended December 31, 2013, and the unaudited condensed consolidated financial statements included in any subsequent Quarterly Reports on Form 10-Q.

NOTE 2 - Acquisition of Dearborn

On September 16, 2014, the Company acquired Severstal Dearborn, LLC (“Dearborn”) from Severstal Columbus Holdings, LLC (“Severstal”). The assets acquired from Severstal included the integrated steelmaking assets located in Dearborn, Michigan (“Dearborn Works”), the Mountain State Carbon, LLC (“Mountain State Carbon”) cokemaking facility located in Follansbee, West Virginia, and interests in joint ventures that process flat-rolled steel products. The Company acquired Dearborn to increase scale and enhance its ability to better serve customers, further its automotive strategy, strengthen its carbon steelmaking footprint and achieve additional operational flexibility. In addition, the Company acquired highly modernized and upgraded steelmaking equipment and facilities and the opportunity to earn significant cost-based synergies. Immediately after the acquisition, Dearborn was merged with and into AK Steel.

The initial purchase price was $706.5 and was paid in cash, but that amount is subject to a customary working capital adjustment based on the final closing date net working capital. As of September 30, 2014, the Company has recorded a liability to Severstal of $14.5 for its current estimate of the final working capital adjustment, although this estimate is subject to revision. In conjunction with the acquisition, AK Steel issued $430.0 of 7.625% Senior Notes due October 2021 at a price of 99.325% of par to pay part of the purchase price and used a portion of the net proceeds from the issuance of 40.25 million shares of AK Holding common stock at a price of $9.00 per share to pay the balance of the purchase price. The Company used the additional proceeds from the issuance of AK Holding common stock to repay a portion of outstanding borrowings under its asset-backed revolving credit facility (“Credit Facility”) and for general corporate purposes. For the three and nine months ended September 30, 2014, the Company incurred acquisition costs of $6.3 and $7.3, respectively. Acquisition costs are primarily comprised of transaction fees and direct costs, including legal, finance, consulting and other professional fees. These costs are included in selling and administrative expenses in the Condensed Consolidated Statements of Operations. In addition, the Company incurred $12.6 of costs in the three and nine months ended September 30, 2014 for committed bridge financing that the Company arranged in connection with the acquisition of Dearborn, but which was unused because of the Company’s successful financing of the acquisition through the debt and common stock offerings discussed above. As a result, these costs were expensed in the third quarter and are included in other income (expense) in the Condensed Consolidated Statements of Operations. Subsequent to the acquisition, the Company incurred severance costs of $2.6 for certain employees of Dearborn, which are included in selling and administrative expenses in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014, and an income tax charge of $2.1 related to changes in the value of deferred tax assets resulting from the acquisition.

A summary of the preliminary purchase price allocation for the fair value of the assets acquired and the obligations assumed at the date of the acquisition is presented below. The purchase price allocation is preliminary and is subject to the completion of several items, including consideration of final valuations and the final determination of post-closing purchase price adjustments relating to working capital.

Cash and cash equivalents	$29.3
Accounts receivable	152.2
Inventory	362.2
Other current assets	3.6
Property, plant and equipment	446.3
Investment in affiliates	97.5
Total assets acquired	1,091.1
Accounts payable	(204.3)
Accrued liabilities	(36.9)
Other postretirement benefit obligations	(121.8)
Other non-current liabilities	(7.1)
Total liabilities assumed	(370.1)
Preliminary purchase price (including estimate for working capital adjustment)	$721.0

The condensed consolidated financial statements reflect the effects of the acquisition and Dearborn’s financial results beginning September 16, 2014. The following table summarizes selected unaudited pro forma consolidated statements of operations data for the nine months ended September 30, 2014 and 2013 as if the acquisition had been completed at the beginning of each year.

	Nine Months Ended September 30,
	2014	2013
Net sales	$5,945.1	$5,612.4
Operating profit (loss)	(889.3)	131.1

This selected unaudited pro forma consolidated financial data is included only for the purpose of illustration and does not necessarily indicate what the operating results would have been if the acquisition had been completed on that date. Moreover, this information does not indicate what the Company’s future operating results will be. This information includes actual data in 2014 for the period subsequent to the date of the acquisition. The Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2014 include net sales and operating profit of $90.0 and $2.1, respectively, attributable to Dearborn since the acquisition. The estimated weighted-average life of Dearborn’s machinery and equipment is approximately 20 years. Pro forma operating profit (loss) for the nine months ended September 30, 2014, includes charges for fixed asset impairments of $1,005.1 recorded by Severstal prior to the acquisition.

NOTE 3 - Inventories

	September 30, 2014	December 31, 2013
Finished and semi-finished	$1,103.3	$722.2
Raw materials	403.5	260.9
Total cost	1,506.8	983.1
Adjustment to state inventories at LIFO value	(380.8)	(396.5)
Inventory, net	$1,126.0	$586.6

NOTE 4 - Investments in Affiliates

The Company has investments in several businesses accounted for using the equity method of accounting. The investees and equity ownership percentages are presented below:

Equity Ownership %
Combined Metals of Chicago, LLC	40.0%
Delaco Processing, LLC	49.0%
Double Eagle Steel Coating Company (a)	50.0%
Magnetation LLC	49.9%
Rockport Roll Shop LLC	50.0%
Spartan Steel Coating, LLC	48.0%

(a)
Double Eagle Steel Coating Company (“DESCO”) is a joint venture between United States Steel Corporation (“US Steel”) and AK Steel that was acquired as part of the Dearborn acquisition. On April 1, 2013, Dearborn sent to US Steel a notice of dissolution of the joint venture in accordance with the terms of the joint venture agreement. The notice provided that the joint venture would dissolve two years from the date of the notice. On September 16, 2014, the Company acquired Dearborn, which included Dearborn’s 50% interest in DESCO. Shortly prior to the Company’s acquisition of Dearborn, US Steel notified the Company that it believed it had a right under the joint venture agreement to purchase Dearborn’s interest in DESCO prior to it being sold to the Company. US Steel has taken the position that the Company now must sell to it the 50% ownership interest in DESCO formerly owned by Dearborn. The Company has notified US Steel that the Company rejects US Steel’s position, but the Company is willing to discuss a potential sale of its ownership interest in DESCO to US Steel in lieu of proceeding with the dissolution of the joint venture. US Steel and the Company are engaged in discussions to resolve this dispute.

The Company’s share of income (loss) related to Magnetation LLC (“Magnetation”) was included in other income (expense) and totaled $(2.2) and $(3.4) for the three months ended September 30, 2014 and 2013, respectively, and $(6.0) and $(2.3) for the nine months ended September 30, 2014 and 2013, respectively. The Company did not record any income (loss) related to DESCO for the period. The Company’s share of income from the remaining investees are included in cost of products sold since they are part of the Company’s integrated operations and totaled $3.4 and $1.8 for the three months ended September 30, 2014 and 2013, respectively, and $8.5 and $5.9 for the nine months ended September 30, 2014 and 2013, respectively.

Summarized financial statement data for all investees is presented below. The financial results for the acquired joint ventures are only included for the period since the acquisition.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$87.4	$76.2	$245.1	$220.1
Gross profit	25.3	26.4	73.3	77.9
Net income	7.3	0.7	17.7	17.2

Magnetation

Magnetation utilizes advanced magnetic separation technology to recover iron ore from existing stockpiles of previously-mined material, such as tailings basins. Magnetation controls substantial volumes of these existing stockpiles, as well as other resources with significant amounts of iron content that could allow it to eventually recover iron ore from traditional mining operations. Traditional mining operations are not currently anticipated to be necessary for the foreseeable future, depending upon factors such as the recovery yield of Magnetation’s concentrate plants and future acquisitions of additional tailings basins and other iron-bearing resources. Through a pellet purchase agreement, AK Steel will have the right to purchase all of the pellets produced by Magnetation’s iron ore pelletizing plant, which began producing iron ore pellets in September 2014.

AK Steel committed to an investment of capital in Magnetation totaling $297.5. AK Steel contributed $90.0 in the nine months ended September 30, 2014, and made an additional contribution of $10.0 in October 2014 following the startup of Magnetation’s pellet plant, which completes the Company’s required capital contributions. AK Steel has no legal or contractual obligation to provide further financing to Magnetation. As of September 30, 2014, the Company’s carrying cost of the investment exceeded its share of the underlying equity in net assets of Magnetation, recorded using historical carrying amounts, by $116.2. This difference is being amortized through equity in earnings and its amortization is included in the Company’s share of income (loss) amounts above.

NOTE 5 - Income Taxes

Income taxes recorded through September 30, 2014 and 2013 were estimated using the discrete method. Current year income taxes are based on the actual year-to-date pre-tax loss through September 30, 2014, as well as the related change in the valuation allowance on deferred tax assets. The Company is unable to estimate pre-tax income for the remainder of 2014 with sufficient precision for purposes of the effective tax rate method, which requires consideration of a projection of full-year income and the expected change in the valuation allowance. The estimated annual effective tax rate method was not reliable due to its sensitivity to small changes to forecasted annual pre-tax earnings and the effect of the Company’s valuation allowance, which create results with significant variations in the customary relationship between income tax expense and pre-tax income for the interim periods. As a result, the Company determined that the use of the discrete method is more appropriate than the annual effective tax rate method. The Company has estimated the change in valuation allowances required based on the year-to-date pre-tax loss and the change in value of the identified tax-planning strategy, which is determined based on year-to-date LIFO income. Income tax expense for the three and nine months ended September 30, 2014 includes non-cash charges of $6.4 and $45.5, respectively, for the change in the valuation allowance on the Company’s deferred tax assets, which offsets the income tax benefit related to the Company’s pre-tax loss. Income tax expense for the three and nine months ended September 30, 2013 includes non-cash charges of $15.3 and $37.1, respectively. The Company incurred an income tax charge of $2.1 for the three and nine months ended September 30, 2014, related to changes in the value of deferred tax assets resulting from the Dearborn acquisition.

NOTE 6 - Long-term Debt and Other Financing

The Company’s debt balances, including current portions, were as follows:

	September 30, 2014	December 31, 2013
Credit Facility	$560.0	$90.0
8.75% Senior Secured Notes due December 2018	380.0	380.0
5.00% Exchangeable Senior Notes due November 2019 (effective rate of 10.8%)	150.0	150.0
7.625% Senior Notes due May 2020	529.8	529.8
7.625% Senior Notes due October 2021	430.0	—
8.375% Senior Notes due April 2022	290.2	290.2
Industrial Revenue Bonds due 2014 through 2030	99.5	100.1
Unamortized debt (discount) premium, net	(32.9)	(33.1)
Total debt	2,406.6	1,507.0
Less:
Current portion of long-term debt	0.2	0.8
Total long-term debt	$2,406.4	$1,506.2

During the nine months ended September 30, 2014, the Company was in compliance with all the terms and conditions of its debt agreements.

Senior Notes due October 2021

In September 2014, AK Steel issued $430.0 of 7.625% Senior Notes due October 2021 (the “2021 Notes”) at a price of 99.325% of par, generating net proceeds of $418.6 after underwriting discounts and other fees. The Company used the net proceeds from the issuance of the 2021 Notes, plus a portion of the net proceeds from a concurrent public offering of AK Holding common stock, for the purchase price of Dearborn. AK Holding, in addition to AK Tube LLC (“AK Tube”) and AK Steel Properties, Inc. (“AK Properties”), two 100%-owned subsidiaries of AK Steel, each fully and unconditionally, jointly and severally, guarantee the payment of interest, principal and premium, if any, on the 2021 Notes. The 2021 Notes were issued under a supplemental indenture, which includes covenants and restrictions substantially similar to the existing indentures governing the 7.625% Senior Notes due 2020 and the 8.375% Senior Notes due 2022 and are equal in right of payment to those notes. Prior to October 1, 2017, AK Steel may redeem the 2021 Notes at a price equal to par plus a make-whole premium and all accrued and unpaid interest to the date of redemption. Subsequent to that date, they are redeemable at 103.813% until October 1, 2018, 101.906% thereafter until October 1, 2019 and 100.0% thereafter, together with all accrued and unpaid interest to the date of redemption.

Credit Facility

Upon the acquisition of Dearborn on September 16, 2014, the Company amended its Credit Facility that it entered into in March 2014 with a group of lenders. The amendment to the Credit Facility, among other things, increases the aggregate principal amount of commitments under the Credit Facility to $1.5 billion in order to provide additional liquidity, increases availability thresholds, and amends certain covenants to increase the operational and strategic flexibility of AK Steel and its subsidiaries. In addition, the amended Credit Facility requires the maintenance of a minimum fixed charge coverage ratio of one to one if availability under the Credit Facility is less than $150.0. The Credit Facility, which expires in March 2019, replaced AK Steel’s prior $1.1 billion asset-backed revolving credit facility (“Replaced Credit Facility”), and is secured by the same classes of assets as the Replaced Credit Facility. The Credit Facility contains common restrictions similar to the Replaced Credit Facility, including limitations on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliate transactions. Availability is calculated as the lesser of the Credit Facility commitment or the Company’s eligible collateral after advance rates, less in either case outstanding revolver borrowings and letters of credit. The Company’s obligations under its Credit Facility are secured by its inventory and accounts receivable, and availability under the Credit Facility fluctuates monthly based on the varying levels of eligible collateral. The Credit Facility provides the Company with enhanced liquidity and greater financial and strategic flexibility. The Credit Facility includes a separate “first-in, last-out”, or “FILO” tranche, which allows the Company to maximize its eligible collateral at higher advance rates. In April 2014, in order to provide additional collateral to the borrowing base and increase the Company’s availability under the Credit Facility, thereby enhancing its liquidity, the Company added AK Tube and AK Properties as guarantors under the Credit Facility. AK Steel’s parent company, AK Holding, also guarantees the Credit Facility. Immediately after the acquisition, Dearborn was merged with and into AK Steel and thus the eligible assets of Dearborn Works are included in the eligible collateral under the Credit Facility.

At September 30, 2014, the Company’s eligible collateral, after application of applicable advance rates, was $1.5 billion. As of September 30, 2014, there were outstanding Credit Facility borrowings of $560.0. Availability as of September 30, 2014 was further reduced by $71.4 of outstanding letters of credit, resulting in remaining availability of $868.6.

Exchangeable Notes

AK Steel has $150.0 of outstanding 5.00% Senior Exchangeable Notes due November 2019 (the “Exchangeable Notes”). Among other things, the indenture governing the Exchangeable Notes provides noteholders with an exchange right at the option of the noteholders, in the event that the closing price of the Company’s common stock is greater than or equal to $7.02 per share (130% of the exchange price of the Exchangeable Notes) for at least 20 trading days during the last 30 consecutive trading days of a calendar quarter. As of October 1, 2014, this exchange right was triggered for the quarter ended September 30, 2014, and will remain available until December 31, 2014. Thereafter, the triggering condition will be reassessed at the beginning of each quarter while any Exchangeable Notes remain outstanding. The Company would be required to pay noteholders cash for the principal amount of the Exchangeable Notes and to pay cash or issue AK Holding common stock (at AK Steel’s option) for the premium if they elect to exchange their Exchangeable Notes during the fourth quarter of 2014. As a result, a portion of the equity component of the Exchangeable Notes, calculated as the difference between the principal amount of the Exchangeable Notes and the carrying amount of the liability component of the Exchangeable Notes, was considered redeemable and classified as temporary equity of $31.0 on the Condensed Consolidated Balance Sheets at September 30, 2014. In the event that holders of Exchangeable Notes elect to exchange, the Company expects to fund any cash settlement from cash or borrowings under its Credit Facility or both. There have been no exchanges as of the date of this filing.

NOTE 7 - Pension and Other Postretirement Benefits

The Company provides noncontributory pension and various healthcare and life insurance benefits to most employees and retirees. The pension plan is not fully funded. The Company has contributed $196.5 to the master pension trust during 2014 and does not expect to make any additional contributions during 2014.

Net periodic benefit cost (income) for pension and other postretirement benefits were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Pension Benefits
Service cost	$0.5	$0.7	$1.2	$1.9
Interest cost	36.6	34.7	109.6	104.1
Expected return on assets	(50.7)	(46.2)	(152.1)	(138.3)
Amortization of prior service cost	1.1	0.9	3.2	2.7
Amortization of (gain) loss	1.1	6.7	1.2	20.0
Settlement (gain) loss	0.2	(0.8)	0.2	(0.8)
Net periodic benefit cost (income)	$(11.2)	$(4.0)	$(36.7)	$(10.4)

Other Postretirement Benefits
Service cost	$1.1	$1.1	$3.1	$3.5
Interest cost	5.2	5.3	15.3	15.8
Amortization of prior service cost (credit)	(18.3)	(20.0)	(54.9)	(60.0)
Amortization of (gain) loss	(0.3)	0.7	(1.0)	1.8
Net periodic benefit cost (income)	$(12.3)	$(12.9)	$(37.5)	$(38.9)

The Company assumed Dearborn’s other postretirement benefits as of the acquisition on September 16, 2014, and recorded an initial liability of $121.8. The discount rate used for this measurement was 4.45%. Net periodic benefit cost (income) for the Dearborn plan is estimated to be $2.4 for the remainder of 2014 after the acquisition date.

During the first and third quarters of 2014, the Company performed remeasurements of an unfunded supplemental retirement plan as a result of lump sum benefit payments made to retired participants.

NOTE 8 - Environmental and Legal Contingencies

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

	September 30, 2014	December 31, 2013
Accrued liabilities	$16.3	$9.5
Other non-current liabilities	34.3	34.1

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

Pursuant to the Resource Conservation and Recovery Act (“RCRA”), which governs the treatment, handling and disposal of hazardous waste, the United States Environmental Protection Agency (“EPA”) and authorized state environmental agencies may conduct inspections of RCRA-regulated facilities to identify areas where there have been releases of hazardous waste or hazardous constituents into the environment and may order the facilities to take corrective action to remediate such releases. AK Steel’s major steelmaking facilities are subject to RCRA inspections by environmental regulators. While the Company cannot predict the future actions of these regulators, it is possible that they may identify conditions in future inspections of these facilities which they believe require corrective action.

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

As previously reported, on July 15, 2009, AK Steel and the Pennsylvania Department of Environmental Protection (“PADEP”) entered into a Consent Order and Agreement (the “Consent Order”) to resolve an alleged unpermitted discharge of wastewater from the closed Hillside Landfill at the former Ambridge Works. Under the terms of the Consent Order, AK Steel paid a penalty and also agreed to implement various corrective actions, including an investigation of the area where activities were conducted regarding the landfill, submission of a plan to collect and treat surface waters and seep discharges, and upon approval from PADEP, implementation of that plan. The Company has accrued approximately $2.2 for the current phase of remedial work required under the Consent Order. However, the design plan for this phase has not yet been developed or approved. Until that design plan is approved, the Company cannot reliably determine the actual cost of this phase, but it is expected to be at least the amount of the current accrual. The Company currently estimates that the remaining work required for this phase will be completed in 2016, but that estimated timeframe is subject to the potential for delays, such as delays due to work plan approval and/or permitting delays. Additional work in the form of monitoring likely will be required after completion of the current phase, but the Company cannot reliably determine the cost of that work or the timeframe for its completion until the design phase has been approved.

As previously reported, on June 29, 2000, the United States filed a complaint on behalf of the EPA against AK Steel in the U.S. District Court for the Southern District of Ohio, Case No. C-1-00530, for alleged violations of the Clean Air Act, the Clean Water Act and RCRA at the Middletown Works. Subsequently, the State of Ohio, the Sierra Club and the National Resources Defense Council intervened. On May 15, 2006, a Consent Decree in Partial Resolution of Pending Claims (the “Consent Decree”) was entered by the court. Under the Consent Decree, the Company paid a civil penalty and performed a supplemental environmental project to remove ozone-depleting refrigerants from certain equipment. The Company further agreed to undertake a comprehensive RCRA facility investigation at its Middletown Works and, as appropriate, complete a corrective measures study. In accordance with the Consent Decree, the Company also was required to implement certain RCRA corrective action interim measures to address polychlorinated biphenyls (“PCBs”) in sediments and soils relating to Dicks Creek and certain other specified surface waters, adjacent floodplain areas and other previously identified geographic areas. The Company has completed the remedial activity at Dicks Creek, but continues to work on the RCRA facility investigation and certain interim measures. The Company currently has accrued approximately $13.8 for the cost of known work required under the Consent Decree for the RCRA facility investigation and remaining interim measures.

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

The following new matters have been added to AK Steel’s prior environmental contingency disclosures as a result of the recent acquisition by AK Steel of Dearborn.

On May 12, 2014, the Michigan Department of Environmental Quality (“MDEQ”) issued to Dearborn Works an Air Permit to Install No. 182-05C (the “PTI”) to increase the emission limits for the blast furnace and other emission sources. The PTI was issued as a correction to a prior permit to install based on information that was not available during the prior permitting process. On July 10, 2014, the South Dearborn Environmental Improvement Association (“SDEIA”), Detroiters Working for Environmental Justice, Original United Citizens of Southwest Detroit and Sierra Club filed a Claim of Appeal of the PTI in the State of Michigan Wayne County Circuit, Case No. 14-008887-AA. Appellants and the MDEQ stipulated to the intervention of Severstal in this action as an additional appellee. The appellants allege multiple deficiencies with the permit and the permitting process. On October 9, 2014, the appellants filed a Motion for Peremptory Reversal of the MDEQ’s decision to issue the PTI. The hearing on appellants’ motion is scheduled for December 12, 2014. AK Steel believes that the MDEQ issued this permit properly in compliance with applicable law and will vigorously contest this appeal. On October 17, 2014, AK Steel filed a motion to dismiss the appeal of SDEIA. The hearing on AK Steel’s motion is scheduled for November 21, 2014. Until the appeal is resolved, AK Steel cannot determine what the ultimate permit limits will be. Until the permit limits are determined and final, AK Steel cannot reliably estimate the costs, if any, which it will incur in the event that the permit limits are changed as a result of the appeal. Nor can it determine if such costs will be material or the timeframe over which any potential costs would be incurred.

On August 21, 2014, the SDEIA filed a Complaint under the Michigan Environmental Protection Act (“MEPA”) in the State of Michigan, Wayne County Circuit Case No. 14-010875-CE. The plaintiffs allege that the air emissions from the Dearborn Works are impacting the air, water and other natural resources, as well as the public trust in such resources. The plaintiffs are requesting, among other requested relief, that the court assess the limitations in the PTI to determine their sufficiency. On October 15, 2014, the court ordered a stay of the proceedings until a final order is issued in Wayne County Circuit Court Case No. 14-008887-AA (discussed above). Upon resumption, AK Steel will vigorously contest these claims. Until the claims that are the subject of this Complaint are resolved, AK Steel cannot reliably estimate the costs, if any, associated with the claims or the timeframe over which any potential costs would be incurred.

Between 2008 and the end of 2013, MDEQ and the EPA issued multiple NOVs to Dearborn Works covering a wide range of alleged environmental violations, mostly regarding the Clean Air Act. The United States Department of Justice and MDEQ have proposed a settlement to AK Steel to resolve the alleged violations contained in the NOVs and the parties are currently negotiating the terms of a proposed Consent Decree to resolve this dispute. AK Steel believes it has the potential to reach a settlement in this matter, but it cannot be certain that a settlement will be reached or reliably estimate at this time how long it will take to reach a settlement or the terms of such a settlement. AK Steel will vigorously contest any claims which cannot be resolved through a settlement. AK Steel cannot reliably estimate at this time whether it will reach a settlement of this matter or, if a settlement is reached, how long it will take to reach that settlement, the costs or fines associated with the settlement, or what its other terms will be. Nor can AK Steel reliably estimate whether it will incur any costs or fines in the event a settlement is not reached, or the amount or timeframe relating to any such potential costs or fines.

On April 9, 2014, SDEIA sent a Notice of Intent to Sue under the Clean Air Act to Dearborn with respect to Dearborn Works. On June 18, 2014, SDEIA filed a complaint under the citizen enforcement action provisions of the Clean Air Act against Dearborn in the United States District Court for the Eastern District of Michigan, Case No. 2:14-cv-12387-GER-PJK. The complaint alleges violations nearly identical to those alleged in the NOVs arising under the Clean Air Act that were issued to Dearborn Works by MDEQ and EPA between 2008 and 2013 and are the subject of ongoing settlement negotiations. On August 29, 2014, AK Steel moved to dismiss many of the counts in the complaint. On October 9, 2014, plaintiff filed an amended complaint which removed two of the counts in the original complaint. AK Steel filed an answer to plaintiff’s amended complaint on October 24, 2014. AK Steel refiled its motion for partial dismissal and that motion is still pending before the court. AK Steel will vigorously contest these claims. Until the claims that are the subject of the amended complaint are resolved, AK Steel cannot reliably estimate the costs, if any, associated with the claims or the timeframe over which any potential costs would be incurred.

On April 27, 2000, MDEQ issued a RCRA Corrective Action Order No. 111-04-00-07E to Rouge Steel Company and Ford Motor Company for the property that includes the Dearborn Works. The Corrective Action Order has been amended five times. Dearborn became a party to the Corrective Action Order via an amendment dated January 24, 2004 as a result of becoming the successor-in-interest to Rouge Steel Company for certain matters. AK Steel is the successor to Dearborn by virtue of its recent acquisition of Dearborn. The Corrective Action Order requires the site-wide investigation and where appropriate, remediation, of the facility. The site investigation and remediation is ongoing. AK Steel cannot reliably estimate at this time how long it will take to complete this site investigation and remediation. To date, Ford Motor Company has incurred most of the costs of the investigation and remediation due to its prior ownership of the steelmaking operations at Dearborn Works. AK Steel has accrued approximately $0.4 for the projected cost of the continuing investigation. Until the site investigation is completed, AK

Steel cannot reliably estimate the additional costs, if any, associated with any potentially required remediation of the site or the timeframe during which these potential costs would be incurred.

On August 29, 2013, the West Virginia Department of Environmental Protection (“WVDEP”) issued to Mountain State Carbon a renewal National Pollution Discharge Elimination System (“NPDES”) permit for wastewater discharge from the facility to the Ohio River. The new NPDES permit included numerous new, and more stringent, effluent limitations. On October 7, 2013, Mountain State Carbon appealed the permit to the Environmental Quality Board, Appeal No. 13-25-EQB. AK Steel believes it has the potential to reach a settlement in this matter, but it cannot be certain that a settlement will be reached or reliably estimate at this time how long it will take to reach a settlement or the terms of such a settlement. AK Steel will vigorously contest any claims which cannot be resolved through a settlement. Until it has reached a settlement with WVDEP or the issues that are the subject of the appeal are otherwise resolved, AK Steel cannot determine what the ultimate permit limits will be. Until the permit limits are determined and final, AK Steel cannot reliably estimate the costs, if any, which it will incur in the event that the permit limits are changed as a result of the appeal. Nor can it determine if such costs will be material or the timeframe over which any potential costs would be incurred.

On February 6, 2012, the United States and the WVDEP filed a Complaint under the Clean Air Act and RCRA against Mountain State Carbon in the United States District Court for the Northern District for West Virginia, Civil Action No. 5:12-CV-19. On March 6, 2012, WVDEP voluntarily dismissed its claims against Mountain State Carbon. The case proceeded to a bench trial in May 2014, during which the United States pursued three main claims alleging: (1) excess opacity at the combustion stack caused by deficient thru walls; (2) excess hydrogen sulfide emissions due to a deficient primary cooler; and (3) various RCRA violations. The government sought injunctive relief on each claim, and a civil penalty of $10.6. On July 17, 2014, the court issued its Findings of Facts, Conclusions of Law and Memorandum Order and dismissed most of the United States’ claims in their entirety. The court did, however, assess a civil penalty of approximately $2.4 and order three injunctive relief measures: (1) the assessment by both parties’ experts of the sufficiency of the cokemaking facility’s thru walls and the submission to the court of a report by October 15, 2014, following which the replacement of some thru walls could be required; (2) the requirement for Mountain State Carbon to install and utilize an automated system that tracks oven charging times at Battery 8 to identify ovens that cause opacity violations; and (3) the requirement for Mountain State Carbon to clean all spiral heat exchangers as soon as practicable and establish a regular cleaning schedule. On August 21, 2014, the court issued an Order in response to the Plaintiff’s Motion for Entry of Judgment, memorializing the judgment identified in the Findings of Fact, Conclusions of Law and Memorandum Order. On October 17, 2014, the United States appealed the judgment to the United States Court of Appeals for the Fourth Circuit. AK Steel will vigorously defend the judgment in such appeal.

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

Information on asbestos cases pending at September 30, 2014 is presented below:

Asbestos Cases Pending at
September 30, 2014
Cases with specific dollar claims for damages:
Claims up to $0.2	114
Claims above $0.2 to $5.0	6
Claims above $5.0 to $15.0	2
Claims above $15.0 to $20.0	2
Total claims with specific dollar claims for damages (a)	124
Cases without a specific dollar claim for damages	314
Total asbestos cases pending	438

(a)	Involve a total of 2,332 plaintiffs and 16,631 defendants

In each case, the amount described is per plaintiff against all of the defendants, collectively. Thus, it usually is not possible at the outset of a case to determine the specific dollar amount of a claim against AK Steel. In fact, it usually is not even possible at the outset to determine which of the plaintiffs actually will pursue a claim against AK Steel. Typically, that can only be determined through written interrogatories or other discovery after a case has been filed. Thus, in a case involving multiple plaintiffs and multiple defendants, AK Steel initially only accounts for the lawsuit as one claim against it. After AK Steel has determined through discovery whether a particular plaintiff will pursue a claim against it, it makes an appropriate adjustment to statistically account for that specific claim. It has been AK Steel’s experience to date that only a small percentage of asbestos plaintiffs ultimately identify AK Steel as a target defendant from whom they actually seek damages and most of these claims ultimately are either dismissed or settled for a small fraction of the damages initially claimed. Set forth below is a chart showing the number of new claims filed (accounted for as described above), the number of pending claims disposed of (i.e., settled or otherwise dismissed), and the approximate net amount of dollars paid on behalf of AK Steel in settlement of asbestos-related claims in the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
New Claims Filed	16	10	40	34
Pending Claims Disposed Of	10	5	38	30
Total Amount Paid in Settlements	$0.1	$—	$0.6	$0.9

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

As previously reported, in September and October 2008, several companies filed purported class actions in the United States District Court for the Northern District of Illinois against nine steel manufacturers, including AK Holding. The case numbers for these actions are 08CV5214, 08CV5371, 08CV5468, 08CV5633, 08CV5700, 08CV5942 and 08CV6197. An additional action, case number 10CV04236, was filed in the same federal district court on July 8, 2010. On December 28, 2010, another action, case number 32,321, was filed in state court in the Circuit Court for Cocke County, Tennessee. The defendants removed the Tennessee case to federal court and filed a motion to transfer the case to the Northern District of Illinois. That motion was granted on March 28, 2012. The plaintiffs in the various pending actions are companies which claim to have purchased steel products, directly or indirectly, from one or more of the defendants and they purport to file the actions on behalf of all persons and entities who purchased steel products for delivery or pickup in the United States from any of the named defendants at any time from at least as early as January 2005. The complaints allege that the defendant steel producers have conspired in violation of antitrust laws to restrict output and to fix, raise, stabilize and maintain artificially high prices with respect to steel products in the United States. Discovery has commenced but only with respect to issues relating to class certification. On May 24, 2012, the direct purchaser plaintiffs filed a motion for class certification. On February 28, 2013, the defendants filed a memorandum in opposition to the motion for class certification and motions to exclude the opinions of the plaintiffs’ experts. An evidentiary hearing on the motion for class certification and the motions to exclude the opinions of the plaintiffs’ experts was held commencing on March 15, 2014. No trial date has been set. Prior to that hearing, AK Holding reached an agreement with the direct purchaser plaintiffs to tentatively settle the claims asserted against AK Holding, subject to certain court approvals set forth below. Pursuant to that settlement, AK Holding agreed to pay $5.8 to the plaintiff class of direct purchasers in exchange for a complete release of all claims from the members of that class. AK Holding continues to believe that the claims asserted against it lack any merit, but it elected to enter into the settlement in order to avoid the ongoing expense of defending itself in this protracted and expensive antitrust litigation. The tentative settlement received preliminary approval by the court on April 11, 2014. Following such preliminary approval, notice of the proposed settlement was provided to members of the settlement class. After receipt of such notice, several class members elected to opt out of the class settlement. In order to become final, the settlement must receive a second approval by the court following a fairness hearing which occurred on October 17, 2014. On October 21, 2014, the Court entered an order and judgment approving the settlement and dismissing all of the direct plaintiffs’ claims against the Company with prejudice as to the settlement class. The Company recorded a charge during the first quarter of 2014 in the amount of the tentative settlement with the direct purchaser plaintiff class. At this stage, the Company does not have adequate information available to determine that a loss is probable or to reliably or accurately estimate its potential loss, if any, with respect to the remaining indirect purchaser plaintiff class members and any direct purchaser class members that have opted out of the class (hereinafter collectively referred to as the “Remaining Plaintiff Class Members.”). Because the Company has been unable to determine that a potential loss in this case with respect to the Remaining Plaintiff Class Members is probable or estimable, it has not recorded an accrual related to this matter for them. In the event that the Company’s assumptions used to evaluate whether a loss in this matter is either probable or estimable with respect to the Remaining Plaintiff Class Members prove to be incorrect or change in future periods, the Company may be required to record a charge for their claims at a later date.

As previously reported, on January 20, 2010, ArcelorMittal France and ArcelorMittal Atlantique et Lorraine (collectively “ArcelorMittal”) filed an action in the United States District Court for the District of Delaware, Case No. 10-050-SLR against AK Steel, Dearborn, and Wheeling-Nisshan Inc., who is indemnified by Dearborn in this action. AK Steel is the successor to Dearborn by virtue of its recent acquisition of Dearborn. By virtue of its responsibility as a successor-in-interest to Dearborn and an indemnitor of Wheeling-Nisshan Inc, AK Steel now has complete responsibility for the defense of this action. The three named defendants thus are collectively referred to hereafter as “AK Steel,” though the precise claims against each separate defendant may vary. The complaint alleges that AK Steel is infringing the claims of U.S. Patent No. 6,296,805 (the “Patent”) in making pre-coated cold-rolled boron steel sheet and seeks injunctive relief and unspecified compensatory damages. AK Steel filed an answer in which it denied ArcelorMittal’s claims and raised various affirmative defenses. AK Steel also filed counterclaims against ArcelorMittal for a declaratory judgment that AK Steel is not infringing the Patent and that the Patent is invalid. Subsequently, the trial court bifurcated the issues of liability and damages. The case proceeded with a trial to a jury on the issue of liability during the week of January 15, 2011. The jury returned a verdict that AK Steel did not infringe the Patent and that the Patent was invalid. Judgment subsequently was entered in favor of AK Steel. ArcelorMittal filed an appeal with the United States Court of Appeals for the Federal Circuit. On November 30, 2012, the court of appeals issued a decision reversing certain findings related to claim construction and the validity of the Patent and remanded the case to the trial court for further proceedings. On January 30, 2013, ArcelorMittal filed a motion for rehearing with the court of appeals. On March 20, 2013, the court of appeals denied ArcelorMittal’s motion for rehearing. The case then was remanded to the trial court for further proceedings. On April 16, 2013, pursuant to a petition previously filed by ArcelorMittal and ArcelorMittal USA LLC, the U.S. Patent and Trademark Office reissued the Patent as U.S. Reissue Patent RE44,153 (the “Reissued Patent”). Also on April 16, 2013, ArcelorMittal filed a second action against the defendants in the United States District Court for the District of Delaware, Case Nos. 1:13-cv-00685 and 1:13-cv-00686 (collectively the “Second Action”). The complaint filed in the Second Action alleges that AK Steel is infringing the claims of the Reissued Patent and seeks injunctive relief and unspecified compensatory damages. On April 23, 2013, AK Steel filed a motion to dismiss key elements of the complaint filed in the Second Action. In addition, the parties briefed related non-infringement and claims construction issues in the original action. On October 25, 2013, the district court granted summary judgment in favor of AK Steel, confirming that AK Steel’s product does not infringe the original Patent or the Reissued Patent. The court further ruled that ArcelorMittal’s Reissued Patent was invalid due to ArcelarMittal’s deliberate violation of a statutory prohibition on broadening a patent through reissue more than two years after the original Patent was granted and that the original Patent had been surrendered when the Reissued Patent was issued and thus is no longer in effect. Final Judgment was entered on October 31, 2013. On November 6, 2013, ArcelorMittal filed a motion to clarify or, in the alternative, to alter or amend the October 31, 2013 judgment. The defendants opposed the motion. On December 5, 2013, the court issued a memorandum and order denying the motion and entering final judgment in favor of defendants, including AK Steel, and against ArcelorMittal, specifically ruling that all claims of ArcelorMittal’s Reissued Patent are invalid as violative of 35 U.S.C. §251(d). On December 30, 2013, ArcelorMittal filed notices of appeal to the Federal Circuit Court of Appeals. The appeal has been fully briefed and is set for hearing on November 4, 2014. AK Steel intends to continue to contest this matter vigorously. At this time, the Company has not made a determination that a loss is probable and it does not have adequate information to reliably or accurately estimate its potential loss in the event that ArcelorMittal were to prevail in its appeal in this dispute. Because the Company has been unable to determine that the potential loss in this case is probable or estimable, it has not recorded an accrual related to this matter. In the event that the Company’s assumptions used to evaluate whether a loss in this matter is either probable or estimable prove to be incorrect or change in future periods, the Company may be required to record a liability for an adverse outcome.

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

On September 18, 2013, AK Steel, along with another domestic producer and the United Steelworkers (collectively, the “Petitioners”), filed trade cases against imports of GOES from seven countries. Antidumping (“AD”) petitions were filed against China, the Czech Republic, Germany, Japan, Poland, Russia and South Korea and a countervailing duty (“CVD”) petition was filed against China charging that unfairly traded imports of GOES from those seven countries are causing material injury to the domestic industry. The United States Department of Commerce (“DOC”) initiated the cases on October 24, 2013. On November 19, 2013, the International Trade Commission (“ITC”) made a preliminary determination that there is a reasonable indication that GOES imports caused or threaten to cause material injury. On March 5, 2014, the DOC preliminarily determined that GOES imports from China benefit from subsidies by the Government of China, resulting in a preliminary CVD rate of 49.15 percent of the value of the GOES imports. As a result of the preliminary affirmative CVD determination, importers are required to post cash deposits with U.S. Customs and Border Protection on imports of GOES from China based on the CVD preliminary rate. On May 5, 2014, the DOC issued preliminary determinations that imports of GOES from China, the Czech Republic, Germany, Japan, Poland, Russia and South Korea are being dumped in the United States. On July 17, 2014, the DOC issued final dumping determinations with respect to imports of GOES from Germany, Japan, and Poland, affirming the preliminary dumping margins for these three countries. As a result of the preliminary dumping determinations on China, the Czech Republic, Russia, and South Korea, and final dumping determinations on Germany, Japan and Poland, importers were required to post cash deposits with U.S. Customs and Border Protection on imports of GOES from these seven countries (in addition to any deposits required by the preliminary affirmative CVD determinations). The DOC also reached affirmative preliminary critical circumstances findings with respect to Poland and Russia. In separate decisions issued on August 27, 2014 and October 23, 2014, the ITC issued its final determination with respect to imports of GOES from China, the Czech Republic,Germany, Japan, Poland, Russia and South Korea. In each of these decisions, the ITC determined in a 5-1 vote that the United States steel industry is neither materially injured nor threatened with material injury by reason of those imports. These two ITC decisions nullify the DOC’s preliminary assessment of dumping duties on GOES imports from each of the countries against which the trade petition was filed, as well as a CVD determination with respect to China.  On September 16, 2014, the Petitioners filed an appeal of the ITC’s August 27, 2014 decision to the Court of International Trade. The petitioners have stated that they intend to file an appeal from the ITC’s October 23, 2014 decision. AK Steel expects a decision in those appeals in approximately one year.

On September 30, 2013, AK Steel filed trade cases against imports of non-oriented electrical steel (“NOES”) from six countries. AD petitions were filed against China, Germany, Japan, South Korea, Sweden and Taiwan and CVD petitions were filed against China, South Korea and Taiwan charging that unfairly traded imports of NOES from those six countries are causing material injury to the domestic industry. The DOC initiated the cases on November 7, 2013. On December 3, 2013, the ITC made a preliminary determination that there is a reasonable indication that NOES imports caused or threaten to cause material injury. On March 19, 2014, the DOC issued preliminary determinations with respect to AK Steel’s CVD petitions against China, South Korea and Taiwan. The DOC preliminarily determined that NOES imports from China benefit from subsidies by the Government of China, resulting in a preliminary CVD rate of 125.83 percent of the value of the NOES imports. With respect to South Korea, the DOC calculated a de minimis preliminary CVD rate, resulting in a preliminary negative determination for South Korea. With respect to Taiwan, the DOC preliminarily determined that certain NOES imports from Taiwan benefit from subsidies by the Government of Taiwan, resulting in (a) a preliminary CVD rate of 12.82 percent for Leicong Industrial Company, Ltd., (b) a de minimis preliminary CVD rate for China Steel Corporation and certain of its affiliates, and (c) a preliminary CVD rate of 6.41 percent for all other producers in Taiwan. On May 16, 2014, the DOC issued preliminary determinations that imports of NOES from China, Germany, Japan, South Korea, Sweden and Taiwan are being dumped in the United States. As a result of the preliminary dumping determinations, importers were required to post cash deposits with U.S. Customs and Border Protection on imports of NOES from these six countries (in addition to any deposits required by the preliminary affirmative CVD determinations).

On October 7, 2014, the DOC issued its final dumping determinations as to all six subject countries as follows:

Country	NOES Dumping Margins
China	407.52%
Germany	86.29% — 98.84%
Japan	135.59% — 204.79%
South Korea	6.91%
Sweden	98.46% — 126.72%
Taiwan	28.14% — 52.23%

In addition, the DOC issued a final CVD determination with respect to China at the rate of 158.88 percent. With respect to South Korea, the DOC affirmed its preliminary de minimis CVD determination. With respect to Taiwan, the DOC (a) affirmed its de minimis CVD determination with respect to China Steel Corporation and certain of its affiliates, (b) issued a final CVD determination with respect to Leicong Industrial Company, Ltd. at the rate of 17.12 percent, and (c) issued a final CVD determination with respect to all other Taiwanese producers at the rate of 8.80 percent. U.S. Customs and Border Protection will require that importers post cash deposits on imports of NOES from the subject countries at the above rates. A final injury determination for all six subject countries is expected from the ITC in November 2014.

The following new matters have been added to AK Steel’s prior legal contingency disclosures as a result of the recent acquisition by AK Steel of Dearborn.

On June 13, 2013, Cliffs Sales Company (“Cliffs”) filed an action in the United States District Court for the Northern District of Ohio, Civil Action No. 1:13 cv 1308, against Dearborn pertaining to Dearborn Works. Cliffs claims that Dearborn breached a May 21, 2008 Agreement for Sale of Reclaimed Iron Units, as amended (the “Iron Unit Agreement”). Cliffs claims that Dearborn breached the Iron Unit Agreement by failing to purchase the required amount of pellets, chips and fines as allegedly required. Dearborn filed an answer denying the material allegations of the complaint and asserting several affirmative defenses. In January of 2014, the presiding judge ordered a stay of the proceedings until Cliffs and Dearborn completed an arbitration of a separate dispute. That arbitration is now concluded and it is anticipated that the stay of the litigation will be lifted. Discovery is expected to re-commence in the near future. AK Steel, as successor-in-interest to Dearborn, intends to contest this matter vigorously. At this time, AK Steel has not made a determination that a loss is probable and it does not have adequate information to reliably or accurately estimate its potential loss in the event that Cliffs were to prevail in this lawsuit. Because AK Steel has been unable to determine that a loss is probable or estimable, it has not recorded an accrual related to this matter. In the event that AK Steel’s assumptions used to evaluate whether a loss in this matter is either probable or estimable prove to be incorrect or change in future periods, AK Steel may be required to record a liability for an adverse outcome.

On August 29, 2014, Dearborn served a private arbitration demand and asserted a breach of contract claim against PCI Enterprises Company (“PCI”) with respect to Dearborn Works. In its demand, Dearborn sought a declaration that it properly terminated a Pulverized Coal Supply Agreement with PCI (the “PCI Agreement”) and damages in the amount of $11.8. On the same date, PCI served a statement of claim against Dearborn alleging that it breached the PCI Agreement and seeking damages in an amount between $12.0 and $14.0. Discovery has commenced. AK Steel, as successor-in-interest to Dearborn, intends to vigorously defend against PCI’s counterclaim. At this time, AK Steel has not made a determination that a loss is probable and it does not have adequate information to reliably or accurately estimate its potential loss in the event that PCI were to prevail on its counterclaim. Because AK Steel has been unable to determine that a loss is probable or estimable, it has not recorded an accrual related to this matter. In the event that AK Steel’s assumptions used to evaluate whether a loss in this matter is either probable or estimable prove to be incorrect or change in future periods, AK Steel may be required to record a liability for an adverse outcome.

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

NOTE 9 - Common Stock

On September 16, 2014, AK Holding issued 40.25 million shares of common stock at $9.00 per share. Net proceeds were $345.3 after underwriting discounts and other fees. AK Holding used the net proceeds from the issuance of common stock to pay a portion of the purchase price for the acquisition of Dearborn, to repay borrowings under the Credit Facility and for general corporate purposes.

At the 2014 Annual Meeting held on May 29, 2014, the stockholders of the Company approved an amendment to its Restated Certificate of Incorporation to increase the authorized shares of the Company’s common stock from 200 million to 300 million shares.

In January 2014, the Board of Directors authorized the formal retirement of 13,311,310 shares of common stock held by AK Holding as treasury stock. The retirement had no effect on the number of shares authorized or outstanding or on total stockholders’ equity.

NOTE 10 - Share-based Compensation

AK Holding’s Stock Incentive Plan permits the granting of nonqualified stock option, restricted stock, performance share and restricted stock unit awards to Directors, officers and other employees of the Company. At the 2014 Annual Meeting held on May 29, 2014, the stockholders of the Company approved an amendment to the Stock Incentive Plan to increase the shares authorized for issuance under the plan by 4.0 million shares. The following table summarizes information about share-based compensation expense, which the Company has estimated will be $8.7 for 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
Share-based Compensation Expense	2014	2013	2014	2013
Stock options	$0.2	$0.1	$1.5	$1.2
Restricted stock	0.4	0.3	2.7	2.5
Restricted stock units issued to Directors	0.4	0.3	0.9	0.7
Performance shares	0.6	1.0	2.1	3.0
Total share-based compensation expense	$1.6	$1.7	$7.2	$7.4

The Company granted stock options on 551,740 shares during the nine months ended September 30, 2014, at a weighted-average fair value of $3.50 per share of stock option. There have been 11,881 options exercised in 2014.

The Company granted restricted stock awards of 487,290 shares during the nine months ended September 30, 2014, at a weighted-average fair value of $6.67 per share. The total intrinsic value of restricted stock awards that vested (i.e., restrictions lapsed) during the nine months ended September 30, 2014 was $2.8.

The Company granted performance share awards of 512,400 shares during the nine months ended September 30, 2014, at a weighted-average fair value of $6.40 per share.

NOTE 11 - Comprehensive Income (Loss)

The details of other comprehensive income (loss), net of tax, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Foreign currency translation
Balance at beginning of period	$4.6	$2.8	$4.7	$3.5
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(2.5)	1.2	(2.6)	0.5
Balance at end of period	$2.1	$4.0	$2.1	$4.0
Cash flow hedges
Balance at beginning of period	$7.4	$7.4	$18.3	$31.7
Other comprehensive income (loss):
Gains (losses) arising in period	(2.7)	10.3	(9.6)	0.6
Income tax expense	—	—	—	—
Gains (losses) arising in period, net of tax	(2.7)	10.3	(9.6)	0.6
Reclassification of losses (gains) to net income (loss):
Hot roll carbon steel coil contracts (a)	—	—	—	(0.4)
Other commodity contracts (b)	3.9	(5.9)	(0.1)	(20.1)
Subtotal	3.9	(5.9)	(0.1)	(20.5)
Income tax expense	—	—	—	—
Net amount of reclassification of losses (gains) to net income (loss)	3.9	(5.9)	(0.1)	(20.5)
Total other comprehensive income (loss), net of tax	1.2	4.4	(9.7)	(19.9)
Balance at end of period	$8.6	$11.8	$8.6	$11.8
Unrealized holding gains (losses) on securities
Balance at beginning of period	$0.4	$0.5	$0.4	$0.3
Other comprehensive income (loss):
Unrealized holding gains arising in period	—	—	—	0.2
Income tax expense	—	—	—	—
Unrealized holding gains (losses) arising in period, net of tax	—	—	—	0.2
Balance at end of period	$0.4	$0.5	$0.4	$0.5
Pension and OPEB plans
Balance at beginning of period	$259.6	$(58.2)	$300.0	$(34.4)
Other comprehensive income (loss):
Prior service credit (cost) arising in period	(2.1)	(6.1)	(2.1)	(6.1)
Gains (losses) arising in period	(3.0)	9.6	(8.3)	9.6
Income tax expense	—	—	—	—
Gains (losses) arising in period, net of tax	(5.1)	3.5	(10.4)	3.5
Reclassification to net income (loss):
Prior service costs (credits) (c)	(17.2)	(19.1)	(51.7)	(57.3)
Actuarial (gains) losses (c)	1.0	6.6	0.4	21.0
Subtotal	(16.2)	(12.5)	(51.3)	(36.3)
Income tax expense	—	—	—	—
Amount of reclassification to net income (loss), net of tax	(16.2)	(12.5)	(51.3)	(36.3)
Total other comprehensive income (loss), net of tax	(21.3)	(9.0)	(61.7)	(32.8)
Balance at end of period	$238.3	$(67.2)	$238.3	$(67.2)

(a)	Amounts are included in net sales on the Condensed Consolidated Statements of Operations.

(b)	Amounts are included in cost of products sold on the Condensed Consolidated Statements of Operations.

(c)	Amounts are included in pension and OPEB expense (income) on the Condensed Consolidated Statements of Operations.

NOTE 12 - Earnings per Share

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss) attributable to AK Steel Holding Corporation	$(7.2)	$(31.7)	$(110.4)	$(82.0)
Less: distributed earnings to common stockholders and holders of certain stock compensation awards	—	—	—	—
Undistributed earnings (loss)	$(7.2)	$(31.7)	$(110.4)	$(82.0)

Common stockholders earnings—basic and diluted:
Distributed earnings to common stockholders	$—	$—	$—	$—
Undistributed earnings (loss) to common stockholders	(7.2)	(31.6)	(110.0)	(81.7)
Common stockholders earnings (loss)—basic and diluted	$(7.2)	$(31.6)	$(110.0)	$(81.7)

Common shares outstanding (weighted-average shares in millions):
Common shares outstanding for basic earnings per share	142.8	135.9	138.4	135.8
Effect of exchangeable debt	—	—	—	—
Effect of dilutive stock-based compensation	—	—	—	—
Common shares outstanding for diluted earnings per share	142.8	135.9	138.4	135.8

Basic and diluted earnings per share:
Distributed earnings	$—	$—	$—	$—
Undistributed earnings (loss)	(0.05)	(0.23)	(0.79)	(0.60)
Basic and diluted earnings (loss) per share	$(0.05)	$(0.23)	$(0.79)	$(0.60)

Potentially issuable common shares (in millions) excluded from earnings per share calculation due to anti-dilutive effect	13.3	2.5	10.6	2.5

NOTE 13 - Variable Interest Entities

SunCoke Middletown

The Company purchases all of the coke and electrical power generated from SunCoke Middletown’s plant under long-term supply agreements. SunCoke Middletown is deemed to be a variable interest entity because the Company has committed to purchase all of the expected production from the facility through at least 2031 and the Company has been determined to be the primary beneficiary. Thus, the financial results of SunCoke Middletown are required to be consolidated with the results of the Company with recognition of a noncontrolling interest, even though the Company has no ownership interest in SunCoke Middletown. Included in consolidated income (loss) before taxes was income before taxes related to SunCoke Middletown of $16.2 and $15.9 for the three months ended September 30, 2014 and 2013, respectively, and of $46.8 and $47.8 for the nine months ended September 30, 2014 and 2013, respectively.

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

•
Level 2 inputs are inputs, other than quoted prices, that are directly or indirectly observable for the asset or liability. Level 2 inputs include model-generated values that rely on inputs either directly observed or readily-derived from available market data sources, such as Bloomberg or other news and data vendors. They include quoted prices for similar assets or liabilities in active markets, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves observable at commonly quoted intervals or current market) and contractual prices for the underlying financial instrument, as well as other relevant economic factors. Fair values of the Company’s derivative commodity contracts and foreign currency forward contracts are generated using forward prices that are derived from observable futures prices relating to the respective commodity or currency from sources such as the New York Mercantile Exchange (NYMEX) or the London Metal Exchange (LME). In cases where the derivative is an option contract (including caps, floors and collars), the Company’s valuations reflect adjustments made to valuations generated by the derivative’s counterparty. After validating that the counterparty’s assumptions relating to implied volatilities are in line with an independent source for these implied volatilities, the Company discounts these model-generated future values with discount factors designed to reflect the credit quality of the party obligated to pay under the derivative contract. Differing discount rates are applied to different contracts as a function of differing maturities and different counterparties. As of September 30, 2014, a spread over benchmark rates of less than 3.0% was used for derivatives valued as assets and for derivatives valued as liabilities. The Company has estimated the fair value of long-term debt based upon quoted market prices for the same or similar issues or on the current interest rates available to the Company for debt of similar terms and maturities.

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	September 30, 2014			December 31, 2013
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets measured at fair value
Cash and cash equivalents	$60.8	$—	$60.8	$45.3	$—	$45.3
Other current assets:
Foreign exchange contracts	—	1.4	1.4	—	—	—
Commodity hedge contracts	—	3.0	3.0	—	4.9	4.9
Other non-current assets:
Available for sale investments—cash and cash equivalents	3.3	—	3.3	18.6	—	18.6
Assets measured at fair value	$64.1	$4.4	$68.5	$63.9	$4.9	$68.8

Liabilities measured at fair value
Accrued liabilities:
Foreign exchange contracts	$—	$—	$—	$—	$(0.7)	$(0.7)
Commodity hedge contracts	—	(26.8)	(26.8)	—	(0.4)	(0.4)
Other non-current liabilities—commodity hedge contracts	—	(1.3)	(1.3)	—	(0.1)	(0.1)
Liabilities measured at fair value	$—	$(28.1)	$(28.1)	$—	$(1.2)	$(1.2)

Liabilities measured at other than fair value
Long-term debt, including current portions:
Fair value	$—	$(2,573.6)	$(2,573.6)	$—	$(1,659.9)	$(1,659.9)
Carrying amount	—	(2,406.6)	(2,406.6)	—	(1,507.0)	(1,507.0)

The carrying amounts of the Company’s other financial instruments do not differ materially from their estimated fair values at September 30, 2014 and December 31, 2013.

NOTE 15 - Derivative Instruments and Hedging Activities

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

The Company had the following outstanding commodity price swaps and options and forward foreign exchange contracts:

Commodity	September 30, 2014	December 31, 2013
Nickel (in lbs)	382,400	763,300
Natural gas (in MMBTUs)	17,232,500	3,240,000
Zinc (in lbs)	15,000,000	12,000,000
Electricity (in MWHs)	767,000	—
Iron ore (in metric tons)	1,084,200	190,735
Hot roll carbon steel coils (in short tons)	87,800	74,147
Foreign exchange contracts (in euros)	€19,640,000	€17,730,000

The following table presents the fair value of derivative instruments in the Condensed Consolidated Balance Sheets:

Asset (liability)	September 30, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Other current assets—commodity contracts	$2.3	$2.6
Accrued liabilities—commodity contracts	(6.7)	—
Other non-current liabilities—commodity contracts	(0.8)	—

Derivatives not designated as hedging instruments:
Other current assets:
Foreign exchange contracts	1.4	—
Commodity contracts	0.7	2.3
Accrued liabilities:
Foreign exchange contracts	—	(0.7)
Commodity contracts	(20.1)	(0.4)
Other noncurrent liabilities—commodity contracts	(0.5)	(0.1)

The following table presents gains (losses) on derivative instruments included in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
Gain (loss)	2014	2013	2014	2013
Derivatives designated as cash flow hedges—
Commodity contracts:
Reclassified from accumulated other comprehensive income into net sales (effective portion)	$—	$—	$—	$0.4
Reclassified from accumulated other comprehensive income into cost of products sold (effective portion)	(3.9)	5.9	0.1	20.1
Recognized in cost of products sold (ineffective portion and amount excluded from effectiveness testing)	(3.8)	(3.1)	(4.5)	3.3

Derivatives not designated as hedging instruments:
Foreign exchange contracts—recognized in other income (expense)	(0.2)	(0.7)	0.7	(0.2)
Commodity contracts:
Recognized in net sales	(1.8)	0.2	(6.0)	0.4
Recognized in cost of products sold	(11.2)	0.6	(30.4)	0.4

The following table lists the amount of gains (losses) before tax expected to be reclassified into cost of products sold within the next twelve months for the Company’s existing commodity contracts that qualify for hedge accounting, as well as the period of time over which the Company is hedging its exposure to the volatility in future cash flows:

Commodity Hedge	Settlement Dates	Gains (losses)
Natural gas	October 2014 to December 2016	$2.8
Zinc	October 2014 to December 2016	0.3
Electricity	October 2014 to December 2015	1.2
Iron ore	October 2014 to November 2016	(10.9)

NOTE 16 - Supplemental Cash Flow Information

The following table presents the net cash paid (received) during the period for interest, net of capitalized interest, and income taxes:

	Nine Months Ended September 30,
	2014	2013
Net cash paid (received) during the period for:
Interest, net of capitalized interest	$62.9	$60.0
Income taxes	(0.5)	1.1

Included in net cash flows from operations was cash provided by SunCoke Middletown of $43.8 and $57.3 for the nine months ended September 30, 2014 and 2013, respectively. Consolidated cash and cash equivalents at September 30, 2014 and December 31, 2013, includes $16.3 and $14.2, respectively, of cash and cash equivalents of SunCoke Middletown. There are no compensating balance arrangements or legal restrictions on the cash and cash equivalents of SunCoke Middletown, however, it is not available for the Company’s use.

The Company had non-cash capital investments during the nine months ended September 30, 2014 and 2013, that had not been paid as of the end of the respective period. These amounts are included in accounts payable and accrued liabilities and have been excluded from the Condensed Consolidated Statements of Cash Flows. The Company also granted restricted stock to certain employees and restricted stock units to directors under the Stock Incentive Plan. The amounts of non-cash investing and financing activities were as follows:

	Nine Months Ended September 30,
	2014	2013
Capital investments	$7.6	$5.4
Issuance of restricted stock and restricted stock units	4.0	2.7

NOTE 17 - Union Contracts

In June 2014, members of the International Association of Machinists and Aerospace Workers, Local 1943, ratified a 42-month labor agreement covering approximately 1,640 employees at the Middletown Works. The new agreement was reached early. It will replace the current agreement, which was set to expire on September 15, 2014. The new agreement took effect on September 15, 2014 and will expire on March 15, 2018.

The United Steelworkers, Local 1190, has been recognized as the bargaining agent for approximately 220 hourly employees at Mountain State Carbon, LLC. AK Steel will be bargaining in good faith in efforts to reach an initial labor agreement.

An agreement with the United Steelworkers, Local 1915, which represents approximately 110 employees at AK Tube in Walbridge, Ohio, is scheduled to expire on January 22, 2015. An agreement with the United Steelworkers, Local 1865, which represents approximately 820 employees at the Ashland Works, is scheduled to expire on March 1, 2015. An agreement with the United Automobile Workers, Local 4104, which represents approximately 130 employees at the Zanesville Works, is scheduled to expire on May 20, 2015.

NOTE 18 - New Accounting Pronouncements

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

NOTE 19 - Supplemental Guarantor Information

AK Steel’s 8.75% Senior Secured Notes due December 2018, 7.625% Senior Notes due May 2020, 7.625% Senior Notes due October 2021, 8.375% Senior Notes due April 2022 (collectively, the “Senior Notes”) and 5.00% Exchangeable Senior Notes due November 2019 (the “Exchangeable Notes”) are governed by indentures entered into by AK Holding and its 100%-owned subsidiary, AK Steel. In April 2014, the Company designated two 100%-owned subsidiaries, AK Tube and AK Properties, as guarantor subsidiaries of the Senior Notes (other than the 7.625% Senior Notes due October 2021, which were subsequently issued and as to which AK Tube and AK Properties were guarantor subsidiaries from issuance). Under the terms of the indentures, AK Holding and the guarantor subsidiaries each fully and unconditionally, jointly and severally, guarantee the payment of interest, principal and premium, if any, on each of the notes comprising the Senior Notes.

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

Condensed Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended September 30, 2014

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$1,552.5	$69.7	$135.7	$(164.1)	$1,593.8
Cost of products sold (exclusive of items shown separately below)	—	1,433.1	50.1	104.4	(148.7)	1,438.9
Selling and administrative expenses (exclusive of items shown separately below)	1.0	65.2	2.9	7.7	(11.2)	65.6
Depreciation	—	42.7	1.1	5.3	—	49.1
Pension and OPEB expense (income)	—	(23.5)	—	—	—	(23.5)
Total operating costs	1.0	1,517.5	54.1	117.4	(159.9)	1,530.1
Operating profit (loss)	(1.0)	35.0	15.6	18.3	(4.2)	63.7
Interest expense	—	34.8	—	0.8	—	35.6
Other income (expense)	—	(15.8)	1.6	(1.1)	—	(15.3)
Income (loss) before income taxes	(1.0)	(15.6)	17.2	16.4	(4.2)	12.8
Income tax expense (benefit)	—	(1.5)	6.9	0.2	(1.7)	3.9
Equity in net income (loss) of subsidiaries	(6.2)	7.9	—	—	(1.7)	—
Net income (loss)	(7.2)	(6.2)	10.3	16.2	(4.2)	8.9
Less: Net income attributable to noncontrolling interests	—	—	—	16.1	—	16.1
Net income (loss) attributable to AK Steel Holding Corporation	(7.2)	(6.2)	10.3	0.1	(4.2)	(7.2)
Other comprehensive income (loss)	(22.6)	(22.6)	—	(2.5)	25.1	(22.6)
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$(29.8)	$(28.8)	$10.3	$(2.4)	$20.9	$(29.8)

Condensed Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended September 30, 2013

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$1,284.1	$63.0	$137.3	$(153.1)	$1,331.3
Cost of products sold (exclusive of items shown separately below)	—	1,206.4	45.9	112.5	(142.4)	1,222.4
Selling and administrative expenses (exclusive of items shown separately below)	1.0	50.8	2.6	6.8	(9.7)	51.5
Depreciation	—	43.1	1.2	4.1	—	48.4
Pension and OPEB expense (income)	—	(16.9)	—	—	—	(16.9)
Total operating costs	1.0	1,283.4	49.7	123.4	(152.1)	1,305.4
Operating profit (loss)	(1.0)	0.7	13.3	13.9	(1.0)	25.9
Interest expense	—	31.7	—	0.4	—	32.1
Other income (expense)	—	(1.9)	1.5	(2.4)	—	(2.8)
Income (loss) before income taxes	(1.0)	(32.9)	14.8	11.1	(1.0)	(9.0)
Income tax expense (benefit)	—	3.6	5.5	(1.9)	(0.5)	6.7
Equity in net income (loss) of subsidiaries	(30.7)	5.8	—	—	24.9	—
Net income (loss)	(31.7)	(30.7)	9.3	13.0	24.4	(15.7)
Less: Net income attributable to noncontrolling interests	—	—	—	16.0	—	16.0
Net income (loss) attributable to AK Steel Holding Corporation	(31.7)	(30.7)	9.3	(3.0)	24.4	(31.7)
Other comprehensive income (loss)	(3.4)	(3.4)	—	1.2	2.2	(3.4)
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$(35.1)	$(34.1)	$9.3	$(1.8)	$26.6	$(35.1)

Condensed Consolidated Statements of Comprehensive Income (Loss)
Nine Months Ended September 30, 2014

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$4,350.7	$209.8	$393.7	$(446.1)	$4,508.1
Cost of products sold (exclusive of items shown separately below)	—	4,141.1	151.6	309.0	(410.3)	4,191.4
Selling and administrative expenses (exclusive of items shown separately below)	3.6	177.9	8.6	22.3	(32.7)	179.7
Depreciation	—	127.5	3.1	15.7	—	146.3
Pension and OPEB expense (income)	—	(74.2)	—	—	—	(74.2)
Total operating costs	3.6	4,372.3	163.3	347.0	(443.0)	4,443.2
Operating profit (loss)	(3.6)	(21.6)	46.5	46.7	(3.1)	64.9
Interest expense	—	99.0	—	2.0	—	101.0
Other income (expense)	—	(23.5)	4.9	(1.6)	—	(20.2)
Income (loss) before income taxes	(3.6)	(144.1)	51.4	43.1	(3.1)	(56.3)
Income tax expense (benefit)	—	(10.8)	20.6	(1.0)	(1.3)	7.5
Equity in net income (loss) of subsidiaries	(106.8)	26.5	—	—	80.3	—
Net income (loss)	(110.4)	(106.8)	30.8	44.1	78.5	(63.8)
Less: Net income attributable to noncontrolling interests	—	—	—	46.6	—	46.6
Net income (loss) attributable to AK Steel Holding Corporation	(110.4)	(106.8)	30.8	(2.5)	78.5	(110.4)
Other comprehensive income (loss)	(74.0)	(74.0)	—	(2.6)	76.6	(74.0)
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$(184.4)	$(180.8)	$30.8	$(5.1)	$155.1	$(184.4)

Condensed Consolidated Statements of Comprehensive Income (Loss)
Nine Months Ended September 30, 2013

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$3,917.3	$196.6	$430.0	$(438.3)	$4,105.6
Cost of products sold (exclusive of items shown separately below)	—	3,688.8	142.2	360.8	(407.9)	3,783.9
Selling and administrative expenses (exclusive of items shown separately below)	3.5	152.2	7.9	20.0	(30.3)	153.3
Depreciation	—	129.8	3.4	11.7	—	144.9
Pension and OPEB expense (income)	—	(49.3)	—	—	—	(49.3)
Total operating costs	3.5	3,921.5	153.5	392.5	(438.2)	4,032.8
Operating profit (loss)	(3.5)	(4.2)	43.1	37.5	(0.1)	72.8
Interest expense	—	94.1	—	1.0	—	95.1
Other income (expense)	—	(2.6)	4.6	(0.5)	—	1.5
Income (loss) before income taxes	(3.5)	(100.9)	47.7	36.0	(0.1)	(20.8)
Income tax expense (benefit)	—	(0.6)	18.7	(4.4)	(0.1)	13.6
Equity in net income (loss) of subsidiaries	(78.5)	21.8	—	—	56.7	—
Net income (loss)	(82.0)	(78.5)	29.0	40.4	56.7	(34.4)
Less: Net income attributable to noncontrolling interests	—	—	—	47.6	—	47.6
Net income (loss) attributable to AK Steel Holding Corporation	(82.0)	(78.5)	29.0	(7.2)	56.7	(82.0)
Other comprehensive income (loss)	(52.0)	(52.0)	—	0.5	51.5	(52.0)
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$(134.0)	$(130.5)	$29.0	$(6.7)	$108.2	$(134.0)

Condensed Consolidated Balance Sheets
September 30, 2014

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$21.0	$0.2	$39.6	$—	$60.8
Accounts receivable, net	—	673.7	32.7	33.3	(32.1)	707.6
Inventory, net	—	1,031.2	31.0	78.1	(14.3)	1,126.0
Deferred tax assets, current	—	74.5	—	0.2	—	74.7
Other current assets	0.3	72.6	0.3	3.1	—	76.3
Total current assets	0.3	1,873.0	64.2	154.3	(46.4)	2,045.4
Property, plant and equipment	—	5,646.8	96.1	593.0	—	6,335.9
Accumulated depreciation	—	(3,993.0)	(70.9)	(56.9)	—	(4,120.8)
Property, plant and equipment, net	—	1,653.8	25.2	536.1	—	2,215.1
Other non-current assets:
Investments in affiliates	—	97.8	—	298.7	—	396.5
Investment in subsidiaries	(2,223.7)	1,571.3	—	—	652.4	—
Inter-company accounts	2,138.5	(3,078.5)	1,306.3	(403.0)	36.7	—
Other non-current assets	—	130.8	33.0	64.6	—	228.4
TOTAL ASSETS	$(84.9)	$2,248.2	$1,428.7	$650.7	$642.7	$4,885.4
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$759.8	$9.7	$43.6	$(0.8)	$812.3
Accrued liabilities	—	260.6	3.1	18.0	—	281.7
Current portion of long-term debt	—	0.2	—	—	—	0.2
Current portion of pension and other postretirement benefit obligations	—	61.8	—	0.4	—	62.2
Total current liabilities	—	1,082.4	12.8	62.0	(0.8)	1,156.4
Non-current liabilities:
Long-term debt	—	2,406.4	—	—	—	2,406.4
Pension and other postretirement benefit obligations	—	828.3	—	4.1	—	832.4
Other non-current liabilities	—	123.8	—	0.6	—	124.4
TOTAL LIABILITIES	—	4,440.9	12.8	66.7	(0.8)	4,519.6
Exchangeable notes exchange feature	—	31.0	—	—	—	31.0
Equity:
Total stockholders’ equity (deficit)	(84.9)	(2,223.7)	1,415.9	164.3	643.5	(84.9)
Noncontrolling interests	—	—	—	419.7	—	419.7
TOTAL EQUITY	(84.9)	(2,223.7)	1,415.9	584.0	643.5	334.8
TOTAL LIABILITIES AND EQUITY	$(84.9)	$2,248.2	$1,428.7	$650.7	$642.7	$4,885.4

Condensed Consolidated Balance Sheets
December 31, 2013

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$16.8	$—	$28.5	$—	$45.3
Accounts receivable, net	—	492.4	25.2	35.9	(28.3)	525.2
Inventory, net	—	520.0	19.2	58.5	(11.1)	586.6
Deferred tax assets, current	—	69.4	—	0.2	—	69.6
Other current assets	0.3	43.9	0.2	2.1	—	46.5
Total current assets	0.3	1,142.5	44.6	125.2	(39.4)	1,273.2
Property, plant and equipment	—	5,258.4	94.9	518.6	—	5,871.9
Accumulated depreciation	—	(3,881.7)	(67.9)	(42.2)	—	(3,991.8)
Property, plant and equipment, net	—	1,376.7	27.0	476.4	—	1,880.1
Other non-current assets:
Investments in affiliates	—	—	—	209.8	—	209.8
Investment in subsidiaries	(2,772.4)	1,393.8	—	—	1,378.6	—
Inter-company accounts	2,551.1	(3,479.7)	1,269.6	(372.9)	31.9	—
Other non-current assets	—	141.0	33.0	68.6	—	242.6
TOTAL ASSETS	$(221.0)	$574.3	$1,374.2	$507.1	$1,371.1	$3,605.7
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$550.5	$6.3	$45.6	$(0.6)	$601.8
Accrued liabilities	—	133.6	2.9	6.4	—	142.9
Current portion of long-term debt	—	0.8	—	—	—	0.8
Current portion of pension and other postretirement benefit obligations	—	85.4	—	0.5	—	85.9
Total current liabilities	—	770.3	9.2	52.5	(0.6)	831.4
Non-current liabilities:
Long-term debt	—	1,506.2	—	—	—	1,506.2
Pension and other postretirement benefit obligations	—	960.6	—	4.8	—	965.4
Other non-current liabilities	—	109.6	—	0.4	—	110.0
TOTAL LIABILITIES	—	3,346.7	9.2	57.7	(0.6)	3,413.0
Equity:
Total stockholders’ equity (deficit)	(221.0)	(2,772.4)	1,365.0	35.7	1,371.7	(221.0)
Noncontrolling interests	—	—	—	413.7	—	413.7
TOTAL EQUITY	(221.0)	(2,772.4)	1,365.0	449.4	1,371.7	192.7
TOTAL LIABILITIES AND EQUITY	$(221.0)	$574.3	$1,374.2	$507.1	$1,371.1	$3,605.7

Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2014

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net cash flows from operating activities	$1.2	$(476.2)	$18.7	$70.7	$5.0	$(380.6)
Cash flows from investing activities:
Capital investments	—	(25.2)	(1.9)	(12.2)	—	(39.3)
Investments in Magnetation joint venture	—	—	—	(90.0)	—	(90.0)
Investment in acquired business, net of cash acquired	—	(677.2)	—	—	—	(677.2)
Other investing items, net	—	15.4	—	—	—	15.4
Net cash flows from investing activities	—	(687.0)	(1.9)	(102.2)	—	(791.1)
Cash flows from financing activities:
Net borrowings under credit facility	—	470.0	—	—	—	470.0
Proceeds from issuance of long-term debt	—	427.1	—	—	—	427.1
Redemption of long-term debt	—	(0.6)	—	—	—	(0.6)
Proceeds from issuance of common stock	345.3	—	—	—	—	345.3
Debt issuance costs	—	(10.6)	—	—	—	(10.6)
Inter-company activity	(345.6)	281.4	(16.6)	85.8	(5.0)	—
SunCoke Middletown distributions to noncontrolling interest owners	—	—	—	(40.6)	—	(40.6)
Other financing items, net	(0.9)	0.1	—	(2.6)	—	(3.4)
Net cash flows from financing activities	(1.2)	1,167.4	(16.6)	42.6	(5.0)	1,187.2
Net increase (decrease) in cash and cash equivalents	—	4.2	0.2	11.1	—	15.5
Cash and equivalents, beginning of period	—	16.8	—	28.5	—	45.3
Cash and equivalents, end of period	$—	$21.0	$0.2	$39.6	$—	$60.8

Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2013

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net cash flows from operating activities	$(2.8)	$(325.4)	$37.3	$73.1	$(5.9)	$(223.7)
Cash flows from investing activities:
Capital investments	—	(31.6)	(0.7)	(15.8)	—	(48.1)
Investments in Magnetation joint venture	—	—		(50.0)	—	(50.0)
Other investing items, net	—	4.8	(0.3)	10.6	—	15.1
Net cash flows from investing activities	—	(26.8)	(1.0)	(55.2)	—	(83.0)
Cash flows from financing activities:
Net borrowings under credit facility	—	185.0	—	—	—	185.0
Proceeds from issuance of long-term debt	—	31.9	—	—	—	31.9
Redemption of long-term debt	—	(27.2)	—	—	—	(27.2)
Debt issuance costs	—	(3.1)	—	—	—	(3.1)
Inter-company activity	3.5	(9.9)	(36.2)	36.7	5.9	—
SunCoke Middletown distributions to noncontrolling interest owners	—	—	—	(41.1)	—	(41.1)
Other financing items, net	(0.7)	—	—	0.6	—	(0.1)
Net cash flows from financing activities	2.8	176.7	(36.2)	(3.8)	5.9	145.4
Net increase (decrease) in cash and cash equivalents	—	(175.5)	0.1	14.1	—	(161.3)
Cash and equivalents, beginning of period	—	203.6	—	23.4	—	227.0
Cash and equivalents, end of period	$—	$28.1	$0.1	$37.5	$—	$65.7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(dollars in millions, except per share and per ton data or as otherwise specifically noted)

Results of Operations

The Company’s operations consist primarily of ten steelmaking and finishing plants and tubular production facilities located in Indiana, Kentucky, Michigan, Ohio and Pennsylvania. The Company also owns and operates a cokemaking facility located in West Virginia. The Company’s operations produce flat-rolled value-added carbon steels, including premium-quality coated, cold-rolled and hot-rolled carbon steel products, and specialty stainless and electrical steels that are sold in sheet and strip form, as well as carbon and stainless steel that is finished into welded steel tubing.  These products are sold to the automotive, infrastructure and manufacturing, and distributors and converters markets.  The Company sells its carbon products principally to domestic customers.  The Company’s electrical and stainless steel products are sold both domestically and internationally.  The Company also produces carbon and stainless steel that is finished into welded steel tubing used in the automotive, large truck, industrial and construction markets. The Company’s operations include European trading companies that buy and sell steel and steel products and other materials, AK Coal Resources, Inc. (“AK Coal”), which produces metallurgical coal from reserves in Pennsylvania, and a 49.9% equity interest in Magnetation LLC (“Magnetation”), a joint venture that produces iron ore concentrate from previously-mined ore reserves and that began producing iron ore pellets in September 2014.

Dearborn Acquisition

On September 16, 2014, in a transaction that is expected to be transformational for the Company, AK Steel acquired Severstal Dearborn, LLC (“Dearborn”) from Severstal Columbus Holdings, LLC (“Severstal”). The acquisition included integrated steelmaking assets located in Dearborn, Michigan (“Dearborn Works”), the Mountain State Carbon, LLC (“Mountain State Carbon”) cokemaking facility located in Follansbee, West Virginia, and interests in joint ventures that process flat-rolled steel products. The Company acquired Dearborn to increase scale and enhance its ability to better serve customers, further its automotive strategy, strengthen its carbon steelmaking footprint and achieve additional operational flexibility.

Through the Dearborn acquisition, the Company acquired highly modernized and upgraded steelmaking equipment and facilities. Dearborn Works produces high-quality, flat-rolled steels primarily for the automotive, construction and appliance markets. A large-scale modernization campaign was completed at Dearborn Works in 2011. During the campaign, more than $1.2 billion was invested in new state-of-the-art equipment and various operational improvements. The Dearborn Works blast furnace was rebuilt in 2007, and the plant began operating a new pickle line tandem cold mill and a new hot dip galvanizing line in 2011. The Dearborn facility is strategically located in close proximity to many of AK Steel’s customers, and the assets at the steel plant and the other acquired facilities complement AK Steel’s existing carbon steel operations.

The Dearborn acquisition also increases AK Steel’s operational and maintenance flexibility and provides the platform for significant cost-based synergies. In addition to the expected significant operational and productivity enhancements, the acquisition will create purchasing, transportation and overhead cost savings. The Company anticipates annual cost-based synergies of approximately $50.0, with approximately $25.0 expected to be realized in 2015.

The Company also expects the transaction to be credit-enhancing and accretive to its earnings, which will help create significant long-term value for the Company, its employees, customers and investors. To finance the initial purchase price of $706.5 for Dearborn and for general corporate purposes, the Company issued a combination of debt and equity securities to enhance the Company’s credit profile and provide accretive benefits to stockholders. In September 2014, the Company generated $763.9 in aggregate net proceeds from the issuance of 40.25 million shares of AK Holding’s common stock at $9.00 per share and the issuance of $430.0 of 7.625% senior notes due October 2021 (the “2021 Notes”). The Company used the net proceeds in excess of the Dearborn purchase price to repay a portion of outstanding borrowings under its Credit Facility and for general corporate purposes.

The Company’s third quarter financial results include the effects of the acquisition and Dearborn’s operations for the period from September 16, 2014 through September 30, 2014, affecting the comparability to prior periods. See the Strategic Investments section for additional information on the acquisition.

Overview

The Company’s third quarter 2014 results reflect substantial improvement in a number of key areas compared to the second quarter of 2014. For example, net sales and shipments increased to $1,593.8 and 1,462,900 tons in the third quarter from $1,530.8 and 1,397,500 tons, respectively, in the second quarter. The increase in revenues and shipments in the third quarter was primarily due to shipments from Dearborn Works following the acquisition of Dearborn and higher shipments of carbon steel to the automotive and infrastructure and manufacturing markets. Likewise, the Company improved to a net loss of $7.2, or $0.05 per diluted share of common stock, in the third quarter from a net loss of $17.1, or $0.13 per diluted share, in the second quarter. When adjusted to exclude acquisition-related expenses, the Company improved to adjusted net income of $16.4, or $0.12 per diluted share, in the third quarter.

The Company’s third quarter 2014 results compared favorably to the results of the same quarter in 2013. The Company reported a net loss of $7.2, or $0.05 per diluted share, in the third quarter of 2014, as compared to a net loss of $31.7, or $0.23 per diluted share, in the third quarter of 2013. The Company’s adjusted EBITDA improved to $100.5 in the third quarter of 2014 from $53.5 in the third quarter of 2013. The primary drivers for these improvements were additional revenues and shipments from Dearborn Works, higher prices for shipments of carbon steel to the spot market and lower costs for coal and coke.

Steel Shipments

Total shipments were 1,462,900 tons and 1,242,400 tons for the three months ended September 30, 2014 and 2013, respectively. Total shipments were 4,122,500 tons and 3,855,900 tons for the nine months ended September 30, 2014 and 2013, respectively. The 18% increase in total shipments in the third quarter and the 7% increase for the first nine months of 2014 compared to the prior year periods were attributable principally to shipments from Dearborn Works following the acquisition of Dearborn and higher shipments of carbon steel to the automotive and infrastructure and manufacturing markets. Shipments to the spot market were lower due to production issues at the Ashland Works blast furnace in the third quarter of 2014.

For the three months ended September 30, 2014, value-added products comprised 84.3% of total shipments, compared to 88.1% of total shipments in the three months ended September 30, 2013, primarily as a result of the relatively higher proportion of carbon spot market shipments in the Dearborn product mix compared to AK Steel’s historical mix. For the nine months ended September 30, 2014, value-added products comprised 86.1% of total shipments, compared to 86.4% of total shipments in the nine months ended September 30, 2013. The Company continued to focus on maximizing profitability through product mix adjustments based on current and projected market demands—both domestically and internationally. The following table presents net shipments by product line:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
Value-added Shipments	(tons in thousands)				(tons in thousands)
Stainless/electrical	216.6	14.8%	207.0	16.7%	646.6	15.7%	626.5	16.2%
Coated	697.0	47.6%	596.6	48.0%	1,935.3	46.9%	1,812.8	47.0%
Cold-rolled	288.2	19.7%	261.5	21.0%	872.7	21.2%	801.0	20.8%
Tubular	31.1	2.2%	29.5	2.4%	95.5	2.3%	92.5	2.4%
Subtotal value-added shipments	1,232.9	84.3%	1,094.6	88.1%	3,550.1	86.1%	3,332.8	86.4%
Non Value-added Shipments
Hot-rolled	194.7	13.3%	123.5	9.9%	480.3	11.7%	447.6	11.6%
Secondary	35.3	2.4%	24.3	2.0%	92.1	2.2%	75.5	2.0%
Subtotal non value-added shipments	230.0	15.7%	147.8	11.9%	572.4	13.9%	523.1	13.6%
Total shipments	1,462.9	100.0%	1,242.4	100.0%	4,122.5	100.0%	3,855.9	100.0%

Sales

Net sales for the third quarter of 2014 increased by approximately 20% compared to the third quarter of 2013, and the Company’s average selling price for the third quarter of 2014 was $1,089 per ton, a 2% increase from the Company’s average selling price of $1,071 per ton for the third quarter of 2013. For the nine months ended September 30, 2014, net sales increased by approximately 10% compared to the nine months ended September 30, 2013, and the Company’s average selling price for the nine months ended September 30, 2014 was $1,093 per ton, a 3% increase from the Company’s average selling price of $1,065 per ton for the nine months ended September 30, 2013. For both the three-month and nine-month periods, the increase in average selling price was primarily as a result of higher prices for carbon steel products sold to the spot market and higher prices for specialty steels. Net sales were higher for the three and nine months ended September 30, 2014 compared to the prior year periods principally due to shipments from Dearborn Works following the acquisition and higher shipments of carbon steel to the automotive and infrastructure and manufacturing markets.

Net sales to customers outside the United States for the three and nine months ended September 30, 2014 totaled $179.7 and $530.3, respectively, compared to $165.1 and $534.1 for the three and nine months ended September 30, 2013, respectively.

Cost of Products Sold

The Company experienced higher input costs for carbon scrap and utilities, partly offset by lower costs for iron ore, coke and coal, in the third quarter of 2014 compared to the third quarter of 2013 and in the nine months ended September 30, 2014 compared to the same period in the prior year. The Company estimates that the effect of the extreme cold weather conditions from early in the year resulted in approximately $45.0 of additional costs for the nine months ended September 30, 2014.

The Company incurred planned maintenance outage costs of $1.1 and $31.9 in the three and nine months ended September 30, 2014, compared to $4.2 and $26.8 in the corresponding periods of 2013. The Company incurred unplanned maintenance outage costs of $23.2 in the third quarter of 2014 related an incident at the Ashland Works blast furnace. For the nine months ended September 30, 2014, the Company incurred unplanned maintenance outage costs of $41.2 related to an incident in February 2014 at the Ashland Works blast furnace and to the third quarter incident. The Company incurred $18.0 in the nine months ended September 30, 2013 for unplanned maintenance outage costs related to an incident in June 2013 at the Middletown Works blast furnace. LIFO credits of $10.9 and $15.7 were recorded for the three and nine months ended September 30, 2014, compared to LIFO credits of $15.8 and $34.2 for the three and nine months ended September 30, 2013. Included in the LIFO credits for the three and nine months ended September 30, 2014, were credits of $7.3 related to the Dearborn acquisition.

Selling and Administrative Expenses

Selling and administrative expenses for the three and nine months ended September 30, 2014 were $65.6 and $179.7, respectively, compared to $51.5 and $153.3 for the three and nine months ended September 30, 2013, respectively. The increase in the third quarter ended September 30, 2014 compared to the prior year related primarily to the inclusion of Dearborn selling and administrative costs after the acquisition, transaction expenses of $6.3 related to the Dearborn acquisition and $2.6 for severance costs for certain employees of Dearborn. The increase in the nine months ended September 30, 2014 compared to the prior year related primarily to a charge of $5.8 for a tentative settlement of certain class action antitrust claims as discussed in Note 8 to the condensed consolidated financial statements, the inclusion of Dearborn selling and administrative costs after the acquisition, transaction expenses of $7.3 related to the Dearborn acquisition and $2.6 for severance costs for certain employees of Dearborn.

Depreciation

Depreciation expense for the three and nine months ended September 30, 2014 was $49.1 and $146.3, respectively, compared to $48.4 and $144.9 for the corresponding periods in 2013. The Company expects to record incremental annual depreciation expense of approximately $25.0 related to the fixed assets acquired in the Dearborn acquisition.

Pension and Other Postretirement Employee Benefit (“OPEB”) Expense (Income)

The Company recorded pension and OPEB income of $23.5 and $74.2 for the three and nine months ended September 30, 2014, respectively. Pension and OPEB income was $16.9 and $49.3 for the corresponding periods in 2013. The increase in income for the three and nine months ended September 30, 2014 compared to the prior year was largely a result of an increase in the expected return on a greater amount of plan assets and amortization of unrealized gains. The Company expects to record OPEB expense of $2.4 related to the assumed Dearborn liabilities for the remainder of 2014.

Operating Profit

The Company reported an operating profit of $63.7 and $64.9 in the three and nine months ended September 30, 2014, respectively, compared to operating profit of $25.9 and $72.8 in the three and nine months ended September 30, 2013. For the three and nine months ended September 30, 2014, the Company experienced year-over-year increases in costs for energy and carbon scrap, as well as increases in unplanned maintenance charges, compared to the same periods in 2013. Included in operating profit was operating profit related to SunCoke Middletown of $16.2 and $46.8 for the three and nine months ended September 30, 2014, respectively, compared to $15.9 and $47.8 for the corresponding periods in 2013.

Interest Expense

Interest expense for the three and nine months ended September 30, 2014 was $35.6 and $101.0, respectively, compared to $32.1 and $95.1 for the same periods in 2013. The increases over 2013 were primarily related to higher balances outstanding under the Credit Facility and interest on the 2021 Notes.

Other Income (Expense)

Other income (expense) was $(15.3) and $(20.2) for the three and nine months ended September 30, 2014, respectively, compared to other income (expense) of $(2.8) and $1.5 for the three and nine months ended September 30, 2013, respectively. Other income (expense) is primarily related to foreign exchange gains and losses and the Company’s share of income (loss) related to Magnetation. In addition, the Company incurred $12.6 of costs in the three and nine months ended September 30, 2014 for committed bridge financing that the Company arranged in connection with the acquisition of Dearborn, but which was unused because of the Company’s successful financing of the acquisition through debt and common stock offerings. Included in other income (expense) was the Company’s share of income (loss) related to Magnetation of $(2.2) and $(6.0) for the three and nine months ended September 30, 2014, respectively, and $(3.4) and $(2.3) for the corresponding periods in 2013. The decrease in the Company’s share of income from Magnetation for the nine months ended September 30, 2014 from the prior year period was due primarily to the effects of the extreme cold weather conditions in 2014 and higher depreciation expense related to fixed assets placed in service.

Income Taxes

Income taxes recorded through September 30, 2014 and 2013 were estimated using the discrete method. Current year income taxes are based on the actual year-to-date pre-tax loss through September 30, 2014, as well as the related change in the valuation allowance on deferred tax assets. The Company was unable to estimate pre-tax income for the remainder of 2014 with sufficient precision for purposes of the effective tax rate method, which requires consideration of a projection of full-year income and the expected change in the valuation allowance. The estimated annual effective tax rate method is not reliable due to its sensitivity to small changes to forecasted annual pre-tax earnings and the effect of the Company’s valuation allowance, which create results with significant variations in the customary relationship between income tax expense and pre-tax income for the interim periods. As a result, the Company determined that the use of the discrete method is more appropriate than the annual effective tax rate method. The Company has estimated the change in valuation allowances required based on the year-to-date pre-tax loss and the change in value of the identified tax-planning strategy, which is determined based on year-to-date LIFO income. Included in income tax expense are non-cash charges of $6.4 and $45.5 for the three and nine months ended September 30, 2014, respectively, for changes in the valuation allowance on the Company’s deferred tax assets, compared to $15.3 and $37.1 in the three and nine months ended September 30, 2013, respectively. The Company incurred an income tax charge of $2.1 for the three and nine months ended September 30, 2014, related to changes in the value of deferred tax assets resulting from the Dearborn acquisition.

Net Income (Loss)

As a result of the various factors and conditions described above, the Company reported a net loss attributable to AK Holding for the three months ended September 30, 2014, of $7.2, or $0.05 per diluted share, compared to a net loss of $31.7, or $0.23 per diluted share, for the three months ended September 30, 2013.

For the nine months ended September 30, 2014, the Company incurred a net loss attributable to AK Holding of $110.4, or $0.79 per diluted share, compared to a net loss of $82.0, or $0.60 per diluted share for the nine months ended September 30, 2013.

Adjusted EBITDA

Adjusted EBITDA (as defined below under Non-GAAP Financial Measures) was $100.5, or $69 per ton, for the third quarter of 2014, compared to adjusted EBITDA of $53.5, or $43 per ton, for the third quarter of 2013.

Adjusted EBITDA was $163.2, or $40 per ton, and $167.8, or $44 per ton, for the nine months ended September 30, 2014 and 2013, respectively.

Non-GAAP Financial Measures

In certain of its disclosures, the Company has reported adjusted EBITDA and adjusted net income that excludes the effects of the acquisition-related expenses of Dearborn. EBITDA is an acronym for earnings before interest, taxes, depreciation and amortization. It is a metric that is sometimes used to compare the results of companies by removing the effects of different factors that might otherwise make comparisons inaccurate or inappropriate. For purposes of this report, the Company has made an adjustment to EBITDA in order to exclude the effect of noncontrolling interests and the acquisition-related expenses of Dearborn. The adjusted results, although not financial measures under GAAP and not identically applied by other companies, facilitate the ability to analyze the Company’s financial results in relation to those of its competitors and to the Company’s prior financial performance by excluding items that otherwise would distort the comparison.  Adjusted EBITDA and adjusted net income are not, however, intended as alternative measures of operating results or cash flow from operations as determined in accordance with GAAP and are not necessarily comparable to similarly titled measures used by other companies.

Neither current shareholders nor potential investors in the Company’s securities should rely on adjusted EBITDA or adjusted net income as a substitute for any GAAP financial measure and the Company encourages current and potential investors to review the following reconciliations of net income (loss) attributable to AK Holding to adjusted EBITDA and adjusted net income.

Reconciliation of Adjusted EBITDA

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income (loss) attributable to AK Holding	$(7.2)	$(31.7)	$(110.4)	$(82.0)
Net income attributable to noncontrolling interests	16.1	16.0	46.6	47.6
Income tax expense	3.9	6.7	7.5	13.6
Interest expense	35.6	32.1	101.0	95.1
Interest income	—	(0.1)	—	(1.0)
Depreciation	49.1	48.4	146.3	144.9
Amortization	1.4	1.6	7.2	7.7
EBITDA	98.9	73.0	198.2	225.9
Less: EBITDA of noncontrolling interests (a)	19.9	19.5	57.5	58.1
Acquisition-related expenses	21.5	—	22.5	—
Adjusted EBITDA	$100.5	$53.5	$163.2	$167.8
Adjusted EBITDA per ton	$69	$43	$40	$44

(a)	The reconciliation of EBITDA of noncontrolling interests to net income attributable to noncontrolling interests is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income attributable to noncontrolling interests	$16.1	$16.0	$46.6	$47.6
Depreciation	3.8	3.5	10.9	10.5
EBITDA of noncontrolling interests	$19.9	$19.5	$57.5	$58.1

Reconciliation of Adjusted Net Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Reconciliation to Net Income (Loss) Attributable to AK Steel Holding
Adjusted net income attributable to AK Steel Holding Corporation	$16.4	$(31.7)	$(85.8)	$(82.0)
Acquisition-related expenses	(23.6)	—	(24.6)	—
Net income (loss) attributable to AK Steel Holding Corporation, as reported	$(7.2)	$(31.7)	$(110.4)	$(82.0)

Reconciliation to Basic and Diluted Earnings (Losses) per Share
Adjusted basic and diluted earnings per share	$0.12	$(0.23)	$(0.61)	$(0.60)
Acquisition-related expenses	(0.17)	—	(0.18)	—
Basic and diluted earnings (losses) per share, as reported	$(0.05)	$(0.23)	$(0.79)	$(0.60)

Outlook

Consistent with its current practice, AK Steel expects to provide detailed guidance for the Company’s fourth quarter 2014 results in December. However, in advance of that guidance, the Company notes that its fourth quarter results will be affected by a planned outage at the company’s Ashland Works blast furnace which began in late October and is expected to last approximately 28 days. That outage previously had been planned to occur in 2015, but has been advanced to fully address operational issues with the Ashland Works blast furnace that began earlier this year. Among other things, the planned outage will include a reline of the blast furnace hearth. The reduced operations at the Ashland Works blast furnace as a result of the outage will affect the fourth quarter of 2014 in terms of production, shipments, operating costs and margins. In the fourth quarter of 2014, the Company expects to make capital investments of $20.0 and to incur costs of approximately $30.0 associated with the planned outage itself and reduced production levels at Ashland Works in the period prior to the outage. The Company took steps in advance of the planned outage to minimize the potential impact on its customers, including purchasing additional slabs and building inventory through increased production at other plants.

Liquidity and Capital Resources

To finance the initial purchase price of $706.5 for Dearborn, the Company issued a combination of debt and equity securities to enhance the Company’s credit profile and provide accretive benefits to shareholders. In September 2014, the Company generated $763.9 in aggregate net proceeds from the issuance of 40.25 million shares of AK Holding’s common stock at $9.00 per share and the issuance of $430.0 of 2021 Notes. The Company used the net proceeds in excess of the Dearborn purchase price to repay a portion of outstanding borrowings under its asset-backed revolving credit facility that it entered into in March 2014 with a group of lenders (the “Credit Facility”) and for general corporate purposes.

Upon the acquisition of Dearborn on September 16, 2014, the Company amended its Credit Facility. The amendment to the Credit Facility, among other things, increases the aggregate principal amount of commitments under the Credit Facility to $1.5 billion in order to provide additional liquidity, increases availability thresholds and amends certain covenants to increase the operational and strategic flexibility of AK Steel and its subsidiaries. In addition, the amended Credit Facility requires the maintenance of a minimum fixed charge coverage ratio of one to one if availability under the Credit Facility is less than $150.0. The Credit Facility, which expires in March 2019, replaced AK Steel’s prior $1.1 billion asset-backed revolving credit facility (“Replaced Credit Facility”), and is secured by the same classes of assets as the Replaced Credit Facility. The Credit Facility contains common restrictions similar to the Replaced Credit Facility, including limitations on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliate transactions. Availability is calculated as the lesser of the Credit Facility commitment or the Company’s eligible collateral after advance rates, less in either case outstanding revolver borrowings and letters of credit. The Company’s obligations under its Credit Facility are secured by its inventory and accounts receivable, and availability under the Credit Facility fluctuates monthly based on the varying levels of eligible collateral. The Credit Facility provides the Company with enhanced liquidity and greater financial and strategic flexibility. The Credit Facility includes a separate “first-in, last-out”, or “FILO” tranche, which allows the Company to maximize its eligible collateral at higher advance rates. In April 2014, in order to provide additional collateral to the borrowing base and increase the Company’s availability under the Credit Facility, thereby enhancing its liquidity, the Company added AK Tube LLC and AK Steel Properties, Inc. as guarantors under the Credit Facility. AK Steel’s parent company, AK Holding, also guarantees the Credit Facility. Immediately after the acquisition, Dearborn was merged with and into AK Steel and thus the eligible assets of Dearborn Works are included in the eligible collateral under the Credit Facility.

At September 30, 2014, the Company had total liquidity of $912.3, consisting of $43.7 of cash and cash equivalents of the Company and $868.6 of availability under the Company’s Credit Facility. Total liquidity at September 30, 2014 increased by approximately $373.0 from total liquidity at June 30, 2014. As of September 30, 2014, there were outstanding Credit Facility borrowings of $560.0 and availability was further reduced by $71.4 due to outstanding letters of credit. During the nine-month period ended September 30, 2014, utilization of the Replaced Credit Facility and the Credit Facility ranged from $90.0 to $715.0, with outstanding borrowings averaging $459.1 per day.

Cash used by operations totaled $380.6 for the nine months ended September 30, 2014. This total included cash generated by SunCoke Middletown of $43.8, which can only be used by SunCoke Middletown for its operations or distributed to SunCoke Energy, Inc. Primary uses of cash were $196.5 for pension contributions, $48.8 for OPEB payments (net of Medicare subsidy reimbursements), an increase in working capital of $134.9, with the remainder used to fund interest payments and normal business activities. The increase in working capital primarily was the result of seasonal inventory fluctuations and an increase in accounts receivable. An increase in accounts payable due to higher inventory levels partially offset this use of cash.

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

Pension- and Retiree Healthcare Benefit-related Matters

The Company has contributed $196.5 to the master pension trust during 2014 and does not expect to make any additional contributions during 2014.

On August 8, 2014, the Highway and Transportation Funding Act was signed by the President. The Highway and Transportation Funding Act includes a provision for interest rate stabilization for defined benefit employee pension plans. As a result of the stabilization provision, and based on current actuarial assumptions, the Company expects its pension contributions to decrease by approximately $65.0 in 2015, thus reducing its required pension contributions for 2015 from its first quarter estimate of $100.0 to a current estimate of approximately $35.0. For 2016, the Company currently estimates its pension contributions to be about $15.0, down from its first quarter estimate of approximately $50.0, for a decrease of $35.0. These estimates are subject to changes in assumptions, primarily related to future investment performance of the pension funds, actuarial data relating to plan participants and the interest rate used to discount benefits to their present value.

The Company assumed Dearborn’s other postretirement benefits as of the acquisition and recorded an initial liability of $121.8. The annual cash requirement for the Dearborn OPEB obligation is not significant. Dearborn has no defined benefit pension plan.

Investing and Financing Activities

During the nine months ended September 30, 2014, net cash used by investing activities totaled $791.1, primarily for the acquisition of Dearborn. Investing activities also included capital contributions to Magnetation of $90.0 and capital investments of $39.3.

The Company anticipates 2014 capital and strategic investments of approximately $160.0. This includes $100.0 in strategic investments in Magnetation that completes AK Steel’s required capital contributions, as discussed in the Strategic Investments section. In regards to the Dearborn acquisition, the Company expects that the final purchase price for the acquisition of Dearborn will be approximately $721.0, which includes acquired cash of $29.3, after the final working capital adjustment is completed, though this estimate is subject to change.

During the nine months ended September 30, 2014, cash generated by financing activities totaled $1,187.2. This results primarily from the issuance of AK Holding’s common stock and the issuance of the 2021 Notes. Cash generated by financing activities also included Credit Facility borrowings of $470.0, partially offset by distributions from SunCoke Middletown to its noncontrolling interest owners of $40.6.

Dividends

The Company’s Credit Facility contains certain restrictive covenants with respect to the Company’s payment of dividends. Under these covenants, dividends are permitted provided (i) availability under the Credit Facility exceeds $337.5 or (ii) availability exceeds $262.5 and the Company meets a fixed charge coverage ratio of one to one as of the most recently ended fiscal quarter. If the Company cannot meet either of these thresholds, dividends would be limited to $12.0 annually. At September 30, 2014, the availability under the Credit Facility significantly exceeded $337.5. Accordingly, although the Company has elected to suspend its dividend program, there currently are no covenants that would restrict the Company’s ability to declare and pay a dividend to its stockholders.

Restrictions under Debt Agreements

The Credit Facility and indentures governing the Company’s senior indebtedness and tax-exempt fixed-rate Industrial Revenue Bonds (collectively, the “Notes”) contain restrictions and covenants that may limit the Company’s operating flexibility.

The indentures governing the Notes, other than the 5.00% Exchangeable Senior Notes due November 2019 (the “Exchangeable Notes”), include customary restrictions on (a) the incurrence of additional debt by certain AK Steel subsidiaries, (b) the incurrence of liens by AK Steel and AK Holding’s other subsidiaries, (c) the amount of sale/leaseback transactions, and (d) the ability of AK Steel and AK Holding to merge or consolidate with other entities or to sell, lease or transfer all or substantially all of the assets of AK Steel and AK Holding to another entity. They also contain customary events of default. In addition, the indenture governing the Secured Notes includes covenants with customary restrictions on the use of proceeds from the sale of collateral. The indenture governing the Exchangeable Notes does not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance, or repurchase of securities by the Company or its subsidiaries.

The Credit Facility contains restrictions, including limitations on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliate transactions. In addition, the Credit Facility requires maintenance of a minimum fixed charge coverage ratio of one to one if availability under the Credit Facility is less than $150.0. The Company does not expect any of these restrictions to affect or limit its ability to conduct its business in the ordinary course.

During the period, the Company was in compliance with all the terms and conditions of its debt agreements.

Strategic Investments

Dearborn

As previously noted, on September 16, 2014, the Company acquired Dearborn from Severstal. The assets acquired from Severstal included Dearborn Works, Mountain State Carbon and interests in joint ventures that process flat-rolled steel products. The Company acquired Dearborn in order to increase scale and enhance its ability to better serve customers, further its automotive strategy, strengthen its carbon steelmaking footprint and achieve additional operational flexibility. In addition, the Company acquired highly modernized and upgraded steelmaking equipment and facilities and the opportunity to earn significant cost-based synergies.

Similar to AK Steel’s existing carbon steel operations, Dearborn Works produces hot and cold rolled sheet and hot dip galvanized products, as well as other flat-rolled steel products. Dearborn Works is strategically located in close proximity to many of AK Steel’s customers, and the assets at the steel plant and the other acquired facilities complement AK Steel’s existing carbon steel operations with production capacity of over 2.5 million tons of finished steel per year. The Company’s annual shipments are expected to exceed 7.5 million tons after the acquisition. In 2011, Severstal completed a large-scale modernization campaign at the Dearborn Works plant and began operating a new pickle line tandem cold mill and a new hot dip galvanizing line. During the campaign, Severstal invested $1.2 billion in new state-of-the-art equipment and various operational improvements, including a rebuild of the blast furnace at Dearborn Works in 2007. The Company gained approximately 1,900 employees through its acquisition of Dearborn.

The Company believes that this transaction will, among other things, further its automotive market strategy, provide the Company with a northern carbon steel plant that is located in close proximity to many of its major customers, give the Company a bigger and better platform with which to meet the future light-weighting needs of its automotive customers, and provide it with greater and enhanced operational flexibility. The Company expects to realize significant cost-based synergies of approximately $50.0 annually, of which approximately $25.0 are expected to be realized in 2015.

Magnetation

The Magnetation LLC joint venture (“Magnetation”) utilizes advanced magnetic separation technology to recover iron ore from existing stockpiles of previously-mined material, such as tailings basins, and avoid the necessity of traditional expensive extraction methods. Magnetation controls substantial volumes of these existing stockpiles, as well as other resources with significant amounts of iron content that could allow it to eventually recover iron ore from traditional mining operations. However, traditional mining operations are not currently anticipated to be necessary for the foreseeable future, depending upon factors such as the recovery yield of Magnetation’s concentrate plants and future acquisitions of additional tailings basins and other iron-bearing resources. These concentrate operations effectively provide AK Steel with a limited hedge to the global price of iron ore, as the Company recognizes its share of net income from the joint venture’s sale of its iron ore concentrate to third parties at pricing based on iron ore market prices. If the global price of iron ore increases, AK Steel will benefit from the higher Magnetation net income caused by that price increase, thereby partially offsetting AK Steel’s own higher raw material costs resulting from the higher iron ore prices.

Magnetation currently operates two iron ore concentrate plants located in Minnesota, which together are able to produce a total of approximately 1.5 million short tons of iron ore concentrate annually. Magnetation’s iron ore pelletizing plant in Reynolds, Indiana, with expected annual capacity of approximately 3.3 million short tons commenced operations in September 2014 and began shipping pellets in October. The pellet plant will be fed by Magnetation’s concentrate plants. When fully ramped up, Magnetation’s pellet plant is expected to produce approximately 50% of the annual pellets consumed at the Company’s Middletown and Ashland Works blast furnaces. Through an offtake agreement, AK Steel will have the right to purchase at a discount to the IODEX all of the pellets produced by the pellet plant and an obligation to purchase a portion of those pellets. In addition to the direct financial benefits of purchasing pellets at a lower net cost, AK Steel also expects that its sourcing of pellets from the Magnetation pellet plant will provide AK Steel with transportation cost savings for the foreseeable future and ultimately improve working capital.

Magnetation has also begun construction of its third iron ore concentrate plant. Magnetation anticipates the third concentrate plant will begin operations in late 2014 or early 2015 and will ensure a consistent source of concentrate to feed the pellet plant at full capacity. Magnetation has secured the environmental permits required to construct this third plant, though additional permitting activity is continuing for those approvals necessary to its long-term operation. Although Magnetation expects to timely receive all necessary permits and has been successful in permitting its first two concentrate plants, there is no guarantee that Magnetation will receive its remaining necessary permits in a timely basis or at all. The pellet plant is expected to consume the majority of the joint venture’s concentrate production, with the balance going to third-party customers.

The Company estimates that Magnetation’s capital investment required to construct the pellet plant and additional iron ore concentrate capacity to support its operations will total approximately $565.0. Of this total, the pellet plant is expected to require approximately $400.0, with the additional concentrate capacity requiring the remaining estimated $165.0.

AK Steel made capital contributions to Magnetation of $90.0 in the nine months ended September 30, 2014, and made its final required capital contribution of $10.0 to Magnetation in October 2014.

In July 2014, Magnetation completed a private offering of $100.0 aggregate principal amount of 11.00% Senior Secured Notes due 2018 as a tack-on to its existing notes at an offering price of 108.75%. Magnetation has used the net proceeds of the offering principally for capital investments related to the construction of its iron ore pellet plant in Reynolds, Indiana, and additional concentrate capacity in northern Minnesota and for general corporate purposes. The Magnetation Senior Secured Notes are non-recourse to AK Steel.

AK Coal

AK Coal Resources, Inc., a wholly-owned subsidiary of AK Steel (“AK Coal”), produces low-volatile metallurgical coal from significant owned or leased reserves in Pennsylvania. AK Coal began mining activities at its North Fork mine in 2013 and began shipping coal to coking facilities for use in AK Steel’s blast furnaces. AK Steel currently estimates that AK Coal will deliver clean coal from its North Fork mine at an annualized rate of approximately 360,000 tons in 2015, although that may vary depending on market conditions for coal. Although the Company believes that AK Coal will produce coal at a comparatively low cost over the long-term, the Company has currently elected to defer some of its remaining planned capital investment and delay opening additional mines in light of current and anticipated near-term coal prices. AK Coal will continue to develop and refine its mine development plan, which will provide a long-term planned approach to mining coal in the area, and maintain its efforts to secure the environmental permits required for the operations contemplated in the mine plan. In so doing, AK Coal will be prepared to expand mining operations and increase production in a relatively short time period in the event that metallurgical coal prices rise to a level at which such increased production would be advantageous to the Company in lowering the cost of its future coal purchases.

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

The Company cautions readers that such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management, including that Dearborn will not be integrated successfully into AK Steel following the consummation of the acquisition; and that cost savings, synergies, accretion to earnings, increased shipments and other anticipated benefits and opportunities from the acquisition may not be fully realized or may take longer to realize than expected. In addition, our results and financial condition and any benefits from the acquisition, if consummated, could be adversely affected by reduced selling prices, shipments and profits associated with a highly competitive industry with excess capacity; changes in the cost of raw materials and energy; the Company’s significant amount of debt and other obligations; severe financial hardship or bankruptcy of one or more of the Company’s major customers; reduced demand in key product markets due to competition from alternatives to steel or other factors; increased global steel production and imports; excess inventory of raw materials; supply chain disruptions or poor quality of raw materials; production disruption or reduced production levels; the Company’s healthcare and pension obligations; not timely reaching new labor agreements; major litigation, arbitrations, environmental issues and other contingencies; regulatory compliance and changes; climate change and greenhouse gas emission limitations; conditions in the financial, credit, capital and banking markets; the Company’s use of derivative contracts to hedge commodity pricing volatility; the value of the Company’s net deferred tax assets; inability to fully realize benefits of long-term cost savings and margin enhancement initiatives; lower quantities, quality or yield of estimated coal reserves of AK Coal; increased governmental regulation of mining activities; inability to hire or retain skilled labor and experienced manufacturing and mining managers; and IT security threats and sophisticated cybercrime; as well as those risks and uncertainties discussed in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as updated in subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with or furnished to the Securities and Exchange Commission.

Any forward-looking statement made by the Company in this document speaks only as of the date on which it is made. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company’s primary areas of market risk include changes in (a) interest rates, (b) the prices of raw materials and energy sources and (c) foreign currency exchange rates. The Company manages interest rate risk by issuing variable- and fixed-rate debt, and had total long-term indebtedness (excluding unamortized debt discount and premium) of $2,439.5 and $1,540.1 at September 30, 2014 and December 31, 2013, respectively. The amount at September 30, 2014, consisted of $1,853.5 of fixed-rate debt, $26.0 of variable-rate Industrial Revenue Bonds and $560.0 of borrowings under its Credit Facility that bear interest at variable interest rates. An increase in prevailing interest rates would increase interest expense and interest paid for the variable-rate debt, including any outstanding borrowings under the Credit Facility. For example, a 1% increase in interest rates would result in an increase in annual interest expense of approximately $5.9 on the Company’s outstanding debt at September 30, 2014.

The most volatile pricing for raw materials purchased by the Company in recent years has been with respect to iron ore. Most of that volatility has been the result of fluctuations in the “IODEX”, an index of iron ore pricing widely used in the steel industry to help determine the contractual price of iron ore. Under the contracts by which the Company acquires iron ore, a change in the IODEX typically affects, directly or indirectly and to varying degrees, the price paid by the Company for iron ore. However, there are other factors that also affect the price paid by the Company for iron ore under certain contracts, such as measures of general industrial inflation and steel prices. Thus, by way of example only, a 10% increase (or decrease) in the IODEX does not equate to a 10% increase (or decrease) in the price paid by the Company for iron ore under its contracts. The actual impact will vary depending on the contract and the degree to which the IODEX is used in establishing pricing under that contract.

In addition to the cost of iron ore, the cost of other raw materials, particularly scrap, and energy sources have been volatile over the course of the last several years. Electricity and natural gas prices have been highly volatile at times. To address such cost volatility, where competitively possible, the Company attempts to increase the price of steel it sells to the spot market and to negotiate a variable-pricing mechanism with its contract customers that allows the Company to adjust selling prices in response to changes in the cost of certain raw materials and energy. In addition, in the case of stainless steel, increased costs for nickel, chrome and molybdenum can usually be recovered through established price surcharges. Therefore, fluctuations in the price of energy (particularly natural gas and electricity), raw materials (such as scrap, purchased slabs, coal, iron ore, zinc and nickel) or other commodities will be, in part, passed on to the Company’s customers rather than absorbed solely by the Company.

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

For derivatives designated as cash flow hedges, the effective portion of the gains and losses from the use of these instruments for natural gas, electricity, iron ore and zinc is recorded in accumulated other comprehensive income (loss) on the Consolidated

Balance Sheets and recognized into cost of products sold in the same period as the earnings recognition of the associated underlying transaction. At September 30, 2014, accumulated other comprehensive income (loss) included $8.5 in unrealized after-tax gains for these derivative instruments. All other commodity price swaps and options are marked to market and recognized into net sales or cost of products sold with the offset recognized as an asset or accrued liability. At September 30, 2014, other current assets of $3.0, accrued liabilities of $26.8 and other noncurrent liabilities of $1.3 were included on the Consolidated Balance Sheets for the fair value of commodity derivatives. At December 31, 2013, other current assets of $4.9, accrued liabilities of $0.4 and other non-current liabilities of $0.1 were included on the Consolidated Balance Sheets for the fair value of commodity derivatives.

The following table presents the negative effect on pre-tax income of a hypothetical change in the fair value of derivative instruments outstanding at September 30, 2014, due to an assumed 10% and 25% decrease in the market price of each of the indicated commodities.

	Negative (Positive) Effect on Pre-tax Income
Commodity Derivative	10% Decrease	25% Decrease
Natural gas	$6.1	$15.4
Nickel	0.3	0.7
Zinc	1.6	3.9
Electricity	3.3	8.3
Iron ore	8.4	21.0
Hot roll carbon steel coils	(5.2)	(13.0)

Because these instruments are structured and used as hedges, these hypothetical losses (gains) would be offset by lower prices paid for the physical commodity used in the normal production cycle or lower prices received from the sale of hot roll coils. The Company does not enter into swap or option contracts for trading purposes.

The Company also is subject to risks of exchange rate fluctuations on a portion of intercompany receivables that are denominated in foreign currencies. The Company uses forward currency contracts to manage exposures to certain of these currency price fluctuations. At September 30, 2014 and December 31, 2013, the Company had outstanding forward currency contracts with a total contract value of $24.8 and $24.4, respectively, for the sale of euros. At September 30, 2014, other current assets of $1.4, and at December 31, 2013, accrued liabilities of $0.7, were included on the Consolidated Balance Sheets for the fair value of these contracts. Based on the contracts outstanding at September 30, 2014, a 10% change in the dollar to euro exchange rate would result in an approximate $2.5 pretax effect on the value of these contracts on a mark-to-market basis, which would offset the effect of a change in the exchange rate on the underlying receivable.

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

PART II. OTHER INFORMATION
(dollars in millions, except per share data)

Item 1. Legal Proceedings.

The information called for by this item is incorporated herein by reference to Note 8 of the condensed consolidated financial statements included in Part I, Item 1.

Item 1A. Risk Factors.

The Company cautions readers that its business activities involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management. The Company described the principal risk factors that could impact its results in its Annual Report on Form 10-K for the year ended December 31, 2013 and in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2014. Set forth below is an update to those prior risk factor descriptions.

Risk of failure to achieve the estimated synergies and other expected benefits of the Dearborn acquisition and/or to integrate Dearborn successfully. The Company may be unable to achieve the strategic, operational, financial and other benefits, and/or the resulting estimated synergies, contemplated by the Company with respect to the acquisition of Dearborn to the full extent expected or in a timely manner. The integration of Dearborn’s operations into the Company will be a complex and lengthy endeavor, and to the extent that the Company is not as successful as expected in integrating Dearborn, the cost savings, synergies, accretion to earnings, increased shipments and other anticipated benefits and opportunities from the acquisition may not be fully realized or may take longer to realize than expected. In addition, the Dearborn acquisition could cause disruptions in and create uncertainty surrounding the Company’s relationships with existing and future customers, suppliers and employees, which could have an adverse effect on the Company’s business, financial results and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities in the quarter ended September 30, 2014.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
July 2014	249	$8.68	—
August 2014	—	—	—
September 2014	—	—	—
Total	249	8.68	—	$125.6

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
4.1
Fifth Supplemental Indenture, dated as of September 16, 2014, among AK Steel Corporation, as issuer, AK Steel Holding Corporation, as parent guarantor, AK Steel Properties, Inc. and AK Tube LLC, as subsidiary guarantors, and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on September 16, 2014).

10.1
First Amendment to Amended and Restated Loan and Security Agreement, dated as of September 16, 2014, among AK Steel Corporation, as Borrower, AK Tube LLC, as Borrowing Base Guarantor, certain financial institutions, as Lenders, and Bank of America, N.A., as agent for the Lenders (incorporated herein by reference to Exhibit 10.1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on September 17, 2014).

10.2	Changes to Annual Retainer Fees for the Board of Directors.
10.3	AK Steel Holding Corporation Stock Incentive Plan, as amended and restated as of March 20, 2014.
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
95.1	Mine Safety Disclosure Exhibit
101
Financial statements from the Quarterly Report on Form 10-Q of AK Steel Holding Corporation for the quarter ended September 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity (Deficit) and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AK STEEL HOLDING CORPORATION
(Registrant)

Dated:	November 4, 2014	/s/ ROGER K. NEWPORT
Roger K. Newport
Senior Vice President, Finance and Chief Financial Officer

Dated:	November 4, 2014	/s/ GREGORY A. HOFFBAUER
Gregory A. Hoffbauer
Controller and Chief Accounting Officer