Form 10-K
period 2014-12-31
AK STEEL HOLDING CORP
filed 2015-02-20
CIK 918160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒    Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2014
OR
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

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934.  Yes  ☐  No  ☒

Aggregate market value of the registrant’s voting stock held by non-affiliates at June 30, 2014: $1,074,419,553
There were 177,785,401 shares of common stock outstanding as of February 18, 2015.

DOCUMENTS INCORPORATED BY REFERENCE
The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant’s definitive proxy statement for the annual meeting of stockholders (the “2015 Proxy Statement”), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2014.

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

The operations of the Company and its wholly-owned subsidiaries consist primarily of eight steelmaking and finishing plants, two coke plants and two tube manufacturing plants across six states—Indiana, Kentucky, Michigan, Ohio, Pennsylvania and West Virginia. These operations produce flat-rolled value-added carbon steels, including premium-quality coated, cold-rolled and hot-rolled carbon steel products, and specialty stainless and electrical steels that are sold in sheet and strip form, as well as carbon and stainless steel that is finished into welded steel tubing.  The Company has interests in iron ore through its 49.9% equity interest in Magnetation LLC (“Magnetation”), a joint venture that produces iron ore concentrate from previously-mined ore reserves, and in metallurgical coal through its AK Coal Resources, Inc. (“AK Coal”) subsidiary, which produces metallurgical coal from reserves. In addition, the Company’s operations include Mexican and European trading companies that buy and sell steel and steel products and other materials.

In 2014, the Company acquired Severstal Dearborn, LLC (“Dearborn”) from Severstal Columbus Holdings, LLC (“Severstal”). The assets acquired from Severstal include the integrated steelmaking assets located in Dearborn, Michigan (“Dearborn Works”), the Mountain State Carbon, LLC (“Mountain State Carbon”) cokemaking facility located in Follansbee, West Virginia, and interests in joint ventures that process flat-rolled steel products.

Customers and Markets

For carbon and stainless steels, the Company principally directs its marketing efforts toward those customers who require the highest quality flat-rolled steel with precise “just-in-time” delivery and technical support. The Company’s enhanced product quality and delivery capabilities, as well as its emphasis on customer technical support and product planning, are critical factors in its ability to serve this segment of the market.  For electrical steels, the Company focuses its efforts on customers who desire the highest quality iron-silicon alloys that provide the low core loss and high permeability attributes required for more efficient and economical electrical transformers.  The Company’s electrical steels are among the most energy efficient in the world.  As with customers of its other steel products, the Company also ensures that its electrical steel customers have outstanding technical support and product development assistance.  The Company’s standards of excellence in each of its product categories have been embraced by a wide array of diverse customers and, accordingly, no single customer accounted for more than 10% of net sales of the Company during 2014, 2013 or 2012.

The Company’s flat-rolled carbon steel products are sold primarily to automotive manufacturers and to customers in the infrastructure and manufacturing market.  The infrastructure and manufacturing market includes electrical transmission, heating, ventilation and air conditioning equipment, and appliances.  The Company also sells coated, cold-rolled, and hot-rolled carbon steel products to distributors, service centers and converters who may further process these products prior to reselling them.  To the extent it believes necessary, the Company carries inventory levels appropriate to meet the requirements of certain of its customers for “just-in-time” delivery.

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

The following table sets forth the percentage of the Company’s net sales attributable to each of its markets:

Market	2014	2013	2012
Automotive	53%	51%	45%
Infrastructure and Manufacturing	18%	20%	23%
Distributors and Converters	29%	29%	32%

The Company sells its carbon steel products principally to customers in the United States.  The Company’s electrical and stainless steel products are sold both domestically and internationally, though non-NAFTA sales have declined in recent years, principally as a result of excess global capacity servicing the international electrical and stainless steel markets.  The Company’s customer base is geographically diverse and there is no single country outside the United States for which sales are material relative to the Company’s net sales.  The Company attributes revenue from foreign countries based upon the destination of physical shipment of a product.  Net sales by geographic area and as a percentage of net sales in 2014, 2013 and 2012 were as follows:

	2014		2013		2012
Geographic Area	Net Sales	%	Net Sales	%	Net Sales	%
United States	$5,750.3	88%	$4,862.4	87%	$5,077.0	86%
Foreign countries	755.4	12%	708.0	13%	856.7	14%
Total	$6,505.7	100%	$5,570.4	100%	$5,933.7	100%

The Company does not have any material long-lived assets located outside of the United States.

Approximately 78% of the Company’s shipments of flat-rolled steel products in 2014 were made to contract customers, with the balance to customers in the spot market at prevailing prices at the time of sale. The Company is a party to contracts with all of its major automotive and most of its infrastructure and manufacturing market customers. These contracts are generally for a term of one year or less and set forth prices to be paid for each product during their term.  Approximately 83% of the Company’s shipments to contract customers provide for price adjustments during the term of the agreement. To the extent the price adjustments are triggered by changes in steel price indices (applicable to about one-fourth of the Company’s shipments to contract customers), the resulting adjustments typically occur at three- or six-month intervals. To the extent the price adjustments are triggered by changes in raw material pricing, an adjustment is not made in certain circumstances until the price of a particular raw material is outside of certain agreed-upon parameters. The frequency with which adjustments triggered by changes in raw material pricing have been required and the overall impact of those adjustments has declined in recent years as the circumstances in which adjustments will be made have decreased and become more restricted. Sales of products from the Dearborn Works are generally not under contracts that have price adjustment provisions, so the percentage of the Company’s sales that are under such contracts will decline in 2015.

The Company’s sales to businesses in the housing industry have been adversely affected by the lingering effects of the severe recession in the domestic and global economies that started in the fall of 2008. Housing starts have increased in recent years to reach one million units in 2014, and further growth is expected, but the housing market continues to be weak compared to historical norms of 1.5 million units. These conditions adversely affect production by the manufacturers of power transmission and distribution transformers, to which the Company sells its electrical steels, and production by the manufacturers of appliances, to which the Company sells its stainless and carbon steels. As housing starts in the United States continue to show improvement compared to prior years, it is likely that the Company’s electrical and stainless steel sales and shipments will exhibit increases as well. Electrical steel sales and shipments, particularly to customers in foreign countries, also have been negatively affected by excess global production capacity and what the Company believes to be preferential trade practices by certain countries.

The Company’s sales to the distributors and converters market has recently experienced downward pressure on pricing as the result of a drastic increase in foreign carbon steel imports, especially in the fourth quarter of 2014. Market share for finished steel imports reached the highest level in history in 2014 and this increased level of imports is currently expected to remain in early 2015.

Raw Materials and Other Inputs

The principal raw materials required for the Company’s steel manufacturing operations are iron ore, coal, coke, chrome, nickel, silicon, manganese, zinc, limestone, and carbon and stainless steel scrap.  The Company also uses large volumes of natural gas, electricity and industrial gases in its steel manufacturing operations.  In addition, the Company historically has purchased carbon steel slabs from other steel producers to supplement the production from its own steelmaking facilities. It purchased approximately 460,000 tons of carbon steel slabs in 2014, primarily as the result of the operational issues the Company experienced at its Ashland blast furnace in 2014.

The Company typically purchases carbon steel slabs, carbon and stainless steel scrap, natural gas, a substantial portion of its electricity, and most other raw materials at prevailing market prices, which are subject to price fluctuations in accordance with supply and demand.  The Company, however, makes most of its purchases of coke and industrial gases and a portion of its electricity at negotiated prices under annual and multi-year agreements with periodic price adjustments.  The Company also purchases iron ore and coal under similar agreements. When fully ramped up and operating at capacity, the Company’s strategic investments with respect to iron ore and coal are expected to enable the Company to acquire approximately 30% of its annual iron ore and coal needs at prices that are less exposed to market fluctuations and expected to be below market prices. The Company previously had estimated that these investments would provide approximately 50% of its annual iron ore and coal needs, but that estimate has been adjusted to reflect the acquisition of Dearborn. AK Coal began production of coal in 2013 and ramped up its operations throughout 2014. However, in light of current and anticipated near-

term coal prices, the Company has elected to defer some of its remaining planned capital investment and delay opening additional mines at AK Coal. Accordingly, the Company currently anticipates that AK Coal will provide only about 10% of its annual coal needs in 2015. Magnetation began production of iron ore pellets in September 2014 and is expected to ramp up its pelletizing operations throughout 2015. The Company also enters into financial instruments from time to time to hedge portions of its purchases of energy and certain raw materials, the prices of which may be subject to volatile fluctuations.

In addition, the Company attempts to reduce the risk of future supply shortages and price volatility through other means. To the extent that multi-year contracts are available in the marketplace, the Company has used such contracts to secure adequate sources of supply to satisfy its key raw material needs.  Where multi-year contracts are not available, or are not available on terms acceptable to the Company, the Company seeks to secure the remainder of its raw materials needs through annual contracts or spot purchases.  The Company also regularly evaluates the use of alternative sources and substitute materials.

The Company currently believes that it either has secured, or will be able to secure, adequate sources of supply for its raw materials and energy requirements for 2015 and for at least the next three to five years.  There exists, however, the potential for disruptions in production by the Company’s raw material suppliers, which could create shortages of raw materials in 2015 or beyond.  If such a disruption were to occur, it could have a material impact on the Company’s financial condition, operations and cash flows.

Research and Development

The Company conducts a broad range of research and development activities aimed at improving existing products and manufacturing processes and developing new products and processes.  In recent years, the Company has increased its focus and spending on new product innovation, particularly products consisting of advanced high-strength steel. The Company produces virtually every grade of advanced high-strength steels needed by its customers currently, but the Company’s research team is working on development of the next generation of advanced high-strength steels with even greater strength and formability. The Company has developed many new steel products and steel processes over the last 100+ years and continues that focus on research and innovation. Specific examples of innovative products that the Company introduced in 2014 or that experienced significant growth in their targeted markets include CHROMESHIELD® 22, THERMAK™ 17 and ULTRALUME® PHS. Research and development costs incurred in 2014, 2013 and 2012 were $17.5, $13.2 and $12.5, respectively.

Employees

At December 31, 2014, the Company and its wholly-owned subsidiaries employed approximately 8,000 employees, of which approximately 6,200 are represented by labor unions. The labor contracts covering these represented employees expire between 2015 and 2019.  See the discussion under Labor Agreements in Item 7 for additional information on these agreements.

Competition

The Company competes with domestic and foreign flat-rolled carbon, stainless and electrical steel and tubular product producers (both integrated steel producers and mini-mill producers) and producers of plastics, aluminum and other materials that can be used in lieu of flat-rolled steels in manufactured products.  Mini-mills generally offer a narrower range of products than integrated steel mills, but can have some competitive cost advantages as a result of their different production processes and typically non-union work forces.  Price, quality, on-time delivery and customer service are the primary competitive factors in the steel industry and vary in relative importance according to the category of product and customer requirements.

Steel producers that sell to the automotive market are facing increasing competition from the manufacturers of aluminum (and, to a lesser extent, other materials) as automotive manufacturers attempt to develop vehicles that will enable them to satisfy more stringent government-imposed fuel efficiency standards. In response to this competitive threat, the steel industry has developed, and is continuing to develop, advanced high-strength steels that meet the strength requirements and weight reductions needed by the automotive industry and are less costly, easier to repair and more environmentally friendly than aluminum.

Domestic steel producers, including the Company, face significant competition from foreign producers.  For a variety of reasons, these foreign producers often are able to sell products in the United States at prices substantially lower than domestic producers. Depending on the country of production, these reasons may include some or all of the following: lower labor, raw material, energy and regulatory costs, less stringent environmental regulations, as well as significant government subsidies, the maintenance of artificially low exchange rates against the U.S. dollar and preferential trade practices in their home countries.  The annual level of imports of foreign steel into the United States also has been increasing and is affected to varying degrees by the strength of demand for steel outside the United States and the relative strength or weakness of the U.S. dollar against various foreign currencies.  U.S. imports of finished steel accounted for approximately 28%, 23% and 24% of domestic steel market sales in 2014, 2013 and 2012, respectively.

The Company continues to provide pension and healthcare benefits to a significant portion of its retirees, resulting in a competitive disadvantage compared to certain other domestic integrated steel companies and the mini-mills that do not provide such benefits to any or most of their retirees.  However, the Company has negotiated progressive labor agreements that have significantly reduced total employment costs at all of its union-represented facilities.  In addition, the Company has entered into agreements with various groups of retirees to transfer all responsibility for their healthcare benefits from the Company to Voluntary Employee Benefits Association (“VEBA”) trusts funded by the Company. The Company has also lowered and continues to lower retiree benefit costs related to its salaried employees. For example, in 2014 the Company provided a voluntary lump-sum settlement offer to terminated vested participants in the pension plan and as a result reduced a portion of the pension obligation. These actions have increased the Company’s ability to compete in the highly competitive global steel market.

Environmental

Information with respect to the Company’s environmental compliance, remediation and proceedings is included in Note 10 to the consolidated financial statements in Item 8 and is incorporated herein by reference.

Executive Officers of the Registrant

The following table sets forth the name, age and principal position with the Company of each of its executive officers as of February 18, 2015:

Name	Age	Positions with the Company
James L. Wainscott	57	Chairman of the Board, President and Chief Executive Officer
David C. Horn	63	Executive Vice President, Chief Legal and Administrative Officer, and Secretary
Roger K. Newport	50	Senior Vice President, Finance and Chief Financial Officer
Kirk W. Reich	46	Senior Vice President, Manufacturing
Joseph C. Alter	37	Vice President, General Counsel and Chief Compliance Officer
Stephanie S. Bisselberg	44	Vice President, Human Resources
Renee S. Filiatraut	51	Vice President, Litigation, Labor and External Affairs
Keith J. Howell	49	Vice President, Operations
Eric S. Petersen	45	Vice President, Sales and Customer Service
Maurice A. Reed	52	Vice President, Engineering, Raw Materials and Energy

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

David C. Horn has served as Executive Vice President, Chief Legal and Administrative Officer and Secretary since May 2014. Prior to that, Mr. Horn served as Executive Vice President, General Counsel and Secretary since June 2010 and as Senior Vice President, General Counsel and Secretary since January 2005.  Mr. Horn became Vice President and General Counsel in April 2001 and assumed the additional position of Secretary in August 2003.  Before joining the Company as Assistant General Counsel in December 2000, Mr. Horn was a partner in the Cincinnati-based law firm now known as Frost Brown Todd LLC.

Roger K. Newport has served as Senior Vice President, Finance and Chief Financial Officer since May 2014. Prior to that, Mr. Newport served as Vice President, Finance and Chief Financial Officer since May 2012 and as Vice President, Business Planning and Development since June 2010.  Mr. Newport was named Controller and Chief Accounting Officer in July 2004 and Controller in September 2001.  Prior to that, Mr. Newport served in a variety of other capacities since joining the Company in 1985, including Assistant Treasurer, Investor Relations, Manager—Financial Planning and Analysis, Product Manager, Senior Product Specialist and Senior Auditor.

Kirk W. Reich has served as Senior Vice President, Manufacturing since May 2014. Prior to that, Mr. Reich served as Vice President, Procurement and Supply Chain Management since May 2012 and as Vice President, Specialty Steel Operations since June 2010.  Mr. Reich was named General Manager, Middletown Works in October 2006.  Prior to that, Mr. Reich served in a variety of other capacities since joining the Company in 1989 including Manager—Mobile Maintenance/Maintenance Technology, General Manager—Mansfield Works, Manager—Processing and Shipping, Technical Manager, Process Manager and Civil Engineer.

Joseph C. Alter has served as Vice President, General Counsel and Chief Compliance Officer since May 2014.  Prior to that, Mr. Alter served as Assistant General Counsel, Corporate and Chief Compliance Officer since December 2012.  Mr. Alter became Corporate Counsel and Chief Compliance Officer in May 2011.  Before joining the Company as Corporate Counsel in December 2009, Mr. Alter was Corporate Counsel at Convergys Corporation and an attorney with the law firm Keating Muething & Klekamp PLL.

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

Renee S. Filiatraut has served as Vice President, Litigation, Labor and External Affairs since May 2014.  Prior to that, Ms. Filiatraut served as Assistant General Counsel, Litigation since December 2012.  Before joining the Company as Litigation Counsel in March 2011, Ms. Filiatraut was a Partner with Thompson Hine LLP from January 1998.

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

Risk of reduced selling prices, shipments and profits associated with a highly competitive industry with excess capacity. An increase in global capacity and new or expanded production capacity in the United States in recent years has resulted in capacity in excess of demand globally, as well as in the Company’s primary markets in North America. The competitive landscape reflects an improving, but uneven, domestic economy; uncertain, and in some cases, slowing foreign economies; an uneven recovery within certain sectors of the domestic and global economies; and continued intense competition from both foreign and domestic steel competitors. These conditions directly impact the pricing for AK Steel’s products. At this time it is impossible to determine whether the domestic and/or global economies or industry sectors of those economies that are key to AK Steel’s sales will continue to improve and generate demand that will utilize more of the existing excess capacity in the steel industry. Furthermore, it is unknown how competitors will react to these and other factors and how their actions could affect market dynamics and AK Steel’s sales of and prices for its products. There is a risk of continued adverse effects on demand for AK Steel’s products, the prices for those products, and AK Steel’s sales and shipments of those products, which could negatively affect AK Steel’s business, financial results and cash flows.
Risk of changes in the cost of raw materials and energy.  The price that AK Steel pays for energy and key raw materials, such as electricity, natural gas, industrial gases, iron ore, coal and scrap, can fluctuate significantly based on market factors. The prices at which AK Steel sells steel will not necessarily change in tandem with changes in its raw material and energy costs. A significant portion of AK Steel’s shipments are in the spot market, and pricing for these products fluctuates based on prevailing market conditions.  The remainder of AK Steel’s shipments are pursuant to contracts typically having durations of one year or less.  Some of those contracts contain fixed prices that do not allow AK Steel to pass through changes in the event of increases or decreases in raw material and energy costs. However, some of AK Steel’s shipments to contract customers are pursuant to contracts with variable-pricing mechanisms that allow AK Steel to adjust the price or to impose a surcharge based upon changes in certain raw material and energy costs. Those adjustments, however, do not always reflect all of AK Steel’s underlying raw material and energy cost changes. The scope of the adjustment may be limited by the terms of the negotiated language or by the timing of when the adjustment is effective relative to a cost increase. On balance, even for its contracts that contain variable-pricing mechanisms, AK Steel typically does not recover all of its underlying raw material and energy cost increases through such mechanisms. For shipments made to the spot market, market conditions or timing of sales may not allow AK Steel to recover the full amount of an increase in raw material or energy costs. As a result of the factors set forth above with respect to spot market sales and contract sales, AK Steel is not generally able to recover through the price of its steel the full amount of cost increases associated with its purchase of energy or key raw materials. In such circumstances a significant increase in raw material or energy costs likely would adversely impact AK Steel’s financial results and cash flows. Conversely, in certain circumstances, AK Steel’s financial results and cash flows also can be adversely affected when raw material prices decline. This can occur when the Company locks in the price of a raw material over a period and the spot market price for the material declines during that period. Because there often is a correlation between the price of finished steel and the raw materials of which it is comprised, a decline in raw material prices may coincide with lower steel prices, compressing the Company’s margins. The impact of a change in raw materials prices also may be delayed by the need to consume existing inventories. New inventory may not be purchased until some portion of the existing inventory purchased earlier is consumed. The impact of this risk is particularly significant with respect to iron ore, coke and scrap because of the volume used by operations and the associated costs. The exposure of the Company to the risk of price increases with respect to iron ore has been reduced by virtue of its investment in Magnetation, which is expected to supply approximately 30% of the Company’s annual iron ore needs when fully ramped up in the second half of 2015. The Company also manages its exposure to the risk of iron ore price increases by hedging a portion of its annual iron ore supply. The risk to the Company of price increases for metallurgical coal has been reduced through its investment in and development of AK Coal. Although AK Coal is only expected to supply approximately 10% of AK Steel’s coal needs in 2015, its production could be expanded relatively quickly in the event coal prices increase significantly. However, there is a risk that the volume of iron ore and coal supplied to the Company by Magnetation and AK Coal, respectively, will be less than forecast in the event of delays in development or otherwise, or that the cost of raw materials from these operations will be higher than expected or above market prices. To the extent that the Company must acquire its iron ore and coal at market prices, these prices are sensitive to global demand and thus have been volatile in recent years. Future cost increases could be significant with respect to iron ore and coal, as well as certain other raw materials, such as scrap. The impact of significant fluctuations in the price AK Steel pays for its raw materials can be exacerbated by AK Steel’s “last in, first out” (“LIFO”) method for valuing inventories when there are changes in the cost of raw materials or energy or in AK Steel’s raw material inventory levels as well as AK Steel’s finished and semi-finished inventory levels. The impact of LIFO accounting may be particularly significant with respect to period-to-period comparisons.
Risk related to the Company’s significant amount of debt and other obligations.  As of December 31, 2014, AK Steel had outstanding $2,484.3 of indebtedness (excluding unamortized discount) and additional obligations, as well as pension and other postretirement benefit obligations totaling $1,280.9. Based on current actuarial assumptions, the Company expects to contribute to its pension plans approximately $35.0 and $15.0 in 2015 and 2016, respectively. AK Steel has the ability to borrow additional amounts under its $1.5 billion revolving credit facility. At December 31, 2014, AK Steel had outstanding borrowings of $605.0 under its credit facility and outstanding letters of credit of $73.7, resulting in remaining availability of $821.3 (subject to customary borrowing conditions, including a borrowing base). The amount of AK Steel’s indebtedness and other financial obligations could have important consequences. For example, it could increase AK Steel’s vulnerability to general adverse economic and industry conditions; require a substantial portion of the Company’s cash flows to be dedicated to debt service payments, reducing the amount of cash flows available for other purposes, such as working capital, capital expenditures, acquisitions, joint ventures or general corporate purposes; limit AK Steel’s ability to obtain additional financing in the future to be used for such other purposes; reduce AK Steel’s planning flexibility for, or ability to react to, changes in the Company’s business and the industry; and place AK Steel at a competitive disadvantage with competitors who may have less indebtedness and other obligations or greater access to financing.
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
Risk of reduced demand in key product markets due to competition from aluminum or other alternatives to steel.  The automotive market is an important element of AK Steel’s business. Automotive manufacturers are under pressure to achieve increasing government-mandated fuel economy standards by 2025. One major automotive company recently elected to substitute aluminum for carbon steel in the production of the body of one of its vehicles, and may increase the use of aluminum in others. Other automotive manufacturers are currently investigating the potential use of aluminum and other alternatives to steels. If demand from one or more of AK Steel’s major automotive customers were to significantly decline as a result of increased use of aluminum or other competing materials in substitution for steel, it likely would negatively affect AK Steel’s sales, financial results and cash flows.
Risk of increased global steel production and imports.  Actions by AK Steel’s domestic or foreign competitors to increase production in and/or exports to the United States could result in an increased supply of steel in the United States, which could result in lower prices and shipments of AK Steel’s products. In fact, significant increases in production capacity in the United States by competitors of AK Steel already have occurred in recent years as new carbon and stainless steelmaking and finishing facilities have begun production. In addition, foreign competitors, especially those in China, have substantially increased their production capacity in the last few years, and in some instances appear to have targeted the U.S. market for imports. In addition, some foreign economies, such as China, are slowing relative to recent historical norms, resulting in an increased volume of steel products that cannot be consumed by industries in those foreign steel producers’ own countries. These and other factors have contributed to a high and growing level of imports of foreign steel into the United States in recent years and create a risk of even greater levels of imports, depending upon foreign market and economic conditions, the value of the U.S. dollar relative to other currencies, and other variables beyond AK Steel’s control. A significant further increase in domestic capacity or foreign imports could adversely affect AK Steel’s sales, financial results and cash flows.
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
Risk of production disruption or reduced production levels.  When business conditions permit, AK Steel operates its facilities at production levels at or near capacity. High levels of production are important to AK Steel’s financial results because it enables AK Steel to spread its fixed costs over a greater number of tons. Production disruptions could be caused by the idling of facilities due to reduced demand resulting from economic downturns, or from excess capacity. Such production disruptions also could be caused by unanticipated plant outages or equipment failures, particularly under circumstances where AK Steel lacks adequate redundant facilities, such as with respect to its Middletown Works hot mill. In addition, the occurrence of natural or man-made disasters, adverse weather conditions, or similar events or circumstances could significantly disrupt AK Steel’s operations, negatively impact the operations of other companies or contractors AK Steel depends upon in its operations, or adversely affect customers or markets to which AK Steel sells its products. Any such significant disruption or reduced level of production would adversely affect AK Steel’s sales, financial results and cash flows.
Risks associated with the Company’s healthcare obligations.  AK Steel provides healthcare coverage to its active employees and to a significant portion of its retirees, as well as to certain members of their families. AK Steel is self-insured with respect to substantially all of its healthcare coverage. While AK Steel has substantially mitigated its exposure to rising healthcare costs through cost sharing, healthcare cost caps and the establishment of VEBA trusts, the cost of providing such healthcare coverage may be greater on a relative basis for AK Steel than for other steel companies against which AK Steel competes because such competitors either provide a lesser level of benefits, require that their participants pay more for the benefits they receive, or do not provide coverage to as broad a group of participants (e.g., they do not provide retiree healthcare benefits). In addition, AK Steel’s costs with respect to its retiree healthcare obligations could be affected by fluctuations in interest rates or by existing or new federal healthcare legislation.
Risks associated with the Company’s pension obligations.  The Company has a substantial pension obligation that, along with the related pension expense (income) and funding requirements, is directly affected by various changes in assumptions, including the selection of appropriate mortality assumptions and discount rates. These items also are affected by the rate and age of employee retirements, actual experience compared to actuarial projections and asset returns in the securities markets. Such changes could increase the cost to AK Steel of those obligations, which could have a material adverse effect on AK Steel’s results and its ability to meet those obligations. In addition, changes in the law, rules, or governmental regulations with respect to pension funding could also materially and adversely affect the cash flow of AK Steel and its ability to meet its pension obligations. Also, under the method of accounting used by AK Steel with respect to its pension obligations, AK Steel recognizes into its results of operations, as a “corridor” adjustment, any unrecognized actuarial net gains or losses that exceed 10% of the larger of projected benefit obligations or plan assets. These corridor adjustments are driven mainly by changes in assumptions and by events and circumstances beyond AK Steel’s control, primarily changes in interest rates, performance of the financial markets, and mortality and retirement projections. A corridor adjustment, if required after a re-measurement of AK Steel’s pension obligations, historically has been recorded in the fourth quarter of the fiscal year. In certain past years, corridor adjustments have had a significant negative impact on AK Steel’s financial statements in the year in which a charge was recorded, although the immediate recognition of the charge in that year has the beneficial effect of reducing its impact on future years. The recognition of a corridor charge does not have any immediate impact on the Company’s cash flows.
Risk of not reaching new labor agreements on a timely basis.  Most of AK Steel’s hourly employees are represented by various labor unions and are covered by collective bargaining agreements with expiration dates between May 2015 and February 2019. One of those contracts is scheduled to expire in 2015. The labor contract with the United Auto Workers, Local 4104, which represents approximately 130 hourly employees at the Company’s Zanesville Works located in Zanesville, Ohio, expires on May 20, 2015. The Company intends to negotiate with this union to reach a new, competitive labor agreement in advance of the current expiration date.  The Company cannot predict at this time, however, when a new, competitive labor agreement with the union at the Zanesville Works will be reached or what the impact of such agreement will be on the Company’s operating costs, operating income and cash flow. There is the potential of a work stoppage at this location in 2015 as the collective bargaining agreement expires if the Company and the union cannot reach a timely agreement in contract negotiations.  If there was to be a work stoppage, it could have a material impact on the Company’s operations, financial results and cash flows. To the extent that the Company has labor contracts with unions at other locations which expire after 2015, a similar risk applies.
Risks associated with major litigation, arbitrations, environmental issues and other contingencies.  The Company has described several significant legal and environmental proceedings in Note 10 to the consolidated financial statements in Item 8.  With respect to environmental issues, changes in application or scope of regulations applicable to AK Steel could have significant adverse impacts, including requiring capital expenditures to ensure compliance with the regulations, increased difficulty in obtaining future permits or meeting future permit requirements, incurring costs for emission allowances, restriction of production, and higher prices for certain raw materials. One or more of these adverse developments could negatively impact the Company’s operations, financial results and cash flows. With respect to litigation, arbitrations and other legal proceedings, it is not possible to predict with certainty the outcome of such matters and the Company could in the future incur judgments, fines or penalties or enter into settlements of lawsuits, arbitrations and claims that could have an adverse effect on its business, results of operations and financial condition.  In addition, while the Company maintains insurance coverage with respect to certain claims, it may not be able to obtain such insurance on acceptable terms in the future and, to the extent it obtains such insurance, it may not provide adequate coverage against all claims. The Company establishes reserves based on its assessment of contingencies, including contingencies related to claims asserted against it in connection with litigation, arbitrations and environmental issues.  Adverse developments in litigation, arbitrations, environmental issues or other legal proceedings may affect the Company’s assessment and estimates of the loss contingency recorded as a reserve and require the Company to make payments in excess of its reserves, which could negatively affect its operations, financial results and cash flows.
Risk associated with regulatory compliance and changes. AK Steel’s business and the businesses of its customers and suppliers are subject to a wide variety of government oversight and regulation, including those relating to environmental permitting requirements. The regulations promulgated or adopted by various government agencies, and the interpretations and application of such regulations, are dynamic and constantly evolving. To the extent new regulations arise, the application of existing regulations expands, or the interpretation of applicable regulations changes, AK Steel may incur additional costs for compliance, including capital expenditures. For example, the United States Environmental Protection Agency (“EPA”) is required to routinely reassess the National Ambient Air Quality Standards (“NAAQS”) for criteria pollutants like nitrogen dioxide, sulfur dioxide, lead, ozone and particulate matter. These standards are frequently subject to litigation and revision. Revisions to the NAAQS could require the Company to make significant capital expenditures to ensure compliance and could make it more difficult for the Company to obtain required permits in the future. These risks are further heightened for the Company’s facilities that are located in non-attainment areas. With respect to AK Coal, the coal mining industry is subject to numerous and extensive federal, state and local environmental laws and regulations, including laws and regulations pertaining to permitting and licensing requirements, air quality standards, plant and wildlife protection, reclamation and restoration of mining properties, the discharge of materials into the environment, the storage, treatment and disposal of wastes, surface subsidence from underground mining and the effects of mining on groundwater quality and availability. With respect to Magnetation, its pellet plant is subject to most of the same federal, state and local environmental laws and regulations as AK Coal. AK Steel may also be indirectly affected through regulatory changes impacting its customers or suppliers, who may incur higher costs that are indirectly incurred by the Company though higher prices charged by suppliers or lower sales prices to which customers are willing to agree. Such changes could reduce the competitiveness or even the viability of AK Steel products to AK Steel customers or cause AK Steel suppliers to pass their increased costs of compliance through to AK Steel in the form of higher prices for their goods or services.
Risks associated with climate change and greenhouse gas emission limitations. The United States has not ratified the 1997 Kyoto Protocol Treaty (the “Kyoto Protocol”) and AK Steel does not produce steel in a country that has ratified that treaty. Negotiations for a treaty that would succeed the Kyoto Protocol are ongoing and it is not known yet what the terms of that successor treaty ultimately will be or if the United States will ratify it. AK Steel’s operations may become subject to legislation intended to limit climate change or greenhouse gas emissions. It is possible that limitations on greenhouse gas emissions may be imposed in the United States at some point in the future through federally-enacted legislation or regulation. The United States Environmental Protection Agency (“EPA”) has issued and/or proposed regulations addressing greenhouse gas emissions, including regulations that will require reporting of greenhouse gas emissions from large sources and suppliers in the United States. Legislation has been introduced from time to time in the United States Congress aimed at limiting carbon emissions from companies that conduct business that is carbon-intensive. Among other potential material items, such bills could include a system of carbon emission credits issued to certain companies, similar to the European Union’s existing “cap and trade” system. It is impossible at this time, however, to forecast what the final regulations and legislation, if any, will look like and the resulting effects on AK Steel. Depending upon the terms of any such regulations or legislation, however, AK Steel could suffer negative financial impacts as a result of increased energy, environmental and other costs in order to comply with the limitations that would be imposed on greenhouse gas emissions. In addition, depending upon whether similar limitations are imposed globally, the regulations and/or legislation could negatively impact AK Steel’s ability to compete with foreign steel companies situated in areas not subject to such limitations. Unless and until all of the terms of such regulation and legislation are known, however, AK Steel cannot reasonably or reliably estimate their impact on its financial condition, operating performance or ability to compete.
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
Risk associated with the Company’s use of derivative contracts to hedge commodity pricing volatility. The Company uses cash-settled commodity price swaps and options to hedge the market risk for a portion of its raw material and energy purchases and the market risk associated with the sale of certain of its commodity steel products (hot roll carbon steel coils) to mitigate the risk of pricing volatility. For example, in the event the price of an underlying commodity falls below the price at which the Company has hedged such commodity, the Company will benefit from the lower market price for the commodity purchased, but may not realize the full benefit of the lower commodity price because of the amount that it has hedged. In certain circumstances the Company also could be required to provide collateral for its potential derivative liability or close its hedging transaction for the commodity. Additionally, there may be a lag in timing (particularly with respect to iron ore) between a decline in the price of a commodity underlying a derivative contract, which could cause the Company to make payments in the short-term to provide collateral or settle its relevant hedging transaction, and the period in which the Company experiences the benefits of the lower cost input through its direct purchases of the commodity. Each of these risks related to the Company’s hedging transactions could adversely affect the Company’s financial results and cash flows.
Risk of ongoing challenges faced by Magnetation. Magnetation has experienced challenges to its business and operations, which has contributed to reduced liquidity since the third quarter of 2014. Foremost among these challenges has been the dramatic and sustained decrease in the IODEX that occurred throughout 2014 and has continued into 2015. Thus, although Magnetation is expected to have low costs of production relative to many other iron ore producers when its operations have fully ramped up and are operating at capacity, the recent significant reduction in the IODEX has adversely affected Magnetation’s current profitability. Other key factors contributing to Magnetation’s business challenges and reduced liquidity include the ongoing ramp up of its pellet plant and additional concentrate plant (both of which are expected to reach full run rate capacity in the second half of 2015), as well as its incurrence of aggregate cost overruns of approximately $40.0 (about 8% of the estimated cost) in the construction of these two facilities. Magnetation accomplished several actions in December 2014 and January 2015 to increase its liquidity and intends to continue to undertake efforts to further enhance liquidity and reduce costs. However, should such liquidity enhancement and cost reduction efforts be unsuccessful or insufficient, or if the IODEX remains at depressed levels or Magnetation experiences operational issues with the ramp-up of its pellet plant or additional concentrate plant, Magnetation’s operations, financial results and liquidity will be adversely affected. As Magnetation’s primary customer and an equityholder, challenges with production, liquidity or other adverse events at Magnetation may negatively impact the Company’s operations, cash flows and financial results.
Risk of inability to fully realize benefits of long-term cost savings initiatives. In recent years the Company has undertaken several significant projects in an effort to lower its costs and enhance its margins. In addition, it has identified many initiatives to achieve synergies in connection with its acquisition of Dearborn. These projects and initiatives include efforts to lower the Company’s costs and increase its control over certain key raw materials through a strategy of vertically integrating into its supply of these key raw materials. AK Steel has implemented this strategy with respect to iron ore through its investment in Magnetation and with respect to coal through AK Coal’s mining operations. Other projects and strategic initiatives to lower AK Steel’s costs include increasing the utilization, yield and productivity of its facilities, implementing strategic purchasing procurement improvements, controlling maintenance spending, producing lower cost metallic burdens and reducing transportation costs. The Company also has identified several other areas for enhancing its profitability, including increasing its percentage of contract sales (and lowering spot market sales), producing and selling a higher-value mix of products and developing new products that can command higher prices from customers. To the extent that one or more of the Company’s significant cost-savings or margin enhancement projects or strategic initiatives are unsuccessful, or are significantly less effective in achieving the level of combined cost-savings or margin enhancement than the Company is anticipating, or that the Company does not achieve such results as quickly as anticipated, the Company’s financial results and cash flows could be adversely impacted.

Risk of inability to hire or retain skilled labor and experienced manufacturing and mining managers. Modern steel-making and mining uses specialized techniques and advanced equipment and requires experienced managers and skilled laborers. The manufacturing and mining industries in the United States are in the midst of a shortage of experienced managers and skilled laborers. This shortage is due in large part to demographic changes, as such laborers and managers are retiring at a faster rate than replacements are entering the workforce or achieving a comparable level of experience. If AK Steel, AK Coal or Magnetation is unable to hire or contract sufficient experienced managers and skilled laborers, there could be an adverse impact on the productivity of these operations and the ultimate benefits to AK Steel.
Risk of information technology (“IT”) security threats and cybercrime. The Company relies upon IT systems and networks in connection with a variety of business activities. In addition, the Company and certain of its third-party providers collect and store sensitive data.  The Company has taken, and intends to continue to take, what it believes are appropriate and reasonable steps to prevent security breaches in its systems and networks. In recent years, however, there appears to have been an increase in both the number and sophistication of IT security threats and cybercrimes. These IT security threats and increasingly sophisticated cybercrimes, including advanced persistent attacks, pose a risk to system security and the confidentiality, availability and integrity of the Company’s data.  A failure of or breach in security could expose the Company to risks of production downtimes and operations disruptions, misuse of information or systems, or the compromising of confidential information, which in turn could adversely affect the Company’s reputation, competitive position, business and financial results.
Risk of failure to achieve the estimated synergies and other expected benefits of the Dearborn acquisition and/or to integrate Dearborn successfully. The Company may be unable to achieve the strategic, operational, financial and other benefits, and/or the resulting estimated synergies, contemplated by the Company with respect to the acquisition of Dearborn to the full extent expected or in a timely manner. The integration of Dearborn’s operations into the Company will be a complex and lengthy endeavor, and if the Company is not as successful as expected in integrating Dearborn, the cost savings, synergies, accretion to earnings, increased shipments and other anticipated benefits and opportunities from the acquisition may not be fully realized or may take longer to realize than expected. Some of the anticipated synergies depend on increased production at Dearborn based on a certain level of customer demand. If this level of customer demand does not occur, the synergies will not be fully realized, which could have an adverse effect on the Company’s business, financial results and cash flows.
While the previously listed items represent the most significant risks to the Company, the Company regularly monitors and reports risks to Management and the Board of Directors by means of a formal Total Enterprise Risk Management program.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The Company leases a building in West Chester, Ohio, for use as its corporate headquarters.  The initial term of the lease for the building expires in 2019 and there are two five-year options to extend the lease.  The Company owns its research building located in Middletown, Ohio.  The Company leases its administration buildings located in Dearborn, Michigan. The operations of the Company and its wholly-owned subsidiaries consist primarily of eight steelmaking and finishing plants, two coke plants and two tube manufacturing plants across six states—Indiana, Kentucky, Michigan, Ohio, Pennsylvania and West Virginia. All of these facilities are owned by the Company, either directly or through wholly-owned subsidiaries.

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

Dearborn Works is located in Dearborn, Michigan and was acquired in 2014. The operations include carbon steel melting, casting, hot and cold rolling and finishing operations for carbon steel. It consists of a blast furnace, basic oxygen furnaces, two ladle metallurgy furnaces, a vacuum degasser and two slab casters.  Also located at the Dearborn site are a hot rolling mill, a pickle line/tandem cold mill, batch anneal shops, a temper mill and a hot-dip galvanizing line for finishing products.

Mansfield Works is located in Mansfield, Ohio, and produces stainless steel. Operations include a melt shop with two electric arc furnaces, a ladle metallurgy furnace, an argon-oxygen decarburization unit, a thin-slab continuous caster and a hot rolling mill.

Middletown Works is located in Middletown, Ohio. It melts carbon and processes carbon and stainless steel. It consists of a coke facility, blast furnace, basic oxygen furnaces and continuous caster for the production of carbon steel.  Also located at the Middletown site are a hot rolling mill, cold rolling mill, two pickling lines, four annealing facilities, two temper mills and three coating lines for finishing products.

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

AK Coal, another Company subsidiary, produces metallurgical coal from reserves in Somerset County, Pennsylvania. The Company currently estimates that AK Coal owns or leases existing proven and probable coal reserves of approximately 32 million tons of low-volatile metallurgical coal. Another Company subsidiary, Coal Innovations, LLC (“Coal Innovations”), owns a coal wash plant in Somerset County, Pennsylvania, close to AK Coal’s reserves.

Mountain State Carbon, LLC, a Company subsidiary, is located in Follansbee, West Virginia. It is a cokemaking facility acquired in 2014 and consists of four batteries with total permitted cokemaking capacity of approximately 700,000 tons per year.

Item 3.	Legal Proceedings.

Information with respect to this item may be found in Note 10 to the consolidated financial statements in Item 8, which is incorporated herein by reference.

Item 4.	Mine Safety Disclosures.

The operation of AK Coal’s North Fork Mine and Coal Innovations coal wash plant (collectively, the “AK Coal Operations”) are subject to regulation by the Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977, as amended (“Mine Act”). MSHA inspects mining and processing operations, such as the AK Coal Operations, on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. Exhibit 95.1 to this Annual Report sets forth citations and orders from MSHA and other regulatory matters required to be disclosed by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act or otherwise under this Item 4.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

AK Holding’s common stock has been listed on the New York Stock Exchange since April 5, 1995 (symbol: AKS).  The table below sets forth for the calendar quarters indicated the reported high and low sales prices of the common stock:

	2014		2013
	High	Low	High	Low
First Quarter	$8.24	$5.79	$4.94	$3.25
Second Quarter	7.99	5.97	3.80	2.76
Third Quarter	11.37	7.98	4.65	2.92
Fourth Quarter	8.00	5.08	8.47	3.73

As of February 18, 2015, there were 177,785,401 shares of common stock outstanding and held of record by 4,025 stockholders.  The closing stock price on February 18, 2015 was $4.60 per share.  Because depositories, brokers and other nominees held many of these shares, the number of record holders is not representative of the number of beneficial holders. There were no unregistered sales of equity securities in the quarter or year ended December 31, 2014.

Although the Company has elected to suspend its dividend program, there currently are no covenant restrictions that would restrict the Company’s ability to declare and pay a dividend to its stockholders. The Company’s $1.5 billion asset-backed revolving credit facility (the “Credit Facility”) contains certain restrictive covenants with respect to the Company’s payment of dividends which could, under certain circumstances, restrict the payment of dividends, but none of those circumstances currently apply. Under these covenants, dividends are permitted provided (i) availability exceeds $337.5 or (ii) availability exceeds $262.5 and the Company meets a fixed charge coverage ratio of one to one as of the most recently ended fiscal quarter. If the Company cannot meet either of these thresholds, dividends would be limited to $12.0 annually. At December 31, 2014, the availability under the Credit Facility significantly exceeded $337.5. However, no cash dividends were paid in 2014 or 2013.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
October 2014	416	$5.94	—
November 2014	3,127	6.47	—
December 2014	—	—	—
Total	3,543	6.41	—	$125.6

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

The following graph compares cumulative total stockholder return on AK Holding’s common stock for the five-year period from January 1, 2010 through December 31, 2014, with the cumulative total return for the same period of (i) the Standard & Poor’s Small Cap 600 Stock Index, (ii) the Standard & Poor’s 500 Stock Index, (iii) the New York Stock Exchange Arca Steel Index and (iv) Standard & Poor’s 500 Metals & Mining Index.  These comparisons assume an investment of $100 at the commencement of the period and reinvestment of dividends. As of December 31, 2014, the Company has elected to use the S&P Small Cap 600 Stock Index and the NYSE Arca Steel Index in the following graph as Management believes the use of these two indices is more reflective of general and industry trends and therefore more helpful to investors in terms of analyzing the performance of the Company’s stock. AK Holding is a member of the S&P Small Cap 600 Stock Index. The NYSE Arca Steel Index is a broad-based steel index with a larger, more comparable constituent list than the S&P 500 Metals & Mining Index. The previously-used indices are also presented for comparison purposes.

	January 1,	December 31,
	2010	2010	2011	2012	2013	2014
AK Holding	$100	$78	$40	$23	$40	$29
S&P 500 Metals & Mining	100	128	95	85	86	74
NYSE Arca Steel	100	118	78	80	81	58
S&P 500	100	115	117	136	180	205
S&P 600 Small Cap	100	126	127	148	209	221

Item 6.	Selected Financial Data.

The following selected historical consolidated financial data for each of the five years in the period ended December 31, 2014 have been derived from the audited consolidated financial statements. The selected historical consolidated financial data presented herein are qualified in their entirety by, and should be read in conjunction with, the consolidated financial statements set forth in Item 8 and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7.

	2014	2013	2012	2011	2010
	(dollars in millions, except per share and per ton data)
Statement of Operations Data:
Net sales	$6,505.7	$5,570.4	$5,933.7	$6,468.0	$5,968.3
Operating profit (loss) (a)(b)	139.4	135.8	(128.1)	(201.3)	(133.9)
Net income (loss) attributable to AK Steel Holding Corporation (c)	(96.9)	(46.8)	(1,027.3)	(155.6)	(128.9)
Basic and diluted earnings (loss) per share (c)	(0.65)	(0.34)	(9.06)	(1.41)	(1.17)
Other Data:
Cash dividends declared per common share	$—	$—	$0.10	$0.20	$0.20
Total shipments (in thousands of tons)	6,132.7	5,275.9	5,431.3	5,698.8	5,660.9
Selling price per ton	$1,058	$1,056	$1,092	$1,131	$1,054
Balance Sheet Data:
Cash and cash equivalents	$70.2	$45.3	$227.0	$42.0	$216.8
Working capital	900.5	441.8	630.3	137.3	559.6
Total assets	4,858.5	3,605.7	3,903.1	4,449.9	4,188.6
Current portion of long-term debt (d)	—	0.8	0.7	250.7	0.7
Long-term debt (excluding current portion)	2,452.5	1,506.2	1,411.2	650.0	650.6
Current portion of pension and other postretirement benefit obligations	55.6	85.9	108.6	130.0	145.7
Pension and other postretirement benefit obligations (excluding current portion)	1,225.3	965.4	1,661.7	1,744.8	1,706.0
Total equity (deficit) (e)	(77.0)	192.7	(91.0)	377.2	641.1

(a)	In 2010, the Company recorded a charge of $63.7 related to the announced shutdown of the Company’s Ashland coke plant.

(b)	Under its method of accounting for pensions and other postretirement benefits, the Company recorded pension corridor charges of $2.0, $157.3 and $268.1 in 2014, 2012 and 2011, respectively.

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

Operations Overview

The operations of the Company and its wholly-owned subsidiaries consist primarily of eight steelmaking and finishing plants, two coke plants and two tube manufacturing plants across six states—Indiana, Kentucky, Michigan, Ohio, Pennsylvania and West Virginia. These operations produce flat-rolled value-added carbon steels, including premium-quality coated, cold-rolled and hot-rolled carbon steel products, and specialty stainless and electrical steels that are sold in sheet and strip form, as well as carbon and stainless steel that is finished into welded steel tubing.  These products are sold to the automotive, infrastructure and manufacturing, and distributors and converters markets.  The Company sells its carbon products principally to domestic customers.  The Company’s electrical and stainless steel products are sold both domestically and internationally.  The Company also produces carbon and stainless steel that is finished into welded steel tubing used in the automotive, large truck, industrial and construction markets. The Company’s operations include Mexican and European trading companies that buy and sell steel and steel products and other materials; AK Coal, which produces metallurgical coal from reserves in Pennsylvania; and a 49.9% equity interest in Magnetation, a joint venture that produces iron ore concentrate from previously-mined ore reserves and began producing iron ore pellets in September 2014.

Safety, quality and productivity are the focal points of AK Steel’s operations and the hallmarks of its success.  In 2014, the Company experienced another year of outstanding safety performance and continued to lead the steel industry in OSHA-recordable safety performance by a wide margin. The Company also continued to perform extremely well with respect to quality, establishing several all-time company best records for internal quality performances. With respect to productivity, the Company set new yield records at several operating units and plant locations in 2014.

Dearborn Acquisition

On September 16, 2014, in a transaction that is expected to be transformational for the Company, AK Steel acquired Dearborn from Severstal for a cash purchase price of $690.3, net of cash acquired. The acquisition included integrated steelmaking assets located in Dearborn, Michigan (“Dearborn Works”), the Mountain State Carbon cokemaking facility located in Follansbee, West Virginia, and interests in joint ventures that process flat-rolled steel products, as well as net working capital of $282.9, excluding cash. The Company acquired Dearborn to increase scale and enhance its ability to better serve customers, further its automotive strategy, strengthen its carbon steelmaking footprint and achieve additional operational flexibility.

Through the Dearborn acquisition, the Company acquired highly modernized and upgraded steelmaking equipment and facilities. Dearborn Works produces high-quality, flat-rolled steels primarily for the automotive, construction and appliance markets. A large-scale modernization campaign was completed at Dearborn Works in 2011. During the campaign, more than $1.2 billion was invested in new state-of-the-art equipment and various operational improvements. The Dearborn Works blast furnace was rebuilt in 2007, and the plant began operating a new pickle line/tandem cold mill and a new hot dip galvanizing line in 2011. In addition to the investments in Dearborn Works, approximately $0.2 billion was invested in Mountain State Carbon prior to the acquisition. Collectively, the total capital investments made by Severstal in the assets acquired by the Company was approximately $1.4 billion. Included in the acquisition were these modernized assets, as well as Severstal’s interests in several joint ventures.

The Dearborn acquisition increases AK Steel’s operational and maintenance flexibility and provides the platform for significant cost-based synergies. The Dearborn facility is strategically located in close proximity to many of AK Steel’s customers, and the assets at the steel plant and the other acquired facilities complement AK Steel’s existing carbon steel operations. The Company has made significant strides in improving Dearborn’s productivity even in the brief period during which it has owned the plant thus far. For example, in the fourth quarter of 2014 the Company increased the blast furnace’s productivity and improved product quality, resulting in a reduction in the cost per ton of production at the facility. In addition to the expected significant operational and productivity enhancements, the acquisition will create purchasing, transportation and overhead cost savings. The Company originally anticipated annual cost-based synergies in excess of $50.0, with approximately $25.0 expected to be realized in 2015. The Company now believes there is the potential for the annual cost-based synergies for 2015 to be nearly double this amount, depending upon sufficient demand for the Company’s products.

The Company also expects the transaction to be credit-enhancing and accretive to its earnings, which will help create significant long-term value for the Company, its employees, customers and investors. To finance the acquisition of Dearborn and for general corporate purposes, the Company issued a combination of debt and equity securities to enhance the Company’s credit profile and provide accretive benefits to stockholders. In September 2014, the Company generated $763.9 in aggregate net proceeds from the issuance of 40.25 million shares of AK Holding’s common stock at $9.00 per share and the issuance of $430.0 of 7.625% senior notes due October 2021 (the “2021 Notes”). The Company used the net proceeds in excess of the Dearborn purchase price to repay a portion of outstanding borrowings under its Credit Facility and for general corporate purposes.

The Company’s 2014 financial results include the effects of the acquisition and Dearborn’s operations for the period from September 16, 2014 through December 31, 2014, affecting the comparability to prior periods. See the Strategic Investments section for additional information on the acquisition.

2014 Financial Results Overview

The acquisition of Dearborn in September 2014 was the most significant development for the Company in 2014. This strategic acquisition enhances the ability of the Company to service and sell to customers in its important automotive market, increases the Company’s operational and maintenance flexibility, and provides a platform for significant cost-based synergies through operational and productivity enhancements and purchasing, transportation and overhead cost savings. It is expected to provide significant enhancements to the Company’s future financial performance, but even for the relatively short time in 2014 that the Company owned Dearborn, the Company benefited financially from that acquisition. It helped to increase the Company’s fourth quarter sales and shipments to record levels, contributed to the Company’s annual EBITDA, was accretive to adjusted net income and otherwise contributed positively to the Company’s 2014 annual results.

The Company also continued to benefit in 2014 from its strategic positioning in improving domestic markets. North American light vehicle production continued to improve compared to prior year periods and the Company’s total sales and shipments to that market also increased compared to the prior year. In addition, housing starts in the United States continued to show improvement compared to prior years. However, global capacity continues to be greater than global demand, as well as in the Company’s primary markets in North America. This excess capacity, as well as continued challenging global economic conditions, had a negative impact on the Company’s financial performance with higher levels of imports into the United States causing declines in spot market selling prices in the second half of the year. The Company’s average capacity utilization across all its plants increased to approximately 82% in 2014 compared to approximately 80% in 2013. While AK Steel continued to focus its capacity on the production of value-added steels, the acquisition of Dearborn brought a substantial increase in sales of hot rolled coils and a resulting decrease in the proportion of sales attributable to value-added shipments from 86% in 2013 to 82% in 2014. In addition, the Company’s results for 2014 were also adversely affected by planned and unplanned outages at its Ashland Works blast furnace, along with the effects of severe cold weather conditions in early 2014.

The Company incurred unplanned maintenance outage costs of $41.2 related to incidents in the first and third quarters of 2014 at the Ashland Works blast furnace. During the fourth quarter of 2014, the company successfully completed a planned outage of the Ashland Works blast furnace that included relining the bottom section of the furnace known as the hearth. That outage previously had been planned to occur in 2015, but was accelerated to fully address operational issues with the furnace that began earlier in 2014. The planned outage in the fourth quarter of 2014 included capital investments of $18.0 and costs of $31.0, including cost impacts related to reduced production levels at Ashland Works in the period prior to the outage. The reduced production levels affected shipments, operating costs and margins in 2014.

Despite business environment and operational challenges that have since been addressed, the Company’s net sales and shipments increased by approximately 17% and 16%, respectively, from 2013, due primarily to the acquisition of Dearborn and higher demand from the automotive market. The Company’s average selling price for 2014 was $1,058 per ton, a slight increase from the Company’s average selling price of $1,056 per ton for 2013. The Company benefited from lower raw material costs, primarily for carbon scrap, iron ore, coal and coke. However, extreme winter weather conditions early in 2014 increased energy costs and affected the delivery of iron ore pellets in the second quarter, adversely affecting operations.

As a result of these economic, environmental and business conditions and the Dearborn acquisition-related costs, the Company reported a net loss of $96.9, or $0.65 per diluted share of common stock, in 2014. The Company also reported adjusted EBITDA of $280.2, or $46 per ton.  Reconciliations for the non-GAAP financial measures presented in this paragraph are provided in the Non-GAAP Financial Measures section of this report.

2014 Compared to 2013

Steel Shipments

Steel shipments in 2014 were 6,132,700 tons, up approximately 16% from shipments of 5,275,900 tons in 2013.  The increase in overall shipments in 2014 compared to 2013 was principally attributable to the addition of shipments from Dearborn Works and higher shipments of carbon steel to the automotive and infrastructure and manufacturing markets. The benefit of these positive developments was partly offset by a reduction in shipments to the spot market caused by production issues at the Ashland Works blast furnace in 2014. Primarily as a result of a relatively higher proportion of carbon spot market shipments in the Dearborn product mix compared to AK Steel’s historical mix, the Company’s value-added shipments decreased as a percent of total volume shipped to 82.1% in 2014 compared to 85.9% in 2013.  Tons shipped by product category for 2014 and 2013, and as a percent of total shipments, were as follows:

	2014		2013
Value-added Shipments	(tons in thousands)
Stainless/electrical	867.9	14.1%	822.1	15.6%
Coated	2,812.7	45.9%	2,469.6	46.8%
Cold-rolled	1,231.1	20.1%	1,115.9	21.2%
Tubular	125.5	2.0%	122.2	2.3%
Subtotal value-added shipments	5,037.2	82.1%	4,529.8	85.9%
Non Value-added Shipments
Hot-rolled	949.7	15.5%	643.5	12.2%
Secondary	145.8	2.4%	102.6	1.9%
Subtotal non value-added shipments	1,095.5	17.9%	746.1	14.1%

Total shipments	6,132.7	100.0%	5,275.9	100.0%

Net Sales

Net sales in 2014 were $6,505.7, up 17% from net sales of $5,570.4 in 2013.  The increase in net sales is primarily due to an increase in shipments year over year. That increase in shipments was primarily due to the addition of shipments from Dearborn Works following the acquisition of Dearborn in September 2014 and higher shipments of carbon steel to the automotive and infrastructure and manufacturing markets.  The average selling price was $1,058 per net ton in 2014, about the same as in 2013. Net sales to customers outside the United States were $755.4, or 12% of total sales, for 2014, compared to $708.0, or 13% of total sales, for 2013.

The following table sets forth the percentage of the Company’s net sales attributable to each of its markets:

Market	2014	2013
Automotive	53%	51%
Infrastructure and Manufacturing	18%	20%
Distributors and Converters	29%	29%

Cost of Products Sold

Cost of products sold in 2014 and 2013 was $6,007.7 and $5,107.8, respectively.  Cost of products sold for 2014 was higher primarily as a result of the Dearborn acquisition and higher shipments. The Company benefited from lower raw material costs for iron ore, coal and coke in 2014. However, the benefit of these lower raw materials costs was partially offset by the effects of extreme winter weather conditions early in the year and the effect of mark-to-market losses on iron ore derivative contracts. The extreme winter weather conditions caused higher energy costs, primarily for electricity and natural gas, and affected the delivery of iron ore pellets in the second quarter, with the company incurring additional costs for transportation and operations. The Company also incurred higher outage and operating costs associated with the planned and unplanned Ashland Works blast furnace outages. The results for 2014 included expenses of $41.2 for costs related to the unplanned blast furnace outages that occurred at Ashland Works during the year. The results for 2013 include $22.3 for costs related to the unplanned blast furnace outage at Middletown Works. Expenses for planned outages were $74.9 and $28.3 in 2014 and 2013, respectively, including $31.0 for the planned outage at Ashland Works in the fourth quarter of 2014. Also, the Company recorded a LIFO credit of $21.0 in 2014 compared to a LIFO credit of $38.5 in 2013.

Selling and Administrative Expense

The Company’s selling and administrative expense increased to $247.2 in 2014 from $205.3 in 2013.  The increase was primarily the result the inclusion of Dearborn selling and administrative costs after the acquisition, transaction expenses of $8.1 related to the Dearborn acquisition and $2.6 for severance costs for certain employees of Dearborn.

Depreciation Expense

Depreciation expense was $201.9 in 2014 and $190.1 in 2013. The increase was primarily the result of depreciation of $7.1 related to the assets acquired in the Dearborn purchase.

Pension and Other Postretirement Employee Benefit (“OPEB”) Expense (Income)

The Company recorded pension and OPEB income of $92.5 in 2014 compared to income of $68.6 in 2013. The increase in income in 2014 was largely a result of a decrease in the interest cost on the Company’s pension and OPEB obligations, partially offset by an OPEB settlement loss of $3.5 related to the Butler Works retirees class action. In addition, the Company incurred a pre-tax pension corridor charge of $2.0 in 2014, but did not incur a corridor charge in 2013.

Operating Profit

The Company reported operating profit for 2014 of $139.4, compared to $135.8 for 2013. Included in 2014 were planned and unplanned outage costs of $72.2 for Ashland Works blast furnace incidents, a pre-tax pension corridor charge of $2.0 and an OPEB settlement loss of $3.5. Also included was operating profit related to SunCoke Middletown of $63.0 and $64.3 for 2014 and 2013, respectively.

Interest Expense

The Company’s interest expense for 2014 and 2013 was $144.7 and $127.4, respectively.  The year-over-year increase was primarily related to the issuance of indebtedness to finance a portion of the Dearborn purchase price and higher revolver borrowings outstanding during 2014 as compared to 2013.

Other Income (Expense)

The Company reported other expense of $21.1 and $1.4 for 2014 and 2013.  Other expense includes the Company’s share of loss related to Magnetation of $15.2 and $4.9 for 2014 and 2013, respectively. The increase in the Company’s share of loss from Magnetation from the prior year period was due primarily to lower selling prices for concentrate sales, higher costs for energy, and costs related to the start-up of the pellet plant and third concentrate plant in 2014. In addition, the Company incurred $12.6 of costs in the year ended December 31, 2014 for committed bridge financing that the Company arranged in connection with the acquisition of Dearborn, but which was unused because of the Company’s successful financing of the acquisition through the debt and common stock offerings discussed above.

Income Taxes

In 2014, the Company recorded an income tax expense of $7.7 compared to an income tax benefit of $10.4 in 2013. Included in the income tax expenses for 2014 are non-cash charges of $8.4 for acquisition-related changes in the value of deferred tax assets.

Net Income (Loss) and Adjusted Net Income (Loss)

The Company’s net loss attributable to AK Holding in 2014 was $96.9, or $0.65 per diluted share, compared to $46.8, or $0.34 per diluted share, in 2013. The net loss in 2014 included a pension corridor charge and an OPEB settlement loss that totaled $5.5, or $0.04 per diluted share. The net loss in 2014 also included total Dearborn acquisition-related costs of $31.7, or $0.21 per diluted share. Excluding the pension corridor charge, the OPEB settlement loss and acquisition-related expenses, the Company had an adjusted net loss of $59.7, or $0.40 per diluted share, for 2014.

Adjusted EBITDA

Adjusted EBITDA (as defined below under Non-GAAP Financial Measures) was $280.2, or $46 per ton, and $255.0, or $48 per ton, for 2014 and 2013, respectively.

Non-GAAP Financial Measures

In certain of its disclosures, the Company has reported adjusted EBITDA and adjusted net income (loss) that exclude the effects of a pension corridor charge, an OPEB settlement loss and the acquisition-related expenses of Dearborn. Management believes that reporting adjusted net income (loss) attributable to AK Holding (as a total and on a per share basis) with these items excluded more clearly reflects the Company’s current operating results and provides investors with a better understanding of the Company’s overall financial performance.

EBITDA is an acronym for earnings before interest, taxes, depreciation and amortization. It is a metric that is sometimes used to compare the results of different companies by removing the effects of different factors that might otherwise make comparisons inaccurate or inappropriate. For purposes of this report, the Company has made adjustments to EBITDA in order to exclude the effect of noncontrolling interests, a pension corridor accounting charge, an OPEB settlement loss and the acquisition-related expenses of Dearborn. The adjusted results, although not financial measures under generally accepted accounting principles in the United States (“GAAP”) and not identically applied by other companies, facilitate the ability to analyze the Company’s financial results in relation to those of its competitors and to the Company’s prior financial performance by excluding items that otherwise would distort the comparison.  Adjusted EBITDA and adjusted net income (loss) are not, however, intended as alternative measures of operating results or cash flow from operations as determined in accordance with GAAP and are not necessarily comparable to similarly titled measures used by other companies.

The Company recognizes in its results of operations, as a corridor adjustment, any unrecognized actuarial net gains or losses that exceed 10% of the larger of projected benefit obligations or plan assets. Amounts inside this 10% corridor are amortized over the plan participants’ life expectancy. The need for a corridor charge is considered at any remeasurement date, but has historically only been recorded in the fourth quarter at the time of the annual remeasurement. After excluding the corridor charge, the remaining pension expense included in the non-GAAP measure is comparable to the accounting for pension expense on a GAAP basis in the first three quarters of the year and Management believes this is useful to investors in analyzing the Company’s results on a quarter-to-quarter basis, as well as analyzing the Company’s results on a year-to-year basis. As a result of the Company’s corridor method of accounting, the Company’s subsequent financial results on both a GAAP and a non-GAAP basis do not contain any amortization of prior period actuarial gains or losses that exceeded the corridor threshold because those amounts were immediately recognized as a corridor adjustment in the period incurred. Actuarial net gains and losses occur when actual experience differs from any of the many assumptions used to value the benefit plans, or when the assumptions change, as they may each year when a valuation is performed. The two most significant of those assumptions are the discount rate used to value projected plan obligations and the rate of return on plan assets. In addition, changes in other actuarial assumptions and the degree by which the unrealized gains or losses are within the corridor threshold prior to remeasurement will affect the calculation of the corridor adjustment. The effect of prevailing interest rates on the discount rate as of the December 31 measurement date and actual return on plan assets compared to the expected return will have a significant impact on the determination of the Company’s year-end liability, corridor adjustment and subsequent year’s expense for these benefit plans. For example, the corridor charge for 2014 was driven by actuarial losses caused primarily by (i) a decrease in the discount rate assumption used to determine the current year pension liabilities from 4.53% at December 31, 2013 to 3.82% at December 31, 2014 (an actuarial loss of approximately $219.0) and (ii) changes in mortality assumptions (an actuarial loss of approximately $245.5), partially offset by (iii) the net effect of the difference between the expected return on assets of 7.25% ($202.8) and the actual return on assets of 9.3% ($257.8) (netting to an actuarial gain of $55.0). The Company believes that the corridor method of accounting for pension and other postretirement obligations is rarely used by other publicly traded companies. However, because different approaches are used in recognizing actuarial gains and losses, the Company’s resulting pension expense on a GAAP basis or a non-GAAP basis may not be comparable to other companies’ pension expense on a GAAP basis. Although the corridor charge reduces reported operating and net income, it does not affect the Company’s cash flows in the current period. However, the pension obligation will be ultimately settled in cash.

Neither current shareholders nor potential investors in the Company’s securities should rely on adjusted EBITDA or adjusted net income (loss) as a substitute for any GAAP financial measure and the Company encourages investors and potential investors to review the following reconciliations of net income (loss) attributable to AK Holding to adjusted EBITDA and adjusted net income (loss).

Reconciliation of Adjusted Net Income (Loss)

	2014	2013
Reconciliation to Net Income (Loss) Attributable to AK Steel Holding
Adjusted net income (loss) attributable to AK Steel Holding Corporation	$(59.7)	$(46.8)
Pension corridor charge/OPEB settlement loss (net of tax)	(5.5)	—
Acquisition-related expenses (net of tax)	(31.7)	—
Net income (loss) attributable to AK Steel Holding Corporation, as reported	$(96.9)	$(46.8)

Reconciliation to Basic and Diluted Earnings (Loss) per Share
Adjusted basic and diluted earnings (loss) per share	$(0.40)	$(0.34)
Pension corridor charge/OPEB settlement loss	(0.04)	—
Acquisition-related expenses	(0.21)	—
Basic and diluted earnings (loss) per share, as reported	$(0.65)	$(0.34)

Reconciliation of Adjusted EBITDA

	2014	2013
Net income (loss) attributable to AK Holding	$(96.9)	$(46.8)
Net income attributable to noncontrolling interests	62.8	64.2
Income tax expense (benefit)	7.7	(10.4)
Interest expense	144.7	127.4
Interest income	(0.7)	(1.1)
Depreciation	201.9	190.1
Amortization	9.1	9.9
EBITDA	328.6	333.3
Less: EBITDA of noncontrolling interests (a)	77.2	78.3
Pension corridor charge/OPEB settlement loss	5.5	—
Acquisition-related expenses	23.3	—
Adjusted EBITDA	$280.2	$255.0
Adjusted EBITDA per ton	$46	$48

(a)	The reconciliation of EBITDA of noncontrolling interests to net income attributable to noncontrolling interests is as follows:

	2014	2013
Net income attributable to noncontrolling interests	$62.8	$64.2
Depreciation	14.4	14.1
EBITDA of noncontrolling interests	$77.2	$78.3

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

Net Sales

Net sales in 2013 were $5,570.4, down 6% from net sales of $5,933.7 in 2012.  The decrease resulted primarily from lower selling prices in 2013 compared to 2012 and a lower volume of shipments.  The average selling price was $1,056 per net ton in 2013, a decrease of 3% compared to $1,092 per net ton in 2012.  The Company has variable-pricing mechanisms with most of its contract customers, under which price adjustments are permitted during the term of the contract. However, to the extent such pricing adjustments are triggered by changes in raw material costs, an adjustment is not permitted in some cases until the raw material price is outside pre-agreed parameters.  The Company had such variable-pricing mechanisms with respect to approximately 91% of its contract shipments in 2013 compared to 94% in 2012.

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

Cost of Products Sold

Cost of products sold in 2013 and 2012 were $5,107.8 and $5,539.1, respectively.  Cost of products sold for 2013 was lower primarily as a result of lower shipments and lower costs for carbon scrap, iron ore, coal, coke and energy.  The benefit of these lower raw materials costs was partially offset by higher outage and operating costs associated with the unplanned Middletown Works blast furnace outage.

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

Depreciation Expense

Depreciation expense was $190.1 in 2013 from $192.0 in 2012.

Pension and Other Postretirement Employee Benefit (“OPEB”) Expense (Income)

The Company recorded pension and OPEB income of $68.6 in 2013 compared to income of $35.3 in 2012. This increase in income in 2013 was largely a result of a decrease in the interest cost on the Company’s pension and OPEB obligations.

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

Income Taxes

In 2013, the Company recorded an income tax benefit of $10.4 compared to income tax expense of $790.0 in 2012. Included in the income tax benefit for 2013 are non-cash charges of $14.4 for changes in the valuation allowance on the Company’s deferred tax assets. The Company recorded a non-cash charge of $865.5 in 2012 for an adjustment of the valuation allowance because of the change in judgment about the realizability of the deferred tax assets. While accounting rules specify that the deferred tax assets must be written down to the amount supported by a tax-planning strategy and the future reversal of the Company’s deferred tax liabilities, this accounting treatment has no effect on the ability of the Company to use the loss carryforwards and tax credits in the future to reduce cash tax payments. For a more detailed discussion on the valuation allowance, see Note 5 to the consolidated financial statements.

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

Net Income (Loss) and Adjusted Net Income (Loss)

The Company’s net loss attributable to AK Holding in 2013 was $46.8, or $0.34 per diluted share, compared to $1,027.3, or $9.06 per diluted share, in 2012. The net loss in 2012 included a pretax pension corridor charge of $157.3, or $0.86 per diluted share. Included in the net loss attributable to AK Holding for 2013 and 2012, was $14.4, or $0.10 per diluted share, and $865.5, or $7.63 per diluted share, respectively, for the non-cash charge attributable to the change in the valuation allowance on the Company’s deferred tax assets referred to in Income Taxes above. Excluding the pension corridor charge in 2012 and the non-cash income tax charges, the Company had an adjusted net loss of $32.4, or $0.24 per diluted share, for 2013 compared to an adjusted net loss of $64.4, or $0.57 per diluted share, for 2012.

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

The Company recognizes in its results of operations, as a corridor adjustment, any unrecognized actuarial net gains or losses that exceed 10% of the larger of projected benefit obligations or plan assets. Amounts inside this 10% corridor are amortized over the plan participants’ life expectancy. The need for a corridor charge is considered at any remeasurement date, but has historically only been recorded in the fourth quarter at the time of the annual remeasurement. After excluding the corridor charge, the remaining pension expense included in the non-GAAP measure is comparable to the accounting for pension expense on a GAAP basis in the first three quarters of the year and Management believes this is useful to investors in analyzing the Company’s results on a quarter-to-quarter basis, as well as analyzing the Company’s results on a year-to-year basis. As a result of the Company’s corridor method of accounting, the Company’s subsequent financial results on both a GAAP and a non-GAAP basis do not contain any amortization of prior period actuarial gains or losses that exceeded the corridor threshold because those amounts were immediately recognized as a corridor adjustment in the period incurred. Actuarial net gains and losses occur when actual experience differs from any of the many assumptions used to value the benefit plans, or when the assumptions change, as they may each year when a valuation is performed. The two most significant of those assumptions are the discount rate used to value projected plan obligations and the rate of return on plan assets. In addition, changes in other actuarial assumptions and the degree by which the unrealized gains or losses are within the corridor threshold prior to remeasurement will affect the calculation of the corridor adjustment. The effect of prevailing interest rates on the discount rate as of the December 31 measurement date and actual return on plan assets compared to the expected return will have a significant impact on the determination of the Company’s year-end liability, corridor adjustment and subsequent year’s expense for these benefit plans. For example, the corridor charge for 2012 was driven by actuarial losses caused primarily by (i) a decrease in the discount rate assumption used to determine the current year pension liabilities from 4.74% at December 31, 2011 to 3.85% at December 31, 2012 (an actuarial loss of approximately $280) and (ii) changes in mortality assumptions partially offset by (iii) the net effect of the difference between the expected return on assets of 8.00% ($188.3) and the actual return on assets of 14.8% ($347.8) (netting to an actuarial gain of $159.5). The Company believes that the corridor method of accounting for pension and other postretirement obligations is rarely used by other publicly traded companies. However, because different approaches are used in recognizing actuarial gains and losses, the Company’s resulting pension expense on a GAAP basis or a non-GAAP basis may not be comparable to other companies’ pension expense on a GAAP basis. Although the corridor charge reduces reported operating and net income, it does not affect the Company’s cash flows in the current period. However, the pension obligation will be ultimately settled in cash.

Neither current shareholders nor potential investors in the Company’s securities should rely on adjusted EBITDA or adjusted net income (loss) as a substitute for any GAAP financial measure and the Company encourages investors and potential investors to review the following reconciliations of net income (loss) attributable to AK Holding to adjusted EBITDA and adjusted net income (loss).

Reconciliation of Adjusted Net Income (Loss)

	2013	2012
Reconciliation to Net Income (Loss) Attributable to AK Steel Holding
Adjusted net income (loss) attributable to AK Steel Holding Corporation	$(32.4)	$(64.4)
Pension corridor charge (net of tax)	—	(97.4)
Non-cash income tax charge from change in deferred tax asset valuation allowance	(14.4)	(865.5)
Net income (loss) attributable to AK Steel Holding Corporation, as reported	$(46.8)	$(1,027.3)

Reconciliation to Basic and Diluted Earnings (Loss) per Share
Adjusted basic and diluted earnings (loss) per share	$(0.24)	$(0.57)
Pension corridor charge	—	(0.86)
Non-cash income tax charge from change in deferred tax asset valuation allowance	(0.10)	(7.63)
Basic and diluted earnings (loss) per share, as reported	$(0.34)	$(9.06)

Reconciliation of Adjusted EBITDA

	2013	2012
Net income (loss) attributable to AK Holding	$(46.8)	$(1,027.3)
Net income (loss) attributable to noncontrolling interests	64.2	28.7
Income tax expense (benefit)	(10.4)	790.0
Interest expense	127.4	86.7
Interest income	(1.1)	(0.4)
Depreciation	190.1	192.0
Amortization	9.9	14.2
EBITDA	333.3	83.9
Less: EBITDA of noncontrolling interests (a)	78.3	60.0
Pension corridor charge	—	157.3
Adjusted EBITDA	$255.0	$181.2
Adjusted EBITDA per ton	$48	$33

(a)	The reconciliation of EBITDA of noncontrolling interests to net income (loss) attributable to noncontrolling interests is as follows:

	2013	2012
Net income (loss) attributable to noncontrolling interests	$64.2	$28.7
Income tax expense	—	17.6
Depreciation	14.1	13.7
EBITDA of noncontrolling interests	$78.3	$60.0

Outlook

All of the statements in this Outlook section are subject to, and qualified by, the information in the Forward-Looking Statements section.

Consistent with its current practice, the Company is not providing detailed guidance for the Company’s first quarter 2015 results at this time. The Company expects to provide such detailed first quarter guidance later during the first quarter.

In advance of that guidance, however, the Company notes that, based upon current conditions, it can address certain factors relevant to the Company’s first quarter and full-year 2015 outlook. Those factors include the following:

1)	The Company estimates capital investments of at least $150.0 in 2015, with approximately 20% of these investments targeted to growth, innovation and margin enhancement initiatives.

2)	The Company expects pension and OPEB income of approximately $65.0 in 2015.

3)	The Company estimates depreciation expense of approximately $225.0 in 2015, including approximately $14.0 of depreciation associated with its consolidated variable interest entities.

4)	The Company estimates that its cash taxes in 2015 will be minimal given its net operating loss carryforward positions.

5)
The Company anticipates benefiting from reduced input costs for raw materials and energy in 2015 compared to 2014, but the benefit it receives from a decline in the IODEX index will be reduced by other factors involved in the pricing of its iron ore purchases. With respect to iron ore, the price the Company pays for iron ore is affected by several factors including changes in the IODEX, measures of general industrial inflation and steel prices, and the Company’s hedging activities.

6)
The Company currently expects a reduction in its selling price per ton as compared to the fourth quarter of 2014, principally as a result of reduced market pricing for steel products, driven by a dramatic increase in imported steel.

7)	The Company estimates that its required annual pension contributions will be $35.0 for 2015.

The foregoing factors are subject to change based upon business conditions and other factors. There are many other factors that could significantly impact the Company’s 2015 outlook, including developments in the domestic and global economies, in the Company’s business, and in the businesses of the Company’s customers and suppliers. The Company’s outlook thus is subject to change arising from those and other factors.

Liquidity and Capital Resources

The Company has a $1.5 billion asset-backed revolving credit facility (the “Credit Facility”) that expires in March 2019 and is guaranteed by AK Steel’s parent company, AK Holding, and by AK Tube LLC and AK Steel Properties, Inc., two 100%-owned subsidiaries of AK Steel. The Credit Facility contains common restrictions, including limitations on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliate transactions. Availability is calculated as the lesser of the total commitments under the Credit Facility, or the Company’s eligible collateral after advance rates, less in either case outstanding revolver borrowings and letters of credit. The Credit Facility requires the maintenance of a minimum fixed charge coverage ratio of one to one if availability under the Credit Facility is less than $150.0. The Company’s obligations under its Credit Facility are secured by its inventory and accounts receivable, and availability under the Credit Facility fluctuates monthly based on the varying levels of eligible collateral. The Credit Facility provides the Company with enhanced liquidity and greater financial and strategic flexibility. The Credit Facility includes a separate “first-in, last-out”, or “FILO” tranche, which allows the Company to maximize its eligible collateral at higher advance rates.

At December 31, 2014, the Company had total liquidity of $872.3, consisting of $51.0 of cash and cash equivalents of the Company and $821.3 of availability under the Credit Facility. At December 31, 2014, the Company’s eligible collateral, after application of applicable advance rates, was in excess of $1.5 billion. At December 31, 2014, there were outstanding borrowings of $605.0 under the Credit Facility, and availability was further reduced by $73.7 due to outstanding letters of credit, resulting in remaining availability of $821.3. During the year ended December 31, 2014, utilization of the Credit Facility ranged from $90.0 to $715.0, with outstanding borrowings averaging $508.5 per day. The Company expects to utilize the Credit Facility as it deems necessary to fund requirements for working capital, capital investments and other general corporate purposes. Consolidated cash and cash equivalents of $70.2 at December 31, 2014, includes $19.2 of cash and cash equivalents of consolidated variable interest entities which are not available for the Company’s use.

Cash used by operations totaled $322.8 for the year ended December 31, 2014. This total included cash generated by SunCoke Middletown of $66.4, which can only be used by SunCoke Middletown for its operations or for distribution to its equity owners. Significant uses of cash included pension contributions of $196.5 and pension and OPEB benefit payments of $82.1. For a more detailed discussion of the pension and OPEB benefit payments, see Employee Benefit Obligations. Working capital was a use of cash for the year with increases in inventory levels partially offset by a decrease in accounts receivable and an increase in accounts payable, taking into account the changes in these accounts from the time of the Dearborn acquisition. These and other cash uses during the year were partially offset by cash generated from normal business activities.

Investing and Financing Activities

Cash used by investing activities in 2014 totaled $857.8. This total included $690.3 for the acquisition of Dearborn, $79.7 of normal, on-going capital investments and $100.0 for the strategic investment in Magnetation which completed the Company’s required capital contributions to the joint venture.

Cash generated by financing activities in 2014 totaled $1,205.5. This includes proceeds from the issuance of debt and equity securities to finance the Dearborn acquisition and $515.0 of borrowings under the Credit Facility. Payments included repayment of debt of $0.8 and debt issuance costs of $15.5. The total also includes $61.0 of payments from SunCoke Middletown to SunCoke. To finance the acquisition of Dearborn, the Company issued a combination of debt and equity securities to enhance the Company’s credit profile and provide accretive benefits to shareholders. In September 2014, the Company generated $763.9 in aggregate net proceeds from the issuance of 40.25 million shares of AK Holding’s common stock at $9.00 per share and the issuance of $430.0 of 2021 Notes. The Company used the net proceeds in excess of the Dearborn purchase price to repay a portion of outstanding borrowings under the Credit Facility and for general corporate purposes.

The Company believes that its current sources of liquidity will be adequate to meet its obligations for the foreseeable future. Future liquidity requirements for employee benefit plan contributions, scheduled debt maturities, debt redemptions and capital investments are expected to be funded by internally-generated cash and other financing sources. To the extent, if at all, that the Company would need to fund any of its working capital or planned capital investments other than through internally-generated cash, the Company has available its Credit Facility. The Company also could seek to access the capital markets if it perceives conditions are favorable. The Credit Facility currently is scheduled to expire in March 2019 and any amounts outstanding under it at the time of expiration would need to be repaid or refinanced.  Otherwise, the Company has no scheduled debt maturities until December 2018, when its Secured Notes are due. At December 31, 2014, the Company’s eligible collateral, after application of applicable advance rates, was in excess of $1.5 billion. At December 31, 2014, there were $605.0 of outstanding borrowings under the Credit Facility and availability was reduced by $73.7 for outstanding letters of credit. The Company’s forward-looking statements on liquidity are based on currently available information and expectations and, to the extent the information or expectations are inaccurate or conditions deteriorate, there could be a material adverse effect on the Company’s liquidity.

As to longer-term obligations, the Company has significant debt maturities and other obligations that come due after 2014, including required cash contributions to its qualified pension plan. For further information, see the Contractual Obligations section.  The Company’s Credit Facility expiring in March 2019 is secured by the Company’s inventory and accounts receivable and contains restrictions on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliated transactions.  The Credit Facility requires maintenance of a minimum fixed charge coverage ratio of one to one if availability under the Credit Facility falls below $150.0.  Currently, the availability under the Credit Facility significantly exceeds $150.0. The Company is in compliance with its Credit Facility covenants and, absent the occurrence of unexpected adverse events, expects that it will remain in compliance for the foreseeable future.

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

Capital Investments

The Company anticipates 2015 capital investments of at least $150.0, with approximately 20% of those investments targeted to growth, innovation and margin enhancement initiatives. In the near-term, the Company expects to fund these investments from cash generated from operations or from borrowings under its Credit Facility. The Company currently anticipates that its normal, ongoing maintenance capital investments (i.e., excluding strategic investments and non-routine maintenance investments, such as blast furnace re-lines) will be at a similar level over the next few years.

Employee Benefit Obligations

Under its method of accounting for pension and OPEB plans, the Company recognizes as of the measurement date any unrecognized actuarial gains and losses that exceed 10% of the larger of projected benefit obligations or plan assets (the “corridor”).  In 2014, the Company incurred a corridor charge of $2.0. Unrecognized losses attributable to the Company’s qualified pension plans exceeded the corridor, primarily as a result of declines in the discount rate and increases in the projected benefit obligation caused by changes in mortality assumptions, partly offset by better actual returns on plan assets than expected. As a result of new mortality tables issued in October 2014 by the Society of Actuaries, the Company adopted mortality assumptions that significantly increased its pension and postemployment benefit obligations. The Company’s revised mortality assumptions increase the assumed life expectancy of participants in the company’s benefit plans, thereby increasing the total expected benefit payments over a longer time horizon. The adoption of these new mortality assumptions currently has no significant effect on the Company’s expected pension contributions over the next several years. During 2013, the Company’s pension and other postretirement benefit obligations declined by $719.0 as a result of cash payments of $285.3 from the Company for benefit payments and contributions to the pension trust and VEBAs, strong asset returns on pension assets and higher interest rates used to determine the present value of the obligations and no corridor charge was required. In 2012, the unrecognized losses attributable to the Company’s qualified pension plans exceeded the corridor, primarily as a result of declines in the discount rate. Accordingly, the Company incurred a pre-tax corridor charge of $157.3 in 2012.

The Company made pension contributions of $196.5 during 2014 to satisfy the Company’s required annual pension contributions for 2014. These contributions increased the Company’s total pension fund contributions since 2005 to approximately $1.9 billion. Currently, the Company’s major pension plans are still significantly underfunded. As a result, the Company will be required to make contributions to its pension trusts of varying amounts until they are fully funded. Some of these contributions could be substantial. Based on current actuarial assumptions, the Company estimates that its required annual pension contributions are $35.0 for 2015 (of which $1.0 was contributed in January 2015) and approximately $15.0 for 2016. The amount and timing of future required contributions to the pension trust depend on assumptions concerning future events.  The most significant of these assumptions relate to future investment performance of the pension funds, actuarial data relating to plan participants and the interest rate used to discount benefits to their present value.  Because of the variability of factors underlying these assumptions, including the possibility of future pension legislation or increased pension insurance premiums, the reliability of estimated future pension contributions decreases as the length of time until the contribution must be made increases.

During 2014, the Company provided a voluntary lump-sum settlement offer to terminated vested participants in the pension plan and as a result reduced a portion of the pension obligation. The pension plan paid approximately $105.0 in December 2014 out of the pension trust assets to participants and recognized an actuarial gain of $20.0.

The Company provides healthcare benefits to a significant portion of its employees and retirees.  Based on the assumptions used to value other postretirement benefits, primarily retiree healthcare and life insurance benefits, annual cash payments for these benefits are expected to be in a range that trends down from $50.4 to $16.4 over the next 30 years.  These payments do not include payments to the VEBA trust as part of the Zanesville retiree settlement. In July 2014, the Company made payments to a VEBA trust of $3.1 pursuant to a settlement of a class action filed on behalf of certain retirees from the Company’s Zanesville Works relating to the Company’s OPEB obligations to such retirees. The last remaining payment to the Zanesville Works VEBA trust will be $3.1 in July 2015 and effective January 1, 2016, all future OPEB obligations for the Zanesville Works retirees will become the responsibility of the Zanesville Works VEBA trust.  Effective January 1, 2015, all future OPEB obligations for the Butler Works retirees are the responsibility of the Butler VEBA trust under a settlement agreement of a class action. For accounting purposes, the settlement of the Company’s OPEB obligations to the Butler Works retirees was deemed to have occurred when the Company made the final benefit payments in 2014 and a settlement loss of $3.5 was recorded in 2014. For a more detailed description of the settlements, see the discussions in Note 7 to the consolidated financial statements in Item 8.

Accounting for retiree healthcare benefits requires the use of actuarial methods and assumptions, including assumptions about current employees’ future retirement dates, the anticipated mortality rate of retirees, the benchmark interest rate used to discount benefits to their present value, anticipated future increases in healthcare costs and the obligation of the Company under collective bargaining agreements with respect to healthcare benefits for retirees.  Changing any of these assumptions could have a material effect on the calculation of the Company’s total obligation for future healthcare benefits.  For example, the Company’s calculation of its future retiree healthcare benefit obligation as of the end of 2014 assumed that the Company would continue to provide healthcare benefits to current and future retirees.  If this assumption is altered, it could have a material effect on the calculation of the Company’s total future retiree healthcare benefit obligation.  This assumption could be altered as a result of one or more of the following developments or other unforeseen events.

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

Energy and Commodity Hedging

The Company enters into derivative transactions in the ordinary course of business to hedge the cost of natural gas, electricity and certain raw materials, including iron ore and zinc, and, to a lesser extent, the market risk associated with the sale of certain of its commodity steel products (hot roll carbon steel coils).  Changes in the prices paid or received for the related commodities are expected to offset the effect on cash of settling these amounts. In some cases, the Company may decide not to apply hedge accounting treatment to the derivative transaction. In these cases, any changes in the value of the derivative instrument are recognized in earnings each quarter during the life of the instrument. Thus, while over time the earnings effects of the derivative instrument are expected to offset the change in the price for the related commodity, the timing of the change in the value of the derivative transaction may be recognized prior to the timing of the related commodity, affecting period to period comparisons.

Off-Balance Sheet Arrangements

See discussion of Magnetation under Strategic Investments for information about this equity investee. There were no other material off-balance sheet arrangements as of December 31, 2014.

Contractual Obligations

In the ordinary course of business, the Company enters into agreements under which it is obligated to make legally enforceable future payments.  These agreements include those related to borrowing money, leasing equipment and purchasing goods and services.  The following table summarizes by category expected future cash outflows associated with contractual obligations in effect as of December 31, 2014.

	Payment due by period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt (including current portion)	$—	$—	$1,135.0	$1,349.3	$2,484.3
Interest on debt (a)	156.5	313.0	269.3	155.6	894.4
Operating lease obligations	22.5	34.0	26.9	66.2	149.6
Purchase obligations and commitments	2,956.4	4,487.0	3,654.0	10,988.6	22,086.0
Pension and OPEB obligations (b)	55.6	139.4	86.8	999.1	1,280.9
Other non-current liabilities	—	47.3	28.5	56.7	132.5
Total	$3,191.0	$5,020.7	$5,200.5	$13,615.5	$27,027.7

(a)	Amounts include contractual interest payments using the interest rates as of December 31, 2014 applicable to the Company’s variable-rate debt and stated fixed interest rates for fixed-rate debt.

(b)
Future cash contributions that the Company plans to make to its qualified pension trust are not included in the table above.  Based on current actuarial assumptions, the estimate for these contributions is approximately $35.0 and $15.0 in 2015 and 2016, respectively.  Estimates of cash contributions to the pension trust to be made after 2016 are subject to more uncertainty at this time due to the number of variable factors that impact the calculation of defined benefit pension plan contributions.  Because pension benefit payments are expected be made from the pension trust beyond the next five years, the net pension liability is included in the More than 5 years column. Estimated benefit payments, after receipt of Medicare subsidy reimbursements, for 2015 are $50.4 and are expected to be in a range which trends down from $50.4 to $16.4 over the next 30 years.  The amounts in the table include the remaining payment pursuant to the Zanesville retiree settlement.  For a more detailed description of these obligations, see the discussion in Note 7 to the consolidated financial statements.

In calculating the amounts for purchase obligations, the Company identified contracts under which the Company has a legally enforceable obligation to purchase products or services from the vendor and/or make payments to the vendor for an identifiable period.  Then for each identified contract, the Company determined its best estimate of payments to be made under the contract assuming (1) the continued operation of existing production facilities, (2) normal business levels, (3) the contract would be adhered to in good faith by both parties throughout its term and (4) prices are as set forth in the contract.  Because of changes in the markets it serves, changes in business decisions regarding production levels or unforeseen events, the actual amounts paid under these contracts could differ significantly from the numbers presented above.  For example, circumstances could arise which create exceptions to minimum purchase obligations that are set forth in the contracts.  The purchase obligations set forth in the table above have been calculated without regard to such exceptions.

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

Dearborn

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

Similar to AK Steel’s existing carbon steel operations, Dearborn Works produces hot and cold rolled sheet and hot-dip galvanized products, as well as other flat-rolled steel products. Dearborn Works is strategically located in close proximity to many of AK Steel’s customers, and the assets at the steel plant and the other acquired facilities complement AK Steel’s existing carbon steel operations with production capacity of over 2.5 million tons of finished steel per year. In 2011, Severstal completed a large-scale modernization campaign at the Dearborn Works plant and began operating a new pickle line/tandem cold mill and a new hot dip galvanizing line. During the campaign, Severstal invested $1.2 billion in new state-of-the-art equipment and various operational improvements, including a rebuild of the blast furnace at Dearborn Works in 2007. The Company gained approximately 1,900 employees through its acquisition of Dearborn. In addition, AK Steel acquired a 48% interest in Spartan Steel Coating, LLC, a joint venture that operates a hot-dip galvanizing line.

The Company believes that this transaction will, among other things, further its automotive market strategy, provide the Company with a northern carbon steel plant that is located in close proximity to many of its major customers, give the Company a bigger and better platform with which to meet the future light-weighting needs of its automotive customers, and provide it with greater and enhanced operational flexibility. The Company originally expected to realize significant cost-based synergies in excess of $50.0 annually, of which approximately $25.0 are expected to be realized in 2015. The Company now believes there is the potential for the annual cost-based synergies to be nearly double this amount, depending upon sufficient demand for the Company’s products.

Magnetation

The Magnetation joint venture uses advanced magnetic separation technology to recover iron ore from existing stockpiles of previously-mined material, such as tailings basins, and avoid the necessity of traditional expensive extraction methods. Magnetation controls substantial volumes of these existing stockpiles, as well as other resources with significant amounts of iron content that could allow it to eventually recover iron ore from traditional mining operations. However, traditional mining operations are not currently anticipated to be necessary for the foreseeable future, depending upon factors such as the recovery yield of Magnetation’s concentrate plants and future acquisitions of additional tailings basins and other iron-bearing resources.

Magnetation currently operates three iron ore concentrate plants located in Minnesota, which together are expected to produce a total of approximately 3.8 million tons of iron ore concentrate annually when fully ramped up. Magnetation’s iron ore pelletizing plant in Reynolds, Indiana, with expected annual capacity of approximately 3.3 million tons, commenced operations in September 2014. Magnetation began operating its third concentrate plant in December 2014 and the three concentrate plants are expected to ensure a consistent source of concentrate to feed the pellet plant at full capacity. The pellet plant is expected to consume most of the joint venture’s concentrate production, with the balance going to third-party customers. Magnetation currently anticipates the pellet plant to be fully ramped up in the second half of 2015, after which it is expected to provide approximately 30% of the annual iron pellets consumed by the Company’s blast furnaces. Through an offtake agreement, AK Steel has the right to purchase at a discount to the IODEX all of the pellets produced by the pellet plant and an obligation to purchase a portion of those pellets. In addition to the direct financial benefits of purchasing pellets at a lower net cost, AK Steel also expects that its sourcing of pellets from the Magnetation pellet plant will provide AK Steel with transportation cost savings for the foreseeable future and ultimately improve working capital. Magnetation effectively provides AK Steel with a limited hedge to the global price of iron ore, as the Company recognizes its share of Magnetation’s financial performance from the joint venture’s sale of its products to AK Steel and to third parties at pricing based on iron ore market prices. If the global price of iron ore increases, AK Steel will benefit from the higher Magnetation net income caused by that price increase, thereby partially offsetting AK Steel’s own higher raw material costs resulting from the higher iron ore prices.

AK Steel made capital contributions to Magnetation of $100.0 for the year ended December 31, 2014, completing the Company’s required capital contributions to the joint venture.

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

Since the third quarter of 2014, Magnetation has experienced tight liquidity conditions in the face of several challenges to its business and operations. In addition to the dramatic decrease in the IODEX that occurred during 2014 and has continued into early 2015, key factors contributing to Magnetation’s reduced liquidity include aggregate construction cost overruns of approximately $40.0 (about 8% of the estimated cost) for the pellet plant and the additional concentrate plant and the continuing ramp up of these two new facilities. To enhance its liquidity, in December 2014 Magnetation amended its revolving credit facility to increase commitments by $15.0. In addition, in December 2014 and February 2015 Magnetation was successful in completing other liquidity enhancing activities that provided additional incremental liquidity of approximately $14.0. Magnetation also intends to continue to undertake efforts to further enhance liquidity and reduce costs. However, although Magnetation is expected to have low costs of production relative to many other iron ore producers when its operations have fully ramped up and are operating at capacity, Magnetation anticipates facing challenging liquidity conditions for the foreseeable future if further liquidity enhancement and cost reduction efforts are unsuccessful or insufficient, or in the absence of a sustained increase in the IODEX levels from those experienced in recent years.

AK Coal

AK Coal produces low-volatile metallurgical coal from significant owned or leased reserves in Pennsylvania. AK Coal shipped approximately 540,000 tons of coal to coking facilities for use in AK Steel’s blast furnaces in 2014. The Company currently estimates that AK Coal will deliver clean coal from its North Fork mine at an annualized rate of approximately 360,000 tons in 2015, although that may vary depending on market conditions for coal. Although the Company believes that AK Coal will produce coal at a comparatively low cost over the long-term and made significant strides in reducing costs in 2014, the Company has currently elected to defer some of its remaining planned capital investment and delay opening additional mines in light of current and anticipated near-term coal prices. AK Coal will continue to develop and refine its mine development plan, which will provide a long-term planned approach to mining coal in the area, and maintain its efforts to secure the environmental permits required for the operations contemplated in the mine plan. In so doing, AK Coal will be prepared to expand mining operations and increase production in a relatively short time period in the event that metallurgical coal prices rise to a level at which such increased production would be advantageous to the Company in lowering the cost of its future coal purchases.

Other Margin Enhancement Initiatives

The Company is focusing on reducing its cost profile and enhancing its margins through various initiatives. The most significant of these initiatives are the acquisition of Dearborn and the vertical integration projects at Magnetation and AK Coal, both of which are expected ultimately to provide significant cost savings to the Company. Other strategic initiatives to lower the Company’s costs include increasing the utilization, yield and productivity of its facilities controlling maintenance spending, producing lower cost metallic burdens, and reducing transportation costs. The Company also has identified several other areas for enhancing its profitability, including increasing the relative percentage of sales represented by contract sales (both by increasing the level of contract sales and by reducing the level of spot market sales), producing and selling a higher-value mix of products and developing new products that can command higher prices from customers.

Iron Ore Pricing

Iron ore is one of the principal raw materials required for the Company’s steel manufacturing operations. The Company purchased approximately 6.3 million tons of iron ore pellets in 2014 and expects to purchase approximately 9.4 million tons in 2015. The increase is principally attributable to an anticipated increase in blast furnace production as a result of the Company’s acquisition of Dearborn and expected improved operations at the Ashland Works blast furnace in 2015 compared to 2014. The Company makes most of its purchases of iron ore at negotiated prices under multi-year agreements. For 2015, the Company expects to purchase most of its iron ore from three suppliers, including Magnetation. The Company’s iron ore agreements typically have a variable-price mechanism by which the price of iron ore is adjusted quarterly, based on reference to a historical iron ore index, referred to as the “IODEX”, and in certain agreements reference is also made to other indices. Some of the agreements utilize what is commonly referred to in the steel industry as “Vale model” pricing, which is based on the average IODEX for a three-month period ending one month prior to the start of the quarter to which the price is applied. For example, utilizing the Vale model for the fourth quarter of 2014, the price of iron ore was determined with reference to the IODEX price for the preceding June, July and August period. Under the contracts by which the Company acquires iron ore, a change in the IODEX typically affects to varying degrees the price paid by the Company for iron ore. However, there are other factors that also affect the price paid by the Company for iron ore under certain contracts, such as measures of general industrial inflation and steel prices. The actual impact will vary depending on the percentage of the Company’s total iron ore purchased under each contract and the degree to which the IODEX is used in establishing pricing under the respective contracts. In addition, the total net price paid by the Company for iron ore is affected by its hedging activities, which are described below.

The Company attempts to mitigate the effect of increases in raw material costs in the normal course of pricing its own products through increased prices in the spot market and the use of variable pricing with some of its contract customers that may allow the Company to adjust selling prices in response to changes in the cost of certain raw materials and energy, including iron ore to a limited extent. Many of these customer contracts, however, do not permit an adjustment (upwards or downwards) until the relevant raw material or energy price is outside pre-agreed parameters. In recent contracts, the frequency with which adjustments under the contracts occur and the overall impact of such adjustments have generally decreased over the last few years. Thus, the Company is typically unable to recover 100% of its costs in the case of raw material or energy price increases and may not be able to benefit to the full extent of a reduction in the prices of those inputs. With respect to changes in iron ore prices, there are a variety of factors that affect the ultimate impact on the Company of any increase or decrease. These include the amount of the price change for iron ore, the terms of the Company’s agreements with its contract customers, and the extent to which competitive pressures may influence the price of the steel the Company sells into the spot market.

In addition to the use of other integrated risk strategies, the Company uses derivative contracts to manage price risk because of the inability to control or fully pass through its iron ore costs to customers. The Company’s use of derivative contracts is intended to reduce its exposure to increases in iron ore costs, but such contracts can also reduce the amount of benefit that the Company receives if iron ore costs decline. The Company will normally hedge up to approximately 25% of its annual iron ore purchases by entering into swaps to fix the price of iron ore and by using options to cap the net price to be paid for iron ore. The use of purchased call options also allows the Company to benefit from further reductions in the IODEX. As of December 31, 2014, the Company has hedged 1,840,000 tons and 495,000 tons of iron ore purchases for 2015 and 2016, respectively. The Company’s hedging activities further dampen the effect of changes in the IODEX on the total cost of iron ore. The Company’s investment in Magnetation also has the ability to serve as an economic hedge against increases in the price of iron ore.

Innovation and Product Development

In recent years, the Company accelerated its development efforts in a broad range of product and process technologies. These efforts resulted in the implementation of several improved automotive steel grades, as well as the introduction and growth of innovative new products in 2014. In addition, AK Steel made significant progress in the development of enabling technologies for the next generation of advanced high-strength steels for the automotive industry and on electrical steel products for use in electricity transmission and distribution.

Specific examples of innovative products that the Company introduced in 2014 or that experienced significant growth in their targeted markets include CHROMESHIELD® 22, THERMAK™ 17 and ULTRALUME® PHS. AK Steel CHROMESHIELD 22 is a nickel-free stainless steel that combines heightened corrosion performance with enhanced ductility for use principally in appliance and food service equipment, tubing, cookware and heat exchangers. AK Steel THERMAK 17 is a stainless steel product that provides increased formability, high temperature strength and other characteristics beneficial to automotive exhaust systems. ULTRALUME press-hardenable steel, part of the Company’s advanced high-strength steel product portfolio, is an aluminum coated, heat-treatable steel that enables automotive manufacturers to reduce vehicle weight while continuing to meet critical safety requirements.

The Company intends to continue its efforts to develop new and improved products in order to meet and exceed the exacting standards of its customers, with a key focus being the next generation of advanced high-strength steels to serve future automotive industry needs.

Automotive Market

The Company sells a significant portion of its flat-rolled carbon steel products and stainless steel products to automotive manufacturers, as well as selling to distributors, service centers and converters who in some cases resell the products to the automotive industry. Because the automotive market is an important element of the Company’s business and growth strategy, North American light vehicle production affects the Company’s total sales and shipments. In 2014, the North American automotive industry continued to show improvement over 2013, as light vehicle sales topped 16.0 million units for the first time since 2007. The improvement in the automotive market and the Company’s increased share of that market had a positive impact on the Company’s sales and shipments in 2014.  A further increase in light vehicle production volumes is projected for 2015 and AK Steel intends to continue its efforts to capture higher automotive market share. There are, however, some potential challenges to increased sales to the automotive industry even if it continues to grow as currently projected. Automotive manufacturers are under pressure to achieve federally mandated fuel economy standards by 2025, and they are currently evaluating alternatives to traditional carbon steels, including aluminum and other materials. This could reduce the aggregate volume of steel sold to the automotive industry, and impact the Company’s share of that volume. To address this threat, the Company and the steel industry generally have been working to produce advanced high-strength steel products to use in the structure of a vehicle which will enable automotive manufacturers to achieve their desired weight loss goals without the need to convert to aluminum or other alternatives for the body of the vehicle. The Company currently produces virtually every grade of coated advanced high-strength steel used today and is working on development of the next generation of advanced high-strength steels which will provide even greater strength and formability.

Electrical Steel Market

The Company sells its electrical steel products, which are iron-silicon alloys with unique magnetic properties, primarily to manufacturers of power transmission and distribution transformers and electrical motors and generators in the infrastructure and manufacturing markets. The Company sells its electrical steel products both domestically and internationally.

During 2014, the Company continued to experience weak market demand in both its domestic and international sales of grain-oriented electrical steel (“GOES”) products. Internationally, this reduction was caused principally by a decline in spending for new electric power transmission and distribution transformers.

Overall pricing for GOES improved in 2014 from 2013 and GOES shipments in the NAFTA market have improved in the last couple of years as power generation and distribution activities picked up. Housing starts in the United States continued to improve in 2014 and reached one million new housing starts for the first time since 2007.  The Company’s electrical steel sales and shipments are, and will continue to be, affected to a significant extent by the number of domestic housing starts. Currently, the Company expects a gradual increase in domestic housing starts over the next several years, which is expected to have a positive effect on the Company’s domestic electrical steel sales and shipments, though the scope of that anticipated improvement will be affected by competition from domestic and foreign producers of electrical steel.

The Company continued to be harmed by a high level of imports into the United States that the Company believes are in violation of United States trade laws. In an effort to address the effects of these unfairly traded imports, the Company filed antidumping and countervailing duty petitions with the United States Department of Commerce and the United States International Trade Commission (“ITC”) in 2013 with respect to GOES and non-oriented electrical steel (“NOES”). For a description of ongoing trade cases, see Note 10 to the consolidated financial statements.

Potential Impact of Climate Change Legislation

On May 13, 2010, the U.S. Environmental Protection Agency (“EPA”) issued a final “tailoring rule” providing new regulations governing major stationary sources of greenhouse gas emissions under the Clean Air Act.  Generally, the tailoring rule provides that new or modified sources of high volumes of greenhouse gases would be subject to heightened permit standards and lower emissions thresholds.  The EPA continues to work on further rules governing greenhouse gas emissions that would apply more broadly and to lower levels of emission sources.  On June 23, 2014, the U.S. Supreme Court partially upheld and partially invalidated the "tailoring rule". The decision's impact will require the Company to conduct a best available control technology analysis for greenhouse gases for new major projects. The Company does not expect, however, the tailoring rule provision to materially adversely affect it in the near term and cannot reliably estimate the long term impact of the regulation.  Due to the EPA’s tailoring rule and other similar regulations, however, the Company likely will suffer negative financial impact over time as a result of increased energy, environmental and other costs in order to comply with the limitations that would be imposed on greenhouse gas emissions.

In addition, the possibility exists that further limitations on greenhouse gas emissions may be imposed in the United States in the future through some form of federally-enacted legislation or by additional regulations.  Bills have been introduced in the United States Congress in recent years that aim to limit carbon emissions over long periods from facilities that emit significant amounts of greenhouse gases.  Such bills, if enacted, would apply to the steel industry, in general, and to the Company, in particular, because the process of producing steel from elemental iron results in the creation of carbon dioxide, one of the targeted greenhouse gases.  Although the Company and other steel producers in the United States are actively participating in research and development efforts to develop breakthrough technology for low- or zero-emission steelmaking processes, the development of such technologies will take time and their potential for success cannot be accurately determined.  To address this need for the development of new technologies, not just in the steel industry but elsewhere, some of the proposed legislative bills include a system of carbon emission credits, which would be available to certain companies for a period, similar to the European Union’s existing “cap and trade” system.  Each of these bills is likely to be altered substantially if it moves through the legislative process, making it virtually impossible at this time to forecast the provisions of any final legislation and the resulting effects on the Company.

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

Labor Agreements

At December 31, 2014, the Company employed approximately 8,000 employees, of which approximately 6,200 are represented by labor unions under various contracts that expire between 2015 and 2019.

In February 2014, members of the United Steelworkers, Local 169, ratified a three-year labor agreement covering approximately 300 production and maintenance employees at the Company’s Mansfield Works. The new agreement took effect on March 31, 2014 and expires March 31, 2017. In June 2014, members of the International Association of Machinists and Aerospace Workers, Local 1943, ratified a new 42-month labor agreement covering about 1,640 hourly production and maintenance employees at the Company’s Middletown Works. The new agreement took effect on September 15, 2014 and expires March 15, 2018. In November 2014, members of the United Steelworkers, Local 1915, ratified a new three-year labor agreement with AK Tube covering about 100 hourly production and maintenance employees at its Walbridge, Ohio facility. The new agreement took effect on January 22, 2015 and will expire on January 22, 2018. In December 2014, members of the United Steelworkers, Local 1865, ratified a new 42-month labor agreement covering more than 830 hourly production and maintenance steel operations employees at the Company’s Ashland Works. The new agreement will take effect following the expiration of the existing contract on March 1, 2015 and expires September 1, 2018.

On February 5, 2015, members of the United Steelworkers, Local 1190, ratified a four-year labor agreement covering approximately 215 production and maintenance employees at Mountain State Carbon. The new agreement will take effect on March 1, 2015 and will expire on February 28, 2019. This is the initial labor agreement with the union at Mountain State Carbon.

An agreement with the United Auto Workers, Local 4104, which represents approximately 130 employees at the Company’s Zanesville Works, is scheduled to expire on May 20, 2015.

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

Actuarial net gains and losses occur when actual experience differs from any of the many assumptions used to value the benefit plans or when the assumptions change, as they may each year when a valuation is performed.  The major factors contributing to actuarial gains and losses for benefit plans are the differences from changes in the discount rate used to value plan liabilities as of the measurement date and changes in the expected lives of plan participants.  The Company believes that the mortality assumptions selected for determining the expected lives of its plan participants are most closely associated with the expected lives of its plan participants. However, the selection of other available assumptions would likely result in an increase in the plan obligations. In addition, a major factor contributing to actuarial gains and losses for pension plans is the differences between expected and actual returns on plan assets. For OPEB plans, differences in estimated versus actual healthcare costs and changes in assumed healthcare cost trend rates are additional factors generally contributing to actuarial gains and losses. However, changes in these OPEB assumptions are not expected to have a material effect on the Company as a result of the existence of caps on the share of benefits that are paid by the Company.  In addition to their effect on the funded status of the plans and their potential for corridor adjustments, these factors affect future net periodic benefit expenses.  Changes in key assumptions can have a material effect on the amount of benefit obligation and annual expense recorded.  For example, a one-quarter-percentage-point decrease in the discount rate would decrease the interest cost component of pension income in 2015 by $5.4.  A one-quarter-percentage-point decrease in the discount rate would have increased the pension obligation at December 31, 2014 by approximately $88.0 and the OPEB obligation by approximately $15.0. A one-percentage-point decrease in the expected rate of return on pension plan assets would decrease the projected 2015 pension income by approximately $27.4.

Asset Impairment

The Company has various assets subject to possible impairment, including investments, property, plant and equipment, goodwill and other intangible assets. Each of these assets is subject to a review for impairment, if circumstances indicate that a loss in value below its carrying amount has occurred.  The Company evaluates the effect of changes in operations and estimates future cash flows to measure fair value.  Use of assumptions, such as forecasted growth rates and cost of capital, are generally considered as part of these analyses and based on Management’s judgment can result in different conclusions. The Company believes its use of such data to be appropriate and consistent with internal projections.  The most recent annual goodwill impairment test indicated that the fair value of its relevant reporting unit was in excess of its carrying value. However, the Company’s businesses operate in highly cyclical industries and the valuation of these businesses can be expected to fluctuate, which may lead to impairment charges in future periods. Fair value is determined using quoted market prices, estimates based on prices of similar assets, or anticipated cash flows discounted at a rate commensurate with risk.

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

The Company’s primary areas of market risk include changes in (a) interest rates, (b) the prices of raw materials and energy sources and, to a lesser extent, the selling price of certain commodity steel, and (c) foreign currency exchange rates. The Company manages interest rate risk in its capital structure by issuing variable- and fixed-rate debt and by utilizing its Credit Facility, which is subject to variable interest rates. The Company had total long-term indebtedness (excluding unamortized debt discount and premium) of $2,484.3 and $1,540.1 outstanding at December 31, 2014 and 2013, respectively. The amount outstanding at December 31, 2014, consisted of $1,853.3 of fixed-rate debt, $26.0 of variable-rate Industrial Revenue Bonds and $605.0 of borrowings under its Credit Facility that bears interest at variable interest rates. An increase in prevailing interest rates would increase interest expense and interest paid for the variable-rate debt, including any outstanding borrowings under the Credit Facility. For example, a 1% increase in interest rates would result in an increase in annual interest expense of approximately $6.3 on the Company’s outstanding debt at December 31, 2014.

With regard to raw materials and energy sources, the cost of iron ore, natural gas and scrap, in particular, have been volatile over the course of the last several years. To address such cost volatility, where competitively possible, the Company attempts to increase the price of steel it sells to the spot market and to negotiate a variable-pricing mechanism with its contract customers that allows the Company to adjust selling prices in response to changes in the cost of certain raw materials and energy. Many of these customer contracts, however, do not permit an adjustment (upwards or downwards) until the relevant raw material or energy price is outside pre-agreed parameters. However, the extent of impact of these price adjustments within a contract has generally decreased over the last few years. In the case of stainless steel, increased costs for nickel, chrome and molybdenum can usually be recovered through established price surcharges. Therefore, fluctuations in the price of energy (particularly natural gas and electricity), raw materials (such as scrap, purchased s labs, coal, iron ore, zinc and nickel) or other commodities will be, in part, passed on to the Company’s customers rather than absorbed solely by the Company.

In addition, to further minimize its exposure to fluctuations in raw material costs and to secure an adequate supply of raw materials, the Company has entered into multi-year purchase agreements for certain raw materials that provide for fixed prices or only a limited variable-price mechanism. While enabling the Company to reduce its exposure to fluctuations in raw material costs, this also exposes the Company to an element of market risk relative to its sales contracts. After new contracts are negotiated with the Company’s customers, the average sales prices could increase or decrease. If that average sales price decreases, the Company may not be able to reduce its raw material costs to a corresponding degree due to the multi-year term and fixed-price nature of some of its raw material purchase contracts. In addition, some of the Company’s existing multi-year supply contracts, particularly with respect to iron ore and coke, have required minimum purchase quantities. Under adverse economic conditions, those minimums may exceed the Company’s needs. Subject to exceptions for force majeure and other circumstances affecting the legal enforceability of the contracts, such minimum purchase requirements could require the Company to purchase quantities of raw materials, particularly iron ore and coke, which significantly exceed its anticipated needs. Under such circumstances, the Company would attempt to negotiate agreements for new purchase quantities. There is a risk, however, that in one or more instances the Company would not be successful in securing lower purchase quantities, either through negotiation or litigation. In that event, the Company would likely be required to purchase more of a particular raw material in a particular year than it needs, negatively affecting its results of operations and cash flows.

The Company uses cash-settled commodity price swaps and options to hedge the market risk associated with the purchase of certain of its raw materials and energy requirements and the market risk associated with the sale of certain of its commodity steel (hot roll carbon steel coils). Such hedges routinely are used with respect to a portion of the Company’s natural gas and iron ore requirements and are sometimes used with respect to its aluminum, zinc, nickel, and electricity requirements. The Company’s hedging strategy is designed to protect it against excessive pricing volatility. However, abnormal price increases in any of these commodity markets might still negatively affect operating costs, as the Company does not typically hedge 100% of its exposure.

For derivatives designated in cash flow hedging relationships, the effective portion of the gains and losses from the use of these instruments are recorded in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets and recognized into net sales or cost of products sold in the same period as the earnings recognition of the associated underlying transaction. At December 31, 2014, accumulated other comprehensive income (loss) included $47.9 in unrealized pre-tax losses for these derivative instruments. All other commodity price swaps and options are marked to market and recognized into net sales or cost of products sold with the offset recognized as an asset or accrued liability. At December 31, 2014, other current assets of $3.6, other noncurrent assets of $1.8, accrued liabilities of $36.2 and other noncurrent liabilities of $5.7 were included on the Consolidated Balance Sheets for the fair value of commodity derivatives. At December 31, 2013, other current assets of $4.9, accrued liabilities of $0.4 and other noncurrent liabilities of $0.1 were included on the Consolidated Balance Sheets for the fair value of commodity derivatives.

The following table presents the negative (positive) effect on pre-tax income of a hypothetical change in the fair value of derivative instruments outstanding at December 31, 2014, due to an assumed 10% and 25% decrease in the market price of each of the indicated commodities.

	Negative (Positive) Effect on Pre-tax Income
Commodity Derivative	10% Decrease	25% Decrease
Natural gas	$9.5	$23.8
Nickel	0.2	0.4
Zinc	6.1	15.4
Electricity	4.3	10.7
Iron ore	6.9	16.1
Hot roll carbon steel coils	(0.9)	(2.3)

Because these instruments are structured and used as hedges, these hypothetical losses would be offset by the benefit of lower prices paid for the physical commodity used in the normal production cycle or higher prices received on the sale of product. The Company currently does not enter into swap or option contracts for trading purposes.

The Company also is subject to risks of exchange rate fluctuations on a small portion of intercompany receivables that are denominated in foreign currencies. The Company uses forward currency contracts to manage exposures to certain of these currency price fluctuations. At December 31, 2014 and 2013, the Company had outstanding forward currency contracts with a total contract value of $28.6 and $24.4, respectively, for the sale of euros. At December 31, 2014, current assets of $1.2 and at December 31, 2013, accrued liabilities of $0.7 were included on the Consolidated Balance Sheets for the fair value of these contracts. Based on the contracts outstanding at Dece mber 31, 2014, a 10% change in the dollar to euro exchange rate would result in an approximate $2.9 pre-tax impact on the value of these contracts on a mark-to-market basis, which would offset the effect of a change in the exchange rate on the underlying receivable.

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

Dated:	February 20, 2015	/s/ James L. Wainscott
James L. Wainscott
Chairman of the Board, President and Chief Executive Officer

Dated:	February 20, 2015	/s/ Roger K. Newport
Roger K. Newport
Senior Vice President, Finance and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
AK Steel Holding Corporation

We have audited the accompanying consolidated balance sheets of AK Steel Holding Corporation (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2014.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AK Steel Holding Corporation at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with U. S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AK Steel Holding Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Cincinnati, Ohio
February 20, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
AK Steel Holding Corporation
West Chester, Ohio

We have audited the accompanying consolidated statement of operations, comprehensive income (loss), cash flows, and stockholders’ equity (deficit) for the year ended December 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AK Steel Holding Corporation and subsidiaries, the results of their operations and their cash flows for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Cincinnati, Ohio
February 28, 2013, except for Note 4 and Note 20, as to which the dates are February 21, 2014 and May 9, 2014, respectively

AK STEEL HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2014, 2013 and 2012
(dollars in millions, except per share data)
	2014	2013	2012

Net sales	$6,505.7	$5,570.4	$5,933.7

Cost of products sold (exclusive of items shown separately below)	6,007.7	5,107.8	5,539.1
Selling and administrative expenses (exclusive of items shown separately below)	247.2	205.3	208.7
Depreciation	201.9	190.1	192.0
Pension and OPEB expense (income) (exclusive of corridor charges shown below)	(92.5)	(68.6)	(35.3)
Pension corridor charges	2.0	—	157.3

Total operating costs	6,366.3	5,434.6	6,061.8

Operating profit (loss)	139.4	135.8	(128.1)

Interest expense	144.7	127.4	86.7
Other income (expense)	(21.1)	(1.4)	6.2

Income (loss) before income taxes	(26.4)	7.0	(208.6)

Income tax expense (benefit)	7.7	(10.4)	790.0

Net income (loss)	(34.1)	17.4	(998.6)
Less: Net income attributable to noncontrolling interests	62.8	64.2	28.7

Net income (loss) attributable to AK Steel Holding Corporation	$(96.9)	$(46.8)	$(1,027.3)

Basic and diluted earnings per share:
Net income (loss) attributable to AK Steel Holding Corporation common stockholders	$(0.65)	$(0.34)	$(9.06)

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2014, 2013 and 2012
(dollars in millions)
	2014	2013	2012
Net income (loss)	$(34.1)	$17.4	$(998.6)
Other comprehensive income (loss), before tax:
Foreign currency translation gain (loss)	(3.7)	1.2	0.7
Cash flow hedges:
Gains (losses) arising in period	(51.6)	3.5	6.3
Reclassification of losses (gains) to net income (loss)	1.1	(25.2)	36.3
Unrealized holding gains on securities:
Unrealized holding gains (losses) arising in period	—	0.2	0.9
Pension and OPEB plans:
Prior service credit (cost) arising in period	10.9	(6.1)	83.9
Gains (losses) arising in period	(422.5)	422.3	(240.4)
Reclassification of prior service cost (credits) included in net income (loss)	(68.9)	(76.2)	(71.1)
Reclassification of losses (gains) included in net income (loss)	6.9	25.3	181.8
Other comprehensive income (loss), before tax	(527.8)	345.0	(1.6)
Income tax expense related to items of other comprehensive income (loss)	—	22.7	—
Other comprehensive income (loss)	(527.8)	322.3	(1.6)
Comprehensive income (loss)	(561.9)	339.7	(1,000.2)
Less: Comprehensive income attributable to noncontrolling interests	62.8	64.2	28.7
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$(624.7)	$275.5	$(1,028.9)

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2014 and 2013
(dollars in millions, except per share data)
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$70.2	$45.3
Accounts receivable, net	644.3	525.2
Inventory, net	1,172.1	586.6
Deferred tax assets, current	67.7	69.6
Other current assets	71.4	46.5
Total current assets	2,025.7	1,273.2
Property, plant and equipment	6,388.4	5,871.9
Accumulated depreciation	(4,175.2)	(3,991.8)
Property, plant and equipment, net	2,213.2	1,880.1
Other non-current assets:
Investments in affiliates	388.7	214.1
Other non-current assets	230.9	238.3
TOTAL ASSETS	$4,858.5	$3,605.7
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$803.1	$601.8
Accrued liabilities	266.5	142.9
Current portion of long-term debt	—	0.8
Current portion of pension and other postretirement benefit obligations	55.6	85.9
Total current liabilities	1,125.2	831.4
Non-current liabilities:
Long-term debt	2,452.5	1,506.2
Pension and other postretirement benefit obligations	1,225.3	965.4
Other non-current liabilities	132.5	110.0
TOTAL LIABILITIES	4,935.5	3,413.0
Equity (deficit):
Common stock, authorized 300,000,000 shares of $.01 par value each; issued 177,362,600 and 149,691,388 shares in 2014 and 2013; outstanding 177,215,816 and 136,380,078 shares in 2014 and 2013	1.8	1.5
Additional paid-in capital	2,259.1	2,079.2
Treasury stock, common shares at cost, 146,784 and 13,311,310 shares in 2014 and 2013	(1.0)	(174.0)
Accumulated deficit	(2,548.0)	(2,451.1)
Accumulated other comprehensive income (loss)	(204.4)	323.4
Total stockholders’ equity (deficit)	(492.5)	(221.0)
Noncontrolling interests	415.5	413.7
TOTAL EQUITY (DEFICIT)	(77.0)	192.7
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$4,858.5	$3,605.7

The Consolidated Balance Sheets as of December 31, 2014 and 2013, include the following amounts related to consolidated variable interest entities, prior to intercompany eliminations. See Note 15 for more information concerning variable interest entities.

	2014	2013
SunCoke Middletown
Cash and cash equivalents	$18.2	$14.2
Inventory, net	29.6	22.1
Property, plant and equipment	420.1	418.5
Accumulated depreciation	(43.3)	(29.0)
Accounts payable	10.6	13.3
Other assets (liabilities), net	(0.3)	(0.7)
Noncontrolling interests	413.7	411.8

Other variable interest entities
Cash and cash equivalents	$1.0	$1.0
Property, plant and equipment	11.4	11.5
Accumulated depreciation	(9.3)	(9.2)
Other assets (liabilities), net	0.6	0.6
Noncontrolling interests	1.8	1.9

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2014, 2013 and 2012
(dollars in millions)
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$(34.1)	$17.4	$(998.6)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	187.6	176.1	178.4
Depreciation—SunCoke Middletown	14.3	14.0	13.6
Amortization	20.4	19.1	17.0
Deferred income taxes	8.2	(7.3)	771.2
Income taxes of noncontrolling interests	—	—	17.6
Contributions to pension trust	(196.5)	(181.1)	(170.2)
Pension and OPEB expense (income)	(92.5)	(68.6)	(35.3)
Pension corridor charges	2.0	—	157.3
Contributions to retirees VEBAs	(3.1)	(30.8)	(31.7)
Other operating items, net	15.8	9.4	(1.9)
Changes in assets and liabilities, net of effect of acquired business:
Accounts receivable	34.4	(51.1)	94.2
Accounts receivable—SunCoke Middletown	(0.6)	1.0	0.3
Inventories	(215.9)	16.4	(182.8)
Inventories—SunCoke Middletown	(7.5)	6.2	(4.5)
Accounts payable and other current liabilities	28.5	48.7	(20.6)
Accounts payable and other current liabilities—SunCoke Middletown	(3.3)	(2.0)	(0.2)
Other assets	(8.2)	(4.7)	(4.2)
Pension obligations	(18.2)	(10.0)	(6.7)
Postretirement benefit obligations	(63.9)	(63.4)	(64.1)
Other liabilities	9.8	0.5	0.4
Net cash flows from operating activities	(322.8)	(110.2)	(270.8)

Cash flows from investing activities:
Capital investments	(79.7)	(60.0)	(45.5)
Capital investments—SunCoke Middletown	(1.4)	(3.6)	(18.6)
Investments in Magnetation LLC and AK Coal	(100.0)	(50.0)	(60.6)
Investments in acquired business, net of cash acquired	(690.3)	—	—
Other investing items, net	13.6	15.1	6.1
Net cash flows from investing activities	(857.8)	(98.5)	(118.6)

Cash flows from financing activities:
Net borrowings (repayments) under credit facility	515.0	90.0	(250.0)
Proceeds from issuance of long-term debt	427.1	31.9	873.3
Redemption of long-term debt	(0.8)	(27.4)	(74.0)
Proceeds from issuance of common stock	345.3	—	96.4
Debt issuance costs	(15.5)	(3.4)	(22.3)
Common stock dividends paid	—	—	(11.0)
SunCoke Middletown distributions to noncontrolling interest owners	(61.0)	(64.8)	(36.6)
Other financing items, net	(4.6)	0.7	(1.4)
Net cash flows from financing activities	1,205.5	27.0	574.4

Net increase (decrease) in cash and cash equivalents	24.9	(181.7)	185.0
Cash and cash equivalents, beginning of year	45.3	227.0	42.0
Cash and cash equivalents, end of year	$70.2	$45.3	$227.0

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Years Ended December 31, 2014, 2013 and 2012
(dollars in millions)
	Common Stock	Addi- tional Paid-In- Capital	Treasury Stock	Accum- ulated Deficit	Accum- ulated Other Compre- hensive Income (Loss)	Noncon- trolling Interests	Total
December 31, 2011	$1.2	$1,922.2	$(171.6)	$(1,366.0)	$2.7	$(11.3)	$377.2
Net income (loss)				(1,027.3)		28.7	(998.6)
Issuance of common stock	0.3	96.1					96.4
Issuance of exchangeable debt		37.3					37.3
Share-based compensation		14.6					14.6
Tax provision from share-based compensation		(0.5)					(0.5)
Purchase of treasury stock			(1.7)				(1.7)
Change in accumulated other comprehensive income (loss)					(1.6)		(1.6)
Common stock dividends				(11.0)			(11.0)
Increase in noncontrolling interest as a result of SunCoke financing activities						416.1	416.1
Net distributions to noncontrolling interests						(36.8)	(36.8)
Income tax payable assumed by noncontrolling interests						17.6	17.6
December 31, 2012	$1.5	$2,069.7	$(173.3)	$(2,404.3)	$1.1	$414.3	$(91.0)

Net income (loss)				(46.8)		64.2	17.4
Share-based compensation		9.5					9.5
Purchase of treasury stock			(0.7)				(0.7)
Change in accumulated other comprehensive income (loss)					322.3		322.3
Net distributions to noncontrolling interests						(64.8)	(64.8)
December 31, 2013	$1.5	$2,079.2	$(174.0)	$(2,451.1)	$323.4	$413.7	$192.7

Net income (loss)				(96.9)		62.8	(34.1)
Issuance of common stock	0.4	344.9					345.3
Retirement of treasury stock	(0.1)	(173.9)	174.0				—
Share-based compensation		8.9					8.9
Purchase of treasury stock			(1.0)				(1.0)
Change in accumulated other comprehensive income (loss)					(527.8)		(527.8)
Net distributions to noncontrolling interests						(61.0)	(61.0)
December 31, 2014	$1.8	$2,259.1	$(1.0)	$(2,548.0)	$(204.4)	$415.5	$(77.0)

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share amounts or as otherwise specifically noted)

NOTE 1 - Summary of Significant Accounting Policies

Basis of Presentation: These financial statements consolidate the operations and accounts of AK Steel Holding Corporation (“AK Holding”), its wholly-owned subsidiary AK Steel Corporation (“AK Steel,” and together with AK Holding, the “Company”), all subsidiaries in which the Company has a controlling interest, and two variable interest entities for which the Company is the primary beneficiary.  The Company also operates Mexican and European trading companies that buy and sell steel and steel products and other materials. The Company manages its operations on a consolidated, integrated basis in order to utilize the most appropriate equipment and facilities for the production of a product, regardless of product line, and concludes that it operates in a single business segment. All intercompany transactions and balances have been eliminated.

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

Share-Based Compensation: Compensation costs related to stock awards granted under the Company’s Stock Incentive Plan are recognized over their vesting period using the straight-line method.

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

Property, Plant and Equipment: Plant and equipment are depreciated under the straight-line method over their estimated lives.  Estimated lives are as follows: land improvements over 20 years, leaseholds over the life of the lease, buildings over 40 years and machinery and equipment over 2 to 20 years.  The estimated weighted-average life of the Company’s machinery and equipment is 18 years at the end of the current year.  Costs incurred to develop coal mines are capitalized. Depletion of coal reserves and mine development costs are computed using the units-of-production method utilizing only proven and probable reserves in the depletion base. The Company expenses costs associated with major maintenance activities at its operating facilities in the period in which they occur.

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

Investments: The Company has investments in associated companies that are accounted for under the equity method.  Each of these investments is subject to a review for impairment when circumstances indicate that a loss in value below its carrying amount is other than temporary.  No impairment was recorded in 2014, 2013 or 2012.

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

Goodwill: Goodwill relates to the Company’s tubular business. Goodwill is reviewed for potential impairment at least annually on October 1 each year and whenever events or circumstances make it more likely than not that impairment may have occurred.  Considering operating results and the estimated fair value of the business, the most recent annual goodwill impairment test indicated that the fair value of the Company’s reporting unit with goodwill was in excess of its carrying value. No goodwill impairment was recorded as a result of the 2014, 2013 and 2012 annual reviews.

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

Concentrations of Credit Risk: The Company is primarily a producer of carbon, stainless and electrical steels and steel products, which are sold to a number of markets, including automotive, industrial machinery and equipment, construction, power distribution and appliances.  The following presents net sales by product line:

	2014	2013	2012
Stainless and electrical	$1,836.5	$1,705.3	$1,898.9
Carbon	4,423.3	3,643.4	3,789.6
Tubular	231.4	220.7	243.6
Other	14.5	1.0	1.6
Total	$6,505.7	$5,570.4	$5,933.7

The following sets forth the percentage of the Company’s net sales attributable to various markets:

	2014	2013	2012
Automotive	53%	51%	45%
Infrastructure and Manufacturing	18%	20%	23%
Distributors and Converters	29%	29%	32%

The Company sells domestically to customers located primarily in the Midwestern and Eastern United States and to foreign customers, primarily in Canada, Mexico and Western Europe.  Net sales to customers located outside the United States totaled $755.4, $708.0 and $856.7 for 2014, 2013 and 2012, respectively. No customer accounted for more than 10% of net sales of the Company during 2014, 2013 and 2012.

Approximately 43% and 41% of accounts receivable outstanding at December 31, 2014 and 2013, respectively, are due from businesses associated with the U.S. automotive industry, including 14% and 11% of receivables due from one automotive customer as of December 31,

2014 and 2013, respectively.  Except in a few situations where the risk warrants it, collateral is not required on accounts receivable.  While the Company believes its recorded accounts receivable will be collected, in the event of default the Company would follow normal collection procedures. The Company maintains an allowance for doubtful accounts for the loss that would be incurred if a customer is unable to pay amounts due to the Company.  The Company determines this allowance based on various factors, including the customer’s financial condition and changes in customer payment patterns. The Company writes off accounts receivable against the allowance for doubtful accounts when it is remote that collection will occur.

Union Contracts: At December 31, 2014, the Company employed approximately 8,000 employees, of which approximately 6,200 are represented by labor unions under various contracts that expire between 2015 and 2019.  An agreement with the United Auto Workers, Local 4104, which represents approximately 130 employees at the Company’s Zanesville Works, is scheduled to expire on May 20, 2015. On February 5, 2015, members of the United Steelworkers, Local 1190, ratified a four-year labor agreement covering approximately 215 production and maintenance employees at Mountain State Carbon, LLC. The new agreement will take effect on March 1, 2015 and will expire on February 28, 2019. This is the initial labor agreement with the union at Mountain State Carbon.

Financial Instruments: Investments in equity securities are classified as available-for-sale.  Available-for-sale securities are carried at fair value with unrealized gains and losses, net of tax, reported in other comprehensive income.  Realized gains and losses on sales of available-for-sale securities are computed based upon initial cost adjusted for any other-than-temporary declines in fair value.  The Company has no investments that are considered to be trading securities.

The Company is a party to derivative instruments that are designated and qualify as hedges for accounting purposes.  The Company may also use derivative instruments to which it does not apply hedge accounting treatment.  The Company’s objective in using these instruments is to protect its earnings and cash flows from fluctuations in the fair value of selected commodities and currencies.

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

In addition, the Company is subject to risks associated with exchange rate fluctuations on monies received from its European subsidiaries and other customers invoiced in European currencies.  To mitigate this risk, the Company has entered a series of agreements for the forward sale of euros at fixed dollar rates.  The forward contracts are entered with durations up to twenty-four months.  A typical contract is used as a cash flow hedge for the period from when an order is taken to when a sale is recognized, at which time it converts into a fair value hedge of a euro-denominated receivable.  The Company does not designate these derivatives as hedges for accounting purposes and the hedges are marked to market on a quarterly basis with the expense or income recognized in other income (expense).

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions.  In this documentation, the Company specifically identifies the asset, liability, firm commitment or forecasted transaction that has been designated as a hedged item, and states how the hedging instrument is expected to hedge the risks related to that item.  The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis.  The Company discontinues hedge accounting prospectively when it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; when the derivative expires or is sold, terminated or exercised; when it is probable that the forecasted transaction will not occur; when a hedged firm commitment no longer meets the definition of a firm commitment; or when the Company determines that designation of the derivative as a hedge instrument is no longer appropriate. The Company’s derivative contracts contain collateral funding requirements. The Company has master netting arrangements with its counterparties giving it the right to offset amounts owed under the derivative instruments and the collateral. The Company does not offset derivative assets and liabilities or collateral in its Consolidated Balance Sheets.

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

Reclassifications: Certain reclassifications of prior-year amounts have been made to conform to the current-year presentation.

NOTE 2 - Supplementary Financial Statement Information

Research and Development Costs

The Company conducts a broad range of research and development activities aimed at improving existing products and manufacturing processes and developing new products and processes.  Research and development costs, which are recorded as cost of products sold when incurred, totaled $17.5, $13.2 and $12.5 in 2014, 2013 and 2012, respectively.

Allowance for Doubtful Accounts

The following shows changes in the allowance for doubtful accounts for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Balance at beginning of year	$8.1	$9.1	$11.9
Increase (decrease) in allowance	0.9	(0.4)	(2.7)
Receivables written off	—	(0.6)	(0.1)
Balance at end of year	$9.0	$8.1	$9.1

Inventory, net

Inventories as of December 31, 2014 and 2013, consist of:

	2014	2013
Finished and semi-finished	$1,053.4	$722.2
Raw materials	494.2	260.9
Total cost	1,547.6	983.1
Adjustment to state inventories at LIFO value	(375.5)	(396.5)
Inventory, net	$1,172.1	$586.6

There was no liquidation of LIFO layers in 2014. During 2013 and 2012, liquidation of LIFO layers generated income of $11.9 and $0.9, respectively. The following shows changes in the LIFO reserve for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Balance at beginning of year	$396.5	$435.0	$524.0
Change in reserve	(21.0)	(38.5)	(89.0)
Balance at end of year	$375.5	$396.5	$435.0

Property, Plant and Equipment

The Company’s property, plant and equipment balances as of December 31, 2014 and 2013 are as follows:

	2014	2013
Land, land improvements and leaseholds	$260.7	$249.5
Buildings	466.7	403.7
Machinery and equipment	5,571.0	5,178.0
Construction in progress	90.0	40.7
Total	6,388.4	5,871.9
Less accumulated depreciation	(4,175.2)	(3,991.8)
Property, plant and equipment, net	$2,213.2	$1,880.1

The amount of interest on capital projects capitalized in 2014, 2013 and 2012 was $2.7, $2.7 and $2.5, respectively. The Company had asset retirement obligations of $6.0 and $5.6 at December 31, 2014 and 2013, respectively.

Other Non-current Assets

Other non-current assets as of December 31, 2014 and 2013, consist of:

	2014	2013
Investment in AFSG Holdings, Inc.	$55.6	$55.6
Goodwill	32.8	32.8
Deferred tax assets, non-current	70.3	76.6
Other	72.2	73.3
Other non-current assets	$230.9	$238.3

NOTE 3 - Acquisition of Dearborn

On September 16, 2014, the Company acquired Severstal Dearborn, LLC (“Dearborn”) from Severstal Columbus Holdings, LLC (“Severstal”). The assets acquired from Severstal included the integrated steelmaking assets located in Dearborn, Michigan (“Dearborn Works”), the Mountain State Carbon, LLC (“Mountain State Carbon”) cokemaking facility located in Follansbee, West Virginia, and interests in joint ventures that process flat-rolled steel products. The Company acquired Dearborn to increase scale and enhance its ability to better serve customers, further its automotive strategy, strengthen its carbon steelmaking footprint and achieve additional operational flexibility. In addition, the Company acquired highly modernized and upgraded steelmaking equipment and facilities and the opportunity to achieve significant cost-based synergies. Immediately after the acquisition, Dearborn was merged with and into AK Steel.

The final cash purchase price was $690.3, net of cash acquired, after payment of the final working capital adjustment to Severstal of $13.1 in the fourth quarter of 2014. In conjunction with the acquisition, AK Steel issued $430.0 of 7.625% Senior Notes due October 2021 at a price of 99.325% of par to pay part of the purchase price and used a portion of the net proceeds from the issuance of 40.25 million shares of AK Holding common stock at a price of $9.00 per share to pay the balance of the purchase price. The Company used the additional proceeds from the issuance of AK Holding common stock to repay a portion of outstanding borrowings under its asset-backed revolving credit facility (“Credit Facility”) and for general corporate purposes. For the year ended December 31, 2014, the Company incurred acquisition costs of $8.1. Acquisition costs are primarily comprised of transaction fees and direct costs, including legal, finance, consulting and other professional fees, and are included in selling and administrative expenses. In addition, the Company incurred $12.6 of costs in the year ended December 31, 2014 for committed bridge financing that the Company arranged in connection with the acquisition of Dearborn, but which was unused because of the Company’s successful financing of the acquisition through the debt and common stock offerings discussed above. As a result, these costs were expensed in 2014 and are included in other income (expense). Subsequent to the acquisition, the Company incurred severance costs of $2.6 for certain employees of Dearborn, which are included in selling and administrative expenses for the year ended December 31, 2014, and an income tax charge of $8.4 related to changes in the value of deferred tax assets resulting from the acquisition.

A summary of the preliminary purchase price allocation for the fair value of the assets acquired and the obligations assumed at the date of the acquisition is presented below. The purchase price allocation is preliminary and is subject to the completion of several items, including consideration of final valuations for property, plant and equipment and the investments in affiliates. The discount rate used to measure the initial other postretirement benefit obligation was 4.49%.

Accounts receivable	$154.4
Inventory	362.2
Other current assets	3.6
Property, plant and equipment	459.3
Investment in affiliates	88.2
Total assets acquired	1,067.7
Accounts payable	(201.2)
Accrued liabilities	(36.1)
Other postretirement benefit obligations	(128.2)
Other non-current liabilities	(11.9)
Total liabilities assumed	(377.4)
Purchase price, net of cash acquired	$690.3

The consolidated financial statements reflect the effects of the acquisition and Dearborn’s financial results beginning September 16, 2014. The following table summarizes selected unaudited pro forma consolidated statements of operations data for the years ended December 31, 2014 and 2013 as if the acquisition had been completed at the beginning of each year.

	2014	2013
Net sales	$7,942.7	$7,601.6
Operating profit (loss)	(816.2)	170.5

This selected unaudited pro forma consolidated financial data is included only for the purpose of illustration and does not necessarily indicate what the operating results would have been if the acquisition had been completed on that date. Moreover, this information does not indicate what the Company’s future operating results will be. This information includes actual data in 2014 for the period subsequent to the date of the acquisition. The Consolidated Statement of Operations for the year ended December 31, 2014 includes net sales and operating profit of $567.0 and $12.2, respectively, attributable to Dearborn since the acquisition. The estimated weighted-average life of Dearborn’s machinery and equipment is approximately 20 years. Pro forma operating profit (loss) for the years ended December 31, 2014 and 2013, includes charges for fixed asset impairments of $1,005.1 and $43.0, respectively, recorded by Severstal prior to the acquisition.

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

(a)
Double Eagle Steel Coating Company (“DESCCO”) is a joint venture between United States Steel Corporation (“US Steel”) and AK Steel that was acquired as part of the Dearborn acquisition. See Note 10 for information on a dispute with US Steel regarding DESCCO.

The Company’s share of income (loss) related to Magnetation LLC (“Magnetation”) was included in other income (expense) and totaled $(15.2), $(4.9) and $7.7 for 2014, 2013 and 2012, respectively. The Company’s share of income from the remaining investees is included in cost of products sold since those investees are part of the Company’s integrated operations. Such income totaled $11.7, $8.1 and $7.4 in 2014, 2013 and 2012, respectively. As of December 31, 2014, the Company’s carrying cost of its investment in Spartan Steel exceeded its share of the underlying equity in net assets by $15.0. This difference is being amortized and is included in cost of products sold.

Summarized financial statement data for all investees is presented below. The financial results for the acquired joint ventures are only included for the period since the acquisition. The Company is required to report this information for 2014 and 2013 as a result of the comparative results of the investees to the Company. Although not previously required, 2012 amounts have been disclosed for comparison.

	2014	2013	2012
Revenue	$386.1	$293.9	$297.9
Gross profit	93.2	103.7	92.6
Net income	10.8	20.1	40.8

	2014	2013
Current assets	$211.8	$279.9
Noncurrent assets	879.1	440.4
Current liabilities	157.1	58.5
Noncurrent liabilities	516.6	397.4

The Company regularly transacts business with its equity investees.  The following relates to the Company’s transactions with equity investees for the years indicated:

	2014	2013	2012
Sales to equity investees	$93.4	$71.6	$60.4
Purchases from equity investees	67.7	12.5	11.8

The following is the Company’s outstanding receivables and payables with equity investees as of the end of the year indicated:

	2014	2013
Accounts receivable from equity investees	$2.5	$4.0
Accounts payable to equity investees	10.9	0.9

Magnetation

Magnetation utilizes advanced magnetic separation technology to recover iron ore from existing stockpiles of previously-mined material, such as tailings basins. Through a pellet purchase agreement, AK Steel has the right to purchase all of the pellets produced by Magnetations’s iron ore pelletizing plant and an obligation to purchase a portion of those pellets. The pelletizing plant began operations in September 2014. During 2014, AK Steel contributed $100.0 of capital to Magnetation, completing its total required investment of $297.5. AK Steel has no legal or contractual obligation to provide further financing to Magnetation beyond the amount mentioned above. As of December 31, 2014, the Company’s carrying cost of the investment exceeded its share of the underlying equity in net assets of Magnetation, recorded using historical carrying amounts, by $118.0. This difference is being amortized through other income (expense) and its amortization is included in the Company’s share of income (loss) amounts above.

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

Components of income (loss) before income taxes are as follows:

	2014	2013	2012
United States	$(94.3)	$(61.1)	$(261.2)
Foreign	5.1	3.9	6.3
Noncontrolling interests	62.8	64.2	46.3
Income (loss) before income taxes	$(26.4)	$7.0	$(208.6)

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2014 and 2013 are as follows:

	2014	2013
Deferred tax assets:
Net operating loss and tax credit carryforwards	$778.1	$663.5
Postretirement benefits	201.2	185.0
Pension benefits	258.6	216.6
Inventories	152.6	118.8
Other assets	114.2	96.3
Valuation allowance	(1,000.4)	(764.1)
Total deferred tax assets	504.3	516.1
Deferred tax liabilities:
Depreciable assets	(322.7)	(333.1)
Other liabilities	(43.6)	(36.8)
Total deferred tax liabilities	(366.3)	(369.9)
Net deferred tax assets	$138.0	$146.2

The Company regularly evaluates the need for a valuation allowance for deferred tax assets by assessing whether it is more likely than not that it will realize the deferred tax assets in the future. A valuation allowance assessment is performed each reporting period, with any additions or adjustments reflected in earnings in the period of assessment. In assessing the need for a valuation allowance, the Company has considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets for each jurisdiction. The Company considered negative evidence, including a cumulative loss in recent periods, on its ability to generate future taxable income. That evidence included increased competition in North America as a result of new or expanded production capacity added by domestic competitors of the Company, as well as increased imports from foreign producers. In general, the existence of cumulative losses in recent periods was deemed to be significant objective negative evidence. Other factors considered by the Company include:

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

As of December 31, 2014 and 2013, the Company concluded that the negative evidence outweighed the positive evidence and recorded a valuation allowance for a significant portion of its deferred tax assets. In accordance with applicable accounting standards, the Company is unable to use future income projections to support the realization of the deferred tax assets as a consequence of the above conclusions. However, in determining the appropriate amount of the valuation allowance, the Company considered the timing of future reversal of its taxable temporary differences and available tax strategies that, if implemented, would result in realization of deferred tax assets. The Company identified the potential change from the LIFO inventory accounting method as such a tax-planning strategy. The Company believes that this strategy is prudent and feasible in order to prevent certain federal and state tax loss carryforwards from expiring unused. In addition, the Company believes that the future reversal of its deferred tax liabilities serves as a source of taxable income supporting realization of a portion of its federal and state deferred tax assets. This accounting treatment has no effect on the ability of the Company to use the loss carryforwards and tax credits in the future to reduce cash tax payments. Federal net operating loss carryforwards do not begin to expire until 2023 and substantial amounts of those loss carryforwards have most of their 20-year life remaining before expiration.

The following reflects changes in the valuation allowance for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Balance at beginning of year	$764.1	$873.1	$22.3
Change in valuation allowance:
Included in income tax expense (benefit)	36.7	21.9	865.5
Change in deferred assets related to other comprehensive income	199.6	(130.9)	—
Included in stockholders’ equity related to issuance of exchangeable debt	—	—	(14.7)
Balance at end of year	$1,000.4	$764.1	$873.1

The Company recorded a non-cash charge of $735.2 in the year ended December 31, 2012, for an adjustment of the valuation allowance because of the change in judgment about the realizability of the deferred tax assets during that year.

At December 31, 2014, the Company had $2,154.4 in federal regular net operating loss carryforwards and $2,336.2 in federal alternative minimum tax (“AMT”) net operating loss carryforwards, which will expire between 2023 and 2034.  At December 31, 2014, the Company had unused AMT credit carryforwards of $18.9 and research and development (“R&D”) credit carryforwards of $1.2. The loss and credit carryforwards may be used to offset future regular and AMT income tax liabilities.  The unused AMT credits can be carried forward indefinitely and the R&D credits don’t begin to expire until 2027. At December 31, 2014, the Company had $82.3 in deferred tax assets before consideration of valuation allowances for state net operating loss carryforwards and tax credit carryforwards, which will expire between 2015 and 2034.

As of December 31, 2014, there were $21.3 of unrecognized deferred tax assets that arose from tax deductions related to share-based compensation in excess of compensation recognized for financial reporting when net operating loss carryforwards were created.  Additional paid-in capital will be increased when such deferred tax assets are ultimately realized.

The Company has undistributed earnings of foreign subsidiaries of approximately $27.2 at December 31, 2014. Deferred taxes have not been provided on these earnings since the balance is considered to be permanently invested in the Company’s foreign subsidiaries.  If such undistributed earnings were repatriated, it is estimated that the additional tax expense to be provided would be approximately $9.5 before consideration of the effects on the valuation allowance.

Significant components of income tax expense (benefit) are as follows:

	2014	2013	2012
Current:
Federal	$—	$(3.4)	$—
State	(1.1)	0.2	1.0
Foreign	2.1	1.9	1.9
Noncontrolling interests	—	—	17.6
Deferred:
Federal	7.7	14.0	31.5
State	0.2	1.2	2.8
Amount allocated to other comprehensive income	—	(22.7)	—
Change in valuation allowance on beginning-of-the-year deferred tax assets	(1.2)	(1.6)	735.2
Income tax expense (benefit)	$7.7	$(10.4)	$790.0

In 2013, SunCoke Energy, Inc. (“SunCoke”) completed an initial public offering of an affiliate, SunCoke Energy Partners, L.P., a master limited partnership. As a result of a change in the legal structure of the SunCoke entities that own Middletown Coke Company, LLC (“SunCoke Middletown”) made in connection with the offering, income taxes are no longer allocated to net income attributable to SunCoke Middletown beginning in 2013. Thus, for 2013 and 2014 the Company’s income tax expense no longer includes the effect of that allocation. Neither the former tax allocation nor the 2013 change eliminating that allocation had any effect on the net income (loss) attributable to AK Steel Holding Corporation in any period.

The reconciliation of income tax on income (loss) before income taxes computed at the U.S. federal statutory tax rates to actual income tax expense (benefit) is as follows:

	2014	2013	2012
Income tax expense (benefit) at U.S. federal statutory rate	$(9.2)	$2.4	$(73.0)
Income tax expense on noncontrolling interest earnings not taxable to the Company	(22.0)	(22.5)	—
State and foreign tax expense, net of federal tax	(3.1)	1.7	(4.8)
Increase in deferred tax asset valuation allowance	36.7	21.9	865.5
Amount allocated to other comprehensive income	—	(22.7)	—
Change in accrual for uncertain tax positions	(0.9)	(1.7)	—
Stock compensation in excess of tax deduction	2.0	3.1	—
Expiration of charitable contribution carryforwards	—	2.5	—
Other permanent differences	4.2	4.9	2.3
Income tax expense (benefit)	$7.7	$(10.4)	$790.0

Federal, state and local tax returns of the Company and its subsidiaries are routinely subjected to examination by various taxing authorities.  Federal returns for periods beginning in 2011 are open for examination, while certain state and local returns are open for examination for periods beginning in 2007. However, taxing authorities have the ability to adjust net operating loss carryforwards from years prior to these periods.  The Company has not recognized certain tax benefits because of the uncertainty of realizing the entire value of the tax position taken on income tax returns upon review by the taxing authorities. The Company has established appropriate income tax accruals, and believes that the outcomes of future federal examinations as well as ongoing and future state and local examinations will not have a material adverse impact on the Company’s financial position, results of operations or cash flows. Unrecognized tax benefits will be included as an adjustment to income tax expense upon the expiration of the statutes of limitations or upon resolution with the taxing authorities. The Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change within twelve months of December 31, 2014.

A reconciliation of the change in unrecognized tax benefits for 2014, 2013 and 2012 is presented below:

	2014	2013	2012
Balance at beginning of year	$53.8	$54.0	$49.2
Increases (decreases) for prior year tax positions	(0.2)	(0.8)	1.6
Increases (decreases) for current year tax positions	7.7	0.9	3.7
(Decreases) related to statute lapse	(1.4)	(0.3)	(0.5)
Balance at end of year	$59.9	$53.8	$54.0

Included in the balance of unrecognized tax benefits at December 31, 2014 and 2013, are $41.6 and $42.6, respectively, of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2014 and 2013, are $18.4 and $11.2, respectively, of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes. Accrued interest and penalties were $0.3 and $0.7 at December 31, 2014 and 2013, respectively.

NOTE 6 - Long-term Debt and Other Financing

At December 31, 2014 and 2013, the Company’s debt balances, including current portions, were as follows:

	2014	2013
Credit Facility	$605.0	$90.0
8.75% Senior Secured Notes due December 2018	380.0	380.0
5.00% Exchangeable Senior Notes due November 2019 (effective rate of 10.8%)	150.0	150.0
7.625% Senior Notes due May 2020	529.8	529.8
7.625% Senior Notes due October 2021	430.0	—
8.375% Senior Notes due April 2022	290.2	290.2
Industrial Revenue Bonds due 2020 through 2028	99.3	100.1
Unamortized debt discount/premium, net	(31.8)	(33.1)
Total debt	2,452.5	1,507.0
Less:
Current portion of long-term debt	—	0.8
Total long-term debt	$2,452.5	$1,506.2

During the period, the Company was in compliance with all the terms and conditions of its debt agreements. At December 31, 2014, the maturities of long-term debt, including the amount outstanding on the Credit Facility, for the next five years are as follows:

Year	Debt Maturities
2015	$—
2016	—
2017	—
2018	380.0
2019	755.0

Credit Facility

The Company has a $1.5 billion Credit Facility, which expires in March 2019 and is guaranteed by AK Steel’s parent company, AK Holding, and by AK Tube LLC (“AK Tube”) and AK Steel Properties, Inc. (“AK Properties”), two 100%-owned subsidiaries of AK Steel. The Credit Facility contains common restrictions, including limitations on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliate transactions. The Credit Facility requires the maintenance of a minimum fixed charge coverage ratio of one to one if availability under the Credit Facility is less than $150.0. Availability is calculated as the lesser of the Credit Facility commitment or the Company’s eligible collateral after advance rates, less in either case outstanding revolver borrowings and letters of credit. The Company’s obligations under its Credit Facility are secured by its inventory and accounts receivable, and availability under the Credit Facility fluctuates monthly based on the varying levels of eligible collateral. Current availability under the Credit Facility significantly exceeds $150.0. The Company does not expect any of these restrictions to affect or limit its ability to conduct its business in the ordinary course. The Credit Facility provides the Company with enhanced liquidity and greater financial and strategic flexibility. The Credit Facility includes a separate “first-in, last-out”, or “FILO” tranche, which allows the Company to maximize its eligible collateral at higher advance rates.

At December 31, 2014, the Company’s eligible collateral, after application of applicable advance rates, was in excess of $1.5 billion. As of December 31, 2014, there were outstanding borrowings of $605.0. Availability as of December 31, 2014 was further reduced by $73.7 attributable to outstanding letters of credit, resulting in remaining availability of $821.3. The weighted-average interest rate on the outstanding borrowings at December 31, 2014 and 2013 was 2.2% and 2.2%, respectively.

Senior Secured Notes

AK Steel has outstanding $380.0 aggregate principal amount of 8.75% Senior Secured Notes due December 2018 (the “Secured Notes”). Substantially all property, plant and equipment of AK Steel is pledged as collateral for the Secured Notes. AK Holding, AK Tube and AK Properties each fully and unconditionally, jointly and severally, guarantees the payment of interest, principal and premium, if any, on the Secured Notes. The book value of such collateral as of December 31, 2014 was approximately $1.7 billion. The indenture governing the Secured Notes includes covenants with customary restrictions on (a) the incurrence of additional debt by certain AK Steel subsidiaries, (b) the incurrence of liens by AK Steel and AK Holding’s other subsidiaries, (c) the amount of sale/leaseback transactions, (d) the use of proceeds from the sale of collateral, and (e) the ability of AK Steel and AK Holding to merge or consolidate with other entities or to sell, lease or transfer all or substantially all of the assets of AK Steel and AK Holding to another entity. The Secured Notes also contain customary events of default. Prior to December 1, 2015, AK Steel may redeem the Secured Notes at a price equal to par plus a make-whole premium and all accrued and unpaid interest to the date of redemption. Subsequent to that date, they are redeemable at 104.375% until December 1, 2016, 102.188% thereafter until December 1, 2017 and 100.0% thereafter, together with all accrued and unpaid interest to the date of redemption.

Exchangeable Notes

AK Steel has $150.0 of outstanding 5.0% Exchangeable Senior Notes due November 2019 (the “Exchangeable Notes”). AK Steel may not redeem the Exchangeable Notes prior to their maturity date. The indenture governing the Exchangeable Notes (the “Exchangeable Notes Indenture”) provides noteholders with an exchange right at the option of the noteholders, prior to August 15, 2019, in the event that the closing price of the Company’s common stock is greater than or equal to $7.02 per share (130% of the exchange price of the Exchangeable Notes) for at least 20 trading days during the last 30 consecutive trading days of a calendar quarter. On or after August 15, 2019, holders may exchange their Exchangeable Notes at any time. Upon exchange, the Company will be obligated to (i) pay an amount in cash equal to the aggregate principal amount of the Exchangeable Notes to be exchanged and (ii) pay cash, deliver shares of AK Holding common stock or a combination thereof, at the Company’s election, for the remainder, if any, of the exchange obligation in excess of the aggregate principal amount of the Exchangeable Notes being exchanged. Holders may exchange their Exchangeable Notes into shares of AK Holding common stock at their option at an initial exchange rate of 185.1852 shares of AK Holding common stock per $1,000 principal amount of Exchangeable Notes. The initial exchange rate is equivalent to a conversion price of approximately $5.40 per share of common stock, which equates to 27.8 million shares to be used to determine the aggregate equity consideration to be delivered upon exchange, subject to adjustment for certain dilutive effects from potential future events. Holders may exchange their Exchangeable Notes prior to August 15, 2019 only under certain circumstances. The Exchangeable Notes Indenture does not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company or its subsidiaries. If the Company undergoes a fundamental change, as defined in Exchangeable Notes Indenture (which, for example, would include various transactions pursuant to which the Company would undergo a change of control), holders may require AK Steel to repurchase the Exchangeable Notes in whole or in part for cash at a price equal to par plus any accrued and unpaid interest. In addition, in the event the Company undergoes a “make-whole fundamental change,” as defined in the Exchangeable Notes Indenture, prior to the maturity date, in addition to requiring AK Steel to repurchase the Exchangeable Notes in whole or in part for cash at a price equal to par plus any accrued and unpaid interest, the exchange rate will be increased in certain circumstances for a holder who elects to exchange its notes in connection with such event. Based on the initial exchange rate, the Exchangeable Notes are exchangeable into a maximum of 37.5 million shares of AK Holding common stock. However, such maximum amount of shares would be exchanged only if, as a result of the occurrence of a “make-whole fundamental change” described above, the Company elects to satisfy the higher exchange rate by delivering to the holders shares of AK Holding common stock in consideration therefor. Although the Exchangeable Notes were issued at par, for accounting purposes the proceeds received from the issuance of the notes are allocated between debt and equity to reflect the fair value of the exchange option embedded in the notes and the fair value of similar debt without the exchange option. As a result, $38.7 of the gross proceeds of the Exchangeable Notes were recorded as an increase in additional paid-in capital with the offsetting amount recorded as a debt discount. The debt discount is being amortized over the term of the Exchangeable Notes using the effective interest method. As of December 31, 2014 and 2013, the remaining unamortized debt discount was $29.9 and $34.3, respectively, and the net carrying amount of the Exchangeable Notes was $120.1 and $115.7, respectively. The portion of underwriting discounts and other fees of $1.4 associated with the exchange option were recorded as a reduction to the gross proceeds included in additional paid-in capital. The carrying amount of the exchange option was $37.3 at December 31, 2014 and 2013. The value of the Exchangeable Notes if exchanged as of December 31, 2014, would have exceeded the principal amount by $7.2.

Senior Unsecured Notes

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

AK Steel has outstanding 7.625% Senior Notes due May 2020 (the “2020 Notes”). Prior to May 15, 2015, AK Steel may redeem the 2020 Notes at a price equal to par plus a make-whole premium and all accrued and unpaid interest to the date of redemption. Subsequent to that date, they are redeemable at 103.813% until May 15, 2016, 102.542% thereafter until May 15, 2017, 101.271% thereafter until May 15, 2018 and 100.0% thereafter, together with all accrued and unpaid interest to the date of redemption.

AK Steel’s outstanding 8.375% Senior Notes are due April 2022 (the “2022 Notes”). Prior to April 1, 2017, AK Steel may redeem the 2022 Notes at a price equal to par plus a make-whole premium and all accrued and unpaid interest to the date of redemption. Subsequent to that date, they are redeemable at 104.188% until April 1, 2018, 102.792% thereafter until April 1, 2019, 101.396% thereafter until April 1, 2020 and 100.0% thereafter, together with all accrued and unpaid interest to the date of redemption.

The Exchangeable Notes, the 2020 Notes, the 2021 Notes, the 2022 Notes and the unsecured IRBs discussed below (collectively, the “Senior Unsecured Notes”) are equal in right of payment. AK Holding, AK Tube and AK Properties each fully and unconditionally, jointly and severally, guarantees the payment of interest, principal and premium, if any, on the Senior Unsecured Notes. The indentures governing the 2020 Notes, the 2021 Notes, the 2022 Notes and the unsecured IRBs include covenants with customary restrictions on (a) the incurrence of additional debt by certain AK Steel subsidiaries, (b) the incurrence of liens by AK Steel and AK Holding’s other subsidiaries, (c) the amount of sale/leaseback transactions, and (d) the ability of AK Steel and AK Holding to merge or consolidate with other entities or to sell, lease or transfer all or substantially all of the assets of AK Steel and AK Holding to another entity. The indentures governing the Senior Unsecured Notes also contain customary events of default. The Senior Unsecured Notes rank junior in priority to the Secured Notes to the extent of the value of the assets securing such indebtedness.

During 2013, the Company repurchased an aggregate principal amount of $20.2 and $9.8 of the 2020 Notes and the 2022 Notes, respectively, in private, open market transactions. These repurchases were unsolicited and completed at a discount to the notes’ par values. The Company recognized a gain on the repurchases of $2.9 for the year ended December 31, 2013, which is included in other income (expense).

Other Financings

AK Steel has outstanding $73.3 aggregate principal amount of fixed-rate tax-exempt industrial revenue bonds (the “unsecured IRBs”) at December 31, 2014. The weighted-average fixed interest rate of the unsecured IRBs is 6.8%. The unsecured IRBs are unsecured senior debt obligations of AK Steel that are equal in ranking with the other Senior Unsecured Notes. In addition, AK Steel has outstanding $26.0 aggregate principal amount of variable-rate taxable industrial revenue bonds at December 31, 2014, that are backed by letters of credit.

In 1997, the Spencer County (IN) Redevelopment District (the “District”) issued $23.0 in taxable tax increment revenue bonds in conjunction with construction of Rockport Works. Proceeds from the bond issue were used by the Company for the acquisition of land and site improvements at the facility.  The source of the District’s scheduled principal and interest payments through maturity in 2017 is a designated portion of the Company’s real and personal property tax payments. The Company is obligated to pay any deficiency in the event its annual tax payments are insufficient to enable the District to make principal and interest payments when due. In 2014, the Company made deficiency payments totaling $1.3. At December 31, 2014, the remaining payments of principal and interest due through the year 2017 total $17.3. The Company includes potential payments due in the coming year under this agreement in its annual property tax accrual.

NOTE 7 - Pension and Other Postretirement Benefits

Summary

The Company provides noncontributory pension and various healthcare and life insurance benefits to a significant portion of its employees and retirees.  Benefits are provided through defined benefit and defined contribution plans administered by the Company, as well as multiemployer plans for certain union members. The pension plan is not fully funded and, based on current actuarial assumptions, the Company plans to contribute approximately $35.0 to the master pension trust during 2015 (of which $1.0 was contributed in January 2015) and approximately $15.0 in 2016. The Company made $196.5 in contributions during 2014.  In July 2014, the Company made a payment to a Voluntary Employees Beneficiary Association (“VEBA”) trust of $3.1 pursuant to a settlement of a class action filed on behalf of certain retirees from the Company’s Zanesville Works relating to the Company’s other postretirement benefit (“OPEB”) obligations to such retirees. The Company expects to make OPEB payments, after receipt of Medicare subsidy reimbursements, of approximately $50.4 and its last remaining payment to the Zanesville VEBA trust of $3.1 in 2015.

Plan Obligations

The information below includes amounts calculated based on benefit obligation and asset valuation measurement dates of December 31, 2014 and 2013.

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Change in benefit obligations:
Benefit obligations at beginning of year	$3,380.6	$3,759.4	$479.2	$602.0
Service cost	1.7	2.4	4.9	4.7
Interest cost	146.0	138.8	21.7	21.0
Plan participants’ contributions	—	—	25.4	27.0
Actuarial loss (gain)	432.1	(214.8)	45.1	(54.3)
Amendments	2.0	6.0	(12.8)	—
Dearborn acquisition	—	—	128.2	—
Contributions to Butler and Zanesville retirees’ VEBA trusts	—	—	(3.1)	(30.8)
Benefits paid	(416.6)	(311.4)	(96.6)	(95.6)
Medicare subsidy reimbursement received	—	—	7.3	5.2
Foreign currency exchange rate changes	(0.6)	0.2	—	—
Benefit obligations at end of year	$3,545.2	$3,380.6	$599.3	$479.2

Change in plan assets:
Fair value of plan assets at beginning of year	$2,808.5	$2,591.1	$—	$—
Actual gain on plan assets	257.8	337.7	—	—
Employer contributions	213.9	191.1	63.9	63.4
Plan participants’ contributions	—	—	25.4	27.0
Benefits paid	(416.6)	(311.4)	(96.6)	(95.6)
Medicare subsidy reimbursement received	—	—	7.3	5.2
Fair value of plan assets at end of year	$2,863.6	$2,808.5	$—	$—
Funded status	$(681.6)	$(572.1)	$(599.3)	$(479.2)

Amounts recognized in the consolidated balance sheets:
Current liabilities	$(2.1)	$(17.5)	$(53.5)	$(68.4)
Noncurrent liabilities	(679.5)	(554.6)	(545.8)	(410.8)
Total	$(681.6)	$(572.1)	$(599.3)	$(479.2)

Amounts recognized in accumulated other comprehensive income, before tax:
Actuarial loss (gain)	$355.7	$(16.7)	$23.1	$(19.8)
Prior service cost (credit)	16.3	18.5	(258.1)	(318.4)
Total	$372.0	$1.8	$(235.0)	$(338.2)

The accumulated benefit obligation for all defined benefit pension plans was $3,513.7 and $3,362.1 at December 31, 2014 and 2013. All the Company’s pension plans have an accumulated benefit obligation in excess of plan assets. The amounts included in current liabilities represent only those amounts expected to be paid in the next year associated with unfunded pension and OPEB benefit plans.

During 2014, the Company provided a voluntary lump-sum settlement offer to terminated vested participants in the pension plan and as a result reduced a portion of the pension obligation. The pension plan paid approximately $105.0 in December 2014 out of the pension trust assets to participants and recognized an actuarial gain of $20.0.

As a result of new mortality tables issued in October 2014 by the Society of Actuaries, the Company revised its mortality assumptions, which significantly increased its pension and OPEB obligations. The new mortality assumptions increase the assumed life expectancy of participants in the company’s benefit plans, thereby increasing the total expected benefit payments over a longer time horizon. Included in the 2014 actuarial loss (gain) in the table above were $233.5 and $12.0 related to the change in the mortality tables on pension benefits and other postretirement benefits, respectively. The actuarial loss (gain) for pension benefits also included a $25.8 out-of-period adjustment to reduce the benefit obligation for a correction of census data used in 2012 and 2013 financial results. The effects of this adjustment were not material to the financial position or results of operations in any of the periods presented.

Assumptions used to value benefit obligations and determine pension and OPEB expense (income) are as follows:

	Pension Benefits			Other Benefits
	2014	2013	2012	2014	2013	2012
Assumptions used to determine benefit obligations at December 31:
Discount rate	3.82%	4.53%	3.85%	3.90%	4.48%	3.77%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Subsequent year healthcare cost trend rate				7.00%	7.00%	7.50%
Ultimate healthcare cost trend rate				4.50%	4.50%	4.50%
Year ultimate healthcare cost trend rate begins				2020	2019	2019

Assumptions used to determine pension and OPEB expense (income) for the year ended December 31:
Discount rate	4.53%	3.85%	4.74%	4.48%	3.77%	4.72%
Expected return on plan assets	7.25%	7.25%	8.00%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%

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

Assumed healthcare cost trend rates generally have a significant effect on the amounts reported for healthcare plans.  However, changes in these OPEB assumptions are not expected to have a material effect on the Company as a result of the existence of caps on the share of benefits that are paid by the Company. As of December 31, 2014, a one-percentage-point change in the assumed healthcare cost trend rates would have the following effects:

	One Percentage Point
	Increase	Decrease
Effect on total service cost and interest cost components	$0.1	$(0.1)
Effect on postretirement benefit obligation	4.1	(4.3)

The following presents estimated future benefit payments to beneficiaries:

	Pension Plans	Other Benefits (a)	Medicare Subsidy (a)
2015	$286.5	$53.5	$(3.1)
2016	289.1	49.8	(1.6)
2017	302.6	46.9	(1.6)
2018	261.7	44.6	(1.6)
2019	254.5	43.2	(1.6)
2020 through 2024	1,154.8	194.3	(8.8)

(a)
The amounts shown do not include the lump sum payment in 2015 to the VEBA trust related to the Zanesville Retiree Settlement.  These amounts reflect the fact that the Company has eliminated its OPEB liability related to the group of retirees covered by the Butler Retiree Settlement after 2014 and the Zanesville Retiree Settlement after 2015.

Plan Assets

Pension assets are invested in the master pension trust and are comprised primarily of investments in indexed and actively-managed funds. A fiduciary committee establishes the target asset mix and monitors asset performance.  The master pension trust’s projected long-term rate of return is determined by the AK Steel master pension trust asset allocation, which is based on the investment policy statement, and long-term capital market return assumptions for the master pension trust.

The Company has developed an investment policy which takes into account the liquidity requirements, expected investment return and expected asset risk, as well as standard industry practices. The target asset allocation for the plan assets is 60% equity, 38% fixed income, and 2% cash.  Equity investments consist of individual securities and common/collective trusts with equity investment strategies diversified across multiple industry sectors and company market capitalization within specific geographical investment strategies. Fixed income investments consist of individual securities and common/collective trusts, which invest primarily in investment-grade and high-yield corporate bonds and U.S. treasury securities. The fixed income investments are diversified as to ratings, maturities, industries and other factors. The plan assets contain no significant concentrations of risk related to individual securities or industry sectors. The plan has no direct investments in the Company’s common stock or fixed income securities.

The following table sets forth by level within the fair value hierarchy a summary of the plan’s investments measured at fair value on a recurring basis at December 31, 2014 and 2013. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 16 for more information on the determination of fair value.

	Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs		Significant Unobservable Inputs
	(Level 1)		(Level 2)		(Level 3)		Total
	2014	2013	2014	2013	2014	2013	2014	2013
Equity Investments:
U.S. securities	$199.4	$176.6	$—	$—	$—	$—	$199.4	$176.6
U.S. common/collective trusts	—	—	862.4	840.5	—	—	862.4	840.5
EAFE common/collective trusts	—	—	272.9	277.6	—	—	272.9	277.6
Emerging market securities	—	79.4	—	—	—	—	—	79.4
Emerging market common/collective trusts	—	—	125.7	128.1	—	—	125.7	128.1
Global investments	—	—	210.7	230.8	—	—	210.7	230.8

Fixed Income Investments:
U.S. investment-grade corporate common/collective trusts	—	—	421.8	378.4	—	—	421.8	378.4
U.S. treasuries common/collective trusts	—	—	98.4	88.1	—	—	98.4	88.1
Mortgage-backed common/collective trusts	—	—	18.0	20.5	—	—	18.0	20.5
Global investments	—	—	435.4	350.8	—	—	435.4	350.8
U.S. high-yield corporate securities	—	—	178.4	191.6	—	—	178.4	191.6

Other Investments:
Private equity funds (a)	—	—	—	—	0.9	0.6	0.9	0.6

Cash and cash equivalents	39.6	45.5	—	—	—	—	39.6	45.5
Total	$239.0	$301.5	$2,623.7	$2,506.4	$0.9	$0.6	$2,863.6	$2,808.5

(a)	Consists of private equity funds that have no remaining capital commitments due from the Company.

The following sets forth activity for Level 3 assets for 2014 and 2013:

Level 3 Assets	Private Equity Funds
December 31, 2012	$3.2
Distribution to master pension trust	(2.6)
December 31, 2013	$0.6
Gains (losses) recognized in other comprehensive income (loss)	0.3
December 31, 2014	$0.9

Periodic Benefit Costs

The components of pension and OPEB expense (income) for the years 2014, 2013 and 2012 are as follows:

	Pension Benefits			Other Benefits
	2014	2013	2012	2014	2013	2012
Components of pension and OPEB expense (income):
Service cost	$1.7	$2.4	$3.2	$4.9	$4.7	$4.6
Interest cost	146.0	138.8	160.2	21.7	21.0	31.5
Expected return on plan assets	(202.8)	(184.5)	(188.3)	—	—	—
Amortization of prior service cost (credit)	4.3	3.8	3.8	(73.2)	(80.0)	(77.4)
Reversal of prior amortization related to Zanesville Retiree Settlement	—	—	—	—	—	2.5
Recognized net actuarial loss (gain):
Annual amortization	2.5	23.6	24.5	(1.3)	2.4	0.1
Pension corridor charge	2.0	—	157.3	—	—	—
Settlement (gain) loss	0.2	(0.8)	—	3.5	—	—
Pension and OPEB expense (income)	$(46.1)	$(16.7)	$160.7	$(44.4)	$(51.9)	$(38.7)

In January 2011, the Company reached a final settlement agreement (the “Butler Retiree Settlement”) of a class action filed on behalf of certain retirees from the Company’s Butler Works relating to the Company’s OPEB obligations to such retirees. Pursuant to the Butler Retiree Settlement, AK Steel agreed to continue to provide company-paid health and life insurance to class members through December 31, 2014, and has made combined lump sum payments totaling $91.0 to a VEBA trust and to plaintiffs’ counsel, with the final payment made in 2013. Effective January 1, 2015, AK Steel transferred to the VEBA trust all OPEB obligations owed to the class members under the Company’s applicable health and welfare plans and has no further liability for OPEB benefits after December 31, 2014. For accounting purposes, a settlement of the Company’s OPEB obligations was deemed to have occurred when the Company made the final benefit payments in 2014 and a settlement loss of $3.5 was recorded in 2014.

In December 2012, the Company reached a final settlement agreement (the “Zanesville Retiree Settlement”) of a class action filed on behalf of certain retirees from the Company’s Zanesville Works relating to the Company’s OPEB obligations to such retirees. Pursuant to the Zanesville Retiree Settlement, AK Steel agreed to continue to provide company-paid health and life insurance to class members through December 31, 2015, and to make combined lump sum payments totaling $10.6 to a VEBA trust and to plaintiffs’ counsel over three years. The Company expects to make the final payment to the Zanesville VEBA trust of $3.1 in 2015. Effective January 1, 2016, AK Steel will transfer to the VEBA trust all OPEB obligations owed to the class members under the Company’s applicable health and welfare plans and will have no further liability for any claims incurred by the class members after December 31, 2015, relating to their OPEB obligations. The effect of the settlement on the Company’s total OPEB liability (prior to any funding of the VEBA trust) was an increase in that liability of approximately $3.0 in 2012. With respect to this increase, a one-time, pre-tax charge of $3.8 was recorded in 2012 for legal fees and to reverse previous amortization of the prior plan amendment.

During 2014 and 2013, the Company performed remeasurements of an unfunded supplemental retirement plan and recognized settlement (gains) losses as a result of lump sum benefit payments made to retired participants.

The estimated net gain and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income as a component of pension and OPEB expense (income) over the next fiscal year are $31.3 and $4.4, respectively.  The estimated net gain and prior service credit for the other postretirement benefit plans that will be amortized from accumulated other comprehensive income as a component of pension and OPEB expense (income) over the next fiscal year are $1.6 and $(64.7), respectively.

Defined Contribution Plans

All employees are eligible to participate in various defined contribution plans.  Certain of these plans have features with matching contributions or other company contributions based on Company results. Total expense related to these plans was $12.1, $11.5 and $11.6 in 2014, 2013 and 2012, respectively.

Multiemployer Plans

The Company contributes to multiemployer pension plans under the terms of collective bargaining agreements that cover certain union-represented employees. The risks of participating in these multiemployer plans are different from single employer plans in the following aspects:

•	Assets contributed to a multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

•	If a participating employer stops contributing to a plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

•	If the Company chooses to stop participating in a multiemployer plan, it may be required to pay that plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The Company’s participation in these plans for the years ended December 31, 2014, 2013 and 2012, is outlined in the table below. The Company does not provide more than five percent of the total contributions to any multiemployer plan. Forms 5500 are not yet available for plan years ending in 2014.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status (a)		FIP/RP Status Pending/Implemented (b)	Contributions			Surcharge Imposed (c)	Expiration Date of Collective Bargaining Agreement
		2014	2013		2014	2013	2012
Steelworkers Pension Trust	23-6648508/499	Green	Green	No	$8.1	$7.3	$7.0	No	3/31/2017 to 9/1/2018 (d)
IAM National Pension Fund’s National Pension Plan	51-6031295/002	Green	Green	No	16.5	14.8	12.6	No	5/20/2015 to 3/1/2018 (e)
					$24.6	$22.1	$19.6

(a)
The most recent Pension Protection Act zone status available in 2014 and 2013 is for each plan’s year-end at December 31, 2013 and 2012, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Generally, plans in the red zone are less than 65% funded, plans in the yellow zone are between 65% and 80% funded, and plans in the green zone are at least 80% funded. The Steelworkers Pension Trust and IAM National Pension Fund’s National Pension Plan elected funding relief under section 431(b)(8) of the Internal Revenue Code and section 304(b)(8) of the Employment Retirement Income Security Act of 1974 (ERISA). This election allows those plans’ investment losses for the plan year ended December 31, 2008, to be amortized over 29 years for funding purposes.

(b)
The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented, as defined by ERISA.

(c)	The surcharge represents an additional required contribution due as a result of the critical funding status of the plan.

(d)
The Company or its AK Tube subsidiary is a party to three collective bargaining agreements (at its Ashland Works, Mansfield Works and at the AK Tube Walbridge plant) that require contributions to the Steelworkers Pension Trust. The labor contract for approximately 300 hourly employees at Mansfield Works expires on March 31, 2017. The labor contract for approximately 100 hourly employees at the AK Tube Walbridge plant expires January 22, 2018. The labor contract for approximately 830 hourly employees at the Ashland Works expires on September 1, 2018.

(e)
The Company is a party to three collective bargaining agreements (at its Middletown Works, Zanesville Works and Butler Works) that require contributions to the IAM National Pension Fund’s National Pension Plan. The labor contract for approximately 130 hourly employees at Zanesville Works expires on May 20, 2015. The labor contract for approximately 1,200 hourly employees at Butler Works expires on October 1, 2016. The labor contract for approximately 1,640 hourly employees at Middletown Works expires on March 15, 2018.

NOTE 8 - Operating Leases

Rental expense was $35.7, $27.0 and $28.0 for 2014, 2013 and 2012, respectively. At December 31, 2014, obligations to make future minimum lease payments were as follows:

2015	$22.5
2016	17.8
2017	16.2
2018	15.0
2019	11.9
2020 and thereafter	66.2
Total minimum lease payments	$149.6

NOTE 9 - Commitments

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

At December 31, 2014, commitments for future capital investments totaled approximately $50.9, all of which are expected to be incurred in 2015.

NOTE 10 - Environmental and Legal Contingencies

Environmental Contingencies

Domestic steel producers, including AK Steel, are subject to stringent federal, state and local laws and regulations relating to the protection of human health and the environment.  Over the past three years, the Company has expended the following for environmental-related capital investments and environmental compliance:

	2014	2013	2012
Environmental-related capital investments	$7.2	$1.6	$1.0
Environmental compliance costs	112.4	101.1	101.6

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

	2014	2013
Accrued liabilities	$17.6	$9.5
Other non-current liabilities	32.7	34.1

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

As previously reported, on July 27, 2001, AK Steel received a Special Notice Letter from the EPA requesting that AK Steel agree to conduct a Remedial Investigation/Feasibility Study (“RI/FS”) and enter into an administrative order on consent pursuant to Section 122 of CERCLA regarding the former Hamilton Plant located in New Miami, Ohio. The Hamilton Plant ceased operations in 1990, and all of its former structures have been demolished and removed. Although AK Steel did not believe that a site-wide RI/FS was necessary or appropriate, in April 2002 it entered into a mutually agreed-upon administrative order on consent to perform such an investigation and study of the Hamilton Plant site. The site-wide investigation portion of the RI/FS has been submitted. A supplemental study was completed in 2014. AK Steel currently has accrued $0.7 for the remaining cost of the RI/FS. Until the RI/FS is completed, AK Steel cannot reliably estimate the additional costs, if any, associated with any potentially required remediation of the site or the timeframe during which these potential costs would be incurred.

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

As previously noted, on September 26, 2012, the EPA issued an order under Section 3013 of RCRA requiring the Company to develop a plan for investigation of four areas at AK Steel’s Ashland Works Coke Plant. A Sampling and Analysis Plan (“SAP”) was submitted to the EPA on October 25, 2012, revised most recently on May 29, 2014 and approved by the EPA on June 27, 2014. Phase I of the SAP was completed and a report was submitted to EPA on December 23, 2014. AK Steel cannot reliably estimate at this time how long it will take to complete the site investigation. AK Steel currently has accrued approximately $0.5 for the projected cost of the investigation. Until the site investigation is completed, AK Steel cannot reliably estimate the additional costs, if any, associated with any potentially required remediation of the site or the timeframe during which these potential costs would be incurred.

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

As previously reported, on July 15, 2009, AK Steel and the Pennsylvania Department of Environmental Protection (“PADEP”) entered into a Consent Order and Agreement (the “Consent Order”) to resolve an alleged unpermitted discharge of wastewater from the closed Hillside Landfill at the former Ambridge Works. Under the terms of the Consent Order, AK Steel paid a penalty and also agreed to implement various corrective actions, including an investigation of the area where activities were conducted regarding the landfill, submission of a plan to collect and treat surface waters and seep discharges, and upon approval from PADEP, implementation of that plan. The Company has accrued approximately $2.1 for the current phase of remedial work required under the Consent Order. However, the design plan for this phase has not yet been approved. The Company currently estimates that the remaining work required for this phase will be completed in 2018, but that estimated timeframe is subject to the potential for delays, such as delays due to work plan approval and/or permitting delays.

As previously reported, on June 29, 2000, the United States filed a complaint on behalf of the EPA against AK Steel in the U.S. District Court for the Southern District of Ohio, Case No. C-1-00530, for alleged violations of the Clean Air Act, the Clean Water Act and RCRA at the Middletown Works. Subsequently, the State of Ohio, the Sierra Club and the National Resources Defense Council intervened. On May 15, 2006, a Consent Decree in Partial Resolution of Pending Claims (the “Consent Decree”) was entered by the court. Under the Consent Decree, the Company paid a civil penalty and performed a supplemental environmental project to remove ozone-depleting refrigerants from certain equipment. The Company further agreed to undertake a comprehensive RCRA facility investigation at its Middletown Works and, as appropriate, complete a corrective measures study. In accordance with the Consent Decree, the Company also was required to implement certain RCRA corrective action interim measures to address polychlorinated biphenyls (“PCBs”) in sediments and soils relating to Dicks Creek and certain other specified surface waters, adjacent floodplain areas and other previously identified geographic areas. The Company has completed the remedial activity at Dicks Creek, but continues to work on the RCRA facility investigation and certain interim measures. The Company currently has accrued approximately $16.2 for the cost of known work required under the Consent Decree for the RCRA facility investigation and remaining interim measures.

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

As previously reported, on May 12, 2014, the Michigan Department of Environmental Quality (“MDEQ”) issued to Dearborn Works (then a part of Severstal Dearborn, LLC, hereinafter referred to as “Dearborn”) an Air Permit to Install No. 182-05C (the “PTI”) to increase the emission limits for the blast furnace and other emission sources. The PTI was issued as a correction to a prior permit to install based on information that was not available during the prior permitting process. On July 10, 2014, the South Dearborn Environmental Improvement Association (“SDEIA”), Detroiters Working for Environmental Justice, Original United Citizens of Southwest Detroit and Sierra Club filed a Claim of Appeal of the PTI in the State of Michigan Wayne County Circuit, Case No. 14-008887-AA. Appellants and the MDEQ stipulated to the intervention of Dearborn (now AK Steel) in this action as an additional appellee. The appellants allege multiple deficiencies with the permit and the permitting process. On October 9, 2014, the appellants filed a Motion for Peremptory Reversal of the MDEQ’s decision to issue the PTI. AK Steel believes that the MDEQ issued this permit properly in compliance with applicable law and will vigorously contest this appeal. On October 17, 2014, AK Steel filed a motion to dismiss the appeal of SDEIA. Additionally, on December 15, 2014, AK Steel filed a motion to dismiss the appeal for lack of jurisdiction. The hearing on all three motions occurred on February 12, 2015. At the conclusion of the hearing, all three motions were denied. Until the appeal is resolved, AK Steel cannot determine what the ultimate permit limits will be. Until the permit limits are determined and final, AK Steel cannot reliably estimate the costs, if any, which it will incur in the event that the permit limits are changed as a result of the appeal. Nor can it determine if such costs will be material or the timeframe over which any potential costs would be incurred.

As previously reported, on August 21, 2014, the SDEIA filed a Complaint under the Michigan Environmental Protection Act (“MEPA”) in the State of Michigan, Wayne County Circuit Case No. 14-010875-CE. The plaintiffs allege that the air emissions from the Dearborn Works are impacting the air, water and other natural resources, as well as the public trust in such resources. The plaintiffs are requesting, among other requested relief, that the court assess the limitations in the PTI to determine their sufficiency. On October 15, 2014, the court ordered a stay of the proceedings until a final order is issued in Wayne County Circuit Court Case No. 14-008887-AA (discussed above). Upon resumption, AK Steel will vigorously contest these claims. Until the claims that are the subject of this Complaint are resolved, AK Steel cannot reliably estimate the costs, if any, associated with the claims or the timeframe over which any potential costs would be incurred.

As previously reported, between 2008 and the end of 2013, MDEQ and the EPA issued multiple NOVs to Dearborn Works covering a wide range of alleged environmental violations, mostly regarding the Clean Air Act. The United States Department of Justice and MDEQ have proposed a settlement to AK Steel to resolve the alleged violations contained in the NOVs and the parties are currently negotiating the terms of a proposed Consent Decree to resolve this dispute. AK Steel believes that the potential exists to reach a settlement in this matter, but will vigorously contest any claims which cannot be resolved through a settlement. AK Steel cannot reliably estimate at this time whether it will reach a settlement of this matter or, if a settlement is reached, how long it will take to reach that settlement, the costs or fines associated with the settlement, or what its other terms will be. Nor can AK Steel reliably estimate whether it will incur any costs or fines in the event a settlement is not reached, or the amount or timeframe relating to any such potential costs or fines.

As previously reported, on April 9, 2014, SDEIA sent a Notice of Intent to Sue under the Clean Air Act to Dearborn with respect to Dearborn Works. On June 18, 2014, SDEIA filed a complaint under the citizen enforcement action provisions of the Clean Air Act against Dearborn in the United States District Court for the Eastern District of Michigan, Case No. 2:14-cv-12387-GER-PJK. The complaint alleges violations nearly identical to those alleged in the NOVs arising under the Clean Air Act that were issued to Dearborn Works by MDEQ and EPA between 2008 and 2013 and are the subject of ongoing settlement negotiations. On August 29, 2014, AK Steel moved to dismiss many of the counts in the complaint. On October 9, 2014, plaintiff filed an amended complaint which removed two of the counts in the original complaint. AK Steel filed an answer to plaintiff’s amended complaint on October 24, 2014. AK Steel refiled its motion for partial dismissal and that motion is still pending before the court. AK Steel will vigorously contest these claims. Until the claims that are the subject of the amended complaint are resolved, AK Steel cannot reliably estimate the costs, if any, associated with the claims or the timeframe over which any potential costs would be incurred.

As previously reported, on April 27, 2000, MDEQ issued a RCRA Corrective Action Order No. 111-04-00-07E to Rouge Steel Company and Ford Motor Company for the property that includes the Dearborn Works. The Corrective Action Order has been amended five times. Dearborn became a party to the Corrective Action Order via an amendment dated January 24, 2004 as a result of becoming the successor-in-interest to Rouge Steel Company for certain matters. AK Steel is the successor to Dearborn by virtue of its recent acquisition of Dearborn. The Corrective Action Order requires the site-wide investigation and where appropriate, remediation, of the facility. The site investigation and remediation is ongoing. AK Steel cannot reliably estimate at this time how long it will take to complete this site investigation and remediation. To date, Ford Motor Company has incurred most of the costs of the investigation and remediation due to its prior ownership of the steelmaking operations at Dearborn Works. Until the site investigation is completed, AK Steel cannot reliably estimate the additional costs to it, if any, associated with any potentially required remediation of the site or the timeframe during which these potential costs would be incurred.

As previously reported, on August 29, 2013, the West Virginia Department of Environmental Protection (“WVDEP”) issued to Mountain State Carbon a renewal National Pollution Discharge Elimination System (“NPDES”) permit for wastewater discharge from the facility to the Ohio River. The new NPDES permit included numerous new, and more stringent, effluent limitations. On October 7, 2013, Mountain State Carbon appealed the permit to the Environmental Quality Board, Appeal No. 13-25-EQB. AK Steel believes it has the potential to reach a settlement in this matter, but it cannot be certain that a settlement will be reached or reliably estimate at this time how long it will take to reach a settlement or the terms of such a settlement. AK Steel will vigorously contest any claims which cannot be resolved through a settlement. Until it has reached a settlement with WVDEP or the issues that are the subject of the appeal are otherwise resolved, AK Steel cannot determine what the ultimate permit limits will be. Until the permit limits are determined and final, AK Steel cannot reliably estimate the costs, if any, which it will incur in the event that the permit limits are changed as a result of the appeal. Nor can it determine if such costs will be material or the timeframe over which any potential costs would be incurred.

As previously reported, on February 6, 2012, the United States and the WVDEP filed a Complaint under the Clean Air Act and RCRA against Mountain State Carbon in the United States District Court for the Northern District for West Virginia, Civil Action No. 5:12-CV-19. On March 6, 2012, WVDEP voluntarily dismissed its claims against Mountain State Carbon. The case proceeded to a bench trial in May 2014, during which the United States pursued three main claims alleging: (1) excess opacity at the combustion stack caused by deficient thru walls; (2) excess hydrogen sulfide emissions due to a deficient primary cooler; and (3) various RCRA violations. The government sought injunctive relief on each claim, and a civil penalty of $10.6. On July 17, 2014, the court issued its Findings of Facts, Conclusions of Law and Memorandum Order and dismissed most of the United States’ claims in their entirety. The court did, however, assess a civil penalty of approximately $2.4 and order three injunctive relief measures: (1) the assessment by both parties’ experts of the sufficiency of the cokemaking facility’s thru walls and the submission to the court of a report by October 15, 2014, following which the replacement of some thru walls could be required; (2) the requirement for Mountain State Carbon to install and utilize an automated system that tracks oven charging times at Battery 8 to identify ovens that cause opacity violations; and (3) the requirement for Mountain State Carbon to clean all spiral heat exchangers as soon as practicable and establish a regular cleaning schedule. On August 21, 2014, the court issued an Order in response to the Plaintiff’s Motion for Entry of Judgment, memorializing the judgment identified in the Findings of Fact, Conclusions of Law and Memorandum Order. On October 17, 2014, the United States appealed the judgment to the United States Court of Appeals for the Fourth Circuit. AK Steel will vigorously defend the judgment in such appeal.

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

Information on asbestos cases pending at December 31, 2014, is presented below:

Asbestos Cases Pending at
December 31, 2014
Cases with specific dollar claims for damages:
Claims up to $0.2	112
Claims above $0.2 to $5.0	6
Claims above $5.0 to $15.0	2
Claims above $15.0 to $20.0	2
Claims above $20.0 to $30.5	1
Total claims with specific dollar claims for damages (a)	123
Cases without a specific dollar claim for damages	273
Total asbestos cases pending	396

(a)	Involve a total of 2,331 plaintiffs and 16,558 defendants

In each case, the amount described is per plaintiff against all of the defendants, collectively. Thus, it usually is not possible at the outset of a case to determine the specific dollar amount of a claim against AK Steel. In fact, it usually is not even possible at the outset to determine which of the plaintiffs actually will pursue a claim against AK Steel. Typically, that can only be determined through written interrogatories or other discovery after a case has been filed. Thus, in a case involving multiple plaintiffs and multiple defendants, AK Steel initially only accounts for the lawsuit as one claim against it. After AK Steel has determined through discovery whether a particular plaintiff will pursue a claim against it, it makes an appropriate adjustment to statistically account for that specific claim. It has been AK Steel’s experience to date that only a small percentage of asbestos plaintiffs ultimately identify AK Steel as a target defendant from whom they actually seek damages and most of these claims ultimately are either dismissed or settled for a small fraction of the damages initially claimed. Set forth below is a chart showing the number of new claims filed (accounted for as described above), the number of pending claims disposed of (i.e., settled or otherwise dismissed), and the approximate net amount of dollars paid on behalf of AK Steel in settlement of asbestos-related claims in 2014, 2013 and 2012.

	2014	2013	2012
New Claims Filed	50	42	50
Pending Claims Disposed Of	90	39	24
Total Amount Paid in Settlements	$0.7	$1.0	$0.8

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

As previously reported, in September and October 2008, several companies filed purported class actions in the United States District Court for the Northern District of Illinois against nine steel manufacturers, including AK Holding. The case numbers for these actions are 08CV5214, 08CV5371, 08CV5468, 08CV5633, 08CV5700, 08CV5942 and 08CV6197. An additional action, case number 10CV04236, was filed in the same federal district court on July 8, 2010. On December 28, 2010, another action, case number 32,321, was filed in state court in the Circuit Court for Cocke County, Tennessee. The defendants removed the Tennessee case to federal court and filed a motion to transfer the case to the Northern District of Illinois. That motion was granted on March 28, 2012. The plaintiffs in the various pending actions are companies which claim to have purchased steel products, directly or indirectly, from one or more of the defendants and they purport to file the actions on behalf of all persons and entities who purchased steel products for delivery or pickup in the United States from any of the named defendants at any time from at least as early as January 2005. The complaints allege that the defendant steel producers have conspired in violation of antitrust laws to restrict output and to fix, raise, stabilize and maintain artificially high prices with respect to steel products in the United States. Discovery has commenced but only with respect to issues relating to class certification. On May 24, 2012, the direct purchaser plaintiffs filed a motion for class certification. On February 28, 2013, the defendants filed a memorandum in opposition to the motion for class certification and motions to exclude the opinions of the plaintiffs’ experts. An evidentiary hearing on the motion for class certification and the motions to exclude the opinions of the plaintiffs’ experts was held commencing on March 15, 2014. No trial date has been set. Prior to that hearing, AK Holding reached an agreement with the direct purchaser plaintiffs to tentatively settle the claims asserted against AK Holding, subject to certain court approvals set forth below. Pursuant to that settlement, AK Holding agreed to pay $5.8 to the plaintiff class of direct purchasers in exchange for a complete release of all claims from the members of that class. AK Holding continues to believe that the claims asserted against it lack any merit, but it elected to enter into the settlement in order to avoid the ongoing expense of defending itself in this protracted and expensive antitrust litigation. The tentative settlement received preliminary approval by the court on April 11, 2014. Following such preliminary approval, notice of the proposed settlement was provided to members of the settlement class. After receipt of such notice, several class members elected to opt out of the class settlement. In order to become final, the settlement must receive a second approval by the court following a fairness hearing which occurred on October 17, 2014. On October 21, 2014, the Court entered an order and judgment approving the settlement and dismissing all of the direct plaintiffs’ claims against the Company with prejudice as to the settlement class. The Company recorded a charge during the first quarter of 2014 in the amount of the tentative settlement with the direct purchaser plaintiff class. At this stage, the Company does not have adequate information available to determine that a loss is probable or to reliably or accurately estimate its potential loss, if any, with respect to the remaining indirect purchaser plaintiff class members and any direct purchaser class members that have opted out of the class (hereinafter collectively referred to as the “Remaining Plaintiff Class Members”). Because the Company has been unable to determine that a potential loss in this case with respect to the Remaining Plaintiff Class Members is probable or estimable, it has not recorded an accrual related to this matter for them. In the event that the Company’s assumptions used to evaluate whether a loss in this matter is either probable or estimable with respect to the Remaining Plaintiff Class Members prove to be incorrect or change in future periods, the Company may be required to record a charge for their claims at a later date.

As previously reported, on January 20, 2010, ArcelorMittal France and ArcelorMittal Atlantique et Lorraine (collectively “ArcelorMittal”) filed an action in the United States District Court for the District of Delaware, Case No. 10-050-SLR against AK Steel, Dearborn, and Wheeling-Nisshin Inc., who is indemnified by Dearborn in this action. AK Steel is the successor to Dearborn by virtue of its recent acquisition of Dearborn. By virtue of its responsibility as a successor-in-interest to Dearborn and an indemnitor of Wheeling-Nisshin Inc, AK Steel now has complete responsibility for the defense of this action. The three named defendants thus are collectively referred to hereafter as “AK Steel,” though the precise claims against each separate defendant may vary. The complaint alleges that AK Steel is infringing the claims of U.S. Patent No. 6,296,805 (the “Patent”) in making pre-coated cold-rolled boron steel sheet and seeks injunctive relief and unspecified compensatory damages. AK Steel filed an answer in which it denied ArcelorMittal’s claims and raised various affirmative defenses. AK Steel also filed counterclaims against ArcelorMittal for a declaratory judgment that AK Steel is not infringing the Patent and that the Patent is invalid. Subsequently, the trial court bifurcated the issues of liability and damages. The case proceeded with a trial to a jury on the issue of liability during the week of January 15, 2011. The jury returned a verdict that AK Steel did not infringe the Patent and that the Patent was invalid. Judgment subsequently was entered in favor of AK Steel. ArcelorMittal filed an appeal with the United States Court of Appeals for the Federal Circuit. On November 30, 2012, the court of appeals issued a decision reversing certain findings related to claim construction and the validity of the Patent and remanded the case to the trial court for further proceedings. On January 30, 2013, ArcelorMittal filed a motion for rehearing with the court of appeals. On March 20, 2013, the court of appeals denied ArcelorMittal’s motion for rehearing. The case then was remanded to the trial court for further proceedings. On April 16, 2013, pursuant to a petition previously filed by ArcelorMittal and ArcelorMittal USA LLC, the U.S. Patent and Trademark Office reissued the Patent as U.S. Reissue Patent RE44,153 (the “Reissued Patent”). Also on April 16, 2013, ArcelorMittal filed a second action against the defendants in the United States District Court for the District of Delaware, Case Nos. 1:13-cv-00685 and 1:13-cv-00686 (collectively th

e “Second Action”). The complaint filed in the Second Action alleges that AK Steel is infringing the claims of the Reissued Patent and seeks injunctive relief and unspecified compensatory damages. On April 23, 2013, AK Steel filed a motion to dismiss key elements of the complaint filed in the Second Action. In addition, the parties briefed related non-infringement and claims construction issues in the original action. On October 25, 2013, the district court granted summary judgment in favor of AK Steel, confirming that AK Steel’s product does not infringe the original Patent or the Reissued Patent. The court further ruled that ArcelorMittal’s Reissued Patent was invalid due to ArcelorMittal’s deliberate violation of a statutory prohibition on broadening a patent through reissue more than two years after the original Patent was granted and that the original Patent had been surrendered when the Reissued Patent was issued and thus is no longer in effect. Final Judgment was entered on October 31, 2013. On November 6, 2013, ArcelorMittal filed a motion to clarify or, in the alternative, to alter or amend the October 31, 2013 judgment. The defendants opposed the motion. On December 5, 2013, the court issued a memorandum and order denying the motion and entering final judgment in favor of defendants, including AK Steel, and against ArcelorMittal, specifically ruling that all claims of ArcelorMittal’s Reissued Patent are invalid as violative of 35 U.S.C. §251(d). On December 30, 2013, ArcelorMittal filed notices of appeal to the Federal Circuit Court of Appeals. The appeal has been fully briefed and the court of appeals held a hearing on November 4, 2014. AK Steel intends to continue to contest this matter vigorously. At this time, the Company has not made a determination that a loss is probable and it does not have adequate information to reliably or accurately estimate its potential loss in the event that ArcelorMittal were to prevail in its appeal in this dispute. Because the Company has been unable to determine that the potential loss in this case is probable or estimable, it has not recorded an accrual related to this matter. In the event that the Company’s assumptions used to evaluate whether a loss in this matter is either probable or estimable prove to be incorrect or change in future periods, the Company may be required to record a liability for an adverse outcome.

As previously reported, on June 13, 2013, Cliffs Sales Company (“Cliffs”) filed an action in the United States District Court for the Northern District of Ohio, Civil Action No. 1:13 cv 1308, against Dearborn pertaining to Dearborn Works. Cliffs claims that Dearborn breached a May 21, 2008 Agreement for Sale of Reclaimed Iron Units, as amended (the “Iron Unit Agreement”). Cliffs claims that Dearborn breached the Iron Unit Agreement by failing to purchase the required amount of pellets, chips and fines as allegedly required. Dearborn filed an answer denying the material allegations of the complaint and asserting several affirmative defenses. In January of 2014, the presiding judge ordered a stay of the proceedings until Cliffs and Dearborn completed an arbitration of a separate dispute. That arbitration is now concluded and it is anticipated that the stay of the litigation will be lifted. Discovery is expected to re-commence in the near future. AK Steel, as successor-in-interest to Dearborn, intends to contest this matter vigorously. At this time, AK Steel has not made a determination that a loss is probable and it does not have adequate information to reliably or accurately estimate its potential loss in the event that Cliffs were to prevail in this lawsuit. Because AK Steel has been unable to determine that a loss is probable or estimable, it has not recorded an accrual related to this matter. In the event that AK Steel’s assumptions used to evaluate whether a loss in this matter is either probable or estimable prove to be incorrect or change in future periods, AK Steel may be required to record a liability for an adverse outcome.

As previously reported, on August 29, 2014, Dearborn served a private arbitration demand and asserted a breach of contract claim against PCI Enterprises Company (“PCI”) with respect to Dearborn Works. In its demand, Dearborn sought a declaration that it properly terminated a Pulverized Coal Supply Agreement with PCI (the “PCI Agreement”) and damages in the amount of $11.8. On the same date, PCI served a statement of claim against Dearborn alleging that it breached the PCI Agreement and seeking damages in an amount between $12.0 and $14.0. The parties conducted discovery and the arbitration hearing commenced on December 10, 2014. Before the arbitration concluded, the parties reached an agreement in principal to settle their dispute, which the Company expects will largely be effectuated through an amendment to the PCI Agreement. Dearborn will not be required to pay any damages to PCI as part of the settlement. The parties are in the process of preparing the settlement agreement and the amendment to the PCI agreement.

On December 8, 2014, United States Steel Corporation (“US Steel”) filed an action against AK Steel and Dearborn in the Circuit Court for the County of Wayne, Michigan, Case No. 14-015598-CK, seeking a declaratory judgment and other relief with respect to the ownership and operation of DESCCO, a joint venture between US Steel and AK Steel that was acquired as part of the acquisition by the Company of Dearborn from Severstal. Principally at issue is the fair market value of the 50% interest in DESCCO which AK Steel acquired from Severstal and the rights and obligations of the parties with respect to the acquisition of that interest by US Steel pursuant to a purchase option. AK Steel, for itself and on behalf of Dearborn, has filed Answers in the action in which it denies certain material allegations of the Complaint and raised various affirmative defenses. AK Steel also has filed a counterclaim against US Steel for breach of contract. On January 26, 2015, US Steel filed a motion to dismiss AK Steel’s counterclaim. AK Steel plans to file an opposition to that motion. No discovery has commenced and no trial date has been set yet. AK Steel intends to contest this action vigorously.

Trade Cases

As previously reported, on June 1, 2009, the Chinese Ministry of Commerce (“MOFCOM”) initiated antidumping and countervailing duty investigations of imports of grain-oriented electrical steel (“GOES”) from Russia and the United States. China initiated the investigations based on a petition filed by two Chinese steelmakers. These two steelmakers alleged that AK Steel and Allegheny Technologies Inc. of the United States and Novolipetsk Steel of Russia exported GOES to China at less than fair value, and that the production of GOES in the United States has been subsidized by the U.S. government. On December 9, 2009, MOFCOM issued its preliminary determination that GOES producers in the United States and Russia had been dumping in the China market and that GOES producers in the United States had received subsidies from the U.S. government. The Chinese authorities imposed provisional additional duties on future imports of GOES from Russia and/or the United States to China. On or about April 10, 2010, MOFCOM issued a final determination of dumping and subsidization against GOES producers in the United States and Russia. On September 16, 2010, the Office of the United States Trade Representative (“USTR”) filed a complaint with the World Trade Organization (the “WTO”) against China for violating the WTO’s rules by imposing antidumping and countervailing duties against imports of GOES from the United States. After conducting several rounds of hearings, on June 15, 2012, a panel (the “Panel”) composed by the WTO to decide the case issued its final decision in the case. In its decision, the Panel concluded that MOFCOM imposed antidumping and countervailing duties on imports of GOES from the United States in a manner that was inconsistent with China’s WTO obligations. On July 20, 2012, China filed an appeal of the Panel’s decision to the WTO Appellate Body. On October 18, 2012, the Appellate Body upheld the decisions of the Panel. On November 16, 2012, the WTO Dispute Settlement Body adopted the decisions of the Panel. Subsequently, a WTO Arbitrator determined that China should implement the WTO decision by July 31, 2013. In its final determination issued on July 31, 2013, MOFCOM reduced the countervailing duty rate applicable to AK Steel from 11.7 percent to 3.4 percent and determined that the antidumping duty rate applicable to AK Steel will remain at 7.8 percent, for a total of 11.2 percent. AK Steel does not believe that China has remedied the flaws that the WTO identified in MOFCOM’s material injury finding. In late February 2014, at USTR’s request, the WTO Dispute Settlement Body announced its decision to form a compliance panel to investigate China's failure to implement the WTO’s recommendations and rulings. Proceedings before the compliance panel are underway. AK Steel also has urged USTR to ask that WTO Dispute Settlement Body for permission to impose trade sanctions. AK Steel intends to continue to fully support the USTR in this matter.

On September 18, 2013, AK Steel, along with another domestic producer and the United Steelworkers (collectively, the “Petitioners”), filed trade cases against imports of GOES from seven countries. Antidumping (“AD”) petitions were filed against China, the Czech Republic, Germany, Japan, Poland, Russia and South Korea and a countervailing duty (“CVD”) petition was filed against China charging that unfairly traded imports of GOES from those seven countries are causing material injury to the domestic industry. The United States Department of Commerce (“DOC”) initiated the cases on October 24, 2013. On November 19, 2013, the International Trade Commission (“ITC”) made a preliminary determination that there is a reasonable indication that GOES imports caused or threaten to cause material injury. On May 5, 2014, the DOC issued preliminary determinations that imports of GOES from China, the Czech Republic, Germany, Japan, Poland, Russia and South Korea are being dumped in the United States. On July 17, 2014, the DOC issued final dumping determinations with respect to imports of GOES from Germany, Japan, and Poland, affirming the preliminary dumping margins for these three countries. As a result of the preliminary dumping determinations on China, the Czech Republic, Russia, and South Korea, and final dumping determinations on Germany, Japan and Poland, importers were required to post cash deposits with U.S. Customs and Border Protection on imports of GOES from these seven countries (in addition to any deposits required by the preliminary affirmative CVD determinations). The DOC also reached affirmative preliminary critical circumstances findings with respect to Poland and Russia. In separate decisions issued on August 27, 2014 and October 23, 2014, the ITC issued its final determination with respect to imports of GOES from China, the Czech Republic, Germany, Japan, Poland, Russia and South Korea. In each of these decisions, the ITC determined in a 5-1 vote that the United States steel industry is neither materially injured nor threatened with material injury by reason of those imports. These two ITC decisions nullify the DOC’s preliminary assessment of dumping duties on GOES imports from each of the countries against which the trade petition was filed, as well as a CVD determination with respect to China.  On September 16, 2014, the Petitioners filed an appeal of the ITC’s August 27, 2014 decision to the Court of International Trade (the “CIT”), and on November 13, 2014, the Petitioners filed an appeal of the ITC’s October 23, 2014 decision to the CIT. Those two appeals have been consolidated into a single appeal at the CIT, and AK Steel expects a decision in the appeal in approximately one year.

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

Country	NOES Dumping Margins
China	407.52%
Germany	86.29% — 98.84%
Japan	135.59% — 204.79%
South Korea	6.88%
Sweden	98.46% — 126.72%
Taiwan	27.54% — 52.23%

In addition, the DOC determined that NOES imports from China benefit from subsidies by the Government of China, resulting in a final CVD rate of 158.88 percent of the value of the NOES imports. With respect to South Korea, the DOC calculated a de minimis CVD final CVD rate, resulting in a final negative CVD determination for South Korea. With respect to Taiwan, the DOC determined that certain NOES imports from Taiwan benefit from subsidies by the Government of Taiwan, resulting in (a) a final CVD rate of 17.12 percent for Leicong Industrial Company, Ltd., (b) a de minimis final CVD rate for China Steel Corporation and certain of its affiliates, and (c) a final CVD rate of 8.80 percent for all other producers in Taiwan. On November 6, 2014, the ITC reached an affirmative final determination that the domestic NOES industry is materially injured by reason of dumped and subsidized imports from the six subject countries. The final injury determination means that antidumping orders have been imposed against imports of NOES from all six subject countries and countervailing duty orders have been imposed against imports of NOES from China and Taiwan. As a result, importers must now post cash deposits with U.S. Customs and Border Protection on imports of NOES from these six countries at the above rates.

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

NOTE 11 - Stockholders’ Equity

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

At the 2014 Annual Meeting, the stockholders of the Company approved an amendment to its Restated Certificate of Incorporation to increase the authorized shares of the Company’s common stock from 200 million to 300 million shares.

In January 2014, the Board of Directors authorized the formal retirement of 13,311,310 shares of common stock held by AK Holding as treasury stock. The retirement had no effect on the number of shares authorized or outstanding or on total stockholders’ equity.

Dividends:  The instruments governing the Company’s outstanding senior debt do not include covenants restricting dividend payments.  The Company’s Credit Facility contains certain restrictive covenants with respect to the Company’s payment of dividends. Under these covenants, dividends are permitted provided (i) availability under the Credit Facility exceeds $337.5 or (ii) availability exceeds $262.5 and the Company meets a fixed charge coverage ratio of one to one as of the most recently ended fiscal quarter. If the Company cannot meet either of these thresholds, dividends would be limited to $12.0 annually. Currently, the availability under the Credit Facility significantly exceeds $337.5. Although the Company has elected to suspend its dividend program, there currently are no covenants that would restrict the Company’s ability to declare and pay a dividend to its stockholders.

Share Repurchase Program:  In October 2008, the Board of Directors authorized the Company to repurchase, from time to time, up to $150.0 of its outstanding common stock.  In 2014, 2013 and 2012, the Company did not make any common stock repurchases under this program. As of December 31, 2014, there was $125.6 remaining for repurchase under the Board of Directors’ authorization.

NOTE 12 - Share-based Compensation

AK Holding’s Stock Incentive Plan (the “SIP”) permits the granting of nonqualified stock option, restricted stock, performance share and/or restricted stock unit (“RSUs”) awards to Directors, officers and other employees of the Company. At the 2014 Annual Meeting, the stockholders of the Company approved an amendment to the Stock Incentive Plan to increase the shares authorized for issuance under the plan by 4 million shares to an aggregate maximum of 23 million shares issuable under the SIP through December 31, 2019, of which approximately 6 million shares are available for future grant as of December 31, 2014.

The following table summarizes information about share-based compensation expense for the years ended December 31, 2014, 2013 and 2012:

Share-based Compensation Expense	2014	2013	2012
Stock options	$1.7	$1.5	$2.4
Restricted stock	3.2	2.9	5.3
Restricted stock units issued to Directors	1.1	1.0	0.9
Performance shares	2.9	4.1	6.0
Pre-tax share-based compensation expense	$8.9	$9.5	$14.6

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

The Company uses the Black-Scholes option valuation model to value the nonqualified stock options. Historical data regarding stock option exercise behaviors was used to estimate the expected life of options granted based on the period that options granted are expected to be outstanding. The risk-free interest rate is based on the Daily Treasury Yield Curve published by the U.S. Treasury on the date of grant. The expected volatility is determined by using a blend of historical and implied volatility. The expected dividend yield is based on the Company’s historical dividend payments. The Company estimates that 5% of the options issued will be forfeited.

The Company’s estimate of fair value of options granted is calculated as of the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2014	2013	2012
Expected volatility	58.3% – 68.2%	57.8% – 68.8%	63.2% – 73.2%
Weighted-average volatility	62.6%	65.2%	69.4%
Expected term (in years)	3.0 – 6.5	2.9 – 6.4	2.8 – 6.3
Risk-free interest rate	0.9% – 2.3%	0.4% – 1.1%	0.3% – 1.2%
Dividend yield	—%	—%	2.2%
Weighted-average grant-date fair value per share of options granted	$3.50	$2.44	$4.31

A summary of option activity for the year ended December 31, 2014, is presented below:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	2,193,532	$12.26
Granted	554,500	6.64
Exercised	(11,881)	6.40
Canceled	(39,556)	9.94
Outstanding at December 31, 2014	2,696,595	11.16	5.8	$0.7

Exercisable at December 31, 2014	1,667,161	14.13	4.4	0.2

Unvested at December 31, 2014	1,029,434	6.35	8.1	0.5

Unvested at December 31, 2014 expected to vest	977,962	6.35	8.1	0.4

The total intrinsic value of stock option awards that were exercised during the years ended December 31, 2014, 2013 and 2012, was not material in each period. Intrinsic value is based upon the actual market price on the date of exercise, as determined by the quoted average of the reported high and low sales prices on such date. As of December 31, 2014, there were $0.7 of total unrecognized compensation costs related to non-vested stock options, which costs are expected to be recognized over a weighted-average period of 1.8 years.

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

A summary of the activity for non-vested restricted stock awards for the year ended December 31, 2014, is presented below:

Restricted Stock Awards	Restricted Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2013	433,229	$6.35
Granted	518,132	6.66
Vested/restrictions lapsed	(423,049)	7.19
Canceled	(25,899)	6.20
Outstanding at December 31, 2014	502,413	5.97

The weighted-average grant date fair value of restricted stock awards granted during the years ended December 31, 2014, 2013 and 2012, was $6.66, $4.43 and $8.78 per share, respectively. The total intrinsic value of restricted stock awards that vested (i.e., restrictions lapsed) during the years ended December 31, 2014, 2013 and 2012, was $2.9, $2.1 and $4.9, respectively. As of December 31, 2014, there were $1.5 of total unrecognized compensation costs related to non-vested restricted stock awards granted under the SIP, which costs are expected to be recognized over a weighted-average period of 1.6 years.

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

The Company’s estimate of fair value of performance shares granted is calculated as of the date of grant using a Monte Carlo simulation model with the following weighted-average assumptions:

	2014	2013	2012
Company expected volatility	59.1%	59.2%	69.4%
S&P’s MidCap 400 index expected volatility	32.4%	34.7%	42.2%
Risk-free interest rate	0.9%	0.4%	0.4%
Dividend yield	—%	—%	2.2%
Weighted-average grant-date fair value per performance share granted	$6.40	$4.68	$9.89

A summary of the activity for non-vested performance share awards for the year ended December 31, 2014, is presented below:

Performance Share Awards	Performance Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2013	1,052,773	$7.23
Granted	512,400	6.40
Earned	—	—
Expired or forfeited	(586,221)	9.30
Outstanding at December 31, 2014	978,952	5.56

As of December 31, 2014, there were $2.7 of total unrecognized compensation costs related to non-vested performance share awards granted under the SIP, which costs are expected to be recognized over a weighted-average period of 1.5 years.

NOTE 13 - Comprehensive Income (Loss)

The details of other comprehensive income (loss), net of tax, are as follows:

	2014	2013
Foreign currency translation
Balance at beginning of period	$4.7	$3.5
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(3.7)	1.2
Balance at end of period	$1.0	$4.7
Cash flow hedges
Balance at beginning of period	$18.3	$31.7
Other comprehensive income (loss):
Gains (losses) arising in period	(51.6)	3.5
Income tax expense	—	1.3
Gains (losses) arising in period, net of tax	(51.6)	2.2
Reclassification of losses (gains) to net income (loss):
Hot roll carbon steel coil contracts (a)	—	(0.4)
Other commodity contracts (b)	1.1	(24.8)
Subtotal	1.1	(25.2)
Income tax expense (d)	—	(9.6)
Net amount of reclassification of losses (gains) to net income (loss)	1.1	(15.6)
Total other comprehensive income (loss), net of tax	(50.5)	(13.4)
Balance at end of period	$(32.2)	$18.3
Unrealized holding gains on securities
Balance at beginning of period	$0.4	$0.3
Other comprehensive income (loss):
Unrealized holding gains (losses) arising in period	—	0.2
Income tax expense	—	0.1
Unrealized holding gains (losses) arising in period, net of tax	—	0.1
Balance at end of period	$0.4	$0.4
Pension and OPEB plans
Balance at beginning of period	$300.0	$(34.4)
Other comprehensive income (loss):
Prior service credit (cost) arising in period	10.9	(6.1)
Gains (losses) arising in period	(422.5)	422.3
Subtotal	(411.6)	416.2
Income tax expense	—	50.3
Gains (losses) arising in period, net of tax	(411.6)	365.9
Reclassification to net income (loss):
Prior service costs (credits) (c)	(68.9)	(76.2)
Actuarial (gains) losses (c)	6.9	25.3
Subtotal	(62.0)	(50.9)
Income tax expense (d)	—	(19.4)
Amount of reclassification to net income (loss), net of tax	(62.0)	(31.5)
Total other comprehensive income (loss), net of tax	(473.6)	334.4
Balance at end of period	$(173.6)	$300.0

(a)	Amounts are included in net sales on the Consolidated Statements of Operations.

(b)	Amounts are included in cost of products sold on the Consolidated Statements of Operations.

(c)	Amounts are included in pension and OPEB expense (income) on the Consolidated Statements of Operations.

(d)	Amounts are included in income tax expense (benefit) on the Consolidated Statements of Operations.

Because of the valuation allowance recorded in 2012, no income tax was allocated to other comprehensive income (loss).

NOTE 14 - Earnings per Share

Reconciliation of the numerators and denominators for basic and diluted EPS computations is as follows:

	2014	2013	2012
Net income (loss) attributable to AK Steel Holding Corporation	$(96.9)	$(46.8)	$(1,027.3)
Less: distributed earnings to common stockholders and holders of certain stock compensation awards	—	—	11.0
Undistributed earnings (loss)	$(96.9)	$(46.8)	$(1,038.3)

Common stockholders earnings—basic and diluted:
Distributed earnings to common stockholders	$—	$—	$11.0
Undistributed earnings (loss) to common stockholders	(96.6)	(46.6)	(1,034.6)
Common stockholders earnings (loss)—basic and diluted	$(96.6)	$(46.6)	$(1,023.6)

Common shares outstanding (weighted-average shares in millions):
Common shares outstanding for basic earnings per share	148.1	135.8	113.0
Effect of exchangeable debt	—	—	—
Effect of dilutive stock-based compensation	—	—	—
Common shares outstanding for diluted earnings per share	148.1	135.8	113.0

Basic and diluted earnings per share:
Distributed earnings	$—	$—	$0.10
Undistributed earnings (loss)	(0.65)	(0.34)	(9.16)
Basic and diluted earnings (loss) per share	$(0.65)	$(0.34)	$(9.06)

Potentially issuable common shares (in millions) excluded from earnings per share calculation due to anti-dilutive effect	9.7	2.6	2.4

NOTE 15 - Variable Interest Entities

SunCoke Middletown

The Company purchases all of the coke and electrical power generated from SunCoke Middletown’s plant under long-term supply agreements. SunCoke Middletown is deemed to be a variable interest entity because the Company has committed to purchase all of the expected production from the facility through at least 2031 and the Company has been determined to be the primary beneficiary. Thus, the financial results of SunCoke Middletown are required to be consolidated with the results of the Company, even though the Company has no ownership interest in SunCoke Middletown. Included in the Consolidated Statements of Operations were income before taxes related to SunCoke Middletown of $63.0, $64.3 and $46.0 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

NOTE 16 - Fair Value Measurements

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

•
Level 2 inputs are inputs, other than quoted prices, that are directly or indirectly observable for the asset or liability. Level 2 inputs include model-generated values that rely on inputs either directly observed or readily-derived from available market data sources, such as Bloomberg or other news and data vendors. They include quoted prices for similar assets or liabilities in active markets, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves observable at commonly quoted intervals or current market) and contractual prices for the underlying financial instrument, as well as other relevant economic factors. Common/collective trusts are valued at the net asset value per share multiplied by the number of shares held as of the measurement date. The determination of net asset value for these trusts includes market pricing of the underlying assets as well as broker quotes and other valuation techniques that represent fair value. If the Company has the ability to redeem its investment in the respective alternative investment at the net asset value with no significant restrictions on the redemption at the consolidated balance sheet date, the Company has categorized the alternative investment as a Level 2 measurement in the fair value hierarchy. Fair values of the Company’s commodity derivative contracts and foreign currency forward contracts are generated using forward prices that are derived from observable futures prices relating to the respective commodity or currency from sources such as the New York Mercantile Exchange (NYMEX) or the London Metal Exchange (LME). In cases where the derivative is an option contract (including caps, floors and collars), the Company’s valuations reflect adjustments made to valuations generated by the derivatives’ counterparty. After validating that the counterparty’s assumptions relating to implied volatilities are in line with an independent source for these implied volatilities, the Company discounts these model-generated future values with discount factors designed to reflect the credit quality of the party obligated to pay under the derivative contract. Differing discount rates are applied to different contracts as a function of differing maturities and different counterparties. As of December 31, 2014, a spread over benchmark rates of less than 1.0% was used for derivatives valued as assets and less than 3.0% for derivatives valued as liabilities. The Company has estimated the fair value of long-term debt based upon quoted market prices for the same or similar issues or on the current interest rates available to the Company for debt of similar terms and maturities.

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

The following fair value table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

	2014			2013
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets measured at fair value
Cash and cash equivalents	$70.2	$—	$70.2	$45.3	$—	$45.3
Other current assets:
Foreign exchange contracts	—	1.2	1.2	—	—	—
Commodity hedge contracts	—	3.6	3.6	—	4.9	4.9
Other non-current assets:
Available for sale investments—cash and cash equivalents	3.3	—	3.3	18.6	—	18.6
Commodity hedge contracts	—	1.8	1.8	—	—	—
Assets measured at fair value	$73.5	$6.6	$80.1	$63.9	$4.9	$68.8

Liabilities measured at fair value
Accrued liabilities:
Foreign exchange contracts	$—	$—	$—	$—	$(0.7)	$(0.7)
Commodity hedge contracts	—	(36.2)	(36.2)	—	(0.4)	(0.4)
Other non-current liabilities—commodity hedge contracts	—	(5.7)	(5.7)	—	(0.1)	(0.1)
Liabilities measured at fair value	$—	$(41.9)	$(41.9)	$—	$(1.2)	$(1.2)

Liabilities measured at other than fair value
Long-term debt, including current portions:
Fair value	$—	$(2,478.3)	$(2,478.3)	$—	$(1,659.9)	$(1,659.9)
Carrying amount	—	(2,452.5)	(2,452.5)	—	(1,507.0)	(1,507.0)

See Note 7 for information on the fair value of pension plan assets. The carrying amounts of the Company’s other financial instruments do not differ materially from their estimated fair values at December 31, 2014 and 2013.

NOTE 17 - Derivative Instruments and Hedging Activities

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

All commodity derivatives are marked to market and recognized as an asset or liability at fair value. The effective gains and losses for commodity derivatives designated as cash flow hedges of forecasted purchases of raw materials and energy sources are recorded in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets and reclassified into cost of products sold in the same period as the earnings recognition of the associated underlying transaction. The effective gains and losses for hot roll carbon steel coils derivatives designated as cash flow hedges of forecasted sales are recorded in accumulated other comprehensive income on the Consolidated Balance Sheets and reclassified into net sales in the same period as the earnings recognition of the associated underlying transaction. Gains and losses on these designated derivatives arising from either hedge ineffectiveness or related to components excluded from the assessment of effectiveness are recognized in current earnings under cost of products sold or net sales, as appropriate. All gains or losses from derivatives for which hedge accounting treatment has not been elected are also reported in earnings on a current basis in net sales or cost of products sold. The Company has provided $8.1 of collateral to counterparties under collateral funding arrangements as of December 31, 2014.

As of December 31, 2014 and 2013, the Company had the following outstanding commodity price swaps and options and forward foreign exchange contracts:

Commodity	2014	2013
Nickel (in lbs)	259,300	763,300
Natural gas (in MMBTUs)	33,992,500	3,240,000
Zinc (in lbs)	61,800,000	12,000,000
Iron ore (in metric tons)	2,335,000	190,735
Electricity (in MWHs)	1,182,800	—
Hot roll carbon steel coils (in short tons)	15,000	74,147
Foreign exchange contracts (in euros)	€23,675,000	€17,730,000

The following table presents the fair value of derivative instruments in the Consolidated Balance Sheets as of December 31, 2014 and 2013:

Asset (liability)	2014	2013
Derivatives designated as hedging instruments:
Other current assets—commodity contracts	$2.1	$2.6
Other noncurrent assets—commodity contracts	1.8	—
Accrued liabilities—commodity contracts	(32.0)	—
Other noncurrent liabilities—commodity contracts	(5.7)	—

Derivatives not designated as hedging instruments:
Other current assets:
Foreign exchange contracts	1.2	—
Commodity contracts	1.5	2.3
Accrued liabilities:
Foreign exchange contracts	—	(0.7)
Commodity contracts	(4.2)	(0.4)
Other noncurrent liabilities—commodity contracts	—	(0.1)

The following table presents gains (losses) on derivative instruments included in the Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012:

Gain (loss)	2014	2013	2012
Derivatives in cash flow hedging relationships—
Commodity contracts:
Reclassified from accumulated other comprehensive income into net sales (effective portion)	$—	$0.4	$—
Reclassified from accumulated other comprehensive income into cost of products sold (effective portion)	(1.1)	24.8	(36.3)
Recorded in cost of products sold (ineffective portion and amount excluded from effectiveness testing)	(0.8)	3.3	0.1

Derivatives not designated as hedging instruments:
Foreign exchange contracts—recognized in other income (expense)	1.9	(0.1)	(1.2)
Commodity contracts:
Recognized in net sales	(5.1)	(3.1)	—
Recognized in cost of products sold	(35.0)	1.7	(0.6)

The following table lists the amount of gains (losses) before tax expected to be reclassified into cost of products sold within the next twelve months for the Company’s existing commodity contracts that qualify for hedge accounting, as well as the period of time over which the Company is hedging its exposure to the volatility in future cash flows:

Commodity Hedge	Settlement Dates	Gains (losses)
Natural gas	January 2015 to December 2016	$(22.3)
Electricity	January 2015 to December 2015	(3.5)
Iron ore	March 2015 to November 2016	(12.4)
Zinc	January 2015 to December 2016	(1.7)

NOTE 18 - Supplemental Cash Flow Information

The following table presents the net cash paid (received) during the period for interest, net of capitalized interest, and income taxes:

	2014	2013	2012
Net cash paid (received) during the period for:
Interest, net of capitalized interest	$121.9	$116.2	$69.5
Income taxes	(0.3)	1.2	1.3

Included in net cash flows from operations was cash provided by SunCoke Middletown of $66.4, $82.6 and $55.2 for the years ended December 31, 2014, 2013 and 2012, respectively. Consolidated cash and cash equivalents at December 31, 2014, includes $18.2 of cash and cash equivalents of SunCoke Middletown. There are no compensating balance arrangements or legal restrictions on the cash and cash equivalents of SunCoke Middletown, however, it is not available for the Company’s use.

The Company had non-cash capital investments during the years ended December 31, 2014, 2013 and 2012, that had not been paid as of the end of the respective period. These amounts are included in accounts payable and accrued liabilities and have been excluded from the Consolidated Statements of Cash Flows. The Company also granted restricted stock to certain employees and restricted stock units to directors under the SIP. The amounts of non-cash investing and financing activities for the years ended December 31, 2014, 2013 and 2012, were as follows:

	2014	2013	2012
Capital investments	$6.1	$10.2	$13.9
Issuance of restricted stock and restricted stock units	4.5	3.0	5.4

NOTE 19 - Quarterly Information (Unaudited)

Earnings per share for each quarter and the year are calculated individually and may not sum to the total for the year.

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$1,383.5	$1,530.8	$1,593.8	$1,997.6	$6,505.7
Operating profit (loss)	(35.3)	36.5	63.7	74.5	139.4
Net income (loss) attributable to AK Holding	(86.1)	(17.1)	(7.2)	13.5	(96.9)
Basic earnings (loss) per share	$(0.63)	$(0.13)	$(0.05)	$0.08	$(0.65)
Diluted earnings (loss) per share	$(0.63)	$(0.13)	$(0.05)	$0.07	$(0.65)

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$1,369.8	$1,404.5	$1,331.3	$1,464.8	$5,570.4
Operating profit	33.2	13.7	25.9	63.0	135.8
Net income (loss) attributable to AK Holding	(9.9)	(40.4)	(31.7)	35.2	(46.8)
Basic and diluted earnings (loss) per share	$(0.07)	$(0.30)	$(0.23)	$0.26	$(0.34)

The results of Dearborn are included in the above amounts beginning September 16, 2014. Included in operating profit (loss) for the fourth quarter and full year of 2014 was a pension corridor charge of $2.0. Included in net income attributable to AK Holding were Dearborn acquisition-related costs of $1.0, $23.6, $7.1 and $31.7 for the second, third and fourth quarters and full year of 2014, respectively.

NOTE 20 - Supplemental Guarantor Information

AK Steel’s 8.75% Senior Secured Notes due December 2018, 7.625% Senior Notes due May 2020, 7.625% Senior Notes due October 2021, 8.375% Senior Notes due April 2022 (collectively, the “Senior Notes”) and 5.0% Exchangeable Senior Notes due November 2019 (the “Exchangeable Notes”) are governed by indentures entered into by AK Holding and its 100%-owned subsidiary, AK Steel. In April 2014, the Company designated two 100%-owned subsidiaries, AK Tube and AK Properties, as guarantor subsidiaries of the Senior Notes (other than the 7.625% Senior Notes due October 2021, which were subsequently issued and as to which AK Tube and AK Properties were guarantor subsidiaries from issuance). Under the terms of the indentures, AK Holding and the guarantor subsidiaries each fully and unconditionally, jointly and severally, guarantee the payment of interest, principal and premium, if any, on each of the notes comprising the Senior Notes.

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

Condensed Statements of Comprehensive Income (Loss)
Year Ended December 31, 2014

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$6,284.2	$280.7	$599.6	$(658.8)	$6,505.7
Cost of products sold (exclusive of items shown separately below)	—	5,937.6	199.3	484.7	(613.9)	6,007.7
Selling and administrative expenses (exclusive of items shown separately below)	4.6	251.0	11.3	28.3	(48.0)	247.2
Depreciation	—	176.1	3.9	21.9	—	201.9
Pension and OPEB expense (income) (exclusive of corridor charge shown below)	—	(92.5)	—	—	—	(92.5)
Pension corridor charge	—	2.0	—	—	—	2.0
Total operating costs	4.6	6,274.2	214.5	534.9	(661.9)	6,366.3
Operating profit (loss)	(4.6)	10.0	66.2	64.7	3.1	139.4
Interest expense	—	142.1	—	2.6	—	144.7
Other income (expense)	—	(17.7)	6.5	(9.9)	—	(21.1)
Income (loss) before income taxes	(4.6)	(149.8)	72.7	52.2	3.1	(26.4)
Income tax expense (benefit)	—	(19.2)	29.1	(3.4)	1.2	7.7
Equity in net income (loss) of subsidiaries	(92.3)	38.3	—	—	54.0	—
Net income (loss)	(96.9)	(92.3)	43.6	55.6	55.9	(34.1)
Less: Net income attributable to noncontrolling interests	—	—	—	62.8	—	62.8
Net income (loss) attributable to AK Steel Holding Corporation	(96.9)	(92.3)	43.6	(7.2)	55.9	(96.9)
Other comprehensive income (loss)	(527.8)	(527.8)	—	(3.7)	531.5	(527.8)
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$(624.7)	$(620.1)	$43.6	$(10.9)	$587.4	$(624.7)

Condensed Statements of Comprehensive Income (Loss)
Year Ended December 31, 2013

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$5,339.3	$261.5	$568.8	$(599.2)	$5,570.4
Cost of products sold (exclusive of items shown separately below)	—	5,012.1	189.0	463.3	(556.6)	5,107.8
Selling and administrative expenses (exclusive of items shown separately below)	4.4	205.0	10.5	26.2	(40.8)	205.3
Depreciation	—	169.4	4.3	16.4	—	190.1
Pension and OPEB expense (income)	—	(68.6)	—	—	—	(68.6)
Total operating costs	4.4	5,317.9	203.8	505.9	(597.4)	5,434.6
Operating profit (loss)	(4.4)	21.4	57.7	62.9	(1.8)	135.8
Interest expense	—	125.9	—	1.5	—	127.4
Other income (expense)	—	(5.9)	6.1	(1.6)	—	(1.4)
Income (loss) before income taxes	(4.4)	(110.4)	63.8	59.8	(1.8)	7.0
Income tax expense (benefit)	—	(27.8)	20.1	(2.0)	(0.7)	(10.4)
Equity in net income (loss) of subsidiaries	(42.4)	40.2	—	—	2.2	—
Net income (loss)	(46.8)	(42.4)	43.7	61.8	1.1	17.4
Less: Net income attributable to noncontrolling interests	—	—	—	64.2	—	64.2
Net income (loss) attributable to AK Steel Holding Corporation	(46.8)	(42.4)	43.7	(2.4)	1.1	(46.8)
Other comprehensive income (loss)	322.3	322.3	—	1.2	(323.5)	322.3
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$275.5	$279.9	$43.7	$(1.2)	$(322.4)	$275.5

Condensed Statements of Comprehensive Income (Loss)
Year Ended December 31, 2012

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$5,676.6	$287.4	$618.9	$(649.2)	$5,933.7
Cost of products sold (exclusive of items shown separately below)	—	5,416.8	204.5	533.5	(615.7)	5,539.1
Selling and administrative expenses (exclusive of items shown separately below)	4.4	212.9	9.9	25.4	(43.9)	208.7
Depreciation	—	172.8	4.7	14.5	—	192.0
Pension and OPEB expense (income) (exclusive of corridor charge shown below)	—	(35.3)	—	—	—	(35.3)
Pension corridor charge	—	157.3	—	—	—	157.3
Total operating costs	4.4	5,924.5	219.1	573.4	(659.6)	6,061.8
Operating profit (loss)	(4.4)	(247.9)	68.3	45.5	10.4	(128.1)
Interest expense	—	85.9	—	0.8	—	86.7
Other income (expense)	—	(9.6)	7.0	8.8	—	6.2
Income (loss) before income taxes	(4.4)	(343.4)	75.3	53.5	10.4	(208.6)
Income tax expense (benefit)	—	735.9	30.1	19.8	4.2	790.0
Equity in net income (loss) of subsidiaries	(1,022.9)	56.4	—	—	966.5	—
Net income (loss)	(1,027.3)	(1,022.9)	45.2	33.7	972.7	(998.6)
Less: Net income attributable to noncontrolling interests	—	—	—	28.7	—	28.7
Net income (loss) attributable to AK Steel Holding Corporation	(1,027.3)	(1,022.9)	45.2	5.0	972.7	(1,027.3)
Other comprehensive income (loss)	(1.6)	(1.6)	—	0.7	0.9	(1.6)
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$(1,028.9)	$(1,024.5)	$45.2	$5.7	$973.6	$(1,028.9)

Condensed Balance Sheets
December 31, 2014

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$28.5	$0.5	$41.2	$—	$70.2
Accounts receivable, net	—	606.2	27.6	37.3	(26.8)	644.3
Inventory, net	—	1,080.5	26.2	73.5	(8.1)	1,172.1
Deferred tax assets, current	—	67.5	—	0.2	—	67.7
Other current assets	0.3	67.9	0.2	3.0	—	71.4
Total current assets	0.3	1,850.6	54.5	155.2	(34.9)	2,025.7
Property, plant and equipment	—	5,695.8	97.3	595.3	—	6,388.4
Accumulated depreciation	—	(4,040.8)	(71.8)	(62.6)	—	(4,175.2)
Property, plant and equipment, net	—	1,655.0	25.5	532.7	—	2,213.2
Other non-current assets:
Investment in affiliates	—	84.5	—	304.2	—	388.7
Investment in subsidiaries	(2,970.9)	1,582.4	—	—	1,388.5	—
Inter-company accounts	2,478.1	(3,420.4)	1,325.5	(412.4)	29.2	—
Other non-current assets	—	137.4	33.0	60.5	—	230.9
TOTAL ASSETS	$(492.5)	$1,889.5	$1,438.5	$640.2	$1,382.8	$4,858.5
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$754.9	$6.9	$42.0	$(0.7)	$803.1
Accrued liabilities	—	244.6	3.0	18.9	—	266.5
Current portion of pension and other postretirement benefit obligations	—	55.3	—	0.3	—	55.6
Total current liabilities	—	1,054.8	9.9	61.2	(0.7)	1,125.2
Non-current liabilities:
Long-term debt	—	2,452.5	—	—	—	2,452.5
Pension and other postretirement benefit obligations	—	1,221.3	—	4.0	—	1,225.3
Other non-current liabilities	—	131.8	—	0.7	—	132.5
TOTAL LIABILITIES	—	4,860.4	9.9	65.9	(0.7)	4,935.5
Equity (deficit):
Total stockholders’ equity (deficit)	(492.5)	(2,970.9)	1,428.6	158.8	1,383.5	(492.5)
Noncontrolling interests	—	—	—	415.5	—	415.5
TOTAL EQUITY (DEFICIT)	(492.5)	(2,970.9)	1,428.6	574.3	1,383.5	(77.0)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$(492.5)	$1,889.5	$1,438.5	$640.2	$1,382.8	$4,858.5

Condensed Balance Sheets
December 31, 2013

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$16.8	$—	$28.5	$—	$45.3
Accounts receivable, net	—	492.4	25.2	35.9	(28.3)	525.2
Inventory, net	—	520.0	19.2	58.5	(11.1)	586.6
Deferred tax assets, current	—	69.4	—	0.2	—	69.6
Other current assets	0.3	43.9	0.2	2.1	—	46.5
Total current assets	0.3	1,142.5	44.6	125.2	(39.4)	1,273.2
Property, plant and equipment	—	5,258.4	94.9	518.6	—	5,871.9
Accumulated depreciation	—	(3,881.7)	(67.9)	(42.2)	—	(3,991.8)
Property, plant and equipment, net	—	1,376.7	27.0	476.4	—	1,880.1
Other non-current assets:
Investment in affiliates	—	—	—	214.1	—	214.1
Investment in subsidiaries	(2,772.4)	1,393.8	—	—	1,378.6	—
Inter-company accounts	2,551.1	(3,479.7)	1,269.6	(372.9)	31.9	—
Other non-current assets	—	141.0	33.0	64.3	—	238.3
TOTAL ASSETS	$(221.0)	$574.3	$1,374.2	$507.1	$1,371.1	$3,605.7
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$550.5	$6.3	$45.6	$(0.6)	$601.8
Accrued liabilities	—	133.6	2.9	6.4	—	142.9
Current portion of long-term debt	—	0.8	—	—	—	0.8
Current portion of pension and other postretirement benefit obligations	—	85.4	—	0.5	—	85.9
Total current liabilities	—	770.3	9.2	52.5	(0.6)	831.4
Non-current liabilities:
Long-term debt	—	1,506.2	—	—	—	1,506.2
Pension and other postretirement benefit obligations	—	960.6	—	4.8	—	965.4
Other non-current liabilities	—	109.6	—	0.4	—	110.0
TOTAL LIABILITIES	—	3,346.7	9.2	57.7	(0.6)	3,413.0
Equity (deficit):
Total stockholders’ equity (deficit)	(221.0)	(2,772.4)	1,365.0	35.7	1,371.7	(221.0)
Noncontrolling interests	—	—	—	413.7	—	413.7
TOTAL EQUITY (DEFICIT)	(221.0)	(2,772.4)	1,365.0	449.4	1,371.7	192.7
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$(221.0)	$574.3	$1,374.2	$507.1	$1,371.1	$3,605.7

Condensed Statements of Cash Flows
Year Ended December 31, 2014

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net cash flows from operating activities	$(3.4)	$(447.2)	$39.2	$91.3	$(2.7)	$(322.8)
Cash flows from investing activities:
Capital investments	—	(63.1)	(2.8)	(15.2)	—	(81.1)
Investments in Magnetation joint venture	—	—		(100.0)	—	(100.0)
Investments in acquired business, net of cash acquired	—	(690.3)	—	—	—	(690.3)
Other investing items, net	—	13.6	—	—	—	13.6
Net cash flows from investing activities	—	(739.8)	(2.8)	(115.2)	—	(857.8)
Cash flows from financing activities:
Net borrowings (repayments) under credit facility	—	515.0	—	—	—	515.0
Proceeds from issuance of long-term debt	—	427.1	—	—	—	427.1
Redemption of long-term debt	—	(0.8)	—	—	—	(0.8)
Proceeds from issuance of common stock	345.3	—		—	—	345.3
Debt issuance costs	—	(15.5)	—	—	—	(15.5)
Inter-company activity	(341.0)	272.9	(35.9)	101.3	2.7	—
SunCoke Middletown distributions to noncontrolling interest owners	—	—	—	(61.0)	—	(61.0)
Other financing items, net	(0.9)	—	—	(3.7)	—	(4.6)
Net cash flows from financing activities	3.4	1,198.7	(35.9)	36.6	2.7	1,205.5
Net increase (decrease) in cash and cash equivalents	—	11.7	0.5	12.7	—	24.9
Cash and equivalents, beginning of year	—	16.8	—	28.5	—	45.3
Cash and equivalents, end of year	$—	$28.5	$0.5	$41.2	$—	$70.2

Condensed Statements of Cash Flows
Year Ended December 31, 2013

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net cash flows from operating activities	$(3.5)	$(251.1)	$50.4	$129.6	$(35.6)	$(110.2)
Cash flows from investing activities:
Capital investments	—	(39.2)	(1.7)	(22.7)	—	(63.6)
Investments in Magnetation joint venture	—	—	—	(50.0)	—	(50.0)
Other investing items, net	—	8.5	0.3	6.3	—	15.1
Net cash flows from investing activities	—	(30.7)	(1.4)	(66.4)	—	(98.5)
Cash flows from financing activities:
Net borrowings (repayments) under credit facility	—	90.0	—	—	—	90.0
Proceeds from issuance of long-term debt	—	31.9	—	—	—	31.9
Redemption of long-term debt	—	(27.4)	—	—	—	(27.4)
Debt issuance costs	—	(3.4)	—	—	—	(3.4)
Inter-company activity	4.1	3.9	(49.0)	5.4	35.6	—
SunCoke Middletown distributions to noncontrolling interest owners	—	—	—	(64.8)	—	(64.8)
Other financing items, net	(0.6)	—	—	1.3	—	0.7
Net cash flows from financing activities	3.5	95.0	(49.0)	(58.1)	35.6	27.0
Net increase (decrease) in cash and cash equivalents	—	(186.8)	—	5.1	—	(181.7)
Cash and equivalents, beginning of year	—	203.6	—	23.4	—	227.0
Cash and equivalents, end of year	$—	$16.8	$—	$28.5	$—	$45.3

Condensed Statements of Cash Flows
Year Ended December 31, 2012

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net cash flows from operating activities	$(3.5)	$(360.0)	$57.3	$55.8	$(20.4)	$(270.8)
Cash flows from investing activities:
Capital investments	—	(38.3)	(1.7)	(24.1)	—	(64.1)
Investments in acquired businesses	—	—	—	(60.6)	—	(60.6)
Other investing items, net	—	6.7	0.2	(0.8)	—	6.1
Net cash flows from investing activities	—	(31.6)	(1.5)	(85.5)	—	(118.6)
Cash flows from financing activities:
Net borrowings (repayments) under credit facility	—	(250.0)	—	—	—	(250.0)
Proceeds from issuance of long-term debt	—	873.3	—	—	—	873.3
Redemption of long-term debt	—	(74.0)	—	—	—	(74.0)
Proceeds from issuance of common stock	96.4	—	—	—	—	96.4
Debt issuance costs	—	(22.3)	—	—	—	(22.3)
Common stock dividends paid	(11.0)	—	—	—	—	(11.0)
Inter-company activity	(80.2)	48.8	(55.8)	66.8	20.4	—
SunCoke Middletown distributions to noncontrolling interest owners	—	—	—	(36.6)	—	(36.6)
Other financing items, net	(1.7)	(0.5)	—	0.8	—	(1.4)
Net cash flows from financing activities	3.5	575.3	(55.8)	31.0	20.4	574.4
Net increase (decrease) in cash and cash equivalents	—	183.7	—	1.3	—	185.0
Cash and equivalents, beginning of year	—	19.9	—	22.1	—	42.0
Cash and equivalents, end of year	$—	$203.6	$—	$23.4	$—	$227.0

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.  In making this assessment, the Company’s management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). The Company’s evaluation of internal control over financial reporting did not include the internal controls of entities acquired in 2014, which are included in the 2014 consolidated financial statements and constituted approximately 22% of total assets as of December 31, 2014, and approximately 9% of net sales for the year then ended.

Based on our assessment and those criteria, management has determined that, as of December 31, 2014, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, which appears on the following page.

Dated:	February 20, 2015	/s/ James L. Wainscott
James L. Wainscott
Chairman of the Board, President and Chief Executive Officer

Dated:	February 20, 2015	/s/ Roger K. Newport
Roger K. Newport
Senior Vice President, Finance and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
AK Steel Holding Corporation

We have audited AK Steel Holding Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  AK Steel Holding Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Dearborn or Mountain State Carbon, which are included in the 2014 consolidated financial statements and constituted approximately 22% of total assets as of December 31, 2014, and 9% of net sales for the year then ended. Our audit of internal control over financial reporting of AK Steel Holding Corporation also did not include an evaluation of the internal control over financial reporting of Dearborn or Mountain State Carbon.

In our opinion, AK Steel Holding Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2014 consolidated financial statements of AK Steel Holding Corporation and our report dated February 20, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Cincinnati, Ohio
February 20, 2015

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information with respect to the Company’s Executive Officers is set forth in Part I of this Annual Report pursuant to General Instruction G of Form 10-K.  The information required to be furnished pursuant to this item with respect to Directors of the Company will be set forth under the caption “Election of Directors” in the Company’s proxy statement (the “2015 Proxy Statement”) to be furnished to stockholders in connection with the solicitation of proxies by the Company’s Board of Directors for use at the 2015 Annual Meeting of Stockholders, and is incorporated herein by reference.

The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2015 Proxy Statement, and is incorporated herein by reference.

The information required to be furnished pursuant to this item with respect to the Audit Committee and the Audit Committee financial expert will be set forth under the caption “Committees of the Board of Directors” in the 2015 Proxy Statement, and is incorporated herein by reference.

Information required to be furnished pursuant to this item with respect to and any material changes to the process by which security holders may recommend nominees to the Board of Directors will be set forth under the caption “Stockholder Proposals for the 2016 Annual Meeting and Nominations of Directors” in the 2015 Proxy Statement, and is incorporated herein by reference.

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

The information required to be furnished pursuant to this item will be set forth under the caption “Executive Compensation” and in the Director Compensation Table and its accompanying narrative in the 2015 Proxy Statement, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required to be furnished pursuant to this item with respect to compensation plans under which equity securities of the Company are authorized for issuance will be set forth under the caption “Equity Compensation Plan Information” in the 2015 Proxy Statement, and is incorporated herein by reference.

Other information required to be furnished pursuant to this item will be set forth under the caption “Stock Ownership” in the 2015 Proxy Statement, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required to be furnished pursuant to this item will be set forth under the captions “Related Person Transactions” and “Board Independence” in the 2015 Proxy Statement, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required to be furnished pursuant to this item will be set forth under the caption “Principal Accounting Firm Fees” in the 2015 Proxy Statement, and is incorporated herein by reference.

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

 (a)(3)  Exhibits

The list of exhibits begins on the next page.

INDEX TO EXHIBITS

Exhibit Number	Description
*3.1	Restated Certificate of Incorporation of AK Steel Holding Corporation.

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

4.1(a)
First Supplemental Indenture, dated as of May 11, 2010, among AK Steel Corporation, as issuer, AK Steel Holding Corporation, as guarantor, and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.2 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on May 11, 2010).

4.1(b)
Second Supplemental Indenture, dated as of March 22, 2012, among AK Steel Corporation, as issuer, AK Steel Holding Corporation, as guarantor, and U.S. Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on March 22, 2012).

4.1(c)
Third Supplemental Indenture, dated as of November 20, 2012, among AK Steel Corporation, as issuer, AK Steel Holding Corporation, as guarantor, and U.S. Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on November 20, 2012).

4.1(d)
Fourth Supplemental Indenture, dated as of April 29, 2014, among AK Steel Corporation, AK Steel Holding Corporation, as parent guarantor, AK Tube LLC and AK Steel Properties, Inc., as subsidiary guarantors, and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.2 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q, as filed with the Commission on May 2, 2014).

4.1(e)
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

4.2
Indenture, dated as of November 20, 2012, among AK Steel Corporation, as issuer, AK Steel Holding Corporation, as guarantor, and U.S. Bank, National Association, as trustee and collateral agent (incorporated herein by reference to Exhibit 4.2 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on November 20, 2012).

4.2(a)
First Supplemental Indenture dated as of April 29, 2014 among AK Steel Corporation, AK Tube LLC and AK Steel Properties, Inc., as subsidiary guarantors, U.S. Bank National Association, as trustee and as collateral agent (incorporated herein by reference to Exhibit 4.1 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q, as filed with the Commission on May 2, 2014).

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

10.4(a)+
First Amendment to the Annual Management Incentive Plan, as amended and restated as of October 18, 2007 (incorporated herein by reference to Exhibit 10.4(a) to AK Steel Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Commission on February 21, 2014).

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

10.7+
Executive Retirement Income Plan adopted March 20, 2014 (incorporated by reference to Exhibit 10.10 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, as filed with the Commission on May 2, 2014).

10.8+
Form of Executive Officer Severance Agreement (incorporated herein by reference to Exhibit 10.2 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on March 26, 2014).

10.9+
Form of Executive Officer Change of Control Agreement (incorporated herein by reference to Exhibit 10.1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on March 26, 2014).

10.10+
Form of Restricted Stock Award for special bonus grants to executive officers and selected key managers of the Company (incorporated herein by reference to Exhibit 10.25 to AK Steel Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 8, 2005).

10.11+
Form of the Performance Share Award Agreement for performance-based equity awards to executive officers and key managers of the Company (incorporated herein by reference to Exhibit 10.26 to AK Steel Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 8, 2005).

10.12+
AK Steel Holding Corporation Stock Incentive Plan, as amended and restated as of March 20, 2014 (incorporated by reference to Exhibit 10.3 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, as filed with the Commission on November 4, 2014).

10.13+
Long-Term Performance Plan, as amended and restated as of April 12, 2010 (incorporated herein by reference to Annex A to AK Steel Holding Corporation’s Proxy Statement for its 2010 Annual Meeting of Stockholders held May 27, 2010, as filed with the Commission on April 12, 2010).

Exhibit Number	Description
10.14
Amended and Restated Loan and Security Agreement, dated as of March 17, 2014, among AK Steel, as Borrower, and certain financial institutions as the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on March 18, 2014).

10.14(a)
Joinder to Amended and Restated Loan and Security Agreement dated as of April 29, 2014, among AK Steel Corporation, AK Tube LLC and Bank of America, N.A., as agent for the Lenders (incorporated by reference to Exhibit 10.4 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, as filed with the Commission on May 2, 2014).

10.14(b)
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

10.15
Amended and Restated Operating Agreement of Magnetation LLC dated as of October 4, 2011 (incorporated herein by reference to Exhibit 10.1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on October 5, 2011).

10.15(a)
Amendment No. 1, dated April 30, 2013, to Amended and Restated Operating Agreement of Magnetation LLC (incorporated by reference to Exhibit 10.1 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, as filed with the Commission on May 3, 2013).

10.16
Air Quality Facilities Loan Agreement dated as of February 1, 2012 between AK Steel Corporation and the Ohio Air Quality Development Authority - $36,000,000 Revenue Refunding Bonds, Series 2012-A (incorporated herein by reference to Exhibit 10.1 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on February 7, 2012).

10.16(a)
Guaranty Agreement dated as of April 29, 2014, by AK Tube LLC and AK Steel Properties, Inc. to Wells Fargo Bank, National Association, as trustee, pertaining to the Ohio Air Quality Development Authority - $36,000,000 Revenue Refunding Bonds, Series 2012-A (incorporated by reference to Exhibit 10.7 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, as filed with the Commission on May 2, 2014).

10.17
Loan Agreement dated as of February 1, 2012 between AK Steel Corporation and the City of Rockport, Indiana - $30,000,000 Revenue Refunding Bonds, Series 2012-A (incorporated herein by reference to Exhibit 10.2 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on February 7, 2012).

10.17(a)
Guaranty Agreement dated as of April 29, 2014, by AK Tube LLC and AK Steel Properties, Inc. to Wells Fargo Bank, National Association, as trustee, pertaining to City of Rockport, Indiana - $30,000,000 Revenue Refunding Bonds, Series 2012-A (incorporated by reference to Exhibit 10.8 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, as filed with the Commission on May 2, 2014).

10.18
Loan Agreement dated as of February 1, 2012 between AK Steel Corporation and the Butler County Industrial Development Authority - $7,300,000 Revenue Refunding Bonds, Series 2012-A (incorporated herein by reference to Exhibit 10.3 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on February 7, 2012).

10.18(a)
Guaranty Agreement dated as of April 29, 2014, by AK Tube LLC and AK Steel Properties, Inc. to Wells Fargo Bank, National Association, as trustee, pertaining to Butler County Industrial Development Authority - $7,300,000 Revenue Refunding Bonds, Series 2012-A (incorporated by reference to Exhibit 10.9 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, as filed with the Commission on May 2, 2014).

10.19
Security Agreement dated as of November 20, 2012, among the AK Steel Corporation and U.S. Bank National Association, as trustee and collateral agent (incorporated herein by reference to Exhibit 10.3 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on November 20, 2012).

Exhibit Number	Description
10.19(a)
Security Agreement Supplement dated as of April 29, 2014, among AK Steel Corporation, AK Tube LLC, AK Steel Properties, Inc. and U.S. Bank National Association, as trustee and collateral agent (incorporated by reference to Exhibit 10.5 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, as filed with the Commission on May 2, 2014).

10.20
Collateral Trust Agreement dated as of November 20, 2012, among AK Steel and U.S. Bank National Association, as trustee and collateral agent (incorporated by reference to Exhibit 10.4 to AK Steel Holding Corporation’s Current Report on Form 8-K, as filed with the Commission on November 20, 2012).

10.20(a)
Supplement to Collateral Trust Agreement dated as of April 29, 2014, among AK Steel Corporation, AK Tube LLC, AK Steel Properties, Inc. and U.S. Bank National Association, as trustee and collateral agent (incorporated by reference to Exhibit 10.6 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, as filed with the Commission on May 2, 2014).

10.21+
Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, as filed with the Commission on November 1, 2013).

10.22
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

*101
The following financial statements from the Annual Report on Form 10-K of AK Steel Holding Corporation for the year ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to Consolidated Financial Statements.

* Filed or furnished herewith, as applicable
+ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in West Chester, Ohio, on February 20, 2015.

AK Steel Holding Corporation
(Registrant)

Dated:	February 20, 2015	/s/ Roger K. Newport
Roger K. Newport
Senior Vice President, Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature	Title	Date

/s/ James L. Wainscott	Chairman of the Board, President	February 20, 2015
James L. Wainscott	and Chief Executive Officer

/s/ Roger K. Newport	Senior Vice President, Finance	February 20, 2015
Roger K. Newport	and Chief Financial Officer

/s/ Gregory A. Hoffbauer		February 20, 2015
Gregory A. Hoffbauer	Controller and Chief Accounting Officer

/s/ Robert H. Jenkins		February 20, 2015
Robert H. Jenkins	Lead Director

/s/ Richard A. Abdoo		February 20, 2015
Richard A. Abdoo	Director

/s/ John S. Brinzo		February 20, 2015
John S. Brinzo	Director

/s/ Dennis C. Cuneo		February 20, 2015
Dennis C. Cuneo	Director

/s/ Sheri H. Edison		February 20, 2015
Sheri H. Edison	Director

/s/ Mark G. Essig		February 20, 2015
Mark G. Essig	Director

/s/ William K. Gerber		February 20, 2015
William K. Gerber	Director

/s/ Ralph S. Michael III		February 20, 2015
Ralph S. Michael III	Director

/s/ Shirley D. Peterson		February 20, 2015
Shirley D. Peterson	Director

/s/ Dr. James A. Thomson		February 20, 2015
Dr. James A. Thomson	Director

/s/ Vicente Wright		February 20, 2015
Vicente Wright	Director