Form 10-Q
period 2015-03-31
AK STEEL HOLDING CORP
filed 2015-05-05
CIK 918160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

or

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

There were 177,806,346 shares of common stock outstanding as of April 29, 2015.

AK STEEL HOLDING CORPORATION

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share data)

	Three Months Ended March 31,
(unaudited)	2015	2014

Net sales	$1,750.9	$1,383.5

Cost of products sold (exclusive of items shown separately below)	1,608.6	1,335.6
Selling and administrative expenses (exclusive of items shown separately below)	69.2	60.2
Depreciation	55.4	48.7
Pension and OPEB expense (income)	(16.1)	(25.7)

Total operating costs	1,717.1	1,418.8

Operating profit (loss)	33.8	(35.3)

Interest expense	43.9	32.2
Impairment of Magnetation investment	(256.3)	—
Other income (expense)	(16.7)	(1.9)

Income (loss) before income taxes	(283.1)	(69.4)

Income tax expense	7.7	1.8

Net income (loss)	(290.8)	(71.2)
Less: Net income attributable to noncontrolling interests	15.5	14.9

Net income (loss) attributable to AK Steel Holding Corporation	$(306.3)	$(86.1)

Basic and diluted earnings per share:
Net income (loss) attributable to AK Steel Holding Corporation common stockholders	$(1.72)	$(0.63)

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in millions)

	Three Months Ended March 31,
(unaudited)	2015	2014
Net income (loss)	$(290.8)	$(71.2)
Other comprehensive income (loss), before tax:
Foreign currency translation gain (loss)	(3.2)	—
Cash flow hedges:
Gains (losses) arising in period	(18.0)	1.9
Reclassification of losses (gains) to net income (loss)	17.9	(2.7)
Pension and OPEB plans:
Gains (losses) arising in period	—	(5.3)
Reclassification of prior service cost (credits) included in net income (loss)	(15.1)	(17.3)
Reclassification of losses (gains) included in net income (loss)	8.2	(0.8)
Other comprehensive income (loss), before tax	(10.2)	(24.2)
Income tax expense related to items of comprehensive income (loss)	—	—
Other comprehensive income (loss)	(10.2)	(24.2)
Comprehensive income (loss)	(301.0)	(95.4)
Less: Comprehensive income attributable to noncontrolling interests	15.5	14.9
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$(316.5)	$(110.3)

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share data)

(unaudited)	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$89.4	$70.2
Accounts receivable, net	574.6	644.3
Inventory, net	1,233.9	1,172.1
Deferred tax assets, current	64.1	67.7
Other current assets	72.8	71.4
Total current assets	2,034.8	2,025.7
Property, plant and equipment	6,407.8	6,388.4
Accumulated depreciation	(4,230.2)	(4,175.2)
Property, plant and equipment, net	2,177.6	2,213.2
Other non-current assets:
Investments in affiliates	116.4	388.7
Other non-current assets	227.5	230.9
TOTAL ASSETS	$4,556.3	$4,858.5
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$745.9	$803.1
Accrued liabilities	284.8	266.5
Current portion of pension and other postretirement benefit obligations	55.1	55.6
Total current liabilities	1,085.8	1,125.2
Non-current liabilities:
Long-term debt	2,528.8	2,452.5
Pension and other postretirement benefit obligations	1,201.1	1,225.3
Other non-current liabilities	133.5	132.5
TOTAL LIABILITIES	4,949.2	4,935.5
Equity (deficit):
Common stock, authorized 300,000,000 shares of $0.01 par value each; issued 178,165,906 and 177,362,600 shares in 2015 and 2014; outstanding 177,806,346 and 177,215,816 shares in 2015 and 2014	1.8	1.8
Additional paid-in capital	2,263.3	2,259.1
Treasury stock, common shares at cost, 359,560 and 146,784 shares in 2015 and 2014	(1.8)	(1.0)
Accumulated deficit	(2,854.3)	(2,548.0)
Accumulated other comprehensive income (loss)	(214.6)	(204.4)
Total stockholders’ equity (deficit)	(805.6)	(492.5)
Noncontrolling interests	412.7	415.5
TOTAL EQUITY (DEFICIT)	(392.9)	(77.0)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$4,556.3	$4,858.5

The Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, include the following amounts related to consolidated variable interest entities, prior to intercompany eliminations. See Note 12 for more information concerning variable interest entities.

(unaudited)	March 31, 2015	December 31, 2014
SunCoke Middletown
Cash and cash equivalents	$28.5	$18.2
Inventory, net	21.1	29.6
Property, plant and equipment	420.3	420.1
Accumulated depreciation	(46.9)	(43.3)
Accounts payable	11.8	10.6
Other assets (liabilities), net	(0.3)	(0.3)
Noncontrolling interests	410.9	413.7

Other variable interest entities
Cash and cash equivalents	$1.0	$1.0
Property, plant and equipment	11.4	11.4
Accumulated depreciation	(9.3)	(9.3)
Other assets (liabilities), net	0.6	0.6
Noncontrolling interests	1.8	1.8

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
	Three Months Ended March 31,
(unaudited)	2015	2014
Cash flows from operating activities:
Net income (loss)	$(290.8)	$(71.2)
Depreciation	51.8	45.1
Depreciation—SunCoke Middletown	3.6	3.6
Amortization	7.5	6.3
Impairment of Magnetation investment	256.3	—
Deferred income taxes	6.8	0.5
Pension and OPEB expense (income)	(16.1)	(25.7)
Contributions to pension trust	(1.0)	(41.3)
Other postretirement benefit payments	(13.6)	(18.6)
Changes in working capital	(44.3)	(14.1)
Changes in working capital—SunCoke Middletown	10.0	(4.5)
Other operating items, net	27.1	(5.1)
Net cash flows from operating activities	(2.7)	(125.0)

Cash flows from investing activities:
Capital investments	(27.9)	(13.8)
Capital investments—SunCoke Middletown	(0.4)	—
Other investing items, net	(5.6)	6.8
Net cash flows from investing activities	(33.9)	(7.0)

Cash flows from financing activities:
Net borrowings under credit facility	75.0	150.0
Debt issuance costs	—	(3.3)
SunCoke Middletown distributions to noncontrolling interest owners	(18.3)	(27.8)
Other financing items, net	(0.9)	(1.1)
Net cash flows from financing activities	55.8	117.8

Net increase (decrease) in cash and cash equivalents	19.2	(14.2)

Cash and cash equivalents, beginning of period	70.2	45.3

Cash and cash equivalents, end of period	$89.4	$31.1

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(dollars in millions)

(unaudited)	Common Stock	Addi- tional Paid-In Capital	Treasury Stock	Accum- ulated Deficit	Accum- ulated Other Compre- hensive Income (Loss)	Noncon- trolling Interests	Total
December 31, 2013	$1.5	$2,079.2	$(174.0)	$(2,451.1)	$323.4	$413.7	$192.7
Net income (loss)				(86.1)		14.9	(71.2)
Retirement of treasury stock	(0.1)	(173.9)	174.0				—
Share-based compensation		4.0					4.0
Purchase of treasury stock			(0.9)				(0.9)
Change in accumulated other comprehensive income (loss)					(24.2)		(24.2)
Net distributions to noncontrolling interests						(27.8)	(27.8)
March 31, 2014	$1.4	$1,909.3	$(0.9)	$(2,537.2)	$299.2	$400.8	$72.6

December 31, 2014	$1.8	$2,259.1	$(1.0)	$(2,548.0)	$(204.4)	$415.5	$(77.0)
Net income (loss)				(306.3)		15.5	(290.8)
Share-based compensation		4.2					4.2
Purchase of treasury stock			(0.8)				(0.8)
Change in accumulated other comprehensive income (loss)					(10.2)		(10.2)
Net distributions to noncontrolling interests						(18.3)	(18.3)
March 31, 2015	$1.8	$2,263.3	$(1.8)	$(2,854.3)	$(214.6)	$412.7	$(392.9)

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise indicated)

NOTE 1 - Basis of Presentation

In the opinion of the management of AK Steel Holding Corporation (“AK Holding”) and its wholly-owned subsidiary, AK Steel Corporation (“AK Steel”, and together with AK Holding, the “Company”), the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2015 and December 31, 2014, the results of its operations for the three months ended March 31, 2015 and 2014, and its cash flows for the three months ended March 31, 2015 and 2014. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2014, included in the Company’s Form 10‑K for the year ended December 31, 2014.

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

The final cash purchase price was $690.3, net of cash acquired. A summary of the preliminary purchase price allocation for the fair value of the assets acquired and the obligations assumed at the date of the acquisition is presented below. The purchase price allocation is preliminary and is subject to the completion of several items, including consideration of final valuations for property, plant and equipment and the investments in affiliates.

Accounts receivable	155.2
Inventory	362.2
Other current assets	3.6
Property, plant and equipment	458.7
Investment in affiliates	88.2
Total assets acquired	1,067.9
Accounts payable	(201.4)
Accrued liabilities	(36.1)
Other postretirement benefit obligations	(128.2)
Other non-current liabilities	(11.9)
Total liabilities assumed	(377.6)
Purchase price, net of cash acquired	$690.3

Unaudited pro forma net sales and operating profit (loss) for the three months ended March 31, 2014 was $1,892.6 and $(30.0), respectively, assuming the acquisition had been completed at the beginning of 2014. This selected unaudited pro forma consolidated financial data is included only for the purpose of illustration and does not necessarily indicate what the operating results would have been if the acquisition had been completed at the beginning of 2014. Moreover, this information does not indicate what the Company’s future operating results will be.

NOTE 3 - Inventories

	March 31, 2015	December 31, 2014
Finished and semi-finished	$1,155.2	$1,053.4
Raw materials	437.1	494.2
Total cost	1,592.3	1,547.6
Adjustment to state inventories at LIFO value	(358.4)	(375.5)
Inventory, net	$1,233.9	$1,172.1

NOTE 4 - Investments in Affiliates

The Company has investments in several businesses accounted for using the equity method of accounting. Cost of products sold includes $1.8 and $2.2 for the three months ended March 31, 2015 and 2014, respectively, for the Company’s share of income of equity investees other than Magnetation LLC (“Magnetation”). The Company’s share of income (loss) related to Magnetation is included in other income (expense) and was $(16.3) and $(1.3) for the three months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015, the Company concluded that its 49.9% equity interest in Magnetation was impaired and therefore recorded a non-cash impairment charge of $256.3 for the quarter ended March 31, 2015, to fully impair the amount of the Company’s investment in Magnetation. Key factors affecting the Company’s conclusion that an other-than-temporary impairment had occurred as of March 31, 2015, include the recent significant market decline in global iron ore pellet pricing during the first quarter of 2015 and resulting negative cash flow effects on Magnetation’s results; a less favorable longer-term forecast of iron ore prices and cash flow outlook for Magnetation as a result of the market decline in iron ore pricing; in the event of a bankruptcy filing, the likely loss of the Company’s equity interest in Magnetation; and Magnetation’s existing capital structure and the inability of Magnetation to raise additional capital from third parties or the equity holders to date. Prior to March 31, 2015, the Company believed that the fair value of the Company’s interest in Magnetation exceeded its carrying amount and that despite near-term temporary pressures on liquidity, long-term cash flow projections of Magnetation were sufficient to allow the Company to recover its investment in Magnetation. During the quarter ended March 31, 2015, the near-term liquidity issues faced by Magnetation intensified due to a combination of an approximate 20% decline in the daily IODEX index and substantially lower futures pricing toward the end of the quarter, a slower-than-expected ramp-up of operations of the pellet plant and resulting lower sales levels, payments due for construction overruns on the pellet and third concentrate plants, and higher-than-expected start-up and operating costs. Although Magnetation accomplished several actions in late 2014 and early 2015 to increase its liquidity, such liquidity enhancements and other cost reduction initiatives were not sufficient to increase liquidity in light of the significant market decline in iron ore pricing during the first quarter of 2015. Based on the current outlook for iron ore prices, the Company concluded that prices could remain suppressed for the near future and that, if this outlook is accurate, it raises questions about the ability of Magnetation to operate profitably. In March 2015, Magnetation began discussions with certain debt holders in order to seek a solution to its liquidity issues. AK Steel also participated in those discussions. To date, the parties have been unable to arrive at a solution acceptable to all participants and on May 5, 2015, Magnetation and its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Minnesota. Magnetation’s outstanding indebtedness is non-recourse to AK Steel. The Company is not required to make any additional capital contributions or other future investments in Magnetation and has not guaranteed any obligations of Magnetation.

Summarized financial statement data for all investees is presented below. The financial results for acquired joint ventures are only included for the period since the acquisition.

	Three Months Ended March 31,
	2015	2014
Revenue	$131.5	$72.4
Gross profit	7.0	24.5
Net income (loss)	(24.6)	5.5

NOTE 5 - Income Taxes

Income taxes recorded through March 31, 2015 and 2014 were estimated using the discrete method. Current year income taxes are based on the actual year-to-date pre-tax loss through March 31, 2015, as well as the related change in the valuation allowance on deferred tax assets. The Company is unable to estimate the annual effective tax rate for 2015 with sufficient precision for purposes of the effective tax rate method, which requires consideration of a projection of full-year income and the expected change in the valuation allowance. The estimated annual effective tax rate method was not reliable due to its sensitivity to small changes to forecasted annual pre-tax earnings and the effect of the Company’s valuation allowance, which create results with significant variations in the customary relationship between income tax expense and pre-tax income for the interim periods. As a result, the Company determined that the use of the discrete method is more appropriate than the annual effective tax rate method. The Company has estimated the change in valuation allowances required based on the year-to-date pre-tax loss and the change in value of the identified tax-planning strategy, which is determined based on year-to-date LIFO income. Included in income tax expense are non-cash charges of $23.8 for the three months ended March 31, 2015, for changes in the valuation allowance on the Company’s deferred tax assets, compared to $31.7 in the three months ended March 31, 2014.

NOTE 6 - Long-term Debt and Other Financing

The Company’s debt balances were as follows:

	March 31, 2015	December 31, 2014
Credit Facility	$680.0	$605.0
8.75% Senior Secured Notes due December 2018	380.0	380.0
5.00% Exchangeable Senior Notes due November 2019 (effective rate of 10.8%)	150.0	150.0
7.625% Senior Notes due May 2020	529.8	529.8
7.625% Senior Notes due October 2021	430.0	430.0
8.375% Senior Notes due April 2022	290.2	290.2
Industrial Revenue Bonds due 2020 through 2028	99.3	99.3
Unamortized debt (discount) premium, net	(30.5)	(31.8)
Total long-term debt	$2,528.8	$2,452.5

During the three months ended March 31, 2015, the Company was in compliance with all the terms and conditions of its debt agreements.

Credit Facility

The Company has a $1.5 billion asset-backed revolving credit facility (the “Credit Facility”), which expires in March 2019 and is guaranteed by AK Steel’s parent company, AK Holding, and by two 100%-owned subsidiaries of AK Steel. The Credit Facility contains common restrictions, including limitations on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliate transactions. The Credit Facility requires the maintenance of a minimum fixed charge coverage ratio of one to one if availability under the Credit Facility is less than $150.0. Availability is calculated as the lesser of the Credit Facility commitment or the Company’s eligible collateral after advance rates, less, in either case, outstanding revolver borrowings and letters of credit. The Company’s obligations under its Credit Facility are secured by its inventory and accounts receivable, and availability under the Credit Facility fluctuates monthly based on the varying levels of eligible collateral. The Credit Facility includes a separate “first-in, last-out”, or “FILO” tranche, which allows the Company to maximize its eligible collateral at higher advance rates.

At March 31, 2015, the Company’s eligible collateral, after application of applicable advance rates, was $1.5 billion. As of March 31, 2015, there were outstanding Credit Facility borrowings of $680.0. Availability as of March 31, 2015 was further reduced by $73.3 of outstanding letters of credit, resulting in remaining availability of $746.7.

NOTE 7 - Pension and Other Postretirement Benefits

The Company provides noncontributory pension and various healthcare and life insurance benefits to most employees and retirees. The Company expects to contribute approximately $25.0 to the master pension trust during 2015. Of this total, $1.0 was contributed in the three months ended March 31, 2015, leaving $24.0 to be made during the remainder of 2015. Based on current funding projections, no contributions to the master pension trust are required for 2016 and 2017, though future funding projections could be affected by differences between expected and actual returns on plan assets, actuarial data and assumptions relating to plan participants, the interest rate used to measure the pension obligations and changes to regulatory funding requirements.

Net periodic benefit cost (income) for pension and other postretirement benefits were as follows:

	Three Months Ended March 31,
	2015	2014
Pension Benefits
Service cost	$0.6	$0.4
Interest cost	32.5	36.7
Expected return on assets	(49.7)	(50.7)
Amortization of prior service cost	1.1	1.0
Amortization of (gain) loss	7.8	(0.5)
Net periodic benefit cost (income)	$(7.7)	$(13.1)

Other Postretirement Benefits
Service cost	$1.8	$1.0
Interest cost	5.6	5.0
Amortization of prior service cost (credit)	(16.2)	(18.3)
Amortization of (gain) loss	0.4	(0.3)
Net periodic benefit cost (income)	$(8.4)	$(12.6)

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

	March 31, 2015	December 31, 2014
Accrued liabilities	$15.1	$17.6
Other non-current liabilities	33.2	32.7

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

As previously reported, on October 17, 2012, the EPA issued an NOV and Notice of Intent to File a Civil Administrative Complaint to AK Steel’s Mansfield Works alleging violations of RCRA primarily relating to the Company’s management of electric arc furnace dust at the facility. The Company is investigating these claims and is working with the EPA to attempt to resolve them. The NOV proposed a civil penalty of approximately $0.3. However, on March 23, 2015, the EPA reduced its penalty demand to $0.1. AK Steel believes it will reach a settlement in this matter, but it cannot be certain that a settlement will be reached and cannot reliably estimate at this time how long it will take to reach a settlement or what all of its terms might be. AK Steel will vigorously contest any claims which cannot be resolved through a settlement.

As previously reported, on May 12, 2014, the Michigan Department of Environmental Quality (“MDEQ”) issued to Dearborn Works (then a part of Dearborn) an Air Permit to Install No. 182-05C (the “PTI”) to increase the emission limits for the blast furnace and other emission sources. The PTI was issued as a correction to a prior permit to install based on information that was not available during the prior permitting process. On July 10, 2014, the South Dearborn Environmental Improvement Association (“SDEIA”), Detroiters Working for Environmental Justice, Original United Citizens of Southwest Detroit and Sierra Club filed a Claim of Appeal of the PTI in the State of Michigan Wayne County Circuit, Case No. 14-008887-AA. Appellants and the MDEQ stipulated to the intervention of Dearborn (now AK Steel) in this action as an additional appellee. The appellants allege multiple deficiencies with the permit and the permitting process. On October 9, 2014, the appellants filed a Motion for Peremptory Reversal of the MDEQ’s decision to issue the PTI. AK Steel believes that the MDEQ issued this permit properly in compliance with applicable law and will vigorously contest this appeal. On October 17, 2014, AK Steel filed a motion to dismiss the appeal of SDEIA. Additionally, on December 15, 2014, AK Steel filed a motion to dismiss the appeal for lack of jurisdiction. The hearing on all three motions occurred on February 12, 2015. At the conclusion of the hearing, all three motions were denied. On March 18, 2015, AK Steel filed an application for leave to appeal to the Michigan Court of Appeals seeking to overturn the decision of the Circuit Court denying its motion to dismiss for lack of jurisdiction. Until the appeal is resolved, AK Steel cannot determine what the ultimate permit limits will be. Until the permit limits are determined and final, AK Steel cannot reliably estimate the costs, if any, which it will incur in the event that the permit limits are changed as a result of the appeal. Nor can it determine if such costs will be material or the timeframe over which any potential costs would be incurred.

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

As previously reported, between 2008 and 2014, MDEQ and the EPA issued multiple NOVs to Dearborn Works covering a wide range of alleged environmental violations, mostly regarding the Clean Air Act. AK Steel has reached a tentative settlement with the United States Department of Justice and MDEQ resolving the alleged violations contained in the NOVs. However, this settlement still must be approved by the court in a decision not subject to appeal before the settlement will become final. AK Steel cannot reliably estimate at this time whether the settlement will ultimately be approved by the court or whether it will incur any costs or fines in the event that the settlement is not approved. AK Steel will vigorously contest any claims that cannot be resolved through a settlement.

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

As previously reported, on April 27, 2000, MDEQ issued a RCRA Corrective Action Order No. 111-04-00-07E to Rouge Steel Company and Ford Motor Company for the property that includes the Dearborn Works. The Corrective Action Order has been amended five times. Dearborn became a party to the Corrective Action Order via an amendment dated January 24, 2004, as a result of becoming the successor-in-interest to Rouge Steel Company for certain matters. AK Steel is the successor to Dearborn by virtue of its recent acquisition of Dearborn. The Corrective Action Order requires the site-wide investigation and where appropriate, remediation, of the facility. The site investigation and remediation is ongoing. AK Steel cannot reliably estimate at this time how long it will take to complete this site investigation and remediation. To date, Ford Motor Company has incurred most of the costs of the investigation and remediation due to its prior ownership of the steelmaking operations at Dearborn Works. Until the site investigation is completed, AK Steel cannot reliably estimate the additional costs to it, if any, associated with any potentially required remediation of the site or the timeframe during which these potential costs would be incurred.

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

As previously reported, on February 6, 2012, the United States and the WVDEP filed a Complaint under the Clean Air Act and RCRA against Mountain State Carbon in the United States District Court for the Northern District for West Virginia, Civil Action No. 5:12-CV-19. On March 6, 2012, WVDEP voluntarily dismissed its claims against Mountain State Carbon. The case proceeded to a bench trial in May 2014, during which the United States pursued three main claims alleging: (1) excess opacity at the combustion stack caused by deficient thru walls; (2) excess hydrogen sulfide emissions due to a deficient primary cooler; and (3) various RCRA violations. The government sought injunctive relief on each claim, and a civil penalty of $10.6. On July 17, 2014, the court issued its Findings of Facts, Conclusions of Law and Memorandum Order and dismissed most of the United States’ claims in their entirety. The court did, however, assess a civil penalty of approximately $2.4 and order three injunctive relief measures: (1) the assessment by both parties’ experts of the sufficiency of the cokemaking facility’s thru walls and the submission to the court of a report by October 15, 2014, following which the replacement of some thru walls could be required; (2) the requirement for Mountain State Carbon to install and utilize an automated system that tracks oven charging times at Battery 8 to identify ovens that cause opacity violations; and (3) the requirement for Mountain State Carbon to clean all spiral heat exchangers as soon as practicable and establish a regular cleaning schedule. On August 21, 2014, the court issued an Order in response to the Plaintiff’s Motion for Entry of Judgment, memorializing the judgment identified in the Findings of Fact, Conclusions of Law and Memorandum Order. On October 17, 2014, the United States appealed the judgment to the United States Court of Appeals for the Fourth Circuit. On April 21, 2015, the United States filed a motion with the United States Court of Appeals for the Fourth Circuit to voluntarily dismiss its appeal. That same day, the United States Court of Appeals for the Fourth Circuit approved that motion and entered an order dismissing the appeal, concluding this case.

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

Information on asbestos cases pending at March 31, 2015, is presented below:

Asbestos Cases Pending at
March 31, 2015
Cases with specific dollar claims for damages:
Claims up to $0.2	117
Claims above $0.2 to $5.0	6
Claims above $5.0 to $15.0	2
Claims above $15.0 to $20.0	2
Claims above $20.0 to $30.5	1
Total claims with specific dollar claims for damages (a)	128
Cases without a specific dollar claim for damages	267
Total asbestos cases pending	395

(a)	Involve a total of 2,336 plaintiffs and 17,060 defendants

In each case, the amount described is per plaintiff against all of the defendants, collectively. Thus, it usually is not possible at the outset of a case to determine the specific dollar amount of a claim against AK Steel. In fact, it usually is not even possible at the outset to determine which of the plaintiffs actually will pursue a claim against AK Steel. Typically, that can only be determined through written interrogatories or other discovery after a case has been filed. Thus, in a case involving multiple plaintiffs and multiple defendants, AK Steel initially only accounts for the lawsuit as one claim against it. After AK Steel has determined through discovery whether a particular plaintiff will pursue a claim against it, it makes an appropriate adjustment to statistically account for that specific claim. It has been AK Steel’s experience to date that only a small percentage of asbestos plaintiffs ultimately identify AK Steel as a target defendant from whom they actually seek damages and most of these claims ultimately are either dismissed or settled for a small fraction of the damages initially claimed. Set forth below is a chart showing the number of new claims filed (accounted for as described above), the number of pending claims disposed of (i.e., settled or otherwise dismissed), and the approximate net amount of dollars paid on behalf of AK Steel in settlement of asbestos-related claims in the three months ended March 31, 2015 and 2014.

	Three Months Ended
	March 31,
	2015	2014
New Claims Filed	16	13
Pending Claims Disposed Of	17	14
Total Amount Paid in Settlements	$0.1	$0.3

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

As previously reported, in September and October 2008 and again in July 2010, several companies filed purported class actions in the United States District Court for the Northern District of Illinois against nine steel manufacturers, including AK Holding. The case numbers for these actions are 08CV5214, 08CV5371, 08CV5468, 08CV5633, 08CV5700, 08CV5942, 08CV6197 and 10CV04236. On December 28, 2010, another action, case number 32,321, was filed in state court in the Circuit Court for Cocke County, Tennessee. The defendants removed the Tennessee case to federal court and in March 2012 it was transferred to the Northern District of Illinois. The plaintiffs in the various pending actions are companies which claim to have purchased steel products, directly or indirectly, from one or more of the defendants and they purport to file the actions on behalf of all persons and entities who purchased steel products for delivery or pickup in the United States from any of the named defendants at any time from at least as early as January 2005. The complaints allege that the defendant steel producers have conspired in violation of antitrust laws to restrict output and to fix, raise, stabilize and maintain artificially high prices with respect to steel products in the United States. In March 2014, AK Holding reached an agreement with the direct purchaser plaintiffs to tentatively settle the claims asserted against AK Holding, subject to certain court approvals set forth below. Pursuant to that settlement, AK Holding agreed to pay $5.8 to the plaintiff class of direct purchasers in exchange for a complete release of all claims from the members of that class. AK Holding continues to believe that the claims asserted against it lack any merit, but it elected to enter into the settlement in order to avoid the ongoing expense of defending itself in this protracted and expensive antitrust litigation. Notice of the proposed settlement was provided to members of the settlement class. After receipt of such notice, several class members elected to opt out of the class settlement. Following a fairness hearing, on October 21, 2014 the Court entered an order and judgment approving the settlement and dismissing all of the direct plaintiffs’ claims against the Company with prejudice as to the settlement class. The Company recorded a charge during the first quarter of 2014 in the amount of the tentative settlement with the direct purchaser plaintiff class and has paid that amount into an escrow account. At this stage, the Company does not have adequate information available to determine that a loss is probable or to reliably or accurately estimate its potential loss, if any, with respect to the remaining indirect purchaser plaintiff class members and any direct purchaser class members that have opted out of the class (hereinafter collectively referred to as the “Remaining Plaintiff Class Members”). Because the Company has been unable to determine that a potential loss in this case with respect to the Remaining Plaintiff Class Members is probable or estimable, it has not recorded an accrual related to this matter for them. In the event that the Company’s assumptions used to evaluate whether a loss in this matter is either probable or estimable with respect to the Remaining Plaintiff Class Members prove to be incorrect or change in future periods, the Company may be required to record a charge for their claims at a later date.

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

As previously reported, on June 13, 2013, Cliffs Sales Company (“Cliffs”) filed an action in the United States District Court for the Northern District of Ohio, Civil Action No. 1:13 cv 1308, against Dearborn pertaining to Dearborn Works. Cliffs claims that Dearborn breached a May 21, 2008, Agreement for Sale of Reclaimed Iron Units, as amended (the “Iron Unit Agreement”). Cliffs claims that Dearborn breached the Iron Unit Agreement by failing to purchase the required amount of pellets, chips and fines as allegedly required. Dearborn filed an answer denying the material allegations of the complaint and asserting several affirmative defenses. In January of 2014, the presiding judge ordered a stay of the proceedings until Cliffs and Dearborn completed an arbitration of a separate dispute. That arbitration is now concluded and it is anticipated that the stay of the litigation will be lifted. Discovery is expected to re-commence in the near future. AK Steel, as successor-in-interest to Dearborn, intends to contest this matter vigorously. At this time, AK Steel has not made a determination that a loss is probable and it does not have adequate information to reliably or accurately estimate its potential loss in the event that Cliffs were to prevail in this lawsuit. Because AK Steel has been unable to determine that a loss is probable or estimable, it has not recorded an accrual related to this matter. In the event that AK Steel’s assumptions used to evaluate whether a loss in this matter is either probable or estimable prove to be incorrect or change in future periods, AK Steel may be required to record a liability for an adverse outcome.

As previously reported, on August 29, 2014, Dearborn served a private arbitration demand and asserted a breach of contract claim against PCI Enterprises Company (“PCI”) with respect to Dearborn Works. In its demand, Dearborn sought a declaration that it properly terminated a Pulverized Coal Supply Agreement with PCI (the “PCI Agreement”) and damages in the amount of $11.8. On the same date, PCI served a statement of claim against Dearborn alleging that it breached the PCI Agreement and seeking damages in an amount between $12.0 and $14.0. The parties conducted discovery and the arbitration hearing commenced on December 10, 2014. Before the arbitration concluded, the parties reached an agreement in principal to settle their dispute, which was largely effectuated through an amendment to the PCI Agreement. Dearborn was not required to pay any damages to PCI as part of the settlement. In February 2015, the parties executed a written settlement agreement and the amendment to the PCI agreement, and the arbitration was dismissed.

On December 8, 2014, United States Steel Corporation (“US Steel”) filed an action against AK Steel and Dearborn in the Circuit Court for the County of Wayne, Michigan, Case No. 14-015598-CK, seeking a declaratory judgment and other relief with respect to the ownership and operation of DESCCO, a joint venture between US Steel and AK Steel that was acquired as part of the acquisition by the Company of Dearborn from Severstal. Principally at issue is the fair market value of the 50% interest in DESCCO which AK Steel acquired from Severstal and the rights and obligations of the parties with respect to the acquisition of that interest by US Steel pursuant to a purchase option. AK Steel, for itself and on behalf of Dearborn, has filed Answers in the action in which it denies certain material allegations of the Complaint and raised various affirmative defenses. AK Steel also has filed a counterclaim against US Steel for breach of contract. On January 26, 2015, US Steel filed a motion to dismiss AK Steel’s counterclaim. In February 2015, the parties mediated the dispute and reached an agreement in principal as to the market value of DESCCO and the amount which US Steel will pay to AK Steel for its 50% interest in DESCCO. The parties are in the process of preparing a written agreement memorializing that settlement, and are negotiating related agreements on a number of transition issues.

Trade Cases

As previously reported, on June 1, 2009, the Chinese Ministry of Commerce (“MOFCOM”) initiated antidumping and countervailing duty investigations of imports of grain-oriented electrical steel (“GOES”) from Russia and the United States. China initiated the investigations based on a petition filed by two Chinese steelmakers. These two steelmakers alleged that AK Steel and Allegheny Technologies Inc. of the United States and Novolipetsk Steel of Russia exported GOES to China at less than fair value, and that the production of GOES in the United States has been subsidized by the U.S. government. On December 9, 2009, MOFCOM issued its preliminary determination that GOES producers in the United States and Russia had been dumping in the China market and that GOES producers in the United States had received subsidies from the U.S. government. The Chinese authorities imposed provisional additional duties on future imports of GOES from Russia and/or the United States to China. On or about April 10, 2010, MOFCOM issued a final determination of dumping and subsidization against GOES producers in the United States and Russia. On September 16, 2010, the Office of the United States Trade Representative (“USTR”) filed a complaint with the World Trade Organization (the “WTO”) against China for violating the WTO’s rules by imposing antidumping and countervailing duties against imports of GOES from the United States. After conducting several rounds of hearings, on June 15, 2012, a panel (the “Panel”) composed by the WTO to decide the case issued its final decision in the case. In its decision, the Panel concluded that MOFCOM imposed antidumping and countervailing duties on imports of GOES from the United States in a manner that was inconsistent with China’s WTO obligations. On July 20, 2012, China filed an appeal of the Panel’s decision to the WTO Appellate Body. On April 10, 2015, while the WTO appellate proceedings still were pending, the initial five-year period for imposition of the antidumping and countervailing duties on imports of GOES from producers in the United States expired, and MOFCOM announced that it would not initiate sunset reviews of those duties. As a result, the antidumping and countervailing duties on imports of GOES from the United States were terminated effective April 11, 2015.

On September 18, 2013, AK Steel, along with another domestic producer and the United Steelworkers (collectively, the “Petitioners”), filed trade cases against imports of GOES from seven countries. Antidumping (“AD”) petitions were filed against China, the Czech Republic, Germany, Japan, Poland, Russia and South Korea and a countervailing duty (“CVD”) petition was filed against China charging that unfairly traded imports of GOES from those seven countries are causing material injury to the domestic industry. The United States Department of Commerce (“DOC”) initiated the cases on October 24, 2013. On November 19, 2013, the International Trade Commission (“ITC”) made a preliminary determination that there is a reasonable indication that GOES imports caused or threaten to cause material injury. On May 5, 2014, the DOC issued preliminary determinations that imports of GOES from China, the Czech Republic, Germany, Japan, Poland, Russia and South Korea are being dumped in the United States. On July 17, 2014, the DOC issued final dumping determinations with respect to imports of GOES from Germany, Japan and Poland, affirming the preliminary dumping margins for these three countries. As a result of the preliminary dumping determinations on China, the Czech Republic, Russia and South Korea, and final dumping determinations on Germany, Japan and Poland, importers were required to post cash deposits with U.S. Customs and Border Protection on imports of GOES from these seven countries (in addition to any deposits required by the preliminary affirmative CVD determinations). The DOC also reached affirmative preliminary critical circumstances findings with respect to Poland and Russia. In separate decisions issued on August 27, 2014 and October 23, 2014, the ITC issued its final determination with respect to imports of GOES from

China, the Czech Republic, Germany, Japan, Poland, Russia and South Korea. In each of these decisions, the ITC determined in a 5-1 vote that the United States steel industry is neither materially injured nor threatened with material injury by reason of those imports. These two ITC decisions nullify the DOC’s preliminary assessment of dumping duties on GOES imports from each of the countries against which the trade petition was filed, as well as a CVD determination with respect to China.  On September 16, 2014, the Petitioners filed an appeal of the ITC’s August 27, 2014, decision to the Court of International Trade (the “CIT”), and on November 13, 2014, the Petitioners filed an appeal of the ITC’s October 23, 2014, decision to the CIT. Those two appeals have been consolidated into a single appeal at the CIT, and AK Steel expects a decision in the appeal in approximately one year from the date of the commencement of the appeal.

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

NOTE 9 - Share-based Compensation

AK Holding’s Stock Incentive Plan permits the granting of nonqualified stock option, restricted stock, performance share and restricted stock unit awards to Directors, officers and other employees of the Company. The following table summarizes information about share-based compensation expense, which the Company has estimated will be $8.5 for 2015:

	Three Months Ended March 31,
Share-based Compensation Expense	2015	2014
Stock options	$1.2	$1.0
Restricted stock	2.1	1.9
Restricted stock units issued to Directors	0.3	0.3
Performance shares	0.6	0.8
Total share-based compensation expense	$4.2	$4.0

The Company granted stock options on 732,500 shares during the three months ended March 31, 2015, at a weighted-average fair value of $2.28 per share of stock option. There have been no options exercised in 2015.

The Company granted restricted stock awards of 784,400 shares during the three months ended March 31, 2015, at a weighted-average fair value of $4.00 per share. The total intrinsic value of restricted stock awards that vested (i.e., restrictions lapsed) during the three months ended March 31, 2015 was $2.5.

The Company granted performance share awards of 890,700 shares during the three months ended March 31, 2015, at a weighted-average fair value of $3.09 per share.

NOTE 10 - Comprehensive Income (Loss)

The details of other comprehensive income (loss), net of tax, are as follows:

	Three Months Ended March 31,
	2015	2014
Foreign currency translation
Balance at beginning of period	$1.0	$4.7
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(3.2)	—
Balance at end of period	$(2.2)	$4.7
Cash flow hedges
Balance at beginning of period	$(32.2)	$18.3
Other comprehensive income (loss):
Gains (losses) arising in period	(18.0)	1.9
Income tax expense	—	—
Gains (losses) arising in period, net of tax	(18.0)	1.9
Reclassification of losses (gains) to net income (loss)—commodity contracts (a)	17.9	(2.7)
Income tax expense	—	—
Net amount of reclassification of losses (gains) to net income (loss)	17.9	(2.7)
Total other comprehensive income (loss), net of tax	(0.1)	(0.8)
Balance at end of period	$(32.3)	$17.5
Unrealized holding gains (losses) on securities
Balance at beginning of period	$0.4	$0.4
Other comprehensive income (loss):
Unrealized holding gains arising in period	—	—
Income tax expense	—	—
Unrealized holding gains (losses) arising in period, net of tax	—	—
Balance at end of period	$0.4	$0.4
Pension and OPEB plans
Balance at beginning of period	$(173.6)	$300.0
Other comprehensive income (loss):
Gains (losses) arising in period	—	(5.3)
Income tax expense	—	—
Gains (losses) arising in period, net of tax	—	(5.3)
Reclassification to net income (loss):
Prior service costs (credits) (b)	(15.1)	(17.3)
Actuarial (gains) losses (b)	8.2	(0.8)
Subtotal	(6.9)	(18.1)
Income tax expense	—	—
Amount of reclassification to net income (loss), net of tax	(6.9)	(18.1)
Total other comprehensive income (loss), net of tax	(6.9)	(23.4)
Balance at end of period	$(180.5)	$276.6

(a)	Amounts are included in cost of products sold on the Condensed Consolidated Statements of Operations.

(b)	Amounts are included in pension and OPEB expense (income) on the Condensed Consolidated Statements of Operations.

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

	Three Months Ended March 31,
	2015	2014
Net income (loss) attributable to AK Steel Holding Corporation	$(306.3)	$(86.1)
Less: distributed earnings to common stockholders and holders of certain stock compensation awards	—	—
Undistributed earnings (loss)	$(306.3)	$(86.1)

Common stockholders earnings—basic and diluted:
Distributed earnings to common stockholders	$—	$—
Undistributed earnings (loss) to common stockholders	(305.1)	(85.8)
Common stockholders earnings (loss)—basic and diluted	$(305.1)	$(85.8)

Common shares outstanding (weighted-average shares in millions):
Common shares outstanding for basic earnings per share	177.0	136.1
Effect of exchangeable debt	—	—
Effect of dilutive stock-based compensation	—	—
Common shares outstanding for diluted earnings per share	177.0	136.1

Basic and diluted earnings per share:
Distributed earnings	$—	$—
Undistributed earnings (loss)	(1.72)	(0.63)
Basic and diluted earnings (loss) per share	$(1.72)	$(0.63)

Potentially issuable common shares (in millions) excluded from earnings per share calculation due to anti-dilutive effect	3.0	7.9

NOTE 12 - Variable Interest Entities

SunCoke Middletown

The Company purchases all of the coke and electrical power generated from the Middletown Coke Company, LLC (“SunCoke Middletown”), an affiliate of SunCoke Energy, Inc., under long-term supply agreements. SunCoke Middletown is deemed to be a variable interest entity because the Company has committed to purchase all of the expected production from the facility through at least 2031 and the Company has been determined to be the primary beneficiary. Thus, the financial results of SunCoke Middletown are required to be consolidated with the results of the Company, even though the Company has no ownership interest in SunCoke Middletown. Included in the Consolidated Statements of Operations was income before taxes related to SunCoke Middletown of $15.4 and $15.0 for the three months ended March 31, 2015 and 2014, respectively.

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

NOTE 13 - Fair Value Measurements

The Company measures certain assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various valuation approaches. The hierarchy of those valuation approaches is classified into three levels based on the reliability of inputs as follows:

•	Level 1 inputs are quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•
Level 2 inputs are inputs, other than quoted prices, that are directly or indirectly observable for the asset or liability. Level 2 inputs include model-generated values that rely on inputs either directly observed or readily-derived from available market data sources, such as Bloomberg or other news and data vendors. They include quoted prices for similar assets or liabilities in active markets, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves observable at commonly quoted intervals or current market) and contractual prices for the underlying financial instrument, as well as other relevant economic factors. Common/collective trusts are valued at the net asset value per share multiplied by the number of shares held as of the measurement date. The determination of net asset value for these trusts includes market pricing of the underlying assets as well as broker quotes and other valuation techniques that represent fair value. If the Company has the ability to redeem its investment in the respective alternative investment at the net asset value with no significant restrictions on the redemption at the consolidated balance sheet date, the Company has categorized the alternative investment as a Level 2 measurement in the fair value hierarchy. Fair values of the Company’s commodity derivative contracts and foreign currency forward contracts are generated using forward prices that are derived from observable futures prices relating to the respective commodity or currency from sources such as the New York Mercantile Exchange (NYMEX) or the London Metal Exchange (LME). In cases where the derivative is an option contract (including caps, floors and collars), the Company’s valuations reflect adjustments made to valuations generated by the derivatives’ counterparty. After validating that the counterparty’s assumptions relating to implied volatilities are in line with an independent source for these implied volatilities, the Company discounts these model-generated future values with discount factors designed to reflect the credit quality of the party obligated to pay under the derivative contract. Differing discount rates are applied to different contracts as a function of differing maturities and different counterparties. As of March 31, 2015, a spread over benchmark rates of less than 1% was used for derivatives valued as assets and less than 3% for derivatives valued as liabilities. The Company has estimated the fair value of long-term debt based upon quoted market prices for the same or similar issues or on the current interest rates available to the Company for debt of similar terms and maturities.

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	March 31, 2015			December 31, 2014
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets measured at fair value
Cash and cash equivalents	$89.4	$—	$89.4	$70.2	$—	$70.2
Other current assets:
Foreign exchange contracts	—	2.9	2.9	—	1.2	1.2
Commodity hedge contracts	—	1.6	1.6	—	3.6	3.6
Other non-current assets:
Available for sale investments—cash and cash equivalents	3.3	—	3.3	3.3	—	3.3
Commodity hedge contracts	—	1.1	1.1	—	1.8	1.8
Assets measured at fair value	$92.7	$5.6	$98.3	$73.5	$6.6	$80.1

Liabilities measured at fair value
Accrued liabilities—commodity hedge contracts	$—	$(41.8)	$(41.8)	$—	$(36.2)	$(36.2)
Other non-current liabilities—commodity hedge contracts	—	(10.0)	(10.0)	—	(5.7)	(5.7)
Liabilities measured at fair value	$—	$(51.8)	$(51.8)	$—	$(41.9)	$(41.9)

Liabilities measured at other than fair value
Long-term debt, including current portions:
Fair value	$—	$(2,385.8)	$(2,385.8)	$—	$(2,478.3)	$(2,478.3)
Carrying amount	—	(2,528.8)	(2,528.8)	—	(2,452.5)	(2,452.5)

The carrying amounts of the Company’s other financial instruments do not differ materially from their estimated fair values at March 31, 2015 and December 31, 2014.

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

The Company had the following outstanding commodity price swaps and options and forward foreign exchange contracts:

Commodity	March 31, 2015	December 31, 2014
Nickel (in lbs)	162,000	259,300
Natural gas (in MMBTUs)	31,737,500	33,992,500
Zinc (in lbs)	67,781,600	61,800,000
Iron ore (in metric tons)	2,762,500	2,335,000
Electricity (in MWHs)	1,455,700	1,182,800
Hot roll carbon steel coils (in short tons)	11,000	15,000
Foreign exchange contracts (in euros)	€38,230,000	€23,675,000

The following table presents the fair value of derivative instruments in the Condensed Consolidated Balance Sheets:

Asset (liability)	March 31, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Other current assets—commodity contracts	$0.4	$2.1
Other noncurrent assets—commodity contracts	1.1	1.8
Accrued liabilities—commodity contracts	(38.2)	(32.0)
Other non-current liabilities—commodity contracts	(10.0)	(5.7)

Derivatives not designated as hedging instruments:
Other current assets:
Foreign exchange contracts	2.9	1.2
Commodity contracts	1.2	1.5
Accrued liabilities—commodity contracts	(3.6)	(4.2)

The Company’s derivative contracts contain collateral funding requirements. The Company has master netting arrangements with its counterparties giving it the right to offset amounts owed under the derivative instruments and the collateral. The Company does not offset derivative assets and liabilities or collateral in its Condensed Consolidated Balance Sheets. The Company has recorded in other current assets $19.8 of collateral to counterparties under collateral funding arrangements as of March 31, 2015.

The following table presents gains (losses) on derivative instruments included in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
Gain (loss)	2015	2014
Derivatives designated as cash flow hedges—
Commodity contracts:
Reclassified from accumulated other comprehensive income into cost of products sold (effective portion)	$(17.9)	$2.7
Recognized in cost of products sold (ineffective portion and amount excluded from effectiveness testing)	(13.0)	—

Derivatives not designated as hedging instruments:
Foreign exchange contracts—recognized in other income (expense)	1.4	0.7
Commodity contracts:
Recognized in net sales	1.3	(3.6)
Recognized in cost of products sold	(2.4)	0.2

The following table lists the amount of gains (losses) before tax expected to be reclassified into cost of products sold within the next twelve months for the Company’s existing commodity contracts that qualify for hedge accounting, as well as the period of time over which the Company is hedging its exposure to the volatility in future cash flows:

Commodity Hedge	Settlement Dates	Gains (losses)
Natural gas	April 2015 to December 2016	$(15.0)
Zinc	April 2015 to December 2016	(2.7)
Electricity	April 2015 to December 2016	(1.6)
Iron ore	April 2015 to February 2017	(17.9)

NOTE 15 - Supplemental Cash Flow Information

The following table presents the net cash paid (received) during the period for interest, net of capitalized interest, and income taxes:

	Three Months Ended March 31,
	2015	2014
Net cash paid (received) during the period for:
Interest, net of capitalized interest	$5.1	$2.6
Income taxes	—	0.1

Included in net cash flows from operations was cash provided by SunCoke Middletown of $29.0 and $14.0 for the three months ended March 31, 2015 and 2014, respectively. Consolidated cash and cash equivalents at March 31, 2015 and December 31, 2014, includes $28.5 and $18.2, respectively, of cash and cash equivalents of SunCoke Middletown. There are no compensating balance arrangements or legal restrictions on the cash and cash equivalents of SunCoke Middletown, however, it is not available for the Company’s use.

The Company had non-cash capital investments during the three months ended March 31, 2015 and 2014, that had not been paid as of the end of the respective period. These amounts are included in accounts payable and accrued liabilities and have been excluded from the Condensed Consolidated Statements of Cash Flows. The Company also granted restricted stock to certain employees and restricted stock units to directors under the Stock Incentive Plan. The amounts of non-cash investing and financing activities were as follows:

	Three Months Ended March 31,
	2015	2014
Capital investments	$18.1	$10.3
Issuance of restricted stock and restricted stock units	3.4	3.1

NOTE 16 - Union Contracts

On February 5, 2015, members of the United Steelworkers, Local 1190, ratified a four-year labor agreement covering approximately 215 production and maintenance employees at Mountain State Carbon, LLC. The new agreement took effect on March 1, 2015 and will expire on March 1, 2019. This is the initial labor agreement with the union at Mountain State Carbon.

An agreement with the United Auto Workers, Local 4104, which represents approximately 150 employees at the Company’s Zanesville Works, is scheduled to expire on May 20, 2015. An agreement with the United Auto Workers, Local 3462, which represents approximately 340 employees at the Company’s Coshocton Works, is scheduled to expire on March 31, 2016.

NOTE 17 - New Accounting Pronouncements

The Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), during the second quarter of 2014. Topic 606 affects virtually all aspects of an entity’s revenue recognition, including determining the measurement of revenue and the timing of when it is recognized for the transfer of goods or services to customers. Topic 606 is effective for annual reporting periods beginning after December 15, 2016. However, in April 2015, the Financial Accounting Standards Board proposed a one-year deferral of the effective date, which is currently going through the comment period process. The Company is currently evaluating the effect of the adoption of Topic 606 on its financial position and results of operations.

The Financial Accounting Standards Board issued Accounting Standards Update No. 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”), during the first quarter of 2015. ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 is effective for annual reporting periods beginning after December 15, 2015, unless early adoption is elected. The Company is currently evaluating the effect of the adoption of ASU 2015-02 on its financial position and results of operations.

NOTE 18 - Supplemental Guarantor Information

AK Steel’s 8.75% Senior Secured Notes due December 2018, 7.625% Senior Notes due May 2020, 7.625% Senior Notes due October 2021, 8.375% Senior Notes due April 2022 (collectively, the “Senior Notes”) and 5.00% Exchangeable Senior Notes due November 2019 (the “Exchangeable Notes”) are governed by indentures entered into by AK Holding and its 100%-owned subsidiary, AK Steel.

Under the terms of the Senior Notes indentures, AK Holding and two guarantor subsidiaries each fully and unconditionally, jointly and severally, guarantee the payment of interest, principal and premium, if any, on each of the notes comprising the Senior Notes. With respect to the Exchangeable Notes, under the terms of that indenture AK Holding fully and unconditionally, jointly and severally, guarantees the payment of interest, principal and premium, if any, on such notes. AK Holding is the sole guarantor of the Exchangeable Notes.

The presentation of the supplemental guarantor information reflects all investments in subsidiaries under the equity method of accounting. Net income (loss) of the subsidiaries accounted for under the equity method is therefore reflected in their parents’ investment accounts. The principal elimination entries eliminate investments in subsidiaries and inter-company balances and transactions. The following supplemental condensed consolidating financial statements present information about AK Holding, AK Steel, the guarantor subsidiaries of the Senior Notes and the other non-guarantor subsidiaries.

Condensed Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended March 31, 2015

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$1,702.5	$65.8	$124.4	$(141.8)	$1,750.9
Cost of products sold (exclusive of items shown separately below)	—	1,609.4	44.8	95.1	(140.7)	1,608.6
Selling and administrative expenses (exclusive of items shown separately below)	1.7	70.8	3.0	6.6	(12.9)	69.2
Depreciation	—	48.4	1.0	6.0	—	55.4
Pension and OPEB expense (income)	—	(16.1)	—	—	—	(16.1)
Total operating costs	1.7	1,712.5	48.8	107.7	(153.6)	1,717.1
Operating profit (loss)	(1.7)	(10.0)	17.0	16.7	11.8	33.8
Interest expense	—	43.4	—	0.5	—	43.9
Impairment of Magnetation investment	—	—	—	(256.3)	—	(256.3)
Other income (expense)	—	(2.6)	1.6	(15.7)	—	(16.7)
Income (loss) before income taxes	(1.7)	(56.0)	18.6	(255.8)	11.8	(283.1)
Income tax expense (benefit)	—	1.5	7.5	(6.1)	4.8	7.7
Equity in net income (loss) of subsidiaries	(304.5)	(247.0)	—	—	551.5	—
Net income (loss)	(306.2)	(304.5)	11.1	(249.7)	558.5	(290.8)
Less: Net income attributable to noncontrolling interests	—	—	—	15.5	—	15.5
Net income (loss) attributable to AK Steel Holding Corporation	(306.2)	(304.5)	11.1	(265.2)	558.5	(306.3)
Other comprehensive income (loss)	(10.2)	(10.2)	—	(3.2)	13.4	(10.2)
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$(316.4)	$(314.7)	$11.1	$(268.4)	$571.9	$(316.5)

Condensed Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended March 31, 2014

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$1,315.1	$67.8	$124.8	$(124.2)	$1,383.5
Cost of products sold (exclusive of items shown separately below)	—	1,303.9	49.6	99.3	(117.2)	1,335.6
Selling and administrative expenses (exclusive of items shown separately below)	1.6	58.9	2.8	7.5	(10.6)	60.2
Depreciation	—	42.5	1.0	5.2	—	48.7
Pension and OPEB expense (income)	—	(25.7)	—	—	—	(25.7)
Total operating costs	1.6	1,379.6	53.4	112.0	(127.8)	1,418.8
Operating profit (loss)	(1.6)	(64.5)	14.4	12.8	3.6	(35.3)
Interest expense	—	31.7	—	0.5	—	32.2
Other income (expense)	—	(3.8)	1.6	0.3	—	(1.9)
Income (loss) before income taxes	(1.6)	(100.0)	16.0	12.6	3.6	(69.4)
Income tax expense (benefit)	—	(4.6)	5.8	(0.8)	1.4	1.8
Equity in net income (loss) of subsidiaries	(84.5)	10.9	—	—	73.6	—
Net income (loss)	(86.1)	(84.5)	10.2	13.4	75.8	(71.2)
Less: Net income attributable to noncontrolling interests	—	—	—	14.9	—	14.9
Net income (loss) attributable to AK Steel Holding Corporation	(86.1)	(84.5)	10.2	(1.5)	75.8	(86.1)
Other comprehensive income (loss)	(24.2)	(24.2)	—	—	24.2	(24.2)
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$(110.3)	$(108.7)	$10.2	$(1.5)	$100.0	$(110.3)

Condensed Consolidated Balance Sheets
March 31, 2015

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$35.0	$0.1	$54.3	$—	$89.4
Accounts receivable, net	—	540.0	28.6	34.3	(28.3)	574.6
Inventory, net	—	1,141.1	24.0	65.0	3.8	1,233.9
Deferred tax assets, current	—	63.9	—	0.2	—	64.1
Other current assets	0.3	68.3	0.4	3.8	—	72.8
Total current assets	0.3	1,848.3	53.1	157.6	(24.5)	2,034.8
Property, plant and equipment	—	5,712.8	98.3	596.7	—	6,407.8
Accumulated depreciation	—	(4,089.1)	(72.8)	(68.3)	—	(4,230.2)
Property, plant and equipment, net	—	1,623.7	25.5	528.4	—	2,177.6
Other non-current assets:
Investments in affiliates	—	83.2	—	33.2	—	116.4
Investment in subsidiaries	(3,338.8)	1,355.9	—	—	1,982.9	—
Inter-company accounts	2,532.9	(3,504.8)	1,365.4	(419.0)	25.5	—
Other non-current assets	—	134.2	33.0	60.3	—	227.5
TOTAL ASSETS	$(805.6)	$1,540.5	$1,477.0	$360.5	$1,983.9	$4,556.3
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$700.9	$5.6	$40.8	$(1.4)	$745.9
Accrued liabilities	—	264.3	2.6	17.9	—	284.8
Current portion of pension and other postretirement benefit obligations	—	54.7	—	0.4	—	55.1
Total current liabilities	—	1,019.9	8.2	59.1	(1.4)	1,085.8
Non-current liabilities:
Long-term debt	—	2,528.8	—	—	—	2,528.8
Pension and other postretirement benefit obligations	—	1,197.6	—	3.5	—	1,201.1
Other non-current liabilities	—	133.0	—	0.5	—	133.5
TOTAL LIABILITIES	—	4,879.3	8.2	63.1	(1.4)	4,949.2
Equity (deficit):
Total stockholders’ equity (deficit)	(805.6)	(3,338.8)	1,468.8	(115.3)	1,985.3	(805.6)
Noncontrolling interests	—	—	—	412.7	—	412.7
TOTAL EQUITY (DEFICIT)	(805.6)	(3,338.8)	1,468.8	297.4	1,985.3	(392.9)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$(805.6)	$1,540.5	$1,477.0	$360.5	$1,983.9	$4,556.3

Condensed Consolidated Balance Sheets
December 31, 2014

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$28.5	$0.5	$41.2	$—	$70.2
Accounts receivable, net	—	606.2	27.6	37.3	(26.8)	644.3
Inventory, net	—	1,080.5	26.2	73.5	(8.1)	1,172.1
Deferred tax assets, current	—	67.5	—	0.2	—	67.7
Other current assets	0.3	67.9	0.2	3.0	—	71.4
Total current assets	0.3	1,850.6	54.5	155.2	(34.9)	2,025.7
Property, plant and equipment	—	5,695.8	97.3	595.3	—	6,388.4
Accumulated depreciation	—	(4,040.8)	(71.8)	(62.6)	—	(4,175.2)
Property, plant and equipment, net	—	1,655.0	25.5	532.7	—	2,213.2
Other non-current assets:
Investments in affiliates	—	84.5	—	304.2	—	388.7
Investment in subsidiaries	(2,970.9)	1,582.4	—	—	1,388.5	—
Inter-company accounts	2,478.1	(3,420.4)	1,325.5	(412.4)	29.2	—
Other non-current assets	—	137.4	33.0	60.5	—	230.9
TOTAL ASSETS	$(492.5)	$1,889.5	$1,438.5	$640.2	$1,382.8	$4,858.5
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$754.9	$6.9	$42.0	$(0.7)	$803.1
Accrued liabilities	—	244.6	3.0	18.9	—	266.5
Current portion of pension and other postretirement benefit obligations	—	55.3	—	0.3	—	55.6
Total current liabilities	—	1,054.8	9.9	61.2	(0.7)	1,125.2
Non-current liabilities:
Long-term debt	—	2,452.5	—	—	—	2,452.5
Pension and other postretirement benefit obligations	—	1,221.3	—	4.0	—	1,225.3
Other non-current liabilities	—	131.8	—	0.7	—	132.5
TOTAL LIABILITIES	—	4,860.4	9.9	65.9	(0.7)	4,935.5
Equity (deficit):
Total stockholders’ equity (deficit)	(492.5)	(2,970.9)	1,428.6	158.8	1,383.5	(492.5)
Noncontrolling interests	—	—	—	415.5	—	415.5
TOTAL EQUITY (DEFICIT)	(492.5)	(2,970.9)	1,428.6	574.3	1,383.5	(77.0)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$(492.5)	$1,889.5	$1,438.5	$640.2	$1,382.8	$4,858.5

Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2015

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net cash flows from operating activities	$(1.4)	$(40.7)	$11.2	$32.3	$(4.1)	$(2.7)
Cash flows from investing activities:
Capital investments	—	(26.2)	(0.8)	(1.3)	—	(28.3)
Other investing items, net	—	(5.7)	—	0.1	—	(5.6)
Net cash flows from investing activities	—	(31.9)	(0.8)	(1.2)	—	(33.9)
Cash flows from financing activities:
Net borrowings under credit facility	—	75.0	—	—	—	75.0
Inter-company activity	2.3	4.1	(10.8)	0.3	4.1	—
SunCoke Middletown distributions to noncontrolling interest owners	—	—	—	(18.3)	—	(18.3)
Other financing items, net	(0.9)	—	—	—	—	(0.9)
Net cash flows from financing activities	1.4	79.1	(10.8)	(18.0)	4.1	55.8
Net increase (decrease) in cash and cash equivalents	—	6.5	(0.4)	13.1	—	19.2
Cash and equivalents, beginning of period	—	28.5	0.5	41.2	—	70.2
Cash and equivalents, end of period	$—	$35.0	$0.1	$54.3	$—	$89.4

Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2014

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net cash flows from operating activities	$(1.3)	$(142.4)	$9.7	$16.4	$(7.4)	$(125.0)
Cash flows from investing activities:
Capital investments	—	(7.5)	(0.7)	(5.6)	—	(13.8)
Other investing items, net	—	7.0	—	(0.2)	—	6.8
Net cash flows from investing activities	—	(0.5)	(0.7)	(5.8)	—	(7.0)
Cash flows from financing activities:
Net borrowings under credit facility	—	150.0	—	—	—	150.0
Debt issuance costs	—	(3.3)	—	—	—	(3.3)
Inter-company activity	2.2	(4.8)	(8.8)	4.0	7.4	—
SunCoke Middletown distributions to noncontrolling interest owners	—	—	—	(27.8)	—	(27.8)
Other financing items, net	(0.9)	(0.2)	—	—	—	(1.1)
Net cash flows from financing activities	1.3	141.7	(8.8)	(23.8)	7.4	117.8
Net increase (decrease) in cash and cash equivalents	—	(1.2)	0.2	(13.2)	—	(14.2)
Cash and equivalents, beginning of period	—	16.8	—	28.5	—	45.3
Cash and equivalents, end of period	$—	$15.6	$0.2	$15.3	$—	$31.1

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

In the third quarter of 2014, the Company acquired Severstal Dearborn, LLC (“Dearborn”) from Severstal Columbus Holdings, LLC (“Severstal”). The assets acquired from Severstal include the integrated steelmaking assets located in Dearborn, Michigan (“Dearborn Works”), the Mountain State Carbon, LLC (“Mountain State Carbon”) cokemaking facility located in Follansbee, West Virginia, and interests in joint ventures that process flat-rolled steel products. The Company’s financial results include the effects of the acquisition and Dearborn’s operations for periods after the acquisition, affecting comparability to prior periods.

Overview

Following a very strong end of 2014, the first quarter 2015 was a challenging one for the Company, principally because of the negative effects of the high level of steel imports on carbon steel shipments and pricing. Excess global steelmaking capacity and continued challenging global economic conditions outside of the United States have resulted in a substantial increase in the level of what the Company believes are unfairly traded steel imports into the U.S. More recently, the strengthening of the U.S. dollar has exacerbated the challenges in the carbon steel spot market, as foreign steel products have become cheaper for domestic purchasers and domestic products have become more expensive to export to foreign markets. These conditions have negatively affected both the volume and the price of the Company’s shipments to the carbon spot market in the first quarter 2015. Despite these pressures, net sales for the first quarter of 2015 increased to $1,750.9 on shipments of 1,750,500 tons compared to net sales of $1,383.5 on shipments of 1,262,100 tons for the year-ago first quarter, primarily as a result of the acquisition of Dearborn in September 2014.

Despite the challenges the Company faced in the first quarter, the Company believes some positive developments during the quarter may lay the foundation for improved future performance. Based on funding projections updated during the first quarter, the Company has determined that no contributions to its master pension trust are currently projected for 2016 or 2017, resulting in a significant reduction in the Company’s expected cash requirements during those years. Also during the first quarter, the Company announced plans to build a new, world-class research and innovation center in Middletown, Ohio. The 135,000 square foot facility will be constructed on a 16-acre site located in the Cincinnati-Dayton growth corridor and will replace the Company’s existing research facility that is located at another site in Middletown, Ohio. In addition to these two positive developments, the Company continued to benefit from strong shipments of carbon and stainless steels to the automotive market during the first quarter. The Company also experienced stable and consistent operations during the first quarter of 2015 compared to the first quarter of 2014, with no major unplanned outages. The Company continued to make strong progress with the integration of Dearborn Works, with significant strides being made in improving safety performance, product quality, environmental compliance and production processes, among many other areas. In addition, the Company benefited from reduced raw material (principally carbon scrap and iron ore pellets) and energy costs, which in some cases touched multi-year lows.

However, declining prices for iron ore pellets contributed to a negative development with respect to the Company’s 49.9% equity interest in Magnetation LLC (“Magnetation”), a joint venture that produces iron ore concentrate from previously-mined ore reserves. As of March 31, 2015, the Company concluded that its equity interest in Magnetation was impaired and recorded a non-cash impairment charge of $256.3 for the quarter ended March 31, 2015, to fully impair the Company’s investment in Magnetation. This was primarily the result of the recent substantial decline in iron ore prices and the effect on the near-term cash flows of Magnetation. On May 5, 2015, Magnetation and its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Minnesota. For further discussion, see the Magnetation section below and Note 4 to the condensed consolidated financial statements.

The collective benefit of the positive items in the first quarter was outweighed by the negative financial effects of the Magnetation impairment and the lower carbon spot market shipment volume and selling prices. Results for the first quarter of 2015 also included unrealized losses of $9.7, or $0.05 per diluted share, on commodity derivatives. As a result, the Company incurred a net loss of $306.3, or $1.72 per diluted share of common stock, for the first quarter of 2015, compared to a net loss of $86.1, or $0.63 per diluted share, for the first quarter of 2014. Excluding the Magnetation impairment, the Company reported an adjusted net loss of $50.0, or $0.28 per diluted share, in the first quarter of 2015. The Company reported adjusted EBITDA (as defined in the “Non-GAAP Financial Measures” section below) of $57.5, or $33 per ton, for the first quarter of 2015 compared to an adjusted EBITDA loss of $2.8, or $2 per ton, for the year-ago first quarter.

Steel Shipments

Total shipments were 1,750,500 tons and 1,262,100 tons for the three months ended March 31, 2015 and 2014, respectively. The 39% increase in total shipments in the first quarter compared to the prior year period was attributable principally to the addition of shipments from Dearborn Works following the acquisition of that facility in September 2014 and continued strong shipments of carbon and stainless steel to the automotive market.

For the three months ended March 31, 2015, value-added products comprised 77.9% of total shipments, compared to 89.1% of total shipments in the three months ended March 31, 2014. The reduction was primarily the result of a product mix change related to higher hot-rolled shipments, principally due to the acquisition of Dearborn Works in September 2014. At the time of its acquisition, the product mix at Dearborn Works included a higher percentage of commodity hot-rolled products than at other Company facilities. Increasing the percentage of higher margin, value-added carbon steel shipments from Dearborn Works, particularly to automotive customers, to a level more consistent with the Company as a whole is an ongoing area of focus for the Company. The following table presents net shipments by product line:

	Three Months Ended March 31,
	2015		2014
Value-added Shipments	(tons in thousands)
Stainless/electrical	227.5	13.0%	206.2	16.3%
Coated	786.0	44.9%	600.8	47.6%
Cold-rolled	321.0	18.3%	286.5	22.7%
Tubular	29.4	1.7%	30.9	2.5%
Subtotal value-added shipments	1,363.9	77.9%	1,124.4	89.1%
Non Value-added Shipments
Hot-rolled	333.0	19.0%	108.5	8.6%
Secondary	53.6	3.1%	29.2	2.3%
Subtotal non value-added shipments	386.6	22.1%	137.7	10.9%
Total shipments	1,750.5	100.0%	1,262.1	100.0%

Sales

Net sales for the first quarter of 2015 increased by approximately 27% compared to the first quarter of 2014. The increase was due principally to the acquisition of Dearborn and continued strong shipments of carbon and stainless steels to the automotive market, offset in part by a reduction in the average selling price of the Company’s products. The Company’s average selling price for the first quarter of 2015 was $999 per ton, a 9% decrease from the Company’s average selling price of $1,096 per ton for the first quarter of 2014. This decrease was primarily a result of lower carbon steel spot market selling prices, combined with the higher proportion of hot-rolled coil shipments in the overall sales mix following the Dearborn acquisition.

Net sales to customers outside the United States for the three months ended March 31, 2015 totaled $208.4 compared to $165.8 three months ended March 31, 2014.

Cost of Products Sold

The Company’s total cost of products sold was higher in the first quarter of 2015 compared to the year-ago first quarter, reflecting the effects of the acquisition of Dearborn. However, the Company experienced lower input costs for energy and certain raw materials (primarily carbon scrap and iron ore pellets) in the first quarter of 2015 compared to the first quarter of 2014. In addition, cost of products sold for the first quarter of 2015 included $9.7, or $0.05 per diluted share, for unrealized losses on certain commodity derivatives, primarily iron ore and natural gas. The amount recognized in the first quarter of 2015 was primarily related to the timing of recognition of the cost of entering into hedging transactions, such as payments for option premiums, and reduces the remaining expense to be recognized through the expiration dates of the derivatives.

The Company incurred planned maintenance outage costs of $13.6 in the three months ended March 31, 2015, compared to $29.4 in planned outage costs and $18.0 in unplanned outage costs in the first quarter of 2014. A LIFO credit of $17.1 was recorded for the three months ended March 31, 2015, compared to a LIFO credit of $1.5 for the three months ended March 31, 2014. The increase in the LIFO credit is primarily driven by the substantial decline in raw material costs.

Selling and Administrative Expenses

Selling and administrative expenses for the three months ended March 31, 2015 were $69.2, compared to $60.2 for the three months ended March 31, 2014. The increase in the first quarter ended March 31, 2015 compared to the prior year related primarily to the inclusion of selling and administrative costs associated with the acquired Dearborn operations.

Depreciation

Depreciation expense for the three months ended March 31, 2015 was $55.4, compared to $48.7 for the corresponding period in 2014. The increase is primarily related to depreciation expense on the fixed assets acquired in the Dearborn acquisition.

Pension and Other Postretirement Employee Benefit (“OPEB”) Expense (Income)

The Company recorded pension and OPEB income of $16.1 for the three months ended March 31, 2015. Pension and OPEB income was $25.7 for the corresponding period in 2014. The decrease in income for the three months ended March 31, 2015 compared to the prior year was largely a result of an increase in the amount of amortization of unrealized actuarial losses.

Operating Profit (Loss)

The Company reported an operating profit of $33.8 for the three months ended March 31, 2015, compared to an operating loss of $35.3 for the three months ended March 31, 2014. Although net sales and operating costs increased due to the acquisition of Dearborn, lower steelmaking input costs and continued strong carbon and stainless shipments to the automotive markets mitigated the effect of lower selling prices and shipments in the carbon spot markets. Included in operating profit (loss) was operating profit related to SunCoke Middletown of $15.4 and $15.0 for the three months ended March 31, 2015and 2014, respectively.

Interest Expense

Interest expense for the three months ended March 31, 2015 was $43.9, compared to $32.2 for the same period in 2014. The increase over 2014 was primarily related to higher balances outstanding under the Credit Facility and interest on the debt issued in the third quarter of 2014 to acquire Dearborn.

Impairment of Magnetation Investment

The Company recognized a non-cash impairment charge of $256.3 for the three months ended March 31, 2015 related to its investment in Magnetation. For further discussion, see the Magnetation section below and Note 4 to the condensed consolidated financial statements.

Other Income (Expense)

Other income (expense) was $(16.7) for the three months ended March 31, 2015, compared to other income (expense) of $(1.9) for the three months ended March 31, 2014. Included in other income (expense) was the Company’s share of income (loss) related to Magnetation of $(16.3) and $(1.3) for the three months ended March 31, 2015 and 2014, respectively.

Income Taxes

Income taxes recorded through March 31, 2015 and 2014 were estimated using the discrete method. Current year income taxes are based on the actual year-to-date pre-tax loss through March 31, 2015, as well as the related change in the valuation allowance on deferred tax assets. The Company was unable to estimate the annual effective tax rate for 2015 with sufficient precision for purposes of the effective tax rate method, which requires consideration of a projection of full-year income and the expected change in the valuation allowance. The estimated annual effective tax rate method is not reliable due to its sensitivity to small changes to forecasted annual pre-tax earnings and the effect of the Company’s valuation allowance, which create results with significant variations in the customary relationship between income tax expense and pre-tax income for the interim periods. As a result, the Company determined that the use of the discrete method is more appropriate than the annual effective tax rate method. The Company has estimated the change in valuation allowances required based on the year-to-date pre-tax loss and the change in value of the identified tax-planning strategy, which is determined based on year-to-date LIFO income. Included in income tax expense are non-cash charges of $23.8 for the three months ended March 31, 2015, for changes in the valuation allowance on the Company’s deferred tax assets, compared to $31.7 in the three months ended March 31, 2014.

Net Income (Loss) and Adjusted Net Income (Loss)

As a result of the various factors and conditions described above, the Company reported a net loss attributable to AK Holding for the three months ended March 31, 2015, of $306.3, or $1.72 per diluted share, compared to a net loss of $86.1, or $0.63 per diluted share, for the three months ended March 31, 2014. Excluding the Magnetation impairment charge, the Company reported an adjusted net loss of $50.0, or $0.28 per diluted share, in the three months ended March 31, 2015.

Adjusted EBITDA

Adjusted EBITDA (as defined below under Non-GAAP Financial Measures) was $57.5, or $33 per ton, for the first quarter of 2015, compared to an adjusted EBITDA loss of $2.8, or $2 per ton, for the first quarter of 2014.

Non-GAAP Financial Measures

In certain of its disclosures, the Company has reported adjusted EBITDA and adjusted net income (loss) that exclude the effects of an impairment of its investment in Magnetation. Management believes that reporting adjusted net income (loss) attributable to AK Holding with these items excluded more clearly reflects the Company’s current operating results and provides investors with a better understanding of the Company’s overall financial performance.

EBITDA is an acronym for earnings before interest, taxes, depreciation and amortization. It is a metric that is sometimes used to compare the results of different companies by removing the effects of different factors that might otherwise make comparisons inaccurate or inappropriate. For purposes of this report, the Company has made adjustments to EBITDA in order to exclude the effects of noncontrolling interests and an impairment charge for its investment in Magnetation. The adjusted results, although not financial measures under generally accepted accounting principles (“GAAP”) and not identically applied by other companies, facilitate the ability to analyze the Company’s financial results in relation to those of its competitors and to the Company’s prior financial performance by excluding items that otherwise would distort the comparison.  Adjusted EBITDA and adjusted net income (loss) are not, however, intended as alternative measures of operating results or cash flow from operations as determined in accordance with GAAP and are not necessarily comparable to similarly titled measures used by other companies.

Neither current nor potential investors in the Company’s securities should rely on adjusted EBITDA or adjusted net income (loss) as a substitute for any GAAP financial measure and the Company encourages current and potential investors to review the following reconciliations of adjusted EBITDA and adjusted net income (loss).

Reconciliation of Adjusted EBITDA

	Three Months Ended
	March 31,
	2015	2014
Net income (loss) attributable to AK Holding	$(306.3)	$(86.1)
Net income attributable to noncontrolling interests	15.5	14.9
Income tax expense	7.7	1.8
Interest expense	43.9	32.2
Interest income	(0.3)	—
Depreciation	55.4	48.7
Amortization	4.4	4.2
EBITDA	(179.7)	15.7
Less: EBITDA of noncontrolling interests (a)	19.1	18.5
Magnetation impairment charge	256.3	—
Adjusted EBITDA	$57.5	$(2.8)
Adjusted EBITDA per ton	$33	$(2)

(a)	The reconciliation of EBITDA of noncontrolling interests to net income attributable to noncontrolling interests is as follows:

	Three Months Ended
	March 31,
	2015	2014
Net income attributable to noncontrolling interests	$15.5	$14.9
Depreciation	3.6	3.6
EBITDA of noncontrolling interests	$19.1	$18.5

Reconciliation of Adjusted Net Income (Loss)

	Three Months Ended
	March 31,
	2015	2014
Reconciliation to Net Income (Loss) Attributable to AK Holding
Adjusted net income (loss) attributable to AK Holding	$(50.0)	$(86.1)
Magnetation impairment charge	(256.3)	—
Net income (loss) attributable to AK Holding, as reported	$(306.3)	$(86.1)

Reconciliation to Diluted Earnings (Losses) per Share
Adjusted diluted earnings (losses) per share	$(0.28)	$(0.63)
Magnetation impairment charge	(1.44)	—
Diluted earnings (losses) per share, as reported	$(1.72)	$(0.63)

Outlook

Consistent with its current practice, AK Steel expects to provide guidance in June for the Company’s second quarter 2015 results.

Liquidity and Capital Resources

At March 31, 2015, the Company had total liquidity of $806.6, consisting of $59.9 of cash and cash equivalents of the Company and $746.7 of availability under the Company’s Credit Facility. As of March 31, 2015, there were outstanding Credit Facility borrowings of $680.0 and availability was further reduced by $73.3 due to outstanding letters of credit. During the three-month period ended March 31, 2015, utilization of the Credit Facility ranged from $605.0 to $785.0, with outstanding borrowings averaging $740.2 per day.

Cash used by operations totaled $2.7 for the three months ended March 31, 2015. This total included cash generated by SunCoke Middletown of $29.0, which can only be used by SunCoke Middletown for its operations or distributed to its equity owners. Primary uses of cash were $13.6 for OPEB payments (net of Medicare subsidy reimbursements) and an increase in working capital of $44.3, with the remainder of the cash flows provided from normal business activities. The increase in working capital was primarily the result of higher inventory and a decrease in accounts payable offset by lower accounts receivable, collectively due to lower shipments in the quarter.

The Company believes that its current sources of liquidity will be adequate to meet its obligations for the foreseeable future. Future liquidity requirements for employee benefit plan contributions, scheduled debt maturities, debt redemptions and capital investments are expected to be funded by internally-generated cash and other financing sources. To the extent, if at all, that the Company would need to fund any of its working capital or planned capital investments other than through internally-generated cash, the Company has $746.7 of availability in its Credit Facility. The Company also could seek to access the capital markets if and when it perceives conditions are favorable.  The Company has no significant scheduled debt maturities until December 2018, when its $380.0 of Senior Secured Notes are due. In addition, the Company’s Credit Facility expires in March 2019 and any amounts outstanding under it at that time would need to be repaid or refinanced. The Company’s forward-looking statements on liquidity are based on currently available information and expectations and, to the extent the information or expectations are inaccurate or conditions deteriorate, there could be a material adverse effect on the Company’s liquidity.

Pension- and Retiree Healthcare Benefit-related Matters

The Company expects to contribute approximately $25.0 to the master pension trust during 2015. Of this total, $1.0 was made in the first quarter of 2015, leaving $24.0 to be made during the remainder of 2015. Based on current funding projections, no contributions to the master pension trust are required for 2016 and 2017, though future funding projections could be affected by differences between expected and actual returns on plan assets, actuarial data and assumptions relating to plan participants, the interest rate used to measure the pension obligations and changes to regulatory funding requirements.

Investing and Financing Activities

During the three months ended March 31, 2015, net cash used by investing activities totaled $33.9, primarily for capital investments of $28.3. The Company anticipates 2015 capital investments of approximately $160.0. The Company expects to fund these investments from cash generated from operations and from borrowings under its Credit Facility.

During the three months ended March 31, 2015, cash generated by financing activities totaled $55.8. This consisted primarily of Credit Facility borrowings of $75.0, partially offset by distributions from SunCoke Middletown to its noncontrolling interest owners of $18.3.

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

Dearborn Acquisition

In September 2014, the Company acquired Dearborn from Severstal for a cash purchase price of $690.3, net of cash acquired. The acquisition included the Dearborn Works integrated steelmaking assets, the Mountain State Carbon cokemaking facility, a 48% interest in the hot-dip galvanizing joint venture Spartan Steel Coating, LLC (“Spartan Steel”) and interests in other joint ventures that process flat-rolled steel products. Similar to the Company’s carbon steel operations that existed prior to the acquisition, Dearborn Works produces hot- and cold-rolled sheet and hot dip galvanized products, as well as other flat-rolled steel products primarily for the automotive, construction and appliance markets. Between 2007 and 2011, Severstal made capital investments of approximately $1.4 billion to modernize and enhance production at Dearborn Works and Mountain State Carbon.

Dearborn, among other things, furthers AK Steel’s automotive market strategy, provides the Company with a northern U.S. carbon steel plant that is located in close proximity to many of its major customers, gives the Company a bigger and better platform with which to meet the future light-weighting needs of its automotive customers, strengthens its carbon steelmaking footprint, and provides it with greater and enhanced operational and maintenance flexibility.

Dearborn also provides AK Steel the opportunity to capture significant cost-based synergies. The Company has begun realizing operational, purchasing, transportation and overhead cost savings. The Company originally anticipated annual cost-based synergies in excess of $50.0, with approximately $25.0 expected to be realized in 2015. The Company now believes that the potential exists for the annual cost-based synergies for 2015 to exceed this estimate. However, for the Company to realize those cost-based synergies that are a function of increased production, market conditions must support sufficient demand for AK Steel’s products. The Company realized approximately $9.5 in cost-based synergies in the first quarter of 2015.

In addition to its realization of cost-based synergies, AK Steel continued to successfully integrate Dearborn Works into the Company, with substantial progress being made in many key areas, including improved safety performance, product quality, environmental compliance and production processes.

Magnetation

The Company currently has a 49.9% equity interest in the Magnetation joint venture, which utilizes advanced magnetic separation technology to recover iron ore from existing stockpiles of previously-mined material, such as tailings basins. Magnetation currently operates iron ore concentrate plants located in Minnesota, which in aggregate are able to produce a total of approximately 3.8 million tons of iron ore concentrate annually when operating at full capacity. Magnetation’s iron ore pelletizing plant in Reynolds, Indiana, with expected annual capacity of approximately 3.3 million tons, commenced operations in September 2014. Through an offtake agreement, AK Steel has the right to purchase at a discount to the IODEX all of the pellets produced by the pellet plant and an obligation to purchase a portion of those pellets.

Since the third quarter of 2014, Magnetation has experienced tight liquidity conditions in the face of several challenges to its business and operations. The significant decline in the IODEX that has occurred since early 2014 accelerated in the first quarter of 2015, with an approximate 20% decline in the daily IODEX index and substantial futures pricing declines toward the end of the quarter. These iron ore price declines further strained Magnetation’s liquidity during a period in which it experienced lower sales because of a slower-than-expected ramp-up of operations of its pellet plant. In March 2015, Magnetation retained a financial advisor to assist in evaluating alternatives to improve liquidity. Despite Magnetation’s efforts to enhance its liquidity by pursuing various alternatives, including raising additional capital from third parties or the equity holders and by implementing cost reduction measures in late 2014 and early 2015, such efforts have proven insufficient to date to overcome its material liquidity challenges, which became more pronounced with the significant decline in global iron ore pricing in the first quarter of 2015.

Beginning in March 2015, Magnetation and AK Steel engaged in confidential discussions with certain holders of Magnetation’s debt regarding a potential restructuring of Magnetation’s capital structure and/or a possible amendment to the offtake agreement. Ultimately, the parties involved were unable to arrive at a mutually-acceptable resolution and on May 5, 2015, Magnetation and its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Minnesota (“Bankruptcy Court”). Subject to the approval of the Bankruptcy Court, Magnetation will continue to operate the business as a “debtor in possession” and the Company expects Magnetation will continue to supply it with pellets, at least in the near term. The Company is unlikely to retain a substantial portion, if any, of its equity interest in Magnetation following its restructuring in bankruptcy.

As of March 31, 2015, the Company concluded that its 49.9% equity interest in Magnetation was impaired and recorded a non-cash impairment charge of $256.3 for the first quarter of 2015 to fully impair the amount of the Company’s investment in Magnetation. Magnetation’s outstanding indebtedness is non-recourse to AK Steel. The Company is not required to make any additional capital contributions or other future investments in Magnetation and has not guaranteed any obligations of Magnetation.

Magnetation has indicated that it intends to continue to supply AK Steel with pellets for the immediate future and AK Steel expects to continue to purchase pellets from Magnetation pursuant to the parties’ offtake agreement. However, it is possible that, during the bankruptcy process, circumstances could develop that would cause Magnetation to seek in the Bankruptcy Court to terminate the offtake agreement or materially modify it in a way that is unacceptable to AK Steel. It also is possible that the bankruptcy process could cause Magnetation to experience a disruption in its operations that affects its ability to supply iron ore pellets to the Company. Any of these circumstances, if they should come to pass, could result in a disruption in the supply of iron ore pellets to the Company and/or some increase in costs to the Company. AK Steel currently purchases pellets from multiple third-party suppliers and believes that it could replace the Magnetation volume of pellets with supply from existing or new third-party suppliers. If necessary, the Company also could purchase carbon slabs from third parties to address any shortage of iron ore pellets. There is a risk, however, that the Company would be unable to source a sufficient volume of replacement pellets or slabs. Under that circumstance, it could negatively affect the Company’s ability to produce steel at desired volumes. There is also the risk that replacement pellets or slabs could increase the Company’s costs compared to making steel using the Magnetation pellets. In addition, the Company is unlikely to retain a substantial portion, if any, of its equity interest in Magnetation as a result of the bankruptcy. Although AK Steel will benefit by not being required to recognize any future losses incurred by Magnetation, the bankruptcy of Magnetation could lead to certain adverse consequences to AK Steel, including receiving pellets which do not meet contractual specifications, are higher cost, or are lower quality. Regardless of whether or not Magnetation continues to supply iron ore pellets to AK Steel beyond the near term, the Company does not expect Magnetation’s bankruptcy to disrupt production or otherwise affect AK Steel’s shipments to its customers.

Innovation and Product Development

In recent periods, the Company accelerated its development efforts in a broad range of product and process technologies. These efforts resulted in the implementation of several improved automotive steel grades, such as Dual Phase 780 and 980, as well as the introduction and growth of innovative new products such as CHROMESHIELD® 22 Stainless Steel, THERMAK™ 17 Stainless Steel and ULTRALUME® Press Hardenable Steel. AK Steel CHROMESHIELD 22 is a nickel-free stainless steel that combines exceptional corrosion performance with enhanced ductility for use principally in appliance and food service equipment, tubing, cookware and heat exchangers. AK Steel THERMAK 17 is a stainless steel product that provides increased formability, high temperature strength and other characteristics beneficial to automotive exhaust systems in light weighting efforts. ULTRALUME Press Hardenable Steel is an aluminum-silicon alloy coated steel used when high strength parts with complex geometries are required. Dual Phase 780 and 980 steels have very high tensile strength with formability acceptable for both stamped and roll-formed parts. These steels, part of the Company’s advanced high-strength steel portfolio, enable automotive manufacturers to reduce vehicle weight while continuing to meet critical safety requirements.

In addition, AK Steel has made significant progress in the development of enabling technologies for the next generation of advanced high-strength steels for the automotive industry and on electrical steel products for use in electricity transmission and distribution. The Company intends to continue its efforts to develop new and improved products in order to meet and exceed the exacting standards of its customers, with a key focus being the next generation of advanced high-strength steels to serve future automotive industry needs. These advanced high strength steels are intended to reduce the weight, while providing equal or better strength, in the structural body components of automobiles. As a result, automotive customers can achieve similar vehicle weight savings and continue to use steel products for the exterior areas of the automobile, enabling them to avoid the significant capital costs to re-design production facilities to be capable of using alternative materials. The Company believes these strategic initiatives and commitments will enhance its competitive position in growing customer markets.

During the first quarter of 2015, AK Steel announced plans to build a new, world-class research and innovation center in Middletown, Ohio. The 135,000 square foot facility will be constructed on a 16-acre site located in the Cincinnati-Dayton growth corridor and will replace the Company’s existing research facility that is located at another site in Middletown, Ohio. The Company currently anticipates that the total project will cost an estimated $36.0 and expects the costs required for acquisition, design and construction of the new research and innovation center will be financed principally through a long-term lease, allowing AK Steel to minimize the upfront costs of the project. The new facility will accommodate most of the Company’s approximately 75 researchers, scientists and engineers who perform cutting-edge research, applications engineering, advanced engineering, product development and customer technical services. The Company also intends to add approximately 15 more research and innovation-focused employees who will be based in the new center. The facility will house current pilot lines and include new additional operational simulators that replicate certain of the Company’s steel manufacturing operations.

New Accounting Pronouncements

The Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), during the second quarter of 2014. Topic 606 affects virtually all aspects of an entity’s revenue recognition, including determining the measurement of revenue and the timing of when it is recognized for the transfer of goods or services to customers. Topic 606 is effective for annual reporting periods beginning after December 15, 2016. However, in April 2015, the Financial Accounting Standards Board proposed a one-year deferral of the effective date, which is currently going through the comment period process. The Company is currently evaluating the effect of the adoption of Topic 606 on its financial position and results of operations.

The Financial Accounting Standards Board issued Accounting Standards Update No. 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”), during the first quarter of 2015. ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 is effective for annual reporting periods beginning after December 15, 2015, unless early adoption is elected. The Company is currently evaluating the effect of the adoption of ASU 2015-02 on its financial position and results of operations.

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

The Company cautions readers that such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management, including adverse effects on the company’s operations and/or financial results related to Magnetation’s bankruptcy; reduced selling prices, shipments and profits associated with a highly competitive industry with excess capacity; changes in the cost of raw materials and energy; the Company’s significant amount of debt and other obligations; severe financial hardship or bankruptcy of one or more of the Company’s major customers; reduced demand in key product markets due to competition from aluminum or other alternatives to steel; increased global steel production and imports; excess inventory of raw materials; supply chain disruptions or poor quality of raw materials; production disruption or reduced production levels; the Company’s healthcare and pension obligations and related laws and regulations; not timely reaching new labor agreements; major litigation, arbitrations, environmental issues and other contingencies; regulatory compliance and changes; climate change and greenhouse gas emission limitations; conditions in the financial, credit, capital or banking markets; the Company’s use of derivative contracts to hedge commodity pricing volatility; ongoing challenges faced by Magnetation; inability to fully realize benefits of long-term cost savings initiatives; inability to hire or retain skilled labor and experienced manufacturing and mining managers; information technology security threats and cybercrime; failure to achieve the estimated synergies and other expected benefits of the acquisition of Dearborn and/or to integrate it successfully; as well as those risks and uncertainties discussed in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as updated in this Quarterly Report on Form 10-Q and in subsequent Current Reports on Form 8-K filed with or furnished to the Securities and Exchange Commission.

Any forward-looking statement made by the Company in this document speaks only as of the date on which it is made. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company’s primary areas of market risk include changes in (a) interest rates, (b) the prices of raw materials and energy sources and to a lesser extent, the selling price of certain commodity steel, and (c) foreign currency exchange rates. The Company manages interest rate risk in its capital structure by issuing variable- and fixed-rate debt and by utilizing its Credit Facility, which is subject to variable interest rates. The Company had total long-term indebtedness (excluding unamortized debt discount and premium) of $2,559.3 and $2,484.3 outstanding at March 31, 2015 and December 31, 2014, respectively. The amount outstanding at March 31, 2015, consisted of $1,853.3 of fixed-rate debt, $26.0 of variable-rate Industrial Revenue Bonds and $680.0 of borrowings under its Credit Facility that bear interest at variable interest rates. An increase in prevailing interest rates would increase interest expense and interest paid for the variable-rate debt, including any outstanding borrowings under the Credit Facility. For example, a 1% increase in interest rates would result in an increase in annual interest expense of approximately $7.1 on the Company’s outstanding debt at March 31, 2015.

With regard to raw materials and energy sources, the cost of iron ore, natural gas and scrap, in particular, have been volatile over the course of the last several years. The Company attempts to mitigate the effect of increases in raw material and energy costs in the normal course of pricing its own products through increased prices in the spot market and the use of variable pricing with some of its contract customers that may allow the Company to adjust selling prices in response to changes in the cost of certain raw materials and energy, including iron ore to a limited extent. Many of these customer contracts, however, do not permit an adjustment (upwards or downwards) until the relevant raw material or energy price is outside pre-agreed parameters. In recent contracts, the frequency with which adjustments under the contracts occur and the overall impact of such adjustments have generally decreased over the last few years. Thus, the Company is typically unable to recover 100% of its costs in the case of raw material or energy price increases and may not be able to benefit to the full extent of a reduction in the prices of those inputs. With respect to changes in iron ore prices, there are a variety of factors that affect the ultimate impact on the Company of any increase or decrease. These include the extent to which the price the Company pays for iron ore is affected by changes in an index commonly used in the pricing of iron ore (the IODEX), other factors causing a change in the price the Company pays for iron ore, the terms of the Company’s agreements with its contract customers, and the extent to which competitive pressures may influence the price of the steel the Company sells into the spot market.

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

The Company uses cash-settled commodity price swaps and options to hedge the market risk associated with the purchase of certain of its raw materials and energy requirements and the market risk associated with the sale of certain of its commodity steel (hot roll carbon steel coils). Such hedges routinely are used with respect to a portion of the Company’s natural gas and iron ore requirements and are sometimes used with respect to its aluminum, zinc, nickel and electricity requirements. The Company’s hedging strategy is designed to protect it against excessive pricing volatility. However, abnormal price increases in any of these commodity markets might still negatively affect operating costs, as the Company does not typically hedge 100% of its exposure.

For derivatives designated in cash flow hedging relationships, the effective portion of the gains and losses from the use of these instruments are recorded in accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheets and recognized into net sales or cost of products sold in the same period as the earnings recognition of the associated underlying transaction. At March 31, 2015, accumulated other comprehensive income (loss) included $48.0 in unrealized pre-tax losses for these derivative instruments. All other commodity price swaps and options are marked to market and recognized into net sales or cost of products sold with the offset recognized as an asset or accrued liability. At March 31, 2015, other current assets of $1.6, other noncurrent assets of $1.1, accrued liabilities of $41.8 and other noncurrent liabilities of $10.0 were included on the Condensed Consolidated Balance Sheets for the fair value of commodity derivatives. At December 31, 2014, other current assets of $3.6, other noncurrent assets of $1.8, accrued liabilities of $36.2 and other non-current liabilities of $5.7 were included on the Condensed Consolidated Balance Sheets for the fair value of commodity derivatives.

The following table presents the negative (positive) effect on pre-tax income of a hypothetical change in the fair value of derivative instruments outstanding at March 31, 2015, due to an assumed 10% and 25% decrease in the market price of each of the indicated commodities.

	Negative (Positive) Effect on Pre-tax Income
Commodity Derivative	10% Decrease	25% Decrease
Natural gas	$8.6	$21.4
Nickel	0.1	0.2
Zinc	6.5	16.1
Electricity	5.0	12.6
Iron ore	5.2	10.9
Hot roll carbon steel coils	(0.6)	(1.4)

Because these instruments are structured and used as hedges, these hypothetical losses (gains) would be offset by the benefit of lower prices paid for the physical commodity used in the normal production cycle or higher prices received on the sale of product. The Company currently does not enter into swap or option contracts for trading purposes.

The Company also is subject to risks of exchange rate fluctuations on a small portion of intercompany receivables that are denominated in foreign currencies. The Company uses forward currency contracts to manage exposures to certain of these currency price fluctuations. At March 31, 2015 and December 31, 2014, the Company had outstanding forward currency contracts with a total contract value of $41.0 and $28.6, respectively, for the sale of euros. At March 31, 2015, other current assets of $2.9, and at December 31, 2014, current assets of $1.2, were included on the Condensed Consolidated Balance Sheets for the fair value of these contracts. Based on the contracts outstanding at March 31, 2015, a 10% change in the dollar to euro exchange rate would result in an approximate $4.1 pre-tax impact on the value of these contracts on a mark-to-market basis, which would offset the effect of a change in the exchange rate on the underlying receivable.

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

Item 1A. Risk Factors.

The Company cautions readers that its business activities involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management. The Company described the principal risk factors that could impact its results in its Annual Report on Form 10-K for the year ended December 31, 2014. In light of a recent bankruptcy filing of Magnetation, set forth below is an update to those prior risk factors.

Risk of Adverse Impacts from Magnetation Bankruptcy. The Company is a party to an offtake agreement with Magnetation entitling it to purchase iron ore pellets and, accordingly, AK Steel has anticipated receiving a portion of its total supply of pellets from Magnetation during 2015 and thereafter. In May 2015, Magnetation and its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Minnesota. Although Magnetation has indicated that it intends to continue to supply AK Steel with pellets for the immediate future, the possibility exists during the bankruptcy process that Magnetation may seek to terminate the existing offtake agreement or materially modify it in a way that is unacceptable to AK Steel. It also is possible that the bankruptcy process could cause Magnetation to experience a disruption in its operations that affects its ability to supply iron ore pellets to the Company. Any of these circumstances could result in a disruption in the supply of iron ore pellets to the Company and/or some increase in costs to the Company. AK Steel currently purchases pellets from multiple third-party suppliers and believes that it could replace the Magnetation volume of pellets with supply from existing or new third-party suppliers. If necessary, the Company also could purchase carbon slabs from third parties to address any shortage of iron ore pellets. There is a risk, however, that the Company would be unable to source a sufficient volume of replacement pellets or slabs. Under that circumstance, it could negatively affect the Company’s ability to produce steel at desired volumes. There is also the risk that replacement pellets or slabs could increase the Company’s costs compared to making steel using the Magnetation pellets. In addition, the Company is unlikely to retain a substantial equity interest, if any, in Magnetation following its restructuring in bankruptcy. Although AK Steel will benefit by not being required to recognize any future losses incurred by Magnetation, the bankruptcy of Magnetation could lead to certain adverse consequences to AK Steel, including receiving pellets which do not meet contractual specifications, are higher cost and/or are of lower quality. One or more of these adverse consequences caused directly or indirectly by Magnetation’s bankruptcy could negatively impact the Company’s operations, cash flows and financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities in the quarter ended March 31, 2015.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
January 2015	184,815	$4.02	—
February 2015	1,277	4.35	—
March 2015	26,684	4.02	—
Total	212,776	4.02	—	$125.6

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

Item 6. Exhibits.

Exhibit Number	Description
10.1	Second Amendment to the Annual Management Incentive Plan.
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
95.1	Mine Safety Disclosure Exhibit
101
Financial statements from the Quarterly Report on Form 10-Q of AK Steel Holding Corporation for the quarter ended March 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity (Deficit) and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AK STEEL HOLDING CORPORATION
(Registrant)

Dated:	May 5, 2015	/s/ ROGER K. NEWPORT
Roger K. Newport
Senior Vice President, Finance and Chief Financial Officer

Dated:	May 5, 2015	/s/ GREGORY A. HOFFBAUER
Gregory A. Hoffbauer
Controller and Chief Accounting Officer