Form 10-Q
period 2015-06-30
AK STEEL HOLDING CORP
filed 2015-08-03
CIK 918160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

or

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

There were 177,835,786 shares of common stock outstanding as of July 30, 2015.

AK STEEL HOLDING CORPORATION

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2015	2014	2015	2014

Net sales	$1,689.4	$1,530.8	$3,440.3	$2,914.3

Cost of products sold (exclusive of items shown separately below)	1,579.2	1,416.9	3,187.8	2,752.5
Selling and administrative expenses (exclusive of items shown separately below)	63.5	53.9	132.7	114.1
Depreciation	55.7	48.5	111.1	97.2
Pension and OPEB expense (income)	(16.1)	(25.0)	(32.2)	(50.7)

Total operating costs	1,682.3	1,494.3	3,399.4	2,913.1

Operating profit	7.1	36.5	40.9	1.2

Interest expense	43.5	33.2	87.4	65.4
Impairment of Magnetation investment	—	—	(256.3)	—
Other income (expense)	1.5	(3.0)	(15.2)	(4.9)

Income (loss) before income taxes	(34.9)	0.3	(318.0)	(69.1)

Income tax expense	14.6	1.8	22.3	3.6

Net income (loss)	(49.5)	(1.5)	(340.3)	(72.7)
Less: Net income attributable to noncontrolling interests	14.5	15.6	30.0	30.5

Net income (loss) attributable to AK Steel Holding Corporation	$(64.0)	$(17.1)	$(370.3)	$(103.2)

Basic and diluted earnings per share:
Net income (loss) attributable to AK Steel Holding Corporation common stockholders	$(0.36)	$(0.13)	$(2.08)	$(0.76)

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2015	2014	2015	2014
Net income (loss)	$(49.5)	$(1.5)	$(340.3)	$(72.7)
Other comprehensive income (loss), before tax:
Foreign currency translation gain (loss)	1.2	(0.1)	(2.0)	(0.1)
Cash flow hedges:
Gains (losses) arising in period	(1.5)	(8.8)	(19.5)	(6.9)
Reclassification of losses (gains) to net income (loss)	9.3	(1.3)	27.2	(4.0)
Pension and OPEB plans:
Gains (losses) arising in period	—	—	—	(5.3)
Reclassification of prior service cost (credits) included in net income (loss)	(15.0)	(17.2)	(30.1)	(34.5)
Reclassification of losses (gains) included in net income (loss)	8.2	0.2	16.4	(0.6)
Other comprehensive income (loss), before tax	2.2	(27.2)	(8.0)	(51.4)
Income tax expense related to items of comprehensive income (loss)	—	—	—	—
Other comprehensive income (loss)	2.2	(27.2)	(8.0)	(51.4)
Comprehensive income (loss)	(47.3)	(28.7)	(348.3)	(124.1)
Less: Comprehensive income attributable to noncontrolling interests	14.5	15.6	30.0	30.5
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$(61.8)	$(44.3)	$(378.3)	$(154.6)

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in millions, except per share data)

(unaudited)	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$75.0	$70.2
Accounts receivable, net	567.5	644.3
Inventory, net	1,156.5	1,172.1
Deferred tax assets, current	57.5	67.7
Other current assets	57.8	71.4
Total current assets	1,914.3	2,025.7
Property, plant and equipment	6,419.1	6,388.4
Accumulated depreciation	(4,283.6)	(4,175.2)
Property, plant and equipment, net	2,135.5	2,213.2
Other non-current assets:
Investments in affiliates	76.3	388.7
Other non-current assets	209.3	230.9
TOTAL ASSETS	$4,335.4	$4,858.5
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$761.8	$803.1
Accrued liabilities	225.4	266.5
Current portion of pension and other postretirement benefit obligations	63.7	55.6
Total current liabilities	1,050.9	1,125.2
Non-current liabilities:
Long-term debt	2,442.5	2,452.5
Pension and other postretirement benefit obligations	1,174.2	1,225.3
Other non-current liabilities	130.8	132.5
TOTAL LIABILITIES	4,798.4	4,935.5
Equity (deficit):
Common stock, authorized 300,000,000 shares of $0.01 par value each; issued 178,195,288 and 177,362,600 shares in 2015 and 2014; outstanding 177,812,475 and 177,215,816 shares in 2015 and 2014	1.8	1.8
Additional paid-in capital	2,265.0	2,259.1
Treasury stock, common shares at cost, 382,813 and 146,784 shares in 2015 and 2014	(2.0)	(1.0)
Accumulated deficit	(2,918.3)	(2,548.0)
Accumulated other comprehensive loss	(212.4)	(204.4)
Total stockholders’ equity (deficit)	(865.9)	(492.5)
Noncontrolling interests	402.9	415.5
TOTAL EQUITY (DEFICIT)	(463.0)	(77.0)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$4,335.4	$4,858.5

The Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, include the following amounts related to consolidated variable interest entities, prior to intercompany eliminations. See Note 12 for more information concerning variable interest entities.

(unaudited)	June 30, 2015	December 31, 2014
SunCoke Middletown
Cash and cash equivalents	$21.0	$18.2
Inventory, net	19.3	29.6
Property, plant and equipment	420.7	420.1
Accumulated depreciation	(50.4)	(43.3)
Accounts payable	9.6	10.6
Other assets (liabilities), net	0.1	(0.3)
Noncontrolling interests	401.1	413.7

Other variable interest entities
Cash and cash equivalents	$1.2	$1.0
Property, plant and equipment	11.4	11.4
Accumulated depreciation	(9.3)	(9.3)
Other assets (liabilities), net	0.5	0.6
Noncontrolling interests	1.8	1.8

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
	Six Months Ended June 30,
(unaudited)	2015	2014
Cash flows from operating activities:
Net income (loss)	$(340.3)	$(72.7)
Depreciation	103.9	90.1
Depreciation—SunCoke Middletown	7.2	7.1
Amortization	12.5	10.8
Impairment of Magnetation investment	256.3	—
Deferred income taxes	20.7	2.5
Pension and OPEB expense (income)	(32.2)	(50.7)
Contributions to pension trust	(1.0)	(112.4)
Other postretirement benefit payments	(22.2)	(34.7)
Changes in working capital	43.5	(162.4)
Changes in working capital—SunCoke Middletown	9.1	(5.2)
Other operating items, net	26.4	(3.5)
Net cash flows from operating activities	83.9	(331.1)

Cash flows from investing activities:
Capital investments	(48.9)	(27.3)
Capital investments—SunCoke Middletown	(0.8)	(0.3)
Investments in Magnetation joint venture	—	(45.0)
Proceeds from sale of equity investee	25.0	—
Other investing items, net	1.3	6.9
Net cash flows from investing activities	(23.4)	(65.7)

Cash flows from financing activities:
Net borrowings (payments) under credit facility	(10.0)	440.0
Redemption of long-term debt	(2.2)	(0.4)
Debt issuance costs	—	(3.3)
SunCoke Middletown distributions to noncontrolling interest owners	(42.6)	(28.9)
Other financing items, net	(0.9)	(1.1)
Net cash flows from financing activities	(55.7)	406.3

Net increase (decrease) in cash and cash equivalents	4.8	9.5

Cash and cash equivalents, beginning of period	70.2	45.3

Cash and cash equivalents, end of period	$75.0	$54.8

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(dollars in millions)

(unaudited)	Common Stock	Addi- tional Paid-In Capital	Treasury Stock	Accum- ulated Deficit	Accum- ulated Other Compre- hensive Income (Loss)	Noncon- trolling Interests	Total
December 31, 2013	$1.5	$2,079.2	$(174.0)	$(2,451.1)	$323.4	$413.7	$192.7
Net income (loss)				(103.2)		30.5	(72.7)
Retirement of treasury stock	(0.1)	(173.9)	174.0				—
Share-based compensation		5.6					5.6
Purchase of treasury stock			(1.0)				(1.0)
Change in accumulated other comprehensive income (loss)					(51.4)		(51.4)
Net distributions to noncontrolling interests						(28.9)	(28.9)
June 30, 2014	$1.4	$1,910.9	$(1.0)	$(2,554.3)	$272.0	$415.3	$44.3

December 31, 2014	$1.8	$2,259.1	$(1.0)	$(2,548.0)	$(204.4)	$415.5	$(77.0)
Net income (loss)				(370.3)		30.0	(340.3)
Share-based compensation		5.9					5.9
Purchase of treasury stock			(1.0)				(1.0)
Change in accumulated other comprehensive income (loss)					(8.0)		(8.0)
Net distributions to noncontrolling interests						(42.6)	(42.6)
June 30, 2015	$1.8	$2,265.0	$(2.0)	$(2,918.3)	$(212.4)	$402.9	$(463.0)

See notes to condensed consolidated financial statements.

AK STEEL HOLDING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share data, unless otherwise indicated)

NOTE 1 - Basis of Presentation

In the opinion of the management of AK Steel Holding Corporation (“AK Holding”) and its wholly-owned subsidiary, AK Steel Corporation (“AK Steel”, and together with AK Holding, the “Company”), the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2015 and December 31, 2014, the results of its operations for the three and six months ended June 30, 2015 and 2014, and its cash flows for the six months ended June 30, 2015 and 2014. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2014, included in the Company’s Form 10‑K for the year ended December 31, 2014.

NOTE 2 - Acquisition of Dearborn

On September 16, 2014, the Company acquired Severstal Dearborn, LLC (“Dearborn”) from Severstal Columbus Holdings, LLC (“Severstal”). The assets acquired from Severstal included the integrated steelmaking assets located in Dearborn, Michigan (“Dearborn Works”), the Mountain State Carbon, LLC (“Mountain State Carbon”) cokemaking facility located in Follansbee, West Virginia, and interests in joint ventures that process flat-rolled steel products. The Company acquired Dearborn to increase scale and enhance its ability to serve customers, further its automotive strategy, strengthen its carbon steelmaking footprint and achieve additional operational flexibility. In addition, the Company acquired highly modernized and upgraded steelmaking equipment and facilities and the opportunity to achieve significant cost-based synergies. Immediately after the acquisition, Dearborn was merged with and into AK Steel. The final cash purchase price was $690.3, net of cash acquired. The purchase price allocation is preliminary and is subject to the completion of several items, including consideration of final valuations for property, plant and equipment.

During the second quarter of 2015, the Company sold its 50.0% equity interest in Double Eagle Steel Coating Company (“Double Eagle”) for $25.0 in cash. The sale resolves a dispute with the other equity interest holder over the fair market value of the Company’s interest in Double Eagle, which the Company acquired through its purchase of Dearborn Works. In July 2015, the Company received approximately $25.0 from DTE Electric Company (“DTE”) to resolve a favorable administrative decision that concluded Dearborn Works had been overcharged for electricity for several years prior to the Company’s acquisition of that facility. Both of these matters resolved disputes that existed at the time of the Company’s acquisition of Dearborn Works. The preliminary purchase price allocation shown below has been adjusted to reflect the updated estimates in value of these matters.  Neither the proceeds from AK Steel’s sale of its equity interest in Double Eagle nor the proceeds from DTE will have a material impact, individually or in the aggregate, on the Company’s results of operations for 2015 or the consolidated balance sheet at December 31, 2014.

A summary of the preliminary purchase price allocation for the fair value of the assets acquired and the obligations assumed at the date of the acquisition is presented below.

Accounts receivable	$181.1
Inventory	362.6
Other current assets	3.6
Property, plant and equipment	444.5
Investment in affiliates	72.5
Total assets acquired	1,064.3
Accounts payable	(201.4)
Accrued liabilities	(32.8)
Other postretirement benefit obligations	(128.2)
Other non-current liabilities	(11.6)
Total liabilities assumed	(374.0)
Purchase price, net of cash acquired	$690.3

Assuming the acquisition had been completed at the beginning of 2014, unaudited pro forma net sales and operating profit (loss) for the six months ended June 30, 2014 was $3,926.6 and $(974.5), respectively, including charges for fixed asset impairments of $1,005.1 recorded by Severstal prior to the acquisition. This selected unaudited pro forma consolidated financial data is included only for the purpose of illustration and does not necessarily indicate what the operating results would have been if the acquisition had been completed at the beginning of 2014. Moreover, this information does not indicate what the Company’s future operating results will be.

NOTE 3 - Inventories

	June 30, 2015	December 31, 2014
Finished and semi-finished	$1,099.3	$1,053.4
Raw materials	380.8	494.2
Total cost	1,480.1	1,547.6
Adjustment to state inventories at LIFO value	(323.6)	(375.5)
Inventory, net	$1,156.5	$1,172.1

NOTE 4 - Investments in Affiliates

The Company has investments in several businesses accounted for using the equity method of accounting. Cost of products sold includes $1.8 and $2.9 for the three months ended June 30, 2015 and 2014, respectively, and $3.6 and $5.1 for the six months ended June 30, 2015 and 2014, respectively, for the Company’s share of income of equity investees other than Magnetation LLC (“Magnetation”). The Company’s share of income (loss) related to Magnetation is included in other income (expense) and was $(2.5) for the three months ended June 30, 2014, and $(16.3) and $(3.8) for the six months ended June 30, 2015 and 2014, respectively. The results of operations for the three months ended June 30, 2015, do not include any losses of Magnetation as the basis in the Magnetation investment had been reduced to zero as of March 31, 2015 and AK Steel has no further investment commitments to Magnetation.

Summarized financial statement data for all investees is presented below. The financial results for acquired joint ventures are only included for the period since the acquisition and the financial results for Magnetation are only included through March 31, 2015 since it is unlikely that AK Steel will retain its equity interest as a result of Magnetation’s bankruptcy.

	Three Months Ended		Six Months Ended
	June 30, 2015		June 30, 2015
	2015	2014	2015	2014
Revenue	$76.4	$85.3	$208.0	$157.7
Gross profit	21.4	23.6	28.3	48.1
Net income (loss)	5.8	5.0	(18.8)	10.5

Magnetation

As of March 31, 2015, the Company concluded that its 49.9% equity interest in Magnetation was fully impaired and therefore recorded a non-cash impairment charge of $256.3 for the quarter ended March 31, 2015. Key factors that affected the Company’s conclusion that an other-than-temporary impairment had occurred as of March 31, 2015, included (i) the significant market decline in global iron ore pellet pricing during the first quarter of 2015 and resulting negative cash flow effects on Magnetation’s results; (ii) a less favorable longer-term forecast of iron ore prices and resulting cash flow outlook for Magnetation; (iii) the likely loss of the Company’s equity interest in Magnetation in the event of a bankruptcy filing; and (iv) Magnetation’s existing capital structure and the inability of Magnetation to raise additional capital from third parties or the equity holders. Prior to March 31, 2015, the Company believed that the fair value of the Company’s interest in Magnetation exceeded its carrying amount and that despite near-term temporary pressures on liquidity, long-term cash flow projections of Magnetation were sufficient to allow the Company to recover its investment in Magnetation. During the quarter ended March 31, 2015, the near-term liquidity issues faced by Magnetation intensified due to a combination of an approximate 20% decline in the daily IODEX index and substantially lower IODEX futures pricing toward the end of the quarter, a slower-than-expected ramp-up of operations of the pellet plant and resulting lower sales levels, payments due for construction overruns on the pellet and third concentrate plants, and higher-than-expected start-up and operating costs. Although Magnetation accomplished several actions in late 2014 and early 2015 to increase its liquidity, such liquidity enhancements and other cost reduction initiatives did not increase liquidity sufficiently in light of the significant market decline in iron ore pricing during the first quarter of 2015. Based on the outlook for iron ore prices at March 31, 2015, the Company concluded that prices could remain suppressed for the near future and that, if this outlook were accurate, it raised questions about the ability of Magnetation to operate profitably. In March 2015, Magnetation began discussions with certain debt holders in order to seek a solution to its liquidity issues. AK Steel also participated in those discussions but no acceptable restructuring was agreed upon. On May 5, 2015, Magnetation and its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Minnesota. Magnetation’s outstanding indebtedness is non-recourse to AK Steel. The Company is not required to make any additional capital contributions or other future investments in Magnetation and has not guaranteed any obligations of Magnetation. Because the Company considers it unlikely that it will retain its equity interest in Magnetation as a result of Magnetation’s bankruptcy, it does not expect to record any further impact in its financial statements from its equity investment in Magnetation.

NOTE 5 - Income Taxes

Income taxes recorded through June 30, 2015 and 2014, were estimated using the discrete method. Current year income taxes are based on the actual year-to-date pre-tax loss through June 30, 2015, as well as the related change in the valuation allowance on deferred tax assets. The Company is unable to estimate the annual effective tax rate for 2015 with sufficient precision for purposes of the effective tax rate method, which requires consideration of a projection of full-year income and the expected change in the valuation allowance. The estimated annual effective tax rate method was not reliable due to its sensitivity to small changes to forecasted annual pre-tax earnings and the effect of the Company’s valuation allowance, which create results with significant variations in the customary relationship between income tax expense and pre-tax income for the interim periods. As a result, the Company determined that the use of the discrete method is more appropriate than the annual effective tax rate method. The Company has estimated the change in valuation allowances required based on the year-to-date pre-tax loss and the change in value of the identified tax-planning strategy, which is determined based on year-to-date LIFO income. Included in income tax expense are non-cash charges of $23.4 and $144.7, respectively, for the three and six months ended June 30, 2015, for changes in the valuation allowance on the Company’s deferred tax assets, compared to $7.4 and $39.1, respectively, in the three and six months ended June 30, 2014.

NOTE 6 - Long-term Debt and Other Financing

The Company’s debt balances were as follows:

	June 30, 2015	December 31, 2014
Credit Facility	$595.0	$605.0
8.75% Senior Secured Notes due December 2018	380.0	380.0
5.00% Exchangeable Senior Notes due November 2019 (effective rate of 10.8%)	150.0	150.0
7.625% Senior Notes due May 2020	529.8	529.8
7.625% Senior Notes due October 2021	427.5	430.0
8.375% Senior Notes due April 2022	290.2	290.2
Industrial Revenue Bonds due 2020 through 2028	99.3	99.3
Unamortized debt (discount) premium, net	(29.3)	(31.8)
Total long-term debt	$2,442.5	$2,452.5

During the six months ended June 30, 2015, the Company was in compliance with all the terms and conditions of its debt agreements.

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

At June 30, 2015, the Company’s eligible collateral, after application of applicable advance rates, was $1,415.3. As of June 30, 2015, there were outstanding Credit Facility borrowings of $595.0. Availability as of June 30, 2015 was further reduced by $73.3 of outstanding letters of credit, resulting in remaining availability of $747.0.

Senior Unsecured Notes

During the second quarter of 2015, the Company repurchased an aggregate principal amount of $2.5 of the 7.625% Senior Notes due October 2021 in a private, unsolicited, open market transaction. This repurchase was completed at a discount to the senior unsecured notes’ par value and the Company recognized a gain on the repurchase of $0.4 for the quarter ended June 30, 2015.

NOTE 7 - Pension and Other Postretirement Benefits

The Company provides noncontributory pension and various healthcare and life insurance benefits to most employees and retirees. The Company has contributed $24.1 to the master pension trust during 2015, completing its required contributions for the year. Of this total, $1.0 was contributed in the first half of 2015 and the remaining $23.1 was contributed in July. The Company does not expect to make any additional contributions during 2015. Based on current funding projections, no contributions to the master pension trust are required for 2016 and 2017, though future funding projections could be affected by differences between expected and actual returns on plan assets, actuarial data and assumptions relating to plan participants, the interest rate used to measure the pension obligations and changes to regulatory funding requirements.

Net periodic benefit cost (income) for pension and other postretirement benefits was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Pension Benefits
Service cost	$0.5	$0.3	$1.1	$0.7
Interest cost	32.5	36.3	65.0	73.0
Expected return on assets	(49.7)	(50.7)	(99.4)	(101.4)
Amortization of prior service cost	1.1	1.1	2.2	2.1
Amortization of (gain) loss	7.8	0.6	15.6	0.1
Net periodic benefit cost (income)	$(7.8)	$(12.4)	$(15.5)	$(25.5)

Other Postretirement Benefits
Service cost	$1.8	$1.0	$3.6	$2.0
Interest cost	5.6	5.1	11.2	10.1
Amortization of prior service cost (credit)	(16.1)	(18.3)	(32.3)	(36.6)
Amortization of (gain) loss	0.4	(0.4)	0.8	(0.7)
Net periodic benefit cost (income)	$(8.3)	$(12.6)	$(16.7)	$(25.2)

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

	June 30, 2015	December 31, 2014
Accrued liabilities	$10.4	$17.6
Other non-current liabilities	34.3	32.7

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

As previously reported, on July 15, 2009, AK Steel and the Pennsylvania Department of Environmental Protection (“PADEP”) entered into a Consent Order and Agreement (the “Consent Order”) to resolve an alleged unpermitted discharge of wastewater from the closed Hillside Landfill at the former Ambridge Works. Under the terms of the Consent Order, AK Steel paid a penalty and also agreed to implement various corrective actions, including an investigation of the area where activities were conducted regarding the landfill, submission of a plan to collect and treat surface waters and seep discharges, and upon approval from PADEP, implementation of that plan. The Company has accrued approximately $2.5 for the current phase of remedial work required under the Consent Order. However, the design plan for this phase has not yet been approved. The Company currently estimates that the remaining work required for this phase will be completed in 2018, but that estimated timeframe is subject to the potential for delays, such as delays due to work plan approval and/or permitting delays.

As previously reported, on June 29, 2000, the United States filed a complaint on behalf of the EPA against AK Steel in the U.S. District Court for the Southern District of Ohio, Case No. C-1-00530, for alleged violations of the Clean Air Act, the Clean Water Act and RCRA at the Middletown Works. Subsequently, the State of Ohio, the Sierra Club and the National Resources Defense Council intervened. On May 15, 2006, a Consent Decree in Partial Resolution of Pending Claims (the “Consent Decree”) was entered by the court. Under the Consent Decree, the Company paid a civil penalty and performed a supplemental environmental project to remove ozone-depleting refrigerants from certain equipment. The Company further agreed to undertake a comprehensive RCRA facility investigation at its Middletown Works and, as appropriate, complete a corrective measures study. In accordance with the Consent Decree, the Company also was required to implement certain RCRA corrective action interim measures to address polychlorinated biphenyls (“PCBs”) in sediments and soils relating to Dicks Creek and certain other specified surface waters, adjacent floodplain areas and other previously identified geographic areas. The Company has completed the remedial activity at Dicks Creek, but continues to work on the RCRA facility investigation and certain interim measures. The Company currently has accrued approximately $16.1 for the cost of known work required under the Consent Decree for the RCRA facility investigation and remaining interim measures.

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

As previously reported, on May 12, 2014, the Michigan Department of Environmental Quality (“MDEQ”) issued to Dearborn Works (then a part of Dearborn) an Air Permit to Install No. 182-05C (the “PTI”) to increase the emission limits for the blast furnace and other emission sources. The PTI was issued as a correction to a prior permit to install based on information that was not available during the prior permitting process. On July 10, 2014, the South Dearborn Environmental Improvement Association (“SDEIA”), Detroiters Working for Environmental Justice, Original United Citizens of Southwest Detroit and the Sierra Club filed a Claim of Appeal of the PTI in the State of Michigan Wayne County Circuit, Case No. 14-008887-AA. Appellants and the MDEQ stipulated to the intervention of Dearborn (now AK Steel) in this action as an additional appellee. The appellants allege multiple deficiencies with the permit and the permitting process. On October 9, 2014, the appellants filed a Motion for Peremptory Reversal of the MDEQ’s decision to issue the PTI. AK Steel believes that the MDEQ issued this permit properly in compliance with applicable law and will vigorously contest this appeal. On October 17, 2014, AK Steel filed a motion to dismiss the appeal of SDEIA. Additionally, on December 15, 2014, AK Steel filed a motion to dismiss the appeal for lack of jurisdiction. The hearing on all three motions occurred on February 12, 2015. At the conclusion of the hearing, all three motions were denied. On March 18, 2015, AK Steel filed an application for leave to appeal to the Michigan Court of Appeals seeking to overturn the decision of the Circuit Court denying its motion to dismiss for lack of jurisdiction. Until the appeal is resolved, AK Steel cannot determine what the ultimate permit limits will be. Until the permit limits are determined and final, AK Steel cannot reliably estimate the costs, if any, which it will incur in the event that the permit limits are changed as a result of the appeal. Nor can it determine if such costs will be material or the timeframe over which any potential costs would be incurred.

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

As previously reported, on April 9, 2014, SDEIA sent a Notice of Intent to Sue under the Clean Air Act to Dearborn with respect to Dearborn Works. On June 18, 2014, SDEIA filed a complaint under the citizen enforcement action provisions of the Clean Air Act against Dearborn in the United States District Court for the Eastern District of Michigan, Case No. 2:14-cv-12387-GER-PJK. The complaint alleges violations nearly identical to those alleged in the NOVs arising under the Clean Air Act that were issued to Dearborn Works by MDEQ and the EPA between 2008 and 2013 and are the subject of ongoing settlement negotiations. On August 29, 2014, AK Steel moved to dismiss many of the counts in the complaint. On October 9, 2014, plaintiff filed an amended complaint which removed two of the counts in the original complaint. AK Steel filed an answer to plaintiff’s amended complaint on October 24, 2014. AK Steel refiled its motion for partial dismissal and that motion is still pending before the court. AK Steel will vigorously contest these claims. Until the claims that are the subject of the amended complaint are resolved, AK Steel cannot reliably estimate the costs, if any, associated with the claims or the timeframe over which any potential costs would be incurred.

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

Information on asbestos cases pending at June 30, 2015, is presented below:

Asbestos Cases Pending at
June 30, 2015
Cases with specific dollar claims for damages:
Claims up to $0.2	111
Claims above $0.2 to $5.0	6
Claims above $5.0 to $15.0	2
Claims above $15.0 to $20.0	2
Claims above $20.0 to $30.5	1
Total claims with specific dollar claims for damages (a)	122
Cases without a specific dollar claim for damages	267
Total asbestos cases pending	389

(a)	Involve a total of 2,322 plaintiffs and 16,337 defendants

In each case, the amount described is per plaintiff against all of the defendants, collectively. Thus, it usually is not possible at the outset of a case to determine the specific dollar amount of a claim against AK Steel. In fact, it usually is not even possible at the outset to determine which of the plaintiffs actually will pursue a claim against AK Steel. Typically, that can only be determined through written interrogatories or other discovery after a case has been filed. Thus, in a case involving multiple plaintiffs and multiple defendants, AK Steel initially only accounts for the lawsuit as one claim against it. After AK Steel has determined through discovery whether a particular plaintiff will pursue a claim against it, it makes an appropriate adjustment to statistically account for that specific claim. It has been AK Steel’s experience to date that only a small percentage of asbestos plaintiffs ultimately identify AK Steel as a target defendant from whom they actually seek damages and most of these claims ultimately are either dismissed or settled for a small fraction of the damages initially claimed. Set forth below is a chart showing the number of new claims filed (accounted for as described above), the number of pending claims disposed of (i.e., settled or otherwise dismissed), and the approximate net amount of dollars paid on behalf of AK Steel in settlement of asbestos-related claims in the three and six months ended June 30, 2015 and 2014.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
New Claims Filed	8	11	24	24
Pending Claims Disposed Of	15	14	32	28
Total Amount Paid in Settlements	$0.3	$0.2	$0.4	$0.5

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

As previously reported, on January 20, 2010, ArcelorMittal France and ArcelorMittal Atlantique et Lorraine (collectively “ArcelorMittal”) filed an action in the United States District Court for the District of Delaware, Case No. 10-050-SLR against AK Steel, Dearborn, and Wheeling-Nisshin Inc., who is indemnified by Dearborn in this action. AK Steel is the successor to Dearborn by virtue of its recent acquisition of Dearborn. By virtue of its responsibility as a successor-in-interest to Dearborn and an indemnitor of Wheeling-Nisshin Inc, AK Steel now has complete responsibility for the defense of this action. The three named defendants thus are collectively referred to hereafter as “AK Steel,” though the precise claims against each separate defendant may vary. The complaint alleges that AK Steel is infringing the claims of U.S. Patent No. 6,296,805 (the “Patent”) in making pre-coated cold-rolled boron steel sheet and seeks injunctive relief and unspecified compensatory damages. AK Steel filed an answer in which it denied ArcelorMittal’s claims and raised various affirmative defenses. AK Steel also filed counterclaims against ArcelorMittal for a declaratory judgment that AK Steel is not infringing the Patent and that the Patent is invalid. Subsequently, the trial court bifurcated the issues of liability and damages. The case proceeded with a trial to a jury on the issue of liability during the week of January 15, 2011. The jury returned a verdict that AK Steel did not infringe the Patent and that the Patent was invalid. Judgment subsequently was entered in favor of AK Steel. ArcelorMittal filed an appeal with the United States Court of Appeals for the Federal Circuit. On November 30, 2012, the court of appeals issued a decision reversing certain findings related to claim construction and the validity of the Patent and remanded the case to the trial court for further proceedings. On January 30, 2013, ArcelorMittal filed a motion for rehearing with the court of appeals. On March 20, 2013, the court of appeals denied ArcelorMittal’s motion for rehearing. The case then was remanded to the trial court for further proceedings. On April 16, 2013, pursuant to a petition previously filed by ArcelorMittal and ArcelorMittal USA LLC, the U.S. Patent and Trademark Office reissued the Patent as U.S. Reissue Patent RE44,153 (the “Reissued Patent”). Also on April 16, 2013, ArcelorMittal filed a second action against the defendants in the United States District Court for the District of Delaware, Case Nos. 1:13-cv-00685 and 1:13-cv-00686 (collectively the “Second Action”). The complaint filed in the Second Action alleges that AK Steel is infringing the claims of the Reissued Patent and seeks injunctive relief and unspecified compensatory damages. On April 23, 2013, AK Steel filed a motion to dismiss key elements of the complaint filed in the Second Action. In addition, the parties briefed related non-infringement and claims construction issues in the original action. On October 25, 2013, the district court granted summary judgment in favor of AK Steel, confirming that AK Steel’s product does not infringe the original Patent or the Reissued Patent. The court further ruled that ArcelorMittal’s Reissued Patent was invalid due to ArcelorMittal’s deliberate violation of a statutory prohibition on broadening a patent through reissue more than two years after the original Patent was granted and that the original Patent had been surrendered when the Reissued Patent was issued and thus is no longer in effect. Final Judgment was entered on October 31, 2013. On November 6, 2013, ArcelorMittal filed a motion to clarify or, in the alternative, to alter or amend the October 31, 2013 judgment. The defendants opposed the motion. On December 5, 2013, the court issued a memorandum and order denying the motion and entering final judgment in favor of defendants, including AK Steel, and against ArcelorMittal, specifically ruling that all claims of ArcelorMittal’s Reissued Patent are invalid as violative of 35 U.S.C. §251(d). On December 30, 2013, ArcelorMittal filed notices of appeal to the Federal Circuit Court of Appeals. The appeal has been fully briefed and the court of appeals held a hearing on November 4, 2014. On May 12, 2015, the Federal Circuit issued its decision affirming in part and reversing in part the trial court’s decision and remanding the case for further proceedings. The Federal Circuit ruled that 23 of the 25 claims of the Reissued Patent were improperly broadened and therefore invalid. However, the Federal Court found that the district court erred in invalidating the remaining two claims and remanded the case for further proceedings before the district court. AK Steel intends to continue to contest this matter vigorously. At this time, the Company has not made a determination that a loss is probable and it does not have adequate information to reliably or accurately estimate its potential loss in the event that ArcelorMittal were to prevail in its appeal in this dispute. Because the Company has been unable to determine that the potential loss in this case is probable or estimable, it has not recorded an accrual related to this matter. In the event that the Company’s assumptions used to evaluate whether a loss in this matter is either probable or estimable prove to be incorrect or change in future periods, the Company may be required to record a liability for an adverse outcome.

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

On December 8, 2014, United States Steel Corporation (“US Steel”) filed an action against AK Steel and Dearborn in the Circuit Court for the County of Wayne, Michigan, Case No. 14-015598-CK, seeking a declaratory judgment and other relief with respect to the ownership and operation of Double Eagle, a joint venture between US Steel and AK Steel that was acquired as part of the acquisition by the Company of Dearborn from Severstal. Principally at issue was the fair market value of the 50% interest in Double Eagle that AK Steel acquired from Severstal and the rights and obligations of the parties with respect to the acquisition of that interest by US Steel pursuant to a purchase option. In February 2015, the parties mediated the dispute and reached an agreement in principal as to the market value of Double Eagle and the amount that US Steel would pay to AK Steel for its 50% interest in Double Eagle. On May 29, 2015, the parties closed a transaction transferring AK Steel’s interest in Double Eagle to US Steel, executed various transition-related agreements, and entered into a settlement and release agreement. On June 15, 2015, AK Steel and US Steel filed with the court a Stipulated Order of Dismissal With Prejudice and Without Costs dismissing all litigation related to Double Eagle, concluding this case.

Trade Cases

On September 18, 2013, AK Steel, along with another domestic producer and the United Steelworkers (collectively, the “Petitioners”), filed trade cases against imports of grain-oriented electrical steel (“GOES”) from seven countries. Antidumping (“AD”) petitions were filed against China, the Czech Republic, Germany, Japan, Poland, Russia and South Korea and a countervailing duty (“CVD”) petition was filed against China charging that unfairly traded imports of GOES from those seven countries are causing material injury to the domestic industry. The United States Department of Commerce (“DOC”) initiated the cases on October 24, 2013. On November 19, 2013, the International Trade Commission (“ITC”) made a preliminary determination that there is a reasonable indication that GOES imports caused or threaten to cause material injury. On May 5, 2014, the DOC issued preliminary determinations that imports of GOES from China, the Czech Republic, Germany, Japan,

Poland, Russia and South Korea are being dumped in the United States. On July 17, 2014, the DOC issued final dumping determinations with respect to imports of GOES from Germany, Japan and Poland, affirming the preliminary dumping margins for these three countries. As a result of the preliminary dumping determinations on China, the Czech Republic, Russia and South Korea, and final dumping determinations on Germany, Japan and Poland, importers were required to post cash deposits with U.S. Customs and Border Protection on imports of GOES from these seven countries (in addition to any deposits required by the preliminary affirmative CVD determinations). The DOC also reached affirmative preliminary critical circumstances findings with respect to Poland and Russia. In separate decisions issued on August 27, 2014 and October 23, 2014, the ITC issued its final determination with respect to imports of GOES from China, the Czech Republic, Germany, Japan, Poland, Russia and South Korea. In each of these decisions, the ITC determined in a 5-1 vote that the United States steel industry is neither materially injured nor threatened with material injury by reason of those imports. These two ITC decisions nullify the DOC’s preliminary assessment of dumping duties on GOES imports from each of the countries against which the trade petition was filed, as well as a CVD determination with respect to China.  On September 16, 2014, the Petitioners filed an appeal of the ITC’s August 27, 2014, decision to the Court of International Trade (the “CIT”), and on November 13, 2014, the Petitioners filed an appeal of the ITC’s October 23, 2014, decision to the CIT. Those two appeals have been consolidated into a single appeal at the CIT, and AK Steel expects a decision in the appeal in approximately one year from the date of the commencement of the appeal.

On June 3, 2015, AK Steel, along with five other domestic producers, filed AD and CVD petitions against imports of corrosion resistant steel (“CORE”) from China, India, Italy, South Korea and Taiwan. The petitions allege that unfairly traded imports of CORE from those five countries are causing material injury to the domestic industry. The DOC initiated its investigations on June 24, 2015. On July 16, 2015, the ITC made a unanimous preliminary determination of injury to the domestic industry caused by imports of CORE. As a result of the ITC’s affirmative determination, the DOC will continue its investigations, with its preliminary CVD determinations expected on or about August 27, 2015 and its preliminary AD determinations expected on or about November 10, 2015. If preliminary duties are imposed, covered importers would be required to post cash deposits to the U.S. government covering those duties beginning as of the date of the preliminary determination. Those preliminary duties would remain in effect until final determinations are issued. The entire investigation is expected to take approximately one year, with final determinations of whether there have been dumping, subsidization and injury likely occurring by the second quarter of 2016.

On July 28, 2015, AK Steel, along with five other domestic producers, filed AD petitions against imports of cold-rolled steel from Brazil, China, India, Japan, the Netherlands, Russia, South Korea and the United Kingdom, as well as CVD petitions against imports of cold-rolled steel from Brazil, China, India, Russia and South Korea. The petitions allege that unfairly traded imports of cold rolled steel from those eight countries are causing material injury to the domestic industry. The DOC must determine whether to initiate its investigations by August 17, 2015. If the DOC initiates, the ITC will make its preliminary injury determination on or about September 11, 2015 as to whether there is a reasonable indication that cold rolled steel imports caused or threaten to cause material injury. If the ITC’s preliminary determination is affirmative, the DOC is expected to make preliminary determinations with regard to dumping and subsidies by the first quarter of 2016, at which point the DOC may impose preliminary duties. If preliminary duties are imposed, covered importers would be required to post cash deposits to the U.S. government covering those duties beginning as of the date of the preliminary determination. Those preliminary duties would remain in effect until final determinations are issued. The entire investigation is expected to take approximately one year, with final determinations of whether there have been dumping, subsidization, and injury likely occurring by the third quarter of 2016.

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

NOTE 9 - Share-based Compensation

AK Holding’s Stock Incentive Plan permits the granting of nonqualified stock option, restricted stock, performance share and restricted stock unit awards to Directors, officers and other employees of the Company. The following table summarizes information about share-based compensation expense, which the Company has estimated will be $8.7 for 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
Share-based Compensation Expense	2015	2014	2015	2014
Stock options	$0.3	$0.3	$1.5	$1.3
Restricted stock	0.5	0.4	2.6	2.3
Restricted stock units issued to Directors	0.3	0.2	0.6	0.5
Performance shares	0.6	0.7	1.2	1.5
Total share-based compensation expense	$1.7	$1.6	$5.9	$5.6

The Company granted stock options on 861,500 shares during the six months ended June 30, 2015, with a weighted-average fair value of $2.41 per share of stock option. There have been 2,733 options exercised in 2015.

The Company granted restricted stock awards of 862,300 shares during the six months ended June 30, 2015, at a weighted-average fair value of $4.10 per share. The total intrinsic value of restricted stock awards that vested (i.e., restrictions lapsed) during the six months ended June 30, 2015 was $2.9.

The Company granted performance share awards of 890,700 shares during the six months ended June 30, 2015, with a weighted-average fair value of $3.09 per share.

NOTE 10 - Comprehensive Income (Loss)

The details of other comprehensive income (loss), net of tax, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Foreign currency translation
Balance at beginning of period	$(2.2)	$4.7	$1.0	$4.7
Other comprehensive income (loss):
Foreign currency translation gain (loss)	1.2	(0.1)	(2.0)	(0.1)
Balance at end of period	$(1.0)	$4.6	$(1.0)	$4.6
Cash flow hedges
Balance at beginning of period	$(32.3)	$17.5	$(32.2)	$18.3
Other comprehensive income (loss):
Gains (losses) arising in period	(1.5)	(8.8)	(19.5)	(6.9)
Income tax expense	—	—	—	—
Gains (losses) arising in period, net of tax	(1.5)	(8.8)	(19.5)	(6.9)
Reclassification of losses (gains) to net income (loss)—commodity contracts (a)	9.3	(1.3)	27.2	(4.0)
Income tax expense	—	—	—	—
Net amount of reclassification of losses (gains) to net income (loss)	9.3	(1.3)	27.2	(4.0)
Total other comprehensive income (loss), net of tax	7.8	(10.1)	7.7	(10.9)
Balance at end of period	$(24.5)	$7.4	$(24.5)	$7.4
Unrealized holding gains (losses) on securities
Balance at beginning of period	$0.4	$0.4	$0.4	$0.4
Other comprehensive income (loss):
Unrealized holding gains arising in period	—	—	—	—
Income tax expense	—	—	—	—
Unrealized holding gains (losses) arising in period, net of tax	—	—	—	—
Balance at end of period	$0.4	$0.4	$0.4	$0.4
Pension and OPEB plans
Balance at beginning of period	$(180.5)	$276.6	$(173.6)	$300.0
Other comprehensive income (loss):
Gains (losses) arising in period	—	—	—	(5.3)
Income tax expense	—	—	—	—
Gains (losses) arising in period, net of tax	—	—	—	(5.3)
Reclassification to net income (loss):
Prior service costs (credits) (b)	(15.0)	(17.2)	(30.1)	(34.5)
Actuarial (gains) losses (b)	8.2	0.2	16.4	(0.6)
Subtotal	(6.8)	(17.0)	(13.7)	(35.1)
Income tax expense	—	—	—	—
Amount of reclassification to net income (loss), net of tax	(6.8)	(17.0)	(13.7)	(35.1)
Total other comprehensive income (loss), net of tax	(6.8)	(17.0)	(13.7)	(40.4)
Balance at end of period	$(187.3)	$259.6	$(187.3)	$259.6

(a)	Amounts are included in cost of products sold on the Condensed Consolidated Statements of Operations.

(b)	Amounts are included in pension and OPEB expense (income) on the Condensed Consolidated Statements of Operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss) attributable to AK Steel Holding Corporation	$(64.0)	$(17.1)	$(370.3)	$(103.2)
Less: distributed earnings to common stockholders and holders of certain stock compensation awards	—	—	—	—
Undistributed earnings (loss)	$(64.0)	$(17.1)	$(370.3)	$(103.2)

Common stockholders earnings—basic and diluted:
Distributed earnings to common stockholders	$—	$—	$—	$—
Undistributed earnings (loss) to common stockholders	(63.8)	(17.0)	(369.0)	(102.8)
Common stockholders earnings (loss)—basic and diluted	$(63.8)	$(17.0)	$(369.0)	$(102.8)

Common shares outstanding (weighted-average shares in millions):
Common shares outstanding for basic earnings per share	177.2	136.2	177.1	136.2
Effect of exchangeable debt	—	—	—	—
Effect of dilutive stock-based compensation	—	—	—	—
Common shares outstanding for diluted earnings per share	177.2	136.2	177.1	136.2

Basic and diluted earnings per share:
Distributed earnings	$—	$—	$—	$—
Undistributed earnings (loss)	(0.36)	(0.13)	(2.08)	(0.76)
Basic and diluted earnings (loss) per share	$(0.36)	$(0.13)	$(2.08)	$(0.76)

Potentially issuable common shares (in millions) excluded from earnings per share calculation due to anti-dilutive effect	2.5	8.3	2.5	8.2

NOTE 12 - Variable Interest Entities

SunCoke Middletown

The Company purchases all of the coke and electrical power generated from the Middletown Coke Company, LLC (“SunCoke Middletown”), an affiliate of SunCoke Energy, Inc., under long-term supply agreements. SunCoke Middletown is deemed to be a variable interest entity because the Company has committed to purchase all of the expected production from the facility through at least 2031 and the Company has been determined to be the primary beneficiary. Thus, the financial results of SunCoke Middletown are required to be consolidated with the results of the Company, even though the Company has no ownership interest in SunCoke Middletown. Included in the Consolidated Statements of Operations was income before taxes related to SunCoke Middletown of $14.6 and $15.6 for the three months ended June 30, 2015 and 2014, respectively, and of $30.0 and $30.6 for the six months ended June 30, 2015 and 2014, respectively.

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

•
Level 2 inputs are inputs, other than quoted prices, that are directly or indirectly observable for the asset or liability. Level 2 inputs include model-generated values that rely on inputs either directly observed or readily-derived from available market data sources, such as Bloomberg or other news and data vendors. They include quoted prices for similar assets or liabilities in active markets, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves observable at commonly quoted intervals or current market) and contractual prices for the underlying financial instrument, as well as other relevant economic factors. Common/collective trusts are valued at the net asset value per share multiplied by the number of shares held as of the measurement date. The determination of net asset value for these trusts includes market pricing of the underlying assets as well as broker quotes and other valuation techniques that represent fair value. If the Company has the ability to redeem its investment in the respective alternative investment at the net asset value with no significant restrictions on the redemption at the consolidated balance sheet date, the Company has categorized the alternative investment as a Level 2 measurement in the fair value hierarchy. Fair values of the Company’s commodity derivative contracts and foreign currency forward contracts are generated using forward prices that are derived from observable futures prices relating to the respective commodity or currency from sources such as the New York Mercantile Exchange (NYMEX) or the London Metal Exchange (LME). In cases where the derivative is an option contract (including caps, floors and collars), the Company’s valuations reflect adjustments made to valuations generated by the derivatives’ counterparty. After validating that the counterparty’s assumptions relating to implied volatilities are in line with an independent source for these implied volatilities, the Company discounts these model-generated future values with discount factors designed to reflect the credit quality of the party obligated to pay under the derivative contract. Differing discount rates are applied to different contracts as a function of differing maturities and different counterparties. As of June 30, 2015, a spread over benchmark rates of less than 1% was used for derivatives valued as assets and less than 2% for derivatives valued as liabilities. The Company has estimated the fair value of long-term debt based upon quoted market prices for the same or similar issues or on the current interest rates available to the Company for debt of similar terms and maturities.

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	June 30, 2015			December 31, 2014
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets measured at fair value
Cash and cash equivalents	$75.0	$—	$75.0	$70.2	$—	$70.2
Other current assets:
Foreign exchange contracts	—	0.5	0.5	—	1.2	1.2
Commodity hedge contracts	—	1.7	1.7	—	3.6	3.6
Other non-current assets:
Available for sale investments—cash and cash equivalents	3.3	—	3.3	3.3	—	3.3
Commodity hedge contracts	—	0.6	0.6	—	1.8	1.8
Assets measured at fair value	$78.3	$2.8	$81.1	$73.5	$6.6	$80.1

Liabilities measured at fair value
Accrued liabilities—commodity hedge contracts	$—	$(30.2)	$(30.2)	$—	$(36.2)	$(36.2)
Other non-current liabilities—commodity hedge contracts	—	(7.3)	(7.3)	—	(5.7)	(5.7)
Liabilities measured at fair value	$—	$(37.5)	$(37.5)	$—	$(41.9)	$(41.9)

Liabilities measured at other than fair value
Long-term debt, including current portions:
Fair value	$—	$(2,265.3)	$(2,265.3)	$—	$(2,478.3)	$(2,478.3)
Carrying amount	—	(2,442.5)	(2,442.5)	—	(2,452.5)	(2,452.5)

The carrying amounts of the Company’s other financial instruments do not differ materially from their estimated fair values at June 30, 2015 and December 31, 2014.

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

The Company is exposed to fluctuations in market prices of raw materials and energy sources, as well as to the effect of market prices on the sale of certain commodity steel (hot roll carbon steel coils). The Company may use cash-settled commodity price swaps and options (including collars) to hedge the market risk associated with the purchase of certain of its raw materials and energy requirements and the sale of hot roll carbon steel coils. With respect to input commodities, these derivatives are typically used for a portion of the Company’s natural gas, nickel, iron ore, zinc and electricity requirements. The Company’s hedging strategy is designed to mitigate the effect on earnings from the price volatility of these various commodity exposures. Independent of any hedging activities, price changes in any of these commodity markets could negatively affect operating costs or selling prices.

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

The Company had the following outstanding commodity price swaps and options and forward foreign exchange contracts:

Commodity	June 30, 2015	December 31, 2014
Nickel (in lbs)	314,500	259,300
Natural gas (in MMBTUs)	28,285,000	33,992,500
Zinc (in lbs)	55,496,200	61,800,000
Iron ore (in metric tons)	2,475,000	2,335,000
Electricity (in MWHs)	1,298,500	1,182,800
Hot roll carbon steel coils (in short tons)	6,000	15,000
Foreign exchange contracts (in euros)	€39,575,000	€23,675,000

The following table presents the fair value of derivative instruments in the Condensed Consolidated Balance Sheets:

Asset (liability)	June 30, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Other current assets—commodity contracts	$0.9	$2.1
Other noncurrent assets—commodity contracts	0.6	1.8
Accrued liabilities—commodity contracts	(28.2)	(32.0)
Other non-current liabilities—commodity contracts	(7.3)	(5.7)

Derivatives not designated as hedging instruments:
Other current assets:
Foreign exchange contracts	0.5	1.2
Commodity contracts	0.8	1.5
Accrued liabilities—commodity contracts	(2.0)	(4.2)

The Company’s derivative contracts contain collateral funding requirements. The Company has master netting arrangements with its counterparties giving it the right to offset amounts owed under the derivative instruments and the collateral. The Company does not offset derivative assets and liabilities or collateral in its Condensed Consolidated Balance Sheets. The Company has recorded in other current assets $11.0 of collateral to counterparties under collateral funding arrangements as of June 30, 2015.

The following table presents gains (losses) on derivative instruments included in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
Gain (loss)	2015	2014	2015	2014
Derivatives designated as cash flow hedges—
Commodity contracts:
Reclassified from accumulated other comprehensive income into cost of products sold (effective portion)	$(9.3)	$1.3	$(27.2)	$4.0
Recognized in cost of products sold (ineffective portion and amount excluded from effectiveness testing)	(1.1)	(0.7)	(14.1)	(0.7)

Derivatives not designated as hedging instruments:
Foreign exchange contracts—recognized in other income (expense)	(2.8)	0.2	(1.4)	0.9
Commodity contracts:
Recognized in net sales	0.5	(0.6)	1.8	(4.2)
Recognized in cost of products sold	0.9	(19.4)	(1.5)	(19.2)

The following table lists the amount of gains (losses) before tax expected to be reclassified into cost of products sold within the next twelve months for the Company’s existing commodity contracts that qualify for hedge accounting, as well as the period of time over which the Company is hedging its exposure to the volatility in future cash flows:

Commodity Hedge	Settlement Dates	Gains (losses)
Natural gas	July 2015 to December 2016	$(10.3)
Zinc	July 2015 to December 2016	(4.7)
Electricity	July 2015 to December 2016	(1.2)
Iron ore	July 2015 to February 2017	(16.2)

NOTE 15 - Supplemental Cash Flow Information

The following table presents the net cash paid (received) during the period for interest, net of capitalized interest, and income taxes:

	Six Months Ended June 30,
	2015	2014
Net cash paid (received) during the period for:
Interest, net of capitalized interest	$82.4	$59.1
Income taxes	0.1	0.4

Included in net cash flows from operations was cash provided by SunCoke Middletown of $46.1 and $32.6 for the six months ended June 30, 2015 and 2014, respectively. Consolidated cash and cash equivalents at June 30, 2015 and December 31, 2014, includes $21.0 and $18.2, respectively, of cash and cash equivalents of SunCoke Middletown. There are no compensating balance arrangements or legal restrictions on the cash and cash equivalents of SunCoke Middletown, however, it is not available for the Company’s use.

The Company had non-cash capital investments during the six months ended June 30, 2015 and 2014, that had not been paid as of the end of the respective period. These amounts are included in accounts payable and accrued liabilities and have been excluded from the Condensed Consolidated Statements of Cash Flows. The Company also granted restricted stock to certain employees and restricted stock units to directors under the Stock Incentive Plan. The amounts of non-cash investing and financing activities were as follows:

	Six Months Ended June 30,
	2015	2014
Capital investments	$24.3	$6.6
Issuance of restricted stock and restricted stock units	3.8	3.7

NOTE 16 - Union Contracts

On May 7, 2015, members of the United Auto Workers, Local 4104, ratified a four-year labor agreement covering approximately 150 hourly production and maintenance employees at the Company’s Zanesville Works. The new agreement took effect on May 20, 2015, and runs through May 31, 2019.

The Company has no other expiring labor contracts in 2015. An agreement with the United Auto Workers, Local 3462, which represents approximately 340 employees at the Company’s Coshocton Works, is scheduled to expire on March 31, 2016.

NOTE 17 - New Accounting Pronouncements

The Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), during the second quarter of 2014. Topic 606 affects virtually all aspects of an entity’s revenue recognition, including determining the measurement of revenue and the timing of when it is recognized for the transfer of goods or services to customers. In July 2015, the Financial Accounting Standards Board approved a one-year deferral of the effective date, which would make Topic 606 effective for annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the effect of the adoption of Topic 606 on its financial position and results of operations.

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

Condensed Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended June 30, 2015

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$1,639.3	$65.0	$136.1	$(151.0)	$1,689.4
Cost of products sold (exclusive of items shown separately below)	—	1,556.2	42.2	108.7	(127.9)	1,579.2
Selling and administrative expenses (exclusive of items shown separately below)	1.4	65.4	2.7	6.5	(12.5)	63.5
Depreciation	—	48.5	1.0	6.2	—	55.7
Pension and OPEB expense (income)	—	(16.1)	—	—	—	(16.1)
Total operating costs	1.4	1,654.0	45.9	121.4	(140.4)	1,682.3
Operating profit (loss)	(1.4)	(14.7)	19.1	14.7	(10.6)	7.1
Interest expense	—	43.0	—	0.5	—	43.5
Other income (expense)	—	(1.6)	1.6	1.5	—	1.5
Income (loss) before income taxes	(1.4)	(59.3)	20.7	15.7	(10.6)	(34.9)
Income tax expense (benefit)	—	10.3	8.2	0.5	(4.4)	14.6
Equity in net income (loss) of subsidiaries	(62.6)	7.0	—	—	55.6	—
Net income (loss)	(64.0)	(62.6)	12.5	15.2	49.4	(49.5)
Less: Net income attributable to noncontrolling interests	—	—	—	14.5	—	14.5
Net income (loss) attributable to AK Steel Holding Corporation	(64.0)	(62.6)	12.5	0.7	49.4	(64.0)
Other comprehensive income (loss)	2.2	2.2	—	1.2	(3.4)	2.2
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$(61.8)	$(60.4)	$12.5	$1.9	$46.0	$(61.8)

Condensed Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended June 30, 2014

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$1,483.1	$72.3	$133.2	$(157.8)	$1,530.8
Cost of products sold (exclusive of items shown separately below)	—	1,404.1	51.9	105.3	(144.4)	1,416.9
Selling and administrative expenses (exclusive of items shown separately below)	1.0	53.8	2.9	7.1	(10.9)	53.9
Depreciation	—	42.3	1.0	5.2	—	48.5
Pension and OPEB expense (income)	—	(25.0)	—	—	—	(25.0)
Total operating costs	1.0	1,475.2	55.8	117.6	(155.3)	1,494.3
Operating profit (loss)	(1.0)	7.9	16.5	15.6	(2.5)	36.5
Interest expense	—	32.5	—	0.7	—	33.2
Other income (expense)	—	(3.9)	1.7	(0.8)	—	(3.0)
Income (loss) before income taxes	(1.0)	(28.5)	18.2	14.1	(2.5)	0.3
Income tax expense (benefit)	—	(4.7)	7.9	(0.4)	(1.0)	1.8
Equity in net income (loss) of subsidiaries	(16.1)	7.7	—	—	8.4	—
Net income (loss)	(17.1)	(16.1)	10.3	14.5	6.9	(1.5)
Less: Net income attributable to noncontrolling interests	—	—	—	15.6	—	15.6
Net income (loss) attributable to AK Steel Holding Corporation	(17.1)	(16.1)	10.3	(1.1)	6.9	(17.1)
Other comprehensive income (loss)	(27.2)	(27.2)	—	(0.1)	27.3	(27.2)
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$(44.3)	$(43.3)	$10.3	$(1.2)	$34.2	$(44.3)

Condensed Consolidated Statements of Comprehensive Income (Loss)
Six Months Ended June 30, 2015

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$3,341.8	$130.8	$260.5	$(292.8)	$3,440.3
Cost of products sold (exclusive of items shown separately below)	—	3,165.6	87.0	203.8	(268.6)	3,187.8
Selling and administrative expenses (exclusive of items shown separately below)	3.1	136.2	5.7	13.1	(25.4)	132.7
Depreciation	—	96.9	2.0	12.2	—	111.1
Pension and OPEB expense (income)	—	(32.2)	—	—	—	(32.2)
Total operating costs	3.1	3,366.5	94.7	229.1	(294.0)	3,399.4
Operating profit (loss)	(3.1)	(24.7)	36.1	31.4	1.2	40.9
Interest expense	—	86.4	—	1.0	—	87.4
Impairment of Magnetation investment	—	—	—	(256.3)	—	(256.3)
Other income (expense)	—	(4.2)	3.2	(14.2)	—	(15.2)
Income (loss) before income taxes	(3.1)	(115.3)	39.3	(240.1)	1.2	(318.0)
Income tax expense (benefit)	—	11.8	15.7	(5.6)	0.4	22.3
Equity in net income (loss) of subsidiaries	(367.2)	(240.1)	—	—	607.3	—
Net income (loss)	(370.3)	(367.2)	23.6	(234.5)	608.1	(340.3)
Less: Net income attributable to noncontrolling interests	—	—	—	30.0	—	30.0
Net income (loss) attributable to AK Steel Holding Corporation	(370.3)	(367.2)	23.6	(264.5)	608.1	(370.3)
Other comprehensive income (loss)	(8.0)	(8.0)	—	(2.0)	10.0	(8.0)
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$(378.3)	$(375.2)	$23.6	$(266.5)	$618.1	$(378.3)

Condensed Consolidated Statements of Comprehensive Income (Loss)
Six Months Ended June 30, 2014

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$2,798.2	$140.1	$258.0	$(282.0)	$2,914.3
Cost of products sold (exclusive of items shown separately below)	—	2,708.0	101.5	204.6	(261.6)	2,752.5
Selling and administrative expenses (exclusive of items shown separately below)	2.6	112.7	5.7	14.6	(21.5)	114.1
Depreciation	—	84.8	2.0	10.4	—	97.2
Pension and OPEB expense (income)	—	(50.7)	—	—	—	(50.7)
Total operating costs	2.6	2,854.8	109.2	229.6	(283.1)	2,913.1
Operating profit (loss)	(2.6)	(56.6)	30.9	28.4	1.1	1.2
Interest expense	—	64.2	—	1.2	—	65.4
Other income (expense)	—	(7.7)	3.3	(0.5)	—	(4.9)
Income (loss) before income taxes	(2.6)	(128.5)	34.2	26.7	1.1	(69.1)
Income tax expense (benefit)	—	(9.3)	13.7	(1.2)	0.4	3.6
Equity in net income (loss) of subsidiaries	(100.6)	18.6	—	—	82.0	—
Net income (loss)	(103.2)	(100.6)	20.5	27.9	82.7	(72.7)
Less: Net income attributable to noncontrolling interests	—	—	—	30.5	—	30.5
Net income (loss) attributable to AK Steel Holding Corporation	(103.2)	(100.6)	20.5	(2.6)	82.7	(103.2)
Other comprehensive income (loss)	(51.4)	(51.4)	—	(0.1)	51.5	(51.4)
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$(154.6)	$(152.0)	$20.5	$(2.7)	$134.2	$(154.6)

Condensed Consolidated Balance Sheets
June 30, 2015

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$27.9	$—	$47.1	$—	$75.0
Accounts receivable, net	—	535.6	27.9	39.6	(35.6)	567.5
Inventory, net	—	1,073.8	26.8	62.9	(7.0)	1,156.5
Deferred tax assets, current	—	57.3	—	0.2	—	57.5
Other current assets	0.3	54.1	0.3	3.1	—	57.8
Total current assets	0.3	1,748.7	55.0	152.9	(42.6)	1,914.3
Property, plant and equipment	—	5,721.7	99.3	598.1	—	6,419.1
Accumulated depreciation	—	(4,135.7)	(73.8)	(74.1)	—	(4,283.6)
Property, plant and equipment, net	—	1,586.0	25.5	524.0	—	2,135.5
Other non-current assets:
Investments in affiliates	—	42.7	—	33.6	—	76.3
Investment in subsidiaries	(3,393.3)	1,369.5	—	—	2,023.8	—
Inter-company accounts	2,527.1	(3,518.1)	1,376.4	(422.7)	37.3	—
Other non-current assets	—	116.0	33.0	60.3	—	209.3
TOTAL ASSETS	$(865.9)	$1,344.8	$1,489.9	$348.1	$2,018.5	$4,335.4
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$724.8	$5.8	$32.2	$(1.0)	$761.8
Accrued liabilities	—	206.3	2.8	16.3	—	225.4
Current portion of pension and other postretirement benefit obligations	—	63.4	—	0.3	—	63.7
Total current liabilities	—	994.5	8.6	48.8	(1.0)	1,050.9
Non-current liabilities:
Long-term debt	—	2,442.5	—	—	—	2,442.5
Pension and other postretirement benefit obligations	—	1,170.7	—	3.5	—	1,174.2
Other non-current liabilities	—	130.4	—	0.4	—	130.8
TOTAL LIABILITIES	—	4,738.1	8.6	52.7	(1.0)	4,798.4
Equity (deficit):
Total stockholders’ equity (deficit)	(865.9)	(3,393.3)	1,481.3	(107.5)	2,019.5	(865.9)
Noncontrolling interests	—	—	—	402.9	—	402.9
TOTAL EQUITY (DEFICIT)	(865.9)	(3,393.3)	1,481.3	295.4	2,019.5	(463.0)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$(865.9)	$1,344.8	$1,489.9	$348.1	$2,018.5	$4,335.4

Condensed Consolidated Balance Sheets
December 31, 2014

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$28.5	$0.5	$41.2	$—	$70.2
Accounts receivable, net	—	606.2	27.6	37.3	(26.8)	644.3
Inventory, net	—	1,080.5	26.2	73.5	(8.1)	1,172.1
Deferred tax assets, current	—	67.5	—	0.2	—	67.7
Other current assets	0.3	67.9	0.2	3.0	—	71.4
Total current assets	0.3	1,850.6	54.5	155.2	(34.9)	2,025.7
Property, plant and equipment	—	5,695.8	97.3	595.3	—	6,388.4
Accumulated depreciation	—	(4,040.8)	(71.8)	(62.6)	—	(4,175.2)
Property, plant and equipment, net	—	1,655.0	25.5	532.7	—	2,213.2
Other non-current assets:
Investments in affiliates	—	84.5	—	304.2	—	388.7
Investment in subsidiaries	(2,970.9)	1,582.4	—	—	1,388.5	—
Inter-company accounts	2,478.1	(3,420.4)	1,325.5	(412.4)	29.2	—
Other non-current assets	—	137.4	33.0	60.5	—	230.9
TOTAL ASSETS	$(492.5)	$1,889.5	$1,438.5	$640.2	$1,382.8	$4,858.5
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$754.9	$6.9	$42.0	$(0.7)	$803.1
Accrued liabilities	—	244.6	3.0	18.9	—	266.5
Current portion of pension and other postretirement benefit obligations	—	55.3	—	0.3	—	55.6
Total current liabilities	—	1,054.8	9.9	61.2	(0.7)	1,125.2
Non-current liabilities:
Long-term debt	—	2,452.5	—	—	—	2,452.5
Pension and other postretirement benefit obligations	—	1,221.3	—	4.0	—	1,225.3
Other non-current liabilities	—	131.8	—	0.7	—	132.5
TOTAL LIABILITIES	—	4,860.4	9.9	65.9	(0.7)	4,935.5
Equity (deficit):
Total stockholders’ equity (deficit)	(492.5)	(2,970.9)	1,428.6	158.8	1,383.5	(492.5)
Noncontrolling interests	—	—	—	415.5	—	415.5
TOTAL EQUITY (DEFICIT)	(492.5)	(2,970.9)	1,428.6	574.3	1,383.5	(77.0)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$(492.5)	$1,889.5	$1,438.5	$640.2	$1,382.8	$4,858.5

Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2015

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net cash flows from operating activities	$(2.5)	$14.9	$22.9	$40.4	$8.2	$83.9
Cash flows from investing activities:
Capital investments	—	(45.7)	(1.6)	(2.4)	—	(49.7)
Proceeds from sale of equity investee	—	25.0	—	—	—	25.0
Other investing items, net	—	1.3	—	—	—	1.3
Net cash flows from investing activities	—	(19.4)	(1.6)	(2.4)	—	(23.4)
Cash flows from financing activities:
Net borrowings (payments) under credit facility	—	(10.0)	—	—	—	(10.0)
Redemption of long-term debt	—	(2.2)	—	—	—	(2.2)
Inter-company activity	3.5	16.0	(21.8)	10.5	(8.2)	—
SunCoke Middletown distributions to noncontrolling interest owners	—	—	—	(42.6)	—	(42.6)
Other financing items, net	(1.0)	0.1	—	—	—	(0.9)
Net cash flows from financing activities	2.5	3.9	(21.8)	(32.1)	(8.2)	(55.7)
Net increase (decrease) in cash and cash equivalents	—	(0.6)	(0.5)	5.9	—	4.8
Cash and equivalents, beginning of period	—	28.5	0.5	41.2	—	70.2
Cash and equivalents, end of period	$—	$27.9	$—	$47.1	$—	$75.0

Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2014

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net cash flows from operating activities	$(2.0)	$(375.3)	$15.6	$26.3	$4.3	$(331.1)
Cash flows from investing activities:
Capital investments	—	(16.7)	(1.3)	(9.6)	—	(27.6)
Investments in Magnetation joint venture	—	—	—	(45.0)	—	(45.0)
Other investing items, net	—	7.2	—	(0.3)	—	6.9
Net cash flows from investing activities	—	(9.5)	(1.3)	(54.9)	—	(65.7)
Cash flows from financing activities:
Net borrowings under credit facility	—	440.0	—	—	—	440.0
Redemption of long-term debt	—	(0.4)	—	—	—	(0.4)
Debt issuance costs	—	(3.3)	—	—	—	(3.3)
Inter-company activity	3.0	(49.2)	(14.1)	64.6	(4.3)	—
SunCoke Middletown distributions to noncontrolling interest owners	—	—	—	(28.9)	—	(28.9)
Other financing items, net	(1.0)	(0.1)	—	—	—	(1.1)
Net cash flows from financing activities	2.0	387.0	(14.1)	35.7	(4.3)	406.3
Net increase (decrease) in cash and cash equivalents	—	2.2	0.2	7.1	—	9.5
Cash and equivalents, beginning of period	—	16.8	—	28.5	—	45.3
Cash and equivalents, end of period	$—	$19.0	$0.2	$35.6	$—	$54.8

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

Overview

The second quarter of 2015 was a challenging one for the Company, principally because of the negative effects of the high level of foreign steel imports on carbon steel shipments and pricing. Excess global steelmaking capacity and continued challenging global economic conditions outside the United States have resulted in a substantial increase in the level of what the Company believes are unfairly traded steel imports into the United States. As a result, carbon steel spot market selling prices continued to decline through most of the first half of 2015 before recovering slightly toward the end of the second quarter. The strength of the U.S. dollar continued to hamper the domestic carbon steel spot market, as foreign steel products remained cheaper for domestic purchasers and domestic products remained more expensive to export to foreign markets. These conditions negatively affected both the volume and the price of the Company’s shipments to the carbon steel spot market in the second quarter of 2015. As a result of these pressures, and reflecting the added shipments and sales resulting from the Dearborn acquisition, net sales for the second quarter of 2015 were $1,689.4 on shipments of 1,811,700 tons, or an average of $931 per ton, compared to net sales of $1,530.8 on shipments of 1,397,500 tons, or $1,095 per ton, for the year-ago second quarter. The second quarter shipments reflect an increase compared to the first quarter of 2015, but net sales declined reflecting the continued pressure on pricing from imported flat rolled steel products.

In response to the continued impact of foreign steel imports on the U.S. market, in June 2015 the Company joined other major domestic steel producers in filing anti-dumping and countervailing duty petitions against producers in several foreign countries related to corrosion-resistant steel.  Subsequently, in late July 2015, the Company again joined a group of major domestic steel producers in filing anti-dumping and countervailing duty petitions against several foreign producers pertaining to cold-rolled steel. The petitions charge that unfairly traded imports of corrosion-resistant steel and cold-rolled steel from the named countries are causing material injury to AK Steel and the domestic steel industry.  The petitions further charge that significant subsidies have been provided to the foreign producers by the governments of those countries. Corrosion-resistant steel and cold-rolled steel comprised approximately two-thirds of the Company’s shipments for 2014. Also during the second quarter, the United States enacted certain trade reform provisions that are expected to enable trade cases to be pursued sooner, make it easier for petitioning companies to demonstrate that they have been injured by foreign imports, and increase the dumping margins that may be assessed against foreign producers in prevailing cases.

Despite the challenges, the Company continued to benefit from strong shipments of carbon and stainless steels to the automotive market throughout the first half of 2015. The Company also experienced stable and consistent operations, with no major unplanned outages, during the first half of 2015 compared to the first half of 2014. The Company continued to make strong progress with the integration of Dearborn Works, including improving safety performance, product quality, environmental compliance, and production processes, among many other areas. In addition, the Company benefited from reduced raw material (principally carbon scrap and iron ore pellets) and energy costs, which in some cases touched multi-year lows.

The second quarter also marked two significant steps taken by the Company to remain a leader in research and innovation in the flat-rolled steel industry. First, the Company unveiled its plans to introduce one of the first commercially available families of Next-Generation Advanced High Strength Steels (“AHSS”) in the world.  The Company expects to utilize this new technology to produce steels that provide significantly improved formability at higher ultimate tensile strength levels, providing automotive customers greater opportunities for lightweighting as they strive to meet higher standards for fuel efficiency and safety. The $29.0 investment will be implemented at the Company’s Dearborn Works and includes modifying the current hot-dip galvanizing line to produce both coated and cold-rolled Next-Generation AHSS on the same line.  The project is expected to be completed by the fall of 2016, with new products being shipped to automotive and other customers by early 2017. Second, the Company broke ground on its new, world-class Research and Innovation Center in Middletown, Ohio.  The new facility, which the Company expects to be completed in late 2016, will be customer-focused, providing advanced technical support to the Company’s customers and enhancing its capabilities to bring new products to the marketplace, including new stainless steels, high efficiency electrical steels and Next-Generation AHSS carbon products.

These positives were outweighed by the negative financial effects of the lower carbon spot market shipment volume and selling prices. As a result, the Company incurred a net loss of $64.0, or $0.36 per diluted share of common stock, for the second quarter of 2015, compared to a net loss of $17.1, or $0.13 per diluted share, for the second quarter of 2014. The Company reported adjusted EBITDA (as defined in the “Non-GAAP Financial Measures” section below) of $47.6, or $26 per ton, for the second quarter of 2015 compared to adjusted EBITDA of $64.5, or $46 per ton, for the year-ago second quarter.

Steel Shipments

Total shipments were 1,811,700 tons and 1,397,500 tons for the three months ended June 30, 2015 and 2014, respectively. Total shipments were 3,562,200 tons and 2,659,600 tons for the six months ended June 30, 2015 and 2014, respectively. The 30% increase in total shipments in the second quarter and the 34% increase in the first half of 2015 compared to the prior year periods were attributable principally to the addition of shipments from Dearborn Works as a result of the acquisition of that facility in September 2014, as well as continued strong shipments to the automotive market.

For the three months ended June 30, 2015, value-added products comprised 77.8% of total shipments, compared to 85.3% of total shipments in the three months ended June 30, 2014. For the six months ended June 30, 2015, value-added products comprised 77.9% of total shipments, compared to 87.2% of total shipments in the six months ended June 30, 2014. The reduction was primarily the result of a product mix change related to a higher level of hot-rolled shipments, principally due to the acquisition of Dearborn Works in September 2014. At the time of its acquisition, the product mix at Dearborn Works included a higher percentage of hot-rolled products than at other Company facilities. Increasing the percentage of higher margin, value-added carbon steel shipments from Dearborn Works, particularly to automotive customers, is an ongoing area of focus for the Company. The following table presents net shipments by product line:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
Value-added Shipments	(tons in thousands)				(tons in thousands)
Stainless/electrical	223.4	12.3%	223.8	16.0%	450.9	12.7%	430.0	16.2%
Coated	823.8	45.5%	637.5	45.6%	1,609.8	45.2%	1,238.3	46.6%
Cold-rolled	332.6	18.4%	298.0	21.3%	653.6	18.3%	584.5	22.0%
Tubular	29.7	1.6%	33.5	2.4%	59.1	1.7%	64.4	2.4%
Subtotal value-added shipments	1,409.5	77.8%	1,192.8	85.3%	2,773.4	77.9%	2,317.2	87.2%
Non Value-added Shipments
Hot-rolled	359.1	19.8%	177.1	12.7%	692.1	19.4%	285.6	10.7%
Secondary	43.1	2.4%	27.6	2.0%	96.7	2.7%	56.8	2.1%
Subtotal non value-added shipments	402.2	22.2%	204.7	14.7%	788.8	22.1%	342.4	12.8%
Total shipments	1,811.7	100.0%	1,397.5	100.0%	3,562.2	100.0%	2,659.6	100.0%

Sales

Net sales for the second quarter of June 30, 2015, increased by approximately 10% compared to the second quarter of 2014, and net sales for the six months ended June 30, 2015, increased by approximately 18% compared to the six months ended June 30, 2014. These increases were due principally to the acquisition of Dearborn Works and continued strong shipments to the automotive market, offset in part by a reduction in the average selling price of the Company’s products. The Company’s average selling price for the second quarter of 2015 was $931 per ton, a 15% decrease from the Company’s average selling price of $1,095 per ton for the second quarter of 2014. The average selling price for the six months ended June 30, 2015 was $965 per ton, a 12% decrease from the Company’s average selling price of $1,096 per ton for the six months ended June 30, 2014. These decreases in average selling prices were primarily a result of lower carbon steel spot market selling prices, lower selling prices tied to variable-price mechanisms and a higher percentage of hot-rolled steel related to the Dearborn acquisition.

Net sales to customers outside the United States for the three and six months ended June 30, 2015 totaled $223.6 and $432.0, respectively, compared to $184.8 and $350.6 for the three and six months ended June 30, 2014, respectively.

Cost of Products Sold

The Company’s total cost of products sold was higher in the second quarter of 2015 compared to the year-ago second quarter, reflecting the higher level of sales as a result of the acquisition of Dearborn. However, the amount of the increase was moderated somewhat by lower per-unit input costs for energy and certain raw materials (primarily carbon scrap and iron ore pellets) in the second quarter of 2015 compared to the second quarter of 2014.

The Company incurred planned maintenance outage costs of $18.2 and $31.8 in the three and six months ended June 30, 2015, respectively, compared to $2.5 and $31.9 in planned outage costs in the three and six months ended June 30, 2014, respectively. LIFO credits of $34.8 and $51.9 were recorded for the three and six months ended June 30, 2015, respectively, compared to LIFO credits of $3.3 and $4.8 for the three and six months ended June 30, 2014, respectively. The increases in LIFO credits were primarily driven by the substantial decline in raw material costs.

Cost of products sold for the three and six months ended June 30, 2014, were negatively affected by extreme winter weather conditions in early 2014 and an incident at the company’s Ashland Works blast furnace in February 2014. Extra costs of approximately $45.0 were recognized for the first six months of 2014 for higher energy costs and additional costs for transportation and operations related to weather-delayed deliveries of iron ore pellets. The incident at the Ashland Works resulted in unplanned outage costs of approximately $18.0 in the six months ended June 30, 2014.

Selling and Administrative Expenses

Selling and administrative expenses for the three and six months ended June 30, 2015 were $63.5 and $132.7, respectively, compared to $53.9 and $114.1 for the three and six months ended June 30, 2014, respectively. The increases in the three and six months ended June 30, 2015, compared to the prior year related primarily to the inclusion of selling and administrative costs associated with the acquired Dearborn operations.

Depreciation

Depreciation expense for the three and six months ended June 30, 2015 was $55.7 and $111.1, respectively, compared to $48.5 and $97.2 for the corresponding periods in 2014. The increases are primarily related to depreciation expense on the fixed assets acquired in the Dearborn acquisition.

Pension and Other Postretirement Employee Benefit (“OPEB”) Expense (Income)

The Company recorded pension and OPEB income of $16.1 and $32.2 for the three and six months ended June 30, 2015, respectively. Pension and OPEB income was $25.0 and $50.7 for the corresponding periods in 2014. The decrease in income for the three and six months ended June 30, 2015, compared to the prior year was largely a result of an increase in the amount of amortization of unrealized actuarial losses.

Operating Profit

The Company reported an operating profit of $7.1 and $40.9 for the three and six months ended June 30, 2015, respectively, compared to an operating profit of $36.5 and $1.2 for the three and six months ended June 30, 2014, respectively. Overall, lower costs for key inputs and continued strong carbon and stainless shipments to the automotive markets were only able to partially offset the effect of lower selling prices in the carbon spot market. Included in operating profit was operating profit related to SunCoke Middletown of $14.6 and $30.0 for the three and six months ended June 30, 2015, respectively, compared to $15.6 and $30.6 for the corresponding periods in 2014.

Interest Expense

Interest expense for the three and six months ended June 30, 2015 was $43.5 and $87.4, respectively, compared to $33.2 and $65.4 for the same periods in 2014. The increases over 2014 were primarily related to higher balances outstanding under the credit facility and interest on the debt issued in the third quarter of 2014 to acquire Dearborn.

Impairment of Magnetation Investment

The Company recognized a non-cash impairment charge of $256.3 for the six months ended June 30, 2015 related to its investment in Magnetation. For further discussion, see the Magnetation section below and Note 4 to the condensed consolidated financial statements.

Other Income (Expense)

Other income (expense) was $1.5 and $(15.2) for the three and six months ended June 30, 2015, respectively, compared to other income (expense) of $(3.0) and $(4.9) for the three and six months ended June 30, 2014, respectively. Included in other income (expense) was the Company’s share of income (loss) related to Magnetation of $(16.3) for the six months ended June 30, 2015, and $(2.5) and $(3.8) for the three and six months ended June 30, 2014, respectively. The results of operations for the three months ended June 30, 2015, do not include any losses of Magnetation as the basis in the Magnetation investment had been reduced to zero as of March 31, 2015.

Income Taxes

Income taxes recorded through June 30, 2015 and 2014 were estimated using the discrete method. Current year income taxes are based on the actual year-to-date pre-tax loss through June 30, 2015, as well as the related change in the valuation allowance on deferred tax assets. The Company was unable to estimate the annual effective tax rate for 2015 with sufficient precision for purposes of the effective tax rate method, which requires consideration of a projection of full-year income and the expected change in the valuation allowance. The estimated annual effective tax rate method is not reliable due to its sensitivity to small changes to forecasted annual pre-tax earnings and the effect of the Company’s valuation allowance, which create results with significant variations in the customary relationship between income tax expense and pre-tax income for the interim periods. As a result, the Company determined that the use of the discrete method is more appropriate than the annual effective tax rate method. The Company has estimated the change in valuation allowances required based on the year-to-date pre-tax loss and the change in value of the identified tax-planning strategy, which is determined based on year-to-date LIFO income. Included in income tax expense are non-cash charges of $23.4 and $144.7 for the three and six months ended June 30, 2015, respectively, for changes in the valuation allowance on the Company’s deferred tax assets, compared to $7.4 and $39.1 in the three and six months ended June 30, 2014, respectively.

Net Income (Loss) and Adjusted Net Income (Loss)

As a result of the various factors and conditions described above, the Company reported a net loss attributable to AK Holding for the second quarter of 2015 of $64.0, or $0.36 per diluted share, compared to a net loss of $17.1, or $0.13 per diluted share, for the second quarter of 2014.

For the six months ended June 30, 2015, the Company incurred a net loss attributable to AK Holding of $370.3, or $2.08 per diluted share, compared to a net loss of $103.2, or $0.76 per diluted share, for the six months ended June 30, 2014. Excluding the Magnetation impairment charge, the Company reported an adjusted net loss of $114.0, or $0.64 per diluted share, in the six months ended June 30, 2015.

Adjusted EBITDA

Adjusted EBITDA (as defined below under Non-GAAP Financial Measures) was $47.6, or $26 per ton, for the second quarter of 2015, compared to adjusted EBITDA of $64.5, or $46 per ton, for the second quarter of 2014.

Adjusted EBITDA was $105.1, or $29 per ton, for the six months ended June 30, 2015, compared to adjusted EBITDA of $61.7, or $23 per ton, for the same period of 2014.

Non-GAAP Financial Measures

In certain of its disclosures, the Company has reported adjusted EBITDA and adjusted net income (loss) that exclude certain items, including the effects of an impairment of its investment in Magnetation. Management believes that reporting adjusted net income (loss) attributable to AK Holding with these items excluded more clearly reflects the Company’s current operating results and provides investors with a better understanding of the Company’s overall financial performance.

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

Reconciliation of Adjusted EBITDA

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income (loss) attributable to AK Holding	$(64.0)	$(17.1)	$(370.3)	$(103.2)
Net income attributable to noncontrolling interests	14.5	15.6	30.0	30.5
Income tax expense	14.6	1.8	22.3	3.6
Interest expense	43.5	33.2	87.4	65.4
Interest income	(0.3)	—	(0.6)	—
Depreciation	55.7	48.5	111.1	97.2
Amortization	1.7	1.6	6.1	5.8
EBITDA	65.7	83.6	(114.0)	99.3
Less: EBITDA of noncontrolling interests (a)	18.1	19.1	37.2	37.6
Magnetation impairment charge	—	—	256.3	—
Adjusted EBITDA	$47.6	$64.5	$105.1	$61.7
Adjusted EBITDA per ton	$26	$46	$29	$23

(a)	The reconciliation of EBITDA of noncontrolling interests to net income attributable to noncontrolling interests is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income attributable to noncontrolling interests	$14.5	$15.6	$30.0	$30.5
Depreciation	3.6	3.5	7.2	7.1
EBITDA of noncontrolling interests	$18.1	$19.1	$37.2	$37.6

Reconciliation of Adjusted Net Income (Loss)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Reconciliation to Net Income (Loss) Attributable to AK Holding
Adjusted net income (loss) attributable to AK Holding	$(64.0)	$(17.1)	$(114.0)	$(103.2)
Magnetation impairment charge	—	—	(256.3)	—
Net income (loss) attributable to AK Holding, as reported	$(64.0)	$(17.1)	$(370.3)	$(103.2)

Reconciliation to Diluted Earnings (Losses) per Share
Adjusted diluted earnings (losses) per share	$(0.36)	$(0.13)	$(0.64)	$(0.76)
Magnetation impairment charge	—	—	(1.44)	—
Diluted earnings (losses) per share, as reported	$(0.36)	$(0.13)	$(2.08)	$(0.76)

Outlook

Consistent with its current practice, AK Steel expects to provide detailed guidance for the Company’s third quarter 2015 financial results in September. However, at this time, the Company believes it is appropriate to provide the following qualitative guidance.

For a variety of reasons, the Company expects to generate improved results for the third quarter and for the second half of 2015 as compared to the second quarter and first half of 2015. Chief among these reasons are anticipated higher shipments, improving carbon steel spot market prices, increased production levels resulting in lower per ton operating costs, and the continuing benefit of lower raw materials costs, in particular, iron ore. The Company expects shipments to customers in its largest market, automotive, to remain strong.

In addition, the Company expects the level of what the Company believes are unfairly traded imports of carbon steel products will continue to decline in the second half of the year, principally because of the pending and anticipated future steel industry trade cases, resulting in increased domestic steel shipments and a continuing improving trend in selling prices.

Liquidity and Capital Resources

At June 30, 2015, the Company had total liquidity of $799.8, consisting of $52.8 of cash and cash equivalents of the Company and $747.0 of availability under the Company’s Credit Facility. As of June 30, 2015, there were outstanding Credit Facility borrowings of $595.0, compared to $680.0 as of March 31, 2015, reflecting a decline of $85.0 during the second quarter of 2015 and a decline of $10.0 since the end of 2014. Availability in the Credit Facility was further reduced by $73.3 due to outstanding letters of credit. During the six-month period ended June 30, 2015, utilization of the Credit Facility ranged from $595.0 to $785.0, with outstanding borrowings averaging $707.2 per day.

Cash generated by operations totaled $83.9 for the six months ended June 30, 2015. This total included cash generated by SunCoke Middletown of $46.1, which can only be used by SunCoke Middletown for its operations or distributed to its equity owners. Primary uses of cash were $22.2 for OPEB payments (net of Medicare subsidy reimbursements) and primary sources of cash were from a decrease in working capital of $43.5, with the remainder of the cash flows provided from normal business activities. The decrease in working capital was primarily the result of the effects of lower sales prices on accounts receivable and lower raw material costs on inventory, partly offset by a decrease in accounts payable.

The Company believes that its current sources of liquidity will be adequate to meet its obligations for the foreseeable future. Future liquidity requirements for employee benefit plan contributions, scheduled debt maturities, debt redemptions and capital investments are expected to be funded by internally-generated cash and other financing sources. To the extent, if at all, that the Company would need to fund any of its working capital or planned capital investments other than through internally-generated cash, the Company has $747.0 of availability under its Credit Facility. The Company also could seek to access the capital markets if and when it perceives conditions are favorable.  The Company has no significant scheduled debt maturities until December 2018, when its $380.0 of 8.75% Senior Secured Notes (the “Secured Notes”) are due. In addition, the Company’s Credit Facility expires in March 2019 and any amounts outstanding under it at that time would need to be repaid or refinanced. The Company’s forward-looking statements on liquidity are based on currently available information and expectations and, to th

e extent the information or expectations are inaccurate or conditions deteriorate, there could be a material adverse effect on the Company’s liquidity.

During the second quarter of 2015, the Company repurchased an aggregate principal amount of $2.5 of its senior unsecured notes in a private, open market transaction. The repurchase of the Company’s 7.625% Senior Notes due October 2021 was completed at a discount to the senior unsecured notes’ par value and the Company recognized a gain on the repurchase of $0.4 for the quarter ended June 30, 2015.

Pension- and Retiree Healthcare Benefit-related Matters

The Company contributed $24.1 to the master pension trust during 2015, completing its required contributions for the year. Of this total, $1.0 was contributed in the first half of 2015 and the remaining $23.1 was contributed in July. The Company does not expect to make any additional contributions during 2015. Based on current funding projections, no contributions to the master pension trust are required for 2016 and 2017, though future funding projections could be affected by differences between expected and actual returns on plan assets, actuarial data and assumptions relating to plan participants, the interest rate used to measure the pension obligations and changes to regulatory funding requirements.

Investing and Financing Activities

During the six months ended June 30, 2015, net cash used by investing activities totaled $23.4, primarily for capital investments of $49.7 that were partially offset by proceeds of $25.0 from the sale of the Company’s equity interest in Double Eagle Steel Coating Company, which interest had been acquired as part of the Company’s acquisition of Dearborn in September 2014. The Company anticipates 2015 capital investments of approximately $150.0. The Company expects to fund these investments from cash generated from operations and from borrowings under its Credit Facility.

During the six months ended June 30, 2015, cash used by financing activities totaled $55.7. This consisted primarily of Credit Facility repayments of $10.0 and distributions from SunCoke Middletown to its noncontrolling interest owners of $42.6.

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

Dearborn Acquisition

In September 2014, the Company acquired Dearborn from Severstal for a net cash purchase price of $690.3. The acquisition included the Dearborn Works integrated steelmaking assets, the Mountain State Carbon cokemaking facility, a 48% interest in the hot-dip galvanizing joint venture Spartan Steel Coating, LLC and interests in other joint ventures that process flat-rolled steel products. Similar to the Company’s carbon steel operations that existed prior to the acquisition, Dearborn Works produces hot- and cold-rolled sheet and hot dip galvanized products, as well as other flat-rolled steel products primarily for the automotive, construction and appliance markets. Between 2007 and 2011, Severstal made capital investments of approximately $1.4 billion to modernize and enhance production at Dearborn Works and Mountain State Carbon.

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

Dearborn also provides AK Steel the opportunity to capture significant cost-based synergies. The Company has begun realizing operational, purchasing, transportation and overhead cost savings. The Company originally anticipated annual cost-based synergies in excess of $50.0, and of that total, approximately $25.0 was expected to be realized in 2015. Despite unfavorable market conditions, the Company achieved approximately $27.0 in cost-based synergies for the six months ended June 30, 2015, by focusing on opportunities that are controllable, such as safety performance, product quality and improved production processes. However, for the Company to realize cost-based synergies that are a function of increased production, market conditions must support sufficient demand for AK Steel’s products.

In addition to its realization of cost-based synergies, AK Steel continued to successfully integrate Dearborn Works into the Company, with substantial progress being made in many key areas, including improved safety performance, product quality, environmental compliance and production processes.

Magnetation

The Company currently has a 49.9% equity interest in the Magnetation joint venture, which utilizes advanced magnetic separation technology to recover iron ore from existing stockpiles of previously-mined material, such as tailings basins. Magnetation currently operates iron ore concentrate plants located in Minnesota and an iron ore pelletizing plant in Reynolds, Indiana. Through an offtake agreement, AK Steel has the right to purchase, based on a formula that includes a discount to an index commonly used in the pricing of iron ore (the “IODEX”), all of the pellets produced by the pellet plant and an obligation to purchase a portion of those pellets. As discussed further below, on May 5, 2015, Magnetation and its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Minnesota (“Bankruptcy Court”) and remains in bankruptcy at this time.

Beginning in the third quarter of 2014, Magnetation experienced tight liquidity conditions in the face of several challenges to its business and operations. The significant decline in the IODEX that began in early 2014 accelerated in the first quarter of 2015, with an approximate 20% decline in the daily IODEX index and substantial futures pricing declines toward the end of the quarter. These iron ore price declines further strained Magnetation’s liquidity during a period in which it experienced lower sales because of a slower-than-expected ramp-up of its pellet plant operations. In March 2015, Magnetation retained a financial advisor to assist in evaluating alternatives to improve liquidity. Despite Magnetation’s efforts to enhance its liquidity by pursuing various alternatives, including raising additional capital from third parties or the equity holders and by implementing cost reduction measures in late 2014 and early 2015, such efforts were insufficient to overcome its material liquidity challenges.

Beginning in March 2015, Magnetation and AK Steel engaged in confidential discussions with certain holders of Magnetation’s debt regarding a potential restructuring of Magnetation’s capital structure and/or a possible amendment to the off-take agreement. Ultimately, the parties involved were unable to arrive at a mutually-acceptable resolution, and in May 2015, Magnetation and its subsidiaries filed for bankruptcy. Shortly after its filing, Magnetation received debtor-in-possession financing from a group of its secured debtholders and has continued to operate the business. The Company expects Magnetation will continue to supply it with pellets, at least in the near term. The Company is unlikely to retain a substantial portion, if any, of its equity interest in Magnetation as a result of Magnetation’s bankruptcy, from which it currently expects to emerge in late 2015 or early 2016.

As of March 31, 2015, the Company concluded that its equity interest in Magnetation was impaired and recorded a non-cash impairment charge of $256.3 for the first quarter of 2015 to fully impair the amount of the Company’s investment in Magnetation. Magnetation’s outstanding indebtedness is non-recourse to AK Steel. The Company is not required to make any additional capital contributions or other future investments in Magnetation and has not guaranteed any obligations of Magnetation. AK Steel does not expect to record any further impact in its financial statements from its equity investment in Magnetation as it is unlikely that AK Steel will retain its equity interest as a result of Magnetation’s bankruptcy.

Magnetation has indicated that it intends to continue to supply AK Steel with pellets for the immediate future and AK Steel expects to continue to purchase pellets from Magnetation pursuant to the parties’ off-take agreement. However, it is possible that, during the bankruptcy process, circumstances could develop that would cause Magnetation to seek in the Bankruptcy Court to terminate the off-take agreement or materially modify it in a way that is unacceptable to AK Steel. It also is possible that the bankruptcy process could cause Magnetation to experience a disruption in its operations that affects its ability to supply iron ore pellets to the Company. Any of these circumstances, if they should come to pass, could result in a disruption in the supply of iron ore pellets to the Company and/or some increase in costs to the Company. AK Steel currently purchases pellets from multiple third-party suppliers and believes that it could replace the Magnetation volume of pellets with supply from existing or new third-party suppliers. AK Steel is actively discussing alternative iron ore pellet supply arrangements with various other iron ore producers in the event of an interruption of iron ore pellet purchases from Magnetation. The Company believes there is an adequate supply available from third-party suppliers to meet its needs, if required. If necessary, the Company also could purchase carbon slabs from third parties to address any shortage of iron ore pellets. There is a risk, however, that the Company would be unable to source a sufficient volume of replacement pellets or slabs. Such a circumstance could negatively affect the Company’s ability to produce steel at desired volumes. There is also the risk that replacement pellets or slabs could increase the Company’s costs compared to making steel using the Magnetation pellets. Although AK Steel will benefit by not being required to recognize any future losses incurred by Magnetation, the bankruptcy of Magnetation could lead to certain adverse consequences to AK Steel, including receiving pellets that cost more or are of lower quality. Regardless of whether or not Magnetation continues to supply iron ore pellets to AK Steel beyond the near term, the Company does not expect Magnetation’s bankruptcy to disrupt production or otherwise affect AK Steel’s shipments to its customers.

Innovation and Product Development

Recent Product Development

The Company has been accelerating its development efforts in a broad range of product and process technologies. These efforts resulted in the implementation of several improved automotive advanced high-strength steel grades, such as Dual Phase 780 and 980, as well as the introduction and growth of innovative new products such as CHROMESHIELD® 22 Stainless Steel, THERMAK™ 17 Stainless Steel and ULTRALUME® Press Hardenable Steel. AK Steel CHROMESHIELD 22 is a nickel-free stainless steel that combines exceptional corrosion performance with enhanced ductility for use principally in appliance and food service equipment, tubing, cookware and heat exchangers. AK Steel THERMAK 17 is a stainless steel product that provides increased formability, high temperature strength and other characteristics beneficial to automotive exhaust systems in light weighting efforts. ULTRALUME Press Hardenable Steel is an aluminum-silicon alloy coated steel used when high strength parts with complex geometries are required. Dual Phase 780 and 980 steels have very high tensile strength with formability acceptable for both stamped and roll-formed parts. These steels, part of the Company’s advanced high-strength steel portfolio, enable automotive manufacturers to reduce vehicle weight while continuing to meet critical safety requirements.

Next-Generation Advanced High Strength Steels (“AHSS”)

AK Steel has already made significant progress in the development of enabling technologies for the next generation of advanced high-strength steels for the automotive industry. During the second quarter of 2015, the Company announced plans to introduce one of the first commercially available families of Next-Generation AHSS in the world. The new technology produces significantly improved formability at higher ultimate tensile strength levels, which provides automotive customers greater opportunities for lightweighting. The $29.0 investment includes modifying the current hot-dip galvanizing line at Dearborn Works, using new process technology to produce both coated and cold-rolled Next-Generation AHSS on the same line. Modification of the hot-dip galvanizing line is expected to be completed by late 2016, with the Company shipping new products to its customers by early 2017.

The Company intends to continue its efforts to develop new and improved products in order to meet and exceed the exacting standards of its customers, with a key focus being Next-Generation AHSS to serve future automotive industry needs. These advanced high strength steels are intended to reduce the weight, while providing equal or better strength, in the structural body components of automobiles. As a result, automotive customers can achieve vehicle weight savings similar to alternative materials and continue to use steel products for the exterior areas of the automobile, enabling them to avoid significant capital costs to re-design production facilities to be capable of using alternative materials. In addition, the Company continues to develop new and improved electrical steel products for use in electricity transmission and distribution, as well as stainless steel and other specialty products for use in automotive and other markets. The Company believes these strategic initiatives and commitments will enhance its competitive position in growing customer markets.

New Research and Innovation Center

Consistent with its focus on fostering innovation, during the first quarter of 2015 AK Steel announced plans to build a world-class research and innovation center in Middletown, Ohio. The 135,000 square foot facility will be constructed on a 16-acre site located in the Cincinnati-Dayton growth corridor and will replace the Company’s existing research facility that is located at another site in Middletown, Ohio. During the second quarter of 2015, the Company broke ground on the project and site preparation has begun. The Company currently anticipates that the total project will cost an estimated $36.0 and expects the costs required for acquisition, design and construction of the new research and innovation center will be financed principally through a long-term capital lease and government incentives, allowing AK Steel to minimize the upfront costs of the project. The new facility will house a majority of the Company’s approximately 130 researchers, scientists and engineers supporting their leading-edge research, applications engineering, advanced engineering, product development and customer technical services. The Company also intends to add approximately 15 more research and innovation-focused employees who will be based in the new center. The facility will house current pilot lines and include new additional operational simulators that replicate certain of the Company’s steel manufacturing operations.

New Accounting Pronouncements

The Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), during the second quarter of 2014. Topic 606 affects virtually all aspects of an entity’s revenue recognition, including determining the measurement of revenue and the timing of when it is recognized for the transfer of goods or services to customers. In July 2015, the Financial Accounting Standards Board approved a one-year deferral of the effective date, which would make Topic 606 effective for annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the effect of the adoption of Topic 606 on its financial position and results of operations.

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

The Company cautions readers that such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management, including different or lesser-than-expected impacts as a result of the pending and anticipated future carbon steel trade case filings, including impacts on the volume of foreign carbon steel imports, domestic steel shipments and selling prices, or AK Steel’s shipment levels, carbon steel spot market prices, production levels or per ton operating costs; reduced selling prices, shipments and profits associated with a highly competitive industry with excess capacity; changes in the cost of raw materials and energy; the Company’s significant amount of debt and other obligations; severe financial hardship or bankruptcy of one or more of the Company’s major customers; reduced demand in key product markets due to competition from aluminum or other alternatives to steel; increased global steel production and imports; excess inventory of raw materials; supply chain disruptions or poor quality of raw materials; production disruption or reduced production levels; the Company’s healthcare and pension obligations and related laws and regulations; not timely reaching new labor agreements; major litigation, arbitrations, environmental issues and other contingencies; regulatory compliance and changes; climate change and greenhouse gas emission limitations; conditions in the financial, credit, capital or banking markets; the Company’s use of derivative contracts to hedge commodity pricing volatility; ongoing challenges faced by Magnetation; inability to fully realize benefits of long-term cost savings initiatives; inability to hire or retain skilled labor and experienced manufacturing and mining managers; information technology security threats and cybercrime; adverse effects on the company’s operations and/or financial results related to Magnetation’s bankruptcy; failure to achieve the estimated synergies and other expected benefits of the acquisition of Dearborn and/or to integrate it successfully; as well as those risks and uncertainties discussed in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as updated in subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with or furnished to the Securities and Exchange Commission.

Any forward-looking statement made by the Company in this document speaks only as of the date on which it is made. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company’s primary areas of market risk include changes in (a) interest rates, (b) the prices of raw materials and energy sources and to a lesser extent, the selling price of certain commodity steel, and (c) foreign currency exchange rates. The Company manages interest rate risk in its capital structure by issuing variable- and fixed-rate debt and by utilizing its Credit Facility, which is subject to variable interest rates. The Company had total long-term indebtedness (excluding unamortized debt discount and premium) of $2,471.8 and $2,484.3 outstanding at June 30, 2015 and December 31, 2014, respectively. The amount outstanding at June 30, 2015, consisted of $1,850.8 of fixed-rate debt, $26.0 of variable-rate Industrial Revenue Bonds and $595.0 of borrowings under its Credit Facility that bear interest at variable interest rates. An increase in prevailing interest rates would increase interest expense and interest paid for the variable-rate debt, including any outstanding borrowings under the Credit Facility. For example, a 1% increase in interest rates would result in an increase in annual interest expense of approximately $6.2 on the Company’s outstanding debt at June 30, 2015.

With regard to raw materials and energy sources, the cost of iron ore, natural gas and scrap, in particular, have been volatile over the course of the last several years. The Company attempts to mitigate the effect of increases in raw material and energy costs in the normal course of pricing its own products through increased prices in the spot market and the use of variable pricing with some of its contract customers that may allow the Company to adjust selling prices in response to changes in the cost of certain raw materials and energy, including iron ore to a limited extent. Many of these customer contracts, however, do not permit an adjustment (upwards or downwards) until the relevant raw material or energy price is outside pre-agreed parameters. The frequency with which adjustments under customer contracts occur and the overall impact of such adjustments have generally decreased over the last few years. Thus, the Company is typically unable to recover 100% of its costs in the case of raw material or energy price increases and may not be able to benefit to the full extent of a reduction in the prices of those inputs. With respect to changes in iron ore prices, there are a variety of factors that affect the ultimate impact on the Company of any increase or decrease. These include the extent to which the price the Company pays for iron ore is affected by changes in the IODEX, other factors causing a change in the price the Company pays for iron ore, the terms of the Company’s agreements with its contract customers, and the extent to which competitive pressures may influence the price of the steel the Company sells into the spot market.

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

The Company uses cash-settled commodity price swaps and options to hedge the market risk associated with the purchase of certain of its raw materials and energy requirements and the market risk associated with the sale of certain of its commodity steel (hot roll carbon steel coils). Such hedges routinely are used with respect to a portion of the Company’s natural gas and iron ore requirements and are sometimes used with respect to its zinc, nickel and electricity requirements. The Company’s hedging strategy is designed to protect it against excessive pricing volatility. However, abnormal price increases in any of these commodity markets might still negatively affect operating costs, as the Company does not typically hedge 100% of its exposure.

For derivatives designated in cash flow hedging relationships, the effective portion of the gains and losses from the use of these instruments are recorded in accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheets and recognized into net sales or cost of products sold in the same period as the earnings recognition of the associated underlying transaction. At June 30, 2015, accumulated other comprehensive income (loss) included $40.2 in unrealized pre-tax losses for these derivative instruments. All other commodity price swaps and options are marked to market and recognized into net sales or cost of products sold with the offset recognized as an asset or accrued liability. At June 30, 2015, other current assets of $1.7, other noncurrent assets of $0.6, accrued liabilities of $30.2 and other noncurrent liabilities of $7.3 were included on the Condensed Consolidated Balance Sheets for the fair value of commodity derivatives. At December 31, 2014, other current assets of $3.6, other noncurrent assets of $1.8, accrued liabilities of $36.2 and other non-current liabilities of $5.7 were included on the Condensed Consolidated Balance Sheets for the fair value of commodity derivatives.

The following table presents the negative (positive) effect on pre-tax income of a hypothetical change in the fair value of derivative instruments outstanding at June 30, 2015, due to an assumed 10% and 25% decrease in the market price of each of the indicated commodities.

	Negative (Positive) Effect on Pre-tax Income
Commodity Derivative	10% Decrease	25% Decrease
Natural gas	$7.7	$19.4
Nickel	0.2	0.4
Zinc	6.2	15.5
Electricity	4.6	11.4
Iron ore	3.8	7.4
Hot roll carbon steel coils	(0.3)	(0.7)

Because these instruments are structured and used as hedges, these hypothetical losses (gains) would be offset by the benefit of lower prices paid for the physical commodity used in the normal production cycle or higher prices received on the sale of product. The Company currently does not enter into swap or option contracts for trading purposes.

The Company also is subject to risks of exchange rate fluctuations on a small portion of intercompany receivables that are denominated in foreign currencies. The Company uses forward currency contracts to manage exposures to certain of these currency price fluctuations. At June 30, 2015, and December 31, 2014, the Company had outstanding forward currency contracts with a total contract value of $45.4 and $28.6, respectively, for the sale of euros. At June 30, 2015, other current assets of $0.5 and at December 31, 2014, current assets of $1.2 were included on the Condensed Consolidated Balance Sheets for the fair value of these contracts. Based on the contracts outstanding at June 30, 2015, a 10% change in the dollar to euro exchange rate would result in an approximate $4.5 pre-tax impact on the value of these contracts on a mark-to-market basis, which would offset the effect of a change in the exchange rate on the underlying receivable.

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

Item 1A. Risk Factors.

The Company cautions readers that its business activities involve risks and uncertainties that could cause actual results to differ materially from those currently expected by management. The Company described the principal risk factors that could impact its results in its Annual Report on Form 10-K for the year ended December 31, 2014 and in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities in the quarter ended June 30, 2015.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
April 2015	—	$—	—
May 2015	20,658	4.02	—
June 2015	2,595	4.38	—
Total	23,253	4.06	—	$125.6

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

Item 6. Exhibits.

Exhibit Number	Description
10.1	AK Steel Holding Corporation Stock Incentive Plan, as amended and restated as of July 23, 2015
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
95.1	Mine Safety Disclosure Exhibit
101
Financial statements from the Quarterly Report on Form 10-Q of AK Steel Holding Corporation for the quarter ended June 30, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity (Deficit) and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AK STEEL HOLDING CORPORATION
(Registrant)

Dated:	August 3, 2015	/s/ ROGER K. NEWPORT
Roger K. Newport
Executive Vice President, Finance and Chief Financial Officer

Dated:	August 3, 2015	/s/ GREGORY A. HOFFBAUER
Gregory A. Hoffbauer
Controller and Chief Accounting Officer