Form 10-K
period 2015-12-31
AK STEEL HOLDING CORP
filed 2016-02-19
CIK 918160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒    Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2015
OR
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

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934.  Yes  ☐  No  ☒

Aggregate market value of the registrant’s voting stock held by non-affiliates at June 30, 2015: $680,365,760
There were 178,344,667 shares of common stock outstanding as of February 17, 2016.

DOCUMENTS INCORPORATED BY REFERENCE
The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant’s definitive proxy statement for the annual meeting of stockholders (the “2016 Proxy Statement”), which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2015.

AK Steel Holding Corporation

-i-

(Dollars in millions, except per share and per ton amounts or as otherwise specifically noted)

PART I

Item 1.	Business.

Operations Overview

AK Steel Holding Corporation (“AK Holding”) is a corporation formed under the laws of Delaware in 1993 and is an integrated producer of flat-rolled carbon, stainless and electrical steels and tubular products through its wholly-owned subsidiary, AK Steel Corporation (“AK Steel”). AK Steel is the successor through merger in 1999 to Armco Inc., which was formed in 1900. Unless the context indicates otherwise, references to “we,” “us” and “our” refer to AK Holding and its subsidiaries.

We operate eight steelmaking and finishing plants, two coke plants and two tube manufacturing plants across six states—Indiana, Kentucky, Michigan, Ohio, Pennsylvania and West Virginia. These operations produce flat-rolled carbon, specialty stainless and electrical steels that we sell in sheet and strip form, and carbon and stainless steel that we finish into welded steel tubing. We also produce metallurgical coal through our AK Coal Resources, Inc. (“AK Coal”) subsidiary. In addition, we operate trading companies in Mexico and Europe that buy and sell steel and steel products and other materials.

In 2014, we acquired Severstal Dearborn, LLC (“Dearborn”). The assets acquired include the integrated steelmaking assets located in Dearborn, Michigan (“Dearborn Works”), the Mountain State Carbon, LLC (“Mountain State Carbon”) cokemaking facility located in Follansbee, West Virginia, and interests in joint ventures that process flat-rolled steel products.

Customers and Markets

We sell flat-rolled carbon steel products, consisting of coated, cold-rolled, and hot-rolled carbon steel products, primarily to automotive manufacturers and their suppliers, as well as to customers in the infrastructure and manufacturing market. The infrastructure and manufacturing market primarily includes electrical transmission, heating, ventilation and air conditioning equipment, and appliances. We also sell carbon steel products to distributors, service centers and converters, who may further process these products before reselling them. Our goal is to carry appropriate inventory levels that will meet our customers’ needs, particularly for the “just-in-time” delivery requirements necessary to service the demanding automotive market. During 2015, we began to implement a strategy to target markets for our carbon steel products that deliver higher margins, where possible, and reduce amounts sold into the lower margin carbon steel spot market, which experienced a sharp decline in pricing as a result of a deluge of low-priced imports of foreign steel. As a result, in late 2015 we temporarily idled the blast furnace and steelmaking operations (the “Hot End”) at our Ashland Works in Kentucky to improve capacity utilization at our Middletown Works and our Dearborn Works and our overall profitability.

We sell our stainless steel products to manufacturers and their suppliers in the automotive industry, to manufacturers of food handling, chemical processing, pollution control, medical and health equipment, and to distributors and service centers.

For carbon and stainless steels, we target customers who require the highest quality flat-rolled steel with precise “just-in-time” delivery and technical support. Our enhanced product quality and delivery capabilities, as well as our emphasis on collaborative customer technical support and product planning, are critical factors in our ability to serve these markets.

We sell our electrical steel products in the infrastructure and manufacturing market primarily to manufacturers of power transmission and distribution transformers, both for new and replacement installation. We also sell electrical steel products to manufacturers of electrical motors and generators. We target our electrical steel products to customers who desire the highest quality iron-silicon alloys that provide low core loss and high permeability required for more efficient and economical electrical transformers. Our electrical steels are among the most energy efficient in the world. As with customers of our other steel products, we provide our electrical steel customers outstanding technical support and product development assistance.

For our carbon steel, stainless steel and electrical steel products, we intentionally limit our participation in the commodity portions of those markets, where attributes such as high quality, technical support and innovation are less valued and where selling prices and product margins are generally lower.

Because of our focus on shipments to the automotive industry and our decision to ship fewer tons to the spot market, Ford Motor Company and Fiat Chrysler Automobiles accounted for 12% and 11% of our net sales in 2015. No customer accounted for more than 10% of our net sales in 2014 or 2013. The following table presents the percentage of our net sales to each of our markets:

Market	2015	2014	2013
Automotive	60%	53%	51%
Infrastructure and Manufacturing	16%	18%	20%
Distributors and Converters	24%	29%	29%

We sell our carbon steel products principally to customers in the United States. We sell our electrical and stainless steel products both domestically and internationally. Our customer base is geographically diverse and there is no single country outside the United States where our sales are material compared to our total net sales. We do not have any material long-lived assets located outside the United States. The following shows net sales by geographic area and as a percentage of worldwide net sales:

	2015		2014		2013
Geographic Area	Net Sales	%	Net Sales	%	Net Sales	%
United States	$5,837.2	87%	$5,750.3	88%	$4,862.4	87%
Foreign countries	855.7	13%	755.4	12%	708.0	13%
Total	$6,692.9	100%	$6,505.7	100%	$5,570.4	100%

We shipped approximately 81% of our flat-rolled steel products in 2015 to contract customers, with the balance to customers in the spot market at prevailing prices at the time of sale. We have contracts with all of our major automotive and most of our infrastructure and manufacturing market customers. These contracts include prices for each product during contract periods, which are generally one year or less. In 2015, approximately 58% of our shipments to contract customers allowed price adjustments during the contract period. Changes in steel price indices trigger contract price adjustments for about one-fourth of our shipments to contract customers. When adjustments occur, the resulting adjustments typically occur at three- or six-month intervals. In certain circumstances, we adjust contract prices if particular raw material price changes exceed agreed-upon parameters.

The automotive market is an important element of our business and growth strategy and, therefore, North American light vehicle production has a significant impact on our total sales and shipments. In 2015, automotive manufacturers experienced a record year in North America, as light vehicle production was approximately 17.5 million units, representing a 3% increase from the prior year. The improvement in the automotive market and our increased share of that market resulted in increased sales and shipments of our steel in 2015. We remain keenly focused on capturing additional market share in the automotive sector and most automotive manufacturers are predicting a further increase in total North American light vehicle production volumes for 2016.

In 2015, housing starts in the United States reached levels not achieved since 2007. We typically benefit from increasing housing starts since it generally results in increased production by power transmission and distribution transformer manufacturers, to whom we sell electrical steels, and appliance manufacturers, to whom we sell stainless and carbon steels. Although we saw improvements in higher value electrical steel prices and demand during 2015, low prices resulting from the high level of commodity steel imports from foreign producers into the United States resulted in lower shipments to the spot markets. Electrical steel sales and shipments to customers in foreign countries also have been negatively affected by excess global production capacity and what we believe to be preferential trade practices by certain countries that make our products more expensive to sell in that country.

Raw Materials and Other Inputs

Our steel manufacturing operations require iron ore, coal, coke, chrome, nickel, silicon, manganese, zinc, limestone, and carbon and stainless steel scrap as primary raw materials. We also use large volumes of natural gas, electricity and industrial gases. In addition, in past years we have purchased carbon steel slabs from other steel producers to supplement our production from our own steelmaking facilities. We purchased approximately 126,000 tons of carbon steel slabs in 2015, all of which were purchased in the first quarter of the year. We do not currently anticipate purchasing carbon slabs in 2016.

We typically purchase carbon and stainless steel scrap, natural gas, a substantial portion of our electricity, carbon steel slabs, and most other raw materials at prevailing market prices, which may fluctuate with market supply and demand. However, we make most of our purchases of iron ore, coke, industrial gases and a portion of our electricity at negotiated prices under annual or multi-year agreements with periodic price adjustments. We typically purchase coal under annual fixed-price agreements. Additionally, we may hedge portions of our energy and raw materials purchases to reduce volatility.

We also attempt to reduce the risk of future supply shortages and price volatility in other ways. If multi-year contracts are available in the marketplace, we may use these contracts to secure enough supply to satisfy our key raw material needs. When multi-year contracts are not available, or are not available on acceptable terms, we enter into annual contracts or make spot purchases to meet the remainder of our raw materials needs. We also regularly evaluate using alternative sources and substitute materials.

We believe that we have secured, or will be able to secure, adequate supply sources for our raw materials and energy requirements for 2016 and for at least the next three to five years. However, our raw material suppliers may experience production disruptions, which could create shortages of raw materials in 2016 or beyond.

Research and Development

We conduct a broad range of research and development activities aimed at improving existing products and manufacturing processes and developing new products and processes. In recent years, we have increased our focus and spending on new product innovation, with particular focus on advanced high-strength steels (“AHSS”) for the automotive market. We produce virtually every grade of AHSS that our customers currently need, but our goal is to develop the next generation of AHSS with even greater strength and formability. We have developed many new steel products and steel processes during our history and have recently reinvigorated our focus on research and innovation. For example, we are implementing new process technology to produce both coated and cold-rolled Next-Generation AHSS on the hot-dip galvanizing line at Dearborn Works, which we expect to complete by late 2016. Our goal is to ship Next-Generation AHSS to our customers by early 2017. We have doubled our investment in research and innovation during the past three years from $13.2 in 2013 to $27.6 in 2015. To accelerate innovation, we are building a new research and innovation center in Middletown, Ohio with completion planned for late 2016. The facility will include pilot lines and feature new operational simulators that replicate critical steel manufacturing operations to allow our researchers, scientists and engineers to continue their leading-edge research, applications engineering, advanced engineering, product development and customer technical services.

Employees

At December 31, 2015, we employed approximately 8,500 people, of which approximately 6,300 are represented by labor unions. The labor contracts covering these represented employees expire between 2016 and 2019. See the discussion under Labor Agreements in Item 7 for additional information on these agreements.

Competition

We compete with domestic and foreign flat-rolled carbon, stainless and electrical steel and tubular product producers (both integrated steel producers and mini-mill producers) and producers of plastics, aluminum and other materials that may be used as a substitute for flat-rolled steels in manufactured products. Mini-mills generally offer a narrower range of products than integrated steel mills, but can have some competitive cost advantages as a result of their different production processes and lower labor costs associated with what are often non-union workforces. Price, quality, on-time delivery, customer service and product innovation are the primary competitive factors in the steel industry and vary in relative importance according to the product category and customer requirements.

Steel producers that sell to the automotive market are facing increasing competition from aluminum manufacturers (and, to a lesser extent, other materials) as automotive manufacturers attempt to develop vehicles that will enable them to satisfy more stringent government-imposed fuel efficiency standards. To address automotive manufacturers’ lightweighting needs that the aluminum industry is targeting, we and others in the steel industry continue to develop grades of AHSS that we believe are stronger, less costly, more sustainable, easier to repair and more environmentally friendly than aluminum.

Domestic steel producers, including us, face significant competition from foreign producers. For many reasons, these foreign producers often are able to sell products in the United States at prices substantially lower than domestic producers. Depending on the country of production, these reasons may include generous government subsidies; lower labor, raw material, energy and regulatory costs; less stringent environmental regulations; the maintenance of artificially low exchange rates against the U.S. dollar; and preferential trade practices in their home countries. In recent years, the annual level of imports of foreign steel into the United States also has been increasing and is affected to varying degrees by the relative level of overcapacity of steel production in those countries, the strength of demand for steel outside the United States and the relative strength or weakness of the U.S. dollar against various foreign currencies. In 2014 and 2015, and through the first half of 2015 in particular, the combination of overcapacity and slowing domestic demand in countries such as China resulted in imports of low-priced foreign steel into the United States at levels significantly higher than recent historical periods, resulting in increased downward pressure on the price of flat-rolled steels in the American marketplace. Imports of finished steel into the United States accounted for approximately 29%, 28% and 23% of domestic steel market sales in 2015, 2014 and 2013. We believe that a large amount of the carbon flat-rolled steel imports into the United States are unfairly traded and we have initiated four trade cases in 2015 and 2016 against a number of importers of carbon and stainless steel. See Trade Cases in Note 10 to the consolidated financial statements for more information.

We continue to provide pension and healthcare benefits to a great number of our retirees, resulting in a competitive disadvantage compared to certain other domestic integrated steel companies and mini-mills that do not provide such benefits to any or most of their retirees. However, we have taken a number of actions to reduce pension and healthcare benefits costs, including negotiating progressive labor agreements that have significantly reduced total employment costs at all of our union-represented facilities, transferring all responsibility for healthcare benefits for various groups of retirees to Voluntary Employee Benefits Association trusts, offering voluntary lump-sum settlements to pension plan participants and lowering retiree benefit costs for salaried employees. These actions have increased our ability to compete in the highly competitive global steel market and we continue to seek opportunities to reduce pension and healthcare benefits costs.

Environmental

Information about our environmental compliance, remediation and proceedings is included in Note 10 to the consolidated financial statements in Item 8 and is incorporated herein by reference.

Executive Officers of the Registrant

The following table provides the name, age and principal position of each of our executive officers as of February 17, 2016:

Name	Age	Position
Roger K. Newport	51	Chief Executive Officer
Kirk W. Reich	47	President and Chief Operating Officer
Joseph C. Alter	38	Vice President, General Counsel and Corporate Secretary
Stephanie S. Bisselberg	45	Vice President, Human Resources
Renee S. Filiatraut	52	Vice President, Litigation, Labor and External Affairs
Gregory A. Hoffbauer	49	Vice President, Controller and Chief Accounting Officer
Scott M. Lauschke	46	Vice President, Sales and Customer Service
Eric S. Petersen	46	Vice President, Research and Innovation
Maurice A. Reed	53	Vice President, Engineering, Raw Materials and Energy
Jaime Vasquez	53	Vice President, Finance and Chief Financial Officer

Roger K. Newport has served as Chief Executive Officer since January 2016. Prior to that Mr. Newport served as Executive Vice President, Finance and Chief Financial Officer since May 2015. Prior to that, Mr. Newport served as Senior Vice President, Finance and Chief Financial Officer since May 2014, as Vice President, Finance and Chief Financial Officer since May 2012 and as Vice President, Business Planning and Development since June 2010. Mr. Newport was named Controller and Chief Accounting Officer in July 2004 and Controller in September 2001. Prior to that, Mr. Newport served in a variety of other capacities since joining us in 1985, including Assistant Treasurer, Investor Relations, Manager—Financial Planning and Analysis, Product Manager, Senior Product Specialist and Senior Auditor.

Kirk W. Reich has served as President and Chief Operating Officer since January 2016. Prior to that Mr. Reich served as Executive Vice President, Manufacturing since May 2015. Before assuming that role, Mr. Reich served as Senior Vice President, Manufacturing since May 2014, as Vice President, Procurement and Supply Chain Management since May 2012 and as Vice President, Specialty Steel Operations since June 2010. Mr. Reich was named General Manager, Middletown Works in October 2006. Prior to that, Mr. Reich served in a variety of other capacities since joining us in 1989, including Manager—Mobile Maintenance/Maintenance Technology, General Manager—Mansfield Works, Manager—Processing and Shipping, Technical Manager, Process Manager and Civil Engineer.

Joseph C. Alter has served as Vice President, General Counsel and Corporate Secretary since May 2015. Prior to that, Mr. Alter served as Vice President, General Counsel and Chief Compliance Officer since May 2014 and Assistant General Counsel, Corporate and Chief Compliance Officer since December 2012. Mr. Alter became Corporate Counsel and Chief Compliance Officer in May 2011. Before joining us as Corporate Counsel in August 2009, Mr. Alter was Corporate Counsel at Convergys Corporation and, before that, an attorney with the law firm of Keating Muething & Klekamp PLL.

Stephanie S. Bisselberg has served as Vice President, Human Resources since April 2013. Prior to that, Ms. Bisselberg served as Assistant General Counsel, Labor from October 2010. She also served as Labor Counsel from January 2005 and Assistant Labor Counsel upon joining us in 2004. Prior to joining us, Ms. Bisselberg was an attorney in the Labor and Employment department of the Cincinnati law firm of Taft, Stettinius and Hollister LLP.

Renee S. Filiatraut has served as Vice President, Litigation, Labor and External Affairs since May 2014. Prior to that, Ms. Filiatraut served as Assistant General Counsel, Litigation since December 2012. Before joining us as Litigation Counsel in March 2011, Ms. Filiatraut was a Partner with Thompson Hine LLP from January 1998.

Gregory A. Hoffbauer has served as Vice President, Controller and Chief Accounting Officer since January 2016. Prior to that, Mr. Hoffbauer served as Controller and Chief Accounting Officer since February 2013. Before joining us as Assistant Controller in January 2011, Mr. Hoffbauer was Director of Accounting with NewPage Corporation. Mr. Hoffbauer also was Controller for Day International, Inc. and served in a number of increasingly responsible accounting and auditing positions for Deloitte & Touche LLP, including Audit Senior Manager.

Scott Lauschke has served as Vice President, Sales and Customer Service since February 2015. Before joining us, Mr. Lauschke was Vice President and General Manager of AFGlobal Corporation from July 2013 through November 2014. Before that, Mr. Lauschke served in various roles of increasing responsibility at The Timken Company from May 2000, including General Sales Manager from May 2009 through April 2013.

Eric S. Petersen has served as Vice President, Research and Innovation since February 2015. Prior to that, Mr. Petersen was Vice President, Sales and Customer Service since July 2013 as Director, Specialty and International Sales since November 2012 and Director, Research and Innovation since June 2010. He was named Director, Customer Technical Services and Research in March 2007. Prior to that, Mr. Petersen served in a variety of other capacities since joining us in 1991, including General Manager, Quality Assurance; General Manager, Carbon Steel Technology; General Manager, Rockport Works; Manager of various departments at Rockport Works and Middletown Works; Quality Control and Operations Management positions and Associate Process Engineer, Associate Metallurgist and Assistant Metallurgist at Middletown Works.

Maurice A. Reed has served as Vice President, Engineering, Raw Materials and Energy since May 2012. Prior to that, Mr. Reed was Director, Engineering and Raw Materials from March 2011. Prior to that, Mr. Reed served in a variety of other capacities since joining us in 1996, including Director of Engineering and Energy from June 2010, General Manager—Engineering, Operations Support and Primary Process Research from March 2009 and General Manager—Engineering from May 2006. Before joining us, Mr. Reed held a number of increasingly responsible engineering technology positions for National Steel Corporation.

Jaime Vasquez has served as Vice President, Finance and Chief Financial Officer since January 2016. Before joining us in September 2014 as Director, Finance, Mr. Vasquez held several positions with Carpenter Technology Corporation, including Vice President, Chief Financial Officer for the Performance Engineered Products Group from October 2013; Vice President, Corporate Development from July 2011; President, Asia Pacific from May 2008; and Vice President, Treasurer, and Investor Relations from March 2001.

Available Information

We maintain a website at www.aksteel.com. Information about us is available on the website free of charge, including the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Such information is posted to the website as soon as reasonably practicable after submission to the Securities and Exchange Commission. Information on our website is not incorporated by reference into this report.

Item 1A.	Risk Factors.

We caution readers that our business activities involve risks and uncertainties that could cause actual results to differ materially from those we currently expect. While the items listed below represent the most significant risks to us, we regularly monitor and report risks to the Board of Directors through a formal Total Enterprise Risk Management program.

Risk of reduced selling prices, shipments and profits associated with a highly competitive and cyclical industry. The competitive landscape in the steel industry reflects an improving, but uneven, domestic economy; uncertain, and in some cases, slowing foreign economies; an uneven recovery within certain sectors of the domestic and global economies; continued intense competition from domestic steel competitors; and increased competition from foreign steel competitors, much of which we believe is unfair. These conditions directly impact our pricing. It is impossible to predict whether the domestic and/or global economies or industry sectors of those economies that are key to our sales will continue to improve and generate enough demand to take up more of the existing excess capacity in the steel industry. Also, we cannot know how customers or competitors will react to these and other factors and how their actions could affect market dynamics and sales of, and prices for, our products. Market price and demand for steel are very hard to predict and we could be hurt by decreases in either. In addition, our direct sales to the automotive industry generate approximately 60% of our revenue and we make additional sales to distributors and converters whom, we believe, ultimately resell some of that volume to the automotive market. If automotive demand should decline substantially or we lose market share to competitors, our sales, financial results and cash flows could be severely impacted.

Risk of increased global steel production and imports.  An increase in global capacity and new or expanded production capacity in the United States in recent years has caused and continues to cause capacity to exceed demand globally, as well as in our primary markets in North America, which has and may continue to result in lower prices and shipments of our products. In fact, significant increases in production capacity in the United States by our competitors already have occurred in recent years as new carbon and stainless steelmaking and finishing facilities have begun production. In addition, foreign competitors have substantially increased their production capacity in the last few years, and in some instances appear to have targeted the U.S. market for imports. Also, some foreign economies, such as China, are slowing relative to recent historical norms, resulting in an increased volume of steel products that cannot be consumed by industries in those foreign steel producers’ own countries. These and other factors have contributed to a high and growing level of imports of foreign steel into the United States in recent years and create a risk of even greater levels of imports, depending upon foreign market and economic conditions, the value of the U.S. dollar relative to other currencies, and other variables beyond our control. A significant further increase in domestic capacity or foreign imports could adversely affect our sales, financial results and cash flows.

Risk of changes in the cost of raw materials and energy.  The price that we pay for energy and key raw materials, such as electricity, natural gas, industrial gases, iron ore, coal and scrap, can fluctuate significantly based on market factors. The prices at which we sell steel will not necessarily change in tandem with changes in our raw material and energy costs. A portion of our shipments are in the spot market, and pricing for these products fluctuates based on prevailing market conditions. The remainder of our shipments are under contracts typically spanning one year or less. Most of those contracts contain fixed prices that do not allow us to pass through changes if there are increases or decreases in raw material and energy costs. Some of our shipments to contract customers are under contracts with variable-pricing mechanisms allowing us to adjust the total sales price based upon changes in specified raw material and energy costs. Those adjustments, however, do not always reflect all of our underlying raw material and energy cost changes. The scope of the adjustment may be limited by the terms of the negotiated language including limitations on when the adjustment occurs. Even under our contracts that contain variable-pricing mechanisms, we typically do not recover all of our underlying raw material and energy cost increases. For shipments made to the spot market, market conditions or timing of sales may not allow us to recover the full amount of an increase in raw material or energy costs. In such circumstances, a significant increase in raw material or energy costs likely would adversely impact our financial results and cash flows. Conversely, in certain circumstances, our financial results and cash flows may suffer when raw material prices decline. This can occur when we lock in the price of a raw material over a set period and the spot market price for the material declines during that period. Because there often is a correlation between the price of finished steel and the raw materials used to make it, a decline in raw material prices may coincide with lower steel prices, compressing our margins. Our need to consume existing inventories may also delay the impact of a change in raw materials prices. New inventory may not be purchased until some portion of the existing inventory is consumed. The impact of this risk is particularly significant for iron ore, coke and scrap because of the volume used. We manage our exposure to the risk of iron ore price increases by hedging a portion of our annual iron ore supply and by entering supply agreements where the IODEX, the global iron ore price index, is only one factor affecting our price of iron ore pellets. Our investment in and development of AK Coal has reduced the risk to us from price increases for metallurgical coal. Although AK Coal is only expected to supply approximately 13% of our coal needs in 2016, we could expand its production relatively quickly if coal prices increase significantly. However, there is a risk that the volume of coal supplied to us by our mining operations will be insufficient if there are delays in development or otherwise, or if the cost of raw materials from these operations are higher than expected or above market prices. If we must acquire iron ore and coal at market prices, these prices are sensitive to global demand and have been volatile in recent years. Future cost increases could be significant for iron ore and coal, as well as certain other raw materials, such as scrap. The impact of significant fluctuations in the price we pay for raw materials can be increased by our “last in, first out” (“LIFO”) accounting method for valuing inventories. Using the LIFO method means that we treat the last coil of steel completed as the first one sold, which means that our inventory value can reflect earlier input costs that do not reflect current input costs. The impact of LIFO accounting may be particularly significant in period-to-period comparisons.

Risk from our significant amount of debt and other obligations.  On December 31, 2015, we had $2,405.5 of indebtedness (excluding unamortized discount and debt issuance costs) and additional obligations outstanding. We also had pension and other postretirement benefit obligations totaling $1,224.6. No contributions to the master pension trust are required for 2016. Based on current funding projections, contributions to the master pension trust of approximately $50.0 and $75.0 are required for 2017 and 2018, though funding projections in 2017 and beyond could be affected by differences between expected and actual returns on plan assets, actuarial data and assumptions relating to plan participants, the interest rate used to measure the pension obligations and changes to regulatory funding requirements. We can borrow additional amounts under our $1,500.0 revolving credit facility. At December 31, 2015, we had outstanding borrowings of $550.0 from this credit facility and outstanding letters of credit of $72.9, resulting in maximum remaining availability of $877.1 under the credit facility (subject to customary borrowing conditions, including a borrowing base). Borrowing capacity under the credit facility is determined by the value of eligible collateral less outstanding borrowings and letters of credit. At December 31, 2015, borrowing availability under the credit facility was $652.3 based on eligible collateral at that time. Our debt and pension obligations, along with other financial obligations, could have important consequences. For example, it could increase our vulnerability to general adverse economic and industry conditions; require a substantial portion of our cash flows to be dedicated to interest payments, reducing the amount of cash flows available for other purposes, such as working capital, capital expenditures, acquisitions, joint ventures or general corporate purposes; limit our ability to obtain future additional financing; reduce our planning flexibility for, or ability to react to, changes in the our business and the industry; and place us at a competitive disadvantage with competitors who may have less indebtedness and other obligations or greater access to financing.

Risk of severe financial hardship or bankruptcy of one or more of our major customers or key suppliers.  Sales and operations of a majority of our customers are sensitive to general economic conditions, especially as they affect the North American automotive and housing industries. If there is a significant weakening of current economic conditions, whether because of secular or cyclical issues, it could lead to financial difficulties or even bankruptcy filings by our customers. The concentration of customers in a specific industry, such as the automotive industry, may increase our risk because of the likelihood that circumstances may affect multiple customers at the same time. Such financial hardships or bankruptcies will likely harm us. The nature of that impact would likely include lost sales or losses associated with the potential inability to collect all outstanding accounts receivables. Such an event could negatively impact our financial results and cash flows. In addition, many of our key suppliers, particularly those who supply us with critical raw materials for the steelmaking process, have recently faced severe financial challenges or bankruptcy and other suppliers may face such circumstances in the future. For example, the significant decline in commodity prices during 2015 led to increased economic distress and even bankruptcy filings for several of our principal sources of metallurgical coal, as well as one of our key iron ore suppliers, Magnetation LLC. These suppliers facing financial hardship or operating in bankruptcy could experience operational disruption or even face liquidation, which could result in our inability to secure replacement raw materials on a timely basis, or at all, or cause us to incur increased costs to do so. Such events could adversely impact our operations, financial results and cash flows.

Risk of reduced demand in key product markets due to competition from aluminum or other alternatives to steel.  The automotive market is an important element of our business. Automotive manufacturers are under pressure to meet increasing government-mandated fuel economy standards through 2025. One major automotive company recently elected to substitute aluminum for carbon steel in the body of one of its vehicles, and may increase the use of aluminum in others. Other automotive manufacturers are currently investigating the potential use of aluminum and other alternatives to steels. If demand from one or more of our major automotive customers were to significantly decline because of increased use of aluminum or other competing materials in substitution for steel, it likely would negatively affect our sales, financial results and cash flows.

Risks of excess inventory of raw materials.  We have certain raw material supply contracts which include minimum annual purchases, subject to exceptions for force majeure and other circumstances. If our need for a particular raw material is reduced for an extended period significantly below what we projected at the contract’s inception, or what we projected at the time an annual nomination was made under that contract, we could be required to purchase quantities of raw materials that exceed our anticipated annual needs. Our decision to temporarily idle the Ashland Works Hot End increases this risk, as those operations are a major consumer of several key raw materials for which we have take-or-pay obligations, including iron ore and coke. If our existing supply contracts require us to purchase raw materials in quantities beyond our needs, and if we do not succeed in reaching an agreement with a particular raw material supplier to reduce the quantity of raw materials we purchase from that supplier, then we would likely be required to purchase more of a particular raw material in a given year than we need, negatively affecting our financial results, liquidity and cash flows. Changes in our raw material, finished and semi-finished inventory levels and our LIFO method for valuing inventories could increase the negative impact on our financial results.

Risk of supply chain disruptions or poor quality of raw materials. Our sales, financial results and cash flows could be adversely affected by transportation, raw material or energy supply disruptions, or poor quality of raw materials, particularly scrap, coal, coke, iron ore and alloys. For example, extreme cold weather conditions in the United States and Canada can impact shipping on the Great Lakes and could disrupt the delivery of iron ore to us and/or increase our costs for iron ore. Such disruptions or quality issues, whether the result of severe financial hardships or bankruptcies of suppliers, natural or man-made disasters, other adverse weather events, or other unforeseen events, could reduce production or increase costs at one or more of our plants and potentially adversely affect customers or markets to which we sell our products. Any such significant disruption or quality issue would adversely affect our sales, financial results and cash flows.

Risk of production disruption or reduced production levels.  When business conditions permit, we attempt to operate our facilities at production levels at or near capacity. High production levels are important to our financial results because they enable us to spread fixed costs over a greater number of production tons. During 2015, we began to implement a strategy to target markets for our products that deliver higher margins, where possible, and reduce amounts sold into the lower margin spot markets. This strategy relies on our ability to sell higher margin products that overcome the effects of lower production volumes on our fixed costs. If we are unable to implement this strategy successfully, it would adversely affect our sales, financial results and cash flows. Production disruptions could be caused by unanticipated plant outages or equipment failures, particularly under circumstances where we lack adequate redundant facilities, such as our Middletown Works hot mill. In addition, the occurrence of natural or man-made disasters, adverse weather conditions, or similar events could significantly disrupt our operations, negatively impact the operations of other companies or contractors we depend upon, or adversely affect customers or markets who buy our products. Any such significant disruption or reduced level of production would adversely affect our sales, financial results and cash flows.

Risks associated with our healthcare obligations.  We provide healthcare coverage to our active employees and to a significant portion of our retirees, as well as certain members of their families. We are self-insured for substantially all of our healthcare coverage. While we have substantially reduced our exposure to rising healthcare costs through cost sharing, cost caps and VEBA trusts, the cost of providing such healthcare coverage may be greater on a relative basis for us than for our competitors because they either provide a lesser level of benefits, require that their participants pay more for their benefits, or do not provide coverage to as broad a group of participants (e.g., they do not provide retiree healthcare benefits). In addition, our costs for retiree healthcare obligations could be affected by fluctuations in interest rates or by federal healthcare legislation.

Risks associated with our pension obligations.  We have a substantial pension obligation that, along with the related pension expense (income) and funding requirements, is directly affected by various changes in assumptions, including the selection of appropriate mortality assumptions and discount rates. These items also are affected by the rate and timing of employee retirements, actual experience compared to actuarial projections and asset returns in the securities markets. Such changes could increase the cost to us of those obligations, which could have a material adverse effect on our results and ability to meet those obligations. In addition, changes in the law for pension funding could also materially adversely affect our costs and ability to meet our pension obligations. Also, under the method of accounting we use for pension obligation reporting, we recognize into our results of operations, as a “corridor” adjustment, any unrecognized actuarial net gains or losses that exceed 10% of the larger of projected benefit obligations or plan assets. These corridor adjustments are driven mainly by changes in assumptions and by events and circumstances beyond our control, primarily changes in interest rates, performance of the financial markets, and mortality and retirement projections. A corridor adjustment, if required after a re-measurement of our pension obligations, historically has been recorded in the fourth quarter of the fiscal year. Corridor adjustments can have a significant negative impact on our financial statements in the year a charge is recorded, although the immediate recognition of the charge in that year has the beneficial effect of reducing the impact of unrealized gains or losses on future years. The recognition of a corridor charge does not have any immediate impact on our cash flows. We also contribute to multiemployer pension plans according to collective bargaining agreements that cover certain union-represented employees. Participating in these multiemployer plans exposes us to potential liabilities if the multiemployer plan is unable to pay its unfunded obligations or we choose to stop participating in the plan.

Risk of not reaching new labor agreements on a timely basis.  Most of our hourly employees are represented by various labor unions and are covered by collective bargaining agreements with expiration dates between March 2016 and May 2019. Two of those contracts are scheduled to expire in 2016. The labor contract with the United Auto Workers, Local 3462, which represents approximately 330 hourly employees at our Coshocton Works located in Coshocton, Ohio, expires on March 31, 2016. An agreement with the United Auto Workers, Local 3303, which represents approximately 1,240 employees at our Butler Works located in Butler, Pennsylvania, is scheduled to expire on October 1, 2016. We intend to negotiate with these unions to reach new, competitive labor agreements in advance of the current expiration dates. We cannot predict, however, when new, competitive labor agreements with the unions will be reached or what the impact of such agreements will be on our operating costs, operating income and cash flows. There is the potential of work stoppages at these locations in 2016 if we cannot reach timely agreements in contract negotiations before the contract expirations. If work stoppages occur, they could have a material impact on our operations, financial results and cash flows. For labor contracts we have with unions at other locations which expire after 2016, a similar risk applies.

Risks associated with major litigation, arbitrations, environmental issues and other contingencies.  We have described several significant legal and environmental proceedings in Note 10 to the consolidated financial statements in Item 8. For environmental issues, changes in application or scope of regulations applicable to us could have significant adverse impacts, including requiring capital expenditures to ensure compliance with the regulations, increased difficulty in obtaining future permits or meeting future permit requirements, incurring costs for emission allowances, restriction of production, and higher prices for certain raw materials. One or more of these adverse developments could negatively impact our operations, financial results and cash flows. For litigation, arbitrations and other legal proceedings, it is not possible to predict with certainty the outcome of such matters and we could incur future judgments, fines or penalties or enter into settlements of lawsuits, arbitrations and claims that could have an adverse effect on our business, results of operations and financial condition. In addition, while we maintain insurance coverage for certain claims, we may not be able to obtain insurance on acceptable terms in the future and, if we obtain such insurance, it may not provide adequate coverage against all claims. We establish reserves based on our assessment of contingencies, including contingencies for claims asserted against us in connection with litigation, arbitrations and environmental issues. Adverse developments in litigation, arbitrations, environmental issues or other legal proceedings may affect our assessment and estimates of the loss contingency recorded as a reserve and require us to make payments in excess of our reserves, which could negatively affect our operations, financial results and cash flows.

Risk associated with regulatory compliance and changes. Our business and the businesses of our customers and suppliers are subject to a wide variety of government oversight and regulation, including those relating to environmental permitting requirements. The regulations promulgated or adopted by various government agencies, and the interpretations and application of such regulations, are dynamic and constantly evolving. If new regulations arise, the application of existing regulations expands, or the interpretation of applicable regulations changes, we may incur additional costs for compliance, including capital expenditures. For example, the United States Environmental Protection Agency (“EPA”) is required to routinely reassess the National Ambient Air Quality Standards (“NAAQS”) for criteria pollutants like nitrogen dioxide, sulfur dioxide, lead, ozone and particulate matter. These standards are frequently subject to litigation and revision. Revisions to the NAAQS could require us to make significant capital expenditures to ensure compliance and could make it more difficult for us to obtain required permits in the future. These risks are higher for our facilities that are located in non-attainment areas. For AK Coal, the coal mining industry is subject to numerous and extensive federal, state and local environmental laws and regulations, including laws and regulations related to permitting and licensing requirements, air quality standards, plant and wildlife protection, reclamation and restoration of mining properties, the discharge of materials into the environment, the storage, treatment and disposal of wastes, surface subsidence from underground mining and the effects of mining on groundwater quality and availability. We may also be indirectly affected through regulatory changes that impact our customers or suppliers. Regulatory changes that impact our customers could reduce the quantity of our products they demand or the price of our products that they are willing to pay. Regulatory changes that impact our suppliers could decrease the supply of products or availability of services they sell to us or could increase the price they demand for products or services they sell to us.

Risks associated with climate change and greenhouse gas emission limitations. Our operations may become subject to legislation intended to limit climate change or greenhouse gas emissions. It is possible that limitations on greenhouse gas emissions may be imposed in the United States through federally-enacted legislation or regulation. For example, the EPA has issued and/or proposed regulations addressing greenhouse gas emissions, including regulations that will require large sources and suppliers in the United States to report greenhouse gas emissions. In addition, the United States Congress has introduced from time to time legislation aimed at limiting carbon emissions from carbon-intensive business operations. Among other potential material items, such bills could include a system of carbon emission credits issued to certain companies, similar to the European Union’s existing “cap and trade” system. It is impossible, however, to forecast the terms of the final regulations and legislation, if any, and the resulting effects on us. Depending upon the terms of any such regulations or legislation, however, we could suffer negative financial impacts because of increased energy, environmental and other costs to comply with the limitations that would be imposed on greenhouse gas emissions. In addition, depending upon whether similar limitations are imposed globally, the regulations and/or legislation could negatively impact our ability to compete with foreign steel companies situated in areas not subject to such limitations. Unless and until all of the terms of such regulation and legislation are known, however, we cannot reasonably or reliably estimate their impact on our financial condition, operating performance or ability to compete.

Risks associated with financial, credit, capital and banking markets.  In the ordinary course of business, we seek to access financial, credit, capital and/or banking markets at competitive rates. Currently, we believe we have adequate access to these markets to meet our reasonably anticipated business needs. We both provide to our customers and receive from our suppliers normal trade financing. If access to competitive financial, credit, capital and/or banking markets by us, or our customers or suppliers, is impaired, our operations, financial results and cash flows could be adversely impacted.

Risk associated with derivative contracts to hedge commodity pricing volatility. We use cash-settled commodity price swaps and options to reduce pricing volatility for (1) a portion of our raw material and energy purchases and (2) the sale of certain of our commodity steel products (hot roll carbon steel coils). We employ a systematic approach in order to mitigate the risk of potential volatile movements in the price of certain raw materials. This approach is intended to protect us against a sharp rise in the price of raw materials. However, engaging in the use of swaps, options and similar agreements for hedging entails a variety of risks. For example, if the price of an underlying commodity falls below the price at which we hedged the commodity, we will benefit from the lower market price for the commodity purchased, but may not realize the full benefit of the lower commodity price because of the hedged transaction. In certain circumstances we also could be required to provide collateral for a potential derivative liability or close our hedging transaction for the commodity. Additionally, there may be a timing lag (particularly for iron ore) between a decline in the price of a commodity underlying a derivative contract, which could require us to make payments in the short-term to provide collateral or settle the relevant hedging transaction, and the period when we experience the benefits of the lower cost input through physical purchases of the commodity the hedge covers. Further, for derivatives designated as cash-flow hedges, we initially record the effective gains and losses in accumulated other comprehensive income (loss) and reclassify them to earnings in the same period we recognize the effect of the associated hedged transaction. We record all gains or losses from derivatives for which hedge accounting treatment has not been elected or from hedge ineffectiveness to earnings in the period the gain or loss occurs. Changes in the fair value of derivatives for which hedge accounting treatment has not been elected or greater hedge ineffectiveness than we anticipated on cash-flow hedges may result in increased volatility in our reported earnings. Each of these risks related to our hedging transactions could adversely affect our financial results and cash flows.

Risks related to the potential permanent idling of facilities. We have embarked on a strategic review of our business, which includes evaluating each of our plants and operating units to assess their viability and strategic benefits. As part of this review, we may idle—whether temporarily or permanently—certain of our existing facilities in order to exit participation in markets where we determine that our returns are not acceptable. For example, in December 2015 we temporarily idled the Ashland Works Hot End in order to mitigate our exposure to the carbon steel spot market. If we decide to permanently idle the Ashland Works Hot End or any other facility, we are likely to incur significant cash expenses, including those relating to labor benefit obligations, take-or-pay supply agreements and accelerated environmental remediation costs, as well as substantial non-cash charges for impairment of those assets and the effects on pension and OPEB liabilities. If we elect to permanently idle material facilities or assets, it could adversely affect our operations, financial results and cash flows.

Risk of inability to fully realize benefits of margin enhancement initiatives. In recent years we have undertaken several significant projects in an effort to lower costs and enhance margins. In addition, we have identified and implemented many initiatives to achieve synergies in connection with our acquisition and integration of Dearborn. These projects and initiatives include efforts to focus production and sales on higher margin products, increase our operating rates and lower our costs. We identified a number of areas for enhancing profitability, including increasing our percentage of contract sales, producing and selling a higher-margin mix of products (including lowering our sales to the carbon steel spot market, which drove our decision to temporarily idle the Ashland Works Hot End) and developing new products that can command higher prices from customers. If one or more of these key cost-savings or margin enhancement projects are unsuccessful, or are significantly less effective in achieving the level and timing of combined cost savings or margin enhancement than we anticipated, or that we do not achieve results as quickly as anticipated, our financial results and cash flows could be adversely impacted.

Risk of information technology (“IT”) security threats and cybercrime. We rely on IT systems and networks in almost every aspect of our business activities. In addition, we and certain of our third-party data processing providers collect and store sensitive data. We have taken, and intend to continue to take, what we believe are appropriate and reasonable steps to prevent security breaches in our systems and networks. In recent years, however, both the number and sophistication of IT security threats and cybercrimes have increased. These IT security threats and increasingly sophisticated cybercrimes, including advanced persistent attacks, pose a risk to system security and the confidentiality, availability and integrity of our data. A breach in security could expose us to risks of production downtimes and operations disruptions, misuse of information or systems, or the compromising of confidential information, which in turn could adversely affect our reputation, competitive position, business and financial results.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We lease a building in West Chester, Ohio, that we use as our corporate headquarters. The initial term of the building lease expires in 2019 and there are two five-year options to extend the lease. We own a research building located in Middletown, Ohio, and are currently constructing a new research and innovation center in Middletown to replace the existing building. We also lease administration buildings located in Dearborn, Michigan.

Our operations consist primarily of eight steelmaking and finishing plants, two coke plants and two tube manufacturing plants across six states—Indiana, Kentucky, Michigan, Ohio, Pennsylvania and West Virginia. We own all of these facilities.

Ashland Works is located in Ashland, Kentucky, and produces carbon steel. It consists of a blast furnace, basic oxygen furnaces and continuous caster for the production of carbon steel and a coating line that helps to complete the finishing operation of material processed at Middletown Works. In December 2015, we temporarily idled the blast furnace, basic oxygen furnaces and continuous caster in response to excess global supply and the increase in low-priced imports into the United States. We elected not to idle the coating line at Ashland Works, which principally finishes steel for the automotive market.

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

Dearborn Works is located in Dearborn, Michigan, and was acquired in 2014. The operations include carbon steel melting, casting, hot and cold rolling and finishing operations for carbon steel. It consists of a blast furnace, basic oxygen furnaces, two ladle metallurgy furnaces, a vacuum degasser and two slab casters. Dearborn Works also has a hot rolling mill, a pickle line/tandem cold mill, batch anneal shops, a temper mill and a hot-dip galvanizing line for finishing products.

Mansfield Works is located in Mansfield, Ohio, and produces stainless steel. Operations include a melt shop with two electric arc furnaces, a ladle metallurgy furnace, an argon-oxygen decarburization unit, a thin-slab continuous caster and a hot rolling mill.

Middletown Works is located in Middletown, Ohio. It melts carbon and processes carbon and stainless steel. It consists of a coke facility, blast furnace, basic oxygen furnaces and continuous caster for the production of carbon steel. Middletown Works also has a hot rolling mill, cold rolling mill, two pickling lines, four annealing facilities, two temper mills and three coating lines for finishing products.

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

AK Tube LLC, a subsidiary, has a plant in Walbridge, Ohio, which operates six electric resistance welder tube mills and a slitter. AK Tube also has a plant in Columbus, Indiana, which operates eight electric resistance welder and two laser welder tube mills.

AK Coal, another subsidiary, produces metallurgical coal from reserves in Somerset County, Pennsylvania.

Mountain State Carbon, LLC, a subsidiary, is located in Follansbee, West Virginia. It is a cokemaking facility acquired in 2014 and consists of four batteries with total permitted cokemaking capacity of approximately 700,000 tons per year.

Item 3.	Legal Proceedings.

Information for this item may be found in Note 10 to the consolidated financial statements in Item 8, which is incorporated herein by reference.

Item 4.	Mine Safety Disclosures.

The operation of AK Coal’s North Fork Mine and Coal Innovations, LLC coal wash plant (collectively, the “AK Coal Operations”) are subject to regulation by the Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977, as amended (“Mine Act”). MSHA inspects mining and processing operations, such as the AK Coal Operations, on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. Exhibit 95.1 to this Annual Report presents citations and orders from MSHA and other regulatory matters required to be disclosed by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act or otherwise under this Item 4.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

AK Holding’s common stock has been listed on the New York Stock Exchange since April 5, 1995 (symbol: AKS). The reported high and low sales prices of the common stock for each quarter are presented below:

	2015		2014
	High	Low	High	Low
First Quarter	$6.17	$3.62	$8.24	$5.79
Second Quarter	5.93	3.81	7.99	5.97
Third Quarter	3.93	2.05	11.37	7.98
Fourth Quarter	3.25	1.99	8.00	5.08

As of February 17, 2016, there were 178,344,667 shares of common stock outstanding and held of record by 3,920 stockholders. The closing stock price on February 17, 2016, was $2.57 per share. Because depositories, brokers and other nominees held many of these shares, the number of record holders is not representative of the number of beneficial holders. There were no unregistered sales of equity securities in the quarter or year ended December 31, 2015.

Although we have elected to suspend our dividend program, no covenant restrictions currently would restrict our ability to declare and pay a dividend to our stockholders. Our $1,500.0 asset-backed revolving credit facility (the “Credit Facility”) contains certain restrictive covenants which could, under certain circumstances, restrict the dividend payments, but none of those circumstances currently apply. Under these covenants, dividends are permitted as long as (i) availability exceeds $337.5 or (ii) availability exceeds $262.5 and we meet a fixed charge coverage ratio of one to one as of the most recently ended fiscal quarter. If we cannot meet either of these thresholds, dividend payments would be limited to $12.0 annually. At December 31, 2015, the availability under the Credit Facility significantly exceeded $337.5.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (b)
October 2015	459	$2.86	—
November 2015	2,180	2.75	—
December 2015	910	2.16	—
Total	3,549	2.61	—	$125.6

(a)
During the quarter, we repurchased common stock owned by participants in our restricted stock awards program under the terms of the AK Steel Holding Corporation Stock Incentive Plan. To pay federal, state and local taxes due upon the vesting of the restricted stock, employees may have us withhold shares that have a fair market value equal to the minimum statutory withholding rate that tax authorities could impose on the transaction. We repurchase the withheld shares at the quoted average of the reported high and low sales prices on the day we withhold the shares.

(b)
On October 21, 2008, the Board of Directors authorized us to repurchase, from time to time, up to $150.0 of our outstanding equity securities. The Board of Directors’ authorization specified no expiration date.

The following graph compares cumulative total stockholder return on AK Holding’s common stock for the five-year period from January 1, 2011 through December 31, 2015, with the cumulative total return for the same period of (i) the Standard & Poor’s Small Cap 600 Stock Index, and (ii) the New York Stock Exchange Arca Steel Index. These comparisons assume an investment of $100 at the beginning of the period and reinvestment of dividends.

	January 1,	December 31,
	2011	2011	2012	2013	2014	2015
AK Holding	$100	$50	$28	$50	$36	$14
NYSE Arca Steel	100	66	68	69	49	28
S&P 600 Small Cap	100	100	115	160	167	162

Item 6.	Selected Financial Data.

The following selected historical consolidated financial data for each of the five years in the period ended December 31, 2015 are from the audited consolidated financial statements. This data should be read along with the consolidated financial statements presented in Item 8 and Management’s Discussion and Analysis of Financial Condition and Results of Operations presented in Item 7.

	2015	2014	2013	2012	2011
	(dollars in millions, except per share and per ton data)
Statement of Operations Data:
Net sales	$6,692.9	$6,505.7	$5,570.4	$5,933.7	$6,468.0
Pension/OPEB corridor charge (credit)	131.2	2.0	—	157.3	268.1
Operating profit (loss) (a)	86.7	139.4	135.8	(128.1)	(201.3)
Net income (loss) attributable to AK Steel Holding Corporation (b)	(509.0)	(96.9)	(46.8)	(1,027.3)	(155.6)
Basic and diluted earnings (loss) per share (b)	(2.86)	(0.65)	(0.34)	(9.06)	(1.41)
Other Data:
Cash dividends declared per common share	$—	$—	$—	$0.10	$0.20
Total shipments (in thousands of tons)	7,089.2	6,132.7	5,275.9	5,431.3	5,698.8
Selling price per ton	$942	$1,058	$1,056	$1,092	$1,131
Balance Sheet Data:
Cash and cash equivalents	$56.6	$70.2	$45.3	$227.0	$42.0
Working capital (c)	763.6	832.8	372.2	557.1	(79.2)
Total assets (c)	4,084.4	4,828.0	3,579.1	3,873.7	4,439.7
Current portion of long-term debt (d)	—	—	0.8	0.7	250.7
Long-term debt (excluding current portion) (c)	2,354.1	2,422.0	1,479.6	1,381.8	639.8
Current portion of pension and other postretirement benefit obligations	77.7	55.6	85.9	108.6	130.0
Pension and other postretirement benefit obligations (excluding current portion)	1,146.9	1,225.3	965.4	1,661.7	1,744.8
Total equity (deficit) (e)	(595.6)	(77.0)	192.7	(91.0)	377.2

(a)
Under our method of accounting for pensions and other postretirement benefits, we recorded pension corridor charges of $144.3, $2.0, $157.3 and $268.1 in 2015, 2014, 2012 and 2011. In 2015, we also recorded an OPEB corridor credit of $13.1, and a charge for a facility idling of $28.1.

(b)
Included in net income (loss) attributable to AK Steel Holding Corporation for 2015 were charges for the impairments of our investments in Magnetation of $256.3, or $1.44 per diluted share, and AFSG of $41.6, or $0.23 per diluted share, and for 2012 was a charge to income tax expense of $865.5, or $7.63 per diluted share, for an increase in the valuation allowance on deferred tax assets.

(c)
Balances in 2014, 2013, 2012 and 2011 have been conformed to the 2015 presentation for the classification of deferred tax assets of $67.7, $69.6, $73.2 and $216.5, and debt issuance costs of $30.5, $26.6, $29.4 and $10.2.

(d)	Includes borrowings under our revolving credit facility classified as short-term.

(e)
As of December 31, 2012, the advances to SunCoke Middletown were classified as noncontrolling interests because of financing activities performed by its parent, SunCoke Energy, Inc. We included this in other non-current liabilities in prior periods.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operations Overview

We operate eight steelmaking and finishing plants, two coke plants and two tube manufacturing plants across six states—Indiana, Kentucky, Michigan, Ohio, Pennsylvania and West Virginia. These operations produce flat-rolled carbon steels, including premium-quality coated, cold-rolled and hot-rolled carbon steel products, and specialty stainless and electrical steels that we sell in sheet and strip form, as well as carbon and stainless steel that we finish into welded steel tubing. We sell these products to our customers in three markets: (i) automotive; (ii) infrastructure and manufacturing; and (iii) distributors and converters markets. We sell carbon steel products principally to domestic customers and electrical and stainless steel products both domestically and internationally. We also produce carbon and stainless steel that we finish into welded steel tubing used in the automotive, large truck, industrial and construction markets. In addition, we operate Mexican and European trading companies that buy and sell steel and steel products and other materials.

Safety, quality, innovation and productivity are key factors in our business and hallmarks of our success. In 2015, we experienced another year of outstanding safety performance and continued to lead the steel industry in OSHA-recordable safety performance by a wide margin. Our quality focus also continued, establishing several all-time company best records for internal quality performances. We have redoubled our efforts to develop new products and processes, including next-generation Advanced High Strength Steels for the automotive market, new types of corrosion-resistant stainless steels and improved electrical steels to help customers around the world meet higher energy efficiency standards. Finally, our relentless concentration on productivity gains and initiatives to lower operating costs generated enhanced margins in 2015.

2015 Financial Results Overview

Our focus on what we can control produced solid operational improvements during a challenging year in the domestic steel industry. As demand from China slowed, global steelmaking overcapacity increased and led steel producers in countries with excess steel production—most notably, China itself—to flood the U.S. market with what we believe are unfairly-traded imports. The imports into the United States caused sharp declines in carbon steel spot market prices during the year. As part of our strategic focus on enhancing margins, we targeted sales of higher-margin value-added carbon, stainless and electrical steel products and intentionally reduced shipments to the carbon steel spot market. Also as part of our margin enhancement efforts, we relentlessly concentrated on reducing operating costs and positioned the blast furnaces and steelmaking operations at our Middletown Works and Dearborn Works for higher operating rates by temporarily idling our blast furnace and steelmaking operations at our Ashland Works at the end of 2015. A charge of $28.1, or $0.16 per diluted share, was recorded in the fourth quarter of 2015 as a result of this temporary facility idling.

Our customer markets improved in 2015. North American light vehicle production was approximately 17.5 million units, a 3% increase from 2014. In addition, housing starts in the United States reached levels not achieved since 2007. These market recoveries improved our sales of carbon and stainless steels into the automotive market and increased selling prices for our electrical steels. However, the global steelmaking overcapacity and the resulting impact from the significant rise in imports in our primary markets in North America had a negative impact on our financial performance in 2015. Thus, despite the strength of our customer markets, our average capacity utilization across all plants decreased to approximately 79% in 2015 compared to approximately 82% in 2014. While we continue to focus our capacity on producing higher-margin value-added steels, our September 2014 acquisition of Dearborn increased the proportion of sales of hot rolled coils and decreased the proportion of sales from value-added shipments from 82% in 2014 to 79% in 2015. We made strides in 2015 to increase the amount of value-added carbon steel shipments from Dearborn Works, but concentrating on higher-margin value-added carbon steels at the Dearborn plant—particularly for automotive customers—continues to be a focus for our business.

Net sales for 2015 increased 3% and shipments increased 16% from 2014, due primarily to the September 2014 acquisition of Dearborn and higher demand from the automotive market. The average selling price for 2015 was $942 per ton, an 11% decrease from the 2014 average selling price of $1,058 per ton resulting primarily from the adverse market effects of a higher level of low-priced imports during 2015. Our per ton cost of products sold for 2015 declined 13% from 2014, principally due to a sharp decline in raw material input costs and our persistent focus on operating costs.

As a result of these business conditions, we reported a net loss of $509.0, or $2.86 per diluted share of common stock, in 2015. These results included charges (i) to write off our investments in Magnetation LLC (“Magnetation”) and AFSG Holdings, Inc. (“AFSG”), (ii) for a pension and OPEB net corridor charge, and (iii) for the temporary idling of the Ashland Works Hot End. Excluding these charges, we reported an adjusted net loss of $51.8, or $0.29 per diluted share. We also reported adjusted EBITDA of $393.4, or $55 per ton, representing a 40% increase from 2014 adjusted EBITDA of $280.2, or $46 per ton. Reconciliations for the non-GAAP financial measures are in the Non-GAAP Financial Measures section.

During 2015 we also focused on our cash and liquidity, ending the year with $700.2 of total liquidity. Although our overall liquidity declined from the end of 2014, this resulted principally from a decrease in the borrowing base under our asset-backed revolving credit facility. The decrease resulted from lower collateral values related to declines in raw material and steel prices, as well as lower levels of accounts receivable. We reduced borrowings under our credit facility by $55.0 in 2015. In addition, we further lowered our long-term debt by repurchasing a principal amount of $23.8 of our senior unsecured notes for $14.1. Our pension and other postretirement obligations declined by $56.3, primarily as a result of an increase in the discount rates used to determine the present value of the obligations and favorable actuarial experience, partially offset by unfavorable returns on our plan assets.

Dearborn Acquisition

On September 16, 2014, we acquired Dearborn for a cash purchase price of $690.3, net of cash acquired. The acquisition included integrated steelmaking assets located in Dearborn, Michigan (“Dearborn Works”), the Mountain State Carbon cokemaking facility located in Follansbee, West Virginia, and interests in joint ventures that process flat-rolled steel products.

Similar to our pre-existing carbon steel operations, Dearborn Works produces hot- and cold-rolled sheet and hot-dip galvanized products, as well as other flat-rolled steel products. Dearborn Works is strategically located in close proximity to many of our customers, and the assets at the steel plant and the other acquired facilities complement our pre-existing carbon steel operations with production capacity that exceeds 2.5 million tons of finished steel per year.

We believe that this transaction enhances and complements our business and operational strategies by positioning our carbon steelmaking operations close to our major northern automotive and other customers, expanding our platform to meet the increasing light-weighting demands of our automotive customers, and enhancing our operational flexibility. In addition to current and expected significant operational and productivity improvements, the acquisition is creating significant purchasing, transportation and overhead cost savings. We originally anticipated annual cost-based synergies in excess of $50.0, with approximately $25.0 expected to be realized in 2015. We achieved synergies of $59.0 in 2015.

Our financial results include the effects of the acquisition and Dearborn’s operations for periods after September 16, 2014, affecting comparability to prior periods.

2015 Compared to 2014

Steel Shipments

Steel shipments in 2015 were 7,089,200 tons, a 16% increase from 2014 shipments of 6,132,700 tons. The increase in overall shipments in 2015 compared to 2014 was principally from the addition of shipments from Dearborn Works following the September 2014 acquisition. As a result of the high level of imports in 2015, we targeted shipments to the automotive market and elected to reduce shipments to the carbon steel spot market. Primarily as a result of a relatively higher proportion of carbon spot market shipments in the Dearborn Works product mix compared to our historical mix, our higher-margin value-added shipments as a percent of total volume shipped decreased from 82.1% in 2014 to 79.3% in 2015. Tons shipped by product category for 2015 and 2014, and as a percent of total shipments, were as follows:

	2015		2014
Value-added Shipments	(tons in thousands)
Stainless/electrical	876.2	12.4%	867.9	14.1%
Coated	3,340.4	47.1%	2,812.7	45.9%
Cold-rolled	1,293.0	18.2%	1,231.1	20.1%
Tubular	115.2	1.6%	125.5	2.0%
Subtotal value-added shipments	5,624.8	79.3%	5,037.2	82.1%
Non Value-added Shipments
Hot-rolled	1,273.1	18.0%	949.7	15.5%
Secondary	191.3	2.7%	145.8	2.4%
Subtotal non value-added shipments	1,464.4	20.7%	1,095.5	17.9%

Total shipments	7,089.2	100.0%	6,132.7	100.0%

Net Sales

Net sales in 2015 were $6,692.9, a 3% increase from 2014 net sales of $6,505.7. The increase in net sales is primarily due to the addition of net sales from Dearborn Works following the September 2014 acquisition. However, net sales did not increase as much as shipments did from 2014 to 2015, primarily due to sharply reduced market prices driven by global overcapacity and what we believe are unfairly-traded, lower-priced foreign steel imports that flooded the domestic market in 2015. Our average selling price was $942 per net ton in 2015, an 11% decrease from the 2014 average selling price of $1,058 per net ton. Net sales to customers outside the United States were $855.7, or 13% of total sales, for 2015, compared to $755.4, or 12% of total sales, for 2014.

The following table shows the percentage of our net sales to each of our markets:

Market	2015	2014
Automotive	60%	53%
Infrastructure and Manufacturing	16%	18%
Distributors and Converters	24%	29%

Cost of Products Sold

Cost of products sold in 2015 was $6,032.0 and remained flat compared to 2014 cost of products sold of $6,007.7. Shipments from Dearborn Works following the September 2014 acquisition increased cost of products sold in 2015. These costs were largely offset by:

•	Lower raw material costs for carbon scrap, iron ore pellets, coke and energy in 2015

•	Planned outages costs were $50.6 in 2015, significantly lower than planned outages costs of $74.9 in 2014

•	LIFO credits were $195.3 in 2015, compared to LIFO credits of $21.0 in 2014

•
Extreme winter weather conditions early in 2014 and unplanned maintenance outage costs of $41.2 for incidents at our Ashland Works blast furnace during 2014 negatively affected cost of products sold in 2014

Selling and Administrative Expense

Selling and administrative expense increased to $261.9 in 2015 from $247.2 in 2014. The increase was primarily from Dearborn Works selling and administrative costs after the September 2014 acquisition.

Depreciation Expense

Depreciation expense increased to $216.0 in 2015 from $201.9 in 2014, primarily because of the additional Dearborn Works depreciation.

Pension and Other Postretirement Employee Benefit (“OPEB”) Expense (Income)

Pension and OPEB income of $63.0 in 2015 decreased from income of $92.5 in 2014. The decrease in income in 2015 was largely from an increase in the amount of amortization from unrealized actuarial losses.

We incurred a pension corridor charge of $144.3 and an OPEB corridor credit of $13.1 in 2015, and a pension corridor charge of $2.0 in 2014. Although the corridor charge reduces reported operating and net income, it does not affect our cash flows in the current period. However, we expect to ultimately settle the pension obligation in cash. See Critical Accounting Estimates for information on our policy for measurement and recognition of corridor charges (credits).

Charge for Facility Idling

In the fourth quarter of 2015, we temporarily idled the Ashland Works Hot End. We incurred a $28.1 charge during the quarter, which included $22.2 for supplemental unemployment and other employee benefit costs that we expect to pay in 2016, and $5.9 for equipment idling costs and other costs. Beginning in the first quarter of 2016, we estimate we will incur ongoing costs of approximately $2.0 to $3.0 per month for employees needed to maintain the equipment, utilities and supplier obligations related to the idled Ashland Works operations. We expect that benefits from focused cost reduction measures, higher operating rates at our blast furnaces at the Middletown Works and Dearborn Works, and a better product mix from lower shipments to the carbon steel spot market will more than offset the on-going fixed costs for the idled facility.

Operating Profit

Operating profit for 2015 of $86.7 was lower than 2014 operating profit of $139.4. Included in the 2015 operating profit was a $28.1 charge to temporarily idle the Ashland Works Hot End and the net pension/OPEB corridor charge of $131.2. Also included was operating profit from SunCoke Middletown of $62.6 and $63.0 for 2015 and 2014.

Interest Expense

Interest expense for 2015 increased to $173.0 from $144.7 in 2014. The year-over-year increase was primarily for indebtedness to finance a portion of the Dearborn purchase price and higher average Credit Facility borrowings outstanding during 2015 as compared to 2014.

Impairment of Magnetation Investment

We recognized a non-cash impairment charge of $256.3 for 2015 related to our investment in Magnetation. For further discussion, see the Magnetation section below and Note 4 to the consolidated financial statements.

Impairment of AFSG Investment

As part of our ongoing strategic review of our business and operations, in the fourth quarter of 2015 we reevaluated our investment in AFSG Holdings, Inc. (“AFSG”), the holding company of our former insurance operations. During the fourth quarter of 2015, AK Steel received a cash distribution of $14.0 from AFSG. After this distribution, we determined that our remaining investment in AFSG is impaired and we recognized a non-cash charge of $41.6 to write off the remaining investment in AFSG.

Other Income (Expense)

Other income (expense) was $1.4 of income for 2015 and other expense of $21.1 for 2014. Other income (expense) included our share of Magnetation losses of $16.3 for 2015 and $15.2 for 2014. The Magnetation loss shown is our share of its results of operations for the first quarter of 2015. The results of operations for periods after March 31, 2015, do not include any losses of Magnetation as the basis in the Magnetation investment had been reduced to zero as of March 31, 2015 and we have no further investment commitments to Magnetation. During 2015, we repurchased an aggregate principal amount of $23.8 of the 2021 Notes in private, open market transactions and recognized gains on the repurchases of $9.4. Also affecting the year-to-year change in other income (expense) was $12.6 of costs we incurred in 2014 for committed bridge financing that we arranged but did not use for the Dearborn acquisition.

Income Taxes

Income tax expense in 2015 was $63.4 compared to $7.7 in 2014. We adjust our tax valuation allowance on our deferred tax assets for changes in our LIFO reserve, significantly affecting our income tax expense. Therefore, income tax expense increased from 2015 to 2014 principally due to LIFO credits of $195.3 in 2015 as compared to LIFO credits of $21.0 in 2014. In addition, 2015 income tax expense included a non-cash income tax benefit of $13.2 from allocating income tax expense to other comprehensive income.

Net Income (Loss) and Adjusted Net Income (Loss)

Net loss attributable to AK Holding in 2015 was $509.0, or $2.86 per diluted share. The net loss in 2015 included a pension corridor charge of $144.3 and an OPEB corridor credit of $13.1, netting to $131.2, or $0.74 per diluted share. Additionally, the net loss in 2015 included an impairment charge for the Magnetation investment of $256.3, or $1.44 per diluted share, and an impairment charge for the AFSG investment of $41.6, or $0.23 per diluted share, and a charge to temporarily idle the Ashland Works Hot End of $28.1, or $0.16 per diluted share. Excluding the above charges, we had an adjusted net loss of $51.8, or $0.29 per diluted share, for 2015.

Net loss attributable to AK Holding in 2014 was $96.9, or $0.65 per diluted share. The net loss in 2014 included a pension corridor charge and OPEB charge of $5.5, or $0.04 per diluted share, and net-of-tax acquisition-related expenses for the Dearborn acquisition of $31.7, or $0.21 per diluted share. Excluding these charges, we had an adjusted net loss of $59.7, or $0.40 per diluted share, for 2014.

Adjusted EBITDA

Adjusted EBITDA (as defined below under Non-GAAP Financial Measures) was $393.4, or $55 per ton, for 2015, and $280.2, or $46 per ton, for 2014.

2014 Compared to 2013

Steel Shipments

Steel shipments in 2014 were 6,132,700 tons, up approximately 16% from shipments of 5,275,900 tons in 2013. The increase in overall shipments in 2014 compared to 2013 was principally attributable to the addition of shipments from Dearborn Works and higher shipments of carbon steel to the automotive and infrastructure and manufacturing markets. The benefit of these positive developments was partly offset by a reduction in shipments to the spot market caused by production issues at the Ashland Works blast furnace in 2014. Primarily as a result of a relatively higher proportion of carbon spot market shipments in the Dearborn product mix compared to our historical mix, our higher-margin value-added shipments decreased as a percent of total volume shipped to 82.1% in 2014 compared to 85.9% in 2013. The following table shows tons shipped by product category for 2014 and 2013, and as a percent of total shipments:

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

The following table sets forth the percentage of net sales attributable to each market:

Market	2014	2013
Automotive	53%	51%
Infrastructure and Manufacturing	18%	20%
Distributors and Converters	29%	29%

Cost of Products Sold

Cost of products sold in 2014 and 2013 was $6,007.7 and $5,107.8. Cost of products sold for 2014 was higher primarily as a result of the Dearborn acquisition and higher shipments. We benefited from lower raw material costs for iron ore, coal and coke in 2014. However, the benefit of these lower raw materials costs was partially offset by the effects of extreme winter weather conditions early in the year and the effect of mark-to-market losses on iron ore derivative contracts. The extreme winter weather conditions caused higher energy costs, primarily for electricity and natural gas, and affected the delivery of iron ore pellets in the second quarter, with additional costs incurred for transportation and operations. We also incurred higher outage and operating costs associated with the planned and unplanned Ashland Works blast furnace outages. The results for 2014 included expenses of $41.2 for costs from the unplanned blast furnace outages that occurred at Ashland Works during the year. The results for 2013 include $22.3 for costs from the unplanned blast furnace outage at Middletown Works. Expenses for planned outages were $74.9 and $28.3 in 2014 and 2013, including $31.0 for the planned outage at Ashland Works in the fourth quarter of 2014. Also, we recorded a LIFO credit of $21.0 in 2014 compared to a LIFO credit of $38.5 in 2013.

Selling and Administrative Expense

Selling and administrative expenses increased to $247.2 in 2014 from $205.3 in 2013. The increase was primarily the result of the inclusion of Dearborn selling and administrative costs after the acquisition, transaction expenses of $8.1 for the Dearborn acquisition and $2.6 for severance costs for certain employees of Dearborn.

Depreciation Expense

Depreciation expense was $201.9 in 2014 and $190.1 in 2013. The increase was primarily the result of depreciation of $7.1 for the assets acquired in the Dearborn purchase.

Pension and Other Postretirement Employee Benefit (“OPEB”) Expense (Income)

We recorded pension and OPEB income of $92.5 in 2014 compared to income of $68.6 in 2013. The increase in income in 2014 was largely a result of a decrease in the interest cost on our pension and OPEB obligations, partially offset by an OPEB settlement loss of $3.5 for the Butler Works retirees class action. In addition, we incurred a pre-tax pension corridor charge of $2.0 in 2014, but did not incur a corridor charge in 2013. Under our method of accounting for pension and OPEB plans, we recognize as of the measurement date any unrecognized actuarial gains and losses that exceed 10% of the larger of projected benefit obligations or plan assets (the “corridor”). The corridor charge in 2014 was caused primarily by decreases in the discount rate and changes in mortality assumptions. As a result of new mortality tables issued in October 2014 by the Society of Actuaries, we adopted mortality assumptions in 2014 that significantly increased our pension and postemployment benefit obligations. Our revised mortality assumptions increased the assumed life expectancy of participants in our benefit plans, thereby increasing the total expected benefit payments over a longer time horizon. The adoption of these new mortality assumptions currently has no significant effect on our expected pension contributions over the next several years.

Operating Profit

Operating profit for 2014 was $139.4, compared to $135.8 for 2013. Included in 2014 were planned and unplanned outage costs of $72.2 for Ashland Works blast furnace incidents, a pre-tax pension corridor charge of $2.0 and an OPEB settlement loss of $3.5. Also included was operating profit for SunCoke Middletown of $63.0 and $64.3 for 2014 and 2013.

Interest Expense

Interest expense for 2014 and 2013 was $144.7 and $127.4. The year-over-year increase was primarily from the issuance of indebtedness to finance a portion of the Dearborn purchase price and higher revolver borrowings outstanding during 2014 as compared to 2013.

Other Income (Expense)

Other expense was $21.1 and $1.4 for 2014 and 2013. Other expense includes our share of loss from Magnetation of $15.2 and $4.9 for 2014 and 2013. The increase in our share of loss from Magnetation from the prior year period was due primarily to lower selling prices for concentrate sales, higher costs for energy, and costs from the start-up of the pellet plant and third concentrate plant in 2014. In addition, we incurred $12.6 of costs in the year ended December 31, 2014 for committed bridge financing that was arranged in connection with the acquisition of Dearborn, but which was unused because of our successful financing of the acquisition through debt and common stock offerings.

Income Taxes

In 2014, we recorded an income tax expense of $7.7 compared to an income tax benefit of $10.4 in 2013. Included in the income tax expenses for 2014 are non-cash charges of $8.4 for acquisition-related changes in the value of deferred tax assets.

Net Income (Loss) and Adjusted Net Income (Loss)

Our net loss attributable to AK Holding in 2014 was $96.9, or $0.65 per diluted share, compared to $46.8, or $0.34 per diluted share, in 2013. The net loss in 2014 included a pension corridor charge and an OPEB settlement loss that totaled $5.5, or $0.04 per diluted share. The net loss in 2014 also included total Dearborn acquisition-related costs of $31.7, or $0.21 per diluted share. Excluding the pension corridor charge, the OPEB settlement loss and acquisition-related expenses, we had an adjusted net loss of $59.7, or $0.40 per diluted share, for 2014.

Adjusted EBITDA

Adjusted EBITDA (as defined below under Non-GAAP Financial Measures) was $280.2, or $46 per ton, and $255.0, or $48 per ton, for 2014 and 2013.

Non-GAAP Financial Measures

In certain of our disclosures, we have reported adjusted EBITDA and adjusted net income (loss) that exclude the effects of noncontrolling interests, pension and OPEB net corridor charge, impairment charges for our investments in Magnetation and AFSG, charges for temporarily idling facilities and acquisition-related expenses of Dearborn. We believe that reporting adjusted net income (loss) attributable to AK Holding (as a total and on a per share basis) with these items excluded more clearly reflects our current operating results and provides investors with a better understanding of our overall financial performance.

EBITDA is an acronym for earnings before interest, taxes, depreciation and amortization. It is a metric that is sometimes used to compare the results of different companies by removing the effects of different factors that might otherwise make comparisons inaccurate or inappropriate. For purposes of this report, we have made adjustments to EBITDA to exclude the effect of noncontrolling interests, pension and OPEB net corridor charges, impairment charges for our investments in Magnetation and AFSG, charges for temporarily idling facilities and the acquisition-related expenses of Dearborn. The adjusted results, although not financial measures under generally accepted accounting principles in the United States (“GAAP”) and not identically applied by other companies, facilitate the ability to analyze our financial results in relation to those of our competitors and to our prior financial performance by excluding items that otherwise would distort the comparison. Adjusted EBITDA and adjusted net income (loss) are not, however, intended as alternative measures of operating results or cash flow from operations as determined in accordance with GAAP and are not necessarily comparable to similarly titled measures used by other companies.

We recognize in our results of operations, as a corridor adjustment, any unrecognized actuarial net gains or losses that exceed 10% of the larger of projected benefit obligations or plan assets. Amounts inside this 10% corridor are amortized over the plan participants’ life expectancy. The need for a corridor charge is considered at any remeasurement date, but has historically only been recorded in the fourth quarter at the time of the annual remeasurement. After excluding the corridor charge, the remaining pension and OPEB expenses included in the non-GAAP measure are comparable to the accounting for pension and OPEB expenses on a GAAP basis in the first three quarters of the year and we believe this is useful to investors in analyzing our results on a quarter-to-quarter basis, as well as analyzing our results on a year-to-year basis. As a result of the corridor method of accounting, our subsequent financial results on both a GAAP and a non-GAAP basis do not contain any amortization of prior period actuarial gains or losses that exceeded the corridor threshold because those amounts were immediately recognized as a corridor adjustment in the period incurred. Actuarial net gains and losses occur when actual experience differs from any of the many assumptions used to value the benefit plans, or when the assumptions change, as they may each year when we perform a valuation. The two most significant of those assumptions are the discount rate we use to value projected plan obligations and the rate of return on plan assets. In addition, changes in other actuarial assumptions and the degree by which the unrealized gains or losses are within the corridor threshold before remeasurement will affect the corridor adjustment calculation. The effect of prevailing interest rates on the discount rate as of the December 31 measurement date and actual return on plan assets compared to the expected return will have a significant impact on our year-end liability, corridor adjustment and following year’s expense for these benefit plans. For example, the pension/OPEB net corridor charge for 2015 was driven by actuarial losses caused primarily by (i) the net effect of the difference between the expected return on assets of 7.25% ($198.4) and the actual loss on assets of 3.4% ($93.6) (netting to a loss of $292.0), partially offset by (ii) an increase in the discount rate assumption used to determine the current year pension liabilities from 3.82% at December 31, 2014 to 4.15% at December 31, 2015 (an actuarial gain of approximately $96.0) and (iii) changes in mortality assumptions (an actuarial gain of approximately $65.0). Also for example, the pension corridor charge for 2014 was driven by actuarial losses caused primarily by (i) a decrease in the discount rate assumption used to determine the current year pension liabilities from 4.53% at December 31, 2013 to 3.82% at December 31, 2014 (an actuarial loss of approximately $219.0) and (ii) changes in mortality assumptions (an actuarial loss of approximately $245.5), partially offset by (iii) the net effect of the difference between the expected return on assets of 7.25% ($202.8) and the actual return on assets of 9.3% ($257.8) (netting to a gain of $55.0). We believe that the corridor method of accounting for pension and other postretirement obligations is rarely used by other publicly traded companies. However, because other companies use different approaches to recognize actuarial gains and losses, our resulting pension expense on a GAAP basis or a non-GAAP basis may not be comparable to other companies’ pension expense on a GAAP basis. Although the corridor charge reduces reported operating and net income, it does not affect our cash flows in the current period. However, we expect to ultimately settle the pension obligation in cash.

Neither current shareholders nor potential investors in our securities should rely on adjusted EBITDA or adjusted net income (loss) as a substitute for any GAAP financial measure and we encourage investors and potential investors to review the following reconciliations of net income (loss) attributable to AK Holding to adjusted EBITDA and adjusted net income (loss).

Reconciliation of Adjusted Net Income (Loss)

	2015	2014
Reconciliation to Net Income (Loss) Attributable to AK Steel Holding
Adjusted net income (loss) attributable to AK Steel Holding Corporation	$(51.8)	$(59.7)
Pension and OPEB net corridor charge/settlement loss	(131.2)	(5.5)
Impairment of Magnetation investment	(256.3)	—
Impairment of AFSG investment	(41.6)	—
Charge for facility idling	(28.1)	—
Acquisition-related expenses (net of tax)	—	(31.7)
Net income (loss) attributable to AK Steel Holding Corporation, as reported	$(509.0)	$(96.9)

Reconciliation to Basic and Diluted Earnings (Loss) per Share
Adjusted basic and diluted earnings (loss) per share	$(0.29)	$(0.40)
Pension and OPEB net corridor charge/settlement loss	(0.74)	(0.04)
Impairment of Magnetation investment	(1.44)	—
Impairment of AFSG investment	(0.23)	—
Charge for facility idling	(0.16)	—
Acquisition-related expenses	—	(0.21)
Basic and diluted earnings (loss) per share, as reported	$(2.86)	$(0.65)

Reconciliation of Adjusted EBITDA

	2015	2014	2013
Net income (loss) attributable to AK Holding	$(509.0)	$(96.9)	$(46.8)
Net income attributable to noncontrolling interests	62.8	62.8	64.2
Income tax expense (benefit)	63.4	7.7	(10.4)
Interest expense	173.0	144.7	127.4
Interest income	(1.3)	(0.7)	(1.1)
Depreciation	216.0	201.9	190.1
Amortization	8.4	9.1	9.9
EBITDA	13.3	328.6	333.3
Less: EBITDA of noncontrolling interests (a)	77.1	77.2	78.3
Pension and OPEB net corridor charge/settlement loss	131.2	5.5	—
Impairment of Magnetation investment	256.3	—	—
Impairment of AFSG investment	41.6	—	—
Charge for facility idling	28.1	—	—
Acquisition-related expenses	—	23.3	—
Adjusted EBITDA	$393.4	$280.2	$255.0
Adjusted EBITDA per ton	$55	$46	$48

(a)	The reconciliation of EBITDA of noncontrolling interests to net income attributable to noncontrolling interests is as follows:

	2015	2014	2013
Net income attributable to noncontrolling interests	$62.8	$62.8	$64.2
Depreciation	14.3	14.4	14.1
EBITDA of noncontrolling interests	$77.1	$77.2	$78.3

Liquidity and Capital Resources

AK Steel has a $1,500.0 asset-backed revolving credit facility (the “Credit Facility”) that expires in March 2019 and is guaranteed by AK Steel’s parent company, AK Holding, and by AK Tube LLC and AK Steel Properties, Inc., two 100%-owned subsidiaries of AK Steel. The Credit Facility contains common restrictions, including limitations on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliate transactions. Availability is calculated as the lesser of the total commitments under the Credit Facility or eligible collateral after advance rates, less outstanding revolver borrowings and letters of credit. The Credit Facility requires us to maintain a minimum fixed charge coverage ratio of one to one if availability under the Credit Facility is less than $150.0. Our obligations under our Credit Facility are secured by our inventory and accounts receivable, and availability under the Credit Facility fluctuates monthly based on the varying levels of eligible collateral. The Credit Facility provides us with enhanced liquidity and financial and strategic flexibility.

At December 31, 2015, we had total liquidity of $700.2, consisting of $47.9 of cash and cash equivalents and $652.3 of availability under the Credit Facility. At December 31, 2015, our eligible collateral, after application of applicable advance rates, was $1,275.2. At December 31, 2015, we had outstanding borrowings of $550.0 from the Credit Facility, and $72.9 of outstanding letters of credit that further reduced availability. During the year ended December 31, 2015, our borrowings from the Credit Facility ranged from $535.0 to $785.0, with outstanding borrowings averaging $662.9 per day. We expect to use the Credit Facility as necessary to fund requirements for working capital, capital investments and other general corporate purposes. Consolidated cash and cash equivalents of $56.6 at December 31, 2015, includes $8.7 of cash and cash equivalents of consolidated variable interest entities which are not available for our use.

Cash from operations totaled $200.3 for the year ended December 31, 2015. This total included cash generated by SunCoke Middletown of $87.4, which can only be used by SunCoke Middletown for its operations or for distribution to its equity owners. Significant uses of cash included pension contributions of $24.1 and pension and OPEB benefit payments of $61.0. For a more detailed discussion of pension and OPEB benefit payments, see Employee Benefit Obligations. Working capital was flat for the year with decreases in accounts receivable mostly offset by an increase in inventory and a decrease in accounts payable. The remaining cash from operations were from normal business activities for the year.

Investing and Financing Activities

Cash used by investing activities in 2015 totaled $47.5. This total included $99.0 of capital investments, partially offset from proceeds from the $25.0 sale of our investment in Double Eagle and a $14.0 distribution from AFSG.

Cash used for financing activities in 2015 totaled $166.4. During 2015, we repaid $55.0 of borrowings on the Credit Facility and we repurchased senior unsecured notes with a principal amount of $23.8 for $14.1 resulting in gains of $9.4. We may, from time to time, repurchase additional outstanding notes in the open market on an unsolicited basis, by tender offer, through privately negotiated transactions or otherwise. The total cash used for financing activities also includes $96.3 of payments from SunCoke Middletown to SunCoke.

Our Credit Facility expiring in March 2019 is secured by inventory and accounts receivable and contains restrictions on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliated transactions. The Credit Facility requires us to maintain a minimum fixed charge coverage ratio of one to one if availability under the Credit Facility falls below $150.0. Currently, the availability under the Credit Facility significantly exceeds $150.0. We are in compliance with the Credit Facility covenants and, as long as no unexpected adverse events occur, expect that we will remain in compliance for the foreseeable future.

We believe that our current sources of liquidity will be enough to meet our obligations for the foreseeable future. We expect to fund future liquidity requirements for employee benefit plan contributions, scheduled debt maturities, debt redemptions and capital investments with internally-generated cash and other financing sources. If we are unable to fund any of our working capital or planned capital investments with internally-generated cash, we have available our Credit Facility. We also could seek to access the capital markets if we perceive conditions are favorable. The Credit Facility currently is scheduled to expire in March 2019 and any amounts outstanding under it at the time of expiration would need to be repaid or refinanced. Otherwise, we have no scheduled debt maturities until December 2018, when our Secured Notes are due. At December 31, 2015, our eligible collateral, after application of applicable advance rates, was $1,275.2. At December 31, 2015, we had $550.0 of outstanding borrowings from the Credit Facility and $72.9 of outstanding letters of credit further reduced availability. Our forward-looking statements on liquidity are based on currently available information and expectations and, if the information or expectations are inaccurate or conditions deteriorate, there could be a material adverse effect on our liquidity.

For longer-term obligations, we have significant debt maturities and other obligations that will be due in future periods, including possible required cash contributions to our qualified pension plan. For further information, see the Contractual Obligations section.

Restrictions Under Debt Agreements

The Credit Facility and indentures governing our senior indebtedness and tax-exempt fixed-rate IRBs (collectively, the “Notes”) contain restrictions and covenants that may limit our operating flexibility.

The indentures governing the Notes (other than the 5.00% Senior Notes due November 2019 (the “Exchangeable Notes”)) include customary restrictions on (a) the incurrence of additional debt by certain of our subsidiaries, (b) the incurrence of certain liens, (c) the amount of sale/leaseback transactions, and (d) our ability to merge or consolidate with other entities or to sell, lease or transfer all or substantially all of our assets to another entity. They also contain customary events of default. In addition, the indenture governing the Secured Notes includes covenants with customary restrictions on the use of proceeds from the sale of collateral. The indenture governing the Exchangeable Notes does not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by us.

The Credit Facility contains customary restrictions, including limitations on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliate transactions. In addition, the Credit Facility requires us to maintain a minimum fixed charge coverage ratio of one to one if availability under the Credit Facility is less than $150.0. We do not expect any of these restrictions to affect or limit our ability to conduct our business in the ordinary course.

During the period, we were in compliance with all the terms and conditions of our debt agreements.

Capital Investments

We anticipate 2016 capital investments of $125.0 to $140.0, with approximately $45.0 of those investments targeted to growth, innovation and margin enhancement initiatives. In the near-term, we expect to fund these investments from cash generated from operations or from borrowings from our Credit Facility. In addition to the above amounts, we expect to complete our new $36.0 research and innovation center in 2016, for which most of the cost will be financed through a capital lease. We currently anticipate that our normal, ongoing maintenance capital investments (i.e., excluding strategic investments and non-routine maintenance investments, such as blast furnace re-lines) will be at a similar level over the next few years.

Employee Benefit Obligations

We made pension contributions of $24.1 during 2015 to satisfy our required annual pension contributions. Pension benefits under our major pension plan are frozen, but the plan is still significantly underfunded. As a result, we will be required to make contributions to the plan’s pension trusts of varying amounts until they are fully funded, and some of these contributions could be substantial. We have no required annual pension contribution for 2016. Based on current actuarial assumptions, we estimate that our required annual pension contributions will be approximately $50.0 and $75.0 for 2017 and 2018. The amount and timing of future required contributions to the pension trust depend on assumptions about future events. The most significant of these assumptions are the future investment performance of the pension funds, actuarial data about plan participants and the interest rate we use to discount benefits to their present value. Required contribution payments are more dependent on plan asset returns than in the past. Because of the variability of factors underlying these assumptions, including the possibility of future pension legislation or increased pension insurance premiums, the reliability of estimated future pension contributions decreases as the length of time until we must make the contribution increases.

We provide healthcare benefits to a significant portion of our employees and retirees. OPEB benefits have been eliminated for new employees and are subject to caps on the share of benefits we pay. Based on the assumptions used to value other postretirement benefits, primarily retiree healthcare and life insurance benefits, annual cash payments for these benefits are expected to be in a range that trends down from $46.5 in 2016 to $12.9 over the next 30 years.

In addition to actions taken in prior years to reduce the growth of benefit obligations, we continue to seek other ways to de-risk our pension and OPEB obligations. During 2014, we provided a voluntary lump-sum settlement offer to terminated vested participants in the pension plan and as a result reduced a portion of the pension obligation. The pension plan paid approximately $105.0 in December 2014 out of the pension trust assets to participants and recognized an actuarial gain of $20.0. Further, we amended the pension plan as of January 1, 2016, to allow new retirees to select a lump-sum payment option.

Off-Balance Sheet Arrangements

See discussion under Magnetation for information about this equity investee. There were no other material off-balance sheet arrangements as of December 31, 2015.

Selected Factors that Affect Our Operating Results

Iron Ore Pricing

Iron ore is one of the principal raw materials required for our steel manufacturing operations. We purchased approximately 8.9 million tons of iron ore pellets in 2015 and expect to purchase less in 2016 as a result of the temporary idling of the Ashland Works Hot End. We make most of our purchases of iron ore at negotiated prices under multi-year agreements. For 2016, we expect to purchase most of our iron ore from two suppliers, including Magnetation. Our iron ore agreements have a variable-price mechanism that adjusts the price we pay for iron ore quarterly based on reference to a historical iron ore index referred to as the “IODEX”. One of these agreements uses what is commonly referred to in the steel industry as “Vale model” pricing, which is based on the average IODEX for a three-month period ending one month before the start of the quarter to which the price is applied. For example, utilizing the Vale model for the fourth quarter of 2015, we determined the price of iron ore from the IODEX price for the preceding June, July and August period. Other iron ore supply agreements reference both the IODEX and certain other indices to determine the contractual price.

Under our contracts, a change in the IODEX typically affects to varying degrees the price we pay for iron ore. However, there are other factors that also affect the price we pay for iron ore under certain contracts, such as measures of general industrial inflation and steel prices. Thus, the actual impact to us of a change in the IODEX will vary depending on the percentage of the total iron ore we purchase under each contract and how much the IODEX is weighted as a factor for pricing under each contract. The prices we pay for iron ore are less dependent on the IODEX than in prior years as a result of the pricing terms of our current iron ore supply agreements. In addition, the total net price we pay for iron ore is affected by our hedging activities, which are described below.

When raw material costs increase, we attempt to price our own products to reflect these costs and use variable pricing with some of our contract customers that may allow us to adjust selling prices to reflect changes in the cost of certain raw materials and energy. Many of these customer contracts, however, do not permit an adjustment (upwards or downwards) until the relevant raw material or energy price is outside pre-agreed parameters. In recent contracts over the last few years, the frequency and overall impact of such adjustments have generally decreased. Thus, we are typically unable to recover 100% of our costs in the case of raw material or energy price increases and due to other factors may not be able to benefit to the full extent if input prices decline. For iron ore prices, there are a variety of factors that affect the ultimate impact on us from any increase or decrease. These include the amount of the price change for iron ore, the terms of our agreements with our contract customers, and the extent to which competitive pressures may influence the price of steel we sell into the spot market.

In addition to using other integrated risk strategies, we use derivative contracts to manage price risk because of the inability to control or fully pass through our iron ore costs to customers. We use derivative contracts to reduce our exposure if iron ore costs increase, but these contracts can also reduce the amount of benefit that we receive if iron ore costs decline. Our hedging strategy for our iron ore exposure employs a systematic approach. We hedge a higher proportion of our near-term iron ore exposure and a lower proportion for our longer-term exposure through a combination of swaps and options. As of December 31, 2015, we have hedged 1,950,000 tons and 1,275,000 tons of iron ore purchases for 2016 and 2017. Our hedging activities further reduce our exposure to changes in the IODEX on the total cost we pay for iron ore.

Automotive Market

We sell a significant portion of our flat-rolled carbon steel products and stainless steel products to automotive manufacturers, as well as selling to distributors, service centers and converters who in some cases resell the products to the automotive industry. We concentrate our automotive and stainless sales on the automotive market because these customers demand steels that are difficult to make and require the highest quality standards, just-in-time delivery, collaborative technical and customer support, and innovative products. In addition, certain competitors do not have the capability to supply all of the products that we make for our automotive customers, such as steel for exposed automotive applications. As such, these exacting conditions for servicing the automotive market generally enable us to capture greater margins than sales of more commodity types of carbon and stainless steels to other markets. Because the automotive market is an important element of our business and growth strategy, North American light vehicle production has a significant impact on our total sales and shipments. In 2015, the North American automotive industry continued to show improvement over 2014, as light vehicle production topped 17.5 million units, a 3% increase from 2014. The improvement in the automotive market and our increased share of that market boosted our sales and shipments in 2015. A further increase in light vehicle production volumes is projected for 2016 and our goal is to capture higher automotive market share.

There are, however, some potential challenges to increased sales to the automotive industry even if it continues to grow as currently projected. Automotive manufacturers are under pressure to achieve heightened federally mandated fuel economy standards through 2025 (the Corporate Average Fuel Economy, or so-called “CAFE,” standards), and they are currently evaluating alternatives to traditional carbon steels, including aluminum and other materials. This could reduce the aggregate volume of steel sold to the automotive industry, and impact our share of that volume. To address this threat, we and the rest of the steel industry have been working to create new advanced high-strength steels for vehicle structures, which will enable automotive manufacturers to achieve their desired light-weighting goals without the need to convert to aluminum or other alternatives for the body of the vehicle. We currently produce virtually every grade of coated advanced high-strength steel used today and are developing the next generation of advanced high-strength steels to provide even greater strength and formability.

Carbon Steel Spot Market

As a strategic initiative, we have taken actions to reduce our sales and shipments of lower-margin carbon steel to the spot market. In recent years, including most of 2015, a significant amount of our sales and shipments of carbon steel were made into the domestic spot market. Generally, sales into the carbon steel spot market are sold at prevailing market prices, which can be highly volatile. Fluctuations in spot market prices have a direct effect on our results and are driven by factors mostly outside our control. In addition, the spot market price fluctuations do not always directly correlate with our raw material and energy costs and consequently we have limited ability to pass through increases in costs to customers absent increases in the market price.

In 2015, pricing for hot-rolled steel dropped over 42% during the year. We believe that this dramatic price decline was principally the result of a large increase in unfairly-traded imports of carbon steel that entered the U.S. supply chain during the second half of 2014 and much of 2015. In addition, we believe that weakness in the oil and gas markets due to the substantial decline in energy prices has caused our competitors to re-direct their production capacity to the carbon steel spot market. In response to the challenges facing the carbon steel spot market, in late 2015 we implemented a strategy to reduce our exposure to that market. The most important action to launch this strategy was our decision to temporarily idle the Ashland Works Hot End, which allowed us to reduce our exposure to lower-margin, commodity steel products.

Specialty Stainless Steel Market

We focus our stainless steel sales on higher-margin value-added chrome products, particularly for the automotive industry. We have become the premier stainless steel supplier to the automotive market by producing many of the most challenging stainless products at the highest quality levels while supplying customers with collaborative technical support and innovative new offerings. During 2015, the commodity stainless steel market saw a large surge in what we believe are unfairly traded chrome nickel products, causing excess inventories and a decline in pricing. In addition, the commodity chrome nickel market suffered from a precipitous fall in nickel prices. Because of the resulting excess supply and decline in pricing, we lowered our shipments and exposure to this market in 2015 and in 2016 initiated a trade case against Chinese imports of stainless steel.

Electrical Steel Market

We sell our electrical steel products, which are iron-silicon alloys with unique magnetic properties, primarily to manufacturers of power transmission and distribution transformers and electrical motors and generators in the infrastructure and manufacturing markets. We sell our electrical steel products both domestically and internationally. We focus on the high-end of the electrical steel market, as grain-oriented electrical steel (“GOES”) typically allows us to gain a higher margin than grades of non-oriented electrical steel.

Due to increasing European efficiency standards for distribution transformers, international demand for high-permeability grades of GOES improved in 2015. We believe the superior efficiency of our GOES products, particularly TRAN-COR® H DR®, positions us to increase our shipments into international markets that have increased energy efficiency expectations.

The domestic demand for power generation and distribution transformers is affected by construction, specifically housing starts, and in-service replacements that are at the end of their useful lives. Although housing starts in the United States continued to improve in 2015, exceeding 1.1 million units, the demand increases for our GOES products in NAFTA markets were modest. In addition, in January 2016 new higher efficiency standards for distribution transformers went into effect in the United States, which we expect will strengthen domestic demand for our high-permeability grades of GOES products. We continue to be harmed by a high level of imports into the United States that we believe are in violation of United States trade laws. In an effort to address the effects of these unfairly traded imports, we filed antidumping and countervailing duty petitions with the United States Department of Commerce and the United States International Trade Commission in 2013 for GOES products. For a description of ongoing trade cases, see Note 10 to the consolidated financial statements.

Innovation and Product Development

Our mission is to be a steel industry leader developing a broad range of product and process technologies. Our customers are already incorporating our automotive advanced high-strength steel grades, such as Dual Phase 780 and 980, which have very high tensile strength with formability for both stamped and roll-formed parts, into their products. Additionally, we have been accelerating introductions and enhancements of innovative new products such as CHROMESHIELD® 22 Stainless Steel, THERMAK® 17 Stainless Steel and ULTRALUME® Press Hardenable Steel. Our CHROMESHIELD 22 is a nickel-free stainless steel that combines exceptional corrosion performance with superior ductility that our customers use principally in appliance and food service equipment, tubing, cookware and heat exchangers. Our THERMAK 17 is a stainless steel product with increased formability, high temperature strength and other benefits that improve automotive exhaust systems’ lightweighting. Our ULTRALUME Press Hardenable Steel is an aluminum-silicon alloy coated steel our customers depend on when they require high strength parts with complex geometries. These steels, part of our advanced high-strength steel portfolio, enable automotive manufacturers to reduce vehicle weight while continuing to keep pace with critical safety requirements.

In addition, we continue to develop new and improved electrical steel products for our customers to use for electricity transmission and distribution, as well as stainless steel and other specialty products for automotive and other markets. We believe these strategic initiatives and commitments will enhance our competitive advantage and position in growing customer markets.

Next-Generation Advanced High Strength Steels (“AHSS”)

We continue to strive to develop new and improved products that exceed our customers’ exacting standards, focusing on Next-Generation AHSS to serve future automotive industry needs. Our goal is to ensure that advanced high strength carbon steels reduce the weight of automobile structural body components, while maintaining the strength characteristics that customers value. We want our automotive customers to use our innovative steel products to help achieve vehicle weight savings for ambitious fuel efficiency standards while avoiding the significant capital costs to re-design production facilities that alternative materials require.

Looking ahead, we are focused on introducing one of the first commercially available families of Next-Generation AHSS in the world. We have made significant strides in developing technologies for the next generation of AHSS for the automotive industry. Our planned new technologies will produce significantly improved formability at higher ultimate tensile strength levels, which will provide greater lightweighting opportunities to our automotive customers. We are implementing new process technology to produce both coated and cold-rolled Next-Generation AHSS on the hot-dip galvanizing line at Dearborn Works, which we expect to complete by late 2016. Our goal is to ship Next-Generation AHSS to our customers by early 2017.

New Research and Innovation Center

To accelerate innovation, we are building a research and innovation center in Middletown, Ohio. The construction of the 135,000 square foot facility is in progress on a 16-acre site located in the Cincinnati-Dayton growth corridor and will replace our existing research facility. We are designing our new facility to motivate and inspire our approximately 140 researchers, scientists and engineers who will continue their leading-edge research, applications engineering, advanced engineering, product development and customer technical services. The facility will include pilot lines and feature new operational simulators that replicate critical steel manufacturing operations. We are financing the estimated $36.0 project principally through a long-term capital lease and government incentives, allowing us to minimize our upfront project costs and ensure we have the tools to pursue our innovation initiatives.

Energy and Commodity Hedging

We enter into derivative transactions in the ordinary course of business to hedge the cost of natural gas, electricity and certain raw materials, including iron ore and zinc, and, to a lesser extent, the market risk associated with the sale of certain of our commodity steel products (hot roll carbon steel coils). We expect changes in the prices paid or received for the related commodities to offset the effect on cash of settling these amounts. In some cases, we may decide not to apply hedge accounting treatment to the derivative transaction. In these cases, we recognize any changes in the value of the derivative instrument in earnings each quarter during the life of the instrument. Thus, while over time we expect the earnings effects of the derivative instrument to offset the change in the price for the related commodity, we may recognize the timing of the change in the value of the derivative transaction before the timing of the related commodity, affecting period comparisons.

Margin Enhancement Initiatives

In recent years we have undertaken several significant projects in an effort to lower costs and enhance margins. In addition, we have identified many initiatives to achieve synergies in connection with our acquisition of Dearborn. These projects and initiatives include efforts to increase our operating rates, lower our costs and increase control over certain key raw materials. Other projects and strategic initiatives to increase operating rates and lower our costs include increasing the utilization, yield, efficiency and productivity of facilities, implementing strategic purchasing procurement improvements, controlling maintenance and capital investment spending, producing lower cost metallic burdens and reducing transportation costs. We also identified several other areas for enhancing profitability, including increasing our percentage of contract sales, selling a higher-margin mix of products and developing new products that can command higher prices from customers. As part of our move toward selling a higher-margin mix of products, we have reduced our sales to the carbon steel spot market, which drove our decision to temporarily idle the Ashland Works Hot End.

Potential Impact of Climate Change Legislation

In 2010, the U.S. Environmental Protection Agency (“EPA”) issued a final “tailoring rule” providing new regulations governing major stationary sources of greenhouse gas emissions under the Clean Air Act. Generally, the tailoring rule requires that new or modified sources of high volumes of greenhouse gases must follow heightened permit standards and lower emissions thresholds. The EPA continues to work on further rules on greenhouse gas emissions that would apply more broadly and to lower levels of emission sources. On June 23, 2014, the U.S. Supreme Court partially upheld and partially invalidated the tailoring rule. The decision’s impact will often require us to conduct a best available control technology analysis for greenhouse gases for new major projects. However, the tailoring rule will not materially adversely affect us in the near term and we cannot reliably estimate the regulation’s long-term impact. However, there are a number of factors that may affect us, including EPA’s tailoring rule and other similar regulations, such as the EPA’s Clean Power Plant Rule established on August 3, 2015, implications from the proposed “Paris Agreement” arising from the 2015 United Nations Climate Change Conference (which remains subject to Congressional ratification) or similar accords relating to climate change. These and other factors will likely cause us to suffer negative financial impacts over time from increased energy, environmental and other costs needed to comply with the limitations that would be imposed on us directly or indirectly through our suppliers.

In addition, the possibility exists that further limitations on greenhouse gas emissions may be imposed in the United States in the future through some form of federally-enacted legislation or by additional regulations. Bills have been introduced in the United States Congress in recent years that aim to limit carbon emissions over long periods from facilities that emit significant amounts of greenhouse gases. Such bills, if enacted, would apply to the steel industry, in general, and to us, in particular, because producing steel from elemental iron creates carbon dioxide, one of the targeted greenhouse gases. Although we and other steel producers in the United States are actively participating in research and development to develop breakthrough technology for lower-emission steelmaking processes, developing these technologies will take time and nobody can determine their success. To address this need for developin

g new technologies, not just in the steel industry but elsewhere, some of the proposed legislative bills include a system of carbon emission credits, which would be available to certain companies for a period, similar to the European Union’s existing “cap and trade” system. Each of these bills is likely to be altered substantially if it moves through the legislative process, making it virtually impossible to forecast the provisions of any final legislation and its effects on us.

If regulation or legislation regulating carbon emissions is enacted, however, it is reasonable to assume that the net financial impact on us will be negative, despite some potential beneficial aspects discussed below. On balance, such regulation or legislation likely would cause us to incur increased energy, environmental and other costs to comply with the limitations that would be imposed on greenhouse gas emissions. For example, additional costs could take the form of new or retrofitted equipment, or the development of new technologies (e.g., sequestration), to try to control or reduce greenhouse gas emissions.

The enactment of climate control legislation or regulation also could have some beneficial impact on us, which may somewhat reduce the adverse effects noted above.  For example, to the extent that climate change legislation provides incentives for energy efficiency, up to certain levels, we could benefit from increased sales of our GOES products, which are among the most energy efficient in the world.  We sell our electrical steels, which are iron-silicon alloys with unique magnetic properties, primarily to manufacturers of power transmission and distribution transformers and electrical motors and generators. Climate control legislation may enhance our sales of these products in different ways. For instance, if the legislation may promote the use of renewable energy technology, such as wind or solar technology, it could increase demand for our high-efficiency electrical steel products used in power transformers, which are needed to connect these new sources to the electricity grid.

Any effect on us would depend on the final terms of any climate control legislation or regulation enacted. Presently, we are unable to predict with any reasonable degree of accuracy when or even if climate control legislation or regulation will be enacted, or if it is, what its terms and applicability to us will be. As a result, we currently have no reasonable basis on which we can reliably predict or estimate the specific effects any eventually enacted laws may have on us or how we may be able to reduce any negative impacts on our business and operations. In the meantime, the items described above provide some indication of the potential impact on us of climate control legislation or regulation generally. We will continue to monitor the progress of such legislation and/or regulation closely.

Labor Agreements

At December 31, 2015, we employed approximately 8,500 people, of which approximately 6,300 are represented by labor unions under various contracts that expire between 2016 and 2019.

On February 5, 2015, members of the United Steelworkers, Local 1190, ratified a four-year labor agreement covering approximately 215 production and maintenance employees at Mountain State Carbon. The new agreement took effect on March 1, 2015, and will expire on March 1, 2019. This is the initial labor agreement with the union at Mountain State Carbon.

On May 8, 2015, members of the United Auto Workers, Local 4104, ratified a four-year labor agreement covering approximately 140 production and maintenance employees at Zanesville Works. The new agreement took effect on May 20, 2015, and will expire on May 31, 2019.

An agreement with the United Auto Workers, Local 3462, which represents approximately 330 employees at Coshocton Works, is scheduled to expire on March 31, 2016. An agreement with the United Auto Workers, Local 3303, which represents approximately 1,240 employees at Butler Works, is scheduled to expire on October 1, 2016.

Critical Accounting Estimates

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. These principles permit choices among alternatives and require numerous estimates of financial matters. Accounting estimates are based on historical experience and information that is available to us about current events and actions we may take in the future. We believe the accounting principles chosen are appropriate under the circumstances, and that the estimates, judgments and assumptions involved in financial reporting are reasonable. There can be no assurance that actual results will not differ from these estimates. We believe the accounting estimates discussed below represent those accounting estimates requiring the exercise of judgment where a different set of judgments could result in the greatest changes to reported results.

Inventory Costing

We value inventories at the lower of cost or market, and we measure the cost of the majority of inventories on the last in, first out (“LIFO”) method. The LIFO method allocates the most recent costs to cost of products sold and, therefore, recognizes into operating results fluctuations in raw material, energy and other inventoriable costs more quickly than other methods. Other inventories, consisting mostly of foreign inventories and certain raw materials, are measured principally at average cost. We can only make an actual valuation of the inventory under the LIFO method at the end of the year based on inventory levels and costs at that time.

Therefore, interim LIFO calculations are based on our estimates of expected year-end inventory levels and costs. Because these are affected by many factors beyond our control, annual LIFO expense or income may significantly differ from the estimated amounts calculated at interim dates.

Environmental and Legal Contingencies

We are involved in a number of environmental and other legal proceedings. We record a liability when we determine that litigation has commenced or a claim or assessment has been asserted and, based on available information, it is probable that the outcome of the litigation, claim or assessment, whether by decision or settlement, will be unfavorable and the amount of the liability is reasonably estimable. We measure the liability using available information, including the extent of damage, similar historical situations, our allocable share of the liability and, in the case of environmental liabilities, the need to provide site investigation, remediation and future monitoring and maintenance. We record accruals for probable costs based on a combination of litigation and settlement strategies on a case-by-case basis and, where appropriate, supplement those with incurred-but-not-reported development reserves. However, amounts we record in the financial statements in accordance with accounting principles generally accepted in the United States exclude costs that are not probable or that may not be currently estimable. The ultimate costs of these environmental and legal proceedings may, therefore, be higher than those we have recorded on our financial statements. In addition, changes in assumptions or the effectiveness of our strategies can materially affect results of operations in any future period.

Pension and OPEB Plans

Accounting for retiree healthcare benefits requires the use of actuarial methods and assumptions, including assumptions about current employees’ future retirement dates, the anticipated mortality rate of retirees, the benchmark interest rate used to discount benefits to their present value, anticipated future increases in healthcare costs and our obligations under collective bargaining agreements with respect to healthcare benefits for retirees. Changing any of these assumptions could have a material effect on the calculation of our total obligation for future healthcare benefits.

Actuarial net gains and losses occur when actual experience differs from any of the many assumptions used to value the benefit plans or when the assumptions change, as they may each year when a valuation is performed. The major factors contributing to our actuarial gains and losses are changes in the discount rate used to value plan liabilities as of the measurement date and changes in the expected lives of plan participants. We believe the mortality assumptions selected for determining the expected lives of plan participants are most closely associated with the expected lives of our plan participants. However, selecting other available assumptions would likely increase the plan obligations. In addition, a major factor contributing to actuarial gains and losses for pension plans is the difference between expected and actual returns on plan assets. For OPEB plans, differences in estimated versus actual healthcare costs and changes in assumed healthcare cost trend rates are additional factors generally contributing to actuarial gains and losses. However, we do not expect changes in these OPEB assumptions to have a material effect on us since most of the plans have caps on the share of benefits we pay. In addition to their effect on the funded status of the plans and their potential for corridor adjustments, these factors affect future net periodic benefit expenses. Changes in key assumptions can have a material effect on the amount of benefit obligation and annual expense we record. For example, a 25 basis point decrease in the discount rate would decrease the interest cost component of pension income in 2016 by $4.9. A 25 basis point decrease in the discount rate would have increased the pension obligation at December 31, 2015, by approximately $73.0 and the OPEB obligation by approximately $12.0. A 100 basis point decrease in the expected rate of return on pension plan assets would decrease the projected 2016 pension income by approximately $23.6.

Under our method of accounting for pension and OPEB plans, we recognize into income, as of the measurement date, any unrecognized actuarial net gains or losses that exceed 10% of the larger of projected benefit obligations or plan assets, defined as the corridor. Amounts inside the corridor are amortized over the plan participants’ life expectancy. Our method results in faster recognition of actuarial net gains and losses than the minimum amortization method permitted by prevailing accounting standards and used by the vast majority of companies in the United States. Faster recognition under this method also results in the potential for highly volatile and difficult to forecast corridor adjustments.

Asset Impairment

We have various assets that are subject to impairment testing, including investments, property, plant and equipment and goodwill. If circumstances indicate that an asset has lost value below its carrying amount, we may review the asset for impairment. We evaluate the effect of changes in operations and estimate future cash flows to measure fair value. We use assumptions, such as forecasted growth rates and cost of capital, as part of these analyses and, based on our judgment, can result in different conclusions. We believe using this data is appropriate and consistent with internal projections. The most recent annual goodwill impairment test indicated that the fair value of its relevant reporting unit was in excess of its carrying value. However, our businesses operate in highly cyclical industries and the valuation of these businesses can fluctuate, which may lead to impairment charges in future periods. Fair value is determined using quoted market prices, estimates based on prices of similar assets, or anticipated cash flows discounted at a rate commensurate with risk.

We consider the need to evaluate long-lived assets for indicators of impairment at least quarterly to determine if events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. We evaluate long-lived assets for impairment based on a collective asset grouping that includes the operations of all facilities. We manage our operations as part of an “integrated process” that allows us to route production to various facilities so that we can maximize financial results and cash flows. As a result of the integrated process and our organization, cash flows are not identifiable to asset groups at a level lower than the consolidated results. If the carrying value of a long-lived asset exceeds its fair value, we determine that an impairment has occurred and we recognize a loss based on the amount that the carrying value exceeds the fair value, less cost to dispose, for assets we plan to sell or abandon. As a result of the temporary idling of the Ashland Works blast furnace and steelmaking operation in 2015, we considered the need for an impairment of the long-lived assets and determined that no impairment was indicated based on the expected temporary nature of the idling.

During the first quarter of 2015, we concluded that our equity interest in Magnetation was impaired and recorded a non-cash impairment charge of $256.3 for the first quarter of 2015 to fully impair the amount of our remaining investment in Magnetation. Magnetation’s outstanding indebtedness is non-recourse to AK Steel. We are not required to make any additional capital contributions or other future investments in Magnetation and have not guaranteed any obligations of Magnetation.

As part of the ongoing strategic review of our business and operations, in the fourth quarter of 2015 we reevaluated our investment in AFSG and received a $14.0 cash distribution from AFSG. Following the distribution, we concluded that our investment in AFSG was permanently impaired, and recorded a non-cash impairment charge of $41.6. The activities of these companies were classified as a “runoff”. We are under no obligation to support the operations or liabilities of these companies.

Outlook

All of the statements in this Outlook section are subject to, and qualified by, the information in the Forward-Looking Statements section.

Below are certain factors relevant to our first quarter and full-year 2016 outlook. Those factors include the following:

1)
We expect reduced margins in 2016 from the renewal of contracts with our automotive customers as we expect selling price declines to be greater than the decline in our costs. We expect a higher percentage of our sales in 2016 to be made under contracts as a result of our decision to reduce certain shipments to the carbon and stainless steel spot markets that have lower sales prices.

2)
We anticipate benefiting from reduced input costs for raw materials and energy in 2016 compared to 2015, but the benefit we receive will be mostly offset by reduced LIFO income. We currently do not expect a large LIFO credit in 2016, primarily as a result of our current expectation of more stable raw material prices.

3)	We expect our planned major maintenance outages in 2016 will be about the same as 2015. We do not have any major blast furnace maintenance outages planned for 2016.

4)	We expect pension and OPEB income of approximately $47.2 in 2016. Our required annual pension plan contribution is zero for 2016.

5)	We estimate depreciation expense of approximately $213.0 in 2016, including approximately $14.8 of depreciation associated with our consolidated variable interest entities.

6)	We estimate that cash taxes in 2016 will be minimal given our net operating loss carryforward positions.

7)
We estimate capital investments of approximately $125.0 to $140.0 in 2016, with approximately $45.0 of these investments targeted to growth, innovation and margin enhancement initiatives. In addition to the above amounts, we expect to complete our new $36.0 research and innovation center in 2016, for which most of the cost will be financed through a capital lease.

8)	We expect working capital to be a modest source of cash in 2016 as a result of reduced exposure to the commodity carbon steel spot market.

9)
Specifically for the first quarter of 2016, we expect shipments to decline marginally from the fourth quarter of 2015 as continuing strength in automotive is more than offset by an expected decline in shipments to the commodity carbon steel spot market, based on current market conditions. Additionally, for the first quarter of 2016, we estimate our average selling prices to be about the same as the recent fourth quarter, principally resulting from an improvement in sales mix from reduced sales to the carbon spot market, offset by reduced steel market prices.

The foregoing factors are based on our current estimates and may change based on business conditions and other factors. There are many other factors that could significantly affect our 2016 results, including developments in the domestic and global economies, in our business, and in the businesses of our customers and suppliers. Therefore, our outlook may change as a result of those and other factors.

Contractual Obligations

In the ordinary course of business, we enter into agreements that obligate us to make legally enforceable future payments. These agreements include those for borrowing money, leasing equipment and purchasing goods and services. The following table summarizes by category expected future cash outflows associated with contractual obligations we have as of December 31, 2015.

	Payment due by period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt	$—	$380.0	$1,237.1	$788.4	$2,405.5
Interest on debt (a)	152.9	303.0	185.9	77.9	719.7
Operating lease obligations	20.7	34.8	23.0	56.5	135.0
Purchase obligations and commitments	2,445.6	3,413.2	3,001.2	8,148.4	17,008.4
Pension and OPEB obligations (b)	77.7	88.6	78.9	979.4	1,224.6
Other non-current liabilities	—	46.9	19.3	70.2	136.4
Total	$2,696.9	$4,266.5	$4,545.4	$10,120.8	$21,629.6

(a)	Amounts include contractual interest payments using the interest rates as of December 31, 2015 applicable to our variable-rate debt and stated fixed interest rates for fixed-rate debt.

(b)
Future cash contributions that we plan to make to our qualified pension trust are not included in the table above. We have no required contribution in 2016. Based on current actuarial assumptions, the estimates for our contributions are approximately $50.0 and $75.0 in 2017 and 2018. Estimates of cash contributions to the pension trust to be made after 2016 are uncertain since a number of variable factors impact defined benefit pension plan contributions and required contributions are becoming increasingly affected by asset returns. Because we expect the pension trust to make pension benefit payments beyond the next five years, the net pension liability is included in the More than 5 years column. We estimate benefit payments, after receipt of Medicare subsidy reimbursements, will be $46.5 for 2016 and we expect them to trend down to $12.9 over the next 30 years. For a more detailed description of these obligations, see the discussion in Note 7 to the consolidated financial statements.

In calculating the amounts for purchase obligations, we identified contracts where we have a legally enforceable obligation to purchase products or services from the vendor or make payments to the vendor for an identifiable period. For each identified contract, we determined our best estimate of payments to be made under the contract assuming (1) the continued operation of existing production facilities, (2) normal business levels, (3) the contract would be adhered to in good faith by both parties throughout its term, (4) prices in the contract and (5) the effect of the Ashland Works temporary idling on these assumptions. Because of changes in the markets we serve, changes in business decisions regarding production levels or unforeseen events, the actual amounts paid under these contracts could differ significantly from the numbers presented above. For example, circumstances could arise which create exceptions to minimum purchase obligations in the contracts. We calculated the purchase obligations in the table above without considering such exceptions.

A number of our purchase contracts specify a minimum volume or price for the products or services covered by the contract. If we were to purchase only the minimums specified, the payments in the table would be reduced. Under “requirements contracts” the quantities of goods or services we are required to purchase may vary depending on our needs, which are dependent on production levels and market conditions at the time. If our business deteriorates or increases, the amount we are required to purchase under such a contract would likely change. Many of our agreements for the purchase of goods and services allow us to terminate the contract without penalty as long as we give 30 to 90 days’ notice. Any such termination could reduce the projected payments.

Our consolidated balance sheets contain liabilities for pension and OPEB and other long-term obligations. We calculate the benefit plan liabilities using actuarial assumptions that we believe are reasonable under the circumstances. However, because changes in circumstances can have a significant effect on the liabilities and expenses associated with these plans including, in the case of pensions, pending or future legislation, we cannot reasonably and accurately project payments into the future. While we do include information about these plans in the above table, we also discuss these benefits elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the notes to the consolidated financial statements.

The other long-term liabilities on our consolidated balance sheets include accruals for environmental and legal issues, employment-related benefits and insurance, liabilities established with regard to uncertain tax positions, and other accruals. These amounts generally do not arise from contractual negotiations with the parties receiving payment in exchange for goods and services. The ultimate amount and timing of payments are uncertain and, in many cases, depend on future events occurring, such as the filing of a claim or completion of due diligence investigations, settlement negotiations, audit and examinations by taxing authorities, documentation or legal proceedings.

Magnetation

We currently have a 49.9% interest in the Magnetation joint venture, which operates iron ore concentrate plants located in Minnesota and an iron ore pelletizing plant in Reynolds, Indiana. Through an offtake agreement, we have the right to purchase, based on a formula that includes a discount to the IODEX, all the pellets the pellet plant produces and an obligation to purchase a portion of those pellets. As discussed below, Magnetation and its subsidiaries remain in bankruptcy after it filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Minnesota (the “Bankruptcy Court”) on May 5, 2015.

Starting in the third quarter of 2014, Magnetation experienced tight liquidity during several challenges to its business and operations. The significant decline in the IODEX that began in 2014 accelerated in the first quarter of 2015, with substantial declines in the daily IODEX index and futures pricing toward the end of the first quarter of 2015. These iron ore price declines further strained Magnetation’s liquidity when it was also experiencing weak sales because of a slower-than-expected ramp-up of its pellet plant operations. Despite Magnetation’s efforts to enhance its liquidity, including attempts to raise additional capital from third parties or the equity holders and to reduce costs in late 2014 and early 2015, Magnetation could not overcome its material liquidity challenges.

Beginning in March 2015, Magnetation engaged in confidential discussions with us and certain holders of its debt to consider potentially restructuring Magnetation’s capital structure and/or possibly amending the offtake agreement. Ultimately, these parties were unable to reach a mutually-acceptable resolution and, in May 2015, Magnetation and its subsidiaries filed for bankruptcy. Shortly after its filing, Magnetation received debtor-in-possession financing from a group of its secured debtholders and has continued to operate the business. We expect Magnetation will continue to supply us with pellets, at least in the near term. We are unlikely to retain a substantial portion, if any, of our equity interest in Magnetation following Magnetation’s bankruptcy, from which it currently expects to emerge in 2016. In September 2015, Magnetation filed under seal a motion with the Bankruptcy Court seeking to assume its offtake agreement with us. Despite the objection that we filed in October 2015, on December 23, 2015, the Bankruptcy Court authorized Magnetation to assume the offtake agreement. Shortly thereafter we appealed the Bankruptcy Court’s decision to the U.S. District Court in Minneapolis, Minnesota. Those proceedings are ongoing and are also being conducted under a court seal.

During the first quarter of 2015, we concluded that our equity interest in Magnetation was permanently impaired and recorded a non-cash impairment charge of $256.3 to fully impair our investment carrying value in Magnetation. Magnetation’s outstanding indebtedness is non-recourse to us, we are not required to make any additional capital contributions or other future investments in Magnetation and we have not guaranteed any obligations of Magnetation. We do not expect to record any further impact in our financial statements from our equity investment in Magnetation since it is unlikely that we will retain our equity interest following Magnetation’s bankruptcy.

We believe that Magnetation intends to continue to supply us with pellets for the immediate future and we expect to continue to purchase pellets from Magnetation according to the offtake agreement. However, it is possible that, during the bankruptcy process, circumstances could develop that would cause Magnetation to request the Bankruptcy Court to terminate the offtake agreement or materially modify it in a way that is unacceptable to us. It also is possible that the bankruptcy process or operational issues could cause Magnetation to experience a disruption in its operations that affects its ability to supply iron ore pellets to us. Any of these circumstances, if they occur, could disrupt the iron ore pellet supply and/or increase costs to us. We purchase pellets from other third-party suppliers and we have discussed the terms of purchasing replacement supply with several third parties. Therefore, we believe that we could replace the Magnetation pellet volume with supply from existing or new third-party suppliers or, if necessary, we also could produce carbon slabs at our Butler Works electric arc furnace if we have a shortage of iron ore pellets. There is a risk, however, that we would be unable to obtain enough replacement pellets or produce an adequate volume of slabs. Such a circumstance could limit our ability to produce steel at desired volumes and/or increase our costs. In any case, we do not expect Magnetation’s bankruptcy to disrupt production or otherwise affect steel shipments to our customers.

New Accounting Pronouncements

The Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), during the second quarter of 2014. Topic 606, as further amended by subsequent Accounting Standard Updates, affects virtually all aspects of an entity’s revenue recognition, including determining the measurement of revenue and the timing of when it is recognized for the transfer of goods or services to customers. In July 2015, the Financial Accounting Standards Board approved a one-year deferral of the effective date, which would make Topic 606 effective for annual reporting periods beginning after December 15, 2017. We are currently evaluating the effect of the adoption of Topic 606 on our financial position and results of operations.

The Financial Accounting Standards Board issued Accounting Standards Update No. 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”), during the first quarter of 2015. ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 is effective for annual reporting periods beginning after December 15, 2015, unless early adoption is elected. We are currently evaluating the effect of the adoption of ASU 2015-02 on our financial position and results of operations, but we do not expect the adoption to have a material effect on our consolidated financial statements.

In April 2015 and August 2015, the Financial Accounting Standards Board issued accounting guidance to simplify the presentation of debt issuance costs by requiring that debt issuance costs for a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. We elected to adopt this guidance for debt issuance costs during 2015 on a retrospective basis. As a result, $24.8 was presented as a reduction of long-term debt as of December 31, 2015, and we reclassified $30.5 from other noncurrent assets to long-term debt as of December 31, 2014 within the consolidated balance sheets.

In November 2015, the Financial Accounting Standards Board issued accounting guidance to simplify the presentation of deferred tax assets and liabilities by requiring that all amounts be presented in the balance sheet as noncurrent assets or liabilities. We elected to adopt this guidance for deferred taxes during 2015 on a retrospective basis. As a result, we reclassified $67.7 from other current assets to noncurrent assets as of December 31, 2014, within the consolidated balance sheets.

Forward-Looking Statements

Certain statements we make or incorporate by reference in this Form 10-K, or make in other documents we furnished to or file with the Securities Exchange Commission, as well as in press releases or in oral presentations made by our employees, reflect our estimates and beliefs and are intended to be, and are hereby identified as “forward-looking statements” for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “believes,” “intends,” “plans,” “estimates” and other similar references to future periods typically identify such forward-looking statements. These forward-looking statements reflect our current beliefs and judgments, but are not guarantees of future performance or outcomes. They are based on a number of assumptions and estimates that are inherently affected by economic, competitive, regulatory, and operational risks, uncertainties and contingencies that are beyond our control, and upon assumptions with respect to future business decisions and conditions that may change. In particular, these include, but are not limited to, statements in the Outlook and Liquidity and Capital Resources sections and Item 7A, Quantitative and Qualitative Disclosure about Market Risk.

We caution readers that such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those currently expected. See Item 1A, Risk Factors for more information on certain of these risks and uncertainties.

Any forward-looking statement made in this document speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Our primary areas of market risk include changes in (a) interest rates, (b) the prices of raw materials and energy sources and the selling price of certain commodity steel, and (c) foreign currency exchange rates.

Interest Rate Risk

We manage interest rate risk in our capital structure by issuing variable- and fixed-rate debt and by utilizing our Credit Facility, which is affected by variable interest rates. Our outstanding long-term indebtedness (excluding unamortized debt discount and premium and debt issuance costs) was $2,405.5 and $2,484.3 at December 31, 2015 and 2014. The amount outstanding at December 31, 2015, consisted of $1,829.5 of fixed-rate debt, $26.0 of variable-rate Industrial Revenue Bonds and $550.0 of borrowings from our Credit Facility that bears interest at variable interest rates. An increase in prevailing interest rates would increase interest expense and interest paid for the variable-rate debt, including any outstanding borrowings from the Credit Facility. For example, a 1% increase in interest rates would increase annual interest expense by approximately $5.8 on our outstanding debt at December 31, 2015.

Commodity Risk

Costs for raw materials and energy have been volatile over the course of the last several years, with iron ore, natural gas and scrap especially volatile. Some customer contracts have a variable-pricing mechanism that allows us to adjust selling prices in response to changes in the cost of certain raw materials and energy. The possible impact of these price adjustments within a contract has generally decreased over the last few years. In the case of stainless steel, changes in costs for nickel, chrome and molybdenum are usually offset by established price surcharges. Therefore, fluctuations in the price of energy (particularly natural gas and electricity), raw materials (such as scrap, purchased slabs, coal, iron ore, zinc and nickel) or other commodities will be, in part, passed on to customers rather than absorbed solely by us.

We have multi-year purchase agreements for certain raw materials with variable-price mechanisms, as well as some annual, fixed price agreements for other raw materials. In some cases, our raw materials contracts enable us to reduce our exposure to fluctuations in raw material costs, but in other instances we may have sales contracts that expose us to an element of market risk. After we negotiate new contracts with customers, our sales prices could increase or decrease. The prices at which we sell steel will not necessarily change in tandem with changes in our raw material costs that follow the variable pricing terms in our raw material purchase contracts. Conversely, our raw material purchase contracts with fixed-price terms may prevent us from reducing our raw material costs to fully offset changes in the prices at which we sell steel. In addition, some of our existing multi-year supply contracts have required minimum purchase quantities. Under adverse economic conditions, those minimums may exceed our needs. Following exceptions for force majeure and other circumstances affecting the legal enforceability of the contracts, these minimum purchase requirements could require us to purchase quantities of raw materials that could significantly exceed our anticipated needs. In these circumstances, we would attempt to negotiate agreements for new purchase quantities. There is a risk, however, that we would not be successful in reducing purchase quantities, either through negotiation or litigation. If that occurred, we would likely be required to purchase more of a particular raw material in a particular year than we need, negatively affecting our results of operations and cash flows.

We use cash-settled commodity price swaps and options to hedge the market risk associated with the purchase of certain of our raw materials and energy requirements and the market risk associated with the sale of certain of our commodity steel (hot roll carbon steel coils). We routinely use these hedges for a portion of our natural gas and iron ore requirements and for our zinc, nickel, and electricity requirements. Our hedging strategy is designed to protect us from excessive pricing volatility. However, since we do not typically hedge 100% of our exposure, abnormal price increases in any of these commodity markets might still negatively affect operating costs.

For derivatives designated in cash flow hedging relationships, we record the effective portion of the gains and losses from the use of these instruments in accumulated other comprehensive income (loss) on the consolidated balance sheets and recognize the earnings of the associated underlying transaction into net sales or cost of products sold in the same period. At December 31, 2015, accumulated other comprehensive income (loss) included 50.8 in unrealized pre-tax losses for these derivative instruments. All other commodity price swaps and options are marked to market and recognized into net sales or cost of products sold with the offset recognized as an asset or accrued liability. At December 31, 2015, other current assets of $0.5, other noncurrent assets of $0.3, accrued liabilities of $41.2 and other noncurrent liabilities of $9.5 were included on the consolidated balance sheets for the fair value of commodity derivatives. At December 31, 2014, other current assets of $3.6, other noncurrent assets of $1.8, accrued liabilities of $36.2 and other noncurrent liabilities of $5.7 were included on the consolidated balance sheets for the fair value of commodity derivatives.

The following table presents the negative effect on pre-tax income of a hypothetical change in the fair value of derivative instruments outstanding at December 31, 2015, due to an assumed 10% and 25% decrease in the market price of each of the indicated commodities.

	Negative Effect on Pre-tax Income
Commodity Derivative	10% Decrease	25% Decrease
Natural gas	$8.9	$22.2
Nickel	0.1	0.2
Zinc	4.0	10.0
Electricity	4.5	11.3
Iron ore	3.6	8.3

Because we structure and use these instruments as hedges, the benefit of lower prices paid for the physical commodity used in the normal production cycle or higher prices received on the sale of product would offset these hypothetical losses. We do not enter into swap or option contracts for trading purposes.

Foreign Currency Exchange Rate Risk

A portion of our intercompany receivables that are denominated in foreign currencies are exposed to risks from exchange rate fluctuations. We use forward currency contracts to manage exposures to certain of these currency price fluctuations. At December 31, 2015 and 2014, we had outstanding forward currency contracts with a total contract value of $60.3 and $28.6 for the sale of euros. At December 31, 2015 and 2014, current assets of $1.1 and $1.2 were included on the consolidated balance sheets for the fair value of these contracts. Based on the contracts outstanding at December 31, 2015, a 10% change in the dollar-to-euro exchange rate would result in a pre-tax impact of $6.0 on the value of these contracts on a mark-to-market basis, which would offset the effect of a change in the exchange rate on the underlying receivable.

Item 8.	Financial Statements and Supplementary Data.

AK Steel Holding Corporation and Subsidiaries

MANAGEMENT’S RESPONSIBILITY FOR CONSOLIDATED FINANCIAL STATEMENTS

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles permit choices among alternatives and require numerous estimates of financial matters. We believe the accounting principles chosen are appropriate under the circumstances, and that the estimates, judgments and assumptions involved in our financial reporting are reasonable.

We are responsible for the integrity and objectivity of the financial information presented in our consolidated financial statements. We maintain a system of internal accounting controls designed to provide reasonable assurance that employees comply with stated policies and procedures, that assets are safeguarded and that financial reports are fairly presented. On a regular basis, financial management discusses internal accounting controls and financial reporting matters with our independent registered public accounting firm and our Audit Committee, composed solely of independent outside directors. The independent registered public accounting firm and the Audit Committee also meet privately to discuss and assess our accounting controls and financial reporting.

Dated:	February 19, 2016	/s/ Roger K. Newport
Roger K. Newport
Chief Executive Officer and Director

Dated:	February 19, 2016	/s/ Jaime Vasquez
Jaime Vasquez
Vice President, Finance and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
AK Steel Holding Corporation

We have audited the accompanying consolidated balance sheets of AK Steel Holding Corporation (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AK Steel Holding Corporation at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U. S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AK Steel Holding Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Cincinnati, Ohio
February 19, 2016

AK STEEL HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2015, 2014 and 2013
(dollars in millions, except per share data)
	2015	2014	2013

Net sales	$6,692.9	$6,505.7	$5,570.4

Cost of products sold (exclusive of items shown separately below)	6,032.0	6,007.7	5,107.8
Selling and administrative expenses (exclusive of items shown separately below)	261.9	247.2	205.3
Depreciation	216.0	201.9	190.1
Pension and OPEB expense (income) (exclusive of corridor charges shown below)	(63.0)	(92.5)	(68.6)
Pension and OPEB net corridor charge	131.2	2.0	—
Charge for facility idling	28.1	—	—

Total operating costs	6,606.2	6,366.3	5,434.6

Operating profit	86.7	139.4	135.8

Interest expense	173.0	144.7	127.4
Impairment of Magnetation investment	(256.3)	—	—
Impairment of AFSG investment	(41.6)	—	—
Other income (expense)	1.4	(21.1)	(1.4)

Income (loss) before income taxes	(382.8)	(26.4)	7.0

Income tax expense (benefit)	63.4	7.7	(10.4)

Net income (loss)	(446.2)	(34.1)	17.4
Less: Net income attributable to noncontrolling interests	62.8	62.8	64.2

Net income (loss) attributable to AK Steel Holding Corporation	$(509.0)	$(96.9)	$(46.8)

Basic and diluted earnings per share:
Net income (loss) attributable to AK Steel Holding Corporation common stockholders	$(2.86)	$(0.65)	$(0.34)

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2015, 2014 and 2013
(dollars in millions)
	2015	2014	2013
Net income (loss)	$(446.2)	$(34.1)	$17.4
Other comprehensive income (loss), before tax:
Foreign currency translation gain (loss)	(3.1)	(3.7)	1.2
Cash flow hedges:
Gains (losses) arising in period	(64.2)	(51.6)	3.5
Reclassification of losses (gains) to net income (loss)	61.4	1.1	(25.2)
Unrealized holding gains on securities:
Unrealized holding gains (losses) arising in period	—	—	0.2
Pension and OPEB plans:
Prior service credit (cost) arising in period	(7.7)	10.9	(6.1)
Gains (losses) arising in period	(60.8)	(422.5)	422.3
Reclassification of prior service cost (credits) included in net income (loss)	(60.2)	(68.9)	(76.2)
Reclassification of losses (gains) included in net income (loss)	165.0	6.9	25.3
Other comprehensive income (loss), before tax	30.4	(527.8)	345.0
Income tax expense in other comprehensive income (loss)	13.2	—	22.7
Other comprehensive income (loss)	17.2	(527.8)	322.3
Comprehensive income (loss)	(429.0)	(561.9)	339.7
Less: Comprehensive income attributable to noncontrolling interests	62.8	62.8	64.2
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$(491.8)	$(624.7)	$275.5

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2015 and 2014
(dollars in millions, except per share data)
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$56.6	$70.2
Accounts receivable, net	444.9	644.3
Inventory, net	1,226.3	1,172.1
Other current assets	78.4	71.4
Total current assets	1,806.2	1,958.0
Property, plant and equipment	6,466.0	6,388.4
Accumulated depreciation	(4,379.5)	(4,175.2)
Property, plant and equipment, net	2,086.5	2,213.2
Other non-current assets:
Investments in affiliates	70.7	388.7
Other non-current assets	121.0	268.1
TOTAL ASSETS	$4,084.4	$4,828.0
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$703.4	$803.1
Accrued liabilities	261.5	266.5
Current portion of pension and other postretirement benefit obligations	77.7	55.6
Total current liabilities	1,042.6	1,125.2
Non-current liabilities:
Long-term debt	2,354.1	2,422.0
Pension and other postretirement benefit obligations	1,146.9	1,225.3
Other non-current liabilities	136.4	132.5
TOTAL LIABILITIES	4,680.0	4,905.0
Equity (deficit):
Common stock, authorized 300,000,000 shares of $.01 par value each; issued 178,284,137 and 177,362,600 shares in 2015 and 2014; outstanding 177,893,562 and 177,215,816 shares in 2015 and 2014	1.8	1.8
Additional paid-in capital	2,266.8	2,259.1
Treasury stock, common shares at cost, 390,575 and 146,784 shares in 2015 and 2014	(2.0)	(1.0)
Accumulated deficit	(3,057.0)	(2,548.0)
Accumulated other comprehensive loss	(187.2)	(204.4)
Total stockholders’ equity (deficit)	(977.6)	(492.5)
Noncontrolling interests	382.0	415.5
TOTAL EQUITY (DEFICIT)	(595.6)	(77.0)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$4,084.4	$4,828.0

The consolidated balance sheets as of December 31, 2015 and 2014, include the following amounts for consolidated variable interest entities, before intercompany eliminations. See Note 15 for more information concerning variable interest entities.

	2015	2014
SunCoke Middletown
Cash and cash equivalents	$7.6	$18.2
Inventory, net	19.8	29.6
Property, plant and equipment	421.5	420.1
Accumulated depreciation	(57.6)	(43.3)
Accounts payable	10.8	10.6
Other assets (liabilities), net	(0.5)	(0.3)
Noncontrolling interests	380.0	413.7

Other variable interest entities
Cash and cash equivalents	$1.1	$1.0
Property, plant and equipment	11.5	11.4
Accumulated depreciation	(9.4)	(9.3)
Other assets (liabilities), net	0.9	0.6
Noncontrolling interests	2.0	1.8

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2015, 2014 and 2013
(dollars in millions)
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$(446.2)	$(34.1)	$17.4
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	201.7	187.6	176.1
Depreciation—SunCoke Middletown	14.3	14.3	14.0
Amortization	21.2	20.4	19.1
Impairment of Magnetation and AFSG investments	297.9	—	—
Deferred income taxes	62.1	8.2	(7.3)
Contributions to pension trust	(24.1)	(196.5)	(181.1)
Pension and OPEB expense (income)	(63.0)	(92.5)	(68.6)
Pension and OPEB net corridor charge	131.2	2.0	—
Contributions to retirees VEBAs	(3.1)	(3.1)	(30.8)
Affiliate (earnings) losses and distributions, net	19.7	9.8	11.3
Other operating items, net	(4.4)	6.0	(1.9)
Changes in assets and liabilities, net of effect of acquired business:
Accounts receivable	228.1	33.8	(50.1)
Inventories	(53.8)	(223.4)	22.6
Accounts payable and other current liabilities	(139.7)	25.2	46.7
Charge for facility idling	28.1	—	—
Other assets	(7.6)	(8.2)	(4.7)
Pension obligations	(12.7)	(18.2)	(10.0)
Postretirement benefit obligations	(48.3)	(63.9)	(63.4)
Other liabilities	(1.1)	9.8	0.5
Net cash flows from operating activities	200.3	(322.8)	(110.2)
Cash flows from investing activities:
Capital investments	(99.0)	(81.1)	(63.6)
Investments in Magnetation LLC	—	(100.0)	(50.0)
Investments in acquired business, net of cash acquired	—	(690.3)	—
Proceeds from sale of equity investee	25.0	—	—
Proceeds from AFSG Holdings, Inc. distribution	14.0	—	—
Other investing items, net	12.5	13.6	15.1
Net cash flows from investing activities	(47.5)	(857.8)	(98.5)
Cash flows from financing activities:
Net borrowings (repayments) under credit facility	(55.0)	515.0	90.0
Proceeds from issuance of long-term debt	—	427.1	31.9
Redemption of long-term debt	(14.1)	(0.8)	(27.4)
Proceeds from issuance of common stock	—	345.3	—
Debt issuance costs	—	(15.5)	(3.4)
SunCoke Middletown distributions to noncontrolling interest owners	(96.3)	(61.0)	(64.8)
Other financing items, net	(1.0)	(4.6)	0.7
Net cash flows from financing activities	(166.4)	1,205.5	27.0
Net increase (decrease) in cash and cash equivalents	(13.6)	24.9	(181.7)
Cash and cash equivalents, beginning of year	70.2	45.3	227.0
Cash and cash equivalents, end of year	$56.6	$70.2	$45.3

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Years Ended December 31, 2015, 2014 and 2013
(dollars in millions)
	Common Stock	Addi- tional Paid-In- Capital	Treasury Stock	Accum- ulated Deficit	Accum- ulated Other Compre- hensive Income (Loss)	Noncon- trolling Interests	Total
December 31, 2012	$1.5	$2,069.7	$(173.3)	$(2,404.3)	$1.1	$414.3	$(91.0)
Net income (loss)				(46.8)		64.2	17.4
Share-based compensation		9.5					9.5
Purchase of treasury stock			(0.7)				(0.7)
Change in accumulated other comprehensive income (loss)					322.3		322.3
Net distributions to noncontrolling interests						(64.8)	(64.8)
December 31, 2013	$1.5	$2,079.2	$(174.0)	$(2,451.1)	$323.4	$413.7	$192.7

Net income (loss)				(96.9)		62.8	(34.1)
Issuance of common stock	0.4	344.9					345.3
Retirement of treasury stock	(0.1)	(173.9)	174.0				—
Share-based compensation		8.9					8.9
Purchase of treasury stock			(1.0)				(1.0)
Change in accumulated other comprehensive income (loss)					(527.8)		(527.8)
Net distributions to noncontrolling interests						(61.0)	(61.0)
December 31, 2014	$1.8	$2,259.1	$(1.0)	$(2,548.0)	$(204.4)	$415.5	$(77.0)

Net income (loss)				(509.0)		62.8	(446.2)
Share-based compensation		7.7					7.7
Purchase of treasury stock			(1.0)				(1.0)
Change in accumulated other comprehensive income (loss)					17.2		17.2
Net distributions to noncontrolling interests						(96.3)	(96.3)
December 31, 2015	$1.8	$2,266.8	$(2.0)	$(3,057.0)	$(187.2)	$382.0	$(595.6)

See notes to consolidated financial statements.

AK STEEL HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in millions, except per share amounts or as otherwise specifically noted)

NOTE 1 - Summary of Significant Accounting Policies

Basis of Presentation: These financial statements consolidate the operations and accounts of AK Steel Holding Corporation (“AK Holding”), its wholly-owned subsidiary AK Steel Corporation (“AK Steel”), all subsidiaries in which AK Holding has a controlling interest, and two variable interest entities for which AK Steel is the primary beneficiary. Unless the context indicates otherwise, references to “we,” “us” and “our” refer to AK Holding and its subsidiaries. We also operate Mexican and European trading companies that buy and sell steel and steel products and other materials. We manage operations on a consolidated, integrated basis so that we can use the most appropriate equipment and facilities for the production of a product, regardless of product line. Therefore, we conclude that we operate in a single business segment. All intercompany transactions and balances have been eliminated.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the amounts reported. We base these estimates on historical experience and information available to us about current events and actions we may take in the future. Estimates and assumptions affect significant items that include the carrying value of long-lived assets, including investments and goodwill; valuation allowances for receivables, inventories and deferred income tax assets; legal and environmental liabilities; workers compensation and asbestos liabilities; share-based compensation; excess cost of operations; and assets and obligations of employee benefit plans. There can be no assurance that actual results will not differ from these estimates.

Revenue Recognition: Revenue from sales of products is recognized at the time that title and the risks and rewards of ownership pass, which can be on the date of shipment or the date of receipt by the customer depending on when the terms of customers’ arrangements are met, the sales price is fixed or determinable, and collection is reasonably assured. Sales taxes collected from customers are recorded on a net basis with no revenue recognized.

Cost of Products Sold: Cost of products sold consists primarily of raw materials, energy costs, supplies consumed in the manufacturing process, manufacturing labor, contract labor and direct overhead expense necessary to manufacture the finished steel product, as well as distribution and warehousing costs. Our share of the income (loss) of investments in associated companies accounted for under the equity method is included in costs of products sold since these operations are integrated with our overall steelmaking operations, except for our share of the income (loss) of Magnetation LLC, which is included in other income (expense).

Share-Based Compensation: Compensation costs for stock awards granted under our Stock Incentive Plan are recognized over their vesting period using the straight-line method.

Legal Fees: Legal fees associated with litigation and similar proceedings that are not expected to provide a benefit in future periods are generally expensed as incurred. Legal fees associated with activities that are expected to provide a benefit in future periods, such as costs associated with the issuance of debt, are generally capitalized as incurred.

Income Taxes: Interest and penalties from uncertain tax positions are included in income tax expense. Deferred tax assets do not include certain amounts that arise from tax deductions from share-based compensation in excess of compensation recognized for financial reporting when net operating loss carryforwards are created. We use tax law ordering to determine when excess tax benefits have been realized.

Earnings per Share: Earnings per share is calculated using the “two-class” method. Under the “two-class” method, undistributed earnings are allocated to both common shares and participating securities. We divide the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted-average number of common shares outstanding during the period. The restricted stock granted by AK Holding is entitled to dividends before vesting and meets the criteria of a participating security.

Cash Equivalents: Cash equivalents include short-term, highly-liquid investments that are readily convertible to known amounts of cash and have an original maturity of three months or less.

Inventories: Inventories are valued at the lower of cost or market. We measure the cost of the majority of inventories on the last-in, first-out (LIFO) method. Other inventories are measured principally at average cost and consist mostly of foreign inventories and certain raw materials.

Property, Plant and Equipment: Plant and equipment are depreciated under the straight-line method over their estimated lives. Estimated lives are as follows: land improvements over 20 years, leaseholds over the life of the lease, buildings over 40 years and machinery and equipment over two to 20 years. The estimated weighted-average life of our machinery and equipment is 12 years at the end of the current year. Costs incurred to develop coal mines are capitalized when incurred. We use the units-of-production method utilizing only proven and probable reserves in the depletion base to compute the depletion of coal reserves and mine development costs. We expense costs associated with major maintenance activities at our operating facilities in the period in which they occur.

We review the carrying value of long-lived assets to be held and used and long-lived assets to be disposed of when events and circumstances warrant such a review. If the carrying value of a long-lived asset exceeds its fair value, an impairment has occurred and a loss is recognized based on the amount by which the carrying value exceeds the fair value, less cost to dispose, for assets to be sold or abandoned. We determine fair value by using quoted market prices, estimates based on prices of similar assets or anticipated cash flows discounted at a rate commensurate with risk.

Investments: Investments in associated companies are accounted for under the equity method. We review investments for impairment when circumstances indicate that a loss in value below its carrying amount is other than temporary.

Goodwill: Goodwill relates to our tubular business. We review goodwill for potential impairment at least annually on October 1 each year and whenever events or circumstances make it more likely than not that impairment may have occurred. Considering operating results and the estimated fair value of the business, the most recent annual goodwill impairment test indicated that the fair value of our tubular business reporting unit was in excess of its carrying value. No goodwill impairment was recorded as a result of the 2015, 2014 and 2013 annual impairment tests.

Debt Issuance Costs: Debt issuance costs for the revolving credit facility are included in other non-current assets and all other debt issuance costs reduce the carrying amount of long-term debt.

Pension and Other Postretirement Benefits: We recognize, as of the measurement date, any unrecognized actuarial net gains or losses that exceed 10% of the larger of the projected benefit obligations or the plan assets, defined as the “corridor”. Amounts inside the corridor are amortized over the plan participants’ life expectancy. We determine the expected return on assets using the fair value of plan assets.

Concentrations of Credit Risk: We are primarily a producer of carbon, stainless and electrical steels and steel products, which are sold to a number of markets, including automotive, industrial machinery and equipment, construction, power distribution and appliances. Net sales by product line are presented below:

	2015	2014	2013
Carbon	$4,746.8	$4,423.3	$3,643.4
Stainless and electrical	1,733.0	1,836.5	1,705.3
Tubular	201.3	231.4	220.7
Other	11.8	14.5	1.0
Total	$6,692.9	$6,505.7	$5,570.4

Percentages of our net sales attributable to various markets are presented below:

	2015	2014	2013
Automotive	60%	53%	51%
Infrastructure and Manufacturing	16%	18%	20%
Distributors and Converters	24%	29%	29%

We sell domestically to customers located primarily in the Midwestern and Eastern United States and to foreign customers, primarily in Canada, Mexico and Western Europe. Net sales to customers located outside the United States totaled $855.7, $755.4 and $708.0 for 2015, 2014 and 2013. We had two customers that accounted for 12% and 11% of net sales in 2015. No customer accounted for more than 10% of our net sales during 2014 and 2013.

Approximately 65% and 43% of accounts receivable outstanding at December 31, 2015 and 2014, are due from businesses associated with the U.S. automotive industry, including 20% and 14% of receivables due from one automotive customer as of December 31, 2015 and 2014. Except in a few situations where the risk warrants it, collateral is not required on accounts receivable. While we believe our recorded accounts receivable will be collected, in the event of default we would follow normal collection procedures. We maintain an allowance for doubtful accounts for the loss that would be incurred if a customer is unable to pay amounts due. We determine this allowance based on various factors, including the customer’s financial condition and changes in customer payment patterns. We write off accounts receivable against the allowance for doubtful accounts when it is remote that collection will occur.

Union Contracts: At December 31, 2015, we employed approximately 8,500 people, of which approximately 6,300 are represented by labor unions under various contracts that expire between 2016 and 2019. On February 5, 2015, members of the United Steelworkers, Local 1190, ratified a labor agreement covering approximately 215 production and maintenance employees at Mountain State Carbon, LLC. The new agreement took effect on March 1, 2015 and will expire on March 1, 2019. This is the initial labor agreement with the union at Mountain State Carbon. On May 8, 2015, members of the United Auto Workers, Local 4104, ratified a labor agreement covering approximately 140 production and maintenance employees at Zanesville Works. The new agreement took effect on May 20, 2015 and will expire on May 31, 2019. An agreement with the United Auto Workers, Local 3462, which represents approximately 330 employees at our Coshocton Works, is scheduled to expire on March 31, 2016. An agreement with the United Auto Workers, Local 3303, which represents approximately 1,240 employees at our Butler Works, is scheduled to expire on October 1, 2016.

Financial Instruments: We classify investments in equity securities as available-for-sale and carry them at fair value with unrealized gains and losses, net of tax, reported in other comprehensive income. Realized gains and losses on sales of available-for-sale securities are computed based upon initial cost adjusted for any other-than-temporary declines in fair value. We have no investments that are considered to be trading securities.

We are a party to derivative instruments that are designated and qualify as hedges for accounting purposes. We may also use derivative instruments to which we do not apply hedge accounting treatment. Our objective in using these instruments is to protect earnings and cash flows from fluctuations in the fair value of selected commodities and currencies.

Fluctuations in the price of certain commodities we use in production processes and in the selling price of certain commodity steel (hot roll carbon steel coils) may affect our income and cash flows. We have implemented raw material and energy surcharges for spot market customers and some contract customers. For certain commodities where such exposure exists, we may use cash-settled commodity price swaps, collars and purchase options, with a duration of up to three years, to hedge the price of a portion of our natural gas, iron ore, electricity, aluminum, zinc and nickel requirements or the selling price of hot roll carbon steel coils. We may designate some of these instruments as cash flow hedges and the effective portion of the changes in their fair value and settlements are recorded in accumulated other comprehensive income. Gains and losses are subsequently reclassified from accumulated other comprehensive income and recorded in cost of products sold or net sales in the same period as the earnings recognition of the associated underlying transaction. Other instruments are marked to market and recorded in cost of products sold or net sales with the offset recorded as current assets or accrued liabilities.

In addition, exchange rate fluctuations on monies we receive from European subsidiaries and other customers invoiced in European currencies create cash flow and income statement risks. To reduce these risks, we have entered a series of agreements to sell euros in the future at fixed dollar rates. These forward contracts are entered with durations up to twenty-four months. A typical contract is used as a cash flow hedge for the period that begins when an order is taken and ends when a sale is recognized, at which time it converts into a fair value hedge of a receivable we collect in euros. We do not designate these derivatives as hedges for accounting purposes and we recognize the change in fair value as expense or income in other income (expense).

We formally document all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various hedge transactions. In this documentation, we specifically identify the asset, liability, firm commitment or forecasted transaction that has been designated as a hedged item, and state how the hedging instrument is expected to hedge the risks from that item. We formally measure effectiveness of hedging relationships both at the hedge inception and on an ongoing basis. We discontinue hedge accounting prospectively when we determine that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; when the derivative expires or is sold, terminated or exercised; when it is probable that the forecasted transaction will not occur; when a hedged firm commitment no longer meets the definition of a firm commitment; or when we determine that designation of the derivative as a hedge instrument is no longer appropriate. Our derivative contracts contain collateral funding requirements. We have master netting arrangements with counterparties, giving us the right to offset amounts owed under the derivative instruments and the collateral. We do not offset derivative assets and liabilities or collateral on our consolidated balance sheets.

Asbestos and Environmental Accruals: For a number of years, we have been remediating sites where hazardous materials may have been released, including sites no longer owned by us. In addition, a number of lawsuits alleging asbestos exposure have been filed and continue to be filed against us. We have established accruals for estimated probable costs from asbestos claim settlements and environmental investigation, monitoring and remediation. If the accruals are not adequate to meet future claims, operating results and cash flows may be negatively affected. Our accruals do not consider the potential for insurance recoveries, for which we have partial insurance coverage for some future asbestos claims. In addition, some existing insurance policies covering asbestos and environmental contingencies may serve to partially reduce future covered expenditures.

New Accounting Pronouncements: The Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), during the second quarter of 2014. Topic 606, as further amended by subsequent Accounting Standard Updates, affects virtually all aspects of an entity’s revenue recognition, including determining the measurement of revenue and the timing of when it is recognized for the transfer of goods or services to customers. Topic 606 is effective for annual reporting periods beginning after December 15, 2017. We are currently evaluating the effect of the adoption of Topic 606 on our financial position and results of operations.

The Financial Accounting Standards Board issued Accounting Standards Update No. 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”), during the first quarter of 2015. ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 is effective for annual reporting periods beginning after December 15, 2015, unless early adoption is elected. We are currently evaluating the effect of the adoption of ASU 2015-02 on our financial position and results of operations, but we do not expect the adoption to have a material effect on our consolidated financial statements.

In April 2015 and August 2015, the Financial Accounting Standards Board issued accounting guidance to simplify the presentation of debt issuance costs by requiring that debt issuance costs from a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. We elected to early adopt this guidance during 2015 on a retrospective basis. As a result, $24.8 of debt issuance costs was presented as a reduction of long-term debt as of December 31, 2015 and we reclassified $30.5 from other non-current assets to long-term debt as of December 31, 2014.

In November 2015, the Financial Accounting Standards Board issued accounting guidance to simplify the presentation of deferred tax assets and liabilities by requiring that all amounts be presented in the balance sheet as noncurrent assets or liabilities. We elected to early adopt this guidance during 2015 on a retrospective basis. As a result, we reclassified $67.7 from other current assets to other non-current assets as of December 31, 2014.

Reclassifications: We reclassified certain prior-year amounts to conform to the current-year presentation.

NOTE 2 - Supplementary Financial Statement Information

Research and Development Costs

We conduct a broad range of research and development activities aimed at improving existing products and manufacturing processes and developing new products and processes. Research and development costs, which are recorded as cost of products sold when incurred, totaled $27.6, $17.5 and $13.2 in 2015, 2014 and 2013.

Allowance for Doubtful Accounts

Changes in the allowance for doubtful accounts for the years ended December 31, 2015, 2014 and 2013, are presented below:

	2015	2014	2013
Balance at beginning of year	$9.0	$8.1	$9.1
Increase (decrease) in allowance	(3.0)	0.9	(0.4)
Receivables written off	—	—	(0.6)
Balance at end of year	$6.0	$9.0	$8.1

Inventory, net

Inventories as of December 31, 2015 and 2014, consist of:

	2015	2014
Finished and semi-finished	$996.5	$1,053.4
Raw materials	410.0	494.2
Total cost	1,406.5	1,547.6
Adjustment to state inventories at LIFO value	(180.2)	(375.5)
Inventory, net	$1,226.3	$1,172.1

There was no liquidation of LIFO layers in 2015 or 2014. During 2013, liquidation of LIFO layers generated income of $11.9. Changes in the LIFO reserve for the years ended December 31, 2015, 2014 and 2013, are presented below:

	2015	2014	2013
Balance at beginning of year	$375.5	$396.5	$435.0
Change in reserve	(195.3)	(21.0)	(38.5)
Balance at end of year	$180.2	$375.5	$396.5

Property, Plant and Equipment

Property, plant and equipment as of December 31, 2015 and 2014, consist of:

	2015	2014
Land, land improvements and leaseholds	$263.0	$260.7
Buildings	465.9	466.7
Machinery and equipment	5,628.2	5,571.0
Construction in progress	108.9	90.0
Total	6,466.0	6,388.4
Less accumulated depreciation	(4,379.5)	(4,175.2)
Property, plant and equipment, net	$2,086.5	$2,213.2

Interest on capital projects capitalized in 2015, 2014 and 2013 was $2.1, $2.7 and $2.7. Asset retirement obligations were $6.6 and $6.0 at December 31, 2015 and 2014.

Other Non-current Assets

Other non-current assets as of December 31, 2015 and 2014, consist of:

	2015	2014
Investment in AFSG Holdings, Inc.	$—	$55.6
Goodwill	32.8	32.8
Deferred tax assets, non-current	62.7	138.0
Other	25.5	41.7
Other non-current assets	$121.0	$268.1

Our investment in AFSG Holdings, Inc. (“AFSG”) represented the carrying value of our former insurance and finance leasing businesses, which have been largely liquidated. The activities of the remaining operating companies are being “run off”. We have no obligation to support the operations or liabilities of these companies. As part of our ongoing strategic review of our business and operations, we re-evaluated our investment in AFSG. During the fourth quarter of 2015, we received a distribution of $14.0 from AFSG. Since the distribution reduced our ability to recover our remaining investment in AFSG after the distribution, we determined our remaining investment in AFSG was impaired and recognized a non-cash charge of $41.6, or $0.23 per diluted share. In the first quarter of 2016, an AFSG subsidiary entered into a stock purchase agreement to sell the remaining non-captive insurance operations, subject to certain customary closing conditions, including regulatory approval.

Facility Idling

In the fourth quarter of 2015, we temporarily idled the Ashland Works blast furnace and steelmaking operations. We incurred a $28.1 charge during the quarter, which included $22.2 for supplemental unemployment and other employee benefit costs and $5.9 for equipment idling and other costs. The supplemental unemployment and other employee benefit costs are expected to be paid in 2016 and are recorded as accrued liabilities at December 31, 2015 in the consolidated balance sheet. Beginning in the first quarter of 2016, we estimate we will incur on-going costs of approximately $2.0 to $3.0 per month for employees needed to maintain the equipment, utilities and supplier obligations related to the idled Ashland Works operations.

NOTE 3 - Acquisition of Dearborn

On September 16, 2014, we acquired Severstal Dearborn, LLC (“Dearborn”) from Severstal Columbus Holdings, LLC (“Severstal”). The assets acquired from Severstal included the integrated steelmaking assets located in Dearborn, Michigan (“Dearborn Works”), the Mountain State Carbon, LLC (“Mountain State Carbon”) cokemaking facility located in Follansbee, West Virginia, and interests in joint ventures that process flat-rolled steel products. The acquisition of Dearborn enhances and complements our business and operational strategies by positioning our carbon steelmaking operations close to our major northern automotive and other customers, expanding our platform to meet the increasing light-weighting demands of our automotive customers, and enhancing our operational flexibility. In addition, we acquired highly modernized and upgraded steelmaking equipment and facilities and the opportunity to achieve significant cost-based synergies. Immediately after the acquisition, Dearborn was merged with and into AK Steel.

The final cash purchase price was $690.3, net of cash acquired. We issued $430.0 of 7.625% Senior Notes due October 2021 at a price of 99.325% of par to pay part of the purchase price. We issued 40.25 million shares of AK Holding common stock at a price of $9.00 per share to pay the balance of the purchase price, to repay a portion of outstanding borrowings under our asset-backed revolving credit facility (“Credit Facility”) and for general corporate purposes. For the year ended December 31, 2014, we incurred acquisition costs of $8.1 in selling and administrative expenses, primarily for transaction fees and direct costs, including legal, finance, consulting and other professional fees, and we incurred $12.6 of costs in other income (expense) for committed bridge financing that we arranged but did not use for the Dearborn acquisition. For the year ended December 31, 2014, we incurred severance costs of $2.6 after the acquisition for certain employees of Dearborn in selling and administrative expenses and an income tax charge of $8.4 for changes in the value of deferred tax assets resulting from the acquisition.

During the second quarter of 2015, we sold our 50.0% equity interest in Double Eagle Steel Coating Company (“Double Eagle”), which we acquired as part of the acquisition of Dearborn, for $25.0 in cash. The sale resolved a dispute with the other equity interest holder over the fair market value of our interest in Double Eagle. In July 2015, we received $25.0 from DTE Electric Company (“DTE”) to resolve a favorable administrative decision that concluded Dearborn Works had been overcharged for electricity for several years prior to our acquisition of that facility. Both of these matters resolved disputes that existed at the time of our acquisition of Dearborn. The purchase price allocation shown below reflects the updated estimates in value of these matters. Neither the proceeds from our sale of our equity interest in Double Eagle nor the proceeds from DTE had a material impact, individually or in the aggregate, on our results of operations for 2015 or the consolidated balance sheet at December 31, 2015.

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

The consolidated financial statements reflect the effects of the acquisition and Dearborn’s financial results beginning September 16, 2014. The net sales and operating profit (loss) attributable to Dearborn since the acquisition date and through December 31, 2014 were $567.0 and $12.2, respectively. Assuming the acquisition had been completed at the beginning of 2014, unaudited pro forma net sales and operating profit (loss) for the full year ended December 31, 2014 were $7,942.7 and $(816.2), respectively, including charges for asset impairments of $1,005.1 recorded by Severstal before the acquisition. We included this selected unaudited pro forma consolidated financial data only for the purpose of illustration. Therefore, it does not necessarily indicate what the operating results would have been if the acquisition had been completed at the beginning of 2014. Moreover, this information does not indicate what our future operating results will be. This information includes net sales and operating profit (loss) attributable to Dearborn following the acquisition.

NOTE 4 - Investments in Affiliates

We have investments in several businesses accounted for using the equity method of accounting. Investees and equity ownership percentages are presented below:

Equity Ownership %
Combined Metals of Chicago, LLC	40.0%
Delaco Processing, LLC	49.0%
Magnetation LLC	49.9%
Rockport Roll Shop LLC	50.0%
Spartan Steel Coating, LLC	48.0%

Cost of products sold includes $6.7, $11.7 and $8.1 in 2015, 2014 and 2013 for our share of income of equity investees other than Magnetation LLC (“Magnetation”). Our share of loss from Magnetation through the first quarter of 2015 is included in other income (expense) and totaled $16.3, $15.2 and $4.9 for 2015, 2014 and 2013. No amounts for Magnetation are included in our results after March 31, 2015, since the investment has been written off. As of December 31, 2015, our carrying cost of our investment in Spartan Steel exceeded our share of the underlying equity in net assets by $13.9. This difference is being amortized and is included in cost of products sold.

Summarized financial statement data for all investees is presented below. The financial results for the acquired joint ventures are only included for the period since the acquisition and the financial results for Magnetation are only included through March 31, 2015, since it is unlikely that we will retain our equity interest as a result of Magnetation’s bankruptcy.

	2015	2014	2013
Revenue	$356.4	$386.1	$293.9
Gross profit	68.3	93.2	103.7
Net income (loss)	(9.8)	10.8	20.1

	2015	2014
Current assets	$89.3	$211.8
Noncurrent assets	66.9	879.1
Current liabilities	14.5	157.1
Noncurrent liabilities	33.8	516.6

We regularly transact business with these equity investees. Transactions with all equity investees for the years indicated are presented below:

	2015	2014	2013
Sales to equity investees	$61.4	$93.4	$71.6
Purchases from equity investees	251.0	67.7	12.5

Outstanding receivables and payables with all equity investees as of the end of the year indicated are presented below:

	2015	2014
Accounts receivable from equity investees	$0.4	$2.5
Accounts payable to equity investees	33.1	10.9

Magnetation

As of March 31, 2015, we concluded that our 49.9% equity interest in Magnetation was fully impaired and recorded a non-cash impairment charge of $256.3 for the quarter ended March 31, 2015. Key factors that affected our conclusion that an other-than-temporary impairment had occurred as of March 31, 2015, included (i) the significant market decline in global iron ore pellet pricing during the first quarter of 2015 and resulting negative cash flow effects on Magnetation’s results; (ii) a less favorable longer-term forecast of iron ore prices and resulting cash flow outlook for Magnetation; (iii) the likely loss of our equity interest in Magnetation if it filed for bankruptcy; and (iv) Magnetation’s existing capital structure and its inability to raise additional capital from third parties or the equity holders. Before March 31, 2015, we believed that the fair value of our interest in Magnetation exceeded its carrying amount and that despite near-term temporary pressures on liquidity, long-term cash flow projections of Magnetation were sufficient to allow us to recover our investment in Magnetation. During the quarter ended March 31, 2015, the near-term liquidity issues faced by Magnetation intensified due to a combination of an approximately 20.0% decline in the daily IODEX index and substantially lower IODEX futures pricing toward the end of the quarter, a slower-than-expected ramp-up of its pellet plant operations and resulting lower sales levels, payments due for construction overruns on the pellet and third concentrate plants, and higher-than-expected start-up and operating costs. Although Magnetation accomplished several actions in late 2014 and early 2015 to increase its liquidity, such liquidity enhancements and other cost reduction initiatives did not increase liquidity enough for it to withstand the significant market decline in iron ore pricing during the first quarter of 2015. Based on the outlook for iron ore prices at March 31, 2015, we concluded that prices could remain suppressed for the near future and it raised questions about the ability of Magnetation to operate profitably. In March 2015, Magnetation began discussions with certain debtholders to seek a solution to its liquidity issues. We also participated in those discussions but no acceptable restructuring was agreed upon. On May 5, 2015, Magnetation and its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Minnesota. Magnetation’s outstanding indebtedness is non-recourse to us. We are not required to make any additional capital contributions or other future investments in Magnetation and have not guaranteed any obligations of Magnetation. Because we consider it unlikely that we will retain an equity interest in Magnetation following Magnetation’s bankruptcy, we do not expect to record any further impact in our financial statements from our equity investment in Magnetation.

NOTE 5 - Income Taxes

We and our subsidiaries file a consolidated federal income tax return that includes all domestic companies owned 80% or more by us and the proportionate share of our interest in equity method investments. State tax returns are filed on a consolidated, combined or separate basis depending on the applicable laws relating to us and our domestic subsidiaries.

Components of income (loss) before income taxes are presented below:

	2015	2014	2013
United States	$(452.1)	$(94.3)	$(61.1)
Foreign	6.5	5.1	3.9
Noncontrolling interests	62.8	62.8	64.2
Income (loss) before income taxes	$(382.8)	$(26.4)	$7.0

Significant components of deferred tax assets and liabilities at December 31, 2015 and 2014 are presented below:

	2015	2014
Deferred tax assets:
Net operating and capital loss and tax credit carryforwards	$847.3	$778.1
Postretirement benefits	158.9	201.2
Pension benefits	278.6	258.6
Inventories	139.2	152.6
Other assets	132.8	114.2
Valuation allowance	(1,215.5)	(1,000.4)
Total deferred tax assets	341.3	504.3
Deferred tax liabilities:
Depreciable assets	(248.0)	(322.7)
Other liabilities	(30.6)	(43.6)
Total deferred tax liabilities	(278.6)	(366.3)
Net deferred tax assets	$62.7	$138.0

We regularly evaluate the need for a valuation allowance for deferred tax assets by assessing whether it is more likely than not that we will realize future deferred tax assets. We assess the valuation allowance each reporting period and reflect any additions or adjustments in earnings in the same period. When we assess the need for a valuation allowance, we consider both positive and negative evidence of the likelihood that we will realize deferred tax assets in each jurisdiction. In general, cumulative losses in recent periods provides significant objective negative evidence on our ability to generate future taxable income. As of December 31, 2015 and 2014, we concluded that the negative evidence outweighed the positive evidence and we recorded a valuation allowance for a significant portion of our deferred tax assets. To determine the appropriate valuation allowance, we considered the timing of future reversal of our taxable temporary differences and available tax strategies that, if implemented, would result in realizing deferred tax assets. We identified the potential change from the LIFO inventory accounting method as such a tax-planning strategy. We believe that this strategy is prudent and feasible to use certain federal and state tax loss carryforwards before their expirations. In addition, we believe that the future reversal of our deferred tax liabilities serves as a source of taxable income that supports realizing a portion of our federal and state deferred tax assets. This accounting treatment has no effect on our ability to use the loss carryforwards and tax credits to reduce future cash tax payments. Federal net operating loss carryforwards do not begin to expire until 2023 and substantial amounts of those loss carryforwards have most of their 20-year life remaining before expiration.

Changes in the valuation allowance for the years ended December 31, 2015, 2014 and 2013, are presented below:

	2015	2014	2013
Balance at beginning of year	$1,000.4	$764.1	$873.1
Change in valuation allowance:
Included in income tax expense (benefit)	228.6	36.7	21.9
Change in deferred assets in other comprehensive income	(13.5)	199.6	(130.9)
Balance at end of year	$1,215.5	$1,000.4	$764.1

At December 31, 2015, we had $2,372.3 in federal regular net operating loss carryforwards and $2,672.8 in federal alternative minimum tax (“AMT”) net operating loss carryforwards, which will expire between 2023 and 2035. At December 31, 2015, we had unused AMT credit carryforwards of $17.7 and research and development (“R&D”) credit carryforwards of $1.2. We may use the loss and credit carryforwards to offset future regular and AMT income tax liabilities. We may carry unused AMT credits forward indefinitely and the R&D credits don’t begin to expire until 2027. At December 31, 2015, we had $77.4 in deferred tax assets before considering valuation allowances for state net operating loss carryforwards and tax credit carryforwards, which will expire between 2016 and 2035.

As of December 31, 2015, there were $21.3 of unrecognized deferred tax assets from tax deductions for share-based compensation in excess of compensation recognized for financial reporting when net operating loss carryforwards were created. When we realize the deferred tax assets, we will increase additional paid-in capital.

We had undistributed earnings of foreign subsidiaries of approximately $38.2 at December 31, 2015. Since we consider these earnings to be permanently invested in our foreign subsidiaries, we did not record deferred taxes for them. If we repatriated the earnings, we estimate that the additional tax expense would be approximately $13.4 before considering the effects on the valuation allowance.

Significant components of income tax expense (benefit) are presented below:

	2015	2014	2013
Current:
Federal	$—	$—	$(3.4)
State	0.2	(1.1)	0.2
Foreign	1.8	2.1	1.9
Deferred:
Federal	68.8	7.7	14.0
State	6.5	0.2	1.2
Amount allocated to other comprehensive income	(13.2)	—	(22.7)
Change in valuation allowance on beginning-of-the-year deferred tax assets	(0.7)	(1.2)	(1.6)
Income tax expense (benefit)	$63.4	$7.7	$(10.4)

The reconciliation of income tax on income (loss) before income taxes computed at the U.S. federal statutory tax rates to actual income tax expense (benefit) is presented below:

	2015	2014	2013
Income tax expense (benefit) at U.S. federal statutory rate	$(134.0)	$(9.2)	$2.4
Income tax expense calculated on noncontrolling interests	(22.0)	(22.0)	(22.5)
State and foreign tax expense, net of federal tax	(0.9)	(3.1)	1.7
Increase in deferred tax asset valuation allowance	228.6	36.7	21.9
Amount allocated to other comprehensive income	(13.2)	—	(22.7)
Change in accrual for uncertain tax positions	0.3	(0.9)	(1.7)
Stock compensation in excess of tax deduction	—	2.0	3.1
Expiration of charitable contribution carryforwards	—	—	2.5
Other permanent differences	4.6	4.2	4.9
Income tax expense (benefit)	$63.4	$7.7	$(10.4)

Our federal, state and local tax returns are subject to examination by various taxing authorities. Federal returns for periods beginning in 2012 are open for examination, while certain state and local returns are open for examination for periods beginning in 2007. However, taxing authorities have the ability to adjust net operating loss carryforwards generated in years before these periods. We have not recognized certain tax benefits because of the uncertainty of realizing the entire value of the tax position taken on income tax returns until taxing authorities review them. We have established appropriate income tax accruals, and believe that the outcomes of future federal examinations as well as ongoing and future state and local examinations will not have a material adverse impact on our financial position, results of operations or cash flows. When statutes of limitations expire or taxing authorities resolve uncertain tax positions, we will adjust income tax expense for the unrecognized tax benefits. We have no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change within twelve months of December 31, 2015.

A reconciliation of the change in unrecognized tax benefits for 2015, 2014 and 2013 is presented below:

	2015	2014	2013
Balance at beginning of year	$59.9	$53.8	$54.0
Increases (decreases) for prior year tax positions	(0.3)	(0.2)	(0.8)
Increases (decreases) for current year tax positions	70.7	7.7	0.9
(Decreases) from statute lapses	—	(1.4)	(0.3)
Balance at end of year	$130.3	$59.9	$53.8

Included in the balance of unrecognized tax benefits at December 31, 2015 and 2014, are $111.6 and $41.6 of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2015 and 2014, are $18.7 and $18.4 of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

NOTE 6 - Long-term Debt and Other Financing

Debt balances, including current portions, at December 31, 2015 and 2014, are presented below:

	2015	2014
Credit Facility	$550.0	$605.0
8.75% Senior Secured Notes due December 2018	380.0	380.0
5.00% Exchangeable Senior Notes due November 2019 (effective rate of 10.8%)	150.0	150.0
7.625% Senior Notes due May 2020	529.8	529.8
7.625% Senior Notes due October 2021	406.2	430.0
8.375% Senior Notes due April 2022	290.2	290.2
Industrial Revenue Bonds due 2020 through 2028	99.3	99.3
Unamortized debt discount/premium and debt issuance costs	(51.4)	(62.3)
Total long-term debt	$2,354.1	$2,422.0

During the period, we were in compliance with all the terms and conditions of our debt agreements.

Maturities of long-term debt, including the amount outstanding on the Credit Facility, for the next five years, at December 31, 2015, are presented below:

Year		Debt Maturities
2016		$—
2017		—
2018		380.0
2019	(including $550.0 of Credit Facility borrowings)	700.0
2020		537.1

Credit Facility

We have a $1,500.0 Credit Facility, which expires in March 2019 and is guaranteed by AK Steel’s parent company, AK Holding, and by AK Tube LLC (“AK Tube”) and AK Steel Properties, Inc. (“AK Properties”), two 100%-owned subsidiaries of AK Steel. The Credit Facility contains common restrictions, including limitations on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliate transactions. The Credit Facility requires that we maintain a minimum fixed charge coverage ratio of one to one if availability under the Credit Facility is less than $150.0. The Credit Facility’s current availability significantly exceeds $150.0. Availability is calculated as the lesser of the Credit Facility commitment or our eligible collateral after advance rates, less in either case outstanding borrowings and letters of credit. We secure our Credit Facility obligations with our inventory and accounts receivable, and the Credit Facility’s availability fluctuates monthly based on the varying levels of eligible collateral. We do not expect any of these restrictions to affect or limit our ability to conduct business in the ordinary course. The Credit Facility includes a separate “first-in, last-out”, or “FILO” tranche, which allows us to use a portion of our eligible collateral at higher advance rates.

At December 31, 2015, our eligible collateral, after application of applicable advance rates, was $1,275.2. As of December 31, 2015, there were outstanding borrowings of $550.0. Availability as of December 31, 2015 was further reduced by $72.9 attributable to outstanding letters of credit, resulting in remaining availability of $652.3. The weighted-average interest rate on the outstanding borrowings at December 31, 2015 and 2014 was 2.1% and 2.2%.

Senior Secured Notes

AK Steel has outstanding $380.0 aggregate principal amount of 8.75% Senior Secured Notes due December 2018 (the “Secured Notes”). Substantially all property, plant and equipment of AK Steel are pledged as collateral for the Secured Notes. AK Holding, AK Tube and AK Properties each fully and unconditionally, jointly and severally, guarantees the payment of interest, principal and premium, if any, on the Secured Notes. The book value of the collateral as of December 31, 2015 was approximately $1.6 billion. The indenture governing the Secured Notes includes covenants with customary restrictions on (a) the incurrence of additional debt by certain subsidiaries, (b) the incurrence of certain liens, (c) the amount of sale/leaseback transactions, (d) the use of proceeds from the sale of collateral, and (e) our ability to merge or consolidate with other entities or to sell, lease or transfer all or substantially all of our assets to another entity. The Secured Notes also contain customary events of default. We may redeem the Secured Notes at a price equal to 104.375% of par until December 1, 2016, then at a price of 102.188% until December 1, 2017, and 100.0% thereafter, together with all accrued and unpaid interest to the date of redemption.

Exchangeable Notes

AK Steel has $150.0 of outstanding 5.0% Exchangeable Senior Notes due November 2019 (the “Exchangeable Notes”). We may not redeem the Exchangeable Notes before their maturity date. The indenture governing the Exchangeable Notes (the “Exchangeable Notes Indenture”) provides noteholders with an exchange right at their option before August 15, 2019, if the closing price of our common stock is greater than or equal to $7.02 per share (130% of the exchange price of the Exchangeable Notes) for at least 20 trading days during the last 30 consecutive trading days of a calendar quarter. On or after August 15, 2019, holders may exchange their Exchangeable Notes at any time. Upon exchange, we will be obligated to (i) pay an amount in cash equal to the aggregate principal amount of the Exchangeable Notes to be exchanged and (ii) at our election, pay cash, deliver shares of AK Holding common stock or a combination for any remaining exchange obligation in excess of the aggregate principal amount of the Exchangeable Notes being exchanged. Holders may exchange their Exchangeable Notes into shares of AK Holding common stock at their option at an initial exchange rate of 185.1852 shares of AK Holding common stock per $1,000 principal amount of Exchangeable Notes. The initial exchange rate is equivalent to a conversion price of approximately $5.40 per share of common stock, which equates to 27.8 million shares to be used to determine the aggregate equity consideration to be delivered upon exchange, which could be adjusted for certain dilutive effects from potential future events. Holders may exchange their Exchangeable Notes before August 15, 2019 only under certain circumstances. The Exchangeable Notes Indenture does not contain any financial or operating covenants or restrict us or our subsidiaries from paying dividends, incurring debt or issuing or repurchasing securities. If we undergo a fundamental change, as defined in Exchangeable Notes Indenture (which, for example, would include various transactions in which we would undergo a change of control), holders may require us to repurchase the Exchangeable Notes in whole or in part for cash at a price equal to par plus any accrued and unpaid interest. In addition, if we undergo a “make-whole fundamental change,” as defined in the Exchangeable Notes Indenture, before the maturity date, in addition to requiring us to repurchase the Exchangeable Notes in whole or in part for cash at a price equal to par plus any accrued and unpaid interest, the exchange rate will be increased in certain circumstances for a holder who elects to exchange its notes in connection with the event. Based on the initial exchange rate, the Exchangeable Notes are exchangeable into a maximum of 37.5 million shares of AK Holding common stock. However, we would only deliver the maximum amount of shares if, following a “make-whole fundamental change” described above, we elect to deliver the shares to satisfy the higher exchange rate. Although the Exchangeable Notes were issued at par, for accounting purposes the proceeds received from the issuance of the notes are allocated between debt and equity to reflect the fair value of the exchange option embedded in the notes and the fair value of similar debt without the exchange option. Therefore, we recorded $38.7 of the gross proceeds of the Exchangeable Notes as an increase in additional paid-in capital with the offsetting amount recorded as a debt discount. We are amortizing the debt discount over the term of the Exchangeable Notes using the effective interest method. As of December 31, 2015 and 2014, the remaining unamortized debt discount was $24.9 and $29.9 and the net carrying amount of the Exchangeable Notes was $125.1 and $120.1.

Senior Unsecured Notes

AK Steel has outstanding 7.625% Senior Notes due May 2020 (the “2020 Notes”). We may redeem the 2020 Notes at a price equal to 103.813% of par until May 15, 2016, 102.542% thereafter until May 15, 2017, 101.271% thereafter until May 15, 2018, and 100.0% thereafter, together with all accrued and unpaid interest to the date of redemption.

AK Steel has outstanding 7.625% Senior Notes due October 2021 (the “2021 Notes”). The 2021 Notes were issued under a supplemental indenture, which includes covenants and restrictions substantially similar to the existing indentures governing the 7.625% Senior Notes due 2020 and the 8.375% Senior Notes due 2022 and are equal in right of payment to those notes. Before October 1, 2017, we may redeem the 2021 Notes at a price equal to par plus a make-whole premium and all accrued and unpaid interest to the date of redemption. After that date, they are redeemable at 103.813% until October 1, 2018, 101.906% thereafter until October 1, 2019, and 100.0% thereafter, together with all accrued and unpaid interest to the date of redemption.

AK Steel’s outstanding 8.375% Senior Notes are due April 2022 (the “2022 Notes”). Before April 1, 2017, we may redeem the 2022 Notes at a price equal to par plus a make-whole premium and all accrued and unpaid interest to the date of redemption. After that date, they are redeemable at 104.188% until April 1, 2018, 102.792% thereafter until April 1, 2019, 101.396% thereafter until April 1, 2020, and 100.0% thereafter, together with all accrued and unpaid interest to the date of redemption.

The Exchangeable Notes, the 2020 Notes, the 2021 Notes, the 2022 Notes and the unsecured IRBs discussed below (collectively, the “Senior Unsecured Notes”) are equal in right of payment. AK Holding, AK Tube and AK Properties each fully and unconditionally, jointly and severally, guarantees the payment of interest, principal and premium, if any, on the Senior Unsecured Notes. The indentures governing the 2020 Notes, the 2021 Notes, the 2022 Notes and the unsecured IRBs include covenants with customary restrictions on (a) the incurrence of additional debt by certain subsidiaries, (b) the incurrence of certain liens, (c) the amount of sale/leaseback transactions, and (d) our ability to merge or consolidate with other entities or to sell, lease or transfer all or substantially all of our assets to another entity. The indentures governing the Senior Unsecured Notes also contain customary events of default. The Senior Unsecured Notes rank junior in priority to the Secured Notes to the extent of the value of the assets securing the Secured Notes.

During 2015, we repurchased an aggregate principal amount of $23.8 of the 2021 Notes in private, open market transactions. These repurchases were unsolicited and completed at a discount to the notes’ par values. We recognized gains on the repurchases of $9.4 for the year ended December 31, 2015, which is included in other income (expense). We may, from time to time, repurchase additional outstanding notes in the open market on an unsolicited basis, by tender offer, through privately negotiated transactions or otherwise.

During 2013, we repurchased an aggregate principal amount of $20.2 and $9.8 of the 2020 Notes and the 2022 Notes, respectively, in private, open market transactions. These repurchases were unsolicited and completed at a discount to the notes’ par values. We recognized a gain on the repurchases of $2.9 for the year ended December 31, 2013, which is included in other income (expense).

Other Financings

AK Steel has outstanding $73.3 aggregate principal amount of fixed-rate tax-exempt industrial revenue bonds (the “unsecured IRBs”) at December 31, 2015. The weighted-average fixed interest rate of the unsecured IRBs is 6.8%. The unsecured IRBs are unsecured senior debt obligations of AK Steel that are equal in ranking with the other Senior Unsecured Notes. In addition, AK Steel has outstanding $26.0 aggregate principal amount of variable-rate taxable industrial revenue bonds at December 31, 2015, that are backed by letters of credit.

In 1997, the Spencer County (IN) Redevelopment District (the “District”) issued $23.0 in taxable tax increment revenue bonds with our construction of Rockport Works. We used the bond issue’s proceeds to acquire land and improve the facility. The source of the District’s scheduled principal and interest payments through maturity in 2017 is a designated portion of our real and personal property tax payments. We are obligated to pay any deficiency if our annual tax payments are insufficient to enable the District to make principal and interest payments when due. In 2015, we made deficiency payments totaling $1.3. At December 31, 2015, the remaining payments of principal and interest due through the year 2017 total $10.4. We include potential payments due in the coming year under this agreement in our annual property tax accrual.

NOTE 7 - Pension and Other Postretirement Benefits

Summary

We provide noncontributory pension and various healthcare and life insurance benefits to a significant portion of our employees and retirees. Benefits are provided through defined benefit and defined contribution plans that we administer, as well as multiemployer plans for certain union members. The pension plan is not fully funded. We contributed $24.1 to the pension plan in 2015 and have no required contribution for 2016. Based on current actuarial assumptions, we estimate that our required pension contributions will be approximately $50.0 and $75.0 in 2017 and 2018, though the amounts we will be required to pay are more dependent on plan asset returns than in the past. In July 2015, we paid the final payment of $3.1 to a Voluntary Employees Beneficiary Association (“VEBA”) trust for a settlement of other postretirement benefit (“OPEB”) obligations with certain retirees from our Zanesville Works. We expect to make OPEB payments, after receipt of Medicare subsidy reimbursements, of approximately $46.5 in 2016.

Plan Obligations

Amounts presented below are calculated based on benefit obligation and asset valuation measurement dates of December 31, 2015 and 2014.

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Change in benefit obligations:
Benefit obligations at beginning of year	$3,545.2	$3,380.6	$599.3	$479.2
Service cost	2.2	1.7	7.1	4.9
Interest cost	130.0	146.0	22.5	21.7
Plan participants’ contributions	—	—	24.9	25.4
Actuarial loss (gain)	(147.8)	432.1	(83.3)	45.1
Amendments	13.3	2.0	(5.6)	(12.8)
Dearborn acquisition	—	—	—	128.2
Contributions to Zanesville retirees’ VEBA trust	—	—	(3.1)	(3.1)
Benefits paid	(295.1)	(416.6)	(76.5)	(96.6)
Medicare subsidy reimbursement received	—	—	3.3	7.3
Foreign currency exchange rate changes	(0.4)	(0.6)	—	—
Benefit obligations at end of year	$3,247.4	$3,545.2	$488.6	$599.3

Change in plan assets:
Fair value of plan assets at beginning of year	$2,863.6	$2,808.5	$—	$—
Actual gain (loss) on plan assets	(93.6)	257.8	—	—
Employer contributions	36.5	213.9	48.3	63.9
Plan participants’ contributions	—	—	24.9	25.4
Benefits paid	(295.1)	(416.6)	(76.5)	(96.6)
Medicare subsidy reimbursement received	—	—	3.3	7.3
Fair value of plan assets at end of year	$2,511.4	$2,863.6	$—	$—
Funded status	$(736.0)	$(681.6)	$(488.6)	$(599.3)

Amounts recognized in the consolidated balance sheets:
Current liabilities	$(31.2)	$(2.1)	$(46.5)	$(53.5)
Noncurrent liabilities	(704.8)	(679.5)	(442.1)	(545.8)
Total	$(736.0)	$(681.6)	$(488.6)	$(599.3)

Amounts recognized in accumulated other comprehensive income, before tax:
Actuarial loss (gain)	$323.5	$355.7	$(48.8)	$23.1
Prior service cost (credit)	25.1	16.3	(199.0)	(258.1)
Total	$348.6	$372.0	$(247.8)	$(235.0)

The accumulated benefit obligation for all defined benefit pension plans was $3,222.0 and $3,513.7 at December 31, 2015 and 2014. All our pension plans have an accumulated benefit obligation in excess of plan assets. The amounts included in current liabilities represent only the amounts of our unfunded pension and OPEB benefit plans that we expect to pay in the next year.

During 2015, we updated the major demographic assumptions we use to determine our pension and OPEB obligations after examining the recent experience among the plans’ participants. Included in the 2015 actuarial loss (gain) in the table above were actuarial gains of approximately $7.0 and $58.0 for the changes in demographic assumptions on pension benefits and other postretirement benefits, respectively.

During 2014, we offered a voluntary lump-sum settlement to terminated vested participants in the pension plan, which reduced a portion of the pension obligation. The pension plan paid approximately $105.0 in December 2014 out of the pension trust assets to participants and recognized an actuarial gain of $20.0.

As a result of new mortality tables issued in October 2014 by the Society of Actuaries, we revised our mortality assumptions in 2014, which significantly increased our pension and OPEB obligations. The new mortality assumptions increased the assumed life expectancy of participants in our benefit plans, increasing the total expected benefit payments over a longer time horizon. Included in the 2014 actuarial loss (gain) in the table above were $233.5 and $12.0 for the change in the mortality tables on pension benefits and other postretirement benefits, respectively. The actuarial loss (gain) for pension benefits also included a $25.8 out-of-period adjustment to reduce the benefit obligation for a correction of census data used in the 2013 financial results. The effects of this adjustment were not material to the financial position or results of operations in any of the periods presented.

Assumptions used to value benefit obligations and determine pension and OPEB expense (income) are presented below:

	Pension Benefits			Other Benefits
	2015	2014	2013	2015	2014	2013
Assumptions used to determine benefit obligations at December 31:
Discount rate	4.15%	3.82%	4.53%	4.22%	3.90%	4.48%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Subsequent year healthcare cost trend rate				7.00%	7.00%	7.00%
Ultimate healthcare cost trend rate				4.50%	4.50%	4.50%
Year ultimate healthcare cost trend rate begins				2024	2020	2019

Assumptions used to determine pension and OPEB expense (income) for the year ended December 31:
Discount rate	3.82%	4.53%	3.85%	3.90%	4.48%	3.77%
Expected return on plan assets	7.25%	7.25%	7.25%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%

We determined the discount rate by finding a hypothetical portfolio of individual high-quality corporate bonds available at the measurement date with coupon and principal payments that could satisfy the plans’ expected future benefit payments that we use to calculate the projected benefit obligation. The discount rate is the single rate that is equivalent to the average yield on that hypothetical portfolio of bonds.

Assumed healthcare cost trend rates generally have a significant effect on the amounts reported for healthcare plans. However, caps on the share of OPEB obligations that we pay limit the effect of changes in OPEB assumptions. As of December 31, 2015, a one-percentage-point change in the assumed healthcare cost trend rates would have the following effects:

	One Percentage Point
	Increase	Decrease
Effect on total service cost and interest cost components	$0.1	$(0.1)
Effect on postretirement benefit obligation	3.3	(3.1)

Estimated future benefit payments to beneficiaries are presented below:

	Pension Plans	Other Benefits	Medicare Subsidy
2016	$330.4	$47.9	$(1.4)
2017	293.0	44.8	(1.4)
2018	279.1	42.6	(1.5)
2019	272.0	40.8	(1.5)
2020	259.0	39.0	(1.5)
2021 through 2025	1,159.6	171.7	(9.1)

Plan Assets

Our investments in the master pension trust primarily include indexed and actively-managed funds. A fiduciary committee sets the target asset mix and monitors asset performance. We determine the master pension trust’s projected long-term rate of return based on the asset allocation, the trust’s investment policy statement and our long-term capital market return assumptions for the master trust.

We have developed an investment policy which considers liquidity requirements, expected investment return and expected asset risk, as well as standard industry practices. The target asset allocation for the plan assets is 60% equity, 38% fixed income, and 2% cash. Equity investments consist of individual securities and common/collective trusts with equity investment strategies diversified across multiple industry sectors and company market capitalization within specific geographical investment strategies. Fixed income investments consist of individual securities and common/collective trusts, which invest primarily in investment-grade and high-yield corporate bonds and U.S. treasury securities. The common/collective trusts have no unfunded commitments or redemption restrictions. The fixed income investments are diversified by ratings, maturities, industries and other factors. Plan assets contain no significant concentrations of risk from individual securities or industry sectors. The plan has no direct investments in our common stock or fixed income securities.

Plan investments measured at fair value on a recurring basis at December 31, 2015 and 2014, are presented below by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Activity for Level 3 assets was insignificant for 2015 and 2014. See Note 16 for more information on the determination of fair value.

	Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs		Significant Unobservable Inputs
	(Level 1)		(Level 2)		(Level 3)		Total
	2015	2014	2015	2014	2015	2014	2015	2014
Equity Investments:
U.S. securities	$138.4	$199.4	$—	$—	$—	$—	$138.4	$199.4
U.S. common/collective trusts	—	—	814.5	862.4	—	—	814.5	862.4
EAFE common/collective trusts	—	—	261.5	272.9	—	—	261.5	272.9
Emerging market common/collective trusts	—	—	103.9	125.7	—	—	103.9	125.7
Global investments	—	—	179.6	210.7	—	—	179.6	210.7

Fixed Income Investments:
U.S. investment-grade corporate common/collective trusts	—	—	391.0	421.8	—	—	391.0	421.8
U.S. treasuries common/collective trusts	—	—	85.3	98.4	—	—	85.3	98.4
Mortgage-backed common/collective trusts	—	—	—	18.0	—	—	—	18.0
Global investments	—	—	389.7	435.4	—	—	389.7	435.4
U.S. high-yield corporate securities	—	—	109.7	178.4	—	—	109.7	178.4

Other Investments:
Private equity funds (a)	—	—	—	—	0.5	0.9	0.5	0.9

Cash and cash equivalents	37.3	39.6	—	—	—	—	37.3	39.6
Total	$175.7	$239.0	$2,335.2	$2,623.7	$0.5	$0.9	$2,511.4	$2,863.6

(a)	Consists of private equity funds that have no remaining capital commitments.

Periodic Benefit Costs

Components of pension and OPEB expense (income) for the years 2015, 2014 and 2013 are presented below:

	Pension Benefits			Other Benefits
	2015	2014	2013	2015	2014	2013
Components of pension and OPEB expense (income):
Service cost	$2.2	$1.7	$2.4	$7.1	$4.9	$4.7
Interest cost	130.0	146.0	138.8	22.5	21.7	21.0
Expected return on plan assets	(198.4)	(202.8)	(184.5)	—	—	—
Amortization of prior service cost (credit)	4.4	4.3	3.8	(64.6)	(73.2)	(80.0)
Recognized net actuarial loss (gain):
Annual amortization	31.2	2.5	23.6	1.6	(1.3)	2.4
Corridor charge (credit)	144.3	2.0	—	(13.1)	—	—
Settlement (gain) loss	1.0	0.2	(0.8)	—	3.5	—
Pension and OPEB expense (income)	$114.7	$(46.1)	$(16.7)	$(46.5)	$(44.4)	$(51.9)

In January 2011, we reached a final settlement agreement (the “Butler Retiree Settlement”) of a class action filed on behalf of certain retirees from our Butler Works for our OPEB obligations to such retirees. We agreed to continue to provide company-paid health and life insurance to class members through December 31, 2014, and made combined lump sum payments totaling $91.0 to a VEBA trust and to plaintiffs’ counsel, with the final payment made in 2013. Effective January 1, 2015, we transferred to the VEBA trust all OPEB obligations owed to the class members under our applicable health and welfare plans and have no further liability for OPEB benefits after December 31, 2014. For accounting purposes, a settlement of our OPEB obligations occurred when we made the final benefit payments in 2014 and a settlement loss of $3.5 was recorded in 2014.

In December 2012, we reached a final settlement agreement (the “Zanesville Retiree Settlement”) of a class action filed on behalf of certain retirees from our Zanesville Works for our OPEB obligations to such retirees. We agreed to continue to provide company-paid health and life insurance to class members through December 31, 2015, and to make combined lump sum payments totaling $10.6 to a VEBA trust and to plaintiffs’ counsel over three years. We made the final payment to the Zanesville VEBA trust of $3.1 in 2015. Effective January 1, 2016, we transferred to the VEBA trust all OPEB obligations owed to the class members under our applicable health and welfare plans and have no further liability for OPEB benefits after December 31, 2015.

During 2015, 2014 and 2013, we performed remeasurements of an unfunded supplemental retirement plan and recognized settlement (gains) losses as a result of lump sum benefit payments made to retired participants.

Pension and OPEB expense (income) for the defined benefit pension plans over the next year will include amortization of $27.9 of the unrealized net loss and $5.2 from the prior service cost in accumulated other comprehensive income. Pension and OPEB expense (income) for the other postretirement benefit plans over the next fiscal year will include amortization of $(4.3) of the unrealized net gain and $(60.3) from the prior service credit in accumulated other comprehensive income.

Defined Contribution Plans

All employees are eligible to participate in various defined contribution plans. Certain of these plans have features with matching contributions or other company contributions based on our financial results. Total expense from these plans was $14.5, $12.1 and $11.5 in 2015, 2014 and 2013.

Multiemployer Plans

We contribute to multiemployer pension plans according to collective bargaining agreements that cover certain union-represented employees. The following risks of participating in these multiemployer plans differ from single employer plans:

•	Employer contributions to a multiemployer plan may be used to provide benefits to employees of other participating employers.

•	If a participating employer stops contributing to a multiemployer plan, the remaining participating employers may need to assume the unfunded obligations of the plan.

•
If the plan becomes significantly underfunded or is unable to pay its benefits, we may be required to contribute additional amounts in excess of the rate required by the collective bargaining agreements.

•	If we choose to stop participating in a multiemployer plan, we may be required to pay that plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

Our participation in these plans for the years ended December 31, 2015, 2014 and 2013, is presented below. We do not provide more than five percent of the total contributions to any multiemployer plan. Forms 5500 are not yet available for plan years ending in 2015.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status (a)		FIP/RP Status Pending/Implemented (b)	Contributions			Surcharge Imposed (c)	Expiration Date of Collective Bargaining Agreement
		2015	2014		2015	2014	2013
Steelworkers Pension Trust	23-6648508/499	Green	Green	No	$7.3	$8.1	$7.3	No	3/31/2017 to 9/1/2018 (d)
IAM National Pension Fund’s National Pension Plan	51-6031295/002	Green	Green	No	16.0	16.5	14.8	No	10/1/2016 to 5/31/2019 (e)
					$23.3	$24.6	$22.1

(a)
The most recent Pension Protection Act zone status available in 2015 and 2014 is for each plan’s year-end at December 31, 2014 and 2013. The plan’s actuary certifies the zone status. Generally, plans in the red zone are less than 65% funded, plans in the yellow zone are between 65% and 80% funded, and plans in the green zone are at least 80% funded. The Steelworkers Pension Trust and IAM National Pension Fund’s National Pension Plan elected funding relief under section 431(b)(8) of the Internal Revenue Code and section 304(b)(8) of the Employment Retirement Income Security Act of 1974 (ERISA). This election allows those plans’ investment losses for the plan year ended December 31, 2008, to be amortized over 29 years for funding purposes.

(b)
The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented, as defined by ERISA.

(c)	The surcharge represents an additional required contribution due as a result of the critical funding status of the plan.

(d)
We are a party to three collective bargaining agreements (at our Ashland Works, Mansfield Works and at the AK Tube Walbridge plant) that require contributions to the Steelworkers Pension Trust. The labor contract for approximately 300 hourly employees at Mansfield Works expires on March 31, 2017. The labor contract for approximately 85 hourly employees at the AK Tube Walbridge plant expires January 22, 2018. The labor contract for approximately 820 hourly employees at the Ashland Works expires on September 1, 2018.

(e)
We are a party to three collective bargaining agreements (at our Butler Works, Middletown Works and Zanesville Works) that require contributions to the IAM National Pension Fund’s National Pension Plan. The labor contract for approximately 1,240 hourly employees at Butler Works expires on October 1, 2016. The labor contract for approximately 1,725 hourly employees at Middletown Works expires on March 15, 2018. The labor contract for approximately 140 hourly employees at Zanesville Works expires on May 31, 2019.

NOTE 8 - Operating Leases

Rental expense was $44.0, $35.7 and $27.0 for 2015, 2014 and 2013. Obligations to make future minimum lease payments at December 31, 2015, are presented below:

2016	$20.7
2017	17.9
2018	16.9
2019	13.0
2020	10.0
2021 and thereafter	56.5
Total minimum lease payments	$135.0

NOTE 9 - Commitments

The principal raw materials required for our steel manufacturing operations are iron ore, coal, coke, chrome, nickel, silicon, manganese, zinc, limestone, and carbon and stainless steel scrap. We also use large volumes of natural gas, electricity and industrial gases in our steel manufacturing operations. In addition, we may purchase carbon steel slabs from other steel producers to supplement the production from our own steelmaking facilities. We negotiate most of our purchases of iron ore, coal, coke and industrial gases at prices under annual and multi-year agreements. The iron ore agreements typically have a variable-price mechanism by which the price of iron ore is adjusted quarterly, based on reference to a historical iron ore index. We typically make purchases of carbon steel slabs, carbon and stainless steel scrap, natural gas, a majority of our electricity, and other raw materials at prevailing market prices, which fluctuate with supply and demand. We enter into derivative instruments for some purchases of energy and certain raw materials to hedge some of their price volatility.

Commitments for future capital investments at December 31, 2015, totaled approximately $45.7, all of which we expect to incur in 2016.

We are building a research and innovation center in Middletown, Ohio. The construction of the 135,000 square foot facility is in progress on a 16-acre site located in the Cincinnati-Dayton growth corridor and will replace our existing research facility. We are financing the estimated $36.0 project principally through government incentives and a long-term capital lease with payments beginning when we substantially complete the project, which we believe will be in the fourth quarter of 2016.

NOTE 10 - Environmental and Legal Contingencies

Environmental Contingencies

Domestic steel producers, including us, must follow stringent federal, state and local laws and regulations designed to protect human health and the environment. We have spent the following amounts over the past three years for environmental-related capital investments and environmental compliance:

	2015	2014	2013
Environmental-related capital investments	$7.1	$7.2	$1.6
Environmental compliance costs	133.2	112.4	101.1

We and our predecessors have been manufacturing steel and related operations since 1900. Although we believe our operating practices have been consistent with prevailing industry standards, hazardous materials may have been released at one or more operating sites or third-party sites in the past, including operating sites that we no longer own. If we reasonably can, we have estimated potential remediation expenditures for those sites where future remediation efforts are probable based on identified conditions, regulatory requirements or contractual obligations arising from the sale of a business or facility. For sites involving government-required investigations, we typically make an estimate of potential remediation expenditures only after the investigation is complete and when we better understand the nature and scope of the remediation. In general, the material factors in these estimates include the costs associated with investigations, delineations, risk assessments, remedial work, governmental response and oversight, site monitoring, and preparation of reports to the appropriate environmental agencies. We recorded the following liabilities for environmental matters on our condensed consolidated balance sheets:

	2015	2014
Accrued liabilities	$5.6	$17.6
Other non-current liabilities	41.1	32.7

We cannot predict the ultimate costs for each site with certainty because of the evolving nature of the investigation and remediation process. Rather, to estimate the probable costs, we must make certain assumptions. The most significant of these assumptions is for the nature and scope of the work that will be necessary to investigate and remediate a particular site and the cost of that work. Other significant assumptions include the cleanup technology that will be used, whether and to what extent any other parties will participate in paying the investigation and remediation costs, reimbursement of past response and future oversight costs by governmental agencies, and the reaction of the governing environmental agencies to the proposed work plans. Costs for future investigation and remediation are not discounted to their present value. If we have been able to reasonably estimate future liabilities, we do not believe that there is a reasonable possibility that we will incur a loss or losses that exceed the amounts we accrued for the environmental matters discussed below that would, either individually or in the aggregate, have a material adverse effect on our consolidated financial condition, results of operations or cash flows. However, since we recognize amounts in the consolidated financial statements in accordance with accounting principles generally accepted in the United States that exclude potential losses that are not probable or that may not be currently estimable, the ultimate costs of these environmental proceedings may be higher than the liabilities we currently have recorded in our consolidated financial statements.

Except as we expressly note below, we do not currently anticipate any material effect on our consolidated financial position, results of operations or cash flows as a result of compliance with current environmental regulations. Moreover, because all domestic steel producers operate under the same federal environmental regulations, we do not believe that we are more disadvantaged than our domestic competitors by our need to comply with these regulations. Some foreign competitors may benefit from less stringent environmental requirements in the countries where they produce, resulting in lower compliance costs for them and providing those foreign competitors with a cost advantage on their products.

According to the Resource Conservation and Recovery Act (“RCRA”), which governs the treatment, handling and disposal of hazardous waste, the United States Environmental Protection Agency (“EPA”) and authorized state environmental agencies may conduct inspections of RCRA-regulated facilities to identify areas where there have been releases of hazardous waste or hazardous constituents into the environment and may order the facilities to take corrective action to remediate such releases. Environmental regulators may inspect our major steelmaking facilities. While we cannot predict the future actions of these regulators, it is possible that they may identify conditions in future inspections of these facilities which they believe require corrective action.

Under authority from the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the EPA and state environmental authorities have conducted site investigations at certain of our facilities and other third-party facilities, portions of which previously may have been used for disposal of materials that are currently regulated. The results of these investigations are still pending, and we could be directed to spend funds for remedial activities at the former disposal areas. Because of the uncertain status of these investigations, however, we cannot reliably predict whether or when such spending might be required or their magnitude.

As previously reported, on July 27, 2001, we received a Special Notice Letter from the EPA requesting that we agree to conduct a Remedial Investigation/Feasibility Study (“RI/FS”) and enter an administrative order on consent pursuant to Section 122 of CERCLA regarding our former Hamilton Plant located in New Miami, Ohio. The Hamilton Plant ceased operations in 1990, and all of its former structures have been demolished and removed. Although we did not believe that a site-wide RI/FS was necessary or appropriate, in April 2002 we entered a mutually agreed-upon administrative order on consent to perform a RI/FS of the Hamilton Plant site. We submitted the investigation portion of the RI/FS, and we completed a supplemental study in 2014. We currently have accrued $0.7 for the remaining cost of the RI/FS. Until the RI/FS is complete, we cannot reliably estimate the additional costs, if any, we may incur for potentially required remediation of the site or when we may incur them.

As previously reported, on September 30, 1998, our predecessor, Armco Inc., received an order from the EPA under Section 3013 of RCRA requiring it to develop a plan for investigation of eight areas of our Mansfield Works that allegedly could be sources of contamination. A site investigation began in November 2000 and is continuing. We cannot reliably estimate at this time how long it will take to complete this site investigation. We currently have accrued approximately $1.1 for the projected cost of the study. Until the site investigation is complete, we cannot reliably estimate the additional costs, if any, we may incur for potentially required remediation of the site or when we may incur them.

As previously noted, on September 26, 2012, the EPA issued an order under Section 3013 of RCRA requiring us to develop a plan for investigation of four areas at our Ashland Works coke plant. We submitted a Sampling and Analysis Plan (“SAP”) to the EPA on October 25, 2012, and revised it most recently on May 29, 2014. The EPA approved it on June 27, 2014. We completed Phase I of the SAP and submitted a report to the EPA on December 23, 2014. We cannot reliably estimate at this time how long it will take to complete the site investigation. We currently have accrued approximately $0.5 for the projected cost of the investigation. Until the site investigation is complete, we cannot reliably estimate the additional costs, if any, we may incur for potentially required remediation of the site or when we may incur them.

As previously reported, on August 3, 2011, September 29, 2011, and June 28, 2012, the EPA issued a Notice of Violations (“NOV”) for our Middletown Works coke plant, alleging violations of pushing and combustion stack limits. We are investigating these claims and working with the EPA to attempt to resolve them. We believe we will reach a settlement in this matter, but cannot be certain that a settlement will be reached and cannot reliably estimate at this time how long it will take to reach a settlement or what all of its terms might be. We will vigorously contest any claims which cannot be resolved through a settlement. Until we have reached a settlement with the EPA or the NOV claims are resolved, we cannot reliably estimate the costs, if any, we may incur for potentially required operational changes at the battery or when we may incur them.

As previously reported, on July 15, 2009, we and the Pennsylvania Department of Environmental Protection (“PADEP”) entered a Consent Order and Agreement (the “Consent Order”) to resolve an alleged unpermitted discharge of wastewater from the closed Hillside Landfill at our former Ambridge Works. Under the terms of the Consent Order, we paid a penalty and also agreed to implement various corrective actions, including an investigation of the area where landfill activities occurred, submission of a plan to collect and treat surface waters and seep discharges, and upon approval from PADEP, implementation of that plan. We have accrued approximately $5.5 for the remedial work required under the approved plan and Consent Order. We submitted a National Pollution Discharge Elimination System (“NPDES”) permit application to move to the next phase of the work. We currently estimate that the remaining work will be completed in 2018, though it may be delayed.

As previously reported, on June 29, 2000, the United States filed a complaint on behalf of the EPA against us in the U.S. District Court for the Southern District of Ohio, Case No. C-1-00530, alleging violations of the Clean Air Act, the Clean Water Act and RCRA at our Middletown Works. Subsequently, the State of Ohio, the Sierra Club and the National Resources Defense Council intervened. On May

15, 2006, the court entered a Consent Decree in Partial Resolution of Pending Claims (the “Consent Decree”). Under the Consent Decree, we paid a civil penalty and performed a supplemental environmental project to remove ozone-depleting refrigerants from certain equipment. We further agreed to undertake a comprehensive RCRA facility investigation at Middletown Works and, as appropriate, complete a corrective measures study. The Consent Decree required us to implement certain RCRA corrective action interim measures to address polychlorinated biphenyls (“PCBs”) in sediments and soils at Dicks Creek and certain other specified surface waters, adjacent floodplain areas and other previously identified geographic areas. We have completed the remedial activity at Dicks Creek, but continue to work on the RCRA facility investigation and certain interim measures. We have accrued approximately $16.2 for the cost of known work required under the Consent Decree for the RCRA facility investigation and remaining interim measures.

As previously reported, on October 17, 2012, the EPA issued an NOV and Notice of Intent to File a Civil Administrative Complaint to our Mansfield Works alleging violations of RCRA primarily for our management of electric arc furnace dust at the facility. We are investigating these claims and working with the EPA to attempt to resolve them. The NOV proposed a civil penalty of approximately $0.3. However, on March 23, 2015, the EPA reduced its penalty demand to $0.1. We believe we will reach a settlement in this matter, but cannot be certain that a settlement will be reached and cannot reliably estimate at this time how long it will take to reach a settlement or what all of its terms might be. We will vigorously contest any claims that a settlement cannot resolve.

As previously reported, on May 12, 2014, the Michigan Department of Environmental Quality (“MDEQ”) issued to our Dearborn Works (then a part of Dearborn) an Air Permit to Install No. 182-05C (the “PTI”) to increase the emission limits for the blast furnace and other emission sources. The PTI was issued as a correction to a prior permit to install that did not include certain information during the prior permitting process. On July 10, 2014, the South Dearborn Environmental Improvement Association (“SDEIA”), Detroiters Working for Environmental Justice, Original United Citizens of Southwest Detroit and the Sierra Club filed a Claim of Appeal of the PTI in the State of Michigan, Wayne County Circuit, Case No. 14-008887-AA. Appellants and the MDEQ required the intervention of Dearborn (now owned by us) in this action as an additional appellee. The appellants allege multiple deficiencies with the PTI and the permitting process. On October 9, 2014, the appellants filed a Motion for Peremptory Reversal of the MDEQ’s decision to issue the PTI. We believe that the MDEQ issued the PTI properly in compliance with applicable law and will vigorously contest this appeal. On October 17, 2014, we filed a motion to dismiss the appeal. Additionally, on December 15, 2014, we filed a motion to dismiss the appeal for lack of jurisdiction. At the conclusion of a hearing on all three motions on February 12, 2015, all three motions were denied. On March 18, 2015, we filed an application for leave to appeal to the Michigan Court of Appeals seeking to overturn the decision of the Circuit Court denying our motion to dismiss for lack of jurisdiction. On August 27, 2015, the Michigan Court of Appeals granted our application for leave to appeal. Until the appeal is resolved, we cannot determine what the ultimate permit limits will be. Until the permit limits are determined and final, we cannot reliably estimate the costs, if any, that we may incur if the appeal causes the permit limits to change, nor can we determine if the costs will be material or when we would incur them.

As previously reported, on August 21, 2014, the SDEIA filed a Complaint under the Michigan Environmental Protection Act (“MEPA”) in the State of Michigan, Wayne County Circuit Case No. 14-010875-CE. The plaintiffs allege that the air emissions from our Dearborn Works are impacting the air, water and other natural resources, as well as the public trust in such resources. The plaintiffs are requesting, among other requested relief, that the court assess and determine the sufficiency of the PTI’s limitations. On October 15, 2014, the court ordered a stay of the proceedings until a final order is issued in Wayne County Circuit Court Case No. 14-008887-AA (discussed above). When the proceedings resume, we will vigorously contest these claims. Until the claims in this Complaint are resolved, we cannot reliably estimate the costs we may incur, if any, or when we would incur them.

As previously reported, on April 27, 2000, MDEQ issued a RCRA Corrective Action Order No. 111-04-00-07E to Rouge Steel Company and Ford Motor Company for the property that includes our Dearborn Works. The Corrective Action Order has been amended five times. We are a party to the Corrective Action Order as the successor-in-interest to Dearborn, which was the successor-in-interest to Rouge Steel Company. The Corrective Action Order requires the site-wide investigation, and where appropriate, remediation of the facility. The site investigation and remediation is ongoing. We cannot reliably estimate at this time how long it will take to complete this site investigation and remediation. To date, Ford Motor Company has incurred most of the costs of the investigation and remediation due to its prior ownership of the steelmaking operations at Dearborn Works. Until the site investigation is complete, we cannot reliably estimate the additional costs we may incur, if any, for any potentially required remediation of the site or when we may incur them.

As previously reported, on August 29, 2013, the West Virginia Department of Environmental Protection (“WVDEP”) issued to Mountain State Carbon a renewal NPDES permit for wastewater discharge from the facility to the Ohio River. The new NPDES permit included numerous new, and more stringent, effluent limitations. On October 7, 2013, Mountain State Carbon appealed the permit to the Environmental Quality Board, Appeal No. 13-25-EQB. On February 10, 2016, we reached a partial settlement with WVDEP and we will vigorously contest the claims that were not resolved. Until the permit limits are determined and final, we cannot reliably estimate the costs that we will incur, if any, if the appeal causes the permit limits to change, or when we may incur the costs.

In addition to the foregoing matters, we are or may be involved in proceedings with various regulatory authorities that may require us to pay fines, comply with more rigorous standards or other requirements or incur capital and operating expenses for environmental compliance. We believe that the ultimate disposition of the proceedings will not have, individually or in the aggregate, a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Legal Contingencies

As previously reported, since 1990 we have been named as a defendant in numerous lawsuits alleging personal injury as a result of exposure to asbestos. The great majority of these lawsuits have been filed on behalf of people who claim to have been exposed to asbestos while visiting the premises of one of our current or former facilities. The majority of asbestos cases pending in which we are a defendant do not include a specific dollar claim for damages. In the cases that do include specific dollar claims for damages, the complaint typically includes a monetary claim for compensatory damages and a separate monetary claim in an equal amount for punitive damages, and does not attempt to allocate the total monetary claim among the various defendants.

The number of asbestos cases pending at December 31, 2015, is presented below:

Asbestos Cases Pending at
December 31, 2015
Cases with specific dollar claims for damages:
Claims up to $0.2	122
Claims above $0.2 to $5.0	5
Claims above $5.0 to $15.0	2
Claims above $15.0 to $20.0	2
Total claims with specific dollar claims for damages (a)	131
Cases without a specific dollar claim for damages	252
Total asbestos cases pending	383

(a)	Involve a total of 2,331 plaintiffs and 17,116 defendants

In each case, the amount described is per plaintiff against all of the defendants, collectively. Thus, it usually is not possible at the outset of a case to determine the specific dollar amount of a claim against us. In fact, it usually is not even possible at the outset to determine which of the plaintiffs actually will pursue a claim against us. Typically, that can only be determined through written interrogatories or other discovery after a case has been filed. Therefore, in a case involving multiple plaintiffs and multiple defendants, we initially only account for the lawsuit as one claim. After we have determined through discovery whether a particular plaintiff will pursue a claim, we make an appropriate adjustment to statistically account for that specific claim. It has been our experience that only a small percentage of asbestos plaintiffs ultimately identify us as a target defendant from whom they actually seek damages and most of these claims ultimately are either dismissed or settled for a small fraction of the damages initially claimed. Asbestos-related claims information in 2015, 2014 and 2013, is presented below:

	2015	2014	2013
New Claims Filed	52	50	42
Pending Claims Disposed Of	68	90	39
Total Amount Paid in Settlements	$1.9	$0.7	$1.0

Since the onset of asbestos claims against us in 1990, five asbestos claims against us have proceeded to trial in four separate cases. All five concluded with a verdict in our favor. We continue to vigorously defend the asbestos claims. Based upon present knowledge, and the factors above, we believe it is unlikely that the resolution in the aggregate of the asbestos claims against us will have a materially adverse effect on our consolidated results of operations, cash flows or financial condition. However, predictions about the outcome of pending litigation, particularly claims alleging asbestos exposure, are subject to substantial uncertainties. These uncertainties include (1) the significantly variable rate at which new claims may be filed, (2) the effect of bankruptcies of other companies currently or historically defending asbestos claims, (3) the litigation process from jurisdiction to jurisdiction and from case to case, (4) the type and severity of the disease each claimant alleged to suffer, and (5) the potential for enactment of legislation affecting asbestos litigation.

As previously reported, in September and October 2008 and again in July 2010, several companies filed purported class actions in the United States District Court for the Northern District of Illinois against nine steel manufacturers, including us. The case numbers for these actions are 08CV5214, 08CV5371, 08CV5468, 08CV5633, 08CV5700, 08CV5942, 08CV6197 and 10CV04236. On December 28, 2010, another action, case number 32,321, was filed in state court in the Circuit Court for Cocke County, Tennessee. The defendants removed the Tennessee case to federal court and in March 2012 it was transferred to the Northern District of Illinois. The plaintiffs in the various pending actions are companies which purport to have purchased steel products, directly or indirectly, from one or more of the defendants and they claim to file the actions on behalf of all persons and entities who purchased steel products for delivery or pickup in the United States from any of the named defendants at any time from at least as early as January 2005. The complaints allege that the defendant steel producers have conspired in violation of antitrust laws to restrict output and to fix, raise, stabilize and maintain artificially high prices for steel products in the United States. In March 2014, we reached an agreement with the direct purchaser plaintiffs to tentatively settle the claims asserted against us, subject to certain court approvals below. According to that settlement, we agreed to pay $5.8 to the plaintiff class of direct purchasers in exchange for the members of that class to completely release all claims. We continue to believe that the claims made against us lack any merit, but we elected to enter the settlement to avoid the ongoing expense of defending ourself in this protracted and expensive antitrust litigation. We provided notice of the proposed settlement to members of the settlement class. After several class members received the notice, they elected to opt out of the class settlement. Following a fairness hearing, on October 21, 2014 the Court entered an order and judgment approving the settlement and dismissing all of the direct plaintiffs’ claims against us with prejudice as to the settlement class. In the first quarter of 2014, we recorded a charge for the amount of the tentative settlement with the direct purchaser plaintiff class and paid that amount into an escrow account, which has now been disbursed in accordance with the order that approved the settlement. At this time, we do not have adequate information available to determine that a loss is probable or to reliably or accurately estimate the potential loss, if any, with respect to the remaining indirect purchaser plaintiff class members and any direct purchaser class members that have opted out of the class (hereinafter collectively referred to as the “Remaining Plaintiffs”). Because we have been unable to determine that a potential loss in this case with respect to the Remaining Plaintiffs is probable or estimable, we have not recorded an accrual for this matter for them. If our assumptions used to evaluate whether a loss is either probable or estimable with respect to the Remaining Plaintiffs prove to be incorrect or change, we may be required to record a charge for their claims.

As previously reported, on January 20, 2010, ArcelorMittal France and ArcelorMittal Atlantique et Lorraine (collectively “ArcelorMittal”) filed an action in the United States District Court for the District of Delaware, Case No. 10-050-SLR against us, Dearborn, and Wheeling-Nisshin Inc., who is indemnified by Dearborn in this action. By virtue of our responsibility as a successor-in-interest to Dearborn and an indemnitor of Wheeling-Nisshin Inc, we now have complete responsibility for the defense of this action. The three named defendants are collectively referred to hereafter as “we” or “us”, though the precise claims against each separate defendant may vary. The complaint alleges that we are infringing the claims of U.S. Patent No. 6,296,805 (the “Patent”) in making pre-coated cold-rolled boron steel sheet and seeks injunctive relief and unspecified compensatory damages. We filed an answer denying ArcelorMittal’s claims and raised various affirmative defenses. We also filed counterclaims against ArcelorMittal for a declaratory judgment that we are not infringing the Patent and that the Patent is invalid. Subsequently, the trial court separated the issues of liability and damages. The case proceeded with a trial to a jury on the issue of liability during the week of January 15, 2011. The jury returned a verdict that we did not infringe the Patent and that the Patent was invalid. Judgment then was entered in our favor. ArcelorMittal filed an appeal with the United States Court of Appeals for the Federal Circuit. On November 30, 2012, the court of appeals issued a decision reversing certain findings related to claim construction and the validity of the Patent and remanded the case to the trial court for further proceedings. On January 30, 2013, ArcelorMittal filed a motion for rehearing with the court of appeals. On March 20, 2013, the court of appeals denied ArcelorMittal’s motion for rehearing. The case then was remanded to the trial court for further proceedings. On April 16, 2013, according to a petition previously filed by ArcelorMittal and ArcelorMittal USA LLC, the U.S. Patent and Trademark Office (“PTO”) reissued the Patent as U.S. Reissue Patent RE44,153 (the “Reissued Patent”). Also on April 16, 2013, ArcelorMittal filed a second action against us in the United States District Court for the District of Delaware, Case Nos. 1:13-cv-00685 and 1:13-cv-00686 (collectively the “Second Action”). The complaint filed in the Second Action alleges that we are infringing the claims of the Reissued Patent and seeks injunctive relief and unspecified compensatory damages. On April 23, 2013, we filed a motion to dismiss key elements of the complaint filed in the Second Action. In addition, the parties briefed related non-infringement and claims construction issues in the original action. On October 25, 2013, the district court granted summary judgment in our favor, confirming that our product does not infringe the original Patent or the Reissued Patent. The court further ruled that ArcelorMittal’s Reissued Patent was invalid due to ArcelorMittal’s deliberate violation of a statutory prohibition on broadening a patent through reissue more than two years after the original Patent was granted and that the original Patent had been surrendered when the Reissued Patent was issued and thus is no longer in effect. Final Judgment was entered on October 31, 2013. On November 6, 2013, ArcelorMittal filed a motion to clarify or, in the alternative, to alter or amend the October 31, 2013 judgment. We opposed the motion. On December 5, 2013, the court issued a memorandum and order denying the motion and entered final judgment in our favor, and against ArcelorMittal, specifically ruling that all claims of ArcelorMittal’s Reissued Patent are invalid as violative of 35 U.S.C. §251(d). On December 30, 2013, ArcelorMittal filed notices of appeal to the Federal Circuit Court of Appeals. The appeal has been fully briefed and the court of appeals held a hearing on November 4, 2014. On May 12, 2015, the Federal Circuit issued its decision affirming in part and reversing in part the trial court’s decision and remanding the case for further proceedings. The Federal Circuit ruled that 23 of the 25 claims of the Reissued Patent were improperly broadened and therefore invalid. However, the Federal Court found that the district court erred in invalidating the remaining two claims and remanded the case for further proceedings before the district court. Following the remand, ArcelorMittal filed a motion in the trial court for leave to amend the Second Action to assert additional patent infringement claims based on another, related patent that the PTO issued on June 10, 2014, No. RE44,940 (Second Reissue Patent). It also filed a motion to dismiss the original action on the grounds that it is now moot in light of the Court of Appeals’ last ruling. We opposed both of those motions. In addition, we filed separate motions for summary judgment in the original action on the grounds of non-infringement and invalidity. A hearing on all motions was held on October 27, 2015. On December 4, 2015, the district court issued an order granting our motion for summary judgment that both remaining claims of the Reissued Patent are not infringed and are invalid as obvious. The court therefore entered final judgment in favor of the defendants in the original case. In the court’s order, the judge also granted ArcelorMittal’s motion to file a first amended complaint in the Second Action, alleging we are infringing the claims of the Second Reissue Patent, which we deny. On December 21, 2015, ArcelorMittal filed a notice of appeal from the district court’s December 4, 2015, final judgment. On January 20, 2016, we filed a motion to dismiss the amended complaint in the Second Action, or in the alternative, a motion to stay pending a resolution of the appeal in the original case. We intend to continue to contest this matter vigorously. At this time, we have not made a determination that a loss is probable and we do not have adequate information to reliably or accurately estimate potential loss if ArcelorMittal prevails in its appeal in this dispute. Because we have been unable to determine that the potential loss in this case is probable or estimable, we have not recorded an accrual for this matter. If our assumptions used to evaluate whether a loss in this matter is either probable or estimable prove to be incorrect or change, we may be required to record a liability for an adverse outcome.

As previously reported, on June 13, 2013, Cliffs Sales Company (“Cliffs”) filed an action in the United States District Court for the Northern District of Ohio, Civil Action No. 1:13 cv 1308, against us pertaining to Dearborn Works. Cliffs claims that we breached a May 21, 2008, Agreement for Sale of Reclaimed Iron Units, as amended (the “Iron Unit Agreement”). Cliffs claims that we breached the Iron Unit Agreement by failing to purchase the required amount of pellets, chips and fines as allegedly required. We filed an answer denying the material allegations of the complaint and asserting several affirmative defenses. In January of 2014, the presiding judge ordered a stay of the proceedings until we completed an arbitration of a separate dispute. That arbitration is now concluded and it is anticipated that the stay of the litigation may be lifted and discovery may re-commence in the near future. We intend to contest this matter vigorously. At this time, we have not made a determination that a loss is probable and do not have adequate information to reliably or accurately estimate our potential loss if Cliffs prevails in this lawsuit. Because we have been unable to determine that a loss is probable or estimable, we have not recorded an accrual. If our assumptions used to evaluate whether a loss in this matter is either probable or estimable prove to be incorrect or change, we may be required to record a liability for an adverse outcome.

Trade Cases

Grain-Oriented Electrical Steel

On September 18, 2013, we, along with another domestic producer and the United Steelworkers (collectively, the “Petitioners”), filed trade cases against imports of grain-oriented electrical steel (“GOES”) from seven countries. We filed anti-dumping (“AD”) petitions against China, the Czech Republic, Germany, Japan, Poland, Russia and South Korea and a countervailing duty (“CVD”) petition against China charging that unfairly traded imports of GOES from those seven countries are causing material injury to the domestic industry. The United States Department of Commerce (“DOC”) initiated the cases on October 24, 2013. On November 19, 2013, the International Trade Commission (“ITC”) made a preliminary determination that there is a reasonable indication that GOES imports caused or threaten to cause material injury. On May 5, 2014, the DOC issued preliminary determinations that imports of GOES from China, the Czech Republic, Germany, Japan, Poland, Russia and South Korea are being dumped in the United States. On July 17, 2014, the DOC issued final dumping determinations for imports of GOES from Germany, Japan and Poland, affirming the preliminary dumping margins for these three countries. As a result of the preliminary dumping determinations on China, the Czech Republic, Russia and South Korea, and the final dumping determinations on Germany, Japan and Poland, importers were required to post cash deposits with U.S. Customs and Border Protection on imports of GOES from these seven countries (in addition to any deposits required by the preliminary affirmative CVD determinations). The DOC also reached affirmative preliminary critical circumstances findings for Poland and Russia. The ITC issued its final determination for imports of GOES from China, the Czech Republic, Germany, Japan, Poland, Russia and South Korea in separate decisions issued on August 27, 2014 and October 23, 2014. In each of these decisions, the ITC determined in a 5-1 vote that the United States steel industry is neither materially injured nor threatened with material injury by those imports. These two ITC decisions nullify the DOC’s preliminary assessment of dumping duties on GOES imports from each of the countries in the filed trade petition, as well as a CVD determination for China. On September 16, 2014, the Petitioners filed an appeal of the ITC’s August 27, 2014, decision to the Court of International Trade (the “CIT”), and on November 13, 2014, the Petitioners filed an appeal of the ITC’s October 23, 2014, decision to the CIT. The CIT consolidated those two appeals into a single appeal. The parties have fully briefed the appeal and are awaiting the decision by the CIT.

Corrosion-Resistant Steel

On June 3, 2015, we, along with five other domestic producers, filed AD and CVD petitions against imports of corrosion-resistant steel (“CORE”) from China, India, Italy, South Korea and Taiwan. The petitions allege that unfairly traded imports of CORE from those five countries are causing material injury to the domestic industry. The DOC initiated its investigations on June 24, 2015. On July 16, 2015, the ITC made a unanimous preliminary determination of injury to the domestic industry caused by imports of CORE from all five countries. On October 30, 2015, the DOC determined that China, Italy and South Korea significantly increased their product shipments into the U.S. market before the DOC’s preliminary determination of AD and CVD duties. This “critical circumstances” determination allows the DOC to impose CVD and AD duties retroactively beginning from the date that is approximately 90 days before the respective date of the DOC’s preliminary determination of CVD and AD duties. On November 2,

2015, the DOC preliminarily determined that imports of CORE from China, India, Italy and South Korea are benefiting from unfair government subsidies and should be subject to CVD duties. The critical circumstances determination allows the DOC to impose CVD duties on imports from China, India and South Korea retroactively from August 4, 2015. On December 23, 2015, the DOC also preliminarily determined that imports of CORE from China, India, Italy and South Korea are being sold at less-than-fair-value and should be subject to AD duties. The critical circumstances determination allows the DOC to impose AD duties on imports from China, India and South Korea retroactively from October 6, 2015. Estimated AD duties resulting from those preliminary determinations by the DOC are generally added to the estimated CVD duties. As a result of these preliminary CVD and AD determinations, importers are required to post cash deposits with the U.S. government on imports of CORE from these countries as presented below:

Country	Corrosion-Resistant CVD Margins	Corrosion-Resistant AD Margins
China	235.66% – 26.26%	255.8%
India	7.71% – 2.85%	6.92% – 6.64%
Italy	38.41% – 0.00%	3.11% – 0.00%
South Korea	1.37% – 0.00%	3.51% – 2.99%

For Taiwan, the DOC found no dumping margin and that countervailable government subsidies did not exceed the de minimus level of one percent. All preliminary duties remain in effect until the DOC issues final determinations. We expect final determinations of whether there have been dumping, subsidization and injury to occur by the second quarter of 2016.

Cold-Rolled Steel

On July 28, 2015, we, along with four other domestic producers, filed AD petitions against imports of cold-rolled steel from Brazil, China, India, Japan, the Netherlands, Russia, South Korea and the United Kingdom, as well as CVD petitions against imports of cold-rolled steel from Brazil, China, India, Russia and South Korea. The petitions allege that unfairly traded imports of cold-rolled steel from those eight countries are causing material injury to the domestic industry. The DOC initiated its investigations on August 17, 2015. On September 10, 2015, the ITC made a unanimous preliminary determination of injury to the domestic industry caused by imports of cold-rolled steel from Brazil, China, India, Japan, Russia, South Korea and the United Kingdom. The ITC also determined that imports of cold-roll steel from the Netherlands were “negligible” (i.e., less than 3% of total imports of cold-rolled steel during the preceding twelve-month period), and terminated the investigation of imports from the Netherlands. In addition, in October 2015, we and the other petitioners filed critical circumstances allegations against certain foreign producers of cold-rolled steel asserting that those foreign producers significantly increased their shipments of products into the U.S. market before the DOC’s preliminary determination of AD and CVD duties. On December 16, 2015, the DOC preliminarily determined that imports of cold-rolled steel from Brazil, China, India and Russia are benefiting from unfair government subsidies and should be subject to CVD duties. The DOC also preliminarily determined that critical circumstances exist for imports of certain cold-rolled steel from China. As a result of these preliminary CVD determinations, importers are required to post cash deposits with the U.S. government on imports of cold-rolled steel from these countries as presented below:

Country	Cold-Rolled CVD Margins	Cold-Rolled AD Margins
Brazil	7.42%	*
China	227.29%	*
India	4.45%	*
Russia	6.33% – 0.00%	*
* To be subsequently determined

The DOC’s critical circumstances preliminary determination also allows the DOC to impose CVD duties on certain cold-rolled steel imports from China retroactively from September 22, 2015. For South Korea, the DOC found that countervailable government subsidies did not exceed the de minimus level of one percent. The DOC will next make preliminary AD determinations for these four countries and South Korea, along with Japan and the United Kingdom (which were not named in the CVD petitions), on or about February 23, 2016. Affirmative preliminary AD determinations by the DOC will require covered importers to post cash deposits to the U.S. government covering those duties beginning as of the date of the DOC’s preliminary determinations. If the DOC makes affirmative preliminary AD determinations for China, as a result its preliminary critical circumstances determination, the DOC also may impose AD retroactively for imports of cold-rolled steel from China beginning 90 days before the preliminary determination. Those preliminary duties would remain in effect until the DOC issues final determinations. We expect the final determinations of whether there have been dumping, subsidization and injury to occur by the third quarter of 2016.

Hot-Rolled Steel

On August 11, 2015, we, along with five other domestic producers, filed AD petitions against imports of hot-rolled steel from Australia, Brazil, Japan, the Netherlands, South Korea, Turkey and the United Kingdom, as well as CVD petitions against imports of hot-rolled steel from Brazil, South Korea and Turkey. The petitions allege that unfairly traded imports of hot-rolled steel from those seven countries are causing material injury to the domestic industry. The DOC initiated its investigations on September 1, 2015. On September 24, 2015, the ITC made a unanimous preliminary determination of injury to the domestic industry caused by imports of hot-rolled steel from all seven countries. In addition, in October 2015, we and the other petitioners filed critical circumstances allegations against certain foreign producers of hot-rolled steel asserting that those foreign producers significantly increased their shipments of products into the U.S. market before the DOC’s preliminary determination of AD and CVD duties. On December 9, 2015, the DOC preliminarily determined that critical circumstances exist for imports of certain hot-rolled steel from Brazil. On January 11, 2016, the DOC preliminarily determined that imports of hot-rolled steel from Brazil are benefiting from unfair government subsidies and should be subject to CVD duties at the rate of 7.42%. For South Korea and Turkey, the DOC found that countervailable government subsidies did not exceed the de minimus level of one percent. As a result of the preliminary CVD determination, importers are required to post cash deposits with the U.S. government on imports of hot-rolled steel from Brazil at the rate of 7.42%. The DOC’s critical circumstances preliminary determination also allows the DOC to impose CVD duties on certain hot-rolled steel imports from Brazil retroactively from October 13, 2015. The DOC will next make preliminary AD determinations for all seven countries on or about March 8, 2016. Affirmative preliminary AD determinations by the DOC will require covered importers to post cash deposits to the U.S. government covering those duties beginning as of the date of the DOC’s preliminary determinations. If the DOC makes affirmative preliminary AD determinations for Brazil, as a result of its preliminary critical circumstances determination, the DOC also may impose AD retroactively for imports of hot-rolled steel from Brazil beginning approximately 90 days before the preliminary determination. Those preliminary duties would remain in effect until the DOC issues final determinations. We expect final determinations of whether there have been dumping, subsidization and injury to occur by the third quarter of 2016.

Stainless Steel

On February 12, 2016, we, along with three other domestic producers, filed AD and CVD petitions against imports of stainless steel from China. The petitions allege that unfairly traded imports of stainless steel from China are causing material injury to the domestic industry. The DOC must determine whether to initiate its investigations by March 3, 2016. If the DOC initiates investigations, the ITC will make its preliminary injury determination on or about March 28, 2016 as to whether there is a reasonable indication that stainless steel imports caused or threaten to cause material injury. If the ITC’s preliminary determination is affirmative, we expect the DOC to make preliminary determinations about subsidies by the end of the second quarter of 2016 and dumping by the end of the third quarter of 2016, and impose preliminary duties. If the DOC imposes preliminary duties, covered importers would be required to post cash deposits to the U.S. government covering those duties beginning as of the date of the preliminary determination. Those preliminary duties would remain in effect until the DOC issues final determinations. We expect the entire investigation to take approximately one year, with final determinations of whether there have been dumping, subsidization, and injury likely occurring by the first quarter of 2017.

Other Contingencies

In addition to the matters we discussed above, there are various pending and potential claims against us and our subsidiaries involving product liability, commercial, employee benefits and other matters arising in the ordinary course of business. Because of the considerable uncertainties which exist for any claim, it is difficult to reliably or accurately estimate what would be the amount of a loss if a claimant prevails. If material assumptions or factual understandings we rely on to evaluate exposure for these contingencies prove to be inaccurate or otherwise change, we may be required to record a liability for an adverse outcome. If, however, we have reasonably evaluated potential future liabilities for all of these contingencies, including those described more specifically above, it is our opinion, unless we otherwise noted, that the ultimate liability from these contingencies, individually and in the aggregate, should not have a material effect on our consolidated financial position, results of operations or cash flows.

NOTE 11 - Stockholders’ Equity

Preferred Stock: There are 25,000,000 shares of preferred stock authorized; no shares are issued or outstanding.

Common Stock: Our common stockholders may receive dividends when and as declared by the Board of Directors out of funds legally available for distribution. The holders have one vote per share in respect of all matters and are not entitled to preemptive rights.

On September 16, 2014, AK Holding issued 40.25 million shares of common stock at $9.00 per share. Net proceeds were $345.3 after underwriting discounts and other fees. AK Holding used the net proceeds to pay a portion of the purchase price for the acquisition of Dearborn, to repay a portion of outstanding borrowings under the Credit Facility and for general corporate purposes.

Dividends: The instruments governing our outstanding senior debt allow dividend payments. However, our Credit Facility restricts dividend payments. Dividends are permitted if (i) availability under the Credit Facility exceeds $337.5 or (ii) availability exceeds $262.5 and we meet a fixed charge coverage ratio of one to one as of the most recently ended fiscal quarter. If we cannot meet either of these thresholds, dividends would be limited to $12.0 annually. Currently, the availability under the Credit Facility significantly exceeds $337.5. Although we have elected to suspend our dividend program, there currently are no covenants that would restrict our ability to declare and pay a dividend to our stockholders.

Share Repurchase Program: In October 2008, the Board of Directors authorized us to repurchase, from time to time, up to $150.0 of our outstanding common stock. We have not made any common stock repurchases under this program in the last three years. As of December 31, 2015, there was $125.6 remaining for repurchase under the Board of Directors’ authorization.

NOTE 12 - Share-based Compensation

AK Holding’s Stock Incentive Plan (the “SIP”) permits the granting of nonqualified stock option, restricted stock, performance share and/or restricted stock unit (“RSUs”) awards to our Directors, officers and other employees. Stockholders have approved an aggregate maximum of 23 million shares issuable under the SIP through December 31, 2019, of which approximately 4 million shares are available for future grant as of December 31, 2015.

Share-based compensation expense for the years ended December 31, 2015, 2014 and 2013, is presented below:

Share-based Compensation Expense	2015	2014	2013
Stock options	$1.7	$1.7	$1.5
Restricted stock	3.2	3.2	2.9
Restricted stock units issued to Directors	0.9	1.1	1.0
Performance shares	1.9	2.9	4.1
Pre-tax share-based compensation expense	$7.7	$8.9	$9.5

Stock Options

Stock options have a maximum term of ten years and holders may not exercise them earlier than six months after the grant date or another term the award agreement may specify. Stock options granted to officers and key managers vest and become exercisable in three equal installments on the first, second and third anniversaries of the grant date. The exercise price of each option must equal or exceed the market price of our common stock on the grant date. We have not and do not reprice stock options to lower the exercise price.

We use the Black-Scholes option valuation model to value the nonqualified stock options. We use historical data of stock option exercise behaviors to estimate the expected life that granted options will be outstanding. The risk-free interest rate is based on the Daily Treasury Yield Curve published by the U.S. Treasury on the grant date. The expected volatility is determined by using a blend of historical and implied volatility. The expected dividend yield is based on our historical dividend payments. We estimate that option holders will forfeit 5% of the options.

The following weighted-average assumptions are used in the Black-Scholes option pricing model to estimate the fair value of granted options as of the grant date:

	2015	2014	2013
Expected volatility	67.6% – 75.9%	58.3% – 68.2%	57.8% – 68.8%
Weighted-average volatility	69.4%	62.6%	65.2%
Expected term (in years)	3.1 – 6.6	3.0 – 6.5	2.9 – 6.4
Risk-free interest rate	1.0% – 1.7%	0.9% – 2.3%	0.4% – 1.1%
Dividend yield	—%	—%	—%
Weighted-average grant-date fair value per share of granted options	$2.36	$3.50	$2.44

Option activity for the year ended December 31, 2015, is presented below:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	2,696,595	$11.16
Granted	906,700	4.08
Exercised	(2,733)	4.59
Forfeited and expired	(296,570)	10.81
Outstanding at December 31, 2015	3,303,992	9.26	4.6	$—

Exercisable at December 31, 2015	1,959,959	12.33	3.3	—

Unvested at December 31, 2015	1,344,033	4.77	6.5	—

Unvested at December 31, 2015 expected to vest	1,276,831	4.77	6.5	—

The total intrinsic value of stock option awards that holders exercised during the years ended December 31, 2015, 2014 and 2013, was not material in each period. Each exercised option’s intrinsic value is the quoted average of the reported high and low sales price on the exercise date. As of December 31, 2015, total unrecognized compensation costs for non-vested stock options were $0.7, which we expect to recognize over a weighted-average period of 1.7 years.

Restricted Stock

Restricted stock awards granted to officers and other employees ordinarily vest ratably on the first, second and third anniversaries of the grant. Non-vested restricted stock awards activity for the year ended December 31, 2015, is presented below:

Restricted Stock Awards	Restricted Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2014	502,413	$5.97
Granted	886,060	4.06
Vested/restrictions lapsed	(719,955)	4.90
Canceled	(69,203)	5.06
Outstanding at December 31, 2015	599,315	4.54

The weighted-average grant date fair value of restricted stock awards granted during the years ended December 31, 2015, 2014 and 2013, was $4.06, $6.66 and $4.43 per share. The total intrinsic value of restricted stock awards that vested (i.e., restrictions lapsed) during the years ended December 31, 2015, 2014 and 2013, was $2.9, $2.9 and $2.1. As of December 31, 2015, total unrecognized compensation costs for non-vested restricted stock awards granted under the SIP were $1.5, which we expect to recognize over a weighted-average period of 1.6 years.

Restricted Stock Units

Restricted stock units (“RSUs”) represent equity-based compensation granted to Directors. RSU grants vest immediately, but we do not settle them (i.e., pay them) until one year after the grant date, unless a Director elects to defer the settlement. Directors have the option to defer their RSU settlement six months after their Board service is terminated and also may elect to take settlement in a single distribution or in annual installments up to fifteen years.

Performance Shares

Performance shares are granted to officers and key managers. They earn the awards by meeting performance measures over a three-year period. Though a target number of performance shares are awarded on the grant date, the total number of performance shares issued to the participant when they vest is based on two equally-rated metrics: (i) our share performance compared to a prescribed compounded annual growth rate and (ii) our total share return compared to Standard & Poor’s MidCap 400 index.

The following weighted-average assumptions are used in a Monte Carlo simulation model to estimate the fair value of performance shares granted:

	2015	2014	2013
Company expected volatility	56.4%	59.1%	59.2%
S&P’s MidCap 400 index expected volatility	27.0%	32.4%	34.7%
Risk-free interest rate	0.9%	0.9%	0.4%
Dividend yield	—%	—%	—%
Weighted-average grant-date fair value per performance share granted	$3.09	$6.40	$4.68

Non-vested performance share awards activity for the year ended December 31, 2015, is presented below:

Performance Share Awards	Performance Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2014	978,952	$5.56
Granted	890,700	3.09
Earned	—	—
Expired or forfeited	(865,358)	4.36
Outstanding at December 31, 2015	1,004,294	4.40

As of December 31, 2015, total unrecognized compensation costs for non-vested performance share awards granted under the SIP were $2.1, which we expect to recognize over a weighted-average period of 1.6 years.

NOTE 13 - Comprehensive Income (Loss)

Other comprehensive income (loss), net of tax, information is presented below:

	2015	2014	2013
Foreign currency translation
Balance at beginning of period	$1.0	$4.7	$3.5
Other comprehensive income (loss)—foreign currency translation gain (loss)	(3.1)	(3.7)	1.2
Balance at end of period	$(2.1)	$1.0	$4.7
Cash flow hedges
Balance at beginning of period	$(32.2)	$18.3	$31.7
Other comprehensive income (loss):
Gains (losses) arising in period	(64.2)	(51.6)	3.5
Income tax expense	24.9	—	1.3
Gains (losses) arising in period, net of tax	(89.1)	(51.6)	2.2
Reclassification of losses (gains) to net income (loss):
Hot roll carbon steel coil contracts (a)	—	—	(0.4)
Other commodity contracts (b)	61.4	1.1	(24.8)
Subtotal	61.4	1.1	(25.2)
Income tax expense (d)	(25.9)	—	(9.6)
Net amount of reclassification of losses (gains) to net income (loss)	87.3	1.1	(15.6)
Total other comprehensive income (loss), net of tax	(1.8)	(50.5)	(13.4)
Balance at end of period	$(34.0)	$(32.2)	$18.3
Unrealized holding gains on securities
Balance at beginning of period	$0.4	$0.4	$0.3
Other comprehensive income (loss):
Unrealized holding gains (losses) arising in period	—	—	0.2
Income tax expense	—	—	0.1
Unrealized holding gains (losses) arising in period, net of tax	—	—	0.1
Reclassification of gains (losses) to net income (loss)—income tax benefit (d)	0.4	—	—
Total other comprehensive income (loss), net of tax	(0.4)	—	0.1
Balance at end of period	$—	$0.4	$0.4
Pension and OPEB plans
Balance at beginning of period	$(173.6)	$300.0	$(34.4)
Other comprehensive income (loss):
Prior service credit (cost) arising in period	(7.7)	10.9	(6.1)
Gains (losses) arising in period	(60.8)	(422.5)	422.3
Subtotal	(68.5)	(411.6)	416.2
Income tax expense (benefit) (d)	(26.0)	—	50.3
Gains (losses) arising in period, net of tax	(42.5)	(411.6)	365.9
Reclassification to net income (loss):
Prior service costs (credits) (c)	(60.2)	(68.9)	(76.2)
Actuarial (gains) losses (c)	165.0	6.9	25.3
Subtotal	104.8	(62.0)	(50.9)
Income tax (expense) benefit (d)	39.8	—	(19.4)
Amount of reclassification to net income (loss), net of tax	65.0	(62.0)	(31.5)
Total other comprehensive income (loss), net of tax	22.5	(473.6)	334.4
Balance at end of period	$(151.1)	$(173.6)	$300.0

(a)	Included in net sales

(b)	Included in cost of products sold

(c)	Included in pension and OPEB expense (income)

(d)	Included in income tax expense (benefit)

NOTE 14 - Earnings per Share

Reconciliation of the numerators and denominators for basic and diluted EPS computations is presented below:

	2015	2014	2013
Net income (loss) attributable to AK Steel Holding Corporation	$(509.0)	$(96.9)	$(46.8)
Less: distributed earnings to common stockholders and holders of certain stock compensation awards	—	—	—
Undistributed earnings (loss)	$(509.0)	$(96.9)	$(46.8)

Common stockholders earnings—basic and diluted:
Distributed earnings to common stockholders	$—	$—	$—
Undistributed earnings (loss) to common stockholders	(507.3)	(96.6)	(46.6)
Common stockholders earnings (loss)—basic and diluted	$(507.3)	$(96.6)	$(46.6)

Common shares outstanding (weighted-average shares in millions):
Common shares outstanding for basic earnings per share	177.2	148.1	135.8
Effect of exchangeable debt	—	—	—
Effect of dilutive stock-based compensation	—	—	—
Common shares outstanding for diluted earnings per share	177.2	148.1	135.8

Basic and diluted earnings per share:
Distributed earnings	$—	$—	$—
Undistributed earnings (loss)	(2.86)	(0.65)	(0.34)
Basic and diluted earnings (loss) per share	$(2.86)	$(0.65)	$(0.34)

Potentially issuable common shares (in millions) excluded from earnings per share calculation due to anti-dilutive effect	3.6	9.7	2.6

NOTE 15 - Variable Interest Entities

SunCoke Middletown

We purchase all the coke and electrical power generated from SunCoke Middletown’s plant under long-term supply agreements. SunCoke Middletown is a variable interest entity because we have committed to purchase all the expected production from the facility through at least 2031 and we are the primary beneficiary. Therefore, we consolidate SunCoke Middletown’s financial results with our financial results, even though we have no ownership interest in SunCoke Middletown. SunCoke Middletown had income before income taxes of $62.6, $63.0 and $64.3 for the years ended December 31, 2015, 2014 and 2013 that was included in our consolidated income (loss) before income taxes.

Vicksmetal/Armco Associates

We indirectly own a 50% interest in Vicksmetal/Armco Associates (“VAA”), a joint venture with Vicksmetal Company, which is owned by Sumitomo Corporation. VAA slits electrical steel primarily for AK Steel, though also for third parties. VAA is a variable interest entity and we are the primary beneficiary. Therefore, we consolidate VAA’s financial results with our financial results.

NOTE 16 - Fair Value Measurements

We measure certain assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, we use various valuation approaches. The hierarchy of those valuation approaches is broken down into three levels based on the reliability of inputs as follows:

•	Level 1 inputs are quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date.

•
Level 2 inputs are inputs, other than quoted prices, that are directly or indirectly observable for the asset or liability. Level 2 inputs include model-generated values that rely on inputs either directly observed or readily-derived from available market data sources, such as Bloomberg or other news and data vendors. They include quoted prices for similar assets or liabilities in active markets, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves observable at commonly quoted intervals or current market) and contractual prices for the underlying financial instrument, as well as other relevant economic factors. As a practical expedient, we estimate the value of common/collective trusts by using the net asset value per share multiplied by the number of shares of the trust investment held as of the measurement date. If we have the ability to redeem our investment in the respective alternative investment at the net asset value with no significant restrictions on the redemption at the consolidated balance sheet date, we categorized the alternative investment as a Level 2 measurement in the fair value hierarchy. We generate fair values for our commodity derivative contracts and foreign currency forward contracts from observable futures prices for the respective commodity or currency, from sources such as the New York Mercantile Exchange (NYMEX) or the London Metal Exchange (LME). In cases where the derivative is an option contract (including caps, floors and collars), we adjust our valuations to reflect the counterparty’s valuation assumptions. After validating that the counterparty’s assumptions for implied volatilities reflect independent source’s assumptions, we discount these model-generated future values with discount factors that reflect the counterparty’s credit quality. We apply different discount rates to different contracts since the maturities and counterparties differ. As of December 31, 2015, a spread over benchmark rates of less than 1.5% was used for derivatives valued as assets and less than 3.6% for derivatives valued as liabilities. We have estimated the fair value of long-term debt based upon quoted market prices for the same or similar issues or on the current interest rates available to us for debt on similar terms and with similar maturities.

•
Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. This level of categorization is not applicable to our valuations on a normal recurring basis other than for a portion of our pension assets.

Assets and liabilities measured at fair value on a recurring basis are presented below:

	2015			2014
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets measured at fair value
Cash and cash equivalents	$56.6	$—	$56.6	$70.2	$—	$70.2
Other current assets:
Foreign exchange contracts	—	1.1	1.1	—	1.2	1.2
Commodity hedge contracts	—	0.5	0.5	—	3.6	3.6
Other non-current assets:
Available for sale investments—cash and cash equivalents	—	—	—	3.3	—	3.3
Commodity hedge contracts	—	0.3	0.3	—	1.8	1.8
Assets measured at fair value	$56.6	$1.9	$58.5	$73.5	$6.6	$80.1

Liabilities measured at fair value
Accrued liabilities:
Commodity hedge contracts	$—	$(41.2)	$(41.2)	$—	$(36.2)	$(36.2)
Other non-current liabilities—commodity hedge contracts	—	(9.5)	(9.5)	—	(5.7)	(5.7)
Liabilities measured at fair value	$—	$(50.7)	$(50.7)	$—	$(41.9)	$(41.9)

Liabilities measured at other than fair value
Long-term debt, including current portions:
Fair value	$—	$(1,573.3)	$(1,573.3)	$—	$(2,478.3)	$(2,478.3)
Carrying amount	—	(2,354.1)	(2,354.1)	—	(2,422.0)	(2,422.0)

See Note 7 for information on the fair value of pension plan assets. The carrying amounts of our other financial instruments do not differ materially from their estimated fair values at December 31, 2015 and 2014.

NOTE 17 - Derivative Instruments and Hedging Activities

Exchange rate fluctuations affect a portion of intercompany receivables that are denominated in foreign currencies, and we use forward currency contracts to reduce our exposure to certain of these currency price fluctuations. These contracts have not been designated as hedges for accounting purposes and gains or losses are reported in earnings on a current basis in other income (expense).

We are exposed to fluctuations in market prices of raw materials and energy sources, as well as from the effect of market prices on the sale of certain commodity steel (hot roll carbon steel coils). We may use cash-settled commodity price swaps and options (including collars) to hedge the market risk associated with the purchase of certain of our raw materials and energy requirements and the sale of hot roll carbon steel coils. For input commodities, these derivatives are typically used for a portion of our natural gas, nickel, iron ore, aluminum, zinc and electricity requirements. Our hedging strategy is to reduce the effect on earnings from the price volatility of these various commodity exposures. Independent of any hedging activities, price changes in any of these commodity markets could negatively affect operating costs or selling prices.

All commodity derivatives are recognized as an asset or liability at fair value. We record the effective gains and losses for commodity derivatives designated as cash flow hedges of forecasted purchases of raw materials and energy sources in accumulated other comprehensive income (loss) and reclassify them into cost of products sold in the same period we recognize earnings for the associated underlying transaction. We record the effective gains and losses for hot roll carbon steel coils derivatives designated as cash flow hedges of forecasted sales in accumulated other comprehensive income and reclassify them into net sales in the same period we recognize earnings for the associated underlying transaction. We recognize gains and losses on these designated derivatives arising from either hedge ineffectiveness or from components excluded from the assessment of effectiveness in current earnings under cost of products sold or net sales, as appropriate. We record all gains or losses from derivatives for which hedge accounting treatment has not been elected to earnings on a current basis in net sales or cost of products sold. We have provided $17.9 of collateral to counterparties under collateral funding arrangements as of December 31, 2015.

Outstanding commodity price swaps and options and forward foreign exchange contracts as of December 31, 2015 and 2014, are presented below:

Commodity	2015	2014
Nickel (in lbs)	164,800	259,300
Natural gas (in MMBTUs)	36,972,500	33,992,500
Zinc (in lbs)	54,173,800	61,800,000
Iron ore (in metric tons)	2,795,000	2,335,000
Electricity (in MWHs)	1,386,400	1,182,800
Hot roll carbon steel coils (in short tons)	—	15,000
Foreign exchange contracts (in euros)	€55,500,000	€23,675,000

The fair value of derivative instruments as of December 31, 2015 and 2014, is presented below:

Asset (liability)	2015	2014
Derivatives designated as hedging instruments:
Other current assets—commodity contracts	$0.3	$2.1
Other non-current assets—commodity contracts	0.3	1.8
Accrued liabilities—commodity contracts	(40.9)	(32.0)
Other non-current liabilities—commodity contracts	(9.5)	(5.7)

Derivatives not designated as hedging instruments:
Other current assets:
Foreign exchange contracts	1.1	1.2
Commodity contracts	0.2	1.5
Accrued liabilities:
Commodity contracts	(0.3)	(4.2)

Gains (losses) on derivative instruments for the years ended December 31, 2015, 2014 and 2013, are presented below:

Gain (loss)	2015	2014	2013
Derivatives in cash flow hedging relationships—
Commodity contracts:
Reclassified from accumulated other comprehensive income into net sales (effective portion)	$—	$—	$0.4
Reclassified from accumulated other comprehensive income into cost of products sold (effective portion)	(61.4)	(1.1)	24.8
Recorded in cost of products sold (ineffective portion and amount excluded from effectiveness testing)	(23.6)	(0.8)	3.3

Derivatives not designated as hedging instruments:
Foreign exchange contracts—recognized in other income (expense)	(0.1)	1.9	(0.1)
Commodity contracts:
Recognized in net sales	2.2	(5.1)	(3.1)
Recognized in cost of products sold	(2.0)	(35.0)	1.7

Gains (losses) before tax expected to be reclassified into cost of products sold within the next twelve months for our existing commodity contracts that qualify for hedge accounting, as well as the period over which we are hedging our exposure to the volatility in future cash flows, are presented below:

Commodity Hedge	Settlement Dates	Gains (losses)
Natural gas	January 2016 to December 2017	$(17.1)
Electricity	January 2016 to December 2017	(1.9)
Iron ore	January 2016 to November 2017	(7.8)
Zinc	January 2016 to December 2017	(11.2)

NOTE 18 - Supplementary Cash Flow Information

Net cash paid (received) during the period for interest, net of capitalized interest, and income taxes are presented below:

	2015	2014	2013
Net cash paid (received) during the period for:
Interest, net of capitalized interest	$161.3	$121.9	$116.2
Income taxes	0.7	(0.3)	1.2

Included in net cash flows from operations was cash provided by SunCoke Middletown of $87.4, $66.4 and $82.6 for the years ended December 31, 2015, 2014 and 2013. Consolidated cash and cash equivalents at December 31, 2015, and 2014, include SunCoke Middletown’s cash and cash equivalents of $7.6 and $18.2. SunCoke Middletown’s cash and cash equivalents have no compensating balance arrangements or legal restrictions, but is not available for our use.

We had capital investments during the years ended December 31, 2015, 2014 and 2013, that had not been paid as of the end of the respective period. These amounts are included in accounts payable and accrued liabilities and have been excluded from the consolidated statements of cash flows until paid. We also granted restricted stock to certain employees and restricted stock units to directors under the SIP. Non-cash investing and financing activities for the years ended December 31, 2015, 2014 and 2013, are presented below:

	2015	2014	2013
Capital investments	$37.4	$29.5	$10.2
Issuance of restricted stock and restricted stock units	4.1	4.5	3.0

NOTE 19 - Quarterly Information (Unaudited)

Earnings per share for each quarter and the year are calculated individually and may not sum to the total for the year.

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$1,750.9	$1,689.4	$1,709.9	$1,542.7	$6,692.9
Operating profit (loss)	33.8	7.1	80.2	(34.4)	86.7
Net income (loss) attributable to AK Holding	(306.3)	(64.0)	6.7	(145.4)	(509.0)
Basic and diluted earnings (loss) per share	$(1.72)	$(0.36)	$0.04	$(0.82)	$(2.86)

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$1,383.5	$1,530.8	$1,593.8	$1,997.6	$6,505.7
Operating profit (loss)	(35.3)	36.5	63.7	74.5	139.4
Net income (loss) attributable to AK Holding	(86.1)	(17.1)	(7.2)	13.5	(96.9)
Basic earnings (loss) per share	$(0.63)	$(0.13)	$(0.05)	$0.08	$(0.65)
Diluted earnings (loss) per share	$(0.63)	$(0.13)	$(0.05)	$0.07	$(0.65)

Included in net income attributable to AK Holding in the first quarter and full year of 2015 was an impairment charge of $256.3 for our investment in Magnetation. Included in the fourth quarter and full year of 2015 was an impairment charge of $41.6 for our investment in AFSG, costs of $28.1 for the temporary idling of the Ashland Works blast furnace and steelmaking operations, a pension corridor charge of $144.3 and an OPEB corridor credit of $13.1.

Dearborn’s financial results are included in the above amounts beginning September 16, 2014. Included in operating profit (loss) for the fourth quarter and full year of 2014 was a pension corridor charge of $2.0. Included in net income attributable to AK Holding were Dearborn net-of-tax acquisition-related costs of $1.0, $23.6, $7.1 and $31.7 for the second, third and fourth quarters and full year of 2014.

NOTE 20 - Supplementary Guarantor Information

AK Steel’s 8.75% Senior Secured Notes due December 2018, 7.625% Senior Notes due May 2020, 7.625% Senior Notes due October 2021, 8.375% Senior Notes due April 2022 (collectively, the “Senior Notes”) and 5.0% Exchangeable Senior Notes due November 2019 (the “Exchangeable Notes”) are governed by indentures entered into by AK Holding and its 100%-owned subsidiary, AK Steel. Under the terms of the indentures, AK Holding and the guarantor subsidiaries (AK Steel’s 100%-owned subsidiaries, AK Tube and AK Properties) each fully and unconditionally, jointly and severally, guarantee the payment of interest, principal and premium, if any, on each of the notes included in the Senior Notes.

Under the terms of the indenture for the Exchangeable Notes, AK Holding fully and unconditionally, jointly and severally, guarantees the payment of interest, principal and premium, if any, on the notes. AK Holding remains the sole guarantor of the Exchangeable Notes.

We present all investments in subsidiaries in the supplementary guarantor information using the equity method of accounting. Therefore, the net income (loss) of the subsidiaries accounted for using the equity method is in their parents’ investment accounts. The principal elimination entries eliminate investments in subsidiaries and inter-company balances and transactions. The following supplementary condensed consolidating financial statements present information about AK Holding, AK Steel, the guarantor subsidiaries of the Senior Notes and the other non-guarantor subsidiaries.

Condensed Statements of Comprehensive Income (Loss)
Year Ended December 31, 2015

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$6,498.2	$250.9	$538.3	$(594.5)	$6,692.9
Cost of products sold (exclusive of items shown separately below)	—	5,984.9	167.5	423.3	(543.7)	6,032.0
Selling and administrative expenses (exclusive of items shown separately below)	4.9	270.4	10.7	25.0	(49.1)	261.9
Depreciation	—	187.7	3.6	24.7	—	216.0
Pension and OPEB expense (income) (exclusive of corridor charges shown below)	—	(63.0)	—	—	—	(63.0)
Pension and OPEB net corridor charge	—	131.2	—	—	—	131.2
Charge for facility idling	—	28.1	—	—	—	28.1
Total operating costs	4.9	6,539.3	181.8	473.0	(592.8)	6,606.2
Operating profit (loss)	(4.9)	(41.1)	69.1	65.3	(1.7)	86.7
Interest expense	—	171.0	—	2.0	—	173.0
Impairment of Magnetation investment	—	—	—	(256.3)	—	(256.3)
Impairment of AFSG investment	—	—	—	(41.6)	—	(41.6)
Other income (expense)	—	6.4	6.6	(11.6)	—	1.4
Income (loss) before income taxes	(4.9)	(205.7)	75.7	(246.2)	(1.7)	(382.8)
Income tax expense (benefit)	—	39.6	28.7	(4.2)	(0.7)	63.4
Equity in net income (loss) of subsidiaries	(504.1)	(258.8)	—	—	762.9	—
Net income (loss)	(509.0)	(504.1)	47.0	(242.0)	761.9	(446.2)
Less: Net income attributable to noncontrolling interests	—	—	—	62.8	—	62.8
Net income (loss) attributable to AK Steel Holding Corporation	(509.0)	(504.1)	47.0	(304.8)	761.9	(509.0)
Other comprehensive income (loss)	17.2	17.2	—	(3.1)	(14.1)	17.2
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$(491.8)	$(486.9)	$47.0	$(307.9)	$747.8	$(491.8)

Condensed Statements of Comprehensive Income (Loss)
Year Ended December 31, 2014

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$6,284.2	$280.7	$599.6	$(658.8)	$6,505.7
Cost of products sold (exclusive of items shown separately below)	—	5,937.6	199.3	484.7	(613.9)	6,007.7
Selling and administrative expenses (exclusive of items shown separately below)	4.6	251.0	11.3	28.3	(48.0)	247.2
Depreciation	—	176.1	3.9	21.9	—	201.9
Pension and OPEB expense (income)	—	(92.5)	—	—	—	(92.5)
Pension corridor charge	—	2.0	—	—	—	2.0
Total operating costs	4.6	6,274.2	214.5	534.9	(661.9)	6,366.3
Operating profit (loss)	(4.6)	10.0	66.2	64.7	3.1	139.4
Interest expense	—	142.1	—	2.6	—	144.7
Other income (expense)	—	(17.7)	6.5	(9.9)	—	(21.1)
Income (loss) before income taxes	(4.6)	(149.8)	72.7	52.2	3.1	(26.4)
Income tax expense (benefit)	—	(19.2)	29.1	(3.4)	1.2	7.7
Equity in net income (loss) of subsidiaries	(92.3)	38.3	—	—	54.0	—
Net income (loss)	(96.9)	(92.3)	43.6	55.6	55.9	(34.1)
Less: Net income attributable to noncontrolling interests	—	—	—	62.8	—	62.8
Net income (loss) attributable to AK Steel Holding Corporation	(96.9)	(92.3)	43.6	(7.2)	55.9	(96.9)
Other comprehensive income (loss)	(527.8)	(527.8)	—	(3.7)	531.5	(527.8)
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$(624.7)	$(620.1)	$43.6	$(10.9)	$587.4	$(624.7)

Condensed Statements of Comprehensive Income (Loss)
Year Ended December 31, 2013

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net sales	$—	$5,339.3	$261.5	$568.8	$(599.2)	$5,570.4
Cost of products sold (exclusive of items shown separately below)	—	5,012.1	189.0	463.3	(556.6)	5,107.8
Selling and administrative expenses (exclusive of items shown separately below)	4.4	205.0	10.5	26.2	(40.8)	205.3
Depreciation	—	169.4	4.3	16.4	—	190.1
Pension and OPEB expense (income)	—	(68.6)	—	—	—	(68.6)
Total operating costs	4.4	5,317.9	203.8	505.9	(597.4)	5,434.6
Operating profit (loss)	(4.4)	21.4	57.7	62.9	(1.8)	135.8
Interest expense	—	125.9	—	1.5	—	127.4
Other income (expense)	—	(5.9)	6.1	(1.6)	—	(1.4)
Income (loss) before income taxes	(4.4)	(110.4)	63.8	59.8	(1.8)	7.0
Income tax expense (benefit)	—	(27.8)	20.1	(2.0)	(0.7)	(10.4)
Equity in net income (loss) of subsidiaries	(42.4)	40.2	—	—	2.2	—
Net income (loss)	(46.8)	(42.4)	43.7	61.8	1.1	17.4
Less: Net income attributable to noncontrolling interests	—	—	—	64.2	—	64.2
Net income (loss) attributable to AK Steel Holding Corporation	(46.8)	(42.4)	43.7	(2.4)	1.1	(46.8)
Other comprehensive income (loss)	322.3	322.3	—	1.2	(323.5)	322.3
Comprehensive income (loss) attributable to AK Steel Holding Corporation	$275.5	$279.9	$43.7	$(1.2)	$(322.4)	$275.5

Condensed Balance Sheets
December 31, 2015

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$27.0	$—	$29.6	$—	$56.6
Accounts receivable, net	—	411.9	23.5	32.0	(22.5)	444.9
Inventory, net	—	1,149.6	26.1	60.6	(10.0)	1,226.3
Other current assets	—	75.6	0.3	2.5	—	78.4
Total current assets	—	1,664.1	49.9	124.7	(32.5)	1,806.2
Property, plant and equipment	—	5,763.8	103.1	599.1	—	6,466.0
Accumulated depreciation	—	(4,218.0)	(75.4)	(86.1)	—	(4,379.5)
Property, plant and equipment, net	—	1,545.8	27.7	513.0	—	2,086.5
Other non-current assets:
Investment in affiliates	—	42.6	—	28.1	—	70.7
Investment in subsidiaries	(3,541.0)	1,346.0	—	—	2,195.0	—
Inter-company accounts	2,563.4	(3,600.9)	1,403.0	(390.8)	25.3	—
Other non-current assets	—	83.0	33.0	5.0	—	121.0
TOTAL ASSETS	$(977.6)	$1,080.6	$1,513.6	$280.0	$2,187.8	$4,084.4
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$669.0	$6.3	$29.1	$(1.0)	$703.4
Accrued liabilities	—	242.3	2.8	16.4	—	261.5
Current portion of pension and other postretirement benefit obligations	—	77.3	—	0.4	—	77.7
Total current liabilities	—	988.6	9.1	45.9	(1.0)	1,042.6
Non-current liabilities:
Long-term debt	—	2,354.1	—	—	—	2,354.1
Pension and other postretirement benefit obligations	—	1,143.6	—	3.3	—	1,146.9
Other non-current liabilities	—	135.3	—	1.1	—	136.4
TOTAL LIABILITIES	—	4,621.6	9.1	50.3	(1.0)	4,680.0
Equity (deficit):
Total stockholders’ equity (deficit)	(977.6)	(3,541.0)	1,504.5	(152.3)	2,188.8	(977.6)
Noncontrolling interests	—	—	—	382.0	—	382.0
TOTAL EQUITY (DEFICIT)	(977.6)	(3,541.0)	1,504.5	229.7	2,188.8	(595.6)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$(977.6)	$1,080.6	$1,513.6	$280.0	$2,187.8	$4,084.4

Condensed Balance Sheets
December 31, 2014

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$—	$28.5	$0.5	$41.2	$—	$70.2
Accounts receivable, net	—	606.2	27.6	37.3	(26.8)	644.3
Inventory, net	—	1,080.5	26.2	73.5	(8.1)	1,172.1
Other current assets	0.3	67.9	0.2	3.0	—	71.4
Total current assets	0.3	1,783.1	54.5	155.0	(34.9)	1,958.0
Property, plant and equipment	—	5,695.8	97.3	595.3	—	6,388.4
Accumulated depreciation	—	(4,040.8)	(71.8)	(62.6)	—	(4,175.2)
Property, plant and equipment, net	—	1,655.0	25.5	532.7	—	2,213.2
Other non-current assets:
Investment in affiliates	—	84.5	—	304.2	—	388.7
Investment in subsidiaries	(2,970.9)	1,582.4	—	—	1,388.5	—
Inter-company accounts	2,478.1	(3,420.4)	1,325.5	(412.4)	29.2	—
Other non-current assets	—	174.4	33.0	60.7	—	268.1
TOTAL ASSETS	$(492.5)	$1,859.0	$1,438.5	$640.2	$1,382.8	$4,828.0
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$754.9	$6.9	$42.0	$(0.7)	$803.1
Accrued liabilities	—	244.6	3.0	18.9	—	266.5
Current portion of pension and other postretirement benefit obligations	—	55.3	—	0.3	—	55.6
Total current liabilities	—	1,054.8	9.9	61.2	(0.7)	1,125.2
Non-current liabilities:
Long-term debt	—	2,422.0	—	—	—	2,422.0
Pension and other postretirement benefit obligations	—	1,221.3	—	4.0	—	1,225.3
Other non-current liabilities	—	131.8	—	0.7	—	132.5
TOTAL LIABILITIES	—	4,829.9	9.9	65.9	(0.7)	4,905.0
Equity (deficit):
Total stockholders’ equity (deficit)	(492.5)	(2,970.9)	1,428.6	158.8	1,383.5	(492.5)
Noncontrolling interests	—	—	—	415.5	—	415.5
TOTAL EQUITY (DEFICIT)	(492.5)	(2,970.9)	1,428.6	574.3	1,383.5	(77.0)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$(492.5)	$1,859.0	$1,438.5	$640.2	$1,382.8	$4,828.0

Condensed Statements of Cash Flows
Year Ended December 31, 2015

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net cash flows from operating activities	$(3.7)	$49.0	$53.9	$104.8	$(3.7)	$200.3
Cash flows from investing activities:
Capital investments	—	(85.0)	(5.8)	(8.2)	—	(99.0)
Proceeds from sale of equity investee	—	25.0	—	—	—	25.0
Proceeds from AFSG Holdings, Inc. distribution	—	—	—	14.0	—	14.0
Other investing items, net	—	12.5	—	—	—	12.5
Net cash flows from investing activities	—	(47.5)	(5.8)	5.8	—	(47.5)
Cash flows from financing activities:
Net borrowings (repayments) under credit facility	—	(55.0)	—	—	—	(55.0)
Redemption of long-term debt	—	(14.1)	—	—	—	(14.1)
Inter-company activity	4.7	66.1	(48.6)	(25.9)	3.7	—
SunCoke Middletown distributions to noncontrolling interest owners	—	—	—	(96.3)	—	(96.3)
Other financing items, net	(1.0)	—	—	—	—	(1.0)
Net cash flows from financing activities	3.7	(3.0)	(48.6)	(122.2)	3.7	(166.4)
Net increase (decrease) in cash and cash equivalents	—	(1.5)	(0.5)	(11.6)	—	(13.6)
Cash and equivalents, beginning of year	—	28.5	0.5	41.2	—	70.2
Cash and equivalents, end of year	$—	$27.0	$—	$29.6	$—	$56.6

Condensed Statements of Cash Flows
Year Ended December 31, 2014

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net cash flows from operating activities	$(3.4)	$(447.2)	$39.2	$91.3	$(2.7)	$(322.8)
Cash flows from investing activities:
Capital investments	—	(63.1)	(2.8)	(15.2)	—	(81.1)
Investments in Magnetation joint venture	—	—	—	(100.0)	—	(100.0)
Investments in acquired business, net of cash acquired	—	(690.3)	—	—	—	(690.3)
Other investing items, net	—	13.6	—	—	—	13.6
Net cash flows from investing activities	—	(739.8)	(2.8)	(115.2)	—	(857.8)
Cash flows from financing activities:
Net borrowings (repayments) under credit facility	—	515.0	—	—	—	515.0
Proceeds from issuance of long-term debt	—	427.1	—	—	—	427.1
Redemption of long-term debt	—	(0.8)	—	—	—	(0.8)
Proceeds from issuance of common stock	345.3	—	—	—	—	345.3
Debt issuance costs	—	(15.5)	—	—	—	(15.5)
Inter-company activity	(341.0)	272.9	(35.9)	101.3	2.7	—
SunCoke Middletown distributions to noncontrolling interest owners	—	—	—	(61.0)	—	(61.0)
Other financing items, net	(0.9)	—	—	(3.7)	—	(4.6)
Net cash flows from financing activities	3.4	1,198.7	(35.9)	36.6	2.7	1,205.5
Net increase (decrease) in cash and cash equivalents	—	11.7	0.5	12.7	—	24.9
Cash and equivalents, beginning of year	—	16.8	—	28.5	—	45.3
Cash and equivalents, end of year	$—	$28.5	$0.5	$41.2	$—	$70.2

Condensed Statements of Cash Flows
Year Ended December 31, 2013

	AK Holding	AK Steel	Guarantor Subsidiaries of the Senior Notes	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated Company
Net cash flows from operating activities	$(3.5)	$(251.1)	$50.4	$129.6	$(35.6)	$(110.2)
Cash flows from investing activities:
Capital investments	—	(39.2)	(1.7)	(22.7)	—	(63.6)
Investments in acquired businesses	—	—	—	(50.0)	—	(50.0)
Other investing items, net	—	8.5	0.3	6.3	—	15.1
Net cash flows from investing activities	—	(30.7)	(1.4)	(66.4)	—	(98.5)
Cash flows from financing activities:
Net borrowings (repayments) under credit facility	—	90.0	—	—	—	90.0
Proceeds from issuance of long-term debt	—	31.9	—	—	—	31.9
Redemption of long-term debt	—	(27.4)	—	—	—	(27.4)
Debt issuance costs	—	(3.4)	—	—	—	(3.4)
Inter-company activity	4.1	3.9	(49.0)	5.4	35.6	—
SunCoke Middletown distributions to noncontrolling interest owners	—	—	—	(64.8)	—	(64.8)
Other financing items, net	(0.6)	—	—	1.3	—	0.7
Net cash flows from financing activities	3.5	95.0	(49.0)	(58.1)	35.6	27.0
Net increase (decrease) in cash and cash equivalents	—	(186.8)	—	5.1	—	(181.7)
Cash and equivalents, beginning of year	—	203.6	—	23.4	—	227.0
Cash and equivalents, end of year	$—	$16.8	$—	$28.5	$—	$45.3

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information is disclosed and accumulated and communicated to management in a timely fashion. An evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are presented on the following pages.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and include those policies and procedures that:

a)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

b)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and

c)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework).

Based on our assessment and those criteria, we have determined that, as of December 31, 2015, our internal control over financial reporting was effective.

Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting, which appears on the following page.

Dated:	February 19, 2016	/s/ Roger K. Newport
Roger K. Newport
Chief Executive Officer and Director

Dated:	February 19, 2016	/s/ Jaime Vasquez
Jaime Vasquez
Vice President, Finance and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
AK Steel Holding Corporation

We have audited AK Steel Holding Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). AK Steel Holding Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, AK Steel Holding Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2015 consolidated financial statements of AK Steel Holding Corporation and our report dated February 19, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Cincinnati, Ohio
February 19, 2016

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information with respect to our Executive Officers is set forth in Part I of this Annual Report pursuant to General Instruction G of Form 10-K. The information required to be furnished pursuant to this item with respect to our Directors will be set forth under the caption “Election of Directors” in our proxy statement (the “2016 Proxy Statement”) to be furnished to stockholders in connection with the solicitation of proxies by our Board of Directors for use at the 2016 Annual Meeting of Stockholders, and is incorporated herein by reference.

The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2016 Proxy Statement, and is incorporated herein by reference.

The information required to be furnished pursuant to this item with respect to the Audit Committee and the Audit Committee financial expert will be set forth under the caption “Committees of the Board of Directors” in the 2016 Proxy Statement, and is incorporated herein by reference.

Information required to be furnished pursuant to this item with respect to and any material changes to the process by which security holders may recommend nominees to the Board of Directors will be set forth under the caption “Stockholder Proposals for the 2016 Annual Meeting and Nominations of Directors” in the 2016 Proxy Statement, and is incorporated herein by reference.

We have adopted a Code of Ethics covering our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and other persons performing a similar function; a Code of Business Conduct and Ethics for Directors, Officers and Employees; and Corporate Governance Guidelines. These documents, along with charters of our Audit, Management Development and Compensation, Nominating and Governance, Finance, and Public and Environmental Issues Committees, are posted on our website at www.aksteel.com. Disclosures of amendments to or waivers with regard to the provisions of the Code of Ethics also will be posted on our website.

Item 11.	Executive Compensation.

The information required to be furnished pursuant to this item will be set forth under the caption “Executive Compensation” and in the Director Compensation Table and its accompanying narrative in the 2016 Proxy Statement, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required to be furnished pursuant to this item with respect to compensation plans under which our equity securities are authorized for issuance will be set forth under the caption “Equity Compensation Plan Information” in the 2016 Proxy Statement, and is incorporated herein by reference.

Other information required to be furnished pursuant to this item will be set forth under the caption “Stock Ownership” in the 2016 Proxy Statement, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required to be furnished pursuant to this item will be set forth under the captions “Related Person Transactions” and “Board Independence” in the 2016 Proxy Statement, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required to be furnished pursuant to this item will be set forth under the caption “Principal Accounting Firm Fees” in the 2016 Proxy Statement, and is incorporated herein by reference.

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
3.1
Restated Certificate of Incorporation of AK Steel Holding Corporation (incorporated herein by reference to Exhibit 3.1 to AK Steel Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Commission on February 20, 2015).

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

10.4(b)+
Second Amendment to the Annual Management Incentive Plan, as amended and restated as of October 18, 2007 (incorporated herein by reference to Exhibit 10.1 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, as filed with the Commission on May 5, 2015).

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

10.10+
Form of Restricted Stock Award for special bonus grants to executive officers and selected key managers of AK Steel (incorporated herein by reference to Exhibit 10.25 to AK Steel Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 8, 2005).

10.11+
Form of the Performance Share Award Agreement for performance-based equity awards to executive officers and key managers of AK Steel (incorporated herein by reference to Exhibit 10.26 to AK Steel Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Commission on March 8, 2005).

Exhibit Number	Description

10.12+
AK Steel Holding Corporation Stock Incentive Plan, as amended and restated as of July 23, 2015 (incorporated by reference to Exhibit 10.1 to AK Steel Holding Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, as filed with the Commission on August 3, 2015).

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

Exhibit Number	Description
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

*12.1	Statement re: Computation of Ratio of Earnings to Combined Fixed Charges.

*12.2	Statement re: Computation of Ratio of Earnings to Fixed Charges.

*21.1	Subsidiaries of AK Steel Holding Corporation.

*23.1	Consent of Ernst & Young LLP.

*31.1	Section 302 Certification of Chief Executive Officer.

*31.2	Section 302 Certification of Chief Financial Officer.

*32.1	Section 906 Certification of Chief Executive Officer.

*32.2	Section 906 Certification of Chief Financial Officer.

*95.1	Mine Safety Disclosure.

Exhibit Number	Description
*101
The following financial statements from the Annual Report on Form 10-K of AK Steel Holding Corporation for the year ended December 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders’ Equity, and (vi) the Notes to Consolidated Financial Statements.

* Filed or furnished herewith, as applicable
+ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in West Chester, Ohio, on February 19, 2016.

AK Steel Holding Corporation
(Registrant)

/s/ Jaime Vasquez
Jaime Vasquez
Vice President, Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of February 19, 2016 by the following persons on behalf of the registrant and in the capacities indicated.

Signature & Title	Signature & Title

/s/ Roger K. Newport	/s/ Sheri H. Edison
Roger K. Newport	Sheri H. Edison
Chief Executive Officer and Director	Director

/s/ Jaime Vasquez	/s/ Mark G. Essig
Jaime Vasquez	Mark G. Essig
Vice President, Finance and Chief Financial Officer	Director

/s/ Gregory A. Hoffbauer	/s/ William K. Gerber
Gregory A. Hoffbauer	William K. Gerber
Vice President, Controller and Chief Accounting Officer	Director

/s/ James L. Wainscott	/s/ Robert H. Jenkins
James L. Wainscott	Robert H. Jenkins
Chairman of the Board	Director

/s/ Dr. James A. Thomson	/s/ Gregory B. Kenny
Dr. James A. Thomson	Gregory B. Kenny
Lead Director	Director

/s/ Richard A. Abdoo	/s/ Ralph S. Michael, III
Richard A. Abdoo	Ralph S. Michael, III
Director	Director

/s/ John S. Brinzo	/s/ Vicente Wright
John S. Brinzo	Vicente Wright
Director	Director

/s/ Dennis C. Cuneo
Dennis C. Cuneo
Director